Form 10-Q
period 2008-03-31
XL CAPITAL LTD
filed 2008-05-07
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
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

As of May 5, 2008, there were 179,038,908 outstanding Class A Ordinary Shares, $0.01 par value per share, of the registrant.

XL CAPITAL LTD

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XL CAPITAL LTD
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share amounts)

	(Unaudited) March 31, 2008	December 31, 2007
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost: 2008, $32,121,326; 2007, $34,233,816)	$30,442,521	$33,607,790
Equity securities, at fair value (cost: 2008, $548,744; 2007, $664,213)	665,848	854,815
Short-term investments, at fair value (amortized cost: 2008, $1,111,582; 2007, $1,814,445)	1,113,018	1,803,198

Total investments available for sale	32,221,387	36,265,803
Investments in affiliates	2,508,796	2,611,149
Other investments (cost: 2008, $580,299; 2007, $614,848)	686,340	708,476

Total investments	35,416,523	39,585,428
Cash and cash equivalents	3,904,966	3,880,030
Accrued investment income	391,641	447,660
Deferred acquisition costs	862,046	756,854
Prepaid reinsurance premiums	1,135,257	972,516
Premiums receivable	4,546,961	3,637,452
Reinsurance balances receivable	854,797	817,931
Unpaid losses and loss expenses recoverable	4,664,039	4,697,471
Goodwill and other intangible assets	1,842,158	1,841,591
Deferred tax asset, net	421,131	370,419
Other assets	761,556	754,912

Total assets	$54,801,075	$57,762,264

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$23,365,213	$23,207,694
Future policy benefit reserves	6,907,053	6,772,042
Deposit liabilities	3,888,731	7,920,085
Notes payable and debt	2,868,980	2,868,731
Reinsurance balances payable	1,255,597	843,511
Net payable for investments purchased	317,297	191,472
Unearned premiums	5,531,248	4,681,989
Other liabilities	1,410,021	1,326,179

Total liabilities	$45,544,140	$47,811,703

Commitments and Contingencies
Minority interest in equity of consolidated subsidiaries	$1,584	$2,419
Shareholders’ Equity:
Series E preference ordinary shares, 1,000,000 authorized, par value $0.01 Issued and outstanding: (2008 and 2007, 1,000,000)	10	10
Class A ordinary shares, 999,990,000 authorized, par value $0.01 Issued and outstanding: (2008, 179,033,752; 2007, 177,910,151)	1,790	1,779
Additional paid in capital	7,368,796	7,358,801
Accumulated other comprehensive (loss) income	(837,579)	9,159
Retained earnings	2,722,334	2,578,393

Total shareholders’ equity	$9,255,351	$9,948,142

Total liabilities and shareholders’ equity	$54,801,075	$57,762,264

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(U.S. dollars in thousands, except per share amounts)

	(Unaudited) Three Months Ended March 31,
	2008	2007
Revenues:
Net premiums earned	$1,712,362	$1,791,044
Net investment income	499,229	553,092
Net realized (losses) gains on investments	(102,251)	9,292
Net realized and unrealized gains on derivative instruments	44,682	7,741
Net income from investment fund affiliates	11,799	118,936
Fee income and other	8,291	3,337

Total revenues	$2,174,112	$2,483,442

Expenses:
Net losses and loss expenses incurred	$1,000,893	$994,787
Claims and policy benefits	196,299	188,343
Acquisition costs	266,297	259,951
Operating expenses	263,824	280,503
Exchange losses	67,745	23,569
Interest expense	124,112	142,791
Amortization of intangible assets	420	420

Total expenses	$1,919,590	$1,890,364

Income before minority interest, income tax and net income from operating affiliates	$254,522	$593,078
Minority interest in net income of subsidiaries	—	14,898
Provision for income tax	30,702	72,755
Net (income) from operating affiliates	(20,553)	(57,082)

Net income	244,373	562,507
Preference share dividends	(32,500)	(12,789)

Net income available to ordinary shareholders	$211,873	$549,718

Net income	$244,373	$562,507
Change in net unrealized (losses) on investments, net of tax	(1,075,587)	(102,568)
Additional pension liability	(44)	(188)
Change in value of cash flow hedge	109	4,231
Foreign currency translation adjustments	230,472	29,829
Change in net unrealized (loss) on future policy benefit reserves	(1,688)	(460)
Minority interest share in change in accumulated other comprehensive loss in SCA	—	(2,355)

Comprehensive (loss) income	$(602,365)	$490,996

Weighted average ordinary shares and ordinary share equivalents outstanding — basic	176,336	178,772

Weighted average ordinary shares and ordinary share equivalents outstanding — diluted	176,827	179,601

Earnings per ordinary share and ordinary share equivalent — basic	$1.20	$3.07

Earnings per ordinary share and ordinary share equivalent — diluted	$1.20	$3.06

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	(Unaudited) Three Months Ended March 31,
	2008	2007
Series A, B and E Preference Ordinary Shares:
Balance — beginning of year	$10	$207
Issuance of Series E preference ordinary shares	—	10

Balance — end of period	$10	$217

Class A Ordinary Shares:
Balance — beginning of year	$1,779	$1,810
Issuance of Class A ordinary shares	12	5
Exercise of stock options	—	1
Repurchase of shares	(1)	(33)

Balance — end of period	$1,790	$1,783

Additional Paid in Capital:
Balance — beginning of year	$7,358,801	$6,451,569
Issuance of Class A ordinary shares	47,800	48,941
Issuance of Series E preference ordinary shares	—	983,786
Repurchase of Class A ordinary shares	(3,879)	(110,531)
Stock option expense	3,261	4,399
Exercise of stock options	—	4,485
Net change in deferred compensation	(37,187)	(38,238)

Balance — end of period	$7,368,796	$7,344,411

Accumulated Other Comprehensive Income:
Balance — beginning of year	$9,159	$411,405
Net change in unrealized (losses) on investment portfolio, net of tax	(1,087,999)	(119,231)
Net change in unrealized gains on affiliate and other investments, net of tax	12,412	16,663
Change in value of cash flow hedge	109	4,231
Change in net unrealized (loss) on future policy benefit reserves	(1,688)	(460)
Foreign currency translation adjustments	230,472	29,829
Minority interest share in change in accumulated other comprehensive loss in SCA	—	(2,355)
Additional pension liability	(44)	(188)

Balance — end of period	$(837,579)	$339,894

Retained Earnings:
Balance — beginning of year	$2,578,393	$3,266,175
Net income	244,373	562,507
Dividends on Series A, B and E preference ordinary shares	(32,500)	(12,789)
Dividends on Class A ordinary shares	(67,932)	(68,381)
Repurchase of Class A ordinary shares	—	(121,270)

Balance — end of period	$2,722,334	$3,626,242

Total Shareholders’ Equity	$9,255,351	$11,312,547

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited) Three Months Ended March 31,
	2008	2007
Cash flows provided by operating activities:
Net income	$244,373	$562,507
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized losses (gains) on sales of investments	102,251	(9,292)
Net realized and unrealized (gains) on derivative instruments	(44,682)	(7,741)
Amortization of (discounts) on fixed maturities	(13,202)	(16,649)
Net (income) from investment and operating affiliates	(32,352)	(176,018)
Amortization of deferred compensation	10,584	12,017
Accretion of convertible debt	249	239
Accretion of deposit liabilities	76,551	94,883
Unpaid losses and loss expenses	(233,902)	(128,954)
Future policy benefit reserves	16,635	8,963
Unearned premiums	762,366	982,002
Premiums receivable	(818,399)	(787,438)
Unpaid losses and loss expenses recoverable	154,597	156,706
Prepaid reinsurance premiums	(147,583)	(108,049)
Reinsurance balances receivable	(15,061)	89,864
Deferred acquisition costs	(93,985)	(128,634)
Reinsurance balances payable	387,284	90,000
Deferred tax asset	(16,700)	(14,279)
Other	133,989	(72,731)

Total adjustments	$228,640	$(15,111)

Net cash provided by operating activities	$473,013	$547,396

Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$5,813,296	$7,072,176
Proceeds from redemption of fixed maturities and short-term investments	829,515	380,106
Proceeds from sale of equity securities	270,641	236,162
Purchases of fixed maturities and short-term investments	(3,341,779)	(7,553,727)
Purchases of equity securities	(163,874)	(221,797)
Net acquisitions less dispositions of affiliates	60,990	(75,535)
Other investments	(68)	(75,129)

Net cash provided by (used in) investing activities	$3,468,721	$(237,744)

Cash flows (used in) provided by financing activities:
Proceeds from exercise of stock options and issuance of Class A ordinary shares	—	4,486
Proceeds from issuance of Series E preference ordinary shares	—	983,796
Repurchase of Class A ordinary shares	(3,880)	(231,834)
Dividends paid on Class A ordinary shares	(67,013)	(68,381)
Dividends paid on preference ordinary shares	—	(10,081)
Deposit liabilities	(4,108,428)	76,052
Net cash flow on securities lending	167,671	97,003
Dividends paid to minority shareholders of SCA	—	(16,130)

Net cash (used in) provided by financing activities	$(4,011,650)	$834,911
Effects of exchange rate changes on foreign currency cash	94,852	2,488

Increase in cash and cash equivalents	24,936	1,147,051
Cash and cash equivalents — beginning of period	3,880,030	2,223,748

Cash and cash equivalents — end of period	$3,904,966	$3,370,799

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

2.  Significant Accounting Policies

 (a) Fair Value Measurements

Financial Instruments subject to Fair Value Measurements

In September 2006, the FASB issued FAS 157, “Fair Value Measurements” (“FAS 157”). FAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under FAS 157, fair value measurements are not adjusted for transaction costs. FAS 157 nullifies the guidance included in EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities,” that prohibited the recognition of a day one gain or loss on derivative contracts (and hybrid financial instruments measured at fair value under FAS 155) where a company was unable to verify all of the significant model inputs to observable market data and/or verify the model to market transactions. However, FAS 157 requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.

In addition, FAS 157 prohibits the recognition of “block discounts” for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available for an identical asset or liability in an active market. The provisions of FAS 157 are to be applied prospectively, except changes in fair value measurements that result from the initial application of FAS 157 to existing derivative financial instruments measured under EITF Issue No. 02-3, existing hybrid financial instruments measured at fair value and block discounts, all of which are to be recorded as an adjustment to beginning retained earnings in the year of adoption.

The Company adopted FAS 157 as of January 1, 2008. There was no transition adjustment required to opening retained earnings as a result of the adoption of this standard. As noted above, the fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Instruments that the Company owns (long positions) are marked to bid prices, and instruments that the Company has sold, but not yet purchased (short positions) are marked to offer prices. Fair value measurements are not adjusted for transaction costs.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.  Significant Accounting Policies (continued)

(a) Fair Value Measurements (continued)

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which permits a one-year deferral of the application of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 is effective in conjunction with FAS 157 for interim and annual financial statements issued after January 1, 2008. Accordingly, the provisions of FAS 157 have not been applied to goodwill and other intangible assets held by the Company which are measured annually for impairment testing purposes only.

 Basis of Fair Value Measurement

FAS 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are described further below:

•	Level 1 — Quoted prices in active markets for identical assets/liabilities (unadjusted); no blockage factors.

•	Level 2 — Other observable inputs — include quoted prices for similar assets/liabilities (adjusted) and market corroborated inputs.

•	Level 3 — Unobservable inputs.

An asset or a liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Details on assets and liabilities that have been included under the requirements of FAS 157 to illustrate the bases for determining the fair values of the assets and liabilities held by the Company are detailed in the accounting policy sections that follow.

 (b) Cash and Cash Equivalents

Cash equivalents include fixed interest deposits placed with a maturity of under 90 days when purchased. Bank deposits are not considered to be fair value measurements and as such are not subject to FAS 157 disclosures. Money market funds are classified as Level 1 as these instruments are considered actively traded, however, certificates of deposit are classified as Level 2.

 (c) Total Investments

 Investments Available For Sale

Investments that are considered available for sale are carried at fair value. The fair values for all investments available for sale are sourced from third parties. The fair value of fixed maturity securities is based upon quoted market values where available, “evaluated bid” prices provided by third party pricing services (“pricing services”) where quoted market values are not available, or by reference to broker or underwriter bid indications where pricing services do not provide coverage for a particular security. The pricing services use market approaches to valuations using primarily Level 2 inputs in the vast majority of valuations, or some form of discounted cash flow analysis to obtain investment values for a small percentage of fixed maturity securities for which they provide a price. Pricing services indicate that they will only produce an estimate of fair value if there is objectively verifiable information available to produce a valuation. Standard inputs to the valuations provided by the pricing services listed in approximate order of priority for use when available include: reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data. The pricing services may prioritize inputs differently on any given day for any security, and not all inputs listed are available for use in the evaluation process on any given day for each security evaluation; however, the pricing services also

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.  Significant Accounting Policies (continued)

(c) Total Investments (continued)

monitor market indicators, industry and economic events. Information of this nature is a trigger to acquire further corroborating market data. When these inputs are not available, they identify “buckets” of similar securities (allocated by asset class types, sectors, sub-sectors, contractual cash flows/structure, and credit rating characteristics) and apply some form of matrix or other modeled pricing to determine an appropriate security value which represents their best estimate as to what a buyer in the marketplace would pay for a security in a current sale. While the Company receives values for the majority of the investment securities it holds from one or more pricing services, it is ultimately management’s responsibility to determine whether the values received and recorded in the financial statements are representative of appropriate fair value measurements. It is common industry practice to utilize pricing services as a source for determining the fair values of investments where the pricing services are able to obtain sufficient market corroborating information to allow them to produce a valuation at a reporting date. In addition, in the majority of cases although a value may be obtained from a particular pricing service for a security or class of similar securities, these values are corroborated against values provided by other pricing services.

Broker quotations are used to value fixed maturities where prices are unavailable from pricing services due to factors specific to the security such as limited liquidity, lack of current transactions, or trades only taking place in privately negotiated transactions. These are considered Level 3 valuations as significant inputs utilized by brokers may be difficult to corroborate with observable market data, or sufficient information regarding the specific inputs utilized by the broker was not obtained to support a Level 2 classification.

The net unrealized appreciation or depreciation on investments, net of tax, is included in “accumulated other comprehensive income (loss).” Any unrealized depreciation in value considered by management to be other than temporary is charged to income in the period that it is determined.

Short-term investments comprise investments with a remaining maturity of less than one year and are valued by the same external sources and in the same manner as fixed maturity securities.

Equity securities include investments in open end mutual funds and shares of publicly traded alternative funds. The fair value of equity securities are based upon quoted market values (Level 1), or monthly net asset value statements provided by the investment managers upon which subscriptions and redemptions can be executed (Level 2).

All investment transactions are recorded on a trade date basis. Realized gains and losses on sales of equities and fixed income investments are determined on the basis of average cost and amortized cost, respectively. Investment income is recognized when earned and includes interest and dividend income together with the amortization of premium and discount on fixed maturities and short-term investments. For mortgage-backed securities, and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Prepayment fees or call premiums that are only payable to the Company when a security is called prior to its maturity are earned when received and reflected in net investment income.

 Investment in affiliates

Investments in which the Company has significant influence over the operating and financial policies of the investee are classified as investments in affiliates on the Company’s balance sheet and are accounted for under the equity method of accounting. Under this method, the Company records its proportionate share of income or loss from such investments in its results for the period as well as its portion of movements in certain of the investee shareholders’ equity balances. When financial statements of the affiliate are not available on a timely basis to record the Company’s share of income or loss for the same reporting periods as the Company, the most recently available financial statements are used. This lag in reporting is applied consistently until timely information becomes

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.  Significant Accounting Policies (continued)

(c) Total Investments (continued)

available. Significant influence is deemed to exist where the Company has an investment of 20% or more in the common stock of a corporation or an investment of 3% or greater in closed end funds, limited partnerships, LLC’s or similar investment vehicles. The Company records its alternative and private fund affiliates on a one month and three month lag, respectively, and its operating affiliates on a three month lag. Significant influence is considered for other strategic investments on a case-by-case basis. Investments in affiliates are not subject to FAS 157 as they are not fair value measurements. However, impairments associated with investments in affiliates that are deemed to be other-than-temporary are calculated in accordance with FAS 157 and appropriate disclosures included within the financial statements during the period the losses are recorded.

 Other investments

Contained within this asset class are investments including direct equity investments, investment funds, limited partnerships, equity tranches of collateralized loan participations and certain structured project finance transactions. The Company accounts for its other investments that do not have readily determinable market values at estimated fair value as it has no significant influence over these entities.

Fair values for other investments, principally other direct equity investments, investment funds and limited partnerships, are primarily based on the net asset value provided by the investment manager or the respective entity, recent financial information, available market data, and in certain cases management judgment may be required. These entities generally carry their trading positions and investments, the majority of which have underlying securities valued using Level 1 or Level 2 inputs, at fair value as determined by their respective investment managers, accordingly, these investments are generally classified as Level 2. Private equity investments are classified as Level 3. The net unrealized appreciation or depreciation on investments, net of tax, is included in “accumulated other comprehensive income (loss).” Any unrealized depreciation in value considered by management to be other than temporary is charged to income in the period that it is determined.

Income on unrated tranches of collateralized loan obligations is reflected only to the extent the Company’s principal has been fully recovered. This is not considered to be a fair value measurement under FAS 157 and accordingly these investments have been excluded from FAS 157 disclosures. The carrying value of these investments held by the Company at March 31, 2008 and December 31, 2007 was $18.7 million and $22.7 million, respectively.

In addition, the Company participates in structured transactions in project finance related areas under which the Company provides a cash loan supporting a trade finance transaction. These transactions are accounted for in accordance with SOP 01-6, “Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others” under which the loans are considered held for investment as the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff. Accordingly, these funded loan participations are reported in the balance sheet at outstanding principal adjusted for any allowance for loan losses as considered necessary by management. These investments are not considered to be fair value measurements under FAS 157 and accordingly they have been excluded from the FAS 157 disclosures. The carrying value of these investments held by the Company at March 31, 2008 and December 31, 2007 was $82.7 million and $125.1 million, respectively.

 Securities lending

The Company engages in a securities lending program whereby certain securities from the Company’s portfolio are loaned to other institutions for short periods of time. The market value of the loaned securities is monitored on a daily basis, with additional collateral obtained or refunded as

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.  Significant Accounting Policies (continued)

(c) Total Investments (continued)

the market value of the loaned securities changes. The Company’s policy is to require initial cash collateral equal to between 102% and 105% of the fair value of the loaned securities depending on the class of assets loaned. The Company retains all economic interest in the securities it lends and receives a fee from the borrower for the temporary use of the securities. In addition, the Company shares a portion of the interest earned on the collateral with the lending agent. The securities lending collateral is included in cash and cash equivalents with a corresponding liability related to the Company’s obligation to return the collateral plus interest included in net payable for investments purchased.

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

 (d) Derivative Instruments

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

The Company’s direct use of investment related derivatives includes futures, forwards, swaps and option contracts that derive their value from underlying assets, indices, reference rates or a combination of these factors. The Company uses investment derivatives to manage duration, credit and foreign currency exposure for its investment portfolio as well as to add value to the investment portfolio through replicating permitted investments, provided the use of such investments is incorporated into the overall portfolio evaluation.

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

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.  Significant Accounting Policies (continued)

(d) Derivative Instruments (continued)

Derivative contracts can be exchange-traded or over-the-counter (OTC). Exchange-traded derivatives (futures and options) typically fall within Level 1 of the fair value hierarchy depending on whether they are deemed to be actively traded or not.

OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market clearing transactions, broker or dealer quotations or alternative pricing sources where an understanding of the inputs utilized in arriving at the valuations is obtained. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms and specific risks inherent in the instrument as well as the availability of pricing information in the market. The Company generally uses similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs. For OTC derivatives that trade in liquid markets, such as generic forwards, interest rate swaps and options, model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments comprise the majority of derivatives held by the Company and are typically classified within Level 2 of the fair value hierarchy.

Certain OTC derivatives trade in less liquid markets with limited pricing information, or required model inputs which are not directly market corroboratable which causes the determination of fair value for these derivatives to be inherently more subjective. Accordingly, such derivatives are classified within Level 3 of the fair value hierarchy. The valuations of less standard or liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Level 1 and Level 2 inputs are regularly updated to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are only changed when corroborated by evidence such as similar market transactions, pricing services and/or broker or dealer quotations.

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

 (e) Fair Values of Other Financial Instruments

The fair values of financial instruments not disclosed elsewhere in the financial statements approximate their carrying value due to their short-term nature or because they earn or attract interest at market rates. Certain financial instruments, particularly insurance contracts, are excluded from fair value disclosure requirements of FAS 107, “Disclosures about Fair Value of Financial Instruments.” The fair value of the Company’s notes payable and debt outstanding as at March 31, 2008 and December 31, 2007, is estimated to be $2.2 billion and $2.6 billion, respectively, and is based on quoted prices.

 (f) Recent Accounting Pronouncements

In October 2006, the FASB issued proposed FASB Staff Position EITF 03-6-a, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.  Significant Accounting Policies (continued)

(f) Recent Accounting Pronouncements (continued)

the earnings allocation in computing basic earnings per share (EPS) pursuant to the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share.” A share- based payment award that contains a non-forfeitable right to receive cash when dividends are paid to common shareholders irrespective of whether that award ultimately vests or remains unvested shall be considered a participating security as these rights to dividends provide a non-contingent transfer of value to the holder of the share-based payment award. Accordingly, these awards should be included in the computation of basic EPS pursuant to the two-class method. The guidance in this proposed FSP would be effective in the first reporting period beginning after the FASB posts the final FSP to its website. All prior period EPS data will have to be adjusted retrospectively to reflect the provisions of the FSP. Under the terms of the Company’s restricted stock awards, grantees are entitled to the right to receive dividends on the unvested portions of their awards. There is no requirement to return these dividends in the event the unvested awards are forfeited in the future. Accordingly, this FSP will have an impact on the Company’s EPS calculations should the FASB issue the proposed guidance as final during 2008. The Company will continue to evaluate the potential impact of this guidance.

During February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. A company must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument by instrument basis, with a few exceptions. The fair value option is irrevocable (unless a new election date occurs) and the fair value option may be applied only to entire instruments and not to portions of instruments. FAS 159 is effective for interim and annual financial statements issued after January 1, 2008. The Company did not elect to apply the Fair Value option to any existing assets or liabilities as of January 1, 2008.

The Company is aware of the SEC’s review of the loss reserving practices of the financial guarantee industry. The Company recognizes that there is diversity in practice among financial guarantee insurers and reinsurers with respect to their accounting policies. Current accounting literature, specifically FASB Statement of Financial Accounting Standards No. 60 “Accounting and Reporting by Insurance Enterprises” (“FAS 60”) does not specifically address the unique characteristics of financial guarantee insurance contracts. Consequently, the accounting principles applied by the industry have evolved over time and incorporate the concepts of both short-duration and long-duration contracts accounting under the provisions of FAS 60 and other accounting literature such as FAS 5 and EITF 85-20. On April 18, 2007, the FASB issued its anticipated exposure draft, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FAS 60”, which provides guidance for the accounting for financial guarantee insurance contracts under which it considers claims liability recognition, premium recognition, and the related amortization of deferred policy acquisition costs. This exposure draft was issued with a comment deadline of June 18, 2007 and the FASB concluded redeliberations of the exposure draft during January 2008. The Company has reviewed the exposure draft and will continue its loss reserving methodology as noted in Note 2 (k) of the Company’s Annual Report on Form 10-K, until the final guidance is issued by the FASB. The final guidance is expected to be effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years. The Company had reserves for financial guarantee insurance contracts of $432.7 million and $427.4 million at March 31, 2008 and December 31, 2007, respectively.

In December 2007, the FASB issued FAS 141(R), “Business Combinations” (“FAS 141(R)”). This statement retains the purchase method of accounting for acquisitions, and requires that an acquirer recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values as of the acquisition date.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.  Significant Accounting Policies (continued)

(f) Recent Accounting Pronouncements (continued)

FAS 141(R) changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the expensing of acquisition-related costs as incurred, and establishes a framework for recognizing and measuring goodwill or a gain from a bargain purchase at the acquisition date. FAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FAS 141(R) will be effective for interim and annual financial statements issued after January 1, 2009 and applies prospectively to business combinations for which the acquisition date is subsequent to January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the potential impact of this guidance, which will apply only in the event of a future business combination; however, this standard will not have an impact on the Company’s financial condition or results of operations during the current year.

In December 2007, the FASB issued FAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”), to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires any changes in ownership interest of the subsidiary be accounted for as equity transactions; and requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. FAS 160 will be effective for interim and annual financial statements issued after January 1, 2009. FAS 160 must be applied prospectively as of January 1, 2009; however, the presentation and disclosure standards must be applied retrospectively to all periods presented. Earlier adoption is prohibited. The Company is currently evaluating the potential impact of this guidance, however, this standard will not have an impact on the Company’s financial condition or results of operations during the current year.

In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” (“FSP 140-3”) FSP 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under FAS 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. FSP 140-3 is effective for fiscal years beginning after November 15, 2008, and will be applied to new transactions entered into after the date of adoption. Early adoption is prohibited. The Company is currently evaluating the impact of adopting FSP 140-3 on its financial condition and results of operations, however, it is not expected to have an impact on the Company’s financial condition and results of operations.

In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. The Company will adopt the standard as of January 1, 2009. FAS 161 requires only additional disclosures concerning derivatives and hedging activities, and therefore the adoption of FAS 161 will not have an impact on the Company’s financial condition and results of operations.

3.  Fair Value Measurements

Effective January 1, 2008, the Company adopted FAS 157, which requires disclosures about the Company’s assets and liabilities that are carried at fair value. As required by FAS 157, financial

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.  Fair Value Measurements (continued)

assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following tables set forth the Company’s assets and liabilities that were accounted for at fair value as of March 31, 2008 by level within the fair value hierarchy (see Note 2 for further information on the fair value hierarchy):

(U.S. dollars in thousands) (Unaudited)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty Netting	Balance as of March 31, 2008
Assets
Fixed maturities, at fair value	$—	$29,220,755	$1,221,766	$—	$30,442,521
Equity securities, at fair value	504,764	161,084	—	—	665,848
Short-term investments, at fair value	—	1,103,449	9,569	—	1,113,018

Total investments available for sale	504,764	30,485,288	1,231,335	—	32,221,387
Cash equivalents (1)	1,832,727	855,858	—	—	2,688,585
Other investments (2)	—	532,635	52,338	—	584,973
Other assets (3)(5)	—	173,816	89,585	(7,144)	256,257

Total assets accounted for at fair value	$2,337,491	$32,047,597	$1,373,258	$(7,144)	$35,751,202

Liabilities
Financial instruments sold, but not yet purchased (6)	$—	$37,947	$—	$—	$37,947
Other liabilities (4) (5)	—	48,305	37,139	(7,144)	78,300

Total liabilities accounted for at fair value	$—	$86,252	$37,139	$(7,144)	$116,247

(1)	Cash equivalents balances subject to fair value measurements include certificates of deposit and money market funds. Operating cash balances are not subject to FAS 157.

(2)

The other investments balance excludes certain unrated tranches of collateralized loan obligations which are carried under the cost recovery method given the uncertainty of future cash flows, as well as certain investments in project finance transactions which are carried at amortized cost. See Note 2 for further details.

(3)	Other assets include derivative instruments.

(4)	Other liabilities include derivative instruments.

(5)

The derivative balances included in each category above are reported on a gross basis by level with a netting adjustment presented separately in the “Counterparty Netting” column. The Company often enters into different types of derivative contracts with a single counterparty and these contracts are covered under an ISDA master netting agreement. The fair value of the individual derivative contracts are reported gross in their respective levels based on the fair value hierarchy.

(6)	Financial instruments sold, but not purchased are included within “Net payable for investments purchased” on the balance sheet.

 Level 3 Gains and Losses

The table below presents additional information about assets and liabilities measured at fair value on a recurring basis and for which significant Level 3 inputs were utilized to determine fair value. The table reflects gains and losses for the three month period ended March 31, 2008 for all financial assets and liabilities categorized as Level 3 as of March 31, 2008. The table does not include gains or losses that were reported in Level 3 in prior periods for assets that were transferred

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.  Fair Value Measurements (continued)

out of Level 3 prior to March 31, 2008. Gains and losses for assets and liabilities classified within Level 3 in the table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, it should be noted that the following table does not take into consideration the effect of offsetting Level 1 and 2 financial instruments entered into by the Company that are either economically hedged by certain exposures to the Level 3 positions or that hedge the exposures in Level 3 positions.

(U.S. dollars in thousands) (Unaudited)	Fixed Maturities	Level 3 Assets and Liabilities Three Months Ended March 31, 2008		Derivative Contracts — Net
		Short-term Investments	Other Investments
Balance, beginning of year	$1,385,601	$15,606	$40,354	$12,283
Realized (losses) gains	(84,337)	(5,947)	—	2,081
Movement in unrealized (losses) gains	(180,666)	(90)	665	34,734
Purchases, issuances and settlements	101,168	—	11,319	3,348
Transfers in and/or out of Level 3	—	—	—	—

Balance, end of period	$1,221,766	$9,569	$52,338	$52,446

Movement in total (losses) gains above relating to instruments still held at the reporting date	$(174,895)	$(78)	$665	$34,734

The vast majority of Level 3 assets are made up of securities for which the values were obtained from brokers where either significant inputs were utilized in determining the value that were difficult to corroborate with observable market data, or sufficient information regarding the specific inputs utilized by the broker was not available to support a Level 2 classification.

 Fixed maturities and short term investments

In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments as is currently the case for certain U.S. CMOs, ABSs, CMBSs, collateralized debt obligations (CDOs), and other topical assets which include certain securities with underlying sub-prime and related residential mortgage exposures (such as sub-prime first liens and Alt-A asset backed securities) for which sufficient information, such as cash flows or other security structure or market information, is not available to enable a pricing service to provide a price. However, increased market illiquidity in the first quarter of 2008 did not result in the reclassification of securities into Level 3 due to unavailable Level 2 pricing. Fixed maturities and short term investments classified within Level 3 are made up of those securities for which the values were obtained from brokers where either significant inputs were utilized in determining the value that were difficult to corroborate with observable market data, or sufficient information regarding the specific inputs utilized by the broker was not obtained to support a Level 2 classification. The fair values of the majority of the Company’s holdings in securities exposed to sub-prime mortgages are generally not based on quoted prices for identical securities, however, where they are based on model-derived valuations from pricing sources in which all significant inputs and significant value drivers are considered to be observable in active markets, these securities continue to be classified within Level 2.

 Other investments

Included within the Other Investments component of the Company’s Level 3 valuations are private equity investments where the Company is not deemed to have significant influence over the investee. The fair value of these investments is based upon net asset values received from the investment manager. The nature of the underlying investments held by the investee which form the basis of the net asset value include assets such as private business ventures and are such that

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.  Fair Value Measurements (continued)

significant Level 3 inputs are utilized in the determination of the individual underlying holding values and accordingly the fair value of the Company’s investment in each entity is classified within Level 3. The Company also incorporates factors such as the most recent financial information received, the values at which capital transactions with the investee take place, and management’s judgment regarding whether any adjustments should be made to the net asset value in recording the fair value of each position.

 Derivative instruments

Derivative instruments classified within Level 3 include: (i) certain interest rate swaps where the duration of the contract the Company holds exceeds that of the longest term on a market observable input, (ii) weather and energy derivatives, (iii) credit derivatives written by SCA and embedded in reinsurance provided by the Company, (iv) GMIB derivatives embedded within a certain reinsurance contract and (v) put options included within contingent capital facilities. The majority of inputs utilized in the valuations of these types of derivative contracts are considered Level 1 or Level 2, however, each valuation includes at least one Level 3 input that was significant to the valuation and accordingly the values are disclosed within Level 3.

In addition, see Note 2 for a general discussion of types of assets and liabilities that are classified within Level 3 of the fair value hierarchy as well as the Company’s valuation policies for such instruments.

4.  Security Capital Assurance Ltd (“SCA”)

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

Management has done extensive analysis of SCA’s underlying financial guarantee portfolio to evaluate the exposures and underlying possible losses as at December 31, 2007 and continues to attempt to monitor and evaluate any information made available to the Company related to its relationship with SCA. Given management’s view of the risk exposure along with the uncertainty facing the entire financial guarantee industry, the Company reduced the reported value of its investment in SCA to nil at December 31, 2007. Market developments with respect to the monoline industry continue to be largely negative. During the three months ended March 31, 2008, SCA was downgraded by several rating agencies, which has significantly limited SCA’s ability to write new business. In addition, the Company’s shares in SCA are unregistered and thus illiquid. Based on the nature of the Company’s investment in SCA and the resultant limitations on any future business models, management continues to believe that the fair value of the Company’s investment in SCA is less than the traded market value at March 31, 2008, of $0.52 per share. Management believes this decline in value is other than temporary.

Concurrent with the initial public offering (“IPO”) of SCA and subsequently, the Company has entered into certain service, reinsurance and guarantee arrangements with SCA and its subsidiaries, to govern certain aspects of the Company’s relationship with SCA. Prior to the sale of SCA shares through the secondary offering on June 6, 2007, the effect of these arrangements has been eliminated upon consolidation of the Company’s results.

The income statement impacts of all transactions with SCA have been included in “Net (loss) income from operating affiliates.”

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.  Security Capital Assurance Ltd (“SCA”) (continued)

As at December 31, 2007, SCA had total assets of $3.6 billion, total liabilities of $3.1 billion, outstanding preferred share equity of $246.6 million, and common shareholders’ equity of $180.5 million. During the fourth quarter of 2007 SCA had net earned premiums of $57.0 million, total revenues of $(430.0) million, and a net loss to common shareholders before minority interest of $1,197.1 million.

 Service agreements

The Company has entered into a series of service agreements under which subsidiaries of the Company provided services to SCA and its subsidiaries or received certain services from SCA subsidiaries for a period of time after the IPO. For the quarter ended March 31, 2008, the Company reported net fee income under the aforementioned agreements aggregating to approximately $0.6 million.

 Reinsurance agreements

The Company also provides certain reinsurance protections with respect to adverse development on certain transactions as well as indemnification under specific facultative and excess of loss coverages for subsidiaries of SCA: XL Financial Assurance (“XLFA”) and XL Capital Assurance, Inc. (“XLCA”). The adverse development cover relates to a specific project financing transaction while the facultative covers generally reinsure certain policies up to the amount necessary for XLCA and XLFA to comply with certain regulatory and risk limits. The excess of loss reinsurance provides indemnification for the portion of any individual paid loss covered by XLFA in excess of 10% of XLFA’s surplus, up to an aggregate amount of $500 million, and excludes coverage for liabilities arising other than pursuant to the terms of the underlying policies.

With regards to the excess of loss cover, in 2007 the Company reported unpaid losses and loss expenses of $300.0 million which represented the discounted value of a $500 million full limit loss on this contract. With regards to the facultative reinsurance agreement, the Company reported unpaid losses and loss expenses as at December 31, 2007 of $51.0 million and $17.9 million in mark-to- market losses related to those underlying contracts written in derivative form. These losses were based on the Company’s examination of exposures under these agreements and have been recorded within “Net loss from operating affiliates.” These amounts represent the discounted value of expected losses net of related premiums and are discounted at approximately 5%. During the three months ended March 31, 2008, the Company has not received any information from SCA or otherwise that has indicated that a change in the notional value of the underlying reserves is necessary and as such the only losses recorded during the first quarter of 2008 represent the unwind of the discount on the established reserves at December 31, 2007 and totaled $4.8 million. As at March 31, 2008, the Company carried a net receivable of approximately $8.1 million, net unearned premiums of $35.0 million, net unpaid losses and loss expenses of $430.9 million and net derivative liabilities of $17.9 million in relation to these agreements.

As at March 31, 2008 and December 31, 2007, the Company’s total net exposure under its facultative agreements with SCA subsidiaries was approximately $6.9 billion and $7.7 billion, respectively, of net par outstanding. Of the total net par outstanding at March 31, 2008, approximately $126.6 million and $766.8 million was related to RMBS and ABS CDOs, with greater than 50% RMBS collateral, respectively. Of the total net par outstanding under the facultative agreements at December 31, 2007, approximately $138.0 million and $769.0 million of net par outstanding was related to RMBS and ABS CDOs, with greater than 50% collateral, respectively. Of the RMBS exposures at March 31, 2008, 100% were rated ‘BBB’. Of the related ABS CDO exposures at March 31, 2008, 26.4% were ‘AAA’ rated, 16.4% were rated ‘A’, 40.9% were ‘BBB’ and 16.3% were rated below investment grade. At December 31, 2007, 100% of the RMBS exposures were rated ‘BBB’ while all related ABS CDO exposures were rated ‘AAA’.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.  Security Capital Assurance Ltd (“SCA”) (continued)

The following tables present the net par outstanding related to the facultative reinsurance and the adverse development facultative reinsurance noted above at March 31, 2008 by credit quality and broad sector allocation:

(U.S. dollars in millions)	As at March 31, 2008
	Net Par Outstanding	% of Total
Credit Quality:
AAA	$697.7	10.1%
AA	136.6	2.0%
A	1,144.8	16.6%
BBB	4,253.3	61.6%
BB and below	667.5	9.7%

Total*	$6,899.9	100.0%

(U.S. dollars in millions)	As at March 31, 2008
	Net Par Outstanding	% of Total
International Finance	$3,953.4	57.3%
Public Finance	568.2	8.2%
Structured Finance	2,378.3	34.5%

Total*	$6,899.9	100.0%

*	As at March 31, 2008, $1.3 billion of the total $6.9 billion in net par outstanding was originally written by SCA in derivative form.

 Guarantee agreements

The Company has also entered into certain guarantee agreements with subsidiaries of SCA. These guarantee agreements terminated with respect to any new business produced by SCA through the underlying agreements after the effective date of SCA’s IPO, but the agreements remain in effect with respect to cessions or guarantees written under these agreements prior to the IPO. The agreements unconditionally and irrevocably guarantee: (i) XLCA for the full and complete performance of XLFA’s obligations under its facultative quota share reinsurance agreement with XLCA, (ii) the full and complete payments when due of XLCA’s obligations under certain financial guarantees issued by XLCA and arranged by XL Capital Assurance (U.K.) Limited and (iii) Financial Security Assurance (“FSA”) for the full and complete performance of XLFA’s obligations under a FSA Master Facultative Agreement. The guarantees the Company has provided contain a dual trigger, such that the guarantees respond only if two events occur. Firstly, the underlying guaranteed obligation must default on payments of interest and principal, and secondly, the relevant SCA subsidiary must fail to meet its obligations under the applicable reinsurance or guarantee. As at March 31, 2008 and December 31, 2007, the Company’s total net par outstanding falling under these guarantees was $69.6 billion and $75.2 billion, respectively. At March 31, 2008 and December 31, 2007, indirect consumer mortgage exposures related to these guarantee agreements totaled approximately $2.8 billion and $2.9 billion, respectively, related to RMBS and $3.4 billion and $3.3 billion, respectively, related to ABS CDOs with greater than 50% RMBS collateral. Of the RMBS exposures at March 31, 2008, 44.9% were rated ‘AAA’, 6.6% were rated ‘A’, 48.4% were rated ‘BBB’ and 0.1% were rated below investment grade. Of the related ABS CDO exposures at March 31, 2008, 44.6% were ‘AAA’ rated, 22.2% were rated ‘A’ and 33.2% were rated ‘BBB’. Of the RMBS exposures at December 31, 2007, 44.1% were rated ‘AAA’, 6.9% were rated ‘A’ and 49.0% were rated ‘BBB’. All related ABS CDO exposures at December 31, 2007 were rated ‘AAA’.

In addition to the evaluation of the overall SCA portfolio, management has also evaluated the exposure as at December 31, 2007 in the pre-IPO business subject to the guarantees and has concluded that expected losses in that portion of the book are substantially less significant than

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.  Security Capital Assurance Ltd (“SCA”) (continued)

those in the post IPO business as of such date. This is largely due to the fact that the most negatively impacted RMBS vintages were written in 2006 and 2007. As at December 31, 2007 SCA had reported net case reserves subject to the guarantees of $12 million, which represented 1.9% of the total SCA net case reserves. Any analysis of probability of loss related to the guarantees is made more complex by the fact that the timing of loss payments related to pre IPO versus post IPO exposures is not certain, and as such it is uncertain where the current claims paying ability will apply. The Company’s analysis, however, indicated that the payout patterns of pre and post IPO exposures are largely consistent.

SCA’s audited financial statements as at December 31, 2007 reported shareholders equity of $427 million and included not only SCA’s best estimate of total losses but also a fair value assessment of derivative liabilities related to those credit enhancement products sold in credit default swap form. Such fair value assessment included risk margins necessary to transfer the related liabilities to a hypothetical third party and not just the expected future contractual cash flows. In addition, subsequent to December 31, 2007, nationally recognized ratings agencies have published base and stressed loss scenarios with respect to SCA, and have provided financial strength ratings on SCA. While such ratings have been downgraded during the first quarter of 2008, none indicate probable default. This further supports the Company’s conclusion that no accrued liability in respect to the guarantees is necessary. However, future developments could expose the Company to potential payments in respect to the guarantees which could be material to the Company. For further information relating to certain risks associated with the guarantees refer to Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The following tables present the net par outstanding related to the guarantees provided by the Company to SCA at March 31, 2008 by credit quality and broad sector allocation:

(U.S. dollars in millions)	As at March 31, 2008
	Net Par Outstanding	% of Total
Credit Quality:
AAA	$16,731.7	24.0%
AA	10,996.0	15.8%
A	22,877.0	32.9%
BBB	17,386.4	25.0%
BB and below	1,582.0	2.3%

Total	$69,573.1	100.0%

(U.S. dollars in millions)	As at March 31, 2008
	Net Par Outstanding	% of Total
International Finance	$11,330.5	16.3%
Public Finance	34,607.6	49.7%
Structured Finance	23,635.0	34.0%

Total	$69,573.1	100.0%

 Other agreements

As at December 31, 2007, the Company had approximately $4.0 billion of deposit liabilities associated with guaranteed investment contracts (“GICs”) for which credit enhancement was provided by XLCA. Based on the terms and conditions of the underlying GICs, upon the downgrade of XLCA below certain ratings levels, all or portions of the outstanding principal balances on such GICs would come due. In January and February 2008, several rating agencies downgraded SCA and its subsidiaries and as a result, the Company settled, in March 2008, the majority of the GIC liabilities. The resulting balance of deposit liabilities associated with GICs as at March 31, 2008 was $80.4 million.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.  Segment Information

Following the Company’s revised strategy implemented in the second quarter of 2007, the Company is organized into four operating segments: Insurance, Reinsurance, Life Operations, and Other Financial Lines — in addition to a Corporate segment that includes the general investment and financing operations of the Company.

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

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.  Segment Information (continued)

Quarter ended March 31, 2008:
(U.S. dollars in thousands, except ratios)
(Unaudited)

	Insurance	Reinsurance	Total P&C	Life Operations	Other Financial Lines (7)	Total
Gross premiums written	$1,628,349	$1,072,545	$2,700,894	$234,958	$—	$2,935,852
Net premiums written	1,183,852	952,701	2,136,553	224,213	—	2,360,766
Net premiums earned	1,008,402	544,378	1,552,780	159,582	—	1,712,362
Fee income and other	7,464	763	8,227	64	—	8,291
Net losses and loss expenses	684,812	316,081	1,000,893	196,299	—	1,197,192
Acquisition costs	125,836	116,344	242,180	24,117	—	266,297
Operating expenses (1)	164,505	45,358	209,863	8,083	—	217,946

Underwriting profit (loss)	$40,713	$67,358	$108,071	$(68,853)	$—	$39,218
Exchange losses	53,108	13,743	66,851	894	—	67,745
Net investment income	—	—	308,041	97,135	—	405,176
Net results from structured products (2)	(9,193)	10,824	1,631	—	7,723	9,354

Contribution from P&C, Life Operations, Other Financial Lines			$350,892	$27,388	$7,723	$386,003

Corporate & other:
Net realized & unrealized (losses) on investment & derivative instruments (3)						$(57,569)
Net gain from investment and operating affiliates (4)						32,352
Corporate operating expenses						35,926
Interest expense (5)						49,365
Income taxes & other						31,122

Net Income						$244,373

Ratios — P&C operations: (6)
Loss and loss expense ratio	67.9%	58.1%	64.5%
Underwriting expense ratio	28.8%	29.7%	29.1%

Combined ratio	96.7%	87.8%	93.6%

Notes:

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)	The net results from P&C structured products includes net investment income, interest expense and operating expenses of $34.1 million, $27.6 million, and $4.9 million, respectively.

(3)

This includes net realized losses on investments of $102.3 million, net realized and unrealized gains on investment and other derivatives of $44.7 million, but does not include unrealized losses on investments for which the decline was considered temporary, which are included in accumulated other comprehensive income (loss).

(4)

Net gain from investment and operating affiliates includes losses recorded of $4.8 million during the first quarter of 2008 representing the unwind of the discount established reserves associated with reinsurance agreements with SCA.

(5)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance, Reinsurance, and Other Financial Lines segments.

(6)	Ratios are based on net premiums earned from property and casualty operations. The underwriting expense ratio excludes exchange gains and losses.

(7)

The Other Financial Lines segment is comprised of the GIC and funding agreement (“FA”) businesses. The net results from these products include net investment income, interest expense and operating expenses of $59.9 million, $47.1 million, and $5.1 million, respectively. While not reported within the contribution from the Other Financial Lines segment, it should be noted that approximately $78.9 million of the reported realized losses on investments during the first three months of 2008, primarily as a result of other-than-temporary impairments, related to portfolios associated with GICs and FAs.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.  Segment Information (continued)

Quarter ended March 31, 2007:
(U.S. dollars in thousands, except ratios)
(Unaudited)

	Insurance (6)	Reinsurance (6)	Total P&C	Life Operations	Other Financial Lines (7)	SCA	Total
Gross premiums written	$1,579,406	$1,374,886	$2,954,292	$213,275	$—	$104,958	$3,272,525
Net premiums written	1,245,515	1,152,492	2,398,007	202,938	—	84,725	2,685,670
Net premiums earned	1,051,350	546,321	1,597,671	146,994	—	46,379	1,791,044
Fee income and other	3,092	171	3,263	74	—	—	3,337
Net losses and loss expenses	647,266	348,322	995,588	188,343	—	(801)	1,183,130
Acquisition costs	126,223	109,491	235,714	20,267	—	3,970	259,951
Operating expenses (1)	164,134	45,068	209,202	8,490	—	24,070	241,762

Underwriting profit (loss)	$116,819	$43,611	$160,430	$(70,032)	$—	$19,140	$109,538
Exchange losses (gains)	7,335	16,524	23,859	(290)	—	—	23,569
Net investment income	—	—	314,181	92,834	—	26,125	433,140
Net results from structured products (2)	2,529	9,823	12,352	—	9,161	—	21,513

Contribution from P&C, Life Operations, Other Financial Lines and SCA			$463,104	$23,092	$9,161	$45,265	$540,622

Corporate & other:
Net realized & unrealized (losses) gains on investment & derivative instruments (3)						$(6,817)	$17,033
Net gain from investment and operating affiliates						—	176,018
Corporate operating expenses						—	32,479
Interest expense (4)						—	50,614
Minority interest						14,898	14,898
Income taxes & other						79	73,175

Net Income						$23,471	$562,507

Ratios — P&C operations: (5)
Loss and loss expense ratio	61.6%	63.8%	62.3%
Underwriting expense ratio	27.6%	28.2%	27.9%

Combined ratio	89.2%	92.0%	90.2%

Notes:

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)	The net results from P&C structured products includes net investment income, interest expense and operating expenses of $32.4 million, $16.1 million, and $3.9 million, respectively.

(3)

This includes net realized gains on investments of $9.3 million, net realized and unrealized gains on investment and other derivatives of $7.7 million, but does not include unrealized appreciation or depreciation on investments for which the decline was considered temporary, which are included in accumulated other comprehensive income (loss).

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

(7)

The Other Financial Lines segment is comprised of the GIC and FA businesses. The net results from these products include net investment income, interest expense and operating expenses of $87.6 million, $76.1 million, and $2.3 million, respectively.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.  Segment Information (continued)

The following tables summarize the Company’s net premiums earned by line of business:

Quarter ended March 31, 2008:
(U.S. dollars in thousands)
(Unaudited)

	Insurance	Reinsurance	Life Operations	Total
P&C Operations:
Casualty — professional lines	$345,567	$66,621	$—	$412,188
Casualty — other lines	219,268	117,889	—	337,157
Property catastrophe	766	93,149	—	93,915
Other property	131,014	179,601	—	310,615
Marine, energy, aviation and satellite	171,087	31,550	—	202,637
Other specialty lines (1)	163,176	—	—	163,176
Other (2)	(36,374)	54,499	—	18,125
Structured indemnity	13,898	1,069	—	14,967

Total P&C Operations	$1,008,402	$544,378	$—	$1,552,780

Life Operations:
Other Life	$—	$—	$117,866	$117,866
Annuity	—	—	41,716	41,716

Total Life Operations	$—	$—	$159,582	$159,582

Total	$1,008,402	$544,378	$159,582	$1,712,362

Quarter ended March 31, 2007:
(U.S. dollars in thousands)
(Unaudited)

	Insurance	Reinsurance	Life Operations	SCA	Total
P&C Operations:
Casualty — professional lines	$360,535	$52,564	$—	$—	$413,099
Casualty — other lines	210,545	170,174	—	—	380,719
Property catastrophe	18,736	71,319	—	—	90,055
Other property	140,280	142,342	—	—	282,622
Marine, energy, aviation and satellite	171,070	31,234	—	—	202,304
Other specialty lines (1)	135,777	—	—	—	135,777
Other (2)	5,240	59,856	—	—	65,096
Structured indemnity	9,167	18,832	—	—	27,999

Total P&C Operations	$1,051,350	$546,321	$—	$—	$1,597,671

Life Operations:
Other Life	$—	$—	$104,617	$—	$104,617
Annuity	—	—	42,377	—	42,377

Total Life Operations	$—	$—	$146,994	$—	$146,994

SCA	$—	$—	$—	$46,379	$46,379

Total	$1,051,350	$546,321	$146,994	$46,379	$1,791,044

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, and excess and surplus lines.

(2)	Other includes employers’ liability, surety, political risk and other lines

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.  Investments

The cost (amortized cost for fixed maturities and short-term investments), fair value, gross unrealized gains and gross unrealized (losses) of the Company’s investments at March 31, 2008 and December 31, 2007 were as follows:

March 31, 2008
(U.S. dollars in thousands)
(Unaudited)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. Government and Government agency	$2,304,409	$132,889	$(1,827)	$2,435,471
Corporate	13,512,123	122,451	(1,151,483)	12,483,091
Mortgage and asset-backed securities	12,621,973	96,864	(1,006,754)	11,712,083
U.S. States and political subdivisions of the States	305,928	4,185	(4,798)	305,315
Non-U.S. Sovereign Government	3,376,893	146,900	(17,232)	3,506,561

Total fixed maturities	$32,121,326	$503,289	$(2,182,094)	$30,442,521

Total short-term investments	$1,111,582	$10,585	$(9,149)	$1,113,018

Total equity securities	$548,744	$142,325	$(25,221)	$665,848

December 31, 2007
(U.S. dollars in thousands)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. Government and Government agency	$2,585,336	$102,135	$(1,698)	$2,685,773
Corporate	13,407,142	104,967	(524,861)	12,987,248
Mortgage and asset-backed securities	14,881,988	109,666	(497,777)	14,493,877
U.S. States and political subdivisions of the States	252,818	2,803	(2,087)	253,534
Non-U.S. Sovereign Government	3,106,532	100,207	(19,381)	3,187,358

Total fixed maturities	$34,233,816	$419,778	$(1,045,804)	$33,607,790

Total short-term investments	$1,814,445	$12,448	$(23,695)	$1,803,198

Total equity securities	$664,213	$205,498	$(14,896)	$854,815

The Company had gross unrealized losses totaling $2,216.4 million at March 31, 2008, which it considers to be temporary impairments. Individual security positions comprising this balance have been evaluated by management, based on specified criteria, to determine if these impairments should be considered other than temporary. These criteria include an assessment of the severity and length of time securities have been impaired, along with management’s ability and intent to hold the securities to recovery, among other factors included below.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.  Investments (continued)

Factors considered in determining that additional other-than-temporary impairment charges were not warranted include; managements’ consideration of current and near term liquidity needs, an evaluation of the factors and time necessary for recovery, and the results of on-going retrospective reviews of security sales and the basis for such sales.

At March 31, 2008, there were $2,191.2 million of gross unrealized losses on fixed maturities and short-term investments, and $25.2 million of gross unrealized losses on equity securities. At December 31, 2007, there were $1,069.5 million of gross unrealized losses on fixed maturities and short-term investments, and $14.9 million of gross unrealized losses on equity securities. At March 31, 2008 and December 31, 2007, approximately 2.6% and 2.3%, respectively, of the Company’s fixed income investment portfolio was invested in securities which were below investment grade or not rated. Approximately 7.0% of the unrealized losses in the Company’s fixed income securities portfolio at March 31, 2008 related to securities that were below investment grade or not rated. The information shown below about the unrealized losses on the Company’s investments at March 31, 2008 concerns the potential affect upon future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary declines.

The following is an analysis of how long each of those securities at March 31, 2008 had been in a continual unrealized loss position:

March 31, 2008
(U.S. dollars in thousands)
(Unaudited)

	Less than 12 months		Equal to or greater than 12 months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments:
U.S. Government and Government agency	$131,737	$1,200	$35,819	$636
Corporate	4,725,086	447,713	4,280,619	712,053
Mortgage and asset-backed securities	5,253,340	597,671	2,426,220	409,459
U.S. States and political subdivisions of the States	114,954	4,448	2,057	350
Non-U.S. Sovereign Government	353,734	4,881	394,556	12,832

Total fixed maturities and short-term investments	$10,578,851	$1,055,913	$7,139,271	$1,135,330

Total equity securities	$259,344	$25,221	$—	$—

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.  Investments (continued)

The following is an analysis of how long each of those securities at December 31, 2007 had been in a continual unrealized loss position:

December 31, 2007
(U.S. dollars in thousands)

	Less than 12 months		Equal to or greater than 12 months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments:
U.S. Government and Government agency	$122,199	$552	$31,795	$1,166
Corporate	6,495,775	306,047	3,060,081	240,055
Mortgage and asset-backed securities	5,716,732	408,108	1,975,361	91,731
U.S. States and political subdivisions of the States	68,028	1,844	4,202	253
Non-U.S. Sovereign Government	454,992	5,354	531,052	14,389

Total fixed maturities and short-term investments	$12,857,726	$721,905	$5,602,491	$347,594

Total equity securities	$195,703	$14,896	$—	$—

The contractual maturities of fixed maturity securities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(U.S. dollars in thousands)

	March 31, 2008 (Unaudited)		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after 1 through 5 years	$6,156,910	$6,010,608	$5,980,146	$5,946,528
Due after 5 through 10 years	6,406,880	6,314,903	6,559,877	6,536,884
Due after 10 years	6,935,563	6,404,927	6,811,805	6,630,501
Mortgage and asset-backed securities	12,621,973	11,712,083	14,881,988	14,493,877

	$32,121,326	$30,442,521	$34,233,816	$33,607,790

At March 31, 2008 and December 31, 2007, approximately $305.7 million and $144.3 million, respectively, of securities included in investments available for sale were loaned to various counter- parties through the Company’s securities lending program. At March 31, 2008 and December 31, 2007, approximately $313.9 million and $146.2 million, respectively, of cash collateral held in connection with these loans, is included in cash and cash equivalents, with a corresponding liability reflected in net payable for investments purchased.

Securities in an unrealized loss position were comprised of approximately 7,600 securities, of which 61% of the unrealized loss were securities with fair value to amortized cost ratios at or greater than 90%. The majority of these securities are high quality investment grade fixed maturities depressed due to broad overall market widening of credit spreads seen in the third and fourth quarters of 2007 and the first quarter of 2008.

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

The following table summarizes the net realized and unrealized gains (losses) on derivative instruments included in net income for the three months ended March 31, 2008 and 2007:

(U.S. dollars in thousands)

	(Unaudited) Three Months Ended March 31,
	2008	2007
Credit derivatives (1)	$2,170	$(11,381)
Weather and energy derivatives.	10,457	14,470
Other non-investment derivatives	(58)	3,840
Investment derivatives (2)	32,113	812

Net realized and unrealized gains on derivative instruments	$44,682	$7,741

(1)	Excludes credit derivative swaps entered into within the investment portfolio.

(2)	Includes derivatives entered into by the Company’s external investment portfolio managers on the Company’s behalf, including certain credit derivative swaps used to hedge credit exposures.

Credit derivatives have been entered into through both the Company’s investment portfolio and SCA and have been recorded at fair value. Following the secondary sale of SCA common shares, the Company retained some credit derivative exposures written by SCA through reinsurance agreements that have certain of these derivatives exposures embedded within them. Valuation of investment related credit derivatives is provided by pricing services. Subsequent to June 6, 2007, the Company has received SCA related derivative fair values from SCA management and has reviewed the methodology applied in developing those estimates. SCA estimates fair value for investment grade exposures by monitoring changes in credit quality and selecting appropriate market indices to determine credit spread movements over the life of the contracts. The determination of the credit spread movements is the basis for calculating the fair value when appropriate active market indices are available. For credit derivatives where no appropriate market indices are readily available, the Company uses an alternative fair value methodology. Under this methodology, the fair value is determined using a model which is dependent upon a number of factors, including changes in interest rates, future default rates, credit spreads, changes in credit quality, future expected recovery rates and other market factors. In addition, judgment is applied to factors necessary to determine the rates of return and levels of subordination required by a market participant to assume the risks. Where relevant, recent transactions or contract discussions related to similar risks are considered. In general, SCA holds credit derivatives to maturity. Accordingly, changes in the fair value of such credit derivatives are unrealized. Subsequent to June 6, 2007, the change in value of the embedded derivative portion of the financial guarantee reinsurance agreements the Company has with SCA are included in “Net (loss) income from operating affiliates.”

8.  XL Capital Finance (Europe) plc

XL Capital Finance (Europe) plc (“XLFE”) is a wholly owned finance subsidiary of the Company. In January 2002, XLFE issued $600.0 million par value 6.5% Guaranteed Senior Notes due January 2012. These Notes are fully and unconditionally guaranteed by the Company. XL Capital Ltd’s ability to obtain funds from its subsidiaries is subject to certain contractual restrictions,

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.  XL Capital Finance (Europe) plc (continued)

applicable laws and statutory requirements of the various countries in which the Company operates including Bermuda, the U.S. and the U.K., among others. Required statutory capital and surplus for the principal operating subsidiaries of the Company was $5.3 billion as of December 31, 2007.

9.  Related Party Transactions

For detailed information regarding the Company’s transactions with SCA see Note 4 “Security Capital Assurance Ltd.”

At March 31, 2008 and 2007, the Company owned minority stakes in nine and eleven independent investment management companies (“Investment Manager Affiliates”), respectively. These ownership stakes are part of the Company’s asset management strategy, pursuant to which the Company seeks to develop relationships with specialty investment management organizations, generally acquiring an equity interest in the business. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates and through these funds and partnerships pay management and performance fees to the Company’s Investment Manager Affiliates.

In the normal course of business, the Company enters into certain quota share reinsurance contracts with a subsidiary of one of its other strategic affiliates, ARX Holding Corporation. During the quarter ended March 31, 2008, these contracts resulted in reported net premiums of $21.5 million, net paid claims of $6.2 million and reported acquisition costs of $10.0 million. During the same period in 2007, these contracts resulted in reported net premiums of $39.6 million, net paid claims of $4.7 million and reported acquisition costs of $19.7 million. Management believes that these transactions are conducted at market rates consistent with negotiated arms-length contracts.

In the normal course of business, the Company enters into cost sharing and service level agreement transactions with certain other strategic affiliates, which management believes to be conducted consistent with arms-length rates. Such transactions, individually and in the aggregate, are not material to the Company’s financial condition, results of operations and cash flows.

10.  Deposit Liabilities

Deposit liabilities include GICs and FAs as well as reinsurance and insurance deposits. As at December 31, 2007, the Company had approximately $4.0 billion of deposit liabilities associated with GICs for which credit enhancement was provided by XLCA. Based on the terms and conditions of the underlying GICs, upon the downgrade of XLCA below certain ratings levels, all or portions of outstanding principal balances on such GICs would come due. In January and February 2008, several rating agencies downgraded SCA and its subsidiaries and as a result, the Company settled, in March 2008, the majority of the GIC liabilities. The resulting balance of deposit liabilities associated with GICs as at March 31, 2008 was $80.4 million. In addition, at March 31, 2008, the balance of deposit liabilities associated with FAs was $1.8 billion. The Company expects the balance of deposit liabilities associated with GICs and FAs to continue to decrease throughout 2008 as the contracts associated with GICs and FAs mature and the associated deposit liabilities are settled. Management does not expect any significant impact on the Company’s results of operations or liquidity as a result of the maturity of these contracts.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.  Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent

	(Unaudited) Three Months Ended March 31,
	2008	2007
Basic earnings per ordinary share:
Net income	$244,373	$562,507
Less: preference share dividends	(32,500)	(12,789)

Net income available to ordinary shareholders	$211,873	$549,718

Weighted average ordinary shares outstanding	176,336	178,772
Basic earnings per ordinary share	$1.20	$3.07

Diluted earnings per ordinary share:
Net income	$244,373	$562,507
Less: preference share dividends	(32,500)	(12,789)

Net income available to ordinary shareholders	$211,873	$549,718

Weighted average ordinary shares outstanding — basic..	176,336	178,772
Average stock options outstanding (1)..	491	829

Weighted average ordinary shares outstanding — diluted	176,827	179,601

Diluted earnings per ordinary share	$1.20	$3.06

Dividends per ordinary share	$0.38	$0.38

(1)	Net of shares repurchased under the treasury stock method.

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

This discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the audited Consolidated Financial Statements and notes thereto, presented under Item 7 and Item 8, respectively, of the Company’s Form 10-K for the year ended December 31, 2007.

Executive Overview

See “Executive Overview” in Item 7 of the Company’s Form 10-K for the year ended December 31, 2007.

Results of Operations

The following table presents an analysis of the Company’s net income available to ordinary shareholders and other financial measures (described below) for the three months ended March 31, 2008 and 2007:

(U.S. dollars and shares in thousands, except per share amounts)	(Unaudited) Three Months Ended March 31,
	2008	2007
Net income available to ordinary shareholders	$211,873	$549,718
Earnings per ordinary share — basic	$1.20	$3.07
Earnings per ordinary share — diluted	$1.20	$3.06
Weighted average number of ordinary shares and ordinary share equivalents — basic	176,336	178,772
Weighted average number of ordinary shares and ordinary share equivalents — diluted	176,827	179,601

The Company’s net income and other financial measures as shown below for the three months ended March 31, 2008 have been affected, among other things, by the following significant items:

1) Impact of credit market movements on the Company’s investment portfolio

In the first quarter of 2008, financial market conditions continued to be extremely challenging as the global credit crisis that begun in July 2007 continued to adversely impact global fixed income markets. Continuing challenges included continued weakness in the U.S. housing market and increased mortgage delinquencies, investor anxiety over the U.S. economy, rating agency downgrades of various structured products, unresolved issues with structured investment vehicles and monolines, deleveraging of financial institutions and hedge funds and a serious dislocation in the interbank market. All of these elements led to continued declines in mortgage and structured credit prices in the first quarter of 2008 as well as significant spread widening and price erosion in corporate fixed income, particularly within the financial sector. Increasing deleveraging of financial institutions led to substantial amounts of forced liquidations which triggered negative pricing pressures. Continued declines in government rates did little to alleviate the concerns in either residential mortgage markets or the short-term funding market during the first quarter of 2008. These elements were the primary drivers behind the increase of $1.1 billion in net unrealized losses and $102.3 million in net realized losses on investments reported for the quarter ended March 31, 2008.

Realized losses and impairments totaled $53.8 million during the quarter ended March 31, 2008 in the Company’s holdings of sub-prime non-agency securities, second liens, ABS CDOs with sub- prime collateral as well as Alt-A mortgage exposures (“Topical Assets”). These losses and impairments continued to be principally concentrated in 2005, 2006, and 2007 vintage securities. In addition, realized losses in the first quarter of 2008 were positively impacted, although not significantly, as the Company realized net gains from the sale of assets associated with the settlement of the majority of the GIC portfolio that took place during the first three months of 2008. Liquidations necessary to fund the repayment of the GIC liabilities following the downgrade of XLCA, were funded through sales of assets in the Other Financial Lines segment investment portfolios as well as the general investment portfolios. Management’s approach was to avoid the sale of assets where current market prices did not reflect intrinsic values or where transaction costs for liquidation were excessive. As a result, the Company continues to hold a number of the Topical Assets and these have been transferred to the general portfolio in exchange for those assets that were liquidated.

The following table details the current exposures to Topical Assets within the Company’s fixed income portfolio as well as the current net unrealized gain (loss) position as at March 31, 2008 and December 31, 2007:

(U.S. dollars in thousands)	As at March 31, 2008			As at December 31, 2007
	Holding at Fair Value	Percent of Fixed Income Portfolio	Net Unrealized (Loss) Gain	Holding at Fair Value	Percent of Fixed Income Portfolio	Net Unrealized (Loss) Gain
Topical Assets:
Sub-prime first lien mortgages	$796,341	2.2%	$(203,660)	$995,947	2.5%	$(145,785)
Alt-A mortgages	729,814	2.1%	(138,498)	924,783	2.3%	(40,145)
Second lien mortgages (including sub-prime second lien mortgages)	82,244	0.2%	1,965	97,647	0.3%	788
ABS CDOs with sub-prime collateral	29,123	0.1%	2,484	39,317	0.1%	101

Total exposure to Topical Assets	$1,637,522	4.6%	$(337,709)	$2,057,694	5.2%	$(185,041)

The following table provides the earnings and comprehensive earnings impact related to the Topical Assets in the first quarter of 2008:

(U.S. dollars in thousands)	Three Months Ended March 31, 2008
	Realized (Loss) and (Impairments)	Change in Net Unrealized (Loss) Gain
Topical Assets:
Sub-prime first lien mortgages	$(31,798)	$(57,875)
Alt-A mortgages	(14,087)	(98,353)
Second lien mortgages (including sub-prime second lien mortgages)	(4,648)	1,177
ABS CDOs with sub-prime collateral	(3,265)	2,383

Total	$(53,798)	$(152,668)

The Company’s sub-prime and Alt-A exposures remain primarily highly rated, have strong underlying loan characteristics and are supported by adequate subordination levels. During the quarter, the Company had approximately $145 million of topical investments downgraded by rating agencies.

Of the total Topical Asset exposure as at March 31, 2008 and December 31, 2007 of $1.6 billion and $2.0 billion, respectively, approximately $66.6 million and $76.8 million, respectively, of the related securities had ratings dependent on guarantees issued by third party guarantors (i.e. monoline insurers). Decreases in the ratings of such third party guarantors would typically decrease the fair value of guaranteed securities; however, at March 31, 2008, in the event of non-performance on the part of these third party guarantors, the Company estimates that the average credit quality of this portfolio would be ‘A’ and that approximately 94.9% would remain investment grade. In addition, of the total portfolio of fixed maturity securities at March 31, 2008 and December 31, 2007, of $30.4 billion and $33.6 billion, respectively, less than 2% were guaranteed by such third parties with no individual third party representing more than 1%.

As noted above, the remaining changes in net unrealized losses were primarily as a result of spread widening in both corporate credit, particularly financials, and CMBS assets. The Company believes these losses are a result of technical spread widening, as a result of the market events noted above, rather than any fundamental deterioration or other-than-temporary impairment.

Net realized and unrealized gains on investment derivatives for the quarter ended March 31, 2008 resulted primarily from corporate credit deterioration and the resulting appreciation of certain credit derivative swaps held in the investment portfolio.

Net income from investment fund affiliates was only slightly positive in the first quarter of 2008 as the markets, during the quarter, were particularly challenging for strategies employed by the Company’s alternative investment managers given the extreme volatility and overall pull back of credit availability.

As at March 31, 2008, approximately 13.9% of the asset and mortgage-backed holdings were classified as part of the Company’s exposure to Topical Assets. This represented approximately 4.6% of the total fixed income portfolio and 21.6% of the total net unrealized loss position. Of the Topical Asset securities, approximately 97% were rated as investment grade. All portfolio holdings, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary-impairment monitoring process. The Company continues to actively monitor its exposures, and to the extent market disruptions continue, including but not limited to disruptions in the residential mortgage market, the Company’s financial position could be negatively impacted.

2) Continuing competitive underwriting environment

Insurance

In the Insurance segment, January 2008 renewals reflected increasing soft market conditions as premium rates across most lines of business decreased within the market. In addition, competitive pressures continued to make new business more difficult to win. Overall, January 2008 renewals reflected decreases in premium rates of approximately 5 to 20%, while certain casualty lines experienced premium rate reductions of approximately 5 to 15%. In addition, premium rates within certain specialty lines and the U.S. Excess and Surplus line of business decreased by up to 10%. While market competition continued to increase in most lines of business in early 2008, desired retentions were broadly maintained. However, as a result of rating agency downgrades in late January 2008, it may be more difficult for the Company, going forward, to attract new business and/or retain previously written business, particularly within certain casualty and professional lines of business. However, broad reactions from customers and brokers continue to indicate that the impact of these downgrades is likely to be limited.

The following table provides an analysis of gross premiums written, net premiums written and net premiums earned for the Insurance segment for the three month periods ended March 31, 2008 and 2007:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended March 31, 2008			(Unaudited) Three Months Ended March 31, 2007
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Casualty — professional lines	$304,386	$267,862	$345,567	$317,918	$282,149	$360,535
Casualty — other lines	490,735	335,571	219,268	481,448	361,316	210,545
Property catastrophe	(30)	(1,105)	766	16,710	2,216	18,736
Other property	334,915	225,682	131,014	293,323	238,631	140,280
Marine, energy, aviation, and satellite	234,491	186,732	171,087	233,228	165,425	171,070
Other specialty lines (1)	239,146	188,802	163,176	209,991	171,549	135,777
Other (2)	4,669	(37,079)	(36,374)	11,531	10,214	5,240
Structured indemnity	20,037	17,387	13,898	15,257	14,015	9,167

Total	$1,628,349	$1,183,852	$1,008,402	$1,579,406	$1,245,515	$1,051,350

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, and excess and surplus lines.

(2)	Other includes employers’ liability, surety, political risk and other lines.

Reinsurance

In the Reinsurance segment, January 1, 2008 renewals pointed to a decline in premium rates across most major lines of business, as market conditions continued to soften and the reinsurance industry continued to experience pricing erosion, increased competitive pressures and increased retentions by cedants. Renewals and new business in 2008 continued to be assessed against internal hurdle rates with a continued focus on underwriting discipline. U.S. catastrophe exposed property lines experienced rate declines of approximately 10% to 15%, while rates for non-U.S. catastrophe exposed property lines of business dropped by up to 10%. Other property lines of business saw rates decrease by 10% to 15%. Ocean marine pricing rates remained flat to down 5%, while rates within the aviation market decreased by up to 10%. Casualty pricing trends in the reinsurance market experienced deterioration in rates of up to 15%. However, rate changes on business actually bound in this line of business decreased between 10 to 15%.

The following table provides an analysis of gross premiums written, net premiums written and net premiums earned for the Reinsurance segment for the three month periods ended March 31, 2008 and 2007:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended March 31, 2008			(Unaudited) Three Months Ended March 31, 2007
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Casualty — professional lines	$82,910	$82,908	$66,621	$104,061	$108,249	$52,564
Casualty — other lines	176,942	171,459	117,889	295,315	274,908	170,174
Property catastrophe	244,060	216,206	93,149	287,739	188,632	71,319
Other property	289,455	226,935	179,601	349,023	276,047	142,342
Marine, energy, aviation, and satellite	68,919	66,317	31,550	80,524	72,667	31,234
Other (1)	206,385	185,002	54,499	240,124	213,889	59,856
Structured indemnity	3,874	3,874	1,069	18,100	18,100	18,832

Total	$1,072,545	$952,701	$544,378	$1,374,886	$1,152,492	$546,321

(1)	Other includes employers’ liability, surety, political risk and other lines.

3) Favorable prior year reserve development

During the first three months of 2008, the Company incurred net favorable prior year reserve development in property and casualty operations of $67.0 million compared to $64.7 million for the same period in 2007. Reinsurance favorable development accounted for $49.7 million of the release in 2008, with the balance coming from the Insurance segment. For further details see the segment results in the Income Statement Analysis below.

Financial Measures

The following are some of the financial measures management considers important in evaluating the Company’s operating performance:

(U.S. dollars and shares in thousands, except ratios and per share amounts)
	(Unaudited) Three Months Ended March 31,
	2008	2007 (3)
Underwriting profit — property and casualty operations	$108,071	$160,430
Combined ratio — property and casualty operations	93.6%	90.2%
Net investment income — property and casualty operations (1)	$308,041	$314,181
Annualized return on average shareholders’ equity	9.9%	22.7%

	(Unaudited) March 31, 2008	December 31, 2007
Book value per ordinary share	$46.11	$50.30
Fully diluted book value per ordinary share (2)	$46.11	$50.29

(1)	Net investment income relating to property and casualty operations does not include the net investment income related to the net results from structured products.

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

(3)

Certain lines of business and transactions previously reported under the Financial Lines segment were reclassified and reported under the Insurance, Reinsurance and Corporate (that includes the general investment and financing operations of the Company) segments based on the nature of the underlying business.

Underwriting profit — property and casualty operations

One way that the Company evaluates the performance of its insurance and reinsurance operations is the underwriting profit or loss. The Company does not measure performance based on the amount of gross premiums written. Underwriting profit or loss is calculated from premiums earned and fee income, less net losses incurred and expenses related to underwriting activities, plus unrealized foreign exchange gains and losses on underwriting balances. Underwriting profit in the three month period ended March 31, 2008 is primarily reflective of the combined ratio discussed below.

Combined ratio — property and casualty operations

The combined ratio for property and casualty operations is used by the Company and many other insurance and reinsurance companies as another measure of underwriting profitability. The combined ratio is calculated from the net losses incurred and underwriting expenses as a ratio of the net premiums earned for the Company’s insurance and reinsurance operations. A combined ratio of less than 100% indicates an underwriting profit and greater than 100% reflects an underwriting loss. The Company’s combined ratio for the three months ended March 31, 2008, is higher than the same period in the previous year, primarily as a result of an increase in both the loss and loss expense ratio as well as the underwriting expense ratio. The higher loss and loss expense ratio resulted from higher current year attritional losses, primarily in property lines, as well as lower net premium earned in the first quarter of 2008 as compared to the same period in 2007 as a result of the continuing competitive underwriting environment noted above. The increased underwriting expense ratio has been driven largely by continued pricing pressures that resulted in less premium earned as well as increased acquisition costs.

Net investment income — property and casualty operations

Net investment income related to property and casualty operations is an important measure that affects the Company’s overall profitability. The largest liability of the Company relates to its unpaid loss reserves, and the Company’s investment portfolio provides liquidity for claims settlements of these reserves as they become due, and thus a significant part of the portfolio is in fixed income securities. Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates and credit spreads and changes in overall asset allocation. Net investment income related to property and casualty operations decreased by $6.1 million during the first quarter of 2008 as compared to same period in the prior year. Overall, portfolio yields have decreased as yields earned on investment of cash flows and reinvestment of maturing or sold securities are generally lower than on securities previously held, as prevailing market interest rates, particularly in the U.S., have decreased over the last year. As well, the portfolio mix has changed as a result of the settlement of the Muni GIC liabilities, as the property and casualty operations assumed a number of the floating rate securities previously held in the Company’s Other Financial Lines segment.

The average size of the property and casualty investment portfolio during the three months ended March 31, 2008, decreased as compared to the same period in 2007, mainly due to an increase in unrealized losses as a result of widening credit spreads on corporate and structured credit assets, partially offset by declining U.S. and Euro government interest rates.

Book value per ordinary share

Management also views the change in the Company’s book value per ordinary share as an additional measure of the Company’s performance. Book value per share is calculated by dividing ordinary shareholders’ equity by the number of outstanding ordinary shares at any period end. Book value per ordinary share is affected primarily by the Company’s net income (loss), by any changes in the net unrealized gains and losses on its investment portfolio, currency translation adjustments and also the impact of any share repurchase or issuance activity. Book value per ordinary share decreased by $4.19 in the first three months of 2008 as compared to an increase of $1.83 in the first three months of 2007. The decrease is primarily as a result of an increase in unrealized losses on investments of approximately $1.1 billion, net of tax, as a result of widening credit spreads on corporate and structured credit assets and the negative impact of the weakening U.S. dollar, partially offset by declining U.S. and Euro government interest rates in the first quarter of 2008. Partially offsetting the decrease in book value per ordinary share was $211.9 million in net income for the three months ended March 31, 2008 and positive currency translation gains which increased book value.

Annualized return on average ordinary shareholders’ equity

Annualized return on average ordinary shareholder’s equity (“ROE”) is another financial measure that management considers important in evaluating the Company’s operating performance. ROE is calculated by dividing the net income for any period by the average of the opening and closing ordinary shareholders’ equity. The Company establishes minimum target ROEs for its total operations, segments and lines of business. If the Company’s minimum ROE targets over the longer term are not met with respect to any line of business, the Company seeks to modify and/or exit these lines. In addition, the Company’s compensation of its senior officers is significantly dependent on the achievement of the Company’s performance goals to enhance shareholder value as measured by ROE (adjusted for certain items considered to be ‘non-operating’ in nature). In the first quarter of 2008, ROE was 9.9%, 12.8 percentage points lower than the prior year as a result of losses recorded in the Company’s investment portfolio in the first quarter of 2008 in relation to adverse credit market conditions and lower net income associated with the Company’s investment fund and operating affiliates. In addition, as noted above, the Company’s underwriting profit decreased in the first quarter of 2008 as compared to the same period in 2007. Partially offsetting these decreases was lower levels of shareholders equity resulting from increases in unrealized losses on investments. In the first quarter of 2007, ROE was 22.7% due to solid underwriting results throughout its property and casualty operations combined with strong investment fund affiliate income.

Other Key Focuses of Management

See the discussion of the Other Key Focuses of Management in Item 7 of the Company’s Form 10-K for the year ended December 31, 2007. That discussion is updated with the disclosures set forth below.

The Company’s investment in and relationships with SCA

The Company has multiple relationships with SCA as a result of SCA’s initial origins as a wholly-owned subsidiary and its subsequent IPO. These relationships are detailed in Note 4 to the Consolidated Financial Statements, “Security Capital Assurance Ltd”, and include, most significantly, a 46.9% investment along with certain guarantees and reinsurance arrangements. The Company is not a primary originator or insurer of mortgages, nor does it guarantee mortgages other than indirectly through the activities of SCA, and as such the impact to the Company with respect to credit enhancement activities is largely limited to the SCA investment and related reinsurance agreements and guarantees.

At December 31, 2007, the Company wrote down its investment in SCA to zero. The write down of SCA to zero in the fourth quarter of 2007 was based, in part, on the losses SCA recorded in the fourth quarter of 2007 and as such no equity earnings related to SCA have been recorded in the first quarter of 2008. The Company continues to review all opportunities available to it regarding its relationship with SCA.

See Note 4 to the Consolidated Financial Statements, “Security Capital Assurance Ltd” for further information relating to the exposures associated with the reinsurance and guarantee agreements with SCA as well as the impact to the Company during the first quarter of 2008 as a result of these agreements. For further information relating to certain risks associated with the guarantees refer to Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Management Changes

In late October 2007, the Company announced that Mr. Brian M. O’Hara, President and Chief Executive Officer (“CEO”) of the Company, had informed the Company’s Board of Directors of his decision to retire as President and CEO in mid-2008. Accordingly, the Board of Directors implemented a CEO succession plan including the authorization of a Succession Committee to lead the new CEO selection process. On March 17, 2008, the Company announced that Mr. Michael S. McGavick will replace Mr. O’Hara as the Company’s CEO and effective May 1, 2008, Mr. McGavick assumed the role of CEO. To provide continuity during the transition, Mr. O’Hara, who is currently serving as Acting Chairman of the Company’s Board of Directors, will serve as Chairman during the final year of his current term on the Board which expires in April 2009.

Ratings and Capital Management

The Company’s ability to underwrite business is largely dependent upon the quality of its claims paying and financial strength ratings as evaluated by independent rating agencies. As a result, in the event that the Company’s financial strength rating is downgraded, its ability to write business may be adversely affected. In January 2008, A.M. Best Company, Inc. (“A.M. Best”) revised the financial strength rating of the Company’s leading property and casualty operating subsidiaries to “A” from “A+” and affirmed them with a ‘stable’ outlook. The downgrade by A.M. Best was primarily due to their concerns regarding the Company’s historic earnings volatility. In addition, both Fitch and Moody’s downgraded the financial strength rating of the Company’s leading property and casualty operating subsidiaries to “A+” from “AA–” and to “A1” from “A3”, respectively. The Company has continued to work closely with the various rating agencies in 2008 in order to manage and evaluate its capital needs to support the volume of business written in order to maintain its claims paying and financial strength ratings.

In 2006, in order to maximize the benefit from the new market environment, while limiting the Company’s net risk appetite, the Company utilized capacity available from a reinsurance vehicle Cyrus Reinsurance Limited (“Cyrus Re”), to which the Company ceded approximately 35% of its property catastrophe risks. In so doing, the Company was able to reduce its net retained risk and shared in the profitability of the reinsurance business ceded to this new vehicle in the form of market based profit commissions and other commissions for business ceded by the Company to this facility. Business was ceded to this facility on a risks attaching basis up to July 1, 2007, which includes the inception date of the majority of the Company’s property catastrophe business. Effective January 1, 2008, the Company entered into a quota share reinsurance treaty with a newly-formed Bermuda reinsurance company, Cyrus Reinsurance II Limited (“Cyrus Re II”). Pursuant to the terms of the quota share reinsurance treaty, Cyrus Re II assumes a 10% cession of certain lines of property catastrophe reinsurance and retrocession business underwritten by certain operating subsidiaries of the Company for the 2008 underwriting year. In connection with such cessions, the Company pays Cyrus Re II reinsurance premium less a ceding commission, which includes a reimbursement of direct acquisition expenses incurred by the Company as well as a commission to the Company for generating the business. The quota share reinsurance treaty also provides for a profit commission payable to the Company.

Establishment of Reinsurance Operations in Brazil

In response to the liberalization of the Brazilian reinsurance market in mid-April 2008, the Company’s Reinsurance Segment launched a new initiative to serve Brazil through the establishment of both a locally domiciled and admitted foreign reinsurer. Upon receipt of the required regulatory approvals, together these two platforms should provide, the Company with access to the entire Brazilian reinsurance market.

Critical Accounting Policies and Estimates

See the discussion of the Company’s Critical Accounting Policies and Estimates in Item 7 of the Company’s Form 10-K for the year ended December 31, 2007.

Variable Interest Entities and Other Off-Balance Sheet Arrangements

In February 2003, the Company entered into an aggregate of $300.0 million of commercial paper-based credit facilities (the “Credit Facilities”). These facilities were increased to $500.0 million in June 2003. The proceeds of advances under the Credit Facilities were used to fund a trust account (“Trust”) to collateralize the reinsurance obligations of the Company under an inter-company quota share reinsurance agreement. The issued securities and the Company’s repayment obligations were recorded as a net balance on the Company’s balance sheet because the Company had a contractual legal right of offset. In February 2008, the Company terminated this arrangement, resulting in a repayment of $500.0 million and termination of the Trust.

For further information, see the discussion of the Company’s variable interest entities and other off-balance sheet arrangements in Item 7 of the Company’s Form 10-K for the year ended December 31, 2007.

Segment Results for the three months ended March 31, 2008 compared to the three months ended March 31, 2007

The Company is organized into four operating segments: Insurance, Reinsurance, Life Operations and Financial Lines — in addition to a corporate segment that includes the general investment and financing operations of the Company.

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

The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended March 31,		% Change
	2008	2007 (1)
Gross premiums written	$1,628,349	$1,579,406	3.1%
Net premiums written	1,183,852	1,245,515	(5.0)%
Net premiums earned	1,008,402	1,051,350	(4.1)%
Fee income and other	7,464	3,092	141.4%
Net losses and loss expenses	684,812	647,266	5.8%
Acquisition costs	125,836	126,223	(0.3)%
Operating expenses	164,505	164,134	0.2%

Underwriting profit	$40,713	$116,819	(65.1)%
Exchange losses	$53,108	$7,335	NM *
Net results — structured products	$(9,193)	$2,529	NM *

(1)

Certain lines of business and transactions previously reported under the Financial Lines segment have been reclassified and reported under the Insurance, Reinsurance and Corporate (that includes the general investment and financing operations of the Company) segments based on the nature of the underlying business.

*	NM – Not meaningful

Gross premiums written increased by 3.1% during the three months ended March 31, 2008 compared with the three months ended March 31, 2007, primarily as a result of higher levels of long- term agreements of $87.0 million, favorable premium estimate adjustments recorded in the first quarter of 2008 associated with the global risk property book of business and U.K. based London market business, as well as favorable foreign exchange rate movements of $66.1 million. Premium adjustments were as a result of revisions to premium estimates based on updates of insured exposures within these lines of business. Partially offsetting these increases were continued decreases in premium rates as market conditions continued to soften, selective non-renewals in certain property and marine lines of business and the runoff of certain property catastrophe program exposures. Net premiums written decreased by 5.0% during the first quarter of 2008 as compared to same period in 2007, primarily as a result of an increase in ceded premiums written related to the purchase of an adverse development cover associated with a Company owned Lloyd’s syndicate and reinstatement premiums relating to certain environmental lines of business, partially offset by the factors noted above related to gross premiums written.

Net premiums earned decreased by 4.1% in the three month period ended March 31, 2008 compared with the three month period ended March 31, 2007. The decrease primarily resulted from the earn-out of overall lower net premiums written in the past twelve months combined with the impact of the adverse development cover noted above.

Fee income increased in the first quarter of 2008 as compared to the first quarter of 2007 mainly as a result of higher engineering fee revenue associated with GAPS, a loss prevention consulting service provider acquired in late 2007.

The following table presents the ratios for this segment:

	(Unaudited) Three Months Ended March 31,
	2008	2007
Loss and loss expense ratio	67.9%	61.6%
Underwriting expense ratio	28.8%	27.6%

Combined ratio	96.7%	89.2%

The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The loss ratio for the three months ended March 31, 2008 increased compared with the three months ended March 31, 2007, primarily due to reduced premium rate levels, an increase in catastrophe related losses as a result of U.S. windstorms and Australian floods that occurred in the first quarter of 2008 as well as an anticipated increase in notice activity relating to standard professional lines of business. In addition, net favorable prior year development decreased from $20.2 million in the first three months of 2007 to $17.3 million during the first three months of 2008. The following table summarizes the net (favorable) adverse prior year development relating to the Insurance segment for the three month periods ended March 31, 2008 and 2007:

(U.S. dollars in millions)	(Unaudited) Three Months Ended March 31,
	2008	2007
Property	$(11.1)	$(13.5)
Casualty and professional	(3.9)	(37.5)
Specialty and other	(2.3)	30.8

Total	$(17.3)	$(20.2)

Loss and loss expense ratio excluding prior year development	69.6%	63.5%

Net prior period reserve releases in the three months ended March 31, 2008 were due primarily to favorable reserve development in global property lines of business as well as the release of a portion of a previously established provision against reinsurance recoverable balances. Net prior period reserve releases in the three months ended March 31, 2007 were in certain property and casualty lines of business and offset by adverse development within specialty and other lines. Excluding prior year development, the loss ratio for the three months ended March 31, 2008 increased by 6.1 loss percentage points as compared to the same period in 2007 due primarily to the reasons noted above impacting the loss ratio for the quarter.

The increase in the underwriting expense ratio in the three months ended March 31, 2008, compared to the same period in 2007 was due to an increase in the operating expense ratio of 0.7 points (16.3% as compared to 15.6%) as well as an increase in the acquisition expense ratio of 0.5 points (12.5% as compared to 12.0%). The increase in the operating expense ratio was primarily as a result of costs associated with the acquisition of GAPS, as well as the continued weakening of the U.S. dollar and its impact on operating expenses in both U.K. and European based operations. The increase in the acquisition expense ratio was driven primarily by cessions associated with the purchase of an adverse development cover associated with a Company owned Lloyd’s syndicate noted above, as well as a decrease in income associated with broker sharing agreements.

Foreign exchange losses in the three months ended March 31, 2008 and 2007 were due primarily to the change in the value of the U.S. dollar against certain European currencies including the Swiss Franc and Swedish Krona on certain inter-company balances.

Net results from structured insurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Net results from these contracts for the three months ended March 31, 2008, have decreased compared to the same period in 2007 mainly due to higher interest expense associated with an accretion adjustment recorded in the first quarter of 2008 based on changes in expected cash flows on a structured indemnity contract.

Reinsurance

Reinsurance business written includes casualty, property, marine, aviation and other specialty reinsurance on a global basis. The Company’s reinsurance property business generally has loss experience characterized as low frequency and high severity, which can have a negative impact on the Company’s results of operations, financial condition and liquidity. The Company endeavors to manage its exposures to catastrophic events by limiting the amount of its exposure in each geographic or peril zone worldwide and requiring that its property catastrophe contracts provide for aggregate limits and varying attachment points.

The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended March 31,		% Change
	2008	2007 (1)
Gross premiums written	$1,072,545	$1,374,886	(22.0)%
Net premiums written	952,701	1,152,492	(17.3)%
Net premiums earned	544,378	546,321	(0.4)%
Fee income and other	763	171	NM *
Net losses and loss expenses	316,081	348,322	(9.3)%
Acquisition costs	116,344	109,491	6.3%
Operating expenses	45,358	45,068	0.6%

Underwriting profit	$67,358	$43,611	54.5%
Exchange losses	$13,743	$16,524	(16.8)%
Net results — structured products	$10,824	$9,823	10.2%

(1)

Certain lines of business and transactions previously reported under the Financial Lines segment have been reclassified and reported under the Insurance, Reinsurance and Corporate (that includes the general investment and financing operations of the Company) segments based on the nature of the underlying business.

*	NM – Not meaningful

Gross and net premiums written decreased by 22.0% and 17.3%, respectively, in the first quarter of 2008 as compared to the first quarter in 2007. These decreases resulted from the Company declining business due to competitive pressures continuing to drive certain rates below the Company’s acceptable underwriting return levels together with increased client retentions. For the three months ended March 31, 2008, premium rate decreases were most significant in certain casualty and non-U.S. property lines of business. There was a positive impact on gross premiums written of favorable foreign exchange rate movements of $50.0 million as well as favorable premium adjustments of $22.7 million recorded in the first quarter of 2008 relating to the Company’s Latin American reinsurance operations and these were partially offset by timing differences on contracts written in the first quarter of last year and expected to be written in the second quarter of 2008. The decrease in net premiums written reflect the above changes in gross premiums written, combined with a reduction in ceded premiums in the first three months of 2008 as compared to the same period in 2007, mainly as a result of a reduction in property catastrophe cessions to Cyrus Re II of 10% as compared to a 35% cession to Cyrus Re throughout 2007.

Net premiums earned in the first quarter of 2008 decreased slightly by 0.4% as compared to the first quarter of 2007. The slight decrease was a reflection of the overall reduction of net premiums written over the last 24 months, however, this increase was mostly offset by a reduction in ceded earned premiums of $31.8 million as a result of a reduction in property catastrophe cessions to Cyrus Re II as noted above, as well as the impact on net premiums earned of favorable foreign exchange rate movements and favorable premium adjustments recorded in the first quarter of 2008.

Fee income increased in the first quarter of 2008 as compared to the first quarter of 2007 mainly as a result of the timing of the receipt of fees associated with certain structured indemnity contracts in each respective period.

The following table presents the ratios for this segment:

	(Unaudited) Three Months Ended March 31,
	2008	2007
Loss and loss expense ratio	58.1%	63.8%
Underwriting expense ratio	29.7%	28.2%

Combined ratio	87.8%	92.0%

The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The loss ratio for the three months ended March 31, 2008 decreased compared with the three months ended March 31, 2007, primarily due to the impact of Windstorm Kyrill that occurred in the first quarter of 2007 and higher net favorable prior year development of $49.7 million in the first quarter of 2008 as compared to net favorable prior year development of $44.5 million in the same period of the prior year. The favorable impact of these items was partially offset by the impact of Storm Emma and property losses in the Company’s Latin American and Asia operations during the first quarter 2008. The following table summarizes the net (favorable) adverse prior year development relating to the Reinsurance segment for the three month periods ended March 31, 2008 and 2007:

(U.S. dollars in millions)	(Unaudited) Three Months Ended March 31,
	2008	2007
Property and other short-tail lines	$(16.6)	$(46.7)
Casualty and other	(31.7)	(6.9)
Structured indemnity	(1.4)	9.1

Total	$(49.7)	$(44.5)

Loss and loss expense ratio excluding prior year development	67.2%	71.9%

For the three months ended March 31, 2008, casualty reserve releases were primarily within European casualty lines, while property and other short-tail lines reserve releases were attributable to Bermuda and North American operations, partially offset by unfavorable reserve development in Latin America operations. In the same period in 2007, reserve releases were largely within certain U.S. and non-U.S. property and other short-tail lines. Excluding prior year development, the loss ratio for the three months ended March 31, 2008 decreased by 4.7 loss percentage points as compared to the same period in 2007 mainly as a result of the impact of Windstorm Kyrill and other smaller natural catastrophes that occurred in the first quarter of 2007.

The increase in the underwriting expense ratio in the three months ended March 31, 2008, as compared with the three months ended March 31, 2007, was due to an increase in both acquisition expense and operating expense ratios to 21.4% and 8.3%, respectively, as compared with 20.0% and 8.2%, respectively, in the first quarter of 2007. The increase in acquisition expenses was primarily due to an increase in both sliding scale and profit commissions recorded in the first quarter of 2008 and partially offset by an adjustment in the first quarter of 2007 related to the earning of acquisition expenses within the individual risk portfolio in the U.S. The operating expense ratio increased slightly as a result of higher professional and annual fees against lower net premiums earned, partially offset by lower compensation expenses.

Foreign exchange losses in the three months ended March 31, 2008 and 2007 were due primarily to the change in the value of the U.S. dollar against certain European currencies including the U.K. Sterling and Euro on certain inter-company balances.

Net results from structured reinsurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Results from these products for the three months ended March 31, 2008, increased compared to the same period in 2007 mainly due to higher net investment income relating to a change in the effective yield and cash flow stream of certain invested assets associated with a structured indemnity contract.

Life Operations

Business written by the Life Operations segment is primarily European life reinsurance. This includes term assurances, group life, critical illness cover, immediate annuities, disability income cover, and short-term life, accident and health business. Due to the nature of these contracts, premium volume may vary significantly from period to period.

The following summarizes contribution from this segment:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended March 31,		% Change
	2008	2007
Gross premiums written	$234,958	$213,275	10.2%
Net premiums written	224,213	202,938	10.5%
Net premiums earned	159,582	146,994	8.6%
Fee income and other	64	74	(13.5)%
Claims and policy benefits.	196,299	188,343	4.2%
Acquisition costs	24,117	20,267	19.0%
Operating expenses.	8,083	8,490	(4.8)%
Exchange losses (gains).	894	(290)	NM *
Net investment income	97,135	92,834	4.6%

Contribution from Life Operations	$27,388	$23,092	18.6%

*	NM – Not meaningful

The following table is an analysis of the Life Operations gross premiums written, net premiums written and net premiums earned for the three month periods ended March 31, 2008 and 2007:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended March 31, 2008			(Unaudited) Three Months Ended March 31, 2007
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Other Life	$183,735	$182,497	$117,866	$161,408	$160,561	$104,617
Annuity	51,223	41,716	41,716	51,867	42,377	42,377

Total	$234,958	$224,213	$159,582	$213,275	$202,938	$146,994

Gross premiums written relating to other life business increased by $22.3 million in the three months ended March 31, 2008 as compared to the same period in 2007 mainly due to premium growth in the core underlying book of term assurance and critical illness business of $13.2 million and favorable foreign exchange rate movements of $2.8 million. In addition, gross premiums written related to short-term life, accident and health business increased by $11.0 million primarily as a result of favorable foreign exchange rate movements, while growth in gross premiums written related to U.S. business totaled $3.9 million in the first quarter of 2008. Partially offsetting these increases in gross premiums written was a decrease related to the French long-term life business from a single premium of $8.6 million written in the first quarter of 2007. Gross premiums written relating to annuity business decreased by $0.6 million in the three months ended March 31, 2008 mainly due to the absence of adjustment premiums, partially offset by favorable foreign exchange rate movements. Ceded premium ratios remained roughly consistent with the prior year.

Net premiums earned in the first quarter of 2008 increased 8.6% as compared to the first quarter of 2007. This increase was consistent with the increase in gross and net premiums written as described above.

Claims and policy benefit reserves increased by $8.0 million or 4.2% in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, primarily as a result of unfavorable foreign exchange rate movements. Changes in claims and policy benefits include the movement in policy benefit reserves related to other contracts (such as immediate annuities) where investment assets were acquired with the assumption of the policy benefit reserves at the inception of the contract.

For the three months ended March 31, 2008, acquisition costs increased by 19.0% as compared to the same period in 2007, largely as a result of an increase in business written and foreign exchange rate movements in the first quarter of 2008, as noted above. Operating expenses decreased by 4.8% in the first quarter of 2008 as compared to the same period in the prior year due mainly to lower allocated costs associated with administering the short-term life, accident and health business and partially offset by increased compensation costs and unfavorable foreign exchange rate movements in the first quarter of 2008.

Net investment income is included in the calculation of contribution from Life Operations, as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. Net investment income increased by $4.3 million or 4.6% in the three months ended March 31, 2008, as compared to the same period in 2007, primarily as a result of a favorable foreign exchange rate movements of $3.3 million and an increase in the average investment balances to $7.1 billion from $6.8 billion.

Other Financial Lines

The Other Financial Lines segment is comprised of the guaranteed investment contract (“GIC”) and funding agreement (“FA”) businesses. As at December 31, 2007, the Company had approximately $4.0 billion of deposit liabilities associated with GICs which were correspondingly matched with invested assets. Based on the terms and conditions of the underlying GICs, upon the downgrade of XLCA below certain ratings levels, all or portions of outstanding principal balances on such GICs would come due. In January and February 2008, several rating agencies downgraded

SCA and its subsidiaries and as a result, the Company settled, in March 2008, the majority of the GIC liabilities. The resulting balance of deposit liabilities associated with GICs as at March 31, 2008 was $80.4 million. In addition, at March 31, 2008, the balance of deposit liabilities associated with FAs was $1.8 billion. The Company expects the balance of deposit liabilities associated with GICs and FAs to continue to decrease throughout 2008 as the FAs and remaining GIC contracts mature and the associated deposit liabilities are settled. Management does not expect any significant impact on the Company’s results of operations or liquidity as a result of the maturity of these contracts.

At December 31, 2007, a significant component of the investments held in the Company’s Other Financial Lines segment portfolios was comprised of Topical Assets. Liquidations necessary to fund the repayment of the GIC liabilities following the downgrade of XLCA, were funded through sales of assets in these portfolios as well as the general investment portfolios. Management’s approach was to avoid the sale of assets where current market prices did not reflect intrinsic values or where transaction costs for liquidation were excessive. As a result, the Company continues to hold a number of the Topical Assets and these have been transferred to the general portfolio in exchange for those assets that were liquidated.

For the quarter ended March 31, 2008, the net results from the structured products noted above were $7.7 million and included net investment income, interest expense and operating expenses of $59.9 million, $47.1 million, and $5.1 million, respectively. For the quarter ended March 31, 2007, the net results from these structured products were $9.2 million and included net investment income, interest expense and operating expenses of $87.6 million, $76.1 million, and $2.3 million, respectively. For the three months ended March 31, 2008, net investment income and interest expense both decreased primarily as a result of a decrease in the average deposit liability balance as a result of the settlement of the majority of the GIC portfolio noted above. However, operating expenses increased by $2.8 million primarily due to the write-off in the first quarter of 2008 of deferred acquisition expenses in relation to the settlement of certain GICs noted above. While not reported within the contribution from the Other Financial Lines segment, it should be noted that approximately $78.9 million of the reported realized losses on investments during the first three months of 2008 related to portfolios associated with GICs and FAs.

SCA

Prior to the secondary offering of SCA common shares on June 6, 2007, net income from SCA was consolidated with the Company’s results and SCA was considered an operating segment of the Company. Subsequent to June 6, 2007, SCA was no longer a consolidated subsidiary or an operating segment of the Company and its remaining investment in SCA was accounted for using the equity method of accounting, recorded on a one quarter lag through equity earnings (loss) from financial operating affiliates. At December 31, 2007, the Company reduced its investment in SCA to zero. The write down of SCA to zero in the fourth quarter of 2007 was based, in part, on the losses SCA recorded in the fourth quarter of 2007 and as such no equity earnings related to SCA have been recorded in the first quarter of 2008. For further information on SCA, see “Results of Operations” and “Other Revenues and Expenses” within Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, see Note 4 to the Consolidated Financial Statements, “Security Capital Assurance Ltd”, for further information.

Investment Activities

The following table illustrates the change in net investment income from property and casualty operations, net income from investment fund affiliates, net realized (losses) gains on investments and net realized and unrealized gains (losses) on investment derivative instruments for the three months ended March 31, 2008 and 2007:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended March 31,		% Change
	2008	2007
Net investment income — property and casualty perations (1)	$308,041	$314,181	(2.0)%
Net income from investment fund affiliates (2)	11,799	118,936	(90.1)%
Net realized (losses) gains on investments	(102,251)	9,292	NM	*
Net realized and unrealized gains on investment and other derivative instruments	44,682	7,741	NM	*

(1)	Net investment income relating to property and casualty operations does not include the net investment income related to the net results from structured products.

(2)

The Company records the income related to alternative fund affiliates on a one month lag and the private investment fund affiliates on a three month lag in order for the Company to meet the accelerated filing deadlines.

*	NM – Not meaningful

Net investment income related to property and casualty operations decreased in the first quarter of 2008 as compared to the first quarter of 2007 due primarily to declining portfolio yields. Portfolio yields decreased as yields earned on investment of cash flows and reinvestment of maturing or sold securities were generally lower than on securities previously held, as prevailing market interest rates, particularly in the U.S., decreased over the last year. As well, the portfolio mix changed as a result of the settlement of the Muni GIC liabilities, as the property and casualty operations assumed a number of the floating rate securities previously held in the Company’s Other Financial Lines segment.

Net income from investment fund affiliates decreased in the first quarter of 2008 compared to the first quarter of 2007, due primarily to the results from the Company’s alternative funds, which were slightly positive in the first three months of 2008 as compared to strong positive results in the same period of the prior year. These results reflect flat returns in the Company’s alternative portfolio as the markets during the quarter were particularly challenging for strategies employed by the Company’s alternative investment managers given the extreme volatility and overall pull back of credit availability.

The Company manages its investment grade fixed income securities using an asset/liability management framework. Due to the unique nature of the underlying liabilities, customized benchmarks are used to measure investment performance and comparison to standard market indices is not meaningful. Investment performance is not monitored for certain assets primarily consisting of operating cash and special regulatory deposits. The following is a summary of the investment portfolio returns for the asset/liability portfolios and risk asset portfolios for the three months ended March 31, 2008 and 2007:

	(Unaudited) Three Months Ended March 31,
	2008 (1)	2007 (1)
Asset/Liability portfolios
USD fixed income portfolio	(2.6)%	1.3%
Non USD fixed income portfolio	(1.7)%	0.0%
Risk Asset portfolios
Alternative portfolio (2)	0.7%	5.5%
Equity portfolio	(10.3)%	2.9%
High-Yield fixed income portfolio	(5.4)%	2.0%

(1)

Portfolio returns are calculated by dividing the sum of net investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio. Performance is measured in either the underlying asset currency or the functional currency.

(2)	Performance on the alternative portfolio reflects the three months ended February 29, 2008 and February 28, 2007, respectively.

Net Realized Losses and Gains and Other than Temporary Declines in the Value of Investments

Net realized losses on investments in the first quarter of 2008 included net realized losses of $114.8 million related to the write-down of certain of the Company’s fixed income, equity and other investments where the Company determined that there was an other than temporary decline in the value of those investments as well as net realized gains of $12.5 million from sales of investments. Included in the balances noted above are realized losses and impairments in Topical Assets totaling $53.8 million.

Net realized gains on investments in the first quarter of 2007 included net realized losses of $25.6 million related to the write-down of certain of the Company’s fixed income, equity and other investments where the Company determined that there was an other than temporary decline in the value of those investments as well as net realized gains of $34.9 million from sales of investments.

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

Net realized and unrealized gains on investment derivatives for the three months ended March 31, 2008, as well as the losses for the corresponding period in 2007, resulted from the Company’s investment strategy to manage interest rate risk, foreign exchange risk, credit risk and to replicate permitted investments.

Other Revenues and Expenses

The following table sets forth other revenues and expenses for the three months ended March 31, 2008 and 2007:

(U.S. dollars in thousands)			% Change
	(Unaudited) Three Months Ended March 31,
	2008	2007
Net income from operating affiliates (1)	$20,553	$57,082	(64.0)%
Amortization of intangible assets	420	420	0.0%
Corporate operating expenses	35,926	32,479	10.6%
Interest expense (2)	49,365	50,614	(2.5)%
Income tax expense	30,702	72,755	(57.8)%

(1)

The Company generally records the income related to certain operating affiliates on a three month lag in order for the Company to meet accelerated filing deadlines. However, no equity earnings associated with SCA or Primus were recorded in the first quarter of 2008.

(2)	Interest expense does not include interest expense related structured products as reported within the Insurance, Reinsurance and Other Financial Lines segments.

The following table sets forth the net income (loss) from operating affiliates for the three months ended March 31, 2008 and 2007:

(U.S. dollars in thousands)
	(Unaudited) Three Months Ended March 31,		% Change
	2008	2007
Net (loss) income from financial operating affiliates	$(4,271)	$11,889	NM *
Net income from investment manager affiliates	12,879	37,426	(65.6)%
Net income from other strategic operating affiliates	11,945	7,767	53.8%

Total	$20,553	$57,082	(64.0)%

In the first quarter of 2008, the net loss from financial operating affiliates was primarily as a result of $4.8 million related to the unwind of the discount on established reserves associated with reinsurance agreements with SCA and partially offset by net income associated with other financial operating affiliates. At December 31, 2007, the Company wrote down its investment in both SCA and Primus to zero. The write down of SCA to zero in the fourth quarter of 2007 was based, in part, on the losses SCA recorded in the fourth quarter of 2007 and as such no equity earnings related to SCA have been recorded in the first quarter of 2008. In addition, no equity earnings were recorded in relation to the Company’s investment in Primus as the continued widening of market credit spreads in the first quarter of 2008 increased Primus’ mark to market credit derivative liabilities and thus maintained Primus’ negative book value. Further details are included in “Results of Operations.” In addition, see Note 4 to the Consolidated Financial Statements, “Security Capital Assurance Ltd”, for further information.

Investment manager affiliate income decreased during the first quarter of 2008 as compared to the same period in the prior year primarily as a result of strong earnings from a global equity investment manager affiliate recorded in the first quarter of 2007 combined with lower earnings from certain affiliates in the first quarter of 2008 as a result of recent volatility in both the credit and equity markets.

Income from other strategic operating affiliates increased in the first quarter of 2008 as compared to the first quarter of 2007 mainly due to strong earnings reported in the first quarter of 2008 relating to an insurance affiliate which writes largely direct U.S. homeowners insurance and the Company’s Brazilian joint venture ITAÚ XL Seguros Corporativos S.A.

Corporate operating expenses in the three months ended March 31, 2008 increased compared to the three months ended March 31, 2007 primarily as a result of an increase in professional fees in the first quarter of 2008, partially offset by lower compensation expenses as a result of performance based accruals recorded in the first quarter of 2007.

Interest expense for the three months ended March 31, 2008 as compared to the same period in 2007 was lower as a result of the retirement of the 2009 Senior Notes in May 2007 and partially offset by interest expense recorded in the first quarter of 2008 associated with the issuance of the 2027 Senior Notes in May 2007. For more information on the Company’s financial structure, see “Liquidity and Capital Resources.”

The decrease in the Company’s income taxes arose principally from the decrease in the profitability of the Company’s U.S. and European operations.

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

At March 31, 2008 and December 31, 2007, total investments, cash and cash equivalents, accrued investment income and net payable for investments purchased were $39.4 billion and $43.7 billion, respectively. The decrease was primarily as a result of the settlement of the majority of the GIC portfolio during the first quarter of 2008. The following table summarizes the composition of the Company’s invested assets at March 31, 2008 and December 31, 2007:

(U.S. dollars in thousands)
	(Unaudited) Fair Value at March 31, 2008	Percent of Total	Fair Value at December 31, 2007	Percent of Total
Cash and cash equivalents	$3,904,966	9.9%	$3,880,030	8.9%
Net payable for investments purchased	(317,297)	(0.8)%	(191,472)	(0.4)%
Accrued investment income	391,641	1.0%	447,660	1.0%
Short-term investments	1,113,018	2.8%	1,803,198	4.1%
Fixed maturities:
U.S. Government and Government agency	$2,435,471	6.2%	$2,685,773	6.1%
Corporate	12,483,091	31.7%	12,987,248	29.7%
Mortgage and asset-backed securities	11,712,083	29.7%	14,493,877	33.1%
U.S. States and political subdivisions of the States	305,315	0.8%	253,534	0.6%
Non-U.S. Sovereign Government	3,506,561	8.9%	3,187,358	7.3%

Total fixed maturities.	$30,442,521	77.3%	$33,607,790	76.8%
Equity securities	665,848	1.7%	854,815	2.0%
Investments in affiliates	2,508,796	6.4%	2,611,149	6.0%
Other investments	686,340	1.7%	708,476	1.6%

Total investments and cash and cash equivalents	$39,395,833	100.0%	$43,721,646	100.0%

The Company reviews on a regular basis its corporate debt concentration, credit quality and compliance with established guidelines. At March 31, 2008 and December 31, 2007, the average credit quality of the Company’s total fixed income portfolio (including fixed maturities, short-term investments, cash and cash equivalents and net payable for investment purchased) was “AA” and “AA”, respectively. As at March 31, 2008, approximately 51.3% of the fixed income portfolio was rated “AAA” by one or more of the principal ratings agencies. Approximately 2.6% was below investment grade or not rated.

Refer to “Results of Operations” for further discussion surrounding the impact of credit market movements on the Company’s investment portfolio and exposure to sub-prime related assets.

Net Unrealized Losses and Gains on Investments

At March 31, 2008, the Company had net unrealized losses on fixed maturities and short-term investments of $1,677.4 million and net unrealized gains on equities of $117.1 million. Of these amounts, gross unrealized losses on fixed maturities and short term investments and equities were $2,191.2 million and $25.2 million, respectively. The information presented below for the gross unrealized losses on the Company’s investments at March 31, 2008, shows the potential effect upon future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary. The increase in unrealized losses on investments was primarily as a result of widening corporate credit spreads on corporate and structured credit assets, partially offset by declining U.S. and Euro government interest rates in the first quarter of 2008.

At March 31, 2008, approximately 7,200 fixed income securities out of a total of approximately 14,000 securities were in an unrealized loss position. The largest single unrealized loss in the fixed income portfolio was $16.5 million. Approximately 400 equity securities out of a total of approximately 800 securities were in an unrealized loss position at March 31, 2008, with the largest individual loss being $0.9 million.

The following is an analysis of how long each of those securities with an unrealized loss at March 31, 2008 had been in a continual unrealized loss position:

(U.S. dollars in thousands)
Type of Securities	Length of time in a continual unrealized loss position	(Unaudited) Amount of unrealized loss at March 31, 2008	(Unaudited) Fair Value of Securities in an unrealized loss position at March 31, 2008
Fixed Maturities and Short-Term Investments	Less than six months	$252,382	$6,021,718
	At least 6 months but less than 12 months	803,531	4,557,133
	At least 12 months but less than 2 years	949,499	5,764,615
	2 years and over	185,831	1,374,656

	Total	$2,191,243	$17,718,122

Equities	Less than six months	$18,525	$234,503
	At least 6 months but less than 12 months	6,696	24,841

	Total	$25,221	$259,344

The following is the maturity profile of the fixed income securities that were in a gross unrealized loss position at March 31, 2008:

(U.S. dollars in thousands)
Maturity profile in years of fixed maturities in a continual gross unrealized loss position	(Unaudited) Amount of unrealized loss at March 31, 2008	(Unaudited) Fair value of securities in an unrealized loss position at March 31, 2008
Less than 1 year remaining	$9,149	$383,523
At least 1 year but less than 5 years remaining	258,061	2,583,538
At least 5 years but less than 10 years remaining	275,991	2,551,494
At least 10 years but less than 20 years remaining	127,533	1,309,451
At least 20 years or more remaining	513,755	3,213,038
Mortgage and asset-backed securities	1,006,754	7,677,078

Total	$2,191,243	$17,718,122

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

Unpaid losses and loss expenses totaled $23.4 billion at March 31, 2008, and $23.2 billion at December 31, 2007.

The table below represents a reconciliation of the Company’s unpaid losses and loss expenses for the three months ended March 31, 2008:

(U.S. dollars in thousands)
	(Unaudited) Gross unpaid losses and loss expenses	(Unaudited) Unpaid losses and loss expenses recoverable	(Unaudited) Net unpaid losses and loss expenses
Balance as at December 31, 2007	$23,207,694	$(4,665,615)	$18,542,079
Losses and loss expenses incurred (1)	1,209,747	(208,854)	1,000,893
Losses and loss expenses paid/recovered	1,362,871	(262,351)	1,100,520
Foreign exchange and other	305,872	(18,207)	287,665
Unwind of discount on established reserves associated with reinsurance agreements with SCA	4,771	—	4,771

Balance as at March 31, 2008	$23,365,213	$(4,630,325)	$18,734,888

While the Company reviews the adequacy of established reserves for unpaid losses and loss expenses regularly, no assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved. In the future, if such reserves develop adversely, such deficiency would have a negative impact on future results of operations. See “Unpaid Losses and Loss Expenses” in Item 1, “Critical Accounting Policies and Estimates” in Item 7 and Item 8, Note 10 to the Consolidated Financial Statements, each in the Company’s Form 10-K for the year ended December 31, 2007 for further discussion.

Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balances Receivable

As a significant portion of the Company’s net premiums written incept in the first three months of the year, certain assets and liabilities have increased at March 31, 2008 compared to December 31, 2007. This includes deferred acquisition costs, unearned premiums, premiums receivable and prepaid reinsurance premiums.

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

Unpaid losses and loss expenses recoverables were $4.7 billion at both March 31, 2008 and December 31, 2007.

The table below presents the Company’s net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable at March 31, 2008 and December 31, 2007.

(U.S. dollars in thousands)
	(Unaudited) March 31, 2008	December 31, 2007
Reinsurance balances receivable	$926,741	$872,465
Reinsurance recoverable on future policy benefits	33,714	31,856
Unpaid losses and loss expenses recoverable	4,738,250	4,804,209
Bad debt reserve on unpaid losses and loss expenses recoverable and reinsurance balances receivable	(179,869)	(193,128)

Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$5,518,836	$5,515,402

Fair Value Measurements of Assets and Liabilities

As disclosed in Note 3 to the Consolidated Financial Statements, “Fair Value Measurements”, effective January 1, 2008, the Company adopted FAS 157 has accordingly provided required disclosures by level within the fair value hierarchy of the Company’s assets and liabilities that are carried at fair value. As defined in the hierarchy, those assets and liabilities categorized as Level 3 have valuations determined using unobservable inputs. Unobservable inputs and may include the entity’s own assumptions about market participant assumptions, applied to a modeled valuation, however, this is not the case with respect to the Company’s Level 3 assets and liabilities. The vast majority of the assets and liabilities classified as Level 3 are made up of those securities for which the values were obtained from brokers where either significant inputs were utilized in determining the value that were difficult to corroborate with observable market data, or sufficient information regarding the specific inputs utilized by the broker was not obtained to support a Level 2 classification. A significant component of these assets represents either Core CDO’s, totaling $726.9 million, or securities within the Company’s topical portfolio, totaling $120.5 million. Certain asset classes, primarily consisting of privately placed investments, did not have sufficient market corroborated information available to allow a pricing service to provide a price and accordingly the valuation was determined by broker quotes. In addition, in certain instances given the current market dislocation, the Company has elected to utilize Level 3 broker valuations over available pricing service valuations. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments as is currently the case currently for certain U.S. CMOs, ABSs, CMBSs, collateralized debt obligations (CDOs), and other topical assets which include certain securities with underlying sub-prime and related residential mortgage exposures (such as sub-prime first liens and Alt-A asset backed securities) for which sufficient information, such as cash flows or other security structure or market information, is not available to enable a third party pricing service to provide a price and as such valuation is determined based on broker quotes. However, increased market illiquidity in the first quarter of 2008 did not result in the reclassification of securities into Level 3 due to unavailable Level 2 pricing. While the remainder of the Company’s holdings in securities exposed to sub-prime mortgages are generally not based on quoted prices for identical securities, they are based on model-derived valuations from pricing sources in which all significant inputs and significant value drivers are considered to be observable in active markets, and these securities continue to be classified within Level 2.

While a number of the Level 3 investments have been written down as a result of the Company’s impairment analysis, the Company continues to report gross unrealized losses totaling $327.1 million related to Level 3 available-for-sale investments. Management completed a detailed review, in conjunction with its external investment managers and third party advisors, of the Company’s underlying sub-prime and related residential mortgage exposures, as well as a consideration of the broader structured credit market, and concluded that the unrealized gains and losses in these asset classes are the result of a decrease in value due to technical spreads widening and broader market sentiment, rather than fundamental collateral deterioration and are temporary in nature.

The remainder of the Level 3 assets relate to private equity investments where the nature of the underlying assets held by the investee include positions such as private business ventures and are such that significant Level 3 inputs are utilized in the valuation, and certain derivative positions.

Controls over Valuation of Financial Instruments

The Company performs quarterly reviews of the prices received from its third party valuation sources to assess if the prices represent a reasonable estimate of the fair value. This process is completed by investment and accounting personnel who are independent of the third parties responsible for providing the valuations. The approaches taken to gain comfort include, but are not limited to, valuation comparisons between external sources, and completing recurring reviews of third party pricing services methodologies. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon available market data, the price received from one third party may be substituted for another, or in limited circumstances management may determine that an adjustment is required to a third party value. In addition, similar valuation controls are followed by external parties responsible for sourcing appropriate valuations from third parties on the Company’s behalf which provides additional comfort over the reasonableness of the fair values recorded in its financial statements.

Valuation Methodology of Level 3 Assets and Liabilities

Refer to Notes 2 and 3 of the Consolidated Financial Statements, “Significant Accounting Policies” and “Fair Value Measurements” for a description of the valuation methodology utilized to value Level 3 assets and liabilities, how the valuation methodology is validated as well as further details associated with various assets classified as Level 3. As at March 31, 2008, the Company did not have any liabilities that were carried at fair value based on Level 3 inputs other than derivative instruments in a liability position at March 31, 2008.

Fair Value of Level 3 Assets and Liabilities

At March 31, 2008, the fair value of Level 3 assets and liabilities as a percentage of the Company’s total assets and liabilities that are carried at fair value was as follows:

(U.S. dollars in thousands) (Unaudited)	Total Assets and Liabilities Carried at Fair Value at March 31, 2008	Fair Value of Level 3 Assets and Liabilities	Level 3 Assets and Liabilities as a Percentage of Total Assets and Liabilities Carried at Fair Value, by class
Assets
Fixed maturities, at fair value	$30,442,521	$1,221,766	4.0%
Equity securities, at fair value	665,848	—	0.0%
Short term investments, at fair value	1,113,018	9,569	0.9%

Total investments available for sale	$32,221,387	$1,231,335	3.8%
Cash equivalents (1)	2,688,585	—	0.0%
Other investments (2)	584,973	52,338	8.9%
Other assets (3) (4)	256,257	89,585	35.0%

Total assets carried at fair value	$35,751,202	$1,373,258	3.8%

Liabilities
Financial instruments sold, but not yet purchased (5)	$37,947	$—	0.0%
Other liabilities (4) (6)	78,300	37,139	47.4%

Total liabilities carried at fair value	$116,247	$37,139	31.9%

(1)	Cash equivalents balances subject to fair value measurements include certificates of deposit and money market funds.

(2)

The other investments balance excludes certain unrated tranches of collateralized loan obligations which are carried under the cost recovery method given the uncertainty of future cash flows, as well as certain investments in project finance transactions which are carried at amortized cost. See Note 2 of the Consolidated Financial Statements for further details.

(3)	Other assets include derivative instruments.

(4)	The derivative balances included above are reported on a gross basis.

(5)	Financial instruments sold, but not yet purchased are included within “Net payable for investments purchased” on the balance sheet.

(6)	Other liabilities include derivative instruments.

As at March 31, 2008, the balance of Level 3 assets as a percentage of the Company’s total assets that were carried at fair value was 3.8%. The comparable percentage at December 31, 2007 was 3.7%. The increase was primarily as a result of change in the mix of assets in the first quarter of 2008 due to the sale of investments associated with the settlement of the majority of the GIC portfolio in March 2008. During the three months ended March 31, 2008, there were no material changes in Level 3 assets as a result of inputs the Company no longer considers observable or valid. The increase in the percentage of total invested assets that is made up of assets which are experiencing increased market illiquidity does reduce the overall liquidity of the Company’s capital resources, however, management do not believe that this change is significant given the many other sources of liquid assets available. Level 3 liabilities at March 31, 2008 represent derivative instruments in a liability position. For further discussion of the company’s liquidity and available capital resources see “Liquidity and Capital Resources”, below.

Changes in the Fair Value of Level 3 Assets and Liabilities

See Note 3 of the Consolidated Financial Statements, “Fair Value Measurements”, for an analysis of the change in fair value of Level 3 Assets and Liabilities.

Based on the changes in the fair value of Level 3 assets and liabilities during the quarter ended March 31, 2008, the Company does not expect any significant impact on the Company’s results of operations or liquidity.

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

The Company and its subsidiaries provide no guarantees or other commitments (express or implied) of financial support to the Company’s subsidiaries or affiliates, except for where such guarantees are in writing.

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

Cash flow from operations is generally derived from the receipt of investment income on the Company’s total investment portfolio as well as the net receipt of premiums less claims and expenses related to its underwriting activities in its property and casualty operations as well as its Life Operations segment. Net cash from operations was $473.0 million in the first three months of 2008 compared with $547.4 million in the same period in 2007.

As part of the recent financial market turbulence that persisted in the latter part of 2007 and has continued throughout 2008, increasingly thin market liquidity has persisted throughout the U.S. and other financial markets. Despite this increase in illiquidity throughout the financial markets, the Company successfully raised approximately $4 billion of cash from its fixed income portfolio in order to settle a majority of the GIC portfolio in the first quarter of 2008. The Company continues to manage its liquidity needs through changes in the mix of its investment portfolio as well as through other available capital resources and lines of credit as noted below.

Capital Resources

At March 31, 2008, the Company had total shareholders’ equity of $9.3 billion. In addition to ordinary and preferred share capital, the Company depends on external sources of financing such as debt, credit facilities and contingent capital to support its underwriting activities.

On September 24, 2007, the Board of Directors of the Company approved a share repurchase program, authorizing the Company to repurchase up to $500.0 million of its Class A ordinary shares. Repurchases may be made from time to time in the open market or in privately negotiated transactions, and the Company expects that those repurchases will be funded from cash on-hand. The timing and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, legal requirements and other factors. As of March 31, 2008, the Company had repurchased 1.8 million shares for $124.5 million under the share repurchase program.

Debt

The following table presents the Company’s indebtedness under outstanding debt securities and lenders’ commitments as at March 31, 2008:

Notes Payable and Debt (U.S. dollars in thousands)	Commitment	In Use	Year of Expiry	Payments Due by Period
				Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
5-year revolvers (1)	$1,000,000	$—	2010/2012	$—	$—	$—	$—
5-year revolver	100,000	—	2010	—	—	—	—
5.25% Senior Notes.	745,000	745,000	2011	—	745,000	—	—
6.58% Guaranteed Senior Notes	255,000	255,000	2011	—	—	255,000	—
6.50% Guaranteed Senior Notes	598,792	598,792	2012	—	—	600,000	—
5.25% Senior Notes.	595,793	595,793	2014	—	—	—	600,000
6.375% Senior Notes.	350,000	350,000	2024	—	—	—	350,000
6.25% Senior Notes.	324,395	324,395	2027	—	—	—	325,000

	$3,968,980	$2,868,980		$—	$745,000	$855,000	$1,275,000

“Commitment” and “In Use” data represent March 31, 2008 accreted values. “Payments Due by Period” data represent ultimate redemption values.

(1)	The 2010 and 2012 5-year revolving credit facilities share a $1.0 billion revolving credit sublimit.

Credit facilities, contingent capital and other sources of collateral

At March 31, 2008, the Company had six letter of credit facilities in place with total availability of $7.3 billion, of which $4.5 billion was utilized.

Other Commercial Commitments (U.S. dollars in thousands)	Commitment	In Use	Year of Expiry	Amount of Commitment Expiration per period
				Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Letter of Credit Facility	$200,000	$154,928	Continuous	$200,000	$—	$—	$—
Letter of Credit Facility (1)	2,250,000	370,358	2010	—	2,250,000	—	—
Letter of Credit Facility (1)	4,000,000	3,269,641	2012	—	—	4,000,000	—
Letter of Credit Facility	317	317	2008	317	—	—	—
Letter of Credit Facility	158	158	2008	158	—	—	—
Letter of Credit Facility	893,070	685,491	2009	—	893,070	—	—

Six letter of credit facilities	$7,343,545	$4,480,893		$200,475	$3,143,070	$4,000,000	$—

(1)	Of the total letter of credit facilities above, $1 billion is also included in the revolvers under notes payable and debt.

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

In addition, the Company has entered into contingent capital transactions of which no up-front proceeds were received by the Company, however, in the event that the associated irrevocable put and/or contingent put option agreements are exercised, proceeds previously raised from investors from the issuance of pass-through trust securities would be received in return for the issuance of preferred shares by the Company as applicable.

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

The following are the current financial strength and claims paying ratings from internationally recognized rating agencies in relation to the Company’s principal insurance and reinsurance subsidiaries and pools:

Rating agency	Rating
Standard & Poor’s	A+	(Stable	)
Fitch	A+	(Stable	)
A.M. Best	A	(Stable	)
Moody’s Investor Services	A1	(Stable	)

In addition, XL Capital Ltd had the following long term debt ratings as at March 31, 2008: “bbb” (Stable) from A.M. Best, “A–” (Stable) from Standard and Poor’s, “Baa1” (Stable) from Moody’s and “A” (Stable) from Fitch.

Other

For information regarding cross-default and certain other provisions in the Company’s debt and convertible securities documents, see Item 7 of the Company’s Form 10-K for the year ended December 31, 2007.

See Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds,” below.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (“PSLRA”) provides a “safe harbor” for forward-looking statements. Any prospectus, prospectus supplement, the Company’s Annual Report to ordinary shareholders, any proxy statement, any other Form 10-K, Form 10-Q or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to the Company in general, and to the insurance and reinsurance sectors in particular (both as to underwriting and investment matters). Statements that include the words “expect”, “intend”, “plan”, “believe”, “project”, “anticipate”, “will”, “may”, and similar statements of a future or forward- looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described below, there have been no material changes in the Company’s market risk exposures or how those exposures are managed, since December 31, 2007. The following discussion should be read in conjunction with “Quantitative and Qualitative Disclosures about Market Risk”, presented under Item 7A of the Company’s Form 10-K for the year ended December 31, 2007.

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

The Company enters into derivatives and other financial instruments primarily for risk management purposes. The Company conducts activities in three main types of derivative instruments: credit derivatives, weather and energy derivatives and investment-related derivative instruments. From time to time, the Company also uses investment derivative instruments such as futures, options, interest rate swaps, credit default swaps and foreign currency forward contracts to manage the duration of its investment portfolio and foreign currency exposures and also to obtain exposure to a particular financial market. The Company’s derivative transactions can expose the Company to credit derivative risk, weather and energy risk, foreign currency exchange rate risk, etc. The Company attempts to manage these risks based on guidelines established by senior management. Derivative instruments are carried at fair value with the resulting changes in fair value recognized in income in the period in which they occur.

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

Interest Rate Risk

The Company’s fixed income portfolio is exposed to interest rate risk. Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The Company manages interest rate risk within the context of its overall asset liability management strategy by setting duration targets for its investment portfolio in line with the estimated duration of its liabilities, thus mitigating the overall economic effect of interest rate risk. The Company remains nevertheless exposed to accounting interest rate risk since the assets are marked to market, thus subject to market conditions, while liabilities are accrued at a static rate. The hypothetical case of an immediate 100 basis point adverse parallel shift in global bond curves as at March 31, 2008, would decrease the fair value of the Company’s fixed income portfolio by approximately 4.5% or $1.6 billion.

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

The principal currencies creating foreign exchange risk for us are the British pound sterling, the Euro, the Swiss Franc, and the Canadian dollar. The Company’s net notional foreign currency denominated exposure on foreign exchange contracts was $393.6 million and $341.7 million as at March 31, 2008 and December 31, 2007 respectively, with a net unrealized gain of $8.6 million and $0.9 million as at March 31, 2008 and December 31, 2007, respectively.

Equity Price Risk

The Company’s equity portfolio as well as certain derivatives and certain affiliate investments are exposed to equity price risk. Equity price risk is the potential loss arising from changes in the market value of equities. An immediate hypothetical 10% change in the value of each equity position in the Company’s equity portfolio would affect the fair value of the portfolio by approximately $57.6 million as at March 31, 2008. This excludes exposures to equities in the Company’s affiliate investments.

As at March 31, 2008, the Company’s equity portfolio was approximately $576 million as compared to $757 million as at December 31, 2007. This excludes fixed income fund investments and publicly traded alternative funds that generally do not have the risk characteristics of equity investments. As at March 31, 2008, the Company’s allocation to equity securities was approximately 1.5% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to approximately 1.7% as at December 31, 2007.

As at March 31, 2008, approximately 28.7% of the equity holdings was invested in U.S. companies as compared to approximately 28.8% as at December 31, 2007. As at March 31, 2008, the top ten equity holdings represented approximately 10.4% of the Company’s total equity portfolio as compared to approximately 11.5% as at December 31, 2007.

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

The table below shows the Company’s fixed income portfolio by credit rating in percentage terms of the Company’s total fixed income exposure (including fixed maturities, short-term investments, cash and cash equivalents, accrued investment income and net payable for investments purchased) as at March 31, 2008:

Total
AAA	51.3%
AA	18.8%
A	17.7%
BBB	9.6%
BB & below	2.5%
NR	0.1%

Total.	100.0%

At March 31, 2008, the average credit quality of the Company’s total fixed income portfolio was “AA.”

As at March 31, 2008, the top 10 corporate holdings, which exclude government guaranteed and government sponsored enterprises, represented approximately 5.0% of the total fixed income portfolio and approximately 13.5% of all corporate holdings. The top 10 corporate holdings listed below represent the direct exposure to the corporations listed below, including their subsidiaries, and excludes any securitized, credit enhanced and collateralized asset or mortgage backed securities, cash and cash equivalents, pooled notes and any over-the-counter (“OTC”) derivative counterparty exposure, if applicable.

Top 10 Corporate Holdings	Percentage of Total Fixed Income Portfolio (1)
General Electric Company	0.7%
HBOS plc	0.7%
Citigroup Inc	0.6%
The Goldman Sachs Group, Inc	0.6%
Bank of America Corporation	0.5%
HSBC Holdings plc	0.5%
Lloyds TSB Group plc	0.4%
Merrill Lynch & Co., Inc.	0.4%
Barclays plc	0.3%
The Royal Bank of Scotland Group plc	0.3%

(1)	Including fixed maturities, short-term investments, cash and cash equivalents, accrued investment income and net payable for investments purchased.

The Company also has exposure to market movement related to credit risk associated with its mortgage-backed and asset-backed securities. The table below shows the breakdown of the $11.8 billion structured credit portfolio as at March 31, 2008, of which approximately 84% is AAA rated:

(U.S. dollars in millions)	Fair Value	Percent of Portfolio
CMBS	$3,554.1	30.1%
Agency	1,597.3	13.5%
Whole Loans	1,673.2	14.2%
Core CDO (non-ABS CDOs and CLOs)	931.0	7.9%
Other ABS:
ABS — Auto	980.9	8.3%
ABS — Credit Cards	597.8	5.1%
ABS — Other	822.2	7.0%
Topical:
Sub-prime first lien	796.3	6.8%
Alt-A	729.8	6.2%
Second lien (including sub-prime second lien mortgages)	83.2	0.7%
ABS CDO’s with sub-prime collateral	29.1	0.2%

Total	$11,794.9	100.0%

For further discussion of the exposure to credit market movements in the Company’s investment portfolio see the Investment Value-at-Risk section below.

The Company also has exposure to market movements as a result of credit risk exposures related to financial guarantee reinsurance of SCA. This exposure generally relates to certain specific facultative and excess of loss reinsurance agreements which are not, in their entirety, required to be marked to market. For further details surrounding this exposure, see Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1, Note 4 to the Consolidated Financial Statements, “Security Capital Assurance Ltd.” A portion of the exposures resulting from this business represent risks written by SCA in credit derivative form which are reinsured by the Company. These components of the overall exposure are required to be marked to fair value. The fair value of such instruments is determined using models developed by SCA management. Although the Company reviews the validity of the overall methodology applied, it relies on SCA management’s application of the model to individual exposures.

With regards to unpaid losses and loss expenses recoverable and reinsurance balances receivable, the Company has credit risk should any of its reinsurers be unable or unwilling to settlement amounts due to the Company, however, these exposures are not marked to market. For further information relating to reinsurer credit risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balances Receivable.”

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

As at March 31, 2008, the Company’s exposure to private investments was $441.0 million compared to $427.5 million as at December 31, 2007.

At March 31, 2008, bond and stock index futures outstanding had a net long position of $15.4 million as compared to a net short position of $384.5 million at December 31, 2007. A 10% appreciation or depreciation of the underlying exposure to these derivative instruments would have resulted in realized gains or realized losses of $1.5 million as at March 31, 2008 and $38.5 million as at December 31, 2007, respectively. The Company may reduce its exposure to these futures through offsetting transactions, including options and forwards.

Investment Value-at-Risk (VaR)

The VaR of the investment portfolio at March 31, 2008, based on a 95% confidence level with a one month holding period was approximately $644 million as compared to $648 million at December 31, 2007. The VaR of all investment related derivatives excluding investments in affiliates and other investments was approximately $24.2 million as compared to $19.1 million at December 31,

2007. The Company’s investment portfolio VaR as at March 31, 2008 is not necessarily indicative of future VaR levels.

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

Given the investment portfolio allocations as at March 31, 2008, the Company would expect to lose approximately 6.2% of the portfolio if the most damaging event stress tested was repeated, all other things held equal, as compared to 6.0% at December 31, 2007. Given the investment portfolio allocations as at March 31, 2008, the Company would expect to gain approximately 18.9% of the portfolio if the most favorable event stress tested was repeated, all other things held equal, as compared to 18.1% at December 31, 2007. The Company assumes that no action is taken during the stress period to either liquidate or rebalance the portfolio. The Company believes that this fairly reflects the potential decreased liquidity that is often associated with stressed market environments.

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

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On September 21, 2004, a consolidated and amended class action complaint (the “Amended Complaint”) was served on the Company and certain of its present and former directors and officers as defendants in a putative class action (Malin et al. v. XL Capital Ltd et al.) filed in United States District Court, District of Connecticut (the “Malin Action”). The Malin Action purports to be on behalf of purchasers of the Company’s common stock between November 1, 2001 and October 16, 2003, and alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (the “Securities Laws”). The Amended Complaint alleged that the defendants violated the Securities Laws by, among other things, failing to disclose in various public statements, reports to shareholders and other communications the alleged inadequacy of the Company’s loss reserves for its NAC Re subsidiary (now known as XL Reinsurance America, Inc.) and that, as a consequence, the Company’s earnings and assets were materially overstated. On August 26, 2005, the Court dismissed the Amended Complaint owing to its failure adequately to allege that the lead plaintiffs had sustained a loss, but provided leave for the plaintiffs to file a further amended complaint. The plaintiffs thereafter filed another amended complaint (the “Second Amended Complaint”), which is similar to the Amended Complaint in its substantive allegations. On December 31, 2005, the defendants filed a motion to dismiss the Second Amended Complaint. The plaintiffs opposed the motion. In addition, the plaintiffs filed a motion to strike certain documents and exhibits that the XL defendants had proffered in support of the motion to dismiss. By Order dated December 15, 2006, the Judge granted in part and denied in part plaintiffs’ motion to strike and allowed limited discovery through March 2, 2007. The Judge denied defendants’ motion to dismiss without prejudice to its renewal at the conclusion of such discovery. On March 22, 2007, the defendants filed their renewed motion to dismiss the Second Amended Complaint. By order dated July 21, 2007, the Judge granted defendants’ renewed motion and dismissed the Second Amended Complaint. On August 30, 2007 plaintiffs filed a notice of appeal. Briefing on the Appeal is concluded and argument will be scheduled in the coming months. The Company and the defendant present and former officers and directors will continue to vigorously defend the Malin Action.

In November 2006, a subsidiary of the Company received a grand jury subpoena from the Antitrust Division of the U.S. Department of Justice and a subpoena from the SEC, both of which seek documents in connection with an investigation into the municipal guaranteed investment contract (“GIC”) market and related products. The Company is fully cooperating with these investigations.

In March 2008, two subsidiaries of the Company were named, along with 20 other providers and insurers of municipal Guaranteed Investment Contracts and similar derivative products (“collectively Municipal Derivatives”) as well as fourteen brokers of such products, in two purported federal antitrust class actions filed in the federal courts in the District of Columbia and the Southern District of New York. These complaints allege that there was a conspiracy among the defendants during the period from January 1, 1992 to the present to rig bids for Municipal Derivatives. The purported class of plaintiffs consists of purchasers of Municipal Derivatives. In April 2008, another federal antitrust class action containing similar allegations was filed in the Northern District of California against 39 defendants, including the same two subsidiaries of the Company, as well as XL Capital, Ltd. It is anticipated that the Judicial Panel on Multidistrict Litigation will soon determine the venue for these actions. The plaintiffs are then expected to file a consolidated amended complaint, and defendants will then have 60 days to move or answer in response thereto. The Company intends to vigorously defend these actions.

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

In August 2005, plaintiffs in a proposed class action (the “Class Action”) that was consolidated into a multidistrict litigation in the United States District Court for the District of New Jersey, captioned In re Insurance Brokerage Antitrust Litigation, MDL No. 1663, Civil Action No. 04-5184 (the “MDL”), filed a consolidated amended complaint (the “Amended Complaint”), which named as new defendants approximately 30 entities, including Greenwich Insurance Company, Indian Harbor Insurance Company and XL Capital Ltd. In the MDL, the Class Action plaintiffs asserted various claims purportedly on behalf of a class of commercial insureds against approximately 113 insurance companies and insurance brokers through which the named plaintiffs allegedly purchased insurance. The Amended Complaint alleged that the defendant insurance companies and insurance brokers conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements. The named plaintiffs asserted statutory claims under the Sherman Act, various state antitrust laws and the Racketeer Influenced and Corrupt Organizations Act (“RICO”), as well as common law claims alleging breach of fiduciary duty, aiding and abetting a breach of fiduciary duty and unjust enrichment. Discovery in the MDL commenced in the latter part of 2005. Defendants filed motions to dismiss the Amended Complaint in late November 2005. By Opinion and Order dated October 3, 2006, the Court ruled on defendants’ motions to dismiss the Amended Complaint, holding that plaintiffs’ RICO and antitrust claims were deficient as pled and directing plaintiffs to file a supplemental RICO case statement and a supplemental statement of particularity as to their Sherman Act claims. Plaintiffs filed their supplemental pleadings on October 25, 2006 and on November 30, 2006, defendants filed motions to dismiss plaintiffs’ supplemental pleadings. By Orders dated April 5, 2007, the Court dismissed plaintiffs’ Sherman Act and RICO claims without prejudice to their filing final amended pleadings. By Order dated April 11, 2007, the Court stayed all proceedings in the MDL, including discovery, pending the disposition of defendants’ motions to dismiss plaintiffs’ Second Amended Complaint, which was filed on May 22, 2007 and contained allegations as to XL that were materially similar to those set forth in plaintiffs’ October 2006 pleadings, but also purported to add as new defendants three other XL entities. On June 2007, XL (along with other defendants) filed motions to dismiss the Sherman Act and RICO claims alleged in the Second Amended Complaint and to strike the newly- named parties.

By Opinion and Order dated August 31, 2007, the Court dismissed the Class Action plaintiffs’ Sherman Act claims with prejudice and, by Opinion and Order dated September 28, 2007, the Court dismissed the Class Action plaintiffs’ RICO claims with prejudice. In its September 28, 2007, Opinion and Order, the Court declined to exercise supplemental jurisdiction over the Class Action plaintiffs’ state law claims. On October 10, 2007, the Class Action plaintiffs filed a Notice of Appeal, stating their intention to appeal to the U.S. Court of Appeals for the Third Circuit (the “Third Circuit”) from the District Court’s October 3, 2006 Opinion and Order; April 5, 2007 Opinions and Order; August 31, 2007 Opinion and Order; and September 28, 2007 Opinion and Order. Plaintiffs’ opening appellate brief and defendants’ opposition appellate brief have been filed. The District Court has not yet advised the parties whether it intends to continue its April 11, 2007 stay of all proceedings in the MDL pending a ruling on the appeal by the Third Circuit or set a schedule in connection with the various tag-along actions that have been consolidated into the MDL.

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

Three purported class actions were filed against “XL Insurance Ltd” (“XLI”) and others in the United States District Court, for the Southern District of New York on behalf of shareholders of Security Capital Assurance, Inc. (“SCA”). The complaints, filed December 7, 2007, December 18, 2007 and January 8, 2008 named as defendants SCA, two SCA officers, (and in two of the cases) Goldman Sachs & Co., J.P. Morgan Securities, Inc., and Merrill Lynch, Pierce Fenner & Smith, Inc. All allege violations of various U.S. Securities laws against the defendants arising from purchases of SCA shares in the June 6, 2007 secondary offering and shortly before. The complaints allege, among other things, that the Registration Statement and other public disclosures made by SCA and individual defendants contained untrue statements of material facts and omitted other necessary facts to make the statements not misleading. The complaints allege that the disclosures failed to disclose that SCA was materially exposed to risky securities relating to sub-prime real estate mortgages. The allegations against XLI claim it is liable as a selling shareholder and as a party that “controlled” SCA during the relevant time period. In late April, the Judge issued an order consolidating the actions, appointing Employees’ Retirement System of the state of Rhode Island as lead plaintiff, and approving its selection of lead counsel. The order further provides that the lead plaintiff shall file a Consolidated Amended Complaint. The matter is designated In Re Security Capital Assurance Ltd. Securities Litigation.

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

ITEM 1A.     RISK FACTORS

Refer to Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for further information.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliate Purchasers

The following table provides information about purchases by the Company during the three months ended March 31, 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1-31, 2008	3,951	50.31	—	$375.5 million
February 1-29, 2008	—	—	—	$375.5 million
March 1-31, 2008	113,652	33.83	—	$375.5 million

Total	117,603	34.38	—	$375.5 million

(1)

All share purchased were purchased in connection with the vesting of restricted shares granted under the Company’s restricted stock plan. All of these purchases were made in connection with satisfying tax withholding obligations of those employees. These shares were not purchased as part of the Company’s share repurchase program noted below.

(2)

On September 24, 2007, the Board of Directors of the Company approved a share repurchase program, authorizing the Company to repurchase up to $500.0 million of its Class A ordinary shares. As at March 31, 2008, the Company had repurchased 1.8 million shares for $124.5 million under the share repurchase program.

ITEM 6.     EXHIBITS

10.1

Employment Agreement, dated as of March 14, 2008 by and between XL Capital Ltd and Michael S. McGavick, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2008.

31**	Rule 13a-14(a)/15d-14(a) Certifications.
32**	Section 1350 Certification.

**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XL CAPITAL LTD (Registrant)
Date: May 7, 2008	/s/ MICHAEL S. MCGAVICK
Michael S. McGavick Chief Executive Officer
Date: May 7, 2008	/s/ BRIAN W. NOCCO
Brian W. Nocco Executive Vice President and Chief Financial Officer