Form 10-Q
period 2008-06-30
XL CAPITAL LTD
filed 2008-07-28
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
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

As of July 21, 2008, there were 179,064,757 outstanding Class A Ordinary Shares, $0.01 par value per share, of the registrant.

XL CAPITAL LTD

INDEX TO FORM 10-Q

	PART I—FINANCIAL INFORMATION	Page No

Item 1.	Financial Statements:
	Consolidated Balance Sheets as at June 30, 2008 (Unaudited) and December 31, 2007	3
	Consolidated Statements of Income for the Three Months Ended June 30, 2008 and 2007 (Unaudited) and the Six Months Ended June 30, 2008 and 2007 (Unaudited)	4
	Consolidated Statements of Comprehensive Income for the Three Months Ended June 30, 2008 and 2007 (Unaudited) and the Six Months Ended June 30, 2008 and 2007 (Unaudited)	5
	Consolidated Statements of Shareholders’ Equity for the Six Months Ended June 30, 2008 and 2007 (Unaudited)	6
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 (Unaudited)	7
	Notes to Unaudited Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	80
Item 4.	Controls and Procedures	85
	PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	86
Item 1A.	Risk Factors	89
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	110
Item 4.	Submission of Matters to a Vote of Security Holders	110
Item 6.	Exhibits	111
	Signatures	112

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XL CAPITAL LTD
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share amounts)

	(Unaudited) June 30, 2008	December 31, 2007
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost: 2008, $31,457,613; 2007, $34,233,816)	$29,120,688	$33,607,790
Equity securities, at fair value (cost: 2008, $487,143; 2007, $664,213)	581,092	854,815
Short-term investments, at fair value (amortized cost: 2008, $1,364,906; 2007, $1,814,445)	1,340,940	1,803,198

Total investments available for sale	31,042,720	36,265,803
Investments in affiliates	2,401,799	2,611,149
Other investments (cost: 2008, $538,518; 2007, $614,848)	632,015	708,476

Total investments	34,076,534	39,585,428
Cash and cash equivalents	3,704,249	3,880,030
Accrued investment income	411,230	447,660
Deferred acquisition costs	861,524	756,854
Prepaid reinsurance premiums	1,126,438	972,516
Premiums receivable	4,121,620	3,637,452
Reinsurance balances receivable	717,818	817,931
Unpaid losses and loss expenses recoverable	4,129,001	4,697,471
Goodwill and other intangible assets	1,841,548	1,841,591
Deferred tax asset, net	386,797	370,419
Other assets	703,203	754,912

Total assets	$52,079,962	$57,762,264

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$22,955,473	$23,207,694
Future policy benefit reserves	6,904,505	6,772,042
Deposit liabilities	2,956,423	7,920,085
Notes payable and debt	2,869,230	2,868,731
Reinsurance balances payable	821,721	843,511
Net payable for investments purchased	304,282	191,472
Unearned premiums	5,355,644	4,681,989
Other liabilities	1,141,904	1,326,179

Total liabilities	$43,309,182	$47,811,703

Commitments and Contingencies:
Minority interest in equity of consolidated subsidiaries	$1,587	$2,419
Shareholders’ Equity:
Series E preference ordinary shares, 1,000,000 authorized, par value $0.01 Issued and outstanding: (2008 and 2007, 1,000,000)	10	10
Class A ordinary shares, 999,990,000 authorized, par value $0.01 Issued and outstanding: (2008, 179,051,979; 2007, 177,910,151)	1,791	1,779
Additional paid in capital	7,391,966	7,358,801
Accumulated other comprehensive (loss) income	(1,516,825)	9,159
Retained earnings	2,892,251	2,578,393

Total shareholders’ equity	$8,769,193	$9,948,142

Total liabilities and shareholders’ equity	$52,079,962	$57,762,264

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars in thousands, except per share amounts)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Net premiums earned	$1,681,722	$1,930,305	$3,394,084	$3,721,349
Net investment income	440,352	567,215	939,581	1,120,307
Net realized gains (losses) on investments	2,040	18,296	(100,211)	27,588
Net realized and unrealized gains on derivative instruments	8,124	9,188	52,806	16,929
Net (loss) income from investment fund affiliates	(20,435)	67,043	(8,636)	185,979
Fee income and other	12,796	4,649	21,087	7,986

Total revenues	$2,124,599	$2,596,696	$4,298,711	$5,080,138

Expenses:
Net losses and loss expenses incurred	$938,585	$941,948	$1,939,478	$1,936,735
Claims and policy benefits	209,725	279,100	406,024	467,443
Acquisition costs	246,237	298,021	512,534	557,972
Operating expenses	298,298	306,552	562,122	587,055
Exchange losses	7,936	22,600	75,681	46,169
Interest expense	65,441	164,695	189,553	307,486
Amortization of intangible assets	420	420	840	840

Total expenses	$1,766,642	$2,013,336	$3,686,232	$3,903,700

Income before minority interest, income tax and net (loss) income from operating affiliates	$357,957	$583,360	$612,479	$1,176,438
Minority interest in net income of subsidiary	—	9,096	—	23,994
Income tax	51,205	61,288	81,907	134,043
Net (loss) income from operating affiliates	(68,901)	41,639	(48,348)	98,721

Net income	237,851	554,615	482,224	1,117,122
Preference share dividends	—	(10,080)	(32,500)	(22,869)

Net income available to ordinary shareholders	$237,851	$544,535	$449,724	$1,094,253

Weighted average ordinary shares and ordinary share equivalents outstanding — basic	176,655	178,378	176,453	178,650

Weighted average ordinary shares and ordinary share equivalents outstanding — diluted	176,910	181,613	176,946	180,570

Earnings per ordinary share and ordinary share equivalent — basic	$1.35	$3.05	$2.55	$6.13

Earnings per ordinary share and ordinary share equivalent — diluted	$1.34	$3.00	$2.54	$6.06

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in thousands)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$237,851	$554,615	$482,224	$1,117,122
Change in net unrealized (losses) on investments, net of tax	(686,280)	(620,461)	(1,761,867)	(725,384)
Change in value of cash flow hedge	109	(114)	218	4,117
Foreign currency translation adjustments, net	6,946	65,455	237,418	95,284
Net unrealized gain (loss) on future policy benefit reserves	—	187	(1,688)	(273)
Realization of accumulated other comprehensive loss in SCA	—	4,953	—	4,953
Additional pension liability	(21)	—	(65)	(188)

Comprehensive (loss) income	$(441,395)	$4,635	$(1,043,760)	$495,631

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	(Unaudited) Six Months Ended June 30,
	2008	2007
Series A, B and E Preference Ordinary Shares:
Balance — beginning of year	$10	$207
Issuance of Series E preference ordinary shares	—	10

Balance — end of period	$10	$217

Class A Ordinary Shares:
Balance — beginning of year	$1,779	$1,810
Issuance of Class A ordinary shares	13	112
Exercise of stock options	—	7
Repurchase of Class A ordinary shares	(1)	(110)

Balance — end of period	$1,791	$1,819

Additional Paid in Capital:
Balance — beginning of year	$7,358,801	$6,451,569
Issuance of Class A ordinary shares	49,093	871,123
Issuance of Series E preference ordinary shares	—	983,786
Repurchase of Class A ordinary shares	(4,246)	(368,539)
Stock option expense	10,039	8,459
Exercise of stock options	—	42,740
Net change in deferred compensation	(21,721)	(18,275)

Balance — end of period	$7,391,966	$7,970,863

Accumulated Other Comprehensive (Loss) Income:
Balance — beginning of year	$9,159	$411,405
Net change in unrealized (losses) on investment portfolio, net of tax	(1,761,735)	(743,094)
Net change in unrealized (losses) gains on affiliate and other investments, net of tax	(132)	17,710
Change in value of cash flow hedge	218	4,117
Impact of net unrealized (loss) on future policy benefit reserves	(1,688)	(273)
Foreign currency translation adjustments	237,418	95,284
Realization of accumulated other comprehensive loss in SCA	—	4,953
Additional pension liability	(65)	(188)

Balance — end of period	$(1,516,825)	$(210,086)

Retained Earnings:
Balance — beginning of year	$2,578,393	$3,266,175
Net income	482,224	1,117,122
Dividends on Series A and B preference ordinary shares	—	(20,161)
Dividends on Series E preference ordinary shares	(32,500)	(2,708)
Dividends on Class A ordinary shares	(135,866)	(138,306)
Repurchase of Class A ordinary shares	—	(462,889)

Balance — end of period	$2,892,251	$3,759,233

Total Shareholders’ Equity	$8,769,193	$11,522,046

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited) Six Months Ended June 30,
	2008	2007
Cash flows provided by operating activities:
Net income	$482,224	$1,117,122
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on investments	100,211	(27,588)
Net realized and unrealized (gains) on derivative instruments	(52,806)	(16,929)
Amortization of (discounts) on fixed maturities	(21,117)	(37,443)
Net loss (income) from investment and operating affiliates	56,984	(284,700)
Amortization of deferred compensation	26,973	28,133
Accretion of convertible debt	499	722
Accretion of deposit liabilities	92,396	202,780
Unpaid losses and loss expenses	(665,502)	(129,473)
Future policy benefit reserves	(8,470)	68,415
Unearned premiums	588,745	815,040
Premiums receivable	(395,077)	(622,568)
Unpaid losses and loss expenses recoverable	669,117	271,572
Prepaid reinsurance premiums	(139,148)	(68,486)
Reinsurance balances receivable	118,674	185,373
Deferred acquisition costs	(93,215)	(142,823)
Reinsurance balances payable	(45,114)	23,683
Deferred tax asset	38,248	(25,973)
Other	(106,321)	(113,094)

Total adjustments	$165,077	$126,641

Net cash provided by operating activities	$647,301	$1,243,763

Cash flows used in (provided by) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$9,840,029	$14,185,451
Proceeds from redemption of fixed maturities and short-term investments	1,333,153	862,036
Proceeds from sale of equity securities	529,130	520,415
Proceeds from sale of SCA common shares, net of cash sold	—	(110,843)
Purchases of fixed maturities and short-term investments	(7,470,615)	(16,830,211)
Purchases of equity securities	(331,062)	(421,672)
Net dispositions (acquisitions) of affiliates	201,749	111,270
Other investments	31,354	(125,395)

Net cash used in (provided by) investing activities	$4,133,738	$(1,808,949)

Cash flows (used in) provided by financing activities:
Proceeds from exercise of stock options and issuance of Class A ordinary shares	—	867,748
Proceeds from issuance of Series E preference ordinary shares	—	983,796
Repurchase of Class A ordinary shares	(4,247)	(831,538)
Dividends paid	(167,881)	(161,175)
Proceeds from issuance of debt	—	322,836
Repayment of debt	—	(825,000)
Deposit liabilities	(5,056,582)	435,284
Net cash flow on securities lending	186,700	53,409
Proceeds from issuance of SCA Series A perpetual preference shares	—	247,248
Dividends paid to minority shareholders of SCA	—	(16,130)

Net cash (used in) provided by financing activities	$(5,042,010)	$1,076,478
Effects of exchange rate changes on foreign currency cash	85,190	9,312

(Decrease) increase in cash and cash equivalents	(175,781)	520,604
Cash and cash equivalents — beginning of period	3,880,030	2,223,748

Cash and cash equivalents — end of period	$3,704,249	$2,744,352

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

Basis of Fair Value Measurement

FAS 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are described further below:

•	Level 1—Quoted prices in active markets for identical assets/liabilities (unadjusted); no blockage factors.

•	Level 2—Other observable inputs—include quoted prices for similar assets/liabilities (adjusted) and market corroborated inputs.

•	Level 3—Unobservable inputs.

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

(b) Cash and Cash Equivalents

Cash equivalents include fixed interest deposits placed with a maturity of under 90 days when purchased. Bank deposits are not considered to be fair value measurements and as such are not subject to FAS 157 disclosures. Money market funds are classified as Level 1 as these instruments are considered actively traded; however, certificates of deposit are classified as Level 2.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.  Significant Accounting Policies (continued)

(c) Investments

Investments Available For Sale

Investments that are considered available for sale are carried at fair value. The fair value of fixed maturity securities is based upon quoted market values where available, or matrix or other model-derived prices where quoted market values are not available, or through the use of unobservable inputs corroborated by reference to broker or underwriter bid indications where matrix or other model-derived prices are not determinable for a particular security. The Company’s valuation approach utilizes market approaches to valuations using primarily Level 2 inputs in the vast majority of valuations, or some form of discounted cash flow analysis to obtain investment values for a small percentage of fixed maturity securities for which a price is determined. Standard inputs to the valuations listed in approximate order of priority for use when available include: reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data. The Company’s valuation approach may prioritize inputs differently on any given day for any security, and not all inputs listed are available for use in the evaluation process on any given day for each security evaluation; however, market indicators, industry and economic events are also monitored. Information of this nature is a trigger to acquire further corroborating market data. When these inputs are not available, “buckets” of similar securities are identified (allocated by asset class types, sectors, sub-sectors, contractual cash flows/structure, and credit rating characteristics) and a form of matrix or other modeled pricing is utilized to determine an appropriate security value which represents the best estimate as to what a buyer in the marketplace would pay for a security in a current sale. In addition, the values determined by the Company for a security or class of similar securities, are corroborated against values produced by others within the market.

For fixed maturity securities where prices cannot be determined through either quoted market values or using a form of matrix or other modeled pricing due to factors specific to the security such as limited liquidity, lack of current transactions, or trades only taking place in privately negotiated transactions, unobservable inputs are utilized in determining the fair value. These are considered Level 3 valuations as significant inputs utilized may be difficult to corroborate with observable market data. The Company corroborates these values to broker or dealer values where possible; however, sufficient information regarding the specific inputs utilized by the brokers cannot be obtained to support a Level 2 classification.

The net unrealized gain or loss on investments, net of tax, is included in “accumulated other comprehensive income (loss).” Any unrealized depreciation in value considered by management to be other than temporary is charged to income in the period that it is determined.

Short-term investments comprise investments with a remaining maturity of less than one year and are valued using the same external factors and in the same manner as fixed maturity securities.

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

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.  Significant Accounting Policies (continued)

(c) Investments (continued)

Investment in affiliates

Investments in which the Company has significant influence over the operating and financial policies of the investee are classified as investments in affiliates on the Company’s balance sheet and are accounted for under the equity method of accounting. Under this method, the Company records its proportionate share of income or loss from such investments in its results for the period as well as its portion of movements in certain of the investee shareholders’ equity balances. When financial statements of the affiliate are not available on a timely basis to record the Company’s share of income or loss for the same reporting periods as the Company, the most recently available financial statements are used. This lag in reporting is applied consistently until timely information becomes available. Significant influence is deemed to exist where the Company has an investment of 20% or more in the common stock of a corporation or an investment of 3% or greater in closed end funds, limited partnerships, LLCs or similar investment vehicles. The Company records its alternative and private fund affiliates on a one month and three month lag, respectively, and its operating affiliates on a three month lag. Significant influence is considered for other strategic investments on a case-by-case basis. Investments in affiliates are not subject to FAS 157 as they are not fair value measurements. However, impairments associated with investments in affiliates that are deemed to be other-than-temporary are calculated in accordance with FAS 157 and appropriate disclosures included within the financial statements during the period the losses are recorded.

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

Fair values for other investments, principally other direct equity investments, investment funds and limited partnerships, are primarily based on the net asset value provided by the investment manager or the respective entity, recent financial information, available market data, and in certain cases management judgment may be required. These entities generally carry their trading positions and investments, the majority of which have underlying securities valued using Level 1 or Level 2 inputs, at fair value as determined by their respective investment managers, accordingly, these investments are generally classified as Level 2. Private equity investments are classified as Level 3. The net unrealized gain or loss on investments, net of tax, is included in “accumulated other comprehensive income (loss).” Any unrealized loss in value considered by management to be other than temporary is charged to income in the period that it is determined.

Income on unrated tranches of collateralized loan obligations is reflected only to the extent the Company’s principal has been fully recovered. This is not considered to be a fair value measurement under FAS 157 and accordingly these investments have been excluded from FAS 157 disclosures. The carrying value of these investments held by the Company at June 30, 2008 and December 31, 2007 was $17.5 million and $22.7 million, respectively.

In addition, the Company participates in structured transactions in project finance related areas under which the Company provides a cash loan supporting a trade finance transaction. These transactions are accounted for in accordance with SOP 01-6, “Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others” under which the loans are considered held for investment as the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff. Accordingly, these funded loan participations are reported in the balance sheet at outstanding principal adjusted for any allowance for loan losses as considered necessary by management. These investments are not considered to be

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.  Significant Accounting Policies (continued)

(c) Investments (continued)

fair value measurements under FAS 157 and accordingly they have been excluded from the FAS 157 disclosures. The carrying value of these investments held by the Company at June 30, 2008 and December 31, 2007 was $81.4 million and $125.1 million, respectively.

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

The Company conducts its derivative activities in two main areas: investment related derivatives and weather and energy derivatives. In addition, following the secondary sale of Security Capital Assurance Ltd common shares, the Company retained some credit derivative exposures written by Security Capital Assurance Ltd and certain of its subsidiaries (sometimes collectively referred to as “SCA”) through reinsurance agreements that have certain of these derivatives exposures embedded within them.

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

OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market clearing transactions, broker or dealer quotations as corroborative evidence or alternative pricing sources where an understanding of the inputs utilized in arriving at the valuations is obtained. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms and specific risks inherent in the instrument as well as the availability of pricing information in the market. The Company generally uses similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs. For OTC derivatives that trade in liquid markets, such as generic forwards, interest rate swaps and options, model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments comprise the majority of derivatives held by the Company and are typically classified within Level 2 of the fair value hierarchy.

Certain OTC derivatives trade in less liquid markets with limited pricing information, or required model inputs which are not directly market corroborated which causes the determination of fair value for these derivatives to be inherently more subjective. Accordingly, such derivatives are classified within Level 3 of the fair value hierarchy. The valuations of less standard or liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Level 1 and Level 2 inputs are regularly updated to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are only changed when corroborated by evidence such as similar market transactions and/or broker or dealer quotations.

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

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.  Significant Accounting Policies (continued)

(e) Fair Values of Other Financial Instruments

The fair values of financial instruments not disclosed elsewhere in the financial statements approximate their carrying value due to their short-term nature or because they earn or attract interest at market rates. Certain financial instruments, particularly insurance contracts, are excluded from fair value disclosure requirements of FAS 107, “Disclosures about Fair Value of Financial Instruments.” The fair value of the Company’s notes payable and debt outstanding as at June 30, 2008 and December 31, 2007, is estimated to be $2.1 billion and $2.6 billion, respectively, and is based on quoted prices.

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

In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. The Company will adopt the standard as of January 1, 2009. FAS 161 requires only additional disclosures concerning derivatives and hedging activities, and therefore the adoption of FAS 161 will not have an impact on the Company’s financial condition and results of operations.

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Lives of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. This interpretation will be effective for the Company beginning January 1, 2009 and must also be applied to interim periods within 2009. The Company is currently evaluating the potential impact of this guidance; however, it is not expected to have a significant impact on the Company’s financial condition and results of operations.

In May 2008, the FASB issued FAS 162 “The Hierarchy of Generally Accepted Principles” (FAS 162) which outlines the order of authority for the sources of accounting principles. FAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect SFAS 162 to have an impact on its financial condition and results of operations.

In May 2008, the FASB issued FAS 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FAS 60” to address current diversity in practice with respect to accounting for financial guarantee insurance contracts by insurance enterprises under FAS 60, “Accounting and Reporting by Insurance Enterprises” (“FAS 60”). That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views regarding when a loss has been incurred under FAS 5, “Accounting for Contingencies”. FAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.  Significant Accounting Policies (continued)

(f) Recent Accounting Pronouncements (continued)

event) when there is evidence that credit deterioration has occurred in an insured financial obligation. FAS 163 also clarifies how FAS 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. FAS 163 also requires expanded disclosures about financial guarantee insurance contracts. The standard is effective for the Company beginning January 1, 2009, and must be applied to all interim periods within 2009, except for certain disclosures about the Company’s risk management activities which are required to be included in the Company’s quarterly report on Form 10-Q for the period ended September 30, 2008. Except for those disclosures, earlier application is not permitted. The Company is currently evaluating the impact of this guidance. The Company had reserves for financial guarantee insurance contracts of $427.4 million recorded within “Unpaid Losses and Loss Expenses”, at both June 30, 2008 and December 31, 2007.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP will be effective for the Company as of January 1, 2009 and will have to be applied retrospectively to all periods presented. The Company will evaluate the impact of the adoption in the event any instruments that would be subject to this guidance are being considered in the future, however, it is not expected to have any impact on the Company’s financial condition and results of operations upon adoption as the Company does not have any instruments issued and outstanding that will be subject to this guidance.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share (EPS) pursuant to the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share.” A share-based payment award that contains a non-forfeitable right to receive cash when dividends are paid to common shareholders irrespective of whether that award ultimately vests or remains unvested shall be considered a participating security as these rights to dividends provide a non-contingent transfer of value to the holder of the share-based payment award. Accordingly, these awards should be included in the computation of basic EPS pursuant to the two-class method. The guidance in this FSP is effective for the Company for the fiscal year beginning January 1, 2009 and all interim periods within 2009. All prior period EPS data presented will have to be adjusted retrospectively to conform to the provisions of the FSP. Under the terms of the Company’s restricted stock awards, grantees are entitled to the right to receive dividends on the unvested portions of their awards. There is no requirement to return these dividends in the event the unvested awards are forfeited in the future. Accordingly, this FSP will have an impact on the Company’s EPS calculations. The Company is currently evaluating the impact of this guidance.

3.  Fair Value Measurements

Effective January 1, 2008, the Company adopted FAS 157, which requires disclosures about the Company’s assets and liabilities that are carried at fair value. As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.  Fair Value Measurements (continued)

The following tables set forth the Company’s assets and liabilities that were accounted for at fair value as of June 30, 2008 by level within the fair value hierarchy (see Note 2 for further information on the fair value hierarchy):

(U.S. dollars in thousands) (Unaudited)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty Netting	Balance as of June 30, 2008
Assets
Fixed maturities, at fair value	$—	$27,592,948	$1,527,740	$—	$29,120,688
Equity securities, at fair value	445,970	135,122	—	—	581,092
Short-term investments, at fair value	—	1,332,497	8,443	—	1,340,940

Total investments available for sale	$445,970	$29,060,567	$1,536,183	$—	$31,042,720
Cash equivalents (1)	1,989,275	503,286	—	—	2,492,561
Other investments (2)	—	471,487	61,593	—	533,080
Other assets (3)(5)	—	105,678	134,444	(65,844)	174,278

Total assets accounted for at fair value	$2,435,245	$30,141,018	$1,732,220	$(65,844)	$34,242,639

Liabilities
Financial instruments sold, but not yet purchased (6)	$—	$44,497	$—	$—	$44,497
Other liabilities (4) (5)	—	21,039	79,093	(65,844)	34,288

Total liabilities accounted for at fair value	$—	$65,536	$79,093	$(65,844)	$78,785

(1)	Cash equivalents balances subject to fair value measurements include certificates of deposit and money market funds. Operating cash balances are not subject to FAS 157.

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

Level 3 Gains and Losses

The table below presents additional information about assets and liabilities measured at fair value on a recurring basis and for which significant Level 3 inputs were utilized to determine fair value. The table reflects gains and losses for the three and six month periods ended June 30, 2008 for all financial assets and liabilities categorized as Level 3 as of June 30, 2008. The table does not include gains or losses that were reported in Level 3 in prior periods for assets that were transferred out of Level 3 prior to June 30, 2008. Gains and losses for assets and liabilities classified within Level 3 in the table below may include changes in fair value that are attributable to both observable

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.  Fair Value Measurements (continued)

inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, it should be noted that the following table does not take into consideration the effect of offsetting Level 1 and 2 financial instruments entered into by the Company that are either economically hedged by certain exposures to the Level 3 positions or that hedge the exposures in Level 3 positions.

(U.S. dollars in thousands) (Unaudited)	Fixed Maturities	Level 3 Assets and Liabilities Three Months Ended June 30, 2008		Derivative Contracts—Net
		Short-term Investments	Other Investments
Balance, beginning of period	$1,221,766	$9,569	$52,338	$52,446
Realized (losses) gains	(53,062)	—	—	24,762
Movement in unrealized (losses) gains	(59,036)	(94)	(4,159)	(28,544)
Purchases, issuances and settlements	165,601	(1,918)	13,414	6,687
Transfers in and/or out of Level 3	252,471	886	—	—

Balance, end of period	$1,527,740	$8,443	$61,593	$55,351

Movement in total (losses) gains above relating to instruments still held at the reporting date	$(10,726)	$19	$(4,159)	$(28,544)

(U.S. dollars in thousands) (Unaudited)	Fixed Maturities	Level 3 Assets and Liabilities Six Months Ended June 30, 2008		Derivative Contracts—Net
		Short-term Investments	Other Investments
Balance, beginning of period	$1,385,601	$15,606	$40,354	$12,283
Realized (losses) gains	(132,363)	13	—	26,843
Movement in unrealized (losses) gains	(216,020)	(181)	(3,494)	6,189
Purchases, issuances and settlements	142,552	(6,105)	24,733	10,036
Transfers in and/or out of Level 3	347,970	(890)	—	—

Balance, end of period	$1,527,740	$8,443	$61,593	$55,351

Movement in total (losses) gains above relating to instruments still held at the reporting date	$(226,154)	$—	$(3,494)	$6,189

The vast majority of Level 3 assets are made up of securities where significant inputs, such as broker price indications, were utilized in determining the value that were difficult to sufficiently corroborate with observable market data to support a Level 2 classification.

Fixed maturities and short term investments

In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments as is currently the case for certain U.S. CMOs, ABSs, CMBSs, collateralized debt obligations (CDOs), and other topical assets which include certain securities with underlying sub-prime and related residential mortgage exposures (such as sub-prime first liens and Alt-A asset backed securities) for which sufficient information, such as cash flows or other security structure or market information, is not available to enable a model derived price to be determined. Fixed maturities and short term investments classified within Level 3 are made up of those securities where either significant inputs that were difficult to corroborate with observable market data were utilized in determining the value, or sufficient information regarding the specific inputs utilized in a corroborating value obtained from a broker was not obtained to support a Level 2 classification. The fair values of the majority of the Company’s holdings in securities exposed to sub-prime mortgages are generally not based on quoted prices for identical securities, however, where they are based on model-derived valuations in which all significant inputs and significant value drivers are considered to be observable in active markets, these securities continue to be classified within Level 2.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.  Fair Value Measurements (continued)

Other investments

Included within the Other Investments component of the Company’s Level 3 valuations are private equity investments where the Company is not deemed to have significant influence over the investee. The fair value of these investments is based upon net asset values received from the investment manager. The nature of the underlying investments held by the investee which form the basis of the net asset value include assets such as private business ventures and are such that significant Level 3 inputs are utilized in the determination of the individual underlying holding values and accordingly the fair value of the Company’s investment in each entity is classified within Level 3. The Company also incorporates factors such as the most recent financial information received, the values at which capital transactions with the investee take place, and management’s judgment regarding whether any adjustments should be made to the net asset value in recording the fair value of each position.

Derivative instruments

Derivative instruments classified within Level 3 include: (i) certain interest rate swaps where the duration of the contract the Company holds exceeds that of the longest term on a market observable input, (ii) weather and energy derivatives, (iii) credit derivatives written by SCA and embedded in reinsurance provided by the Company, (iv) GMIB derivatives embedded within a certain reinsurance contract and (v) put options included within contingent capital facilities. The majority of inputs utilized in the valuations of these types of derivative contracts are considered Level 1 or Level 2; however, each valuation includes at least one Level 3 input that was significant to the valuation and accordingly the values are disclosed within Level 3.

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

Given management’s view of the risk exposure along with the uncertainty facing the entire financial guarantee industry, the Company reduced the reported value of its investment in SCA to nil at December 31, 2007. Market developments with respect to the monoline industry continue to be largely negative. During the three months ended June 30, 2008, SCA was further downgraded by several rating agencies. In addition, the Company’s shares in SCA are unregistered and thus illiquid. Based on the nature of the Company’s investment in SCA and the resultant limitations on any future business models, management continues to believe that the fair value of the Company’s investment in SCA is less than the traded market value at June 30, 2008, of $0.29 per share. Management believes this decline in value is other than temporary.

Concurrent with the initial public offering (“IPO”) of SCA and subsequently, the Company entered into certain service, reinsurance and guarantee arrangements with SCA and its subsidiaries, to govern certain aspects of the Company’s relationship with SCA. Prior to the sale of SCA shares through the secondary offering on June 6, 2007, the effect of these arrangements was eliminated upon consolidation of the Company’s results. The income statement impacts of all transactions with

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.  Security Capital Assurance Ltd (“SCA”) (continued)

SCA subsequent to June 6, 2007 through June 30, 2008 have been included in “Net (loss) income from operating affiliates.”

On July 28, 2008 the Company announced that an agreement had been executed with SCA (the “Master Agreement”) in connection with, among other things, the termination of reinsurance agreements. For further details, see Note 12 to the Consolidated Financial Statements, “Subsequent Events”.

As at March 31, 2008, SCA had total assets of $3.8 billion, total liabilities of $3.4 billion, outstanding preferred share equity of $246.6 million, and common shareholders’ equity of $101.8 million. During the first quarter of 2008 SCA had net earned premiums of $58.4 million, total revenues of $(0.7) million, and a net loss to common shareholders before minority interest of $95.3 million.

Service agreements

The Company entered into a series of service agreements under which subsidiaries of the Company provided services to SCA and its subsidiaries or received certain services from SCA subsidiaries for a period of time after the IPO. For the three and six months ended June 30, 2008, the Company reported net fee income under the aforementioned agreements aggregating to approximately $0.5 million and $1.2 million, respectively.

Reinsurance agreements

As at June 30, 2008, the Company also provided certain reinsurance protections with respect to adverse development on certain transactions as well as indemnification under specific facultative and excess of loss coverages for subsidiaries of SCA: XL Financial Assurance (“XLFA”) and XL Capital Assurance, Inc. (“XLCA”). The adverse development cover related to a specific project financing transaction while the facultative covers generally reinsured certain policies up to the amount necessary for XLCA and XLFA to comply with certain regulatory and risk limits. The excess of loss reinsurance provided indemnification for the portion of any individual paid loss covered by XLFA in excess of 10% of XLFA’s surplus, up to an aggregate amount of $500 million, and excluded coverage for liabilities arising other than pursuant to the terms of the underlying policies. There is a dispute between the Company and XLFA over the proper attachment point and the Company’s termination rights under the excess of loss reinsurance agreement with XLFA that the Company expects to resolve upon closing of the transactions contemplated by the Master Agreement.

For the three and six months ended June 30, 2008, the Company recorded additional losses of $3.7 million and $7.3 million, respectively, related to the excess of loss contract which represented an unwind of the discount on established reserves associated with this contract. In addition, during both the three and six months ended June 30, 2008, the Company recorded additional losses related to the facultative reinsurance agreements totaling $22.7 million and $23.9 million, respectively. Losses included both the change in expected net loss payments as well as the impact of the mark-to- market component of those contracts written in derivative form. With regards to the excess of loss cover, as at June 30, 2008 and December 31, 2007, the Company reported unpaid losses and loss expenses of $265.0 million and $300.0 million, respectively which represented the discounted value of a $500.0 million full limit loss on this contract. With regards to the facultative reinsurance agreements, total unpaid losses and loss expenses as at June 30, 2008 and December 31, 2007 were $160.5 million and $125.9 million, respectively, which included $65.8 million of unpaid losses and loss expenses in each respective period related to the adverse development cover with SCA. In addition, carried related derivative liabilities as at June 30, 2008 and December 31, 2007 were nil and $17.9 million, respectively, related to mark-to-market losses associated with those underlying contracts written in derivative form. These losses were based on SCA management’s examination of exposures under these agreements and have been recorded within “Net (loss) income from operating affiliates.” Case reserve amounts represent the discounted value of expected losses net of related premiums and are

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.  Security Capital Assurance Ltd (“SCA”) (continued)

discounted at approximately 5%. During the three months ended March 31, 2008 the Company did not receive any information from SCA or otherwise that indicated that a change in the notional value of the underlying reserves was necessary and as such the only losses recorded for both the excess of loss and facultative agreements during the first three months of 2008 represented the unwind of the discount on the established reserves at December 31, 2007. During the three months ended June 30, 2008, however the Company received preliminary information from SCA management indicating significant continued deterioration in the underlying credits related to the Company’s reinsurance agreements with SCA following SCA management’s reserve review.

As at June 30, 2008 and December 31, 2007, the Company’s total net exposure under its facultative agreements with SCA subsidiaries was approximately $6.4 billion and $7.7 billion, respectively, of net par outstanding. Of the total net par outstanding at June 30, 2008, approximately $118.2 million and $766.4 million was related to residential mortgage backed securities (“RMBS”) and asset backed securities (“ABS”) collateralized debt obligations (“CDOs”), with greater than 50% RMBS collateral, respectively. Of the total net par outstanding under the facultative agreements at December 31, 2007, approximately $138.0 million and $769.0 million of net par outstanding was related to RMBS and ABS CDOs, with greater than 50% collateral, respectively. Of the RMBS exposures at June 30, 2008, 100% were rated ‘BBB’. Of the related ABS CDO exposures at June 30, 2008, 26.4% were ‘AAA’ rated, 15.3% were rated ‘A’, 57.4% were ‘BBB’ and 27.3% were rated below investment grade. At December 31, 2007, 100% of the RMBS exposures were rated ‘BBB’ while all related ABS CDO exposures were rated ‘AAA’.

The following tables present the net par outstanding related to the facultative reinsurance and the adverse development facultative reinsurance noted above at June 30, 2008 by credit quality and broad sector allocation:

(U.S. dollars in millions)	As at June 30, 2008 (1)
	Net Par Outstanding (2)	% of Total
Credit Quality:
AAA	$333.7	5.2%
AA	278.8	4.3%
A	829.7	12.9%
BBB	4,251.1	65.9%
BB and below	752.3	11.7%

Total (3)	$6,445.6	100.0%

(U.S. dollars in millions)	As at June 30, 2008 (1)
	Net Par Outstanding (2)	% of Total
Broad Sector Allocation:
International Finance	$4,173.5	64.8%
Public Finance	370.6	5.7%
Structured Finance	1,901.5	29.5%

Total (3)	$6,445.6	100.0%

(1)

Subsequent to June 30, 2008, the Company executed an agreement with SCA in connection with, among other things, the termination of reinsurance agreements. For further details, see Note 12 to the Consolidated Financial Statements, “Subsequent Events”.

(2)	Based on information provided by SCA management.

(3)	As at June 30, 2008, $1.3 billion of the total $6.4 billion in net par outstanding was originally written by SCA in derivative form.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.  Security Capital Assurance Ltd (“SCA”) (continued)

Guarantee agreements

The Company has also entered into certain guarantee agreements with subsidiaries of SCA. These guarantee agreements terminated with respect to any new business written by SCA through the underlying agreements after the effective date of SCA’s IPO, but the agreements remain in effect with respect to cessions or guarantees written under these agreements prior to the IPO. The agreements unconditionally and irrevocably guarantee: (i) XLCA for the full and complete performance when due of all of XLFA’s obligations under its facultative quota share reinsurance agreement with XLCA, (ii) the full and complete payment when due of XLCA’s obligations under certain financial guarantees issued by XLCA and arranged by XL Capital Assurance (U.K.) Limited for the benefit of the European Investment Bank (“EIB”) and (iii) Financial Security Assurance (“Financial Security”) for the full and complete performance of XLFA’s obligations under a Financial Security Master Facultative Agreement. The guarantees the Company has provided contain a dual trigger, such that the guarantees respond only if two events occur. First, the underlying guaranteed obligation must default on payments of interest and principal, and secondly, the relevant SCA subsidiary must fail to meet its obligations under the applicable reinsurance or guarantee. As at June 30, 2008 and December 31, 2007, the Company’s total net par outstanding falling under these guarantees was $59.2 billion and $75.2 billion, respectively. At June 30, 2008 and December 31, 2007, indirect consumer mortgage exposures related to these guarantee agreements totaled approximately $2.6 billion and $2.9 billion, respectively, related to RMBS and $3.2 billion and $3.3 billion, respectively, related to ABS CDOs with greater than 50% RMBS collateral. Of the RMBS exposures at June 30, 2008, 46.0% were rated ‘AAA’, 6.5% were rated ‘A’, 47.4% were rated ‘BBB’ and 0.1% were rated below investment grade. Of the related ABS CDO exposures at June 30, 2008, 13.4% were ‘AAA’ rated, 24.0% were rated ‘AA’ and 62.6% were rated ‘BBB’. Of the RMBS exposures at December 31, 2007, 44.1% were rated ‘AAA’, 6.9% were rated ‘A’ and 49.0% were rated ‘BBB’. All related ABS CDO exposures at December 31, 2007 were rated ‘AAA’.

The following tables present the net par outstanding related to the guarantees provided by the Company to SCA at June 30, 2008 by credit quality and broad sector allocation:

(U.S. dollars in millions)	As at June 30, 2008 (1)
	Net Par Outstanding (2)	% of Total
Credit Quality:
AAA	$14,384.2	24.3%
AA	8,573.2	14.5%
A	17,897.5	30.2%
BBB	16,766.0	28.3%
BB and below	1,606.9	2.7%

Total	$59,227.8	100.0%

(U.S. dollars in millions)	As at June 30, 2008 (1)
	Net Par Outstanding (2)	% of Total
Broad Sector Allocation:
International Finance	$10,636.8	18.0%
Public Finance	27,124.3	45.8%
Structured Finance	21,466.7	36.2%

Total	$59,227.8	100.0%

(1)

Subsequent to June 30, 2008, the Company reached an agreement with SCA in connection with, among other things, the termination of reinsurance agreements. For further details, see Note 12 to the Consolidated Financial Statements, “Subsequent Events”.

(2)	Based on information provided by SCA management.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.  Security Capital Assurance Ltd (“SCA”) (continued)

Based on the estimated deterioration in the SCA portfolio of insured credits, management expects that SCA will report estimated reserves for expected losses in excess of their currently available resources. For further information, see Note 12, “Subsequent Events”. As a result of these developments management determined that as at June 30, 2008 it was necessary to accrue a liability of $56.0 million, recorded within “Other Liabilities”, for the contingency associated with the guarantees provided to SCA. This liability represents management’s best estimate of payments to be made by the Company to SCA under the guarantees for defaults considered probable of existing at that date. The liability was estimated based on the percentage of the estimated shortfall in SCA resources which relate to policies subject to a guarantee issued by the Company. Of the total case reserves expected to be recorded by SCA at June 30, 2008, approximately 11% relate to policies which are subject to guarantees provided by the Company. In addition, the increased expected losses and related reserves as at June 30, 2008 heightens the possibility of a defined XLCA credit event under a majority of the credit default swap (“CDS”) contracts, which could allow the CDS counterparties to pursue early termination payments from XLCA based on market valuations which would be substantially higher than the estimated case reserves and in excess of SCA’s ability to pay. While it is not clear that the guarantees provided by the Company would respond to a claim in respect of an early termination of the CDSs, management has preliminarily estimated that the pre-IPO component of such payments could reach as much as approximately $3 billion to $5 billion.

As noted above, subsequent to June 30, 2008 the Company executed the Master Agreement with SCA in connection with, among other things, the termination of reinsurance agreements and as such the contingent liability has been resolved as part of an aggregate agreement. The terms of the agreement were determined in consideration of a number of commercial and economic factors associated with all existing relationships with SCA, including, but not limited to, a valuation of the commuted agreements and any potential future claims thereunder and the impact of outstanding uncertainty on both the ratings and business operations of the Company. The total value of the consideration to be paid by the Company to SCA significantly exceeds the carried net liabilities of $490.7 million related to such reinsurances and guarantees issued to subsidiaries of SCA as at June 30, 2008. Management considers the execution of the Master Agreement as the event giving rise to the additional liability. There are numerous conditions precedent in this agreement that will be completed upon closing. As such, the Company expects to record a charge of approximately $1.4 to $1.5 billion in respect of the Master Agreement during the three month period ending September 30, 2008. For further details, see Note 12, to the Consolidated Financial Statements, “Subsequent Events”.

Other agreements

As at December 31, 2007, the Company had approximately $4.0 billion of deposit liabilities associated with guaranteed investment contracts (“GICs”) for which credit enhancement was provided by XLCA. Based on the terms and conditions of the underlying GICs, upon the downgrade of XLCA below certain ratings levels, all or portions of the outstanding principal balances on such GICs would come due. Throughout 2008, several rating agencies downgraded SCA and its subsidiaries and as a result, the Company settled all of the GIC liabilities in the first six months of 2008.

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

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.  Segment Information (continued)

The Company evaluates the performance for both the Insurance and Reinsurance segments based on underwriting profit and evaluates the contribution from each of the Life Operations and Other Financial Lines segments. Other items of revenue and expenditure of the Company are not evaluated at the segment level for reporting purposes. In addition, the Company does not allocate investment assets by segment for its property and casualty operations. Investment assets related to (i) the Company’s Life Operations and Other Financial Lines segments and (ii) certain structured products included in the Insurance and Reinsurance segments are held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from each of these segments.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.  Segment Information (continued)

Three months ended June 30, 2008:
(U.S. dollars in thousands, except ratios)
(Unaudited)

	Insurance	Reinsurance	Total P&C	Life Operations	Other Financial Lines (7)	Total
Gross premiums written	$1,388,771	$397,460	$1,786,231	$161,251	$—	$1,947,482
Net premiums written	1,084,820	274,647	1,359,467	150,933	—	1,510,400
Net premiums earned	1,018,350	490,437	1,508,787	172,935	—	1,681,722
Fee income and other	12,189	471	12,660	136	—	12,796
Net losses and loss expenses	653,822	284,763	938,585	209,725	—	1,148,310
Acquisition costs	113,877	106,528	220,405	25,832	—	246,237
Operating expenses (1)	189,082	45,159	234,241	9,299	—	243,540

Underwriting profit (loss)	$73,758	$54,458	$128,216	$(71,785)	$—	$56,431
Exchange losses (gains)	6,094	3,738	9,832	(1,896)	—	7,936
Net investment income	—	—	298,128	98,058	—	396,186
Net results from structured products (2)	12,366	2,579	14,945	—	6,203	21,148

Contribution from P&C, Life Operations, Other Financial Lines			$431,457	$28,169	$6,203	$465,829

Corporate & other:
Net realized & unrealized gains on investment & derivative instruments (3)						$10,164
Net (loss) from investment fund and operating affiliates (4)						(89,336)
Corporate operating expenses						47,104
Interest expense (5)						50,077
Income taxes & other						51,625

Net Income						$237,851

Ratios — P&C operations: (6)
Loss and loss expense ratio	64.2%	58.1%	62.2%
Underwriting expense ratio	29.8%	30.9%	30.1%

Combined ratio	94.0%	89.0%	92.3%

Notes:

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)	The net results from P&C structured products includes net investment income, interest expense and operating expenses of $25.1 million, $3.7 million, and $6.5 million, respectively.

(3)

This includes net realized gains on investments of $2.1 million, net realized and unrealized gains on investment and other derivatives of $8.1 million, but does not include unrealized losses on investments for which the decline was considered temporary, which are included in accumulated other comprehensive (loss) income.

(4)

Net loss from investment fund and operating affiliates for the three months ended June 30, 2008 includes additional losses totaling $82.4 million related to the reinsurance and guarantee agreements with SCA.

(5)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance, Reinsurance, and Other Financial Lines segments.

(6)	Ratios are based on net premiums earned from property and casualty operations. The underwriting expense ratio excludes exchange gains and losses.

(7)	The net results from Other Financial Lines include net investment income, interest expense and operating expenses of $19.1 million, $11.7 million, and $1.2 million, respectively.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.  Segment Information (continued)

Three months ended June 30, 2007:
(U.S. dollars in thousands, except ratios)
(Unaudited)

	Insurance	Reinsurance	Total P&C	Life Operations	Other Financial Lines (6)	SCA (7)	Total
Gross premiums written	$1,417,868	$526,318	$1,944,186	$234,961	$—	$52,025	$2,231,172
Net premiums written	1,105,242	399,291	1,504,533	224,487	—	45,720	1,774,740
Net premiums earned	1,052,700	598,449	1,651,149	239,853	—	39,303	1,930,305
Fee income and other	4,193	318	4,511	75	—	63	4,649
Net losses and loss expenses	659,421	280,299	939,720	279,100	—	2,228	1,221,048
Acquisition costs.	129,931	141,693	271,624	23,615	—	2,782	298,021
Operating expenses (1)	165,303	47,002	212,305	10,182	—	19,476	241,963

Underwriting profit (loss)	$102,238	$129,773	$232,011	$(72,969)	$—	$14,880	$173,922
Exchange losses (gains)	7,817	16,429	24,246	(1,685)	—	39	22,600
Net investment income	—	—	322,997	95,949	—	22,343	441,289
Net results from structured products (8)	(735)	5,587	4,852	—	6,791	(61)	11,582

Contribution from P&C, Life Operations, Other Financial Lines and SCA			$535,614	$24,665	$6,791	$37,123	$604,193

Corporate & other:
Net realized & unrealized (losses) gains on investment & derivative instruments (2)						$(13,665)	$27,484
Net income from investment fund and operating affiliates (3)						—	108,682
Corporate operating expenses						—	55,524
Interest expense (4)						—	59,416
Minority interest						9,096	9,096
Income taxes & other						(6)	61,708

Net Income						$14,368	$554,615

Ratios — P&C operations: (5)
Loss and loss expense ratio	62.6%	46.8%	56.9%
Underwriting expense ratio	28.0%	31.6%	29.4%

Combined ratio	90.6%	78.4%	86.3%

Notes:

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)

This includes net realized gains on investments of $18.3 million, net realized and unrealized gains on investment and other derivatives of $9.2 million, but does not include unrealized losses on investments for which the decline was considered temporary, which are included in accumulated other comprehensive (loss) income. Net realized gains on investments includes an $81.3 million gain on the sale of SCA shares.

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

(6)

For the three month period ended June 30, 2007, the net results from Other Financial Lines includes net investment income, interest expense and operating expenses of $94.9 million, $84.3 million, and $3.8 million, respectively.

(7)

Net income from SCA represents consolidated earnings for the period from April 1, 2007 through June 6, 2007, and prior to a secondary offering of SCA’s common shares owned by the Company, which had the effect of reducing its ownership of SCA’s outstanding common shares from approximately 63% to approximately 46%. Subsequent to June 6, 2007, the Company accounts for its remaining investment in SCA using the equity method of accounting.

(8)

For the three month period ended June 30, 2007, the net results from P&C structured products includes net investment income, interest expense and operating expenses of $31.0 million, $20.9 million, and $5.2 million, respectively.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.  Segment Information (continued)

Six months ended June 30, 2008:
(U.S. dollars in thousands, except ratios)
(Unaudited)

	Insurance	Reinsurance	Total P&C	Life Operations	Other Financial Lines (7)	Total
Gross premiums written	$3,017,120	$1,470,005	$4,487,125	$396,209	$—	$4,883,334
Net premiums written	2,268,672	1,227,348	3,496,020	375,146	—	3,871,166
Net premiums earned	2,026,752	1,034,815	3,061,567	332,517	—	3,394,084
Fee income and other	19,653	1,234	20,887	200	—	21,087
Net losses and loss expenses	1,338,634	600,844	1,939,478	406,024	—	2,345,502
Acquisition costs	239,713	222,872	462,585	49,949	—	512,534
Operating expenses (1)	353,587	90,517	444,104	17,382	—	461,486

Underwriting profit (loss)	$114,471	$121,816	$236,287	$(140,638)	$—	$95,649
Exchange losses (gains)	59,202	17,481	76,683	(1,002)	—	75,681
Net investment income	—	—	606,169	195,193	—	801,362
Net results from structured products (2)	3,173	13,403	16,576	—	13,926	30,502

Contribution from P&C, Life Operations, Other Financial Lines			$782,349	$55,557	$13,926	$851,832

Corporate & other:
Net realized & unrealized (losses) on investment & derivative instruments (3)						$(47,405)
Net (loss) from investment fund and operating affiliates (4)						(56,984)
Corporate operating expenses						83,030
Interest expense (5)						99,442
Income taxes & other						82,747

Net Income						$482,224

Ratios — P&C operations: (6)
Loss and loss expense ratio	66.0%	58.1%	63.3%
Underwriting expense ratio	29.2%	30.2%	29.6%

Combined ratio	95.2%	88.3%	92.9%

Notes:

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)	The net results from P&C structured products includes net investment income, interest expense and operating expenses of $59.2 million, $31.3 million, and $11.3 million, respectively.

(3)

This includes net realized losses on investments of $100.2 million, net realized and unrealized gains on investment and other derivatives of $52.8 million, but does not include unrealized losses on investments for which the decline was considered temporary, which are included in accumulated other comprehensive (loss) income.

(4)

Net loss from investment fund and operating affiliates for the six months ended June 30, 2008 includes additional losses totaling $87.2 million related to the reinsurance and guarantee agreements with SCA.

(5)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance, Reinsurance, and Other Financial Lines segments.

(6)	Ratios are based on net premiums earned from property and casualty operations. The underwriting expense ratio excludes exchange gains and losses.

(7)

The net results from Other Financial Lines includes net investment income, interest expense and operating expenses of $79.0 million, $58.8 million, and $6.3 million, respectively. While not reported within the contribution from the Other Financial Lines segment, it should be noted that approximately $64.2 million of the reported realized losses on investments during the six months ended June 30 2008, primarily as a result of other-than-temporary impairments, related to portfolios associated with funding agreements and previously associated with GICs.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.  Segment Information (continued)

Six months ended June 30, 2007:
(U.S. dollars in thousands, except ratios)
(Unaudited)

	Insurance	Reinsurance	Total P&C	Life Operations	Other Financial Lines (6)	SCA (7)	Total
Gross premiums written	$2,997,274	$1,901,204	$4,898,478	$448,236	$—	$156,983	$5,503,697
Net premiums written	2,350,757	1,551,783	3,902,540	427,425	—	130,445	4,460,410
Net premiums earned	2,104,050	1,144,770	3,248,820	386,847	—	85,682	3,721,349
Fee income and other	7,285	489	7,774	149	—	63	7,986
Net losses and loss expenses	1,306,687	628,621	1,935,308	467,443	—	1,427	2,404,178
Acquisition costs	256,154	251,184	507,338	43,882	—	6,752	557,972
Operating expenses (1)	329,437	92,070	421,507	18,672	—	43,546	483,725

Underwriting profit (loss)	$219,057	$173,384	$392,441	$(143,001)	$—	$34,020	$283,460
Exchange losses (gains)	15,152	32,953	48,105	(1,975)	—	39	46,169
Net investment income	—	—	637,178	188,783	—	48,468	874,429
Net results from structured products (8)	1,794	15,410	17,204	—	15,952	(61)	33,095

Contribution from P&C, Life Operations, Other Financial Lines and SCA			$998,718	$47,757	$15,952	$82,388	$1,144,815

Corporate & other:
Net realized & unrealized (losses) gains on investment & derivative instruments (2)						$(20,482)	$44,517
Net income from investment fund and operating affiliates (3)						—	284,700
Corporate operating expenses						—	88,003
Interest expense (4)						—	110,030
Minority interest.						23,994	23,994
Income taxes & other						73	134,883

Net Income						$37,839	$1,117,122

Ratios — P&C operations: (5)
Loss and loss expense ratio	62.1%	54.9%	59.6%
Underwriting expense ratio	27.9%	29.9%	28.6%

Combined ratio	90.0%	84.8%	88.2%

Notes:

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)

This includes net realized gains on investments of $27.6 million, net realized and unrealized gains on investment and other derivatives of $16.9 million, but does not include unrealized losses on investments for which the decline was considered temporary, which are included in accumulated other comprehensive (loss) income. Net realized gains on investments included an $81.3 million gain on the sale of SCA shares.

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

(6)

For the six month period ended June 30, 2007, the net results from Other Financial Lines includes net investment income, interest expense and operating expenses of $182.5 million, $160.4 million, and $6.1 million, respectively.

(7)

Net income from SCA represents consolidated earnings for the period from January 1, 2007 through June 6, 2007, and prior to a secondary offering of SCA’s common shares owned by the Company, which had the effect of reducing its ownership of SCA’s outstanding common shares from approximately 63% to approximately 46%. Subsequent to June 6, 2007, the Company accounted for its remaining investment in SCA using the equity method of accounting.

(8)

For the six month period ended June 30, 2007, the net results from P&C structured products includes net investment income, interest expense and operating expenses of $63.4 million, $37.0 million, and $9.2 million, respectively.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.  Segment Information (continued)

The following tables summarize the Company’s net premiums earned by line of business:

Three months ended June 30, 2008:
(U.S. dollars in thousands)
(Unaudited)

	Insurance	Reinsurance	Life Operations	Total
P&C Operations:
Casualty — professional lines	$342,600	$63,815	$—	$406,415
Casualty — other lines	206,102	104,756	—	310,858
Property catastrophe	(659)	78,361	—	77,702
Other property	127,752	162,773	—	290,525
Marine, energy, aviation and satellite	151,531	29,152	—	180,683
Other specialty lines (1)	161,748	—	—	161,748
Other (2)	9,015	50,416	—	59,431
Structured indemnity	20,261	1,164	—	21,425

Total P&C Operations	$1,018,350	$490,437	$—	$1,508,787

Life Operations:
Other Life	$—	$—	$129,944	$129,944
Annuity	—	—	42,991	42,991

Total Life Operations	$—	$—	$172,935	$172,935

Total	$1,018,350	$490,437	$172,935	$1,681,722

Three months ended June 30, 2007:
(U.S. dollars in thousands)
(Unaudited)

	Insurance	Reinsurance	Life Operations	SCA	Total
P&C Operations:
Casualty — professional lines	$363,209	$81,222	$—	$—	$444,431
Casualty — other lines	213,816	148,254	—	—	362,070
Property catastrophe	12,243	61,040	—	—	73,283
Other property	118,267	205,689	—	—	323,956
Marine, energy, aviation and satellite	172,509	35,891	—	—	208,400
Other specialty lines (1)	144,104	—	—	—	144,104
Other (2)	17,037	64,442	—	—	81,479
Structured indemnity	11,515	1,911	—	—	13,426

Total P&C Operations	$1,052,700	$598,449	$—	$—	$1,651,149

Life Operations:
Other Life	$—	$—	$101,748	$—	$101,748
Annuity	—	—	138,105	—	138,105

Total Life Operations	$—	$—	$239,853	$—	$239,853

SCA	$—	$—	$—	$39,303	$39,303

Total	$1,052,700	$598,449	$239,853	$39,303	$1,930,305

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, and excess and surplus lines.

(2)	Other includes employers’ liability, surety, political risk and other lines

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.  Segment Information (continued)

Six months ended June 30, 2008:
(U.S. dollars in thousands)
(Unaudited)

	Insurance	Reinsurance	Life Operations	Total
P&C Operations:
Casualty — professional lines	$688,167	$130,436	$—	$818,603
Casualty — other lines	425,370	222,645	—	648,015
Property catastrophe	107	171,510	—	171,617
Other property	258,766	342,374	—	601,140
Marine, energy, aviation and satellite	322,618	60,702	—	383,320
Other specialty lines (1)	324,924	—	—	324,924
Other (2)	(27,359)	104,915	—	77,556
Structured indemnity	34,159	2,233	—	36,392

Total P&C Operations	$2,026,752	$1,034,815	$—	$3,061,567

Life Operations:
Other Life	$—	$—	$247,809	$247,809
Annuity	—	—	84,708	84,708

Total Life Operations	$—	$—	$332,517	$332,517

Total	$2,026,752	$1,034,815	$332,517	$3,394,084

Six months ended June 30, 2007:
(U.S. dollars in thousands)
(Unaudited)

	Insurance	Reinsurance	Life Operations	SCA	Tota
P&C Operations:
Casualty — professional lines	$723,744	$133,786	$—	$—	$857,530
Casualty — other lines	424,361	318,428	—	—	742,789
Property catastrophe	30,979	132,360	—	—	163,339
Other property	258,547	348,031	—	—	606,578
Marine, energy, aviation and satellite	343,579	67,125	—	—	410,704
Other specialty lines (1)	279,881	—	—	—	279,881
Other (2)	22,277	124,297	—	—	146,574
Structured indemnity	20,682	20,743	—	—	41,425

Total P&C Operations	$2,104,050	$1,144,770	$—	$—	$3,248,820

Life Operations:
Other Life	$—	$—	$206,365	$—	$206,365
Annuity	—	—	180,482	—	180,482

Total Life Operations	$—	$—	$386,847	$—	$386,847

SCA	$—	$—	$—	$85,682	$85,682

Total	$2,104,050	$1,144,770	$386,847	$85,682	$3,721,349

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, and excess and surplus lines.

(2)	Other includes employers’ liability, surety, political risk and other lines.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.  Investments

The cost (amortized cost for fixed maturities and short-term investments), fair value, gross unrealized gains and gross unrealized (losses) of the Company’s investments at June 30, 2008 and December 31, 2007 were as follows:

June 30, 2008:
(U.S. dollars in thousands)
(Unaudited)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. Government and Government agency	$2,221,096	$55,055	$(23,465)	$2,252,686
Corporate	12,884,545	46,053	(1,254,475)	11,676,123
Mortgage and asset-backed securities	12,002,200	55,108	(1,167,737)	10,889,571
U.S. States and political subdivisions of the States	471,055	2,084	(10,140)	462,999
Non-U.S. Sovereign Government	3,878,717	57,647	(97,055)	3,839,309

Total fixed maturities	$31,457,613	$215,947	$(2,552,872)	$29,120,688

Total short-term investments	$1,364,906	$5,038	$(29,004)	$1,340,940

Total equity securities	$487,143	$123,020	$(29,071)	$581,092

December 31, 2007:
(U.S. dollars in thousands)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. Government and Government agency	$2,585,336	$102,135	$(1,698)	$2,685,773
Corporate	13,407,142	104,967	(524,861)	12,987,248
Mortgage and asset-backed securities	14,881,988	109,666	(497,777)	14,493,877
U.S. States and political subdivisions of the States	252,818	2,803	(2,087)	253,534
Non-U.S. Sovereign Government	3,106,532	100,207	(19,381)	3,187,358

Total fixed maturities	$34,233,816	$419,778	$(1,045,804)	$33,607,790

Total short-term investments	$1,814,445	$12,448	$(23,695)	$1,803,198

Total equity securities	$664,213	$205,498	$(14,896)	$854,815

Individual security positions comprising the gross unrealized loss balance have been evaluated by management, based on specified criteria, to determine if these impairments should be considered other than temporary. These criteria include an assessment of the severity and length of time securities have been impaired, along with management’s ability and intent to hold the securities to recovery, among other factors included below.

At June 30, 2008, there were $2,581.9 million of gross unrealized losses on fixed maturities and short-term investments, and $29.1 million of gross unrealized losses on equity securities. At December 31, 2007, there were $1,069.5 million of gross unrealized losses on fixed maturities and short-term investments, and $14.9 million of gross unrealized losses on equity securities. At June 30, 2008 and December 31, 2007, approximately 3.0% and 2.3%, respectively, of the Company’s fixed income investment portfolio was invested in securities which were below investment grade or not

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.   Investments (continued)

rated. Approximately 8.1% of the unrealized losses in the Company’s fixed income securities portfolio at June 30, 2008, related to securities that were below investment grade or not rated. The information shown below about the unrealized losses on the Company’s investments at June 30, 2008 concerns the potential effect upon future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary declines.

Factors considered in determining that additional other-than-temporary impairment charges were not warranted include management’s consideration of current and near term liquidity needs and other available sources, an evaluation of the factors and time necessary for recovery, and the results of on-going retrospective reviews of security sales and the basis for such sales.

Gross unrealized losses can be attributed to the following significant drivers:

(i)

Gross unrealized losses of $0.8 billion related to the Company’s $6.9 billion Life Operations investment portfolio. Of this, $0.4 billion of gross unrealized losses have arisen on $2.5 billion of exposures to corporate financials. At June 30, 2008, this portfolio had an average duration of 8.9 years, primarily denominated in U.K. Sterling and Euros. As a result of the long duration, significant gross losses have arisen as the fair values of these securities are more sensitive to prevailing government interest rates and credit spreads. This portfolio has limited turnover as it is matched to corresponding long duration liabilities.

(ii)

Gross unrealized losses of $0.4 billion related to the Company’s $1.4 billion Topical Asset portfolio (which includes the Company’s holdings of sub-prime non-agency securities, second liens, ABS CDOs with sub-prime collateral as well as Alt-A mortgage exposures). The Company undertook a security level review of these securities and recognized charges to the extent it believed the intrinsic value of the security was below the amortized cost. The Company recognized realized losses, consisting of charges for other-than-temporary impairments and realized losses from sales of over $0.6 billion since the beginning of 2007.

(iii)

Gross unrealized losses of $0.3 billion arose as a result of the Company’s holdings of certain U.S. Dollar assets in a Euro functional currency. As a result, gross unrealized losses arose which were offset through the Company’s cumulative translation adjustment account and accordingly had no impact on book value.

(iv)

The Company believes that the remaining balance of gross unrealized losses of $1.1 billion, which includes $0.4 billion on corporates of which $0.2 billion is in the financial sector, $0.3 billion on the Company’s Core CDO portfolio (primarily consisting of CLOs) and $0.1 billion on CMBS holdings, was primarily a function of broad market interest rate increases and credit spread widening during the first six months of 2008, and not reflective of any fundamental issue in ultimate recovery on those securities.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.  Investments (continued)

The following is an analysis of how long each category of those securities at June 30, 2008 had been in a continual unrealized loss position:

June 30, 2008:
(U.S. dollars in thousands)
(Unaudited)

	Less than 12 months		Equal to or greater than 12 months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments:
U.S. Government and Government agency	$954,517	$20,498	$37,075	$3,037
Corporate	4,973,877	313,061	5,371,365	967,175
Mortgage and asset-backed securities	4,678,055	429,276	3,516,663	740,059
U.S. States and political subdivisions of the States	302,415	8,115	23,859	2,039
Non-U.S. Sovereign Government	2,253,292	58,340	475,362	40,276

Total fixed maturities and short-term investments	$13,162,156	$829,290	$9,424,324	$1,752,586

Total equity securities	$205,785	$29,071	$—	$—

The following is an analysis of how long each of those securities at December 31, 2007 had been in a continual unrealized loss position:

December 31, 2007:
(U.S. dollars in thousands)

	Less than 12 months		Equal to or greater than 12 months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments:
U.S. Government and Government agency	$122,199	$552	$31,795	$1,166
Corporate	6,495,775	306,047	3,060,081	240,055
Mortgage and asset-backed securities	5,716,732	408,108	1,975,361	91,731
U.S. States and political subdivisions of the States	68,028	1,844	4,202	253
Non-U.S. Sovereign Government	454,992	5,354	531,052	14,389

Total fixed maturities and short-term investments	$12,857,726	$721,905	$5,602,491	$347,594

Total equity securities	$195,703	$14,896	$—	$—

The contractual maturities of fixed maturity securities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.  Investments (continued)

(U.S. dollars in thousands)

	June 30, 2008 (Unaudited)		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after 1 through 5 years	$6,482,081	$5,904,038	$5,980,146	$5,946,528
Due after 5 through 10 years	6,310,944	5,825,830	6,559,877	6,536,884
Due after 10 years	6,662,388	6,501,249	6,811,805	6,630,501
Mortgage and asset-backed securities	12,002,200	10,889,571	14,881,988	14,493,877

	$31,457,613	$29,120,688	$34,233,816	$33,607,790

At June 30, 2008 and December 31, 2007, approximately $326.4 million and $144.3 million, respectively, of securities included in investments available for sale were loaned to various counter parties through the Company’s securities lending program. At June 30, 2008 and December 31, 2007, approximately $332.9 million and $146.2 million, respectively, of cash collateral held in connection with these loans, is included in cash and cash equivalents, with a corresponding liability reflected in net payable for investments purchased.

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

The following table summarizes the net realized and unrealized gains (losses) on derivative instruments included in net income for the three and six months ended June 30, 2008 and 2007:

(U.S. dollars in thousands)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2008	2007	2008	2007
Credit derivatives (1)	$94	$(12,894)	$2,264	$(23,354)
Weather and energy risk management derivatives	237	2,542	10,694	17,012
Other non-investment derivatives	—	9	(58)	(941)
Investment derivatives (2)	7,793	19,531	39,906	24,212

Net realized and unrealized gains (losses) on derivatives	$8,124	$9,188	$52,806	$16,929

(1)	Excludes credit derivative swaps entered into within the investment portfolio.

(2)	Includes derivatives entered into by the Company’s external investment portfolio managers on the Company’s behalf, including certain credit derivative swaps used to hedge credit exposures.

Credit derivatives have been entered into within the Company’s investment portfolio and through the Company’s reinsurance agreements with SCA (as described below) and have been recorded at fair value. Following the secondary sale of SCA common shares, the Company retained some credit derivative exposures written by SCA through reinsurance agreements that have certain of these derivatives exposures embedded within them. Valuation of investment related credit derivatives is based upon quoted market values where available, or matrix or other model-derived

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.  Derivative Instruments (continued)

prices where significant inputs are market corroborated. Subsequent to June 6, 2007, the Company received SCA related derivative fair values from SCA management and has reviewed the methodology applied in developing those estimates. SCA estimates fair value for investment grade exposures by monitoring changes in credit quality and selecting appropriate market indices to determine credit spread movements over the life of the contracts. The determination of the credit spread movements is the basis for calculating the fair value when appropriate active market indices are available. For credit derivatives where no appropriate market indices are readily available, the Company uses an alternative fair value methodology. Under this methodology, the fair value is determined using a model which is dependent upon a number of factors, including changes in interest rates, future default rates, credit spreads, changes in credit quality, future expected recovery rates and other market factors. In addition, judgment is applied to factors necessary to determine the rates of return and levels of subordination required by a market participant to assume the risks. Where relevant, recent transactions or contract discussions related to similar risks are considered. In general, SCA holds credit derivatives to maturity. Accordingly, changes in the fair value of such credit derivatives are unrealized. Subsequent to June 6, 2007, the change in value of the derivative portion of the financial guarantee reinsurance agreements the Company has with SCA are included in “Net (loss) income from operating affiliates.”

8.  XL Capital Finance (Europe) plc

XL Capital Finance (Europe) plc (“XLFE”) is a wholly owned finance subsidiary of the Company. In January 2002, XLFE issued $600.0 million par value 6.5% Guaranteed Senior Notes due January 2012. These Notes are fully and unconditionally guaranteed by the Company. XL Capital Ltd’s ability to obtain funds from its subsidiaries is subject to certain contractual restrictions,applicable laws and statutory requirements of the various countries in which the Company operates including Bermuda, the U.S. and the U.K., among others.

Required statutory capital and surplus for the principal operating subsidiaries of the Company was $5.3 billion as of December 31, 2007.

9.  Related Party Transactions

For detailed information regarding the Company’s transactions with SCA, see Notes 4 and 12 to the Consolidated Financial Statements, “Security Capital Assurance Ltd” and “Subsequent Events”, respectively.

At June 30, 2008 and December 31, 2007, the Company owned minority stakes in ten and eleven independent investment management companies (“Investment Manager Affiliates”), respectively. These ownership stakes are part of the Company’s asset management strategy, pursuant to which the Company seeks to develop relationships with specialty investment management organizations, generally acquiring an equity interest in the business. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates and through these funds and partnerships pay management and performance fees to the Company’s Investment Manager Affiliates.

In the normal course of business, the Company enters into certain quota share reinsurance contracts with a subsidiary of one of its other strategic affiliates, ARX Holding Corporation. During the three and six months ended June 30, 2008, these contracts resulted in reported net premiums of $21.5 million and $43.1 million, net paid claims of $8.7 million and $14.9 million, and reported acquisition costs of $7.8 million and $17.8 million, respectively. During the same periods in 2007, these contracts resulted in reported net premiums of $17.4 million and $57.0 million, net paid claims

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.  Related Party Transactions (continued)

of $11.6 million and $16.2 million, and reported acquisition costs of $0.6 million and $20.3 million, respectively. Management believes that these transactions are conducted at market rates consistent with negotiated arms-length contracts.

In the normal course of business, the Company enters into cost sharing and service level agreement transactions with certain other strategic affiliates, which management believes to be conducted consistent with arms-length rates. Such transactions, individually and in the aggregate, are not material to the Company’s financial condition, results of operations and cash flows.

10.  Deposit Liabilities

Deposit liabilities include GICs and funding agreements as well as reinsurance and insurance deposits. As at December 31, 2007, the Company had approximately $4.0 billion of deposit liabilities associated with GICs for which credit enhancement was provided by XLCA. Based on the terms and conditions of the underlying GICs, upon the downgrade of XLCA below certain ratings levels, all or portions of outstanding principal balances on such GICs would come due. Throughout 2008, several rating agencies downgraded SCA and its subsidiaries and as a result, the Company settled, in the first six months of 2008, all of the GIC liabilities.

At June 30, 2008, the balance of deposit liabilities associated with funding agreements was $1.1 billion. The Company expects the balance of deposit liabilities associated with funding agreements to continue to decrease throughout 2008 as the contracts associated with the funding agreements mature and the associated deposit liabilities are settled. Management does not expect any significant impact on the Company’s results of operations or liquidity as a result of the maturity of these contracts.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.  Computation of Earnings per Ordinary Share and Ordinary Share Equivalent

(U.S. dollars in thousands, except per share amounts)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2008	2007	2008	2007
Basic earnings per ordinary share and ordinary share equivalents:
Net income	$237,851	$554,615	$482,224	$1,117,122
Less: preference share dividends	—	(10,080)	(32,500)	(22,869)

Net income available to ordinary shareholders	$237,851	$544,535	$449,724	$1,094,253

Weighted average ordinary shares outstanding	176,655	178,378	176,453	178,650
Basic earnings per ordinary share & ordinary share equivalents outstanding	$1.35	$3.05	$2.55	$6.13

Diluted earnings per ordinary share and ordinary share equivalents:
Net income	$237,851	$554,615	$482,224	$1,117,122
Less: preference share dividends	—	(10,080)	(32,500)	(22,869)

Net income available to ordinary shareholders	$237,851	$544,535	$449,724	$1,094,253

Weighted average ordinary shares outstanding — basic	176,655	178,378	176,453	178,650
Impact of share based compensation and certain conversion features (1) (2)	255	3,235	493	1,920

Weighted average ordinary shares outstanding — diluted	176,910	181,613	176,946	180,570

Diluted earnings per ordinary share & ordinary share equivalents outstanding	$1.34	$3.00	$2.54	$6.06

Dividends per ordinary share	$0.38	$0.38	$0.76	$0.76

(1)	Net of shares repurchased under the treasury stock method.

(2)

Includes the application of the “if converted” method of accounting for the 6.5% Units for the period from the announcement of the Company’s intent to participate in the remarketing of the 2009 Senior Notes until the agreement of the related share purchase contracts.

12.  Subsequent Events

Agreement with SCA with Respect to Pre-IPO Guarantee and Reinsurance Agreements

On July 28, 2008, the Company announced that it and certain of its subsidiaries had entered into an agreement (the “Master Agreement”) with SCA and certain of its subsidiaries (as previously noted, sometimes collectively referred to herein as “SCA”) in connection with the termination of certain reinsurance and other agreements as described below. Certain of the counterparties (the “Counterparties”) to credit default swap agreements with SCA are also parties, and others may become parties (at any time on or prior to the closing date), to the Master Agreement. Such counterparties that are or become party to the Master Agreement are herein called “the Counterparties”.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  Subsequent Events (continued)

The Master Agreement provides for the payment by the Company to SCA of $1.775 billion in cash, the issuance by the Company to SCA of eight million of its Class A Ordinary Shares to be newly issued by the Company and the transfer by the Company of all of the shares it owns in SCA (representing approximately 46% of SCA’s issued and outstanding shares) (the “SCA Shares”) to a trust. This consideration will be made in exchange for, among other things, the full and unconditional:

•

commutation of the Third Amended and Restated Facultative Quota Share Reinsurance Treaty, effective July 1, 2006, between XLFA and XLCA and all individual risk cessions thereunder, as a result of which the guarantee by XL Insurance (Bermuda) Ltd (“XLIB”) of XLFA’s obligations to XLCA thereunder will no longer have any force or effect;

•	commutation of the Excess of Loss Reinsurance Agreement, executed on October 3, 2001, pursuant to which XLIB agreed to reinsure certain liabilities of XLFA (the “Excess of Loss Agreement”);

•

commutation of the Second Amended and Restated Facultative Master Certificate, effective March 1, 2007, pursuant to which XL Re America, Inc. (“XLRA”) agreed to reinsure certain liabilities of XLCA, and all individual risk cessions thereunder; (the “XLRA Master Facultative Agreement”;

•

commutation of the Facultative Quota Share Reinsurance Agreement, effective August 17, 2001, as amended by Amendment No. 1 to such agreement, dated as of August 4, 2006, pursuant to which XLIB agreed to reinsure certain liabilities of XLFA, and all individual risk cessions thereunder;

•

commutation of the Adverse Development Reinsurance Agreement, dated as of August 4, 2006, between XLCA and XLRA, and the Indemnification Agreement, dated as of August 4, 2006, between XLFA and XLI; and

•	termination of certain indemnification and services agreements between XL and SCA.

After giving effect to the closing of the Master Agreement, $64.6 billion of the Company’s total net exposure (which was $65.7 billion as at June 30, 2008) under reinsurance agreements and guarantees with SCA subsidiaries will be eliminated.

Pursuant to the terms of the Master Agreement, SCA will be required to use commercially reasonable efforts to commute the agreements that are the subject of the Company’s guarantee of XLCA’s obligations under certain financial guarantees issued by XLCA to European Investment Bank (the “EIB Policies”), subject to certain limitations. These guarantees were provided for the benefit of EIB and are made up of transportation and public building risk with an average rating of BBB, written between 2001 and 2006 with anticipated maturities ranging between 2027 and 2038. In the event such commutations are not completed by the closing of the Master Agreement, the Company’s exposures relating to the EIB Policies (which relate to project finance transactions) as at June 30, 2008 would be approximately $1.1 billion.

The total value of the consideration noted above of $1.775 billion as well as the value of the eight million ordinary shares of the Company to be transferred to SCA, significantly exceeds the carried net liabilities of approximately $490.7 million related to such reinsurances and guarantees as at June 30, 2008. Management considers the execution of the Master Agreement as the event giving rise to the additional liability. There are numerous conditions precedent to this agreement that will be completed upon closing. As such, the Company expects to record a charge of approximately

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  Subsequent Events (continued)

$1.4 billion to $1.5 billion in respect of the Master Agreement during the three month period ending September 30, 2008.

It is expected that the SCA Shares will be transferred at closing into a trust for the benefit of XLFA and/or XLCA until such time as an agreement between XLCA and the Counterparties is reached, and thereafter will act for the benefit of the Counterparties. To the extent that the required regulatory approvals for the transfer are not received prior to closing, the SCA Shares will be deposited into escrow pending the transfer. Upon any such deposit into escrow, the Company will irrevocably disclaim any and all voting, economic or other rights with respect to the SCA Shares.

As part of the transaction, the Counterparties provided releases to the Company and SCA.

The Company and SCA have obtained approval from the New York State Insurance Department for the Master Agreement and each of the commutations to which XLRA or XLCA is a party. SCA has also obtained applicable approvals from the Bermuda Monetary Authority, the Deleware Insurance Department and other regulators.

In addition to customary closing conditions, the Master Agreement is conditioned on the commutation by SCA of the Amended and Restated Master Facultative Reinsurance Agreement, dated November 3, 1998, between Financial Security and XLFA, and all individual risk cessions thereunder. As a result of this commutation, the Company’s guarantee of XLFA’s obligations thereunder (the “Financial Security Guarantee”) will no longer have any force or effect. On July 28, 2008, SCA announced that it had entered into an agreement with Financial Security to commute such agreement simultaneously with the closing of the Master Agreement.

The closing is also conditioned upon the termination of eight Merrill Lynch International (“Merrill Lynch”) asset backed security collateralized debt obligation credit default swaps entered into between Merrill Lynch and SCA. SCA announced today that it has entered into an agreement with Merrill Lynch to terminate such agreements at or prior to closing.

The closing of the Master Agreement is also conditioned upon the successful completion of the Company’s capital raise (as described below). The closing of the transactions contemplated by the Master Agreement is expected to take place in early August 2008 and concurrently with the closing of the capital raise discussed below. The parties may choose to terminate the Master Agreement if the closing does not occur by August 15, 2008.

On July 28, 2008, SCA announced that it has conducted a review of its June 30, 2008 loss reserves. Based on the preliminary results of this review, SCA believes that its case reserves will have increased substantially as of June 30, 2008, primarily due to significant deterioration with respect to its exposure to collateralized debt obligations of asset backed securities and residential mortgage- backed securities. As a result, SCA’s New York-based insurance subsidiary, XLCA, will report negative statutory surplus and its Bermuda-based reinsurance subsidiary, XLFA, will report negative total statutory capital and surplus as of June 30, 2008. Upon the successful closing of the transactions contemplated by the Master Agreement, SCA’s settlement with Merrill Lynch International (the “Merrill Agreement”) and related agreements, and pending the satisfaction of the conditions to closing of the Master Agreement and the Merrill Agreement, XLCA expects to have positive statutory surplus and XLFA expects to have positive total statutory capital and surplus. In the absence of the consummation of the transactions contemplated by the Master Agreement, Merrill Agreement and related agreements, XLCA and XLFA would likely be subject to regulatory action by their primary regulators, the New York Insurance Department and the Bermuda Monetary Authority. As a result of these developments, there is substantial doubt about SCA’s ability to

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  Subsequent Events (continued)

continue as a going concern. Upon closing of the transactions contemplated by the Master Agreement and the Merrill Agreement, SCA intends to re-assess whether substantial doubt exists about SCA’s ability to continue as a going concern.

For further details, see Note 4 to the Consolidated Financial Statements, “Security Capital Assurance Ltd.”

Capital Raising

In order to fund the payments described above in relation to the Master Agreement with SCA, the Company, on July 28, 2008, announced its intention to raise approximately $2.5 billion of additional capital through an issuance of both ordinary shares and equity security units (the “ESUs”) pursuant to the Company’s existing shelf registration statement. The ESUs consist of: (i) forward purchase contracts to purchase, and the Company to issue, its ordinary shares and (ii) debt securities.

In addition to the payments to SCA, the Company intends to use the net proceeds from the offerings for general corporate purposes, including, without limitation, the redemption of X.L. America, Inc.’s $255 million 6.58% Guaranteed Senior Notes due April 2011 and capital funding of certain of the Company’s subsidiaries.

Other related transactions

Concurrent with the execution of the Master Agreement with SCA, the Company intends to (i) exercise the put option under its Mangrove Bay contingent capital facility entered into in July 2003 resulting in net proceeds to the Company of approximately $500 million in exchange for the issuance by the Company of 20,000,000 Series C Preference Ordinary Shares and (ii) upon the Company’s completion of its capital raise (as discussed above) and the closing of the transactions contemplated by the Master Agreement, redeem X.L. America, Inc.’s $255 million 6.58% Guaranteed Senior Notes due April 2011, as noted above.

Dividend Reduction

The Company also announced that the Board of Directors approved a reduction in the quarterly dividend payable on the Company’s Class A Ordinary Shares to $0.19 per ordinary share beginning with the quarterly dividend payable in September 2008.

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

Executive Overview

See “Executive Overview” in Item 7 of the Company’s Form 10-K for the year ended December 31, 2007.

Results of Operations

The following table presents an analysis of the Company’s net income available to ordinary shareholders and other financial measures (described below) for the three months ended June 30, 2008 and 2007:

(U.S. dollars and shares in thousands, except per share amounts)	(Unaudited) Three Months Ended June 30,
	2008	2007
Net income available to ordinary shareholders	$237,851	$544,535
Earnings per ordinary share and ordinary share equivalents — basic	$1.35	$3.05
Earnings per ordinary share and ordinary share equivalents — diluted	$1.34	$3.00
Weighted average number of ordinary shares and ordinary share equivalents — basic	176,655	178,378
Weighted average number of ordinary shares and ordinary share equivalents — diluted	176,910	181,613

The following table presents an analysis of the Company’s net income available to ordinary shareholders and other financial measures (described below) for the six months ended June 30, 2008 and 2007:

(U.S. dollars and shares in thousands, except per share amounts)	(Unaudited) Six Months Ended June 30,
	2008	2007
Net income available to ordinary shareholders	$449,724	$1,094,253
Earnings per ordinary share and ordinary share equivalents — basic	$2.55	$6.13
Earnings per ordinary share and ordinary share equivalents — diluted	$2.54	$6.06
Weighted average number of ordinary shares and ordinary share equivalents — basic	176,453	178,650
Weighted average number of ordinary shares and ordinary share equivalents — diluted	176,946	180,570

The Company’s net income and other financial measures as shown below for the three and six months ended June 30, 2008 have been affected, among other things, by the following significant items:

1) Impact of credit market movements on the Company’s investment portfolio and investment fund affiliates

In the first six months of 2008, particularly in the first quarter, financial market conditions continued to be extremely challenging as the global credit crisis that began in July 2007 continued to adversely impact global fixed income markets. While credit spreads on both corporate and structured credit rallied modestly in the second quarter, spread levels remain wide resulting in continuing depressed pricing on credit product. Continuing challenges included continued weakness in the U.S. housing market and increased mortgage delinquencies, investor anxiety over the U.S. economy, rating agency downgrades of various structured products and financial issuers, unresolved issues with structured investment vehicles and monolines, deleveraging of financial institutions and hedge funds and a significant dislocation in the inter-bank market.

The lingering issues in the credit market were compounded during the second quarter as government rates in the U.S., U.K. and Eurozone all increased markedly. As such, both the widening in credit spreads and the increase in interest rates were the primary drivers behind the increase of $1.8 billion in net unrealized losses and $100.2 million in net realized losses on investments reported for the six months ended June 30, 2008.

Realized losses and impairments as a result of securities where the Company determined its unrealized losses were other than temporary impairments totaled $74.7 million during the six months ended June 30, 2008 in the Company’s holdings of sub-prime non-agency securities, second liens, ABS CDOs with sub-prime collateral as well as Alt-A mortgage exposures (“Topical Assets”). In addition, the Company realized losses of $19.5 million on lower-rated Jumbo mortgage securities. These losses and impairments continued to be principally concentrated in 2005, 2006, and 2007 vintage securities. The level of topical impairments have declined in the second quarter of 2008 relative to the first quarter of 2008 and the latter half of 2007, as a number of the lower tranched securities were previously written off to security values ranging from five to thirty percent of par value. Liquidations necessary to fund the repayment of the guaranteed investment contract (“GIC”) liabilities following the downgrade of XL Capital Assurance Inc. (“XLCA”) were funded through sales of assets in the Other Financial Lines segment investment portfolios as well as the general investment portfolios. Management’s approach was to avoid the sale of assets where current market prices did not reflect intrinsic values or where transaction costs for liquidation were excessive. As a result, the Company continues to hold a number of the Topical Assets and these have been transferred to the general portfolio in exchange for those assets that were liquidated.

The following table details the current exposures to Topical Assets within the Company’s fixed income portfolio as well as the current net unrealized (loss) gain position as at June 30, 2008 and December 31, 2007:

(U.S. dollars in thousands)	As at June 30, 2008			As at December 31, 2007
	Holding at Fair Value	Percent of Fixed Income Portfolio	Net Unrealized (Loss) Gain	Holding at Fair Value	Percent of Fixed Income Portfolio	Net Unrealized (Loss) Gain
Topical Assets:
Sub-prime first lien mortgages	$724,368	2.1%	$(212,369)	$995,947	2.5%	$(145,785)
Alt-A mortgages	635,085	1.8%	(174,505)	924,783	2.3%	(40,145)
Second lien mortgages (including sub-prime second lien mortgages)	66,265	0.2%	(7,561)	97,647	0.3%	788
ABS CDOs with sub-prime collateral	17,856	0.1%	(4,857)	39,317	0.1%	101

Total exposure to Topical Assets	$1,443,574	4.2%	$(399,292)	$2,057,694	5.2%	$(185,041)

The following table provides the earnings and comprehensive earnings impact related to the Topical Assets in the three and six months ended June 30, 2008:

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	Realized (Loss) and (Impairments)	Change in Net Unrealized (Loss)	Realized (Loss) and (Impairments)	Change in Net Unrealized (Loss)
Topical Assets:
Sub-prime first lien mortgages	$(5,311)	$(8,709)	$(37,109)	$(66,584)
Alt-A mortgages	(9,344)	(36,007)	(23,431)	(134,360)
Second lien mortgages (including sub-prime second lien mortgages)	(2,818)	(9,526)	(7,466)	(8,349)
ABS CDOs with sub-prime collateral	(3,416)	(7,341)	(6,681)	(4,958)

Total	$(20,889)	$(61,583)	$(74,687)	$(214,251)

The Company’s sub-prime and Alt-A exposures remain primarily highly rated, have strong underlying loan characteristics and are supported by adequate subordination levels. The Company had approximately $208 million of topical investments downgraded during the quarter ended June 30, 2008 and approximately $353 million during the six months ended June 30, 2008.

Of the total Topical Asset exposure as at June 30, 2008 and December 31, 2007 of $1.4 billion and $2.0 billion, respectively, approximately $56.9 million and $76.8 million, respectively, of the related securities had ratings dependent on guarantees issued by third party guarantors (i.e. monoline insurers). Decreases in the ratings of such third party guarantors would typically decrease the fair value of guaranteed securities; however, at June 30, 2008, in the event of non-performance on the part of these third party guarantors, the Company estimates that the average credit quality of this portfolio would be ‘A’ and that approximately 95.9% would remain investment grade. In addition, of the total fixed income portfolio as at June 30, 2008 and December 31, 2007, of $34.3 billion and $39.1 billion, respectively, less than 2% were guaranteed by such third parties with no individual third party representing more than 1%.

As noted above, the remaining changes in net unrealized losses during the six months ended June 30, 2008 were primarily as a result of spread widening in both corporate credit, particularly financials, and CMBS assets, as well as increases in government interest rates. Spreads widened significantly in the first quarter, followed by modest tightening in second quarter. Government rates declined significantly in first quarter but increased even more significantly in second quarter. The Company believes these losses are a result of either technical spread widening as a result of the market events noted above, or changes in prevailing market rates for government securities, rather than any fundamental deterioration or other-than-temporary impairment.

Net realized and unrealized gains on investment derivatives for the six months ended June 30, 2008 resulted primarily from corporate credit deterioration and the resulting appreciation of certain credit derivative swaps held in the investment portfolio.

Net income from investment fund affiliates was marginally negative in the first half of 2008 as the markets were particularly challenging for strategies employed by the Company’s alternative investment managers given the extreme volatility and overall pull back of credit availability. The Company’s alternative investments are managed to maximize total-return on a risk-adjusted basis, and the results over the first half of 2007 as compared to the first half of 2008 are reflective of different market conditions and opportunities available over these periods.

As at June 30, 2008, approximately 13.2% of the asset and mortgage-backed holdings were classified as part of the Company’s exposure to Topical Assets. This represented approximately 4.2% of the total fixed income portfolio and 17.6% of the total net unrealized loss position. Of the Topical Asset securities, approximately 97.2% were rated as investment grade. All portfolio holdings, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary-impairment monitoring process. The Company continues to actively monitor its exposures, and to the extent market disruptions continue, including but not limited to disruptions in the residential mortgage market and the related impacts on the assumptions embedded in the Company’s impairment assessments and estimates of future cash flows, the Company’s financial position could be negatively impacted.

Consistent with the Company’s overall focus on core property and casualty operations, management is committed to an overall strategic realignment of its property and casualty investment portfolio over time. Such realignment will support reduced volatility through reduced credit spread exposure, reduced exposure to lower-rated and particularly BBB-rated securities, reduced CMBS and financial sector exposure. The realignment will be achieved through bond maturity and coupon reinvestment, cash flows from business operations and certain opportunistic sales. This strategic realignment will also include an assessment of the Company’s risk asset portfolio.

2) Relationships with SCA

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

At December 31, 2007, the Company wrote down its investment in SCA to zero. The write down of SCA to zero in the fourth quarter of 2007 was based, in part, on the losses SCA recorded in the fourth quarter of 2007. No equity earnings have been recorded in the first six months of 2008 relating to the common equity interest in SCA as a result of their reported results throughout 2008.

As a result of a significant increase in expected losses in the SCA portfolio of insured credits the Company has recorded additional losses related to both the reinsurance agreements as well as pre-IPO guarantees. The following table summarizes the income statement impact of these relationships for both the three and six months ended June 30, 2008:

(U.S. dollars in millions)	Income Statement Impact
	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Excess of loss reinsurance agreement	$3.7	$7.3
Facultative reinsurance agreement	22.7	23.9
Guarantee agreements	56.0	56.0

Total	$82.4	$87.2

On July 28, 2008, the Company announced that it and certain of its subsidiaries had entered into an agreement (the “Master Agreement“) with SCA and certain of its subsidiaries (as previously noted, sometimes collectively referred to herein as “SCA”) in connection with the termination of certain reinsurance and other agreements as described below. A group of counterparties (the “Counterparties”) to credit default swap agreements with SCA are also parties to the Master Agreement.

For a description of the Master Agreement, see Note 12 to the Consolidated Financial Statements, “Subsequent Events.”

Under the Master Agreement, the total value of the consideration to be paid by the Company to SCA significantly exceeds the carried net liabilities of approximately $490.7 million related to such reinsurances and guarantees as at June 30, 2008. Management considers the execution of the Master Agreement as the event giving rise to the additional liability. There are numerous conditions precedent to this agreement that will be completed upon closing. As such, the Company expects to record a charge of approximately $1.4 billion to $1.5 billion in respect of the Master Agreement during the three month period ending September 30, 2008.

See Notes 4 and 12 to the Consolidated Financial Statements, “Security Capital Assurance Ltd” and “Subsequent Events,” respectively, for further information relating to SCA. For further information relating to certain risks associated with the reinsurance and guarantee agreements, refer to Part II, Item 1A. Risk Factors, below.

3) Continuing competitive underwriting environment

Insurance

During the first six months of 2008, the Company’s Insurance segment continued to experience increasing soft market conditions as premium rates across most lines of business decreased by approximately 7% in the aggregate and competitive pressures continued to make new business more difficult to win. Overall, throughout the first six months of 2008, property renewals reflected decreases in premium rates of approximately 5 to 20%, while certain casualty lines experienced premium rate reductions of approximately 5 to 15%. In addition, premium rates within certain specialty lines of business decreased by up to 10%. Offsetting these premium rate decreases was strong pricing in the U.S. Professional D&O book of business, specifically with regards to financial institutions.

New business is largely impacted by market conditions as incumbents continue to retain business in all lines and markets. However, through June, the Company has written approximately $400 million in new business. This is largely as a result of successes in the Company’s organic growth strategies which include E&S, private D&O as well as construction and upper middle markets. Renewal ratios for core property casualty, and professional lines range from approximately 82% to 91%.

While the Company’s Insurance segment has been impacted by general market conditions that prevail, described above, to a large degree the uncertainty surrounding its agreements with SCA and the potential impact on the Company’s results and/or liquidity has been contained to within the U.S. professional book of business, which is most rating sensitive. Actions taken by various rating agencies relating to the Company throughout 2008 as a result of their concerns relating to the Company’s agreement with SCA have resulted in limited lost renewals, again largely within the U.S. professional D&O book, and has impacted the ability of the Company’s Insurance segment to attract new business. It should be noted that to date, the impact of the uncertainty surrounding the Company’s reinsurance and guarantee agreements with SCA has been significantly less than the impact of the soft market conditions described above. For further information relating to the rating agency actions, see “Other Key Focuses of Management” and “Ratings” below.

The following table provides an analysis of gross premiums written, net premiums written and net premiums earned for the Insurance segment for the six month periods ended June 30, 2008 and 2007:

(U.S. dollars in thousands)	(Unaudited) Six Months Ended June 30, 2008			(Unaudited) Six Months Ended June 30, 2007
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Casualty — professional lines	$690,471	$624,297	$688,167	$763,009	$691,516	$723,744
Casualty — other lines	831,813	555,741	425,370	824,203	558,684	424,361
Property catastrophe	(59)	(2,162)	107	15,044	(10,715)	30,979
Other property	600,697	398,873	258,766	491,742	376,002	258,547
Marine, energy, aviation, and satellite	408,377	325,022	322,618	436,657	337,482	343,579
Other specialty lines (1)	430,827	355,917	324,924	419,099	352,237	279,881
Other (2)	11,529	(29,831)	(27,359)	20,491	20,449	22,277
Structured indemnity	43,465	40,815	34,159	27,029	25,102	20,682

Total	$3,017,120	$2,268,672	$2,026,752	$2,997,274	$2,350,757	$2,104,050

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, and excess and surplus lines.

(2)	Other includes employers’ liability, surety, political risk and other lines.

Reinsurance

In the Reinsurance segment, the first six months of 2008 reflected a decline in premium rates across most major lines of business, as market conditions continued to soften and the reinsurance industry continued to experience pricing erosion, increased competitive pressures and increased retentions by cedants. Renewals and new business in 2008 continued to be assessed against internal hurdle rates with a continued focus on underwriting discipline. U.S. catastrophe exposed property lines experienced rate declines of approximately 10% to 15%, while rates for non-U.S. catastrophe exposed property lines of business dropped by up to 10%. Other property lines of business saw rates decrease by 10% to 15%. Ocean marine pricing rates remained flat to down 5%, while rates within the aviation market decreased by up to 10%. Casualty pricing trends in the reinsurance market experienced deterioration in rates of up to 15%, however, rate changes on business actually bound in this line of business decreased between 10 to 15%.

Up to June 30, 2008, the negative impact on gross premiums written as a result of rating agency actions was limited. Since that date, some ceding companies have taken actions placing limitations on the amount of new and/or renewal business that they will cede to the Company. The overall impact of these actions has, to date, been limited. The Company anticipates that many of these companies will remove these limitations after the Master Agreement closes and the Company’s financial strength ratings are clarified.

The following table provides an analysis of gross premiums written, net premiums written and net premiums earned for the Reinsurance segment for the six month periods ended June 30, 2008 and 2007:

(U.S. dollars in thousands)	(Unaudited) Six Months Ended June 30, 2008			(Unaudited) Six Months Ended June 30, 2007
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Casualty — professional lines	$138,193	$138,090	$130,436	$157,875	$161,585	$133,786
Casualty — other lines	250,444	244,610	222,645	396,130	377,917	318,428
Property catastrophe	331,278	231,106	171,510	405,776	231,794	132,360
Other property	455,300	349,595	342,374	572,739	453,749	348,031
Marine, energy, aviation, and satellite	89,321	83,266	60,702	107,037	93,403	67,125
Other (1)	204,109	179,321	104,915	243,547	215,235	124,297
Structured Indemnity	1,360	1,360	2,233	18,100	18,100	20,743

Total	$1,470,005	$1,227,348	$1,034,815	$1,901,204	$1,551,783	$1,144,770

(1)	Other includes employers’ liability, surety, political risk and other lines.

4) Favorable prior year reserve development

During the first six months of 2008, the Company had net favorable prior year reserve development in property and casualty operations of $249.5 million compared to net favorable prior year reserve development of $188.8 million for the same period in 2007. Reinsurance favorable development accounted for $132.5 million of the release in 2008, while favorable development within the Insurance segment totaled $117.0 million for the same period. The Reinsurance segment released reserves in property and other short-tail lines of business of $71.6 million, $59.5 million in casualty and other lines and $1.4 million in structural indemnity lines. The Insurance segment reserve releases consisted of favorable development $64.4 million in property lines of business, $62.0 million in casualty and professional lines, and was offset by net adverse development of $9.4 million in specialty and other lines. For further details see the segment results in the Statement of Income Analysis below.

Financial Measures

The following are some of the financial measures management considers important in evaluating the Company’s operating performance:

(U.S. dollars and shares in thousands, except ratios and per share amounts)
	(Unaudited) Three Months Ended June 30,
	2008	2007
Underwriting profit — property and casualty operations	$128,216	$232,011
Combined ratio — property and casualty operations.	92.3%	86.3%
Net investment income — property and casualty operations (1)	$298,128	$322,997

(U.S. dollars and shares in thousands, except ratios and per share amounts)
	(Unaudited) Six Months Ended June 30,
	2008	2007
Underwriting profit — property and casualty operations	$236,287	$392,441
Combined ratio — property and casualty operations.	92.9%	88.2%
Net investment income — property and casualty operations (1)	$606,169	$637,178
Annualized return on average ordinary shareholders equity.	10.8%	22.3%

	(Unaudited) June 30, 2008	December 31, 2007
Book value per ordinary share	$43.39	$50.30
Fully diluted book value per ordinary share (2)	$43.39	$50.29

(1)	Net investment income relating to property and casualty operations does not include the net investment income related to the net results from structured products.

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

Underwriting profit — property and casualty operations

One way that the Company evaluates the performance of its insurance and reinsurance operations is the underwriting profit or loss. The Company does not measure performance based on the amount of gross premiums written. Underwriting profit or loss is calculated from premiums earned and fee income, less net losses incurred and expenses related to underwriting activities, plus unrealized foreign exchange gains and losses on underwriting balances. Underwriting profit in the six month period ended June 30, 2008 is primarily reflective of the combined ratio discussed below.

Combined ratio — property and casualty operations

The combined ratio for property and casualty operations is used by the Company and many other insurance and reinsurance companies as another measure of underwriting profitability. The combined ratio is calculated from the net losses incurred and underwriting expenses as a ratio of the net premiums earned for the Company’s insurance and reinsurance operations. A combined ratio of less than 100% indicates an underwriting profit and greater than 100% reflects an underwriting loss. The Company’s combined ratio for the six months ended June 30, 2008, is higher than the same period in the previous year, primarily as a result of an increase in the loss and loss expense ratio as well as the underwriting expense ratio. The higher loss and loss expense ratio resulted from unusually high current year attritional and catastrophe losses, primarily in property lines, combined with lower net premium earned in the first six months of 2008 as compared to the same period in 2007 as a result of the continuing competitive underwriting environment and softening market conditions noted above. Partially offsetting the increase in incurred losses was higher favorable prior year reserve development in both the Insurance and Reinsurance segments. While both acquisition and operating expenses have decreased during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, as a result of the lower level of net premiums earned during the same periods, the underwriting expense ratio has increased.

Net investment income — property and casualty operations

Net investment income related to property and casualty operations is an important measure that affects the Company’s overall profitability. The largest liability of the Company relates to its unpaid loss reserves, and the Company’s investment portfolio provides liquidity for claims settlements of these reserves as they become due, and thus a significant part of the portfolio is in fixed income securities. Net investment income is influenced by a number of factors, including the average size of the investment portfolio, amounts and timing of inward and outward cash flows, the level of interest rates and credit spreads and changes in overall asset allocation. Net investment income related to property and casualty operations, excluding structured products, decreased by $31.0 million during the first six months of 2008 as compared to same period in the prior year. Overall, portfolio yields have decreased as yields earned on investment of cash flows and reinvestment of maturing or sold securities are generally lower than on securities previously held, as prevailing market interest rates, particularly in the U.S., have decreased overall during the last twelve months. As well, the portfolio mix has changed as a result of the settlement of the GIC liabilities, as the property and casualty operations assumed a number of the floating rate securities previously held in the Company’s Other Financial Lines segment.

Book value per ordinary share

Management also views the change in the Company’s book value per ordinary share as an additional measure of the Company’s performance. Book value per share is calculated by dividing ordinary shareholders’ equity by the number of outstanding ordinary shares at any period end. Book value per ordinary share is affected primarily by the Company’s net income (loss), by any changes in the net unrealized gains and losses on its investment portfolio, currency translation adjustments and also the impact of any share repurchase or issuance activity. Book value per ordinary share decreased by $6.91 in the first six months of 2008 as compared to an increase of $1.89 in the first six months of 2007. The decrease was primarily as a result of an increase in net unrealized losses on investments of approximately $1.8 billion, net of tax, during the six months ended June 30, 2008. The increase in net unrealized losses on investments of $1.8 billion during the first six months of 2008 was as a result of widening credit spreads on corporate and structured credit assets, increasing government interest rates and the negative impact of the weakening U.S. dollar during this period. Partially offsetting the decrease in book value per ordinary share was positive currency translation gains of $237.4 million in the first six months of 2008 which increased book value.

Following the subsequent events noted above related to the Master Agreement and the Company’s capital raise, book value per ordinary share will be significantly reduced in the third quarter of 2008. For further information, see Note 12 to the Consolidated Financial Statements, “Subsequent Events.”

Annualized return on average ordinary shareholders’ equity

Annualized return on average ordinary shareholder’s equity (“ROE”) is another financial measure that management considers important in evaluating the Company’s operating performance. ROE is calculated by dividing the net income for any period by the average of the opening and closing ordinary shareholders’ equity. The Company establishes minimum target ROEs for its total operations, segments and lines of business. If the Company’s minimum ROE targets over the longer term are not met with respect to any line of business, the Company seeks to modify and/or exit these lines. In addition, the Company’s compensation of its senior officers is significantly dependent on the achievement of the Company’s performance goals to enhance shareholder value as measured by ROE (adjusted for certain items considered to be ‘non-operating’ in nature). In the first six months of 2008, ROE was 10.8%, 11.5 percentage points lower than the same period in the prior year primarily as a result of net losses from the Company’s operating and investment fund affiliates, net realized losses on investments combined with the factors noted above which increased the Company’s combined ratio and decreased net investment income. Partially offsetting these factors which decreased ROE was a lower level of shareholders equity as a result of the increase in unrealized losses on investments. In the first six months of 2007, ROE was 22.3% due to solid underwriting results throughout its property and casualty operations combined with strong investment fund affiliate income.

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

In June 2008, Moody’s Investor Services, Inc. (“Moody’s”) affirmed the ‘A1’ financial strength rating of the Company’s principal insurance and reinsurance subsidiaries; however, Moody’s provided a ‘Negative’ outlook with regards to these ratings as a result of further stress on the Company’s capital and financial flexibility resulting from the downgrades at SCA in the first six months of 2008 and uncertainty surrounding reinsurance and guarantee agreements with SCA.

Consistent with the ratings actions noted above, Standard and Poor’s (“S&P”), in July 2008, placed the ‘A+’ financial strength rating of the Company’s leading property and casualty operating companies on ‘CreditWatch with Negative Implications’. As well, in July 2008, Fitch Ratings (“Fitch”) placed the ‘A+’ financial strength rating of the Company’s leading property and casualty operating subsidiaries ‘On Watch for Possible Downgrade’.

In order to fund the SCA agreement described above, the Company, in July 2008, announced its intention to raise approximately $2.5 billion of additional capital through an issuance of both ordinary shares and equity security units (the “ESUs”). The ESUs consist of: (i) forward purchase contracts to purchase, and the Company to issue, its ordinary shares and (ii) debt securities.

In addition to the payments to SCA, the Company intends to use the net proceeds from the offerings for general corporate purposes, including, without limitation, the redemption of X.L. America, Inc.’s $255 million 6.58% Guaranteed Senior Notes due April 2011 and capital funding of certain of the Company’s subsidiaries.

Concurrent with the closing of the agreement with SCA, the Company i) announced its intention to exercise the put option under its Mangrove Bay contingent capital facility entered into in July 2003 resulting in net proceeds to the Company of approximately $500.0 million in exchange for the issuance by the Company of 20,000,000 Series C Preference Ordinary Shares.

Prior to signing the SCA agreement, the Company obtained waivers under certain of its letters of credit and revolving credit facilities.

The Company also announced, in July 2008, that the Board of Directors approved a reduction in the quarterly dividend payable on the Company’s Class A Ordinary Shares to $0.19 per ordinary share beginning with the quarterly dividend payable September 2008.

For further details relating to the Company’s announcement regarding the agreement with SCA as well as the capital raising activities noted above, see Note 12 to the Consolidated Financial Statements, “Subsequent Events”, for further information.

Other ratings and capital management initiatives include reinsurance treaties entered into to support catastrophe risk reduction measures. Following from the success of the Company’s quota share reinsurance treaty with Cyrus Reinsurance Ltd. (“Cyrus Re”) which reduced the Company’s catastrophe exposures, the Company, effective January 1, 2008, entered into a quota share reinsurance treaty with a newly-formed Bermuda reinsurance company, Cyrus Reinsurance II Limited (“Cyrus Re II”). Pursuant to the terms of the quota share reinsurance treaty, Cyrus Re II assumes a 10% cession of certain lines of property catastrophe reinsurance and retrocession business underwritten by certain operating subsidiaries of the Company for the 2008 underwriting year. In connection with such cessions, the Company pays Cyrus Re II reinsurance premium less a ceding commission, which includes a reimbursement of direct acquisition expenses incurred by the Company as well as a commission to the Company for generating the business. The quota share reinsurance treaty also provides for a profit commission payable to the Company.

Further catastrophe exposure management initiatives included the purchase by the Company, in the second quarter of 2008, of $100 million of additional catastrophe loss protections including $75 million of industry loss warranty covers in three equal layers which pay out when industry losses for U.S. windstorms occurring during the remainder of 2008 reach $20.0 billion, $25.0 billion and $30.0 billion, respectively.

In addition, in relation to catastrophe risk management, the Company considers the loss of capital due to a single large event and the loss of capital that would occur from multiple (but potentially smaller) events in any given year. The Company imposes a limit to catastrophe risk from any single loss in a given region/peril at a 1% exceedance probability. Tier 1 limits, which include natural catastrophes and other realistic disaster scenarios, are not to exceed 10% of shareholders equity, where Tier 2 limits, which include pandemic, longevity and country risk, are established at no more than half of Tier 1 limits.

Expense Reduction Initiative

Given the softening market conditions, the Company implemented in the third quarter of 2008, an expense reduction initiative designed to reduce the Company’s operating expenses. The goal of this initiative is to achieve enhanced efficiency and an overall reduction in operating expenses by streamlining processes across all geographic locations, with a primary emphasis on corporate functions. This will be achieved through job eliminations, increased outsourcing and the cessation of certain projects and activities. In relation to this initiative, the Company expects to incur restructuring charges totaling approximately $50 to $60 million during the remainder of 2008. Restructuring charges relate mainly to employee termination benefits as well as ceasing to use certain leased property.

Operational Transformation Program

The Company is committed to achieving competitive differentiation through the strategic alignment of initiatives that will deliver flexible and robust technology platforms to the Company and its customers. The focal point of this strategy is the development and enhancement of a reliable infrastructure through initiatives that will improve operational efficiency, standardize processes and optimize costs. As such, in 2008, the Insurance segment began a multiple year operational transformation program that when completed, will have consolidated numerous business processes and technology systems into a unified global architecture and ultimately result in enhanced product differentiation and business process standardization aligned with the segment’s growth strategy. In connection with this program the Company has entered into a services agreement with Accenture LLP, filed herewith as exhibit 10.1.

Strategic Opportunities Related to the Company’s Life Reinsurance Business

As part of the Company’s efforts to refocus on its core property and casualty roots, the Company is exploring strategic opportunities related to its Life Reinsurance business.

Evaluation of the Impact of Recent Credit Market Volatility on Core Underwriting Operations

In addition to the evaluation of the impact of the distressed credit and sub prime markets on the Company’s investment portfolio and financial guarantee exposures, as discussed above, management has also completed detailed assessments of the exposure to these credit related issues in the core property and casualty insurance and reinsurance business, in particular the Insurance segment professional lines portfolio exposures through D&O and E&O policies. Actual policy notices as well as potential further notice activity that could arise from insureds that have been linked to sub-prime related matters are monitored on a monthly basis. Such notice activity is considered in establishing loss and loss expense reserves at each quarter end. In the insurance segment, the Company received 19 new claims during the three months ended June 30, 2008, 12 notices in April, 5 in May and 2 in June. For 2007, 56% of gross limits are side-A and for 2008, 60% are side-A.

During the reserve review process in the first quarter of 2008, the loss ratio for the 2008 report year designed to provide a provision for clash-type events such as sub-prime was increased by approximately 5 points over the 2007 clash loss ratio. This increase applied to standard professional lines including D&O, E&O and Fiduciary exposures where the sub-prime related notice activity has been concentrated. Notice activity during the second quarter of 2008 was in line with expectations and no further adjustment was made to the loss ratio established in the first quarter.

Minor adjustments were made to the current year loss ratios and prior year reserves in the Reinsurance Segment professional lines portfolio during the first half of 2008 reflecting updated claim activity. Such adjustments had less than a one point impact on the year-to-date loss ratio for the segment and the reserve strengthening in more recent underwriting years was more than offset by favorable development on older underwriting years within professional lines. Global credit events have also had an impact on the trade credit portfolio written in the European Reinsurance operations and this is reflected in the second quarter 2008 loss ratio.

Management Changes and Performance Motivation

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

On July 28, 2008 the Company announced executive management changes as detailed below.

Henry C.V. Keeling, Executive Vice President and Chief Operating Officer, will retire from the Company effective August 1, 2008. As a result of Henry’s decision to retire, the role of the Chief Operating Officer will be eliminated.

Michael C. Lobdell will leave his current position of Executive Vice President and Chief Executive of Global Business Services, effective August 31, 2008. The Company now intends to realign the majority of Global Business Services within the business operations and the current executive structure will no longer be required.

Fiona Luck, Executive Vice President and Chief of Staff, will become Special Advisor to the CEO, based in Bermuda and London and with a reduced time commitment. She will step down from her current role and the senior leadership group on August 1, 2008, at which time the role of Chief of Staff will be eliminated.

Susan Cross, Global Chief Actuary, will join the senior leadership group with immediate effect.

In addition, consistent with the Company’s commitment to enhancing enterprise risk management, efforts continue to identify and appoint a new Chief Enterprise Risk Officer.

The Company is also focused on the retention and motivation of management, and as such announced a limited number of targeted option awards. Options awarded to the most senior executives will have a performance vesting feature. On July 25, 2008, the Company’s board of directors approved the issuance of grants to employees of options to purchase, in the aggregate, 2,831,000 ordinary shares under our Amended and Restated 1991 Performance Incentive Program. The date of grant of the stock options will be the date that is ten days following the date of pricing of the offering noted above. The exercise price per share of the options will be the closing sales price per share of our ordinary shares on the New York Stock Exchange on the date of grant.

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

Statement of Income Analysis

Segment Results for the three months ended June 30, 2008 compared to the three months ended June 30, 2007

The Company is organized into four operating segments: Insurance, Reinsurance, Life Operations and Financial Lines—in addition to a corporate segment that includes the general investment and financing operations of the Company.

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

The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended June 30,		% Change
	2008	2007
Gross premiums written	$1,388,771	$1,417,868	(2.1)%
Net premiums written	1,084,820	1,105,242	(1.8)%
Net premiums earned	1,018,350	1,052,700	(3.3)%
Fee income and other	12,189	4,193	190.7%
Net losses and loss expenses	653,822	659,421	(0.8)%
Acquisition costs	113,877	129,931	(12.4)%
Operating expenses.	189,082	165,303	14.4%

Underwriting profit	$73,758	$102,238	(27.9)%
Exchange losses	$6,094	$7,817	(22.0)%
Net results — structured products	$12,366	$(735)	NM*

*	NM — Not meaningful

Gross and net premiums written decreased by 2.1% and 1.8%, respectively, during the three months ended June 30, 2008 compared with the three months ended June 30, 2007. Gross premiums written decreased as a result of continued decreases in premium rates across most lines of business as market conditions continued to soften, selective non-renewals and decreases in new business within certain specialty lines including professional, environmental, and aerospace lines of business. To date the Company has seen limited lost renewals from recent rating agency actions, largely limited to U.S. professional lines as noted above. Partially offsetting these decreases was growth in certain lines of business where the Company has expanded its operations recently and by favorable foreign exchange rate movements of $43.1 million. Net premiums written decreased as a result of the factors noted above affecting gross premiums written.

Net premiums earned decreased by 3.3% in the three months ended June 30, 2008 compared with the three months ended June 30, 2007. The decrease resulted primarily from the earn-out of overall lower net premiums written in the past twelve months including decreases in professional, aerospace, programs and marine lines of business and partially offset by growth in excess and surplus lines as well as certain property lines of business.

Fee income increased in the second quarter of 2008 as compared to the second quarter of 2007 mainly as a result of higher engineering fee revenue associated with XL GAPS, which formed in late 2007 following the acquisition of GAPS, a loss prevention consulting service provider.

The following table presents the ratios for this segment:

	(Unaudited) Three Months Ended June 30,
	2008	2007
Loss and loss expense ratio	64.2%	62.6%
Underwriting expense ratio	29.8%	28.0%

Combined ratio	94.0%	90.6%

The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Insurance segment for the three month periods ended June 30, 2008 and 2007:

(U.S. dollars in millions)	(Unaudited) Three Months Ended June 30,
	2008	2007
Property	$(53.3)	$(31.0)
Casualty and professional	(58.0)	(5.3)
Specialty and other	11.6	(7.4)

Total	$(99.7)	$(43.7)

Loss and loss expense ratio excluding prior year development	74.0%	66.8%

In property lines, net prior year reserve releases for the quarter ended June 30, 2008 resulted from favorable loss experience on certain large loss case reserves while favorable prior year development in casualty lines reflected releases in 2004 to 2006 years. Partially offsetting this favorable development was prior year reserve strengthening in certain specialty lines including marine and environmental, most notably in the 2007 year. Within professional lines, gross reserve releases were offset by reductions in ceded reserves for a net strengthening of $4.8 million. For the three months ended June 30, 2007, net prior period reserve releases in property lines resulted from favorable loss experience of the Company’s actual versus expected analysis in the quarter. Net releases in specialty and other lines in the same period represented positive development related to marine exposures, partially offset by adverse development in surety.

Excluding prior year development, the loss ratio for the three months ended June 30, 2008 increased by 7.2 loss percentage points as compared to the same period in 2007 with 4.0 loss ratio points attributed to an increase in catastrophe losses in 2008 relative to 2007 (i.e., 5.9 loss ratio points in the current quarter versus 1.9 loss ratio points in the second quarter of 2007). The remainder of the increase in loss ratio was attributable to the softening rate environment impacting most lines of business and an increase in loss activity anticipated for professional lines related to sub-prime and related credit events.

Gross prior year favorable development for the quarter ended June 30, 2008 of $404.3 million exceeded the corresponding net favorable development of $99.7 million in the same period as the impact of reductions in gross reported losses on older years in certain casualty lines was mostly offset by the impact of the reinsurance recoverable component on such losses. In addition, the impact of gross reserve releases in professional and specialty lines was mostly offset by the impact of a reduction in estimated ceded IBNR following a reserve review in these lines.

The increase in the underwriting expense ratio in the three months ended June 30, 2008, compared to the same period in 2007 was due to an increase in the operating expense ratio of 2.9 points (18.6% as compared to 15.7%) and partially offset by a decrease in the acquisition expense ratio of 1.1 points (11.2% as compared to 12.3%). The increase in the operating expense ratio was mainly as a result of a higher headcount which increased compensation costs as well an increase in professional fees, against lower net premiums earned. The increase in headcount and professional fees both supported new segment initiatives, including an operational transformation program as well as the formation of XL GAPS in late 2007. The acquisition expense ratio decreased mainly due to changes in the mix of business in certain property and casualty lines which carried lower commission rates, as well the impact from the runoff of the Company’s property catastrophe program business which carried higher commission rates.

Foreign exchange losses in the three months ended June 30, 2008 and 2007 were due primarily to the change in the value of the U.S. dollar against certain European currencies including the U.K. Sterling, the Euro and the Swiss Franc on certain inter-company balances.

Net results from structured insurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Results from these contracts for the three months ended June 30, 2008, have increased compared to the same period in 2007 due to a negotiated cancellation of a contract in the second quarter of 2008 that resulted in a gain of $10.9 million combined with an accretion adjustment recorded in 2007 based on changes in expected cash flows.

Reinsurance

The Reinsurance segment is comprised of approximately 410 staff in 21 locations. Reinsurance business written includes casualty, property, marine, aviation and other specialty reinsurance on a global basis. In addition, the results of certain transactions structured by XLFS that are generally written on an aggregate stop loss or excess of loss basis are included within the results of the Reinsurance segment.

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

The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended June 30,		% Change
	2008	2007
Gross premiums written	$397,460	$526,318	(24.5)%
Net premiums written	274,647	399,291	(31.2)%
Net premiums earned	490,437	598,449	(18.0)%
Fee income and other	471	318	48.1%
Net losses and loss expenses.	284,763	280,299	1.6%
Acquisition costs	106,528	141,693	(24.8)%
Operating expenses	45,159	47,002	(3.9)%

Underwriting profit	$54,458	$129,773	(58.0)%
Exchange losses	$3,738	$16,429	(77.2)%
Net results — structured products	$2,579	$5,587	(53.8)%

Gross and net premiums written decreased by 24.5% and 31.2%, respectively, in the second quarter of 2008 as compared to the second quarter in 2007. These decreases resulted from softening market conditions and the Company declining business due to the continuing trend of certain market rates below the Company’s acceptable underwriting return levels, together with increased client retentions. For the three months ended June 30, 2008, premium rate decreases were most significant in non-U.S. property lines of business as well as U.S. casualty lines. Net premiums written reflect the above changes in gross premiums written combined with a reduction in ceded premiums in the three months ended June 30, 2008 as compared to the same period in 2007. Ceded premiums written decreased as a result of a reduction in property catastrophe cessions to Cyrus Re II of 10% in 2008 as compared to a 35% cession to Cyrus Re throughout 2007, offset by ceded premiums totaling $23.3 million associated with the purchase of additional catastrophe loss protection including industry loss warranty covers in the second quarter of 2008.

Net premiums earned in the second quarter of 2008 decreased 18.0% as compared to the second quarter of 2007. This decrease was a reflection of the overall reduction of net premiums written over the last 24 months.

The following table presents the ratios for this segment:

	(Unaudited) Three Months Ended June 30,
	2008	2007
Loss and loss expense ratio	58.1%	46.8%
Underwriting expense ratio	30.9%	31.6%

Combined ratio	89.0%	78.4%

The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Reinsurance segment for the three month periods ended June 30, 2008 and 2007:

(U.S. dollars in millions)	(Unaudited) Three Months Ended June 30,
	2008	2007
Property and other short-tail lines	$(55.0)	$(48.5)
Casualty and other	(27.9)	(31.9)

Total	$(82.9)	$(80.4)

Loss and loss expense ratio excluding prior year development	75.0%	60.3%

For the three months ended June 30, 2008, property and other short-tail lines reserve releases were seen largely in property catastrophe and property risk lines of business in the 2004 to 2007 years while casualty and other lines reserve releases were seen in both professional and casualty lines of business. Excluding prior year development, the loss ratio for the three months ended June 30, 2008 increased by 14.7 loss percentage points as compared to the same period in 2007 with 6.1 loss ratio points attributed to the impact of catastrophe losses occurring during 2008 (7.8 points) compared to the second quarter of 2007 (1.7 points) In addition, the second quarter 2008 includes losses of $14.6 million (3.0 loss ratio points) related to three structured products transactions impacted by property risk and catastrophe events. The remaining difference of 5.6 loss ratio points was due to the softening rate environment and higher anticipated loss activity in the professional and trade credit portfolios. For the three months ended June 30, 2007, property and other short-tail lines reserve releases were seen largely in property risk portfolios due to favorable attritional loss development while casualty releases related both to U.S. and non-U.S. source exposures.

The decrease in the underwriting expense ratio in the three months ended June 30, 2008, as compared with the three months ended June 30, 2007, was due to a decrease in the acquisition expense ratio of 2.0 points (21.7% compared to 23.7%) and partially offset by an increase in the operating expense ratio of 1.3 points (9.2% compared to 7.9%). The decrease in the acquisition expense ratio was primarily due to a favorable variance in profit commissions in the second quarter of 2008 as compared to the same period in 2007. In addition, while operating expenses were lower in the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, the lower level of net premiums earned during the same periods has caused an increase in the operating expense ratio.

Foreign exchange losses in the three months ended June 30, 2008 and 2007 were due primarily to the change in the value of the U.S. dollar against certain European currencies including the U.K. Sterling, the Euro and the Swiss Franc on certain inter-company balances.

Net results from structured reinsurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Results from these products for the three months ended June 30, 2008, have decreased compared to the same period in 2007 mainly due to lower net investment income as a result of lower yields earned on invested assets in the second quarter of 2008 as compared to the second quarter of 2007.

Life Operations

Business written by the Life Operations segment is primarily European life reinsurance. This includes term assurances, group life, critical illness cover, immediate annuities, disability income cover, and short-term accident and health business. Due to the nature of these contracts, premium volume may vary significantly from period to period.

The following summarizes contribution from this segment:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended June 30,		% Change
	2008	2007
Gross premiums written	$161,251	$234,961	(31.4)%
Net premiums written	150,933	224,487	(32.8)%
Net premiums earned	172,935	239,853	(27.9)%
Fee income and other	136	75	81.3%
Claims and policy benefits	209,725	279,100	(24.9)%
Acquisition costs	25,832	23,615	9.4%
Operating expenses	9,299	10,182	(8.7)%
Exchange (gains)	(1,896)	(1,685)	12.5%
Net investment income	98,058	95,949	2.2%

Contribution from Life Operations	$28,169	$24,665	14.2%

The following table is an analysis of the Life Operations gross premiums written, net premiums written and net premiums earned for the three month periods ended June 30, 2008 and 2007:

(U.S. dollars in millions)	(Unaudited) Three Months Ended June 30, 2008			(Unaudited) Three Months Ended June 30, 2007
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Other Life	$108,743	$107,942	$129,944	$87,562	$86,382	$101,748
Annuity	52,508	42,991	42,991	147,399	138,105	138,105

Total	$161,251	$150,933	$172,935	$234,961	$224,487	$239,853

Gross premiums written relating to other life business increased by $21.2 million in the three months ended June 30, 2008 as compared to the same period in 2007 mainly due to premium growth in the core underlying book of term assurance and critical illness business of $16.2 million, favorable foreign exchange rate movements of $0.6 million and an increase in U.S. business of $7.7 million. Partially offsetting these increases was a decrease of $3.3 million in short-term life, accident and health business primarily as a result of soft market conditions and cancellations experienced in the second quarter of 2008 exceeding new business written during the period. Gross premiums written relating to annuity business decreased by $94.9 million in the three months ended June 30, 2008 as compared to the same period in the prior year primarily as a result of a single Irish immediate annuity contract totaling $94.6 million written during the second quarter of 2007 combined with unfavorable foreign exchange rate movements of $0.3 million. Ceded premiums written were roughly consistent with the prior year.

Net premiums earned in the second quarter of 2008 decreased 27.9% as compared to the second quarter of 2007. This decrease was consistent with the decrease in gross and net premiums written as described above.

Changes in claims and policy benefits include the movement in policy benefit reserves related to other contracts (such as immediate annuities) where investment assets were acquired with the assumption of the policy benefit reserves at the inception of the contract. Claims and policy benefit reserves decreased by $69.4 million or 24.9% in the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, primarily as a result of the factors noted above affecting gross and net premiums written, partially offset by an increase in incurred losses of $7.9 million associated with certain short-term life, accident and health business.

For the three months ended June 30, 2008, acquisition costs increased by 9.4% largely as a result of costs associated with the growth in the core underlying book of term assurance and critical illness business combined with unfavorable foreign exchange rate movements. Partially offsetting these increases was a favorable profit commission adjustment recorded in the second quarter of 2008 relating to a short-term life, accident and health treaty. Operating expenses decreased in the second quarter of 2008 compared to the same period in 2007 primarily due to a decrease in both compensation expenses and corporate allocations, partially offset by unfavorable foreign exchange rate movements. Compensation expenses decreased as a result of severance costs recorded in the second quarter of 2007 relating to the discontinuance of the Life Fund Integration strategy and were partially offset by increased compensation costs associated with a higher headcount in 2008, consistent with growth in certain business lines noted above.

Net investment income is included in the calculation of contribution from Life Operations, as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. Net investment income increased by $2.1 million or 2.2% in the three months ended June 30, 2008, as compared to the same period in 2007 primarily as a result of the impact relating to favorable foreign exchange rate movements.

Other Financial Lines

The Other Financial Lines segment is comprised of the funding agreement business and previously, the guaranteed investment contract (“GIC”) business. As at December 31, 2007, the Company had approximately $4.0 billion of deposit liabilities associated with GICs which were correspondingly matched with invested assets. Based on the terms and conditions of the underlying GICs, upon the downgrade of XLCA below certain ratings levels, all or portions of outstanding principal balances on such GICs would come due. Throughout 2008, several rating agencies downgraded SCA and its subsidiaries and as a result, the Company settled, in the first six months of 2008 all of the GIC liabilities. At June 30, 2008, the balance of deposit liabilities associated with funding agreements was $1.1 billion. The Company expects the balance of deposit liabilities associated with funding agreements to continue to decrease throughout 2008 as the funding agreement contracts mature and the associated deposit liabilities are settled. Management does not expect any significant impact on the Company’s results of operations or liquidity as a result of the maturity of these contracts.

At December 31, 2007, a significant component of the investments held in the Company’s Other Financial Lines segment portfolios was comprised of Topical Assets. Liquidations necessary to fund the repayment of the GIC liabilities following the downgrade of XLCA, were funded through sales of assets in these portfolios as well as the general investment portfolios. Management’s approach was to avoid the sale of assets where current market prices did not reflect intrinsic values or where transaction costs for liquidation were excessive. As a result, the Company continues to hold a number of the Topical Assets and these were transferred to the general portfolio in exchange for those assets that were liquidated.

For the three month period ended June 30, 2008, the net results from Other Financial Lines businesses were $6.2 million and included net investment income, interest expense and operating expenses of $19.1 million, $11.7 million, and $1.2 million, respectively, while the results for the same period in 2007 were $6.8 million and included net investment income, interest expense and operating expenses of $94.9 million, $84.3 million, and $3.8 million, respectively. For the three months ended June 30, 2008, net investment income, interest expense and operating expenses decreased primarily as a result of a decrease in the average deposit liability balance and the associated asset portfolios as a result of the settlement of the GIC portfolio noted above. In addition, operating expenses decreased due to a reduction in compensation expense associated with a lower headcount.

SCA

Prior to the secondary offering of SCA common shares on June 6, 2007, net income from SCA was consolidated with the Company’s results and SCA was considered an operating segment of the Company. Subsequent to June 6, 2007, SCA was no longer a consolidated subsidiary or an operating segment of the Company and its remaining investment in SCA was accounted for using the equity method of accounting, recorded on a one quarter lag through equity earnings (loss) from financial operating affiliates. At December 31, 2007, the Company reduced its investment in SCA to zero. No equity earnings have been recorded in the second quarter of 2008 relating to the common equity interests in SCA as a result of losses reported by SCA in the first quarter of 2008, which maintained SCA’s negative book value. For further information on SCA, see “Results of Operations” and “Other Revenues and Expenses” within Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, see Notes 4 and 12 to the Consolidated Financial Statements, “Security Capital Assurance Ltd” and “Subsequent Events”, respectively, for further information.

Investment Activities

The following table illustrates the change in net investment income from property and casualty operations, net (loss) income from investment fund affiliates, net realized gains on investments and net realized and unrealized gains on investment and other derivative instruments the three months ended June 30, 2008 and 2007:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended June 30,		% Change
	2008	2007
Net investment income — property and casualty operations (1)	$298,128	$322,997	(7.7)%
Net (loss) income from investment fund affiliates (2)	(20,435)	67,043	NM *
Net realized gains on investments	2,040	18,296	(88.9)%
Net realized and unrealized gains on investment and other derivative instruments	8,124	9,188	(11.6)%

(1)	Net investment income relating to property and casualty operations does not include the net investment income related to the net results from structured products.

(2)

The Company records the income related to alternative fund affiliates on a one month lag and the private investment fund affiliates on a three month lag in order for the Company to meet the accelerated filing deadlines.

*	NM–Not meaningful

Net investment income related to property and casualty operations decreased in the second quarter of 2008 as compared to the second quarter of 2007 due primarily to declining portfolio yields. Portfolio yields decreased as yields earned on investment of cash flows and reinvestment of maturing or sold securities were generally lower than on securities previously held, as prevailing market interest rates, particularly in the U.S., decreased overall during the last twelve months. As well, the portfolio mix changed as a result of the settlement of the GIC liabilities, as the property and casualty operations assumed a number of the floating rate securities previously held in the Company’s Other Financial Lines segment.

In the three months ended June 30, 2008, the net loss from investment fund affiliates was due primarily to the results from the Company’s alternative funds, which were negative in the three months ended June 30, 2008 as compared to strong positive results in the same period of the prior year. These results reflect marginally negative returns in the Company’s alternative portfolio as the markets during the quarter were particularly challenging for strategies employed by the Company’s alternative investment managers given the extreme volatility and overall pull back of credit availability. Net income from investment affiliates in the second quarter of 2007 was due primarily to very strong performance in alternative fund affiliates.

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

	(Unaudited) Three Months Ended June 30,
	2008 (1)	2007 (1)
Asset/Liability portfolios
USD fixed income portfolio	(0.9)%	(0.1)%
Non USD fixed income portfolio	(1.3)%	(1.9)%
Risk Asset portfolios
Alternative portfolio (2)	(0.8)%	4.3%
Equity portfolio	(1.0)%	6.6%
High-Yield fixed income portfolio	2.0%	1.2%

(1)

Portfolio returns are calculated by dividing the sum of net investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio. Performance is measured in either the underlying asset currency or the functional currency.

(2)	Performance on the alternative portfolio reflects the three months ended May 31, 2008 and May 31, 2007, respectively.

Net Realized Gains and Losses and Other than Temporary Declines in the Value of Investments

Net realized gains on investments in the second quarter of 2008 included net realized losses of $47.7 million related to the write-down of certain of the Company’s fixed income, equity and other investments where the Company determined that there was an other than temporary decline in the value of those investments as well as net realized gains of $49.7 million from sales of investments. Included in the balances noted above are realized losses and impairments in Topical Assets totaling $20.9 million.

Net realized gains on investments in the second quarter of 2007 included net realized losses of $4.8 million from sales of investments, net realized gains of $81.3 million from the sale of SCA common shares, and net realized losses of $58.2 million related to the write-down of certain of the Company’s fixed income and equity investments where the Company determined that there was an other than temporary decline in the value of those investments.

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

Net realized and unrealized gains on investment derivatives for the three month periods ended June 30, 2008 and 2007, resulted from the Company’s investment strategy to manage interest rate risk, foreign exchange risk, and credit risk and to replicate permitted investments.

Other Revenues and Expenses

The following table sets forth other revenues and expenses for the three months ended June 30, 2008 and 2007:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended June 30,		% Change
	2008	2007
Net (loss) income from operating affiliates (1)	$(68,901)	$41,639	NM *
Amortization of intangible assets	420	420	0.0%
Corporate operating expenses	47,104	55,524	(15.2)%
Interest expense (2)	50,077	59,416	(15.7)%
Income tax expense	51,205	61,288	(16.5)%

(1)	The Company records the income related to its operating affiliates on a three month lag in order for the Company to meet the accelerated filing deadlines.

(2)	Interest expense does not include interest expense related to structured products as reported within the Insurance and Reinsurance segments.

*	NM — Not meaningful

The following table sets forth the net income (loss) from operating affiliates for the three months ended June 30, 2008 and 2007:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended June 30,		% Change
	2008	2007
Net (loss) from financial operating affiliates	$(81,677)	$(6,589)	NM *
Net income from investment manager affiliates	1,741	43,889	(96.0)%
Net income from other strategic operating affiliates	11,035	4,339	154.3%

Total	$(68,901)	$41,639	NM*

*	NM — Not meaningful

In the three months ended June 30, 2008, the net loss from financial operating affiliates was primarily as a result of $82.4 million of additional losses related to the reinsurance and guarantee agreements with SCA. These charges were partially offset by net income associated with other financial operating affiliates. At December 31, 2007, the Company wrote down its investment in both SCA and Primus to zero. No equity earnings have been recorded in the second quarter of 2008 relating to the common equity interests in either SCA or Primus as a result of losses recorded by both companies in the first quarter of 2008, which maintained both SCA and Primus’ negative book value. In the second quarter of 2007, the net loss from financial operating affiliates was mainly due to a loss relating to Primus of $8.7 million relating to the widening of credit spreads throughout the first quarter of 2007. Further details on SCA related losses are included above in “Results of Operations.” In addition, see Notes 4 and 12 to the Consolidated Financial Statements, “Security Capital Assurance Ltd” and “Subsequent Events”, respectively, for further information.

Investment manager affiliate income decreased by $42.1 million or 96.0% during the second quarter of 2008 as compared to the same period in the prior year primarily as a result of recent volatility in both the credit and equity markets, impacting most significantly, investment manager affiliates specializing in global equities as well as fixed income securities.

Income from other strategic operating affiliates increased in the second quarter of 2008 as compared to the second quarter of 2007 mainly due to strong earnings reported in the second quarter of 2008 relating to an insurance affiliate which writes largely direct U.S. homeowners insurance and the Company’s Brazilian joint venture ITAU XL Seguros Corporativos S.A.

Corporate operating expenses in the three months ended June 30, 2008 decreased compared to the three months ended June 30, 2007 primarily as a result of lower compensation expenses as a result of performance based accruals recorded in the second quarter of 2007, partially offset by an increase in professional fees associated with ongoing capital and restructuring activities.

Interest expense for the three months ended June 30, 2008 as compared to the same period in 2007 was lower as a result of costs recorded in the second quarter of 2007 associated with the retirement of the 2009 Senior Notes, combined with accretion charges recorded in the same period relating to the purchase contracts on the 6.5% Units. For more information on the Company’s financial structure, see “Liquidity and Capital Resources.”

The decrease in the Company’s income taxes arose principally from the decrease in the profitability of the Company’s U.S. and European operations.

Segment Results for the six months ended June 30, 2008 compared to the six months ended
June 30, 2007

Insurance

The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)	(Unaudited) Six Months Ended June 30,		% Change
	2008	2007
Gross premiums written	$3,017,120	$2,997,274	0.7%
Net premiums written	2,268,672	2,350,757	(3.5)%
Net premiums earned	2,026,752	2,104,050	(3.7)%
Fee income and other	19,653	7,285	169.8%
Net losses and loss expenses	1,338,634	1,306,687	2.4%
Acquisition costs	239,713	256,154	(6.4)%
Operating expenses.	353,587	329,437	7.3%

Underwriting profit.	$114,471	$219,057	(47.7)%
Exchange losses	$59,202	$15,152	NM *
Net results—structured products	$3,173	$1,794	76.9%

*	NM — not meaningful

Gross premiums written increased slightly by 0.7% during the six months ended June 30, 2008 compared with the six months ended June 30, 2007, primarily as a result of higher levels of long- term agreements and favorable foreign exchange rate movements of $108.7 million. Partially offsetting these increases were continued decreases in premium rates as market conditions continued to soften, selective non-renewals in certain property and marine lines of business and the impact of the runoff of certain property catastrophe program exposures. To date the Company has seen some lost renewals from recent rating agency actions, largely limited to U.S. professional lines as noted above. Net premiums written decreased by 3.5% during the first six months of 2008 as compared to same period in 2007 primarily as a result of an increase in ceded premiums written related to a change in the mix of business including an increase in long-term agreements with higher cession ratios as well as the impact from the purchase of an adverse development cover associated with a Company owned Lloyd’s syndicate.

Fee income increased in the first six months of 2008 as compared to the same period in 2007 mainly as a result of higher engineering fee revenue associated with XL GAPS, which formed in late 2007 following the acquisition of GAPS, a loss prevention consulting service provider.

Net premiums earned decreased by 3.7% in the six months ended June 30, 2008 compared with the six months ended June 30, 2007. The decrease primarily resulted from the factors affecting net premiums written noted above.

The following table presents the ratios for this segment:

	(Unaudited) Six Months Ended June 30,
	2008	2007
Loss and loss expense ratio.	66.0%	62.1%
Underwriting expense ratio.	29.2%	27.9%

Combined ratio	95.2%	90.0%

The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Insurance segment for the six month periods ended June 30, 2008 and 2007:

	(Unaudited) Six Months Ended June 30,
	2008	2007
Property	$(64.4)	$(44.5)
Casualty and Professional	(62.0)	(42.8)
Specialty and Other	9.4	23.4

Total	$(117.0)	$(63.9)

Loss and loss expense ratio excluding prior year development.	71.8%	65.1%

Net prior year releases in the six months ended June 30, 2008, totaled $117.0 million and were due primarily to favorable reserve development in global property lines of business as a result of favorable claim development as well as reserve releases in certain casualty lines primarily in 2004 to 2006 years due to lower than expected reported loss activity. Offsetting this favorable development was reserve strengthening within specialty lines of marine and environmental most notably in the 2007 year. Within professional lines, gross reserve releases were offset by reductions in ceded reserves for a net strengthening of $2.7 million. In the same period in 2007, favorable loss development totaled $63.9 million comprised of favorable development in certain property and casualty lines of business, partially offset by adverse prior period reserve development in certain specialty lines, particularly the run-off of the surety portfolio.

Excluding prior year development, the loss ratio for the six months ended June 30, 2008 increased by 6.7 loss percentage points as compared to the same period in 2007 with 3.1 points of the loss ratio increase attributable to a higher level of catastrophe losses in the current year. The remainder of the increase in loss ratio was attributable to the softening rate environment impacting most lines of business and an increase in loss activity anticipated for professional lines related to sub-prime and related credit events.

Gross prior year favorable development for the six months ended June 30, 2008 of $427.4 million exceeded the corresponding net favorable development during the same period of $117.0 million, as the impact of reductions in gross reported losses on older years in certain casualty lines was mostly offset by the impact of the reinsurance recoverable component on such losses. In addition, the impact of gross reserve releases in professional and specialty lines was mostly offset by the impact of a reduction in estimated ceded IBNR following a reserve review in these lines.

The increase in the underwriting expense ratio in the six months ended June 30, 2008, compared to the same period in 2007 was due to an increase in the operating expense ratio of 1.7 points (17.4% as compared to 15.7%) and partially offset by a decrease in the acquisition expense ratio of 0.4 points (11.8% as compared to 12.2%). The increase in the operating expense ratio was mainly as a result of a higher headcount which increased compensation, increases in professional fees and the impact of unfavorable foreign exchange rate movements, against lower net premiums earned. The increase in headcount and professional fees both supported new segment initiatives, including an operational transformation program as well as the formation of XL GAPS in late 2007, while unfavorable foreign exchange rate movements resulted from the continued weakening of the U.S. dollar against certain European currencies. The acquisition expense ratio decreased mainly due to a reduction in foreign excise taxes as a result of a decrease in the cession percentage of an internal quota share from 75% to 50%, lower guarantee fund assessments and the impact of the run-off of certain programs, including ICAT, which carried higher acquisition costs.

Foreign exchange losses in the six months ended June 30, 2008 and 2007 were due primarily to the change in the value of the U.S. dollar against certain European currencies including the Swiss Franc and Swedish Krona on certain inter-company balances.

Net results from structured insurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Results from these contracts for the six months ended June 30, 2008, have increased compared to the same period in 2007 mainly due to a negotiated cancellation of a contract in the first six months of 2008 that resulted in a gain of $10.9 million combined with an accretion adjustment recorded in 2007 based on changes in expected cash flows of a structured insurance contract.

Reinsurance

The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)	(Unaudited) Six Months Ended June 30,		% Change
	2008	2007
Gross premiums written	$1,470,005	$1,901,204	(22.7)%
Net premiums written	1,227,348	1,551,783	(20.9)%
Net premiums earned	1,034,815	1,144,770	(9.6)%
Fee income and other	1,234	489	152.4%
Net losses and loss expenses	600,844	628,621	(4.4)%
Acquisition costs	222,872	251,184	(11.3)%
Operating expenses	90,517	92,070	(1.7)%

Underwriting profit	$121,816	$173,384	(29.7)%
Exchange losses	$17,481	$32,953	(47.0)%
Net results — structured products	$13,403	$15,410	(13.0)%

Gross and net premiums written decreased by 22.7% and 20.9%, respectively, in the first six months of 2008 as compared to the first six months of 2007. These decreases resulted from the Company declining business due to competitive pressures continuing to drive certain rates below the Company’s acceptable underwriting return levels together with increased client retentions. For the six months ended June 30, 2008, premium rate decreases were most significant in certain casualty and non-U.S. property lines of business. Partially offsetting these decreases in gross premiums written were favorable foreign exchange rate movements of $56.7 million. The decrease in net premiums written reflects the above changes in gross premiums written, combined with a reduction in ceded premiums in the first six months of 2008 as compared to the same period in 2007. Ceded premiums written decreased as a result of a reduction in property catastrophe cessions to Cyrus Re II of 10% in 2008 as compared to a 35% cession to Cyrus Re throughout 2007, partially offset by ceded premiums totaling $23.3 million associated with the purchase of additional catastrophe loss protection including industry loss warranty covers in the first six months of 2008.

Net premiums earned in the first six months of 2008 decreased 9.6% as compared to the same period in of 2007. This decrease was a reflection of the overall reduction of net premiums written over the last 24 months.

The following table presents the ratios for this segment:

	(Unaudited) Six Months Ended June 30,
	2008	2007
Loss and loss expense ratio	58.1%	54.9%
Underwriting expense ratio.	30.2%	29.9%

Combined ratio	88.3%	84.8%

The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Reinsurance segment for the six month periods ended June 30, 2008 and 2007:

(U.S. dollars in millions)	(Unaudited) Six Months Ended June 30,
	2008	2007
Property and other short-tail lines.	$(71.6)	$(95.2)
Casualty and other	(59.5)	(38.8)
Structured Indemnity	(1.4)	9.1

Total	$(132.5)	$(124.9)

Loss and loss expense ratio excluding prior year development	70.9%	65.8%

For the six months ended June 30, 2008, casualty and other lines reserve releases included favorable development in both European and U.S. casualty and professional portfolios. In the same period, property and other short-tail lines reserve releases were attributable to most business units globally, with minor adverse reserve development in Latin America operations. In the same period in 2007, property and other short-tail lines reserve releases were seen largely in property risk and property catastrophe portfolios while casualty releases related to both U.S. and non-U.S. source exposures.

Excluding prior year development, the loss ratio for the six months ended June 30, 2008 increased by 5.1 loss percentage points as compared to the same period in 2007 with 1.1 points attributable to an increase in catastrophe losses occurring during the first six months of 2008 (7.7 points in 2008 versus 6.6 points in 2007) inclusive of the impact on structured products transactions during 2008. The remaining increase of 4.0 loss ratio points was attributable to the softening rate environment and higher anticipated loss activity in the professional and trade credit portfolios.

Gross prior year favorable development for the six months ended June 30, 2008 of $252.5 million exceeded the corresponding net favorable development during the same period of $132.5 million as the impact of favorable loss experience related to a large crop program was mostly offset by the impact of retrocessional protection related to this program.

The increase in the underwriting expense ratio in the six months ended June 30, 2008, as compared with the six months ended June 30, 2007, was due to an increase in the operating expense ratio of 0.7 points (8.7% compared to 8.0%), partially offset by a decrease in the acquisition expense ratio of 0.4 points (21.5% compared to 21.9%). The decrease in the acquisition expense ratio was primarily due to an unfavorable adjustment recorded in the first six months of 2007 related to the earning of acquisition expenses within the individual risk portfolio in the U.S and partially offset by a favorable variance in the first six months of 2008 in relation to profit commissions. Although operating expenses are lower in the first six months of 2008 as compared to the same period in 2007 mainly due to lower compensation costs and corporate allocations, the lower level of net premiums earned as noted above has caused an increase in the operating expense ratio.

Foreign exchange losses in the six months ended June 30, 2008 and 2007 were due primarily to the change in the value of the U.S. dollar against certain European currencies including the U.K. Sterling and Euro on certain inter-company balances.

Net results from structured reinsurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Results from these products for the six months ended June 30, 2008, decreased compared to the same period in 2007 mainly due to the impact on net investment income of lower yields earned on invested assets.

Life Operations

The following summarizes the contribution from this segment:

(U.S. dollars in thousands)	(Unaudited) Six Months Ended June 30,		% Change
	2008	2007
Gross premiums written	$396,209	$448,236	(11.6)%
Net premiums written	375,146	427,425	(12.2)%
Net premiums earned	332,517	386,847	(14.0)%
Fee income and other	200	149	34.2%
Claims and policy benefits	406,024	467,443	(13.1)%
Acquisition costs	49,949	43,882	13.8%
Operating expenses	17,382	18,672	(6.9)%
Exchange (gains)	(1,002)	(1,975)	(49.3)%
Net investment income	195,193	188,783	3.4%

Contribution from Life operations	$55,557	$47,757	16.3%

The following table is an analysis of the Life Operations gross premiums written, net premiums written and net premiums earned for the six month periods ended June 30, 2008 and 2007:

(U.S. dollars in millions)	(Unaudited) Six Months Ended June 30, 2008			(Unaudited) Six Months Ended June 30, 2007
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Other Life	$292,478	$290,438	$247,809	$248,970	$246,943	$206,365
Annuity	103,731	84,708	84,708	199,266	180,482	180,482

Total	$396,209	$375,146	$332,517	$448,236	$427,425	$386,847

Gross premiums written relating to other life business increased by $43.5 million in the six months ended June 30, 2008 as compared to the same period in 2007 mainly due to premium growth in the core underlying book of term assurance and critical illness business of $30.4 million, premium growth in U.S. business of $11.6 million and favorable foreign exchange rate movements of $2.5 million. In addition, gross premiums written related to short-term life, accident and health business increased by $7.6 million primarily as a result of favorable foreign exchange rate movements and partially offset by decreases in gross premiums written associated with soft market conditions experienced in the first six months of 2008. Partially offsetting these increases in gross premiums written was a decrease related to European long-term life business from a single premium contract totaling $8.6 million written in the first six months of 2007. Gross premiums written relating to annuity business decreased by $95.5 million in the six months ended June 30, 2008 as compared to the same period in 2007 mainly due to a single Irish immediate annuity contract totaling $94.6 million written during the first six months of 2007 and unfavorable foreign exchange rate movements of $0.9 million. Ceded premiums written were roughly consistent with the prior year.

Net premiums earned in the first six months of 2008 decreased 14.0% as compared to the same period in 2007. This decrease was consistent with the increase in gross and net premiums written as described above.

Changes in claims and policy benefits include the movement in policy benefit reserves related to other contracts (such as immediate annuities) where investment assets were acquired with the assumption of the policy benefit reserves at the inception of the contract. Claims and policy benefit reserves decreased by $61.4 million or 13.1% in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, primarily as a result of the factors noted above affecting gross and net premiums written, partially offset by higher incurred losses of $8.6 million associated with certain short-term life, accident and health business.

For the six months ended June 30, 2008, acquisition costs increased by 13.8% as compared to the same period in 2007, largely as a result of an increase in business written and foreign exchange rate movements in the first six months of 2008, as noted above. Partially offsetting these increases was a favorable profit commission adjustment relating to a short-term life, accident and health treaty recorded in the first six months of 2008. Operating expenses decreased by 6.9% in the first six months of 2008 as compared to the same period in the prior year mainly due to professional fees and compensation expenses recorded in 2007 relating to the discontinuance of the Life Fund Integration strategy combined with lower corporate allocations in the first six months of 2008. Partially offsetting these decreases were unfavorable foreign exchange rate movements of $0.5 million and an increase in compensation costs in the first six months of 2008 associated with a higher headcount and consistent with growth in certain business lines noted above.

Net investment income is included in the calculation of contribution from Life Operations, as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. Net investment income increased by $6.4 million or 3.4% in the six months ended June 30, 2008, as compared to the same period in 2007, primarily as a result of favorable foreign exchange rate movements of $5.8 million. However, it should be noted that as at June 30, 2008, approximately $760 million of the gross unrealized losses on the Company’s investments related to portfolios of Life Operations investment assets primarily as a result of increases in both interest rates and credit spreads during this period, primarily in the U.K. and Euro-zone, and the long duration of the underlying assets. However, as the duration and characteristics of these investments are structured to support the expected future cash outflows and long-term nature of the associated policy benefit reserves, the Company expects minimal turnover in such assets, and accordingly considers these impairments temporary. Refer to “Balance Sheet Analysis” below for further discussion of unrealized losses and gains on investments.

Other Financial Lines

For the six month period ended June 30, 2008, the net results from these structured products were $13.9 million and included net investment income, interest expense and operating expenses of $79.0 million, $58.8 million, and $6.3 million, respectively, while the results for the same period in 2007 were $16.0 million and included net investment income, interest expense and operating expenses of $182.5 million, $160.4 million, and $6.1 million, respectively. For the six months ended June 30, 2008, net investment income and interest expense both decreased primarily as a result of a decrease in the average deposit liability balance and the associated asset portfolios as a result of the settlement of the GIC portfolio noted above. However, operating expenses increased by $0.2 million primarily due to the write-off in the first six months of 2008 of deferred acquisition expenses in relation to the settlement of certain GICs noted above and partially offset by a reduction in compensation expense associated with a reduction in headcount. While not reported within the contribution from the Other Financial Lines segment, approximately $64.2 million of the reported realized losses on investments during the first six months of 2008 related to portfolios associated with GICs and funding agreements.

SCA

As noted above, for further information on SCA, see “Results of Operations” and “Other Revenues and Expenses” within Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, see Notes 4 and 12 to the Consolidated Financial Statements, “Security Capital Assurance Ltd” and “Subsequent Events”, respectively, for further information.

Investment Activities

The following table illustrates the change in net investment income from property and casualty operations, net income from investment affiliates, net realized gains on investments and net realized and unrealized gains on investment and other derivative instruments from property and casualty operations for the six months ended June 30, 2008 and 2007:

(U.S. dollars in thousands)	(Unaudited) Six Months Ended June 30,		% Change
	2008	2007
Net investment income — property and casualty operations (1)	$606,169	$637,178	(4.9)%
Net (loss) income from investment affiliates (2)	(8,636)	185,979	NM	*
Net realized (losses) gains on investments	(100,211)	27,588	NM	*
Net realized and unrealized gains on investment and other derivative instruments	52,806	16,929	211.9%

(1)	Net investment income relating to property and casualty operations does not include the net investment income related to the net results from structured products.

(2)

The Company records the income related to alternative fund affiliates on a one month lag and the private investment affiliates on a three month lag in order for the Company to meet the accelerated filing deadlines.

*	NM — Not meaningful

Net investment income related to property and casualty operations decreased in the six months ended June 30, 2008 as compared to the same period in 2007 due primarily to declining portfolio yields. Portfolio yields decreased as yields earned on investment of cash flows and reinvestment of maturing or sold securities were generally lower than on securities previously held, as prevailing market interest rates, particularly in the U.S., decreased over the last year. As well, the portfolio mix changed as a result of the settlement of the GIC liabilities, as the property and casualty operations assumed a number of the floating rate securities previously held in the Company’s Other Financial Lines segment.

Net income from investment fund affiliates decreased in the first six months of 2008 compared to the first six months of 2007, due primarily to the results from the Company’s alternative funds, which were marginally negative in the first six months of 2008 as compared to strong positive results in the same period of the prior year. These results reflect negative returns in the Company’s alternative portfolio as the markets during the first six months of 2008 were particularly challenging for strategies employed by the Company’s alternative investment managers given the extreme volatility and overall pull back of credit availability. Net income from investment affiliates in the first six months of 2007 was due primarily to very strong performance in alternative fund affiliates.

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

	(Unaudited) Six Months Ended June 30,
	2008(1)	2007(1)
Asset/Liability portfolios
USD fixed income portfolio	(3.5)%	1.2%
Non USD fixed income portfolio	(3.0)%	(1.9)%
Risk Asset portfolios
Alternative portfolio (2)	(0.1)%	10.0%
Equity portfolio	(11.2)%	9.7%
High-Yield fixed income portfolio	(3.6)%	3.2%

(1)

Portfolio returns are calculated by dividing the sum of net investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio. Performance is measured in either the underlying asset currency or the functional currency.

(2)	Performance on the alternative portfolio reflects the six months ended May 31, 2008 and May 31, 2007, respectively.

Net Realized Gains and Losses and Other than Temporary Declines in the Value of Investments

Net realized losses on investments in the first six months of 2008 included net realized losses of $162.4 million related to the write-down of certain of the Company’s fixed income, equity and other investments where the Company determined that there was an other than temporary decline in the value of those investments as well as net realized gains of $62.2 million from sales of investments. Included in the balances noted above are realized losses and impairments in Topical Assets totaling $74.7 million.

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

Net realized and unrealized gains on investment derivatives for the six months ended June 30, 2008 and 2007 resulted from the Company’s investment strategy to manage interest rate risk, foreign exchange risk, credit risk and to replicate permitted investments.

Other Revenues and Expenses

The following table sets forth other revenues and expenses for the six months ended June 30, 2008 and 2007:

(U.S. dollars in thousands)			% Change
	(Unaudited) Six Months Ended June 30,
	2008	2007
Net (loss) income from operating affiliates (1)	$(48,348)	$98,721	NM *
Amortization of intangible assets	840	840	0.0%
Corporate operating expenses	83,030	88,003	(5.7)%
Interest expense (2)	99,442	110,030	(9.6)%
Income tax expense	81,907	134,043	(38.9)%

(1)	The Company records the income related to its operating affiliates on a three month lag in order for the Company to meet the accelerated filing deadlines.

(2)	Interest expense does not include interest expense related structured products as reported within the Insurance and Reinsurance segments.

*	NM — Not meaningful

The following table sets forth the net (loss) income from operating affiliates for the six months ended June 30, 2008 and 2007:

(U.S. dollars in thousands)
	(Unaudited) Six Months Ended June 30,		% Change
	2008	2007
Net (loss) income from financial operating affiliates	$(85,948)	$5,300	NM	*
Net income from investment manager affiliates	14,620	81,315	(82.0)%
Net income from other strategic operating affiliates	22,980	12,106	89.8%

Total	$(48,348)	$98,721	NM	*

*	NM — Not meaningful

In the six months ended June 30, 2008, the net loss from financial operating affiliates was primarily as a result of $87.2 million of additional losses related to the reinsurance and guarantee agreements with SCA. These charges were partially offset by net income associated with other financial operating affiliates. As noted above, at December 31, 2007, the Company wrote down its investment in both SCA and Primus to zero. No equity earnings have been recorded in the first six months of 2008 relating to the common equity interests in either SCA or Primus as a result of both companies reported results throughout 2008. With regards to SCA, further details are included above in “Results of Operations.” In addition, see Notes 4 and 12 to the Consolidated Financial Statements, “Security Capital Assurance Ltd” and “Subsequent Events”, respectively, for further information.

Investment manager affiliate income decreased by $66.7 million or 82.0% during the first six months of 2008 as compared to the same period in the prior year primarily as a result of recent volatility in both the credit and equity markets, impacting most significantly, investment manager affiliates specializing in global equities as well as fixed income securities.

Income from other strategic operating affiliates increased in the first six months of 2008 as compared to the same period in 2007 mainly due to strong earnings reported in the first six months of 2008 relating to an insurance affiliate which writes largely direct U.S. homeowners insurance and the Company’s Brazilian joint venture ITAU XL Seguros Corporativos S.A.

Corporate operating expenses in the six months ended June 30, 2008 decreased compared to the six months ended June 30, 2007 primarily as a result of lower compensation expenses as a result of performance based accruals recorded in the first six months of 2007, partially offset by higher professional fees in 2008 associated with ongoing capital and restructuring activities.

Interest expense for the six months ended June 30, 2008 as compared to the same period in 2007 was lower as a result of costs recorded in the first six months of 2007 associated with the retirement of the 2009 Senior Notes, combined with accretion charges recorded in the same period relating to the purchase contracts on the 6.5% Units. For more information on the Company’s financial structure, see “Liquidity and Capital Resources.”

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

At June 30, 2008 and December 31, 2007, total investments, cash and cash equivalents, accrued investment income and net payable for investments purchased were $37.9 billion and $43.7 billion, respectively. The following table summarizes the composition of the Company’s total investments and cash and cash equivalents:

(U.S. dollars in thousands)
	(Unaudited) Fair Value at June 30, 2008	Percent of Total	Fair Value at December 31, 2007	Percent of Total
Cash and cash equivalents	$3,704,249	9.8%	$3,880,030	8.9%
Net payable for investments purchased	(304,282)	(0.8)%	(191,472)	(0.4)%
Accrued investment income	411,230	1.1%	447,660	1.0%
Short-term investments	1,340,940	3.5%	1,803,198	4.1%
Fixed maturities:
U.S. Government and Government agency	$2,252,686	6.0%	$2,685,773	6.1%
Corporate	11,676,123	30.8%	12,987,248	29.7%
Mortgage and asset-backed securities	10,889,571	28.8%	14,493,877	33.1%
U.S. States and political subdivisions of the States	462,999	1.2%	253,534	0.6%
Non-U.S. Sovereign Government	3,839,309	10.1%	3,187,358	7.3%

Total fixed maturities	$29,120,688	76.9%	$33,607,790	76.8%
Equity securities	581,092	1.5%	854,815	2.0%
Investments in affiliates	2,401,799	6.3%	2,611,149	6.0%
Other investments	632,015	1.7%	708,476	1.6%

Total investments and cash and cash equivalents	$37,887,731	100.0%	$43,721,646	100.0%

The Company reviews on a regular basis its corporate debt concentration, credit quality and compliance with established guidelines. At June 30, 2008 and December 31, 2007, the average credit quality of the Company’s total fixed income portfolio was “AA”. As at June 30, 2008, approximately 48.5% of the fixed income portfolio was rated “AAA” by one or more of the principal ratings agencies. Approximately 3.0% was below investment grade or not rated.

Net Unrealized Gains and Losses on Investments

At June 30, 2008, the Company had net unrealized losses on fixed maturities and short-term investments of $2,360.9 million and net unrealized gains on equities of $93.9 million. Of these amounts, gross unrealized losses on fixed maturities and short term investments and equities were $2,581.9 million and $29.1 million, respectively. The information presented below for the gross unrealized losses on the Company’s investments at June 30, 2008, shows the potential effect upon future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary. The increase in net unrealized losses on investments during the six months ended June 30, 2008 was primarily due to a widening of credit spreads as well as increasing government interest rates.

The following is an analysis of how long each of those securities with an unrealized loss at June 30, 2008 had been in a continual unrealized loss position:

(U.S. dollars in thousands)
Type of Securities	Length of time in a continual unrealized loss position	(Unaudited) Amount of unrealized loss at June 30, 2008	(Unaudited) Fair Value of Securities in an unrealized loss position at June 30, 2008
Fixed Income and Short-Term	Less than six months	$390,200	$9,652,697
	At least 6 months but less than 12 months	439,090	3,509,459
	At least 12 months but less than 2 years	1,509,602	7,754,189
	2 years and over	242,984	1,670,135

	Total	$2,581,876	$22,586,480

Equities	Less than six months	$17,284	$145,913
	At least 6 months but less than 12 months	11,787	59,872

	Total	$29,071	$205,785

The following is the maturity profile of the fixed income securities that were in a gross unrealized loss position at June 30, 2008:

(U.S. dollars in thousands)
Maturity profile in years of fixed income securities in a continual unrealized loss position	(Unaudited) Amount of unrealized loss at June 30, 2008	(Unaudited) Fair value of securities in an unrealized loss position at June 30, 2008
Less than 1 year remaining	$29,004	$667,910
At least 1 year but less than 5 years remaining	278,336	4,072,211
At least 5 years but less than 10 years remaining	361,077	4,349,254
At least 10 years but less than 20 years remaining	177,967	1,514,745
At least 20 years or more remaining	567,755	3,786,852
Mortgage and asset-backed securities	1,167,737	8,195,508

Total	$2,581,876	$22,586,480

Factors considered in determining that additional other-than-temporary impairment charges were not warranted include; managements’ consideration of current and near term liquidity needs and other available sources, an evaluation of the factors and time necessary for recovery, and the results of on-going retrospective reviews of security sales and the basis for such sales.

(i)

Gross unrealized losses of $0.8 billion related to the Company’s $6.9 billion Life Operations investment portfolio. Of this, $0.4 billion of gross unrealized losses have arisen on $2.5 billion of exposures to corporate financials. At June 30, 2008, this portfolio had an average duration of 8.9 years, primarily denominated in U.K. Sterling and Euros. As a result of the long duration, significant gross losses have arisen as the fair values of these securities are more sensitive to prevailing government interest rates and credit spreads. This portfolio has limited turnover as it is matched to corresponding long duration liabilities.

(ii)

Gross unrealized losses of $0.4 billion related to the Company’s $1.4 billion Topical Asset portfolio. The Company undertook a security level review of these securities and recognized charges to the extent it believed the intrinsic value of the security was below the amortized cost. The Company recognized realized losses, consisting of charges for other-then-temporary impairments and realized losses from sales of over $0.6 billion since the beginning of 2007.

(iii)

Gross unrealized losses of $0.3 billion arose as a result of the Company’s holdings of certain U.S. Dollar assets in a Euro functional currency. As a result, gross unrealized losses arose which were offset through the Company’s cumulative translation adjustment account, and accordingly had no impact on book value.

(iv)

The Company believes that the remaining balance of gross unrealized losses of $1.1 billion, which includes $0.4 billion on corporates of which $0.2 billion is in the financial sector, $0.3 billion on the Company’s Core CDO portfolio which primarily consist of CLO’s, and $0.1 billion on CMBS holdings, was primarily a function of broad market interest rate increases and credit spread widening during the first six months of 2008, and not reflective of any fundamental issue in ultimate recovery of these securities.

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

Unpaid losses and loss expenses totaled $23.0 billion at June 30, 2008, and $23.2 billion at December 31, 2007.

The table below represents a reconciliation of the Company’s unpaid losses and loss expenses for the six months ended June 30, 2008:

(U.S. dollars in thousands)
	(Unaudited) Gross unpaid losses and loss expenses	(Unaudited) Unpaid losses and loss expenses recoverable	(Unaudited) Net unpaid losses and loss expenses
Balance as at December 31, 2007	$23,207,694	$(4,665,615)	$18,542,079
Losses and loss expenses incurred	2,012,522	(73,044)	1,939,478
Losses and loss expenses paid/recovered	2,554,714	(705,095)	1,849,619
Foreign exchange and other	290,409	(59,720)	230,689
Incurred case losses and unwind of discount on reserves associated with reinsurance agreements with SCA	50,663	—	50,663
Paid losses on reserves associated with reinsurance agreements with SCA	51,101	—	51,101

Balance as at June 30, 2008	$22,955,473	$(4,093,284)	$18,862,189

While the Company reviews the adequacy of established reserves for unpaid losses and loss expenses regularly, no assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved. In the future, if such reserves develop adversely, such deficiency would have a negative impact on future results of operations. See “Unpaid Losses and Loss Expenses” in Item 1, “Critical Accounting Policies and Estimates” in Item 7 and Item 8, Note 10 to the Consolidated Financial Statements, “Losses and Loss Expenses”, each in the Company’s Form 10-K for the year ended December 31, 2007 for further discussion.

Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balances Receivable

As a significant portion of the Company’s net premiums written incept in the first six months of the year, certain assets and liabilities have increased at June 30, 2008 compared to December 31, 2007. This includes deferred acquisition costs, unearned premiums, premiums receivable and prepaid reinsurance premiums.

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

At both June 30, 2008 and December 31, 2007, unpaid losses and loss expenses recoverables were $4.1 billion and $4.7 billion, respectively.

The table below presents the Company’s net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable at June 30, 2008 and December 31, 2007.

(U.S. dollars in thousands)
	(Unaudited) June 30, 2008	December 31, 2007
Reinsurance balances receivable	$785,554	$872,465
Reinsurance recoverable on future policy benefits	35,717	31,856
Unpaid losses and loss expenses recoverable	4,177,455	4,804,209
Bad debt reserve on unpaid losses and loss expenses recoverable and reinsurance balances receivable	(151,907)	(193,128)

Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$4,846,819	$5,515,402

Fair Value Measurements of Assets and Liabilities

As disclosed in Note 3 to the Consolidated Financial Statements, “Fair Value Measurements”, effective January 1, 2008, the Company adopted FAS 157 and has accordingly provided required disclosures by level within the fair value hierarchy of the Company’s assets and liabilities that are carried at fair value. As defined in the hierarchy, those assets and liabilities categorized as Level 3 have valuations determined using unobservable inputs. Unobservable inputs may include the entity’s own assumptions about market participant assumptions, applied to a modeled valuation; however, this is not the case with respect to the Company’s Level 3 assets and liabilities. Fixed maturities and short term investments classified within Level 3 are made up of those securities where either significant inputs were utilized in determining the value that were difficult to corroborate with observable market data, or sufficient information regarding the specific inputs utilized by a corroborating value obtained from a broker was not obtained to support a Level 2 classification. At June 30, 2008, a significant component of Level 3 assets represents either Core CDOs, totaling $746.2 million, or securities within the Company’s topical portfolio, totaling $144.6 million. Certain asset classes, primarily consisting of privately placed investments, did not have sufficient market corroborated information available to allow a price to be determined through a form of matrix or modeled pricing and accordingly the valuation was determined through the use of unobservable inputs corroborated by reference to broker or underwriter bid indications. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments as is currently the case for certain U.S. CMOs, ABSs, CMBSs, collateralized debt obligations (CDOs), and other Topical Assets which include certain securities with underlying sub-prime and related residential mortgage exposures (such as sub-prime first liens and Alt-A asset backed securities) for which sufficient information, such as cash flows or other security structure or market information, was not available to enable a price to be determined using a matrix or other model based approach and as such, a valuation was determined using either significant inputs that were difficult to corroborate with observable market data or sufficient information regarding the specific inputs utilized in a corroborating value obtained from a broker was not obtained to support a Level 2 classification. However, increased market illiquidity in the first six months of 2008 did not result in the reclassification of securities into Level 3 due to unavailable Level 2 pricing. While the remainder of the Company’s holdings in securities exposed to sub-prime mortgages are generally not based on quoted prices for identical securities, they are based on model-derived valuations in which all significant inputs and significant value drivers are considered to be observable in active markets, and these securities continue to be classified within Level 2.

While a number of the Level 3 investments have been written down as a result of the Company’s impairment analysis, the Company continues to report, at June 30, 2008, gross unrealized losses at June 30, 2008 of $344.8 million related to Level 3 available-for-sale investments. Management completed a detailed review of the Company’s underlying sub-prime and related residential mortgage exposures, as well as a consideration of the broader structured credit market, and concluded that the unrealized gains and losses in these asset classes are the result of a decrease in value due to technical spreads widening and broader market sentiment, rather than fundamental collateral deterioration and are temporary in nature.

The remainder of the Level 3 assets relate to private equity investments where the nature of the underlying assets held by the investee include positions such as private business ventures and are such that significant Level 3 inputs are utilized in the valuation, and certain derivative positions.

Controls over Valuation of Financial Instruments

The Company performs quarterly reviews of the prices determined through the use of matrix or other model derived prices to assess if the prices represent a reasonable estimate of the fair value. This process is completed by investment and accounting personnel who are independent of those responsible for providing the valuations. The approaches taken to gain comfort include, but are not limited to, valuation comparisons between external sources, and completing recurring reviews of the pricing methodologies utilized. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon available market data, the price originally determined may be substituted for another, or in limited circumstances management may determine that an adjustment is required.

Valuation Methodology of Level 3 Assets and Liabilities

Refer to Notes 2 and 3 of the Consolidated Financial Statements, “Significant Accounting Policies” and “Fair Value Measurements” for a description of the valuation methodology utilized to value Level 3 assets and liabilities, how the valuation methodology is validated as well as further details associated with various assets classified as Level 3. As at June 30, 2008, the Company did not have any liabilities that were carried at fair value based on Level 3 inputs other than derivative instruments in a liability position at June 30, 2008.

Fair Value of Level 3 Assets and Liabilities

At June 30, 2008, the fair value of Level 3 assets and liabilities as a percentage of the Company’s total assets and liabilities that are carried at fair value was as follows:

(U.S. dollars in thousands) (Unaudited)	Total Assets and Liabilities Carried at Fair Value at June 30, 2008	Fair Value of Level 3 Assets and Liabilities	Level 3 Assets and Liabilities as a Percentage of Total Assets and Liabilities Carried at Fair Value, by class
Assets
Fixed maturities, at fair value	$29,120,688	$1,527,740	5.2%
Equity securities, at fair value	581,092	—	0.0%
Short term investments, at fair value	1,340,940	8,443	0.6%

Total investments available for sale	$31,042,720	$1,536,183	4.9%
Cash equivalents (1)	2,492,561	—	0.0%
Other investments (2)	533,080	61,593	11.6%
Other assets (3) (4)	174,278	134,444	77.1%

Total assets carried at fair value	$34,242,639	$1,732,220	5.1%

Liabilities
Financial instruments sold, but not yet purchased (5)	$44,497	$—	0.0%
Other liabilities (4) (6)	34,288	79,093	230.7%

Total liabilities carried at fair value	$78,785	$79,093	100.4%

(1)	Cash equivalents balances subject to fair value measurements include certificates of deposit and money market funds.

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

As at June 30, 2008, the balance of Level 3 assets as a percentage of the Company’s total assets that were carried at fair value was 5.1%. The comparable percentage at December 31, 2007 was 3.7%. The increase was primarily as a result of change in the mix of assets in the first six months of 2008 due to the sale of investments associated with the settlement of the GIC portfolio in the first six months of 2008. During the six months ended June 30, 2008, there were no material changes in Level 3 assets as a result of inputs the Company no longer considers observable or valid. The increase in the percentage of total invested assets that is made up of assets which are experiencing increased market illiquidity does reduce the overall liquidity of the Company’s capital resources; however, management do not believe that this change is significant given the many other sources of liquid assets available. Level 3 liabilities at June 30, 2008 represent derivative instruments in a liability position. For further discussion of the Company’s liquidity and available capital resources see “Liquidity and Capital Resources”, below.

Changes in the Fair Value of Level 3 Assets and Liabilities

See Note 3 of the Consolidated Financial Statements, “Fair Value Measurements”, for an analysis of the change in fair value of Level 3 Assets and Liabilities.

Based on the changes in the fair value of Level 3 assets and liabilities during the six months ended June 30, 2008, the Company does not expect any significant impact on the Company’s results of operations or liquidity.

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

Cash flow from operations is generally derived from the receipt of investment income on the Company’s total investment portfolio as well as the net receipt of premiums less claims and expenses related to its underwriting activities in its property and casualty operations as well as its Life Operations segment. Net cash from operations was $647.3 million in the first six months of 2008 compared with $1.2 billion in the same period in 2007. The decrease was primarily as a result of lower net income during the first six months of 2008 as compared to the first six months of 2007.

As part of the recent financial market turbulence that persisted in the latter part of 2007 and has continued throughout 2008, increasingly thin market liquidity has persisted throughout the U.S. and other financial markets. Despite this increase in illiquidity throughout the financial markets, the Company successfully raised over $4 billion of cash from its fixed income portfolio in order to settle the entire GIC portfolio in the first six months of 2008. The Company continues to manage its liquidity needs through changes in the mix of its investment portfolio as well as through other available capital resources and lines of credit as noted below.

As noted above, subsequent to June 30, 2008, the Company announced the Master Agreement with SCA in connection with, among other things, the termination of reinsurance agreements. The agreement calls for the payment by the Company to SCA of $1.775 billion in cash and the transfer by the Company to SCA of eight million of the Company’s Class A ordinary shares. The Company plans to fund this payment through the offering of both ordinary shares and equity security units as further described below. In addition to the customary closing conditions, the Master Agreement is conditioned on the completion of the Company’s capital raise noted below.

In addition, the Company intends to redeem X.L. America, Inc.’s $255 million 6.58% Guaranteed Senior Notes due April 2011 and will fund the redemption from the net proceeds from the offering of both ordinary shares and equity security units as further described below.

Capital Resources

At June 30, 2008, the Company had total shareholders’ equity of $8.8 billion. In addition to ordinary and preferred share capital, the Company depends on external sources of financing such as debt, credit facilities and contingent capital to support its underwriting activities.

In order to fund the payments to SCA under the Master Agreement and the redemption of X.L. America, Inc.’s $255 million 6.58% Guaranteed Senior Notes, described above, the Company, on July 28, 2008, announced its plans to raise approximately $2.5 billion of additional capital through an issuance of both ordinary shares and equity security units (the "ESUs"). The ESUs consist of: (i) forward purchase contracts to purchase, and the Company to issue, its ordinary shares and (ii) debt securities. In addition, the Company will use the proceeds from the offerings for general corporate purposes as well as the replenishment of the capital base of certain of the Company’s subsidiaries.

Concurrent with the closing of the Master Agreement with SCA, the Company announced its intention to exercise the put option under its Mangrove Bay contingent capital facility entered into in July 2003 resulting in net proceeds to the Company of approximately $500 million in exchange for the issuance by the Company of 20,000,000 Series C Preference Ordinary Shares.

For further details relating to the Master Agreement as well as the capital raising activities noted above, see Note 12 to the Consolidated Financial Statements, “Subsequent Events”.

On September 24, 2007, the Board of Directors of the Company approved a share repurchase program, authorizing the Company to repurchase up to $500.0 million of its Class A ordinary shares. Repurchases may be made from time to time in the open market or in privately negotiated transactions, and the Company expects that those repurchases will be funded from cash on-hand. The timing and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, legal requirements and other factors. As at June 30, 2008, the Company could repurchase $375.5 million of its equity securities under the share repurchase program.

Debt

The following table presents the Company’s indebtedness under outstanding debt securities and lenders’ commitments as at June 30, 2008:

Notes Payable and Debt (U.S. dollars in thousands)	Commitment	In Use	Year of Expiry	Payments Due by Period
				Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
5-year revolvers (1)	$1,000,000	$—	2010/2012	$—	$—	$—	$—
5-year revolver	100,000	—	2010	—	—	—	—
5.25% Senior Notes	745,000	745,000	2011	—	745,000	—	—
6.58% Guaranteed Senior Notes	255,000	255,000	2011	—	255,000	—	—
6.50% Guaranteed Senior Notes	598,872	598,872	2012	—	—	600,000	—
5.25% Senior Notes	595,955	595,955	2014	—	—	—	600,000
6.375% Senior Notes	350,000	350,000	2024	—	—	—	350,000
6.25% Senior Notes	324,403	324,403	2027	—	—	—	325,000

	$3,969,230	$2,869,230		$—	$1,000,000	$600,000	$1,275,000

“Commitment” and “In Use” data represent June 30, 2008 accreted values. “Payments Due by Period” data represent ultimate redemption values.

(1)	The 2010 and 2012 5-year revolving credit facilities share a $1.0 billion revolving credit sublimit.

Credit facilities, contingent capital and other sources of collateral

At June 30, 2008, the Company had six letter of credit facilities in place with total availability of $7.3 billion, of which $3.1 billion was utilized.

Other Commercial Commitments (U.S. dollars in thousands)	Commitment	In Use	Year of Expiry	Amount of Commitment Expiration per period
				Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Letter of Credit Facility	$200,000	$153,564	Continuous	$200,000	$—	$—	$—
Letter of Credit Facility (1)	2,250,000	—	2010	—	2,250,000	—	—
Letter of Credit Facility (1)	4,000,000	2,352,706	2012	—	—	4,000,000	—
Letter of Credit Facility	317	317	2008	317	—	—	—
Letter of Credit Facility	133	133	2008	133	—	—	—
Letter of Credit Facility	896,355	625,251	2009	—	896,355	—	—

Six letter of credit facilities	$7,346,805	$3,131,971		$200,450	$3,146,355	$4,000,000	$—

(1)	Of the total letter of credit facilities above, $1 billion is also included in the revolvers under notes payable and debt.

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

In addition, the Company has entered into contingent capital transactions of which no up-front proceeds were received by the Company; however, in the event that the associated irrevocable put and/or contingent put option agreements are exercised, proceeds previously raised from investors from the issuance of pass-through trust securities would be received in return for the issuance of preferred shares by the Company as applicable. As noted above, concurrent with the Company’s announcement relating to the Master Agreement, the Company announced its intention to exercise the put option under its Mangrove Bay contingent capital facility entered into in July 2003 resulting in net proceeds to the Company of approximately $500 million in exchange for the issuance by the Company of 20,000,000 Series C Preference Ordinary Shares.

Ratings

The Company’s ability to underwrite business is dependent upon the quality of its claims paying and financial strength ratings as evaluated by independent rating agencies. As a result, in the event that the Company is downgraded, its ability to write business may be adversely affected. The Company regularly evaluates its capital needs to support the volume of business written in order to maintain its assigned financial strength ratings. The Company regularly provides financial information to rating agencies to both maintain and enhance existing ratings.

In June 2008, Moody’s Investor Services, Inc. (“Moody’s”) affirmed the ‘A1’ financial strength rating of the Company’s principal insurance and reinsurance subsidiaries; however, Moody’s provided a ‘Negative’ outlook with regards to these ratings as a result of further stress on the Company’s capital and financial flexibility resulting from the downgrades at SCA in the first six months of 2008 and uncertainty surrounding reinsurance and guarantee agreements with SCA.

Consistent with the ratings actions noted above, Standard and Poor’s (“S&P”), in July 2008, placed the ‘A+’ financial strength rating of the Company’s leading property and casualty operating companies’ on ‘CreditWatch with Negative Implications’. As well, in July 2008, Fitch Ratings

(“Fitch”) placed the ‘A+’ financial strength rating of the Company’s leading property and casualty operating subsidiaries ‘On Watch for Possible Downgrade’.

Additionally, as relates to the S&P and Moody’s rating actions, further concerns were expressed relating to the Company’s investment portfolio and the underlying exposure to structured mortgage securities.

The following are the current financial strength and claims paying ratings from internationally recognized rating agencies in relation to the Company’s principal insurance and reinsurance subsidiaries and pools:

Rating agency	Rating	Outlook
S&P	A+	(CreditWatch with Negative Implications)
Fitch	A+	(On Watch for Possible Downgrade)
A.M. Best	A	(Stable)
Moody’s	A1	(Negative)

In addition, XL Capital Ltd had the following long term debt ratings as at June 30, 2008: ‘bbb’ (Stable) from A.M. Best, ‘A–’(CreditWatch with Negative Implications) from S&P, ‘Baa1’ (Negative) from Moody’s and ‘A’ (On Watch for Possible Downgrade) from Fitch.

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following: (i) the risk that the closing of the transactions contemplated by the Master Agreement does not occur for any reason; (ii) changes to the size of the Company’s claims relating to natural catastrophes; (iii) the timely and full recoverability of reinsurance placed by the Company with third parties, or other amounts due to the Company; (iv) the projected amount of ceded reinsurance recoverables and the ratings and creditworthiness of reinsurers may change; (v) the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by the Company; (vi) higher than expected defaults on relevant underlying obligations of SCA’s subsidiaries and the adequacy of the claims paying ability of those SCA subsidiaries; (vii) the potential for larger than expected mark-to-market movements on credit derivatives originally written by SCA and reinsured by the Company; (viii) ineffectiveness or obsolescence of the Company’s business strategy due to changes in current or future market conditions; (ix) increased competition on the basis of pricing, capacity, coverage terms or other factors; (x) greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than the Company’s underwriting, reserving or investment practices anticipate based on historical experience or industry data; (xi) developments in the world’s financial and capital markets that adversely affect the performance of the Company’s investments and the Company’s access to such markets including, but not limited to further market developments relating to sub-prime and residential mortgages (xii) the potential impact on the Company from government-mandated insurance coverage for acts of terrorism; (xiii) the potential impact of variable interest entities or other off-balance sheet arrangements on the Company; (xiv) developments in bankruptcy proceedings or other developments related to bankruptcies of companies insofar as they affect property and casualty insurance and reinsurance coverages or claims that the Company may have as a counterparty; (xv) availability of borrowings and letters of credit under the Company’s credit facilities; (xvi) changes in regulation or tax laws applicable to the Company or its subsidiaries, brokers or customers; (xvii) acceptance of the Company’s products and services, including new products and services; (xviii) changes in the availability, cost or quality of reinsurance; (xiv) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xx) loss of key personnel; (xxi) the effects of mergers, acquisitions and divestitures; (xxii) changes in ratings, rating agency policies or practices; (xxiii) changes in accounting policies or practices or the application thereof; (xxiv) legislative or regulatory developments; (xxv) changes in general economic conditions, including inflation, foreign currency exchange rates and other factors; (xxvi) the effects of business disruption or economic contraction due to war, terrorism or other hostilities; and (xxvii) the other factors set forth in the Company’s other documents on file with the United States Securities and Exchange Commission (the “SEC”). The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. The Company is principally exposed to the following market risks: interest rate risk, foreign currency exchange rate risk; equity price risk; credit risk; weather and energy-related risk, and other related market risks.

The Company’s investment market risk arises from its investment portfolio which consists of fixed income securities, alternative investments, public equities, private investments, derivatives, other investments, and cash, denominated in both U.S. and foreign currencies, which are sensitive to changes in interest rates, credit spreads, equity prices, foreign currency exchange rates and other related market risks. The Company’s fixed income and equity securities are classified as available-for-sale, and as such changes in interest rates, credit spreads on corporate and structured credit, equity prices, foreign currency exchange rates or other related market instruments will have an immediate effect on comprehensive income and shareholders’ equity but will not ordinarily have an immediate effect on net income. Nevertheless, changes in interest rates, credit spreads, equity prices and other related market instruments affect consolidated net income when, and if, a security is sold or impaired.

The Company enters into derivatives and other financial instruments primarily for risk management purposes. The Company conducts activities in two main types of derivative instruments: weather and energy derivatives and investment-related derivative instruments. In addition, following the secondary sale of SCA common shares, the Company retained some credit derivative exposures written by SCA through reinsurance agreements that have certain of these derivatives exposures embedded within them. From time to time, the Company also uses investment derivative instruments such as futures, options, interest rate swaps, credit default swaps and foreign currency forward contracts to manage the duration of its investment portfolio and foreign currency exposures and also to obtain exposure to a particular financial market. The Company’s derivative transactions can expose the Company to credit derivative risk, weather and energy risk, foreign currency exchange rate risk, etc. The Company attempts to manage these risks based on guidelines established by senior management. Derivative instruments are carried at fair value with the resulting changes in fair value recognized in income in the period in which they occur.

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

Interest Rate Risk

The Company’s fixed income portfolio is exposed to interest rate risk. Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The Company manages interest rate risk within the context of its overall asset liability management strategy by setting duration targets for its investment portfolio in line with the estimated duration of its liabilities, thus mitigating the overall economic effect of interest rate risk. The Company remains nevertheless exposed to accounting interest rate risk since the assets are marked to market, thus subject to market conditions, while liabilities are accrued at a static rate. The hypothetical case of an immediate 100 basis point adverse parallel shift in global bond curves as at June 30, 2008, would decrease the fair value of the Company’s fixed income portfolio by approximately 4.4% or $1.5 billion.

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

The principal currencies creating foreign exchange risk for us are the British pound sterling, the Euro, the Swiss Franc, and the Canadian dollar. The Company’s net notional foreign currency denominated exposure on foreign exchange contracts was $336.3 million and $341.7 million as at June 30, 2008 and December 31, 2007 respectively, with a net unrealized loss of $1.2 million and net unrealized gain of $0.9 million as at June 30, 2008 and December 31, 2007, respectively.

Equity Price Risk

The Company’s equity portfolio as well as certain derivatives and certain affiliate investments are exposed to equity price risk. Equity price risk is the potential loss arising from changes in the market value of equities. An immediate hypothetical 10% change in the value of each equity position in the Company’s equity portfolio would affect the fair value of the portfolio by approximately $50.8 million as at June 30, 2008. This excludes exposures to equities in the Company’s affiliate investments.

As at June 30, 2008, the Company’s equity portfolio was approximately $507 million as compared to $757 million as at December 31, 2007. This excludes fixed income fund investments and publicly traded alternative funds that generally do not have the risk characteristics of equity investments. As at June 30, 2008, the Company’s allocation to equity securities was approximately 1.3% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to approximately 1.7% as at December 31, 2007.

As at June 30, 2008, the top ten equity holdings represented approximately 10.5% of the Company’s total equity portfolio as compared to approximately 11.5% as at December 31, 2007.

Credit Risk

The Company’s exposure to market movements related to credit risk is primarily due to its investment portfolio, credit derivatives embedded in financial guarantee reinsurance exposures, receivable and ceded reinsurance balances. Within the investment portfolio, credit risk is the exposure to adverse change in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries or countries. In addition, credit risk pertains to adverse change in the creditworthiness of the Company’s reinsurers and retrocessionaires, and their ability to pay certain reinsurance receivable and recoverable balances. The hypothetical case of an immediate 25 basis point adverse increase in all the global corporate and structured credit spreads to which the Company’s fixed income portfolio is exposed to at June 30, 2008, would decrease the fair value of the Company’s fixed income portfolio by approximately $316.4 million.

The table below shows the Company’s fixed income portfolio by credit rating in percentage terms of the Company’s total fixed income exposure (including fixed maturities, short-term investments, cash and cash equivalents, accrued investment income and net payable for investments purchased) as at June 30, 2008:

Total
AAA	48.5%
AA	20.4%
A	18.6%
BBB	9.5%
BB & below	2.7%
NR	0.3%

Total	100.0%

At June 30, 2008, the average credit quality of the Company’s total fixed income portfolio was “AA.”

As at June 30, 2008, the top 10 corporate holdings, which exclude government guaranteed and government sponsored enterprises, represented approximately 5.1% of the total fixed income portfolio and approximately 14.0% of all corporate holdings. The top 10 corporate holdings listed below represent the direct exposure to the corporations listed below, including their subsidiaries, and exclude any securitized, credit enhanced and collateralized asset or mortgage backed securities, cash and cash equivalents, pooled notes and any over-the-counter (“OTC”) derivative counterparty exposure, if applicable.

Top 10 Corporate Holdings	Percentage of Total Fixed Income Portfolio (1)
General Electric Company	0.8%
HBOS plc	0.7%
Citigroup Inc	0.6%
The Goldman Sachs Group, Inc	0.6%
Bank of America Corporation	0.5%
HSBC Holdings plc	0.5%
Lloyds TSB Group plc	0.4%
Merrill Lynch & Co., Inc.	0.4%
Banco Santander S.A..	0.3%
Barclays plc	0.3%

(1)	Including fixed maturities, short-term investments, cash and cash equivalents, accrued investment income and net payable for investments purchased.

As at June 30, 2008, the top 5 corporate sector exposures represented 28.8% of the total fixed income portfolio and 78.4% of all corporate holdings.

Top 5 Sector Exposures	Fair Value	Percent of Fixed Income Portfolio
Financials	$6,209.7	18.1%
Consumer, Non-Cyclical	1,023.4	3.0%
Communications	902.1	2.6%
Industrials	891.1	2.6%
Utilities	853.7	2.5%

Total	$9,880.0	28.8%

The Company also has exposure to market movement related to credit risk associated with its mortgage-backed and asset-backed securities. The table below shows the breakdown of the $10.9 billion structured credit portfolio as at June 30, 2008, of which approximately 82% is AAA rated:

(U.S. dollars in millions)	Fair Value	Percent of Portfolio
CMBS	$3,365.9	30.8%
Agency	1,508.9	13.8%
Whole Loans	1,440.4	13.2%
Core CDO (non-ABS CDOs and CLOs)	903.4	8.3%
Other ABS:
ABS — Auto	857.0	7.8%
ABS — Credit Cards	558.5	5.1%
ABS — Other	853.2	7.8%
Topical:
Sub-prime first lien	724.4	6.6%
Alt-A	635.1	5.8%
Second lien (including sub-prime second lien mortgages)	66.3	0.6%
ABS CDOs with sub-prime collateral	17.9	0.2%

Total	$10,931.0	100.0%

For further discussion of the exposure to credit market movements in the Company’s investment portfolio see the Investment Value-at-Risk section below.

As at June 30, 2008, the Company had exposure to market movements as a result of credit risk exposures related to the facultative and excess of loss reinsurance agreements noted above. A portion of the exposures resulting from this business represented risks written by SCA in credit derivative form which were reinsured by the Company and were required to be marked to fair value. The fair value of such instruments was determined using models developed by SCA management. Although the Company reviewed the validity of the overall methodology applied, it relied on SCA management’s application of the model to individual exposures. For further details surrounding this exposure, see Item 1, Note 4 to the Consolidated Financial Statements, “Security Capital Assurance Ltd.” Subsequent to June 30, 2008, the Company announced that an agreement had been reached with SCA in connection with the termination of reinsurance agreements. For further details relating to the SCA agreement, see Note 12 to the Consolidated Financial Statements, “Subsequent Events”.

With regards to unpaid losses and loss expenses recoverable and reinsurance balances receivable, the Company has credit risk should any of its reinsurers be unable or unwilling to settle amounts due to the Company; however, these exposures are not marked to market. For further information relating to reinsurer credit risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balances Receivable.”

The Company is exposed to credit risk in the event of non-performance by the other parties to its derivative instruments in general; however, the Company does not anticipate non-performance. The difference between the notional principal amounts and the associated market value is the Company’s maximum credit exposure.

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

The Company manages its weather and energy risk portfolio through the employment of a variety of strategies. These include geographical and directional diversification of risk exposures and direct hedging within the capital and reinsurance markets. Risk management is undertaken on a portfolio-wide basis, to maintain a portfolio that the Company believes is well diversified and which remains within the aggregate risk tolerance established by the Company’s senior management. As at June 30, 2008, the Company’s VaR related to these risks did not exceed $20.0 million in any one season.

Other Market Risks

The Company’s private investment portfolio is invested in limited partnerships and other entities which are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments, and risks specific to startup or small companies.

As at June 30, 2008, the Company’s exposure to private investments was $387.8 million compared to $427.5 million as at December 31, 2007.

At June 30, 2008, bond and stock index futures outstanding had a net short position of $46.2 million as compared to a net short position of $384.5 million at December 31, 2007. A 10% appreciation or depreciation of the underlying exposure to these derivative instruments would have resulted in realized gains or realized losses of $4.6 million as at June 30, 2008 and $38.5 million as at December 31, 2007, respectively. The Company may reduce its exposure to these futures through offsetting transactions, including options and forwards.

Investment Value-at-Risk (VaR)

The VaR of the investment portfolio at June 30, 2008, based on a 95% confidence level with a one month holding period was approximately $795 million as compared to $648 million at December 31, 2007. The VaR of all investment related derivatives excluding investments in affiliates and other investments was approximately $22.1 million as compared to $19.1 million at December 31, 2007. The Company’s investment portfolio VaR as at June 30, 2008 is not necessarily indicative of future VaR levels.

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

Given the investment portfolio allocations as at June 30, 2008, the Company would expect to lose approximately 6.3% of the portfolio if the most damaging event stress tested was repeated, all other things held equal, as compared to 6.0% at December 31, 2007. Given the investment portfolio allocations as at June 30, 2008, the Company would expect to gain approximately 19.5% of the portfolio if the most favorable event stress tested was repeated, all other things held equal, as compared to 18.1% at December 31, 2007. The Company assumes that no action is taken during the stress period to either liquidate or rebalance the portfolio. The Company believes that this fairly reflects the potential decreased liquidity that is often associated with stressed market environments.

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

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On September 21, 2004, a consolidated and amended class action complaint (the “Amended Complaint”) was served on the Company and certain of its present and former directors and officers as defendants in a putative class action (Malin et al. v. XL Capital Ltd et al.) filed in United States District Court, District of Connecticut (the “Malin Action”). The Malin Action purports to be on behalf of purchasers of the Company’s common stock between November 1, 2001 and October 16, 2003, and alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (the “Securities Laws”). The Amended Complaint alleged that the defendants violated the Securities Laws by, among other things, failing to disclose in various public statements, reports to shareholders and other communications the alleged inadequacy of the Company’s loss reserves for its NAC Re subsidiary (now known as XL Reinsurance America, Inc.) and that, as a consequence, the Company’s earnings and assets were materially overstated. On August 26, 2005, the Court dismissed the Amended Complaint owing to its failure adequately to allege that the lead plaintiffs had sustained a loss, but provided leave for the plaintiffs to file a further amended complaint. The plaintiffs thereafter filed another amended complaint (the “Second Amended Complaint”), which is similar to the Amended Complaint in its substantive allegations. On December 31, 2005, the defendants filed a motion to dismiss the Second Amended Complaint. The plaintiffs opposed the motion. In addition, the plaintiffs filed a motion to strike certain documents and exhibits that the XL defendants had proffered in support of the motion to dismiss. By Order dated December 15, 2006, the Judge granted in part and denied in part plaintiffs’ motion to strike and allowed limited discovery through March 2, 2007. The Judge denied defendants’ motion to dismiss without prejudice to its renewal at the conclusion of such discovery. On March 22, 2007, the defendants filed their renewed motion to dismiss the Second Amended Complaint. By order dated July 21, 2007, the Judge granted defendants’ renewed motion and dismissed the Second Amended Complaint. On August 30, 2007 plaintiffs filed a notice of appeal. Briefing on the Appeal is concluded and the parties await scheduling of argument. The Company and the defendant present and former officers and directors will continue to vigorously defend the Malin Action.

In November 2006, a subsidiary of the Company (“DOJ”) received a grand jury subpoena from the Antitrust Division of the U.S. Department of Justice and a subpoena from the SEC, both of which seek documents in connection with an investigation into the municipal guaranteed investment contract (“GIC”) market and related products. In June 2008, subsidiaries of the Company also received a subpoena from the Connecticut Attorney General and an Antitrust Civil Investigative Demand from the Office of the Florida Attorney General in connection with a coordinated multi- state Attorneys General investigation into the matters referenced in the DOJ and SEC subpoenas. The Company is fully cooperating with these investigations.

In March 2008, two subsidiaries of the Company were named, along with 20 other providers and insurers of municipal Guaranteed Investment Contracts and similar derivative products (“collectively Municipal Derivatives”) as well as fourteen brokers of such products, in two purported federal antitrust class actions filed in the federal courts in the District of Columbia and the Southern District of New York. These complaints allege that there was a conspiracy among the defendants during the period from January 1, 1992 to the present to rig bids for Municipal Derivatives. The purported class of plaintiffs consists of purchasers of Municipal Derivatives. In April 2008, another federal antitrust class action containing similar allegations was filed in the Northern District of California against 39 defendants, including the same two subsidiaries of the Company, as well as XL Capital, Ltd. The Judicial Panel on Multidistrict Litigation ordered that the Southern District of New York will serve as the venue for these actions. The plaintiffs are expected to file a consolidated amended complaint, and defendants will then have 60 days to move or answer in response thereto. In addition, in July 2008, the same two subsidiaries were named in similar actions filed by the cities of Los Angeles and Stockton in California state courts. The Company intends to vigorously defend these actions.

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

By Opinion and Order dated August 31, 2007, the Court dismissed the Class Action plaintiffs’ Sherman Act claims with prejudice and, by Opinion and Order dated September 28, 2007, the Court dismissed the Class Action plaintiffs’ RICO claims with prejudice. In its September 28, 2007, Opinion and Order, the Court declined to exercise supplemental jurisdiction over the Class Action plaintiffs’ state law claims. On October 10, 2007, the Class Action plaintiffs filed a Notice of Appeal, stating their intention to appeal to the U.S. Court of Appeals for the Third Circuit (the “Third Circuit”) from the District Court’s October 3, 2006 Opinion and Order; April 5, 2007 Opinions and Order; August 31, 2007 Opinion and Order; and September 28, 2007 Opinion and Order. All appellate briefs have now been filed. By Order dated July 2, 2008, the Third Circuit stayed the appeal pending further proceedings in the District Court in connection with the filings by defendant Marsh and the Class Action plaintiffs announcing their agreement to settle the Class Action. By motion dated July 10, 2008, the Class Action plaintiffs filed a motion with the Third Circuit requesting that the stay be vacated. The Third Circuit has not yet ruled on that motion.

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

Three purported class actions were filed against “XL Insurance Ltd” (“XLI”) and others in the United States District Court, for the Southern District of New York on behalf of shareholders of Security Capital Assurance, Inc. (“SCA”). The complaints, filed December 7, 2007, December 18, 2007 and January 8, 2008 named as defendants in addition to XLI, SCA, two SCA officers, (and in two of the cases) Goldman Sachs & Co., J.P. Morgan Securities, Inc., and Merrill Lynch, Pierce Fenner & Smith, Inc. All allege violations of various U.S. Securities laws against the defendants arising from purchases of SCA shares in the June 6, 2007 secondary offering and shortly before. The complaints allege, among other things, that the Registration Statement and other public disclosures made by SCA and the individual defendants contained untrue statements of material facts and omitted other necessary facts to make the statements not misleading. The complaints allege that the disclosures failed to disclose that SCA was materially exposed to risky securities relating to sub-prime real estate mortgages. The allegations against XLI claim it is liable as a selling shareholder and as a party that “controlled” SCA during the relevant time period. In late April, the Judge issued an order consolidating the actions, appointing Employees’ Retirement System of the state of Rhode Island as lead plaintiff, and approving its selection of lead counsel. The order further provides that the lead plaintiff shall file a Consolidated Amended Complaint. The matter is designated In Re Security Capital Assurance Ltd. Securities Litigation. Plaintiffs’ Consolidated Amended Complaint is currently due to be filed on or before August 6, 2008.

In connection with the secondary offering of SCA shares at issue, the Company and SCA agreed to indemnify the several underwriters of that offering against certain liabilities, including liabilities under the Securities Act of 1933. The underwriters named as defendants in the litigation have communicated their request for the Company and/or SCA to indemnify the underwriters for payment of legal fees and expenses incurred with respect to the litigation.

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

ITEM 1A.     RISK FACTORS

“The risk factors set forth below update and replace the risk factors previously disclosed in Item 1A of Part I of the Company’s Form 10-K for the year ended December 31, 2007 under the headings “Risk Related to the Company,” “Risks Related to the Insurance and Reinsurance Industries,” “Risks Related to Regulation,” “Risks Related to Taxation” and “Risk Related to the Company’s Ordinary Shares,” except that until such time as the transactions contemplated by the Master Agreement are consummated, (1) the risk factor set forth under the heading “If the Company’s guarantee agreements with SCA are triggered, there may be a material adverse effect on the Company’s financial condition, results of operations and/or liquidity” as set forth in the Company’s Form 10-K for the year ended December 31, 2007, shall not be replaced and (2) the eleventh and twelfth sentences of the penultimate paragraph in the risk factor under the heading “If actual claims exceed the Company’s loss reserves, its financial results could be adversely affected,” as set forth in the Company’s Form 10-K for the year ended December 31, 2007, should be replaced with the following “Under most of the credit default swap contracts insured by XLCA, and reinsured by the Company, it would be an event of default if XLCA should become insolvent. If there were an event of default by XLCA, the holders of these swaps would have the right to terminate the swaps and to obtain a termination payment from XLCA, and possibly expose the Company under the Company’s reinsurance agreements or guarantees, based on the market value of the swaps at the time of termination.”

Risks Related to the Company

A downgrade in our credit ratings by one or more rating agencies could materially and negatively impact our business, financial condition, results of operations and/or liquidity.

As our ability to underwrite business is dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies, a further downgrade by any of these institutions could cause our competitive position in the insurance and reinsurance industry to suffer and make it more difficult for us to market our products. A downgrade could also result in a substantial loss of business for us as ceding companies and brokers that place such business may move to other insurers and reinsurers with higher ratings.

Based on the announcements relating to the SCA Agreement and these offerings, once successful, it is management’s expectation that our financial strength and debt ratings ultimately will be affirmed at their current levels, though we do expect that some of the rating agencies will assign a “negative” outlook to us.

A downgrade of the A.M. Best financial strength rating of XL Capital Ltd, XL Insurance (Bermuda) Ltd or XL Re Ltd below “A-,” which is currently two notches below our current A.M. Best rating of “A,” would constitute an event of default and may require the posting of cash collateral under our letter of credit and revolving credit facilities. Such downgrades by A.M. Best or similar downgrades by S&P will trigger cancellation provisions in the majority of our assumed reinsurance contracts. See “—A decline in our ratings may allow many of our clients to terminate their contracts with us,” below. Either of these events would reduce our financial flexibility and materially adversely affect our business, financial condition and results of operations and could have a significant adverse effect on the market price for our securities.

A decline in our ratings may allow many of our clients to terminate their contracts with us.

The majority of our assumed reinsurance contracts contain provisions that would allow our clients to cancel the contract in the event of a downgrade in our ratings below specified levels by one or more rating agencies. Based on premium value, approximately 65% of our reinsurance contracts that incepted at January 1, 2008 contained provisions allowing clients to cancel those contracts upon a decline in our ratings.

Typically, the cancellation provisions in our assumed reinsurance contracts would be triggered if S&P or A.M. Best were to downgrade our financial strength ratings below “A-,” which is currently three levels below our current S&P rating of “A+” and two levels below our current A.M. Best rating of “A.” Whether a client would exercise its cancellation rights after such a downgrade would likely depend, among other things, on the reasons for the downgrade, the extent of the downgrade, the prevailing market conditions, the degree of unexpired coverage, and the pricing and availability of replacement reinsurance coverage. In the event of such a downgrade, we cannot predict whether or how many of our clients would actually exercise such cancellation rights or the extent to which any such cancellations would have a material adverse effect on our financial condition, results of operations or future prospects and could have a significant adverse effect on the market price for our securities.

The occurrence of disasters could adversely affect our financial condition.

We have substantial exposure to losses resulting from natural and man-made disasters and other catastrophic events. Catastrophes can be caused by various events, including hurricanes, earthquakes, floods, hailstorms, explosions, severe weather, fires, war, acts of terrorism and political instability. The incidence and severity of catastrophes are inherently unpredictable, and it is difficult to predict the timing of such events with statistical certainty or estimate the amount of loss any given occurrence will generate.

The occurrence of claims from catastrophic events is likely to result in substantial volatility in our financial condition and results of operations for the fiscal quarter or year in which a catastrophic event occurs, as well as subsequent fiscal periods, and could have a material adverse effect on our financial condition and results of operations and our ability to write new business. This risk is exacerbated due to accounting principles and rules that do not permit reinsurers to reserve for such catastrophic events until they occur. We expect that increases in the values and concentrations of insured property, the effects of inflation and changes in cyclical weather patterns will increase the severity of catastrophic events in the future. Although we attempt to manage our exposure to catastrophic events, a single catastrophic event could affect multiple geographic zones and lines of business and the frequency or severity of catastrophic events could exceed our estimates, in each case potentially having a material adverse effect on our financial condition and results of operations. In addition, while we may, depending on market conditions, purchase catastrophe reinsurance and retrocessional protection, the occurrence of one or more major catastrophes in any given period could result in losses that exceed such reinsurance and retrocessional protection or make it more difficult or expensive for us to purchase reinsurance or retrocessional protection and have a material adverse effect on our financial condition and results of operations and result in substantial liquidation of investments, possibly at a loss, and outflows of cash as losses are paid.

The failure of any of the underwriting risk management strategies that we employ could have a material adverse effect on our financial condition, results of operations and/or liquidity.

We seek to limit our loss exposure by, among other things, writing a number of our reinsurance contracts on an excess of loss basis, adhering to maximum limitations on reinsurance written in defined geographical zones, limiting program size for each client and prudently underwriting each program written. In addition, in the case of proportional treaties, we generally seek to use per occurrence limitations or loss ratio caps to limit the impact of losses from any one event. We cannot be sure that all of these loss limitation methods will have the precise risk management impact intended. For instance, although we also seek to limit our loss exposure by geographic diversification, geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone’s limits. Underwriting involves the exercise of considerable judgment and the making of important assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. The failure of any of the underwriting risk management strategies that we employ could have a material adverse effect on our financial condition and results of operations. Also, we cannot provide assurance that various provisions of our policies, such as limitations or exclusions from coverage or choice of forum, will be enforceable in the manner that we intend and disputes relating to coverage and choice of legal forum may arise, which could materially adversely affect our financial condition and results of operations.

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

Similarly, the actual emergence of claims for life business may vary from the assumptions underlying the policy benefit reserves, in particular, the future assumed mortality improvements on the blocks of in-payment annuities.

In relation to financial guarantee business and related exposures, we establish reserves for losses and loss adjustment expenses on such business based on management’s best estimate of the ultimate expected incurred losses. Our estimated ultimate expected incurred losses are comprised of: (i) case basis reserves, (ii) unallocated reserves, and (iii) cumulative paid losses to date. Establishment of such reserves requires the use and exercise of significant judgment by management, including with respect to estimates regarding the occurrence and amount of a loss on an insured or reinsured obligation. Estimates of losses may differ from actual results and such difference may be material, due to the fact that the ultimate dispositions of claims are subject to the outcome of events that have not yet occurred. Examples of these events include changes in the level of interest rates, credit deterioration of insured and reinsured obligations, and changes in the value of specific assets supporting insured and reinsured obligations. Both qualitative and quantitative factors are used in establishing such reserves. In determining the reserves, management considers all factors in the aggregate, and does not attribute the reserve provisions or any portion thereof to any specific factor. In general, guarantees written in credit default swap form are exposed to the same risks as noted above, except in events of default by the guarantor. Credit default swaps, however, do not qualify for the financial guarantee scope exception under FAS 133, and, therefore are reported at fair value with changes in the fair value included in earnings. Fair value for such swaps are determined based on methodologies further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2007. Any estimate of future costs is subject to the inherent limitation on our ability to predict the aggregate course of future events. It should therefore be expected that the actual emergence of losses and loss adjustment expenses will vary, perhaps materially, from any estimate.

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

There is a possibility that the SCA Agreement and the related commutations and releases could be challenged or that we could be subject to litigation as a result of the SCA Agreement. Any such challenge could have a material adverse effect on our financial condition, results of operations, liquidity or the market price of our securities.

We provided certain reinsurance protections (the “Reinsurance Agreements”) with respect to adverse development on certain transactions as well as indemnification under specific facultative and excess of loss coverages for subsidiaries of SCA: XLFA and XLCA. As at June 30, 2008, our total net exposure under facultative agreements with SCA subsidiaries was approximately $6.4 billion of net par value outstanding. Pursuant to the SCA Agreement, all of these Reinsurance Agreements will be commuted.

In addition, through one or more of our subsidiaries, we entered into certain agreements with subsidiaries of SCA pursuant to which we guaranteed certain obligations of XLFA and XLCA under specific agreements more fully described below under “Description of the SCA Agreement” (the “Guarantee Agreements”). See “Description of the SCA Agreement” below for more information regarding the Guarantee Agreements and the Reinsurance Agreements. As at June 30, 2008, the total net par value outstanding of business written by subsidiaries of SCA which falls under the Guarantee Agreements was approximately $60 billion. Pursuant to the terms of, and required conditions under, the SCA Agreement, XLFA’s facultative quota share reinsurance agreement with XLCA, and all individual risk cessions thereunder, and the Financial Security Master Facultative Agreement, and all individual risk cessions thereunder, will be commuted, thereby rendering the XLFA Guarantee and Financial Security Guarantee of no further force and effect.

After the closing under the SCA Agreement, SCA and its applicable subsidiaries will be required to use commercially reasonable efforts to commute the underlying financial guarantees that are the subject of the EIB Guarantees. There can be no assurances that such commutation will ultimately occur and that our $1.1 billion exposure (as of June 30, 2008 after giving effect to the SCA Agreement) under the EIB Guarantees will be eliminated.

While the NYID and the BMA have approved the SCA Agreement and related agreements and transactions, as further described below, including the commutation of the agreements described above and the Delaware Insurance Department (“DID”) has approved the SCA Agreement and the commutation of the XLFA/XLCA Quota Share, which approval will become effective upon the redomestication of XLFA as a Delaware domiciled insurance company and although the Company believes the effect of the SCA Agreement will be to relieve us of all of our obligations under the Reinsurance Agreements and the Guarantee Agreements (other than as noted above with respect to the EIB Guarantee, if such Guarantee remains in place post-closing), no assurance can be given that the enforceability of the SCA Agreement, the agreements relating thereto and the transactions contemplated thereunder will not be challenged, including under applicable fraudulent transfer laws (described in the following paragraph) and/or by asserting any number of other theories for recovery, including third-party beneficiary rights, or that other litigation will not be commenced against us as a result of the SCA Agreement and such related agreements and transactions. We believe that we would have significant defenses to any such challenges and would vigorously defend against any such claims. However, we cannot assure you that any such claims would not be made or, that any such claims would not ultimately be successful.

Under federal bankruptcy law and comparable provisions of state fraudulent transfer laws (including those applicable in any state insurance insolvency proceeding) SCA’s commutation and release of our obligations pursuant to the SCA Agreement and related agreements would constitute a voidable fraudulent transfer if it was determined that SCA or any applicable subsidiary thereto, at the time it entered into the SCA Agreement or such related agreement:

•	intended to hinder, delay or defraud its creditors; or

•	received less than “reasonably equivalent value” or “fair consideration” for such release; and either

•	was insolvent or rendered insolvent by reason of such incurrence; or

•	was engaged in a business or transaction for which its remaining assets constituted unreasonably small capital; or

•	intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature.

Among other regulatory approvals obtained in connection with the SCA Agreement, the NYID issued an approval letter to XLCA under Section 1505 of the New York Insurance Law and the DID issued an approval letter to XLFA under Section 5005(a) of the Delaware Insurance Code (effective upon XLFA’s redomestication to Delaware) (both of which require that the terms of a transaction between an issuer and one or more of its affilaites be fair and equitable) stating, in the case of NYID, that the terms of the SCA Agreement and each of the commutations are fair and equitable to XLCA and do not adversely affect policyholders of XLCA and, in the case of the DID, stating that the terms of the SCA Agreement and the commutation of the XLFA/XLCA Quota Share were fair and equitable to XLFA. The BMA (the domiciliary regulator of XLFA) also issued an approval letter approving the SCA Agreement and each commutation to which XLFA is a party, including the XLFA/XLCA Quota Share. There can be no assurance that a court would agree with our, the NYID’s, the DID’s, the BMA’s or SCA’s conclusions, or as to what law or standard a court would ultimately apply in making any such determination or as to how such court would ultimately rule. Additionally, in the event of any liquidation or rehabilitation or similar proceeding of any insurance subsidiary of SCA, there can be no assurance that any insurance regulator or regulators responsible for such proceedings, in their capacity as liquidator or rehabilitator, would respect the insurance regulatory approvals obtained in connection with the SCA Agreement.

If any such challenge were successful, we could be required to honor our original obligations under the Reinsurance Agreements and Guarantee Agreements or be subject to other remedies. Any challenge could have a material adverse effect on the market price for our securities and on our business and, if successful, could also have a material adverse effect on our financial condition, results of operations and liquidity.

On July 28, 2008, SCA announced that it has conducted a review of its June 30, 2008 loss reserves. Based on the preliminary results of this review, SCA believes that its case reserves will have increased substantially as of June 30, 2008, primarily due to significant deterioration with respect to its exposure to collateralized debt obligations of asset backed securities and residential mortgage- backed securities. As a result, SCA’s New York-based insurance subsidiary, XLCA, will report negative statutory surplus and its Bermuda-based reinsurance subsidiary, XLFA, will report negative total statutory capital and surplus as of June 30, 2008. Upon the successful closing of the transactions contemplated by the SCA Agreement, SCA’s settlement with Merrill Lynch International (the “Merrill Agreement”) and related agreements, and pending the satisfaction of the conditions to closing of the SCA Agreement and the Merrill Agreement, XLCA expects to have positive statutory surplus and XLFA expects to have positive total statutory capital and surplus. In the absence of the consummation of the transactions contemplated by the SCA Agreement, Merrill Agreement and related agreements, XLCA and XLFA would likely be subject to regulatory action by their primary regulators, the NYID and the BMA. As a result of these developments, there is substantial doubt about SCA’s ability to continue as a going concern. Upon closing of the transactions contemplated by the SCA Agreement and the Merrill Agreement, SCA intends to re-assess whether substantial doubt exists about SCA’s ability to continue as a going concern.

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

As industry practices and legal, judicial, social and other environmental conditions change, unexpected issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims, such as the effects that recent disruptions in the credit markets could have on the number and size of reported claims under D&O and professional liability insurance lines of business. In some instances, these changes may not become apparent until some time after we have issued the insurance or reinsurance contracts that are affected by the changes. As well, our actual losses may vary materially from our current estimate of the loss based on a number of factors, including receipt of additional information from insureds or brokers, the attribution of losses to coverages that had not previously been considered as exposed and inflation in repair costs due to additional demand for labor and materials. As a result, the full extent of liability under an insurance or reinsurance contract may not be known for many years after such contract is issued and a loss occurs.

We may require additional capital in the future, which may not be available to us on satisfactory terms, on a timely basis or at all.

Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover our losses. To the extent that the funds generated by our ongoing operations are insufficient to fund future operating requirements and cover claim payments, or that the Company’s capital position is adversely impacted by mark-to-market movements on the investment portfolio, we may need to raise additional funds through financings or curtail our growth and reduce our assets. Any future financing may not be available on terms that are favorable to us, if at all. Following this offering, it may be more difficult for us to raise additional capital for some period of time. Any future equity financings could be dilutive to our existing shareholders or could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our other securities. Our inability to obtain adequate capital could have a material adverse effect on our business, financial condition and results of operations.

Under Rule 3-09 of Regulation S-X, we may be required to file separate audited financial statements of SCA (the “SCA Financials”) in our Annual Report on Form 10-K for the year ended December 31, 2008. If we are required to file the SCA Financials and they are not available at the time of filing our Annual Report, we may not satisfy the registrant requirements for use of Form S-3 and therefore may be ineligible to use such Form. Should we be unable to file our Annual Report including the SCA Financials on or before the required date, we may be ineligible to use Form S-3 for a period of twelve months. This restriction could adversely affect our ability to raise capital. We may seek a “no action” letter or other relief from the SEC from the requirement to file the SCA financials. However, we cannot assure you that we will be successful in obtaining such a letter or other relief.

We may be unable to purchase reinsurance and, even if we are able to successfully purchase reinsurance, we are subject to the possibility of uncollectability.

We purchase reinsurance for our own account in order to mitigate the volatility that losses impose on our financial condition. Our clients purchase reinsurance from us to cover part of the risk originally written by them. Retrocessional reinsurance involves a reinsurer ceding to another reinsurer, the retrocessionaire, all or part of the reinsurance that the first reinsurer has assumed. Reinsurance, including retrocessional reinsurance, does not legally discharge the ceding company from its liability with respect to its obligations to its insureds or reinsureds. A reinsurer’s or retrocessionaire’s insolvency, inability or refusal to make timely payments under the terms of its agreements with us, therefore, could have a material adverse effect on us because we remain liable to our insureds and reinsureds. At June 30, 2008, we had approximately $4.8 billion of reinsurance recoverables and reinsurance balances receivable, net of reserves for uncollectible recoverables. For further information regarding our reinsurance exposure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Quarterly Report filed on Form 10-Q for the quarter ended June 30, 2008, which is incorporated by reference in this prospectus supplement and the accompanying prospectus.

From time to time, market conditions may limit or prevent us from obtaining the types and amounts of reinsurance that we consider adequate for our business needs such that we may not be able to obtain reinsurance or retrocessional reinsurance from entities with satisfactory creditworthiness in amounts that we deem desirable or on terms that we deem appropriate or acceptable.

Since we depend on a few brokers for a large portion of our revenues, loss of business provided by any one of them could adversely affect us.

We market our insurance and reinsurance products worldwide primarily through insurance and reinsurance brokers. Marsh & McLennan Companies and AON Corporation and their respective subsidiaries provided approximately 18% and 17%, respectively, of our gross written premiums for property and casualty operations for the year ended December 31, 2007. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

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

We are exposed to significant capital markets risk related to changes in interest rates, credit spreads and defaults, market liquidity, equity prices and foreign currency exchange rates. In the first six months of 2008, particularly in the first quarter, financial market conditions continued to be extremely challenging as the global credit crisis that began in July 2007 continued to adversely impact global fixed income markets. While credit spreads on both corporate and structured credit improved modestly in the second quarter, spread levels remained wide as at June 30, 2008 as compared to June 30, 2007, resulting in continuing depressed pricing on credit product. Continuing challenges included continued weakness in the U.S. housing market and increased mortgage delinquencies, investor anxiety over the U.S. economy, rating agency downgrades of various structured products and financial issuers, unresolved issues with structured investment vehicles and monolines, deleveraging of financial institutions and hedge funds and a serious dislocation in the inter-bank market. If significant, continued volatility, changes in interest rates, changes in credit spreads and defaults, a lack of pricing transparency, market liquidity, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. dollar, individually or in tandem, could have a material adverse effect on our consolidated results of operations, financial condition or cash flows through realized losses, impairments, and changes in unrealized positions. Levels of write down or impairment are impacted by our assessment of the intent and ability to hold securities which have declined in value until recovery. We periodically review our investment portfolio. If, as a result of such review, we determine to reposition or realign portions of the portfolio where we determine not to hold certain securities in an unrealized loss position to recovery, then we will incur an other than temporary impairment charge.

Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. Our investment portfolio contains interest rate sensitive instruments, such as fixed income securities, which may be adversely affected by changes in interest rates from governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in interest rates would increase the net unrealized loss position of our investment portfolio, offset by our ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates would decrease the net unrealized loss position of our investment portfolio, offset by lower rates of return on funds reinvested. Our mitigation efforts with respect to interest rate risk are primarily focused towards maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile. However, our estimate of the liability cash flow profile may be inaccurate and we may be forced to liquidate investments prior to maturity at a loss in order to cover liabilities. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our assets relative to our liabilities.

A portion of our risk asset portfolio consists of below investment-grade high yield fixed income securities. These securities, which pay a higher rate of interest, also have a higher degree of credit or default risk. Certain sectors within the investment and below investment grade fixed income market, such as structured and corporate credit may be less liquid in times of economic weakness or market disruptions. While we have put in place procedures to monitor the credit risk and liquidity of our invested assets, in general and those impacted by recent credit market issues specifically, it is possible that, in periods of economic weakness or periods of turmoil in capital markets, we may experience default losses in our portfolio, in particular the structured credit portfolio, which constituted 32% of our total portfolio as of June 30, 2008. This may result in a material reduction of net income, capital and cash flows. Beginning in the latter half of 2007 and continuing throughout

2008, increasing delinquencies in U.S. residential collateral in various securitized products has lead to increased volatility and decreased liquidity across financial markets as a whole. Decreases in market liquidity have increased the difficulty and volatility in pricing across credit exposed markets. Such illiquidity volatility and related uncertainty may persist or even worsen in the future.

We invest a portion of our portfolio in common stock or equity-related securities such as hedge funds and private investments. The value of these assets fluctuates, along with other factors, with equity and credit markets. In times of economic weakness, the market value and liquidity of these assets may decline, and may impact net income, capital, and cash flows. In addition, certain of the products offered by our Life Operations segment offer guaranteed benefits which increase our potential benefit exposure should equity markets decline.

Our functional currencies of our principal insurance and reinsurance subsidiaries include the U.S. dollar, U.K. sterling, the Euro, the Swiss Franc, and the Canadian dollar. Exchange rate fluctuations relative to the functional currencies may materially impact our financial position and results of operations. Many of our non-U.S. subsidiaries maintain both assets and liabilities in currencies different than their functional currency, which exposes us to changes in currency exchange rates.

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

Current legal and regulatory activities relating to insurance brokers and agents, contingent commissions, the municipal guaranteed investment contract market and the financial guarantee market could adversely affect our business, financial condition and results of operations.

Contingent commission arrangements have been a focus of investigations by various regulatory agencies, including certain state Attorneys General and insurance departments. Due to various governmental investigations into contingent commission practices, various market participants have modified or eliminated acquisition expenses formerly arising from Placement Service Agreements and related arrangements. As a result, it is possible that policy commissions or brokerage that we pay may increase in the future and/or that different forms of contingent commissions will develop in the future. Any such additional expense could have a material adverse effect on our financial conditions or results.

One of our subsidiaries that had been a provider of municipal guaranteed investment contracts (“GICs”) received a grand jury subpoena in November 2006 from the Antitrust Division of the U.S. Department of Justice (the “DOJ”) and a subpoena from the SEC seeking documents pursuant to respective investigations into municipal GICs and related products sold in connection with municipal bond offerings. Our subsidiary is fully cooperating with these federal industry-wide investigations. In June 2008, subsidiaries of ours also received a subpoena from the Office of the Connecticut Attorney General and an Antitrust Civil Investigative Demand from the Office of the Florida Attorney General in connection with a coordinated multi-state Attorneys General investigation into the matters referenced in the DOJ and SEC subpoenas. We are fully cooperating with these investigations.

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

Lawsuits, including putative class action lawsuits, have been filed against us by policyholders and security holders the ultimate outcome of which could have a material adverse effect on our consolidated financial condition, future operating results and/or liquidity

We are subject to lawsuits and arbitrations in the regular course of our business. In addition, lawsuits have been filed against us as detailed in “Legal Proceedings” in our Quarterly Report filed on Form 10-Q for the quarter ended June 30, 2008, which is incorporated by reference in this prospectus supplement and the accompanying prospectus. We believe that we have substantial defenses to all outstanding litigation and intend to pursue our defenses vigorously, although an adverse resolution of one or more of these items could have a material adverse effect on our results of operations in a particular fiscal quarter or year.

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

Many of our senior executives working in Bermuda are not Bermudian and our success may depend in part on the continued services of key employees in Bermuda. Under Bermuda law, non- Bermudians (other than spouses of Bermudians and holders of permanent resident certificates) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. A work permit may be granted or renewed by the Bermuda government for a specific period of time, upon showing that, after proper public advertisement, no Bermudian (or spouse of a Bermudian or holder of a permanent resident certificate) is available who meets the minimum standards reasonably required by an employer with respect to a certain position. The government of Bermuda places a six-year term limit on individuals with work permits, subject to certain exemptions for key employees. No assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term.

Because we are a holding company, if our subsidiaries do not make dividend and other payments to us, we may not be able to pay dividends or make payments on our debt securities and other obligations.

As a holding company with no direct operations or significant assets other than the capital stock of our subsidiaries, we rely on investment income, cash dividends and other permitted payments from our subsidiaries to make principal and interest payments on our debt, to pay operating expenses and common and preferred shareholder dividends and to pay certain of our other obligations that may arise from time to time. We expect future investment income, dividends and other permitted payments from these subsidiaries to be our principal source of funds to pay such expenses, preferred and common stock dividends and obligations. The payment of dividends to us by our insurance and reinsurance subsidiaries is limited under the laws of Bermuda, the Cayman Islands, the U.K., Ireland and certain insurance statutes of various states in the United States in which our insurance and reinsurance subsidiaries are licensed to transact business.

Our U.S. insurance and reinsurance subsidiaries are subject to state regulatory restrictions that generally require cash dividends to be paid only out of earned statutory surplus. Further, the amount payable without the prior approval of the applicable state insurance department is generally limited to the greater of 10% of policyholders’ surplus or statutory capital, or 100% of the subsidiary’s prior year statutory net income. In addition, Bermuda insurance laws and regulations (i) require our insurance and reinsurance subsidiaries to maintain certain minimum solvency margins and minimum liquidity ratios, (ii) prohibit dividends that would result in a breach of these requirements, and (iii) limit the amount by which we can reduce surplus without prior approval from the BMA.

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

The insurance and reinsurance industries have historically been cyclical, characterized by periods of intense price competition due to excess underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. An increase in premium levels is often offset by an increasing supply of insurance and reinsurance capacity, either by capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers, which may cause prices to decrease. Either of these factors could lead to a significant reduction in premium rates, less favorable policy terms and conditions and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance and reinsurance industries significantly. Currently, both the insurance and reinsurance industries are experiencing soft market conditions, including decreases in premium rates across most lines of business, increased competitive pressures and increased retention by insureds and/or cedants. Such soft market conditions may persist for the foreseeable future. Gross and net premiums written during the three months ended June 30, 2008 decreased by 24.5% and 31.2%, respectively, as compared to the second quarter in 2007. These decreases resulted from such softening market conditions and us declining certain business where market rates were below our acceptable underwriting return levels, together with increased retentions by clients.

Competition in the insurance and reinsurance industries could reduce our operating margins.

The insurance and reinsurance industries are highly competitive. We compete on an international and regional basis with major U.S., Bermudian, European and other international insurers and reinsurers and with underwriting syndicates, some of which have greater financial and management resources and higher ratings than we do. We also compete with new companies that continue to be formed to enter the insurance and reinsurance markets. In addition, capital market participants have recently created alternative products that are intended to compete with reinsurance products. Increased competition could result in fewer submissions, lower premium rates and less favorable policy terms and conditions, which could reduce our margins.

Unanticipated losses from terrorism and uncertainty surrounding the future of the TRIPRA could have a material adverse effect on our financial condition and results of operations.

In response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11 event, the Terrorism Risk Insurance Program (“TRIP”) was created upon the enactment of the U.S. Terrorism Risk Insurance Act of 2002 (“TRIA”) to ensure the availability of commercial insurance coverage for certain terrorist acts in the U.S. This law established a federal assistance program through the end of 2005 to help the commercial property and casualty insurance industry cover claims related to future terrorism-related losses and required that coverage for terrorist acts be offered by insurers. TRIA was originally scheduled to expire at the end of 2005, but was extended in December 2005 for an additional two years. On December 26, 2007, President George Bush approved the Terrorism Risk Insurance Program

Reauthorization Act of 2007 (“TRIPRA”), extending TRIP through December 31, 2014 and also eliminated the distinction between foreign and domestic acts of terrorism.

TRIA voided in force terrorism exclusions as of November 26, 2002 for certified terrorism on all TRIA specified property and casualty business. TRIA required covered insurers to make coverage available for certified acts of terrorism on all new and renewal policies issued after TRIA was enacted. TRIA along with further extensions to TRIP, as noted above, allows us to assess a premium charge for terrorism coverage and, if the policyholder declines the coverage or fails to pay the buy-back premium, certified acts of terrorism may then be excluded from the policy, subject, however, to state specific requirements. Terrorism coverage cannot be excluded from workers’ compensation policies. Subject to a premium-based deductible and provided that we have otherwise complied with all the requirements as specified under TRIPRA, we are eligible for reimbursement by the Federal Government for up to 85% of our covered terrorism-related losses arising from a certified terrorist attack. Such payment by the government will, in effect, provide reinsurance protection on a quota share basis. Entitlement to such reimbursement ends once the aggregated insured losses for the entire insurance industry exceed $100 billion in a single program year.

We believe that TRIP and the related legislation has been an effective mechanism to assist policyholders and industry participants with the extreme contingent losses that might be caused by acts of terrorism. We cannot assure you that TRIPRA will be extended beyond 2014, and its expiration could have an adverse effect on us, our clients or the insurance industry.

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

Government intervention and the possibility of future government intervention have created uncertainty in the insurance and reinsurance markets. Government regulators are generally concerned with the protection of policyholders to the exclusion of other constituencies, including shareholders of insurers and reinsurers. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, such proposals could adversely affect our business by, among other things:

•	Providing insurance and reinsurance capacity in markets and to consumers that we target, e.g., the creation or expansion of a state or federal catastrophe funds such as those in Florida;

•	Requiring our participation in industry pools and guarantee associations;

•	Expanding the scope of coverage under existing policies;

•	Regulating the terms of insurance and reinsurance policies; or

•	Disproportionately benefiting the companies of one country over those of another.

The insurance industry is also affected by political, judicial and legal developments that may create new and expanded theories of liability, which may result in unexpected claims frequency and severity and delays or cancellations of products and services by insureds, insurers and reinsurers which could adversely affect our business.

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

XL Insurance (Bermuda) Ltd and XL Re Ltd, two of our wholly-owned operating subsidiaries, are registered Bermuda Class 4 insurers. As such, they are subject to regulation and supervision in Bermuda. Bermuda insurance statutes and the regulations and policies of the BMA require XL Insurance (Bermuda) Ltd and XL Re Ltd to, among other things:

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

We do not presently intend for XL Insurance (Bermuda) Ltd and XL Re Ltd to be admitted to do business in the United States, the United Kingdom or any jurisdiction other than Bermuda. However, we cannot provide assurance that insurance regulators in the United States, the United Kingdom or elsewhere will not review the activities of XL Insurance (Bermuda) Ltd or XL Re Ltd, their respective subsidiaries or their agents and claim that XL Insurance (Bermuda) Ltd or XL Re Ltd is subject to such jurisdiction’s licensing requirements. If any such claim is successful and XL Insurance (Bermuda) Ltd or XL Re Ltd must obtain licenses in a jurisdiction other than Bermuda, we may be subject to taxation in such jurisdiction.

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

Generally, Bermuda insurance statutes and regulations applicable to XL Insurance (Bermuda) Ltd and XL Re Ltd are less restrictive than those that would be applicable if they were governed by the laws of any state in the United States. If in the future we become subject to any insurance laws of the United States or any state thereof or of any other jurisdiction, we cannot provide assurance that we would be in compliance with such laws or that complying with such laws would not have a significant and negative effect on our business.

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

Risks Related to Taxation

We and our Bermuda insurance subsidiaries may become subject to taxes in Bermuda after March 28, 2016, which may have a material adverse effect on our financial condition, results of operations and your investment.

We and our Bermuda insurance subsidiaries have received from the Ministry of Finance in Bermuda exemptions from any Bermuda taxes that might be imposed on profits, income or any capital asset, gain or appreciation until March 28, 2016. The exemptions are subject to the proviso that they are not construed so as to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda (we and our Bermuda insurance subsidiaries are not so currently designated) and to prevent the application of any tax payable in accordance with the provisions of The Land Tax Act 1967 or otherwise payable in relation to the land leased to us and our Bermuda insurance subsidiaries. We, as a permit company under The Companies Act 1981 of Bermuda, have received similar exemptions, which are effective until March 28, 2016. We and our Bermuda insurance subsidiaries are required to pay certain annual Bermuda government fees and certain business fees as an insurer under The Insurance Act 1978 of Bermuda. Currently there is no Bermuda withholding tax on dividends paid by our Bermuda insurance subsidiaries to us. Given the limited duration of the Ministry of Finance’s assurance, we cannot be certain that we or our Bermuda insurance subsidiaries will not be subject to any Bermuda tax after March 28, 2016. Such taxation could have a material adverse effect on our financial condition, results of operations and the price of our ordinary shares.

We may become subject to taxes in the Cayman Islands after June 2, 2018, which may have a material adverse effect on our results of operations and your investment.

Under current Cayman Islands law, we are not obligated to pay any taxes in the Cayman Islands on our income or gains. We have received an undertaking from the Governor-in-Council of the Cayman Islands pursuant to the provisions of the Tax Concessions Law, as amended, that until June 2, 2018, (i) no subsequently enacted law imposing any tax on profits, income, gains or appreciation shall apply to us and (ii) no such tax and no tax in the nature of an estate duty or an inheritance tax shall be payable on any of our ordinary shares, debentures or other obligations. Under current law, no tax will be payable on the transfer or other disposition of our ordinary shares. The Cayman Islands currently impose stamp duties on certain categories of documents; however, our current operations do not involve the payment of stamp duties in any material amount. The Cayman Islands also currently impose an annual corporate fee upon all exempted companies incorporated in the Cayman Islands. Given the limited duration of the undertaking from the Governor-in-Council of the Cayman Islands, we cannot be certain that we will not be subject to any Cayman Islands tax after June 2, 2018. Such taxation could have a material adverse effect on our financial condition, results of operations and your investment.

We and our Bermuda insurance subsidiaries may become subject to U.S. tax, which may have a material adverse effect on our results of operations and your investment.

We take the position that neither we nor any of our Bermuda insurance subsidiaries are engaged in a U.S. trade or business through a U.S. permanent establishment. Accordingly, we take the position that none of our Bermuda insurance subsidiaries should be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on some types of U.S. source investment income). However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the United States, we cannot be certain that the U.S. Internal Revenue Service (the “IRS”) will not contend successfully that we or any of our Bermuda insurance subsidiaries are engaged in a trade or business in the United States. If we or any of our Bermuda insurance subsidiaries were considered to be engaged in a trade or business in the United States, any such entity could be subject to U.S. corporate income and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case our financial condition and results of operations could be materially adversely affected. See “Certain Tax Considerations—Taxation of XL Capital and XL—United States.”

The Organisation for Economic Co-operation and Development is considering measures that might change the manner in which we are taxed.

On July 17, 2008, the Organisation for Economic Co-operation and Development (the “OECD”) issued the final version of its “Report on the Attribution of Profits to Permanent Establishments” (the “Report”). The Report is the final report on the OECD’s project to establish a broad consensus regarding the interpretation and practical application of Article 7 of the OECD Model Tax Convention on Income and on Capital (“Article 7”). Article 7 sets forth international tax principles for attributing profits to a permanent establishment and forms the basis of an extensive network of bilateral income tax treaties between OECD member countries and between many OECD member and non-member countries. Part IV of the Report addresses the attribution of profits to a permanent establishment of an enterprise that conducts insurance activities.

The OECD has undertaken to implement the conclusions of the Report in two phases. First, to provide improved certainty for the interpretation of existing treaties based on the current text of Article 7, the OECD has revised the commentary to the current version of Article 7 to take into account the conclusions of the Report that do not conflict with the existing interpretation of Article 7 reflected in the previous commentary. Second, to reflect the full conclusions of the Report, the OECD intends to issue a new version of Article 7 and related commentary to be used in the negotiation of new treaties and amendments to existing treaties. A discussion draft of the new Article 7 and related commentary was released on July 7, 2008, and the final version of this new Article 7 is expected to be released in 2010. The final version of new Article 7 might include provisions that could change the manner in which we are taxed.

If an investor acquires 10% or more of our ordinary shares, it may be subject to taxation under the “controlled foreign corporation” (the “CFC”) rules.

Under certain circumstances, a U.S. person who owns 10% or more of the voting power of a foreign corporation that is a CFC (a foreign corporation in which 10% U.S. shareholders own more than 50% of the voting power of the foreign corporation or more than 25% of a foreign insurance company) for an uninterrupted period of 30 days or more during a taxable year must include in gross income for U.S. federal income tax purposes such “10% U.S. Shareholder’s” pro rata share of the CFC’s “subpart F income,” even if the subpart F income is not distributed to such 10% U.S. Shareholder, if such 10% U.S. Shareholder owns (directly or indirectly through foreign entities) any shares of the foreign corporation on the last day of the corporation’s taxable year. “Subpart F income” of a foreign insurance corporation typically includes foreign personal holding company income (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income) attributable to the insurance of risks situated outside the CFC’s country of incorporation. Ownership of the units being issued in these offerings (or ownership of the 7.00% Equity Security Units we issued in 2005) by a U.S. person may cause such person to be treated for U.S. federal income tax purposes as the owner of our ordinary shares prior to the purchase contract settlement date. For purposes of interpreting the voting restrictions in our Articles of Association, we intend to treat the ordinary shares issuable upon settlement of a purchase contract underlying a unit as currently owned by the holder of that unit. See “Certain Tax Considerations—Taxation of Shareholders—Ownership and Disposition of Ordinary Shares—Classification as a Controlled Foreign Corporation.”

We believe that because of the dispersion of our share ownership, provisions in our organizational documents that limit voting power and other factors, no U.S. person or U.S. partnership that acquires our shares directly or indirectly through one or more foreign entities should be required to include its “subpart F income” in income under the CFC rules of the Code. See “Description of XL Capital Ordinary Shares” in the accompanying prospectus for a description of these provisions. It is possible, however, that the IRS could challenge the effectiveness of these provisions and that a court could sustain such a challenge, in which case an investor’s investment could be materially adversely affected, if the investor is considered to own 10% or more of our shares.

U.S. Persons who hold shares will be subject to adverse tax consequences if we are considered to be a Passive Foreign Investment Company (a “PFIC”) for U.S. federal income tax purposes.

If we are considered a PFIC for U.S. federal income tax purposes, a U.S. person who owns any of our shares will be subject to adverse tax consequences, including a greater tax liability than might otherwise apply and tax on amounts in advance of when tax would otherwise be imposed, in which case an investor’s investment could be materially adversely affected. In addition, if we were considered a PFIC, upon the death of any U.S. individual owning shares, such individual’s heirs or estate would not be entitled to a “step-up” in the basis of the shares which might otherwise be available under U.S. federal income tax laws. We believe that we are not, have not been, and currently do not expect to become, a PFIC for U.S. federal income tax purposes. We cannot provide absolute assurance, however, that we will not be deemed a PFIC by the IRS. If we were considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on an investor that is subject to U.S. federal income taxation. See “Certain Tax Considerations—Taxation of Shareholders—United States—Taxation of U.S. Holders of Ordinary Shares—Ownership and Dispositions of Ordinary Shares—Passive Foreign Investment Companies.”

There is U.S income tax risk associated with reinsurance between U.S. insurance companies and their Bermuda affiliates.

Congress has periodically considered legislation intended to eliminate certain perceived tax advantages of Bermuda insurance companies and U.S. insurance companies with Bermuda affiliates, including perceived tax benefits resulting principally from reinsurance between or among U.S. insurance companies and their Bermuda affiliates. In this regard, section 845 of the Code was amended in 2004 to permit the IRS to reallocate, recharacterize or adjust items of income, deduction or certain other items related to a reinsurance agreement between related parties to reflect the proper “amount, source or character” for each item (in contrast to prior law, which only covered “source and character”). If the IRS were to successfully challenge our reinsurance arrangements under section 845, our financial condition and results of operations could be materially adversely affected and the price of our ordinary shares could be adversely affected.

There are U.S. income tax risks associated with the related person insurance income of our non-U.S. insurance subsidiaries.

If (i) the related person insurance income, which we refer to as “RPII,” of any one of our non-U.S. insurance subsidiaries were to equal or exceed 20% of that subsidiary’s gross insurance income in any taxable year and (ii) U.S. persons were treated as owning 25% or more of the subsidiary’s stock (by vote or value), a U.S. person who owns any ordinary shares, directly or indirectly, on the last day of such taxable year on which the 25% threshold is met would be required to include in its income for U.S. federal income tax purposes that person’s ratable share of that subsidiary’s RPII for the taxable year, determined as if that RPII were distributed proportionately only to U.S. holders at that date, regardless of whether that income is distributed. The amount of RPII earned by a subsidiary (generally premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. holder of shares of that subsidiary or any person related to that holder) would depend on a number of factors, including the identity of persons directly or indirectly insured or reinsured by that subsidiary. Although we do not believe that the 20% threshold will be met in respect of any of our non-U.S. insurance subsidiaries, some of the factors that may affect the result in any period may be beyond our control. Consequently, we cannot provide absolute assurance that we will not exceed the RPII threshold in any taxable year.

The RPII rules provide that if a holder who is a U.S. person disposes of shares in a non-U.S. insurance corporation that had RPII (even if the 20% gross income threshold was not met) and met the 25% ownership threshold at any time during the five-year period ending on the date of disposition, and the holder owned any stock at such time, any gain from the disposition will generally be treated as a dividend to the extent of the holder’s share (taking into account certain rules for determining a U.S. holder’s share of RPII) of the corporation’s undistributed earnings and profits that were accumulated during the period that the holder owned the shares (possibly whether or not those earnings and profits are attributable to RPII). In addition, such a shareholder will be required to comply with specified reporting requirements, regardless of the amount of shares owned. We believe that these rules should not apply to dispositions of our ordinary shares because XL Capital is not itself directly engaged in the insurance business. We cannot provide absolute assurance, however, that the IRS will not successfully assert that these rules apply to dispositions of our ordinary shares. See “Certain Tax Considerations—Taxation of Shareholders—United States—Taxation of U.S. Holders of Ordinary Shares—Ownership and Dispositions of Ordinary Shares—Related Person Insurance Income.”

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

Our Articles of Association generally provide that shareholders have one vote for each ordinary share held by them and are entitled to vote, on a non-cumulative basis, at all meetings of shareholders. However, the voting rights exercisable by a shareholder may be limited so that certain persons or groups are not deemed to hold 10% or more of the voting power conferred by our ordinary shares. Under these limitations, some shareholders may have less than one vote for each ordinary share held by them. Moreover, these limitations could have the effect of reducing the voting power of some shareholders who would not otherwise be subject to such limitations by virtue of their direct share ownership. See “Description of XL Capital Ordinary Shares” in the accompanying prospectus.

Provisions in our Articles of Association may restrict the ownership and transfer of our ordinary shares.

Our Articles of Association provide that our Board of Directors shall decline to register a transfer of shares if it appears to our Board of Directors, whether before or after such transfer, that the effect of such transfer would be to increase the number of shares owned or controlled by any person to 10% or more of any class of voting shares, the total issued shares of XL Capital Ltd or the voting power of XL Capital Ltd. In addition, our Articles of Association also provide that if, and for so long as, the votes conferred on any person by the ownership or control of our shares (including any preference ordinary shares) constitute 10% or more of the votes conferred by our issued shares, each such share held by such person shall confer only a fraction of the vote that would otherwise be conferred, as determined by the formula described in our Articles of Association, and such voting rights will continue to be readjusted until no shareholder’s voting rights exceed this limitation as a result of such reduction. Notwithstanding the foregoing, our Board of Directors may make such final adjustments to the aggregate number of votes conferred on any person by the ownership or control of shares that they consider fair and reasonable, in the light of all applicable circumstances, to ensure that such votes represent less than 10% of the aggregate voting power of the votes conferred by all our issued shares. See “Description of XL Capital Ordinary Shares” in the accompanying prospectus. For these purposes, references to ownership or control of our shares mean ownership within the meaning of Section 958 of the Code and Section 13(d)(3) of the Securities Exchange Act of 1934, as amended.

Certain provisions in our charter documents and Rights Agreement could, among other things, impede an attempt to replace our directors or to effect a change of control, which could diminish the value of our ordinary shares.

Our articles of association contain provisions that may make it more difficult for shareholders to replace directors and could delay or prevent a change of control that a shareholder might consider favorable. These provisions include a staggered board of directors, limitations on the ability of shareholders to remove directors, limitations on voting rights and certain transfer restrictions on our ordinary shares. In addition, certain provisions in our Rights Agreement could delay or prevent a change of control that a shareholder might consider favorable. These provisions may prevent a shareholder from receiving the benefit of any premium over the market price of our ordinary shares offered by a bidder in connection with a potential takeover. Even in the absence of a takeover attempt or an attempt to effect a change in management, these provisions may adversely affect the prevailing market price of our ordinary shares if they are viewed as discouraging takeover attempts in the future. See “Description of XL Capital Ordinary Shares” in the accompanying prospectus and “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in our Annual Report filed on Form 10-K for the year ended December 31, 2007, which is incorporated by reference in this prospectus supplement and the accompanying prospectus. In addition, insurance regulations in certain jurisdictions may also delay or prevent a change of control or limit the ability of a shareholder to acquire in excess of specified amounts of our ordinary shares.

It may be difficult to enforce judgments against XL Capital Ltd or its directors and executive officers.

XL Capital Ltd is incorporated pursuant to the laws of the Cayman Islands and our principal executive offices are in Bermuda. In addition, certain of our directors and officers reside outside the United States and a substantial portion of our assets and the assets of such directors and officers are located outside the United States. As such, it may be difficult or impossible to effect service of process within the United States upon those persons or to recover on judgments of U.S. courts against us or our directors and officers, including judgments predicated upon civil liability provisions of U.S. federal securities laws. We have been advised by our Cayman counsel that there is doubt as to whether the courts of the Cayman Islands would enforce:

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

Future sales of shares of our ordinary shares, including ordinary shares held by our insiders or shares issued to SCA in connection with the SCA Agreement, may depress the price of our ordinary shares.

Any sales of a substantial number of ordinary shares, or the perception that those sales might occur, may cause the market price of our ordinary shares to decline.

Although SCA has agreed not to sell the 8,000,000 newly issued ordinary shares it will receive as part of the SCA Agreement prior to the expiration of the 180-day lock up period, the lock-up agreement is only a contractual agreement, which could be waived by us and Goldman, Sachs & Co. and UBS Securities LLC at an earlier time without prior public notice or announcement and allow SCA to sell ordinary shares prior to the expiration of such period. In addition, certain of our executive officers and directors have entered into a lock-up agreement with the underwriters not to sell ordinary shares for a period of 90 days, but those lock-up agreements are subject to certain exceptions and could be waived by the underwriters at an earlier time, allowing our executive officers or directors to sell ordinary shares prior to the expiration of the 90-day lock up period. Any such sales prior to or following the expiration of the applicable lock-up periods, if significant, could reduce the market price for our ordinary shares. For a more detailed description of the lock-up agreements, see “Underwriting.”

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliate Purchasers

The following table provides information about purchases by the Company during the three months ended June 30, 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1-30, 2008	6,930	32.62	—	$375.5 million
May 1-31, 2008	—	—	—	$375.5 million
June 1-30, 2008	4,023	34.91	—	$375.5 million

Total	10,953	33.46	—	$375.5 million

(1)

All shares were purchased in connection with the vesting of restricted shares granted under the Company’s restricted stock plan. All of these purchases were made in connection with satisfying tax withholding obligations of those employees. These shares were not purchased as part of the Company’s share repurchase program noted below.

(2)

On September 24, 2007, the Board of Directors of the Company approved a share repurchase program, authorizing the Company to repurchase up to $500.0 million of its Class A ordinary shares. As at June 30, 2008, the Company could repurchase $375.5 million of its equity securities under the share repurchase program.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual General Meeting of holders of Class A Ordinary Shares (the “Shareholders”) held on April 25, 2008 at the Executive Offices of the Company, XL House, One Bermudiana Road, Hamilton HM 11, Bermuda, the Shareholders approved the following:

1. The election of three Class I Directors to hold office until 2011:

	Votes in Favor	Votes Withheld
Herbert N. Haag	151,932,704	6,207,076
Ellen E. Thrower	146,000,424	12,139,356
John M. Vereker	155,318,665	2,821,115

In addition, the terms of the following Directors continued after the Annual General Meeting: D.R. Comey, R. Glauber, B.M. O’Hara, J.T. Thornton, J. Mauriello, E.M. McQuade, R.S. Parker, and A.Z. Senter.

2. The appointment of PricewaterhouseCoopers LLP, New York, New York, to act as the registered independent public accounting firm for the Company for the year ending December 31, 2008:

Votes In Favor	Votes Against	Abstentions
155,710,947	1,375,040	1,053,793

3. Approval of the amendment of the Company’s Director’s Stock and Option Plan

Votes In Favor	Votes Against	Abstentions
137,319,080	11,581,544	1,283,754

ITEM 6.     EXHIBITS

10.1**	Operational Transformation Services Agreement between Accenture LLP and XL Global Services, Inc.
31**	Rule 13a-14(a)/15d-14(a) Certifications
32**	Section 1350 Certification

**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XL CAPITAL LTD (Registrant)
Date: July 28, 2008	/s/ MICHAEL S. MCGAVICK
Michael S. McGavick Chief Executive Officer
Date: July 28, 2008	/s/ BRIAN W. NOCCO
Brian W. Nocco Executive Vice President and Chief Financial Officer