Form 10-Q
period 2008-09-30
XL CAPITAL LTD
filed 2008-11-03
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 28, 2008, there were 330,787,685 outstanding Class A Ordinary Shares, $0.01 par value per share, of the registrant.

XL CAPITAL LTD

INDEX TO FORM 10-Q

	PART I—FINANCIAL INFORMATION	Page No

Item 1.	Financial Statements:
	Consolidated Balance Sheets as at September 30, 2008 (Unaudited) and December 31, 2007	3
	Consolidated Statements of Income for the Three Months Ended September 30, 2008 and 2007 (Unaudited) and the Nine Months Ended September 30, 2008 and 2007 (Unaudited)	4
	Consolidated Statements of Comprehensive Income for the Three Months Ended September 30, 2008 and 2007 (Unaudited) and the Nine Months Ended September 30, 2008 and 2007 (Unaudited)	5
	Consolidated Statements of Shareholders’ Equity for the Nine Months Ended September 30, 2008 and 2007 (Unaudited)	6
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007 (Unaudited)	7
	Notes to Unaudited Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	89
Item 4.	Controls and Procedures	97
	PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	98
Item 1A.	Risk Factors	101
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	102
Item 6.	Exhibits	103
	Signatures	104

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XL CAPITAL LTD
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share amounts)

	(Unaudited) September 30, 2008	December 31, 2007
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost: 2008, $29,561,258; 2007, $34,233,816)	$26,501,478	$33,607,790
Equity securities, at fair value (cost: 2008, $479,767; 2007, $664,213)	471,705	854,815
Short-term investments, at fair value (amortized cost: 2008, $1,647,249; 2007, $1,814,445)	1,633,654	1,803,198

Total investments available for sale	28,606,837	36,265,803
Investments in affiliates	2,325,505	2,611,149
Other investments (cost: 2008, $513,439; 2007, $614,848)	586,664	708,476

Total investments	31,519,006	39,585,428
Cash and cash equivalents	5,610,003	3,880,030
Accrued investment income	387,192	447,660
Deferred acquisition costs	815,429	756,854
Prepaid reinsurance premiums	1,194,100	972,516
Premiums receivable	3,650,464	3,637,452
Reinsurance balances receivable	659,940	817,931
Unpaid losses and loss expenses recoverable	4,083,021	4,697,471
Goodwill and other intangible assets	1,816,885	1,841,591
Deferred tax asset, net	343,748	370,419
Other assets	700,886	754,912

Total assets	$50,780,674	$57,762,264

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$22,178,777	$23,207,694
Future policy benefit reserves	6,222,282	6,772,042
Deposit liabilities	2,769,682	7,920,085
Notes payable and debt	3,189,482	2,868,731
Reinsurance balances payable	929,879	843,511
Net payable for investments purchased	770,640	191,472
Unearned premiums	4,998,530	4,681,989
Other liabilities	1,059,262	1,326,179

Total liabilities	$42,118,534	$47,811,703

Commitments and Contingencies:
Minority interest in equity of consolidated subsidiaries	$1,597	$2,419
Shareholders’ Equity:
Series C preference ordinary shares, 20,000,000 authorized, par value $0.01 Issued and outstanding: (2008, 20,000,000; 2007, nil)	200	—
Series E preference ordinary shares, 1,000,000 authorized, par value $0.01 Issued and outstanding: (2008 and 2007, 1,000,000)	10	10
Class A ordinary shares, 999,990,000 authorized, par value $0.01 Issued and outstanding: (2008, 330,788,403; 2007, 177,910,151)	3,308	1,779
Additional paid in capital	10,276,532	7,358,801
Accumulated other comprehensive (loss) income	(2,799,939)	9,159
Retained earnings	1,180,432	2,578,393

Total shareholders’ equity	$8,660,543	$9,948,142

Total liabilities and shareholders’ equity	$50,780,674	$57,762,264

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars in thousands, except per share amounts)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Net premiums earned	$1,694,631	$1,730,582	$5,088,715	$5,451,931
Net investment income	436,281	567,987	1,375,862	1,688,294
Net realized (losses) on investments	(292,903)	(160,208)	(393,114)	(132,620)
Net realized and unrealized (losses) on derivative instruments	(58,454)	(58,162)	(5,648)	(41,233)
Net (loss) income from investment fund affiliates	(54,886)	69,435	(63,522)	255,414
Fee income and other	19,132	3,653	40,219	11,639

Total revenues	$1,743,801	$2,153,287	$6,042,512	$7,233,425

Expenses:
Net losses and loss expenses incurred	$1,209,565	$920,564	$3,149,043	$2,857,299
Claims and policy benefits	199,861	195,440	605,885	662,883
Acquisition costs	216,879	253,077	729,413	811,049
Operating expenses	319,432	270,540	881,554	857,595
Exchange (gains) losses	(139,467)	(26,204)	(63,786)	19,965
Extinguishment of debt	22,527	—	22,527	—
Interest expense	78,000	151,018	267,553	458,504
Amortization of intangible assets	1,386	420	2,226	1,260

Total expenses	$1,908,183	$1,764,855	$5,594,415	$5,668,555

(Loss) income before minority interest, income tax and net (loss) income from operating affiliates	$(164,382)	$388,432	$448,097	$1,564,870
Minority interest in net income of subsidiary	—	—	—	23,994
Income tax	47,843	58,715	129,750	192,758
Net (loss) income from operating affiliates	(1,404,299)	41,919	(1,452,647)	140,640

Net (loss) income	(1,616,524)	371,636	(1,134,300)	1,488,758
Preference share dividends	(32,500)	(43,661)	(65,000)	(66,530)

Net (loss) income available to ordinary shareholders	$(1,649,024)	$327,975	$(1,199,300)	$1,422,228

Weighted average ordinary shares and ordinary share equivalents outstanding — basic	270,844	178,788	208,437	178,886

Weighted average ordinary shares and ordinary share equivalents outstanding — diluted	270,844	179,781	208,437	180,340

(Loss) earnings per ordinary share and ordinary share equivalent — basic	$(6.09)	$1.83	$(5.75)	$7.95

(Loss) earnings per ordinary share and ordinary share equivalent — diluted	$(6.09)	$1.82	$(5.75)	$7.89

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in thousands)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2008	2007	2008	2007
Net (loss) income	$(1,616,524)	$371,636	$(1,134,300)	$1,488,758
Change in net unrealized (losses) on investments, net of tax	(825,288)	(142,221)	(2,587,155)	(867,605)
Change in value of cash flow hedge	111	110	329	4,227
Foreign currency translation adjustments, net	(457,384)	177,691	(219,966)	272,975
Net unrealized (loss) gain on future policy benefit reserves	(872)	2,092	(2,560)	1,819
Realization of accumulated other comprehensive loss on sale of Syncora	—	—	—	4,953
Additional pension liability	319	(175)	254	(363)

Comprehensive (loss) income	$(2,899,638)	$409,133	$(3,943,398)	$904,764

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	(Unaudited) Nine Months Ended September 30,
	2008	2007
Series A, B, C and E Preference Ordinary Shares:
Balance — beginning of year	$10	$207
Issuance of Series C preference ordinary shares	200	—
Issuance of Series E preference ordinary shares	—	10
Redemption of Series A preference ordinary shares	—	(92)

Balance — end of period	$210	$125

Class A Ordinary Shares:
Balance — beginning of year	$1,779	$1,810
Issuance of Class A ordinary shares	1,530	112
Exercise of stock options	—	8
Repurchase of Class A ordinary shares	(1)	(133)

Balance — end of period	$3,308	$1,797

Additional Paid in Capital:
Balance — beginning of year	$7,358,801	$6,451,569
Issuance of Class A ordinary shares	2,389,558	869,102
Issuance of Series C preference ordinary shares	499,800	—
Issuance of Series E preference ordinary shares	—	983,786
Repurchase of Class A ordinary shares	(4,834)	(451,312)
Redemption of Series A preference ordinary shares	—	(229,908)
Fair value of purchase contracts associated with equity security units	(37,860)	—
Outstanding accrued contingent capital put premium	51,064	—
Stock option expense	16,499	11,084
Exercise of stock options	6,207	50,325
Net change in deferred compensation	(2,703)	(6,210)

Balance — end of period	$10,276,532	$7,678,436

Accumulated Other Comprehensive Income (Loss):
Balance — beginning of year	$9,159	$411,405
Net change in unrealized (losses) on investment portfolio, net of tax	(2,572,684)	(865,687)
Net change in unrealized (losses) on affiliate and other investments, net of tax	(14,471)	(1,918)
Change in value of cash flow hedge	329	4,227
Net unrealized (loss) gain on future policy benefit reserves	(2,560)	1,819
Foreign currency translation adjustments	(219,966)	272,975
Realization of accumulated other comprehensive loss on sale of Syncora	—	4,953
Additional pension liability	254	(363)

Balance — end of period	$(2,799,939)	$(172,589)

Retained Earnings:
Balance — beginning of year	$2,578,393	$3,266,175
Net (loss) income	(1,134,300)	1,488,758
Dividends on Series A, B and E preference ordinary shares	(65,000)	(66,530)
Dividends on Class A ordinary shares	(198,661)	(206,492)
Repurchase of Class A ordinary shares	—	(557,889)

Balance — end of period	$1,180,432	$3,924,022

Total Shareholders’ Equity	$8,660,543	$11,431,791

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited) Nine Months Ended September 30,
	2008	2007
Cash flows (used in) provided by operating activities:
Net (loss) income	$(1,134,300)	$1,488,758
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses on investments	393,114	132,620
Net realized and unrealized losses on derivative instruments	5,648	41,233
Amortization of (discounts) on fixed maturities	(31,403)	(63,545)
Net loss (income) from investment fund and operating affiliates	1,516,169	(396,054)
Cash paid to Syncora	(1,775,000)	—
Amortization of deferred compensation	46,591	38,149
Accretion of convertible debt	751	1,013
Accretion of deposit liabilities	117,787	306,176
Unpaid losses and loss expenses	(478,748)	(22,479)
Future policy benefit reserves	(3,285)	69,921
Unearned premiums	434,674	471,198
Premiums receivable	(90,717)	(234,234)
Unpaid losses and loss expenses recoverable	594,596	231,154
Prepaid reinsurance premiums	(242,118)	(101,672)
Reinsurance balances receivable	152,100	274,570
Deferred acquisition costs	(99,415)	(100,247)
Reinsurance balances payable	106,018	(6,602)
Deferred tax asset	94,224	6,626
Other	(270,617)	(137,347)

Total adjustments	$470,369	$510,480

Net cash (used in) provided by operating activities	$(663,931)	$1,999,238

Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$11,614,263	$19,312,713
Proceeds from redemption of fixed maturities and short-term investments	2,403,975	1,473,034
Proceeds from sale of equity securities	720,928	655,665
Proceeds from sale of Syncora common shares, net of cash sold upon de-consolidation	—	(110,843)
Purchases of fixed maturities and short-term investments	(9,878,649)	(22,513,672)
Purchases of equity securities	(507,426)	(545,942)
Net dispositions of affiliates	302,671	250
Other investments	77,162	(186,625)

Net cash provided by (used in) investing activities	$4,732,924	$(1,915,420)

Cash flows (used in) provided by financing activities:
Proceeds from issuance of Class A ordinary shares and exercise of stock options	$2,231,000	$875,333
Proceeds from issuance of Series C preference ordinary shares	500,000	—
Proceeds from issuance of Series E preference ordinary shares	—	983,796
Redemption of Series A preference ordinary shares	—	(230,000)
Repurchase of Class A ordinary shares	(4,835)	(1,009,334)
Dividends paid	(230,886)	(228,902)
Proceeds from issuance of debt	557,750	322,836
Repayment of debt	(255,000)	(825,000)
Deposit liabilities	(5,267,966)	517,958
Net cash flow on securities lending	149,850	196,736
Proceeds from issuance of Syncora Series A perpetual preference shares	—	247,248
Dividends paid to minority shareholders of Syncora	—	(16,130)

Net cash (used in) provided by financing activities	$(2,320,087)	$834,541
Effects of exchange rate changes on foreign currency cash	(18,933)	43,132

Increase in cash and cash equivalents	1,729,973	961,491
Cash and cash equivalents — beginning of period	3,880,030	2,223,748

Cash and cash equivalents — end of period	$5,610,003	$3,185,239

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

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.  Significant Accounting Policies (continued)

(a) Fair Value Measurements (continued)

The Company adopted FAS 157 as of January 1, 2008, applying the provisions of the statement prospectively to assets and liabilities measured at fair value. There was no transition adjustment required to opening retained earnings as a result of the adoption of this standard. As noted above, the fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Instruments that the Company owns (long positions) are marked to bid prices and instruments that the Company has sold but not yet purchased (short positions) are marked to offer prices. Fair value measurements are not adjusted for transaction costs.

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

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). This FSP clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in the determination of the fair value of a financial asset when the market for that asset is not active. The key considerations illustrated in the FSP FAS 157-3 example include the use of an entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates, appropriate risk adjustments for nonperformance and liquidity risks, and the reliance that an entity should place on quotes that do not reflect the result of market transactions. FSP FAS 157-3 was preceded by a press release that was jointly issued by the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) and the FASB staff on September 30, 2008 which provided immediate clarification on fair value accounting based on the measurement guidance of FAS 157. FSP FAS 157-3 was effective upon issuance. FSP FAS 157-3 did not have an impact on the Company’s consolidated financial statements.

Basis of Fair Value Measurement

FAS 157 also establishes a fair value hierarchy that prioritizes the inputs to the respective valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). An asset’s or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. The three levels of the fair value hierarchy under FAS 157 are described further below:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities (unadjusted); no blockage factors.

•

Level 2 — Other observable inputs (quoted prices in markets that are not active or inputs that are observable either directly or indirectly)—include quoted prices for similar assets/liabilities (adjusted) other than quoted prices in Level 1; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.  Significant Accounting Policies (continued)

(a) Fair Value Measurements (continued)

•

Level 3 — Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

(c) Investments

Investments Available For Sale

Investments that are considered available for sale (comprised of the Company’s fixed maturities, equity securities and short-term investments) are carried at fair value. The fair values for all available for sale investments are sourced from third parties. The fair value of fixed maturity securities is based upon quoted market values where available, “evaluated bid” prices provided by third party pricing services (“pricing services”) where quoted market values are not available, or by reference to broker or underwriter bid indications where pricing services do not provide coverage for a particular security. The pricing services use market approaches to valuations using primarily Level 2 inputs in the vast majority of valuations, or some form of discounted cash flow analysis to obtain investment values for a small percentage of fixed maturity securities for which they provide a price. Pricing services indicate that they will only produce an estimate of fair value if there is objectively verifiable information available to produce a valuation. Standard inputs to the valuations provided by the pricing services listed in approximate order of priority for use when available include: reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data. The pricing services may prioritize inputs differently on any given day for any security, and not all inputs listed are available for use in the evaluation process on any given day for each security evaluation; however, the pricing services also monitor market indicators, industry and economic events. Information of this nature is a trigger to acquire further corroborating market data. When these inputs are not available, they identify “buckets” of similar securities (allocated by asset class types, sectors, sub-sectors, contractual cash flows/structure, and credit rating characteristics) and apply some form of matrix or other modeled pricing to determine an appropriate security value which represents their best estimate as to what a buyer in the marketplace would pay for a security in a current sale. While the Company receives values for the majority of the investment securities it holds from one or more pricing services, it is ultimately management’s responsibility to determine whether the values received and recorded in the financial statements are representative of appropriate fair value measurements. It is common industry practice to utilize pricing services as a source for determining the fair values of investments

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.  Significant Accounting Policies (continued)

(c) Investments (continued)

where the pricing services are able to obtain sufficient market corroborating information to allow them to produce a valuation at a reporting date. In addition, in the majority of cases although a value may be obtained from a particular pricing service for a security or class of similar securities, these values are corroborated against values provided by other pricing sources.

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

Prices provided by independent pricing services and independent broker quotes can vary widely even for the same security. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts. During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, such as the market disruption experienced during the quarter ended September 30, 2008, it may be difficult to value certain of the Company’s securities, for example Alt-A and sub-prime mortgage backed securities, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated or require greater estimation thereby resulting in values which may be less than the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within the Company’s consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on the Company’s results of operations and financial condition.

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

Equity securities include investments in open end mutual funds and shares of publicly traded alternative funds. The fair value of equity securities is based upon quoted market values (Level 1), or monthly net asset value statements provided by the investment managers upon which subscriptions and redemptions can be executed (Level 2).

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

Investment in affiliates

Investments in which the Company has significant influence over the operating and financial policies of the investee are classified as investments in affiliates on the Company’s balance sheet and are accounted for under the equity method of accounting. Under this method, the Company records its proportionate share of income or loss from such investments in its results for the period as well as its portion of movements in certain of the investee shareholders’ equity balances. When financial statements of the affiliate are not available on a timely basis to record the Company’s share of income or loss for the same reporting periods as the Company, the most recently available financial statements are used. This lag in reporting is applied consistently until timely information becomes available. Significant influence is deemed to exist where the Company has an investment of 20% or more in the common stock of a corporation or an investment of 3% or greater in closed end funds, limited partnerships, LLCs or similar investment vehicles. The Company records its alternative and private fund affiliates on a one month and three month lag, respectively, and its operating affiliates on a three month lag. Significant influence is considered for other strategic investments on a case-by-case basis. Investments in affiliates are not subject to FAS 157 as they are not considered to be fair value measurements under FAS 157. However, impairments associated with investments in affiliates that are deemed to be other-than-temporary are calculated in accordance with FAS 157 and appropriate disclosures included within the financial statements during the period the losses are recorded.

Other investments

Contained within this asset class are investments including direct equity investments, investment funds, limited partnerships, equity tranches of collateralized loan participations and certain structured project finance transactions. The Company accounts for its other investments that do not have readily determinable market values at estimated fair value as it has no significant influence (as defined above) over these entities.

Fair values for other investments, principally other direct equity investments, investment funds and limited partnerships, are primarily based on the net asset value provided by the investment manager, the general partner or the respective entity, recent financial information, available market data and, in certain cases, management judgment may be required. These entities generally carry their trading positions and investments, the majority of which have underlying securities valued using Level 1 or Level 2 inputs, at fair value as determined by their respective investment managers; accordingly, these investments are generally classified as Level 2. Private equity investments are classified as Level 3. The net unrealized gain or loss on investments, net of tax, is included in “Accumulated other comprehensive income (loss).” Any unrealized loss in value considered by management to be other than temporary is charged to income in the period that it is determined.

Income on unrated tranches of collateralized loan obligations is reflected only to the extent the Company’s principal has been fully recovered. This is not considered to be a fair value measurement under FAS 157 and accordingly these investments have been excluded from FAS 157 disclosures. These investments are carried under the cost recovery method given the uncertainty of future cash flows. The carrying value of these investments held by the Company at September 30, 2008 and December 31, 2007 was $17.1 million and $22.7 million, respectively.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.  Significant Accounting Policies (continued)

(c) Investments (continued)

In addition, the Company historically participated in structured transactions in project finance related areas under which the Company provides a cash loan supporting a trade finance transaction. These transactions are accounted for in accordance with SOP 01-6, “Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others” under which the loans are considered held for investment as the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff. Accordingly, these funded loan participations are reported in the balance sheet at outstanding principal adjusted for any allowance for loan losses as considered necessary by management. These investments are not considered to be fair value measurements under FAS 157 and accordingly they have been excluded from the FAS 157 disclosures. The carrying value of these investments held by the Company at September 30, 2008 and December 31, 2007 was $81.8 million and $125.1 million, respectively.

Securities lending

The Company participates in a securities lending program operated by a third party banking institution, whereby certain assets are loaned out and for which the Company earns an incremental return. For securities on loan, the lending agent receives cash collateral generally worth 102 to 105% of the loaned securities which must be returned to the borrower upon return of the securities and which in the meantime is invested in a collateral pool managed by the banking institution. The collateral pool is subject to written investment guidelines with key objectives which includes safeguard of principal and adequate liquidity to meet anticipated needs with a maximum weighted average maturity of ninety days. At September 30, 2008 and December 31, 2007, $290.3 million and $144.3 million, respectively, of securities included in investments available for sale were loaned to various counter parties through the securities lending program. The cash collateral received as at September 30, 2008 and December 31, 2007 was $296.0 million and $146.6 million respectively. At September 30, 2008 and December 31, 2007, the value of the Company’s share of the collateral pool held was $289.0 million and $146.2 million, respectively, in connection with these loans, and is included in cash and cash equivalents, with a corresponding liability reflected in net payable for investments purchased. During the quarter ended September 30, 2008, the Company capped its maximum participation in the securities lending program at $300 million.

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

Credit derivatives are purchased within the Company’s investment portfolio, have been sold through a limited number of contracts written as part of the Company’s previous XL Financial Solutions business, and were previously entered into through the Company’s prior reinsurance agreements with Syncora Holdings Ltd. (“Syncora”) (formerly Security Capital Assurance Ltd. or “SCA”), as described below. From time to time, the Company may purchase credit default swaps to hedge an existing position or concentration of holdings. The credit derivatives are recorded at fair value. Following the secondary sale of Syncora common shares, the Company retained some credit derivative exposures written by Syncora and certain of its subsidiaries through reinsurance agreements that had certain derivatives exposures embedded within them. Subsequent to June 6, 2007, the Company received Syncora related derivative fair values from Syncora management and reviewed the methodology applied in developing those estimates. In addition, the change in value of the derivative portion of the financial guarantee reinsurance agreements the Company had with Syncora was included in “Net (loss) income from operating affiliates.” Following the closing of the Master Agreement which terminated certain reinsurance and other agreements, these credit derivative exposures were eliminated by virtue of the commutation of the relevant reinsurance agreements. As of September 30, 2008, the remaining credit derivative exposure outside of the Company’s investment portfolio consisted of 25 contracts written by the Company that provide credit protection on senior tranches of structured finance transactions with total net par values outstanding of $661.1 million, a weighted average contractual term to maturity of 5.9 years, and a total liability recorded of $19.7 million.

The Company’s direct use of investment-related derivatives includes futures, forwards, swaps and option contracts that derive their value from underlying assets, indices, reference rates or a combination of these factors. The Company uses investment derivatives to manage duration, credit and foreign currency exposure for its investment portfolio as well as to add value to the investment portfolio through replicating permitted investments, provided the use of such investments is incorporated into the overall portfolio evaluation and complies with the Company’s investment guidelines.

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

Certain OTC derivatives trade in less liquid markets with limited pricing information, or required model inputs which are not directly market corroborated, which causes the determination of fair value for these derivatives to be inherently more subjective. Accordingly, such derivatives are classified within Level 3 of the fair value hierarchy. The valuations of less standard or liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Level 1 and Level 2 inputs are regularly updated to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are only changed when corroborated by evidence such as similar market transactions, pricing services and/or broker or dealer quotations.

The Company also has investment-related derivatives embedded in certain reinsurance contracts. For a particular life reinsurance contract, the Company pays the ceding company a fixed amount equal to the estimated present value of the excess of guaranteed minimum income benefit (“GMIB”) over the account balance upon the policyholder’s election to take the income benefit. The fair value of this derivative is determined based on the present value of expected cash flows. In addition, the Company has modified coinsurance and funds withheld reinsurance agreements that provide for a return based on a portfolio of fixed income securities; as such, the agreements contain embedded derivatives. The embedded derivative is bifurcated and recorded at fair value with changes in fair value recognized in earnings.

(e) Fair Values of Other Financial Instruments

The fair values of financial instruments not disclosed elsewhere in the financial statements approximate their carrying value due to their short-term nature or because they earn or attract interest at market rates. Certain financial instruments, particularly insurance contracts, are excluded from fair value disclosure requirements of FAS 107, “Disclosures about Fair Value of Financial Instruments.” The fair value of the Company’s notes payable and debt outstanding as at September 30, 2008 and December 31, 2007, is estimated to be $1.9 billion and $2.6 billion, respectively, and is based on quoted prices.

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

In May 2008, the FASB issued FAS 162, “The Hierarchy of Generally Accepted Principles” (FAS 162) which outlines the order of authority for the sources of accounting principles. FAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect FAS 162 to have an impact on its financial condition and results of operations.

In May 2008, the FASB issued FAS 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FAS 60” (“FAS 163”) to address current diversity in practice with respect to accounting for financial guarantee insurance contracts by insurance enterprises under FAS 60, “Accounting and Reporting by Insurance Enterprises” (“FAS 60”). That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views regarding when a loss has been incurred under FAS 5, “Accounting for Contingencies”. FAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. FAS 163 also clarifies how FAS 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. FAS 163 also requires expanded disclosures about financial guarantee insurance contracts. The standard is effective for the Company beginning January 1, 2009, and must be applied to all interim periods within 2009, except for certain disclosures about the Company’s risk management activities which are required to be included in the Company’s quarterly report on Form 10-Q for the current period ended September 30, 2008. Except for those disclosures, earlier application is not permitted. The Company had reserves for financial guarantee insurance contracts of $14.2 million and $427.4 million, respectively, recorded within “Unpaid Losses and Loss Expenses”, at September 30, 2008 and December 31, 2007, respectively. At December 31, 2007 the most significant financial guarantee exposures were related to the Company’s reinsurance agreements with Syncora and its subsidiaries. Following the closing of the Master Agreement, the Company’s

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.  Significant Accounting Policies (continued)

(f) Recent Accounting Pronouncements (continued)

financial guarantee exposures associated with Syncora were eliminated, with the exception of the guarantee of Syncora’s obligations under certain policies with European Investment Bank which are not subject to FAS 163. For further details on this guarantee see Note 4, “Syncora Holdings Ltd. (“Syncora”).”

As of September 30, 2008, the Company’s outstanding financial guarantee contracts that were subject to FAS 163 included the reinsurance of 48 financial guarantee contracts with total insured contractual payments outstanding of $1.0 billion ($164.9 million of interest and $854.2 million of principal) with a remaining weighted-average contract period of 8.2 years. The total gross claim liability and unearned premiums recorded at September 30, 2008 were $14.2 million and $3.5 million, respectively. Of the contractual exposure existing at September 30, 2008, the Company has reinsured $441.9 million with a third party. There are no gross claim liabilities or recoverables recorded relating to this exposure. Surveillance procedures to track and monitor credit deteriorations in the insured financial obligations are performed by the primary obligors for each transaction on the Company’s behalf. Information regarding the performance status and updated exposure values is provided to the Company on a quarterly basis and evaluated by management in recording claims reserves. Of the 48 contracts noted above, 5 contracts with total insured contractual payments outstanding of $18.7 million had experienced an event of default and were considered by the Company to be non-performing at September 30, 2008, while the remaining 43 contracts were considered to be performing at such date.

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

In June 2008, the FASB issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock for the purposes of determining whether an instrument is a derivative. To the extent a derivative instrument or embedded derivative feature is deemed indexed to an entity’s own stock, it may be exempt from the requirements of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). EITF 07-5 concluded that an entity should determine whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock first by evaluating the instrument’s contingent exercise provisions, if any, and then by evaluating the instrument’s settlement provisions. EITF 07-5 will be effective for financial statements issued for the Company’s fiscal year beginning on January 1, 2009, and interim periods within the 2009 year. Earlier application is prohibited. EITF 07-5 must be applied to outstanding instruments as of January 1, 2009. This guidance is not expected to have an impact on the Company’s financial condition and results of operations.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.  Significant Accounting Policies (continued)

(f) Recent Accounting Pronouncements (continued)

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share (“EPS”) pursuant to the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share.” A share-based payment award that contains a non-forfeitable right to receive cash when dividends are paid to common shareholders irrespective of whether that award ultimately vests or remains unvested shall be considered a participating security as these rights to dividends provide a non-contingent transfer of value to the holder of the share-based payment award. Accordingly, these awards should be included in the computation of basic EPS pursuant to the two-class method. The guidance in this FSP is effective for the Company for the fiscal year beginning January 1, 2009 and all interim periods within 2009. All prior period EPS data presented will have to be adjusted retrospectively to conform to the provisions of the FSP. Under the terms of the Company’s restricted stock awards, grantees are entitled to the right to receive dividends on the unvested portions of their awards. There is no requirement to return these dividends in the event the unvested awards are forfeited in the future. Accordingly, this FSP will have an impact on the Company’s EPS calculations. The Company is currently evaluating the impact of this guidance.

In August 2008, the SEC announced that it will issue for comment a proposed roadmap regarding the potential use of International Financial Reporting Standards (“IFRS”) for the preparation of financial statements by U.S. registrants. IFRS are standards and interpretations adopted by the International Accounting Standards Board. Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS in fiscal 2014, including comparative information also prepared under IFRS for fiscal year 2013 and fiscal 2012. The Company is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.

In September 2008, the FASB issued FSP FAS No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” FSP FAS No. 133-1 and FIN 45-4 requires enhanced disclosures about credit derivatives and guarantees and amends FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to exclude derivative instruments accounted for at fair value under FAS 133. The FSP is effective for financial statements issued for reporting periods ending after November 15, 2008. Since FSP FAS No. 133-1 and FIN 45-4 only requires additional disclosures concerning credit derivatives and guarantees, adoption of FSP FAS No. 133-1 and FIN 45-4 will not impact the Company’s financial condition or results of operations.

The federal government, under the Emergency Economic Stabilization Act of 2008, will conduct an investigation of fair value accounting during the fourth quarter of 2008 and has granted the SEC the authority to suspend fair value accounting for any registrant or group of registrants at its discretion. The impact of such actions on registrants who apply fair value accounting cannot be readily determined at this time.

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

The following tables set forth the Company’s assets and liabilities that were accounted for at fair value as of September 30, 2008 by level within the fair value hierarchy (see Note 2 for further information on the fair value hierarchy):

(U.S. dollars in thousands) (Unaudited)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty Netting	Balance as of September 30, 2008
Assets
Fixed maturities, at fair value	$—	$25,595,848	$905,630	$—	$26,501,478
Equity securities, at fair value	354,569	117,136	—	—	471,705
Short-term investments, at fair value	—	1,630,855	2,799	—	1,633,654

Total investments available for sale	$354,569	$27,343,839	$908,429	$—	$28,606,837
Cash equivalents (1)	1,843,487	2,600,360	—	—	4,443,847
Other investments (2)	—	423,025	64,801	—	487,826
Other assets (3)(5)	—	88,555	105,509	(6,428)	187,636

Total assets accounted for at fair value	$2,198,056	$30,455,779	$1,078,739	$(6,428)	$33,726,146

Liabilities
Financial instruments sold, but not yet purchased (6)	$—	$37,573	$—	$—	$37,573
Other liabilities (4)(5)	—	47,051	32,722	(6,428)	73,345

Total liabilities accounted for at fair value	$—	$84,624	$32,722	$(6,428)	$110,918

(1)	Cash equivalents balances subject to fair value measurements include certificates of deposit and money market funds. Operating cash balances are not subject to FAS 157.

(2)

The other investments balance excludes certain unrated tranches of collateralized loan obligations which are carried under the cost recovery method given the uncertainty of future cash flows, as well as certain investments in project finance transactions which are carried at amortized cost. See Note 2 (c) for further details.

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

Level 3 Gains and Losses

The table below presents additional information about assets and liabilities measured at fair value on a recurring basis and for which Level 3 inputs were utilized to determine fair value. The table reflects gains and losses for the three and nine month periods ended September 30, 2008 for all financial assets and liabilities categorized as Level 3 as of September 30, 2008. The table does not include gains or losses that were reported in Level 3 in prior periods for assets that were transferred out of Level 3 prior to September 30, 2008. Gains and losses for assets and liabilities classified

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.  Fair Value Measurements (continued)

within Level 3 in the table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, it should be noted that the following table does not take into consideration the effect of offsetting Level 1 and 2 financial instruments entered into by the Company that are either economically hedged by certain exposures to the Level 3 positions or that hedge the exposures in Level 3 positions.

(U.S. dollars in thousands) (Unaudited)	Fixed Maturities	Level 3 Assets and Liabilities Three Months Ended September 30, 2008		Derivative Contracts — Net
		Short-term Investments	Other Investments
Balance, beginning of period	$1,527,740	$8,443	$61,593	$55,351
Realized (losses) gains	(32,779)	—	—	113
Movement in unrealized (losses) gains	(126,358)	(29)	228	12,543
Purchases, issuances and settlements	29,309	(5,615)	2,980	4,780
Transfers in and/or out of Level 3	(492,282)	—	—	—

Balance, end of period	$905,630	$2,799	$64,801	$72,787

Movement in total (losses) gains above relating to instruments still held at the reporting date	$(112,147)	$82	$228	$12,543

(U.S. dollars in thousands) (Unaudited)	Fixed Maturities	Level 3 Assets and Liabilities Nine Months Ended September 30, 2008		Derivative Contracts — Net
		Short-term Investments	Other Investments
Balance, beginning of period	$1,385,601	$15,606	$40,354	$12,283
Realized (losses) gains	(170,905)	(46)	—	26,956
Movement in unrealized (losses) gains	(246,929)	2	(3,266)	18,732
Purchases, issuances and settlements	111,183	(11,873)	27,713	14,816
Transfers in and/or out of Level 3	(173,320)	(890)	—	—

Balance, end of period	$905,630	$2,799	$64,801	$72,787

Movement in total (losses) gains above relating to instruments still held at the reporting date	$(238,451)	$—	$(3,266)	$18,732

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

Fixed maturities and short term investments

In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments as is currently the case for certain U.S. collateralized mortgage obligations (“CMOs”), asset backed securities (“ABSs”), commercial mortgage backed securities (“CMBSs”), collateralized debt obligations (“CDOs”), and other Topical Assets (which the Company defines as sub-prime non-agency securities, second liens, ABS CDOs with sub-prime collateral as well as Alt-A mortgage exposures) for which sufficient information, such as cash flows or other security structure or market information, is not available to enable a model derived price to be determined. Generally, securities that are less liquid are more difficult to value and/or dispose of. Fixed maturities and short term investments classified within Level 3 are made up of those securities for which the values were

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.  Fair Value Measurements (continued)

obtained from brokers where either significant inputs were utilized in determining the value that were difficult to corroborate with observable market data, or sufficient information regarding the specific inputs utilized by the broker was not obtained to support a Level 2 classification. The fair values of the majority of the Company’s holdings in securities exposed to sub-prime mortgages are generally not based on quoted prices for identical securities, however, where they are based on model-derived valuations from pricing services in which all significant inputs and significant value drivers are considered to be observable in active markets, these securities continue to be classified within Level 2. In certain instances, given the current market dislocation, the Company had elected to utilize Level 3 broker valuations over available pricing service valuations during the prior quarter; however, during the current quarter certain fixed maturity investments were recorded based upon pricing service valuations where available resulting in transfers being recorded from Level 3 to Level 2. If the Company were forced to sell certain of its assets in a period of market disruption, there can be no assurance that the Company will be able to sell them for the prices at which the Company has recorded them.

Other investments

Included within the Other Investments component of the Company’s Level 3 valuations are private equity investments where the Company is not deemed to have significant influence over the investee. The fair value of these investments is based upon net asset values received from the investment manager or general partner of the respective entity. The nature of the underlying investments held by the investee which form the basis of the net asset value include assets such as private business ventures and are such that significant Level 3 inputs are utilized in the determination of the individual underlying holding values and accordingly the fair value of the Company’s investment in each entity is classified within Level 3. The Company also incorporates factors such as the most recent financial information received, the values at which capital transactions with the investee take place, and management’s judgment regarding whether any adjustments should be made to the net asset value in recording the fair value of each position.

Derivative instruments

Derivative instruments classified within Level 3 include: (i) certain interest rate swaps where the duration of the contract the Company holds exceeds that of the longest term on a market observable input, (ii) weather and energy derivatives, (iii) GMIB derivatives embedded within a certain reinsurance contract, (iv) put options included within contingent capital facilities and (v) credit derivatives sold providing protection on senior tranches of structured finance transactions where the value is obtained directly from the investment bank counterparty for which sufficient information regarding the inputs utilized in the valuation was not obtained to support a Level 2 classification. In addition, prior to the closing of the Master Agreement (as described below), derivative instruments classified as Level 3 included credit derivatives written by Syncora and embedded in reinsurance provided by the Company. Subsequent to the closing of the Master Agreement, these credit derivative exposures were eliminated by virtue of the commutation of the relevant reinsurance agreements. For further details relating to the Master Agreement, see Note 4 to the Consolidated Financial Statements, “Syncora Holdings Ltd. (“Syncora”).” The majority of inputs utilized in the valuations of these types of derivative contracts are considered Level 1 or Level 2; however, each valuation includes at least one Level 3 input that was significant to the valuation and accordingly the values are disclosed within Level 3.

In addition, see Note 2 for a general discussion of types of assets and liabilities that are classified within Level 3 of the fair value hierarchy as well as the Company’s valuation policies for such instruments.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.  Syncora Holdings Ltd. (“Syncora”)

On August 4, 2006, the Company completed the sale of approximately 37% of its then financial guarantee reinsurance and insurance businesses through an initial public offering (“IPO”) of 23.4 million common shares of Syncora for proceeds of approximately $446.9 million. On June 6, 2007, the Company completed the sale of a portion of Syncora’s common shares still owned by the Company through a secondary offering and thereby reduced its ownership of Syncora’s outstanding common shares further from approximately 63% to approximately 46%. Accordingly, subsequent to June 6, 2007, the Company accounted for its remaining investment in Syncora using the equity method of accounting.

Given management’s view of the risk exposure along with the uncertainty facing the entire financial guarantee industry, the Company reduced the reported value of its investment in Syncora to nil at December 31, 2007. The Company’s shares in Syncora were unregistered and thus illiquid. Market developments with respect to the monoline industry continued to be largely negative throughout 2008 and during the nine months ended September 30, 2008, Syncora was downgraded by several rating agencies. Accordingly, throughout 2008 and up until the closing of the Master Agreement with Syncora which resulted in the transfer by the Company of all of the shares it owned in Syncora, the Company reported its investment in Syncora at nil and less than the traded market value during this time, as it was believed the decline in value was other than temporary.

As described below, concurrent with the IPO of Syncora and subsequently, the Company entered into certain service, reinsurance and guarantee arrangements with Syncora and its subsidiaries, to govern certain aspects of the Company’s relationship with Syncora. Prior to the sale of Syncora shares through the secondary offering on June 6, 2007, the effect of these arrangements was eliminated upon consolidation of the Company’s results. The income statement impacts of all transactions with Syncora subsequent to June 6, 2007, including the impact of the closing of the transactions subject to the Master Agreement on August 5, 2008, have been included in “Net (loss) income from operating affiliates.”

As at June 30, 2008, Syncora had total assets of $3.7 billion, total liabilities of $3.8 billion, outstanding preferred share equity of $246.6 million, and common shareholders’ deficit of $428.7 million. During the three months and six months ended June 30, 2008, Syncora had net earned premiums of $121.0 million and $179.4 million, total revenues of $23.1 million and $15.8 million, and a net loss to common shareholders before minority interest of $490.1 million and $585.4 million, respectively.

Service agreements

Previously, the Company had entered into a series of service agreements under which subsidiaries of the Company provided services to Syncora and its subsidiaries or received certain services from Syncora subsidiaries for a period of time after the IPO. As detailed below, subsequent to June 30, 2008 the Company executed the Master Agreement in connection with, among other things, the termination of these service agreements.

Reinsurance agreements

As noted above, the Company previously provided certain reinsurance protections with respect to adverse development on certain transactions as well as indemnification under specific facultative and excess of loss coverages for subsidiaries of Syncora: Syncora Guarantee Re Inc. (“Syncora Guarantee Re”) (formerly XL Financial Assurance Ltd. or “XLFA”) and Syncora Guarantee Inc. (“Syncora Guarantee”) (formerly XL Capital Assurance Inc. or “XLCA”). The adverse development cover related to a specific project financing transaction while the facultative covers generally

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.  Syncora Holdings Ltd. (“Syncora”) (continued)

reinsured certain policies up to the amount necessary for Syncora Guarantee and Syncora Guarantee Re to comply with certain regulatory and risk limits. The excess of loss reinsurance provided indemnification for the portion of any individual paid loss covered by Syncora Guarantee Re in excess of 10% of Syncora Guarantee Re’s surplus, up to an aggregate amount of $500 million, and excluded coverage for liabilities arising other than pursuant to the terms of the underlying policies. As detailed below, subsequent to June 30, 2008 the Company executed the Master Agreement in connection with, among other things, the termination of these reinsurance agreements. As at June 30, 2008 and December 31, 2007, the Company’s total net exposure under its facultative agreements with Syncora subsidiaries was approximately $6.4 billion and $7.7 billion, respectively, of net par outstanding.

Guarantee agreements

Previously, the Company also entered into certain guarantee agreements with subsidiaries of Syncora. These guarantee agreements terminated with respect to any new business written by Syncora through the underlying agreements after the effective date of Syncora’s IPO, but the agreements remained in effect with respect to cessions or guarantees written under these agreements prior to the IPO. The agreements unconditionally and irrevocably guaranteed: (i) Syncora Guarantee for the full and complete performance when due of all of Syncora Guarantee Re’s obligations under its facultative quota share reinsurance agreement with Syncora Guarantee, (ii) the full and complete payment when due of Syncora Guarantee’s obligations under certain financial guarantees issued by Syncora Guarantee and arranged by Syncora Guarantee (U.K.) Limited for the benefit of the European Investment Bank (“EIB”) and (iii) Financial Security Assurance (“Financial Security”) for the full and complete performance of Syncora Guarantee Re’s obligations under a Financial Security Master Facultative Agreement. The guarantees the Company provided contained a dual trigger, such that the guarantees responded only if two events were to occur. First, the underlying guaranteed obligation must have defaulted on payments of interest and principal, and secondly, the relevant Syncora subsidiary must have failed to meet its obligations under the applicable reinsurance or guarantee. As detailed below, subsequent to June 30, 2008 the Company executed the Master Agreement in connection with, among other things, the termination of reinsurance agreements with Syncora and its subsidiaries. As a result of the termination of these reinsurance agreements, the related guarantee agreements described above, with the exception of certain exposures relating to the European Investment Bank as described below, no longer have any force or effect. As at June 30, 2008 and December 31, 2007, the Company’s total net par outstanding falling under these guarantees was $59.2 billion and $75.2 billion, respectively.

Other agreements

As at December 31, 2007, the Company had approximately $4.0 billion of deposit liabilities associated with guaranteed investment contracts (“GICs”) for which credit enhancement was provided by Syncora Guarantee. Based on the terms and conditions of the underlying GICs, upon the downgrade of Syncora Guarantee below certain ratings levels, all or portions of the outstanding principal balances on such GICs would come due. Throughout 2008, several rating agencies downgraded Syncora and its subsidiaries and as a result, the Company settled all of the GIC liabilities in the first nine months of 2008.

Agreement with Syncora with Respect to Pre-IPO Guarantee and Reinsurance Agreements and Service Agreements

On July 28, 2008, the Company announced that it and certain of its subsidiaries had entered into an agreement (the “Master Agreement”) with Syncora and certain of its subsidiaries (sometimes collectively referred to herein as “Syncora”) as well as certain counterparties to credit default swap

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.  Syncora Holdings Ltd. (“Syncora”) (continued)

agreements (the “Counterparties”), in connection with the termination of certain reinsurance and other agreements as described below. The transactions and termination of certain reinsurance and other agreements under the Master Agreement closed on August 5, 2008. As part of the transaction, the Counterparties provided full releases to the Company and Syncora.

The Master Agreement provided for the payment by the Company to Syncora of $1.775 billion in cash, the issuance by the Company to Syncora of eight million of its Class A Ordinary Shares which were newly issued by the Company and the transfer by the Company of all of its voting, economic or other rights in the shares it owned in Syncora (representing approximately 46% of Syncora’s issued and outstanding shares) (the “Syncora Shares”) to an escrow agent in accordance with an escrow agreement between Syncora and the Counterparties. This consideration was made in exchange for, among other things, the full and unconditional:

•

commutation of the Third Amended and Restated Facultative Quota Share Reinsurance Treaty, effective July 1, 2006, between Syncora Guarantee Re and Syncora Guarantee and all individual risk cessions thereunder, as a result of which the guarantee by XL Insurance (Bermuda) Ltd (“XLIB”) of Syncora Guarantee Re’s obligations to Syncora Guarantee thereunder no longer has any force or effect;

•

commutation of the Excess of Loss Reinsurance Agreement, executed on October 3, 2001, pursuant to which XLIB agreed to reinsure certain liabilities of Syncora Guarantee Re (the “Excess of Loss Agreement”);

•

commutation of the Second Amended and Restated Facultative Master Certificate, effective March 1, 2007, pursuant to which XL Re America, Inc. (“XLRA”) agreed to reinsure certain liabilities of Syncora Guarantee, and all individual risk cessions thereunder; (the “XLRA Master Facultative Agreement”);

•

commutation of the Facultative Quota Share Reinsurance Agreement, effective August 17, 2001, as amended by Amendment No. 1 to such agreement, dated as of August 4, 2006, pursuant to which XLIB agreed to reinsure certain liabilities of Syncora Guarantee Re, and all individual risk cessions thereunder;

•

commutation of the Adverse Development Reinsurance Agreement, dated as of August 4, 2006, between Syncora Guarantee and XLRA, and the Indemnification Agreement, dated as of August 4, 2006, between Syncora Guarantee Re and XLIB; and

•	termination of certain indemnification and services agreements between the Company and Syncora.

The Company and Syncora obtained approval from the New York State Insurance Department for the Master Agreement and each of the commutations to which XLRA or Syncora Guarantee was a party. Syncora also complied with all applicable procedures of the Bermuda Monetary Authority, the Delaware Insurance Department and other regulators.

On August 5, 2008, and simultaneous with the closing of the Master Agreement, Syncora commuted the Amended and Restated Master Facultative Reinsurance Agreement, dated November 3, 1998, between Financial Security and Syncora Guarantee Re, and all individual risk cessions thereunder. As a result of this commutation, the Company’s guarantee of Syncora Guarantee Re’s obligations thereunder (the “Financial Security Guarantee”) no longer has any force or effect.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.  Syncora Holdings Ltd. (“Syncora”) (continued)

After the closing of the Master Agreement on August 5, 2008, approximately $64.6 billion of the Company’s total net exposure (which was $65.7 billion as at June 30, 2008) under reinsurance agreements and guarantees with Syncora subsidiaries was eliminated. Pursuant to the terms of the Master Agreement, Syncora is required to use commercially reasonable efforts to commute the agreements that are the subject of the Company’s guarantee of Syncora Guarantee’s obligations under certain financial guarantees issued by Syncora Guarantee to the European Investment Bank (the “EIB Policies”), subject to certain limitations. These guarantees were provided for the benefit of EIB and are made up of transportation and public building risk with an average rating of BBB, written between 2001 and 2006 with anticipated maturities ranging between 2027 and 2038. As at September 30, 2008, the Company’s exposures relating to the EIB Policies (which relate to project finance transactions) was approximately $1.0 billion reduced from $1.1 billion at June 30, 2008 mainly due to the strengthening of the U.S. dollar against the currencies of the underlying obligations. As of September 30, 2008, there have been no reported events of default on the underlying obligations, accordingly, no reserves have been recorded.

The terms of the Master Agreement were determined in consideration of a number of commercial and economic factors associated with all existing relationships with Syncora, including, but not limited to, a valuation of the consideration for the commuted agreements and any potential future claims thereunder and the impact of outstanding uncertainty on both the ratings and business operations of the Company. The total value of the consideration noted above of $1.775 billion as well as the eight million ordinary shares of the Company transferred to Syncora valued at $128.0 million, significantly exceeded the carried net liabilities of approximately $490.7 million related to such reinsurances and guarantees. Management considers the execution of the Master Agreement as the event giving rise to the additional liability. As detailed in the table below, the Company recorded a loss of approximately $1.4 billion in respect of the closing of the Master Agreement during the three month period ended September 30, 2008:

(U.S. dollars in millions)
Carried liabilities in relation to reinsurance and guarantee agreements commuted under the Master Agreement as at June 30, 2008	$490.7
Other accruals	(5.2)
Cash payment made to Syncora in August 2008	(1,775.0)
Value of XL common shares transferred under the Master Agreement	(128.0)

Net loss associated with Master Agreement recorded in the three months ended September 30, 2008	$(1,417.5)

5.  Restructuring and Asset Impairment Charges

Given the softening property and casualty market conditions, the Company implemented in the third quarter of 2008, an expense reduction initiative designed to reduce the Company’s operating expenses. The goal of this initiative was to achieve enhanced efficiency and an overall reduction in operating expenses by streamlining processes across all geographic locations, with a primary emphasis on corporate functions. To date, this has been achieved through redundancies, increased outsourcing and the cessation of certain projects and activities. Charges have been recognized and accrued as restructuring and asset impairment charges and allocated to the Company’s reportable segments in accordance with FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” and FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Other costs that do not meet the criteria for accrual are being expensed as restructuring charges as they are incurred. In relation to this initiative, the Company recorded restructuring and asset impairment charges totaling $41.7 million during the three months ended September 30, 2008 and expects to record further charges of approximately $12.0 million through to the expected completion date of

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.  Restructuring and Asset Impairment Charges (continued)

the activities under the expense reduction initiative in the second quarter of 2009. Restructuring charges relate mainly to employee termination benefits as well as costs associated with ceasing to use certain leased property accounted for as operating leases. Asset impairment charges relate primarily to the write-off of certain IT system and equipment costs previously capitalized. The Company recognizes an asset impairment charge when net proceeds expected from disposition of an asset are less than the carrying value of the asset and reduces the carrying amount of the asset to its estimated fair value. Restructuring and asset impairment charges noted above have been recorded in the Company’s income statement under ‘Operating Expenses.’

Costs incurred through September 30, 2008 and total estimated costs the Company expects to incur in connection with the restructuring and asset impairment are as follows:

(U.S. dollars in millions)	Total Expected Costs	Costs Incurred through September 30, 2008
Employee Termination Benefits	$46.2	$36.9
Lease Termination and Other Costs	4.5	4.4
Asset Impairment Charges	3.0	0.4

Total	$53.7	$41.7

These costs are allocated to the Company’s segments as follows:

(U.S. dollars in millions)	Total Expected Costs	Costs Incurred through September 30, 2008
Insurance (1)	$29.1	$24.2
Reinsurance (1)	4.1	3.1
Other Financial Lines	0.5	0.5
Corporate	20.0	13.9

Total	$53.7	$41.7

(1)	Includes allocated restructuring charges associated with eliminating the XL Financial Solutions business unit.

Activity related to restructuring and asset impairment charges for the three month period ended September 30, 2008 was as follows:

(U.S. dollars in millions)	Accrual at June 30, 2008	Costs Incurred	Amounts Paid and Assets Impaired	Balance of Liability at September 30, 2008
Employee Termination Benefits	$—	$36.9	$27.1	$9.8
Lease Termination and Other Costs	—	4.4	4.4	—
Asset Impairment	—	0.4	0.4	—

Total	$—	$41.7	$31.9	$9.8

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.  Segment Information

The Company is organized into four operating segments: Insurance, Reinsurance, Life Operations, and Other Financial Lines — in addition to a Corporate segment that includes the general investment and financing operations of the Company. The Company’s Insurance and Reinsurance segments are sometimes collectively referred to as “property and casualty” or “P&C operations.”

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

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.  Segment Information (continued)

Three months ended September 30, 2008:
(U.S. dollars in thousands, except ratios)
(Unaudited)

	Insurance	Reinsurance	Total P&C	Life Operations	Other Financial Lines (8)	Total
Gross premiums written	$1,213,991	$685,984	$1,899,975	$156,148	$—	$2,056,123
Net premiums written	839,788	418,126	1,257,914	145,741	—	1,403,655
Net premiums earned	1,041,740	483,283	1,525,023	169,608	—	1,694,631
Fee income and other	11,451	7,606	19,057	75	—	19,132
Net losses and loss expenses	830,789	378,776	1,209,565	199,861	—	1,409,426
Acquisition costs	112,175	79,205	191,380	25,499	—	216,879
Operating expenses (1)	181,478	51,423	232,901	7,864	—	240,765

Underwriting (loss) profit	$(71,251)	$(18,515)	$(89,766)	$(63,541)	$—	$(153,307)
Exchange (gains) losses	(67,948)	(73,030)	(140,978)	1,511	—	(139,467)
Net investment income	—	—	293,109	102,636	—	395,745
Net results from structured products (2)	(14,591)	7,699	(6,892)	—	3,694	(3,198)

Contribution from P&C, Life Operations, Other Financial Lines			$337,429	$37,584	$3,694	$378,707

Corporate & other:
Net realized & unrealized (losses) on investment & derivative instruments (3)						(351,357)
Net (loss) from investment fund and operating affiliates (4)						(1,459,185)
Corporate operating expenses						61,656
Extinguishment of debt (5)						22,527
Interest expense (6)						51,277
Income taxes & other						49,229

Net (loss)						$(1,616,524)

Ratios—P&C operations: (7)
Loss and loss expense ratio	79.8%	78.4%	79.3%
Underwriting expense ratio	28.1%	27.0%	27.8%

Combined ratio	107.9%	105.4%	107.1%

Notes:

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)	The net results from P&C structured products includes net investment income, interest expense and operating expenses of $27.4 million, $19.3 million, and $15.0 million, respectively.

(3)

This includes net realized losses on investments of $292.9 million and net realized and unrealized losses on investment and other derivatives of $58.5 million, but does not include unrealized losses on investments for which the decline was considered temporary, which are included in accumulated other comprehensive (loss) income.

(4)	Net loss from investment fund and operating affiliates for the three months ended September 30, 2008 included losses totaling approximately $1.4 billion related to the closing of the Master Agreement.

(5)	Represents debt extinguishment costs associated with the early redemption of the 6.58% Notes.

(6)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance, Reinsurance, and Other Financial Lines segments.

(7)	Ratios are based on net premiums earned from property and casualty operations. The underwriting expense ratio excludes exchange gains and losses.

(8)	The net results from Other Financial Lines include net investment income, interest expense and operating expenses of $13.1 million, $7.4 million, and $2.0 million, respectively.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.  Segment Information (continued)

Three months ended September 30, 2007:
(U.S. dollars in thousands, except ratios)
(Unaudited)

	Insurance	Reinsurance	Total P&C	Life Operations	Other Financial Lines (7)	Total
Gross premiums written	$1,169,435	$624,303	$1,793,738	$140,694	$—	$1,934,432
Net premiums written	818,185	437,933	1,256,118	129,353	—	1,385,471
Net premiums earned	1,012,145	571,198	1,583,343	147,239	—	1,730,582
Fee income and other	3,195	380	3,575	78	—	3,653
Net losses and loss expenses	634,872	285,692	920,564	195,440	—	1,116,004
Acquisition costs	105,650	126,687	232,337	20,740	—	253,077
Operating expenses (1)	145,121	52,008	197,129	7,195	—	204,324

Underwriting profit (loss)	$129,697	$107,191	$236,888	$(76,058)	$—	$160,830
Exchange losses (gains)	10,277	(33,467)	(23,190)	(3,014)	—	(26,204)
Net investment income	—	—	325,543	100,005	—	425,548
Net results from structured products (2)	1,244	13,392	14,636	—	16,470	31,106

Contribution from P&C, Life Operations and Other Financial Lines			$600,257	$26,961	$16,470	$643,688

Corporate & other:
Net realized & unrealized (losses) gains on investment & derivative instruments (3)						(218,370)
Net income from investment and operating affiliates (4)						111,354
Corporate operating expenses						56,872
Interest expense (5)						49,029
Minority interest						—
Income taxes & other						59,135

Net Income						$371,636

Ratios — P&C operations: (6)
Loss and loss expense ratio	62.7%	50.0%	58.1%
Underwriting expense ratio	24.7%	31.3%	27.2%

Combined ratio	87.4%	81.3%	85.3%

Notes:

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)

For the three month period ended September 30, 2007, the net results from P&C structured products includes net investment income, interest expense and operating expenses of $35.1 million, $15.1 million, and $5.4 million, respectively.

(3)

This includes net realized losses on investments of $160.2 million and net realized and unrealized losses on investment and other derivatives of $58.2 million, but does not include unrealized appreciation or depreciation on investments, which are included in accumulated other comprehensive income (loss).

(4)	Net income from investment and operating affiliates included the equity earnings from the Company’s investment in Syncora reported on a one quarter lag.

(5)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance, Reinsurance, and Other Financial Lines segments.

(6)	Ratios are based on net premiums earned from property and casualty operations. The underwriting expense ratio excludes exchange gains and losses.

(7)	The net results from Other Financial Lines include net investment income, interest expense and operating expenses of $107.3 million, $86.9 million, and $3.9 million, respectively.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.  Segment Information (continued)

Nine months ended September 30, 2008:
(U.S. dollars in thousands, except ratios)
(Unaudited)

	Insurance	Reinsurance	Total P&C	Life Operations	Other Financial Lines (8)	Total
Gross premiums written	$4,231,111	$2,155,989	$6,387,100	$552,357	$—	$6,939,457
Net premiums written	3,108,460	1,645,474	4,753,934	520,887	—	5,274,821
Net premiums earned	3,068,492	1,518,098	4,586,590	502,125	—	5,088,715
Fee income and other	31,104	8,840	39,944	275	—	40,219
Net losses and loss expenses	2,169,423	979,620	3,149,043	605,885	—	3,754,928
Acquisition costs	351,888	302,077	653,965	75,448	—	729,413
Operating expenses (1)	535,065	141,940	677,005	25,246	—	702,251

Underwriting profit (loss)	$43,220	$103,301	$146,521	$(204,179)	$—	$(57,658)
Exchange (gains) losses	(8,746)	(55,549)	(64,295)	509	—	(63,786)
Net investment income	—	—	899,278	297,829	—	1,197,107
Net results from structured products (2)	(11,418)	21,102	9,684	—	17,620	27,304

Contribution from P&C, Life Operations, Other Financial Lines			$1,119,778	$93,141	$17,620	$1,230,539

Corporate & other:
Net realized & unrealized (losses) on investment & derivative instruments (3)						(398,762)
Net (loss) from investment fund and operating affiliates (4)						(1,516,169)
Corporate operating expenses						144,686
Extinguishment of debt (5)						22,527
Interest expense (6)						150,719
Income taxes & other						131,976

Net (loss)						$(1,134,300)

Ratios — P&C operations: (7)
Loss and loss expense ratio	70.7%	64.5%	68.7%
Underwriting expense ratio	28.9%	29.3%	29.0%

Combined ratio	99.6%	93.8%	97.7%

Notes:

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)	The net results from P&C structured products includes net investment income, interest expense and operating expenses of $86.6 million, $50.7 million, and $26.2 million, respectively.

(3)

This includes net realized losses on investments of $393.1 million, net realized and unrealized losses on investment and other derivatives of $5.7 million, but does not include unrealized losses on investments for which the decline was considered temporary, which are included in accumulated other comprehensive income (loss).

(4)

Net loss from investment fund and operating affiliates for the nine months ended September 30, 2008 included losses totaling approximately $1.4 billion related to the closing of the Master Agreement as well as losses recorded throughout 2008 and up until the closing of the Master Agreement that were associated with previous reinsurance and guarantee agreements with Syncora.

(5)	Represents debt extinguishment costs associated with the early redemption of the 6.58% Notes.

(6)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance, Reinsurance, and Other Financial Lines segments.

(7)	Ratios are based on net premiums earned from property and casualty operations. The underwriting expense ratio excludes exchange gains and losses.

(8)

The net results from Other Financial Lines include net investment income, interest expense and operating expenses of $92.2 million, $66.2 million, and $8.4 million, respectively. While not reported within the contribution from the Other Financial Lines segment, it should be noted that approximately $73.4 million of the reported realized losses on investments during the nine months ended September 30, 2008, primarily as a result of other-than-temporary impairments, related to portfolios associated with funding agreements and GICs.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.  Segment Information (continued)

Nine months ended September 30, 2007:
(U.S. dollars in thousands)
(Unaudited)

	Insurance	Reinsurance	Total P&C	Life Operations	Other Financial Lines (7)	Syncora (8)	Total
Gross premiums written	$4,166,709	$2,525,507	$6,692,216	$588,930	$—	$156,983	$7,438,129
Net premiums written	3,168,942	1,989,716	5,158,658	556,778	—	130,445	5,845,881
Net premiums earned	3,116,195	1,715,968	4,832,163	534,086	—	85,682	5,451,931
Fee income and other	10,480	869	11,349	227	—	63	11,639
Net losses and loss expenses	1,941,559	914,313	2,855,872	662,883	—	1,427	3,520,182
Acquisition costs	361,804	377,871	739,675	64,622	—	6,752	811,049
Operating expenses (1)	474,558	144,078	618,636	25,867	—	43,546	688,049

Underwriting profit (loss)	$348,754	$280,575	$629,329	$(219,059)	$—	$34,020	$444,290
Exchange losses (gains)	25,429	(514)	24,915	(4,989)	—	39	19,965
Net investment income	—	—	962,721	288,788	—	48,468	1,299,977
Net results from structured products (2)	3,038	28,802	31,840	—	32,422	(61)	64,201

Contribution from P&C, Life Operations, Other Financial Lines and Syncora			$1,598,975	$74,718	$32,422	$82,388	$1,788,503

Corporate & other:
Net realized & unrealized (losses) gains on investment & derivative instruments (3)						(20,482)	(173,853)
Net income from investment and operating affiliates (4)						—	396,054
Corporate operating expenses						—	144,875
Interest expense (5)						—	159,059
Minority interest						23,994	23,994
Income taxes & other						73	194,018

Net Income						$37,839	$1,488,758

Ratios — P&C operations: (6)
Loss and loss expense ratio	62.3%	53.3%	59.1%
Underwriting expense ratio	26.8%	30.4%	28.1%

Combined ratio	89.1%	83.7%	87.2%

Notes:

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)

For the nine month period ended September 30, 2007, the net results from P&C structured products includes net investment income, interest expense and operating expenses of $98.5 million, $52.1 million, and $14.6 million, respectively.

(3)

This includes net realized losses on investments of $132.6 million and net realized and unrealized losses on investment and other derivatives of $41.2 million, but does not include unrealized appreciation or depreciation on investments, which are included in accumulated other comprehensive income (loss).

(4)	Earnings from the Company’s investment in Syncora were recorded as net income from operating affiliates following the secondary sale of shares on June 6, 2007.

(5)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance, Reinsurance, and Other Financial Lines segments.

(6)	Ratios are based on net premiums earned from property and casualty operations. The underwriting expense ratio excludes exchange gains and losses.

(7)	The net results from Other Financial Lines include net investment income, interest expense and operating expenses of $289.8 million, $247.3 million, and $10.1 million, respectively.

(8)

Net income from Syncora represented consolidated earnings for the period from January 1, 2007 through to June 6, 2007, and prior to a secondary offering of Syncora’s common shares owned by the Company, which had the effect of reducing its ownership of Syncora’s outstanding common shares from approximately 63% to approximately 46%. Subsequent to June 6, 2007, the Company accounted for its remaining investment in Syncora using the equity method of accounting.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.  Segment Information (continued)

The following tables summarize the Company’s net premiums earned by line of business:

Three months ended September 30, 2008:
(U.S. dollars in thousands)
(Unaudited)

	Insurance	Reinsurance	Life Operations	Total
P&C Operations:
Casualty — professional lines	$340,087	$64,157	$—	$404,244
Casualty — other lines	220,503	105,936	—	326,439
Property catastrophe	161	72,478	—	72,639
Other property	131,315	149,233	—	280,548
Marine, energy, aviation and satellite	157,909	34,849	—	192,758
Other specialty lines (1)	167,413	—	—	167,413
Other (2)	7,175	54,214	—	61,389
Structured indemnity	17,177	2,416	—	19,593

Total P&C Operations	$1,041,740	$483,283	$—	$1,525,023

Life Operations:
Other Life	$—	$—	$129,943	$129,943
Annuity	—	—	39,665	39,665

Total Life Operations	$—	$—	$169,608	$169,608

Total	$1,041,740	$483,283	$169,608	$1,694,631

Three months ended September 30, 2007:
(U.S. dollars in thousands)
(Unaudited)

	Insurance	Reinsurance	Life Operations	Total
P&C Operations:
Casualty — professional lines	$354,622	$66,140	$—	$420,762
Casualty — other lines	186,190	139,224	—	325,414
Property catastrophe	17,075	70,396	—	87,471
Other property	139,055	205,967	—	345,022
Marine, energy, aviation and satellite	141,262	35,110	—	176,372
Other specialty lines (1)	151,852	—	—	151,852
Other (2)	5,037	51,476	—	56,513
Structured indemnity	17,052	2,885	—	19,937

Total P&C Operations	$1,012,145	$571,198	$—	$1,583,343

Life Operations:
Other Life	$—	$—	$98,892	$98,892
Annuity	—	—	48,347	48,347

Total Life Operations	$—	$—	$147,239	$147,239

Total	$1,012,145	$571,198	$147,239	$1,730,582

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, specie, middle markets and excess and surplus lines.

(2)	Other includes credit and surety, whole account contracts and other lines.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.  Segment Information (continued)

Nine months ended September 30, 2008:
(U.S. dollars in thousands)
(Unaudited)

	Insurance	Reinsurance	Life Operations	Total
P&C Operations:
Casualty — professional lines	$1,028,254	$194,593	$—	$1,222,847
Casualty — other lines	645,873	328,581	—	974,454
Property catastrophe	268	243,988	—	244,256
Other property	390,081	491,607	—	881,688
Marine, energy, aviation and satellite	480,527	95,551	—	576,078
Other specialty lines (1)	492,337	—	—	492,337
Other (2)	(20,184)	159,129	—	138,945
Structured indemnity	51,336	4,649	—	55,985

Total P&C Operations	$3,068,492	$1,518,098	$—	$4,586,590

Life Operations:
Other Life	$—	$—	$377,752	$377,752
Annuity	—	—	124,373	124,373

Total Life Operations	$—	$—	$502,125	$502,125

Total	$3,068,492	$1,518,098	$502,125	$5,088,715

Nine months ended September 30, 2007:
(U.S. dollars in thousands)
(Unaudited)

	Insurance	Reinsurance	Life Operations	Syncora	Total
P&C Operations:
Casualty — professional lines	$1,078,366	$199,926	$—	$—	$1,278,292
Casualty — other lines	610,551	457,652	—	—	1,068,203
Property catastrophe	48,054	202,756	—	—	250,810
Other property	397,602	553,998	—	—	951,600
Marine, energy, aviation and satellite	484,841	102,235	—	—	587,076
Other specialty lines (1)	431,733	—	—	—	431,733
Other (2)	27,314	175,773	—	—	203,087
Structured Indemnity	37,734	23,628	—	—	61,362

Total P&C Operations	$3,116,195	$1,715,968	$—	$—	$4,832,163

Life operations:
Other Life	$—	$—	$305,257	$—	$305,257
Annuity	—	—	228,829	—	228,829

Total Life Operations	$—	$—	$534,086	$—	$534,086

Syncora	$—	$—	$—	$85,682	$85,682

Total	$3,116,195	$1,715,968	$534,086	$85,682	$5,451,931

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, specie, middle markets and excess and surplus lines.

(2)	Other includes credit and surety, whole account contracts and other lines.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.  Investments

The cost (amortized cost for fixed maturities and short-term investments), fair value, gross unrealized gains and gross unrealized (losses) of the Company’s investments at September 30, 2008 and December 31, 2007 were as follows:

September 30, 2008:
(U.S. dollars in thousands) (Unaudited)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. Government and Government agency	$2,996,630	$59,995	$(19,388)	$3,037,237
Corporate	11,942,127	25,366	(1,679,533)	10,287,960
Mortgage and asset-backed securities	10,903,639	48,931	(1,465,311)	9,487,259
U.S. States and political subdivisions of the States	495,857	1,391	(23,021)	474,227
Non-U.S. Sovereign Government	3,223,005	60,031	(68,241)	3,214,795

Total fixed maturities	$29,561,258	$195,714	$(3,255,494)	$26,501,478

Total short-term investments	$1,647,249	$8,513	$(22,108)	$1,633,654

Total equity securities	$479,767	$51,287	$(59,349)	$471,705

December 31, 2007:
(U.S. dollars in thousands)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. Government and Government agency	$2,585,336	$102,135	$(1,698)	$2,685,773
Corporate	13,407,142	104,967	(524,861)	12,987,248
Mortgage and asset-backed securities	14,881,988	109,666	(497,777)	14,493,877
U.S. States and political subdivisions of the States	252,818	2,803	(2,087)	253,534
Non-U.S. Sovereign Government	3,106,532	100,207	(19,381)	3,187,358

Total fixed maturities	$34,233,816	$419,778	$(1,045,804)	$33,607,790

Total short-term investments	$1,814,445	$12,448	$(23,695)	$1,803,198

Total equity securities	$664,213	$205,498	$(14,896)	$854,815

Individual security positions comprising the gross unrealized loss balance have been evaluated by management, based on specified criteria, to determine if these impairments should be considered other than temporary. These criteria include an assessment of the severity and length of time securities have been impaired, along with the Company’s ability and intent to hold the securities to recovery, among other factors included below. See also note 2(c) for further information on the factors considered by management. At September 30, 2008, management believed the Company had appropriate available liquidity to support its ability to hold impaired securities to recovery.

At September 30, 2008, there were $3,277.6 million of gross unrealized losses on fixed maturities and short-term investments, and $59.3 million of gross unrealized losses on equity securities. At December 31, 2007, there were $1,069.5 million of gross unrealized losses on fixed maturities and short-term investments, and $14.9 million of gross unrealized losses on equity securities. At

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.  Investments (continued)

September 30, 2008 and December 31, 2007, approximately 2.5% and 2.3%, respectively, of the Company’s fixed income investment portfolio was invested in securities which were below investment grade or not rated. Approximately 5.3% of the unrealized losses in the Company’s fixed income securities portfolio at September 30, 2008 related to securities that were below investment grade or not rated. The information shown below about the gross unrealized losses on the Company’s investments at September 30, 2008 concerns the potential effect upon future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary declines.

The following is an analysis of how long each category of those securities at September 30, 2008 had been in a continual unrealized loss position:

September 30, 2008:
(U.S. dollars in thousands)
(Unaudited)

	Less than 12 months		Equal to or greater than 12 months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments:
U.S. Government and Government agency	$1,258,731	$18,905	$13,690	$722
Corporate	4,694,794	471,765	5,042,760	1,222,055
Mortgage and asset-backed securities	4,186,003	420,799	3,711,573	1,044,512
U.S. States and political subdivisions of the States	322,196	16,831	41,185	6,190
Non-U.S. Sovereign Government	1,047,073	52,697	421,948	23,126

Total fixed maturities and short-term investments	$11,508,797	$980,997	$9,231,156	$2,296,605

Total equity securities	$271,344	$59,349	$—	$—

The following is an analysis of how long each of those securities at December 31, 2007 had been in a continual unrealized loss position:

December 31, 2007:
(U.S. dollars in thousands)

	Less than 12 months		Equal to or greater than 12 months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments:
U.S. Government and Government agency	$122,199	$552	$31,795	$1,166
Corporate	6,495,775	306,047	3,060,081	240,055
Mortgage and asset-backed securities	5,716,732	408,108	1,975,361	91,731
U.S. States and political subdivisions of the States	68,028	1,844	4,202	253
Non-U.S. Sovereign Government	454,992	5,354	531,052	14,389

Total fixed maturities and short-term investments	$12,857,726	$721,905	$5,602,491	$347,594

Total equity securities	$195,703	$14,896	$—	$—

Factors considered in determining that additional other-than-temporary impairment charges were not warranted include management’s consideration of current and near term liquidity needs and other available sources, an evaluation of the factors and time necessary for recovery, and the results of on- going retrospective reviews of security sales and the basis for such sales.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.  Investments (continued)

Gross unrealized losses of $3.3 billion at September 30, 2008 can be attributed to the following significant drivers:

•

Gross unrealized losses of $0.9 billion related to the Company’s Life Operations investment portfolio, which had a fair value of $6.0 billion as at September 30, 2008. Of this, $0.6 billion of gross unrealized losses related to $2.1 billion of exposures to corporate financials. At September 30, 2008, this portfolio had average interest rate duration of 8.7 years, primarily denominated in U.K. Sterling and Euros. As a result of the long duration, significant gross losses have arisen as the fair values of these securities are more sensitive to prevailing government interest rates and credit spreads. This portfolio has limited turnover as it is matched to corresponding long duration liabilities. A hypothetical parallel increase in both interest rates and credit spreads of 50 basis points, respectively, would increase the unrealized losses related to this portfolio at September 30, 2008 by approximately $261.2 million and $204.2 million, respectively. Given the long term nature of this portfolio, and the level of credit spreads as at September 30, 2008 relative to historical averages within the U.K. and Euro-zone as well as the Company’s liquidity needs at September 30, 2008, the Company believes that these assets will continue to be held until such time as they mature, or credit spreads revert to levels more consistent with historical averages. The Company continues to explore strategic alternatives with respect to the Life Operations segment. The conclusion of such consideration could impact the amount and timing of any impairment related to this portfolio.

•

Gross unrealized losses of $0.9 billion related to the corporate holdings within the Company’s non-life fixed maturity portfolios, which had a fair value of $6.3 billion as at September 30, 2008. The Company believes these impairments are a function of the currently elevated levels of corporate credit spreads in the U.S. and globally, which spiked particularly during the month of September 2008, resulting in severely depressed level of valuations. The amount of these gross losses have proven very volatile as a result of the severe deterioration in credit spreads in recent months. For example, the gross unrealized losses increased by approximately $350 million or 4.9% of amortized cost during the month of September 2008 alone, a period in which U.S. corporate credit spreads increased by approximately 150 basis points from what were already elevated levels, excluding the impact of foreign currency movements and offset by the impact of interest rate declines. The Company believes that the gross unrealized losses are a reflection of a severe premium being charged by the market for credit, rather than fundamental deterioration in the debt service capabilities of the issuers.

•

Gross unrealized losses of $0.5 billion related to the Topical Asset portfolio (which consists of the Company’s holdings of sub-prime non-agency securities, second liens, ABS CDOs with sub-prime collateral as well as Alt-A mortgage exposures), which had a fair value of $1.3 billion as at September 30, 2008. The Company undertook a security level review of these securities and recognized charges to the extent it believed the intrinsic value of any security was below its amortized cost. The Company has recognized realized losses, consisting of charges for other-than-temporary impairments and realized losses from sales, of approximately $0.5 billion since the beginning of 2007 and through September 30, 2008 on these asset classes.

The Company purchased a number of these assets to support the previously written GIC and funding agreement contracts and has announced its intention to reduce its exposure to this asset class as part of its strategic portfolio realignment. The Company believes that based on market conditions and liquidity needs at September 30, 2008, this reduction will

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.  Investments (continued)

be realized through natural cash flows of the portfolio, and limited selective sales, rather than selling these assets into markets which continue to be illiquid and not reflective of the intrinsic value of these assets. The weighted average term-to-maturity of the sub-prime and Alt-A residential holdings within this portfolio at September 30, 2008 were 3.3 years and 3.6 years respectively. The Company, based on current market conditions and liquidity needs, as well as its assessment of the holdings, believes it will continue to hold these securities until either maturity, or a return of liquidity and valuations more reflective of intrinsic value of these holdings.

•

Gross unrealized losses of $0.4 billion related to the non-life portfolio of Core CDO holdings (defined by the Company as investments in non-mortgage collateralized debt obligations), which consisted primarily of collateralized loan obligations and had a fair value of $0.8 billion as of September 30, 2008. The Company undertook a security level review of these securities and recognized charges to the extent it believed the intrinsic value of the security was below the amortized cost. The Company believes that the level of impairment is primarily a function of historically wide spreads in the CLO market during the period, driven by the high level of illiquidity in this market. The Company purchased a number of these assets to support the previously written GIC and Funding Agreement contracts and has announced its intention to reduce its exposure to this asset class over time as a part of its strategic portfolio realignment. The Company, based on current market conditions, liquidity needs as well as its assessment of the holdings, believes it is likely that the Company will continue to hold these securities until either maturity, or a return of liquidity and valuations more reflective of intrinsic value of these holdings, following which the Company intends to reduce its exposure to this asset class.

•

The Company believes that the remaining balance of gross unrealized losses, including gross unrealized losses of $0.3 billion and $0.2 billion related to $2.3 billion and $0.7 billion of the non-life portfolios holdings in CMBS and Prime RMBS, respectively, was a reflection of a higher risk premium being attached to both commercial and residential mortgage products, combined with general credit market conditions and the cumulative impact of interest rate movements.

The contractual maturities of fixed maturity securities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(U.S. dollars in thousands)

	September 30, 2008 (Unaudited)		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after 1 through 5 years	$6,530,562	$6,152,643	$5,980,146	$5,946,528
Due after 5 through 10 years	5,791,162	5,409,254	6,559,877	6,536,884
Due after 10 years	6,335,895	5,452,322	6,811,805	6,630,501
Mortgage and asset-backed securities	10,903,639	9,487,259	14,881,988	14,493,877

	$29,561,258	$26,501,478	$34,233,816	$33,607,790

The Company participates in a securities lending program operated by a third party banking institution, whereby certain assets are loaned out and for which the Company earns an incremental return. For securities on loan, the lending agent receives cash collateral generally worth 102 to 105% of the loaned securities which must be returned to the borrower upon return of the securities and

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.  Investments (continued)

which in the meantime is invested in a collateral pool managed by the banking institution. The collateral pool is subject to written investment guidelines with key objectives which includes safeguard of principal and adequate liquidity to meet anticipated needs with a maximum weighted average maturity of ninety days. At September 30, 2008 and December 31, 2007, $290.3 million and $144.3 million, respectively, of securities included in investments available for sale were loaned to various counter parties through the securities lending program. The cash collateral received as at September 30, 2008 and December 31, 2007 was $296.0 million and $146.6 million respectively. At September 30, 2008 and December 31, 2007, the value of the Company’s share of the collateral pool held was $289.0 million and $146.2 million, respectively, in connection with these loans, and is included in cash and cash equivalents, with a corresponding liability reflected in net payable for investments purchased. During the quarter ended September 30, 2008, the Company capped its maximum participation in the securities lending program at $300 million.

8.  Share Capital

Pursuant to the Company’s shelf registration statement, the Company issued 143.8 million Class A ordinary shares in August 2008 at a price of $16.00 per share. The net proceeds from this issuance totaled approximately $2.2 billion. The proceeds were used to fund the payments described above in relation to the Master Agreement as well as to redeem X.L. America’s $255 million 6.58% Guaranteed Notes as described below. In addition, proceeds were used for general corporate purposes and capital funding for certain of the Company’s subsidiaries.

In addition, as part of the Master Agreement, the Company issued 8,000,000 Class A ordinary shares, valued at $16.00 per share, to Syncora and its subsidiaries. The shares are subject to a registration rights agreement.

In July 2008, the Board of Directors approved a reduction in the quarterly dividend payable on the Company’s Class A Ordinary Shares to $0.19 per ordinary share beginning with the quarterly dividend paid in September 2008.

Concurrent with the execution of the Master Agreement, the Company exercised the put option under its Mangrove Bay contingent capital facility entered into in July 2003, resulting in net proceeds to the Company of approximately $500 million in exchange for the issuance by the Company of 20,000,000 Series C Preference Ordinary Shares, par value U.S. $0.01 per share (the “Series C Preference Shares”). The liquidation preference of the Series C Preference Shares is $25 per share, plus accrued and unpaid dividends. The Company may redeem the Series C Preference Shares, in whole or in part, on or after July 15, 2013, at a redemption price of $25 per share, plus accrued and unpaid dividends. The Company may, under certain circumstances, redeem the Series C Preference Shares before July 15, 2013 at specific redemption prices, plus accrued and unpaid dividends. These circumstances include an amalgamation, consolidation or other similar transaction involving the Company in which the Series C Preference Shares are entitled to a class vote ($26 per share redemption price), or a change in tax laws that requires the Company to pay additional amounts with respect to the Series C Preference Shares ($25 per share redemption price). The Series C Preference Share may be redeemed by the holders after July 15, 2033. Until July 15, 2013, dividends on the Series C Preference Shares are payable semiannually on a cumulative basis, when, as and if declared by the Company’s Board of Directors, on January 15 and July 15 of each year at a fixed rate equal to 6.102% per annum on the liquidation preference. From and after July 15, 2013, dividends on the Series C Preference Shares are payable quarterly on a cumulative basis, when, as and if declared by the Company’s Board of Directors, on January 15, April 15, July 15 and October 15 of each year at a floating rate equal to three-month LIBOR plus 3.145% on the liquidation preference. The Series C Preference Shares have no stated maturity and are not subject to any sinking fund or mandatory redemption and are not convertible into any of the Company’s other securities.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.  Share Capital (continued)

In connection with the exercise of the put option under the Company’s Mangrove Bay contingent capital facility as described above, the Company reduced to nil the remaining liability which totaled $51.1 million, associated with the fair value of the remaining put option payments, and recorded a corresponding credit to “Additional paid in capital.”

9.  Notes Payable and Debt and Financing Arrangements

Concurrent with the issuance of Class A ordinary shares as described above and pursuant to the Company’s shelf registration statement, the Company, in August 2008, issued 23.0 million 10.75% Equity Security Units (the “10.75% Units”) in a public offering in order to fund payments described above in relation to the Master Agreement and remaining net proceeds were used for general corporate purposes. The Company received approximately $557.0 million in net proceeds from the sale of the 10.75% Units after deducting underwriting discounts. Each 10.75% Unit has a stated amount of $25 and consists of (a) a purchase contract pursuant to which the holder agreed to purchase, for $25, a variable number of shares of the Company’s Class A Ordinary Shares on August 15, 2011 and (b) a one-fortieth, or 2.5%, ownership interest in a senior note issued by the Company due August 15, 2021 with a principal amount of $1,000. The senior notes are pledged by the holders to secure their obligations under the purchase contract.

The number of shares issued under the purchase contract is contingently adjustable based on, among other things, the share price of the Company on the stock purchase date and the dividend rate of the Company. The Company will make quarterly payments at the annual rate of 2.50% and 8.25% under the purchase contracts and senior notes, respectively. For all periods reported, the Company may defer the contract payments on the purchase contract, but not the senior notes, until the stock purchase date. In August 2011, the senior notes will be remarketed whereby the interest rate on the senior notes will be reset in order to generate sufficient remarketing proceeds to satisfy the 10.75% Unit holders’ obligations under the purchase contracts. If the senior notes are not successfully remarketed, then the Company will exercise its rights as a secured party and may retain or dispose of the senior notes to satisfy, in full, the 10.75% Unit holders’ obligations to purchase its ordinary shares under the purchase contracts.

In connection with this transaction, $37.9 million, which is the estimated fair value of the purchase contract, was charged to “Additional paid in capital” and a corresponding liability was established. Of the $18.0 million total accrued costs associated with the issuance of the 10.75% Units, $14.7 million was charged to “Additional paid in capital” with the remainder deferred and amortized over the term of the senior debt.

The number of ordinary shares to be issued under each purchase contract depends on, among other things, the average market price of the ordinary shares on the settlement date. The maximum number of ordinary shares to be issued under the purchase contracts is approximately 35.9 million. The Company accounts for the effect on the number of weighted average ordinary shares, assuming dilution, using the treasury stock method. The purchase contract component of the 10.75% Units will have no effect on the number of weighted average ordinary shares, assuming dilution, except when the average market price of the Company’s ordinary shares is above the threshold appreciation price of $18.88 per share. Because the average market price of the Company’s ordinary shares during the period the 10.75% Units were outstanding was below this price, the shares issuable under the purchase contracts were excluded from the computation of net income per ordinary share assuming dilution for the three and nine month periods ended September 30, 2008.

As noted above, the Company utilized a portion of the net proceeds from the capital raising activities described above, to redeem, in August 2008, X.L. America, Inc.’s $255 million 6.58%

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.  Notes Payable and Debt and Financing Arrangements (continued)

Guaranteed Senior Notes due April 2011 (the “6.58% Notes”). In connection with the early redemption of the 6.58% Notes, the Company incurred debt extinguishment costs of approximately $22.5 million.

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

Required statutory capital and surplus for the principal operating subsidiaries of the Company was approximately $5.3 billion as of December 31, 2007. However, it should be noted that in 2008, the Bermuda Monetary Authority issued the Bermuda Solvency Capital Requirement (“BSCR”), which is effective for statutory filings for the year ending December 31, 2008. While the required statutory capital and surplus of the Company’s Bermuda-based operating subsidiaries are expected to increase under the BSCR, those subsidiaries are expected to have excess capital and surplus under these new requirements.

11.  Related Party Transactions

For detailed information regarding the Company’s transactions and agreements with Syncora, see Note 4 to the Consolidated Financial Statements, “Syncora Holdings Ltd. (“Syncora”).”

At September 30, 2008 and December 31, 2007, the Company owned minority stakes in ten and eleven independent investment management companies (“Investment Manager Affiliates”), respectively. These ownership stakes are part of the Company’s investment strategy, pursuant to which the Company seeks to develop relationships with specialty investment management organizations, generally acquiring an equity interest in the business. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates and through these funds and partnerships pay management and performance fees to the Company’s Investment Manager Affiliates.

In the normal course of business, the Company enters into certain quota share reinsurance contracts with a subsidiary of one of its other strategic affiliates, ARX Holding Corporation. During the three and nine months ended September 30, 2008, these contracts resulted in reported net premiums of $3.3 million and $46.4 million, net paid claims of $8.2 million and $23.1 million, and reported acquisition costs of $12.6 million and $30.4 million, respectively. During the three and nine months ended September 30, 2007, these contracts resulted in reported net premiums of $43.8 million and $100.7 million, net paid claims of $13.4 million and $29.7 million, and reported acquisition costs of $32.7 million and $52.9 million, respectively. Management believes that these transactions are conducted at market rates consistent with negotiated arms-length contracts.

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

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  Deposit Liabilities

Deposit liabilities include funding agreements, reinsurance and insurance deposits and previously, GICs. As at December 31, 2007, the Company had approximately $4.0 billion of deposit liabilities associated with GICs for which credit enhancement was provided by Syncora Guarantee. Based on the terms and conditions of the underlying GICs, upon the downgrade of Syncora Guarantee below certain ratings levels, all or portions of outstanding principal balances on such GICs would come due. Throughout 2008, several rating agencies downgraded Syncora and its subsidiaries and as a result, the Company settled, in the first nine months of 2008, all of the GIC liabilities.

At September 30, 2008, the remaining balance of funding agreements, excluding accrued interest of $10.0 million, was $850.0 million, with settlements scheduled from late 2008 through to 2010. Management does not expect any significant impact on the Company’s results of operations or liquidity as a result of the maturity of these contracts.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.  Computation of Earnings per Ordinary Share and Ordinary Share Equivalent

(U.S. dollars and shares in thousands, except per share amounts)	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2008	2007	2008	2007
Basic (loss) earnings per ordinary share and ordinary share equivalents:
Net (loss) income	$(1,616,524)	$371,636	$(1,134,300)	$1,488,758
Less: preference share dividends	(32,500)	(43,661)	(65,000)	(66,530)

Net (loss) income available to ordinary shareholders	$(1,649,024)	$327,975	$(1,199,300)	$1,422,228

Weighted average ordinary shares outstanding	270,844	178,788	208,437	178,886
Basic (loss) earnings per ordinary share & ordinary share equivalents outstanding	$(6.09)	$1.83	$(5.75)	$7.95

Diluted (loss) earnings per ordinary share and ordinary share equivalents:
Net (loss) income	$(1,616,524)	$371,636	$(1,134,300)	$1,488,758
Less: preference share dividends	(32,500)	(43,661)	(65,000)	(66,530)

Net (loss) income available to ordinary shareholders	$(1,649,024)	$327,975	$(1,199,300)	$1,422,228

Weighted average ordinary shares outstanding — basic	270,844	178,788	208,437	178,886
Impact of share based compensation and certain conversion features (1)(2)	—	993	—	1,454

Weighted average ordinary shares outstanding — diluted	270,844	179,781	208,437	180,340

Diluted (loss) earnings per ordinary share & ordinary share equivalents outstanding	$(6.09)	$1.82	$(5.75)	$7.89

Dividends per ordinary share	$0.19	$0.38	$0.95	$1.14

(1)	Net of shares repurchased under the treasury stock method.

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

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that involve inherent risks and uncertainties. Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward- looking statements. These statements are based upon current plans, estimates and projections. Actual results may differ materially from those included in such forward-looking statements, and therefore undue reliance should not be placed on them. See “Cautionary Note Regarding Forward-Looking Statements” below for a list of factors that could cause actual results to differ materially from those contained in any forward-looking statement.

This discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited Consolidated Financial Statements and notes thereto, presented under Item 7 and Item 8, respectively, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Executive Overview

See “Executive Overview” in Item 7 of the Company’s Form 10-K for the year ended December 31, 2007.

Results of Operations

The following table presents an analysis of the Company’s net (loss) income available to ordinary shareholders and other financial measures (described below) for the three months ended September 30, 2008 and 2007:

(U.S. dollars and shares in thousands, except per share amounts)	(Unaudited) Three Months Ended September 30,
	2008	2007
Net (loss) income available to ordinary shareholders	$(1,649,024)	$327,975
(Loss) earnings per ordinary share and ordinary share equivalents — basic	$(6.09)	$1.83
(Loss) earnings per ordinary share and ordinary share equivalents — diluted	$(6.09)	$1.82
Weighted average number of ordinary shares and ordinary share equivalents — basic	270,844	178,788
Weighted average number of ordinary shares and ordinary share equivalents — diluted	270,844	179,781

The following table presents an analysis of the Company’s net (loss) income available to ordinary shareholders and other financial measures (described below) for the nine months ended September 30, 2008 and 2007:

(U.S. dollars and shares in thousands, except per share amounts)	(Unaudited) Nine Months Ended September 30,
	2008	2007
Net (loss) income available to ordinary shareholders	$(1,199,300)	$1,422,228
(Loss) earnings per ordinary share and ordinary share equivalents—basic	$(5.75)	$7.95
(Loss) earnings per ordinary share and ordinary share equivalents—diluted	$(5.75)	$7.89
Weighted average number of ordinary shares and ordinary share equivalents—basic	208,437	178,886
Weighted average number of ordinary shares and ordinary share equivalents—diluted	208,437	180,340

The Company’s net (loss) income and other financial measures as shown below for the three and nine months ended September 30, 2008 have been affected by, among other things, the following significant items:

1) Agreement with Syncora with Respect to Pre-IPO Guarantees and Reinsurance Agreements and Service Agreements

On July 28, 2008, the Company announced that it and certain of its subsidiaries had entered into an agreement (the “Master Agreement”) with Syncora and certain of its subsidiaries (sometimes collectively referred to herein as “Syncora”) as well as certain counterparties to credit default swap agreements (the “Counterparties”), in connection with the termination of certain reinsurance and other agreements. The transactions and termination of certain reinsurance and other agreements under the Master Agreement closed on August 5, 2008. For a description of the Master Agreement, see Note 4 to the Consolidated Financial Statements, “Syncora Holdings Ltd. (“Syncora”).”

After the closing of the Master Agreement on August 5, 2008, approximately $64.6 billion of the Company’s total net exposure (which was $65.7 billion as at June 30, 2008) under reinsurance agreements and guarantees with Syncora subsidiaries was eliminated. Pursuant to the terms of the Master Agreement, Syncora is required to use commercially reasonable efforts to commute the agreements that are the subject of the Company’s guarantee of Syncora Guarantee’s obligations under certain financial guarantees issued by Syncora Guarantee to the European Investment Bank (the “EIB Policies”), subject to certain limitations. As at September 30, 2008, the Company’s exposures relating to the EIB Policies (which relate to project finance transactions) was approximately $1.0 billion reduced from $1.1 billion at June 30, 2008 mainly due to the strengthening of the U.S. dollar against the currencies of the underlying obligations. As of September 30, 2008, there have been no reported events of default on the underlying obligations, accordingly, no reserves have been recorded.

The terms of the Master Agreement were determined in consideration of a number of commercial and economic factors associated with all existing relationships with Syncora, including, but not limited to, a valuation of the consideration for the commuted agreements and any potential future claims thereunder and the impact of outstanding uncertainty on both the ratings and business operations of the Company. The total value of the consideration noted above of $1.775 billion as well as the eight million ordinary shares of the Company transferred to Syncora valued at $128.0 million, significantly exceeded the carried net liabilities of approximately $490.7 million related to such reinsurances and guarantees. Management considers the execution of the Master Agreement as the event giving rise to the additional liability. As detailed in the table below, the Company recorded a loss of approximately $1.4 billion in respect of the closing of the Master Agreement during the three month period ended September 30, 2008:

(U.S. dollars in millions)
Carried liabilities in relation to reinsurance and guarantee agreements commuted under the Master Agreement as at June 30, 2008	$490.7
Other accruals	(5.2)
Cash payment made to Syncora in August 2008	(1,775.0)
Value of XL common shares transferred under the Master Agreement	(128.0)

Net loss associated with Master Agreement recorded in the three months ended September 30, 2008	$(1,417.5)

2) The impact of Hurricanes Gustav and Ike

On September 1, 2008, Hurricane Gustav hit the Louisiana coast of the U.S. as a Category 2 hurricane, causing considerable damage to insured property and loss of life. On September 13, 2008, Hurricane Ike made landfall near Galveston, Texas as a strong Category 2 hurricane, causing significantly more damage and loss of life than Hurricane Gustav. Based on market estimates, Hurricane Ike is estimated to have caused the third largest ever insured loss in the U.S. from a wind storm.

Combined, Hurricanes Gustav and Ike had a significant impact on the results of the Company for the three and nine month periods ended September 30, 2008. The Company has estimated losses incurred, net of reinsurance recoveries and reinstatement premiums, of $27.4 million and $194.4 million related to Hurricanes Gustav and Ike, respectively, based on preliminary reports and estimates of loss and damage. The Company performed an analysis of contracts it believes are exposed to Hurricanes Gustav and Ike, and together with preliminary information received from insureds and cedants as well as commmercially developed industry models, determined its current best estimate for the expected ultimate loss. Actual losses may vary from this estimate based on a number of factors, including receipt of additional information from insureds and brokers, the attribution of losses to coverages that had not previously been considered as exposed and inflation in repair costs due to additional demand for labor and materials.

3) Impact of credit market movements on the Company’s investment portfolio and investment fund affiliates

In the first nine months of 2008, particularly in the first and third quarters, financial market conditions continued to be extremely challenging as the global credit crisis that began in July 2007 continued to adversely impact global markets. This unprecedented market volatility directly and materially affected the Company’s results of operations and investment portfolio during the quarter ended September 30, 2008. The fixed-income markets experienced a period of extreme volatility during such quarter, negatively impacting market liquidity conditions. As a result, the market for fixed-income instruments experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Domestic and international equity markets also experienced heightened volatility and turmoil during this period.

During the first quarter of 2008, the Company reported significant decreases in asset values in respect of the Company’s holdings of sub-prime non-agency securities, second liens, ABS CDOs with sub-prime collateral as well as Alt-A mortgage exposures (“Topical Assets”). While credit spreads on both corporate and structured credit rallied modestly in the second quarter of 2008, during the third quarter of 2008 there was unprecedented widening of corporate credit spreads particularly in the financial sector. While there was some continued asset value deterioration in the Company’s structured credit portfolio, primarily in commercial mortgage-backed securities (“CMBSs”), core collateralized debt obligations (“CDOs”) and Alt-A’s, as well as moderate benefit from declining interest rates, the primary driver of movements in the Company’s invested asset values in the third quarter of 2008 was corporate credit deterioration. Credit spreads across the entire rating spectrum and all spread asset classes widened significantly, following the bankruptcy of Lehman Brothers Holdings Inc. (“Lehman”) in September 2008 and the subsequent failure or near failure of other financial institutions.

The following table provides further details regarding the extreme volatility in the global credit markets, as well as in government interest rates using some sample market indices:

	Interest Rate Movement for the three months ended September 30, 2008 (1)	Credit Spread Movement for the three months ended September 30, 2008 (2)
United States	- 35 basis points (5 year treasury)	+ 199 basis points (US Corporate A rated) + 11 basis points (US RMBS, AAA rated) + 181 basis points (US CMBS, AAA rated)
United Kingdom	- 68 basis points (10 year Gilt)	+ 84 basis points (UK corporate, AA rated)
Euro-zone	- 87 basis points (5 year Bund)	+ 139 basis points (Europe Corporate, A rated)
	Interest Rate Movement for the nine months ended September 30, 2008	Credit Spread Movement for the nine months ended September 30, 2008

United States	- 46 basis points (5 year treasury)	+ 274 basis points (US Corporate A rated) + 43 basis points (US RMBS, AAA rated) + 285 basis points (US CMBS, AAA rated)
United Kingdom	- 6 basis points (10 year Gilt)	+ 122 basis points (UK corporate, AA rated)
Euro-zone	- 35 basis points (5 year Bund)	+ 190 basis points (Europe Corporate, A rated)

(1)	Source: Bloomberg Finance L.P.

(2)	Source: Merrill Lynch Global Index

The net impact of the market conditions over the course of 2008 on the Company’s investment portfolio for the first nine months of the year has resulted in realized losses of $393.1 million and an increase in net unrealized losses on available-for-sale investments of $2.6 billion. This represents approximately a 9.3% deterioration on average assets for the nine months ended September 30, 2008. See Item 1A. Risk Factors “Deterioration in the public debt and equity markets could lead to additional investment losses” below. In addition, see “We are exposed to significant capital markets risk related to changes in interest rates, credit spreads, equity prices and foreign exchange rates which may adversely affect our results of operations, financial condition or cash flows” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. Since the time of the Company’s August 2008 public offering of ordinary shares and equity security units (See “Capital Management” below), the volatility and disruption in the global capital markets have reached unprecedented levels and substantially increased during the third quarter of 2008.

Corporate credit portfolio

The following table details the Company’s corporate credit exposures by certain asset classes as well as ratings levels within the Company’s fixed maturity portfolio and the current net unrealized (loss) position as at September 30, 2008:

(U.S. dollars in millions)	AAA	AA	A	BBB	BB & Below	Total
Financials
Fair value	$750.3	$1,809.0	$2,179.9	$374.3	$113.1	$5,226.6
Net unrealized gain (loss)	$(36.3)	$(225.9)	$(597.7)	$(115.4)	$(28.3)	$(1,003.6)
Non-Financials
Fair value	$577.2	$695.7	$2,374.7	$1,612.1	$609.6	$5,869.3
Net unrealized gain (loss)	$(41.3)	$(63.4)	$(257.2)	$(186.9)	$(96.0)	$(644.8)
Total
Fair value	$1,327.5	$2,504.7	$4,554.6	$1,986.4	$722.7	$11,095.9
Net unrealized gain (loss)	$(77.6)	$(289.3)	$(854.9)	$(302.3)	$(124.3)	$(1,648.4)

At September 30, 2008, approximately $2.2 billion of the Company’s $5.2 billion in corporate financial sector securities was held in the portfolios supporting the Company’s Life Reinsurance Operations. Management continues the strategic analysis of the Company’s life reinsurance business, and it is relevant that the assets associated with that business are more heavily weighted towards longer term debt from financial institutions, including Tier 1 and Tier 2 paper, with a fair value of $1.1 billion representing committed term debt and hybrid instruments senior to the common and preferred equity of the financial institutions, and accounted for $574.2 million of the Company’s net unrealized loss as at September 30, 2008. As at September 30, 2008 approximately 40% of the overall sensitivity to each of interest rate and credit risk was related to the life reinsurance portfolio, despite these portfolios accounting for only 17% of total assets as of such date.

Structured credit portfolio

The following tables details the Company’s structured credit exposures by certain asset classes as well as ratings levels within the Company’s fixed maturity portfolio and the current net unrealized gain (loss) position as at September 30, 2008:

(U.S. dollars in millions)	AAA	AA	A	BBB	BB & Below	Total
CMBS
Fair value	$2,342.6	$9.2	$22.3	$18.4	$17.2	$2,409.7
Net unrealized gain (loss)	$(264.5)	$(1.8)	$(4.4)	$(3.7)	$(5.1)	$(279.5)
Prime RMBS
Fair value	$2,925.1	$61.9	$62.3	$23.9	$19.5	$3,092.7
Net unrealized gain (loss)	$(165.2)	$(11.5)	$(8.6)	$(3.3)	$(0.8)	$(189.4)
Topical Assets
Fair value	$798.0	$312.9	$67.1	$58.6	$34.0	$1,270.6
Net unrealized gain (loss)	$(251.5)	$(113.4)	$(49.7)	$5.3	$(21.2)	$(430.5)
Core CDO (1)
Fair value	$216.4	$352.7	$53.3	$126.7	$8.4	$757.5
Net unrealized gain (loss)	$(44.1)	$(177.4)	$(29.8)	$(122.9)	$(5.2)	$(379.4)
Other Asset & Mortgage Backed Securities
Fair value	$1,437.3	$165.1	$306.9	$73.0	$32.7	$2,015.0
Net unrealized gain (loss)	$(46.1)	$(20.8)	$(50.0)	$(15.2)	$4.2	$(127.9)
Total
Fair value	$7,719.4	$901.8	$511.9	$300.6	$111.8	$9,545.5
Net unrealized gain (loss)	$(771.4)	$(324.9)	$(142.5)	$(139.8)	$(28.1)	$(1,406.7)

(1)	The Company defines Core CDOs as investments in non-mortgage collateralized debt obligations, primarily consisting of collateralized loan obligations.

The following table details the current exposures to Topical Assets within the Company’s fixed income portfolio as well as the current net unrealized (loss) gain position as at September 30, 2008 and December 31, 2007:

(U.S. dollars in thousands)	As at September 30, 2008			As at December 31, 2007
		Percent of Fixed Income Portfolio	Net Unrealized (Loss) Gain	Holding at Fair Value	Percent of Fixed Income Portfolio	Net Unrealized (Loss) Gain
	Holding at Fair Value
Topical Assets:
Sub-prime first lien mortgages	$659,378	2.0%	$(200,909)	$995,947	2.5%	$(145,785)
Alt-A mortgages	525,424	1.6%	(227,424)	924,783	2.3%	(40,145)
Second lien mortgages (including sub-prime second lien mortgages)	71,129	0.2%	3,281	97,647	0.3%	788
ABS CDOs with sub-prime collateral	14,638	0.0%	(5,324)	39,317	0.1%	101

Total exposure to Topical Assets	$1,270,569	3.8%	$(430,376)	$2,057,694	5.2%	$(185,041)

Of the total Topical Assets with fair value exposure as at September 30, 2008 and December 31, 2007 of $1.3 billion and $2.0 billion, respectively, approximately $50.0 million and $76.8 million, respectively, of the related securities had ratings dependent on guarantees issued by third party guarantors (i.e., monoline insurers). Decreases in the ratings of such third party guarantors would typically decrease the fair value of guaranteed securities; however, at September 30, 2008, in the event of non-performance at such date on the part of these third party guarantors, the Company estimated that the average credit quality of this portfolio would be ‘A’ and that approximately 95.6% would have remained investment grade at such date. In addition, of the total fixed income portfolio as at September 30, 2008 and December 31, 2007, of $33.4 billion and $39.1 billion, respectively, less than 2% were guaranteed by such third parties with no individual third party representing more than 1%.

At September 30, 2008, the Company’s sub-prime and Alt-A exposures remained primarily highly rated, had strong underlying loan characteristics and the Company believed at such date that they were supported by adequate subordination levels based on current expectations of house price declines, loss severities and default levels. The Company had approximately $159 million of Topical Assets downgraded during the quarter ended September 30, 2008 and approximately $427 million during the nine months ended September 30, 2008.

Liquidations necessary to fund the repayment of the guaranteed investment contract (“GIC”) liabilities following the downgrade of Syncora Guarantee and the maturity of certain funding agreements were funded through sales of assets in the Other Financial Lines segment investment portfolios as well as the general investment portfolio. Management’s approach was to avoid the sale of assets where current market prices did not reflect intrinsic values or where transaction costs for liquidation were excessive. As a result, the Company continues to hold a number of the Topical Assets and these have been transferred to the general portfolio in exchange for those assets that were liquidated.

Realized losses and other than temporary impairments

During the three and nine month periods ended September 30, 2008, net realized losses of $252.6 million and $415.1 million, respectively, related to the write-down of certain of the Company’s fixed income and equity investments, including securities of Lehman, where the Company determined that there was an other than temporary decline in the value of those investments. Management’s analysis of the remaining securities in unrealized loss positions at September 30, 2008 indicated that these assets will ultimately pay out all expected cash flows and that the Company had at such date the intent and the ability to hold them until recovery.

Included in the impairment charge for the third quarter ended September 30, 2008, was approximately $117 million of related exposures to financial institutions, primarily related to Lehman. The remaining third quarter impairment was spread across the portfolio including structured credit, equity and other fixed income investments, with $67.9 million related to securities with sub-prime and Alt- A collateral. Consistent with prior quarters, management continues to evaluate the impairment of the portfolio and satisfy itself that the conclusions are appropriate.

The following table provides the earnings and comprehensive earnings impact related to the Topical Assets in the three and nine months ended September 30, 2008:

(U.S. dollars in thousands)	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
	Realized (Loss) and (Impairments)	Change in Net Unrealized (Loss)	Realized (Loss) and (Impairments)	Change in Net Unrealized (Loss)
Topical Assets:
Sub-prime first lien mortgages	$(27,129)	$11,460	$(43,018)	$(55,124)
Alt-A mortgages.	(35,552)	(52,919)	(64,238)	(187,279)
Second lien mortgages (including sub-prime second lien mortgages)	(1,921)	10,842	(25,352)	2,493
ABS CDOs with sub-prime collateral	(2,319)	(467)	(9,000)	(5,425)

Total	$(66,921)	$(31,084)	$(141,608)	$(245,335)

All portfolio holdings, including those with sub-prime exposure, are reviewed as part of the ongoing other than temporary impairment monitoring process. The Company continues to actively monitor its exposures, and to the extent market disruptions continue, including but not limited to disruptions in the residential mortgage market and the related impacts on the assumptions embedded in the Company’s impairment assessments and estimates of future cash flows, the Company’s financial position could be negatively impacted. See Item 1A. Risk Factors “Deterioration in the public debt and equity markets could lead to additional investment losses” below.

Alternative investment portfolio

Net income from investment fund affiliates was negative in the first nine months of 2008 as the markets were particularly challenging for strategies employed by the Company’s alternative investment managers given the extreme volatility and overall pull back of credit availability. The Company’s alternative investments are managed to maximize total-return on a risk-adjusted basis, and the results over the first nine months of 2007 as compared to the first nine months of 2008 were reflective of different market conditions and opportunities available over these periods.

Preliminary estimates indicate that the Company’s returns from its alternative investment portfolio for the month of September 2008, which will be reflected in the results for the fourth quarter of 2008, are at the low end of industry loss estimates which saw declines in the range of 5% to 8% for the month. Conditions in October 2008 continued to be challenging for alternative investment strategies.

4) Continuing competitive underwriting environment

Certain Recent Impacts on the Company’s P&C Operations

Since September 30, 2008, unprecedented economic conditions continued to impact the Company. These conditions, combined with the recent volatility in the Company’s share price, rating agency actions with respect to the Company and issues faced by some of the Company’s competitors, have created challenges as well as certain opportunities for the Company’s P&C operations.

Insurance

The Company’s insurance segment continues to experience soft property and casualty market conditions as premium rates across most lines of business decreased by approximately 7% in the aggregate and competitive pressures continued. Overall, throughout the first nine months of 2008, property renewals reflected decreases in premium rates of approximately 12% on average, while certain casualty lines experienced premium rate reductions averaging approximately 10%. In addition, premium rates within certain specialty lines of business decreased by up to 5%. Offsetting these premium rate decreases was strong pricing in the U.S. professional D&O book of business, specifically with regards to financial institutions, and more recently on the offshore energy book as a result of the September 2008 hurricane losses.

New business writings have been impacted by market conditions as competitors continue to focus on retaining business in all lines and markets. However, through September 30, 2008, the Company wrote approximately $725 million in new business (excluding program business and long-term agreements). This was largely as a result of successes in the Company’s organic growth strategies which include E&S, private D&O as well as construction and upper middle market. Renewal ratios for core property, casualty and professional lines ranged from approximately 81% to 86%.

The following table provides an analysis of gross premiums written, net premiums written and net premiums earned for the Insurance segment for the nine month periods ended September 30, 2008 and 2007:

(U.S. dollars in thousands)	(Unaudited) Nine Months Ended September 30, 2008			(Unaudited) Nine Months Ended September 30, 2007
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Casualty — professional lines	$1,076,150	$981,802	$1,028,254	$1,134,326	$1,031,880	$1,078,366
Casualty — other lines	1,076,292	671,775	645,873	1,078,947	679,672	610,551
Property catastrophe	(72)	(2,177)	268	15,358	(6,167)	48,054
Other property	765,042	411,413	390,081	630,361	410,627	397,602
Marine, energy, aviation, and satellite	594,577	472,630	480,527	602,690	450,061	484,841
Other specialty lines (1)	645,832	544,907	492,337	632,339	535,962	431,733
Other (2)	18,482	(23,894)	(20,184)	27,174	23,320	27,314
Structured indemnity	54,808	52,004	51,336	45,514	43,587	37,734

Total	$4,231,111	$3,108,460	$3,068,492	$4,166,709	$3,168,942	$3,116,195

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, specie, middle markets and excess and surplus lines.

(2)	Other includes credit and surety and other lines.

Reinsurance

In the Reinsurance segment, the first nine months of 2008 reflected a decline in premium rates across most major lines of business, as market conditions continued to soften and the reinsurance industry continued to experience pricing erosion, increased competitive pressures and increased retentions by cedants. Renewals and new business in 2008 continued to be assessed against internal hurdle rates with a continued focus on underwriting discipline. U.S. and non-U.S. catastrophe exposed property lines experienced rate declines of approximately 10% while other property lines of business saw rates decrease by 10% to 15%. Ocean marine pricing rates remained flat to down 5%, while rates within the aviation market decreased by up to 10%. Casualty pricing trends in the reinsurance market experienced deterioration in rates of up to 15%, however, rate changes on business actually bound in this line of business decreased between 10 to 15%. It should be noted, however, that with increased hurricane and other loss activity during the third quarter of 2008, taken together with the distressed state of the financial markets, rate declines across all lines of business began to slow in September.

The following table provides an analysis of gross premiums written, net premiums written and net premiums earned for the Reinsurance segment for the nine month periods ended September 30, 2008 and 2007:

(U.S. dollars in thousands)	(Unaudited) Nine Months Ended September 30, 2008			(Unaudited) Nine Months Ended September 30, 2007
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Casualty — professional lines	$205,409	$205,388	$194,593	$237,630	$241,712	$199,926
Casualty — other lines	317,083	308,310	328,581	483,698	465,452	457,652
Property catastrophe	390,943	275,948	243,988	465,157	267,379	202,756
Other property	878,114	527,322	491,607	938,753	663,224	553,998
Marine, energy, aviation, and satellite	105,984	99,467	95,551	133,789	120,987	102,235
Other (1)	220,827	191,410	159,129	238,219	202,701	175,773
Structured Indemnity	37,629	37,629	4,649	28,261	28,261	23,628

Total	$2,155,989	$1,645,474	$1,518,098	$2,525,507	$1,989,716	$1,715,968

(1)	Other includes credit and surety, whole account contracts and other lines.

5) Favorable prior year reserve development

During the three and nine month periods ended September 30, 2008, the Company had net favorable prior year reserve development in its property and casualty operations of $92.8 million and $342.4 million, respectively, compared to net favorable prior year reserve development of $144.0 million and $332.8 million, respectively, for the same periods in 2007.

For the three months ended September 30, 2008, Reinsurance segment favorable development accounted for $87.7 million of the total release, while favorable development within the Insurance segment totaled $5.1 million for the same period. The Reinsurance segment released reserves in property and other short-tail lines of business of $26.4 million and $61.3 million in casualty and other lines. The Insurance segment had favorable development of $11.4 million in property lines of business and was partially offset by net adverse development of $3.9 million in casualty and professional lines, and net adverse development of $2.4 million in specialty and other lines, including structured indemnity.

For the nine months ended September 30, 2008, Reinsurance segment favorable development accounted for $220.3 million of the total release, while favorable development within the Insurance segment totaled $122.1 million for the same period. The Reinsurance segment released reserves in property and other short-tail lines of business of $98.1 million, $120.8 million in casualty and other lines and $1.4 million in structural indemnity lines. The Insurance segment reserve releases of $122.1 million consisted of favorable development of $75.9 million in property lines of business, $58.0 million in casualty and professional lines, and was partially offset by net adverse development of $11.8 million in specialty and other lines, including structured indemnity. For further details see the segment results in the Statement of Income Analysis below.

Financial Measures

The following are some of the financial measures management considers important in evaluating the Company’s operating performance:

(U.S. dollars and shares in thousands, except ratios and per share amounts)
	(Unaudited) Three Months Ended September 30,
	2008	2007
Underwriting (loss) profit — property and casualty operations	$(89,766)	$236,888
Combined ratio — property and casualty operations	107.1%	85.3%
Net investment income — property and casualty operations (1)	$293,109	$325,543

(U.S. dollars and shares in thousands, except ratios and per share amounts)
	(Unaudited) Nine Months Ended September 30,
	2008		2007
Underwriting profit — property and casualty operations	$146,521		$629,329
Combined ratio — property and casualty operations	97.7%		87.2%
Net investment income — property and casualty operations (1)	$899,278		$962,721
Annualized return on average ordinary shareholders equity	NM	*	19.2%

	(Unaudited) September 30, 2008	December 31, 2007
Book value per ordinary share	$21.65	$50.30
Fully diluted book value per ordinary share (2)	$21.65	$50.29

(1)	Net investment income relating to property and casualty operations does not include the net investment income related to the net results from structured products.

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

*	NM — Not Meaningful

Underwriting profit — property and casualty operations

One way that the Company evaluates the performance of its insurance and reinsurance operations is the underwriting profit or loss. The Company does not measure performance based on the amount of gross premiums written. Underwriting profit or loss is calculated from premiums earned and fee income, less net losses incurred and expenses related to underwriting activities, plus unrealized foreign exchange gains and losses on underwriting balances. The Company’s underwriting loss in the three month period ended September 30, 2008 and profit in the nine month period ended September 30, 2008 were primarily reflective of the combined ratio discussed below.

Combined ratio — property and casualty operations

The combined ratio for property and casualty operations is used by the Company and many other insurance and reinsurance companies as another measure of underwriting profitability. The combined ratio is calculated from the net losses incurred and underwriting expenses as a ratio of the net premiums earned for the Company’s insurance and reinsurance operations. A combined ratio of less than 100% indicates an underwriting profit and greater than 100% reflects an underwriting loss. The Company’s combined ratio for the three and nine months ended September 30, 2008, was higher than the same periods in the previous year, primarily as a result of an increase in the loss and loss expense ratio as well as the underwriting expense ratio. The higher loss and loss expense ratio resulted from higher current year attritional and catastrophe losses, primarily in property lines, combined with lower net premiums earned in the three and nine months ended September 30, 2008, as compared to the same periods in 2007, as a result of the continuing competitive underwriting environment and softening market conditions noted above. Partially offsetting the increase in incurred losses was higher favorable prior year reserve development in the Reinsurance segment during the nine months ended September 30, 2008. While acquisition expenses have decreased during the three and nine months ended September 30, 2008 as compared to same periods in 2007, the increase in operating expenses combined with the impact from the lower level of net premiums earned has caused an increase in the underwriting expense ratio.

Net investment income — property and casualty operations

Net investment income related to property and casualty operations is an important measure that affects the Company’s overall profitability. The largest liability of the Company relates to its unpaid loss reserves, and the Company’s investment portfolio provides liquidity for claims settlements of these reserves as they become due, and thus a significant part of the portfolio is in fixed income securities. Net investment income is influenced by a number of factors, including the average size of the investment portfolio, amounts and timing of inward and outward cash flows, the level of interest rates and credit spreads and changes in overall asset allocation. Net investment income related to property and casualty operations, excluding structured products, decreased by $32.4 million and $63.4 million during the three and nine months ended September 30, 2008, respectively, as compared to same periods in the prior year. Overall, portfolio yields have decreased as yields earned on investment of cash flows and reinvestment of maturing or sold securities are generally lower than on securities previously held, as prevailing market interest rates, particularly in the U.S., have decreased overall during the last twelve months. The portfolio mix has also changed as a result of the settlement of the GIC and funding agreement liabilities, as the property and casualty operations assumed a number of the floating rate securities previously held in the Company’s Other Financial Lines segment.

Book value per ordinary share

Management also views the change in the Company’s book value per ordinary share as an additional measure of the Company’s performance. Book value per share is calculated by dividing ordinary shareholders’ equity by the number of outstanding ordinary shares at any period end. Book value per ordinary share is affected primarily by the Company’s net income (loss), by any changes in the net unrealized gains and losses on its investment portfolio, currency translation adjustments and also the impact of any share repurchase or issuance activity. Book value per ordinary share decreased by $28.65 in the first nine months of 2008 as compared to an increase of $3.33 in the first nine months of 2007. The decrease was primarily as a result of the Company’s issuance of Class A ordinary shares issued at a discount to book value (as described below), the Company’s net loss of $1.2 billion during the nine month period ended September 30, 2008 and the increase in net unrealized losses on investments of approximately $2.6 billion, net of tax, during the same period. In addition, book value per ordinary share decreased as a result of unfavorable foreign currency translation adjustments of $220.0 million during the first nine months of 2008. In August 2008, the Company issued 143.8 million Class A ordinary shares at a price of $16.00 per share, which was lower than the Company’s book value per ordinary share at the time and thus dilutive. The Company’s net loss of $1.2 billion was mainly due to the impact of the closing of the Master Agreement in August 2008 as described above, as well as from net realized losses on investments during the nine months ended September 30, 2008. The increase in net unrealized losses on investments of $2.6 billion, net of tax, during the first nine months of 2008 was mainly as a result of widening credit spreads on corporate and structured credit assets while unfavorable foreign currency translation adjustments during the same period resulted from the increase in value of the U.S. dollar against most major currencies including the Euro and U.K. Sterling.

Annualized return on average ordinary shareholders’ equity

Annualized return on average ordinary shareholder’s equity (“ROE”) is another financial measure that management considers important in evaluating the Company’s operating performance. ROE is calculated by dividing the net income for any period by the average of the opening and closing ordinary shareholders’ equity. The Company establishes minimum target ROEs for its total operations, segments and lines of business. If the Company’s minimum ROE targets over the longer term are not met with respect to any line of business, the Company seeks to modify and/or exit these lines. In the first nine months of 2008, ROE was negative mainly as a result of the impact of the closing of the Master Agreement in August 2008 as described above, as well as from catastrophe losses and net realized losses on investments during the nine months ended September 30, 2008. In the first nine months of 2007, ROE was 19.2% due to solid underwriting results throughout its property and casualty operations combined with strong investment fund affiliate income. The Company uses ROE (adjusted for certain items considered to be ‘non-operating’ in nature) as a performance measure in its long- term and annual incentive program.

Other Key Focuses of Management

Concurrent with the Company’s announcement relating to the execution of the Master Agreement in the third quarter of 2008, management highlighted its priorities for the Company going forward which included, among other things, simplifying the Company’s business model to focus on core property and casualty business and enhancing its enterprise risk management capabilities. Details relating to these initiatives are highlighted below.

Simplify the Company’s Business Model and Enhance Risk Management

In relation to this top management priority, certain initiatives that have taken place or are underway include the following:

•

Focus on P&C Businesses: In order to support the Company’s focus on its dual platform of Insurance and Reinsurance P&C businesses, the Company ceased certain operations that included the closure of the XLFS business unit and reassignment of responsibility for structured indemnity business to either the insurance or reinsurance segment depending on the underlying nature of the transactions. In addition, the Company announced its intention to review strategic opportunities relating to its Life reinsurance business. Going forward, the Company will continue to focus on its core P&C operations through leveraging its strong underwriting talent and maintaining underwriting discipline.

•

Enterprise Risk Management: The Company is focused on enhancing its risk management capabilities throughout all facets of its operations. This initiative is led by the Company’s newly hired Chief Enterprise Risk Officer (“CERO”) as noted below. The CERO is supported by, among others, the Company’s Enterprise Risk Management Committee (the “ERM Committee”) comprised of the most senior risk takers and managers of the Company. The ERM Committee will continue to assist with the efficient identification, assessment, monitoring, and reporting of key risks across the Company. On September 15, 2008, Mr. Jacob D. Rosengarten joined the Company as Executive Vice President and Chief Enterprise Risk Officer. Mr. Rosengarten reports directly to the Company’s Chief Executive Officer, Michael S. McGavick, and chairs the Company’s ERM Committee.

•

Simplify Investment Portfolio Over Time: In order to reposition the Company’s investment portfolio to one that supports a P&C focused operation, the Company is repositioning the portfolio so that a) book value volatility arising from the portfolio is reduced, b) a reduction in lower rated fixed income securities is achieved, c) exposure to securities issued by financial institutions and CMBS securities is reduced and d) a reduction in asset classes previously supporting Other Financial Lines activities is achieved. Realignment will be achieved primarily through cash generated from bond maturities and coupon reinvestment and cash flow from business operations.

Consistent with this strategy, management continued the process of reducing risk in the investment portfolio during the third quarter. Fannie Mae and Freddie Mac preferred positions were sold early in the quarter as well as securities of a number of regional banks. Most of this was accomplished prior to the Lehman bankruptcy when credit markets became even more disrupted. In addition, management reduced the aggregate sub-prime, Alt A, CMBS and CDO portfolio holdings significantly, through natural cash flows and certain opportunistic sales, in particular in the CMBS portfolio, as well as reducing the aggregate corporate portfolios.

Management further reduced interest rate risk exposure by shortening the duration of the portfolio supporting the U.S. property and casualty operations by 0.3 years. Cash and government agency holdings were increased by approximately $2 billion to approximately $13 billion representing approximately 37% of the fixed income portfolio at September 30, 2008.

•	Reduction of Expenses to Reflect Simplified Business: In light of the changes in business strategy noted above and in response to expense pressure from softening market conditions, the Company implemented in the third quarter of 2008, an expense reduction initiative designed to streamline certain of its processes and functions and reduce the Company’s expense across all major geographic locations, with primary emphasis on corporate functions. In relation to this initiative, the Company recorded restructuring charges totaling $41.7 million during the three months ended September 30, 2008 and expects to record further charges of approximately $12.0 million during the remainder of 2008 and early 2009. Restructuring charges relate mainly to employee termination benefits as well as ceasing to use certain leased property.

Capital Management

Fundamental to supporting the Company’s business model is its ability to underwrite business, which is largely dependent upon the quality of its claims paying and financial strength ratings as evaluated by independent rating agencies. As a result, in the event that the Company is downgraded, its ability to write business as well as its financial condition and/or results of operations, could be materially adversely affected. See ‘—Ratings’ below for further information regarding recent rating actions by the various rating agencies as well as details regarding the Company’s financial strength and debt ratings.

In relation to the Company’s capital position, several activities occurred throughout the third quarter, including the following:

•

In order to fund payments under the Master Agreement described above, in August 2008, the Company raised approximately $2.8 billion of additional capital through an issuance of both ordinary shares and equity security units (the “ESUs”). The ESUs consist of: (i) forward purchase contracts to purchase, and the Company to issue, its ordinary shares and (ii) debt securities. For further details relating to the Master Agreement, see Note 4 to the Consolidated Financial Statements, “Syncora Holdings Ltd. (“Syncora”)” for further information.

•

In addition to the payments to Syncora, the Company used the net proceeds from the offerings for general corporate purposes, and the redemption of X.L. America, Inc.’s $255 million 6.58% Guaranteed Senior Notes due April 2011 and capital funding of certain of the Company’s subsidiaries.

•

Concurrent with the closing of the Master Agreement, the Company exercised the put option under its Mangrove Bay contingent capital facility entered into in July 2003 resulting in net proceeds to the Company of approximately $500.0 million in exchange for the issuance by the Company of 20,000,000 Series C Preference Ordinary Shares. See “—Capital Resources” below for further details relating to the Series C Preference Ordinary Shares.

•

In July 2008, the Board of Directors approved a reduction in the quarterly dividend payable on the Company’s Class A Ordinary Shares to $0.19 per ordinary share beginning with the quarterly dividend paid in September 2008.

Other capital management initiatives undertaken in 2008 included the following:

•

Upon expiration of the Company’s quota share reinsurance treaty with Cyrus Reinsurance Ltd. (“Cyrus Re”) which reduced the Company’s catastrophe exposures, the Company, effective January 1, 2008, entered into a quota share reinsurance treaty with a newly-formed Bermuda reinsurance company, Cyrus Reinsurance II Limited (“Cyrus Re II”). Pursuant to the terms of the quota share reinsurance treaty, Cyrus Re II assumes a 10% cession of certain lines of property catastrophe reinsurance and retrocession business underwritten by certain operating subsidiaries of the Company for the 2008 underwriting year. In connection with such cessions, the Company pays Cyrus Re II reinsurance premium less a ceding commission, which includes a reimbursement of direct acquisition expenses incurred by the Company as well as a commission to the Company for generating the business. The quota share reinsurance treaty also provides for a profit commission payable to the Company.

•

In the second quarter of 2008, the Company purchased additional reinsurance including several tranches of industry loss warranty contracts attaching at various levels. In relation to catastrophe risk management, the Company considers the loss of capital due to a single large event and the loss of capital that would occur from multiple (but potentially smaller) events in any given year. The Company imposes a limit to catastrophe risk from any single loss in a given region/peril at a 1% exceedance probability. The Company manages its limits to a catastrophe risk from a single loss in a given peril/region at a 1% exceedance probability. Tier 1 limits which include natural catastrophes and other realistic disaster scenarios are targeted at a level not to exceed 10% of shareholders equity, where Tier 2 limits, which include pandemic, longevity and country risk, are established at no more than half of Tier 1 limits. These target limits are established by a combination of commercially available models, internally developed Probable Maximum Loss estimates and the judgment of management.

In addition to the above noted key priorities of the Company, other key focuses of management during the nine months ended September 30, 2008 have included the following:

Operational Transformation Program

The Company is committed to achieving competitive differentiation through the strategic alignment of initiatives that will deliver flexible and robust technology platforms to the Company and its customers. The focal point of this strategy is the development and enhancement of a reliable infrastructure through initiatives that will improve operational efficiency, standardize processes and optimize costs. As such, in 2008, the Insurance segment began a multiple year operational transformation program that when completed, is expected to consolidate numerous business processes and technology systems into a unified global architecture and ultimately result in enhanced product differentiation and business process standardization aligned with the segment’s growth strategy.

Evaluation of the Impact of Credit Market Volatility on Core Underwriting Operations

In addition to the evaluation of the impact of the distressed credit and sub prime markets on the Company’s investment portfolio, as discussed above, management has also completed detailed assessments of the exposure to these credit related issues in the core P&C insurance and reinsurance businesses, in particular the Insurance segment professional lines portfolio exposures through D&O and E&O policies. Actual policy notices as well as potential further notice activity that could arise from insureds that have been linked to sub-prime related matters are monitored on a monthly basis. Such notice activity is considered in establishing loss and loss expense reserves at each quarter end. In the Insurance segment, the Company received 13 new policy notices during the three months ended September 30, 2008, two notices in July, four in August and seven in September. For 2007, 56% of gross limits are side-A and for 2008, 47% are side-A.

During the reserve review process in the first quarter of 2008, the loss ratio for the 2008 reporting year was established to provide a provision for clash-type events such as the sub-prime crisis was increased by approximately 5 points over the 2007 clash loss ratio. This increase applied to standard professional lines including D&O, E&O and Fiduciary exposures where the sub-prime related notice activity has been concentrated. Notice activity during the second and third quarters of 2008 was in line with expectations and no further adjustment was made to the loss ratio established in the first quarter.

Minor adjustments were made to the current year loss ratios and prior year reserves in the Reinsurance segment professional lines portfolio during the first nine months of 2008 reflecting updated claim activity. Such adjustments had less than a one point impact on the year-to-date loss ratio for the segment and the reserve strengthening in more recent underwriting years was more than offset by favorable development on older underwriting years within professional lines. Global credit events have also had an impact on the trade credit portfolio written in the European reinsurance operations and this is reflected in the second and third quarter 2008 loss ratios.

Retention and Motivation

The Company is focused on the performance and retention of its employees. As part of this effort, the Company granted to certain employees, options to purchase, in the aggregate, 2,831,000 ordinary shares under the Company’s Amended and Restated 1991 Performance Incentive Program. The grant date, August 11, 2008, was ten days following the date of pricing of the offering noted above. The exercise price of $19.62 was the closing sale price per share of the Company’s ordinary shares on such date. Options granted to executive management on such date are subject to performance vesting.

Establishment of Reinsurance Operations in Brazil

In response to the liberalization of the Brazilian reinsurance market in mid-April 2008, the Company’s Reinsurance segment made plans to establish both an admitted foreign reinsurer and a locally domiciled reinsurer. In June 2008, Brazil’s insurance regulatory body, SUSEP, granted regulatory approval to the Company’s admitted foreign reinsurer. Following regulatory approval of the Company’s locally domiciled reinsurer, these two platforms should provide the Company with access to the entire Brazilian reinsurance market.

Critical Accounting Policies and Estimates

See the discussion of the Company’s Critical Accounting Policies and Estimates in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Variable Interest Entities and Other Off-Balance Sheet Arrangements

See the discussion of the Company’s variable interest entities and other off-balance sheet arrangements in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Statement of Income Analysis

Segment Results for the three months ended September 30, 2008 compared to the three months ended September 30, 2007

The Company is organized into four operating segments: Insurance, Reinsurance, Life Operations and Other Financial Lines—in addition to a corporate segment that includes the general investment and financing operations of the Company. The Company’s Insurance and Reinsurance segments are sometimes collectively referred to as “property and casualty” or “P&C operations.”

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

Insurance

General insurance business written includes risk management and specialty lines. Risk management products are comprised of global property and casualty insurance programs for large multinational companies, including umbrella liability, integrated risk and primary master property and liability coverages. Specialty lines products include directors’ and officers’ liability, environmental liability, professional liability, aviation and satellite, employment practices liability, marine, equine and certain other insurance coverages including program business. In addition, certain structured indemnity products previously structured by XLFS are included within the results of the Insurance segment covering a range of insurance risks including property and casualty insurance, certain types of residual value exposures and other market risk management products.

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

The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended September 30,		% Change
	2008	2007
Gross premiums written	$1,213,991	$1,169,435	3.8%
Net premiums written	839,788	818,185	2.6%
Net premiums earned	1,041,740	1,012,145	2.9%
Fee income and other	11,451	3,195	NM *
Net losses and loss expenses	830,789	634,872	30.9%
Acquisition costs	112,175	105,650	6.2%
Operating expenses	181,478	145,121	25.1%

Underwriting (loss) profit	$(71,251)	$129,697	NM *
Exchange (gains) losses	$(67,948)	$10,277	NM *
Net results — structured products	$(14,591)	$1,244	NM *

*	NM — Not Meaningful

Gross and net premiums written increased by 3.8% and 2.6%, respectively, during the three months ended September 30, 2008 compared with the three months ended September 30, 2007. Gross premiums written increased mainly as a result of growth in certain property and professional lines of business and favorable foreign exchange rate impacts of $23.0 million. Growth in property lines was as a result of increased premiums associated with long-term agreements as well as new business written within the construction portfolio. Growth in professional lines related to new business opportunities within the select book of business as well as improved retention ratios, higher rates and new business within the design book of business. Partially offsetting these increases was a reduction in premium rates across most lines of business as market conditions continued to soften and selective non-renewals. Increases in net premiums written was as a result of the factors noted above impacting gross premiums written, partially offset by higher ceded premiums written mainly as a result of increased cessions associated with long-term agreements, reinstatement premiums relating to third quarter catastrophe and other property loss events. See “—Continuing competitive underwriting environment” above.

Net premiums earned increased by 2.9% in the three months ended September 30, 2008 compared with the three months ended September 30, 2007. The increase resulted primarily from favorable movements in foreign exchange rates of $29.0 million and growth in the excess and surplus and marine lines of business, partially offset by lower premiums in property and other specialty lines.

Fee income increased in the third quarter of 2008 as compared to the third quarter of 2007 mainly as a result of higher engineering fee revenue associated with XL GAPS, which formed in late 2007 following the acquisition of GAPS, a loss prevention consulting service provider.

The following table presents the ratios for this segment:

	(Unaudited) Three Months Ended September 30,
	2008	2007
Loss and loss expense ratio	79.8%	62.7%
Underwriting expense ratio	28.1%	24.7%

Combined ratio	107.9%	87.4%

The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Insurance segment for the three month periods ended September 30, 2008 and 2007:

(U.S. dollars in millions)	(Unaudited) Three Months Ended September 30,
	2008	2007
Property	$(11.4)	$(20.9)
Casualty and professional	3.9	(87.4)
Specialty and other	(2.6)	47.6
Structured indemnity	5.0	—

Total	$(5.1)	$(60.7)

Loss and loss expense ratio excluding prior year development	80.2%	68.7%

Net prior year reserve releases for the quarter ended September 30, 2008 resulted primarily from favorable loss experience on certain large property loss case reserves with minor adjustments in other lines of business. Excluding prior year development, the loss ratio for the three months ended September 30, 2008 increased by 11.5 loss percentage points as compared to the same period in 2007, with 5.8 loss ratio points attributed to an increase in catastrophe losses (i.e., 6.5 loss ratio points in the current quarter versus 0.7 loss ratio points in the third quarter of 2007), mainly as a result of the impact of Hurricanes Ike and Gustav, both occurring in the third quarter of 2008. The remainder of the increase was mainly due to an increase in property loss activity and an increase in loss ratio on the D&O portfolio related to sub-prime exposures as well as a softening rate environment impacting most lines of business. Net releases in casualty lines for the three months ended September 30, 2007 reflected favorable development in the 2002-2005 years partially offset by strengthening in years prior to 2002, while net favorable development in property lines represented a release of reserves related to attritional losses. Within specialty and other lines, reserve strengthening within the marine book of business resulted from a detailed review in the current quarter of the marine excess liability portfolio which highlighted an increase in loss frequency across several recent years.

The increase in the underwriting expense ratio in the three months ended September 30, 2008, compared to the same period in 2007 was due to an increase in both the operating and acquisition expense ratios of 3.0 points (17.3% as compared to 14.3%) and 0.4 points (10.8% as compared to 10.4%), respectively. The increase in the operating expense ratio was mainly as a result of a decrease in the prior year to the fees/boards and bureaus accruals, higher compensation costs due to higher overall headcount, increases in professional fees, and costs associated with the Company’s expense reduction initiative. The increase in headcount and professional fees both supported new segment initiatives, including the Operational Transformation program, discussed above, as well as the formation of XL GAPS in late 2007. Costs related to the Company’s expense reduction initiative were mainly due to employee termination benefits. The acquisition expense ratio increased mainly due to a general increase in commissions and brokerage experienced in the marketplace, changes in the mix of business towards certain casualty lines which carried lower commission rates, combined with the impact in 2007 from an increase in ceded reinsurance profit commissions.

Foreign exchange gains in the three months ended September 30, 2008 and losses in the three months ended September 30, 2007, were due primarily to the change in the value of the U.S. dollar against certain European currencies including the U.K. Sterling, the Euro and the Swiss Franc on certain inter-company balances.

Net results from structured insurance products include certain structured indemnity contracts that are accounted for as deposit contracts. In order to support the Company’s focus on its dual platform of Insurance and Reinsurance P&C businesses, the Company ceased certain operations in the third quarter of 2008 that included the closure of the XLFS business unit and reassignment of responsibility for structured indemnity business to either the Insurance or Reinsurance segment depending on the underlying nature of the transactions. Net results from these contracts for the three months ended September 30, 2008, decreased compared to the same period in 2007 mainly due to lower net investment income recorded in 2008 combined with both higher interest expense and operating expenses. Net investment income decreased as a result of lower yields earned on investment income while interest expense increased as a result of an accretion adjustment recorded in the third quarter of 2008 based on changes in expected cash flows on a structured indemnity contract. In addition, operating expenses increased mainly as a result of costs recorded in the third quarter of 2008 associated with employee termination benefits relating to the closure of the XLFS business unit noted above.

Reinsurance

Reinsurance business written includes casualty, property, marine, aviation and other specialty reinsurance on a global basis. In addition, the results of previously written transactions structured by XLFS that were generally written on an aggregate stop loss or excess of loss basis are included within the results of the Reinsurance segment.

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

The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended September 30,		% Change
	2008	2007
Gross premiums written	$685,984	$624,303	9.9%
Net premiums written	418,126	437,933	(4.5)%
Net premiums earned	483,283	571,198	(15.4)%
Fee income and other	7,606	380	NM *
Net losses and loss expenses	378,776	285,692	32.6%
Acquisition costs	79,205	126,687	(37.5)%
Operating expenses.	51,423	52,008	(1.1)%

Underwriting (loss) profit.	$(18,515)	$107,191	NM *
Exchange (gains)	$(73,030)	$(33,467)	118.2%
Net results — structured products	$7,699	$13,392	(42.5)%

*	NM — Not Meaningful

Gross premiums written increased by 9.9% while net premiums written decreased by 4.5% in the third quarter of 2008 as compared to the third quarter in 2007. The favorable variance in gross premiums written was mainly due to increases of $75.0 million associated with a U.S. agricultural program whose rates are tied to commodity prices, which have increased in 2008, and $16.5 million of reinstatement premiums related to losses from Hurricanes Gustav and Ike. Partially offsetting these increases were decreases relating to softening market conditions and the Company declining business due to the continuing trend of certain market rates below the Company’s acceptable underwriting return levels, together with increased client retentions. For the three months ended September 30, 2008, premium rate decreases were most significant in U.S. property and casualty lines of business. Decreases in net premiums written in the third quarter of 2008 as compared to same period in 2007 reflect the above noted increases in gross premiums written but were more than offset by an increase in ceded premiums written mainly due to higher cessions in 2008 as compared to 2007 associated with the U.S. agricultural program noted above. Partially offsetting the increase in ceded premiums written were decreases in property catastrophe cessions to Cyrus Re II of 10% in 2008 as compared to a 35% cession to Cyrus Re throughout 2007.

Net premiums earned in the third quarter of 2008 decreased 15.4% as compared to the third quarter of 2007. This decrease was a reflection of the overall reduction of net premiums written over the last 12 to 24 months.

Fee income increased by $7.2 million during the three months ended September 30, 2008 as compared to the same period in 2007 mainly as a result of fees associated with capacity utilization with certain Lloyd’s syndicates.

The following table presents the ratios for this segment:

	(Unaudited) Three Months Ended September 30,
	2008	2007
Loss and loss expense ratio	78.4%	50.0%
Underwriting expense ratio	27.0%	31.3%

Combined ratio	105.4%	81.3%

The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Reinsurance segment for the three month periods ended September 30, 2008 and 2007:

(U.S. dollars in millions)	(Unaudited) Three Months Ended September 30,
	2008	2007
Property and other short-tail lines	$(26.4)	$(45.1)
Casualty and other	(61.3)	(37.9)
Structured indemnity	—	(0.3)

Total	$(87.7)	$(83.3)

Loss and loss expense ratio excluding prior year development	96.5%	64.6%

For the three months ended September 30, 2008, casualty and other lines net favorable development related primarily to the reinsurance-to-close (“RITC”) of the 2005 year of account for whole account business written with several Lloyd’s syndicates, while favorable development in property and other short-tail lines were centered largely in property catastrophe and property other lines of business in the 2004 to 2007 years. Excluding prior year development, the loss ratio for the three months ended September 30, 2008 increased by 31.9 loss percentage points as compared to the same period in 2007 with 27.5 loss ratio points attributed to the impact of catastrophe losses occurring during the third quarter of 2008 (30.1 points), including Hurricanes Ike and Gustav, compared to the third quarter of 2007 (2.6 points). The remaining difference of 4.4 loss ratio points was due to the softening rate environment and higher anticipated loss activity in the professional and trade credit portfolios. For the three months ended September 30, 2007, property and other short-tail lines reserve releases were primarily due to favorable attritional loss activity in both the property catastrophe and property risk portfolios. Casualty reserve releases of $35.4 million related primarily to non-U.S. casualty business written through the Company’s European and Bermuda operations and to a lesser extent the Company’s U.S. casualty business.

The decrease in the underwriting expense ratio in the three months ended September 30, 2008, as compared with the three months ended September 30, 2007, was due to a decrease in the acquisition expense ratio of 5.8 points (16.4% compared to 22.2%) and partially offset by an increase in the operating expense ratio of 1.5 points (10.6% compared to 9.1%). The decrease in the acquisition expense ratio was due primarily to a favorable variance in performance-related commissions recorded in the third quarter of 2008 as compared to the third quarter of 2007. Although operating expenses are slightly lower in the three months ended September 30, 2008 as compared to the same period in 2007, the lower level of net premiums earned as noted above has caused an increase in the operating expense ratio. The decrease in operating expenses was mainly as a result of a bad debt provision recorded in 2007 and was partially offset by the impact in 2008 of a write-off of certain system related costs and employee termination benefits recorded under the Company’s expense reduction initiative.

Foreign exchange gains in the three months ended September 30, 2008 and losses in 2007 were due primarily to the change in the value of the U.S. dollar against certain European currencies including the U.K. Sterling, the Euro and the Swiss Franc on certain inter-company balances.

Net results from structured reinsurance products include certain structured indemnity contracts that are accounted for as deposit contracts. In order to support the Company’s focus on its dual platform of Insurance and Reinsurance P&C businesses, the Company ceased certain operations in the third quarter of 2008 that included the closure of the XLFS business unit and reassignment of responsibility for structured indemnity business to either the Insurance or Reinsurance segment depending on the underlying nature of the transactions. Results from these products for the three months ended September 30, 2008, have decreased compared to the same period in 2007 mainly due to lower net investment income and higher operating expenses. Net investment income decreased as a result of lower yields earned on invested assets in the third quarter of 2008 as compared to the third quarter of 2007 while operating expenses increased as a result of employee termination benefits associated with the closure of the XLFS business unit noted above.

Life Operations

Business written by the Life Operations segment is primarily European life reinsurance. This includes term assurances, group life, critical illness cover, immediate annuities, disability income cover, and short-term accident and health business. Due to the nature of these contracts, premium volume may vary significantly from period to period.

As noted above, the Company announced its intention to review strategic opportunities relating to its Life reinsurance business.

The following summarizes contribution from this segment:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended September 30,		% Change
	2008	2007
Gross premiums written	$156,148	$140,694	11.0%
Net premiums written	145,741	129,353	12.7%
Net premiums earned	169,608	147,239	15.2%
Fee income and other	75	78	(3.8)%
Claims and policy benefits.	199,861	195,440	2.3%
Acquisition costs	25,499	20,740	22.9%
Operating expenses.	7,864	7,195	9.3%
Exchange losses (gains).	1,511	(3,014)	NM *
Net investment income	102,636	100,005	2.6%

Contribution from Life Operations	$37,584	$26,961	39.4%

*	NM — Not Meaningful

The following table is an analysis of the Life operations gross premiums written, net premiums written and net premiums earned for the three month periods ended September 30, 2008 and 2007:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended September 30, 2008			(Unaudited) Three Months Ended September 30, 2007
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Other Life	$107,809	$106,076	$129,943	$87,023	$81,006	$98,892
Annuity	48,339	39,665	39,665	53,671	48,347	48,347

Total	$156,148	$145,741	$169,608	$140,694	$129,353	$147,239

Gross premiums written relating to other life business increased by $20.8 million in the three months ended September 30, 2008 as compared to the same period in 2007 mainly due to premium growth in the core underlying book of term assurance and critical illness business of $13.4 million as well as an increase in U.S. business of $8.4 million. Partially offsetting these increases was a decrease of $1.0 million in short-term life, accident and health business primarily as a result of soft market conditions and cancellations experienced in the third quarter of 2008 exceeding new business written during the period. Gross premiums written relating to annuity business decreased by $5.3 million in the three months ended September 30, 2008 as compared to the same period in the prior year primarily as a result of unfavorable foreign exchange rate movements. Ceded premiums written were roughly consistent with the prior year.

Net premiums earned in the third quarter of 2008 increased 15.2% as compared to the third quarter of 2007. This increase was consistent with the increase in gross and net premiums written as described above.

Changes in claims and policy benefits include the movement in policy benefit reserves related to other contracts (such as immediate annuities) where investment assets were acquired with the assumption of the policy benefit reserves at the inception of the contract. Claims and policy benefit reserves increased by $4.4 million or 2.3% in the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, primarily as a result of the factors noted above affecting gross and net premiums written, partially offset by favorable foreign exchange rate movements of $9.0 million.

For the three months ended September 30, 2008, acquisition costs increased by 22.9% largely as a result of costs associated with the growth in the core underlying book of term assurance and critical illness business. Operating expenses increased by 9.3% in the third quarter of 2008 as compared to the same period in 2007 primarily due to higher corporate allocations and increased compensation costs associated with a higher headcount in 2008 as compared to 2007.

Net investment income is included in the calculation of contribution from Life Operations, as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. Net investment income increased by $2.6 million or 2.6% in the three months ended September 30, 2008, as compared to the same period in 2007 primarily as a result of the growth in the average size of the investment asset balances due to premiums associated with regular premium business and partially offset by lower investment yields.

Other Financial Lines

The Other Financial Lines segment is comprised of the funding agreement business and previously, the GIC business. As at December 31, 2007, the Company had approximately $4.0 billion of deposit liabilities associated with GICs which were correspondingly matched with invested assets. Based on the terms and conditions of the underlying GICs, upon the downgrade of Syncora Guarantee (formerly XL Capital Assurance Inc. or “XLCA”), below certain ratings levels, all or portions of outstanding principal balances on such GICs would come due. Throughout 2008, several rating agencies downgraded Syncora and its subsidiaries and, as a result, the Company settled, in the first nine months of 2008 all of the GIC liabilities. At September 30, 2008, the remaining balance of funding agreements, excluding accrued interest of $10.0 million, was $850.0 million, with settlements scheduled from late 2008 through to 2010. Management does not expect any significant impact on the Company’s results of operations or liquidity as a result of the maturity of these contracts.

At December 31, 2007, a significant component of the investments held in the Company’s Other Financial Lines segment portfolios was comprised of Topical Assets and CDOs. Liquidations necessary to fund the repayment of the GIC liabilities following the downgrade of Syncora Guarantee and the maturity of certain funding agreements, were funded through sales of assets in these portfolios as well as the general investment portfolios. Management’s approach was to avoid the sale of assets where current market prices did not reflect intrinsic values or where transaction costs for liquidation were excessive. As a result, the Company continues to hold a number of the Topical Assets and CDOs and these were transferred to the general investment portfolio in exchange for those assets that were liquidated.

For the three month period ended September 30, 2008, the net results from Other Financial Lines businesses were $3.7 million and included net investment income, interest expense and operating expenses of $13.1 million, $7.4 million, and $2.0 million, respectively, while the results for the same period in 2007 were $16.5 million and included net investment income, interest expense and operating expenses of $107.3 million, $86.9 million, and $3.9 million, respectively. For the three months ended September 30, 2008, net investment income, interest expense and operating expenses decreased primarily as a result of a decrease in the average deposit liability balance and the associated asset portfolios as a result of the settlement of the GIC and funding agreement portfolio noted above. In addition, operating expenses decreased due to a reduction in compensation expense associated with a lower headcount.

Investment Activities

The following table illustrates the change in net investment income from property and casualty operations, net (loss) income from investment fund affiliates, net realized (losses) on investments and net realized and unrealized losses on investment and other derivative instruments for the three months ended September 30, 2008 and 2007:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended September 30,		% Change
	2008	2007
Net investment income — property and casualty operations (1)	$293,109	$325,543	(10.0)%
Net (loss) income from investment fund affiliates (2)	(54,886)	69,435	NM *
Net realized (losses) on investments	(292,903)	(160,208)	(82.8)%
Net realized and unrealized (losses) on investment and other derivative instruments	(58,454)	(58,162)	(0.5)%

(1)	Net investment income relating to property and casualty operations does not include the net investment income related to the net results from structured products.

(2)

The Company records the income related to alternative fund affiliates on a one month lag and the private investment fund affiliates on a three month lag in order for the Company to meet accelerated filing deadlines.

*	NM — Not meaningful

Net investment income related to property and casualty operations decreased in the third quarter of 2008 as compared to the third quarter of 2007 due primarily to declining portfolio yields. Portfolio yields decreased as yields earned on investment of cash flows and reinvestment of maturing or sold securities were generally lower than on securities previously held, as prevailing market interest rates, particularly in the U.S., decreased overall during the last twelve months. The portfolio mix also changed as a result of the settlement of the GIC and funding agreement liabilities, as the property and casualty operations assumed a number of the floating rate securities previously held in the Company’s Other Financial Lines segment.

In the three months ended September 30, 2008, the net loss from investment fund affiliates was due primarily to the results from the Company’s alternative funds, which were negative in the three months ended September 30, 2008 as compared to positive results in the same period of the prior year. These results reflect negative returns in the Company’s alternative portfolio as the markets during the quarter were particularly challenging for strategies employed by the Company’s alternative investment managers given the extreme volatility and overall pull back of credit availability. Net income from investment affiliates in the third quarter of 2007 was due primarily to strong performance in alternative fund affiliates.

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

	(Unaudited) Three Months Ended September 30,
	2008 (1)	2007 (1)
Asset/Liability portfolios
USD fixed income portfolio	(3.7)%	0.3%
Non USD fixed income portfolio	(0.5)%	1.6%
Risk Asset portfolios
Alternative portfolio (2)	(4.2)%	1.8%
Equity portfolio	(18.7)%	1.5%
High-Yield fixed income portfolio	(5.8)%	(2.1)%

(1)

Portfolio returns are calculated by dividing the sum of net investment income or net income from investment fund affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio. Performance is measured in either the underlying asset currency or the functional currency.

(2)	Performance on the alternative portfolio reflects the three months ended August 31, 2008 and August 31, 2008, respectively, due to the reporting lag as described above.

Net Realized Gains and Losses and Other than Temporary Declines in the Value of Investments

Net realized losses on investments in the third quarter of 2008 included net realized losses of $252.6 million related to the write-down of certain of the Company’s fixed income and equity investments, including Lehman, where the Company determined that there was an other than temporary decline in the value of those investments as well as net realized losses of $40.3 million from sales of investments. Included in the 2008 balances noted above are realized losses and impairments in the sub-prime related mortgage exposed portfolios totaling $66.9 million.

Net realized losses on investments in the third quarter of 2007 included net realized losses of $110.9 million related to the write-down of certain of the Company’s fixed income and equity investments where the Company determined that there was an other than temporary decline in the value of those investments as well as net realized losses of $49.3 million from sales of investments. Included in the 2007 balances noted above are realized losses and impairments in the sub-prime related mortgage exposed portfolios totaling $138.9 million.

The Company’s process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors. These primary factors include: (i) the time period during which there has been a significant decline in value; (ii) an analysis of the liquidity, business prospects and overall financial condition of the issuer; (iii) the significance of the decline; (iv) an analysis of the collateral structure and other credit support, as applicable, of the securities in question; (v) expected future interest rate movements; and (vi) the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. See Note 2(c) to the Consolidated Financial Statements for further information. During the current quarter, particular focus was placed on structured credit holdings and in particular those with residential mortgage exposure. Where the Company’s analysis of the above factors results in the Company’s conclusion that declines in fair values are other than temporary, the cost of the security is written down to fair value and the previously unrealized loss is therefore realized in the period such determination is made.

Net Realized and Unrealized Gains and Losses on Derivatives

Net realized and unrealized losses on investment derivatives for the three month period ended September 30, 2008 resulted from the Company’s investment strategy to manage interest rate risk, foreign exchange risk, and credit risk and to replicate permitted investments. In addition, in 2007, net realized and unrealized losses on investment derivatives included a mark-to-market loss of $37.0 million with respect to a total return swap on the capital notes of a structured investment vehicle impacted by the markdown in the underlying net asset value of the assets of the capital notes, combined with mark-to-market losses associated with the Company’s capital, investment and hedging activities.

Other Revenues and Expenses

The following table sets forth other revenues and expenses for the three months ended September 30, 2008 and 2007:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended September 30,		% Change
	2008	2007
Net (loss) income from operating affiliates (1)	$(1,404,299)	$41,919	NM *
Amortization of intangible assets	1,386	420	230.0%
Corporate operating expenses	61,656	56,872	8.4%
Interest expense (2)	51,277	49,029	4.6%
Income tax expense	47,843	58,715	(18.5)%

(1)	The Company records the income related to its operating affiliates on a three month lag in order for the Company to meet accelerated filing deadlines.

(2)	Interest expense does not include interest expense related to structured products as reported within the Insurance and Reinsurance segments.

*	NM — Not meaningful

The following table sets forth the net (loss) income from operating affiliates for the three months ended September 30, 2008 and 2007:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended September 30,		% Change
	2008	2007
Net (loss) income from financial operating affiliates	$(1,417,526)	$7,047	NM	*
Net income from investment manager affiliates	1,027	23,161	(95.6)%
Net income from other strategic operating affiliates	12,200	11,711	4.2%

Total	$(1,404,299)	$41,919	NM	*

(1)	NM — Not Meaningful

The net loss from financial operating affiliates for the three months ended September 30, 2008 was primarily as a result of the loss of approximately $1.4 billion recorded in August 2008 in relation to the closing of the Master Agreement. For further details relating to the Master Agreement, see “Results of Operations” above as well as Note 4 to the Consolidated Financial Statements, “Syncora Holdings Ltd. (“Syncora”).”

Investment manager affiliate income decreased by $22.1 million or 95.6% during the third quarter of 2008 as compared to the same period in the prior year primarily as a result of recent volatility in both the credit and equity markets, impacting most significantly, investment manager affiliates specializing in global equities as well as fixed income securities.

Income from other strategic operating affiliates increased in the third quarter of 2008 as compared to the third quarter of 2007 mainly due to earnings from an investment in an affiliate entered into in the second quarter of 2008 that provides reinsurance to certain Lloyd’s syndicates.

Corporate operating expenses in the three months ended September 30, 2008 increased compared to the three months ended September 30, 2007 primarily as a result of an increase in professional fees associated with the capital raise and settlement under the Master Agreement, described above, as well as costs recorded in the third quarter of 2008 relating to the Company’s expense reduction initiative, including employee termination benefits and asset impairment charges. For further information relating to the Company’s expense reduction initiative, see Note 5 to the Consolidated Financial Statements, “Restructuring and Asset Impairment Charges.”

Interest expense for the three months ended September 30, 2008 as compared to the same period in 2007 was higher as a result of interest recorded in the third quarter of 2008 associated with the 10.75% Units issued in August 2008. For more information on the Company’s financial structure, see “Liquidity and Capital Resources.”

The decrease in the Company’s income taxes arose principally from the decrease in the profitability of the Company’s U.S. and European operations. In addition, losses associated with the Master Agreement related to operating entities in jurisdictions not subject to income tax.

Segment Results for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

Insurance

The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)	(Unaudited) Nine Months Ended September 30,		% Change
	2008	2007
Gross premiums written	$4,231,111	$4,166,709	1.5%
Net premiums written	3,108,460	3,168,942	(1.9)%
Net premiums earned	3,068,492	3,116,195	(1.5)%
Fee income and other	31,104	10,480	196.8%
Net losses and loss expenses	2,169,423	1,941,559	11.7%
Acquisition costs	351,888	361,804	(2.7)%
Operating expenses	535,065	474,558	12.8%

Underwriting profit	$43,220	$348,754	(87.6)%
Exchange (gains) losses	$(8,746)	$25,429	NM *
Net results — structured products	$(11,418)	$3,038	NM *

*	NM — Not Meaningful

Gross premiums written increased by 1.5% during the nine months ended September 30, 2008 compared with the nine months ended September 30, 2007, primarily as a result of growth in certain property lines, particularly in the construction book, as well as excess and surplus and middle market lines, higher levels of long-term agreements and favorable foreign exchange rate movements of $125.0 million. Partially offsetting these increases were continued decreases in premium rates as market conditions continued to soften, selective non-renewals and the impact of the runoff of certain property catastrophe program exposures. Net premiums written decreased by 1.9% during the first nine months of 2008 as compared to same period in 2007 primarily as a result of an increase in ceded premiums written related to a change in the mix of business including an increase in long-term agreements with higher cession ratios and the impact from the purchase of an adverse development cover associated with a Company owned Lloyd’s syndicate.

Net premiums earned decreased by 1.5% in the nine months ended September 30, 2008 compared with the nine months ended September 30, 2007. The decrease was primarily a reflection of the overall reduction of net premiums written over the last 12 to 24 months.

Fee income increased in the first nine months of 2008 as compared to the same period in 2007 mainly as a result of higher engineering fee revenue associated with XL GAPS, which formed in late 2007 following the acquisition of GAPS, a loss prevention consulting service provider.

The following table presents the ratios for this segment:

	(Unaudited) Nine Months Ended September 30,
	2008	2007
Loss and loss expense ratio	70.7%	62.3%
Underwriting expense ratio	28.9%	26.8%

Combined ratio	99.6%	89.1%

The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Insurance segment for the nine month periods ended September 30, 2008 and 2007:

(U.S. dollars in millions)	(Unaudited) Nine Months Ended September 30,
	2008	2007
Property	$(75.9)	$(65.3)
Casualty and Professional	(58.0)	(130.2)
Specialty and Other	6.8	70.9
Structured Indemnity	5.0	—

Total	$(122.1)	$(124.6)

Loss and loss expense ratio excluding prior year development	74.7%	66.3%

Net prior year releases in the nine months ended September 30, 2008, totaled $122.1 million and were due primarily to favorable reserve development in global property lines of business as a result of favorable claim development as well as reserve releases in certain casualty lines primarily in 2004 to 2006 years due to lower than expected reported loss activity. Offsetting this favorable development was modest reserve strengthening within specialty lines as well as strengthening associated with certain structured indemnity contracts. Excluding prior year development, the loss ratio for the nine months ended September 30, 2008 increased by 8.4 loss percentage points as compared to the same period in 2007 with 4.1 points of the loss ratio increase attributable to a higher level of catastrophe losses in the current year. The remainder of the increase in loss ratio was attributable to the softening rate environment impacting most lines of business and an increase in loss activity in property and loss activity anticipated for professional lines related to sub-prime and related credit events. Net prior year releases in the nine months ended September 30, 2007 occurred in certain property and casualty lines of business, partially offset by adverse prior year reserve development in certain specialty lines, particularly in the London Market portfolio including the run-off of the surety portfolio.

Gross prior year favorable development for the nine months ended September 30, 2008 of $429.8 million exceeded the corresponding net favorable development during the same period of

$122.1 million, as the impact of reductions in gross reported losses on older years in certain casualty lines was mostly offset by the impact of the reinsurance recoverable component on such losses. In addition, the impact of gross reserve releases in professional and specialty lines was mostly offset by the impact of a reduction in estimated ceded IBNR following a reserve review in these lines.

The increase in the underwriting expense ratio in the nine months ended September 30, 2008, compared to the same period in 2007, was due to an increase in the operating expense ratio of 2.2 points (17.4% as compared to 15.2%) and partially offset by a decrease in the acquisition expense ratio of 0.1 points (11.5% as compared to 11.6%). The increase in the operating expense ratio was mainly as a result of a higher headcount which increased compensation, increases in professional fees and the impact of employee termination benefits recorded in the third quarter of 2008, against lower net premiums earned. The increase in headcount and professional fees both supported new segment initiatives, including an operational transformation program as well as the formation of XL GAPS in late 2007. The acquisition expense ratio decreased mainly due to a reduction in foreign excise taxes as a result of a decrease in the cession percentage of an internal quota share from 75% to 50%, lower guarantee fund assessments and the impact of the changes in the mix of business written.

Foreign exchange gains in the nine months ended September 30, 2008 and losses in 2007 were due primarily to the change in the value of the U.S. dollar against certain European currencies including the Euro, U.K. Sterling and Swiss Franc on certain inter-company balances.

Net results from structured insurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Results from these contracts for the nine months ended September 30, 2008, decreased compared to the same period in 2007 mainly due to lower net investment income and higher operating expenses, partially offset by lower interest expense. Net investment income decreased as a result of lower yields earned on investment income while operating expenses increased as a result of costs recorded in the third quarter of 2008 associated with employee termination benefits relating to the closure of the XLFS business unit as noted above. Interest expense decreased mainly due to a negotiated cancellation of a contract in the second quarter of 2008 that resulted in a gain of $10.9 million and was partially offset by an accretion adjustment recorded in the first nine months of 2008 based on changes in expected cash flows on a structured indemnity contract.

Reinsurance

The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)	(Unaudited) Nine Months Ended September 30,		% Change
	2008	2007
Gross premiums written	$2,155,989	$2,525,507	(14.6)%
Net premiums written	1,645,474	1,989,716	(17.3)%
Net premiums earned	1,518,098	1,715,968	(11.5)%
Fee income and other	8,840	869	NM *
Net losses and loss expenses	979,620	914,313	7.1%
Acquisition costs	302,077	377,871	(20.1)%
Operating expenses	141,940	144,078	(1.5)%

Underwriting profit	$103,301	$280,575	(63.2)%
Exchange (gains)	$(55,549)	$(514)	NM *
Net results — structured products	$21,102	$28,802	(26.7)%

*	NM — Not Meaningful

Gross and net premiums written decreased by 14.6% and 17.3%, respectively, in the first nine months of 2008 as compared to the first nine months of 2007. These decreases resulted from the Company declining business due to competitive pressures continuing to drive certain rates below the Company’s acceptable underwriting return levels together with increased client retentions. Partially offsetting these decreases in gross premiums written were favorable foreign exchange rate movements of $57.0 million and increases of $75.0 million associated with a U.S. agricultural program whose rates are tied to commodity prices, which have increased in 2008. Ceded premiums written decreased mainly as a result of the impact of a reduction in property catastrophe cessions to Cyrus Re II of 10% in 2008 as compared to a 35% cession to Cyrus Re throughout 2007, partially offset by ceded premiums totaling $23.3 million associated with the purchase of additional catastrophe loss protection in the form of industry loss warranty covers. However, the overall ceded ratio increased mainly due to lower net retention in 2008 as compared to 2007, mainly due to higher cession ratios associated with the U.S. agricultural program noted above, causing net premiums written to decrease at a higher percentage than gross premiums written.

Net premiums earned in the first nine months of 2008 decreased 11.5% as compared to the same period in of 2007. This decrease was a reflection of the overall reduction of net premiums written over the last 24 months.

Fee income increased by $8.0 million during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 as a result of fees associated with capacity utilization with certain Lloyd’s syndicates.

The following table presents the ratios for this segment:

	(Unaudited) Nine Months Ended September 30,
	2008	2007
Loss and loss expense ratio	64.5%	53.3%
Underwriting expense ratio	29.3%	30.4%

Combined ratio	93.8%	83.7%

The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Reinsurance segment for the nine month periods ended September 30, 2008 and 2007:

(U.S. dollars in millions)	(Unaudited) Nine Months Ended September 30,
	2008	2007
Property and other short-tail lines	$(98.1)	$(140.3)
Casualty and other	(120.8)	(76.7)
Structured Indemnity	(1.4)	8.8

Total	$(220.3)	$(208.2)

Loss and loss expense ratio excluding prior year development	79.0%	65.4%

For the nine months ended September 30, 2008, casualty and other lines reserve releases included favorable development in both European and U.S. casualty and professional portfolios as well as reserve releases associated with the RITC relating to the 2005 year of account on certain Lloyd’s sourced business. In the same period, property and other short-tail lines reserve releases were attributable to most business units globally. Excluding prior year development, the loss ratio for the nine months ended September 30, 2008 increased by 13.6 loss percentage points as compared to the same period in 2007 with 9.0 points attributable to an increase in catastrophe losses occurring during the first nine months of 2008 (13.8 points in 2008 versus 4.8 points in 2007). The remaining increase of 4.6 loss ratio points was attributable to the softening rate environment, higher attritional property losses and higher anticipated loss activity in the professional and trade credit portfolios. For the nine months ended September 30, 2007, property and other short-tail lines reserve releases were seen largely in property risk and property catastrophe portfolios while casualty releases related to both U.S. and non-U.S. source exposures.

Gross prior year favorable development for the nine months ended September 30, 2008 of $353.9 million exceeded the corresponding net favorable development during the same period of $220.3 million as the impact of favorable loss experience related to a large crop program was mostly offset by the impact of retrocessional protection related to this program.

The decrease in the underwriting expense ratio in the nine months ended September 30, 2008, as compared with the nine months ended September 30, 2007, was due to a decrease in the acquisition expense ratio of 2.1 points (19.9% compared to 22.0%) and was partially offset by an increase in the operating expense ratio of 1.0 points (9.4% compared to 8.4%). The decrease in the acquisition expense ratio was primarily due to a favorable variance in performance-related commissions in the first nine months of 2008 as compared to 2007. Although operating expenses were lower in the first nine months of 2008 as compared to the same period in 2007, the lower level of net premiums earned as noted above caused an increase in the operating expense ratio. The decrease in operating expenses was mainly as a result of a bad debt provision recorded in 2007 and was partially offset by the impact in 2008 of the write-off of certain system related costs.

Foreign exchange gains in the nine months ended September 30, 2008 and 2007 were due primarily to the change in the value of the U.S. dollar against certain European currencies including the U.K. Sterling and Euro on certain inter-company balances.

Net results from structured reinsurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Results from these products for the nine months ended September 30, 2008, have decreased compared to the same period in 2007 mainly due to lower net investment income and higher operating expenses. Net investment income decreased as a result of lower yields earned on invested assets in the first nine months of 2008 as compared to the same period in 2007 while operating expenses increased as a result of employee termination benefits associated with the closure of the XLFS business unit as noted above.

Life Operations

The following summarizes the contribution from this segment:

(U.S. dollars in thousands)	(Unaudited) Nine Months Ended September 30,		% Change
	2008	2007
Gross premiums written	$552,357	$588,930	(6.2)%
Net premiums written	520,887	556,778	(6.4)%
Net premiums earned	502,125	534,086	(6.0)%
Fee income and other	275	227	21.1%
Claims and policy benefits	605,885	662,883	(8.6)%
Acquisition costs	75,448	64,622	16.8%
Operating expenses	25,246	25,867	(2.4)%
Exchange losses (gains)	509	(4,989)	NM *
Net investment income	297,829	288,788	3.1%

Contribution from Life operations	$93,141	$74,718	24.7%

*	NM — Not Meaningful

The following table is an analysis of the Life operations gross premiums written, net premiums written and net premiums earned for the nine month periods ended September 30, 2008 and 2007:

(U.S. dollars in thousands)	(Unaudited) Nine Months Ended September 30, 2008			(Unaudited) Nine Months Ended September 30, 2007
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Other Life	$400,287	$396,514	$377,752	$335,992	$327,949	$305,257
Annuity	152,070	124,373	124,373	252,938	228,829	228,829

Total	$552,357	$520,887	$502,125	$588,930	$556,778	$534,086

Gross premiums written relating to other life business increased by $64.3 million in the nine months ended September 30, 2008 as compared to the same period in 2007 mainly due to premium growth in the core underlying book of term assurance and critical illness business of $37.4 million, premium growth in U.S. business of $20.0 million and favorable foreign exchange rate movements of $0.3 million. In addition, gross premiums written related to short-term life, accident and health business increased by $6.6 million primarily as a result of favorable foreign exchange rate movements and partially offset by decreases in gross premiums written associated with soft market conditions experienced in the first nine months of 2008. Gross premiums written relating to annuity business decreased by $100.9 million in the nine months ended September 30, 2008 as compared to the same period in 2007 mainly due to a single Irish immediate annuity contract totaling $94.6 million written during the first nine months of 2007, unfavorable foreign exchange rate movements of $3.6 million and $2.7 million lower premiums from other annuity business which decreases through time as defined by the treaties. Ceded premiums written were roughly consistent with the prior year.

Net premiums earned in the first nine months of 2008 decreased 6.0% as compared to the same period in 2007. This decrease was consistent with the decrease in gross and net premiums written as described above.

Changes in claims and policy benefits include the movement in policy benefit reserves related to other contracts (such as immediate annuities) where investment assets were acquired with the assumption of the policy benefit reserves at the inception of the contract. Claims and policy benefit reserves decreased by $57.0 million or 8.6% in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, primarily as a result of the factors noted above affecting gross and net premiums written, partially offset by higher incurred losses of $12.0 million associated with certain short-term life, accident and health business, in part due to adverse exchange rate movements.

For the nine months ended September 30, 2008, acquisition costs increased by 16.8% as compared to the same period in 2007, largely as a result of the growth in regular premium business as noted above and unfavorable foreign exchange rate movements. Operating expenses decreased by 2.4% in the first nine months of 2008 as compared to the same period in the prior year mainly due to lower professional fees as a result of costs recorded in 2007 related to an actuarial loss reserve review and partially offset by higher corporate allocations in the first nine months of 2008.

Net investment income is included in the calculation of contribution from Life Operations, as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. Net investment income increased by $9.0 million or 3.1% in the nine months ended September 30, 2008, as compared to the same period in 2007 primarily as a result of growth in the average size of the investment asset balances due to premiums associated with regular premium business. However, it should be noted that as at September 30, 2008, approximately $896.3 million of the gross unrealized losses on the Company’s investments related to portfolios of Life Operations investment assets primarily as a result of increases in credit spreads during this period, primarily in the U.K. and Euro-zone, and the long duration of the underlying assets. Refer to “Balance Sheet Analysis” below for further discussion of unrealized losses and gains on investments.

Other Financial Lines

The Other Financial Lines segment is comprised of the funding agreement business and previously, the guaranteed investment contract (“GIC”) business. For the nine month period ended September 30, 2008, the net results from these products were $17.6 million and included net investment income, interest expense and operating expenses of $92.2 million, $66.2 million, and $8.4 million, respectively, while the net results from these products for the same period in 2007 were $32.4 million and included net investment income, interest expense and operating expenses of $289.8 million, $247.3 million, and $10.1 million, respectively. For the nine months ended September 30, 2008, net investment income, interest expense and operating expenses decreased primarily as a result of a decrease in the average deposit liability balance and the associated asset portfolios as a result of the settlement of the GIC portfolio and certain funding agreements noted above. In addition, operating expenses decreased due to a reduction in compensation expense associated with a lower headcount. While not reported within the contribution from the Other Financial Lines segment, approximately $73.4 million of the reported realized losses on investments during the first nine months of 2008 related to portfolios associated with GICs and funding agreements.

Syncora

For information on Syncora, see “Results of Operations” and “Other Revenues and Expenses” within Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, see Note 4 to the Consolidated Financial Statements, “Syncora Holdings Ltd. (“Syncora”)”, for further information.

Investment Activities

The following table illustrates the change in net investment income from property and casualty operations, net (loss) income from investment affiliates, net realized (losses) on investments and net realized and unrealized (losses) gains on investment and other derivative instruments for the nine months ended September 30, 2008 and 2007:

(U.S. dollars in thousands)	(Unaudited) Nine Months Ended September 30,		% Change
	2008	2007
Net investment income — property and casualty operations (1)	$899,278	$962,721	(6.6)%
Net (loss) income from investment fund affiliates (2)	(63,522)	255,414	NM *
Net realized (losses) on investments	(393,114)	(132,620)	(196.4)%
Net realized and unrealized (losses) on investment and other derivative instruments	(5,648)	(41,233)	86.3%

(1)	Net investment income relating to property and casualty operations does not include the net investment income related to the net results from structured products.

(2)

The Company records the income related to alternative fund affiliates on a one-month lag and the private investment affiliates on a three month lag in order for the Company to meet accelerated filing deadlines.

*	NM — Not meaningful

Net investment income related to property and casualty operations decreased in the nine months ended September 30, 2008 as compared to the same period in 2007 due primarily to declining portfolio yields. Portfolio yields decreased as yields earned on investment of cash flows and reinvestment of maturing or sold securities were generally lower than on securities previously held, as prevailing market interest rates, particularly in the U.S., decreased over the last year. As well, the portfolio mix changed as a result of the settlement of the GIC and funding agreements liabilities, as the property and casualty operations assumed a number of the floating rate securities previously held in the Company’s Other Financial Lines segment.

The Company’s net loss from investment fund affiliates during the first nine months of 2008 reflected negative returns in the Company’s alternative portfolio as the markets during the first nine months of 2008 were particularly challenging for strategies employed by the Company’s alternative investment managers given the extreme volatility and overall pull back of credit availability. Net income from investment affiliates in the first nine months of 2007 was due primarily to strong results in the equity accounted portion of the alternative portfolio and a higher investment asset base.

The Company manages its investment grade fixed income securities using an asset/liability management framework. Due to the unique nature of the underlying liabilities, customized benchmarks are used to measure investment performance and comparison to standard market indices is not meaningful. Investment performance is not monitored for certain assets primarily consisting of operating cash and special regulatory deposits. The following is a summary of the investment portfolio returns for the asset/liability portfolios and risk asset portfolios for the nine months ended September 30, 2008 and 2007:

	(Unaudited) Nine Months Ended September 30,
	2008 (1)	2007 (1)
Asset/Liability portfolios
USD fixed income portfolio	(7.0)%	1.6%
Non USD fixed income portfolio	(3.4)%	(0.3)%
Risk Asset portfolios
Alternative portfolio (2)	(4.3)%	12.0%
Equity portfolio	(27.8)%	11.4%
High-Yield fixed income portfolio	(9.2)%	1.0%

(1)

Portfolio returns are calculated by dividing the sum of net investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio. Performance is measured in either the underlying asset currency or the functional currency.

(2)	Performance on the alternative portfolio reflects the nine months ended August 31, 2008 and August 31, 2007, respectively.

Net Realized Gains and Losses and Other than Temporary Declines in the Value of Investments

Net realized losses on investments in the first nine months of 2008 included net realized losses of $415.1 million related to the write-down of certain of the Company’s fixed income, equity and other investments, including Lehman, where the Company determined that there was an other than temporary decline in the value of those investments as well as net realized gains of $22.0 million from sales of investments. Included in the balances noted above are realized losses and impairments in Topical Assets totaling $141.6 million.

Net realized losses on investments in the first nine months of 2007 included net realized losses of $194.7 million related to the write-down of certain of the Company’s fixed income and equity investments where the Company determined that there was an other than temporary decline in the value of those investments and net realized losses of $19.2 million from sales of investments, both of which were largely driven by impairments and realized losses in the sub-prime and mortgage exposed portfolios. Offsetting these losses was a net realized gain of $81.3 million from the secondary offering of Syncora common shares.

Net Realized and Unrealized Gains and Losses on Derivatives

Net realized and unrealized losses on investment derivatives for the nine month period ended September 30, 2008 resulted from the Company’s investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments. Net realized and unrealized losses on investment and other derivatives for the nine month period ended September 30, 2007, resulted primarily from a mark-to-market loss of $37.0 million with respect to a total return swap on the capital notes of a structured investment vehicle impacted by the markdown in the underlying net asset value of the assets of the capital notes, combined with a mark-to-market losses associated with the Company’s capital, investment and hedging activities.

Other Revenues and Expenses

The following table sets forth other revenues and expenses for the nine months ended September 30, 2008 and 2007:

(U.S. dollars in thousands)			% Change
	(Unaudited) Nine Months Ended September 30,
	2008	2007
Net (loss) income from operating affiliates (1)	$(1,452,647)	$140,640	NM *
Amortization of intangible assets	2,226	1,260	76.7%
Corporate operating expenses	144,686	144,875	(0.1)%
Interest expense (2)	150,719	159,059	(5.2)%
Income tax expense	129,750	192,758	(32.7)%
Minority Interest	—	23,994	NM *

(1)	The Company records the income related to its operating affiliates on a three month lag in order for the Company to meet accelerated filing deadlines.

(2)	Interest expense does not include interest expense related structured products as reported within the Insurance and Reinsurance segments.

*	NM — Not meaningful

The following table sets forth the net (loss) income from operating affiliates for the nine months ended September 30, 2008 and 2007:

(U.S. dollars in thousands)			% Change
	(Unaudited) Nine Months Ended September 30,
	2008	2007
Net (loss) income from financial operating affiliates	$(1,503,474)	$12,347	NM	*
Net income from investment manager affiliates	15,647	104,476	(85.0)%
Net income from other strategic operating affiliates	35,180	23,817	47.7%

Total	$(1,452,647)	$140,640	NM	*

*	NM — Not meaningful

The net (loss) from financial operating affiliates for the nine months ended September 30, 2008 was primarily as a result of the loss of approximately $1.4 billion recorded in August 2008 in relation to the closing of the Master Agreement as well as losses recorded throughout 2008 and up until the closing of the Master Agreement that were associated with previous reinsurance and guarantee agreements with Syncora. For further details relating to the closing of the Master Agreement, see “Results of Operations” above as well as Note 4 to the Consolidated Financial Statements, “Syncora Holdings Ltd. (“Syncora”).”

Investment manager affiliate income decreased by $88.8 million or 85.0% during the first nine months of 2008 as compared to the same period in the prior year primarily as a result of recent volatility in both the credit and equity markets, impacting most significantly, investment manager affiliates specializing in global equities as well as fixed income securities.

Income from other strategic operating affiliates increased in the first nine months of 2008 as compared to the same period in 2007 mainly due to strong earnings reported in the first nine months of 2008 relating to an insurance affiliate which writes largely direct U.S. homeowners insurance combined with earnings from an investment in an affiliate entered into in the second quarter of 2008 that provides reinsurance to certain Lloyd’s syndicates.

Corporate operating expenses in the nine months ended September 30, 2008 decreased compared to the nine months ended September 30, 2007 primarily as a result of lower compensation expenses as a result of performance based accruals recorded in the first nine months of 2007, partially offset by an increase in professional fees associated with the capital raise described above as well as costs recorded in the first nine months of 2008 relating to the Company’s expense reduction initiative, including employee termination benefits as well as costs associated with ceasing to use certain leased property accounted for as operating leases. For further information, see Note 5 to the Consolidated Financial Statements, “Restructuring and Asset Impairment Charges.”

Interest expense for the nine months ended September 30, 2008 as compared to the same period in 2007 was lower primarily due to costs associated with the retirement of the 2009 Senior Notes in the first nine months of 2007 and was partially offset by interest expense associated with the 10.75% Units issued in August 2008. For more information on the Company’s financial structure, see “Liquidity and Capital Resources.”

The decrease in the Company’s income taxes arose principally from the decrease in the profitability of the Company’s U.S. and European operations. In addition, losses associated with the Master Agreement related to operating entities in jurisdictions not subject to income tax.

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

At September 30, 2008 and December 31, 2007, total investments, cash and cash equivalents, accrued investment income and net payable for investments purchased were $36.7 billion and $43.7 billion, respectively. The following table summarizes the composition of the Company’s total investments and cash and cash equivalents:

(U.S. dollars in thousands)
	(Unaudited) Fair Value at September 30, 2008	Percent of Total	Fair Value at December 31, 2007	Percent of Total
Cash and cash equivalents	$5,610,003	15.3%	$3,880,030	8.9%
Net payable for investments purchased	(770,640)	(2.1)%	(191,472)	(0.4)%
Accrued investment income	387,192	1.1%	447,660	1.0%
Short-term investments	1,633,654	4.4%	1,803,198	4.1%
Fixed maturities:
U.S. Government and Government agency	$3,037,237	8.3%	$2,685,773	6.1%
Corporate	10,287,960	28.0%	12,987,248	29.7%
Mortgage and asset-backed securities	9,487,259	25.8%	14,493,877	33.1%
U.S. States and political subdivisions of the States	474,227	1.3%	253,534	0.6%
Non-U.S. Sovereign Government	3,214,795	8.7%	3,187,358	7.3%

Total fixed maturities	$26,501,478	72.1%	$33,607,790	76.8%
Equity securities	471,705	1.3%	854,815	2.0%
Investments in affiliates	2,325,505	6.3%	2,611,149	6.0%
Other investments	586,664	1.6%	708,476	1.6%

Total investments and cash and cash equivalents	$36,745,561	100.0%	$43,721,646	100.0%

The Company reviews on a regular basis its corporate debt concentration, credit quality and compliance with established guidelines. At September 30, 2008 and December 31, 2007, the average credit quality of the Company’s total fixed income portfolio was “AA”. As at September 30, 2008, approximately 53.2% of the fixed income portfolio was rated “AAA” by one or more of the principal ratings agencies. Approximately 2.5% was below investment grade or not rated as such date.

Net Unrealized Gains and Losses on Investments

At September 30, 2008, the Company had net unrealized losses on fixed maturities and short-term investments of $3,073.4 million and net unrealized losses on equities of $8.1 million. Of these amounts, gross unrealized losses on fixed maturities and short term investments and equities were $3,277.6 million and $59.3 million, respectively. The information presented below for the gross unrealized losses on the Company’s investments at September 30, 2008 shows the potential effect upon future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary. Realized losses or impairments, depending on their magnitude, may have a material adverse effect on the Company’s operations. The increase in net unrealized losses on investments during the nine months ended September 30, 2008 was primarily due to a widening of credit spreads. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk — Credit Risk."

The following is an analysis of how long each of those securities with an unrealized loss at September 30, 2008 had been in a continual unrealized loss position:

(U.S. dollars in thousands)
Type of Securities	Length of time in a continual unrealized loss position	(Unaudited) Amount of unrealized loss at September 30, 2008	(Unaudited) Fair Value of Securities in an unrealized loss position at September 30, 2008
Fixed Income and Short-Term	Less than six months	$311,372	$6,022,464
	At least 6 months but less than 12 months	669,625	5,486,333
	At least 12 months but less than 2 years	1,924,230	7,491,529
	2 years and over	372,375	1,739,627

	Total	$3,277,602	$20,739,953

Equities	Less than six months	$50,877	$247,444
	At least 6 months but less than 12 months	8,472	23,900

	Total	$59,349	$271,344

The following is the maturity profile of the fixed income securities that were in a gross unrealized loss position at September 30, 2008:

(U.S. dollars in thousands)
Maturity profile in years of fixed income securities in a continual unrealized loss position	(Unaudited) Amount of unrealized loss at September 30, 2008	(Unaudited) Fair value of securities in an unrealized loss position at September 30, 2008
Less than 1 year remaining	$22,108	$694,189
At least 1 year but less than 5 years remaining	416,117	3,843,971
At least 5 years but less than 10 years remaining	428,640	3,900,466
At least 10 years but less than 20 years remaining	197,478	1,443,946
At least 20 years or more remaining	747,948	2,959,805
Mortgage and asset-backed securities	1,465,311	7,897,576

Total	$3,277,602	$20,739,953

Factors considered in determining that additional other-than-temporary impairment charges were not warranted include management’s consideration of current and near term liquidity needs and other available sources, an evaluation of the factors and time necessary for recovery, and the results of on- going retrospective reviews of security sales and the basis for such sales.

Gross unrealized losses of $3.3 billion at September 30, 2008 can be attributed to the following significant drivers:

•

Gross unrealized losses of $0.9 billion related to the Company’s Life Operations investment portfolio, which had a fair value of $6.0 billion as at September 30, 2008. Of this, $0.6 billion of gross unrealized losses related to $2.1 billion of exposures to corporate financials. At September 30, 2008, this portfolio had average interest rate duration of 8.7 years, primarily denominated in U.K. Sterling and Euros. As a result of the long duration, significant gross losses have arisen as the fair values of these securities are more sensitive to prevailing government interest rates and credit spreads. This portfolio has limited turnover as it is matched to corresponding long duration liabilities. A hypothetical parallel increase in both interest rates and credit spreads of 50 basis points, respectively, would increase the unrealized losses related to this portfolio at September 30, 2008 by approximately $261.2 million and $204.2 million, respectively. Given the long term nature of this portfolio, and the level of credit spreads as at September 30, 2008 relative to historical averages within the U.K. and Euro-zone as well as the Company’s liquidity needs at September 30, 2008, the Company believes that these assets will continue to be held until such time as they mature, or credit spreads revert to levels more consistent with historical averages. The Company continues to explore strategic alternatives with respect to the Life Operations segment. The conclusion of such consideration could impact the amount and timing of any impairment related to this portfolio.

•

Gross unrealized losses of $0.9 billion related to the corporate holdings within the Company’s non-life fixed maturity portfolios, which had a fair value of $6.3 billion as at September 30, 2008. The Company believes these impairments are a function of the currently elevated levels of corporate credit spreads in the U.S. and globally, which spiked particularly during the month of September 2008, resulting in a severely depressed level of valuations. The amount of these gross losses have proven very volatile as a result of the severe deterioration in credit spreads in recent months. For example, the gross unrealized losses increased by approximately $350 million or 4.9% of amortized cost during the month of September 2008 alone, a period in which U.S. corporate credit spreads increased by approximately 150 basis points from what were already elevated levels, excluding the impact of foreign currency movements and offset by the impact of interest rate declines. The Company believes that the gross unrealized losses are a reflection of a severe premium being charged by the market for credit, rather than fundamental deterioration in the debt service capabilities of the issuers.

•

Gross unrealized losses of $0.5 billion related to the Topical Asset portfolio (which consists of the Company’s holdings of sub-prime non-agency securities, second liens, ABS CDOs with sub-prime collateral as well as Alt-A mortgage exposures), which had a fair value of $1.3 billion as at September 30, 2008. The Company undertook a security level review of these securities and recognized charges to the extent it believed the intrinsic value of any security was below its amortized cost. The Company has recognized realized losses, consisting of charges for other-than-temporary impairments and realized losses from sales, of approximately $0.5 billion since the beginning of 2007 and through September 30, 2008 on these asset classes.

The Company purchased a number of these assets to support the previously written GIC and funding agreement contracts and has announced its intention to reduce its exposure to this asset class as part of its strategic portfolio realignment. The Company believes that based on market conditions and liquidity needs at September 30, 2008, this reduction will be realized through natural cash flows of the portfolio, and limited selective sales, rather than selling these assets into markets which continue to be illiquid and not reflective of the intrinsic value of these assets. The weighted average term-to-maturity of the sub-prime and Alt-A residential holdings within this portfolio at September 30, 2008 were 3.3 years and 3.6 years, respectively. The Company, based on current market conditions and liquidity needs as well as its assessment of the holdings, believes it will continue to hold these securities until either maturity, or a return of liquidity and valuations more reflective of intrinsic value of these holdings.

•

Gross unrealized losses of $0.4 billion related to the non-life portfolio of Core CDO holdings (defined by the Company as investments in non-mortgage collateralized debt obligations), which consisted primarily of collateralized loan obligations and had a fair value of $0.8 billion as of September 30, 2008. The Company undertook a security level review of these securities and recognized charges to the extent it believed the intrinsic value of the security was below the amortized cost. The Company believes that the level of impairment is primarily a function of historically wide spreads in the collateralized loan obligations market during the period, driven by the high level of illiquidity in this market. The Company purchased a number of these assets to support the previously written GIC and Funding Agreement contracts and has announced its intention to reduce its exposure to this asset class over time as a part of its strategic portfolio realignment. The Company, based on current market conditions and liquidity needs as well as its assessment of the holdings, believes it is likely that the Company will continue to hold these securities until either maturity, or a return of liquidity and valuations more reflective of intrinsic value of these holdings, following which the Company intends to reduce its exposure to this asset class.

•

The Company believes that the remaining balance of gross unrealized losses, including gross unrealized losses of $0.3 billion and $0.2 billion related to $2.3 billion and $0.7 billion of the non-life portfolios holdings in CMBS and Prime RMBS, respectively, was a reflection of a higher risk premium being attached to both commercial and residential mortgage products, combined with general credit market conditions and the cumulative impact of interest rate movements.

The following table summarizes the fair value, gross unrealized losses, credit rating and asset class of securities in an unrealized loss position within the Company’s structured credit and corporate portfolios, which comprised $3.0 billion of the Company’s total gross unrealized loss position of $3.3 billion at September 30, 2008:

Corporates Financials	AAA	AA	A	BBB	BB & Below	Total
Fair value	$624.6	$1,618.1	$2,131.8	$360.8	$79.2	$4,814.5
Gross unrealized loss	$(39.5)	$(227.6)	$(598.1)	$(116.5)	$(28.6)	$(1,010.3)
Non-Financials
Fair value	$443.9	$583.0	$2,015.3	$1,493.4	$558.2	$5,093.8
Gross unrealized loss	$(43.0)	$(65.0)	$(264.0)	$(189.7)	$(108.0)	$(669.7)
Total
Fair value	$1,068.5	$2,201.1	$4,147.1	$1,854.2	$637.4	$9,908.3
Gross unrealized loss	$(82.5)	$(292.6)	$(862.1)	$(306.2)	$(136.6)	$(1,680.0)
% Impaired	(7.3)%	(12.0)%	(17.5)%	(14.4)%	(17.9)%	(14.8)%

Structured Credit	AAA	AA	A	BBB	BB & Below	Total
CMBS
Fair value	$2,332.0	$9.2	$20.6	$17.9	$13.7	$2,393.4
Gross unrealized loss	$(264.7)	$(1.8)	$(4.5)	$(3.7)	$(5.2)	$(279.9)
Prime RMBS
Fair value	$1,713.8	$54.0	$62.3	$12.8	$2.4	$1,845.3
Gross unrealized loss	$(181.8)	$(13.0)	$(8.6)	$(5.3)	$(1.7)	$(210.4)
Topical Assets
Fair value	$734.5	$279.2	$55.4	$17.1	$13.6	$1,099.8
Gross unrealized loss	$(251.9)	$(113.9)	$(51.8)	$(8.2)	$(23.6)	$(449.4)
Core CDO (1)
Fair value	$206.9	$352.2	$50.6	$125.5	$7.6	$742.8
Gross unrealized loss	$(44.2)	$(177.4)	$(29.9)	$(122.9)	$(5.2)	$(379.6)
Other Asset & Mortgage Backed Securities
Fair value	$1,331.1	$142.7	$306.9	$69.0	$3.6	$1,853.3
Gross unrealized loss	$(47.6)	$(20.8)	$(50.0)	$(15.3)	$(0.4)	$(134.1)
Total
Fair Value	$6,318.3	$837.3	$495.8	$242.3	$40.9	$7,934.6
Gross unrealized loss	$(790.2)	$(326.9)	$(144.8)	$(155.4)	$(36.1)	$(1,453.4)
% Impaired	(11.2)%	(28.2)%	(22.7)%	(39.3)%	(47.3)%	(15.5)%

(1)	The Company defines Core CDOs as investments in non-mortgage collateralized debt obligations, primarily consisting of collateralized loan obligations.

As noted in Note 2 to the Consolidated Financial Statements, “Significant Accounting Policies”, the determination of the amount of other than temporary impairments vary by investment type and is based upon management’s periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management considers a wide range of factors about the security issuer and uses their best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Management updates its evaluations regularly and reflects additional impairments in net income as determinations are made. Management’s determination of the amount of the impairment taken on investments is highly subjective and could materially adversely impact the Company’s results of operations. There can be no assurance that management has accurately assessed the level of other than temporary impairments taken and reflected in the Company’s financial statements. Furthermore, additional impairments may need to be taken in the future. Historical trends may not be indicative of future impairments.

Levels of write down or other than temporary impairment are also impacted by the Company’s assessment of the intent and ability to hold securities which have declined in value until recovery. If, due to changes in circumstances, the Company determines to reposition or realign portions of the portfolio where the Company determines not to hold certain securities in an unrealized loss position to recovery, then the Company will incur other-than-temporary impairment charges, which charges could be significant.

If the Company were forced to sell certain of its assets in a period of market disruption, there can be no assurance that the Company will be able to sell them for the prices at which the Company has recorded them.

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

Unpaid losses and loss expenses totaled $22.2 billion at September 30, 2008, and $23.2 billion at December 31, 2007.

The table below represents a reconciliation of the Company’s unpaid losses and loss expenses for the nine months ended September 30, 2008:

(U.S. dollars in thousands)
	(Unaudited) Gross unpaid losses and loss expenses	(Unaudited) Unpaid losses and loss expenses recoverable	(Unaudited) Net unpaid losses and loss expenses
Balance as at December 31, 2007	$23,207,694	$(4,665,615)	$18,542,079
Losses and loss expenses incurred	3,611,964	(462,921)	3,149,043
Losses and loss expenses paid/recovered (1)	(4,275,474)	1,043,212	(3,232,262)
Incurred case losses and unwind of discount on reserves associated with reinsurance agreements with Syncora	50,663	—	50,663
Foreign exchange and other	(416,070)	35,600	(380,470)

Balance as at September 30, 2008	$22,178,777	$(4,049,724)	$18,129,053

(1)	Includes paid losses relating to loss reserves associated with previous reinsurance agreements with Syncora that were settled as part of the Master Agreement.

While the Company reviews the adequacy of established reserves for unpaid losses and loss expenses regularly, no assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved. In the future, if such reserves develop adversely, such deficiency would have a negative impact on future results of operations. See “Unpaid Losses and Loss Expenses” in Item 1, “Critical Accounting Policies and Estimates” in Item 7 and Item 8, Note 10 to the Consolidated Financial Statements, “Losses and Loss Expenses” and Item 1A. “Risk Factors”, each in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for further discussion.

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

At both September 30, 2008 and December 31, 2007, unpaid losses and loss expenses recoverables were $4.1 billion and $4.7 billion, respectively.

The table below presents the Company’s net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable at September 30, 2008 and December 31, 2007.

(U.S. dollars in thousands)
	(Unaudited) September 30, 2008	December 31, 2007
Reinsurance balances receivable	$727,472	$872,465
Reinsurance recoverable on future policy benefits	33,297	31,856
Unpaid losses and loss expenses recoverable.	4,135,875	4,804,209
Bad debt reserve on unpaid losses and loss expenses recoverable and reinsurance balances receivable.	(153,683)	(193,128)

Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$4,742,961	$5,515,402

Fair Value Measurements of Assets and Liabilities

As disclosed in Note 3 to the Consolidated Financial Statements, “Fair Value Measurements”, effective January 1, 2008, the Company adopted FAS 157 and has accordingly provided required disclosures by level within the fair value hierarchy of the Company’s assets and liabilities that are carried at fair value. As defined in the hierarchy, those assets and liabilities categorized as Level 3 have valuations determined using unobservable inputs. Unobservable inputs and may include the entity’s own assumptions about market participant assumptions, applied to a modeled valuation, however, this is not the case with respect to the Company’s Level 3 assets and liabilities. The vast majority of the assets and liabilities classified as Level 3 are made up of those securities for which the values were obtained from brokers where either significant inputs were utilized in determining the value that were difficult to corroborate with observable market data, or sufficient information regarding the specific inputs utilized by the broker was not obtained to support a Level 2 classification. At September 30, 2008, a significant component of Level 3 assets represented either Core CDOs, totaling $618.8 million, or securities within the Company’s portfolio of Topical Assets, totaling $89.0 million. Certain asset classes, primarily consisting of privately placed investments, did not have sufficient market corroborated information available to allow a pricing service to provide a price and accordingly the valuation was determined by the use of broker quotes. In addition, in certain instances given the market dislocation, the Company had elected to utilize Level 3 broker valuations over available pricing service valuations during the prior quarter; however, during the third quarter of 2008, fixed maturity investments were recorded based upon pricing service valuations where available resulting in transfers being recorded from Level 3 to Level 2. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments as is currently the case for certain U.S. CMOs, ABSs, CMBSs, collateralized debt obligations (CDOs), and other Topical Assets which include certain securities with underlying sub-prime and related residential mortgage exposures (such as sub-prime first liens and Alt-A asset backed securities) for which sufficient information, such as cash flows or other security structure or market information, was not available to enable a third party pricing service to provide a price and as such valuation is determined based on broker quotes for which sufficient information regarding the specific inputs utilized by the broker in determining the fair value was not obtained to support a Level 2 classification. While the remainder of the Company’s holdings in securities exposed to sub-prime mortgages are generally not based on quoted prices for identical securities, they are based on model-derived valuations from pricing services in which all significant inputs and significant value drivers are considered to be observable in active markets, and these securities continue to be classified within Level 2.

While a number of the Level 3 investments have been written down as a result of the Company’s impairment analysis, the Company continues to report, at September 30, 2008, gross unrealized losses of $383.9 million related to Level 3 available-for-sale investments. Management completed a detailed review, in conjunction with is external investment managers and third party advisors, of the Company’s underlying sub-prime and related residential mortgage exposures, as well as a consideration of the broader structured credit market, and concluded that the unrealized gains and losses in these asset classes are the result of a decrease in value due to technical spreads widening and broader market sentiment, rather than fundamental collateral deterioration and are temporary in nature.

The remainder of the Level 3 assets relate to private equity investments where the nature of the underlying assets held by the investee include positions such as private business ventures and are such that significant Level 3 inputs are utilized in the valuation, and certain derivative positions.

Controls over Valuation of Financial Instruments

The Company performs quarterly reviews of the prices received from its third party valuation sources to assess if the prices represent a reasonable estimate of the fair value. This process is completed by investment and accounting personnel who are independent of those responsible for providing the valuations. The approaches taken to gain comfort include, but are not limited to, valuation comparisons between external sources and completing recurring reviews of third party pricing services methodologies. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon available market data, the price received from one third party may be substituted for another, or in limited circumstances management may determine that an adjustment is required to a third party value. In addition, similar valuation controls are followed by external parties responsible for sourcing appropriate valuations from third parties on the Company’s behalf which provides additional comfort over the reasonableness of the fair values recorded in the Company’s financial statements.

Valuation Methodology of Level 3 Assets and Liabilities

Refer to Notes 2 and 3 of the Consolidated Financial Statements, “Significant Accounting Policies” and “Fair Value Measurements” for a description of the valuation methodology utilized to value Level 3 assets and liabilities, how the valuation methodology is validated as well as further details associated with various assets classified as Level 3. As at September 30, 2008, the Company did not have any liabilities that were carried at fair value based on Level 3 inputs other than derivative instruments in a liability position at September 30, 2008.

Fair Value of Level 3 Assets and Liabilities

At September 30, 2008, the fair value of Level 3 assets and liabilities as a percentage of the Company’s total assets and liabilities that are carried at fair value was as follows:

(U.S. dollars in thousands) (Unaudited)	Total Assets and Liabilities Carried at Fair Value at September 30, 2008	Fair Value of Level 3 Assets and Liabilities	Level 3 Assets and Liabilities as a Percentage of Total Assets and Liabilities Carried at Fair Value, by class
Assets
Fixed maturities, at fair value	$26,501,478	$905,630	3.4%
Equity securities, at fair value	471,705	—	0.0%
Short term investments, at fair value	1,633,654	2,799	0.2%

Total investments available for sale	$28,606,837	$908,429	3.2%
Cash equivalents (1)	4,443,847	—	0.0%
Other investments (2)	487,826	64,801	13.3%
Other assets (3) (4)	187,636	105,509	56.2%

Total assets carried at fair value	$33,726,146	$1,078,739	3.2%

Liabilities
Financial instruments sold, but not yet purchased (5)	$37,573	$—	0.0%
Other liabilities (4) (6)	73,345	32,722	44.6%

Total liabilities carried at fair value	$110,918	$32,722	29.5%

(1)	Cash equivalents balances subject to fair value measurements include certificates of deposit and money market funds.

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

As at September 30, 2008, the balance of Level 3 assets as a percentage of the Company’s total assets that were carried at fair value was 3.2%. The comparable percentage at December 31, 2007 was 3.7%. The decrease was primarily as a result of the Company, during the third quarter of 2008, recording the fair value of fixed maturity investments based upon pricing service valuations where available, resulting in transfers being recorded from Level 3 to Level 2. The increase in the percentage of total invested assets that is made up of assets which are experiencing increased market illiquidity does reduce the overall liquidity of the Company’s capital resources; however, management do not believe that this change is significant given the many other sources of liquid assets available as at September 30, 2008. Level 3 liabilities at September 30, 2008 represent derivative instruments in a liability position. For further discussion of the Company’s liquidity and available capital resources see “Liquidity and Capital Resources”, below.

Changes in the Fair Value of Level 3 Assets and Liabilities

See Note 3 of the Consolidated Financial Statements, “Fair Value Measurements”, for an analysis of the change in fair value of Level 3 Assets and Liabilities.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of the Company’s ability to generate sufficient cash flows to meet the short- and long-term cash requirements of the Company’s business operations.

As a holding company, XL Capital Ltd has no operations of its own and its assets consist primarily of its investments in its subsidiaries. Accordingly, XL Capital Ltd’s future cash flows depend on the availability of dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries and states in which XL Capital Ltd’s subsidiaries operate, including, among others, Bermuda, Delaware, New York, Ireland, Switzerland and the United Kingdom. See “Risk Factors — Risks Related to the Company — Because we are a holding company, if our subsidiaries do not make dividend and other payments to us, we may not be able to pay dividends or make payments on our debt securities and other obligations” in Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. The ability to pay such dividends is also limited by the regulations of the Society of Lloyd’s and certain contractual provisions. No assurance can be given that the Company’s subsidiaries will pay dividends in the future to XL Capital Ltd.

XL Capital Ltd’s principal uses of liquidity are for dividend payments to holders of its ordinary shares and preferred shares, interest and principal payments on debt, capital investments in its subsidiaries and corporate operating expenses.

The Company and its subsidiaries provide no guarantees or other commitments (express or implied) of financial support to the Company’s subsidiaries or affiliates, except for such guarantees or commitments that are in writing.

Historically, cash receipts from operations, consisting of premiums and investment income, generally have provided sufficient funds to pay losses as well as operating expenses of the Company’s subsidiaries and to fund dividends to XL Capital Ltd. Cash receipts from operations is generally derived from the receipt of investment income on the Company’s total investment portfolio as well as the net receipt of premiums less claims and expenses related to the Company’s underwriting activities in its property and casualty operations as well as its Life Operations segment. The Company’s operating subsidiaries provide liquidity in that premiums are generally received months or even years before losses are paid under the policies related to such premiums.

During the first nine months of 2008, net cash flows used in operating activities were $663.9 million primarily as a result of the payment of approximately $1.8 billion to Syncora under the Master Agreement. The Company funded the payment to Syncora by using proceeds from the offering of both ordinary shares and ESUs as described below. Excluding the payment to Syncora, net cash flows from operations would have been approximately $1.1 billion for the first nine months of 2008. For the same period in 2007, net cash flows from operations was $2.0 billion. The decrease in net cash flow from operations, excluding the payment to Syncora, was primarily as a result of decreases in net premiums written in the Company’s P&C operations as described above, combined with increases in paid losses associated with attritional and catastrophe losses that have occurred over the past twelve months. In addition, decreases in operating cash flow resulted from lower net investment income related to both P&C operations and structured products mainly due to decreased yields earned on investment of cash flows and reinvestment of maturing or sold securities, as prevailing market interest rates, particularly in the U.S., decreased overall during the last twelve months.

As at September 30, 2008, the Company had cash and cash equivalents of approximately $5.6 billion as compared to approximately $3.9 billion at December 31, 2007. In addition, the Company maintains credit facilities which provide additional liquidity. Details of these facilities are described below in “Capital Resources.” In July 2008, in conjunction with the issuance of ordinary shares and ESUs as described below, the Board of Directors approved a reduction in the quarterly dividend payable on the Company’s Class A Ordinary Shares to $0.19 per ordinary share beginning with the quarterly dividend paid in September 2008.

As part of the recent financial market turbulence that persisted throughout the first nine months of 2008, increasingly thin market liquidity has persisted throughout the U.S. and other financial markets. During this period, the Company raised over $4 billion of cash by selling assets from its fixed income portfolio in order to settle, in the first nine months of 2008, the entire GIC portfolio and funding agreements that have matured. At September 30, 2008, the remaining balance of funding agreements, excluding accrued interest of $10.0 million, was $850.0 million, with settlements scheduled as follows: $250.0 million in December 2008, $150.0 million in October 2009 and $450.0 million in August 2010. The Company continues to manage its liquidity needs through changes in the mix of its investment portfolio as well as through other available capital resources and lines of credit as noted below.

The Company’s liquidity needs may change. For instance, in the event of certain ratings downgrades, the Company may be required to post cash collateral in connection with its letters of credit and revolving credit facilities, to return premiums to clients in the case of the cancellation of certain reinsurance agreements and to return cash or assets to settle certain derivative transactions. See “—Ratings” below.

Capital Resources

At September 30, 2008, the Company had total shareholders’ equity of $8.7 billion. In addition to ordinary and preferred share capital, the Company depends on external sources of financing such as debt, credit facilities and contingent capital to support its underwriting activities. The continuation of the current capital and credit market disruption, as well as any future disruptions or rating agency actions, could limit the Company’s ability to raise capital in the future. If the Company’s sources of liquidity described above prove to be insufficient, the Company may not be able to successfully obtain additional financing on favorable terms, or at all.

In order to fund the payment of approximately $1.8 billion to Syncora under the Master Agreement and the payment of approximately $283 million to consummate the redemption of X.L. America, Inc.’s $255 million 6.58% Guaranteed Senior Notes, due 2011, the Company, raised approximately $2.8 billion in August 2008 through an issuance of both ordinary shares and ESUs. The ESUs consisted of: (i) forward purchase contracts for holders to purchase, and the Company to issue, ordinary shares and (ii) debt securities. The Company is using the remaining proceeds from the offerings for general corporate purposes, including the replenishment of the capital base of certain of its subsidiaries. For further details relating to the Master Agreement, see Note 4 to the Consolidated Financial Statements, “Syncora Holdings Ltd. (“Syncora”).”

Concurrent with the execution of the Master Agreement, the Company exercised the put option under its Mangrove Bay contingent capital facility entered into in July 2003, resulting in net proceeds to the Company of approximately $500 million in exchange for the issuance by the Company of 20,000,000 Series C Preference Ordinary Shares, par value U.S. $0.01 per share (the “Series C Preference Shares”). The liquidation preference of the Series C Preference Shares is $25 per share, plus accrued and unpaid dividends. The Company may redeem the Series C Preference Shares, in whole or in part, on or after July 15, 2013, at a redemption price of $25 per share, plus accrued and unpaid dividends. The Company may, under certain circumstances, redeem the Series C Preference Shares before July 15, 2013 at specific redemption prices, plus accrued and unpaid dividends. These circumstances include an amalgamation, consolidation or other similar transaction involving the Company in which the Series C Preference Shares are entitled to a class vote ($26 per share redemption price), or a change in tax laws that requires the Company to pay additional amounts with respect to the Series C Preference Shares ($25 per share redemption price). The Series C Preference Shares may be redeemed by the holders after July 15, 2033. Until July 15, 2013, dividends on the Series C Preference Shares are payable semiannually on a cumulative basis, when, as and if declared by the Company’s Board of Directors, on January 15 and July 15 of each year at a fixed rate equal to 6.102% per annum on the liquidation preference. From and after July 15, 2013, dividends on the Series C Preference Shares are payable quarterly on a cumulative basis, when, as and if declared by the Company’s Board of Directors, on January 15, April 15, July 15 and October 15 of each year at a floating rate equal to three-month LIBOR plus 3.145% on the liquidation preference. The Series C Preference Shares have no stated maturity and are not subject to any sinking fund or mandatory redemption and are not convertible into any of the Company’s other securities.

Debt

The following table presents the Company’s indebtedness under outstanding debt securities and lenders’ commitments as at September 30, 2008:

Notes Payable and Debt (U.S. dollars in thousands)	Commitment	In Use	Year of Expiry	Payments Due by Period
				Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
5-year revolvers (1)	$1,000,000	$—	2010/2012	$—	$—	$—	$—
5-year revolver	100,000	—	2010	—	—	—	—
5.25% Senior Notes	745,000	745,000	2011	—	745,000	—	—
6.50% Guaranteed Senior Notes	598,967	598,967	2012	—	—	600,000	—
5.25% Senior Notes	596,104	596,104	2014	—	—	—	600,000
8.25% Senior Notes	575,000	575,000	2021				575,000
6.375% Senior Notes	350,000	350,000	2024	—	—	—	350,000
6.25% Senior Notes	324,411	324,411	2027	—	—	—	325,000

	$4,289,482	$3,189,482		$—	$745,000	$600,000	$1,850,000

“Commitment” and “In Use” data represent September 30, 2008 accreted values. “Payments Due by Period” data represent ultimate redemption values.

(1)	The 2010 and 2012 5-year revolving credit facilities share a $1.0 billion revolving credit sublimit.

Credit facilities, contingent capital and other sources of collateral

At September 30, 2008, the Company had six letter of credit facilities in place with total availability of $7.2 billion, of which $3.2 billion was utilized.

Other Commercial Commitments (U.S. dollars in thousands)	Commitment	In Use	Year of Expiry	Amount of Commitment Expiration per period
				Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Letter of Credit Facility	$200,000	$147,427	Continuous	$200,000	$—	$—	$—
Letter of Credit Facility (1)(2)	2,250,000	—	2010	—	2,250,000	—	—
Letter of Credit Facility (1)(2)	4,000,000	2,460,670	2012	—	—	4,000,000	—
Letter of Credit Facility	317	281	2008	317	—	—	—
Letter of Credit Facility	133	133	2008	133	—	—	—
Letter of Credit Facility	713,120	550,112	2009	—	713,120	—	—

Six letter of credit facilities	$7,163,570	$3,158,623		$200,450	$2,963,120	$4,000,000	$—

(1)	Of the total letter of credit facilities above, $1 billion is also included in the revolvers under notes payable and debt.

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

In addition, the Company has previously entered into contingent capital transactions whereby no up-front proceeds were received by the Company; however, in the event that the associated irrevocable put and/or contingent put option agreements are exercised, proceeds previously raised from investors from the issuance of pass-through trust securities would be received in return for the issuance of preferred shares by the Company as applicable. As noted above, concurrent with the closing of the Master Agreement, the Company exercised the put option under its Mangrove Bay contingent capital facility entered into in July 2003 resulting in net proceeds to the Company of approximately $500 million in exchange for the issuance by the Company of 20,000,000 Series C Preference Ordinary Shares. As at September 30, 2008, the Company’s remaining contingent capital facility was the Stoneheath Re facility with an aggregate value of $350.0 million. For further information, see Note 16 to the Consolidated Financial Statements, “Off-Balance Sheet Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Ratings

The Company’s ability to underwrite business is dependent upon the quality of its claims paying and financial strength ratings as evaluated by independent rating agencies. As a result, in the event that the Company is downgraded, its ability to write business as well as its financial condition and/or results of operations, could be materially adversely affected.

A downgrade below “A–” of the Company’s principal insurance and reinsurance subsidiaries by either S&P or A.M. Best, which is currently three notches below the current S&P financial strength rating of ‘A+’ (Negative) and two notches below the current A.M. Best financial strength rating of ‘A’ (Stable) of these subsidiaries, may require the posting of cash collateral in support of certain “in use” portions of the Company’s letter of credit and revolving credit facilities (see “Liquidity and Capital Resources” above). In addition, such a downgrade would trigger cancellation provisions in a significant amount of the Company’s assumed reinsurance contracts and may potentially require the Company to return unearned premium to cedants. In certain limited instances, such downgrades may require the Company to return cash or assets to counterparties to settle certain derivative transactions with the respective counterparties. See Risk Factors titled “A downgrade in our current ratings by one or more rating agencies could materially and negatively impact our business, financial condition, results of operations, and/or liquidity” and “A decline in our ratings may allow many of our clients to terminate contracts with us” in the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008.

During the third quarter of 2008, various rating agency actions were taken following the closing of the Master Agreement and the capital raise which affirmed the Company’s ratings at the time. However, shortly after the Company’s release of preliminary third quarter 2008 results and following significant decreases in the Company’s share price in early October 2008, additional rating agency actions were taken as follows:

•	A.M. Best commented that the ‘A’ financial strength rating with a stable outlook for the Company’s principal insurance and reinsurance subsidiaries, remained unchanged.

•	Standard and Poor’s (“S&P”) affirmed the ‘A+’ financial strength rating with a negative outlook for the Company’s leading property and casualty operating companies.

•	FitchRatings (“Fitch”) placed the ‘A+’ financial strength rating of the Company’s leading insurance and reinsurance subsidiaries on ‘Rating Watch Negative’.

•	Moody’s Investor Services, Inc. (“Moody’s”) placed the ‘A1’ financial strength rating of the Company’s principal insurance and reinsurance subsidiaries ‘On Review for Possible Downgrade’.

In their public rating action announcements, the rating agencies expressed concerns regarding, among other things, the Company’s enterprise risk management, potential further declines in its investment portfolio and the possible effect on the Company’s capital.

In addition, in relation to the Company’s life reinsurance business, in October 2008, A.M. Best downgraded the financial strength rating to A– (Excellent) from A (Excellent) and issuer credit rating (ICR) to “a–” from “a” of XL Life Ltd (XL Life). The outlook for both ratings is stable. In their public rating action announcement, A.M. Best noted that the rating actions reflected XL Life’s diminishing business profile within the Company, the pressure on capitalization primarily due to realized and unrealized investment losses and the generally declining premium produced by XL Life. In addition, the rating action announcement highlighted that the Company has indicated that its life reinsurance business has been undergoing a strategic review.

The following are the financial strength and claims paying ratings from internationally recognized rating agencies as at October 21, 2008, in relation to the Company’s principal insurance and reinsurance subsidiaries and pools:

Rating agency	Rating	Outlook
S&P	A+	(Negative)
Fitch	A+	(Rating Watch Negative)
A.M. Best	A	(Stable)
Moody’s	A1	(On Review for Possible Downgrade)

In addition, XL Capital Ltd had the following long term debt ratings as at September 30, 2008: ‘bbb’ (Stable) from A.M. Best, ‘A–’(Negative) from S&P, ‘Baa1’ (On Review for Possible Downgrade) from Moody’s and ‘A’ (Stable) from Fitch.

The Company regularly evaluates its capital needs to support its financial strength ratings. The Company regularly provides financial information to rating agencies to both maintain and enhance existing ratings.

Other

For information regarding cross-default and certain other provisions in the Company’s debt and convertible securities documents, see Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following: (i) changes in ratings, rating agency policies or practices; (ii) changes to the size of the Company’s claims relating to natural catastrophes; (iii) the timely and full recoverability of reinsurance placed by the Company with third parties, or other amounts due to the Company; (iv) the projected amount of ceded reinsurance recoverables and the ratings and creditworthiness of reinsurers may change; (v) the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by the Company; (vi) ineffectiveness or obsolescence of the Company’s business strategy due to changes in current or future market conditions; (vii) increased competition on the basis of pricing, capacity, coverage terms or other factors; (viii) greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than the Company’s underwriting, reserving or investment practices anticipate based on historical experience or industry data; (ix) developments in the world’s financial and capital markets that adversely affect the performance of the Company’s investments and the Company’s access to such markets including, but not limited to, the global credit crisis that began in 2007; (x) the potential impact on the Company from government-mandated insurance coverage for acts of terrorism; (xi) the potential impact of variable interest entities or other off-balance sheet arrangements on the Company; (xii) developments in bankruptcy proceedings or other developments related to bankruptcies of companies insofar as they affect property and casualty insurance and reinsurance coverages or claims that the Company may have as a counterparty; (xiii) availability of borrowings and letters of credit under the Company’s credit facilities; (xiv) changes in regulation or tax laws applicable to the Company or its subsidiaries, brokers or customers; (xv) acceptance of the Company’s products and services, including new products and services; (xvi) changes in the availability, cost or quality of reinsurance; (xvii) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xviii) loss of key personnel; (xix) the effects of mergers, acquisitions and divestitures; (xx) changes in accounting policies or practices or the application thereof; (xxi) legislative or regulatory developments including, but not limited to, changes in regulatory capital balances that must be maintained by the Company’s operating subsidiaries and recent governmental actions for the purpose of stabilizing the financial markets; (xxii) changes in general economic conditions, including inflation, foreign currency exchange rates and other factors; (xxiii) the effects of business disruption or economic contraction due to war, terrorism or other hostilities; and (xiv) the other factors set forth in the Company’s other documents on file with the United States Securities and Exchange Commission (the “SEC”). The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described below, there have been no material changes in the Company’s market risk exposures or how those exposures are managed, since December 31, 2007. The following discussion should be read in conjunction with “Quantitative and Qualitative Disclosures about Market Risk”, presented under Item 7A of the Company’s Form 10-K for the year ended December 31, 2007. Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. The Company is principally exposed to the following market risks: interest rate risk, foreign currency exchange rate risk; equity price risk; credit risk; weather and energy-related risk, and other related market risks. For a discussion of related risks, see the risk factor titled “We are exposed to significant capital markets risk related to changes in interest rates, credit spreads, equity prices and foreign exchange rates which may adversely affect our results of operations, financial condition or cash flows” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 as well as the risk factors set forth under Item 1A Risk Factors in the report.

The Company’s investment market risk arises from its investment portfolio which consists of fixed income securities, alternative investments, public equities, private investments, derivatives, other investments, and cash, denominated in both U.S. and foreign currencies, which are sensitive to changes in interest rates, credit spreads, equity prices, foreign currency exchange rates and other related market risks. The Company’s fixed income and equity securities are classified as available-for-sale, and as such, changes in interest rates, credit spreads on corporate and structured credit, equity prices, foreign currency exchange rates or other related market instruments will have an immediate effect on comprehensive income or loss and shareholders’ equity but may not have an immediate effect on net income. Changes in interest rates, credit spreads, equity prices and other related market instruments affect consolidated net income when, and if, a security is sold or impaired.

The Company conducts its derivative activities primarily in investment-related derivatives, which may include credit derivatives, and previously within weather and energy derivatives. From time to time, the Company uses investment derivative instruments such as futures, options, interest rate swaps, credit default swaps and foreign currency forward contracts to manage the duration of its investment portfolio and foreign currency exposures and also to obtain exposure to a particular financial market. The Company’s derivative transactions can expose or have exposed the Company to credit derivative risk, weather and energy risk, foreign currency exchange rate risk, etc. The Company attempts to manage these risks based on guidelines established by senior management. Derivative instruments are carried at fair value with the resulting changes in fair value recognized in income in the period in which they occur. Credit derivatives are purchased within the Company’s investment portfolio, have been sold through a limited number of contracts written as part of the Company’s previous XL Financial Solutions business, and were previously entered into through the Company’s prior reinsurance agreements with Syncora. Following the closing of the Master Agreement which terminated certain reinsurance and other agreements, these credit derivative exposures were eliminated by virtue of the commutation of the relevant reinsurance agreement. As of September 30, 2008, the remaining credit derivative exposure outside of the Company’s investment portfolio consists of 25 contracts written by the Company that provide credit protection on senior tranches of structured finance transactions with total net par values outstanding of $661.1 million, a weighted average contractual term to maturity of 5.9 years, and a total liability recorded of $19.7 million.

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

Interest Rate Risk

The Company’s fixed income portfolio is exposed to interest rate risk. Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. A rise in interest rates generally would decrease the fair value of the Company’s investment portfolio, offset by the

Company’s ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates generally would increase the fair value of the Company’s investment portfolio, offset by lower rates of return on funds reinvested. The Company manages interest rate risk within the context of its overall asset liability management strategy by setting duration targets for its investment portfolio in line with the estimated duration of its liabilities, thus mitigating the overall economic effect of interest rate risk. The Company remains nevertheless exposed to accounting interest rate risk since the assets are marked to market, thus subject to market conditions, while liabilities are accrued at a static rate. In addition, the Company’s estimate of the liability cash flow profile may be inaccurate and the Company may be forced to liquidate investments prior to maturity at a loss in order to cover losses. The hypothetical case of an immediate 100 basis point adverse parallel shift in global bond curves as at September 30, 2008, would have decreased the fair value of the Company’s fixed income portfolio by approximately 4.1% or $1.4 billion.

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

The principal currencies creating foreign exchange risk for the Company are the British pound sterling, the Euro, the Swiss Franc, and the Canadian dollar. The Company’s net notional foreign currency denominated exposure on foreign exchange contracts was $413.6 million and $341.7 million as at September 30, 2008 and December 31, 2007, respectively, with a net unrealized loss of $17.5 million and net unrealized gain of $0.9 million as at September 30, 2008 and December 31, 2007, respectively.

Equity Price Risk

The Company’s equity portfolio as well as certain derivatives and certain affiliate investments are exposed to equity price risk. Equity price risk is the potential loss arising from changes in the market value of equities. An immediate hypothetical 10% change in the value of each equity position in the Company’s equity portfolio would affect the fair value of the portfolio by approximately $42.6 million as at September 30, 2008. This excludes exposures to equities in the Company’s affiliate investments.

As at September 30, 2008, the Company’s equity portfolio was approximately $426 million as compared to $757 million as at December 31, 2007. This excludes fixed income fund investments and publicly traded alternative funds that generally do not have the risk characteristics of equity investments. As at September 30, 2008, the Company’s allocation to equity securities was approximately 1.2% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to approximately 1.7% as at December 31, 2007.

As at September 30, 2008, the top ten equity holdings represented approximately 9.6% of the Company’s total equity portfolio as compared to approximately 11.5% as at December 31, 2007.

Credit Risk

The Company’s exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. A widening of credit spreads will increase the net unrealized loss position of the investment portfolio, will increase losses associated with credit based non- qualifying derivatives where the Company assumes credit exposure, and, if issuer credit spreads increase significantly or for an extended period of time, would likely result in higher other-than-temporary impairments. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. In addition, market volatility can make it difficult to value certain of the Company’s securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on the Company’s consolidated results of operations or financial condition. Credit spreads on both corporate and structured securities widened during the quarter ended September 30, 2008 and continued to widen following the quarter end, resulting in continuing depressed pricing. Continuing challenges include continued weakness in the U.S. real estate market and increased mortgage delinquencies, investor anxiety over the U.S. economy, rating agency downgrades of various structured products and financial issuers, unresolved issues with structured investment vehicles and monolines, deleveraging of financial institutions and hedge funds and a serious dislocation in the inter-bank market. If significant, continued volatility, changes in interest rates, changes in credit spreads and defaults, a lack of pricing transparency, market liquidity, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. dollar, individually or in tandem, could have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows through realized losses, impairments, and changes in unrealized positions.

The Company’s exposure to market movements related to credit risk is primarily due to its investment portfolio, receivable and ceded reinsurance balances. Within the investment portfolio, credit risk is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries or countries. The hypothetical case of an immediate 25 basis point increase in all the global corporate and structured credit spreads to which the Company’s fixed income portfolio is exposed to at September 30, 2008, would decrease the fair value of the Company’s fixed income portfolio by approximately $253.6 million. This excludes exposure to credit in the Company’s affiliate investment.

In addition, credit risk pertains to adverse changes in the creditworthiness of the Company’s reinsurers and retrocessionaires, and their ability to pay certain reinsurance receivable and recoverable balances.

The table below shows the Company’s fixed income investment portfolio by credit rating in percentage terms of the Company’s total fixed income exposure (including fixed maturities, short-term investments, cash and cash equivalents, accrued investment income and net payable for investments purchased) as at September 30, 2008:

Total
AAA	53.2%
AA	21.2%
A	16.0%
BBB	7.1%
BB & below	2.5%
NR	0.0%

Total	100.0%

At September 30, 2008, the average credit quality of the Company’s total fixed income portfolio was “AA.”

The Company is closely monitoring its corporate financial bond holdings in light of the current credit market conditions. The table below summarizes the Company’s significant exposures (defined as bonds issued by financial institutions with an amortized cost in excess of $50.0 million) to corporate bonds of financial issuers held within its investment portfolio, representing both amortized cost and unrealized gains (losses):

(U.S. dollars in millions)
Issuer (by Global Ultimate Parent)	Amortized Cost at September 30, 2008	Unrealized Gain (Loss) at September 30, 2008
HBOS plc	$237.8	$(41.8)
Citigroup Inc.	209.2	(36.0)
Bank of America Corporation	203.5	(28.0)
The Goldman Sachs Group, Inc.	198.9	(43.6)
HSBC Holdings Plc	160.7	(16.8)
Merrill Lynch & Co., Inc.	143.7	(22.9)
Lloyds TSB Group, Plc	143.3	(28.8)
Barclays Plc	127.9	(37.5)
The Royal Bank of Scotland	122.9	(29.1)
JPMorgan Chase & Co.	117.2	(12.4)
Banco Santander, S.A.	116.7	(20.6)
American International Group, Inc.	116.6	(42.6)
Morgan Stanley	115.0	(34.4)
Nationwide Building Society	108.9	(11.8)
Royal Bank of Canada	91.7	(3.3)
RFS Holdings B.V. (ABN AMRO)	90.6	(10.1)
Aviva Plc	88.2	(24.4)
Wells Fargo & Company	81.5	(3.2)
Northern Rock Plc	76.2	(5.4)
UBS AG	70.1	(14.0)
Australia & New Zealand Banking Group Ltd	67.5	(3.6)
Unicredit SpA	66.8	(10.0)
CIT Group Inc.	66.4	(24.1)
American Express Company	66.0	(4.1)
Assicurazioni Generali SpA	65.1	(16.1)
Legal & General Group Plc	65.1	(13.9)
Wachovia Corporation	64.8	(18.2)
The PNC Financial Services Group, Inc.	61.6	(2.6)
Credit Agricole SA	61.2	(13.5)
Danske Bank A/S	59.8	(13.9)
Caisse Nationale des Caisses D’Epargne et de Prevoyance (CNCEP)	56.3	(12.9)
Allied Irish Banks PLC	51.4	(19.3)

As at September 30, 2008, the top 10 corporate holdings within the fixed income investment portfolio, which exclude government guaranteed and government sponsored enterprises, represented approximately 4.6% of the total fixed income portfolio and approximately 13.9% of all corporate holdings. The top 10 corporate holdings listed below represent the direct exposure to the corporations listed below, including their subsidiaries, and exclude any securitized, credit enhanced and collateralized asset or mortgage backed securities, cash and cash equivalents, pooled notes and any over-the-counter (“OTC”) derivative counterparty exposure, if applicable.

Top 10 Corporate Holdings	Percentage of Total Fixed Income Portfolio (1)
General Electric Company	0.7%
HBOS plc	0.6%
Bank of America Corporation	0.5%
Citigroup Inc	0.5%
The Goldman Sachs Group, Inc	0.5%
HSBC Holdings plc	0.4%
Merrill Lynch & Co., Inc	0.4%
Lloyds TSB Group plc	0.4%
JP Morgan Chase & Co.	0.3%
Nationwide Building Society	0.3%

(1)	Including fixed maturities, short-term investments, cash and cash equivalents, accrued investment income and net payable for investments purchased.

As at September 30, 2008, the top 5 corporate sector exposures represented 26.2% of the total fixed income portfolio and 78.0% of all corporate holdings.

Top 5 Sector Exposures	Fair Value	Percent of Fixed Income Portfolio
Financials	$5,226.5	15.7%
Consumer, Non-Cyclical	983.4	2.9%
Communications	855.4	2.6%
Industrials	846.2	2.5%
Utilities	827.6	2.5%

Total	$8,739.1	26.2%

The Company also has exposure to market movement related to credit risk associated with its mortgage-backed and asset-backed securities. The table below shows the breakdown of the $9.5 billion structured credit portfolio as at September 30, 2008, of which approximately 82% were AAA rated:

(U.S. dollars in millions)	Fair Value	Percent of Portfolio
CMBS	$2,409.7	25.2%
Agency	1,840.9	19.3%
Whole Loans	1,286.0	13.5%
Core CDO (non-ABS CDOs and CLOs)	757.4	7.9%
Other ABS:
ABS — Auto	768.5	8.1%
ABS — Credit Cards	521.3	5.5%
ABS — Other	691.2	7.2%
Topical:
Sub-prime first lien	659.4	6.9%
Alt-A	525.4	5.5%
Second lien (including sub-prime second lien mortgages)	71.1	0.7%
ABS CDOs with sub-prime collateral	14.6	0.2%

Total	$9,545.5	100.0%

For further discussion of the exposure to credit market movements in the Company’s investment portfolio see the Investment Value-at-Risk section below.

Credit derivatives are purchased within the Company’s investment portfolio, have been sold through a limited number of contracts written as part of the Company’s previous XL Financial Solutions business, and were previously sold through the Company’s prior reinsurance agreements with Syncora (as described above). The Company may purchase credit default swaps to hedge an existing position or concentration of its holdings. The credit derivatives are recorded at fair value.

Following the secondary sale of Syncora common shares, the Company retained some credit derivative exposures written by Syncora and certain of its subsidiaries through reinsurance agreements that had certain derivatives exposures embedded within them. Following the closing of the Master Agreement which terminated certain reinsurance and other agreements, these credit derivative exposures were eliminated by virtue of the commutation of the relevant reinsurance agreements. As of September 30, 2008, the remaining credit derivative exposure outside of the Company’s investment portfolio consisted of 25 contracts written by the Company that provide credit protection on senior tranches of structured finance transactions with total net par values outstanding of $661.1 million, a weighted average contractual term to maturity of 5.9 years, and a total liability recorded of $19.7 million.

The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, hedge funds and other investment funds and other institutions. Many of these transactions expose the Company to credit risk in the event of default of the Company’s counterparty. In addition, with respect to secured transactions, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure that is due. The Company also has exposure to financial institutions in the form of unsecured debt instruments, derivative transactions, revolving credit facility and letter of credit commitments and equity investments. There can be no assurance that any such losses or impairments to the carrying value of these assets would not materially and adversely affect the Company’s business and results of operations.

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

Weather and Energy Risk

Prior to August 2008, the Company previously offered weather and contingent energy risk management products in insurance or derivative form to end-users and managed the risks in the over-the-counter and exchange traded derivatives markets or through the use of quota share or excess of loss arrangements. However, as part of the Company’s strategy to focus on its core Insurance and Reinsurance P&C operations, the Company, in August 2008, closed this unit and ceased writing such weather and energy risk management products.

Fair values for the Company’s existing portfolio of previously written speculative natural gas derivative contracts are determined through the use of quoted market prices. As quoted market prices are not widely available in the weather derivative market, management uses available market data and internal pricing models based upon consistent statistical methodologies to estimate fair values. Estimating fair value of instruments that do not have quoted market prices requires management’s judgment in determining amounts that could reasonably be expected to be received from, or paid to, a third party in respect of the contracts. The amounts could be materially different from the amounts that might be realized in an actual sale transaction. Fair values are subject to change in the near-term and reflect management’s best estimate based on various factors including, but not limited to, realized and forecasted weather conditions, changes in interest rates and other market factors.

Previously, when the Company offered weather and contingent energy risk management products, the Company managed its portfolio of such products through the employment of a variety of strategies. These included geographical and directional diversification of risk exposures and direct hedging within the capital and reinsurance markets. As at September 30, 2008, the Company’s VaR related to these risks did not exceed $20.0 million in any one season. The majority of existing weather and energy contracts will expire by the end of 2008 with the remainder of the portfolio expected to expire by mid-2009.

Other Market Risks

The Company’s private investment portfolio is invested in limited partnerships and other entities which are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments, and risks specific to startup or small companies. As at September 30, 2008, the Company’s exposure to private investments was $453.8 million compared to $427.5 million as at December 31, 2007.

The Company’s alternative investment portfolio, which is exposed to equity and credit risk as well as certain other market risks, had a total exposure of $1.9 billion making up approximately 5.2% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) at September 30, 2008, as compared to December 31, 2007, where the Company had a total exposure of $2.3 billion representing approximately 5.2% of the total investment portfolio. The VaR associated with the alternative investment portfolio at September 30, 2008 was approximately $67.2 million.

At September 30, 2008, bond and stock index futures outstanding had a net long position of $372.4 million as compared to a net short position of $384.5 million at December 31, 2007. A 10% appreciation or depreciation of the underlying exposure to these derivative instruments would have resulted in realized gains or realized losses of $37.2 million as at September 30, 2008 and $38.5 million as at December 31, 2007, respectively. The Company may reduce its exposure to these futures through offsetting transactions, including options and forwards.

The Company invests a portion of its invested assets in investment funds, many of which make private equity investments. The amount and timing of income from such investment funds tends to be uneven as a result of the performance of the underlying investments, including private equity investments. The timing of distributions from the funds, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash, can be difficult to predict. As a result, the amount of income that the Company records from these investments can vary substantially from quarter to quarter. Recent equity and credit market volatility may reduce investment income for these type of investments.

Investment Value-at-Risk (VaR)

The VaR of the investment portfolio at September 30, 2008, based on a 95% confidence level with a one month holding period was approximately $759 million as compared to $648 million at December 31, 2007. The VaR of all investment related derivatives excluding investments in affiliates and other investments was approximately $60.7 million at September 30, 2008 as compared to $19.1 million at December 31, 2007. The Company’s investment portfolio VaR as at September 30, 2008 is not necessarily indicative of future VaR levels.

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

Given the investment portfolio allocations as at September 30, 2008, the Company would expect to lose approximately 4.4% of the portfolio if the most damaging event stress tested was repeated, all other things held equal, as compared to 6.0% at December 31, 2007. Given the investment portfolio allocations as at September 30, 2008, the Company would expect to gain approximately 18.9% of the portfolio if the most favorable event stress tested was repeated, all other things held equal, as compared to 18.1% at December 31, 2007. The Company assumes that no action is taken during the stress period to either liquidate or rebalance the portfolio. The Company believes that this fairly reflects the potential decreased liquidity that is often associated with stressed market environments.

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

In November 2006, a subsidiary of the Company received a grand jury subpoena from the Antitrust Division of the U.S. Department of Justice (“DOJ”) and a subpoena from the SEC, both of which seek documents in connection with an investigation into the municipal guaranteed investment contract (“GIC”) market and related products. In June 2008, subsidiaries of the Company also received a subpoena from the Connecticut Attorney General and an Antitrust Civil Investigative Demand from the Office of the Florida Attorney General in connection with a coordinated multi-state Attorneys General investigation into the matters referenced in the DOJ and SEC subpoenas. The Company is fully cooperating with these investigations.

Commencing in March 2008, the Company and two of its subsidiaries were named, along with approximately 20 other providers and insurers of municipal Guaranteed Investment Contracts and similar derivative products in the United States (“collectively Municipal Derivatives”) as well as fourteen brokers of such products, in several purported federal antitrust class actions. The Judicial Panel on Multidistrict Litigation ordered that these be consolidated for pretrial purposes and assigned them to the Southern District of New York. The consolidated amended complaint filed in August 2008 alleges that there was a conspiracy among the defendants during the period from January 1, 1992 to the present to rig bids and otherwise unlawfully decrease the yield for Municipal Derivative products. The purported class of plaintiffs consists of purchasers of Municipal Derivatives. On October 21, 2008 most of the defendants filed motions to dismiss the consolidated amended complaint. In addition, the same two subsidiaries of the Company have been named in a number of similar actions filed by various municipalities in California state courts. The Defendants have removed those cases to federal court. The Plaintiffs have filed motions to remand. The Company intends to vigorously defend these actions.

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

By Opinion and Order dated August 31, 2007, the Court dismissed the Class Action plaintiffs’ Sherman Act claims with prejudice and, by Opinion and Order dated September 28, 2007, the Court dismissed the Class Action plaintiffs’ RICO claims with prejudice. In its September 28, 2007, Opinion and Order, the Court declined to exercise supplemental jurisdiction over the Class Action plaintiffs’ state law claims. On October 10, 2007, the Class Action plaintiffs filed a Notice of Appeal, stating their intention to appeal to the U.S. Court of Appeals for the Third Circuit (the “Third Circuit”) from the District Court’s October 3, 2006 Opinion and Order; April 5, 2007 Opinions and Order; August 31, 2007 Opinion and Order; and September 28, 2007 Opinion and Order. All appellate briefs have now been filed. Oral argument in the appeal has been scheduled tentatively for April 2009.

Various XL entities have been named as defendants in three of the many tag-along actions that have been consolidated into the MDL for pretrial purposes. On April 4, 2006, a tag-along Complaint was filed in the U.S. District Court for the Northern District of Georgia on behalf of New Cingular Wireless Headquarters LLC and several other corporations against approximately 100 defendants, including Greenwich Insurance Company, XL Specialty Insurance Company, XL Insurance America,

Inc., XL Insurance Company Limited, Lloyd’s syndicates 861, 588 and 1209 and XL Capital Ltd. (the “New Cingular Lawsuit”). The New Cingular Lawsuit is a tag-along action that does not purport to be a class action. The New Cingular Complaint, which made the same basic allegations as those alleged in the Class Action plaintiffs’ Second Amended Complaint, asserted statutory claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, as well as common law claims alleging breach of fiduciary duty, inducement to breach fiduciary duty, unjust enrichment and fraud. On January 5, 2007, the plaintiffs in the New Cingular Lawsuit filed an Amended Complaint, a RICO Statement and a memorandum of law. In accordance with the Court’s April 11, 2007 Order, all proceedings in the New Cingular Lawsuit, including discovery and motions by defendants to dismiss the New Cingular Amended Complaint, were stayed pending the Court’s disposition of defendants’ motions to dismiss the Second Amended Complaint filed in the MDL. As at September 30, 2008, the New Cingular Lawsuit remained stayed.

On or about May 21, 2007, a tag-along Complaint was filed in the United States District Court for the District of New Jersey on behalf of Henley Management Company, Big Bear Properties, Inc., Northbrook Properties, Inc., RCK Properties, Inc., Kitchens, Inc., Aberfeldy LP and Payroll and Insurance Group, Inc. against multiple defendants, including “XL Winterthur International” (the “Henley Lawsuit”). The Complaint in the Henley Lawsuit, which contains certain of the basic allegations that are contained in the Class Action plaintiffs’ Second Amended Complaint, alleges violations of Section 1 of the Sherman Act against all defendants and various other claims that are alleged against only defendant Marsh. The Henley Lawsuit is a tag-along action that does not purport to be a class action. By Order dated July 11, 2007, the Court ordered that the Henley Lawsuit be consolidated into the MDL, making the Henley Lawsuit subject to the Court’s April 11, 2007 stay Order. As at September 30, 2008, the Henley Lawsuit remained stayed.

On October 12, 2007, a Complaint in a third tag-along action, captioned Sears Roebuck & Co. v. Marsh & McLennan Companies, Inc., et al., No. 1:07-CV-2535 (the “Sears Lawsuit”), was filed in the United States District Court for the Northern District of Georgia by Sears, Roebuck & Co., Sears Holdings Corporation, Kmart Corporation and Lands’ End Inc. Among the many named defendants are X.L. America, Inc., XL Insurance America, Inc., XL Specialty Insurance Company and XL Insurance (Bermuda) Ltd. The Complaint in the Sears Lawsuit, which contains many of the basic allegations that were contained in the Class Action plaintiffs’ Second Amended Complaint, alleges violations of the Sherman Act and RICO, as well as claims alleging breach of fiduciary duty against the broker defendants; inducement to breach fiduciary duty against the insurer defendants; breach of contract against the broker defendants; tortious interference with contract against the insurer defendants; unjust enrichment; common law fraud against the broker defendants; aiding and abetting common law fraud against the insurer defendants; violation of state consumer fraud statutes; and violation of state antitrust statutes. The Sears Lawsuit is a tag-along action that does not purport to be a class action. As at September 30, 2008, the Sears Lawsuit remained stayed.

Three purported class actions on behalf of shareholders of Syncora Holdings Ltd (“Syncora”) have been filed against the Company and one of its subsidiaries (collectively “XL”), Syncora, four Syncora officers, and various underwriters of Syncora securities. The Judicial Panel on Multidistrict Litigation ordered that these be consolidated for pretrial purposes and assigned them to the Southern District of New York. The consolidated amended complaint, filed in August 2008, alleges violations of the Securities Act of 1933 arising out of the secondary public offering of Syncora common shares held by XL on June 6, 2007 and sales/exchanges by Syncora of certain preferred shares as well as under the Securities Exchange Act of 1934 arising out of trading in Syncora securities during the asserted class period of March 15, 2007 to March 17, 2008. The principal allegations are that Syncora failed to appropriately and timely disclose its exposures under certain derivative contracts and insurance of tranches of structured securities. XL is named as the selling shareholder in the secondary public offering and as a party that “controlled” Syncora during the relevant time period. On October 14, 2008, XL and other defendants filed motions to dismiss the consolidated amended complaint. The Company intends to vigorously defend these actions.

In connection with the secondary offering of the Company’s Syncora shares, the Company and Syncora each agreed to indemnify the several underwriters of that offering against certain liabilities, including liabilities under the Securities Act of 1933 for payment of legal fees and expenses, settlements and judgments incurred with respect to litigation such as this. The Company and Syncora have agreed to each bear 50% of this indemnity obligation.

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

The Company believes that the ultimate outcome of all outstanding litigation and arbitration will not have a material adverse effect on its consolidated financial condition, operating results and/or liquidity, although an adverse resolution of one or more of these items could have a material adverse effect on the Company’s results.

ITEM 1A.  RISK FACTORS

For updates to the Company’s risk factors as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, refer to the risk factors disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 as well as the risk factors noted below:

Deterioration in the public debt and equity markets could lead to additional investment losses.

The prolonged and severe disruptions in the public debt and equity markets, including among other things, widening of credit spreads, bankruptcies and government intervention in a number of large financial institutions, have resulted in significant realized and unrealized losses in the Company’s investment portfolio. For the nine months ended September 30, 2008, the Company incurred substantial realized and unrealized investment losses, as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part I, Item 2 of this report. Subsequent to September 30, 2008, through the date of this report, conditions in the public debt and equity markets have continued to deteriorate and pricing levels have continued to decline. The Company continues to closely monitor current market conditions and evaluate the long term impact of this recent market volatility on all of its investment holdings. Depending on market conditions, the Company could incur additional realized and unrealized losses in future periods, which could have a material adverse effect on the Company’s results of operations, financial condition and business.

There can be no assurance as to the effect that governmental actions for the purpose of stabilizing the financial markets will have on such markets generally or on the Company in particular.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 (the “EESA”) into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. In addition, the U.S. Treasury Department announced that it will make up to $250 billion in preferred stock investments in U.S. banks and thrifts and that it is also considering taking equity stakes in insurance companies. The Federal Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. It is possible that competitors of the Company, such as companies that engage in both life and property casualty insurance lines of business, may participate in some or all of the EESA programs. There can be no assurance as to the effect that any such governmental actions will have on the financial markets generally or on the Company’s competitive position, business and financial condition in particular.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered issuances of the Company’s equity securities were previously disclosed in the Company’s Current Report on Form 8-K, filed on July 28, 2008.

(c)	Purchases of Equity Securities by the Issuer and Affiliate Purchasers

The following table provides information about purchases by the Company during the three months ended September 30, 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1-31, 2008	4,238	$21.78	—	$375.5 million
August 1-31, 2008	1,966	$17.89	—	$375.5 million
September 1-30, 2008	25,473	$18.08	—	$375.5 million

Total	31,677	$18.56	—	$375.5 million

(1)

All shares were purchased in connection with the vesting of restricted shares granted under the Company’s restricted stock plan. All of these purchases were made in connection with satisfying tax withholding obligations of those employees. These shares were not purchased as part of the Company’s share repurchase program noted below.

(2)

On September 24, 2007, the Board of Directors of the Company approved a share repurchase program, authorizing the Company to repurchase up to $500.0 million of its Class A ordinary shares. During the three and nine months ended September 30, 2008, no share repurchases were made under the share repurchase program. As at September 30, 2008, the Company could repurchase $375.5 million of its equity securities under the share repurchase program.

ITEM 6.  EXHIBITS

4.1

Fifth Supplemental Indenture, dated August 5, 2008, to the Indenture, dated as of June 2, 2004, between the Registrant and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 6, 2008.

4.2

Purchase Contract Agreement, dated August 5, 2008, between the Registrant and The Bank of New York Mellon, as Purchase Contract Agent, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 6, 2008.

4.3

Pledge Agreement, dated August 5, 2008, by and among the Registrant and The Bank of New York Mellon, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York Mellon, as Purchase Contract Agent, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 6, 2008.

4.4

Registration Rights Agreement dated as of August 5, 2008, by and among the Registrant, Syncora Guarantee Re Ltd. and Syncora Guarantee Inc., incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on August 6, 2008.

4.5	Form of Normal Units Certificate (included in Exhibit 4.2 hereto), incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on August 6, 2008.

4.6	Form of Stripped Units Certificate (included in Exhibit 4.2 hereto), incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on August 6, 2008.

4.7	Form of Senior Note (included in Exhibit 4.1 hereto), incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on August 6, 2008.

10.1

Master Commutation, Release and Restructuring Agreement by and among XL Capital Ltd, XL Insurance (Bermuda) Ltd, XL Reinsurance America Inc., X.L. Global Services, Inc., XL Services (Bermuda) Ltd and X.L. America, Inc., Security Capital Assurance Ltd (“SCA”), certain of SCA’s subsidiaries and certain financial institutions who have entered into various credit default swaps with affiliates of SCA, dated as of July 28, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2008.

10.2

Amendment No. 1, dated as of July 28, 2008, to Employment Agreement, dated as of November 1, 2006, between XL Capital Ltd and Fiona E. Luck, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 28, 2008.

10.3

Agreement and Release, dated as of July 28, 2008, between XL Capital Ltd and Henry C.V. Keeling, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 28, 2008.

31*	Rule 13a-14(a)/15d-14(a) Certifications.

32*	Section 1350 Certification.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XL CAPITAL LTD (Registrant)

Date: November 3, 2008	/s/ MICHAEL S. MCGAVICK
Michael S. McGavick Chief Executive Officer

Date: November 3, 2008	/s/ BRIAN W. NOCCO
Brian W. Nocco Executive Vice President and Chief Financial Officer