Form 10-K
period 2008-12-31
XL CAPITAL LTD
filed 2009-03-02
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to
Commission file number 1-10804

XL CAPITAL LTD
(Exact name of registrant as specified in its charter)

Cayman Islands (State or other jurisdiction of incorporation or organization)	98-0191089 (I.R.S. Employer Identification No.)
XL House, One Bermudiana Road Hamilton, Bermuda HM 11 (Address of principal executive offices and zip code)	(441) 292-8515 (Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Class A Ordinary Shares, Par Value $0.01 per Share	New York Stock Exchange
10.75% Equity Security Units	New York Stock Exchange

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
Yes ☐  No ☒

The aggregate market value of the voting common equity of the registrant held by non-affiliates of the registrant on June 30, 2008 was approximately $3.7 billion computed upon the basis of the closing sales price of the Class A Ordinary Shares on June 30, 2008. For purposes of this computation, ordinary shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of February 25, 2009, there were outstanding 342,210,169 Class A Ordinary Shares, $0.01 par value per share, of the registrant.

Documents Incorporated by Reference

The Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report relating to the annual meeting of ordinary shareholders to be held on April 24, 2009 is incorporated by reference into Part III of this Form 10-K.

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

EXEL Limited and Mid Ocean Limited are companies that were incorporated in the Cayman Islands in 1986 and 1992, respectively. At a special general meeting held on February 1, 1999, the shareholders of the Company approved a resolution changing the name of the Company to XL Capital Ltd.

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

On August 4, 2006, the Company completed the sale of approximately 37% of its then financial guarantee reinsurance and insurance businesses through an initial public offering (“IPO”) of 23.4 million common shares of Syncora Holdings Ltd. (“Syncora”) (formerly Security Capital Assurance Ltd. or “SCA”). On June 6, 2007, the Company completed the sale of a portion of Syncora’s common shares still owned by the Company through a secondary offering and thereby reduced its ownership of Syncora’s outstanding common shares further from approximately 63% to approximately 46%. On August 5, 2008, the Company closed an agreement (the “Master Agreement”) with Syncora and its subsidiaries, as well as certain counterparties to credit default swap agreements, in connection with the termination of certain reinsurance and other agreements. As part of the Master Agreement, the Company transferred all of the shares it owned in Syncora to a trust and as a result has no further ownership interest in the company. For further details relating to the Master Agreement, see Item 8, Note 4 to the Consolidated Financial Statements, “Syncora Holdings Ltd.”

See further information under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segments

The Company is organized into four operating segments: Insurance, Reinsurance, Life Operations, and Other Financial Lines – in addition to a Corporate segment that includes the general investment and financing operations of the Company.

The Company evaluates the performance for both the Insurance and Reinsurance segments based on underwriting profit and evaluates the contribution from each of the Life Operations and Other Financial Lines segments. Other items of revenue and expenditure of the Company are not evaluated at the segment level for reporting purposes. In addition, the Company does not allocate investment assets by segment for its property and casualty (“P&C”) operations. Investment assets related to (i) the Company’s Life Operations and Other Financial Lines segments and (ii) certain structured products included in the Insurance and Reinsurance segments are held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from each of these segments.

The following table sets forth an analysis of gross premiums written by segment for the years ended December 31, 2008, 2007 and 2006. Additional financial information about the Company’s segments, including financial information about geographic areas, is included in Item 8, Note 6 to the Consolidated Financial Statements, “Segment Information.”

Year ended December 31 (U.S. dollars in thousands)	2008 Gross Premiums Written	Percentage Change	2007 Gross Premiums Written	Percentage Change	2006 Gross Premiums Written
Insurance	$5,308,914	(2.3)%	$5,434,266	(3.4)%	$5,627,293
Reinsurance	2,260,477	(15.1)%	2,663,494	(13.1)%	3,066,138
Life Operations	690,915	(7.0)%	743,220	8.2%	686,906
Syncora (1)	–	(100.0)%	156,983	(61.3)%	405,910

	$8,260,306	(8.2)%	$8,997,963	(8.1)%	$9,786,247

(1)

Gross premiums written relating to Syncora in 2007 are for the period from January 1, 2007 through June 6, 2007, the date on which the Company completed the sale of a portion of Syncora’s common shares then owned by the Company, through a secondary offering and thereby reduced its ownership of Syncora’s outstanding common shares from approximately 63% to approximately 46%. From June 6, 2007 until the execution of the Master Agreement, the Company accounted for its remaining investment in Syncora using the equity method of accounting. Subsequent to August 5, 2008, the Company has no further ownership interest in Syncora.

Insurance Segment

General

The Company’s Insurance segment provides commercial property and casualty insurance products on a global basis. Products generally provide tailored coverages for complex corporate risks and include the following lines of business: property, casualty, professional liability, environmental liability, aviation and satellite, marine and offshore energy, equine, fine art and specie, excess and surplus lines and other insurance coverages including program business. However, given the changing economic environment that has been experienced throughout 2008 and early 2009 during the global economic and financial crises and following the significant impacts to the Company during 2008, including the downgrade of the financial strength ratings of the Company’s core insurance and reinsurance subsidiaries by leading rating agencies, the Company plans to focus on those lines of business within its insurance operations that provide the best return on capital over the pricing cycle. For the Insurance segment, this will include the non-renewal of certain insurance programs, as well as a continued reduction in long-term agreements in order to capture the benefit of hardening markets.

Property and casualty products are typically written as global insurance programs for large multinational companies and institutions and include umbrella liability, product recall property catastrophe, U.S. workers’ compensation, and primary master property and liability coverages. Property and casualty products generally provide large capacity on a primary, quota share or excess of loss basis. Global insurance programs are targeted to large worldwide companies in major industry groups including aerospace, automotive, consumer products, pharmaceutical, pulp and paper, high technology, telecommunications, transportation and basic metals. In North America, the casualty business written includes primary, umbrella and high layer excess business. The primary casualty programs (including workers’ compensation) generally require customers to take large deductibles or self-insured retentions. For the umbrella and excess business written, the Company’s liability attaches after large deductibles, including self insurance or insurance from other companies. Outside of North America, casualty business is generally written on a primary basis. Policies are written on an occurrence, claims-made and occurrence reported basis. The Company’s property business written, which also includes construction projects, is short-tail by nature and written on both a primary and excess of loss basis. Property business written includes exposures to man-made and natural disasters, and generally, loss experience is characterized as low frequency and high severity. This may result in volatility in the Company’s results of operations, financial condition and liquidity. In addition to the property and casualty products noted above, in 2008 the Company launched underwriting capabilities for the Upper Middle Markets (“UMM”) in the U.S., U.K. and Continental Europe. These units are focused on providing underwriting expertise and tailored insurance solutions for the UMM customers through focused distribution channels of select regional retail brokers. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for further information.

Professional liability insurance includes directors’ and officers’ liability, errors and omissions liability and employment practices liability coverages. Policies are written on both a primary and excess of loss basis. Directors’ and officers’ coverage includes primary and excess directors’ and officers’ liability, employment practices liability, company securities and private company directors’ and officers’ liability. Products are targeted at a variety of different sized companies, with a heavy concentration on small to medium-sized firms when written on a primary basis. Employment practices liability is written primarily for very large corporations and covers those firms for legal liability in regard to the treatment of employees. Errors and omissions coverage is written on a primary and excess basis. Errors and omissions insurance written on a primary basis is targeted to small at medium-sized firms and coverage is provided for various professional exposures, including, but not limited to, insurance brokers, consultants, architects and engineers, lawyers, public entities and real estate agents.

Environmental liability products include pollution and remediation legal liability, general and project-specific pollution and professional liability, commercial general property redevelopment and contractor’s pollution liability. Business is written for both single and multiple years on a primary or excess of loss, claims-made or, less frequently, occurrence basis. Targeted industries include environmental service firms, contractors, healthcare facilities, manufacturing facilities, real estate redevelopment, transportation and construction. The Company also offers commercial general liability and automobile liability insurance to environmental businesses.

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

Marine and offshore energy, equine and fine art and specie insurance are also provided by the Company. Marine and energy coverage includes marine hull and machinery, marine war, marine excess liability, cargo and offshore energy insurance. Equine products specialize in providing bloodstock, livestock and aquaculture insurance. Fine art and specie coverages include fine art, jewelers block, cash in transit and related coverages for financial institutions.

Excess and surplus lines products include both general liability and property coverages. For general liability, most Insurance Services Office, Inc. products are written. For property, limits are relatively low and coverages exclude flood, earthquake and difference in conditions.

The Company’s program business specializes in insurance coverages for distinct market segments in North America, including program administrators and managing general agents who operate in a specialized market niche and have unique industry backgrounds or specialized underwriting capabilities. Products encompass automobile extended warranty and other property and casualty coverage. The Company implemented an exit strategy for its small commercial property catastrophe coverage program in 2006 and has decided to exit the automobile extended warranty business in 2009.

Certain structured indemnity products, previously structured by XL Financial Solutions (“XLFS”), are included within the results of the Insurance segment covering a range of insurance risks including property and casualty insurance, certain types of residual exposures and other market risk management products. In August 2008, the Company ceased certain operations that included the closure of the XLFS business unit and reassignment of responsibility for existing structured indemnity business to either the insurance or reinsurance segment depending on the underlying nature of the transactions.

Also included as part of the Insurance segment is XL GAPS, a loss prevention consulting service which offers individually tailored risk management solutions to risk managers, insurance brokers and insurance company clients operating on a global basis.

The excess nature of many of the Company’s insurance products, coupled with historically large policy limits, results in a book of business that can have losses characterized as low frequency and high severity. As a result, large losses, though infrequent, can have a significant impact on the Company’s results of operations, financial condition and liquidity. The Company attempts to mitigate this risk by, among other things, using strict underwriting guidelines, effective risk management practices (e.g., monitoring of aggregate exposures) and various reinsurance arrangements, discussed below.

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

The following table is an analysis of the Insurance segment’s gross premiums written, net premiums written and net premiums earned, by line of business for the year ended December 31, 2008:

(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Casualty – professional lines	$1,472,874	$1,351,237	$1,369,668
Casualty – other lines	1,273,016	793,512	822,252
Property catastrophe	(65)	(2,177)	270
Other property	886,483	505,564	471,013
Marine, energy, aviation and satellite	747,311	604,786	621,774
Other specialty lines (1)	850,404	712,307	660,322
Other (2)	22,736	(22,908)	(11,055)
Structured indemnity	56,155	42,505	62,801

Total	$5,308,914	$3,984,826	$3,997,045

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, specie, middle markets and excess and surplus lines.

(2)	Other includes credit and surety and other lines.

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

North America – AIG, ACE, Chubb, FMG, Zurich, Travelers, CNA Financial Corporation, Hartford, FMG, Liberty Mutual Group and Lloyd’s.

Europe – Allianz, AIG, FMG, Zurich, AXA, ACE, Lloyd’s, Assicurazioni Generali and HDI-Gerling Industrie Versicherung AG.

Bermuda – ACE, Allied World Assurance Company, Axis Capital Group, Max Re Ltd., Endurance Specialty Insurance Ltd and Arch Capital Group Ltd.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview” for further discussion.

Marketing and Distribution

The majority of Insurance Segment business originates via a large number of international, national and regional producers, acting as the agents and representatives of current and prospective policyholders. A portion of Insurance Segment business is marketed and underwritten by general agents and independent agents acting on behalf of the Company. Typically, all such producers, general agents, and independent agents receive commission payments from the Company for their services, which payments are calculated as a percentage of gross premium paid by the policyholder on an account-by-account basis. A certain portion of business originating from producers is submitted on a fee basis under which the producer is compensated by a fee paid to it by its policyholder client. With regard to fee only business, the Company has considered requests from certain producers to provide commissions in addition to fees paid to such producers. After evaluation, such fees are paid, on a case by case basis, with disclosure by the producer to the policyholder-client.

In the past, the Company has also entered into contingent commission arrangements with some producers that provided for the payment of additional commissions based on such variables as production of new and renewal business or the retention of business. Going forward, the Company intends to entertain requests for additional commission arrangements only where such additional commissions are based upon the volume of bound business originating from a specific broker during a prior calendar year. Such arrangements are distinct from program business where additional commissions are generally based on profitability of business submitted to and bound by the Company.

With regard to excess and surplus lines business, the Company receives submissions from licensed wholesale surplus lines brokers.

The Company has no implied or explicit commitments to accept business from any particular broker, and neither producers nor any other third party have the authority to bind the Company, except in the case where underwriting authority may be delegated contractually to selected general agents. Such general agents are subject to a financial and operational due diligence review prior to any such delegation of authority and ongoing reviews and audits are carried out as deemed necessary by the Company with the goal of assuring the continuing integrity of underwriting and related business operations. See Item 8, Note 20(a) to the Consolidated Financial Statements for information on the Company’s major producers, “Commitments and Contingencies – Concentrations of Credit Risk.”

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

Claims in respect of business written by the Company’s Lloyd’s syndicates are primarily notified by various central market bureaus. Where a syndicate is a “leading” syndicate on a Lloyd’s policy, its underwriters and claims adjusters will deal with the broker or insured on behalf of itself and the following market for any particular claim. This may involve appointing attorneys or loss adjusters. The claims bureau and the leading syndicate advise movement in loss reserves to all syndicates participating on the risk. The Company’s claims department may adjust the case reserves it records from those advised by the bureau as deemed necessary.

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

Reinsurance Segment

General

The Company’s Reinsurance segment provides casualty, property risk (including energy and engineering), property catastrophe, marine, aviation, and other specialty reinsurance on a global basis with business being written on both a proportional and non-proportional basis. As noted above, given the changing economic environment that has been experienced throughout 2008 and early 2009 during the global economic and financial crises and following the significant impacts to the Company during 2008, including the downgrade of the financial strength ratings of the Company’s leading insurance and reinsurance subsidiaries by leading rating agencies, the Company plans to focus on those lines of business within its reinsurance operations that provide the best return on capital. For the Company’s Reinsurance segment in 2009, this will in certain instances, result in a greater emphasis being placed on short-tail lines of business.

Business written on a non-proportional basis generally provides for an indemnification by the Company to the ceding company for a portion of losses both individually and in the aggregate, on policies with limits in excess of a specified individual or aggregate loss deductible. For business written on a proportional bases including “quota share” or “surplus” basis, the Company receives an agreed percentage of the premium and is liable for the same percentage of each and all incurred loss. For proportional business, the ceding company normally receives a ceding commission for the premiums ceded and may also, under certain circumstances, receive a profit commission. Occasionally this commission could be on a sliding scale depending on the loss ratio performance in which case there is generally no profit commission. Reinsurance may be written on a portfolio/treaty basis or on an individual risk/facultative basis. The treaty business is mainly underwritten using reinsurance intermediaries while the individual risk business is generally underwritten directly with the ceding companies, especially for business written in the U.S.

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

The Company seeks to manage its reinsurance exposures to catastrophic events by limiting the amount of exposure written in each geographic or peril zone worldwide, underwriting in excess of varying attachment points and requiring that contracts exposed to catastrophe loss include aggregate limits. The Company also seeks to protect its total aggregate exposures by peril and zone through the purchase of reinsurance programs.

The Company’s property catastrophe reinsurance account is generally “all risk” in nature. As a result, the Company is exposed to losses from sources as diverse as hurricanes and other windstorms, earthquakes, freezing, riots, floods, industrial explosions, fires, and many other potential natural or man-made disasters. In accordance with market practice, the Company’s policies generally exclude certain risks such as war, nuclear contamination or radiation. Following the terrorist attacks at the World Trade Center in New York City, in Washington, D.C. and in Pennsylvania on September 11, 2001 (collectively, “the September 11 event”), terrorism cover, including NBRC, has been restricted or excluded in many territories and classes. Some U.S. States make it mandatory to provide some cover for “Fire Following” terrorism and some countries make terrorism coverage mandatory. The Company’s predominant exposure under such coverage is to property damage.

The Company had, prior to the passing of TRIA, underwritten reinsurance exposures in the U.S. that included terrorism coverage. Since the passage of TRIA in the U.S., together with the TRIEA and TRIPRA extensions noted above, the Company has underwritten a very limited number of stand-alone terrorism coverage policies in addition to coverage included within non-stand-alone policies. In the U.S., in addition to NBRC acts, the Company generally excludes coverage included under TRIA from the main catastrophe exposed policies. In other cases, both within and outside the U.S., the Company generally relies on either a terrorism exclusion clause, which does not include personal lines, excluding NBRC, or a similar clause that excludes terrorism completely. There are a limited number of classes underwritten where no terrorism exclusion exists.

Property catastrophe reinsurance provides coverage on an excess of loss basis when aggregate losses and loss adjustment expenses from a single occurrence of a covered event exceed the attachment point specified in the policy. Some of the Company’s property catastrophe contracts limit coverage to one occurrence in any single policy year, but most contracts generally enable at least one reinstatement to be purchased by the reinsured.

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

The results of certain transactions previously structured by XLFS that were generally written on an aggregrate stop loss or excess of loss basis are included within the results of the Reinsurance segment. In August 2008, the Company ceased certain operations that included the closure of the XLFS business unit and reassignment of responsibility for existing structured indemnity business to either the Insurance segment or Reinsurance segment depending on the underlying nature of the transactions.

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

Upon expiration of the Company’s quota share reinsurance treaty with Cyrus Re which reduced the Company’s catastrophe exposures, the Company, effective January 1, 2008, entered into a quota share reinsurance treaty with a newly-formed Bermuda reinsurance company, Cyrus Re II. Pursuant to the terms of the quota share reinsurance treaty, Cyrus Re II assumed a 10% cession of certain lines of property catastrophe reinsurance and retrocession business underwritten by certain operating subsidiaries of the Company for business that incepted between January 1, 2008 and July 1, 2008. In connection with such cessions, the Company paid Cyrus Re II reinsurance premium less a ceding commission, which included a reimbursement of direct acquisition expenses incurred by the Company as well as a commission to the Company for generating the business. The quota share reinsurance treaty also provided for a profit commission payable to the Company. Following the Company’s evaluation of its exposures and the current market conditions, Cyrus Re II was canceled and not renewed at December 31, 2008.

The traditional catastrophe retrocession program was renewed in June 2008 to cover certain of the Company’s exposures net of Cyrus Re II cessions. These protections, in various layers and in excess of varying attachment points according to the territory exposed, assist in managing the Company’s net retention to an acceptable level. The Company has co-reinsurance retentions within this program. The

Company renewed additional structures with a restricted territorial scope for 12 months at July 2008. The Company continued to buy additional protection for the Company’s marine and offshore energy exposures. These covers provide protection in various layers and excess of varying attachment points according to the scope of cover provided. The Company has co-reinsurance participations within this program.

The Company continues to buy specific reinsurances on its credit and bond, motor third party liability, property and aviation portfolios to manage its net exposures in these classes.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 13 to the Consolidated Financial Statements “Reinsurance” for further information.

Premiums

The following table is an analysis of the Reinsurance segment’s gross premiums written, net premiums written and net premiums earned, by line of business for the year ended December 31, 2008:

(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Casualty – professional lines	$213,519	$213,498	$247,979
Casualty – other lines	356,723	347,849	425,541
Property catastrophe	401,740	290,443	305,690
Other property	947,899	602,423	678,504
Marine, energy, aviation and satellite	119,593	104,346	126,761
Other (1)	220,332	194,237	205,433
Structured indemnity	671	671	3,298

Total	$2,260,477	$1,753,467	$1,993,206

(1)	Other includes credit and surety, whole account contracts and other lines.

Additional discussion and financial information about the Reinsurance segment is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 6 to the Consolidated Financial Statements, “Segment Information.”

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview” for further discussion.

Marketing and Distribution

See Insurance Segment – “Marketing and Distribution” and Item 8, Note 20(a) to the Consolidated Financial Statements, “Commitments and Contingencies – Concentrations of Credit Risk”, for information in the Company’s marketing and distribution procedures and information on the Company’s major brokers.

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

Life Operations Segment

In August 2008, the Company announced its intention to review strategic opportunities relating to its Life reinsurance business. In relation to this initiative, the Company sold the renewal rights to its Continental European short-term life, accident and health business in late 2008, a relatively small block managed by a team in France that also transferred to the purchaser as part of the transaction. The Company continues to explore various strategic options for the remainder of its Life Operations business.

The Life Operations segment provides life reinsurance on business written by life insurance companies, principally to help them manage mortality, morbidity, survivorship, investment and lapse risks.

Products offered include a broad range of underlying lines of life insurance business, including term assurances, group life, critical illness cover, immediate annuities and disability income. In addition, prior to selling the renewal rights, the products offered included short-term life, accident and health business. The segment also covers a range of geographic markets, with an emphasis on the U.K., U.S., and Continental Europe.

The portfolio has three particularly significant components:

1) The portfolio includes a small number of large contracts relating to closed blocks of U.K. and Irish fixed annuities in payment. In relation to certain of these contracts, the Company receives cash and investment assets at the inception of the reinsurance contract, relating to the future policy benefit reserves assumed. These contracts are long-term in nature, and the expected claims payout period can span up to 30 or 40 years with average duration of around 10 years. The Company is exposed to investment and survivorship risk over the life of these arrangements.

2) The second component of the portfolio relates to life risks (in the U.S. and U.K.) and critical illness risks (in the U.K.) where the Company is exposed to the mortality, morbidity and lapse experience from the underlying business, over the medium to long-term.

3) The third component relates to the annually renewable business covering life, accident and health risks written in Continental Europe. These contracts are short-term in nature and include both proportional and non-proportional reinsurance structures. While the renewal rights for this business have been sold, the existing business remains with the Company.

Underwriting & Claims Administration

Life reinsurance transactions fall into two distinct forms. The first relates to the reinsurance of an existing and closed block of risks (“in-force deal”), where the nature of the underlying exposure is known at the date of execution. The second relates to the reinsurance of liabilities which are yet to be written by the ceding company (“new business treaty”) where, provided the subsequent risks are within the agreed treaty parameters, these risks may be added to the portfolio.

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

Premiums

The following table is an analysis of the Life operations gross premiums written, net premiums written and net premiums earned for the year ended December 31, 2008:

(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Other Life	$498,387	$492,346	$492,353
Annuity	192,528	157,498	157,498

Total	$690,915	$649,844	$649,851

Additional discussion and financial information about the life operations is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 6 to the Consolidated Financial Statements, “Segment Information.”

Competition

In regards to Life Operations business, the core activity is in the U.S., U.K. and Continental Europe.

Within the “new business treaty” area, competition includes amongst others: Reinsurance Group of America; Transamerica Re; Munich Re; Swiss Re; General Re and Hannover Re.

For the fixed annuity business, competition has historically come from less traditional reinsurance entities, e.g. insurance entities such as Canada Life and Prudential (U.K.) or recently established entities such as Paternoster, Synesis, and PIC. However, recently, more traditional reinsurance players, in particular Swiss Re, have entered or re-entered this market.

Marketing and Distribution

The Company predominantly markets its long-term products directly to clients, with a smaller element sourced through reinsurance intermediaries. For these products, the marketing hinges on relationships developed by the Company with client companies – particularly through professional contacts within the actuarial and underwriting communities.

The Company primarily marketed the short-term life, accident and health business through reinsurance intermediaries. Following the sale of the renewal rights, the Company has ceased to market these product lines.

The Company maintains good relations with the broking community as well as with a wide range of professional advisory firms (actuarial and accounting) from whom opportunities may be referred.

The Company’s distribution strategy has been to avoid any undue concentration on any single client or market. For treaties relating to new business, there is an effort to target ceding companies which are themselves strong and growing in their target segments. This prioritization of potential clients is based on analysis of public, market information.

Other Financial Lines Segment

The Other Financial Lines segment is comprised of remaining contracts associated with the funding agreement (“FA”) business and previously included the guaranteed investment contract (“GIC”) business. GICs and FAs provide users guaranteed rates of interest on amounts previously invested with the Company. FAs are very similar to GICs in that they have known cash flows. FAs were sold to institutional investors, typically through medium term note programs. As at December 31, 2007, the Company had approximately $4.0 billion of deposit liabilities associated with GICs which were correspondingly matched with invested assets. Based on the terms and conditions of the underlying GICs, upon the downgrade of Syncora Guarantee below certain ratings levels, all or portions of outstanding principal balances on such GICs would come due. Throughout 2008, several rating agencies downgraded Syncora and its subsidiaries and, as a result, the Company settled, in 2008 all of the GIC liabilities. In addition, certain funding agreement contracts matured, resulting in the settlement of the underlying principal and accrued interest. At December 31, 2008, the remaining balance of funding agreements, excluding accrued interest of $6.6 million, was $600.0 million, with settlements scheduled as follows: $150.0 million in October 2009 and $450.0 million in August 2010.

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

The tables below present the development of the Company’s unpaid losses and loss expense reserves on both a net and gross basis. The cumulative redundancy (deficiency) calculated on a net basis differs from that calculated on a gross basis. As different reinsurance programs cover different underwriting years, net and gross loss experience will not develop proportionately. The top line of the tables shows the estimated liability, net of reinsurance recoveries, as at the year end balance sheet date for each of the indicated years. This represents the estimated amounts of losses and loss expenses, including IBNR, arising in the current and all prior years that are unpaid at the year end balance sheet date of the indicated year. The tables show the re-estimated amount of the previously recorded reserve liability based on experience as of the year end balance sheet date of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The cumulative redundancy (deficiency) represents the aggregate change with respect to that liability originally estimated. The lower portion of the first table also reflects the cumulative paid losses relating to these reserves. Conditions and trends that have affected development of liabilities in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate redundancies or deficiencies into the future, based on the tables below. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Statements.”

Analysis of Losses and Loss Expense Reserve Development
Net of Reinsurance Recoveries

(U.S. dollars in millions)	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007 (1)	2008
ESTIMATED LIABILITY FOR UNPAID LOSSES AND LOSS EXPENSES, NET OF REINSURANCE RECOVERABLES	$4,303	$4,537	$4,207	$7,004	$8,313	$10,532	$12,671	$17,201	$17,900	$18,191	$17,685
LIABILITY RE-ESTIMATED AS OF:
One year later	4,016	4,142	4,382	7,404	9,250	10,800	13,785	17,090	17,475	17,580
Two years later	3,564	4,085	4,345	8,423	9,717	11,842	13,675	16,828	16,631
Three years later	3,580	4,120	5,118	8,653	10,723	11,849	13,607	16,155
Four years later	3,461	4,624	5,294	9,727	10,738	11,860	13,258
Five years later	3,742	4,747	5,435	9,674	10,710	11,680
Six years later	3,774	4,858	5,419	9,718	10,642
Seven years later	3,872	4,872	5,508	9,680
Eight years later	3,833	4,927	5,496
Nine years later	3,868	4,926
Ten years later	3,878
CUMULATIVE REDUNDANCY (DEFICIENCY) (1)	425	(389)	(1,289)	(2,676)	(2,329)	(1,148)	(587)	1,046	1,269	611
CUMULATIVE PAID LOSSES, NET OF REINSURANCE RECOVERIES, AS OF:
One year later	$812	$1,252	$1,184	$2,011	$2,521	$1,985	$2,008	$3,437	$3,188	$3,207
Two years later	1,594	1,828	1,920	3,984	3,800	2,867	3,884	5,759	5,620
Three years later	1,928	2,306	2,683	4,703	4,163	4,380	5,181	7,590
Four years later	2,249	2,824	3,038	4,641	5,365	5,286	6,392
Five years later	2,555	3,035	3,290	5,526	6,018	6,225
Six years later	2,741	2,807	3,774	5,969	6,764
Seven years later	2,856	3,110	3,985	6,514
Eight years later	3,059	3,240	4,351
Nine years later	3,029	3,482
Ten years later	3,350

Analysis of Property and Casualty Losses and Loss Expense Reserve Development
Gross of Reinsurance Recoverables

(U.S. dollars in millions)	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007 (1)	2008
ESTIMATED GROSS LIABILITY FOR UNPAID LOSSES AND LOSS EXPENSES	$4,897	$5,369	$5,668	$11,807	$13,333	$16,553	$19,616	$23,598	$22,895	$22,857	$21,650
LIABILITY RE-ESTIMATED AS OF:
One year later	$4,735	$5,266	$6,118	$12,352	$15,204	$18,189	$19,987	$23,209	$22,458	$21,803
Two years later	4,352	5,147	6,105	14,003	16,994	18,520	19,533	22,937	21,337
Three years later	4,316	5,176	6,909	15,377	17,210	18,324	19,525	22,139
Four years later	4,232	5,663	7,086	15,441	17,048	18,362	19,153
Five years later	4,508	5,798	7,240	15,267	17,106	18,236
Six years later	4,568	5,890	7,223	15,401	17,051
Seven years later	4,658	5,881	7,317	15,381
Eight years later	4,629	5,957	7,370
Nine years later	4,681	5,960
Ten years later	4,682
CUMULATIVE REDUNDANCY (DEFICIENCY)	215	(591)	(1,702)	(3,574)	(3,718)	(1,683)	463	1,459	1,558	1,054

(1)	Excludes $351.0 million of financial guarantee reserves previously related to reinsurance agreements with Syncora.

The following table presents an analysis of the Company’s paid, unpaid and incurred losses and loss expenses and a reconciliation of beginning and ending unpaid losses and loss expenses for the years indicated:

Reconciliation of Unpaid Losses and Loss Expenses

(U.S. dollars in thousands)	2008	2007	2006
Unpaid losses and loss expenses at beginning of year	$23,207,694	$22,895,021	$23,597,815
Unpaid losses and loss expenses recoverable	4,665,615	4,995,373	6,396,984
Financial guarantee reserves related to previous reinsurance agreements with Syncora that were recorded within “Net loss from operating affiliates”	(350,988)	–	–

Net unpaid losses and loss expenses at beginning of year	18,191,091	17,899,648	17,200,831
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	4,573,562	4,266,444	4,311,798
Prior years	(610,664)	(425,441)	(110,604)

Total net incurred losses and loss expenses	3,962,898	3,841,003	4,201,194
Exchange rate effects and other adjustments	(677,664)	421,575	355,500
Net loss reserves (disposed) acquired (1)	–	(155,259)	40,184
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	584,120	627,748	460,853
Prior years	3,206,726	3,188,128	3,437,208

Total net paid losses	3,790,846	3,815,876	3,898,061
Net unpaid losses and loss expenses at end of year	17,685,479	18,191,091	17,899,648
Financial guarantee reserves related to reinsurance agreements that existed at December 31, 2007 with Syncora that were recorded within “Net loss from operating affiliates”	–	350,988	–
Unpaid losses and loss expenses recoverable	3,964,836	4,665,615	4,995,373

Unpaid losses and loss expenses at end of year	$21,650,315	$23,207,694	$22,895,021

The Company’s net unpaid losses and losses expenses (excluding in 2007, financial guarantee reserves previously related to reinsurance agreements with Syncora that were recorded within “Net loss from operating affiliates”) relating to the Company’s operating segments at December 31, 2008 and 2007 were as follows:

(U.S. dollars in millions)	December 31, 2008	December 31, 2007
Insurance	$11,126	$11,138
Reinsurance	6,559	7,053

Net unpaid loss and loss expense reserves	$17,685	$18,191

Current year net losses incurred

Net losses incurred increased by $307.1 million in 2008 as compared to 2007, mainly as a result, of the current year loss ratio increasing by 10.0 loss percentage points during the same period, primarily due to an increase in attritional and catastrophe-related property losses, an increase in professional lines loss ratio and the impact of a softening rate environment. Business volume reduced as net premiums earned related to the Company’s P&C operations decreased by 6.7% over this period. Overall, windstorm activity in the Atlantic and Gulf regions increased in 2008 as compared to 2007 and included the impacts of Hurricanes Gustav and Ike, which both made landfall in the U.S. in the third quarter of 2008. Hurricane Ike was estimated to have caused the third largest ever insured loss in the U.S. from a wind storm. Combined, Hurricanes Gustav and Ike had a significant impact on the results of the Company for the year ended December 31, 2008. Based on reports and estimates of loss and damage as at December 31, 2008, the

Company estimated losses incurred, net of reinsurance recoveries and reinstatement premiums, of $22.5 million and $210.0 million related to Hurricanes Gustav and Ike, respectively.

Net losses incurred for 2007 (excluding financial guarantee reserves previously related to reinsurance agreements with Syncora that were recorded within “Net loss from operating affiliates”) decreased from 2006 due to a reduction in business volume as the Company’s net premiums earned decreased by 4.6% from 2006 to 2007. However, the current year loss ratio increased by 2.4 loss percentage points from 2006 to 2007 as a result of an increase in attritional and catastrophe-related property experience as well as the impact of a softening rate environment. In 2007, six hurricanes formed in the Atlantic region including two Category 5 hurricanes, one of which, Hurricane Dean, resulted in a limited amount of insured damage to areas of Mexico affected by the hurricane. Other natural catastrophes in 2007 included European windstorms Kyrill and Per/Hanno, California wildfires, floods in the U.K. and Mexico, the Peruvian earthquake and five hurricanes in the Eastern Pacific region. In 2006, there were only five hurricanes in the Atlantic region and more importantly there was no significant insured damage for those hurricanes that did make landfall.

Prior year net losses incurred

The following tables present the development of the Company’s gross and net, losses and loss expense reserves, excluding, for 2007, financial guarantee reserves related to previous reinsurance agreements with Syncora that were recorded within “Net loss from operating affiliates.” The tables also show the estimated reserves at the beginning of each fiscal year and the favorable or adverse development (prior year development) of those reserves during such fiscal year.

Gross (U.S. dollars in millions)	2008	2007	2006
Unpaid losses and loss expense reserves at the beginning of the year	$22,857	$22,895	$23,598
Net (favorable) adverse development of those reserves during the year	(1,054)	(437)	(389)

Unpaid losses and loss expense reserves re-estimated one year later	$21,803	$22,458	$23,209

Net (U.S. dollars in millions)	2008	2007	2006
Unpaid losses and loss expense reserves at the beginning of the year	$18,191	$17,900	$17,201
Net (favorable) adverse development of those reserves during the year	(611)	(425)	(111)

Unpaid losses and loss expense reserves re-estimated one year later	$17,580	$17,475	$17,090

As different reinsurance programs cover different underwriting years, contracts and lines of business, net and gross loss experience do not develop proportionately. In 2008, gross prior year favorable development exceeded net prior year favorable development in both the Reinsurance and Insurance segments. Within the Reinsurance segment, the gross impact of favorable loss experience related to a large crop program was mostly offset by the impact of retrocessional protection related to this program. In the Insurance segment, the impact of reductions in gross reported losses on older years in certain casualty lines was mostly offset by the impact of the reinsurance recoverable component on such losses, while the impact of gross reserve releases in professional and specialty lines was mostly offset by the impact of a reduction in estimated ceded IBNR following a reserve review in these lines.

The following table presents the net (favorable) adverse prior year loss development of the Company’s loss and loss expense reserves by operating segment for each of the years indicated:

(U.S. dollars in millions)	2008	2007	2006
Insurance segment	$(305.5)	$(158.1)	$(13.2)
Reinsurance segment	(305.2)	(267.3)	(97.4)

Total	$(610.7)	$(425.4)	$(110.6)

During 2008, net favorable prior year development totaled $610.7 million in the Company’s property and casualty operations and included net favorable development in the Insurance and Reinsurance segments of $305.5 million and $305.2 million, respectively. Within the Reinsurance segment, net favorable prior year reserve development included casualty and other lines reserve releases in both European and U.S.

casualty and professional portfolios as well as reserve releases associated with the reinsurance-to-close relating to the 2005 year of account on certain Lloyd’s sourced business. In the same period, property and other short-tail lines net favorable development was attributable to most business units globally. The Insurance segment net favorable prior year reserve development was due to reserve releases in global property lines of business as a result of favorable claim development as well as reserve releases in certain casualty lines primarily in 2003 to 2006 accident years due to lower than expected reported loss activity. In addition, net reserve releases of approximately $80.9 million resulted from a favorable settlement in the fourth quarter of 2008 in regards to certain reinsurance recoverable balances relating to casualty lines and to a lesser extent, certain property lines of business. Offsetting this favorable development was modest reserve strengthening within environmental lines as well as strengthening associated with certain structured indemnity contracts. Within the professional lines, reserve releases in the 2003 to 2006 accident years were largely offset by strengthening of reserves in the 2007 year.

During 2007, the Company had net favorable prior year reserve development in property and casualty operations of $425.4 million. Reinsurance net favorable development accounted for $267.3 million of the release in 2007, while net favorable development within the Insurance segment totaled $158.1 million for the same period. The corresponding prior year development on a gross basis was $259.7 million for the Reinsurance segment and $177.6 million for the Insurance segment. Within the Reinsurance segment, reserve releases of $188.7 million in property and other short-tail lines of business and $87.4 million in casualty and other lines, were partially offset by adverse prior year development of $8.8 million within the structured indemnity line of business. The Insurance segment net prior year reserve releases consisted of $95.0 million in property and $162.1 million in casualty lines of business, partially offset by net adverse development of $23.0 million, $7.0 million and $69.0 million in certain professional, marine and other lines of business, respectively.

During 2006, the Company had net favorable prior year reserve development in property and casualty operations of $110.6 million. Within the Insurance segment, net overall favorable prior year reserve development for the year ended December 31, 2006, was $13.2 million, while net favorable development within the Reinsurance segment during the same period was $97.4 million.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 12 to the Consolidated Financial Statements, “Losses and Loss Expenses”, for further information regarding the developments in prior year loss reserve estimates for each of the years indicated within each of the Company’s operating segments.

Net loss reserves (disposed) acquired

The Company did not dispose of or acquire net loss reserves in 2008.

Net losses disposed in the amount of $155.3 million in 2007 represent reserves associated with the de-consolidation of Syncora following the secondary offering on June 6, 2007 of $181.4 million, partially offset by net losses acquired of $26.2 million related to a reinsurance to close loss portfolio transfer.

During 2006, the Company acquired $40.2 million in losses through a loss portfolio transfer contract structured by XLFS.

Exchange rate effects

Exchange rate effects on net loss reserves in each of the three years ended December 31, 2008 related to the global operations of the Company primarily where reporting units have a functional currency that is not the U.S. dollar. The increase in the value of the U.S. dollar in 2008 combined with the decrease in the value of the U.S. dollar in 2007 and 2006 mainly compared to the Swiss franc, U.K. Sterling and the Euro, gave rise to translation and revaluation exchange movements related to carried loss reserve balances of $(677.7) million, $421.6 million and $355.5 million in 2008, 2007 and 2006, respectively.

Net paid losses

Total net paid losses were $3.8 billion in each of 2008 and 2007, and $3.9 billion and 2006, respectively. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information.

Other loss related information

The Company’s net incurred losses and loss expenses include actual and estimates of potential non-recoveries from reinsurers. As at December 31, 2008 and 2007, the reserve for potential non-recoveries from reinsurers was $187.6 million and $193.1 million, respectively. For further information, see Note 13 to the Consolidated Financial Statements, “Reinsurance.”

Except for certain workers’ compensation and certain financial guarantee liabilities, the Company does not discount its unpaid losses and loss expenses. The Company utilizes tabular reserving for workers’ compensation unpaid losses that are considered fixed and determinable, and discounted such losses using an interest rate of 5% in 2008 (2007: 5%). In addition, the Company has also used a rate of approximately 5% to discount financial guarantee liabilities. The tabular reserving methodology associated with workers’ compensation liabilities results in applying uniform and consistent criteria for establishing expected future indemnity and medical payments (including an explicit factor for inflation) and the use of mortality tables to determine expected payment periods. Tabular unpaid losses and loss expenses, net of reinsurance, at December 31, 2008 and 2007 were $755.8 million and $813.7 million, respectively. The related discounted unpaid losses and loss expenses were $346.0 million and $377.0 million as of December 31, 2008 and 2007, respectively. Financial guarantee case reserves at December 31, 2008 and 2007 were $14.5 million and $427.4 million, respectively.

Investments

Investment structure and strategy

The Company’s investment operations are managed centrally by the Company’s investment department. The Finance and Risk Oversight Committee of the Board of Directors of the Company approves the investment policy and guidelines, and reviews the implementation of the investment strategies on a regular basis.

The primary objectives of the investment strategy are to support the liabilities arising from the operations of the Company, generate stable investment income and build book value for the Company over the longer term. However, recent turmoil in the global markets in late 2007 and throughout 2008 has resulted in an increase in realized and unrealized losses as well as lower net investment income yields and losses on investment fund affiliates. Following the Company’s announcement that will see it focus on its P&C operations, the Company announced its intention to reposition the Company’ investment portfolio to one that supports a more focused P&C operation. The Company began repositioning the portfolio in 2008 so that a) future book value volatility particularly related to credit spreads arising from the portfolio is reduced, b) a reduction in lower rated corporate securities and financial issuers is achieved, c) exposure to CMBS securities is reduced and d) a reduction in asset classes such as subprime, Alt-A and Core CDO’s previously supporting Other Financial Lines activities is achieved. Realignment will be achieved primarily through cash generated from bond maturities and coupon reinvestment, cash flow from business operations as well as certain opportunistic sales.

Consistent with this strategy, management continued the process of reducing risk in the investment portfolio during the latter part of 2008. Fannie Mae and Freddie Mac preferred positions were sold as well as securities of a number of regional banks. Most of this was accomplished prior to the bankruptcy of Lehman Brothers Holdings Inc. (“Lehman”) in September 2008 when credit markets became even more disrupted. In addition, management reduced the aggregate sub-prime, Alt A, CMBS and CDO portfolio holdings significantly, through maturities and turnover in the ordinary course of business and certain opportunistic sales, in particular $1.6 billion in the CMBS portfolio, as well as reduced the aggregate corporate portfolios by $1.2 billion.

In addition, in the fourth quarter of 2008, management recorded a charge for other-than-temporary impairments (“OTTI”) of $400.0 million for which it could no longer assert its intent to hold until recovery. Although management believes these securities are likely to recover to their current amortized cost, it determined that these securities were at-risk for further mark-to-market declines, and potentially real economic losses, to the extent that economic conditions were to deteriorate further than present estimates and the Company’s allocation to these asset classes is overweight relative to a traditional P&C portfolio. Accordingly, in conjunction with its risk reduction exercise, management is likely to pursue targeted sales of these assets over the course of 2009. The assets are concentrated in certain holdings within the Company’s BBB and lower corporate, CMBS, equity and consumer ABS portfolios.

The Company reduced its risk exposure to alternative investments by approximately $0.8 billion during 2008 in response to adverse market conditions and in regards to the risk reduction exercise ongoing within its investment portfolio. Management further reduced interest rate risk exposure in 2008 by shortening the duration of the portfolio supporting the U.S. property and casualty operations by 0.6 years. Cash and government agency holdings were increased by approximately $2.4 billion to approximately $13.2 billion representing approximately 41.2% of the fixed income portfolio at December 31, 2008. Following the risk reduction steps executed to date, the credit spread of the fixed income portfolio duration has been reduced to 3.1 years as at December 31, 2008.

While the Company seeks to reduce the overall risk within its investment portfolio, it will continue to attempt to balance investment returns against market and credit risks taken. Market risk may arise due to interest rate variability and exposure to foreign denominated currencies, which the Company seeks to manage through asset/liability management, and due to the allocation to risk assets, including global equity securities and alternative investments, which the Company seeks to manage through diversification. Credit risk arises from investments in fixed income securities and is managed with aggregate and portfolio limits and by establishing minimum credit quality guidelines. The Company guidelines require a minimum Aa3/AA– weighted-average rating for its fixed income portfolio.

The Company’s investment portfolio consists of exposures to fixed income securities, equities, alternative investments, derivatives, business and other investments and cash. These securities and investments are denominated in both U.S. dollar and foreign currencies. The Company’s direct use of investment derivatives includes futures, forwards, swaps and option contracts that derive their value from underlying assets, indices, reference rates or a combination of these factors. When investment guidelines allow for the use of derivatives, these can generally only be used for the purpose of managing interest rate risk, foreign exchange rate risk, credit risk and replicating permitted investments, provided the use of such instruments is incorporated in the overall portfolio evaluation. The direct use of derivatives is generally not permitted to economically leverage the portfolio outside of the stated guidelines. Derivatives may also be used to add value to the investment portfolio where market inefficiencies are perceived to exist, to equitize cash holdings through the purchase of equity-indexed derivatives, to adjust the duration of a portfolio of fixed income securities to match the duration of related deposit liabilities and as part of duration management activities on the P&C portfolio.

The Company’s investment portfolio is structured to take into account a number of variables including local regulatory requirements, business needs, collateral management and risk tolerance. At December 31, 2008 and 2007, total investments, cash and cash equivalents and accrued investment income, less net receivable (payable) for investments sold (purchased), were $34.3 billion and $43.7 billion, respectively.

Functionally, the Company’s investment portfolio is divided into three principal components:

1) Asset/Liability Portfolio: The largest component is the asset/liability portfolio which is intended to support the liabilities arising from the property and casualty as well as the life operations of the Company.

From a functional perspective, the asset/liability portfolio is allocated into two sub portfolios: a) the P&C general account portfolio and b) the structured and spread product portfolio.

The P&C general account portfolio is the largest component of the Company’s investment portfolio and primarily supports the property and casualty liabilities of the Company as well as provides liquidity to settle claims arising from the Company’s property and casualty operations. The P&C general account portfolio is made up entirely of investment grade fixed income securities and its primary strategy focuses on diversification of asset maturities relative to the expected cash flows of the property and casualty operation. The P&C general portfolio holds Topical (representing subprime, Alt-A, 2nd Lien and ABS CDOs) and Core CDO assets with a fair value of approximately $1.4 billion which supported the previously written GIC and funding agreement contracts. The Company has announced its intention to reduce its exposure to such asset classes over time as part of its long-term strategic portfolio alignment activities. The P&C general account portfolio was approximately $23.1 billion and $24.1 billion at December 31, 2008 and 2007, respectively. As at December 31, 2008, the general account portfolio was approximately 67.3% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net receivable (payable) for investments sold (purchased)) as compared to approximately 55.3% as at December 31, 2007.

The structured and spread product portfolio consists of highly structured, actively managed investment portfolios that support specific transactions within the Company’s Insurance, Reinsurance, Life Operations and Other Financial Lines segments. These represent structured indemnity, annuity products, funding agreement transactions, and previously GIC transactions. As a result of the long duration of assets supporting the Life business, there has been a significant decline in the fair value of these securities as they are more sensitive to prevailing government interest rates and credit spreads. The Company also continues to explore strategic alternatives with respect to the Life Operations segment.

Liquidations necessary to fund the settlement of the remaining GIC liabilities of approximately $4.0 billion throughout 2008 following the downgrade of Syncora Guarantee and the maturity of $1.2 billion funding agreements were funded through the sale of assets in the Other Financial Lines segment investment portfolio as well as the general investment portfolio. Management’s approach was to avoid sale of assets where current market prices did not reflect intrinsic values or where transaction costs for liquidation were excessive. As a result, the Company continues to hold in its general portfolio a significant portion of the assets which previously supported the structured and spread products including GICs, in exchange for those assets that were liquidated.

Assets supporting remaining structured and spread business were approximately $8.0 billion and $14.8 billion at December 31, 2008 and 2007, respectively. As at December 31, 2008, the structured and spread portfolio was approximately 23.4% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net receivable (payable) for investments sold (purchased)) as compared to approximately 33.8% as at December 31, 2007.

2) The second component of the investment portfolio is the risk asset portfolio, which was approximately $2.8 billion and $4.4 billion at December 31, 2008 and 2007, respectively. The risk asset portfolio is that portion of the Company’s capital that is invested in risk assets to generate growth in the Company’s book value over the longer term with the efficient utilization of risk. The Company utilizes a risk budgeting framework for the dynamic risk and asset allocation of the risk asset portfolio. The fundamental premise of the risk budgeting methodology for the risk asset portfolio is to maximize expected returns for a given level of risk. The risk asset portfolio includes four core strategy portfolios including: (i) the alternative investment portfolio; (ii) the high yield portfolio; (iii) the public equity portfolio; and (iv) the private investment portfolio.

As part of the overall risk asset portfolio, the Company sets specific constraints during the risk allocation process that reflect the Company’s overall tolerance for risk, including guidelines on the level of Value at Risk (“VaR”) of the risk asset portfolio, stress testing and a maximum drawdown level attributable to the alternative investment portfolio. These levels are approved by the Finance and Risk Oversight Committee of the Company’s Board of Directors annually. In addition, each of the core risk asset portfolios is subject to specific investment guidelines that are also approved by the Finance and Risk Oversight Committee of the Company’s Board of Directors. These guidelines address the investment parameters and risk associated with each portfolio. The Company monitors the total risk and return of the risk asset portfolio to ensure compliance with the risk target guidelines as approved.

The alternative investment portfolio is a diversified portfolio of investments in limited partnerships and similar investment vehicles, with each fund generally pursuing absolute return investment mandates. These funds are typically investing in one or more of the traditional asset classes including equities, fixed income, credit, currency and commodity markets. For the majority of the portfolio, the Company owns minority investment interests that are accounted for under the equity method and are included in the Consolidated Balance Sheet under “Investments in affiliates.” The objective of the alternative investment portfolio is to attain an attractive risk-adjusted total return while maintaining a moderate to low level of sensitivity to the movements in traditional asset classes and realizing a low volatility.

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

The alternative investment portfolio had more than 85 separate investments in different funds at December 31, 2008 with a total exposure of $1.1 billion, making up approximately 3.2% of the investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to December 31, 2007 where the Company had approximately 80 separate fund investments with a total exposure of $2.3 billion representing approximately 5.2% of the investment portfolio.

At December 31, 2008, the alternative investment portfolio allocation was 34% in Directional/tactical strategies, 33% in Arbitrage strategies, 23% in Event driven strategies and 10% in Multi-strategy strategies. At December 31, 2007, the alternative investment portfolio allocation was 47% in Directional/tactical strategies, 25% in Arbitrage strategies, 21% in Event driven strategies and 7% in Multi-strategy strategies.

The high yield portfolio is invested in a diversified portfolio of below investment grade securities, including downgraded securities of predominantly corporate structured credit issuers. The high yield portfolio was approximately $0.8 billion and $0.9 billion at December 31, 2008 and 2007, respectively. As at December 31, 2008 and 2007, the Company’s allocation to high yield securities was approximately 2.2% and 2.1%, respectively, of the total investment portfolio (including cash and cash equivalents, accrued investment income and net receivable (payable) for investments sold (purchased)).

The equity portfolio is invested in a diversified portfolio of publicly traded equity securities. As at December 31, 2008, the Company’s equity portfolio was $0.3 billion as compared to $0.8 billion as at December 31, 2007. This excludes $32.0 million of fixed income fund investments and publicly traded alternative funds that generally do not have the risk characteristics of equity investments. As at December 31, 2008, the Company’s allocation to equity securities was approximately 1.0% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net receivable (payable) for investments sold (purchased)) as compared to approximately 1.7% as at December 31, 2007.

The private investment portfolio is invested in a selection of less liquid private investments that include venture capital, leveraged buy-outs, mezzanine and distressed debt, opportunistic real estate and equity tranches of collateralized debt obligations. As at December 31, 2008 and 2007, the Company’s exposure to private investments was approximately $0.4 billion. Included in private investments, at December 31, 2008, are $14.7 million representing equity tranches in unrated pools of collateralized debt obligations. As at December 31, 2008, the Company’s exposure to private investments consisted of approximately 1.2% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net receivable (payable) for investments sold (purchased)), compared to approximately 1.0% as at December 31, 2007.

3) The third component of the Company’s total investment portfolio, valued at $0.4 billion at December 31, 2008 and 2007, is related to insurance and financial affiliates and investments in investment management companies. As at December 31, 2008, the Company’s allocation to insurance and financial affiliates and investments in investment management companies’ securities was approximately 1.1% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net receivable (payable) for investments sold (purchased)) as compared to approximately 0.9% as at December 31, 2007. At December 31, 2008, the Company’s investment in insurance affiliates included investments in ARX Holding Corporation and ITAÚ XL Seguros Corporativos S.A., representing operations in the U.S. homeowners insurance and Brazilian commercial insurance markets, respectively. At December 31, 2008, the Company owned minority stakes in nine independent investment management companies. The Company sought to develop relationships with specialty investment management organizations, generally acquiring an equity interest in the business. In these investments, the Company seeks to achieve strong returns on capital while accessing the investment expertise of professionals to help manage portions of the Company’s investment assets. In addition, the Company is active in the relationships with these managers, seeking to benefit from the intellectual capital in ways that will enhance the Company’s overall financial performance and achieve broader strategic goals.

Where the Company maintains significant influence over the decisions of the investment management organization, through board representation or through certain voting and/or consent rights, the Company’s proportionate share of the income or loss from these companies is reported as net income from operating affiliates. The Company’s existing managers manage or sponsor a broad range of investment products, providing institutional and high net worth investor’s access to a wide array of asset classes and investment strategies. See Item 8, Note 9 to the Consolidated Financial Statements, “Investments.”

Implementation of investment strategy

Although the Company’s management is responsible for implementation of the investment strategy, the day-to-day management of the investment portfolio is outsourced to investment management service providers in accordance with detailed investment guidelines provided and monitored by the Company. This allows the Company an active management of its investment portfolio with flexible access to top talents specializing in various investment products and markets. Managers are selected directly by the Company on the basis of various criteria including investment style, track record, performance, internal controls, operational risk, and diversification implications. Well-established, large institutional investment professionals manage the vast majority of the Company’s investment portfolio. Each investment manager may manage one or more portfolios, each of which is governed by a detailed set of investment guidelines, including overall objectives, risk parameters, and diversification requirements that fall within the Company’s overall investment policies and guidelines, including but not limited to exposures to eligible securities, prohibited investments/transactions, credit quality and general concentrations limits.

Investment performance

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of the Company’s investment performance.

Portfolio credit ratings, duration and maturity profile

It is the Company’s policy to operate the aggregate fixed income portfolio with a minimum weighted average credit rating of Aa3/AA–. The aggregate credit rating is determined based on the weighted average rating of securities, where the average credit rating, where available, from Standard & Poor’s (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”) is allocated to each security. The weighted average credit rating of the fixed income portfolio was AA at December 31, 2008 and 2007.

The Company did not have an aggregate direct investment in a single entity, other than government and sovereign investments, representing debt holdings of the U.S., French and United Kingdom governments, or agency securities representing debt of, excluding mortgages backed by, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, in excess of 10% of shareholders’ equity at December 31, 2008 or 2007.

The aggregate duration and currency of the fixed income portfolio is managed relative to liabilities. Duration measures bond price volatility and is an indicator of the sensitivity of the price of a bond (or a portfolio of bonds) to changes in interest rates, assuming a parallel change in all global yield curves reflecting the percentage change in price for a 100 basis point change in yield. Management believes that the duration of the fixed income portfolio is the best single measure of interest rate risk and the table below summarizes the weighted average duration in years and currency of the main components of the fixed income portfolio at December 31, 2008 and 2007:

Investment Portfolio Weighted Average Duration in Years	December 31, 2008	December 31, 2007
Fixed income portfolio by Liability Type:
Property and Casualty – General Account	3.2	3.8
Structured and Spread:
– Property and Casualty Structured	4.2	3.3
– Other Financial Lines	0.4	0.4
– Life Operations	8.9	9.2
Total Fixed income portfolio	4.2	4.3

Fixed income portfolio by Liability Currency:
U.S. Dollar	3.1	3.1
U.K. Sterling	7.6	7.9
Euro	6.3	5.9
Other	3.4	3.7
Total Fixed income portfolio	4.2	4.3

The maturity profile of the fixed income portfolio is a function of the maturity profile of liabilities, the expected operating cash flows of the Company and, to a lesser extent, the maturity profile of common fixed income benchmarks. For further information on the maturity profile of the fixed income portfolio see Item 8, Note 9 to the Consolidated Financial Statements, “Investments.”

Ratings

The Company’s ability to underwrite business is dependent upon the quality of its claims paying and financial strength ratings as evaluated by independent rating agencies. As a result, in the event that the Company is downgraded, its ability to write business as well as its financial condition and/or results of operations, could be materially adversely affected.

A downgrade below “A–” of the Company’s principal insurance and reinsurance subsidiaries by either S&P or A.M. Best Company, Inc. (“A.M. Best”), which is two notches below the current S&P financial strength rating of “A” (Negative) and the A.M. Best financial strength rating of “A” (Stable) of these subsidiaries, may trigger termination provisions in a significant amount of the Company’s assumed reinsurance agreements and may potentially require the Company to return unearned premiums to cedants. In addition, due to collateral posting requirements under the Company’s letter of credit and revolving credit facilities, such a downgrade may require the posting of cash collateral in support of certain “in use” portions of these facilities (see “Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” below). Specifically, a downgrade below “A–” by A.M. Best would trigger such collateral requirements for the Company’s two largest credit facilities. In certain limited instances, such downgrades may require the Company to return cash or assets to counterparties or to settle derivative and/or other transactions with the respective counterparties. See Item 1A, Risk Factors, “A downgrade or potential downgrade in our financial strength and credit ratings by one or more rating agencies could materially and negatively impact our business, financial condition, results of operations, and/or liquidity.”

Throughout 2008, various rating agency actions were taken that resulted in downgrades of the financial strength ratings of the Company’s leading property and casualty operating companies. During the 2008, the following rating agency actions were taken:

•	A.M. Best revised the financial strength rating of the Company’s lending property and casualty operating companies to “A” from “A+” and affirmed them with a stable outlook.

•	S&P revised the financial strength rating for the Company’s leading property and casualty operating companies to “A” (Negative) from “A+” (Negative).

•	Moody’s Investor Services, Inc. revised the financial strength rating of the Company’s principal insurance and reinsurance subsidiaries to “A2” (Negative) from “A1” (On Review for Possible Downgrade).

•	Fitch revised the financial strength rating of the Company’s leading insurance and reinsurance subsidiaries to “A” (Rating Watch Negative) from “A+” (Rating Watch Negative).

In their public rating action announcements, the rating agencies expressed concerns regarding, among other things, the Company’s reduced financial flexibility as a result of significant unrealized losses in the Company’s investment portfolio, anticipated weakness in the profitability over the medium term and the belief that the Company’s prospective competitive position and resulting underwriting performance have diminished mainly as a result of material earnings and capital charges over the past several years. Notwithstanding these concerns rating agency comments indicate that they are comfortable with the Company’s capital position and the quality of the Company’s core insurance and reinsurance business.

In addition, during 2008, A.M. Best downgraded the financial strength rating to “A–” (Stable) from “A” (Stable) and issuer credit rating (ICR) to “a–” (Stable) from “a” (Stable) of XL Life Ltd.

The following table summarizes the financial strength and claims paying ratings, as noted above, from internationally recognized rating agencies in relation to the Company’s principal insurance and reinsurance subsidiaries and pools as at February 27, 2009:

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

S&P	“A current opinion of the financial security characteristics of an insurance organization with respect to its ability to pay under its insurance policies and contracts in accordance with their terms.”	“A” (Negative)	“Strong” financial security characteristics.

The “A” grouping is the third highest out of nine main ratings. Main ratings from “AA” to “CCC are subdivided into three subcategories: “+” indicating the high end of the main rating; no modifier, indicating the mid range of the main rating; and “–” indicating the lower end of the main rating.

Moody’s	An opinion of “the ability of insurance companies to repay punctually senior policyholder claims and obligations.”	“A2” (Negative)	“Good” financial security.

The “A” grouping is the third highest out of nine rating categories. Each rating category is subdivided into three subcategories. Moody’s appends numerical modifiers 1, 2, and 3 to each generic rating classification from “Aa” through “Caa”. Numeric modifiers are used to refer to the ranking within a group – with 1 being the highest and 3 being the lowest.

Fitch	“An assessment of the financial strength of an insurance organization, and its capacity to meet senior obligations to policyholders and contract holders on a timely basis.”	“A” (Rating Watch Negative)	“Strong” capacity to meet policyholder and contract obligations.

The “A” rating is the third highest out of twelve ratings categories. “A” rated insurers are viewed as possessing strong capacity to meet policyholder and contract obligations. “+”or “–” may be appended to a rating to indicate the relative position of a credit within the rating category.

In addition, as at February 27, 2009, XL Capital Ltd currently had the following long-term debt ratings: ‘bbb’ (Stable) from A.M. Best, ‘BBB+’ (Negative) from S&P, ‘Baa2’ (Negative) from Moody’s and ‘BBB+’ (Rating Watch Negative) from Fitch.

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

Bermuda Operations

The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Act”), regulates the Company’s (re)insurance operating subsidiaries in Bermuda, and it provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (the “BMA”) under the Act. Insurance as well as reinsurance is regulated under the Act.

The Act imposes on Bermuda insurance companies, solvency and liquidity standards, certain restrictions on the declaration and payment of dividends and distributions, certain restrictions on the reduction of statutory capital, auditing and reporting requirements, and grants the Authority powers to supervise, investigate and intervene in the affairs of insurance companies. Significant requirements include the appointment of an independent auditor, the appointment of a loss reserve specialist and the filing of the Annual Statutory Financial Return with the BMA. The Supervisor of Insurance is the chief administrative officer under the Act.

In early July 2008, the Insurance Amendment Act of 2008 was passed, which introduced a number of changes to the Act, such as allowing the BMA to prescribe standards for an enhanced capital requirement and a capital and solvency return that insurers and reinsurers must comply with. The Bermuda Solvency Capital Requirement (“BSCR”) employs a standard mathematical model that can relate more accurately the risks taken on by (re)insurers to the capital that is dedicated to their business. (Re)insurers may adopt the BSCR model or, where an insurer or reinsurer believes that its own internal model better reflects the inherent risk of its business, an in-house model approved by the BMA. Class 4 (re)insurers, such as the Company, were required to implement the new capital requirements under the BSCR model beginning with fiscal years ending on or after December 31, 2008.

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

Statutory surplus is an important measure utilized by the regulators and rating agencies to assess the Company’s U.S. insurance subsidiaries’ ability to support business operations and provide dividend capacity. The Company’s U.S. insurance subsidiaries are subject to various state statutory and regulatory restrictions that limit the amount of dividends that may be paid, within any twelve month period, from earned surplus without prior approval from regulatory authorities. These restrictions differ by state, but are generally based on a calculation of the lesser of 10% of statutory surplus or 100% of ‘adjusted net investment income’ to the extent that it has not previously been distributed.

Most states have implemented laws that establish standards for current, as well as continued, state licensing or accreditation. In addition, the National Association of Insurance Commissioners (the “NAIC”) promulgated, and all states have adopted, Risk-Based Capital (“RBC”) standards for property and casualty companies and life insurance companies as a means of monitoring certain aspects affecting the overall financial condition of insurance companies. RBC is designed to measure the adequacy of an insurer’s statutory surplus in relation to the risks inherent in its business. The NAIC’s RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The Company’s current RBC ratios for its U.S. subsidiaries are satisfactory and such ratios are not expected to result in any adverse regulatory action. The Company is not aware of any such actions relative to it.

While the federal government does not directly regulate the insurance business in the U.S. (other than for flood, nuclear and reinsurance of losses from terrorism), federal legislation and administrative policies can affect the insurance industry. The federal government has also undertaken initiatives in several areas that may impact the insurance industry including tort reform, corporate governance and the taxation of insurance companies. In addition, legislation has been introduced from time to time in recent years that, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry, primarily as respects federal licensing in lieu of state licensing.

International Operations

A substantial portion of the Company’s property and casualty insurance business and a majority of its life reinsurance business is carried on in countries other than Bermuda and the U.S. The degree of regulation in foreign jurisdictions can vary. Generally, the Company’s subsidiaries must satisfy local regulatory requirements. Licenses issued by foreign authorities to subsidiaries of the Company are subject to modification or revocation for cause by such authorities. The Company’s subsidiaries could be prevented, for cause, from conducting business in certain of the jurisdictions where they currently operate. While each country imposes licensing, solvency, auditing and financial reporting requirements, the type and extent of the requirements differ substantially. Key areas where countries may differ include: (i) the type of financial reports to be filed; (ii) a requirement to use local intermediaries; (iii) the amount of reinsurance permissible; (iv) the scope of any regulation of policy forms and rates; and (v) the type and frequency of regulatory examinations.

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

The Company’s network of offices in the European Union consists mainly of branches of U.K. as well as Irish (regulated by the Irish Financial Services Regulatory Authority “ISFRA”) companies that are principally regulated under European Directives from their home states, the U.K. and Ireland, rather than by each individual jurisdiction.

Employees

At December 31, 2008, the Company had approximately 4,000 employees. At that date, 394 of the Company’s employees were represented by workers’ councils and 412 of the Company’s employees were subject to collective bargaining agreements. Subsequent to December 31, 2008, the Company announced a restructuring initiative which will result in the Company’s workforce decreasing by approximately 10% during 2009.

Available Information

The public can read and copy any materials the Company files with the U.S. Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800- SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The address of the SEC’s website is http://www.sec.gov.

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

The Company adopted Corporate Governance Guidelines, as well as written charters for each of the Audit Committee, the Compensation Committee, the Finance and Risk Oversight Committee, the Nominating and Governance Committee, the Public Affairs Committee as well as a Code of Ethics for Senior Financial Officers, a Code of Business Conduct & Ethics for employees and a related Compliance Program. Each of these documents is posted on the Company’s web-site at http://www.xlcapital.com, and each is available in print to any shareholder who requests it by writing to the Company at Investor Relations Department, XL Capital Ltd, XL House, One Bermudiana Road, Hamilton HM 11, Bermuda.

The required Section 303A Certification of the Chief Executive Officer of Xl Capital Ltd has been submitted to the New York Stock Exchange, and the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and required by Rules 13a-14(a) of the Securities Exchange Act of 1934, has been filed with the U.S. Securities and Exchange Commission as exhibits to this Annual Report.

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

Risks Related to the Company

A downgrade or potential downgrade in our financial strength and credit ratings by one or more rating agencies could materially and negatively impact our business, financial condition, results of operations and/or liquidity.

As our ability to underwrite business is dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies, a further downgrade by any of these institutions could cause our competitive position in the insurance and reinsurance industry to suffer and make it more difficult for us to market our products. As well, the majority of our assumed reinsurance contracts contain provisions that would allow our clients to terminate the contract in the event of a downgrade in our ratings below specified levels by one or more rating agencies. Based on premium value, approximately 65% of our reinsurance contracts that incepted at January 1, 2008 contained provisions allowing clients to terminate those contracts upon a decline in our ratings. A downgrade could also result in a substantial loss of business for us as ceding companies and brokers that place such business may move to other insurers and reinsurers with higher ratings and the loss of key employees.

A downgrade below “A–” of our principal insurance and reinsurance subsidiaries by either Standard & Poor’s (“S&P”) or A.M. Best Company (“A.M. Best”), which is two notches below the current S&P financial strength rating of “A” (Negative) and two notches below the current A.M. Best financial strength rating of “A” (Stable) of these subsidiaries, may trigger termination provisions in a significant amount of our assumed reinsurance agreements and may potentially require us to return unearned premium to cedants. Whether a client would exercise its termination rights after such a downgrade would likely depend on, among other things, the reasons for the downgrade, the extent of the downgrade, prevailing market conditions, the degree of unexpired coverage, and the pricing and availability of replacement reinsurance coverage. In the event of such a downgrade, we cannot predict whether or how many of our clients would actually exercise such termination rights or the extent to which any such terminations would have a material adverse effect on our financial condition, results of operations or future prospects and could have a significant adverse effect on the market price for our securities. In addition, due to collateral posting requirements under our letter of credit and revolving credit facility agreements, such a downgrade may require the posting of cash collateral in support of certain “in use” portions of these facilities (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” under Part II, Item 7 of this report). Specifically, a downgrade below “A–” by A.M. Best would trigger such collateral requirements for the Company’s two largest credit facilities. In certain limited instances, such downgrades may require us to return cash or assets to counterparties or to settle derivative and/or other transactions with the respective counterparties.

In addition to the financial strength ratings of our principal insurance and reinsurance subsidiaries, various rating agencies also publish credit ratings for XL Capital Ltd. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner are part of our overall funding profile and affect our ability to access certain types of liquidity. Downgrades in our credit ratings could have a material adverse effect on our financial condition and results of operations in a number of ways, including adversely limiting our access to capital markets, potentially increasing the cost of debt or requiring us to post collateral.

In December 2008, S&P lowered counterparty credit and financial strength ratings on XL Capital Ltd’s core operating companies to “A” (negative) from “A+” (negative). At the same time, Standard & Poor’s lowered its counterparty credit rating on XL Capital Ltd to “BBB+” (negative) from “A–” (negative). In addition, during the same period, Moody’s revised the financial strength rating of the Company’s principal insurance and reinsurance subsidiaries to “A2” (Negative) from “A1” (On Review for Possible Downgrade) and also revised the counterparty credit rating on XL Capital Ltd to “Baa2” (Negative) from “Baa1” (On

Review for Possible Downgrade). As well, in December 2008, Fitch revised the financial strength rating of the Company’s leading insurance and reinsurance subsidiaries to “A” (Rating Watch Negative) from “A+” (Rating Watch Negative) and also revised the counterparty credit rating on XL Capital Ltd to “BBB+” (Rating Watch Negative) from “A” (Stable).

We may require additional capital in the future, which may not be available to us on satisfactory terms, on a timely basis or at all.

Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover our losses. To the extent that the funds generated by our ongoing operations are insufficient to fund future operating requirements and cover claim payments, or that our capital position is adversely impacted by mark-to-market movements on the investment portfolio, catastrophe events or otherwise, we may need to raise additional funds through financings or curtail our growth and reduce our assets. As a result of the current severe economic conditions that persist in the capital markets, any future financing may not be available on terms that are favorable to us, if at all. In addition, any future equity financings could be dilutive to our existing shareholders or could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our other securities. Our inability to obtain adequate capital could have a material adverse effect on our business, financial condition and results of operations.

Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends, make payments on our debt securities and make other payments.

As a holding company with no direct operations or significant assets other than the capital stock of our subsidiaries, we rely on investment income, cash dividends, loans and other permitted payments from our subsidiaries to make principal and interest payments on our debt, to pay operating expenses and common and preferred shareholder dividends, to make capital investments in our subsidiaries and to pay certain of our other obligations that may arise from time to time. We expect future investment income, dividends and other permitted payments from these subsidiaries to be our principal source of funds to pay such expenses, preferred and common stock dividends and obligations. The payment of dividends to us by our insurance and reinsurance subsidiaries is regulated under the laws of various jurisdictions including Bermuda, the U.K., Ireland, and Switzerland and certain insurance statutes of various states in the United States in which our insurance and reinsurance subsidiaries are licensed to transact business and the other jurisdictions where we have regulated subsidiaries. For further information regarding regulatory restrictions governing the payment of dividends by the Company’s significant property and casualty subsidiaries in Bermuda and the U.S., see Note 26 to the Consolidated Financial Statements “Statutory Financial Data.”

XL Capital Ltd is subject to certain regulatory constraints that affect its ability to pay dividends on its ordinary shares and preferred shares. Under Cayman Islands law, XL Capital Ltd may not declare or pay a dividend if there are reasonable grounds for believing that XL Capital Ltd is, or would after the payment be, unable to pay its liabilities as they become due in the ordinary course of business. Also, the terms of our preferred shares prohibit declaring or paying dividends on our ordinary shares unless full dividends have been declared and paid on our outstanding preferred shares. In addition, our ability to declare and pay dividends may be restricted by covenants in our letters of credit and revolving credit facilities.

We are exposed to significant capital markets risk related to changes in interest rates, credit spreads, equity prices and foreign exchange rates as well as other investment risks, which may adversely affect our results of operations, financial condition or cash flows.

Our assets are invested by a number of professional investment advisory management firms under the direction of our management team in accordance, in general, with detailed investment guidelines set by us. Although our investment policies stress diversification of risks, conservation of principal and liquidity, our investments are subject to market-wide risks, as noted below, and fluctuations, as well as to risks inherent in particular securities.

Our assets are invested by a number of professional investment advisory management firms under the direction of our management team in accordance, in general, with detailed investment guidelines set by us. Although our investment policies stress diversification of risks, conservation of principal and liquidity, our investments are subject to market-wide risks, as noted below, and fluctuations, as well as to risks inherent in particular securities. We are exposed to significant capital markets risk related to changes in interest rates, credit spreads and defaults, market liquidity, equity prices and foreign currency exchange rates. Throughout 2008, financial market conditions continued to be extremely challenging as the global credit crisis that began in July 2007 continued to adversely impact global fixed income markets. Credit spreads on both corporate and structured credit assets widened throughout 2008 and remained wide as at December 31, 2008 as compared to December 31, 2007, resulting in continuing depressed pricing on fixed income securities and other credit products. If significant, continued volatility, changes in interest rates, changes in credit spreads and defaults, a lack of pricing transparency, market liquidity, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. dollar, individually or in tandem, could have a material adverse effect on our consolidated results of operations, financial condition or cash flows through realized losses, impairments, and changes in unrealized positions. Levels of write-down or impairment are impacted by our assessment of the intent and ability to hold securities which have declined in value until recovery as well as actual losses as a result of defaults or cash-flow deterioration. We periodically review our investment portfolio structure and strategy. If, as a result of such review, we determine to reposition or realign portions of the portfolio where we determine not to hold certain securities in an unrealized loss position to recovery, then we will incur an other than temporary impairment charge. Such charges may have a material adverse effect on our results of operations and business.

During 2008, the prolonged and severe disruptions in the public debt and equity markets, including among other things, widening of credit spreads, bankruptcies and government intervention in a number of large financial institutions, have resulted in significant realized and unrealized losses in our investment portfolio. For the year ended December 31, 2008, we incurred substantial realized and unrealized investment losses, as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7 of this report. We continue to closely monitor current market conditions and evaluate the long term impact of this recent market volatility on all of our investment holdings. Depending on market conditions, we could incur additional realized and unrealized losses in future periods, which could have a material adverse effect on the Company’s results of operations, financial condition and business.

Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. Our investment portfolio contains interest rate sensitive instruments, such as fixed income securities, which have been and may continue to be adversely affected by changes in interest rates from governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in interest rates would increase the net unrealized loss position of our investment portfolio, offset by our ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates would decrease the net unrealized loss position of our investment portfolio, offset by lower rates of return on funds reinvested. Our mitigation efforts with respect to interest rate risk are primarily focused towards maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile. However, our estimate of the liability cash flow profile may be inaccurate and we may be forced to liquidate investments prior to maturity at a loss in order to cover liabilities. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our assets relative to our liabilities.

A portion of our risk asset portfolio consists of below investment-grade high yield fixed income securities, a portion of which are non-investment grade as a result of recent credit downgrades. These securities have a higher degree of credit or default risk. Certain sectors within the investment and below investment grade fixed income market, such as structured and corporate credit, may be less liquid in times of economic weakness or market disruptions. While we have put in place procedures to monitor the credit risk and liquidity of our invested assets, in general and those impacted by recent credit market issues specifically, it is possible that, in periods of economic weakness or periods of turmoil in capital markets, we may experience default losses in both our investment-grade and below investment-grade corporate and structured credit holdings. This may result in a material reduction of net income, capital and cash flows. Beginning in the latter half of 2007 and continuing throughout 2008, increasing delinquencies in U.S. residential collateral in various securitized products has led to increased volatility and decreased liquidity across financial markets as a whole. Decreases in market liquidity have increased the difficulty and volatility in pricing across credit exposed markets. Such illiquidity, volatility and related uncertainty may persist or even worsen in the future.

We invest a portion of our portfolio in common stock or equity-related securities, including in hedge funds and private equity funds. The value of these assets fluctuates, along with other factors, with equity and credit markets. In times of economic weakness, the market value and liquidity of these assets may decline, and may impact net income, capital and cash flows. In addition, certain of the products offered by our Life Operations segment offer guaranteed benefits which increase our potential benefit exposure should debt and equity markets continue to decline. In addition, the amount of earnings from alternative funds and private investment funds are not earned evenly across the year, or even from year to year. As a result, the amount of earnings that that we record from these investments may vary substantially from quarter to quarter. The timing of distributions from such private investment funds depends on particular events relating to the underlying investments. The ability of a alternative fund to satisfy any redemption request from its investors depends on the underlying liquidity of the alternative fund’s investments. As a result, earnings, distributions and redemptions from these two asset classes may be more difficult to predict.

Our functional currencies of our principal insurance and reinsurance subsidiaries include the U.S. dollar, U.K. sterling, the Euro, the Swiss Franc, and the Canadian dollar. Exchange rate fluctuations relative to the functional currencies may materially impact our financial position and results of operations. Many of our non- U.S. subsidiaries maintain both assets and liabilities in currencies different than their functional currency, which exposes us to changes in currency exchange rates.

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

Certain of our investments may be illiquid and are in asset classes that have been experiencing significant market valuation fluctuations.

We hold certain investments that may lack liquidity or of which the observability of prices or inputs may be reduced in periods of market dislocation, such as sub-prime non-agency securities, second liens, ABS CDOs with sub-prime collateral as well as Alt-A mortgage exposures. Even some of our high quality assets have been more illiquid as a result of the recent challenging market conditions. Generally, securities classified as Level 3 pursuant to the fair value hierarchy set forth in FAS 157 may be less liquid, more difficult to value and require significant judgment, and more likely to result in sales materially different than fair values determined by management.

If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return collateral in connection with certain of our reinsurance contracts, credit agreements, derivative transactions or our invested portfolio, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

The reported value of our relatively illiquid types of investments and, in certain circumstances, our high quality, generally liquid asset classes, do not necessarily reflect the lowest current market bid price for the asset. If we were forced to sell certain of our assets in the current market, there can be no assurance that we will be able to sell them for the prices at which we have recorded them and we may be forced to sell them at significantly lower prices, particularly at times of extreme market illiquidity.

Changes to U.S. GAAP with respect to whether unrealized losses on hybrid securities are other than temporary impairments may result in additional impairment charges

Recent correspondence between the SEC and FASB indicates that the application of the impairment model specified for debt securities remains the appropriate basis for analyzing investment grade hybrid securities for other than temporary impairments. However, should accounting standards require the application of the model specified for equity securities, where the primary determinant of charges for other than temporary impairments is the duration of impairments, we would be required to re-evaluate our assertion that unrealized losses on such hybrid securities are considered temporary, which could materially and negatively impact future results.

There can be no assurance as to the effect that governmental and regulatory actions will have on financial markets generally or on us in particular

In response to the financial crises affecting the banking system and financial markets and going concern threats to financial institutions, there have been numerous regulatory and governmental actions. Within the United States, the Federal Reserve has taken action through reduced federal funds rates and expansion of acceptable collateral to provide additional liquidity. Fannie Mae and Freddie Mac have been placed under conservatorship along with having received capital injections and enhanced liquidity, and numerous financial institutions have received capital both in the form of emergency loans and the Emergency Economic Stabilization Act of 2008 which made available $700 billion of capital through direct Treasury equity investments, In early 2009, the American Recovery and Reinvestment Act of 2009 was enacted to provide further stimulus to institutions that have received or will receive financial assistance under the Troubled Asset Relief Program. Certain of our competitors, such as companies that engage in both life and property insurance lines of business, are participating, or may in the future, in some or all of these government programs.

There are other pending initiatives, including but not limited to, “cram-down” legislation specifically relating to mortgage-backed securities. In certain residential mortgages, the losses from such a cramdown may be shared across all tranches of the security on a prorated basis. The Company may absorb additional losses should any such investments that it holds become subject to any such cram-down provisions. At the present time, there is no clarity on how the rating agencies will react to such a development, and we may experience significant numbers of downgrades on our RMBS holdings.

Within the United Kingdom and Euro-zone, similar actions included interest rate cuts and nationalization of certain financial institutions has been undertaken.

We own a number of Tier 1 and 2 hybrid securities issued by financial institutions including those based in the U.S. and U.K. There is a risk that if markets continue to deteriorate, that further government intervention, particularly nationalization of such institutions, could occur. There is also a risk of regulatorily imposed deferral of coupons. This may result in losses on the hybrid securities we hold.

There can be no assurance as to the effect that any such governmental actions or future regulatory initiatives may have on certain investment instruments in our investment portfolio, or on our competitive position, business and financial position.

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

In relation to previously written financial guarantee business and related exposures, we establish reserves for losses and LAE on such business based on management’s best estimate of the ultimate expected incurred losses. Our estimated ultimate expected incurred losses are comprised of: (i) case basis reserves, (ii) unallocated reserves, and (iii) cumulative paid losses to date. Establishment of such reserves requires the use and exercise of significant judgment by management, including with respect to estimates regarding the occurrence and amount of a loss on an insured or reinsured obligation. Estimates of losses may differ from actual results and such difference may be material, due to the fact that the ultimate dispositions of claims are subject to the outcome of events that have not yet occurred. Examples of these events include changes in the level of interest rates, credit deterioration of insured and reinsured obligations, and changes in the value of specific assets supporting insured and reinsured obligations. In general, guarantees in credit default swap form previously written are exposed to the same risks as noted above, except in events of default by the guarantor. Credit default swaps, however, do not qualify for the financial guarantee scope exception under FAS 133, and, therefore are reported at fair value with changes in the fair value included in earnings. Fair value for such swaps are determined based on methodologies further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” under Item II, Part 7 of this report. Any estimate of future costs is subject to the inherent limitation on our ability to predict the aggregate course of future events. It should therefore be expected that the actual emergence of losses and LAE will vary, perhaps materially, from any estimate.

We have an actuarial staff in each of our operating segments and a Chief Actuary that regularly evaluates the levels of loss reserves, taking into consideration factors that may impact the ultimate losses incurred. Any such evaluation could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in our results of operations in the period in which the estimates are changed. Losses and LAE, to the extent that they exceed the applicable reserves, are charged to income as incurred. The reserve for unpaid losses and LAE represents the estimated ultimate losses and LAE less paid losses and LAE, and comprises case reserves and incurred but not reported loss reserves (“IBNR”). During the loss settlement period, which can span many years in duration for casualty business, additional facts regarding individual claims and trends often will become known and case reserves may be adjusted by allocation from IBNR without any change in the overall reserve. In addition, application of statistical and actuarial methods may require the adjustment of the overall reserves upward or downward from time to time. Accordingly, the ultimate settlement of losses may be significantly greater than or less than reported loss and loss expense reserves.

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

We have substantial exposure to losses resulting from natural and man-made disasters and other catastrophic events. Catastrophes can be caused by various events, including hurricanes, earthquakes, floods, hailstorms, explosions, severe weather, fires, war and acts of terrorism. The incidence and severity of catastrophes are inherently unpredictable, and it is difficult to predict the timing of such events with statistical certainty or estimate the amount of loss any given occurrence will generate.

The occurrence of claims from catastrophic events is likely to result in substantial volatility in our financial condition and results of operations for the fiscal quarter or year in which a catastrophic event occurs, as well as subsequent fiscal periods, and could have a material adverse effect on our financial condition and results of operations and our ability to write new business. This risk is exacerbated due to accounting principles and rules that do not permit (re)insurers to reserve for such catastrophic events until they occur. We expect that future possible increases in the values and concentrations of insured property, the effects of inflation and changes in cyclical weather patterns may increase the severity of catastrophic events in the future. Although we attempt to manage our exposure to catastrophic events, a single catastrophic event could affect multiple geographic zones and lines of business and the frequency or severity of catastrophic events could exceed our estimates, in each case potentially having a material adverse effect on our financial condition and results of operations. In addition, while we may, depending on market conditions, purchase catastrophe reinsurance and retrocessional protection, the occurrence of one or more major catastrophes in any given period could result in losses that exceed such reinsurance and retrocessional protection. This could have a material adverse effect on our financial condition and results of operations and may result in substantial liquidation of investments, possibly at a loss, and outflows of cash as losses are paid.

The failure of any of the underwriting risk management strategies that we employ could have a material adverse effect on our financial condition, results of operations and/or liquidity.

We seek to limit our loss exposure by, among other things, writing a number of our reinsurance or retrocession contracts on an excess of loss basis, adhering to maximum limitations on reinsurance written in defined geographical zones, limiting program size for each client and prudently underwriting each program written. In addition, in the case of proportional treaties, we generally seek to use per occurrence limitations or loss ratio caps to limit the impact of losses from any one event. We cannot be sure that all of these loss limitation methods will have the precise risk management impact intended. For instance, although we also seek to limit our loss exposure by geographic diversification, geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone’s limits. Underwriting involves the exercise of considerable judgment and the making of important assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. The failure of any of the underwriting risk management strategies that we employ could have a material adverse effect on our financial condition and results of operations. Also, we cannot provide assurance that various provisions of our policies, such as limitations or exclusions from coverage or choice of forum, will be enforceable in the manner that we intend and disputes relating to coverage and choice of legal forum may arise, which could materially adversely affect our financial condition and results of operations.

The loss of one or more key executives or the inability to attract, motivate and retain qualified personnel could adversely affect our ability to conduct business.

Our success depends on our ability to attract new highly skilled individuals and to motivate and retain our existing key executives and qualified personnel. The loss of the services of any of our key executives or the inability to attract, motivate and retain other highly skilled individuals in the future could adversely affect our ability to conduct our business. In addition, we do not maintain key man life insurance policies with respect to our employees.

In fiscal 2008, the market price of our Class A ordinary shares declined very significantly during the year. A substantial portion of our annual compensation paid to our senior employees has, in recent years, been paid in the form of equity-based awards. In addition, we reduced the number of employees across nearly all of our locations in August 2008 as well as in February 2009. The combination of these events could adversely affect our ability to hire, motivate and retain qualified employees.

In addition, many of our senior executives working in Bermuda are not Bermudian and our success may depend in part on the continued services of key employees in Bermuda. Under Bermuda law, non-Bermudians (other than spouses of Bermudians and holders of permanent resident certificates) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. A work permit may be granted or renewed by the Bermuda government for a specific period of time, upon showing that, after proper public advertisement, no Bermudian (or spouse of a Bermudian or holder of a permanent resident certificate) is available who meets the minimum standards reasonably required by an employer with respect to a certain position. The government of Bermuda places a six-year term limit on individuals with work permits, subject to certain exemptions for key employees. No assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term or that key employee status will be granted or revoked.

A decrease in the fair value of our reporting units may result in future goodwill impairments.

Following the goodwill impairment charge of $990.0 million recorded during the fourth quarter of 2008, the goodwill balance at December 31, 2008 was $813.3 million. When we acquire an entity, the excess of the purchase price over the net identifiable assets acquired is allocated to goodwill. We conduct impairment tests on our reported goodwill at least annually or more frequently if impairment indicators exist. In performing a goodwill impairment test, we use various methods and make various assumptions to determine the fair value of our reporting units, including the determination of expected future cash flows and/or profitability of such reporting units, and we take into account market value multiples and/or cash flows of entities that we deem to be comparable in nature, scope or size to our reporting units. However, expected future cash flows and/or profitability may be materially and negatively impacted as a result of, among other things, a decrease in renewal activity and new business opportunities, retaining our underwriting teams, lower-than-expected yields and/or cash flows from our investment portfolio, higher-than-expected claims activity and magnitude of incurred losses and general economic factors that impact the reporting unit. In addition, previously determined market value multiples and/or cash flows may no longer be relevant as a result of these potential factors. As a result of these potential changes, the estimated fair value of one or more of our reporting units may decrease, causing the carrying value of the net assets assigned to the reporting unit to exceed the fair value of such net assets. If we determine an impairment exists, we adjust the carrying value of goodwill to its implied fair value. The impairment charge is recorded in our income statement in the period in which the impairment is determined. If we are required in the future to write down additional goodwill, our financial condition and results of operations would be negatively affected. In connection with fair value measurements and the accounting for goodwill, the use of generally accepted accounting principles requires management to make certain estimates and assumptions. Significant judgment is required in making these estimates and assumptions, and actual results may ultimately be materially different from such estimates and assumptions.

Lawsuits, including putative class action lawsuits, have been filed against us by policyholders and security holders the ultimate outcome of which could have a material adverse effect on our consolidated financial condition, future operating results and/or liquidity

We are subject to lawsuits and arbitrations in the regular course of our business. In addition, lawsuits have been filed against us as detailed in Item 8, Note 20(g) to the Consolidated Financial Statements, “Commitments and Contingencies – Claims and Other Litigation.” We believe that we have substantial defenses to all outstanding litigation and intend to pursue our defenses vigorously, although an adverse resolution of one or more of these items could have a material adverse effect on our results of operations in a particular fiscal quarter or year.

There is a possibility that the Master Agreement and the related commutations and releases could be challenged or that we could be subject to litigation as a result of the Master Agreement. Any such challenge could have a material adverse effect on our financial condition, results of operations, liquidity or the market price of our securities.

We provided certain reinsurance protections (the “Reinsurance Agreements”) with respect to adverse development on certain transactions as well as indemnification under specific facultative and excess of loss coverages for subsidiaries of Syncora: Syncora Guarantee Re and Syncora Guarantee. As at June 30, 2008, our total net exposure under facultative agreements with Syncora subsidiaries was approximately $6.4 billion of net par value outstanding. Pursuant to the closing of the Master Agreement, all of these Reinsurance Agreements were commuted.

In addition, through one or more of our subsidiaries, we entered into certain agreements with subsidiaries of Syncora pursuant to which we guaranteed certain obligations of Syncora Guarantee Re and Syncora Guarantee under specific agreements (the “Guarantee Agreements”). As at June 30, 2008, the total net par value outstanding of business written by subsidiaries of Syncora which fell under the Guarantee Agreements was approximately $60 billion. Pursuant to the terms of, and required conditions under, the Master Agreement, Syncora Guarantee Re’s facultative quota share reinsurance agreement with Syncora Guarantee, and all individual risk cessions thereunder, and the Financial Security Master Facultative Agreement, and all individual risk cessions thereunder, will be commuted, thereby rendering the Syncora Guarantee Re guarantee and Financial Security guarantee of no further force and effect.

Following the closing of the Master Agreement, Syncora and its applicable subsidiaries are required to use commercially reasonable efforts to commute the underlying financial guarantees that are the subject of the EIB Guarantees. There can be no assurances that such commutation will ultimately occur and that our $955.4 million exposure (as of December 31, 2008) under the EIB Guarantees will be eliminated.

As further described in Note 4 to the Consolidated Financial Statements, “Syncora Holdings Ltd. (“Syncora”)”, while the NYID and the BMA approved the Master Agreement and related agreements and transactions, including the commutation of the agreements described above, and the Delaware Insurance Department (“DID”) approved the Master Agreement and the commutation of the Syncora Guarantee Re/Syncora Guarantee Quota Share, and although we believe the effect of the Master Agreement will be to relieve us of all of our obligations under the Reinsurance Agreements and the Guarantee Agreements (other than as noted above with respect to the EIB Guarantee, if such Guarantee remains in place post-closing), no assurance can be given that the enforceability of the Master Agreement, the agreements relating thereto and the transactions contemplated thereunder will not be challenged, including under applicable fraudulent transfer laws (described in the following paragraph) and/or by asserting any number of other theories for recovery, including third-party beneficiary rights, or that other litigation will not be commenced against us as a result of the Master Agreement and such related agreements and transactions. We believe that we would have significant defenses to any such challenges and would vigorously defend against any such claims. However, we cannot assure you that any such claims would not be made or, that any such claims would not ultimately be successful.

Under federal bankruptcy law and comparable provisions of state fraudulent transfer laws (including those applicable in any state insurance insolvency proceeding) Syncora’s commutation and release of our obligations pursuant to the Master Agreement and related agreements would constitute a voidable fraudulent transfer if it was determined that Syncora or any applicable subsidiary thereto, at the time it entered into the Master Agreement or such related agreement:

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

Among other regulatory approvals obtained in connection with the Master Agreement, the NYID issued an approval letter to Syncora Guarantee under Section 1505 of the New York Insurance Law and the DID issued an approval letter to Syncora Guarantee Re under Section 5005(a) of the Delaware Insurance Code (effective upon Syncora Guarantee Re’s redomestication to Delaware) (both of which require that the terms of a transaction between an issuer and one or more of its affiliates be fair and equitable) stating, in the case of NYID, that the terms of the Master Agreement and each of the commutations are fair and equitable to Syncora Guarantee and do not adversely affect policyholders of Syncora Guarantee and, in the case of the DID, stating that the terms of the Master Agreement and the commutation of the Syncora Guarantee Re/Syncora Guarantee Quota Share were fair and equitable to Syncora Guarantee. The BMA (the domiciliary regulator of Syncora Guarantee Re) also issued an approval letter approving the Master Agreement and each commutation to which Syncora Guarantee Re is a party, including the Syncora Guarantee Re/Syncora Guarantee Quota Share. There can be no assurance that a court would agree with our, the NYID’s, the DID’s, the BMA’s or Syncora’s conclusions, or as to what law or standard a court would ultimately apply in making any such determination or as to how such court would ultimately rule. Additionally, in the event of any liquidation or rehabilitation or similar proceeding of any insurance subsidiary of Syncora, there can be no assurance that any insurance regulator or regulators responsible for such proceedings, in their capacity as liquidator or rehabilitator, would respect the insurance regulatory approvals obtained in connection with the Master Agreement.

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

Since the closing of the Master Agreement, Syncora has stated in its quarterly reports on Form 10-Q for the quarters ended June 30, 2008 and September 30, 2008, that substantial doubt exists as to their ability to continue as a going concern. In addition, Syncora was delisted from the New York Stock Exchange (the “NYSE”) as a result of its common shares no longer meeting the NYSE continued listing standards.

Current legal and regulatory activities relating to insurance brokers and agents, contingent commissions, the municipal guaranteed investment contract market could adversely affect our business, financial condition and results of operations.

In 2004 contingent commission arrangements became a focus of investigations by various regulatory agencies, including certain state Attorneys General and insurance departments. Due to various governmental investigations into contingent commission practices, various market participants have modified or eliminated acquisition expenses formerly arising from placement service agreements and related arrangements. As a result, it is possible that policy commissions or brokerage that we pay may increase in the future and/or that different forms of broker or prodcer compensation arrangements will develop in the future. Any such additional expense that may result could have a material adverse effect on our financial conditions or results.

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

At this time, we are unable to predict the potential effects, if any, that these investigations may have upon us, the insurance and reinsurance markets in general or industry and reinsurance business practices or what changes, if any, may be made to laws and regulations regarding the industry. Any of the foregoing could also result in litigation or otherwise adversely affect our business, financial condition, or results of operations.

We may be unable to purchase reinsurance and, even if we are able to successfully purchase reinsurance, we are subject to the possibility of uncollectability. The impairment of other financial institutions also could adversely affect us.

We purchase reinsurance for our own account in order to mitigate the volatility that losses impose on our financial condition. Our clients purchase reinsurance from us to cover part of the risk originally written by them. Retrocessional reinsurance involves a reinsurer ceding to another reinsurer, the retrocessionaire, all or part of the reinsurance that the first reinsurer has assumed. Reinsurance, including retrocessional reinsurance, does not legally discharge the ceding company from its liability with respect to its obligations to its insureds or reinsureds. A reinsurer’s or retrocessionaire’s insolvency, inability or refusal to make timely payments under the terms of its agreements with us, therefore, could have a material adverse effect on us because we remain liable to our insureds and reinsureds. At December 31, 2008, we had approximately $4.6 billion of reinsurance recoverables and reinsurance balances receivable, net of reserves for uncollectible recoverables. For further information regarding our reinsurance exposure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under Part II, Item 7 of this report.

From time to time, market conditions may limit or prevent us from obtaining the types and amounts of reinsurance that we consider adequate for our business needs such that we may not be able to obtain reinsurance or retrocessional reinsurance from entities with satisfactory creditworthiness in amounts that we deem desirable or on terms that we deem appropriate or acceptable.

We also have exposure to counterparties in various industries, including banks, alternatives and other investment vehicles, and in transactions in addition to reinsurance agreements, including derivative transactions. Many of these transactions expose us to credit risk in the event our counterparty fails to perform its obligations. Even if we are entitled to collateral when a counterparty defaults, such collateral may be illiquid or proceeds from such collateral when liquidated may not be sufficient to recover the full amount of the obligation. We also have exposure to financial institutions in the form of secured and unsecured debt instruments and equity securities.

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

We market our insurance and reinsurance products worldwide primarily through insurance and reinsurance brokers. Marsh & McLennan Companies and AON Corporation and their respective subsidiaries each provided approximately 17%, of our gross written premiums for property and casualty operations for the year ended December 31, 2008. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

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

The insurance and reinsurance industries have historically been cyclical, characterized by periods of intense price competition due to excess underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. An increase in premium levels is often offset by an increasing supply of insurance and reinsurance capacity, either by capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers, which may cause prices to decrease. Either of these factors could lead to a significant reduction in premium rates, less favorable policy terms and conditions and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance and reinsurance industries significantly. Throughout most of 2008, both the insurance and reinsurance industries experienced soft market conditions, including decreases in premium rates across most lines of business, increased competitive pressures and increased retention by insureds and/or cedants. While pricing relative to risks in such markets began to improve in late 2008 and early 2009, there is no assurance that such improvements in rates and conditions will continue.

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

TRIA voided in force terrorism exclusions as of November 26, 2002 for certified terrorism on all TRIA specified property and casualty business. TRIA required covered insurers to make coverage available for certified acts of terrorism on all new and renewal policies issued after TRIA was enacted. TRIA along with further extensions to TRIP, as noted above, allows us to assess a premium charge for terrorism coverage and, if the policyholder declines the coverage or fails to pay the buy-back premium, certified acts of terrorism may then be excluded from the policy, subject, however, to state specific requirements. Terrorism coverage cannot be excluded from workers’ compensation policies. Subject to a premium-based deductible and provided that we have otherwise complied with all the requirements as specified under TRIPRA, we are eligible for reimbursement by the Federal Government for up to 85% of our covered terrorism-related losses arising from a certified terrorist attack. Such payment by the government will, in effect, provide reinsurance protection on a quota share basis. The maximum liability during a program year, including both the Federal Government’s and insurers’ shares, is capped on an aggregated basis at $100 billion. While regulations have been promulgated by the Department of the Treasury (“Treasury”) requiring that Treasury advise participating insurers, such as the Company, in advance of reaching the $100 billion aggregate limit that such aggregate limit could be reached during the program year, there is a risk that the Company will not be given adequate notice of the potential exhaustion of that aggregate limit. Accordingly, the Company could overpay with regard to such losses, and it is unlikely Treasury would reimburse the Company for such losses; moreover, it is unclear whether the Company, in the event of an overpayment, would be able to recover the amount of any such overpayment.

We believe that TRIP and the related legislation has been an effective mechanism to assist policyholders and industry participants with the extreme contingent losses that might be caused by acts of terrorism. We cannot assure you that TRIPRA will be extended beyond 2014, and its expiration or a significant change in terms could have an adverse effect on us, our clients or the insurance industry.

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

For further information regarding government regulation and/or intervention in response to the financial and credit crises, see risk factor entitled “There can be no assurance as to the effect that governmental actions will have on such markets generally or on us in particular,” above.

Consolidation in the insurance industry could adversely impact us.

Insurance industry participants may seek to consolidate through mergers and acquisitions. Continued consolidation within the insurance industry will further enhance the already competitive underwriting environment as we would likely experience more robust competition from larger, better capitalized competitors. These consolidated entities may use their enhanced market power and broader capital base to negotiate price reductions for our products and services, and reduce their use of reinsurance, and as such, we may experience rate declines and possibly write less business.

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

XL Insurance (Bermuda) Ltd and XL Re Ltd, two of our wholly-owned operating subsidiaries, are registered Bermuda Class 4 insurers. As such, they are subject to regulation and supervision in Bermuda. Bermuda insurance statutes and the regulations and policies of the Bermuda Monetary Authority require XL Insurance (Bermuda) Ltd and XL Re Ltd to, among other things:

•	maintain a minimum level of capital and surplus;

•	maintain solvency margins and liquidity ratios;

•	restrict dividends and distributions;

•	obtain prior approval regarding the ownership and transfer of shares;

•	maintain a principal office and appoint and maintain a principal representative in Bermuda;

•	file an annual statutory financial return;

•	file annual audited financial statements in accordance with applicable GAAP or International Financial Reporting Standards;

•	file annual Bermuda Solvency Capital Requirement (“BSCR”), a risk-based capital adequacy model, and capital and solvency return

•	allow for the performance of certain periodic examinations of XL Insurance (Bermuda) Ltd and XL Re Ltd and their respective financial conditions.

These statutes and regulations may restrict our ability to write insurance and reinsurance policies, distribute funds and pursue our investment strategy.

In 2008, the Bermuda Monetary Authority (“BMA”) introduced new risk-based capital standards for insurance companies as a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. The amended Bermuda insurance statutes or regulations pursuant to the new risk-based supervisory approach will require additional filings by insurers to be made to the BMA for the year ended December 31, 2008. The required statutory capital and surplus of our Bermuda-based operating subsidiaries increased under the BSCR. While our Bermuda-based operating subsidiaries currently have excess capital and surplus under these new requirements, there can be no assurance that such requirement or similar regulations, in their current form or as may be amended in the future, will not have a material adverse effect on our business, financial condition or results of operations.

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

Because XL Insurance (Bermuda) Ltd and XL Re Ltd are Bermuda companies, they are subject to changes in Bermuda law and regulation that may have an adverse impact on our operations, including through the imposition of tax liability or increased regulatory supervision. In addition, XL Insurance (Bermuda) Ltd and XL Re Ltd will be exposed to any changes in the political environment in Bermuda, including, without limitation, changes as a result of the independence issues which have been discussed in Bermuda in recent years. While we cannot predict the future impact on our operations of changes in the laws and regulation to which we are or may become subject, any such changes could have a material adverse effect on our business, financial condition and results of operations.

Changes in current accounting practices and future pronouncements may materially impact our reported financial results.

Unanticipated developments in accounting practices may require us to incur considerable additional expenses to comply with such developments, particularly if we are required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. The impact of changes in current accounting practices and future pronouncements cannot be predicted but may affect the calculation of net income, net equity and other relevant financial statement line items and the timing of when impairments and other charges are tested or taken. In particular, recent guidance and ongoing projects put in place by standard setters globally have indicated a possible move away from the current insurance accounting models toward more “fair value” based models which could introduce significant volatility in the earnings of insurance industry participants.

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

The tax treatment of non-U.S. companies and their U.S. and non-U.S. insurance subsidiaries has been the subject of Congressional discussion and legislative proposals. For example, one legislative proposal would impose additional limits on the deductibility of interest by foreign-owned U.S. corporations. Another legislative proposal would treat a non-U.S. corporation as a U.S. corporation for U.S. federal income tax purposes if it were considered to be primarily managed and controlled in the U.S. In addition, in 2008, legislation was proposed in the U.S. that would severely restrict the ability of a company to utilize affiliate reinsurance to manage its U.S. risks and capital position. In general, the legislation (the “Neal Bill” proposed in the House of Representatives and a Senate Finance Draft release) would permanently disallow the deduction for premiums ceded to affiliates, to the extent the reinsurance exceeded industry aggregate levels of unrelated party reinsurance, calculated on a statutory line of business basis. If enacted, any such law could have an adverse impact on us or our shareholders. It is possible that other legislative proposals could emerge in the future that could also have an adverse impact on us or our shareholders. We cannot assure you that future legislative action will not increase the amount of U.S. tax payable by us. If this happens, our financial condition and results of operations could be materially adversely affected.

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

Shareholder owns (directly or indirectly through foreign entities) any shares of the foreign corporation on the last day of the corporation’s taxable year. “Subpart F income” of a foreign insurance corporation typically includes foreign personal holding company income (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income) attributable to the insurance of risks situated outside the CFC’s country of incorporation. Ownership of our equity security units by a U.S. person may cause such person to be treated for U.S. federal income tax purposes as the owner of our ordinary shares prior to the purchase contract settlement date. For purposes of interpreting the voting restrictions in our Articles of Association, we intend to treat the ordinary shares issuable upon settlement of a purchase contract underlying a unit as currently owned by the holder of that unit.

We believe that because of the dispersion of our share ownership, provisions in our organizational documents that limit voting power and other factors, no U.S. person or U.S. partnership that acquires our shares directly or indirectly through one or more foreign entities should be required to include its “subpart F income” in income under the CFC rules of the Internal Revenue Code of 1986, as amended (the “Code”). It is possible, however, that the IRS could challenge the effectiveness of these provisions and that a court could sustain such a challenge, in which case an investor’s investment could be materially adversely affected, if the investor is considered to own 10% or more of our shares.

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

Certain provisions in our charter documents could, among other things, impede an attempt to replace our directors or to effect a change of control, which could diminish the value of our ordinary shares.

Our Articles of Association contain provisions that may make it more difficult for shareholders to replace directors and could delay or prevent a change of control that a shareholder may consider favorable. These provisions include a staggered board of directors, limitations on the ability of shareholders to remove directors, limitations on voting rights and certain transfer restrictions on our ordinary shares. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” under Part II, Item 5 of this report. In addition, insurance regulations in certain jurisdictions may also delay or prevent a change of control or limit the ability of a shareholder to acquire in excess of specified amounts of our ordinary shares.

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

Future sales of shares of our ordinary shares, including ordinary shares held by Syncora in connection with the Master Agreement, may depress the price of our ordinary shares.

Any sales of a substantial number of ordinary shares including ordinary shares held by Syncora in connection with the Master Agreement, or the perception that those sales might occur, may cause the market price of our ordinary shares to decline.

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

In July 2003, the Company acquired new offices at 70 Gracechurch Street, London, which have become the Company’s new London headquarters. The acquisition was made through a purchase, sale and leaseback transaction. The move to the new offices was completed in 2004 and consolidated the Company’s London businesses in one location. The capital lease asset and liability associated with this transaction totaled $129.3 million at December 31, 2008.

The majority of all other office facilities throughout the world that are occupied by the Company and its subsidiaries are leased.

Total rent expense for the years ended December 31, 2008, 2007 and 2006 was $35.4 million, $34.5 million and $35.8 million, respectively. See Item 8, Note 20(d) to the Consolidated Financial Statements, “Commitments and Contingencies – Properties,” for discussion of the Company’s lease commitments for real property.

ITEM 3.	LEGAL PROCEEDINGS

On September 21, 2004, a consolidated and amended class action complaint (the “Amended Complaint”) was served on the Company and certain of its present and former directors and officers as defendants in a putative class action (Malin et al. v. XL Capital Ltd et al.) filed in United States District Court, District of Connecticut (the “Malin Action”). The Malin Action purports to be on behalf of purchasers of the Company’s common stock between November 1, 2001 and October 16, 2003, and alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (the “Securities Laws”). The Amended Complaint alleged that the defendants violated the Securities Laws by, among other things, failing to disclose in various public statements, reports to shareholders and other communications the alleged inadequacy of the Company’s loss reserves for its NAC Re subsidiary (now known as XL Reinsurance America, Inc.) and that, as a consequence, the Company’s earnings and assets were materially overstated. On August 26, 2005, the Court dismissed the Amended Complaint owing to its failure adequately to allege that the lead plaintiffs had sustained a loss, but provided leave for the plaintiffs to file a further amended complaint. The plaintiffs thereafter filed another amended complaint (the “Second Amended Complaint”), which is similar to the Amended Complaint in its substantive allegations. By order dated July 21, 2007, the Judge granted defendants’ motion to dismiss the Second Amended Complaint and plaintiffs appealed the dismissal order. By order dated February 26, 2009, the U.S. Court of Appeals for the Second Circuit affirmed the decision of the District Court.

In November 2006, a subsidiary of the Company received a grand jury subpoena from the Antitrust Division of the U.S. Department of Justice (“DOJ”) and a subpoena from the SEC, both of which sought documents in connection with an investigation into the municipal guaranteed investment contract (“GIC”) market and related products. In June 2008, subsidiaries of the Company also received a subpoena from the Connecticut Attorney General and an Antitrust Civil Investigative Demand from the Office of the Florida

Attorney General in connection with a coordinated multi-state Attorneys General investigation into the matters referenced in the DOJ and SEC subpoenas. The Company is fully cooperating with these investigations.

Commencing in March 2008, the Company and two of its subsidiaries were named, along with approximately 20 other providers and insurers of municipal Guaranteed Investment Contracts and similar derivative products in the U.S. (“collectively Municipal Derivatives”) as well as fourteen brokers of such products, in several purported federal antitrust class actions. The Judicial Panel on Multidistrict Litigation ordered that these be consolidated for pretrial purposes and assigned them to the Southern District of New York. The consolidated amended complaint filed in August 2008 alleges that there was a conspiracy among the defendants during the period from January 1, 1992 to the present to rig bids and otherwise unlawfully decrease the yield for Municipal Derivative products. The purported class of plaintiffs consists of purchasers of Municipal Derivatives. On October 21, 2008 most of the defendants filed motions to dismiss the consolidated amended complaint, which motions were fully briefed as of January 21, 2009. In addition, the same two subsidiaries of the Company have been named in a number of similar actions filed by various municipalities in California state courts. The Defendants have removed those cases to federal court. The Plaintiffs have filed motions to remand, most of which have been denied but some of which remain pending. Certain of the cases originally filed in California state courts have been transferred to the Southern District of New York by the Judicial Panel on Multidistrict Litigation. The Company intends to vigorously defend these actions.

From time to time, the Company has also received and responded to additional requests from Attorneys General, state insurance regulators and federal regulators for information relating to the Company’s contingent commission arrangements with brokers and agents and/or the Company’s insurance and reinsurance practices in connection with certain finite-risk and loss mitigation products. Similarly, the Company’s affiliates outside the U.S. have, from time to time, received and responded to requests from regulators relating to the Company’s insurance and reinsurance practices regarding contingent commissions or finite-risk and loss mitigation products. The Company has fully cooperated with the regulators in these matters.

In August 2005, plaintiffs in a proposed class action (the “Class Action”) that was consolidated into a multidistrict litigation in the United States District Court for the District of New Jersey, captioned In re Insurance Brokerage Antitrust Litigation, MDL No. 1663, Civil Action No. 04-5184 (the “MDL”), filed a consolidated amended complaint (the “Amended Complaint”), which named as new defendants approximately 30 entities, including Greenwich Insurance Company, Indian Harbor Insurance Company and XL Capital Ltd. In the MDL, the Class Action plaintiffs asserted various claims purportedly on behalf of a class of commercial insureds against approximately 113 insurance companies and insurance brokers through which the named plaintiffs allegedly purchased insurance. The Amended Complaint alleged that the defendant insurance companies and insurance brokers conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements and asserted statutory claims under the Sherman Act, various state antitrust laws and the Racketeer Influenced and Corrupt Organizations Act (“RICO”), as well as common law claims alleging breach of fiduciary duty, aiding and abetting a breach of fiduciary duty and unjust enrichment. By Opinion and Order dated August 31, 2007, the Court dismissed the Sherman Act claims with prejudice and, by Opinion and Order dated September 28, 2007, the Court dismissed the RICO claims with prejudice. The plaintiffs then appealed both orders to the U.S. Court of Appeals for the Third Circuit. Oral argument before the appellate court is expected in April 2009.

Various XL entities have been named as defendants in three of the many tag-along actions that have been consolidated into the MDL for pretrial purposes. These tag-along actions make allegations similar to the Amended Complaint but do not purport to be class actions. On April 4, 2006, a tag-along Complaint was filed in the U.S. District Court for the Northern District of Georgia on behalf of New Cingular Wireless Headquarters LLC and several other corporations against approximately 100 defendants, including Greenwich Insurance Company, XL Specialty Insurance Company, XL Insurance America, Inc., XL Insurance Company Limited, Lloyd’s syndicates 861, 588 and 1209 and XL Capital Ltd. (the “New Cingular Lawsuit”). On or about May 21, 2007, a tag-along Complaint was filed in the U.S. District Court for the District of New Jersey on behalf of Henley Management Company, Big Bear Properties, Inc., Northbrook Properties, Inc., RCK Properties, Inc., Kitchens, Inc., Aberfeldy LP and Payroll and Insurance

Group, Inc. against multiple defendants, including “XL Winterthur International” (the “Henley Lawsuit”). On October 12, 2007, a Complaint in a third tag-along action, captioned Sears Roebuck & Co. v. Marsh & McLennan Companies, Inc., et al., No. 1:07-CV-2535 (the “Sears Lawsuit”), was filed in the U.S. District Court for the Northern District of Georgia by Sears, Roebuck & Co., Sears Holdings Corporation, Kmart Corporation and Lands’ End Inc. Among the many named defendants are X.L. America, Inc., XL Insurance America, Inc., XL Specialty Insurance Company and XL Insurance (Bermuda) Ltd. The three tag-along actions are currently stayed.

Three purported class actions on behalf of shareholders of Syncora have been filed in the Southern District of New York against the Company and one of its subsidiaries (collectively “XL”), Syncora, four Syncora officers, and various underwriters of Syncora securities. The Judge ordered that these be consolidated. The consolidated amended complaint, filed in August 2008, alleges violations of the Securities Act of 1933 arising out of the secondary public offering of Syncora common shares held by XL on June 6, 2007 and sales/exchanges by Syncora of certain preferred shares as well as under the Securities Exchange Act of 1934 arising out of trading in Syncora securities during the asserted class period of March 15, 2007 to March 17, 2008. The principal allegations are that Syncora failed to appropriately and timely disclose its exposures under certain derivative contracts and insurance of tranches of structured securities. XL is named as a party that “controlled” Syncora during the relevant time period. On October 14, 2008, XL and other defendants filed motions to dismiss the consolidated amended complaint. Plaintiffs filed opposition briefs on December 22, 2008, and XL and the other defendants filed reply briefs on February 5, 2009. The Company intends to vigorously defend these actions.

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

The Company is subject to litigation and arbitration in the normal course of its business. These lawsuits and arbitrations principally involve claims on policies of insurance and contracts of reinsurance and are typical for the Company and for the property and casualty insurance and reinsurance industry in general. Such legal proceedings are considered in connection with the Company’s loss and loss expense reserves. Reserves in varying amounts may or may not be established in respect of particular claims proceedings based on many factors, including the legal merits thereof. In addition to litigation relating to insurance and reinsurance claims, the Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance or reinsurance policies. This category of business litigation typically involves, amongst other things, allegations of underwriting errors or misconduct, employment claims, regulatory activity, shareholder disputes or disputes arising from business ventures. The status of these legal actions is actively monitored by management. If management believed, based on available information, that an adverse outcome upon resolution of a given legal action was probable and the amount of that adverse outcome was reasonable to estimate, a loss would be recognized and a related liability recorded. The Company believes that the expected ultimate outcome of all outstanding litigation and arbitration will not have a material adverse effect on its consolidated financial condition, operating results and/or liquidity, although an adverse resolution of one or more of these items could have a material adverse effect on the Company’s results of operations in a particular fiscal quarter or year.

For further information in relation to legal proceedings, see Item 8, Note 20 (g) to the Consolidated Financial Statements, “Commitments and Contingencies – Claims and Other Litigation.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of ordinary shareholders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Company

The table below sets forth the names, ages and titles of the persons who were the executive officers of the Company at December 31, 2008:

Name	Age	Position
Michael S. McGavick	51	Chief Executive Officer and Director
Brian W. Nocco	56	Executive Vice President and Chief Financial Officer
James H. Veghte	52	Executive Vice President and Chief Executive of Reinsurance Operations
David B. Duclos	51	Executive Vice President and Chief Executive of Insurance Operations
Sarah E. Street	46	Executive Vice President and Chief Investment Officer
Kirstin Romann Gould	42	Executive Vice President, General Counsel and Secretary
Susan L. Cross	48	Executive Vice President and Global Chief Actuary
Celia R. Brown	54	Executive Vice President, Head of Global Human Resources and Corporate Relations
Jacob D. Rosengarten	53	Executive Vice President and Chief Enterprise Risk Officer

Michael S. McGavick, was appointed as Director of the Company in April 2008 and shortly prior to his commencement as the Company’s Chief Executive Officer on May 1, 2008. Previously, Mr. McGavick was President, Chairman (2002-2005) & CEO of the Seattle-based Safeco Corporation from January 2001 to December 2005. Prior to joining Safeco, Mr. McGavick spent six years with the Chicago-based CNA Financial Corporation, where he held various senior executive positions before becoming President and Chief Operating Officer of the company’s largest commercial insurance operating unit. Mr. McGavick’s insurance industry experience also includes two years as Director of the American Insurance Association’s Superfund Improvement Project in Washington D.C. where he became the Association’s lead strategist in working to transform U.S. Superfund environmental laws.

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

James H. Veghte was appointed Executive Vice President, Chief Executive of Reinsurance Operations in January 2006. Mr. Veghte was Chief Executive Officer of XL Reinsurance America Inc. (XLRA) having previously served as Chief Operating Officer of the Company’s reinsurance operations and President, Chief Operating Officer & Chief Underwriting Officer of XL Re Ltd. Previously held roles with the Company include President of XL Re Latin America Ltd., Chief Operating Officer of Le Mans Re (now the French branch of XL Re Europe Ltd.), General Manager of XL Re Ltd’s London branch and Executive Vice President and Underwriter of XL Mid Ocean Reinsurance Ltd in Bermuda. Prior to joining XL, Mr. Veghte was Senior Vice President and Chief Underwriting Officer of Winterthur Reinsurance Corp of America.

David B. Duclos was appointed Executive Vice President, Chief Executive of Insurance Operations in April 2008. From 2006 to his appointment in April 2008, Mr. Duclos was the Chief Operating Officer of the Company’s Insurance Operations and was responsible for product line underwriting, regional management and sales, ceded reinsurance and risk management. From 2004 to 2006, Mr. Duclos served as Executive Vice President of global specialty lines within the Company’s Insurance Operations and in 2003, upon joining the Company, he served as Senior Vice President responsible for U.S. program operations. Prior to joining the Company, Mr. Duclos worked over three years at Kemper Insurance Company in various senior level positions. Mr. Duclos began his career with CIGNA Corporation where he spent 21 years in various regional and national management roles in the field and home office.

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

Kirstin Romann Gould was appointed to the position of Executive Vice President, General Counsel in September 2007 and this position includes her prior responsibilities as General Counsel, Corporate Affairs and Corporate Secretary. Ms. Gould was previously Executive Vice President, General Counsel, Corporate

Affairs from July 2006 to September 2007 and has also served as Chief Corporate Legal Officer and Associate General Counsel. Prior to joining the Company, Ms. Gould was associated with the law firms of Clifford Chance and Dewey Ballantine in New York and London.

Susan L. Cross was appointed to the Company’s senior leadership team in August 2008, serving as Executive Vice President and Global Chief Actuary. Ms. Cross has served as Global Chief Actuary since 2006 and previously was Chief Actuary of the Company’s Reinsurance Operations from 2004 to 2006, Chief Actuary of XL Re Bermuda from 2002 to 2004 and also held various actuarial positions in the insurance and reinsurance operations of the Company from 1999 to 2002. Prior to joining the Company, Ms. Cross was Principal and Consulting Actuary at Tillinghast Towers Perrin.

Celia R. Brown was appointed to the Company’s senior leadership team in February 2008, serving as Executive Vice President, Head of Global Human Resources and Corporate Relations, where she is responsible for human relations, marketing, global communications, public relations and corporate social responsibility. Ms. Brown has served as Head of Global Human Resources and Corporate Relations since 2006 and previously was the lead for Global Human Resources Operations from 2004 to 2006. Ms. Brown has spent over twenty years with the Company and its subsidiaries, including its predecessor companies, in capacities including Associate General Counsel, Corporate Secretary and Head of Human Resources for NAC Re Corp and Chief Administrative Officer for X.L. America and for the Company’s Insurance Operations.

Jacob D. Rosengarten joined the Company’s senior leadership team and was appointed Executive Vice President, Chief Enterprise Risk Officer in September 2008. Prior to joining the Company, Mr. Rosengarten served as Managing Director of Risk Management and Analytics for Goldman Sachs Asset Management (“GSAM”) from 1998 to 2008. From 1993 to 1998, Mr. Rosengarten served as Director of Risk and Quantitative Analysis at Commodities Corporation (now GSAM’s Hedge Fund Strategy Unit).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A ordinary shares, $0.01 par value per share, are listed on the NYSE under the symbol “XL.”

The following table sets forth the high, low and closing sales prices per share of the Company’s Class A ordinary shares per fiscal quarter, as reported on the New York Stock Exchange Composite Tape:

	High	Low	Close
2008:
1st Quarter	$52.26	$27.73	$29.55
2nd Quarter	38.30	20.33	20.56
3rd Quarter	23.60	13.50	17.94
4th Quarter	17.94	2.65	3.70
2007:
1st Quarter	$74.40	$66.93	$69.96
2nd Quarter	84.91	69.44	84.29
3rd Quarter	85.67	70.47	79.20
4th Quarter	82.10	48.16	50.31

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

The number of record holders of Class A ordinary shares as of December 31, 2008 was 373. This figure does not represent the actual number of beneficial owners of the Company’s Class A ordinary shares because such shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

In 2008, two quarterly dividends of $0.38 per share were paid to all ordinary shareholders of record as of March 14 and June 13 and two quarterly dividends of $0.19 per share were paid to all ordinary shareholders on record as of September 12 and December 9. In 2007, four quarterly dividends were paid at $0.38 per share to all ordinary shareholders of record as of March 15, June 11, September 10 and December 10.

In February 2009, the Board of Directors approved a reduction in the quarterly dividend payable on the Company’s Class A Ordinary Shares to $0.10 per ordinary share beginning with the quarterly dividend payable in March 2009. At December 31, 2008, the Company had a retained deficit of $315.5 million and as allowed under Cayman law, the Company will pay dividends in March 2009 from additional paid in capital.

The declaration and payment of future dividends by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, financial condition, business needs, capital and surplus requirements of the Company’s operating subsidiaries and regulatory and contractual restrictions.

As a holding company, the Company’s principal source of income is dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries that the Company operates in, including Bermuda, the U.S. and the U.K., and those of the Society of Lloyd’s, and certain contractual provisions. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, Note 26 to the Consolidated Financial Statements, “Statutory Financial Data,” for further discussion.

Information concerning securities authorized for issuance under equity compensation plans appears in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

Unregistered issuances of the Company’s equity securities were previously disclosed in the Company’s Current Report on Form 8-K, filed on July 28, 2008.

Purchases of Equity Securities by the Issuer and Affiliate Purchases

The following table provides information about purchases by the Company during the quarter ended December 31, 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October	4,615	$12.03	–	$375.5 million
November	835	9.70	–	$375.5 million
December	18,217	4.10	–	$375.5 million

Total	23,667	$5.85	–	$375.5 million

(1)

All shares were purchased in connection with the vesting of restricted shares granted under the Company’s restricted stock plan. All of these purchases were made in connection with satisfying tax withholding obligations of those employees. These shares were not purchased as part of the Company’s share repurchase program noted below.

(2)

On September 24, 2007, the Board of Directors of the Company approved a share repurchase program, authorizing the Company to repurchase up to $500.0 million of its Class A ordinary shares. During the year ended December 31, 2008, no share repurchases were made under the share repurchase program. As at December 31, 2008, the Company could repurchase $375.5 million of its equity securities under the share repurchase program.

Class A Ordinary Share Performance Graph

Set forth below is a line graph comparing the yearly dollar change in the cumulative total shareholder return, with all dividends reinvested, over a five-year period on the Company’s Class A ordinary shares from December 31, 2003 through December 31, 2008 as compared to the cumulative total return of the Standard & Poor’s 500 Stock Index and the cumulative total return of the Standard & Poor’s Property & Casualty Insurance Index.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data below is based upon the Company’s fiscal year end of December 31. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto presented under Item 8.

	2008	2007	2006	2005	2004
	(U.S. dollars in thousands, except per share amounts)
Income Statement Data:
Net premiums earned	$6,640,102	$7,205,356	$7,569,518	$9,365,495	$8,582,014
Net investment income	1,768,977	2,248,807	1,978,184	1,475,039	1,035,012
Net realized (losses) gains on investments	(962,054)	(603,268)	(116,458)	241,882	246,547
Net realized and unrealized (losses) gains on derivative instruments	(73,368)	(55,451)	101,183	28,858	73,493
Net (loss) income from investment fund affiliates (1)	(277,696)	326,007	269,036	154,844	124,008
Fee income and other	52,158	14,271	31,732	19,297	35,317
Net losses and loss expenses incurred (2)	3,962,898	3,841,003	4,201,194	7,434,336	4,865,102
Claims and policy benefits – life operations	769,004	888,658	807,255	2,510,029	1,526,921
Acquisition costs, operating expenses and foreign exchange gains and losses	1,921,940	2,188,889	2,374,358	2,188,357	2,277,321
Interest expense	351,800	621,905	552,275	403,849	292,234
Extinguishment of debt	22,527	–	–	–	–
Impairment of goodwill	989,971	–	–	–	–
Amortization of intangible assets	2,968	1,680	2,355	10,752	15,827
(Loss) income before minority interests, net income from operating affiliates and income tax expense	(872,989)	1,593,587	1,895,758	(1,261,908)	1,118,986
(Loss) income from operating affiliates (1)(2)	(1,458,246)	(1,059,848)	111,670	67,426	143,357
Preference share dividends	78,645	69,514	40,322	40,322	40,321

	2008	2007	2006	2005	2004
	(U.S. dollars in thousands, except per share amounts)
Net (loss) income available to ordinary shareholders	$(2,632,458)	$206,375	$1,722,445	$(1,292,298)	$1,126,292
Per Share Data:
Net (loss) income per ordinary share – basic (3)	$(11.02)	$1.16	$9.63	$(9.14)	$8.17
Net (loss) income per ordinary share – diluted (3)	$(11.02)	$1.15	$9.60	$(9.14)	$8.13
Weighted average ordinary shares outstanding – diluted (3)	238,862	179,693	179,450	141,406	138,582
Cash dividends per ordinary share	$1.14	$1.52	$1.52	$2.00	$1.96
Balance Sheet Data:
Total investments available for sale	$27,464,510	$36,265,803	$39,350,983	$35,724,439	$27,823,828
Cash and cash equivalents	4,353,826	3,880,030	2,223,748	3,693,475	2,203,726
Investments in affiliates.	1,552,789	2,611,149	2,308,781	2,046,721	1,936,852
Unpaid losses and loss expenses recoverable	3,997,722	4,697,471	5,027,772	6,441,522	6,971,356
Premiums receivable	3,377,016	3,637,452	3,591,238	3,799,041	3,838,228
Total assets	45,682,005	57,762,264	59,308,870	58,454,901	49,245,469
Unpaid losses and loss expenses	21,650,315	23,207,694	22,895,021	23,597,815	19,615,773
Future policy benefit reserves	5,452,865	6,772,042	6,476,057	5,776,318	4,556,952
Unearned premiums	4,217,931	4,681,989	5,652,897	5,388,996	5,191,368
Notes payable and debt	3,189,734	2,868,731	3,368,376	3,412,698	2,721,431
Redeemable preference ordinary shares	500,000	—	—	—	—
Shareholders’ equity	6,115,233	9,948,142	10,131,166	8,471,811	7,738,695
Book value per ordinary share	$15.46	$50.30	$53.12	$44.31	$51.98
Operating Ratios:
Loss and loss expense ratio (4)	66.1%	59.8%	62.2%	107.4%	68.8%
Underwriting expense ratio (5)	29.6%	29.0%	27.3%	25.6%	27.3%
Combined ratio (6)	95.7%	88.8%	89.5%	133.0%	96.1%

(1)

The Company generally records the income related to alternative fund affiliates on a one month lag and the private investment fund affiliates on a three month lag in order for the Company to meet the accelerated filing deadlines. The Company generally records the income related to operating affiliates on a three month lag.

(2)

In 2008, net loss from operating affiliates includes losses totaling approximately $1.4 billion related to the closing of the Master Agreement as well as losses recorded throughout 2008 and up until the closing of the Master Agreement that were associated with previous reinsurance and guarantee agreements with Syncora. In 2007, $351.0 million of financial guarantee reserves related to reinsurance agreements with Syncora were recorded within net loss from operating affiliates.

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

(5)

The underwriting expense ratio related to the property and casualty operations is the sum of acquisition expenses and operating expenses for the Insurance and Reinsurance segments divided by net premiums earned for the Insurance and Reinsurance segments. See Item 8, Note 6 to the Consolidated Financial Statements, “Segment Information,” for further information.

(6)

The combined ratio related to the property and casualty operations is the sum of the loss and loss expense ratio and the underwriting expense ratio. A combined ratio under 100% represents an underwriting profit and over 100% represents an underwriting loss.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements which involve inherent risks and uncertainties. Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward-looking statements. These statements are based upon current plans, estimates and expectations. Actual results may differ materially from those projected in such forward-looking statements, and therefore undue reliance should not be placed on them. See “Cautionary Note Regarding Forward-Looking Statements,” for a list of additional factors that could cause actual results to differ materially from those contained in any forward-looking statement.

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

The Company has grown through acquisitions and development of new business opportunities. Acquisitions included Global Capital Re in 1997, Mid Ocean Limited in 1998, ECS, Inc. and NAC Re Corp. in 1999, Winterthur International in 2001 and Le Mans Re in 2002. All acquisitions were entered into in order to further support the Company’s strategic plan to develop a global platform in insurance and reinsurance. The Company competes as an integrated global business and at December 31, 2008 employed approximately 4,000 employees in 28 countries. Subsequent to December 31, 2008, the Company announced a restructuring initiative which will result in the Company’s workforce decreasing by approximately 10% during 2009.

Underwriting Environment

The Company earns its revenue primarily from net premiums written and earned. The property and casualty insurance as reinsurance markets have historically been cyclical, meaning that based on market conditions, there have been periods where premium rates are high and policy terms and conditions are more favorable to the Company (a “hard market”) and there have been periods where premium rates decline and policy terms and conditions are less favorable to the Company (a “soft market”). Market conditions are driven primarily by competition in the marketplace, the supply of capital in the industry, investment yields and the frequency and severity of loss events. Management’s goal is to build long-term shareholder value by capitalizing on current opportunities and managing through any cyclical downturns by reducing its property and casualty book of business and exposures if and when rates deteriorate to unprofitable levels.

Insurance

Throughout 2008, the Company’s Insurance segment continued to experience soft property and casualty market conditions as premium rates across most lines of business as compared to the prior year, decreased by approximately 6% in the aggregate and competitive pressures continued. Throughout 2008, property renewals reflected decreases in premium rates of approximately 12% on average, while certain casualty lines experienced premium rate reductions averaging approximately 9%. In addition, premium rates within certain specialty lines of business decreased by up to 5%. Offsetting these premium rate decreases was strong pricing in the U.S. professional Directors and Officers (“Directors and Officers”) book of business, specifically with regards to financial institutions, and more recently on the offshore energy book as a result of market losses from Hurricanes Gustav and Ike.

In addition, during 2008, new business writings were impacted by market conditions as competitors continued to focus on retaining business in all lines and markets. However, during this period, the Company wrote approximately $900 million in new business (excluding program business and long-term agreements). This was largely a result of successes in the Company’s organic growth strategies which include E&S, private D&O as well as construction and upper middle market. Renewal ratios for core property, casualty and professional lines were approximately 83%. However, following the rating agency actions taken in December 2008 (see “Ratings”, above), the Company experienced a slight decline in renewal activity and new business opportunities in certain lines of business. For further information on recent rate and renewal activity, see “2009 Underwriting Outlook” below for further information.

The following table provides an analysis of gross premiums written, net premiums written and net premiums earned for the Insurance segment for the last three years ended December 31:

(U.S. dollars in thousands)	2008			2007 (3)			2006 (3)
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Casualty – professional lines	1,472,874	1,351,237	1,369,668	$1,516,412	$1,376,819	$1,404,567	$1,558,746	$1,490,896	$1,483,518
Casualty – other lines	1,273,016	793,512	822,252	1,342,817	848,919	819,687	1,304,245	799,957	847,834
Property catastrophe	(65)	(2,177)	270	15,312	(7,460)	52,541	149,436	68,847	56,714
Other property	886,483	505,564	471,013	871,009	599,668	535,322	830,367	490,858	500,956
Marine, energy, aviation, and satellite	747,311	604,786	621,774	809,073	623,085	638,162	942,974	695,391	676,009
Other specialty lines (1)	850,404	712,307	660,322	786,074	666,208	582,565	785,340	594,247	500,159
Other (2)	22,736	(22,908)	(11,055)	36,698	27,439	33,416	10,167	5,776	60,784
Structured indemnity	56,155	42,505	62,801	56,871	52,177	50,328	46,018	39,400	33,349

Total	5,308,914	3,984,826	3,997,045	$5,434,266	$4,186,855	$4,116,588	$5,627,293	$4,185,372	$4,159,323

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, specie, middle markets and excess and surplus lines.

(2)	Other includes credit and surety and other lines.

(3)	Certain reclassifications have been made to conform to current year presentation.

Reinsurance

In the Reinsurance segment, the year ended December 31, 2008 reflected a decline in premium rates across most major lines of business, as market conditions continued to soften and the reinsurance industry continued to experience pricing erosion, increased competitive pressures and increased retentions by cedants. Renewals and new business in 2008 continued to be assessed against internal hurdle rates with a continued focus on underwriting discipline. U.S. and non-U.S. catastrophe exposed property lines experienced rate declines of approximately 10% while other property lines of business saw rates decrease by 10% to 15%. Ocean marine pricing rates remained flat to down 5%, while rates within the aviation market decreased by up to 10%. Casualty pricing trends in the reinsurance market experienced deterioration in rates of up to 15%, however, rate changes on business actually bound in this line of business decreased between 10 to 15%. However, with increased hurricane and other loss activity during the latter half of 2008, taken together with the distressed state of the financial markets, rate declines across all lines of business began to slow in the latter half of 2008.

The following table provides an analysis of gross premiums written, net premiums written and net premiums earned for the Reinsurance segment for the last three years ended December 31:

(U.S. dollars in thousands)	2008			2007			2006
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Casualty – professional lines	$213,519	$213,498	$247,979	$256,280	$256,327	$273,494	$297,962	$296,221	$346,870
Casualty – other lines	356,723	347,849	425,541	543,251	527,860	602,452	660,455	613,056	723,854
Property catastrophe.	401,740	290,443	305,690	475,540	286,866	264,666	449,347	234,724	234,965
Other property	947,899	602,423	678,504	970,196	677,764	753,278	1,044,316	730,445	749,714
Marine, energy, aviation, and satellite	119,593	104,346	126,761	150,548	128,942	141,619	176,928	139,748	154,313
Other (1)	220,332	194,237	205,433	239,418	204,845	240,049	365,844	298,860	294,532
Structured indemnity	671	671	3,298	28,261	28,261	26,481	71,286	71,286	66,711

Total	$2,260,477	$1,753,467	$1,993,206	$2,663,494	$2,110,865	$2,302,039	$3,066,138	$2,384,340	$2,570,959

(1)	Other includes credit and surety, whole account contracts and other lines.

The following sets forth potential trends relevant to the Company’s property and casualty operations in 2009:

2009 Underwriting Outlook

Given the changing economic environment that has been experienced throughout 2008 and early 2009 due to the global economic and financial crises and following the significant impacts to the Company during 2008, including the downgrade of the financial strength ratings of the Company’s core insurance and reinsurance subsidiaries by leading rating agencies, the Company plans to focus on those lines of business within its insurance and reinsurance operations that provide the best return on capital over the pricing cycle. As such, the Company will be highly selective on new business, emphasize short-tail lines, where applicable, in the Company’s reinsurance operations, exit other businesses (e.g., Casualty facultative business), non-renew certain insurance programs, as well as continue to reduce long-term agreements (within the insurance operations) in order to capture the benefit of improving pricing. While certain of these decisions as well as any lost business as a result of rating agency downgrades will result in a reduction to both gross and net premiums written in 2009, the Company expects such negative impacts to be partially offset by the positive impact of hardening rates across most lines of business as described below.

Throughout 2007 and the majority of 2008, the property and casualty insurance and reinsurance markets experienced soft market conditions across most, if not all lines of business, as evidenced by decreases in market pricing and a weakening of policy terms and conditions. However, following catastrophe activity throughout 2008, most notably, losses resulting from Hurricanes Ike and Gustav, and more importantly, following severe economic conditions and the impacts of the financial crisis, which reduced the available capital of many property and casualty (re)insurers, market capacity decreased and in conjunction, market pricing across most insurance and reinsurance lines of business began to improve and is expected to continue improving throughout 2009. The following is a summary of the January 2009 rate indications and recent renewal activity for each of the Insurance and Reinsurance segments of the Company:

Insurance

With regards to market conditions within the core lines of business within the Insurance segment, fourth quarter 2008 renewals reflected modest improvement in market conditions as premium rates improved across all line of business and certain lines experienced rate increases. Overall, December 2008 renewals reflected an aggregate price increase of 1% for the entire book. More specifically, December premium rates increased approximately 5% in professional lines, 10% in offshore energy and well over 10% in the Company’s specie book. Rates in both property and casualty were down in the low single digits. Initial indications based on January 2009 renewals reflect continued rate improvement with positive rate movement in property, professional and some specialty lines. Rates within the Company’s casualty lines were down slightly by approximately 3%, which represents a significant improvement as compared to rate declines experienced in 2008.

While the Insurance segment’s gross and net premiums written will be impacted by its decision to focus on those lines of business that provide the best return on capital as described above, as well as from a certain level of lost renewals or business opportunities as a result of rating agency actions taken throughout 2008, indications from recent underwriting activity highlight that retention rates remain strong and broadly in line with management’s expectations.

Reinsurance

Across the Reinsurance segment, initial indications, based on January 1, 2009 renewals, point to a moderate rise in premium rates across most major lines of business. Market conditions continue to harden as a result of the reduction in available reinsurer capital, due in part to the credit and liquidity crisis, causing a firming in market pricing across most lines of business. U.S. and non-U.S. catastrophe exposed property lines experienced rate increases of approximately 15% and 5% respectively, while other property lines in the U.S. were generally flat. While U.S. casualty rates, excluding D&O, were down slightly, casualty motor rates in Europe saw increases of up to 10% with rates in other casualty lines remaining flat. In addition, aviation and marine lines of business experienced rate increases of between 5 to 10%.

Initial indications of renewal activity have been positive, despite the expected impact of lost renewals and new business opportunities as a result of the rating agency actions taken in December 2008, most notably, the downgrade by S&P, especially in Europe. While some insurers chose not to renew their business with the Company, overall, the negative impact on gross and net premiums written based on such renewal activity has been partially offset by the increase in rates as noted above.

Investment Environment

The Company seeks to generate revenue from investment activities through returns on its investment portfolio. The Company’s current investment strategy seeks to support the liabilities arising from the operations of the Company, generate investment income and build book value over the longer term.

During the year ended December 31, 2008, financial market conditions continued to be extremely challenging as the global credit crisis that began in July 2007, continued to adversely impact global markets. This unprecedented market volatility directly and materially affected the Company’s results of operations and investment portfolio during the year ended December 31, 2008, resulting in decreased net investment income and increases in both realized and unrealized losses in the Company’s investment portfolio. The fixed income markets experienced a period of extreme volatility during 2008, negatively impacting market liquidity conditions. As a result, the market for fixed-income instruments experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Domestic and international equity markets also experienced heightened volatility and turmoil during this period.

During 2008, the Company reported significant decreases in both its structured credit and corporate portfolios as a result of the negative conditions described above. Within the structured credit portfolio, the market conditions particularly impacted the Company’s holdings in sub-prime non-agency securities, second liens, ABS CDOs with sub-prime collateral and Alt-A mortgages (“Topical Assets”), core collateralized debt obligations (“CDOs”) and commercial mortgage-backed securities (“CMBS”). Within the corporate portfolio, the Company’s financial sector holdings were particularly affected as credit spreads, which widened across the entire rating spectrum impacted all spread assets classes, particularly financials following the bankruptcy of Lehman Brothers Holdings Inc. (“Lehman”) in September 2008 and the subsequent failure or near failure of other financial institutions. The impact of the credit spread widening was partially offset by the increase in the fixed income portfolio which resulted from declining government interest rates.

Claims Environment

The Company’s profitability in any given period is based upon its premium and investment revenues as noted above, less net losses incurred and expenses. Net losses incurred are based upon claims paid and changes to unpaid loss reserves. Unpaid loss reserves are estimated by the Company and include both reported loss reserves and reserves for losses incurred but not reported, or IBNR. The Company’s lower underwriting results for 2008 as compared to 2007 were largely a reflection of the increase in catastrophe and property risk losses experienced in 2008. However, offsetting the current year incurred losses was $610.7 million of net favorable prior year reserve development in various lines of business within the Company’s Insurance and Reinsurance segments. In contrast, the Company’s positive underwriting results for 2007 and 2006 were partly a result of the lack of significant catastrophe events occurring throughout these years as well as net favorable development of prior year reserves. However, consistent with 2006 and 2007, net favorable development was partially offset in 2008 by the continuing increase in current period loss ratios during this period. The increase in 2008 reflects the impact of the softening rate environment as well as higher levels of catastrophe and attritional losses as noted above. In addition, in 2008, claims activity within the D&O and Errors and Omissions (“E&O”) insurance markets overall, rose as a result of an increase in class action lawsuits filed against public companies due to market losses and related stock price depreciation associated with the sub-prime mortgage and credit crisis in the U.S. Management actively monitors its potential exposure to such events and gives due consideration to emerging claim trends in determining its loss reserve requirements at each quarter end. For further analysis of this exposure, see “– Results of Operations” below.

Financial Measures

The following are some of the financial measures management considers important in evaluating the Company’s operating performance in the Company’s property and casualty operations:

(U.S. dollars in thousands, except ratios and per share amounts)	2008		2007	2006
Underwriting profit – property and casualty operations	$307,205		$737,449	$733,633
Combined ratio – property and casualty operations	95.7%		88.8%	89.5%
Net investment income – property and casualty operations (1)	$1,174,856		$1,289,554	$1,090,785
Book value per ordinary share	$15.46		$50.30	$53.12
Fully diluted book value per ordinary share (2)	$15.46		$50.29	$53.01
Return on average ordinary shareholders’ equity	NM	*	2.2%	19.6%

(1)	Net investment income relating to property and casualty operations does not include the net investment income related to the net results from structured products.

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

*	NM – Not Meaningful

Underwriting profit (loss) – property and casualty operations

One way that the Company evaluates the performance of its insurance and reinsurance operations is the underwriting profit or loss. The Company does not measure performance based on the amount of gross premiums written. Underwriting profit or loss is calculated from premiums earned and fee income, less net losses incurred and expenses related to underwriting activities, plus unrealized foreign exchange gains and losses on underwriting balances. The Company’s underwriting profit in the year ended December 31, 2008 was primarily reflective of the combined ratio discussed below. The Company’s strong property and casualty underwriting profit for 2007 and 2006 were partly a result of the lack of significant catastrophe events occuring throughout these years and net favorable prior year loss development. Any changes to loss reserves affect the calculation of underwriting profit or loss but most often do not directly affect the Company’s cash flow in the same period.

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

The Company’s combined ratio for the year ended December 31, 2008, was higher than the previous year, primarily as a result of an increase in the loss and loss expense ratio as well as the underwriting expense ratio. The higher loss and loss expense ratio resulted from higher current year attritional and catastrophe losses, primarily in property lines, combined with lower net premiums earned in the year ended December 31, 2008, as compared to 2007, as a result of the continuing competitive underwriting environment and softening market conditions noted above. The higher 2008 loss ratio also results from a higher level of loss activity in professional lines due to the subprime and related credit crises. Partially offsetting the increase in incurred losses was higher favorable prior year reserve development during the year ended December 31, 2008. While acquisition expenses decreased during the year ended December 31, 2008 as compared to 2007, the increase in operating expenses combined with the impact from the lower level of net premiums earned caused an increase in the underwriting expense ratio.

The Company’s combined ratio for the year ended December 31, 2007 was lower than the previous year, primarily as a result of a lower loss and loss expenses ratio partially offset by a higher underwriting expense ratio. The lower loss and loss expense ratio has resulted mainly from higher net favorable prior year development in the year ended December 31, 2007 as compared to the same period in 2006, while the increased underwriting expense ratio was driven largely by increased compensation costs and continued pricing pressures that have resulted in less premium earned.

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

Net investment income related to property and casualty operations, excluding structured products, decreased by $114.7 million during the year ended December 31, 2008, as compared to 2007. Overall, portfolio yields decreased in 2008 as yields earned on investment of cash flows and reinvestment of maturing or sold securities were generally lower than on securities previously held, as prevailing market interest rates, particularly in the U.S., decreased overall during the last twelve months. The portfolio mix has also changed as a result of the settlement of the GIC and funding agreement liabilities, as the property and casualty operations assumed a number of the floating rate securities previously held in the Company’s Other Financial Lines segment and accordingly, net investment income is more sensitive to changes in short-term interest rates. The Company has also increased allocations to lower yielding cash, government and agency investments.

The increase in net investment income in 2007 was primarily due to several years of positive operating cash flows which resulted in a higher overall average invested asset base. In addition, during 2007, portfolio yields increased in the Company’s investment portfolio, due primarily to the full 2007 financial year impact of the higher interest rates experienced in the U.S., U.K. and Euro-zone, during the latter part of 2006 and the beginning part of 2007.

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

Book value per ordinary share decreased by $34.84 in the year ended December 31, 2008 as compared to a decrease of $2.82 during 2007 as noted below. The decrease in 2008 was primarily as a result of the Company’s issuance of Class A ordinary shares issued at a discount to book value (as described below), the Company’s net loss of $2.6 billion during the year ended December 31, 2008 and the increase in net unrealized losses on investments of approximately $2.9 billion, net of tax, during the same period. In addition, book value per ordinary share decreased as a result of unfavorable foreign currency translation adjustments of $472.3 million during the year ended December 31, 2008. In August 2008, the Company issued 143.8 million Class A ordinary shares at a price of $16.00 per share, which was lower than the Company’s book value per ordinary share at the time and thus dilutive. The Company’s net loss of $2.6 billion was mainly due to the impact of the closing of the Master Agreement in August 2008 as described above, the goodwill impairment charge recorded in 2008 of $990.0 million, catastrophe and attritional losses, as well as from net realized losses on investments and losses from investment fund affiliates during the year ended December 31, 2008. The increase in net unrealized losses on investments of $2.9 billion, net of tax, during the year ended December 31, of 2008 was mainly as a result of widening credit spreads on corporate and structured credit assets, offset by declines in interest rates, while unfavorable foreign currency translation adjustments during the same period resulted from the increase in value of the U.S. dollar against most major currencies, predominately the Euro and U.K. Sterling.

Book value per ordinary share decreased by $2.82 during the year ended December 31, 2007 to $50.30 from $53.12. The decrease in book value per share in 2007 was primarily as a result of an increase in net unrealized losses on investments of $743.0 million, net of tax, partially offset by net income of $206.4 million for the year ended December 31, 2007, which increased book value, together with an increase in currency translation adjustments due to the impact of the decline in the value of the U.S. dollar on the net assets of European-based subsidiaries. In addition, certain capital and financing activities impacted book value per ordinary share, including the Company’s share repurchase activity throughout 2007 which decreased book value per ordinary share, as the price paid for such shares was at a premium to book value; however, this was partially offset by the issuance of Class A ordinary shares upon maturity of the purchase contracts associated with the 6.5% Equity Security Units (the “6.5% Units”), as the ordinary shares were issued at a premium to book value.

As noted above, fully diluted book value per ordinary share represents book value per ordinary share combined with the impact from dilution of share based compensation including in-the-money stock options at any period end. Fully diluted book value per ordinary share decreased by $34.83 during the year ended December 31, 2008 as a result of the factors noted above and is consistent with the decrease in basic book value per ordinary share as there were no in-the-money stock options at December 31, 2008 as a result of the reduction in market price of the Company’s ordinary shares in 2008.

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

In 2008, ROE was negative, mainly as a result of the impact of the closing of the Master Agreement in August 2008 as described above, the goodwill impairment charge recorded in late 2008, as well as from catastrophe losses, net realized losses on investments and losses from the Company’s investment fund affiliates during the year ended December 31, 2008.

In 2007, ROE was 2.2%, 17.4 percentage points lower than the prior year, primarily as a result of losses recorded in the second half of 2007 in relation to adverse credit market conditions, including but not limited to, losses associated with the Company’s investment in and reinsurance agreements with Syncora and realized losses, including other than temporary impairment charges (“OTTI”), in the Company’s investment portfolio. For further details of these losses, see “ – Results of Operations” below. Partially offsetting these decreases were strong underwriting results in 2007 within the Company’s core property and casualty operations and lower levels of shareholders equity resulting from capital activity and increases in unrealized losses on investments.

Results of Operations

The following table presents an analysis of the Company’s net income (loss) available to ordinary shareholders and other financial measures (described below) for the years ended December 31, 2008, 2007 and 2006:

(U.S. dollars in thousands, except share and per share amounts)	2008	2007	2006
Net (loss) income available to ordinary shareholders	$(2,632,458)	$206,375	$1,722,445
(Loss) earnings per ordinary share – basic	$(11.02)	$1.16	$9.63
(Loss) earnings per ordinary share – diluted	$(11.02)	$1.15	$9.60
Weighted average number of ordinary shares and ordinary share equivalents – basic	238,862	178,500	178,793
Weighted average number of ordinary shares and ordinary share equivalents – diluted	238,862	179,693	179,450

The Company’s net income (loss) and other financial measures as shown above for the three years ended December 31 have been affected by among other things, the following significant items:

1)	impact of the closing of the Master Agreement (defined below) in August 2008 and the impact in 2007 of the Company’s investment in and relationships with Syncora;
2)	impact of credit market movements in 2008 and 2007 on the Company’s investment portfolio and investment fund affiliates;
3)	continuing competitive underwriting environment;
4)	net prior year favorable loss development;
5)	impact of increased property risk and catastrophe activity 2008 and limited property risk catastrophe activity in 2007 and 2006; and
6)	goodwill impairment charge recorded in 2008.

1. Impact of the closing of the Master Agreement in August 2008 and the impact in 2007 of the Company’s investment in and relationships with Syncora

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

After the closing of the Master Agreement on August 5, 2008, approximately $64.6 billion of the Company’s total net exposure (which was $65.7 billion as at June 30, 2008) under reinsurance agreements and guarantees with Syncora subsidiaries was eliminated. Pursuant to the terms of the Master Agreement, Syncora is required to use commercially reasonable efforts to commute the agreements that are the subject of the Company’s guarantee of Syncora Guarantee’s obligations under certain financial guarantees issued by Syncora Guarantee to the European Investment Bank (the “EIB Policies”), subject to certain limitations. As at December 31, 2008, the Company’s exposures relating to the EIB Policies (which relate to project finance transactions) was approximately $955.4 million reduced from $1.1 billion at June 30, 2008 mainly due to the strengthening of the U.S. dollar against the currencies of the underlying obligations. As of December 31, 2008, there had been no reported events of default on the underlying obligations, accordingly, no reserves have been recorded.

The terms of the Master Agreement were determined in consideration of a number of commercial and economic factors associated with all existing relationships with Syncora, including, but not limited to, a valuation of the consideration for the commuted agreements and any potential future claims thereunder and the impact of outstanding uncertainty on both the ratings and business operations of the Company. The total value of the consideration noted above of $1.775 billion as well as the eight million ordinary shares of the Company transferred to Syncora valued at $128.0 million, significantly exceeded the carried net liabilities of approximately $490.7 million related to such reinsurances and guarantees. Management considers the execution of the Master Agreement as the event giving rise to the additional liability. As detailed in the table below, the Company recorded a loss of approximately $1.4 billion in respect of the closing of the Master Agreement during the year ended December 31, 2008:

(U.S. dollars in millions)
Carried liabilities in relation to reinsurance and guarantee agreements commuted under the Master Agreement	$490.7
Other accruals	(5.2)
Cash payment made to Syncora in August 2008	(1,775.0)
Value of XL common shares transferred under the Master Agreement	(128.0)

Net loss associated with Master Agreement recorded in the year ended December 31, 2008	$(1,417.5)

Given management’s view of the risk exposure along with the uncertainty facing the entire financial guarantee industry in the latter part of 2007, the Company reduced the reported value of its investment in Syncora to nil at December 31, 2007, from the reported equity method value of $669.8 million as at September 30, 2007. In addition, net losses were recorded in 2007 within “loss from operating affiliates” with respect to the previous excess of loss and facultative reinsurance of Syncora subsidiaries in the amounts of $300.0 million and $51.0 million, respectively. In addition, during 2007, the Company incurred $17.9 million in additional mark-to-market losses related to those underlying contracts in credit default swap form subject to the provisions noted above.

2. Impact of credit market movements in 2008 and 2007 on the Company’s investment portfolio and investment fund affiliates

During the year ended December 31, 2008, financial market conditions continued to be extremely challenging as the global credit crisis that began in July 2007, continued to adversely impact global markets. This unprecedented market volatility directly and materially affected the Company’s results of operations and investment portfolio during the year ended December 31, 2008. The credit markets experienced a period of extreme deterioration during 2008, negatively impacting market liquidity conditions. As a result, the market for fixed-income instruments experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Domestic and international equity markets also experienced heightened volatility and turmoil during this period.

During 2008, the Company reported significant decreases in both its structured credit and corporate portfolios as a result of the negative conditions described above. Within the structured credit portfolio, the market conditions particularly impacted the Company’s holdings in Topical Assets, CDOs and CMBS. Within the corporate portfolio, the Company’s financial sector holdings were particularly affected as credit spreads, which widened across the entire rating spectrum impacted all spread assets classes, particularly financial institutions following the bankruptcy of Lehman in September 2008 and the subsequent failure or near failure of other financial institutions including Tier One and Upper Tier Two securities (representing committed term debt and hybrid instruments senior to the common and preferred equities of the financial institutions). The impact of the credit spread widening was partially offset by the increase in the fixed income portfolio which resulted from declining government interest rates.

The following table provides further detail regarding the extreme volatility in the global credit markets, as well as in government interest rates using some sample market indices:

	Interest Rate Movement for the year ended December 31, 2008 (1) (‘-’represents decreases in interest rates)	Credit Spread Movement for the year ended December 31, 2008 (2) (‘+’ represents widening of credit spreads)
United States	-189 basis points (5 year treasury)	+ 439 basis points (US Corporate A rated)
+ 72 basis points (US Agency RMBS, AAA rated)
+ 753 basis points (US CMBS, AAA rated)
United Kingdom	-149 basis points (10 year Gilt)	+ 217 basis points (UK Corporate, AA rated)
Euro-zone	-180 basis points (5 year Bund)	+ 317 basis points (Europe Corporate, A rated)

(1)	Source: Bloomberg Finance L.P.

(2)	Source: Merrill Lynch Global Indices.

The net impact of the market conditions over the course of 2008 on the Company’s investment portfolio for the year ended December 31, 2008 resulted in net realized losses of $962.1 million and an increase in net unrealized losses on available-for-sale investments of $2.9 billion. This represents approximately a 12.2% deterioration on average assets for the year ended December 31, 2008. See Item 1A, “Risk Factors,” “Deterioration in the public debt and equity markets could lead to additional investment losses” and “We are exposed to significant capital markets risk related to changes in interest rates, credit spreads, equity prices and foreign exchange rates which may adversely affect our results of operations, financial condition or cash flows,” above. Since the time of the Company’s August 2008 public offering of ordinary shares and equity security units (See “ – Results of Operations – Other Key Focuses of Management – Capital Management,” below), the volatility and disruption in the global capital markets reached unprecedented levels and substantially increased during both the third and fourth quarters of 2008.

During the fourth quarter of 2008, the Company recorded a charge on its investment portfolio for OTTI of $400.0 million in relation to impaired assets that it could no longer assert its intent to hold until recovery. Management believes that these securities were at-risk for further mark-to-market declines, and potentially real economic losses, to the extent that economic conditions were to deteriorate further than present estimates and the Company’s allocation to these asset classes is overweight relative to traditional P&C portfolio. By taking the charge as noted above, the Company expects to be able to accelerate its investment portfolio risk reduction exercise during 2009. As a result of the charge noted above, management is likely to pursue targeted sales of these assets over the course of 2009, and expects to realize the associated losses on these securities. The assets are concentrated in certain holdings within the Company’s BBB and lower corporate, CMBS, equity and consumer ABS portfolios.

Corporate credit portfolio

The following table details the Company’s corporate credit exposures by certain asset classes as well as ratings levels within the Company’s fixed maturity portfolio and the current net unrealized (loss) position as at December 31, 2008:

(U.S. dollars in millions)	AAA	AA	A	BBB	BB & Below	Total
Financials
Fair value	$712.4	$1,280.6	$2,153.3	$343.4	$64.7	$4,554.4
Net unrealized (loss)	$(14.6)	$(145.4)	$(659.5)	$(158.2)	$(44.0)	$(1,021.7)
Non-Financials
Fair value	$521.8	$711.4	$2,213.2	$1,511.6	$552.9	$5,510.9
Net unrealized (loss)	$(14.7)	$(22.6)	$(307.2)	$(306.9)	$(216.6)	$(868.0)
Total
Fair value	$1,234.2	$1,992.0	$4,366.5	$1,855.0	$617.6	$10,065.3
Net unrealized (loss)	$(29.3)	$(168.0)	$(966.7)	$(465.1)	$(260.6)	$(1,889.7)

At December 31, 2008, approximately $1.7 billion of the Company’s $4.6 billion in corporate financial sector securities was held in the portfolios supporting the Company’s Life Reinsurance Operations. Management continues the strategic analysis of the Company’s life reinsurance business. The assets associated with that business are more heavily weighted towards longer term securities from financial institutions, including a significant portion of the Company’s Tier 1 and Upper Tier 2 securities, representing committed term debt and hybrid instruments senior to the common and preferred equity of the financial institutions. Financials held in Life portfolios accounted for $663.1 million of the Company’s net unrealized loss as at December 31, 2008. As at December 31, 2008 approximately 34.0% of the overall sensitivity to interest rate risk and 37.8% to credit risk was related to the life reinsurance portfolio, despite these portfolios accounting for only 17.6% of the fixed income portfolio.

Structured credit portfolio

The following table details the Company’s structured credit exposures by certain asset classes as well as ratings levels within the Company’s fixed maturity portfolio and the current net unrealized gain (loss) position as at December 31, 2008:

(U.S. dollars in millions)	AAA	AA	A	BBB	BB & Below	Total
CMBS
Fair value	$2,101.5	$15.2	$15.4	$11.8	$10.6	$2,154.5
Net unrealized (loss)	$(331.8)	$(5.1)	$(4.9)	$(7.7)	$(12.4)	$(361.9)
Prime RMBS
Fair value	$2,862.4	$132.1	$57.1	$14.6	$36.3	$3,102.5
Net unrealized (loss)	$(155.7)	$(67.0)	$(45.5)	$(5.0)	$(13.0)	$(286.2)
Topical Assets
Fair value	$558.3	$183.7	$98.9	$48.0	$74.6	$963.5
Net unrealized (loss)	$(312.5)	$(157.5)	$(63.4)	$(24.7)	$(36.5)	$(594.6)
Core CDOs (1)
Fair value	$166.1	$324.4	$51.7	$110.3	$13.7	$666.2
Net unrealized (loss)	$(61.7)	$(173.9)	$(46.6)	$(163.7)	$(24.1)	$(470.0)
Other Asset & Mortgage Backed Securities
Fair value	$1,253.3	$108.1	$267.6	$61.7	$28.2	$1,718.9
Net unrealized (loss)	$(57.3)	$(18.3)	$(74.1)	$(28.9)	$(2.3)	$(180.9)
Total
Fair value	$6,941.6	$763.5	$490.7	$246.4	$163.4	$8,605.4
Net unrealized (loss)	$(919.0)	$(421.8)	$(234.5)	$(230.0)	$(88.3)	$(1,893.6)

(1)	The Company defines Core CDOs as investments in non-mortgage collateralized debt obligations, primarily consisting of collateralized loan obligations.

The following table details the current exposures to Topical Assets within the Company’s fixed income portfolio as well as the current net unrealized (loss) gain position as at December 31, 2008 and December 31, 2007:

(U.S. dollars in thousands)	As at December 31, 2008			As at December 31, 2007
	Holding at Fair Value	Percent of Fixed Income Portfolio	Net Unrealized (Loss) Gain	Holding at Fair Value	Percent of Fixed Income Portfolio	Net Unrealized (Loss) Gain
Topical Assets:
Sub-prime first lien mortgages	$487,659	1.5%	$(311,435)	$995,947	2.5%	$(145,785)
Alt-A mortgages	406,098	1.3%	(270,486)	924,783	2.3%	(40,145)
Second lien mortgages (including sub-prime second lien mortgages)	58,903	0.2%	(5,313)	97,647	0.3%	788
ABS CDOs with sub-prime collateral	10,595	0.0%	(7,308)	39,317	0.1%	101

Total exposure to Topical Assets	$963,255	3.0%	$(594,542)	$2,057,694	5.2%	$(185,041)

Of the total Topical Assets with fair value exposure as at December 31, 2008 and December 31, 2007 of $1.0 billion and $2.0 billion, respectively, approximately $40.5 million and $76.8 million, respectively, of the related securities had ratings dependent on guarantees issued by third party guarantors (i.e., monoline insurers). Decreases in the ratings of such third party guarantors would typically decrease the fair value of guaranteed securities; however, at December 31, 2008, in the event of non-performance at such date on the part of these third party guarantors, the Company estimated that the average credit quality of this portfolio would be ‘A’ and that approximately 96.1% would have remained investment grade at such date. In addition, of the total fixed income portfolio as at December 31, 2008 and December 31, 2007, of $31.9 billion and $39.6 billion, respectively, less than 2% were guaranteed by such third parties with no individual third party representing more than 1%.

At December 31, 2008, the Company’s sub-prime and Alt-A exposures remained primarily highly rated, had adequate underlying loan characteristics and the Company believed at such date that they were supported by adequate subordination levels based on current expectations of house price declines, loss severities and default levels. The Company had approximately $523.1 million of Topical Assets downgraded during the year ended December 31, 2008. However, 92.2% of the Company’s holdings remain rated investment grade at December 31, 2008.

Liquidations necessary to fund the repayment of the GIC liabilities following the downgrade of Syncora Guarantee and the maturity of certain funding agreements were funded through sales of assets in the Other Financial Lines segment investment portfolios as well as the general investment portfolio. Management’s approach was to avoid the sale of assets where current market prices did not reflect intrinsic values or where transaction costs for liquidation were excessive. As a result, the Company continues to hold approximately $1.4 billion of Topical Assets and core CDOs and these have been transferred to the general portfolio in exchange for those assets that were liquidated.

Realized losses and other than temporary impairments

Net realized losses on investments in the twelve months ended December 31, 2008 included net realized losses of approximately $1,023.6 million related to the write-down of certain of the Company’s fixed income, equity and other investments, including Lehman, where the Company determined that there was an other than temporary decline in the value of those investments, including a charge of $400.0 million related to assets for which the Company could no longer assert its intent to hold to recovery. See below for further information. Included in net realized losses noted above are net realized gains of $98.8 million as related to the foreign exchange component of inter-company sales of assets.

During the year ended December 31, 2008, net realized losses of $400.0 million related to the write-down of certain of the Company’s fixed income and equity investments, where, although management’s analysis of the securities indicated that these assets were expected to pay out all expected cash flows, management can no longer assert that it intends to hold these securities until such time as they recover, as management intends to pursue sales of these securities in connection with its efforts to reduce the risk within the Company’s the investment portfolio.

Included in the impairment charge for the year ended December 31, 2008, was $121.4 million of related exposures to financial institutions, primarily related to Lehman. The remaining impairment during 2008 was spread across the portfolio including structured credit, equity and other fixed income investments, with $228.5 million related to securities with sub-prime and Alt- A collateral which are included in the table below. Consistent with prior quarters, management continues to evaluate the impairment of the portfolio and satisfy itself that the remaining gross unrealized losses are temporary in nature.

The following table provides the realized and unrealized impact related to the Topical Assets during the year ended December 31, 2008:

(U.S. dollars in thousands)	Year Ended December 31, 2008
	Realized (Loss) and (Impairments)	Change in Net Unrealized (Loss)
Topical Assets:
Sub-prime first lien mortgages	$(124,518)	$(165,650)
Alt-A mortgages	(118,318)	(230,341)
Second lien mortgages (including sub-prime second lien mortgages)	(15,664)	(6,101)
ABS CDOs with sub-prime collateral	(17,209)	(7,409)

Total	$(275,709)	$(409,501)

All portfolio holdings, including those with sub-prime exposure, are reviewed as part of the ongoing other than temporary impairment monitoring process. The Company continues to actively monitor its exposures, and to the extent market disruptions continue, including but not limited to disruptions in the residential mortgage market and the related impacts on the assumptions embedded in the Company’s impairment assessments and estimates of future cash flows, the Company’s financial position could be negatively impacted. See Item 1A, “Risk Factors – Deterioration in the public debt and equity markets could lead to additional investment losses,” above.

Alternative investment portfolio

Net income from investment fund affiliates was negative in the year ended December 31, 2008. Broad-based market declines, combined with extreme volatility, a sharp pull-back in the availability of credit and short sale restrictions implemented by securities market regulators, proved highly challenging for the strategies employed by many of the Company’s alternative investment managers. The Company’s alternative investments are managed to maximize total-return on a risk-adjusted basis, and the results during 2008 as compared to 2007 were reflective of different market conditions and opportunities available over these periods.

3. Continuing competitive underwriting environment

Soft market conditions were experienced across most lines of business throughout 2007 and most of 2008, resulting in an overall decrease in gross and net premiums written. For further information in relation to the underwriting environment, including details relating to rates and retention, see “Executive Overview - Underwriting Environment”, above.

In addition, in the latter part of 2008, unprecedented economic conditions continued to impact the Company. These conditions, combined with the recent volatility in the Company’s share price, rating agency actions with respect to the Company and issues faced by some of the Company’s competitors, resulted in the creation of challenges as well as certain opportunities for the Company’s P&C operations.

4. Net prior year favorable loss development

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

The following table presents the net (favorable) adverse prior year loss development of the Company’s loss and loss expense reserves for its property and casualty operations which include the Insurance and Reinsurance segments for each of the years indicated:

(U.S. dollars in millions)	2008	2007	2006
Insurance segment	$(305.5)	$(158.1)	$(13.2)
Reinsurance segment	(305.2)	(267.3)	(97.4)

Total	$(610.7)	$(425.4)	$(110.6)

During 2008, net favorable prior year development totaled $610.7 million in the Company’s property and casualty operations and included net favorable development in the Insurance and Reinsurance segments of $305.5 million and $305.2 million, respectively. Within the Reinsurance segment, net favorable prior year reserve development included casualty and other lines reserve releases in both European and U.S. casualty and professional portfolios as well as reserve releases associated with the RITC relating to the 2005 year of account on certain Lloyd’s sourced business. In the same period, property and other short-tail lines net favorable development was attributable to most business units globally. The Insurance segment net favorable prior year reserve development was due to reserve releases in global property lines of business as a result of favorable claim development as well as reserve releases in certain casualty lines primarily in accident years 2003 to 2006 years due to lower than expected reported loss activity. In addition, net reserve releases of approximately $80.9 million resulted from an agreement with Axa/Winterthur in the fourth quarter of 2008 in regards to certain reinsurance recoverable balances relating to casualty lines and to a lesser extent, certain property lines of business. Offsetting this favorable development was modest reserve strengthening within environmental lines as well as strengthening associated with certain structured indemnity contracts. Within the professional lines, reserve releases in the 2003 to 2006 accident years were largely offset by strengthening of reserves in the 2007 year.

During 2007, the Company had net favorable prior year reserve development in property and casualty operations of $425.4 million compared to $110.6 million for the same period in 2006. Reinsurance net favorable development accounted for $267.3 million of the release in 2007, while net favorable development within the Insurance segment totaled $158.1 million for the same period. The corresponding prior year development on a gross basis was $259.7 million for the Reinsurance segment and $177.6 million for the Insurance segment. Within the Reinsurance segment, reserve releases of $188.7 million in property and other short-tail lines of business and $87.4 million in casualty and other lines, were partially offset by adverse prior year development of $8.8 million within the structured indemnity line of business. The Insurance segment’s net prior year reserve releases consisted of $95.0 million in property and $162.1 million in casualty lines of business, partially offset by net adverse development of $23.0 million, $7.0 million and $69.0 million in certain professional, marine and other lines of business, respectively.

During 2006, the Company had net favorable prior year reserve development in property and casualty operations of $110.6 million. Within the Insurance segment, net overall favorable prior year reserve development for the year ended December 31, 2006, was $13.2 million, while net favorable development within the Reinsurance segment during the same period was $97.4 million.

See Item 8, Note 12 to the Consolidated Financial Statements and see further discussion under “Critical Accounting Policies and Estimates”.

5. Impact of increased property risk and catastrophe activity in 2008 and limited property risk and catastrophe activity in 2007 and 2006

As compared to 2006 and 2007, 2008 saw increases in property risk losses as well as catastrophe activity and resulting incurred losses, primarily related to U.S. windstorm activity. On September 1, 2008, Hurricane Gustav hit the Louisiana coast of the U.S. as a Category 2 hurricane, causing considerable damage to insured property and loss of life. On September 13, 2008, Hurricane Ike made landfall near Galveston, Texas as a strong Category 2 hurricane, causing significantly more damage and loss of life than Hurricane Gustav. Based on market estimates, Hurricane Ike is estimated to have caused the third largest ever insured loss in the U.S. from a wind storm. The Company has estimated losses incurred, net of reinsurance recoveries and reinstatement premiums, of $22.5 million and $210.0 million related to Hurricanes Gustav and Ike, respectively. Actual losses may vary from this estimate based on a number of factors, including receipt of additional information from insureds and brokers, the attribution of losses to coverages that had not previously been considered as exposed and inflation in repair costs due to additional demand for labor and materials. In addition to natural peril catastrophes, there was also an increase in large property risk losses globally during 2008 that contributed to higher loss ratios in both the Insurance and Reinsurance segments.

Overall, 2007 and 2006 experienced a lower number of natural catastrophes as compared to 2008, although 2007 did result in an increase in overall natural catastrophe activity and insured losses as compared to 2006. In 2007, six hurricanes formed in the Atlantic region including two Category 5 hurricanes, while other natural catastrophes in 2007 included European windstorms Kyrill and Per/Hanno, California wildfires, floods in the U.K. and Mexico, the Peruvian earthquake and five hurricanes in the Eastern Pacific region. In 2006, there were only five hurricanes in the Atlantic region and more importantly there was no significant insured damage for those hurricanes that did make landfall.

6. Goodwill impairment charge recorded in 2008

Due to the financial market and economic events that occurred in the fourth quarter of fiscal 2008, the Company performed an interim impairment test for goodwill subsequent to its annual testing date of June 30. The interim impairment test resulted in a non-cash goodwill impairment charge of $990.0 million. The charge relates primarily to certain reinsurance units’ goodwill associated with the merger of Mid Ocean Limited (“Mid Ocean”) in 1998. The fair value of the Mid Ocean reporting unit was calculated using the methodologies as described within “Critical Accounting Policies and Estimates” below, and by comparison with similar companies using their publicly traded price multiples as the basis for valuation. For further information, see Item 8, Note 7 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets” and see further discussion under “Critical Accounting Policies and Estimates”.

Other Key Focuses of Management

Throughout the latter part of 2008 and into early 2009, the Company remains focused on, among other things, simplifying the Company’s business model to focus on core property and casualty business and enhancing its enterprise risk management capabilities. Details relating to these initiatives are highlighted below.

Simplify the Company’s Business Model and Enhance Risk Management

In relation to this top management priority, certain initiatives that have taken place or are underway include the following:

•

Focus on P&C Businesses: In order to support the Company’s focus on its dual platform of Insurance and Reinsurance P&C businesses, the Company ceased certain operations that included the closure of the XLFS business unit and reassignment of responsibility for structured indemnity business to either the Insurance segment or Reinsurance segment depending on the underlying nature of the transactions. As noted above, going forward, the Company plans to focus on those lines of business within its insurance and reinsurance operations that provide the best return on capital. As such, the Company will be highly selective on new business, emphasize short-tail lines, where applicable, in the Company’s reinsurance operations, exit other businesses (e.g., Casualty facultative business), non-renew certain insurance programs, as well as continue to reduce long-term agreements (within the insurance operations) in order to capture the benefit of hardening markets. In addition, the Company announced its intention to review strategic opportunities relating to its Life reinsurance business which resulted in the Company selling the renewal rights to its ‘life, accident and health’ business, a relatively small block of business, in late 2008. The Company continues to explore various strategic options for its annuity book, the mortality and critical illness book and as well for its U.S. life reinsurance business.

•

Enterprise Risk Management: The Company is focused on enhancing its risk management capabilities throughout all facets of its operations. This initiative is led by the Company’s newly hired Chief Enterprise Risk Officer (“CERO”) as noted below. The CERO is supported by, among others, the Company’s Enterprise Risk Management Committee (the “ERM Committee”) comprised of the most senior risk takers and managers of the Company. The ERM Committee will continue to assist with the efficient identification, assessment, monitoring, and reporting of key risks across the Company. On September 15, 2008, Mr. Jacob D. Rosengarten joined the Company as Executive Vice President and CERO. Mr. Rosengarten reports directly to the Company’s Chief Executive Officer, Michael S. McGavick, and chairs the Company’s ERM Committee. In addition, the Board of Directors has created a special committee of the Board to oversee endeavours in this area.

•

Simplify Investment Portfolio Over Time: In order to reposition the Company’s investment portfolio to one that supports a P&C focused operation, the Company began repositioning the portfolio in 2008 so that a) book value volatility particularly related to credit spreads arising from the portfolio is reduced, b) a reduction in lower rated corporate securities and financial issuers is achieved, c) exposure to CMBS securities is reduced and d) a reduction in asset classes such as subprime, Alt-A and Core CDO’s previously supporting Other Financial Lines activities is achieved. Realignment will be achieved primarily through cash generated from bond maturities and coupon reinvestment, cash flow from business operations as well as certain opportunistic sales.

Consistent with this strategy, management continued the process of reducing risk in the investment portfolio during the latter part of 2008. Fannie Mae and Freddie Mac preferred positions were sold as well as securities of a number of regional banks and other financial institutions. Most of this was accomplished prior to the Lehman bankruptcy in September 2008 when credit markets became even more disrupted. In addition, management reduced the aggregate sub-prime, Alt A, CMBS and CDO portfolio holdings significantly, through natural cash flows and certain opportunistic sales.

Results of portfolio simplification efforts included a reduction in exposure of $1.6 billion in the CMBS portfolio, as well as reducing the aggregate corporate portfolios by $1.2 billion during 2008. The Company also reduced its risk exposure to alternative investments by approximately $0.8 billion during 2008 in response to adverse market conditions and ongoing efforts to reduce the risk within its investment portfolio. As well, following the charge of $400.0 million recorded during the fourth quarter of 2008 relating to impaired assets that the Company could no longer assert its intent to hold to recovery, the Company expects to be able to accelerate its investment portfolio risk reduction exercise during 2009.

Management further reduced interest rate risk exposure during 2008 by shortening the duration of the portfolio supporting the U.S. property and casualty operations by 0.6 years. Cash and government agency holdings were increased by approximately $2.4 billion to approximately $13.2 billion representing approximately 41.2% of the fixed income portfolio at December 31, 2008.

•

Reduction of Expenses to Reflect Simplified Business: In light of the changes in business strategy noted above and in response to expense pressure from softening market conditions and other significant market events which impacted the Company throughout 2008, the Company implemented in the third quarter of 2008 and subsequently in the first quarter of 2009, expense reduction initiatives designed to streamline certain of its processes and functions and reduce the Company’s expense across all major geographic locations, with primary emphasis on corporate functions. The Company recorded restructuring charges totaling $50.8 million during the year ended December 31, 2008. In 2009, the Company expects to record an additional $1.9 million of restructuring charges associated with the restructuring efforts announced in the third quarter of 2008 and approximately $60 million to $80 million associated with the restructuring efforts announced in the first quarter of 2009. Restructuring charges relate mainly to employee termination benefits as well as certain asset writeoffs and ceasing to use certain leased property.

Capital Management

Fundamental to supporting the Company’s business model is its ability to underwrite business, which is largely dependent upon the quality of its claims paying and financial strength ratings as evaluated by independent rating agencies. As a result, in the event that the Company is further downgraded, its ability to write business as well as its financial condition and/or results of operations, could be materially adversely affected. See Item 1, “Business – Ratings” for further information regarding recent rating actions by the various rating agencies, as well as details regarding the Company’s financial strength and debt ratings.

In relation to the Company’s capital position, several activities occurred throughout 2008 and early 2009, including the following:

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

•

In addition to the payments to Syncora, the Company used the net proceeds from the offerings for general corporate purposes, and the redemption of X.L. America, Inc.’s $255 million 6.58% Guaranteed Senior Notes due April 2011 (the “6.58% Notes”) and capital funding of certain of the Company’s subsidiaries.

•

Concurrent with the closing of the Master Agreement, the Company exercised the put option under its Mangrove Bay contingent capital facility entered into in July 2003 resulting in net proceeds to the Company of approximately $500.0 million in exchange for the issuance by the Company of 20,000,000 redeemable Series C Preference Ordinary Shares. On February 27, 2009, the Company initiated a cash tender offer for all of the outstanding Series C Preference Shares. See “ – Capital Resources” below for further details relating to the redeemable Series C Preference Ordinary Shares.

•

In July 2008, the Board of Directors approved a reduction in the quarterly dividend payable on the Company’s Class A Ordinary Shares to $0.19 per ordinary share beginning with the quarterly dividend paid in September 2008. In addition, in February 2009, the Board of Directors approved a further reduction in the quarterly dividend payable on the Company’s Class A Ordinary Shares to $0.10 per ordinary share beginning with the quarterly dividend payable in March 2009.

•

Following the settlement of the purchase contracts associated with the 7.0% Units in February 2009, the Company issued 11,461,080 Shares for net proceeds of approximately $743.1 million, which was used to retire the senior notes previously due February 2011 which had a fixed coupon of 5.25% (the “2011 Senior Notes”).

Other capital management initiatives undertaken in 2008 included the following:

•

Upon expiration of the Company’s quota share reinsurance treaty with Cyrus Re which reduced the Company’s catastrophe exposures, the Company, effective January 1, 2008, entered into a quota share reinsurance treaty with a newly-formed Bermuda reinsurance company, Cyrus Re II. Pursuant to the terms of the quota share reinsurance treaty, Cyrus Re II assumed a 10% cession of certain lines of property catastrophe reinsurance and retrocession business underwritten by certain operating subsidiaries of the Company for business that incepted between January 1, 2008 and July 1, 2008. In connection with such cessions, the Company paid Cyrus Re II reinsurance premium less a ceding commission, which included a reimbursement of direct acquisition expenses incurred by the Company as well as a commission to the Company for generating the business. The quota share reinsurance treaty also provided for a profit commission payable to the Company. Following the Company’s evaluation of its exposures and the current market conditions, Cyrus Re II was canceled and not renewed at December 31, 2008.

•

In the second quarter of 2008, the Company purchased additional reinsurance including several tranches of industry loss warranty contracts attaching at various levels. Such industry loss warranty contracts were short-term in nature and are not considered to be a permanent component of the Company’s long-term risk management strategy. In relation to catastrophe risk management, the Company considers the loss of capital due to a single large event and the loss of capital that would occur from multiple (but potentially smaller) events in any given year. The Company imposes a limit to catastrophe risk from any single loss in a given region/peril at a 1% exceedance probability. The Company manages its limits to a catastrophe risk from a single loss in a given peril/region at a 1% exceedance probability. Tier 1 limits which include natural catastrophes and other realistic disaster scenarios are targeted at a level not to exceed 15% of tangible shareholders equity, where Tier 2 limits, which include pandemic, longevity and country risk, are established at no more than half of Tier 1 limits. These target limits are established by a combination of commercially available models, internally developed probable maximum loss estimates and the judgment of management.

In addition to the above noted key priorities of the Company, other key focuses of management during the year ended December 31, 2008 included the following:

Operational Transformation Program

In 2008, the Company announced the commencement of a multiple year operational transformation program (the “Program”) within the Company’s Insurance segment that involved the planned transformation of numerous business processes and technology systems into a unified global architecture. However, in January 2009, following a review of this initiative and in light of the current economic climate, the Company refined the scope of the Program to focus on enhancing claims capabilities to strengthen and support the Insurance segment’s global claims operations.

Evaluation of the Impact of Credit Market Volatility on Core Underwriting Operations

In addition to the evaluation of the impact of the distressed credit and sub-prime markets on the Company’s investment portfolio, as discussed above, management has also completed detailed assessments of the exposure to these credit related issues in the core P&C insurance and reinsurance businesses, in particular the Insurance segment professional lines portfolio exposures through D&O and E&O policies. Actual policy notices as well as potential further notice activity that could arise from insureds that have been linked to sub-prime related matters are monitored on a monthly basis. Such notice activity is considered in establishing loss and loss expense reserves at each period end. In the Insurance segment, the Company has received a total of 56 policy notices associated with the 2007 report year and 71 policy notices associated with the 2008 report year. For 2007, 54% of gross limits are side-A and for 2008, 41% are side-A (direct coverage of directors and officers only).

During the reserve review process in the first quarter of 2008, the loss ratio for the 2008 reporting year was established to provide a provision for clash-type events such as the sub-prime crisis was increased by approximately 5 points over the 2007 clash loss ratio. This increase applied to standard professional lines including D&O, E&O and Fiduciary exposures where the sub-prime related notice activity has been concentrated. Notice activity during the remainder of 2008 was in line with expectations and no further adjustment was made to the loss ratio established in the first quarter. While loss reserves for professional lines in the 2007 and prior report years have developed favorably in the aggregate during 2008, it should be noted that included within this favorable development is strengthening of the 2007 report year reserves due to the uncertainty associated with sub-prime and credit-related notice activity.

Minor adjustments were made to the current year loss ratios and prior year reserves in the Reinsurance segment professional lines portfolio during the year ended December 31, 2008, reflecting updated claim activity. Such adjustments had less than a one point impact on the year-to-date loss ratio for the segment and the reserve strengthening in more recent underwriting years was more than offset by favorable development on older underwriting years within professional lines. Global credit events have also had an impact on the trade credit portfolio written in the European reinsurance operations and this is reflected in the 2008 loss ratios.

Foreign Exchange Exposure

In the normal course of business, the Company is exposed to foreign exchange fluctuations on various items on its financial statements, in particular investments, future policy benefit reserves and unpaid losses and loss expenses. This exposure also exists on certain inter-company balances, which are eliminated for consolidation purposes. The Company attempts to manage this economic exposure through matching foreign currency denominated liabilities with foreign currency denominated assets. While unrealized foreign exchange gains and losses on underwriting balances may be in certain instances reported in earnings, the offsetting unrealized gains and losses on invested assets are recorded as a separate component of shareholders’ equity, to the extent that the asset currency does not match that entity’s functional currency. This results in an accounting mismatch that will result in foreign exchange gains or loss in the consolidated statements of income depending on the movement in certain currencies. Management continues to focus on attempting to limit this type of exposure in the future.

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

(a)	Case reserves – reserves for reported losses and loss expenses that have not yet been settled; and

(b)	IBNR losses.

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

With respect to the Company’s insurance operations, the Company is notified of insured losses and records a case reserve for the estimated amount of the settlement, if any. The estimate reflects the judgment of claims personnel based on general reserving practices, the experience and knowledge of such personnel regarding the nature of the specific claim and, where appropriate, advice of legal counsel. Reserves are also established to provide for the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process. With respect to the Company’s reinsurance operations, case reserves for reported claims are generally established based on reports received from ceding companies. Additional case reserves may be established by the Company to reflect the estimated ultimate cost of a loss. The uncertainty in the reserving process for reinsurers is due, in part, to the time lags inherent in reporting from the original claimant to the primary insurer to the reinsurer. As a predominantly broker market reinsurer for both excess-of-loss and proportional contracts, the Company is subject to a potential additional time lag in the receipt of information as the primary insurer reports to the broker who in turn reports to the Company. As of December 31, 2008, the Company did not have any significant backlog related to its processing of assumed reinsurance information.

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

While the reliance on loss reports from ceding companies may increase the level of uncertainty associated with the estimation of total loss reserves for property reinsurance relative to direct property insurance, there are several factors which serve to reduce the uncertainty in loss reserve estimates for property reinsurance. First, for large natural catastrophe events such as Hurricane Ike, aggregate limits in property catastrophe reinsurance contracts are generally fully exhausted by the loss reserve estimates. Second, as a reinsurer, the Company has access to information from a broad cross section of the insurance industry. The Company utilizes such information in order to perform consistency checks on the data provided by ceding companies and is able to identify trends in loss reporting and settlement activity and incorporate such information in its estimate of IBNR reserves. Finally, the Company also supplements the loss information received from cedants with loss estimates developed by market share techniques and/or from third party catastrophe models applied to exposure data supplied by cedants.

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

The pattern of loss emergence is determined using actuarial analysis, including judgment, and is based on the historical patterns of the recording of paid and reported losses by the Company, as well as industry information. Information that may cause historical patterns to differ from future patterns is considered and reflected in expected patterns as appropriate. For property, marine and aviation insurance, losses are generally reported within 2 to 3 years from the beginning of the accident year. For casualty insurance, loss emergence patterns can vary from 3 years to over 20 years depending on the type of business. For other insurance, loss emergence patterns fall between the property and casualty insurance. For reinsurance business, loss reporting lags the corresponding insurance classes by at least one quarter due to the need for loss information to flow from the ceding companies to the Company generally via reinsurance intermediaries. Such lags in loss reporting are reflected in the actuary’s selections of loss reporting patterns used in establishing the Company’s reserves.

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

Discontinued asbestos and long-tail environment business had been previously written by NAC Re Corp. (now known as XL Reinsurance America Inc.), prior to its acquisition by the Company. As at December 31, 2008, total gross unpaid losses and loss expenses in respect of this business represented less than 1% of unpaid losses and loss expenses.

Except for certain workers’ compensation liabilities (including long-term disability), the Company does not discount its unpaid losses and loss expenses. The Company utilizes tabular reserving for workers’ compensation unpaid losses that are considered fixed and determinable. For further discussion see the Consolidated Financial Statements.

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

The Company’s net unpaid losses and losses expenses (excluding, in 2007, financial guarantee reserves related to reinsurance agreements with Syncora that are recorded within “Net loss from operating affiliates”) relating to the Company’s operating segments at December 31, 2008 and 2007 was as follows:

(U.S. dollars in millions)	December 31, 2008	December 31, 2007
Insurance	$11,126	$11,138
Reinsurance	6,559	7,053

Net unpaid loss and loss expense reserves	$17,685	$18,191

(U.S. dollars in millions)	Net Unpaid Losses and Loss Expenses as at December 31, 2008
	Case Reserves	IBNR Reserves	Total Reserves
Insurance
Casualty – professional lines.	$1,558	$2,764	$4,322
Casualty – other lines	1,551	2,190	3,741
Property catastrophe (1)	9	14	23
Other property	482	119	601
Marine, energy, aviation, and satellite	635	534	1,169
Other specialty lines (2)	341	500	841
Other (3)	233	146	379
Structured Indemnity	(7)	57	50

Total	$4,802	$6,324	$11,126

Reinsurance
Casualty (4)	$1,715	$2,427	$4,142
Property catastrophe (1)	157	148	305
Other property	535	427	962
Marine, energy, aviation, and satellite	443	72	515
Other (3)	256	301	557
Structured Indemnity	–	78	78

Total	$3,106	$3,453	$6,559

TOTAL	$7,908	$9,777	$17,685

(U.S. dollars in millions)	Net Unpaid Losses and Loss Expenses as at December 31, 2007 (5)
	Case Reserves	IBNR Reserves	Total Reserves
Insurance
Casualty – professional lines	$1,563	$2,386	$3,949
Casualty – other lines	1,644	2,371	4,015
Property catastrophe (1)	22	28	50
Other property	406	154	560
Marine, energy, aviation, and satellite	649	558	1,207
Other specialty lines (2)	308	434	742
Other (3)	285	189	474
Structured Indemnity	54	87	141

Total	$4,931	$6,207	$11,138

Reinsurance
Casualty (4)	$1,966	$2,642	$4,608
Property catastrophe (1)	122	131	253
Other property	543	447	990
Marine, energy, aviation, and satellite	488	33	521
Other (3)	297	296	593
Structured Indemnity	–	88	88

Total	$3,416	$3,637	$7,053

TOTAL	$8,347	$9,844	$18,191

(1)

Property and catastrophe IBNR includes event specific reserves for losses that the Company’s insureds and cedants have informed the Company they expect to incur but have not yet had reported known claims.

(2)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, specie, middle markets and excess and surplus lines.

(3)	Other includes credit and surety, whole account contracts and other lines.

(4)	Within the Reinsurance segment, casualty-other and casualty-professional lines of business are shown in the aggregate.

(5)	Certain reclassifications have been made to conform to current year presentation.

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

The following table shows the recorded estimate and the high and low ends of the range of the Company’s net unpaid losses and loss expenses (excluding, in 2007, financial guarantee reserves related to reinsurance agreements with Syncora that are recorded within “Net loss from operating affiliates”) for each of the lines of business noted above at December 31, 2008:

(U.S. dollars in millions)	Net Unpaid Losses and Loss Expenses Recorded as at December 31, 2008	Range of Net Unpaid Losses & Loss Expenses Estimated as at December 31, 2008	Range of Net Unpaid Losses & Loss Expenses Estimated as at December 31, 2008
		High	Low
Insurance
Casualty – professional lines	$4,322	$4,828	$3,838
Casualty – other lines.	3,741	4,221	3,284
Property catastrophe (1)	23	26	20
Other property	601	689	517
Marine, energy, aviation, and satellite.	1,169	1,260	1,080
Other specialty lines (2)	841	914	771
Other (3)	379	432	329

Total (5)	$11,076	$12,053	$10,131

Reinsurance
Casualty (4)	$4,142	$4,554	$3,759
Property catastrophe (1)	305	356	257
Other property	962	1,061	872
Marine, energy, aviation, and satellite.	515	591	445
Other (3)	557	646	479

Total (5)	$6,481	$7,005	$5,989

Structured Indemnity (5)	$128

Total	$17,685

(1)	Property and catastrophe IBNR includes event specific reserves for losses that the Company’s insureds and cedants have informed it they expect to incur but have not yet had reported known claims.

(2)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, and excess and surplus lines.

(3)	Other includes credit and surety, whole account contracts and other lines.

(4)	Within the Reinsurance segment, casualty-other and casualty-professional lines of business are shown in the aggregate.

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

Actual development of recorded reserves as of December 31, 2007 during 2008 was within the estimated reserve range.

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

The Company’s methodology in 2008 for calculating reserve ranges around its single point reserve estimate is consistent with that used in 2007. The Company modeled a statistical distribution of potential reserve outcomes over a one year run-off period for each of the approximately 35 lines of business. In doing so the Company evaluated a number of alternative models, and for each line of business the Company’s actuaries selected the one deemed to be most appropriate. Factors affecting this decision included an assessment of the model fit, availability and relevance of data and the impact of changes in business mix. The Company used the modeled statistical distribution to calculate an 80% confidence interval for the potential reserve outcomes over this one year run-off period. The high and low end points of the ranges set forth in the above table are such that there is a 10% modeled probability that the reserve will develop higher than the high point and a 10% modeled probability that the reserve will develop lower than the low point.

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

Reserve volatility was analyzed for each line of business (excluding structured indemnity) within each of the Reinsurance and Insurance segments using the Company’s historical data supplemented by industry data. These ranges were then aggregated to the lines of business shown above taking into account correlation between lines of business. The practical result of the correlation approach to aggregation is that the ranges by line of business disclosed above, are narrower than the sum of the ranges of the individual lines of business. Similarly, the range for the Company’s total reserves in the aggregate, is narrower than the sum of the ranges for the lines of business disclosed above.

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

See further discussion under “ – Segments” below for prior year development of loss reserves.

Financial Guarantee Loss Reserving

The Company had reserves for financial guarantee insurance contracts of $14.5 million and $427.4 million, respectively, recorded within “Unpaid Losses and Loss Expenses”, at December 31, 2008 and December 31, 2007, respectively. At December 31, 2007 the most significant financial guarantee exposures were related to the Company’s reinsurance agreements with Syncora and its subsidiaries. Following the closing of the Master Agreement, the Company’s financial guarantee exposures associated with Syncora were eliminated, with the exception of the guarantee of Syncora’s obligations under certain policies with European Investment Bank which are not subject to FASB Statement of Financial Accounting Standards No. 163 “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FAS 60” (“FAS 163”), which is effective January 1, 2009.

As of December 31, 2008, the Company’s outstanding financial guarantee contracts that were subject to FAS 163 included the reinsurance of 48 financial guarantee contracts with total insured contractual payments outstanding of $936.6 million ($798.5 million of principal and $138.1 million of interest) with a remaining weighted-average contract period of 7.9 years. The total gross claim liability and unearned premiums recorded at December 31, 2008 were $14.5 million and $3.1 million, respectively. Of the contractual exposure existing at December 31, 2008, the Company has reinsured $360.5 million with a third party. There are no gross claim liabilities or recoverables recorded relating to this exposure. Surveillance procedures to track and monitor credit deteriorations in the insured financial obligations are performed by the primary obligors for each transaction on the Company’s behalf. Information regarding the performance status and updated exposure values is provided to the Company on a quarterly basis and evaluated by management in recording claims reserves. Of the 48 contracts noted above, 5 contracts with total insured contractual payments outstanding of $18.4 million had experienced an event of default and were considered by the Company to be non-performing at December 31, 2008, while the remaining 43 contracts were considered to be performing at such date.

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

In addition to case basis reserves, the Company maintains an unallocated loss reserve for expected losses inherent in the Company’s in-force business (consisting of both financial guarantee insurance and reinsurance business) that is expected to emerge in the future. The unallocated loss reserves represent the Company’s estimated ultimate liability from claims expected to be incurred in the future under in-force insured and reinsured policies less outstanding case basis reserves and cumulative paid claims to date on such policies.

Unpaid losses and loss expenses recoverable

The recognition of unpaid losses and loss expenses recoverable requires two key judgments. The first judgment involves the Company’s estimation of the amount of gross IBNR to be ceded to reinsurers. Ceded IBNR is generally developed as part of the Company’s loss reserving process and consequently, its estimation is subject to similar risks and uncertainties as the estimation of gross IBNR (see “Critical Accounting Policies and Estimates – Unpaid losses and loss expenses and unpaid loss and loss expense recoverable”). The second judgment involves the Company’s estimate of the amount of the reinsurance recoverable balance that the Company will ultimately be unable to recover from related reinsurers due to insolvency, contractual dispute, or for other reasons. Amounts estimated to be uncollectible are reflected in a bad debt provision that reduces the reinsurance recoverable balance and shareholders’ equity. Changes in the bad debt provision are reflected in net income. See Item 8, Note 13 to the Consolidated Financial Statements, “Reinsurance”, for further information.

The Company uses a default analysis to estimate uncollectible reinsurance. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral, estimated recovery rates and default factors used to determine the portion of a reinsurer’s balance deemed uncollectible. The definition of collateral for this purpose requires some judgment and is generally limited to assets held in trust, letters of credit, and liabilities held by the Company with the same legal entity for which the Company believes there is a right of offset. Default factors require considerable judgment and are determined using the current rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions.

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

Claims and expenses for individual policies within these annuity reinsurance contracts are projected over the lifetime of the contract to calculate a net present value of future cash flows. Assumptions for each element of the basis (mortality, expenses and interest) are determined at the issue of the contract and these assumptions are locked-in throughout the term of the contract unless a premium deficiency exists. The assumptions are best estimate assumptions plus provisions for adverse deviations on the key risk elements (i.e., mortality and interest). Provisions for adverse deviation are designed to cover reasonable deviations from the best estimate outcome of the contract. As the experience on the contracts emerges, the assumptions are reviewed. This occurs at least annually and includes both an analysis of experience and review of likely future experience. If such review would produce reserves in excess of those currently held then lock-in assumptions will be revised and a loss recognized. During the years ended December 31, 2008, 2007 and 2006, there were no adjustments to the locked-in assumptions for these annuity reinsurance contracts.

The future policy benefit reserves for these annuity portfolio reinsurance contracts amounted to $4.4 billion and $5.8 billion at December 31, 2008 and 2007 respectively. The Company holds the investment assets backing these liabilities. These investments are primarily fixed income securities with maturities that closely match the expected claims settlement profile. A 0.1% decrease in the investment yield assumption would result in approximately a $28 million increase in the value of future claims related to annuity portfolio reinsurance.

As stated above, the future policy benefit reserves include provisions for adverse deviation in excess of best estimate assumptions that amounted to approximately $178 million and $410 million at December 31, 2008 and 2007, respectively. The future policy benefit reserves would only be increased if these provisions for adverse deviation became insufficient in the light of emerging claims experience. The present value of future claims would increase by approximately $17 million if mortality rates were to decrease by 1% in all future years, relative to the reserving assumptions.

The Company also provides reinsurance of disability income protection, for an in-force block of business. The future policy benefit reserves for these contracts amounted to approximately $97 million and $90 million at December 31, 2008 and 2007, respectively. Future policy benefit reserves are established in accordance with the provisions of FAS 60, including the lock-in of assumptions at inception with periodic review against experience. The liabilities relate to in-force blocks of business, comprising underlying insurance policies that provide an income if the policyholder becomes sick or disabled. The liabilities are therefore driven mainly by the rates at which policyholders become sick (where sickness is defined by the policy conditions) and by the rates at which these policyholders recover or die. A 1% increase in the incidence rate would increase the value of future claims by approximately $1.6 million, while a 1% decrease in the termination rate would increase the value of future claims by approximately $3.0 million. While no changes to the locked-in assumptions were made in 2007, following a review of claim termination experience in 2008, the reserving assumptions were revised, resulting in a reduction in income of $10.0 million during the year.

The Company also provides reinsurance of term assurance and critical illness policies written in the U.K., Ireland and the US. The future policy benefit reserves for these contracts amounted to approximately $279 million and $242 million at December 31, 2008 and 2007, respectively. Future policy benefit reserves are established in accordance with the provisions of FAS 60, including the lock-in of assumptions at inception with periodic review against experience. The provisions for adverse deviation in these reserves amounted to approximately $25 million and $22 million at December 31, 2008 and 2007, respectively.

The liabilities relate to in-force blocks of business and to treaties accepting new business, comprising underlying insurance policies that provide mainly lump sum benefits if the policyholder dies or becomes sick. For term assurance, the liabilities are therefore driven by the rates of mortality and for critical illness cover, the liabilities are driven predominantly by the rates at which policyholders become sick, where sickness is defined by the treaty conditions (i.e., the morbidity rates). A 1% increase in the mortality rate relative to the reserving assumption would increase the value of future claims by approximately $2.5 million, and a 1% increase in the morbidity rate would increase the value of future claims by approximately $2.0 million.

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

The Company also provided reinsurance of a block of U.S. based term assurance, which was novated to the Company from an insurance affiliate in December 2002. The future policy benefit reserves for these contracts amounted to approximately $254 million and $245 million at December 31, 2008 and 2007, respectively. Future policy benefit reserves are established in accordance with the provisions of FAS 60, including the lock-in of assumptions at inception with periodic review against experience.

The liabilities relate to in-force blocks of business, which are comprised of underlying insurance policies that provide mainly lump sum benefits if the policyholder dies. The liabilities are therefore driven by the rates of mortality, and a 1% increase in the mortality rate relative to the reserving assumption would increase the value of future claims by approximately $9 million. The liabilities are also affected by lapse experience, and a 1% decrease in lapse rates relative to the reserving assumption would increase the reserve by approximately $1.5 million. While no changes to the locked-in assumptions were made in 2008, following a review of mortality and lapse experience in 2007, the locked-in assumptions were revised, resulting in a reduction in income of $25.4 million during the year.

For further information see Item 8, Note 15 to the Consolidated Financial Statements, “Future Policy Benefit Reserves.”

3) Deposit Liabilities

The Company’s deposit liabilities at December 31, 2008 reflect obligations assumed under funding agreements, payment undertaking agreements and certain structured insurance and reinsurance agreements. Previously, deposit liabilities included GICs; however, based on the terms and conditions of the underlying GICs, upon the downgrade of Syncora Guarantee below certain ratings levels, all or portions of outstanding principal balances on such GICs would come due. Throughout 2008, several rating agencies downgraded Syncora and its subsidiaries and as a result, the Company settled, during 2008, all of the GIC liabilities. For existing deposit liability contracts at December 31, 2008, the Company establishes a deposit liability equal to the net cash received at inception. Each deposit liability accrues at a rate equal to the internal rate of return of the payment receipts and obligations due during the life of the agreement. Where the timing and/or amount of future payments are uncertain, cash flows reflecting the Company’s actuarially determined best estimates are utilized. The ultimate size of underlying losses, the impact of the contractual limits upon settlement of such losses, and the impact of the underlying loss settlement process on the timing of payments are considered as appropriate. Where uncertainty is present, an increase in the ultimate claims cost or accelerated claims settlement would potentially lead to an increase in the deposit liability accretion rate or lead to incurred losses if significant. The interest expense reported due to the accretion of deposit liabilities associated with structured insurance and reinsurance contracts was $74.8 million, $76.6 million and $37.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. For some of the Company’s deposit liabilities, the accretion rate is recorded at its contractual maximum level. For all other contracts, a 1% increase in the average accretion rate would result in an increase in deposit liabilities and interest expense by $23.7 million on an annualized basis. See Item 8, Note 14 to the Consolidated Financial Statements, “Deposit Liabilities.”

4) Derivative Instruments

With regards to derivative instruments, the Company conducts activities mainly in investment-related derivative instruments, which may include credit derivatives. In addition, outside of the Company’s investment portfolio, the Company previously wrote credit derivatives and weather and energy derivatives. The estimate of fair value for credit derivatives and weather and energy derivatives requires management’s judgment. These two activities are discussed below:

a) Credit Derivatives

Credit derivatives are purchased within the Company’s investment portfolio, have been sold through a limited number of contracts written as part of the Company’s previous XL Financial Solutions business, and were previously entered into through the Company’s prior reinsurance agreements with Syncora, as described below. From time to time, the Company may purchase credit default swaps to hedge an existing position or concentration of holdings. The credit derivatives are recorded at fair value. Following the secondary sale of Syncora common shares, the Company retained some credit derivative exposures written by Syncora and certain of its subsidiaries through reinsurance agreements that had certain derivatives exposures embedded within them. Subsequent to June 6, 2007, the Company received Syncora related derivative fair values from Syncora management and reviewed the methodology applied in developing those estimates. In addition, the change in value of the derivative portion of the financial guarantee reinsurance agreements the Company had with Syncora was included in “Net (loss) income from operating affiliates.” Following the closing of the Master Agreement which terminated certain reinsurance and other agreements, these credit derivative exposures were eliminated by virtue of the commutation of the relevant reinsurance agreements. As of December 31, 2008, the remaining credit derivative exposure outside of the Company’s investment portfolio consisted of 23 contracts written by the Company that provide credit protection on senior tranches of structured finance transactions with total net par values outstanding of $639.5 million, a weighted average contractual term to maturity of 5.7 years, a total liability recorded of $28.6 million, and an average rating of AA on the underlying obligations. As of December 31, 2008, there have been no reported events of default on the underlying obligations.

See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” for sensitivity analysis and Item 8, Note 17 to the Consolidated Financial Statements, “Derivative Instruments.”

b) Weather and Energy Derivatives

The fair value of previously written weather and energy derivatives is determined through the use of quoted market prices where available. Where quoted market prices are unavailable, the fair value is estimated using available market data and internal pricing models using consistent statistical methodologies. Estimating fair value of instruments that do not have quoted market prices requires management’s judgment in determining amounts that could reasonably be expected to be received from, or paid to, a third party in settlement of the contracts. The amounts could be materially different from the amounts that might be realized in an actual sale transaction. Fair values are subject to change in the near-term and reflect management’s best estimate based on various factors including, but not limited to, actual and forecasted weather conditions, changes in commodity prices, changes in interest rates and other market factors. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” for sensitivity analysis and Item 8, Note 17 to the Consolidated Financial Statements, “Derivative Instruments.”

5) Other Than Temporary Declines in Investments

The Company’s process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors. These primary factors include (i) the time period during which there has been a significant decline in value, (ii) an analysis of the liquidity, business prospects and financial condition of the issuer, (iii) the significance of the decline, (iv) an analysis of the collateral structure and other credit support, as applicable, of the securities in question, (v) expected future interest rate movements, and (vi) the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. In addition, EITF 99-20 requires that OTTI for certain asset backed and mortgage backed securities are recognized if the fair value of the security is less than its cost or amortized cost and there has been a decrease in the present value of the expected cash flows since the last reporting period. Where the Company’s analysis of the above factors results in the Company’s conclusion that declines in fair values are other than temporary, the cost of the security is written down to fair value and the previously unrealized loss is therefore realized in the period such determination is made.

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

As mentioned above, the Company considers its intent and ability to hold a security until the value recovers as part of the process of evaluating whether a security’s unrealized loss represents an other than temporary decline. Management reviews any significant sales of securities for a loss to determine if such sale impacts the assertion with respect to the intent and ability to hold to recovery. For further details on management’s assessment of OTTI, see Item 8, Note 9 to the Consolidated Financial Statements, “Investments.” However, this factor on its own does not dictate whether or not the Company recognizes an impairment charge. The Company believes its ability to hold such securities is supported by positive and sufficient cash flow from its operations and from maturities within its investment portfolio in order to meet its claims payment obligations arising from its underwriting operations without selling such investments. In this regard, cash flow from operating activities, excluding the payment to Syncora under the Master Agreement, was $1.3 billion and $2.2 billion in 2008 and 2007, respectively.

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

6) Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company had capitalized net operating tax losses of $301.3 million and $396.9 million against which a valuation allowance of $224.3 million and $204.4 million at December 31, 2008 and 2007, respectively, was established. The Company had capitalized realized and unrealized capital losses of approximately $196.3 million and $134.6 million, respectively, against which a valuation allowance of approximately $327.4 million at December 31, 2008 was established. Included within the capitalized realized losses are $173.7 million of losses arising from the sale of investments to a group company, against which a valuation allowance of $173.7 million has been established. The deferral of benefits from tax losses is evaluated based upon management’s estimates of the future profitability of the Company’s taxable entities based on current forecasts, the character of income and the period for which losses may be carried forward. A valuation allowance may have to be established for any portion of a deferred tax asset that management believes will not be realized. Should the future income of these entities fall below expectations, a further valuation allowance would have to be established, which could be significant. In addition, if any further losses are generated by these entities, these losses may not be tax affected.

For further information see “ – Other Revenues and Expenses” and Item 8, Note 25 to the Consolidated Financial Statements, “Taxation.”

7) Goodwill and Other Intangible Assets

The Company has recorded goodwill in connection with various acquisitions in prior years. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In accordance with FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), the Company tests goodwill for potential impairment annually as of June 30 and between annual tests if an event occurs or circumstances change that may indicate that potential exists for the fair value of a reporting unit to be reduced to a level below its carrying amount. The Company tests for impairment at the reporting unit level, which is generally one level below its business segments. The Company evaluates goodwill for impairment using the two-step process prescribed in FAS 142. The first step is to identify potential impairment by comparing the fair value of a reporting unit to the estimated book value, including goodwill. The fair value of each reporting unit is derived based upon valuation techniques and assumptions the Company believes market participants would use to value the business. The estimated fair values of the reporting units are generally determined utilizing methodologies that incorporate discounted cash flow analyses, price-to-net- tangible-book, and price-to-earnings multiples of certain comparable companies. The Company derives the net book value of its reporting units by estimating the amount of shareholders’ equity required to support the activities of each reporting unit. If the estimated fair value of a reporting unit exceeds the estimated book value, goodwill is not considered impaired. If the book value exceeds the estimated fair value, the second step of the process is performed to measure the amount of impairment.

The Company completed its annual goodwill impairment testing, as of June 30, 2008 and June 30, 2007, which did not result in any goodwill impairment. However, due to the financial market and economic events that occurred in the fourth quarter of fiscal 2008, the Company performed an interim impairment test for goodwill subsequent to its annual testing date of June 30. The interim impairment test resulted in a non-cash goodwill impairment charge of $990.0 million. The charge relates primarily to certain reinsurance units’ goodwill associated with the merger of Mid Ocean in 1998. The fair value of the Mid Ocean reporting unit was calculated using the methodologies noted above and by comparison with similar companies using their publicly traded price multiples as the basis for valuation.

Other intangible assets include licenses of certain subsidiaries of the Company in various jurisdictions that allow such subsidiaries to write insurance and/or reinsurance business. These intangible assets are carried at or below estimated fair value and consistent with goodwill, are tested on an annual basis for impairment, or more frequently, if circumstances indicate that a possible impairment has occurred. Consistent with goodwill, there are many assumptions and estimates underlying the fair value calculation. Principally, the Company identifies the business entity that the intangible asset is attributed to, and reviews historical and forecasted performance and other underlying factors affecting such analysis, including market conditions, premium rates and loss trends. Other assumptions used could produce a significantly different result which may result in a change in the value of the intangible asset and related amortization charge in the Consolidated Statement of Income. Based on the current expectations of profitability, an impairment charge would only be recognized in the event of a significant decline in the expected profitability of those operations where such intangible assets are applicable.

After recording the impairments as described above, the Company has goodwill of $824.8 million remaining as at December 31, 2008, of which $426.7 million relates to the Company’s Insurance segment while $398.1 million relates to the Company’s Reinsurance segment.

For further information, see Item 8, Note 7 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets.”

8) Reinsurance Premium Estimates

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

The amount of premiums receivable related to the Company’s reinsurance operations amounted to $1.7 billion as at December 31, 2008.

A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, are not currently due based on the terms of the underlying contracts. Management reviews the premiums receivable balance at least quarterly and provides a provision for amounts deemed to be uncollectible. The Company recorded a provision for uncollectible premiums receivable related to its reinsurance operations at December 31, 2008 of $19.0 million.

The amount of proportional and excess of loss reinsurance gross premiums written and gross acquisition expenses recognized by the Company’s reinsurance operations for each line of business for the years ended December 31, 2008, 2007 and 2006 was as follows:

(U.S. dollars in thousands)	December 31, 2008		December 31, 2007		December 31, 2006
	Gross Premiums Written	Gross Acquisition Expenses	Gross Premiums Written	Gross Acquisition Expenses	Gross Premiums Written	Gross Acquisition Expenses
Proportional Contracts:
Property catastrophe	$–	$–	$–	$–	$–	$–
Casualty – other lines	47,791	16,777	133,444	52,062	370,780	59,274
Casualty – professional lines	62,268	20,772	47,361	23,413	58,533	46,796
Other property	745,244	148,066	739,130	201,170	774,984	205,362
Marine, energy, aviation and satellite	32,935	14,101	47,359	14,981	56,866	11,092
Other (1)	197,418	25,339	222,374	37,177	340,122	72,668
Structured Indemnity	–	–	–	–	–	–

Total Proportional contracts	$1,085,656	$225,055	$1,189,668	$328,803	$1,601,285	$395,192

(U.S. dollars in thousands)	December 31, 2008		December 31, 2007		December 31, 2006
	Gross Premiums Written	Gross Acquisition Expenses	Gross Premiums Written	Gross Acquisition Expenses	Gross Premiums Written	Gross Acquisition Expenses
Excess of loss Contracts:
Property catastrophe	$401,740	$30,688	$475,540	$46,621	$449,312	$39,368
Casualty – other lines	308,932	50,565	409,807	69,133	289,674	6,816
Casualty – professional lines	151,251	29,696	208,919	45,476	239,429	84,063
Other property	202,655	18,096	231,066	21,724	274,875	21,361
Marine, energy, aviation and satellite	86,658	9,191	103,189	11,121	120,061	13,002
Other (1)	22,914	8,792	17,044	2,956	20,216	2,530
Structured Indemnity	671	2,699	28,261	374	71,286	645

Total Excess of loss contracts	$1,174,821	$149,727	$1,473,826	$197,405	$1,464,853	$167,785

(1)	Other includes credit and surety, whole account contracts and other lines.

Segments

The Company is organized into four operating segments: Insurance, Reinsurance, Life Operations, and Other Financial Lines – in addition to a Corporate segment that includes the general investment and financing operations of the Company. The Company’s Insurance and Reinsurance segments are sometimes collectively referred to as “property and casualty” or “P&C operations.”

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

Income Statement Analysis

Insurance

The following table summarizes the underwriting profit (loss) for the Insurance segment:

(U.S. dollars in thousands)	2008	% Change 08 vs 07	2007	% Change 07 vs 06	2006
Gross premiums written	$5,308,914	(2.3)%	$5,434,266	(3.4)%	$5,627,293
Net premiums written	3,984,826	(4.8)%	4,186,855	0.1%	4,185,372
Net premiums earned	3,997,045	(2.9)%	4,116,588	(1.0)%	4,159,323
Fee income and other	42,548	NM *	11,812	(51.6)%	24,425
Net losses and loss expenses.	2,733,344	5.3%	2,594,812	(4.8)%	2,726,847
Acquisition costs	465,044	(3.9)%	484,014	(2.7)%	497,367
Operating expenses	734,749	7.6%	683,108	6.7%	640,470

Underwriting profit	$106,456	(71.0)%	$366,466	14.9%	$319,064
Exchange (gains) losses	$(28,815)	NM *	$29,567	(78.9)%	$140,248
Net results – structured products	$(14,713)	NM *	$(2,480)	NM *	$6,895

*	NM – Not Meaningful

Gross premiums written decreased by 2.3% during the year ended December 31, 2008 compared with 2007, primarily as a result of continued decreases in premium rates as market conditions continued to soften, a reduction in long-term agreements in late 2008, selective non-renewals and to a lesser extent, lost business opportunities associated with rating agency downgrades that occurred in 2008. Such decreases in gross premiums written were primarily within casualty and professional lines of business as well as certain specialty lines including environmental, aerospace and marine portfolios. Partially offsetting these decreases was growth in certain property lines, particularly in the construction book in Europe, as well as excess and surplus and middle market lines and favorable foreign exchange rate movements totaling $108.4 million. Net premiums written decreased by 4.8% during the year ended December 31, 2008 as compared to 2007 primarily as a result of the decrease in gross premiums written described above coupled with an increase in ceded premiums written associated with growth in certain property lines, change in the mix of business including an increase in long-term agreements with higher cession ratios, the impact from the purchase of an adverse development cover associated with a Company owned Lloyd’s syndicate and unfavorable foreign exchange rate impacts of $29.6 million.

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

Net premiums earned decreased by 2.9% in 2008 as compared 2007 and by 1.0% in 2007 as compared to 2006. These decreases were primarily a reflection of the overall reduction of net premiums written over the last 12 to 24 months.

Fee income increased in 2008 as compared to 2007 mainly as a result of higher engineering fee revenue associated with XL GAPS, which formed in late 2007 following the acquisition of GAPS, a loss prevention consulting service provider. Fee income and other decreased in 2007 as compared to 2006, primarily due to a favorable legal settlement recorded in 2006 in relation to a U.K. contract as well as certain foreign exchange adjustments recorded in 2006.

The following table presents the ratios for the Insurance segment for each of the last three years ended December 31:

	2008	2007	2006
Loss and loss expense ratio	68.4%	63.0%	65.6%
Underwriting expense ratio	30.0%	28.4%	27.4%

Combined ratio	98.4%	91.4%	93.0%

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

The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Insurance segment for the last three years ended December 31:

(U.S. dollars in millions)	2008	2007	2006
Property	$(106.0)	$(95.0)	$(94.4)
Casualty and Professional	(214.1)	(139.1)	5.4
Specialty and Other	9.6	76.0	75.8
Structured Indemnity	5.0	—	—

Total	$(305.5)	$(158.1)	$(13.2)

Loss and loss expense ratio excluding prior year development	76.0%	66.9%	65.9%

In addition, the following tables present the prior year (favorable) adverse development of the Company’s gross and net loss and loss expense reserves within the Insurance segment for the last three years ended December 31:

Gross:

(U.S. dollars in millions)	2008	2007	2006
Unpaid losses and loss expense reserves at the beginning of the year	$14,856	$14,528	$14,756
Net (favorable) adverse development of those reserves during the year	(610)	(178)	(371)

Unpaid losses and loss expense reserves re-estimated one year later	$14,246	$14,350	$14,385

Net:

(U.S. dollars in millions)	2008	2007	2006
Unpaid losses and loss expense reserves at the beginning of the year	$11,138	$10,608	$9,950
Net (favorable) adverse development of those reserves during the year	(305)	(158)	(13)

Unpaid losses and loss expense reserves re-estimated one year later	$10,833	$10,450	$9,937

Excluding prior year development, the loss ratio for the year ended December 31, 2008 increased by 9.1 loss percentage points as compared to 2007 with 2.6 points of the loss ratio increase attributable to a higher level of catastrophe losses in the current year, including the impacts of Hurricanes Ike and Gustav, which resulted in net incurred losses in the Company’s Insurance segment of $54.0 million and $10.4 million, respectively, net of reinsurance recoverables and reinstatement premiums. The remainder of the increase in loss ratio was attributable to an increase in loss activity in property, loss activity anticipated for professional lines related to sub-prime and related credit events, premium adjustments booked in the third and fourth quarters as well as the softening rate environment impacting most lines of business.

Net favorable prior year development in the year ended December 31, 2008, totaled $305.5 million, primarily due to reserve releases in certain casualty lines primarily in 2003 to 2006 accident years due to lower than expected reported loss activity and favorable reserve development in global property lines of business as a result of favorable claim development. In addition, net reserve releases resulted from an agreement with Axa/Winterthur of approximately $80.9 million in the fourth quarter of 2008 in regards to certain reinsurance recoverable balances relating to casualty lines and to a lesser extent, certain property lines of business. Offsetting this favorable development was modest reserve strengthening within specialty lines, primarily in the environmental lines of business, as well as strengthening associated with certain structured indemnity contracts. Within the professional lines, reserve releases in the 2003 to 2006 accident years were largely offset by strengthening of reserves in the 2007 year. Gross prior year favorable development for the year ended December 31, 2008 of $609.6 million exceeded the corresponding net favorable development during the same period of $305.5 million, as the impact of reductions in gross reported losses on older years in certain casualty lines was mostly offset by the impact of the reinsurance recoverable component on such losses. In addition, the impact of gross reserve releases in professional and specialty lines was mostly offset by the impact of a reduction in estimated ceded IBNR following reserve reviews in these lines.

For the year ended December 31, 2007, net prior year reserve releases in the Insurance segment consisted of $95.0 million in property and $162.1 million in casualty lines of business, partially offset by net adverse development of $23.0 million, $7.0 million and $69.0 million in certain professional, marine and other lines of business, respectively. Casualty releases relate primarily to the European casualty portfolio in accident years 2002-2005. The professional lines development reflects net adverse prior year development of the Bermuda E&O portfolio and releases from the U.S. and European professional lines portfolios. Strengthening in other insurance lines relates to adverse development in discontinued specialty lines, surety and environmental, partially offset by favorable development in aerospace and political risk. Gross prior year development was also favorable at $177.6 million. Excluding prior year development, the loss ratio increased by 1.0 point partly due to an increase in attritional and catastrophe-related property experience and partly due to softening market conditions primarily in certain specialty lines.

The increase in the underwriting expense ratio in the year ended December 31, 2008, compared to 2007, was due to an increase in the operating expense ratio of 1.8 points (18.4% as compared to 16.6%) and partially offset by a decrease in the acquisition expense ratio of 0.2 points (11.6% as compared to 11.8%). The increase in the operating expense ratio was mainly as a result of a higher headcount which increased compensation, increases in professional fees and the impact of employee termination benefits recorded in the latter half of 2008, against lower net premiums earned. The increase in headcount and professional fees both supported new segment initiatives as well as the formation of XL GAPS in late 2007. Offsetting these increases in 2008 were decreases in performance related compensation. The acquisition expense ratio decreased mainly due to a reduction in foreign excise taxes as a result of a decrease in the cession percentage of an internal quota share from 75% to 50%, lower guarantee fund assessments and the impact of changes in the mix of business written.

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

Foreign exchange gains in the year ended December 31, 2008 and foreign exchange losses in the years ended December 31, 2007 and 2006 were due primarily to the change in the value of the U.S. dollar against certain European currencies including the U.K. Sterling and the Euro on certain inter-company balances.

Net results from structured insurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Results from these contracts for the year ended December 31, 2008, decreased compared to the same period in 2007 mainly due to lower net investment income and higher operating expenses, partially offset by lower interest expense. Net investment income decreased as a result of lower yields earned on investment income while operating expenses increased as a result of costs recorded in the latter half of 2008 associated with employee termination benefits relating to the closure of the XLFS business unit as noted above. Interest expense decreased mainly due to negotiated cancellation of certain contracts in 2008 that resulted in gains totaling $16.3 million and was partially offset by an accretion adjustment recorded during the same period, based on changes in expected cash flows on a structured indemnity contract. Results from these contracts for the year ended December 31, 2007, decreased compared to the same period in 2006 due to an unfavorable accretion adjustment recorded in 2007 based on changes in expected cash flows and the accelerated earnings recorded in 2006 resulting from a commutation. Offsetting these decreases in 2007 was higher net investment income as a result of higher yields and overall larger investment asset balances.

Reinsurance

The following table summarizes the underwriting profit (loss) for this segment:

(U.S. dollars in thousands)	2008	% Change 08 vs 07	2007	% Change 07 vs 06	2006
Gross premiums written	$2,260,477	(15.1)%	$2,663,494	(13.1)%	$3,066,138
Net premiums written	1,753,467	(16.9)%	2,110,865	(11.5)%	2,384,340
Net premiums earned	1,993,206	(13.4)%	2,302,039	(10.5)%	2,570,959
Fee income and other	9,260	NM *	1,698	(63.1)%	4,597
Net losses and loss expenses	1,229,554	(1.2)%	1,244,764	(14.7)%	1,459,309
Acquisition costs	383,136	(20.5)%	482,024	(5.7)%	511,133
Operating expenses	189,027	(8.2)%	205,966	8.1%	190,545

Underwriting profit	$200,749	(45.9)%	$370,983	(10.5)%	$414,569
Exchange (gains)	(170,153)	NM *	(48,219)	12.4%	(42,894)
Net results – structured products	25,694	0.7%	25,520	(29.5)%	36,218

*	NM – Not meaningful

Gross and net premiums written decreased by 15.1% and 16.9%, respectively, in the year ended December 31, 2008 as compared to the same period in 2007. These decreases resulted from the Company declining business due to competitive pressures continuing to drive certain rates below the Company’s acceptable underwriting return levels together with increased client retentions. Partially offsetting these decreases in gross premiums written were favorable foreign exchange rate movements of $55.0 million and increases of $118.4 million associated with a U.S. agricultural program whose rates are tied to commodity prices, which have increased in 2008. Ceded premiums written decreased mainly as a result of the impact of a reduction in property catastrophe cessions to Cyrus Re II of 10% in 2008 as compared to a 35% cession to Cyrus Re throughout 2007, partially offset by ceded premiums totaling $23.3 million associated with the purchase of additional catastrophe loss protection in the form of industry loss warranty covers. However, the overall ceded ratio increased mainly due to lower net retention in 2008 as compared to 2007, mainly due to higher cession ratios associated with the U.S. agricultural program noted above, causing net premiums written to decrease at a higher percentage than gross premiums written.

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

Net premiums earned in the year ended December 31, 2008 decreased 13.4% as compared to the same period in 2007. Net premiums earned in the year ended December 31, 2007 decreased 10.5% as compared to the same period in 2006. The decrease in both 2008 and 2007 was a reflection of the overall reduction of net premiums written over the last three years.

Fee income increased by $7.6 million during 2008 as compared to 2007 mainly as a result of fees associated with capacity utilization with certain Lloyd’s syndicates.

The following table presents the ratios for the Reinsurance segment for the last three years ended December 31:

	2008	2007	2006
Loss and loss expense ratio	61.7%	54.1%	56.8%
Underwriting expense ratio	28.7%	29.8%	27.3%

Combined ratio	90.4%	83.9%	84.1%

The loss and loss expense ratio includes net losses incurred in the current year and any favorable or adverse prior year development of loss reserves held at the beginning of the year.

The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Reinsurance segment for the last three years ended December 31:

(U.S. dollars in millions)	2008	2007	2006
Property and other short-tail lines	$(138.4)	$(188.7)	$(133.0)
Casualty and other	(166.8)	(87.4)	7.3
Structured Indemnity	—	8.8	28.3

Total	$(305.2)	$(267.3)	$(97.4)

Loss and loss expense ratio excluding prior year development	77.0%	65.7%	60.6%

In addition, the following tables present the prior year (favorable) adverse development of the Company’s gross and net loss and loss expense reserves within the Reinsurance segment for the last three years ended December 31:

Gross:

(U.S. dollars in millions)	2008	2007	2006
Unpaid losses and loss expense reserves at the beginning of the year	$8,001	$8,193	$8,704
Net (favorable) adverse development of those reserves during the year	(444)	(260)	(18)

Unpaid losses and loss expense reserves re-estimated one year later	$7,557	$7,933	$8,686

Net:

(U.S. dollars in millions)	2008	2007	2006
Unpaid losses and loss expense reserves at the beginning of the year	$7,053	$7,138	$7,112
Net (favorable) adverse development of those reserves during the year	(305)	(267)	(98)

Unpaid losses and loss expense reserves re-estimated one year later	$6,748	$6,871	$7,014

Excluding prior year development, the loss ratio for the year ended December 31, 2008 increased by 11.3 loss percentage points as compared to the same period in 2007 with 7.7 points attributable to an increase in catastrophe losses occurring during 2008 (12.0 points in 2008 versus 4.3 points in 2007), mainly as a result of the impacts of Hurricanes Ike and Gustav, which resulted in net incurred losses in the Company’s Reinsurance segment of $155.9 million and $12.1 million, respectively, net of reinsurance recoverables and reinstatement premiums. The remaining increase of 3.6 loss ratio points was attributable to the softening rate environment, higher attritional property losses and higher anticipated loss activity in the professional and trade credit portfolios.

For the year ended December 31, 2008, net favorable prior year reserve development included casualty and other lines reserve releases in both European and U.S. casualty and professional portfolios as well as reserve releases associated with the reinsurance-to-close relating to the 2005 year of account on certain Lloyd’s sourced business. In the same period, property and other short-tail lines net favorable development was attributable to most business units globally. Gross prior year favorable development for the year ended December 31, 2008 of $444.3 million exceeded the corresponding net favorable development during the same period of $305.2 million as the impact of favorable loss experience related to a large crop program was mostly offset by the impact of retrocession protection related to this program.

Within the Reinsurance segment, reserve releases of $188.7 million during the year ended December 31, 2007 primarily in property and other short-tail lines of business and $87.4 million in casualty and other lines, was partially offset by adverse prior year development of $8.8 million within the structured indemnity line of business. Releases in the short-tail lines relate primarily to the 2005 and 2006 accident years. The casualty and other lines favorable development of $87.4 million reflects the net result of releases of $121.4 million primarily in the U.S. and non-U.S. casualty portfolios, partially offset by net adverse development of $13.0 million associated with the results of an external review of the Company’s asbestos and environmental reserves and $21.0 million related to a commutation of a stop loss reinsurance agreement. Favorable gross prior year development of $259.7 million was in line with the net development. Excluding prior year development, the loss ratio for the year ended December 31, 2007 increased by 5.1 loss percentage points as compared to the same period in 2006 as a result of higher attritional losses within the property risk book of business as well as losses recorded relating to certain catastrophe losses including European windstorms Kyrill and Per/Hanno, California wildfires and the Peru earthquake.

The decrease in the underwriting expense ratio in the year ended December 31, 2008, as compared with the same period in 2007, was due to a decrease in the acquisition expense ratio of 1.7 points (19.2% compared to 20.9%) and was partially offset by an increase in the operating expense ratio of 0.6 points (9.5% compared to 8.9%). The decrease in the acquisition expense ratio was primarily due to a favorable variance in performance-related commissions in 2008 as compared to 2007. Although operating expenses were lower in the year ended December 31, 2008 as compared to the same period in 2007, the lower level of net premiums earned as noted above caused an increase in the operating expense ratio. The decrease in operating expenses was mainly as a result of a bad debt provision and higher performance related compensation expenses both recorded in 2007 and was partially offset by the impact in 2008 of costs associated with the Company’s restructuring activities as well as administrative expenses associated with the expansion of the Company’s reinsurance operations in Brazil.

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

Foreign exchange gains in the years ended December 31, 2008, 2007 and 2006 were due primarily to the change in the value of the U.S. dollar against certain European currencies including the U.K. Sterling and the Euro on certain inter-company balances and net underwriting liability balances.

Net results from structured reinsurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Results from these products for the twelve months ended December 31, 2008, increased slightly compared to the same period in 2007 mainly due to lower interest expenses associated with a higher accretion rate recorded in 2007 on certain workers’ compensation coverage and were partially offset by lower net investment income. Net investment income decreased mainly as a result of lower yields earned on invested assets in 2008 as compared to 2007 combined with the impact of a lower average investment asset base. Results from these products for the year ended December 31, 2007 decreased compared to the same period in 2006 mainly as a result of a higher accretion rate recorded in

2007 on deposit liabilities relating to certain workers’ compensation coverage and partially offset by higher net investment income in 2007 as a result of an increase in the average size of investment asset balances as a result of new transactions.

Life Operations

In 2008, the Company announced its intention to review strategic opportunities relating to its Life reinsurance business which resulted in the Company selling the renewal rights to its ‘life, accident and health’ business, a relatively small block of business, in late 2008. The Company continues to explore various strategic options for its annuity book, the mortality and critical illness book and as well for its U.S. life business.

The following table summarizes the contribution from this segment:

(U.S. dollars in thousands)	2008	% Change 08 vs 07	2007	% Change 07 vs 06	2006
Gross premiums written	$690,915	(7.0)%	$743,220	8.2%	$686,906
Net premiums written	649,844	(7.0)%	698,693	8.1%	646,608
Net premiums earned	649,851	(7.3)%	701,047	8.4%	646,450
Fee income and other	350	(49.9)%	698	113.5%	327
Claims and policy benefits	769,004	(13.5)%	888,658	10.1%	807,255
Acquisition costs	96,280	5.9%	90,923	21.8%	74,675
Operating expenses	33,178	(4.8)%	34,838	(2.5)%	35,720
Exchange losses (gains)	14,514	NM *	(1,121)	NM *	(8,158)
Net investment income	382,995	(1.9)%	390,227	10.9%	351,935

Contribution from Life Operations	$120,220	52.8%	$78,674	(11.8)%	$89,220

*	NM – Not meaningful

The following table is an analysis of the Life Operations gross premiums written, net premiums written and net premiums earned for the last three years ended December 31:

(U.S. dollars in thousands)	2008			2007			2006
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Other Life	$498,387	$492,346	$492,353	$435,415	$427,337	$429,690	$336,528	$332,555	$332,397
Annuity	192,528	157,498	157,498	307,805	271,356	271,357	350,378	314,053	314,053

Total	$690,915	$649,844	$649,851	$743,220	$698,693	$701,047	$686,906	$646,608	$646,450

While in 2008, the Company’s Life Operations did not assume any new long duration single premium annuity portfolios, gross and net premiums written, net premiums earned and claims and policy benefits in each of the two years ended December 31, 2007 and 2006 included the assumption of the following long duration single premium annuity portfolios:

1. Second quarter of 2007 – one Irish immediate annuity portfolio bound, for which net premium earned totaled $94.6 million.

2. Second and fourth quarters of 2006 – two Irish immediate annuity portfolios bound, for which net premium earned totaled $152.5 million.

The Company acquired cash and investment assets related to the future policy benefit reserves assumed at inception of these large contracts. While the Company may write more of these contracts, the frequency of these transactions will likely continue to be irregular and their sizes will differ from transaction to transaction.

Gross premiums written relating to other life business increased by $63.0 million in the twelve months ended December 31, 2008 as compared to the same period in 2007 mainly due to premium growth in the core underlying book of term assurance and critical illness business of $47.0 million, premium growth in U.S. business of $25.0 million and partially offset by unfavorable foreign exchange rate movements of $16.0 million. In addition, gross premiums written related to short-term life, accident and health business increased by $7.0 million primarily as a result of favorable foreign exchange rate movements and partially by decreases in gross premiums written associated with soft market conditions experienced in 2008. Gross premiums written relating to annuity business decreased by $115.3 million during the year ended December 31, 2008 as compared to the same period in 2007 mainly due to a single Irish immediate annuity contract totaling $94.6 million written during 2007, unfavorable foreign exchange rate movements of $19.3 million and $1.4 million lower premiums from other annuity business which decreases through time as defined by the treaties. Ceded premiums written were roughly consistent with the prior year.

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

Net premiums earned in the year ended December 31, 2008 decreased by 7.3% as compared to the same period in 2007. Net premiums earned in the year ended December 31, 2007 increased 8.4% as compared to the same period in 2006. The decrease in 2008 and the increase in 2007 were consistent with the movements in total gross and net premiums written as described above.

Changes in claims and policy benefit reserves were generally consistent with movements in gross and net premiums written but also included the movement in policy benefit reserves related to other contracts (such as tranches of immediate annuity portfolios) where investment assets were acquired with the assumption of the policy benefit reserves at the inception of the contract. Claims and policy benefit reserves decreased by $119.7 million or 13.5% in the year ended December 31, 2008 as compared to the same period in 2007, primarily as a result of the factors noted above affecting gross and net premiums written, combined with a loss recognition adjustment of $25.4 million recorded in 2007 relating to certain novated blocks of U.S.-based term life mortality reinsurance business and partially offset by higher incurred losses of $11.5 million associated with certain short-term life, accident and health business. Claims and policy benefit reserves increased by $81.4 million or 10.1% in the year ended December 31, 2007 as compared to the same period in 2006 mainly as a result of growth in the underlying block of term assurance and critical illness business increasing losses by $65.2 million, unfavorable foreign exchange rate movements of $52.8 million, a loss recognition adjustment of $25.4 million relating to certain novated blocks of U.S.-based term life mortality reinsurance business, offset by lower losses relating to single premium immediate annuity business of $62.0 million from fewer single premium portfolio contracts bound during the year.

For the twelve months ended December 31, 2008, acquisition costs increased by 5.9% as compared to the same period in 2007, largely as a result of the growth in regular premium business as noted above and partially offset by a favorable profit commission adjustment associated with the short-term life, accident and health business and favorable foreign exchange rate impacts. Operating expenses decreased by 4.8% in the twelve months ended December 31, 2008 as compared to the same period in the prior year mainly due to lower performance-based compensation expenses and a decrease in professional fees as a result of costs recorded in 2007 related to an actuarial loss reserve review.

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

Net investment income is included in the calculation of contribution from Life Operations, as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. Net investment income decreased by $7.2 million or 1.9% in the year ended December 31, 2008, as compared to the same period in 2007 primarily as a result of negative foreign exchange rate impacts and partially offset by higher net investment income associated with growth in the average size of the investment asset balances due to premiums associated with regular premium business. However, it should be noted that as at December 31, 2008, approximately $1.1 billion of the gross unrealized losses on the Company’s investments related to portfolios of Life Operations investment assets primarily as a result of increases in credit spreads during this period, primarily in the U.K. and Euro-zone, and the long duration of the underlying assets. Refer to “Balance Sheet Analysis” below for further discussion of unrealized losses and gains on investments.

Net investment income increased by $38.3 million or 10.9% in 2007 as compared to 2006, primarily as a result of favorable foreign exchange rate movements of $23.9 million and increases in the average size of investment asset balances.

Other Financial Lines

The Other Financial Lines segment is comprised of the funding agreement business and previously, the GIC business. As at December 31, 2007, the Company had approximately $4.0 billion of deposit liabilities associated with GICs which were correspondingly matched with invested assets. Based on the terms and conditions of the underlying GICs, upon the downgrade of Syncora Guarantee (formerly XL Capital Assurance Inc. or “XLCA”), below certain ratings levels, all or portions of outstanding principal balances on such GICs would come due. Throughout 2008, several rating agencies downgraded Syncora and its subsidiaries and, as a result, the Company settled during 2008 all of the GIC liabilities. At December 31, 2008, the remaining balance of funding agreements, excluding accrued interest of $6.6 million, was $600.0 million, with settlements scheduled through to 2010. Management does not expect any significant impact on the Company’s results of operations or liquidity as a result of the maturity of these contracts.

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

For the year ended December 31, 2008, the net results from these structured products were $18.1 million and included net investment income, interest expense and operating expenses of $100.4 million, $72.6 million, and $9.7 million, respectively, while for the year ended December 31, 2007, the net results from these structured products were $48.1 million and included net investment income, interest expense and operating expenses of $389.0 million, $326.4 million, and $14.5 million, respectively. For the year ended December 31, 2006, the net results from these structured products were $34.7 million and included net investment income, interest expense and operating expenses of $341.9 million, $296.9 million, and $10.4 million, respectively. For the year ended December 31, 2008, net investment income, interest expense and operating expenses decreased primarily as a result of a decrease in the average deposit liability balance and the associated asset portfolios as a result of the settlement of the GIC portfolio and certain funding agreements noted above. In addition, operating expenses decreased due to a reduction in compensation expense associated with a lower headcount. While not reported within the contribution from the Other Financial Lines segment, approximately $97.1 million of the reported realized losses on investments during 2008 related to portfolios associated with GICs and funding agreements.

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

Syncora

For further information on Syncora, see “Results of Operations” and “Other Revenues and Expenses” within Management’s Discussion and Analysis of Financial Condition and Results of Operations. In

addition, see Notes 4 and 10 to the Consolidated Financial Statements, “Syncora Holdings Ltd.” and “Investments in Affiliates”, for further information.

Investment Activities

The following table illustrates the change in net investment income from property and casualty operations, net income from investment fund affiliates, net realized (losses) gains on investments, and net realized and unrealized (losses) gains on investment derivative instruments for each of the three years ended December 31:

(U.S. dollars in thousands)	2008	% Change 08 vs 07	2007	% Change 07 vs 06		2006
Net investment income – property and casualty operations (1)	$1,174,856	(8.9)%	$1,289,554	18.2%		$1,090,785
Net (loss) income from investment fund affiliates (2)	(277,696)	NM *	326,007	21.2%		269,036
Net realized (losses) on investments	(962,054)	(59.5)%	(603,268)	NM	*	(116,458)
Net realized and unrealized (losses) gains on investment and other derivative instruments (3)	(73,368)	(32.3)%	(55,451)	NM	*	101,183

(1)	Net investment income relating to property and casualty operations does not include the net investment income related to the net results from structured products.

(2)

The Company records the income related to alternative fund affiliates on a one month lag and the private investment fund affiliates on a three month lag in order for the Company to meet the accelerated filing deadlines.

(3)	For a summary of realized and unrealized gains and losses on all derivative instruments, see Item 8, Note 17 to the Consolidated Financial Statements, “Derivative Instruments.”

*	NM – Not meaningful

Net investment income related to property and casualty operations decreased in the year ended December 31, 2008 as compared to the same period in 2007 due primarily to declining portfolio yields. Portfolio yields decreased as yields earned on investment of cash flows and reinvestment of maturing or sold securities were generally lower than on securities previously held, as prevailing market interest rates, particularly in the U.S., decreased over the last year. As well, the portfolio mix changed as a result of the settlement of the GIC and funding agreements liabilities, as the property and casualty operations assumed a number of the floating rate securities previously held in the Company’s Other Financial Lines segment and as a result is more sensitive to changes in short-term U.S. interest rates as well as increased allocations to lower yielding government, agency and cash securities.

Net investment income related to property and casualty operations increased in 2007 as compared to 2006 due primarily to a higher investment base and increases in the yield of the portfolio. The increase was primarily due to the full 2007 financial year impact of the higher interest rates experienced in the U.S., U.K. and Euro-zone, during the latter part of 2006 and the beginning part of 2007.

Net income from investment fund affiliates includes earnings from the Company’s investments in closed-end investment funds and partnerships and similar vehicles that are equity accounted. The Company’s net loss from investment fund affiliates during the year ended December 31, 2008 reflected negative returns in the Company’s alternative portfolio. Broad-based market declines, combined with extreme volatility, a sharp pull-back in the availability of credit and short sale restrictions implemented by securities market regulators proved highly challenging for the strategies employed by many of the Company’s alternative investment managers as the markets during 2008 were particularly challenging for strategies employed by the Company’s alternative investment managers given the extreme volatility, overall pull back of credit availability, Net income from investment fund affiliates increased in 2007 as compared to 2006 due primarily to exceptional results in the alternative portfolio and as a result of a higher investment asset base

Investment Performance

The Company manages its investment grade fixed income securities using an asset/liability management framework. Due to the unique nature of the underlying liabilities, customized benchmarks are used to measure investment performance and comparison to standard market indices is not meaningful.

Investment performance is not monitored for certain assets primarily consisting of operating cash and special regulatory deposits. The following is a summary of the investment portfolio returns for the years ended December 31, 2008 and 2007 of the asset/liability portfolio and risk asset portfolios:

	2008(1)	2007(1)
Asset/Liability Portfolio
USD fixed income portfolio	(9.2)%	1.6%
Non-USD fixed income portfolio	(2.0)%	1.0%
Risk Asset Portfolio
Alternative portfolio (2).	(16.3)%	17.0%
Equity portfolio	(44.1)%	10.1%
High-Yield fixed income portfolio	(22.9)%	0.9%

(1)

Portfolio returns are calculated by dividing the sum of the net investment income or net income from investment fund affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio. Performance is measured in either the underlying asset currency or the functional currency.

(2)	Performance on the alternative portfolio reflects the twelve months ended November 30, 2008 and 2007, respectively.

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

Net realized losses on investments in the twelve months ended December 31, 2008 included net realized losses of approximately $1,023.6 million related to the write-down of certain of the Company’s fixed income, equity and other investments, including those relating to Lehman, where the Company determined that there was an other than temporary decline in the value of those investments, including a charge of $400.0 million related to assets for which the Company could no longer assert its intent to hold until recovery. See below for further information. Included in net realized losses noted above are net realized gains of $98.8 million related to the foreign exchange component of inter-company sales of assets. Further details are included in “Results of Operations.”

During the fourth quarter of 2008, management recorded a charge for OTTI of $400.0 million on assets for which it could no longer assert its intent to hold until recovery. Management believes that these securities were at-risk for further mark-to-market declines, and potentially real economic losses, to the extent that economic conditions were to deteriorate further than present estimates and the Company’s allocation to these asset classes is overweight relative to a traditional P&C portfolio. Accordingly, in conjunction with its risk reduction exercise, management is likely to pursue targeted sales of these assets over the course of 2009, and expects to realize the associated losses on these securities. The assets are concentrated in certain holdings within the Company’s BBB and lower corporate, CMBS, equity and consumer ABS portfolios.

In 2007, net realized losses on investments were $603.3 million which included $1,012.8 million of gross realized losses on fixed income and $46.9 million of gross realized losses on equity securities. Gross realized losses in 2007 included $611.0 million of provisions for declines in fair value considered to be other than temporary. As a percentage of the total fixed income portfolio, the write-down for other than temporary declines was 1.5% in 2007 as compared to 0.3% in 2006.

In 2006, net realized losses on investments were $116.5 million which includes $390.4 million of gross realized losses on fixed income and $88.5 million of gross realized losses on equity securities. Gross realized losses in 2006 included $151.4 million of provisions for declines in fair value considered to be other than temporary.

With respect to those securities that were sold at a loss during the year ended December 31, 2008, the following is an analysis of the period of time that those securities had been in a continual unrealized loss position, the amount of the realized loss recorded in the Company’s results of operations as of the sale date and the amount of the impairment charge taken in the year:

Length of time in a continual unrealized loss position (U.S. dollars in thousands)	Fixed Income Securities	Equity Securities
Less than 6 months	$178,194	$74,619
At least 6 months but less than 12 months	44,626	30,547
At least 12 months but less than 2 years	53,852	9,549
At least 2 years	68,367	404

Total gross realized loss from sales	345,039	115,119
Impairment charges for declines in value considered to be other than temporary	912,228	109,928

Total gross realized loss	$1,257,267	$225,047

With respect to those securities that were sold at a loss during the year ended December 31, 2007, the following is an analysis of the period of time that those securities had been in a continual unrealized loss position, the amount of the realized loss recorded in the Company’s results of operations as of the sale date and the amount of the impairment charge taken in the year:

Length of time in a continual unrealized loss position (U.S. dollars in thousands)	Fixed Income Securities	Equity Securities
Less than 6 months	$111,174	$32,023
At least 6 months but less than 12 months.	202,682	8,294
At least 12 months but less than 2 years	42,234	3,887
At least 2 years	48,393	126

Total gross realized loss from sales	404,483	44,330
Impairment charges for declines in value considered to be other than temporary	608,322	2,600

Total gross realized loss	$1,012,805	$46,930

The Company’s process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors, as discussed under “Critical Accounting Policies and Estimates.”

During the year ended December 31, 2008, the Company realized losses of $122.2 million and $10.0 million upon the sale of fixed income securities and equity securities, respectively, that had been in an unrealized loss position for greater than twelve months. During the year ended December 31, 2007, the Company realized losses of $90.6 million and $4.0 million upon the sale of fixed income securities and equity securities, respectively, that had been in an unrealized loss position for greater than twelve months. The decisions to sell these securities were made by the Company’s investment managers based upon a change in market conditions and other factors (these decisions were independent of the Company’s previously stated intent and ability to hold such securities).

Net Realized and Unrealized Gains and Losses on Derivatives

Net realized and unrealized losses on investment derivatives for the year ended December 31, 2008 resulted from the Company’s investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments. Included in these amounts are gains associated with purchased credit default swaps offset by losses related to interest rate swap positions. Net realized and unrealized losses on investment and other derivatives for the same period in 2007 resulted primarily from a mark-to-market loss of $37.0 million with respect to a total return swap on the capital notes of a structured investment vehicle impacted by the markdown in the underlying net asset value of the assets of the capital notes, combined with mark-to-market losses associated with the Company’s capital, investment and hedging activities.

For a further discussion see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and “– Liquidity and Capital Resources.”

Other Revenues and Expenses

The following table sets forth other revenues and expenses of the Company for each of the three years ended December 31:

(U.S. dollars in thousands)	2008	% Change 2008 vs 2007	2007	% Change 2007 vs 2006	2006
Net (loss) income from operating affiliates (1)	$(1,458,246)	(37.6)%	$(1,059,848)	NM *	$111,670
Impairment of goodwill	989,971	NM *	–	NM *	–
Amortization of intangible assets	2,968	76.7%	1,680	(28.7)%	2,355
Corporate operating expenses	168,324	20.7%	139,469	(30.2)%	199,723
Interest expense (2)	206,455	(1.9)%	210,449	1.7%	207,066
Extinguishment of debt	22,527	NM *	–	NM *	–
Income tax expense	222,578	(4.8)%	233,922	6.5%	219,645
Minority interest	–	(100.0)%	23,928	(4.3)%	25,016

(1)	The Company records the income related to certain operating affiliates on a three month lag in order for the Company to meet accelerated filing deadlines.

(2)	Interest expense does not include interest expense related structured products as reported within the Insurance and Reinsurance segments.

*	NM – Not meaningful

The following table sets forth the net income (loss) from operating affiliates for each of the three years ended December 31:

(U.S. dollars in thousands)	2008	% Change 2008 vs 2007	2007	% Change 2007 vs 2006		2006
Net (loss) income from financial operating affiliates	$(1,503,474)	(26.3)%	$(1,190,161)	NM	*	$23,461
Net income from investment manager affiliates	10,860	(88.5)%	94,630	21.8%		77,690
Net income from other strategic operating affiliates	34,368	(3.7)%	35,683	239.2%		10,519

Total	$(1,458,246)	(37.6)%	$(1,059,848)	NM	*	$111,670

The net loss from financial operating affiliates for the year ended December 31, 2008 was primarily a result of the loss of approximately $1.4 billion recorded in August 2008 in relation to the closing of the Master Agreement as well as losses recorded throughout 2008 and up until the closing of the Master Agreement that were associated with previous reinsurance and guarantee agreements with Syncora. Net losses from financial operating affiliates in 2007 include the results and related write-downs associated with Syncora and Primus as well as the impact of losses recorded on previous reinsurance transactions with Syncora of approximately $351.0 million. For further details relating to Syncora and the closing of the Master Agreement, see “Results of Operations” above as well as Note 4 to the Consolidated Financial Statements, “Syncora Holdings Ltd. (“Syncora”).”

Investment manager affiliate income decreased by $83.8 million or 88.5% during the twelve months ended December 31, 2008 as compared to the same period in the prior year primarily as a result of recent volatility in both the credit and equity markets, impacting investment manager affiliates specializing in global equities and fixed income securities most significantly. Investment manager affiliate income increased in 2007 as compared to 2006 mainly due to strong results generated from certain global equity and mortgage specialist investment manager affiliates, partially offset by the write-off of the Company’s investment in a manager that managed a series of structured investment vehicles and conduits.

Net income from other strategic operating affiliates decreased in the twelve months ended December 31, 2008 as compared to the same period in 2007 mainly due to lower earnings reported in 2008 from both an insurance affiliate which writes largely direct U.S. homeowners insurance and the Company’s Brazilian joint venture ITAÚ XL. Offsetting these decreases was earnings from an investment in an affiliate entered into in the second quarter of 2008 that provides reinsurance to certain Lloyd’s syndicates. Net income from other strategic operating affiliates increased in 2007 as compared to 2006, primarily as a result of strong results from the same insurance affiliate noted above which writes largely U.S. homeowners insurance and the Company’s Brazilian joint venture ITAÚ XL.

Due to the financial market and economic events that occurred in the fourth quarter of fiscal 2008, the Company performed an interim impairment test for goodwill subsequent to its annual testing date of June 30. The interim impairment test resulted in a non-cash goodwill impairment charge of approximately $990.0 million. For further information, see Item 8, Note 7 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets” and see further discussion under “Critical Accounting Policies and Estimates.”

Amortization of intangible assets increased in 2008 as a result of the increase in intangible assets related to the XL GAPS acquisition in 2007. Amortization of intangible assets decreased in 2007 as a result of certain intangible assets that were fully amortized during 2006.

Corporate operating expenses in the twelve months ended December 31, 2008 increased compared to the same period in 2007 primarily as a result of increases in professional fees associated with the execution of the Master Agreement described above as well as costs recorded in 2008 relating to the Company’s expense reduction initiative, including employee termination benefits as well as costs associated with ceasing to use certain leased property accounted for as operating leases. For further information, see Note 5 to the Consolidated Financial Statements, “Restructuring and Asset Impairment Charges.” Offsetting these increases were lower compensation expenses as a result of performance based accruals recorded in 2007. Corporate operating expenses decreased by 30.2% in 2007 as compared to 2006 primarily as a result of certain compensation costs being allocated to the operating segments in 2007.

Interest expense from property and casualty operations includes costs related to the Company’s debt and collateral facilities as well as certain deposit liability accretion. Interest expense for the year ended December 31, 2008 as compared to the same period in 2007 was lower primarily due to costs associated with the retirement of the 2009 Senior Notes recorded in 2007, lower interest expense as a result of the early redemption, in August 2008, of X.L. America, Inc.’s 6.58% Notes and was partially offset by interest expense associated with the 10.75% Equity Security Units (the “10.75% Units”) issued in August 2008. Interest expense was higher in 2007 as compared to 2006 primarily due to the issuance of the 2027 Senior Notes in early May 2007 as well as the costs associated with the retirement of the 2009 Senior Notes. For more information on the Company’s financial structure, see “Liquidity and Capital Resources.”

In connection with the early redemption of the 6.58% Notes as noted above, the Company recorded debt extinguishment costs of approximately $22.5 million in 2008.

The decrease in the Company’s income taxes in 2008 as compared to 2007 was primarily a result of a change in the geographical locations of the profits earned primarily by the Company’s U.S. and European operations, including the impact of losses associated with the Master Agreement and goodwill impairment charges related to operating entities in jurisdictions not subject to income tax. The Company’s effective tax rate for the year ended December 31, 2008 differed as compared to the same period in 2007 mainly due to significant charges for which no tax benefit accrued and which resulted in a loss before tax. Income tax expense for the year ended December 31, 2007 increased as compared to the same period in 2006, principally from an improvement in the profitability of the Company’s U.S. and European property and casualty operations in those respective years. The Company’s effective tax rate for the year ended December 31, 2007 increased from that in 2006 due primarily to non-deductible asset impairment charges recorded in Bermuda, the U.S. and the U.K.

The deferral of tax losses is evaluated based upon the future profitability of the Company’s taxable entities and, under current projections, the Company anticipates using this asset. The Company’s net deferred tax asset at December 31, 2008 was $331.3 million, which consisted primarily of net operating losses generated by subsidiaries in the U.K. Should the taxable income of these entities fall below expectations, a further valuation allowance may have to be established, which could be significant. In addition, if any further losses are generated by these entities, these losses may not be tax effected. See “Critical Accounting Policies and Estimates” and Item 8, Note 24 to the Consolidated Financial Statements, “Taxation.”

Minority interest expense in 2007 related primarily to the 37% ownership interest in Syncora common shares held by the public prior to the secondary offering of Syncora common shares on June 6, 2007, while minority interest expense in 2006 related primarily to the 37% ownership interest in Syncora following the initial public offering in August 2006 as well as the minority interest ownership in preferred shares of Syncora Guarantee Re.

Balance Sheet Analysis

Investments

The primary objectives of the investment strategy are to support the liabilities arising from the operations of the Company, generate stable investment income and to build book value for the Company over the longer term. The strategy strives to balance investment returns against market and credit risks taken. The Company’s overall investment portfolio is structured to take into account a number of variables including local regulatory requirements, business needs, collateral management and risk tolerance.

At December 31, 2008 and 2007, total investments, cash and cash equivalents, accrued investment income and net receivable (payable) for investments sold (purchased) were $34.3 billion and $43.7 billion, respectively. The following table summarizes the composition of the Company’s invested assets at December 31, 2008 and 2007:

(U.S. dollars in thousands)	Fair Value 2008	Percent of Total	Fair Value 2007	Percent of Total
Cash and cash equivalents	$4,353,826	12.7%	$3,880,030	8.9%
Net receivable (payable) for investments sold (purchased)	99,455	0.3%	(191,472)	(0.4)%
Accrued investment income	363,376	1.1%	447,660	1.0%
Short-term investments	1,466,323	4.3%	1,803,198	4.1%
Fixed maturities:
U.S. Government and Government agency	$3,978,342	11.6%	$2,685,773	6.1%
Corporate	9,288,603	27.1%	12,987,248	29.7%
Mortgage and asset-backed securities	8,526,256	24.9%	14,493,877	33.1%
U.S. States and political subdivisions of the States	468,770	1.4%	253,534	0.6%
Non-U.S. Sovereign Government	3,374,397	9.8%	3,187,358	7.3%

Total fixed maturities	$25,636,368	74.8%	$33,607,790	76.8%
Equity securities	361,819	1.0%	854,815	2.0%
Investments in affiliates	1,552,789	4.5%	2,611,149	6.0%
Other investments	459,481	1.3%	708,476	1.6%

Total investments and cash and cash equivalents	$34,293,437	100.0%	$43,721,646	100.0%

The Company reviews on a regular basis its issuer concentration, credit quality and compliance with established guidelines. At December 31, 2008 and 2007, the average credit quality of the Company’s total fixed income portfolio (including fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased) was “AA.” At December 31, 2008 approximately 53.9% of the fixed income portfolio (including fixed maturities, short-term investments, cash and cash equivalents and net receivable (payable) for investments sold (purchased)) was rated “AAA” by one or more of the principal ratings agencies. Approximately 2.5% of the fixed income portfolio was below investment grade or not rated.

At December 31, 2008 and 2007, total investments, cash and cash equivalents, accrued investment income and net receivable (payable) for investments sold (purchased) were $34.3 billion and $43.7 billion, respectively. This decrease of $9.4 billion was primarily due to the settlement of the Company’s GIC liabilities in 2008, the mark-to-market effect as a result of the challenging credit markets, depreciation of the Sterling assets as measured in U.S. dollars, the payment of $1.8 billion to Syncora under the Master Agreement and was partially offset by cash flow from the Company’s financing activities in August 2008. The annualized effective yield of the total investment portfolio (excluding non-recurring items) was 4.8% for 2008 as compared to 5.2% for 2007, a 0.4% decrease. The decrease in the effective yield of the total investment portfolio was primarily due to declines in U.S. interest rates and the resulting impact on the Company’s floating rate assets, as well as increased allocations to lower yielding government, agency and cash securities.

Refer to “Results of Operations” for further discussion surrounding the impact of credit market movements on the Company’s investment portfolio and exposure to sub-prime related assets.

Net Unrealized Gains and Losses on Investments

At December 31, 2008, the Company had net unrealized losses on fixed maturities and short-term investments of $3,388.6 million and net unrealized gains on equity securities of $24.1 million. Of these amounts, gross unrealized losses on fixed maturities and short-term investments and equities were $4,122.3 million and $7.6 million, respectively. At December 31, 2007, the Company had net (pre-tax) unrealized losses on fixed maturities and short-term investments of $637.3 million and net unrealized gains on equity securities of $190.6 million. Of these amounts, gross unrealized losses on fixed maturities and short-term investments and equities were $1,069.5 million and $14.9 million, respectively. The impact of the deteriorating corporate and structured credit spreads during the twelve months ended December 31, 2008, was the primary reason for the decline in the net unrealized position on fixed maturities and short-term investments, offset by the impact of declining government rates in the U.S.and the U.K. The information shown below about the unrealized losses on the Company’s investments at December 31, 2008 and 2007 concerns the potential effect upon future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary.

The following is an analysis of how long each of those investment securities with an unrealized loss at December 31, 2008 and 2007 had been in a continual unrealized loss position:

Type of Securities (U.S. dollars in thousands)	Length of time in a continual unrealized loss position	Amount of unrealized loss at December 31, 2008	Amount of unrealized loss at December 31, 2007
Fixed-Maturities and Short-Term Investments	Less than six months	$798,866	$145,992
	At least 6 months but less than 12 months	664,593	575,913
	At least 12 months but less than 2 years	1,955,760	309,148
	2 years or more	703,104	38,446

	Total	$4,122,323	$1,069,499

Equities	Less than six months	$5,584	$10,400
	At least 6 months but less than 12 months	1,994	4,496

	Total	$7,578	$14,896

At December 31, 2008 and 2007, the following table sets forth the maturity profile of the fixed income securities that were in a gross unrealized loss position:

Maturity profile in years of fixed maturity securities in a gross unrealized loss position (U.S. dollars in thousands)	Amount of unrealized loss at December 31, 2008	Amount of unrealized loss at December 31, 2007
Less than 1 year remaining	$38,702	$23,695
At least 1 year but less than 5 years remaining	622,011	103,081
At least 5 years but less than 10 years remaining	438,837	150,786
More than 10 years but less than 20 years remaining	205,371	60,471
At least 20 years or more remaining	843,274	233,689
Mortgage and asset-backed securities	1,974,128	497,777

Total	$4,122,323	$1,069,499

At December 31, 2008, the total gross unrealized losses represented approximately 7,800 fixed income securities out of a total of approximately 14,100 fixed income securities (representing fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased) and approximately 30 equity securities out of a total of approximately 1,475. At December 31, 2007, the total gross unrealized losses represented approximately 7,600 fixed income securities out of a total of approximately 17,100 fixed income securities (representing fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased) and approximately 300 equity securities out of a total of approximately 1,000.

Of the gross unrealized investment losses on the fixed income and short term investments portfolio at December 31, 2008 of $4.1 billion, approximately $2.0 billion related to corporate fixed income securities. Within the corporate fixed income securities, approximately 48.5% of the losses were in the financial sector and 20.1% in the diversified sector. No other sector was greater than 5%. The largest unrealized loss in the fixed income portfolio was $29.4 million.

No equity securities held by the Company at December 31, 2008 were in a continual unrealized loss position for 12 months or longer. The largest individual unrealized loss in the equity portfolio was $6.8 million.

Of the gross unrealized investment losses on the fixed income and short term investments portfolio at December 31, 2007 of $1.1 billion, approximately $546.1 million related to corporate fixed income securities. Within the corporate fixed income securities, approximately 68.0% of the losses were in the financial sector and 12.3% in the diversified sector. No other sector was greater than 5%. The largest unrealized loss in the fixed income portfolio was $7.9 million.

No equity securities held by the Company at December 31, 2007 were in a continual unrealized loss position for 12 months. The largest individual unrealized loss in the equity portfolio was $1.0 million.

Factors considered in determining that additional OTTI charges were not warranted include management’s consideration of current and near term liquidity needs and other available sources, an evaluation of the factors and time necessary for recovery, and the results of on-going retrospective reviews of security sales and the basis for such sales.

Gross unrealized losses of $4.1 billion at December 31, 2008 can be attributed to the following significant drivers:

•

gross unrealized losses of $1.0 billion related to the Company’s Life Operations investment portfolio, which had a fair value of $5.6 billion as at December 31, 2008. Of this, $673.4 million of gross unrealized losses related to $1.7 billion of exposures to corporate financial institutions including Tier One and Upper Tier Two securities. At December 31, 2008, this portfolio had average interest rate duration of 8.9 years, primarily denominated in U.K. Sterling and Euros. As a result of the long duration, significant gross losses have arisen as the fair values of these securities are more sensitive to prevailing government interest rates and credit spreads. This portfolio has limited turnover as it is matched to corresponding long duration liabilities. A hypothetical parallel increase in interest rates and credit spreads of 50 and 25 basis points, respectively, would increase the unrealized losses related to this portfolio at December 31, 2008 by approximately $236.9 million and $82.2 million, respectively. Given the long term nature of this portfolio, and the level of credit spreads as at December 31, 2008 relative to historical averages within the U.K. and Euro-zone as well as the Company’s liquidity needs at December 31, 2008, the Company believes that these assets will continue to be held until such time as they mature, or credit spreads revert to levels more consistent with historical averages. The Company continues to explore strategic alternatives with respect to its Life Operations segment. The conclusion of such consideration could impact the amount and timing of any impairment related to this portfolio.

•

gross unrealized losses of $1.1 billion related to the corporate holdings within the Company’s non-life fixed maturity portfolios, which had a fair value of $6.9 billion as at December 31, 2008. The Company believes these impairments are a function of the currently elevated levels of corporate credit spreads in the U.S. and globally, which spiked particularly during the third and fourth quarters of 2008, resulting in a severely depressed level of valuations. The amount of these gross losses has proven very volatile as a result of the severe deterioration in credit spreads in recent months. For example, the gross unrealized losses increased by approximately $458.3 million or 6.7% of amortized cost during the third and fourth quarters of 2008, a period in which U.S. corporate credit spreads increased by approximately 300 basis points from what were already elevated levels, excluding the impact of foreign currency movements and offset by the impact of interest rate declines. The Company believes that the gross unrealized losses are a reflection of a severe premium being charged by the market for credit, rather than fundamental deterioration in the debt service capabilities of the issuers.

•

gross unrealized losses of $602.9 million related to the Topical Asset portfolio (which consists of the Company’s holdings of sub-prime non-agency securities, second liens, ABS CDOs with sub-prime collateral as well as Alt-A mortgage exposures), which had a fair value of $963.3 million as at December 31, 2008. The Company undertook a security level review of these securities and recognized charges to the extent it believed the intrinsic value of any security was below its amortized cost. The Company has recognized realized losses, consisting of charges for OTTI and realized losses from sales, of approximately $660.8 million since the beginning of 2007 and through December 31, 2008 on these asset classes.

The Company purchased a number of these assets to support the previously written GIC and funding agreement contracts and has announced its intention to reduce its exposure to this asset class as part of its strategic portfolio realignment. The Company believes that based on market conditions and liquidity needs at December 31, 2008, this reduction will be realized through natural cash flows of the portfolio, and limited selective sales, rather than selling these assets into markets which continue to be illiquid and not reflective of the intrinsic value of these assets. The weighted average term-to-maturity of the sub-prime and Alt-A residential holdings within this portfolio at December 31, 2008 were 3.6 years and 3.5 years, respectively. The Company, based on current market conditions and liquidity needs as well as its assessment of the holdings, believes it will continue to hold these securities until either maturity, or a return of liquidity and valuations more reflective of the intrinsic value of these holdings.

•

gross unrealized losses of $469.9 million related to the non-life portfolio of Core CDO holdings (defined by the Company as investments in non-mortgage collateralized debt obligations), which consisted primarily of collateralized loan obligations and had a fair value of $665.5 million as of December 31, 2008. The Company undertook a security level review of these securities and recognized charges to the extent it believed the intrinsic value of the security was below the amortized cost. The Company believes that the level of impairment is primarily a function of historically wide spreads in the collateralized loan obligations market during the period, driven by the high level of illiquidity in this market. The Company purchased a number of these assets to support the previously written GIC and Funding Agreement contracts and has announced its intention to reduce its exposure to this asset class over time as a part of its strategic portfolio realignment. The Company, based on current market conditions and liquidity needs as well as its assessment of the holdings, believes it is likely that the Company will continue to hold these securities until either maturity or a recovery of value, following which the Company intends to reduce its exposure to this asset class.

•

gross unrealized losses of $346.5 million related to the non-life portion of CMBS holdings, which had a fair value of $2.1 billion as at December 31, 2008. The Company’s holdings in CMBS are 97.5% rated AAA. The Company’s exposure to downgrades has been negligible, and it believes that the currently depressed pricing, which represents approximately 79.8% of the par value of the securities, is directly related to the 753 basis point widening in credit spreads within this market, as a result of the heightened risk premium attached to property collateral. Our portfolio is highly diversified, has limited delinquencies and has experienced limited downgrades.

The following table summarizes the fair value, gross unrealized losses, credit rating and asset class of securities in a gross unrealized loss position within the Company’s structured credit and corporate portfolios, which comprised $4.3 billion of the Company’s total gross unrealized loss position of $4.1 billion at December 31, 2008:

(U.S. dollars in millions)
Corporates	AAA	AA	A	BBB	BB & Below	Total
Financials (1)
Fair value	$435.2	$1,014.2	$2,079.8	$222.1	$36.5	$3,787.8
Gross unrealized loss	$(25.4)	$(149.0)	$(660.5)	$(159.8)	$(44.0)	$(1,038.7)
Non-Financials
Fair value	$184.9	$302.4	$1,407.9	$1,211.2	$463.0	$3,569.4
Gross unrealized loss	$(25.5)	$(35.8)	$(335.3)	$(311.4)	$(230.1)	$(938.1)
Total
Fair value	$620.1	$1,316.6	$3,487.7	$1,433.3	$499.5	$7,357.2
Gross unrealized loss	$(50.9)	$(184.8)	$(995.8)	$(471.2)	$(274.1)	$(1,976.8)
% Impaired (of amortized cost)(3)	(7.8)%	(12.5)%	(22.6)%	(25.1)%	(35.9)%	(21.6)%

Structured Credit	AAA	AA	A	BBB	BB & Below	Total
CMBS
Fair value	$1,426.8	$7.9	$6.7	$9.5	$8.8	$1,459.7
Gross unrealized loss	$(331.9)	$(5.1)	$(4.9)	$(7.7)	$(12.4)	$(362.0)
Prime RMBS
Fair value	$645.9	$125.5	$56.6	$8.0	$24.8	$860.8
Gross unrealized loss	$(222.7)	$(67.7)	$(45.7)	$(5.9)	$(13.9)	$(355.9)
Topical Assets
Fair value	$534.0	$175.8	$87.0	$28.4	$53.5	$878.7
Gross unrealized loss	$(312.6)	$(157.5)	$(63.7)	$(29.9)	$(39.3)	$(603.0)
Core CDO’s (2)
Fair value	$166.7	$324.6	$51.7	$109.2	$10.2	$662.4
Gross unrealized loss	$(61.7)	$(173.9)	$(46.6)	$(163.7)	$(24.4)	$(470.3)
Other Asset & Mortgage Backed Securities
Fair value	$790.0	$97.9	$220.8	$60.4	$27.8	$1,196.9
Gross unrealized loss	$(58.2)	$(18.4)	$(74.1)	$(28.9)	$(2.3)	$(181.9)
Total
Fair Value	$3,563.4	$731.7	$422.8	$215.5	$125.1	$5,058.5
Gross unrealized loss	$(987.1)	$(422.6)	$(235.0)	$(236.1)	$(92.3)	$(1,973.1)
% Impaired (of amortized cost)(3)	(21.8)%	(36.8)%	(35.9)%	(52.7)%	(42.8)%	(28.2)%

(1)

Included in the gross unrealized losses on corporate financials are gross unrealized losses of $637.1 million on Tier One and Tier Two securities of financials institutions (“Hybrids”), as well as $159.2 million of subordinated debt.

(2)	The Company defines Core CDOs as investments in non-mortgage collateralized debt obligations, primarily consisting of collateralized loan obligations.

(3)	Management considers these impairments to be temporary.

Management, in its assessment of whether securities in a gross unrealized loss position are temporarily impaired, considers the significance of the impairments. The Company had securities with gross unrealized losses of $1,174.6 million, with a fair value of $724.8 million, which as at December 31, 2008 were impaired by greater than 50% of amortized costs. The Company has evaluated each of these securities and believes it is probable that the issuer will be able to satisfy all principal and interest payments, and believes that the current levels of impairments are a function of the currently extremely elevated levels of credit spreads.

Structured credit securities with gross unrealized losses representing greater than 50% of amortized cost represent $680.1 million of gross unrealized losses, with a fair value of $384.1 million. Of these gross unrealized losses, $621.6 million are rated investment grade. The Company has evaluated each of these holdings on a security-by-security basis in conjunction with its investments managers and utilizing additional corroborative modeling techniques, and believes these securities will satisfy all principal and interest payments. These securities include $305.4 million of Topical investments, $265.9 million of Core CDOs, $69.6 million of prime RMBS and $25.6 million of CMBS holdings.

Corporate securities with gross unrealized losses representing greater than 50% of amortized cost represent $494.5 million of gross unrealized losses, with a far value of $340.8 million. Of these gross unrealized losses, $394.1 million are rated investment grade. Gross unrealized losses of $238.3 million are related to holdings of financial issuers, with the majority ($190.6 million) representing hybrid instruments. The Company believes these are high-grade issuers which will continue to service their principal and interest obligations. Gross losses of $186.9 million are related to diversified notes for which the Company has evaluated the underlying collateral and believes the notes will fully perform.

As noted in Item 8, Note 2 to the Consolidated Financial Statements, “Significant Accounting Policies,” the determination of the amount of OTTI varies by investment type and is based upon management’s periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management considers a wide range of factors about the security issuer and uses their best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near- term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Management updates its evaluations regularly and reflects additional impairments in net income as determinations are made. Management’s determination of the amount of the impairment taken on investments is highly subjective and could adversely impact the Company’s results of operations. There can be no assurance that management has accurately assessed the level of OTTI taken and reflected in the Company’s financial statements. Furthermore, additional impairments may need to be taken in the future. Historical trends may not be indicative of future impairments.

Levels of write down or OTTI are also impacted by the Company’s assessment of the intent and ability to hold securities which have declined in value until recovery. If, due to changes in circumstances, the Company determines to reposition or realign portions of the portfolio where the Company determines not to hold certain securities in an unrealized loss position to recovery, then the Company will incur OTTI charges, which charges could be significant.

Unpaid Losses and Loss Expenses

Unpaid losses and loss expenses reserves relate primarily to the casualty insurance and reinsurance business written by the Company. The balance was $21.7 billion at December 31, 2008, which is a decrease of $1.5 billion from December 31, 2007. The decrease was due primarily to favorable prior year reserve development reducing losses and loss expenses incurred during 2008 and the impact of foreign exchange rate movements. In addition, paid losses in 2008 included loss reserves associated with previous reinsurance agreements with Syncora that were settled as part of the Master Agreement.

The table below represents a reconciliation of the Company’s unpaid losses and loss expenses for the year ended December 31, 2008:

(U.S. dollars in thousands)	Gross unpaid losses and loss expenses	Unpaid losses and loss expenses recoverable	Net unpaid losses and loss expenses
Balance at December 31, 2007	$23,207,694	$(4,665,615)	$18,542,079
Losses and loss expenses incurred	4,695,258	(732,360)	3,962,898
Losses and loss expenses paid/recovered (1)	(5,559,039)	1,366,542	(4,192,497)
Incurred case losses and unwind of discount on reserves associated with reinsurance agreements with Syncora	50,663	–	50,663
Foreign exchange and other	(744,261)	66,597	(677,664)

Balance at December 31, 2008	$21,650,315	$(3,964,836)	$17,685,479

(1)	Includes paid losses relating to loss reserves associated with previous reinsurance agreements with Syncora that were settled as part of the Master Agreement.

While the Company reviews the adequacy of established reserves for unpaid losses and loss expenses regularly, no assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved. In the future, if such reserves develop adversely, such deficiency would have a negative impact on future results of operations. See Item 1, “Unpaid Losses and Loss Expenses”, “Critical Accounting Policies and Estimates” and Item 8, Note 12 to the Consolidated Financial Statements, “Losses and Loss Expenses”, for further discussion.

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

Unpaid losses and loss expense recoverables were $4.0 billion and $4.7 billion at December 31, 2008, and 2007, respectively. At December 31, 2008 and 2007, reinsurance balances receivable were $0.6 and $0.8 billion, respectively. The table below presents the Company’s net reinsurance recoverable and reinsurance balances receivable at December 31, 2008 and 2007:

(U.S. dollars in thousands)	December 31, 2008	December 31, 2007
Reinsurance balances receivable	$636,284	$872,465
Reinsurance recoverable on future policy benefits	32,886	31,856
Reinsurance recoverable on unpaid losses and loss expenses	4,079,860	4,804,209
Bad debt reserve on unpaid losses and loss expenses recoverable and reinsurance balances receivable	(187,614)	(193,128)

Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$4,561,416	$5,515,402

The Company has credit risk should any of its reinsurers be unable or unwilling to settle amounts due. Of the $4.6 billion total unpaid losses and loss expenses recoverable and reinsurance balances receivable at December 31, 2008, no individual reinsurer accounted for 15% or more of the total. The Company is the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $2.0 billion at December 31, 2008, collateralizing reinsurance recoverables with respect to certain reinsurers. The provision for uncollectible reinsurance is required principally due to the failure of reinsurers to indemnify the Company primarily because of disputes under reinsurance contracts and insolvencies. As at December 31, 2008 and 2007, the Company had a reserve for potential non-recoveries from reinsurers of $187.6 million and $193.1 million, respectively.

Approximately 85% of the total unpaid loss and loss expense recoverable and reinsurance balances receivable (excluding collateral held) outstanding at December 31, 2008, were due from reinsurers rated “A” or better by S&P. The following is an analysis of the total recoverable and reinsurance balances receivable at December 31, 2008, by reinsurers owing more than 3% of such total:

Name of reinsurer	S&P’s rating	% of total
Munich Reinsurance Company	AA-/Stable	13.3%
Swiss Reinsurance Company (1)	AA-/Watch Neg.	9.4%
Lloyd’s Syndicates	A+/Stable	6.2%
Transatlantic Reinsurance Company	A+/Stable	3.7%
Swiss Re Frankona Rueckversicherungs AG (1)	AA-/Watch Neg.	3.3%

(1)	In February 2009, the Swiss Reinsurance Company entities were downgraded by S&P to “A+” (Stable).

The following table sets forth the ratings profile of the reinsurers that support the unpaid loss and loss expense recoverable and reinsurance balances receivable net of security noted above:

Standard and Poor’s rating	% of total
AAA	8.0%
AA	44.9%
A	31.6%
BBB	0.9%
BB and below	0.1%
Captives	11.1%
Not Rated	0.4%
Other	3.0%

Total	100%

Fair Value Measurements of Assets and Liabilities

As disclosed in Note 3 to the Consolidated Financial Statements, “Fair Value Measurements”, effective January 1, 2008, the Company adopted FAS 157 and has accordingly provided required disclosures by level within the fair value hierarchy of the Company’s assets and liabilities that are carried at fair value. As defined in the hierarchy, those assets and liabilities categorized as Level 3 have valuations determined using unobservable inputs. Unobservable inputs and may include the entity’s own assumptions about market participant assumptions, applied to a modeled valuation, however, this is not the case with respect to the Company’s Level 3 assets and liabilities. The vast majority of the assets and liabilities classified as Level 3 are made up of those securities for which the values were obtained from brokers where either significant inputs were utilized in determining the value that were difficult to corroborate with observable market data, or sufficient information regarding the specific inputs utilized by the broker was not obtained to support a Level 2 classification or the Company utilized internal valuation models.

At December 31, 2008, a significant component of Level 3 assets represented either Core CDOs, totaling $614.9 million, or securities within the Company’s portfolio of Topical Assets, totaling $49.8 million. Certain asset classes, primarily consisting of privately placed investments, did not have sufficient market corroborated information available to allow a pricing service to provide a price and accordingly the valuation was determined by the use of broker quotes. In addition, in certain instances given the market dislocation, the Company had elected to utilize Level 3 broker valuations over available pricing service valuations during the fourth quarter of 2008; however, during the latter part of 2008, fixed maturity investments were recorded based upon pricing service valuations where available resulting in transfers being recorded from Level 3 to Level 2. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments as is currently the case for certain U.S. CMOs, ABSs, CMBSs, certain collateralized debt obligations (CDOs), and other Topical Assets which include certain securities with underlying sub-prime and related residential mortgage exposures (such as sub-prime first liens and Alt-A asset backed securities) for which sufficient information, such as cash flows or other security structure or market information, was not available to enable a third party pricing service to provide a price and as such valuation is determined based on broker quotes for which sufficient information regarding the specific inputs utilized by the broker in determining the fair value was not obtained to support a Level 2 classification. In addition, as noted below, for certain CDO holdings, the Company, in the latter part of 2008, determined that internal models would be more appropriate and better representative of the fair value of these securities given that current valuations were as a result of broker bids or valuation models that used recent market trading which the Company considered to be stressed transactions. While the remainder of the Company’s holdings in securities exposed to sub-prime mortgages are generally not based on quoted prices for identical securities, they are based on model-derived valuations from pricing services in which all significant inputs and significant value drivers are considered to be observable in active markets, and these securities continue to be classified within Level 2.

During the fourth quarter of 2008, the Company determined that for certain of its CDO holdings with a fair value of $483.2 million and a par value of $801.5 million, valuations were as a result of broker bids that used recent market trading which the Company considered to be stressed transactions. The markets for

CDO’s have become extremely illiquid due to a number of factors including risk aversion and reduction among institutional buyers. As a result, the Company believes that current broker bids reflect loss expectations that do not reflect fair values at which willing buyers and sellers would transact. The Company determined that internal models would be more appropriate and better representative of the fair value these securities would be sold at in an orderly market. Although similar conditions exist in other portions of the Company’s holdings, primarily RMBS, the Company believes that there was only sufficient and robust historical data covering previously stressed market conditions in its CLO portfolio.

The Company’s internal models resulted in a fair value that was $211.7 million higher than those that would have been determined by its previous methodology of utilizing third party values sourced through brokers or pricing services. This variance represents 26.4% of par value of these holdings, which based on the portfolio’s spread duration of 4.7 years corresponds to a 560 basis point decrease relative to the spread levels implied in current market levels of trading which management believes are distressed trades. The Company believes that, in the aggregate, this is appropriate as compared to current estimates of market credit spreads.

The Company’s approach for determining its CLO portfolio fair value was to apply a 60% weighting to three scenarios that the Company considered as extreme, and 40% weighting to a scenario that the Company viewed as likely. This resulted in a valuation that was based primarily on extreme loss outcomes, which the Company does not believe are likely, but recognizes as a possibility that an orderly market would price into its credit assessments given the level of uncertainty currently in the market. The individual components can be summarized as follows:

60% extreme loss outcomes:

•	20% weighting to current third party valuations, with a fair value of $271.5 million, which the Company believes includes the current market liquidity premium;

•

20% weighting to current cash flow estimates discounted at managements view of current market spreads, with a fair value of $316.8 million, which the Company believes includes the current market liquidity premium;

•

20% weighting to current cash flow estimates, adjusted to double the current underlying loss estimates, discounted at the coupon of the securities, with a further reduction in value representing a liquidity premium equal to double the prevailing total credit spread levels of the most severe previous CLO market deterioration, which resulted in a fair value of $410.1 million; and

•

40% weighting to likely loss outcomes, representing current cash flow estimates discounted at the coupon of the securities, with a further reduction in value representing a liquidity premium equal to the prevailing credit spread levels of the most severe previous CLO market deterioration, which resulted in a fair value of $702.0 million.

While a number of the Level 3 investments have been written down as a result of the Company’s impairment analysis, the Company continues to report, at December 31, 2008, gross unrealized losses of $535.0 million related to Level 3 available-for-sale investments. Management completed a detailed review; in conjunction with its external investment managers and third party advisors, of the Company’s underlying sub-prime and related residential mortgage exposures, as well as a consideration of the broader structured credit market, and concluded that the unrealized gains and losses in these asset classes are the result of a decrease in value due to technical spreads widening and broader market sentiment, rather than fundamental collateral deterioration and are temporary in nature.

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

Valuation Methodology of Level 3 Assets and Liabilities

Refer to Notes 2 and 3 of the Consolidated Financial Statements, “Significant Accounting Policies” and “Fair Value Measurements” for a description of the valuation methodology utilized to value Level 3 assets and liabilities, how the valuation methodology is validated as well as further details associated with various assets classified as Level 3. As at December 31, 2008, the Company did not have any liabilities that were carried at fair value based on Level 3 inputs other than derivative instruments in a liability position at December 31, 2008.

Fair Value of Level 3 Assets and Liabilities

At December 31, 2008, the fair value of Level 3 assets and liabilities as a percentage of the Company’s total assets and liabilities that are carried at fair value was as follows:

(U.S. dollars in thousands) (Unaudited)	Total Assets and Liabilities Carried at Fair Value at December 31, 2008	Fair Value of Level 3 Assets and Liabilities	Level 3 Assets and Liabilities as a Percentage of Total Assets and Liabilities Carried at Fair Value, by class
Assets
Fixed maturities, at fair value	$25,636,368	$951,879	3.7%
Equity securities, at fair value	361,819	–	0.0%
Short term investments, at fair value	1,466,323	20,746	1.4%

Total investments available for sale	$27,464,510	$972,625	3.5%
Cash equivalents (1)	2,310,274	–	0.0%
Other investments (2)	364,679	65,354	17.9%
Other assets (3)	122,956	314,906	256.1%

Total assets carried at fair value	$30,262,419	$1,352,885	4.5%

Liabilities
Financial instruments sold, but not yet purchased (4)	$26,536	$–	0.0%
Other liabilities (5)	75,957	88,088	116.0%

Total liabilities carried at fair value	$102,493	$88,088	85.9%

(1)	Cash equivalents balances subject to fair value measurements include certificates of deposit and money market funds.

(2)

The other investments balance excludes certain unrated tranches of collateralized loan obligations which are carried under the cost recovery method given the uncertainty of future cash flows, as well as certain investments in project finance transactions which are carried at amortized cost. See Note 2 of the Consolidated Financial Statements for further details.

(3)	Other assets include derivative instruments, reported on a gross basis.

(4)	Financial instruments sold, but not yet purchased are included within “Net receivable (payable) for investments sold (purchased)” on the balance sheet.

(5)	Other liabilities include derivative instruments, reported on a gross basis.

As at December 31, 2008, the balance of Level 3 assets as a percentage of the Company’s total assets that were carried at fair value was 4.5%. The comparable percentage at December 31, 2007 was 3.7%. The increase was primarily as a result of a change in the mix of assets during 2008 due to the sale of investments associated with the settlement of the entire GIC portfolio and certain funding agreements during 2008. Partially offsetting the increase was decreases as a result of the Company, during the latter part of 2008, recording the fair value of fixed maturity investments based upon pricing service valuations where available, resulting in transfers being recorded from Level 3 to Level 2. For further discussion of the Company’s liquidity and available capital resources see “Liquidity and Capital Resources”, below.

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

As an insurance company, one of the Company’s principal responsibilities to its clients is to ensure that the Company has ready access to funds to settle large unforeseen claims. The Company would generally expect that positive cash flow from operations (underwriting activities and investment income) will be sufficient to cover cash outflows under most future loss scenarios. However, there is a possibility that unforeseen demands could be placed on the Company due to unforeseen events and as such the Company’s liquidity needs may change. Such events include, among other things, several significant catastrophes occurring in a relatively short period of time resulting in material incurred losses; rating agency downgrades of the Company’s core insurance and reinsurance subsidiaries which would require posting of collateral, return of unearned premium and/or the settlement of derivative transactions; large scale uncollectible reinsurance recoverables on paid losses (as a result of coverage disputes, reinsurers’ credit problems or decreases in the value of collateral supporting reinsurance recoverables), etc. Any one of or a combination of such events may cause a liquidity strain for the Company. In addition, a liquidity strain could also occur in an illiquid market, such as that which was experienced in 2008 and which has continued into 2009. Investments that may be used to meet liquidity needs in the event of a liquidity strain may not be liquid, given inactive markets, or may have to be sold at a significant loss as a result of depressed prices. Because each subsidiary focuses on a more limited number of specific product lines than is collectively available from the consolidated group of companies, the mix of business tends to be less diverse at the subsidiary level. As a result, the probability of a liquidity strain, as described above, may be greater for individual subsidiaries than when liquidity is assessed on a consolidated basis. If such a liquidity strain were to occur in a subsidiary, XL Capital Ltd may be required to contribute capital to the particular subsidiary and/or curtail dividends from the subsidiary to support holding company operations.

A downgrade below “A–” of the Company’s principal insurance and reinsurance subsidiaries by either S&P or A.M. Best, which is two notches below the current S&P financial strength rating of “A” (Negative) and the A.M. Best financial strength rating of “A” (Stable) of these subsidiaries, may trigger cancellation provisions in a significant amount of the Company’s assumed reinsurance agreements and may potentially require the Company to return unearned premiums to cedants. In addition, due to collateral posting requirements under the Company’s letter of credit and revolving credit facilities, such a downgrade may require the posting of cash collateral in support of certain “in use” portions of these facilities. Specifically, a downgrade below “A–” by A.M. Best would trigger such collateral requirements for the Company’s two largest credit facilities. In certain limited instances, such downgrades may require the Company to return cash or assets to counterparties or to settle derivative and/or other transactions with the respective counterparties. See Item 1, “Business – Ratings,” for further information. See Item 1A, “Risk Factors,” “A downgrade or potential downgrade in our financial strength and credit ratings by one or more rating agencies could materially and negatively impact our business, financial condition, results of operations and/or liquidity.”

Holding Company Liquidity

As a holding company, XL Capital Ltd has no operations of its own and its assets consist primarily of its investments in its subsidiaries. Accordingly, XL Capital Ltd’s future cash flows depend on the availability of dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries and states in which XL Capital Ltd’s subsidiaries operate, including, among others, Bermuda, New York, Ireland, Switzerland and the United Kingdom. See Item 8, Note 26 to the Consolidated Financial Statements, “Statutory

Financial Data”, for further discussion and details regarding dividend capacity of the Company’s major operating subsidiaries. See “Risk Factors – Risks Related to the Company – Because we are a holding company, if our subsidiaries do not make dividend and other payments to us, we may not be able to pay dividends or make payments on our debt securities and other obligations” in Item 1A. The ability to pay such dividends is also limited by the regulations of the Society of Lloyd’s and certain contractual provisions. No assurance can be given that the Company’s subsidiaries will pay dividends in the future to XL Capital Ltd. Subsequent to December 31, 2008, dividends of approximately $620 million were paid to XL Capital Ltd. from various subsidiaries.

XL Capital Ltd’s principal uses of liquidity are for dividend payments to holders of its ordinary shares and preferred shares, interest and principal payments on debt, capital investments in its subsidiaries and corporate operating expenses.

XL Capital Finance (Europe) plc (“XLFE”) is a wholly owned finance subsidiary of the XL Capital Ltd. In January 2002, XLFE issued $600 million par value 6.5% Guaranteed Senior Notes due January 2012. These notes are fully and unconditionally guaranteed by XL Capital Ltd.

The Company and its subsidiaries provide no guarantees or other commitments (express or implied) of financial support to the Company’s subsidiaries or affiliates, except for such guarantees or commitments that are in writing.

See Consolidated Statements of Cash Flows in Item 8, “Financial Statements and Supplementary Data.”

Sources of Liquidity for the Company

As at December 31, 2008, the Company had cash and cash equivalents of approximately $4.4 billion as compared to approximately $3.9 billion at December 31, 2007. There are three main sources of cash flows for the Company – those provided by operations, investing activities and financing activities.

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

During the year ended 2008, net cash flows used in operating activities were $427.3 million primarily as a result of the payment of approximately $1.8 billion to Syncora under the Master Agreement. The Company funded the payment to Syncora by using proceeds from the offering of both ordinary shares and ESUs, as well as from the proceeds received following the exercise by the Company of the put option under its Mangrove Bay contingent capital facility as described below. Excluding the payment to Syncora, net cash flows from operations was approximately $1.3 billion in 2008. For the same period in 2007, net cash flows from operations was $2.2 billion. The decrease in net cash flow from operations, excluding the payment to Syncora, was primarily as a result of decreases in net premiums written in the Company’s P&C operations as described above and as a result of lower net investment income related to both P&C operations and structured products mainly due to a lower asset base and changes in the portfolio mix following the sale of assets used to settle the GIC liabilities. In addition, yields earned on investment of cash flows and reinvestment of maturing or sold securities have decreased, as prevailing market interest rates, in most major geographies, have decreased overall during the last twelve months.

Total net paid losses were $3.8 billion in each of 2008 and 2007, and $3.9 billion and 2006, respectively. Net losses incurred were $4.0 billion, $3.8 billion and $4.2 billion in 2008, 2007 and 2006, respectively.

Investing Cash Flows

Generally, positive cash flow from operations and financing activities is invested in the Company’s portfolio, including affiliates or acquisition of subsidiaries.

Net cash provided by investing activities of $3.8 billion in 2008 was mainly associated with the sale and redemption of the Company’s investments in fixed maturities, short-term investments and equity securities. The sales of such securities exceeded related purchases, due mainly to the sale of assets used to settle the GIC liabilities and as a result of the Company’s intention to reposition its investment portfolio and increase its holdings of cash as well as government agency holdings.

Net cash used in investing activities in 2007 and 2006 was primarily related to the purchase and sale of portfolio investments, with purchases of investments exceeding the related sales and redemptions. In addition, in 2007, the Company sold a portion of its interest in Syncora, through a secondary offering for $316.3 million. However, as a result of the sale and subsequent deconsolidation of Syncora, investing cash flows were reduced by $110.8 million.

If paid losses accelerate beyond the Company’s ability to fund such paid losses from current operating cash flows or events lead to negative cash flows from financing activities, the Company might need to either liquidate a portion of its investment portfolio or arrange for financing. Throughout 2008, the Company’s investment portfolio has been significantly impacted by the current financial and credit crises and unprecedented market volatility, resulting in significant increases in both unrealized and realized losses. Such extreme volatility has negatively impacted market liquidity and as a result, many of the Company’s assets, including certain fixed income and structured credit assets remain illiquid. However, to ensure the sufficiency of funds to settle claims, the Company holds a certain amount of invested assets in cash and short-term investments and maintains available credit facilities. The balance of cash and cash equivalents and short-term investments was $4.4 billion and $1.5 billion, respectively, at December 31, 2008. In addition, for certain insurance, reinsurance, or deposit contracts that tend to have relatively large and reasonably predictable cash outflows, the Company attempts to establish dedicated portfolios of assets that are duration-matched with the related liabilities.

Certain of the Company’s invested assets are held in trust and pledged in support of insurance and reinsurance liabilities. Such pledges are largely required by the Company’s operating subsidiaries that are “non-admitted” under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. In addition certain deposit liabilities and annuity contracts require the use of pledged assets. As at December 31, 2008 the Company had approximately $13.7 billion in pledged assets.

Financing Cash Flows

Cash flows related to financing activities include ordinary and preferred share related transactions, the payment of dividends, the issue or repayment of debt and deposit liability transactions.

In order to fund the payment of approximately $1.8 billion to Syncora under the Master Agreement and the payment of approximately $283 million to consummate the redemption of X.L. America, Inc.’s 6.58% Notes, the Company raised approximately $2.8 billion in August 2008 through an issuance of both ordinary shares and ESUs. Concurrent with the execution of the Master Agreement, the Company exercised the put option under its Mangrove Bay contingent capital facility entered into in July 2003, resulting in net proceeds to the Company of approximately $500 million in exchange for the issuance by the Company of 20,000,000 Series C Preference Ordinary Shares, par value U.S. $0.01 per share (the “Series C Preference Shares”). For further details on these transactions, see “Capital Resources”, below.

In July 2008, in conjunction with the issuance of ordinary shares and ESUs as described above, the Board of Directors approved a reduction in the quarterly dividend payable on the Company’s Class A Ordinary Shares to $0.19 per ordinary share beginning with the quarterly dividend paid in September 2008. In addition, in February 2009, the Board of Directors approved a further reduction in the quarterly dividend payable on the Company’s Class A Ordinary Shares to $0.10 per ordinary share beginning with the quarterly dividend payable in March 2009.

As noted above, the Company settled during 2008, approximately $4.0 billion of GIC liabilities through the sale of certain assets from its fixed income portfolio. In addition, $1.2 billion of funding agreements were settled during 2008. At December 31, 2007, a significant component of the investments held in the Company’s Other Financial Lines segment portfolios was comprised of Topical Assets and CDOs. Liquidations necessary to fund the repayment of the GIC liabilities following the downgrade of Syncora Guarantee and the maturity of certain funding agreements, were funded through sales of assets in these portfolios as well as the general investment portfolios. Management’s approach was to avoid the sale of assets where current market prices did not reflect intrinsic values or where transaction costs for liquidation were excessive. As a result, the Company continues to hold a number of the Topical Assets and CDOs and these were transferred to the general investment portfolio in exchange for those assets that were liquidated. At December 31, 2008, the remaining balance of funding agreements, excluding accrued interest of $6.6 million, was $600.0 million, with settlements scheduled as follows: $150.0 million in October 2009 and $450.0 million in August 2010. The Company continues to manage its liquidity needs through changes in the mix of its investment portfolio as well as through other available capital resources and lines of credit as noted below.

In 2007, the Company repurchased approximately $1.1 billion of ordinary shares through its share repurchase programs and issued approximately $825.0 million of ordinary shares in connection with the maturity of the purchase contracts associated with the 6.5% Equity Security Units. In addition, the Company issued Series E preference ordinary shares for $1 billion and redeemed both its Series A and Series B preference ordinary shares for $230.0 million and $287.5 million, respectively. With regards to debt transactions in 2007, the Company purchased and retired the 2009 Senior Notes for $825.0 million in connection with the 6.5% Units and issued the 2027 Senior Notes for gross proceeds of approximately $324.4 million. In 2007, dividends paid were $274.0 million for ordinary shares and $69.5 million for preferred shares. In 2007, the Company paid out $360.0 million of net cash relating to deposit liability contracts.

In 2006, the Company received $342.2 million related to the sale of a portion of its interest in Syncora through a primary offering.

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

Capital Resources

In addition to ordinary share capital, the Company depends on external sources of financing to support its underwriting activities in the form of:

a.	debt;

b.	preference shares;

c.	contingent capital; and

d.	letter of credit facilities and other sources of collateral.

In particular, the Company requires, among other things:

•

sufficient capital to maintain its financial strength and credit ratings, as issued by several ratings agencies, at levels considered necessary by management to enable the Company’s key operating subsidiaries to compete.

•	sufficient capital to enable its regulated subsidiaries to meet the regulatory capital levels required in the U.S., the U.K., Bermuda, Ireland, Switzerland and other key markets.

•

letters of credit and other forms of collateral that are required to be posted or deposited, as the case may be, by the Company’s operating subsidiaries that are “non-admitted” under U.S. state insurance regulations in order for the U.S. cedant to receive statutory credit for reinsurance. The Company also uses letters of credit to support its operations at Lloyd’s

•	revolving credit to meet short-term liquidity needs.

The following risks are associated with the Company’s requirement to renew its credit facilities in future years:

•	the credit available from banks may be reduced resulting in the Company’s need to pledge its investment portfolio to customers. This could result in a lower investment yield.

•	the Company may be downgraded by one or more rating agencies which could materially and negatively impact the Company’s business, financial condition, results of operations and/or liquidity.

•

the volume of business that the Company’s subsidiaries that are not admitted in the U.S. are able to transact could be reduced if the Company is unable to renew its letter of credit facilities at an appropriate amount.

Continued consolidation within the banking industry may result in the aggregate amount of credit provided to the Company being reduced. The Company attempts to mitigate this risk by identifying and/or selecting additional banks that can participate in the credit facilities upon renewal.

a) Share Capital

At December 31, 2008, the Company had total combined common and preferred share capital of $6.6 billion. In addition to ordinary and preferred share capital, the Company depends on external sources of financing such as debt, credit facilities and contingent capital to support its underwriting activities. The continuation of the current capital and credit market disruption, as well as any future disruptions or rating agency actions, could limit the Company’s ability to raise capital in the future. If the Company’s sources of liquidity described above prove to be insufficient, the Company may not be able to successfully obtain additional financing on favorable terms, or at all.

Pursuant to the Company’s shelf registration statement, the Company issued 143.8 million Class A ordinary shares in August 2008 at a price of $16.00 per share, with net proceeds totaling approximately $2.2 billion. The proceeds were used to fund the payments described above in relation to the Master Agreement as well as to redeem X.L. America’s 6.58% Notes as described below. In addition, proceeds were used for general corporate purposes and capital funding for certain of the Company’s subsidiaries. In addition, as part of the Master Agreement, the Company issued 8,000,000 Class A ordinary shares, valued at $16.00 per share, to Syncora and its subsidiaries. The shares are subject to a registration rights agreement.

In July 2008, the Board of Directors approved a reduction in the quarterly dividend payable on the Company’s Class A Ordinary Shares to $0.19 per ordinary share beginning with the quarterly dividend paid in September 2008. In addition, in February 2009, the Board of Directors approved a further reduction in the quarterly dividend payable on the Company’s Class A Ordinary Shares to $0.10 per ordinary share beginning with the quarterly dividend payable in March 2009.

The Company’s Rights Plan expired in accordance with its terms on September 30, 2008. Rights to purchase Class A ordinary shares (the “Rights”) were distributed as a dividend at the rate of one Right for each Class A ordinary share held of record as of the close of business on October 31, 1998. Each Right entitled holders of Class A ordinary shares to buy additional ordinary shares with a value of $700 at the then current market price, at an exercise price of $350. The Rights would have been exercisable, and would have detached from the Class A ordinary shares, only if a person or group were to have acquired 20% or more of the Company’s outstanding Class A ordinary shares, or were to have announced a tender or exchange offer that, if consummated, would have resulted in a person or group beneficially owning 20% or more of Class A ordinary shares. Upon a person or group without prior approval of the Board acquiring 20% or more of Class A ordinary shares, each Right would have entitled the holder (other than such an acquiring person or group) to purchase Class A ordinary shares (or, in certain circumstances, Class A ordinary shares of the acquiring person) with a value of twice the Rights exercise price upon payment of the Rights exercise price. The Company would have been entitled to redeem the Rights at $0.01 per Right at any time until the close of business on the tenth day after the Rights became exercisable.

In 2007, in connection with the maturity of the purchase contracts associated with the 6.5% Units, the Company issued 10,799,913 Class A ordinary shares for net proceeds of approximately $823.0 million, a portion of which was used to retire the 2009 Senior Notes.

On September 24, 2007, the Board of Directors of the Company approved a share repurchase program, authorizing the Company to repurchase up to $500.0 million of its Class A ordinary shares. During the year ended December 31, 2008, no share repurchases were made under the share repurchase program. As at December 31, 2008, the Company could repurchase $375.5 million of its equity securities under the share repurchase program.

In February 2009, in connection with the maturity of the purchase contracts associated with the 7.00% Units, the Company issued 11,461,080 Class A ordinary shares for net proceeds of approximately $743.1 million, which was used to retire the 2011 Senior Notes.

b) Debt

Concurrent with the issuance of Class A ordinary shares as described above and pursuant to the Company’s shelf registration statement, the Company, in August 2008, issued 23.0 million 10.75% Equity Security Units (the “10.75% Units”) in a public offering in order to fund payments described above in relation to the Master Agreement and remaining net proceeds were used for general corporate purposes. The Company received approximately $557.8 million in net proceeds from the sale of the 10.75% Units after deducting underwriting discounts. Each 10.75% Unit has a stated amount of $25 and consists of (a) a purchase contract pursuant to which the holder agreed to purchase, for $25, a variable number of shares of the Company’s Class A Ordinary Shares on August 15, 2011 and (b) a one-fortieth, or 2.5%, ownership interest in a senior note issued by the Company due August 15, 2021 with a principal amount of $1,000 (the “2021 Senior Notes ”). The 2021 Senior Notes are pledged by the holders to secure their obligations under the purchase contract.

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

The number of ordinary shares to be issued under each purchase contract depends on, among other things, the average market price of the ordinary shares on the settlement date. The maximum number of ordinary shares to be issued under the purchase contracts is approximately 35.9 million. The Company accounts for the effect on the number of weighted average ordinary shares, assuming dilution, using the treasury stock method. The purchase contract component of the 10.75% Units will have no effect on the number of weighted average ordinary shares, assuming dilution, except when the average market price of the Company’s ordinary shares is above the threshold appreciation price of $18.88 per share. Because the average market price of the Company’s ordinary shares during the period the 10.75% Units were outstanding was below this price, the shares issuable under the purchase contracts were excluded from the computation of net income per ordinary share assuming dilution for the year ended December 31, 2008.

As noted above, the Company utilized a portion of the net proceeds from the capital raising activities described above, to redeem, in August 2008, X.L. America, Inc.’s $255 million 6.58% Notes. In connection with the early redemption of the 6.58% Notes, the Company incurred debt extinguishment costs of approximately $22.5 million.

At December 31, 2008, banks and investors provided the Company and its subsidiaries with $4.3 billion of debt capacity, of which $3.2 billion was utilized by the Company. These facilities consist of:

•	revolving credit facilities of $1.1 billion in aggregate.

•

senior Unsecured Notes of approximately $3.2 billion. These notes require the Company to pay a fixed rate of interest during their terms. At December 31, 2008, there were six outstanding issues of senior unsecured notes:

•

$745 million of the 2011 Senior Notes. These securities were a component of the 7.00% Equity Security Units (the “7.00% Units”) that were publicly traded. As noted above, in February 2009, the 2011 Senior Notes were retired using the proceeds from the issuance of Class A ordinary shares in connection with the maturity of the purchase contracts associated with the 7.00% Units.

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

•

$575 million of senior notes due August 2021, with a fixed coupon of 8.25%. These securities are a component of the 10.75% Units that are publicly traded. In addition to the coupon paid on the senior notes, quarterly contract adjustment payments at an annual rate of 2.50% per annum are paid on forward purchase contracts for the Company’s common shares for a total distribution of 10.75% per annum. The purchase contracts mature in 2011, and the senior notes mature in 2021. In August 2011, the senior notes will be remarketed whereby the interest rate will be reset in order to generate sufficient remarketing proceeds to satisfy the 10.75% Unit holders’ obligations under the purchase contract.

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

The following tables present the Company’s debt under outstanding securities and lenders’ commitments as at December 31, 2008:

Notes Payable and Debt (U.S. dollars in thousands)	Commitment	In Use	Year of Expiry		Payments Due by Period
					Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
5-year revolvers (1)	$1,000,000	$–	2010 2012	/	$–	$–	$–	$–
5-year revolver	100,000	–	2010		–	–	–	–
5.25% Senior Notes	745,000	745,000	2011		–	745,000	–	–
6.50% Guaranteed Senior Notes	599,032	599,032	2012		–	–	600,000	–
5.25% Senior Notes	596,283	596,283	2014		–	–	–	600,000
8.25% Senior Notes	575,000	575,000	2021					575,000
6.375% Senior Notes	350,000	350,000	2024		–	–	–	350,000
6.25% Senior Notes	324,419	324,419	2027		–	–	–	325,000

	$4,289,734	$3,189,734			$–	$745,000	$600,000	$1,850,000

“Commitment” and “In Use” data represent December 31, 2008 accreted values. “Payments Due by Period” data represent ultimate redemption values.

(1)	The 2010 and 2012 5-year revolving credit facilities share a $1.0 billion revolving credit sublimit.

c) Preference shares

On March 15, 2007, the Company issued 1,000,000 Fixed/Floating Series E Perpetual Non-Cumulative Preference Ordinary Shares, par value $0.01 per share, with liquidation preference US$1,000 per share (the “Series E Preference Shares”). The Company received net proceeds of approximately $983.8 million from the offering. Until April 15, 2017, dividends on the Series E Preference Shares are payable semiannually on a non-cumulative basis, when, as and if declared by the Company’s Board of Directors, on April 15 and October 15 of each year, commencing in 2007, at a fixed rate equal to 6.5% per annum on the liquidation preference. From and after April 15, 2017, dividends on the Series E Preference Shares are payable quarterly on a non-cumulative basis, when, as and if declared by the Company’s Board of Directors, on January 15, April 15, July 15 and October 15 of each year at a floating rate equal to three-month LIBOR plus 2.4575% on the liquidation preference. The Series E Preference Shares are perpetual securities with no fixed maturity date and are not convertible into any of the Company’s other securities.

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

Redeemable preference shares

Concurrent with the execution of the Master Agreement, the Company exercised the put option under its Mangrove Bay contingent capital facility entered into in July 2003, resulting in net proceeds to the Company of approximately $500 million in exchange for the issuance by the Company of 20,000,000 Series C Preference Ordinary Shares, par value U.S. $0.01 per share (the “Series C Preference Shares”). The liquidation preference of the Series C Preference Shares is $25 per share, plus accrued and unpaid dividends. The Company may redeem the Series C Preference Shares, in whole or in part, on or after July 15, 2013, at a redemption price of $25 per share, plus accrued and unpaid dividends. The Company may, under certain circumstances, redeem the Series C Preference Shares before July 15, 2013 at specific redemption prices, plus accrued and unpaid dividends. These circumstances include an amalgamation, consolidation or other similar transaction involving the Company in which the Series C Preference Shares are entitled to a class vote ($26 per share redemption price), or a change in tax laws that requires the Company to pay additional amounts with respect to the Series C Preference Shares ($25 per share redemption price). The Series C Preference Shares may be redeemed by the holders after July 15, 2033. Until July 15, 2013, dividends on the Series C Preference Shares are payable semiannually on a cumulative basis, when, as and if declared by the Company’s Board of Directors, on January 15 and July 15 of each year at a fixed rate equal to 6.102% per annum on the liquidation preference. From and after July 15, 2013, dividends on the Series C Preference Shares are payable quarterly on a cumulative basis, when, as and if declared by the Company’s Board of Directors, on January 15, April 15, July 15 and October 15 of each year at a floating rate equal to three-month LIBOR plus 3.145% on the liquidation preference. The Series C Preference Shares have no stated maturity and are not subject to any sinking fund or mandatory redemption and are not convertible into any of the Company’s other securities. On February 27, 2009, the Company initiated a cash tender offer for all of the outstanding Series C Preference Shares.

d) Contingent Capital

In addition to funded debt transactions, the Company has previously entered into contingent capital transactions. As noted above, in August 2008, the Company exercised the put option under its Mangrove Bay contingent capital facility entered into in July 2003, resulting in net proceeds to the Company of approximately $500 million in exchange for the issuance by the Company of 20,000,000 Series C Preference Shares.

At December 31, 2008, the Company has one contingent capital transaction where the outstanding put option has not been exercised. No up-front proceeds were received by the Company under this transaction, however, in the event that the associated irrevocable put option agreement is exercised, proceeds previously raised from investors from the issuance of pass-through trust securities would be received in return for the issuance of preferred shares. See below for further details on this transaction.

On December 5, 2006, the Company and certain operating subsidiaries (“Ceding Insurers”) entered into a securities issuance agreement (the “Securities Issuance Agreement”), and certain of its foreign insurance and reinsurance subsidiaries (“Ceding Insurers”) entered into an excess of loss reinsurance agreement (the “Reinsurance Agreement”), Stoneheath Re (“Stoneheath”). The net effect of these agreements to the Company is the creation of a contingent put option to issue $350.0 million of preference ordinary shares in the aggregate. The agreements provide the Company with a Reinsurance Collateral Account in support of certain Covered Perils named in the Reinsurance Agreement. The Covered Perils include United States wind, European wind, California earthquake and terrorism worldwide. After an initial three-month period, the covered perils as well as the attachment points and aggregate retention amounts may be changed by the Ceding Insurers in their sole discretion. This may result in a material increase or decrease in the likelihood of payment under the Reinsurance Agreement. On each date on which a Ceding Insurer withdraws funds from the Reinsurance Collateral Account, the Company shall issue and deliver to Stoneheath an amount of XL Capital Ltd Series D Preference Shares (the “XL Preferred Securities”) having an aggregate liquidation preference that is equal to the amount of funds so withdrawn from the Collateral Account. The Company is obligated to reimburse Stoneheath for certain fees and ordinary expenses. The initial term of the Reinsurance Agreement will be for the period from the Closing Date through June 30, 2007, with four annual mandatory extensions through June 30, 2011 (unless coverage is exhausted thereunder prior to such date). The Ceding Insurers may thereafter extend the Reinsurance Agreement at their option for additional calendar quarters without limit (unless coverage is exhausted there under). The contingent put option is recorded at fair value with changes in fair value recognized in earnings. The XL Preferred Securities, if issued, will pay dividends on a non-cumulative basis at a fixed rate of 6.868% per annum through October 15, 2011 and thereafter at a floating rate based on 3-month LIBOR, plus 3.12%.

e) Letter of Credit Facilities and other sources of collateral

At December 31, 2008, the Company had six letter of credit facilities in place with total availability of $6.9 billion, of which $3.7 billion was utilized.

Other Commercial Commitments (U.S. dollars in thousands)	Commitment	In Use	Year of Expiry	Amount of Commitment Expiration per period
				Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Letter of Credit Facility	$150,000	$142,783	Continuous	$150,000	$–	$–	$–
Letter of Credit Facility (1)	2,250,000	–	2010	–	2,250,000	–	–
Letter of Credit Facility (1)	4,000,000	3,071,765	2012	–	–	4,000,000	–
Letter of Credit Facility	280	280	2009	280	–	–	–
Letter of Credit Facility	107	107	2009	107	–	–	–
Letter of Credit Facility	450,261	450,261	2009	450,261	–	–	–

Six letter of credit facilities	$6,850,648	$3,665,196		$600,648	$2,250,000	$4,000,000	$–

(1)	Of the total letter of credit facilities above, $1 billion is also included in the revolvers under notes payable and debt.

Renewals of these commercial facilities are subject to the availability of credit from banks utilized by the Company, or other financial institutions. In the event that such credit support is insufficient, the Company could be required to provide alternative security to cedants. This could take the form of insurance trusts supported by the Company’s investment portfolio or funds withheld (amounts retained by ceding companies to collateralize loss or premium reserves) using the Company’s cash resources or combinations thereof. The face amount of letters of credit required is driven by, among other things, loss development of existing reserves, the payment pattern of such reserves, the expansion of business written by the Company and the loss experience of such business. In addition to letters of credit, the Company has established insurance trusts in the U.S. that provide cedants with statutory credit for reinsurance under state insurance regulation in the U.S.

The Company reviews current and projected collateral requirements on a regular basis, as well as new sources of collateral. Management’s objective is to maintain an excess amount of collateral sources over expected uses. The Company also reviews its liquidity needs on a regular basis.

The following letter of credit facilities were originated, renewed or terminated during 2008:

On November 30, 2008, the £450 million letter of credit facility issued on November 14, 2007 that was supporting the Company’s syndicates at Lloyd’s of London terminated. However, this facility was structured so that the letters of credit issued on it are effective and support the syndicates for the 2009 underwriting year.

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

A downgrade below “A–” of the Company’s principal insurance and reinsurance subsidiaries by either S&P or A.M. Best, which is two notches below the current S&P financial strength rating of “A” (Negative) and the A.M. Best financial strength rating of “A” (Stable) of these subsidiaries, may trigger cancellation provisions in a significant amount of the Company’s assumed reinsurance agreements and may potentially require the Company to return unearned premiums to cedants. In addition, due to collateral posting requirements under the Company’s letter of credit and revolving credit facilities, such a downgrade may require the posting of cash collateral in support of certain “in use” portions of these facilities (see “– Liquidity and Capital Resources”). Specifically, a downgrade below “A–” by A.M. Best would trigger such collateral requirements for the Company’s two largest credit facilities. In certain limited instances, such downgrades may require the Company to return cash or assets to counterparties or to settle derivative and/or other transactions with the respective counterparties. See Item 1A, “Risk Factors,” “A downgrade or potential downgrade in our financial strength and credit ratings by one or more rating agencies could materially and negatively impact our business, financial condition, results of operations and/or liquidity.”

Under the Company’s 2-year Lloyd’s and five-year U.S. credit facilities placement notes described above, in the event that the XL Capital Group, XL Insurance (Bermuda) Ltd and XL Re Ltd fail to maintain a financial strength rating of at least “A–” from A.M. Best, an event of default would occur.

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

In addition, the Company’s unsecured Lloyd’s letter of credit facility provides that, in the event that the Company’s insurance and reinsurance rated operating subsidiaries in Bermuda fall below a rating of “A–” from A.M. Best, the facility would then be required to be fully secured by the Company, at which time the Company would be required to either (i) provide an amount in cash to cover an amount equal to the aggregate letters of credit outstanding at that time or (ii) deposit assets in trust securing 105% of the aggregate letters of credit outstanding at that time.

Long-Term Contractual Obligations

The following table presents the Company’s long term contractual obligations and related payments as at December 31, 2008, due by period. This table excludes further commitments of $104.5 million to the Company’s related investment funds and certain limited partnerships, and letter of credit facilities of $3.7 billion. See Item 8, Note 17 to the Consolidated Financial Statements, “Derivative Instruments,” and Note 20 to the Consolidated Financial Statements, “Commitments and Contingencies.” See Item 8, Note 16 to the Consolidated Financial Statements, “Notes Payable and Debt and Financing Arrangements,” for further information.

Contractual Obligations (U.S. dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt obligations	$3,195,000	$–	$745,000	$600,000	$1,850,000
Interest on long-term debt	1,061,962	114,943	306,802	193,373	446,844
Contingent capital facilities	41,600	8,320	16,640	16,640	–
Equity Units	616,838	56,274	145,234	142,564	272,766
Operating lease obligations	213,403	36,316	55,028	40,268	81,791
Capital lease obligations	242,861	9,818	20,379	21,411	191,253
Deposit liabilities (1)	3,897,412	342,964	731,223	227,612	2,595,613
Future policy benefits (2)	8,824,786	333,155	662,695	685,619	7,143,317
Unpaid losses and loss expenses – property and casualty operations (3)	22,064,869	4,715,387	6,173,615	3,767,633	7,408,234

Total	$40,158,731	$5,617,177	$8,856,616	$5,695,120	$19,989,818

(1)

Deposit liabilities on the Company’s Consolidated Balance Sheet at December 31, 2008 were $2,710,987. The difference from the amount included above relates to the discount on payments due in the future. The payment related to these liabilities varies primarily based on interest rates. The ultimate payments associated with these liabilities could differ from the Company’s estimate. See Item 8, Note 14 to the Consolidated Financial Statements, “Deposit Liabilities,” for further information.

(2)

Future policy benefit reserves related to Life operations were $5,452,865 on the Company’s Consolidated Balance Sheet at December 31, 2008. Amounts included above include an allowance for future premiums in respect of contracts under which premiums are payable throughout the life of the underlying policy. The value of the discount is also included for those lines of business that have reserves where future claim payments and future premium receipts can be estimated using actuarial principles.

The timing and amounts of actual claims payments and premium receipts related to these reserves vary based on the underlying experience of the portfolio. Typical elements of the experience include mortality, morbidity and persistency. The ultimate amount of the claims payments and premium receipts could differ materially from the Company’s estimated amounts.

(3)

The unpaid loss and loss expenses were $21,650,315 on the Company’s Consolidated Balance Sheet at December 31, 2008. The difference from the amount included above relates to the discount on certain workers’ compensation and financial guarantee liabilities. The timing and amounts of actual claims payments related to these P&C and financial guarantee reserves vary based on many factors including large individual losses, changes in the legal environment, as well as general market conditions. The ultimate amount of the claims payments could differ materially from the Company’s estimated amounts. For information regarding the estimates for unpaid loss and loss expenses as well as factors effecting potential payment patterns of reserves for actual and potential claims related the Company’s different lines of business see “Critical Accounting Policies and Estimates” above. Certain lines of business written by the Company, such as excess casualty, have loss experience characterized as low frequency and high severity. This may result in significant variability in loss payment patterns and, therefore, may impact the related asset/liability investment management process. In order to be in a position, if necessary, to make these payments, the Company’s liquidity requirements are supported by having revolving lines of credit facilities available to the Company and significant reinsurance programs, in addition to the Company’s general high grade fixed income investment portfolio.

Variable Interest Entities and Other Off-Balance Sheet Arrangements

At times, the Company has utilized variable interest entities both indirectly and directly in the ordinary course of the Company’s business. The Company invests in CDOs, and other investment vehicles that are issued through variable interest entities as part of the Company’s risk asset portfolio.

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

The agreements provide the Company with a Reinsurance Collateral Account in support of certain Covered Perils named in the Reinsurance Agreement. The Covered Perils include United States wind, European wind, California earthquake and terrorism worldwide. After an initial three-month period, the covered perils as well as the attachment points and aggregate retention amounts may be changed by the Ceding Insurers in their sole discretion. This may result in a material increase or decrease in the likelihood of payment under the Reinsurance Agreement. On each date on which a Ceding Insurer withdraws funds from the Reinsurance Collateral Account, the Company shall issue and deliver to the Issuer an amount of XL Capital Ltd Series D Preference Shares having an aggregate liquidation preference that is equal to the amount of funds so withdrawn from the Collateral Account. The Company is obligated to reimburse Stoneheath for certain fees and ordinary expenses. The initial term of the Reinsurance Agreement was for the period from the Closing Date through June 30, 2007, with four annual mandatory extensions thereafter through June 30, 2011 (unless coverage is exhausted there under prior to such date). The Ceding Insurers may thereafter extend the Reinsurance Agreement at their option for additional calendar quarters without limit (unless coverage is exhausted there under). The contingent put option is recorded at fair value with changes in fair value recognized in earnings. The Stoneheath preferred securities and, if issued, the XL Series D Preference Shares will pay dividends on a non-cumulative basis at a fixed rate of 6.868% per annum through October 15, 2011 and thereafter at a floating rate based on 3-month LIBOR, plus 3.12%.

Recent Accounting Pronouncements

See Item 8, Note 2 to the Consolidated Financial Statements, “Significant Accounting Policies”, for a discussion on recent accounting pronouncements.

Cautionary Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (“PSLRA”) provides a “safe harbor” for forward-looking statements. Any prospectus, prospectus supplement, the Company’s Annual Report to ordinary shareholders, any proxy statement, any other Form 10-K, Form 10-Q or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to the Company in general, and to the insurance and reinsurance sectors in particular (both as to underwriting and investment matters). Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “will,” “may” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following: (i) changes in ratings, rating agency policies or practices; (ii) changes in the size of the Company’s claims relating to natural catastrophe losses due to the preliminary nature of some reports and estimates of loss and damage to date; (iii) trends in rates for property and casualty insurance and reinsurance (iv) the timely and full recoverability of reinsurance placed by the Company with third parties, or other amounts due to the Company; (v) the projected amount of ceded reinsurance recoverables and the ratings and creditworthiness of reinsurers may change; (vi) the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by the Company; (vii) ineffectiveness or obsolescence of the Company’s business strategy due to changes in current or future market conditions; (viii) increased competition on the basis of pricing, capacity, coverage terms or other factors; (ix) greater frequency or severity of claims and loss activity than the Company’s underwriting, reserving or investment practices anticipate based on historical experience or industry data; (x) developments, including future volatility, in the world’s credit, financial and capital markets that adversely affect the performance and valuation of XL’s investments or access to such markets; (xi) the potential impact on the Company from government-mandated insurance coverage for acts of terrorism; (xii) the potential for changes to methodologies; estimations and assumptions that underlie the valuation of the Company’s financial instruments that could result in changes to investment valuations; (xiii) to the Company’s assumptions as to whether it has the ability and intent to hold available-for-sale securities to recovery; (xiv) developments in bankruptcy proceedings or other developments related to bankruptcies of companies insofar as they affect property and casualty insurance and reinsurance coverages or claims that the Company may have as a counterparty; (xv) availability of borrowings and letters of credit under the Company’s credit facilities; (xvi) the ability of the Company’s subsidiaries to pay dividends to the holding company, XL Capital Ltd.; (xvii) the potential effect of domestic and foreign regulatory developments, including those which could increase the Company’s business costs and required capital levels; (xviii) changes in regulation or tax laws applicable to the Company or its subsidiaries, brokers or customers; (xix) acceptance of the Company’s products and services, including new products and services; (xx) changes in the availability, cost or quality of reinsurance; (xxi) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xxii) loss of key personnel; (xxiii) the effects of mergers, acquisitions and divestitures; (xiv) changes in accounting policies or practices or the application thereof; (xxv) legislative or regulatory developments including, but not limited to, changes in regulatory capital balances that must be maintained by the Company’s operating subsidiaries and recent governmental actions for the purpose of stabilizing the financial markets; (xxvi) other changes in general economic conditions, including changes in interest rates, credit spreads, foreign currency exchange rates, inflation and other factors; (xxvii) the effects of business disruption or economic contraction due to war, terrorism or other hostilities; (xxviii) the outcome of the Company’s review of its life operations and (xxix) the other factors set forth in the Company’s other documents on file with the SEC. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Market risk represents the potential for loss due to adverse changes in the fair value of financial and other instruments. The Company is principally exposed to the following market risks: interest rate risk, foreign currency exchange rate risk; equity price risk; credit risk; legacy weather and energy-related risk, and other related market risks. For a discussion of related risks, see the risk factor titled “We are exposed to significant capital markets risk related to changes in interest rates, credit spreads, equity prices and foreign exchange rates which may adversely affect our results of operations, financial condition or cash flows” in Item 1A Risk Factors, above.

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

The Company conducts its derivative activities primarily in investment-related derivatives, which may include credit derivatives, and previously within weather and energy derivatives. From time to time, the Company uses investment derivative instruments such as futures, options, interest rate swaps, credit default swaps and foreign currency forward contracts to manage the duration of its investment portfolio and foreign currency exposures and also to obtain exposure to a particular financial market. The Company’s derivative transactions can expose or have exposed the Company to credit derivative risk, weather and energy risk, foreign currency exchange rate risk, etc. The Company attempts to manage these risks based on guidelines established by senior management and approved by the Finance and Risk Oversight Committee. Derivative instruments are carried at fair value with the resulting changes in fair value recognized in income in the period in which they occur. Credit derivatives are purchased within the Company’s investment portfolio, have been sold through a limited number of contracts written as part of the Company’s previous XL Financial Solutions business, and were previously entered into through the Company’s prior reinsurance agreements with Syncora. Following the closing of the Master Agreement which terminated certain reinsurance and other agreements, these credit derivative exposures were eliminated by virtue of the commutation of the relevant reinsurance agreement. As of December 31, 2008, the remaining credit derivative exposure outside of the Company’s investment portfolio consisted of 23 contracts written by the Company that provide credit protection on senior tranches of structured finance transactions with total net par values outstanding of $639.5 million, a weighted average contractual term to maturity of 5.7 years, a total liability recorded of $28.6 million, and an average rating of AA on the underlying obligations. As of December 31, 2008, there have been no reported events of default on the underlying obligations.

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

The Company manages interest rate risk within the context of its overall asset liability management strategy by setting duration targets for its investment portfolio in line with the estimated duration of its liabilities, thus mitigating the overall economic effect of interest rate risk. The Company remains nevertheless exposed to accounting interest rate risk since the assets are marked to market, thus subject to market conditions, while liabilities are accrued at a static rate. The hypothetical case of an immediate 100 basis point adverse parallel shift in global bond curves as at December 31, 2008, would decrease the fair value of the Company’s fixed income portfolio by approximately 4.2% or $1.3 billion.

Foreign Currency Exchange Rate Risk

Many of the Company’s non-U.S. subsidiaries maintain both assets and liabilities in local currencies. Foreign currency exchange rate gains and losses arise for accounting purposes where net assets or liabilities are denominated in foreign currencies that differ from the functional currency of those subsidiaries. While unrealized foreign exchange gains and losses on underwriting balances are reported in earnings, the offsetting unrealized gains and losses on invested assets are recorded as a separate component of shareholders’ equity, to the extent that the asset currency does not match that entity’s functional currency. This results in an accounting mismatch that will result in foreign exchange gains or loss in the consolidated statements of income depending on the movement in certain currencies. In order to improve administrative efficiencies as well as to address this accounting imbalance, the Company formed several branches with Euro and U.K. Sterling functional currencies during 2006, 2007 and 2008. Management continues to focus on attempting to limit this type of exposure in the future.

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

The principal currencies creating foreign exchange risk for the Company are the British pound sterling, the Euro, the Swiss Franc, and the Canadian dollar. The Company’s net notional foreign currency denominated exposure on foreign exchange contracts was $186.2 million and $341.7 million as at December 31, 2008 and 2007, respectively, with a net unrealized loss of $3.2 million and a net unrealized gain of $0.9 million as at December 31, 2008 and 2007, respectively.

Equity Price Risk

The Company’s equity portfolio as well as certain derivatives and certain affiliate investments are exposed to equity price risk. Equity price risk is the potential loss arising from changes in the market value of equities. An immediate hypothetical 10% change in the value of each equity position in the Company’s equity portfolio would affect the fair value of the portfolio by approximately $33.0 million as at December 31, 2008.

As at December 31, 2008, the Company’s equity portfolio was approximately $330 million as compared to approximately $757 million as at December 31, 2007. This excludes fixed income fund investments and publicly traded alternative funds that generally do not have the risk characteristics of equity investments. As at December 31, 2008, the Company’s allocation to equity securities was approximately 1.1% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net receivable (payable) for investments sold (purchased) as compared to approximately 1.7% as at December 31, 2007.

As at December 31, 2008, approximately 10.5% of the equity holdings was invested in U.S. companies as compared to approximately 28.8% as at December 31, 2007. As at December 31, 2008, the top ten equity holdings represented approximately 10.4% of the Company’s total equity portfolio as compared to approximately 11.5% as at December 31, 2007.

For further discussion of the exporsure to equity market movements in the Company’s investment portfolio see the Investment Value-at-Risk (“VaR”) section below.

Credit Risk

The Company’s exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. A widening of credit spreads will increase the net unrealized loss position of the investment portfolio, will increase losses associated with credit based non-qualifying derivatives where the Company assumes credit exposure, and, if issuer credit spreads increase significantly or for an extended period of time, would likely result in higher other-than-temporary impairments. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. In addition, market volatility can make it difficult to value certain of the Company’s securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on the Company’s consolidated results of operations or financial condition. Credit spreads on both corporate and structured securities widened during the year ended December 31, 2008, resulting in continuing depressed pricing. Continuing challenges include continued weakness in the U.S. real estate market and increased mortgage delinquencies, investor anxiety over the U.S. economy, rating agency downgrades of various structured products and financial issuers, unresolved issues with structured investment vehicles and monolines, deleveraging of financial institutions and alternative funds and a serious dislocation in the inter-bank market. If significant, continued volatility, changes in interest rates, changes in credit spreads and defaults, a lack of pricing transparency, market liquidity, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. dollar, individually or in tandem, could have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows through realized losses, impairments, and changes in unrealized positions.

The Company’s exposure to market movements related to credit risk is primarily due to its investment portfolio, receivable and ceded reinsurance balances. Within the investment portfolio, credit risk is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries or countries. In addition, credit risk pertains to adverse change in the creditworthiness of the Company’s reinsurers and retrocessionaires, and their ability to pay certain reinsurance receivable and recoverable balances. The hypothetical case of an immediate 25 basis point increase in all the global corporate and structured credit spreads to which the Company’s fixed income portfolio is exposed to at December 31, 2008 would decrease the fair value of the Company’s fixed income portfolio by approximately $243.4 million. This excludes exposure to credit in the Company’s alternative investments.

The Company manages credit risk in the investment portfolio, including fixed income, alternative and short term investment through the credit research performed primarily by the external investment professionals and limitations on the investment portfolio’s exposure to individual credits. Credit limits for corporate exposures are based on an internal model that allows the limits to be linked to the Company’s balance sheet credit risk taking capacity while also taking into consideration internal views on specific issuers and on current or expected market credit conditions. Credit limits for other sectors are derived from the corporate limits using multipliers as a way to quantify intrinsic credit quality characteristics differences with the corporate sector. Limits are reviewed annually and ensure that potential losses from individual defaults should not exceed predetermined levels.

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

The table below shows the Company’s fixed income portfolio by credit rating in percentage terms of the Company’s total fixed income exposure (including fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased) as at December 31, 2008.

Total
AAA	53.9
AA	21.1
A	15.7
BBB	6.8
BB & below	2.4
NR	0.1

Total	100.0%

At December 31, 2008 and 2007, the average credit quality of the Company’s total fixed income portfolio was “AA.” The Company’s $13.2 billion portfolio of government, agency, sovereign and cash holdings was rated “AAA” at December 31, 2008. The Company’s $10.1 billion portfolio of corporates is rated “A”, which includes $4.6 billion of corporate financial issues which are “A+” rated. The Company’s $8.6 billion structured credit portfolio is “AA+” rated.

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

(U.S. dollars in millions)
Issuer (by Global Ultimate Parent)(1)	Amortized Cost at December 31, 2008	Unrealized (Loss) at December 31, 2008
HBOS plc	$211.8	$(32.8)
Citigroup Inc.	204.3	(17.1)
Bank of America Corporation	196.0	(14.9)
The Goldman Sachs Group, Inc.	193.6	(26.6)
HSBC Holdings Plc	141.1	(12.6)
Merrill Lynch & Co., Inc.	137.6	(12.9)
Lloyds TSB Group, Plc	132.2	(32.5)
Banco Santander, S.A	130.1	(34.7)
JPMorgan Chase & Co.	117.7	(10.7)
Morgan Stanley	112.1	(10.7)
Barclays Plc	110.5	(43.2)
American International Group, Inc	102.2	(30.3)
Nationwide Building Society	101.2	(8.5)
Wells Fargo & Company	95.2	(0.2)
HM Treasury (The Royal Bank of Scotland)	92.8	(29.9)
RFS Holdings B.V. (ABN AMRO)	85.2	(7.3)
Aviva Plc	76.8	(33.9)
Northern Rock Plc	75.0	(4.1)
American Express Company	70.9	(2.5)
UBS AG	67.5	(18.0)
Royal Bank of Canada	65.9	(1.2)
Wachovia Corporation	64.0	(4.2)
Unicredit SpA	61.5	(17.0)
Australia & New Zealand Banking Group Ltd	60.7	(1.7)
Assicurazioni Generali SpA	58.2	(19.0)
Danske Bank A/S	58.1	(13.2)
BNP Paribas	57.4	(15.6)
Caisse Nationale des Caisses D’Epargne et de Prevoyance (CNCEP)	55.9	(15.7)
Legal & General Group Plc	55.4	(17.0)
Credit Agricole	51.2	(12.6)

(1)	Subsequent to December 31, 2008 certain mergers have been announced that may result in changing the aggregations included herein.

Within the Company’s corporate financial bond holdings, the Company is further monitoring its exposures to hybrid securities, representing Tier One and Upper Tier Two securities of various financial institutions. The following table summarizes the top ten exposures to hybrid securities, representing both amortized cost and unrealized (losses):

(U.S. dollars in millions)
Issuer (by Global Ultimate Parent)	Tier One Amortized Cost at December 31, 2008	Upper Tier Two Amortized Cost at December 31, 2008	Total Amortized Cost at December 31, 2008	Net Unrealized (Loss) at December 31, 2008
Lloyds TSB Group, Plc	$47.0	$67.5	$114.5	$(36.2)
Barclays, Plc	52.5	55.3	107.8	(44.2)
Banco Santander, S.A.	44.9	58.6	103.5	(34.2)
HBOS plc	49.3	31.9	81.2	(30.9)
HM Treasury (The Royal Bank of Scotland)	15.8	64.4	80.2	(28.2)
Assicurazioni Generali S.P.A.	58.2	–	58.2	(21.2)
Aviva, Plc	5.7	51.5	57.2	(28.6)
Danske Bank A/S	32.5	19.4	51.9	(15.1)
Credit Agricole SA	11.8	38.6	50.4	(14.1)
Unicredit S.P.A.	43.5	1.8	45.3	(17.6)

Total	$361.2	$389.0	$750.2	$(270.3)

As at December 31, 2008, the top 10 corporate holdings, which exclude government guaranteed and government sponsored enterprises, represented approximately 4.7% of the total fixed income portfolio and approximately 15.1% of all corporate holdings. The top 10 corporate holdings listed below represent the direct exposure to the corporations listed below, including their subsidiaries, and excludes any securitized, credit enhanced and collateralized asset or mortgage backed securities, cash and cash equivalents, pooled notes and any over-the-counter (“OTC”) derivative counterparty exposures, if applicable.

Top 10 Corporate Holdings (1)	Percentage of Total Fixed Income Portfolio (2)
General Electric Company	0.7%
Citigroup Inc	0.6%
HBOS Plc (3)	0.6%
Bank of America Corporation (4)	0.6%
The Goldman Sachs Group, Inc	0.5%
HSBC Holdings Plc	0.4%
Merrill Lynch & Co., Inc (4)	0.4%
JP Morgan Chase & Co.	0.3%
Morgan Stanley	0.3%
Lloyds TSB Group Plc (3)	0.3%

(1)	Corporate issuers exclude government-backed, government-sponsored enterprises and cash and cash equivalents.

(2)	Including fixed maturities, short-term investments, cash and cash equivalents and net receivable (payable) for investments sold (purchased).

(3)	On September 18, 2008 Lloyds Group TSB Plc announced that it had agreed to acquire HBOS Plc.

(4)	On January 1, 2009 Bank of America Corporation completed its acquisition fo Merrill Lynch & Co., Inc.

As at December 31, 2008, the top 5 corporate sector exposures represented 24.6% of the total fixed income portfolio and 77.3% of all corporate holdings.

(U.S. dollars in millions)
Top 5 Sector Exposures	Fair Value	Percent of Fixed Income Portfolio
Financials	$4,554.1	14.3%
Consumer, Non-Cyclical	945.0	3.0%
Communications	806.8	2.5%
Industrials	797.6	2.5%
Utilities	745.4	2.3%

Total	$7,848.9	24.6%

The Company also has exposure to market movement related to credit risk associated with its mortgage-backed and asset-backed securities. The table below shows the breakdown of the $8.6 billion structured credit portfolio, of which 80.7% is AAA rated:

(U.S. dollars in millions)	Fair Value	Percent of Portfolio
CMBS	$2,176.5	25.3%
Agency	2,088.0	24.3%
Whole Loans	979.5	11.4%
Core CDO (non-ABS CDOs and CLOs)	666.4	7.7%
Other ABS:
ABS – Auto	676.4	7.9%
ABS – Credit Cards	458.5	5.3%
ABS – Other	596.8	6.9%
Topical:
Sub-prime first lien	487.7	5.7%
Alt-A	406.1	4.7%
Second lien (including sub-prime second lien mortgages)	58.9	0.7%
ABS CDO’s with sub-prime collateral	10.6	0.1%

Total	$8,605.4	100.0%

For further discussion of the exposure to credit market movements in the Company’s investment portfolio see the Investment Value-at-Risk section below.

Credit derivatives are purchased within the Company’s investment portfolio, have been sold through a limited number of contracts written as part of the Company’s previous XL Financial Solutions business, and were previously entered into through the Company’s prior reinsurance agreements with Syncora, as described below. From time to time, the Company may purchase credit default swaps to hedge an existing position or concentration of holdings. The credit derivatives are recorded at fair value. Following the secondary sale of Syncora common shares, the Company retained some credit derivative exposures written by Syncora and certain of its subsidiaries through reinsurance agreements that had certain derivatives exposures embedded within them. Following the closing of the Master Agreement which terminated certain reinsurance and other agreements, these credit derivative exposures were eliminated by virtue of the commutation of the relevant reinsurance agreements. As of December 31, 2008, the remaining credit derivative exposure outside of the Company’s investment portfolio consisted of 23 contracts written by the Company that provide credit protection on senior tranches of structured finance transactions with total net par values outstanding of $639.5 million, a weighted average contractual term to maturity of 5.7 years, a total liability recorded of $28.6 million, and an average rating of AA on the underlying obligations. As of December 31, 2008, there have been no reported events of default on the underlying obligations.

The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, alternatives and other investment funds and other institutions. Many of these transactions expose the Company to credit risk in the event of default of the Company’s counterparty. In addition, with respect to secured transactions, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure that is due. The Company also has exposure to financial institutions in the form of unsecured debt instruments, derivative transactions, revolving credit facility and letter of credit commitments and equity investments. There can be no assurance that any such losses or impairments to the carrying value of these assets would not materially and adversely affect the Company’s business and results of operations.

With regards to unpaid losses and loss expenses recoverable and reinsurance balances receivable, the Company has credit risk should any of its reinsurers be unable or unwilling to settle amounts due to the Company; however, these exposures are not marked to market. For further information relating to reinsurer credit risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balances Receivable.”

The Company is exposed to credit risk in the event of non-performance by the other parties to its derivative instruments in general; however, the Company does not anticipate non-performance. The difference between the notional principal amounts and the associated market value is the Company’s maximum credit exposure.

Weather and Energy Risk

Prior to August 2008, the Company previously offered weather and contingent energy risk management products in insurance or derivative form to end-users and managed the risks in the OTC and exchange traded derivatives markets or through the use of quota share or excess of loss arrangements. However, as part of the Company’s strategy to focus on its core Insurance and Reinsurance P&C operations, the Company, in August 2008, closed this unit and ceased writing such weather and energy risk management products.

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

Previously, when the Company offered weather and contingent energy risk management products, the Company managed its portfolio of such products through the employment of a variety of strategies. These included geographical and directional diversification of risk exposures and direct hedging within the capital and reinsurance markets. As at December 31, 2008, the Company’s VaR related to these risks did not exceed $20.0 million in any one season. The majority of existing weather and energy contracts expired at the end of 2008 with the remainder of the portfolio expected to expire by mid-2009.

Other Market Risks

The Company’s private investment portfolio is invested in limited partnerships and other entities which are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments, and risks specific to startup or small companies. As at December 31, 2008, the Company’s exposure to private investments was $404.8 million representing 1.2% of the fixed income portfolio compared to $427.5 million as at December 31, 2007.

The Company’s alternative investment portfolio, which is exposed to equity and credit risk as well as certain other market risks, had a total exposure of $1.1 billion making up approximately 3.2% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) at December 31, 2008, as compared to December 31, 2007, where the Company had a total exposure of $2.3 billion representing approximately 5.2% of the total investment portfolio. The VaR associated with the alternative investment portfolio at December 31, 2008 was approximately $35.6 million.

At December 31, 2008, bond and stock index futures outstanding had a net long position of $101.7 million as compared to a net short position of $384.5 million at December 31, 2007. A 10% appreciation or depreciation of the underlying exposure to these derivative instruments would have resulted in realized gains or realized losses of $10.2 million as at December 31, 2008 and $38.5 million as at December 31, 2007, respectively. The Company may reduce its exposure to these futures through offsetting transactions, including options and forwards.

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

The Company uses VaR as a statistical risk measure of the two main components of its investment portfolio – the Asset Liability Portfolio and the Risk Portfolio. The Asset Liability Portfolio principal objectives are to support the liabilities arising from the Company’s operations, to produce a steady stream of investment income and to preserve capital. The Asset Liability portfolio is invested in investment grade fixed income and cash securities (fixed income instruments maturing one year or less at the time of issuance). The Risk Portfolio principal objective is to build book value over the long term. The Risk Portfolio is invested in equity securities, below investment grade fixed income securities, alternative investment strategies and private investments.

The Company calculates the VaR of the investment portfolio using a one month time horizon and a 95% level of confidence. This means that, on average, the Company could expect marked-to-market results greater than predicted by the VaR results 5% of the time, or once every 20 months. The calculation of VaR is performed monthly using an analytical, or variance-covariance approach, based on the linear sensitivity of the portfolio and individual securities to a broad set of systematic market risk factors and idiosyncratic risk factors. The Company computes the parametric sensitivity of every security in a portfolio to changes in key interest rates, spreads, implied volatility, equities, and foreign exchange rates. The parametric exposures are summed using the appropriate portfolio weights to compute a portfolio’s exposure to these systematic and idiosyncratic market risk factors. Results are expressed both in terms of U.S. dollars and as a percentage of the Company’s investment portfolio.

As part of the Company’s ongoing initiatives to enhance its risk reporting activities, the Company has expanded its modeling capabilities and analytics to measure the VaR of the investment portfolio excluding the foreign exchange rate risk within the investment portfolio. Within its asset liability framework for the investment portfolio, the Company pursues a general policy of holding the assets and liabilities in the same currency and as such the Company is not exposed to the risks associated foreign exchanges movements within the investment portfolio, as currency impacts on the assets are generally matched by corresponding impacts on the related liabilities, and accordingly are neutral to the Company’s book value. The Company considers that the investment portfolio VaR results excluding foreign exchange rate risk are the more relevant and appropriate metrics to consider when assessing the actual risk of the investment portfolio. The Company has implemented such analysis as of December 31, 2008 and expects to report the VaR of the investment portfolio excluding foreign exchange risk in future periods. The results for December 31, 2008 are reported in the table below.

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

The VaR approach uses historical data to determine the sensitivity of each of the underlying securities to the risk factors incorporated into the pricing models employed in the VaR calculations. In calculating these sensitivities, greater importance is placed on the more recent data points and information. Since the VaR approach is based on historical positions and market data, VaR results should not be viewed as an absolute and predictive gauge of future financial performance or as a way for the Company to predict risk. There is no assurance that the Company’s actual future losses will not exceed its VaR and the Company expects that 5% of the time the VaR will be exceeded.

Additionally, the Company acknowledges the fact that risks associated with abnormal market events can be significantly different from the VaR results and these are by definition not reflected or assessed in the VaR analysis, rather this is evaluated using the Company’s stress testing framework.

The VaR of the investment portfolio at December 31, 2008 was approximately $1.5 billion including foreign exchange rate risk and $0.9 billion excluding foreign exchange rate risk. The VaR of all investment related derivatives excluding investments in affiliates and other investments was approximately $42.9 million.

In instances where the data or time series are insufficient to determine the risk factor sensitivities, the VaR approach uses proxy time series data available for similar instruments. As at December 31, 2008, approximately $5.8 billion used proxy time series data. Approximately $1.1 billion related to various fixed income portfolios (of which $0.5 billion was in mortgage backed and asset backed securities), $3.0 billion to various cash portfolios, $1.1 billion to alternative investments, $0.4 billion to private investments, $0.1 billion to equity portfolios, and nil to derivatives. The Company reviews the proxies to ensure that an appropriate data and time series is being used in the calculations and that the proxies used are conservative.

The following table shows the Company’s average, minimum and maximum VaR in percentage and dollar terms for the investment portfolio during the year ended December 31, 2008, based upon the VaR at quarter end dates. The table also includes the Company’s VaR in percentage and dollar terms, respectively, for the investment portfolio as at December 31, 2008. The Company’s investment portfolio VaR as at December 31, 2008 is not necessarily indicative of future VaR levels. The Company uses VaR as a statistical risk measure of the two main components of its investment portfolio only – the Asset Liability Portfolio and the Risk Asset Portfolio.

	Average VaR % VaR (1)	Minimum VaR % VaR (1)	Maximum VaR % VaR (1)	At December 31, 2008 % VaR (1)	At December 31, 2008 % VaR (2)
Asset Liability Portfolio	2.70%	1.72%	5.22%	5.00%	2.87%
Risk Asset Portfolio	3.92%	2.69%	5.92%	4.82%	4.56%
Undiversified VaR (3	2.83%	1.83%	5.24%	4.98%	3.00%
Diversification VaR (4)	0.29%	–%	–%	0.16%	0.21%
Investment Portfolio VaR (5)(7)	2.54%	1.55%	5.07%	4.82%	2.79%

(U.S. dollars in millions)	Average VaR during 2008 $VaR (6)	Minimum VaR during 2008 $VaR (6)	Maximum VaR during 2008 $VaR (6)	VaR as at December 31, 2008 $VaR (6)	VaR as at December 31, 2008 $VaR (7)
Investment Portfolio VaR (5)(8)	$880.7	$564.0	$1,603.5	$1,542.8	$892.4

(1)	Based on a 95% confidence level with a one month holding period and expressed as a percentage of the investment portfolio.

(2)	Based on a 95% confidence level with a one month holding period and expressed as a percentage of the investment portfolio excluding foreign exchange rate risk as described above.

(3)

Average Undiversified VaR for the year ended December 31, 2008 and Undiversified VaR at December 31, 2008 is the summation of the individual VaRs for the Asset Liability and Risk Asset portfolios and, by construction, ignores any and all correlations between these portfolios (and their underlying asset classes). The Undiversified VaR therefore ignores diversification benefits that exist in between these portfolios (and their respective underlying asset classes). Maximum and Minimum Undiversified VaR is not necessarily the summation of the individual VaRs for each of the separate portfolios since the Maximum and Minimum VaR and the Maximum and Minimum Undiversified VaR do not necessarily refer to the same point in time.

(4)

Diversification VaR equals the difference between the Investment Portfolio VaR and the Undiversified VaR. As the former explicitly accounts for the correlations and diversification benefits that exist between the Asset Liability and Risk Asset portfolios and the latter explicitly does not, the difference in the two VaR results is due to the “diversification benefits.” These diversification benefits arise due to the risk reduction that occurs when different assets, that are not perfectly correlated, are combined in a portfolio. It will vary over time dependent on: changes in allocations; changes in the correlations between the different underlying asset classes; and changes in the underlying asset class risks. The NA reflects the fact that, since the Minimum and Maximum VaR do not refer to the same point in time, it is therefore not meaningful to calculate the Diversification VaR.

(5)

Investment Portfolio VaR is based on the prescribed methodology that explicitly accounts for the diversification benefits that occur when each of the allocations to the Asset Liability and Risk Asset portfolios (and their underlying asset classes) are included in the investment portfolio.

(6)	Based on a 95% confidence level with a one month holding period, expressed in millions of U.S. Dollars.

(7)	Based on a 95% confidence level with a one month holding period, expressed in millions of U.S. Dollars excluding foreign exchange rate risk.

(8)	Investment Portfolio refers to the two main components of the Company’s investment portfolio—the Asset Liability Portfolio and the Risk Asset Portfolio.

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

The table below shows the maximum impact on the Company’s investment portfolio including the impact of foreign exchange rates if all events stress tested were to repeat themselves, given the actual investment portfolio’s allocations at the quarters ended March 31, June 30, September 30 and December 31, 2008. The Company assumes that no action is taken during the stress period to either liquidate or rebalance the portfolio. The Company believes that this fairly reflects the potential decreased liquidity that is often associated with stressed market environments.

Stress Test	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008 (1)
Maximum loss impact on portfolio	(6.2)%	(6.3)%	(4.4)%	(7.3)%
Maximum gain impact on portfolio	18.9%	19.5%	18.9%	20.1%

(1)	In the fourth quarter of 2008, the Company added an additional historical stress scenario to reflect the “2008 Credit Crisis.”

From the different scenarios that the Company analyzes, the largest downside event risk exposure during 2008 was 7.3%, based on the investment portfolio as at December 31, 2008. This largest downside event risk exposure of 7.3% is reflective of a new ‘2008 Credit Crisis’ stress test implemented in the fourth quarter of 2008 and assumes a repeat of the extreme volatility in the capital markets experienced the period from September 12, 2008 to November 3, 2008; the day before the Lehman bankruptcy announcement. Excluding this new stress test, the Maximum loss impact on the portfolio as of December 31 2008 was 4.8%. The largest upside risk exposure during 2008 was 20.1% as at December 31, 2008.

At December 31, 2008 the Company’s maximum loss impact and maximum gain impact on the investment portfolio were at their maximum month end ranges. The higher year end results were primarily a reflection of the extreme volatility levels observed in the level of interest rates, spread levels and other key risk factors during the fourth quarter of 2008 following the bankruptcy of Lehman Brothers, Inc.

Given the investment portfolio allocations as at December 31, 2008, the Company would expect to lose approximately 7.3% of the portfolio if the most damaging event stress tested (“2008 Credit Crisis”) was repeated, all other things held equal. Given the investment portfolio allocations as at December 31, 2008, the Company would expect to gain approximately 20.1% of the portfolio if the most favorable event stress tested was repeated, all other things held equal.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

XL CAPITAL LTD
CONSOLIDATED BALANCE SHEETS AS AT DECEMBER 31, 2008 AND 2007

(U.S. dollars in thousands, except share amounts)	2008	2007
ASSETS
Investments:
Fixed maturities at fair value (amortized cost: 2008, $28,990,477; 2007, $34,233,816)	$25,636,368	$33,607,790
Equity securities, at fair value (cost: 2008, $337,765; 2007, $664,213)	361,819	854,815
Short-term investments, at fair value (amortized cost: 2008, $1,500,767; 2007, $1,814,445)	1,466,323	1,803,198

Total investments available for sale	27,464,510	36,265,803
Investments in affiliates	1,552,789	2,611,149
Other investments (cost: 2008, $417,856; 2007, $614,848)	459,481	708,476

Total investments	29,476,780	39,585,428
Cash and cash equivalents	4,353,826	3,880,030
Accrued investment income	363,376	447,660
Deferred acquisition costs	713,501	756,854
Prepaid reinsurance premiums	896,216	972,516
Premiums receivable	3,377,016	3,637,452
Reinsurance balances receivable	563,694	817,931
Unpaid losses and loss expenses recoverable	3,997,722	4,697,471
Net receivable from investments sold	99,455	–
Goodwill and other intangible assets	853,550	1,841,591
Deferred tax asset, net	331,348	370,419
Other assets	655,521	754,912

Total assets	$45,682,005	$57,762,264

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$21,650,315	$23,207,694
Deposit liabilities	2,710,987	7,920,085
Future policy benefit reserves	5,452,865	6,772,042
Unearned premiums	4,217,931	4,681,989
Notes payable and debt	3,189,734	2,868,731
Reinsurance balances payable	786,463	843,511
Net payable for investments purchased	–	191,472
Other liabilities	1,056,879	1,326,179

Total liabilities	$39,065,174	$47,811,703

Commitments and Contingencies
Minority interest in equity of consolidated subsidiaries	$1,598	$2,419
Redeemable Series C preference ordinary shares, 20,000,000 authorized, par value $0.01 Issued and outstanding: (2008, 20,000,000; 2007, nil)	$500,000	$–

Shareholders’ Equity:
Series E preference ordinary shares, 1,000,000 authorized, par value $0.01 Issued and outstanding: (2008, 1,000,000; 2007, 1,000,000)	10	10
Class A ordinary shares, 999,990,000 authorized, par value $0.01 Issued and outstanding: (2008, 330,812,343; 2007, 177,910,151)	3,308	1,779
Additional paid in capital	9,792,371	7,358,801
Accumulated other comprehensive (loss) income	(3,364,927)	9,159
Retained (deficit) earnings	(315,529)	2,578,393

Total shareholders’ equity	$6,115,233	$9,948,142

Total liabilities, minority interest, redeemable preference ordinary shares and shareholders’ equity	$45,682,005	$57,762,264

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(U.S dollars in thousands, except per share amounts)	2008	2007	2006
Revenues:
Net premiums earned	$6,640,102	$7,205,356	$7,569,518
Net investment income	1,768,977	2,248,807	1,978,184
Net realized (losses) on investments	(962,054)	(603,268)	(116,458)
Net realized and unrealized (losses) gains on derivative instruments	(73,368)	(55,451)	101,183
Net (loss) income from investment fund affiliates	(277,696)	326,007	269,036
Fee income and other	52,158	14,271	31,732

Total revenues	$7,148,119	$9,135,722	$9,833,195

Expenses:
Net losses and loss expenses incurred	$3,962,898	$3,841,003	$4,201,194
Claims and policy benefits	769,004	888,658	807,255
Acquisition costs	944,460	1,063,713	1,102,046
Operating expenses	1,161,934	1,144,910	1,182,939
Exchange (gains) losses	(184,454)	(19,734)	89,373
Interest expense	351,800	621,905	552,275
Extinguishment of debt	22,527	–	–
Impairment of goodwill	989,971	–	–
Amortization of intangible assets	2,968	1,680	2,355

Total expenses	$8,021,108	$7,542,135	$7,937,437

(Loss) income before minority interest, income tax and net income from operating affiliates	$(872,989)	$1,593,587	$1,895,758
Minority interest in net income of subsidiaries	–	23,928	25,016
Provision for income tax	222,578	233,922	219,645
Net (loss) income from operating affiliates	(1,458,246)	(1,059,848)	111,670

Net (loss) income	$(2,553,813)	$275,889	$1,762,767

Preference share dividends	(78,645)	(69,514)	(40,322)

Net (loss) income available to ordinary shareholders	$(2,632,458)	$206,375	$1,722,445

Net (loss) income	$(2,553,813)	$275,889	$1,762,767
Change in net unrealized (losses) on investments, net of tax	(2,893,060)	(747,941)	(103,834)
Additional pension liability	(2,124)	3,080	(9,809)
Change in value of cash flow hedge	439	4,338	630
Change in net unrealized (loss) gain on future policy benefit reserves	(6,998)	16,005	94,904
Foreign currency translation adjustments	(472,343)	317,319	153,610
Realization of accumulated other comprehensive loss on sale of Syncora	–	4,953	14,224
Minority interest share in change in accumulated other comprehensive loss in Syncora	–	–	(6,563)

Comprehensive (loss) income	$(5,927,899)	$(126,357)	$1,905,929

Weighted average ordinary shares and ordinary share equivalents outstanding – basic	238,862	178,500	178,793
Weighted average ordinary shares and ordinary share equivalents outstanding – diluted	238,862	179,693	179,450

(Loss) earnings per ordinary share and ordinary share equivalent – basic	$(11.02)	$1.16	$9.63

(Loss) earnings per ordinary share and ordinary share equivalent – diluted	$(11.02)	$1.15	$9.60

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(U.S. dollars in thousands)	2008	2007	2006
Series A, B, and E Preference Ordinary Shares:
Balance – beginning of year	$10	$207	$207
Issuance of Series E preference ordinary shares	–	10	–
Redemption of Series A preference ordinary shares	–	(92)	–
Redemption of Series B preference ordinary shares	–	(115)	–

Balance – end of year	$10	$10	$207

Ordinary Shares:

Balance – beginning of year	$1,779	$1,810	$1,795
Issuance of Class A ordinary shares	1,530	113	9
Exercise of stock options	–	9	7
Repurchase of Class A ordinary shares	(1)	(153)	(1)

Balance – end of year	$3,308	$1,779	$1,810

Additional paid in capital:
Balance – beginning of year	$7,358,801	$6,451,569	$6,377,375
Issuance of Class A ordinary shares	2,393,238	874,172	56,308
Issuance of Series E preference ordinary shares	–	984,573	–
Repurchase of Class A ordinary shares	(4,965)	(515,677)	(2,846)
Redemption of Series A preference ordinary shares	–	(229,908)	–
Redemption of Series B preference ordinary shares	–	(287,385)	–
Fair value of purchase contracts associated with equity security units	(37,860)	–	–
Outstanding accrued contingent capital put premium	51,064	–	–
Stock option expense	20,941	15,114	27,216
Exercise of stock options	–	65,832	33,062
Net change in deferred compensation	11,152	511	1,554
Net loss on sale of Syncora	–	–	(30,100)
Realization of accumulated other comprehensive loss on sale of Syncora	–	–	(11,000)

Balance – end of year	$9,792,371	$7,358,801	$6,451,569

Accumulated Other Comprehensive Income:
Balance – beginning of year	$9,159	$411,405	$268,243
Net change in unrealized (losses) on investment portfolio, net of tax	(2,846,989)	(775,159)	(136,090)
Net change in unrealized gains on affiliate and other investments, net of tax	(46,071)	27,218	32,256
Additional pension liability	(2,124)	3,080	(9,809)
Change in value of cash flow hedge	439	4,338	630
Change in net unrealized (loss) gain on future policy benefit reserves	(6,998)	16,005	94,904
Foreign currency translation adjustments	(472,343)	317,319	153,610
Realization of accumulated other comprehensive loss on sale of Syncora	–	4,953	14,224
Minority interest share in change in accumulated other comprehensive loss in Syncora	–	–	(6,563)

Balance – end of year	$(3,364,927)	$9,159	$411,405

Retained (Deficit) Earnings:
Balance – beginning of year	$2,578,393	$3,266,175	$1,824,191
Net (loss) income	(2,553,813)	275,889	1,762,767
Dividends on Class A ordinary shares	(261,464)	(274,037)	(277,682)
Dividends on Series A, B and E preference ordinary shares	(78,645)	(69,514)	(40,322)
Repurchase of shares	–	(620,120)	(2,779)

Balance – end of year	$(315,529)	$2,578,393	$3,266,175

Total shareholders’ equity	$6,115,233	$9,948,142	$10,131,166

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(U.S. dollars in thousands)	2008	2007	2006
Cash Flows Provided by Operating Activities:
Net (loss) income	$(2,553,813)	$275,889	$1,762,767
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net realized losses on sales of investments	962,054	603,268	116,458
Net realized and unrealized losses (gains) on derivative instruments	73,368	55,451	(101,183)
Amortization of (discounts) premiums on fixed maturities	(47,201)	(86,826)	(29,435)
Impairment of goodwill	989,971	–	–
Amortization of intangible assets	2,968	1,680	2,355
Amortization of deferred compensation	57,617	49,666	56,163
Accretion of convertible debt	1,003	988	969
Accretion of deposit liabilities	146,588	421,074	350,053
Net loss (income) from investment and operating affiliates	1,735,942	733,841	(380,706)
Cash paid to Syncora	(1,775,000)	–	–
Unpaid losses and loss expenses	(849,069)	(231,400)	(1,290,840)
Unearned premiums	(266,732)	(230,834)	130,836
Premiums receivable	111,789	33,879	341,720
Unpaid losses and loss expenses recoverable	644,968	387,263	1,562,453
Future policy benefit reserves	30,996	93,668	105,395
Prepaid reinsurance premiums	33,350	173,123	(89,037)
Reinsurance balances receivable	239,052	307,432	(32,782)
Reinsurance balances payable	(13,229)	(78,486)	(528,697)
Deferred acquisition costs	(29,583)	3,925	21,479
Deferred tax asset	129,890	(20,100)	20,729
Accrued investment income	48,252	(18,373)	(22,140)
Other assets	(53,450)	(324,368)	382,766
Other liabilities	(210,483)	12,227	(141,064)
Other	163,492	77,879	200,396

Total adjustments	$2,126,553	$1,964,977	$675,888

Net cash (used in) provided by operating activities	$(427,260)	$2,240,866	$2,438,655

Cash Flows Provided By (Used In) Investing Activities:
Proceeds from sale of fixed maturities and short-term investments	$13,692,768	$23,570,285	$24,409,164
Proceeds from redemption of fixed maturities and short-term investments	3,065,326	1,923,459	1,451,695
Proceeds from sale of equity securities	866,346	937,994	1,130,234
Net proceeds from sale of Syncora common shares	–	–	104,650
Proceeds from sale of Syncora common shares, net of cash sold upon de-consolidation	–	(110,843)	–
Purchases of fixed maturities and short-term investments	(13,620,024)	(25,229,000)	(29,141,948)
Purchases of equity securities	(659,911)	(832,385)	(1,000,775)
Net dispositions of affiliates and dividends received	384,130	77,500	155,358
Acquisition of subsidiaries, net of cash acquired	–	(32,918)	(12,600)
Other investments	80,598	(185,734)	(72,190)
Other assets	–	–	4,087

Net cash provided by (used in) investing activities	$3,809,233	$118,358	$(2,972,325)

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 (Continued)

(U.S. dollars in thousands)	2008	2007	2006
Cash Flows (Used in) Provided by Financing Activities:
Proceeds from issuance of Class A ordinary shares and exercise of stock options	$2,231,000	$878,439	$31,972
Proceeds from issuance of Series C redeemable preference ordinary shares	500,000	—	—
Proceeds from issuance of Series E preference ordinary shares	–	984,583	–
Redemption of Series A preference ordinary shares	–	(230,000)	–
Redemption of Series B preference ordinary shares	–	(287,500)	–
Repurchase of Class A ordinary shares	(4,966)	(1,135,950)	(5,626)
Dividends paid on Class A ordinary shares	(261,373)	(274,037)	(277,682)
Dividends paid on preference ordinary shares	(65,000)	(69,514)	(40,322)
Proceeds from issuance of debt	557,750	322,836	–
Repayment of debt	(255,000)	(825,000)	(45,291)
Deposit liabilities	(5,628,177)	(360,029)	(734,185)
Net cash flow on securities lending	96,469	10,191	(239,281)
Proceeds from issuance of Syncora common shares	–	–	342,227
Proceeds from issuance of Syncora Series A perpetual preference ordinary shares	–	247,248	–
Dividends paid to minority shareholders of Syncora	–	(16,130)	–

Net cash (used in) provided by financing activities	$(2,829,297)	$(754,863)	$(968,188)

Effects of exchange rate changes on foreign currency cash	(78,880)	51,921	32,131
Increase (decrease) in cash and cash equivalents	473,796	1,656,282	(1,469,727)
Cash and cash equivalents – beginning of year	3,880,030	2,223,748	3,693,475

Cash and cash equivalents – end of year	$4,353,826	$3,880,030	$2,223,748

Net taxes paid	$154,216	$156,315	$194,217
Interest paid	$181,944	$171,677	$170,286

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

1. General

XL Capital Ltd, through its operating subsidiaries (collectively the “Company” or “XL”), is a leading provider of insurance and reinsurance coverages to industrial, commercial and professional service firms, insurance companies and other enterprises on a worldwide basis. The Company and its various subsidiaries operate globally in 28 countries, through its four business segments: Insurance, Reinsurance, Life Operations, and Other Financial Lines. These segments are further discussed in Note 6 to the Consolidated Financial Statements, “Segment Information.”

2. Significant Accounting Policies

(a) Basis of Preparation and Consolidation

These consolidated financial statements include the accounts of the Company and all of its subsidiaries. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated. Certain amounts in 2007 and 2006 have been reclassified to conform to the current year presentation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant areas of estimation include:

•	unpaid losses and loss expenses and unpaid losses and loss expenses recoverable;

•	future policy benefit reserves;

•	deposit liabilities;

•	valuation of certain derivative instruments;

•	other than temporary impairments in the value of investments;

•	income taxes;

•	reinsurance premium estimates; and

•	goodwill carrying value.

While management believes that the amounts included in the consolidated financial statements reflect the Company’s best estimates and assumptions, actual results could differ from these estimates.

(b) Fair Value Measurements

Financial Instruments subject to Fair Value Measurements

In September 2006, the FASB issued No. FAS 157, “Fair Value Measurements” (“FAS 157”). FAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under FAS 157, fair value measurements are not adjusted for transaction costs. FAS 157 nullifies the guidance included in EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities,” that prohibited the recognition of a day one gain or loss on derivative contracts (and hybrid financial instruments measured at fair value under FAS 155) where a company was unable to verify all of the significant model inputs to observable market data and/or verify the model to market transactions. However, FAS 157 requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

2. Significant Accounting Policies (Continued)

(b) Fair Value Measurements (Continued)

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

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which permits a one-year deferral of the application of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 is effective in conjunction with FAS 157 for interim and annual financial statements issued after January 1, 2009. Accordingly, the provisions of FAS 157 have not been applied to goodwill and other intangible assets held by the Company which are measured periodically for impairment testing purposes only.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). This FSP clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in the determination of the fair value of a financial asset when the market for that asset is not active. The key considerations illustrated in the FSP FAS 157-3 example include the use of an entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates, appropriate risk adjustments for nonperformance and liquidity risks, and the reliance that an entity should place on quotes that do not reflect the result of market transactions. FSP FAS 157-3 was preceded by a press release that was jointly issued by the Office of the Chief Accountant of the SEC and the FASB staff on September 30, 2008 which provided immediate clarification on fair value accounting based on the measurement guidance of FAS 157. FSP FAS 157-3 was effective upon issuance. The Company determined that applying the principles of FSP FAS 157-3 with respect to the CLO portfolio was appropriate.

Basis of Fair Value Measurement

FAS 157 also establishes a fair value hierarchy that prioritizes the inputs to the respective valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). An asset’s or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. The three levels of the fair value hierarchy under FAS 157 are described further below:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities (unadjusted); no blockage factors.

•

Level 2 – Other observable inputs (quoted prices in markets that are not active or inputs that are observable either directly or indirectly) – include quoted prices for similar assets/liabilities (adjusted) other than quoted prices in Level 1; quoted prices in markets that are not active; or other inputs that

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

2. Significant Accounting Policies (Continued)

(b) Fair Value Measurements (Continued)

are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 – Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Details on assets and liabilities that have been included under the requirements of FAS 157 to illustrate the bases for determining the fair values of the assets and liabilities held by the Company are detailed in each respective significant accounting policy section of this note.

Fair values of investments and derivatives are based on published market values if available, estimates of fair values of similar issues, estimates of fair values provided by independent pricing services or estimates of fair values determined by the Company. Fair values of financial instruments for which quoted market prices are not available or for which the Company believes current trading conditions represent distressed transactions are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and the estimated amounts and timing of future cash flows. In such instances, the derived fair value estimates cannot be substantiated by comparison to independent markets and are not necessarily indicative of the amounts that would be realized in a current market exchange. Certain financial instruments, particularly insurance contracts, are excluded from fair value disclosure requirements of FAS 107, Disclosures about Fair Value of Financial Instruments. For further information on accounting policies relating to other financial instruments, investments, other investments, notes payable and debt, derivative instruments, and off-balance sheet arrangements, see Notes 3, 9, 11, 16, 17, and 18, respectively.

(c) Premiums and Acquisition Costs

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

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

2. Significant Accounting Policies (Continued)

(c) Premiums and Acquisition Costs (Continued)

Acquisition costs, which vary with and are directly related to the acquisition of policies, consist primarily of commissions paid to brokers and cedants, and are deferred and amortized over the period that the premiums are earned. Acquisition costs are shown net of commissions earned on reinsurance ceded. Future earned premiums, the anticipated losses and other costs (and in the case of a premium deficiency, investment income) related to those premiums, are also considered in determining the level of acquisition costs to be deferred.

(d) Reinsurance

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

(e) Fee Income and Other

Fee income and other includes fees received for insurance and product structuring services provided and is earned over the service period of the contract. Any adjustments to fees earned or the service period are reflected in income in the period when determined.

(f) Other Than Temporary Impairments in Investments

The Company reviews the fair value of its investment portfolio on a periodic basis to identify declines in fair value below the carrying value that are other than temporary. This review involves consideration of several factors including (i) the time period during which there has been a significant decline in fair value below carrying value, (ii) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (iii) the significance of the decline, (iv) an analysis of the collateral structure and other credit support, as applicable, of the securities in question, (v) expected future interest rate movements, and (vi) the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. Where the Company concludes that declines in fair values are other than temporary, the cost of the security is written down to fair value below carrying value and the previously unrealized loss is therefore realized in the period when such determination is made.

Hybrid or perpetual securities, which are classified as fixed maturities due to the existence of a call feature, are analyzed as debt securities for the purpose of evaluating other than temporary impairment.

With respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions on security sales are made within the context of changing information. For further details on the factors considered in the evaluation other than temporary impairments see Note 9 “Investments”.

(g) Derivative Instruments

The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. The changes in fair value of derivatives are shown in the consolidated statement of income as “net realized and unrealized gains and losses on derivative instruments” unless the

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

2. Significant Accounting Policies (Continued)

(g) Derivative Instruments (Continued)

derivatives are designated as hedging instruments. The accounting for derivatives which are designated as hedging instruments is discussed below. Changes in fair value of derivatives may create volatility in the Company’s results of operations from period to period. Amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) are offset against net fair value amounts recognized in the consolidated balance sheet for derivative instruments executed with the same counterparty under the same master netting arrangement.

Derivative contracts can be exchange-traded or OTC. Exchange-traded derivatives (futures and options) typically fall within Level 1 of the fair value hierarchy depending on whether they are deemed to be actively traded or not. OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market clearing transactions, broker or dealer quotations or alternative pricing sources where an understanding of the inputs utilized in arriving at the valuations is obtained. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms and specific risks inherent in the instrument as well as the availability of pricing information in the market. The Company generally uses similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs. For OTC derivatives that trade in liquid markets, such as generic forwards, interest rate swaps and options, model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments comprise the majority of derivatives held by the Company and are typically classified within Level 2 of the fair value hierarchy.

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

The Company conducts its derivative activities in four main areas: investment related derivatives, credit derivatives, other non-investment related derivatives, and weather and energy derivatives.

Investment related derivatives

The Company’s direct use of derivatives includes futures, forwards, swaps and option contracts that derive their value from underlying assets, indices, reference rates or a combination of these factors. The Company uses derivatives to manage duration, credit and foreign currency exposure for its investment portfolio as well as to add value to the investment portfolio through replicating permitted investments, provided the use of such investments is incorporated into the overall portfolio evaluation and complies with the Company’s investment guidelines.

The Company uses derivative instruments, primarily interest rate swaps, to manage the interest rate exposure associated with certain assets and liabilities. All derivatives are recorded at fair value. On the date the derivative contract is entered into, the Company may designate the derivative as a hedge of the fair value of a recognized asset or liability (“fair value” hedge); a hedge of the variability in cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset or liability (“cash flow” hedge); a hedge of a net investment in a foreign operation; or the Company may not designate any hedging relationship for a derivative contract.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

2. Significant Accounting Policies (Continued)

(g) Derivative Instruments (Continued)

Credit derivatives

Credit derivatives are recorded at fair value, which is determined using either models developed by the Company or third party prices and are dependent upon a number of factors, including changes in interest rates, future default rates, credit spreads, changes in credit quality, future expected recovery rates and other market factors. The change resulting from movements in credit and credit quality spreads is unrealized as the credit derivatives are not traded to realize this resultant value.

Other Non-Investment Related Derivatives

The Company may also enter into derivatives as part of contingent capital facilities including put options, interest rate swaps, and asset return swaps or hold contracts containing embedded derivatives such as life reinsurance contracts containing guaranteed minimum income benefits (“GMIB”) over the account balance upon the policyholder’s election to take the income benefit. The fair value of this derivative is determined based on the present value of expected cash flows. In addition, the Company has modified coinsurance and funds withheld reinsurance agreements that provide for a return based on a portfolio of fixed income securities; as such, the agreements contain embedded derivatives. The embedded derivative is bifurcated from the funds withheld balance and recorded at fair value with changes in fair value recognized in earnings through net realized and unrealized gains and losses on derivative instruments.

Weather and Energy derivatives

Fair values for the Company’s remaining natural gas contracts are determined through the use of quoted market prices. As quoted market prices are not widely available in the weather and electricity derivative markets, management uses available market data and internal pricing models based upon consistent statistical methodologies to estimate fair values. Estimating the fair value of instruments which do not have quoted market prices requires management’s judgment in determining amounts which could reasonably be expected to be received from, or paid to, a third party in settlement of the contracts. The amounts could be materially different from the amounts that might be realized in an actual sale transaction. Fair values are subject to change in the near-term and reflect management’s best estimate based on various factors including, but not limited to, actual and forecasted weather conditions, changes in commodity prices, changes in interest rates and other market factors.

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

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

2. Significant Accounting Policies (Continued)

(g) Derivative Instruments (Continued)

Net Investment in a Foreign Operation Hedges

Changes in fair value of a derivative used as a hedge of a net investment in a foreign operation, to the extent effective as a hedge, are recorded in the foreign currency translation adjustments account within AOCI. Cumulative changes in fair value recorded in AOCI are reclassified into earnings upon the sale or complete or substantially complete liquidation of the foreign entity. Any hedge ineffectiveness is recorded immediately in current period earnings as “net realized and unrealized gains and losses on derivative instruments.” Periodic derivative net coupon settlements are recorded in net investment income. There were hedges of net investment in a foreign operation in place at December 31, 2006.

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

The Company also has investment related derivatives embedded in certain reinsurance contracts. For a particular life reinsurance contract, the Company pays the ceding company a fixed amount equal to the estimated present value of the excess of GMIB over the account balance upon the policyholder’s election to take the income benefit. The fair value of this derivative is determined based on the present value of expected cash flows. In addition, the Company has modified coinsurance and funds withheld reinsurance agreements that provide for a return based on a portfolio of fixed income securities; as such, the agreements contain embedded derivatives. The embedded derivative is bifurcated and recorded at fair value with changes in fair value recognized in earnings.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

2. Significant Accounting Policies (Continued)

(h) Total Investments

Investments Available For Sale

Investments that are considered available for sale (comprised of the Company’s fixed maturities, equity securities and short-term investments) are carried at fair value. The fair values for available for sale investments are generally sourced from third parties. The fair value of fixed maturity securities is based upon quoted market values where available, “evaluated bid” prices provided by third party pricing services (“pricing services”) where quoted market values are not available, or by reference to broker or underwriter bid indications where pricing services do not provide coverage for a particular security. To the extent the Company believes current trading conditions represent distressed transactions, the Company may elect to utilize internally generated models. The pricing services use market approaches to valuations using primarily Level 2 inputs in the vast majority of valuations, or some form of discounted cash flow analysis to obtain investment values for a small percentage of fixed maturity securities for which they provide a price. Pricing services indicate that they will only produce an estimate of fair value if there is objectively verifiable information available to produce a valuation. Standard inputs to the valuations provided by the pricing services listed in approximate order of priority for use when available include: reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data. The pricing services may prioritize inputs differently on any given day for any security, and not all inputs listed are available for use in the evaluation process on any given day for each security evaluation; however, the pricing services also monitor market indicators, industry and economic events. Information of this nature is a trigger to acquire further corroborating market data. When these inputs are not available, they identify “buckets” of similar securities (allocated by asset class types, sectors, sub-sectors, contractual cash flows/structure, and credit rating characteristics) and apply some form of matrix or other modeled pricing to determine an appropriate security value which represents their best estimate as to what a buyer in the marketplace would pay for a security in a current sale. While the Company receives values for the majority of the investment securities it holds from one or more pricing services, it is ultimately management’s responsibility to determine whether the values received and recorded in the financial statements are representative of appropriate fair value measurements. It is common industry practice to utilize pricing services as a source for determining the fair values of investments where the pricing services are able to obtain sufficient market corroborating information to allow them to produce a valuation at a reporting date. In addition, in the majority of cases although a value may be obtained from a particular pricing service for a security or class of similar securities, these values are corroborated against values provided by other pricing sources.

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

Prices provided by independent pricing services and independent broker quotes can vary widely even for the same security. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts. During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, such as the market disruption experienced during the year ended December 31, 2008, it may be difficult to value certain of the Company’s securities, for example, CLOs, Alt-A and sub-prime mortgage backed securities, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated or require greater

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

2. Significant Accounting Policies (Continued)

(h) Total Investments (Continued)

estimation thereby resulting in values which may be different than the value at which the investments may be ultimately sold.

The net unrealized gain or loss on investments, net of tax, is included in “accumulated other comprehensive income (loss).” Any unrealized depreciation in value considered by management to be other than temporary is charged to income in the period in which that determination is made.

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

All investment transactions are recorded on a trade date basis. Realized gains and losses on sales of equities and fixed income investments are determined on the basis of average cost and amortized cost, respectively. Investment income is recognized when earned and includes interest and dividend income together with the amortization of premium and discount on fixed maturities and short-term investments. Amortization of discounts on fixed maturities includes amortization to expected recovery values for investments which have previously been recorded as other than temporarily impaired. For mortgage-backed securities, and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Prepayment fees or call premiums that are only payable to the Company when a security is called prior to its maturity, are earned when received and reflected in net investment income.

Investment In Affiliates

Investments in which the Company has significant influence over the operating and financial policies of the investee are classified as investments in affiliates on the Company’s balance sheet and are accounted for under the equity method of accounting. Under this method, the Company records its proportionate share of income or loss from such investments in its results for the period as well as its portion of movements in certain of the investee shareholders’ equity balances. When financial statements of the affiliate are not available on a timely basis to record the Company’s share of income or loss for the same reporting periods as the Company, the most recently available financial statements are used. This lag in reporting is applied consistently until timely information becomes available. Significant influence is generally deemed to exist where the Company has an investment of 20% or more in the common stock of a corporation or an investment of 3% or greater in closed end funds, limited partnerships, LLCs or similar investment vehicles. The Company records its alternative and private fund affiliates on a one month and three month lag, respectively, and its operating affiliates on a three month lag. Significant influence is considered for other strategic investments on a case- by-case basis. Investments in affiliates are not subject to FAS 157 as they are not considered to be fair value measurements under FAS 157. However, impairments associated with investments in affiliates that are deemed to be other-than-temporary are calculated in accordance with FAS 157 and appropriate disclosures included within the financial statements during the period the losses are recorded.

Other investments

Contained within this asset class are investments including direct equity investments, investment funds, limited partnerships, unrated tranches of collateralized debt obligations and certain structured project finance transactions. The Company accounts for its other investments that do not have readily determinable market values at estimated fair value as it has no significant influence (as defined above) over these entities.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

2. Significant Accounting Policies (Continued)

(h) Total Investments (Continued)

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

Income on unrated tranches of collateralized debt obligations is reflected only to the extent the Company’s principal has been fully recovered. This is not considered to be a fair value measurement under FAS 157 and accordingly these investments have been excluded from FAS 157 disclosures. These investments are carried under the cost recovery method given the uncertainty of future cash flows. The carrying value of these investments held by the Company at December 31, 2008 and December 31, 2007 was $14.7 million and $22.7 million, respectively.

In addition, the Company historically participated in structured transactions in project finance related areas under which the Company provides a cash loan supporting a trade finance transaction. These transactions are accounted for in accordance with SOP 01-6, “Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others” under which the loans are considered held for investment as the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff. Accordingly, these funded loan participations are reported in the balance sheet at outstanding principal adjusted for any allowance for loan losses as considered necessary by management. These investments are not considered to be fair value measurements under FAS 157 and accordingly they have been excluded from the FAS 157 disclosures. The carrying value of these investments held by the Company at December 31, 2008 and December 31, 2007 was $80.1 million and $125.1 million, respectively.

Securities lending

The Company engages in a securities lending program whereby certain securities from the Company’s portfolio are loaned to other institutions for short periods of time. The market value of the loaned securities is monitored on a daily basis, with additional collateral obtained or refunded as the market value of the loaned securities changes. The Company’s policy is to require fixed maturities and initial cash collateral equal to between 102% and 105% of the fair value of the loaned securities depending on the class of assets loaned. The Company continues to earn interest on the securities loaned. In addition, the Company shares a portion of the interest earned on the collateral with the lending agent. The proceeds from securities lending collateral is invested and included in cash and cash equivalents or investments available for sale with a corresponding liability related to the Company’s obligation to return the collateral plus interest included in net payable for investments purchased. During 2008, the Company capped its maximum participation in the securities lending program at $300 million and is in the process of unwinding its participation.

(i) Cash Equivalents

Cash equivalents include fixed interest deposits placed with a maturity of under 90 days when purchased. Bank deposits are not considered to be fair value measurements and as such are not subject to FAS 157 disclosures. Money market funds are classified as Level 1 as these instruments are considered actively traded; however, certificates of deposit are classified as Level 2.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

2. Significant Accounting Policies (Continued)

(j) Foreign Currency Translation

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

(k) Goodwill and Other Intangible Assets

The Company has recorded goodwill in connection with various acquisitions in prior years. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In accordance with FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), the Company tests goodwill for potential impairment annually as of June 30 and between annual tests if an event occurs or circumstances change that may indicate that potential exists for the fair value of a reporting unit to be reduced to a level below its carrying amount. The Company tests for impairment at the reporting unit level, which is generally one level below its business segments. The Company evaluates goodwill for impairment using the two-step process prescribed in FAS 142. The first step is to identify potential impairment by comparing the fair value of a reporting unit to the estimated book value, including goodwill. The Company derives the net book value of its reporting units by estimating the amount of shareholders’ equity required to support the activities of each reporting unit. If the fair value of a reporting unit exceeds the estimated book value, goodwill is not considered impaired. If the book value exceeds the fair value, the second step of the process is performed to measure the amount of impairment.

The Company’s other intangible assets consist of both amortizable and non-amortizable intangible assets. The Company’s amortizable intangible assets consist primarily of acquired customer relationships and acquired software. All of the Company’s amortizable intangible assets are carried at net book value and are amortized over their estimated useful lives. The amortization periods approximate the periods over which the Company expects to generate future net cash inflows from the use of these assets. Accordingly, customer relationships are amortized over a useful life of 10 years and acquired software is amortized over a useful life of 5 years. The Company’s policy is to amortize intangibles on a straight-line basis.

All of the Company’s amortizable intangible assets, as well as other amortizable or depreciable long-lived assets such as premises and equipment, are subject to impairment testing in accordance with FASB Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”) when events or conditions indicate that the carrying value of an asset may not be fully recoverable from future cash flows. A test for recoverability is done by comparing the asset’s carrying value to the sum of the undiscounted future net cash inflows expected to be generated from the use of the asset over its remaining useful life. In accordance with FAS 144, impairment exists if the sum of the undiscounted expected future net cash inflows is less than the carrying amount of the asset. Impairment would result in a write-down of the asset to its estimated fair value. The estimated fair values of these assets are based on the discounted present value of the stream of future net cash inflows expected to be derived over their remaining useful lives. If an impairment write-down is recorded, the remaining useful life of the asset will be evaluated to determine whether revision of the remaining amortization or depreciation period is appropriate.

The Company’s indefinite lived intangible assets consist primarily of acquired insurance and reinsurance licenses. These assets are deemed to have indefinite useful lives and are therefore not subject to

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

2. Significant Accounting Policies (Continued)

(k) Goodwill and Other Intangible Assets (Continued)

amortization. In accordance with FAS 142, all of the Company’s non-amortized intangible assets are subject to a test for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Pursuant to FAS 142, if the carrying value of a non-amortized intangible asset is in excess of its fair value, the asset must be written down to its fair value through the recognition of an impairment charge to earnings.

(l) Losses and Loss Expenses

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

For the Company’s financial guarantee reserves, a case basis reserve for unpaid losses and loss adjustment expenses is recorded at the net present value of an estimated loss when, in management’s opinion, the likelihood of a future loss on a particular insured obligation is probable and determinable at a balance sheet date. The Company also maintains an unallocated reserve on its legacy financial guarantee business which is based on actuarial reserving analysis. This non-specific reserve is established for expected levels of losses associated with currently insured credits and is based on a portion of premiums earned to date. The Company, on an ongoing basis, monitors these reserves and may periodically adjust such reserves based on the Company’s actual loss experience, its future mix of business, and its view of future economic conditions.

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

The deposit accretion rate is the rate of return required to fund expected future payment obligations (this is equivalent to the “best estimate” of future cash flows), which are determined actuarially based upon the nature of the underlying indemnifiable losses. Accretion of the liability is recorded as interest expense. The Company periodically reassesses the estimated ultimate liability. Any changes to this liability are reflected as adjustments to interest expense to reflect the cumulative effect of the period the contract has

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

2. Significant Accounting Policies (Continued)

(m) Deposit liabilities (Continued)

been in force, and by an adjustment to the future accretion rate of the liability over the remaining estimated contract term.

Funding agreements, when previously written by the Company in the past, were initially recorded at an amount equal to the value of assets received. In relation to the payments to be made under these contracts, the Company used derivative instruments in order to hedge the Company’s exposure to fluctuations in interest rates related to these contracts. As described in Note 2(g), in relation to hedges in place on the remaining funding agreements, changes in the fair value of the hedging instrument are recognized in income. The change in the fair value of the hedged item, attributable to the hedged risk, is recorded as an adjustment to the carrying amount of the hedged item and is recognized in income.

(n) Future policy benefit reserves

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

(p) Stock Plans

Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), as amended by FASB Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”), under the prospective method for options granted subsequent to January 1, 2003. Prior to 2003, the Company accounted for options under the

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

2. Significant Accounting Policies (Continued)

(p) Stock Plans (Continued)

disclosure-only provisions of FAS 123 and no stock-based employee compensation cost was included in net income as all options granted had an exercise price equal to the market value of the Company’s ordinary shares on the date of the grant. At December 31, 2008, the Company had several stock based Performance Incentive Programs, which are described more fully in Item 8, Note 21, “Share Capital.” Stock-based compensation issued under these plans generally have a life of not longer than ten years and vest as set forth at the time of grant. Options currently vest annually over four years from the date of grant. The Company recognizes compensation costs for stock options and restricted stock on a straight-line basis over the requisite service period (usually the vesting period) for each award.

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

(q) Per Share Data

Basic earnings per ordinary share is based on weighted average ordinary shares outstanding and excludes any dilutive effects of options and convertible securities. Diluted earnings per ordinary share assumes the exercise of all dilutive stock options and conversion of convertible securities where the contingency for conversion has occurred or been satisfied.

(r) Recent Accounting Pronouncements

In December 2007, the FASB issued FAS 141(R), Business Combinations (“FAS 141(R)”). This statement retains the purchase method of accounting for acquisitions, and requires that an acquirer recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values as of the acquisition date. FAS 141(R) changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the expensing of acquisition-related costs as incurred, and establishes a framework for recognizing and measuring goodwill or a gain from a bargain purchase at the acquisition date. FAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FAS 141(R) will be effective for interim and annual financial statements issued after January 1, 2009 and

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

2. Significant Accounting Policies (Continued)

(r) Recent Accounting Pronouncements (Continued)

primarily applies prospectively to business combinations for which the acquisition date is subsequent to January 1, 2009. Earlier adoption is prohibited.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“FAS 160”), to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires any changes in ownership interest of the subsidiary be accounted for as equity transactions; and requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. FAS 160 will be effective for interim and annual financial statements issued after January 1, 2009. FAS 160 must be applied prospectively; however, the presentation and disclosure standards must be applied retrospectively to all periods presented. Earlier adoption is prohibited. The Company is currently evaluating the potential impact of this guidance.

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

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. The Company will adopt the standard as of January 1, 2009. FAS 161 requires only additional disclosures concerning derivatives and hedging activities, and therefore the adoption of FAS 161 will not have an impact on the Company’s financial condition and results of operations.

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

In May 2008, the FASB issued FAS 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FAS 60” (“FAS 163”) to address current diversity in practice with respect to accounting for financial guarantee insurance contracts by insurance enterprises under FAS 60, “Accounting and

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

2. Significant Accounting Policies (Continued)

(r) Recent Accounting Pronouncements (Continued)

Reporting by Insurance Enterprises” (“FAS 60”). That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views regarding when a loss has been incurred under FAS 5, “Accounting for Contingencies”. FAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. FAS 163 also clarifies how FAS 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. FAS 163 also requires expanded disclosures about financial guarantee insurance contracts. The standard is effective for the Company beginning January 1, 2009, and must be applied to all interim periods within 2009, except for certain disclosures about the Company’s risk management activities which were required and included within the Company’s quarterly report on Form 10-Q for the period ended September 30, 2008. Except for those disclosures, earlier application is not permitted. The Company had reserves for financial guarantee insurance contracts of $14.5 million and $427.4 million, respectively, recorded within “Unpaid Losses and Loss Expenses”, at December 31, 2008 and December 31, 2007, respectively. At December 31, 2007 the most significant financial guarantee exposures were related to the Company’s reinsurance agreements with Syncora and its subsidiaries. Following the closing of the Master Agreement, the Company’s financial guarantee exposures associated with Syncora were eliminated, with the exception of the guarantee of Syncora’s obligations under certain policies with European Investment Bank which are not subject to FAS 163. For further details on this guarantee see Note 4, “Syncora Holdings Ltd. (“Syncora”).”

As of December 31, 2008, the Company’s outstanding financial guarantee contracts that were subject to FAS 163 included the reinsurance of 48 financial guarantee contracts with total insured contractual payments outstanding of $936.6 million ($798.5 million of principal and $138.1 million of interest) with a remaining weighted-average contract period of 7.9 years. The total gross claim liability and unearned premiums recorded at December 31, 2008 were $14.5 million and $3.1 million, respectively. Of the contractual exposure existing at December 31, 2008, the Company has reinsured $360.5 million with a third party. There are no gross claim liabilities or recoverables recorded relating to this exposure. Surveillance procedures to track and monitor credit deteriorations in the insured financial obligations are performed by the primary obligors for each transaction on the Company’s behalf. Information regarding the performance status and updated exposure values is provided to the Company on a quarterly basis and evaluated by management in recording claims reserves. Of the 48 contracts noted above, 5 contracts with total insured contractual payments outstanding of $18.4 million had experienced an event of default and were considered by the Company to be non-performing at December 31, 2008, while the remaining 43 contracts were considered to be performing at such date.

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

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

2. Significant Accounting Policies (Continued)

(r) Recent Accounting Pronouncements (Continued)

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

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” (“FSP EITF 03-6-1”) This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share (“EPS”) pursuant to the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share.” A share-based payment award that contains a non- forfeitable right to receive cash when dividends are paid to common shareholders irrespective of whether that award ultimately vests or remains unvested shall be considered a participating security as these rights to dividends provide a non-contingent transfer of value to the holder of the share-based payment award. Accordingly, these awards should be included in the computation of basic EPS pursuant to the two-class method. The guidance in this FSP is effective for the Company for the fiscal year beginning January 1, 2009 and all interim periods within 2009. All prior period EPS data presented will have to be adjusted retrospectively to conform to the provisions of the FSP. Under the terms of the Company’s restricted stock awards, grantees are entitled to the right to receive dividends on the unvested portions of their awards. There is no requirement to return these dividends in the event the unvested awards are forfeited in the future. Accordingly, this FSP will have an impact on the Company’s EPS calculations. The Company currently expects the adoption of FSP EITF 03-6-1 to reduce basic loss per share for fiscal 2008 by $0.08, and reduce basic earnings per share by $0.02 and $0.08 for fiscal 2007 and fiscal 2006, respectively, and to reduce diluted loss per share for fiscal 2008 $0.08, and reduce diluted earnings per share by $0.01 and $0.07 for fiscal 2007 and fiscal 2006, respectively.

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

In November 2008, the SEC issued for comment a proposed roadmap regarding the potential use of International Financial Reporting Standards (“IFRS”) for the preparation of financial statements by U.S. registrants. IFRS are standards and interpretations adopted by the International Accounting Standards Board. Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS in fiscal 2014, including comparative information also prepared under IFRS for fiscal year 2013 and fiscal 2012. The Company is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

2. Significant Accounting Policies (Continued)

(r) Recent Accounting Pronouncements (Continued)

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 amends FAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP must be provided for fiscal years ending after December 15, 2009. This standard affects disclosures only and accordingly will not have an impact on the Company’s financial condition and results of operations.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for interim or annual reporting periods ending after December 15, 2008. This standard affects disclosures only and accordingly did not have an impact on the Company’s financial condition and results of operations.

In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). This FSP amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to align it with the impairment guidance within FAS 115 by removing from EITF 99-20 the requirement to place exclusive reliance on market participants’ assumptions about future cash flows when evaluating an asset for other-than-temporary impairment. Both standards now require that assumptions about future cash flows consider reasonable management judgment about the probability that the holder of an asset will be unable to collect all amounts due. The FSP was effective for interim and annual reporting periods ending after December 15, 2008. The application of this guidance did not have a significant impact on the Company’s financial condition, results of operations or cash flows.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

3. Fair Value Measurements

Effective January 1, 2008, the Company adopted FAS 157, which requires disclosures about the Company’s assets and liabilities that are carried at fair value. As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following tables set forth the Company’s assets and liabilities that were accounted for at fair value as of December 31, 2008 by level within the fair value hierarchy (see Note 2 (b) to the Consolidated Financial Statements, “Significant Accounting Policies – Fair Value Measurements” for further information on the fair value hierarchy):

(U.S. dollars in thousands) (Unaudited)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance as of December 31, 2008
Assets
Fixed maturities, at fair value	$–	$24,684,489	$951,879	$–	$25,636,368
Equity securities, at fair value	276,040	85,779	–	–	361,819
Short-term investments, at fair value	–	1,445,577	20,746	–	1,466,323

Total investments available for sale	$276,040	$26,215,845	$972,625	$–	$27,464,510
Cash equivalents (1)	1,082,813	1,227,461	–	–	2,310,274
Other investments (2)	–	299,325	65,354	–	364,679
Other assets (3)(5)	–	219,366	314,906	(411,316)	122,956

Total assets accounted for at fair value	$1,358,853	$27,961,997	$1,352,885	$(411,316)	$30,262,419

Liabilities
Financial instruments sold, but not yet purchased (6)	$–	$26,536	$–	$–	$26,536
Other liabilities (4)(5)	–	53,101	88,088	(65,232)	75,957

Total liabilities accounted for at fair value	$–	$79,637	$88,088	$(65,232)	$102,493

(1)	Cash equivalents balances subject to fair value measurements include certificates of deposit and money market funds. Operating cash balances are not subject to FAS 157.

(2)

The other investments balance excludes certain unrated tranches of collateralized loan obligations which are carried under the cost recovery method given the uncertainty of future cash flows, as well as certain investments in project finance transactions which are carried at amortized cost. See Note 2 (h) to the Consolidated Financial Statements, “Significant Accounting Policies – Total Investments”, for further details.

(3)	Other assets include derivative instruments.

(4)	Other liabilities include derivative instruments.

(5)

The derivative balances included in each category above are reported on a gross basis by level with a netting adjustment presented separately in the “Collateral and Counterparty Netting” column. The Company often enters into different types of derivative contracts with a single counterparty and these contracts are covered under an ISDA master netting agreement. In addition, the company holds cash collateral related to derivative assets of $346 million. This balance is included within cash and cash equivalents and the corresponding liability to return the collateral has been offset against the derivative asset within the balance sheet as appropriate under the ISDA master netting agreement. The fair value of the individual derivative contracts are reported gross in their respective levels based on the fair value hierarchy.

(6)	Financial instruments sold, but not purchased are included within “Net receivable for investments sold” on the balance sheet.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

3. Fair Value Measurements (Continued)

Level 3 Gains and Losses

The table below presents additional information about assets and liabilities measured at fair value on a recurring basis and for which Level 3 inputs were utilized to determine fair value. The table reflects gains and losses for the twelve month period ended December 31, 2008 for all financial assets and liabilities categorized as Level 3 as of December 31, 2008. The table does not include gains or losses that were reported in Level 3 in prior periods for assets that were transferred out of Level 3 prior to December 31, 2008. Gains and losses for assets and liabilities classified within Level 3 in the table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, it should be noted that the following table does not take into consideration the effect of offsetting Level 1 and 2 financial instruments entered into by the Company that are either economically hedged by certain exposures to the Level 3 positions or that hedge the exposures in Level 3 positions.

(U.S. dollars in thousands) (Unaudited)	Fixed Maturities	Level 3 Assets and Liabilities Year Ended December 31, 2008		Derivative Contracts – Net
		Short-term Investments	Other Investments
Balance, beginning of period	$1,385,601	$15,606	$40,354	$12,283
Realized (losses) gains	(176,688)	(175)	–	24,207
Movement in unrealized (losses) gains	(400,083)	(2,750)	(4,930)	172,093
Purchases, issuances and settlements	73,178	(10,219)	29,930	18,235
Transfers in and/or out of Level 3	88,155	–	–	–
Fixed maturities to short term investments classification change	(18,284)	18,284	–	–

Balance, end of period	$951,879	$20,746	$65,354	$226,818

Movement in total (losses) gains above relating to instruments still held at the reporting date	$(407,637)	$(2,938)	$(4,930)	$172,093

Level 3 assets include securities for which the values were obtained from brokers where either significant inputs were utilized in determining the value that were difficult to corroborate with observable market data, or sufficient information regarding the specific inputs utilized by the broker was not available to support a Level 2 classification. Level 3 assets also include securities for which the Company determined current market trades represent distressed transactions, and accordingly, the Company determined fair value using certain inputs that are not observable to market participants.

Fixed maturities and short term investments

In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments as is currently the case for certain U.S. collateralized mortgage obligations (“CMOs”), asset backed securities (“ABSs”), commercial mortgage backed securities (“CMBSs”), collateralized debt obligations (“CDOs”), and other Topical Assets (which the Company defines as sub-prime non-agency securities, second liens, ABS CDOs with sub-prime collateral as well as Alt-A mortgage exposures) for which sufficient information, such as cash flows or other security structure or market information, is not available to enable a model derived price to be determined. Generally, securities that are less liquid are more difficult to value and/or dispose of. Fixed maturities and short term investments classified within Level 3 are made up of those securities for which the values were obtained from brokers where either significant inputs were utilized in determining the value that were difficult to corroborate with observable market data, or sufficient information regarding the specific inputs utilized by the broker was not obtained to support a Level 2 classification, or for which the Company determined current trading conditions represent distressed transactions. The fair values of the majority of the Company’s holdings in securities

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

3. Fair Value Measurements (Continued)

exposed to sub-prime mortgages are generally not based on quoted prices for identical securities, however, where they are based on model-derived valuations from pricing services in which all significant inputs and significant value drivers are considered to be observable in active markets, these securities continue to be classified within Level 2. In certain instances, given the current market dislocation, the Company had elected to utilize Level 3 broker valuations over available pricing service valuations during the prior quarter; however, during the current quarter certain fixed maturity investments were recorded based upon pricing service valuations where available resulting in transfers being recorded from Level 3 to Level 2. If the Company were forced to sell certain of its assets in a period of market disruption, there can be no assurance that the Company will be able to sell them for the prices at which the Company has recorded them.

During the fourth quarter of 2008, the Company determined that for certain of its CDO holdings with a fair value of $483.2 million and a par value of $801.5 million, valuations were as a result of broker bids that used recent market trading which the Company considered to be stressed transactions. The markets for CDO’s have become extremely illiquid due to a number of factors including risk aversion and reduction among institutional buyers. As a result, the Company believes that current broker bids reflect loss expectations that do not reflect fair values at which willing buyers and sellers would transact. The Company determined that internal models would be more appropriate and better representative of the fair value these securities would be sold at in an orderly market. Although similar conditions exist in other portions of the Company’s holdings, primarily RMBS, the Company believes that there was only sufficient and robust historical data covering previously stressed market conditions in its CLO portfolio.

The Company’s internal models resulted in a fair value that was $211.7 million higher than those that would have been determined by its previous methodology of utilizing third party values sourced through brokers or pricing services. This variance represents 26.4% of par value of these holdings, which based on the portfolio’s spread duration of 4.7 years corresponds to a 560 basis point decrease relative to the spread levels implied in current market levels of trading which management believes are distressed trades. The Company believes that, in the aggregate, this is appropriate as compared to current estimates of market credit spreads.

The Company’s approach for determining its CLO portfolio fair value was to apply a 60% weighting to three scenarios that the Company considered as extreme, and 40% weighting to a scenario that the Company viewed as likely. This resulted in a valuation that was based primarily on extreme loss outcomes, which the Company does not believe are likely, but recognizes as a possibility that an orderly market would price into its credit assessments given the level of uncertainty currently in the market. The individual components can be summarized as follows:

60% extreme loss outcomes:

•	20% weighting to current third party valuations, with a fair value of $271.5 million, which the Company believes includes the current market liquidity premium;

•

20% weighting to current cash flow estimates discounted at managements view of current market spreads, with a fair value of $316.8 million, which the Company believes includes the current market liquidity premium;

•

20% weighting to current cash flow estimates, adjusted to double the current underlying loss estimates, discounted at the coupon of the securities, with a further reduction in value representing a liquidity premium equal to double the prevailing total credit spread levels of the most severe previous CLO market deterioration, which resulted in a fair value of $410.1 million; and

•	40% weighting to likely loss outcomes, representing current cash flow estimates discounted at the coupon of the securities, with a further reduction in value representing a liquidity premium

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

3. Fair Value Measurements (Continued)

equal to the prevailing credit spread levels of the most severe previous CLO market deterioration, which resulted in a fair value of $702.0 million.

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

In addition, see Note 2 to the Consolidated Financial Statements, “Significant Accounting Policies”, for a general discussion of types of assets and liabilities that are classified within Level 3 of the fair value hierarchy as well as the Company’s valuation policies for such instruments.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

4. Syncora Holdings Ltd. (“Syncora”)

On August 4, 2006, the Company completed the sale of approximately 37% of its then financial guarantee reinsurance and insurance businesses through an initial public offering (“IPO”) of 23.4 million common shares of Syncora for proceeds of approximately $446.9 million. On June 6, 2007, the Company completed the sale of a portion of Syncora’s common shares then owned by the Company through a secondary offering and thereby reduced its ownership of Syncora’s outstanding common shares further from approximately 63% to approximately 46%. Accordingly, subsequent to June 6, 2007 and up until the execution of the Master Agreement on August 5, 2008, as described below, the Company accounted for its remaining investment in Syncora using the equity method of accounting. Subsequent to August 5, 2008, the Company has no further ownership interest in Syncora.

Given management’s view of the risk exposure along with the uncertainty facing the entire financial guarantee industry, the Company reduced the reported value of its investment in Syncora to nil at December 31, 2007. The Company’s shares in Syncora were unregistered and thus illiquid. Throughout 2008 market developments with respect to the monoline industry continued to be largely negative and Syncora was downgraded by several rating agencies during this period. Accordingly, throughout 2008 and up until the closing of the Master Agreement with Syncora which resulted in the transfer by the Company of all of the shares it owned in Syncora, the Company reported its investment in Syncora at nil and less than the traded market value during this time, as it was believed the decline in value was other than temporary.

As described below, concurrent with the IPO of Syncora and subsequently, the Company entered into certain service, reinsurance and guarantee arrangements with Syncora and its subsidiaries, to govern certain aspects of the Company’s relationship with Syncora. Prior to the sale of Syncora shares through the secondary offering on June 6, 2007, the effect of these arrangements was eliminated upon consolidation of the Company’s results. The income statement impacts of all transactions with Syncora subsequent to June 6, 2007, including the impact of the closing of the transactions subject to the Master Agreement on August 5, 2008, were included in “Net (loss) income from operating affiliates.” In 2007, net losses were recorded with respect to the previous excess of loss and facultative reinsurance of Syncora subsidiaries in the amounts of $300.0 million and $51.0 million, respectively. In addition, during 2007, the Company incurred $17.9 million in additional mark-to-market losses related to those underlying contracts in credit default swap form subject to the provisions noted above.

As at September 30, 2008 and December 31, 2007, Syncora had total assets of $4.2 billion and $3.6 billion, total liabilities of $4.1 billion and $3.1 billion, outstanding preferred share equity of $246.6 million, and common shareholders’ (deficit) equity of $(183.1) million and $180.5 million, respectively. During the nine months ended September 30, 2008 and the year ended December 31, 2007, Syncora had net earned premiums of $238.6 million and $215.7 million, total revenues of $(1.0) billion and $(356.8) million, and a net loss to common shareholders before minority interest of $2.0 billion and $1.2 billion, respectively.

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

Reinsurance agreements

As noted above, the Company previously provided certain reinsurance protections with respect to adverse development on certain transactions as well as indemnification under specific facultative and excess of loss coverages for subsidiaries of Syncora: Syncora Guarantee Re Inc. (“Syncora Guarantee Re”) (formerly XL Financial Assurance Ltd. or “XLFA”) and Syncora Guarantee Inc. (“Syncora Guarantee”) (formerly XL Capital Assurance Inc. or “XLCA”). The adverse development cover related to a specific

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

4. Syncora Holdings Ltd. (“Syncora”) (Continued)

project financing transaction while the facultative covers generally reinsured certain policies up to the amount necessary for Syncora Guarantee and Syncora Guarantee Re to comply with certain regulatory and risk limits. The excess of loss reinsurance provided indemnification for the portion of any individual paid loss covered by Syncora Guarantee Re in excess of 10% of Syncora Guarantee Re’s surplus, up to an aggregate amount of $500 million, and excluded coverage for liabilities arising other than pursuant to the terms of the underlying policies. In 2007, in relation to the excess of loss and facultative reinsurance agreements described above, the Company recorded within “loss from operating affiliates”, losses in the amount of $300.0 million and $51.0 million, respectively. As detailed below, subsequent to June 30, 2008 the Company executed the Master Agreement in connection with, among other things, the termination of these reinsurance agreements. As at June 30, 2008 and December 31, 2007, the Company’s total net exposure under its facultative agreements with Syncora subsidiaries was approximately $6.4 billion and $7.7 billion, respectively, of net par outstanding.

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

Other agreements

As at December 31, 2007, the Company had approximately $4.0 billion of deposit liabilities associated with guaranteed investment contracts (“GICs”) for which credit enhancement was provided by Syncora Guarantee. Based on the terms and conditions of the underlying GICs, upon the downgrade of Syncora Guarantee below certain ratings levels, all or portions of the outstanding principal balances on such GICs would come due. Throughout 2008, several rating agencies downgraded Syncora and its subsidiaries and as a result, the Company settled all of the GIC liabilities during 2008.

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

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

4. Syncora Holdings Ltd. (“Syncora”) (Continued)

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

After the closing of the Master Agreement on August 5, 2008, approximately $64.6 billion of the Company’s total net exposure (which was $65.7 billion as at June 30, 2008) under reinsurance agreements and guarantees with Syncora subsidiaries was eliminated. Pursuant to the terms of the Master Agreement, Syncora is required to use commercially reasonable efforts to commute the agreements that are the subject of the Company’s guarantee of Syncora Guarantee’s obligations under certain financial guarantees issued by Syncora Guarantee to the European Investment Bank (the “EIB Policies”), subject to certain limitations. These guarantees were provided for the benefit of EIB and are made up of transportation and public

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

4. Syncora Holdings Ltd. (“Syncora”) (Continued)

building risk with an average rating of BBB, written between 2001 and 2006 with anticipated maturities ranging between 2027 and 2038. As at December 31, 2008, the Company’s exposures relating to the EIB Policies (which relate to project finance transactions) was approximately $955.4 million, reduced from $1.1 billion at June 30, 2008, mainly due to the strengthening of the U.S. dollar against the currencies of the underlying obligations. As of December 31, 2008, there have been no reported events of default on the underlying obligations, accordingly, no reserves have been recorded.

The terms of the Master Agreement were determined in consideration of a number of commercial and economic factors associated with all existing relationships with Syncora, including, but not limited to, a valuation of the consideration for the commuted agreements and any potential future claims thereunder and the impact of outstanding uncertainty on both the ratings and business operations of the Company. The total value of the consideration noted above of $1.775 billion as well as the eight million ordinary shares of the Company transferred to Syncora valued at $128.0 million, significantly exceeded the carried net liabilities of approximately $490.7 million related to such reinsurances and guarantees. Management considers the execution of the Master Agreement as the event giving rise to the additional liability. As detailed in the table below, the Company recorded a loss of approximately $1.4 billion in respect of the closing of the Master Agreement during the year ended December 31, 2008:

(U.S. dollars in millions)
Carried liabilities in relation to reinsurance and guarantee agreements commuted under the Master Agreement	$490.7
Other accruals	(5.2)
Cash payment made to Syncora in August 2008	(1,775.0)
Value of XL common shares transferred under the Master Agreement	(128.0)

Net loss associated with Master Agreement recorded in the year ended December 31, 2008	$(1,417.5)

5. Restructuring and Asset Impairment Charges

Given the softening property and casualty market conditions, the Company implemented in the third quarter of 2008, an expense reduction initiative designed to reduce the Company’s operating expenses. The goal of this initiative was to achieve enhanced efficiency and an overall reduction in operating expenses by streamlining processes across all geographic locations, with a primary emphasis on corporate functions. To date, this has been achieved through redundancies, increased outsourcing and the cessation of certain projects and activities. Charges have been recognized and accrued as restructuring and asset impairment charges and allocated to the Company’s reportable segments in accordance with FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” and FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Other costs that do not meet the criteria for accrual are being expensed as restructuring charges as they are incurred. In relation to this initiative, the Company recorded restructuring and asset impairment charges totaling $50.8 million during the year ended December 31, 2008 and expects to record further charges of approximately $1.9 million through the expected completion date of the activities under the expense reduction initiative in the second quarter of 2009. Restructuring charges relate mainly to employee termination benefits as well as costs associated with ceasing to use certain leased property accounted for as operating leases. Asset impairment charges relate primarily to the write-off of certain IT system and equipment costs previously capitalized. The Company recognizes an asset impairment charge when net proceeds expected from disposition of an asset are less than the carrying value of the asset and reduces the carrying amount of the asset to its estimated fair value. Restructuring and asset impairment charges noted above have been recorded in the Company’s income statement under ‘Operating Expenses.’

In February 2009, the Company announced further restructuring initiatives that will result in a reduction of approximately 10% of the Company’s global workforce in 2009, resulting in approximately $60 to $80 million of further restructuring charges.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

5. Restructuring and Asset Impairment Charges (Continued)

Costs incurred through December 31, 2008 and total estimated costs the Company expects to incur in connection with the restructuring and asset impairment are as follows:

(U.S. dollars in millions)	Total Expected Costs	Costs Incurred through December 31, 2008
Employee Termination Benefits	$45.7	$43.8
Lease Termination and Other Costs	6.6	6.6
Asset Impairment Charges	0.4	0.4

Total	$52.7	$50.8

These costs are allocated to the Company’s segments as follows:

(U.S. dollars in millions)	Total Expected Costs	Costs Incurred through December 31, 2008
Insurance (1)	$27.9	$27.4
Reinsurance (1)	4.1	3.9
Other Financial Lines	0.6	0.5
Corporate	20.1	19.0

Total	$52.7	$50.8

(1)	Includes allocated restructuring charges associated with eliminating the XL Financial Solutions business unit.

Activity related to restructuring and asset impairment charges for the year ended December 31, 2008 was as follows:

(U.S. dollars in millions)	Accrual at December 31, 2007	Costs Incurred	Amounts Paid and Assets Impaired	Balance of Liability at December 31, 2008
Employee Termination Benefits	$–	$43.8	$39.4	$4.4
Lease Termination and Other Costs	–	6.6	1.3	5.3
Asset Impairment	–	0.4	0.4	0.0

Total	$–	$50.8	$41.1	$9.7

6. Segment Information

The Company is organized into four operating segments: Insurance, Reinsurance, Life Operations, and Other Financial Lines – in addition to a Corporate segment that includes the general investment and financing operations of the Company. The Company’s Insurance and Reinsurance segments are sometimes collectively referred to as “property and casualty” or “P&C operations.”

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

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

6. Segment Information (Continued)

Insurance

Insurance business written includes risk management and specialty lines. Risk management products comprise global property and casualty insurance programs for large multinational companies, including umbrella liability, products recall, U.S. workers’ compensation, property catastrophe, and primary property and liability coverages. Specialty lines products include the following lines of business: professional liability, environmental liability, aviation and satellite, marine and offshore energy insurance, equine and other insurance coverages including program business. In addition, certain structured indemnity products previously structured by XLFS are included within the results of the Insurance segment covering a range of insurance risks including property and casualty insurance, certain types of residual value exposures and other market risk management products.

Reinsurance

Reinsurance business written includes treaty and facultative reinsurance to primary insurers of casualty and property risks, principally: general liability; professional liability; automobile and workers’ compensation; commercial and personal property risks; specialty risks including fidelity and surety and ocean marine; property catastrophe; property excess of loss; property pro-rata; marine and energy; aviation and satellite; and various other reinsurance to insurers on a worldwide basis. In addition, the results of certain transactions previously structured by XLFS that were generally written on an aggregate stop loss or excess of loss basis are included within the results of the Reinsurance segment.

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

Other Financial Lines

The Other Financial Lines segment is comprised of the remaining funding agreement contracts (“FAs”) and previously included GICs.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

6. Segment Information (Continued)

Year ended December 31, 2008: (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Life Operations	Other Financial Lines (9)	Total
Gross premiums written	$5,308,914	$2,260,477	$7,569,391	$690,915	$–	$8,260,306
Net premiums written	3,984,826	1,753,467	5,738,293	649,844	–	6,388,137
Net premiums earned	3,997,045	1,993,206	5,990,251	649,851	–	6,640,102
Fee income and other	42,548	9,260	51,808	350	–	52,158
Net losses and loss expenses	2,733,344	1,229,554	3,962,898	769,004	–	4,731,902
Acquisition costs	465,044	383,136	848,180	96,280	–	944,460
Operating expenses (1)	734,749	189,027	923,776	33,178	–	956,954

Underwriting (loss) profit	$106,456	$200,749	$307,205	$(248,261)	$–	$58,944
Exchange (gains) losses.	(28,815)	(170,153)	(198,968)	14,514	–	(184,454)
Net investment income	–	–	1,174,856	382,995	–	1,557,851
Net results from structured products (2)	(14,713)	25,694	10,981	–	18,144	29,125

Contribution from P&C, Life Operations, Other Financial Lines			$1,692,010	$120,220	$18,144	$1,830,374

Corporate & other:
Net realized & unrealized (losses) on investments & derivative instruments (3)						(1,035,422)
Net (loss) from investment fund and operating affiliates (4)						(1,735,942)
Corporate operating expenses						168,324
Extinguishment of debt (5)						22,527
Interest expense (6)						206,455
Impairment of goodwill (7)						989,971
Income taxes & other						225,546

Net (loss)						$(2,553,813)

Ratios – P&C operations: (8)
Loss and loss expense ratio.	68.4%	61.7%	66.1%
Underwriting expense ratio	30.0%	28.7%	29.6%

Combined ratio.	98.4%	90.4%	95.7%

Notes:

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)	The net results from P&C structured products includes net investment income, interest expense and operating expenses of $110.7 million, $72.7 million, and $27.0 million, respectively.

(3)

This includes net realized losses on investments of $962.0 million and net realized and unrealized losses on investment and other derivatives of $73.4 million, but does not include unrealized losses on investments for which the decline was considered temporary, which are included in accumulated other comprehensive (loss) income.

(4)

Net loss from investment fund and operating affiliates for the year ended December 31, 2008 included losses totaling approximately $1.4 billion related to the closing of the Master Agreement as well as losses recorded throughout 2008 and up until the closing of the Master Agreement that were associated with previous reinsurance and guarantee agreements with Syncora.

(5)	Represents debt extinguishment costs associated with the early redemption of the 6.58% Notes.

(6)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance, Reinsurance, and Other Financial Lines segments.

(7)	Represents goodwill impairment charges recorded in late 2008, mainly associated with the Company’s reinsurance operations.

(8)	Ratios are based on net premiums earned from property and casualty operations. The underwriting expense ratio excludes exchange gains and losses.

(9)	The net results from Other Financial Lines include net investment income, interest expense and operating expenses of $100.4 million, $72.6 million, and $9.7 million, respectively.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

6. Segment Information (Continued)

Year ended December 31, 2007: (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Life Operations	Other Financial Lines (7)	Syncora (8)	Total
Gross premiums written	$5,434,266	$2,663,494	$8,097,760	$743,220	$–	$156,983	$8,997,963
Net premiums written	4,186,855	2,110,865	6,297,720	698,693	–	130,445	7,126,858
Net premiums earned	4,116,588	2,302,039	6,418,627	701,047	–	85,682	7,205,356
Fee income and other	11,812	1,698	13,510	698	–	63	14,271
Net losses and loss expenses	2,594,812	1,244,764	3,839,576	888,658	–	1,427	4,729,661
Acquisition costs	484,014	482,024	966,038	90,923	–	6,752	1,063,713
Operating expenses (1)	683,108	205,966	889,074	34,838	–	43,546	967,458

Underwriting profit (loss)	$366,466	$370,983	$737,449	$(312,674)	$–	$34,020	$458,795
Exchange losses (gains)	29,567	(48,219)	(18,652)	(1,121)	–	39	(19,734)
Net investment income	–	–	1,289,554	390,227	–	48,468	1,728,249
Net results from structured products (2)	(2,480)	25,520	23,040	–	48,140	(61)	71,119

Contribution from P&C, Life Operations, Other Financial Lines and Syncora			$2,068,695	$78,674	$48,140	$82,388	$2,277,897

Corporate & other:
Net realized & unrealized (losses) on investments & derivative instruments (3)						$(20,482)	$(658,719)
Net (loss) from investment and operating affiliates (4)						–	(733,841)
Corporate operating expenses						–	139,469
Interest expense (5)						–	210,449
Minority interest						23,994	23,928
Income taxes & other						73	235,602

Net Income						$37,839	$275,889

Ratios – P&C operations: (6)
Loss and loss expense ratio	63.0%	54.1%	59.8%
Underwriting expense ratio	28.4%	29.8%	29.0%

Combined ratio	91.4%	83.9%	88.8%

Notes:

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)	The net results from P&C structured products includes net investment income, interest expense and operating expenses of $131.5 million, $85.0 million, and $23.5 million, respectively.

(3)

This includes net realized losses on investments of $603.3 million, net realized and unrealized losses on investment and other derivatives of $55.4 million, but does not include unrealized appreciation or depreciation on investments for which the decline was considered temporary, which are included in accumulated other comprehensive income (loss).

(4)

Net (loss) from investment and operating affiliates includes the equity earnings from the Company’s investment in Syncora since June 6, 2007, reported on a one quarter lag as well losses, including OTTI, associated with this investment and losses relating to reinsurance agreements with Syncora.

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

(8)

Net income from Syncora represents consolidated earnings for the period from January 1, 2007 through to June 6, 2007, the date on which the Company completed the sale of a portion of Syncora’s common shares then owned by the Company, through a secondary offering and thereby reduced its ownership of Syncora’s outstanding common shares from approximately 63% to approximately 46%. From June 6, 2007 until the execution of the Master Agreement, the Company accounted for its remaining investment in Syncora using the equity method of accounting. Subsequent to August 5, 2008, the Company has no further ownership interest in Syncora.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

6. Segment Information (Continued)

Year ended December 31, 2006: (U.S. dollars in thousands, except ratios)	Insurance (2)	Reinsurance (2) (7)	Total P&C	Life Operations (7)	Other Financial Lines (8)	Syncora	Total
Gross premiums written	$5,627,293	$3,066,138	$8,693,431	$686,906	$–	$405,910	$9,786,247
Net premiums written	4,185,372	2,384,340	6,569,712	646,608	–	401,127	7,617,447
Net premiums earned	4,159,323	2,570,959	6,730,282	646,450	–	192,786	7,569,518
Fee income and other	24,425	4,597	29,022	327	–	2,383	31,732
Net losses and loss expenses	2,726,847	1,459,309	4,186,156	807,255	–	15,038	5,008,449
Acquisition costs	497,367	511,133	1,008,500	74,675	–	18,871	1,102,046
Operating expenses (1)	640,470	190,545	831,015	35,720	–	82,389	949,124

Underwriting profit (loss)	$319,064	$414,569	$733,633	$(270,873)	$–	$78,871	$541,631
Exchange losses (gains)	140,248	(42,894)	97,354	(8,158)	–	177	89,373
Net investment income (2)	–	–	1,090,785	351,935	–	78,348	1,521,068
Net results from structured products (3)	6,895	36,218	43,113	–	34,702	–	77,815

Contribution from P&C, Life Operations, Other Financial Lines and Syncora			$1,770,177	$89,220	$34,702	$157,042	$2,051,141

Corporate & other: (2)
Net realized & unrealized (losses) gains on investments & derivative instruments (4)						$(24,202)	$(15,275)
Net income from investment and operating affiliates						–	380,706
Corporate operating expenses						–	199,723
Interest expense (5)						–	207,066
Minority interest						25,130	25,016
Income taxes & other						3,133	222,000

Net Income						$104,577	$1,762,767

Ratios – P&C operations: (6)
Loss and loss expense ratio	65.6%	56.8%	62.2%
Underwriting expense ratio	27.4%	27.3%	27.3%

Combined ratio	93.0%	84.1%	89.5%

Notes:

(1)	Operating expenses exclude corporate operating expenses, shown separately.

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

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

6. Segment Information (Continued)

The following tables summarize the Company’s net premiums earned by line of business:

Year ended December 31, 2008: (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Life Operations	Total
P&C Operations:
Casualty – professional lines	$1,369,668	$247,979	$–	$1,617,647
Casualty – other lines	822,252	425,541	–	1,247,793
Property catastrophe	270	305,690	–	305,960
Other property	471,013	678,504	–	1,149,517
Marine, energy, aviation and satellite	621,774	126,761	–	748,535
Other specialty lines (1)	660,322	–	–	660,322
Other (2)	(11,055)	205,433	–	194,378
Structured indemnity	62,801	3,298	–	66,099

Total P&C Operations	$3,997,045	$1,993,206	$–	$5,990,251

Life Operations:
Other Life	$–	$–	$492,353	$492,353
Annuity	–	–	157,498	157,498

Total Life Operations	$–	$–	$649,851	$649,851

Total	$3,997,045	$1,993,206	$649,851	$6,640,102

Year ended December 31, 2007: (U.S. dollars in thousands, except ratios)	Insurance (3)	Reinsurance	Life Operations	Syncora	Total (3)
P&C Operations:
Casualty – professional lines	$1,404,567	$273,494	$–	$–	$1,678,061
Casualty – other lines	819,687	602,452	–	–	1,422,139
Property catastrophe	52,541	264,666	–	–	317,207
Other property	535,322	753,278	–	–	1,288,600
Marine, energy, aviation and satellite	638,162	141,619	–	–	779,781
Other specialty lines (1)	582,565	–	–	–	582,565
Other (2)	33,416	240,049	–	–	273,465
Structured indemnity	50,328	26,481	–	–	76,809

Total P&C Operations	$4,116,588	$2,302,039	$–	$–	$6,418,627

Life Operations:
Other Life	$–	$–	$429,690	$–	$429,690
Annuity	–	–	271,357	–	271,357

Total Life Operations	$–	$–	$701,047	$–	$701,047

Syncora	$–	$–	$–	$85,682	$85,682

Total	$4,116,588	$2,302,039	$701,047	$85,682	$7,205,356

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, specie, middle markets and excess and surplus lines.

(2)	Other includes credit and surety, whole account contracts and other lines.

(3)	Certain reclassifications have been made to conform to current year presentation.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

6. Segment Information (Continued)

Year ended December 31, 2006: (U.S. dollars in thousands, except ratios)	Insurance (3)	Reinsurance	Life Operations	Syncora	Total (3)
P&C Operations:
Casualty – professional lines	$1,483,518	$346,870	$–	$–	$1,830,388
Casualty – other lines	847,834	723,854	–	–	1,571,688
Property catastrophe	56,714	234,965	–	–	291,679
Other property	500,956	749,714	–	–	1,250,670
Marine, energy, aviation and satellite	676,009	154,313	–	–	830,322
Other specialty lines (1)	500,159	–	–	–	500,159
Other (2)	60,784	294,532	–	–	355,316
Structured indemnity	33,349	66,711	–	–	100,060

Total P&C Operations	$4,159,323	$2,570,959	$–	$–	$6,730,282

Life Operations:
Other Life	$–	$–	$332,397	$–	$332,397
Annuity	–	–	314,053	–	314,053

Total Life Operations	$–	$–	$646,450	$–	$646,450

Syncora	$–	$–	$–	$192,786	$192,786

Total	$4,159,323	$2,570,959	$646,450	$192,786	$7,569,518

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, specie, middle markets and excess and surplus lines.

(2)	Other includes credit and surety, whole account contracts and other lines.

(3)	Certain reclassifications have been made to conform to current year presentation.

The following table shows an analysis of the Company’s net premiums written by geographical location of subsidiary where the premium is written for the years ended December 31:

P&C operations and Syncora: (U.S. dollars in thousands)	2008	2007	2006
Bermuda	$607,824	$660,480	$751,593
United States	2,739,637	3,141,680	3,683,810
Europe and other	2,390,832	2,626,005	2,535,436

Total P&C operations and Syncora	$5,738,293	$6,428,165	$6,970,839

Life Operations: (U.S. dollars in thousands)
Bermuda	$184,368	$276,834	$329,969
United States	27,423	5,232	265
Europe and other	438,053	416,627	316,374

Total Life Operations	$649,844	$698,693	$646,608

Total	$6,388,137	$7,126,858	$7,617,447

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

7. Goodwill and Other Intangible Assets

The Company tests goodwill for impairment on an annual basis and on an interim basis when certain events or circumstances exist. The Company tests for impairment at the reporting unit level, which is generally one level below its business segments in accordance with FAS 142. The first step is to identify potential impairment by comparing the fair value of a reporting unit to the estimated book value, including goodwill. The fair value of each reporting unit is derived based upon valuation techniques and assumptions the Company believes market participants would use to value the business and this is the compared to the book value of the business. The Company derives the net book value of its reporting units by estimating the amount of shareholders’ equity required to support the activities of each reporting unit. If the estimated fair value exceeds the book value, goodwill at the reporting unit level is not deemed to be impaired. If the book value exceeds the estimated fair value, the second step of the process is performed to measure the amount of impairment. The estimated fair values of the reporting units are generally determined utilizing methodologies that incorporate discounted cash flow analyses, price-to-net-tangible-book, and price-to-earnings multiples of certain comparable companies.

The Company completed its annual goodwill impairment testing, as of June 30, 2008 and June 30, 2007, which did not result in any goodwill impairment. However, due to the financial market and economic events that occurred in the fourth quarter of fiscal 2008, the Company performed an interim impairment test for goodwill subsequent to its annual testing date of June 30. The interim impairment test resulted in a non-cash goodwill impairment charge of $990.0 million. The charge relates primarily to certain reinsurance units’ goodwill associated with the merger of Mid Ocean Ltd. (“Mid Ocean”) in 1998. The fair value of the Mid Ocean reporting unit was calculated using the methodologies noted above and by comparison with similar companies using their publicly traded price multiples as the basis for valuation.

In performing its impairment analysis, the Company developed a range of fair values for its insurance and reinsurance reporting units using a discounted cash flow methodology and market multiple methodologies. The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The discounted cash flow methodology uses the Company’s projections of financial performance for a ten-year period combined with an estimated terminal value. The most significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value and expected future revenues, gross margins and operating margins, which vary among reporting units.

The peer company market multiple methodology establishes fair value by comparing the Company to other publicly traded companies that are similar to each reporting unit from an operational and economic standpoint. This analysis generally focuses on quantitative considerations, which include financial performance and other quantifiable data, and qualitative considerations, which include any factors which are expected to impact future financial performance. The most significant assumptions affecting this methodology are the choice of comparable companies and control premium. The market multiples the Company uses are: a) price to earnings and b) price to net tangible book value. A control premium represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the respective company.

During 2008, particularly during the fourth quarter, the financial services and insurance industries and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. The Company’s stock price, consistent with stock prices in the broader financial services and insurance sectors, declined significantly during this period of time. In addition to these market declines, the Company has had additional downward pressure on market capitalization due to the nature of the Company’s historic business model which included broader financial exposures than would be typical for a commercial property and casualty insurer. While the Company has substantially ended its relationship with Syncora and its involvement with financial guarantee business with the exception of certain limited residual guarantees, management believes that the Company’s

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

7. Goodwill and Other Intangible Assets (Continued)

share price continues to be impacted by the perceived risk associated with both credit and other financial exposures. In particular, analyst reports indicate that the continued general market volatility and uncertainties in the credit markets may disproportionately impact the Company’s investment portfolio due to the weighting of certain asset classes held. For further details on certain risks associated with the Company’s investment portfolio, the Master Agreement and related commutations signed with Syncora, relationships with Rating Agencies and other factors that may be contributing to the downward pressure on the Company’s stock price, see Item 1A, Risk Factors, within this document. These risks combined with the recent downgrades from major rating agencies have increased investor uncertainty regarding the Company’s operating model and overall value. While these factors impact the trading value of the Company’s common shares, management believe that they do not directly impact the stand alone value of the Company’s core property and casualty underwriting reporting units.

If the current economic market conditions persist and if there is a prolonged period of weakness in the business environment and financial markets, the Company’s businesses may be adversely affected, which could result in further impairment of goodwill in the future.

The results of both the price to earnings multiple analysis and the discounted cash flows analysis indicated ranges of fair values of the reporting units within which goodwill is carried was sufficient to support the goodwill balances. However, after considering the significantly reduced industry price to tangible book value market multiples during the fourth quarter, applying additional stressed scenarios to the assumptions utilized within the discounted cash flow analysis as a result of the current distressed environment, and applying an approximately equal weighting to each of the methodologies utilized (discounted cash flows, price to earnings multiples and price to tangible book value multiples), management concluded the Mid Ocean reporting unit did not pass step one of the process outlined in FAS 142 and therefore step two was required to quantify the amount of goodwill impairment. Following the step two valuation process, the resulting impairment was determined to be $975.0 million. Although the Company does not believe that the future earnings potential of this business or the cash flows it is expected to produce have declined significantly, as a result of the distressed state of investment and credit markets, the Company believes that the rate of return a market participant would require is currently higher than it was during prior periods. In addition, the market multiples considered also deteriorated from prior periods, particularly price to tangible book ratios. These factors taken together, combined with the significance of the goodwill value as a percentage of the total net book value of the Mid Ocean reporting unit led to the conclusion that the impairment of $975.0 million was required.

In addition, consistent with the process and factors outlined above, the goodwill balances relating to certain Latin American reinsurance operations and certain life operations of $10.0 million and $5.0 million, respectively, were determined to be impaired and the full balances were written off during the fourth quarter of 2008.

After recording the impairments as described above, the Company has goodwill of $824.8 million remaining as at December 31, 2008, of which $426.7 million relates to the Company’s Insurance segment while $398.1 million relates to the Company’s Reinsurance segment. The estimated fair values of these reporting units exceeded their net book values and therefore no further impairments were required.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

7. Goodwill and Other Intangible Assets (Continued)

The following table shows an analysis of intangible assets broken down between goodwill, intangible assets with an indefinite life and intangible assets with a definite life for the years ended December 31, 2008, 2007 and 2006:

(U.S. dollars in thousands)	Goodwill	Intangible assets with an indefinite life	Intangible assets with a definite life	Total
Balance at December 31, 2005	$1,776,968	$26,961	$10,615	$1,814,544
Addition and write-down	–	3,234	–	3,234
Amortization	–	–	(2,355)	(2,355)
Foreign Currency Translation	2,673	–	–	2,673

Balance at December 31, 2006	$1,779,641	$30,195	$8,260	$1,818,096
Addition	35,112	–	–	35,112
Deduction of Syncora goodwill upon deconsolidation	(11,529)	–	–	(11,529)
Amortization	–	–	(1,680)	(1,680)
Foreign Currency Translation	1,592	–	–	1,592

Balance at December 31, 2007	$1,804,816	$30,195	$6,580	$1,841,591
Reclassification	5,089	(11,529)	6,440	–
Write-down	(989,971)	–	–	(989,971)
Amortization	–	–	(2,968)	(2,968)
Foreign Currency Translation	4,898	–	–	4,898

Balance at December 31, 2008	$824,832	$18,666	$10,052	$853,550

The addition to goodwill during 2007 was related to the Company’s purchase of Global Asset Protection Services LLC (“GAPS”). Following the determination of the final aggregate purchase price in 2008, total goodwill associated with the purchase of GAPS was adjusted by $6.4 million to $28.7 million. See Note 8, “Business Combinations” for further details.

8. Business Combinations

Global Asset Protection Services LLC (“GAPS”)

On November 30, 2007, the Company purchased all of the issued and outstanding limited liability company interests in GAPS, a loss prevention consulting service provider. GAPS is a provider of unbundled loss prevention consulting services, offering individually tailored risk management solutions to risk managers, insurance brokers and insurance company clients operating on a global basis.

The GAPS operation and XL Insurance’s existing loss prevention services were merged to form XL GAPS. XL GAPS employs more than 150 engineers worldwide, with a strong presence in America, Europe, Asia and Australia and will remain independent of XL’s underwriting operations and will continue to provide loss prevention consulting services to existing clients as well as to clients of the Company. The acquisition is intended to help the Company achieve its long-term growth plans in both the loss prevention market and as a primary insurer. The focus is to offer XL GAPS clients high quality risk management solutions.

The aggregate purchase price after receipt of a final closing balance sheet in 2008 was $33.4 million. Of the final purchase price paid, $4.7 million was allocated to the identifiable net assets assumed, with the remaining $28.7 million recorded as goodwill. GAPS results of operations were included in the Company’s income statement from the date of purchase.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

9. Investments

Net investment income is derived from the following sources:

Year ended December 31 (U.S. dollars in thousands)	2008	2007	2006
Fixed maturities, short-term investments and cash equivalents	$1,799,758	$2,262,615	$2,000,296
Equity securities and other investments	27,803	37,932	24,884
Funds withheld	13,256	20,854	23,589

Total gross investment income	1,840,817	2,321,401	2,048,769
Investment expenses	(71,840)	(72,594)	(70,585)

Net investment income	$1,768,977	$2,248,807	$1,978,184

The following represents an analysis of net realized gains (losses) and the change in unrealized (losses) gains on investments:

Year ended December 31 (U.S. dollars in thousands)	2008	2007	2006
Net realized gains (losses):
Fixed maturities, short-term investments, cash and cash equivalents:
Gross realized gains	$445,345	$251,265	$182,916
Gross realized losses	(1,257,267)	(1,012,805)	(390,427)

Net realized (losses)	(811,922)	(761,540)	(207,511)
Equity securities:
Gross realized gains	89,466	205,240	189,971
Gross realized losses	(225,047)	(46,930)	(88,519)

Net realized (losses) gains	(135,581)	158,310	101,452

Other investments:
Gross realized gains	10,718	–	5,026
Gross realized losses	(25,269)	(38)	(15,425)

Net realized (losses) gains	(14,551)	(38)	(10,399)

Net realized (losses) on investments	(962,054)	(603,268)	(116,458)
Net realized and unrealized (losses) gains on investment derivative instruments	(62,428)	(30,481)	60,992

Net realized (losses) on investments and net realized and unrealized (losses) gains on investment derivative instruments	(1,024,482)	(633,749)	(55,466)

Change in unrealized (losses) gains:
Fixed maturities and short-term investments	(2,751,280)	(777,055)	(179,192)
Equity securities	(166,548)	4,981	13,678
Affiliates and other investments	(46,071)	27,218	32,256

Net change in unrealized (losses) on investments	(2,963,899)	(744,856)	(133,258)

Total net realized (losses) gains on investments, net realized and unrealized (losses) gains on investment derivative instruments, and net change in unrealized (losses) on investments	$(3,988,381)	$(1,378,605)	$(188,724)

Net realized losses on investments in the twelve months ended December 31, 2008 included net realized losses of approximately $1,023.6 million related to the write-down of certain of the Company’s fixed income, equity and other investments, including Lehman, where the Company determined that there was an other than temporary decline in the value of those investments, including a charge of $400.0 million related to assets for which the Company could no longer assert its intent to hold until recovery. See below for further information.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

9. Investments (Continued)

During the fourth quarter of 2008, management recorded a charge for OTTI of $400.0 for which it could no longer assert its intent to hold until recovery. Although management believes that these securities are likely to recover to their current amortized cost, it determined that these securities were at risk for further mark-to-market declines, and potentially real economic losses, to the extent that economic conditions were to deteriorate further than present estimates and the Company’s allocation to these asset classes is overweight relative to a traditional P&C portfolio. Accordingly, in conjunction with its risk reduction exercise, management will pursue targeted sales of these assets over the course of 2009. The assets are concentrated in certain holdings within the Company’s BBB and lower corporate, CMBS, equity and consumer ABS portfolios.

The total amount of other than temporary declines in value in 2008 included $912.2 million related to fixed income securities and short-term investments, $109.9 million on equity securities and $1.5 million on other investments. The total amount of other than temporary declines in value in 2007 included $608.3 million related to fixed income securities, $2.6 million on equity securities, and $0.1 million on other investments.

The cost (amortized cost for fixed maturities and short-term investments), fair value, gross unrealized gains and gross unrealized (losses) of investments are as follows:

December 31, 2008 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. Government and Government agency	$3,649,168	$334,302	$(5,128)	$3,978,342
Corporate	11,187,246	80,049	(1,978,692)	9,288,603
Mortgage and asset-backed securities	10,414,546	85,838	(1,974,128)	8,526,256
U.S. States and political subdivisions of the States	486,394	5,229	(22,853)	468,770
Non-U.S. Sovereign Government	3,253,123	224,094	(102,820)	3,374,397

Total fixed maturities	$28,990,477	$729,512	$(4,083,621)	$25,636,368

Total short-term investments	$1,500,767	$4,258	$(38,702)	$1,466,323

Total equity securities	$337,765	$31,632	$(7,578)	$361,819

December 31, 2007 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. Government and Government agency	$2,585,336	$102,135	$(1,698)	$2,685,773
Corporate	13,407,142	104,967	(524,861)	12,987,248
Mortgage and asset-backed securities	14,881,988	109,666	(497,777)	14,493,877
U.S. States and political subdivisions of the States	252,818	2,803	(2,087)	253,534
Non-U.S. Sovereign Government	3,106,532	100,207	(19,381)	3,187,358

Total fixed maturities	$34,233,816	$419,778	$(1,045,804)	$33,607,790

Total short-term investments	$1,814,445	$12,448	$(23,695)	$1,803,198

Total equity securities	$664,213	$205,498	$(14,896)	$854,815

The Company had gross unrealized losses totaling $4,129.9 million at December 31, 2008, which it considers to be temporarily impaired. Individual security positions comprising this balance have been

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

9. Investments (Continued)

evaluated by management, based on specified criteria, to determine if these impairments should be considered other than temporary. These criteria include an assessment of the severity and length of time securities have been impaired, along with management’s ability and intent to hold the securities to recovery, among other factors included below.

At December 31, 2008, there were $4,122.3 million of gross unrealized losses on fixed maturities and short-term investments, and $7.6 million of gross unrealized losses on equity securities. At December 31, 2007, there were $1,069.5 million of gross unrealized losses on fixed maturities and short-term investments, and $14.9 million of gross unrealized losses on equity securities. At both December 31, 2008 and 2007, approximately 2.5% and 2.3%, respectively, of the fair value of the Company’s fixed income investment portfolio was invested in securities which were below investment grade or not rated. Approximately 8.8% of the unrealized losses in the Company’s fixed income securities portfolio at December 31, 2008 related to securities that were below investment grade or not rated. The information shown below about the unrealized losses on the Company’s investments at December 31, 2008 concerns the potential affect upon future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary declines.

The following is an analysis of how long each of those securities at December 31, 2008 had been in a continual unrealized loss position:

December 31, 2008 (U.S. dollars in thousands)	Less than 12 months		Equal to or greater than 12 months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments:
U.S. Government and Government agency	$103,040	$7,214	$–	$–
Corporate	3,641,376	633,371	4,005,267	1,363,661
Mortgage and asset-backed securities	3,267,052	720,424	2,921,326	1,253,704
U.S. States and political subdivisions of the States	201,048	9,774	37,328	13,079
Non-U.S. Sovereign Government	612,380	92,676	168,834	28,420

Total fixed maturities and short-term investments	$7,824,896	$1,463,459	$7,132,755	$2,658,864

Total equity securities	$188,614	$7,578	$–	$–

The following is an analysis of how long each of those securities at December 31, 2007 had been in a continual unrealized loss position:

December 31, 2007 (U.S. dollars in thousands)	Less than 12 months		Equal to or greater than 12 months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments:
U.S. Government and Government agency	$122,199	$552	$31,795	$1,166
Corporate	6,495,775	306,047	3,060,081	240,055
Mortgage and asset-backed securities	5,716,732	408,108	1,975,361	91,731
U.S. States and political subdivisions of the States	68,028	1,844	4,202	253
Non-U.S. Sovereign Government	454,992	5,354	531,052	14,389

Total fixed maturities and short-term investments	$12,857,726	$721,905	$5,602,491	$347,594

Total equity securities	$195,703	$14,896	$–	$–

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

9. Investments (Continued)

Factors considered in determining that additional OTTI charges were not warranted include management’s consideration of current and near term liquidity needs and other available sources, an evaluation of the factors and time necessary for recovery, and the results of on-going retrospective reviews of security sales and the basis for such sales.

Gross unrealized losses of $4.1 billion at December 31, 2008 can be attributed to the following significant drivers:

•

gross unrealized losses of $1.0 billion related to the Company’s Life Operations investment portfolio, which had a fair value of $5.6 billion as at December 31, 2008. Of this, $673.4 million of gross unrealized losses related to $1.7 billion of exposures to corporate financial institutions. At December 31, 2008, this portfolio had average duration of 8.9 years, primarily denominated in U.K. Sterling and Euros. As a result of the long duration, significant gross losses have arisen as the fair values of these securities are more sensitive to prevailing government interest rates and credit spreads. This portfolio has limited turnover as it is matched to corresponding long duration liabilities. A hypothetical parallel increase in interest rates and credit spreads of 50 and 25 basis points, respectively, would increase the unrealized losses related to this portfolio at December 31, 2008 by approximately $236.9 million and $82.2 million, respectively. Given the long term nature of this portfolio, and the level of credit spreads as at December 31, 2008 relative to historical averages within the U.K. and Euro-zone as well as the Company’s liquidity needs at December 31, 2008, the Company believes that these assets will continue to be held until such time as they mature, or credit spreads revert to levels more consistent with historical averages. The Company continues to explore strategic alternatives with respect to its Life Operations segment. The conclusion of such consideration could impact the amount and timing of any impairment related to this portfolio.

•

gross unrealized losses of $1.1 billion related to the corporate holdings within the Company’s non-life fixed maturity portfolios, which had a fair value of $6.9 billion as at December 31, 2008. The Company believes these impairments are a function of the currently elevated levels of corporate credit spreads in the U.S. and globally, which spiked particularly during the third and fourth quarters of 2008, resulting in a severely depressed level of valuations. The amount of these gross losses has proven very volatile as a result of the severe deterioration in credit spreads in recent months. For example, the gross unrealized losses increased by approximately $458.3 million or 6.7% of amortized cost during the third and fourth quarters of 2008, a period in which U.S. corporate credit spreads increased by approximately 300 basis points from what were already elevated levels, excluding the impact of foreign currency movements and offset by the impact of interest rate declines. The Company believes that the gross unrealized losses are a reflection of a severe premium being charged by the market for credit, rather than fundamental deterioration in the debt service capabilities of the issuers.

•

gross unrealized losses of $602.9 million related to the Topical Asset portfolio (which consists of the Company’s holdings of sub-prime non-agency securities, second liens, ABS CDOs with sub-prime collateral as well as Alt-A mortgage exposures), which had a fair value of $963.3 million as at December 31, 2008. The Company undertook a security level review of these securities and recognized charges to the extent it believed the intrinsic value of any security was below its amortized cost. The Company has recognized realized losses, consisting of charges for OTTI and realized losses from sales, of approximately $660.8 million since the beginning of 2007 and through December 31, 2008 on these asset classes.

The Company purchased a number of these assets to support the previously written GIC and funding agreement contracts and has announced its intention to reduce its exposure to this asset class as part of its strategic portfolio realignment. The Company believes that based on market conditions and liquidity needs at December 31, 2008, this reduction will be realized through natural cash flows of the portfolio, and limited selective sales, rather than selling these assets into markets which continue

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

9. Investments (Continued)

to be illiquid and not reflective of the intrinsic value of these assets. The weighted average term-to-maturity of the sub-prime and Alt-A residential holdings within this portfolio at December 31, 2008 were 3.6 years and 3.5 years, respectively. The Company, based on current market conditions and liquidity needs as well as its assessment of the holdings, believes it will continue to hold these securities until either maturity, or a return of liquidity and valuations more reflective of intrinsic value of these holdings.

•

gross unrealized losses of $469.9 million related to the non-life portfolio of Core CDO holdings (defined by the Company as investments in non-mortgage collateralized debt obligations), which consisted primarily of collateralized loan obligations and had a fair value of $665.5 million as of December 31, 2008. The Company undertook a security level review of these securities and recognized charges to the extent it believed the intrinsic value of the security was below the amortized cost. The Company believes that the level of impairment is primarily a function of historically wide spreads in the collateralized loan obligations market during the period, driven by the high level of illiquidity in this market. The Company purchased a number of these assets to support the previously written GIC and Funding Agreement contracts and has announced its intention to reduce its exposure to this asset class over time as a part of its strategic portfolio realignment. The Company, based on current market conditions and liquidity needs as well as its assessment of the holdings, believes it is likely that the Company will continue to hold these securities until either maturity or a recovery of value, following which the Company intends to reduce its exposure to this asset class.

•

gross unrealized losses of $346.5 million related to the non-life portion of CMBS holdings, which had a fair value of $2.1 billion as at December 31, 2008. The Company’s holdings in CMBS are 97.5% rated AAA. The Company’s exposure to downgrades has been negligible, and it believes that the currently depressed pricing, which represents approximately 79.8% of the par value of the securities, is directly related to the 753 basis point widening in credit spreads within this market, as a result of the heightened risk premium attached to property collateral. Our portfolio is highly diversified, has limited delinquencies and has experienced limited downgrades.

Management, in its assessment of whether securities in a gross unrealized loss position are temporarily impaired, considers the significance of the impairments. The Company had securities with gross unrealized losses of $1,174.6 million, with a fair value of $724.8 million, which as at December 31, 2008 were impaired by greater than 50% of amortized costs. The Company has evaluated each of these securities and believes each of these securities will satisfy all principal and interest payments, and believes that the current levels of impairments are a function of the currently extremely elevated levels of credit spreads.

Structured credit securities with gross unrealized losses representing greater than 50% of amortized cost represent $680.1 million of gross unrealized losses, with a fair value of $384.1 million. Of these gross unrealized losses, $621.6 million are rated investment grade. The Company has evaluated each of these holdings on a security-by-security basis in conjunction with its investments managers and utilizing additional corroborative modeling techniques, and believes these securities will satisfy all principal and interest payments. These securities include $305.4 million of Topical investments, $265.9 million of Core CDOs, $69.6 million of prime RMBS and $25.6 million of CMBS holdings.

Corporate securities with gross unrealized losses representing greater than 50% of amortized cost represent $494.5 million of gross unrealized losses, with a fair value of $340.8 million. Of these gross unrealized losses, $394.1 million are rated investment grade. Gross unrealized losses of $238.3 million are related to holdings of financial issuers, with the majority ($190.6 million) representing hybrid instruments. The Company believes these are high-grade issuers which will continue to service their principal and interest obligations. Gross losses of $186.9 million are related to diversified notes for which the Company has evaluated the underlying collateral and believes the notes will fully perform.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

9. Investments (Continued)

The contractual maturities of fixed maturity securities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(U.S. dollars in thousands)	December 31, 2008 (1)		December 31, 2007 (1)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after 1 through 5 years	$7,451,243	$6,987,957	$5,980,146	$5,946,528
Due after 5 through 10 years	5,316,304	5,097,672	6,559,877	6,536,884
Due after 10 years	5,808,384	5,024,483	6,811,805	6,630,501
Mortgage and asset-backed securities	10,414,546	8,526,256	14,881,988	14,493,877

	$28,990,477	$25,636,368	$34,233,816	$33,607,790

(1)

Included in the table above are $980.6 million and $1,236.9 million in Tier One and Tier Two securities, representing committed term debt and hybrid instruments senior to the common and preferred equities of the financial institutions, at fair value as at December 31, 2008 and 2007, respectively. These securities have been distributed in the table based on their call date and have net unrealized losses of $637.1 million and $114.0 million as at December 31, 2008 and 2007, respectively.

Certain of the Company’s invested assets are held in trust and pledged in support of insurance and reinsurance liabilities. Such pledges are largely required by the Company’s operating subsidiaries that are “non-admitted” under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. In addition certain deposit liabilities and annuity contracts require the use of pledged assets. As at December 31, 2008 the Company had approximately $13.7 billion in pledged assets.

The Company participates in a securities lending program operated by a third party banking institution, whereby certain assets are loaned out and for which the Company earns an incremental return. For securities on loan, the lending agent receives cash collateral generally worth 102 to 105% of the loaned securities which must be returned to the borrower upon return of the securities and which in the meantime is invested in a collateral pool managed by the banking institution. The collateral pool is subject to written investment guidelines with key objectives which includes safeguard of principal and adequate liquidity to meet anticipated needs with a maximum weighted average maturity of ninety days. At December 31, 2008 and December 31, 2007, $238.5 million and $144.3 million, respectively, of securities included in investments available for sale were loaned to various counter parties through the securities lending program. The cash collateral received as at December 31, 2008 and December 31, 2007 was $242.8 million and $146.2 million respectively. At December 31, 2008 and December 31, 2007, the value of the Company’s share of the collateral pool and investments available-for-sale held was $231.0 million and $146.2 million, respectively, in connection with these loans, and is included in cash and cash equivalents, with a corresponding liability reflected in net payable for investments purchased. During the third quarter of 2008, the Company capped its maximum participation in the securities lending program at $300 million.

The fair values of securities on loan at December 31, 2008 and 2007 are detailed below.

(U.S. dollars in thousands)	2008	2007
Fixed maturities	$228,689	$142,095
Equities	9,850	2,158

Total	$238,539	$144,253

The Company has three facilities available for the issue of letters of credit collateralized against the Company’s investment portfolio with a value of $1,175.3 million at December 31, 2008 and $1,549.5 million at December 31, 2007. At December 31, 2008 and 2007, approximately $143.2 million and $159.3 million, respectively, of letters of credit were issued and outstanding under these facilities.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

10. Investments in Affiliates

The Company’s investment in affiliates and equity in net income (loss) from such affiliates are summarized below:

(U.S. dollars in thousands)	December 31, 2008		December 31, 2007		December 31, 2006
	Carrying Value	Equity in Net Income (Loss) for the Year	Carrying Value	Equity in Net Income (Loss) for the Year	Carrying Value	Equity in Net Income (Loss) for the Year
Investment fund affiliates	$1,188,797	$(277,696)	$2,209,954	$326,007	$1,884,609	$269,036
Operating affiliates:
Financial operating affiliates	20,478	(1,503,474)	21,045	(1,190,161)	151,795	23,461
Other strategic operating affiliates	131,832	34,368	132,444	35,683	94,620	10,519
Investment manager affiliates	211,682	10,860	247,706	94,630	177,757	77,690

Total	$1,552,789	$(1,735,942)	$2,611,149	$(733,841)	$2,308,781	$380,706

When financial statements of the affiliate are not available on a timely basis to record the Company’s share of income or loss for the same reporting periods as the Company, the most recent available financial statements are used. This lag in reporting is applied consistently until timely information becomes available.

The Company has invested in certain closed end funds, certain limited partnerships, LLC’s and similar investment vehicles, including funds managed by certain of its investment manager affiliates. Collectively, these investments in funds, partnerships and other vehicles are classified as “investment fund affiliates”. At December 31, 2008, investment fund affiliates totaled $1.2 billion of which $0.9 billion was invested in the alternative investment portfolio and $0.3 billion consisted of private investments. At December 31, 2007, investments affiliates totaled $2.2 billion of which $1.8 billion was invested in the alternative investment portfolio and $0.4 billion consisted of private investments.

The Company’s net loss from investment fund affiliates during the year ended December 31, 2008 reflected broad-based market declines, combined with extreme volatility, a sharp pull-back in the availability of credit and short sale restrictions implemented by securities market regulators, proved highly challenging for the strategies employed by many of the Company’s alternative investment managers. Net income from investment fund affiliates increased in 2007 as compared to 2006 due primarily to exceptional results in the alternative portfolio and as a result of a higher investment asset base.

The Company’s significant financial operating affiliate investments at December 31, 2007 included Syncora and Primus Guaranty, Ltd. (“Primus”) with ownership of 46.9% and 33.1%, respectively. Given management’s view of the risk exposure, expected losses in 2007 by both Syncora and Primus, along with the uncertainty facing the entire financial guarantee industry, the Company reduced the reported value of its investment in both Syncora and Primus to nil at December 31, 2007. The write down in the Syncora and Primus equity investments in 2007, combined with net losses recorded in the same period under the excess of loss and facultative reinsurance agreements with Syncora of $300.0 million and $51.0 million, respectively, were the primary drivers behind the net loss from financial operating affiliates of $1.2 billion recorded during the year ended December 31, 2007.

Market developments with respect to the monoline industry continued to be largely negative throughout 2008 and during the same period, Syncora was downgraded by several rating agencies. Accordingly, throughout 2008 and up until the closing of the Master Agreement in August 2008 which resulted in the transfer by the Company of all of the shares it owned in Syncora, the Company reported its investment in Syncora at nil and less than the traded market value during this time, as it was believed the decline in value was other than temporary. In addition to the transfer of the Company’s shares it owned in Syncora as described above, under the Master Agreement, the Company paid consideration to Syncora of $1.775 billion

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

10. Investments in Affiliates (Continued)

cash as well as eight million ordinary shares valued at $128.0 million. The Master Agreement terminated certain reinsurance and service agreements with Syncora and as a result, related guarantee agreements with Syncora, with the exception of certain exposures relating to the European Investment Bank, no longer had any force or effect. As the total value of the consideration paid to Syncora significantly exceeded the liabilities related to such reinsurances and guarantees, the Company recorded a loss of approximately $1.4 billion, in “net (loss) income from operating affiliates”, in respect of the closing of the Master Agreement in the third quarter of 2008. See Note 4, “Syncora Holdings Ltd” for further details.

While the Company continues to hold its shares in Primus, which continued to be valued at nil, no equity earnings were recorded during 2008 in relation to Primus as a result of the significant losses and negative book value reported by Primus throughout 2008.

The Company’s other strategic operating affiliates at December 31, 2008 included investments of $64.3 million in ARX Holding Corporation and $63.2 million in ITAÚ XL Seguros Corporativos S.A., with ownership in these entities at 45.9% and 49.9%, respectively.

The Company’s investment manager affiliates include Highfields Capital Management LP, a global equity investment firm, MKP Capital Management, a fixed income investment manager specializing in mortgage-backed securities, Stanfield Capital Partners, a credit-oriented asset management firm specializing in collateralized loan obligations, OneCapital Management Partners, a diversified alternative investment management firm, Banquo Credit Management LLP, a European-based credit asset management firm, Polar Capital Holdings plc, an investment firm offering traditional and alternative products, Cinnamon Capital Management LLP, an asset management firm that invests in the residuals of European asset backed securities, HighVista Strategies LLC, a diversified wealth management firm, and Finisterre Cayman Limited, an emerging market specialist asset management firm.

During 2006, the Company sold its interest in FrontPoint Partners LLC, an integrated alternative asset firm, resulting in equity earnings of $41.7 million recorded in 2006 related to the initial sale and $32.4 million recorded in 2007, primarily related to the receipt of contingent proceeds and the balance of $2.3 million received in 2008.

In addition to the write downs recorded in 2007 as noted above, during the years ended December 31, 2008, 2007, and 2006, the Company recorded other than temporary declines in the values of certain affiliates totaling $0.2 million, $63.5 million, and $19.8 million, respectively. Such other than temporary declines in 2008, 2007 and 2006 related primarily to investment management affiliates.

In certain investments, the carrying value is different from the share of the investee’s underlying net assets. The differences represent goodwill on acquisition or OTTI recorded with respect to the investment.

See Note 20(c), “Commitments and Contingencies – Investments in Affiliates” for further information regarding commitments related to investment in affiliates.

11. Other Investments

Other investments include investments over which the Company does not have significant influence and whose fair value is generally unquoted. This includes investments in limited partnerships where the Company does not participate in the management of the partnerships, and investments in unrated collateralized debt obligations. Income from other investments was $7.9 million and $17.1 million for the years ended December 31, 2008 and 2007, respectively. Unrealized gains from these limited private investment partnerships was $9.2 million and $13.6 million as at December 31, 2008 and 2007 respectively.

Income on unrated tranches of collateralized debt obligations is reflected only to the extent the Company’s principal has been fully recovered. Income on alternative investments included in other investments is realized only on ultimate sale of these investments. The Company had net unrealized gains of $40.8 million and $78.9 million, respectively, at December 31, 2008 and 2007, related to these

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

11. Other Investments (Continued)

alternative investments. In 2008 and 2007, the Company had realized losses related to the alternative investments of $13.1 million and nil, respectively.

See Note 20(b), “Commitments and Contingencies – Other Investments,” for further information regarding commitments related to other investments.

The Company regularly reviews the performance of these other investments. The Company recorded losses of $1.5 million, $0.1 million and $15.4 million in the years ended December 31, 2008, 2007 and 2006, respectively, due to other than temporary declines in values of these other investments.

12. Losses and Loss Expenses

Unpaid losses and loss expenses are comprised of:

Year Ended December 31 (U.S. dollars in thousands)	2008	2007	2006
Reserve for reported losses and loss expenses	$9,948,137	$10,956,851	$10,851,227
Reserve for losses incurred but not reported	11,702,178	12,250,843	12,043,794

Unpaid losses and loss expenses	$21,650,315	$23,207,694	$22,895,021

Net losses and loss expenses incurred are comprised of:

Year Ended December 31 (U.S. dollars in thousands)	2008	2007	2006
Loss and loss expenses payments	$5,157,388	$5,410,635	$6,078,309
Change in unpaid losses and loss expenses (1)	(462,129)	(352,150)	(1,139,272)
Change in unpaid losses and loss expenses recoverable	634,181	377,277	1,442,405
Paid loss recoveries	(1,366,542)	(1,594,759)	(2,180,248)

Net losses and loss expenses incurred	$3,962,898	$3,841,003	$4,201,194

(1)	Does not include changes in losses incurred related to previous facultative and excess of loss reinsurance of Syncora as such changes are included in “Net loss from operating affiliates.”

The following table represents an analysis of the Company’s paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid losses and loss expenses for the years indicated:

(U.S. dollars in thousands)	2008	2007	2006
Unpaid losses and loss expenses at beginning of year	$23,207,694	$22,895,021	$23,597,815
Unpaid losses and loss expenses recoverable	4,665,615	4,995,373	6,396,984
Financial guarantee reserves related to previous reinsurance agreements with Syncora that were recorded within “Net loss from operating affiliates”	(350,988)

Net unpaid losses and loss expenses at beginning of year	18,191,091	17,899,648	17,200,831
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	4,573,562	4,266,444	4,311,798
Prior years	(610,664)	(425,441)	(110,604)

Total net incurred losses and loss expenses	3,962,898	3,841,003	4,201,194
Exchange rate effects and other adjustments	(677,664)	421,575	355,500
Net loss reserves (disposed) acquired	–	(155,259)	40,184
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	584,120	627,748	460,853
Prior years	3,206,726	3,188,128	3,437,208

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

12. Losses and Loss Expenses (Continued)

(U.S. dollars in thousands)	2008	2007	2006
Total net paid losses	3,790,846	3,815,876	3,898,061
Net unpaid losses and loss expenses at end of year	17,685,479	18,191,091	17,899,648
Financial guarantee reserves related to previous reinsurance agreements with Syncora that were recorded within “Net loss from operating affiliates”	–	350,988	–
Unpaid losses and loss expenses recoverable	3,964,836	4,665,615	4,995,373

Unpaid losses and loss expenses at end of year	$21,650,315	$23,207,694	$22,895,021

Current year net losses incurred

Net losses incurred increased by $307.1 million in 2008 as compared to 2007, mainly as a result, of the current year loss ratio increasing by 10.0 loss percentage points during the same period, mainly due to an increase in attritional and catastrophe-related property losses. Business volume reduced as net premiums earned related to the Company’s P&C operations decreased by 6.7% over this period. Overall, windstorm activity in the Atlantic and Gulf regions increased in 2008 as compared to 2007 and included the impacts of Hurricanes Gustav and Ike, which both made landfall in the U.S. in the third quarter of 2008. Hurricane Ike was estimated to have caused the third largest ever insured loss in the U.S. from a wind storm. Combined, Hurricanes Gustav and Ike had a significant impact on the results of the Company for the year ended December 31, 2008. Based on reports and estimates of loss and damage, the Company estimated losses incurred, net of reinsurance recoveries and reinstatement premiums, of $22.5 million and $210.0 million related to Hurricanes Gustav and Ike, respectively.

Net losses incurred for 2007 (excluding financial guarantee reserves previously related to reinsurance agreements with Syncora that were recorded within “Net loss from operating affiliates”) decreased from 2006 due to a reduction in business volume as the Company’s net premiums earned decreased by 4.6% from 2006 to 2007. However, the current year loss ratio increased by 2.4 loss percentage points from 2006 to 2007 as a result of an increase in attritional and catastrophe-related property experience as well as the impact of a softening rate environment. In 2007, six hurricanes formed in the Atlantic region including two Category 5 hurricanes, one of which, Hurricane Dean, resulted in a limited amount of insured damage to areas of Mexico affected by the hurricane. Other natural catastrophes in 2007 included European windstorms Kyrill and Per/Hanno, California wildfires, floods in the U.K. and Mexico, the Peruvian earthquake and five hurricanes in the Eastern Pacific region. In 2006, there were only five hurricanes in the Atlantic region and more importantly there was no significant insured damage for those hurricanes that did make landfall.

Prior year net losses incurred

The following table presents the net (favorable) adverse prior years loss development of the Company’s loss and loss expense reserves for its property and casualty operations by operating segment for each of the years indicated:

(U.S. dollars in millions)	2008	2007	2006
Insurance segment	$(305.5)	$(158.1)	$(13.2)
Reinsurance segment	(305.2)	(267.3)	(97.4)

Total	$(610.7)	$(425.4)	$(110.6)

The significant developments in prior year loss reserve year estimates for each the years indicated within the Company’s Insurance and Reinsurance segments are discussed below.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

12. Losses and Loss Expenses (Continued)

Insurance Segment

Net favorable prior year development in the year ended December 31, 2008, totaled $305.5 million, primarily due to reserve releases in certain casualty lines primarily in 2003 to 2006 accident years due to lower than expected reported loss activity and favorable reserve development in global property lines of business as a result of favorable claim development. In addition, net reserve releases resulted from an agreement with Axa/Winterthur of approximately $80.9 million in the fourth quarter of 2008 in regards to certain reinsurance recoverable balances relating to casualty lines and to a lesser extent, certain property lines of business. For further information, see Note 13 to the Consolidated Financial Statements, “Reinsurance.” Offsetting this favorable development was modest reserve strengthening within specialty lines, primarily in the environmental lines of business, as well as strengthening associated with certain structured indemnity contracts. Within the professional lines, reserve releases in the 2003 to 2006 accident years were largely offset by strengthening of reserves in the 2007 year. Gross prior year favorable development for the year ended December 31, 2008 of $609.6 million exceeded the corresponding net favorable development during the same period of $305.5 million, as the impact of reductions in gross reported losses on older years in certain casualty lines was mostly offset by the impact of the reinsurance recoverable component on such losses. In addition, the impact of gross reserve releases in professional and specialty lines was mostly offset by the impact of a reduction in estimated ceded IBNR following reserve reviews in these lines.

The Insurance segment net prior year reserve releases in 2007 consisted of $95.0 million in property and $162.1 million in casualty lines of business, partially offset by net adverse development of $23.0 million, $7.0 million and $69.0 million in certain professional, marine and other lines of business, respectively. Casualty releases relate primarily to the European casualty portfolio in accident years 2002-2005. The professional lines development reflects net adverse prior year development of the Bermuda E&O portfolio and releases from the U.S. and European professional lines portfolios. Net adverse prior year development in other insurance lines relates to adverse development in discontinued specialty lines, surety and environmental, partially offset by favorable development in aerospace and political risk. Gross prior year releases totaled $177.6 million for the Insurance segment during 2007.

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

Reinsurance Segment

For the year ended December 31, 2008, net favorable prior year reserve development included casualty and other lines reserve releases in both European and U.S. casualty and professional portfolios as well as reserve releases associated with the reinsurance-to-close relating to the 2005 year of account on certain Lloyd’s sourced business. In the same period, property and other short-tail lines net favorable development was attributable to most business units globally. Gross prior year favorable development for the year ended December 31, 2008 of $444.3 million exceeded the corresponding net favorable development during the same period of $305.2 million as the impact of favorable loss experience related to a large crop program was mostly offset by the impact of retrocessional protection related to this program.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

12. Losses and Loss Expenses (Continued)

Within the Reinsurance segment, net prior year releases of $267.3 million in the year ended December 31, 2007 consisted of $188.7 million primarily in property and other short-tail lines of business and $87.4 million in casualty and other lines, was partially offset by adverse prior year development of $8.8 million within the structured indemnity line of business. Releases in the short-tail lines relate primarily to the 2005 and 2006 accident years. The casualty and other lines favorable development of $87.4 million reflects the net result of releases of $121.4 million primarily in the U.S. and non-U.S. casualty portfolios, partially offset by net adverse development of $13.0 million associated with the results of an external review of the Company’s asbestos and environmental reserves and $21.0 million related to a commutation of a stop loss reinsurance agreement. Favorable gross prior year development of $259.7 million was in line with the net development.

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

Exchange rate effects and other adjustments

Exchange rate effects on net loss reserves in each of the three years ended December 31, 2008 related to the global operations of the Company primarily where reporting units have a functional currency that is not the U.S. dollar. The increase in the value of the U.S. dollar in 2008 combined with the decrease in the value of the U.S. dollar in 2007 and 2006 mainly compared to the Swiss franc, U.K. Sterling and the Euro, gave rise to translation and revaluation exchange movements related to carried loss reserve balances of $(677.7) million, $421.6 million and $355.5 million in 2008, 2007 and 2006, respectively.

Net paid losses

Total net paid losses were $3.8 billion in each of 2008 and 2007, and $3.9 billion and 2006, respectively.

Other loss information

Net losses disposed in 2007 in the amount of $155.3 million represent reserves associated with the de-consolidation of Syncora following the secondary offering on June 6, 2007 of $181.4 million, partially offset by net losses acquired of $26.2 million related to a reinsurance-to-close loss portfolio transfer.

The Company’s net unpaid losses and loss expenses included estimates of actual and potential non-recoveries from reinsurers. As at December 31, 2008 and 2007, the reserve for potential non-recoveries from reinsurers was $187.6 million and $193.1 million, respectively.

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

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

12. Losses and Loss Expenses (Continued)

determined using cash flow or similar models to estimate the net present value of the anticipated shortfall between (i) scheduled payments on the insured obligation plus anticipated loss adjustment expenses and (ii) anticipated cash flow from the proceeds to be received on sales of any collateral supporting the obligation and other anticipated recoveries.

The net income impact in 2007 of case basis reserves with respect to reinsurance previously provided to Syncora subsequent to the secondary sale of Syncora common shares on June 6, 2007 of $351.0 million was included in “Net loss from operating affiliates”, and the unpaid case reserves related to such losses were recorded in unpaid losses and loss expenses. However, following the closing of the Master Agreement and the consideration paid to Syncora, the liabilities associated with the reinsurance previously provided to Syncora were settled. See Note 4, “Syncora Holdings Ltd. (“Syncora”) for further information.

The Company utilizes tabular reserving for workers’ compensation (including long-term disability) unpaid losses that are considered fixed and determinable, and discounts such losses using an interest rate of 5% (2007: 5%). The interest rate approximates the average yield to maturity on specific fixed income investments that support these liabilities. The tabular reserving methodology results in applying uniform and consistent criteria for establishing expected future indemnity and medical payments (including an explicit factor for inflation) and the use of mortality tables to determine expected payment periods. Tabular unpaid losses and loss expenses, net of reinsurance, at December 31, 2008 and 2007 were $755.8 million and $813.7 million, respectively. The related discounted unpaid losses and loss expenses were $346.0 million and $377.0 million as of December 31, 2008 and 2007, respectively.

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

A reconciliation of the opening and closing unpaid losses and loss expenses related to asbestos and environmental exposure claims for the years indicated is as follows:

Year Ended December 31, (U.S. dollars in thousands)	2008	2007	2006
Net unpaid losses and loss expenses at beginning of year	$120,656	$112,963	$51,260
Net incurred losses and loss expenses	(3,173)	16,618	54,570
Less net paid losses and loss expenses	5,623	8,925	11,153
Net losses and loss expenses acquired	–	–	18,286

Net increase (decrease) in unpaid losses and loss expenses	(8,796)	7,693	61,703
Net unpaid losses and loss expenses at end of year	111,860	120,656	112,963
Unpaid losses and loss expenses recoverable at end of year	170,132	204,192	98,998

Gross unpaid losses and loss expenses at end of year	$281,992	$324,848	$211,961

Incurred but not reported losses, net of reinsurance, included in the above table was $73.5 million in 2008, $73.1 million in 2007 and $64.1 million in 2006. Unpaid losses recoverable are net of potential uncollectible amounts.

During 2006, the Company acquired $40.2 million in losses through a loss portfolio transfer contract of which $18.3 million in losses related to asbestos and environmental claims. Given the terms of the policy,

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

12. Losses and Loss Expenses (Continued)

the combined aggregate limit on the total acquired reserves is limited to $60.0 million, not including coverage for claims handling costs over a defined period.

The Company utilizes industry standard asbestos and environmental claims models to estimate its ultimate liability for these exposures.

As of December 31, 2008, the Company had 1,546 open claim files for potential asbestos exposures and 548 open claim files for potential environmental exposures. Approximately 50% of the open claim files are due to precautionary claim notices in both 2008 and 2007. Precautionary claim notices are submitted by the ceding companies in order to preserve their right to receive coverage under the reinsurance contract. Such notices do not contain an incurred loss amount to the Company. The development of the number of open claim files for potential asbestos and environmental claims is as follows:

	Asbestos Claims	Environmental Claims
Total number of claims outstanding at December 31, 2005	878	414
New claims reported in 2006 (1)	113	33
Claims acquired through LPT in 2006 (2)	553	290
Claims resolved in 2006	(97)	(148)

Total number of claims outstanding at December 31, 2006	1,447	589
New claims reported in 2007 (1)	338	128
Claims resolved in 2007	(69)	(94)

Total number of claims outstanding at December 31, 2007	1,716	623
New claims reported in 2008	257	47
Claims resolved in 2008	(427)	(122)

Total number of claims outstanding at December 31, 2008	1,546	548

(1)	A review in 2006 and 2007 of older policy years revealed outstanding claims reported in prior years that were deemed to have asbestos exposure.

(2)

The claim count information included in the above table for the business acquired during 2006 was the claim count information relating to 80% of the acquired reserves. The claim count information for the other 20% of reserves was not available.

The Company’s exposure to asbestos and environmental claims arises from contracts written, both on a proportional and excess basis, after 1972. The Company’s predecessor company discontinued writing contracts with these exposures in 1985. Business written was across many different policies, each with a relatively small contract limit. The Company’s reported asbestos claims related to both traditional products and premises and operations coverage.

The estimation of loss and loss expense liabilities for asbestos and environmental exposures is subject to much greater uncertainty than is normally associated with the establishment of liabilities for certain other exposures due to several factors, including: (i) uncertain legal interpretation and application of insurance and reinsurance coverage and liability; (ii) the lack of reliability of available historical claims data as an indicator of future claims development; (iii) an uncertain political climate which may impact, among other areas, the nature and amount of costs for remediating waste sites; and (iv) the potential of insurers and reinsurers to reach agreements in order to avoid further significant legal costs. Due to the potential significance of these uncertainties, the Company believes that no meaningful range of loss and loss expense liabilities beyond recorded reserves can be established. As the Company’s net unpaid loss and loss expense reserves related to asbestos and environmental exposures are less than 1% of the total net reserves at December 31, 2008 and 2007, further adverse development is not expected to be material to the Company’s overall net loss reserves. The Company believes it has made reasonable provision for its asbestos and environmental exposures and is unaware of any specific issues that would significantly affect its estimate for loss and loss expenses.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

13. Reinsurance

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

The effect of reinsurance and retrocessional activity on premiums written and earned from property and casualty operations is shown below:

(U.S. dollars in thousands)	Premiums Written Year Ended December 31,			Premiums Earned Year Ended December 31,
	2008	2007	2006	2008	2007	2006
Direct	$5,462,154	$5,341,906	$5,672,921	$5,735,348	$5,428,753	$5,557,832
Assumed	2,107,237	2,755,854	3,020,510	2,128,468	2,977,516	3,200,623
Ceded	(1,831,098)	(1,800,040)	(2,123,719)	(1,873,565)	(1,987,642)	(2,028,173)

Net	$5,738,293	$6,297,720	$6,569,712	$5,990,251	$6,418,627	$6,730,282

The Company recorded reinsurance recoveries on losses and loss expenses incurred of $0.7 billion, $1.2 billion and $0.8 billion for the years ended December 31, 2008, 2007 and 2006, respectively. Included in the figure noted above in 2008 was profit of approximately $80.9 million related to an agreement entered into with AXA/Winterthur. For further information see “AXA Agreement” below.

The following table presents an analysis of total unpaid losses and loss expenses and future policy benefit reserves recoverable for the year ended December 31:

(U.S. dollars in thousands)	2008	2007
P&C operations	$3,964,836	$4,665,615
Life operations	32,886	31,856

Total unpaid losses and loss expenses recoverable	$3,997,722	$4,697,471

At December 31, 2008, the total reinsurance assets of $4.6 billion included reinsurance receivables for paid losses and loss expenses of $0.6 billion and $4.0 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported. Although the contractual obligation of individual reinsurers to pay their reinsurance obligations is based on specific contract provisions, the collectibility of such amounts requires significant estimation by management. The majority of the balance the Company has accrued as recoverable will not be due for collection until sometime in the future. Over this period of time, economic conditions and operational performance of a particular reinsurer may impact its ability to meet these obligations and while it may continue to acknowledge its contractual obligation to do so, it may not have the financial resources or willingness to fully meet its obligations to the Company.

At December 31, 2008 and 2007, the allowance for uncollectible reinsurance relating to both reinsurance balances receivable and unpaid losses and loss expenses recoverable was $187.6 million and $193.1 million, respectively. To estimate the provision for uncollectible reinsurance recoverable, the reinsurance recoverable must first be allocated to applicable reinsurers. As part of this process, ceded IBNR is allocated by reinsurer. The allocations are generally based on historical relationships between gross and ceded losses. If actual experience varies materially from historical experience, the allocation of reinsurance recoverable by reinsurer will change.

The Company uses a default analysis to estimate uncollectible reinsurance. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral, and default factors

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

13. Reinsurance (Continued)

used to determine the portion of a reinsurer’s balance deemed uncollectible. The definition of collateral for this purpose requires some judgment and is generally limited to assets held in trust, letters of credit, and liabilities held by the Company with the same legal entity for which the Company believes there is a right of offset. The Company is the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $2.0 billion at December 31, 2008, collateralizing reinsurance recoverables with respect to certain reinsurers. Default factors require considerable judgment and are determined using the current rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions.

At December 31, 2008, the use of different assumptions within the model could have a material effect on the bad debt provision reflected in the Company’s Consolidated Financial Statements. To the extent the creditworthiness of the Company’s reinsurers was to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than the Company’s bad debt provision. Such an event could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

Approximately 85% of the total unpaid loss and loss expense recoverable and reinsurance balances receivable (excluding collateral held) outstanding at December 31, 2008, were due from reinsurers rated “A” or better by S&P. The following is an analysis of the total recoverable and reinsurance balances receivable at December 31, 2008, by reinsurers owing more than 3% of such total:

Name of reinsurer	S&P’s rating	% of total
Munich Reinsurance Company	AA–/Stable	13.3%
Swiss Reinsurance Company (1)	AA–/Watch Neg.	9.4%
Lloyd’s Syndicates	A+/Stable	6.2%
Transatlantic Reinsurance Company	A+/Stable	3.7%
Swiss Re Frankona Rueckversicherungs AG (1)	AA–/Watch Neg.	3.3%

(1)	In February 2009, the Swiss Reinsurance Company entities were downgraded by S&P to “A+” (Stable).

The following table sets forth the ratings profile of the reinsurers that support the unpaid loss and loss expense recoverable and reinsurance balances receivable net of security noted above.

Standard and Poor’s rating	% of total
AAA	8.0%
AA	44.9%
A	31.6%
BBB	0.9%
BB and below	0.1%
Captives	11.1%
Not Rated	0.4%
Other	3.0%

Total	100%

AXA Agreement

On July 25, 2001, the Company completed the acquisition of certain Winterthur International insurance operations (the “Winterthur Business”) primarily to extend its predominantly North American-based large corporate insurance business globally. Under the terms of the Sale and Purchase Agreement, as amended, between XL Insurance (Bermuda) Ltd and Winterthur Swiss Insurance Company (“WSIC”), (the “SPA”) WSIC provided the Company with post-closing protection with respect to third party reinsurance receivables and recoverables related to the acquisition of certain Winterthur International insurance operations (the “Winterthur Business”). Such protection was provided in the form of Sellers Retrocession Agreements and a Liquidity Facility.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

13. Reinsurance (Continued)

On June 7, 2006, subsidiaries of the Company, entered into an agreement (the “Agreement”) with WSIC. The purpose of this Agreement was to release all actual or potential disputes, claims or issues arising out of or related in any way to: (i) the Liquidity Facility and the Sellers Retrocession Agreements, as well as (ii) subject to certain exceptions, the SPA. The Agreement further provided for a four-year term, collateralized escrow arrangement (the “Fund”) of up to $185 million (plus interest) to protect certain subsidiaries from future nonperforming third party reinsurance related to the Winterthur Business. The Fund was structured to align the parties’ interests by providing for any sums remaining in the Fund at the end of its term to be shared in agreed percentages.

On December 16, 2008, the Company entered into an agreement with AXA Insurance Ltd (the successor company to WSIC) (“AXA”), (the “AXA Agreement”). The AXA Agreement releases to the parties all funds from the Fund that was put in place in June 2006 as described above and releases both parties from all further obligations thereunder. Since the Fund was created, the Company was able to successfully collect more than 95% of such third-party reinsurance receivables on paid claims enabling the Company to agree with AXA to terminate the Fund early.

The AXA Agreement provided that the Fund, which contained approximately $172 million as at December 16, 2008, be terminated and that the Company be paid a greater share of the remaining funds than was originally agreed. In return, the Company released AXA, subject to certain exceptions, from the SPA, as amended, between the Company and AXA, and commuted AXA’s share of various reinsurance contracts where AXA reinsured subsidiaries of the Company relating to certain parts of the Winterthur Business. In addition, the Company and AXA reached a definitive claims handling agreement governing defined Excluded Winterthur Business, including asbestos claims and business written prior to 1986, which remain the financial responsibility of AXA. In connection with the execution of the AXA Agreement and the adjustment of related provisions, the Company recorded income of approximately $80.9 million in 2008, which was recorded as favorable net prior year development within the Company’s Insurance segment.

14. Deposit Liabilities

At December 31, 2008, deposit liabilities include remaining funding agreement contracts as well as reinsurance and insurance deposits. Previously, deposit liabilities included GICs. As at December 31, 2007, the Company had approximately $4.0 billion of deposit liabilities associated with GICs which were correspondingly matched with invested assets. Based on the terms and conditions of the underlying GICs, upon the downgrade of Syncora Guarantee below certain ratings levels, all or portions of outstanding principal balances on such GICs would come due. Throughout 2008, several rating agencies downgraded Syncora and its subsidiaries and, as a result, the Company settled, in 2008 all of the GIC liabilities. In addition, certain funding agreement contracts matured, resulting in the settlement of the underlying principal and accrued interest. At December 31, 2008, the remaining balance of funding agreements, excluding accrued interest of $6.6 million, was $600.0 million, with settlements scheduled as follows: $150.0 million in October 2009 and $450.0 million in August 2010.

Funding agreements and GICs do not meet the definition of an insurance contract under FASB Statement of Financial Accounting No. 97. These contracts were sold with a guaranteed rate of return and the proceeds from the sale of such contracts were invested with the intent of realizing a greater return than is called for in the investment contracts. The Company has also entered into certain insurance and reinsurance policies that transfer insufficient risk under FASB Statement of Financial Accounting Standards No. 113 to be accounted for as insurance or reinsurance transactions and are accounted for as deposit contracts. These structured property and casualty agreements, guaranteed investment contracts and funding agreements have been recorded as deposit liabilities and are initially matched by an equivalent amount of investments. The Company has investment risk related to its ability to generate sufficient investment income to enable the total invested assets to cover the payment of the ultimate liability. See Note 9, “Investments” for further information relating to the Company’s net investment income as well as realized and unrealized

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

14. Deposit Liabilities (Continued)

investment (losses) gains. Each deposit liability accrues at a rate equal to the internal rate of return of the payment receipts and obligations due during the life of the agreement. Where the timing and/or amount of future payments are uncertain, cash flows reflecting the Company’s actuarially determined best estimates are utilized. Deposit liabilities are initially recorded at an amount equal to the assets received.

Total deposit liabilities are comprised of the following:

Year ended December 31, (U.S. dollars in thousands)	2008	2007
Reinsurance and insurance deposit liabilities	$1,808,752	$1,745,483
Funding agreement and guaranteed investment contract deposit liabilities	902,235	6,174,602

Total deposit liabilities	$2,710,987	$7,920,085

Interest expense of $146.6 million, $421.1 million and $350.1 million was recorded related to the accretion of deposit liabilities for the years ended December 31, 2008, 2007 and 2006, respectively.

15. Future Policy Benefit Reserves

The Company enters into long duration contracts that subject the Company to mortality and morbidity risks and which were accounted for as life premiums earned. Future policy benefit reserves were established using appropriate assumptions for investment yields, mortality, and expenses, including a provision for adverse deviation. The average interest rate used for the determination of the future policy benefits for these contracts was 4.4% and 4.5% at December 31, 2008 and 2007, respectively. Total future policy benefit reserves for the year ended December 31, 2008 and 2007 were $5.5 billion and $6.8 billion, respectively, with the decrease of $1.3 billion mainly resulting from the strengthening of the U.S. dollar against the U.K. Pound Sterling in 2008

Future policy benefit reserves are comprised of the following:

Year ended December 31, (U.S. dollars in thousands)	2008	2007
Traditional Life	$1,000,821	$936,392
Annuities	4,452,044	5,835,650

Total future policy benefit reserves	$5,452,865	$6,772,042

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

16. Notes Payable and Debt and Financing Arrangements

As at December 31, 2008, the Company had bank and loan facilities available from a variety of sources, including commercial banks, totaling $4.3 billion (2007: $4.0 billion) of which $3.2 billion (2007: $2.9 billion) of debt was outstanding. In addition, the Company has letter of credit facilities totaling $6.9 billion of which $3.7 billion (2007: $3.7 billion) were outstanding as at December 31, 2008 and 3.9% (2007: 4.3%) of which were collateralized by certain of the Company’s investment portfolios, supporting U.S. non-admitted business and the Company’s Lloyd’s Syndicates’ capital requirements. Of these amounts, $1.0 billion was available in the form of revolving credit or letters of credit.

The fair value of the Company’s notes payable and debt outstanding as at December 31, 2008 and 2007, is estimated to be $1.2 billion and $2.6 billion, respectively, and is based on quoted prices.

The financing structure at December 31, 2008 was as follows:

Facility (U.S. dollars in thousands)	Commitment (1)	In Use/ Outstanding (1)
Debt:
5-year revolvers expiring 2010/2012 (2)	$1,000,000	$–
5-year revolver expiring 2010	100,000	–
5.25% Senior Notes due 2011	745,000	745,000
6.50% Guaranteed Senior Notes due 2012	599,032	599,032
5.25% Senior Notes due 2014	596,283	596,283
8.25% Senior Notes due 2021	575,000	575,000
6.375% Senior Notes due 2024	350,000	350,000
6.25% Senior Notes due 2027	324,419	324,419

Total debt	$4,289,734	$3,189,734

Letters of Credit:
6 facilities – total	$6,850,648	$3,665,196

(1)	“Commitment” and “In Use” data represent December 31, 2008 accreted values.

(2)	The 2010 and 2012 5-year revolving credit facilities share a $1 billion revolving credit sub-limit.

The revolving credit facilities were unutilized at December 31, 2008.

The financing structure at December 31, 2007 was as follows:

Facility (U.S. dollars in thousands)	Commitment (1)	In Use/ Outstanding (1)
Debt:
5-year revolvers expiring 2010/2012 (2)	$1,000,000	$–
5-year revolver expiring 2010	100,000	–
5.25% Senior Notes due 2011	745,000	745,000
6.58% Guaranteed Senior Notes due 2011	255,000	255,000
6.50% Guaranteed Senior Notes due 2012	598,713	598,713
5.25% Senior Notes due 2014	595,631	595,631
6.375% Senior Notes due 2024	350,000	350,000
6.25% Senior Notes due 2027	324,387	324,387

Total debt	$3,968,731	$2,868,731

Letters of Credit:
6 facilities – total	$7,346,059	$3,687,851

(1)	“Commitment” and “In Use” data represent December 31, 2007 accreted values.

(2)	The 2010 and 2012 5-year revolving credit facilities share a $1 billion revolving credit sub-limit.

The revolving credit facilities were not utilized at December 31, 2007.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

16. Notes Payable and Debt and Financing Arrangements (Continued)

Concurrent with the issuance of Class A ordinary shares and pursuant to the Company’s shelf registration statement, the Company, in August 2008, issued 23.0 million 10.75% Equity Security Units (the “10.75% Units”) in a public offering in order to fund payments described above in relation to the Master Agreement and remaining net proceeds were used for general corporate purposes. The Company received approximately $557.8 million in net proceeds from the sale of the 10.75% Units after deducting underwriting discounts. Each 10.75% Unit has a stated amount of $25 and consists of (a) a purchase contract pursuant to which the holder agreed to purchase, for $25, a variable number of shares of the Company’s Class A Ordinary Shares on August 15, 2011 and (b) a one-fortieth, or 2.5%, ownership interest in a senior note issued by the Company due August 15, 2021 with a principal amount of $1,000. The senior notes are pledged by the holders to secure their obligations under the purchase contract.

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

The number of ordinary shares to be issued under each purchase contract depends on, among other things, the average market price of the ordinary shares on the settlement date. The maximum number of ordinary shares to be issued under the purchase contracts is approximately 35.9 million. The Company accounts for the effect on the number of weighted average ordinary shares, assuming dilution, using the treasury stock method. The purchase contract component of the 10.75% Units will have no effect on the number of weighted average ordinary shares, assuming dilution, except when the average market price of the Company’s ordinary shares is above the threshold appreciation price of $18.88 per share. Because the average market price of the Company’s ordinary shares during the period the 10.75% Units were outstanding was below this price, the shares issuable under the purchase contracts were excluded from the computation of net income per ordinary share assuming dilution for the year ended December 31, 2008.

The Company utilized a portion of the net proceeds from the issuance of the 10.75% Units and ordinary shares issued in August 2008, to redeem, X.L. America, Inc.’s $255 million 6.58% Guaranteed Senior Notes due 2011. In connection with the early redemption of the 6.58% Notes, the Company incurred debt extinguishment costs of approximately $22.5 million.

On November 30, 2008, the £450 million letter of credit facility issued on November 14, 2007 that was supporting the Company’s syndicates at Lloyd’s of London terminated. However, this facility was structured so that the letters of credit issued on it are effective and support the syndicates for the 2009 underwriting year.

On June 22, 2007, three facilities expired – a $2 billion three-year unsecured credit and letter of credit facility issued in 2004, a $500 million 364-day letter of credit facility issued in 2006, and a bilateral 364-day $100 million credit and letter of credit facility issued in 2006.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

16. Notes Payable and Debt and Financing Arrangements (Continued)

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

In addition, during March 2007, the Company entered into an interest rate swap agreement in anticipation of the issuance of the 2027 Senior Notes. This transaction, which met the requirements of a cash flow hedge of a forecasted transaction under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” was entered into to mitigate the interest rate risk associated with the subsequent issuance of the 2027 Senior Notes. The gain on the settlement of the swap transaction on May 2, 2007 of $3.8 million was credited to Accumulated Other Comprehensive Income and is being amortized to interest expense over the 20- year term of the related debt.

On December 19, 2006, the Company replaced a $150 million letter of credit facility that matured in December 2006 with a new 364-day facility of the same amount.

On December 16, 2006, the Company replaced a $100 million credit facility that matured in December 2006 with a new 364-day facility of the same amount.

In December 2005, the Company issued 29.8 million 7.0% Equity Security Units (the “7.0% Units”) in a public offering. Each 7.0% Unit had a stated amount of $25 and consisted of (a) a purchase contract pursuant to which the holder agreed to purchase, for $25, a variable number of shares of the Company’s Class A ordinary shares on February 15, 2009 and (b) a one-fortieth, or 2.5% in the 2011 Senior Notes. The 2011 Senior Notes were pledged by the holders to secure their obligations under the purchase

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

16. Notes Payable and Debt and Financing Arrangements (Continued)

contracts. The number of shares issued under the purchase contracts was adjustable based on, among other things, the average share price of the Company for the twenty consecutive trading days ending on the third trading day immediately preceding the stock purchase date and the dividend rate of the Company. In mid- February 2009, the 2011 Senior Notes were remarketed whereby the interest rate was reset in order to generate sufficient remarketing proceeds to satisfy the 7.0% Unit holders’ obligations under the purchase contracts. The Company purchased and retired the aggregate principle amount of the 2011 Senior Notes as a part of that remarketing. On February 15, 2009, the purchase contracts matured and the Company issued Class A ordinary shares in connection therewith. Each purchase contract provided for the sale by the Company of 0.38461 Class A Ordinary shares (the “Shares”) at a price of $25.00. The settlement of the purchase contracts resulted in the Company’s issuance of an aggregate of 11,461,080 Shares for net proceeds of approximately $743.1 million, which was used to retire the 2011 Senior Notes.

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

In general, all of the Company’s bank facilities, indentures and other documents relating to the Company’s outstanding indebtedness (collectively, the “Company’s Debt Documents”), as described above, contain cross default provisions to each other and the Company’s Debt Documents (other than the 6.5% Guaranteed Senior Notes indentures) contain affirmative covenants. These covenants provide for, among other things, minimum required ratings of the Company’s insurance and reinsurance operating subsidiaries and the level of secured indebtedness in the future. In addition, generally each of the Company’s Debt Documents provide for an event of default in the event of a change of control of the Company or some events involving bankruptcy, insolvency or reorganization of the Company. The Company’s credit facilities also contain minimum consolidated net worth covenants and debt to total capitalization covenants (both of which exclude the impact of unrealized gains and losses on securities).

Under the Company’s 364-day facilities, three-year credit facility, and five-year credit facilities described above, in the event that the Company XL Insurance (Bermuda) Ltd and XL Re Ltd fail to maintain a financial strength rating of at least “A–” from A.M. Best, an event of default would occur.

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

In addition, the Company’s unsecured Lloyd’s letter of credit facility provides that, in the event that the Company’s insurance and reinsurance rated operating subsidiaries in Bermuda fall below “A–” (as measured by the financial strength rating from A.M. Best at any time), the facility would then be required to be fully secured by the Company, at which time the Company would be required to either (i) provide an amount in cash to cover an amount equal to the aggregate letters of credit outstanding at that time or (ii)

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

16. Notes Payable and Debt and Financing Arrangements (Continued)

deposit assets in trust securing 105% of the aggregate letters of credit outstanding at that time. If this were to occur, the Company may not be able to provide the collateral required in order to maintain this facility.

In addition, the Company maintains off-balance sheet financing arrangements in the form of a contingent capital facility. For details of this facility, see Note 18, “Off-Balance Sheet Arrangements.”

17. Derivative Instruments

The Company enters into derivative instruments for both risk management and speculative purposes. The Company is exposed to potential loss from various market risks, and manages its market risks based on guidelines established by management. The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value with the changes in fair value of derivatives shown in the consolidated statement of income as “net realized and unrealized gains and losses on derivative instruments” unless the derivatives are designated as hedging instruments. The accounting for derivatives which are designated as hedging instruments is described in Note 2(g), Derivative Instruments. The following table summarizes these instruments by category and the effect on net income in the years ended December 31, 2008, 2007 and 2006:

(U.S. dollars in thousands)	2008	2007	2006
Investment related derivatives (1)	$(62,428)	$(30,481)	$60,992
Credit risk	733	(28,892)	3,906
Other non-investment derivatives	(22,279)	(15,714)	7,539
Weather and energy derivatives	10,606	19,636	28,746

Net realized and unrealized gains on derivatives	$(73,368)	$(55,451)	$101,183

(1)	Includes derivatives entered into by the Company’s investment portfolio managers including credit default swaps.

(a) Investment Related Derivatives

The Company, either directly or through its investment managers, may use derivative instruments within its investment portfolio, including interest rate swaps, inflation swaps, credit derivatives (single name and index credit default swaps), options, forward contracts and financial futures (foreign exchange, bond and stock index futures), as a means of hedging exposure to interest rate, equity price change and foreign currency risk or for trading purposes.

Investment Related Derivatives – Foreign Exchange Exposure

The Company uses foreign exchange contracts to manage its exposure to the effects of fluctuating foreign currencies on the value of certain of its foreign currency fixed maturities and equity securities investments. These contracts are not designated as specific hedges for financial reporting purposes and therefore, realized and unrealized gains and losses on these contracts are recorded in income in the period in which they occur. These contracts generally have maturities of twelve months or less. In addition, certain of the Company’s investment managers may, subject to investment guidelines, enter into forward contracts where potential gains may exist. The Company has exposure to foreign currency exchange rate fluctuations through its operations and in its investment portfolio. In relation to foreign exchange contracts, the Company had a net payable of $3.2 million and a net receivable of $0.9 million, at December 31, 2008 and 2007, respectively, and the Company recorded net losses of $73.6 million and $7.5 million and net gains of $42.8 million, during the years ended December 31, 2008, 2007 and 2006, respectively.

Investment Related Derivatives – Interest Rate Exposure

The Company utilizes a risk management strategy that incorporates the use of derivative financial instruments, primarily to reduce its exposure to interest rate risks associated with certain of its assets and liabilities. The Company uses interest rate swaps to convert certain liabilities from a fixed rate to a variable

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

17. Derivative Instruments (Continued)

(a) Investment Related Derivatives (Continued)

rate of interest and may also use them to convert a variable rate of interest from one basis to another. The Company is exposed to credit risk in the event of non-performance by the counterparties to the swap contracts.

The Company designates certain of its derivative instruments as fair value hedges or cash flow hedges and formally and contemporaneously documents all relationships between the hedging instruments and hedged items and links the hedging derivative to specific assets and liabilities. The Company assesses the effectiveness of the hedge, both at inception and on an on-going basis and determines whether the hedge is highly effective in offsetting changes in fair value or cash flows of the linked hedged item.

A portion of the Company’s liabilities are hedged against changes in the applicable designated benchmark interest rate. In addition, interest rate swaps are used to hedge the changes in fair value of certain fixed rate liabilities and fixed maturity securities due to changes in the designated benchmark interest rate. At December 31, 2008 and 2007, contracts designated as fair value hedges were in a net unrealized gain position of $373.5 million and $143.3 million, respectively. As a result of the fair value hedges, deposit liabilities were increased by $242.3 million and $92.4 million for the year ended December 31, 2008 and 2007, respectively. These interest rate swap hedges resulted in a net decrease in net investment income (net of interest expense) of $24.2 million for the year ended December 31, 2008, and a net increase of $14.5 million and $5.0 million, for the years ended December 31, 2007 and 2006, respectively. The ineffective portion of the hedges totaled $21.7 million and $1.0 million as part of net realized losses for the years ended December 31, 2008 and 2007, respectively, while the ineffective portion of the hedges totaled $5.5 million as part of net realized gains for the year ended December 31, 2006.

Interest rate swaps were previously used to hedge a portion of the Company’s floating rate guaranteed investment contracts. These derivatives converted the floating rate guaranteed investment contract payments to a different floating rate basis to better match the cash receipts that were earned from the supporting investment portfolio. At December 31, 2008, there were no longer any guaranteed investment contracts outstanding and accordingly no cash flow hedges were in place. At December 31, 2007, contracts designated as cash flow hedges were in a net unrealized gain position of $3.0 million. These interest rate swap hedges resulted in a reduction in interest expense of $2.8 million and $6.0 million for the years ended December 31, 2008 and 2007, and an increase in interest expense of $6.1 million for the year ended December 31, 2006. The ineffective portion of the hedges amounted to $3.0 million, $8.4 million and $3.5 million as part of net realized losses for the years ended December 31, 2008, 2007 and 2006, respectively.

Investment Related Derivatives – Financial Market Exposure

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

Credit derivatives are purchased within the Company’s investment portfolio in the form of credit default swaps used to hedge an existing position or concentration of holdings. The credit derivatives are recorded at fair value sourced from pricing vendors.

(b) Credit Risk

Credit derivatives are purchased within the Company’s investment portfolio as noted above, have been sold through a limited number of contracts written as part of the Company’s previous XL Financial Solutions business, and were previously entered into through the Company’s prior reinsurance agreements with Syncora, as described below. From time to time, the Company may purchase credit default swaps to

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

17. Derivative Instruments (Continued)

(b) Credit Risk (Continued)

hedge an existing position or concentration of holdings. The credit derivatives are recorded at fair value. Following the secondary sale of Syncora common shares, the Company retained some credit derivative exposures written by Syncora and certain of its subsidiaries through reinsurance agreements that had certain derivatives exposures embedded within them. Subsequent to June 6, 2007, the Company received Syncora related derivative fair values from Syncora management and reviewed the methodology applied in developing those estimates. In addition, the change in value of the derivative portion of the financial guarantee reinsurance agreements the Company had with Syncora was included in “Net (loss) income from operating affiliates.” Following the closing of the Master Agreement which terminated certain reinsurance and other agreements, these credit derivative exposures were eliminated by virtue of the commutation of the relevant reinsurance agreements. As of December 31, 2008, the remaining credit derivative exposure outside of the Company’s investment portfolio consisted of 23 contracts written by the Company that provide credit protection on senior tranches of structured finance transactions with total net par values outstanding of $639.5 million, a weighted average contractual term to maturity of 5.7 years, a total liability recorded of $28.6 million, and an average rating of AA on the underlying obligations. As of December 31, 2008, there were no reported events of default on the underlying obligations.

Valuation of investment related credit derivatives is based on portfolio manager sourced valuations. In determining the fair value of credit derivatives written within financial operations, management differentiates between investment and non-investment grade exposures and models them separately. Management estimates fair value for investment grade exposures by monitoring changes in credit quality and selecting appropriate market indices to determine credit spread movements over the life of the contracts. The determination of the credit spread movements is the basis for calculating the fair value. For credit derivatives that are non- investment grade appropriate market indices are not readily available. Accordingly, the Company uses an alternative fair value methodology. Under this methodology, the fair value is determined using a cash flow model developed by the Company which is dependent upon a number of factors, including changes in interest rates, future default rates, credit spreads, changes in credit quality, future expected recovery rates and other market factors. For certain credit derivatives sold within the Financial Solutions business providing protection on senior tranches of structured finance transactions, the fair values are obtained directly from the investment bank counterparty. In general, the Company holds credit derivatives to maturity. Accordingly, changes in the fair value of such credit derivatives are unrealized.

(c) Other Non-Investment Derivatives

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

The Company also has investment related derivatives embedded in certain reinsurance contracts. For a particular life reinsurance contract, the Company pays the ceding company a fixed amount equal to the estimated present value of the excess of guaranteed benefit GMIB over the account balance upon the policyholder’s election to take the income benefit. The fair value of this derivative is determined based on the present value of expected cash flows. At December 31, 2008 and 2007, the fair value was represented by liabilities of $27.6 million and $12.4 million, respectively. The change in fair value recorded for the GMIB was a loss of $15.2 million for the year ended December 31, 2008, and gains of $1.9 million and $2.4 million were recorded for the years ended December 31, 2007 and 2006, respectively. In addition, the Company has modified coinsurance and funds withheld reinsurance agreements that provide for a return based on a portfolio of fixed income securities. As such, the agreements contain embedded derivatives. The

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

17. Derivative Instruments (Continued)

(c) Other Non-Investment Derivatives (Continued)

embedded derivative is bifurcated from the funds withheld balance and recorded at fair value with changes in fair value recognized in earnings through net realized and unrealized gains and losses on derivative instrument. The change in fair value recorded for these agreements was not material for any of the years ended December 31, 2008, 2007 or 2006.

(d) Weather and Energy Derivatives

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

The change in fair value recorded for the weather and energy derivatives was a gain of $10.6 million, $19.6 million and $28.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

18. Off-Balance Sheet Arrangements

On December 5, 2006, the Company and certain operating subsidiaries (“Ceding Insurers”) entered into a securities issuance agreement (the “Securities Issuance Agreement”), and certain of its foreign insurance and reinsurance subsidiaries (“Ceding Insurers”) entered into an excess of loss reinsurance agreement (the “Reinsurance Agreement”) with Stoneheath Re (“Stoneheath” or the “Issuer”). The net effect of these agreements to the Company is the creation of a contingent put option in the amount of $350.0 million in the aggregate. The agreements provide the Company with a Reinsurance Collateral Account in support of certain Covered Perils named in the Reinsurance Agreement. The Covered Perils will include United States wind, European wind, California earthquake and terrorism worldwide. The covered perils as well as the attachment points and aggregate retention amounts may be changed by the Ceding Insurers in their sole discretion. This may result in a material increase or decrease in the likelihood of payment under the Reinsurance Agreement. On each date on which a Ceding Insurer withdraws funds from the Reinsurance Collateral Account, the Company shall issue and deliver to the Issuer an amount of XL Capital Ltd Series D Preference Shares having an aggregate liquidation preference that is equal to the amount of funds so withdrawn from the Collateral Account. The Company is obligated to reimburse Stoneheath for certain fees and ordinary expenses. The initial term of the Reinsurance Agreement was for the period from the Closing Date through June 30, 2007, with four annual mandatory extensions through June 30, 2011 (unless coverage is exhausted thereunder prior to such date). The Ceding Insurers may thereafter extend the Reinsurance Agreement at their option for additional calendar quarters without limit (unless coverage is exhausted there under). The contingent put option is recorded at fair value with changes in fair value recognized in earnings. For the year ended December 31, 2008, a charge of $8.2 million was recorded in relation to this option. The Stoneheath Preferred Securities and, if issued, the XL Capital Ltd Series D Preference Shares will pay dividends on a non-cumulative basis at a fixed rate of 6.868% per annum through October 15, 2011 and thereafter at a floating rate based on 3-month LIBOR, plus 3.12%.

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

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

18. Off-Balance Sheet Arrangements (Continued)

In connection with the exercise of the put option under the Company’s Mangrove Bay contingent capital facility as described above, the Company reduced to nil the remaining liability which totaled $51.1 million, associated with the fair value of the remaining put option payments, and recorded a corresponding credit to “Additional paid in capital.”

19. Variable Interest Entities

The Company utilizes variable interest entities both indirectly and directly in the ordinary course of business. The Company invests in equity tranches (or similar instruments) of CDOs, CBOs and other investment vehicles that are issued through variable interest entities as part of the Company’s risk asset portfolio. Certain collateral facilities and contingent capital facilities are also structured using variable interest entities, in which the Company has a variable interest. The Company was not the primary beneficiary of any of these entities. In addition, the Company does not believe that any of such interests would be characterized as significant to the Company. The Company believes that the significance of the variability it absorbs as contemplated in paragraph 24 of FIN 46(R), must be considered in the context of the Company’s consolidated financial statements. The Company considers the significance of its share of the entity’s expected losses and expected residual returns in relation to the Company’s consolidated results of operations, whether the Company holds a first loss portion in the entity, and the rating of its exposure and probability of loss.

20. Commitments and Contingencies

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

The areas where significant concentrations of credit risk may exist include unpaid losses and loss expenses recoverable and reinsurance balances receivable (collectively, “reinsurance assets”) and investments balances.

The Company’s reinsurance assets at December 31, 2008 and 2007 amounted to $4.6 billion and $5.5 billion respectively and resulted from reinsurance arrangements in the course of its operations. A credit exposure exists with respect to reinsurance assets as they may be uncollectible. The Company manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and if necessary, the Company may hold collateral in the form of funds, trust accounts and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis.

The Company’s available for sale investment portfolio is managed by external managers in accordance with guidelines that have been tailored to meet specific investment strategies, including standards of diversification, which limit the allowable holdings of any single issue. The Company did not have an aggregate investment in a single entity, other than the U.S. Government, in excess of 10% of the Company’s shareholders’ equity at December 31, 2008, 2007 or 2006.

In addition, the Company underwrites a significant amount of its insurance and reinsurance property and casualty business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of insurance and reinsurance balances to the Company. During the three years ended December 31, 2008, 2007 and 2006, approximately 17%, 18% and 18%, respectively, of the Company’s consolidated gross written premiums from property and casualty operations were generated from or placed by Marsh & McLennan Companies. During 2008, 2007 and 2006, approximately 17%, 17% and 16%, respectively, of the Company’s consolidated gross written premiums from property and casualty operations were generated from or placed by AON Corporation and its

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

20. Commitments and Contingencies (Continued)

(a) Concentrations of Credit Risk (Continued)

subsidiaries. Both of these companies are large, well established companies and there are no indications that either of them is financially troubled. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written from property and casualty operations in any of the three years ended December 31, 2008, 2007, or 2006.

(b) Other Investments

The Company has committed to invest in several limited partnerships as part of its overall corporate strategy. As of December 31, 2008, the Company has commitments which include potential additional add-on clauses, to invest a further $46.8 million over the next five years.

(c) Investments in Affiliates

The Company owns a minority interest in certain closed-end funds, certain limited partnerships and similar investment vehicles, including funds managed by those companies. The Company has commitments, which include potential additional add-on clauses, to invest a further $57.7 million over the next five years.

(d) Properties

The Company rents space for certain of its offices under leases that expire up to 2025. Total rent expense under operating leases for the years ended December 31, 2008, 2007 and 2006 was approximately $35.4 million, $34.5 million and $35.8 million, respectively. Future minimum rental commitments under existing operating leases are expected to be as follows:

Year Ended December 31, (U.S. dollars in thousands)
2009	$36,316
2010	29,472
2011	25,556
2012	22,013
2013	18,255
2014-2031	81,791

Total minimum future rentals	$213,403

During 2003, the Company entered into a purchase, sale and leaseback transaction to acquire new office space in London. The Company has recognized a capital lease asset of $129.3 million and $160.8 million, and deferred a gain of $34.2 million and $48.9 million related to this lease at December 31, 2008 and 2007, respectively. The gain is being amortized to income in line with the amortization of the asset. The future minimum lease payments in the aggregate are expected to be $242.9 million and annually for the next five years are as follows:

Year Ended December 31, (U.S. dollars in thousands)
2009	$9,818
2010	10,064
2011	10,315
2012	10,573
2013	10,838
2014-2028	191,253

Total future minimum lease payments	$242,861

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

20. Commitments and Contingencies (Continued)

(e) Tax Matters

The Company is a Cayman Islands corporation and, except as described below, neither it nor its non-U.S. subsidiaries have paid U.S. corporate income taxes (other than withholding taxes on dividend income) on the basis that they are not engaged in a trade or business or otherwise subject to taxation in the U.S. However, because definitive identification of activities which constitute being engaged in a trade or business in the U.S. is not provided by the Internal Revenue Code of 1986, regulations or court decisions, there can be no assurance that the Internal Revenue Service will not contend that the Company or its non-U.S. subsidiaries are engaged in a trade or business or otherwise subject to taxation in the U.S.. If the Company or its non-U.S. subsidiaries were considered to be engaged in a trade or business in the U.S. (and, if the Company or such subsidiaries were to qualify for the benefits under the income tax treaty between the U.S. and Bermuda and other countries in which the

Company operates, such businesses were attributable to a “permanent establishment” in the U.S.), the Company or such subsidiaries could be subject to U.S. tax at regular tax rates on its taxable income that is effectively connected with its U.S. trade or business plus an additional 30% “branch profits” tax on such income remaining after the regular tax, in which case there could be a significant adverse effect on the Company’s results of operations and financial condition.

(f) Letters of Credit

At December 31, 2008 and 2007, $3.7 billion of letters of credit were outstanding, of which 3.9% and 4.3%, respectively, were collateralized by the Company’s investment portfolios, supporting U.S. non-admitted business and the Company’s Lloyd’s Syndicates’ capital requirements.

(g) Claims and Other Litigation

The Company is subject to litigation and arbitration in the normal course of its business. These lawsuits and arbitrations principally involve claims on policies of insurance and contracts of reinsurance and are typical for the Company and for the property and casualty insurance and reinsurance industry in general. Such legal proceedings are considered in connection with the Company’s loss and loss expense reserves. Reserves in varying amounts may or may not be established in respect of particular claims proceedings based on many factors, including the legal merits thereof. In addition to litigation relating to insurance and reinsurance claims, the Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance or reinsurance policies. This category of business litigation typically involves, amongst other things, allegations of underwriting errors or misconduct, employment claims, regulatory activity, shareholder disputes or disputes arising from business ventures. The status of these legal actions is actively monitored by management. If management believed, based on available information, that an adverse outcome upon resolution of a given legal action was probable and the amount of that adverse outcome was reasonable to estimate, a loss would be recognized and a related liability recorded. No such liabilities were recorded by the Company at December 31, 2008 and 2007. In addition, the Company believes that the expected ultimate outcome of all outstanding litigation and arbitration will not have a material adverse effect on its consolidated financial condition, operating results and/or liquidity, although an adverse resolution of one or more of these items could have a material adverse effect on the Company’s results of operations in a particular fiscal quarter or year. The following information highlights ongoing legal proceedings related to the Company.

On September 21, 2004, a consolidated and amended class action complaint (the “Amended Complaint”) was served on the Company and certain of its present and former directors and officers as defendants in a putative class action (Malin et al. v. XL Capital Ltd et al.) filed in United States District Court, District of Connecticut (the “Malin Action”). The Malin Action purports to be on behalf of purchasers of the Company’s common stock between November 1, 2001 and October 16, 2003, and alleges

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

20. Commitments and Contingencies (Continued)

(g) Claims and Other Litigation (Continued)

claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (the “Securities Laws”). The Amended Complaint alleged that the defendants violated the Securities Laws by, among other things, failing to disclose in various public statements, reports to shareholders and other communications the alleged inadequacy of the Company’s loss reserves for its NAC Re subsidiary (now known as XL Reinsurance America, Inc.) and that, as a consequence, the Company’s earnings and assets were materially overstated. On August 26, 2005, the Court dismissed the Amended Complaint owing to its failure adequately to allege that the lead plaintiffs had sustained a loss, but provided leave for the plaintiffs to file a further amended complaint. The plaintiffs thereafter filed another amended complaint (the “Second Amended Complaint”), which is similar to the Amended Complaint in its substantive allegations. By order dated July 21, 2007, the Judge granted defendants’ motion to dismiss the Second Amended Complaint and plaintiffs appealed the dismissal order. By order dated February 26, 2009, the U.S. Court of Appeals for the Second Circuit affirmed the decision of the District Court.

In November 2006, a subsidiary of the Company received a grand jury subpoena from the Antitrust Division of the U.S. Department of Justice (“DOJ”) and a subpoena from the SEC, both of which sought documents in connection with an investigation into the municipal guaranteed investment contract (“GIC”) market and related products. In June 2008, subsidiaries of the Company also received a subpoena from the Connecticut Attorney General and an Antitrust Civil Investigative Demand from the Office of the Florida Attorney General in connection with a coordinated multi-state Attorneys General investigation into the matters referenced in the DOJ and SEC subpoenas. The Company is fully cooperating with these investigations.

Commencing in March 2008, the Company and two of its subsidiaries were named, along with approximately 20 other providers and insurers of municipal Guaranteed Investment Contracts and similar derivative products in the U.S. (“collectively Municipal Derivatives”) as well as fourteen brokers of such products, in several purported federal antitrust class actions. The Judicial Panel on Multidistrict Litigation ordered that these be consolidated for pretrial purposes and assigned them to the Southern District of New York. The consolidated amended complaint filed in August 2008 alleges that there was a conspiracy among the defendants during the period from January 1, 1992 to the present to rig bids and otherwise unlawfully decrease the yield for Municipal Derivative products. The purported class of plaintiffs consists of purchasers of Municipal Derivatives. On October 21, 2008 most of the defendants filed motions to dismiss the consolidated amended complaint, which motions were fully briefed as of January 21, 2009. In addition, the same two subsidiaries of the Company have been named in a number of similar actions filed by various municipalities in California state courts. The Defendants have removed those cases to federal court. The Plaintiffs have filed motions to remand, most of which have been denied but some of which remain pending. Certain of the cases originally filed in California state courts have been transferred to the Southern District of New York by the Judicial Panel on Multidistrict Litigation. The Company intends to vigorously defend these actions.

From time to time, the Company has also received and responded to additional requests from Attorneys General, state insurance regulators and federal regulators for information relating to the Company’s contingent commission arrangements with brokers and agents and/or the Company’s insurance and reinsurance practices in connection with certain finite-risk and loss mitigation products. Similarly, the Company’s affiliates outside the U.S. have, from time to time, received and responded to requests from regulators relating to the Company’s insurance and reinsurance practices regarding contingent commissions or finite-risk and loss mitigation products. The Company has fully cooperated with the regulators in these matters.

In August 2005, plaintiffs in a proposed class action (the “Class Action”) that was consolidated into a multidistrict litigation in the United States District Court for the District of New Jersey, captioned In re Insurance Brokerage Antitrust Litigation, MDL No. 1663, Civil Action No. 04-5184 (the “MDL”), filed a consolidated amended complaint (the “Amended Complaint”), which named as new defendants

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

20. Commitments and Contingencies (Continued)

(g) Claims and Other Litigation (Continued)

approximately 30 entities, including Greenwich Insurance Company, Indian Harbor Insurance Company and XL Capital Ltd. In the MDL, the Class Action plaintiffs asserted various claims purportedly on behalf of a class of commercial insureds against approximately 113 insurance companies and insurance brokers through which the named plaintiffs allegedly purchased insurance. The Amended Complaint alleged that the defendant insurance companies and insurance brokers conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements and asserted statutory claims under the Sherman Act, various state antitrust laws and the Racketeer Influenced and Corrupt Organizations Act (“RICO”), as well as common law claims alleging breach of fiduciary duty, aiding and abetting a breach of fiduciary duty and unjust enrichment. By Opinion and Order dated August 31, 2007, the Court dismissed the Sherman Act claims with prejudice and, by Opinion and Order dated September 28, 2007, the Court dismissed the RICO claims with prejudice. The plaintiffs then appealed both orders to the U.S. Court of Appeals for the Third Circuit. Oral argument before the appellate court is expected in April 2009.

Various XL entities have been named as defendants in three of the many tag-along actions that have been consolidated into the MDL for pretrial purposes. These tag-along actions make allegations similar to the Amended Complaint but do not purport to be class actions. On April 4, 2006, a tag-along Complaint was filed in the U.S. District Court for the Northern District of Georgia on behalf of New Cingular Wireless Headquarters LLC and several other corporations against approximately 100 defendants, including Greenwich Insurance Company, XL Specialty Insurance Company, XL Insurance America, Inc., XL Insurance Company Limited, Lloyd’s syndicates 861, 588 and 1209 and XL Capital Ltd. (the “New Cingular Lawsuit”). On or about May 21, 2007, a tag-along Complaint was filed in the U.S. District Court for the District of New Jersey on behalf of Henley Management Company, Big Bear Properties, Inc., Northbrook Properties, Inc., RCK Properties, Inc., Kitchens, Inc., Aberfeldy LP and Payroll and Insurance Group, Inc. against multiple defendants, including “XL Winterthur International” (the “Henley Lawsuit”). On October 12, 2007, a Complaint in a third tag-along action, captioned Sears Roebuck & Co. v. Marsh & McLennan Companies, Inc., et al., No. 1:07-CV-2535 (the “Sears Lawsuit”), was filed in the U.S. District Court for the Northern District of Georgia by Sears, Roebuck & Co., Sears Holdings Corporation, Kmart Corporation and Lands’ End Inc. Among the many named defendants are X.L. America, Inc., XL Insurance America, Inc., XL Specialty Insurance Company and XL Insurance (Bermuda) Ltd. The three tag-along actions are currently stayed.

Three purported class actions on behalf of shareholders of Syncora have been filed in the Southern District of New York against the Company and one of its subsidiaries (collectively “XL”), Syncora, four Syncora officers, and various underwriters of Syncora securities. The Judge ordered that these be consolidated. The consolidated amended complaint, filed in August 2008, alleges violations of the Securities Act of 1933 arising out of the secondary public offering of Syncora common shares held by XL on June 6, 2007 and sales/exchanges by Syncora of certain preferred shares as well as under the Securities Exchange Act of 1934 arising out of trading in Syncora securities during the asserted class period of March 15, 2007 to March 17, 2008. The principal allegations are that Syncora failed to appropriately and timely disclose its exposures under certain derivative contracts and insurance of tranches of structured securities. XL is named as a party that “controlled” Syncora during the relevant time period. On October 14, 2008, XL and other defendants filed motions to dismiss the consolidated amended complaint. Plaintiffs filed opposition briefs on December 22, 2008, and XL and the other defendants filed reply briefs on February 5, 2009. The Company intends to vigorously defend these actions.

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

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

20. Commitments and Contingencies (Continued)

(g) Claims and Other Litigation (Continued)

Legal actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material effect on the Company’s financial position at December 31, 2008.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

21. Share Capital

(a) Authorized and Issued

The authorized share capital is 999,990,000 ordinary shares of a par value of $0.01 each, 20,000,000 Series C preference ordinary shares of par value $0.01 each, 350,000 Series D preference shares of par value $0.01 each, and 1,000,000 Series E preferable ordinary shares of par value $0.01 each. Holders of Class A ordinary shares are entitled to one vote for each share. All ordinary shares in issue at December 31, 2008 are Class A ordinary shares.

The following table is a summary of Class A ordinary shares issued and outstanding:

Year Ended December 31 (in thousands)	2008	2007	2006
Balance – beginning of year	177,910	180,984	179,529
Exercise of options	–	855	684
Net issuance of restricted shares	1,335	418	860
Issue of shares – Employee stock purchase plan	–	–	(3)
Repurchase of shares (1)	(183)	(15,147)	(86)
Issue of shares	151,750	10,800	–

Balance – end of year	330,812	177,910	180,984

(1)

Includes share repurchases associated with authorized share repurchase programs as well as purchases related to satisfying tax withholding obligations of employees in connection with the vesting of restricted shares granted under the Company’s restricted stock plan.

Pursuant to the Company’s shelf registration statement, the Company issued 143.8 million Class A ordinary shares in August 2008 at a price of $16.00 per share. The net proceeds from this issuance totaled approximately $2.2 billion. The proceeds were used to fund the payments made under the Master Agreement as well as to redeem X.L. America’s $255 million 6.58% Guaranteed Notes as described below. In addition, proceeds were used for general corporate purposes and capital funding for certain of the Company’s subsidiaries.

In connection with the maturity of the purchase contracts associated with the 6.5% Units in May 2007, the Company issued 10,799,913 Class A ordinary shares for net proceeds of approximately $823.0 million, a portion of which was used to retire the 2009 Senior Notes.

As noted above, following the settlement of the purchase contracts associated with the 7.0% Units in February 2009, the Company issued 11,461,080 Shares for net proceeds of approximately $743.1 million, which was used to retire the 2011 Senior Notes.

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

In November 2002, the Company issued 11.5 million 7.625% Series B Preference Ordinary Shares at $25.00 per share. Gross proceeds were $287.5 million and related expenses were $9.1 million. On November 18, 2007, the Company redeemed all of its outstanding 7.625% Series B Preference Ordinary

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

21. Share Capital (Continued)

(a) Authorized and Issued (Continued)

Shares (the “Series B Preference Shares”) for approximately $25.26 per Series B Preference Share including accrued dividends. The aggregate redemption price was approximately $290.5 million.

Redeemable preference shares

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

In connection with the exercise of the put option under the Company’s Mangrove Bay contingent capital facility the Company reduced to nil the remaining liability which totaled $51.1 million, associated with the fair value of the remaining put option payments, and recorded a corresponding credit to “Additional paid in capital.”

On February 27, 2009, the Company initiated a cash tender offer for all of the outstanding Series C Preference Shares.

(b) Share Repurchases

On September 24, 2007, the Board of Directors of the Company approved a share repurchase program, authorizing the Company to repurchase up to $500.0 million of its Class A ordinary shares. During the year ended December 31, 2008, no share repurchases were made under the share repurchase program. As at December 31, 2008, the Company could repurchase $375.5 million of its equity securities under the share repurchase program.

(c) Stock Plans

The Company’s 1991 Performance Incentive Program, as amended and restated effective April 29, 2005, provides for grants of non-qualified or incentive stock options, restricted stock, restricted stock units, performance shares, performance units and stock appreciation rights (“SARs”). The plan is administered by the Board of Directors and the Compensation Committee of the Board of Directors. Stock options may be granted with or without SARs. No SARs have been granted to date. Grant prices are established at the fair market value of the Company’s common stock at the date of grant. Options and SARs have a life of not

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

21. Share Capital (Continued)

(c) Stock Plans (Continued)

longer than ten years and vest as set forth at the time of grant. Generally, options currently vest annually over four years from date of grant; however, options granted to NEOs in February, 2008 and May, 2008, vest ratably over three years while options granted to NEOs in August, 2008, vest in full on the later of (i) three years from the grant date or (ii) the date that the closing price of the Company’s common shares on the NYSE equals or exceeds 130% of the option exercise price (approximately $25.51 per share) for a period of at least 10 consecutive trading days.

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

Restricted stock awards issued under the 1991 and 1999 Performance Incentive Programs vest as set forth in the applicable award agreements. These shares contained certain restrictions, prior to vesting, relating to, among other things, forfeiture in the event of termination of employment and transferability. The award recipients generally have the rights and privileges of a shareholder as to the restricted stock, including the right to receive dividends and the right to vote such restricted stock. The recipients are not entitled to receive delivery of a stock certificate prior to vesting, nor may any restricted stock be sold, transferred, pledged, or otherwise disposed of prior to the satisfaction of all vesting requirements. As the shares are issued, deferred compensation equivalent to the fair market value on the date of the grant is charged to shareholders’ equity and subsequently amortized over the vesting period. See Note 21(e), “Share Capital – Restricted Stock,” for additional disclosures of restricted stock awards.

Prior to December 31, 2003, all options granted to non-employee directors were granted under the 1991 Performance Incentive Program. Since January 1, 2004, all options have been granted under the Directors Stock & Option Plan. All options vest immediately on the grant date. For services performed prior to December 31, 2008, directors could make an irrevocable election preceding the beginning of each fiscal year to defer cash compensation that would otherwise be payable as his or her annual retainer in increments of 10%. The deferred payments were credited in the form of ordinary share units calculated by dividing 100% of the deferred payment by the market value of the Company’s stock on the date the compensation would otherwise have been paid. These shares will be distributed under the terms of the plan. Shares issued under the plan totaled 2,063, 3,653 and 4,975 in 2008, 2007 and 2006, respectively.

A second stock plan is provided for the directors that grants share units equal to their annual retainer divided by the market price of the Company’s ordinary stock on January 1 of each year. These units receive dividends in the form of additional units equal to the cash value divided by the market price on the payment date. Stock units totaling 21,899, 8,688, and 8,410 were issued in 2008, 2007 and 2006, respectively. Total units are granted as shares upon retirement from the Board.

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

In connection with the Syncora IPO during 2006, the Company and Syncora offered eligible employees of Syncora the opportunity to exchange all of their outstanding unvested restricted Class A Ordinary Shares of the Company and options to purchase Class A Ordinary Shares of the Company, which were awarded to

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

21. Share Capital (Continued)

(c) Stock Plans (Continued)

such employees under the Company’s plans prior to the IPO, for a long term incentive plan award (the “Syncora LTIP Award”) from Syncora to be granted under Syncora’s Plan (the “Exchange Offer”). Elections under the Exchange Offer became effective on December 12, 2006. Based on the final count of the depositary for the offer, 443,532 eligible options and 97,144 shares of eligible restricted stock of the Company were exchanged under the Exchange Offer and Syncora issued Syncora LTIP Awards with an aggregate target amount of $4.6 million and $6.8 million, respectively. In the Company’s financial statements prior to 2007, these options and restricted stock exchanged under the Exchange Offer were included in the cancelled and forfeited line items in the continuity schedules disclosed for stock options and unvested restricted stock, respectively. In conjunction with the execution of the Master Agreement on August 5, 2008, all remaining unvested restricted stock and options not previously exchanged under the Exchange Offer by eligble employees of Syncora were forfeited and canceled.

Apart from the Exchange Offer, awards of restricted stock and stock options under the Company’s plans to certain senior executives and officers of Syncora were involuntarily converted to Syncora options and restricted stock awards at the IPO date. The aggregate values of such awards at the IPO date were $2.6 million and $2.2 million for stock options and restricted stock, respectively.

(d) Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2008	2007	2006
Dividend yield	3.24%	2.10%	2.10%
Risk free interest rate	3.22%	4.54%	4.70%
Expected volatility	34.3%	27.0%	25.0%
Expected lives	6.0 years	6.0 years	5.5 years

The risk free interest rate is based on U.S. Treasury rates. The expected lives are estimated using the historical exercise behavior of grant recipients. The expected volatility is determined based upon a combination of the historical volatility of the Company’s stock and the implied volatility derived from publicly traded options.

During the years ended December 31, 2008, 2007 and 2006, the Company granted 5,889,000, 52,500 and 187,804 options, respectively, to purchase its ordinary shares to directors and employees related to incentive compensation plans, with a weighted average grant-date fair value of $7.48, $20.98 and $16.95, respectively. During the years ended December 31, 2008, 2007, and 2006, the Company recognized $17.5 million, $13.1 million and $23.4 million, respectively, of compensation expense, net of tax, related to its stock option plan. Total intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was nil, $13.5 million and $14.7 million, respectively.

The following is a summary of stock options as of December 31, 2008, and related activity for the year then ended for the Company:

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

21. Share Capital (Continued)

(d) Options (Continued)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding – beginning of year	9,362,697	$77.46	4.6 years
Granted	5,889,000	$28.49
Exercised*	–	–
Cancelled	1,340,645	$69.79

Outstanding – end of year	13,911,052	$57.45	6.1 years	$–

Options exercisable	8,498,488	$75.52	4.1 years	$–

Options available for grant*	3,989,284

*	Available for grant includes shares that may be granted as either stock options or restricted stock.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the 2008 fiscal year and the exercise price, multiplied by the number of in-the-money-options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. Total unrecognized stock based compensation expense related to non-vested stock options was approximately $30.6 million as of the end of December 31, 2008, related to approximately 5.4 million options, which is expected to be recognized over a weighted-average period of 2.1 years. No options were exercised during 2008.

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

During 2008, 2007, and 2006, the Company granted 1,349,620, 645,438 and 798,862 shares, respectively, of its restricted common stock to its directors and employees related to incentive compensation plans, with a weighted average grant date fair value per share of $37.61, $70.89 and $66.54, respectively. During the years ended December 31, 2008, 2007, and 2006, $57.6 million, $49.7 million and $56.2 million, respectively, was charged to compensation expense related to restricted stock awards. Total unrecognized stock based compensation expense related to non-vested restricted stock awards was approximately $64.2 million as of the end of December 31, 2008, related to approximately 1.9 million restricted stock awards, which is expected to be recognized over 2.6 years.

Non-vested restricted stock awards as of December 31, 2008 and for the year then ended for the Company were as follows:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2007	1,617	$70.69
Granted	1,349	$37.61
Vested	(1,028)	$64.50
Forfeited	(14)	$51.90

Unvested at December 31, 2008	1,924	$51.50

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

21. Share Capital (Continued)

(f) Voting

The Company’s Articles of Association restrict the voting power of any person to less than approximately 10% of total voting power.

(g) Expiration of Share Rights Plan

The Company’s Rights Plan expired in accordance with its terms on September 30, 2008. Rights to purchase Class A ordinary shares (the “Rights”) were distributed as a dividend at the rate of one Right for each Class A ordinary share held of record as of the close of business on October 31, 1998. Each Right entitled holders of Class A ordinary shares to buy additional ordinary shares with a value of $700 at the then current market price, at an exercise price of $350. The Rights would have been exercisable, and would have detached from the Class A ordinary shares, only if a person or group were to have acquired 20% or more of the Company’s outstanding Class A ordinary shares, or were to have announced a tender or exchange offer that, if consummated, would have resulted in a person or group beneficially owning 20% or more of Class A ordinary shares. Upon a person or group without prior approval of the Board acquiring 20% or more of Class A ordinary shares, each Right would have entitled the holder (other than such an acquiring person or group) to purchase Class A ordinary shares (or, in certain circumstances, Class A ordinary shares of the acquiring person) with a value of twice the Rights exercise price upon payment of the Rights exercise price. The Company would have been entitled to redeem the Rights at $0.01 per Right at any time until the close of business on the tenth day after the Rights became exercisable.

22. Retirement Plans

The Company provides pension benefits to eligible employees through various defined contribution and defined benefit retirement plans sponsored by the Company, which vary for each subsidiary. Plan assets are invested principally in equity securities and fixed maturities.

Defined contribution plans

The Company has qualified defined contribution plans which are managed externally and whereby employees and the Company contribute a certain percentage of the employee’s gross salary into the plan each month. The Company’s contribution generally vests over five years. The Company’s expenses for its qualified contributory defined contribution retirement plans were $43.3 million and $46.5 million at December 31, 2008 and 2007, respectively.

Defined benefit plans

The Company maintains defined benefit plans that cover certain employees as follows:

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

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

22. Retirement Plans (Continued)

In addition, certain former employees have received benefit type guarantees, not formally a part of any established plan. The liability recorded with respect to these agreements as at December 31, 2008 and 2007 was $3.4 million and $5.5 million, respectively, representing the entire unfunded projected benefit obligations.

U.K. Plans

A contributory defined benefit pension plan exists in the U.K., but has been closed to new entrants since 1996. The Scheme has approximately 110 members, of whom approximately 70 are active or deferred members of the Scheme. Benefits are based on length of service and compensation as defined in the Trust Deed and Rules, and the Plan is subject to triennial funding valuations, the next of which will be conducted in 2009. Current contribution rates are 19.6% and 3% of pensionable salary for employer and employee respectively.

In addition, during 2003 six members who are still employed by the Company in the U.K. transferred from a defined benefit plan into a defined contribution plan. These employees have a contractual agreement with the Company that provides a “no worse than final salary pension” guarantee in the event that they are employed by the Company until retirement, whereby the Company guarantees to top-up their defined contribution pension to the level of pension that they would have been entitled to receive had they remained in the defined benefit scheme. The pension liability recorded with respect to these individuals was $2.6 million and $3.5 million at December 31, 2008 and 2007, respectively, representing the entire unfunded projected obligation.

European Plans

Certain contributory defined benefit pension plans exists in several European countries, most notably Germany, which are closed to new entrants. Benefits are generally based on length of service and compensation defined in the related agreements. In relation to these defined benefit schemes, the total unfunded projected obligations recorded at December 31, 2008 and 2007 as included in the tables below, were $10.7 million and $11.9 million, respectively.

As a part of the purchase of GAPS, as described in Note 8, “Business Combinations,” the Company acquired certain defined benefit pension liabilities. The related balances are not included in the tables below as the liabilities are insured under an annuity type contract.

The status of the above mentioned plans at December 31, 2008 and 2007 is as follows:

(U.S. dollars in thousands)	2008	2007
Change in projected benefit obligation:
Projected benefit obligation – beginning of year	$52,692	$51,756
Service cost (1)	1,212	1,229
Interest cost	3,032	2,841
Actuarial loss (gain)	2,508	(3,583)
Benefits and expenses paid	(1,050)	(895)
Foreign currency (gains) losses	(4,260)	1,344

Projected benefit obligation – end of year	$54,134	$52,692

(1)	Service costs include cost of living adjustments on curtailed plans.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

22. Retirement Plans (Continued)

	2008	2007
Change in plan assets:
Fair value of plan assets – beginning of year	$30,859	$25,085
Actual return on plan assets	(6,121)	1,211
Employer contributions	1,637	4,228
Benefits and expenses paid	(750)	(1,153)
Foreign currency (losses) gains	(2,930)	590
Other transfers to defined contribution plan	(1,778)	898

Fair value of plan assets – end of year	$20,917	$30,859

Funded status – end of year	$(33,217)	$(21,833)

Accrued pension liability	$28,026	$21,833

The components of the net benefit cost for the years ended December 31, 2008 and 2007 are as follows:

(U.S. dollars in thousands)	2008	2007
Components of net benefit cost:
Service cost	$1,212	$1,050
Interest cost	3,032	2,310
Expected return on plan assets	(1,570)	(1,258)
Amortization of net actuarial loss	125	264

Net benefit cost	$2,799	$2,366

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

23. Accumulated Other Comprehensive Income (Loss)

The related tax effects allocated to each component of the change in accumulated other comprehensive income (loss) were as follows:

(U.S. dollars in thousands)	Before Tax Amount	Tax (Benefit) Expense	Net of Tax Amount
Year Ended December 31, 2008:
Unrealized (losses) on investments:
Unrealized (losses) arising during year	$(3,930,299)	$(87,957)	$(3,842,342)
Less reclassification for (losses) realized in income	(962,054)	(12,772)	(949,282)

Net unrealized (losses) on investments	(2,968,245)	(75,185)	(2,893,060)
Change in value of cash flow hedge	439	–	439
Change in net unrealized gain on future policy benefit reserves	(6,998)	–	(6,998)
Additional pension liability	(2,124)	–	(2,124)
Foreign currency translation adjustments	(454,544)	17,799	(472,343)

Change in accumulated other comprehensive income	$(3,431,472)	$(57,386)	$(3,374,086)

Year Ended December 31, 2007:
Unrealized (losses) on investments:
Unrealized (losses) arising during year	$(1,391,797)	$(94,829)	$(1,296,968)
Less reclassification for (losses) realized in income	(603,268)	(54,241)	(549,027)

Net unrealized (losses) on investments	(788,529)	(40,588)	(747,941)
Change in value of cash flow hedge	4,338	–	4,338
Change in net unrealized gain on future policy benefit reserves	16,005	–	16,005
Realization of accumulated other comprehensive loss on sale of Syncora	4,953	–	4,953
Additional pension liability	3,080	–	3,080
Foreign currency translation adjustments	300,283	(17,036)	317,319

Change in accumulated other comprehensive income	$(459,870)	$(57,624)	$(402,246)

Year Ended December 31, 2006:
Unrealized (losses) on investments:
Unrealized (losses) arising during year	$(233,883)	$(16,731)	$(217,152)
Less reclassification for (losses) realized in income	(116,458)	(3,140)	(113,318)

Net unrealized (losses) on investments	(117,425)	(13,591)	(103,834)
Change in value of cash flow hedge	630	–	630
Change in net unrealized gain on future policy benefit reserves	94,904	–	94,904
Realization of accumulated other comprehensive loss on sale of Syncora	14,224	–	14,224
Minority interest share in change in accumulated other comprehensive loss in Syncora	(6,563)	–	(6,563)
Additional pension liability	(9,809)	–	(9,809)
Foreign currency translation adjustments	110,532	(43,078)	153,610

Change in accumulated other comprehensive income	$86,493	$(56,669)	$143,162

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

24. Dividends

In February 2009, the Board of Directors approved a reduction in the quarterly dividend payable on the Company’s Class A Ordinary Shares to $0.10 per ordinary share beginning with the quarterly dividend payable in March 2009. At December 31, 2008, the Company had a retained deficit of $315.5 million and as allowed under Cayman law, the Company will be pay dividends in March 2009 from additional paid in capital.

In 2008, two quarterly dividends of $0.38 per share were paid to all ordinary shareholders of record as of March 14 and June 13 and two quarterly dividends of $0.19 per share were paid to all ordinary shareholders on record as of September 12 and December 9.

In 2008, the Company paid dividends of $65.0 million to Series E preference shareholders.

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

In 2006, the Company paid dividends of $40.3 million, respectively, to Series A and Series B preference shareholders.

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

The Company’s Indian subsidiary is not subject to certain income and capital gains taxes under current Indian law. This subsidiary is exempt from these taxes until March 31, 2010 pursuant to the Income Tax Act 1961. The subsidiary is subject to a Minimum Alternative Tax as of April 1, 2007.

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

Deferred income taxes have not been accrued with respect to certain undistributed earnings of foreign subsidiaries. If the earnings were to be distributed, as dividends or otherwise, such amounts may be subject to withholding taxation in the state of the paying entity. Currently however, no withholding taxes are accrued with respect to the earnings, as it is the intention that such earnings will remain reinvested indefinitely. The company has a 50% interest in an affiliate, the undistributed earnings of which are recognized for deferred tax as earned.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

25. Taxation (Continued)

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Company did not recognize any liabilities for unrecognized tax benefits as a result of the implementation of FIN 48.

The Company has open examinations by tax authorities in Germany, France and Ireland. In addition the Company has been notified by the U.S. taxation authority of its intention to audit the Company’s U.S. income tax returns. The Company believes that these examinations will be concluded within the next 12 months; however, it is not currently possible to estimate the outcome of these examinations.

The Company’s policy is to recognize any interest accrued related to unrecognized tax benefits as a component of interest expense and penalties in the tax charge. As at December 31, 2008, the Company has accrued liabilities, relating to interest and penalties, of $1.0 million.

The income tax provisions for the years ended December 31, 2008, 2007 and 2006 are as follows:

Year Ended December 31 (U.S. dollars in thousands)	2008	2007	2006
Current Expense:
U.S	$118,411	$120,325	$93,336
Non U.S	71,343	152,632	70,732

Total current expense	$189,754	$272,957	$164,068

Deferred Expense (Benefit):
U.S	$(8,534)	$16,270	$(1,949)
Non U.S	41,358	(55,305)	57,526

Total deferred expense (benefit)	$32,824	$(39,035)	$55,577

Total Tax Expense	$222,578	$233,922	$219,645

The weighted average expected tax provision has been calculated using the pre-tax accounting income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the years ended December 31, 2008 and 2007 is provided below:

(U.S. dollars in thousands)	2008	2007
Expected tax provision at weighted average rate	$6,835	$40,708
Permanent differences:
Non taxable investment income	–	(1,562)
Non taxable income	(15,095)	–
Prior year adjustments	(13,317)	23,209
State, local and foreign taxes	54,622	27,974
Valuation allowance	192,703	84,323
Transfer pricing adjustments	(20,597)	18,836
Stock options	3,401	2,630
Non deductible expenses	14,026	24,698
Contingency reserve	–	1,106
Non-deductible losses	–	12,000

Total tax expense	$222,578	$233,922

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

25. Taxation (Continued)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2008 and 2007 were as follows:

(U.S. dollars in thousands)	2008	2007
Deferred Tax Asset:
Net unpaid loss reserve discount	$100,815	$43,142
Net unearned premiums	50,898	66,743
Compensation liabilities	46,649	30,727
Net operating losses	301,345	375,464
Investment adjustments	10,411	14,723
Deferred commission	4,237	48,649
Pension	7,079	6,653
Bad debt reserve	3,622	9,541
Guarantee fund recoupment	3,008	5,195
Currency translation adjustments	2,440	17,812
Net unrealized depreciation on investments	142,314	116,298
Stock options	14,873	10,090
Depreciation	23,708	17,995
Net unrealized capital losses	84,000	66,047
Net realized capital losses	196,308	29,550
Other	16,968	19,791

Deferred tax asset, gross of valuation allowance	$1,008,675	$878,420
Valuation allowance	551,653	370,510

Deferred tax asset, net of valuation allowance	$457,022	$507,910

Deferred Tax Liability:
Net unrealized appreciation on investments	11,627	2,488
Unremitted earnings	524	–
Deferred acquisition costs	11,057	4,135
Currency translation adjustments	–	33,476
Deferred gain on investments	12,574	1,613
Investment adjustments	135	974
Regulatory reserves	87,282	94,805
Other	2,475	–

Deferred tax liability	$125,674	$137,491

Net Deferred Tax Asset	$331,348	$370,419

The valuation allowance at December 31, 2008 and December 31, 2007 of $551.6 million and $370.5 million, respectively, related to net operating loss carry forwards in Switzerland and net unrealized capital losses and realized capital loss carry forwards in the U.S. that may not be realized within a reasonable period. As of December 31, 2008, the Company had recorded a deferred tax asset in respect of net unrealized capital losses and realized capital loss carry forwards of approximately $134.6 million and $196.3 million respectively in the U.S., against which a valuation allowance of approximately $327.4 million was established. Included within the capitalized realized losses are $173.7 million of losses arising from the sale of investments to a group company, against which a valuation allowance of $173.7 million has been established. These losses cannot be utilized to offset any future U.S. realized capital gains until the underlying assets have been sold to unrelated parties. Management believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

25. Taxation (Continued)

As of December 31, 2008, net operating loss carry forwards in the U.K. were approximately $247.9 million and have no expiration. As of December 31, 2008, net operating loss carry forwards in Switzerland were approximately $1,068.2 million and will expire in future years through 2015.

Management is required to determine if there is sufficient positive evidence to conclude that it is more likely than not that the deferred tax asset attributable to its U.K. group net operating losses would be utilized within a reasonable period. Management has reviewed historical taxable income and future taxable income projections for its U.K. group and has determined that in its judgment, the net operating losses will more likely than not be realized as reductions of future taxable income within a reasonable period. Specifically with regard to the U.K. group, management has determined that the projected U.K. group taxable income (using U.K. rules for group loss relief) will be sufficient to utilize the net operating losses of approximately $247.9 million. Management will continue to evaluate income generated in future periods by the U.K. group in determining the reasonableness of its position. If management determines that future income generated by the U.K. group is insufficient to cause the realization of the net operating losses within a reasonable period, a valuation allowance would be required for the U.K. portion of the net deferred tax asset, in the amount of $69.4 million.

Shareholders’ equity at December 31, 2008 and 2007 reflected tax benefits of $1.1 million and $2.4 million, respectively, related to compensation expense deductions for stock options exercised by the Company’s U.S. subsidiaries.

26. Statutory Financial Data

The Company’s ability to pay dividends is subject to certain regulatory restrictions on the payment of dividends by its subsidiaries. The payment of such dividends is limited by applicable laws and statutory requirements of the various countries the Company operates in, including Bermuda, the U.S., Ireland and the U.K., among others. Statutory capital and surplus for the principal operating subsidiaries of the Company for the years ended December 31, 2008 and 2007 is summarized below. 2008 information is preliminary as many regulatory returns are due later in 2009 for many jurisdictions in which the Company does business.

(U.S. dollars in thousands)	Bermuda (3)		U.S. (1)		U.K., Europe and Other
	2008	2007	2008	2007	2008	2007
Required statutory capital and surplus	$5,667,081	$2,729,957	$608,128	$638,340	$905,604	$564,149
Actual statutory capital and surplus (2)	$11,922,949	$13,014,735	$2,319,107	$2,044,480	$2,885,033	$2,895,898

(1)	Required statutory capital and surplus represents 100% RBC level for principle U.S. operating subsidiaries.

(2)	Statutory assets in Bermuda include investments in other U.S. and international subsidiaries reported separately herein.

(3)	Required statutory capital and surplus represents 100% BSCR level for principle Bermuda operating subsidiaries.

The difference between statutory financial statements and statements prepared in accordance with GAAP vary by jurisdiction, however the primary difference is that statutory financial statements do not reflect deferred policy acquisition costs, deferred income tax net assets, intangible assets, unrealized appreciation on investments and any unauthorized/authorized reinsurance charges.

Certain statutory restrictions on the payment of dividends from retained earnings by the Company’s subsidiaries are further detailed below.

Bermuda Operations

In early July, the Insurance Amendment Act of 2008 was passed, which introduced a number of changes to the Bermuda Insurance Act 1978, such as allowing the Bermuda Monetary Authority (BMA) to prescribe standards for an enhanced capital requirement and a capital and solvency return that insurers and

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

26. Statutory Financial Data (Continued)

reinsurers must comply with. The Bermuda Solvency Capital Requirement (BSCR) employs a standard mathematical model that can relate more accurately the risks taken on by (re)insurers to the capital that is dedicated to their business. (Re)insurers may adopt the BSCR model or, where an insurer or reinsurer believes that its own internal model better reflects the inherent risk of its business, an in-house model approved by the BMA. Class 4 (re)insurers, such as the Company, were required to implement the new capital requirements under the BSCR model beginning with fiscal years ending on or after December 31, 2008. The Company’s capital requirements under the BSCR are highlighted in the table above. In addition to the BSCR based requirements, the BMA also prescribes minimum liquidity standards which must be met.

Under the Insurance Act 1978, amendments thereto and Related Regulations of Bermuda, the Company’s Bermuda subsidiaries, XL Re Ltd. Bermuda and XL Insurance Ltd. Bermuda, are restricted as to the payment of dividends for amounts greater than 25% of their prior year’s statutory capital and surplus whereby a signed affidavit by at least two members of the Board of Directors attesting that a dividend in excess of this amount would not cause the company to fail to meet its relevant margins is required. At December 31, 2008 and 2007, the maximum dividend that the Bermuda operating entities could pay, without a signed affidavit, having met minimum levels of statutory capital and surplus and liquidity requirements, was approximately $2.3 billion and $3.1 billion, respectively.

U.S. Property and Casualty Operations

Unless permitted by the New York Superintendent of Insurance, the Company’s lead property and casualty subsidiary in the United States (“XLRA”) may not pay dividends to shareholders which in any twelve month period exceed the lesser of 10 percent of XLRA’s statutory policyholders’ surplus or 100 percent of its “adjusted net investment income,” as defined. The New York State insurance law also provides that any distribution that is a dividend may only be paid out of statutory earned surplus. At December 31, 2008 and 2007, XLRA had statutory earned surplus of $287.8 million and $91.3 million, respectively. At December 31, 2008, XLRA’s statutory policyholders’ surplus was $2.3 billion, and accordingly, the maximum amount of dividends XLRA can declare and pay in 2009, without prior regulatory approval, is $231.9 million. At December 31, 2008, one of the seven property and casualty subsidiaries directly or indirectly owned by XLRA had a statutory earned deficit of $5.8 million and three of the seven subsidiaries had statutory earned deficits ranging from $1.7 million to $21.5 million at December 31, 2007.

International Operations

The Company’s international subsidiaries prepare statutory financial statements based on local laws and regulations. Some jurisdictions impose complex regulatory requirements on insurance companies while other jurisdictions impose fewer requirements. In some countries, the Company must obtain licenses issued by governmental authorities to conduct local insurance business. These licenses may be subject to reserves and minimum capital and solvency tests. Jurisdictions may impose fines, censure, and/or impose criminal sanctions for violation of regulatory requirements. The majority of the actual statutory capital outside of the U.S. and Bermuda is held in Ireland ($1.6 billion) and the U.K ($919.2 million). Dividends from the U.K. and Ireland are limited to the equivalent of retained earnings. As a part of the restructuring that established XL Re (Europe), the Company is required to notify the regulator in order to reduce capital levels below $1.5 billion in Ireland.

Statutory Capital and Rating Agencies

In addition to maintaining adequate levels of statutory capital at its principal operating subsidiaries, the Company’s ability to underwrite business is dependent upon the quality of its principal operating subsidiaries’ claims and financial strength ratings as evaluated by independent rating agencies. Should the principal operating subsidiaries be downgraded by two notches by these rating agencies the principal

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

26. Statutory Financial Data (Continued)

operating subsidiaries could potentially be required to return premiums to cedents, post cash collateral, and in certain limited instances return cash or assets to counterparties. Such a downgrade (or potential downgrade) in the principal operating subsidiaries’ financial strength and credit ratings could materially and negatively impact the Company’s business, financial condition, results of operations and/or liquidity. Key determinants for financial strength and credit ratings are capital adequacy, liquidity and risk management.

Management has evaluated the principal operating subsidiaries’ ability to maintain adequate levels of statutory capital, liquidity and rating agency capital and believes they will be able to do so. In performing this analysis, management has considered the current statutory capital position of each of the principal operating subsidiaries as well as the ability of the holding company to allocate capital and liquidity around the group as and when needed.

27. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

Year Ended December 31 (U.S. dollars in thousands, except per share amounts)	2008	2007	2006
Basic (Loss) Earnings Per Ordinary Share:
Net (loss) income available to ordinary shareholders	$(2,632,458)	$206,375	$1,722,445
Weighted average ordinary shares outstanding	238,862	178,500	178,793
Basic (loss) earnings per ordinary share	$(11.02)	$1.16	$9.63

Diluted (Loss) Earnings Per Ordinary Share:
Net (loss) income available to ordinary shareholders	$(2,632,458)	$206,375	$1,722,445

Weighted average ordinary shares outstanding – basic	238,862	178,500	178,793
Impact of certain conversion features and share based compensation (1) (2)	–	1,193	657

Weighted average ordinary shares outstanding – diluted	238,862	179,693	179,450

Diluted (loss) earnings per ordinary share (2)	$(11.02)	$1.15	$9.60

(1)	Net of shares repurchased under the treasury stock method.

(2)

Impact of certain conversion features and share based compensation for the year ended December 31, 2008 has been excluded from the calculation of diluted loss per ordinary share as such impact is anti-dilutive to the loss per ordinary share.

28. Related Party Transactions

For detailed information regarding the Company’s transactions with Syncora see Note 4 “Syncora Holdings Ltd.”

At December 31, 2008, 2007 and 2006, the Company owned minority stakes in nine, eleven and nine independent investment management companies (“Investment Manager Affiliates”), respectively. The Company sought to develop relationships with specialty investment management organizations, generally acquiring an equity interest in the business. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates and through these funds and partnerships pay management and performance fees to the Company’s Investment Manager Affiliates.

In the normal course of business, the Company enters into certain quota share reinsurance contracts with a subsidiary of one of its other strategic affiliates, ARX Holding Corporation. During the year ended December 31, 2008, these contracts resulted in reported net premiums of $60.1 million, net paid claims of $30.0 million and reported acquisition costs of $37.2 million. During the year ended December 31, 2007, these contracts resulted in reported net premiums of $100.7 million, net paid claims of $29.7 million and reported acquisition costs of $52.9 million.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

28. Related Party Transactions

In addition, the Company has entered into a reinsurance contract with another strategic affiliate, ITAÚ XL Seguros Corporativos S.A. The reinsurance contract resulted in reported net premiums of approximately $3.2 million, loss reserves of nil million, and reported acquisition costs of $0.2 million during the year ended December 31, 2008, while in 2007, the same reinsurance contract resulted in reported net premiums of approximately $0.35 million, loss reserves of nil, and reported acquisition costs of $0.1 million during the year ended December 31, 2007.

In the normal course of business, the Company enters into cost sharing and service level agreement transactions with certain other strategic affiliates, which management believes to be conducted consistent with arms-length rates. Such transactions, individually and in the aggregate, are not material to the Company’s financial condition, results of operations and cash flows.

29. XL Capital Finance (Europe) plc

XL Capital Finance (Europe) plc (“XLFE”) is a wholly owned finance subsidiary of the Company. In January 2002, XLFE issued $600 million par value 6.5% Guaranteed Senior Notes due January 2012. These notes are fully and unconditionally guaranteed by the Company. The Company’s ability to obtain funds from its subsidiaries to satisfy any of its obligations under this guarantee is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the Company operates including among others, Bermuda, the U.S., Ireland and the U.K. Required statutory capital and surplus for the principal operating subsidiaries of the Company was $7.2 billion as of December 31, 2008.

30. Unaudited Quarterly Financial Data

The following is a summary of the unaudited quarterly financial data for 2008 and 2007:

(U.S. dollars in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Net premiums earned – property and casualty operations	$1,552,780	$1,508,787	$1,525,023	$1,403,661
Net premiums earned – life operations	159,582	172,935	169,608	147,726
Underwriting profit (loss) – property and casualty operations	108,071	128,216	(89,766)	160,684
Net income (loss) available to ordinary shareholders	211,873	237,851	(1,649,024)	(1,433,158)
Net income (loss) per ordinary share and ordinary share equivalent – basic	$1.20	$1.35	$(6.09)	$(4.36)
Net income (loss) per ordinary share and ordinary share equivalent – diluted	$1.20	$1.34	$(6.09)	$(4.36)
2007
Net premiums earned – property and casualty operations	$1,597,671	$1,651,149	$1,583,343	$1,586,464
Net premiums earned – life operations	146,994	239,853	147,239	166,961
Net premiums earned – Syncora	46,379	39,303	–	–
Underwriting profit – property and casualty operations	160,430	232,011	236,888	108,120
Net income (loss) available to ordinary shareholders	549,718	544,535	327,975	(1,215,853)
Net income (loss) per ordinary share and ordinary share equivalent – basic	$3.07	$3.05	$1.83	$(6.88)
Net income (loss) per ordinary share and ordinary share equivalent – diluted	$3.06	$3.00	$1.82	$(6.88)

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

30. Unaudited Quarterly Financial Data (Continued)

During the fourth quarter of 2008, the Company’s net loss available to ordinary shareholders of $1.4 billion resulted primarily from the Company’s goodwill impairment charge of $990.0 million, net realized losses from the Company’s investment portfolio of $568.9 million and net losses from the Company’s investment fund affiliates of $214.2 million.

During the third quarter of 2008, the Company executed the Master Agreement with Syncora and the Counterparties in connection with the termination of certain reinsurance and other agreements, resulting in a net loss of approximately $1.4 billion. In addition, the Company’s results of operations were negatively impacted by both Hurricanes Gustav and Ike with estimated losses incurred at September 30, 2008, net of reinsurance recoveries and reinstatement premiums of $27.4 million and $194.4 million, respectively. Further contributing to the Company’s net loss available to ordinary shareholders of $1.6 billion during the third quarter of 2008 were net realized losses from the Company’s investment portfolio of $252.6 million and net losses from the Company’s investment fund affiliates of $54.9 million.

During the fourth quarter of 2007 the Company recorded significant losses related to the overall credit market conditions. These losses included the impairment in the value of the Company’s previous investment in Syncora and its investment in Primus, losses with respect to previous facultative and excess of loss reinsurance agreements with Syncora, and significant net realized losses on investments primarily related to estimated charges for OTTI related primarily to deterioration in structured credit assets during 2007. For details regarding these losses see Note 4 “Syncora Holdings Ltd. (“Syncora”)” and Note 9 “Investments”.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or any disagreements with accountants regarding accounting and financial disclosure within the twenty-four months ending December 31, 2008.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that all material information relating to the Company required to be filed in this report has been made known to them in a timely fashion.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (the “Framework”). Based on its assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on the Framework criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 245.

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

Certain of the information required by this item relating to the executive officers of the Company may be found under Item 4, “Submission to Matters to a Vote of Security Holders – Executive Officers of the Company”. The balance of the information required by this item is omitted because a definitive proxy statement that involves the election of directors will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This Item is omitted because a definitive proxy statement that involves the election of directors will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which information is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements, Financial Statement Schedules and Exhibits.

Page
Report of Independent Registered Public Accounting Firm	245

1. Financial Statements

Included in Part II, Item 8 of this report.

2. Financial Statement Schedules

Included in Part IV of this report:

3. Exhibits

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit	Description

3.1

Memorandum of Association of the Company, incorporated by reference to Appendix G to the Joint Proxy Statement of EXEL Limited and Mid Ocean Limited on Schedule 14A (No. 1-10804) filed on July 2, 1998.

3.2	Articles of Association of the Company, incorporated by reference to Appendix G to the Joint Proxy Statement of EXEL Limited and Mid Ocean Limited on Schedule 14A (No. 1-10804) filed on July 2, 1998.
4.1

Rights Agreement, dated as of September 11, 1998, between EXEL Limited and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on October 21, 1998.

4.2

Indenture, dated as of January 10, 2002, among XL Capital Finance (Europe) plc, XL Capital Ltd and State Street Bank and Trust Company, incorporated by reference to Exhibit 4.16(a) to the Company’s Current Report on Form 8-K (No. 1-10804) filed on January 14, 2002.

4.3	Form of XL Capital Finance (Europe) plc Debt Security, incorporated by reference to Exhibit 4.14 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on January 14, 2002.
4.4

Excerpts from the Authorizing Resolutions of the Board of Directors of XL Capital Finance (Europe) plc, dated January 7, 2002, incorporated by reference to Exhibit 4.16(b) to the Company’s Current Report on Form 8-K (No. 1-10804) filed on January 14, 2002.

4.5

Form of Note Purchase Agreement, dated as of April 12, 2001, relating to the 6.58% Guaranteed Senior Notes due April 12, 2011 of X.L. America, Inc., incorporated by reference to Exhibit 10.14.43 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 (No. 1-10804).

4.6

Amendment No. 1, dated as of May 31, 2006, to the Note Purchase Agreement, dated as of April 12, 2001, relating to X.L. America, Inc.’s 6.58% guaranteed senior notes due April 12, 2011, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on June 6, 2006.

4.7

Form of Indenture between NAC Re Corp. and Shawmut Bank Connecticut, National Association, relating to the 7.15% Notes due November 15, 2005 of NAC Re Corp., incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-3 of NAC Re Corp. (No. 33-97878) filed on November 3, 1995.

Exhibit	Description

4.8

Excerpts from the Authorizing Resolutions of the Special Finance Committee of XL Capital Ltd, dated July 29, 2008, incorporated by reference to Exhibit 4.16(c) to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 14, 2002.

4.9

Excerpts from the Authorizing Resolutions of the Special Finance Committee of XL Capital Ltd, dated November 6, 2002, incorporated by reference to Exhibit 4.18 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on November 14, 2002.

4.10

Indenture, dated as of January 23, 2003, between XL Capital Ltd and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-3 (No. 333-101288) filed on January 23, 2003.

4.11

First Supplemental Indenture, dated as of March 23, 2004, to the Indenture, dated as of January 23, 2003, between XL Capital Ltd and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on March 24, 2004.

4.12

Purchase Contract Agreement, dated as of March 23, 2004, between XL Capital Ltd and U.S. Bank National Association, as Purchase Contract Agent, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on March 24, 2004.

4.13

Pledge Agreement, dated as of March 23, 2004, among XL Capital Ltd and U.S. Bank Trust National Association, as Collateral Agent, Custodial Agent and Securities Intermediary, and U.S. Bank National Association, as Purchase Contract Agent, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on March 24, 2004.

4.14	Form of Normal Units Certificate (included in Exhibit 4.11 hereto), incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on March 24, 2004.
4.15	Form of Stripped Units Certificate (included in Exhibit 4.11 hereto), incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on March 24, 2004.
4.16	Form of 2.53% Senior Note due 2009 (included in Exhibit 4.10 hereto), incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on March 24, 2004.
4.17

Indenture, dated as of June 2, 2004, between XL Capital Ltd and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-116245) filed on June 7, 2004.

4.18

First Supplemental Indenture, dated as of August 23, 2004, to the Indenture, dated as of June 2, 2004, between XL Capital Ltd and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 23, 2004.

4.19	Form of 5.25% Senior Note due 2014 (included in Exhibit 4.17 hereto), incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 23, 2004.
4.20

Second Supplemental Indenture, dated as of November 12, 2004, to the Indenture, dated as of June 2, 2004, between XL Capital Ltd and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on November 15, 2004.

4.21	Form of 6.375% Senior Note due 2024 (included in Exhibit 4.19 hereto), incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on November 15, 2004.
4.22

Third Supplemental Indenture, dated as of December 9, 2005, to the Indenture, dated as of June 2, 2004, between XL Capital Ltd and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on December 12, 2005.

Exhibit	Description

4.23

Fourth Supplemental Indenture, dated May 7, 2007, to the Indenture, dated as of June 2, 2004, between the Registrant and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on May 7, 2007.

4.24

Purchase Contract Agreement, dated as of December 9, 2005, between XL Capital Ltd and The Bank of New York, as Purchase Contract Agent, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on December 12, 2005.

4.25

Pledge Agreement, dated as of December 9, 2005, by and among XL Capital Ltd and The Bank of New York, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York, as Purchase Contract Agent, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on December 12, 2005.

4.26	Form of Normal Units Certificate (included in Exhibit 4.22 hereto), incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on December 12, 2005.
4.27	Form of Stripped Units Certificate (included in Exhibit 4.22 hereto), incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on December 12, 2005.
4.28	Form of 5.25% Senior Note due 2011 (included in Exhibit 4.21 hereto), incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on December 12, 2005.
4.29	Form of 6.25% Senior Note due 2027, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on May 7, 2007.
4.30

Fifth Supplemental Indenture, dated August 5, 2008, to the Indenture, dated as of June 2, 2004, between the Registrant and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 6, 2008.

4.31

Purchase Contract Agreement, dated August 5, 2008, between the Registrant and The Bank of New York Mellon, as Purchase Contract Agent, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 6, 2008.

4.32

Pledge Agreement, dated August 5, 2008, by and among the Registrant and The Bank of New York Mellon, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York Mellon, as Purchase Contract Agent, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 6, 2008.

4.33

Registration Rights Agreement dated as of August 5, 2008, by and among the Registrant, Syncora Guarantee Re Ltd. and Syncora Guarantee Inc., incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 6, 2008.

4.34	Form of Normal Units Certificate (included in Exhibit 4.2 hereto), incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 6, 2008.
4.35	Form of Stripped Units Certificate (included in Exhibit 4.2 hereto), incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 6, 2008.
4.36	Form of Senior Note (included in Exhibit 4.1 hereto), incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 6, 2008.
10.1

1991 Performance Incentive Plan (as amended and restated effective March 7, 2003), incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A (No. 1-10804) filed on April 4, 2003.

10.2

1991 Performance Incentive Program (as amended and restated effective April 29, 2005), incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A (No. 1-10804) filed on March 24, 2005.

Exhibit	Description

10.3	Retirement Plan for Non-employee Directors, incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended November 30, 1996 (No. 1-10804).
10.4	Amended and Restated Directors Stock & Option Plan, incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A (No. 1-10804) filed on April 4, 2003.
10.5	Stock Plan for Non-employee Directors, incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended November 30, 1996 (No. 1-10804).
10.6

Mid Ocean Limited 1993 Long Term Incentive and Share Award Plan, incorporated by reference to Exhibit 10.9.1 to the Company’s Annual Report on Form 10-K for the year ended November 30, 1998 (No. 1-10804).

10.7

Amendment to Mid Ocean Limited 1993 Long Term Incentive and Share Award Plan, incorporated by reference to Exhibit 10.9.2 to the Company’s Annual Report on Form 10-K for the year ended November 30, 1998 (No. 1-10804).

10.8

Mid Ocean Limited Stock & Deferred Compensation Plan for Non-employee Directors, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended November 30, 1998 (No. 1-10804).

10.9	NAC Re Corp. 1993 Stock Option Plan, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (No. 1-10804).
10.11	First Amendment to NAC Re Corp. 1993 Stock Option Plan, incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (No. 1-10804).
10.12	Dividend Reinvestment and Share Purchase Plan, incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-76988) filed on January 18, 2002.
10.13

Nicholas M. Brown, Jr. Retirement Agreement, dated April 1, 2002, incorporated by reference to Exhibit 10.59 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002 (No. 1-10804).

10.14

Nicholas M. Brown, Jr. Supplemental Retirement Benefit Agreement, dated March 26, 2004, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 (No. 1-10804).

10.15

Jerry de St. Paer Employment Agreement, dated March 1, 2001, incorporated by reference to Exhibit 10.14.37 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 (No. 1-10804).

10.16	Form of Employment Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on March 8, 2005.
10.17

Employment Agreement, dated as of January 1, 2005, between XL Capital Ltd and Henry C.V. Keeling, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 (No. 1-10804).

10.18

Employment Agreement, dated as of January 1, 2005, between XL Capital Ltd and Fiona E. Luck, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 (No. 1-10804).

10.19

Employment Agreement, dated as of January 1, 2005, between XL Capital Ltd and Clive Tobin, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 (No. 1-10804).

10.20

Employment Agreement, dated as of September 29, 2006, between XL Capital Ltd and Sarah E. Street, incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2006 (No. 1-10804).

10.21

Employment Agreement, dated as of September 29, 2006, between XL Capital Ltd and James H. Veghte, incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2006 (No. 1-10804).

Exhibit	Description

10.22

Consulting Agreement, dated as of September 15, 2006, between XL Capital Ltd and Christopher V. Greetham, incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2006 (No. 1-10804).

10.23

Employment Agreement, dated as of September 1, 2006, between XL Capital Ltd and Michael C. Lobdell, incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2006 (No. 1-10804).

10.24

Agreement of Tenants in Common between James H. Veghte and 37 Lambert Road LLC, dated as of June 23, 2004. Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (No. 1-10804).

10.25

First Amendment, dated as of July 21, 2004, to the Agreement of Tenants in Common between James H. Veghte and 37 Lambert Road LLC, dated as of June 23, 2004. Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (No. 1-10804).

10.26

Form of Non-Statutory Stock Option Agreement (One-Time Vesting), incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).

10.27

Form of Non-Statutory Stock Option Agreement (Incremental Vesting), incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).

10.28	Form of Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
10.29	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
10.30	Form of Non-Statutory Stock Option Agreement (Renewal Form), incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
10.31

Form of Non-Statutory Stock Option Agreement (Non-Employee Director Renewal Form), incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).

10.32	Form of Directors Restricted Stock Agreement, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
10.33	Form of Performance Restricted Stock Agreement, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
10.34	Form of Performance Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
10.35	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
10.36	Form of Director Stock Option Agreement, incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
10.37

Insurance Letters of Credit – Master Agreement between XL Mid Ocean Reinsurance Ltd and Citibank, N.A., dated May 19, 1993, incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Registration Statement on Form S-1 of Mid Ocean Limited (No. 333-63298) filed on June 25, 1993.

10.38

Sellers Retrocession Agreement (in respect of the period to 31 December 2000), dated July 24, 2001, between Winterthur International, as Principal Reinsured, and Winterthur Swiss Insurance Company, as Reinsurer, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1- 10804) filed on February 10, 2005.

Exhibit	Description

10.39

Amended and Restated Sellers Retrocession Agreement (in respect of the period to 30 June 2001), dated February 8, 2002, between XL Winterthur International Re, as Principal Reinsured, and Winterthur Swiss Insurance Company, as Reinsurer, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on February 10, 2005.

10.40

SRA Amendment Letter, dated December 24, 2003, between XL Insurance (Bermuda) Ltd, Vitodurum Reinsurance Company and Winterthur Swiss Insurance Company, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on February 10, 2005.

10.41

Limited Recourse Receivables Financing Facility Agreement, dated July 24, 2001, between Winterthur Swiss Insurance Company and Winterthur International, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on February 10, 2005.

10.42

Agreement, dated December 24, 2003, between Winterthur Swiss Insurance Company and XL Insurance (Bermuda) Ltd (including the Schedules thereto), relating to the Second Amended and Restated Agreement for the Sale and Purchase of Winterthur International, dated February 15, 2001, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on February 10, 2005.

10.43

Second Amended and Restated Agreement for the Sale and Purchase of Winterthur International, dated as of February 15, 2001, between Winterthur Swiss Insurance Company and XL Insurance (Bermuda) Ltd (formerly XL Insurance Ltd), incorporated by reference to Exhibit 99(a) to the Company’s Current Report on Form 8-K (No. 1-10804) filed August 9, 2001.

10.44

Amendment Agreement, dated July 27, 2004, between Winterthur Swiss Insurance Company and XL Insurance (Bermuda) Ltd, relating to the Second Amended and Restated Agreement for the Sale and Purchase of Winterthur International, dated as of February 15, 2001, incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).

10.45

Amendment Agreement, dated July 19, 2002, between Winterthur Swiss Insurance Company and XL Insurance (Bermuda) Ltd, incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (No. 1-10804).

10.46

Agreement, dated December 24, 2003, between Winterthur Swiss Insurance Company and XL Insurance (Bermuda) Ltd (including Schedule B thereto), relating to the Second Amended and Restated Agreement for the Sale and Purchase of Winterthur International, dated as of February 15, 2001, incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).

10.47

Pledge Agreement, dated as of December 18, 2001, made by XL Investments Ltd, XL Re Ltd, XL Insurance (Bermuda) Ltd and XL Europe Ltd, as Grantors, in favor of Citibank, N.A., as Bank, incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (No. 1-10804).

10.48

Amendment No. 1, dated as of July 1, 2003, to the Pledge Agreement, dated December 18, 2001, made by XL Investments Ltd, XL Re Ltd, XL Insurance (Bermuda) Ltd, and XL Europe Ltd, as Grantors, in favor of Citibank, N.A., as Bank, incorporated by reference to Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 (No. 1-10804).

10.49

Limited Liability Company Agreement of XL Capital Principal Partners I, L.L.C., dated June 26, 2001, incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (No. 1-10804).

10.50

Amended and Restated Agreement of Limited Partnership of XL Capital Partners I, L.P., dated as of May 31, 2001, incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (No. 1-10804).

Exhibit	Description

10.51

First Amendment, dated as of October 30, 2002, to the Amended and Restated Agreement of Limited Partnership, dated as of May 31, 2001, of XL Capital Partners I, L.P., incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (No. 1- 10804).

10.52

Second Amendment, dated as of March 6, 2003, to the Amended and Restated Agreement of Limited Partnership, dated as of May 31, 2001 of XL Capital Partners I, L.P., incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (No. 1- 10804).

10.53

Amended and Restated Agreement of Limited Partnership of XL Principal Partners I, L.P., dated June 28, 2001, incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (No. 1-10804).

10.54

First Amendment, dated as of October 30, 2002, to the Amended and Restated Agreement of Limited Partnership, dated as of June 28, 2001, of XL Principal Partners I, L.P., incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (No. 1- 10804).

10.55

Second Amendment, dated as of March 6, 2003, to the Amended and Restated Agreement of Limited Partnership, dated as of June 28, 2001, of XL Principal Partners I, L.P., incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (No. 1- 10804).

10.56

Master Standby Letter of Credit and Reimbursement Agreement, dated as of September 30, 2005, by and among XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties, and National Australia Bank Limited, New York Branch, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on October 5, 2005.

10.57

Amendment Agreement, dated as of December 30, 2005, to the Master Standby Letter of Credit and Reimbursement Agreement dated as of September 30, 2005, by and among XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties, and National Australia Bank Limited, New York Branch, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on January 18, 2006.

10.58

Second Amendment Agreement dated as of May 26, 2006, to the Master Standby Letter of Credit and Reimbursement Agreement, dated as of September 30, 2005, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, and National Australia Bank Limited, New York Branch, as the Bank, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on May 30, 2006.

10.59

Third Amendment Agreement, dated as of December 19, 2006, to the Master Standby Letter of Credit and Reimbursement Agreement, dated as of September 30, 2005, by and between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties, and National Australia Bank Limited, New York Branch, as the Bank, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on December 21, 2006.

10.60

Revolving Credit and Security Agreement, dated as of February 25, 2003, among XL Re Ltd, as Borrower, Corporate Asset Funding Company, Inc., Corporate Receivables Corporation, Charta Corporation and Ciesco, L.P., as Lenders, and Citibank, N.A. and the other Secondary Lenders from time to time parties thereto, as Secondary Lenders, and Citicorp North America, Inc., as Agent, incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (No. 1-10804).

Exhibit	Description

10.61

Agreement of Amendment, dated as of February 23, 2004, to the Revolving Credit and Security Agreement, dated as of February 25, 2003, among XL Re Ltd, as Borrower, CAFCO, LLC (formerly Corporate Asset Funding Company, Inc.), CRC Funding, LLC (formerly Corporate Receivables Corporation), CHARTA, LLC (formerly CHARTA Corporation) and CIESCO, LLC (formerly CIESCO, L.P.), as Lenders, Citibank, N.A. and the other Secondary Lenders from time to time parties thereto, as Secondary Lenders, and Citicorp North America, Inc., as Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on February 23, 2005.

10.62

Agreement of Amendment, dated as of May 10, 2004, to (i) the Revolving Credit and Security Agreement, dated as of February 25, 2003, among XL Re Ltd, as Borrower, CAFCO, LLC (formerly Corporate Asset Funding Company, Inc.), CRC Funding, LLC (formerly Corporate Receivables Corporation), CHARTA, LLC (formerly CHARTA Corporation) and CIESCO, LLC (formerly CIESCO, L.P.), as Lenders, Citibank, N.A. and the other Secondary Lenders from time to time parties thereto, as Secondary Lenders, and Citicorp North America, Inc., as Agent, and (ii) the Control Agreement, dated as of February 25, 2003, among XL Re Ltd, as Borrower, Citicorp North America, Inc., as Agent, and Mellon Bank, N.A., as Securities Intermediary, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).

10.63

Agreement of Amendment, dated as of February 18, 2005, to the Revolving Credit and Security Agreement, dated as of February 25, 2003, among XL Re Ltd, as Borrower, CAFCO, LLC (formerly Corporate Asset Funding Company, Inc.), CRC Funding, LLC (formerly Corporate Receivables Corporation), CHARTA, LLC (formerly CHARTA Corporation) and CIESCO, LLC (formerly CIESCO, L.P.), as Lenders, Citibank, N.A. and the other Secondary Lenders from time to time parties thereto, as Secondary Lenders, and Citicorp North America, Inc., as Agent, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on February 23, 2005.

10.64

Agreement of Amendment, dated as of February 16, 2006, to (i) the Revolving Credit and Security Agreement, dated as of February 25, 2003, among XL Re Ltd, as Borrower, CAFCO, LLC (formerly Corporate Asset Funding Company, Inc.), CRC Funding, LLC (formerly Corporate Receivables Corporation), CHARTA, LLC (formerly CHARTA Corporation) and CIESCO, LLC (formerly CIESCO, L.P.), as Lenders, Citibank, N.A. and the other Secondary Lenders from time to time parties thereto, as Secondary Lenders, and Citicorp North America, Inc., as Agent, and (ii) the Control Agreement, dated as of February 25, 2003, among XL Re Ltd, as Borrower, Citicorp North America, Inc., as Agent, and Mellon Bank, N.A., as Securities Intermediary, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on February 17, 2006.

10.65

Agreement of Amendment dated as of September 29, 2006, to the Revolving Credit and Security Agreement dated as of February 25, 2003, among XL Re Ltd as the borrower, CAFCO, LLC, CRC Funding, LLC, CHARTA, LLC, CIESCO, LLC, Citibank, N.A. and Citicorp North America, Inc., as the agent, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 (No. 1-10804).

10.66

Agreement of Amendment dated as of February 14, 2007, to the Revolving Credit and Security Agreement dated as of February 25, 2003, among XL Re Ltd as the borrower, CAFCO, LLC, CRC Funding, LLC, CHARTA, LLC, CIESCO, LLC, Citibank, N.A. and Citicorp North America, Inc., as the agent, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 (No. 1-10804).

10.67

Control Agreement, dated as of February 25, 2003, between XL Re Ltd and Citicorp North America, Inc., as Agent, and Mellon Bank, N.A., as Securities Intermediary, incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (No. 1-10804).

Exhibit	Description

10.68

Three-Year Credit Agreement, dated as of June 23, 2004, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).

10.69

Amendment No. 1, dated as of June 22, 2005, to the Three-Year Credit Agreement, dated as of June 23, 2004, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on June 27, 2005.

10.70

Amendment No. 2, dated as of May 5, 2006, to the Three-Year Credit Agreement, dated as of June 23, 2004, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on May 11, 2006.

10.71

364-Day Credit Agreement, dated as of December 23, 2005, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, and Deutsche Bank AG, New York Branch, as Lender, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on December 23, 2005.

10.72

Amendment No. 1, dated as of May 15, 2006, to the 364-Day Credit Agreement, dated as of December 23, 2005, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, and Deutsche Bank AG New York Branch, as the Lender, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on May 19, 2006.

10.73

364-Day Credit Agreement, dated as of December 19, 2006, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, and Deutsche Bank AG New York Branch, as the Lender, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on December 21, 2006.

10.74

Put Option Agreement, dated as of December 10, 2004, between XL Financial Assurance Ltd. and Twin Reefs Asset Trust, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on December 14, 2004.

10.75

Asset Trust Expense Reimbursement Agreement, dated as of December 10, 2004, between XL Financial Assurance Ltd. and Twin Reefs Asset Trust, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on December 14, 2004.

10.76

Five-Year Credit Agreement, dated as of June 22, 2005, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on June 27, 2005.

10.77

Amendment No. 1, dated as of May 5, 2006, to the Five-Year Credit Agreement, dated as of June 22, 2005, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on May 11, 2006.

10.78

Credit Agreement, dated as of August 3, 2005, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Borrowers and Guarantors, the Lenders party thereto and Bear Stearns Corporate Lending Inc., as Administrative Agent, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 (No. 1-10804).

Exhibit	Description

10.79

Amendment No. 1, dated as of May 9, 2006, to the Credit Agreement, dated as of August 3, 2005, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Borrowers and Guarantors, the Lenders party thereto and Bear Stearns Corporate Lending Inc. as Administrative Agent, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on May 11, 2006.

10.80

Credit Agreement, dated as of May 9, 2006, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on May 11, 2006.

10.81

Letter of Credit Facility and Reimbursement Agreement, dated as of March 14, 2006, by and among XL Capital Ltd, as Account Party, XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Guarantors, the Lenders party thereto and Citibank International plc, as Agent and Security Trustee, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on March 17, 2006.

10.82

Letter of Amendment, dated as of May 16, 2006, to the Letter of Credit Facility and Reimbursement Agreement, dated as of March 14, 2006, by and among XL Capital Ltd, as Account Party, XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Guarantors, the Lenders party thereto and Citibank International plc, as Agent and Security Trustee, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on May 19, 2006.

10.83

Subscription Agreement, dated as of December 5, 2006, among XL Capital Ltd, Stoneheath Re and Goldman Sachs International, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on December 11, 2006.

10.84

Excess of Loss Reinsurance Agreement, dated as of December 12, 2006, by and among XLIB, Insurance Switzerland, XL Europe Limited, XL Insurance Company Limited, XL Re Latin America Ltd, XL Insurance Argentina S.A. Compania de Seguros, XL Insurance Company Ltd, XL Re Ltd, XL Re Europe Limited, Vitodurum Reinsurance Company, Underwriting Members of Lloyd’s Syndicate #1209 and Stoneheath Re, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on December 12, 2006.

10.85

Securities Insurance Agreement, dated as of December 12, 2006 between XL Capital Ltd and Stoneheath Re, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on December 12, 2006.

10.86

Trust Agreement, dated as of December 12, 2006 among The Asset Swap Counterparty, The Ceding Insurers and XL Capital Ltd as Beneficiaries and Stoneheath Re, as Guarantor and Beneficiary and The Bank of New York, as Trustee, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on December 12, 2006.

10.87	Replacement Capital Covenant, dated March 15, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on March 15, 2007.
10.88

Employment Agreement dated as of July 9, 2007 between XL Capital Ltd, X.L. Global Services, Inc. and Brian W. Nocco incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on July 10, 2007.

10.89

Service Agreement Relative to Sureties, Letters of Guarantees and International Stand-By Letters of Credit, dated April 25, 2003, between Société Le Mans Re and Credit Lyonnais, incorporated by reference to Exhibit 10.62 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (No. 1-10804).

10.90

First Renewal, dated November 27, 2000, between Le Mans Re and BNP Paribas, to the Reinsurance Stand-By Letter of Credit Agreement, dated October 7, 1999, incorporated by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (No. 1-10804).

Exhibit	Description

10.91

Credit Agreement, dated as of June 21, 2007, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on June 25, 2007.

10.92

Facility and Reimbursement Agreement dated November 14, 2007, between XL Capital Ltd, as account party and XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as guarantors and Citibank International plc, as agent and trustee for the lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on November 20, 2007.

10.93

Master Commutation, Release and Restructuring Agreement by and among XL Capital Ltd, XL Insurance (Bermuda) Ltd, XL Reinsurance America Inc., X.L. Global Services, Inc., XL Services (Bermuda) Ltd and X.L. America, Inc., Security Capital Assurance Ltd (“SCA”), certain of SCA’s subsidiaries and certain financial institutions who have entered into various credit default swaps with affiliates of SCA, dated as of July 28, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 (No. 1-10804).

10.94

Amendment No. 1, dated as of July 28, 2008, to Employment Agreement, dated as of November 1, 2006, between XL Capital Ltd and Fiona E. Luck, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 (No. 1-10804).

10.95

Agreement and Release, dated as of July 28, 2008, between XL Capital Ltd and Henry C.V. Keeling, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 (No. 1-10804).

10.96

Operational Transformation Services Agreement dated May 6, 2008, between Accenture LLP and XL Global Services, Inc. incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 (No. 1-10804).

10.97

Employment Agreement, dated as of March 14, 2008 by and between XL Capital Ltd and Michael S. McGavick, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2008 (No. 1-10804).

12*	Statements regarding computation of ratios.
21*	List of subsidiaries of the Registrant.
23*	Consent of PricewaterhouseCoopers LLP.
31*	Rule 13a-14(a)/15d-14(a) Certifications.
32*	Section 1350 Certifications.

*	Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of XL Capital Ltd:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (1), present fairly, in all material respects, the financial position of XL Capital Ltd and its subsidiaries at December 31, 2008 and December 31, 2007 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

New York, New York
March 2, 2009

XL CAPITAL LTD

SUPPLEMENTAL SCHEDULE I
CONSOLIDATED SUMMARY OF INVESTMENTS—OTHER THAN
INVESTMENTS IN RELATED PARTIES

As at December 31, 2008

Type of Investment (U.S. dollars in thousands)	Cost or Amortized Cost (1)	Fair Value	Amount Presented in the Balance Sheet
Fixed Maturities:
Bonds and notes:
U.S. Government and Government agency	$3,649,168	$3,978,342	$3,978,342
Corporate	11,187,246	9,288,603	9,288,603
Mortgage and asset-backed securities	10,414,546	8,526,256	8,526,256
U.S. States and political subdivisions of the States	486,394	468,770	468,770
Non-U.S. Sovereign Government	3,253,123	3,374,397	3,374,397

Total fixed maturities (1)	$28,990,477	$25,636,368	$25,636,368

Equity Securities	$337,765	$361,819	$361,819

Short-term investments (1)	$1,500,767	$1,466,323	$1,466,323

Other investments	$417,856	$459,481	$459,481

Total investments other than investments in related parties	$31,246,865	$27,923,991	$27,923,991

(1)	Investments in fixed maturities and short-term investments are shown at amortized cost.

As at December 31, 2007

Type of Investment (U.S. dollars in thousands)	Cost or Amortized Cost (1)	Fair Value	Amount Presented in the Balance Sheet
Fixed Maturities:
Bonds and notes:
U.S. Government and Government agency	$2,585,336	$2,685,773	$2,685,773
Corporate	13,407,142	12,987,248	12,987,248
Mortgage and asset-backed securities	14,881,988	14,493,877	14,493,877
U.S. States and political subdivisions of the States	252,818	253,534	253,534
Non-U.S. Sovereign Government	3,106,532	3,187,358	3,187,358

Total fixed maturities (1)	$34,233,816	$33,607,790	$33,607,790

Equity Securities	$664,213	$854,815	$854,815

Short-term investments (1)	$1,814,445	$1,803,198	$1,803,198

Other investments	$614,848	$708,476	$708,476

Total investments other than investments in related parties	$37,327,322	$36,974,279	$36,974,279

(1)	Investments in fixed maturities and short-term investments are shown at amortized cost.

XL CAPITAL LTD

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS – PARENT COMPANY ONLY
As at December 31, 2008 and 2007

(U.S. dollars in thousands)	2008	2007
Assets
Investments available for sale:
Fixed maturities at fair value (amortized cost: 2008, $128,727; 2007, $271,404)	$124,718	$270,891
Equity securities at fair value (cost: 2008, $238; 2007, $238)	1,603	1,717
Short-term investments at fair value (amortized cost: 2008, $155,684: 2007, $105,674)	155,178	105,093

Total investments available for sale	281,499	377,701
Cash and cash equivalents	1,733,815	370,079
Investments in subsidiaries on an equity basis	11,418,690	14,223,710
Investment in affiliates	1,105	2,096
Investments in limited partnerships	7,115	12,250
Fixed assets	2,303	115
Other assets	56,568	63,755

Total assets	$13,501,095	$15,049,706

Liabilities
Amount due to subsidiaries (1)	$4,121,116	$2,877,999
Notes payable and debt	2,590,703	2,015,018
Net payable for investments purchased	–	206
Dividends payable	13,644	–
Accounts payable and accrued liabilities	160,399	208,341

Total liabilities	$6,885,862	$5,101,564

Redeemable Series C preference ordinary shares, 20,000,000 authorized, par value $0.01 Issued and outstanding: (2008, 20,000,000; 2007, nil)	$500,000	$–
Shareholders’ Equity
Series E preference shares, 1,000,000 authorized, par value $0.01 Issued and outstanding: (2008 and 2007, 1,000,000)	10	10
Class A ordinary shares, 999,990,000 authorized, par value $0.01 Issued and outstanding: (2008, 330,812,343; 2007, 177,910,151)	3,308	1,779
Additional paid in capital	9,792,371	7,358,801
Accumulated other comprehensive (loss) income	(3,364,927)	9,159
Retained (deficit) earnings	(315,529)	2,578,393

Total shareholders’ equity	$6,115,233	$9,948,142

Total liabilities, redeemable preference shares and shareholders’ equity	$13,501,095	$15,049,706

(1)	Included in amounts due to subsidiaries are $1.9 billion and $0.6 billion at December 31, 2008 and 2007, respectively, in amounts due as a result of the Company’s internal cash sweeping arrangements.

(2)	Subsequent to December 31, 2008, dividends of approximately $620 million were paid to XL Capital Ltd. from various subsidiaries.

XL CAPITAL LTD

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
STATEMENT OF INCOME AND COMPREHENSIVE INCOME – PARENT COMPANY ONLY
For the Years Ended December 31, 2008, 2007 and 2006

(U.S. dollars in thousands)	2008	2007	2006
Net investment income	$9,526	$32,151	$22,769
Net realized (losses) gains on investments and derivative instruments	(20,320)	(11,693)	2,833
Equity in net (losses) earnings of subsidiaries (Dividends were nil in 2008, nil in 2007 and $500,000 in 2006)	(2,218,851)	529,566	2,011,554
Equity in net earnings of affiliates	304	202	4,113

Total revenues	$(2,229,341)	$550,226	$2,041,269

Operating expenses	178,684	147,846	157,847
Foreign exchange losses (gains)	6,884	(1,495)	50
Interest expense	138,904	128,580	123,945

Total expenses	$324,472	$274,931	$281,842

(Loss) income before income tax	(2,553,813)	275,295	1,759,427
Tax (benefit)	–	(594)	(3,340)

Net (loss) income	$(2,553,813)	$275,889	$1,762,767
Preference share dividends	(78,645)	(69,514)	(40,322)

Net (loss) income available to ordinary shareholders	$(2,632,458)	$206,375	$1,722,445

Net (loss) income	$(2,553,813)	$275,889	$1,762,767
Change in net unrealized (losses) on investments, net of tax	(2,893,060)	(747,941)	(103,834)
Additional pension liability	(2,124)	3,080	(9,809)
Change in value of cash flow hedge	439	4,338	630
Change in net unrealized (loss) gain on future policy benefit reserves	(6,998)	16,005	94,904
Foreign currency translation adjustments	(472,343)	317,319	153,610
Realization of accumulated other comprehensive loss on sale of Syncora	–	4,953	14,224
Minority interest share in change in accumulated other comprehensive loss in Syncora	–	–	(6,563)

Comprehensive (loss) income	$(5,927,899)	$(126,357)	$1,905,929

XL CAPITAL LTD

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
STATEMENT OF CASH FLOWS – PARENT COMPANY ONLY
For the Years Ended December 31, 2008, 2007 and 2006

(U.S. dollars in thousands)	2008	2007	2006
Cash flows provided by operating activities:
Net (loss) income	$(2,553,813)	$275,889	$1,762,767
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on investments and derivative instruments	20,320	11,693	(2,833)
Equity in loss (earnings) of subsidiaries	2,218,851	(529,566)	(2,011,554)
Equity in net (income) of affiliates	(304)	(202)	(4,113)
Amortization of deferred compensation	57,617	49,666	56,163
Amortization of premiums (discounts) on fixed maturities	(11,184)	21,927	(9,406)
Accretion of notes payable and debt	684	672	651
Accounts payable and accrued liabilities	(29,639)	15,647	(26,542)
Amounts due to (from) subsidiaries	1,371,037	928,914	(278,235)
Dividends received from subsidiaries	90,000	–	500,000
Other	13,911	6,430	54,008

Total adjustments	3,731,293	505,181	(1,721,861)

Net cash provided by operating activities	$1,177,480	$781,070	$40,906

Cash flows (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$336,520	$1,501,835	$772,383
Proceeds from redemption of fixed maturities and short-term investments	982,770	778,231	330,155
Purchases of fixed maturities and short term investments	(1,228,813)	(2,094,646)	(1,146,727)
Investment in subsidiaries	(2,865,618)	(20,000)	(500,000)
Investment in affiliates	2,092	1,985	1,943
Investment in limited partnerships	1,894	13,208	4,106

Net cash (used in) provided by investing activities	$(2,771,155)	$180,613	$(538,140)

Cash flows provided by (used in) financing activities:
Proceeds from issuance of Class A ordinary shares and exercise of stock options	$2,231,000	$878,439	$31,972
Proceeds from issuance of Series E preference ordinary shares	–	984,583	–
Proceeds from issuance of redeemable Series C preference ordinary shares	500,000	–	–
Redemption of Series A and Series B preference ordinary shares	–	(517,500)	–
Dividends paid	(326,373)	(343,551)	(318,004)
Repurchase of Class A ordinary shares	(4,966)	(1,135,950)	(5,626)
Proceeds from issuance of debt	557,750	322,836	–
Repayment of debt	–	(825,000)	–

Net cash provided by (used in) financing activities	$2,957,411	$(636,143)	$(291,658)

Net change in cash and cash equivalents	1,363,736	325,540	(788,892)

Cash and cash equivalents – beginning of year	370,079	44,539	833,431

Cash and cash equivalents – end of year	$1,733,815	$370,079	$44,539

XL CAPITAL LTD

SCHEDULE IV–REINSURANCE
For the Years Ended December 31, 2008, 2007 and 2006

(U.S. dollars in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2008
Life reinsurance in force(1)	$–	1,570,020	157,671,142	156,101,122	101.0%

Premiums Earned:
Property and casualty operations	$5,735,348	1,873,565	2,128,468	5,990,251	35.5%
Life operations	–	41,071	690,922	649,851	106.3%

Total premiums earned:	$5,735,348	1,914,636	2,819,390	6,640,102	42.5%

2007
Life reinsurance in force(1)	$–	1,213,281	150,876,977	149,663,696	100.8%

Premiums Earned:
Property and casualty operations	$5,428,753	1,987,642	2,977,516	6,418,627	46.4%
Life operations	—	44,615	745,662	701,047	106.4%
Syncora	90,249	16,803	12,236	85,682	14.3%

Total premiums earned:	$5,519,002	2,049,060	3,735,414	7,205,356	51.8%

2006
Life reinsurance in force(1)	$–	$855,973	$118,850,396	$117,994,423	100.7%

Premiums Earned:
Property and casualty operations	$5,557,832	$2,028,173	$3,200,623	$6,730,282	47.6%
Life operations	—	40,314	686,764	646,450	106.2%
Syncora	180,052	11,461	24,195	192,786	12.6%

Total premiums earned:	$5,737,884	$2,079,948	$3,911,582	$7,569,518	51.7%

(1)	Represents the sum face value outstanding of in force life reinsurance policies.

XL CAPITAL LTD

SCHEDULE VI
SUPPLEMENTARY INFORMATION
CONCERNING PROPERTY/CASUALTY (RE)INSURANCE OPERATIONS
For the Years Ended December 31, 2008, 2007 and 2006

(U.S. dollars in thousands)	Deferred Acquisition Costs	Reserves For Losses and Loss Expenses	Reserves for Unearned Premiums	Net Earned Premiums	Net Investment Income	Losses and Loss Expenses incurred related to		Net Paid Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Net Premiums Written
						Current Year	Prior Year
2008(1)	$533,179	$21,650,315	$4,185,487	$5,990,251	$1,174,856	$4,573,562	$(610,664)	$3,790,846	$848,180	$5,738,293

2007(1)	$603,454	$23,207,694	$4,654,874	$6,418,627	$1,289,554	$4,265,017	$(425,441)	$3,815,082	$966,038	$6,297,720

2006(1)	$665,060	$22,718,827	$4,862,968	$6,730,282	$1,090,785	$4,296,760	$(110,604)	$3,895,909	$1,008,500	$6,569,712

(1)	The information presented above includes balances from the property and casualty operations. The life operations and balances relating to Syncora prior to the secondary offering on June 6, 2007 have been excluded.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2009

XL Capital Ltd
(Registrant)

/s/ MICHAEL S. MCGAVICK Name: Michael S. McGavick Title: Chief Executive Officer and Director XL Capital Ltd

Date: March 2, 2009

/s/ BRIAN W. NOCCO Name: Brian W. Nocco Title: Executive Vice President and Chief Financial Officer XL Capital Ltd

POWER OF ATTORNEY

We, the undersigned directors and executive officers of XL Capital Ltd, hereby severally constitute Michael S. McGavick, Brian Nocco and Kirstin Romann Gould, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MICHAEL S. MCGAVICK Michael S. McGavick	Chief Executive Officer (Principal Executive Officer)	March 2, 2009
/s/ BRIAN W. NOCCO Brian W. Nocco	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2009
/s/ DALE R. COMEY Dale R. Comey	Director	March 2, 2009
/s/ ROBERT R. GLAUBER Robert R. Glauber	Director	March 2, 2009
/s/ HERBERT N. HAAG Herbert N. Haag	Director	March 2, 2009
/s/ G. THOMPSON HUTTON G. Thompson Hutton	Director	March 2, 2009
/s/ JOSEPH MAURIELLO Joseph Mauriello	Director	March 2, 2009
/s/ EUGENE M. MCQUADE Eugene M. Mcquade	Director	March 2, 2009
/s/ BRIAN M. O’HARA Brian M. O’Hara	Director and Chairman of the Board of Directors	March 2, 2009
/s/ ROBERT S. PARKER Robert S. Parker	Director	March 2, 2009
/s/ ALAN Z. SENTER Alan Z. Senter	Director	March 2, 2009
/s/ JOHN T. THORNTON John T. Thornton	Director	March 2, 2009
/s/ ELLEN E. THROWER Ellen E. Thrower	Director	March 2, 2009
/s/ SIR JOHN VEREKER Sir John Vereker	Director	March 2, 2009