Form 10-Q
period 2009-03-31
XL CAPITAL LTD
filed 2009-05-08
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
OR

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 4, 2009, there were 342,098,011 outstanding Class A Ordinary Shares, $0.01 par value per share, of the registrant.

XL CAPITAL LTD
INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

XL CAPITAL LTD
CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share amounts)	(Unaudited) March 31, 2009	December 31, 2008
ASSETS
Investments:
Fixed maturities at fair value (amortized cost: 2009, $27,339,544; 2008, $28,990,477)	$23,240,374	$25,636,368
Equity securities, at fair value (cost: 2009, $144,618; 2008, $337,765)	135,711	361,819
Short-term investments, at fair value (amortized cost: 2009, $2,163,214; 2008, $1,500,767)	2,136,418	1,466,323

Total investments available for sale	25,512,503	27,464,510
Investments in affiliates	1,244,497	1,552,789
Other investments (cost: 2009, $530,590; 2008, $417,856)	567,001	459,481

Total investments	27,324,001	29,476,780
Cash and cash equivalents	5,066,187	4,353,826
Accrued investment income	319,325	363,376
Deferred acquisition costs	733,122	713,501
Ceded unearned premiums	888,870	896,216
Premiums receivable	3,322,240	3,377,016
Reinsurance balances receivable	586,349	563,694
Unpaid losses and loss expenses recoverable	3,779,211	3,997,722
Net receivable from investments sold	–	99,455
Goodwill and other intangible assets	845,913	853,550
Deferred tax asset, net	324,552	331,348
Other assets	782,067	655,521

Total assets	$43,971,837	$45,682,005

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$21,019,206	$21,650,315
Deposit liabilities	2,577,281	2,710,987
Future policy benefit reserves	5,309,261	5,452,865
Unearned premiums	4,328,689	4,217,931
Notes payable and debt	2,444,981	3,189,734
Reinsurance balances payable	839,559	786,463
Net payable for investments purchased	264,261	–
Other liabilities	864,648	1,056,879

Total liabilities	$37,647,886	$39,065,174

Commitments and Contingencies
Redeemable Series C preference ordinary shares, 20,000,000 authorized, par value $0.01 Issued and outstanding: (2009, 7,306,920; 2008, 20,000,000)	$182,673	$500,000

Shareholders’ Equity:
Noncontrolling interest in equity of consolidated subsidiaries	$1,604	$1,598
Series E preference ordinary shares, 1,000,000 authorized, par value $0.01 Issued and outstanding: (2009, 1,000,000; 2008, 1,000,000)	10	10
Class A ordinary shares, 999,990,000 authorized, par value $0.01 Issued and outstanding: (2009, 342,109,626; 2008, 330,812,343)	3,421	3,308
Additional paid in capital	10,478,189	9,792,371
Accumulated other comprehensive (loss)	(4,241,330)	(3,364,927)
Retained (deficit)	(100,616)	(315,529)

Total shareholders’ equity	$6,141,278	$6,116,831

Total liabilities, redeemable preference ordinary shares and shareholders’ equity	$43,971,837	$45,682,005

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(U.S. dollars in thousands, except per share amounts)	(Unaudited) Three Months Ended March 31,
	2009	2008 (As adjusted – See Note 13)
Revenues:
Net premiums earned	$1,451,521	$1,712,362
Net investment income	347,966	499,229
Net realized (losses) on investments	(251,937)	(102,251)
Net realized and unrealized (losses) gains on derivative instruments	(1,407)	44,682
Net (loss) income from investment fund affiliates	(26,893)	11,799
Fee income and other	12,158	8,291

Total revenues	$1,531,408	$2,174,112

Expenses:
Net losses and loss expenses incurred	$790,283	$1,000,893
Claims and policy benefits	157,959	196,299
Acquisition costs	218,219	266,297
Operating expenses	268,387	263,824
Exchange (gains) losses	(24,624)	67,745
Interest expense	61,341	124,112
Amortization of intangible assets	465	420

Total expenses	$1,472,030	$1,919,590

Income before income tax and loss (income) from operating affiliates	$59,378	$254,522
Provision for income tax	45,953	30,702
Loss (income) from operating affiliates	10,328	(20,553)

Net income	$3,097	$244,373
Net income attributable to the noncontrolling interest	–	–

Net income attributable to XL Capital Ltd.	$3,097	$244,373
Preference share dividends	(36,534)	(32,500)
Gain on redemption of Series C Preference Ordinary Shares	211,816	–

Net income available to ordinary shareholders	$178,379	$211,873

Net income	$3,097	$244,373
Change in net unrealized (losses) on investments, net of tax	(788,685)	(1,075,587)
Additional pension liability	(66)	(44)
Change in value of cash flow hedge	108	109
Foreign currency translation adjustments	(95,254)	230,472
Change in net unrealized gain (loss) on future policy benefit reserves	7,494	(1,688)

Comprehensive (loss)	$(873,306)	$(602,365)

Weighted average ordinary shares and ordinary share equivalents outstanding – basic	336,217	178,357

Weighted average ordinary shares and ordinary share equivalents outstanding – diluted	336,218	178,357

Earnings per ordinary share and ordinary share equivalent – basic	$0.53	$1.19

Earnings per ordinary share and ordinary share equivalent – diluted	$0.53	$1.19

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands)	(Unaudited) Three Months Ended March 31,
	2009	2008
Noncontrolling Interest in Equity of Consolidated Subsidiaries:
Balance – beginning of year	$1,598	$2,419
Noncontrolling interest share in change in accumulated other comprehensive loss (income)	6	(835)

Balance – end of period	$1,604	$1,584

Series E Preference Ordinary Shares:
Balance – beginning of year	$10	$10

Balance – end of period	$10	$10

Class A Ordinary Shares:
Balance – beginning of year	$3,308	$1,779
Issuance of Class A ordinary shares	115	12
Repurchase of shares	(2)	(1)

Balance – end of period	$3,421	$1,790

Additional Paid in Capital:
Balance – beginning of year	$9,792,371	$7,358,801
Issuance of Class A ordinary shares	741,947	47,800
Repurchase of Class A ordinary shares	–	(3,879)
Dividends on Class A ordinary shares	(34,192)	–
Dividends on preference ordinary shares	(36,533)	–
Stock option expense	1,776	3,261
Net change in deferred compensation	12,820	(37,187)

Balance – end of period	$10,478,189	$7,368,796

Accumulated Other Comprehensive (Loss) Income:
Balance – beginning of year	$(3,364,927)	$9,159
Change in net unrealized (losses) on investment portfolio, net of tax	(783,474)	(1,087,999)
Change in net unrealized (losses) gains on affiliate and other investments, net of tax	(5,211)	12,412
Additional pension liability	(66)	(44)
Change in value of cash flow hedge	108	109
Foreign currency translation adjustments	(95,254)	230,472
Change in net unrealized gain (loss) on future policy benefit reserves	7,494	(1,688)

Balance – end of period	$(4,241,330)	$(837,579)

Retained (Deficit) Earnings:
Balance – beginning of year	$(315,529)	$2,578,393
Net income	3,097	244,373
Dividends on preference ordinary shares	–	(32,500)
Dividends on Class A ordinary shares	–	(67,932)
Gain on redemption of Series C preference ordinary shares	211,816	–

Balance – end of period	$(100,616)	$2,722,334

Total Shareholders’ Equity	$6,141,278	$9,256,935

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)	(Unaudited) Three Months Ended March 31,
	2009	2008
Cash flows (used in) provided by operating activities:
Net income	$3,097	$244,373
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net realized losses on investments	251,937	102,251
Net realized and unrealized losses (gains) on derivative instruments	1,407	(44,682)
Amortization of (discounts) on fixed maturities	(15,243)	(13,202)
Loss (income) from investment and operating affiliates	37,221	(32,352)
Amortization of deferred compensation	10,511	10,584
Accretion of convertible debt	247	249
Accretion of deposit liabilities	11,726	76,551
Unpaid losses and loss expenses	(394,422)	(233,902)
Future policy benefit reserves	13,776	16,635
Unearned premiums	148,809	762,366
Premiums receivable	14,125	(818,399)
Unpaid losses and loss expenses recoverable	166,213	154,597
Prepaid reinsurance premiums	(2,990)	(147,583)
Reinsurance balances receivable	(29,710)	(15,061)
Deferred acquisition costs	(26,785)	(93,985)
Reinsurance balances payable	64,174	387,284
Deferred tax asset	(3,138)	(16,700)
Other assets	(124,338)	19,588
Other liabilities	(181,627)	43,967
Other	(63,178)	70,434

Total adjustments	$(121,285)	$228,640

Net cash (used in) provided by operating activities	$(118,188)	$473,013

Cash flows provided by investing activities:
Proceeds from sale of fixed maturities and short-term investments	$3,405,917	$5,813,296
Proceeds from redemption of fixed maturities and short-term investments	467,254	829,515
Proceeds from sale of equity securities	276,575	270,641
Purchases of fixed maturities and short-term investments	(3,400,142)	(3,341,779)
Purchases of equity securities	(18,369)	(163,874)
Net disposition of investment affiliates	453,790	60,990
Other investments	48,766	(68)

Net cash provided by investing activities	$1,233,791	$3,468,721

Cash flows (used in) financing activities:
Proceeds from issuance of Class A ordinary shares	$745,000	$–
Repurchase of Class A ordinary shares	(517)	(3,880)
Redemption of Series C preference ordinary shares	(104,718)	–
Dividends paid on Class A ordinary shares	(34,182)	(67,013)
Dividends paid on preference ordinary shares	(17,678)	–
Deposit liabilities	(83,465)	(4,108,428)
Repayment of debt	(745,000)	–
Net cash flow on securities lending	(122,882)	167,671

Net cash (used in) financing activities	$(363,442)	$(4,011,650)
Effects of exchange rate changes on foreign currency cash	(39,800)	94,852

Increase in cash and cash equivalents	712,361	24,936
Cash and cash equivalents – beginning of period	4,353,826	3,880,030
Cash and cash equivalents – end of period	$5,066,187	$3,904,966

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Preparation and Consolidation

These unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, these unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of financial position and results of operations as at the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All significant inter-company accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.

To facilitate period-to-period comparisons, certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current period presentation. There was no effect on net income from this change in presentation.

Unless the context otherwise indicates, references herein to the “Company” include XL Capital Ltd and its consolidated subsidiaries.

2. Significant Accounting Policies

(a) Recent Accounting Pronouncements

In December 2007, the FASB issued FAS 141(R), Business Combinations (“FAS 141(R)”). This statement retains the purchase method of accounting for acquisitions, and requires that an acquirer recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values as of the acquisition date. FAS 141(R) changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the expensing of acquisition-related costs as incurred, and establishes a framework for recognizing and measuring goodwill or a gain from a bargain purchase at the acquisition date. FAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FAS 141(R) is effective for interim and annual financial statements issued after January 1, 2009 and primarily applies prospectively to business combinations for which the acquisition date is subsequent to January 1, 2009. Earlier adoption was prohibited. Adoption of this standard did not have an impact on the Company’s financial condition and results of operations.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“FAS 160”), to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires any changes in ownership interest of the subsidiary be accounted for as equity transactions; and requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. FAS 160 is effective for interim and annual financial statements issued after January 1, 2009. FAS 160 must be applied prospectively; however, the presentation and disclosure standards must be applied retrospectively to all periods presented. While the adoption of this standard did not have a

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

(a) Recent Accounting Pronouncements (Continued)

material impact on the Company’s financial condition and results of operations, such adoption did result in certain changes in the presentation and disclosure of noncontrolling interests as noted above.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. The Company adopted the standard as of January 1, 2009. FAS 161 requires only additional disclosures concerning derivatives and hedging activities, and therefore the adoption of FAS 161 did not have an impact on the Company’s financial condition and results of operations. See Note 2-(b), “Significant Accounting Policies – Derivative Instruments” and Note 7, “Derivative Instruments” for disclosures required under this standard.

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Lives of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. This interpretation was effective for the Company beginning January 1, 2009 and must also be applied to interim periods within 2009. The Company adopted this standard as of January 1, 2009 and it did not have a significant impact on the Company’s financial condition and results of operations.

In May 2008, the FASB issued FAS 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FAS 60” (“FAS 163”) to address current diversity in practice with respect to accounting for financial guarantee insurance contracts by insurance enterprises under FAS 60, “Accounting and Reporting by Insurance Enterprises” (“FAS 60”). That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views regarding when a loss has been incurred under FAS 5, “Accounting for Contingencies”. FAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. FAS 163 also clarifies how FAS 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. FAS 163 also requires expanded disclosures about financial guarantee insurance contracts. The standard was adopted by the Company as of January 1, 2009. In addition, the Company applied certain disclosures about the Company’s risk management activities within the Company’s annual report on Form 10-K for the year ended December 31, 2008. Except for those disclosures, earlier application was not permitted. The Company had reserves for financial guarantee insurance contracts of $14.5 million recorded within “Unpaid Losses and Loss Expenses”, at both March 31, 2009 and December 31, 2008. The adoption of FAS 163 during the quarter ended March 31, 2009 did not have a significant impact on the Company’s financial condition or results of operations.

As of March 31, 2009, the Company’s outstanding financial guarantee contracts that were subject to FAS 163 included the reinsurance of 48 financial guarantee contracts with total insured contractual payments outstanding of $946.8 million ($808.4 million of principal and $138.4 million of interest) with a remaining weighted-average contract period of 7.9 years. The total gross claim liability and unearned premiums recorded at March 31, 2009 were $14.5 million and $2.7 million, respectively. Of the contractual exposure existing at March 31, 2009, the Company has reinsured $364.3 million with a third party. There are no gross claim liabilities or recoverables recorded relating to this exposure. As of December 31, 2008, the Company’s outstanding financial guarantee contracts that were subject to FAS 163 included the reinsurance of 48 financial guarantee contracts with total insured contractual payments outstanding of $936.6 million ($798.5 million of principal and $138.1 million of interest) with a remaining weighted-average contract period of 7.9 years. The total gross claim liability and unearned premiums recorded at December 31, 2008 were $14.5 million and $3.1 million, respectively. Of the contractual exposure existing at December 31, 2008, the Company had reinsured $360.5 million with a third party. Surveillance

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

(a) Recent Accounting Pronouncements (Continued)

procedures to track and monitor credit deteriorations in the insured financial obligations are performed by the primary obligors for each transaction on the Company’s behalf. Information regarding the performance status and updated exposure values is provided to the Company on a quarterly basis and evaluated by management in recording claims reserves. Of the 48 contracts noted above, 5 contracts with total insured contractual payments outstanding of $15.9 million had experienced an event of default and were considered by the Company to be non-performing at March 31, 2009, while the remaining 43 contracts were considered to be performing at such date.

While not a financial guarantee insurance contract under FAS 163, the Company’s guarantee of Syncora Guarantee’s obligations under certain financial guarantees issued by Syncora Guarantee to the European Investment Bank (the “EIB Policies”), subject to certain limitations has been accounted for under FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” These guarantees were provided for the benefit of EIB polices relating to project finance transactions comprised of transportation, school and hospital risk with an average rating of BBB, written between 2001 and 2006 with anticipated maturities ranging between 2027 and 2038. As at March 31, 2009, the Company’s exposures relating to the EIB Policies (which relate to project finance transactions) was approximately $917.4 million, as compared to $955.4 million at December 31, 2008, mainly due to the strengthening of the U.S. dollar against the currencies of the underlying obligations. As of March 31, 2009, there have been no reported events of default on the underlying obligations, accordingly, no reserves have been recorded.

In June 2008, the FASB issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock for the purposes of determining whether an instrument is a derivative. To the extent a derivative instrument or embedded derivative feature is deemed indexed to an entity’s own stock, it may be exempt from the requirements of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). EITF 07-5 concluded that an entity should determine whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock first by evaluating the instrument’s contingent exercise provisions, if any, and then by evaluating the instrument’s settlement provisions. EITF 07-5 was effective as of January 1, 2009. The adoption of this standard did not have an impact on the Company’s financial condition and results of operations.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” (“FSP EITF 03-6-1”) This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share (“EPS”) pursuant to the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share.” A share-based payment award that contains a non- forfeitable right to receive cash when dividends are paid to common shareholders irrespective of whether that award ultimately vests or remains unvested shall be considered a participating security as these rights to dividends provide a non-contingent transfer of value to the holder of the share-based payment award. Accordingly, these awards should be included in the computation of basic EPS pursuant to the two-class method. The guidance in this FSP was effective for the Company as of January 1, 2009. All prior period EPS data presented was adjusted retrospectively to conform to the provisions of the FSP. Under the terms of the Company’s restricted stock awards, grantees are entitled to the right to receive dividends on the unvested portions of their awards. There is no requirement to return these dividends in the event the unvested awards are forfeited in the future. Accordingly, this FSP had an impact on the Company’s EPS calculations. See Note 13 to the Consolidated Financial Statements, “Earnings Per Share”, for a description of the impact of the adoption of FSP EITF 03-6-1 on the 2008 EPS figures.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

(a) Recent Accounting Pronouncements (Continued)

In September 2008, the FASB issued FSP FAS No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” FSP FAS No. 133-1 and FIN 45-4 requires enhanced disclosures about credit derivatives and guarantees and amends FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to exclude derivative instruments accounted for at fair value under FAS 133. The FSP is effective for financial statements issued for reporting periods ending after November 15, 2008. Since FSP FAS No. 133-1 and FIN 45-4 only requires additional disclosures concerning credit derivatives and guarantees, adoption of FSP FAS No. 133-1 and FIN 45-4 did not impact the Company’s financial condition or results of operations.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employer’s Disclosures about Pensions and Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 amends FAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP must be provided for fiscal years ending after December 15, 2009. This standard affects disclosures only and accordingly will not have an impact on the Company’s financial condition and results of operations.

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly and amends certain FAS 157 disclosure guidance. FSP FAS 157-4 will be effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the potential impact of this guidance.

In April 2009, the FASB issued FSP No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”) which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 will be effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the potential impact of this guidance.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1 (“FSP FAS 107-1”), “Interim Disclosures about Fair Value of Financial Instruments” which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 107-1 will be effective for interim reporting periods ending after June 15, 2009. This standard affects disclosures only and accordingly will not have an impact on the Company’s financial condition and results of operations.

(b) Derivative Instruments

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

(b) Derivative Instruments (Continued)

collateral (a receivable) or the obligation to return cash collateral (a payable) are offset against net fair value amounts recognized in the consolidated balance sheet for derivative instruments executed with the same counterparty under the same master netting arrangement.

Derivative contracts can be exchange-traded or over-the-counter (“OTC”) derivative. Exchange-traded derivatives (futures and options) typically fall within Level 1 of the fair value hierarchy depending on whether they are deemed to be actively traded or not. OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market clearing transactions, broker or dealer quotations or alternative pricing sources where an understanding of the inputs utilized in arriving at the valuations is obtained. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms and specific risks inherent in the instrument as well as the availability of pricing information in the market. The Company generally uses similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs. For OTC derivatives that trade in liquid markets, such as generic forwards, interest rate swaps and options, model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments comprise the majority of derivatives held by the Company and are typically classified within Level 2 of the fair value hierarchy.

Certain OTC derivatives trade in less liquid markets with limited pricing information, or require model inputs which are not directly market corroborated, which causes the determination of fair value for these derivatives to be inherently more subjective. Accordingly, such derivatives are classified within Level 3 of the fair value hierarchy. The valuations of less standard or liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Level 1 and Level 2 inputs are regularly updated to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are only changed when corroborated by evidence such as similar market transactions, pricing services and/or broker or dealer quotations.

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

The Company also uses derivative instruments, primarily interest rate swaps, to manage the interest rate exposure associated with certain assets and liabilities. These derivatives are recorded at fair value. On the date the derivative contract is entered into, the Company may designate the derivative as a hedge of the fair value of a recognized asset or liability (“fair value” hedge); a hedge of the variability in cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset or liability (“cash flow” hedge); a hedge of a net investment in a foreign operation; or the Company may not designate any hedging relationship for a derivative contract.

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

(b) Derivative Instruments (Continued)

market factors. The change resulting from movements in credit and credit quality spreads is unrealized as the credit derivatives are not traded to realize this resultant value.

Other Non-Investment Related Derivatives

The Company may also enter into derivatives as part of contingent capital facilities including put options and interest rate swaps, or hold contracts containing embedded derivatives such as life reinsurance contracts containing guaranteed minimum income benefits (“GMIB”) over the account balance upon the policyholder’s election to take the income benefit. The fair value of this derivative is determined based on the present value of expected cash flows. In addition, the Company has modified coinsurance and funds withheld reinsurance agreements that provide for a return based on a portfolio of fixed income securities; as such, the agreements contain embedded derivatives. The embedded derivative is bifurcated from the funds withheld balance and recorded at fair value with changes in fair value recognized in earnings through net realized and unrealized gains and losses on derivative instruments.

Weather and Energy derivatives

Fair values for the Company’s remaining portfolio of natural gas contracts are determined through the use of quoted market prices when available. As quoted market prices are not widely available in the weather and electricity derivative markets, management uses available market data and internal pricing models based upon consistent statistical methodologies to estimate fair values. Estimating the fair value of instruments which do not have quoted market prices requires management’s judgment in determining amounts which could reasonably be expected to be received from, or paid to, a third party in settlement of the contracts. The amounts could be materially different from the amounts that might be realized in an actual sale transaction. Fair values are subject to change in the near-term and reflect management’s best estimate based on various factors including, but not limited to, actual and forecasted weather conditions, changes in commodity prices, changes in interest rates and other market factors.

Hedge Accounting for Derivative Contracts

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

(b) Derivative Instruments (Continued)

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

The following tables set forth the Company’s assets and liabilities that were accounted for at fair value as of March 31, 2009 and December 31, 2008 by level within the fair value hierarchy (for further information, see Note 2 (b) to the Consolidated Financial Statements, “Significant Accounting Policies – Fair Value Measurements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and Note 2 (b) above):

(U.S. dollars in thousands) (Unaudited)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance as of March 31, 2009
Assets
Fixed maturities, at fair value	$–	$22,618,052	$622,322	$–	$23,240,374
Equity securities, at fair value	93,627	42,084	–	–	135,711
Short-term investments, at fair value	–	2,122,588	13,830	–	2,136,418

Total investments available for sale	$93,627	$24,782,724	$636,152	$–	$25,512,503
Cash equivalents (1)	1,724,193	2,082,273	–	–	3,806,466
Other investments (2)	–	408,853	64,391	–	473,244
Other assets (3)(5)	–	182,525	227,895	(284,284)	126,136

Total assets accounted for at fair value	$1,817,820	$27,456,375	$928,438	$(284,284)	$29,918,349

Liabilities
Financial instruments sold, but not yet purchased (6)	$–	$24,889	$–	$–	$24,889
Other liabilities (4)(5)	–	12,286	41,447	(14,980)	38,753

Total liabilities accounted for at fair value	$–	$37,175	$41,447	$(14,980)	$63,642

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

(U.S. dollars in thousands) (Unaudited)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance as of December 31, 2008
Assets
Fixed maturities, at fair value	$–	$24,684,489	$951,879	$–	$25,636,368
Equity securities, at fair value	276,040	85,779	–	–	361,819
Short-term investments, at fair value	–	1,445,577	20,746	–	1,466,323

Total investments available for sale	$276,040	$26,215,845	$972,625	$–	$27,464,510
Cash equivalents (1)	1,082,813	1,227,461	–	–	2,310,274
Other investments (2)	–	299,325	65,354	–	364,679
Other assets (3)(5)	–	219,366	314,906	(411,316)	122,956

Total assets accounted for at fair value	$1,358,853	$27,961,997	$1,352,885	$(411,316)	$30,262,419

Liabilities
Financial instruments sold, but not yet purchased (6)	$–	$26,536	$–	$–	$26,536
Other liabilities (4)(5)	–	53,101	88,088	(65,232)	75,957

Total liabilities accounted for at fair value	$–	$79,637	$88,088	$(65,232)	$102,493

(1)	Cash equivalents balances subject to fair value measurements include certificates of deposit and money market funds. Operating cash balances are not subject to FAS 157.

(2)

The other investments balance excludes certain unrated tranches of collateralized loan obligations which are carried under the cost recovery method given the uncertainty of future cash flows that totaled $13.7 million and $14.7 million at March 31, 2009 and December 31, 2008, respectively, as well as certain investments in project finance transactions which are carried at amortized cost that totaled $80.1 million at both March 31, 2009 and December 31, 2008.

(3)	Other assets include derivative instruments.

(4)	Other liabilities include derivative instruments.

(5)

The derivative balances included in each category above are reported on a gross basis by level with a netting adjustment presented separately in the “Collateral and Counterparty Netting” column. The Company often enters into different types of derivative contracts with a single counterparty and these contracts are covered under an ISDA master netting agreement. In addition, the Company held cash collateral related to derivative assets of approximately $269 million and $364 million at March 31, 2009 and December 31, 2008, respectively. This balance is included within cash and cash equivalents and the corresponding liability to return the collateral has been offset against the derivative asset within the balance sheet as appropriate under the ISDA master netting agreement. The fair value of the individual derivative contracts are reported gross in their respective levels based on the fair value hierarchy.

(6)	Financial instruments sold, but not purchased are included within “Net receivable for investments sold” on the balance sheet.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

Level 3 Gains and Losses

The tables below present additional information about assets and liabilities measured at fair value on a recurring basis and for which Level 3 inputs were utilized to determine fair value. The table reflects gains and losses for the three month periods ended March 31, 2009 and March 31, 2008 for all financial assets and liabilities categorized as Level 3 as of March 31, 2009 and March 31, 2008, respectively. The tables do not include gains or losses that were reported in Level 3 in prior periods for assets that were transferred out of Level 3 prior to March 31, 2009 or March 31, 2008. Gains and losses for assets and liabilities classified within Level 3 in the table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, it should be noted that the following table does not take into consideration the effect of offsetting Level 1 and 2 financial instruments entered into by the Company that are either economically hedged by certain exposures to the Level 3 positions or that hedge the exposures in Level 3 positions.

(U.S. dollars in thousands) (Unaudited)	Fixed Maturities	Level 3 Assets and Liabilities Three Months Ended March 31, 2009		Derivative Contracts – Net
		Short-term Investments	Other Investments
Balance, beginning of year	$951,879	$20,746	$65,354	$226,818
Realized (losses) gains	(42,579)	(180)	–	–
Movement in unrealized (losses) gains	(119,191)	(3,727)	(7,618)	(45,349)
Purchases, issuances and settlements	(4,497)	(3,009)	6,655	4,979
Transfers in and/or (out) of Level 3	(163,290)	–	–	–

Balance, end of period	$622,322	$13,830	$64,391	$186,448

Movement in total (losses) above relating to instruments still held at the reporting date	$(132,016)	$(4,546)	$(7,618)	$(45,349)

(U.S. dollars in thousands) (Unaudited)	Fixed Maturities	Level 3 Assets and Liabilities Three Months Ended March 31, 2008		Derivative Contracts – Net
		Short-term Investments	Other Investments
Balance, beginning of year	$1,385,601	$15,606	$40,354	$12,283
Realized (losses) gains	(84,337)	(5,947)	–	2,081
Movement in unrealized (losses) gains	(180,666)	(90)	665	34,734
Purchases, issuances and settlements	101,168	–	11,319	3,348
Transfers in and/or out of Level 3	–	–	–	–

Balance, end of period	$1,221,766	$9,569	$52,338	$52,446

Movement in total (losses) gains above relating to instruments still held at the reporting date	$(174,895)	$(78)	$665	$34,734

Level 3 assets include securities for which the values were obtained from brokers where either significant inputs were utilized in determining the value that were difficult to corroborate with observable market data, or sufficient information regarding the specific inputs utilized by the broker was not available to support a Level 2 classification. Level 3 assets also include securities for which the Company determined current market trades represent distressed transactions, and accordingly, the Company determined fair value using certain inputs that are not observable to market participants. Transfers from Level 3 to Level 2 during the quarter ended March 31, 2009, were primarily as a result of the Company utilizing pricing services containing significant observable inputs over other Level 3 valuations for certain assets.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

Fixed maturities and short term investments

At March 31, 2009, a significant component of Level 3 assets represented either Core CDOs, totaling $444.2 million, or securities within the Company’s portfolio of Topical Assets (which consists of the Company’s holdings of sub-prime non-agency securities, second liens, ABS CDOs with sub-prime collateral as well as Alt-A mortgage exposures), totaling $26.4 million. Certain asset classes, primarily consisting of privately placed investments, did not have sufficient market corroborated information available to allow a pricing service to provide a price and accordingly the valuation was determined by the use of broker quotes. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments as is currently the case for certain U.S. collateralized mortgage obligations (“CMOs”), asset backed securities (“ABSs”), commercial mortgage backed securities (“CMBSs”), certain collateralized debt obligations (“CDOs”), and other Topical Assets for which sufficient information, such as cash flows or other security structure or market information, was not available to enable a third party pricing service to provide a price and as such valuation is determined based on broker quotes for which sufficient information regarding the specific inputs utilized by the broker in determining the fair value was not obtained to support a Level 2 classification. In addition, as noted below, for certain CDO holdings, the Company previously determined in late 2008 that internal models would be more appropriate and better representative of the fair value of these securities given that recent valuations were as a result of broker bids or valuation models that used recent market trading which the Company considered to be distressed transactions. While the remainder of the Company’s holdings in securities exposed to sub-prime mortgages are generally not based on quoted prices for identical securities, they are based on model-derived valuations from pricing services in which all significant inputs and significant value drivers are considered to be observable in active markets, and these securities continue to be classified within Level 2.

Of the total CDO holdings of $444.2 million at March 31, 2009, the Company has determined that for a portion of such CDO holdings with a fair value of $358.2 million and a par value of $807.5 million, valuations were as a result of broker bids that used recent market trading which the Company considered to be distressed transactions. The corresponding fair value and par value of such CDO holdings at December 31, 2008, was $483.2 million and $801.5 million, respectively. As of March 31, 2009, the market for CDO’s remained extremely illiquid due to a number of factors including risk aversion and reduction among institutional buyers. As a result, the Company believes that current broker bids reflect loss expectations that do not reflect fair values at which willing buyers and sellers would transact. The Company continues to believe that internal models would be more appropriate and better representative of the fair value these securities would be sold at in an orderly market.

At March 31, 2009, the Company’s internal models resulted in a fair value that was $175.7 million higher than those that would have been determined by utilizing third party values sourced through brokers or pricing services. This variance represents 21.8% of par value of these holdings, which based on the portfolio’s spread duration of 4.9 years corresponds to an approximate 440 basis point decrease relative to the spread levels implied in current market levels of trading which management believes are distressed trades. The Company believes that, in the aggregate, this is appropriate as compared to current estimates of market credit spreads.

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

60% extreme loss outcomes:

•	20% weighting to current third party valuations, with a fair value of $182.5 million, which the Company believes includes the current market liquidity premium;

•

20% weighting to current cash flow estimates discounted at management’s view of current market spreads, with a fair value of $175.1 million, which the Company believes includes the current market liquidity premium;

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

•

20% weighting to current cash flow estimates, adjusted to double the current underlying loss estimates, discounted at the coupon of the securities, with a further reduction in value representing a liquidity premium equal to double the prevailing total credit spread levels of the most severe previous CLO market deterioration, which resulted in a fair value of $304.9 million; and

40% likely loss outcomes:

•	40% weighting to likely loss outcomes, representing current cash flow estimates discounted at the coupon of the securities, with a further reduction in value representing a liquidity premium equal to the prevailing credit spread levels of the most severe previous CLO market deterioration, which resulted in a fair value of $564.2 million.

While a number of the Level 3 investments have been written down as a result of the Company’s impairment analysis, the Company continues to report, at March 31, 2009, gross unrealized losses of $626.6 million related to Level 3 available-for-sale investments. Management completed a detailed review in conjunction with its external investment managers and third party advisors, of the Company’s underlying sub-prime and related residential mortgage exposures, as well as a consideration of the broader structured credit market, and concluded that the unrealized gains and losses in these asset classes are the result of a decrease in value due to technical spreads widening and broader market sentiment, rather than fundamental collateral deterioration and are temporary in nature.

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

Derivative instruments

Derivative instruments classified within Level 3 include: (i) certain interest rate swaps where the duration of the contract the Company holds exceeds that of the longest term on a market observable input, (ii) weather and energy derivatives, (iii) GMIB derivatives embedded within a certain reinsurance contract, (iv) a put option included within the Company’s remaining contingent capital facility and (v) credit derivatives sold providing protection on senior tranches of structured finance transactions where the value is obtained directly from the investment bank counterparty for which sufficient information regarding the inputs utilized in the valuation was not obtained to support a Level 2 classification. The majority of inputs utilized in the valuations of these types of derivative contracts are considered Level 1 or Level 2; however, each valuation includes at least one Level 3 input that was significant to the valuation and accordingly the values are disclosed within Level 3.

In addition, see Item 8, Note 2 to the Consolidated Financial Statements, “Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for a general discussion of types of assets and liabilities that are classified within Level 3 of the fair value hierarchy as well as the Company’s valuation policies for such instruments.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information

Following a streamlining of the Company’s operating segments in the first quarter of 2009, the Company is organized into three operating segments: Insurance, Reinsurance and Life Operations – in addition to a Corporate segment that includes the general investment and financing operations of the Company.

The Company evaluates the performance for both the Insurance and Reinsurance segments based on underwriting profit and contribution from its Life Operations segment. Other items of revenue and expenditure of the Company are not evaluated at the segment level for reporting purposes. In addition, the Company does not allocate investment assets by segment for its property and casualty (“P&C”) operations. Investment assets related to the Company’s Life Operations and certain structured products included in the Insurance, Reinsurance and Corporate segments are held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from each of these segments.

Quarter ended March 31, 2009: (U.S. dollars in thousands, except ratios) (Unaudited)	Insurance	Reinsurance	Total P&C	Life Operations	Corporate	Total
Gross premiums written	$1,091,245	$786,983	$1,878,228	$135,112	$–	$2,013,340
Net premiums written	832,168	673,143	1,505,311	121,585	–	1,626,896
Net premiums earned	910,111	411,576	1,321,687	129,834	–	1,451,521
Fee income and other	10,056	2,051	12,107	51	–	12,158
Net losses and loss expenses	615,214	175,069	790,283	157,959	–	948,242
Acquisition costs	105,412	95,724	201,136	17,083	–	218,219
Operating expenses (1)	190,384	47,088	237,472	3,841	–	241,313

Underwriting profit (loss)	$9,157	$95,746	$104,903	$(48,998)	$–	$55,905
Net investment income			242,166	77,522	–	319,688
Net results from structured products (2)	3,121	8,424	11,545	–	4,645	16,190
Net realized (losses) on investments			(162,813)	(74,650)	(14,474)	(251,937)

Contribution from P&C and Life Operations			$195,801	$(46,126)	$(9,829)	$139,846

Corporate & other:
Net realized & unrealized (losses) on derivative instruments					$(1,407)	$(1,407)
Net (loss) from investment and operating affiliates					(37,221)	(37,221)
Exchange (gains)					(24,624)	(24,624)
Corporate operating expenses					26,712	26,712
Interest expense (3)					49,615	49,615
Income taxes & other					46,418	46,418

Net Income					$(146,578)	$3,097

Ratios – P&C operations: (4)
Loss and loss expense ratio	67.6%	42.5%	59.8%
Underwriting expense ratio	32.5%	34.7%	33.2%

Combined ratio	100.1%	77.2%	93.0%

Notes:

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)

The net results from P&C and Corporate structured products includes net investment income, interest expense and operating expenses of $20.3 million and $8.0 million, $8.8 million and $3.0 million, and $nil and $0.4 million, respectively.

(3)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance, Reinsurance, and Corporate segments.

(4)	Ratios are based on net premiums earned from property and casualty operations.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (Continued)

Quarter ended March 31, 2008: (U.S. dollars in thousands, except ratios) (Unaudited)	Insurance	Reinsurance	Total P&C	Life Operations	Corporate	Total
Gross premiums written	$1,628,349	$1,072,545	$2,700,894	$234,958	$–	$2,935,852
Net premiums written	1,183,852	952,701	2,136,553	224,213	–	2,360,766
Net premiums earned	1,008,402	544,378	1,552,780	159,582	–	1,712,362
Fee income and other	7,464	763	8,227	64	–	8,291
Net losses and loss expenses	684,812	316,081	1,000,893	196,299	–	1,197,192
Acquisition costs	125,836	116,344	242,180	24,117	–	266,297
Operating expenses (1)	164,505	45,358	209,863	8,083	–	217,946

Underwriting profit (loss)	$40,713	$67,358	$108,071	$(68,853)	$–	$39,218
Net investment income			308,041	97,135	–	405,176
Net results from structured products (2)	(9,193)	10,824	1,631	–	7,723	9,354
Net realized (losses) on investments			(18,305)	(5,044)	(78,902)	(102,251)

Contribution from P&C and Life Operations			$399,438	$23,238	$(71,179)	$351,497

Corporate & other:
Net realized & unrealized gains on derivative instruments					$44,682	$44,682
Net income from investment and operating affiliates					32,352	32,352
Exchange losses					67,745	67,745
Corporate operating expenses					35,926	35,926
Interest expense (3)					49,365	49,365
Income taxes & other					31,122	31,122

Net Income					$(178,303)	$244,373

Ratios – P&C operations: (4)
Loss and loss expense ratio	67.9%	58.1%	64.5%
Underwriting expense ratio	28.8%	29.7%	29.1%

Combined ratio	96.7%	87.8%	93.6%

Notes:

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)

The net results from P&C and Corporate structured products includes net investment income, interest expense and operating expenses of $34.1 million and $59.9 million, $27.6 million and $47.1 million, and $4.9 million and $5.1 million, respectively.

(3)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance, Reinsurance, and Corporate segments.

(4)	Ratios are based on net premiums earned from property and casualty operations.

(5)	Certain reclassifications have been made to conform to current year presentation.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (Continued)

The following tables summarize the Company’s net premiums earned by line of business:

Quarter ended March 31, 2009: (U.S. dollars in thousands) (Unaudited)	Insurance	Reinsurance	Life Operations	Total
P&C Operations:
Casualty – professional lines	$316,189	$53,122	$–	$369,311
Casualty – other lines	154,505	71,655	–	226,160
Property catastrophe	2	70,696	–	70,698
Other property	110,598	142,760	–	253,358
Marine, energy, aviation and satellite	147,648	21,281	–	168,929
Other specialty lines (1)	170,097	–	–	170,097
Other (2)	6,210	52,093	–	58,303
Structured indemnity	4,862	(31)	–	4,831

Total P&C Operations	$910,111	$411,576	$–	$1,321,687

Life Operations:
Other Life	$–	$–	$100,408	$100,408
Annuity	–	–	29,426	29,426

Total Life Operations	$–	$–	$129,834	$129,834

Total	$910,111	$411,576	$129,834	$1,451,521

Quarter ended March 31, 2008: (U.S. dollars in thousands) (Unaudited)	Insurance	Reinsurance	Life Operations	Total
P&C Operations:
Casualty – professional lines	$345,567	$66,621	$–	$412,188
Casualty – other lines	219,268	117,889	–	337,157
Property catastrophe	766	93,149	–	93,915
Other property	131,014	179,601	–	310,615
Marine, energy, aviation and satellite	171,087	31,550	–	202,637
Other specialty lines (1)	163,176	–	–	163,176
Other (2)	(36,374)	54,499	–	18,125
Structured indemnity	13,898	1,069	–	14,967

Total P&C Operations	$1,008,402	$544,378	$–	$1,552,780

Life Operations:
Other Life	$–	$–	$117,866	$117,866
Annuity	–	–	41,716	41,716

Total Life Operations	$–	$–	$159,582	$159,582

Total	$1,008,402	$544,378	$159,582	$1,712,362

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, specie, middle markets and excess and surplus lines.

(2)	Other includes credit and surety, whole account contracts and other lines.

(3)	Certain reclassifications have been made to conform to current year presentation.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Restructuring and Asset Impairment Charges

During the third quarter of 2008 and most recently during the first quarter of 2009, expense reduction initiatives were implemented in order to reduce the Company’s operating expenses. The goal of these initiatives was to achieve enhanced efficiency and an overall reduction in operating expenses by streamlining processes across all geographic locations, with a primary emphasis on corporate functions. To date, this has been achieved through redundancies, increased outsourcing and the cessation of certain projects and activities. Charges have been recognized and accrued as restructuring and asset impairment charges and allocated to the Company’s reportable segments in accordance with FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” and FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Other costs that do not meet the criteria for accrual are being expensed as restructuring charges as they are incurred. In relation to the expense reduction initiative announced in the third quarter of 2008, the Company recorded restructuring and asset impairment charges totaling $52.7 million through to March 31, 2009, and expects to record further charges of approximately $0.1 million during the second quarter of 2009. In relation to the restructuring initiative announced in February 2009 that will result in a reduction of approximately 10% of the Company’s global workforce, the Company recorded restructuring and asset impairment charges totaling $38.8 million during the quarter ended March 31, 2009 and expects to record further restructuring charges of approximately $41.2 million. Restructuring charges relate mainly to employee termination benefits as well as costs associated with ceasing to use certain leased property accounted for as operating leases. Asset impairment charges relate primarily to the write-off of certain IT system and equipment costs previously capitalized. The Company recognizes an asset impairment charge when net proceeds expected from disposition of an asset are less than the carrying value of the asset and reduces the carrying amount of the asset to its estimated fair value. Restructuring and asset impairment charges noted above have been recorded in the Company’s income statement under ‘Operating Expenses.’

Total estimated costs the Company expects to incur in connection with the restructuring initiatives noted above as well as costs incurred during the quarter ended March 31, 2009 and total cumulative costs incurred through March 31, 2009 are as follows:

(U.S. dollars in millions)	Total Expected Costs	Costs Incurred During the Quarter Ended March 31, 2009	Cumulative Costs Incurred through March 31, 2009
Employee Termination Benefits	$95.8	$18.1	$61.9
Lease Termination and Other Costs	19.2	6.2	12.8
Asset Impairment Charges	17.8	16.4	16.8

Total	$132.8	$40.7	$91.5

These costs are allocated to the Company’s segments as follows:

(U.S. dollars in millions)	Total Expected Costs	Costs Incurred During the Quarter Ended March 31, 2009	Cumulative Costs Incurred through March 31, 2009
Insurance (1)	$68.3	$27.9	$55.4
Reinsurance (1)	10.4	3.3	7.2
Corporate	54.1	9.5	28.9

Total	$132.8	$40.7	$91.5

(1)	Includes allocated restructuring charges associated with eliminating the XL Financial Solutions business unit.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Restructuring and Asset Impairment Charges (Continued)

Activity related to restructuring and asset impairment charges for the quarter ended March 31, 2009 was as follows:

(U.S. dollars in millions)	Accrual at December 31, 2008	Costs Incurred During the Quarter Ended March 31, 2009	Amounts Paid and Assets Impaired During the Quarter Ended March 31, 2009	Balance of Liability at March 31, 2009
Employee Termination Benefits	$4.4	$18.1	$6.5	$16.0
Lease Termination and Other Costs	5.3	6.2	6.1	5.4
Asset Impairment	0.0	16.4	15.1	1.3

Total	$9.7	$40.7	$27.7	$22.7

6. Investments

The cost (amortized cost for fixed maturities and short-term investments), fair value, gross unrealized gains and gross unrealized (losses) of the Company’s investments at March 31, 2009 and December 31, 2008 were as follows:

March 31, 2009 (U.S. dollars in thousands) (Unaudited)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. Government and Government agency	$3,506,587	$188,507	$(6,658)	$3,688,436
Corporate	10,259,841	87,057	(2,337,164)	8,009,734
Mortgage and asset-backed securities	9,713,418	100,006	(2,161,980)	7,651,444
U.S. States and political subdivisions of the States	484,455	9,302	(19,819)	473,938
Non-U.S. Sovereign Government	3,375,243	154,815	(113,236)	3,416,822

Total fixed maturities	$27,339,544	$539,687	$(4,638,857)	$23,240,374

Total short-term investments	$2,163,214	$4,511	$(31,307)	$2,136,418

Total equity securities	$144,618	$1,261	$(10,168)	$135,711

December 31, 2008 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. Government and Government agency	$3,649,168	$334,302	$(5,128)	$3,978,342
Corporate	11,187,246	80,049	(1,978,692)	9,288,603
Mortgage and asset-backed securities	10,414,546	85,838	(1,974,128)	8,526,256
U.S. States and political subdivisions of the States	486,394	5,229	(22,853)	468,770
Non-U.S. Sovereign Government	3,253,123	224,094	(102,820)	3,374,397

Total fixed maturities	$28,990,477	$729,512	$(4,083,621)	$25,636,368

Total short-term investments	$1,500,767	$4,258	$(38,702)	$1,466,323

Total equity securities	$337,765	$31,632	$(7,578)	$361,819

The Company had gross unrealized losses totaling $4,680.3 million at March 31, 2009, which it considers to be temporarily impaired. Individual security positions comprising this balance have been evaluated by management, based on specified criteria, to determine if these impairments should be considered other than temporary. These criteria include an assessment of the severity and length of time

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Investments (Continued)

securities have been impaired, along with management’s assessment as to whether it believes it will continue to hold such securities to recovery, among other factors included below.

Factors considered in determining that additional other-than-temporary impairment charges were not warranted include; managements’ consideration of current and near term liquidity needs, an evaluation of the factors and time necessary for recovery, and the results of on-going retrospective reviews of security sales and the basis for such sales.

At March 31, 2009, there were $4,670.2 million of gross unrealized losses on fixed maturities and short-term investments, and $10.1 million of gross unrealized losses on equity securities. At December 31, 2008, there were $4,122.3 million of gross unrealized losses on fixed maturities and short-term investments, and $7.6 million of gross unrealized losses on equity securities. At March 31, 2009 and December 31, 2008, approximately 2.8% and 2.5%, respectively, of the Company’s fixed income investment portfolio at fair value was invested in securities which were below investment grade or not rated. Approximately 14.7% of the unrealized losses in the Company’s fixed income securities portfolio at March 31, 2009 related to securities that were below investment grade or not rated. The information shown below about the unrealized losses on the Company’s investments at March 31, 2009 relates to the potential affect upon future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary declines.

The following is an analysis of how long each of those securities at March 31, 2009 had been in a continual unrealized loss position:

March 31, 2009 (U.S. dollars in thousands) (Unaudited)	Less than 12 months		Equal to or greater than 12 months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments:
U.S. Government and Government agency	$200,559	$7,641	$–	$–
Corporate	2,486,765	629,809	3,629,228	1,725,172
Mortgage and asset-backed securities	1,519,358	541,662	2,794,267	1,627,826
U.S. States and political subdivisions of the States	110,411	2,985	66,029	16,834
Non-U.S. Sovereign Government	821,905	77,019	202,756	41,216

Total fixed maturities and short-term investments	$5,138,998	$1,259,116	$6,692,280	$3,411,048

Total equity securities	$37,144	$10,168	$–	$–

The following is an analysis of how long each of those securities at December 31, 2008 had been in a continual unrealized loss position:

December 31, 2008 (U.S. dollars in thousands)	Less than 12 months		Equal to or greater than 12 months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments:
U.S. Government and Government agency	$103,040	$7,214	$–	$–
Corporate	3,641,376	633,371	4,005,267	1,363,661
Mortgage and asset-backed securities	3,267,052	720,424	2,921,326	1,253,704
U.S. States and political subdivisions of the States	201,048	9,774	37,328	13,079
Non-U.S. Sovereign Government	612,380	92,676	168,834	28,420

Total fixed maturities and short-term investments	$7,824,896	$1,463,459	$7,132,755	$2,658,864

Total equity securities	$188,614	$7,578	$–	$–

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

Gross unrealized losses of $4.7 billion at March 31, 2009 can be attributed to the following significant drivers:

•

gross unrealized losses of $1.3 billion related to the Company’s Life Operations investment portfolio, which had a fair value of $5.2 billion as at March 31, 2009. Of this, $676.6 million of gross unrealized losses related to $1.1 billion of exposures to corporate financial institutions including Tier One and Upper Tier Two securities. At March 31, 2009, this portfolio had average interest rate duration of 8.6 years, primarily denominated in U.K. Sterling and Euros. As a result of the long duration, significant gross losses have arisen as the fair values of these securities are more sensitive to prevailing government interest rates and credit spreads. This portfolio has limited turnover as it is matched to corresponding long duration liabilities. A hypothetical parallel increase in interest rates and credit spreads of 50 and 25 basis points, respectively, would increase the unrealized losses related to this portfolio at March 31, 2009 by approximately $209.7 million and $71.9 million, respectively. Given the long term nature of this portfolio, and the level of credit spreads as at March 31, 2009 relative to historical averages within the U.K. and Euro-zone as well as the Company’s liquidity needs at March 31, 2009, the Company believes that these assets will continue to be held until such time as they mature, or credit spreads revert to levels more consistent with historical averages.

•

gross unrealized losses of $1.3 billion related to the corporate holdings within the Company’s non-life fixed maturity portfolios, which had a fair value of $6.1 billion as at March 31, 2009. The Company believes these impairments are a function of the currently elevated levels of corporate credit spreads in the U.S. and globally, which spiked particularly during the third and fourth quarters of 2008 and continued, resulting in a severely depressed level of valuations. The amount of these gross losses has proven very volatile as a result of the severe deterioration in credit spreads in recent months. For example, the gross unrealized losses increased by approximately $458.3 million or 6.7% of amortized cost during the third and fourth quarters of 2008, a period in which U.S. corporate credit spreads increased by approximately 300 basis points from what were already elevated levels, excluding the impact of foreign currency movements and offset by the impact of interest rate declines. Corporate credit spreads have remained at this elevated level during the first quarter of 2009. The Company believes that the gross unrealized losses are a reflection of a severe premium being charged by the market for credit, rather than fundamental deterioration in the debt service capabilities of the issuers.

•

gross unrealized losses of $630.4 million related to the Topical Asset portfolio (which consists of the Company’s holdings of sub-prime non-agency securities, second liens, ABS CDOs with sub-prime collateral as well as Alt-A mortgage exposures), which had a fair value of $797.7 million as at March 31, 2009. The Company undertook a security level review of these securities and recognized charges to the extent it believed the intrinsic value of any security was below its amortized cost. The Company has recognized realized losses, consisting of charges for OTTI and realized cumulative losses from sales, of approximately $755.5 million since the beginning of 2007 and through March 31, 2009 on these asset classes.

The Company purchased a number of these assets to support the previously written GIC and funding agreement contracts and has announced its intention to reduce its exposure to these asset classes as part of its strategic portfolio realignment. The Company believes that based on market conditions and liquidity needs at March 31, 2009, this reduction will be realized through natural cash flows of the portfolio, and limited selective sales, rather than selling these assets into markets which continue to be illiquid and not reflective of the intrinsic value of these assets. The weighted average term-to-maturity of the sub-prime and Alt-A residential holdings within this portfolio at March 31, 2009 were 2.6 years and 3.1 years, respectively. The Company, based on current market conditions and liquidity needs as well as its assessment of the holdings, believes it will continue to hold these

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Investments (Continued)

securities until either maturity, or a return of liquidity and valuations more reflective of the intrinsic value of these holdings.

•

gross unrealized losses of $594.5 million related to the non-life portfolio of Core CDO holdings (defined by the Company as investments in non-mortgage collateralized debt obligations), which consisted primarily of collateralized loan obligations and had a fair value of $494.4 million as of March 31, 2009. The Company undertook a security level review of these securities and recognized charges to the extent it believed the intrinsic value of the security was below the amortized cost. The Company believes that the level of impairment is primarily a function of historically wide spreads in the collateralized loan obligations market during the period, driven by the high level of illiquidity in this market. The Company purchased a number of these assets to support the previously written GIC and Funding Agreement contracts and has announced its intention to reduce its exposure to this asset class over time as a part of its strategic portfolio realignment. The Company, based on current market conditions and liquidity needs as well as its assessment of the holdings, believes it is likely that the Company will continue to hold these securities until either maturity or a recovery of value, following which the Company intends to reduce its exposure to this asset class.

•

gross unrealized losses of $379.5 million related to the non-life portion of CMBS holdings, which had a fair value of $1.4 billion as at March 31, 2009. The Company’s holdings in CMBS are 96.6% rated AAA. The Company’s exposure to downgrades has been negligible, and it believes that the currently depressed pricing, which represents approximately 79.1% of the par value of the securities, is directly related to the 753 basis point widening in credit spreads within this market during 2008, as a result of the heightened risk premium attached to property collateral. This high level of credit spreads has been maintained in the first quarter of 2009. Our portfolio is highly diversified, has limited delinquencies and has experienced limited downgrades.

•

gross unrealized losses of $372.0 million related to the Company’s holdings in non-agency RMBS securities by prime mortgages. In the U.S., the average price on these securities declined to approximately 48% of par value at March 31, 2009, reflecting concerns over rising unemployment in the U.S. and the potential impact on previously high quality borrowers to meet their obligations. The Company undertook a security level review of these securities and recognized charges to the extent it believed the intrinsic value of any security was below its amortized cost.

The contractual maturities of fixed maturity securities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(U.S. dollars in thousands)	March 31, 2009 (Unaudited)		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after 1 through 5 years	$8,101,157	$7,592,082	$7,451,243	$6,987,957
Due after 5 through 10 years	4,163,023	3,803,615	5,316,304	5,097,672
Due after 10 years	5,361,946	4,193,233	5,808,384	5,024,483
Mortgage and asset-backed securities	9,713,418	7,651,444	10,414,546	8,526,256

	$27,339,544	$23,240,374	$28,990,477	$25,636,368

(1)	Included in the table above are $667.8 million and $980.6 million in Tier One and upper Tier Two securities, representing committed term debt and hybrid instruments senior to the common and preferred equities of the financial institutions, at fair value as at March 31, 2009 and December 31, 2008, respectively. These securities have been distributed in the table based on their call date and have net unrealized losses of $847.0 million and $637.1 million as at March 31, 2009 and December 31, 2008, respectively.

Management, in its assessment of whether securities in a gross unrealized loss position are temporarily impaired, considers the significance of the impairments. The Company had securities with gross unrealized losses of $2,297.2 million, with a fair value of $1,190.6 million, which as at March 31, 2009 were impaired by greater than 50% of amortized costs. The Company has evaluated each of these securities and believes it

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Investments (Continued)

is probable that the issuer will be able to satisfy all principal and interest payments, and believes that the current levels of impairments are a function of the currently extremely elevated levels of credit spreads.

Structured credit securities with gross unrealized losses representing greater than 50% of amortized cost represent $1,069.0 million of gross unrealized losses, with a fair value of $513.6 million. Of these gross unrealized losses, $807.9 million are rated investment grade. The Company has evaluated each of these holdings on a security-by-security basis in conjunction with its investments managers and utilizing additional corroborative modeling techniques, and believes these securities will satisfy all principal and interest payments. These securities include $246.4 million of Topical investments, $130.5 million of Core CDOs, $99.2 million of prime RMBS and $14.0 million of CMBS holdings.

Corporate securities with gross unrealized losses representing greater than 50% of amortized cost represent $1,212.1 million of gross unrealized losses, with a fair value of $669.4 million. Of these gross unrealized losses, $1,003.2 million are rated investment grade. Gross unrealized losses of $813.4 million are related to holdings of financial issuers, with the majority ($738.4 million) representing hybrid instruments. The Company believes these are high-grade issuers which will continue to service their principal and interest obligations.

Included in the gross unrealized losses associated with the Company’s corporate portfolio are gross unrealized losses of $117.1 million related to Tier One and Upper Tier Two securities that have been rated below investment grade by at least one major ratings agency. Of this total $115.3 million have gross unrealized losses representing greater than 50% of amortized cost. The Company has completed its review of this portfolio and believes, at this time, that these impairments remain temporary in nature. The primary basis for this conclusion was analysis of the fundamentals of these securities using a debt-based impairment model, which indicated these securities continue to meet their obligations, and the issuer has the ability to call these obligations at their call date. In addition, as these securities are below investment grade, for securities representing perpetual securities, the Company considered these securities using an equity-impairment model. Factors that were considered and supported that these impairments were temporary included that the vast majority of these securities had only recently been rated below-investment-grade, alternative ratings were available that indicated these securities remained investment grade, or the securities were only slightly below investment-grade. At March 31, 2009, the Company believes that it is likely that the fair values of these securities will ultimately increase to equal the cost basis over a reasonable period of time. However, there is a high degree of judgment in reaching this conclusion, including an assessment of how various governments will treat the perpetual preferred shareholding in the event of governmental intervention in these institutions’ operations. Management will closely monitor the developments related to these securities and will consider these developments on OTTI conclusions reached in future quarters.

The Company participates in a securities lending program operated by a third party banking institution, whereby certain assets are loaned out and for which the Company earns an incremental return. For securities on loan, the lending agent receives cash collateral generally worth 102 to 105% of the loaned securities which must be returned to the borrower upon return of the securities and which in the meantime is invested in a collateral pool managed by the banking institution. The collateral pool is subject to written investment guidelines with key objectives which includes safeguard of principal and adequate liquidity to meet anticipated needs with a maximum weighted average maturity of ninety days. At March 31, 2009 and December 31, 2008, $118.3 million and $238.5 million, respectively, of securities included in investments available for sale were loaned to various counterparties through the securities lending program. The cash collateral received as at March 31, 2009 and December 31, 2008 was $120.3 million and $242.8 million respectively. At March 31, 2009 and December 31, 2008, the value of the Company’s share of the collateral pool and investments available-for-sale held was $124.1 million and $231.0 million, respectively, in connection with these loans, and is included in cash and cash equivalents and investments available-for-sale, with a corresponding liability reflected in net payable for investments purchased. During the third quarter of 2008, the Company capped its maximum participation in the securities lending program at $300 million and is in the process of exiting the program.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Derivative Instruments

The Company enters into derivative instruments for both risk management and speculative purposes. The Company is exposed to potential loss from various market risks, and manages its market risks based on guidelines established by management. The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value with the changes in fair value of derivatives shown in the consolidated statement of income as “net realized and unrealized gains and losses on derivative instruments” unless the derivatives are designated as hedging instruments. The accounting for derivatives which are designated as hedging instruments is described in Note 2(b), “Significant Accounting Policies – Derivative Instruments”.

The following table summarizes information on the location and gross amounts of derivative fair values contained in the consolidated balance sheet as at March 31, 2009:

As at March 31, 2009 (U.S. dollars in thousands)	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments under FAS 133:
Interest rate contracts (1)	Other assets	$1,012,812	$361,071	Other Liabilities	$168,628	$(19,459)

Total derivatives designated as hedging instruments under FAS 133		$1,012,812	$361,071		$168,628	$(19,459)

Derivatives not designated as hedging instruments under FAS 133:
Investment Related Derivatives:
Interest rate exposure	Other assets	$65,073	$75	Other Liabilities	$–	$–
Foreign exchange exposure	Other assets	337,151	4,841	Other Liabilities	98,622	(2,081)
Credit exposure	Other assets	948,018	59,727	Other Liabilities	87,000	(2,023)
Financial market exposure	Other assets	11,342	–	Other Liabilities	828,800	(459)
Financial Operations Derivatives:
Credit exposure	Other assets	–	–	Other Liabilities	297,830	(7,103)
Other Non-Investment Derivatives:
Contingent capital facility	Other assets	350,000	–	Other Liabilities	–	–
Guaranteed minimum income benefit contract	Other assets	–	–	Other Liabilities	123,497	(31,537)
Modified coinsurance funds withheld contract	Other assets	75,964	380	Other Liabilities	–	–
Foreign exchange exposure	Other assets	200,000	–	Other Liabilities	–	–
Weather and Energy Derivatives:
Structured weather risk management products	Other assets	2,550	227	Other Liabilities	1,058	(1,220)
Power generation outage contracts	Other assets	–	–	Other Liabilities	2,590	(1,813)

Total derivatives not designated as hedging under FAS 133		$1,990,098	$65,250		$1,439,397	$(46,236)

(1)

The company holds cash collateral related to these derivative assets of $269.3 million. The collateral balance is included within cash and cash equivalents and the corresponding liability to return the collateral has been offset against the derivative asset within the balance sheet as appropriate under the ISDA master netting agreement.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Derivative Instruments (Continued)

(a) Derivative Instruments Designated as Fair Value Hedges

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

As at March 31, 2009, a portion of the Company’s liabilities are hedged against changes in the applicable designated benchmark interest rate. In addition, interest rate swaps are used to hedge the changes in fair value of certain fixed rate liabilities and fixed maturity securities due to changes in the designated benchmark interest rate.

The following table provides the total impact on earnings relating to derivative instruments formally designated as fair value hedges along with the impacts of the related hedged items for the three months ended March 31, 2009:

(U.S. dollars in thousands)	Three Months Ended March 31, 2009 (Unaudited)
	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) on Hedged Item Recognized in Income Attributable to Risk Being Hedged	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives designated as fair value hedges and related hedged items:
Interest rate exposure	Net realized and unrealized gains (losses) on derivatives	$62,639	$–	$1,311
Interest rate exposure	Net investment income	8,725	–	–
Deposit liabilities	Net realized and unrealized gains (losses) on derivatives	–	(64,804)	–
Fixed maturity securities	Net realized and unrealized gains (losses) on derivatives	–	854	–

Total		$71,364	$(63,950)	$1,311

(b) Derivative Instruments Designated as Cash Flow Hedges

During March 2007, the Company entered into an interest rate swap agreement in anticipation of the issuance of the 2027 Senior Notes, as described in Note 16, “Notes Payable and Debt Financing Arrangements” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. This transaction, which met the requirements of a cash flow hedge of a forecasted transaction under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” was entered into to mitigate the interest rate risk associated with the subsequent issuance of the 2027 Senior Notes. The gain on the settlement of the swap transaction on May 2, 2007 of $3.8 million was credited to Accumulated Other Comprehensive Income and is being amortized to interest expense over the 20-year term of the related debt. In addition, the Company entered into a treasury rate guarantee agreement in anticipation of the issuance of $300.0 million of 5.25% Senior Notes due September 15, 2014 during 2004. The loss on the settlement of the treasury rate guarantee transaction on August 18, 2004 of $6.3 million was charged to Accumulated Other Comprehensive Income and is being amortized to interest expense over the 10-year term of the related debt.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Derivative Instruments (Continued)

(b) Derivative Instruments Designated as Cash Flow Hedges (Continued)

The following table provides the total impact on earnings relating to derivative instruments formally designated as cash flow hedges for the three months ended March 31, 2009:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain / (Loss) reclassified from Accumulated OCI into Income	Amount of Gain / (Loss) on Hedged Item Recognized in Income Attributable to Risk Being Hedged	Location of Gain / (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain / (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives designated as cash flow hedges:
Interest rate exposure	$–	Interest expense	$(108)	Net realized and unrealized gains (losses) on derivatives	$–

Total derivatives designated as hedging instruments under FAS 133	$–		$(108)		$–

The following table provides the total impact on earnings relating to derivative instruments not formally designated as hedging instruments under FAS 133:

(U.S. dollars in thousands)	As at March 31, 2009 (Unaudited)
	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) recognized in Income on Derivative
Derivatives not designated as hedging instruments under FAS 133:
Investment Related Derivatives:
Interest rate exposure	Net realized and unrealized gains (losses) on derivatives	$873
Foreign exchange exposure	Net realized and unrealized gains (losses) on derivatives	(6,416)
Credit exposure	Net realized and unrealized gains (losses) on derivatives	1,036
Financial market exposure	Net realized and unrealized gains (losses) on derivatives	1,960
Financial Operations Derivatives:
Credit exposure	Net realized and unrealized gains (losses) on derivatives	5,585
Other Non-Investment Derivatives:
Contingent capital facility	Net realized and unrealized gains (losses) on derivatives	(2,030)
Guaranteed minimum income benefit contract	Net realized and unrealized gains (losses) on derivatives	(3,963)
Modified coinsurance funds withheld contract	Net realized and unrealized gains (losses) on derivatives	237
Foreign exchange exposure	Net realized and unrealized gains (losses) on derivatives	–
Weather and Energy Derivatives:
Structured weather risk management products	Net realized and unrealized gains (losses) on derivatives	–
Power generation outage contracts	Net realized and unrealized gains (losses) on derivatives	–

Total derivatives not designated as hedging under FAS 133		$(2,718)

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Derivative Instruments (Continued)

(b) Derivative Instruments Designated as Cash Flow Hedges (Continued)

The Company’s objectives in using these derivatives are explained in sections (c) through (f) of this note below.

(c) Investment Related Derivatives

The Company, either directly or through its investment managers, may use derivative instruments within its investment portfolio, including interest rate swaps, inflation swaps, credit derivatives (single name and index credit default swaps), options, forward contracts and financial futures (foreign exchange, bond and stock index futures), primarily as a means of economically hedging exposures to interest rate, credit spread, equity price changes and foreign currency risk or in limited instances for investment purposes. The Company is exposed to credit risk in the event of non-performance by the counterparties under any swap contracts although the Company generally seeks to use credit support arrangements with counterparties to help manage this risk.

Investment Related Derivatives – Interest Rate Exposure

The Company utilizes risk management and overlay strategies that incorporate the use of derivative financial instruments, primarily to manage its fixed income portfolio duration and exposure to interest rate risks associated with certain of its assets and liabilities. The Company uses interest rate swaps to convert certain liabilities from a fixed rate to a variable rate of interest and may also use them to convert a variable rate of interest from one basis to another.

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

Investment Related Derivatives – Credit Exposure

Credit derivatives are purchased within the Company’s investment portfolio in the form of single name and basket credit default swaps, which are used to mitigate credit exposure through a reduction in credit spread duration or exposure to selected issuers, including issuers that are not held in the underlying bond portfolio. (i.e. macro credit strategies rather than single-name credit hedging).

Investment Related Derivatives – Financial Market Exposure

Stock index futures are purchased with the Company’s investment portfolio in order to create synthetic equity exposure and to add value to the portfolio with overlay strategies where market inefficiencies are believed to exist. The Company previously wrote a number of resettable strike swaps contracts relating to an absolute return index and diversified baskets of funds. Finally, from time to time, the Company may enter into other financial market exposure derivative contracts on various indices including, but not limited to, inflation, commodity and correlation contracts.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Derivative Instruments (Continued)

(d) Financial Operations Derivatives – Credit Exposure

Credit derivatives have been sold through a limited number of contracts written as part of the Company’s previous XL Financial Solutions business, and were entered into through the Company’s prior reinsurance agreements with Syncora, as described below. Following the secondary sale of Syncora common shares, the Company retained some credit derivative exposures written by Syncora and certain of its subsidiaries through reinsurance agreements that had certain derivatives exposures embedded within them. The change in value of the derivative portion of the financial guarantee reinsurance agreements the Company had with Syncora was included in “Net (loss) income from operating affiliates.” Following the closing of the Master Agreement during August 2008, as described in Note 4, “Syncora Holdings Ltd.” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which terminated certain reinsurance and other agreements, these credit derivative exposures were eliminated by virtue of the commutation of the relevant reinsurance agreements.

As of March 31, 2009 and December 31, 2008 the remaining credit derivative exposure outside of the Company’s investment portfolio consisted of 2 and 23 contracts, respectively, written by the Company that provide credit protection on senior tranches of structured finance transactions with total insured contractual payments outstanding of $297.8 million ($248.6 million principal and $49.2 million interest), and $639.5 million ($499.5 million principal and $140.0 million of interest), weighted average contractual term to maturity of 6.9 years and 5.7 years, a total liability recorded of $7.1 million and $28.6 million, respectively, and an average rating of AA underlying obligations at each of March 31, 2009 and December 31, 2008. As of March 31, 2009, there were no reported events of default on the underlying obligations. Credit derivatives are recorded at fair value, which is determined using either models developed by the Company or third party prices and are dependent upon a number of factors, including changes in interest rates, future default rates, credit spreads, changes in credit quality, future expected recovery rates and other market factors. The change resulting from movements in credit and credit quality spreads is unrealized as the credit derivatives are not traded to realize this resultant value.

(e) Other Non-Investment Derivatives

The Company enters into derivatives as part of its contingent capital facilities including put options, interest rate swaps, and asset return swaps. These derivatives are recorded at fair value with changes in fair value recognized in earnings.

The Company also has derivatives embedded in certain reinsurance contracts. For a particular life reinsurance contract, the Company pays the ceding company a fixed amount equal to the estimated present value of the excess of guaranteed benefit GMIB over the account balance upon the policyholder’s election to take the income benefit. The fair value of this derivative is determined based on the present value of expected cash flows. In addition, the Company has modified coinsurance and funds withheld reinsurance agreements that provide for a return based on a portfolio of fixed income securities. As such, the agreements contain embedded derivatives. The embedded derivative is bifurcated from the funds withheld balance and recorded at fair value with changes in fair value recognized in earnings through net realized and unrealized gains and losses on derivative instrument.

(f) Weather and Energy Derivatives

Prior to August 2008, the Company offered weather and energy risk management products in insurance or derivative form to end-users and managed the risks in the OTC and exchange traded derivative markets or through the use of quota share or excess of loss arrangements. However, as part of the Company’s strategy to focus on its core lines of business within its Insurance and Reinsurance segments, the Company closed this unit in August 2008 and ceased writing such weather and energy risk management products. Weather and energy derivatives are recorded at fair value, which is determined through the use of quoted market prices where available. Where quoted market prices are unavailable, the fair values are estimated using available market data and internal pricing models based upon consistent statistical methodologies. Estimating fair value of

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Derivative Instruments (Continued)

(f) Weather and Energy Derivatives (Continued)

instruments that do not have quoted market prices requires management’s judgment in determining amounts that could reasonably be expected to be received from, or paid to, a third party in settlement of the contracts. The amounts could be materially different from the amounts that might be realized in an actual sale transaction. Fair values are subject to change in the near-term and reflect management’s best estimate based on various factors including, but not limited to, actual and forecasted weather conditions, changes in commodity prices, changes in interest rates and other market factors.

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

The Company may also enter into forward foreign exchange contracts to economically hedge foreign currency exposures as part of its treasury operations.

(g) Contingent Credit Features

Certain of the Company’s derivative instruments contain provisions that require the Company to maintain certain ratings from each of the major credit rating agencies. If the Company’s ratings were to fall below the minimum requirements it would be in violation of these provisions and the counterparty to the contracts could request a termination of the derivative instruments resulting the requirement for the Company to settle the derivatives in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2009 is $10.5 million for which the company has not been required to post any collateral amounts. If the credit-risk related features had been triggered on these contracts on March 31, 2009, the Company may have either been required to post collateral or settle the liabilities in full with its counterparties.

8. Notes Payable and Debt and Financing Arrangements

In December 2005, the Company issued 29.8 million 7.0% Equity Security Units (the “7.0% Units”) in a public offering. Each 7.0% Unit had a stated amount of $25.00 and consisted of (a) a purchase contract pursuant to which the holder agreed to purchase, for $25.00, a variable number of shares of the Company’s Class A ordinary shares on February 15, 2009 and (b) a one-fortieth, or 2.5% in the 2011 Senior Notes. The 2011 Senior Notes were pledged by the holders to secure their obligations under the purchase contracts. The number of shares issued under the purchase contracts was adjustable based on, among other things, the average share price of the Company for the twenty consecutive trading days ending on the third trading day immediately preceding the stock purchase date and the dividend rate of the Company. In mid-February 2009, the 2011 Senior Notes were remarketed whereby the interest rate was reset in order to generate sufficient remarketing proceeds to satisfy the 7.0% Unit holders’ obligations under the purchase contracts. The Company purchased and retired the aggregate principle amount of the 2011 Senior Notes as a part of that remarketing. On February 15, 2009, the purchase contracts matured and the Company issued Class A ordinary shares in connection therewith. Each purchase contract provided for the sale by the Company of 0.38461 Class A Ordinary shares (the “Shares”) at a price of $25.00. The settlement of the purchase contracts resulted in the Company’s issuance of an aggregate of 11,461,080 Shares for net proceeds of approximately $745.0 million, which was used to retire the 2011 Senior Notes.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Share Capital

In connection with the maturity of the purchase contracts associated with the 7.0% Units, the Company issued 11,461,080 shares for net proceeds of approximately $745.0 million, which was used to retire the 2011 Senior Notes.

On March 26, 2009, the Company completed a cash tender offer for its outstanding Series C Preference Ordinary Shares that resulted in approximately 12.7 million Series C Preference Ordinary Shares with a liquidation value of $317.3 million being purchased by the Company for approximately $104.7 million plus accrued and unpaid dividends, combined with professional fees totaling $0.8 million. As a result, a book value gain of approximately $211.8 million was recorded in the first quarter of 2009 to common shareholders.

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

11. Related Party Transactions

At March 31, 2009 and December 31, 2008, the Company owned noncontrolling stakes in nine independent investment management companies (“Investment Manager Affiliates”) totaling $190.0 million and $211.7 million, respectively. The Company sought to develop relationships with specialty investment management organizations, generally acquiring an equity interest in the business. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates and through these funds and partnerships pay management and performance fees to the Company’s Investment Manager Affiliates.

In the normal course of business, the Company enters into certain quota share reinsurance contracts with a subsidiary of one of its other strategic affiliates, ARX Holding Corporation. During the quarter ended March 31, 2009, these contracts resulted in reported net premiums of $10.3 million, net paid claims of $8.1 million and reported acquisition costs of $5.8 million. During the same period in 2008, these contracts resulted in reported net premiums of $21.5 million, net paid claims of $6.2 million and reported acquisition costs of $10.0 million. Management believes that these transactions are conducted at market rates consistent with negotiated arms-length contracts.

In the normal course of business, the Company enters into cost sharing and service level agreement transactions with certain other strategic affiliates, which management believes to be conducted consistent with arms-length rates. Such transactions, individually and in the aggregate, are not material to the Company’s financial condition, results of operations and cash flows.

12. Variable Interest Entities

The Company utilizes variable interest entities both indirectly and directly in the ordinary course of business. The Company invests in equity tranches (or similar instruments) of CDOs, CBOs and other investment vehicles that are issued through variable interest entities as part of the Company’s risk asset portfolio. Certain collateral facilities and contingent capital facilities are also structured using variable interest entities, in which the Company has a variable interest. The Company was not the primary beneficiary and therefore does not consolidate any of these entities. In addition, the Company does not believe that any of such interests would be characterized as significant to the Company.

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Variable Interest Entities (Continued)

The Company considers the significance of its share of the entity’s expected losses and expected residual returns in relation to the Company’s consolidated results of operations, whether the Company holds a first loss portion in the entity, and the rating of its exposure and probability of loss.

13. Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent

	(Unaudited) Three Months Ended March 31,
	2009	2008 (1)
Basic earnings per ordinary share:
Net income	$3,097	$244,373
Less: preference share dividends	(36,534)	(32,500)
Add: gain on redemption of Series C Preference Ordinary Shares	211,816	–

Net income available to ordinary shareholders	$178,379	$211,873

Weighted average ordinary shares outstanding	336,217	178,357
Basic earnings per ordinary share	$0.53	$1.19

Diluted earnings per ordinary share:
Net income	$3,097	$244,373
Less: preference share dividends	(36,534)	(32,500)
Add: gain on redemption of Series C Preference Ordinary Shares	211,816	–

Net income available to ordinary shareholders	$178,379	$211,873

Weighted average ordinary shares outstanding – basic	336,217	178,357
Average stock options outstanding	1	–

Weighted average ordinary shares outstanding – diluted	336,218	178,357

Diluted earnings per ordinary share	$0.53	$1.19

Dividends per ordinary share	$0.10	$0.38

(1)	Basic and diluted earnings per ordinary share was adjusted for 2008 as noted below.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share (“EPS”) pursuant to the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share.” A share-based payment award that contains a non- forfeitable right to receive cash when dividends are paid to common shareholders irrespective of whether that award ultimately vests or remains unvested shall be considered a participating security as these rights to dividends provide a non-contingent transfer of value to the holder of the share-based payment award. Accordingly, these awards should be included in the computation of basic EPS pursuant to the two-class method. Under the terms of the Company’s restricted stock awards, grantees are entitled to the right to receive dividends on the unvested portions of their awards. There is no requirement to return these dividends in the event the unvested awards are forfeited in the future. Accordingly, this FSP had an impact on the Company’s EPS calculations. The guidance in this FSP was effective for the Company as of January 1, 2009. All prior period EPS data presented has been adjusted retrospectively to conform to the provisions of the FSP. The impact of the adoption of FSP EITF 03-6-1 on the earnings per share for the three months ended March 31, 2009 was as follows:

XL CAPITAL LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent (Continued)

(U.S. dollars in millions)	2008 – As adjusted	2008 – As originally reported
Weighted average ordinary shares and ordinary share equivalents outstanding – basic	178,357	176,336
Weighted average ordinary shares and ordinary share equivalents outstanding – diluted	178,357	176,827
Earnings per ordinary share and ordinary share equivalent – basic	$1.19	$1.20
Earnings per ordinary share and ordinary share equivalent – diluted	$1.19	$1.20

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the audited Consolidated Financial Statements and notes thereto, presented under Item 7 and Item 8, respectively, of the Company’s Form 10-K for the year ended December 31, 2008.

Executive Overview

See “Executive Overview” in Item 7 of the Company’s Form 10-K for the year ended December 31, 2008.

Results of Operations

The following table presents an analysis of the Company’s net income available to ordinary shareholders and other financial measures (described below) for the three months ended March 31, 2009 and 2008:

(U.S. dollars and shares in thousands, except per share amounts)	(Unaudited) Three Months Ended March 31,
	2009	2008 (1)
Net income available to ordinary shareholders	$178,379	$211,873
Earnings per ordinary share – basic	$0.53	$1.19
Earnings per ordinary share – diluted	$0.53	$1.19
Weighted average number of ordinary shares and ordinary share equivalents – basic	336,217	178,357
Weighted average number of ordinary shares and ordinary share equivalents – diluted	336,218	178,357

(1)

Basic and diluted earnings per ordinary share was adjsuted for 2008. For further information, see Note 13 to the Consolidated Financial Statements, “Computation of Earnings per Ordinary Share and Ordinary Share Equivalents.”

The Company’s net income and other financial measures as shown below for the three months ended March 31, 2009 have been affected by, among other things the following significant items:

1) Impact of credit market movements on the Company’s investment portfolio and investment fund affiliates

During the quarter ended March 31, 2009, financial market conditions continued to be extremely challenging as the global credit crisis that began in July 2007, continued to adversely impact global markets. This unprecedented market volatility directly and materially affected the Company’s results of operations and investment portfolio during the quarter ended March 31, 2009. The credit markets experienced a period of extreme deterioration during 2008, and continuing with certain sectors in early 2009, negatively impacting market liquidity conditions. As a result, the market for fixed-income instruments continued to experience decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Domestic and international equity markets also continued to experience heightened volatility and turmoil.

During the first quarter of 2009, the Company’s holdings of Tier One and Upper Tier Two securities (representing committed term debt and hybrid instruments senior to the common and preferred equities of the financial institutions) were particularly impacted by current market conditions, resulting in an increase in net unrealized losses in this portfolio of $195.2 million. In addition, the Company recognized charges for other than temporary impairments of $80.7 million as the Company participated in exchange offers related to Royal Bank of Scotland and Lloyds HBOS. In addition, during the first quarter of 2009, the Company’s holdings in non- agency residential mortgage product and Core CDO’s deteriorated as a result of escalated loss assumptions in the underlying collateral pool. This resulted in an increase in net unrealized losses of $47.9 million and $125.0 million, and other than temporary impairments of $144.0 and $19.4 million on non-agency residential mortgages and Core CDO’s, respectively.

The following table summarizes the impact on the current quarter’s mark-to-market of the assets classes mentioned above:

(U.S. dollars in millions)	Quarter Ended March 31, 2009
	Realized (Loss) and (Impairments)	Change in Net Unrealized (Loss)
Tier One and Upper Tier Two Securities	$(90.0)	$(195.2)

Non-agency RMBS:
Sub-prime first lien mortgages	$(52.5)	$3.0
Alt-A mortgages	(32.2)	(31.7)
Second lien mortgages (including sub-prime second lien mortgages)	(1.9)	(8.2)
ABS CDOs with sub-prime collateral	(8.5)	5.8
Prime mortgages	(43.7)	(21.2)
Jumbo mortgages	(9.9)	4.4

	$(148.7)	$(47.9)

Core CDO’s:	$(22.7)	$(125.0)

The following table provides further detail regarding the extreme volatility in the global credit markets, as well as in government interest rates using some sample market indices:

	Interest Rate Movement for the quarter ended March 31, 2009 (1) (‘+’/‘-’ represents an increase/decreases in interest rates)	Credit Spread Movement for the quarter ended March 31, 2009 (2) (‘+’/‘-’ represents a widening/narrowing of credit spreads)
United States	+ 11 basis points (5 year Treasury)	- 25 basis points (US Corporate A rated)
- 78 basis points (US Agency RMBS, AAA rated)
+ 3 basis points (US CMBS, AAA rated)
United Kingdom	+ 15 basis points (10 year Gilt)	+ 45 basis points (UK Corporate, AA rated)
Euro-zone	- 9 basis points (5 year Bund)	+ 5 basis points (Europe Corporate, A rated)

(1)	Source: Bloomberg Finance L.P.

(2)	Source: Merrill Lynch Global Indices (maintained by Barclays)

The net impact of the market conditions on the Company’s investment portfolio for the quarter ended March 31, 2009 resulted in net realized losses of $251.9 million and an increase in net unrealized losses on available-for-sale investments of $790.4 million. This represents approximately a 3.9% deterioration on average assets for the quarter ended March 31, 2009. See Item 1A, “Risk Factors,” “Deterioration in the public debt and equity markets could lead to additional investment losses” and “We are exposed to significant capital markets risk related to changes in interest rates, credit spreads, equity prices and foreign exchange rates which may adversely affect our results of operations, financial condition or cash flows,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Net realized losses on investments in the three months ended March 31, 2009 included net realized losses of approximately $285.0 million related to the write-down of certain of the Company’s fixed income, equity and other investments, where the Company determined that there was an other than temporary decline in the value of those investments. Of the other-than-temporary impairments, $117.5 million related to changes of intent to hold, of which $66.3 million was within the Company’s life operations. See below for further information.

As noted above, $244.1 million of impairments related to Tier One and Upper Tier Two securities, Non-Agency RMBS and Core CDOs. $84.7 million related to securities with sub-prime and Alt-A collateral which are included in the table above. The remaining impairment during the first quarter of 2009 was spread across the portfolio including structured credit, equity and other fixed income investments. Consistent with prior quarters, management continues to evaluate the impairment of the portfolio and satisfy itself that the remaining gross unrealized losses are temporary in nature.

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

Alternative investment portfolio

Net loss from investment fund affiliates was $26.9 million in the quarter ended March 31, 2009. This was primarily driven by net losses of $42.9 million within the Company’s private investments, which is recorded on a quarter lag and reflects deterioration in the fourth quarter of 2008 on the valuation of comparative investments used to determine fair value. These losses were partially offset by income from alternative fund affiliates of $16.0 million reflecting improving market conditions for credit and global focused alternative managers.

2) Factors Impacting the Underwriting Environment

Insurance

With regards to market conditions within the core lines of business of the Insurance segment, first quarter 2009 renewals reflected continued competitive pressures. Renewals reflected an aggregate price decrease of approximately 2.0% for the entire book, largely influenced by single digit rate declines in the Insurance segment’s European January renewals. Premium rates increased approximately 1% in core professional lines, with a 12% increase in financial institutions, 6% in marine and offshore energy and 7% in the Company’s specie book. Property and casualty rates reflected low single digit decreases of approximately 4%. Data for February and March showed some rate improvement, with moderate increases in property and some specialty lines and a lessoning of casualty rate decreases.

Gross premiums written were impacted by the Company’s decision to reduce its writings of long-term agreements, exit some specific sub-lines of business and by unfavorable foreign exchange rate movements following the significant strengthening of the U.S. Dollar over the past six months. In addition, while market conditions impacted rates as noted above, the credit rating downgrade by S&P in December 2008 also negatively impacted some renewals as well as new business opportunities, resulting in a decrease in gross premiums written. As well, weakened economic conditions resulted in declining ratable exposure bases and risk managers capping spending and diversifying their exposures by spreading limits across multiple carriers. These conditions impacted renewals across several lines of business, in particular professional lines and excess casualty lines and new business flow was also negatively impacted across most lines. As the quarter proceeded, the Company did see improving underlying trends in several metrics, including submissions and renewals.

The following table provides an analysis of gross premiums written, net premiums written and net premiums earned for the Insurance segment for the three month periods ended March 31, 2009 and 2008:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended March 31, 2009			(Unaudited) Three Months Ended March 31, 2008
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Casualty – professional lines	$213,805	$202,861	$316,189	$304,386	$267,862	$345,567
Casualty – other lines	311,748	207,507	154,505	490,735	335,571	219,268
Property catastrophe	2	2	2	(30)	(1,105)	766
Other property	196,442	140,022	110,598	334,915	225,682	131,014
Marine, energy, aviation, and satellite	194,402	146,422	147,648	234,491	186,732	171,087
Other specialty lines (1)	171,682	131,751	170,097	239,146	188,802	163,176
Other (2)	2,954	3,393	6,210	4,669	(37,079)	(36,374)
Structured indemnity	210	210	4,862	20,037	17,387	13,898

Total	$1,091,245	$832,168	$910,111	$1,628,349	$1,183,852	$1,008,402

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, and excess and surplus lines.

(2)	Other includes employers’ liability, surety, political risk and other lines.

Reinsurance

Across the Reinsurance segment, January 1, 2009 renewals resulted in a moderate rise in premium rates across most major lines of business. Market conditions continued to harden as a result of the reduction in available reinsurer capital, due in part to the credit and liquidity crisis, causing a firming in market pricing across most lines of business. U.S. and non-U.S. catastrophe exposed property lines experienced rate increases of approximately 15% and 5% respectively, while other property lines in the U.S. were generally flat. While U.S. casualty rates, excluding D&O, were down slightly, casualty motor rates in Europe saw increases of up to 10% with rates in other casualty lines remaining flat. In addition, aviation and marine lines of business experienced rate increases of between 5 to 10%.

While rate changes have positively impacted gross premiums written, such increases have been more than offset by the Company’s focus on short-tail lines, certain lost renewals and reduced shares on certain accounts as a result of the S&P ratings downgrade in December 2008, most notably within the Company’s European based reinsurance operations. In addition, unfavorable foreign exchange rate movements negatively impacted gross premiums written as a result of the increase in the value of the U.S. Dollar against most major currencies over the past six months.

The following table provides an analysis of gross premiums written, net premiums written and net premiums earned for the Reinsurance segment for the three month periods ended March 31, 2009 and 2008:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended March 31, 2009			(Unaudited) Three Months Ended March 31, 2008
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Casualty – professional lines	$60,288	60,288	53,122	$82,910	$82,908	$66,621
Casualty – other lines	88,006	85,005	71,655	176,942	171,459	117,889
Property catastrophe	203,468	191,868	70,696	244,060	216,206	93,149
Other property	277,868	193,962	142,760	289,455	226,935	179,601
Marine, energy, aviation, and satellite	46,878	43,895	21,281	68,919	66,317	31,550
Other (1)	111,649	99,299	52,093	206,385	185,002	54,499
Structured indemnity	(1,174)	(1,174)	(31)	3,874	3,874	1,069

Total	$786,983	673,143	411,576	$1,072,545	$952,701	$544,378

(1)	Other includes employers’ liability, surety, political risk and other lines.

3) Higher favorable prior year reserve development and lower levels of catastrophe losses

During the first three months of 2009, the Company incurred net favorable prior year reserve development in property and casualty operations of $90.2 million compared to $67.0 million for the same period in 2008. Reinsurance favorable development accounted for $83.5 million of the favorable development in 2009, with the balance from the Insurance segment. In addition, net losses incurred were lower during the first quarter of 2009 as compared the same period in 2008 as a result of a lower level of catastrophe losses and the lower level of exposures resulting from reduced premium writings over the past year. For further details see the segment results in the Income Statement Analysis below.

4) Redemption of Series C Preference Ordinary Shares

On March 26, 2009, the Company completed a cash tender offer for its outstanding Series C Preference Ordinary Shares that resulted in approximately 12.7 million Series C Preference Ordinary Shares with a liquidation value of $317.3 million being purchased by the Company for approximately $104.7 million plus accrued and unpaid dividends, combined with professional fees totaling $0.8 million. As a result, a book value gain of approximately $211.8 million was recorded in the first quarter of 2009 to common shareholders.

Financial Measures

The following are some of the financial measures management considers important in evaluating the Company’s operating performance:

(U.S. dollars and shares in thousands, except ratios and per share amounts)	(Unaudited) Three Months Ended March 31,
	2009	2008
Underwriting profit – property and casualty operations	$104,903	$108,071
Combined ratio – property and casualty operations.	93.0%	93.6%
Net investment income – property and casualty operations (1)	$242,166	$308,041
Annualized return on average shareholders’ equity	13.9%	9.9%

	(Unaudited) March 31, 2009	December 31, 2008
Book value per ordinary share	$15.02	$15.46
Fully diluted book value per ordinary share (2)	$15.02	$15.46

(1)	Net investment income relating to property and casualty operations does not include the net investment income related to the net results from structured products.

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

Underwriting profit – property and casualty operations

One way that the Company evaluates the performance of its insurance and reinsurance operations is the underwriting profit or loss. The Company does not measure performance based on the amount of gross premiums written. Underwriting profit or loss is calculated from premiums earned and fee income, less net losses incurred and expenses related to underwriting activities, plus unrealized foreign exchange gains and losses on underwriting balances. Underwriting profit in the three month period ended March 31, 2009 is primarily reflective of the combined ratio discussed below.

Combined ratio – property and casualty operations

The combined ratio for property and casualty operations is used by the Company and many other insurance and reinsurance companies as another measure of underwriting profitability. The combined ratio is calculated from the net losses incurred and underwriting expenses as a ratio of the net premiums earned for the Company’s insurance and reinsurance operations. A combined ratio of less than 100% indicates an underwriting profit and greater than 100% reflects an underwriting loss. The Company’s combined ratio for the three months ended March 31, 2009, is lower than the same period in the previous year, primarily as a result of a decrease in the loss and loss expense ratio, partially offset by an increase in the underwriting expense ratio. The lower loss and loss expense ratio resulted from lower current year attritional losses, primarily in property lines, combined with higher favorable prior year development. The increased underwriting expense ratio has been driven largely by increases in operating expenses against lower net premiums earned. Operating expenses increased mainly as a result of the Company’s restructuring activities as described below.

Net investment income – property and casualty operations

Net investment income related to property and casualty operations is an important measure that affects the Company’s overall profitability. The largest liability of the Company relates to its unpaid loss reserves, and the Company’s investment portfolio provides liquidity for claims settlements of these reserves as they become due, and thus a significant part of the portfolio is invested in fixed income securities. Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates and credit spreads and changes in overall asset allocation. Net investment income related to property and casualty operations decreased by $65.9 million during the first quarter of 2009 as compared to same period in the prior year. Overall, portfolio yields have decreased as yields earned on investment of cash flows and reinvestment of maturing or sold securities are generally lower than on securities previously held, as prevailing market interest rates have decreased over the last year. In addition, the portfolio mix has changed as a result of the settlement of the GIC liabilities during 2008, as the property and casualty operations assumed a number of the floating rate securities that previously supported this business. In addition, the Company increased its allocation to lower yielding U.S. Treasuries, cash and agencies as a result of the continued de-risking of the portfolio and to increase liquidity.

Book value per ordinary share

Management also views the change in the Company’s book value per ordinary share as an additional measure of the Company’s performance. Book value per share is calculated by dividing ordinary shareholders’ equity by the number of outstanding ordinary shares at any period end. Book value per ordinary share is affected primarily by the Company’s net income (loss), by any changes in the net unrealized gains and losses on its investment portfolio, currency translation adjustments and also the impact of any share repurchase or issuance activity. Book value per ordinary share decreased slightly by $0.44 in the first three months of 2009 as compared to a decrease of $4.19 in the first three months of 2008. The decrease is primarily as a result of an increase in net unrealized losses on investments of approximately $0.8 billion, net of tax, as a result of widening credit spreads on hybrid securities, non-agency RMBS and CLOs, as well as increasing interest rates in the U.S. In addition, the decrease resulted from unfavorable foreign currency translation adjustments of $95.3 million as a result of the strengthening of the U.S. dollar against most major currencies during the first quarter of 2009. Partially offsetting the decrease in book value per ordinary share was the issuance of 11,461,080 shares issued at $65.00 per share upon the maturity of the purchase contracts associated with the 7.0% Units as such issuance was accretive to book value. In addition, book value per ordinary share increased as a result of net income available to common shareholders of $178.4 million which included a $211.8 million gain associated with the purchase of a portion of the Company’s Series C Preference Ordinary Shares as described below.

Annualized return on average ordinary shareholders’ equity

Annualized return on average ordinary shareholder’s equity (“ROE”) is another financial measure that management considers important in evaluating the Company’s operating performance. ROE is calculated by dividing the net income for any period by the average of the opening and closing ordinary shareholders’ equity. The Company establishes minimum target ROEs for its total operations, segments and lines of business. If the Company’s minimum ROE targets over the longer term are not met with respect to any line of business, the Company seeks to modify and/or exit these lines. In addition, the Company’s compensation of its senior officers is significantly dependent on the achievement of the Company’s performance goals to enhance shareholder value as measured by ROE (adjusted for certain items considered to be ‘non-operating’ in nature). In the first quarter of 2009, ROE was 13.9%, 4.0 percentage points higher than the prior year mainly as a result of net income to common shareholders of $178.4 million against lower levels of shareholders equity. Shareholders equity decreased over the past twelve months mainly as a result of the Company’s net loss recorded throughout 2008 as well as from increases in unrealized losses on investments and unfavorable foreign exchange translation adjustments during this period. Included in net income to common shareholders during the quarter ended March 31, 2009, was a $211.8 million gain associated with the purchase of a portion of the Company’s Series C Preference Ordinary Shares as described below. In the first quarter of 2008, ROE was 9.9% due to underwriting profit and net investment income related to its property and casualty operations, combined with investment fund affiliate income.

Other Key Focuses of Management

See the discussion of the Other Key Focuses of Management in Item 7 of the Company’s Form 10-K for the year ended December 31, 2008. That discussion is updated with the disclosures set forth below.

Throughout the latter part of 2008 and into early 2009, the Company remains focused on, among other things, simplifying the Company’s business model to focus on core property and casualty business and enhancing its enterprise risk management capabilities. Details relating to these initiatives are highlighted below.

Simplify the Company’s Business Model and Enhance Risk Management

In relation to these objectives, certain initiatives that have taken place or are underway include the following:

•

Focus on P&C Businesses: As previously announced, the Company is focusing on those lines of business within its Insurance and Reinsurance segments that provide the best return on capital. As such, the Company will continue to be highly selective on new business, emphasize short-tail lines, where applicable, in the Company’s Reinsurance segment, exit other businesses (e.g., Casualty facultative business), non-renew certain insurance programs, as well as continue to reduce long-term agreements (within the Insurance segment) in order to capture the benefit of hardening markets. In addition, the Company recently completed a strategic review of its Life reinsurance business. In connection therewith, the Company announced that it sold renewal rights to its European life, accident and health reinsurance business, a relatively small block of business and it will run-off its existing book of U.K. and Irish life and annuity business. In addition, the Company will continue to explore options with regards to its U.S. life reinsurance business.

•

Enterprise Risk Management: The Company is focused on enhancing its risk management capabilities throughout all facets of its operations. This initiative is led by the Company’s Chief Enterprise Risk Officer (“CERO”) and is supported by, among others, the Company’s Enterprise Risk Management Committee (the “ERM Committee”) comprised of the most senior risk takers and managers of the Company. The ERM Committee will continue to assist with the efficient identification, assessment, monitoring and reporting of key risks across the Company.

•

Simplify Investment Portfolio Over Time: The Company has continued to reposition the Company’s investment portfolio to one that supports a P&C focused operation so that a) book value volatility particularly related to credit spreads arising from the portfolio is reduced, b) a reduction in lower rated corporate securities and financial issuers is achieved, c) exposure to CMBS securities is reduced and d) a reduction in asset classes such as sub-prime, Alt-A and Core CDO’s previously supporting the GIC and funding agreement businesses is achieved. Realignment will be achieved primarily through cash generated from bond maturities and coupon reinvestment, cash flow from business operations as well as certain opportunistic sales.

During the fourth quarter of 2008, the Company announced a charge on its investment portfolio for other than temporary impairments of $400.0 million in relation to impaired assets that it could no longer assert its intent to hold until recovery. During the first quarter of 2009, the Company was able to execute reductions representing 72% of the fair value of the securities associated with its restructuring and recorded charges for other-than-temporary impairments of $36.8 million on securities in the restructuring program that remained unsold at March 31, 2009. In total, the Company has sold securities with a fair value of $1.3 billion, representing 72% of the sales program announced during the fourth quarter. The sales executed included sales at fair value of $540 million of CMBS, $411 million of consumer ABS representing auto and credit card asset-backed securities, $200 million of corporate securities, and $134 million of equities. These actions, combined with sales of securities at realized gains and natural cash flows and maturities from the portfolio, had the effect of reducing the Company’s exposure to the previously mentioned asset classes, and alternative investments, by $2.4 billion during the quarter.

•

Reduction of Expenses to Reflect Simplified Business: In light of the changes in business strategy noted above and in response to the significant market and other events which impacted the Company throughout 2008, the Company implemented in the third quarter of 2008 and subsequently in the first quarter of 2009, expense reduction initiatives designed to streamline certain of its processes and functions and reduce the Company’s expense across all major geographic locations, with primary emphasis on corporate functions. In 2009, the Company expects to record an additional $0.1 million of restructuring charges associated with the restructuring efforts announced in the third quarter of 2008 and approximately $80.0 million associated with the restructuring efforts announced in the first quarter of 2009. Restructuring charges relate mainly to employee termination benefits as well as certain asset write-offs and ceasing to use certain leased property.

Capital Management

Fundamental to supporting the Company’s business model is its ability to underwrite business, which is largely dependent upon the quality of its claims paying and financial strength ratings as evaluated by independent rating agencies. As a result, in the event that the Company is further downgraded, its ability to write business as well as its financial condition and/or results of operations, could be adversely affected. See Item 1, “Business – Ratings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for further information regarding recent rating actions by the various rating agencies, as well as details regarding the Company’s financial strength and debt ratings.

In relation to the Company’s capital position, the following activities have occurred in 2009:

•

On March 26, 2009, the Company completed a cash tender offer for its outstanding Series C Preference Ordinary Shares that resulted in approximately 12.7 million Series C Preference Ordinary Shares with a liquidation value of $317.3 million being purchased by the Company for approximately $104.7 million plus accrued and unpaid dividends, combined with professional fees totaling $0.8 million. As a result, a book value gain of approximately $211.8 million was recorded in the first quarter of 2009 to common shareholders.

•

In February 2009, the Board of Directors approved a reduction in the quarterly dividend payable on the Company’s Class A Ordinary Shares to $0.10 per ordinary share beginning with the quarterly dividend paid in March 2009.

•

Following the settlement of the purchase contracts associated with the 7.0% Units in February 2009, the Company issued 11,461,080 Shares for net proceeds of approximately $745.0 million, which was used to retire the senior notes previously due February 2011 which had a fixed coupon of 5.25% (the “2011 Senior Notes”).

The Company manages its limits to a catastrophe risk from any single loss in a given region/peril at a 1% exceedance probability. Tier 1 limits which include natural catastrophe, terrorism and other realistic disaster scenario risks are targeted at a level not to exceed 15% of beginning of the year tangible shareholders equity (adjusted, in 2009, for the issuance of Class A ordinary shares following maturity of the purchase contracts associated with the 7.0% Units – for further information see Notes 8 and 9 to the Consolidated Financial Statements above), where Tier 2 limits, which include pandemic, longevity, and country risk, are established at no more than half of Tier 1 limits. These target limits are established by a combination of commercially available models, internally developed probable maximum loss estimates and the judgment of management.

Critical Accounting Policies and Estimates

See the discussion of the Company’s Critical Accounting Policies and Estimates in Item 7 of the Company’s Form 10-K for the year ended December 31, 2008.

Variable Interest Entities and Other Off-Balance Sheet Arrangements

For further information, see the discussion of the Company’s variable interest entities and other off-balance sheet arrangements in Item 7 of the Company’s Form 10-K for the year ended December 31, 2008.

Segment Results for the three months ended March 31, 2009 compared to the three months ended March 31, 2008

Following a streamlining of the Company’s operating segments in the first quarter of 2009, the Company is organized into three operating segments: Insurance, Reinsurance and Life Operations – in addition to a Corporate segment that includes the general investment and financing operations of the Company.

The Company evaluates the performance for both the Insurance and Reinsurance segments based on underwriting profit and contribution from its Life Operations segment. Other items of revenue and expenditure of the Company are not evaluated at the segment level for reporting purposes. In addition, the Company does not allocate investment assets by segment for its property and casualty (“P&C”) operations. Investment assets related to the Company’s Life Operations and certain structured products included in the Insurance, Reinsurance and Corporate segments are held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from each of these segments.

Income Statement Analysis

Insurance

Insurance business written includes risk management and specialty lines. Risk management products comprise global property and casualty insurance programs for large multinational companies, including excess and umbrella liability, products recall, U.S. workers’ compensation, property catastrophe, and primary property and liability coverages. Specialty lines products include the following lines of business: professional liability, environmental liability, aviation and satellite, marine and offshore energy insurance, fine art and specie, equine and other insurance coverages including program business. In addition, certain structured indemnity products previously structured by XL Financial Solutions (“XLFS”) are included within the results of the Insurance segment covering a range of insurance risks including property and casualty insurance, certain types of residual value exposures and other market risk management products.

The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended March 31,		% Change
	2009	2008
Gross premiums written	$1,091,245	$1,628,349	(33.0)%
Net premiums written	832,168	1,183,852	(29.7)%
Net premiums earned	910,111	1,008,402	(9.7)%
Fee income and other	10,056	7,464	34.7%
Net losses and loss expenses	615,214	684,812	(10.2)%
Acquisition costs	105,412	125,836	(16.2)%
Operating expenses	190,384	164,505	15.7%

Underwriting profit	$9,157	$40,713	(77.5)%
Net results – structured products	$3,121	$(9,193)	NM *

*	NM – Not meaningful

Gross premiums written decreased by 33.0% during the three months ended March 31, 2009 compared with the three months ended March 31, 2008. The decrease was primarily as a result of unfavorable foreign exchange rate impacts of $60.1 million, decreases in premiums associated with long-term agreements as a result of the Company’s decision to reduce its writings of such agreements, the negative impacts on new business opportunities and renewals following the S&P downgrade in December 2008 (primarily in professional and excess casualty lines) as well as weakened economic and market conditions impacting rates, renewals, and new business opportunities across most major lines of business. While rates are generally flat to slightly lower across most lines of business during the first quarter of 2009 as compared to the first quarter of 2008, the level of rate reduction experienced throughout the first half of 2008 continued to slow during the first quarter of 2009 with certain lines of business experiencing rate increases, including professional, marine and offshore energy, as well as the Company’s specie book. Net premiums written decreased by 29.7% during the first quarter of 2009 as compared to same period in 2008 primarily as a result of the decrease in gross premiums written noted above, partially offset by lower ceded premiums written mainly as a result of the purchase of an adverse development cover associated with a Company owned Lloyd’s syndicate in 2008 and as result of lower cession ratios across most lines of business during the first quarter of 2009 as compared to the first quarter of 2008.

Net premiums earned decreased by 9.7% in the three month period ended March 31, 2009 compared with the three month period ended March 31, 2008. The decrease primarily resulted from the earn-out of overall lower net premiums written in the past twelve months partially offset by the impact of the adverse development cover purchased and recorded during the first quarter of 2008 as noted above.

Fee income increased in the first quarter of 2009 as compared to the first quarter of 2008 mainly as a result of higher engineering fee revenue associated with GAPS.

The following table presents the ratios for this segment:

	(Unaudited) Three Months Ended March 31,
	2009	2008
Loss and loss expense ratio	67.6%	67.9%
Underwriting expense ratio	32.5%	28.8%

Combined ratio	100.1%	96.7%

The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Insurance segment for the three month periods ended March 31, 2009 and 2008:

(U.S. dollars in millions)	(Unaudited) Three Months Ended March 31,
	2009	2008
Property	$(9.0)	$(11.1)
Casualty and professional	(9.8)	(3.9)
Specialty and other	12.1	(2.3)

Total	$(6.7)	$(17.3)

Loss and loss expense ratio excluding prior year development	68.3%	69.6%

Net prior period reserve releases in the three months ended March 31, 2009 were due primarily to favorable reserve development on property losses as well as the net result of an enhanced IBNR allocation methodology and the associated currency impacts partially offset by strengthening of certain discontinued specialty reserves. Excluding prior year development, the loss ratio for the three months ended March 31, 2009 decreased by 1.3 loss percentage points as compared to the same period in 2008 due primarily to lower levels of catastrophe losses occurring in the first quarter of 2009. Excluding favorable prior year development and catastrophe losses in both quarters, the loss ratio increased by 1.6 points from 2008 to 2009 due to reduced premium rate levels during 2008 earning through early 2009, particularly on casualty business.

The increase in the underwriting expense ratio in the three months ended March 31, 2009, compared to the same period in 2008 was due to an increase in the operating expense ratio of 4.6 points (20.9% as compared to 16.3%) and partially offset by a decrease in the acquisition expense ratio of 0.9 points (11.6% as compared to 12.5%). The increase in the operating expense ratio was primarily as a result of costs associated with the Company’s expense reduction initiatives announced in the third quarter of 2008 and first quarter of 2009 including changes to the Company’s previous communicated operational transformation program, against lower net premiums earned. The decrease in the acquisition expense ratio is attributable to changes in business mix as well as the impact in 2008 of the purchase of an adverse development cover associated with a Company owned Lloyd’s syndicate which contributed to an increase in the acquisition expense ratio of 0.5 points.

Net results from structured insurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Net results from these contracts for the three months ended March 31, 2009, have increased compared to the same period in 2008 mainly due to higher interest expense associated with an accretion adjustment recorded in the first quarter of 2008 based on changes in expected cash flows on a structured indemnity contract, combined with lower operating expenses as a result of the restructuring of the previous XLFS operations in 2008. Partially offsetting these decreases was lower net investment income in the first three months of 2009 due to a lower average investment base as a result of the commutation of certain transactions in 2008.

Reinsurance

Reinsurance business written includes treaty and facultative reinsurance assumed from primary insurers of casualty and property risks, principally: general liability; professional liability; automobile and workers’ compensation; commercial and personal property risks; specialty risks including fidelity and surety and ocean marine; property catastrophe; property excess of loss; property pro-rata; marine and energy; aviation and satellite; and various other reinsurance to insurers on a worldwide basis. In addition, the results of certain transactions previously structured by XLFS that were generally written on an aggregate stop loss or excess of loss basis are included within the results of the Reinsurance segment.

The following table summarizes the underwriting results for this segment:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended March 31,		% Change
	2009	2008
Gross premiums written	$786,983	$1,072,545	(26.6)%
Net premiums written	673,143	952,701	(29.3)%
Net premiums earned	411,576	544,378	(24.4)%
Fee income and other	2,051	763	168.8%
Net losses and loss expenses	175,069	316,081	(44.6)%
Acquisition costs	95,724	116,344	(17.7)%
Operating expenses	47,088	45,358	3.8%

Underwriting profit	$95,746	$67,358	42.1%
Net results – structured products	$8,424	$10,824	(22.2)%

Gross and net premiums written decreased by 26.6% and 29.3%, respectively, in the first quarter of 2009 as compared to the first quarter of 2008. These decreases were largely as a result of the Company’s focus on short-tail lines, certain lost renewals and reduced shares on certain accounts as a result of the S&P ratings downgrade in December 2008 and unfavorable foreign exchange rate movements totaling $64.2 million. Partially offsetting these decreases were increased premiums associated with a U.S. agricultural program and rate increases in certain lines of business including property catastrophe, marine and aviation. The decrease in net premiums written reflect the above changes in gross premiums written, partially offset by a reduction in ceded premiums in the first three months of 2009 as compared to the same period in 2008. This decrease was mainly as a result of the cancellation and non-renewal of Cyrus Re II at December 31, 2008 which was partially offset by ceded premiums associated with the U.S. agricultural program noted above. Cyrus Re II previously assumed a 10% cession of certain lines of property catastrophe reinsurance and retrocession business underwritten by certain operating subsidiaries of the Company.

Net premiums earned in the first quarter of 2009 decreased by 24.4% as compared to the first quarter of 2008. The decrease was a reflection of the overall reduction of net premiums written over the last 24 months.

Fee income increased in the first quarter of 2009 as compared to the first quarter of 2008 mainly as a result of the sale of renewal rights associated with short-term European accident and health business.

The following table presents the ratios for this segment:

	(Unaudited) Three Months Ended March 31,
	2009	2008
Loss and loss expense ratio	42.5%	58.1%
Underwriting expense ratio	34.7%	29.7%

Combined ratio	77.2%	87.8%

The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Reinsurance segment for the three month periods ended March 31, 2009 and 2008:

(U.S. dollars in millions)	(Unaudited) Three Months Ended March 31,
	2009	2008
Property and other short-tail lines	$(57.9)	$(16.6)
Casualty and other	(25.6)	(31.7)
Structured indemnity	–	(1.4)

Total	$(83.5)	$(49.7)

Loss and loss expense ratio excluding prior year development	62.8%	67.2%

For the three months ended March 31, 2009, property and other short-tail lines reserve releases were largely within property catastrophe and property risk portfolios while casualty reserve releases were largely within European casualty lines. Excluding prior year development, the loss ratio for the three months ended March 31, 2009 decreased by 4.4 loss percentage points as compared to the same period in 2008 mainly as a result of lower levels of property, marine and professional liability losses during the first quarter of 2009. Partially offsetting this decrease was the impact of Windstorm Klaus, which resulted in an increase of 5.9 loss percentage points. This compared to a catastrophe loss ratio of 4.9 points in the first quarter of 2008 related to Windstorm Emma and China Snowstorms. For the three months ended March 31, 2008, casualty reserve releases were primarily within European casualty lines, while property and other short-tail lines reserve releases were attributable to Bermuda and North American operations, partially offset by unfavorable reserve development in Latin America operations.

The increase in the underwriting expense ratio in the three months ended March 31, 2009, as compared with the three months ended March 31, 2008, was due to an increase in both operating expense and acquisition expense ratios to 11.4% and 23.3%, respectively, as compared with 8.3% and 21.4%, respectively, in the first quarter of 2008. The increase in the operating expense ratio was primarily as a result of higher operating expenses due to charges associated with the Company’s restructuring activities, against a lower level of net premiums earned. The increase in the acquisition expense ratio relates to increased commissions associated with the U.S. agricultural program noted above as well as increased profit-related commissions associated with certain Bermuda-based property catastrophe business.

Net results from structured reinsurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Results from these products for the three months ended March 31, 2009, decreased compared to the same period in 2008 mainly due to lower net investment income as a result of lower yields combined with a smaller investment base. Partially offsetting these decreases were lower operating expenses following the restructuring of the previous XLFS operations in 2008 and lower interest expense as a result of a decrease in interest rates over the past twelve months.

Life Operations

As noted above, the Company recently completed a strategic review of its Life reinsurance business which resulted in the Company selling the renewal rights to its European life, accident and health reinsurance business, a relatively small block of business, in late 2008 as well as ceasing to write new U.K. and Irish life and annuity business. In addition, the Company will continue to explore options with regards to its U.S. life reinsurance business. Business previously written by the Life Operations segment was primarily European life reinsurance and included term assurances, group life, critical illness cover, immediate annuities, disability income cover, and short-term life, accident and health business.

The following summarizes the contribution from this segment:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended March 31,		% Change
	2009	2008
Gross premiums written	$135,112	$234,958	(42.5)%
Net premiums written	121,585	224,213	(45.8)%
Net premiums earned	129,834	159,582	(18.6)%
Fee income and other	51	64	(20.3)%
Claims and policy benefits	157,959	196,299	(19.5)%
Acquisition costs	17,083	24,117	(29.2)%
Operating expenses	3,841	8,083	(52.5)%
Net investment income	77,522	97,135	(20.2)%
Net realized (losses) on investments	(74,650)	(5,044)	NM *

Contribution from Life Operations	$(46,126)	$23,238	NM *

*	NM – Not meaningful

The following table is an analysis of the Life Operations gross premiums written, net premiums written and net premiums earned for the three month periods ended March 31, 2009 and 2008:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended March 31, 2009			(Unaudited) Three Months Ended March 31, 2008
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Other Life	$98,923	$92,159	$100,408	$183,735	$182,497	$117,866
Annuity	36,189	29,426	29,426	51,223	41,716	41,716

Total	$135,112	$121,585	$129,834	$234,958	$224,213	$159,582

Gross premiums written relating to other life business decreased by $84.8 million in the three months ended March 31, 2009 as compared to the same period in 2008 mainly due to $83.4 million of lower renewal premiums associated with the short-term life, accident and health business as the renewal rights for this business were sold in late 2008. In addition, while premium growth of $11.1 million was experienced in the core underlying book of term assurance and critical illness business, unfavorable foreign exchange rate movements of $17.9 million more than offset such growth during the first quarter of 2009. Partially offsetting these decreases was premium growth of $5.3 million related to U.S. life business. Gross premiums written relating to annuity business decreased by $15.0 million in the three months ended March 31, 2009 mainly due unfavorable foreign exchange rate movements. While gross premiums written decreased during the quarter ended March 31, 2009, ceded premiums written increased slightly by $2.8 million mainly as a result of a higher cession ratio associated with short-term life, accident and health business underwritten in the 2009 underwriting year, which occurred as part of the sale of the renewal rights as noted above.

Net premiums earned in the first quarter of 2009 decreased 18.6% as compared to the first quarter of 2008. This decrease was consistent with the decrease in gross and net premiums written as described above.

Claims and policy benefit reserves decreased by $38.3 million or 19.5% in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, primarily as a result of favorable foreign exchange rate movements of $39.2 million combined with a decrease in incurred losses associated with the short-term life, accident and health business and consistent with the decrease in gross premiums written associated with this business as noted above. Changes in claims and policy benefits include the movement in policy benefit reserves related to other contracts (such as immediate annuities) where investment assets were acquired with the assumption of the policy benefit reserves at the inception of the contract.

For the three months ended March 31, 2009, acquisition costs decreased by 29.2% as compared to the same period in 2008, largely as a result of a decrease in business written associated with the short-term life, accident and health business combined with favorable foreign exchange rate movements. Operating expenses decreased by 52.5% in the first quarter of 2009 as compared to the same period in the prior year due mainly to lower compensation expenses as a result of overall lower staffing levels as well as from favorable foreign exchange rate movements in the first quarter of 2009.

Net investment income is included in the calculation of contribution from Life Operations, as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. Net investment income decreased by $19.6 million or 20.2% in the three months ended March 31, 2009, as compared to the same period in 2008, primarily as a result of a unfavorable foreign exchange rate movements of $20.8 million combined with lower investment yields.

See below for an analysis of the Company’s total realized losses on investments during the three months ended March 31, 2009.

Investment Activities

The following table illustrates the change in net investment income from property and casualty operations, net income from investment fund affiliates, net realized (losses) gains on investments and net realized and unrealized gains (losses) on investment derivative instruments for the three months ended March 31, 2009 and 2008:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended March 31,		% Change
	2009	2008
Net investment income – property and casualty operations (1)	$242,166	$308,041	(21.4)%
Net (loss) income from investment fund affiliates (2)	(26,893)	11,799	NM	*
Net realized (losses) on investments	(251,937)	(102,251)	(146.4)%
Net realized and unrealized (losses) gains on investment and other derivative instruments	(1,407)	44,682	NM	*

(1)	Net investment income relating to property and casualty operations does not include the net investment income related to the net results from structured products.

(2)

The Company records the income related to alternative fund affiliates on a one month lag and the private investment fund affiliates on a three month lag in order for the Company to meet the accelerated filing deadlines.

*	NM – Not meaningful

Net investment income related to property and casualty operations decreased in the first quarter of 2009 as compared to the first quarter of 2008 due primarily to declining portfolio yields. Portfolio yields decreased as yields earned on investment of cash flows and reinvestment of maturing or sold securities were generally lower than on securities previously held, as prevailing market interest rates, particularly in the U.S., decreased over the last year. In addition, the Company increased its holdings in lower-yielding cash, government and agency securities in connection with its portfolio de-risking efforts and to increase liquidity, and as a result has a higher allocation to floating rate securities previously supporting the GIC and funding agreement businesses.

Net income from investment fund affiliates decreased in the first quarter of 2009 compared to the first quarter of 2008, due primarily to the results from the Company’s private investment portfolio. These results reflect the ongoing deterioration in the valuation of comparable companies used in analysis to calculate fair value and was partially offset by strong returns on alternative funds.

The Company manages its investment grade fixed income securities using an asset/liability management framework. Due to the unique nature of the underlying liabilities, customized benchmarks are used to measure investment performance and comparison to standard market indices is not meaningful. Investment performance is not monitored for certain assets primarily consisting of operating cash and special regulatory deposits. The following is a summary of the investment portfolio returns for the asset/liability portfolios and risk asset portfolios for the three months ended March 31, 2009 and 2008:

	(Unaudited) Three Months Ended March 31,
	2009 (1)	2008 (1)
Asset/Liability portfolios
USD fixed income portfolio	(2.1)%	(2.6)%
GBP fixed income portfolio	(6.0)%	(3.5)%
EUR fixed income portfolio	(2.4)%	(6.3)%
Non USD fixed income portfolio	(1.7)%	(1.7)%
Risk Asset portfolios
Alternative portfolio (2)	1.7%	0.7%
Equity portfolio	(12.2)%	(10.3)%
High-Yield fixed income portfolio	(6.3)%	(5.4)%

(1)

Portfolio returns are calculated by dividing the sum of net investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio. Performance is measured in either the underlying asset currency or the functional currency.

(2)	Performance on the alternative portfolio reflects the three months ended February 28, 2009 and February 29, 2008, respectively.

Net Realized Losses and Gains and Other than Temporary Declines in the Value of Investments

Net realized losses in the first quarter of 2009 included net realized losses of $285.0 million related to the write-down of certain of the Company’s fixed income, equity and other investments where the Company determined that there was an other than temporary decline in the value of those investments as well as net realized gains of $33.1 from sales of investments. Of the other-than-temporary impairments, $117.5 million related to changes of intent to hold, of which $66.3 million was within the Company’s life operations. Included in the net realized losses of $251.9 million for the three months ended March 31, 2009 is $74.7 million of realized investment losses associated with the Company’s Life Operations segment mainly as a result of other than temporary impairments arising from the Company’s exchange of hybrid securities held in Royal Bank of Scotland and Lloyds HBOS.

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

Net Realized and Unrealized Gains and Losses on Derivatives

Net realized and unrealized gains on investment derivatives for the three months ended March 31, 2009 resulted from the Company’s investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments.

Other Revenues and Expenses

The following table sets forth other revenues and expenses for the three months ended March 31, 2009 and 2008:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended March 31,		% Change
	2009	2008
Net (loss) income from operating affiliates (1)	$(10,328)	$20,553	NM *
Exchange (gains) losses	(24,624)	67,745	NM *
Amortization of intangible assets	465	420	10.7%
Corporate operating expenses	26,712	35,926	(25.6)%
Interest expense (2)	49,615	49,365	0.5%
Income tax expense	45,953	30,702	49.7%

(1)	The Company generally records the income related to certain operating affiliates on a three month lag in order for the Company to meet accelerated filing deadlines.

(2)	Interest expense does not include interest expense related structured products as reported within the Insurance, Reinsurance and Corporate segments.

*	NM – Not meaningful

The following table sets forth the net income (loss) from operating affiliates for the three months ended March 31, 2009 and 2008:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended March 31,		% Change
	2009	2008
Net (loss) from financial operating affiliates	$–	$(4,271)	NM	*
Net (loss) income from investment manager affiliates	(15,539)	12,879	NM	*
Net income from other strategic operating affiliates	5,211	11,945	(56.4)%

Total	$(10,328)	$20,553	NM	*

*	NM – Not meaningful

During the three months ended March 31, 2009, no equity earnings from financial operating affiliates have been recorded as a result of the Company no longer owning any interest in Syncora and as a result of Primus continuing to report a negative book value.

Investment manager affiliate income decreased during the first quarter of 2009 as compared to the same period in the prior year primarily as a result of the challenging conditions for alternative asset managers reported in the fourth quarter of 2008.

Income from other strategic operating affiliates decreased in the first quarter of 2009 as compared to the first quarter of 2008 mainly due to lower earnings reported in the first quarter of 2009 relating to an insurance affiliate which writes largely direct U.S. homeowners insurance and as a result of a net loss from the Company’s Brazilian joint venture ITAÚ XL Seguros Corporativos S.A.

Foreign exchange gains in the quarter ended March 31, 2009 and foreign exchange losses in the quarter ended March 31, 2008 were due primarily to the change in the value of the U.S. dollar against certain European currencies including the U.K. Sterling and the Euro on certain inter-company balances and net underwriting liability balances.

Corporate operating expenses in the three months ended March 31, 2009 decreased compared to the three months ended March 31, 2008 primarily as a result of cost savings achieved from restructuring activities implemented in 2008 as well as from higher professional fees recorded in the first quarter of 2008 associated with activities related to the Master Agreement that was ultimately executed in August 2008. Partially offsetting these decreases were charges recorded in the first quarter of 2009 associated with further restructuring implemented during this period.

Interest expense for the three months ended March 31, 2009 as compared to the same period in 2008 was higher mainly as a result of interest associated with 8.25% senior notes which are part of the 10.75% Equity Security Units issued in August 2008 and partially offset by lower interest associated with the retirement of the 2011 Senior Notes in February 2009. For more information on the Company’s financial structure, see “Liquidity and Capital Resources.”

The increase in the Company’s income taxes arose principally from the increase in the profitability of the Company’s U.S. and European operations.

Balance Sheet Analysis

Investments

The primary objectives of the investment strategy are to support the liabilities arising from the operations of the Company, generate stable investment income and to build book value for the Company over the longer term. The strategy strives to balance investment returns against market and credit risk. The Company’s overall investment portfolio is structured to take into account a number of variables including local regulatory requirements, business needs, collateral management and risk tolerance.

At March 31, 2009 and December 31, 2008, total investments, cash and cash equivalents, accrued investment income and net payable for investments purchased were $32.4 billion and $34.3 billion, respectively. The decrease was primarily as a result of an increase in unrealized losses on investments as a result of widening credit spreads on hybrid securities and non-agency RMBS and CLOs, as well as increasing interest rates in the U.S. The following table summarizes the composition of the Company’s invested assets at March 31, 2009 and December 31, 2008:

(U.S. dollars in thousands)	(Unaudited) Fair Value at March 31, 2009	Percent of Total	Fair Value at December 31, 2008	Percent of Total
Cash and cash equivalents	$5,066,187	15.6%	$4,353,826	12.7%
Net (payable) receivable for investments (purchased) sold	(264,261)	(0.8)%	99,455	0.3%
Accrued investment income	319,325	1.0%	363,376	1.1%
Short-term investments	2,136,418	6.6%	1,466,323	4.3%
Fixed maturities:
U.S. Government and Government agency	$3,688,436	11.4%	$3,978,342	11.6%
Corporate	8,009,734	24.7%	9,288,603	27.1%
Mortgage and asset-backed securities	7,651,444	23.6%	8,526,256	24.9%
U.S. States and political subdivisions of the States	473,938	1.5%	468,770	1.4%
Non-U.S. Sovereign Government	3,416,822	10.5%	3,374,397	9.8%

Total fixed maturities	$23,240,374	71.7%	$25,636,368	74.8%
Equity securities	135,711	0.4%	361,819	1.0%
Investments in affiliates	1,244,497	3.8%	1,552,789	4.5%
Other investments	567,001	1.7%	459,481	1.3%

Total investments and cash and cash equivalents	$32,445,252	100.0%	$34,293,437	100.0%

The Company reviews on a regular basis its corporate debt concentration, credit quality and compliance with established guidelines. At both March 31, 2009 and December 31, 2008, the average credit quality of the Company’s total fixed income portfolio (including fixed maturities, short-term investments, cash and cash equivalents and net payable for investment purchased) was “AA”. As at March 31, 2009, approximately 56.4% of the fixed income portfolio was rated “AAA” by one or more of the principal ratings agencies. Approximately 2.8% was below investment grade or not rated.

Refer to “Results of Operations” for further discussion surrounding the impact of credit market movements on the Company’s investment portfolio and exposure to sub-prime related assets.

Gross and Net Unrealized Losses and Gains on Investments

At March 31, 2009, the Company had net unrealized losses on fixed maturities and short-term investments of $4,126.0 million and net unrealized losses on equities of $8.9 million. Of these amounts, gross unrealized losses on fixed maturities and short term investments and equities were $4,670.2 million and $10.1 million, respectively. The information presented below for the gross unrealized losses on the Company’s investments at March 31, 2009 shows the potential effect upon future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary. Realized losses or impairments, depending on their magnitude, may have a material adverse effect on the Company’s operations. The increase in net unrealized losses on investments during the three months ended March 31, 2009 was primarily due to a continued widening of credit spreads. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk.”

The following is an analysis of how long each of those securities with an unrealized loss at March 31, 2009 had been in a continual unrealized loss position:

(U.S. dollars in thousands)	Length of time in a continual unrealized loss position	(Unaudited) Amount of unrealized loss at March 31, 2009	(Unaudited) Fair Value of Securities in an unrealized loss position at March 31, 2009
Type of Securities
Fixed Maturities and Short-Term Investments	Less than six months	$768,857	$2,959,185
	At least 6 months but less than 12 months	490,259	2,179,813
	At least 12 months but less than 2 years	1,898,568	3,996,231
	2 years and over	1,512,480	2,696,049

	Total	$4,670,164	$11,831,278

Equities	Less than six months	$16	$95
	At least 6 months but less than 12 months	10,152	37,049

	Total	$10,168	$37,144

The following is the maturity profile of the fixed income securities that were in a gross unrealized loss position at March 31, 2009:

(U.S. dollars in thousands)	(Unaudited) Amount of unrealized loss at March 31, 2009	(Unaudited) Fair value of securities in an unrealized loss position at March 31, 2009
Maturity profile in years of fixed maturities in a continual gross unrealized loss position
Less than 1 year remaining	$31,307	$510,189
At least 1 year but less than 5 years remaining	688,215	2,389,653
At least 5 years but less than 10 years remaining	472,692	1,991,191
At least 10 years but less than 20 years remaining	223,845	863,921
At least 20 years or more remaining	1,084,617	1,762,699
Mortgage and asset-backed securities	2,169,488	4,313,625

Total	$4,670,164	$11,831,278

Factors considered in determining that additional OTTI charges were not warranted include management’s consideration of current and near term liquidity needs and other available sources, an evaluation of the factors and time necessary for recovery, and the results of on-going retrospective reviews of security sales and the basis for such sales.

Gross unrealized losses of $4.7 billion at March 31, 2009 can be attributed to the following significant drivers:

•

gross unrealized losses of $1.3 billion related to the Company’s Life Operations investment portfolio, which had a fair value of $5.2 billion as at March 31, 2009. Of this, $676.6 million of gross unrealized losses related to $1.1 billion of exposures to corporate financial institutions including Tier One and Upper Tier Two securities. At March 31, 2009, this portfolio had average interest rate duration of 8.6 years, primarily denominated in U.K. Sterling and Euros. As a result of the long duration, significant gross losses have arisen as the fair values of these securities are more sensitive to prevailing government interest rates and credit spreads. This portfolio has limited turnover as it is matched to corresponding long duration liabilities. A hypothetical parallel increase in interest rates and credit spreads of 50 and 25 basis points, respectively, would increase the unrealized losses related to this portfolio at March 31, 2009 by approximately $209.7 million and $71.9 million, respectively. Given the long term nature of this portfolio, and the level of credit spreads as at March 31, 2009 relative to historical averages within the U.K. and Euro-zone as well as the Company’s liquidity needs at March 31, 2009, the Company believes that these assets will continue to be held until such time as they mature, or credit spreads revert to levels more consistent with historical averages.

•

gross unrealized losses of $1.3 billion related to the corporate holdings within the Company’s non-life fixed maturity portfolios, which had a fair value of $6.1 billion as at March 31, 2009. The Company believes these impairments are a function of the currently elevated levels of corporate credit spreads in the U.S. and globally, which spiked particularly during the third and fourth quarters of 2008 and continued, resulting in a severely depressed level of valuations. The amount of these gross losses has proven very volatile as a result of the severe deterioration in credit spreads in recent months. For example, the gross unrealized losses increased by approximately $458.3 million or 6.7% of amortized cost during the third and fourth quarters of 2008, a period in which U.S. corporate credit spreads increased by approximately 300 basis points from what were already elevated levels, excluding the impact of foreign currency movements and offset by the impact of interest rate declines. Corporate credit spreads have remained at this elevated level during the first quarter of 2009. The Company believes that the gross unrealized losses are a reflection of a severe premium being charged by the market for credit, rather than fundamental deterioration in the debt service capabilities of the issuers.

•

gross unrealized losses of $630.4 million related to the Topical Asset portfolio (which consists of the Company’s holdings of sub-prime non-agency securities, second liens, ABS CDOs with sub-prime collateral as well as Alt-A mortgage exposures), which had a fair value of $797.7 million as at March 31, 2009. The Company undertook a security level review of these securities and recognized charges to the extent it believed the intrinsic value of any security was below its amortized cost. The Company has recognized realized losses, consisting of charges for OTTI and realized losses from sales, of approximately $755.5 million since the beginning of 2007 and through March 31, 2009 on these asset classes.

The Company purchased a number of these assets to support the previously written GIC and funding agreement contracts and has announced its intention to reduce its exposure to these asset classes as part of its strategic portfolio realignment. The Company believes that based on market conditions and liquidity needs at March 31, 2009, this reduction will be realized through natural cash flows of the portfolio, and limited selective sales, rather than selling these assets into markets which continue to be illiquid and not reflective of the intrinsic value of these assets. The weighted average term-to-maturity of the sub-prime and Alt-A residential holdings within this portfolio at March 31, 2009 were 2.6 years and 3.1 years, respectively. The Company, based on current market conditions and liquidity needs as well as its assessment of the holdings, believes it will continue to hold these securities until either maturity, or a return of liquidity and valuations more reflective of the intrinsic value of these holdings.

•

gross unrealized losses of $594.5 million related to the non-life portfolio of Core CDO holdings (defined by the Company as investments in non-mortgage collateralized debt obligations), which consisted primarily of collateralized loan obligations and had a fair value of $494.4 million as of March 31, 2009. The Company undertook a security level review of these securities and recognized charges to the extent it believed the intrinsic value of the security was below the amortized cost. The Company believes that the level of impairment is primarily a function of historically wide spreads in the collateralized loan obligations market during the period, driven by the high level of illiquidity in this market. The Company purchased a number of these assets to support the previously written GIC and Funding Agreement contracts and has announced its intention to reduce its exposure to this asset class over time as a part of its strategic portfolio realignment. The Company, based on current market conditions and liquidity needs as well as its assessment of the holdings, believes it is likely that the Company will continue to hold these securities until either maturity or a recovery of value, following which the Company intends to reduce its exposure to this asset class.

•

gross unrealized losses of $379.5 million related to the non-life portion of CMBS holdings, which had a fair value of $1.4 billion as at March 31, 2009. The Company’s holdings in CMBS are 96.6% rated AAA. The Company’s exposure to downgrades has been negligible, and it believes that the currently depressed pricing, which represents approximately 79.1% of the par value of the securities, is directly related to the 753 basis point widening in credit spreads within this market during 2008, as a result of the heightened risk premium attached to property collateral. This high level of credit spreads has been maintained in the first quarter of 2009. Our portfolio is highly diversified, has limited delinquencies and has experienced limited downgrades.

•

gross unrealized losses of $372.0 million related to the Company’s holdings in non-agency RMBS securities by prime mortgages. In the U.S., the average price on these securities declined to approximately 48% of par value at March 31, 2009, reflecting concerns over rising unemployment in the U.S. and the potential impact on previously high quality borrowers to meet their obligations. The Company undertook a security level review of these securities and recognized charges to the extent it believed the intrinsic value of any security was below its amortized cost.

Gross Unrealized Gains and Losses

The following tables summarizes the fair value, gross unrealized losses, credit rating and asset class of securities in a gross unrealized loss position within the Company’s structured credit and corporate portfolios, which comprised $4.5 billion of the Company’s total gross unrealized loss position of $4.7 billion at March 31, 2009:

(U.S. dollars in millions)
Corporates:	AAA	AA	A	BBB	BB & Below	Total
Financials (1)
Fair value	$388.2	$547.2	$1,754.0	$287.6	$75.5	$3,052.5
Gross unrealized loss	$(30.5)	$(67.1)	$(763.5)	$(370.4)	$(168.0)	$(1,399.5)
Non-Financials
Fair value	$23.6	$471.8	$1,169.7	$1,040.9	$483.1	$3,189.1
Gross unrealized loss	$(3.5)	$(72.9)	$(353.6)	$(303.2)	$(212.9)	$(946.1)
Total
Fair value	$411.8	$1,019.0	$2,923.7	$1,328.5	$558.6	$6,241.6
Gross unrealized loss	$(34.0)	$(140.0)	$(1,117.1)	$(673.6)	$(380.9)	$(2,345.6)
% Impaired (of amortized cost) (3)	(7.7)%	(12.2)%	(28.1)%	(34.2)%	(41.1)%	(27.7)%

Structured Credit:	AAA	AA	A	BBB	BB & Below	Total
CMBS
Fair value	$1,370.7	$11.2	$6.4	$4.0	$7.6	$1,399.9
Gross unrealized loss	$(375.2)	$(5.0)	$(1.4)	$(2.7)	$(13.4)	$(397.7)
Prime RMBS
Fair value	$358.7	$125.8	$76.3	$36.8	$17.5	$615.1
Gross unrealized loss	$(160.6)	$(102.1)	$(59.5)	$(12.5)	$(11.3)	$(346.0)
Topical Assets
Fair value	$242.8	$133.9	$122.8	$130.9	$87.6	$718.0
Gross unrealized loss	$(117.1)	$(126.8)	$(139.8)	$(179.2)	$(67.5)	$(630.4)
Core CDOs (2)
Fair value	$137.2	$249.0	$21.1	$50.6	$31.3	$489.2
Gross unrealized loss	$(42.5)	$(228.0)	$(32.8)	$(86.8)	$(204.3)	$(594.4)
Other Asset & Mortgage Backed Securities
Fair value	$474.0	$105.5	$164.2	$73.4	$25.6	$842.7
Gross unrealized loss	$(50.9)	$(23.1)	$(60.1)	$(50.6)	$(7.6)	$(192.3)
Agency RMBS
Fair value	$270.4	$–	$–	$–	$–	$270.4
Gross unrealized loss	$(1.0)	$–	$–	$–	$–	$(1.0)
Total
Fair Value	$2,853.8	$625.4	$390.8	$295.7	$169.6	$4,335.3
Gross unrealized loss	$(747.3)	$(485.0)	$(293.6)	$(331.8)	$(304.1)	$(2,161.8)
% Impaired (of amortized cost) (3)	(20.8)%	(43.8)%	(43.0)%	(53.1)%	(64.4)%	(33.4)%

(1)

Included in the gross unrealized losses on corporate financials are gross unrealized losses of $847.0 million on Tier One and upper Tier Two securities of financials institutions (“Hybrids”), as well as $251.0 million of subordinated debt.

(2)	The Company defines Core CDOs as investments in non-mortgage collateralized debt obligations, primarily consisting of collateralized loan obligations.

(3)	Management considers these impairments to be temporary.

Management, in its assessment of whether securities in a gross unrealized loss position are temporarily impaired, considers the significance of the impairments. The Company had securities with gross unrealized losses of $2,297.2 million, with a fair value of $1,190.6 million, which as at March 31, 2009 were impaired by greater than 50% of amortized costs. The Company has evaluated each of these securities and believes it is probable that the issuer will be able to satisfy all principal and interest payments, and believes that the current levels of impairments are a function of the currently extremely elevated levels of credit spreads.

Structured credit securities with gross unrealized losses representing greater than 50% of amortized cost represent $1,069.0 million of gross unrealized losses, with a fair value of $513.6 million. Of these gross unrealized losses, $807.9 million are rated investment grade. The Company has evaluated each of these holdings on a security-by-security basis in conjunction with its investments managers and utilizing additional corroborative modeling techniques, and believes these securities will satisfy all principal and interest payments. These securities include $246.4 million of Topical investments, $130.5 million of Core CDOs, $99.2 million of prime RMBS and $14.0 million of CMBS holdings.

Corporate securities with gross unrealized losses representing greater than 50% of amortized cost represent $1,212.1 million of gross unrealized losses, with a fair value of $669.4 million. Of these gross unrealized losses, $1,003.2 million are rated investment grade. Gross unrealized losses of $813.4 million are related to holdings of financial issuers, with the majority ($738.4 million) representing hybrid instruments. The Company believes these are high-grade issuers which will continue to service their principal and interest obligations.

Included in the gross unrealized losses associated with the Company’s corporate portfolio are gross unrealized losses of $117.1 million related to Tier One and Upper Tier Two securities that have been rated below investment grade by at least one major ratings agency. Of this total $115.3 million have gross unrealized losses representing greater than 50% of amortized cost. The Company has completed its review of this portfolio and believes, at this time, that these impairments remain temporary in nature. The primary basis for this conclusion was analysis of the fundamentals of these securities using a debt-based impairment model, which indicated these securities continue to meet their obligations, and the issuer has the ability to call these obligations at their call date. In addition, as these securities are below investment grade, for securities representing perpetual securities, the Company considered these securities using an equity-impairment model. Factors that were considered and supported that these impairments were temporary included that the vast majority of these securities had only recently been rated below-investment-grade, alternative ratings were available that indicated these securities remained investment grade, or the securities were only slightly below investment-grade. At March 31, 2009, the Company believes that it is likely that the fair values of these securities will ultimately increase to equal the cost basis over a reasonable period of time. However, there is a high degree of judgment in reaching this conclusion, including an assessment of how various governments will treat the perpetual preferred shareholding in the event of governmental intervention in these institutions’ operations. Management will closely monitor the developments related to these securities and will consider these developments on OTTI conclusions reached in future quarters.

Net Unrealized Gains and Losses

The following table details the Company’s corporate credit exposures by certain asset classes as well as ratings levels within the Company’s fixed maturity portfolio and the current net unrealized (loss) position as at March 31, 2009:

(U.S. dollars in millions)	AAA	AA	A	BBB	BB & Below	Total
Corporates:
Financials
Fair value	$592.6	$767.7	$1,822.3	$438.5	$96.2	$3,717.3
Net unrealized (loss)	$(23.3)	$(63.5)	$(762.2)	$(367.5)	$(165.4)	$(1,381.9)
Non-Financials
Fair value	$93.0	$908.0	$2,190.5	$1,301.0	$538.3	$5,030.8
Net unrealized (loss)	$(1.1)	$(58.1)	$(315.8)	$(295.7)	$(198.5)	$(869.2)
Total
Fair value	$685.6	$1,675.7	$4,012.8	$1,739.5	$634.5	$8,748.1
Net unrealized (loss)	$(24.4)	$(121.6)	$(1,078.0)	$(663.2)	$(363.9)	$(2,251.1)

At March 31, 2009, approximately $1.3 billion of the Company’s $3.7 billion in corporate financial sector securities was held in the portfolios supporting the Company’s Life Reinsurance Operations. The assets associated with that business are more heavily weighted towards longer term securities from financial institutions, including a significant portion of the Company’s Tier 1 and Upper Tier 2 securities, representing committed term debt and hybrid instruments senior to the common and preferred equity of the financial institutions. Financials held in Life portfolios accounted for $896.8 million of the Company’s net unrealized loss as at March 31, 2009. As at March 31, 2009 approximately 39.1% of the overall sensitivity to interest rate risk and 35.6% to credit risk was related to the life reinsurance portfolio, despite these portfolios accounting for only 17.1% of the fixed income portfolio.

The following table details the Company’s structured credit exposures by certain asset classes as well as ratings levels within the Company’s fixed maturity portfolio and the current net unrealized gain (loss) position as at March 31, 2009:

(U.S. dollars in millions)	AAA	AA	A	BBB	BB & Below	Total
Structured Credit:
CMBS
Fair value	$1,426.9	$15.1	$10.7	$9.9	$14.4	$1,477.0
Net unrealized (loss)	$(374.8)	$(5.0)	$(1.4)	$(2.5)	$(13.3)	$(397.0)
Prime RMBS
Fair value	$390.8	$128.9	$91.6	$49.8	$30.6	$691.7
Net unrealized (loss)	$(160.2)	$(101.4)	$(58.9)	$(12.5)	$(10.7)	$(343.7)
Topical Assets
Fair value	$244.1	$134.0	$126.3	$166.4	$126.9	$797.7
Net unrealized (loss)	$(117.1)	$(126.8)	$(139.7)	$(176.0)	$(66.1)	$(625.7)
Core CDOs (1)
Fair value	$137.2	$250.0	$21.1	$51.9	$34.1	$494.3
Net unrealized (loss)	$(42.5)	$(228.0)	$(32.8)	$(86.8)	$(204.3)	$(594.4)
Other Asset & Mortgage Backed Securities
Fair value	$876.1	$107.1	$167.0	$86.5	$26.7	$1,263.4
Net unrealized (loss)	$(43.6)	$(23.0)	$(60.1)	$(48.9)	$(7.6)	$(183.2)
Agency RMBS
Fair value	$2,987.4	$–	$–	$–	$–	$2,987.4
Net unrealized gain	$80.4	$–	$–	$–	$–	$80.4
Total
Fair value	$6,062.5	$635.1	$416.7	$364.5	$232.7	$7,711.5
Net unrealized (loss)	$(657.8)	$(484.2)	$(292.9)	$(326.7)	$(302.0)	$(2,063.6)

(1)	The Company defines Core CDOs as investments in non-mortgage collateralized debt obligations, primarily consisting of collateralized loan obligations.

The following table details the current exposures to Topical Assets within the Company’s fixed income portfolio as well as the current net unrealized (loss) gain position as at March 31, 2009 and December 31, 2008:

(U.S. dollars in thousands)	As at March 31, 2009			As at December 31, 2008
	Holding at Fair Value	Percent of Fixed Income Portfolio	Net Unrealized (Loss) Gain	Holding at Fair Value	Percent of Fixed Income Portfolio	Net Unrealized (Loss) Gain
Topical Assets:
Sub-prime first lien mortgages	$431,629	1.4%	$(308,373)	$487,659	1.5%	$(311,435)
Alt-A mortgages	312,998	1.0%	(302,202)	406,098	1.3%	(270,486)
Second lien mortgages (including sub-prime second lien mortgages)	46,822	0.2%	(13,538)	58,903	0.2%	(5,313)
ABS CDOs with sub-prime collateral	6,266	–%	(1,521)	10,595	0.0%	(7,308)

Total exposure to Topical Assets	$797,715	2.6%	$(625,634)	$963,255	3.0%	$(594,542)

Of the total Topical Assets with fair value exposure as at March 31, 2009 and December 31, 2008 of $797.7 million and $963.3 million, respectively, approximately $32.0 million and $40.5 million, respectively, of the related securities had ratings dependent on guarantees issued by third party guarantors (i.e., monoline insurers). Decreases in the ratings of such third party guarantors would typically decrease the fair value of guaranteed securities; however, at March 31, 2009, in the event of non-performance at such date on the part of these third party guarantors, the Company estimated that the average credit quality of this portfolio would be ‘A’ and that approximately 97.1% would have remained investment grade at such date. In addition, of the total fixed income portfolio as at March 31, 2009 and December 31, 2008, of $30.5 billion and $31.9 billion, respectively, less than 2% were guaranteed by such third parties with no individual third party representing more than 1%.

At March 31, 2009, the Company’s sub-prime and Alt-A exposures remained primarily investment grade, had adequate underlying loan characteristics and the Company believed at such date that the current amortized cost levels were at or below the intrinsic value of the holdings, based on an analysis of subordination levels relative to current expectations of house price declines, loss severities and default levels. The Company had approximately $488.7 million of Topical Assets downgraded during the quarter ended March 31, 2009. However, 97.2% of the Company’s holdings remain rated investment grade at March 31, 2009.

Liquidations necessary to fund the repayment of the GIC liabilities and the maturity of certain funding agreements in 2008 were funded through sales of assets in the Other Financial Lines segment investment portfolios as well as the general investment portfolio. Management’s approach was to avoid the sale of assets where current market prices did not reflect intrinsic values or where transaction costs for liquidation were excessive. As a result, the Company continues to hold approximately $1.2 billion of Topical Assets and core CDOs and these have been transferred to the general portfolio in exchange for those assets that were liquidated.

Refer to “Results of Operations” for further discussion surrounding the impact of credit market movements on the Company’s investment portfolio and exposure to sub-prime related assets.

As noted in Item 8, Note 2 to the Consolidated Financial Statements, “Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the determination of the amount of OTTI varies by investment type and is based upon management’s periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management considers a wide range of factors about the security issuer and uses their best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Management updates its evaluations regularly and reflects additional impairments in net income as determinations are made. Management’s determination of the amount of the impairment taken on investments is highly subjective and could adversely impact the Company’s results of operations. There can be no assurance that management has accurately assessed the level of OTTI taken and reflected in the Company’s financial statements. Furthermore, additional impairments may need to be taken in the future. Historical trends may not be indicative of future impairments.

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

Unpaid losses and loss expenses totaled $21.0 billion at March 31, 2009, and $21.7 billion at December 31, 2008.

The table below represents a reconciliation of the Company’s unpaid losses and loss expenses for the three months ended March 31, 2009:

(U.S. dollars in thousands)	(Unaudited) Gross unpaid losses and loss expenses	(Unaudited) Unpaid losses and loss expenses recoverable	(Unaudited) Net unpaid losses and loss expenses
Balance as at December 31, 2008	$21,650,315	$(3,964,836)	$17,685,479
Losses and loss expenses incurred	945,172	(154,889)	790,283
Losses and loss expenses paid/recovered	(1,323,645)	339,205	(984,440)
Foreign exchange and other	(252,636)	33,003	(219,633)

Balance as at March 31, 2009	$21,019,206	$(3,747,517)	$17,271,689

While the Company reviews the adequacy of established reserves for unpaid losses and loss expenses regularly, no assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved. In the future, if such reserves develop adversely, such deficiency would have a negative impact on future results of operations. See “Unpaid Losses and Loss Expenses” in Item 1, “Critical Accounting Policies and Estimates” in Item 7 and Item 8, Note 12 to the Consolidated Financial Statements, each in the Company’s Form 10-K for the year ended December 31, 2008 for further discussion.

Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balances Receivable

As a significant portion of the Company’s net premiums written incept in the first three months of the year, certain assets and liabilities have increased at March 31, 2009 compared to December 31, 2008. This includes deferred acquisition costs, unearned premiums, premiums receivable and prepaid reinsurance premiums.

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

Unpaid losses and loss expense recoverables were $3.8 billion and $4.0 billion at March 31, 2009, and December 31, 2008, respectively. At March 31, 2009 and December 31, 2008, reinsurance balances receivable were $0.6 billion. The table below presents the Company’s net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable at March 31, 2009 and December 31, 2008.

(U.S. dollars in thousands)	(Unaudited) March 31, 2009	December 31, 2008
Reinsurance balances receivable	$653,714	$636,284
Reinsurance recoverable on future policy benefits	31,695	32,886
Reinsurance recoverable on unpaid losses and loss expenses	3,864,261	4,079,860
Bad debt reserve on unpaid losses and loss expenses recoverable and reinsurance balances receivable	(184,110)	(187,614)

Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$4,365,560	$4,561,416

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

At March 31, 2009, a significant component of Level 3 assets represented either Core CDOs, totaling $444.2 million and securities within the Company’s portfolio of Topical Assets, totaling $26.4 million. Certain asset classes, primarily consisting of privately placed investments, did not have sufficient market corroborated information available to allow a pricing service to provide a price and accordingly the valuation was determined by the use of broker quotes. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments as is currently the case for certain U.S. CMOs, ABSs, CMBSs, certain collateralized debt obligations (CDOs), and other Topical Assets which include certain securities with underlying sub-prime and related residential mortgage exposures (such as sub-prime first liens and Alt-A asset backed securities) for which sufficient information, such as cash flows or other security structure or market information, was not available to enable a third party pricing service to provide a price and as such valuation is determined based on broker quotes for which sufficient information regarding the specific inputs utilized by the broker in determining the fair value was not obtained to support a Level 2 classification. In addition, as noted below, for certain CDO holdings, the Company determined that internal models would be more appropriate and better representative of the fair value of these securities given that recent valuations were as a result of broker bids or valuation models that used recent market trading which the Company considered to be distressed transactions. While the remainder of the Company’s holdings in securities exposed to sub-prime mortgages are generally not based on quoted prices for identical securities, they are based on model-derived valuations from pricing services in which all significant inputs and significant value drivers are considered to be observable in active markets, and these securities continue to be classified within Level 2.

As noted above, the Company has determined that for certain of its CDO holdings with a fair value of $358.2 million and a par value of $807.5 million, valuations were as a result of broker bids that used recent market trading which the Company considered to be distressed transactions. The market for CDO’s remains extremely illiquid due to a number of factors including risk aversion and reduction among institutional buyers. As a result, the Company believes that current broker bids reflect loss expectations that do not reflect fair values at which willing buyers and sellers would transact.

At March 31, 2009, the Company’s internal models resulted in a fair value that was $175.7 million higher than those that would have been determined by its previous methodology of utilizing third party values sourced through brokers or pricing services. This variance represents 21.8% of par value of these holdings, which based on the portfolio’s spread duration of 4.9 years corresponds to an approximate 440 basis point decrease relative to the spread levels implied in current market levels of trading which management believes are distressed trades. The Company believes that, in the aggregate, this is appropriate as compared to current estimates of market credit spreads.

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

60% extreme loss outcomes:

•	20% weighting to current third party valuations, with a fair value of $182.5 million, which the Company believes includes the current market liquidity premium;

•

20% weighting to current cash flow estimates discounted at managements view of current market spreads, with a fair value of $175.1 million, which the Company believes includes the current market liquidity premium;

•

20% weighting to current cash flow estimates, adjusted to double the current underlying loss estimates, discounted at the coupon of the securities, with a further reduction in value representing a liquidity premium equal to double the prevailing total credit spread levels of the most severe previous CLO market deterioration, which resulted in a fair value of $304.9 million; and

40% likely loss outcomes:

•

40% weighting to likely loss outcomes, representing current cash flow estimates discounted at the coupon of the securities, with a further reduction in value representing a liquidity premium equal to the prevailing credit spread levels of the most severe previous CLO market deterioration, which resulted in a fair value of $564.2 million.

While a number of the Level 3 investments have been written down as a result of the Company’s impairment analysis, the Company continues to report, at March 31, 2009, gross unrealized losses of $626.6 million related to Level 3 available-for-sale investments. Management completed a detailed review; in conjunction with its external investment managers and third party advisors, of the Company’s underlying sub-prime and related residential mortgage exposures, as well as a consideration of the broader structured credit market, and concluded that the unrealized gains and losses in these asset classes are the result of a decrease in value due to technical spreads widening and broader market sentiment, rather than fundamental collateral deterioration and are temporary in nature.

The remainder of the Level 3 assets relate to private equity investments where the nature of the underlying assets held by the investee include positions such as private business ventures and are such that significant Level 3 inputs are utilized in the valuation, and certain derivative positions.

Controls over Valuation of Financial Instruments

The Company performs quarterly reviews of the prices received from its third party valuation sources to assess if the prices represent a reasonable estimate of the fair value. This process is completed by investment and accounting personnel who are independent of those responsible for providing the valuations. These reviews include, but are not limited to, valuation comparisons between external sources and completing recurring reviews of third party pricing services methodologies. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon available market data, the price received from one third party may be substituted for another or, in limited circumstances, management may determine that an adjustment is required to a third party value. In addition, similar valuation controls are followed by external parties responsible for sourcing appropriate valuations from third parties on the

Company’s behalf which provides additional support regarding the reasonableness of the fair values recorded in the Company’s financial statements.

Valuation Methodology of Level 3 Assets and Liabilities

Refer to Notes 2 and 3 of the Consolidated Financial Statements, “Significant Accounting Policies” and “Fair Value Measurements” in the Company’s Annual Report on Form 10-K for a description of the valuation methodology utilized to value Level 3 assets and liabilities, how the valuation methodology is validated as well as further details associated with various assets classified as Level 3. As at March 31, 2009, the Company did not have any liabilities that were carried at fair value based on Level 3 inputs other than derivative instruments in a liability position at March 31, 2009.

Liquidity and Capital Resources

As a holding company, the Company’s assets consist primarily of its investments in subsidiaries, and the Company’s future cash flows depend on the availability of dividends or other statutorily permissible payments from its regulated subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries the Company operates in including, among others, Bermuda, the United States, Ireland, Switzerland and the United Kingdom, and those of the Society of Lloyd’s and certain contractual provisions. No assurance can be given that the Company or its subsidiaries will be permitted to pay dividends or other payments in the future.

The Company and its subsidiaries provide no guarantees or other commitments (express or implied) of financial support to the Company’s subsidiaries or affiliates, except for where such guarantees are in writing.

Liquidity

Liquidity is a measure of the Company’s ability to generate sufficient cash flows to meet the short- and long-term cash requirements of the Company’s business operations.

As a holding company, XL Capital Ltd has no operations of its own and its assets consist primarily of its investments in its subsidiaries. Accordingly, XL Capital Ltd’s future cash flows depend on the availability of dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries and states in which XL Capital Ltd’s subsidiaries operate, including, among others, Bermuda, Delaware, New York, Ireland, Switzerland and the United Kingdom. See “Risk Factors – Risks Related to the Company – Because we are a holding company, if our subsidiaries do not make dividend and other payments to us, we may not be able to pay dividends or make payments on our debt securities and other obligations” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The ability to pay such dividends is also limited by the regulations of the Society of Lloyd’s and certain contractual provisions. No assurance can be given that the Company’s subsidiaries will pay dividends in the future to XL Capital Ltd.

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

During the first three months of 2009, net cash flows used in operating activities was $118.2 million primarily as a result of claims payments made in the first quarter of 2009 associated with Hurricane Ike and Gustav losses. Net cash flow from operating activities during the three months ended March 31, 2008 was $473.0 million.

As at March 31, 2009, the Company had cash and cash equivalents of approximately $5.1 billion as compared to approximately $4.4 billion at December 31, 2008. In addition, the Company maintains credit facilities which provide additional liquidity. Details of these facilities are described below in “Capital Resources.”

In February 2009, the Board of Directors approved a reduction in the quarterly dividend payable on the Company’s Class A Ordinary Shares to $0.10 per ordinary share beginning with the quarterly dividend paid in March 2009.

The Company’s liquidity needs may change. For instance, in the event of certain ratings downgrades, the Company may be required to post cash collateral in connection with its letters of credit and revolving credit facilities, to return premiums to clients in the case of the cancellation of certain reinsurance agreements and to return cash or assets to settle certain derivative transactions. See “ – Ratings” below.

Capital Resources

At March 31, 2009, the Company had total shareholders’ equity of $6.1 billion. In addition to ordinary and preferred share capital, the Company depends on external sources of financing such as debt, credit facilities and contingent capital to support its underwriting activities.

In connection with the maturity of the purchase contracts associated with the 7.0% Units, the Company issued 11,461,080 Class A ordinary shares for net proceeds of approximately $745.0 million, which was used to retire the 2011 Senior Notes.

On March 26, 2009, the Company completed a cash tender offer for its outstanding Series C Preference Ordinary Shares that resulted in approximately 12.7 million Series C Preference Ordinary Shares with a liquidation value of $317.3 million being purchased by the Company for approximately $104.7 million plus accrued and unpaid dividends, combined with professional fees totaling $0.8 million. As a result, a book value gain of approximately $211.8 million was recorded in the first quarter of 2009 to common shareholders.

Debt

The following table presents the Company’s indebtedness under outstanding debt securities and lenders’ commitments as at March 31, 2009:

(U.S. dollars in thousands)	Commitment	In Use	Year of Expiry	Payments Due by Period
				Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Notes Payable and Debt

5-year revolvers (1)	$1,000,000	$–	2010/2012	$–	$–	$–	$–
5-year revolver	100,000	–	2010	–	–	–	–
6.50% Guaranteed Senior Notes	599,110	599,110	2012	–	–	600,000	–
5.25% Senior Notes	596,444	596,445	2014	–	–	–	600,000
8.25% Senior Notes	575,000	575,000	2021	–	–	–	575,000
6.375% Senior Notes	350,000	350,000	2024	–	–	–	350,000
6.25% Senior Notes	324,426	324,426	2027	–	–	–	325,000

	$3,544,980	$2,444,981		$–	$–	$600,000	$1,850,000

“Commitment” and “In Use” data represent March 31, 2009 accreted values. “Payments Due by Period” data represent ultimate redemption values.

(1)	The 2010 and 2012 5-year revolving credit facilities share a $1.0 billion revolving credit sublimit.

Credit facilities, contingent capital and other sources of collateral

At March 31, 2009, the Company had six letter of credit facilities in place with total availability of $6.9 billion, of which $3.7 billion was utilized.

(U.S. dollars in thousands)	Commitment	In Use	Year of Expiry	Amount of Commitment Expiration per period
				Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Other Commercial Commitments
Letter of Credit Facility	$250,000	$197,616	Continuous	$250,000	$–	$–	$–
Letter of Credit Facility (1)	2,250,000	–	2010	–	2,250,000	–	–
Letter of Credit Facility (1)	4,000,000	3,035,933	2012	–	–	4,000,000	–
Letter of Credit Facility	209	209	2009	209	–	–	–
Letter of Credit Facility	93	93	2009	93	–	–	–
Letter of Credit Facility	436,697	436,697	2009	436,697	–	–	–

Six letter of credit facilities	$6,936,999	$3,670,548		$686,999	$2,250,000	$4,000,000	$–

(1)	Of the total letter of credit facilities above, $1 billion is also included in the revolvers under notes payable and debt.

The Company has several letter of credit facilities provided on a syndicated and bilateral basis from commercial banks. The value of letters of credit required is driven by, among other things, loss development of existing reserves, the payment pattern of such reserves, the expansion of business written by the Company and loss experience of such business. These facilities are principally utilized to support non-admitted insurance and reinsurance operations in the United States and capital requirements at Lloyd’s. In addition to letters of credit, the Company has established insurance trusts in the U.S. that provide cedants with statutory relief under state insurance regulations in the U.S. It is anticipated that the commercial facilities will be renewed on expiry but such renewals are subject to the availability of credit from banks utilized by the Company. In the event that such credit support is insufficient, the Company could be required to provide alternative security to cedants. This could take the form of additional insurance trusts supported by the Company’s investment portfolio or funds withheld using the Company’s cash resources or combinations thereof.

In addition, the Company has previously entered into contingent capital transactions where no up-front proceeds were received by the Company, however, in the event that the associated irrevocable put and/or contingent put option agreements are exercised, proceeds previously raised from investors from the issuance of pass-through trust securities would be received in return for the issuance of preferred shares by the Company as applicable. As at March 31, 2009, the Company’s remaining contingent capital facility was the $350.0 million Stoneheath Re facility. For further information, see Note 18 to the Consolidated Financial Statements, “Off-Balance Sheet Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Ratings

The Company’s ability to underwrite business is dependent upon the quality of its claims paying and financial strength ratings as evaluated by independent rating agencies. As a result, in the event that the Company is downgraded, its ability to write business as well as its financial condition and/or results of operations could be adversely affected. The Company regularly evaluates its capital needs to support the volume of business written in order to maintain its claims paying and financial strength ratings.

A downgrade below “A – ” of the Company’s principal insurance and reinsurance subsidiaries by either Standard & Poor’s (“S&P”) or A.M. Best Company (“A.M. Best”), which is two notches below the current S&P financial strength rating of “A” (Negative) and two notches below the current A.M. Best financial strength rating of “A” (Stable) of these subsidiaries, may trigger termination provisions in a significant amount of the Company’s assumed reinsurance agreements and may potentially require the Company to return unearned premium to cedants. Whether a client would exercise its termination rights after such a downgrade would likely depend on, among other things, the reasons for the downgrade, the extent of the downgrade, prevailing market conditions, the degree of unexpired coverage, and the pricing and availability of replacement reinsurance coverage. In the event of such a downgrade, the Company cannot predict whether or how many of its clients would actually exercise such termination rights or the extent to which any such terminations would have a material adverse effect on its financial condition, results of operations or future prospects and could have a significant adverse effect on the market price for our securities. In addition, due to collateral posting requirements under the Company’s letter of credit and revolving credit facility agreements, such a downgrade may require the posting of cash collateral in support of certain “in use” portions of these facilities. Specifically, a downgrade below “A – ” by A.M. Best would trigger such collateral requirements for the Company’s two largest credit facilities. In certain limited instances, such downgrades may require the Company to return cash or assets to counterparties or to settle derivative and/or other transactions with the respective counterparties. For further information, see the Risk Factor titled “A downgrade or potential downgrade in our financial strength and credit ratings by one or more rating agencies could materially and negatively impact our business, financial condition, results of operations and/or liquidity” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The following are the financial strength and claims paying ratings as at May 8, 2009 from internationally recognized rating agencies in relation to the Company’s principal insurance and reinsurance subsidiaries and pools:

Rating agency	Rating
Standard & Poor’s	A	(Negative	)
Fitch	A	(Rating Watch Negative	)
A.M. Best	A	(Stable	)
Moody’s Investor Services	A2	(Negative	)

In addition, as at May 8, 2009 XL Capital Ltd had the following long-term debt ratings: ‘bbb’ (Stable) from A.M. Best, ‘BBB+’ (Negative) from S&P, ‘Baa2’ (Negative) from Moody’s and ‘BBB+’ (Rating Watch Negative) from Fitch.

Other

For information regarding cross-default and certain other provisions in the Company’s debt and convertible securities documents, see Item 7 of the Company’s Form 10-K for the year ended December 31, 2008.

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following: (i) changes in ratings, rating agency policies or practices; (ii) changes in the size of the Company’s claims relating to natural catastrophe losses due to the preliminary nature of some reports and estimates of loss and damage to date; (iii) trends in rates for property and casualty insurance and reinsurance (iv) the timely and full recoverability of reinsurance placed by the Company with third parties, or other amounts due to the Company; (v) the projected amount of ceded reinsurance recoverables and the ratings and creditworthiness of reinsurers may change; (vi) the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by the Company; (vii) ineffectiveness or obsolescence of the Company’s business strategy due to changes in current or future market conditions; (viii) increased competition on the basis of pricing, capacity, coverage terms or other factors; (ix) greater frequency or severity of claims and loss activity than the Company’s underwriting, reserving or investment practices anticipate based on historical experience or industry data; (x) developments, including future volatility, in the world’s credit, financial and capital markets that adversely affect the performance and valuation of XL’s investments or access to such markets; (xi) the potential impact on the Company from government-mandated insurance coverage for acts of terrorism; (xii) the potential for changes to methodologies; estimations and assumptions that underlie the valuation of the Company’s financial instruments that could result in changes to investment valuations; (xiii) to the Company’s assumptions as to whether it has the ability and intent to hold available-for-sale securities to recovery; (xiv) developments in bankruptcy proceedings or other developments related to bankruptcies of companies insofar as they affect property and casualty insurance and reinsurance coverages or claims that the Company may have as a counterparty; (xv) availability of borrowings and letters of credit under the Company’s credit facilities; (xvi) the ability of the Company’s subsidiaries to pay dividends to the holding company, XL Capital Ltd.; (xvii) the potential effect of domestic and foreign regulatory developments, including those which could increase the Company’s business costs and required capital levels; (xviii) changes in regulation or tax laws applicable to the Company or its subsidiaries, brokers or customers; (xix) acceptance of the Company’s products and services, including new products and services; (xx) changes in the availability, cost or quality of reinsurance; (xxi) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xxii) loss of key personnel; (xxiii) the effects of mergers, acquisitions and divestitures; (xiv) changes in accounting policies or practices or the application thereof; (xxv) legislative or regulatory developments including, but not limited to, changes in regulatory capital balances that must be maintained by the Company’s operating subsidiaries and recent governmental actions for the purpose of stabilizing the financial markets; (xxvi) other changes in general economic conditions, including changes in interest rates, credit spreads, foreign currency exchange rates, inflation and other factors; (xxvii) the effects of business disruption or economic contraction due to war, terrorism or other hostilities; and (xxviii) the other factors set forth in the Company’s other documents on file with the SEC. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described below, there have been no material changes in the Company’s market risk exposures or how those exposures are managed, since December 31, 2008. The following discussion should be read in conjunction with “Quantitative and Qualitative Disclosures about Market Risk”, presented under Item 7A of the Company’s Form 10-K for the year ended December 31, 2008.

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

Interest Rate Risk

The Company’s fixed income portfolio is exposed to interest rate risk. Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The Company manages interest rate risk within the context of its overall asset liability management strategy by setting duration targets for its investment portfolio in line with the estimated duration of its liabilities, thus mitigating the overall economic effect of interest rate risk. The Company remains nevertheless exposed to accounting interest rate risk since the assets are marked to market, thus subject to market conditions, while liabilities are accrued at a static rate. The hypothetical case of an immediate 100 basis point adverse parallel shift in global bond curves as at March 31, 2009, would decrease the fair value of the Company’s fixed income portfolio by approximately 3.7% or $1.1 billion.

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

The principal currencies creating foreign exchange risk for us are the British pound sterling, the Euro, the Swiss Franc, and the Canadian dollar. The Company’s net notional foreign currency denominated exposure on foreign exchange contracts was $438.5 million and $186.2 million as at March 31, 2009 and December 31, 2008 respectively, with a net unrealized gain of $2.7 million and a net unrealized loss of $3.2 million as at March 31, 2009 and December 31, 2008, respectively.

Equity Price Risk

The Company’s equity portfolio as well as other investments, primarily representing certain derivatives and certain affiliate investments, are exposed to equity price risk. Equity price risk is the potential loss arising from changes in the market value of equities. An immediate hypothetical 10% change in the value of each equity position in the Company’s equity portfolio would affect the fair value of the portfolio by approximately $13.6 million as at March 31, 2009. This excludes exposures to equities in the Company’s affiliate investments.

As at March 31, 2009, the Company’s equity portfolio was approximately $136 million as compared to $362 million as at December 31, 2008. This excludes fixed income fund investments that generally do not have the risk characteristics of equity investments. As at March 31, 2009, the Company’s allocation to equity securities was approximately 0.4% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to approximately 1.0% as at December 31, 2008.

As at March 31, 2009, approximately 24.6% of the equity holdings was invested in U.S. companies as compared to approximately 10.5% as at December 31, 2008. As at March 31, 2009, the top ten equity holdings represented approximately 15.4% of the Company’s total equity portfolio as compared to approximately 10.4% as at December 31, 2008.

Credit Risk

The Company’s exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. A widening of credit spreads will increase the net unrealized loss position of the investment portfolio, will increase losses associated with credit based non-qualifying derivatives where the Company assumes credit exposure, and, if issuer credit spreads increase significantly or for an extended period of time, would likely result in higher other-than-temporary impairments. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. In addition, market volatility can make it difficult to value certain of the Company’s securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on the Company’s consolidated results of operations or financial condition. Credit spreads on both corporate and structured securities widened during the quarter ended March 31, 2009, resulting in continuing depressed pricing. Continuing challenges include continued weakness in the U.S. real estate market and increased mortgage delinquencies, investor anxiety over the U.S. economy, rating agency downgrades of various structured products and financial issuers, unresolved issues with structured investment vehicles and monolines, deleveraging of financial institutions and alternative funds and a serious dislocation in the inter-bank market. If significant, continued volatility, changes in interest rates, changes in credit spreads and defaults, a lack of pricing transparency, market liquidity, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. dollar, individually or in tandem, could have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows through realized losses, impairments, and changes in unrealized positions.

The Company’s exposure to market movements related to credit risk is primarily due to its investment portfolio, receivable and ceded reinsurance balances. Within the investment portfolio, credit risk is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries or countries. In addition, credit risk pertains to adverse change in the creditworthiness of the Company’s reinsurers and retrocessionaires, and their ability to pay certain reinsurance receivable and recoverable balances. The hypothetical case of an immediate 25 basis point increase in all the global corporate and structured credit spreads to which the Company’s fixed income portfolio is exposed to at March 31, 2009 would decrease the fair value of the Company’s fixed income portfolio by approximately $211.2 million. This excludes exposure to credit in the Company’s alternative investments.

The table below shows the Company’s fixed income portfolio by credit rating in percentage terms of the Company’s total fixed income exposure (including fixed maturities, short-term investments, cash and cash equivalents, accrued investment income and net payable for investments purchased) as at March 31, 2009:

Total
AAA	56.4%
AA	18.6%
A	15.0%
BBB	7.2%
BB & below	2.8%

Total	100.0%

At March 31, 2009, the average credit quality of the Company’s total fixed income portfolio was “AA.”

The Company is closely monitoring its corporate financial bond holdings in light of the current credit market conditions. The table below summarizes the Company’s significant exposures (defined as bonds issued by financial institutions with an amortized cost in excess of $50.0 million) to corporate bonds of financial issuers held within its available for sale investment portfolio at March 31, 2009, representing both amortized cost and unrealized gains (losses):

(U.S. dollars in millions) Issuer (by Global Ultimate Parent) (1)	Amortized Cost at March 31, 2009	Unrealized (Loss) at March 31, 2009
Bank of America Corporation	$308.1	$(74.5)
Lloyds Banking Group, Plc	295.5	(96.3)
Citigroup Inc.	203.2	(51.1)
The Goldman Sachs Group, Inc.	173.8	(27.0)
Wells Fargo & Company	143.0	(13.1)
HSBC Holdings Plc.	137.6	(32.3)
Banco Santander, S.A	136.8	(63.8)
Barclays Plc	108.7	(65.1)
Morgan Stanley	102.6	(9.6)
JPMorgan Chase & Co.	102.2	(11.4)
Nationwide Building Society	98.0	(16.1)
American International Group, Inc	92.0	(41.4)
RFS Holdings B.V. (ABN AMRO)	81.1	(12.4)
Aviva Plc	74.7	(46.9)
HM Government Cabinet Office (Northern Rock plc)	72.1	(9.9)
American Express Company	69.4	(4.5)
UBS AG	64.3	(23.7)
Royal Bank of Canada	63.0	(1.3)
Unicredit SpA	59.0	(29.0)
Australia & New Zealand Banking Group Ltd	58.1	(2.6)
Danske Bank A/S	56.6	(26.5)
Assicurazioni Generali SpA	56.3	(29.6)
Credit Agricole	54.7	(20.7)
HM Treasury (The Royal Bank of Scotland)	54.6	(13.2)
Legal and General Group Plc	53.9	(28.3)
Caisse Nationale des Caisses D’Epargne et de Prevoyance (CNCEP)	53.1	(25.6)

Within the Company’s corporate financial bond holdings, the Company is further monitoring its exposures to hybrid securities, representing Tier One and Upper Tier Two securities of various financial institutions. The following table summarizes the top ten exposures to hybrid securities, representing both amortized cost and unrealized (losses) as March 31, 2009:

(U.S. dollars in millions) Issuer (by Global Ultimate Parent)	Tier One Amortized Cost at March 31, 2009	Upper Tier Two Amortized Cost at March 31, 2009	Total Amortized Cost at March 31, 2009	Net Unrealized (Loss) at March 31, 2009
Lloyds TSB Group, Plc	$94.6	$61.9	$156.5	$(77.9)
Barclays, Plc	51.6	54.4	106.0	(65.1)
Banco Santander, S.A.	44.0	56.9	100.9	(57.9)
Assicurazioni Generali S.P.A	56.3	–	56.3	(29.6)
Aviva, Plc.	5.7	49.8	55.5	(38.0)
Danske Bank A/S.	31.6	18.8	50.4	(26.5)
Credit Agricole SA.	11.2	37.8	49.0	(20.7)
HM Treasury (RBS Group Plc).	15.5	31.2	46.7	(11.9)
Unicredit S.P.A	41.8	1.7	43.5	(28.1)
Bank of America Corporation.	33.1	–	33.1	(22.7)

Total	$385.4	$312.5	$697.9	$(378.4)

As at March 31, 2009, the top 10 corporate holdings, which exclude government guaranteed and government sponsored enterprises, represented approximately 4.8% of the total fixed income portfolio and approximately 16.9% of all corporate holdings. The top 10 corporate holdings listed below represent the direct exposure to the corporations listed below, including their subsidiaries, and excludes any securitized, credit enhanced and collateralized asset or mortgage backed securities, cash and cash equivalents, pooled notes and any over-the-counter (“OTC”) derivative counterparty exposure, if applicable.

Top 10 Corporate Holdings	Percentage of Total Fixed Income Portfolio (1)
Bank of America Corporation	0.8%
General Electric Company	0.7%
Lloyds Banking Group plc	0.7%
Citigroup Inc	0.5%
The Goldman Sachs Group, Inc	0.5%
Wells Fargo & Company	0.4%
HSBC Holdings plc	0.3%
Morgan Stanley.	0.3%
JP Morgan Chase.	0.3%
The Proctor & Gamble Company	0.3%

(1)	Including fixed maturities, short-term investments, cash and cash equivalents, accrued investment income and net payable for investments purchased.

As at March 31, 2009, the top 5 corporate sector exposures represented 19.5% of the total fixed income portfolio and 68.1% of all corporate holdings.

(U.S. dollars in millions) Top 5 Sector Exposures	Fair Value	Percent of Fixed Income Portfolio
Financials – Banks	$2,831.4	9.3%
Consumer, Non-Cyclical	947.2	3.1%
Communications	764.9	2.5%
Industrials	726.5	2.4%
Utilities	685.6	2.2%

Total	$5,955.6	19.5%

The Company also has exposure to market movement related to credit risk associated with its mortgage-backed and asset-backed securities. The table below shows the breakdown of the $7.7 billion structured credit portfolio as at March 31, 2009, of which approximately 79% is AAA rated:

(U.S. dollars in millions)	Fair Value	Percent of Portfolio
CMBS	$1,477.0	19.2%
Agency	2,987.4	38.7%
Whole Loans	778.8	10.1%
Core CDO (non-ABS CDOs and CLOs)	494.3	6.4%
Other ABS:
ABS – Auto	397.8	5.2%
ABS – Credit Cards	243.6	3.2%
ABS – Other	534.8	6.8%
Topical:
Sub-prime first lien	431.6	5.6%
Alt-A	313.0	4.1%
Second lien (including sub-prime second lien mortgages)	46.8	0.6%
ABS CDO’s with sub-prime collateral	6.4	0.1%

Total	$7,711.5	100.0%

For further discussion of the exposure to credit market movements in the Company’s investment portfolio see the Investment Value-at-Risk section below.

Credit derivatives are purchased within the Company’s investment portfolio and have been sold through a limited number of contracts written as part of the Company’s previous XL Financial Solutions business. The Company may purchase credit default swaps to hedge an existing position or concentration of its holdings. The credit derivatives are recorded at fair value.

As of March 31, 2009, the remaining credit derivative exposure outside of the Company’s investment portfolio consisted of 2 contracts written by the Company that provide credit protection on senior tranches of structured finance transactions with total net par values outstanding of $297.8 million, a weighted average contractual term to maturity of 6.9 years and a total liability recorded of $7.1 million.

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

Previously, when the Company offered weather and contingent energy risk management products, the Company managed its portfolio of such products through the employment of a variety of strategies. These included geographical and directional diversification of risk exposures and direct hedging within the capital and reinsurance markets. As at March 31, 2009, the Company’s VaR related to these risks did not exceed $20.0 million in any one season. The remaining weather and energy contracts are expected to expire by mid-2009.

Other Market Risks

The Company’s private investment portfolio is invested in limited partnerships and other entities which are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments, and risks specific to startup or small companies. As at March 31, 2009, the Company’s exposure to private investments was $329.0 million, as compared to $404.8 million as at December 31, 2008.

The Company’s alternative investment portfolio, which is exposed to equity and credit risk as well as certain other market risks, had a total exposure of $972.5 million making up approximately 3.0% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) at March 31, 2009, as compared to December 31, 2008, where the Company had a total exposure of $1.1 billion representing approximately 3.2% of the total investment portfolio. The VaR associated with the alternative investment portfolio at March 31, 2009 based on a 99% confidence level with a one year holding period, excluding foreign exchange risk, was approximately $185.8 million.

At March 31, 2009, bond and stock index futures outstanding had a net long position of $39.5 million as compared to a net long position of $101.7 million at December 31, 2008. A 10% appreciation or depreciation of the underlying exposure to these derivative instruments would have resulted in realized gains or realized losses of $4.0 million as at March 31, 2009 and $10.2 million as at December 31, 2008, respectively. The Company may reduce its exposure to these futures through offsetting transactions, including options and forwards.

The Company invests a portion of its invested assets in investment funds, many of which make private equity investments. The amount and timing of income from such investment funds tends to be uneven as a result of the performance of the underlying investments, including private equity investments. As a result, the amount of income that the Company records from these investments can vary substantially from quarter to quarter. Recent equity and credit market volatility may reduce net income from investment affiliates for these type of investments. The timing of distributions from the funds, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash, can be difficult to predict.

Investment Value-at-Risk (VaR)

The VaR of the investment portfolio at March 31, 2009, based on a 95% confidence level with a one month holding period, excluding foreign exchange risk, was approximately $497.0 million as compared to $892.4 million at December 31, 2008. The VaR of all investment related derivatives excluding investments in affiliates and other investments was approximately $23.2 million as compared to $42.9 million at December 31, 2008. The Company’s investment portfolio VaR as at March 31, 2009 is not necessarily indicative of future VaR levels.

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

Given the investment portfolio allocations as at March 31, 2009, the Company would expect to lose approximately 3.6% of the portfolio excluding foreign exchange movements, if the most damaging event stress tested was repeated, all other things held equal, as compared to 4.2% at December 31, 2008. Given the investment portfolio allocations as at March 31, 2009, the Company would expect to gain approximately 11.6% of the portfolio if the most favorable event stress tested was repeated, all other things held equal, as compared to 14.0% at December 31, 2008. The Company assumes that no action is taken during the stress period to either liquidate or rebalance the portfolio. The Company believes that this fairly reflects the potential decreased liquidity that is often associated with distressed market environments.

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

Commencing in March 2008, the Company and two of its subsidiaries were named, along with approximately 20 other providers and insurers of municipal Guaranteed Investment Contracts and similar derivative products in the U.S. (“collectively Municipal Derivatives”) as well as fourteen brokers of such products, in several purported federal antitrust class actions. The Judicial Panel on Multidistrict Litigation ordered that these be consolidated for pretrial purposes and assigned them to the Southern District of New York. The consolidated amended complaint filed in August 2008 alleges that there was a conspiracy among the defendants during the period from January 1, 1992 to the present to rig bids and otherwise unlawfully decrease the yield for Municipal Derivative products. The purported class of plaintiffs consists of purchasers of Municipal Derivatives. On October 21, 2008 most of the defendants filed motions to dismiss the consolidated amended complaint. The District Judge granted the motions by order dated April 29, 2009, but allowed plaintiffs leave to file a second amended complaint within 20 days of the order. In addition, the same two subsidiaries of the Company have been named in a number of similar actions filed by various municipalities in California state courts. The Defendants have removed those cases to federal court and the cases have been transferred to the Southern District of New York by the Judicial Panel on Multidistrict Litigation. The Company intends to vigorously defend these actions.

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

In August 2005, plaintiffs in a proposed class action (the “Class Action”) that was consolidated into a multidistrict litigation in the United States District Court for the District of New Jersey, captioned In re

Insurance Brokerage Antitrust Litigation, MDL No. 1663, Civil Action No. 04-5184 (the “MDL”), filed a consolidated amended complaint (the “Amended Complaint”), which named as new defendants approximately 30 entities, including Greenwich Insurance Company, Indian Harbor Insurance Company and XL Capital Ltd. In the MDL, the Class Action plaintiffs asserted various claims purportedly on behalf of a class of commercial insureds against approximately 113 insurance companies and insurance brokers through which the named plaintiffs allegedly purchased insurance. The Amended Complaint alleged that the defendant insurance companies and insurance brokers conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements and asserted statutory claims under the Sherman Act, various state antitrust laws and the Racketeer Influenced and Corrupt Organizations Act (“RICO”), as well as common law claims alleging breach of fiduciary duty, aiding and abetting a breach of fiduciary duty and unjust enrichment. By Opinion and Order dated August 31, 2007, the Court dismissed the Sherman Act claims with prejudice and, by Opinion and Order dated September 28, 2007, the Court dismissed the RICO claims with prejudice. The plaintiffs then appealed both orders to the U.S. Court of Appeals for the Third Circuit. Oral argument before the appellate court was held on April 21, 2009. Thereafter, on April 23, 2009, the Third Circuit directed the parties to submit by May 13, 2009 respective supplemental letter briefs addressing a question raised by the Court.

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

Three purported class actions on behalf of shareholders of Syncora have been filed in the Southern District of New York against the Company and one of its subsidiaries (collectively “XL”), Syncora, four Syncora officers, and various underwriters of Syncora securities. The Judge ordered that these be consolidated. The consolidated amended complaint, filed in August 2008, alleges violations of the Securities Act of 1933 arising out of the secondary public offering of Syncora common shares held by XL on June 6, 2007 and sales/exchanges by Syncora of certain preferred shares as well as under the Securities Exchange Act of 1934 arising out of trading in Syncora securities during the asserted class period of March 15, 2007 to March 17, 2008. The principal allegations are that Syncora failed to appropriately and timely disclose its exposures under certain derivative contracts and insurance of tranches of structured securities. XL is named as a party that “controlled” Syncora during the relevant time period. In October, 2008, XL and other defendants filed motions to dismiss the consolidated amended complaint, which motions have been fully briefed. The Company intends to vigorously defend these actions.

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

Refer to Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for further information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliate Purchasers

The following table provides information about purchases by the Company during the three months ended March 31, 2009 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1-31, 2009	–	–	–	$375.5 million
February 1-28, 2009	–	–	–	$375.5 million
March 1-31, 2009	117,508	$3.55	–	$375.5 million

Total	117,508	$3.55	–	$375.5 million

(1)

All share purchased were purchased in connection with the vesting of restricted shares granted under the Company’s restricted stock plan. All of these purchases were made in connection with satisfying tax withholding obligations of those employees. These shares were not purchased as part of the Company’s share repurchase program noted below.

(2)

On September 24, 2007, the Board of Directors of the Company approved a share repurchase program, authorizing the Company to repurchase up to $500.0 million of its Class A ordinary shares. During the quarter ended March 31, 2009, no share repurchases were made under the share repurchase program. As at March 31, 2009, the Company could repurchase $375.5 million of its equity securities under the share repurchase program.

ITEM 6.	EXHIBITS

31**	Rule 13a-14(a)/15d-14(a) Certifications.
32**	Section 1350 Certification.

**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2009

XL CAPITAL LTD
(Registrant)

/s/ MICHAEL S. MCGAVICK Michael S. McGavick Chief Executive Officer

Date: May 8, 2009

/s/ BRIAN W. NOCCO Brian W. Nocco Executive Vice President and Chief Financial Officer