Form 10-Q
period 2009-06-30
XL CAPITAL LTD
filed 2009-08-06
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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
Yes ☐      No ☒

          As of August 3, 2009, there were 342,173,340 outstanding Class A Ordinary Shares, $0.01 par value per share, of the registrant.

XL CAPITAL LTD

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

XL CAPITAL LTD
CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share amounts)	(Unaudited) June 30, 2009	December 31, 2008

A S S E T S
Investments:
Fixed maturities at fair value (amortized cost: 2009, $28,919,613; 2008, $28,990,477)	$25,661,338	$25,636,368
Equity securities, at fair value (cost: 2009, $59,960; 2008, $337,765)	52,480	361,819
Short-term investments, at fair value (amortized cost: 2009, $2,034,109; 2008, $1,500,767)	2,025,138	1,466,323

Total investments available for sale	27,738,956	27,464,510
Investments in affiliates	1,222,317	1,552,789
Other investments (cost: 2009, $642,220; 2008, $417,856)	690,364	459,481

Total investments	29,651,637	29,476,780
Cash and cash equivalents	3,989,372	4,353,826
Accrued investment income	343,018	363,376
Deferred acquisition costs	759,272	713,501
Ceded unearned premiums	959,939	896,216
Premiums receivable	3,352,738	3,135,985
Reinsurance balances receivable	400,372	563,694
Unpaid losses and loss expenses recoverable	3,909,110	3,997,722
Net receivable from investments sold	6,078	99,455
Goodwill and other intangible assets	848,268	853,550
Deferred tax asset, net	314,938	331,348
Other assets	877,475	836,825

Total assets	$45,412,217	$45,622,278

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Liabilities:
Unpaid losses and loss expenses	$21,452,998	$21,650,315
Deposit liabilities	2,436,809	2,710,987
Future policy benefit reserves	5,862,406	5,452,865
Unearned premiums	4,266,872	4,217,931
Notes payable and debt	2,445,230	3,189,734
Reinsurance balances payable	491,212	726,736
Other liabilities	800,798	1,056,879

Total liabilities	$37,756,325	$39,005,447

Commitments and Contingencies
Redeemable Series C preference ordinary shares, 20,000,000 authorized, par value $0.01 Issued and outstanding: (2009, 7,306,920; 2008, 20,000,000)	$182,673	$500,000

Shareholders’ Equity:
Non-controlling interest in equity of consolidated subsidiaries	$2,374	$1,598
Series E preference ordinary shares, 1,000,000 authorized, par value $0.01 Issued and outstanding: (2009, 1,000,000; 2008, 1,000,000)	10	10
Class A ordinary shares, 999,990,000 authorized, par value $0.01 Issued and outstanding: (2009, 342,175,328; 2008, 330,812,343)	3,422	3,308
Additional paid in capital	10,454,982	9,792,371
Accumulated other comprehensive (loss)	(3,202,164)	(3,364,927)
Retained earnings (deficit)	214,595	(315,529)

Total shareholders’ equity	$7,473,219	$6,116,831

Total liabilities, redeemable preference ordinary shares and shareholders’ equity	$45,412,217	$45,622,278

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,

(U.S. dollars in thousands, except share amounts)	2009	2008 (As adjusted – See Note 14)	2009	2008 (As adjusted – See Note 14)

Revenues:
Net premiums earned	$1,429,700	$1,681,722	$2,881,221	$3,394,084
Net investment income	328,348	440,352	676,314	939,581
Realized investment gains (losses):
Net realized gains on investments sold	4,520	49,742	37,623	62,242
Other-than-temporary impairments on investments	(115,620)	(47,702)	(400,660)	(162,453)
Other-than-temporary impairments on investments transferred to other comprehensive income	30,670	—	30,670	—

Total net realized (losses) on investments	(80,430)	2,040	(332,367)	(100,211)
Net realized and unrealized gains (losses) on derivative instruments	969	8,124	(438)	52,806
Net income (loss) from investment fund affiliates	37,086	(20,435)	10,193	(8,636)
Fee income and other	9,796	12,796	21,954	21,087

Total revenues	$1,725,469	$2,124,599	$3,256,877	$4,298,711

Expenses:
Net losses and loss expenses incurred	$779,628	$938,585	$1,569,911	$1,939,478
Claims and policy benefits	174,588	209,725	332,547	406,024
Acquisition costs	223,272	246,237	441,491	512,534
Operating expenses	264,219	298,298	532,606	562,122
Exchange losses	145,221	7,936	120,597	75,681
Interest expense	54,198	65,441	115,539	189,553
Amortization of intangible assets	464	420	929	840

Total expenses	$1,641,590	$1,766,642	$3,113,620	$3,686,232

Income before income tax and loss (income) from operating affiliates	$83,879	$357,957	$143,257	$612,479
Provision for income tax	16,045	51,205	61,998	81,907
Income (loss) from operating affiliates	17,667	(68,901)	7,339	(48,348)

Net income	$85,501	$237,851	$88,598	$482,224
Non-controlling interest in net loss of subsidiary	40	—	40	—

Net income attributable to XL Capital Ltd	$85,541	$237,851	$88,638	$482,224
Preference share dividends	(5,592)	—	(42,126)	(32,500)
Gain on redemption of Series C Preference Ordinary Shares	—	—	211,816	—

Net income available to ordinary shareholders	$79,949	$237,851	$258,328	$449,724

Weighted average ordinary shares and ordinary share equivalents outstanding — basic	342,154	179,054	339,155	178,701

Weighted average ordinary shares and ordinary share equivalents outstanding — diluted	342,468	179,054	339,262	178,701

Earnings per ordinary share and ordinary share equivalent — basic	$0.23	$1.33	$0.76	$2.52

Earnings per ordinary share and ordinary share equivalent — diluted	$0.23	$1.33	$0.76	$2.52

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,

(U.S. dollars in thousands)	2009	2008	2009	2008

Net income attributable to XL Capital Ltd.	$85,541	$237,851	$88,638	$482,224
Impact of adoption of FSP FAS 115-2 and FAS 124-2, net of taxes	(229,670)	—	(229,670)	—
Change in net unrealized (losses) on investments, net of tax	1,115,165	(686,280)	326,480	(1,761,867)
Change in other-than-temporary impairment losses recognized in other comprehensive income, net of tax	(25,595)	—	(25,595)	—
Change in underfunded pension liability	(250)	(21)	(316)	(65)
Change in value of cash flow hedge	110	109	218	218
Foreign currency translation adjustments, net	184,893	6,946	89,639	237,418
Change in net unrealized gain (loss) on future policy benefit reserves	(5,487)	—	2,007	(1,688)

Comprehensive income (loss)	$1,124,707	$(441,395)	$251,401	$(1,043,760)

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	(Unaudited) Six months Ended June 30,

	2009	2008

(U.S. dollars in thousands)
Non-controlling Interest in Equity of Consolidated Subsidiaries:
Balance – beginning of year	$1,598	$2,419
Non-controlling interest in net income (loss) of subsidiary	(40)	—
Non-controlling interest share in change in accumulated other comprehensive (loss) income	816	(832)

Balance – end of period	$2,374	$1,587

Series E Preference Ordinary Shares:
Balance – beginning of year	$10	$10

Balance – end of period	$10	$10

Class A Ordinary Shares:
Balance – beginning of year	$3,308	$1,779
Issuance of Class A ordinary shares	115	13
Exercise of stock options	1	—
Repurchase of shares	(2)	(1)

Balance – end of period	$3,422	$1,791

Additional Paid in Capital:
Balance – beginning of year	$9,792,371	$7,358,801
Issuance of Class A ordinary shares	742,258	49,093
Repurchase of Class A ordinary shares	—	(4,246)
Dividends on Class A ordinary shares	(68,390)	—
Dividends on preference ordinary shares	(42,126)	—
Stock option expense	9,165	10,039
Net change in deferred compensation	21,704	(21,721)

Balance – end of period	$10,454,982	$7,391,966

Accumulated Other Comprehensive (Loss) Income:
Balance – beginning of year	$(3,364,927)	$9,159
Impact of adoption of FSP FAS 115-2 and FAS 124-2, net of taxes	(229,670)	—
Change in net unrealized (losses) on investment portfolio, net of tax	319,960	(1,761,735)
Change in other-than-temporary impairment losses recognized in other comprehensive income, net of tax	(25,595)	—
Change in net unrealized (losses) gains on affiliate and other investments, net of tax	6,520	(132)
Change in underfunded pension liability	(316)	(65)
Change in value of cash flow hedge	218	218
Foreign currency translation adjustments	89,639	237,418
Change in net unrealized gain (loss) on future policy benefit reserves	2,007	(1,688)

Balance – end of period	$(3,202,164)	$(1,516,825)

Retained (Deficit) Earnings:
Balance – beginning of year	$(315,529)	$2,578,393
Impact of adoption of FSP FAS 115-2 and FAS 124-2, net of taxes	229,670	—
Net income	88,638	482,224
Dividends on preference ordinary shares	—	(32,500)
Dividends on Class A ordinary shares	—	(135,866)
Gain on redemption of Series C preference ordinary shares	211,816	—

Balance – end of period	$214,595	$2,892,251

Total Shareholders’ Equity	$7,473,219	$8,770,780

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,

	2009	2008

(U.S. dollars in thousands)
Cash flows (used in) provided by operating activities:
Net income	$88,638	$482,224
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net realized losses on investments	332,367	100,211
Net realized and unrealized losses (gains) on derivative instruments	438	(52,806)
Amortization of (discounts) on fixed maturities	(18,267)	(21,117)
Loss (income) from investment and operating affiliates	(17,532)	56,984
Amortization of deferred compensation	19,713	26,973
Accretion of convertible debt	496	499
Accretion of deposit liabilities	23,306	92,396
Unpaid losses and loss expenses	(328,569)	(665,502)
Future policy benefit reserves	(45,102)	(8,470)
Unearned premiums	(13,572)	588,745
Premiums receivable	(154,816)	(395,077)
Unpaid losses and loss expenses recoverable	121,547	669,117
Prepaid reinsurance premiums	(51,718)	(139,148)
Reinsurance balances receivable	165,926	118,674
Deferred acquisition costs	(21,422)	(93,215)
Reinsurance balances payable	(252,006)	(45,114)
Deferred tax asset	(26,375)	38,248
Other assets	(42,857)	89,958
Other liabilities	(253,383)	(265,286)
Other	(47,780)	69,007

Total adjustments	$(609,606)	$165,077

Net cash (used in) provided by operating activities	$(520,968)	$647,301

Cash flows provided by investing activities:
Proceeds from sale of fixed maturities and short-term investments	$5,140,997	$9,840,029
Proceeds from redemption of fixed maturities and short-term investments	2,119,654	1,333,153
Proceeds from sale of equity securities	353,600	529,130
Purchases of fixed maturities and short-term investments	(7,467,848)	(7,470,615)
Purchases of equity securities	(18,339)	(331,062)
Net disposition of investment affiliates	597,852	201,749
Other investments	(25,014)	31,354

Net cash provided by investing activities	$700,902	$4,133,738

Cash flows (used in) financing activities:
Proceeds from issuance of Class A ordinary shares	$745,000	$—
Repurchase of Class A ordinary shares	(541)	(4,247)
Redemption of Series C preference ordinary shares	(104,718)	—
Dividends paid on Class A ordinary shares	(68,372)	(135,381)
Dividends paid on preference ordinary shares	(50,178)	(32,500)
Deposit liabilities	(138,976)	(5,056,582)
Repayment of debt	(745,000)	—
Net cash flow on securities lending	(242,662)	186,700

Net cash (used in) financing activities	$(605,447)	$(5,042,010)
Effects of exchange rate changes on foreign currency cash	61,059	85,190

Increase (decrease) in cash and cash equivalents	(364,454)	(175,781)
Cash and cash equivalents – beginning of period	4,353,826	3,880,030

Cash and cash equivalents – end of period	$3,989,372	$3,704,249

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Preparation and Consolidation

          These unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, these unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the Company’s financial position and results of operations as at the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All significant inter-company accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.

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

          The Company has performed an evaluation of subsequent events through August 5, 2009, which is the date the financial statements were issued.

2. Significant Accounting Policies

          (a) Recent Accounting Pronouncements

          In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“FAS 160”), to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires any changes in ownership interest of the subsidiary be accounted for as equity transactions; and requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. FAS 160 is effective for interim and annual financial statements issued after January 1, 2009. While the adoption of this standard did not have a material impact on the Company’s financial condition or results of operations, such adoption did result in certain changes in the presentation and disclosure of noncontrolling interests as noted above.

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

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

          (a) Recent Accounting Pronouncements (Continued)

          In May 2008, the FASB issued FAS 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FAS 60” (“FAS 163”) to address current diversity in practice with respect to accounting for financial guarantee insurance contracts by insurance enterprises under FAS 60, “Accounting and Reporting by Insurance Enterprises” (“FAS 60”). That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views regarding when a loss has been incurred under FAS 5, “Accounting for Contingencies”. FAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. FAS 163 also clarifies how FAS 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. FAS 163 also requires expanded disclosures about financial guarantee insurance contracts. The standard was adopted by the Company as of January 1, 2009. The Company had reserves for financial guarantee insurance contracts of $14.5 million recorded within “Unpaid Losses and Loss Expenses”, at both June 30, 2009 and December 31, 2008. The adoption of FAS 163 during 2009 did not have a material impact on the Company’s financial condition or results of operations.

          As of June 30, 2009, the Company’s outstanding financial guarantee contracts that were subject to FAS 163 included the reinsurance of 47 financial guarantee contracts with total insured contractual payments outstanding of $788.7 million ($638.2 million of principal and $150.5 million of interest) with a remaining weighted-average contract period of 8.4 years. The total gross claim liability and unearned premiums recorded at June 30, 2009 were $14.5 million and $2.3 million, respectively. Of the contractual exposure existing at June 30, 2009, the Company has reinsured $400.3 million with a third party. There are no gross claim liabilities or recoverables recorded relating to this exposure. As of December 31, 2008, the Company’s outstanding financial guarantee contracts that were subject to FAS 163 included the reinsurance of 48 financial guarantee contracts with total insured contractual payments outstanding of $936.6 million ($798.5 million of principal and $138.1 million of interest) with a remaining weighted-average contract period of 7.9 years. The total gross claim liability and unearned premiums recorded at December 31, 2008 were $14.5 million and $3.1 million, respectively. Of the contractual exposure existing at December 31, 2008, the Company had reinsured $360.5 million with subsidiaries of Syncora Holdings Ltd (“Syncora”), however as at June 30, 2009 no reinsurance balances recoverable from Syncora had been recorded. Surveillance procedures to track and monitor credit deteriorations in the insured financial obligations are performed by the primary obligors for each transaction on the Company’s behalf. Information regarding the performance status and updated exposure values is provided to the Company on a quarterly basis and evaluated by management in recording claims reserves. Of the 47 contracts noted above, 5 contracts with total insured contractual payments outstanding of $18.1 million had experienced an event of default and were considered by the Company to be non-performing at June 30, 2009, while the remaining 42 contracts were considered to be performing at such date.

          While not financial guarantee insurance contracts under FAS 163, the Company’s guarantees to the European Investment Bank in respect of financial guaranty policies issued by subsidiaries of Syncora to the European Investment Bank (the “EIB Policies”), subject to certain limitations, have been accounted for under FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” These guarantees were provided for the benefit of EIB polices relating to project finance transactions comprised of transportation, school and hospital projects with an average rating of BBB, written between 2001 and 2006 with anticipated maturities ranging between 2027 and 2038. As at June 30, 2009, the Company’s exposures relating to the EIB Policies was approximately $996.3 million, as compared to $955.4 million at December 31, 2008, mainly due to the weakening of the U.S. dollar against the currencies of the underlying obligations. As of June 30, 2009, there have been no reported events of default on the underlying obligations, accordingly, no reserves have been recorded.

          In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” (“FSP EITF 03-6-1”) This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share (“EPS”) pursuant to the two-class method described in

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

          (a) Recent Accounting Pronouncements (Continued)

paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share.” A share-based payment award that contains a non-forfeitable right to receive cash when dividends are paid to ordinary shareholders irrespective of whether that award ultimately vests or remains unvested shall be considered a participating security as these rights to dividends provide a non-contingent transfer of value to the holder of the share-based payment award. Accordingly, these awards should be included in the computation of basic EPS pursuant to the two-class method. The guidance in this FSP was effective for the Company as of January 1, 2009. All prior period EPS data presented was adjusted retrospectively to conform to the provisions of the FSP. Under the terms of the Company’s restricted stock awards, grantees are entitled to the right to receive dividends on the unvested portions of their awards. There is no requirement to return these dividends in the event the unvested awards are forfeited in the future. Accordingly, this FSP had an impact on the Company’s EPS calculations. See Note 14, “Earnings Per Share”, for a description of the impact of the adoption of FSP EITF 03-6-1 on the 2008 EPS figures.

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

          In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly and amends certain FAS 157 disclosure guidance. FSP FAS 157-4 was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial condition or results of operations.

          In April 2009, the FASB issued FSP No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”) which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this guidance effective April 1, 2009, which resulted in a net after-tax increase to retained earnings and decrease to Accumulated Other Comprehensive Income (Loss) of $229.7 million, as of April 1, 2009. The disclosures required by this FSP are provided in Note 6, “Investments”.

          In April 2009, the FASB issued FSP No. 107-1 and APB 28-1 (“FSP FAS 107-1”), “Interim Disclosures about Fair Value of Financial Instruments” which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 107-1 was effective for interim reporting periods ending after June 15, 2009. This standard affects disclosures only and accordingly did not have an impact on the Company’s financial condition or results of operations.

          In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires an asset acquired or liability assumed in a business combination that arises from a contingency to be recognized at fair value at the acquisition date, if the acquisition date fair value of that asset or liability can be determined during the measurement period. If the acquisition date fair value of an asset acquired or liability assumed in a business combination that arises from a contingency cannot be determined during the measurement period, the asset or liability shall be recognized at the acquisition date using the guidance in FAS No. 5, “Accounting for Contingencies.” This FSP also amends disclosure requirements. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The Company’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s financial position or results of operations.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

          (a) Recent Accounting Pronouncements (Continued)

          In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“FAS 165”). This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, but the rules concerning recognition and disclosure of subsequent events will remain essentially unchanged. Subsequent events guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under FAS 165 as under current practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s financial condition or results of operations.

          In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140” (“FAS 166”). FAS 166 amends the accounting for transfers of financial assets and also removes the concept of a qualifying special-purpose entity from FAS 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), to qualifying special-purpose entities. FAS 166 must be applied from January 1, 2010 for the Company, for both interim and annual periods. Earlier application is prohibited. FAS 166 must be applied to transfers occurring on or after the effective date. The Company is currently evaluating the potential impact of this standard, however, it is not currently expected to have a material impact on the Company’s financial condition or results of operations.

          In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”) in an effort to improve financial reporting by enterprises involved with variable interest entities. FAS 167 retains the scope of FIN 46(R) with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in FAS 166. FAS 167 amends FIN 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity under revised guidelines that are more qualitative than under previous guidance and amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Before this Statement, FIN 46(R) required reconsideration of whether an enterprise is the primary beneficiary of a variable interest entity only when specific events occurred. FAS 167 also amends FIN 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement with a variable interest entity. The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity. FAS 167 nullifies FASB Staff Position FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities”. However, the content of the enhanced disclosures required by this Statement is generally consistent with that previously required by the FSP. The Company is currently evaluating the potential impact of this standard on its financial condition and results of operations.

          In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, A replacement of FAS 162” (“FAS 168”). FAS 168 specifies that the FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. For financial statements issued for interim and annual periods ending after September 15, 2009, the effective date of FAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. While the Codification does not change GAAP, it introduces a new structure—one that is intended to be organized in an easily accessible, user-friendly online research system. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

          (b) Fair Value Measurements and Total Investments

          FAS 157, “Fair Value Measurements” (“FAS 157”) requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the “exit price”). Instruments that the Company owns (“long positions”) are marked to bid prices and instruments that the Company has sold but not yet purchased (“short positions”) are marked to offer prices. Fair value measurements are not adjusted for transaction costs.

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

       Investments Available For Sale

          Investments that are considered available for sale (comprised of the Company’s fixed maturities, equity securities and short-term investments) are carried at fair value. The fair values for available for sale investments are generally sourced from third parties. The fair value of fixed maturity securities is based upon quoted market values where available, “evaluated bid” prices provided by third party pricing services (“pricing services”) where quoted market values are not available, or by reference to broker or underwriter bid indications where pricing services do not provide coverage for a particular security. To the extent the Company believes current trading conditions represent distressed transactions, the Company may elect to utilize internally generated models. The pricing services use market approaches to valuations using primarily Level 2 inputs in the vast majority of valuations, or some form of discounted cash flow analysis, to obtain investment values for a small percentage of fixed maturity securities for which they provide a price. Pricing services indicate that they will only produce an estimate of fair value if there is objectively verifiable information available to produce a valuation. Standard inputs to the valuations provided by the pricing services listed in approximate order of priority for use when available include: reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data. The pricing services may prioritize inputs differently on any given day for any security, and not all inputs listed are available for use in the evaluation process on any given day for each security evaluation; however, the pricing services also monitor market indicators, industry and economic events. Information of this nature is a trigger to acquire further corroborating market data. When these inputs are not available, they identify “buckets” of similar securities (allocated by asset class types, sectors, sub-sectors, contractual cash flows/structure, and credit rating characteristics) and apply some form of matrix or other modeled pricing to determine an appropriate security value which represents their best estimate as to what a buyer in the marketplace would pay for a security in a current sale. While the Company receives values for the majority of the investment securities it holds from one or more pricing services, it is ultimately management’s responsibility to determine whether the values received and recorded in the financial statements are representative of appropriate fair value measurements. It is common industry practice to utilize pricing services as a source for determining the fair values of investments where the pricing services are able to obtain sufficient market corroborating information to allow them to produce a valuation at a reporting date. In addition, in the majority

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

          (b) Fair Value Measurements and Total Investments (Continued)

of cases, although a value may be obtained from a particular pricing service for a security or class of similar securities, these values are corroborated against values provided by other pricing sources.

          Broker quotations are used to value fixed maturities where prices are unavailable from pricing services due to factors specific to the security such as limited liquidity, lack of current transactions, or trades only taking place in privately negotiated transactions. These are considered Level 3 valuations, as significant inputs utilized by brokers may be difficult to corroborate with observable market data, or sufficient information regarding the specific inputs utilized by the broker was not obtained to support a Level 2 classification.

          Prices provided by independent pricing services and independent broker quotes can vary widely even for the same security. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts. During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of the Company’s securities, for example, Collateralized loan obligations (“CLOs”), Alt-A and sub-prime mortgage backed securities, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment with regard to fair value. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated or require greater estimation, thereby resulting in values which may be different than the value at which the investments may be ultimately sold.

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

      Investment In Affiliates

          Investments in which the Company has significant influence over the operating and financial policies of the investee are classified as investments in affiliates on the Company’s balance sheet and are accounted for under the equity method of accounting. Under this method, the Company records its proportionate share of income or loss from such investments in its results for the period as well as its portion of movements in certain of the investee shareholders’ equity balances. When financial statements of the affiliate are not available on a timely basis to record the Company’s share of income or loss for the same reporting periods as the Company, the most recently available financial statements are used. This lag in reporting is applied consistently until such time as timely information may become available. Significant influence is generally deemed to exist where the Company has an investment of 20% or more in the common stock of a corporation or an investment of 3% or greater in closed end funds, limited partnerships, LLCs or similar investment vehicles. The Company records its alternative and private fund affiliates on a one month and three month lag, respectively, and its operating affiliates on a three month lag. Significant influence is considered for other strategic investments on a case- by-case basis. Investments in affiliates are not subject to FAS 157 as they are not considered to be fair value measurements under FAS 157. However, impairments associated with investments in affiliates that are deemed to be other-than-temporary are calculated in

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

          (b) Fair Value Measurements and Total Investments (Continued)

accordance with FAS 157 and appropriate disclosures included within the financial statements during the period the losses are recorded.

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

          Income on unrated tranches of collateralized debt obligations is reflected only to the extent the Company’s principal has been fully recovered. This is not considered to be a fair value measurement under FAS 157 and accordingly these investments have been excluded from FAS 157 disclosures. These investments are carried under the cost recovery method given the uncertainty of future cash flows. The carrying value of these investments held by the Company at June 30, 2009 and December 31, 2008 was $13.1 million and $14.7 million, respectively.

          The Company historically participated in structured transactions in project finance related areas under which the Company provided a cash loan supporting trade finance transactions. These transactions are accounted for in accordance with SOP 01-6, “Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others” under which the loans are considered held for investment as the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff. Accordingly, these funded loan participations are reported in the balance sheet at outstanding principal adjusted for any allowance for loan losses as considered necessary by management. In addition, the Company invested in a payment obligation that is carried at amortized cost as described in Note 7, “Other Investments”. These investments are not considered to be fair value measurements under FAS 157 and accordingly they have been excluded from the FAS 157 disclosures. The carrying value of these investments held by the Company at June 30, 2009 and December 31, 2008 was $212.1 million and $80.1 million, respectively.

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

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

          (c) Derivative Instruments

          The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. The changes in fair value of derivatives are shown in the consolidated statement of income as “net realized and unrealized gains and losses on derivative instruments” unless the derivatives are designated as hedging instruments. The accounting for derivatives which are designated as hedging instruments is discussed below. Changes in fair value of derivatives may create volatility in the Company’s results of operations from period to period. Amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) are offset against net fair value amounts recognized in the consolidated balance sheet for derivative instruments executed with the same counterparty under the same netting arrangement.

          Derivative contracts can be exchange-traded or OTC. Exchange-traded derivatives (futures and options) typically fall within Level 1 of the FAS 157 fair value hierarchy depending on whether they are deemed to be actively traded or not. OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market clearing transactions, broker or dealer quotations or alternative pricing sources where an understanding of the inputs utilized in arriving at the valuations is obtained. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms and specific risks inherent in the instrument as well as the availability of pricing information in the market. The Company generally uses similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs. For OTC derivatives that trade in liquid markets, such as generic forwards, interest rate swaps and options, model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments comprise the majority of derivatives held by the Company and are typically classified within Level 2 of the fair value hierarchy.

          Certain OTC derivatives trade in less liquid markets with limited pricing information, or required model inputs which are not directly market corroborated, which causes the determination of fair value for these derivatives to be inherently more subjective. Accordingly, such derivatives are classified within Level 3 of the fair value hierarchy. The valuations of less standard or liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Level 1 and Level 2 inputs are regularly updated to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are only changed when corroborated by evidence such as similar market transactions, pricing services and/or broker or dealer quotations. The Company conducts its derivative activities in four main areas: investment related derivatives, credit derivatives, other non-investment related derivatives, and until late 2008 it also utilized weather and energy derivatives.

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

          Other Non-Investment Related Derivatives

          The Company may also enter into derivatives as part of contingent capital facilities including put options and interest rate swaps, or hold contracts containing embedded derivatives such as life reinsurance contracts containing guaranteed minimum income

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

          (c) Derivative Instruments (continued)

benefits (“GMIB”) over the account balance upon the policyholder’s election to take the income benefit. The fair value of this derivative is determined based on the present value of expected cash flows. In addition, the Company has modified coinsurance and funds withheld reinsurance agreements that provide for a return based on a portfolio of fixed income securities; as such, the agreements contain embedded derivatives. The embedded derivative is bifurcated from the funds withheld balance and recorded at fair value with changes in fair value recognized in earnings through net realized and unrealized gains and losses on derivative instruments.

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

          The following tables set forth the Company’s assets and liabilities that were accounted for at fair value as of June 30, 2009 and December 31, 2008 by level within the fair value hierarchy (for further information, see Note 2 (b) to the Consolidated Financial Statements, “Significant Accounting Policies – Fair Value Measurements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and Note 2 (b) above):

(U.S. dollars in thousands) (Unaudited)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance as of June 30, 2009

Assets
U.S. Government and Government agency	$—	$4,500,762	$—	$—	$4,500,762
Corporate	—	9,316,570	21,462	—	9,338,032
Residential mortgage-backed securities – Agency	—	3,080,359	—	—	3,080,359
Residential mortgage-backed securities – Non-Agency	—	1,107,451	18,938	—	1,126,389
Commercial mortgage-backed securities	—	1,461,816	33,289	—	1,495,105
Collateralized debt obligations	—	61,689	503,168	—	564,857
Other asset-backed securities	—	1,345,983	43,341	—	1,389,324
U.S. States and political subdivisions of the States	—	493,107	—	—	493,107
Non-U.S. Sovereign Government	—	3,630,818	42,585	—	3,673,403

Total Fixed maturities, at fair value	$—	$24,998,555	$662,783	$—	$25,661,338
Equity securities, at fair value	15,040	37,440	—	—	52,480
Short-term investments, at fair value (7)	—	2,004,524	20,614	—	2,025,138

Total investments available for sale	$15,040	$27,040,519	$683,397	$—	$27,738,956
Cash equivalents (1)	2,419,330	556,413	—	—	2,975,743
Other investments (2)	—	399,928	65,134	—	465,062
Other assets (3)(5)	—	138,380	205,398	(234,249)	109,529

Total assets accounted for at fair value	$2,434,370	$28,135,240	$953,929	$(234,249)	$31,289,290

Liabilities
Financial instruments sold, but not yet purchased (6)	$—	$26,135	$—	$—	$26,135
Other liabilities (4)(5)	—	16,011	84,663	(81,947)	18,727

Total liabilities accounted for at fair value	$—	$42,146	$84,663	$(81,947)	$44,862

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

(U.S. dollars in thousands) (Unaudited)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance as of December 31, 2008

Assets
U.S. Government and Government agency	$—	$3,978,342	$—	$—	$3,978,342
Corporate	—	9,226,097	62,506	—	9,288,603
Residential mortgage-backed securities – Agency	—	2,099,955	—	—	2,099,955
Residential mortgage-backed securities – Non-Agency	—	1,329,052	37,150	—	1,366,202
Commercial mortgage-backed securities	—	2,097,757	43,811	—	2,141,568
Collateralized debt obligations	—	40,669	598,110	—	638,779
Other asset-backed securities	—	2,158,602	121,150	—	2,279,752
U.S. States and political subdivisions of the States	—	468,770	—	—	468,770
Non-U.S. Sovereign Government	—	3,285,245	89,152	—	3,374,397

Total Fixed maturities, at fair value	$—	$24,684,489	$951,879	$—	$25,636,368
Equity securities, at fair value	276,040	85,779	—	—	361,819
Short-term investments, at fair value (7)	—	1,445,577	20,746	—	1,466,323

Total investments available for sale	$276,040	$26,215,845	$972,625	$—	$27,464,510
Cash equivalents (1)	1,082,813	1,227,461	—	—	2,310,274
Other investments (2)	—	299,325	65,354	—	364,679
Other assets (3)(5)	—	219,366	314,906	(411,316)	122,956

Total assets accounted for at fair value	$1,358,853	$27,961,997	$1,352,885	$(411,316)	$30,262,419

Liabilities
Financial instruments sold, but not yet purchased (6)	$—	$26,536	$—	$—	$26,536
Other liabilities (4)(5)	—	53,101	88,088	(65,232)	75,957

Total liabilities accounted for at fair value	$—	$79,637	$88,088	$(65,232)	$102,493

(1)	Cash equivalents balances subject to fair value measurement include certificates of deposit and money market funds. Operating cash balances are not subject to FAS 157.

(2)

The Other investments balance excludes certain unrated tranches of collateralized loan obligations which are carried under the cost recovery method given the uncertainty of future cash flows that totaled $13.1 million and $14.7 million at June 30, 2009 and December 31, 2008, respectively, as well as certain investments in project finance transactions and a payment obligation (as described in Note 7, “Other Investments”) which are carried at amortized cost that totaled $212.1 million at June 30, 2009 and $80.1 million at December 31, 2008, respectively.

(3)	Other assets include derivative instruments.

(4)	Other liabilities include derivative instruments.

(5)

The derivative balances included in each category above are reported on a gross basis by level with a netting adjustment presented separately in the “Collateral and Counterparty Netting” column. The Company often enters into different types of derivative contracts with a single counterparty and these contracts are covered under a netting agreement. In addition, the Company held cash collateral related to derivative assets of approximately $152.3 million and $346 million at June 30, 2009 and December 31, 2008, respectively. This balance is included within cash and cash equivalents and the corresponding liability to return the collateral has been offset against the derivative asset within the balance sheet as appropriate under the netting agreement. The fair value of the individual derivative contracts are reported gross in their respective levels based on the fair value hierarchy.

(6)	Financial instruments sold, but not purchased are included within “Net receivable for investments sold” on the balance sheet.

(7)	Short-term investments consist primarily of corporate, U.S. Government and Government Agency securities, and non-U.S. Sovereign Government securities.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

          Level 3 Gains and Losses

          The tables below present additional information about assets and liabilities measured at fair value on a recurring basis and for which Level 3 inputs were utilized to determine fair value. The table reflects gains and losses for the three and six month periods ended June 30, 2009 for all financial assets and liabilities categorized as Level 3 as of March 31, 2009 and June 30, 2009, respectively. The tables do not include gains or losses that were reported in Level 3 in prior periods for assets that were transferred out of Level 3 prior to June 30, 2009. Gains and losses for assets and liabilities classified within Level 3 in the table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, it should be noted that the following table does not take into consideration the effect of offsetting Level 1 and 2 financial instruments entered into by the Company that are either economically hedged by certain exposures to the Level 3 positions or that hedge the exposures in Level 3 positions.

	Level 3 Assets and Liabilities Three Months Ended June 30, 2009

(U.S. dollars in thousands (Unaudited)	Corporate	Residential mortgage-backed securities – Non Agency	Commercial mortgage-backed securities	Collateralized debt obligations	Other asset backed securities
Balance, beginning of period	$31,146	$19,270	$34,933	$429,460	$61,794
Realized (losses) gains	(1,224)	(749)	(1,069)	(8,916)	507
Movement in unrealized (losses) gains	3,545	2,631	(670)	102,377	(4,509)
Purchases, sales issuances and settlements, net	(2,223)	—	(57)	(915)	—
Transfers into Level 3	1,974	174	166	993	7
Transfers out of Level 3	(11,716)	(2,388)	(14)	(19,831)	(14,458)
Fixed maturities to short term investments classification change	(40)	—	—	—	—

Balance, end of period	$21,462	$18,938	$33,289	$503,168	$43,341

Movement in total (losses) above relating to instruments still held at the reporting date	$2,425	$2,091	$(734)	$89,027	$(4,886)

	Level 3 Assets and Liabilities Three Months Ended June 30, 2009 (continued)

(U.S. dollars in thousands (Unaudited)	Non-U.S. Sovereign Government	Short-term Investments	Other investments	Derivative Contracts - Net
Balance, beginning of period	$45,719	$13,830	$64,391	$186,448
Realized (losses) gains	912	(4,167)	—	2,823
Movement in unrealized (losses) gains	847	7,348	1,720	(73,454)
Purchases, sales issuances and settlements, net	15,975	471	(977)	4,918
Transfers into Level 3	—	188	—	—
Transfers out of Level 3	(17,960)	(4)	—	—
Fixed maturities to short term investments classification change	(2,908)	2,948	—	—

Balance, end of period	$42,585	$20,614	$65,134	$120,735

Movement in total (losses) above relating to instruments still held at the reporting date	$(775)	$5,485	$1,720	$(73,454)

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

          Level 3 Gains and Losses (continued)

	Level 3 Assets and Liabilities Six Months Ended June 30, 2009

(U.S. dollars in thousands (Unaudited)	Corporate	Residential mortgage-backed securities – Non Agency	Commercial mortgage-backed securities	Collateralized debt obligations	Other asset backed securities
Balance, beginning of period	$62,506	$37,150	$43,811	$598,110	$121,150
Realized (losses) gains	(5,514)	(2,621)	(4,294)	(29,518)	(2,570)
Movement in unrealized (losses) gains	6,042	2,116	7,551	(19,525)	(6,789)
Purchases, sales issuances and settlements, net	(4,071)	641	(5,260)	(11,826)	(5,481)
Transfers into Level 3	1,455	200	3,082	1,044	2
Transfers out of Level 3	(38,256)	(18,548)	(11,601)	(35,117)	(62,971)
Fixed maturities to short term investments classification change	(700)	—	—	—	—

Balance, end of period	$21,462	$18,938	$33,289	$503,168	$43,341

Movement in total (losses) above relating to instruments still held at the reporting date	$4,073	$1,970	$5,741	$(36,681)	$(9,476)

	Level 3 Assets and Liabilities Six Months Ended June 30, 2009 (continued)
(U.S. dollars in thousands (Unaudited)	Non-U.S. Sovereign Government	Short-term Investments	Other investments	Derivative Contracts - Net
Balance, beginning of period	$89,152	$20,746	$65,354	$226,818
Realized (losses) gains	—	(2,827)	—	2,823
Movement in unrealized (losses) gains	(1,192)	3,684	(5,898)	(118,803)
Purchases, sales issuances and settlements, net	16,395	(5,073)	5,678	9,897
Transfers into Level 3	—	418	—	—
Transfers out of Level 3	(58,804)	—	—	—
Fixed maturities to short term investments classification change	(2,966)	3,666	—	—

Balance, end of period	$42,585	$20,614	$65,134	$120,735

Movement in total (losses) above relating to instruments still held at the reporting date	$(1,026)	$2,700	$(5,898)	$(118,803)

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

          Level 3 Gains and Losses (Continued)

		Level 3 Assets and Liabilities Three Months Ended June 30, 2008

(U.S. dollars in thousands) (Unaudited)	Fixed Maturities	Short-term Investments	Other Investments	Derivative Contracts — Net

Balance, beginning of period	$1,221,766	$9,569	$52,338	$52,446
Realized (losses) gains	(53,062)	—	—	24,762
Movement in unrealized (losses) gains	(59,036)	(94)	(4,159)	(28,544)
Purchases, issuances and settlements	165,601	(1,918)	13,414	6,687
Transfers in and/or out of Level 3	252,471	886	—	—

Balance, end of period	$1,527,740	$8,443	$61,593	$55,351

Movement in total (losses) gains above relating to instruments still held at the reporting date	$(10,726)	$19	$(4,159)	$(28,544)

		Level 3 Assets and Liabilities Six Months Ended June 30, 2008

(U.S. dollars in thousands) (Unaudited)	Fixed Maturities	Short-term Investments	Other Investments	Derivative Contracts — Net

Balance, beginning of period	$1,385,601	$15,606	$40,354	$12,283
Realized (losses) gains	(132,363)	13	—	26,843
Movement in unrealized (losses) gains	(216,020)	(181)	(3,494)	6,189
Purchases, issuances and settlements	142,552	(6,105)	24,733	10,036
Transfers in and/or out of Level 3	347,970	(890)	—	—

Balance, end of period	$1,527,740	$8,443	$61,593	$55,351

Movement in total (losses) gains above relating to instruments still held at the reporting date	$(226,154)	$—	$(3,494)	$6,189

          Level 3 assets include securities for which the values were obtained from brokers where either significant inputs were utilized in determining the value that were difficult to corroborate with observable market data, or sufficient information regarding the specific inputs utilized by the broker was not available to support a Level 2 classification. Level 3 assets also include securities for which the Company determined current market trades represent distressed transactions, and accordingly, the Company determined fair value using certain inputs that are not observable to market participants. Transfers from Level 3 to Level 2 during the quarter ended June 30, 2009, were primarily as a result of the Company utilizing pricing services containing significant observable inputs over other Level 3 valuations for certain assets.

          Fixed maturities and short term investments

          At June 30, 2009, a significant component of Level 3 assets represented Core collateralized debt obligations (“CDOs”) (defined by the Company as investments in non-mortgage CDOs), totaling $520.4 million. Certain asset classes, primarily consisting of privately placed investments, did not have sufficient market corroborated information available to allow a pricing service to provide a price and accordingly the valuation was determined by the use of broker quotes. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments as is currently the case for certain CDOs, for which sufficient information, such as cash flows or other security structure or market information, was not available to enable a third party pricing service to provide a price and as such valuation is determined based on broker quotes for which sufficient information regarding the specific inputs utilized by the broker in determining the fair value was not obtained to support a Level 2 classification. In addition, as noted below, for certain CDO holdings, the Company previously determined in late 2008 that internal models would be more appropriate and better representative of the fair value of these securities given that recent valuations were as a result of broker bids or valuation models that used recent market trading

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

which the Company considered to be distressed transactions. The Company’s holdings in securities exposed to sub-prime mortgages are generally not based on quoted prices for identical securities, they are based on model-derived valuations from pricing services in which all significant inputs and significant value drivers are considered to be observable in active markets, and these securities continue to be classified within Level 2.

          Of the total CDO holdings of $582.3 million at June 30, 2009, the Company has determined that for a portion of such CDO holdings with a fair value of $450.5 million and a par value of $807.5 million, valuations were as a result of broker bids that used recent market trading which the Company considered to be distressed transactions. The corresponding fair value and par value of such CDO holdings at December 31, 2008, was $483.2 million and $801.5 million, respectively. As of June 30, 2009, the market for CDO’s remained extremely illiquid due to a number of factors including risk aversion and reduction among institutional buyers. As a result, the Company believes that current broker bids reflect loss expectations that do not reflect fair values at which willing buyers and sellers would transact. The Company continues to believe that internal models would be more appropriate and better representative of the fair value at which these securities would be sold in an orderly transaction.

          At June 30, 2009, the Company’s internal models resulted in a fair value that was $154.7 million higher than those that would have been determined by utilizing third party values sourced through brokers or pricing services. This variance represents 19.2% of par value of these holdings, which based on the portfolio’s spread duration of 4.9 years corresponds to an approximate 390 basis point decrease relative to the spread levels implied in current market levels of trading which management believes are distressed trades. The Company believes that, in the aggregate, this is appropriate as compared to current estimates of market credit spreads.

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

          60% extreme loss outcomes:

•	20% weighting to current third party valuations, with a fair value of $295.8 million, which the Company believes includes the current market liquidity premium;

•

20% weighting to current cash flow estimates discounted at management’s view of current market spreads, with a fair value of $277.0 million, which the Company believes includes the current market liquidity premium;

•

20% weighting to current cash flow estimates, adjusted by a multiple of the current underlying loss estimates, discounted at the coupon of the securities, with a further reduction in value representing a liquidity premium equal to double the prevailing total credit spread levels of the most severe previous CLO market deterioration, which resulted in a fair value of $462.4 million; and

          40% likely loss outcomes:

•

40% weighting to likely loss outcomes, representing current cash flow estimates discounted at the coupon of the securities, with a further reduction in value representing a liquidity premium equal to the prevailing credit spread levels of the most severe previous CLO market deterioration, which resulted in a fair value of $608.7 million.

          While a number of the Level 3 investments have been written down as a result of the Company’s impairment analysis, the Company continues to report, at June 30, 2009, gross unrealized losses of $493.2 million related to Level 3 available-for-sale investments. Management completed a detailed review in conjunction with its external investment managers and third party advisors, of the Company’s underlying sub-prime and related residential mortgage exposures, as well as a consideration of the broader structured credit market, and concluded that the unrealized gains and losses in these asset classes are the result of a decrease in value due to technical spreads widening and broader market sentiment, rather than fundamental collateral deterioration and are temporary in nature.

          The remainder of the Level 3 assets relate to private equity investments where the nature of the underlying assets held by the investee include positions such as private business ventures and are such that significant Level 3 inputs are utilized in the valuation, and certain derivative positions.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

          Other investments

          Included within the Other Investments component of the Company’s Level 3 valuations are private investments where the Company is not deemed to have significant influence over the investee. The fair value of these investments is based upon net asset values received from the investment manager or general partner of the respective entity. The nature of the underlying investments held by the investee which form the basis of the net asset value include assets such as private business ventures and are such that significant Level 3 inputs are utilized in the determination of the individual underlying holding values and accordingly the fair value of the Company’s investment in each entity is classified within Level 3. The Company also incorporates factors such as the most recent financial information received, the values at which capital transactions with the investee take place, and management’s judgment regarding whether any adjustments should be made to the net asset value in recording the fair value of each position which are recorded on a one quarter lag basis as a result.

          Derivative instruments

          Derivative instruments classified within Level 3 include: (i) certain interest rate swaps where the duration of the contract the Company holds exceeds that of the longest term on a market observable input, (ii) weather and energy derivatives, (iii) GMIB benefits embedded within a certain reinsurance contract, (iv) a put option included within the Company’s remaining contingent capital facility and (v) credit derivatives sold providing protection on senior tranches of structured finance transactions where the value is obtained directly from the investment bank counterparty for which sufficient information regarding the inputs utilized in the valuation was not obtained to support a Level 2 classification. The majority of inputs utilized in the valuations of these types of derivative contracts are considered Level 1 or Level 2; however, each valuation includes at least one Level 3 input that was significant to the valuation and accordingly the values are disclosed within Level 3.

          In addition, see Item 8, Note 2 to the Consolidated Financial Statements, “Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for a general discussion of types of assets and liabilities that are classified within Level 3 of the fair value hierarchy as well as the Company’s valuation policies for such instruments.

          Financial Instruments Not Carried at Fair Value

          FAS 107, “Disclosures about Fair Value of Financial Instruments” (“FAS 107”) requires additional disclosure of fair value information for financial instruments not carried at fair value. Certain financial instruments, particularly insurance contracts, are excluded from the fair value disclosure requirements of FAS 107. The carrying values of cash and cash equivalents, accrued investment income, net receivable from investments sold, other assets, net payable for investments purchased, other liabilities and other financial instruments not included below approximated their fair values. The following table includes financial instruments for which the carrying amount differs from the estimated fair values:

	As of June 30, 2009		As of December 31, 2008
(U.S. dollars in thousands) (Unaudited)	Carrying Value	Fair Value	Carrying Value	Fair Value

Other investments	$690.4	$679.1	$459.5	$443.3

Financial Assets	$690.4	$679.1	$459.5	$443.3

Deposit Liabilities	$2,436.8	$1,963.1	$2,711.0	$1,714.9
Notes payable and debt	2,445.2	2,038.8	3,189.7	1,215.0

Financial Liabilities	$4,882.0	$4,001.9	$5,900.7	$2,929.9

Redeemable series C preference ordinary shares	$182.7	$77.6	$500.0	$110.0

          Other investments includes direct equity investments, investment funds, limited partnerships, certain structured project finance transactions, and unrated tranches of collateralized debt obligations. Items included in other investments are carried at fair value except as mentioned below.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

          The Company historically participated in project finance related loan transactions. These transactions are accounted for in accordance with SOP 01-6, “Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others” under which the loans are considered held for investment as the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff. Accordingly, these funded loan participations are reported in the balance sheet at outstanding principal adjusted for any allowance for loan losses as considered necessary by management. In addition, the Company invested in a payment obligation that is carried at amortized cost as described in Note 7, “Other Investments”. These investments are not considered to be fair value measurements under FAS 157 and accordingly they have been excluded from the FAS 157 disclosures. The fair value of these investments held by the Company is determined through use of internal models utilizing reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data. The carrying value and estimated fair value of these investments were $212.1 million and $200.8 million as of June 30, 2009 and were $80.1 million and $63.9 million as of December 31, 2008, respectively.

          Unrated tranches of CDOs are carried under the cost recovery method given the uncertainty of future cash flows and accordingly it is not practicable to determine an estimate of the fair value of these positions. The carrying value of these investments held by the Company at June 30, 2009 and December 31, 2008 was $13.1 million and $14.7 million, respectively.

          Deposit liabilities include obligations under structured insurance and reinsurance transactions as well as funding agreements issued. For purposes of fair value disclosures, The Company determines the fair value of the deposit liabilities by assuming a discount rate equal to the appropriate U.S. Treasury rate plus 902 basis points and the appropriate U.S. Treasury Rate plus 427 basis points at June 30, 2009 and December 31, 2008, respectively, to determine the present value of projected contractual liability payments through final maturity. The discount rate incorporates the Company’s own credit risk into the determination of estimated fair value. The carrying value and estimated fair value of these liabilities were $2.4 million and $2.0 million as of June 30, 2009 and were $2.7 million and $1.7 million as of December 31, 2008, respectively.

          The fair value of the Company’s notes payable and debt outstanding are determined based on quoted market prices. The carrying value and estimated fair value of notes payable and debt outstanding were $2.4 billion and $2.0 billion as of June 30, 2009 and were $3.2 billion and $1.2 billion as of December 31, 2008, respectively.

          The fair value of the Company’s redeemable series C preference ordinary shares outstanding is determined based on indicative quotes provided by brokers. The carrying value and estimated fair value of the redeemable series C preference ordinary shares outstanding were $182.7 million and $77.6 million as of June 30, 2009 and were $500.0 million and $110.0 million as of December 31, 2008, respectively.

          There are no significant concentrations of credit risk within the Company’s financial instruments as defined in FAS 107.

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

Three months ended June 30, 2009:
(U.S. dollars in thousands, except ratios) (Unaudited)	Insurance	Reinsurance	Total P&C	Life Operations	Corporate	Total

Gross premiums written	$1,124,220	$376,970	$1,501,190	$150,711	$—	$1,651,901
Net premiums written	766,606	311,672	1,078,278	140,674	—	1,218,952
Net premiums earned	881,490	400,259	1,281,749	147,951	—	1,429,700
Net losses incurred	598,784	180,844	779,628	174,588	—	954,216
Acquisition expenses	112,430	85,302	197,732	25,540	—	223,272
Operating expenses (1)	167,931	47,019	214,950	4,269	—	219,219

Underwriting profit (loss)	$2,345	$87,094	$89,439	$(56,446)	$—	$32,993
Net investment income			218,490	82,855	—	301,345
Net results structured products (2)	4,093	6,172	10,265	—	5,019	15,284
Net fee income and other (3)	(3,220)	545	(2,675)	123	—	(2,552)
Net realized (losses) gains on investments			(34,570)	(51,663)	5,803	(80,430)

Contribution from P&C and Life Operations			$280,949	$(25,131)	$10,822	$266,640

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					$969	$969
Net income (loss) from financial, investment and other operating affiliates					54,753	54,753
Exchange losses					145,221	145,221
Corporate operating expenses					32,219	32,219
Interest expense (4)					42,912	42,912
Non-controlling interest in net income (loss) of subsidiary					(40)	(40)
Income taxes and other					$16,509	$16,509

Net Income					$(170,277)	$85,541

Ratios – P&C operations: (5)
Loss and loss expense ratio	67.9%	45.2%	60.8%
Underwriting expense ratio	31.8%	33.0%	32.2%

Combined ratio	99.7%	78.2%	93.0%

Notes:

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)

The net results from P&C and Corporate structured products includes net investment income, interest expense and operating expenses of $19.4 million and $7.6 million, $9.1 million and $2.2 million, and nil and $0.4, respectively.

(3)	Net fee income and other includes operating expenses from the Company’s loss prevention consulting services business.

(4)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance, Reinsurance, and Corporate segments.

(5)	Ratios are based on net premiums earned from property and casualty operations.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (Continued)

Three months ended June 30, 2008:
(U.S. dollars in thousands, except ratios) (Unaudited)	Insurance	Reinsurance	Total P&C	Life Operations	Corporate	Total

Gross premiums written	$1,388,771	$397,460	$1,786,231	$161,251	$—	$1,947,482
Net premiums written	1,084,820	274,647	1,359,467	150,933	—	1,510,400
Net premiums earned	1,018,350	490,437	1,508,787	172,935	—	1,681,722
Net losses incurred	653,822	284,763	938,585	209,725	—	1,148,310
Acquisition expenses	113,877	106,528	220,405	25,832	—	246,237
Operating expenses (1)	178,282	45,159	223,441	9,299	—	232,740

Underwriting profit (loss)	$72,369	$53,987	$126,356	$(71,921)	$—	$54,435
Net investment income			298,128	98,058		396,186
Net investment results structured products (2)	12,366	2,579	14,945	—	6,203	21,148
Net fee income and other (3)	1,389	471	1,860	136	—	1,996
Net realized gains (losses) on investments			(24,445)	11,792	14,693	2,040

Contribution from P&C and Life Operations			$416,844	$38,065	$20,896	$475,805

Corporate & other:
Net realized & unrealized (losses) gains on derivative instruments					$8,124	$8,124
Net (loss) income from financial, investment and other operating affiliates (4)					(89,336)	(89,336)
Exchange losses					7,936	7,936
Corporate operating expenses					47,104	47,104
Interest expense (5)					50,077	50,077
Income taxes and other					51,625	51,625

Net Income					$(217,058)	$237,851

Ratios – P&C operations: (6)
Loss and loss expense ratio	64.2%	58.1%	62.2%
Underwriting expense ratio	28.7%	30.9%	29.4%

Combined ratio	92.9%	89.0%	91.6%

Notes:

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)

The net results from P&C and corporate structured products includes net investment income, interest expense and operating expenses of $25.1 million and $19.1 million, $3.7 million and $11.7 million, and $6.5 million and $1.2 million, respectively.

(3)	Net fee income and other includes operating expenses from the Company’s loss prevention consulting services business.

(4)

Net loss from investment fund and operating affiliates for the three months ended June 30, 2008 includes additional losses totaling $82.4 million related to the reinsurance and guarantee agreements with Syncora.

(5)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance, Reinsurance, and Corporate segments.

(6)	Ratios are based on net premiums earned from property and casualty operations. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (Continued)

Six months ended June 30, 2009:
(U.S. dollars in thousands, except ratios) (Unaudited)	Insurance	Reinsurance	Total P&C	Life Operations	Corporate	Total

Gross premiums written	$2,215,465	$1,163,953	$3,379,418	$285,823	$—	$3,665,241
Net premiums written	1,598,774	984,815	2,583,589	262,259	—	2,845,848
Net premiums earned	1,791,601	811,835	2,603,436	277,785	—	2,881,221
Net losses incurred	1,213,998	355,913	1,569,911	332,547	—	1,902,458
Acquisition expenses	217,842	181,026	398,868	42,623	—	441,491
Operating expenses (1)	347,259	94,107	441,366	8,110	—	449,476

Underwriting profit (loss)	$12,502	$180,789	$193,291	$(105,495)	$—	$87,796
Net investment income			460,656	160,377	—	621,033
Net results structured products (2)	7,214	14,596	21,810	—	9,664	31,474
Net fee income and other (3)	(4,220)	2,596	(1,624)	174	—	(1,450)
Net realized gains (losses) on investments			(197,383)	(126,313)	(8,671)	(332,367)

Contribution from P&C and Life Operations			$476,750	$(71,257)	$993	$406,486

Corporate & other:
Net realized & unrealized (losses) gains on derivative instruments					$(438)	$(438)
Net income (loss) from financial, investment and other operating affiliates					17,532	17,532
Exchange losses (gains)					120,597	120,597
Corporate operating expenses					58,931	58,931
Interest expense (4)					92,527	92,527
Non-controlling interest in net income (loss) of subsidiary					(40)	(40)
Income taxes and other					62,927	62,927

Net Income					$(316,855)	$88,638

Ratios – P&C operations: (5)
Loss and loss expense ratio	67.8%	43.8%	60.3%
Underwriting expense ratio	31.5%	33.9%	32.3%

Combined ratio	99.3%	77.7%	92.6%

Notes:

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)

The net results from P&C and Corporate structured products includes net investment income, interest expense and operating expenses of $39.7 million and $15.6 million, $17.9 million and $5.1 million, and nil and $0.8 million, respectively.

(3)	Net fee income and other includes operating expenses from the Company’s loss prevention consulting services business.

(4)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance, Reinsurance, and Corporate segments.

(5)	Ratios are based on net premiums earned from property and casualty operations.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (Continued)

Six months ended June 30, 2008:
(U.S. dollars in thousands, except ratios) (Unaudited)	Insurance	Reinsurance	Total P&C	Life Operations	Corporate	Total

Gross premiums written	$3,017,120	$1,470,005	$4,487,125	$396,209	$—	$4,883,334
Net premiums written	2,268,672	1,227,348	3,496,020	375,146	—	3,871,166
Net premiums earned	2,026,752	1,034,815	3,061,567	332,517	—	3,394,084
Net losses incurred	1,338,634	600,844	1,939,478	406,024	—	2,345,502
Acquisition expenses	239,713	222,872	462,585	49,949	—	512,534
Operating expenses (1)	332,775	90,517	423,292	17,382	—	440,674

Underwriting profit (loss)	$115,630	$120,582	$236,212	$(140,838)	$—	$95,374
Net investment income			606,169	195,193	—	801,362
Net investments results structured products (2)	3,173	13,403	16,576	—	13,926	30,502
Net fee income and other (3)	(1,159)	1,234	75	200	—	275
Net realized gains (losses) on investments			(42,750)	6,748	(64,209)	(100,211)

Contribution from P&C and Life Operations			$816,282	$61,303	$(50,283)	$827,302

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					$52,806	$52,806
Net (loss) income from financial, investment and other operating affiliates (4)					(56,984)	(56,984)
Exchange losses					75,681	75,681
Corporate operating expenses					83,030	83,030
Interest expense (5)					99,442	99,442
Income taxes & other					82,747	82,747

Net Income					$(395,361)	$482,224

Ratios – P&C operations: (6)
Loss and loss expense ratio	66.0%	58.1%	63.3%
Underwriting expense ratio	28.3%	30.2%	29.0%

Combined ratio	94.3%	88.3%	92.3%

Notes:

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)

The net results from P&C and corporate structured products includes net investment income, interest expense and operating expenses of $59.2 million and $79.1 million, $31.3 million and $58.8 million, and $11.3 million and $6.3, respectively.

(3)	Net fee income and other includes operating expenses from the Company’s loss prevention consulting services business

(4)

Net loss from investment fund and operating affiliates for the six months ended June 30, 2008 includes additional losses totaling $87.1 million related to the reinsurance and guarantee agreements with Syncora.

(5)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance, Reinsurance, and Corporate segments.

(6)	Ratios are based on net premiums earned from property and casualty operations. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (Continued)

          The following tables summarize the Company’s net premiums earned by line of business:

Three months ended June 30, 2009: (U.S. dollars in thousands) (Unaudited)	Insurance	Reinsurance	Life Operations	Total

P&C Operations:
Casualty – professional lines	$311,071	$57,115	$—	$368,186
Casualty – other lines	160,653	65,680	—	226,333
Property catastrophe	1,760	75,478	—	77,238
Other property	104,492	140,336	—	244,828
Marine, energy, aviation and satellite	139,835	20,333	—	160,168
Other specialty lines (1)	153,990	—	—	153,990
Other (2)	4,621	39,944	—	44,565
Structured indemnity	5,068	1,373	—	6,441

Total P&C Operations	$881,490	$400,259	$—	$1,281,749

Life Operations:
Other Life	$—	$—	$114,560	$114,560
Annuity	—	—	33,391	33,391

Total Life Operations	$—	$—	$147,951	$147,951

Total	$881,490	$400,259	$147,951	$1,429,700

Three months ended June 30, 2008: (U.S. dollars in thousands) (Unaudited)	Insurance	Reinsurance	Life Operations	Total

P&C Operations:
Casualty – professional lines	$342,600	$63,815	$—	$406,415
Casualty – other lines	206,102	104,756	—	310,858
Property catastrophe	(659)	78,361	—	77,702
Other property	127,752	162,773	—	290,525
Marine, energy, aviation and satellite	151,531	29,152	—	180,683
Other specialty lines (1)	161,748	—	—	161,748
Other (2)	9,015	50,416	—	59,431
Structured indemnity	20,261	1,164	—	21,425

Total P&C Operations	$1,018,350	$490,437	$—	$1,508,787

Life Operations:
Other Life	$—	$—	$129,944	$129,944
Annuity	—	—	42,991	42,991

Total Life Operations	$—	$—	$172,935	$172,935

Total	$1,018,350	$490,437	$172,935	$1,681,722

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, specie, middle markets and excess and surplus lines.

(2)	Other includes credit and surety, whole account contracts and other lines.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (Continued)

          The following tables summarize the Company’s net premiums earned by line of business:

Six months ended June 30, 2009: (U.S. dollars in thousands) (Unaudited)	Insurance	Reinsurance	Life Operations	Total

P&C Operations:
Casualty – professional lines	$627,260	$110,237	$—	$737,497
Casualty – other lines	315,158	137,335	—	452,493
Property catastrophe	1,762	146,174	—	147,936
Other property	215,090	283,096	—	498,186
Marine, energy, aviation and satellite	287,483	41,614	—	329,097
Other specialty lines (1)	324,087	—	—	324,087
Other (2)	10,831	92,037	—	102,868
Structured indemnity	9,930	1,342	—	11,272

Total P&C Operations	$1,791,601	$811,835	$—	$2,603,436

Life Operations:
Other Life	$—	$—	$214,967	$214,967
Annuity	—	—	62,818	62,818

Total Life Operations	$—	$—	$277,785	$277,785

Total	$1,791,601	$811,835	$277,785	$2,881,221

Six months ended June 30, 2008: (U.S. dollars in thousands) (Unaudited)	Insurance	Reinsurance	Life Operations	Total

P&C Operations:
Casualty – professional lines	$688,167	$130,436	$—	$818,603
Casualty – other lines	425,370	222,645	—	648,015
Property catastrophe	107	171,510	—	171,617
Other property	258,766	342,374	—	601,140
Marine, energy, aviation and satellite	322,618	60,702	—	383,320
Other specialty lines (1)	324,924	—	—	324,924
Other (2)	(27,359)	104,915	—	77,556
Structured indemnity	34,159	2,233	—	36,392

Total P&C Operations	$2,026,752	$1,034,815	$—	$3,061,567

Life Operations:
Other Life	$—	$—	$247,809	$247,809
Annuity	—	—	84,708	84,708

Total Life Operations	$—	$—	$332,517	$332,517

Total	$2,026,752	$1,034,815	$332,517	$3,394,084

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, specie, middle markets and excess and surplus lines.

(2)	Other includes credit and surety, whole account contracts and other lines.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Restructuring and Asset Impairment Charges

          During the third quarter of 2008 and during the first quarter of 2009, expense reduction initiatives were implemented in order to reduce the Company’s operating expenses. The goal of these initiatives was to achieve enhanced efficiency and an overall reduction in operating expenses by streamlining processes across all geographic locations, with a primary emphasis on corporate functions. To date, this has been achieved through redundancies, increased outsourcing and the cessation of certain projects and activities. Charges have been recognized and accrued as restructuring and asset impairment charges and allocated to the Company’s reportable segments in accordance with FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” and FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Other costs that do not meet the criteria for accrual are being expensed as restructuring charges as they are incurred. Restructuring charges relate mainly to employee termination benefits as well as costs associated with ceasing to use certain leased property accounted for as operating leases. Asset impairment charges relate primarily to the write-off of certain IT system and equipment costs previously capitalized. The Company recognizes an asset impairment charge when net proceeds expected from disposition of an asset are less than the carrying value of the asset and reduces the carrying amount of the asset to its estimated fair value. Restructuring and asset impairment charges noted above have been recorded in the Company’s income statement under “Operating Expenses”.

          Total estimated costs the Company expects to incur in connection with the restructuring initiatives noted above as well as costs incurred during the six months ended June 30, 2009 and total cumulative costs incurred through June 30, 2009 are as follows:

(U.S. dollars in millions) (Unaudited)	Total Expected Costs	Costs Incurred During the Three Months Ended June 30, 2009	Costs Incurred During the Six Months Ended June 30, 2009	Cumulative Costs Incurred through June 30, 2009

Employee Termination Benefits	$87.4	$9.5	$27.6	$71.4
Lease Termination and Other Costs	14.6	0.8	7.0	13.6
Asset Impairment	16.3	(0.5)	15.8	16.3

Total	$118.3	$9.8	$50.4	$101.3

          These costs are allocated to the Company’s segments as follows:

(U.S. dollars in millions) (Unaudited)	Total Expected Costs	Costs Incurred During the Three Months Ended June 30, 2009	Costs Incurred During the Six Months Ended June 30, 2009	Cumulative Costs Incurred through June 30, 2009

Insurance (1)	$64.5	$4.1	$35.2	$62.6
Reinsurance (1)	12.3	3.0	7.2	11.1
Corporate	41.5	2.7	8.0	27.6

Total	$118.3	$9.8	$50.4	$101.3

(1) Includes allocated restructuring charges associated with eliminating the XL Financial Solutions business unit.

          Activity related to restructuring and asset impairment charges for the six months ended June 30, 2009 was as follows:

(U.S. dollars in millions) (Unaudited)	Accrual at December 31, 2008	Costs Incurred During the Six Months Ended June 30, 2009	Amounts Paid and Assets Impaired During the Six Months Ended June 30, 2009	Balance of Liability at June 30, 2009

Employee Termination Benefits	$4.4	$27.6	$22.8	$9.2
Lease Termination and Other Costs	5.3	7.0	7.4	4.9
Asset Impairment	—	15.8	15.7	0.1

Total	$9.7	$50.4	$45.9	$14.2

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Investments

          The cost (amortized cost for fixed maturities and short-term investments), fair value, gross unrealized gains, gross unrealized (losses), and Other-than-temporary impairments recorded in AOCI of the Company’s investments at June 30, 2009 and December 31, 2008 were as follows:

		Included in Accumulated Other Comprehensive Income (“AOCI”)

			Gross Unrealized Losses

June 30, 2009 (U.S. dollars in thousands) (Unaudited)	Cost or Amortized Cost	Gross Unrealized Gains	Related to changes in estimated fair value	OTTI included in other comprehensive income (Loss)(1)	Fair Value

Fixed maturities
U.S. Government and Government agency	$4,413,428	$108,891	$(21,557)	$—	$4,500,762
Corporate	10,834,884	152,004	(1,648,856)	—	9,338,032
Residential mortgage-backed securities – Agency	3,008,701	77,847	(6,189)	—	3,080,359
Residential mortgage-backed securities – Non-Agency	1,723,809	8,415	(508,657)	(97,178)	1,126,389
Commercial mortgage-backed securities	1,809,682	1,308	(298,832)	(17,053)	1,495,105
Collateralized debt obligations	1,055,312	3,734	(481,373)	(12,816)	564,857
Other asset-backed securities	1,957,406	11,528	(451,392)	(128,218)	1,389,324
U.S. States and political subdivisions of the States	498,198	9,639	(14,730)	—	493,107
Non-U.S. Sovereign Government	3,618,193	127,097	(71,887)	—	3,673,403

Total fixed maturities	$28,919,613	$500,463	$(3,503,473)	$(255,265)	$25,661,338

Total short-term investments	$2,034,109	$13,235	$(22,206)	$—	$2,025,138

Total equity securities	$59,960	$2,749	$(10,229)	$—	$52,480

(1)

Represents the amount of other-than-temporary impairment losses in Accumulated other comprehensive income (loss) (“AOCI”), which from April 1, 2009 was not included in earnings under FSP FAS 115-2 and FAS 124-2.

		Included in Accumulated Other Comprehensive Income (“AOCI”)

			Gross Unrealized Losses

December 31, 2008 (U.S. dollars in thousands) (Unaudited)	Cost or Amortized Cost	Gross Unrealized Gains	Related to changes in estimated fair value	OTTI included in other comprehensive income (Loss)	Fair Value

Fixed maturities
U.S. Government and Government agency	$3,649,168	$334,302	$(5,128)	$—	$3,978,342
Corporate	11,187,246	80,049	(1,978,692)	—	9,288,603
Residential mortgage-backed securities – Agency	2,039,783	62,638	(2,466)	—	2,099,955
Residential mortgage-backed securities – Non-Agency	1,970,267	10,443	(614,508)	—	1,366,202
Commercial mortgage-backed securities	2,505,698	1,200	(365,330)	—	2,141,568
Collateralized debt obligations	1,100,358	3,521	(465,100)	—	638,779
Other asset-backed securities	2,798,440	8,036	(526,724)	—	2,279,752
U.S. States and political subdivisions of the States	486,394	5,229	(22,853)	—	468,770
Non-U.S. Sovereign Government	3,253,123	224,094	(102,820)	—	3,374,397

Total fixed maturities	$28,990,477	$729,512	$(4,083,621)	$—	$25,636,368

Total short-term investments	$1,500,767	$4,258	$(38,702)	$—	$1,466,323

Total equity securities	$337,765	$31,632	$(7,578)	$—	$361,819

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Investments (Continued)

          The Company had gross unrealized losses totaling $3.8 billion at June 30, 2009, which it considers to be temporarily impaired. Individual security positions comprising this balance have been evaluated by management, based on specified criteria, to determine if these impairments should be considered other than temporary. These criteria include an assessment of the severity and length of time securities have been impaired, along with management’s assessment as to whether it believes it will continue to hold such securities to recovery, among other factors included below.

          At June 30, 2009 and December 31, 2008, approximately 3.9% and 2.5%, respectively, of the Company’s fixed income investment portfolio at fair value was invested in securities which were below investment grade or not rated. Approximately 23.9% of the unrealized losses in the Company’s fixed income securities portfolio at June 30, 2009 related to securities that were below investment grade or not rated. The information shown below about the unrealized losses on the Company’s investments at June 30, 2009 relates to the potential effect upon future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary declines.

          The following is an analysis of how long each of those securities at June 30, 2009 had been in a continual unrealized loss position:

	Less than 12 months		Equal to or greater than 12 months

June 30, 2009 (U.S. dollars in thousands) (Unaudited)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Fixed maturities and short-term investments:
U.S. Government and Government agency	$1,174,741	$23,293	$—	$—
Corporate	1,468,205	400,374	4,441,950	1,262,789
Residential mortgage-backed securities – Agency	467,605	6,007	1,442	189
Residential mortgage-backed securities – Non-Agency	231,384	112,131	832,619	493,704
Commercial mortgage-backed securities	45,208	29,720	1,412,215	286,165
Collateralized debt obligations	59,912	32,890	520,283	462,093
Other asset-backed securities	314,809	235,864	733,740	343,803
U.S. States and political subdivisions of the States	73,877	1,616	88,316	13,114
Non-U.S. Sovereign Government	832,429	35,306	388,396	41,886

Total fixed maturities and short-term investments	$4,668,170	$877,201	$8,418,961	$2,903,743

Total equity securities	$37,216	$10,229	$—	$—

          The following is an analysis of how long each of those securities at December 31, 2008 had been in a continual unrealized loss position:

	Less than 12 months		Equal to or greater than 12 months

December 31, 2008 (U.S. dollars in thousands) (Unaudited)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Fixed maturities and short-term investments:
U.S. Government and Government agency	$103,040	$7,214	$—	$—
Corporate	3,641,376	633,371	4,005,267	1,363,661
Residential mortgage-backed securities – Agency	32,279	1,276	3,162	1,190
Residential mortgage-backed securities – Non-Agency	849,662	328,957	604,726	285,551
Commercial mortgage-backed securities	961,040	155,279	832,537	210,051
Collateralized debt obligations	66,409	26,134	693,943	438,966
Other asset-backed securities	1,357,662	208,778	786,958	317,946
U.S. States and political subdivisions of the States	201,048	9,774	37,328	13,079
Non-U.S. Sovereign Government	612,380	92,676	168,834	28,420

Total fixed maturities and short-term investments	$7,824,896	$1,463,459	$7,132,755	$2,658,864

Total equity securities	$188,614	$7,578	$—	$—

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Investments (Continued)

          The contractual maturities of fixed maturity securities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2009 (1)		December 31, 2008 (1)

(U.S. dollars in thousands) (Unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due after 1 through 5 years	$9,359,907	$9,042,822	$7,451,243	$6,987,957
Due after 5 through 10 years	4,216,296	4,036,764	5,316,304	5,097,672
Due after 10 years	5,788,500	4,925,718	5,808,384	5,024,483

	19,364,703	18,005,304	18,575,931	17,110,112
Residential mortgage-backed securities – Agency	3,008,701	3,080,359	2,039,783	2,099,955
Residential mortgage-backed securities – Non-Agency	1,723,809	1,126,389	1,970,267	1,366,202
Commercial mortgage-backed securities	1,809,682	1,495,105	2,505,698	2,141,568
Collateralized debt obligations	1,055,312	564,857	1,100,358	638,779
Other asset-backed securities	1,957,406	1,389,324	2,798,440	2,279,752

Total mortgage and asset-backed securities	9,554,910	7,656,034	10,414,546	8,526,256

Total	$28,919,613	$25,661,338	$28,990,477	$25,636,368

(1)

Included in the table above are $911.6 million and $980.6 million in Tier One and upper Tier Two securities, representing committed term debt and hybrid instruments senior to the common and preferred equities of the financial institutions, at fair value as at June 30, 2009 and December 31, 2008, respectively. These securities have been distributed in the table based on their call date and have net unrealized losses of $604.1 million and $637.1 million as at June 30, 2009 and December 31, 2008, respectively.

          Factors considered in determining that additional other-than-temporary impairment charges were not warranted include management’s consideration of current and near term liquidity needs and other available sources, an evaluation of the factors and time necessary for recovery, and the results of on-going retrospective reviews of security sales and the basis for such sales.

          Gross unrealized losses of $3.8 billion at June 30, 2009 can be attributed to the following significant drivers:

•

gross unrealized losses of $957.7 million related to the Company’s Life Operations investment portfolio, which had a fair value of $6.2 billion as at June 30, 2009. Of this, $824.5 million of gross unrealized losses related to $3.3 billion of exposures to corporate financial institutions including Tier One and Upper Tier Two securities. During the quarter ended June 30, 2009, as a result of a substantial rally on financial credit spreads, the gross unrealized loss position has declined substantially. At June 30, 2009, this portfolio had average interest rate duration of 8.4 years, primarily denominated in U.K. Sterling and Euros. As a result of the long duration, significant gross losses have arisen as the fair values of these securities are more sensitive to prevailing government interest rates and credit spreads. This portfolio has limited turnover as it is matched to corresponding long duration liabilities. A hypothetical parallel increase in interest rates and credit spreads of 50 and 25 basis points, respectively, would increase the unrealized losses related to this portfolio at June 30, 2009 by approximately $246.4 million and $89.2 million, respectively. Given the long term nature of this portfolio, and the level of credit spreads as at June 30, 2009 relative to historical averages within the U.K. and Euro-zone as well as the Company’s liquidity needs at June 30, 2009, the Company believes that these assets will continue to be held until such time as they mature, or credit spreads revert to levels more consistent with historical averages.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Investments (Continued)

•

gross unrealized losses of $849.4 million related to the corporate holdings within the Company’s non-life operations fixed maturity portfolios, which had a fair value of $6.9 billion as at June 30, 2009. During the quarter ended June 30, 2009, as a result of declining credit spreads, the gross unrealized losses on these holdings has declined substantially. The Company believes these impairments are a function of the currently elevated levels of corporate credit spreads in the U.S. and globally, which spiked particularly during the third and fourth quarters of 2008 and continued to be at elevated levels, resulting in a severely depressed level of valuations. The amount of these gross losses has proven very volatile as a result of the severe deterioration in credit spreads over the past year. Despite the recent rally, corporate credit spreads remain at elevated levels relative to historical averages. The Company continues to believe that the gross unrealized losses are a reflection of a severe premium being charged by the market for credit, rather than fundamental deterioration in the debt service capabilities of the issuers.

•

gross unrealized losses of $743.5 million related to the Topical Asset portfolio (which consists of the Company’s holdings of sub-prime non-agency securities, second liens, ABS CDOs with sub-prime collateral as well as Alt-A mortgage exposures (“Topical Assets”)), which had a fair value of $743.2 million as at June 30, 2009. The Company undertakes a security level reviews of these securities and recognized charges to the extent it believed the intrinsic value of any security was below its amortized cost. The Company has recognized realized losses on this portfolio, consisting of charges for OTTI and realized cumulative losses from sales, of approximately $782.5 million since the beginning of 2007 and through June 30, 2009 on these asset classes. The Company purchased a number of these assets to support certain previously written GIC and funding agreement contracts and has previously announced its intention to reduce its exposure to these asset classes as part of its strategic portfolio realignment. The Company believes that based on market conditions and liquidity needs at June 30, 2009, this reduction will be realized through natural cash flows of the portfolio, and limited selective sales, rather than selling these assets into markets which continue to be illiquid and not reflective of the intrinsic value of these assets. The weighted average term-to-maturity of the sub-prime and Alt-A residential holdings within this portfolio at June 30, 2009 were 2.7 years and 3.8 years, respectively. The Company, based on current market conditions and liquidity needs as at June 30, 2009 as well as its assessment of the holdings, believes it will continue to hold these securities until either maturity, or a return of liquidity and valuations more reflective of the intrinsic value of these holdings.

•

gross unrealized losses of $490.6 million related to the non-life portfolio of Core CDO holdings (defined by the Company as investments in non-mortgage collateralized debt obligations), which consisted primarily of collateralized loan obligations and had a fair value of $585.9 million as of June 30, 2009. The Company undertook a security level review of these securities and recognized charges to the extent it believed the intrinsic value of the security was below the amortized cost. The Company believes that the level of impairment is primarily a function of historically wide spreads in the CLO market during the period, driven by the high level of illiquidity in this market. The Company purchased a number of these assets to support the previously written GIC and funding agreement contracts and has announced its intention to reduce its exposure to this asset class over time as a part of its strategic portfolio realignment. The Company, based on current market conditions and liquidity needs as well as its assessment of the holdings, believes it is likely that the Company will continue to hold these securities until either maturity or a recovery of value, following which the Company intends to reduce its exposure to this asset class.

•

gross unrealized losses of $300.7 million related to the non-life portion of CMBS holdings, which had a fair value of $1.4 billion as at June 30, 2009. The Company’s holdings in CMBS are 97.1% rated AAA. The Company believes that the currently depressed pricing, which represents approximately 79.1% of the par value of the securities, is directly related to the 525 basis point widening in credit spreads within this market since the beginning of 2008, as a result of the heightened risk premium attached to property collateral. Credit spreads have improved significantly in the first half of 2009, particularly during the second quarter. The Company’s portfolio is highly diversified, has limited delinquencies and has experienced limited downgrades.

•

gross unrealized losses of $269.6 million related to the Company’s holdings in non-agency RMBS secured by prime mortgages which had a fair value of $718.7 at June 30, 2009. In the U.S., the average price on these securities declined to approximately 56.0% of par value at June 30, 2009, reflecting concerns over rising unemployment in the U.S. and the potential impact on previously high quality borrowers to meet their obligations. The Company undertook a security level review of these securities and recognized charges to the extent it believed the intrinsic value of any security was below its amortized cost.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Investments (Continued)

          Management, in its assessment of whether securities in a gross unrealized loss position are temporarily impaired, considers the significance of the impairments. The Company had securities with gross unrealized losses of $1.4 billion, with a fair value of $691.7 million, which as at June 30, 2009 were impaired by greater than 50% of amortized costs. The Company has evaluated each of these securities in conjunction with its investment managers and believes it is probable that the issuer will be able to fund sufficient principal and interest payments to exceed current amortized cost, and believes that the current levels of impairments are a function of the currently extremely elevated levels of credit spreads.

          Structured credit securities with gross unrealized losses representing greater than 50% of amortized cost represent $934.1 million of gross unrealized losses, with a fair value of $408.5 million. Of these gross unrealized losses, $260.1 million are rated investment grade. The Company has evaluated each of these holdings on a security-by-security basis in conjunction with its investments managers and utilizing additional corroborative modeling techniques, and believes these securities will fund sufficient principal and interest payments to exceed current amortized cost. These securities include $255.1 million of Topical investments, $92.5 million of Core CDOs, $37.1 million of prime RMBS and $15.4 million of CMBS holdings.

          Corporate securities with gross unrealized losses representing greater than 50% of amortized cost represent $468.3 million of gross unrealized losses, with a fair value of $283.1 million. Of these gross unrealized losses, $175.9 million are rated investment grade. Gross unrealized losses of $239.4 million are related to holdings of financial issuers, with the majority ($216.7 million) representing hybrid instruments. The Company believes these are high-grade issuers which will continue to service their principal and interest obligations.

          For the quarter ended June 30, 2009, the Company recorded net impairment charges of $85.0 million. The significant assumptions and inputs associated with these securities consist of:

•

For corporate securities, the Company recorded net impairments totaling $38.1 million. The impairment charges consisted of below-investment grade securities, where the Company believes the current fair value is representative of likely recoveries following default, below-investment grade hybrids, where the Company considered impairment factors consistent with an equity impairment model, along with a debt impairment model, and accordingly recorded impairment charges to fair value, or securities in an unrealized loss position that management intends to sell.

•

For structured credit securities, the Company recorded net impairments of $46.9 million. The Company determined that the likely recovery on these securities was below the carrying value, and accordingly impaired the securities to the discounted value of the cash flows of these securities, or in certain instances fair value to the extent that the fair value was believed to be more representative of recoverable value given the extreme illiquidity within structured credit markets.

•	Of the other-than-temporary impairments, $30.2 million related to changes of intent-to-hold, primarily representing planned exchanges of hybrid securities.

          Included in the gross unrealized losses associated with the Company’s corporate portfolio are gross unrealized losses of $163.8 million related to Tier One and Upper Tier Two perpetual preferred securities that have been rated below investment grade by at least one major rating agency. Of this total $132.1 million have gross unrealized losses representing greater than 50% of amortized cost. The Company has completed its review of this portfolio and believes, at this time, that these impairments remain temporary in nature. The primary basis for this conclusion was the analysis of the fundamentals of these securities using a debt-based impairment model, which indicated these securities continue to meet their obligations, and the issuer has the ability to call these obligations at their call date. In addition, as these securities are below investment grade, the Company considered these securities using an equity-impairment model. Factors that were considered and supported that these impairments were temporary included that the vast majority of these securities had only recently been rated below-investment-grade, in certain cases alternative ratings were available that indicated these securities remained investment grade, or the securities were only slightly below investment-grade. At June 30, 2009, the Company believes that it is likely that the fair values of these securities will ultimately increase to equal the cost basis over a reasonable period of time. However, there is a high degree of judgment in reaching this conclusion, including an assessment of how various governments will treat the perpetual preferred shareholding in the event of governmental intervention in these institutions’ operations. Management will closely monitor the developments related to these securities and will consider these developments on other than temporary impairments (“OTTI”) conclusions reached in future quarters.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Investments (Continued)

          The following represents an analysis of net realized gains (losses) on investments:

(U.S. dollars in thousands) (Unaudited)	Three Months Ended June 30, 2009 (Unaudited)	Six Months Ended June 30, 2009 (Unaudited)
Gross realized gains	$97,579	$285,254
Gross realized losses	(178,009)	(617,621)

Net realized (losses) on investments	(80,430)	(332,367)

          As discussed in Note 2, a portion of certain other-than-temporary impairment (“OTTI”) losses on fixed maturity securities and short term investments are recognized in “Other comprehensive income (loss)” (“OCI”). Effective under FSP FAS 115-2/124-2, the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors (e.g., interest rates, market conditions, etc.) is recorded as a component of other comprehensive income (loss). The net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

OTTI related to Credit Losses recognized in earnings (Unaudited)
(U.S. dollars and shares in thousands) (Unaudited)
Balance, March 31, 2009	$—
Credit losses remaining in retained earnings related to adoption of FSP FAS 115-2 and FAS 124-2	187,773
Credit loss impairment recognized in the current period on securities not previously impaired	13,594
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(4,177)
Credit loss impairments previously recognized on securities impaired to fair value during the period	—
Additional credit loss impairments recognized in the current period on securities previously impaired Increases due to the passage of time on previously recorded credit losses	27,988
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	—

Balance, June 30, 2009	$225,178

          Prior to June 30, 2009, the Company participated in a securities lending program operated by a third party banking institution, whereby certain assets were loaned out and for which the Company earned an incremental return. During the quarter, the Company discontinued its participation in this program, and no longer holds any collateral, has no remaining liabilities to the borrowers of the securities. Prior to discontinuation, for securities on loan, the lending agent received cash collateral generally worth 102 to 105% of the loaned securities which must be returned to the borrower upon return of the securities and which in the meantime is invested in a collateral pool managed by the banking institution. The collateral pool was subject to written investment guidelines with key objectives which included safeguard of principal and adequate liquidity to meet anticipated needs with a maximum weighted average maturity of ninety days. At June 30, 2009 and December 31, 2008, nil and $238.5 million, respectively, of securities included in investments available for sale were loaned to various counterparties through the securities lending program. The cash collateral received as at June 30, 2009 and December 31, 2008 was nil and $242.8 million respectively. At June 30, 2009 and December 31, 2008, the value of the Company’s share of the collateral pool and investments available-for-sale held was nil and $231.0 million, respectively, in connection with these loans, and is included in cash and cash equivalents and investments available-for-sale, with a corresponding liability reflected in net payable for investments purchased.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Other Investments

          On June 9, 2009, XL Specialty Insurance Company (“XL Specialty”), a wholly-owned subsidiary of XL Capital Ltd, entered into an agreement with National Indemnity Company, an insurance company subsidiary of Berkshire Hathaway Inc. (“National Indemnity”). Under the agreement, and a related reinsurance agreement, National Indemnity will issue endorsements (“Endorsements”) to certain directors and officers liability insurance policies known as “Side A” coverage policies underwritten by XL Specialty (the “Facility”).

          The Endorsements entitle policyholders to present claims under such D&O policies directly to National Indemnity in the event that XL Specialty is unable to meet its obligations due to an order of insolvency, liquidation or an injunction that prohibits XL Specialty from paying claims. Under the terms of the Facility, National Indemnity will issue Endorsements with aggregate premiums up to $140 million. In addition, XL Specialty has an irrevocable option, which may be exercised during the first eleven months of the Facility, to require National Indemnity to issue Endorsements on D&O policies with additional aggregate premiums up to $100 million (the “Option”). The Endorsements will terminate on the tenth anniversary of their issuance. The Facility provides that National Indemnity will be obligated to issue Endorsements on D&O policies issued during an eighteen month period that commenced on June 8, 2009.

          National Indemnity’s obligations under the Facility to issue new Endorsements will terminate if XL Specialty’s financial strength rating is downgraded to or below “BBB+” by Standard & Poor’s Corporation or to or below “A-” by A.M. Best. In connection with the Facility, XL Insurance (Bermuda) Ltd (“XLIB”) will purchase a payment obligation in an aggregate principal amount of $150 million from National Indemnity. If XL Specialty elects to exercise the Option, XLIB will purchase a second obligation in an aggregate principal amount of $100 million. In addition, XL Specialty will establish a trust to hold the premiums (net of commissions) on the D&O policies endorsed by National Indemnity. XL Specialty will also arrange to provide National Indemnity with a letter of credit in the event the assets in the trust are insufficient to meet XL Specialty’s obligations under the Facility (the “Letter of Credit”). The trust, the Letter of Credit and the payment obligations collateralize XL Specialty’s indemnity obligations under the Facility to National Indemnity for any payments National Indemnity is required to make under the Endorsements.

          The outstanding payment obligation is recorded in Other Investments at an estimated fair value of $128.1 million, pays a coupon of 3.5%, and will be accreted to $150 million over the 11.5 year term of the payment obligation. The difference between the estimated fair value of the Obligation and the cost of that Obligation at the time of the transaction was approximately $21.9 million and is recorded in Other Assets. This difference is being amortized in relation to the earning of the underlying policies written.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Derivative Instruments

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

          The following table summarizes information on the location and gross amounts of derivative fair values contained in the consolidated balance sheet as at June 30, 2009:

	Asset Derivatives			Liability Derivatives
As at June 30, 2009
(U.S. dollars in thousands) (Unaudited)	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value

Derivatives designated as hedging instruments under FAS 133: Interest rate contracts (1)	Other assets	$983,446	$250,134	Other Liabilities	$(98,248)	$(8,511)

Total derivatives designated as hedging instruments under FAS 133		$983,446	$250,134		$(98,248)	$(8,511)

Derivatives not designated as hedging instruments under FAS 133:
Investment Related Derivatives:
Interest rate exposure	Other assets	$85,108	$5,241	Other Liabilities	$7,100	$(58)
Foreign exchange exposure	Other assets	434,500	25,128	Other Liabilities	90,339	(7,356)
Credit exposure	Other assets	448,666	18,770	Other Liabilities	417,800	(6,523)
Financial market exposure	Other assets	797,208	3,471	Other Liabilities	13,300	(202)
Financial Operations Derivatives:
Credit exposure	Other assets	—	—	Other Liabilities	296,044	(7,103)
Other Non-Investment Derivatives:
Contingent capital facility	Other assets	350,000	—	Other Liabilities	—
Guaranteed minimum income benefit contract	Other assets	—	—	Other Liabilities	105,670	(28,182)
Modified coinsurance funds withheld contract	Other assets	75,964	168	Other Liabilities	—	—
Foreign exchange exposure	Other assets	—	—	Other Liabilities	—	—
Weather and Energy Derivatives:
Structured weather risk management products	Other assets	—	—	Other Liabilities	—	—
Power generation outage contracts	Other assets	—	—	Other Liabilities	—	—

Total derivatives not designated as hedging under FAS 133		$2,191,446	$52,778		$930,253	$(49,424)

(1)

The company holds cash collateral related to these derivative assets of $152.3 million. The collateral balance is included within cash and cash equivalents and the corresponding liability to return the collateral has been offset against the derivative asset within the balance sheet as appropriate under the netting agreement.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Derivative Instruments (Continued)

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

          As at June 30, 2009, a portion of the Company’s liabilities are hedged against changes in the applicable designated benchmark interest rate. In addition, interest rate swaps are used to hedge the changes in fair value of certain fixed rate liabilities and fixed maturity securities due to changes in the designated benchmark interest rate.

          The following table provides the total impact on earnings relating to derivative instruments formally designated as fair value hedges along with the impacts of the related hedged items for the three months ended June 30, 2009:

	Three Months Ended June 30, 2009 (Unaudited)

(U.S. dollars in thousands)	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) on Hedged Item Recognized in Income Attributable to Risk Being Hedged	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)

Derivatives designated as fair value hedges and related hedged items:
Interest rate exposure	Net realized and unrealized gains (losses) on derivatives	$(126,914)	$—	$1,530
Interest rate exposure	Net investment income	9,920	—	—
Deposit liabilities	Net realized and unrealized gains (losses) on derivatives	—	117,832	—
Fixed maturity securities	Net realized and unrealized gains (losses) on derivatives	—	10,612	—

Total		$(116,994)	$128,444	$1,530

	Six Months Ended June 30, 2009 (Unaudited)

(U.S. dollars in thousands)	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) on Hedged Item Recognized in Income Attributable to Risk Being Hedged	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)

Derivatives designated as fair value hedges and related hedged items:
Interest rate exposure	Net realized and unrealized gains (losses) on derivatives	$(189,553)	$—	$2,841
Interest rate exposure	Net investment income	18,645	—	—
Deposit liabilities	Net realized and unrealized gains (losses) on derivatives	—	182,635	—
Fixed maturity securities	Net realized and unrealized gains (losses) on derivatives	—	9,759	—

Total		$(170,908)	$192,394	$2,841

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Derivative Instruments (Continued)

         (b) Derivative Instruments Designated as Cash Flow Hedges

          During March 2007, the Company entered into an interest rate swap agreement in anticipation of the issuance of the 2027 Senior Notes, as described in Note 16, “Notes Payable and Debt Financing Arrangements” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. This transaction, which met the requirements of a cash flow hedge of a forecasted transaction under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” was entered into to mitigate the interest rate risk associated with the subsequent issuance of the 2027 Senior Notes. The gain on the settlement of the swap transaction on May 2, 2007 of $3.8 million was credited to Accumulated Other Comprehensive Income and is being amortized to interest expense over the 20-year term of the related debt. In addition, the Company entered into a treasury rate guarantee agreement in anticipation of the issuance of $300.0 million of 5.25% Senior Notes due September 15, 2014 during 2004. The loss on the settlement of the treasury rate guarantee transaction on August 18, 2004 of $6.3 million was charged to Accumulated Other Comprehensive Income and is being amortized to interest expense over the 10-year term of the related debt. The impact on earnings relating to these derivative instruments formally designated as cash flow hedges for the three and six months ended June 30, 2009 was an increase to interest expense of $0.1 million and $0.2 million, respectively.

          The following tables provide the total impact on earnings relating to derivative instruments not formally designated as hedging instruments under FAS 133:

	Three Months Ended June 30, 2009 (Unaudited)

(U.S. dollars in thousands)	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) recognized in Income on Derivative

Derivatives not designated as hedging instruments under FAS 133:
Investment Related Derivatives:
Interest rate exposure	Net realized and unrealized gains (losses) on derivatives	$4,751
Foreign exchange exposure	Net realized and unrealized gains (losses) on derivatives	14,930
Credit exposure	Net realized and unrealized gains (losses) on derivatives	(28,280)
Financial market exposure	Net realized and unrealized gains (losses) on derivatives	367
Financial Operations Derivatives:
Credit exposure	Net realized and unrealized gains (losses) on derivatives	3,669
Other Non-Investment Derivatives:
Contingent capital facility	Net realized and unrealized gains (losses) on derivatives	(2,053)
Guaranteed minimum income benefit contract	Net realized and unrealized gains (losses) on derivatives	3,355
Modified coinsurance funds withheld contract	Net realized and unrealized gains (losses) on derivatives	(213)
Weather and Energy Derivatives:
Structured weather risk management products	Net realized and unrealized gains (losses) on derivatives	2,913
Power generation outage contracts	Net realized and unrealized gains (losses) on derivatives	—

Total derivatives not designated as hedging under FAS 133		$(561)
Amount of gain (loss) recognized in income from ineffective portion of fair value hedges		1,530

Net realized and unrealized gains (losses) on derivative instruments		$969

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Derivative Instruments (Continued)

	Six Months Ended June 30, 2009 (Unaudited)

(U.S. dollars in thousands)	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) recognized in Income on Derivative

Derivatives not designated as hedging instruments under FAS 133:
Investment Related Derivatives:
Interest rate exposure	Net realized and unrealized gains (losses) on derivatives	$5,624
Foreign exchange exposure	Net realized and unrealized gains (losses) on derivatives	8,514
Credit exposure	Net realized and unrealized gains (losses) on derivatives	(27,244)
Financial market exposure	Net realized and unrealized gains (losses) on derivatives	2,327
Financial Operations Derivatives:
Credit exposure	Net realized and unrealized gains (losses) on derivatives	9,254
Other Non-Investment Derivatives:
Contingent capital facility	Net realized and unrealized gains (losses) on derivatives	(4,083)
Guaranteed minimum income benefit contract	Net realized and unrealized gains (losses) on derivatives	(608)
Modified coinsurance funds withheld contract	Net realized and unrealized gains (losses) on derivatives	24
Weather and Energy Derivatives:
Structured weather risk management products	Net realized and unrealized gains (losses) on derivatives	2,913
Power generation outage contracts	Net realized and unrealized gains (losses) on derivatives	—

Total derivatives not designated as hedging under FAS 133		$(3,279)
Amount of gain (loss) recognized in income from ineffective portion of fair value hedges		2,841

Net realized and unrealized gains (losses) on derivative instruments		$(438)

The Company’s objectives in using these derivatives are explained in sections (c) through (g) of this note below.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Derivative Instruments (Continued)

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

          Investment Related Derivatives – Credit Exposure

          Credit derivatives are purchased within the Company’s investment portfolio in the form of single name and basket credit default swaps, which are used to mitigate credit exposure through a reduction in credit spread duration (i.e. macro credit strategies rather than single-name credit hedging) or exposure to selected issuers, including issuers that are not held in the underlying bond portfolio.

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

          (d) Financial Operations Derivatives – Credit Exposure

          Credit derivatives have been sold through a limited number of contracts written as part of the Company’s previous XL Financial Solutions (“XLFS”) business, and were entered into through the Company’s prior reinsurance agreements with Syncora, as described below. Following the secondary sale of Syncora common shares, the Company retained some credit derivative exposures written by Syncora and certain of its subsidiaries through reinsurance agreements that had certain derivatives exposures embedded within them. The change in value of the derivative portion of the financial guarantee reinsurance agreements the Company had with Syncora was included in “Net (loss) income from operating affiliates.” Following the closing of the Master Agreement during August 2008, as described in Note 4, “Syncora Holdings Ltd.” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which terminated certain reinsurance and other agreements, these credit derivative exposures were eliminated by virtue of the commutation of the relevant reinsurance agreements.

          As of June 30, 2009 and December 31, 2008 the remaining credit derivative exposure outside of the Company’s investment portfolio consisted of 2 and 23 contracts, respectively, written by the Company that provide credit protection on senior tranches of structured finance transactions with total insured contractual payments outstanding of $296.0 million ($247.5 million principal and $48.5 million interest), and $639.5 million ($499.5 million principal and $140.0 million of interest), weighted average contractual

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Derivative Instruments (Continued)

          (d) Financial Operations Derivatives – Credit Exposure (Continued)

term to maturity of 6.6 years and 5.7 years, a total liability recorded of $7.1 million and $28.6 million, respectively, and an average rating of AA underlying obligations at each of June 30, 2009 and December 31, 2008. As of June 30, 2009, there were no reported events of default on the underlying obligations. Credit derivatives are recorded at fair value, which is determined using either models developed by the Company or third party prices and are dependent upon a number of factors, including changes in interest rates, future default rates, credit spreads, changes in credit quality, future expected recovery rates and other market factors. The change resulting from movements in credit and credit quality spreads is unrealized as the credit derivatives are not traded to realize this resultant value.

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

          (f) Weather and Energy Derivatives

          Prior to August 2008, the Company offered weather and energy risk management products in insurance or derivative form to end-users and managed the risks in the OTC and exchange traded derivative markets or through the use of quota share or excess of loss arrangements. However, as part of the Company’s strategy to focus on its core lines of business within its Insurance and Reinsurance segments, the Company closed this unit in August 2008 and ceased writing such weather and energy risk management products. Weather and energy derivatives are recorded at fair value, which is determined through the use of quoted market prices where available. Where quoted market prices are unavailable, the fair values are estimated using available market data and internal pricing models based upon consistent statistical methodologies. Estimating fair value of instruments that do not have quoted market prices requires management’s judgment in determining amounts that could reasonably be expected to be received from, or paid to, a third party in settlement of the contracts. The amounts could be materially different from the amounts that might be realized in an actual sale transaction. Fair values are subject to change in the near-term and reflect management’s best estimate based on various factors including, but not limited to, actual and forecasted weather conditions, changes in commodity prices, changes in interest rates and other market factors. The majority of existing weather and energy contracts expired at the end of 2008 with the remainder of the portfolio expected to expire during 2009.

          (g) Contingent Credit Features

          Certain derivatives agreements entered into by the Company or its subsidiaries contain rating downgrade provisions that permit early termination of the agreement by the counterparty if collateral is not posted following failure to maintain certain credit ratings from one or more of the principal credit rating agencies. If the Company were required to early terminate such agreements due to rating downgrade, it could potentially be in a net liability position at time of settlement. The aggregate fair value of all derivatives agreements containing such rating downgrade provisions on June 30, 2009 was $7.2 million. The Company has not been required to post collateral under any of these agreements as of June 30, 2009.

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

10. Share Capital

          In connection with the maturity of the purchase contracts associated with the 7.0% Units, the Company issued 11,461,080 shares for net proceeds of approximately $745.0 million, which was used to retire the 2011 Senior Notes.

          On March 26, 2009, the Company completed a cash tender offer for its outstanding Series C Preference Ordinary Shares that resulted in approximately 12.7 million Series C Preference Ordinary Shares with a liquidation value of $317.3 million being purchased by the Company for approximately $104.7 million plus accrued and unpaid dividends, combined with professional fees totaling $0.8 million. As a result, a book value gain to ordinary shareholders of approximately $211.8 million was recorded in the first quarter of 2009.

11. XL Capital Finance (Europe) plc

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

12. Related Party Transactions

          At June 30, 2009 and December 31, 2008, the Company owned non-controlling stakes in nine independent investment management companies (“Investment Manager Affiliates”) totaling $195.8 million and $211.7 million, respectively. The Company sought to develop relationships with specialty investment management organizations, generally acquiring an equity interest in the business. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates and through these funds and partnerships pay management and performance fees to the Company’s Investment Manager Affiliates.

          In the normal course of business, the Company enters into certain quota share reinsurance contracts with a subsidiary of one of its other strategic affiliates, ARX Holding Corporation. During the quarter ended June 30, 2009, these contracts resulted in reported net premiums written of $15.9 million, net paid claims of $5.4 million and reported acquisition costs of $6.1 million. During the same period in 2008, these contracts resulted in reported net premiums written of $21.5 million, net paid claims of $6.2 million and reported acquisition costs of $10.0 million. Management believes that these transactions are conducted at market rates consistent with negotiated arms-length contracts.

          In the normal course of business, the Company enters into cost sharing and service level agreement transactions with certain other affiliates, which management believes to be conducted consistent with arms-length rates. Such transactions, individually and in the aggregate, are not material to the Company’s financial condition, results of operations and cash flows.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Variable Interest Entities

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

14. Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,

	2009	2008 (1)	2009	2008 (1)

Basic earnings per ordinary share and ordinary share equivalents:
Net income	$85,541	$237,851	$88,638	$482,224
Less: preference share dividends	(5,592)	—	(42,126)	(32,500)
Plus: gain on redemption of Series C Preference Ordinary shares	—	—	211,816	—

Net income available to ordinary shareholders	$79,949	$237,851	$258,328	$449,724

Weighted average ordinary shares outstanding	342,154	179,054	339,155	178,701
Basic earnings per ordinary share & ordinary share equivalents outstanding	$0.23	$1.33	$0.76	$2.52

Diluted earnings per ordinary share and ordinary share equivalents:
Net income	$85,541	$237,851	$88,638	$482,224
Less: preference share dividends	(5,592)	—	(42,126)	(32,500)
Plus: gain on redemption of Series C Preference Ordinary shares	—	—	211,816	—

Net income available to ordinary shareholders	$79,949	$237,851	$258,328	$449,724

Weighted average ordinary shares outstanding — basic	342,154	179,054	339,155	178,701
Impact of share based compensation and certain conversion features	314	—	107	—

Weighted average ordinary shares outstanding — diluted	342,468	179,054	339,262	178,701

Diluted earnings per ordinary share & ordinary share equivalents outstanding	$0.23	$1.33	$0.76	$2.52

Dividends per ordinary share	$0.10	$0.38	$0.20	$0.76

(1) Basic and diluted earnings per ordinary share was adjusted for 2008 as noted below.

          In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This FASB Staff Position (“FSP”) addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share (“EPS”) pursuant to the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share.” A share-based payment award that contains a non- forfeitable right to receive cash when dividends are paid to ordinary shareholders irrespective of whether that award ultimately vests or remains unvested shall be considered a participating security as these rights to dividends provide a non-contingent transfer of value to the holder of the share-based payment award. Accordingly, these awards should be included in the computation of basic EPS pursuant to the two-class method. Under the terms of the Company’s restricted stock awards, grantees are entitled to the right to receive dividends on the unvested portions of their awards. There is no requirement to return these dividends in the event the unvested awards are forfeited in the future. Accordingly, this FSP had an impact on the Company’s EPS calculations. The guidance in this FSP was effective for the Company as of January 1, 2009. All prior period EPS data presented has been adjusted retrospectively to conform to the provisions of the FSP.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent (Continued)

The impact of the adoption of FSP EITF 03-6-1 on the earnings per share for the three and six months ended June 30, 2008 was as follows:

	(Unaudited) Three Months Ended June 30,

(U.S. dollars in millions)	2008 – As adjusted	2008 – As originally reported

Weighted average ordinary shares and ordinary share equivalents outstanding – basic	179,054	176,655
Weighted average ordinary shares and ordinary share equivalents outstanding – diluted	179,054	176,910
Earnings per ordinary share and ordinary share equivalent – basic	$1.33	$1.35
Earnings per ordinary share and ordinary share equivalent – diluted	$1.33	$1.34

	(Unaudited) Six Months Ended June 30,

(U.S. dollars in millions)	2008 – As adjusted	2008 – As originally reported

Weighted average ordinary shares and ordinary share equivalents outstanding – basic	178,701	176,453
Weighted average ordinary shares and ordinary share equivalents outstanding – diluted	178,701	176,946
Earnings per ordinary share and ordinary share equivalent – basic	$2.52	$2.55
Earnings per ordinary share and ordinary share equivalent – diluted	$2.52	$2.54

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          General

          The following is a discussion of the Company’s financial condition and liquidity and results of operations. Certain aspects of the Company’s business have loss experience characterized as low frequency and high severity. This may result in volatility in both the Company’s and an individual segment’s results of operations and financial condition.

          This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that involve inherent risks and uncertainties. Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward-looking statements. These statements are based upon current plans, estimates and projections, all of which involve risk and uncertainty. Actual results may differ materially from those included in such forward-looking statements, and therefore undue reliance should not be placed on them. See “Cautionary Note Regarding Forward-Looking Statements” below for a list of factors that could cause actual results to differ materially from those contained in any forward-looking statement.

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

          Executive Overview

          See “Executive Overview” in Item 7 of the Company’s Form 10-K for the year ended December 31, 2008.

          Results of Operations

          The following table presents an analysis of the Company’s net income available to ordinary shareholders and other financial measures (described below) for the three months ended June 30, 2009 and 2008:

	(Unaudited) Three Months Ended June 30,

(U.S. dollars and shares in thousands, except per share amounts)	2009	2008 (1)

Net income available to ordinary shareholders	$79,949	$237,851
Earnings per ordinary share – basic	$0.23	$1.33
Earnings per ordinary share – diluted	$0.23	$1.33
Weighted average number of ordinary shares and ordinary share equivalents – basic	342,154	179,054
Weighted average number of ordinary shares and ordinary share equivalents – diluted	342,468	179,054

Change in fully diluted book value per share (2)	$3.87	$(2.72)

          The following table presents an analysis of the Company’s net income available to ordinary shareholders and other financial measures (described below) for the six months ended June 30, 2008 and 2007:

	(Unaudited) Six Months Ended June 30,

(U.S. dollars and shares in thousands, except per share amounts)	2009	2008 (1)

Net income available to ordinary shareholders	$258,328	$449,724
Earnings per ordinary share – basic	$0.76	$2.52
Earnings per ordinary share – diluted	$0.76	$2.52
Weighted average number of ordinary shares and ordinary share equivalents – basic	339,155	178,701
Weighted average number of ordinary shares and ordinary share equivalents – diluted	339,262	178,701

Change in fully diluted book value per share (2)	$3.43	$(6.91)

(1)

Basic and diluted earnings per ordinary share were adjusted for 2008. For further information, see Note 14 to the Consolidated Financial Statements, “Computation of Earnings per Ordinary Share and Ordinary Share Equivalents.”

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

          The Company’s net income and other financial measures as shown below for the three months ended June 30, 2009 have been affected by, among other things, the following significant items:

1) Impact of credit market movements on the Company’s investment portfolio

2) Factors impacting the underwriting environment

3) Favorable prior year reserve development

4) Redemption of Series C Preference Ordinary Shares

          1) Impact of credit market movements on the Company’s investment portfolio

          During the quarter ended June 30, 2009, financial market conditions continued to be extremely challenging as the global credit crisis that began in July 2007 continued to impact global markets. This unprecedented market volatility directly and materially affected the Company’s results of operations and investment portfolio during the three and six month periods ended June 30, 2009.

          The deterioration in the market value of the Company’s investment portfolio reported in the first quarter of 2009 was almost completely offset by the improved market conditions in the second quarter. During the three month period ended June 30, 2009, credit spreads across most classes of fixed maturity investments tightened significantly. While the benefits of improved credit markets were partially offset by increasing global interest rates and the impact of FSP FAS 115, the net impact of the market conditions on the Company’s investment portfolio for the quarter resulted in a decrease in net unrealized losses on available-for-sale investments of $860.0 million and net realized losses of $80.4 million. This represents approximately a 2.4% appreciation of on average assets for the quarter ended June 30, 2009. See Item 1A, “Risk Factors,” “Deterioration in the public debt and equity markets could lead to additional investment losses” and “We are exposed to significant capital markets risk related to changes in interest rates, credit spreads, equity prices and foreign exchange rates which may adversely affect the Company’s results of operations, financial condition or cash flows,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. To the extent a period of inflation occurs as a result of the current market environment, such inflation may adversely impact the securities markets and the value of financial instruments.

          The following table provides further detail regarding the extreme volatility in the global credit markets, as well as in government interest rates using some sample market indices:

	Interest Rate Movement for the quarter ended June 30, 2009 (1) (‘+’/’-’ represents an increase/decreases in interest rates)	Credit Spread Movement for the quarter ended June 30, 2009 (2) (‘+’/’-’ represents a widening/narrowing of credit spreads)

United States	+ 90 basis points (5 year Treasury)	- 276 basis points (US Corporate A rated)
- 48 basis points (US Agency RMBS, AAA rated)
- 228 basis points (US CMBS, AAA rated)
United Kingdom	+ 52 basis points (10 year Gilt)	- 121 basis points (UK Corporate, AA rated)
Euro-zone	+ 26 basis points (5 year Bund)	- 158 basis points (Europe Corporate, A rated)

(1)	Source: Bloomberg Finance L.P.

(2)	Source: Merrill Lynch Global Indices

          Net realized losses on investments in the three months ended June 30, 2009 included net realized losses of approximately $84.9 million related to the write-down of certain of the Company’s fixed income, equity and other investments, where the Company determined that there was an other than temporary decline in the value of those investments. Of the other-than-temporary impairments, $27.0 million related to changes of intent to hold, of which $1.4 million was within the Company’s life operations. See below for further information.

          $26.8 million of impairments related to the change in the intent to hold on certain Tier One and Upper Tier Two securities and $23.4 million related to credit impairments on securities with sub-prime and Alt-A collateral. The remaining impairment during the second quarter of 2009 was spread across the portfolio including structured credit and other fixed income investments. Consistent with prior quarters, management continues to evaluate the impairment of the portfolio and satisfy itself that the remaining gross unrealized losses are temporary in nature.

          2) Factors Impacting the Underwriting Environment

          Market concerns around the Company’s financial condition continue to dissipate, although market conditions in general remain challenging due to general economic conditions and continuation of soft market behavior, seen over the last year.

Insurance

          To date, 2009 renewals are flat (no rate change) across the entire book as compared to a 6.5% decrease in rates for the same period a year ago. There was a continuing rate strengthening from April through June, albeit gradual, where rates increased 2% for the period in aggregate. For the quarter, low single digit price decreases were seen in property (-2%) and professional (-1%) which were offset by moderate increases in specialty (+3%) and casualty (+3%) pricing. The impact of the S&P ratings downgrade in December 2008 has affected premiums particularly in certain longer tail lines, but this impact continues to lessen quite rapidly. Premium volumes have also been negatively impacted by the global economic conditions, ratable exposure bases down and reduction in M&A, the exiting of certain lines of business and the ongoing efforts of risk managers to reduce their concentration of risk (limits) with all insurers. Partially offsetting these impacts have been strengthening of retentions broadly in the segment during the second quarter, and in particular in our professional lines and property books where stronger retentions and increases in new business written occurred.

          The following table provides an analysis of gross premiums written, net premiums written and net premiums earned for the Insurance segment for the six month periods ended June 30, 2009 and 2008:

	(Unaudited) Six Months Ended June 30, 2009			(Unaudited) Six Months Ended June 30, 2008

(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

Casualty – professional lines	$582,110	$539,128	$627,260	$690,471	$624,297	$688,167
Casualty – other lines	563,034	352,661	315,158	831,813	555,741	425,370
Property catastrophe	(25)	1,762	1,762	(59)	(2,162)	107
Other property	407,925	187,416	215,090	600,697	398,873	258,766
Marine, energy, aviation, and satellite	344,182	266,055	287,483	408,377	325,022	322,618
Other specialty lines (1)	313,147	247,430	324,087	430,827	355,917	324,924
Other (2)	4,882	4,112	10,831	11,529	(29,831)	(27,359)
Structured indemnity	210	210	9,930	43,465	40,815	34,159

Total	$2,215,465	$1,598,774	$1,791,601	$3,017,120	$2,268,672	$2,026,752

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, specie, middle markets, and excess and surplus lines.

(2)	Other includes employers’ liability, surety, political risk and other lines.

Reinsurance

          Across the Reinsurance segment, January 1, 2009 and April 1, 2009 renewals resulted in a moderate rise in premium rates across most major lines of business. Market conditions continued to harden across short tail lines as a result of the reduction in available reinsurer capital, due in part to the credit and liquidity crisis, causing a firming in market pricing across most lines of business. U.S. and non-U.S. catastrophe exposed property lines experienced rate increases of approximately 10% to 15%, while other property lines in the U.S. remain generally flat. U.S. casualty rates, excluding D&O, were down slightly as rate reductions in underlying primary portfolios have slowed during the second quarter. International renewals in the second quarter were principally in Japan where rates increased approximately 4%.

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

          The following table provides an analysis of gross premiums written, net premiums written and net premiums earned for the Reinsurance segment for the six month periods ended June 30, 2009 and 2008:

	(Unaudited) Six Months Ended June 30, 2009			(Unaudited) Six Months Ended June 30, 2008

(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

Casualty – professional lines	$104,632	104,632	110,237	$138,193	$138,090	$130,436
Casualty – other lines	144,546	139,714	137,335	250,444	244,610	222,645
Property catastrophe	295,896	251,341	146,174	331,278	231,106	171,510
Other property	431,843	324,927	283,096	455,300	349,595	342,374
Marine, energy, aviation, and satellite	62,259	58,988	41,614	89,321	83,266	60,702
Other (1)	126,559	106,995	92,037	204,109	179,321	104,915
Structured indemnity	(1,782)	(1,782)	1,342	1,360	1,360	2,233

Total	$1,163,953	984,815	811,835	$1,470,005	$1,227,348	$1,034,815

(1)	Other includes employers’ liability, surety, political risk and other lines.

          3) Favorable prior year reserve development

          The Company incurred net favorable prior year reserve development in property and casualty operations for the three and six month periods ended June 30, 2009 of $89.6 million and $179.7 million, respectively compared to $182.5 million and $249.5 million, respectively, for the same periods in 2008. Reinsurance segment favorable development for the three and six month periods ended June 30, 2009 accounted for $55.3 million and $138.7 million, respectively, of the favorable development in 2009, with the balance from the Insurance segment. For further details see the segment results in “Income Statement Analysis” below.

          4) Redemption of Series C Preference Ordinary Shares

          On March 26, 2009, the Company completed a cash tender offer for its outstanding Series C Preference Ordinary Shares that resulted in approximately 12.7 million Series C Preference Ordinary Shares with a liquidation value of $317.3 million being purchased by the Company for approximately $104.7 million plus accrued and unpaid dividends, combined with professional fees totaling $0.8 million. As a result, a book value gain to ordinary shareholders of approximately $211.8 million was recorded.

          Financial Measures

          The following are some of the financial measures management considers important in evaluating the Company’s operating performance:

	(Unaudited) Three Months Ended June 30,

(U.S. dollars and shares in thousands, except ratios and per share amounts)	2009	2008

Underwriting profit – property and casualty operations	$89,439	$126,356
Combined ratio – property and casualty operations	93.0%	91.6%
Net investment income – property and casualty operations (1)	$218,490	$298,128
Annualized return on average shareholders’ equity	5.5%	11.9%

	(Unaudited) Six Months Ended June 30,

(U.S. dollars and shares in thousands, except ratios and per share amounts)	2009	2008

Underwriting profit – property and casualty operations	$193,291	$236,212
Combined ratio – property and casualty operations	92.6%	92.3%
Net investment income – property and casualty operations (1)	$460,656	$606,169
Annualized return on average shareholders’ equity	8.9%	10.8%

	(Unaudited) June 30, 2009	December 31, 2008

Book value per ordinary share	$18.91	$15.46
Fully diluted book value per ordinary share (2)	$18.89	$15.46

(1)	Net investment income relating to property and casualty operations does not include the net investment income related to the net results from structured products.

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

          Underwriting profit – property and casualty operations

          One way that the Company evaluates the performance of its insurance and reinsurance operations is the underwriting profit or loss. The Company does not measure performance based on the amount of gross premiums written. Underwriting profit or loss is calculated from premiums earned and fee income, less net losses incurred and expenses related to underwriting activities, plus unrealized foreign exchange gains and losses on underwriting balances. Underwriting profit in the six month period ended June 30, 2009 is primarily reflective of the combined ratio discussed below.

          Combined ratio – property and casualty operations

          The combined ratio for property and casualty operations is used by the Company and many other insurance and reinsurance companies as another measure of underwriting profitability. The combined ratio is calculated from the net losses incurred and underwriting expenses as a ratio of the net premiums earned for the Company’s insurance and reinsurance operations. A combined ratio of less than 100% indicates an underwriting profit and greater than 100% reflects an underwriting loss. The Company’s combined ratio for the six months ended June 30, 2009, is slightly higher than the same period in the previous year, primarily as a result of an increase in the underwriting expense ratio, partially offset by a decrease in the loss and loss expense ratio. The loss and loss expense ratio has declined as a result of lower levels of catastrophe losses in the reinsurance segment and lower current year professional lines losses in the insurance segment partially offset by larger prior year reserve releases reported in 2008. The increased underwriting expense ratio has been driven largely by increases in operating expenses against lower net premiums earned. Operating expenses increased mainly as a result of the Company’s restructuring activities as described further below.

          Net investment income – property and casualty operations

          Net investment income related to property and casualty operations is an important measure that affects the Company’s overall profitability. The largest liability of the Company relates to its unpaid loss reserves, and the Company’s investment portfolio provides liquidity for claims settlements of these reserves as they become due, and thus a significant part of the portfolio is invested in fixed income securities. Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates and credit spreads and changes in overall asset allocation. Net investment income related to property and casualty operations decreased by $145.5 million during the first half of 2009 as compared to same period in the prior year. Overall, portfolio yields have decreased as the portfolio mix has changed as a result of the settlement of the GIC liabilities during 2008, as the property and casualty operations assumed a number of the floating rate securities that previously supported this business and are more sensitive to the year-on-year decline in U.S.dollar short-term interest rates. In addition, the Company increased its allocation to lower yielding U.S. Treasuries, cash and agencies as a result of the continued de-risking of the portfolio and to increase liquidity.

          Book value per ordinary share

          Management also views the change in the Company’s book value per ordinary share as an additional measure of the Company’s performance. Book value per share is calculated by dividing ordinary shareholders’ equity by the number of outstanding ordinary shares at any period end. Book value per ordinary share is affected primarily by the Company’s net income (loss), by any changes in the net unrealized gains and losses on its investment portfolio, currency translation adjustments and also the impact of any share repurchase or issuance activity. Book value per ordinary share increased by $3.45 in the first six months of 2009 as compared to a decrease of $6.91 in the first six months of 2008. During the six months ended June 30, 2009, there was an increase in net unrealized losses of $859.8 million, net of tax. Although there was significant quarter–to-quarter volatility, in aggregate the impact of widening credit spreads was slightly larger than the offsetting benefit from declining interest rates. During the second quarter, there was a significant decrease in net unrealized losses as tightening credit spreads were significantly larger than the impact of increasing rates within the quarter. Book value was further increased by the issuance of 11,461,080 shares issued at $65.0 per share upon the maturity of the purchase contracts associated with the 7.0% Units, as such issuance was accretive to book value. In addition, book value per ordinary share increased as a result of net income available to ordinary shareholders of $283.3 million which included a $211.8 million gain associated with the purchase of a portion of the Company’s Series C Preference Ordinary Shares.

          Annualized return on average ordinary shareholders’ equity

          Annualized return on average ordinary shareholder’s equity (“ROE”) is another financial measure that management considers important in evaluating the Company’s operating performance. ROE is calculated by dividing the net income for any period by the average of the opening and closing ordinary shareholders’ equity. The Company establishes minimum target ROEs for its total operations, segments and lines of business. If the Company’s minimum ROE targets over the longer term are not met with respect to any line of business, the Company seeks to modify and/or exit these lines. In addition, the Company’s compensation of its senior officers is significantly dependent on the achievement of the Company’s performance goals to enhance shareholder value as measured by ROE (adjusted for certain items considered to be ‘non-operating’ in nature). For the first half of 2009, ROE was 8.9%, 1.9 percentage points lower than the same period in the prior year, mainly as a result of lower net income to ordinary shareholders partially offset by lower levels of average shareholders’ equity. Shareholders’ equity decreased over the past twelve months mainly as a result of the Company’s net loss recorded in 2008 as well as from increases in unrealized losses on investments and unfavorable foreign exchange translation adjustments during this period.

Other Key Focuses of Management

          See the discussion of the Other Key Focuses of Management in Item 7 of the Company’s Form 10-K for the year ended December 31, 2008. That discussion is updated with the disclosures set forth below.

          Throughout the latter part of 2008 and into 2009, the Company remains focused on, among other things, simplifying the Company’s business model to focus on core property and casualty business and enhancing its enterprise risk management capabilities. Details relating to these initiatives are highlighted below.

          Simplify the Company’s Business Model and Enhance Risk Management

          In relation to these objectives, certain initiatives that have taken place or are underway include the following:

•

Focus on P&C Businesses: As previously announced, the Company is focusing on those lines of business within its Insurance and Reinsurance segments that provide the best return on capital. As such, the Company will continue to be highly selective on new business, emphasize short-tail lines, where applicable, in the Company’s Reinsurance segment, exit other businesses (e.g., Casualty facultative business), non-renew certain insurance programs, as well as continue to reduce long-term agreements (within the Insurance segment) in order to capture the benefit of hardening markets. In addition, the Company recently completed a strategic review of its Life reinsurance business. In connection therewith, the Company announced that it sold renewal rights to a portion of its European life, accident and health reinsurance business, a relatively small block of business, and it will run-off its existing book of U.K. and Irish life and annuity business. In addition, subsequent to June 30, 2009, the Company entered into an agreement to sell its U.S. life reinsurance business. The transaction is expected to close on September 30, 2009, subject to regulatory approval and normal closing conditions.

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

•

Simplify Investment Portfolio Over Time: The Company has continued to reposition the Company’s investment portfolio to one that supports a P&C focused operation so that a) book value volatility, particularly related to credit spreads arising from the portfolio, is reduced, b) a reduction in lower rated corporate securities and financial issuers is achieved, c) exposure to commercial mortgage-backed securities (“CMBS”) is reduced and d) a reduction in asset classes such as sub-prime, Alt-A and Core CDO’s previously supporting the guaranteed investment contract and funding agreement businesses is achieved. Realignment will be achieved primarily through cash generated from bond maturities and coupon reinvestment, cash flow from business operations as well as certain opportunistic sales.

During the fourth quarter of 2008, the Company announced a charge on its investment portfolio for OTTI of $400.0 million in relation to impaired assets that it could no longer assert its intent to hold until recovery. During the first six months of 2009, the Company has substantively completed the sales associated with this charge. These actions, combined with sales of securities at realized gains and natural cash flows and maturities from the portfolio, had the effect of reducing the Company’s exposure to the previously mentioned asset classes, and alternative investments, by $3.5 billion during the first half of 2009.

•

Reduction of Expenses to Reflect Simplified Business: In light of the changes in business strategy noted above and in response to the significant market and other events which impacted the Company throughout 2008, the Company implemented in the third quarter of 2008, and subsequently in the first quarter of 2009, expense reduction initiatives designed to streamline certain of its processes and functions and reduce the Company’s expense across all major geographic locations, with primary emphasis on corporate functions. In 2009, the Company expects to record a total of $2.4 million of restructuring charges associated with the restructuring efforts announced in the third quarter of 2008 and approximately $65.0 million associated with the restructuring efforts announced in the first quarter of 2009. Restructuring charges relate mainly to employee termination benefits as well as certain asset write-offs and ceasing to use certain leased property. For further details see Note 5 to the Consolidated Financial Statements, “Restructuring and Asset Impairment Charges”.

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

          In relation to the Company’s capital position, the following activities have occurred in 2009:

•

On March 26, 2009, the Company completed a cash tender offer for its outstanding Series C Preference Ordinary Shares that resulted in approximately 12.7 million Series C Preference Ordinary Shares with a liquidation value of $317.3 million being purchased by the Company for approximately $104.7 million plus accrued and unpaid dividends, combined with professional fees totaling $0.8 million. As a result, a book value gain of approximately $211.8 million was recorded in the first quarter of 2009 to ordinary shareholders.

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

          Catastrophe Risk Management

          The Company manages its limits to a catastrophe risk from any single loss in a given region/peril at a 1% exceedance probability. Tier 1 limits which include natural catastrophe, terrorism and other realistic disaster scenario risks are targeted at a level not to exceed 15% of beginning of the year tangible shareholders’ equity (adjusted, in 2009, for the issuance of Class A ordinary shares following maturity of the purchase contracts associated with the 7.0% Units – for further information see Notes 9 and 10 to the Consolidated Financial Statements above), where Tier 2 limits, which include pandemic, longevity, and country risk, are established at no more than half of Tier 1 limits. These target limits are established by a combination of commercially available models, internally developed probable maximum loss estimates and the judgment of management.

Critical Accounting Policies and Estimates

          See the discussion of the Company’s Critical Accounting Policies and Estimates in Item 7 of the Company’s Form 10-K for the year ended December 31, 2008.

          Variable Interest Entities and Other Off-Balance Sheet Arrangements

          At times, the Company has utilized VIEs both indirectly and directly in the ordinary course of the Company’s business. The Company invests in CDOs, and other investment vehicles that are issued through variable interest entities as part of the Company’s investment portfolio. The activities of these VIEs are generally limited to holding the underlying collateral used to service investments therein. Our involvement in these entities is passive in nature and we are not the arranger of these entities. The Company has not been involved in establishing these entities. The Company is not the primary beneficiary of these variable interest entities under paragraph 14 of FIN 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”).

          In addition, the Company has utilized variable interest entities in certain instances as a means of accessing contingent capital. The Company has utilized unconsolidated entities in the formation of contingent capital facilities. The Company’s interests in Stoneheath represents an interest in a variable interest entity under FIN 46(R), however, the Company is not the primary beneficiary under paragraph 14 of that guidance. Given that there are no contractual requirements or intentions to enter into additional variable interests in this entity; management considers the likelihood of consolidating Stoneheath in the future to be remote. For further information, see Note 18 to the Consolidated Financial Statements, “Off-Balance Sheet Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Segment Results for the three months ended June 30, 2009 compared to the three months ended June 30, 2008

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

Income Statement Analysis

Insurance

          Insurance business written includes risk management, professional and other specialty lines. Risk management products comprise global property and casualty insurance programs for large multinational companies, including excess and umbrella liability, products recall, U.S. workers’ compensation, property catastrophe, and primary property and liability coverages. Specialty lines products include the following lines of business: environmental liability, aviation and satellite, marine and offshore energy insurance, fine art and specie, equine and other insurance coverages including program business. In addition, certain structured indemnity products previously structured by XLFS are included within the results of the Insurance segment covering a range of insurance risks including property and casualty insurance, certain types of residual value exposures and other market risk management products.

          The following table summarizes the underwriting results for this segment:

	(Unaudited) Three Months Ended June 30,

(U.S. dollars in thousands)	2009	2008	% Change

Gross premiums written	$1,124,220	$1,388,771	(19.0)%
Net premiums written	766,606	1,084,820	(29.3)%
Net premiums earned	881,490	1,018,350	(13.4)%
Net losses and loss expenses	598,784	653,822	(8.4)%
Acquisition costs	112,430	113,877	(1.3)%
Operating expenses	167,931	178,282	(5.8)%

Underwriting profit	$2,345	$72,369	(96.8)%
Net fee income and other (1)	$(3,220)	$1,389	NM *
Net results – structured products	$4,093	$12,366	(66.9)%

(1)	Net fee income and other includes operating expenses from the Company’s loss prevention consulting services business.

*	NM – not meaningful

          Gross premiums written decreased by 19.0% during the three months ended June 30, 2009 compared with the three months ended June 30, 2008. While decreases were seen across most lines as a result of poor market and economic conditions impacting retention and new business opportunities, the majority of the variance results from fewer long term agreements, unfavorable foreign exchange rate impacts and the exiting of specific lines of business and agency contracts. While rates were generally flat to slightly lower across most lines of business during the first half of 2009, as compared to 2008, as noted above, the level of rate reduction experienced throughout 2008 has slowed during 2009.

          The decrease in casualty lines was most significant in European excess lines and related primarily to a reduction in long term agreements, unfavorable changes to prior period estimates combined with unfavorable foreign exchange rate impacts and to a lesser extent pricing and overall retention. Decreases in specialty lines relate mostly to the decision to eliminate specific lines of business and agency contracts partially offset by increases in new lines of business. Gross premiums written in property lines decreased as a result of lower retention rates combined with unfavorable foreign exchange rate impacts and generally poor global economic conditions impacting construction, partially offset by new business opportunities. Net premiums written decreased by 29.3% during the second quarter of 2009 as compared to same period in 2008 primarily as a result of the decrease in gross premiums written noted above, combined with timing changes and increased reinsurance pricing on the renewal of certain ceded property treaties.

          Net premiums earned decreased by 13.4% in the three month period ended June 30, 2009 compared with the three month period ended June 30, 2008. The decrease primarily resulted from the earn-out of overall lower net premiums written in the past twelve months.

          Fee income decreased in the second quarter of 2009 as compared to the second quarter of 2008 mainly as a result of lower property business opportunities regarding engineering services and the run off of certain financial lines of business.

          The following table presents the ratios for this segment:

	(Unaudited) Three Months Ended June 30,

	2009	2008

Loss and loss expense ratio	67.9%	64.2%
Underwriting expense ratio	31.8%	28.7%

Combined ratio	99.7%	92.9%

          The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Insurance segment for the three month periods ended June 30, 2009 and 2008:

	(Unaudited) Three Months Ended June 30,

(U.S. dollars in millions)	2009	2008

Property	$(5.7)	$(53.3)
Casualty and professional	(46.3)	(58.0)
Specialty and other	17.7	11.6

Total	$(34.3)	$(99.7)

Loss and loss expense ratio excluding prior year development	71.8%	74.0%

Loss and loss expense ratio excluding catastrophe losses and prior year development	71.9%	68.1%

          Excluding prior year development, the loss ratio for the three months ended June 30, 2009 decreased by 2.2 loss percentage points as compared to the same period in 2008 due primarily to lower levels of large property risk and catastrophe losses occurring in the second quarter of 2009 and the impact of anticipated sub prime and credit related loss activity in 2008 partially offset by lower premium rate levels in certain lines such as environmental business.

          Net favorable prior year development in the quarter ending June 30, 2009 totaled $34.3 million, with gross prior year unfavorable development of $110 million.

▪

For Property lines, net prior year development during the second quarter of 2009 was $5.7 million favorable largely as a result of an $8 million reduction in ultimate losses for the 2008 hurricanes Ike and Gustav due to lower incurred activity than expected based on the Company’s prior valuation and the recognition of the increased maturity of the experience. Favorable Catastrophe development was partially offset by minor unfavorable developments related to non-catastrophe property exposures and provisions for unrecoverable reinsurance.

▪

For Casualty lines, net prior year development during the second quarter of 2009 was $5.6 million unfavorable, with gross prior year unfavorable development of $110 million. The significant events impacting this movement are as follows:

▪

$40 million unfavorable in Excess Casualty business as a result of greater than expected reported loss activity on the 2007 and 2008 accident years related to two individual losses totaling $72 million net and $224 million gross.

▪

$28 million favorable in Primary Casualty results mainly from benign large loss experience on European business in the 2007 and 2008 accident years; this has been partially offset by strengthening for US business in the 2001 and prior accident years.

▪

$6 million favorable in US large risk casualty business results from continued favorable loss development for older years of Auto liability and General Liability which we are now recognizing due to the maturity of the experience.

	▪	$1 million favorable resulted from a reduction in the provision for unrecoverable reinsurance caused by changes in the level of recoveries and the distribution of recoveries by reinsurer.

▪

Gross prior year unfavorable development significantly exceeds the corresponding net unfavorable development, as the impact of increases in gross reported losses in certain casualty lines was mostly offset by the impact of the reinsurance recoverable component on such losses. This is mainly caused by the two large losses in Excess Casualty discussed above.

▪

For Professional lines, net prior year development during the second quarter of 2009 is $51.9 million favorable, primarily as a result of lower incurred activity than expected based on the Company’s prior valuation in US D&O lines, primarily for underwriting years 2003 to 2006. These releases were partially offset by strengthening of reserves primarily in the 1999 to 2002 years to reflect the potential for more adverse claim activity in the non-U.S. business. The Company continues to analyze claim activity associated with financial markets deterioration in 2007 and 2008 and has reallocated the level of carried reserves between the two years without impacting the expected ultimate losses.

▪	For Specialty Lines, net prior year development during the second quarter is $17.7million unfavorable. The significant events impacting this movement are as follows:

	▪	$7 million favorable in Aerospace due to the US Space and Aviation business, where development since the Company’s prior review has been lower than implied by the historical average.

▪

$10 million unfavorable in Environmental due to unexpectedly high allocated loss adjustment expense increases for the General Liability account and large losses over and above expectations based on the Company’s prior valuation related to pollution site exposures.

▪

$8 million unfavorable in Discontinued Specialty due to the results of a full valuation of the Lloyds Accident & Health business where incurred development was higher than implied by the Company’s selected benchmarks.

	▪	Specie and Other specialty business deteriorated by $7 million in total.

          The increase in the underwriting expense ratio in the three months ended June 30, 2009, compared to the same period in 2008 was due to an increase in the acquisition expense ratio of 1.6 points (12.8% as compared to 11.2%) combined with an increase in the operating expense ratio of 1.5 points (19.0% as compared to 17.5%). The increase in the acquisition expense ratio was primarily as a result of changes in the mix of business given the decreases in property and casualty lines which carry the lowest levels of acquisition cost. The increase in the operating expense ratio is attributable to the lower level of earned premium. Actual operating expenses in total decreased in 2009 as a result of the expense reduction initiatives announced in the third quarter of 2008 and first quarter of 2009.

          Net results from structured insurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Net results from these contracts for the three months ended June 30, 2009, have decreased compared to the same period in 2008 mainly due to a large gain on a negotiated cancellation in 2008 combined with the effects of the run off of this line of business.

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

          The following table summarizes the underwriting results for this segment:

	(Unaudited) Three Months Ended June 30,

(U.S. dollars in thousands)	2009	2008	% Change

Gross premiums written	$376,970	$397,460	(5.2)%
Net premiums written	311,672	274,647	13.5%
Net premiums earned	400,259	490,437	(18.4)%
Net losses and loss expenses	180,844	284,763	(36.5)%
Acquisition costs	85,302	106,528	(19.9)%
Operating expenses	47,019	45,159	4.1%

Underwriting profit	$87,094	$53,987	61.3%
Net fee income and other (1)	545	471	15.8%
Net results – structured products	$6,172	$2,579	NM *

(1)	Net fee income and other includes operating expenses from the Company’s loss prevention consulting services business.

*	NM – not meaningful

          Gross premiums written decreased by 5.2%, while net written premiums increased by 13.5%, in the second quarter of 2009 as compared to the second quarter of 2008. The decrease in gross premiums written was largely as a result of the Company’s focus on short-tail lines, certain lost renewals and reduced shares on certain accounts as a result of the S&P ratings downgrade in December 2008 and unfavorable foreign exchange rate movements. Partially offsetting these decreases were rate increases in certain lines of business including property catastrophe, marine and aviation. The increase in net premiums written reflects a reduction in ceded premiums in the three months ended June 30, 2009 as compared to the same period in 2008. This decrease was mainly as a result of the cancellation and non-renewal of Cyrus Re II at December 31, 2008 combined with the impact of the catastrophe covers purchased in the second quarter of 2008 including industry loss warranties. Cyrus Re II previously assumed a 10% cession of certain lines of property catastrophe reinsurance and retrocession business underwritten by certain operating subsidiaries of the Company.

          Net premiums earned in the second quarter of 2009 decreased by 18.4% as compared to the second quarter of 2008. The decrease was a reflection of the overall reduction of net premiums written over the last 24 months.

          The following table presents the ratios for this segment:

	(Unaudited) Three Months Ended June 30,

	2009	2008

Loss and loss expense ratio	45.2%	58.1%
Underwriting expense ratio	33.0%	30.9%

Combined ratio	78.2%	89.0%

          The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Reinsurance segment for the three month periods ended June 30, 2009 and 2008:

	(Unaudited) Three Months Ended June 30,

(U.S. dollars in millions)	2009	2008

Property and other short-tail lines	$(36.3)	$(55.0)
Casualty and other	(19.0)	(27.9)

Total	$(55.3)	$(82.9)

Loss and loss expense ratio excluding prior year development	59.0%	75.0%

Loss and loss expense ratio excluding catastrophe losses and prior year development	59.0%	67.2%

          Excluding prior year development, the loss ratio for the three months ended June 30, 2009 decreased by 16.0 loss percentage points as compared to the same period in 2008 with 7.8 loss ratio points attributable to the impact of catastrophe losses occurring in 2008 (7.8 points) compared to the second quarter of 2009 (0.0 points). 2008 catastrophes included losses related to mid-west floods and snow storms and earthquakes in China.

          Net favorable prior year development for the quarter ended June 30, 2009 totalled $55.3 million. This represents less than 1% of the beginning net reserve. Gross prior year development was $60 million for the same period.

•	Net favorable prior year development of $36.3 million for the short tailed lines in the quarter and details of these by specific lines are as follows:

•

$32 million in favorable Property Other development due to reported losses coming in better than expected, some of this due to case reserve reductions, primarily from underwriting years 2006 to 2008 in portfolios.

	•	$5 million in favorable Marine development due to small releases from US, Europe and Latin America portfolios across most underwriting years.

	•	No material changes for Property Cat and Aviation lines as losses developed as expected in the quarter.

•	Net favorable prior year development of $19.0 million for the long tailed lines in the quarter and details of these by specific lines are as follows:

•

$12 million in favorable development primarily for US and European Professional portfolios. The US portfolio had favorable development of $8 million mainly due to favorable emergence in D&O and E&O non-proportional exposures in underwriting years 1998 through 2002. The European portfolio had releases of $6 million, predominantly from their Professional Indemnity exposures, due to better than expected activity in underwriting years 2004 through 2006.

	•	$7 million in releases for the Other lines mainly due to favorable emergence and reserve takedowns related to 2 treaties for US Bond runoff exposures from underwriting years 1997 through 2004.

•

No material change for Casualty lines for the quarter. Adverse development in the US Casualty portfolio of $8 million mainly due to worker’s compensation clash and general liability non-proportional exposures in underwriting years 2001 and 2002 was offset by favorable development of $8 million in European portfolio related to releases from their motor liability book for most underwriting years and general liability non-proportional exposures in underwriting years 2007 and 2008.

          The increase in the underwriting expense ratio in the three months ended June 30, 2009, as compared with the three months ended June 30, 2008, was due to an increase in the operating expense ratio of 2.5 points (11.7% as compared to 9.2%) partially offset by a decrease in the acquisition expense ratio of 0.4 points (21.3% as compared to 21.7%). The increase in the operating expense ratio was primarily as a result of higher operating expenses due to charges associated with the Company’s restructuring activities, against a lower level of net premiums earned. The decrease in the acquisition expense ratio was primarily as a result of changes in the mix of business, including the U.S. agricultural program.

          Net results from structured reinsurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Results from these products for the three months ended June 30, 2009, increased compared to the same period in 2008 mainly due to lower operating expenses and favorable development in the liability interest rate hedges in place partially offset by lower net investment income as a result of lower yields combined with a smaller investment base.

Life Operations

          As noted above, the Company recently completed a strategic review of its Life reinsurance business which resulted in the Company selling the renewal rights to a portion of its European life, accident and health reinsurance business, a relatively small block of business, in late 2008 as well as ceasing to write new U.K. and Irish life and annuity business. In addition, subsequent to June 30, 2009, the Company entered into an agreement to sell its U.S. life reinsurance business. The transaction is expected to close on September 30, 2009, subject to regulatory approval and normal closing conditions. Business previously written by the Life Operations segment was primarily European life reinsurance and included term assurances, group life, critical illness cover, immediate annuities, disability income cover, and short-term life, accident and health business.

          The following summarizes the contribution from this segment:

	(Unaudited) Three Months Ended June 30,

(U.S. dollars in thousands)	2009	2008	% Change

Gross premiums written	$150,711	$161,251	(6.6)%
Net premiums written	140,674	150,933	(6.8)%
Net premiums earned	147,951	172,935	(14.5)%
Claims and policy benefits	174,588	209,725	(16.8)%
Acquisition costs	25,540	25,832	(1.2)%
Operating expenses	4,269	9,299	(54.1)%
Fee income and other	123	136	(9.6)%
Net investment income	82,855	98,058	(15.5)%
Net realized (losses) gains on investments	(51,663)	11,792	NM *

Contribution from Life Operations	$(25,131)	$38,065	NM *

*	NM – Not meaningful

          The following table is an analysis of the Life Operations gross premiums written, net premiums written and net premiums earned for the three month periods ended June 30, 2009 and 2008:

	(Unaudited) Three Months Ended June 30, 2009			(Unaudited) Three Months Ended June 30, 2008

(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

Other Life	$109,648	$107,283	$114,560	$108,743	$107,942	$129,944
Annuity	41,063	33,391	33,391	52,508	42,991	42,991

Total	$150,711	$140,674	$147,951	$161,251	$150,933	$172,935

          Gross premiums written relating to other life business increased by $0.9 million in the three months ended June 30, 2009 as compared to the same period in 2008. The increase is mainly driven by new business volumes in the term assurance treaties, almost entirely offset by unfavorable foreign exchange rate movements. Ceded premiums written for other life business increased by $1.6 million mainly as a result of short term life accident and health business, for which any residual 2009 renewals have been 100% retroceded in line with the sale of the renewal rights. There is also some impact from US business as more policies are above the retention sum assured of $2.0 million per life. Gross premiums written relating to annuity business decreased by $11.4 million in the three months ended June 30, 2009, mainly due to negative exchange rate movements. Ceded premiums written for annuities also decreased slightly by $1.8 million, again due to exchange rate movements.

          Net premiums earned in the second quarter of 2009 decreased 14.5% as compared to the second quarter of 2008. This decrease was consistent with the decrease in gross and net premiums written as described above.

          Claims and policy benefits decreased by $35.1 million or 16.8% in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, primarily as a result of favorable foreign exchange rate movements of $25.7 million, combined with a decrease in incurred losses associated with the short-term life, accident and health business. Changes in claims and policy benefits include the movement in policy benefit reserves related to other contracts (such as immediate annuities) where investment assets were acquired with the assumption of the policy benefit reserves at the inception of the contract.

          For the three months ended June 30, 2009, acquisition costs decreased by 1.2% as compared to the same period in 2008, largely as a result of a decrease in business written associated with the short-term life, accident and health business combined with favorable foreign exchange rate movements. Operating expenses decreased by 54.1% in the second quarter of 2009 as compared to the same period in the prior year due mainly to corporate expenses which have not been allocated to life business in 2009. There are also impacts from lower compensation expenses as a result of overall lower staffing levels as well as from favorable foreign exchange rate movements in the second quarter of 2009.

          Net investment income is included in the calculation of contribution from Life Operations, as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. Net investment income decreased by $15.2 million or 15.5% in the three months ended June 30, 2009, as compared to the same period in 2008, primarily as a result of unfavorable foreign exchange rate movements, combined with lower investment yields.

          See below for an analysis of the Company’s total realized losses on investments during the three months ended June 30, 2009.

Investment Activities

          The following table illustrates the change in net investment income from property and casualty operations, net income from investment fund affiliates, net realized (losses) gains on investments and net realized and unrealized gains (losses) on investment derivative instruments for the three months ended June 30, 2009 and 2008:

	(Unaudited) Three Months Ended June 30,

(U.S. dollars in thousands)	2009	2008	% Change

Net investment income – property and casualty operations (1)	$218,490	$298,128	(26.8)%
Net income (loss) from investment fund affiliates (2)	37,086	(20,435)	NM	*
Net realized (losses) gains on investments	(80,430)	2,040	NM	*
Net realized and unrealized gains (losses) on investment and other derivative instruments	969	8,124	NM	*

(1)	Net investment income relating to property and casualty operations does not include the net investment income related to the net results from structured products.

(2)

The Company records the income related to alternative fund affiliates on a one month lag and the private investment fund affiliates on a three month lag in order for the Company to meet the accelerated filing deadlines.

*	NM – Not meaningful

          Net investment income related to property and casualty operations decreased in the second quarter of 2009 as compared to the second quarter of 2008 due primarily to declining portfolio yields. Portfolio yields decreased as yields earned on investment of cash flows and reinvestment of maturing or sold securities were generally lower than on securities previously held, as prevailing market interest rates, particularly in the U.S., decreased over the last year. In addition, the Company increased its holdings in lower-yielding cash, government and agency securities in connection with its portfolio de-risking efforts and to increase liquidity, and as a result of an allocation to floating rate securities previously supporting the GIC and funding agreement businesses which are sensitive to declines in short-term U.S. dollar interest rates.

          Net income from investment fund affiliates increased in the second quarter of 2009 compared to the second quarter of 2008, due primarily to strong results from the Company’s alternative funds.

          The Company manages its investment grade fixed income securities using an asset/liability management framework. Due to the unique nature of the underlying liabilities, customized benchmarks are used to measure investment performance and comparison to standard market indices is not meaningful. Investment performance is not monitored for certain assets primarily consisting of operating cash and special regulatory deposits. The following is a summary of the investment portfolio returns for the asset/liability portfolios and risk asset portfolios for the six months ended June 30, 2009 and 2008:

	(Unaudited) Three Months Ended June 30,

	2009 (1)	2008 (1)

Asset/Liability portfolios
USD fixed income portfolio	4.4%	(0.9)%
GBP fixed income portfolio	7.5%	(1.3)%
EUR fixed income portfolio	3.8%	(1.5)%
Risk Asset portfolios
Alternative portfolio (2)	5.5%	(0.8)%
Equity portfolio	(2.0)%	(1.0)%
High-Yield fixed income portfolio	18.2%	2.0%

(1)

Portfolio returns are calculated by dividing the sum of net investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio. Performance is measured in either the underlying asset currency or the functional currency.

(2)	Performance on the alternative portfolio reflects the three months ended May 31, 2009 and May 31, 2008, respectively.

         Net Realized Losses and Gains and Other than Temporary Declines in the Value of Investments

          Net realized losses for the quarter ended June 30, 2009 can be summarized as follows:

	(Unaudited) Three Months Ended June 30,

(U.S. dollars in thousands)	2009	2008

Net realized gains (losses) on investments sold	$4,520	$49,742

Other-than temporary impairments on investments	(115,620)	(47,702)
Other-than-temporary impairments on investments transferred to other comprehensive income	30,670	—

Net impact from other-than-temporary impairments	(84,950)	(47,702)

Net realized gains (losses) on investments	$(80,430)	$2,040

For the quarter ended June 30, 2009, the Company recorded net impairment charges of $85.0 million. The significant assumptions and inputs associated with these securities consist of:

•

For corporate securities, the Company recorded net impairments totaling $38.1 million. The impairment charges consisted of below-investment grade securities, where the Company believes the current fair value is representative of likely recoveries following default, below-investment grade hybrids, where the Company considered impairment factors consistent with an equity impairment model, along with a debt impairment model, and accordingly recorded impairment charges to fair value, or securities in an unrealized loss position that management intends to sell.

•

For structured credit securities, the Company recorded net impairments of $46.9 million. The Company determined that the likely recovery on these securities was below the carrying value, and accordingly impaired the securities to the discounted value of the cash flows of these securities, or in certain instances fair value to the extent that the fair value was believed to be more representative of recoverable value given the extreme illiquidity within structured credit markets.

•	Of the other-than-temporary impairments, $30.2 million related to changes of intent-to-hold, primarily representing exchanges of hybrid securities.

          The Company’s process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors. These primary factors include: (i) the time period during which there has been a significant decline in value; (ii) an analysis of the liquidity, business prospects and overall financial condition of the issuer; (iii) the significance of the decline; (iv) an analysis of the collateral structure and other credit support, as applicable, of the securities in question; (v) expected future interest rate movements; and (vi) the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. Where the Company’s analysis of the above factors results in the conclusion that declines in fair values are other than temporary, the cost of the security is written down to fair value and the previously unrealized loss is therefore realized in the period such determination is made.

         Net Realized and Unrealized Gains and Losses on Derivatives

          Net realized and unrealized gains on investment derivatives for the three months ended June 30, 2009 resulted from the Company’s investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments. For further information see Note 8 to the Consolidated Financial Statements, “Derivative Instruments”.

          Other Revenues and Expenses

          The following table sets forth other revenues and expenses for the three months ended June 30, 2009 and 2008:

	(Unaudited) Three Months Ended June 30,

(U.S. dollars in thousands)	2009	2008	% Change

Net income (loss) from operating affiliates (1)	$17,667	$(68,901)	NM *
Exchange losses (gains)	145,221	7,936	NM *
Amortization of intangible assets	464	420	10.5%
Corporate operating expenses	32,219	47,104	(31.6)%
Interest expense (2)	42,912	50,077	(14.3)%
Income tax expense	16,045	51,205	(68.7)%

(1)	The Company generally records the income related to certain operating affiliates on a three month lag in order for the Company to meet accelerated filing deadlines.

(2)	Interest expense does not include interest expense related structured products as reported within the Insurance, Reinsurance and Corporate segments.

*	NM – Not meaningful

          The following table sets forth the net income (loss) from operating affiliates for the three months ended June 30, 2009 and 2008:

	(Unaudited) Three Months Ended June 30,

(U.S. dollars in thousands)	2009	2008	% Change

Net income (loss) from financial operating affiliates	$3,883	$(81,677)	NM	*
Net income from investment manager affiliates	4,407	1,741	NM	*
Net income from other strategic operating affiliates	9,377	11,035	(15.1)%

Total	$17,667	$(68,901)	NM	*

*	NM – Not meaningful

          Equity earnings from financial operating affiliates increased during the three months ended June 30, 2009 as a result of the Company no longer owning any interest in Syncora. During the three months ended June 30, 2008 the company reported $82.4 million in losses related to reinsurance and guarantee arrangements with Syncora.

          Investment manager affiliate income increased during the second quarter of 2009 as compared to the same period in the prior year primarily as a result of the improved conditions for alternative asset managers in the first quarter of 2009.

          Income from other strategic operating affiliates decreased in the second quarter of 2009 as compared to the second quarter of 2008 mainly due to lower earnings reported in the first quarter of 2009 relating to an insurance affiliate which writes largely direct U.S. homeowners insurance.

          Foreign exchange losses in the quarter ended June 30, 2009 and June 30, 2008 were due primarily to the change in the value of the U.S. dollar against certain European currencies including the U.K. Sterling and the Euro on certain inter-company balances and net underwriting liability balances.

          Corporate operating expenses in the three months ended June 30, 2009 decreased compared to the three months ended June 30, 2008 primarily as a result of cost savings achieved from restructuring activities implemented in 2008 and early 2009 as well as from higher professional fees recorded in the second quarter of 2008 associated with activities related to the Master Agreement that was executed in July 2008.

          Interest expense for the three months ended June 30, 2009 as compared to the same period in 2008 was lower mainly as a result of lower interest associated with the retirement of the 2011 Senior Notes in February 2009 partially offset by interest associated with 8.25% senior notes which are part of the 10.75% Equity Security Units issued in August 2008. For more information on the Company’s financial structure, see “Liquidity and Capital Resources.”

          The decrease in the Company’s income taxes arose principally from the increase in the profitability of the Company’s U.S. and European operations.

Segment Results for the six months ended June 30, 2009 compared to the six months ended June 30, 2008

Insurance

          The following table summarizes the underwriting results for this segment:

	(Unaudited) Six Months Ended June 30,

(U.S. dollars in thousands)	2009	2008	% Change

Gross premiums written	$2,215,465	$3,017,120	(26.6)%
Net premiums written	1,598,774	2,268,672	(29.5)%
Net premiums earned	1,791,601	2,026,752	(11.6)%
Net losses and loss expenses	1,213,998	1,338,634	(9.3)%
Acquisition costs	217,842	239,713	(9.1)%
Operating expenses	347,259	332,775	4.4%

Underwriting profit	$12,502	$115,630	(89.2)%
Net fee income and other (1)	$(4,220)	$(1,159)	NM *
Net results—structured products	$7,214	$3,173	NM *

(1)	Net fee income and other includes operating expenses from the Company’s loss prevention consulting services business.

*	NM – not meaningful

          Gross premiums written decreased by 26.6% during the six months ended June 30, 2009 compared with the six months ended June 30, 2008. Reductions in long term agreements and unfavorable foreign exchange rate impacts account for more than half of this decrease. Poor market and economic conditions and unfavorable foreign exchange rate impacts combined with the impacts of the S&P downgrade in December 2008 noted in both the first, and to a much lesser extent, second quarter of 2009 also contributed to the decreases which were seen across most lines. As 2009 has progressed both retentions and new business volume have seen improvement.

          Net premiums written decreased by 29.5% in the six months ended June 30, 2009 compared with the six months ended June 30, 2008 primarily as a result of the decrease in gross premiums written noted above, combined with timing changes on the renewal of certain ceded property treaties, and an overall increase in reinsurance rates.

          Net premiums earned decreased by 11.6% in the six months ended June 30, 2009 compared with the six months ended June 30, 2008. The decrease primarily resulted from the factors affecting net premiums written noted above.

          Fee income remained consistent in the first six months of 2009 as compared to the same period in 2008 mainly as a result of higher engineering fee income associated with the Company’s loss prevention consulting services business offset by the run off of certain financial lines of business.

          The following table presents the ratios for this segment:

	(Unaudited) Six Months Ended June 30,

	2009	2008

Loss and loss expense ratio	67.8%	66.0%
Underwriting expense ratio	31.5%	28.3%

Combined ratio	99.3%	94.3%

          The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year.

          The following table summarizes the net (favorable) adverse prior year development relating to the Insurance segment for the six month periods ended June 30, 2009 and 2008:

	(Unaudited) Six Months Ended June 30,

	2009	2008

Property	$(14.7)	$(64.4)
Casualty and Professional	(55.8)	(62.0)
Specialty and Other	29.5	9.4

Total	$(41.0)	$(117.0)

Loss and loss expense ratio excluding prior year development	70.1%	71.8%

Loss and loss expense ratio excluding catastrophe losses and prior year development	69.8%	67.1%

          Net prior period reserve releases in the six months ended June 30, 2009 occurred largely in the second quarter as a result of the factors noted above. Excluding prior year development, the loss ratio for the six months ended June 30, 2009 decreased by 1.7 loss percentage points as compared to the same period in 2008 due primarily to lower levels of large property risk and catastrophe losses occurring in 2009 combined with the impact of anticipated sub prime and credit related losses in 2008 partially offset by lower than expected rate increases in certain specialty lines.

          The increase in the underwriting expense ratio in the six months ended June 30, 2009, compared to the same period in 2008 was due to an increase in the acquisition expense ratio of 0.4% points (12.2% as compared to 11.8%) combined with an increase in the operating expense ratio of 2.8% points (19.3% as compared to 16.5%). The increase in the acquisition expense ratio was primarily as a result of changes in the mix of business given the decreases in property and casualty lines which carry the lowest levels of acquisition cost. The increase in the operating expense ratio is attributable to the lower level of earned premium combined with the costs associated with the Company’s expense reduction initiatives announced in the third quarter of 2008 and first quarter of 2009 including changes to the Company’s previously communicated operational transformation program.

          Net results from structured insurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Net results from these products for the six months ended June 30, 2009, increased slightly compared to the same period in 2008 mainly due to the lower operating expenses of this run off line of business and favorable development in the liability interest rate hedges in place partially offset by lower net investment income as a result of lower yields combined with a smaller investment base.

Reinsurance

          The following table summarizes the underwriting results for this segment:

	(Unaudited) Six Months Ended June 30,

(U.S. dollars in thousands)	2009	2008	% Change

Gross premiums written	$1,163,953	$1,470,005	(20.8)%
Net premiums written	984,815	1,227,348	(19.8)%
Net premiums earned	811,835	1,034,815	(21.5)%
Net losses and loss expenses	355,913	600,844	(40.8)%
Acquisition costs	181,026	222,872	(18.8)%
Operating expenses	94,107	90,517	4.0%

Underwriting profit	$180,789	$120,582	49.9%
Net fee income and other (1)	$2,596	$1,234	(110.4)%
Net results — structured products	$14,596	$13,403	8.9%

(1)	Net fee income and other includes operating expenses from the Company’s loss prevention consulting services business.

*	NM – not meaningful

          Gross and net premiums written decreased by 20.8% and 19.8%, respectively, in the first six months of 2009 as compared to the first six months of 2008. The factors affecting gross and net written premiums for the first half of 2009 are consistent with those for the three months ended June 30, 2009 as mentioned above.

          Net premiums earned decreased by 21.5% in the six months ended June 30, 2009 compared with the six months ended June 30, 2008 primarily as a result of the decrease in gross and net premiums written, as noted above.

          The following table presents the ratios for this segment:

	(Unaudited) Six Months Ended June 30,

	2009	2008

Loss and loss expense ratio	43.8%	58.1%
Underwriting expense ratio	33.9%	30.2%

Combined ratio	77.7%	88.3%

          The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Reinsurance segment for the six month periods ended June 30, 2009 and 2008:

	(Unaudited) Six Months Ended June 30,

(U.S. dollars in millions)	2008	2007

Property and other short-tail lines	$(94.2)	$(71.6)
Casualty and other	(44.5)	(59.5)
Structured Indemnity	—	(1.4)

Total	$(138.7)	$(132.5)

Loss and loss expense ratio excluding prior year development	60.9%	70.9%

Loss and loss expense ratio excluding catastrophe losses and prior year development	57.9%	64.6%

          For the six months ended June 30, 2009, property and other short-tail lines reserve releases were largely within property catastrophe and property risk portfolios while casualty reserve releases were largely within European casualty lines. Excluding prior year development, the loss ratio for the six months ended June 30, 2009 decreased by 10 loss percentage points as compared to the six months ended June 30, 2008 mainly as a result of lower levels of property, marine and professional liability losses during the second quarter of 2009. For the six months ended June 30, 2008, casualty reserve releases were primarily within European casualty lines, while property and other short-tail lines reserve releases were attributable to Bermuda and North American operations, partially offset by unfavorable reserve development in Latin American operations.

          The increase in the underwriting expense ratio in the six months ended June 30, 2009, as compared with the six months ended June 30, 2008, was due to an increase in both operating expense and acquisition expense ratios to 11.6% and 22.3%, respectively, as compared with 8.7% and 21.5%, in the six months ended June 30, 2008. The increase in the operating expense ratio was primarily as a result of higher operating expenses due to charges associated with the Company’s restructuring activities, against a lower level of net premiums earned. The increase in the acquisition expense ratio relates to changes in the mix of business, increased commissions associated with the U.S. agricultural program as well as increased profit related commissions associated with certain Bermuda-based property catastrophe business.

          Net results from structured reinsurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Net results from these products for the six months ended June 30, 2009, increased slightly compared to the same period in 2008 mainly due to the lower operating expenses of this run off line of business and favorable development in the liability interest rate hedges in place partially offset by lower net investment income as a result of lower yields combined with a smaller investment base.

          Foreign exchange losses in the six months ended June 30, 2009 and 2008 were due primarily to the change in the value of the U.S. dollar against certain European currencies including the U.K. Sterling and Euro on certain inter-company balances.

Life Operations

          The following summarizes the contribution from this segment:

	(Unaudited) Six Months Ended June 30,

(U.S. dollars in thousands)	2009	2008	% Change

Gross premiums written	$285,823	$396,209	(27.9)%
Net premiums written	262,259	375,146	(30.1)%
Net premiums earned	277,785	332,517	(16.5)%
Claims and policy benefits	332,547	406,024	(18.1)%
Acquisition costs	42,623	49,949	(14.7)%
Operating expenses	8,110	17,382	(53.3)%
Net investment income	160,377	195,193	(17.8)%
Net fee income and other	174	200	(13.0)%
Net realized (losses) gains on investments	(126,313)	6,748	NM *

Contribution from Life operations	$(71,257)	$61,303	NM *

* NM — not meaningful

          The following table is an analysis of the Life Operations gross premiums written, net premiums written and net premiums earned for the six month periods ended June 30, 2009 and 2008:

	(Unaudited) Six Months Ended June 30, 2009			(Unaudited) Six Months Ended June 30, 2008

(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

Other Life	$208,571	199,441	214,967	$292,478	$290,438	$247,809
Annuity	77,252	62,818	62,818	103,731	84,708	84,708

Total	$285,823	262,259	277,785	$396,209	$375,146	$332,517

          Gross premiums written relating to total life business decreased by $110.4 million in the six months to June 30, 2009 as compared to the same period in 2008 mainly due to $66.5 million of lower renewal premiums associated with the short-term life, accident and health business as the renewal rights for this business were sold in late 2008. In addition, while premium growth of $16.9 million was experienced in the core underlying book of term assurance and critical illness business, unfavorable foreign exchange rate movements of $46.5 million more than offset such growth during the six months to June 30, 2009. Partially offsetting these decreases was premium growth of $4.8 million related to U.S. life business. While gross premiums written decreased during the six months ended June 30, 2009, ceded premiums written increased slightly by $2.5 million mainly as a result of a higher cession ratio associated with short-term life, accident and health business underwritten in the 2009 underwriting year, which occurred as part of the sale of the renewal rights as noted above.

          Net premiums earned in the first six months of 2009 decreased 16.5% as compared to the first six months of 2008. This decrease was consistent with the decrease in gross and net premiums written as described above.

          Claims and policy benefit reserves decreased by $73.5 million or 18.1% in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, primarily as a result of favorable foreign exchange rate movements of $64.7 million combined with a decrease in incurred losses associated with the short-term life, accident and health business and consistent with the decrease in gross premiums written associated with this business as noted above. Changes in claims and policy benefits include the movement in policy benefit reserves related to other contracts (such as immediate annuities) where investment assets were acquired with the assumption of the policy benefit reserves at the inception of the contract.

          For the six months ended June 30, 2009, acquisition costs decreased by 14.7% as compared to the six months ended June 30, 2008, largely as a result of a decrease in business written associated with the short-term life, accident and health business combined with favorable foreign exchange rate movements. Operating expenses decreased by 53.3% in the first six months of 2009 as compared to the first six months of 2008 due mainly to corporate expenses that have not been allocated to life business in 2009, combined with lower compensation expenses as a result of overall lower staffing levels and favorable foreign exchange rate movements in 2009.

Net investment income is included in the calculation of contribution from Life Operations, as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets.

          Net investment income decreased by $34.8 million in the six months ended June 30, 2009, as compared to the same period in 2008, primarily as a result of unfavorable foreign exchange rate movements combined with lower investment yields.

          See below for an analysis of the Company’s total realized losses on investments during the six months ended June 30, 2009.

Investment Activities

          The following table illustrates the change in net investment income from property and casualty operations, net income from investment affiliates, net realized gains on investments and net realized and unrealized gains on investment and other derivative instruments from property and casualty operations for the six months ended June 30, 2009 and 2008:

	(Unaudited) Six Months Ended June 30

(U.S. dollars in thousands)	2009	2008	% Change

Net investment income — property and casualty operations (1)	$460,656	$606,169	(24.0)%
Net income (loss) from investment affiliates (2)	10,193	(8,636)	NM
Net realized (losses) gains on investments	(332,367)	(100,211)	NM
Net realized and unrealized (losses) gains on investment and other derivative instruments	(438)	52,806	NM

(1)	Net investment income relating to property and casualty operations does not include the net investment income related to the net results from structured products.

(2)

The Company records the income related to alternative fund affiliates on a one month lag and the private investment affiliates on a three month lag in order for the Company to meet the accelerated filing deadlines.

*	NM — Not meaningful

          Net investment income related to property and casualty operations decreased in the six months ended June 30, 2009 as compared to the same period in 2008 due primarily to declining portfolio yields. Portfolio yields decreased as yields earned on investment of cash flows and reinvestment of maturing or sold securities were generally lower than on securities previously held, as prevailing market interest rates, particularly in the U.S., decreased over the last year. In addition, the Company increased its holdings in lower-yielding cash, government and agency securities in connection with its portfolio de-risking efforts and to increase liquidity, and as a result of an allocation to floating rate securities previously supporting the GIC and funding agreement businesses which are sensitive to declines in short-term U.S. dollar interest rates.

          Net income from investment fund affiliates increased in the first six months of 2009 compared to the first six months of 2008, due primarily to strong results from the Company’s alternative funds, in the first six months of 2009 as compared to marginally negative results in the same period of the prior year. These results were offset by a decline in the Company’s results from private investment funds, which reflect the deterioration in valuation in the first half of 2009.

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

	(Unaudited) Six Months Ended June 30,

	2009 (1)	2008 (1)

Asset/Liability portfolios
USD fixed income portfolio	2.2%	(3.5)%
GBP fixed income portfolio	1.0%	(4.8)%
EUR fixed income portfolio	1.3%	(1.8)%
Other fixed income portfolio	0.6%	2.5%
Risk Asset portfolios
Alternative portfolio (2)	7.4%	(0.1)%
Equity portfolio	(13.9)%	(11.2)%
High-Yield fixed income portfolio	26.3%	(3.6)%

(1)

Portfolio returns are calculated by dividing the sum of net investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio. Performance is measured in either the underlying asset currency or the functional currency.

(2)	Performance on the alternative portfolio reflects the six months ended May 31, 2009 and May 31, 2008, respectively.

Net Realized Gains and Losses and Other than Temporary Declines in the Value of Investments

          Net realized losses for the six months ended June 30, 2009 can be summarized as follows:

	(Unaudited) Six Months Ended June 30,

(U.S. dollars in thousands)	2009	2008

Net realized gains (losses) on investments sold	$37,623	$62,242

Other-than temporary impairments on investments	(400,660)	(162,453)
Other-than-temporary impairments on investments transferred to other comprehensive income	30,670	—

Net impact from other-than-temporary impairments	(369,990)	(162,453)

Net realized gains (losses) on investments	$(332,367)	$(100,211)

For the six months ended June 30, 2009, the Company recorded net impairment charges of $370.0 million. The significant assumptions and inputs associated with these securities consist of:

•

The Company recorded net impairments in relation to corporate securities totaling $134.1 million. The impairment charges consisted either of below-investment grade securities, where the Company believes the current fair value is representative of likely recoveries following default, below-investment grade hybrids, where the Company considered impairment factors consistent with an equity impairment model, along with a debt impairment model, and accordingly recorded impairment charges to fair value, or securities in an unrealized loss position that management intends to sell.

•

The Company recorded net impairments in relation to structured credit securities totaling $218.9 million. The Company determined that the likely recovery on these securities was below the carrying value, and accordingly impaired the securities to the discounted cash flows of the cash flows of these securities, or in certain instances fair value to the extent that the fair value was believed to be more representative of recoverable value given the extreme illiquidity within structured credit markets.

•	The Company recorded net impairments in relation to equity securities totaling $17.0 million, primarily representing securities in an unrealized loss position that management intends to sell.

•	Of the impairments, $147.7 million related to changes of intent-to-hold, primarily representing exchanges of hybrid securities, and as part of the fourth quarter 2008 restructuring charge.

          Net realized losses on investments in the first six months of 2009 included net realized losses of $370.0 million related to the write-down of certain of the Company’s fixed income, equity and other investments where the Company determined that there was an other than temporary decline in the value of those investments as well as net realized gains of $37.6 million from sales of investments. Included in the balances noted above are realized losses and impairments in Topical Assets totaling $119.3 million.

          Net realized gains on investments in the first six months of 2008 included net realized gains of $62.2 million from sales of investments and net realized losses of $162.5 million related to the write-down of certain of the Company’s fixed income and equity investments where the Company determined that there was an other than temporary decline in the value of those investments.

Net Realized Gains and Unrealized Gains and Losses on Derivatives

          Net realized and unrealized gains on investment derivatives for the six months ended June 30, 2009 and 2008 resulted from the Company’s investment strategy to manage interest rate risk, foreign exchange risk, credit risk and to replicate permitted investments. For further information see Note 8 to the Consolidated Financial Statements, “Derivative Instruments”.

Other Revenues and Expenses

          The following table sets forth other revenues and expenses for the six months ended June 30, 2008 and 2007:

	(Unaudited) Six Months Ended June 30,

(U.S. dollars in thousands)	2009	2008	% Change

Net income (loss) from operating affiliates (1)	$7,339	$(48,348)	NM *
Amortization of intangible assets	929	840	10.6%
Corporate operating expenses	58,931	83,030	(29.1)%
Interest expense (2)	92,527	99,442	(7.0)%
Income tax expense	61,998	81,907	(24.3)%

(1)	The Company records the income related to its operating affiliates on a three month lag in order for the Company to meet the accelerated filing deadlines.

(2)	Interest expense does not include interest expense related structured products as reported within the Insurance and Reinsurance segments.

*	NM — Not meaningful

          The following table sets forth the net income (loss) from operating affiliates for the six months ended June 30, 2009 and 2008:

	(Unaudited) Six Months Ended June 30,

(U.S. dollars in thousands)	2009	2008	% Change

Net (loss) income from financial operating affiliates	$3,883	$(85,948)	NM	*
Net income from investment manager affiliates	(11,132)	14,620	NM	*
Net income from other strategic operating affiliates	14,588	22,980	(36.6)%

Total	$7,339	$(48,348)	NM	*

*	NM — Not meaningful

          Equity earnings from financial operating affiliates increased during the six months ended June 30, 2009 as a result of the Company no longer owning any interest in Syncora. During the six months ended June 30, 2008 the Company recorded $87.2 million in losses related to reinsurance and guarantee arrangements with Syncora.

          Investment manager affiliate income decreased during the first half of 2009 as compared to the same period in the prior year primarily as a result of the challenging conditions for alternative asset managers.

          Income from other strategic operating affiliates decreased in the first half of 2009 as compared to the first half of 2008 mainly due to lower earnings relating to an insurance affiliate which writes largely direct U.S. homeowners insurance.

          Corporate operating expenses in the six months ended June 30, 2009 decreased compared to the six months ended June 30, 2008 primarily as a result of cost savings achieved from restructuring activities implemented in 2008 and early 2009 as well as from higher professional fees recorded in 2008 associated with activities related to the Master Agreement that was executed in July 2008.

          Interest expense for the six months ended June 30, 2009 as compared to the same period in 2008 was lower mainly as a result of lower interest associated with the retirement of the 2011 Senior Notes in February 2009 partially offset by interest associated with 8.25% senior notes which are part of the 10.75% Equity Security Units issued in August 2008. For more information, see “Liquidity and Capital Resources.”

          The decrease in the Company’s income taxes arose principally from the increase in the profitability of the Company’s U.S. and European operations.

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

          At June 30, 2009 and December 31, 2008, total investments, cash and cash equivalents, accrued investment income and net receivable from investments sold were $34.0 billion and $34.3 billion, respectively. The following table summarizes the composition of the Company’s invested assets at June 30, 2009 and December 31, 2008:

(U.S. dollars in thousands)	(Unaudited) Fair Value at June 30, 2009	Percent of Total	Fair Value at December 31, 2008	Percent of Total

Cash and cash equivalents	$3,989,372	11.7%	$4,353,826	12.7%
Net receivable for investments sold	6,078	0.0%	99,455	0.3%
Accrued investment income	343,018	1.0%	363,376	1.1%
Short-term investments	2,025,138	6.0%	1,466,323	4.3%
Fixed maturities:
U.S. Government and Government agency	$4,500,762	13.2%	$3,978,342	11.6%
Corporate	9,338,032	27.5%	9,288,603	27.1%
Residential mortgage-backed securities – Agency	3,080,359	9.1%	2,099,955	6.1%
Residential mortgage-backed securities – Non-Agency	1,126,389	3.3%	1,366,202	4.0%
Commercial mortgage-backed securities	1,495,105	4.4%	2,141,568	6.2%
Collateralized debt obligations	564,857	1.7%	638,779	2.0%
Other asset-backed securities	1,389,324	4.1%	2,279,752	6.6%
U.S. States and political subdivisions of the States	493,107	1.4%	468,770	1.4%
Non-U.S. Sovereign Government	3,673,403	10.8%	3,374,397	9.8%

Total fixed maturities	$25,661,338	75.5%	$25,636,368	74.8%
Equity securities	52,480	0.2%	361,819	1.0%
Investments in affiliates	1,222,317	3.6%	1,552,789	4.5%
Other investments	690,364	2.0%	459,481	1.3%

Total investments and cash and cash equivalents	$33,990,105	100.0%	$34,293,437	100.0%

          The Company reviews on a regular basis its corporate debt concentration, credit quality and compliance with established guidelines. At both June 30, 2009 and December 31, 2008, the average credit quality of the Company’s total fixed income portfolio (including fixed maturities, short-term investments, cash and cash equivalents and net payable for investment purchased) was “AA”. As at June 30, 2009, approximately 56.7% of the fixed income portfolio had an average rating of “AAA” from the principal rating agencies. Approximately 3.9% was below investment grade or not rated.

          Refer to “Results of Operations” for further discussion surrounding the impact of credit market movements on the Company’s investment portfolio and exposure to sub-prime related assets.

          Gross and Net Unrealized Losses and Gains on Investments

          At June 30, 2009, the Company had net unrealized losses on fixed maturities and short-term investments of $3.3 billion and net unrealized losses on equities of $7.5 million. Of these amounts, gross unrealized losses on fixed maturities and short term investments and equities were $3.8 billion and $10.2 million, respectively. The information presented below for the gross unrealized losses on the Company’s investments at June 30, 2009 shows the potential effect upon future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary. Realized losses or impairments, depending on their magnitude, may have a material adverse effect on the Company’s operations. The increase in net unrealized losses on investments during the three months ended June 30, 2009 was primarily due to a continued widening of credit spreads. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk.”

          The following is an analysis of how long each of those securities with a gross unrealized loss at June 30, 2009 had been in a continual gross unrealized loss position:

(U.S. dollars in thousands) Type of Securities	Length of time in a continual gross unrealized loss position	(Unaudited) Amount of gross unrealized loss at June 30, 2009	(Unaudited) Fair Value of Securities in a gross unrealized loss position at June 30, 2009

Fixed Maturities and Short-Term Investments	Less than six months	$209,428	$2,756,757
	At least 6 months but less than 12 months	667,773	1,911,413
	At least 12 months but less than 2 years	1,036,380	3,779,690
	2 years and over	1,867,363	4,639,271

	Total	$3,780,944	$13,087,131

Equities	Less than six months	$433	$1,800
	At least 6 months but less than 12 months	9,796	35,416

	Total	$10,229	$37,216

          The following is the maturity profile of the fixed income securities that were in a gross unrealized loss position at June 30, 2009:

(U.S. dollars in thousands) Maturity profile in years of fixed maturities in a continual gross unrealized loss position	(Unaudited) Amount of gross unrealized loss at June 30, 2009	(Unaudited) Fair value of securities in a gross unrealized loss position at June 30, 2009

Less than 1 year remaining	$22,206	$350,825
At least 1 year but less than 5 years remaining	505,543	2,948,678
At least 5 years but less than 10 years remaining	280,448	1,948,616
At least 10 years but less than 20 years remaining	193,438	977,675
At least 20 years or more remaining	777,601	2,268,298
Residential mortgage-backed securities - Agency	6,189	468,780
Residential mortgage-backed securities – Non-Agency	605,835	1,063,494
Commercial mortgage-backed securities	315,885	1,456,623
Collateralized debt obligations	494,189	562,446
Other asset-backed securities	579,610	1,041,696

Total	$3,780,944	$13,087,131

          Factors considered in determining that additional OTTI charges were not warranted include management’s consideration of current and near term liquidity needs and other available sources, an evaluation of the factors and time necessary for recovery, and the results of on-going retrospective reviews of security sales and the basis for such sales.

          Gross unrealized losses of $3.8 billion at June 30, 2009 can be attributed to the following significant drivers:

•

gross unrealized losses of $957.7 million related to the Company’s Life Operations investment portfolio, which had a fair value of $5.9 billion as at June 30, 2009. Of this, $824.5 million of gross unrealized losses related to $3.3 billion of exposures to corporate financial institutions including Tier One and Upper Tier Two securities. During the quarter ended June 30, 2009, as a result of a substantial rally on financial credit spreads, the gross unrealized loss position has declined substantially. At June 30, 2009, this portfolio had average interest rate duration of 8.4 years, primarily denominated in U.K. Sterling and Euros. As a result of the long duration, significant gross losses have arisen as the fair values of these securities are more sensitive to prevailing government interest rates and credit spreads. This portfolio has limited turnover as it is matched to corresponding long duration liabilities. A hypothetical parallel increase in interest rates and credit spreads of 50 and 25 basis points, respectively, would increase the unrealized losses related to this portfolio at June 30, 2009 by approximately $246.4 million and $89.2 million, respectively. Given the long term nature of this portfolio, and the level of credit spreads as at June 30, 2009 relative to historical averages within the U.K. and Euro-zone as well as the Company’s liquidity needs at June 30, 2009, the Company believes that these assets will continue to be held until such time as they mature, or credit spreads revert to levels more consistent with historical averages.

•

gross unrealized losses of $849.4 million related to the corporate holdings within the Company’s non-life fixed maturity portfolios, which had a fair value of $6.9 billion as at June 30, 2009. During the quarter ended June 30, 2009, as a result of declining credit spreads, the gross unrealized losses on these holdings has declined substantially. The Company believes these impairments are a function of the currently elevated levels of corporate credit spreads in the U.S. and globally, which spiked particularly during the third and fourth quarters of 2008 and continued to be at elevated levels, resulting in a severely depressed level of valuations. The amount of these gross losses has proven very volatile as a result of the severe deterioration in credit spreads in recent months. Despite the recent rally, corporate credit spreads remain at elevated levels relative to historical averages. The Company believes that the gross unrealized losses are a reflection of a severe premium being charged by the market for credit, rather than fundamental deterioration in the debt service capabilities of the issuers.

•

gross unrealized losses of $743.5 million related to the Topical Asset portfolio (which consists of the Company’s holdings of sub-prime non-agency securities, second liens, ABS CDOs with sub-prime collateral as well as Alt-A mortgage exposures (“Topical Assets”), which had a fair value of $743.2 million as at June 30, 2009. The Company undertakes a security level reviews of these securities and recognized charges to the extent it believed the intrinsic value of any security was below its amortized cost. The Company has recognized realized losses, consisting of charges for OTTI and realized cumulative losses from sales, of approximately $782.5 million since the beginning of 2007 and through June 30, 2009 on these asset classes.

The Company purchased a number of these assets to support the previously written GIC and funding agreement contracts and has announced its intention to reduce its exposure to these asset classes as part of its strategic portfolio realignment. The Company believes that based on market conditions and liquidity needs at June 30, 2009, this reduction will be realized through natural cash flows of the portfolio, and limited selective sales, rather than selling these assets into markets which continue to be illiquid and not reflective of the intrinsic value of these assets. The weighted average term-to-maturity of the sub-prime and Alt-A residential holdings within this portfolio at June 30, 2009 were 3.5 years and 4.2 years, respectively. The Company, based on current market conditions and liquidity needs as at June 30, 2009 as well as its assessment of the holdings, believes it will continue to hold these securities until either maturity, or a return of liquidity and valuations more reflective of the intrinsic value of these holdings.

•

gross unrealized losses of $490.6 million related to the non-life portfolio of Core CDO holdings (defined by the Company as investments in non-mortgage collateralized debt obligations), which consisted primarily of collateralized loan obligations and had a fair value of $585.9 million as of June 30, 2009. The Company undertook a security level review of these securities and recognized charges to the extent it believed the intrinsic value of the security was below the amortized cost. The Company believes that the level of impairment is primarily a function of historically wide spreads in the collateralized loan obligations market during the period, driven by the high level of illiquidity in this market. The Company purchased a number of these assets to support the previously written GIC and Funding Agreement contracts and has announced its intention to reduce its exposure to this asset class over time as a part of its strategic portfolio realignment. The Company, based on current market conditions and liquidity needs as well as its assessment of the holdings, believes it is likely that the Company will continue to hold these securities until either maturity or a recovery of value, following which the Company intends to reduce its exposure to this asset class.

•

gross unrealized losses of $300.7 million related to the non-life portion of CMBS holdings, which had a fair value of $1.4 billion as at June 30, 2009. The Company’s holdings in CMBS are 97.1% rated AAA. The Company’s exposure to downgrades has been negligible, and it believes that the currently depressed pricing, which represents approximately 79.1% of the par value of the securities, is directly related to the 753 basis point widening in credit spreads within this market during 2008, as a result of the heightened risk premium attached to property collateral. Credit spreads have improved significantly in the first half of 2009, particularly during the second quarter. The Company’s portfolio is highly diversified, has limited delinquencies and has experienced limited downgrades.

•

gross unrealized losses of $269.6 million related to the Company’s holdings in non-agency RMBS secured by prime mortgages which had a fair value of $718.7 at June 30, 2009. In the U.S., the average price on these securities declined to approximately 56.0% of par value at June 30, 2009, reflecting concerns over rising unemployment in the U.S. and the potential impact on previously high quality borrowers to meet their obligations. The Company undertook a security level review of these securities and recognized charges to the extent it believed the intrinsic value of any security was below its amortized cost.

         Gross Unrealized Gains and Losses

          The following table summarizes the fair value, gross unrealized losses, credit rating and asset class of securities in a gross unrealized loss position within the Company’s structured credit and corporate portfolios, which comprised $3.7 billion of the Company’s total gross unrealized loss position of $3.8 billion at June 30, 2009:

(U.S. dollars in millions) Corporates:	AAA	AA	A	BBB	BB & Below	Total

Financials (1)
Fair value	$350.0	$369.9	$1,663.4	$484.6	$181.0	$3,048.9
Gross unrealized loss	$(28.8)	$(39.9)	$(453.5)	$(241.6)	$(202.4)	$(966.2)
Non-Financials
Fair value	$63.9	$475.0	$1,058.6	$879.7	$506.4	$2,983.6
Gross unrealized loss	$(0.5)	$(49.9)	$(300.4)	$(222.4)	$(132.5)	$(705.7)
Total
Fair value	$413.9	$844.9	$2,722.0	$1,364.3	$687.4	$6,032.5
Gross unrealized loss	$(29.3)	$(89.8)	$(753.9)	$(464.0)	$(334.9)	$(1,671.9)
% Impaired (of amortized cost) (3)	(6.7)%	(9.7)%	(22.1)%	(25.9)%	(33.3)%	(22.1)%

Structured Credit:	AAA	AA	A	BBB	BB & Below	Total

CMBS
Fair value	$1,425.4	$7.1	$8.4	$8.1	$15.1	$1,464.1
Gross unrealized loss	$(278.9)	$(4.2)	$(5.9)	$(2.0)	$(22.1)	$(313.1)
Prime RMBS
Fair value	$233.3	$138.6	$69.7	$82.9	$142.7	$667.2
Gross unrealized loss	$(49.4)	$(74.6)	$(40.2)	$(41.7)	$(64.5)	$(270.4)
Topical Assets
Fair value	$174.8	$92.5	$95.8	$162.9	$192.3	$718.3
Gross unrealized loss	$(85.7)	$(94.4)	$(110.1)	$(186.7)	$(266.6)	$(743.5)
Core CDOs (2)
Fair value	$120.4	$298.3	$57.3	$60.5	$47.0	$583.5
Gross unrealized loss	$(34.2)	$(119.5)	$(46.2)	$(77.2)	$(213.5)	$(490.6)
Other Asset & Mortgage Backed Securities
Fair value	$320.9	$117.6	$143.4	$123.1	$33.0	$738.0
Gross unrealized loss	$(40.6)	$(23.0)	$(30.2)	$(44.8)	$(22.6)	$(161.2)
Agency RMBS
Fair value	$470.6	$—	$—	$—	$—	$470.6
Gross unrealized loss	$(6.1)	$—	$—	$—	$—	$(6.1)
Total
Fair Value	$2,745.4	$654.1	$374.6	$437.5	$430.1	$4,641.7
Gross unrealized loss	$(494.9)	$(315.7)	$(232.6)	$(352.4)	$(589.3)	$(1,984.9)
% Impaired (of amortized cost) (3)	(15.3)%	(32.7)%	(38.4)%	(44.7)%	(58.0)%	(30.1)%

(1)

Included in the gross unrealized losses on corporate financials are gross unrealized losses of $604.5 million on Tier One and upper Tier Two securities of financials institutions (“Hybrids”), as well as $182.1 million of subordinated debt.

(2)	The Company defines Core CDOs as investments in non-mortgage collateralized debt obligations, which primarily consisted of collateralized loan obligations.

(3)	Management considers these impairments to be temporary.

          Management, in its assessment of whether securities in a gross unrealized loss position are temporarily impaired, considers the significance of the impairments. The Company had securities with gross unrealized losses of $1.4 billion, with a fair value of $691.7 million, which as at June 30, 2009 were impaired by greater than 50% of amortized costs. The Company has evaluated each of these securities and believes it is probable that the issuer will be able to fund sufficient principal and interest payments to exceed current amortized cost, and believes that the current levels of impairments are a function of the currently extremely elevated levels of credit spreads.

          Structured credit securities with gross unrealized losses representing greater than 50% of amortized cost represent $934.1 million of gross unrealized losses, with a fair value of $408.5 million. Of these gross unrealized losses, $260.1 million are rated investment grade. The Company has evaluated each of these holdings on a security-by-security basis in conjunction with its investment managers and utilizing additional corroborative modeling techniques, and believes these securities will fund sufficient principal and interest payments to exceed current amortized cost. These securities include $255.1 million of Topical investments, $92.5 million of Core CDOs, $37.1 million of prime RMBS and $15.4 million of CMBS holdings.

          Corporate securities with gross unrealized losses representing greater than 50% of amortized cost represent $468.3 million of gross unrealized losses, with a fair value of $283.1 million. Of these gross unrealized losses, $176.0 million are rated investment grade. Gross unrealized losses of $239.4 million are related to holdings of financial issuers, with the majority ($216.7 million) representing hybrid instruments. The Company believes these are high-grade issuers which will continue to service their principal and interest obligations.

          Included in the gross unrealized losses associated with the Company’s corporate portfolio are gross unrealized losses of $163.8 million related to Tier One and Upper Tier Two securities that have been rated below investment grade by at least one major ratings agency. Of this total $132.1 million have gross unrealized losses representing greater than 50% of amortized cost. The Company has completed its review of this portfolio and believes, at this time, that these impairments remain temporary in nature. The primary basis for this conclusion was analysis of the fundamentals of these securities using a debt-based impairment model, which indicated these securities continue to meet their obligations, and the issuer has the ability to call these obligations at their call date. In addition, as these securities are below investment grade, for securities representing perpetual securities, the Company considered these securities using an equity-impairment model. Factors that were considered and supported that these impairments were temporary included that the vast majority of these securities had only recently been rated below-investment-grade, alternative ratings were available that indicated these securities remained investment grade, or the securities were only slightly below investment-grade. At June 30, 2009, the Company believes that it is likely that the fair values of these securities will ultimately increase to equal the cost basis over a reasonable period of time. However, there is a high degree of judgment in reaching this conclusion, including an assessment of how various governments will treat the perpetual preferred shareholding in the event of governmental intervention in these institutions’ operations. Management will closely monitor the developments related to these securities and will consider these developments on OTTI conclusions reached in future quarters.

          Net Unrealized Gains and Losses

          The following table details the Company’s corporate credit exposures by certain asset classes as well as ratings levels within the Company’s fixed maturity portfolio and the current net unrealized (loss) position as at June 30, 2009:

(U.S. dollars in millions)
Corporates:	AAA	AA	A	BBB	BB & Below	Total

Financials
Fair value	$548.7	$934.7	$2,087.9	$500.8	$194.9	$4,267.0
Net unrealized (loss)	$(25.5)	$(26.8)	$(445.2)	$(240.3)	$(200.4)	$(938.2)
Non-Financials
Fair value	$157.0	$1,172.3	$2,652.2	$1,348.5	$603.5	$5,933.5
Net unrealized (loss)	$2.2	$(24.2)	$(232.8)	$(219.8)	$(115.7)	$(590.3)
Total
Fair value	$705.7	$2,107.0	$4,740.1	$1,849.3	$798.4	$10,200.5
Net unrealized (loss)	$(23.3)	$(51.0)	$(678.0)	$(460.1)	$(316.1)	$(1,528.5)

          At June 30, 2009, approximately $3.3 billion of the Company’s $10.2 billion in corporate financial sector securities was held in the portfolios supporting the Company’s Life Reinsurance Operations. The assets associated with that business are more heavily weighted towards longer term securities from financial institutions, including a significant portion of the Company’s Tier 1 and Upper Tier 2 securities, representing committed term debt and hybrid instruments senior to the common and preferred equity of the financial institutions. Financials held in Life portfolios accounted for $672.3 million of the Company’s net unrealized loss as at June 30, 2009. As at June 30, 2009 approximately 42.5% of the overall sensitivity to interest rate risk and 36.0% to credit risk was related to the life reinsurance portfolio, despite these portfolios accounting for only 19.4% of the fixed income portfolio.

          The following table details the Company’s structured credit exposures by certain asset classes as well as ratings levels within the Company’s fixed maturity portfolio and the current net unrealized gain (loss) position as at June 30, 2009:

(U.S. dollars in millions)
Structured Credit:	AAA	AA	A	BBB	BB & Below	Total

CMBS
Fair value	$1,460.8	$7.1	$10.3	$8.5	$16.0	$1,502.7
Net unrealized (loss)	$(278.5)	$(4.2)	$(5.8)	$(2.0)	$(22.0)	$(312.5)
Prime RMBS
Fair value	$263.0	$139.1	$70.7	$83.1	$145.0	$700.9
Net unrealized (loss)	$(48.2)	$(74.6)	$(40.2)	$(41.6)	$(6.9)	$(211.5)
Topical Assets
Fair value	$175.4	$92.5	$96.8	$169.5	$209.0	$743.2
Net unrealized (loss)	$(85.7)	$(94.4)	$(110.1)	$(186.2)	$(265.3)	$(741.7)
Core CDOs (1)
Fair value	$120.4	$298.3	$57.3	$60.7	$49.2	$585.9
Net unrealized (loss)	$(34.2)	$(119.5)	$(46.2)	$(77.2)	$(212.9)	$(490.0)
Other Asset & Mortgage Backed Securities
Fair value	$627.7	$125.5	$169.9	$129.4	$42.3	$1,094.8
Net unrealized (loss)	$(33.1)	$(22.2)	$(29.8)	$(44.7)	$(21.3)	$(151.1)
Agency RMBS
Fair value	$3,093.0	$—	$—	$—	$—	$3,093.0
Net unrealized gain	$75.1	$—	$—	$—	$—	$75.1
Total
Fair value	$5,740.3	$662.5	$405.0	$451.2	$461.5	$7,720.5
Net unrealized (loss)	$(404.6)	$(314.9)	$(232.1)	$(351.7)	$(528.4)	$(1,831.7)

(1)	The Company defines Core CDOs as investments in non-mortgage collateralized debt obligations, primarily consisting of collateralized loan obligations.

          The following table details the current exposures to Topical Assets within the Company’s fixed income portfolio as well as the current net unrealized (loss) gain position as at June 30, 2009 and December 31, 2008:

	As at June 30, 2009			As at December 31, 2008

(U.S. dollars in thousands)	Holding at Fair Value	Percent of Fixed Income Portfolio	Net Unrealized (Loss) Gain	Holding at Fair Value	Percent of Fixed Income Portfolio	Net Unrealized (Loss) Gain

Topical Assets:
Sub-prime first lien mortgages	$384,983	1.2%	$(389,842)	$487,659	1.5%	$(311,435)
Alt-A mortgages	311,098	1.0%	(315,143)	406,098	1.3%	(270,486)
Second lien mortgages (including sub-prime second lien mortgages)	41,840	0.1%	(29,686)	58,903	0.2%	(5,313)
ABS CDOs with sub-prime collateral	5,289	0.0%	(7,016)	10,595	0.0%	(7,308)

Total exposure to Topical Assets	$743,210	2.3%	$(741,687)	$963,255	3.0%	$(594,542)

          Of the total Topical Assets with fair value exposure as at June 30, 2009 and December 31, 2008 of $743.2 million and $963.3 million, respectively, approximately $29.9 million and $40.5 million, respectively, of the related securities had ratings dependent on guarantees issued by third party guarantors (i.e., monoline insurers). Decreases in the ratings of such third party guarantors would typically decrease the fair value of guaranteed securities; however, at June 30, 2009, in the event of non-performance at such date on the part of these third party guarantors, the Company estimated that the average credit quality of this portfolio would be ‘A-’ and that approximately 95% would have remained investment grade at such date. In addition, of the total fixed income portfolio as at June 30, 2009 and December 31, 2008, of $32.0 billion and $31.9 billion, respectively, less than 2% were guaranteed by such third parties with no individual third party representing more than 1%.

          At June 30, 2009, the Company’s sub-prime and Alt-A exposures remained primarily investment grade, had adequate underlying loan characteristics and the Company believed at such date that the current amortized cost levels were at or below the intrinsic value of the holdings, based on an analysis of subordination levels relative to current expectations of house price declines, loss severities and default levels. The Company had approximately $263.1 million of Topical Assets downgraded during the quarter ended June 30, 2009. However, 71.9% of the Company’s holdings remain rated investment grade at June 30, 2009.

          Liquidations necessary to fund the repayment of the GIC liabilities and the maturity of certain funding agreements in 2008 were funded through sales of assets in the Other Financial Lines segment investment portfolios as well as the general investment portfolio. Management’s approach was to avoid the sale of assets where current market prices did not reflect intrinsic values or where transaction costs for liquidation were excessive. As a result, the Company continues to hold approximately $1.3 billion of Topical Assets and core CDOs and these have been transferred to the general portfolio in exchange for those assets that were liquidated.

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

          Unpaid losses and loss expenses totaled $21.5 billion at June 30, 2009, and $21.7 billion at December 31, 2008.

          The table below represents a reconciliation of the Company’s unpaid losses and loss expenses for the six months ended June 30, 2009:

(U.S. dollars in thousands)	(Unaudited) Gross unpaid losses and loss expenses	(Unaudited) Unpaid losses and loss expenses recoverable	(Unaudited) Net unpaid losses and loss expenses

Balance as at December 31, 2008	$21,650,315	$(3,964,836)	$17,685,479
Losses and loss expenses incurred	2,082,683	(512,772)	1,569,911
Losses and loss expenses paid/recovered	(2,482,814)	614,811	(1,868,003)
Foreign exchange and other	202,814	(14,027)	188,787

Balance as at June 30, 2009	$21,452,998	$(3,876,824)	$17,576,174

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

          Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balances Receivable

          As a significant portion of the Company’s net premiums written incept in the first six months of the year, certain assets and liabilities have increased at June 30, 2009 compared to December 31, 2008. This includes deferred acquisition costs, unearned premiums, premiums receivable and prepaid reinsurance premiums.

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

          Unpaid losses and loss expense recoverables were $3.9 billion and $4.0 billion at June 30, 2009, and December 31, 2008, respectively. At June 30, 2009 and December 31, 2008, reinsurance balances receivable were $0.4 billion and $0.6 billion, respectively. The table below presents the Company’s net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable at June 30, 2009 and December 31, 2008.

(U.S. dollars in thousands)	(Unaudited) June 30, 2009	December 31, 2008

Reinsurance balances receivable	$469,828	$636,284
Reinsurance recoverable on future policy benefits	32,286	32,886
Reinsurance recoverable on unpaid losses and loss expenses	3,993,912	4,079,860
Bad debt reserve on unpaid losses and loss expenses recoverable and reinsurance balances receivable	(186,544)	(187,614)

Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$4,309,482	$4,561,416

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

          At June 30, 2009, a significant component of Level 3 assets represented Core CDOs, totaling $520.4 million. Certain asset classes, primarily consisting of privately placed investments, did not have sufficient market corroborated information available to allow a pricing service to provide a price and accordingly the valuation was determined by the use of broker quotes. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments as is currently the case for certain U.S. CMOs, ABSs, CMBSs, certain CDOs, for which sufficient information, such as cash flows or other security structure or market information, was not available to enable a third party pricing service to provide a price and as such valuation is determined based on broker quotes for which sufficient information regarding the specific inputs utilized by the broker in determining the fair value was not obtained to support a Level 2 classification. In addition, as noted below, for certain CDO holdings, the Company determined that internal models would be more appropriate and better representative of the fair value of these securities given that recent valuations were as a result of broker bids or valuation models that used recent market trading which the Company considered to be distressed transactions. While the remainder of the Company’s holdings in securities exposed to sub-prime mortgages are generally not based on quoted prices for identical securities, they are based on model-derived valuations from pricing services in which all significant inputs and significant value drivers are considered to be observable in active markets, and these securities continue to be classified within Level 2.

          As noted above, the Company has determined that for certain of its CDO holdings with a fair value of $450.5 million and a par value of $807.5 million, valuations were as a result of broker bids that used recent market trading which the Company considered to be distressed transactions. The market for CDO’s remains extremely illiquid due to a number of factors including risk aversion and reduction among institutional buyers. As a result, the Company believes that current broker bids reflect loss expectations that do not reflect fair values at which willing buyers and sellers would transact.

          At June 30, 2009, the Company’s internal models resulted in a fair value that was $154.7 million higher than those that would have been determined by its previous methodology of utilizing third party values sourced through brokers or pricing services. This variance represents 19.2% of par value of these holdings, which based on the portfolio’s spread duration of 4.9 years corresponds to an approximate 390 basis point decrease relative to the spread levels implied in current market levels of trading which management believes are distressed trades. The Company believes that, in the aggregate, this is appropriate as compared to current estimates of market credit spreads.

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

          60% extreme loss outcomes:

•	20% weighting to current third party valuations, with a fair value of $295.8 million, which the Company believes includes the current market liquidity premium;

•

20% weighting to current cash flow estimates discounted at management’s view of current market spreads, with a fair value of $277.0 million, which the Company believes includes the current market liquidity premium;

•

20% weighting to current cash flow estimates, adjusted by a multiple of the current underlying loss estimates, discounted at the coupon of the securities, with a further reduction in value representing a liquidity premium equal to double the prevailing total credit spread levels of the most severe previous CLO market deterioration, which resulted in a fair value of $462.4 million; and

          40% likely loss outcomes:

•

40% weighting to likely loss outcomes, representing current cash flow estimates discounted at the coupon of the securities, with a further reduction in value representing a liquidity premium equal to the prevailing credit spread levels of the most severe previous CLO market deterioration, which resulted in a fair value of $608.7 million.

          While a number of the Level 3 investments have been written down as a result of the Company’s impairment analysis, the Company continues to report, at June 30, 2009, gross unrealized losses of $493.2 million related to Level 3 available-for-sale investments. Management completed a detailed review in conjunction with its external investment managers and third party advisors, of the Company’s underlying sub-prime and related residential mortgage exposures, as well as a consideration of the broader structured credit market, and concluded that the unrealized gains and losses in these asset classes are the result of a decrease in value due to technical spreads widening and broader market sentiment, rather than fundamental collateral deterioration and are temporary in nature

          The remainder of the Level 3 assets relate to private equity investments where the nature of the underlying assets held by the investee include positions such as private business ventures and are such that significant Level 3 inputs are utilized in the valuation, and certain derivative positions.

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

          Valuation Methodology of Level 3 Assets and Liabilities

          Refer to Notes 2 and 3 of the Consolidated Financial Statements, “Significant Accounting Policies” and “Fair Value Measurements” for a description of the valuation methodology utilized to value Level 3 assets and liabilities, how the valuation methodology is validated as well as further details associated with various assets classified as Level 3. As at June 30, 2009, the Company did not have any liabilities that were carried at fair value based on Level 3 inputs other than derivative instruments in a liability position at June 30, 2009.

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

Liquidity

          Liquidity is a measure of the Company’s ability to generate sufficient cash flows to meet the short-and long-term cash requirements of the Company’s business operations.

          As a holding company, XL Capital Ltd has no operations of its own and its assets consist primarily of its investments in its subsidiaries. Accordingly, XL Capital Ltd’s future cash flows depend on the availability of dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries and states in which XL Capital Ltd’s subsidiaries operate, including, among others, Bermuda, Delaware, New York, Ireland, Switzerland and the United Kingdom. See “Risk Factors – Risks Related to the Company – Because we are a holding company, if the Company’s subsidiaries do not make dividend and other payments to XL Capital Ltd, the Company may not be able to pay dividends or make payments on its debt securities and other obligations” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The ability to pay such dividends is also limited by the regulations of the Society of Lloyd’s and certain contractual provisions. No assurance can be given that the Company’s subsidiaries will pay dividends in the future to XL Capital Ltd.

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

          During the first six months of 2009, net cash flows used in operating activities was $609.6 million primarily as a result of lower levels of premium income to offset claims payments related to previous underwriting years.

          As at June 30, 2009, the Company had cash and cash equivalents of approximately $4.0 billion as compared to approximately $4.4 billion at December 31, 2008. In addition, the Company maintains credit facilities which provide additional liquidity. Details of these facilities are described below in “Capital Resources.”

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

Capital Resources

          At June 30, 2009, the Company had total shareholders’ equity of $7.5 billion. In addition to ordinary and preferred share capital, the Company depends on external sources of financing such as debt, credit facilities and contingent capital to support its underwriting activities.

          In connection with the maturity of the purchase contracts associated with the 7.0% Units, the Company issued 11,461,080 Class A ordinary shares for net proceeds of approximately $745.0 million, which was used to retire the 2011 Senior Notes.

          On March 26, 2009, the Company completed a cash tender offer for its outstanding Series C Preference Ordinary Shares that resulted in approximately 12.7 million Series C Preference Ordinary Shares with a liquidation value of $317.3 million being purchased by the Company for approximately $104.7 million plus accrued and unpaid dividends, combined with professional fees totaling $0.8 million. As a result, a book value gain of approximately $211.8 million was recorded in the first quarter of 2009 to ordinary shareholders.

Debt

          The following table presents the Company’s indebtedness under outstanding debt securities and lenders’ commitments as at June 30, 2009:

				Payments Due by Period
(U.S. dollars in thousands) Notes Payable and Debt	Commitment	In Use	Year of Expiry
				Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years

5-year revolvers (1)	$1,000,000	$—	2010/2012	$—	$—	$—	$—
5-year revolver	100,000	—	2010	—	—	—	—
6.50% Guaranteed Senior Notes	599,190	599,190	2012	—	—	600,000	—
5.25% Senior Notes	596,606	596,606	2014	—	—	—	600,000
8.25% Senior Notes	575,000	575,000	2021	—	—	—	575,000
6.375% Senior Notes	350,000	350,000	2024	—	—	—	350,000
6.25% Senior Notes	324,434	324,434	2027	—	—	—	325,000

	$3,545,230	$2,445,230		$—	$—	$600,000	$1,850,000

          “Commitment” and “In Use” data represent June 30, 2009 accreted values. “Payments Due by Period” data represent ultimate redemption values.

(1) The 2010 and 2012 5-year revolving credit facilities share a $1.0 billion revolving credit sublimit.

Credit facilities, contingent capital and other sources of collateral

          At June 30, 2009, the Company had six letter of credit facilities in place with total availability of $7.0 billion, of which $3.4 billion was utilized.

				Amount of Commitment Expiration per period

(U.S. dollars in thousands) Other Commercial Commitments	Commitment	In Use	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years

Letter of Credit Facility	$250,000	$204,969	Continuous	$250,000	$—	$—	$—
Letter of Credit Facility (1)	2,250,000	—	2010	—	2,250,000	—	—
Letter of Credit Facility (1)	4,000,000	2,652,154	2012	—	—	4,000,000	—
Letter of Credit Facility	186	186	2009	186	—	—	—
Letter of Credit Facility	93	93	2009	93	—	—	—
Letter of Credit Facility	501,874	501,874	2009	501,874	—	—	—

Six letter of credit facilities	$7,002,153	$3,359,276		$752,153	$2,250,000	$4,000,000	$—

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

          In addition, the Company has previously entered into contingent capital transactions where no up-front proceeds were received by the Company, however, in the event that the associated irrevocable put and/or contingent put option agreements are exercised, proceeds previously raised from investors from the issuance of pass-through trust securities would be received in return for the issuance of preferred shares by the Company as applicable. As at June 30, 2009, the Company’s remaining contingent capital facility was the $350 million Stoneheath Re facility. For further information, see Note 18 to the Consolidated Financial Statements, “Off-Balance Sheet Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

          A downgrade below “A –” of the Company’s principal insurance and reinsurance subsidiaries by either Standard & Poor’s (“S&P”) or A.M. Best Company (“A.M. Best”), which is two notches below the current S&P financial strength rating of “A” (Negative) and two notches below the current A.M. Best financial strength rating of “A” (Stable) of these subsidiaries, may trigger termination provisions in a significant amount of the Company’s assumed reinsurance agreements and may potentially require the Company to return unearned premium to cedants. Whether a client would exercise its termination rights after such a downgrade would likely depend on, among other things, the reasons for the downgrade, the extent of the downgrade, prevailing market conditions, the degree of unexpired coverage, and the pricing and availability of replacement reinsurance coverage. In the event of such a downgrade, the Company cannot predict whether or how many of its clients would actually exercise such termination rights or the extent to which any such terminations would have a material adverse effect on its financial condition, results of operations or future prospects and could have a significant adverse effect on the market price for the Company’s securities. In addition, due to collateral posting requirements under the Company’s letter of credit and revolving credit facility agreements, such a downgrade may require the posting of cash collateral in support of certain “in use” portions of these facilities. Specifically, a downgrade below “A –” by A.M. Best would trigger such collateral requirements for the Company’s two largest credit facilities. In certain limited instances, such downgrades may require the Company to return cash or assets to counterparties or to settle derivative and/or other transactions with the respective counterparties. For further information, see the Risk Factor titled “A downgrade or potential downgrade in the Company’s financial strength and credit ratings by one or more rating agencies could materially and negatively impact the Company’s business, financial condition, results of operations and/or liquidity” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

          The following are the financial strength and claims paying ratings as at July 1, 2009 from internationally recognized rating agencies in relation to the Company’s principal insurance and reinsurance subsidiaries and pools:

Rating agency	Rating

Standard & Poor’s	A	(Negative	)
Fitch	A	(Rating Watch Negative	)
A.M. Best	A	(Stable	)
Moody’s Investor Services	A2	(Negative	)

          In addition, as at July 1, 2009 XL Capital Ltd had the following long-term debt ratings: ‘bbb’ (Stable) from A.M. Best, ‘BBB+’ (Negative) from S&P, ‘Baa2’ (Negative) from Moody’s and ‘BBB+’ (Rating Watch Negative) from Fitch.

          Other

          Since 2005, we have offered and sold ordinary shares to our shareholders and other investors under a dividend reinvestment and share purchase plan (the “Old Plan”). We filed a registration statement with the SEC covering the Old Plan in 2005. As a result of a change to the SEC’s registration requirements, the Company was required to file a new registration statement covering the purchase and sale of our ordinary shares under the Old Plan by December 20, 2008. On June 25, 2009, we terminated the Old Plan and entered into a new plan administered by The Bank of New York Mellon (the “Bank”) which allows the Company’s shareholders and other investors the opportunity to buy and sell our ordinary shares in the open market. This new Bank plan is not required to be registered. Between December 20, 2008 and June 25, 2009, the Old Plan administrator acquired in the open market a small number of ordinary shares for delivery to purchasers pursuant to the Old Plan. Accordingly, the Company did not receive any proceeds from such purchases.

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

          All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following: (i) changes in ratings, rating agency policies or practices; (ii) changes in the size of the Company’s claims relating to natural catastrophe losses due to the preliminary nature of some reports and estimates of loss and damage to date; (iii) trends in rates for property and casualty insurance and reinsurance; (iv) the timely and full recoverability of reinsurance placed by the Company with third parties, or other amounts due to the Company; (v) the projected amount of ceded reinsurance recoverables and the ratings and creditworthiness of reinsurers may change; (vi) the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by the Company; (vii) ineffectiveness or obsolescence of the Company’s business strategy due to changes in current or future market conditions; (viii) increased competition on the basis of pricing, capacity, coverage terms or other factors; (ix) greater frequency or severity of claims and loss activity than the Company’s underwriting, reserving or investment practices anticipate based on historical experience or industry data; (x) the effects of inflation on our business, including on pricing and reserving; (xi) developments, including uncertainties related to the depth and duration of the current recession, and future volatility in the world’s credit, financial and capital markets that adversely affect the performance and valuation of XL’s investments or access to such markets; (xii) the potential impact on the Company from government-mandated insurance coverage for acts of terrorism; (xiii) the potential for changes to methodologies; estimations and assumptions that underlie the valuation of the Company’s financial instruments that could result in changes to investment valuations; (xiv) to the Company’s assumptions as to whether it has the ability and intent to hold available-for-sale securities to recovery; (xv) developments in bankruptcy proceedings or other developments related to bankruptcies of companies insofar as they affect property and casualty insurance and reinsurance coverages or claims that the Company may have as a counterparty; (xvi) availability of borrowings and letters of credit under the Company’s credit facilities; (xvii) the ability of the Company’s subsidiaries to pay dividends to the holding company, XL Capital Ltd.; (xviii) the potential effect of domestic and foreign regulatory developments, including those which could increase the Company’s business costs and required capital levels; (xix) changes in regulation or tax laws applicable to the Company or its subsidiaries, brokers or customers; (xx) acceptance of the Company’s products and services, including new products and services; (xxi) changes in the availability, cost or quality of reinsurance; (xxii) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xxiii) loss of key personnel; (xxiv) the effects of mergers, acquisitions and divestitures; (xxv) changes in accounting policies or practices or the application thereof; (xxvi) legislative or regulatory developments including, but not limited to, changes in regulatory capital balances that must be maintained by the Company’s operating subsidiaries and recent governmental actions for the purpose of stabilizing the financial markets; (xxvii) other changes in general economic conditions, including changes in interest rates, credit spreads, foreign currency exchange rates, inflation and other factors; (xxviii) the effects of business disruption or economic contraction due to war, terrorism or other hostilities; and (xxix) the other factors set forth in the Company’s other documents on file with the SEC. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

          The Company enters into derivatives and other financial instruments primarily for risk management purposes. The Company conducts activities in three main types of derivative instruments: credit derivatives, weather and energy derivatives and investment-related derivative instruments. From time to time, the Company also uses investment derivative instruments such as futures, options, interest rate swaps, credit default swaps and foreign currency forward contracts to manage the duration of its investment portfolio and foreign currency exposures and also to obtain exposure to a particular financial market. Historically the Company entered into credit derivatives outside of the investment portfolio in conjunction with the financial guarantee and financial products operations. The Company attempts to manage the risks associated with derivative use with guidelines established by senior management. Derivative instruments are carried at fair value with the resulting changes in fair value recognized in income in the period in which they occur.

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

         Interest Rate Risk

          The Company’s fixed income portfolio is exposed to interest rate risk. Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The Company manages interest rate risk within the context of its overall asset liability management strategy by setting duration targets for its investment portfolio in line with the estimated duration of its liabilities, thus mitigating the overall economic effect of interest rate risk. The Company remains nevertheless exposed to accounting interest rate risk since the assets are marked to market, thus subject to market conditions, while liabilities are accrued at a static rate. The hypothetical case of an immediate 100 basis point adverse parallel shift in global bond curves as at June 30, 2009, would decrease the fair value of the Company’s fixed income portfolio by approximately 3.9% or $1.25 billion.

         Foreign Currency Exchange Rate Risk

          Many of the Company’s non-U.S. subsidiaries maintain both assets and liabilities in local currencies. Foreign currency exchange rate gains and losses arise for accounting purposes where net assets or liabilities are denominated in foreign currencies that differ from the functional currency of those subsidiaries. In addition, the Company’s shareholders’ equity is impacted by movements in currency exchange rates through both the foreign exchange component of realized and unrealized gains and losses within the Company’s investment portfolio, and the cumulative translation adjustments resulting from the translation of foreign subsidiary results.

          The principal currencies creating foreign exchange risk for us are the British pound sterling, the Euro, the Swiss Franc, and the Canadian dollar. The Company’s net notional foreign currency denominated exposure on foreign exchange contracts was $524.8 million and $186.2 million as at June 30, 2009 and December 31, 2008 respectively, with a net unrealized gain of $17.8 million and a net unrealized loss of $3.2 million as at June 30, 2009 and December 31, 2008, respectively.

         Equity Price Risk

          The Company’s equity portfolio as well as other investments, primarily representing certain derivatives and certain affiliate investments, are exposed to equity price risk. Equity price risk is the potential loss arising from changes in the market value of equities. An immediate hypothetical 10% change in the value of each equity position in the Company’s equity portfolio would affect the fair value of the portfolio by approximately $2.9 million as at June 30, 2009. This excludes exposures to equities in the Company’s affiliate investments.

          As at June 30, 2009, the Company’s equity portfolio was approximately $29 million as compared to $330 million as at December 31, 2008. This excludes fixed income fund investments that generally do not have the risk characteristics of equity investments. As at June 30, 2009, the Company’s allocation to equity securities was approximately 0.1% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to approximately 1.1% as at December 31, 2008.

          As at June 30, 2009, approximately 97.1% of the equity holdings was invested in U.S. companies as compared to approximately 10.5% as at December 31, 2008. As at June 30, 2009, the top ten equity holdings represented approximately 26.4% of the Company’s total equity portfolio as compared to approximately 10.4% as at December 31, 2008.

         Credit Risk

          The Company’s exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. A widening of credit spreads will increase the net unrealized loss position of the investment portfolio, will increase losses associated with credit based non-qualifying derivatives where the Company assumes credit exposure, and, if issuer credit spreads increase significantly or for an extended period of time, would likely result in higher other-than-temporary impairments. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. In addition, market volatility can make it difficult to value certain of the Company’s securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on the Company’s consolidated results of operations or financial condition. Credit spreads on both corporate and structured securities tightened during the quarter ended June 30, 2009, resulting in a slight recovery of market values, however market pricing continues to remain depressed. Continuing challenges include continued weakness in the U.S. real estate market and increased mortgage delinquencies, investor anxiety over the U.S. economy, rating agency downgrades of various structured products and financial issuers, unresolved issues with structured investment vehicles and monolines, deleveraging of financial institutions and alternative funds and a serious dislocation in the inter-bank market. If significant, continued volatility, changes in interest rates, changes in credit spreads and defaults, a lack of pricing transparency, market liquidity, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. dollar, individually or in tandem, could have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows through realized losses, impairments, and changes in unrealized positions.

          The Company’s exposure to market movements related to credit risk is primarily due to its investment portfolio, receivable and ceded reinsurance balances. Within the investment portfolio, credit risk is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries or countries. In addition, credit risk pertains to adverse change in the creditworthiness of the Company’s reinsurers and retrocessionaires, and their ability to pay certain reinsurance receivable and recoverable balances. The hypothetical case of an immediate 25 basis point increase in all the global corporate and structured credit spreads to which the Company’s fixed income portfolio is exposed to at June 30, 2009 would decrease the fair value of the Company’s fixed income portfolio by approximately $258.6 million. This excludes exposure to credit in the Company’s alternative investments and counterparty exposure.

          The table below shows the Company’s fixed income portfolio by credit rating in percentage terms of the Company’s total fixed income exposure (including fixed maturities, short-term investments, cash and cash equivalents, accrued investment income and net payable for investments purchased) as at June 30, 2009:

Total

AAA	56.7%
AA	14.7%
A	16.8%
BBB	7.8%
BB & below	4.0%

Total	100.0%

          At June 30, 2009, the average credit quality of the Company’s total fixed income portfolio was “AA.”

          The Company is closely monitoring its corporate financial bond holdings in light of the current credit market conditions. The table below summarizes the Company’s significant exposures (defined as bonds issued by financial institutions with an amortized cost in excess of $50.0 million) to corporate bonds of financial issuers held within its available for sale investment portfolio at June 30, 2009, representing both amortized cost and unrealized gains (losses):

(U.S. dollars in millions) Issuer (by Global Ultimate Parent) (1)	Amortized Cost at June 30, 2009	Unrealized gain (loss) at June 30, 2009

Lloyds Banking Group, Plc	$316.3	$(78.8)
Bank of America Corporation.	310.4	(39.6)
The Goldman Sachs Group, Inc.	195.7	(12.7)
Citigroup Inc	192.6	(29.8)
Banco Santander, S.A	145.7	(47.2)
Wells Fargo & Company	142.3	(3.0)
HSBC Holdings Plc	141.6	(13.7)
JPMorgan Chase & Co	120.0	(14.5)
Barclays Plc	116.4	(42.7)
Nationwide Building Society	105.6	(14.6)
Morgan Stanley	104.3	(2.1)
American International Group, Inc	93.7	(26.0)
Caisse Nationale des Caisses D’Epargne et de Prevoyance (CNCEP)	89.1	(18.5)
RFS Holdings B.V. (ABN AMRO)	86.1	(11.0)
Aviva Plc	83.3	(33.5)
HM Government Cabinet Office (Northern Rock plc)	71.3	(8.3)
UBS AG	69.1	(19.6)
Unicredit SpA	63.5	(20.1)
Royal Bank of Canada	63.5	0.7
Australia & New Zealand Banking Group Ltd	62.4	(0.2)
Assicurazioni Generali SPA	62.2	(18.7)
Danske Bank A/S	62.2	(20.4)
Credit Agricole	61.0	(13.6)
Legal and General Group Plc	61.0	(22.2)
BNP Paribas	60.5	(18.4)
HM Treasury (The Royal Bank of Scotland)	58.5	(6.6)
Metlife, Inc.	53.5	(4.6)

          Within the Company’s corporate financial bond holdings, the Company is further monitoring its exposures to hybrid securities, representing Tier One and Upper Tier Two securities of various financial institutions. The following table summarizes the top ten exposures to hybrid securities, representing both amortized cost and unrealized (losses) as June 30, 2009:

(U.S. dollars in millions) Issuer (by Global Ultimate Parent)	Tier One Amortized Cost at June 30, 2009	Upper Tier Two Amortized Cost at June 30, 2009	Total Amortized Cost at June 30, 2009	Net Unrealized (Loss) at June 30, 2009

Barclays, Plc	$55.2	$61.2	$116.4	$(42.7)
Lloyds TSB Group, Plc.	103.7	8.7	112.4	(65.4)
Banco Santander, S.A	50.0	61.2	111.2	(43.1)
Assicurazioni Generali S.P.A	62.2	—	62.2	(18.7)
Aviva, Plc.	5.8	55.4	61.2	(26.8)
Danske Bank A/S	35.3	20.7	56.0	(20.4)
Credit Agricole SA	11.9	43.4	55.3	(13.7)
Unicredit S.P.A	46.1	1.8	47.9	(20.3)
BNP Paribas	42.4	—	42.4	(17.1)
Caisse Nationale des Caisses D’Epargne et de Prevoyance (CNCEP)	35.0	—	35.0	(18.8)

Total	$447.6	$252.4	$700.0	$(287.0)

          As at June 30, 2009, the top 10 corporate holdings, which exclude government guaranteed and government sponsored enterprises, represented approximately 5.3% of the total fixed income portfolio and approximately 16.8% of all corporate holdings. The top 10 corporate holdings listed below represent the direct exposure to the corporations listed below, including their subsidiaries, and excludes any securitized, credit enhanced and collateralized asset or mortgage backed securities, cash and cash equivalents, pooled notes and any over-the-counter (“OTC”) derivative counterparty exposure, if applicable.

Top 10 Corporate Holdings	Percentage of Total Fixed Income Portfolio (1)

Bank of America Corporation	0.86%
Lloyds Banking Group plc	0.76%
General Electric Company	0.73%
The Goldman Sachs Group, Inc	0.58%
Citigroup Inc	0.52%
Wells Fargo & Company	0.44%
HSBC Holdings plc	0.41%
AT&T Inc	0.37%
JP Morgan Chase	0.33%
Verizon Communications Inc	0.33%

(1)	Including fixed maturities, short-term investments, cash and cash equivalents, accrued investment income and net payable for investments purchased.

          As at June 30, 2009, the top 5 corporate sector exposures represented 21.5% of the total fixed income portfolio and 67.6% of all corporate holdings.

(U.S. dollars in millions) Top 5 Sector Exposures	Fair Value	Percent of Fixed Income Portfolio

Financials – Banks	$3,165.4	9.9%
Consumer, Non-Cyclical	1,226.9	3.8%
Communications	911.4	2.8%
Utilities	865.5	2.7%
Industrials	726.6	2.3%

Total	$6,895.8	21.5%

          The Company also has exposure to market movement related to credit risk associated with its mortgage-backed and asset-backed securities. The table below shows the breakdown of the $7.7 billion structured credit portfolio as at June 30, 2009, of which approximately 74.3% is AAA rated:

(U.S. dollars in millions)	Fair Value	Percent of Portfolio

CMBS	$1,502.7	19.5%
Agency	3,093.0	40.1%
Prime RMBS	718.7	9.3%
Core CDO (non-ABS CDOs and CLOs)	585.9	7.6%
Other ABS:
ABS – Auto	200.9	2.6%
ABS – Credit Cards	208.4	2.7%
ABS – Other	667.4	8.6%
Topical:
Sub-prime first lien	385.0	5.0%
Alt-A	311.1	4.0%
Second lien (including sub-prime second lien mortgages)	41.8	0.5%
ABS CDO’s with sub-prime collateral	5.5	0.1%

Total	$7,720.4	100.0%

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

          As of June 30, 2009, the remaining credit derivative exposure outside of the Company’s investment portfolio consisted of two contracts written by the Company that provide credit protection on senior tranches of structured finance transactions with total net par values outstanding of $296.0 million, a weighted average contractual term to maturity of 6.6 years and a total liability recorded of $7.1 million.

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

          Previously, when the Company offered weather and contingent energy risk management products, the Company managed its portfolio of such products through the employment of a variety of strategies. These included geographical and directional diversification of risk exposures and direct hedging within the capital and reinsurance markets. As at June 30, 2009, the Company’s VaR related to these risks did not exceed $20.0 million in any one season. The remaining weather and energy contracts are expected to expire during 2009.

         Other Market Risks

          The Company’s private investment portfolio is invested in limited partnerships and other entities which are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments, and risks specific to startup or small companies. As at June 30, 2009, the Company’s exposure to private investments was $361.4 million, as compared to $404.8 million as at December 31, 2008.

          The Company’s alternative investment portfolio, which is exposed to equity and credit risk as well as certain other market risks, had a total exposure of $880.4 million making up approximately 2.6% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) at June 30, 2009, as compared to December 31, 2008, where the Company had a total exposure of $1.1 billion representing approximately 3.2% of the total investment portfolio. The VaR associated with the alternative investment portfolio at June 30, 2009 based on a 95% confidence level with a one month holding period, excluding foreign exchange risk, was approximately $29.8 million.

          At June 30, 2009, bond and stock index futures outstanding had a net long position of $66.0 million as compared to a net long position of $101.7 million at December 31, 2008. A 10% appreciation or depreciation of the underlying exposure to these derivative instruments would have resulted in realized gains or realized losses of $6.6 million as at June 30, 2009 and $10.2 million as at December 31, 2008, respectively. The Company may reduce its exposure to these futures through offsetting transactions, including options and forwards.

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

         Investment Value-at-Risk (VaR)

          The VaR of the investment portfolio at June 30, 2009, based on a 95% confidence level with a one month holding period, excluding foreign exchange risk, was approximately $510.7 million as compared to $892.4 million at December 31, 2008. The VaR of all investment related derivatives excluding investments in affiliates and other investments was approximately $28.4 million as at June 30, 2009 as compared to $42.9 million at December 31, 2008. The Company’s investment portfolio VaR as at June 30, 2009 is not necessarily indicative of future VaR levels.

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

          Given the investment portfolio allocations as at June 30, 2009, the Company would expect to lose approximately 5.0% of the portfolio excluding foreign exchange movements, if the most damaging event stress tested was repeated, all other things held equal, as compared to 4.2% at December 31, 2008. Given the investment portfolio allocations as at June 30, 2009, the Company would expect to gain approximately 12.6% of the portfolio if the most favorable event stress tested was repeated, all other things held equal, as compared to 14.0% at December 31, 2008. The Company assumes that no action is taken during the stress period to either liquidate or rebalance the portfolio. The Company believes that this fairly reflects the potential decreased liquidity that is often associated with distressed market environments.

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

          In November 2006, a subsidiary of the Company received a grand jury subpoena from the Antitrust Division of the U.S. Department of Justice (“DOJ”) and a subpoena from the SEC, both of which sought documents in connection with an investigation into the municipal GICs market and related products. In June 2008, subsidiaries of the Company also received a subpoena from the Connecticut Attorney General and an Antitrust Civil Investigative Demand from the Office of the Florida Attorney General in connection with a coordinated multi-state Attorneys General investigation into the matters referenced in the DOJ and SEC subpoenas. The Company is fully cooperating with these investigations.

          Commencing in March 2008, the Company and two of its subsidiaries were named, along with approximately 20 other providers and insurers of municipal Guaranteed Investment Contracts and similar derivative products in the U.S. (“collectively Municipal Derivatives”) as well as fourteen brokers of such products, in several purported federal antitrust class actions. The Judicial Panel on Multidistrict Litigation ordered that these be consolidated for pretrial purposes and assigned them to the Southern District of New York. The consolidated amended complaint filed in August 2008 alleges that there was a conspiracy among the defendants during the period from January 1, 1992 to the present to rig bids and otherwise unlawfully decrease the yield for Municipal Derivative products. The purported class of plaintiffs consists of purchasers of Municipal Derivatives. On October 21, 2008 most of the defendants filed motions to dismiss the consolidated amended complaint. The District Judge granted the motions by order dated April 29, 2009, but allowed plaintiffs leave to file a second amended complaint within 20 days of the order. Plaintiffs filed a Second Consolidated Amended Class Action Complaint on June 18, 2009, but did not include the Company or any subsidiaries as a defendant. In addition, the same two subsidiaries of the Company were named in a number of similar actions filed by various municipalities in California state courts. The Defendants removed those cases to federal court and the cases were then transferred to the Southern District of New York by the Judicial Panel on Multidistrict Litigation. The Company intends to vigorously defend these actions.

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

          In August 2005, plaintiffs in a proposed class action (the “Class Action”) that was consolidated into a multidistrict litigation in the United States District Court for the District of New Jersey, captioned In re Brokerage Antitrust Litigation, MDL No. 1663, Civil Action No. 04-5184 (the “MDL”), filed a consolidated amended complaint (the “Amended Complaint”), which named as new defendants approximately 30 entities, including Greenwich Insurance Company, Indian Harbor Insurance Company and XL Capital Ltd. In the MDL, the Class Action plaintiffs asserted various claims purportedly on behalf of a class of commercial insureds against approximately 113 insurance companies and insurance brokers through which the named plaintiffs allegedly purchased insurance. The Amended Complaint alleged that the defendant insurance companies and insurance brokers conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements and asserted statutory claims under the Sherman Act, various state antitrust laws and the Racketeer Influenced and Corrupt Organizations Act (“RICO”), as well as common law claims alleging breach of fiduciary duty, aiding and abetting a breach of fiduciary duty and unjust enrichment. By Opinion and Order dated August 31, 2007, the Court dismissed the Sherman Act claims with prejudice and, by Opinion and Order dated September 28, 2007, the Court dismissed the RICO claims with prejudice. The plaintiffs then appealed both Orders to the U.S. Court of Appeals for the Third Circuit. Oral argument before the appellate court was held on April 21, 2009. In accordance with the Third Circuit’s April 23, 2009 directive, the parties submitted on May 13, 2009 their respective supplemental letter briefs addressing a question raised by the Court.

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

(c)	Purchases of Equity Securities by the Issuer and Affiliate Purchasers

          The following table provides information about purchases by the Company during the three months ended June 30, 2009 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

April 1-30, 2009	4,679	$6.16	—	$375.5 million
May 1-31, 2009	1,590	$9.51	—	$375.5 million
June 1-30, 2009	7,512	$10.63	—	$375.5 million

Total	13,781	$8.98	—	$375.5 million

(1)

All share purchased were purchased in connection with the vesting of restricted shares granted under the Company’s restricted stock plan. All of these purchases were made in connection with satisfying tax withholding obligations of those employees. These shares were not purchased as part of the Company’s share repurchase program noted below.

(2)

On September 24, 2007, the Board of Directors of the Company approved a share repurchase program, authorizing the Company to repurchase up to $500.0 million of its Class A ordinary shares. During the quarter ended June 30, 2009, no share repurchases were made under the share repurchase program. As at June 30, 2009, the Company could repurchase $375.5 million of its equity securities under the share repurchase program.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the Annual General Meeting of holders of Class A Ordinary Shares (the “Shareholders”) held on April 24, 2009 at the Executive Offices of the Company, XL House, One Bermudiana Road, Hamilton HM 11, Bermuda, the Shareholders approved the following:

          1. The election of three Class II Directors to hold office until 2012:

	Votes in Favor	Votes Withheld

Dale R. Comey	292,875,969	11,693,983
Robert R. Glauber	279,206,772	25,363,180
G. Thompson Hutton	301,094,512	3,475,440

          2. Approval of the amendment and restatement of the Company’s 1991 Performance Incentive Program:

Votes In Favor	Votes Against	Abstentions

217,079,819	59,874,215	627,375

          3. Approval of the amendment and restatement of the Company’s Director’s Stock and Option Plan

Votes In Favor	Votes Against	Abstentions

263,889,620	13,078,825	612,964

          4. The appointment of PricewaterhouseCoopers LLP, New York, to act as the registered independent public accounting firm for the Company for the year ending December 31, 2009:

Votes In Favor	Votes Against	Abstentions

303,592,522	475,787	501,663

ITEM 6.	EXHIBITS

Exhibit		Description

10.1	**	Employment Agreement, dated as of January 25, 2008, by and between XL Capital Ltd and David B. Duclos.

10.2	**	Amendment to Employment Agreement, dated as of December 19, 2008, between XL Capital Ltd and David B. Duclos (amended in response to Internal Revenue Code Section 457A).

10.3	**	Consulting Agreement, dated as of April 24, 2009, between XL Capital Ltd and Brian O’Hara.

10.4	**	2008 Form of Employment Agreement between XL Capital Ltd and certain Executive Officers.

10.5	**	2008 Form of Amendment to Employment Agreement between XL Capital Ltd and certain Executive Officers (amended in response to Internal Revenue Code Section 457A).

10.6	**	2009 Form of Employment Agreement between XL Capital Ltd and certain Executive Officers.

10.7	**	Amended Employment Agreement, dated as of April 25, 2008, by and between XL Capital Ltd, X.L. Global Services, Inc. and James H. Veghte (amended in response to Internal Revenue Code Section 409A).

10.8	**	Amendment to Amended Employment Agreement, dated as of December, 2008, between XL Capital Ltd, X.L. Global Services, Inc. and Brian Nocco (amended in response to Internal Revenue Code Section 457A).

10.9	**	Amendment to Employment Agreement, dated as of December 2008, between XL Capital Ltd and Michael S. McGavick (amended in response to Internal Revenue Code Section 457A).

10.10	**	Master Commutation, Release and Restructuring Agreement by and among XL Capital Ltd, XL Insurance (Bermuda) Ltd, XL Reinsurance America Inc., X.L. Global Services, Inc., XL Services (Bermuda) Ltd and X.L. America, Inc., Security Capital Assurance Ltd (“SCA”), certain of SCA’s subsidiaries and certain financial institutions who have entered into various credit default swaps with affiliates of SCA, dated as of July 28, 2008, as amended.

10.11	**	Letter Agreement, dated May 5, 2009, by and between XL Global Services, Inc. and Accenture LLP relating to early termination of the May 6, 2008 Operational Transformation Agreement.

10.12	**	Amendment to Letter Agreement, dated May 6, 2009, by and between XL Global Services, Inc. and Accenture LLP relating to early termination of the May 6, 2008 Operational Transformation Agreement.

31	**	Rule 13a-14(a)/15d-14(a) Certifications.

32	**	Section 1350 Certification.

	**	filed herewith

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2009

XL CAPITAL LTD
(Registrant)

/s/ MICHAEL S. MCGAVICK

Michael S. McGavick
Chief Executive Officer

Date: August 5, 2009

/s/ BRIAN W. NOCCO

Brian W. Nocco
Executive Vice President and
Chief Financial Officer