Form 10-Q
period 2009-09-30
XL CAPITAL LTD
filed 2009-11-05
CIK 875159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-10804

XL CAPITAL LTD

(Exact name of registrant as specified in its charter)

Cayman Islands	98-0191089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

XL House, One Bermudiana Road, Hamilton, Bermuda HM 08

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

As of October 30, 2009, there were 342,128,869 outstanding Class A Ordinary Shares, $0.01 par value per share, of the registrant.

XL CAPITAL LTD

INDEX TO FORM 10-Q

		Page No.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets as at September 30, 2009 (Unaudited) and December 31, 2008	3

	Consolidated Statements of Income and Comprehensive Income for the Three Months Ended September 30, 2009 and 2008 (Unaudited) and the Nine Months Ended September 30, 2009 and 2008 (Unaudited)	4

	Consolidated Statements of Shareholders’ Equity for the Nine Months Ended September 30, 2009 and 2008 (Unaudited)	6

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 (Unaudited)	7

	Notes to Unaudited Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	82

Item 4.	Controls and Procedures	88

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	88

Item 1A.	Risk Factors	90

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	90

Item 5.	Other Information	90

Item 6.	Exhibits	91

	Signatures	92

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

XL CAPITAL LTD

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share amounts)	(Unaudited) September 30, 2009	December 31, 2008
A S S E T S
Investments:
Fixed maturities at fair value (amortized cost: 2009, $29,585,600; 2008, $28,990,477)	$27,965,410	$25,636,368
Equity securities, at fair value (cost: 2009, $47,755; 2008, $337,765)	55,099	361,819
Short-term investments, at fair value (amortized cost: 2009, $1,973,189; 2008, $1,500,767)	1,990,230	1,466,323

Total investments available for sale	30,010,739	27,464,510
Investments in affiliates	1,193,917	1,552,789
Other investments (cost: 2009, $767,292; 2008, $417,856)	822,759	459,481

Total investments	32,027,415	29,476,780
Cash and cash equivalents	3,906,277	4,353,826
Accrued investment income	366,853	363,376
Deferred acquisition costs	779,090	713,501
Ceded unearned premiums	944,864	896,216
Premiums receivable	2,992,168	3,135,985
Reinsurance balances receivable	458,267	563,694
Unpaid losses and loss expenses recoverable	3,827,343	3,997,722
Net receivable from investments sold	—	125,991
Goodwill and other intangible assets	850,110	853,550
Deferred tax asset, net	288,005	331,348
Other assets	780,849	836,825

Total assets	$47,221,241	$45,648,814

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Liabilities:
Unpaid losses and loss expenses	$21,202,343	$21,650,315
Deposit liabilities	2,442,800	2,710,987
Future policy benefit reserves	5,754,176	5,452,865
Unearned premiums	4,185,151	4,217,931
Notes payable and debt	2,452,373	3,189,734
Reinsurance balances payable	702,196	726,736
Net payable from investments purchased	224,658	26,536
Other liabilities	901,354	1,056,879

Total liabilities	$37,865,051	$39,031,983

Commitments and Contingencies
Redeemable Series C preference ordinary shares, 20,000,000 authorized, par value $0.01 Issued and outstanding: (2009, 7,306,920; 2008, 20,000,000)	$182,673	$500,000

Shareholders’ Equity:
Non-controlling interest in equity of consolidated subsidiaries	$2,362	$1,598
Series E preference ordinary shares, 1,000,000 authorized, par value $0.01 Issued and outstanding: (2009, 1,000,000; 2008, 1,000,000)	10	10
Class A ordinary shares, 999,990,000 authorized, par value $0.01 Issued and outstanding: (2009, 342,128,946; 2008, 330,812,343)	3,421	3,308
Additional paid in capital	10,463,267	9,792,371
Accumulated other comprehensive (loss)	(1,464,523)	(3,364,927)
Retained earnings (deficit)	168,980	(315,529)

Total shareholders’ equity	$9,173,517	$6,116,831

Total liabilities, redeemable preference ordinary shares and shareholders’ equity	$47,221,241	$45,648,814

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD

CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
(U.S. dollars in thousands, except share amounts)	2009	2008	2009	2008
Revenues:
Net premiums earned	$1,445,719	$1,694,631	$4,326,940	$5,088,715
Net investment income	327,145	436,281	1,003,459	1,375,862
Realized investment gains (losses):
Net realized gains (losses) on investments sold	(3,829)	(40,284)	33,794	21,958
Other-than-temporary impairments on investments	(459,344)	(252,619)	(860,004)	(415,072)
Other-than-temporary impairments on investments transferred to other comprehensive income	137,653	—	168,323	—

Total net realized (losses) on investments	(325,520)	(292,903)	(657,887)	(393,114)
Net realized and unrealized gains (losses) on derivative instruments	(9,133)	(58,454)	(9,571)	(5,648)
Net income (loss) from investment fund affiliates	42,288	(54,886)	52,481	(63,522)
Fee income and other	5,331	19,132	27,285	40,219

Total revenues	$1,485,830	$1,743,801	$4,742,707	$6,042,512

Expenses:
Net losses and loss expenses incurred	$818,238	$1,209,565	$2,388,149	$3,149,043
Claims and policy benefits	185,067	199,861	517,614	605,885
Acquisition costs	212,846	216,879	654,337	729,413
Operating expenses	230,908	319,432	763,514	881,554
Exchange (gains) losses	(16,843)	(139,467)	103,754	(63,786)
Extinguishment of debt	—	22,527	—	22,527
Interest expense	53,469	78,000	169,008	267,553
Amortization of intangible assets	465	1,386	1,394	2,226

Total expenses	$1,484,150	$1,908,183	$4,597,770	$5,594,415

Income before income tax and income (loss) from operating affiliates	$1,680	$(164,382)	$144,937	$448,097
Provision for income tax	(3,616)	(47,843)	(65,614)	(129,750)
Income (loss) from operating affiliates	23,027	(1,404,299)	30,366	(1,452,647)

Net income (loss)	$21,091	$(1,616,524)	$109,689	$(1,134,300)
Non-controlling interest in net loss of subsidiary	7	—	47	—

Net income (loss) attributable to XL Capital Ltd	$21,098	$(1,616,524)	$109,736	$(1,134,300)
Preference share dividends	(32,500)	(32,500)	(74,626)	(65,000)
Gain on redemption of Series C Preference Ordinary Shares	—	—	211,816	—

Net income (loss) available to ordinary shareholders	$(11,402)	$(1,649,024)	$246,926	$(1,199,300)

Weighted average ordinary shares and ordinary share equivalents outstanding — basic	342,118	273,084	339,095	210,387

Weighted average ordinary shares and ordinary share equivalents outstanding — diluted	342,620	273,084	339,349	210,387

Earnings (loss) per ordinary share and ordinary share equivalent — basic	$(0.03)	$(6.04)	$0.73	$(5.70)

Earnings (loss) per ordinary share and ordinary share equivalent — diluted	$(0.03)	$(6.04)	$0.73	$(5.70)

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
(U.S. dollars in thousands)	2009	2008	2009	2008
Net income (loss) attributable to XL Capital Ltd.	$21,098	$(1,616,524)	$109,736	$(1,134,300)
Impact of adoption of new authoritative other-than-temporary impairment (“OTTI”) guidance, net of taxes	—	—	(229,670)	—
Change in net unrealized gains (losses) on investments, net of tax	1,777,621	(825,288)	2,104,101	(2,587,155)
Change in OTTI losses recognized in other comprehensive income, net of tax	(128,004)	—	(153,599)	—
Change in underfunded pension liability	180	319	(136)	254
Change in value of cash flow hedge	111	111	329	329
Foreign currency translation adjustments, net	85,908	(457,384)	175,547	(219,966)
Change in net unrealized gain (loss) on future policy benefit reserves	1,825	(872)	3,832	(2,560)

Comprehensive income (loss)	$1,758,739	$(2,899,638)	$2,010,140	$(3,943,398)

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	(Unaudited) Nine months Ended September 30,
(U.S. dollars in thousands)	2009	2008
Non-controlling Interest in Equity of Consolidated Subsidiaries:
Balance – beginning of year	$1,598	$2,419
Non-controlling interest in net income (loss) of subsidiary	(47)	—
Non-controlling interest share in change in accumulated other comprehensive (loss) income	811	(822)

Balance – end of period	$2,362	$1,597

Series E Preference Ordinary Shares:
Balance – beginning of year	$10	$10

Balance – end of period	$10	$10

Class A Ordinary Shares:
Balance – beginning of year	$3,308	$1,779
Issuance of Class A ordinary shares	115	1,530
Exercise of stock options	1	—
Repurchase of shares	(3)	(1)

Balance – end of period	$3,421	$3,308

Additional Paid in Capital:
Balance – beginning of year	$9,792,371	$7,358,801
Issuance of Class A ordinary shares	741,597	2,389,558
Repurchase of Class A ordinary shares	—	(4,834)
Fair value of purchase contracts associated with equity security units	—	(37,860)
Outstanding accrued contingent capital put premium	—	51,064
Dividends on Class A ordinary shares	(68,389)	—
Dividends on preference ordinary shares	(42,126)	—
Stock option expense	11,792	16,499
Exercise of stock options	—	6,207
Net change in deferred compensation	28,022	(2,703)

Balance – end of period	$10,463,267	$9,776,732

Accumulated Other Comprehensive (Loss) Income:
Balance – beginning of year	$(3,364,927)	$9,159
Impact of adoption of new authoritative OTTI guidance, net of taxes	(229,670)	—
Change in net unrealized gains (losses) on investment portfolio, net of tax	2,090,258	(2,572,684)
Change in OTTI losses recognized in other comprehensive income, net of tax	(153,599)	—
Change in net unrealized (losses) gains on affiliate and other investments, net of tax	13,843	(14,471)
Change in underfunded pension liability	(136)	254
Change in value of cash flow hedge	329	329
Foreign currency translation adjustments	175,547	(219,966)
Change in net unrealized gain (loss) on future policy benefit reserves	3,832	(2,560)

Balance – end of period	$(1,464,523)	$(2,799,939)

Retained (Deficit) Earnings:
Balance – beginning of year	$(315,529)	$2,578,393
Impact of adoption of new authoritative OTTI guidance, net of taxes	229,670	—
Net income (loss) attributable to XL Capital Ltd.	109,736	(1,134,300)
Dividends on preference ordinary shares	(32,500)	(65,000)
Dividends on Class A ordinary shares	(34,213)	(198,661)
Gain on redemption of Series C preference ordinary shares	211,816	—

Balance – end of period	$168,980	$1,180,432

Total Shareholders’ Equity	$9,173,517	$8,162,140

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,
(U.S. dollars in thousands)	2009	2008
Cash flows provided by (used in) operating activities:
Net income (loss) attributable to XL Capital Ltd	$109,736	$(1,134,300)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net realized losses on investments	657,887	393,114
Net realized and unrealized losses (gains) on derivative instruments	9,571	5,648
Amortization of (discounts) on fixed maturities	(16,512)	(31,403)
Loss (income) from investment and operating affiliates	(82,847)	1,516,169
Cash paid to Syncora as part of Master Agreement	—	(1,775,000)
Amortization of deferred compensation	25,376	46,591
Accretion of convertible debt	749	751
Accretion of deposit liabilities	32,401	117,787
Unpaid losses and loss expenses	(771,209)	(478,748)
Future policy benefit reserves	(100,948)	(3,285)
Unearned premiums	(142,345)	434,674
Premiums receivable	247,838	(90,717)
Unpaid losses and loss expenses recoverable	231,680	594,596
Prepaid reinsurance premiums	(27,634)	(242,118)
Reinsurance balances receivable	109,921	152,100
Deferred acquisition costs	(39,601)	(99,415)
Reinsurance balances payable	(47,926)	106,018
Deferred tax asset	(40,378)	94,224
Other	(130,676)	(270,617)

Total adjustments	$(84,653)	$470,369

Net cash provided by (used in) operating activities	$25,083	$(663,931)

Cash flows provided by investing activities:
Proceeds from sale of fixed maturities and short-term investments	$6,960,410	$11,614,263
Proceeds from redemption of fixed maturities and short-term investments	4,013,162	2,403,975
Proceeds from sale of equity securities	356,344	720,928
Purchases of fixed maturities and short-term investments	(11,752,333)	(9,878,649)
Purchases of equity securities	(18,967)	(507,426)
Net disposition of investment affiliates	724,800	302,671
Other investments	(139,890)	77,162

Net cash provided by investing activities	$143,526	$4,732,924

Cash flows (used in) financing activities:
Proceeds from issuance of Class A ordinary shares	$745,000	$2,731,000
Repurchase of Class A ordinary shares	(576)	(4,835)
Redemption of Series C preference ordinary shares	(104,718)	—
Dividends paid on Class A ordinary shares	(102,565)	(198,386)
Dividends paid on preference ordinary shares	(55,751)	(32,500)
Proceeds from issuance of debt	—	557,750
Deposit liabilities	(198,353)	(5,267,966)
Repayment of debt	(745,000)	(255,000)
Net cash flow on securities lending	(242,662)	149,850

Net cash (used in) financing activities	$(704,625)	$(2,320,087)
Effects of exchange rate changes on foreign currency cash	88,467	(18,933)

Increase (decrease) in cash and cash equivalents	(447,549)	1,729,973
Cash and cash equivalents – beginning of period	4,353,826	3,880,030

Cash and cash equivalents – end of period	$3,906,277	$5,610,003

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

The Company has performed an evaluation of subsequent events through November 5, 2009, which is the date the financial statements were issued.

2. Significant Accounting Policies

(a) Recent Accounting Pronouncements

In December 2007, the FASB issued final authoritative guidance regarding noncontrolling interests in consolidated financial statements to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary was issued. This guidance requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires any changes in ownership interest of the subsidiary be accounted for as equity transactions; and requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This guidance is effective for interim and annual financial statements issued after January 1, 2009. While the adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations, such adoption did result in certain changes in the presentation and disclosure of noncontrolling interests as noted above.

In March 2008, the FASB issued final authoritative guidance surrounding disclosures about derivative instruments and hedging activities which requires enhanced disclosures about an entity’s derivative and hedging activities, and was effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. The Company adopted the standard as of January 1, 2009. This guidance requires only additional disclosures concerning derivatives and hedging activities, and therefore the adoption did not have an impact on the Company’s financial condition and results of operations. See Note 2-(c), “Significant Accounting Policies – Derivative Instruments” and Note 8, “Derivative Instruments” for disclosures required under this standard.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

(a) Recent Accounting Pronouncements (Continued)

In May 2008, the FASB issued final authoritative guidance on accounting for financial guarantee insurance contracts to address current diversity in practice with respect to accounting for financial guarantee insurance contracts by insurance enterprises under the existing authoritative guidance over accounting and reporting by insurance enterprises. That diversity resulted in inconsistencies in the recognition and measurement of claim liabilities because of differing views regarding when a loss has been incurred under guidance surrounding accounting for contingencies. The final financial guarantee accounting guidance requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. The guidance also clarifies how the existing insurance accounting guidance applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. The guidance also requires expanded disclosures about financial guarantee insurance contracts. The standard was adopted by the Company as of January 1, 2009. The adoption of this guidance during 2009 did not have a material impact on the Company’s financial condition or results of operations.

As of September 30, 2009, the Company’s outstanding financial guarantee contracts that were subject to the new accounting guidance included the reinsurance of 39 financial guarantee contracts with total insured contractual payments outstanding of $649.4 million ($514.1 million of principal and $135.3 million of interest) with a remaining weighted-average contract period of 9.0 years. The total gross claim liability and unearned premiums recorded at September 30, 2009 were $14.5 million and $1.9 million, respectively. Of the contractual exposure existing at September 30, 2009, the Company had reinsured $370.8 million with subsidiaries of Syncora Holdings Ltd (“Syncora”), however, as at September 30, 2009 no reinsurance balances recoverable from Syncora had been recorded. Of the 39 contracts noted above, 3 contracts with total insured contractual payments outstanding of $16.5 million had experienced an event of default and were considered by the Company to be non-performing at September 30, 2009, while the remaining 36 contracts were considered to be performing at such date. As of December 31, 2008, the Company’s outstanding financial guarantee contracts that were subject to the new accounting guidance included the reinsurance of 48 financial guarantee contracts with total insured contractual payments outstanding of $936.6 million ($798.5 million of principal and $138.1 million of interest) with a remaining weighted-average contract period of 7.9 years. The total gross claim liability and unearned premiums recorded at December 31, 2008 were $14.5 million and $3.1 million, respectively. Of the contractual exposure existing at December 31, 2008, the Company had reinsured $360.5 million with subsidiaries of Syncora, however as at December 31, 2008 no reinsurance balances recoverable from Syncora had been recorded. Surveillance procedures to track and monitor credit deteriorations in the insured financial obligations are performed by the primary obligors for each transaction on the Company’s behalf. Information regarding the performance status and updated exposure values is provided to the Company on a quarterly basis and evaluated by management in recording claims reserves.

While not financial guarantee insurance contracts under the specific accounting guidance noted above, the Company’s guarantees to the European Investment Bank in respect of financial guaranty policies issued by subsidiaries of Syncora to the European Investment Bank (the “EIB Policies”), subject to certain limitations, have been accounted for under Accounting Standards Codification (“ASC” or “Codification”) section 460-10, Guarantees (previously FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”) These guarantees were provided for the benefit of EIB polices relating to project finance transactions comprised of transportation, school and hospital projects with an average rating of BBB, written between 2001 and 2006 with anticipated maturities ranging between 2027 and 2038. As at September 30, 2009, the Company’s exposures relating to the EIB Policies was approximately $930.6 million, as compared to $955.4 million at December 31, 2008, decreasing mainly due to the strengthening of the U.S. dollar against the currencies of the underlying obligations. As of September 30, 2009, there have been no reported events of default on the underlying obligations. Accordingly, no reserves have been recorded.

In June 2008, the FASB issued final authoritative guidance on determining whether instruments granted in share-based payment transactions are participating securities. This guidance addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share (“EPS”) pursuant to the two-class method described in authoritative earnings per share guidance.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

(a) Recent Accounting Pronouncements (Continued)

A share-based payment award that contains a non-forfeitable right to receive cash when dividends are paid to ordinary shareholders irrespective of whether that award ultimately vests or remains unvested shall be considered a participating security as these rights to dividends provide a non-contingent transfer of value to the holder of the share-based payment award. Accordingly, these awards should be included in the computation of basic EPS pursuant to the two-class method. This guidance was effective for the Company as of January 1, 2009. All prior period EPS data presented was adjusted retrospectively to conform to the provisions of the guidance. Under the terms of the Company’s restricted stock awards, grantees are entitled to the right to receive dividends on the unvested portions of their awards. There is no requirement to return these dividends in the event the unvested awards are forfeited in the future. Accordingly, this guidance had an impact on the Company’s EPS calculations. See Note 14, “Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent”, for a description of the impact of the adoption of this guidance on the 2008 EPS figures.

In April 2009, the FASB issued final authoritative guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly which provides additional guidance for estimating fair value in accordance with existing fair value measurements guidance, when the volume and level of activity for the asset or liability has significantly decreased. Guidance is also included on identifying circumstances that indicate a transaction is not orderly and amends certain fair value measurement disclosure guidance. This new authoritative guidance was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial condition or results of operations.

In April 2009, the FASB issued final authoritative guidance on recognition and presentation of other-than-temporary Impairments (“OTTI”) which amends the OTTI guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to OTTI of equity securities. This guidance was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this guidance effective April 1, 2009, which resulted in a net after-tax increase to retained earnings and decrease to Accumulated Other Comprehensive Income (Loss) of $229.7 million, as of April 1, 2009. The disclosures required by this guidance are provided in Note 6, “Investments”.

In April 2009, the FASB issued final authoritative guidance on interim disclosures about fair value of financial instruments which amends existing guidance to require disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. This guidance was effective for interim reporting periods ending after June 15, 2009. This guidance affected disclosures only and accordingly did not have an impact on the Company’s financial condition or results of operations. The disclosures required by this guidance are provided in Note 3, “Fair Value Measurements”.

In April 2009, the FASB issued final authoritative guidance on accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This guidance requires an asset acquired or liability assumed in a business combination that arises from a contingency to be recognized at fair value at the acquisition date, if the acquisition date fair value of that asset or liability can be determined during the measurement period. If the acquisition date fair value of an asset acquired or liability assumed in a business combination that arises from a contingency cannot be determined during the measurement period, the asset or liability shall be recognized at the acquisition date using the guidance governing accounting for contingencies. This guidance also amends disclosure requirements and is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The Company’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s financial position or results of operations.

In May 2009, the FASB issued final authoritative guidance on accounting for and reporting of subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, but the rules concerning recognition and disclosure of subsequent events will remain essentially unchanged. Subsequent events guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new guidance, as under current practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This guidance was effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have any impact on the Company’s financial condition or results of operations.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

(a) Recent Accounting Pronouncements (Continued)

In June 2009, the FASB issued final authoritative guidance over accounting for transfers of financial assets which removes the concept of a qualifying special-purpose entity from existing accounting guidance over transfers of financial assets and also removes the exception from applying guidance surrounding consolidation of variable interest entities to qualifying special-purpose entities. This new guidance must be applied from January 1, 2010 for the Company, for both interim and annual periods. Earlier application is prohibited. The guidance must be applied to transfers occurring on or after the effective date. The Company is currently evaluating the potential impact of this guidance. However, it is not currently expected to have a material impact on the Company’s financial condition or results of operations.

In June 2009, the FASB issued final authoritative accounting guidance in an effort to improve financial reporting by enterprises involved with variable interest entities. This guidance retains the scope of the previous standard covering variable interest entities with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in the new authoritative guidance. The new guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity under revised guidelines that are more qualitative than under previous guidance and amends previous guidance to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Before this update, previous guidance required reconsideration of whether an enterprise is the primary beneficiary of a variable interest entity only when specific events occurred. The new guidance also amends previous guidance to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement with a variable interest entity. The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity. The content of the enhanced disclosures required by this new guidance is generally consistent with that required by the previous standards. This new guidance will be effective for the Company for interim and annual periods beginning on January 1, 2010. The Company is currently evaluating the potential impact of this guidance on its financial condition and results of operations.

In June 2009, the FASB issued its Accounting Standards Codification and guidance over the hierarchy of generally accepted accounting principles. This guidance specifies that the FASB Codification has become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. For financial statements issued for interim and annual periods ending after September 15, 2009, the effective date of this final guidance, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. While the Codification did not change GAAP, it introduced a new structure—one that is intended to be organized in an easily accessible, user-friendly online research system. The adoption of this standard did not have an impact on the Company’s financial condition or results of operations.

In August 2009, the FASB issued a draft Accounting Standards Update discussing the measurement of liabilities at fair value, which provides clarification for circumstances in which a quoted price in an active market for an identical liability is not available. The amendments are intended to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. The guidance will be effective for the first reporting period (including interim period) beginning after issuance of a final document. This potential guidance concerns disclosure only and will not have an impact on the Company’s financial condition or results of operations.

In September 2009, the FASB issued authoritative guidance associated with estimating the fair value for investments in certain entities that do not have a quoted market price but calculate net asset value per share or its equivalent. This guidance covers investments often referred to as “alternative investments” that would include hedge funds, private equity funds, venture capital funds, offshore fund vehicles and funds of funds. When certain criteria are met, this guidance would permit an entity, as a practical expedient, to estimate the fair value of an investment within the scope of this guidance using the net asset value per share of the investment. Therefore, certain attributes of the investment (such as restrictions on redemption) and transaction prices from principal-to-principal or brokered transactions will not be considered in measuring the fair value of the investment if the practical expedient is used. The proposed amendments also require disclosures by major category of investment about the attributes of those investments, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments, and the investment strategies of the investees. These amendments will be effective for the Company for the December 31, 2009 year end reporting. The Company is currently evaluating the potential impact of this guidance on its financial condition and results of operations. However, it is not expected to have a material impact on the Company’s financial condition or results of operations.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

(b) Fair Value Measurements and Total Investments

Accounting guidance over fair value measurements requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the “exit price”). Instruments that the Company owns (“long positions”) are marked to bid prices and instruments that the Company has sold but not yet purchased (“short positions”) are marked to offer prices. Fair value measurements are not adjusted for transaction costs.

Basis of Fair Value Measurement

Fair value measurements accounting guidance also establishes a fair value hierarchy that prioritizes the inputs to the respective valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). An asset’s or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. The three levels of the fair value hierarchy are described further below:

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

Investments Available For Sale

Investments that are considered available for sale (comprised of the Company’s fixed maturities, equity securities and short-term investments) are carried at fair value. The fair values for available for sale investments are generally sourced from third parties. The fair value of fixed maturity securities is based upon quoted market values where available, “evaluated bid” prices provided by third party pricing services (“pricing services”) where quoted market values are not available, or by reference to broker or underwriter bid indications where pricing services do not provide coverage for a particular security. To the extent the Company believes current trading conditions represent distressed transactions, the Company may elect to utilize internally generated models. The pricing services use market approaches to valuations using primarily Level 2 inputs in the vast majority of valuations, or some form of discounted cash flow analysis, to obtain investment values for a small percentage of fixed maturity securities for which they provide a price. Pricing services indicate that they will only produce an estimate of fair value if there is objectively verifiable information available to produce a valuation. Standard inputs to the valuations provided by the pricing services listed in approximate order of priority for use when available include: reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data. The pricing services may prioritize inputs differently on any given day for any security, and not all inputs listed are available for use in the evaluation process on any given day for each security evaluation; however, the pricing services also monitor market indicators, industry and economic events. Information of this nature is a trigger to acquire further corroborating market data. When these inputs are not available, they identify “buckets” of similar securities (allocated by asset class types, sectors, sub-sectors, contractual cash flows/structure, and credit rating characteristics) and apply some form of matrix or other modeled pricing to determine an appropriate security value which represents their best estimate as to what a buyer in the marketplace would pay for a security in a current sale. While the Company receives values for the majority of the investment securities it holds from one or more pricing services, it is ultimately management’s responsibility to determine whether the values received and recorded in the financial statements are representative of appropriate fair value measurements. It is common industry practice to utilize pricing services as a source for determining the fair values of investments where the pricing services are able to obtain sufficient market corroborating information to allow them to produce a valuation at a reporting date. In addition, in the majority of cases, although a value may be obtained from a particular pricing service for a security or class of similar securities, these values are corroborated against values provided by other pricing sources.

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

Investment In Affiliates

Investments in which the Company has significant influence over the operating and financial policies of the investee are classified as investments in affiliates on the Company’s balance sheet and are accounted for under the equity method of accounting. Under this method, the Company records its proportionate share of income or loss from such investments in its results for the period as well as its portion of movements in certain of the investee shareholders’ equity balances. When financial statements of the affiliate are not available on a timely basis to record the Company’s share of income or loss for the same reporting periods as the Company, the most recently available financial statements are used. This lag in reporting is applied consistently. Significant influence is generally deemed to exist where the Company has an investment of 20% or more in the common stock of a corporation or an investment of 3% or greater in closed end funds, limited partnerships, LLCs or similar investment vehicles. The Company records its alternative and private fund affiliates on a one month and three month lag, respectively, and its operating affiliates on a three month lag. Significant influence is considered for other strategic investments on a case- by-case basis. Investments in affiliates are not subject to fair value measurement guidance as they are not considered to be fair value measurements under U.S. GAAP. However, impairments associated with investments in affiliates that are deemed to be other-than-temporary are calculated in accordance with fair value measurement guidance and appropriate disclosures included within the financial statements during the period the losses are recorded.

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

Income on unrated tranches of collateralized debt obligations is reflected only to the extent the Company’s principal has been fully recovered. This is not considered to be a fair value measurement under U.S. GAAP and accordingly these investments have been excluded from the fair value measurement disclosures. These investments are carried under the cost recovery method given the uncertainty of future cash flows. The carrying value of these investments held by the Company at September 30, 2009 and December 31, 2008 was $11.7 million and $14.7 million, respectively.

The Company historically participated in structured transactions in project finance related areas under which the Company provided a cash loan supporting trade finance transactions. These transactions are accounted for in accordance with guidance governing accounting by certain entities (including entities with trade receivables) that lend to or finance the activities of others under which the loans are considered held for investment as the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff. Accordingly, these funded loan participations are reported in the balance sheet at outstanding principal adjusted for any allowance for loan losses as considered necessary by management. In addition, the Company invested in a payment obligation that is carried at amortized cost as described in Note 7, “Other Investments”, and has provided liquidity financing to a structured credit vehicle as a part of a third party medium term note facility. See Note 3, “Fair Value Measurements” for further information. These investments are not considered to be fair value measurements under U.S. GAAP and accordingly they have been excluded from the fair value measurement disclosures. The carrying value of these investments held by the Company at September 30, 2009 and December 31, 2008 was $354.0 million and $80.1 million, respectively.

Cash Equivalents

Cash equivalents include fixed interest deposits placed with a maturity of under 90 days when purchased. Bank deposits are not considered to be fair value measurements and as such are not subject to fair value measurement disclosures. Money market funds are classified as Level 1 as these instruments are considered actively traded; however, certificates of deposit are classified as Level 2.

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

Derivative contracts can be exchange-traded or over-the-counter (“OTC”). Exchange-traded derivatives (futures and options) typically fall within Level 1 of the fair value hierarchy depending on whether they are deemed to be actively traded or not. OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market clearing transactions, broker or dealer quotations or alternative pricing sources where an understanding of the inputs utilized in arriving at the valuations is obtained. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms and specific risks inherent in the instrument as well as the availability of pricing information in the market. The Company generally uses similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs. For OTC derivatives that trade in liquid markets, such as generic forwards, interest rate swaps and options, model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments comprise the majority of derivatives held by the Company and are typically classified within Level 2 of the fair value hierarchy.

Certain OTC derivatives trade in less liquid markets with limited pricing information, or required model inputs which are not directly market corroborated, which causes the determination of fair value for these derivatives to be inherently more subjective. Accordingly, such derivatives are classified within Level 3 of the fair value hierarchy. The valuations of less standard or liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Level 1 and Level 2 inputs are regularly updated to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are only changed when corroborated by evidence such as similar market transactions, pricing services and/or broker or dealer quotations. The Company conducts its derivatives activities in four main areas: investment related derivatives, credit derivatives, other non-investment related derivatives, and until late 2008 it also utilized weather and energy derivatives.

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

The Company also uses derivative instruments, primarily interest rate swaps, to manage the interest rate exposure associated with certain assets and liabilities. These derivatives are recorded at fair value. On the date the derivative contract is entered into, the Company may designate the derivative as a hedge of the fair value of a recognized asset or liability (“fair value” hedge); a hedge of the variability in cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset or liability (“cash flow” hedge); a hedge of a net investment in a foreign operation; or the Company may not designate any hedging relationship for a derivative contract. In addition, the company previously wrote a number of resettable strike swaps contracts relating to an absolute return index and diversified basket of funds.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

(c) Derivative Instruments (continued)

Other Non-Investment Related Derivatives

The Company may also enter into derivatives as part of contingent capital facilities, including put options and interest rate swaps, or hold contracts containing embedded derivatives, such as life reinsurance contracts containing guaranteed minimum income benefits (“GMIB”) over the account balance upon the policyholder’s election to take the income benefit. The fair value of this derivatives component is determined based on the present value of expected cash flows. In addition, the Company has modified coinsurance and funds withheld reinsurance agreements that provide for a return based on a portfolio of fixed income securities; as such, the agreements contain embedded derivatives. The embedded derivative is bifurcated from the funds withheld balance and recorded at fair value with changes in fair value recognized in earnings through net realized and unrealized gains and losses on derivative instruments.

Weather and Energy derivatives

Fair values for the Company’s historical portfolio of natural gas contracts are determined through the use of quoted market prices when available. As quoted market prices are not widely available in the weather and electricity derivative markets, management uses available market data and internal pricing models based upon consistent statistical methodologies to estimate fair values. Estimating the fair value of instruments which do not have quoted market prices requires management’s judgment in determining amounts which could reasonably be expected to be received from, or paid to, a third party in settlement of the contracts. The amounts could be materially different from the amounts that might be realized in an actual sale transaction. Fair values are subject to change in the near-term and reflect management’s best estimate based on various factors including, but not limited to, actual and forecasted weather conditions, changes in commodity prices, changes in interest rates and other market factors.

Fair Value Hedges

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings (through “net realized and unrealized gains and losses on derivative instruments”) with any differences between the net change in fair value of the derivative and the hedged item representing the hedge ineffectiveness. Periodic derivative net coupon settlements are recorded in net investment income with the exception of hedges of Company issued debt which are recorded in interest expense. The Company may designate fair value hedging relationships where interest rate swaps are used to hedge the changes in fair value of certain fixed rate liabilities and fixed maturity securities due to changes in the designated benchmark interest rate.

Cash Flow Hedges

Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are recorded in accumulated other comprehensive income (“AOCI”) and are reclassified into earnings when the variability of the cash flow of the hedged item impacts earnings. Gains and losses on derivative contracts that are reclassified from AOCI to current period earnings are included in the line item in the consolidated statements of operations in which the cash flows of the hedged item are recorded. Any hedge ineffectiveness is recorded immediately in current period earnings as “net realized and unrealized gains and losses on derivative instruments.” Periodic derivative net coupon settlements are recorded in net investment income. The Company may designate cash flow hedging relationships where interest rate swaps are used to mitigate interest rate risk associated with anticipated issuances of debt or other forecasted transactions.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements

Effective January 1, 2008, the Company adopted the authoritative accounting guidance over fair value measurements, which requires disclosures about the Company’s assets and liabilities that are carried at fair value. As required by this guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following tables set forth the Company’s assets and liabilities that were accounted for at fair value as of September 30, 2009 and December 31, 2008 by level within the fair value hierarchy (for further information, see Note 2 (b) to the Consolidated Financial Statements, “Significant Accounting Policies – Fair Value Measurements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and Note 2 (b) above):

(U.S. dollars in thousands) (Unaudited)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance as of September 30, 2009
Assets
U.S. Government and Government agency	$—	$4,252,334	$—	$—	$4,252,334
Corporate (7)	—	10,114,185	19,895	—	10,134,080
Residential mortgage-backed securities – Agency	—	4,187,915	—	—	4,187,915
Residential mortgage-backed securities – Non-Agency	—	1,577,775	34,399	—	1,612,174
Commercial mortgage-backed securities	—	1,647,936	2,673	—	1,650,609
Collateralized debt obligations	—	368,210	185,695	—	553,905
Other asset-backed securities	—	911,639	35,846	—	947,485
U.S. States and political subdivisions of the States	—	627,304	—	—	627,304
Non-U.S. Sovereign Government	—	3,991,103	8,501	—	3,999,604

Total Fixed maturities, at fair value	$—	$27,678,401	$287,009	$—	$27,965,410
Equity securities, at fair value	15,227	39,872	—	—	55,099
Short-term investments, at fair value (6)	—	1,978,284	11,946	—	1,990,230

Total investments available for sale	$15,227	$29,696,557	$298,955	$—	$30,010,739
Cash equivalents (1)	2,175,968	777,986	—	—	2,953,954
Other investments (2)	—	392,577	64,444	—	457,021
Other assets (3)(4)	—	128,854	226,781	(259,605)	96,030

Total assets accounted for at fair value	$2,191,195	$30,995,974	$590,180	$(259,605)	$33,517,744

Liabilities
Financial instruments sold, but not yet purchased (5)	$—	$31,424	$—	$—	$31,424
Other liabilities (3)(4)	—	18,030	87,794	(57,212)	48,612

Total liabilities accounted for at fair value	$—	$49,454	$87,794	$(57,212)	$80,036

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

(U.S. dollars in thousands) (Unaudited)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance as of December 31, 2008
Assets
U.S. Government and Government agency	$—	$3,978,342	$—	$—	$3,978,342
Corporate (7)	—	9,226,097	62,506	—	9,288,603
Residential mortgage-backed securities – Agency	—	2,099,955	—	—	2,099,955
Residential mortgage-backed securities – Non-Agency	—	1,858,517	79,429	—	1,937,946
Commercial mortgage-backed securities	—	2,097,757	43,811	—	2,141,568
Collateralized debt obligations	—	40,669	598,110	—	638,779
Other asset-backed securities	—	1,629,137	78,871	—	1,708,008
U.S. States and political subdivisions of the States	—	468,770	—	—	468,770
Non-U.S. Sovereign Government	—	3,285,245	89,152	—	3,374,397

Total Fixed maturities, at fair value	$—	$24,684,489	$951,879	$—	$25,636,368
Equity securities, at fair value	276,040	85,779	—	—	361,819
Short-term investments, at fair value (6)	—	1,445,577	20,746	—	1,466,323

Total investments available for sale	$276,040	$26,215,845	$972,625	$—	$27,464,510
Cash equivalents (1)	1,082,813	1,227,461	—	—	2,310,274
Other investments (2)	—	299,325	65,354	—	364,679
Other assets (3)(4)	—	219,366	314,906	(411,316)	122,956

Total assets accounted for at fair value	$1,358,853	$27,961,997	$1,352,885	$(411,316)	$30,262,419

Liabilities
Financial instruments sold, but not yet purchased (5)	$—	$26,536	$—	$—	$26,536
Other liabilities (3)(4)	—	53,101	88,088	(65,232)	75,957

Total liabilities accounted for at fair value	$—	$79,637	$88,088	$(65,232)	$102,493

(1)	Cash equivalents balances subject to fair value measurement include certificates of deposit and money market funds. Operating cash balances are not subject to fair value measurement guidance.
(2)	The Other investments balance excludes certain unrated tranches of collateralized loan obligations which are carried under the cost recovery method given the uncertainty of future cash flows that totaled $11.7 million and $14.7 million at September 30, 2009 and December 31, 2008, respectively. The Company also has certain investments in project finance transactions, a payment obligation (as described in Note 7, “Other Investments”), and has provided liquidity financing to a structured credit vehicle as a part of a third party medium term note facility. These investments are carried at amortized cost that totaled $354.0 million at September 30, 2009 and $80.1 million at December 31, 2008.
(3)	Other assets and other liabilities include derivative instruments.
(4)	The derivative balances included in each category above are reported on a gross basis by level with a netting adjustment presented separately in the “Collateral and Counterparty Netting” column. The Company often enters into different types of derivative contracts with a single counterparty and these contracts are covered under a netting agreement. In addition, the Company held net cash collateral related to derivative assets of approximately $202.4 million and $346.1 million at September 30, 2009 and December 31, 2008, respectively. This balance is included within cash and cash equivalents and the corresponding liability to return the collateral has been offset against the derivative asset within the balance sheet as appropriate under the netting agreement. The fair value of the individual derivative contracts are reported gross in their respective levels based on the fair value hierarchy.
(5)	Financial instruments sold, but not purchased are included within “Net payable for investments purchased” on the balance sheet.
(6)	Short-term investments consist primarily of corporate, U.S. Government and Government Agency securities, Corporate and non-U.S. Sovereign Government securities.
(7)	Included within Corporate are certain floating rate medium term notes supported primarily by pools of European corporate bonds with varying degrees of leverage. The notes have a fair value of $565.3 million and $491.9 million and an amortized cost of $730.5 million and $922.7 million at September 30, 2009 and December 31, 2008, respectively. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

Level 3 Gains and Losses

The tables below present additional information about assets and liabilities measured at fair value on a recurring basis and for which Level 3 inputs were utilized to determine fair value. The table reflects gains and losses for the three and nine month periods ended September 30, 2009 for all financial assets and liabilities categorized as Level 3 as of June 30, 2009 and September 30, 2009, respectively. The tables do not include gains or losses that were reported in Level 3 in prior periods for assets that were transferred out of Level 3 prior to September 30, 2009. Gains and losses for assets and liabilities classified within Level 3 in the table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, it should be noted that the following table does not take into consideration the effect of offsetting Level 1 and 2 financial instruments entered into by the Company that are either economically hedged by certain exposures to the Level 3 positions or that hedge the exposures in Level 3 positions.

	Level 3 Assets and Liabilities Three Months Ended September 30, 2009
(U.S. dollars in thousands) (Unaudited)	Corporate	Residential mortgage-backed securities – Non Agency	Commercial mortgage-backed securities	Collateralized debt obligations	Other asset backed securities
Balance, beginning of period	$21,462	$26,964	$33,289	$503,168	$35,315
Realized (losses) gains	10	(1,486)	—	(2,677)	(5,188)
Movement in unrealized gains (losses)	2,060	8,485	74	40,172	5,930
Purchases, sales issuances and settlements, net	4,734	(814)	—	(2,369)	—
Transfers into Level 3	—	2,464	—	10,017	—
Transfers out of Level 3	(8,371)	(1,214)	(30,690)	(358,683)	(211)
Fixed maturities to short term investments classification change	—	—	—	(3,933)	—

Balance, end of period	$19,895	$34,399	$2,673	$185,695	$35,846

Movement in total (losses) above relating to instruments still held at the reporting date	$1,926	$7,244	$231	$39,803	$(128)

	Level 3 Assets and Liabilities Three Months Ended September 30, 2009 (continued)
(U.S. dollars in thousands) (Unaudited)	Non-U.S. Sovereign Government	Short-term Investments	Other investments	Derivative Contracts - Net
Balance, beginning of period	$42,585	$20,614	$65,134	$120,735
Realized gains (losses)	—	(10,193)	—	(16)
Movement in unrealized gains (losses)	438	978	1,452	15,529
Purchases, sales issuances and settlements, net	—	(45)	(2,142)	2,739
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	(34,522)	(3,341)	—	—
Fixed maturities to short term investments classification change	—	3,933	—	—

Balance, end of period	$8,501	$11,946	$64,444	$138,987

Movement in total (losses) above relating to instruments still held at the reporting date	$152	$480	$1,452	$15,529

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

Level 3 Gains and Losses (continued)

	Level 3 Assets and Liabilities Nine Months Ended September 30, 2009
(U.S. dollars in thousands) (Unaudited)	Corporate	Residential mortgage-backed securities – Non Agency	Commercial mortgage-backed securities	Collateralized debt obligations	Other asset backed securities
Balance, beginning of period	$62,506	$79,429	$43,811	$598,110	$78,871
Realized gains (losses)	(1,574)	(5,189)	(7,292)	(31,991)	(8,245)
Movement in unrealized gains (losses)	4,946	5,717	1,455	26,289	(35)
Purchases, sales issuances and settlements, net	5,217	1,277	(3,345)	(8,885)	(2,831)
Transfers into Level 3	1,290	4,017	1,470	11,810	—
Transfers out of Level 3	(52,490)	(50,852)	(33,426)	(405,705)	(31,914)
Fixed maturities to short term investments classification change	—	—	—	(3,933)	—

Balance, end of period	$19,895	$34,399	$2,673	$185,695	$35,846

Movement in total (losses) above relating to instruments still held at the reporting date	$4,872	$4,998	$(356)	$7,149	$(6,926)

	Level 3 Assets and Liabilities Nine Months Ended September 30, 2009 (continued)
(U.S. dollars in thousands) (Unaudited)	Non-U.S. Sovereign Government	Short-term Investments	Other investments	Derivative Contracts - Net
Balance, beginning of period	$89,152	$20,746	$65,354	$226,818
Realized gains (losses)	—	(11,343)	—	2,807
Movement in unrealized gains (losses)	(309)	4,467	(4,446)	(103,275)
Purchases, sales issuances and settlements, net	(12,985)	(5,589)	3,536	12,637
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	(67,357)	(268)	—	—
Fixed maturities to short term investments classification change	—	3,933	—	—

Balance, end of period	$8,501	$11,946	$64,444	$138,987

Movement in total (losses) above relating to instruments still held at the reporting date	$(143)	$1,954	$(4,446)	$(103,275)

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

Level 3 Gains and Losses (Continued)

		Level 3 Assets and Liabilities Three Months Ended September 30, 2008
(U.S. dollars in thousands) (Unaudited)	Fixed Maturities	Short-term Investments	Other Investments	Derivative Contracts — Net
Balance, beginning of period	$1,527,740	$8,443	$61,593	$55,351
Realized gains (losses)	(32,779)	—	—	113
Movement in unrealized gains (losses)	(126,358)	(29)	228	12,543
Purchases, issuances and settlements	29,309	(5,615)	2,980	4,780
Transfers in and/or out of Level 3	(492,282)	—	—	—

Balance, end of period	$905,630	$2,799	$64,801	$72,787

Movement in total gains (losses) above relating to instruments still held at the reporting date	$(112,147)	$82	$228	$12,543

		Level 3 Assets and Liabilities Nine Months Ended September 30, 2008
(U.S. dollars in thousands) (Unaudited)	Fixed Maturities	Short-term Investments	Other Investments	Derivative Contracts — Net
Balance, beginning of period	$1,385,601	$15,606	$40,354	$12,283
Realized gains (losses)	(170,905)	(46)	—	26,956
Movement in unrealized gains (losses)	(246,929)	2	(3,266)	18,732
Purchases, issuances and settlements	111,183	(11,873)	27,713	14,816
Transfers in and/or out of Level 3	(173,320)	(890)	—	—

Balance, end of period	$905,630	$2,799	$64,801	$72,787

Movement in total (losses) gains above relating to instruments still held at the reporting date	$(238,451)	$—	$(3,266)	$18,732

Level 3 assets include securities for which the values were obtained from brokers where either significant inputs were utilized in determining the value that were difficult to corroborate with observable market data, or sufficient information regarding the specific inputs utilized by the broker was not available to support a Level 2 classification. Level 3 assets also include securities for which the Company determined current market trades represent distressed transactions, and accordingly, the Company determined fair value using certain inputs that are not observable to market participants. Transfers from Level 3 to Level 2 during the quarter ended September 30, 2009, were primarily as a result of the Company utilizing pricing services containing significant observable inputs over other Level 3 valuations for certain assets.

Fixed maturities and short term investments

At September 30, 2009, certain assets which were previously classified as Level 3 assets due to a lack of observable market data are now classified as Level 2 assets.

At June 30, 2009, the Company utilized internal valuation models for collateralized debt obligations holdings (“CDOs”) with a fair value of $450.5 million and a par value of $807.5 million. Up to June 30, 2009, the Company had determined that internal models were more appropriate and better representative of the fair value of the CDO holdings. However, as a result of numerous market factors, including increased volumes of trading, the Company believes that transactions are no longer distressed. Accordingly, the Company has reverted to third-party vendor pricing sources where available for these securities at September 30, 2009, and where not available the valuation was based on broker quotes. Accordingly, as at September 30, 2009, for those CDOs which were previously valued using internal models, the Company now carries these assets at a fair value of $407.2 million and a par value of $793.1 million. Of these holdings, $326.1 million were valued by third party vendors and accordingly are now classified as Level 2, and $81.1 million were valued using broker quotations and accordingly remain classified as Level 3.

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

Financial Instruments Not Carried at Fair Value

Authoritative guidance over disclosures about fair value of financial instruments requires additional disclosure of fair value information for financial instruments not carried at fair value in both interim and annual reporting periods. Certain financial instruments, particularly insurance contracts, are excluded from these fair value disclosure requirements. The carrying values of cash and cash equivalents, accrued investment income, net receivable from investments sold, other assets, net payable for investments purchased, other liabilities and other financial instruments not included below approximated their fair values. The following table includes financial instruments for which the carrying amount differs from the estimated fair values:

	As of September 30, 2009		As of December 31, 2008
(U.S. dollars in thousands) (Unaudited)	Carrying Value	Fair Value	Carrying Value	Fair Value

Other investments	$822.8	$814.8	$459.5	$443.3

Financial Assets	$822.8	$814.8	$459.5	$443.3

Deposit Liabilities	$2,442.8	$2,298.3	$2,711.0	$1,764.0
Notes payable and debt	2,452.4	2,449.7	3,189.7	1,215.0

Financial Liabilities	$4,895.2	$4,748.0	$5,900.7	$2,979.0

Redeemable series C preference ordinary shares	$182.7	$127.9	$500.0	$110.0

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

The Company historically participated in project finance related loan transactions. These transactions are accounted for in accordance with guidance governing accounting by certain entities (including entities with trade receivables) that lend to or finance the activities of others under which the loans are considered held for investment as the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff. Accordingly, these funded loan participations are reported in the balance sheet as outstanding principal adjusted for any allowance for loan losses as considered necessary by management. The carrying value and estimated fair value of these investments were $78.6 million and $64.5 million as of September 30, 2009 and were $80.1 million and $63.9 million as of December 31, 2008, respectively. In addition, the Company invested in a payment obligation that is carried at amortized cost as described in Note 7, “Other Investments”. The carrying value and estimated fair value of this investment were $128.3 million and $129.6 million as of September 30, 2009. This investment was not held at December 31, 2008. The Company also provided liquidity financing to a structured credit vehicle as a part of a third party medium term note facility during the quarter ended September 30, 2009. This investment had a carrying value and an estimated fair value of $147.0 million and $151.9 million as of September 30, 2009. These investments are not considered to be fair value measurements under U.S. GAAP guidance and accordingly they have been excluded from the fair value measurements disclosures. The fair value of these investments held by the Company is determined through use of internal models utilizing reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data.

Unrated tranches of CDOs are carried under the cost recovery method given the uncertainty of future cash flows and accordingly it is not practicable to determine an estimate of the fair value of these positions. The carrying value of these investments held by the Company at September 30, 2009 and December 31, 2008 was $11.7 million and $14.7 million, respectively.

Deposit liabilities include obligations under structured insurance and reinsurance transactions as well as funding agreements issued. For purposes of fair value disclosures, the Company determines the fair value of the deposit liabilities by assuming a discount rate equal to the appropriate U.S. Treasury rate plus 163 basis points and the appropriate U.S. Treasury Rate plus 902 basis points at September 30, 2009 and December 31, 2008, respectively, to determine the present value of projected contractual liability payments through final maturity. The discount rate incorporates the Company’s own credit risk into the determination of estimated fair value. The carrying value and estimated fair value of these liabilities were $2.44 billion and $2.30 billion as of September 30, 2009 and were $2.7 billion and $1.7 billion as of December 31, 2008, respectively.

The fair value of the Company’s notes payable and debt outstanding are determined based on quoted market prices. The carrying value and estimated fair value of notes payable and debt outstanding were $2.45 billion and $2.45 billion as of September 30, 2009 and were $3.2 billion and $1.2 billion as of December 31, 2008, respectively.

The fair value of the Company’s redeemable series C preference ordinary shares outstanding is determined based on indicative quotes provided by brokers. The carrying value and estimated fair value of the redeemable series C preference ordinary shares outstanding were $182.7 million and $127.9 million as of September 30, 2009 and were $500.0 million and $110.0 million as of December 31, 2008, respectively.

There are no significant concentrations of credit risk within the Company’s financial instruments as defined in the authoritative guidance over disclosures of fair value of financial instruments not carried at fair value.

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

Three months ended September 30, 2009:
(U.S. dollars in thousands, except ratios) (Unaudited)	Insurance	Reinsurance	Total P&C	Life Operations	Corporate	Total
Gross premiums written	$1,022,178	$562,031	$1,584,209	$156,870	$—	$1,741,079
Net premiums written	818,244	376,875	1,195,119	146,941	—	1,342,060
Net premiums earned	905,350	388,529	1,293,879	151,840	—	1,445,719
Net losses incurred	630,324	187,914	818,238	185,067	—	1,003,305
Acquisition expenses	107,008	81,971	188,979	23,867	—	212,846
Operating expenses (1)	155,645	42,738	198,383	5,903	—	204,286

Underwriting profit (loss)	$12,373	$75,906	$88,279	$(62,997)	$—	$25,282
Net investment income			211,781	88,788	—	300,569
Net results structured products (2)	3,852	7,729	11,581	—	3,694	15,275
Net fee income and other (3)	(5,894)	578	(5,316)	62	—	(5,254)
Net realized gains (losses) on investments			(309,601)	(5,393)	(10,526)	(325,520)

Contribution from P&C and Life Operations			$(3,276)	$20,460	$(6,832)	$10,352

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					$(9,133)	$(9,133)
Net income (loss) from financial, investment and other operating affiliates					65,315	65,315
Exchange (gains) losses					(16,843)	(16,843)
Corporate operating expenses					14,955	14,955
Interest expense (4)					43,250	43,250
Non-controlling interest in net income (loss) of subsidiary					(7)	(7)
Income taxes and other					$4,081	$4,081

Net Income					$3,914	$21,098

Ratios – P&C operations: (5)
Loss and loss expense ratio	69.6%	48.4%	63.2%
Underwriting expense ratio	29.0%	32.1%	30.0%

Combined ratio	98.6%	80.5%	93.2%

Notes:

(1)	Operating expenses exclude Corporate operating expenses, shown separately.
(2)	The net results from P&C and Corporate structured products includes net investment income, interest expense and operating expenses of $21.1 million and $ 5.4 million, $8.7 million and $1.5 million, and $0.8 million and $0.3 million, respectively.
(3)	Net fee income and other includes operating expenses from the Company’s loss prevention consulting services business.
(4)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance, Reinsurance, and Corporate segments.
(5)	Ratios are based on net premiums earned from property and casualty operations.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (Continued)

Three months ended September 30, 2008:
(U.S. dollars in thousands, except ratios) (Unaudited)	Insurance	Reinsurance	Total P&C	Life Operations	Corporate	Total
Gross premiums written	$1,213,991	$685,984	$1,899,975	$156,148	$—	$2,056,123
Net premiums written	839,788	418,126	1,257,914	145,741	—	1,403,655
Net premiums earned	1,041,740	483,283	1,525,023	169,608	—	1,694,631
Net losses incurred	830,789	378,776	1,209,565	199,861	—	1,409,426
Acquisition expenses	112,175	79,205	191,380	25,499	—	216,879
Operating expenses (1)	168,047	51,423	219,470	7,864	—	227,334

Underwriting profit (loss)	$(69,271)	$(26,121)	$(95,392)	$(63,616)	$—	$(159,008)
Net investment income			293,109	102,636	—	395,745
Net investment results structured products (2)	(14,591)	7,699	(6,892)	—	3,694	(3,198)
Net fee income and other (3)	(1,980)	7,606	5,626	75	—	5,701
Net realized gains (losses) on investments			(253,399)	(29,167)	(10,337)	(292,903)

Contribution from P&C and Life Operations			$(56,948)	$9,928	$(6,643)	$(53,663)

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					$(58,454)	$(58,454)
Net income (loss) from financial, investment and other operating affiliates (4)					(1,459,185)	(1,459,185)
Exchange (gains) losses					(139,467)	(139,467)
Corporate operating expenses					61,656	61,656
Extinguishment of debt					22,527	22,527
Interest expense (5)					51,277	51,277
Income taxes and other					49,229	49,229

Net Income					$(1,569,504)	$(1,616,524)

Ratios – P&C operations: (6)
Loss and loss expense ratio	79.8%	78.4%	79.3%
Underwriting expense ratio	26.8%	27.0%	27.0%

Combined ratio	106.6%	105.4%	106.3%

Notes:

(1)	Operating expenses exclude Corporate operating expenses, shown separately.
(2)	The net results from P&C and Corporate structured products includes net investment income, interest expense and operating expenses of $27.4 million and $13.1 million, $19.4 million and $7.4 million, and $15.0 million and $2.0 million, respectively.
(3)	Net fee income and other includes operating expenses from the Company’s loss prevention consulting services business.
(4)	Net loss from investment fund and operating affiliates for the three months ended September 30, 2008 includes additional losses totaling $1.4 billion related to the reinsurance and guarantee agreements with Syncora.
(5)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance, Reinsurance, and Corporate segments.
(6)	Ratios are based on net premiums earned from property and casualty operations. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (Continued)

Nine months ended September 30, 2009:
(U.S. dollars in thousands, except ratios) (Unaudited)	Insurance	Reinsurance	Total P&C	Life Operations	Corporate	Total
Gross premiums written	$3,237,643	$1,725,984	$4,963,627	$442,693	$—	$5,406,320
Net premiums written	2,417,018	1,361,690	3,778,708	409,200	—	4,187,908
Net premiums earned	2,696,951	1,200,364	3,897,315	429,625	—	4,326,940
Net losses incurred	1,844,322	543,827	2,388,149	517,614	—	2,905,763
Acquisition expenses	324,850	262,997	587,847	66,490	—	654,337
Operating expenses (1)	502,904	136,845	639,749	14,013	—	653,762

Underwriting profit (loss)	$24,875	$256,695	$281,570	$(168,492)	$—	$113,078
Net investment income			672,437	249,165	—	921,602
Net results structured products (2)	11,066	22,325	33,391	—	13,358	46,749
Net fee income and other (3)	(10,114)	3,174	(6,940)	236	—	(6,704)
Net realized gains (losses) on investments			(506,984)	(131,706)	(19,197)	(657,887)

Contribution from P&C and Life Operations			$473,474	$(50,797)	$(5,839)	$416,838

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					$(9,571)	$(9,571)
Net income (loss) from financial, investment and other operating affiliates					82,847	82,847
Exchange losses					103,754	103,754
Corporate operating expenses					73,886	73,886
Interest expense (4)					135,777	135,777
Non-controlling interest in net income (loss) of subsidiary					(47)	(47)
Income taxes and other					67,008	67,008

Net Income					$(312,941)	$109,736

Ratios – P&C operations: (5)
Loss and loss expense ratio	68.4%	45.3%	61.3%
Underwriting expense ratio	30.7%	33.3%	31.5%

Combined ratio	99.1%	78.6%	92.8%

Notes:

(1)	Operating expenses exclude Corporate operating expenses, shown separately.
(2)	The net results from P&C and Corporate structured products includes net investment income, interest expense and operating expenses of $60.8 million and $21.0 million, $26.6 million and $6.6 million, and $0.8 million and $1.0 million, respectively.
(3)	Net fee income and other includes operating expenses from the Company’s loss prevention consulting services business.
(4)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance, Reinsurance, and Corporate segments.
(5)	Ratios are based on net premiums earned from property and casualty operations.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (Continued)

Nine months ended September 30, 2008:
(U.S. dollars in thousands, except ratios) (Unaudited)	Insurance	Reinsurance	Total P&C	Life Operations	Corporate		Total
Gross premiums written	$4,231,111	$2,155,989	$6,387,100	$552,357		$—	$6,939,457
Net premiums written	3,108,460	1,645,474	4,753,934	520,887		—	5,274,821
Net premiums earned	3,068,492	1,518,098	4,586,590	502,125		—	5,088,715
Net losses incurred	2,169,423	979,620	3,149,043	605,885		—	3,754,928
Acquisition expenses	351,888	302,077	653,965	75,448		—	729,413
Operating expenses (1)	500,822	141,940	642,762	25,246		—	668,008

Underwriting profit (loss)	$46,359	$94,461	$140,820	$(204,454)	$		$(63,634)
Net investment income			899,278	297,829			1,197,107
Net investments results structured products (2)	(11,418)	21,102	9,684	—		17,620	27,304
Net fee income and other (3)	(3,139)	8,840	5,701	275		—	5,976
Net realized gains (losses) on investments			(296,149)	(22,419)		(74,546)	(393,114)

Contribution from P&C and Life Operations			$759,334	$71,231		$(56,926)	$773,639

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments						$(5,648)	$(5,648)
Net income (loss) from financial, investment and other operating affiliates (4)						(1,516,169)	(1,516,169)
Exchange (gains) losses						(63,786)	(63,786)
Corporate operating expenses						144,686	144,686
Extinguishment of debt						22,527	22,527
Interest expense (5)						150,719	150,719
Income taxes & other						131,976	131,976

Net Income						$(1,964,865)	$(1,134,300)

Ratios – P&C operations: (6)
Loss and loss expense ratio	70.7%	64.5%	68.7%
Underwriting expense ratio	27.8%	29.3%	28.2%

Combined ratio	98.5%	93.8%	96.9%

Notes:

(1)	Operating expenses exclude Corporate operating expenses, shown separately.
(2)	The net results from P&C and Corporate structured products includes net investment income, interest expense and operating expenses of $86.6 million and $92.2 million, $50.7 million and $66.2 million, and $26.2 million and $8.4, respectively.
(3)	Net fee income and other includes operating expenses from the Company’s loss prevention consulting services business
(4)	Net loss from investment fund and operating affiliates for the nine months ended September 30, 2008 includes additional losses totaling $1.4 billion related to the reinsurance and guarantee agreements with Syncora.
(5)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance, Reinsurance, and Corporate segments.
(6)	Ratios are based on net premiums earned from property and casualty operations. The underwriting expense ratio excludes exchange gains and losses.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (Continued)

The following tables summarize the Company’s net premiums earned by line of business:

Three months ended September 30, 2009: (U.S. dollars in thousands) (Unaudited)	Insurance	Reinsurance	Life Operations	Total
P&C Operations:
Casualty – professional lines	$318,477	$46,127	$—	$364,604
Casualty – other lines	177,349	55,561	—	232,910
Property catastrophe	(4)	85,297	—	85,293
Other property	110,780	134,802	—	245,582
Marine, energy, aviation and satellite	143,929	22,397	—	166,326
Other specialty lines (1)	151,245	—	—	151,245
Other (2)	3,874	39,482	—	43,356
Structured indemnity	(300)	4,863	—	4,563

Total P&C Operations	$905,350	$388,529	$—	$1,293,879

Life Operations:
Other Life	$—	$—	$117,037	$117,037
Annuity	—	—	34,803	34,803

Total Life Operations	$—	$—	$151,840	$151,840

Total	$905,350	$388,529	$151,840	$1,445,719

Three months ended September 30, 2008: (U.S. dollars in thousands) (Unaudited)	Insurance	Reinsurance	Life Operations	Total
P&C Operations:
Casualty – professional lines	$340,087	$64,157	$—	$404,244
Casualty – other lines	220,503	105,936	—	326,439
Property catastrophe	161	72,478	—	72,639
Other property	131,315	149,233	—	280,548
Marine, energy, aviation and satellite	157,909	34,849	—	192,758
Other specialty lines (1)	167,413	—	—	167,413
Other (2)	7,175	54,214	—	61,389
Structured indemnity	17,177	2,416	—	19,593

Total P&C Operations	$1,041,740	$483,283	$—	$1,525,023

Life Operations:
Other Life	$—	$—	$129,943	$129,943
Annuity	—	—	39,665	39,665

Total Life Operations	$—	$—	$169,608	$169,608

Total	$1,041,740	$483,283	$169,608	$1,694,631

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, specie, middle markets and excess and surplus lines.
(2)	Other includes employers liability, surety, political risk and other lines.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (Continued)

The following tables summarize the Company’s net premiums earned by line of business:

Nine months ended September 30, 2009:

(U.S. dollars in thousands) (Unaudited)	Insurance	Reinsurance	Life Operations	Total
P&C Operations:
Casualty – professional lines	$945,737	$156,364	$—	$1,102,101
Casualty – other lines	492,507	192,896	—	685,403
Property catastrophe	1,758	231,471	—	233,229
Other property	325,870	417,898	—	743,768
Marine, energy, aviation and satellite	431,412	64,011	—	495,423
Other specialty lines (1)	475,332	—	—	475,332
Other (2)	14,705	131,519	—	146,224
Structured indemnity	9,630	6,205	—	15,835

Total P&C Operations	$2,696,951	$1,200,364	$—	$3,897,315

Life Operations:
Other Life	$—	$—	$332,004	$332,004
Annuity	—	—	97,621	97,621

Total Life Operations	$—	$—	$429,625	$429,625

Total	$2,696,951	$1,200,364	$429,625	$4,326,940

Nine months ended September 30, 2008:
(U.S. dollars in thousands) (Unaudited)	Insurance	Reinsurance	Life Operations	Total
P&C Operations:
Casualty – professional lines	$1,028,254	$194,593	$—	$1,222,847
Casualty – other lines	645,873	328,581	—	974,454
Property catastrophe	268	243,988	—	244,256
Other property	390,081	491,607	—	881,688
Marine, energy, aviation and satellite	480,527	95,551	—	576,078
Other specialty lines (1)	492,337	—	—	492,337
Other (2)	(20,184)	159,129	—	138,945
Structured indemnity	51,336	4,649	—	55,985

Total P&C Operations	$3,068,492	$1,518,098	$—	$4,586,590

Life Operations:
Other Life	$—	$—	$377,752	$377,752
Annuity	—	—	124,373	124,373

Total Life Operations	$—	$—	$502,125	$502,125

Total	$3,068,492	$1,518,098	$502,125	$5,088,715

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, specie, middle markets and excess and surplus lines.
(2)	Other includes employers liability, surety, political risk and other lines.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Restructuring and Asset Impairment Charges

During the third quarter of 2008 and during the first quarter of 2009, expense reduction initiatives were implemented in order to reduce the Company’s operating expenses. The goal of these initiatives was to achieve enhanced efficiency and an overall reduction in operating expenses by streamlining processes across all geographic locations, with a primary emphasis on corporate functions. To date, this has been achieved through redundancies, increased outsourcing and the cessation of certain projects and activities. Charges have been recognized and accrued as restructuring and asset impairment charges and allocated to the Company’s reportable segments in accordance with authoritative guidance over accounting for costs associated with exit or disposal activities and guidance over accounting for the impairment or disposal of long-lived assets. Other costs that do not meet the criteria for accrual are being expensed as restructuring charges as they are incurred. Restructuring charges relate mainly to employee termination benefits as well as costs associated with ceasing to use certain leased property accounted for as operating leases. Asset impairment charges relate primarily to the write-off of certain IT system and equipment costs previously capitalized. The Company recognizes an asset impairment charge when net proceeds expected from disposition of an asset are less than the carrying value of the asset and reduces the carrying amount of the asset to its estimated fair value. Restructuring and asset impairment charges noted above have been recorded in the Company’s income statement under “Operating Expenses”.

Total estimated costs the Company expects to incur in connection with the restructuring initiatives noted above as well as costs incurred during the nine months ended September 30, 2009 and total cumulative costs incurred through September 30, 2009 are as follows:

(U.S. dollars in millions) (Unaudited)	Total Expected Costs	Costs Incurred During the Three Months Ended September 30, 2009	Costs Incurred During the Nine Months Ended September 30, 2009	Cumulative Costs Incurred through September 30, 2009
Employee Termination Benefits	$89.8	$6.2	$33.7	$77.5
Lease Termination and Other Costs	15.7	1.1	8.1	14.7
Asset Impairment	22.1	1.4	17.3	17.7

Total	$127.6	$8.7	$59.1	$109.9

These costs are allocated to the Company’s segments as follows:

(U.S. dollars in millions) (Unaudited)	Total Expected Costs	Costs Incurred During the Three Months Ended September 30, 2009	Costs Incurred During the Nine Months Ended September 30, 2009	Cumulative Costs Incurred through September 30, 2009
Insurance (1)	$83.0	$6.5	$41.7	$68.7
Reinsurance (1)	13.6	1.1	8.3	12.2
Corporate	31.0	1.1	9.1	29.0

Total	$127.6	$8.7	$59.1	$109.9

(1)	Includes allocated restructuring charges associated with eliminating the XL Financial Solutions business unit.

Activity related to restructuring and asset impairment charges for the nine months ended September 30, 2009 was as follows:

(U.S. dollars in millions) (Unaudited)	Accrual at December 31, 2008	Costs Incurred During the Nine Months Ended September 30, 2009	Amounts Paid and Assets Impaired During the Nine Months Ended September 30, 2009	Balance of Liability at September 30, 2009
Employee Termination Benefits	$4.4	$33.7	$29.5	$8.6
Lease Termination and Other Costs	5.3	8.1	9.4	4.0
Asset Impairment	—	17.3	17.3	—

Total	$9.7	$59.1	$56.2	$12.6

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Investments

The cost (amortized cost for fixed maturities and short-term investments), fair value, gross unrealized gains, gross unrealized (losses), and OTTI recorded in AOCI of the Company’s investments at September 30, 2009 and December 31, 2008 were as follows:

		Included in Accumulated Other Comprehensive Income (“AOCI”)
			Gross Unrealized Losses
September 30, 2009 (U.S. dollars in thousands) (Unaudited)	Cost or Amortized Cost	Gross Unrealized Gains	Related to changes in estimated fair value	OTTI included in other comprehensive income (Loss)(1)	Fair Value
Fixed maturities
U.S. Government and Government agency	$4,139,385	$132,065	$(19,116)	$—	$4,252,334
Corporate (2)	10,603,610	330,399	(673,444)	(126,485)	10,134,080
Residential mortgage-backed securities – Agency	4,079,443	114,724	(6,252)	—	4,187,915
Residential mortgage-backed securities – Non-Agency	2,416,324	11,006	(593,880)	(221,276)	1,612,174
Commercial mortgage-backed securities	1,798,103	5,211	(135,583)	(17,122)	1,650,609
Collateralized debt obligations	1,042,179	8,499	(486,029)	(10,744)	553,905
Other asset-backed securities	1,017,113	20,312	(78,957)	(10,983)	947,485
U.S. States and political subdivisions of the States	612,709	23,719	(9,124)	—	627,304
Non-U.S. Sovereign Government	3,876,734	169,149	(46,279)	—	3,999,604

Total fixed maturities	$29,585,600	$815,084	$(2,048,664)	$(386,610)	$27,965,410

Total short-term investments	$1,973,189	$18,337	$(1,296)	$—	$1,990,230

Total equity securities	$47,755	$7,480	$(136)	$—	$55,099

(1)	Represents the amount of OTTI losses in AOCI, which from April 1, 2009 was not included in earnings by authoritative accounting guidance.
(2)	Included within Corporate are certain floating rate medium term notes supported primarily by pools of European corporate bonds with varying degrees of leverage. The notes have a fair value of $565.3 million and an amortized cost of $730.5 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Investments (Continued)

		Included in Accumulated Other Comprehensive Income (“AOCI”)
			Gross Unrealized Losses
December 31, 2008 (U.S. dollars in thousands) (Unaudited)	Cost or Amortized Cost	Gross Unrealized Gains	Related to changes in estimated fair value	OTTI included in other comprehensive income (Loss)	Fair Value
Fixed maturities
U.S. Government and Government agency	$3,649,168	$334,302	$(5,128)	$—	$3,978,342
Corporate (1)	11,187,246	80,049	(1,978,692)	—	9,288,603
Residential mortgage-backed securities – Agency	2,039,783	62,638	(2,466)	—	2,099,955
Residential mortgage-backed securities – Non-Agency	2,873,478	15,975	(951,507)	—	1,937,946
Commercial mortgage-backed securities	2,505,698	1,200	(365,330)	—	2,141,568
Collateralized debt obligations	1,100,358	3,521	(465,100)	—	638,779
Other asset-backed securities	1,895,229	2,504	(189,725)	—	1,708,008
U.S. States and political subdivisions of the States	486,394	5,229	(22,853)	—	468,770
Non-U.S. Sovereign Government	3,253,123	224,094	(102,820)	—	3,374,397

Total fixed maturities	$28,990,477	$729,512	$(4,083,621)	$—	$25,636,368

Total short-term investments	$1,500,767	$4,258	$(38,702)	$—	$1,466,323

Total equity securities	$337,765	$31,632	$(7,578)	$—	$361,819

(1)	Included within Corporate are certain floating rate medium term notes supported primarily by pools of European corporate bonds with varying degrees of leverage. The notes have a fair value of $491.9 million and an amortized cost of $922.7 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

The Company had gross unrealized losses and OTTI recorded in AOCI totaling $2.4 billion at September 30, 2009. Individual security positions comprising this balance have been evaluated by management, based on specified criteria, to determine if these impairments should be considered other than temporary. These criteria include an assessment of the severity and length of time securities have been impaired, along with management’s assessment as to whether it believes it can continue to hold such securities to recovery, among other factors included below.

At September 30, 2009 and December 31, 2008, approximately 4.9% and 2.5%, respectively, of the Company’s fixed income investment portfolio at fair value was invested in securities which were below investment grade or not rated. The increase in below investment grade or not rated securities is primarily due to rating agency action on residential mortgage-backed securities (“RMBS”) and hybrids. Approximately 34.5% of the unrealized losses in the Company’s fixed income securities portfolio at September 30, 2009 related to securities that were below investment grade or not rated. The information shown below about the unrealized losses on the Company’s investments at September 30, 2009 relates to the potential effect upon future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary declines.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Investments (Continued)

The following is an analysis of how long each of those securities at September 30, 2009 had been in a continual unrealized loss position:

	Less than 12 months		Equal to or greater than 12 months
September 30, 2009 (U.S. dollars in thousands) (Unaudited)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments:
U.S. Government and Government agency	$523,520	$19,065	$25,392	$968
Corporate (1)	759,787	121,062	3,490,236	678,939
Residential mortgage-backed securities – Agency	210,054	6,040	1,334	212
Residential mortgage-backed securities – Non-Agency	237,295	88,946	1,299,283	726,210
Commercial mortgage-backed securities	43,513	15,026	1,351,064	137,679
Collateralized debt obligations	48,829	20,652	505,622	476,121
Other asset-backed securities	78,958	21,108	456,374	68,832
U.S. States and political subdivisions of the States	37,139	1,166	57,521	7,958
Non-U.S. Sovereign Government	319,597	5,206	512,367	41,380

Total fixed maturities and short-term investments	$2,258,692	$298,271	$7,699,193	$2,138,299

Total equity securities	$1,864	$136	$—	$—

(1)	Included within Corporate are certain floating rate medium term notes supported primarily by pools of European corporate bonds with varying degrees of leverage. The notes have a fair value of $569.0 million and an amortized cost of $729.5 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

The following is an analysis of how long each of those securities at December 31, 2008 had been in a continual unrealized loss position:

	Less than 12 months		Equal to or greater than 12 months
December 31, 2008 (U.S. dollars in thousands) (Unaudited)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments:
U.S. Government and Government agency	$103,040	$7,214	$—	$—
Corporate (1)	3,641,376	633,371	4,005,267	1,363,661
Residential mortgage-backed securities – Agency	32,279	1,276	3,162	1,190
Residential mortgage-backed securities – Non-Agency	1,036,527	452,246	947,017	499,261
Commercial mortgage-backed securities	961,040	155,279	832,537	210,051
Collateralized debt obligations	66,409	26,134	693,943	438,966
Other asset-backed securities	1,170,797	85,489	444,667	104,236
U.S. States and political subdivisions of the States	201,048	9,774	37,328	13,079
Non-U.S. Sovereign Government	612,380	92,676	168,834	28,420

Total fixed maturities and short-term investments	$7,824,896	$1,463,459	$7,132,755	$2,658,864

Total equity securities	$188,614	$7,578	$—	$—

(1)	Included within Corporate are certain floating rate medium term notes supported primarily by pools of European corporate bonds with varying degrees of leverage. The notes have a fair value of $499.0 million and an amortized cost of $922.7 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Investments (Continued)

The contractual maturities of fixed maturity securities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2009 (1)		December 31, 2008 (1)
(U.S. dollars in thousands) (Unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after 1 through 5 years	$8,990,361	$9,026,262	$7,451,243	$6,987,957
Due after 5 through 10 years	4,286,984	4,355,503	5,316,304	5,097,672
Due after 10 years	5,955,093	5,631,557	5,808,384	5,024,483

	19,232,438	19,013,322	18,575,931	17,110,112
Residential mortgage-backed securities – Agency	4,079,443	4,187,915	2,039,783	2,099,955
Residential mortgage-backed securities – Non-Agency	2,416,324	1,612,174	2,873,478	1,937,946
Commercial mortgage-backed securities	1,798,103	1,650,609	2,505,698	2,141,568
Collateralized debt obligations	1,042,179	553,905	1,100,358	638,779
Other asset-backed securities	1,017,113	947,485	1,895,229	1,708,008

Total mortgage and asset-backed securities	10,353,162	8,952,088	10,414,546	8,526,256

Total	$29,585,600	$27,965,410	$28,990,477	$25,636,368

(1)	Included in the table above are $1.1 billion and $980.6 million in Tier One and upper Tier Two securities, representing committed term debt and hybrid instruments senior to the common and preferred equities of the financial institutions, at fair value as at September 30, 2009 and December 31, 2008, respectively. These securities have been distributed in the table based on their call date and have net unrealized losses of $320.7 million and $637.1 million as at September 30, 2009 and December 31, 2008, respectively.

Factors considered in determining that additional OTTI charges were not warranted include management’s consideration of current and near term liquidity needs and other available sources, an evaluation of the factors and time necessary for recovery, and the results of on-going retrospective reviews of security sales and the basis for such sales.

Gross unrealized losses of $2.4 billion at September 30, 2009 can be attributed to the following significant drivers:

•

gross unrealized losses of $516.5 million related to the Company’s Life Operations investment portfolio, which had a fair value of $6.7 billion as at September 30, 2009. Of this, $371.8 million of gross unrealized losses related to $1.9 billion of exposures to corporate financial institutions including Tier One and Upper Tier Two securities. During the quarter ended September 30, 2009, as a result of a substantial rally on financial credit spreads, the gross unrealized loss position has declined substantially. At September 30, 2009, this portfolio had an average interest rate duration of 8.8 years, primarily denominated in U.K. Sterling and Euros. As a result of the long duration, significant gross losses have arisen as the fair values of these securities are more sensitive to prevailing government interest rates and credit spreads. This portfolio has limited turnover as it is matched to corresponding long duration liabilities. A hypothetical parallel increase in interest rates and credit spreads of 50 and 25 basis points, respectively, would increase the unrealized losses related to this portfolio at September 30, 2009 by approximately $282 million and $104 million, respectively. Credit spreads have improved significantly in the first three quarters of 2009. Given the long term nature of this portfolio, and the level of credit spreads as at September 30, 2009 relative to historical averages within the U.K. and Euro-zone as well as the Company’s liquidity needs at September 30, 2009, the Company believes that these assets will continue to be held until such time as they mature, or credit spreads revert to levels more consistent with historical averages.

•

gross unrealized losses of $354.4 million related to the corporate holdings within the Company’s non-life operations fixed maturity portfolios, which had a fair value of $7.2 billion as at September 30, 2009. During the quarter ended September 30, 2009, as a result of declining credit spreads, the gross unrealized losses on these holdings has declined substantially. The Company believes these unrealized losses are a function of the currently elevated levels of corporate credit spreads in the U.S. and globally, which spiked particularly during the third and fourth quarters of 2008 and have continued to be at elevated levels, resulting in a severely depressed level of valuations. Credit spreads have improved significantly in the first three quarters of 2009. Despite the recent rally, corporate credit spreads remain at elevated levels relative to historical averages. The Company continues to believe that the gross unrealized losses are a reflection of a severe premium being charged by the market for credit, rather than fundamental deterioration in the debt service capabilities of the issuers.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Investments (Continued)

Of the gross unrealized losses noted above, $153.5 million relate to medium term notes primarily supported by pools of investment grade European corporate bonds leveraged by a factor of 0.41 (i.e. $141 of bonds held for every $100 of note). Management believes that expected cash flows from these bonds are sufficient to support the remaining reported amortized cost.

•

gross unrealized losses of $607.9 million related to the Topical Asset portfolio (which consists of the Company’s holdings of sub-prime non-agency securities, second liens, ABS CDOs with sub-prime collateral as well as Alt-A mortgage exposures (“Topical Assets”)), which had a fair value of $774.0 million as at September 30, 2009. The Company undertook a security level review of these securities and recognized charges to the extent it believed the discounted cash flow value of any security was below its amortized cost. The Company has recognized realized losses on this portfolio, consisting of charges for OTTI and realized cumulative losses from sales, of approximately $842.0 million since the beginning of 2007 and through September 30, 2009 on these asset classes. The Company purchased a number of these assets to support certain previously written GIC and funding agreement contracts and has previously announced its intention to reduce its exposure to these asset classes as part of its strategic portfolio realignment. The Company believes that based on market conditions and liquidity needs at September 30, 2009, this reduction will be realized through natural cash flows of the portfolio, and limited selective sales, rather than selling these assets into markets which continue to be illiquid and not reflective of the discounted cash flow value of these assets. The weighted average term-to-maturity of the sub-prime and Alt-A residential holdings within this portfolio at September 30, 2009 were 4.1 years and 4.2 years, respectively. The Company, based on current market conditions and liquidity needs as at September 30, 2009 as well as its assessment of the holdings, believes it will continue to hold these securities until either maturity, or a return of liquidity and valuations more reflective of the discounted cash flow value of these holdings.

•

gross unrealized losses of $491.5 million related to the non-life portfolio of Core CDO holdings (defined by the Company as investments in non-mortgage collateralized debt obligations), which consisted primarily of CLOs and had a fair value of $569.1 million as of September 30, 2009. The Company undertook a security level review of these securities and recognized charges to the extent it believed the discounted cash flow of the security was below the amortized cost. The Company believes that the level of impairment is primarily a function of historically wide spreads in the CLO market during the period, driven by the high level of illiquidity in this market. The Company purchased a number of these assets to support the previously written GIC and funding agreement contracts and has announced its intention to reduce its exposure to this asset class over time as a part of its strategic portfolio realignment. The Company, based on current market conditions and liquidity needs as well as its assessment of the holdings, believes it is likely that the Company will continue to hold these securities until either maturity or a recovery of value, following which the Company intends to reduce its exposure to this asset class.

•

gross unrealized losses of $144.3 million related to the non-life portion of commercial mortgage-backed securities (“CMBS”) holdings, which had a fair value of $1.6 billion as at September 30, 2009. The Company’s holdings in CMBS are 84.7% rated AAA. The Company believes that the currently depressed pricing, which represents approximately 89.7% of the par value of the securities, is directly related to the 783 basis point widening in credit spreads within this market since the beginning of 2008, as a result of the heightened risk premium attached to property collateral. Credit spreads have improved significantly in the first three quarters of 2009. The Company’s portfolio is highly diversified, has limited delinquencies and has experienced limited downgrades.

•

gross unrealized losses of $179.7 million related to the Company’s holdings in non-agency RMBS secured by prime mortgages which had a fair value of $730.9 at September 30, 2009. In the U.S., the average price on these securities declined to approximately 80.9% of par value at September 30, 2009, reflecting concerns over rising unemployment in the U.S. and the potential impact on previously high quality borrowers to meet their obligations. The Company undertook a security level review of these securities and recognized charges to the extent it believed the discounted cash flow of any security was below its amortized cost.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Investments (Continued)

Management, in its assessment of whether securities in a gross unrealized loss position are temporarily impaired, considers the significance of the impairments. The Company had securities with gross unrealized losses of $705.1 million, with a fair value of $339.2 million, which as at September 30, 2009 were impaired by greater than 50% of amortized costs. The Company has evaluated each of these securities in conjunction with its investment managers and believes it is probable that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost, and believes that the current levels of impairments are a function of the currently extremely elevated levels of credit spreads.

Structured credit securities with gross unrealized losses representing greater than 50% of amortized cost represent $689.3 million of gross unrealized losses, with a fair value of $326.7 million. Of these gross unrealized losses, $238.0 million are rated investment grade. The Company has evaluated each of these holdings on a security-by-security basis in conjunction with its investments managers and utilizing additional corroborative modeling techniques, and believes these securities will fund sufficient principal and interest payments to exceed current amortized cost. These securities include $192.5 million of Topical assets, $100.7 million of Core CDOs, $18.7 million of prime RMBS and $7.6 million of CMBS holdings.

Corporate securities with gross unrealized losses representing greater than 50% of amortized cost represent $15.8 million of gross unrealized losses, with a fair value of $12.5 million. Of these gross unrealized losses, $7.5 million are rated investment grade. Gross unrealized losses of $11.3 million are related to holdings of financial issuers, with the majority ($10.1 million) representing hybrid instruments. The Company believes these are high-grade issuers which will continue to service their principal and interest obligations.

The Company recorded net impairment charges of $321.7 million and $691.7 million for the quarter ended September 30, 2009 and for the nine months ended September 30, 2009, respectively. The significant assumptions and inputs associated with these securities consist of:

•

For corporate securities, excluding medium term notes backed primarily by investment grade European corporate bonds, the Company recorded net impairments totaling $12.5 million and $146.6 million for the quarter ended September 30, 2009 and for the nine months ended September 30, 2009, respectively, excluding medium term notes. The impairment charges consisted of below-investment grade securities, where the Company believes the current fair value is representative of likely recoveries following default, below-investment grade hybrids, where the Company considered impairment factors consistent with an equity impairment model, along with a debt impairment model, and accordingly recorded impairment charges to fair value, or securities in an unrealized loss position that management intends to sell.

In addition the Company recorded impairments totaling $209.5 million for the quarter ended September 30, 2009 and for the nine months ended September 30, 2009 in relation to medium term notes backed primarily by investment grade European corporate bonds. Management has concluded that, following recent credit spread movements during 2009, future yields within the supporting collateral were not sufficient to support the previously reported amortized cost.

•

For structured credit securities, the Company recorded net impairments of $89.5 million and $308.4 million for the quarter ended September 30, 2009 and for the nine months ended September 30, 2009, respectively. The Company determined that the likely recovery on these securities was below the carrying value, and accordingly impaired the securities to the discounted value of the cash flows of these securities, or in certain instances fair value to the extent that the fair value was believed to be more representative of recoverable value given the extreme illiquidity within structured credit markets.

•

For equity securities, the Company recorded net impairments of $10.2 million and $27.2 million for the quarter ended September 30, 2009 and for the nine months ended September 30, 2009, respectively, primarily representing securities in an unrealized loss position that management intends to sell.

•

Of the OTTI, there were no charges related to changes of intent-to-hold for the quarter ended September 30, 2009. For the nine months ended September 30, 2009, $147.7 million related to changes of intent-to-hold, primarily representing exchanges of hybrid securities, and as part of the fourth quarter 2008 restructuring charge.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Investments (Continued)

Included in the gross unrealized losses associated with the Company’s corporate portfolio are gross unrealized losses of $88.5 million related to Tier One and Upper Tier Two perpetual preferred securities that have been rated below investment grade by at least one major rating agency. Of this total, $3.8 million have gross unrealized losses representing greater than 50% of amortized cost. The Company has completed its review of this portfolio and believes, at this time, that these impairments remain temporary in nature. The primary basis for this conclusion was the analysis of the fundamentals of these securities using a debt-based impairment model, which indicated these securities continue to meet their obligations, and the issuer has the ability to call these obligations at their call date. In addition, as these securities are below investment grade, the Company considered these securities using an equity-impairment model. Factors that were considered and supported that these impairments were temporary included that the vast majority of these securities had only recently been rated below-investment-grade beginning in first quarter of 2009, in certain cases alternative ratings were available that indicated these securities remained investment grade, or the securities were only slightly below investment-grade. At September 30, 2009, the Company believes that it is likely that the fair values of these securities will ultimately increase to equal the cost basis over a reasonable period of time. However, there is a high degree of judgment in reaching this conclusion, including an assessment of how various governments will treat the perpetual preferred shareholding in the event of governmental intervention in these institutions’ operations or management’s decision to defer calls or coupons. Management will closely monitor the developments related to these securities and will consider these developments as a part of OTTI assessments in future quarters.

The following represents an analysis of net realized gains (losses) on investments:

(U.S. dollars in thousands) (Unaudited)	Three Months Ended September 30, 2009 (Unaudited)	Nine Months Ended September 30, 2009 (Unaudited)
Gross realized gains	$52,537	$337,791
Gross realized losses	(378,057)	(995,678)

Net realized (losses) on investments	(325,520)	(657,887)

As discussed in Note 2, a portion of certain OTTI losses on fixed maturity securities and short term investments are recognized in “Other comprehensive income (loss)” (“OCI”). Under final authoritative accounting guidance effective April 1, 2009, the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors (i.e., interest rates, market conditions, etc.) is recorded as a component of other comprehensive income (loss). The net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, and the corresponding changes in such amounts.

Three Months Ended September 30, 2009 (U.S. dollars and shares in thousands) (Unaudited)	OTTI related to Credit Losses recognized in earnings (Unaudited)
Balance, June 30, 2009	$225,178
Credit loss impairment recognized in the current period on securities not previously impaired	253,992
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(13,073)
Credit loss impairments previously recognized on securities impaired to fair value during the period	—
Additional credit loss impairments recognized in the current period on securities previously impaired	56,028
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	3,554

Balance, September 30, 2009	$525,679

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Investments (Continued)

Nine Months Ended September 30, 2009 (U.S. dollars and shares in thousands) (Unaudited)	OTTI related to Credit Losses recognized in earnings (Unaudited)
Balance, January 1, 2009	$—
Credit losses remaining in retained earnings related to adoption of new authoritative OTTI guidance	187,773
Credit loss impairment recognized in the current period on securities not previously impaired	267,586
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(17,250)
Credit loss impairments previously recognized on securities impaired to fair value during the period	—
Additional credit loss impairments recognized in the current period on securities previously impaired	84,016
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	3,554

Balance, September 30, 2009	$525,679

The Company previously participated in a securities lending program operated by a third party banking institution, whereby certain assets were loaned out and for which the Company earned an incremental return. During the second quarter of 2009, the Company discontinued its participation in this program, and no longer holds any collateral, has no remaining liabilities to the borrowers of the securities. Prior to discontinuation, for securities on loan, the lending agent received cash collateral generally worth 102 to 105% of the loaned securities which must be returned to the borrower upon return of the securities and which in the meantime is invested in a collateral pool managed by the banking institution. The collateral pool was subject to written investment guidelines with key objectives which included safeguard of principal and adequate liquidity to meet anticipated needs with a maximum weighted average maturity of ninety days. At September 30, 2009 and December 31, 2008, nil and $238.5 million, respectively, of securities included in investments available for sale were loaned to various counterparties through the securities lending program. The cash collateral received as at September 30, 2009 and December 31, 2008 was nil and $242.8 million respectively. At September 30, 2009 and December 31, 2008, the value of the Company’s share of the collateral pool and investments available-for-sale held was nil and $231.0 million, respectively, in connection with these loans, and is included in cash and cash equivalents and investments available-for-sale, with a corresponding liability reflected in net payable for investments purchased.

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

The outstanding payment obligation is recorded in Other Investments at an estimated fair value of $128.1 million, pays a coupon of 3.5%, and will be accreted to $150 million over the 11.5 year term of the payment obligation. The difference between the estimated fair value of the Obligation and the cost of that Obligation at the time of the transaction was approximately $21.9 million and is recorded in Other Assets along with $2.5 million in related fees. This difference is being amortized in relation to the earning of the underlying policies written. $3.2 million of amortization was recorded during the three and nine months ended September 30, 2009, and accordingly $21.2 million remains as at September 30, 2009.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Derivative Instruments

The Company enters into derivative instruments for both risk management and speculative purposes. The Company is exposed to potential loss from various market risks, and manages its market risks based on guidelines established by management. The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value with the changes in fair value of derivatives shown in the consolidated statement of income as “net realized and unrealized gains and losses on derivative instruments” unless the derivatives are designated as hedging instruments. The accounting for derivatives which are designated as hedging instruments is described in Note 2(c), “Significant Accounting Policies – Derivative Instruments”.

The following table summarizes information on the location and gross amounts of derivative fair values contained in the consolidated balance sheet as at September 30, 2009:

As at September 30, 2009	Asset Derivatives			Liability Derivatives
(U.S. dollars in thousands) (Unaudited)	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts (1)	Other assets	$2,169,642	$287,124	Other Liabilities	$(96,948)	$(9,254)

Total derivatives designated as hedging instruments		$2,169,642	$287,124		$(96,948)	$(9,254)

Derivatives not designated as hedging instruments:
Investment Related Derivatives:
Interest rate exposure	Other assets	$120,472	$11,102	Other Liabilities	$—	$—
Foreign exchange exposure	Other assets	267,199	7,603	Other Liabilities	156,370	(8,180)
Credit exposure	Other assets	304,850	15,670	Other Liabilities	662,116	(13,899)
Financial market exposure	Other assets	297,245	2,670	Other Liabilities	5,000	(34)
Financial Operations Derivatives:
Credit exposure	Other assets	—	—	Other Liabilities	279,191	(12,224)
Other Non-Investment Derivatives:
Contingent capital facility	Other assets	350,000	—	Other Liabilities	—	—
Guaranteed minimum income benefit contract	Other assets	—	—	Other Liabilities	97,747	(27,361)
Modified coinsurance funds withheld contract	Other assets	—	—	Other Liabilities	75,964	(208)
Foreign exchange exposure	Other assets	—	—	Other Liabilities	—	—
Weather and Energy Derivatives:
Structured weather risk management products	Other assets	—	—	Other Liabilities	—	—
Power generation outage contracts	Other assets	—	—	Other Liabilities	—	—

Total derivatives not designated as hedging instruments		$1,339,766	$37,045		$1,276,388	$(61,906)

(1)	The company holds net cash collateral related to these derivative assets of $201.6 million. The collateral balance is included within cash and cash equivalents and the corresponding liability to return the collateral has been offset against the derivative asset within the balance sheet as appropriate under the netting agreement.

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

As at September 30, 2009, a portion of the Company’s liabilities are hedged against changes in the applicable designated benchmark interest rate. In addition, interest rate swaps are used to hedge the changes in fair value of certain fixed rate liabilities and fixed maturity securities due to changes in the designated benchmark interest rate.

The following table provides the total impact on earnings relating to derivative instruments formally designated as fair value hedges along with the impacts of the related hedged items for the three and nine months ended September 30, 2009:

	Three Months Ended September 30, 2009 (Unaudited)
(U.S. dollars in thousands)	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) on Hedged Item Recognized in Income Attributable to Risk Being Hedged	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives designated as fair value hedges and related hedged items:
Interest rate exposure	Net realized and unrealized gains (losses) on derivatives	$(26,826)	$—	$(4,301)
Interest rate exposure	Net investment income	3,373	—	—
Interest rate exposure	Interest Expense	8,422	—	—
Deposit liabilities	Net realized and unrealized gains (losses) on derivatives	—	37,275
Fixed maturity securities	Net realized and unrealized gains (losses) on derivatives	—	742	—
Notes payable and debt	Net realized and unrealized gains (losses) on derivatives	—	(6,890)	—

Total		$(15,031)	$31,127	$(4,301)

	Nine Months Ended September 30, 2009 (Unaudited)
(U.S. dollars in thousands)	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) on Hedged Item Recognized in Income Attributable to Risk Being Hedged	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives designated as fair value hedges and related hedged items:
Interest rate exposure	Net realized and unrealized gains (losses) on derivatives	$162,726	$—	$(1,460)
Interest rate exposure	Net investment income	8,891	—	—
Interest rate exposure	Interest Expense	21,549	—	—
Deposit liabilities	Net realized and unrealized gains (losses) on derivatives	—	(145,361)	—
Fixed maturity securities	Net realized and unrealized gains (losses) on derivatives	—	(9,015)	—
Notes payable and debt	Net realized and unrealized gains (losses) on derivatives	—	(6,890)	—

Total		$193,166	$(161,266)	$(1,460)

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Derivative Instruments (Continued)

(b) Derivative Instruments Designated as Cash Flow Hedges

During March 2007, the Company entered into an interest rate swap agreement in anticipation of the issuance of the 2027 Senior Notes, as described in Note 16, “Notes Payable and Debt Financing Arrangements” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. This transaction, which met the requirements of a cash flow hedge of a forecasted transaction accounting guidance for derivative instruments and hedging activities, was entered into to mitigate the interest rate risk associated with the subsequent issuance of the 2027 Senior Notes. The gain on the settlement of the swap transaction on May 2, 2007 of $3.8 million was credited to AOCI and is being amortized to interest expense over the 20-year term of the related debt. In addition, the Company entered into a treasury rate guarantee agreement in anticipation of the issuance of $300.0 million of 5.25% Senior Notes due September 15, 2014 during 2004. The loss on the settlement of the treasury rate guarantee transaction on August 18, 2004 of $6.3 million was charged to AOCI and is being amortized to interest expense over the 10-year term of the related debt. The impact on earnings relating to these derivative instruments formally designated as cash flow hedges for the three and nine months ended September 30, 2009 was an increase to interest expense of $0.1 million and $0.3 million, respectively.

(c) Derivative Instruments Not Formally Designated as Hedging Instruments

The following table provides the total impact on earnings relating to derivative instruments not formally designated as hedging instruments under authoritative accounting guidance. The impacts are all recorded through Net realized and unrealized gains (losses) on derivatives in the income statement.

(U.S. dollars and shares in thousands) (Unaudited)	Amount of Gain (Loss) Recognized in Income on Derivative
	Three months ended September 30, 2009	Nine months ended September 30, 2009
Derivatives not designated as hedging instruments:
Investment Related Derivatives:
Interest rate exposure	$13,515	$19,139
Foreign exchange exposure	1,666	10,180
Credit exposure	(14,485)	(41,729)
Financial market exposure	1,310	3,637
Financial Operations Derivatives:
Credit exposure	(5,275)	3,979
Other Non-Investment Derivatives:
Contingent capital facility	(2,075)	(6,158)
Guaranteed minimum income benefit contract	800	192
Modified coinsurance funds withheld contract	(354)	(330)
Weather and Energy Derivatives:
Structured weather risk management products	66	2,979
Power generation outage contracts	—	—

Total derivatives not designated as hedging instruments	(4,832)	(8,111)
Amount of gain (loss) recognized in income from ineffective portion of fair value hedges	(4,301)	(1,460)

Net realized and unrealized gains (losses) on derivative instruments	$(9,133)	$(9,571)

The Company’s objectives in using these derivatives are explained in sections (c) and (d) of this note below.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Derivative Instruments (Continued)

(c)(i) Investment Related Derivatives

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

(c)(ii) Financial Operations Derivatives – Credit Exposure

The Company held credit derivative exposures through a limited number of contracts written as part of the Company’s previous financial lines businesses, and through the Company’s prior reinsurance agreements with Syncora, as described below. Following the secondary sale of Syncora common shares, the Company retained some credit derivative exposures written by Syncora and certain of its subsidiaries through reinsurance agreements that had certain derivatives exposures embedded within them. The change in value of the derivative portion of the financial guarantee reinsurance agreements the Company had with Syncora was included in “Net (loss) income from operating affiliates.” Following the closing of the Master Agreement during August 2008, as described in Note 4, “Syncora Holdings Ltd.” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which terminated certain reinsurance and other agreements, these credit derivative exposures were eliminated by virtue of the commutation of the relevant reinsurance agreements.

As of September 30, 2009 and December 31, 2008 the remaining credit derivative exposures outside of the Company’s investment portfolio consisted of 2 and 23 contracts, respectively, written by the Company that provide credit protection on senior tranches of structured finance transactions with total insured contractual payments outstanding of $279.2 million ($248.8 million principal and $30.4 million interest), and $639.5 million ($499.5 million principal and $140.0 million of interest), weighted average contractual term to maturity of 6.3 years and 5.7 years, a total liability recorded of $12.2 million and $28.6 million, respectively, and

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Derivative Instruments (Continued)

(c)(iii) Financial Operations Derivatives – Credit Exposure (Continued)

an average rating of AA underlying obligations at each of September 30, 2009 and December 31, 2008. As of September 30, 2009, there were no reported events of default on the underlying obligations. Credit derivatives are recorded at fair value, which is determined using either models developed by the Company or third party prices and are dependent upon a number of factors, including changes in interest rates, future default rates, credit spreads, changes in credit quality, future expected recovery rates and other market factors. The change resulting from movements in credit and credit quality spreads is unrealized as the credit derivatives are not traded to realize this resultant value.

(c)(iv) Other Non-Investment Derivatives

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

(c)(v) Weather and Energy Derivatives

Prior to August 2008, the Company offered weather and energy risk management products in insurance or derivative form to end-users and managed the risks in the OTC and exchange traded derivative markets or through the use of quota share or excess of loss arrangements. However, as part of the Company’s strategy to focus on its core lines of business within its Insurance and Reinsurance segments, the Company closed this unit in August 2008 and ceased writing such weather and energy risk management products. Weather and energy derivatives are recorded at fair value, which is determined through the use of quoted market prices where available. Where quoted market prices are unavailable, the fair values are estimated using available market data and internal pricing models based upon consistent statistical methodologies. Estimating fair value of instruments that do not have quoted market prices requires management’s judgment in determining amounts that could reasonably be expected to be received from, or paid to, a third party in settlement of the contracts. The amounts could be materially different from the amounts that might be realized in an actual sale transaction. Fair values are subject to change in the near-term and reflect management’s best estimate based on various factors including, but not limited to, actual and forecasted weather conditions, changes in commodity prices, changes in interest rates and other market factors. The majority of existing weather and energy contracts expired at the end of 2008 with the remainder expiring during the third quarter of 2009.

(d) Contingent Credit Features

Certain derivatives agreements entered into by the Company or its subsidiaries contain rating downgrade provisions that permit early termination of the agreement by the counterparty if collateral is not posted following failure to maintain certain credit ratings from one or more of the principal credit rating agencies. If the Company were required to early terminate such agreements due to rating downgrade, it could potentially be in a net liability position at time of settlement. The aggregate fair value of all derivatives agreements containing such rating downgrade provisions that were in a liability position on September 30, 2009 was $16.8 million. The Company has not been required to post collateral under any of these agreements as of September 30, 2009.

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

12. Related Party Transactions

At September 30, 2009 and December 31, 2008, the Company owned non-controlling stakes in nine independent investment management companies (“Investment Manager Affiliates”) totaling $204.5 million and $211.7 million, respectively. The Company sought to develop relationships with specialty investment management organizations, generally acquiring an equity interest in the business. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates and through these funds and partnerships pay management and performance fees to the Company’s Investment Manager Affiliates.

In the normal course of business, the Company enters into certain quota share reinsurance contracts with a subsidiary of one of its other strategic affiliates, ARX Holding Corporation. During the quarter ended September 30, 2009, these contracts resulted in reported net premiums written of $1.0 million, net paid claims of $0.1 million and reported acquisition costs of $0.1 million. During the same period in 2008, these contracts resulted in reported net premiums written of $3.3 million, net paid claims of $8.2 million and reported acquisition costs of $12.6 million. Management believes that these transactions are conducted at market rates consistent with negotiated arms-length contracts.

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

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Variable Interest Entities

The Company utilizes variable interest entities both indirectly and directly in the ordinary course of business. The Company invests in equity tranches (or similar instruments) of CDOs, collateralized bond obligations (“CBOs”) and other investment vehicles that are issued through variable interest entities as part of the Company’s risk asset portfolio. Certain collateral facilities and contingent capital facilities are also structured using variable interest entities, in which the Company has a variable interest. The Company was not the primary beneficiary and therefore does not consolidate any of these entities. In addition, the Company does not believe that any of such interests would be characterized as significant to the Company. The Company considers the significance of its share of the entity’s expected losses and expected residual returns in relation to the Company’s consolidated results of operations, whether the Company holds a first loss portion in the entity, and the rating of its exposure and probability of loss.

14. Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2009	2008 (1)	2009	2008 (1)
Basic earnings per ordinary share and ordinary share equivalents:
Net income	$21,098	$(1,616,524)	$109,736	$(1,134,300)
Less: preference share dividends	(32,500)	(32,500)	(74,626)	(65,000)
Plus: gain on redemption of Series C Preference Ordinary shares	—	—	211,816	—

Net income available to ordinary shareholders	$(11,402)	$(1,649,024)	$246,926	$(1,199,300)

Weighted average ordinary shares outstanding	342,118	273,084	339,095	210,387
Basic earnings per ordinary share & ordinary share equivalents outstanding	$(0.03)	$(6.04)	$0.73	$(5.70)

Diluted earnings per ordinary share and ordinary share equivalents:
Net income	$21,098	$(1,616,524)	$109,736	$(1,134,300)
Less: preference share dividends	(32,500)	(32,500)	(74,626)	(65,000)
Plus: gain on redemption of Series C Preference Ordinary shares	—		211,816

Net income available to ordinary shareholders	$(11,402)	$(1,649,024)	$246,926	$(1,199,300)

Weighted average ordinary shares outstanding — basic	342,118	273,084	339,095	210,387
Impact of share based compensation and certain conversion features	502	—	254	—

Weighted average ordinary shares outstanding — diluted	342,620	273,084	339,349	210,387

Diluted earnings per ordinary share & ordinary share equivalents outstanding	$(0.03)	$(6.04)	$0.73	$(5.70)

Dividends per ordinary share	$0.10	$0.19	$0.30	$0.95

(1)	Basic and diluted earnings per ordinary share was adjusted for 2008 as noted below.

In June 2008, the FASB issued final authoritative guidance that addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic EPS pursuant to the two-class method described in EPS guidance. A share-based payment award that contains a non-forfeitable right to receive cash when dividends are paid to ordinary shareholders irrespective of whether that award ultimately vests or remains unvested shall be considered a participating security as these rights to dividends provide a non-contingent transfer of value to the holder of the share-based payment award. Accordingly, these awards should be included in the computation of basic EPS pursuant to the two-class method. Under the terms of the Company’s restricted stock awards, grantees are entitled to the right to receive dividends on the unvested portions of their awards. There is no requirement to return these dividends in the event the unvested awards are forfeited in the future. Accordingly, this guidance had an impact on the Company’s EPS calculations. The guidance was effective for the Company as of January 1, 2009. All prior period EPS data presented has been adjusted retrospectively to conform to the provisions of this guidance.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent (Continued)

The impact of the adoption of the final authoritative guidance on the earnings per share for the three and nine months ended September 30, 2008 was as follows:

	(Unaudited) Three Months Ended September 30,
(U.S. dollars in millions)	2008 – As adjusted	2008 – As originally reported
Weighted average ordinary shares and ordinary share equivalents outstanding – basic	273,084	270,844
Weighted average ordinary shares and ordinary share equivalents outstanding – diluted	273,084	270,844
Earnings per ordinary share and ordinary share equivalent – basic	$(6.04)	$(6.09)
Earnings per ordinary share and ordinary share equivalent – diluted	$(6.04)	$(6.09)

	(Unaudited) Nine Months Ended September 30,
(U.S. dollars in millions)	2008 – As adjusted	2008 – As originally reported
Weighted average ordinary shares and ordinary share equivalents outstanding – basic	210,387	208,437
Weighted average ordinary shares and ordinary share equivalents outstanding – diluted	210,387	208,437
Earnings per ordinary share and ordinary share equivalent – basic	$(5.70)	$(5.75)
Earnings per ordinary share and ordinary share equivalent – diluted	$(5.70)	$(5.75)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following is a discussion of the Company’s financial condition and liquidity and results of operations. Certain aspects of the Company’s business have loss experience characterized as low frequency and high severity. This may result in volatility in both the Company’s and an individual segment’s results of operations and financial condition.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that involve inherent risks and uncertainties. Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward-looking statements. These statements are based upon current plans, estimates and projections, all of which involve risk and uncertainty. Actual results may differ materially from those included in such forward-looking statements, and therefore undue reliance should not be placed on them. See “Cautionary Note Regarding Forward-Looking Statements” below for a non-exclusive list of factors that could cause actual results to differ materially from those contained in any forward-looking statement.

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

Executive Overview

See “Executive Overview” in Item 7 of the Company’s Form 10-K for the year ended December 31, 2008.

Results of Operations

The following table presents an analysis of the Company’s net income available to ordinary shareholders and other financial measures (described below) for the three months ended September 30, 2009 and 2008:

	(Unaudited) Three Months Ended September 30,
(U.S. dollars and shares in thousands, except per share amounts)	2009	2008 (1)
Net income (loss) available to ordinary shareholders	$(11,402)	$(1,649,024)
Earnings (loss) per ordinary share – basic	$(0.03)	$(6.04)
Earnings (loss) per ordinary share – diluted	$(0.03)	$(6.04)
Weighted average number of ordinary shares and ordinary share equivalents – basic	342,118	273,084
Weighted average number of ordinary shares and ordinary share equivalents – diluted	342,620	273,084

Change in fully diluted book value per share (2)	$4.95	$(21.74)

The following table presents an analysis of the Company’s net income available to ordinary shareholders and other financial measures (described below) for the nine months ended September 30, 2009 and 2008:

	(Unaudited) Nine Months Ended September 30,
(U.S. dollars and shares in thousands, except per share amounts)	2009	2008 (1)
Net income (loss) available to ordinary shareholders	$246,926	$(1,199,300)
Earnings per ordinary share – basic	$0.73	$(5.70)
Earnings per ordinary share – diluted	$0.73	$(5.70)
Weighted average number of ordinary shares and ordinary share equivalents – basic	339,095	210,387
Weighted average number of ordinary shares and ordinary share equivalents – diluted	330,349	210,387

Change in fully diluted book value per share (2)	$8.38	$(28.64)

(1)	Basic and diluted earnings per ordinary share were adjusted for 2008. For further information, see Note 14 to the Consolidated Financial Statements, “Computation of Earnings per Ordinary Share and Ordinary Share Equivalents.”
(2)	Fully diluted book value per ordinary share is a non-GAAP measure and represents book value per ordinary share combined with the impact from dilution of share based compensation including in-the-money stock options at any period end. The Company believes that fully diluted book value per ordinary share is a financial measure important to investors and other interested parties who benefit from having a consistent basis for comparison with other companies within the industry. However, this measure may not be comparable to similarly titled measures used by companies either outside or inside of the insurance industry.

The Company’s net income and other financial measures as shown below for the three and nine months ended September 30, 2009 have been affected by, among other things, the following significant items:

1) Impact of credit market movements on the Company’s investment portfolio;

2) Factors impacting the underwriting environment;

3) Favorable prior year reserve development; and

4) Redemption of a portion of the Company’s Series C Preference Ordinary Shares.

1) Impact of credit market movements on the Company’s investment portfolio

During the three months ended September 30, 2009, financial market conditions continued the significant improvement that started in the second quarter.

During the three month period ended September 30, 2009, credit spreads across most classes of fixed maturity investments tightened significantly combined with decreases in global interest rates. The net impact of the market conditions on the Company’s investment portfolio for the quarter resulted in a decrease in net unrealized losses on available-for-sale investments of $1.8 billion. This represents approximately a 3.6% appreciation on average assets for the quarter ended September 30, 2009. For the nine month period ended September 30, 2009, deterioration in the first three months was more than offset by large improvements for the remainder of the year to date. See Item 1A, “Risk Factors,” “Deterioration in the public debt and equity markets could lead to additional investment losses” and “We are exposed to significant capital markets risk related to changes in interest rates, credit spreads, equity prices and foreign exchange rates which may adversely affect the Company’s results of operations, financial condition or cash flows,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The following table provides further detail regarding the current quarter movement in the global credit markets, as well as in government interest rates using some sample market indices:

	Interest Rate Movement for the quarter ended September 30, 2009 (1) (‘+’/’-’ represents an increase/decreases in interest rates)	Credit Spread Movement for the quarter ended September 30, 2009 (2) (‘+’/’-’ represents a widening/narrowing of credit spreads)

United States	-24 basis points (5 year Treasury)	- 104 basis points (US Corporate A rated)
- 9 basis points (US Agency RMBS, AAA rated)
- 273 basis points (US CMBS, AAA rated)
United Kingdom	-10 basis points (10 year Gilt)	- 82 basis points (UK Corporate, AA rated)
Euro-zone	-9 basis points (5 year Bund)	- 95 basis points (Europe Corporate, A rated)

(1)	Source: Bloomberg Finance L.P.
(2)	Source: Merrill Lynch Global Indices

Net realized losses on investments of $325.5 million in the three months ended September 30, 2009 included net realized losses of approximately $321.7 million related to the write-down of certain of the Company’s fixed income, equity and other investments, where the Company determined that there was an other than temporary decline in the value of those investments. See below for further information.

$209.5 million in net realized losses related to impairments of medium term notes backed primarily by investment grade European corporate bonds, $5.6 million of impairments related to the impairments on certain Tier One and Upper Tier Two securities and $51.1 million related to credit impairments on securities with sub-prime and Alt-A collateral following indications that recovery rates on underlying mortgages were lower than previously estimated. The remaining impairment during the third quarter of 2009 was spread across the portfolio including equities, structured credit and other fixed income investments. Consistent with prior quarters, management continues to evaluate the impairment of the portfolio and satisfy itself that the remaining gross unrealized losses are temporary in nature.

2) Factors Impacting the Underwriting Environment

Market concerns around the Company’s financial condition continue to dissipate, although market conditions in general remain challenging due to general economic conditions and continuation of “soft market” pricing, seen over the last year.

Insurance

To date, 2009 renewal pricing in the Insurance segment has experienced a modest overall increase of 1% across the entire book as compared to a 6% decrease in rates for the same period a year ago. There has been a steady improvement in pricing throughout the year, resulting in full year increases in specialty lines of 2% and casualty lines of 1% being offset by a decrease of 1% in property lines while professional lines pricing has been flat. The impact of the ratings downgrade by Standard & Poors (“S&P”) in December 2008 has affected premiums particularly in certain longer tail lines, but this impact has continued to lessen throughout the year. Premium volumes have also been negatively impacted by global economic conditions, which drove ratable exposure bases down and reduced mergers and acquisitions activity. Additionally, the Company has exited certain lines of business and has been exposed to the ongoing efforts of risk managers to reduce concentrations of risk (limits) with all of their insurers. Partially offsetting these negative impacts has been the continued strengthening of retentions broadly in the Insurance segment during the third quarter, in particular in our professional lines and property books, coupled with solid new business growth.

The following table provides an analysis of gross premiums written, net premiums written and net premiums earned for the Insurance segment for the nine month periods ended September 30, 2009 and 2008:

	(Unaudited) Nine Months Ended September 30, 2009			(Unaudited) Nine Months Ended September 30, 2008
(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Casualty – professional lines	$975,088	$911,130	$945,737	$1,076,150	$981,802	$1,028,254
Casualty – other lines	772,826	463,732	492,507	1,076,292	671,775	645,873
Property catastrophe	(30)	1,758	1,758	(72)	(2,177)	268
Other property	519,105	262,110	325,870	765,042	411,413	390,081
Marine, energy, aviation, and satellite	508,039	402,215	431,412	594,577	472,630	480,527
Other specialty lines (1)	450,046	367,045	475,332	645,832	544,907	492,337
Other (2)	9,109	5,568	14,705	18,482	(23,894)	(20,184)
Structured indemnity	3,460	3,460	9,630	54,808	52,004	51,336

Total	$3,237,643	$2,417,018	$2,696,951	$4,231,111	$3,108,460	$3,068,492

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, specie, middle markets, and excess and surplus lines.
(2)	Other includes employers’ liability, surety, political risk and other lines.

Reinsurance

Across the Reinsurance segment, market conditions during the first nine months of 2009 remained stable, with the majority of classes experiencing flat rate movement. US property catastrophe margins improved as rates increased by 11% on an exposure adjusted basis. Non-US catastrophe rates were flat to up 5%, however Asia rates increased 25% following recent loss activity. Non-catastrophe property lines of business showed flat rates for the year to date. Loss activity provided momentum to increase aviation rates by 15% across the sector.

US casualty rates were flat to down 5%, while non-US casualty rates were flat where the market remained disciplined. July 1 is one of the main renewal periods for Latin American business and substantial capacity in the market for most lines, terms and conditions remained firm in the region.

The following table provides an analysis of gross premiums written, net premiums written and net premiums earned for the Reinsurance segment for the nine month periods ended September 30, 2009 and 2008:

	(Unaudited) Nine Months Ended September 30, 2009			(Unaudited) Nine Months Ended September 30, 2008
(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Casualty – professional lines	$146,073	$146,073	$156,364	$205,409	$205,388	$194,593
Casualty – other lines	190,567	185,197	192,896	317,083	308,310	328,581
Property catastrophe	353,073	301,346	231,471	390,943	275,948	243,988
Other property	797,309	516,981	417,898	878,114	527,322	491,607
Marine, energy, aviation, and satellite	83,821	80,062	64,011	105,984	99,467	95,551
Other (1)	147,741	124,631	131,519	220,827	191,410	159,129
Structured indemnity	7,400	7,400	6,205	37,629	37,629	4,649

Total	$1,725,984	$1,361,690	$1,200,364	$2,155,989	$1,645,474	$1,518,098

(1)	Other includes employers’ liability, surety, political risk and other lines.

3) Favorable prior year reserve development

The Company incurred net favorable prior year reserve development in property and casualty operations for the three and nine month periods ended September 30, 2009 of $74.3 million and $254.0 million, respectively, compared to $92.8 million and $342.4 million, respectively, for the same periods in 2008. Reinsurance segment favorable development for the three and nine month periods ended September 30, 2009 accounted for $65.9 million and $204.5 million, respectively, of the favorable development in 2009, with the balance from the Insurance segment. For further details see the segment results in “Income Statement Analysis” below.

4) Redemption of a portion of the Company’s Series C Preference Ordinary Shares

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

Financial Measures

The following are some of the financial measures management considers important in evaluating the Company’s operating performance:

	(Unaudited) Three Months Ended September 30,
(U.S. dollars and shares in thousands, except ratios and per share amounts)	2009	2008
Underwriting profit (loss) – property and casualty operations	$88,279	$(95,392)
Combined ratio – property and casualty operations	93.2%	106.3%
Net investment income – property and casualty operations (1)	$211,781	$293,109
Annualized return on average shareholders’ equity	(0.6)%	NM *

*	NM – not meaningful

	(Unaudited) Nine Months Ended September 30,
(U.S. dollars and shares in thousands, except ratios and per share amounts)	2009	2008
Underwriting profit – property and casualty operations	$281,570	$140,820
Combined ratio – property and casualty operations	92.8%	96.9%
Net investment income – property and casualty operations (1)	$672,437	$899,278
Annualized return on average shareholders’ equity	5.0%	NM	*

	(Unaudited) September 30, 2009	December 31, 2008
Book value per ordinary share	$23.88	$15.46
Fully diluted book value per ordinary share (2)	$23.84	$15.46

(1)	Net investment income relating to property and casualty operations does not include the net investment income related to the net results from structured products.
(2)	Fully diluted book value per ordinary share is a non-GAAP measure and represents book value per ordinary share combined with the impact from dilution of share based compensation including in-the-money stock options at any period end. The Company believes that fully diluted book value per ordinary share is a financial measure important to investors and other interested parties who benefit from having a consistent basis for comparison with other companies within the industry. However, this measure may not be comparable to similarly titled measures used by companies either outside or inside of the insurance industry.
*	NM – not meaningful

Underwriting profit – property and casualty operations

One way that the Company evaluates the performance of its insurance and reinsurance operations is the underwriting profit or loss. The Company does not measure performance based on the amount of gross premiums written. Underwriting profit or loss is calculated from premiums earned and fee income, less net losses incurred and expenses related to underwriting activities, plus unrealized foreign exchange gains and losses on underwriting balances. Underwriting profit in the nine month period ended September 30, 2009 is primarily reflective of the combined ratio discussed below.

Combined ratio – property and casualty operations

The combined ratio for property and casualty operations is used by the Company and many other insurance and reinsurance companies as another measure of underwriting profitability. The combined ratio is calculated from the net losses incurred and underwriting expenses as a ratio of the net premiums earned for the Company’s insurance and reinsurance operations. A combined ratio of less than 100% indicates an underwriting profit and greater than 100% reflects an underwriting loss. The Company’s combined ratio for the nine months ended September 30, 2009, is slightly lower than the same period in the previous year, primarily as a result of a decrease in the loss and loss expense ratio, partially offset by an increase in the underwriting expense ratio. The loss and loss expense ratio has declined as a result of lower levels of catastrophe losses in both the insurance and reinsurance segments and lower current year professional lines losses in the insurance segment partially offset by larger prior year reserve releases reported in 2008. The increased underwriting expense ratio has been driven largely by increases in operating expenses against lower net premiums earned. Operating expenses increased mainly as a result of the Company’s restructuring activities as described further below.

Net investment income – property and casualty operations

Net investment income related to property and casualty operations is an important measure that affects the Company’s overall profitability. The largest liability of the Company relates to its unpaid loss reserves, and the Company’s investment portfolio provides liquidity for claims settlements of these reserves as they become due. Thus, a significant part of the portfolio is invested in fixed income securities. Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates and credit spreads and changes in overall asset allocation. Net investment income related to property and casualty operations decreased by $226.8 million during the first nine months of 2009 as compared to same period in the prior year. Overall, portfolio yields have decreased because the portfolio mix has changed as a result of the settlement of the Company’s GIC liabilities during 2008. The property and casualty operations assumed a number of the floating rate securities that previously supported this business, which are more sensitive to the year-on-year decline in U.S. dollar short-term interest rates. In addition, the Company increased its allocation to lower yielding U.S. Treasuries, cash and agencies as a result of the continued de-risking of the portfolio and to increase liquidity.

Book value per ordinary share

Management also views the change in the Company’s book value per ordinary share as an additional measure of the Company’s performance. Book value per share is calculated by dividing ordinary shareholders’ equity by the number of outstanding ordinary shares at any period end. Book value per ordinary share is affected primarily by the Company’s net income (loss), by any changes in the net unrealized gains and losses on its investment portfolio, currency translation adjustments and also the impact of any share repurchase or issuance activity. Book value per ordinary share increased by $8.38 in the first nine months of 2009 as compared to a decrease of $28.64 in the first nine months of 2008. During the nine months ended September 30, 2009, there was a decrease in net unrealized losses of $2.1 billion, net of tax. Although there was significant quarter–to-quarter volatility, in aggregate the impact of tightening credit spreads combined with the benefit from declining interest rates resulted in overall increased book value. Book value was further increased by the issuance of 11,461,080 shares issued at $65.0 per share upon the maturity of the purchase contracts associated with the 7.0% Units, as such issuance was accretive to book value. In addition, book value per ordinary share increased as a result of net income available to ordinary shareholders of $246.9 million which included a $211.8 million gain associated with the purchase of a portion of the Company’s Series C Preference Ordinary Shares.

Annualized return on average ordinary shareholders’ equity

Annualized return on average ordinary shareholder’s equity (“ROE”) is another financial measure that management considers important in evaluating the Company’s operating performance. ROE is calculated by dividing the net income for any period by the average of the opening and closing ordinary shareholders’ equity. The Company establishes minimum target ROEs for its total operations, segments and lines of business. If the Company’s minimum ROE targets over the longer term are not met with respect to any line of business, the Company seeks to modify and/or exit these lines. In addition, the Company’s compensation of its senior officers is significantly dependent on the achievement of the Company’s performance goals to enhance shareholder value as measured by ROE (adjusted for certain items considered to be ‘non-operating’ in nature). For the first nine months of 2009, ROE was 13.7%, significantly higher than the same period in the prior year when it was negative, mainly as a result of the closing of the Master Agreement in August 2008 as described above. Shareholders’ equity increased over the past twelve months mainly as a result of the decreases in unrealized losses on investments and favorable foreign exchange translation adjustments during this period.

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

Simplify the Company’s Business Model and Enhance Risk Management

In relation to these objectives, certain initiatives that have taken place or are underway include the following:

•

Focus on P&C Businesses: As previously announced, the Company is focusing on those lines of business within its Insurance and Reinsurance segments that provide the best return on capital. As such, the Company will continue to be highly selective on new business, emphasize short-tail lines, where applicable, in the Company’s Reinsurance segment, exit other businesses (e.g., Casualty facultative business), and non-renew certain insurance programs. In addition, the Company completed a strategic review of its Life reinsurance business. In connection therewith, the Company announced that it sold renewal rights to a portion of its European life, accident and health reinsurance business, a relatively small block of business, and it will run-off its existing book of U.K. and Irish life and annuity business. In addition, during July 2009, the Company entered into an agreement to sell its U.S. life reinsurance business. The transaction is expected to close during the fourth quarter of 2009, subject to regulatory approvals and standard closing conditions.

•

Enterprise Risk Management: The Company is focused on enhancing its risk management capabilities throughout all facets of its operations. This initiative is led by the Company’s Chief Enterprise Risk Officer and is supported by, among others, the Company’s Enterprise Risk Management Committee (the “ERM Committee”) comprised of the most senior risk takers and managers of the Company. The ERM Committee will continue to assist with the efficient identification, assessment, monitoring and reporting of key risks across the Company.

•

Simplify Investment Portfolio Over Time: The Company has continued to reposition the Company’s investment portfolio to one that supports a P&C focused operation so that a) book value volatility, particularly related to credit spreads arising from the portfolio, is reduced, b) a reduction in lower rated corporate securities and financial issuers is achieved, c) exposure to CMBS is reduced and d) a reduction in asset classes such as sub-prime, Alt-A and Core CDO’s previously supporting the guaranteed investment contract and funding agreement businesses is achieved. Realignment will be achieved primarily through cash generated from bond maturities and coupon reinvestment, cash flow from business operations as well as certain opportunistic sales.

During the fourth quarter of 2008, the Company announced a charge on its investment portfolio for OTTI of $400.0 million in relation to impaired assets that it could no longer assert its intent to hold until recovery. During the first nine months of 2009, the Company has substantively completed the sales associated with this charge. These actions, combined with sales of securities at realized gains and natural cash flows and maturities from the portfolio, had the effect of reducing the Company’s exposure to the previously mentioned asset classes, and alternative investments, by $4.0 billion during the first nine months of 2009.

•

Reduction of Expenses to Reflect Simplified Business: In light of the changes in business strategy noted above and in response to the significant market and other events which impacted the Company throughout 2008, the Company implemented in the third quarter of 2008, and subsequently in the first quarter of 2009, expense reduction initiatives designed to streamline certain of its processes and functions and reduce the Company’s expense across all major geographic locations, with primary emphasis on corporate functions. In 2009, the Company expects to record a total of $2.7 million of restructuring charges associated with the restructuring efforts announced in the third quarter of 2008 and approximately $73.9 million associated with the restructuring efforts announced in the first quarter of 2009. Restructuring charges relate mainly to employee termination benefits as well as costs associated with ceasing to use certain leased property accounted for as operating leases. For further details see Note 5 to the Consolidated Financial Statements, “Restructuring and Asset Impairment Charges”.

Capital Management

Fundamental to supporting the Company’s business model is its ability to underwrite business, which is largely dependent upon the quality of its claims paying and financial strength ratings as evaluated by independent rating agencies. As a result, in the event that the Company is further downgraded, its ability to write business, as well as its financial condition and/or results of operations, could be adversely affected. See Item 1, “Business – Ratings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for further information regarding recent rating actions by the various rating agencies, as well as details regarding the Company’s financial strength and debt ratings.

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

Variable Interest Entities and Other Off-Balance Sheet Arrangements

At times, the Company has utilized variable interest entities (“VIEs”) both indirectly and directly in the ordinary course of the Company’s business. The Company invests in CDOs, and other investment vehicles that are issued through VIEs as part of the Company’s investment portfolio. The activities of these VIEs are generally limited to holding the underlying collateral used to service investments therein. Our involvement in these entities is passive in nature and we are not the arranger of these entities. The Company has not been involved in establishing these entities. The Company is not the primary beneficiary of these VIEs under paragraph 14 of ASC 810-10, “Consolidation of Variable Interest Entities” (“ASC 810-10”).

In addition, the Company has utilized variable interest entities in certain instances as a means of accessing contingent capital. The Company has utilized unconsolidated entities in the formation of contingent capital facilities. The Company’s interests in Stoneheath represents an interest in a variable interest entity under ASC 810-10, however, the Company is not the primary beneficiary under paragraph 14 of that guidance. Given that there are no contractual requirements or intentions to enter into additional variable interests in this entity; management considers the likelihood of consolidating Stoneheath in the future to be remote. For further information, see Note 18 to the Consolidated Financial Statements, “Off-Balance Sheet Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Segment Results for the three months ended September 30, 2009 compared to the three months ended September 30, 2008

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

Income Statement Analysis

Insurance

Insurance business written includes risk management, professional and other specialty lines. Risk management products comprise global property and casualty insurance programs for large multinational companies, including excess and umbrella liability, products recall, U.S. workers’ compensation, property catastrophe, and primary property and liability coverages. Specialty lines products include the following lines of business: environmental liability, aviation and satellite, marine and offshore energy insurance, fine art and specie, equine and other insurance coverages including program business. In addition, certain structured indemnity products previously structured by the XL Financial Solutions (“XLFS”) business, are included within the results of the Insurance segment, covering a range of insurance risks including property and casualty insurance, certain types of residual value exposures and other market risk management products.

The following table summarizes the underwriting results for this segment:

	(Unaudited) Three Months Ended September 30,
(U.S. dollars in thousands)	2009	2008	% Change
Gross premiums written	$1,022,178	$1,213,991	(15.8)%
Net premiums written	818,244	839,788	(2.6)%
Net premiums earned	905,350	1,041,740	(13.1)%
Net losses and loss expenses	630,324	830,789	(24.1)%
Acquisition costs	107,008	112,175	(4.6)%
Operating expenses	155,645	168,047	(7.4)%

Underwriting profit	$12,373	$(69,271)	NM *
Net fee income and other (1)	$(5,894)	$(1,980)	NM *
Net results – structured products	$3,852	$(14,591)	NM *

(1)	Net fee income and other includes operating expenses from the Company’s loss prevention consulting services business.
*	NM – not meaningful

Gross premiums written decreased by 15.8% during the three months ended September 30, 2009 compared with the three months ended September 30, 2008. The decrease was seen across all lines of business, except professional lines, due to a combination of factors including poor market and economic conditions impacting retention and new business opportunities, strategic decisions to exit specific lines of business and two managing general agency (“MGA”) contracts, fewer long term agreements and unfavorable foreign exchange rate impacts. As 2009 has progressed both retentions and new business volume have seen quarter to quarter improvement.

The increase in professional lines relates largely to US and European new business written in the third quarter, as well as retention ratios that were closer to historical levels. The decrease in casualty lines was driven primarily by lower retentions, a reduction in long term agreements and changes in terms and conditions. The decrease in specialty lines relates primarily to the decision to eliminate specific lines of business and two MGA contracts, partially offset by new business written in aerospace lines. Gross premiums written in property lines decreased both in Europe and the US due to lower retentions and a reduction in long term agreements, partially offset by new business opportunities.

Net premiums written decreased by 2.6% during the third quarter of 2009 as compared to same period in 2008 primarily as a result of the decrease in gross premiums written noted above, offset by the favorable effect of the timing of the renewal of ceded property treaties.

Net premiums earned decreased by 13.1% in the three month period ended September 30, 2009 compared with the three month period ended September 30, 2008. The decrease primarily resulted from the earn-out of overall lower net premiums written in the past twelve months.

The following table presents the ratios for this segment:

	(Unaudited) Three Months Ended September 30,
	2009	2008
Loss and loss expense ratio	69.6%	79.8%
Underwriting expense ratio	29.0%	26.8%

Combined ratio	98.6%	106.6%

The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Insurance segment for the three month periods ended September 30, 2009 and 2008:

	(Unaudited) Three Months Ended September 30,
(U.S. dollars in millions)	2009	2008
Property	$(23.1)	$(11.4)
Casualty and professional	12.1	3.9
Specialty and other	2.6	(2.6)
Structured indemnity	—	5.0

Total	$(8.4)	$(5.1)

Loss and loss expense ratio excluding prior year development	70.5%	80.2%

Loss and loss expense ratio excluding catastrophe losses and prior year development	68.9%	73.7%

Excluding prior year development, the loss ratio for the three months ended September 30, 2009 decreased by 9.7 loss percentage points as compared to the same period in 2008 due primarily to lower levels of large property risk and catastrophe losses occurring in the third quarter of 2009 and the impact of anticipated sub prime and credit related loss activity in 2008 partially offset by lower premium rate levels in certain lines.

Net favorable prior year development in the quarter ending September 30, 2009 totaled $8.4 million. The corresponding development in the prior year quarter was $5.1 million favorable.

•

For property lines, net prior year development during the third quarter of 2009 was $23.1 million favorable largely as a result of a lower than expected level of attritional claims across general property, energy and construction mostly from the European book of business.

•	For casualty lines, net prior year development during the third quarter of 2009 was $8.2 million unfavorable due to an increase in unallocated loss adjustment expenses for primary and excess casualty.

•

For professional lines, net prior year development during the third quarter of 2009 was $3.9 million unfavorable, primarily related to case reserve movements within US Errors and Omissions on both large and attritional losses.

•

For specialty lines, net prior year development during the third quarter is $2.6 million unfavorable relating to adverse incurred loss movements on mature discontinued lines with limited case and incurred but not reported reserve.

The increase in the underwriting expense ratio in the three months ended September 30, 2009, compared to the same period in 2008 was due to an increase in the acquisition expense ratio of 1.0 points (11.8% as compared to 10.8%) combined with an increase in the operating expense ratio of 1.2 points (17.2% as compared to 16.0%). The increase in the acquisition expense ratio was primarily as a result of changes in the mix of business. Operating expenses incurred in the third quarter of 2009 decreased by $12.4 million over the third quarter of 2008 as a result of the expense reduction initiatives announced in the third quarter of 2008 and first quarter of 2009, however the ratio increased due to a proportionately larger decrease in net premium earned.

Fee income decreased in the third quarter of 2009 as compared to the third quarter of 2008 primarily driven by a decline in engineering fees in property lines, coupled with other expenses related to professional lines due to certain costs associated with the National Indemnity facility entered into in June 2009.

Net results from structured insurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Net results from these contracts for the three months ended September 30, 2009 increased compared to the same period in 2008 mainly due to lower operating expenses in the current quarter and unfavorable reserve development on a deposit contract in the prior year quarter.

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

The following table summarizes the underwriting results for this segment:

	(Unaudited) Three Months Ended September 30,		% Change
(U.S. dollars in thousands)	2009	2008
Gross premiums written	$562,031	$685,984	(18.1)%
Net premiums written	376,875	418,126	(9.9)%
Net premiums earned	388,529	483,283	(19.6)%
Net losses and loss expenses	187,914	378,776	(50.4)%
Acquisition costs	81,971	79,205	3.5%
Operating expenses	42,738	51,423	(16.9)%

Underwriting profit	$75,906	$(26,121)	NM *
Net fee income and other (1)	578	7,606	NM *
Net results – structured products	$7,729	$7,699	0.4%

(1)	Net fee income and other includes operating expenses from the Company’s loss prevention consulting services business.
*	NM – not meaningful

Gross premiums written decreased by 18.1% in the third quarter of 2009 as compared to the third quarter of 2008. The decrease is a result of the Company’s focus on short-tail lines, cancellations and lost shares on certain accounts particularly in the North American property and casualty lines, lower premiums on the US agricultural program due to lower commodity prices and the exiting of the XLFS structured indemnity business in the third quarter of 2008. Partially offsetting these decreases were rate increases in certain lines of business including property catastrophe, marine and aviation lines.

Ceded premiums written decreased by 30.9% in the third quarter of 2009 as compared to the same quarter of the 2008 primarily due to the premium decrease related to the US agricultural program noted above which is largely retroceded and the cancellation and non-renewal of Cyrus Re II at December 31, 2008. Cyrus Re II previously assumed a 10% cession of certain lines of property catastrophe reinsurance and retrocession business underwritten by certain operating subsidiaries of the Company.

Net premiums written decreased by 9.9% in the third quarter of 2009 as compared to the same quarter of the prior year due to the decrease in gross premiums and the decrease in ceded premiums, both explained above.

Net premiums earned in the third quarter of 2009 decreased by 19.6% as compared to the third quarter of 2008. The decrease was a reflection of the overall reduction of net premiums written over the last 24 months.

The following table presents the ratios for this segment:

	(Unaudited) Three Months Ended September 30,
	2009	2008
Loss and loss expense ratio	48.4%	78.4%
Underwriting expense ratio	32.1%	27.0%

Combined ratio	80.5%	105.4%

The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Reinsurance segment for the three month periods ended September 30, 2009 and 2008:

	(Unaudited) Three Months Ended September 30,
(U.S. dollars in millions)	2009	2008
Property and other short-tail lines	$(30.5)	$(26.4)
Casualty and other	(35.4)	(61.3)

Total	$(65.9)	$(87.7)

Loss and loss expense ratio excluding prior year development	65.3%	96.5%

Loss and loss expense ratio excluding catastrophe losses and prior year development	61.2%	66.4%

Excluding prior year development, the loss ratio for the three months ended September 30, 2009 decreased by 31.2 loss percentage points as compared to the same period in 2008 with 30.1 loss ratio points attributable primarily to the impact of catastrophe losses occurring in 2008 compared to the third quarter of 2009 (4.1 points), including Hailstorm Wolfgang and Sumatra Earthquake/Tsunami and Typhoon Ketsana. 2008 catastrophes included losses related to Hurricanes Ike & Gustav and Hailstorm Detmold.

Net favorable prior year development for the quarter ended September 30, 2009 totaled $65.9 million. This represents less than 1% of the beginning net reserve. Gross prior year development was $70.7 million favorable for the same period.

•	Net favorable prior year development of $30.5 million for the short-tailed lines in the quarter and details of these by specific lines are as follows:

•	$14.1 million in favorable property catastrophe development due to reported losses coming in better than expected for 2005 European floods and Windstorm Erwin and for underwriting years 2007 and 2008.

•	$15.5 million in favorable property other development due to reported losses coming in better than expected across most underwriting years.

•	No material changes for marine and aviation lines as losses generally developed as expected in the quarter.

•	Net favorable prior year development of $35.4 million for the long-tailed lines in the quarter and details of these by specific lines are as follows:

•

$18.6 million in favorable development primarily for US and European professional portfolios. The US portfolio had favorable development of $8.6 million mainly due to favorable emergence in D&O non-proportional exposures in underwriting years 2003 through 2005. The European portfolio had releases of $10.0 million from the reduction in the market loss estimate on Enron combined with better than expected Professional Indemnity attritional activity for underwriting years 2006 and prior.

•	$10.6 million in releases for the other lines mainly from Latin America due to favorable emergence of Surety exposures and reserve reduction from underwriting year 2007.

•	$7.1 million in favorable casualty development due to net favorable development related primarily to the reinsurance-to-close of the 2006 year of account.

The increase in the underwriting expense ratio in the three months ended September 30, 2009, as compared with the three months ended September 30, 2008, of 5.1 points (32.1% as compared to 27.0%) was due to an increase in the operating expense ratio of 0.4 points (11.0% as compared to 10.6%) and an increase in the acquisition expense ratio of 4.7 points (21.1% as compared to 16.4%). The increase in the operating expense ratio was primarily as a result of higher operating expenses due to charges associated with the Company’s restructuring activities, against a lower level of net premiums earned. The increase in the acquisition expense ratio was primarily as a result of changes in the mix of business combined with higher profit-related commissions.

Net results from structured reinsurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Results from these products for the three months ended September 30, 2009 increased slightly compared to the same period in 2008 mainly due to lower operating expenses and favorable development in the liability interest rate hedges partially offset by adverse loss experience in the current quarter.

Life Operations

As noted above, the Company completed a strategic review of its Life reinsurance business which resulted in the Company selling the renewal rights to a portion of its European life, accident and health reinsurance business, a relatively small block of business, as well as ceasing to write new U.K. and Irish life and annuity business. In July 2009, the Company entered into an agreement to sell its U.S. life reinsurance business. The transaction is expected to close during the fourth quarter of 2009, subject to regulatory approvals and standard closing conditions. Business previously written by the Life Operations segment was primarily European life reinsurance and included term assurances, group life, critical illness cover, immediate annuities, disability income cover, and short-term life, accident and health business.

The following summarizes the contribution from this segment:

	(Unaudited) Three Months Ended September 30,		% Change
(U.S. dollars in thousands)	2009	2008
Gross premiums written	$156,870	$156,148	0.5%
Net premiums written	146,941	145,741	0.8%
Net premiums earned	151,840	169,608	(10.5)%
Claims and policy benefits	185,067	199,861	(7.4)%
Acquisition costs	23,867	25,499	(6.4)%
Operating expenses	5,903	7,864	(24.9)%
Fee income and other	62	75	(17.3)%
Net investment income	88,788	102,636	(13.5)%
Net realized (losses) gains on investments	(5,393)	(29,167)	NM *

Contribution from Life Operations	$20,460	$9,928	NM *

*	NM – Not meaningful

The following table is an analysis of the Life Operations gross premiums written, net premiums written and net premiums earned for the three month periods ended September 30, 2009 and 2008:

	(Unaudited) Three Months Ended September 30, 2009			(Unaudited) Three Months Ended September 30, 2008
(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Other Life	$114,414	$112,140	$117,037	$107,809	$106,076	$129,943
Annuity	42,456	34,801	34,803	48,339	39,665	39,665

Total	$156,870	$146,941	$151,840	$156,148	$145,741	$169,608

Gross premiums written relating to other life business increased by $6.6 million in the three months ended September 30 2009 as compared to the same period in 2008. The increase is mainly driven by new business volumes in the term assurance treaties, partially offset by unfavorable foreign exchange rate movements. Ceded premiums written for other life business increased by $0.5 million mainly as a result of short term life accident and health business, for which any residual 2009 renewals have been 100% retroceded in line with the sale of the renewal rights. There is also some impact from US business as more policies are above the retention. Gross premiums written relating to annuity business decreased by $5.9 million in the three months ended September 30, 2009, mainly due to negative exchange rate movements. Ceded premiums written for annuities also decreased slightly by $1.0 million, again due to exchange rate movements.

Net premiums earned in the third quarter of 2009 decreased 10.5% as compared to the third quarter of 2008. This decrease was consistent with the decrease in gross and net premiums written as described above, albeit impacted by the sale of the renewal rights to the European life, accident and health reinsurance business.

Claims and policy benefits decreased by $14.8 million or 7.4% in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, primarily as a result of favorable foreign exchange rate movements of $12.9 million, combined with a decrease in incurred losses associated with the short-term life, accident and health business. Changes in claims and policy benefits include the movement in policy benefit reserves related to other contracts (such as immediate annuities) where investment assets were acquired with the assumption of the policy benefit reserves at the inception of the contract.

For the three months ended September 30, 2009, acquisition costs decreased by 6.4% as compared to the same period in 2008, largely as a result of a decrease in business written associated with the short-term life, accident and health business combined with favorable foreign exchange rate movements. Operating expenses decreased by 24.9% in the third quarter of 2009 as compared to the same period in the prior year due mainly to corporate expenses which have not been allocated to life business in 2009. There are also impacts from lower compensation expenses as a result of overall lower staffing levels as well as from favorable foreign exchange rate movements in the third quarter of 2009.

Net investment income is included in the calculation of contribution from Life Operations, as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. Net investment income decreased by $13.8 million or 13.5% in the three months ended September 30, 2009, as compared to the same period in 2008, primarily as a result of lower investment yields, combined with foreign exchange movements offset by additional capital allocated to life operations.

See below for an analysis of the Company’s total realized losses on investments during the three months ended September 30, 2009.

Investment Activities

The following table illustrates the change in net investment income from property and casualty operations, net income from investment fund affiliates, net realized (losses) gains on investments and net realized and unrealized gains (losses) on investment derivative instruments for the three months ended September 30, 2009 and 2008:

	(Unaudited) Three Months Ended September 30,		% Change
(U.S. dollars in thousands)	2009	2008
Net investment income – property and casualty operations (1)	$211,781	$293,109	(27.7)%
Net income (loss) from investment fund affiliates (2)	42,288	(54,886)	NM	*
Net realized (losses) gains on investments (3)	(325,520)	(292,903)	11.1%
Net realized and unrealized gains (losses) on investment related and other derivative instruments	(9,133)	(58,454)	NM	*

(1)	Net investment income relating to property and casualty operations does not include the net investment income related to the net results from structured products.
(2)	The Company records the income related to alternative fund affiliates on a one month lag and the private investment fund affiliates on a three month lag in order for the Company to meet the accelerated filing deadlines.
(3)	Results up to March 31, 2009 include charges for OTTI related to the non-credit component of unrealized losses. From April 1, 2009, the non-credit component is excluded from realized losses.
*	NM – Not meaningful

Net investment income related to property and casualty operations declined in the third quarter of 2009 as compared to the third quarter of 2008 due primarily to declining portfolio yields. Portfolio yields decreased as yields earned on investment of cash flows and reinvestment of maturing or sold securities were generally lower than on securities previously held, as prevailing market interest rates, particularly in the U.S., decreased over the last year. In addition, the Company increased its holdings in lower-yielding cash, government and agency securities in connection with its portfolio de-risking efforts and to increase liquidity, and as a result of an allocation to floating rate securities previously supporting the GIC and funding agreement businesses which are sensitive to declines in short-term U.S. dollar interest rates.

Net income from investment fund affiliates increased in the third quarter of 2009 compared to the third quarter of 2008, due primarily to strong results from the Company’s alternative funds compared to a significant loss in the same period of 2008, as well as strong results from the Company’s private funds.

The Company manages its investment grade fixed income securities using an asset/liability management framework. Due to the unique nature of the underlying liabilities, customized benchmarks are used to measure investment performance and comparison to standard market indices is not meaningful. Investment performance is not monitored for certain assets primarily consisting of operating cash and special regulatory deposits. The following is a summary of the investment portfolio returns for the fixed income portfolios and other portfolios for the three months ended September 30, 2009 and 2008:

	(Unaudited) Three Months Ended September 30,
	2009 (1)	2008 (1)
Fixed Income portfolios
USD fixed income portfolio	4.7%	(3.7)%
GBP fixed income portfolio	9.9%	(0.9)%
EUR fixed income portfolio	5.9%	(0.4)%
Other portfolios
Alternative portfolio (2)	5.2%	(4.2)%
Equity portfolio	5.5%	(18.7)%
High-Yield fixed income portfolio	12.4%	(5.8)%

(1)	Portfolio returns are calculated by dividing the sum of net investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio. Performance is measured in either the underlying asset currency or the functional currency.
(2)	Performance on the alternative portfolio reflects the three months ended August 31, 2009 and August 31, 2008, respectively.

Net Realized Gains and Losses and Other than Temporary Impairments in the Value of Investments

Net realized losses for the quarter ended September 30, 2009 can be summarized as follows:

	(Unaudited) Three Months Ended September 30,
(U.S. dollars in thousands)	2009	2008
Net realized gains (losses) on investments sold	$(3,829)	$(40,284)
Other-than-temporary impairments on investments	(459,344)	(252,619)
Other-than-temporary impairments on investments transferred to other comprehensive income	137,653	—

Net impact from other-than-temporary impairments	(321,691)	(252,619)

Net realized gains (losses) on investments	$(325,520)	$(292,903)

For the quarter ended September 30, 2009, the Company recorded net impairment charges of $321.7 million. The significant assumptions and inputs associated with these securities consist of:

•

For corporate securities excluding medium term notes, the Company recorded net impairments totaling $12.5 million. The impairment charges consisted of below-investment grade securities, where the Company believes the current fair value is representative of likely recoveries following default, below-investment grade hybrids, where the Company considered impairment factors consistent with an equity impairment model, along with a debt impairment model, and accordingly recorded impairment charges to fair value, or securities in an unrealized loss position that management intends to sell.

In addition the Company recorded impairments totaling $209.5 million in relation to medium term notes backed primarily by investment grade European corporate bonds. Management has concluded that, following recent credit spread movements during 2009, future yields within the supporting collateral were not sufficient to support the previously reported amortized cost.

•

For structured credit securities, the Company recorded net impairments of $89.5 million. The Company determined that the likely recovery on these securities was below the carrying value, and accordingly impaired the securities to the discounted value of the cash flows of these securities, or in certain instances fair value to the extent that the fair value was believed to be more representative of recoverable value given the extreme illiquidity within structured credit markets.

•	For equity securities, the Company recorded net impairments of $10.2 million.

•	Of the OTTI, there were no charges related to changes of intent-to-hold.

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

Net Realized and Unrealized Gains and Losses on Derivatives

Net realized and unrealized gains on investment derivatives for the three months ended September 30, 2009 resulted from the Company’s investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments. For further information see Note 8 to the Consolidated Financial Statements, “Derivative Instruments”.

Other Revenues and Expenses

The following table sets forth other revenues and expenses for the three months ended September 30, 2009 and 2008:

	(Unaudited) Three Months Ended September 30,		% Change
(U.S. dollars in thousands)	2009	2008
Net income (loss) from operating affiliates (1)	$23,027	$(1,404,299)	NM	*
Exchange (gains) losses	(16,843)	(139,467)	NM	*
Amortization of intangible assets	465	1,386	(66.5)%
Corporate operating expenses	14,955	61,656	(75.7)%
Interest expense (2)	43,250	51,277	(15.7)%
Income tax expense	3,616	47,843	NM	*

(1)	The Company generally records the income related to certain operating affiliates on a three month lag.
(2)	Interest expense does not include interest expense related structured products as reported within the Insurance, Reinsurance and Corporate segments.
*	NM – Not meaningful

The following table sets forth the net income (loss) from operating affiliates for the three months ended September 30, 2009 and 2008:

	(Unaudited) Three Months Ended September 30,		% Change
(U.S. dollars in thousands)	2009	2008
Net income (loss) from financial operating affiliates	$(1,586)	$(1,417,526)	NM	*
Net income from investment manager affiliates	10,138	1,027	NM	*
Net income from other strategic operating affiliates	14,475	12,200	18.6%

Total net income (loss) from operating affiliates	$23,027	$(1,404,299)	NM	*

*	NM – Not meaningful

Equity earnings from financial operating affiliates increased during the three months ended September 30, 2009 as a result of the Company no longer owning any interest in Syncora. During the three months ended September 30, 2008 the company reported $1.42 billion in losses related to reinsurance and guarantee arrangements with Syncora.

Investment manager affiliate income increased during the third quarter of 2009 as compared to the same period in the prior year primarily as a result of the improved conditions for alternative asset managers in the second quarter of 2009 resulting in higher accrued fees.

Income from other strategic operating affiliates increased in the third quarter of 2009 as compared to the third quarter of 2008 mainly due to increased profits from the Company’s investment in an affiliate which writes largely direct U.S. homeowners insurance.

Foreign exchange gains in the quarter ended September 30, 2009 and September 30, 2008 were due primarily to the change in the value of the U.S. dollar against certain European currencies including the U.K. Sterling and the Euro on certain inter-company balances and net underwriting liability balances.

Corporate operating expenses in the three months ended September 30, 2009 decreased compared to the three months ended September 30, 2008 primarily as a result of cost savings achieved from restructuring activities implemented in 2008 and early 2009 as well as from lower professional fees recorded in the third quarter of 2008 associated with activities related to the Master Agreement that was executed in July 2008.

Interest expense for the three months ended September 30, 2009 as compared to the same period in 2008 was lower mainly as a result of lower interest associated with the retirement of the 2011 Senior Notes in February 2009 partially offset by interest associated with 8.25% senior notes which represent part of the 10.75% Equity Security Units issued in August 2008. For more information on the Company’s financial structure, see “Liquidity and Capital Resources.”

The decrease in the Company’s income taxes arose principally from the decrease in the profitability of the Company’s U.S. and European operations.

Segment Results for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Insurance

The following table summarizes the underwriting results for this segment:

	(Unaudited) Nine Months Ended September 30,		% Change
(U.S. dollars in thousands)	2009	2008
Gross premiums written	$3,237,643	$4,231,111	(23.5)%
Net premiums written	2,417,018	3,108,460	(22.2)%
Net premiums earned	2,696,951	3,068,492	(12.1)%
Net losses and loss expenses	1,844,322	2,169,423	(15.0)%
Acquisition costs	324,850	351,888	(7.7)%
Operating expenses	502,904	500,822	0.4%

Underwriting profit	$24,875	$46,359	(46.3)%
Net fee income and other (1)	$(10,114)	$(3,139)	NM *
Net results—structured products	$11,066	$(11,418)	NM *

(1)	Net fee income and other includes operating expenses from the Company’s loss prevention consulting services business.
*	NM – not meaningful

Gross premiums written decreased by 23.5% during the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008. The decrease was seen across all lines of business due to a combination of factors including poor market and economic conditions, impacts of the S&P downgrade in December 2008 which directly affected retention and new business opportunities, strategic decisions to exit specific lines of business and two MGA contracts, fewer long term agreements and unfavorable foreign exchange rate impacts. The renewal pricing has steadily improved throughout 2009, with an overall modest increase of 1% across the entire book.

Net premiums written decreased by 22.2% in the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008 primarily as a result of the decrease in gross premiums written noted above, combined with an overall increase in ceded reinsurance rates.

Net premiums earned decreased by 12.1% in the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008. The decrease primarily resulted from the factors affecting net premiums written noted above.

The following table presents the ratios for this segment:

	(Unaudited) Nine Months Ended September 30,
	2009	2008
Loss and loss expense ratio	68.4%	70.7%
Underwriting expense ratio	30.7%	27.8%

Combined ratio	99.1%	98.5%

The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year.

The following table summarizes the net (favorable) adverse prior year development relating to the Insurance segment for the nine month periods ended September 30, 2009 and 2008:

	(Unaudited) Nine Months Ended September 30,
	2009	2008
Property	$(37.7)	$(75.9)
Casualty and Professional	(43.7)	(58.0)
Specialty and Other	32.0	6.8
Structured Indemnity	—	5.0

Total	$(49.4)	$(122.1)

Loss and loss expense ratio excluding prior year development	70.2%	74.7%

Loss and loss expense ratio excluding catastrophe losses and prior year development	69.5%	69.4%

Net favorable period reserve release of $49.4 million for the nine months ended September 30, 2009 occurred largely in the third quarter for property lines, already described above, and in the second quarter for professional, casualty and specialty lines. For casualty lines, net prior year development during the nine months ended September 30, 2009 was $16.8 million unfavorable due to greater than expected reported loss activity relating to 2007 and 2008 years along with increases in unallocated loss adjustment expenses partially offset by favorable development in primary casualty lines from benign large loss experience on European business in the 2007 and 2008 years. For professional lines, net prior year development was $60.5 million favorable, primarily as a result of lower incurred activity than expected based on the Company’s prior valuation in US D&O lines, primarily for underwriting years 2003 to 2006. This release was partially offset by strengthening of reserves primarily in the 1999 to 2002 years to reflect the potential for more adverse claim activity in the non-U.S. business. For specialty lines, net prior year adverse development was $32.0 million due to deterioration in various lines and from discontinued specialty lines where the result of a full review of the Lloyd’s Accident & Health business incurred development was higher than implied by the Company’s selected benchmarks.

Excluding prior year development, the loss ratio for the nine months ended September 30, 2009 decreased by 4.5 loss percentage points as compared to the same period in 2008 due primarily to lower levels of large property risk and catastrophe losses occurring in 2009 combined with the impact of anticipated sub prime and credit related losses in 2008.

The increase in the underwriting expense ratio in the nine months ended September 30, 2009, compared to the same period in 2008 was due to an increase in the acquisition expense ratio of 0.5 points (12.0% as compared to 11.5%) combined with an increase in the operating expense ratio of 2.4 points (18.7% as compared to 16.3%). The increase in the acquisition expense ratio was primarily as a result of changes in the mix of business given the decreases in property and casualty lines which carry the lowest levels of acquisition cost. The increase in the operating expense ratio is attributable to the lower level of earned premium combined with the costs associated with the Company’s expense reduction initiatives announced in the third quarter of 2008 and first quarter of 2009 including changes to the Company’s previously communicated operational transformation program.

Fee income declined in the first nine months of 2009 as compared to the same period in 2008 mainly as a result of lower engineering fee income associated with the Company’s loss prevention consulting services business coupled with other expenses in professional lines due to the cost of the National Indemnity facility.

Net results from structured insurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Net results from these products for the nine months ended September 30, 2009 increased slightly compared to the same period in 2008 mainly due to the lower operating expenses of this run off line of business and favorable development in the liability interest rate hedges in place partially offset by lower net investment income as a result of lower yields combined with a smaller investment base.

Reinsurance

The following table summarizes the underwriting results for this segment:

	(Unaudited) Nine Months Ended September 30,		% Change
(U.S. dollars in thousands)	2009	2008
Gross premiums written	$1,725,984	$2,155,989	(19.9)%
Net premiums written	1,361,690	1,645,474	(17.2)%
Net premiums earned	1,200,364	1,518,098	(20.9)%
Net losses and loss expenses	543,827	979,620	(44.5)%
Acquisition costs	262,997	302,077	(12.9)%
Operating expenses	136,845	141,940	(3.6)%

Underwriting profit	$256,695	$94,461	NM *
Net fee income and other (1)	$3,174	$8,840	(64.1)%
Net results — structured products	$22,325	$21,102	5.8%

(1)	Net fee income and other includes operating expenses from the Company’s loss prevention consulting services business.
*	NM – not meaningful

Gross and net premiums written decreased by 19.9% and 17.2%, respectively, in the first nine months of 2009 as compared to the first nine months of 2008. The decrease in gross premiums written is mainly a result of the Company’s focus on short-tail lines, certain lost renewals and reduced shares as a result of the S&P ratings downgrade in December 2008, strategic decisions to exit certain lines of business and unfavorable foreign exchange rate movements. Partially offsetting these decreases were rate increases in certain lines of business including property catastrophe, marine and aviation lines. The decrease in net premiums written was due to the decrease in gross premiums written noted above partially offset by a reduction in ceded premiums in the three months ended September 30, 2009 as compared to the same period in 2008. This decrease was mainly as a result of the cancellation and non-renewal of Cyrus Re II at December 31, 2008 and a reduction in the ceded premium on the US agricultural program. Cyrus Re II previously assumed a 10% cession of certain lines of property catastrophe reinsurance and retrocession business underwritten by certain operating subsidiaries of the Company.

Net premiums earned decreased by 20.9% in the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008 primarily as a result of the decrease in gross and net premiums written, as noted above.

The following table presents the ratios for this segment:

	(Unaudited) Nine Months Ended September 30,
	2009	2008
Loss and loss expense ratio	45.3%	64.5%
Underwriting expense ratio	33.3%	29.3%

Combined ratio	78.6%	93.8%

The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Reinsurance segment for the nine month periods ended September 30, 2009 and 2008:

	(Unaudited) Nine Months Ended September 30,
(U.S. dollars in millions)	2009	2008
Property and other short-tail lines	$(124.7)	$(98.1)
Casualty and other	(80.8)	(120.8)
Structured Indemnity	1.0	(1.4)

Total	$(204.5)	$(220.3)

Loss and loss expense ratio excluding prior year development	62.3%	79.0%

Loss and loss expense ratio excluding catastrophe losses and prior year development	59.0%	65.2%

For the nine months ended September 30, 2009, property and other short-tail lines reserve releases were largely within property catastrophe and property risk portfolios while casualty reserve releases were largely within European casualty lines. Excluding prior year development, the loss ratio for the nine months ended September 30, 2009 decreased by 16.7% loss percentage points as compared to the nine months ended September 30, 2008 mainly as a result of lower levels of property catastrophe, property risk and marine losses during 2009 as well as a change in the mix of business toward shorter-tail lines of business. For the nine months ended September 30, 2008, casualty reserve releases were primarily within European casualty lines, while property and other short-tail lines reserve releases were attributable to Bermuda and North American operations, partially offset by unfavorable reserve development in Latin American operations.

The increase in the underwriting expense ratio in the nine months ended September 30, 2009, as compared with the nine months ended September 30, 2008, was due to an increase in both operating expense and acquisition expense ratios to 11.4% and 21.9%, respectively, as compared with 9.4% and 19.9%, in the nine months ended September 30, 2008. Despite the decrease in operating expenses, there was an increase in the operating expense ratio due to a greater percentage decrease in net premiums earned. The increase in the acquisition expense ratio relates to changes in the mix of business, increased commissions associated with the U.S. agricultural program as well as increased profit related commissions associated with certain Bermuda-based property catastrophe business.

Net results from structured reinsurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Net results from these products for the nine months ended September 30, 2009, increased slightly compared to the same period in 2008 mainly due to lower operating expenses of this run off line of business and favorable development in the liability interest rate hedges in place partially offset by lower net investment income as a result of lower yields combined with a smaller investment base.

Life Operations

The following summarizes the contribution from this segment:

	(Unaudited) Nine Months Ended September 30,		% Change
(U.S. dollars in thousands)	2009	2008
Gross premiums written	$442,693	$552,357	(19.9)%
Net premiums written	409,200	520,887	(21.4)%
Net premiums earned	429,625	502,125	(14.4)%
Claims and policy benefits	517,614	605,885	(14.6)%
Acquisition costs	66,490	75,448	(11.9)%
Operating expenses	14,013	25,246	(44.5)%
Net investment income	249,165	297,829	(16.3)%
Net fee income and other	236	275	(14.2)%
Net realized (losses) gains on investments	(131,706)	(22,419)	NM *

Contribution from Life operations	$(50,797)	$71,231	NM *

*	NM — not meaningful

The following table is an analysis of the Life Operations gross premiums written, net premiums written and net premiums earned for the nine month periods ended September 30, 2009 and 2008:

	(Unaudited) Nine Months Ended September 30, 2009			(Unaudited) Nine Months Ended September 30, 2008
(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Other Life	$322,985	$311,580	$332,004	$400,287	$396,514	$377,752
Annuity	119,708	97,620	97,621	152,070	124,373	124,373

Total	$442,693	$409,200	$429,625	$552,357	$520,887	$502,125

Gross premiums written relating to total life business decreased by $109.7 million in the nine months to September 30, 2009 as compared to the same period in 2008 mainly due to $81.4 million of lower renewal premiums associated with the short-term life, accident and health business as the renewal rights for this business were sold in late 2008. In addition, while premium growth of $25.7 million was experienced in the core underlying book of term assurance and critical illness business, unfavorable foreign exchange rate movements of $56.6 million more than offset such growth during the nine months to September 30, 2009. Partially offsetting these decreases was premium growth of $5.7 million related to U.S. life business. While gross premiums written decreased during the nine months ended September 30, 2009, ceded premiums written increased slightly by $2.0 million mainly as a result of a higher retrocession ratio associated with short-term life, accident and health business underwritten in the 2009 underwriting year, which occurred as part of the sale of the renewal rights as noted above.

Net premiums earned in the first nine months of 2009 decreased 14.4% as compared to the first nine months of 2008. This decrease was consistent with the decrease in gross and net premiums written as described above.

Claims and policy benefit reserves decreased by $88.3 million or 14.6% in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, primarily as a result of favorable foreign exchange rate movements of $73.1 million combined with a decrease in incurred losses associated with the short-term life, accident and health business and consistent with the decrease in gross premiums written associated with this business as noted above. Changes in claims and policy benefits include the movement in policy benefit reserves related to other contracts (such as immediate annuities) where investment assets were acquired with the assumption of the policy benefit reserves at the inception of the contract.

For the nine months ended September 30, 2009, acquisition costs decreased by 11.9% as compared to the nine months ended September 30, 2008, largely as a result of a decrease in business written associated with the short-term life, accident and health business combined with favorable foreign exchange rate movements. Operating expenses decreased by 44.5% in the first nine months of 2009 as compared to the first nine months of 2008 due mainly to corporate expenses that have not been allocated to life business in 2009, combined with lower compensation expenses as a result of overall lower staffing levels and favorable foreign exchange rate movements in 2009.

Net investment income is included in the calculation of contribution from Life Operations, as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets.

Net investment income decreased by $48.7 million or 16.3% in the nine months ended September 30, 2009, as compared to the same period in 2008, primarily as a result of unfavorable foreign exchange rate movements combined with lower investment yields offset by additional capital allocation to life operations.

See below for an analysis of the Company’s total realized losses on investments during the nine months ended September 30, 2009.

Investment Activities

The following table illustrates the change in net investment income from property and casualty operations, net income from investment affiliates, net realized gains on investments and net realized and unrealized gains on investment and other derivative instruments from property and casualty operations for the nine months ended September 30, 2009 and 2008:

	(Unaudited) Nine Months Ended September 30		% Change
(U.S. dollars in thousands)	2009	2008
Net investment income — property and casualty operations (1)	$672,437	$899,278	(25.2)%
Net income (loss) from investment affiliates (2)	52,481	(63,522)	NM	*
Net realized gains (losses) on investments (3)	(657,887)	(393,114)	NM	*
Net realized and unrealized gains (losses) on investment and other derivative instruments	(9,571)	(5,648)	NM	*

(1)	Net investment income relating to property and casualty operations does not include the net investment income related to the net results from structured products.
(2)	The Company records the income related to alternative fund affiliates on a one month lag and the private investment affiliates on a three month lag in order for the Company to meet the accelerated filing deadlines.
(3)	Results up to March 31, 2009 include charges for OTTI related to the non-credit component of unrealized losses. From April 1, 2009, the non-credit component is excluded from realized losses.
*	NM — Not meaningful

Net investment income related to property and casualty operations decreased in the nine months ended September 30, 2009 as compared to the same period in 2008 due primarily to declining portfolio yields. Portfolio yields decreased as yields earned on investment of cash flows and reinvestment of maturing or sold securities were generally lower than on securities previously held, as prevailing market interest rates, particularly in the U.S., decreased over the last year. In addition, the Company increased its holdings in lower-yielding cash, government and agency securities in connection with its portfolio de-risking efforts and to increase liquidity, and as a result of an allocation to floating rate securities previously supporting the GIC and funding agreement businesses which are sensitive to declines in short-term U.S. dollar interest rates.

Net income from investment fund affiliates increased in the first nine months of 2009 compared to the first nine months of 2008, due primarily to strong results from the Company’s alternative funds, in the first nine months of 2009 as compared to negative results in the same period of the prior year. These results were offset by a decline in the Company’s results from private investment funds, which reflect an aggregate deterioration in valuation in the first half of 2009 and fourth quarter of 2008.

The Company manages its investment grade fixed income securities using an asset/liability management framework. Due to the unique nature of the underlying liabilities, customized benchmarks are used to measure investment performance and comparison to standard market indices is not meaningful. Investment performance is not monitored for certain assets primarily consisting of operating cash and special regulatory deposits. The following is a summary of the investment portfolio returns for the fixed income portfolios and other portfolios:

	(Unaudited) Nine Months Ended September 30,
	2009 (1)	2008 (1)
Fixed income portfolios
USD fixed income portfolio	6.9%	(7.0)%
GBP fixed income portfolio	11.0%	(5.7)%
EUR fixed income portfolio	7.3%	(2.2)%

Other portfolios
Alternative portfolio (2)	13.0%	(0.1)%
Equity portfolio	(9.1)%	(27.8)%
High-Yield fixed income portfolio	41.9%	(9.2)%

(1)	Portfolio returns are calculated by dividing the sum of net investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio. Performance is measured in either the underlying asset currency or the functional currency.
(2)	Performance on the alternative portfolio reflects the six months ended August 31, 2009 and August 31, 2008, respectively.

Net Realized Gains and Losses and Other than Temporary Impairments in the Value of Investments

Net realized losses for the nine months ended September 30, 2009 can be summarized as follows:

	(Unaudited) Nine Months Ended September 30,
(U.S. dollars in thousands)	2009	2008
Net realized gains (losses) on investments sold	$33,794	$21,958
Other-than-temporary impairments on investments	(860,004)	(415,072)
Other-than-temporary impairments on investments transferred to other comprehensive income	168,323	—

Net impact from other-than-temporary impairments	(691,681))	(415,072)

Net realized gains (losses) on investments	$(657,887)	$(393,114)

For the nine months ended September 30, 2009, the Company recorded net impairment charges of $691.7 million. The significant assumptions and inputs associated with these securities consist of:

•

The Company recorded net impairments in relation to corporate securities totaling $146.6 million excluding medium term notes. The impairment charges consisted either of below-investment grade securities, where the Company believes the current fair value is representative of likely recoveries following default, below-investment grade hybrids, where the Company considered impairment factors consistent with an equity impairment model, along with a debt impairment model, and accordingly recorded impairment charges to fair value, or securities in an unrealized loss position that management intends to sell.

In addition the Company recorded impairments totaling $209.5 million in relation to medium term notes backed primarily by investment grade European corporate bonds. Management has concluded that, following recent credit spread movements during 2009, future yields within the supporting collateral were not sufficient to support the previously reported amortized cost.

•

The Company recorded net impairments in relation to structured credit securities totaling $308.4 million. The Company determined that the likely recovery on these securities was below the carrying value, and accordingly impaired the securities to the discounted cash flows of the cash flows of these securities, or in certain instances fair value to the extent that the fair value was believed to be more representative of recoverable value given the extreme illiquidity within structured credit markets.

•	The Company recorded net impairments in relation to equity securities totaling $27.2 million, primarily representing securities in an unrealized loss position that management intends to sell.

•	Of the impairments, $147.7 million related to changes of intent-to-hold, primarily representing exchanges of hybrid securities, and as part of the fourth quarter 2008 restructuring charge.

Net realized losses on investments in the first nine months of 2009 included net realized losses of $691.7 million related to the write-down of certain of the Company’s fixed income, equity and other investments where the Company determined that there was an other than temporary decline in the value of those investments as well as net realized gains of $33.8 million from sales of investments. Included in the balances noted above are realized losses and impairments in Topical Assets totaling $178.8 million.

Net realized gains on investments in the first nine months of 2008 included net realized gains of $22.0 million from sales of investments and net realized losses of $415.1 million related to the write-down of certain of the Company’s fixed income and equity investments where the Company determined that there was an other than temporary decline in the value of those investments.

Net Realized Gains and Unrealized Gains and Losses on Derivatives

Net realized and unrealized gains on investment derivatives for the nine months ended September 30, 2009 and 2008 resulted from the Company’s investment strategy to manage interest rate risk, foreign exchange risk, credit risk and to replicate permitted investments. For further information see Note 8 to the Consolidated Financial Statements, “Derivative Instruments”.

Other Revenues and Expenses

The following table sets forth other revenues and expenses for the nine months ended September 30, 2009 and 2008:

	(Unaudited) Nine Months Ended September 30,		% Change
(U.S. dollars in thousands)	2009	2008
Net income (loss) from operating affiliates (1)	$30,366	$(1,452,647)	NM *
Exchange (gains) losses	103,754	(63,786)	NM *
Amortization of intangible assets	1,394	2,226	(37.4)%
Corporate operating expenses	73,886	144,686	(48.9)%
Interest expense (2)	135,777	150,719	(9.9)%
Income tax expense	65,614	129,750	(49.4)%

(1)	The Company records the income related to its operating affiliates on a three month lag in order for the Company to meet the accelerated filing deadlines.
(2)	Interest expense does not include interest expense related structured products as reported within the Insurance and Reinsurance segments.
*	NM — Not meaningful

The following table sets forth the net income (loss) from operating affiliates for the nine months ended September 30, 2009 and 2008:

	(Unaudited) Nine Months Ended September 30,		% Change
(U.S. dollars in thousands)	2009	2008
Net (loss) income from financial operating affiliates	$2,297	$(1,503,474)	NM	*
Net income from investment manager affiliates	(994)	15,647	NM	*
Net income from other strategic operating affiliates	29,063	35,180	(17.4)%

Total net income (loss) from operating affiliates	$30,366	$(1,452,647)	NM	*

*	NM — Not meaningful

Equity earnings from financial operating affiliates increased during the nine months ended September 30, 2009 as a result of the Company no longer owning any interest in Syncora. During the nine months ended September 30, 2008 the Company recorded $1.4 billion in losses related to reinsurance and guarantee arrangements with Syncora.

Investment manager affiliate income decreased during the nine months ended September 30, 2009 as compared to the same period in the prior year primarily as a result of the challenging conditions for alternative asset managers.

Foreign exchange losses in the nine months ended September 30, 2009 and 2008 were due primarily to the change in the value of the U.S. dollar against certain European currencies including the U.K. Sterling and Euro on certain inter-company balances.

Income from other strategic operating affiliates decreased in the first nine months of 2009 as compared to the same period of 2008 mainly due to lower earnings relating to an insurance affiliate which writes largely direct U.S. homeowners insurance.

Corporate operating expenses in the nine months ended September 30, 2009 decreased compared to the nine months ended September 30, 2008 primarily as a result of cost savings achieved from restructuring activities implemented in 2008 and early 2009 as well as from higher professional fees recorded in 2008 associated with activities related to the Master Agreement that was executed in July 2008.

Interest expense for the nine months ended September 30, 2009 as compared to the same period in 2008 was lower mainly as a result of lower interest associated with the retirement of the 2011 Senior Notes in February 2009 partially offset by interest associated with 8.25% senior notes which are part of the 10.75% Equity Security Units issued in August 2008. For more information, see “Liquidity and Capital Resources.”

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

At September 30, 2009 and December 31, 2008, total investments, cash and cash equivalents, accrued investment income and net receivable from investments sold were $36.1 billion and $34.3 billion, respectively. The following table summarizes the composition of the Company’s invested assets at September 30, 2009 and December 31, 2008:

(U.S. dollars in thousands)	(Unaudited) Fair Value at September 30, 2009	Percent of Total	Fair Value at December 31, 2008	Percent of Total
Cash and cash equivalents	$3,906,277	10.8%	$4,353,826	12.7%
Net receivable for investments sold	(224,658)	(0.6)%	125,991	0.4%
Net payable for investments purchased	—	—	(26,536)	(0.1)%
Accrued investment income	366,853	1.0%	363,376	1.1%
Short-term investments	1,990,230	5.5%	1,466,323	4.3%
Fixed maturities:
U.S. Government and Government agency	$4,252,334	11.8%	$3,978,342	11.6%
Corporate	10,134,080	28.1%	9,288,603	27.1%
Residential mortgage-backed securities – Agency	4,187,915	11.6%	2,099,955	6.1%
Residential mortgage-backed securities – Non-Agency	1,612,174	4.5%	1,937,946	5.6%
Commercial mortgage-backed securities	1,650,609	4.6%	2,141,568	6.2%
Collateralized debt obligations	553,905	1.5%	638,779	2.0%
Other asset-backed securities	947,485	2.6%	1,708,008	5.0%
U.S. States and political subdivisions of the States	627,304	1.7%	468,770	1.4%
Non-U.S. Sovereign Government	3,999,604	11.1%	3,374,397	9.8%

Total fixed maturities	$27,965,410	77.5%	$25,636,368	74.8%
Equity securities	55,099	0.2%	361,819	1.0%
Investments in affiliates	1,193,917	3.3%	1,552,789	4.5%
Other investments	822,759	2.3%	459,481	1.3%

Total investments and cash and cash equivalents	$36,075,887	100%	$34,293,437	100.0%

The Company reviews on a regular basis its corporate debt concentration, credit quality and compliance with established guidelines. At both September 30, 2009 and December 31, 2008, the average credit quality of the Company’s total fixed income portfolio (including fixed maturities, short-term investments, cash and cash equivalents and net payable for investment purchased) was “AA”. As at September 30, 2009, approximately 55.5% of the fixed income portfolio had an average rating of “AAA” from the principal rating agencies. Approximately 4.9% was below investment grade or not rated.

Refer to “Results of Operations” for further discussion surrounding the impact of credit market movements on the Company’s investment portfolio and exposure to sub-prime related assets.

Gross and Net Unrealized Gains and Losses on Investments

At September 30, 2009, the Company had net unrealized losses on fixed maturities and short-term investments of $1.6 billion and net unrealized gain on equities of $0.7 million. Of these amounts, gross unrealized losses on fixed maturities and short term investments and equities were $2.4 billion and $0.1 million, respectively. The information presented below for the gross unrealized losses on the Company’s investments at September 30, 2009 shows the potential effect upon future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary. Realized losses or impairments, depending on their magnitude, may have a material adverse effect on the Company’s operations. The decrease in net unrealized losses on investments during the three months ended September 30, 2009 was primarily due to a continued narrowing of credit spreads. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk.”

The following is an analysis of how long each of those securities with a gross unrealized loss at September 30, 2009 had been in a continual gross unrealized loss position:

(U.S. dollars in thousands) Type of Securities	Length of time in a continual gross unrealized loss position	(Unaudited) Amount of gross unrealized loss at September 30, 2009	(Unaudited) Fair Value of Securities in a gross unrealized loss position at September 30, 2009
Fixed Maturities and Short-Term Investments	Less than six months	$69,038	$1,023,413
	At least 6 months but less than 12 months	229,233	1,235,279
	At least 12 months but less than 2 years	643,380	2,852,572
	2 years and over	1,494,919	4,846,621

	Total	$2,436,570	$9,957,885

Equities	Less than six months	$136	$1,864
	At least 6 months but less than 12 months	—	—

	Total	$136	$1,864

The following is the maturity profile of the fixed income securities that were in a gross unrealized loss position at September 30, 2009:

(U.S. dollars in thousands) Maturity profile in years of fixed maturities in a continual gross unrealized loss position	(Unaudited) Amount of gross unrealized loss at September 30, 2009	(Unaudited) Fair value of securities in a gross unrealized loss position at September 30, 2009
Less than 1 year remaining	$1,296	$247,188
At least 1 year but less than 5 years remaining (1)	225,301	1,767,702
At least 5 years but less than 10 years remaining (1)	118,339	1,135,778
At least 10 years but less than 20 years remaining (1)	98,921	732,164
At least 20 years or more remaining (1)	431,887	1,853,271
Residential mortgage-backed securities - Agency	6,252	211,323
Residential mortgage-backed securities - Non-Agency	815,156	1,536,328
Commercial mortgage-backed securities	152,705	1,394,259
Collateralized debt obligations	496,773	549,735
Other asset-backed securities	89,940	530,137

Total	$2,436,570	$9,957,885

(1)	Hybrids are allocated based on the call date and medium term notes are allocated on contractual maturity.

Factors considered in determining that additional OTTI charges were not warranted include management’s consideration of current and near term liquidity needs and other available sources, an evaluation of the factors and time necessary for recovery, and the results of on-going retrospective reviews of security sales and the basis for such sales.

Gross unrealized losses of $2.4 billion at September 30, 2009 can be attributed to the following significant drivers:

•

gross unrealized losses of $516.5 million related to the Company’s Life Operations investment portfolio, which had a fair value of $6.7 billion as at September 30, 2009. Of this, $371.8 million of gross unrealized losses related to $1.9 billion of exposures to corporate financial institutions including Tier One and Upper Tier Two securities. During the quarter ended September 30, 2009, as a result of a substantial rally on financial credit spreads, the gross unrealized loss position has declined substantially. At September 30, 2009, this portfolio had average interest rate duration 8.8 years, primarily denominated in U.K. Sterling and Euros. As a result of the long duration, significant gross losses have arisen as the fair values of these securities are more sensitive to prevailing government interest rates and credit spreads. This portfolio has limited turnover as it is matched to corresponding long duration liabilities. A hypothetical parallel increase in interest rates and credit spreads of 50 and 25 basis points, respectively, would increase the unrealized losses related to this portfolio at September 30, 2009 by approximately $282 million and $104 million, respectively. Credit spreads have improved significantly in the first three quarters of 2009. Given the long term nature of this portfolio, and the level of credit spreads as at September 30, 2009 relative to historical averages within the U.K. and Euro-zone as well as the Company’s liquidity needs at September 30, 2009, the Company believes that these assets will continue to be held until such time as they mature, or credit spreads revert to levels more consistent with historical averages.

•

gross unrealized losses of $354.4 million related to the corporate holdings within the Company’s non-life operations fixed maturity portfolios, which had a fair value of $7.2 billion as at September 30, 2009. During the quarter ended September 30, 2009, as a result of declining credit spreads, the gross unrealized losses on these holdings has declined substantially. The Company believes these impairments are a function of the currently elevated levels of corporate credit spreads in the U.S. and globally, which spiked particularly during the third and fourth quarters of 2008 and continued to be at elevated levels, resulting in a severely depressed level of valuations. Credit spreads have improved significantly in the first three quarters of 2009. Despite the recent rally, corporate credit spreads remain at elevated levels relative to historical averages. The Company continues to believe that the gross unrealized losses are a reflection of a severe premium being charged by the market for credit, rather than fundamental deterioration in the debt service capabilities of the issuers.

Of the gross unrealized losses noted above $153.5 million relate to medium term notes primarily supported by pools of investment grade European corporate bonds with varying degrees of leverage. Management believes that expected cash flows from these bonds is sufficient to support the remaining reported amortized cost.

•

gross unrealized losses of $607.9 million related to the Topical Asset portfolio, which had a fair value of $774.0 million as at September 30, 2009. The Company undertook a security level review of these securities and recognized charges to the extent it believed the discounted cash flow value of any security was below its amortized cost. The Company has recognized realized losses on this portfolio, consisting of charges for OTTI and realized cumulative losses from sales, of approximately $842.0 million since the beginning of 2007 and through September 30, 2009 on these asset classes. The Company purchased a number of these assets to support certain previously written GIC and funding agreement contracts and has previously announced its intention to reduce its exposure to these asset classes as part of its strategic portfolio realignment. The Company believes that based on market conditions and liquidity needs at September 30, 2009, this reduction will be realized through natural cash flows of the portfolio, and limited selective sales, rather than selling these assets into markets which continue to be illiquid and not reflective of the discounted cash flow value of these assets. The weighted average term-to-maturity of the sub-prime and Alt-A residential holdings within this portfolio at September 30, 2009 were 4.1 years and 4.2 years, respectively. The Company, based on current market conditions and liquidity needs as at September 30, 2009 as well as its assessment of the holdings, believes it will continue to hold these securities until either maturity, or a return of liquidity and valuations more reflective of the discounted cash flow of these holdings.

•

gross unrealized losses of $491.5 million related to the non-life portfolio of Core CDO holdings, which consisted primarily of collateralized loan obligations and had a fair value of $569.1 million as of September 30, 2009. The Company undertook a security level review of these securities and recognized charges to the extent it believed the discounted cash flow of the security was below the amortized cost. The Company believes that the level of impairment is primarily a function of historically wide spreads in the CLO market during the period, driven by the high level of illiquidity in this market. The Company purchased a number of these assets to support the previously written GIC and funding agreement contracts and has announced its intention to reduce its exposure to this asset class over time as a part of its strategic portfolio realignment. The Company, based on current market conditions and liquidity needs as well as its assessment of the holdings, believes it is likely that the Company will continue to hold these securities until either maturity or a recovery of value, following which the Company intends to reduce its exposure to this asset class.

•

gross unrealized losses of $144.3 million related to the non-life portion of CMBS holdings, which had a fair value of $1.6 billion as at September 30, 2009. The Company’s holdings in CMBS are 84.7% rated AAA. The Company believes that the currently depressed pricing, which represents approximately 89.7% of the par value of the securities, is directly related to the 783 basis point widening in credit spreads within this market since the beginning of 2008, as a result of the heightened risk premium attached to property collateral. Credit spreads have improved significantly in the first three quarters of 2009. The Company’s portfolio is highly diversified, has limited delinquencies and has experienced limited downgrades.

•

gross unrealized losses of $179.7 million related to the Company’s holdings in non-agency RMBS secured by prime mortgages which had a fair value of $730.9 at September 30, 2009. In the U.S., the average price on these securities declined to approximately 80.9% of par value at September 30, 2009, reflecting concerns over rising unemployment in the U.S. and the potential impact on previously high quality borrowers to meet their obligations. The Company undertook a security level review of these securities and recognized charges to the extent it believed the discounted cash flow of any security was below its amortized cost.

Gross Unrealized Gains and Losses

The following table summarizes the fair value, gross unrealized losses, credit rating and asset class of securities in a gross unrealized loss position within the Company’s structured credit and corporate portfolios, which comprised $2.3 billion of the Company’s total gross unrealized loss position of $2.4 billion at September 30, 2009:

(U.S. dollars in millions) Corporates:	AAA	AA	A	BBB	BB & Below	Total

Financials (1)
Fair value	$179.5	$207.6	$1,396.7	$518.0	$185.1	$2,486.9
Gross unrealized loss	$12.4	$18.1	$235.0	$149.1	$96.1	$510.7
Non-Financials (2)
Fair value	$5.7	$228.7	$608.9	$571.9	$418.0	$1,833.2
Gross unrealized loss	$—	$30.1	$79.2	$115.7	$57.6	$282.6
Total
Fair value	$185.2	$436.3	$2,005.6	$1,089.9	$603.1	$4,320.1
Gross unrealized loss	$12.4	$48.2	$314.2	$264.8	$153.7	$793.3
% Impaired (of amortized cost) (3)	(6.4)%	(10.1)%	(13.8)%	(19.9)%	(20.6)%	(15.8)%

Structured Credit:	AAA	AA	A	BBB	BB & Below	Total
CMBS
Fair value	$1,153.5	$211.5	$15.6	$8.2	$12.1	$1,400.9
Gross unrealized loss	$87.4	$37.2	$7.6	$1.8	$16.6	$150.6
Prime RMBS
Fair value	$150.9	$122.4	$36.2	$59.9	$305.3	$674.7
Gross unrealized loss	$17.3	$42.7	$15.9	$14.2	$89.7	$179.8
Topical Assets
Fair value	$144.3	$96.6	$76.8	$90.8	$343.9	$752.4
Gross unrealized loss	$55.6	$60.6	$74.6	$63.6	$353.5	$607.9
Core CDOs (4)
Fair value	$87.5	$151.1	$193.3	$45.7	$79.2	$556.8
Gross unrealized loss	$21.9	$71.6	$132.0	$70.3	$195.7	$491.5
Other Asset & Mortgage Backed Securities
Fair value	$261.7	$110.8	$136.9	$108.4	$35.5	$653.3
Gross unrealized loss	$25.8	$13.4	$15.7	$25.7	$24.2	$104.8
Agency RMBS
Fair value	$212.2	$—	$—	$—	$—	$212.2
Gross unrealized loss	$6.2	$—	$—	$—	$—	$6.2
Total
Fair Value	$2,010.1	$692.4	$458.8	$313.0	$776.0	$4,250.3
Gross unrealized loss	$214.2	$225.5	$245.8	$175.6	$679.7	$1,540.8
% Impaired (of amortized cost) (3)	(9.7)%	(24.6)%	(34.9)%	(36.0)%	(46.8)%	(26.7)%

(1)	Included in the gross unrealized losses on corporate financials are gross unrealized losses of $342.0 million on Tier One and upper Tier Two securities of financials institutions (“Hybrids”), as well as $95.5 million of subordinated debt.
(2)	Included within Corporate are certain floating rate medium term notes supported primarily by pools of European corporate bonds with varying degrees of leverage. The notes have a fair value of $569.0 million and an amortized cost of $729.5 million. These securities have been allocated ratings of the underlying pool of collateral. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.
(3)	Management considers these impairments to be temporary.
(4)	The Company defines Core CDOs as investments in non-residential mortgage collateralized debt obligations, which primarily consisted of collateralized loan obligations.

Management, in its assessment of whether securities in a gross unrealized loss position are temporarily impaired, considers the significance of the impairments. The Company had securities with gross unrealized losses of $705.1 million, with a fair value of $339.2 million, which as at September 30, 2009 were impaired by greater than 50% of amortized costs. The Company has evaluated each of these securities in conjunction with its investment managers and believes it is probable that the issuer will be able to fund sufficient principal and interest payments to exceed current amortized cost, and believes that the current levels of impairments are a function of the currently extremely elevated levels of credit spreads.

Structured credit securities with gross unrealized losses representing greater than 50% of amortized cost represent $689.3 million of gross unrealized losses, with a fair value of $326.7 million. Of these gross unrealized losses, $238.0 million are rated investment grade. The Company has evaluated each of these holdings on a security-by-security basis in conjunction with its investments managers and utilizing additional corroborative modeling techniques, and believes these securities will fund sufficient principal and interest payments to exceed current amortized cost. These securities include $192.5 million of Topical assets, $100.7 million of Core CDOs, $18.7 million of prime RMBS and $7.6 million of CMBS holdings.

Corporate securities with gross unrealized losses representing greater than 50% of amortized cost represent $15.8 million of gross unrealized losses, with a fair value of $12.5 million. Of these gross unrealized losses, $7.5 million are rated investment grade. Gross unrealized losses of $11.3 million are related to holdings of financial issuers, with the majority ($10.1 million) representing hybrid instruments. The Company believes these are high-grade issuers which will continue to service their principal and interest obligations.

Included in the gross unrealized losses associated with the Company’s corporate portfolio are gross unrealized losses of $88.5 million related to Tier One and Upper Tier Two perpetual preferred securities that have been rated below investment grade by at least one major rating agency. Of this total $3.8 million have gross unrealized losses representing greater than 50% of amortized cost. The Company has completed its review of this portfolio and believes, at this time, that these impairments remain temporary in nature. The primary basis for this conclusion was the analysis of the fundamentals of these securities using a debt-based impairment model, which indicated these securities continue to meet their obligations, and the issuer has the ability to call these obligations at their call date. In addition, as these securities are below investment grade, the Company considered these securities using an equity-impairment model. Factors that were considered and supported that these impairments were temporary included that the vast majority of these securities had only recently been rated below investment grade beginning in first quarter of 2009, in certain cases alternative ratings were available that indicated these securities remained investment grade, or the securities were only slightly below investment grade. At September 30, 2009, the Company believes that it is likely that the fair values of these securities will ultimately increase to equal the cost basis over a reasonable period of time. However, there is a high degree of judgment in reaching this conclusion, including an assessment of how various governments will treat the perpetual preferred shareholding in the event of governmental intervention in these institutions’ operations or management’s decision to defer calls or coupons. Management will closely monitor the developments related to these securities and will consider these developments as part of OTTI assessments in future quarters.

Net Unrealized Gains and Losses

The following table details the Company’s corporate credit exposures by certain asset classes as well as ratings levels within the Company’s fixed maturity portfolio and the current net unrealized (loss) position as at September 30, 2009:

(U.S. dollars in millions) Corporates:	AAA	AA	A	BBB	BB & Below	Total
Financials
Fair value	$572.8	$995.4	$2,237.8	$563.6	$212.1	$4,581.7
Net unrealized (loss)	$(0.3)	$13.8	$(202.9)	$(146.5)	$(91.7)	$(427.6)
Non-Financials
Fair value	$115.0	$1,253.6	$2,966.8	$1,374.8	$650.1	$6,360.3
Net unrealized (loss)	$4.3	$17.3	$52.5	$(68.1)	$(30.6)	$(24.6)
Total
Fair value	$687.8	$2,249.0	$5,204.6	$1,938.4	$862.2	$10,942.0
Net unrealized (loss)	$4.0	$31.1	$(150.4)	$(214.6)	$(122.3)	$(452.2)

At September 30, 2009, approximately $3.7 billion of the Company’s $10.9 billion in corporate financial sector securities was held in the portfolios supporting the Company’s Life Reinsurance Operations. The assets associated with that business are more heavily weighted towards longer term securities from financial institutions, including a significant portion of the Company’s Tier 1 and Upper Tier 2 securities, representing committed term debt and hybrid instruments senior to the common and preferred equity of the financial institutions. Financials held in Life portfolios accounted for $351.1 million of the Company’s net unrealized loss as at September 30, 2009. As at September 30, 2009 approximately 44.5% of the overall sensitivity to interest rate risk and 36.2% to credit risk was related to the life reinsurance portfolio, despite these portfolios accounting for only 19.6% of the fixed income portfolio.

The following table details the Company’s structured credit exposures by certain asset classes as well as ratings levels within the Company’s fixed maturity portfolio and the current net unrealized gain (loss) position as at September 30, 2009:

(U.S. dollars in millions) Structured Credit:	AAA	AA	A	BBB	BB & Below	Total
CMBS
Fair value	$1,405.2	$213.9	$17.9	$8.7	$13.4	$1,659.1
Net unrealized (loss)	$(83.0)	$(37.1)	$(7.3)	$(1.7)	$(16.3)	$(145.4)
Prime RMBS
Fair value	$192.2	$124.5	$37.4	$61.4	$315.4	$730.9
Net unrealized (loss)	$(16.0)	$(42.0)	$(15.8)	$(14.0)	$(87.8)	$(175.6)
Topical Assets
Fair value	$144.8	$96.7	$77.4	$97.3	$357.8	$774.0
Net unrealized (loss)	$(55.6)	$(60.6)	$(74.6)	$(63.2)	$(350.9)	$(604.9)
Core CDOs (1)
Fair value	$87.5	$152.6	$199.6	$46.5	$82.9	$569.1
Net unrealized (loss)	$(21.9)	$(71.6)	$(131.9)	$(70.1)	$(193.4)	$(488.9)
Other Asset & Mortgage Backed Securities
Fair value	$623.5	$128.6	$163.9	$122.2	$36.7	$1,074.9
Net unrealized (loss)	$(12.5)	$(12.9)	$(15.1)	$(25.0)	$(24.0)	$(89.5)
Agency RMBS
Fair value	$4,206.3	$—	$—	$—	$—	$4,206.3
Net unrealized gain	$113.3	$—	$—	$—	$—	$113.3
Total
Fair value	$6,659.5	$716.3	$496.2	$336.1	$806.2	$9,014.3
Net unrealized (loss)	$(75.7)	$(224.2)	$(244.7)	$(174.0)	$(672.4)	$(1,391.0)

(1)	The Company defines Core CDOs as investments in non-residential mortgage collateralized debt obligations, primarily consisting of collateralized loan obligations.

The following table details the current exposures to Topical Assets within the Company’s fixed income portfolio as well as the current net unrealized (loss) gain position as at September 30, 2009 and December 31, 2008:

	As at September 30, 2009			As at December 31, 2008
(U.S. dollars in thousands)	Holding at Fair Value	Percent of Fixed Income Portfolio	Net Unrealized (Loss) Gain	Holding at Fair Value	Percent of Fixed Income Portfolio	Net Unrealized (Loss) Gain
Topical Assets:
Sub-prime first lien mortgages	$393,267	1.2%	$(328,920)	$487,659	1.5%	$(311,435)
Alt-A mortgages	334,357	1.0%	(249,684)	406,098	1.3%	(270,486)
Second lien mortgages (including sub-prime second lien mortgages)	40,821	0.1%	(25,957)	58,903	0.2%	(5,313)
ABS CDOs with sub-prime collateral	5,527	—%	(440)	10,595	0.0%	(7,308)

Total exposure to Topical Assets	$773,972	2.3%	$(605,001)	$963,255	3.0%	$(594,542)

Of the total Topical Assets with fair value exposure as at September 30, 2009 and December 31, 2008 of $774.0 million and $963.3 million, respectively, approximately $31.4 million and $40.5 million, respectively, of the related securities had ratings dependent on guarantees issued by third party guarantors (i.e., monoline insurers). Decreases in the ratings of such third party guarantors would typically decrease the fair value of guaranteed securities; however, at September 30, 2009, in the event of non-performance at such date on the part of these third party guarantors, the Company estimated that the average credit quality of this portfolio would be ‘A’ and that approximately 91.5% would have remained investment grade at such date. In addition, of the total fixed income portfolio as at September 30, 2009 and December 31, 2008, of $34.0 billion and $31.9 billion, respectively, less than 2% were guaranteed by such third parties with no individual third party representing more than 1%.

At September 30, 2009, the Company’s sub-prime and Alt-A exposures remained primarily investment grade, had adequate underlying loan characteristics and the Company believed at such date that the current amortized cost levels were at or below the discounted cash flow value of the holdings, based on an analysis of subordination levels relative to current expectations of house price declines, loss severities and default levels. The Company had approximately $329.0 million of Topical Assets downgraded during the quarter ended September 30, 2009. However, 53.8% of the Company’s holdings remain rated investment grade at September 30, 2009.

Liquidations necessary to fund the repayment of the GIC liabilities and the maturity of certain funding agreements in 2008 and 2009 were funded through sales of assets in the former Other Financial Lines segment investment portfolios as well as the general investment portfolio. Management’s approach was to avoid the sale of assets where current market prices did not reflect intrinsic values or where transaction costs for liquidation were excessive. As a result, the Company continues to hold approximately $0.9 billion of Topical Assets and core CDOs.

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

Unpaid losses and loss expenses totaled $21.2 billion at September 30, 2009, and $21.7 billion at December 31, 2008.

The table below represents a reconciliation of the Company’s unpaid losses and loss expenses for non-life businesses for the nine months ended September 30, 2009:

(U.S. dollars in thousands)	(Unaudited) Gross unpaid losses and loss expenses	(Unaudited) Unpaid losses and loss expenses recoverable	(Unaudited) Net unpaid losses and loss expenses
Balance as at December 31, 2008	$21,650,315	$(3,964,836)	$17,685,479
Losses and loss expenses incurred	3,126,027	(737,878)	2,388,149
Losses and loss expenses paid/recovered	(3,952,605)	950,308	(3,002,297)
Foreign exchange and other	378,606	(40,922)	337,684

Balance as at September 30, 2009	$21,202,343	$(3,793,328)	$17,409,015

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

Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balances Receivable

As a significant portion of the Company’s net premiums written incept in the first six months of the year, certain assets and liabilities have increased at September 30, 2009 compared to December 31, 2008. This includes deferred acquisition costs, unearned premiums, premiums receivable and prepaid reinsurance premiums.

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

Unpaid losses and loss expense recoverables were $3.8 billion and $4.0 billion at September 30, 2009, and December 31, 2008, respectively. At September 30, 2009 and December 31, 2008, reinsurance balances receivable were $0.5 billion and $0.6 billion, respectively. The table below presents the Company’s net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable at September 30, 2009 and December 31, 2008.

(U.S. dollars in thousands)	(Unaudited) September 30, 2009	December 31, 2008
Reinsurance balances receivable	$527,512	$636,284
Reinsurance recoverable on future policy benefits	34,015	32,886
Reinsurance recoverable on unpaid losses and loss expenses	3,905,913	4,079,860
Bad debt reserve on unpaid losses and loss expenses recoverable and reinsurance balances receivable	(181,830)	(187,614)

Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$4,285,610	$4,561,416

Fair Value Measurements of Assets and Liabilities

As disclosed in Note 3 to the Consolidated Financial Statements, “Fair Value Measurements”, effective January 1, 2008, the Company adopted authoritative fair value measurement guidance and has accordingly provided required disclosures by level within the fair value hierarchy of the Company’s assets and liabilities that are carried at fair value. As defined in the hierarchy, those assets and liabilities categorized as Level 3 have valuations determined using unobservable inputs. Unobservable inputs may include the entity’s own assumptions about market participant assumptions, applied to a modeled valuation, however, this is not the case with respect to the Company’s Level 3 assets and liabilities. The vast majority of the assets and liabilities classified as Level 3 are made up of those securities for which the values were obtained from brokers where either significant inputs were utilized in determining the value that were difficult to corroborate with observable market data, or sufficient information regarding the specific inputs utilized by the broker was not obtained to support a Level 2 classification or the Company utilized internal valuation models.

At September 30, 2009, certain assets which were previously classified as Level 3 assets due to a lack of observable market data are now classified as Level 2 assets due to sufficient market data now being available to determine a price and to allow the use of broker quotes.

At June 30, 2009, the Company utilized internal valuation models for CDO holdings with a fair value of $450.5 million and a par value of $807.5 million. Up to June 30, 2009, the Company had determined that internal models were more appropriate and better representative of the fair value of these securities. However, as a result of numerous market factors, including increased volumes of trading the Company believes that transactions in this market are no longer distressed. Accordingly the Company has reverted to third party vendor pricing sources where available for these securities at September 30, 2009, and where not available based the valuation on broker quotes. Accordingly, as at September 30, 2009, for those CDO holdings which were previously valued using internal models, the Company now carries these assets at a fair value of $407.2 million and a par value of $793.1 million. Of these holdings, $326.1 million were valued by third party vendors and accordingly are now classified as Level 2, and $81.1 million were valued using broker quotations and accordingly remain classified as Level 3.

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

Valuation Methodology of Level 3 Assets and Liabilities

Refer to Notes 2 and 3 of the Consolidated Financial Statements, “Significant Accounting Policies” and “Fair Value Measurements” for a description of the valuation methodology utilized to value Level 3 assets and liabilities, how the valuation methodology is validated as well as further details associated with various assets classified as Level 3. As at September 30, 2009, the Company did not have any liabilities that were carried at fair value based on Level 3 inputs other than derivative instruments in a liability position at September 30, 2009.

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

As at September 30, 2009, the Company had cash and cash equivalents of approximately $3.9 billion as compared to approximately $4.4 billion at December 31, 2008. In addition, the Company maintains credit facilities which provide additional liquidity. Details of these facilities are described below in “Capital Resources.”

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

Capital Resources

At September 30, 2009, the Company had total shareholders’ equity of $9.2 billion. In addition to ordinary and preferred share capital, the Company depends on external sources of financing such as debt, credit facilities and contingent capital to support its underwriting activities.

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

Debt

The following table presents the Company’s indebtedness under outstanding debt securities and lenders’ commitments as at September 30, 2009:

				Payments Due by Period
(U.S. dollars in thousands) Notes Payable and Debt	Commitment	In Use	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
5-year revolvers (1)	$1,000,000	$—	2010/2012	$—	$—	$—	$—
5-year revolver	100,000	—	2010	—	—	—	—
6.50% Guaranteed Senior Notes	599,270	599,270	2012	—	600,000	—	—
5.25% Senior Notes	596,771	596,771	2014	—	—	600,000	—
8.25% Senior Notes	575,000	575,000	2021	—	—	—	575,000
6.375% Senior Notes	350,000	350,000	2024	—	—	—	350,000
6.25% Senior Notes	324,442	324,442	2027	—	—	—	325,000

	$3,545,483	$2,445,483		$—	$600,000	$600,000	$1,250,000

Adjustment to carrying value – impact of fair value hedging		6,890

Carrying Value		$2,452,373

“Commitment” and “In Use” data represent September 30, 2009 accreted values. “Payments Due by Period” data represent ultimate redemption values.

(1)	The 2010 and 2012 5-year revolving credit facilities share a $1.0 billion revolving credit sublimit.

Credit facilities, contingent capital and other sources of collateral

At September 30, 2009, the Company had six letter of credit facilities in place with total availability of $7.0 billion, of which $3.3 billion was utilized.

				Amount of Commitment Expiration per period
(U.S. dollars in thousands) Other Commercial Commitments	Commitment	In Use	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Letter of Credit Facility	$250,000	$196,209	Continuous	$—	$—	$—	$—
Letter of Credit Facility (1)	2,250,000	—	2010	2,250,000	—	—	—
Letter of Credit Facility (1)	4,000,000	2,613,437	2012	—	4,000,000	—	—
Letter of Credit Facility	137	137	2009	137	—	—	—
Letter of Credit Facility	93	93	2009	93	—	—	—
Letter of Credit Facility	483,388	483,388	2009	483,388	—	—	—

Six letter of credit facilities	$6,983,618	$3,293,264		$2,733,618	$4,000,000	$—	$—

(1)	Of the total letter of credit facilities above, $1.0 billion is also included in the revolvers under notes payable and debt.

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

In addition, the Company has previously entered into contingent capital transactions where no up-front proceeds were received by the Company, however, in the event that the associated irrevocable put and/or contingent put option agreements are exercised, proceeds previously raised from investors from the issuance of pass-through trust securities would be received in return for the issuance of preferred shares by the Company as applicable. As at September 30, 2009, the Company’s remaining contingent capital facility was the $350 million Stoneheath Re facility. For further information, see Note 18 to the Consolidated Financial Statements, “Off-Balance Sheet Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

A downgrade below “A-” of the Company’s principal insurance and reinsurance subsidiaries by either S&P or A.M. Best Company (“A.M. Best”), which is two notches below the current S&P financial strength rating of “A” (Negative) and two notches below the current A.M. Best financial strength rating of “A” (Stable) of these subsidiaries, may trigger termination provisions in a significant amount of the Company’s assumed reinsurance agreements and may potentially require the Company to return unearned premium to cedants. Whether a client would exercise its termination rights after such a downgrade would likely depend on, among other things, the reasons for the downgrade, the extent of the downgrade, prevailing market conditions, the degree of unexpired coverage, and the pricing and availability of replacement reinsurance coverage. In the event of such a downgrade, the Company cannot predict whether or how many of its clients would actually exercise such termination rights or the extent to which any such terminations would have a material adverse effect on its financial condition, results of operations or future prospects and could have a significant adverse effect on the market price for the Company’s securities. In addition, due to collateral posting requirements under the Company’s letter of credit and revolving credit facility agreements, such a downgrade may require the posting of cash collateral in support of certain “in use” portions of these facilities. Specifically, a downgrade below “A-” by A.M. Best would trigger such collateral requirements for the Company’s two largest credit facilities. In certain limited instances, such downgrades may require the Company to return cash or assets to counterparties or to settle derivative and/or other transactions with the respective counterparties. For further information, see the Risk Factor titled “A downgrade or potential downgrade in the Company’s financial strength and credit ratings by one or more rating agencies could materially and negatively impact the Company’s business, financial condition, results of operations and/or liquidity” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The following are the financial strength and claims paying ratings as at October 1st, 2009 from internationally recognized rating agencies in relation to the Company’s principal insurance and reinsurance subsidiaries and pools:

Rating agency	Rating
Standard & Poor’s	A	(Negative	)
Fitch	A	(Negative	)
A.M. Best	A	(Stable	)
Moody’s Investor Services	A2	(Negative	)

In addition, as at October 1st XL Capital Ltd had the following long-term debt ratings: ‘bbb’ (Stable) from A.M. Best, ‘BBB+’ (Negative) from S&P, ‘Baa2’ (Negative) from Moody’s and ‘BBB+’ (Negative) from Fitch.

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following: (i) changes in ratings, rating agency policies or practices; (ii) changes in the size of the Company’s claims relating to natural catastrophe losses due to the preliminary nature of some reports and estimates of loss and damage to date; (iii) trends in rates for property and casualty insurance and reinsurance; (iv) the timely and full recoverability of reinsurance placed by the Company with third parties, or other amounts due to the Company; (v) the projected amount of ceded reinsurance recoverables and the ratings and creditworthiness of reinsurers may change; (vi) the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by the Company; (vii) ineffectiveness or obsolescence of the Company’s business strategy due to changes in current or future market conditions; (viii) increased competition on the basis of pricing, capacity, coverage terms or other factors; (ix) greater frequency or severity of claims and loss activity than the Company’s underwriting, reserving or investment practices anticipate based on historical experience or industry data; (x) the effects of inflation on our business, including on pricing and reserving; (xi) developments, including uncertainties related to the depth and duration of the current recession, and future volatility in the world’s credit, financial and capital markets that adversely affect the performance and valuation of XL’s investments or access to such markets; (xii) the potential impact on the Company from government-mandated insurance coverage for acts of terrorism; (xiii) the potential for changes to methodologies; estimations and assumptions that underlie the valuation of the Company’s financial instruments that could result in changes to investment valuations; (xiv) to the Company’s assumptions as to whether it does not have the intent to sell and it is more likely than not it will not be required to sell its available-for-sale securities before recovery; (xv) developments in bankruptcy proceedings or other developments related to bankruptcies of companies insofar as they affect property and casualty insurance and reinsurance coverages or claims that the Company may have as a counterparty; (xvi) availability of borrowings and letters of credit under the Company’s credit facilities; (xvii) the ability of the Company’s subsidiaries to pay dividends to the holding company, XL Capital Ltd.; (xviii) the potential effect of domestic and foreign regulatory developments, including those which could increase the Company’s business costs and required capital levels; (xix) changes in regulation or tax laws applicable to the Company or its subsidiaries, brokers or customers; (xx) acceptance of the Company’s products and services, including new products and services; (xxi) changes in the availability, cost or quality of reinsurance; (xxii) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xxiii) loss of key personnel; (xxiv) the effects of mergers, acquisitions and divestitures; (xxv) changes in accounting policies or practices or the application thereof; (xxvi) legislative or regulatory developments including, but not limited to, changes in regulatory capital balances that must be maintained by the Company’s operating subsidiaries and recent governmental actions for the purpose of stabilizing the financial markets; (xxvii) other changes in general economic conditions, including changes in interest rates, credit spreads, foreign currency exchange rates, inflation and other factors; (xxviii) the effects of business disruption or economic contraction due to war, terrorism or other hostilities; and (xxix) the other factors set forth in the Company’s other documents on file with the SEC. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

On a limited basis the Company enters into derivatives and other financial instruments primarily for risk management purposes. From time to time, the Company also uses investment derivative instruments such as futures, options, interest rate swaps, credit default swaps and foreign currency forward contracts to manage the duration of its investment portfolio and foreign currency exposures and also to obtain exposure to a particular financial market. Historically the Company entered into credit derivatives outside of the investment portfolio in conjunction with the financial guarantee and financial products operations. The Company attempts to manage the risks associated with derivative use with guidelines established by senior management. Derivative instruments are carried at fair value with the resulting changes in fair value recognized in income in the period in which they occur.

This risk management discussion and the estimated amounts generated from the sensitivity and value at risk (“VaR”) analyses presented in this document are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these estimated results due to, among other things, actual developments in the global financial markets and changes in the composition of the Company’s investment portfolio. The results of analysis used by the Company to assess and mitigate risk should not be considered projections of future events of losses. See generally “Cautionary Note Regarding Forward-Looking Statements” in Item 2.

Interest Rate Risk

The Company’s fixed income portfolio is exposed to interest rate risk. Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The Company manages interest rate risk within the context of its overall asset liability management strategy by setting duration targets for its investment portfolio in line with the estimated duration of its liabilities, thus mitigating the overall economic effect of interest rate risk. The Company remains nevertheless exposed to accounting interest rate risk since the assets are marked to market, thus subject to market conditions, while liabilities are accrued at a static rate. The hypothetical case of an immediate 100 basis point adverse parallel shift in global bond curves as at September 30, 2009, would decrease the fair value of the Company’s fixed income portfolio by approximately 4% or $1.3 billion.

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

The principal currencies creating foreign exchange risk for us are the British pound sterling, the Euro, the Swiss Franc, and the Canadian dollar. The Company’s net notional foreign currency denominated exposure on foreign exchange contracts was $423.6 million and $186.2 million as at September 30, 2009 and December 31, 2008 respectively, with a net unrealized loss of $0.6 million and $3.2 million as at September 30, 2009 and December 31, 2008, respectively.

Equity Price Risk

The Company’s equity portfolio as well as other investments, primarily representing certain derivatives and certain affiliate investments, are exposed to equity price risk. Equity price risk is the potential loss arising from changes in the market value of equities. An immediate hypothetical 10% change in the value of each equity position in the Company’s equity portfolio would affect the fair value of the portfolio by approximately $4.9 million as at September 30, 2009. This excludes exposures to equities in the Company’s affiliate investments.

As at September 30, 2009, the Company’s equity portfolio was approximately $49 million as compared to $330 million as at December 31, 2008. This excludes fixed income fund investments that generally do not have the risk characteristics of equity investments. As at September 30, 2009, the Company’s allocation to equity securities was approximately 0.1% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) as compared to approximately 1.1% as at December 31, 2008.

As at September 30, 2009, approximately 99.7% of the equity holdings was invested in U.S. companies as compared to approximately 10.5% as at December 31, 2008. As at September 30, 2009, the top ten equity holdings represented approximately 29.9% of the Company’s total equity portfolio as compared to approximately 10.4% as at December 31, 2008.

Credit Risk

The Company’s exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. A widening of credit spreads will increase the net unrealized loss position of the investment portfolio, will increase losses associated with credit based non-qualifying derivatives where the Company assumes credit exposure, and, if issuer credit spreads increase significantly or for an extended period of time, would likely result in higher other-than-temporary impairments. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. In addition, market volatility can make it difficult to value certain of the Company’s securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on the Company’s consolidated results of operations or financial condition. Credit spreads on both corporate and structured securities tightened during the quarter ended September 30, 2009, resulting in a recovery of market values. Continuing challenges include continued weakness in the U.S. real estate market and increased mortgage delinquencies, investor anxiety over the U.S. economy, rating agency downgrades of various structured products and financial issuers, unresolved issues with structured investment vehicles and monolines, deleveraging of financial institutions and alternative funds and a serious dislocation in the inter-bank market. If significant, continued volatility, changes in interest rates, changes in credit spreads and defaults, a lack of pricing transparency, market liquidity, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. dollar, individually or in tandem, could have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows through realized losses, impairments, and changes in unrealized positions.

The Company’s exposure to market movements related to credit risk is primarily due to its investment portfolio, receivable and ceded reinsurance balances. Within the investment portfolio, credit risk is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries or countries. In addition, credit risk pertains to adverse change in the creditworthiness of the Company’s reinsurers and retrocessionaires, and their ability to pay certain reinsurance receivable and recoverable balances. The hypothetical case of an immediate 25 basis point increase in all the global corporate and structured credit spreads to which the Company’s fixed income portfolio is exposed to at September 30, 2009 would decrease the fair value of the Company’s fixed income portfolio by approximately $369 million. This excludes exposure to credit in the Company’s alternative investments and counterparty exposure.

The table below shows the Company’s fixed income portfolio by credit rating in percentage terms of the Company’s total fixed income exposure (including fixed maturities, short-term investments, cash and cash equivalents, accrued investment income and net payable for investments purchased) as at September 30, 2009:

Total
AAA	55.5%
AA	14.9%
A	17.3%
BBB	7.4%
BB & below	4.9%

Total (1)	100.0%

(1)	Included in the above are $569.0 million, or 1.7% of the portfolio which represents medium term notes rated at the average credit rating of the underlying asset pools backing the notes.

At September 30, 2009, the average credit quality of the Company’s total fixed income portfolio was “AA.”

The Company is closely monitoring its corporate financial bond holdings in light of the current credit market conditions. The table below summarizes the Company’s significant exposures (defined as bonds issued by financial institutions with an amortized cost in excess of $50.0 million) to corporate bonds of financial issuers held within its available for sale investment portfolio at September 30, 2009, representing both amortized cost and unrealized gains (losses):

(U.S. dollars in millions) Issuer (by Global Ultimate Parent) (1)	Amortized Cost at September 30, 2009	Unrealized gain (loss) at September 30, 2009
Lloyds Banking Group, Plc	$347.0	$(43.9)
Bank of America Corporation.	307.3	(16.7)
The Goldman Sachs Group, Inc.	188.5	0.1
Citigroup Inc	185.5	(12.9)
Banco Santander, S.A	144.7	(28.4)
Wells Fargo & Company	142.3	1.1
HSBC Holdings Plc	140.0	(3.7)
JPMorgan Chase & Co	114.6	(8.7)
Barclays Plc	114.6	(27.1)
Nationwide Building Society	106.8	(6.5)
Morgan Stanley	104.2	2.1
American International Group, Inc	93.3	(16.9)
RFS Holdings B.V.	89.3	(4.3)
Caisse Nationale des Caisses D’Epargne et de Prevoyance (CNCEP)	85.4	(12.7)
Aviva Plc	82.5	(15.1)
Northern Rock plc	72.8	(7.4)
UBS AG	71.1	(10.8)
Royal Bank of Canada	66.6	1.3
Australia & New Zealand Banking Group Ltd	64.6	1.8
Assicurazioni Generali SPA	62.3	(9.5)
BNP Paribas	62.3	(8.9)
Credit Agricole SA	60.3	(5.7)
Legal and General Group Plc	60.1	(12.1)
Credit Suisse Group AG	59.4	0.4
Unicredit S.P.A	58.3	(12.9)
Danske Bank A/S	55.7	(11.4)
Metlife, Inc.	53.0	(0.4)

Within the Company’s corporate financial bond holdings, the Company is further monitoring its exposures to hybrid securities, representing Tier One and Upper Tier Two securities of various financial institutions. The following table summarizes the top ten exposures to hybrid securities, representing both amortized cost and unrealized (losses) as September 30, 2009:

(U.S. dollars in millions) Issuer (by Global Ultimate Parent)	Tier One Amortized Cost at September 30, 2009	Upper Tier Two Amortized Cost at September 30, 2009	Total Amortized Cost at September 30, 2009	Net Unrealized (Loss) at September 30, 2009
Barclays, Plc	$54.9	$59.7	$114.6	$(27.1)
Lloyds TSB Group, Plc.	102.4	8.6	111.0	(45.3)
Banco Santander, S.A	48.7	61.6	110.3	(27.8)
Assicurazioni Generali S.P.A	62.3	—	62.3	(9.5)
Aviva, Plc.	5.8	55.3	61.1	(12.6)
Danske Bank A/S	35.0	20.7	55.7	(11.4)
Credit Agricole SA	12.3	42.2	54.5	(5.8)
Unicredit S.P.A	46.5	1.9	48.4	(13.1)
BNP Paribas	43.1	—	43.1	(9.2)
Caisse Nationale des Caisses D’Epargne et de Prevoyance (CNCEP)	36.5	—	36.5	(14.3)

Total	$447.5	$250.0	$697.5	$(176.1)

As at September 30, 2009, the top 10 corporate holdings, which exclude government guaranteed and government sponsored enterprises, represented approximately 5.4% of the total fixed income portfolio and approximately 16.7% of all corporate holdings.

The top 10 corporate holdings listed below represent the direct exposure to the corporations listed below, including their subsidiaries, and excludes any securitized, credit enhanced and collateralized asset or mortgage backed securities, cash and cash equivalents, pooled notes and any OTC derivative counterparty exposure, if applicable.

Top 10 Corporate Holdings	Percentage of Total Fixed Income Portfolio (1)
Lloyds Banking Group plc	0.91%
Bank of America Corporation	0.87%
General Electric Company	0.61%
The Goldman Sachs Group, Inc	0.57%
Citigroup Inc	0.51%
Wells Fargo & Company	0.43%
HSBC Holdings plc	0.41%
AT&T Inc	0.38%
Banco Santander, S.A.	0.35%
The Proctor & Gamble Company	0.33%

(1)	Including fixed maturities, short-term investments, cash and cash equivalents, accrued investment income and net payable for investments purchased.

As at September 30, 2009, the top 5 corporate sector exposures represented 22.0% of the total fixed income portfolio and 68.1% of all corporate holdings.

(U.S. dollars in millions) Top 5 Sector Exposures	Fair Value	Percent of Fixed Income Portfolio
Financials – Banks	$3,394.7	10.0%
Consumer, Non-Cyclical	1,383.7	4.1%
Communications	961.8	2.8%
Utilities	951.3	2.8%
Industrials	765.5	2.3%

Total	$7,457.0	22.0%

The Company also has exposure to market movement related to credit risk associated with its mortgage-backed and asset-backed securities. The table below shows the breakdown of the $9.0 billion structured credit portfolio as at September 30, 2009, of which approximately 73.9% is AAA rated:

(U.S. dollars in millions)	Fair Value	Percent of Portfolio
CMBS	$1,659.1	18.3%
Agency	4,206.3	46.6%
Prime RMBS	730.9	8.1%
Core CDO (non-ABS CDOs and CLOs)	569.1	6.3%
Other ABS:
ABS – Auto	168.4	1.9%
ABS – Credit Cards	206.1	2.3%
ABS – Other	700.4	7.8%
Topical:
Sub-prime first lien	393.3	4.4%
Alt-A	334.4	3.7%
Second lien (including sub-prime second lien mortgages)	40.8	0.5%
ABS CDO’s with sub-prime collateral	5.5	0.1%

Total	$9,014.3	100.0%

For further discussion of the exposure to credit market movements in the Company’s investment portfolio see the Investment Value-at-Risk section below.

Credit derivatives are purchased within the Company’s investment portfolio and have been sold through a limited number of contracts written as part of the Company’s previous financial businesses. The Company may purchase credit default swaps to hedge an existing position or concentration of its holdings. The credit derivatives are recorded at fair value.

As of September 30, 2009, the remaining credit derivative exposure outside of the Company’s investment portfolio consisted of two contracts written by the Company that provide credit protection on senior tranches of structured finance transactions with total insured contractual payments outstanding of $279.2 million, a weighted average contractual term to maturity of 6.3 years and a total liability recorded of $12.2 million.

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

With regard to unpaid losses and loss expenses recoverable and reinsurance balances receivable, the Company has credit risk should any of its reinsurers be unable or unwilling to settle amounts due to the Company; however, these exposures are not marked to market. For further information relating to reinsurer credit risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balances Receivable.”

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

Previously, when the Company offered weather and contingent energy risk management products, the Company managed its portfolio of such products through the employment of a variety of strategies. These included geographical and directional diversification of risk exposures and direct hedging within the capital and reinsurance markets. As at September 30, 2009, the Company’s VaR related to these risks did not exceed $20.0 million in any one season. The remaining weather and energy contracts are expired during the third quarter of 2009.

Other Market Risks

The Company’s private investment portfolio is invested in limited partnerships and other entities which are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments, and risks specific to startup or small companies. As at September 30, 2009, the Company’s exposure to private investments was $308.9 million, as compared to $404.8 million as at December 31, 2008.

The Company’s alternative investment portfolio, which is exposed to equity and credit risk as well as certain other market risks, had a total exposure of $868.5 million making up approximately 2.6% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) at September 30, 2009, as compared to December 31, 2008, where the Company had a total exposure of $1.1 billion representing approximately 3.2% of the total investment portfolio. The VaR associated with the alternative investment portfolio at September 30, 2009 based on a 95% confidence level with a one month holding period, excluding foreign exchange risk, was approximately $31.2 million.

At September 30, 2009, bond and stock index futures outstanding had a net long position of $92.9 million as compared to a net long position of $101.7 million at December 31, 2008. A 10% appreciation or depreciation of the underlying exposure to these derivative instruments would have resulted in realized gains or realized losses of $9.3 million as at September 30, 2009 and $10.2 million as at December 31, 2008, respectively. The Company may reduce its exposure to these futures through offsetting transactions, including options and forwards.

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

Investment Value-at-Risk

The VaR of the investment portfolio at September 30, 2009, based on a 95% confidence level with a one month holding period, excluding foreign exchange risk, was approximately $422.6 million as compared to $892.4 million at December 31, 2008. The VaR of all investment related derivatives excluding investments in affiliates and other investments was approximately $22.2 million as at September 30, 2009 as compared to $42.9 million at December 31, 2008. The Company’s investment portfolio VaR as at September 30, 2009 is not necessarily indicative of future VaR levels.

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

Given the investment portfolio allocations as at September 30, 2009, the Company would expect to lose approximately 5.2% of the portfolio excluding foreign exchange movements, if the most damaging event stress tested was repeated, all other things held equal, as compared to 4.2% at December 31, 2008. Given the investment portfolio allocations as at September 30, 2009, the Company would expect to gain approximately 11.6% of the portfolio if the most favorable event stress tested was repeated, all other things held equal, as compared to 14.0% at December 31, 2008. The Company assumes that no action is taken during the stress period to either liquidate or rebalance the portfolio. The Company believes that this fairly reflects the potential decreased liquidity that is often associated with distressed market environments.

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

Commencing in March 2008, the Company and two of its subsidiaries were named, along with approximately 20 other providers and insurers of municipal Guaranteed Investment Contracts and similar derivative products in the U.S. (“collectively Municipal Derivatives”) as well as fourteen brokers of such products, in several purported federal antitrust class actions. The Judicial Panel on Multidistrict Litigation ordered that these be consolidated for pretrial purposes and assigned them to the Southern District of New York. The consolidated amended complaint filed in August 2008 alleges that there was a conspiracy among the defendants during the period from January 1, 1992 to the present to rig bids and otherwise unlawfully decrease the yield for Municipal Derivative products. The purported class of plaintiffs consists of purchasers of Municipal Derivatives. On October 21, 2008 most of the defendants filed motions to dismiss the consolidated amended complaint. The District Judge granted the motions by order dated April 29, 2009, but allowed plaintiffs leave to file a second amended complaint within 20 days of the order. Plaintiffs filed a Second Consolidated Amended Class Action Complaint on June 18, 2009, but did not include the Company or any subsidiaries as a defendant. In addition, the same two subsidiaries of the Company were named in a number of similar actions filed by various municipalities in California state courts. The Defendants removed those cases to federal court and the cases were then transferred to the Southern District of New York by the Judicial Panel on Multidistrict Litigation. Two subsidiaries of the Company have been named in amended complaints filed in five of the California actions. The Company intends to vigorously defend these actions.

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

Various XL entities have been named as defendants in three of the many tag-along actions that have been consolidated into the MDL for pretrial purposes. These tag-along actions make allegations similar to the Amended Complaint but do not purport to be class actions. On April 4, 2006, a tag-along Complaint was filed in the U.S. District Court for the Northern District of Georgia on behalf of New Cingular Wireless Headquarters LLC and several other corporations against approximately 100 defendants, including Greenwich Insurance Company, XL Specialty Insurance Company, XL Insurance America, Inc., XL Insurance Company Limited, Lloyd’s syndicates 861, 588 and 1209 and XL Capital Ltd. (the “New Cingular Lawsuit”). On or about May 21, 2007, a tag-along Complaint was filed in the U.S. District Court for the District of New Jersey on behalf of Henley Management Company, Big Bear Properties, Inc., Northbrook Properties, Inc., RCK Properties, Inc., Kitchens, Inc., Aberfeldy LP and Payroll and Insurance Group, Inc. against multiple defendants, including “XL Winterthur International” (the “Henley Lawsuit”). On October 12, 2007, a Complaint in a third tag-along action, captioned Sears Roebuck & Co. v. Marsh & McLennan Companies, Inc., et al., No. 1:07-CV-2535 (the “Sears Lawsuit”), was filed in the U.S. District Court for the Northern District of Georgia by Sears, Roebuck & Co., Sears Holdings Corporation, Kmart Corporation and Lands’ End Inc. Among the many named defendants are X.L. America, Inc., XL Insurance America, Inc., XL Specialty Insurance Company and XL Insurance (Bermuda) Ltd. The three tag-along actions are currently stayed. The Judge presiding over the MDL has set a conference for December 14, 2009 to review whether he should recommend to the Judicial Panel on Multidistrict Litigation that the remaining tag-along actions be remanded to the respective courts in which they were originally filed.

Three purported class actions on behalf of shareholders of Syncora have been filed in the Southern District of New York against the Company and one of its subsidiaries (collectively “XL”), Syncora, four Syncora officers, and various underwriters of Syncora securities. The Judge ordered that these be consolidated. The consolidated amended complaint, filed in August 2008, alleges violations of the Securities Act of 1933 arising out of the secondary public offering of Syncora common shares held by XL on June 6, 2007 and sales/exchanges by Syncora of certain preferred shares as well as under the Securities Exchange Act of 1934 arising out of trading in Syncora securities during the asserted class period of March 15, 2007 to March 17, 2008. The principal allegations are that Syncora failed to appropriately and timely disclose its exposures under certain derivative contracts and insurance of tranches of structured securities. XL is named as a party that purportedly “controlled” Syncora during the relevant time period. In October, 2008, XL and other defendants filed motions to dismiss the consolidated amended complaint, which motions have been fully briefed. The Company intends to vigorously defend these actions.

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

The Company is subject to litigation and arbitration in the normal course of its business. These lawsuits and arbitrations principally involve claims on policies of insurance and contracts of reinsurance and are typical for the Company and for the property and casualty insurance and reinsurance industry in general. Such legal proceedings are considered in connection with the Company’s loss and loss expense reserves. Reserves in varying amounts may or may not be established in respect of particular claims proceedings based on many factors, including the legal merits thereof. In addition to litigation relating to insurance and reinsurance claims, the Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance or reinsurance policies. This category of business litigation typically involves, among other things, allegations of underwriting errors or misconduct, employment claims, regulatory activity, shareholder disputes or disputes arising from business ventures. The status of these legal actions is actively monitored by management. If management believed, based on available information, that an adverse outcome upon resolution of a given legal action was probable and the amount of that adverse outcome was reasonable to estimate, a loss would be recognized and a related liability recorded. The Company believes that the expected ultimate outcome of all outstanding litigation and arbitration will not have a material adverse effect on its consolidated financial condition, operating results and/or liquidity, although an adverse resolution of one or more of these items could have a material adverse effect on the Company’s results of operations in a particular fiscal quarter or year.

ITEM 1A.	RISK FACTORS

Refer to Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for further information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliate Purchasers

The following table provides information about purchases by the Company during the three months ended September 30, 2009 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1-31, 2009	1,988	$11.50	—	$375.5 million
August 1-31, 2009	862	$13.92	—	$375.5 million
September 1-30, 2009	—	$—	—	$375.5 million

Total	2,850	$12.23	—	$375.5 million

(1)	All share purchased were purchased in connection with the vesting of restricted shares granted under the Company’s restricted stock plan. All of these purchases were made in connection with satisfying tax withholding obligations of those employees. These shares were not purchased as part of the Company’s share repurchase program noted below.
(2)	On September 24, 2007, the Board of Directors of the Company approved a share repurchase program, authorizing the Company to repurchase up to $500.0 million of its Class A ordinary shares. During the quarter ended September 30, 2009, no share repurchases were made under the share repurchase program. As at September 30, 2009, the Company could repurchase $375.5 million of its equity securities under the share repurchase program.

ITEM 5.	OTHER INFORMATION

On November 3, 2009, the Company entered into an agreement and release (the “Agreement and Release”) with Executive Vice-President and Chief Financial Officer Brian Nocco, who as previously announced will be departing the Company. On September 14, 2009 the Company announced that it had reached an agreement with Mr. Nocco that he would depart from the Company at the end of the year.

The Company entered into the Agreement and Release with Mr. Nocco pursuant to which Mr. Nocco’s employment with the Company will terminate on December 31, 2009 (the “Termination Date”). The Agreement and Release provides that, no later than the Termination Date, Mr. Nocco will resign from all officer positions with the Company and its affiliates as well as his membership on all boards of directors and committees of the Company and its affiliates. The Agreement and Release is attached hereto as Exhibit 10.1 and incorporated by reference herein.

The Agreement and Release provides for: (i) payment of base salary through the Termination Date; (ii) provided Mr. Nocco reexecutes a general release of claims against the Registrant and its affiliates, (x) a lump sum cash payment of $2,008,333, and (y) an annual bonus for 2009 of not less than $1,000,000; (iii) reimbursement for business expenses incurred prior to the Termination Date; (iv) medical benefit plan coverage for Mr. Nocco and his dependents until the earlier of (A) 24 months from the Termination Date or (B) the date Mr. Nocco becomes eligible to receive medical benefits from another employer; (v) a payment of $500,000 representing the amount payable under the Registrant’s Long-Term Incentive Plan; (vi) payment of Mr. Nocco’s award amount for 2009 under the Registrant’s 2009 Cash Long-Term Program in accordance with the terms of that program; (vii) the cost of preparation of Mr. Nocco’s tax returns for 2009 and 2010; (viii) payment of or reimbursement for Mr. Nocco’s reasonable moving expenses in relocating from Bermuda to Ohio; and (ix) assumption of responsibility for Mr. Nocco’s housing lease in Bermuda. Mr. Nocco’s benefits under the retirement plans of the Registrant will be paid in accordance with the terms of the plans and his elections made thereunder. The Agreement and Release contains Mr. Nocco’s release of claims against the Registrant and its affiliates as well as confidentiality and non-disparagement provisions.

The Agreement and Release provides that all stock options and restricted stock granted to Mr. Nocco under the Registrant’s equity-based incentive compensation plans will, to the extent unvested, become vested on the Termination Date. All of the Registrant stock options held by Mr. Nocco will be exercisable for five years following the Termination Date (but in no event beyond the full ten year term of the options), after which time they will terminate.

The Agreement and Release also provides for indemnification of Mr. Nocco by the Registrant to the maximum extent permitted by applicable law and the Registrant’s charter documents with respect to claims based on actions or failures to act by him in his capacity as an officer, director or employee of the Registrant or its affiliates or in any other capacity in which he served at the request of the Registrant or an affiliate. The Registrant is also required to maintain directors’ and officers’ liability coverage in an amount equal to at least $75,000,000 for a period of six years following the Termination Date.

The payments and benefits provided for in the Agreement and Release are substantially the same as those required under Mr. Nocco’s employment agreement, including the terms of the applicable plans and requirements of Bermuda law, with the exception of the annual bonus for 2009 and the stock option and restricted stock provisions which have been agreed in consideration for Mr. Nocco’s extraordinary efforts during his tenure as well as his agreement to manage through the transition through year end.

ITEM 6.	EXHIBITS

Exhibit	Description

10.1**	Agreement and Release between XL Capital Ltd and Brian W. Nocco, dated as of November 3, 2009.

31**	Rule 13a-14(a)/15d-14(a) Certifications.

32**	Section 1350 Certification.

** filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2009

XL CAPITAL LTD
(Registrant)

/S/ MICHAEL S. MCGAVICK
Michael S. McGavick
Chief Executive Officer

Date: November 5, 2009

/S/ BRIAN W. NOCCO
Brian W. Nocco
Executive Vice President and
Chief Financial Officer