Form 10-K
period 2009-12-31
XL CAPITAL LTD
filed 2010-03-01
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to
Commission file number 1-10804

XL CAPITAL LTD
(Exact name of registrant as specified in its charter)

Cayman Islands (State or other jurisdiction of incorporation or organization)	98-0191089 (I.R.S. Employer Identification No.)
XL House, One Bermudiana Road Hamilton, Bermuda HM 08 (Address of principal executive offices and zip code)	(441) 292-8515 (Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Class A Ordinary Shares, Par Value $0.01 per Share	New York Stock Exchange
10.75% Equity Security Units	New York Stock Exchange

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
Yes ☐  No ☒

The aggregate market value of the voting common equity of the registrant held by non-affiliates of the registrant on June 30, 2009 was approximately $3.9 billion computed upon the basis of the closing sales price of the Class A Ordinary Shares on June 30, 2009. For purposes of this computation, ordinary shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of February 25, 2010, there were outstanding 342,142,419 Class A Ordinary Shares, $0.01 par value per share, of the registrant.

Documents Incorporated by Reference

The Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report relating to the annual meeting of ordinary shareholders to be held on April 30, 2010 is incorporated by reference into Part III of this Form 10-K.

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

History

XL Capital Ltd, through its subsidiaries (the “Company” or “XL”), is a global insurance and reinsurance company providing property, casualty and specialty products to industrial, commercial and professional firms, insurance companies and other enterprises on a worldwide basis. XL Capital Ltd was incorporated with limited liability under the Cayman Islands Companies Act on March 16, 1998, as EXEL Merger Company. XL Capital Ltd was formed as a result of the merger of EXEL Limited and Mid Ocean Limited on August 7, 1998, and the Company was named EXEL Limited on that date.

EXEL Limited and Mid Ocean Limited are companies that were incorporated in the Cayman Islands with principal operations in Bermuda in 1986 and 1992, respectively. Exel Limited and its subsidiaries were formed in response to a shortage of high excess liability underwriting capacity in the insurance industry at that time and included a subsidiary organized in Ireland to serve the European Community. Mid Ocean Limited and its subsidiaries were formed to capitalize on the supply/demand imbalance in the global property catastrophe reinsurance market at that time and included dedicated Lloyd’s syndicate capacity. At a special general meeting held on February 1, 1999, the shareholders of the Company approved a resolution changing the name of the Company to XL Capital Ltd.

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

On January 12, 2010 the Company announced a proposal to change the place of incorporation of the ultimate parent holding company of XL from the Cayman Islands to Ireland, through a “scheme of arrangement” under Cayman Islands law. Shareholders will be asked to vote in favor of completing the redomestication and proposals relating thereto at a special court-ordered class meeting and an extraordinary general meeting of the ordinary shareholders. If the necessary conditions are satisfied, including approval by the ordinary shareholders and by the Grand Court of the Cayman Islands, shares of XL Capital Ltd

(referred to as “XL-Cayman” in the context of the redomestication) will be cancelled and shareholders will receive, on a one-for-one basis, new ordinary shares of XL Group plc (“XL-Ireland”), and XL-Ireland will replace XL-Bermuda as the ultimate parent company of XL. The Company’s Board of Directors has unanimously determined that changing the place of incorporation of the ultimate parent company to Ireland, and the other related proposals, are in the best interests of the Company and its shareholders. Subject to satisfaction of the various conditions, the change of the Company’s place of incorporation is currently expected to become effective on July 1, 2010.

In connection with the proposed redomestication, the Company will also seek the approval of the Series C and Series E preference shareholders of XL-Cayman to exchange their preference shares for an equal number of preference shares of XL-Ireland in the scheme of arrangement. Even if approval of the preference shareholders is obtained, this preference share exchange will occur only if the redomestication is consummated and the ordinary shares are exchanged as described above. The redomestication is not conditioned on completion of the preference share exchange or any approval by Series C or Series E preference shareholders.

Additional information regarding the redomestication, is included in the Preliminary Proxy Statement on Schedule 14A filed with the SEC on January 12, 2010 (the “Redomestication Proxy Statement”). A definitive Proxy Statement will be sent to ordinary shareholders in advance of the relevant shareholder meetings.

See further information under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segments

Following the streamlining of the Company’s operating segments in the first quarter of 2009, the Company is organized into three operating segments: Insurance, Reinsurance and Life Operations. The general investment and financing operations of the Company are reflected in Corporate.

The Company evaluates the performance for both the Insurance and Reinsurance segments based on underwriting profit and evaluates the contribution from the Life Operations. Other items of revenue and expenditure of the Company are not evaluated at the segment level for reporting purposes. In addition, the Company does not allocate investment assets by segment for its property and casualty (“P&C”) operations. Investment assets related to the Company’s Life Operations and certain structured products included in the Insurance and Reinsurance segments are held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from each of these operations.

The following table sets forth an analysis of gross premiums written by segment for the years ended December 31, 2009, 2008 and 2007. Additional financial information about the Company’s segments, including financial information about geographic areas, is included in Item 8, Note 6 to the Consolidated Financial Statements, “Segment Information.”

Year ended December 31 (U.S. dollars in thousands)	2009 Gross Premiums Written	Percentage Change	2008 Gross Premiums Written	Percentage Change	2007 Gross Premiums Written
Insurance	$4,251,888	(19.9)%	$5,308,914	(2.3)%	$5,434,266
Reinsurance	1,859,423	(17.7)%	2,260,477	(15.1)%	2,663,494
Life Operations	576,162	(16.6)%	690,915	(7.0%	743,220
Syncora (1)	–	–%	–	(100.0)%	156,983

	$6,687,473	(19.0)%	$8,260,306	(8.2)%	$8,997,963

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

Insurance Segment

General

The Company’s Insurance segment provides commercial property, casualty and specialty insurance products on a global basis. Products generally provide tailored coverages for complex corporate risks and include the following lines of business: property, casualty, professional liability, environmental liability, aviation and satellite, marine and offshore energy, equine, fine art and specie, excess and surplus lines and other insurance coverages including program business. However, given the changing economic environment that has been experienced throughout 2008 and 2009 during the global economic and financial crises, and following the significant impacts to the Company during 2008, including the downgrade of the financial strength ratings of the Company’s leading insurance and reinsurance subsidiaries by leading rating agencies, the Company focused on those lines of business within its insurance operations that are believed to provide the best return on capital. For the Insurance segment, this included the non-renewal of certain insurance programs, as well as a continued reduction in long-term agreements.

Property and casualty products are typically written as global insurance programs for large multinational companies and institutions and include umbrella liability, product recall, U.S. workers’ compensation, property catastrophe and primary master property and liability coverages. Property and casualty products generally provide large capacity on a primary, quota share or excess of loss basis. Global insurance programs are targeted to large worldwide companies in major industry groups including aerospace, automotive, consumer products, pharmaceutical, pulp and paper, high technology, telecommunications, transportation and basic metals. In North America, the casualty business written includes primary, umbrella and high layer excess business. The primary casualty programs (including workers’ compensation) generally require customers to take large deductibles or self-insured retentions. For the umbrella and excess business written, the Company’s liability attaches after large deductibles, including self insurance or insurance from other companies. Outside of North America, casualty business is generally written on a primary or excess basis. Policies are written on an occurrence, claims-made and occurrence reported basis. The Company’s property business written, which also includes construction projects, is short-tail by nature and written on both a primary and excess of loss basis. Property business written includes exposures to man-made and natural disasters, and generally, loss experience is characterized as low frequency and high severity. This may result in volatility in the Company’s results of operations, financial condition and liquidity. In addition to the property and casualty products noted above, in 2008 the Company launched underwriting capabilities for the Upper Middle Markets (“UMM”) in the U.S., U.K. and Continental Europe. These units are focused on providing underwriting expertise and tailored insurance solutions for the UMM customers through focused distribution channels of select regional retail brokers. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for further information.

Professional liability insurance includes directors’ and officers’ liability, errors and omissions liability and employment practices liability coverages. Policies are written on both a primary and excess of loss basis. Directors’ and officers’ coverage includes primary and excess directors’ and officers’ liability, employment practices liability, company securities and private company directors’ and officers’ liability. Products are targeted at a variety of different sized companies, with a heavy concentration on small to medium-sized firms when written on a primary basis. Employment practices liability is written primarily for very large corporations on an excess of loss basis and covers those firms for legal liability in regard to the treatment of employees. Errors and omissions coverage is written on a primary and excess basis. Errors and omissions insurance written on a primary basis is targeted to small and medium-sized firms and coverage is provided for various professional exposures, including, but not limited to, insurance brokers, consultants, architects and engineers, lawyers, public entities and real estate agents.

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

Excess and surplus lines products include both general liability and property coverages. For general liability, most Insurance Services Office, Inc. (“ISO”) products are written. For property, limits are relatively low and coverages exclude flood, earthquake and difference in conditions. In 2009 the Company decided to stop offering property coverages.

The Company’s program business specializes in insurance coverages for distinct market segments in North America, including program administrators and managing general agents who operate in a specialized market niche and have unique industry backgrounds or specialized underwriting capabilities. Products encompass automobile extended warranty and other property and casualty coverages. The Company implemented an exit strategy to exit the automobile extended warranty business in 2009.

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

Also included as part of the Insurance segment is XL Global Asset Protection Services (“XL GAPS”), a fee for service loss prevention consulting service which offers individually tailored risk management solutions to risk managers, insurance brokers and insurance company clients operating on a global basis.

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

U.S. Terrorism

The U.S. Terrorism Risk Insurance Act of 2002 (“TRIA”), as amended, established the Terrorism Risk Insurance Program (“TRIP”) which became effective on November 26, 2002 and was a three-year federal program effective through 2005. On December 22, 2005, President George W. Bush signed a bill extending TRIA (“TRIAE”) for two more years, continuing TRIP through 2007. On December 26, 2007, President George W. Bush signed the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) which further extended TRIP for 7 years until December 31, 2014 and also eliminated the distinction between foreign and domestic acts of terrorism.

TRIA voided in force terrorism exclusions as of November 26, 2002 for certified terrorism on all TRIA specified property and casualty business. TRIA required covered insurers to make coverage available for certified acts of terrorism (other than nuclear, biological, radiological and chemical, or “NBRC”) on all new and renewal policies issued after TRIA was enacted. Legislation approved under TRIP, as noted above, allows the Company to assess a premium charge for terrorism coverage and, if the policyholder declines the coverage or fails to pay the buy-back premium, certified acts of terrorism will then be excluded from the policy, subject, however, to state specific requirements. Terrorism coverage cannot be excluded from workers’ compensation policies. Subject to a premium-based deductible and provided that the Company has otherwise complied with all the requirements as specified under TRIPRA, the Company is eligible for reimbursement by the Federal Government for up to 85% of its covered terrorism-related losses arising from a certified terrorist attack. Such payment by the government will, in effect, provide reinsurance protection on a quota share basis. The maximum liability during a program year, including both the Federal Government’s and insurers’ shares, is capped on an aggregated basis at $100 billion.

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

Non-U.S. Terrorism

The Company provides coverage for terrorism outside of the United States under casualty policies on a case-by-case basis. The Company generally does not provide significant limits of coverage for terrorism under first party property policies outside of the U.S. unless required to do so by local law, or as required to comply with any national terrorism risk pool which may be available. Various countries have enacted legislation to provide insurance coverage for terrorism occurring within their borders, to protect registered property, and to protect citizens traveling abroad. The legislation typically requires registered direct insurers to provide terrorism coverage for specified coverage lines and then permits them to cede the risk to a national risk pool. The Company has subsidiaries that participate in terrorism risk pools in various jurisdictions, including Australia, France, Spain, the Netherlands and the United Kingdom.

Underwriting

The Company underwrites and prices most risks individually following a review of the exposure and in accordance with the Company’s underwriting guidelines. Most of the Company’s insurance operations have underwriting guidelines that are industry-specific. The Company seeks to serve its client’s while controlling its exposure on individual insurance contracts through terms and conditions, policy limits and sublimits, attachment points, and facultative and treaty reinsurance arrangements on certain types of risks.

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

As the Company’s insurance products are primarily specialized coverages, underwriting guidelines and policy forms differ by product offering as well as by legal jurisdiction. Liability insurance is written on both a primary and excess of loss basis, on occurrence, occurrence reported and claims-made policy forms. Occurrence reported policies typically cover occurrences causing unexpected and unintended personal injury or property damage to third parties arising from events or conditions that commence at or subsequent to an inception date, or retroactive date, if applicable, and prior to the expiration of the policy provided that proper notice is given during the term of the policy or the discovery period. Claims made policies typically cover only claims made during the policy period or extended reporting period and are generally associated with professional liability coverages. Traditional occurrence coverage is also available for restricted classes of risk and is generally written on a follow-form basis where the policy adopts the terms, conditions and exclusions of the underlying policy. Property insurance risks are written on a lead or follow-form basis that usually provides coverage for all risks of physical damage and business interruption. Maximum limits are generally subject to sublimits for coverage in critical earthquake and flood zones, where the Company seeks to limit its liability in these areas.

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

The Company uses reinsurance to support the underwriting and retention guidelines of each of its subsidiaries as well as to control the aggregate exposure of the Company to a particular risk or class of risks. Reinsurance is purchased at several levels ranging from reinsurance of risks assumed on individual contracts to reinsurance covering the aggregate exposure on a portfolio of policies issued by groups of companies. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

Premiums

Premium rates and underwriting terms and conditions for all lines of business written vary by jurisdiction principally due to local market conditions, competitor product offerings and legal requirements.

The following table is an analysis of the Insurance segment’s gross premiums written, net premiums written and net premiums earned, by line of business for the year ended December 31, 2009:

(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Casualty – professional lines	$1,423,756	$1,336,541	$1,276,005
Casualty – other lines	947,121	570,887	655,126
Other property	649,592	361,841	426,441
Marine, energy, aviation and satellite	644,898	516,408	546,806
Other specialty lines (1)	577,804	483,166	634,436
Other (2)	5,257	1,077	12,217
Structured indemnity	3,460	3,460	8,762

Total	$4,251,888	$3,273,380	$3,559,793

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, specie, middle markets and excess and surplus lines.

(2)	Other includes credit and surety and other lines.

Competition

The Company competes globally in the property and casualty insurance markets. Its competitors include the following companies and their affiliates: The ACE Group of Companies (“ACE”); Allianz Aktiengesellschaft (“Allianz”); American International Group, Inc. primarily their Chartis subsidiary (“AIG”); Factory Mutual Global (“FMG”) for property only; Hartford Financial Services (“Hartford”); Lloyd’s of London Syndicates (“Lloyd’s”); The Chubb Corporation (“Chubb”); The Travelers Companies (“Travelers”); and Zurich Financial Services Group (“Zurich”).

The Company’s major geographical markets for its property and casualty insurance operations are North America, Europe and Bermuda. The Company’s main competitors in each of these markets include the following:

North America – AIG, ACE, Chubb, FMG, Zurich, Travelers, CNA Financial Corporation, Hartford, Liberty Mutual Group and Lloyd’s.

Europe – Allianz, AIG, FMG, Zurich, AXA, ACE, Lloyd’s, Assicurazioni Generali (“Generali”) and HDI-Gerling Industrie Versicherung AG (“HDI-Gerling”).

Bermuda – ACE, Allied World Assurance Company (“AWAC”), Axis Capital Group (“Axis”), Max Re Ltd. (“Max Re”), Endurance Specialty Insurance Ltd (“Endurance”) and Arch Capital Group Ltd (“Arch”).

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview” for further discussion.

Marketing and Distribution

The majority of Insurance Segment business originates via a large number of international, national and regional producers, acting as the brokers and representatives of current and prospective policyholders. A portion of Insurance Segment business is marketed and underwritten by general agents and independent agents acting on behalf of the Company. Typically, all such producers, general agents, and independent agents receive commission payments from the Company for their services, which payments are calculated as a percentage of gross premium paid by the policyholder on an account-by-account basis. A certain portion of business originating from producers is submitted on a fee basis under which the producer is compensated by a fee paid to it by its policyholder client. From time to time, the Company also considers requests for commissions from a producer, with disclosure by the producer to the policyholder-client, where the producer receives a fee from the policyholder-client. The Company evaluates such requests on a case-by-case basis.

The Company entertains requests for contingent commission arrangements where such additional commissions are based upon the volume of bound business originated from a specific producer during a prior calendar year. Such arrangements are distinct from program business where additional commissions are generally based on profitability of business submitted to and bound by the Company.

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

Apart from compensation arrangements established with producers in connection with insurance transactions, the Company also has engaged, and may in the future engage, certain producers or their affiliates in consulting roles pursuant to which such producers provide access to certain systems and information that may assist the Company with its marketing and distribution strategy. In instances where the Company engages producers in such consulting roles, the Company may compensate the relevant producers on a fixed fee basis, a variable fee basis based upon Company usage of the systems and information proffered, or through a combination of fixed and variable fee.

Structure of Insurance Operations

In October 2009, the Company’s insurance operations were reorganized into four business units: Global Professional Lines, Global Specialty Lines, North America Property and Casualty and International Property and Casualty. This new simplified structure has had no impact on the Company’s client facing activities but provides increased authority and accountability to each business unit leader. The Company operated under its product and geography based matrix business structure up to October 2009.

The segment’s most significant operating legal entities during 2009 were as follows: XL Insurance (Bermuda) Ltd, XL Insurance Company Limited, XL Specialty Insurance Company, Indian Harbor Insurance Company, Greenwich Insurance Company, XL Insurance Switzerland as well as certain Lloyds Syndicates.

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

Certain of the Company’s product lines have arrangements with third party administrators (“TPAs”) to provide claims handling services to the Company in respect of such product lines. These agreements set forth the duties of the TPA, limits of authority, protective indemnification language and various procedures that are required to meet statutory compliance. These arrangements are also subject to audit review by the Company’s relevant claim department.

In February 2010 and after over two years of design and development, the insurance operations has started deploying a new claims IT platform, called XL GlobalClaim (“GCS”). The Bermuda operations will serve as a pilot office with GCS being deployed throughout 2010 to the U.S. operations and Europe and Asia in the first quarter of 2011. GCS will convert the claim operation to a paperless environment and connect legacy systems to allow for consistent data aggregation for all global claims operations.

Reinsurance Segment

General

The Company’s Reinsurance segment provides casualty, property risk (including energy and engineering), property catastrophe, marine, aviation, and other specialty reinsurance on a global basis with business being written on both a proportional and non-proportional basis and in certain limited instances on a direct basis. Given the changing economic environment that has been experienced throughout 2008 and early 2009 including the downgrade of the financial strength ratings of the Company’s leading insurance and reinsurance subsidiaries by leading rating agencies, the Company shifted its focus to those lines of business within its reinsurance operations that provide the best return on capital. For the Company’s Reinsurance segment this resulted, in certain instances, in a greater emphasis being placed on short-tail lines of business.

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

In accordance with market practice, the Company’s policies generally exclude certain risks such as war, nuclear contamination or radiation. Following the terrorist attacks at the World Trade Center in New York City, in Washington, D.C. and in Pennsylvania on September 11, 2001 (collectively, “the September 11 event”), terrorism cover, including NBRC has been restricted or excluded in many territories and classes. Some U.S. states make it mandatory to provide some cover for “Fire Following” terrorism and some countries make terrorism coverage mandatory. The Company’s predominant exposure under such coverage is to property damage.

The Company had, prior to the passing of TRIA, underwritten reinsurance exposures in the U.S. that included terrorism coverage. Since the passage of TRIA in the U.S., together with the TRIAE and TRIPRA extensions noted above, the Company has underwritten a very limited number of stand-alone terrorism coverage policies in addition to coverage included within non-stand-alone policies. In the U.S., in addition to NBRC acts, the Company generally excludes coverage included under TRIA from the main catastrophe exposed policies. In other cases, both within and outside the U.S., the Company generally relies on either a terrorism exclusion clause, which does not include personal lines, excluding NBRC, or a similar clause that excludes terrorism completely. There are a limited number of classes underwritten where no terrorism exclusion exists.

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

Other specialty reinsurance products include energy, marine, aviation, space, engineering, fidelity, trade credit, and political risk. The Company underwrites a small portfolio of contracts covering political risk and trade credit. Exposure is assumed from a limited number of trade credit contracts.

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

Effective January 1, 2008, the Company entered into a quota share reinsurance treaty with a newly-formed Bermuda reinsurance company, Cyrus Re II. Pursuant to the terms of the quota share reinsurance treaty, Cyrus Re II assumed a 10% cession of certain lines of property catastrophe reinsurance and retrocession business underwritten by certain operating subsidiaries of the Company for business that incepted between January 1, 2008 and July 1, 2008. In connection with such cessions, the Company paid Cyrus Re II reinsurance premium less a ceding commission, which included a reimbursement of direct acquisition expenses incurred by the Company as well as a commission to the Company for generating the business. The quota share reinsurance treaty also provided for a profit commission payable to the Company. The quota share with Cyrus Re II was canceled after its original term and not renewed.

The Company’s traditional catastrophe retrocession program was renewed in June 2009 to cover certain of the Company’s exposures. These protections, in various layers and in excess of varying attachment points according to the territory exposed, assist in managing the Company’s net retention to an acceptable level. The Company has co-reinsurance retentions within this program. The Company renewed additional structures with a restricted territorial scope for 12 months at July 2009. The Company continued to buy additional protection for the Company’s marine and offshore energy exposures. These covers provide protection in various layers and excess of varying attachment points according to the scope of cover provided. The Company has co-reinsurance participations within this program.

The Company continues to buy specific reinsurances on its credit and bond, motor third party liability, property and aviation portfolios to manage its net exposures in these classes.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 13 to the Consolidated Financial Statements “Reinsurance” for further information.

Premiums

The following table is an analysis of the Reinsurance segment’s gross premiums written, net premiums written and net premiums earned, by line of business for the year ended December 31, 2009:

(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Casualty – professional lines	$170,928	$166,903	$196,624
Casualty – other lines	218,778	217,889	257,610
Property catastrophe	357,267	312,321	312,780
Other property	862,310	553,556	560,379
Marine, energy, aviation and satellite	89,100	82,393	83,532
Other (1)	156,092	132,322	172,588
Structured indemnity	4,948	4,948	8,433

Total	$1,859,423	$1,470,332	$1,591,946

(1)	Other includes credit and surety, whole account contracts and other lines.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview” for further discussion.

Marketing and Distribution

See Insurance Segment – “Marketing and Distribution” and Item 8, Note 20(a) to the Consolidated Financial Statements, “Commitments and Contingencies – Concentrations of Credit Risk” for information in the Company’s marketing and distribution procedures and information on the Company’s major brokers.

Structure of Reinsurance Operations

The Company’s reinsurance operations are structured geographically into Bermuda operations, North American operations, European/Asia Pacific operations and Latin American operations.

The segments most significant operating legal entities during 2009 were as follows: XL Reinsurance America Inc., XL Re Ltd, XL Re Europe Limited and XL Re Latin America Ltd.

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

Life Operations Segment

During 2009, the Company completed a strategic review of its life reinsurance business. In relation to this initiative, the Company sold the renewal rights to its Continental European short-term life, accident and health business in December 2008. The Company also announced in March 2009 that it would run-off its existing book of U.K. and Irish traditional life and annuity business, and not accept new business. In addition, during July 2009, the Company entered into an agreement to sell its U.S. life reinsurance business. The transaction closed during the fourth quarter of 2009. In December 2009, the Company entered into an agreement to novate and recapture a number of U.K. and Irish term assurance and critical illness treaties. The transaction closed during the fourth quarter of 2009.

The Life Operations segment provides life reinsurance on business written by life insurance companies, principally to help them manage mortality, morbidity, survivorship, investment and lapse risks.

Products offered included a broad range of underlying lines of life insurance business, including term assurances, group life, critical illness cover, immediate annuities and disability income. In addition, prior to selling the renewal rights, the products offered included short-term life, accident and health business. The segment also covers a range of geographic markets, with an emphasis on the U.K., U.S., Ireland and Continental Europe.

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

2) The second component of the portfolio relates to life risks (in the U.S., U.K. and Ireland) and critical illness risks (in the U.K. and Ireland) where the Company is exposed to the mortality, morbidity and lapse experience from the underlying business, over the medium to long-term.

3) The third component relates to the annually renewable business covering life, accident and health risks written in Continental Europe. These contracts are short-term in nature and include both proportional and non-proportional reinsurance structures. While the renewal rights for this business have been sold, the existing business remains with the Company.

Underwriting & Claims Administration

While the Company was closed to new business in March 2009, the information below reflects how new business was acquired prior to that date and hence is relevant to the in-force portfolio of business.

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

For a new business treaty, in addition to the actuarial analysis required to set the terms, there is also a requirement to establish medical underwriting criteria that will apply to the new risks which may be added to the treaty. Once a treaty is accepted, there is then an ongoing need to monitor the risk selection by the medical underwriters at the ceding company and to ensure that the criteria are being met.

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

Premiums

The following table is an analysis of the Life Operations gross premiums written, net premiums written and net premiums earned for the year ended December 31, 2009:

(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Other Life	$413,831	$400,345	$422,594
Annuity	162,331	132,507	132,507

Total	$576,162	$532,852	$555,101

Additional discussion and financial information about the Life Operations is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 6 to the Consolidated Financial Statements, “Segment Information.”

Competition

In regards to the Life Operations segment, the core activity is in the U.S., U.K., Ireland and Continental Europe. While the Company no longer competes for new business, it retains an in-force portfolio and hence views companies with similar portfolios as competitors.

Within the “new business treaty” area, competition includes amongst others: Swiss Re; Munich Re; Reinsurance Group of America; Hannover Re; Transamerica Re; and General Re.

For the fixed annuity business, competition has historically come from less traditional reinsurance entities, such as Canada Life and Prudential (U.K.) or recently established entities such as Paternoster, Synesis, and PIC. However, in recent years, more traditional reinsurance players, in particular Swiss Re, have entered or re-entered this market.

Marketing and Distribution

The Company predominantly marketed its long-term products directly to clients, with a smaller element sourced through reinsurance intermediaries. The Company primarily marketed the short-term life, accident and health business through reinsurance intermediaries. Following the closure to new business and the sale of the renewal rights, the Company has ceased to market these product lines.

The Company’s distribution strategy has been to avoid any undue concentration on any single client or market. Efforts were made to target ceding companies that were themselves strong and growing in their target segments.

Other Financial Lines Business

Following the streamlining of the Company’s operating segments in the first quarter of 2009, the Other Financial Lines business is now included in Corporate. The Other Financial Lines Business is comprised of remaining contracts associated with the funding agreement (“FA”) business and previously included the guaranteed investment contract (“GIC”) business. GICs and FAs provide users guaranteed rates of interest on amounts previously invested with the Company. FAs are very similar to GICs in that they have known cash flows. FAs were sold to institutional investors, typically through medium term note programs. At December 31, 2009, the remaining balance of FAs, excluding accrued interest of $6.5 million, was $450 million, with settlements scheduled for $450 million in August 2010.

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

Analysis of Losses and Loss Expense Reserve Development
Net of Reinsurance Recoveries

(U.S. dollars in millions)	1999	2000	2001	2002	2003	2004	2005	2006	2007 (1)	2008	2009
ESTIMATED LIABILITY FOR UNPAID LOSSES AND LOSS EXPENSES, NET OF REINSURANCE RECOVERABLES	$4,537	$4,207	$7,004	$8,313	$10,532	$12,671	$17,200	$17,900	$18,191	$17,686	17,266
LIABILITY RE-ESTIMATED AS OF:
One year later	4,142	4,382	7,404	9,250	10,800	13,785	17,090	17,475	17,580	17,401
Two years later	4,085	4,345	8,423	9,717	11,842	13,675	16,828	16,631	17,286
Three years later	4,120	5,118	8,653	10,723	11,849	13,607	16,155	16,441
Four years later	4,624	5,294	9,727	10,738	11,860	13,258	16,067
Five years later	4,747	5,435	9,674	10,710	11,680	13,236
Six years later	4,858	5,419	9,718	10,642	11,794
Seven years later	4,872	5,508	9,680	10,824
Eight years later	4,927	5,496	9,921
Nine years later	4,926	5,571
Ten years later	4,942
CUMULATIVE REDUNDANCY (DEFICIENCY) (1)	(405)	(1,364)	(2,917)	(2,511)	(1,262)	(565)	1,133	1,459	905	285
CUMULATIVE PAID LOSSES, NET OF REINSURANCE RECOVERIES, AS OF:
One year later	$1,252	$1,184	$2,011	$2,521	$1,985	$2,008	$3,437	$3,188	$3,207	3,436
Two years later	1,828	1,920	3,984	3,800	2,867	3,884	5,759	5,620	5,673
Three years later	2,306	2,683	4,703	4,163	4,380	5,181	7,590	7,528
Four years later	2,824	3,038	4,641	5,365	5,286	6,392	8,936
Five years later	3,035	3,290	5,526	6,018	6,225	7,386
Six years later	2,807	3,774	5,969	6,764	7,002
Seven years later	3,110	3,985	6,514	7,381
Eight years later	3,240	4,351	6,965
Nine years later	3,482	4,589
Ten years later	3,608

Analysis of Property and Casualty Losses and Loss Expense Reserve Development
Gross of Reinsurance Recoverables

(U.S. dollars in millions)	1999	2000	2001	2002	2003	2004	2005	2006	2007 (1)	2008	2009
ESTIMATED GROSS LIABILITY FOR UNPAID LOSSES AND LOSS EXPENSES	$5,369	$5,668	$11,807	$13,333	$16,553	$19,616	$23,598	$22,895	$22,857	$21,650	$20,824
LIABILITY RE-ESTIMATED AS OF:
One year later	$5,266	$6,118	$12,352	$15,204	$18,189	$19,987	$23,209	$22,458	$21,803	21,348
Two years later	5,147	6,105	14,003	16,994	18,520	19,533	22,937	21,337	21,445
Three years later	5,176	6,909	15,377	17,210	18,324	19,525	22,139	21,057
Four years later	5,663	7,086	15,441	17,048	18,362	19,153	21,992
Five years later	5,798	7,240	15,267	17,106	18,236	19,098
Six years later	5,890	7,223	15,401	17,051	18,328
Seven years later	5,881	7,317	15,381	17,189
Eight years later	5,957	7,370	15,602
Nine years later	5,960	7,460
Ten years later	5,977
CUMULATIVE REDUNDANCY (DEFICIENCY)	(608)	(1,792)	(3,795)	(3,856)	(1,775)	518	1,606	1,838	1,412	302

(1)	Excludes $351.0 million of financial guarantee reserves previously related to reinsurance agreements with Syncora.

The following table presents an analysis of the Company’s paid, unpaid and incurred losses and loss expenses and a reconciliation of beginning and ending unpaid losses and loss expenses for the years indicated:

Reconciliation of Unpaid Losses and Loss Expenses

(U.S. dollars in thousands)	2009	2008	2007
Gross unpaid losses and loss expenses at beginning of year	$21,650,315	$23,207,694	$22,895,021
Unpaid losses and loss expenses recoverable	3,964,836	4,665,615	4,995,373
Financial guarantee reserves related to previous reinsurance agreements with Syncora that were recorded within “Net loss from operating affiliates”	–	(350,988)	–

Net unpaid losses and loss expenses at beginning of year	17,685,479	18,191,091	17,899,648
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	3,453,577	4,573,562	4,266,444
Prior years	(284,740)	(610,664)	(425,441)

Total net incurred losses and loss expenses	3,168,837	3,962,898	3,841,003
Exchange rate effects	287,752	(677,664)	421,575
Net loss reserves (disposed) acquired (1)	–	–	(155,259)
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	439,638	584,120	627,748
Prior years	3,436,297	3,206,726	3,188,128

Total net paid losses	3,875,935	3,790,846	3,815,876
Net unpaid losses and loss expenses at end of year	17,266,133	17,685,479	18,191,091
Financial guarantee reserves related to previous reinsurance agreements with Syncora that were recorded within “Net loss from operating affiliates”	–	–	350,988
Unpaid losses and loss expenses recoverable	3,557,391	3,964,836	4,665,615

Gross unpaid losses and loss expenses at end of year	$20,823,524	$21,650,315	$23,207,694

The Company’s net unpaid losses and losses expenses relating to the Company’s operating segments at December 31, 2009 and 2008 were as follows:

(U.S. dollars in millions)	December 31, 2009	December 31, 2008
Insurance	$11,128	$11,126
Reinsurance	6,138	6,559

Net unpaid loss and loss expense reserves	$17,266	$17,685

Current year net losses incurred

Net losses incurred decreased by $794.1 million in 2009 as compared to 2008, mainly as a result of the current year loss ratio decreasing by 9.4 loss percentage points during the same period. This decrease is due primarily to lower levels of large property risk and catastrophe losses occurring in 2009 combined with the impact of anticipated sub prime and credit related losses in 2008. The lower level of property losses in 2009 as well as business mix changes more than offset the impacts of a softening rate environment. The decrease in net losses incurred is also due to a reduction in business volume as net premiums earned decreased 14.0% in 2009 relative to 2008.

Net losses incurred increased by $307.1 million in 2008 as compared to 2007, mainly as a result, of the current year loss ratio increasing by 10.0 loss percentage points during the same period, mainly due to an increase in attritional and catastrophe-related property losses. Business volume reduced as net premiums earned related to the Company’s P&C operations decreased by 6.7% over this period. Overall, windstorm activity in the Atlantic and Gulf regions increased in 2008 as compared to 2007 and included the impacts of Hurricanes Gustav and Ike, which both made landfall in the U.S. in the third quarter of 2008. Hurricane

Ike was estimated to have caused the third largest ever insured loss in the U.S. from a windstorm. Combined, Hurricanes Gustav and Ike had a significant impact on the results of the Company for the year ended December 31, 2008. In 2008, the Company incurred losses, net of reinsurance recoveries and reinstatement premiums, of $22.5 million and $210.0 million related to Hurricanes Gustav and Ike, respectively.

See the Income Statement Analysis at Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding the current year loss ratios for each of the years indicated within each of the Company’s operating segments.

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

Gross (U.S. dollars in millions)	2009	2008	2007
Unpaid losses and loss expense reserves at the beginning of the year	$21,650	$22,857	$22,895
Net (favorable) adverse development of those reserves during the year	(302)	(1,054)	(437)

Unpaid losses and loss expense reserves re-estimated one year later	$21,348	$21,803	$22,458

Net (U.S. dollars in millions)	2009	2008	2007
Unpaid losses and loss expense reserves at the beginning of the year	$17,686	$18,191	$17,900
Net (favorable) adverse development of those reserves during the year	(285)	(611)	(425)

Unpaid losses and loss expense reserves re-estimated one year later	$17,401	$17,580	$17,475

In 2009, gross prior year favorable development was in line with net favorable development in both the Insurance and Reinsurance segments. In 2008, gross prior year favorable development exceeded net prior year favorable development in both the Reinsurance and Insurance segments. Within the Reinsurance segment, the gross impact of favorable loss experience related to a large crop program was mostly offset by the impact of retrocessional protection related to this program. In the Insurance segment, the impact of reductions in gross reported losses on older years in certain casualty lines was mostly offset by the impact of the reinsurance recoverable component on such losses, while the impact of gross reserve releases in professional and specialty lines was mostly offset by the impact of a reduction in estimated ceded IBNR following a reserve review in these lines.

The following table presents the net (favorable) adverse prior year loss development of the Company’s loss and loss expense reserves by operating segment for each of the years indicated:

(U.S. dollars in millions)	2009	2008	2007
Insurance segment	$(62.9)	$(305.5)	$(158.1)
Reinsurance segment	(221.8)	(305.2)	(267.3)

Total	$(284.7)	$(610.7)	$(425.4)

The Company had net favorable prior year reserve development in property and casualty operations of $284.7 million, $610.7 million and $425.4 million for the years ending December 31, 2009, 2008 and 2007, respectively. See the Income Statement Analysis at Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 12 to the Consolidated Financial Statements, “Losses and Loss Expenses”, for further information regarding the developments in prior year loss reserve estimates for each of the years indicated within each of the Company’s operating segments.

Net loss reserves (disposed) acquired

The Company did not dispose of or acquire net loss reserves in 2009 or 2008.

Net losses disposed in the amount of $155.3 million in 2007 represent reserves associated with the de-consolidation of Syncora following the secondary offering on June 6, 2007 of $181.4 million, partially offset by net losses acquired of $26.2 million related to a reinsurance to close loss portfolio transfer.

Exchange rate effects

Exchange rate effects on net loss reserves in each of the three years ended December 31, 2009 related to the global operations of the Company primarily where reporting units have a functional currency that is not the U.S. dollar. The decrease in the value of the U.S. dollar in 2009 and 2007 combined with the increase in the value of the U.S. dollar in 2008 mainly compared to the Swiss franc, U.K. Sterling and the Euro, gave rise to translation and revaluation exchange movements related to carried loss reserve balances of $287.8 million, ($677.7) million and $421.6 million in 2009, 2008 and 2007, respectively.

Net paid losses

Total net paid losses were $3.9 billion in 2009 and $3.8 billion in each of 2008 and 2007. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information.

Other loss related information

The Company’s net incurred losses and loss expenses include actual and estimates of potential non-recoveries from reinsurers. As at December 31, 2009 and 2008, the reserve for potential non-recoveries from reinsurers was $189.8 million and $187.6 million, respectively. For further information, see Note 13 to the Consolidated Financial Statements, “Reinsurance.”

Except for certain workers’ compensation the Company does not discount its unpaid losses and loss expenses. The Company utilizes tabular reserving for workers’ compensation unpaid losses that are considered fixed and determinable, and discounted such losses using an interest rate of 5% in 2009 and 2008. The tabular reserving methodology associated with workers’ compensation liabilities results in applying uniform and consistent criteria for establishing expected future indemnity and medical payments (including an explicit factor for inflation) and the use of mortality tables to determine expected payment periods. Tabular unpaid losses and loss expenses, net of reinsurance, at December 31, 2009 and 2008 were $734.1 million and $755.8 million, respectively. The related discounted unpaid losses and loss expenses were $343.7 million and $346.0 million as of December 31, 2009 and 2008, respectively.

Investments

Investment structure and strategy

The Company’s investment operations are managed centrally by the Company’s Investment Group. The Finance Committee of the Board of Directors of the Company approves overall investment policy and guidelines, and reviews the implementation of the investment strategies on a regular basis.

Strategic Asset Allocation

During 2008, management initiated a Strategic Asset Allocation (“SAA”) project that resulted in the development of an asset allocation benchmark for its property insurance, casualty insurance and reinsurance operations (“P&C”). This project was a stochastic dynamic financial analysis (“DFA”) model of investment assets and liabilities by major line of business to changes in underlying economic variables (including interest rates, inflation and GDP). The final benchmark that was selected by management is believed to maximize the Company’s enterprise value, over the strategic planning period, subject to accounting, regulatory, capital and risk tolerance constraints. The Company is now focusing on optimizing the P&C investment portfolio through the process of an orderly transition towards the SAA benchmark.

Investment Portfolio Repositioning

For a discussion on the portfolio repositioning and risk reduction actions please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Key Focuses of Management”.

Investment Portfolio Structure

The Company’s investment portfolio consists of fixed income securities, equities, alternative investments, private investments, derivatives and other investments and cash. These securities and investments are denominated in both U.S. dollar and foreign currencies. The Company’s direct use of investment derivatives includes futures, forwards, swaps and option contracts that derive their value from underlying assets, indices, reference rates or a combination of these factors. When investment guidelines allow for the use of derivatives, these can generally only be used for the purpose of managing interest rate risk, foreign exchange rate risk, credit risk and replicating permitted investments, provided the use of such instruments is incorporated in the overall portfolio evaluation. The direct use of derivatives to economically leverage the portfolio outside of the stated guidelines is generally not permitted. Derivatives may also be used to add value to the investment portfolio where market inefficiencies are perceived to exist, to equitize cash holdings through the purchase of equity-indexed derivatives and to adjust the duration of a portfolio of fixed income securities as part of duration management activities for the P&C portfolio.

The Company’s investment portfolio is structured to take into account a number of variables including local regulatory requirements, business needs, collateral management and risk tolerance. At December 31, 2009 and 2008, total investments, cash and cash equivalents, accrued investment income, and net receivable (payable) for investments sold (purchased), were $35.9 billion and $34.3 billion, respectively.

Functionally, the Company’s investment portfolio is divided into two principle components:

1) Property and casualty (“P&C”) investment portfolio: The largest component is the P&C investment portfolio and its principal objective is to support the Company’s insurance and reinsurance operations, the liabilities of which have some uncertainty as to the timing and/or amount. In addition, a smaller portion of the P&C investment portfolio supports corporate operations as well as run-off financial businesses (Structured Indemnity and Other Financial Lines), in which the liabilities have a greater level of certainty.

The principal asset classes in the P&C investment portfolio are summarized in the following table:

(U.S. dollars in thousands)	Carrying Value 2009 (1)	Percent of Total	Carrying Value 2008 (1)	Percent of Total
Cash and cash equivalents	$3,388,806	11.5%	$3,973,249	13.9%
Net receivable (payable) for investments sold (purchased)	54,167	0.2%	185,977	0.6%
Accrued investment income	214,023	0.7%	241,717	0.8%
Short-term investments	1,682,277	5.7%	1,392,232	4.9%
Fixed maturities, available for sale:
U.S. Government and Government-Related/ Supported (2)	2,500,342	8.5%	3,770,871	13.2%
Corporate	6,337,182	21.5%	6,235,085	21.7%
Residential mortgage-backed securities – Agency	6,213,192	21.1%	2,092,620	7.3%
Residential mortgage-backed securities – Non-Agency	1,291,764	4.4%	1,331,015	4.7%
Commercial mortgage-backed securities	1,153,821	3.9%	2,064,348	7.2%
Collateralized debt obligations	698,561	2.4%	638,779	2.2%
Other asset-backed securities	756,901	2.6%	2,008,039	7.0%
U.S. states and political subdivisions of the states	911,672	3.1%	468,770	1.6%
Non-U.S. Sovereign Government, Supranational and Government-Related (2)	2,225,946	7.6%	1,904,972	6.6%

Total fixed maturities	$22,089,381	75.1%	$20,514,499	71.5%
Equity securities	17,779	0.1%	361,819	1.3%
Investments in affiliates (3)	1,185,604	4.0%	1,552,789	5.4%
Other investments	783,189	2.7%	459,481	1.6%

Total investments and cash and cash equivalents	$29,415,226	100.0%	$28,681,763	100.0%

(1)	Carrying value represents the fair value for available for sale fixed maturities and amortized cost for held to maturity securities.

(2)

U.S. Government and Government-Related/Supported and Non U.S. Sovereign Government, Supranational and Government-Related include government-related securities with an amortized cost of $1,903.4 million and fair value of $1,909.1 million and U.S. Agencies with an amortized cost of $1,229.9 million and fair value of $1,261.8 million.

(3)

There are two main categories within Investments in affiliates: 1) investment funds and 2) operating affiliates. Investment funds include $0.5 billion of alternative investment funds, and $0.3 billion of private investment funds at December 31, 2009, as compared to $0.9 billion and $0.3 billion respectively at December 31, 2008. Alternative investment funds are classified by the Company into four general style categories : (i) Event driven, which includes strategies that pursue merger arbitrage, distressed and special situations opportunities; (ii) Directional/tactical, which includes strategies that pursue long/short equity, managed futures and macro opportunities; (iii) Arbitrage, which includes strategies that pursue equity market neutral, fixed income arbitrage and convertible arbitrage opportunities; and (iv) Multi-strategy, which includes strategies incorporating several aspects of the above.

Operating affiliates were valued at $0.4 billion at December 31, 2009 and $0.4 billion at December 31, 2008 respectively. Operating affiliates include investment and (re)insurance affiliates. As at December 31, 2009, the Company’s allocation to investment and (re)insurance affiliates and investments in investment management companies’ securities was approximately 1.1% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net receivable (payable) for investments sold (purchased)) as compared to approximately 1.5% as at December 31, 2008. At December 31, 2009, the Company’s investment in insurance affiliates included investments in ARX Holding Corporation and ITAÙ XL Seguros Corporativos S.A., representing operations in the U.S. homeowner’s insurance and Brazilian commercial insurance markets, respectively. At December 31, 2009, the Company owned minority stakes in nine independent investment management companies. The Company seeks to achieve strong returns on capital while accessing the investment expertise of professionals to help manage portions of the Company’s investment assets. The Company’s active interactions with the managers of these investment firms provides it with an exchange of expertise that the Company believes enhances its overall financial performance.

Where the Company maintains significant influence over the decisions of an operating affiliate, through board representation or through certain voting and/or consent rights, the Company’s proportionate share of the income or loss from these companies is reported as net income from operating affiliates. The Company’s existing managers manage or sponsor a broad range of investment products, providing institutional and high net worth investor’s access to a wide array of asset classes and investment strategies. See Item 8, Note 9 to the Consolidated Financial Statements, “Investments.”

The investment strategy for the P&C investment portfolio is based on a SAA process, which establishes a portfolio asset allocation target (“Benchmark”) that is constructed to maximize enterprise value subject to business constraints and the risk tolerance of Management and approved by the Board of Directors Finance Committee (“Finance Committee”). The SAA process involves a stochastic DFA model of XL’s P&C General Operations that includes financial conditions, reserve volatility and payout patterns, premium expense and loss ratio projections, liability correlations and sensitivities to economic variables.

The primary performance objective is capital preservation through managing the risk profile of the P&C investment portfolio to be within Management’s risk tolerance envelope as reflected in the Benchmark. The second performance objective is for the constrained total return of the P&C investment portfolio to meet or exceed the total return of the Benchmark. The third performance objective is achieving the budget for Net Investment Income.

As part of the overall SAA process and framework the Company has developed and implemented a comprehensive limit framework which establishes limits and authorities that have been approved by Management and the Board of Directors. The objective of the limits is to control the range of exposures and the risk profile within which the Portfolio will be managed to ensure consistency with SAA and to tie the Portfolio to the Benchmark. The limits permit active or tactical deviations from the benchmark therefore allowing the Company to be underweight or overweight certain components of the Benchmark. The limit framework has been designed such that as the magnitude of these deviations increases or the resulting impact on the risk profile of the P&C investment portfolio reaches certain predetermined thresholds then additional levels of authority and approval are required, up to and including the Finance Committee. The limits are monitored by the Investment Group Compliance Team on a monthly basis with any new approvals being documented and reviewed in accordance with the authorities set out in the limit framework. On at least a quarterly basis a limit report and update, detailing the limits for which the Finance Committee is the approval party, is provided to the Finance Committee for their consideration, review and approval.

2) The second component of the investment portfolio is the Life investment portfolio, which was approximately $6.4 billion and $5.6 billion at December 31, 2009 and 2008, respectively. As at December 31, 2009, the Company’s allocation to securities in the Life investment portfolio was approximately 18% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net receivable (payable) for investments sold (purchased)) as compared to approximately 16% as at December 31, 2008.

The principal objective of the Life investment portfolio is to support the Company’s Life Operations, which are now in run-off. The largest portion of the Life investment portfolio supports the policy benefit reserves associated with asset annuity transactions, with limited uncertainty as to the timing or amount of the liability cash flows. A smaller portion of the Life investment portfolio supports life annuity liabilities that were assumed without portfolio asset transfer.

The principal asset classes in the Life investment portfolio are summarized in the following table:

(U.S. dollars in thousands)	Carrying Value 2009 (1)	Percent of Total	Carrying Value 2008 (1)	Percent of Total
Cash and cash equivalents	$254,891	4.0%	$380,577	6.8%
Net receivable (payable) for investments sold (purchased).	(6,529)	(0.1)%	(86,522)	(1.5)%
Accrued investment income	136,032	2.1%	121,659	2.2%
Short-term investments	95,083	1.5%	74,091	1.3%
Fixed maturities, available for sale:
U.S. Government and Government-Related/Supported (2)	164,283	2.5%	207,471	3.7%
Corporate	3,461,818	53.7%	3,053,518	54.4%
Residential mortgage-backed securities – Agency	15,309	0.2%	7,335	0.1%
Residential mortgage-backed securities – Non-Agency	129,551	2.0%	35,187	0.6%
Commercial mortgage-backed securities	62,978	1.0%	77,220	1.4%
Other asset-backed securities	411,084	6.4%	271,713	4.8%
U.S. states and political subdivisions of the states	1,801	–%	–	–%
Non-U.S. Sovereign Government, Supranational and Government-Related (2)	1,175,827	18.2%	1,469,425	26.2%

Total fixed maturities	$5,422,651	84.0%	$5,121,869	91.2%
Fixed maturities, held to maturity	546,067	8.5%	–	–%

Total investments and cash and cash equivalents	$6,448,195	100.0%	$5,611,674	100.0%

(1)	Carrying value represents the fair value for available for sale fixed maturities and amortized cost for held to maturity securities.

(2)

U.S. Government and Government-Related/Supported and Non U.S. Sovereign Government, Supranational and Government-Related include government-related securities with an amortized cost of $422.0 million and fair value of $417.5 million and U.S. Agencies with an amortized cost of $131.7 million and fair value of $133.2 million.

The investment strategy for the Life investment portfolio is based on an Asset-Liability Management (“ALM”) process, which establishes liability-based Benchmarks for each of the asset annuity transactions. A project is currently underway to expand the SAA process to include the Life investment portfolio.

The primary performance objective for the asset annuity transactions is to achieve a steady credit-adjusted book yield of the Life investment portfolio in order to maximize Life embedded value and minimize statutory capital needs (owing to unique technical requirements of the statutory capital model). For the investments supporting the other portions of the Life investment portfolio, which do not have this unique capital model, the performance objective is the constrained total return relative to the Benchmark.

Implementation of investment strategy

Although the Company’s management within the Investment Group is responsible for implementation of the investment strategy, the day-to-day management of the investment portfolio is outsourced to investment management service providers in accordance with detailed investment guidelines provided and monitored by the Company. This allows the Company an active management of its investment portfolio with flexible access to top talents specializing in various investment products and markets. Investment management service providers are selected directly by the Company on the basis of various criteria including investment style, track record, performance, risk management capabilities, internal controls, operational risk, and diversification implications. Well-established, large institutional investment management service providers manage the vast majority of the Company’s investment portfolio. Each investment management service provider may manage one or more portfolios, each of which is governed by a detailed set of investment guidelines, including overall objectives, risk limits, and diversification requirements that fall within the Company’s overall investment policies and guidelines, including but not limited to exposures to eligible securities, prohibited investments/transactions, credit quality and general concentrations limits.

Investment performance

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of the Company’s investment performance.

Investment portfolio credit ratings, duration and maturity profile

It is the Company’s policy to operate the P&C and Life (“aggregate”) fixed income portfolio with a minimum weighted average credit rating of Aa3/AA–. The aggregate credit rating is determined based on the weighted average rating of securities, where the average credit rating, where available, from Standard & Poor’s (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”) is allocated to each security. The weighted average credit rating of the aggregate fixed income portfolio was AA at December 31, 2009 and 2008.

The Company did not have an aggregate direct investment in a single corporate issuer, in excess of 5% of shareholders’ equity at December 31, 2009 or December 31, 2008, which excludes government-backed, government-sponsored enterprises, government-guaranteed paper, cash and cash equivalents, and asset and mortgage backed securities that were issued, sponsored or serviced by the parent.

The overall duration and currency denomination of the fixed income portfolio is managed relative to the SAA benchmark (for the P&C investment portfolio) and ALM benchmarks (for the Life investment portfolios), both of which incorporate matching currency and duration within a range relative to liabilities. Duration measures bond price volatility and is an indicator of the sensitivity of the price of a bond (or a portfolio of bonds) to changes in interest rates, assuming a parallel change in all global yield curves reflecting the percentage change in price for a 100 basis point change in yield. Management believes that the duration of the aggregate fixed income portfolio is the best single measure of interest rate risk for the aggregate fixed income portfolio and the table below summarizes the weighted average duration in years and currency of the main components of the aggregate fixed income portfolio at December 31, 2009 and 2008:

Aggregate Investment Portfolio Weighted Average Duration in Years	December 31, 2009	December 31, 2008
Fixed income portfolio by Liability Type:
Total Property and Casualty and Structured Products	2.9	3.1
Life Operations	8.7	8.9
Total Fixed income portfolio	4.0	4.2

Fixed income portfolio by Liability Currency:
U.S. Dollar	3.0	3.1
U.K. Sterling	7.6	7.6
Euro	5.6	6.3
Other	2.1	3.4
Aggregate Fixed income portfolio	4.0	4.2

The maturity profile of the aggregate fixed income portfolio is a function of the maturity profile of liabilities, the expected operating cash flows of the Company and, to a lesser extent, the maturity profile of common fixed income benchmarks. For further information on the maturity profile of the fixed income portfolio see Item 8, Note 9 to the Consolidated Financial Statements, “Investments.”

Enterprise Risk Management (“ERM”)

Risk Management Framework

The Company faces strategic and operational risks related to, among others: underwriting activities, financial reporting, changing macro economic conditions, investment management risks, reserving estimates, changes in laws or regulation, information systems, business interruption and fraud. The Company’s global property and casualty business, other businesses that are in run-off (such as its Life Operations) and its investment portfolios each have their own set of risks (see Item 1A, “Risk Factors,” for a discussion of such risks). From time to time, these risks may exhibit greater levels of correlation than might be expected over the longer term due to the presence of, to a greater or lesser degree, some common risk drivers (internal or external to the Company) embedded in the Company’s businesses that may manifest themselves simultaneously. An enterprise view of risk is required to identify and manage the consequences of these common risks and risk drivers on the Company’s profitability, capital strength and liquidity.

The Company’s ERM initiatives are led by the Chief Enterprise Risk Officer (“CERO”), who is a member of the Company’s senior management team, and who reports to the Company’s Chief Executive Officer. The CERO also acts as a liaison between the Company’s Enterprise Risk Committee (see below) and the Special Committee on Enterprise Risk Management (see below) and the Board (or other of its committees) with respect to risk matters. All of the Company’s employees are expected to assist in the appropriate and timely identification and management of risks and to enhance the quality and effectiveness of ERM.

The Company’s ERM framework is designed to allow management to identify and understand material risk concentrations, including concentrations that have unattractive risk/reward dynamics so that prompt, appropriate, corrective or mitigating actions can be taken. To do this, the Company has risk management committees and processes to serve as points of managerial dialogue and convergence across its businesses and functional areas, creates risk aggregation methodologies and develops specific risk appetites to coordinate the identification, vetting and discussion of risk topics and metrics. As part of its ERM activities, the Company applies a suite of stress tests, tools, risk indicators, metrics and reporting processes that examine the consequences of low probability/high severity events (including those related to emerging risks) in order to drive mitigating actions where required.

Risk Governance

Risk Governance relates to the processes by which oversight and decision-making authorities with respect to risks are granted to individuals within the enterprise. The Company’s governance framework establishes accountabilities for tasks and outcomes as well as escalation criteria. Governance processes are designed to ensure that transactions and activities, individually and in the aggregate, are carried out in accordance with the Company’s risk policies, philosophies, appetites, limits and risk concentrations, and in a manner consistent with expectations of excellence of integrity, accountability and client service.

In order to enhance governance over its ERM activities, the Company established in 2009 the Special Committee on Enterprise Risk Management (the “Special Committee”) as a new Board Committee to oversee the Board’s responsibilities relating to enterprise-wide management of the Company’s key risks. The Special Committee reviews, among other things, the methodology for establishing the Company’s risk capacity, the overall risk appetite for the Company, and policies for the establishment of risk limit frameworks and adherence to such limits and recommends risk limits to the full Board, based on management’s recommendations and in consultation with the Finance Committee. The Special Committee also assesses the integrity and adequacy of the risk management function of the Company and evaluates the risk impact of any strategies under consideration to determine whether they are consistent with the Company’s risk profile.

The Company’s oversight of ERM is performed, in part, via a centralized Enterprise Risk Committee (“ERC”) which is chaired by the CERO. The ERC is comprised of the Company’s most senior management from its businesses and functions and is charged with developing and monitoring enterprise risk policies, risk appetites, risk limits and compliance with such limits, and risk aggregations, and identifying key emerging risks and ways to mitigate such risks.

In addition to the ERC, the Company has established a framework of separate yet complementary ERM subcommittees, each focusing on particular aspects of ERM, These subcommittees include:

1.

Economic Capital Model Subcommittee: This subcommittee oversees the development of economic capital models that support ERM activities, and helps set priorities and manage resources related to such models. It reviews assumptions and related methodologies used within the Company’s economic capital model, including assessments of model validation, model control and model risk.

2.	Liability Subcommittee: This subcommittee supports and assists the ERC’s identification, measurement, management, monitoring and reporting of key underwriting liability and emerging risks.

3.

Asset Subcommittee: This subcommittee assists the ERC in its responsibilities in relation to governance and oversight of asset-related risks across the Company, including its Investment Portfolio. Among the activities under the responsibility of this subcommittee are (a) involvement in policy decisions on modeling and quantification of risk measurements; and (b) providing an interpretation and assessment of asset-related risks, with a particular focus on market-related risks. Further, the subcommittee is responsible for coordinating on a regular basis with the Credit Subcommittee of the ERC on asset-related credit risks.

4.

Credit Subcommittee: This subcommittee develops and implements the metrics and supporting framework for allocation of credit risk capacity across major business units, including the amount and types of credit exposure.

5.

Operational Risk Subcommittee: This subcommittee supports the ERC’s identification, measurement, management and oversight of key operational risks through its oversight over key operational risk management processes and through its review of related operational risk indicators, trends and metrics.

In addition to the above, risk management subcommittees within each of the Company’s businesses function to ensure that risk is managed in accordance with the risk limits, guidelines and tolerances that have been allocated to them by the Company.

Risk Appetite Management

The Company believes that the management of risk appetite is fundamental to strong governance and necessary in order to produce, among other things, a high-quality earnings process. The Company’s risk appetite framework establishes the risk preferences and risk agenda of the organization, which helps set a context for where risk/capital should be deployed in pursuit of value, and hence, from which returns should arise. The Company’s risk appetite standards are integrated into its overall business and strategic planning process.

The Company’s risk appetites, tolerances and related limits are designed to take account of and balance the expectations of the Company’s stakeholders by helping to reinforce the Company’s risk and return culture and by helping to set a context in which its risk preferences can be associated with decision-making across the organization.

The Company’s risk appetite framework guides its strategies relating to, among other things, capital preservation, earnings volatility, net worth at risk, operational loss, liquidity standards, capital rating and capital structure. This framework also addresses the Company’s tolerance to risks from material individual events (e.g., natural or man made catastrophes such as terrorism), the Company’s investment portfolio, realistic disaster scenarios that cross multiple lines of business and from risks related to some or all of the above that may actualize concurrently, with the objective of preserving the Company’s capital base. For example, in relation to catastrophe risk management, the Company considers the loss of capital due to a single large event and the loss of capital that would occur from multiple (but potentially smaller) events in any given year. The Company imposes a limit on ‘catastrophe risk from any single loss in a given region/peril at a 1% exceedance probability. Tier 1 limits, which include natural catastrophes and other realistic disaster scenarios, are targeted at a level not to exceed 15% of beginning of year tangible shareholders’ equity, and Tier 2 limits, which include pandemic, longevity and country risk, are established at no more than half of Tier 1 limits. These target limits are established by a combination of commercially available models, internally developed probable maximum loss estimates and the judgment of management, as overseen by the Board.

Impact of ERM Processes

The Company believes that its ERM processes improve the quality and timeliness of strategic decisions, enhance the integration of strategic initiatives with the risks related to such initiatives and act as catalysts to improve risk awareness and informed action by and across the Company. The Company believes that the integration of ERM with existing business processes and controls improves the quality of strategic decisions, optimizes the risk/reward characteristics of business strategies, and enhances the Company’s overall risk management culture.

In addition, the Company’s ERM processes complements the Company’s overall internal control framework by helping to manage the complexity that is inherent within an organization of the Company’s size, the variety of its businesses and investment activities, and geographical reach. However, internal controls and ERM can provide only reasonable, not absolute, assurance that control objectives will be met. As a result, the possibility of material financial loss remains in spite of the Company’s ERM activities. An investor should carefully consider the risks and all information set forth in this report including the discussion included in Item 1A “Risk factors, Item 7A – Quantitative and Qualitative Disclosure About Market Risk”, and Item 8 “Financial Statements and Supplementary Data”.

Ratings

The Company’s ability to underwrite business is dependent upon the quality of its claims paying and financial strength ratings as evaluated by independent rating agencies. As a result, in the event that the Company is downgraded, its ability to write business as well as its financial condition and/or results of operations, could be materially adversely effected.

A downgrade below “A–” of the Company’s principal insurance and reinsurance subsidiaries by either Standard & Poor’s (“S&P”) or A.M. Best Company, Inc. (“A.M. Best”), which is two notches below the current S&P financial strength rating of “A” (Negative) and the A.M. Best financial strength rating of “A” (Stable) of these subsidiaries, may trigger termination provisions in a significant amount of the Company’s assumed reinsurance agreements and may potentially require the Company to return unearned premiums to cedants. In addition, due to collateral posting requirements under the Company’s letter of credit and revolving credit facilities, such a downgrade may require the posting of cash collateral in support of certain “in use” portions of these facilities (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” below). Specifically, a downgrade below “A–” by A.M. Best would trigger such collateral requirements for the Company’s two largest credit facilities. In certain limited instances, such downgrades may require the Company to return cash or assets to counterparties or to settle derivative and/or other transactions with the respective counterparties. See Item 1A, Risk Factors, “A downgrade or potential downgrade in our financial strength and credit ratings by one or more rating agencies could materially and negatively impact our business, financial condition, results of operations, and/or liquidity.”

During 2009, there was no change in financial strength rating from any of the rating agencies, however, the following changes in outlook occurred:

•

In August 2009, Fitch Ratings (“Fitch”) revised the outlook of the financial strength rating of the Company’s principal insurance and reinsurance subsidiaries to “Negative” from “Rating Watch Negative”. Also in this announcement Fitch affirmed the financial strength rating as “A”. In its public announcement, Fitch noted that the removal of the “Rating Watch Negative” outlook was contingent upon the successful execution of the Company’s plans to de-risk its investment portfolio, stabilization of investment performance and completion of its strategic review of life operations.

•

In December 2009, Moody’s Investor Services, Inc. (“Moody’s”) revised the outlook of the financial strength rating of the Company’s principal insurance and reinsurance subsidiaries to “Stable” from “Negative”. Also in this announcement Moody’s affirmed the financial strength rating as “A2”. In its public announcement, Moody’s noted that the change in the outlook reflects the Company’s improved capitalization and financial flexibility, as well as the stabilization of the business franchise.

•

In September 2009, A.M. Best affirmed the financial strength rating and outlook of the Company’s principal insurance and reinsurance subsidiaries at “A” (Stable) and left the financial strength rating of XL Life Ltd unchanged at “A-” (Stable). In addition, in December 2009 S&P left the financial strength rating and outlook of the Company’s operating insurance and reinsurance subsidiaries unchanged at “A” (Negative).

The following table summarizes the financial strength and claims paying ratings, as noted above, from internationally recognized rating agencies in relation to the Company’s principal insurance and reinsurance subsidiaries and pools as at February 26, 2010:

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

The “A” grouping is the third highest out of nine main ratings. Main ratings from “AA” to “CCC” are subdivided into three subcategories: “+” indicating the high end of the main rating; no modifier, indicating the mid range of the main rating; and “–” indicating the lower end of the main rating.

Moody’s	An opinion of “the ability of insurance companies to repay punctually senior policyholder claims and obligations.”	“A2” (Stable)	“Good” financial security.

The “A” grouping is the third highest out of nine rating categories. Each rating category is subdivided into three subcategories. Moody’s appends numerical modifiers 1, 2, and 3 to each generic rating classification from “Aa” through “Caa”. Numeric modifiers are used to refer to the ranking within a group – with 1 being the highest and 3 being the lowest.

Fitch	“An assessment of the financial strength of an insurance organization, and its capacity to meet senior obligations to policyholders and contract holders on a timely basis.”	“A” (Negative)	“Strong” capacity to meet policyholder and contract obligations.

The “A” rating is the third highest out of twelve ratings categories. “A” rated insurers are viewed as possessing strong capacity to meet policyholder and contract obligations. “+” or “–” may be appended to a rating to indicate the relative position of a credit within the rating category.

In addition, as at February 26, 2010, XL Capital Ltd currently had the following long-term debt ratings: ‘bbb’ (Stable) from A.M. Best, ‘BBB+’(Negative) from S&P, ‘Baa2’ (Stable) from Moody’s and ‘BBB+’ (Negative) from Fitch.

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

The Company’s U.S. insurance and reinsurance subsidiaries are required to file detailed annual and, in most states, quarterly reports with state insurance regulators in each of the states in which they are licensed. Such annual and quarterly reports are required to be prepared on a calendar year basis. In addition, the U.S. insurance subsidiaries’ operations and accounts are subject to financial condition and market conduct examination at regular intervals by state regulators. Effective January 1, 2010, the Company’s US insurance subsidiaries will also be required to comply with expanded state model audit laws which will require the filing of a Management’s Report of Internal Control over Financial Reporting. The report will provide management’s assertion that it has responsibility for establishing and maintaining a system of adequate internal controls over financial reporting, and will provide management’s assessment that the system is effective. In addition, these new laws also expand the governance requirements of the insurance subsidiaries’ audit committees.

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

The Company’s network of offices in the European Union consists mainly of branches of U.K. as well as Irish (regulated by the Irish Financial Services Regulatory Authority “IFSRA”) companies that are principally regulated under European Directives from their home states, the U.K. and Ireland, rather than by each individual jurisdiction.

Employees

At December 31, 2009, the Company had 3,565 employees. At that date, 239 of the Company’s employees were represented by workers’ councils and 410 of the Company’s employees were subject to industry-wide collective bargaining agreements in several countries outside the United States.

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

The Company adopted Corporate Governance Guidelines, as well as written charters for each of the Audit Committee, the Management Development and Compensation Committee, the Finance Committee, the Nominating, Governance and External Affairs Committee and the Special Committee on Enterprise Risk Management, as well as a Code of Ethics for Senior Financial Officers, a Code of Business Conduct & Ethics for employees and a related Compliance Program. Each of these documents is posted on the Company’s web-site at http://www.xlcapital.com, and each is available in print to any shareholder who requests it by writing to the Company at Investor Relations Department, XL Capital Ltd, XL House, One Bermudiana Road, Hamilton HM 08, Bermuda.

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

Risks Related to the Company

A downgrade or potential downgrade in our financial strength and credit ratings by one or more rating agencies could materially and negatively impact our business, financial condition, results of operations and/or cash flows.

As our ability to underwrite business is dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies, a further downgrade by any of these institutions could cause our competitive position in the insurance and reinsurance industry to suffer and make it more difficult for us to market our products.

A downgrade below “A–” of our principal insurance and reinsurance subsidiaries by either Standard & Poor’s (“S&P”) or A.M. Best Company (“A.M. Best”), which is two notches below the current S&P financial strength rating of “A” (Negative) and two notches below the current A.M. Best financial strength rating of “A” (Stable) of these subsidiaries, may trigger termination provisions in a significant amount of our assumed reinsurance agreements and may potentially require us to return unearned premium to cedants. Whether a client would exercise its termination rights after such a downgrade would likely depend on, among other things, the reasons for the downgrade, the extent of the downgrade, prevailing market conditions, the degree of unexpired coverage, and the pricing and availability of replacement reinsurance coverage. Based on premium value, approximately 54% of our reinsurance contracts that incepted at January 1, 2009 contained provisions allowing clients to terminate those contracts upon a decline in our ratings. In the event of such a downgrade, we cannot predict whether or how many of our clients would actually exercise such termination rights or the extent to which any such terminations would have a material adverse effect on our financial condition, results of operations, cash flows or future prospects and could have a significant adverse effect on the market price for our securities. A downgrade could also result in a substantial loss of business for us as ceding companies and brokers that place such business may move to other insurers and reinsurers with higher ratings and the loss of key employees. In addition, due to collateral posting requirements under our letter of credit and revolving credit facility agreements, such a downgrade may require the posting of cash collateral in support of certain “in use” portions of these facilities (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” under Part II, Item 7 of this report). Specifically, a downgrade below “A–” by A.M. Best would trigger such collateral requirements for the Company’s two largest credit facilities. In certain limited instances, such downgrades may require us to return cash or assets to counterparties or to settle derivative and/or other transactions with the respective counterparties.

In addition to the financial strength ratings of our principal insurance and reinsurance subsidiaries, various rating agencies also publish credit ratings for XL Capital Ltd. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner are part of our overall funding profile and affect our ability to access certain types of liquidity. Downgrades in our credit ratings could have a material adverse effect on our financial condition and results of operations and cash flows in a number of ways, including adversely limiting our access to capital markets, potentially increasing the cost of debt or requiring us to post collateral.

We may require additional capital in the future, which may not be available to us on satisfactory terms, on a timely basis or at all.

Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover our losses. To the extent that the funds generated by our ongoing operations are insufficient to fund future operating requirements and cover claim payments, or that our capital position is adversely impacted by mark-to-market changes on the investment portfolio, catastrophe events or otherwise, we may need to raise additional funds through financings or curtail our growth and reduce our assets. As a result of the current severe economic conditions that persist in the capital markets, any future financing may not be available on terms that are favorable to us, if at all. In addition, any future equity financings could be dilutive to our existing shareholders or could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our other securities. Our inability to obtain adequate capital could have a material adverse effect on our business, financial condition and results of operations.

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

For a description of constraints under Irish law that may affect our ability to pay dividends as a result of the proposed redomestication, see the risk factor entitled “If the redomestication becomes effective but our ordinary shareholders do not approve the Distributable Reserves Proposal, or if the Irish High Court does not approve the creation of distributable reserves in XL-Ireland, XL-Ireland will not be able to pay dividends or redeem or buy back shares following the Transaction unless and until we generate earnings after the Effective Time, and only to the extent of such earnings” below.

We are exposed to significant capital markets risk related to changes in interest rates, credit spreads, equity prices and foreign exchange rates as well as other investment risks, which may adversely affect our results of operations, financial condition or cash flows.

Our assets are invested by a number of investment management service providers under the direction of the Company’s management within the Investment Group in accordance, in general, with detailed investment guidelines set by us under the oversight of our Board of Directors, and established in accordance with our SAA framework for our P&C operations, and in accordance with asset-liability benchmarks for our Life operations. Although our investment policies stress diversification of risks, conservation of principal and liquidity, our investments are subject to market-wide risks, as noted below, and fluctuations, as well as to risks inherent in particular securities. We are exposed to significant capital markets risks related to changes in interest rates, credit spreads and defaults, market liquidity, equity prices and foreign currency exchange rates. If significant, continued market volatility, changes in interest rates, changes in credit spreads and defaults, a lack of pricing transparency, a reduction in market liquidity, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. dollar, individually or in tandem, this could have a material adverse effect on our consolidated results of operations, financial condition or cash flows through realized losses, impairments, and changes in unrealized positions. Levels of write-down or impairment are impacted by our assessment of the intent to sell securities which have declined in value as well as actual losses as a result of defaults or deterioration in estimates of cash flows. We periodically review our investment portfolio structure and strategy. If, as a result of such review, we determine to reposition or realign portions of the investment portfolio and where we determine we will sell securities in an unrealized loss position, then we will incur an other than temporary impairment charge. Any such charge may have a material adverse effect on our results of operations and business.

For the year ended December 31, 2009, as a result of the prolonged and continued volatility and disruptions in the public debt and equity markets, we incurred realized and unrealized investment losses, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of this report. We continue to closely monitor current market conditions and evaluate the long term impact of this recent market volatility on all of our investment holdings. Depending on market conditions, we could incur additional realized and unrealized losses in future periods, which could have a material adverse effect on the Company’s results of operations, financial condition and business.

Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. Our investment portfolio contains interest rate sensitive instruments, such as fixed income securities, which have been and may continue to be adversely affected by changes in interest rates from central bank monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in interest rates would increase the net unrealized loss position of our investment portfolio, offset by our ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates would decrease the net unrealized loss position of our investment portfolio, offset by lower rates of return on funds reinvested. We maintain a P&C investment portfolio with diversified maturities that has a weighted average duration that is determined in accordance with its SAA Benchmark based on a dynamic financial analysis of investment assets and liabilities, and maximizing the Company’s enterprise value subject to accounting, regulatory, capital and risk tolerances. However, our estimates of the time and size of the liability cash flow profile may be inaccurate and we may be forced to liquidate investments prior to maturity at a loss in order to cover liabilities. We are exposed to interest rate risk relative to our liabilities.

Our exposure to credit spread risk relates primarily to the market price associated with changes in prevailing market credit spreads and the impact on our holdings of spread products such as corporate and structured credit. A portion of our aggregate fixed income portfolio consists of below investment-grade high yield fixed income securities. These securities have a higher degree of credit or default risk. Certain sectors within the investment and below investment grade fixed income market, such as structured and corporate credit, may be less liquid in times of economic weakness or market disruptions. While we have put in place procedures to monitor the credit risk and liquidity of our invested assets, in general and those impacted by recent credit market issues specifically, it is possible that, in periods of economic weakness or periods of turmoil in capital markets, we may experience default losses in both our investment-grade and below investment- grade corporate and structured credit holdings. This may result in a material reduction of net income, capital and cash flows.

We invest a portion of our investment portfolio in common stock or equity-related securities, including in hedge funds and private equity funds. The value of these assets fluctuates, along with other factors, due to changes in the equity and credit markets. In times of economic weakness, the market value and liquidity of these assets may decline, and may impact net income, capital and cash flows. In addition, certain of the products offered by our Life Operations segment offer fixed guaranteed returns while debt and equity yields may continue to decline. In addition, the amount of earnings from alternative funds and private investment funds are not earned evenly across the year, or even from year to year. As a result, the amount of earnings that that we record from these investments may vary substantially from quarter to quarter. The timing of distributions from such private investment funds depends on particular events relating to the underlying investments. The ability of an alternative fund to satisfy any redemption request from its investors depends on the underlying liquidity of the alternative fund’s investments. As a result, earnings, distributions and redemptions from these two asset classes may be more difficult to predict.

The functional currencies of our principal insurance and reinsurance subsidiaries include the U.S. dollar, U.K. sterling, the Euro, the Swiss Franc, and the Canadian dollar. Exchange rate fluctuations relative to the functional currencies may materially impact our financial position, results of operations and cash flows. Many of our non-U.S. subsidiaries maintain both assets and liabilities in currencies different than their functional currency, which exposes us to changes in currency exchange rates.

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

We hold certain investments that may lack liquidity or for which the observability of prices or inputs may be reduced in periods of market dislocation, such as non-agency residential mortgage-backed and collateralized debt obligations securities. Even some of our high quality assets have been more illiquid as a result of the recent challenging market conditions. Generally, securities classified as Level 3 pursuant to the fair value hierarchy set forth in authoritative accounting guidance over fair value measurements may be less liquid, more difficult to value and require significant judgment, and more likely to result in sales materially different than fair values determined by management.

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

There can be no assurance as to the effect that governmental and regulatory actions will have on financial markets generally or on us in particular.

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

There is the potential for initiatives, including but not limited to, “cram-down” legislation specifically relating to mortgage-backed securities. In certain residential mortgage backed securities (“RMBS”), the losses from such a cramdown may be shared across all tranches of the security on a prorated basis. The Company may absorb additional losses should any such investments that it holds become subject to any such cram-down provisions. At the present time, there is no clarity on how the rating agencies will react to such a development, and we may experience significant numbers of downgrades on our non-Agency RMBS holdings.

Within the United Kingdom and Euro-zone, similar actions including interest rate cuts and nationalization of certain financial institutions have been undertaken.

We own a number of Tier 1 and Upper Tier 2 hybrid securities issued by financial institutions including those based in the U.S. and U.K. There is a risk that if the capital positions of financial institutions deteriorates further government intervention, particularly nationalization of such institutions, could occur. There is also a risk of regulatory imposed deferral of coupons or decisions by bank management not to call the capital or defer the coupon payments. This may result in losses on the hybrid securities we hold. There is also the risk of further downgrades of these securities as rating agencies re-evaluate their rating methodologies, which would negatively impact the regulatory capital of the Life operations.

The purpose of these legislative and regulatory actions is to stabilize the U.S. and international banking systems, improve the flow of credit and foster an economic recovery. However, there can be no assurance as to the success of such actions or the effect that any such governmental actions or future regulatory initiatives may have on certain investment instruments in our investment portfolio, or on our competitive position, business and financial position.

Particularly within the Euro-zone, there is increasing market concern as to the potential default of government issuers. Should governments default on their obligations, there will be a negative impact on both the Company’s direct holdings, as well as non-government issues held within the country of default.

If actual claims exceed our loss reserves, our financial results and cash flows could be adversely affected.

Our results of operations and financial condition depend upon our ability to assess accurately the potential losses associated with the risks that we insure and reinsure. We establish reserves for unpaid losses and loss adjustment expense (“LAE”) liabilities, which are estimates of future payments of reported and unreported claims for losses and related expenses with respect to insured events that have occurred. The process of establishing reserves for property and casualty claims can be complex and is subject to considerable variability as it requires the use of informed estimates and judgments. Actuarial estimates of unpaid loss and LAE liabilities are subject to potential errors of estimation, which could be significant, due to the fact that the ultimate disposition of claims incurred prior to the date of such estimation, whether reported or not, is subject to the outcome of events that have not yet occurred. Examples of these events include the accuracy of the factual information on which the estimates were based, especially as this develops, jury decisions, court interpretations, legislative changes, changes in the medical condition of claimants, public attitudes, and economic conditions such as inflation. Recent deficit spending by governments in the Company’s major markets exposes the Company to heightened risk of inflation. Inflation in relation to medical costs, construction costs and tort issues in particular impact the property and casualty industry, however, broader market inflation also poses a risk to overall loss costs.

Similarly, the actual emergence of claims for life business may vary from the assumptions underlying the policy benefit reserves, in particular, the future assumed mortality improvements on the blocks of in-payment annuities.

In relation to previously written financial guarantee business and related exposures, we establish reserves for losses and LAE on such business based on management’s best estimate of the ultimate expected incurred losses. Establishment of such reserves requires the use and exercise of significant judgment by management, including with respect to estimates regarding the occurrence and amount of a loss on an insured or reinsured obligation. Estimates of losses may differ from actual results and such difference may be material, due to the fact that the ultimate dispositions of claims are subject to the outcome of events that have not yet occurred. Examples of these events include changes in the level of interest rates, credit deterioration of insured and reinsured obligations, and changes in the value of specific assets supporting insured and reinsured obligations. In general, guarantees on previously written credit default swaps are exposed to the same risks as noted above, except in events of default by the guarantor. Credit default swaps, however, do not qualify for the financial guarantee scope exception under authoritative accounting guidance over derivative instruments and hedging activities, and, therefore are reported at fair value with changes in the fair value included in earnings. Fair value for such swaps are determined based on methodologies further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” under Item II, Part 7 of this report. Any estimate of future costs is subject to the inherent limitation on our ability to predict the aggregate course of future events. It should therefore be expected that the actual emergence of losses and LAE will vary, perhaps materially, from any estimate.

We have an actuarial staff in each of our operating segments and a Chief Actuary who regularly evaluates the levels of loss reserves, taking into consideration factors that may impact the ultimate losses incurred. Any such evaluation could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in our results of operations in the period in which the estimates are changed. Losses and LAE, to the extent that they exceed the applicable reserves, are charged to income as incurred. The reserve for unpaid losses and LAE represents the estimated ultimate losses and LAE less paid losses and LAE, and comprises case reserves and incurred but not reported loss reserves (“IBNR”). During the loss settlement period, which can span many years in duration for casualty business, additional facts regarding individual claims and trends often will become known and case reserves may be adjusted by allocation from IBNR without any change in the overall reserve. In addition, application of statistical and actuarial methods may require the adjustment of the overall reserves upward or downward from time to time. Accordingly, the ultimate settlement of losses may be significantly greater than or less than reported loss and loss expense reserves.

The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims, such as the effects that recent disruptions in the credit markets could have on the number and size of reported claims under directors and officers liability insurance (“D&O”) and professional liability insurance lines of business. In some instances, these changes may not become apparent until some time after we have issued the insurance or reinsurance contracts that are affected by the changes. Historically such claims and coverage issues have occurred at heightened levels during periods of very soft market conditions which often reflect an inflection point in the typical cycle of insurance industry market conditions. In addition, our actual losses may vary materially from our current estimate of the loss based on a number of factors, including receipt of additional information from insureds or brokers, the attribution of losses to coverages that had not previously been considered as exposed and inflation in repair costs due to additional demand for labor and materials. As a result, the full extent of liability under an insurance or reinsurance contract may not be known for many years after such contract is issued and a loss occurs.

The occurrence of disasters could adversely affect our financial condition.

We have substantial exposure to losses resulting from natural and man-made disasters and other catastrophic events. Catastrophes can be caused by various events, including hurricanes, earthquakes, floods, hailstorms, explosions, severe weather, fires, war and acts of terrorism. Changing climate conditions may add to the unpredictability and frequency of natural disasters in certain parts of the world and create additional uncertainty as to future trends and exposures. The incidence and severity of catastrophes are inherently unpredictable, and it is difficult to predict the timing of such events with statistical certainty or estimate the amount of loss any given occurrence will generate.

The occurrence of claims from catastrophic events is likely to result in substantial volatility in our financial condition, results of operations and cash flows for the fiscal quarter or year in which a catastrophic event occurs, as well as subsequent fiscal periods, and could have a material adverse effect on our financial condition and results of operations and our ability to write new business. This risk is exacerbated due to accounting principles and rules that do not permit (re)insurers to reserve for such catastrophic events until they occur. We expect that future possible increases in the values and concentrations of insured property, the effects of inflation and changes in cyclical weather patterns may increase the severity of catastrophic events in the future. Although we attempt to manage our exposure to catastrophic events, a single catastrophic event could affect multiple geographic zones and lines of business and the frequency or severity of catastrophic events could exceed our estimates, in each case potentially having a material adverse effect on our financial condition, results of operations and cash flows. In addition, while we may, depending on market conditions, purchase catastrophe reinsurance and retrocessional protection, the occurrence of one or more major catastrophes in any given period could result in losses that exceed such reinsurance and retrocessional protection. This could have a material adverse effect on our financial condition and results of operations and may result in substantial liquidation of investments, possibly at a loss, and outflows of cash as losses are paid.

The failure of any of the underwriting risk management strategies that we employ could have a material adverse effect on our financial condition, results of operations and/or liquidity.

We seek to limit our loss exposure by, among other things, writing a number of our reinsurance or retrocession contracts on an excess of loss basis, adhering to maximum limitations on reinsurance written in defined geographical zones, limiting program size for each client and prudently underwriting each program written. In addition, in the case of proportional treaties, we generally seek to use per occurrence limitations or loss ratio caps to limit the impact of losses from any one event. We cannot be sure that all of these loss limitation methods will have the precise risk management impact intended. For instance, although we also seek to limit our loss exposure by geographic diversification, geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone’s limits. Underwriting involves the exercise of considerable judgment and the making of important assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. The failure of any of the underwriting risk management strategies that we employ could have a material adverse effect on our financial condition, results of operations and cash flows. Also, we cannot provide assurance that various provisions of our policies, such as limitations or exclusions from coverage or choice of forum, will be enforceable in the manner that we intend and disputes relating to coverage and choice of legal forum may arise, which could materially adversely affect our financial condition and results of operations.

The loss of one or more key executives or the inability to attract, motivate and retain qualified personnel could adversely affect our ability to conduct business.

Our success depends on our ability to attract new, highly skilled individuals and to motivate and retain our existing key executives and qualified personnel. The loss of the services of any of our key executives or the inability to attract, motivate and retain other highly skilled individuals in the future could adversely affect our ability to conduct our business. In addition, we do not maintain key man life insurance policies with respect to our employees.

Although the market price of our Class A ordinary shares gained 395% during fiscal 2009 as compared to the market price as at December 31, 2008, it has not fully recovered from the very significant decline in market price during fiscal 2008. A substantial portion of our annual compensation paid to our senior employees has, in recent years, been paid in the form of equity-based awards. In addition, we reduced the number of employees across nearly all of our locations in August 2008 as well as in the period between February and July 2009. The combination of these events could adversely affect our ability to hire, motivate and retain qualified employees.

In addition, certain of our senior executives who work in our Bermuda operations are not Bermudian and our success in such operations may depend in part on the continued services of key employees working in Bermuda. Under Bermuda law, non-Bermudians (other than spouses of Bermudians and holders of permanent resident certificates) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. A work permit may be granted or renewed by the Bermuda government for a specific period of time, upon showing that, after proper public advertisement, no Bermudian (or spouse of a Bermudian or holder of a permanent resident certificate) is available who meets the minimum standards reasonably required by an employer with respect to a certain position. The government of Bermuda places a six-year term limit on individuals with work permits, subject to certain exemptions for key employees. No assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term or that key employee status will be granted or revoked.

A decrease in the fair values of our reporting units may result in future goodwill impairments.

Our goodwill balance at December 31, 2009 was $826.0 million. When we acquire an entity, the excess of the purchase price over the net identifiable assets acquired is allocated to goodwill. We conduct impairment tests on our reported goodwill at least annually or more frequently if impairment indicators exist. In performing a goodwill impairment test, we use various methods and make various assumptions to determine the fair value of our reporting units, including the determination of expected future cash flows and/or profitability of such reporting units, and we take into account market value multiples and/or cash flows of entities that we deem to be comparable in nature, scope or size to our reporting units. However, expected future cash flows and/or profitability may be materially and negatively impacted as a result of, among other things, a decrease in renewal activity and new business opportunities, a decrease in retention or our underwriting teams, lower-than-expected yields and/or cash flows from our investment portfolio, higher-than-expected claims activity and magnitude of incurred losses and general economic factors that impact the reporting unit. In addition, previously determined market value multiples and/or cash flows may no longer be relevant as a result of these potential factors. As a result of these potential changes, the estimated fair value of one or more of our reporting units may decrease, causing the carrying value of the net assets assigned to the reporting unit to exceed the fair value of such net assets. If we determine an impairment exists, we adjust the carrying value of goodwill to its implied fair value. The impairment charge is recorded in our income statement in the period in which the impairment is determined. If we are required in the future to write down additional goodwill, our financial condition and results of operations would be negatively affected. In connection with fair value measurements and the accounting for goodwill, the use of generally accepted accounting principles requires management to make certain estimates and assumptions. Significant judgment is required in making these estimates and assumptions, and actual results may ultimately be materially different from such estimates and assumptions.

Lawsuits, including putative class action lawsuits, have been filed against us by policyholders and security holders the ultimate outcome of which could have a material adverse effect on our consolidated financial condition, future operating results and/or liquidity

We are subject to lawsuits and arbitrations in the regular course of our business. See Item 3, “Legal Proceedings”. In addition, lawsuits have been filed against us as detailed in Item 8, Note 20(g) to the Consolidated Financial Statements, “Commitments and Contingencies – Claims and Other Litigation.” We believe that we have substantial defenses to all outstanding litigation and intend to pursue our defenses vigorously, although an adverse resolution of one or more of these items could have a material adverse effect on our results of operations in a particular fiscal quarter or year.

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

In addition, through one or more of our subsidiaries, we entered into certain agreements with subsidiaries of Syncora pursuant to which we guaranteed certain obligations of Syncora Guarantee Re and Syncora Guarantee under specific agreements (the “Guarantee Agreements”). As at June 30, 2008, the total net par value outstanding of business written by subsidiaries of Syncora which fell under the Guarantee Agreements was approximately $60 billion. Pursuant to the terms of, and required conditions under, the Master Agreement, Syncora Guarantee Re’s facultative quota share reinsurance agreement with Syncora Guarantee, and all individual risk cessions thereunder, and the Financial Security Master Facultative Agreement, and all individual risk cessions thereunder, were commuted, thereby rendering the Syncora Guarantee Re guarantee and Financial Security guarantee of no further force and effect.

Following the closing of the Master Agreement, Syncora and its applicable subsidiaries are required to use commercially reasonable efforts to commute the underlying financial guarantees that are the subject of the EIB Guarantees. There can be no assurances that such commutation will ultimately occur and that our $920.5 million exposure (as of December 31, 2009) under the EIB Guarantees will be eliminated.

As further described in Note 4 to the Consolidated Financial Statements, “Syncora Holdings Ltd. (“Syncora”)”, while the New York Insurance Department (“NYID”) and the BMA approved the Master Agreement and related agreements and transactions, including the commutation of the agreements described above, and the Delaware Insurance Department (“DID”) approved the Master Agreement and the commutation of the Syncora Guarantee Re/Syncora Guarantee Quota Share, and although we believe the effect of the Master Agreement relieved us of all of our obligations under the Reinsurance Agreements and the Guarantee Agreements (other than as noted above with respect to the EIB Guarantee), no assurance can be given that the enforceability of the Master Agreement, the agreements relating thereto and the transactions contemplated thereunder will not be challenged, including under applicable fraudulent transfer laws (described in the following paragraph) and/or by asserting any number of other theories for recovery, including third-party beneficiary rights, or that other litigation will not be commenced against us as a result of the Master Agreement and such related agreements and transactions. We believe that we would have significant defenses to any such challenges and would vigorously defend against any such claims. However, we cannot assure you that any such claims would not be made or, that any such claims would not ultimately be successful.

Under federal bankruptcy law and comparable provisions of state fraudulent transfer laws (including those applicable in any state insurance insolvency proceeding) Syncora’s commutation and release of our obligations pursuant to the Master Agreement and related agreements would constitute a voidable fraudulent transfer if it was determined that Syncora or any applicable subsidiary thereto, at the time it entered into the Master Agreement or such related agreement:

•	intended to hinder, delay or defraud its creditors; or

•	received less than “reasonably equivalent value” or “fair value consideration” for such release; and either

•	was insolvent or rendered insolvent by reason of such occurrence; or

•	was engaged in a business or transaction for which its remaining assets constituted unreasonably small capital; or

•	intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature.

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

We purchase reinsurance for our own account in order to mitigate the volatility that losses impose on our financial condition. Our clients purchase reinsurance from us to cover part of the risk originally written by them. Retrocessional reinsurance involves a reinsurer ceding to another reinsurer, the retrocessionaire, all or part of the reinsurance that the first reinsurer has assumed. Reinsurance, including retrocessional reinsurance, does not legally discharge the ceding company from its liability with respect to its obligations to its insureds or reinsureds. A reinsurer’s or retrocessionaire’s insolvency, inability or refusal to make timely payments under the terms of its agreements with us, therefore, could have a material adverse effect on us because we remain liable to our insureds and reinsureds. At December 31, 2009, we had approximately $4.0 billion of reinsurance recoverables and reinsurance balances receivable, net of reserves for uncollectible recoverables. For further information regarding our reinsurance exposure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under Part II, Item 7 of this report.

From time to time, market conditions may limit or prevent us from obtaining the types and amounts of reinsurance that we consider adequate for our business needs such that we may not be able to obtain reinsurance or retrocessional reinsurance from entities with satisfactory creditworthiness in amounts that we deem desirable or on terms that we deem appropriate or acceptable.

We also have exposure to counterparties in various industries, including banks, hedge funds and other investment vehicles, and in transactions in addition to reinsurance agreements, including derivative transactions. Many of these transactions expose us to credit risk in the event our counterparty fails to perform its obligations. Even if we are entitled to collateral when a counterparty defaults, such collateral may be illiquid or proceeds from such collateral when liquidated may not be sufficient to recover the full amount of the obligation. We also have exposure to financial institutions in the form of secured and unsecured debt instruments and equity securities.

Operational risks, including human or systems failures, are inherent in our business.

Operational risk and losses can result from, among other things, fraud, errors, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements, information technology failures, or external events. Areas of operational risk can be heightened in discontinued or exited business as a result of reduced overall resource allocation and the loss of relevant knowledge and expertise by departing management. The Company has exited a number of businesses in recent years potentially increasing operational risk in such businesses.

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

We market our insurance and reinsurance products worldwide primarily through insurance and reinsurance brokers. Marsh & McLennan Companies and AON Corporation and their respective subsidiaries each provided approximately 18% and 20% respectively, of our gross written premiums for property and casualty operations for the year ended December 31, 2009. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

Our reliance on brokers subjects us to credit risk.

In certain jurisdictions, when an insured or ceding insurer pays premiums for policies of insurance or contracts of reinsurance to brokers for further payment to us, such premiums might be considered to have been paid and the insured or ceding insurer will no longer be liable to us for such amounts, whether or not we have actually received the premiums from the broker. In addition, in accordance with industry practice, we generally pay amounts owed on claims under our reinsurance contracts to brokers, and these brokers, in turn, pay these amounts over to the clients that have purchased reinsurance from us. Although the law is unsettled and depends upon the facts and circumstances of the particular case, in some jurisdictions, if a broker fails to make such a claims payment to the insured or ceding insurer, we might remain liable to the insured or ceding insurer for that non-payment. Consequently, we assume a degree of credit risk associated with the brokers with whom we transact business. Due to the unsettled and fact-specific nature of the law governing these types of scenarios and our lack of historical experience with such risks, we are unable to quantify our exposure to this risk.

Risks Related to the Insurance and Reinsurance Industries

The insurance and reinsurance industries are historically cyclical and we may experience periods with excess underwriting capacity and unfavorable premium rates.

The insurance and reinsurance industries have historically been cyclical, characterized by periods of intense price competition due to excess underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. An increase in premium levels is often followed by an increasing supply of insurance and reinsurance capacity, either by capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers, which may cause prices to decrease. Either of these factors could lead to a significant reduction in premium rates, less favorable policy terms and conditions and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance and reinsurance industries significantly.

Competition in the insurance and reinsurance industries could reduce our operating margins.

The insurance and reinsurance industries are highly competitive. We compete on an international and regional basis with major U.S., Bermudian, European and other international insurers and reinsurers and with underwriting syndicates, some of which have greater financial and management resources and higher ratings than we do. We also compete with new companies that continue to be formed to enter the insurance and reinsurance markets. In addition, capital market participants have created alternative products that are intended to compete with reinsurance products. Increased competition could result in fewer submissions, lower premium rates and less favorable policy terms and conditions, which could reduce our margins.

Unanticipated losses from terrorism and uncertainty surrounding the future of the TRIPRA could have a material adverse effect on our financial condition, results of operations and cash flows.

In response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11 event, the TRIP was created upon the enactment of the TRIA of 2002 to ensure the availability of commercial insurance coverage for certain terrorist acts in the U.S. This law established a federal assistance program through the end of 2005 to help the commercial property and casualty insurance industry cover claims related to future terrorism-related losses and required that coverage for terrorist acts be offered by insurers. TRIA was originally scheduled to expire at the end of 2005, but was extended in December 2005 for an additional two years. On December 26, 2007, President George W.

Bush approved the TRIPRA, extending TRIP through December 31, 2014 and also eliminating the distinction between foreign and domestic acts of terrorism.

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

We believe that TRIP and the related legislation has been an effective mechanism to assist policyholders and industry participants with the extreme contingent losses that might be caused by acts of terrorism. Nevertheless, we cannot assure you that TRIPRA will be extended beyond 2014, and its expiration or a significant change in terms could have an adverse effect on us, our clients or the insurance industry.

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

Government intervention has recently taken the form of financial support of certain companies in our industry. Governmental support of individual competitors can lead to increased pricing pressure, a distortion of market dynamics, and ultimately prolonging the current period of soft market conditions. The insurance industry is also affected by political, judicial and legal developments that may create new and expanded theories of liability, which may result in unexpected claims frequency and severity and delays or cancellations of products and services by insureds, insurers and reinsurers which could adversely affect our business.

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

Our insurance and reinsurance subsidiaries operate in 24 countries around the world as well as in all 50 U.S. states. Our operations in each of these jurisdictions are subject to varying degrees of regulation and supervision. The laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled require, among other things, that these subsidiaries maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards, submit to periodic examinations of their financial condition and restrict payments of dividends and reductions of capital. Statutes, regulations and policies that our insurance and reinsurance subsidiaries are subject to may also restrict the ability of these subsidiaries to write insurance and reinsurance policies, make certain investments and distribute funds.

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

The European Commission is in the process of implementing changes to the prudential regulation of European insurers with a timeline to achieve full compliance by 2012. There remains significant uncertainty as to the impact of these efforts however such impacts could include the requirement for additional capital or security to be provided in certain jurisdictions which may impact profitability.

We may not be able to comply fully with, or obtain desired exemptions from, revised statutes, regulations and policies that govern the conduct of our business. Failure to comply with, or to obtain desired authorizations and/or exemptions under, any applicable laws could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we operate and could subject us to fines and other sanctions. In addition, changes in the laws or regulations to which our insurance and reinsurance subsidiaries are subject, or in the interpretations thereof by enforcement or regulatory agencies, could have a material adverse effect on our business. In addition, if the proposed redomestication to Ireland discussed below is effected, we will be an Irish Company and will be required to comply with numerous Irish and European Union laws and regulations as from time to time in effect, which may have a material adverse effect on XL’s financial condition and results of operations.

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

XL Insurance (Bermuda) Ltd and XL Re Ltd, two of our wholly-owned operating subsidiaries, are registered Bermuda Class 4 insurers. As such, they are subject to regulation and supervision in Bermuda. Bermuda insurance statutes and the regulations and policies of the Bermuda Monetary Authority require XL Insurance (Bermuda) Ltd and XL Re Ltd to, among other things:

•	maintain a minimum level of capital and surplus;

•	maintain solvency margins and liquidity ratios;

•	restrict dividends and distributions;

•	obtain prior approval regarding the ownership and transfer of shares;

•	maintain a principal office and appoint and maintain a principal representative in Bermuda;

•	file an annual statutory financial return;

•	file annual audited financial statements in accordance with applicable GAAP or International Financial Reporting Standards;

•	file annual Bermuda Solvency Capital Requirement (“BSCR”), a risk-based capital adequacy model, and capital and solvency return;

•	allow for the performance of certain periodic examinations of XL Insurance (Bermuda) Ltd and XL Re Ltd and their respective financial conditions.

These statutes and regulations may restrict our ability to write insurance and reinsurance policies, distribute funds and pursue our investment strategy.

In 2008, the Bermuda Monetary Authority (“BMA”) introduced new risk-based capital standards for insurance companies as a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. The amended Bermuda insurance statutes or regulations pursuant to the new risk-based supervisory approach required additional filings by insurers to be made to the BMA for the year ended December 31, 2009. The required statutory capital and surplus of our Bermuda-based operating subsidiaries increased under the BSCR. While our Bermuda-based operating subsidiaries currently have excess capital and surplus under these new requirements, there can be no assurance that such requirement or similar regulations, in their current form or as may be amended in the future, will not have a material adverse effect on our business, financial condition or results of operations.

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

Risks Related to Taxation

We and our non-U.S. insurance subsidiaries may become subject to U.S. tax, which may have a material adverse effect on our results of operations and your investment.

We take the position that neither we nor any of our non-U.S. insurance subsidiaries are engaged in a U.S. trade or business through a U.S. permanent establishment. Accordingly, we take the position that none of our non-U.S. insurance subsidiaries should be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on some types of U.S. source investment income). However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the United States, we cannot be certain that the U.S. Internal Revenue Service (the “IRS”) will not contend successfully that we or any of our non-U.S. insurance subsidiaries are engaged in a trade or business in the United States. If we or any of our non- U.S. insurance subsidiaries were considered to be engaged in a trade or business in the United States, any such entity could be subject to U.S. corporate income and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case our financial condition and results of operations could be materially adversely affected.

Changes in U.S. tax law might adversely affect an investment in our shares.

The tax treatment of non-U.S. companies and their U.S. and non-U.S. insurance subsidiaries has been the subject of Congressional discussion and legislative proposals. For example, one legislative proposal would impose additional limits on the deductibility of interest by foreign-owned U.S. corporations. Another legislative proposal would modify the standards which indicate when a non-U.S. corporation might be treated as a U.S. corporation for U.S. federal income tax purposes if it were considered to be primarily managed and controlled in the U.S. In addition, in 2009, legislation was proposed in the U.S. that would severely restrict the ability of a company to utilize affiliate reinsurance to manage its U.S. risks and capital position. In general, the legislation as proposed in the House of Representatives (a virtually identical Senate Finance Draft release was issued in 2008), would permanently disallow the deduction for premiums ceded to affiliates, to the extent the reinsurance exceeded industry aggregate levels of unrelated party reinsurance, calculated on a statutory line of business basis. The U.S. 2011 Fiscal Year Budget, issued on February 1, 2010, includes a provision that would disallow tax deductions for affiliate reinsurance premiums paid (net of ceding commissions) in excess of 50% of written premium, determined on a statutory line of business basis. If any of these proposals is enacted, the associated impact could have an adverse impact on us or our shareholders. It is possible that other legislative proposals could emerge in the future that could also have an adverse impact on us or our shareholders. We cannot assure you that future legislative action will not increase the amount of U.S. tax payable by us. If this happens, our financial condition and results of operations could be materially adversely affected.

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

As discussed above, Congress has periodically considered legislation intended to eliminate certain perceived tax advantages of non-U.S. insurance companies and U.S. insurance companies with non-U.S. affiliates, including perceived tax benefits resulting principally from reinsurance between or among U.S. insurance companies and their non-U.S. affiliates. In this regard, section 845 of the Code was amended in 2004 to permit the IRS to reallocate, recharacterize or adjust items of income, deduction or certain other items related to a reinsurance agreement between related parties to reflect the proper “amount, source or character” for each item (in contrast to prior law, which only covered “source and character”). If the IRS were to successfully challenge our reinsurance arrangements under section 845, our financial condition and results of operations could be materially adversely affected and the price of our ordinary shares could be adversely affected.

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

The OECD has undertaken to implement the conclusions of the Report in two phases. First, to provide improved certainty for the interpretation of existing treaties based on the current text of Article 7, the OECD has revised the commentary to the current version of Article 7 to take into account the conclusions of the Report that do not conflict with the existing interpretation of Article 7 reflected in the previous commentary. Second, to reflect the full conclusions of the Report, the OECD intends to issue a new version of Article 7 and related commentary to be used in the negotiation of new treaties and amendments to existing treaties. A discussion draft of the new Article 7 and related commentary was released on July 7, 2008. A revised draft was released on November 24, 2009 and the final version of this new Article 7 and related commentary is expected to be released at a later date. The final version of new Article 7 and related commentary might include provisions that could change the manner in which we are taxed.

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

Under current Cayman Islands law, we are not obligated to pay any taxes in the Cayman Islands on our income or gains. We have received an undertaking from the Governor-in-Council of the Cayman Islands pursuant to the provisions of the Tax Concessions Law, as amended, that until June 2, 2018, (i) no subsequently enacted law imposing any tax on profits, income, gains or appreciation shall apply to us and (ii) no such tax and no tax in the nature of an estate duty or an inheritance tax shall be payable on any of our ordinary shares, debentures or other obligations. Under current law, no tax will be payable on the transfer or other disposition of our ordinary shares. The Cayman Islands currently impose stamp duties on certain categories of documents; however, our current operations do not involve the payment of stamp duties in any material amount. The Cayman Islands also currently impose an annual corporate fee upon all exempted companies incorporated in the Cayman Islands. Given the limited duration of the undertaking from the Governor-in-Council of the Cayman Islands, we cannot be certain that we will not be subject to any Cayman Islands tax after June 2, 2018. Such taxation could have a material adverse effect on our financial condition, results of operations and your investment. As outlined in the Redomestication Proxy Statement it is proposed that XL Capital Ltd will become tax resident in Ireland with effect from July 1, 2010.

Risks Related to our Ordinary Shares

Provisions in our Articles of Association may reduce the voting rights of our ordinary shares.

Our Articles of Association generally provide that shareholders have one vote for each ordinary share held by them and are entitled to vote, on a non-cumulative basis, at all meetings of shareholders. However, the voting power that may be exercised by certain persons or groups may not equal or exceed 10% or more of the voting power conferred by our shares.

In particular, our Articles of Association provide that if, and for so long as, the votes conferred by the Controlled Shares (as defined below) of any person constitute 10% or more of the votes conferred by all our issued shares, the voting rights with respect to the Controlled Shares of such person shall be limited, in the aggregate, to a voting power equal to approximately (but slightly less than) 10%, pursuant to a formula set forth in the our Articles of Association. “Controlled Shares” of a person (as defined in our Articles of Association) include (1) all of our shares owned directly, indirectly or constructively by that person (within the meaning of Section 958 of the U.S. Internal Revenue Code of 1986, as amended), and (2) all of our shares owned directly, indirectly or constructively by that person or any “group” of which that person is a part, within the meaning of Section 13(d)(3) of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). If the redomestication is completed, the Articles of Association of XL- Ireland will contain the same provision.

Provisions in our Articles of Association may restrict the ownership and transfer of our ordinary shares.

Our Articles of Association provide that our Board of Directors shall decline to register a transfer of shares if it appears to our Board of Directors, whether before or after such transfer, that the effect of such transfer would be to increase the number of Controlled Shares of any person to 10% or more of any class of our voting shares, of our total issued shares, or of the total voting power of our total issued shares. If the redomestication transaction is completed, the Articles of Association of XL- Ireland will contain the same provision.

Certain provisions in our charter documents could, among other things, impede an attempt to replace our directors or to effect a change of control, which could diminish the value of our ordinary shares.

Our Articles of Association contain provisions that may make it more difficult for shareholders to replace directors and could delay or prevent a change of control that a shareholder may consider favorable. These provisions include a staggered board of directors, limitations on the ability of shareholders to remove directors, limitations on voting rights and certain transfer restrictions on our ordinary shares. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,”

under Part II, Item 5 of this report. In addition, insurance regulations in certain jurisdictions may also delay or prevent a change of control or limit the ability of a shareholder to acquire in excess of specified amounts of our ordinary shares. For additional information regarding impediments to a change of control of the Company as a result of the proposed redomestication, see the risk factor entitled “After the Redomestication, attempted takeovers of XL will be subject to the Irish Takeover Rules and subject to review by the Irish Takeover Panel” below.

It may be difficult to enforce judgments against XL Capital Ltd or its directors and executive officers.

XL Capital Ltd is incorporated pursuant to the laws of the Cayman Islands and our principal executive offices are in Bermuda. Similarly, following the proposed redomestication, XL-Ireland will be incorporated pursuant to the laws of Ireland. In addition, certain of our directors and officers reside outside the United States and a substantial portion of our assets and the assets of such directors and officers are located outside the United States. As such, it may be difficult or impossible to effect service of process within the United States upon those persons or to recover on judgments of U.S. courts against us or our directors and officers, including judgments predicated upon civil liability provisions of U.S. federal securities laws. We have been advised by our Cayman counsel that there is doubt as to whether the courts of the Cayman Islands would enforce:

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

In connection with the proposed redomestication, we have been advised that there is no treaty between Ireland and the United States providing for the reciprocal enforcement of foreign judgments. The following requirements must be met before the foreign judgment will be deemed to be enforceable in Ireland:

•	The judgment must be for a definite sum;

•	The judgment must be final and conclusive; and

•	The judgment must be provided by a court of competent jurisdiction.

An Irish court will also exercise its right to refuse judgment if the foreign judgment was obtained by fraud, if the judgment violated Irish public policy, if the judgment is in breach of natural justice or if it is irreconcilable with an earlier foreign judgment.

U.S. persons who own our ordinary shares may have more difficulty protecting their interests than U.S. persons who are shareholders of a U.S. corporation.

The law applicable to companies established in the Cayman Islands, under which we are governed, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. These differences include the manner in which directors must disclose transactions in which they have an interest and their ability to vote notwithstanding a conflict of interest, the rights of shareholders to bring class action and derivative lawsuits and the scope of indemnification available to directors and officers. In addition, the law applicable to companies established in Ireland, under which we have proposed to be governed pursuant to the redomestication, also differs in certain material respects from laws currently applicable to us as a Cayman Islands corporation. For additional information, see “Risk Factors Related to the Redomestication” below.

Risks Related to the Redomestication

For purposes of the following risk factors, “Redomestication” refers collectively to the proposed redomestication transaction. As described in greater detail in the Redomestication Proxy Statement,

whereby, if the necessary approval of our ordinary shareholders and the Grand Court of the Cayman Islands have been obtained and the other conditions have been satisfied, then the ordinary shares of XL-Cayman will be cancelled and shareholders will receive, on a one-for-one basis, new ordinary shares of XL- Ireland (the “Ordinary Share Exchange”), and, if the requisite approvals of the Series C and Series E preference shareholders and the Cayman Court have been obtained and the other applicable conditions satisfied, the cancellation of the preference shares of XL-Cayman in exchange for new preference shares of XL- Ireland on a one-for-one basis. “Effective Time” refers to the date on which the Ordinary Share Exchange becomes effective, which is currently expected to be July 1, 2010, but could be later.

Your rights as an ordinary shareholder will change as a result of the Ordinary Share Exchange due to differences between Irish law and Cayman Islands law.

Because of differences between Irish law and Cayman Islands law, we will become subject to new legal requirements if the Ordinary Share Exchange is consummated. In addition, your rights as an ordinary shareholder will change if the Ordinary Share Exchange is consummated.

Among other differences, under Irish law there will be additional limitations on the payment of dividends and the repurchase of shares, the authority of the Board to issue new shares must be approved by the ordinary shareholders at least every five years, and certain shareholder resolutions will require the affirmative vote of a higher or lower percentage of the ordinary shares voting. We discuss these and other differences in detail in the Redomestication Proxy Statement under the headings “Description of XL Group plc Share Capital” and “Comparison of Rights of Shareholders and Powers of the Board of Directors.”

Legislative or regulatory action could materially and adversely affect us after the Redomestication or eliminate or reduce some of the anticipated benefits of the Redomestication.

Our tax position could be adversely impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof by the tax authorities in Ireland, the United States and other jurisdictions following the Transaction, and such changes may be more likely or become more likely in view of recent economic trends in such jurisdictions, particularly if such trends continue. For example, Ireland has suffered from the consequences of worldwide adverse economic conditions and the credit ratings on its debt have been downgraded. Such changes could cause a material and adverse change in our worldwide effective tax rate and we may have to take further action, at potentially significant expense, to seek to mitigate the effect of such changes. Any future amendments to the current income tax treaties between Ireland and other jurisdictions, including the United States, could subject us to increased taxation and/or potentially significant expense. We cannot assure you that the Transaction will eliminate the risk that these changes, if made, will apply to us.

The Transaction may not allow us to maintain a competitive worldwide effective corporate tax rate.

We believe the Transaction should permit us to maintain a competitive worldwide effective tax rate. However, we cannot provide any assurance as to what our worldwide effective tax rate will be after the Transaction because of, among other things, uncertainty regarding the amount of business activities in any particular jurisdiction in the future and the tax laws of such jurisdictions. Our actual worldwide effective tax rate may vary from our expectation and that variation may be material.

If the Redomestication becomes effective but our ordinary shareholders do not approve the Distributable Reserves Proposal, or if the Irish High Court does not approve the creation of distributable reserves in XL-Ireland, XL-Ireland will not be able to pay dividends or redeem or buy back shares following the Redomestication unless and until we generate earnings after the Effective Time, and only to the extent of such earnings.

Under Irish law, dividends must be paid and share redemptions and buy backs generally must be funded out of “distributable reserves,” which XL-Ireland will not have immediately following the Effective Time. If the Ordinary Share Exchange is approved, the XL-Cayman ordinary shareholders will also be asked at the extraordinary general meeting to approve the creation of distributable reserves in XL-Ireland (the “Distributable Reserves Proposal”). Creation of distributable reserves in XL-Ireland is being sought in connection with the Redomestication so that we would continue to be able to pay dividends and redeem and buy back shares, before we generate sufficient post-Redomestication earnings as would otherwise be necessary under Irish law.

If our ordinary shareholders approve such proposal and the Ordinary Share Exchange is consummated, we will seek to obtain the approval of the Irish High Court, as required for the creation of distributable reserves through a reduction of XL-Ireland’s share premium account. Although we are not aware of any reason why the Irish High Court would not approve the creation of distributable reserves, the issuance of the required order is a matter for the discretion of the Irish High Court and there can be no assurance if or when such approval will be obtained. Even if the Irish High Court does approve the creation of distributable reserves, it may take substantially longer than we anticipate and the Irish High Court may not approve the reduction of the share premium account in the entire amount sought by XL.

Approval of the Distributable Reserves Proposal by our ordinary shareholders is not a condition to the scheme of arrangement becoming effective, but in the absence of Irish High Court approval of the creation of distributable reserves, we would not continue to be able to pay dividends and redeem and buy back shares before we generate sufficient post-Redomestication earnings, as would otherwise be necessary under Irish law. Further, we are seeking the approval of at least 75% of all ordinary shares present and voting, in person or by proxy, to increase the likelihood of obtaining Irish High Court approval with respect to the creation of distributable reserves in XL-Ireland because such higher approval threshold would be required if the vote on the Distributable Reserves Proposal were being conducted under Irish law.

If the XL-Cayman ordinary shareholders approve the proposal to effect the Ordinary Share Exchange but do not approve the Distributable Reserves Proposal and the Redomestication is consummated, or if the Irish High Court does not approve the creation of distributable reserves, XL-Ireland will not have sufficient distributable reserves to pay dividends or to buy back or redeem shares unless and until we generate earnings after the Effective Time, and only to the extent of such earnings. In addition, the Board may determine not to proceed with the Redomestication for any reason, including because the Distributable Reserves Proposal is not approved or is approved by holders of fewer than 75% of all ordinary shares present and voting, in person or by proxy.

As a result of different shareholder voting requirements in Ireland relative to the Cayman Islands, we will have less flexibility with respect to certain aspects of capital management.

Under Cayman Islands law, our Board may issue, without shareholder approval, any shares authorized in our memorandum of association that are not already issued. Irish law allows shareholders to authorize a Board of Directors to subsequently issue shares without shareholder approval, but this authorization must be renewed after five years. Additionally, subject to specified exceptions, Irish law grants statutory pre-emption rights to existing ordinary shareholders to subscribe for new issuances of shares for cash, but allows such shareholders to authorize the waiver of such statutory pre-emption rights for five years. Prior to the Effective Time, the articles of association of XL-Ireland will provide such authority to the Board of Directors of XL-Ireland to issue shares without further shareholder approval and a waiver of these statutory pre-emption rights for a period of five years in each such case. These authorizations expire after five years, unless renewed by XL-Ireland’s shareholders, and we can provide no assurance that these authorizations and waivers will always be renewed, which could limit our ability to issue equity in the future. While we do not believe that the differences between Cayman Islands law and Irish law relating to our capital management will have a material and adverse effect on us, situations may arise where the flexibility we now have in the Cayman Islands would have provided benefits to our shareholders that will not be available in Ireland.

As a result of different shareholder voting requirements in Ireland relative to the Cayman Islands, we will have less flexibility with respect to our ability to amend our constituent documents and to take other actions requiring a special resolution of our shareholders than we now have.

Under Cayman Islands law and our current articles of association, our memorandum and articles of association may be amended by a special resolution of our ordinary shareholders, which requires approval by not less than 2/3 of the votes cast by XL-Cayman’s ordinary shareholders at a general meeting of such shareholders at which holders of at least 2/3 of all ordinary shares are present. Under Irish law and the XL-Ireland articles of association, the special resolution required to amend XL-Ireland’s memorandum and articles of association will require the approval of not less than 75% of the votes cast by XL-Ireland’s ordinary shareholders at a general meeting of such shareholders at which holders of at least 2/3 of all XL-Ireland ordinary shares are present. Additional corporate actions that require approval by special resolution in both the Cayman Islands and Ireland include, but are not limited to, approval of a name change, approval of a reduction in share capital and approval of the winding-up of a company. As a result of the increased approval requirement for passage of a special resolution in Ireland, situations may arise where the flexibility we now have in the Cayman Islands would have provided benefits to our shareholders that will not be available in Ireland.

We may be required to pay additional amounts in respect of dividends on our preference shares or interest payments on our debt after completion of the Redomestication.

After the Redomestication, XL-Ireland and/or its subsidiaries may have an obligation to pay additional amounts to our preference shareholders and holders of our debt under certain circumstances. Specifically, under Irish tax law, and subject to exceptions, dividends and interest are generally subject to a withholding tax (currently at 20%), which could trigger an obligation to pay additional amounts with respect to our preference shares and debt obligations. We do not expect such obligations to be material, as we believe our current preference shareholders and the holders of our debt generally should qualify for dividend and interest withholding tax exceptions, respectively. However, we are unable to predict the costs of such obligations or exclude as a possibility that the obligations to pay additional amounts could be material at some time in the future.

If the Cayman Court does not sanction the scheme of arrangement, XL-Cayman will not have the ability to effect the Redomestication.

We cannot proceed with the Transaction unless the Cayman Court sanctions the scheme of arrangement after conducting a hearing. Assuming that the scheme of arrangement meetings are conducted in accordance with the Cayman Court’s order and that the ordinary shareholders approve the proposal to effect the Ordinary Share Exchange by the majority required by the Cayman Companies Law, we are not aware of any reason why the Cayman Court would not sanction the scheme of arrangement. Nevertheless, the Cayman Court’s sanction is a matter for its discretion and there can be no assurance if or when such sanction will be obtained.

If the Cayman Court does not sanction the scheme of arrangement, XL-Cayman will be unable to effect the Redomestication, even if the requisite ordinary shareholders have approved the scheme of arrangement. In addition, the Cayman Court may impose such conditions, modifications or amendments as it deems appropriate in relation to the scheme of arrangement, but may not impose any material changes without the joint consent of XL-Cayman and XL-Ireland. If such conditions, modifications or amendments are imposed, XL will be unable to effect the Redomestication without amending the scheme of arrangement, which, depending on the nature of such conditions, modifications or amendments, might require new shareholder approvals.

After the Redomestication, attempted takeovers of XL will be subject to the Irish Takeover Rules and subject to review by the Irish Takeover Panel.

After the Redomestication, we will become subject to the Irish Takeover Rules, under which the Board of Directors of XL-Ireland will not be permitted to take any action which might “frustrate” an offer for the XL-Ireland shares once the Board of Directors has received an offer or has reason to believe an offer is or may be imminent without the approval of more than 50% of shareholders entitled to vote at a general meeting of XL-Ireland’s shareholders and/or the consent of the Irish Takeover Panel. This could limit the ability of the Board of Directors of XL-Ireland to take defensive actions even if the Board of Directors believes that such defensive actions would be in the best interests of XL and its shareholders.

The Irish Takeover Rules also could discourage an investor from acquiring 30% or more of the outstanding ordinary shares of XL-Ireland unless such investor were prepared to make a bid to acquire all outstanding ordinary shares. Further, it could be more difficult for XL-Ireland to obtain shareholder approval for a merger or negotiated transaction after the Redomestication because the shareholder approval requirements for certain types of transactions differ, and in some cases are greater, under Irish law than under Cayman Islands law.

After the Redomestication, a future transfer of your XL-Ireland ordinary shares, other than one effected by means of the transfer of book entry interests in DTC, may be subject to Irish stamp duty.

Transfers of XL-Ireland ordinary shares effected by means of the transfer of book entry interests in DTC will not be subject to Irish stamp duty. It is anticipated that the majority of XL-Ireland ordinary shares will be traded through DTC, either directly or through brokers who hold such ordinary shares on behalf of customers through DTC. However, if you hold your XL-Ireland ordinary shares directly rather than beneficially through DTC (or through a broker that holds your ordinary shares through DTC), any transfer of your XL-Ireland ordinary shares could be subject to Irish stamp duty (currently at the rate of 1% of the higher of the price paid or the market value of the ordinary shares acquired). Payment of Irish stamp duty is generally a legal obligation of the transferee. The potential for stamp duty could adversely affect the price of our ordinary shares.

After the Redomestication, dividends you receive may be subject to Irish dividend withholding tax and Irish income tax.

Dividend withholding tax (currently at a rate of 20%) may arise in respect of dividends paid on XL-Ireland ordinary shares. However, a number of exemptions from dividend withholding tax exist such that ordinary shareholders resident in the U.S. and ordinary shareholders resident in the countries listed in Annex F attached to the Redomestication Proxy Statement may be entitled to exemptions from dividend withholding tax if they complete and file certain dividend withholding tax forms. Ordinary shareholders resident in the U.S. that hold their ordinary shares through DTC will not be subject to dividend withholding tax provided the addresses of the beneficial owners of such ordinary shares in the records of the brokers holding such ordinary shares are in the U.S. (so that such brokers can further transmit the relevant information to a qualifying intermediary appointed by XL-Ireland). Similarly, ordinary shareholders resident in the U.S. that hold their ordinary shares outside of DTC will not be subject to dividend withholding tax if such ordinary shareholders held ordinary shares in XL-Cayman on January 12, 2010 and they have provided a valid Form W-9 showing a U.S. address to XL-Ireland’s transfer agent. However, other ordinary shareholders may be subject to dividend withholding tax, which could adversely affect the price of our ordinary shares.

In addition, ordinary shareholders entitled to an exemption from Irish dividend withholding tax on dividends received from XL-Ireland should not be subject to Irish income tax in respect of those dividends, unless they have some connection with Ireland other than their ordinary shareholding in XL- Ireland. Ordinary shareholders who receive dividends subject to Irish dividend withholding tax will generally have no further liability to Irish income tax on those dividends unless they have some connection with Ireland other than their ordinary shareholding in XL-Ireland.

The Redomestication will result in additional direct and indirect costs, even if it is not consummated.

We will incur additional costs and expenses in connection with and as a result of the Redomestication. These costs and expenses include professional fees to comply with Irish corporate and tax laws and financial reporting requirements (including the need to provide annual financial statements complying with Irish requirements commencing with respect to XL-Ireland’s 2014 fiscal year), costs and expenses incurred in connection with holding a majority of the meetings of the XL-Ireland Board of Directors and certain executive management meetings in Ireland, as well as any additional costs we may incur going forward as a result of our new corporate structure. In addition, we have incurred and expect to incur further legal fees, accounting fees, filing fees, mailing expenses and financial printing expenses in connection with the Redomestication, even if the proposal to effect the Ordinary Share Exchange is not approved or the Redomestication is not consummated.

The market for the XL-Ireland ordinary shares may differ from the market for the XL-Cayman ordinary shares.

We will continue to list our ordinary shares on the NYSE under the symbol “XL”, the same trading symbol as the XL-Cayman ordinary shares. The market price, trading volume or volatility of the XL-Ireland ordinary shares could be different from those of the XL-Cayman ordinary shares.

Based on the recent experience of other companies, the change in our place of incorporation will likely result in XL being removed from the S&P 500 index and certain other indices, which could result in a negative impact on our ordinary share price if index-modeled shareholders are required to sell our ordinary shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company operates in Bermuda, the United States, Europe and various other locations around the world. In 1997, the Company acquired commercial real estate in Hamilton, Bermuda for the purpose of securing long-term office space for its worldwide headquarters. The development was completed in April 2001. The total cost of this development, including land, was approximately $126.6 million. The Company has subsequently sub-leased portions of this property as a part of its broader expense reduction initiatives.

In July 2003, the Company acquired new offices at 70 Gracechurch Street, London, which have become the Company’s new London headquarters. The acquisition was made through a purchase, sale and leaseback transaction. The move to the new offices was completed in 2004 and consolidated the Company’s London businesses in one location. The capital lease asset and liability associated with this transaction totaled $118.0 million at December 31, 2009.

The majority of all other office facilities throughout the world that are occupied by the Company and its subsidiaries are leased.

Total rent expense for the years ended December 31, 2009, 2008 and 2007 was $34.4 million, $35.4 million and $34.5 million, respectively. See Item 8, Note 20(d) to the Consolidated Financial Statements, “Commitments and Contingencies – Properties,” for discussion of the Company’s lease commitments for real property.

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

Commencing in March 2008, the Company and two of its subsidiaries were named, along with approximately 20 other providers and insurers of municipal Guaranteed Investment Contracts and similar derivative products in the U.S. (collectively “Municipal Derivatives”) as well as fourteen brokers of such products, in several purported federal antitrust class actions. The Judicial Panel on Multidistrict Litigation ordered that these be consolidated for pretrial purposes and assigned them to the Southern District of New York. The consolidated amended complaint filed in August 2008 alleges that there was a conspiracy among the defendants during the period from January 1, 1992 to the present to rig bids and otherwise unlawfully decrease the yield for Municipal Derivative products. The purported class of plaintiffs consists of purchasers of Municipal Derivatives. On October 21, 2008 most of the defendants filed motions to dismiss the consolidated amended complaint. The District Judge granted the motions by order dated April 29, 2009, but allowed plaintiffs leave to file a second amended complaint within 20 days of the order. Plaintiffs filed a Second Consolidated Amended Class Action Complaint on June 18, 2009, but did not include the Company or any subsidiaries as a defendant. In addition, the Company and three subsidiaries of the Company were named in eleven individual (i.e., non-class) actions filed by various municipalities or other local government bodies in California state courts. The Defendants removed those cases to federal court and the cases were then transferred to the Southern District of New York by the Judicial Panel on Multidistrict Litigation. On February 9, 2010, the Company and subsidiaries filed a motion to dismiss all eleven actions and intends to vigorously defend them.

In August 2005, plaintiffs in a proposed class action (the “Class Action”) that was consolidated into a multidistrict litigation in the United States District Court for the District of New Jersey, captioned In re Brokerage Antitrust Litigation, MDL No. 1663, Civil Action No. 04-5184 (the “MDL”), filed a consolidated amended complaint (the “Amended Complaint”), which named as new defendants approximately 30 entities, including Greenwich Insurance Company, Indian Harbor Insurance Company and XL Capital Ltd. In the MDL, the Class Action plaintiffs asserted various claims purportedly on behalf of a class of commercial insureds against approximately 113 insurance companies and insurance brokers through which the named plaintiffs allegedly purchased insurance. The Amended Complaint alleged that the defendant insurance companies and insurance brokers conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements and asserted statutory claims under the Sherman Act, various state antitrust laws and the Racketeer Influenced and Corrupt Organizations Act (“RICO”), as well as common law claims alleging breach of fiduciary duty, aiding and abetting a breach of fiduciary duty and unjust enrichment. By Opinion and Order dated August 31, 2007, the Court dismissed the Sherman Act claims with prejudice and, by Opinion and Order dated September 28, 2007, the Court dismissed the RICO claims with prejudice. The plaintiffs then appealed both Orders to the U.S. Court of Appeals for the Third Circuit. Oral argument before the appellate court was held on April 21, 2009. In accordance with the Third Circuit’s April 23, 2009 directive, the parties submitted on May 13, 2009 their respective supplemental letter briefs addressing a question raised by the Court. The appeal remains pending.

Various XL entities have been named as defendants in three of the many tag-along actions that have been consolidated into the MDL for pretrial purposes. The complaints in these tag-along actions make allegations similar to those made in the Amended Complaint but do not purport to be class actions. On April 4, 2006, a tag-along complaint was filed in the U.S. District Court for the Northern District of Georgia on behalf of New Cingular Wireless Headquarters LLC and several other corporations against approximately 100 defendants, including Greenwich Insurance Company, XL Specialty Insurance Company, XL Insurance America, Inc., XL Insurance Company Limited, Lloyd’s syndicates 861, 588 and 1209 and XL Capital Ltd.. On or about May 21, 2007, a tag-along complaint was filed in the U.S. District Court for the District of New Jersey on behalf of Henley Management Company, Big Bear Properties, Inc., Northbrook Properties, Inc., RCK Properties, Inc., Kitchens, Inc., Aberfeldy LP and Payroll and Insurance Group, Inc. against multiple defendants, including “XL Winterthur International.” On October 12, 2007, a complaint in a third tag-along action was filed in the U.S. District Court for the Northern District of Georgia by Sears, Roebuck & Co., Sears Holdings Corporation, Kmart Corporation and Lands’ End Inc. against many named defendants including X.L. America, Inc., XL Insurance America, Inc., XL Specialty Insurance Company and XL Insurance (Bermuda) Ltd. The three tag-along actions are currently stayed. The Judge presiding over the MDL has set a conference for March 2, 2010 to review whether he should suggest to the Judicial Panel on Multidistrict Litigation that the remaining tag-along actions be remanded to the respective courts in which they were originally filed.

Three purported class actions on behalf of shareholders of Syncora have been filed in the Southern District of New York against the Company and one of its subsidiaries (collectively “XL”), Syncora, four Syncora officers, and various underwriters of Syncora securities. The Judge ordered that these be consolidated. The consolidated amended complaint, filed in August 2008, alleges violations of the Securities Act of 1933 arising out of the secondary public offering of Syncora common shares held by XL on June 6, 2007 and sales/exchanges by Syncora of certain preferred shares as well as under the Securities Exchange Act of 1934 arising out of trading in Syncora securities during the asserted class period of March 15, 2007 to March 17, 2008. The principal allegations are that Syncora failed to appropriately and timely disclose its exposures under certain derivative contracts and insurance of tranches of structured securities. XL is named as a party that “controlled” Syncora during the relevant time period. In October 2008, XL and other defendants filed motions to dismiss the consolidated amended complaint, which motions have been fully briefed. The Company intends to vigorously defend these actions.

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

The Company is subject to litigation and arbitration in the normal course of its business. These lawsuits and arbitrations principally involve claims on policies of insurance and contracts of reinsurance and are typical for the Company and for the property and casualty insurance and reinsurance industry in general. Such legal proceedings are considered in connection with the Company’s loss and loss expense reserves. Reserves in varying amounts may or may not be established in respect of particular claims proceedings based on many factors, including the legal merits thereof. In addition to litigation relating to insurance and reinsurance claims, the Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance or reinsurance policies. This category of business litigation typically involves, amongst other things, allegations of underwriting errors or misconduct, employment claims, regulatory activity, shareholder disputes or disputes arising from business ventures. The status of these legal actions is actively monitored by management. The Company believes that the expected ultimate outcome of all outstanding litigation and arbitration will not have a material adverse effect on its consolidated financial condition, operating results and/or cash flow, although an adverse resolution of one or more of these items could have a material adverse effect on the Company’s results of operations in a particular fiscal quarter or year.

Legal actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. For further information in relation to legal proceedings, see Item 8, Note 20 (g) to the Consolidated Financial Statements, “Commitments and Contingencies – Claims and Other Litigation.”

ITEM 4.	RESERVED

Executive Officers of the Company

The table below sets forth the names, ages and titles of the persons who were the executive officers of the Company at February 26, 2010:

Name	Age	Position
Michael S. McGavick	52	Chief Executive Officer and Director
Simon Rich	46	Senior Vice President and Interim Chief Financial Officer (1)
James H. Veghte	53	Executive Vice President and Chief Executive of Reinsurance Operations
David B. Duclos	52	Executive Vice President and Chief Executive of Insurance Operations
Sarah E. Street	47	Executive Vice President and Chief Investment Officer
Kirstin Romann Gould	43	Executive Vice President, General Counsel and Secretary
Susan L. Cross	49	Executive Vice President and Global Chief Actuary
Jacob D. Rosengarten	54	Executive Vice President and Chief Enterprise Risk Officer
Elizabeth L. Reeves	51	Executive Vice President, Chief Human Resources Officer
W. Myron Hendry	61	Executive Vice President and Chief Platform Officer

(1)	During 2009, the Company and its Executive Vice President and Chief Financial Officer, Mr. Brian Nocco, agreed that Mr. Nocco would leave the Company effective December 31, 2009. The Company appointed Simon Rich, Controller since March 2005, to the position of Interim Chief Financial Officer effective January 1, 2010.

Michael S. McGavick, was appointed as Director of the Company in April 2008 and shortly prior to his commencement as the Company’s Chief Executive Officer on May 1, 2008. Previously, Mr. McGavick was President & CEO of the Seattle-based Safeco Corporation from January 2001 to December 2005. Prior to joining Safeco, Mr. McGavick spent six years with the Chicago-based CNA Financial Corporation, where he held various senior executive positions before becoming President and Chief Operating Officer of the company’s largest commercial insurance operating unit. Mr. McGavick’s insurance industry experience also includes two years as Director of the American Insurance Association’s Superfund Improvement Project in Washington D.C. where he became the Association’s lead strategist in working to transform U.S. Superfund environmental laws.

Simon Rich was appointed Interim Chief Financial Officer on January 1, 2010 in addition to his existing role of Senior Vice President and Controller of the Company, a position Mr. Rich has held since the first quarter of 2005. Prior to that Mr Rich held positions as the Finance Director of XL London Market, the Company’s Lloyd’s operations, Chief Financial Officer for the Company’s Global Risk business and Head of Management Information for the Insurance Segment. Before joining XL in 2001, Mr. Rich worked with the financial services practice of PricewaterhouseCoopers in London.

James H. Veghte was appointed Executive Vice President, Chief Executive of Reinsurance Operations in January 2006. Mr. Veghte has served as the Chief Executive Officer of XL Reinsurance America Inc. (XLRA) since 2004, having previously served as Chief Operating Officer of the Company’s reinsurance operations and President, Chief Operating Officer & Chief Underwriting Officer of XL Re Ltd. Additional previously held roles with the Company include President of XL Re Latin America Ltd., Chief Operating Officer of Le Mans Re (now the French branch of XL Re Europe Ltd.), General Manager of XL Re Ltd’s London branch and Executive Vice President and Underwriter of XL Mid Ocean Reinsurance Ltd in

Bermuda. Prior to joining XL, Mr. Veghte was Senior Vice President and Chief Underwriting Officer of Winterthur Reinsurance Corp of America.

David B. Duclos was appointed Executive Vice President, Chief Executive of Insurance Operations in April 2008. From 2006 to his appointment in April 2008, Mr. Duclos was the Chief Operating Officer of the Company’s Insurance Operations and was responsible for product line underwriting, regional management and sales, ceded reinsurance and risk management. From 2004 to 2006, Mr. Duclos served as Executive Vice President of global specialty lines within the Company’s Insurance Operations and in 2003, upon joining the Company, he served as Senior Vice President responsible for U.S. program operations. Prior to joining the Company, Mr. Duclos worked for more than three years at Kemper Insurance Company in various senior level positions. Mr. Duclos began his career with CIGNA Corporation where he spent 21 years in various regional and national management roles in the field and home office.

Sarah E. Street was appointed to the position of Executive Vice President and Chief Investment Officer in October 2006. Ms. Street has also served as the Chief Executive Officer of XL Capital Investment Partners Inc. since April 2001. Prior to joining XL in 2001, Ms. Street held numerous leadership positions at JPMorganChase and its predecessor organizations, working in a number of corporate finance units as well as in the capital markets business of the bank.

Kirstin Romann Gould was appointed to the position of Executive Vice President, General Counsel in September 2007 and this position includes her prior responsibilities as General Counsel, Corporate Affairs and Corporate Secretary. Ms. Gould was previously Executive Vice President, General Counsel, Corporate Affairs from July 2006 to September 2007 and has also served as Chief Corporate Legal Officer from November 2004 to July 2006, and Associate General Counsel from July 2001 to November 2004. Prior to joining the Company in 2000, Ms. Gould was associated with the law firms of Clifford Chance and Dewey Ballantine in New York and London.

Susan L. Cross was appointed to the Company’s senior leadership team in August 2008, serving as Executive Vice President and Global Chief Actuary. Ms. Cross has served as Global Chief Actuary since 2006 and previously was Chief Actuary of the Company’s reinsurance operations from 2004 to 2006 and Chief Actuary of XL Re Bermuda from 2002 to 2004. She also held various actuarial positions in the insurance and reinsurance operations of the Company from 1999 to 2002. Prior to joining the Company, Ms. Cross was Principal and Consulting Actuary at Tillinghast Towers Perrin.

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

Elizabeth L. Reeves was appointed to the Company’s senior leadership team in June 2009, serving as Executive Vice President, Chief Human Resources Officer, where she is responsible for global compensation, employee benefits, employee relations, recruiting, learning, organizational development, performance management, talent development, succession planning, HR information systems and Payroll. Prior to joining the Company, from August 2008 to May 2009 Ms. Reeves served as Senior Vice President and Chief Human Resources Officer at Liz Claiborne, Incorporated. Prior to that, from January 2005 to May 2008 Ms. Reeves served as Senior Vice President of Human Resources at Lincoln Financial Group.

W. Myron Hendry joined the Company’s senior leadership team and was appointed Executive Vice President, Chief Platform Officer in December 2009. Prior to joining the Company, Mr. Hendry served as Business Operations Executive of Bank of America’s Insurance Group, joining there from a merger with Countrywide Insurance Services Group. Prior to the merger, Mr. Hendry served as Managing Director and Chief Operating Officer for Countrywide and prior to this from 2004 to 2006 Mr Hendry served as Senior Vice President, Property and Casualty Services at Safeco. From 1971-2004, Mr. Hendry held various leadership roles with CNA Insurance, with his last assignment being the Senior Vice President of Worldwide Operations.

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

The following table sets forth the high, low and closing sales prices per share of the Company’s Class A ordinary shares per fiscal quarter, as reported on the New York Stock Exchange Composite Tape:

	High	Low	Close
2009:
1st Quarter	$6.44	2.56	5.46
2nd Quarter	12.45	5.20	11.46
3rd Quarter	18.19	10.83	17.46
4th Quarter	19.03	15.78	18.33
2008:
1st Quarter	$52.26	$27.73	$29.55
2nd Quarter	38.30	20.33	20.56
3rd Quarter	23.60	13.50	17.94
4th Quarter	17.94	2.65	3.70

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

The number of record holders of Class A ordinary shares as of December 31, 2009 was 357. This figure does not represent the actual number of beneficial owners of the Company’s Class A ordinary shares because such shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

In 2009, four quarterly dividends were paid at $0.10 per share to all ordinary shareholders of record as of March 13, June 15, September 15 and December 15. In 2008, two quarterly dividends of $0.38 per share were paid to all ordinary shareholders of record as of March 14 and June 13 and two quarterly dividends of $0.19 per share were paid to all ordinary shareholders on record as of September 12 and December 9.

The declaration and payment of future dividends by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, financial condition, business needs, capital and surplus requirements of the Company’s operating subsidiaries and regulatory and contractual restrictions.

As a holding company, the Company’s principal source of income is dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries in which the Company operates, including Bermuda, the U.S. and the U.K., and those of the Society of Lloyd’s, and certain contractual provisions. In addition, if the proposed Redomestication is completed, but shareholders or the Irish High Court do not approve the creation of distributable reserves, the Company will not be able to pay dividends following the Redomestication unless sufficient earnings are generated. See Item 1A, “Risk Factors, Risks Related to Redomestication”, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, Note 26 to the Consolidated Financial Statements, “Statutory Financial Data,” for further discussion.

Information concerning securities authorized for issuance under equity compensation plans appears in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Purchases of Equity Securities by the Issuer and Affiliate Purchases

The following table provides information about purchases by the Company during the quarter ended December 31, 2009 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
October	–	–	–	$375.5 million
November	3,023	$16.41	–	$375.5 million
December	–	–	–	$375.5 million

Total	3,023	$16.41	–	$375.5 million

(1)

All shares were purchased in connection with the vesting of restricted shares granted under the Company’s restricted stock plan. All of these purchases were made in connection with satisfying tax withholding obligations of those employees. These shares were not purchased as part of the Company’s share repurchase program noted below.

(2)

On September 24, 2007, the Board of Directors of the Company approved a share repurchase program, authorizing the Company to repurchase up to $500.0 million of its Class A ordinary shares. During the year ended December 31, 2009, no share repurchases were made under the share repurchase program. As at December 31, 2009, the Company could repurchase $375.5 million of its equity securities under the share repurchase program.

Class A Ordinary Share Performance Graph

Set forth below is a line graph comparing the yearly dollar change in the cumulative total shareholder return, with all dividends reinvested, over a five-year period on the Company’s Class A ordinary shares from December 31, 2004 through December 31, 2009 as compared to the cumulative total return of the Standard & Poor’s 500 Stock Index and the cumulative total return of the Standard & Poor’s Property & Casualty Insurance Index.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data below is based upon the Company’s fiscal year end of December 31. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto presented under Item 8.

	2009	2008	2007	2006	2005
	(U.S. dollars in thousands, except per share amounts)
Income Statement Data:
Net premiums earned	$5,706,840	$6,640,102	$7,205,356	$7,569,518	$9,365,495
Net investment income	1,319,823	1,768,977	2,248,807	1,978,184	1,475,039
Net realized (losses) gains on investments	(921,437)	(962,054)	(603,268)	(116,458)	241,882
Net realized and unrealized (losses) gains on derivative instruments	(33,647)	(73,368)	(55,451)	101,183	28,858
Net income (loss) income from investment fund affiliates (1)	78,867	(277,696)	326,007	269,036	154,844
Fee income and other	43,201	52,158	14,271	31,732	19,297
Net losses and loss expenses incurred (2)	3,168,837	3,962,898	3,841,003	4,201,194	7,434,336
Claims and policy benefits – life operations	677,562	769,004	888,658	807,255	2,510,029
Acquisition costs, operating expenses and foreign exchange gains and losses	1,994,194	1,921,940	2,188,889	2,374,358	2,188,357
Interest expense	216,504	351,800	621,905	552,275	403,849
Extinguishment of debt	–	22,527	–	–	–
Impairment of goodwill	–	989,971	–	–	–
Amortization of intangible assets	1,836	2,968	1,680	2,355	10,752
Income (loss) before non-controlling interests, net income from operating affiliates and income tax expense	134,714	(872,989)	1,593,587	1,895,758	(1,261,908)
Income (loss) from operating affiliates (1)(2)	60,480	(1,458,246)	(1,059,848)	111,670	67,426
Preference share dividends	80,200	78,645	69,514	40,322	40,322
Net income (loss) attributable to ordinary shareholders	206,607	(2,632,458)	206,375	1,722,445	(1,292,298)

	2009	2008	2007	2006	2005
	(U.S. dollars in thousands, except per share amounts)
Per Share Data:
Net income (loss) per ordinary share – basic (3)(7)	$0.61	$(10.94)	$1.14	$9.55	$(9.06)
Net income (loss) per ordinary share – diluted (3)(7)	$0.61	$(10.94)	$1.14	$9.53	$(9.06)
Weighted average ordinary shares outstanding – diluted (3)(7)	340,966	240,657	181,209	180,799	142,649
Cash dividends per ordinary share	$0.40	$1.14	$1.52	$1.52	$2.00
Balance Sheet Data:
Total investments available for sale	$29,307,171	$27,464,510	$36,265,803	$39,350,983	$35,724,439
Cash and cash equivalents	3,643,697	4,353,826	3,880,030	2,223,748	3,693,475
Investments in affiliates.	1,185,604	1,552,789	2,611,149	2,308,781	2,046,721
Unpaid losses and loss expenses recoverable	3,584,028	3,997,722	4,697,471	5,027,772	6,441,522
Premiums receivable.	2,597,602	3,135,985	3,637,452	3,591,238	3,799,041
Total assets	45,579,675	45,648,814	57,762,264	59,308,870	58,454,901
Unpaid losses and loss expenses	20,823,524	21,650,315	23,207,694	22,895,021	23,597,815
Future policy benefit reserves	5,490,119	5,452,865	6,772,042	6,476,057	5,776,318
Unearned premiums	3,651,310	4,217,931	4,681,989	5,652,897	5,388,996
Notes payable and debt	2,451,417	3,189,734	2,868,731	3,368,376	3,412,698
Shareholders’ equity	9,432,417	6,116,831	9,950,561	10,693,287	8,526,200
Fully diluted book value per ordinary share	$24.60	$15.46	$50.29	$53.01	$44.31
Operating Ratios:
Loss and loss expense ratio (4)	61.5%	66.2%	59.8%	62.2%	107.4%
Underwriting expense ratio (5)	32.1%	28.7%	29.0%	27.3%	25.6%
Combined ratio (6)	93.6%	94.9%	88.8%	89.5%	133.0%

(1)

The Company records the income related to alternative fund affiliates on a one month lag and the private investment fund affiliates on a three month lag in order for the Company to meet the accelerated filing deadlines as this is the most current information available at the date of filing. The Company records the income related to operating affiliates on a three month lag.

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

(3)

Effective for the fiscal year beginning January 1, 2009 and for all interim periods within 2009, the Company adopted final authoritative guidance that addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share (“EPS”) pursuant to the two-class method described in EPS guidance. A share-based payment award that contains a non-forfeitable right to receive cash when dividends are paid to ordinary shareholders irrespective of whether that award ultimately vests is considered a participating security as these rights to dividends provide a non-contingent transfer of value to the holder of the share-based payment award. Accordingly, these awards are included in the computation of basic EPS pursuant to the two-class method. Under the terms of the Company’s restricted stock awards, grantees are entitled to receive dividends on the unvested portions of their awards. There is no requirement to return these dividends in the event the unvested awards are forfeited in the future. Accordingly, this guidance had an impact on the Company’s EPS calculations. All prior period EPS data presented has been adjusted retrospectively to conform to the provisions of this guidance. The adoption of this guidance reduced basic loss per ordinary share for fiscal 2008 and fiscal 2005 by $0.08 and $0.08, respectively, and reduced basic earnings per ordinary share by $0.02, and $0.08 for fiscal 2007 and fiscal 2006, respectively, and reduced diluted loss per ordinary share for fiscal 2008 $0.08 and fiscal 2005 by $0.08, respectively, and reduced diluted earnings per ordinary share by $0.01 and $0.07, for fiscal 2007 and fiscal 2006, respectively.

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

(7)

Effective April 1, 2009 the Company adopted final authoritative guidance that addressed the treatment of credit losses on investments. This guidance was not applied retroactively. For additional information see Item 8, Note 2(r) to the Consolidated Financial Statements “Recent Accounting Pronouncements”.

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

Executive Overview

Background

The Company through its subsidiaries, is a global insurance and reinsurance company providing property, casualty and specialty products to industrial, commercial and professional firms, insurance companies and other enterprises on a worldwide basis. The Company operates in markets where it believes its underwriting expertise and financial strength represent a relative advantage.

The Company has grown through acquisitions and development of new business opportunities. Acquisitions included Global Capital Re in 1997, Mid Ocean Limited in 1998, ECS, Inc. and NAC Re Corp. in 1999, Winterthur International in 2001 and Le Mans Re in 2002. All acquisitions were entered into in order to further support the Company’s strategic plan to develop a global platform in insurance and reinsurance. The Company competes as an integrated global business and at December 31, 2009 employed 3,565 employees in 24 countries. For further information in relation to the Company’s Operations, see Item 1, Business.

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

Insurance

Throughout 2009, renewal pricing in the Insurance segment experienced a modest overall increase of 1% across the entire book as compared to a 6% decrease in rates for the same period a year ago. There was overall a steady improvement in pricing throughout the year, resulting in full year increases in specialty lines of 3% and casualty lines of 1% being offset by a decrease of 1 % in property lines while professional lines pricing has been flat. Premium volumes were also negatively impacted by global economic conditions, which drove ratable exposure bases down and reduced mergers and acquisitions activity. The impact of the ratings downgrade by Standard & Poors (“S&P”) in December 2008 affected premiums particularly in certain longer tail lines, but this impact continued to lessen throughout the year as the Company’s financial position improved. The Company exited certain lines of business, non-renewed certain programs, and was exposed to the ongoing efforts of risk managers to reduce concentrations of risk (limits) with all of their insurers. However, retention rates ended the year at just less than 80% for all lines of business with property and casualty lines in the low to mid 80s. In the fourth quarter of 2009 pricing showed continued improvement with a positive aggregate price change of 1.4% with notable positive price changes in professional of 2% and aerospace of 9% offset by a 2% reduction in property rates reflecting the markets recent pricing behavior. For further information on recent rate and renewal activity, see “2010 Underwriting Outlook” below.

The following table provides an analysis of gross premiums written, net premiums written and net premiums earned for the Insurance segment for the last three years ended December 31:

(U.S. dollars in thousands)	2009			2008 (3)			2007 (3)
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Casualty – professional lines	$1,423,756	1,336,541	1,276,005	$1,472,874	$1,351,237	$1,369,668	$1,516,412	$1,376,819	$1,404,567
Casualty – other lines	947,121	570,887	655,126	1,273,016	793,512	822,252	1,342,817	848,919	819,687
Other property	649,592	361,841	426,441	886,418	503,387	471,283	886,321	592,208	587,863
Marine, energy, aviation, and satellite	644,898	516,408	546,806	747,311	604,786	621,774	809,073	623,085	638,162
Other specialty lines (1)	577,804	483,166	634,436	850,404	712,307	660,322	786,074	666,208	582,565
Other (2)	5,257	1,077	12,217	22,736	(22,908)	(11,055)	36,698	27,439	33,416
Structured indemnity	3,460	3,460	8,762	56,155	42,505	62,801	56,871	52,177	50,328

Total	$4,251,888	3,273,380	3,559,793	$5,308,914	$3,984,826	$3,997,045	$5,434,266	$4,186,855	$4,116,588

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, specie, middle markets and excess and surplus lines.

(2)	Other includes credit and surety and other lines.

(3)	Certain reclassifications have been made to conform to current year presentation.

Reinsurance

Across the Reinsurance segment, market conditions during 2009 remained stable but competitive, with the majority of classes experiencing flat rate movement. US property catastrophe margins improved as rates increased by up to 8% on an exposure adjusted basis. Non-US catastrophe rates were generally flat, but there was rate fluctuation in some territories from -5% to +5%. Non-catastrophe property lines of business showed flat rates for the year. Loss activity provided momentum to increase aviation rates by 10% across the sector.

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

The following table provides an analysis of gross premiums written, net premiums written and net premiums earned for the Reinsurance segment for the last three years ended December 31:

(U.S. dollars in thousands)	2009			2008			2007
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Casualty – professional lines	$170,928	$166,903	$196,624	$213,519	$213,498	$247,979	$256,280	$256,327	$273,494
Casualty – other lines	218,778	217,889	257,610	356,723	347,849	425,541	543,251	527,860	602,452
Property catastrophe.	357,267	312,321	312,780	401,740	290,443	305,690	475,540	286,866	264,666
Other property	862,310	553,556	560,379	947,899	602,423	678,504	970,196	677,764	753,278
Marine, energy, aviation, and satellite	89,100	82,393	83,532	119,593	104,346	126,761	150,548	128,942	141,619
Other (1)	156,092	132,322	172,588	220,332	194,237	205,433	239,418	204,845	240,049
Structured indemnity	4,948	4,948	8,433	671	671	3,298	28,261	28,261	26,481

Total	$1,859,423	$1,470,332	$1,591,946	$2,260,477	$1,753,467	$1,993,206	$2,663,494	$2,110,865	$2,302,039

(1)	Other includes credit and surety, whole account contracts and other lines.

The following sets forth potential trends relevant to the Company’s property and casualty operations in 2010:

2010 Underwriting Outlook

Given the challenging economic environment that has been experienced throughout 2008 and 2009 including the downgrade of the financial strength ratings of the Company’s leading insurance and reinsurance subsidiaries by leading rating agencies, the Company shifted focus to those lines of business within its insurance and reinsurance operations that provide the best return on capital. As such, the Company has been highly selective on new business, emphasizing short-tail lines, where applicable, in the Company’s reinsurance operations, exiting other businesses (e.g., Casualty facultative business), non-renewing certain insurance programs, as well as continuing to reduce long-term agreements (within the insurance operations) in order to capture the benefit of hardening markets.

Following the catastrophe activity of 2008, most notably, losses resulting from Hurricanes Ike and Gustav, and more importantly, following severe economic conditions and the impacts of the financial crisis, which reduced the available capital of many property and casualty (re)insurers, market capacity decreased and in conjunction, market pricing across most insurance and reinsurance lines of business began to improve in the early part of 2009. Despite these early improvements, credit spreads narrowed sharply throughout 2009, and the credit markets brought capital back into the market, strengthening balance sheets and putting increased pressure on market pricing. The following is a summary of the January 2010 rate indications and recent renewal activity for each of the Insurance and Reinsurance segments of the Company:

Insurance

With regard to market conditions within the core lines of business within the Insurance segment, fourth quarter 2009 renewals reflected modest improvement in market conditions as premium rates continued to stabilize across several lines of business and certain lines experienced rate increases. Overall, fourth quarter 2009 renewals reflected an aggregate price increase of 1% for the entire book. More specifically, premium rates increased approximately 2% in both the professional and the specie books of business, 1% in both casualty and offshore energy, and over 9% in the Company’s aerospace book of business. Rates in both property and environmental were down in the low single digits.

While the actions taken in 2009 have impacted both gross and net premiums written, the Company’s decision to focus on those lines of business that provide the best return on capital was successfully implemented. In fact, indications from recent underwriting activity highlight that renewals from the Company’s European book, where just less than 50% of the book renews on January 1, were strong across all product lines, particularly casualty, at 88%, and property, at 86%. Pricing based on the January 2010 renewals continued to show rate improvement with an aggregate rate increase of 1% compared to rate declines in January 2009 of minus 2%.

Reinsurance

Across the Reinsurance segment, initial indications, based on January 1, 2010 renewals, points to an increase in renewable premium of 6% with almost half of this increase being driven by recaptured business that was lost at the end of 2008 due to security concerns by customers. The reminder of the increase was through new business opportunities and increased catastrophe capacity in certain regions. However, there was a moderate decrease in premium rates across most major lines of business. Market rates are flat, with softening where loss activity was low in 2009. U.S. and non-U.S. catastrophe exposed property lines experienced rate decreases of approximately 7.5% and 5.0% respectively, while other property lines in the U.S. were generally flat. While U.S. casualty rates, excluding D&O, were down slightly, casualty motor rates in Europe saw increases of up to 10% with rates in other casualty lines remaining flat. In addition, aviation and marine lines of business experienced rate increases of up to 10% whereas rates for the large property risks in Latin America continue to weaken.

Looking ahead for the remainder of 2010, while the reinsurance market remains disciplined, the segment is impacted by the competitive conditions already outlined in the insurance segment above. The reinsurance segment will continue its philosophy of disciplined underwriting and will shrink the portfolio if market conditions do not warrant deploying capital.

Investment Environment

The Company seeks to generate revenue from investment activities through returns on its investment portfolio. The Company’s current investment strategy seeks to support the liabilities arising from the operations of the Company, generate investment income and build book value over the longer term.

During the year ended December 31, 2009, financial market conditions continued to be extremely volatile, characterized by increasing long term global interest rates over the course of the year, combined with deterioration in credit markets early in the year, followed by rallies in credit markets in the latter half of the year. There was also significant quarter-to-quarter volatility during the year. The Company’s results of operations and investment portfolio during the year ended December 31, 2009 were impacted by these trends. Net investment income yields were negatively impacted as a result of lower short-term interest rates, particularly U.S. LIBOR, on floating rate assets, higher allocations to lower yielding government, agency and cash securities as a result of the Company’s derisking efforts, and reduced prevailing yields on reinvestment income. Net realized losses resulted from sales transactions in relation to the Company’s “de-risking” efforts, and other- than-temporary impairment charges relating to the deterioration of future cash flow estimates, particularly in the non-agency RMBS and medium-term notes asset classes. Net unrealized losses for the Company declined as a result of both the mark-to-market impact of the credit rally during the year and the impact of realized losses on the year, offset by the effect of increasing interest rates. For further information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investment Activities”

Claims Environment

The Company’s profitability in any given period is based upon its premium and investment revenues as noted above, less net losses incurred and expenses. Net losses incurred are based upon claims paid and changes to unpaid loss reserves. Unpaid loss reserves are estimated by the Company and include both reported loss reserves and reserves for losses incurred but not reported, or IBNR. The Company’s improved underwriting results for 2009 as compared to 2008 were largely due to minimal large loss activity in 2009 compared to the catastrophe and property risk losses experienced in 2008. In addition, included in the current year incurred losses was $284.7 million of net favorable prior year reserve development in various lines of business within the Company’s Insurance and Reinsurance segments. In contrast, the Company’s lower underwriting results for 2008 as compared to 2007 were largely a reflection of the increase in catastrophe and property risk losses experienced in 2008 offset by net favorable development of prior year’s reserves of $610.7 million. In addition, during 2007 and 2008, claims activity within the D&O and Errors and Omissions (“E&O”) insurance markets overall, rose as a result of an increase in class action lawsuits filed against public companies due to market losses and related stock price depreciation associated with the sub-prime mortgage and credit crisis in the U.S. This sub-prime related claim activity decreased during 2009. Management actively monitors its potential exposure to potential clash events such as sub-prime mortgage developments and gives due consideration to emerging claim trends in determining its loss reserve requirements at each quarter end. For further analysis of this exposure, see “Results of Operations” below.

Results of Operations and Key Financial Measures

The following table presents an analysis of the Company’s net income (loss) attributable to ordinary shareholders and other financial measures (described below) for the years ended December 31, 2009, 2008 and 2007:

(U.S. dollars in thousands, except share and per share amounts)	2009	2008	2007
Net income (loss) attributable to ordinary shareholders	$206,607	$(2,632,458)	$206,375
Earnings (loss) per ordinary share – basic	$0.61	$(10.94)	$1.14
Earnings (loss) per ordinary share – diluted	$0.61	$(10.94)	$1.14
Weighted average number of ordinary shares and ordinary share equivalents – basic	340,612	240,657	180,353
Weighted average number of ordinary shares and ordinary share equivalents – diluted	340,966	240,657	181,209

The following are some of the financial measures management considers important in evaluating the Company’s operating performance in the Company’s property and casualty operations:

(U.S. dollars in thousands, except ratios and per share amounts)	2009	2008	2007
Underwriting profit – property and casualty operations	$327,306	$303,017	$723,939
Combined ratio – property and casualty operations	93.6%	94.9%	88.8%
Net investment income – property and casualty operations (1)	$882,748	$1,174,856	$1,289,554
Book value per ordinary share	$24.64	$15.46	$50.30
Fully diluted book value per ordinary share (2)	$24.60	$15.46	$50.29
Return on average ordinary shareholders’ equity	3.1%	NM*	2.2%

(1)	Net investment income relating to property and casualty operations does not include the net investment income related to the net results from structured products.

(2)

Fully diluted book value per ordinary share, a non GAAP measure, represents book value per ordinary share combined with the impact from dilution of share based compensation including in-the-money stock options at any period end. The Company believes that fully diluted book value per ordinary share is a financial measure important to investors and other interested parties who benefit from having a consistent basis for comparison with other companies within the industry. However, this measure may not be comparable to similarly titled measures used by companies either outside or inside of the insurance industry.

*	NM – Not Meaningful

Key Financial Measures

Underwriting profit – property and casualty operations

One way that the Company evaluates the performance of its insurance and reinsurance operations is the underwriting profit or loss. The Company does not measure performance based on the amount of gross premiums written. Underwriting profit or loss is calculated from premiums earned less net losses incurred and expenses related to underwriting activities. The Company’s underwriting profit in the year ended December 31, 2009 was primarily reflective of the combined ratio discussed below.

Combined ratio – property and casualty operations

The combined ratio for property and casualty operations is used by the Company and many other insurance and reinsurance companies as another measure of underwriting profitability. The combined ratio is calculated from the net losses incurred and underwriting expenses as a ratio of the net premiums earned for the Company’s insurance and reinsurance operations. A combined ratio of less than 100% indicates an underwriting profit and greater than 100% reflects an underwriting loss. The Company’s combined ratio for the year ended December 31, 2009, is slightly lower than the same period in the previous year, primarily as a result of a decrease in the loss and loss expense ratio, partially offset by an increase in the underwriting expense ratio. The loss and loss expense ratio has declined as a result of lower levels of catastrophe losses in both the insurance and reinsurance segments and lower current year professional lines losses in the insurance segment partially offset by larger prior year reserve releases reported in 2008. The increased underwriting expense ratio has been driven largely by increases in operating expenses against lower net premiums earned. Operating expenses increased mainly as a result of the Company’s two restructuring activities as described further below. Going forward, with the two restructuring initiatives now essentially complete, we expect our targeted cost savings will be reflected in a lower 2010 expense ratio.

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

Net investment income – property and casualty and corporate operations

Net investment income related to property and casualty and corporate operations is an important measure that affects the Company’s overall profitability. The largest liability of the Company relates to its unpaid loss reserves, and the Company’s investment portfolio provides liquidity for claims settlements of these reserves as they become due. Thus, a significant part of the investment portfolio is invested in fixed income securities. Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates and credit spreads and changes in overall asset allocation. Net investment income related to property and casualty and corporate operations decreased by $398.6 million during 2009 as compared to same period in the prior year. Overall, portfolio yields have decreased as a result of the impact of declines in U.S. interest rates, and particularly the impact of decreased U.S. Dollar Libor on the Company’s floating rate securities previously supporting the GIC and funding agreement business. In addition, the Company increased its holdings in lower-yielding cash, government and agency RMBS securities in connection with its investment portfolio de-risking efforts as the Company re-aligns its portfolio to one more typical of a P&C portfolio and to increase liquidity.

Net investment income related to property and casualty operations, excluding structured products, decreased by $114.7 million during the year ended December 31, 2008, as compared to 2007. Overall, investment portfolio yields decreased in 2008 as yields earned on investment of cash flows and reinvestment of maturing or sold securities were generally lower than on securities previously held, as prevailing market interest rates, particularly in the U.S., decreased overall during 2008. The investment portfolio mix also changed as a result of the settlement of the GIC and funding agreement liabilities, as the property and casualty operations assumed a number of the floating rate securities previously held in the Company’s Other Financial Lines segment and accordingly, net investment income is more sensitive to changes in short-term interest rates. The Company also increased allocations to lower yielding cash, government and agency RMBS investments.

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

Book value per ordinary share increased by $9.14 in the year ended December 31, 2009 as compared to a decrease of $34.83 during 2008. During 2009, there was a decrease in net unrealized losses of $2.2 billion, net of tax. Although there was significant quarter – to-quarter volatility, in aggregate the impact of tightening credit spreads combined with the benefit from declining interest rates resulted in overall increased book value. Book value was further increased by the issuance of 11,461,080 shares issued at $65.00 per share upon the maturity of the purchase contracts associated with the 7.0% Equity Security Units, as such issuance was accretive to book value. In addition, book value per ordinary share increased as a result of net income attributable to ordinary shareholders of $206.6 million which included a $211.8 million gain associated with the purchase of a portion of the Company’s Redeemable Series C Preference Ordinary Shares.

Book value per ordinary share decreased by $34.83 in the year ended December 31, 2008 as compared to a decrease of $2.72 during 2007. The decrease in 2008 was primarily as a result of the Company’s issuance of Class A ordinary shares issued at a discount to book value (as described below), the Company’s net loss of $2.6 billion during the year ended December 31, 2008 and the increase in net unrealized losses on investments of approximately $2.9 billion, net of tax, during the same period. In addition, book value per ordinary share decreased as a result of unfavorable foreign currency translation adjustments of $472.3 million during the year ended December 31, 2008. In August 2008, the Company issued 143.8 million Class A ordinary shares at a price of $16.00 per share, which was lower than the Company’s book value per ordinary share at the time and thus dilutive. The Company’s net loss of $2.6 billion was mainly due to the impact of the closing of the Master Agreement in August 2008 as described above, the goodwill impairment charge recorded in 2008 of $990.0 million, catastrophe and attritional losses, as well as from net realized losses on investments and losses from investment fund affiliates during the year ended December 31, 2008. The decrease in net unrealized losses on investments of $2.2 billion, net of tax, during the year ended December 31, 2009 was mainly as a result of tightening credit spreads on corporate and structured credit assets and realized losses incurred during the year, offset by increases in prevailing government interest rates.

As noted above, fully diluted book value per ordinary share represents book value per ordinary share combined with the impact from dilution of share based compensation including in-the-money stock options at any period end. Fully diluted book value per ordinary share increased by $9.14 and decreased by $34.83 during the years ended December 31, 2009 and 2008, respectively, as a result of the factors noted above.

Return on average ordinary shareholders’ equity

Return on average ordinary shareholder’s equity (“ROE”) is another financial measure that management considers important in evaluating the Company’s operating performance. ROE is calculated by dividing the net income for any period by the average of the opening and closing ordinary shareholders’ equity. The Company establishes minimum target ROEs for its total operations, segments and lines of business. If the Company’s minimum ROE targets over the longer term are not met with respect to any line of business, the Company seeks to modify and/or exit these lines. In addition, among other factors, the Company’s compensation of its senior officers is dependent on the achievement of the Company’s performance goals to enhance shareholder value as measured by ROE (adjusted for certain items considered to be ‘non-operating’ in nature).

In 2009, ROE was 3.1%, significantly higher than the same period in the prior year when it was negative, mainly as a result of the closing of the Master Agreement in August 2008 as described above. Shareholders’ equity increased over the past twelve months mainly as a result of the decreases in unrealized losses on investments and favorable foreign exchange translation adjustments during this period.

In 2008, ROE was negative, mainly as a result of the impact of the closing of the Master Agreement in August 2008 as described above, the goodwill impairment charge recorded in late 2008, as well as from catastrophe losses, net realized losses on investments and losses from the Company’s investment fund affiliates during the year ended December 31, 2008.

Significant Items Affecting the Results of Operations

The Company’s net income (loss) and other financial measures as shown above for the three years ended December 31, 2009, 2008 and 2007 have been affected by among other things, the following significant items:

1)	impact of credit market movements in 2009, 2008 and 2007 on the Company’s investment portfolio and investment fund affiliates;
2)	impact of the closing of the Master Agreement (discussed below) in August 2008 and the impact in 2007 of the Company’s investment in and relationships with Syncora;
3)	continuing competitive underwriting environment;
4)	net favorable prior year loss development;
5)	impact of increased property risk and catastrophe activity in 2008 and limited property risk catastrophe activity in 2009 and 2007;
6)	goodwill impairment charge recorded in 2008;
7)	redemption of a portion of the Company’s Series C Preference Ordinary Shares;
8)	impact of restructuring and asset impairment charges.

1. Impact of credit market movements in 2009, 2008 and 2007 on the Company’s investment portfolio and investment fund affiliates

During the year ended December 31, 2009, financial market conditions continued to be extremely volatile, characterized by increasing long-term global interest rates over the course of the year, combined with deterioration in credit markets early in the year, followed by rallies in credit markets in the last three quarters of the year. The net impact of the market conditions on the Company’s investment portfolio for the year resulted in a decrease in net unrealized losses on available for sale investments as compared to December 31, 2008 of $2.1 billion. This represents approximately a 4.5% appreciation on average assets for the year ended December 31, 2009.

The following table provides further detail regarding the movements in the global credit markets, as well as in government interest rates using some sample market indices:

	Interest Rate Movement for the year ended December 31, 2009 (1) (‘+’/‘-’ represents increases / decreases in interest rates)	Credit Spread Movement for the year ended December 31, 2009 (2) (‘-’ represents tightening of credit spreads)
United States	+ 114 basis points (5 year Treasury)	- 453 basis points (US Corporate A rated)
	- 117 basis points (3 month LIBOR)	- 151 basis points (US Agency RMBS, AAA rated)
- 579 basis points (US CMBS, AAA rated)
United Kingdom	+ 100 basis points (10 year Gilt)	- 185 basis points (UK Corporate, AA rated)
Euro-zone	+ 11 basis points (5 year Bund)	- 265 basis points (Europe Corporate, A rated)

(1)	Source: Bloomberg Finance L.P.

(2)	Source: Merrill Lynch Global Indices.

Net realized losses on investments in the year ended December 31, 2009 totaled $921.4 million, included net realized losses of approximately $812.5 million related to the impairment of certain of the Company’s fixed income, equity and other investments, where the Company determined that there was an other-than- temporary decline in the value of those investments. For further analysis of this, see “Results of Operations” below.

Of the $921.4 million, there was net realized losses of $406.6 million related to credit impairments on structured credit securities. Primarily these represented below investment grade non-Agency RMBS, including those with sub-prime and Alt-A collateral. A further $226.9 million in net realized losses related to impairments of medium term notes backed primarily by investment grade European credit and $160.6 million of impairments related primarily to the intent to sell certain Tier One and Upper Tier Two securities. The remaining impairment during the year was spread across the investment portfolio including equities and other fixed income investments. Consistent with prior years, management continues to evaluate the impairment of the investment portfolio and satisfy itself that the remaining gross unrealized losses are temporary in nature.

2. Impact of the closing of the Master Agreement in August 2008 and the impact in 2007 of the Company’s investment in and relationships with Syncora

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

After the closing of the Master Agreement on August 5, 2008, approximately $64.6 billion of the Company’s total net exposure (which was $65.7 billion as at June 30, 2008) under reinsurance agreements and guarantees with Syncora subsidiaries was eliminated. Pursuant to the terms of the Master Agreement, Syncora is required to use commercially reasonable efforts to commute the agreements that are the subject of the Company’s guarantee of Syncora Guarantee’s obligations under certain financial guarantees issued by Syncora Guarantee to the European Investment Bank (the “EIB Policies”), subject to certain limitations. As at December 31, 2009, the Company’s exposure relating to the EIB Policies (which relate to project finance transactions) was approximately $920.4 million as compared to $955.4 million at December 31, 2008, decreasing mainly due to the strengthening of the U.S. dollar against the currencies of the underlying obligations. As of December 31, 2009, there had been no reported events of default on the underlying obligations. Accordingly, no reserves have been recorded.

The terms of the Master Agreement were agreed in consideration of a number of commercial and economic factors associated with all existing relationships with Syncora, including, but not limited to, a valuation of the consideration for the commuted agreements and any potential future claims there under and the impact of outstanding uncertainty on both the ratings and business operations of the Company. The total value of the consideration noted above of $1.775 billion as well as the eight million ordinary shares of the Company transferred to Syncora valued at $128.0 million, significantly exceeded the carried net liabilities of approximately $490.7 million related to such reinsurances and guarantees. Management considers the execution of the Master Agreement as the event giving rise to the additional liability. As detailed in the table below, the Company recorded a loss of approximately $1.4 billion in respect of the closing of the Master Agreement during the year ended December 31, 2008:

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

3. Continuing competitive underwriting environment

Soft market conditions were experienced across most lines of business throughout 2007, 2008 and 2009, resulting in an overall decrease in gross and net premiums written. For further information in relation to the underwriting environment, including details relating to rates and retention, see “Executive Overview - Underwriting Environment”, above.

4. Net favorable prior year loss development

Net favorable prior year loss development occurs when there is a decrease to loss reserves recorded at the beginning of the year, resulting from actual or reported loss development for prior years that is less than expected loss development. Net prior year adverse loss development occurs when there is an increase to loss reserves recorded at the beginning of the year, resulting from actual or reported loss development for prior years exceeding expected loss development.

The following table presents the net (favorable) adverse prior year loss development of the Company’s loss and loss expense reserves for its property and casualty operations which include the Insurance and Reinsurance segments for each of the years indicated:

(U.S. dollars in millions)	2009	2008	2007
Insurance segment	$(62.9)	$(305.5)	$(158.1)
Reinsurance segment	(221.8)	(305.2)	(267.3)

Total	$(284.7)	$(610.7)	$(425.4)

During 2009, net favorable prior year development totaled $284.7 million in the Company’s property and casualty operations and included net favorable development in the Insurance and Reinsurance segments of $62.9 million and $221.8 million, respectively. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 12 to the Consolidated Financial Statements, “Losses and Loss Expenses”, for further information regarding the developments in prior year loss reserve estimates for each of the years indicated within each of the Company’s operating segments.

5. Impact of increased property risk and catastrophe activity in 2008 and limited property risk and catastrophe activity in 2009 and 2007

Current year net losses in 2009 decreased by $794.1 million over 2008, primarily due to lower levels of large property risk and catastrophe losses occurring in the current year as compared to 2008. On September 1, 2008, Hurricane Gustav hit the Louisiana coast of the U.S. as a Category 2 hurricane, causing considerable damage to insured property and loss of life. On September 13, 2008, Hurricane Ike made landfall near Galveston, Texas as a strong Category 2 hurricane, causing significantly more damage and loss of life than Hurricane Gustav. Hurricane Ike was the third costliest hurricane to ever make landfall in the U.S. In 2008, the Company incurred losses, net of reinsurance recoveries and reinstatement premiums, of $22.5 million and $210.0 million related to Hurricanes Gustav and Ike, respectively. In addition to natural peril catastrophes, there was also an increase in large property risk losses globally during 2008 that contributed to higher loss ratios in both the Insurance and Reinsurance segments.

Overall, 2009 and 2007 experienced a lower number of natural catastrophes as compared to 2008. In 2009, natural catastrophes included Hailstorm Wolfgang, Japanese earthquake, Windstorm Klaus, Typhoon Ketsana, Asian earthquake and tsunami and Australian wildfires. In 2007, six hurricanes formed in the Atlantic region including two Category 5 hurricanes, while other natural catastrophes in 2007 included European windstorms Kyrill and Per/Hanno, California wildfires, floods in the U.K. and Mexico, the Peruvian earthquake and five hurricanes in the Eastern Pacific region.

6. Goodwill impairment charge recorded in 2008

Due to the financial market and economic events that occurred in the fourth quarter of fiscal 2008, the Company performed an interim impairment test for goodwill subsequent to its annual testing date of June 30. The interim impairment test resulted in a non-cash goodwill impairment charge of $990.0 million. The charge relates primarily to certain reinsurance unit goodwill associated with the merger of Mid Ocean Limited (“Mid Ocean”) in 1998. The fair value of the Mid Ocean reporting unit was calculated using the methodologies as described within “Critical Accounting Policies and Estimates” below, and by comparison with similar companies using their publicly traded price multiples as the basis for valuation. For further information, see Item 8, Note 7 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets,” and see further discussion under “Critical Accounting Policies and Estimates”.

7. Redemption of a portion of the Company’s Series C Preference Ordinary Shares

On March 26, 2009, the Company completed a cash tender offer for its outstanding Series C Preference Ordinary Shares that resulted in approximately 12.7 million Series C Preference Ordinary Shares with a liquidation value of $317.3 million being purchased by the Company for approximately $104.7 million plus accrued and unpaid dividends, combined with professional fees totaling $0.8 million. As a result, a book value gain to ordinary shareholders equity of approximately $211.8 million was recorded.

Subsequent to December 31, 2009 the Company repurchased 4.4 million Series C Preference Ordinary Shares with a liquidation value of $110.8 million for approximately $94.2 million.

8. Restructuring and asset impairment charges

During the third quarter of 2008 and the first quarter of 2009, expense reduction initiatives were implemented in order to reduce the Company’s operating expenses. The goal of these initiatives was to achieve enhanced efficiency and an overall reduction in operating expenses by streamlining processes across all geographic locations, with a primary emphasis on corporate functions. To date, this has been achieved through reductions in redundancies, increased outsourcing and the cessation of certain projects and activities. Charges have been recognized and accrued as restructuring and asset impairment charges and allocated to the Company’s reportable segments in accordance with authoritative guidance over accounting for costs associated with exit or disposal activities and guidance over accounting for the impairment or disposal of long-lived assets. Other costs that do not meet the criteria for accrual are being expensed as restructuring charges as they are incurred. Restructuring charges relate mainly to employee termination benefits as well as costs associated with ceasing to use certain leased property accounted for as operating leases. Asset impairment charges relate primarily to the write-off of certain IT system and equipment costs previously capitalized. The Company recognizes an asset impairment charge when net proceeds expected from disposition of an asset are less than the carrying value of the asset and reduces the carrying amount of the asset to its estimated fair value. For the years ended December 31, 2009 and 2008 costs incurred in relation to the restructuring and asset impairment charges noted above are $81.5 million and $50.8 million, respectively. These charges have been recorded in the Company’s income statement under “Operating Expenses”. See Item 8, Note 5 to the Consolidated Financial Statements, “Restructuring and Asset Impairment Charges”, for further information regarding the actual and expected costs for each of the years indicated within each of the Company’s operating segments.

Other Key Focuses of Management

Throughout the latter part of 2008 and 2009 and into 2010, the Company remains focused on, among other things, simplifying the Company’s business model to focus on core property and casualty business and enhancing its enterprise risk management capabilities. Details relating to these initiatives are highlighted below.

Simplify the Company’s Business Model and Enhance Risk Management

In relation to this top management priority, certain initiatives that have taken place or are underway include the following:

•

Focus on P&C Businesses: As previously announced, the Company is focusing on those lines of business within its Insurance and Reinsurance segments that provide the best return on capital. As such, the Company will continue to be highly selective on new business, emphasize short-tail lines, where applicable, in the Company’s Reinsurance segment, exit other businesses (e.g., Casualty facultative business), non-renew certain insurance programs. In addition, in December 2008 the Company completed a strategic review of its Life reinsurance business. In connection therewith, the Company announced that it sold renewal rights to a portion of its European life, accident and health reinsurance business, a relatively small block of business, and it will run-off its existing book of U.K. and Irish life and annuity business. In addition, during December 2009, the Company sold its U.S. life reinsurance business.

•

Enterprise Risk Management: The Company is focused on enhancing its risk management capabilities throughout all facets of its operations. This initiative is led by the Company’s Chief Enterprise Risk Officer (“CERO”) and is supported by, among others, the Company’s ERC comprised of the most senior risk management executives of the Company. The ERM Committee will continue to assist with the efficient identification, assessment, monitoring and reporting of key risks across the Company. See Item 1, “Business – Enterprise Risk Management” for further information.

•

Simplify P&C Investment Portfolio: The Company has continued to reposition the Company’s P&C investment portfolio to one that supports a P&C focused operation so that a) book value volatility, particularly related to credit spreads arising from the investment portfolio, is reduced, b) a reduction in lower rated corporate securities and financial issuers is achieved, c) exposure to commercial mortgage-backed securities (“CMBS”) is reduced and d) a reduction in asset classes such as sub-prime, Alt-A and Core collateralized debt obligations (“CDO”s) previously supporting the guaranteed investment contract and funding agreement businesses is achieved.

The Company estimates that its derisking efforts within the P&C investment portfolio are now approximately 80% complete in terms of the potential mark-to-market that would arise from a repeat of the credit crisis of January 2007 to March 2009. The estimated mark to market represents estimated modeled portfolio level results, rather than individual security level results. Although the actual P&C investment portfolio lost approximately $4.0 billion of mark to market over this period, it is estimated that the P&C investment portfolio, as structured at December 31, 2009, would have lost $1.6 billion over this period. The Company’s target P&C SAA benchmark would have lost approximately $1.0 billion over the same period. As a result of this progress, the Company will now focus on optimizing the P&C investment portfolio, as compared to its previous focus on pure de-risking. Accordingly, the remaining positions in legacy asset classes such as Agency RMBS and

Core CDO’s are most likely to be reduced through natural bond maturities and opportunistic sales based on underlying fundamentals and economics.

In conjunction with its risk reduction exercise, management executed targeted sales of certain assets and completed the sales of $1.5 billion of assets associated with the restructuring charge announced in the fourth quarter of 2008. The sales concentrated in certain holdings within the Company’s BBB and lower corporate, CMBS, equity and consumer ABS portfolios.

Consistent with this strategy, management continued the process of reducing risk in the investment portfolio during 2009. As a result of these sales, and additional derisking steps executed over the course of 2009, the Company reduced its exposures to more volatile asset classes.

•

Management reduced the aggregate CMBS and non-Agency US RMBS (includes sub-prime, Alt-A, second lien, ABS CDO’s, and Prime assets) portfolio holdings significantly, through maturities and paydowns and certain opportunistic sales by $2.2 billion during 2009 ($4.6 billion cumulatively since 2008), in particular $1.4 billion in the CMBS portfolio. As well, the aggregate corporate portfolio was reduced by $1.8 billion during 2009 ($2.9 billion cumulatively since 2008).

•

The Company reduced its exposure to alternative investments by approximately $0.4 billion during 2009 ($1.3 billion cumulatively since 2008), and its exposure to equities by $0.3 billion during 2009 ($0.5 billion cumulatively since the beginning of 2008) in response to adverse market conditions and in regards to the risk reduction exercise ongoing within its investment portfolio.

•

Management further reduced interest rate risk exposure in 2009 by shortening the duration of the investment portfolio supporting the U.S. property and casualty segment operations, excluding structured products by 0.3 years (from 3.2 to 2.9).

•

Cash, government and agency holdings and government backed or guaranteed holdings were increased to approximately $18.9 billion representing approximately 55.8% of the aggregate fixed income portfolio at December 31, 2009 as compared to $13.3 billion or 42% of the portfolio at December 31, 2008.

•	Simplify Life Investment Portfolio: Within its Life operations, management also took measures to reduce exposure to certain more volatile asset classes.

•	Management reduced overall exposure to hybrid bank capital securities by $126.0 million and reinvested those proceeds in higher quality issues.

•	In addition, management also reduced exposure to $51.0 million of other investment grade and below investment grade securities as market opportunities presented.

While the Company seeks to reduce the overall risk within its P&C and Life investment portfolios, it will continue to attempt to balance investment returns against market and credit risks taken. Market risk may arise due to interest rate variability and exposure to foreign denominated currencies, which the Company seeks to manage through asset/liability management, and due to the allocation to non-fixed income assets, including global equity securities and alternative investments, which the Company seeks to manage through diversification. Credit risk arises from investments in fixed income securities and is managed with aggregate and portfolio limits and by establishing minimum credit quality guidelines. The Company guidelines require a minimum Aa3/AA – weighted-average rating for its fixed income portfolio.

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

•

Following the settlement of the purchase contracts associated with the 7.0% ESUs in February 2009, the Company issued 11,461,080 Shares for net proceeds of approximately $743.1 million, which was used to retire the senior notes previously due February 2011 which had a fixed coupon of 5.25% (the “2011 Senior Notes”).

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

Other capital management initiatives undertaken in 2008 and 2009 included the following:

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

•	Subsequent to December 31, 2009 the Company repurchased 4.4 million Series C Preference Ordinary Shares with a liquidation value of $110.8 million for approximately $94.2 million.

Proposed Redomestication to Ireland from The Cayman Islands

On January 12, 2010 the Company announced that it proposes to change the parent holding company’s place of incorporation to Ireland from the Cayman Islands, with the parent holding company to be renamed “XL Group plc”. To effect the redomestication, a new Irish public limited company, XL Group plc, would replace XL Capital Ltd as the ultimate holding company of the XL group of companies, and the Company’s ordinary shareholders would receive one ordinary share of the new Irish company in lieu of each ordinary share of the Company held by them. The Company intends to submit the proposal for redomestication, along with related proposals, to its shareholders and complete the transaction on July 1, 2010. The proposed redomestication will be subject to approval by the Company’s ordinary shareholders and the Grand Court of the Cayman Islands, as well as satisfaction of other conditions. The company has operated in Ireland for most of its corporate history and is very familiar with its regulatory and legal environment. Ireland has strong international relationships as a member of the Organisation for Economic Co- Operation and Development (OECD) and the European Union, a long history of international investment, and long-established commercial relationships, trade agreements and tax treaties with the other European Union member states, the United States and other countries around the world. As a result, the Company believes Ireland offers a stable long-term legal and regulatory environment with the financial sophistication to meet the needs of XL’s global business. The Company does not expect the redomestication will have any material impact on its financial results. The Company will continue to be registered with the U.S. Securities and Exchange Commission (“SEC”) and be subject to SEC reporting requirements. Further, the Company will continue to be subject to the mandates of the Sarbanes-Oxley Act of 2002 and the applicable corporate governance rules of the New York Stock Exchange (“NYSE”), and will continue to report its financial results in U.S. dollars and under U.S. generally accepted accounting principles, in addition to any reporting requirements under Irish law. The Company’s shares will continue to trade on the NYSE under the ticker symbol “XL”.

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

1) Unpaid Loss and Loss Expenses and Unpaid Loss and Loss Expenses Recoverable

As the Company earns premiums for the underwriting risks it assumes, it also establishes an estimate of the expected ultimate losses related to the premium. Loss reserves or unpaid loss and loss expenses are established due to the significant periods of time that may lapse between the occurrence, reporting and settlement of a loss. The process of establishing reserves for unpaid property and casualty claims can be complex and is subject to considerable variability, as it requires the use of informed estimates and judgments. These estimates and judgments are based on numerous factors, and may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current laws change. Loss reserves include:

a) Case reserves – reserves for reported losses and loss expenses that have not yet been settled; and

b) IBNR losses – reserves for incurred but not reported losses or for reported losses over and above the amount of case reserves.

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

With respect to the Company’s insurance operations, the Company is notified of insured losses and records a case reserve for the estimated amount of the settlement, if any. The estimate reflects the judgment of claims personnel based on general reserving practices, the experience and knowledge of such personnel regarding the nature of the specific claim and, where appropriate, advice of legal counsel. Reserves are also established to provide for the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process. With respect to the Company’s reinsurance operations, case reserves for reported claims are generally established based on reports received from ceding companies. Additional case reserves may be established by the Company to reflect the estimated ultimate cost of a loss. The uncertainty in the reserving process for reinsurers is due, in part, to the time lags inherent in reporting from the original claimant to the primary insurer to the reinsurer. As a predominantly broker market reinsurer for both excess-of-loss and proportional contracts, the Company is subject to a potential additional time lag in the receipt of information as the primary insurer reports to the broker who in turn reports to the Company. As of December 31, 2009, the Company did not have any significant backlog related to its processing of assumed reinsurance information.

Since the Company relies on information regarding paid losses, case reserves and IBNR provided by ceding companies in order to assist it in estimating its liability for unpaid losses and LAE, the Company maintains certain procedures in order to help determine the completeness and accuracy of such information. Periodically, management assesses the reporting activities of its ceding companies on the basis of qualitative and quantitative criteria. In addition to conferring with ceding companies or brokers on claims matters, the Company’s claims personnel conduct periodic audits of specific claims and the overall claims procedures of its ceding companies at their offices. The Company relies on its ability to effectively monitor the claims handling and claims reserving practices of ceding companies in order to help establish the proper reinsurance premium for reinsurance agreements and to establish proper loss reserves. Disputes with ceding companies have been rare and generally have been resolved through negotiation.

As noted above, case reserves for the Company’s reinsurance operations are generally established based on reports received from ceding companies. Additional case reserves may be established by the Company to reflect the Company’s estimated ultimate cost of a loss. In addition to information received from ceding companies on reported claims, the Company also utilizes information on the pattern of ceding company loss reporting and loss settlements from previous catastrophic events in order to estimate the Company’s ultimate liability related to catastrophic events such as hurricanes. Commercial catastrophe model analyses and zonal aggregate exposures are utilized to assess potential client loss before and after an event. Initial cedant loss reports are generally obtained shortly after a catastrophic event, with subsequent updates received as new information becomes available. The Company actively requests loss updates from cedants periodically for the first year following an event. The Company’s claim settlement processes also incorporate an update to the total loss reserve at the time a claim payment is made to a ceding company.

While the reliance on loss reports from ceding companies may increase the level of uncertainty associated with the estimation of total loss reserves for property reinsurance relative to direct property insurance, there are several factors which serve to reduce the uncertainty in loss reserve estimates for property reinsurance. First, for large natural catastrophe events, aggregate limits in property catastrophe reinsurance contracts are generally fully exhausted by the loss reserve estimates. Second, as a reinsurer, the

Company has access to information from a broad cross section of the insurance industry. The Company utilizes such information in order to perform consistency checks on the data provided by ceding companies and is able to identify trends in loss reporting and settlement activity and incorporate such information in its estimate of IBNR reserves. Finally, the Company also supplements the loss information received from cedants with loss estimates developed by market share techniques and/or from third party catastrophe models applied to exposure data supplied by cedants.

IBNR reserves represent management’s best estimate, at a given point in time, of the amount in excess of case reserves that is needed for the future settlement and loss adjustment costs associated with claims incurred. It is possible that the ultimate liability may differ materially from these estimates. Because the ultimate amount of unpaid losses and LAE is uncertain, the Company believes that quantitative techniques to estimate these amounts are enhanced by professional and managerial judgment. Management reviews the IBNR estimates produced by the Company’s actuaries and determines its best estimate of the liabilities to record in the Company’s financial statements. The Company considers this single point estimate to be the mean expected outcome.

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

The Company’s actuaries utilize one set of assumptions in determining its single point estimate, which includes actual loss data, loss development factors, loss ratios, reported claim frequency and severity. The actuarial reviews and documentation are completed in accordance with professional actuarial standards with reserves established on a basis consistent with US GAAP. The selected assumptions reflect the actuary’s judgment based on historical data and experience combined with information concerning current underwriting, economic, judicial, regulatory and other influences on ultimate claim settlements.

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

Over time, as a greater number of claims are reported, actuarial estimates of IBNR are based on the BF and loss development techniques. The BF method utilizes actual loss data and the expected patterns of loss emergence, combined with an initial expectation of ultimate losses to determine an estimate of ultimate losses. This method may be appropriate when there is limited actual loss data and a relatively less stable pattern of loss emergence. The chain ladder method utilizes actual loss and expected patterns of loss emergence to determine an estimate of ultimate losses that is independent of the initial expectation of ultimate losses. This method may be appropriate when there is a relatively stable pattern of loss emergence and a relatively larger number of reported claims. Multiple estimates of ultimate losses using a variety of actuarial methods are calculated for each of the Company’s (150+) classes of business for each year of loss experience. The Company’s actuaries look at each class and determine the most appropriate point estimate based on the characteristics of the particular class and other relevant factors, such as historical ultimate loss ratios, the presence of individual large losses, and known occurrences that have not yet resulted in reported losses. Once the Company’s actuaries make their determination of the most appropriate point estimate for each class, this information is aggregated and presented to management for review and approval.

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

Due to the low frequency and high severity nature of some of the business underwritten by the Company, the Company’s reserve estimates are highly dependent on actuarial and management judgment and are therefore uncertain. In property classes, there can be additional uncertainty in loss estimation related to large catastrophe events. With wind events, such as hurricanes, the damage assessment process may take more than a year. The cost of claims is subject to volatility due to supply shortages for construction materials and labor. In the case of earthquakes, the damage assessment process may take several years as buildings are discovered to have structural weaknesses not initially detected. The uncertainty inherent in IBNR reserve estimates is particularly pronounced for casualty coverages, such as excess liability, professional liability coverages, and workers’ compensation, where information emerges relatively slowly over time.

The Company’s three types of property and casualty reserve exposure with the longest tails are:

(1) high layer excess casualty insurance;

(2) casualty reinsurance; and

(3) discontinued asbestos and long-tail environmental business.

Certain aspects of the Company’s casualty operations complicate the actuarial process for establishing reserves. Certain casualty business written by the Company’s insurance operations is high layer excess casualty business, meaning that the Company’s liability attaches after large deductibles including self insurance or insurance from sources other than the Company. The Company commenced writing this type of business in 1986 and issued policies in forms that were different from traditional policies used by the industry at that time. Initially, there was a lack of industry data available for this type of business. Consequently, the basis for establishing loss reserves by the Company for this type of business was largely judgmental and based upon the Company’s own reported loss experience which was used as a basis for determining ultimate losses, and therefore IBNR reserves. Over time, the amount of available historical loss experience data has increased. As a result, the Company has obtained a larger statistical base to assist in establishing reserves for these excess casualty insurance claims.

High layer excess casualty insurance claims typically involve claims relating to (i) a “shock loss” such as an explosion or transportation accident causing severe damage to persons and/or property over a short period of time, (ii) a “non-shock” loss where a large number of claimants are exposed to injurious conditions over a longer period of time, such as exposure to chemicals or pharmaceuticals or (iii) a professional liability loss such as a medical malpractice claim. In each case, these claims are ultimately settled following extensive negotiations and legal proceedings. This process typically takes 5 to 15 years following the date of loss.

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

Discontinued asbestos and long-tail environment business had been previously written by NAC Re Corp. (now known as XL Reinsurance America Inc.), prior to its acquisition by the Company. As at December 31, 2009, total gross unpaid losses and loss expenses in respect of this business represented less than 1% of unpaid losses and loss expenses.

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

The Company’s net unpaid losses and loss expenses relating to the Company’s operating segments at December 31, 2009 and 2008 was as follows:

(U.S. dollars in millions)	December 31, 2009	December 31, 2008
Insurance	$11,128	$11,126
Reinsurance	6,138	6,559

Net unpaid loss and loss expense reserves	$17,266	$17,685

(U.S. dollars in millions)	Net Unpaid Losses and Loss Expenses as at December 31, 2009
	Case Reserves	IBNR Reserves	Total Reserves
Insurance
Casualty – professional lines.	$1,443	2,962	4,405
Casualty – other lines	1,529	2,329	3,858
Property	340	76	416
Marine, energy, aviation, and satellite	578	492	1,070
Other specialty lines (2)	351	582	933
Other (3)	251	138	389
Structured indemnity	(8)	65	57

Total	$4,484	6,644	11,128

Reinsurance
Casualty (4)	$1,723	2,321	4,044
Property catastrophe (1)	111	140	251
Other property	396	417	813
Marine, energy, aviation, and satellite	439	35	474
Other (3)	233	262	495
Structured indemnity	–	61	61

Total	$2,902	3,236	6,138

TOTAL	$7,386	9,880	17,266

(U.S. dollars in millions)	Net Unpaid Losses and Loss Expenses as at December 31, 2008
	Case Reserves	IBNR Reserves	Total Reserves
Insurance
Casualty – professional lines	$1,558	$2,764	$4,322
Casualty – other lines	1,551	2,190	3,741
Property	491	133	624
Marine, energy, aviation, and satellite	635	534	1,169
Other specialty lines (2)	341	500	841
Other (3)	233	146	379
Structured indemnity	(7)	57	50

Total	$4,802	$6,324	$11,126

Reinsurance
Casualty (4)	$1,715	$2,427	$4,142
Property catastrophe (1)	157	148	305
Other property	535	427	962
Marine, energy, aviation, and satellite	443	72	515
Other (3)	256	301	557
Structured indemnity	–	78	78

Total	$3,106	$3,453	$6,559

TOTAL	$7,908	$9,777	$17,685

(1)	Property catastrophe IBNR includes event specific reserves for losses that the Company’s insureds and cedants have informed the Company they expect to incur but have not yet had reported known claims.

(2)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, specie, middle markets and excess and surplus lines.

(3)	Other includes credit and surety, whole account contracts and other lines.

(4)	Within the Reinsurance segment, casualty-other and casualty-professional lines of business are shown in the aggregate.

As noted above, management reviews the IBNR estimates produced by the Company’s actuaries and determines its best estimate of the liabilities to record in the Company’s financial statements. The Company considers this single point estimate to be the mean expected outcome. Management believes that the actuarial methods utilized adequately provide for loss development.

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

The ratio of IBNR to total reserves has increased in recent years due to the growth of casualty and professional business written over that period. The ratio of IBNR to total reserves is higher for more recent years’ business because these immature years have relatively fewer claims reported and, as a result, a higher proportion of claims reserves are based on experience in respect of incurred but not reported losses. As each prior year of business matures and claims become known, the ratio of IBNR to total reserves will typically decline, all other factors remaining constant. Since the Company has experienced premium volume growth in recent years, the ratio of IBNR to total reserves has increased because the Company’s aggregate exposure has become relatively less mature. Conversely, in a situation of declining premium volume, this ratio will typically decline, all other factors remaining constant. The Company writes insurance and reinsurance business in many different lines. Typically, the ratio of IBNR to total reserves is greater for casualty (including professional) lines (which are longer-tail in nature) than for property lines due to the policy forms utilized and timing of loss reporting. In recent years, casualty lines have increased as a proportion of the Company’s business when compared to property lines (which are shorter-tail in nature).

IBNR reserves are calculated by the Company’s actuaries using standard actuarial methodologies as discussed above. Since the year ended December 31, 2003, the Company adopted a methodology that provides a single point reserve estimate separately for each line of business and also a range of possible outcomes across each single point reserve estimate. This is discussed further below.

The following table shows the recorded estimate and the high and low ends of the range of the Company’s net unpaid losses and loss expenses for each of the lines of business noted above at December 31, 2009:

(U.S. dollars in millions)	Net Unpaid Losses and Loss Expenses Recorded as at December 31, 2009	Range of Net Unpaid Losses & Loss Expenses Estimated as at December 31, 2009	Range of Net Unpaid Losses & Loss Expenses Estimated as at December 31, 2009
		High	Low
Insurance
Casualty – professional lines	$4,405	$4,921	$3,913
Casualty – other lines.	3,858	4,344	3,394
Property	416	462	373
Marine, energy, aviation, and satellite.	1,070	1,183	962
Other specialty lines (2)	933	1,020	848
Other (3)	389	448	333

Total (5)	$11,071	$12,071	$10,106

Reinsurance
Casualty (4)	$4,044	$4,446	$3,674
Property catastrophe (1).	251	317	192
Other property	813	915	718
Marine, energy, aviation, and satellite.	474	537	416
Other (3)	495	567	431

Total (5)	$6,077	$6,584	$5,604

Structured Indemnity (5)	$118

Total	$17,266

(1)	Property catastrophe IBNR includes event specific reserves for losses that the Company’s insureds and cedants have informed it they expect to incur but have not yet had reported known claims.

(2)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, and excess and surplus lines.

(3)	Other includes credit and surety, whole account contracts and other lines.

(4)	Within the Reinsurance segment, casualty-other and casualty-professional lines of business are shown in the aggregate.

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

Actual development of recorded reserves as of December 31, 2008 during 2009 was within the estimated reserve range.

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

The Company’s methodology in 2009 for calculating reserve ranges around its single point reserve estimate is consistent with that used in 2008. The Company modeled a statistical distribution of potential reserve outcomes over a one year run-off period for each of the approximately 35 lines of business. In doing so the Company evaluated a number of alternative models, and for each line of business the Company’s actuaries selected the distribution parameters deemed to be most appropriate. Factors affecting this decision included an assessment of the model fit, availability and relevance of data and the impact of changes in business mix. The Company used the modeled statistical distribution to calculate an 80% confidence interval for the potential reserve outcomes over this one year run-off period. The high and low end points of the ranges set forth in the above table are such that there is a 10% modeled probability that the reserve will develop higher than the high point and a 10% modeled probability that the reserve will develop lower than the low point.

The development of a reserve range models the uncertainty of the claim environment as well as the limited predictive power of past loss data. These uncertainties and limitations are not specific to the Company. The ranges represent an estimate of the range of possible outcomes over a one year development period. A range of possible outcomes should not be confused with a range of best estimates. The range of best estimates will generally be much narrower than the range of possible outcomes as it will reflect reasonable actuarial best estimates of the expected reserve.

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

On an annual basis, the Company reviews the correlation assumptions between its various lines of business. Since 2006, the Company has utilized a simplified approach of assigning ratings of low, medium or high to its correlation assumptions for each line of business pairing based on the judgment of the reserving actuaries. This simplified approach has been utilized due to the limited amount of historical experience within its portfolio as well as limited applicable industry data. However, the Company’s actual historical experience and industry data were used to judgmentally select a range of values for the low, medium and high correlations, respectively, of 15%, 30% and 50%. It should be noted that both the Company’s own experience and the industry data exhibit negative correlations in reserve developments between certain lines of business. However, as a measure of prudence in evaluating the reserve ranges, the Company has used a minimum of 15% correlation between any two lines of business. The analysis of correlations and the reflection of potential diversification benefits across lines of business represent another area of uncertainty in the development of estimated reserve ranges.

The Company is not aware of any generally accepted model to perform the reserve range analysis described above. However, other models may be employed to develop these ranges.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segments” below for further discussion on prior year development of loss reserves.

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

The reserving methodology for these annuity portfolio reinsurance contracts is described in the authoritative guidance issued by the FASB for accounting and reporting by insurance for certain long-duration contracts as well as authoritative guidance over realized gains and losses from the sale of investments. These contracts subject the Company to risks arising from policyholder mortality over a period that extends beyond the periods in which premiums are collected. Liabilities for future policy benefit reserves are established in accordance with the provisions of this guidance.

Claims and expenses for individual policies within these annuity reinsurance contracts are projected over the lifetime of the contract to calculate a net present value of future cash flows. Assumptions for each element of the basis (mortality, expenses and interest) are determined at the issue of the contract and these assumptions are locked-in throughout the term of the contract unless a premium deficiency exists. The assumptions are best estimate assumptions plus provisions for adverse deviations on the key risk elements (i.e., mortality and interest). Provisions for adverse deviation are designed to cover reasonable deviations from the best estimate outcome of the contract. As the experience on the contracts emerges, the assumptions are reviewed. This occurs at least annually and includes both an analysis of experience and review of likely future experience. If such review would produce reserves in excess of those currently held then lock-in assumptions will be revised and a loss recognized. During the years ended December 31, 2009, 2008 and 2007, there were no adjustments to the locked-in assumptions for these annuity reinsurance contracts.

The future policy benefit reserves for these annuity portfolio reinsurance contracts amounted to $4.6 billion and $4.4 billion at December 31, 2009 and 2008 respectively. The Company holds the investment assets backing these liabilities. These investments are primarily fixed income securities with maturities that closely match the expected claims settlement profile. A 0.1% decrease in the investment yield assumption would result in approximately a $34 million increase in the value of future claims related to annuity portfolio reinsurance.

As stated above, the future policy benefit reserves include provisions for adverse deviation in excess of best estimate assumptions that amounted to approximately $232 million and $178 million at December 31, 2009 and 2008, respectively. The future policy benefit reserves would only be increased if these provisions for adverse deviation became insufficient in the light of emerging claims experience. The present value of future claims would increase by approximately $19 million if mortality rates were to decrease by 1% in all future years, relative to the reserving assumptions.

The Company also provides reinsurance of disability income protection, for an in-force block of business. The future policy benefit reserves for these contracts amounted to approximately $94 million and $97 million at December 31, 2009 and 2008, respectively. Future policy benefit reserves include the lock-in of assumptions at inception with periodic review against experience. The liabilities relate to in-force blocks of business, comprising underlying insurance policies that provide an income if the policyholder becomes sick or disabled. The liabilities are therefore driven mainly by the rates at which policyholders become sick (where sickness is defined by the policy conditions) and by the rates at which these policyholders recover or die. A 1% increase in the incidence rate would increase the value of future claims by approximately $1.6 million, while a 1% decrease in the termination rate would increase the value of future claims by approximately $3.0 million. While no changes to the locked-in assumptions were made in 2009 or in 2008, following a review of claim termination experience in 2007, the reserving assumptions were revised, resulting in a reduction in income of $10.0 million during the year.

The Company also provides reinsurance of term assurance and critical illness policies written in the U.K., Ireland and the US. The future policy benefit reserves for these contracts amounted to approximately $229 million and $279 million at December 31, 2009 and 2008, respectively. $23 million of this reduction resulted from the sale of the U.S. life reinsurance business, XL Re Life America Inc. $124 million of this reduction resulted from the novation and recapture of a number of U.K. and Irish term assurance and critical illness treaties, which was offset by increases in reserves due to new business, ageing of the portfolio and the weakening of the U.S. dollar against the U.K. Pound Sterling and Euro in 2009. Future policy benefit reserves include the lock-in of assumptions at inception with periodic review against experience. The provisions for adverse deviation in these reserves amounted to approximately $20 million and $25 million at December 31, 2009 and 2008, respectively.

The liabilities relate to in-force blocks of business and to treaties accepting new business through 2009, comprising underlying insurance policies that provide mainly lump sum benefits if the policyholder dies or becomes sick. For term assurance, the liabilities are therefore driven by the rates of mortality and for critical illness cover, the liabilities are driven predominantly by the rates at which policyholders become sick, where sickness is defined by the treaty conditions (i.e., the morbidity rates). A 1% increase in the mortality rate relative to the reserving assumption would increase the value of future claims by approximately $2.0 million, and a 1% increase in the morbidity rate would increase the value of future claims by approximately $1.2 million.

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

The Company also provided reinsurance of a block of U.S. based term assurance, which was novated to the Company from an insurance affiliate in December 2002. The future policy benefit reserves for these contracts amounted to approximately $259 million and $254 million at December 31, 2009 and 2008, respectively. Future policy benefit reserves are established in accordance with the provisions of general authoritative guidance on accounting for insurance enterprises, including the lock-in of assumptions at inception with periodic review against experience.

The liabilities relate to in-force blocks of business, which are comprised of underlying insurance policies that provide mainly lump sum benefits if the policyholder dies. The liabilities are therefore driven by the rates of mortality, and a 1% increase in the mortality rate relative to the reserving assumption would increase the value of future claims by approximately $9 million. The liabilities are also affected by lapse experience, and a 1% decrease in lapse rates relative to the reserving assumption would increase the reserve by approximately $1.5 million. While no changes to the locked-in assumptions were made in 2009 or in 2008, following a review of mortality and lapse experience in 2007, the locked-in assumptions were revised, resulting in a reduction in income of $25.4 million during the year.

For further information see Item 8, Note 15 to the Consolidated Financial Statements, “Future Policy Benefit Reserves.”

3) Derivative Instruments

With regards to derivative instruments, the Company conducts activities mainly in investment-related derivative instruments, which may include credit derivatives. In addition, outside of the Company’s investment portfolio, the Company previously wrote credit derivatives. The estimate of fair value for credit derivatives requires management’s judgment. This is discussed below:

a) Credit Derivatives

The Company held credit derivative exposures through a limited number of contracts written as part of the Company’s previous financial lines businesses, and through the Company’s prior reinsurance agreements with Syncora, as described below. Following the secondary sale of Syncora common shares, the Company retained some credit derivative exposures written by Syncora and certain of its subsidiaries through reinsurance agreements that had certain derivatives exposures embedded within them. The change in value of the derivative portion of the financial guarantee reinsurance agreements the Company had with Syncora was included in “Net (loss) income from operating affiliates.” Following the closing of the Master Agreement during August 2008, as described in Item 8, Note 4, to the Consolidated Financial Statements “Syncora Holdings Ltd.” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which terminated certain reinsurance and other agreements, these credit derivative exposures were eliminated by virtue of the commutation of the relevant reinsurance agreements.

As of December 31, 2009 and 2008 the remaining credit derivative exposures outside of the Company’s investment portfolio consisted of 2 and 23 contracts, respectively, written by the Company that provide credit protection on senior tranches of structured finance transactions with total insured contractual payments outstanding of $271.7 million ($244.9 million principal and $26.8 million interest), and $639.5 million ($499.5 million principal and $140.0 million of interest), weighted average contractual term to maturity of 6.0 years and 5.7 years, a total liability recorded of $18.4 million and $28.6 million, respectively, and an average rating of AA underlying obligations at each of December 31, 2009 and December 31, 2008. As of December 31, 2009, there were no reported events of default on the underlying obligations. Credit derivatives are recorded at fair value, which is determined using either models developed by the Company or third party prices and are dependent upon a number of factors, including changes in interest rates, future default rates, credit spreads, changes in credit quality, future expected recovery rates and other market factors. The change resulting from movements in credit and credit quality spreads is unrealized as the credit derivatives are not traded to realize this resultant value.

See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” for sensitivity analysis and Item 8, Note 17 to the Consolidated Financial Statements, “Derivative Instruments.”

4) Other Than Temporary Declines in Investments (“OTTI”)

The Company’s process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors. These primary factors include (i) an analysis of the liquidity, business prospects and financial condition of the issuer including consideration of credit ratings, (ii) the significance of the decline, (iii) an analysis of the collateral structure and other credit support, as applicable, of the securities in question, and (iv), for debt securities, whether the Company intends to sell such securities. In addition, the authoritative guidance requires that OTTI for certain asset backed and mortgage backed securities are recognized if the fair value of the security is less than its discounted cash flow value and there has been a decrease in the present value of the expected cash flows since the last reporting period. Where the Company’s analysis of the above factors results in the Company’s conclusion that declines in fair values are other than temporary, the cost of the security is written down to discounted cash flow and the previously unrealized loss is therefore realized in the period such determination is made.

As mentioned above, the Company considers whether it has an intent to sell a debt security before the value recovers as part of the process of evaluating whether a security’s unrealized loss represents an other than temporary decline. However, this factor on its own does not dictate whether or not the Company recognizes an impairment charge. The Company’s belief that it will not be more likely than not required to sell securities is supported by positive and sufficient cash flow from its operations and from maturities within its investment portfolio in order to meet its claims payment obligations arising from its underwriting operations without selling such investments.

There are risks and uncertainties associated with determining whether declines in the fair value of investments are other than temporary. These include subsequent significant changes in general economic conditions as well as specific business conditions affecting particular issuers, the Company’s liability profile, subjective assessment of issue-specific factors (seniority of claims, collateral value, etc.), future financial market effects, stability of foreign governments and economies, future rating agency actions and significant disclosure of accounting, fraud or corporate governance issues that may adversely affect certain investments. In addition, significant assumptions and management judgment are involved in determining if the decline is other than temporary. If management determines that a decline in fair value is temporary, then a security’s value is not written down at that time. However, there are potential effects upon the Company’s future earnings and financial position should management later conclude that some of the current declines in the fair value of the investments are other than temporary declines. See “Investment Activities” hereinfor further information on other than temporary declines in the value of investments and unrealized loss on investments.

Key Assumptions used in determination of credit losses related to fixed maturities

The Company reviews, on a quarterly basis, the entirety of its investment portfolio in a gross unrealized loss position to assess whether it believes a credit loss, relative to the current amortized cost of the security, exists. The Company utilizes specific screening criteria to identify securities at risk for a credit loss, and if any of these conditions exists, subject the individual security to a detailed review to determine if a credit loss exists. The screening criteria used by the Company include the absolute degree of impairment of the security as a percentage of amortized cost, the credit rating of the security, the market yield-to-maturity of the security, and any securities that have previously been identified as impaired due to credit losses and thus are at elevated risk of further impairments. In addition, on a quarterly basis, the Company reviews any current market developments and identifies if there are new issues that may adversely impact the Company’s investment portfolio, and reviews any impacted holdings.

Credit loss methodology – structured credit

Credit loss on structured credit securities is determined through a comparison of the security’s discounted cash flow to the amortized cost of the security. To the extent that the discounted cash flow is estimated to be lower than the amortized cost of the security, the security is impaired to the discounted cash flow value of all security cash flows, including both coupon and principal repayment, discounted at the original security coupon, or for certain securities, the rate which represents the current yield of the securities.

The Company, in conjunction with its third-party investment management service providers, makes significant assumptions in its impairment analysis with regards to the following specific asset classes. These assumptions are as at December 31, 2009 and are subject to changes in both economic fundamentals and management’s estimates in future periods.

(1) Non-Agency RMBS

The Company utilizes assumptions specific to its individual holdings and accordingly individual assumptions will differ on a security by security basis depending on the quality of the collateral and the performance of the underlying pools. In general, the Company projects that future defaults will develop based on the performance of the underlying collateral, measured by the number of loans currently in arrears.

Loans > 30 days in arrears	50% will ultimately default
Loans 30-60 days in arrears	60% will ultimately default
Loans 30-90 days in arrears	75% will ultimately default
Loans in foreclosure	100% default rate
Bank held	75% default rate

The Company estimates that the cumulative losses on the mortgage structures it owns will vary depending on the vintage and collateral of the underlying loans in the holdings. Cumulative deal loss expectations are projected based on the number of loans expected to take a loss and the severity of loss upon default. Loan loss severities depend on the borrower, geographic location and loan to value characteristics of the underlying collateral. The Company estimates that loss severities will range from 40-60% for sub prime and Alt-A loans and 10-20% for Prime loans. These cumulative losses results are then compared to the level of subordination within the Company’s holdings to measure if impairment exists.

	Vintage
	2007	2006	2005	2004
2nd Lien	75%	55%	30%	15%
Alt-A – non option ARM	30%	25%	14%	6%
Alt-A Option ARM	39%	33%	19%	10%
Prime	12%	10%	6%	2%
Subprime.	47%	40%	23%	12%

(2) Core CDOs

The Company utilizes a scenario based approach to reviewing the majority of its CDO portfolio, which consists primarily of collateralized loan obligations. The five significant scenarios utilized in the model consist of:

¡	2 base cases assuming asset defaults are equivalent to either the expected corporate default probabilities, or the cumulative default rates for similar time frames from the period of 1983 to 2008

¡

Optimistic/pessimistic cases assuming assets have a default rate equivalent to 1 rating notch higher/lower than their current rating and if on positive/negative watch then 2 notches higher/lower than their current rating

¡	A market implied scenario based on the current asset market price, assuming that lower priced loans have a higher default rate

The weighted scenario of the five scenarios above is used for the determination of a potential impairment. If losses are forecast to be below the subordination level for the tranche of holding held by the Company, the security is determined not to be impaired. The weighting between these scenarios varies over time depending on market conditions, but the weighting used for the year-end 2009 evaluation consisted of 45% to the base cases noted above, 0% to the optimistic case, 25% to the pessimistic case, and 30% to the market implied case. For the non-CLO portion of the core CDO portfolio, the Company utilizes specific default scenarios related to the particular underlying assets.

(3) Other structured credit assets classes

The remainder of the gross unrealized losses related to the Company’s structured credit portfolio are concentrated in the following significant asset classes:

¡

Agency RMBS, which represent AAA rated holdings backed by either the explicit or implicit guarantee of the U.S. government. The Company considers the risk of loss in these asset classes remote and linked to the overall credit-worthiness of the U.S. government.

¡

CMBS, which are dominated by AAA rated holdings which generally have high levels of credit subordination, are highly diversified and despite recent volatility related to credit spreads, are priced reasonably close to par. The Company reviews these holdings on an individual security basis to the extent they meet the screens noted above, but generally does not believe these securities to have a high risk of credit loss given their high subordination levels.

¡

Other ABS, which is a mix of mostly investment grade credit card, auto and non US ABS structures have risk and performance characteristics unrelated to the US housing market. In cases where these sectors have met Company screens the individual securities are evaluated based on fundamental credit analysis of the underlying structure. Impairments in this category have been limited primarily to securities with inherent extension risk as opposed to risk of default or loss of cash flow.

Credit loss analysis – corporates

Credit losses on corporate securities are generally determined on an individual security basis. The Company reviews the circumstances and conditions associated with its credit issuers, including considering credit rating and forecast operating and financing activities of the issuer, and will make a determination as to whether it believes the issuer is likely to fully meet its contractual principal and interest obligations. To the extent the Company does not believe the issuers will meet these obligations, it recognizes a credit loss as the difference between amortized cost and the estimated present value of cash flows expected to be received. The Company reviews the ability to pay at the lowest tier (i.e. most subordinated) of the capital structure at which it holds securities, and to the extent it is satisfied in the performance of the lower tier, concludes that any more senior tiers are also likely to meet obligations.

The company evaluates separately credit losses associated with below investment grade hybrid securities, representing Tier One and Upper Tier Two perpetual preferred securities that have been rated below investment grade by at least one major rating agency. The Company completes a debt-based impairment review, including an analysis of whether these securities are expected to meet their obligations, and whether the issuer has the ability to call these obligations at their call date. In addition, the Company uses an equity-impairment model to evaluate these holdings, including assessing the expected recovery period of the securities, the length of time these securities have been rated below investment grade, and whether alternative ratings were available that indicates these securities remain investment grade, or only slightly below investment grade. In addition, the Company evaluates the likelihood of how various governments have treated the perpetual preferred shareholdings in the event of government intervention in these institutions’ operations or management’s decision to defer calls or coupons.

The Company evaluated the credit losses associated with its medium term notes, which generally represent notes backed primarily by investment grade European credit. The Company evaluates the cash flows expected from the notes over their remaining expected life, including an evaluation of the likelihood of current holdings to meet their principal and interest obligations, and incorporates current reinvestment assumptions on any security maturities or reinvestment of cash flows. These cash flows are discounted at the original yield, adjusted for changes in interest rates for floating rate securities expected from these securities, and to the extent the discounted cash flow value is below the amortized cost, recognizes an impairment charge.

5) Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company had capitalized net operating tax losses of $314.0 million and $317.3 million against which a valuation allowance of $220.7 million and $224.3 million at December 31, 2009 and 2008, respectively, was established. The Company had capitalized realized and unrealized capital losses of approximately $262.4 million and $32.3 million, respectively, against which a valuation allowance of approximately $294.7 million at December 31, 2009 was established. Included within the capitalized realized losses are $168.7 million of losses arising from the sale of investments to a group company, against which a valuation allowance of $168.7 million has been established. The deferral of benefits from tax losses is evaluated based upon management’s estimates of the future profitability of the Company’s taxable entities based on current forecasts, the character of income and the period for which losses may be carried forward. A valuation allowance may have to be established for any portion of a deferred tax asset that management believes will not be realized. Should the future income of these entities fall below expectations, a further valuation allowance would have to be established, which could be significant. In addition, if any further losses are generated by these entities, these losses may not be tax affected.

For further information see “—Other Revenues and Expenses” and Item 8, Note 25 to the Consolidated Financial Statements, “Taxation.”

6) Goodwill and Other Intangible Assets

The Company has recorded goodwill in connection with various acquisitions in prior years. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In accordance with FASB issued final authoritative guidance on goodwill and other intangible assets, the Company tests goodwill for potential impairment annually as of June 30 and between annual tests if an event occurs or circumstances change that may indicate that potential exists for the fair value of a reporting unit to be reduced to a level below its carrying amount. The Company tests for impairment at the reporting unit level in accordance with the authoritative guidance on intangibles and goodwill. For the reinsurance segment, a reporting unit is one level below the business segment, while for insurance, the segment is also the reporting unit. The first step is to identify potential impairment by comparing the estimated fair value of a reporting unit to the estimated book value, including goodwill. The fair value of each reporting unit is derived based upon valuation techniques and assumptions the Company believes market participants would use to value the business and this is then compared to the book value of the business. The Company derives the net book value of its reporting units by estimating the amount of shareholders’ equity required to support the activities of each reporting unit. The estimated fair values of the reporting units are generally determined utilizing methodologies that incorporate price-to-net-tangible-book and price-to-earnings multiples of certain comparable companies, from an operational and economic standpoint. If such estimated fair value, combined with an estimate of an appropriate control premium, indicates a “close call” or potential impairment, further analysis using discounted cash flows is performed. A control premium represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the respective company. If the estimated fair value exceeds the book value, goodwill at the reporting unit level is not deemed to be impaired. If the book value exceeds the estimated fair value, the second step of the process is performed to measure the amount of impairment.

For further detailed information, see Item 8, Note 7 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets.”

7) Reinsurance Premium Estimates

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

At December 31, 2009 and 2008, the amount of premiums receivable related to the Company’s reinsurance operations amounted to $1.8 billion and $1.7 billion, respectively.

A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, are not currently due based on the terms of the underlying contracts. Management reviews the premiums receivable balance at least quarterly and provides a provision for amounts deemed to be uncollectible. The Company recorded a provision for uncollectible premiums receivable related to its reinsurance operations at December 31, 2009 and 2008 of $4.8 million and $19.0 million, respectively.

The amount of proportional and excess of loss reinsurance gross premiums written and gross acquisition expenses recognized by the Company’s reinsurance operations for each line of business for the years ended December 31, 2009, 2008 and 2007 was as follows:

(U.S. dollars in thousands)	December 31, 2009		December 31, 2008		December 31, 2007
	Gross Premiums Written	Gross Acquisition Expenses	Gross Premiums Written	Gross Acquisition Expenses	Gross Premiums Written	Gross Acquisition Expenses
Proportional Contracts:
Casualty – other lines	44,924	12,075	47,791	16,777	133,444	52,062
Casualty – professional lines	41,195	12,652	62,268	20,772	47,361	23,413
Other property	703,219	164,094	745,244	148,066	739,130	201,170
Marine, energy, aviation and satellite	34,636	8,116	32,935	14,101	47,359	14,981
Other (1)	144,116	40,628	197,418	25,339	222,374	37,177

Total Proportional contracts	$968,090	$237,565	$1,085,656	$225,055	$1,189,668	$328,803

(U.S. dollars in thousands)	December 31, 2009		December 31, 2008		December 31, 2007
	Gross Premiums Written	Gross Acquisition Expenses	Gross Premiums Written	Gross Acquisition Expenses	Gross Premiums Written	Gross Acquisition Expenses
Excess of loss Contracts:
Property catastrophe	$357,267	$33,074	$401,740	$30,688	$475,540	$46,621
Casualty – other lines	173,853	34,383	308,932	50,565	409,807	69,133
Casualty – professional lines	129,733	26,241	151,251	29,696	208,919	45,476
Other property	159,091	12,892	202,655	18,096	231,066	21,724
Marine, energy, aviation and satellite	54,463	5,429	86,658	9,191	103,189	11,121
Other (1)	11,978	2,642	22,914	8,792	17,044	2,956
Structured Indemnity	4,948	2,566	671	2,699	28,261	374

Total Excess of loss contracts	$891,333	$117,227	$1,174,821	$149,727	$1,473,826	$197,405

(1)	Other includes credit and surety, whole account contracts and other lines.

Segments

Following a streamlining of the Company’s operating segments in the first quarter of 2009, the Company is organized into three operating segments: Insurance, Reinsurance and Life Operations – in addition to a Corporate segment that includes the general investment and financing operations of the Company.

The Company evaluates the performance of both the Insurance and Reinsurance segments based on underwriting profit and contribution from its Life Operations segment. Other items of revenue and expenditure of the Company are not evaluated at the segment level for reporting purposes. In addition, the Company does not allocate investment assets by segment for its property and casualty (“P&C”) operations. Investment assets related to the Company’s Life Operations and certain structured products included in the Insurance and Reinsurance segments and in Corporate are held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from each of these segments. See Item 8, Note 6 “Segment Information” for a reconciliation of segment data to the Company’s consolidated financial statements.

Income Statement Analysis

Insurance

The following table summarizes the underwriting profit (loss) for the Insurance segment:

(U.S. dollars in thousands)	2009	% Change 2009 vs 2008	2008	% Change 2008 vs 2007	2007
Gross premiums written	$4,251,888	(19.9)%	$5,308,914	(2.3)%	$5,434,266
Net premiums written	3,273,380	(17.9)%	3,984,826	(4.8)%	4,186,855
Net premiums earned	3,559,793	(10.9)%	3,997,045	(2.9)%	4,116,588
Net losses and loss expenses.	2,399,747	(12.2)%	2,733,344	5.3%	2,594,812
Acquisition costs	429,170	(7.7)%	465,044	(3.9)%	484,014
Operating expenses	689,131	0.3%	687,129	0.6%	683,108

Underwriting profit	$41,745	(62.6)%	$111,528	(68.6)%	$354,654
Net results – structured products	$16,660	NM *	$(14,713)	NM *	$(2,480)
Net fee income and other	(14,241)	NM *	(5,072)	NM *	11,812

*	NM – Not Meaningful

Gross and net premiums written decreased by 19.9% and 17.9%, respectively, during the year ended December 31, 2009 as compared to the same period in 2008. The decrease in gross premiums was seen across virtually all lines of business due to a combination of factors including, strategic decisions to exit specific lines of business, poor market and economic conditions, impacts of the S&P downgrade in December 2008 which directly affected retention early in the year and new business opportunities, decreases in insured values, fewer long term agreements which are being renewed on a single year basis and unfavorable foreign exchange rate impacts. Offsetting the overall decrease was growth in professional lines and new business from the Company’s middle market strategy. The renewal pricing has steadily improved throughout 2009 over most lines of business, with an overall modest increase of 1% across the entire book. Retention rates have largely returned to historic levels. The decrease in net premiums written was due to the decrease in gross premiums written noted above partially offset by a reduction in ceded premiums as compared to the same period in 2008. The relative decrease in ceded premium was driven by a shift from proportional to excess of loss treaties partially offset with increased rates in property and environmental lines.

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

Net premiums earned decreased by 10.9% in 2009 as compared to 2008 and by 2.9% in 2008 as compared to 2007. These decreases were primarily a reflection of the overall reduction of net premiums written over the last 12 to 24 months.

The following table presents the ratios for the Insurance segment for each of the last three years ended December 31:

	2009	2008	2007
Loss and loss expense ratio	67.4%	68.4%	63.0%
Underwriting expense ratio	31.4%	28.8%	28.4%

Combined ratio	98.8%	97.2%	91.4%

The loss and loss expense ratio noted above includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year.

The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Insurance segment for the last three years ended December 31:

(U.S. dollars in millions)	2009	2008	2007
Property	$(50.7)	$(106.0)	$(95.0)
Casualty and Professional	(41.0)	(214.1)	(139.1)
Specialty and Other	28.8	9.6	76.0
Structured Indemnity	–	5.0	–

Total	$(62.9)	$(305.5)	$(158.1)

Loss and loss expense ratio excluding prior year development	69.2%	76.0%	66.9%

In addition, the following tables present the prior year (favorable) adverse development of the Company’s gross and net loss and loss expense reserves within the Insurance segment for the last three years ended December 31:

Gross:

(U.S. dollars in millions)	2009	2008	2007
Unpaid losses and loss expense reserves at the beginning of the year	$14,373	$14,856	$14,528
Net (favorable) adverse development of those reserves during the year	(45)	(610)	(178)

Unpaid losses and loss expense reserves re-estimated one year later	$14,328	$14,246	$14,350

Net:

(U.S. dollars in millions)	2009	2008	2007
Unpaid losses and loss expense reserves at the beginning of the year	$11,126	$11,138	$10,608
Net (favorable) adverse development of those reserves during the year	(63)	(305)	(158)

Unpaid losses and loss expense reserves re-estimated one year later	$11,063	$10,833	$10,450

Excluding prior year development, the loss ratio for the year ended December 31, 2009 decreased by 6.8 loss percentage points as compared 2008 due primarily to lower levels of large property risk and catastrophe losses occurring in 2009 combined with the impact of anticipated sub prime and credit related losses in 2008. These decreases were partially offset by increased current year loss ratios in certain casualty lines including US risk management. The remainder of the benefit was attributable to better loss experience on the excess and surplus lines of business as compared to 2008.

Net favorable prior year reserve development of $62.9 million for the year ended December 31, 2009 was mainly attributable to the following:

•

For property lines, net prior year development during the year was $50.7 million favorable largely as a result of a lower than expected level of attritional non-catastrophe claims across older accident years as well as reserve releases in the 2008 European general property portfolio due to lower than expected reported loss activity. Prior year catastrophe loss estimates remained stable.

•

For casualty lines, net prior year development during the year was $29.4 million unfavorable due to reserve strengthening on the European excess lines for accident years 2000-2004, and the recognition of potential excess casualty exposures on the discontinued casualty lines. Offsetting this reserve strengthening were reserve releases from the casualty primary business due to better than expected loss activity from the more recent accident years, and US risk management lines due to greater reliance on actual loss experience over initial target loss ratios.

•

For professional lines, net prior year development was $70.4 million favorable, primarily as a result of lower incurred activity than expected based on the Company’s prior valuation in global D&O lines, primarily for underwriting years 2002 to 2006. This release was partially offset by strengthening of global E&O reserves primarily in the 2000 and 2001 years due to large claims. In addition, there was a reallocation of subprime and related credit crisis reserves from the 2007 to 2008 report year to better reflect the indications of our latest exposure-based reserve analysis for these years.

•

For specialty and other lines, net prior year adverse development was $28.8 million due in part to a deterioration in environmental lines but mainly from discontinued specialty lines, specifically, for surety to reflect our assessment of the potential impact of the economic downturn on ultimate loss activity, the Lloyd’s Accident & Health book where incurred development was higher than implied by the Company’s selected benchmarks and the resulting lengthening of loss reporting patterns, and political risks where there was reserve strengthening on a specific potential claim. Offsetting the adverse development was favorable reserve development on the aerospace and marine and offshore energy lines due to better than expected activity and an update of development assumptions to reflect recent historical experience.

Excluding prior year development, the loss ratio for the year ended December 31, 2008 increased by 9.1 loss percentage points as compared to 2007 with 2.6 points of the loss ratio increase attributable to a higher level of catastrophe losses in the 2008 year, including the impacts of Hurricanes Ike and Gustav, which resulted in net incurred losses in the Company’s Insurance segment of $54.0 million and $10.4 million, respectively, net of reinsurance recoverables and reinstatement premiums. The remainder of the increase in loss ratio was attributable to an increase in loss activity in the property line of business, loss activity anticipated for professional lines related to sub-prime and related credit events, premium adjustments booked in the third and fourth quarters as well as the softening rate environment impacting most lines of business.

Net favorable prior year development of $305.5 million for the year ended December 31, 2008 was mainly attributable to the following:

•

For property and casualty lines, reserve releases in certain casualty lines primarily in 2003 to 2006 accident years due to lower than expected reported loss activity and favorable reserve development in global property lines of business as a result of favorable claim development. In addition, net reserve releases resulted from an agreement with AXA/Winterthur of approximately $80.9 million in the fourth quarter of 2008 in regards to certain reinsurance recoverable balances relating to casualty lines and, to a lesser extent, certain property lines of business.

•	For professional lines, reserve releases in the 2003 to 2006 accident years were largely offset by strengthening of reserves in the 2007 year.

•

For specialty lines, modest reserve strengthening within specialty lines, primarily in the environmental lines of business, as well as strengthening associated with certain structured indemnity contracts.

The increase in the underwriting expense ratio in the year ended December 31, 2009, compared to 2008, was due to an increase in the acquisition expense ratio of 0.5 points (12.1% as compared to 11.6%) combined with an increase in the operating expense ratio of 2.1 points (19.3% as compared to 17.2%). The increase in the acquisition expense ratio was primarily as a result of changes in the mix of business given the decreases in property and casualty lines which carry the lowest levels of acquisition cost. The increase in the operating expense ratio is attributable to the lower level of earned premium combined with the costs associated with the Company’s expense reduction initiatives announced in the third quarter of 2008 and first quarter of 2009 including changes to the Company’s previously communicated operational transformation program and the insurance segments recently announced internal business realignment.

The increase in the underwriting expense ratio in the year ended December 31, 2008, compared to 2007, was due to an increase in the operating expense ratio of 0.6 points (17.2% as compared to 16.6%)

and partially offset by a decrease in the acquisition expense ratio of 0.2 points (11.6% as compared to 11.8%). The increase in the operating expense ratio was mainly as a result of a higher headcount, which increased compensation, increases in professional fees and the impact of employee termination benefits recorded in the latter half of 2008, against lower net premiums earned. The increase in headcount and professional fees both supported new segment initiatives as well as the formation of XL GAPS in late 2007. Offsetting these increases in 2008 were decreases in performance related compensation. The acquisition expense ratio decreased mainly due to a reduction in foreign excise taxes as a result of a decrease in the cession percentage of an internal quota share from 75% to 50%, lower guarantee fund assessments and the impact of changes in the mix of business written.

Fee income decreased in 2009 as compared to 2008 mainly as a result of lower engineering fee income associated with the Company’s loss prevention consulting services business coupled with other expenses in professional lines due to the cost of the National Indemnity facility. Fee income increased in 2008 as compared to 2007 mainly as a result of higher engineering fee revenue associated with XL GAPS.

Net results from structured insurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Net results from these products for the year ended December 31, 2009 increased compared to the same period in 2008 mainly due to an accretion adjustment based on changes in expected cashflows of a structured indemnity contract recorded in 2008, lower operating expenses of this run-off line of business and favorable development in the liability interest rate hedges in place, partially offset by lower net investment income as a result of lower yields combined with a lower average investment asset base. Results from these contracts for the year ended December 31, 2008 decreased compared to the same period in 2007 mainly due to lower net investment income and higher operating expenses, partially offset by lower interest expense. Net investment income decreased as a result of lower yields earned on investment income while operating expenses increased as a result of costs recorded in the latter half of 2008 associated with employee termination benefits relating to the closure of the XLFS business unit as noted above. Interest expense decreased mainly due to negotiated cancellation of certain contracts in 2008 was partially offset by an accretion adjustment recorded during the same period, based on changes in expected cash flows on a structured indemnity contract.

Reinsurance

The following table summarizes the underwriting profit (loss) for this segment:

(U.S. dollars in thousands)	2009	% Change 2009 vs 2008	2008	% Change 2008 vs 2007	2007
Gross premiums written	$1,859,423	(17.7)%	$2,260,477	(15.1)%	$2,663,494
Net premiums written	1,470,332	(16.1)%	1,753,467	(16.9)%	2,110,865
Net premiums earned	1,591,946	(20.1)%	1,993,206	(13.4)%	2,302,039
Net losses and loss expenses	769,090	(37.4)%	1,229,554	(1.2)%	1,244,764
Acquisition costs	346,699	(9.5)%	383,136	(20.5)%	482,024
Operating expenses	190,596	0.8%	189,027	(8.2)%	205,966

Underwriting profit	$285,561	49.1%	$191,489	(48.1)%	$369,285
Net results – structured products	26,374	2.6%	25,694	0.7%	25,520
Fee income and other	6,209	(32.9)%	9,260	NM *	1,698

*	NM – Not meaningful

Gross and net premiums written decreased by 17.7% and 16.1%, respectively, in the year ended December 31, 2009 as compared to the same period in 2008. The decrease in gross premiums written is mainly a result of the Company’s focus on short-tail lines, certain lost renewals and reduced business as a result of the S&P ratings downgrade in December 2008, strategic decisions to exit certain lines of business and unfavorable foreign exchange rate movements. Partially offsetting these decreases were rate increases in certain lines of business including property catastrophe, marine and aviation lines. The decrease in net premiums written was due to the decrease in gross premiums written noted above partially offset by a reduction in ceded premiums as compared to the same period in 2008. This decrease was mainly as a result of the cancellation and non-renewal of Cyrus Re II at December 31, 2008 and a reduction in the ceded premium on the US agricultural program. Cyrus Re II previously assumed a 10% cession of certain lines of property catastrophe reinsurance and retrocession business underwritten by certain operating subsidiaries of the Company.

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

Net premiums earned decreased by 20.1% in 2009 as compared to 2008 and by 13.4% in 2008 as compared to 2007. These decreases were primarily a reflection of the overall reduction of net premiums written over the last three years.

The following table presents the ratios for the Reinsurance segment for the last three years ended December 31:

	2009	2008	2007
Loss and loss expense ratio	48.3%	61.7%	54.1%
Underwriting expense ratio	33.8%	28.7%	29.8%

Combined ratio	82.1%	90.4%	83.9%

The loss and loss expense ratio includes net losses incurred in the reported year and any favorable or adverse prior year development of loss reserves held at the beginning of the year.

The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Reinsurance segment for the last three years ended December 31:

(U.S. dollars in millions)	2009	2008	2007
Property and other short-tail lines	$(142.5)	$(138.4)	$(188.7)
Casualty and other	(80.3)	(166.8)	(87.4)
Structured Indemnity	1.0	–	8.8

Total	$(221.8)	$(305.2)	$(267.3)

Loss and loss expense ratio excluding prior year development	62.2%	77.0%	65.7%

In addition, the following tables present the prior year (favorable) adverse development of the Company’s gross and net loss and loss expense reserves within the Reinsurance segment for the last three years ended December 31:

Gross loss and loss expense reserves:

(U.S. dollars in millions)	2009	2008	2007
Unpaid losses and loss expense reserves at the beginning of the year	$7,278	$8,001	$8,193
Net (favorable) adverse development of those reserves during the year	(257)	(444)	(260)

Unpaid losses and loss expense reserves re-estimated one year later	$7,021	$7,557	$7,933

Net loss and loss expense reserves:

(U.S. dollars in millions)	2009	2008	2007
Unpaid losses and loss expense reserves at the beginning of the year	$6,559	$7,053	$7,138
Net (favorable) adverse development of those reserves during the year	(222)	(305)	(267)

Unpaid losses and loss expense reserves re-estimated one year later	$6,337	$6,748	$6,871

Excluding prior year development, the loss ratio for the year ended December 31, 2009 decreased by 14.8 loss percentage points as compared to an increase in the same period in 2008 with 11.3 loss ratio points attributable primarily to the impact of catastrophe losses occurring in 2008 compared to 2009. Losses related to 2009 catastrophes included Hailstorm Wolfgang, Japan Earthquake, Windstorm Klaus, Typhoon Ketsana, Asian Earthquake/Tsunami and Australian Wildfires. 2008 catastrophes included losses related to Hurricanes Ike & Gustav, Midwest Floods, Windstorm Emma, China Snowstorm, Australian Floods, Greece Earthquake, China Earthquakes and Hailstorm Detmold.

Net favorable prior year reserve development for the Reinsurance segment of $221.8 million for the year ended December 31, 2009 was mainly attributable to the following:

•	Net favorable prior year development of $142.5 million for the short-tailed lines in the year and details of these by specific lines are as follows:

•

$46.2 million in favorable property catastrophe development due to lower than expected loss development, particularly on the 2008 underwriting year and $12.3 million in reserve reductions for several 2005 natural catastrophe events including European floods, windstorm Erwin and California wildfires.

•

$88.8 million in favorable development due primarily to lower than expected claim emergence from underwriting years 2005-2008 in Latin America ($27.5 million), Europe ($21.6 million), Bermuda ($20.6 million) and US ($13.8 million).

•

$7.5 million in marine and aviation lines due to lower than expected claim emergence in the European marine book for underwriting years 2007 and 2008 offset by minimal net reserve increases on the aviation book.

•	Net favorable prior year development of $79.3 million for the long-tailed lines in the year and details of these by specific lines are as follows:

•	$21.0 million in favorable casualty development related primarily to the European General Liability and UK Motor portfolios in underwriting years 2004-2007.

•

$40.7 million in favorable professional development due primarily to US exposures for underwriting years 2002 and prior in addition to professional indemnity exposures for European underwriting years 2006 and prior.

•	$17.6 million in favorable development in non-casualty long tail lines largely in Latin America due to favorable emergence from surety exposures.

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

For the year ended December 31, 2008, net favorable prior year development totaled $305.2 million as explained below.

•	Net favorable prior year development of $138.4 million for the property and other short-tailed lines development were attributable to most business units globally.

•

Net favorable prior year development of $166.8 million for the casualty and other lines in both European and U.S. casualty and professional portfolios as well as reserve releases associated with the reinsurance-to-close relating to the 2005 year of account on certain Lloyd’s sourced business.

The increase in the underwriting expense ratio in the year ended December 31, 2009, as compared to 2008, was due to an increase in both operating expense and acquisition expense ratios to 12.0% and 21.8%, respectively, as compared with 9.5% and 19.2%, in 2008. Despite the marginal increase in operating expenses, there was a disproportionately larger increase in the operating expense ratio due to a greater percentage decrease in net premiums earned. The increase in the acquisition expense ratio relates to changes in the mix of business, increased commissions associated with the U.S. agricultural program as well as increased profit related commissions associated with certain Bermuda-based property catastrophe business.

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

Fee income decreased by $3.1 million during 2009 as compared to 2008 mainly as a result of fees associated with capacity utilization with certain Lloyd’s syndicates in 2008 that were not repeated in 2009. Fee income increased by $7.6 million during 2008 as compared to 2007 mainly as a result of fees associated with capacity utilization with certain Lloyd’s syndicates.

Net results from structured reinsurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Net results from these products for the year ended December 31, 2009 increased slightly compared to the same period in 2008 mainly due to lower operating expenses of this run-off line of business and favorable development in the liability interest rate hedges in place partially offset by lower net investment income as a result of lower yields combined with a lower average investment asset base. Results from these products for the year ended December 31, 2008 increased slightly compared to the same period in 2007 mainly due to lower interest expenses associated with a higher accretion rate recorded in 2007 on certain workers’ compensation coverage partially offset by lower net investment income from lower yields earned on invested assets in 2008 as compared to 2007 combined with the impact of a lower average investment asset base.

Life Operations

As noted above, the Company completed a strategic review of its Life reinsurance business in early 2009. This resulted in the Company selling the renewal rights to a portion of its European life, accident and health reinsurance business, a relatively small block of business, in December 2008, as well as ceasing to write new U.K. and Irish life and annuity business from March 2009. In July 2009, the Company entered into an agreement to sell its U.S. life reinsurance business and this transaction concluded during the fourth quarter of 2009. Business previously written by the Life Operations segment was primarily European life reinsurance and included term assurances, group life, critical illness cover, immediate annuities, disability income cover, and short-term life, accident and health business.

The following table summarizes the contribution from the life segment:

(U.S. dollars in thousands)	2009	% Change 2009 vs 2008	2008	% Change 2008 vs 2007	2007
Gross premiums written	$576,162	(16.6)%	$690,915	(7.0)%	$743,220
Net premiums written	532,852	(18.0)%	649,844	(7.0)%	698,693
Net premiums earned	555,101	(14.6)%	649,851	(7.3)%	701,047
Claims and policy benefits	677,562	(11.9)%	769,004	(13.5)%	888,658
Acquisition costs	77,689	(19.3)%	96,280	5.9%	90,923
Operating expenses	16,009	(51.7)%	33,178	(4.8)%	34,838
Net investment income	332,425	(13.2)%	382,995	(1.9)%	390,227
Net fee income and other	290	(17.1)%	350	(49.9)%	698
Realized and unrealized (losses) on investments	(232,375)	NM *	(40,128)	(18.8)%	(33,770)

Contribution from Life Operations	$(115,819)	NM *	$94,606	NM *	$43,783

*	NM – Not meaningful

The following table is an analysis of the Life Operations gross premiums written, net premiums written and net premiums earned for the last three years ended December 31:

(U.S. dollars in thousands)	2009			2008			2007
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Other Life	$413,831	$400,345	$422,594	$498,387	$492,346	$492,353	$435,415	$427,337	$429,690
Annuity	162,331	132,507	132,507	192,528	157,498	157,498	307,805	271,356	271,357

Total	$576,162	$532,852	$555,101	$690,915	$649,844	$649,851	$743,220	$698,693	$701,047

Gross premiums written relating to total life business decreased by $114.8 million in the year to December 31, 2009 as compared to the same period in 2008 mainly due to $79.7 million of lower renewal premiums associated with the short-term life, accident and health business as the renewal rights for this business were sold in late 2008. In addition, while premium growth of $25.6 million was experienced in the core underlying book of term assurance and critical illness business, unfavorable foreign exchange rate movements of $33.7 million more than offset such growth during the year. Partially offsetting these decreases was premium growth of $3.2 million related to U.S. life business. Gross premiums written relating to annuity business decreased by $30.2 million during the year, mainly due to unfavorable exchange rate movements of $26.5 million. While gross premiums written decreased during the year to December 31, 2009, ceded premiums written increased slightly by $2.2 million mainly as a result of the 100% retrocession ratio of the small amount of short-term life, accident and health business underwritten in the 2009 underwriting year, which occurred as part of the sale of the renewal rights as noted above.

While in 2009 and 2008 the Company’s Life Operations did not assume any new long duration single premium annuity portfolios, gross and net premiums written, net premiums earned and claims and policy benefits in the year ended December 31, 2007 included the assumption of one Irish immediate annuity portfolio bound, for which net premium earned totaled $94.6 million.

The Company acquired cash and investment assets related to the future policy benefit reserves assumed at inception of this large contract.

Gross premiums written relating to other life business increased by $63.0 million in the twelve months ended December 31, 2008 as compared to the same period in 2007 mainly due to premium growth in the core underlying book of term assurance and critical illness business of $47.0 million and premium growth in U.S. business of $25.0 million, partially offset by unfavorable foreign exchange rate movements of $16.0 million. In addition, gross premiums written related to short-term life, accident and health business increased by $7.0 million primarily as a result of favorable foreign exchange rate movements and partially by decreases in gross premiums written associated with soft market conditions experienced in 2008. Gross premiums written relating to annuity business decreased by $115.3 million during the year ended December 31, 2008 as compared to the same period in 2007 mainly due to a single Irish immediate annuity contract totaling $94.6 million written during 2007, unfavorable foreign exchange rate movements of $19.3 million and $1.4 million lower premiums from other annuity business which decreases through time as defined by the treaties. Ceded premiums written were roughly consistent with the prior year.

Net premiums earned in the year ended December 31, 2009 decreased 14.6% as compared to the same period in 2008 and in the year ended December 31, 2008 decreased by 7.3% as compared to the same period in 2007. The decrease in 2009 and 2008 were consistent with the movements in total gross and net premiums written as described above.

Changes in claims and policy benefit reserves were generally consistent with movements in gross and net premiums written. Claims and policy benefit reserves decreased by $91.4 million or 11.9% in the year ended December 31, 2009 as compared to the same period in 2008, primarily as a result of the factors noted above affecting gross and net premiums written. Claims and policy benefit reserves decreased by $119.7 million or 13.5% in the year ended December 31, 2008 as compared to the same period in 2007, primarily as a result of the factors noted above affecting gross and net premiums written, combined with a loss recognition adjustment of $25.4 million recorded in 2007 relating to certain novated blocks of U.S.-based term life mortality reinsurance business and partially offset by higher incurred losses of $11.5 million associated with certain short-term life, accident and health business.

For the twelve months ended December 31, 2009, acquisition costs decreased by 19.3% as compared to the same period in 2008, largely as a result of the lower renewal premiums associated with the short-term life, accident and health business as noted above and favorable foreign exchange rate impacts. Operating expenses decreased by 51.7% in the twelve months ended December 31, 2009 as compared to the same period in the prior year mainly due to lower compensation expenses resulting from lower headcount and lower costs related to acquisition of new business.

Acquisition costs in 2008 increased by 5.9% as compared to the same period in 2007, largely as a result of the growth in regular premium business as noted above and partially offset by a favorable profit commission adjustment associated with the short-term life, accident and health business and favorable foreign exchange rate impacts. Operating expenses decreased by 4.8% in the twelve months ended December 31, 2008 as compared to the same period in the prior year mainly due to lower performance-based compensation expenses and a decrease in professional fees as a result of costs recorded in 2007 related to an actuarial loss reserve review.

Net investment income is included in the calculation of contribution from Life Operations, as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. Net investment income decreased by $50.6 million or 13.2% in the year ended December 31, 2009, as compared to the same period in 2008, primarily as a result of negative foreign exchange rate and yield impacts and partially offset by higher net investment income associated with growth in the average size of the investment asset balances and higher capital allocated to the Life operations. However, it should be noted that, as at December 31, 2009, approximately $0.4 billion of the gross unrealized losses on the Company’s investments related to portfolios of Life Operations investment assets primarily as a result of increases in credit spreads during this period, primarily in the U.K. and Euro-zone, and the long duration of the underlying assets. Refer to “Balance Sheet Analysis” below for further discussion of unrealized losses and gains on investments.

Net investment income decreased by $7.2 million or 1.9% in 2008 as compared to 2007, primarily as a result of negative foreign exchange rate impacts and partially offset by increases in the average size of investment asset balances as a result of putting in more capital.

Syncora

For further information on Syncora, see “Results of Operations” and “Other Revenues and Expenses” within Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, see Item 8, Notes 4 and 10 to the Consolidated Financial Statements, “Syncora Holdings Ltd.” and “Investments in Affiliates”, for further information.

Investment Activities

The following table illustrates the change in net investment income from property and casualty operations, net income (loss) from investment fund affiliates, net realized (losses) on investments, and net realized and unrealized (losses) on investment and other derivative instruments for each of the three years ended December 31:

(U.S. dollars in thousands)	2009	% Change 2009 vs 2008	2008	% Change 2008 vs 2007	2007
Net investment income – property and casualty operations (1)	$882,748	(24.9)%	$1,174,856	(8.9)%	$1,289,554
Net income (loss) from investment fund affiliates (2)	78,867	NM *	(277,696)	NM *	326,007
Net realized (losses) on investments (3)	(921,437)	4.2%	(962,054)	(59.5)%	(603,268)
Net realized and unrealized (losses) on investment and other derivative instruments (4)	(33,647)	54.1%	(73,368)	(32.3)%	(55,451)

(1)	Net investment income relating to property and casualty operations does not include the net investment income related to the net results from structured products.

(2)

The Company records the income related to alternative fund affiliates on a one-month lag and the private investment fund affiliates on a three-month lag in order for the Company to meet the accelerated filing deadlines.

(3)	Results to March 31, 2009 include charges for OTTI related to the non-credit impairment of unrealized losses. From April 1, 2009, the non-credit impairment is excluded from realized losses.

(4)	For a summary of realized and unrealized gains and losses on all derivative instruments, see Item 8, Note 17 to the Consolidated Financial Statements, “Derivative Instruments.”

*	NM – Not meaningful

Net investment income related to property and casualty operations decreased in the year ended December 31, 2009 as compared to the same period in 2008 due primarily to declining portfolio yields. Overall, investment portfolio yields have decreased as a result of the impact of declines in short-term U.S. interest rates, and particularly the impact of decreased U.S. Dollar Libor on the Company’s floating rate securities previously supporting the GIC and funding agreement business. In addition, the Company increased its holdings in lower-yielding cash, government and agency securities in connection with its portfolio de-risking efforts as the Company re-aligns its portfolio to one more in line with a P&C portfolio and to increase liquidity.

Net income from investment fund affiliates includes earnings from the Company’s investments in closed-end investment funds and partnerships and similar vehicles that are equity accounted.

Net income from investment fund affiliates in the year ended December 31, 2009 resulted from the significant improvement in market sentiment and rallies in risk assets. Credit sensitive and relative value managers particularly benefited from tightening credit spreads and normalization of previously dislocated relative value relationships. Volatility remained high relative to historical levels, allowing alternative managers to be more opportunistic and take advantage of pricing dislocations, but offset by the negative mark-to-market in its private investment portfolio reflecting fair value adjustments, particularly from fourth quarter of 2008.

Net loss from investment fund affiliates in the year ended December 31, 2008 reflected negative returns in the company’s alternative portfolio as a result of broad-based market declines, extreme volatility, a sharp pull-back in the availability of credit and short sale restrictions resulting from the market credit crisis. Net income from investment fund affiliates in the year ended December 31, 2007 reflected exceptional results in the alternative portfolio, combined with a higher investment base.

Investment Performance

The Company manages its investment grade fixed income securities in accordance with investment guidelines approved by the Finance Committee of the Board of Directors. Due to the unique nature of the underlying liabilities, customized benchmarks are used to measure investment performance and comparison to standard market indices is not meaningful. Investment performance is not monitored for certain assets primarily consisting of operating cash and special regulatory deposits. The following is a summary of the investment portfolio returns for the years ended December 31, 2009 and 2008 of the fixed income portfolio and non-fixed income portfolios:

	2009(1)	2008(1)
Fixed income Portfolio
USD fixed income portfolio	7.9%	(9.2)%
GBP fixed income portfolio	11.2%	(5.0)%
EUR fixed income portfolio	7.9%	(1.0)%
Other Portfolios
Alternative portfolio (2).	16.0%	(16.3)%
Equity portfolio	(8.2)%	(44.1)%
High-Yield fixed income portfolio	47.1%	(22.9)%

(1)

Portfolio returns are calculated by dividing the sum of the net investment income or net income from investment fund affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio. Performance is measured in either the underlying asset currency or the functional currency.

(2)	Performance on the alternative portfolio reflects the twelve months ended November 30, 2009 and 2008, respectively.

Net Realized Gains and Losses on Investments

Net realized losses on investments in the twelve months ended December 31, 2009 included net realized losses of approximately $812.5 million related to the write-down of certain of the Company’s fixed income, equity and other investments, as compared to $1.0 billion for the year ended December 31, 2008. Impairment charges to March 31, 2009 include charges of OTTI related to the non-credit impairment of unrealized losses. From April 1, 2009, as a result of changes in GAAP, the non-credit impairment is excluded from net impairments. In addition, included in the net realized losses noted above are net realized losses of $131.9 million from sales of investments and net realized losses of $10.9 million from the sale of the U.S. life reinsurance business.

The significant assumptions and inputs associated with the net impairment charges of $812.5 million consist of:

•

For corporate securities, excluding medium term notes backed primarily by investment grade European credit, the Company recorded net impairments totaling $151.8 million for the year ended December 31, 2009. The impairment charges consisted of below-investment grade securities and hybrids, where the Company considered impairment factors consistent with both equity impairment model and debt impairment model, and, accordingly, recorded impairment charges to fair value, or securities in an unrealized loss position that management intended to sell.

In addition, the Company recorded impairments totaling $226.9 million for the year ended December 31, 2009 in relation to medium term notes backed primarily by investment grade European credit. Management has concluded that, following credit spread movements during 2009, future yields within the supporting collateral were not sufficient to support the previously reported amortized cost.

•

For structured credit securities, the Company recorded net impairments of $406.6 million for the year ended December 31, 2009. The Company determined that the likely recovery on these securities was below the carrying value, and, accordingly, impaired the securities to the discounted value of the cash flows of these securities.

•

For equity securities, the Company recorded net impairments of $27.2 million for the year ended December 31, 2009, respectively, primarily representing securities in an unrealized loss position that management does not have the intent to hold to recovery.

•

For the year ended December 31, 2009, included in the above totals is $160.6 million related to changes to intent-to-hold up to March 31, 2009, or intent to sell from April, 2009, primarily representing exchanges of hybrid securities, and as part of the fourth quarter 2008 restructuring charge.

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

During the fourth quarter of 2008, management recorded a charge for OTTI of $400.0 million on assets for which it could no longer assert its intent to hold until recovery. Although management believed that these securities were likely to recover to their current amortized cost, it determined that these securities were at- risk for further mark-to-market declines, and potentially real economic losses, to the extent that economic conditions were to deteriorate further than present estimates and the Company’s allocation to these asset classes is overweight relative to a traditional P&C investment portfolio.

In 2007, net realized losses on investments were $603.3 million which included $1,012.8 million of gross realized losses on fixed income and $46.9 million of gross realized losses on equity securities. Gross realized losses in 2007 included $611.0 million of provisions for declines in fair value considered to be other than temporary. As a percentage of the total fixed income portfolio, the write-down for other than temporary declines was 1.5% in 2007.

Net Realized and Unrealized Gains and Losses on Derivatives

Net realized and unrealized losses on investment derivatives for the years ended December 31, 2009, 2008 and 2007 resulted from the Company’s investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments. Derivative losses in 2009 relate primarily to the impact of tightening credit spreads on certain credit derivatives purchased within the investment portfolio. In 2008, derivative losses were driven by foreign currency exchange losses recognized on a Sterling forward currency contract hedging US dollar assets supporting Sterling liabilities in the life operations during the year. In 2007, the results were driven primarily from a mark-to-market loss of $37.0 million with respect to a total return swap on the capital notes of a structured investment vehicle impacted by the markdown in the underlying net asset value of the assets underlying the capital notes, combined with mark-to-market losses associated with the Company’s capital, investment and hedging activities.

For a further discussion see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and “– Liquidity and Capital Resources.”

Other Revenues and Expenses

The following table sets forth other revenues and expenses of the Company for each of the three years ended December 31:

(U.S. dollars in thousands)	2009	% Change 2009 vs 2008		2008	% Change 2008 vs 2007	2007
Net income (loss) from operating affiliates (1)	$60,480	NM	*	$(1,458,246)	(37.6)%	$(1,059,848)
Exchange (gains) losses	84,813	NM	*	(184,454)	NM *	(19,734)
Corporate operating expenses	107,877	(35.9)%		168,324	20.7%	139,469
Extinguishment of debt	–	NM	*	22,527	NM *	–
Interest expense (2)	172,764	(16.3)%		206,455	(1.9)%	210,449
Impairment of goodwill	–	NM	*	989,971	NM *	–
Amortization of intangible assets	1,836	(38.1)%		2,968	76.7%	1,680
Income tax expense	120,307	(45.9)%		222,578	(4.8)%	233,922
Non-controlling interest in net (gain) loss of subsidiary	(104)	NM	*	–	(100.0)%	23,928

(1)	The Company records the income related to certain operating affiliates on a three-month lag in order for the Company to meet accelerated filing deadlines.

(2)	Interest expense does not include interest expense related structured products as reported within the Insurance and Reinsurance segments.

*	NM – Not meaningful

The following table sets forth the net income (loss) from operating affiliates for each of the three years ended December 31:

(U.S. dollars in thousands)	2009	% Change 2009 vs 2008	2008	% Change 2008 vs 2007	2007
Net (loss) income from financial operating affiliates	$3,629	100.2%	$(1,503,474)	(26.3)%	$(1,190,161)
Net income from investment manager affiliates	17,698	63.0%	10,860	(88.5)%	94,630
Net income from other strategic operating affiliates	39,153	13.9%	34,368	(3.7)%	35,683

Total	$60,480	104.1%	$(1,458,246)	(37.6)%	$(1,059,848)

Equity earnings from financial operating affiliates increased during the year ended December 31, 2009 as compared to the same period of 2008 as a result of the Company’s disposition of its interest in Syncora. During the year ended December 31, 2008, the Company recorded $1.4 billion in losses related to reinsurance and guarantee arrangements with Syncora. Net losses from financial operating affiliates in 2007 include the results and related write-downs associated with Syncora and Primus Guaranty Ltd as well as the impact of losses recorded on previous reinsurance transactions with Syncora. For further details relating to Syncora and the closing of the Master Agreement, see “Results of Operations” above as well as Note 4 to the Consolidated Financial Statements, “Syncora Holdings Ltd. (“Syncora”).”

Investment manager affiliate income increased by 63.0% during the year ended December 31, 2009 as compared to the same period in the prior year primarily as a result of the improved conditions for alternative asset managers in the second half of 2009 resulting in higher accrued fees. The Company also benefited from a modest gain associated with its withdrawal at the end of 2009 from one of its investment manager affiliates. Investment manager affiliate income decreased by $83.8 million or 88.5% during the year ended December 31, 2008 as compared to the prior year primarily as a result of the volatility in both the credit and equity markets, impacting investment manager affiliates specializing in global equities and fixed income securities most significantly.

As a result of improving market conditions, there were small increases across the strategic operating affiliates portfolio, which increased income by 13.9% in the year ended December 31, 2009 over the same period of 2008. Net income from other strategic operating affiliates decreased in the year ended December 31, 2008 as compared to 2007 mainly due to lower earnings reported in 2008 from both an insurance affiliate which writes largely direct U.S. homeowners insurance and the Company’s Brazilian joint venture ITAÚ XL. Offsetting these decreases was earnings from an investment in an affiliate entered into in the second quarter of 2008 that provides reinsurance to certain Lloyd’s syndicates. Net income from other strategic operating affiliates in 2007 was primarily as a result of strong results from the same insurance affiliate noted above which writes largely U.S. homeowners insurance and the Company’s Brazilian joint venture ITAÚ XL.

Foreign exchange losses in the year ended December 31, 2009 were primarily to the change in the value of the U.S. dollar against certain currencies including the U.K. Sterling and Euro on certain inter-company balances.

Corporate operating expenses decreased by 35.9% during the year ended December 31, 2009 as compared to 2008 primarily as a result of the cost savings achieved from the restructuring activities implemented in 2008 and early 2009 as well as higher professional fees associated with the capital raise and associated costs related to the Master Agreement that was executed in July 2008. For further information, see Note 5 to the Consolidated Financial Statements, “Restructuring and Asset Impairment Charges.”

In connection with the early redemption of the 6.58% Notes noted above, the Company recorded debt extinguishment costs of approximately $22.5 million in 2008.

Interest expense from property and casualty operations includes costs related to the Company’s debt and collateral facilities as well as certain deposit liability accretion. Interest expense for the year ended December 31, 2009 as compared to the same period in 2008 was lower mainly as a result of lower interest associated with the retirement of the 2011 Senior Notes in February 2009 partially offset by interest associated with 8.25% senior notes which are part of the 10.75% Equity Security Units issued in August 2008. Interest expense for the year ended December 31, 2008 as compared to the same period in 2007 was lower primarily due to costs associated with the retirement of the 2009 Senior Notes recorded in 2007, lower interest expense as a result of the early redemption, in August 2008, of X.L. America, Inc.’s 6.58% Notes and was partially offset by interest expense associated with the 10.75% Equity Security Units (the “10.75% Units”) issued in August 2008. For more information on the Company’s financial structure, see “Liquidity and Capital Resources.”

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

The decrease in the Company’s income taxes in 2009 as compared to 2008 arose principally from the decrease in the profitability of the Company’s U.S. and European operations. The decrease in the Company’s income taxes in 2008 as compared to 2007 was primarily a result of a change in the geographical locations of the profits earned primarily by the Company’s U.S. and European operations, including the impact of losses associated with the Master Agreement and goodwill impairment charges related to operating entities in jurisdictions not subject to income tax. The Company’s effective tax rate for 2008 differed as compared to 2007 mainly due to significant charges for which no tax benefit accrued and which resulted in a loss before tax. See “Critical Accounting Policies and Estimates” and Item 8, Note 24 to the Consolidated Financial Statements, “Taxation.”

Non-controlling interest expense in 2007 related primarily to the 37% ownership interest in Syncora common shares held by the public prior to the secondary offering of Syncora common shares on June 6, 2007.

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

At December 31, 2009 and 2008, total investments, cash and cash equivalents, accrued investment income and net receivable for investments sold were $35.9 billion and $34.3 billion, respectively. The following table summarizes the composition of the Company’s invested assets at December 31, 2009 and 2008:

(U.S. dollars in thousands)	Carrying value 2009 (1)	Percent of Total	Carrying Value 2008 (1)	Percent of Total
Cash and cash equivalents.	$3,643,697	10.2%	$4,353,826	12.7%
Net receivable for investments sold	47,638	0.1%	99,455	0.3%
Accrued investment income	350,055	1.0%	363,376	1.1%
Short-term investments	1,777,360	5.0%	1,466,323	4.3%
Fixed maturities, available for sale:
U.S. Government and Government-Related/Supported	2,664,625	7.4%	3,978,342	11.6%
Corporate	9,799,000	27.3%	9,288,603	27.1%
Residential mortgage-backed securities – Agency	6,228,501	17.4%	2,099,955	6.1%
Residential mortgage-backed securities – Non-Agency	1,421,315	4.0%	1,937,946	5.6%
Commercial mortgage-backed securities	1,216,799	3.4%	2,141,568	6.2%
Collateralized debt obligations	698,561	1.9%	638,779	2.0%
Other asset-backed securities	1,167,985	3.3%	1,708,008	5.0%
U.S. States and political subdivisions of the States	913,473	2.5%	468,770	1.4%
Non-U.S. Sovereign Government, Supranational and Government-Related	3,401,773	9.5%	3,374,397	9.8%

Total fixed maturities.	$27,512,032	76.7%	$25,636,368	74.8%
Fixed maturities, held to maturity	546,067	1.5%	–	–%
Equity securities	17,779	0.0%	361,819	1.0%
Investments in affiliates	1,185,604	3.3%	1,552,789	4.5%
Other investments	783,189	2.2%	459,481	1.3%

Total investments and cash and cash equivalents	$35,863,421	100.0%	$34,293,437	100.0%

(1)	Carrying value represents the fair value for available for sale fixed maturities and amortized cost for held to maturity securities.

The Company reviews on a regular basis its issuer concentration, credit quality and compliance with established guidelines. At December 31, 2009 and 2008, the average credit quality of the Company’s total fixed income portfolio (including fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased) was “AA.” At December 31, 2009, approximately 55.2% of the fixed income portfolio (including fixed maturities, short-term investments, cash and cash equivalents and net receivable for investments sold) was rated “AAA” by one or more of the principal ratings agencies. Approximately 3.5% of the fixed income portfolio was below investment grade or not rated.

At December 31, 2009 and 2008, total investments, cash and cash equivalents, accrued investment income and net receivable for investments sold were $35.9 billion and $34.3 billion, respectively. This increase of $1.5 billion was primarily due to the mark-to-market effect as a result of the improving credit markets.

Refer to “Results of Operations” for further discussion surrounding the impact of credit market movements on the Company’s investment portfolio and exposure to sub-prime related assets.

Gross and Net Unrealized Gains and Losses on Investments

At December 31, 2009, the Company had net unrealized losses on available for sale fixed maturities and short-term investments of $1,276.3 million and net unrealized gains on equity securities of $5.4 million. Of these amounts, gross unrealized losses on fixed maturities and short-term investments and equities were $1,847.9 million and $0.4 million, respectively. At December 31, 2008, the Company had net unrealized losses on fixed maturities and short-term investments of $3,388.6 million and net unrealized gains on equity securities of $24.1 million. Of these amounts, gross unrealized losses on fixed maturities and short-term investments and equities were $4,122.3 million and $7.6 million, respectively. The impact of tightening credit spreads during the twelve months ended December 31, 2009 was the primary reason for the improvement in the net unrealized position on fixed maturities and short-term investments combined with net realized losses over the course of the year, offset by the impact of increasing government rates. The information shown below about the unrealized losses on the Company’s investments at December 31, 2009 and 2008 may affect future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary.

The following is an analysis of how long each of those investment securities with an unrealized loss at December 31, 2009 and 2008 had been in a continual unrealized loss position:

Type of Securities (U.S. dollars in thousands)	Length of time in a continual unrealized loss position	Amount of unrealized loss at December 31, 2009	Amount of unrealized loss at December 31, 2008
Fixed-Maturities and Short-Term Investments	Less than six months	$160,313	$798,866
	At least 6 months but less than 12 months	93,474	664,593
	At least 12 months but less than 2 years	466,656	1,955,760
	2 years or more	1,127,407	703,104

	Total	$1,847,850	$4,122,323

Equities	Less than six months	$17	$5,584
	At least 6 months but less than 12 months	341	1,994

	Total	$358	$7,578

At December 31, 2009 and 2008, the following table sets forth the maturity profile of the fixed income securities that were in a gross unrealized loss position:

Maturity profile in years of fixed income securities in a gross unrealized loss position (U.S. dollars in thousands)	Amount of unrealized loss at December 31, 2009	Amount of unrealized loss at December 31, 2008
Less than 1 year remaining	$6,736	$38,702
At least 1 year but less than 5 years remaining (1)	175,142	622,011
At least 5 years but less than 10 years remaining (1)	93,427	438,837
More than 10 years but less than 20 years remaining (1)	92,321	205,371
At least 20 years or more remaining (1)	331,807	843,274
Residential mortgage-backed securities - Agency	37,921	2,466
Residential mortgage-backed securities - Non-Agency	608,236	951,507
Commercial mortgage-backed securities	67,910	365,330
Collateralized debt obligations	341,467	465,100
Other asset-backed securities	92,883	189,725

Total	$1,847,850	$4,122,323

(1)	Hybrids are allocated on the call date and medium term notes are allocated on contractual maturity.

The following table details the Company’s corporate credit exposures by certain asset classes as well as ratings levels within the Company’s aggregate fixed income portfolio and the current net unrealized (loss) position as at December 31, 2009 and 2008:

(U.S. dollars in millions)
As at December 31, 2009:	AAA	AA	A	BBB	BB & Below	Total
Financials
Fair value	$382.4	$925.3	$2,093.2	$515.4	$33.1	$3,949.4
Net unrealized gain (loss)	$(2.0)	$7.6	$(186.7)	$(112.3)	$(4.8)	$(298.2)
Non-Financials
Fair value	$96.1	$1,412.6	$3,363.4	$1,254.4	$397.2	$6,523.7
Net unrealized gain (loss)	$2.3	$6.0	$28.0	$(53.4)	$1.3	$(15.8)
Total
Fair value	$478.5	$2,337.9	$5,456.6	$1,769.8	$430.3	$10,473.1
Net unrealized gain (loss)	$0.3	$13.6	$(158.7)	$(165.7)	$(3.5)	$(314.0)
As at December 31, 2008:
Financials
Fair value	$712.4	$1,280.6	$2,153.3	$343.4	$64.7	$4,554.4
Net unrealized (loss)	$(14.6)	$(145.4)	$(659.5)	$(158.2)	$(44.0)	$(1,021.7)
Non-Financials
Fair value	$521.8	$711.4	$2,213.2	$1,511.6	$552.9	$5,510.9
Net unrealized (loss)	$(14.7)	$(22.6)	$(307.2)	$(306.9)	$(216.6)	$(868.0)
Total
Fair value	$1,234.2	$1,992.0	$4,366.5	$1,855.0	$617.6	$10,065.3
Net unrealized (loss)	$(29.3)	$(168.0)	$(966.7)	$(465.1)	$(260.6)	$(1,889.7)

At December 31, 2009, approximately $1.7 billion of the Company’s $3.9 billion in corporate financial sector securities was held in the portfolios supporting the Company’s life reinsurance business. Management completed a strategic review of the Company’s life reinsurance business, which are now in run-off. The assets associated with that business are more heavily weighted towards longer term securities from financial institutions, including Tier 1 and Upper Tier 2 securities, with a fair value of $0.7 billion representing committed term debt and hybrid instruments senior to the common and preferred equity of the financial institutions, and accounted for $175.9 million of the Company’s net unrealized loss as at December 31, 2009. As at December 31, 2009, subordinated debt securities (including Lower Tier Two) had a fair value of $0.5 million and a net unrealized loss of $54.3 million. As at December 31, 2009 approximately 42.7% of the overall sensitivity to interest rate risk and 36.2% to credit risk was related to the Life investment portfolio, despite these portfolios accounting for only 19.0% of the Company’s aggregate fixed income portfolio.

The following table details the Company’s structured credit exposures by certain asset classes as well as ratings levels within the Company’s aggregate fixed income portfolio and the current net unrealized gain (loss) position as at December 31, 2009 and 2008:

(U.S. dollars in millions)
As at December 31, 2009:	Current Rating
	AAA	AA	A	BBB	BB & Below	Total
CMBS
Fair value	$1,033.0	$144.2	$21.0	$9.3	$15.5	$1,223.0
Net unrealized (loss)	$(23.3)	$(15.0)	$(7.0)	$(0.9)	$(11.8)	$(58.0)
Prime RMBS
Fair value	$146.1	$86.7	$30.4	$46.4	$174.4	$484.0
Net unrealized (loss)	$(9.4)	$(28.8)	$(7.7)	$(7.7)	$(34.6)	$(88.2)
Topical Assets (1)
Fair value	$101.7	$95.7	$98.2	$74.3	$367.7	$737.6
Net unrealized (loss)	$(24.6)	$(38.4)	$(73.1)	$(52.6)	$(293.7)	$(482.4)
Core CDOs (2)
Fair value	$70.5	$146.2	$252.1	$77.2	$154.9	$700.9
Net unrealized (loss)	$(15.0)	$(34.2)	$(100.1)	$(39.7)	$(144.3)	$(333.3)
Other Asset & Mortgage Backed Securities
Fair value	$811.4	$182.3	$256.2	$127.1	$33.2	$1,410.2
Net unrealized (loss)	$(15.9)	$(16.0)	$(15.4)	$(26.9)	$(25.9)	$(100.1)
Agency RMBS
Fair value	$6,256.6	$–	$–	$–	$–	$6,256.6
Net unrealized gain	$64.4	$–	$–	$–	$–	$64.4
Total
Fair value	$8,419.3	$655.1	$657.9	$334.3	$745.7	$10,812.3
Net unrealized (loss)	$(23.8)	$(132.4)	$(203.3)	$(127.8)	$(510.3)	$(997.6)
As at December 31, 2008:
CMBS
Fair value	$2,101.5	$15.2	$15.4	$11.8	$10.6	$2,154.5
Net unrealized (loss)	$(331.8)	$(5.1)	$(4.9)	$(7.7)	$(12.4)	$(361.9)
Prime RMBS
Fair value	$752.6	$132.1	$57.1	$14.6	$36.3	$992.7
Net unrealized (loss)	$(218.8)	$(67.0)	$(45.5)	$(5.0)	$(13.0)	$(349.3)
Topical Assets (1)
Fair value	$558.3	$183.7	$98.9	$48.0	$74.6	$963.5
Net unrealized (loss)	$(312.5)	$(157.5)	$(63.4)	$(24.7)	$(36.5)	$(594.6)
Core CDOs (2)
Fair value	$166.1	$324.4	$51.7	$110.3	$13.7	$666.2
Net unrealized (loss)	$(61.7)	$(173.9)	$(46.6)	$(163.7)	$(24.1)	$(470.0)
Other Asset & Mortgage Backed Securities
Fair value	$1,253.3	$108.1	$267.6	$61.7	$28.2	$1,718.9
Net unrealized (loss)	$(57.3)	$(18.3)	$(74.1)	$(28.9)	$(2.3)	$(180.9)
Agency RMBS
Fair value	$2,109.8	$–	$–	$–	$–	$2,109.8
Net unrealized (loss)	$63.1	$–	$–	$–	$–	$63.1
Total
Fair value	$6,941.6	$763.5	$490.7	$246.4	$163.4	$8,605.8
Net unrealized (loss)	$(919.0)	$(421.8)	$(234.5)	$(230.0)	$(88.3)	$(1,893.6)

(1)	Topical assets represent non-agency RMBS securities with sub-prime, Alt-A, second lien or ABS CDO collateral.

(2)	The Company defines Core CDOs as investments in non-sub-prime collateralized debt obligations, primarily consisting of collateralized loan obligations.

The following table details the current exposures to Topical Assets and Core CDOs within the Company’s fixed income portfolio as well as the current net unrealized gain (loss) positions as at December 31, 2009 and December 31, 2008:

(U.S. dollars in thousands)
	As at December 31, 2009			As at December 31, 2008
	Holding at Fair Value	Percent of Fixed Income Portfolio	Net Unrealized Gain (Loss)	Holding at Fair Value	Percent of Fixed Income Portfolio	Net Unrealized Gain (Loss)
Topical Assets:
Sub-prime first lien mortgages	$377,609	1.1%	$(252,745)	$487,659	1.5%	$(311,435)
Alt-A mortgages	316,795	0.9%	(209,731)	406,098	1.3%	(270,486)
Second lien mortgages (including sub-prime second lien mortgages)	37,776	0.1%	(19,920)	58,903	0.2%	(5,313)
ABS CDOs with sub-prime collateral	5,429	–%	32	10,595	0.0%	(7,308)

Total exposure to Topical Assets	$737,609	2.1%	$(482,364)	$963,255	3.0%	$(594,542)

Core CDOs	$700,884	2.1%	$(333,257)	$666,239	2.1%	$(469,976)

Of the total Topical Assets with fair value exposure as at December 31, 2009 and December 31, 2008 of $0.7 billion and $1.0 billion, respectively, approximately $32.8 million and $40.5 million, respectively, of the related securities had ratings dependent on guarantees issued by third party guarantors (i.e., monoline insurers). Decreases in the ratings of such third party guarantors would typically decrease the fair value of guaranteed securities; however, at December 31, 2009, in the event of non-performance at such date on the part of these third party guarantors, the Company estimated that the average credit quality of this portfolio would be ‘A’ and that approximately 90.9% would have remained investment grade at such date. In addition, of the Company’s aggregate fixed income portfolio as at December 31, 2009 and December 31, 2008, of $33.9 billion and $31.9 billion, respectively, less than 2% were guaranteed by such third parties with no individual third party representing more than 1%. In assessing these securities for other-than-temporary impairment, the Company reviews forecasted cash flows from the underlying collateral only, and does not assume that any payment will be made by these third party guarantors.

At December 31, 2009, the Company’s sub-prime and Alt-A exposures had adequate underlying loan characteristics and the Company believed at such date that they were supported by adequate subordination levels based on current expectations of house price declines, loss severities and default levels. The Company had approximately $696.8 million of Topical Assets downgraded during the year ended December 31, 2009. However, 50.1% of the Company’s holdings remain rated investment grade at December 31, 2009.

During the year ended December 31, 2008, liquidations necessary to fund the repayment of the GIC liabilities following the downgrade of Syncora Guarantee and the maturity of certain funding agreements were funded through sales of assets in the Other Financial Lines segment investment portfolios as well as the general investment portfolio. Management’s approach was to avoid the sale of assets where current market prices did not reflect intrinsic values or where transaction costs for liquidation were excessive. As a result, the Company continues to hold Topical Assets and core CDOs, with a fair value of $1.4 billion which it has primarily transferred to the general portfolio.

For a discussion on the significant drivers of the gross unrealized losses at December 31, 2009, please refer to Item 8, Note 9 to the Consolidated Financial Statements “Investments” for further information.

The following table summarizes the fair value, gross unrealized losses, credit rating and asset class of securities in a gross unrealized loss position within the Company’s structured credit and corporate portfolios, which comprised $1.7 billion of the Company’s total gross unrealized loss position of $1.8 billion at December 31, 2009:

(U.S. dollars in millions)
Corporates	AAA	AA	A	BBB	BB & Below	Total
Financials (1)
Fair value	$160.7	$280.5	$1,389.4	$474.7	$21.2	$2,326.5
Gross unrealized loss (3)	$(8.4)	$(19.8)	$(215.5)	$(114.7)	$(9.2)	$(367.6)
Non-Financials (2)
Fair value	$24.3	$536.8	$1,267.7	$532.7	$174.8	$2,536.3
Gross unrealized loss (3)	$(0.4)	$(30.5)	$(70.0)	$(94.5)	$(20.5)	$(215.9)
Total
Fair value	$185.0	$817.3	$2,657.1	$1,007.4	$196.0	$4,862.8
Gross unrealized loss (3)	$(8.8)	$(50.3)	$(285.5)	$(209.2)	$(29.7)	$(583.5)
% Impaired (of amortized cost) (3)	(4.6)%	(5.9)%	(9.9)%	(17.5)%	(13.4)%	(10.9)%

Structured Credit	AAA	AA	A	BBB	BB & Below	Total
CMBS
Fair value	$623.2	$142.2	$14.7	$4.3	$9.1	$793.5
Gross unrealized loss (3)	$(29.6)	$(15.4)	$(8.0)	$(1.3)	$(13.6)	$(67.9)
Prime RMBS
Fair value	$133.7	$83.9	$25.6	$46.4	$166.6	$456.2
Gross unrealized loss (3)	$(10.6)	$(29.4)	$(7.8)	$(7.7)	$(37.2)	$(92.7)
Topical Assets
Fair value	$101.7	$88.2	$97.7	$67.6	$356.6	$711.8
Gross unrealized loss (3)	$(24.6)	$(38.5)	$(73.1)	$(52.9)	$(295.9)	$(485.0)
Core CDO’s (4)
Fair value	$70.3	$146.2	$251.6	$77.0	$145.7	$690.8
Gross unrealized loss (3)	$(15.0)	$(34.2)	$(100.1)	$(39.8)	$(153.1)	$(342.2)
Other Asset & Mortgage Backed Securities
Fair value	$514.9	$137.9	$199.2	$110.5	$33.2	$995.7
Gross unrealized loss (3)	$(26.4)	$(17.0)	$(16.7)	$(27.5)	$(36.2)	$(123.8)
Agency RMBS
Fair value	$2,963.4	$–	$–	$–	$–	$2,963.4
Gross unrealized loss (3)	$(37.9)	–	–	–	–	(37.9)
Total
Fair Value	$4,407.2	$598.4	$588.8	$305.8	$711.2	$6,611.4
Gross unrealized loss (3)	$(144.1)	$(134.5)	$(205.7)	$(129.2)	$(536.0)	$(1,149.5)
% Impaired (of amortized cost) (3)	(3.2)%	(18.4)%	(26.0)%	(29.8)%	(42.4)%	(14.7)%

(1)

Included in the gross unrealized losses on corporate financials are gross unrealized losses of $225.2 million on Tier One and Upper Tier Two securities of financial institutions (“Hybrids”), as well as $84.3 million on subordinated debt.

(2)

Included within Corporate are certain floating rate medium term notes supported primarily by pools of European credit with varying degrees of leverage. The notes have a fair value of $587.7 million and an amortized cost of $707.9 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(3)	Management considers these impairments to be temporary.

(4)	The Company defines Core CDOs as investments in non-mortgage collateralized debt obligations, primarily consisting of collateralized loan obligations.

The following table summarizes the fair value, gross unrealized losses, credit rating and asset class of securities in a gross unrealized loss position within the Company’s structured credit and corporate portfolios, which comprised $3.9 billion of the Company’s total gross unrealized loss position of $4.1 billion at December 31, 2008:

(U.S. dollars in millions)
Corporates	AAA	AA	A	BBB	BB & Below	Total
Financials (1)
Fair value	$435.2	$1,014.2	$2,079.8	$222.1	$36.5	$3,787.8
Gross unrealized loss (3)	$(25.4)	$(149.0)	$(660.5)	$(159.8)	$(44.0)	$(1,038.7)
Non-Financials (2)
Fair value	$184.9	$302.4	$1,407.9	$1,211.2	$463.0	$3,569.4
Gross unrealized loss (3)	$(25.5)	$(35.8)	$(335.3)	$(311.4)	$(230.1)	$(938.1)
Total
Fair value	$620.1	$1,316.6	$3,487.7	$1,433.3	$499.5	$7,357.2
Gross unrealized loss (3)	$(50.9)	$(184.8)	$(995.8)	$(471.2)	$(274.1)	$(1,976.8)
% Impaired (of amortized cost) (3)	(7.8)%	(12.5)%	(22.6)%	(25.1)%	(35.9)%	(21.6)%

Structured Credit	AAA	AA	A	BBB	BB & Below	Total
CMBS
Fair value	$1,426.6	$7.9	$6.7	$9.5	$8.8	$1,459.5
Gross unrealized loss (3)	$(331.9)	$(5.1)	$(4.9)	$(7.7)	$(12.4)	$(362.0)
Prime RMBS
Fair value	$618.4	$125.5	$56.6	$8.0	$24.8	$833.3
Gross unrealized loss (3)	$(220.3)	$(67.7)	$(45.7)	$(5.9)	$(13.9)	$(353.5)
Topical Assets
Fair value	$534.0	$175.8	$87.0	$28.4	$53.5	$878.7
Gross unrealized loss (3)	$(312.6)	$(157.5)	$(63.7)	$(29.9)	$(39.3)	$(603.0)
Core CDO’s (4)
Fair value	$166.7	$324.6	$51.7	$109.2	$10.2	$662.4
Gross unrealized loss (3)	$(61.7)	$(173.9)	$(46.6)	$(163.7)	$(24.4)	$(470.3)
Other Asset & Mortgage Backed Securities
Fair value	$790.0	$97.9	$220.8	$60.4	$27.8	$1,196.9
Gross unrealized loss (3)	$(58.2)	$(18.4)	$(74.1)	$(28.9)	$(2.3)	$(181.9)
Agency RMBS
Fair value	$27.5	$–	$–	$–	$–	$27.5
Gross unrealized loss (3)	$(2.4)	–	–	–	–	(2.4)
Total
Fair Value	$3,563.2	$731.7	$422.8	$215.5	$125.1	$5,058.3
Gross unrealized loss (3)	$(987.1)	$(422.6)	$(235.0)	$(236.1)	$(92.3)	$(1,973.1)
% Impaired (of amortized cost) (3)	(21.8)%	(36.8)%	(35.9)%	(52.7)%	(42.8)%	(28.2)%

(1)

Included in the gross unrealized losses on corporate financials are gross unrealized losses of $637.1 million on Tier One and Upper Tier Two securities of financials institutions (“Hybrids”), as well as $159.2 million on subordinated debt.

(2)

Included within Corporate are certain floating rate medium term notes supported primarily by pools of European credit with varying degrees of leverage. The notes have a fair value of $499.0 million and an amortized cost of $922.7 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(3)	Management considers these impairments to be temporary.

(4)	The Company defines Core CDOs as investments in non-sub-prime collateralized debt obligations, primarily consisting of collateralized loan obligations.

Structured credit securities with gross unrealized losses representing greater than 50% of amortized cost account for $379.4 million of gross unrealized losses, with a fair value of $202.3 million. Of these gross unrealized losses, $112.0 million are rated investment grade. The Company has evaluated each of these holdings on a security-by-security basis in conjunction with its investment manager service providers and utilizing additional corroborative modeling techniques, and believes these securities will provide adequate principal and interest payments to satisfy the current amortized cost. These securities include $213.1 million of Topical assets, $131.1 million of Core CDOs, $1.2 million of prime RMBS and $12.8 million of CMBS holdings.

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

Levels of write down or OTTI are also impacted by the Company’s assessment of the intent to sell securities which have declined in value. If, due to changes in circumstances, the Company determines to reposition or realign portions of the portfolio where the Company decides to sell certain securities in an unrealized loss position, then the Company will incur OTTI charges, which charges could be significant.

Fair Value Measurements of Assets and Liabilities

As disclosed in Note 3 to the Consolidated Financial Statements, “Fair Value Measurements”, effective January 1, 2008, the Company adopted the authoritative guidance on fair value measurements and has accordingly provided required disclosures by level within the fair value hierarchy of the Company’s assets and liabilities that are carried at fair value. As defined in the hierarchy, those assets and liabilities categorized as Level 3 have valuations determined using unobservable inputs. Unobservable inputs may include the entity’s own assumptions about market participant assumptions, applied to a modeled valuation, however, this is not the case with respect to the Company’s Level 3 assets and liabilities. The vast majority of the assets and liabilities classified as Level 3 are made up of those securities for which the values were obtained from brokers where either significant inputs were utilized in determining the value that were difficult to corroborate with observable market data, or sufficient information regarding the specific inputs utilized by the broker were not obtained to support a Level 2 classification or the Company utilized internal valuation models.

At December 31, 2009, certain assets which were previously classified as Level 3 assets due to a lack of observable market data are now classified as Level 2 assets due to sufficient market data now being available to determine a price and to allow the use of broker quotes.

During the fourth quarter of 2008, the Company determined that for certain of its CDOs with a fair value of $483.2 million and a par value of $801.5 million, the Company considered the recent trading activity to be stressed transactions. The markets for CDOs had become extremely illiquid due to a number of factors including risk aversion and reduction of purchases among institutional buyers. As a result, the Company believed that broker bids reflected loss expectations that did not reflect fair values at which willing buyers and sellers would transact. The Company determined that internal models were more appropriate and better representative of the fair value at which these securities would be sold in an orderly market.

As a result of numerous recent market factors, including increased volumes of trading, the Company believes that transactions in this market are no longer distressed and, accordingly, has reverted to third-party vendor pricing sources where transactions are available as of December 31, 2009, and, where not available, broker quotes. Accordingly, as at December 31, 2009, for those CDOs which were previously valued using internal models, the Company now carries these assets at a fair value of $538.5 million and a par value of $789.1 million. Of these holdings, $457.6 million were valued by third party vendors and, accordingly, are now classified as Level 2, and $80.9 million were valued using broker quotations and, accordingly, remain classified as Level 3.

Controls over Valuation of Financial Instruments

The Company performs quarterly reviews of the prices received from its third party valuation sources to assess if the prices represent a reasonable estimate of the fair value. This process is completed by investment and accounting personnel who are independent of those responsible for obtaining the valuations. The approaches taken to gain comfort include, but are not limited to, comparing valuations between external sources and completing recurring reviews of third party pricing services’ methodologies. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon available market data, the price received from one third party may be substituted for another, or, in limited circumstances, management may determine that an adjustment is required to a third party value. In addition, similar valuation controls are followed by external parties responsible for sourcing appropriate valuations from third parties on the Company’s behalf, which provides additional comfort over the reasonableness of the fair values recorded in the Company’s financial statements.

Valuation Methodology of Level 3 Assets and Liabilities

Refer to Notes 2 and 3 of the Consolidated Financial Statements, “Significant Accounting Policies” and “Fair Value Measurements” for a description of the valuation methodology utilized to value Level 3 assets and liabilities, how the valuation methodology is validated as well as further details associated with various assets classified as Level 3. As at December 31, 2009, the Company did not have any liabilities that were carried at fair value based on Level 3 inputs other than derivative instruments in a liability position at December 31, 2009.

Fair Value of Level 3 Assets and Liabilities

At December 31, 2009, the fair value of Level 3 assets and liabilities as a percentage of the Company’s total assets and liabilities that are carried at fair value was as follows:

(U.S. dollars in thousands)	Total Assets and Liabilities Carried at Fair Value at December 31, 2009	Fair Value of Level 3 Assets and Liabilities	Level 3 Assets and Liabilities as a Percentage of Total Assets and Liabilities Carried at Fair Value, by class
Assets
Fixed maturities, at fair value
U.S. Government and Government agency-Related/Supported	$2,664,625	$–	–%
Corporate	9,799,000	10,311	0.1%
Residential mortgage-backed securities – Agency	6,228,501	7,894	0.1%
Residential mortgage-backed securities – Non-Agency	1,421,315	42,190	3.0%
Commercial mortgage-backed securities	1,216,799	2,755	0.2%
Collateralized debt obligations	698,561	190,663	27.3%
Other asset-backed securities	1,167,985	38,179	3.3%
U.S. States and political subdivisions of the States	913,473	–	–%
Non-U.S. Sovereign Government, Supranational and Government-Related	3,401,773	3,217	0.1%

Total Fixed maturities, at fair value	27,512,032	295,209	1.1%
Equity securities, at fair value	17,779	–	–%
Short-term investments, at fair value	1,777,360	6,486	0.4%

Total investments available for sale	$29,307,171	$301,695	1.0%
Cash equivalents (1)	2,633,206	–	–%
Other investments (2)	417,589	75,584	18.1%
Other assets (3)	84,447	185,455	219.6%

Total assets carried at fair value	$32,442,413	$562,734	1.7%

Liabilities
Financial instruments sold, but not yet purchased (4)	$36,979	$–	–%
Other liabilities (5)	59,958	84,940	141.7%

Total liabilities carried at fair value	$96,937	$84,940	87.6%

(1)	Cash equivalents balances subject to fair value measurements include certificates of deposit and money market funds.

(2)

The Other investments balance excludes certain structured transactions including certain investments in project finance transactions, a payment obligation (as described in Note 11, “Other Investments”), and has provided liquidity financing to a structured credit vehicle as a part of a third party medium term note facility. These investments are carried at amortized cost that totaled $365.6 million at December 31, 2009 and $94.8 million at December 31, 2008.

(3)	Other assets include derivative instruments, reported on a gross basis.

(4)	Financial instruments sold, but not yet purchased are included within “Net payable for investments purchased” on the balance sheet.

(5)	Other liabilities include derivative instruments, reported on a gross basis.

As at December 31, 2009, the balance of Level 3 assets as a percentage of the Company’s total assets that were carried at fair value was 1.7%. The comparable percentage at December 31, 2008 was 4.5%. The decrease was primarily as a result of a change in the mix of assets during 2009. During 2009, the Company recorded the fair value of CDO holdings based upon pricing service valuations where available due to increased volumes of trading and increased new issuance of CDOs, resulting in transfers being recorded from Level 3 to Level 2.

Changes in the Fair Value of Level 3 Assets and Liabilities

See Note 3 of the Consolidated Financial Statements, “Fair Value Measurements”, for an analysis of the change in fair value of Level 3 Assets and Liabilities.

Unpaid Losses and Loss Expenses

Unpaid losses and loss expenses reserves relate primarily to the casualty insurance and reinsurance business written by the Company. The balance was $20.8 billion at December 31, 2009, which is a decrease of $0.8 billion from December 31, 2008. The decrease was due primarily to favorable prior year reserve development reducing losses and loss expenses incurred during 2009 and the impact of foreign exchange rate movements.

The table below presents a reconciliation of the Company’s unpaid losses and loss expenses for the year ended December 31, 2009:

(U.S. dollars in thousands)	Gross unpaid losses and loss expenses	Unpaid losses and loss expenses recoverable	Net unpaid losses and loss expenses
Balance at December 31, 2008	$21,650,315	$(3,964,836)	$17,685,479
Losses and loss expenses incurred	3,990,455	(821,618)	3,168,837
Losses and loss expenses paid/recovered (1)	(5,138,951)	1,263,016	(3,875,935)
Foreign exchange and other	321,705	(33,953)	287,752

Balance at December 31, 2009	$20,823,524	$(3,557,391)	$17,266,133

(1)	Includes paid losses relating to loss reserves associated with previous reinsurance agreements with Syncora that were settled as part of the Master Agreement.

While the Company reviews the adequacy of established reserves for unpaid losses and loss expenses regularly, no assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved. In the future, if such reserves develop adversely, such deficiency would have a negative impact on future results of operations. See “Unpaid Losses and Loss Expenses” and “Critical Accounting Policies and Estimates” above and Item 8, Note 12 to the Consolidated Financial Statements, “Losses and Loss Expenses”, for further discussion.

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

Unpaid losses and loss expense recoverables were $3.7 billion and $4.0 billion at December 31, 2009, and 2008, respectively. At December 31, 2009 and 2008, reinsurance balances receivable were $0.5 billion and $0.6 billion, respectively. The table below presents the Company’s net reinsurance recoverable and reinsurance balances receivable at December 31, 2009 and 2008:

(U.S. dollars in thousands)	December 31, 2009	December 31, 2008
Reinsurance balances receivable	$454,660	$636,284
Reinsurance recoverable on future policy benefits	26,637	32,886
Reinsurance recoverable on unpaid losses and loss expenses	3,667,344	4,079,860
Bad debt reserve on unpaid losses and loss expenses recoverable and reinsurance balances receivable	(189,769)	(187,614)

Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$3,958,872	$4,561,416

The Company has credit risk should any of its reinsurers be unable or unwilling to settle amounts due. Of the $4.0 billion total unpaid losses and loss expenses recoverable and reinsurance balances receivable at December 31, 2009, one individual reinsurer accounted for 15% or more of the total. The Company is the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $1.7 billion at December 31, 2009, collateralizing reinsurance recoverables with respect to certain reinsurers. The provision for uncollectible reinsurance is required principally due to the failure of reinsurers to indemnify the Company primarily because of disputes under reinsurance contracts and insolvencies. As at December 31, 2009 and 2008, the Company had a reserve for potential non-recoveries from reinsurers of $189.8 million and $187.6 million, respectively.

Approximately 88% of the total unpaid loss and loss expense recoverable and reinsurance balances receivable (excluding collateral held) outstanding at December 31, 2009, were due from reinsurers rated “A” or better by S&P. The following is an analysis of the total recoverable and reinsurance balances receivable at December 31, 2009, by reinsurers owing more than 3% of such total:

Name of reinsurer	S&P’s rating	% of total
Munich Reinsurance Company	AA-/Stable	17.3%
Swiss Reinsurance Company	A+/Stable	10.9%
Lloyd’s Syndicates	A+/Stable	6.3%
Swiss Re Europe S.A.	A+/Stable	4.4%
Transatlantic Reinsurance Company	A+/Stable	4.1%

The following table sets forth the ratings profile of the reinsurers that support the unpaid loss and loss expense recoverable and reinsurance balances receivable:

Standard and Poor’s rating	% of total
AAA.	4.9%
AA	33.3%
A	49.5%
BBB	0.8%
BB and below	–%
Captives	8.4%
Not Rated	0.3%
Other	2.8%

Total	100.0%

Liquidity and Capital Resources

Liquidity is a measure of the Company’s ability to generate sufficient cash flows to meet the short- and long-term cash requirements of the Company’s business operations.

As a global insurance and reinsurance company, one of the Company’s principal responsibilities to its clients is to ensure that the Company has ready access to funds with which to settle large unforeseen claims. The Company would generally expect that positive cash flow from operations (underwriting activities and investment income) will be sufficient to cover cash outflows under most future loss scenarios. However, there is a possibility that unforeseen demands could be placed on the Company due to extraordinary events and as such the Company’s liquidity needs may change. Such events include, among other things, several significant catastrophes occurring in a relatively short period of time resulting in material incurred losses; rating agency downgrades of the Company’s core insurance and reinsurance subsidiaries that would require posting of collateral, return of unearned premium and/or the settlement of derivative transactions; large scale uncollectible reinsurance recoverables on paid losses (as a result of coverage disputes, reinsurers’ credit problems or decreases in the value of collateral supporting reinsurance recoverables), etc. Any one or a combination of such events may cause a liquidity strain for the Company. In addition, a liquidity strain could also occur in an illiquid market, such as that which was experienced in 2008. Investments that may be used to meet liquidity needs in the event of a liquidity strain may not be liquid, given inactive markets, or may have to be sold at a significant loss as a result of depressed prices. Because each subsidiary focuses on a more limited number of specific product lines than is collectively available from the consolidated group of companies, the mix of business tends to be less diverse at the subsidiary level. As a result, the probability of a liquidity strain, as described above, may be greater for individual subsidiaries than when liquidity is assessed on a consolidated basis. If such a liquidity strain were to occur in a subsidiary, XL Capital Ltd may be required to contribute capital to the particular subsidiary and/or curtail dividends from the subsidiary to support holding company operations.

A downgrade below “A-” of the Company’s principal insurance and reinsurance subsidiaries by either S&P or A.M. Best, which is two notches below the current S&P financial strength rating of “A” (Negative) and the A.M. Best financial strength rating of “A” (Stable) of these subsidiaries, may trigger cancellation provisions in a significant amount of the Company’s assumed reinsurance agreements and may potentially require the Company to return unearned premiums to cedants. In addition, due to collateral posting requirements under the Company’s letter of credit and revolving credit facilities, such a downgrade may require the posting of cash collateral in support of certain “in use” portions of these facilities. Specifically, a downgrade below “A-” by A.M. Best would trigger such collateral requirements for the Company’s largest credit facility. In certain limited instances, such downgrades may require the Company to return cash or assets to counterparties or to settle derivative and/or other transactions with the respective counterparties. See Item 1, “Business – Ratings,” for further information. See Item 1A, “Risk Factors,” “A downgrade or potential downgrade in our financial strength and credit ratings by one or more rating agencies could materially and negatively impact our business, financial condition, results of operations and/or liquidity.”

Holding Company Liquidity

As a holding company, XL Capital Ltd has no operations of its own and its assets consist primarily of its investments in its subsidiaries. Accordingly, XL Capital Ltd’s future cash flows largely depend on the availability of dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries and states in which XL Capital Ltd’s subsidiaries operate, including, among others, Bermuda, New York, Ireland, Switzerland and the United Kingdom. See Item 8, Note 26 to the Consolidated Financial Statements, “Statutory Financial Data”, for further discussion and details regarding dividend capacity of the Company’s major operating subsidiaries. See “Risk Factors – Risks Related to the Company” because we are a holding company, if our subsidiaries do not make dividend and other payments to us, we may not be able to pay dividends or make payments on our debt securities and other obligations” in Item 1A. The ability to pay such dividends is also limited by the regulations of the Society of Lloyd’s and certain contractual provisions. No assurance can be given that the Company’s subsidiaries will pay dividends in the future to XL Capital Ltd.

During 2009, management changed the internal ownership structure of certain of the Company’s operating subsidiaries in Bermuda and Ireland in order to more efficiently utilize capital and to improve overall liquidity. In connection with these changes, certain dividends were paid to XL Capital Ltd by operating subsidiaries. As at December 31, 2009, the Holding Company, XL Capital Ltd, had cash and investments of $1.5 billion compared to $0.1 billion at December 31, 2008 (net of liabilities associated with cash sweeping arrangements).

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

See Consolidated Statements of Cash Flows in Item 8, “Financial Statements and Supplementary Data.”

Sources of Liquidity for the Company

As at December 31, 2009, the consolidated Company had cash and cash equivalents of approximately $3.6 billion as compared to approximately $4.4 billion at December 31, 2008. There are three main sources of cash flows for the Company–those provided by operations, investing activities and financing activities.

Operating Cash Flows

Historically, cash receipts from operations, consisting of premiums and investment income, generally have provided sufficient funds to pay losses as well as operating expenses of the Company’s subsidiaries and to fund dividends to XL Capital Ltd. However, as a result of the combination of current soft market conditions, the decision to put the life segment and certain P&C lines into run-off and lower investment yields, operating cash flows excluding extraordinary events are expected to be lower than prior years. Cash receipts from operations is generally derived from the receipt of investment income on the Company’s investment portfolio as well as the net receipt of premiums less claims and expenses related to the Company’s underwriting activities in its property and casualty operations as well as its Life Operations segment. The Company’s operating subsidiaries provide liquidity in that premiums are generally received months or even years before losses are paid under the policies related to such premiums. Premiums and acquisition expenses are settled based on terms of trade as stipulated by an underwriting contract, and generally are received within the first year of inception of a policy when the premium is written, but can be up to three years on certain reinsurance business assumed. Operating expenses are generally paid within a year of being incurred. Claims especially for casualty business, may take a much longer time before they are reported and ultimately settled, requiring the establishment of reserves for unpaid losses and loss expenses. Therefore, the amount of claims paid in any one year is not necessarily related to the amount of net losses incurred, as reported in the consolidated statement of income.

During the year ended 2009, net cash flows used in operating activities were $42.8 million. This net cash outflow resulted primarily because lower premium levels did not offset the payment of claims. In addition, investment income during 2009 was significantly lower as a result of lower average invested balances and lower overall yields.

During the year ended 2008, net cash flows used in operating activities were $427.3 million primarily as a result of the payment of approximately $1.8 billion to Syncora under the Master Agreement. The Company funded the payment to Syncora by using proceeds from the offering of both ordinary shares and ESUs, as well as from the proceeds received following the exercise by the Company of the put option under its Mangrove Bay contingent capital facility as described below. Excluding the payment to Syncora, net cash flows from operations was approximately $1.3 billion in 2008. For the same period in 2007, net cash flows from operations was $2.2 billion. The decrease in net cash flow from operations, excluding the payment to Syncora, was primarily a result of decreases in net premiums written in the Company’s P&C operations as described above and of lower net investment income related to both P&C operations and structured products mainly due to a lower asset base and changes in the portfolio mix following the sale of assets used to settle the GIC liabilities. In addition, yields earned on investment of cash flows and reinvestment of maturing or sold securities have decreased, as prevailing market interest rates, in most major geographies, have decreased overall during the last twelve months.

Total net paid losses were $3.9 billion in 2009 and $3.8 billion in each of 2008 and 2007, respectively. Net losses incurred were $3.2 billion, $4.0 billion and $3.8 billion in 2009, 2008 and 2007, respectively.

Investing Cash Flows

Generally, positive cash flow from operations and financing activities is invested in the Company’s investment portfolio, including affiliates or acquisition of subsidiaries.

Net cash provided by investing activities of $214.6 million in 2009 was mainly associated with normal purchase and sale of portfolio investments. During the year, the Company redeemed $441.5 million of alternative fund investments.

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

Net cash used in investing activities in 2007 was primarily related to the purchase and sale of portfolio investments, with purchases of investments exceeding the related sales and redemptions. In addition, in 2007, the Company sold a portion of its interest in Syncora, through a secondary offering for $316.3 million. However, as a result of the sale and subsequent deconsolidation of Syncora, investing cash flows were reduced by $110.8 million.

Certain of the Company’s invested assets are held in trust and pledged in support of insurance and reinsurance liabilities. Such pledges are largely required by the Company’s operating subsidiaries that are “non-admitted” under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. In addition certain deposit liabilities and annuity contracts require the use of pledged assets. As at December 31, 2009 and 2008, the Company had $16.7 billion and $13.7 billion in pledged assets, respectively.

Financing Cash Flows

Cash flows related to financing activities include ordinary and preferred share related transactions, the payment of dividends, the issue or repayment of debt and deposit liability transactions.

During the year ended December 31, 2009, net cash flows used in financing activities were $962.6 million. Net cash outflows relate primarily to the repayment of debt and deposit liabilities and the payment of common and preferred dividends.

Following the settlement of the purchase contracts associated with the 7.0% ESUs in February 2009, the Company issued 11,461,080 Shares for net proceeds of approximately $743.1 million, which was used to retire the senior notes previously due February 2011, which had a fixed coupon of 5.25%.

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

In the year ended December 31, 2008, net cash flows used in financing activities was $2.8 billion. The main drivers for the cash outflow in 2008 are summarized below.

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

In July 2008, in conjunction with the issuance of ordinary shares and ESUs described above, the Board of Directors approved a reduction in the quarterly dividend payable on the Company’s Class A Ordinary Shares to $0.19 per ordinary share beginning with the quarterly dividend paid in September 2008. In addition, in February 2009, the Board of Directors approved a further reduction in the quarterly dividend payable on the Company’s Class A Ordinary Shares to $0.10 per ordinary share beginning with the quarterly dividend payable in March 2009.

As noted above, the Company settled during 2008 approximately $4.0 billion of GIC liabilities through the sale of certain assets from its fixed income portfolio. In addition, $1.2 billion of funding agreements were settled during 2008. At December 31, 2008, a significant component of the investments held in the Company’s Other Financial Lines segment portfolios was comprised of Topical Assets and CDOs. Liquidations necessary to fund the repayment of the GIC liabilities following the downgrade of Syncora Guarantee and the maturity of certain funding agreements were funded through sales of assets in these portfolios as well as the general investment portfolios. Management’s approach was to avoid the sale of assets where current market prices did not reflect intrinsic values or where transaction costs for liquidation were excessive. As a result, the Company continues to hold a number of the Topical Assets and CDOs, which were transferred to the general investment portfolio in exchange for those assets that were liquidated. At December 31, 2009, the remaining balance of funding agreements, excluding accrued interest of $6.5 million, was $450 million, with the full balance scheduled for settlement in August 2010. The Company continues to manage its liquidity needs through changes in the mix of its investment portfolio as well as through other available capital resources and lines of credit as noted below.

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

The Company is considered a Well Known Seasoned Issuer (“WKSI”) under the rules of the SEC. The Company maintains a shelf registration statement on Form S-3 and is eligible for automatically effective future registration statements for the potential offering and sale of an unlimited amount of debt and equity securities. The Registration Statement allows for the following types of securities to be offered: (i) debt securities, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, stock purchase units and junior subordinated deferrable interest debentures of the Company, (ii) preferred securities of any of one or more capital trusts organized by the Company and guarantees of such securities by the Company and (iii) debt securities of XL Capital Finance (Europe) plc and guarantees of such securities by the Company.

In addition the Company maintains letter of credit facilities which provide liquidity. Details of these facilities are described below in “Capital Resources.”

Capital Resources

At December 31, 2009 and 2008, the Company had total shareholders’ equity of $9.4 billion and $6.1 billion, respectively. In addition to ordinary share capital, the Company depends on external sources of financing to support its underwriting activities in the form of:

a.	debt;

b.	preference shares;

c.	contingent capital; and

d.	letter of credit facilities and other sources of collateral.

In particular, the Company requires, among other things:

•

sufficient capital to maintain its financial strength and credit ratings, as issued by several ratings agencies, at levels considered necessary by management to enable the Company’s key operating subsidiaries to compete;

•	sufficient capital to enable its regulated subsidiaries to meet the regulatory capital levels required in the U.S., the U.K., Bermuda, Ireland, Switzerland and other key markets;

•

letters of credit and other forms of collateral that are required to be posted or deposited, as the case may be, by the Company’s operating subsidiaries that are “non-admitted” under U.S. state insurance regulations in order for the U.S. cedant to receive statutory credit for reinsurance. The Company also uses letters of credit to support its operations at Lloyd’s; and

•	revolving credit to meet short-term liquidity needs.

The following risks are associated with the Company’s requirement to renew its credit facilities:

•	the credit available from banks may be reduced resulting in the Company’s need to pledge its investment portfolio to customers. This could result in a lower investment yield;

•	the Company may be downgraded by one or more rating agencies which could materially and negatively impact the Company’s business, financial condition, results of operations and/or liquidity; and

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

The following table summarizes the components of the Company’s current capital resources at December 31, 2009 and 2008:

(U.S. dollars in thousands)	December 31, 2009	December 31, 2008
Preferred share capital	$1,182,673	$1,500,000
Ordinary share capital	8,432,417	5,116,831

Total Ordinary and Preferred capital	$9,615,090	$6,616,831
Notes payable and debt	2,445,733	3,189,734

Total capital	$12,060,823	$9,806,565

a) Ordinary Share Capital

The following table reconciles the opening and closing common equity positions at December 31, 2009 and 2008:

(U.S. dollars in thousands)	December 31, 2009	December 31, 2008
Ordinary share equity – beginning of period	$5,116,831	$8,950,561
Net income (loss) attributable to XL Capital Ltd	74,991	(2,553,813)
Share repurchases	(626)	(4,966)
Share issues	741,291	2,388,561
Common share dividends	(136,804)	(261,464)
Preferred share dividends	(80,200)	(78,645)
Gain on redemption of Series C preference ordinary shares	211,816	–
Change in accumulated other comprehensive income	2,222,460	(3,374,086)
Impact of adoption of new authoritative OTTI guidance, net of tax	229,670	–
Share based compensation and other	52,988	50,683

Ordinary equity – end of period	$8,432,417	$5,116,831

b) Debt

The following tables present the Company’s debt under outstanding securities and lenders’ commitments as at December 31, 2009:

Notes Payable and Debt (U.S. dollars in thousands)	Commitment/ Debt	In Use/ Outstanding	Year of Expiry	Payments Due by Period
				Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
5-year revolvers (1)	$1,000,000	$–	2010/2012	$–	$–	$–	$
5-year revolver	100,000	–	2010	–	–	–
6.50% Guaranteed Senior Notes	600,000	599,350	2012	–	600,000	–
5.25% Senior Notes	600,000	596,933	2014	–	–	600,000		–
8.25% Senior Notes	575,000	575,000	2021	–	–	–		575,000
6.375% Senior Notes	350,000	350,000	2024	–	–	–		350,000
6.25% Senior Notes	325,000	324,450	2027	–	–	–		325,000

	$3,550,000	$2,445,733		$–	$600,000	$600,000		$1,250,000

“In Use” and “Outstanding” data represent December 31, 2009 accreted values. “Payments Due by Period” data represent ultimate redemption values.

(1)	The 2010 and 2012 5-year revolving credit facilities share a $1.0 billion revolving credit sublimit.

In addition, see Note 16 to the Consolidated Financial Statements, “Notes Payable and Debt Financing Arrangements” for further information.

At December 31, 2009, banks and investors provided the Company and its subsidiaries with $3.5 billion of debt capacity, of which $2.4 billion was utilized by the Company. These facilities consist of:

•	revolving credit facilities of $1.1 billion in aggregate.

•

senior Unsecured Notes of approximately $2.4 billion. These notes require the Company to pay a fixed rate of interest during their terms. At December 31, 2009, there were five outstanding issues of senior unsecured notes:

•

$600 million senior notes due January 2012, with a fixed coupon of 6.5%. The security is publicly traded. The notes were issued at $99.469 and gross proceeds were $596.8 million. Related expenses of the offering amounted to $7.9 million.

•

$600 million senior notes due September 2014, with a fixed coupon of 5.25%. The security is publicly traded. The notes were issued in two tranches of $300 million aggregate principal amount each–one tranche at 99.432% and the other at 98.419%. Aggregate gross proceeds were $593.6 million. Related expenses of the offering amounted to $4 million.

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

c) Preferred shares

As at December 31, 2009 the Company’s preferred share capital is made up of $1.0 billion Series E Preference ordinary shares and $182.7 million Series C Preference ordinary shares. As at December 31,

2008 the company’s preferred share capital is made up of $1.0 billion Series E Preference ordinary shares and $500 million Series C Preference ordinary shares.

On March 26, 2009, the Company completed a cash tender offer for its outstanding Series C Preference Ordinary Shares that resulted in approximately 12.7 million Series C Preference Ordinary Shares with a liquidation value of $317.3 million being purchased by the Company for approximately $104.7 million plus accrued and unpaid dividends, combined with professional fees totaling $0.8 million. As a result, a book value gain of approximately $211.8 million was recorded in the first quarter of 2009 to ordinary shareholders. In addition, see Note 21 to the Consolidated Financial Statements, “Share Capital” for further information.

d) Contingent Capital

At December 31, 2009, the Company has one contingent capital transaction where the outstanding put option has not been exercised. No up-front proceeds were received by the Company under this transaction. In the event that the associated irrevocable put option agreement is exercised, proceeds previously raised from investors from the issuance of pass-through trust securities would be received in return for the issuance of preferred shares. See below for further details on this transaction.

On December 5, 2006, the Company and certain operating subsidiaries (“Ceding Insurers”) entered into a securities issuance agreement (the “Securities Issuance Agreement”), and certain of the Company’s foreign insurance and reinsurance subsidiaries (“Ceding Insurers”) entered into an excess of loss reinsurance agreement (the “Reinsurance Agreement”), with Stoneheath Re (“Stoneheath”). The net effect of these agreements to the Company is the creation of a contingent put option to issue $350.0 million of preference ordinary shares in the aggregate. The agreements provide the Company with a Reinsurance Collateral Account in support of certain covered perils named in the Reinsurance Agreement. The covered perils include United States wind, European wind, California earthquake and terrorism worldwide. After an initial three-month period, the covered perils as well as the attachment points and aggregate retention amounts may be changed by the Ceding Insurers in their sole discretion. This may result in a material increase or decrease in the likelihood of payment under the Reinsurance Agreement. On each date on which a Ceding Insurer withdraws funds from the Reinsurance Collateral Account, the Company shall issue and deliver to Stoneheath an amount of XL Capital Ltd Series D Preference Shares (the “XL Preferred Securities”) having an aggregate liquidation preference that is equal to the amount of funds so withdrawn from the Collateral Account. The Company is obligated to reimburse Stoneheath for certain fees and ordinary expenses. The initial term of the Reinsurance Agreement was for the period from the Closing Date through June 30, 2007, with four annual mandatory extensions through June 30, 2011 (unless coverage is exhausted thereunder prior to such date). The Ceding Insurers may thereafter extend the Reinsurance Agreement at their option for additional calendar quarters without limit (unless coverage is exhausted thereunder). The contingent put option is recorded at fair value with changes in fair value recognized in earnings. The XL Preferred Securities, if issued, will pay dividends on a non-cumulative basis at a fixed rate of 6.868% per annum through October 15, 2011 and thereafter at a floating rate based on 3-month LIBOR, plus 3.12%.

e) Letter of Credit Facilities and other sources of collateral

At December 31, 2009, the Company had six letter of credit facilities in place with total availability of $7.25 billion, of which $3.0 billion was utilized.

Other Commercial Commitments (U.S. dollars in thousands)	Commitment	In Use	Year of Expiry	Amount of Commitment Expiration per period
				Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Letter of Credit Facility	$250,000	143,591	Continuous	–	–	–	–
Letter of Credit Facility (1)	2,250,000	–	2010	2,250,000	–	–	–
Letter of Credit Facility (1)	4,000,000	2,369,092	2012	–	4,000,000	–	–
Letter of Credit Facility	137	137	Continuous	–	–	–	–
Letter of Credit Facility	93	93	Continuous	–	–	–	–
Letter of Credit Facility	750,000	499,256	Continuous	–	–	–	–

Six letter of credit facilities	$7,250,230	$3,012,169		$2,250,000	$4,000,000	–	–

(1)	Of the total letter of credit facilities above, $1 billion is also included in the revolvers under notes payable and debt.

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

The following letter of credit facilities were originated, renewed or terminated during 2009:

On December 14, 2009, the £450 million letter of credit facility issued on November 14, 2007 that was supporting the Company’s syndicates at Lloyd’s of London terminated. This was replaced by a $750 million bilateral secured letter of credit facility.

Covenants

The Company’s Credit Facilities contains a number of financial covenants that must be met and maintained, and that among other things, could restrict, subject to certain exceptions, our financial flexibility including the ability to:

•	engage in mergers or consolidations;

•	dispose of assets out with the ordinary course of business;

•	create liens on assets; and

•	engage in certain transactions with affiliates.

The following outlines the covenant requirements and actual amounts as of December 31, 2009:

	Covenant Requirement	Actual Ratio or Balance at December 31, 2009	Margin of Adverse Development from December 31, 2009 Levels
Ratio of Total Funded Debt to Total Capitalization (1)	Less than 0.35:1.00	0.19:1.00	$4.6 billion
Maximum Secured Indebtedness (2)	Less than 15% of consolidated net worth	0%	$1.6 billion
Consolidated Net Worth (3)	$6.4 billion	$10.6 billion	$4.2 billion
Financial Strength Ratings (4)	Better than B++ from A.M. Best	A (stable)	Two notch downgrade

(1)	The ratio of total funded debt to total capitalization not to be greater than 0.35:1.00. This ratio is defined as total funded debt to the sum of total funded debt plus consolidated net worth.

(2)

Secured indebtedness excludes secured letter of credit facilities as permitted under the schedules to the credit facilities. At December 31, 2009, such secured letter of credit facilities amounted to $642.8 million.

(3)

Consolidated net worth means, at any time, the consolidated stockholders’ equity of the Company excluding (a) the effect of any adjustments required under the authoritative accounting guidance for accounting for certain investments in debt and equity securities; and (b) any exempt indebtedness (and the assets relating thereto) in the event such exempt indebtedness is consolidated on the consolidated balance sheet the Company.

(4)

Covenants require that, none of the XL Capital Group, XL Insurance (Bermuda) Ltd or XL Re Ltd have financial strength ratings of less than “A-” from A.M. Best. The financial strength ratings as at December 31, 2009 were – XL Capital Group, “A” (Stable), XL Insurance (Bermuda) Ltd “A” (Stable) and XL Re Ltd “A” (Stable).

As noted in the table above, at December 31, 2009, the Company was in compliance with all covenants by significant margins and the Company currently remains in compliance.

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

A downgrade below “A-” of the Company’s principal insurance and reinsurance subsidiaries by either S&P or A.M. Best, which is two notches below the current S&P financial strength rating of “A” (Negative) and the A.M. Best financial strength rating of “A” (Stable) of these subsidiaries, may trigger cancellation provisions in a significant amount of the Company’s assumed reinsurance agreements and may potentially require the Company to return unearned premiums to cedants. In addition, due to collateral posting requirements under the Company’s letter of credit and revolving credit facilities, such a downgrade may require the posting of cash collateral in support of certain “in use” portions of these facilities (see “–Liquidity and Capital Resources”). Specifically, a downgrade below “A-” by A.M. Best would trigger such collateral requirements for the Company’s two largest credit facilities. In certain limited instances, such downgrades may require the Company to return cash or assets to counterparties or to settle derivative and/or other transactions with the respective counterparties. See Item 1A, “Risk Factors,” “A downgrade or potential downgrade in our financial strength and credit ratings by one or more rating agencies could materially and negatively impact our business, financial condition, results of operations and/or liquidity.”

Under the Company’s five-year U.S. credit facilities, in the event that the XL Capital Group, XL Insurance (Bermuda) Ltd and XL Re Ltd fail to maintain a financial strength rating of at least “A–” from A.M. Best, an event of default would occur.

The 6.5% Guaranteed Senior Notes indenture contains a cross default provision. In general, in the event that the Company defaults in the payment of indebtedness in the amount of $50.0 million or more, an event of default would be triggered under the Guaranteed Senior Notes indentures. Given that all of the Company’s Debt Documents contain cross default provisions, this may result in all holders declaring such debt due and payable and an acceleration of all debt due under those documents. If this were to occur, the Company may not have funds sufficient at that time to repay any or all of such indebtedness.

Long-Term Contractual Obligations

The following table presents the Company’s long term contractual obligations and related payments as at December 31, 2009, due by period. This table excludes further commitments of $134.4 million to the Company’s related investment funds and certain limited partnerships, and letter of credit facilities of $3.0 billion. See Item 8, Note 17 to the Consolidated Financial Statements, “Derivative Instruments,” and Note 20 to the Consolidated Financial Statements, “Commitments and Contingencies.” See Item 8, Note 16 to the Consolidated Financial Statements, “Notes Payable and Debt and Financing Arrangements,” for further information.

Contractual Obligations (U.S. dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt obligations	$2,450,000	$–	$600,000	$600,000	$1,250,000
Interest on long-term debt	947,018	114,943	267,124	160,950	404,001
Contingent capital facilities	33,280	8,320	16,640	8,320	–
Equity Units	560,564	49,231	143,692	142,313	225,328
Operating lease obligations	208,596	32,639	57,418	44,286	74,253
Capital lease obligations	257,406	11,116	23,072	24,241	198,977
Deposit liabilities (1)	3,430,711	699,319	304,549	289,440	2,137,403
Future policy benefits (2)	9,017,957	384,095	752,287	769,523	7,112,052
Unpaid losses and loss expenses – property and casualty operations (3)	21,218,196	4,368,764	5,799,231	3,474,695	7,575,506

Total	$38,123,728	$5,668,427	$7,964,013	$5,513,768	$18,977,520

(1)

Deposit liabilities on the Company’s Consolidated Balance Sheet at December 31, 2009 were $2,208,699. The difference from the amount included above relates to the discount on payments due in the future. The payment related to these liabilities varies primarily based on interest rates. The ultimate payments associated with these liabilities could differ from the Company’s estimate. See Item 8, Note 14 to the Consolidated Financial Statements, “Deposit Liabilities,” for further information.

(2)

Future policy benefit reserves related to Life operations were $5,490,119 on the Company’s Consolidated Balance Sheet at December 31, 2009. Amounts reflected above include an allowance for future premiums in respect of contracts under which premiums are payable throughout the life of the underlying policy. The value of the discount is also included for those lines of business that have reserves where future claim payments and future premium receipts can be estimated using actuarial principles. The timing and amounts of actual claims payments and premium receipts related to these reserves vary based on the underlying experience of the portfolio. Typical elements of the experience include mortality, morbidity and persistency. The ultimate amount of the claims payments and premium receipts could differ materially from the Company’s estimated amounts.

(3)

The unpaid loss and loss expenses were $20,823,524 on the Company’s Consolidated Balance Sheet at December 31, 2009. The difference from the amount included above relates to the discount on payments due in the future for certain workers compensation lines. The timing and amounts of actual claims payments related to these P&C reserves vary based on many factors including large individual losses, changes in the legal environment, as well as general market conditions. The ultimate amount of the claims payments could differ materially from the Company’s estimated amounts. For information regarding the estimates for unpaid loss and loss expenses as well as factors effecting potential payment patterns of reserves for actual and potential claims related the Company’s different lines of business see “Critical Accounting Policies and Estimates” above. Certain lines of business written by the Company, such as excess casualty, have loss experience characterized as low frequency and high severity. This may result in significant variability in loss payment patterns and, therefore, may impact the related asset/liability investment management process. In order to be in a position, if necessary, to make these payments, the Company’s liquidity requirements are supported by having revolving lines of credit facilities available to the Company and significant reinsurance programs, in addition to the Company’s general high grade fixed income investment portfolio.

Variable Interest Entities (“VIEs”) and Other Off-Balance Sheet Arrangements

At times, the Company has utilized VIEs both indirectly and directly in the ordinary course of the Company’s business.

The Company invests in CDOs, and other investment vehicles that are issued through variable interest entities as part of the Company’s investment portfolio. The activities of these VIEs are generally limited to holding the underlying collateral used to service investments therein. Our involvement in these entities is passive in nature and we are not the arranger of these entities. The Company has not been involved in establishing these entities. The Company is not the primary beneficiary of these variable interest entities as contemplated in current authoritative accounting guidance.

The company has a limited number of remaining outstanding credit enhancement exposures including written financial guarantee and credit default swap contracts. The obligations related to these transactions are often securitized through variable interest entities. The Company is not the primary beneficiary of these variable interest entities as contemplated in current authoritative accounting guidance. For further details on the nature of the obligations and the size of the company’s maximum exposure see Note 2(r), “Recent Accounting Pronouncements”, and Note 17, “Derivative Instruments”.

The Company has utilized variable interest entities in certain instances as a means of accessing contingent capital. The Company has utilized unconsolidated entities in the formation of contingent capital facilities.

On December 5, 2006, the Company and certain operating subsidiaries (“Ceding Insurers”) entered into a securities issuance agreement (the “Securities Issuance Agreement”), and certain of the Company’s foreign insurance and reinsurance subsidiaries (“Ceding Insurers”) entered into an excess of loss reinsurance agreement (the “Reinsurance Agreement”), with Stoneheath Re (“Stoneheath”). The net effect of these agreements to the Company is the creation of a contingent put option in the amount of $350.0 million in the aggregate. The Company’s interests in Stoneheath represents an interest in a variable interest entity under current authoritative accounting guidance, however, the Company is not the primary beneficiary as contemplated in that guidance. Given that there are no contractual requirements or intentions to enter into additional variable interests in this entity; management considers the likelihood of consolidating Stoneheath in the future to be remote.

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following: (i) changes in ratings, rating agency policies or practices; (ii) changes in the size of the Company’s claims relating to natural catastrophe losses due to the preliminary nature of some reports and estimates of loss and damage to date; (iii) trends in rates for property and casualty insurance and reinsurance; (iv) the timely and full recoverability of reinsurance placed by the Company with third parties, or other amounts due to the Company; (v) changes in the projected amount of ceded reinsurance recoverables and the ratings and creditworthiness of reinsurers; (vi) the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by the Company; (vii) ineffectiveness or obsolescence of the

Company’s business strategy due to changes in current or future market conditions; (viii) increased competition on the basis of pricing, capacity, coverage terms or other factors; (ix) greater frequency or severity of claims and loss activity than the Company’s underwriting, reserving or investment practices anticipate based on historical experience or industry data; (x) the effects of inflation on our business, including on pricing and reserving; (xi) developments, including uncertainties related to the depth and duration of the current recession, and future volatility, in the world’s credit, financial and capital markets that adversely affect the performance and valuation of XL’s investments or access to such markets; (xii) the potential impact on the Company from government-mandated insurance coverage for acts of terrorism; (xiii) the potential for changes to methodologies, estimations and assumptions that underlie the valuation of the Company’s financial instruments that could result in changes to investment valuations; (xiv) changes to the Company’s assessment as to whether it is more likely than not that the Company will be required to sell, or has the intent to sell, available for sale debt securities; (xv) developments in bankruptcy proceedings or other developments related to bankruptcies of companies insofar as they affect property and casualty insurance and reinsurance coverages or claims that the Company may have as a counterparty; (xvi) availability of borrowings and letters of credit under the Company’s credit facilities; (xvii) the ability of the Company’s subsidiaries to pay dividends to the holding company, XL Capital Ltd; (xviii) the potential effect of domestic and foreign regulatory developments, including those which could increase the Company’s business costs and required capital levels; (xix) changes in regulation or tax laws applicable to the Company or its subsidiaries, brokers or customers; (xx) acceptance of the Company’s products and services, including new products and services; (xxi) changes in the availability, cost or quality of reinsurance; (xxii) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xxiii) loss of key personnel; (xxiv) the effects of mergers, acquisitions and divestitures; (xxv) changes in accounting policies or practices or the application thereof; (xxvi) legislative or regulatory developments including, but not limited to, changes in regulatory capital balances that must be maintained by the Company’s operating subsidiaries and governmental actions for the purpose of stabilizing the financial markets; (xxvii) other changes in general economic conditions, including changes in interest rates, credit spreads, foreign currency exchange rates, inflation and other factors; (xxviii) the effects of business disruption or economic contraction due to war, terrorism or other hostilities; (xxix) changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof; (xxx) XL’s ability to obtain approval of the Company’s ordinary shareholders and the Grand Court of the Cayman Islands for, and to satisfy the other conditions to, XL’s previously announced proposed redomestication to Ireland from the Cayman Islands within the expected time frame or at all; (xxxi) XL’s ability to realize the expected benefits from the redomestication; (xxxii) the occurrence of difficulties in connection with the redomestication; (xxxiii) any unanticipated costs in connection with the redomestication; and (xxxiv) the other factors set forth in the Company’s other documents on file with the SEC. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to update publicly or revise any forward- looking statement, whether as a result of new information, future developments or otherwise.

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

Market risk represents the potential for loss due to adverse changes in the fair value of financial and other instruments. The Company is principally exposed to the following market risks: interest rate risk, foreign currency exchange rate risk; equity price risk; credit risk; legacy weather and energy-related risk, and other related market risks. For a discussion of related risks, see the risk factor titled “We are exposed to significant capital markets risks related to changes in interest rates, credit spreads, equity prices and foreign exchange rates which may adversely affect our results of operations, financial condition or cash flows” in Item 1A Risk Factors, above.

The Company’s investment market risk arises from its investment portfolio which consists of fixed income securities, alternative investments, public equities, private investments, derivatives, other investments, and cash, denominated in both U.S. and foreign currencies, which are sensitive to changes in interest rates, credit spreads, equity prices, foreign currency exchange rates and other related market risks. The Company’s fixed income and equity securities are classified as available for sale with the exception of certain Euro denominated Life assets, and as such, changes in interest rates, credit spreads on corporate and structured credit, equity prices, foreign currency exchange rates or other related market instruments will have an immediate effect on comprehensive income or loss and shareholders’ equity but may not have an immediate effect on net income. Changes in interest rates, credit spreads, equity prices and other related market instruments affect consolidated net income when, and if, a security is sold or impaired.

The Company conducts its derivative activities primarily in investment-related derivatives, which may include credit derivatives, and previously within weather and energy derivatives. From time to time, the Company uses investment derivative instruments such as futures, options, interest rate swaps, credit default swaps and foreign currency forward contracts to manage the duration of its investment portfolio and foreign currency exposures and also to obtain exposure to a particular financial market. The Company’s derivative transactions expose the Company to interest rate risk, credit derivative risk, weather and energy risk, foreign currency exchange rate risk, equity risk, and other market risks. The Company attempts to manage these risks based on guidelines established by management and approved by the Finance Committee. Derivative instruments are carried at fair value with the resulting changes in fair value if not hedge accounted recognized in income in the period in which they occur. Credit derivatives are purchased within the Company’s investment portfolio, have been sold through a limited number of contracts written as part of the Company’s previous XLFS business, and were previously entered into through the Company’s prior reinsurance agreements with Syncora. Following the closing of the Master Agreement, which terminated certain reinsurance and other agreements, these credit derivative exposures were eliminated by virtue of the commutation of the relevant reinsurance agreement. As of December 31, 2009, the remaining credit derivative exposure outside of the Company’s investment portfolio consisted of 2 contracts written by the Company that provide credit protection on senior tranches of structured finance transactions with total insured contractual payments outstanding of $271.7 million ($244.9 million principal and $26.8 million interest), weighted average contractual term to maturity of 6.0 years, a total liability recorded of $18.4 million, and an average rating of AA on the underlying obligations. As of December 31, 2009, there have been no reported events of default on the underlying obligations.

This risk management discussion and the estimated amounts generated from the sensitivity and VaR analyses presented in this document are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these estimated results due to, among other things, actual developments in the global financial markets and changes in the composition of the Company’s investment portfolio. The results of analysis used by the Company to assess and mitigate risk should not be considered projections of future events of losses. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Note Regarding Forward-Looking Statements”.

Interest Rate Risk

The Company’s aggregate fixed income portfolio is exposed to interest rate risk. Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. A rise in interest rates generally would decrease the fair value of the Company’s aggregate fixed income portfolio, offset by the Company’s ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates generally would increase the fair value of the Company’s aggregate fixed income portfolio, offset by lower rates of return on funds reinvested. The Company manages interest rate risk within the context of its overall asset liability management strategy by setting duration targets for its investment portfolio in line with the estimated duration of its liabilities, thus mitigating the overall economic effect of interest rate risk. The Company remains nevertheless exposed to accounting interest rate risk since the assets are marked to market, thus subject to market conditions, while liabilities are accrued at a static rate. The hypothetical case of an immediate 100 basis point adverse parallel shift in global bond curves as at December 31, 2009, would decrease the fair value of the Company’s aggregate fixed income portfolio by approximately 4.0% or $1.4 billion on both the Company’s held to maturity and available for sale portfolios. Effective October 1, 2009, in connection with the run-off of the Life investment portfolio, $546.1 million of Euro-denominated government securities with an average duration of 14.1 years were designated as held to maturity, and the mark to market impact from those securities does not impact the Company’s book value.

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

Foreign currency exchange rate risk in general is reviewed as part of the Company’s risk management process. Foreign exchange contracts within the investment portfolio are utilized to manage individual portfolio foreign exchange exposures, subject to investment management service providers’ guidelines established by management. These contracts are not designated as specific hedges for financial reporting purposes and, therefore, realized and unrealized gains and losses on these contracts are recorded in income in the period in which they occur. These contracts generally have maturities of three months or less. The Company also attempts to manage the foreign exchange volatility arising on certain transactions denominated in foreign currencies. These include, but are not limited to, premium receivable, reinsurance contracts, claims payable and investments in subsidiaries.

The principal currencies creating foreign exchange risk for the Company are the British pound sterling, the Euro, the Swiss Franc, and the Canadian dollar. The Company’s net notional foreign currency denominated exposure on foreign exchange contracts was $859.7 million and $186.2 million as at December 31, 2009 and 2008, respectively, with a net unrealized loss of $0.8 million and a net unrealized loss of $3.2 million as at December 31, 2009 and 2008, respectively.

Equity Price Risk

The Company’s equity portfolio as well as certain derivatives and certain affiliate investments are exposed to equity price risk. Equity price risk is the potential loss arising from changes in the market value of equities. An immediate hypothetical 10% change in the value of each equity position in the Company’s equity portfolio would affect the fair value of the equity portfolio by approximately $1.2 million as at December 31, 2009. This excludes exposures to equities in the Company’s affiliate investments.

As at December 31, 2009, the Company’s equity portfolio was approximately $12.0 million as compared to approximately $329.8 million as at December 31, 2008. This excludes fixed income fund investments and publicly traded alternative funds that generally do not have the risk characteristics of equity investments but do have some correlation to equity markets. As at December 31, 2009, the Company’s allocation to equity securities was a negligible % of the investment portfolio (including cash and cash equivalents, accrued investment income and net receivable (payable) for investments sold (purchased) as compared to approximately 1.1% as at December 31, 2008.

For further discussion of the exposure to equity market movements in the Company’s investment portfolio see the Investment Value-at-Risk (“VaR”) section below.

Credit Risk

The Company’s exposure in the investment portfolio to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. A widening of credit spreads will increase the net unrealized loss position of the investment portfolio, will increase losses associated with credit derivatives where the Company assumes credit exposure, and, if issuer credit spreads increase significantly or for an extended period of time, would likely result in higher other-than-temporary impairments. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. In addition, market volatility can make it difficult to value certain of the Company’s securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on the Company’s consolidated results of operations or financial condition.

The Company’s exposure to market movements related to credit risk is primarily due to its investment portfolio, receivable and ceded reinsurance balances. Within the investment portfolio, credit risk is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries or countries. The credit spread duration representing the average percentage increase (decrease) in the Company’s fixed income portfolio resulting from a 100 bp spread decline (increase) evenly across all credit markets is 3.6 years at December 31, 2009 as compared to 3.2 years at December 31, 2008. The increase in 2009 is as a result of purchases of spread products such as Agency RMBS, offset by the cumulative effects of the 2009 derisking efforts. The hypothetical case of an immediate 25 basis point increase in all the global corporate and structured credit spreads to which the Company’s aggregate fixed income portfolio is exposed to at December 31, 2009 would decrease the fair value of the Company’s aggregate fixed income portfolio by approximately $251.0 million. This excludes exposure to credit in the Company’s alternative investments. In addition, credit risk pertains to adverse change in the creditworthiness of the Company’s reinsurers and retrocessionaires, and their ability to pay certain reinsurance receivable and recoverable balances.

The Company manages credit risk in the investment portfolio, including fixed income, alternative and short-term investment through the credit research performed primarily by the investment management service providers and limitations on the investment portfolio’s exposure to individual credits. Credit limits for corporate exposures are based on an internal model that allows the limits to be linked to the Company’s balance sheet credit risk taking capacity while also taking into consideration internal views on specific issuers and on current or expected market credit conditions. Credit limits for other sectors are derived from the corporate limits using multipliers as a way to quantify intrinsic credit quality characteristics differences with the corporate sector. Limits are reviewed regularly and ensure that potential losses from individual defaults should not exceed predetermined levels.

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

The Company has also developed a proprietary model for the investment portfolio to assess corporate credit risk based upon its individual holdings mark-to-market exposure, credit rating, seniority in the capital structure, migration and default probabilities, durations, default correlations and loss severity given a default event. Based upon these factors and related market based inputs, the Company can estimate the credit risk of the Company’s corporate portfolio and its various components. Assumptions are reviewed regularly to ensure the risk estimates are reasonable and reflect underlying exposures.

The table below shows the Company’s aggregate fixed income portfolio by credit rating in percentage terms of the Company’s aggregate fixed income exposure (including fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased) as at December 31, 2009.

Percentage of Aggregate Fixed Income Portfolio
AAA	55.2
AA	15.6
A	18.7
BBB	7.0
BB & below	3.5
NR	0.0

Total	100.0%

At December 31, 2009 and 2008, the average credit quality of the Company’s aggregate fixed income investment portfolio was “AA”, excluding operating cash. The Company’s $12.6 billion portfolio of government and government related, agency, sovereign and cash holdings were rated “AAA” at December 31, 2009. The Company’s $10.5 billion portfolio of corporates is rated “A”. The Company’s $10.8 billion structured credit portfolio is “A+” rated.

The table below summarizes the Company’s significant exposures (defined as having an amortized cost in excess of $50.0 million) to corporate bonds of financial issuers held within its investment portfolio, representing both amortized cost and unrealized gains (losses):

(U.S. dollars in millions)
Issuer (by Global Ultimate Parent)	Amortized Cost at December 31, 2009 (1)	Unrealized Gain (Loss) at December 31, 2009
Bank Of America Corporation	$266.2	$(13.6)
Lloyds Banking Group Plc	174.3	1.5
The Goldman Sachs Group Inc.	144.6	(0.9)
Wells Fargo & Company	143.4	0.5
Banco Santander, SA	142.5	(27.5)
Citigroup Inc.	134.5	(10.7)
HSBC Holdings Plc	131.6	(4.3)
JP Morgan Chase & Co.	124.0	(7.2)
Morgan Stanley	123.8	2.6
Barclays Plc	115.1	(26.4)
AIG Inc.	86.0	(14.7)
Aviva Plc	82.6	(13.7)
Australia And New Zealand Banking Group Limited	71.8	1.2
RFS Holdings B.V.	69.5	2.4
BNP Paribas	68.9	(5.1)
Credit Suisse Group AG	68.7	(0.4)
Nationwide Building Society	67.2	(5.5)
Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A.	65.6	(2.3)
Assicurazioni Generali S.P.A.	61.0	(9.3)
Legal & General Group Plc	60.2	(12.0)
Credit Agricole SA	59.2	(7.8)
Unicredit S.P.A.	55.9	(11.0)
Danske Bank A/S	55.7	(11.1)
Northern Rock Plc	55.0	(5.0)
Societe Generale	53.3	(1.5)
Metlife, Inc.	53.2	0.6

(1)	Government-guaranteed paper has been excluded from the above figures.

Within the Company’s corporate financial bond holdings, the Company is further monitoring its exposures to hybrid securities, representing Tier One and Upper Tier Two securities of various financial institutions. The following table summarizes the top ten exposures to hybrid securities, listed by amortized cost representing both amortized cost and unrealized (losses):

(U.S. dollars in millions)
Issuer (by Global Ultimate Parent)	Tier One Amortized Cost at December 31, 2009	Upper Tier Two Amortized Cost at December 31, 2009	Total Amortized Cost at December 31, 2009	Net Unrealized (Loss) at December 31, 2009
Barclays, Plc	$54.9	$60.2	$115.1	$(26.4)
Banco Santander, S.A.	49.1	61.3	110.4	(26.6)
Assicurazioni Generali S.P.A	61.0	–	61.0	(9.3)
Aviva PLC	5.8	55.2	61.0	(11.1)
Danske Bank A/S	35.0	20.7	55.7	(11.1)
Credit Agricole SA	10.8	42.6	53.4	(7.9)
Unicredit S.P.A.	46.2	–	46.2	(11.2)
Bank of America Corporation.	30.3	–	30.3	(9.8)
Nordea Bank AB (PUBL)	–	29.4	29.4	(3.5)
BNP Paribas	28.8	–	28.8	(4.8)

Total	$321.9	$269.4	$591.3	$(121.7)

As at December 31, 2009, the top 10 corporate holdings, which exclude government guaranteed and government sponsored enterprises, represented approximately 4.9% of the aggregate fixed income portfolio and approximately 16.0% of all corporate holdings. The top 10 corporate holdings listed below represent the direct bond exposure to the corporations listed below, including their subsidiaries, and excludes any securitized, credit enhanced and collateralized asset or mortgage backed securities, cash and cash equivalents, pooled notes and any over-the-counter (“OTC”) derivative counterparty exposures, if applicable.

Top 10 Corporate Holdings (1)	Percentage of Aggregate Fixed Income Portfolio (2)
Bank of America Corporation	0.76%
General Electric Company Citigroup Inc	0.60%
Lloyds Banking Group PLC	0.53%
Pfizer Inc.	0.51%
AT&T Inc	0.46%
The Goldman Sachs Group, Inc	0.43%
Wells Fargo & Company	0.43%
Glaxosmithkline PLC.	0.42%
Verizon Communications, Inc.	0.42%
HSBC Holdings Plc	0.38%

(1)	Corporate issuers exclude government-backed, government-sponsored enterprises and cash and cash equivalents.

(2)	Includes fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased and excludes government-guaranteed paper.

As at December 31, 2009, the top 5 corporate sector exposures listed below represented 24.4% of the aggregate fixed income investment portfolio and 78.9% of all corporate holdings.

(U.S. dollars in millions)
Top 5 Sector Exposures	Fair Value	Percentage of Aggregate Fixed Income Portfolio
Financials (1)	$3,950.5	11.7%
Consumer, Non-Cyclical	1,553.5	4.6%
Utilities	1,041.9	3.1%
Communications	959.6	2.8%
Industrials	756.4	2.2%

Total	$8,261.9	24.4%

(1)	Government-guaranteed paper has been excluded from the above figures.

The Company also has exposure to market movement related to credit risk associated with its mortgage-backed and asset-backed securities. The table below shows the breakdown of the $10.8 billion structured credit portfolio, of which 77.9% is AAA rated:

(U.S. dollars in millions)	Fair Value	Percentage of Structured Portfolio
CMBS	$1,222.9	11.3%
Agency RMBS	6,256.6	57.9%
Prime RMBS	484.0	4.5%
Core CDO (non-ABS CDOs and CLOs)	700.9	6.5%
Other ABS:
ABS – Auto	202.2	1.9%
ABS – Credit Cards	246.4	2.3%
ABS – Other	961.6	8.9%
Topical:
Sub-prime first lien	377.6	3.5%
Alt-A	316.8	2.9%
Second lien (including sub-prime second lien mortgages)	37.8	0.3%
ABS CDO’s with sub-prime collateral	5.4	0.0%

Total	$10,812.2	100.0%

For further discussion of the exposure to credit market movements in the Company’s investment portfolio see the Investment Value-at-Risk section below.

Credit derivatives are purchased within the Company’s investment portfolio, have been sold through a limited number of contracts written as part of the Company’s previous XL Financial Solutions business, and were previously entered into through the Company’s prior reinsurance agreements with Syncora, as described below. From time to time, the Company may purchase credit default swaps to hedge an existing position or concentration of holdings. The credit derivatives are recorded at fair value. Following the secondary sale of Syncora common shares, the Company retained some credit derivative exposures written by Syncora and certain of its subsidiaries through reinsurance agreements that had certain derivatives exposures embedded within them. Following the closing of the Master Agreement which terminated certain reinsurance and other agreements, these credit derivative exposures were eliminated by virtue of the commutation of the relevant reinsurance agreements. As of December 31, 2009, the remaining credit derivative exposure outside of the Company’s investment portfolio consisted of 23 contracts written by the Company that provide credit protection on senior tranches of structured finance transactions with total net par values outstanding of $639.5 million, a weighted average contractual term to maturity of 5.7 years, a total liability recorded of $28.6 million, and an average rating of AA on the underlying obligations. As of December 31, 2009, there have been no reported events of default on the underlying obligations.

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

Other Market Risks

The Company’s private investment portfolio is invested in limited partnerships and other entities which are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments, and risks specific to startup or small companies. As at December 31, 2009, the Company’s exposure to private investments, excluding unfunded commitments, was $324.1 million representing 1.0% of the fixed income portfolio compared to $404.8 million as at December 31, 2008.

The Company’s alternative investment portfolio, which is exposed to equity and credit risk as well as certain other market risks, had a total exposure of $800.2 million making up approximately 2.4% of the investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) at December 31, 2009, as compared to December 31, 2008, where the Company had a total exposure of $1.1 billion representing approximately 3.2% of the investment portfolio. The VaR associated with the alternative investment portfolio at December 31, 2009 was approximately $60.5 million using proxy indices. For further discussion of the VaR of the Company’s investment portfolio see the Investment Value-at-Risk section below.

At December 31, 2009, bond and stock index futures outstanding had a net long position of $81.8 million as compared to a net long position of $101.7 million at December 31, 2008. A 10% appreciation or depreciation of the underlying exposure to these derivative instruments would have resulted in realized gains or realized losses of $8.2 million as at December 31, 2009 and $10.2 million as at December 31, 2008, respectively. The Company may reduce its exposure to these futures through offsetting transactions, including options and forwards.

Investment Value-at-Risk (VaR)

Central to the Company’s market risk management framework for Investments is VaR. VaR is a statistical risk measure, calculating the level of potential losses that could be expected to be exceeded, over a specified holding period and at a given level of confidence, in normal market conditions, due to adverse movements in the investment portfolio’s underlying securities and investments valuations.

The Company uses VaR as a statistical risk measure of the two principal components of its investment portfolio:

1) Property and casualty (“P&C”) investment portfolio: The largest component of the investment portfolio is the P&C investment portfolio and its principal objective is to support the Company’s insurance and reinsurance operations, the liabilities of which have some uncertainty as to the timing and/or amount. In addition, a smaller portion of the P&C investment portfolio supports run-off financial businesses (Structured Indemnity and Other Financial Lines), in which the liabilities have a greater level of certainty.

2) The Life investment portfolio: The principal objective of the Life investment portfolio is to support the Company’s life operations, which are now in run-off. The largest portion of the Life investment portfolio supports the policy benefit reserves associated with asset annuity transactions, with limited uncertainty as to the timing or amount of the liability cash flows. A smaller portion of the Life investment portfolio supports life annuity liabilities that were assumed without portfolio asset transfer.

The Company calculates the VaR of the investment portfolio, the P&C investment portfolio and Life investment portfolio, using a one year holding period and a 95% level of confidence. This means that, on average, the Company could expect marked-to-market results greater than predicted by the VaR results 5% of the time, or once every 20 years. The calculation of VaR is performed monthly using an analytical, or variance-covariance approach, based on the linear sensitivity of the investment portfolio and individual securities to a broad set of systematic market risk factors and idiosyncratic risk factors. The Company computes the parametric sensitivity of every security in the investment portfolio to changes in key interest rates, spreads, implied volatility, equities, and foreign exchange rates. The parametric exposures are summed using the appropriate investment portfolio weights to compute the investment portfolio’s exposure to these systematic and idiosyncratic market risk factors. Results for the investment portfolio are expressed both in terms of U.S. dollars and as a percentage of the Company’s investment portfolio. Results for the P&C investment portfolio and Life investment portfolio are expressed both in terms of U.S. dollars and as a percentage of the Company’s P&C investment portfolio and Life investment portfolio, respectively.

As part of the Company’s ongoing initiatives to enhance its risk reporting activities, the Company expanded its modeling capabilities and analytics to measure the VaR of the investment portfolio, P&C investment portfolio and Life investment portfolio, excluding the foreign exchange rate risk within the portfolios. Within its asset liability framework for the investment portfolio, the Company pursues a general policy of holding the assets and liabilities in the same currency and as such the Company is not exposed to the risks associated foreign exchanges movements within the investment portfolio, as currency impacts on the assets are generally matched by corresponding impacts on the related liabilities, and accordingly are neutral to the Company’s book value. The Company considers that the investment portfolio VaR, P&C investment portfolio VaR and Life investment portfolio VaR, results excluding foreign exchange rate risk are the more relevant and appropriate metrics to consider when assessing the actual risk of the portfolios.

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

The VaR of the investment portfolio at December 31, 2009 was approximately $1.8 billion including foreign exchange rate risk and $1.4 billion excluding foreign exchange rate risk. The VaR of all investment related derivatives excluding investments in affiliates and other investments was approximately $44.5 million.

In instances where the data or time series are insufficient to determine the risk factor sensitivities, the VaR approach uses proxy time series data available for similar instruments. As at December 31, 2009, approximately $5.2 billion used proxy time series data. Approximately $1.3 billion related to various fixed income portfolios (of which $337.3 million was in mortgage backed and asset backed securities), $2.4 billion to various cash portfolios, $800.2 million to alternative investments, $319.6 million to private investments, $10.5 million to equity portfolios, and ($6.6 million) to derivatives. The Company reviews the proxies to ensure that an appropriate data and time series is being used in the calculations. For $485.3 million related to strategic investments, proxy time series data was not available and accordingly risk results were not modelled.

The following tables show the Company’s average, minimum and maximum VaR in percentage and dollar terms for the investment portfolio, P&C investment portfolio and Life investment portfolio during the year ended December 31, 2009, based upon the VaR at quarter end dates excluding foreign exchange rate risk, and the Company’s VaR in percentage and dollar terms, respectively, for the investment portfolio as at December 31, 2009. The Company’s investment portfolio VaR, P&C investment portfolio VaR and Life investment portfolio VaR as at December 31, 2009 is not necessarily indicative of future VaR levels.

	Average VaR % VaR (1)	Minimum VaR % VaR (1)	Maximum VaR % VaR (1)	At December 31, 2009 % VaR (1)
P&C investment portfolio VaR	4.20%	3.19%	5.12%	3.19%
Life investment portfolio VaR	10.61%	9.07%	13.64%	9.76%
Undiversified VaR (2)	5.33%	4.37%	6.52%	4.37%
Diversification VaR (3)	0.52%	N/A %	N/A %	0.39%
Investment portfolio VaR (4)(5)	4.81%	3.98%	5.64%	3.98%

(U.S. dollars in millions)	Average VaR during 2009 $VaR (6)	Minimum VaR during 2009 $VaR (6)	Maximum VaR during 2009 $VaR (6)	VaR as at December 31, 2009 $VaR (6)
P&C investment portfolio VaR (7)	$1,148.7	$931.2	$1,357.1	$931.2
Life investment portfolio VaR (7)	$627.6	$598.3	$688.8	$622.8
Investment portfolio VaR (4)(5)	$1,604.7	$1,415.0	$1,802.4	$1,415.0

(1)

Based on a 95% confidence level with a one year holding period, excluding foreign exchange rate risk as described above. Results for the P&C investment portfolio and Life investment portfolio are expressed as a percentage of the P&C investment portfolio and Life investment portfolio market values, respectively. Results for the investment portfolio, Undiversified VaR and Diversification VaR are expressed as a percentage of the investment portfolio market value.

(2)

Average Undiversified VaR for the year ended December 31, 2009 and Undiversified VaR at December 31, 2009 is the market value weighted summation of the individual VaRs for the P&C investment portfolio and Life investment portfolio and, by construction, ignores any and all correlations between these portfolios (and their underlying asset classes). The Undiversified VaR therefore ignores diversification benefits that exist in between these portfolios (and their respective underlying asset classes). Maximum and Minimum Undiversified VaR is not necessarily the summation of the individual VaRs for each of the separate portfolios since the Maximum and Minimum VaR and the Maximum and Minimum Undiversified VaR do not necessarily refer to the same point in time.

(3)

Diversification VaR equals the difference between the investment portfolio VaR and the Undiversified VaR. As the former explicitly accounts for the correlations and diversification benefits that exist between the P&C investment portfolio and Life investment portfolio and the latter explicitly does not, the difference in the two VaR results is due to the “diversification benefits.” These diversification benefits arise due to the risk reduction that occurs when different assets, that are not perfectly correlated, are combined in a portfolio. It will vary over time dependent on: changes in allocations; changes in the correlations between the different underlying asset classes; and changes in the underlying asset class risks. The NA reflects the fact that, since the Minimum and Maximum VaR do not refer to the same point in time, it is therefore not meaningful to calculate the Diversification VaR.

(4)

Investment portfolio VaR is based on the prescribed methodology that explicitly accounts for the diversification benefits that occur when each of the allocations to the P&C investment portfolioand Life investment portfolio (and their underlying asset classes) are included in the investment portfolio.

(5)	Investment portfolio refers to the aggregate of the two main components of the Company’s investment portfolio – the P&C investment portfolio and Life investment portfolio.

(6)	Based on a 95% confidence level with a one year holding period, expressed in millions of U.S. Dollars.

(7)

P&C investment portfolio VaR and Life investment portfolio VaR are based on the prescribed VaR methodology applied separately and independently to the P&C investment portfolio and Life investment portfolio, respectively. The VaR results take into account the risk and diversification benefits associated with the actual underlying securities, asset classes and allocations held in the P&C investment portfolio and Life investment portfolio respectively.

The Company’s investment portfolio VaR is driven by: the size and duration of the overall investment portfolio; the size of the allocations to the different asset classes and securities in the asset classes; the risks associated with each of the asset classes and securities; and the correlations and diversification benefits between each of the asset classes and securities. Changes in any of these variables will have a direct impact on the Company’s VaR.

Stress Testing

VaR does not provide the means to estimate the magnitude of the loss in the 5% of occurrences when the Company expects the VaR level to be exceeded. To complement the VaR analysis based on normal market environments, the Company considers the impact on the investment portfolio in several different historical stress periods to analyze the effect of unusual market conditions. The Company establishes certain historical stress test scenarios which are applied to the actual investment portfolio. As these stress tests and estimated gains and losses are based on historical events, they will not necessarily reflect future stress events or gains and losses from such events. The results of the stress test scenarios are reviewed on a regular basis to ensure they are appropriate, based on current shareholders equity, market conditions and the

Company’s total risk tolerance. It is important to note that when assessing the risk of the Company’s investment portfolio, the Company does not take into account either the value or risk associated with the liabilities arising from the Company’s operations.

The table below shows the maximum impact on the Company’s investment portfolio excluding the impact of foreign exchange rates if all events stress tested were to repeat themselves, given the actual investment portfolio’s allocations at the quarters ended March 31, June 30, September 30 and December 31, 2009. The Company assumes that no action is taken during the stress period to either liquidate or rebalance the portfolio. The Company believes that this fairly reflects the potential decreased liquidity that is often associated with stressed market environments.

Stress Test	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Maximum loss impact on investment portfolio	(3.6)%	(5.0)%	(5.2)%	(3.8)%
Maximum gain impact on investment portfolio	11.6%	12.6%	11.6%	11.7%

Given the investment portfolio allocations as at December 31, 2009, the Company would expect to lose approximately 3.8% of the investment portfolio if the most damaging event stress tested representing the period from September 2008 to November 2008 surrounding the Lehman bankruptcy was repeated, all other things held equal. Given the investment portfolio allocations as at December 31, 2009, the Company would expect to gain approximately 11.7% of the investment portfolio if the most favorable event stress tested, representing the bond market rally from May 2000 to June 2003 was repeated, all other things held equal.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

XL CAPITAL LTD
CONSOLIDATED BALANCE SHEETS AS AT DECEMBER 31, 2009 AND 2008

(U.S. dollars in thousands, except share amounts)	2009	2008
ASSETS
Investments:
Fixed maturities at fair value (amortized cost: 2009, $28,798,504; 2008, $28,990,477)	$27,512,032	$25,636,368
Equity securities, at fair value (cost: 2009, $12,344; 2008, $337,765)	17,779	361,819
Short-term investments, at fair value (amortized cost: 2009, $1,767,197; 2008, $1,500,767)	1,777,360	1,466,323

Total investments available for sale	29,307,171	27,464,510
Fixed maturities, held to maturity at amortized cost (fair value: 2009, $530,319; 2008, nil)	546,067	–
Investments in affiliates	1,185,604	1,552,789
Other investments	783,189	459,481

Total investments	31,822,031	29,476,780
Cash and cash equivalents	3,643,697	4,353,826
Accrued investment income	350,055	363,376
Deferred acquisition costs	654,065	713,501
Ceded unearned premiums	711,875	896,216
Premiums receivable	2,597,602	3,135,985
Reinsurance balances receivable	374,844	563,694
Unpaid losses and loss expenses recoverable	3,584,028	3,997,722
Net receivable from investments sold	84,617	125,991
Goodwill and other intangible assets	845,129	853,550
Deferred tax asset, net	193,868	331,348
Other assets	717,864	836,825

Total assets	$45,579,675	$45,648,814

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$20,823,524	$21,650,315
Deposit liabilities	2,208,699	2,710,987
Future policy benefit reserves	5,490,119	5,452,865
Unearned premiums	3,651,310	4,217,931
Notes payable and debt	2,451,417	3,189,734
Reinsurance balances payable	378,887	726,736
Net payable for investments purchased	36,979	26,536
Other liabilities	923,650	1,056,879

Total liabilities	$35,964,585	$39,031,983

Commitments and Contingencies
Redeemable Series C preference ordinary shares, 20,000,000 authorized, par value $0.01 Issued and outstanding: (2009, 7,306,920; 2008, 20,000,000)	$182,673	$500,000
Shareholders’ Equity:
Non-controlling interest in equity of consolidated subsidiaries	$2,305	$1,598
Series E preference ordinary shares, 1,000,000 authorized, par value $0.01 Issued and outstanding: (2009, 1,000,000; 2008, 1,000,000)	10	10
Class A ordinary shares, 999,990,000 authorized, par value $0.01 Issued and outstanding: (2009, 342,118,986; 2008, 330,812,343)	3,421	3,308
Additional paid in capital	10,474,688	9,792,371
Accumulated other comprehensive income (loss)	(1,142,467)	(3,364,927)
Retained earnings(deficit)	94,460	(315,529)

Total shareholders’ equity	$9,432,417	$6,116,831

Total liabilities, redeemable preference ordinary shares, and shareholders’ equity	$45,579,675	$45,648,814

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(U.S dollars in thousands, except per share amounts)	2009	2008	2007
Revenues:
Net premiums earned	$5,706,840	$6,640,102	$7,205,356
Net investment income	1,319,823	1,768,977	2,248,807
Realized investment gains (losses):
Net realized gains (losses) on investments sold	(108,979)	61,521	7,740
Other-than-temporary impairments on investments	(992,202)	(1,023,575)	(611,008)
Other-than-temporary impairments on investments transferred to other comprehensive income	179,744	–	–

Total net realized (losses) on investments	(921,437)	(962,054)	(603,268)
Net realized and unrealized (losses) on derivative instruments	(33,647)	(73,368)	(55,451)
Income (loss) from investment fund affiliates	78,867	(277,696)	326,007
Fee income and other	43,201	52,158	14,271

Total revenues	$6,193,647	$7,148,119	$9,135,722

Expenses:
Net losses and loss expenses incurred	$3,168,837	$3,962,898	$3,841,003
Claims and policy benefits	677,562	769,004	888,658
Acquisition costs	853,558	944,460	1,063,713
Operating expenses	1,055,823	1,161,934	1,144,910
Exchange (gains) losses	84,813	(184,454)	(19,734)
Interest expense	216,504	351,800	621,905
Extinguishment of debt	–	22,527	–
Impairment of goodwill	–	989,971	–
Amortization of intangible assets	1,836	2,968	1,680

Total expenses	$6,058,933	$8,021,108	$7,542,135

Income (loss) before income tax and income (loss) from operating affiliates	$134,714	$(872,989)	$1,593,587
Provision for income tax	120,307	222,578	233,922
Income (loss) from operating affiliates	60,480	(1,458,246)	(1,059,848)

Net income (loss)	$74,887	$(2,553,813)	$299,817
Non-controlling interest in net (gain) loss of subsidiary	(104)	–	23,928

Net income (loss) attributable to XL Capital Ltd	$74,991	$(2,553,813)	$275,889
Preference share dividends	(80,200)	(78,645)	(69,514)
Gain on redemption of Series C Preference Ordinary Shares	211,816	–	–

Net income (loss) attributable to ordinary shareholders	$206,607	$(2,632,458)	$206,375

Weighted average ordinary shares and ordinary share equivalents outstanding – basic	340,612	240,657	180,353
Weighted average ordinary shares and ordinary share equivalents outstanding – diluted	340,966	240,657	181,209

Earnings (loss) per ordinary share and ordinary share equivalent – basic	$0.61	$(10.94)	$1.14

Earnings (loss) per ordinary share and ordinary share equivalent – diluted	$0.61	$(10.94)	$1.14

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(U.S dollars in thousands)	2009	2008	2007
Net income (loss) attributable to XL Capital Ltd	$74,991	$(2,553,813)	$275,889
Impact of adoption of new authoritative OTTI guidance, net of taxes	(229,670)	–	–
Change in net unrealized gains (losses) on investments, net of tax	2,391,020	(2,893,060)	(747,941)
Change in OTTI losses recognized in other comprehensive income, net of tax	(123,343)	–	–
Change in underfunded pension liability	(3,427)	(2,124)	3,080
Change in value of cash flow hedge	438	439	4,338
Change in net unrealized gains (losses) on future policy benefit reserves	6,554	(6,998)	16,005
Foreign currency translation adjustments	180,888	(472,343)	317,319
Realization of accumulated other comprehensive loss on sale of Syncora	–	–	4,953

Comprehensive income (loss)	$2,297,451	$(5,927,899)	$(126,357)

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(U.S. dollars in thousands)	2009	2008	2007
Non-controlling Interest in Equity of Consolidated Subsidiaries:
Balance – beginning of year	$1,598	$2,419	$562,121
Sale of non-controlling interest	–	–	(583,622)
Non-controlling interest in net income (loss) of subsidiary	(104)	–	23,928
Non-controlling interest share in change in AOCI	811	(821)	(8)

Balance – end of year	$2,305	$1,598	$2,419

Series A, B, and E Preference Ordinary Shares:
Balance – beginning of year	$10	$10	$207
Issuance of Series E preference ordinary shares	–	–	10
Redemption of Series A and B preference ordinary shares	–	–	(207)

Balance – end of year	$10	$10	$10

Ordinary Shares:
Balance – beginning of year	$3,308	$1,779	$1,810
Issuance of Class A ordinary shares	114	1,530	113
Exercise of stock options	–	–	9
Repurchase of Class A ordinary shares	(1)	(1)	(153)

Balance – end of year	$3,421	$3,308	$1,779

Additional paid in capital:
Balance–beginning of year	$9,792,371	$7,358,801	$6,451,569
Issuance of Class A ordinary shares	741,177	2,387,031	874,172
Issuance of Series E preference ordinary shares	–	–	984,573
Repurchase of Class A ordinary shares	(625)	(4,965)	(515,677)
Redemption of Series A and B preference ordinary shares	–	–	(517,293)
Fair value of purchase contracts associated with equity security units	–	(37,860)	–
Outstanding accrued contingent capital put premium	–	51,064	–
Dividends on Series A, B and E preference ordinary shares	(42,126)	–	–
Dividends on Class A ordinary shares	(68,389)	–	–
Stock option exercise, expense and change in deferred compensation	52,280	38,300	81,457

Balance – end of year	$10,474,688	$9,792,371	$7,358,801

Accumulated Other Comprehensive Income:
Balance – beginning of year	$(3,364,927)	$9,159	$411,405
Impact of adoption of new authoritative OTTI guidance, net of taxes	(229,670)	–	–
Change in net unrealized gains (losses) on investment portfolio, net of tax	2,376,556	(2,846,989)	(775,159)
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	14,464	(46,071)	27,218
Change in OTTI losses recognized in other comprehensive income, net of tax	(123,343)	–	–
Change in underfunded pension liability	(3,427)	(2,124)	3,080
Change in value of cash flow hedge	438	439	4,338
Change in net unrealized gain (loss) on future policy benefit reserves	6,554	(6,998)	16,005
Foreign currency translation adjustments	180,888	(472,343)	317,319
Realization of accumulated other comprehensive loss on sale of Syncora	–	–	4,953

Balance – end of year	$(1,142,467)	$(3,364,927)	$9,159

Retained (Deficit) Earnings:
Balance – beginning of year	$(315,529)	$2,578,393	$3,266,175
Impact of adoption of new authoritative OTTI guidance, net of tax	229,670	–	–
Net income (loss) attributable to XL Capital Ltd	74,991	(2,553,813)	275,889
Dividends on Class A ordinary shares	(68,415)	(261,464)	(274,037)
Dividends on Series A, B and E preference ordinary shares	(38,073)	(78,645)	(69,514)
Repurchase of shares	–	–	(620,120)
Gain on redemption of Series C preference ordinary shares	211,816	–	–

Balance – end of year	$94,460	$(315,529)	$2,578,393

Total shareholders’ equity	$9,432,417	$6,116,831	$9,950,561

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(U.S. dollars in thousands)	2009	2008	2007
Cash Flows Provided by (used in) Operating Activities:
Net income (loss)	$74,991	$(2,553,813)	$275,889
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized losses on sales of investments	921,437	962,054	603,268
Net realized and unrealized losses on derivative instruments	33,647	73,368	55,451
Amortization of (discounts) on fixed maturities	(8,183)	(47,201)	(86,826)
Impairment of goodwill	–	989,971	–
Amortization of deferred compensation	32,231	57,617	49,666
Accretion of convertible debt	999	1,003	988
Accretion of deposit liabilities	88,752	146,588	421,074
(Income) loss from investment and operating affiliates	(139,347)	1,735,942	733,841
Cash paid to Syncora	–	(1,775,000)	–
Unpaid losses and loss expenses	(1,120,074)	(849,069)	(231,400)
Unearned premiums	(675,946)	(266,732)	(230,834)
Premiums receivable	634,893	111,789	33,879
Unpaid losses and loss expenses recoverable	443,510	644,968	387,263
Future policy benefit reserves	(340,690)	30,996	93,668
Ceded unearned premiums	204,442	33,350	173,123
Reinsurance balances receivable	191,462	239,052	307,432
Reinsurance balances payable	(368,928)	(13,229)	(78,486)
Deferred acquisition costs	64,736	(29,583)	3,925
Deferred tax asset	(3,959)	129,890	(20,100)
Other assets	70,331	(53,450)	(324,368)
Other liabilities	(132,951)	(210,483)	12,227
Other	(14,113)	214,712	61,186

Total adjustments	$(117,751)	$2,126,553	$1,964,977

Net cash provided by (used in) operating activities	$(42,760)	$(427,260)	$2,240,866

Cash Flows Provided By (used in) Investing Activities:
Proceeds from sale of fixed maturities and short-term investments	$12,049,552	$13,692,768	$23,570,285
Proceeds from redemption of fixed maturities and short-term investments	4,594,672	3,065,326	1,923,459
Proceeds from sale of equity securities	394,002	866,346	937,994
Proceeds from sale of Syncora common shares, net of cash sold upon de-consolidation	–	–	(110,843)
Purchases of fixed maturities and short-term investments	(17,481,304)	(13,620,024)	(25,229,000)
Purchases of equity securities	(19,827)	(659,911)	(832,385)
Net dispositions of affiliates and dividends received	770,883	384,130	77,500
(Acquisition) disposition of subsidiaries, net of cash acquired	41,446	–	(32,918)
Other investments, net	(134,781)	80,598	(185,734)

Net cash provided by (used in) investing activities	$214,643	$3,809,233	$118,358

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2009, 2008 AND 2007 (Continued)

(U.S. dollars in thousands)	2009	2008	2007
Cash Flows (Used in) Provided by Financing Activities:
Proceeds from issuance of Class A ordinary shares and exercise of stock options	$745,000	$2,231,000	$878,439
Proceeds from issuance of redeemable Series C preference ordinary shares	–	500,000	–
Proceeds from issuance of Series E preference ordinary shares	–	–	984,583
Redemption of Series A preference ordinary shares	–	–	(230,000)
Redemption of Series B preference ordinary shares	–	–	(287,500)
Redemption of redeemable Series C preference ordinary shares	(104,718)	–	–
Repurchase of Class A ordinary shares	(626)	(4,966)	(1,135,950)
Dividends paid on Class A ordinary shares	(136,757)	(261,373)	(274,037)
Dividends paid on preference ordinary shares	(88,251)	(65,000)	(69,514)
Proceeds from issuance of debt	–	557,750	322,836
Repayment of debt	(745,000)	(255,000)	(825,000)
Deposit liabilities	(389,575)	(5,628,177)	(360,029)
Collateral received on securities lending	108,906	3,088,755	320,890
Collateral returned on securities lending	(351,568)	(2,992,286)	(310,699)
Proceeds from issuance of Syncora Series A perpetual preference ordinary shares	–	–	247,248
Dividends paid to minority shareholders of Syncora	–	–	(16,130)

Net cash (used in) provided by financing activities	$(962,589)	$(2,829,297)	$(754,863)

Effects of exchange rate changes on foreign currency cash	80,577	(78,880)	51,921
Increase (decrease) in cash and cash equivalents	(710,129)	473,796	1,656,282
Cash and cash equivalents – beginning of year	4,353,826	3,880,030	2,223,748

Cash and cash equivalents – end of year	$3,643,697	$4,353,826	$3,880,030

Net taxes paid	$134,948	$154,216	$156,315
Interest paid	$172,927	$181,944	$171,677

See accompanying Notes to Consolidated Financial Statements

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

1. General

XL Capital Ltd, through its operating subsidiaries (collectively the “Company” or “XL”), is a leading provider of insurance and reinsurance coverages to industrial, commercial and professional firms, insurance companies and other enterprises on a worldwide basis. The Company and its various subsidiaries operate globally in 24 countries, through its three business segments: Insurance, Reinsurance and Life Operations. These segments are further discussed in Note 6 to the Consolidated Financial Statements, “Segment Information.”

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant areas of estimation include:

•	unpaid losses and loss expenses and unpaid losses and loss expenses recoverable;

•	future policy benefit reserves;

•	valuation of certain derivative instruments;

•	valuation and other than temporary impairments of investments;

•	income taxes;

•	reinsurance premium estimates; and

•	goodwill carrying value

While management believes that the amounts included in the consolidated financial statements reflect the Company’s best estimates and assumptions, actual results could differ from these estimates.

The Company has performed an evaluation of subsequent events through March 1, 2010, which is the date the financial statements were issued.

(b) Fair Value Measurements

Financial Instruments subject to Fair Value Measurements

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

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

2. Significant Accounting Policies (Continued)

(b) Fair Value Measurements (Continued)

Basis of Fair Value Measurement

Fair value measurements accounting guidance also establishes a fair value hierarchy that prioritizes the inputs to the respective valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. The three levels of the fair value hierarchy are described further below:

•	Level 1–Quoted prices in active markets for identical assets or liabilities (unadjusted); no blockage factors.

•

Level 2–Other observable inputs (quoted prices in markets that are not active or inputs that are observable either directly or indirectly)–include quoted prices for similar assets/liabilities (adjusted) other than quoted prices in Level 1; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3–Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Details on assets and liabilities that have been included under the requirements of authoritative guidance on fair value measurements to illustrate the bases for determining the fair values of these items held by the Company are detailed in each respective significant accounting policy section of this note.

Fair values of investments and derivatives are based on published market values if available, estimates of fair values of similar issues, estimates of fair values provided by independent pricing services or, in limited circumstances, estimates of fair values determined by the Company. Fair values of financial instruments for which quoted market prices are not available or for which the company believes current trading conditions represent distressed markets are based on estimates using present value or other valuation techniques. The fair values estimated using such techniques are significantly affected by the assumptions used, including the discount rates and the estimated amounts and timing of future cash flows. In such instances, the derived fair value estimates cannot be substantiated by comparison to independent markets and are not necessarily indicative of the amounts that would be realized in a current market exchange.

(c) Total Investments

Investments Available For Sale

Investments that are considered available for sale (comprised of the Company’s fixed maturities, equity securities and short-term investments) are carried at fair value. The fair values for available for sale investments are generally sourced from third parties. The fair value of fixed income securities is based upon quoted market values where available, “evaluated bid” prices provided by third party pricing services (“pricing services”) where quoted market values are not available, or by reference to broker or underwriter bid indications where pricing services do not provide coverage for a particular security. To the extent the Company believes current trading conditions represent distressed transactions, the Company may elect to utilize internally generated models. The pricing services use market approaches to valuations using primarily Level 2 inputs in the vast majority of valuations, or some form of discounted cash flow analysis, to obtain investment values for a small percentage of fixed income securities for which they provide a price. Pricing services indicate that they will only produce an estimate of fair value if there is objectively verifiable

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

2. Significant Accounting Policies (Continued)

(c) Total Investments (Continued)

information available to produce a valuation. Standard inputs to the valuations provided by the pricing services listed in approximate order of priority for use when available include: reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data. The pricing services may prioritize inputs differently on any given day for any security, and not all inputs listed are available for use in the evaluation process on any given day for each security evaluation; however, the pricing services also monitor market indicators, industry and economic events. Information of this nature is a trigger to acquire further corroborating market data. When these inputs are not available, they identify “buckets” of similar securities (allocated by asset class types, sectors, sub-sectors, contractual cash flows/structure, and credit rating characteristics) and apply some form of matrix or other modeled pricing to determine an appropriate security value which represents their best estimate as to what a buyer in the marketplace would pay for a security in a current sale. While the Company receives values for the majority of the investment securities it holds from pricing services, it is ultimately management’s responsibility to determine whether the values received and recorded in the financial statements are representative of appropriate fair value measurements. It is common industry practice to utilize pricing services as a source for determining the fair values of investments where the pricing services are able to obtain sufficient market corroborating information to allow them to produce a valuation at a reporting date. In addition, in the majority of cases, although a value may be obtained from a particular pricing service for a security or class of similar securities, these values are corroborated against values provided by other pricing services.

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

Prices provided by independent pricing services and independent broker quotes can vary widely even for the same security. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts. During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of the Company’s securities, for example, collateralized loan obligations (“CLOs”), Alt-A and sub-prime mortgage backed securities, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, more securities may fall to Level 3 meaning that more subjectivity and management judgment is required with regard to fair value. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated or require greater estimation, thereby resulting in values which may be different than the value at which the investments may be ultimately sold.

The net unrealized gain or loss on investments, net of tax, is included in “accumulated other comprehensive income (loss).”

Short-term investments comprise investments with a remaining maturity of less than one year and are valued using the same external factors and in the same manner as fixed income securities.

Equity securities include investments in open end mutual funds and shares of publicly traded alternative funds. The fair value of equity securities is based upon quoted market values (Level 1), or monthly net asset value statements provided by the investment managers upon which subscriptions and redemptions can be executed (Level 2).

All investment transactions are recorded on a trade date basis. Realized gains and losses on sales of equities and fixed income investments are determined on the basis of average cost. Investment income is

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

2. Significant Accounting Policies (Continued)

(c) Total Investments (Continued)

recognized when earned and includes interest and dividend income together with the amortization of premium and discount on fixed maturities and short-term investments. Amortization of discounts on fixed maturities includes amortization to expected recovery values for investments which have previously been recorded as other than temporarily impaired. For mortgage-backed securities, and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Prepayment fees or call premiums that are only payable to the Company when a security is called prior to its maturity are earned when received and reflected in net investment income.

Investments Held to Maturity

Investments classified as held to maturity include securities for which the Company has the ability and intent to hold to maturity and are carried at amortized cost. During the current year, certain securities were transferred from an available for sale designation into held to maturity. For details see Note 9, “Investments”.

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

The Company records its alternative and private fund affiliates on a one month and three month lag, respectively, and its operating affiliates on a three month lag. Significant influence is generally deemed to exist where the Company has an investment of 20% or more in the common stock of a corporation or an investment of 3% or greater in closed end funds, limited partnerships, LLCs or similar investment vehicles. Significant influence is considered for other strategic investments on a case- by-case basis. Investments in affiliates are not subject to fair value measurement guidance as they are not considered to be fair value measured investments under U.S. GAAP. However, impairments associated with investments in affiliates that are deemed to be other-than-temporary are calculated in accordance with fair value measurement guidance and appropriate disclosures included within the financial statements during the period the losses are recorded.

Other investments

Contained within this asset class are equity interests in investment funds, limited partnerships and unrated tranches of collateralized debt obligations for which the Company does not have sufficient rights or ownership interests to follow the equity method of accounting. The Company accounts for equity securities that do not have readily determinable market values at estimated fair value as it has no significant influence over these entities. Also included within other investments are structured transactions which are carried at amortized cost.

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

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

2. Significant Accounting Policies (Continued)

(c) Total Investments (Continued)

or loss on investments, net of tax, is included in “Accumulated other comprehensive income (loss)”. Any unrealized loss in value considered by management to be other than temporary is charged to income in the period that it is determined.

Overseas deposits include investments in private funds related to Lloyd’s Syndicates in which the underlying instruments are primarily cash equivalents. The funds themselves do not trade on an exchange and therefore are not included within available for sale securities. Also included in overseas deposits are restricted cash and cash equivalent balances held by Lloyd’s syndicates for solvency purposes. Given the restricted nature of these cash balances, they are not included within the cash and cash equivalents line in the balance sheet. Each of these investment types are considered Level 2 valuations.

The Company historically participated in structured transactions which include cash loans supporting project finance transactions, providing liquidity facility financing to a structured project deal in 2009 and invested in a payment obligation with an insurance company. These transactions are carried at amortized cost. For further details see Note 3, “Fair Value Measurements” and Note 11, “Other Investments”.

Cash Equivalents

Cash equivalents include fixed interest deposits placed with a maturity of under 90 days when purchased. Bank deposits are not considered to be fair value measurements and as such are not subject to fair value measurement disclosures. Money market funds are classified as Level 1 as these instruments are considered actively traded and values are quoted, however, certificates of deposit are classified as Level 2.

(d) Premiums and Acquisition Costs

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

The Company has periodically written retroactive loss portfolio transfer (“LPT”) contracts. These contracts are evaluated to determine whether they meet the established criteria for reinsurance accounting, and if so, at inception, written premiums are fully earned and corresponding losses and loss expense recognized. The contracts can cause significant variances in gross premiums written, net premiums written, net premiums earned, and net incurred losses in the years in which they are written. Reinsurance contracts sold not meeting the established criteria for reinsurance accounting are recorded using the deposit method.

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

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

2. Significant Accounting Policies (Continued)

(e) Reinsurance

In the normal course of business, the Company seeks to reduce the potential amount of loss arising from claims events by reinsuring certain levels of risk assumed in various areas of exposure with other insurers or reinsurers. Reinsurance premiums ceded are expensed (and any commissions recorded thereon are earned) on a monthly pro-rata basis over the period the reinsurance coverage is provided. Ceded unearned reinsurance premiums represent the portion of premiums ceded applicable to the unexpired term of policies in force. Mandatory reinstatement premiums ceded are recorded at the time a loss event occurs. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Provisions are made for estimated unrecoverable reinsurance.

(f) Fee Income and Other

Fee income and other includes fees received for insurance and product structuring services provided and is earned over the service period of the contract. Any adjustments to fees earned or the service period are reflected in income in the period when determined.

(g) Other Than Temporary Impairments (“OTTI”) of Available for Sale Securities

The Company’s process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors. These primary factors include (i) the time period during which there has been a significant decline in value, (ii) an analysis of the liquidity, business prospects and financial condition of the issuer, (iii) the significance of the decline, (iv) an analysis of the collateral structure and other credit support, as applicable, of the securities in question, (v) expected future interest rate movements, (vi) the Company’s intent to sell the investment, and (vii) the Company’s assessment as to whether it will more likely than not be required to sell the security. Under the authoritative accounting guidance issued during April 2009, impairment is now considered to be other than temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its amortized cost basis, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell the security).

If the Company intends to sell an impaired debt security, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, the impairment is other-than-temporary and is recognized currently in earnings in an amount equal to the entire difference between fair value and amortized cost.

From April 1, 2009, in instances in which the Company determines that a credit loss exists but the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining amortized cost basis, the OTTI is separated into (1) the amount of the total impairment related to the credit loss and (2) the amount of the total impairment related to all other factors (i.e. the noncredit portion). The amount of the total OTTI related to the credit loss is recognized in earnings and the amount of the total OTTI related to all other factors is recognized in accumulated other comprehensive loss. The total OTTI is presented in the income statement with an offset for the amount of the total OTTI that is recognized in accumulated other comprehensive loss. Absent the intent or requirement to sell a security, if a credit loss does not exist, any impairment is considered to be temporary.

The noncredit portion of any OTTI losses on securities classified as available for sale is recorded as a component of other comprehensive income with an offsetting adjustment to the carrying value of the security. The fair value adjustment could increase or decrease the carrying value of the security. The noncredit portion of any OTTI losses recognized in accumulated other comprehensive loss for debt securities classified as held to maturity would be accreted over the remaining life of the debt security (in a pro rata manner based on the amount of actual cash flows received as a percentage of total estimated cash

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

2. Significant Accounting Policies (Continued)

(g) Other Than Temporary Impairments (“OTTI”) of Available for Sale Securities (Continued)

flows) as an increase in the carrying value of the security until the security is sold, the security matures, or there is an additional OTTI that is recognized in earnings.

In periods subsequent to the recognition of an OTTI loss, the other-than-temporarily impaired debt security is accounted for as if it had been purchased on the measurement date of the OTTI at an amount equal to the previous amortized cost basis less the credit-related OTTI recognized in earnings. For debt securities for which credit-related OTTI is recognized in earnings, the difference between the new cost basis and the cash flows expected to be collected is accreted into interest income over the remaining life of the security in a prospective manner based on the estimated amount and timing of future estimated cash flows.

With respect to securities where the decline in value is determined to be temporary and the security’s amortized cost is not written down, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions on security sales are made within the context of overall risk monitoring, changing information, market conditions generally and assessing value relative to other comparable securities. Day-to-day management of the Company’s investment portfolio is outsourced to third party investment manager service providers. While these investment manager service providers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of the portfolio management may result in a subsequent decision to sell the security and realize the loss, based upon a change in market and other factors described above. The Company believes that subsequent decisions to sell such securities are consistent with the classification of the Company’s portfolio as available for sale.

Management reviews any significant sales of securities for a loss to determine if such sale calls into question its previous intention with respect to that security. However, this factor on its own does not dictate whether or not the Company recognizes an impairment charge. The Company believes its assertion that it does not have the intent to sell nor is it more likely than not it will be required to sell certain securities is supported by positive and sufficient cash flow from its operations and from maturities within its investment portfolio in order to meet its claims payment obligations arising from its underwriting operations without selling such investments.

There are risks and uncertainties associated with determining whether declines in the fair value of investments are other than temporary. These include subsequent significant changes in general economic conditions as well as specific business conditions affecting particular issuers, the Company’s liability profile, subjective assessment of issue-specific factors (seniority of claims, collateral value, etc.), future financial market effects, stability of foreign governments and economies, future rating agency actions and significant disclosure of accounting, fraud or corporate governance issues that may adversely affect certain investments. In addition, significant assumptions and management judgment are involved in determining if the decline is other than temporary. If management determines that a decline in fair value is temporary, then a security’s value is not written down at that time. However, there are potential effects upon the Company’s future earnings and financial position should management later conclude that some of the current declines in the fair value of the investments are other than temporary declines. For further details on the factors considered in evaluation other than temporary impairment see Note 9, “Investments”.

(h) Derivative Instruments

The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. The changes in fair value of derivatives are shown in the consolidated statement of income as “net realized and unrealized gains and losses on derivative instruments” unless the derivatives are designated as hedging instruments. The accounting for derivatives which are designated as hedging instruments is discussed below. Changes in fair value of derivatives may create volatility in the Company’s results of operations from period to period. Amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) are offset against net fair

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

2. Significant Accounting Policies (Continued)

(h) Derivative Instruments (Continued)

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

Certain OTC derivatives trade in less liquid markets with limited pricing information, or required model inputs which are not directly market corroborated, which causes the determination of fair value for these derivatives to be inherently more subjective. Accordingly, such derivatives are classified within Level 3 of the fair value hierarchy. The valuations of less standard or liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Level 1 and Level 2 inputs are regularly updated to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are only changed when corroborated by evidence such as similar market transactions, pricing services and/or broker or dealer quotations. The Company conducts its non-hedging derivatives activities in four main areas: investment related derivatives, credit derivatives, other non- investment related derivatives, and until late 2008 it also utilized weather and energy derivatives.

The Company uses derivative instruments, primarily interest rate swaps, to manage the interest rate exposure associated with certain assets and liabilities. These derivatives are recorded at fair value. On the date the derivative contract is entered into, the Company may designate the derivative as a hedge of the fair value of a recognized asset or liability (“fair value” hedge); a hedge of the variability in cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset or liability (“cash flow” hedge); a hedge of a net investment in a foreign operation; or the Company may not designate any hedging relationship for a derivative contract. In addition, the company previously wrote a number of resettable strike swaps contracts relating to an absolute return index and diversified basket of funds which are recorded within Investment Related Derivatives–Financial Market Exposures.

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

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

2. Significant Accounting Policies (Continued)

(h) Derivative Instruments (Continued)

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

Hedges of the Net Investment in a Foreign Operation

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

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

2. Significant Accounting Policies (Continued)

(i) Cash Equivalents

Cash equivalents include fixed interest deposits placed with a maturity of under 90 days when purchased. Bank deposits are not considered to be fair value measurements and as such are not subject to the authoritative guidance on fair value measurement disclosures. Money market funds are classified as Level 1 as these instruments are considered actively traded; however, certificates of deposit are classified as Level 2.

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

(k) Goodwill and Other Intangible Assets

The Company has recorded goodwill in connection with various acquisitions in prior years. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In accordance with accounting guidance over goodwill and other intangible assets, the Company tests goodwill for potential impairment annually as of June 30 and between annual tests if an event occurs or circumstances change that may indicate that potential exists for the fair value of a reporting unit to be reduced to a level below its carrying amount.

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

All of the Company’s amortizable intangible assets, as well as other amortizable or depreciable long-lived assets such as premises and equipment, are subject to impairment testing in accordance with authoritative guidance for the impairment or disposal of long-lived assets when events or conditions indicate that the carrying value of an asset may not be fully recoverable from future cash flows. A test for recoverability is done by comparing the asset’s carrying value to the sum of the undiscounted future net cash inflows expected to be generated from the use of the asset over its remaining useful life. In accordance with the authoritative guidance on property, plant and equipment under GAAP, impairment exists if the sum of the undiscounted expected future net cash inflows is less than the carrying amount of the asset. Impairment would result in a write-down of the asset to its estimated fair value. The estimated fair values of these assets are based on the discounted present value of the stream of future net cash inflows expected to be derived over their remaining useful lives. If an impairment write-down is recorded, the remaining useful life of the asset will be evaluated to determine whether revision of the remaining amortization or depreciation period is appropriate.

The Company’s indefinite lived intangible assets consist primarily of acquired insurance and reinsurance licenses. These assets are deemed to have indefinite useful lives and are therefore not subject to

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

2. Significant Accounting Policies (Continued)

(k) Goodwill and Other Intangible Assets (Continued)

amortization. In accordance with the authoritative guidance on intangibles and goodwill and other under GAAP, all of the Company’s non-amortized intangible assets are subject to a test for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Pursuant to the authoritative guidance, if the carrying value of a non-amortized intangible asset is in excess of its fair value, the asset must be written down to its fair value through the recognition of an impairment charge to earnings.

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

Management believes that the reserves for unpaid losses and loss expenses are sufficient to cover losses that fall within coverages assumed by the Company. However, there can be no assurance that losses will not exceed the Company’s total reserves. The methodology of estimating loss reserves is periodically reviewed to ensure that the assumptions made continue to be appropriate and any adjustments resulting from such reviews are reflected in income of the year in which the adjustments are made.

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

Funding agreements, when previously written by the Company, were initially recorded at an amount equal to the value of assets received. In relation to the payments to be made under these contracts, the Company used derivative instruments in order to hedge the Company’s exposure to fluctuations in interest rates related to these contracts. As described in Note 2(g), in relation to hedges in place on the remaining funding agreements, changes in the fair value of the hedging instrument are recognized in income. The change in the fair value of the hedged item, attributable to the hedged risk, is recorded as an adjustment to the carrying amount of the hedged item and is recognized in income.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

2. Significant Accounting Policies (Continued)

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

Certain life insurance and annuity contracts provide the holder with a guarantee that the benefit received upon death will be no less than a minimum prescribed amount. The contracts are accounted for in accordance with the authoritative guidance on Accounting and Reporting by Insurance Enterprises for certain Long- Duration Contracts and for Separate Accounts, which requires that the best estimate of future experience be combined with actual experience to determine the benefit ratio used to calculate the policy benefit reserve.

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

(p) Stock Plans

The Company adopted authoritative guidance on the fair value recognition provisions for accounting for stock-based compensation, under the prospective method for options granted subsequent to January 1, 2003. Prior to 2003, the Company accounted for options under the disclosure-only provisions of the guidance and no stock-based employee compensation cost was included in net income as all options granted had an exercise price equal to the market value of the Company’s ordinary shares on the date of the grant. At December 31, 2009, the Company had several stock based Performance Incentive Programs, which are described more fully in Item 8, Note 21, “Share Capital.” Stock-based compensation issued under these plans generally have a life of not longer than ten years and vest as set forth at the time of grant. Options currently vest annually over four years from the date of grant. The Company recognizes compensation costs for stock options and restricted stock on a straight-line basis over the requisite service period (usually the vesting period) for each award.

Share-based payments to employees, including grants of employee stock options (for all grant years), are recognized in the financial statements over the vesting period based on their grant date fair values.

Authoritative guidance requires that compensation costs be recognized for unvested stock-based compensation awards over the period through the date that the employee is no longer required to provide future services to earn the award, rather than over the explicit service period. Accordingly, the Company follows a policy of recognizing compensation cost to coincide with the date that the employee is eligible to retire, rather than the actual retirement date, for all stock based compensation granted.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

2. Significant Accounting Policies (Continued)

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

In March 2008, the FASB issued final authoritative guidance surrounding disclosures about derivative instruments and hedging activities which requires enhanced disclosures about an entity’s derivative and hedging activities. The Company adopted the standard as of January 1, 2009. This guidance requires only additional disclosures concerning derivatives and hedging activities, and therefore the adoption did not have an impact on the Company’s financial condition and results of operations. See Note 2(g), “Significant Accounting Policies–Derivative Instruments” and Note 17, “Derivative Instruments” for disclosures required under this standard.

In May 2008, the FASB issued final authoritative guidance on accounting for financial guarantee insurance contracts to address current diversity in practice with respect to accounting for financial guarantee insurance contracts by insurance enterprises under the existing authoritative guidance over accounting and reporting by insurance enterprises. That diversity resulted in inconsistencies in the recognition and measurement of claim liabilities because of differing views regarding when a loss has been incurred under guidance surrounding accounting for contingencies. This financial guarantee accounting guidance requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. The guidance also clarifies how the existing insurance accounting guidance applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. The guidance also requires expanded disclosures about financial guarantee insurance contracts. The standard was adopted by the Company as of January 1, 2009. The adoption of this guidance during 2009 did not have a material impact on the Company’s financial condition or results of operations.

As of December 31, 2009, the Company’s outstanding financial guarantee contracts that were subject to the new accounting guidance included the reinsurance of 41 financial guarantee contracts with total insured contractual payments outstanding of $713.6 million ($568.2 million of principal and $145.4 million of interest) with a remaining weighted-average contract period of 11.5 years. The total gross claim liability and unearned premiums recorded at December 31, 2009 were $14.5 million and $1.5 million, respectively. Of the contractual exposure existing at December 31, 2009, the Company has reinsured $401.9 million with

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

2. Significant Accounting Policies (Continued)

(r) Recent Accounting Pronouncements (Continued)

subsidiaries of Syncora Holdings Ltd (“Syncora”), however, as of December 31, 2009 there are no gross claim liabilities or recoverables recorded relating to this exposure. Of the 41 contracts noted above, 3 contracts with total insured contractual payments outstanding of $16.1 million had experienced an event of default and were considered by the Company to be non-performing at December 31, 2009, while the remaining 38 contracts were considered to be performing at such date. As of December 31, 2008, the Company’s outstanding financial guarantee contracts that were subject to the new accounting guidance included the reinsurance of 48 financial guarantee contracts with total insured contractual payments outstanding of $936.6 million ($798.5 million of principal and $138.1 million of interest) with a remaining weighted-average contract period of 7.9 years. The total gross claim liability and unearned premiums recorded at December 31, 2008 were $14.5 million and $3.1 million, respectively. Of the contractual exposure existing at December 31, 2008, the Company had reinsured $360.5 million with subsidiaries of Syncora Holdings Ltd (“Syncora”), however as at December 31, 2008 no reinsurance balances recoverable from Syncora had been recorded. Surveillance procedures to track and monitor credit deteriorations in the insured financial obligations are performed by the primary obligors for each transaction on the Company’s behalf. Information regarding the performance status and updated exposure values is provided to the Company on a quarterly basis and evaluated by management in recording claims reserves.

In June 2008, the FASB issued final authoritative guidance on determining whether instruments granted in share-based payment transactions are participating securities. This guidance addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share (“EPS”) pursuant to the two-class method described in authoritative earnings per share guidance. A share-based payment award that contains a non-forfeitable right to receive cash when dividends are paid to ordinary shareholders irrespective of whether that award ultimately vests or remains unvested shall be considered a participating security as these rights to dividends provide a non-contingent transfer of value to the holder of the share-based payment award. Accordingly, these awards should be included in the computation of basic EPS pursuant to the two-class method. This guidance was effective for the Company as of January 1, 2009. All prior period EPS data presented was adjusted retrospectively to conform to the provisions of the guidance. Under the terms of the Company’s restricted stock awards, grantees are entitled to the right to receive dividends on the unvested portions of their awards. There is no requirement to return these dividends in the event the unvested awards are forfeited in the future. Accordingly, this guidance had an impact on the Company’s EPS calculations. See Note 27, “Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent”, for a description of the impact of the adoption of this guidance on the 2008 and 2007 EPS figures.

In April 2009, the FASB issued final authoritative guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly, which provides additional guidance for estimating fair value in accordance with existing fair value measurements guidance. Guidance is also included on identifying circumstances that indicate a transaction is not orderly and amends certain fair value measurement disclosure guidance. This new authoritative guidance was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial condition or results of operations.

In April 2009, the FASB issued final authoritative guidance on recognition and presentation of other-than-temporary Impairments (“OTTI”) which amends the OTTI guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to OTTI of equity securities. This guidance was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this guidance effective April 1, 2009, which resulted in a net after-tax increase to retained earnings and decrease to Accumulated Other Comprehensive

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

2. Significant Accounting Policies (Continued)

(r) Recent Accounting Pronouncements (Continued)

Income (Loss) of $229.7 million for the year ended December 31, 2009. The disclosures required by this guidance are provided in Note 9, “Investments”.

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

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

2. Significant Accounting Policies (Continued)

(r) Recent Accounting Pronouncements (Continued)

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

In June 2009, the FASB issued its Accounting Standards Codification and guidance over the hierarchy of generally accepted accounting principles. This guidance specifies that the FASB Codification has become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. For financial statements issued for interim and annual periods ending after September 15, 2009, the effective date of this final guidance, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. While the Codification did not change GAAP, it introduced a new structure – one that is intended to be organized in an easily accessible, user-friendly online research system. The adoption of this standard did not have an impact on the Company’s financial condition or results of operations.

In August 2009, the FASB issued an Accounting Standards Update discussing the measurement of liabilities at fair value, which provides clarification for circumstances in which a quoted price in an active market for an identical liability is not available. The amendments are intended to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. The guidance was effective for the Company’s December 31, 2009 year end reporting. This guidance did not have an impact on the Company’s financial condition or results of operations.

In September 2009, the FASB issued authoritative guidance associated with estimating the fair value for investments in certain entities that do not have a quoted market price but calculate net asset value per share or its equivalent. This guidance covers investments often referred to as “alternative investments” that would include hedge funds, private equity funds, venture capital funds, offshore fund vehicles and funds of funds. When certain criteria are met, this guidance would permit an entity, as a practical expedient, to estimate the fair value of an investment within the scope of this guidance using the net asset value per share of the investment. Therefore, certain attributes of the investment (such as restrictions on redemption) and transaction prices from principal-to-principal or brokered transactions will not be considered in measuring the fair value of the investment if the practical expedient is used. The proposed amendments also require disclosures by major category of investment about the attributes of those investments, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments, and the investment strategies of the investees. These amendments were effective for the Company for the December 31, 2009 year end reporting. The disclosures required by this standard are included in Note 11, “Other Investments”. This guidance did not have an impact on the Company’s financial condition or results from operations.

In January 2010, the FASB issued an accounting standards update on Improving Disclosures about Fair Value Measurements. The provisions of this authoritative guidance require new disclosures about recurring and nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. This guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. This standard affects disclosures only and accordingly will not have an impact on the Company’s financial condition or results of operations.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

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

The following tables set forth the Company’s assets and liabilities that were accounted for at fair value as of December 31, 2009 and December 31, 2008 by level within the fair value hierarchy (for further information, see Note 2(b), “Significant Accounting Policies – Fair Value Measurements”:

December 31, 2009 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance as of December 31, 2009
Assets
U.S. Government and Government-Related/Supported	$–	$2,664,625	$–	$–	$2,664,625
Corporate (7)	–	9,788,689	10,311	–	9,799,000
Residential mortgage-backed securities – Agency	–	6,220,607	7,894	–	6,228,501
Residential mortgage-backed securities – Non-Agency	–	1,379,125	42,190	–	1,421,315
Commercial mortgage-backed securities	–	1,214,044	2,755	–	1,216,799
Collateralized debt obligations	–	507,898	190,663	–	698,561
Other asset-backed securities	–	1,129,806	38,179	–	1,167,985
U.S. States and political subdivisions of the States	–	913,473	–	–	913,473
Non-U.S. Sovereign Government, Supranational and Government-Related	–	3,398,556	3,217	–	3,401,773

Total fixed maturities, at fair value	$–	$27,216,823	$295,209	$–	$27,512,032
Equity securities, at fair value	5,621	12,158	–	–	17,779
Short-term investments, at fair value (6)	–	1,770,874	6,486	–	1,777,360

Total investments available for sale	$5,621	$28,999,855	$301,695	$–	$29,307,171
Cash equivalents (1)	1,496,938	1,136,268	–	–	2,633,206
Other investments (2)	–	342,005	75,584	–	417,589
Other assets (3)(4)	–	117,401	185,455	(218,409)	84,447

Total assets accounted for at fair value	$1,502,559	$30,595,529	$562,734	$(218,409)	$32,442,413

Liabilities
Financial instruments sold, but not yet purchased (5)	$–	$36,979	$–	$–	$36,979
Other liabilities (3)(4)	–	24,337	84,940	(49,319)	59,958

Total liabilities accounted for at fair value	$–	$61,316	$84,940	$(49,319)	$96,937

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

3. Fair Value Measurements (Continued)

December 31, 2008 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance as of December 31, 2008
Assets
U.S. Government and Government-Related/Supported	$–	$3,978,342	$–	$–	$3,978,342
Corporate (7)	–	9,226,097	62,506	–	9,288,603
Residential mortgage-backed securities–Agency	–	2,099,955	–	–	2,099,955
Residential mortgage-backed securities – Non-Agency	–	1,858,517	79,429	–	1,937,946
Commercial mortgage-backed securities	–	2,097,757	43,811	–	2,141,568
Collateralized debt obligations	–	40,669	598,110	–	638,779
Other asset-backed securities	–	1,629,137	78,871	–	1,708,008
U.S. States and political subdivisions of the States	–	468,770	–	–	468,770
Non-U.S. Sovereign Government, Supranational and Government-Related	–	3,285,245	89,152	–	3,374,397

Total Fixed maturities, at fair value	$–	$24,684,489	$951,879	$–	$25,636,368
Equity securities, at fair value	276,040	85,779	–	–	361,819
Short-term investments, at fair value (6)	–	1,445,577	20,746	–	1,466,323

Total investments available for sale	$276,040	$26,215,845	$972,625	$–	$27,464,510
Cash equivalents (1)	1,082,813	1,227,461	–	–	2,310,274
Other investments (2)	–	299,325	65,354	–	364,679
Other assets (3)(4)	–	219,366	314,906	(411,316)	122,956

Total assets accounted for at fair value	$1,358,853	$27,961,997	$1,352,885	$(411,316)	$30,262,419

Liabilities
Financial instruments sold, but not yet purchased (5)	$–	$26,536	$–	$–	$26,536
Other liabilities (3)(4)	–	53,101	88,088	(65,232)	75,957

Total liabilities accounted for at fair value	$–	$79,637	$88,088	$(65,232)	$102,493

(1)	Cash equivalents balances subject to fair value measurement include certificates of deposit and money market funds. Operating cash balances are not subject to fair value measurement guidance.

(2)

The Other investments balance excludes certain structured transactions including certain investments in project finance transactions, a payment obligation (as described in Note 11, “Other Investments”), and has provided liquidity financing to a structured credit vehicle as a part of a third party medium term note facility. These investments are carried at amortized cost that totaled $365.6 million at December 31, 2009 and $94.8 million at December 31, 2008.

(3)	Other assets and other liabilities include derivative instruments.

(4)

The derivative balances included in each category above are reported on a gross basis by level with a netting adjustment presented separately in the “Collateral and Counterparty Netting” column. The Company often enters into different types of derivative contracts with a single counterparty and these contracts are covered under a netting agreement. In addition, the Company held net cash collateral related to derivative assets of approximately $169.1 million and $346.1 million at December 31, 2009 and December 31, 2008, respectively. This balance is included within cash and cash equivalents and the corresponding liability to

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

3. Fair Value Measurements (Continued)

return the collateral has been offset against the derivative asset within the balance sheet as appropriate under the netting agreement. The fair value of the individual derivative contracts are reported gross in their respective levels based on the fair value hierarchy.

(5)	Financial instruments sold, but not purchased represent “short sales” and are included within “Net payable for investments purchased” on the balance sheet.

(6)

Short-term investments consist primarily of corporate, U.S. Government and Government-Related/Supported securities, Corporate and Non-U.S. Sovereign Government, Supranational and Government-Related securities.

(7)

Included within Corporate are certain floating rate medium term notes supported primarily by pools of European credit with varying degrees of leverage. The notes have a fair value of $587.7 million and $499.0 million and an amortized cost of $707.9 million and $922.7 million at December 31, 2009 and December 31, 2008, respectively. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

3. Fair Value Measurements (Continued)

Level 3 Gains and Losses

The tables below present additional information about assets and liabilities measured at fair value on a recurring basis and for which Level 3 inputs were utilized to determine fair value. The table reflects gains and losses for the twelve month periods ended December 31, 2009 and 2008 for all financial assets and liabilities categorized as Level 3 as of December 31, 2009 and 2008, respectively. The tables do not include gains or losses that were reported in Level 3 in prior periods for assets that were transferred out of Level 3 prior to December 31, 2009 and 2008. Gains and losses for assets and liabilities classified within Level 3 in the table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, it should be noted that the following table does not take into consideration the effect of offsetting Level 1 and 2 financial instruments entered into by the Company that are either economically hedged by certain exposures to the Level 3 positions or that hedge the exposures in Level 3 positions.

(U.S. dollars in thousands)	Level 3 Assets and Liabilities Year Ended December 31, 2009
	Corporate	Residential mortgage-backed securities – Agency	Residential mortgage-backed securities – Non Agency	Commercial mortgage-backed securities	Collateralized debt obligations
Balance, beginning of period	$62,506	$–	$79,429	$43,811	$598,110
Realized (losses) gains	(12,700)	–	(13,263)	(7,969)	(41,490)
Movement in unrealized gains (losses)	12,186	(126)	21,999	2,221	48,790
Purchases, sales issuances and settlements, net	(21,713)	8,020	(15,135)	(3,343)	(10,186)
Transfers into Level 3	6,517	–	14,422	1,430	15,457
Transfers out of Level 3	(36,485)	–	(45,262)	(33,395)	(415,025)
Fixed maturities to short-term investments classification change	–	–	–	–	(4,993)

Balance, end of period	$10,311	$7,894	$42,190	$2,755	$190,663

Movement in total (losses) above relating to instruments still held at the reporting date	$622	$(126)	$15,788	$(240)	$28,436

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

3. Fair Value Measurements (Continued)

Level 3 Gains and Losses (continued)

(U.S. dollars in thousands)	Level 3 Assets and Liabilities Year Ended December 31, 2009 (Continued)
	Other asset backed securities	Non-U.S. Sovereign Government and Supranationals and Government Related	Short-term Investments	Other investments	Derivative Contracts – Net
Balance, beginning of period	$78,871	$89,152	$20,746	$65,354	$226,818
Realized (losses) gains	(7,049)	–	(8,701)	–	2,807
Movement in unrealized gains (losses)	(5,594)	(94)	3,454	(913)	(147,216)
Purchases, sales issuances and settlements, net	(758)	(6,882)	(12,991)	11,143	18,106
Transfers into Level 3	8,531	–	–	–	–
Transfers out of Level 3	(35,822)	(76,740)	(3,234)	–	–
Fixed maturities to short-term investments classification change	–	(2,219)	7,212	–	–

Balance, end of period	$38,179	$3,217	$6,486	$75,584	$100,515

Movement in total (losses) above relating to instruments still held at the reporting date	$(11,903)	$72	$(887)	$(913)	$(147,216)

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

3. Fair Value Measurements (Continued)

Level 3 Gains and Losses (continued)

(U.S. dollars in thousands)	Level 3 Assets and Liabilities Year Ended December 31, 2008
	Corporate	Residential mortgage-backed securities – Agency	Residential mortgage-backed securities – Non Agency	Commercial mortgage-backed securities	Collateralized debt obligations
Balance, beginning of period	$104,327	$2,386	$238,774	$63,604	$844,198
Realized (losses) gains	(12,493)	–	(31,622)	(11,671)	(67,615)
Movement in unrealized gains (losses)	(11,774)	–	(42,951)	(8,233)	(313,394)
Purchases, sales issuances and settlements, net	27,442	–	(8,754)	(7,516)	3,960
Transfers into Level 3	23,978	–	114,016	49,722	154,521
Transfers out of Level 3	(68,974)	(2,386)	(190,034)	(42,095)	(5,276)
Fixed maturities to short-term investments classification change	–	–	–	–	(18,284)

Balance, end of period	$62,506	$–	$79,429	$43,811	$598,110

Movement in total (losses) above relating to instruments still held at the reporting date	$(18,909)	$–	$(38,789)	$(12,805)	$(318,235)

(U.S. dollars in thousands)	Level 3 Assets and Liabilities Year Ended December 31, 2008 (continued)
	Other asset backed securities	Non-U.S. Sovereign Government and Supranationals and Government Related	Short-term Investments	Other investments	Derivative Contracts – Net
Balance, beginning of period	$131,149	$1,163	$15,606	$40,354	$12,283
Realized (losses) gains	(53,287)	–	(175)	–	24,207
Movement in unrealized gains (losses)	(20,427)	(3,304)	(2,750)	(4,930)	172,093
Purchases, sales issuances and settlements, net	(10,051)	68,097	(10,219)	29,930	18,235
Transfers into Level 3	86,655	23,196	–	–	–
Transfers out of Level 3	(55,168)	–	–	–	–
Fixed maturities to short-term investments classification change	–	–	18,284	–	–

Balance, end of period	$78,871	$89,152	$20,746	$65,354	$226,818

Movement in total (losses) above relating to instruments still held at the reporting date	$(20,752)	$1,853	$(2,938)	$(4,930)	$172,093

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

3. Fair Value Measurements (Continued)

Level 3 Gains and Losses (continued)

In general, Level 3 assets include securities for which the values were obtained from brokers where either significant inputs were utilized in determining the value that were difficult to corroborate with observable market data, or sufficient information regarding the specific inputs utilized by the broker was not available to support a Level 2 classification. Level 3 assets also include securities for which the Company determined current market trades represent distressed transactions, and accordingly, the Company determined fair value using certain inputs that are not observable to market participants. Transfers from Level 3 to Level 2 during the year ended December 31, 2009, were primarily as a result of the Company utilizing values provided by pricing services not containing significant unobservable inputs, rather than other valuations for certain assets that would have been considered Level 3.

Fixed maturities and short-term investments

At December 31, 2009, certain assets which were previously classified as Level 3 assets due to a lack of observable market data are now classified as Level 2 assets as described further below.

For the period from December 31, 2008 through June 30, 2009, the Company had determined that internal models were more appropriate and better representative of the fair value of these securities. At June 30, 2009, the Company utilized internal valuation models for Collateralized Debt Obligations holdings (“CDOs”) with a fair value of $450.5 million and a par value of $807.5 million. However, as a result of numerous market factors, including increased volumes of trading and increased new issuance of CDOs, the Company believes that transactions in this market are no longer distressed and accordingly has reverted to third-party vendor pricing sources where transactions are available as of December 31, 2009, and where not available based the valuations on broker quotes. Accordingly, as at December 31, 2009, for those CDOs which were previously valued using internal models, the Company now carries these assets at a fair value of $538.5 million as compared to a par value of $789.1 million. Of these holdings, $457.6 million were valued by third party vendors and for which inputs are observable and accordingly are now classified as Level 2, and $80.9 million were valued using broker quotations and for which inputs are unobservable and accordingly remain classified as Level 3.

The remainder of the Level 3 assets relate to private equity investments where the nature of the underlying assets held by the investee include positions such as private business ventures and are such that significant Level 3 inputs are utilized in the valuation, and certain derivative positions.

Other investments

Included within the Other Investments component of the Company’s Level 3 valuations are private investments and alternatives where the Company is not deemed to have significant influence over the investee. The fair value of these investments is based upon net asset values received from the investment manager or general partner of the respective entity. The nature of the underlying investments held by the investee which form the basis of the net asset value include assets such as private business ventures and are such that significant Level 3 inputs are utilized in the determination of the individual underlying holding values and accordingly the fair value of the Company’s investment in each entity is classified within Level 3. The Company also incorporates factors such as the most recent financial information received, the values at which capital transactions with the investee take place, and management’s judgment regarding whether any adjustments should be made to the net asset value in recording the fair value of each position.

Derivative instruments

Derivative instruments classified within Level 3 include: (i) certain interest rate swaps where the duration of the contract the Company holds exceeds that of the longest term on a market observable input, (ii) weather and energy derivatives, (iii) GMIB benefits embedded within a certain reinsurance contract, (iv) a put option included within the Company’s remaining contingent capital facility and (v) credit derivatives sold providing protection on senior tranches of structured finance transactions where the value is obtained directly from the investment bank counterparty for which sufficient information regarding the

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

3. Fair Value Measurements (Continued)

Derivative instruments (continued)

inputs utilized in the valuation was not obtained to support a Level 2 classification. The majority of inputs utilized in the valuations of these types of derivative contracts are considered Level 1 or Level 2; however, each valuation includes at least one Level 3 input that was significant to the valuation and accordingly the values are disclosed within Level 3.

In addition, see Note 2(h), “Significant Accounting Policies for a general discussion of types of assets and liabilities that are classified within Level 3 of the fair value hierarchy as well as the Company’s valuation policies for such instruments.

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

(U.S. dollars in thousands)	As of December 31, 2009		As of December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed maturities, held to maturity	$546.1	$530.3	$–	$–
Other investments – structured transactions	$365.6	$341.4	$94.8	$93.3

Financial Assets	$911.7	$871.7	$94.8	$93.3

Deposit Liabilities	$2,208.7	$2,133.1	$2,711.0	$1,764.0
Notes payable and debt	2,451.4	2,504.4	3,189.7	1,215.0

Financial Liabilities	$4,660.1	$4,637.5	$5,900.7	$2,979.0

Redeemable series C preference ordinary shares	$182.7	$137.9	$500.0	$110.0

The Company historically participated in structured transactions which include cash loans supporting project finance transactions, providing liquidity facility financing to structured project deals and invested in a payment obligation with an insurance company. These transactions are carried at amortized cost. The fair value of these investments held by the Company is determined through use of internal models utilizing reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data.

Deposit liabilities include obligations under structured insurance and reinsurance transactions as well as funding agreements issued. For purposes of fair value disclosures, the Company determines the fair value of the deposit liabilities by assuming a discount rate equal to the appropriate U.S. Treasury rate plus 108 basis points and the appropriate U.S. Treasury Rate plus 902 basis points at December 31, 2009 and December 31, 2008, respectively, to determine the present value of projected contractual liability payments through final maturity. The discount rate incorporates the Company’s own credit risk into the determination of estimated fair value.

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
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

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
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

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

Guarantee agreements

Previously, the Company also entered into certain guarantee agreements with subsidiaries of Syncora. These guarantee agreements terminated with respect to any new business written by Syncora through the underlying agreements after the effective date of Syncora’s IPO, but the agreements remained in effect with respect to cessions or guarantees written under these agreements prior to the IPO. The agreements unconditionally and irrevocably guaranteed: (i) Syncora Guarantee for the full and complete performance when due of all of Syncora Guarantee Re’s obligations under its facultative quota share reinsurance agreement with Syncora Guarantee, (ii) the full and complete payment when due of Syncora Guarantee’s obligations under certain financial guarantees issued by Syncora Guarantee and arranged by Syncora Guarantee (U.K.) Limited for the benefit of the European Investment Bank (“EIB”) and (iii) Financial Security Assurance (“Financial Security”) for the full and complete performance of Syncora Guarantee Re’s obligations under a Financial Security Master Facultative Agreement. The guarantees the Company provided contained a dual trigger, such that the guarantees responded only if two events were to occur. First, the underlying guaranteed obligation must have defaulted on payments of interest and principal, and secondly, the relevant Syncora subsidiary must have failed to meet its obligations under the applicable reinsurance or guarantee. As detailed below, subsequent to June 30, 2008 the Company executed the Master Agreement in connection with, among other things, the termination of reinsurance agreements with Syncora and its subsidiaries. As a result of the termination of these reinsurance agreements, the related guarantee agreements described above, with the exception of certain exposures relating to the European Investment Bank as described below, no longer have any force or effect. As at June 30, 2008 and December 31, 2008, the Company’s total net par outstanding falling under these guarantees was $59.2 billion and $75.2 billion, respectively.

Other agreements

As at December 31, 2008, the Company had approximately $4.0 billion of deposit liabilities associated with guaranteed investment contracts (“GICs”) for which credit enhancement was provided by Syncora Guarantee. Based on the terms and conditions of the underlying GICs, upon the downgrade of Syncora Guarantee below certain ratings levels, all or portions of the outstanding principal balances on such GICs would come due. Throughout 2008, several rating agencies downgraded Syncora and its subsidiaries and as a result, the Company settled all of the GIC liabilities during 2008.

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
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

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

After the closing of the Master Agreement on August 5, 2008, approximately $64.6 billion of the Company’s total net exposure (which was $65.7 billion as at June 30, 2008) under reinsurance agreements and guarantees with Syncora subsidiaries was eliminated. Pursuant to the terms of the Master Agreement, Syncora is required to use commercially reasonable efforts to commute the agreements that are the subject of the Company’s guarantee of Syncora Guarantee’s obligations under certain financial guarantees issued by Syncora Guarantee to the European Investment Bank (the “EIB Policies”), subject to certain limitations. These guarantees were provided for the benefit of EIB and are made up of transportation and public

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

4. Syncora Holdings Ltd. (“Syncora”) (Continued)

building risk with an average rating of BBB, written between 2001 and 2006 with anticipated maturities ranging between 2027 and 2038. As at December 31, 2009, the Company’s exposures relating to the EIB Policies (which relate to project finance transactions) was approximately $920.5 million, reduced from $1.1 billion at June 30, 2008, mainly due to the strengthening of the U.S. dollar against the currencies of the underlying obligations. As of December 31, 2009, there have been no reported events of default on the underlying obligations, accordingly, no reserves have been recorded.

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

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

5. Restructuring and Asset Impairment Charges (Continued)

Total estimated costs the Company expects to incur in connection with the restructuring initiatives noted above as well as costs incurred during the year ended December 31, 2009 and total cumulative costs incurred through December 31, 2009 are as follows:

(U.S. dollars in millions)	Total Expected Costs	Costs Incurred During the Year Ended December 31, 2009	Cumulative Costs Incurred through December 31, 2009
Employee Termination Benefits	$95.8	$51.1	$94.9
Lease Termination and Other Costs	14.6	8.0	14.6
Asset Impairment	22.8	22.4	22.8

Total	$133.2	$81.5	$132.3

These costs are allocated to the Company’s segments as follows:

(U.S. dollars in millions)	Total Expected Costs	Costs Incurred During the Year Ended December 31, 2009	Cumulative Costs Incurred through December 31, 2009
Insurance (1)	$85.2	$56.9	$84.3
Reinsurance (1)	14.4	10.6	14.5
Corporate	33.6	14.0	33.5

Total	$133.2	$81.5	$132.3

(1)	Includes allocated restructuring charges associated with eliminating the XL Financial Solutions business unit.

Activity related to restructuring and asset impairment charges for the year ended December 31, 2009 was as follows:

(U.S. dollars in millions)	Accrual at December 31, 2008	Costs Incurred	Amounts Paid and Assets Impaired	Balance of Liability at December 31, 2009
Employee Termination Benefits	$4.4	$51.1	$45.1	$10.4
Lease Termination and Other Costs	5.3	8.0	10.3	3.0
Asset Impairment	–	22.4	22.4	–

Total	$9.7	$81.5	$77.8	$13.4

Costs incurred through December 31, 2008 and total estimated costs the Company expects to incur in connection with the restructuring and asset impairment implemented during the third quarter of 2008 were as follows:

(U.S. dollars in millions)	Total Expected Costs	Costs Incurred through December 31, 2008
Employee Termination Benefits	$45.7	$43.8
Lease Termination and Other Costs	6.6	6.6
Asset Impairment Charges	0.4	0.4

Total	$52.7	$50.8

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

5. Restructuring and Asset Impairment Charges (Continued)

These costs are allocated to the Company’s segments were as follows:

(U.S. dollars in millions)	Total Expected Costs	Costs Incurred through December 31, 2008
Insurance (1)	$27.9	$27.4
Reinsurance (1)	4.1	3.9
Other Financial Lines	0.6	0.5
Corporate	20.1	19.0

Total	$52.7	$50.8

(1)	Includes allocated restructuring charges associated with eliminating the XL Financial Solutions business unit.

Activity related to restructuring and asset impairment charges for the year ended December 31, 2008 were as follows:

(U.S. dollars in millions)	Accrual at December 31, 2007	Costs Incurred	Amounts Paid and Assets Impaired	Balance of Liability at December 31, 2008
Employee Termination Benefits	$–	$43.8	$39.4	$4.4
Lease Termination and Other Costs	–	6.6	1.3	5.3
Asset Impairment	–	0.4	0.4	–

Total	$–	$50.8	$41.1	$9.7

6. Segment Information

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
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

6. Segment Information (Continued)

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

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

6. Segment Information (Continued)

Year ended December 31, 2009: (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Life Operations	Corporate (6)	Total
Gross premiums written	$4,251,888	1,859,423	6,111,311	576,162	–	6,687,473
Net premiums written	3,273,380	1,470,332	4,743,712	532,852	–	5,276,564
Net premiums earned	3,559,793	1,591,946	5,151,739	555,101	–	5,706,840
Net losses and loss expenses	2,399,747	769,090	3,168,837	677,562	–	3,846,399
Acquisition costs	429,170	346,699	775,869	77,689	–	853,558
Operating expenses (1)	689,131	190,596	879,727	16,009	–	895,736

Underwriting (loss) profit	$41,745	285,561	327,306	(216,159)	–	111,147
Net investment income			882,748	332,425	–	1,215,173
Net results from structured products (2)	16,660	26,374	43,034	–	16,609	59,643
Fee income and other (3)	(14,241)	6,209	(8,032)	290	–	(7,742)
Net realized gains (losses) on investments			(659,687)	(232,375)	(29,375)	(921,437)

Contribution from P&C, Life Operations and Corporate			585,369	(115,819)	(12,766)	456,784

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					(33,647)	(33,647)
Net income from financial, investments and other operating affiliates					139,347	139,347
Exchange (gains) losses					84,813	84,813
Corporate operating expenses					107,877	107,877
Extinguishment of debt					–	–
Interest expense (4)					172,764	172,764
Non-controlling interest in net income (loss) of subsidiary					(104)	(104)
Impairment of goodwill					–	–
Income taxes & other					122,143	122,143

Net income						74,991

Ratios – P&C operations: (5)
Loss and loss expense ratio	67.4%	48.3%	61.5%
Underwriting expense ratio	31.4%	33.8%	32.1%

Combined ratio	98.8%	82.1%	93.6%

Notes:

(1)	Operating expenses exclude Corporate operating expenses, shown separately.

(2)

The net results from P&C and Corporate structured products includes net investment income, interest expense and operating expenses of $79.3 million, $36.3 million and nil and $25.3 million, $7.4 million and $1.3 million, respectively.

(3)	Net fee income and other includes operating expenses from the Company’s loss prevention consulting services business.

(4)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance, Reinsurance, and Corporate segments.

(5)	Ratios are based on net premiums earned from property and casualty operations.

(6)	Corporate includes institutional investment business with guaranteed investment contracts and funding agreements. These items were included in the Other Financial Lines Segment prior to 2009.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

6. Segment Information (Continued)

Year ended December 31, 2008: (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Life Operations	Corporate (8)	Total
Gross premiums written	$5,308,914	$2,260,477	$7,569,391	$690,915	$–	$8,260,306
Net premiums written	3,984,826	1,753,467	5,738,293	649,844	–	6,388,137
Net premiums earned	3,997,045	1,993,206	5,990,251	649,851	–	6,640,102
Net losses and loss expenses	2,733,344	1,229,554	3,962,898	769,004	–	4,731,902
Acquisition costs	465,044	383,136	848,180	96,280	–	944,460
Operating expenses (1)	687,129	189,027	876,156	33,178	–	909,334

Underwriting (loss) profit	$111,528	$191,489	$303,017	$(248,611)	$–	$54,406
Net investment income	–	–	1,174,856	382,995	–	1,557,851
Net results from structured products (2)	(14,713)	25,694	10,981	–	18,144	29,125
Fee income and other (9)	(5,072)	9,260	4,188	350	–	4,538
Net realized gains (losses) on investments			(801,388)	(40,128)	(120,538)	(962,054)

Contribution from P&C, Life Operations and Corporate			$691,654	$94,606	$(102,394)	$683,866

Corporate & other:
Net realized & unrealized (losses) on derivative instruments					(73,368)	(73,368)
Net (loss) from financial, investments and other operating affiliates (3)					(1,735,942)	(1,735,942)
Exchange (gains) losses					(184,454)	(184,454)
Corporate operating expenses					168,324	168,324
Extinguishment of debt (4)					22,527	22,527
Interest expense (5)					206,455	206,455
Non-controlling interest in net income (loss) of subsidiary					–	–
Impairment of goodwill (6)					989,971	989,971
Income taxes & other					225,546	225,546

Net (loss)						$(2,553,813)

Ratios – P&C operations: (7)
Loss and loss expense ratio	68.4%	61.7%	66.2%
Underwriting expense ratio	28.8%	28.7%	28.7%

Combined ratio	97.2%	90.4%	94.9%

Notes:

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)

The net results from P&C and Corporate structured products includes net investment income, interest expense and operating expenses of $110.7 million, $72.8 million, and $27.0 million, and $100.4 million, $72.6 million and $9.7 million, respectively.

(3)

Net loss from financial, investments and other operating affiliates for the year ended December 31, 2008 included losses totaling approximately $1.4 billion related to the closing of the Master Agreement as well as losses recorded throughout 2008 and up until the closing of the Master Agreement that were associated with previous reinsurance and guarantee agreements with Syncora.

(4)	Represents debt extinguishment costs associated with the early redemption of the 6.58% Notes.

(5)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance, Reinsurance, and Corporate segments.

(6)	Represents goodwill impairment charges recorded in late 2008, mainly associated with the Company’s reinsurance operations.

(7)	Ratios are based on net premiums earned from property and casualty operations.

(8)	Certain reclassifications have been made to conform to current year presentation.

(9)	Net fee income and other includes operating expenses from the Company’s loss prevention consulting services business.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

6. Segment Information (Continued)

Year ended December 31, 2007: (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Life Operations	Corporate (3)	Syncora (8)	Total
Gross premiums written	$5,434,266	$2,663,494	$8,097,760	$743,220	$–	$156,983	$8,997,963
Net premiums written	4,186,855	2,110,865	6,297,720	698,693	–	130,445	7,126,858
Net premiums earned	4,116,588	2,302,039	6,418,627	701,047	–	85,682	7,205,356
Net losses and loss expenses	2,594,812	1,244,764	3,839,576	888,658	–	1,427	4,729,661
Acquisition costs	484,014	482,024	966,038	90,923	–	6,752	1,063,713
Operating expenses (1)	683,108	205,966	889,074	34,838	–	43,546	967,458

Underwriting profit (loss)	$354,654	$369,285	$723,939	$(313,372)	$–	$33,957	$444,524
Net investment income	–	–	1,289,554	390,227	–	48,468	1,728,249
Net results from structured products (2)	(2,480)	25,520	23,040	–	48,140	(61)	71,119
Fee income and other	11,812	1,698	13,510	698	–	63	14,271
Net realized & unrealized (losses) on investments			(204,131)	(33,770)	(365,151)	$(216)	$(603,268)

Contribution from P&C, Life Operations, Corporate and Syncora			$1,845,912	$43,783	$(317,011)	$82,211	$1,654,895

Corporate & other:
Net realized & unrealized (losses) derivative instruments					(35,185)	$(20,266)	$(55,451)
Net (loss) from financial, investments and other operating affiliates (4)					(733,841)	–	(733,841)
Exchange losses (gains)					(19,773)	39	(19,734)
Corporate operating expenses					139,469	–	139,469
Extinguishment of debt					–	–	–
Interest expense (5)					210,449	–	210,449
Non-controlling interest in net income (loss) of subsidiary					(66)	23,994	23,928
Impairment of goodwill					–	–	–
Income taxes & other					235,529	73	235,602

Net Income							$275,889

Ratios – P&C operations: (6)
Loss and loss expense ratio	63.0%	54.1%	59.8%
Underwriting expense ratio	28.4%	29.8%	28.9%

Combined ratio	91.4%	83.9%	88.7%

Notes:

(1)	Operating expenses exclude corporate operating expenses, shown separately.

(2)	The net results from P&C structured products includes net investment income, interest expense and operating expenses of $131.5 million, $85.0 million, and $23.5 million, respectively.

(3)	Certain reclassifications have been made to conform to current year presentation.

(4)

Net (loss) from financial, investments and other operating affiliates includes the equity earnings from the Company’s investment in Syncora since June 6, 2007, reported on a one quarter lag as well losses, including OTTI, associated with this investment and losses relating to reinsurance agreements with Syncora.

(5)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance, Reinsurance, and Other Financial Lines segments.

(6)	Ratios are based on net premiums earned from property and casualty operations. The underwriting expense ratio excludes exchange gains and losses.

(7)

The Corporate segment is comprised of the guaranteed investment contract and funding agreement businesses. The net results from these products include net investment income, interest expense and operating expenses of $389.0 million, $326.4 million, and $14.5 million, respectively. While not reported within the contribution from the Other Financial Lines segment, it should be noted that approximately $370.7 million of the reported realized losses on investments for 2007 related to portfolios associated with funding agreements and guaranteed investment contracts.

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

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

6. Segment Information (Continued)

The following tables summarize the Company’s net premiums earned by line of business:

Year ended December 31, 2009: (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Life Operations	Total
P&C Operations:
Casualty – professional lines	$1,276,005	$196,624	$–	$1,472,629
Casualty – other lines	655,126	257,610	–	912,736
Property catastrophe	2,396	312,780	–	315,176
Other property	424,045	560,379	–	984,424
Marine, energy, aviation and satellite	546,806	83,532	–	630,338
Other specialty lines (1)	634,436	–	–	634,436
Other (2)	12,217	172,588	–	184,805
Structured indemnity	8,762	8,433	–	17,195

Total P&C Operations	$3,559,793	$1,591,946	$–	$5,151,739

Life Operations:
Other Life	$–	$–	$422,594	$422,594
Annuity	–	–	132,507	132,507

Total Life Operations	$–	$–	$555,101	$555,101

Total	$3,559,793	$1,591,946	$555,101	$5,706,840

Year ended December 31, 2008: (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Life Operations	Total
P&C Operations:
Casualty – professional lines	$1,369,668	$247,979	$–	$1,617,647
Casualty – other lines	822,252	425,541	–	1,247,793
Property catastrophe	270	305,690	–	305,960
Other property	471,013	678,504	–	1,149,517
Marine, energy, aviation and satellite	621,774	126,761	–	748,535
Other specialty lines (1)	660,322	–	–	660,322
Other (2)	(11,055)	205,433	–	194,378
Structured indemnity	62,801	3,298	–	66,099

Total P&C Operations	$3,997,045	$1,993,206	$–	$5,990,251

Life Operations:
Other Life	$–	$–	$492,353	$492,353
Annuity	–	–	157,498	157,498

Total Life Operations	$–	$–	$649,851	$649,851

Total	$3,997,045	$1,993,206	$649,851	$6,640,102

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

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

The following table shows an analysis of the Company’s net premiums written by geographical location of subsidiary where the premium is written for the years ended December 31:

P&C operations and Syncora: (U.S. dollars in thousands)	2009	2008	2007
Bermuda	$545,965	$607,824	$660,480
United States	2,342,656	2,739,637	3,141,680
Europe and other	1,855,091	2,390,832	2,626,005

Total P&C operations and Syncora	$4,743,712	$5,738,293	$6,428,165

Life Operations: (U.S. dollars in thousands)
Bermuda	$80,498	$184,368	$276,834
United States	31,478	27,423	5,232
Europe and other	420,876	438,053	416,627

Total Life Operations	$532,852	$649,844	$698,693

Total	$5,276,564	$6,388,137	$7,126,858

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

7. Goodwill and Other Intangible Assets

The following table presents an analysis of intangible assets broken down between goodwill, intangible assets with an indefinite life and intangible assets with a definite life for the years ended December 31, 2009, 2008 and 2007:

(U.S. dollars in thousands)	Goodwill	Intangible assets with an indefinite life	Intangible assets with a definite life	Total
Balance at December 31, 2006	$1,779,641	$30,195	$8,260	$1,818,096
Addition	35,112	–	–	35,112
Deduction of Syncora goodwill upon deconsolidation	(11,529)	–	–	(11,529)
Amortization	–	–	(1,680)	(1,680)
Foreign Currency Translation	1,592	–	–	1,592

Balance at December 31, 2007	$1,804,816	$30,195	$6,580	$1,841,591
Reclassification	5,089	(11,529)	6,440	–
Impairment	(989,971)	–	–	(989,971)
Amortization	–	–	(2,968)	(2,968)
Foreign Currency Translation	4,898	–	–	4,898

Balance at December 31, 2008	$824,832	$18,666	$10,052	$853,550
Reclassification	–	–	(4,440)	(4,440)
Impairment	–	–	–	–
Amortization	–	(3,300)	(1,858)	(5,158)
Foreign Currency Translation	1,177	–	–	1,177

Balance at December 31, 2009	$826,009	$15,366	$3,754	$845,129

The Company has goodwill of $826.0 million as at December 31, 2009, of which $427.8 million relates to the Company’s Insurance segment while $398.2 million relates to the Company’s Reinsurance segment. The estimated fair values of these reporting units exceeded their net book values as of December 31, 2009 and therefore no impairments were recorded during 2009. There were no goodwill impairment charges recorded by the Company in any year prior to the amount recorded during 2008, as described further below. Therefore, the opening goodwill balance of $1.78 billion as at December 31, 2006 represents the gross balance of goodwill recorded by the Company. At December 31, 2009, the ending goodwill balance is comprised of gross goodwill of $1.82 billion offset by accumulated impairment charges of $990 million.

The Company tests goodwill for impairment on an annual basis and on an interim basis when certain events or circumstances exist. The Company tests for impairment at the reporting unit level in accordance with the authoritative guidance on intangibles and goodwill. For the reinsurance segment, a reporting unit is one level below the business segment, while for insurance, the segment is also the reporting unit. The first step is to identify potential impairment by comparing the estimated fair value of a reporting unit to the estimated book value, including goodwill. The fair value of each reporting unit is derived based upon valuation techniques and assumptions the Company believes market participants would use to value the business and this is then compared to the book value of the business. The Company derives the net book value of its reporting units by estimating the amount of shareholders’ equity required to support the activities of each reporting unit. The estimated fair values of the reporting units are generally determined utilizing methodologies that incorporate price-to-net-tangible-book and price-to-earnings multiples of certain comparable companies, from an operational and economic standpoint. If such estimated fair value, combined with an estimate of an appropriate control premium, indicates a “close call” or potential impairment, further analysis using discounted cash flows is performed. A control premium represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the respective company. If the estimated fair value exceeds the book value, goodwill at the reporting unit level is not deemed to be impaired. If the book value exceeds the estimated fair value, the second step of the process is performed to measure the amount of impairment.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

7. Goodwill and Other Intangible Assets (Continued)

The Company completed its annual goodwill impairment testing, as of June 30, 2009, June 30, 2008 and June 30, 2007, which did not result in any goodwill impairments. The results of the annual impairment tests were revisited at each respective year end to confirm that no impairments were required. As at June 30, 2009, 2008 and 2007, estimated fair values exceeded the related net book values of the respective units carrying goodwill. However, at December 31, 2008, due to the financial market and economic events that occurred in the fourth quarter of fiscal 2008, the Company’s interim impairment testing resulted in a non-cash goodwill impairment charge of $990.0 million. The charge related primarily to certain reinsurance unit goodwill associated with the merger of Mid Ocean Ltd. (“Mid Ocean”) in 1998.

The fair value of the Mid Ocean reporting unit was calculated using the discounted cash flow methodology noted below as well as by comparison with similar companies’ publicly traded price multiples as the basis for valuation. The most significant assumptions affecting the market multiples methodology were the choice of comparable companies for each reporting unit and the level of control premium considered. The discounted cash flow methodology established fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value was intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The discounted cash flow methodology used the Company’s projections of financial performance for a ten-year period combined with an estimated terminal value. The most significant assumptions used in the discounted cash flow methodology were the discount rate, the terminal value and expected future revenues of each reporting unit, gross margins and operating margins, which vary among reporting units. The results of both the price to earnings and price to net tangible book value multiple analyses indicated ranges of fair values of the reporting units within which goodwill is carried was sufficient to support the goodwill balances during the June 30, 2008 annual impairment testing. However, after considering the significantly reduced industry price to tangible book value market multiples during the fourth quarter, and undertaking a discounted cash flows analysis applying stressed scenario assumptions within the discounted cash flow analysis as a result of the distressed environment during 2008, and applying an approximately equal weighting to each of the methodologies utilized (discounted cash flows, price to earnings multiples and price to tangible book value multiples), management concluded the Mid Ocean reporting unit did not pass step one of the process outlined in the authoritative accounting rules and therefore step two was required to quantify the amount of goodwill impairment. Following the step two valuation process, the resulting impairment was determined to be $975.0 million. Although the Company did not believe that the future earnings potential of this business or the cash flows it is expected to produce had declined significantly, as a result of the distressed state of investment and credit markets, the Company believed that the rate of return a market participant would require at the end of 2008 was higher than it was during prior periods. In addition, the market multiples considered had also deteriorated from prior periods, particularly price to tangible book ratios. These factors taken together, combined with the significance of the goodwill value as a percentage of the total net book value of the Mid Ocean reporting unit led to the conclusion that the impairment of $975.0 million was required.

In addition, consistent with the process and factors outlined above, the goodwill balances relating to certain Latin American reinsurance operations and certain life operations of $10.0 million and $5.0 million, respectively, were determined to be impaired and the full balances were written off during the fourth quarter of 2008.

During 2008, particularly during the fourth quarter, the financial services and insurance industries and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. The Company’s stock price, consistent with stock prices in the broader financial services and insurance sectors, declined significantly during that period of time. In addition to these market declines, the Company had additional downward pressure on market capitalization due to the nature of the Company’s historic business model which included broader financial exposures than would be typical for a commercial property and casualty insurer. While the Company has

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

7. Goodwill and Other Intangible Assets (Continued)

substantially ended its relationship with Syncora and its involvement with financial guarantee business with the exception of certain limited residual guarantees, management believed that the Company’s share price continued to be impacted by the perceived risk associated with both credit and other financial exposures. In particular, analyst reports at the end of 2008 and early 2009 indicated that the continued general market volatility and uncertainties in the credit markets may disproportionately impact the Company’s investment portfolio due to the weighting of certain asset classes held. For further details on certain risks associated with the Company’s investment portfolio, the Master Agreement and related commutations signed with Syncora, relationships with Rating Agencies and other factors that may have contributed to the downward pressure on the Company’s stock price during 2008 and may still be impacting the Company’s stock price, although to a lesser degree during 2009, see Item 1A, Risk Factors, within this document. These risks combined with the downgrades from major rating agencies that XL experienced during 2008 increased investor uncertainty regarding the Company’s operating model and overall value. While these factors impacted the trading value of the Company’s common shares during both 2008 and to a lesser degree during 2009, management believes that they do not directly impact the stand alone value of the Company’s core property and casualty underwriting reporting units.

Although the results of the 2009 goodwill impairment analysis do not indicate the need for any impairment charges, if significant negative changes were to occur in items such as the premium volumes and/or the level of profitability within the business written by the Company, decreases in the Company’s credit ratings, deterioration in the overall financial markets in general, or any other significantly negative unforeseen circumstance, the Company’s business and future prospects may be adversely affected, which could result in further goodwill impairments in the future.

The addition to goodwill during 2007 was related to the Company’s purchase of Global Asset Protection Services LLC (“GAPS”). Following the determination of the final aggregate purchase price in 2008, total goodwill associated with the purchase of GAPS was adjusted by $6.4 million to $28.7 million. See Note 8, “Business Combinations (“GAPS”)” for further details.

During July 2009, the Company entered into an agreement to sell its U.S. life reinsurance business. The transaction closed during the fourth quarter of 2009. Accordingly, the full value of the licenses held relating to this business of $3.3 million was removed from intangible assets with an indefinite life as part of the sale transaction.

In addition, during 2009 certain internal use software acquired as part of the GAPS acquisition, with a carried value of $4.4 million was reclassified from intangible assets with a definite life into other assets. No impairments were recorded on intangible assets during any of the years ended December 2009, 2008 and 2007.

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
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

8. Business Combinations (Continued)

The aggregate purchase price after receipt of a final closing balance sheet in 2008 was $33.4 million. Of the final purchase price paid, $4.7 million was allocated to the identifiable net assets assumed, with the remaining $28.7 million recorded as goodwill. GAPS results of operations were included in the Company’s income statement from the date of purchase.

9. Investments

Net investment income is derived from the following sources:

Year ended December 31 (U.S. dollars in thousands)	2009	2008	2007
Fixed maturities, short-term investments and cash equivalents	$1,369,503	$1,799,758	$2,262,615
Equity securities and other investments	13,753	27,803	37,932
Funds withheld	14,649	13,256	20,854

Total gross investment income	1,397,905	1,840,817	2,321,401
Investment expenses	(78,082)	(71,840)	(72,594)

Net investment income	$1,319,823	$1,768,977	$2,248,807

The cost (amortized cost for fixed maturities and short-term investments), fair value, gross unrealized gains, gross unrealized (losses), and OTTI recorded in AOCI of the Company’s available for sale investments at December 31, 2009 and December 31, 2008 were as follows:

December 31, 2009 (U.S. dollars in thousands)	Cost or Amortized Cost	Included in Accumulated Other Comprehensive Income (“AOCI”)			Fair Value
		Gross Unrealized Gains	Gross Unrealized Losses
			Related to changes in estimated fair value	OTTI included in other comprehensive income (Loss)(1)
Fixed maturities
U.S. Government and Government-Related/Supported (2)	$2,619,731	$73,611	$(28,717)	$–	$2,664,625
Corporate (3) (4)	10,121,973	260,451	(472,170)	(111,254)	9,799,000
Residential mortgage-backed securities–Agency	6,169,707	96,715	(37,921)	–	6,228,501
Residential mortgage-backed securities–Non-Agency	2,015,593	13,958	(397,696)	(210,540)	1,421,315
Commercial mortgage-backed securities	1,276,602	8,107	(54,095)	(13,815)	1,216,799
Collateralized debt obligations	1,030,245	9,783	(332,403)	(9,064)	698,561
Other asset-backed securities	1,247,822	13,046	(82,438)	(10,445)	1,167,985
U.S. States and political subdivisions of the States	909,609	18,465	(14,601)	–	913,473
Non-U.S. Sovereign Government, Supranational and Government-Related (2)	3,407,222	60,506	(65,955)	–	3,401,773

Total fixed maturities	$28,798,504	$554,642	$(1,485,996)	$(355,118)	$27,512,032

Total short-term investments	$1,767,197	$16,899	$(6,736)	$–	$1,777,360

Total equity securities	$12,344	$5,793	$(358)	$–	$17,779

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

9. Investments (Continued)

(1)	Represents the amount of OTTI losses in AOCI, which from April 1, 2009 was not included in earnings under authoritative accounting guidance.

(2)

U.S. Government and Government-Related/Supported and Non U.S. Sovereign Government, Supranationals and Government-Related includes government-related securities with an amortized cost of $2,325.4 million and fair value of $2,326.6 and U.S. Agencies with an amortized cost of $1,361.6 million and fair value of $1,395.0 million.

(3)

Included within Corporate are certain floating rate medium term notes supported primarily by pools of European credit leveraged by a factor of 0.44 (i.e. $144 of Bonds held for every $100 of note). The notes have a fair value of $587.7 million and an amortized cost of $707.9 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(4)

Included in the table above are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments senior to the common and preferred equities of the financial institutions. These securities have a fair value of $904.3 million and an amortized cost of $1,104.6 million as at December 31, 2009.

December 31, 2008 (U.S. dollars in thousands)	Cost or Amortized Cost	Included in Accumulated Other Comprehensive Income (“AOCI”)			Fair Value
		Gross Unrealized Gains	Gross Unrealized Losses
			Related to changes in estimated fair value	OTTI included in other comprehensive income (Loss)
Fixed maturities
U.S. Government and Government-Related/Supported	$3,649,168	$334,302	$(5,128)	$–	$3,978,342
Corporate (1) (2)	11,187,246	80,049	(1,978,692)	–	9,288,603
Residential mortgage-backed securities–Agency	2,039,783	62,638	(2,466)	–	2,099,955
Residential mortgage-backed securities–Non-Agency	2,873,478	15,975	(951,507)	–	1,937,946
Commercial mortgage-backed securities	2,505,698	1,200	(365,330)	–	2,141,568
Collateralized debt obligations	1,100,358	3,521	(465,100)	–	638,779
Other asset-backed securities	1,895,229	2,504	(189,725)	–	1,708,008
U.S. States and political subdivisions of the States	486,394	5,229	(22,853)	–	468,770
Non-U.S. Sovereign Government, Supranational and Government-Related	3,253,123	224,094	(102,820)	–	3,374,397

Total fixed maturities	$28,990,477	$729,512	$(4,083,621)	$–	$25,636,368

Total short-term investments	$1,500,767	$4,258	$(38,702)	$–	$1,466,323

Total equity securities	$337,765	$31,632	$(7,578)	$–	$361,819

(1)

Included within Corporate are certain floating rate medium term notes supported primarily by pools of European credit with varying degrees of leverage. The notes have a fair value of $499.0 million and an amortized cost of $922.7 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(2)

Included in the table above are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments senior to the common and preferred equities of the financial institutions. These securities have a fair value of $980.6 million and an amortized cost of $1,632.5 million as at December 31, 2008.

The Company had gross unrealized losses totaling $1.8 billion at December 31, 2009 on its available for sale portfolio, which it considers to be temporarily impaired. Individual security positions comprising this balance have been evaluated by management, based on specified criteria, to determine if these impairments should be considered other than temporary. These criteria include an assessment of the severity

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

9. Investments (Continued)

of impairment along with management’s assessment as to whether it is likely to sell these securities, among other factors included below.

At December 31, 2009 and December 31, 2008, approximately 3.5% and 2.5%, respectively, of the Company’s fixed income investment portfolio at fair value was invested in securities which were below investment grade or not rated. The increase in below investment grade or not rated securities is primarily due to rating agency action on non-Agency residential mortgage-backed securities and hybrids during 2009. Approximately 30.1% and 8.8% of the gross unrealized losses in the Company’s fixed income securities portfolio at December 31, 2009 and 2008, respectively, related to securities that were below investment grade or not rated.

The following is an analysis of how long each of those available for sale securities at December 31, 2009 had been in a continual unrealized loss position:

December 31, 2009 (U.S. dollars in thousands)	Less than 12 months		Equal to or greater than 12 months
	Fair Value	Gross Unrealized Losses (1)	Fair Value	Gross Unrealized Losses (1)
Fixed maturities and short-term investments:
U.S. Government and Government Related/Supported	$792,605	$15,527	$84,105	$13,691
Corporate (2) (3)	1,892,737	55,538	2,900,332	527,963
Residential mortgage-backed securities–Agency	2,948,912	37,592	2,342	329
Residential mortgage-backed securities–Non-Agency	208,914	71,999	1,140,549	536,237
Commercial mortgage-backed securities	231,230	9,347	558,551	58,563
Collateralized debt obligations	127,171	36,144	563,340	306,058
Other asset-backed securities	273,034	4,555	553,286	88,677
U.S. States and political subdivisions of the States	326,392	5,586	55,278	9,015
Non-U.S. Sovereign Government, Supranational and Government-Related	944,204	17,499	514,058	53,530

Total fixed maturities and short-term investments	$7,745,199	$253,787	$6,371,841	$1,594,063

Total equity securities	$1,660	$358	$–	$–

(1)	Time of impairment on securities impacted by April 1, 2009 changes to OTTI values is measured from the point at which securities returned to a net unrealized loss position (i.e. from April 1, 2009).

(2)

Included within Corporate are certain floating rate medium term notes supported primarily by pools of European credit leveraged by factor of 0.44 (i.e. $144 of Bonds held for every $100 of note). The notes have a fair value of $587.7 million and an amortized cost of $707.9 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(3)

Included in the table above are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments senior to the common and preferred equities of the financial institutions. These securities have a fair value of $904.3 million and an amortized cost of $1,104.6 million as at December 31, 2009.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

9. Investments (Continued)

The following is an analysis of how long each of those available for sale securities at December 31, 2008 had been in a continual unrealized loss position:

December 31, 2008 (U.S. dollars in thousands)	Less than 12 months		Equal to or greater than 12 months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments:
U.S. Government and Government-Related/Supported	$103,040	$7,214	$–	$–
Corporate (1) (2)	3,641,376	633,371	4,005,267	1,363,661
Residential mortgage-backed securities–Agency	32,279	1,276	3,162	1,190
Residential mortgage-backed securities–Non-Agency	1,036,527	452,246	947,017	499,261
Commercial mortgage-backed securities	961,040	155,279	832,537	210,051
Collateralized debt obligations	66,409	26,134	693,943	438,966
Other asset-backed securities	1,170,797	85,489	444,667	104,236
U.S. States and political subdivisions of the States	201,048	9,774	37,328	13,079
Non-U.S. Sovereign Government, Supranational and Government-Related	612,380	92,676	168,834	28,420

Total fixed maturities and short-term investments	$7,824,896	$1,463,459	$7,132,755	$2,658,864

Total equity securities	$188,614	$7,578	$–	$–

(1)

Included within Corporate are certain floating rate medium term notes supported primarily by pools of European credit with varying degrees of leverage. The notes have a fair value of $499.0 million and an amortized cost of $922.7 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(2)

Included in the table above are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments senior to the common and preferred equities of the financial institutions. These securities have a fair value of $980.6 million and an amortized cost of $1,632.5 million as at December 31, 2008.

The contractual maturities of available for sale fixed income securities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(U.S. dollars in thousands)	December 31, 2009 (1)		December 31, 2008 (1)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after 1 through 5 years	$7,969,186	$8,010,078	$7,451,243	$6,987,957
Due after 5 through 10 years	3,936,489	3,962,993	5,316,304	5,097,672
Due after 10 years	5,152,860	4,805,800	5,808,384	5,024,483

	17,058,535	16,778,871	18,575,931	17,110,112
Residential mortgage-backed securities–Agency	6,169,707	6,228,501	2,039,783	2,099,955
Residential mortgage-backed securities–Non-Agency	2,015,593	1,421,315	2,873,478	1,937,946
Commercial mortgage-backed securities	1,276,602	1,216,799	2,505,698	2,141,568
Collateralized debt obligations	1,030,245	698,561	1,100,358	638,779
Other asset-backed securities	1,247,822	1,167,985	1,895,229	1,708,008

Total mortgage and asset-backed securities	11,739,969	10,733,161	10,414,546	8,526,256

Total	$28,798,504	$27,512,032	$28,990,477	$25,636,368

(1)

Included in the table above are $904.3 million and $980.6 million in Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments senior to the common and preferred equities of the financial institutions, at fair value

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

9. Investments (Continued)

as at December 31, 2009 and December 31, 2008, respectively. These securities have been distributed in the table based on their call date and have net unrealized losses of $225.2 million and $637.1 million as at December 31, 2009 and December 31, 2008, respectively.

Factors considered in determining that the remaining gross unrealized loss is not other-than-temporarily impaired include management’s consideration of current and near term liquidity needs and other available sources, an evaluation of the factors and time necessary for recovery, and the results of on-going retrospective reviews of security sales and the basis for such sales.

Gross unrealized losses of $1.8 billion on available for sale assets at December 31, 2009 can be attributed to the following significant drivers:

•

gross unrealized losses of $428.3 million related to the Company’s Life Operations investment portfolio, which had a fair value of $6.4 billion as at December 31, 2009. Of this, $262.7 million of gross unrealized losses related to $1.7 billion of exposures to corporate financial institutions including $904.3 million Tier One and Upper Tier Two securities. At December 31, 2009, this portfolio had an average interest rate duration of 8.7 years, primarily denominated in U.K. Sterling and Euros. As a result of the long duration, significant gross losses have arisen as the fair values of these securities are more sensitive to prevailing government interest rates and credit spreads. This portfolio is matched to corresponding long duration liabilities. A hypothetical parallel increase in interest rates and credit spreads of 50 and 25 basis points, respectively, would increase the unrealized losses related to this portfolio at December 31, 2009 by approximately $273.8 million and $114.2 million, respectively on both the available for sale and held to maturity portfolios. Given the long term nature of this portfolio, and the level of credit spreads as at December 31, 2009 relative to historical averages within the U.K. and Euro-zone as well as the Company’s liquidity needs at December 31, 2009, the Company believes that these assets will continue to be held until such time as they mature, or credit spreads revert to levels more consistent with historical averages.

•

gross unrealized losses of $261.8 million related to the corporate holdings within the Company’s non-life fixed income portfolios, which had a fair value of $6.9 billion as at December 31, 2009. During the year ended December 31, 2009, as a result of declining credit spreads, the gross unrealized losses on these holdings has declined substantially. Despite the rally during the last three quarters of 2009, corporate credit spreads remain at elevated levels relative to historical averages. The Company continues to believe that the gross unrealized losses are a reflection of a premium being charged by the market for credit, rather than fundamental deterioration in the debt service capabilities of the issuers.

Of the gross unrealized losses noted above $121.8 million relate to medium term notes primarily supported by pools of investment grade European credit with varying degrees of leverage. These had a fair value of $587.7 million at December 31, 2009. Management believes that expected cash flows over the expected holding period from these bonds is sufficient to support the remaining reported amortized cost.

•

gross unrealized losses of $485.0 million related to the Topical Asset portfolio (which consists of the Company’s holdings of sub-prime non-agency securities, second liens, ABS CDOs with sub-prime collateral as well as Alt-A mortgage exposures), which had a fair value of $737.6 million as at December 31, 2009. The Company undertook a security level review in conjunction with its investment manager service providers of these securities and recognized charges to the extent it believed the discounted cash flow value (to fair value in certain cases) of any security was below its amortized cost. The Company has recognized realized losses, consisting of charges for OTTI and realized losses from sales, of approximately $826.7 million since the beginning of 2007 and through December 31, 2009 on these asset classes.

The Company purchased a number of these assets to support the previously written GIC and funding agreement contracts and has reduced its exposure to this asset class as part of its strategic portfolio

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

9. Investments (Continued)

realignment. The Company believes that, based on market conditions and liquidity needs at December 31, 2009, this reduction will be realized through natural cash flows of the portfolio, and limited selective sales, rather than selling these assets into markets which continue to be illiquid and not reflective of the intrinsic value of these assets. The weighted average terms-to-maturity of the sub-prime and Alt-A residential holdings within this portfolio at December 31, 2009 were 4.3 years and 4.4 years, respectively. The Company, based on current market conditions and liquidity needs as well as its assessment of the holdings, believes it will continue to hold these securities until either maturity, or a return of liquidity and valuations more reflective of intrinsic value of these holdings.

•

gross unrealized losses of $342.2 million related to the non-life portfolio of Core CDO holdings (defined by the Company as investments in non-subprime collateralized debt obligations), which consisted primarily of CDOs and had a fair value of $700.9 million as of December 31, 2009. The Company undertook a security level review in conjunction with its investment manager service providers of these securities and recognized charges to the extent it believed the discounted cash flow value of the security was below the amortized cost. The Company believes that the level of impairment is primarily a function of historically wide spreads in the CDO market during the period, driven by the level of illiquidity in this market. The Company purchased a number of these assets to support the previously written GIC and Funding Agreement contracts and has announced its intention to reduce its exposure to this asset class over time as a part of its strategic portfolio realignment. The Company, based on current market conditions and liquidity needs as well as its assessment of the holdings, believes it is likely that the Company will continue to hold these securities until either maturity or a recovery of value, following which the Company intends to reduce its exposure to this asset class.

•

gross unrealized losses of $61.7 million related to the non-life portion of CMBS holdings, which had a fair value of $1.2 billion as at December 31, 2009. The Company’s holdings in CMBS are 84.9% rated AAA. The Company’s exposure to downgrades below investment grade has been small, and it believes that the currently depressed pricing, which represents approximately 92.1% of the par value of the securities, is directly related to the aggregate 258 basis point widening in credit spreads within this market since June 2007, as a result of the heightened risk premium attached to the collateral. Credit spreads have improved significantly during 2009. The Company’s portfolio is highly diversified, has limited delinquencies and has experienced limited downgrades and has high levels of subordination relative to expected losses.

•

gross unrealized losses of $92.7 million related to the Company’s holdings in non-agency RMBS secured by prime mortgages which had a fair value of $484.0 million at December 31, 2009. In the U.S., the average price on these securities declined to approximately 84.9% of par value at December 31, 2009, reflecting concerns over rising unemployment in the U.S. and the potential impact on previously high quality borrowers to meet their obligations. The Company undertook a security level review in conjunction with its investment manager service providers of these securities and recognized charges to the extent it believed the intrinsic value of any security was below its amortized cost.

Management, in its assessment of whether securities in a gross unrealized loss position are temporarily impaired, considers the significance of the impairments. The Company had structured credit securities with gross unrealized losses of $379.5 million, with a fair value of $202.3 million, which as at December 31, 2009 were impaired by greater than 50% of amortized costs. All of these are asset-backed securities. Of these gross unrealized losses, $112.0 million are rated investment grade. The Company has evaluated each of these securities in conjunction with its investment manager service providers and believes it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost, and believes that the current levels of impairments are a function of the currently extremely elevated levels of credit spreads. These securities include gross unrealized losses of $213.1

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

9. Investments (Continued)

million on Topical assets, $131.1 million on Core CDOs, $1.2 million on prime RMBS and $12.8 million on CMBS holdings.

Included in the gross unrealized losses associated with the Company’s corporate portfolio as of December 31, 2009 are gross unrealized losses of $8.6 million related to Tier One and Upper Tier Two securities that have been rated below investment grade by at least one major rating agency. Of this total, none have gross unrealized losses representing greater than 50% of amortized cost. The Company has completed its review of this portfolio and believes, at this time, that these impairments remain temporary in nature. The primary basis for this conclusion was the analysis of the fundamentals of these securities using a debt-based impairment model, which indicated these securities continue to meet their obligations, and the issuer has the ability to call these obligations at their call date. In addition, as these securities are below investment grade, the Company considered these securities using an equity-impairment model. Factors that were considered and supported that these impairments were temporary included that the vast majority of these securities had only recently been rated below-investment-grade beginning in first quarter of 2009, in certain cases alternative ratings were available that indicated these securities remained investment grade, or the securities were only slightly below investment-grade. At December 31, 2009, the Company believes that it is likely that the fair values of these securities will ultimately increase to equal the cost basis over a reasonable period of time. However, there is a high degree of judgment in reaching this conclusion, including an assessment of how various governments will treat these securities in the event of governmental intervention in these institutions’ operations or management’s decision to defer calls or coupons. Management will closely monitor the developments related to these securities.

The Company recorded net impairment charges of $812.5 million and $1.0 billion for the year ended December 31, 2009 and for the year ended December 31, 2008, respectively. Impairment charges to March 31, 2009 include charges of OTTI related to the non-credit impairment of unrealized losses. From April 1, 2009, the non-credit impairment is excluded from net impairments. The significant assumptions and inputs associated with these securities consist of:

•

For corporate securities, excluding medium term notes backed primarily by investment grade European credit, the Company recorded net impairments totaling $151.8 million for the year ended December 31, 2009. The impairment charges consisted of below-investment grade securities, below-investment grade hybrids, where the Company considered impairment factors consistent with an equity impairment model, along with a debt impairment model, and accordingly recorded impairment charges to fair value, or securities in an unrealized loss position that management intends to sell.

In addition the Company recorded impairments totaling $226.9 million for the year ended December 31, 2009 in relation to medium term notes backed primarily by investment grade European credit. Management has concluded that, following recent credit spread movements during 2009, future yields within the supporting collateral were not sufficient to support the previously reported amortized cost.

•

For structured credit securities, the Company recorded net impairments of $406.6 million for the year ended December 31, 2009. The Company determined that the likely recovery on these securities was below the carrying value, and accordingly impaired the securities to the discounted value of the cash flows of these securities.

•

For equity securities, the Company recorded net impairments of $27.2 million for the year ended December 31, 2009, respectively, primarily representing securities in an unrealized loss position that management does not have the intent to hold to recovery.

•

For the year ended December 31, 2009, included in the above totals is $160.6 million related to changes to intent-to-hold up to March 31, 2009, or intent to sell from April, 2009, primarily representing exchanges of hybrid securities, and as part of the fourth quarter 2008 restructuring charge.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

9. Investments (Continued)

During the fourth quarter of 2008, management recorded a charge for OTTI of $400.0 million on assets with a fair value of $1.0 billion for which it could no longer assert its intent to hold until recovery. Although management believed that these securities were likely to recover to their current amortized cost, it determined that these securities were at risk for further mark-to-market declines, and potentially real economic losses, to the extent that economic conditions were to deteriorate further than the then present estimates and the Company’s allocation to these asset classes is overweight relative to a traditional P&C portfolio. Accordingly, in conjunction with its risk reduction exercise, management pursued targeted sales of these assets over the course of 2009. The assets were concentrated in certain holdings within the Company’s BBB and lower corporate, CMBS, equity and consumer ABS portfolios.

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

As discussed in Note 2, a portion of certain OTTI losses on fixed income securities and short-term investments are recognized in “Other comprehensive income (loss)” (“OCI”). Under final authoritative accounting guidance effective April 1, 2009, other than in a situation in which the Company has the intent to sell a security or more likely than not will be required to sell a security, the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors (i.e., interest rates, market conditions, etc.) is recorded as a component of other comprehensive income (loss). The net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following table sets forth the amount of credit loss impairments on fixed income securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Year Ended December 31, 2009 (U.S. dollars and shares in thousands)	OTTI related to Credit Losses recognized in earnings
Balance, January 1, 2009	$–
Credit losses remaining in retained earnings related to adoption of new authoritative guidance	187,773
Credit loss impairment recognized in the current period on securities not previously impaired	316,917
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(62,251)
Credit loss impairments previously recognized on securities impaired to fair value during the period	(37,962)
Additional credit loss impairments recognized in the current period on securities previously impaired	139,456
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(6,812)

Balance, December 31, 2009	537,121

The determination of credit losses is based on detailed analyses of underlying cash flows. Such analyses require the use of certain assumption in developing the estimated performance of underlying collateral. Key assumptions used include, but are not limited to, items such as, RMBS default rates based on collateral duration in arrears, severity of losses on default by collateral class, collateral reinvestment rates and expected future general corporate default rates.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

9. Investments (Continued)

The Company previously participated in a securities lending program operated by a third party banking institution, whereby certain assets were loaned out and for which the Company earned an incremental return. During the second quarter of 2009, the Company discontinued its participation in this program, and no longer holds any collateral, and has no remaining liabilities to the borrowers of the securities. Prior to discontinuation, for securities on loan, the lending agent received cash collateral generally worth 102 to 105% of the loaned securities which needed to be returned to the borrower upon return of the securities and which in the meantime is invested in a collateral pool managed by the banking institution. The collateral pool was subject to written investment guidelines with key objectives which includes safeguard of principal and adequate liquidity to meet anticipated needs with a maximum weighted average maturity of ninety days. At December 31, 2009 and December 31, 2008 was nil and $238.5 million, respectively, of securities included in investments available for sale were loaned to various counter parties through the securities lending program. The cash collateral received as at December 31, 2009 and December 31, 2008 was $nil and $242.8 million respectively. At December 31, 2009 and December 31, 2008, the value of the Company’s share of the collateral pool and investments available for sale held was nil and $231.0 million, respectively, in connection with these loans, and was included in cash and cash equivalents, with a corresponding liability reflected in net payable for investments purchased.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

9. Investments (Continued)

The following represents an analysis of net realized gains (losses) and the change in unrealized (losses) gains on investments:

Year ended December 31 (U.S. dollars in thousands)	2009	2008	2007
Net realized gains (losses):
Fixed maturities, short-term investments, cash and cash equivalents:
Gross realized gains	$349,629	$445,345	$251,265
Gross realized losses	(1,217,212)	(1,257,267)	(1,012,805)

Net realized (losses)	(867,583)	(811,922)	(761,540)
Equity securities:
Gross realized gains	65,289	89,466	205,240
Gross realized losses	(129,516)	(225,047)	(46,930)

Net realized (losses) gains	(64,227)	(135,581)	158,310

Other investments:
Gross realized gains	27,647	10,718	–
Gross realized losses	(6,351)	(25,269)	(38)

Net realized gains (losses)	21,296	(14,551)	(38)
Realized loss on sale of U.S. life reinsurance business	(10,923)	–	–

Net realized (losses) on investments	(921,437)	(962,054)	(603,268)
Net realized and unrealized (losses) on investment related derivative instruments	(29,709)	(62,428)	(30,481)

Net realized (losses) on investments and net realized and unrealized (losses) on investment related derivative instruments	(951,146)	(1,024,482)	(633,749)

Change in unrealized gains (losses):
Fixed maturities and short-term investments, available for sale	2,112,244	(2,751,280)	(777,055)
Fixed maturities, held to maturity	(15,748)	–	–
Equity securities	(18,619)	(166,548)	4,981
Affiliates and other investments	14,464	(46,071)	27,218

Net change in unrealized gains (losses) on investments	2,092,341	(2,963,899)	(744,856)

Total net realized (losses) on investments, net realized and unrealized (losses) on investment related derivative instruments, and net change in unrealized gains (losses) on investments	$1,141,195	$(3,988,381)	$(1,378,605)

Transfer of Available for Sale Securities to Held to Maturity

In November 2009, the Company formalized its intention to hold certain fixed income securities to maturity. Consistent with this intention, the Company has reclassified these securities from available for sale to hold to maturity in the consolidated financial statements. As a result of this classification, these fixed income securities are reflected in the held to maturity portfolio and recorded at amortized cost in the consolidated balance sheet and not fair value. The held to maturity portfolio is comprised of long duration non-U.S. sovereign government securities. The Company believes this held to maturity strategy is achievable due to the relatively stable and predictable cash flows of the Company’s long-term liabilities within its Life operations along with its ability to substitute other assets at a future date in the event that liquidity was required due to changes in expected cash flows or other transactions entered into related to the long-term liabilities supported by the held to maturity portfolio. The fair value of those securities transferred was $557.0 million on the date of reclassification, and this became the new cost base. The unrealized appreciation at the date of the transfer continues to be reported as a separate component of

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

9. Investments (Continued)

shareholders’ equity and is being amortized over the remaining lives of the securities as an adjustment to yield in a manner consistent with the amortization of any premium or discount. The unrealized appreciation on the date of transfer was $51.2 million and $49.7 million of this balance remains unamortized at December 31, 2009.

Fixed Maturities–Held to Maturity

The fair values and amortized cost of held to maturity fixed maturities at December 31, 2009 were:

December 31, 2009 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
Non-U.S. Sovereign Government, Supranational and Government-Related	$546,067	$–	$(15,748)	$530,319

Total fixed maturities held to maturity	$546,067	$–	$(15,748)	$530,319

The Company has gross unrealized losses totaling $15.7 million at December 31, 2009, which it considers to be temporarily impaired. The Company’s held to maturity portfolio consists entirely of Non-U.S. sovereign holdings.

There were no fixed income securities designated as held to maturity at December 31, 2008.

The maturity distribution for held to maturity fixed maturities held at December 31, 2009 was as follows:

(U.S. dollars in thousands)	December 31, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after 10 years	$546,067	$530,319	$–	$–

Total	$546,067	$530,319	$–	$–

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

10. Investments in Affiliates

The Company’s investment portfolio includes certain investments over which the company is considered to have significant influence and which therefore are accounted for using the equity method. Significant influence is generally deemed to exist where the Company has an investment of 20% or more in the common stock of a corporation or an investment of 3% or greater in closed end funds, limited partnerships, LLCs or similar investment vehicles. The Company records its alternative and private fund affiliates on a one month and three month lag, respectively, and its operating affiliates on a three month lag. Investments in alternative and private equity funds in which the Company owns less than 3% are accounted for as “Other Investments” – See Note 11 “Other Investments”.

Investment Fund Affiliates

The Company has invested in certain closed end funds, certain limited partnerships, LLC’s and similar investment vehicles, including funds managed by certain of its investment manager affiliates. Collectively, these investments in funds, partnerships and other vehicles are classified as “investment fund affiliates”.

The Company’s equity investment in investment fund affiliates and equity in net income (loss) from such affiliates as well as certain summarized financial information of the investee as a whole are included below:

Year ended December 31, 2009: (U.S. dollars in thousands, except percentages)
	XL Capital Investment			Combined Funds
	Carrying Value	Equity in Net Income (Loss) for the Year	Weighted Average XL Percentage Ownership	Total Net Assets (Estimated)
Alternative Funds (1):
Arbitrage	$133,313	$27,954	6.3%	$2,109,012
Directional	208,862	31,456	10.5%	1,989,766
Event Driven	193,445	46,690	3.2%	6,042,056
Multi-Style	1,276	224	13.2%	9,688

Total alternative funds	536,896	106,324	5.3%	10,150,522
Private equity funds (1)	249,277	(27,457)	5.9%	4,209,096

	$786,173	$78,867	5.5%	$14,359,618

Year ended December 31, 2008: (U.S. dollars in thousands, except percentages)
	XL Capital Investment			Combined Funds
	Carrying Value	Equity in Net Income (Loss) for the Year	Weighted Average XL Percentage Ownership	Total Net Assets (Estimated)
Alternative Funds (1):
Arbitrage	$242,798	$(27,248)	13.5%	$1,803,927
Directional	214,577	(95,602)	9.0%	2,372,905
Event Driven (2)	321,537	(103,304)	2.9%	11,223,528
Multi-Style (3)	70,198	(37,352)	1.2%	5,926,406

Total alternative funds	849,110	(263,506)	4.0%	21,326,766
Private equity funds (1)	339,687	(14,190)	9.3%	3,662,931

	$1,188,797	$(277,696)	4.8%	$24,989,697

(1)

The Company records its alternative fund affiliates on a one month lag and its private equity fund affiliates on a one quarter lag. Total estimated net assets are generally as at November 30, 2009 and September 30, 2009, respectively.

(2)

Event Driven alternative funds includes two investments in which the Company’s ownership percentage declined below 3% as at December 31, 2008. Effective January 1, 2009, these investments were reclassified to “Other Investments”.

(3)

Multi-Style alternative funds includes an investment in which the Company’s ownership percentage declined below 3% as at December 31, 2008. Effective January 1, 2009, this investment was reclassified to “Other Investments”.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

10. Investments in Affiliates (Continued)

Operating Affiliates

The company had no significant financial operating affiliates as at December 31, 2009 or December 31, 2008. Previously the Company’s significant financial operating affiliate investments included Syncora and Primus Guaranty, Ltd. (“Primus”) with ownership of 46.9% and 33.1%, respectively. Given management’s view of the risk exposure, expected losses in 2007 by both Syncora and Primus, along with the uncertainty facing the entire financial guarantee industry, the Company reduced the reported value of its investment in both Syncora and Primus to nil at December 31, 2007.

Market developments with respect to the monoline industry continued to be largely negative throughout 2008 and during the same period, Syncora was downgraded by several rating agencies. Accordingly, throughout 2008 and up until the closing of the Master Agreement in August 2008 which resulted in the transfer by the Company of all of the shares it owned in Syncora, the Company reported its investment in Syncora at nil and less than the traded market value during this time, as it was believed the decline in value was other than temporary. In addition to the transfer of the Company’s shares it owned in Syncora as described above, under the Master Agreement, the Company paid consideration to Syncora of $1.775 billion cash as well as eight million ordinary shares valued at $128.0 million. The Master Agreement terminated certain reinsurance and service agreements with Syncora and as a result, related guarantee agreements with Syncora, with the exception of certain exposures relating to the European Investment Bank, no longer had any force or effect. As the total value of the consideration paid to Syncora significantly exceeded the liabilities related to such reinsurances and guarantees, the Company recorded a loss of approximately $1.4 billion, in “net (loss) income from operating affiliates”, in respect of the closing of the Master Agreement in the third quarter of 2008. See Note 4, “Syncora Holdings Ltd” for further details.

While the Company continues to hold its shares in Primus, which continued to be valued at nil, no equity earnings were recorded during 2009 or 2008 in relation to Primus as a result of the significant losses and negative book value reported by Primus throughout 2009 and 2008.

The Company’s other strategic operating affiliates at December 31, 2009 and included investments in ARX Holding Corporation and ITAÙ XL Seguros Corporativos S.A. (“ITAU”), with ownership in these entities at 45.9% and 49.9%, respectively. The Company expects to complete the sale of its interest in ITAU in 2010.

The Company’s larger investment manager affiliates include Highfields Capital Management LP, a global equity investment firm, MKP Capital Management, a fixed income investment manager, specializing in mortgage-backed securities, Stanfield Capital Partners, a credit-oriented asset management firm specializing in collateralized loan obligations, Banquo Credit Management LLP, a European-based credit asset management firm, Polar Capital Holdings plc, an investment firm offering traditional and alternative products, HighVista Strategies LLC, a diversified wealth management firm, and Finisterre Cayman Limited, an emerging market specialist asset management firm. During the years ended December 31, 2009, 2008, and 2007, the Company recorded through net income in affiliates other than temporary declines in the values of certain investment manager affiliates totaling $6.9 million, $0.2 million, and $63.5 million, respectively.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

10. Investments in Affiliates (Continued)

The Company’s equity investment in operating affiliates and equity in net income (loss) from such affiliates as well as certain summarized financial information of the investee as a whole are included below:

Year ended December 31, 2009: (U.S. dollars in thousands, except percentages)
	XL Capital Investment		Combined Investee Summarized Financial Data (Estimated) (1)
	Carrying Value	Equity in Net Income (Loss) for the Year	Total Assets	Total Liabilities	Total Revenue (Loss)	Net Income (Loss)
(U.S. dollars in thousands)
Operating affiliates:
Financial operating affiliates (2)	5,281	3,629	6,079,054	6,527,048	1,233,913	1,181,004
Other strategic operating affiliates	183,406	39,153	1,674,233	1,311,666	379,200	65,112
Investment manager affiliates	210,744	17,698	861,026	92,742	345,552	249,687

Total	$399,431	$60,480	$8,614,313	$7,931,456	$1,958,665	$1,495,803

(1)	The Company records its operating affiliates on a one quarter lag. Estimated assets and liabilities are generally at September 30, 2009.

(2)

Financial operating affiliates includes an investment in Primus Guaranty, Ltd. (“Primus”). In 2009 Primus reported significant gains and negative book value accounting for the excess of liabilities over assets and the majority of the total revenues and net income disclosed above under the combined investee summarized financial data.

Year ended December 31, 2008: (U.S. dollars in thousands, except percentages)
	XL Capital Investment		Combined Investee Summarized Financial Data (Estimated) (1)
	Carrying Value	Equity in Net Income (Loss) for the Year	Total Assets	Total Liabilities	Total Revenue (Loss)	Net Income (Loss)
(U.S. dollars in thousands)
Operating affiliates:
Financial operating affiliates (2)	20,478	(1,503,474)	5,805,760	7,333,990	(1,607,911)	(1,678,904)
Other strategic operating affiliates	131,832	34,368	1,108,720	848,237	388,827	79,882
Investment manager affiliates	211,682	10,860	863,953	135,937	984,142	849,458

Total	$363,992	$(1,458,246)	$7,778,433	$8,318,164	$(234,942)	$(749,564)

(1)	The Company records its alternative and private fund affiliates on a one month lag.

(2)

Financial operating affiliates includes an investment in Primus Guaranty, Ltd. (“Primus”). In 2008 Primus reported significant losses and negative book value accounting for the excess of liabilities over assets and the majority of the total losses and net loss disclosed above under the combined investee summarized financial data.

In certain investments, the carrying value is different from the share of the investee’s underlying net assets. The differences represent goodwill on acquisition or OTTI recorded with respect to the investment.

See Note 20(c), “Commitments and Contingencies – Investments in Affiliates” for further information regarding commitments related to investment in affiliates.

11. Other Investments

Contained within this asset class are equity interests in investment funds, limited partnerships and unrated tranches of collateralized debt obligations for which the Company does not have sufficient rights or ownership interests to follow the equity method of accounting. The Company accounts for equity securities that do not have readily determinable market values at estimated fair value as it has no significant influence

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

11. Other Investments (Continued)

over these entities. Also included within other investments are structured transactions which are carried at amortized cost.

Other investments comprised the following at December 31, 2009 and 2008:

Year ended December 31, (U.S. dollars in thousands)	2009	2008
Alternative Funds:
Arbitrage	$39,615	$57,770
Directional	125,882	119,017
Event Driven	45,677	–
Multi-Style	52,138	59,092

Total alternative funds	263,312	235,879
Private equity funds	61,635	51,405
Overseas deposits	78,694	63,447
Structured Transactions	379,548	108,750

Total other investments	$783,189	$459,481

Alternative and Private Equity Funds

As of December 31, 2009, the alternative fund portfolio employed four strategies invested in 11 underlying funds. The Company is able to redeem the hedge funds on the same terms that the underlying funds can be redeemed. In general, the funds in which the Company is invested require at least 30 days notice of redemption, and may be redeemed on a monthly, quarterly, semi-annual, annual, or longer basis, depending on the fund.

Certain funds have a lock-up period. A lock-up period refers to the initial amount of time an investor is contractually required to invest before having the ability to redeem. Funds that do provide for periodic redemptions may, depending on the funds’ governing documents, have the ability to deny or delay a redemption request, called a gate, or suspend redemptions as a whole. The fund may implement this restriction because the aggregate amount of redemption requests as of a particular date exceeds a specified level, generally ranging from 15% to 25% of the fund’s net assets. The gate is a method for executing an orderly redemption process that reduces the possibility of adversely affecting the remaining investors in the fund in the event of substantial redemption requests falling on a single redemption date. Typically, the imposition of a gate delays a portion of the requested redemption, with the remaining portion settled in cash shortly after the redemption date.

The fair value of the Company’s holdings in funds which could potentially have lockups or gates imposed as at December 31, 2009 and 2008 was $263.3 million and $235.9 million, respectively. The fair value of the Company’s holdings in funds where a gate has been imposed as at December 31, 2009 and 2008 was $45.7 million and $95.2 million, respectively. In those funds where gates have been imposed, the underlying assets are expected to be liquidated by the investees over a period ranging between approximately one to three years.

Certain funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity or convertible debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or designated account. Typically, the investor loses its redemption rights in the designated account. Only when the illiquid securities in the side-pocket are sold, or otherwise deemed liquid by the fund, may investors redeem that portion of their interest that has been ‘side-pocketed’. As at December 31, 2009 and 2008, the fair value of our funds held in side-pockets was $45.4 million and $27.0 million, respectively. The underlying assets within these positions are expected to be liquidated by the investees over a period of approximately two to four years.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

11. Other Investments (Continued)

An increase in market volatility and an increase in volatility of hedge funds in general, as well as a decrease in market liquidity, could lead to a higher risk of a large decline in value of the hedge funds in any given time period.

As these hedge funds, private equity and alternative investments included in other investments do not pay dividends, income is realized only on partial or ultimate sale of these investments. The Company had net unrealized gains of $51.9 million and $40.8 million, respectively, at December 31, 2009 and 2008, related to these alternative investments. On sales related to the alternative investments, the Company had realized gains of $21.8 million and realized losses of $13.1 million in 2009 and 2008, respectively, with no gains or losses in 2007.

Overseas Deposits

Overseas deposits include investments in private funds related to Lloyd’s Syndicates in which the underlying instruments are primarily cash equivalents. The funds themselves do not trade on an exchange and therefore are not included within available for sale securities. Also included in overseas deposits are restricted cash and cash equivalent balances held by Lloyd’s syndicates for solvency purposes. Given the restricted nature of these cash balances, they are not included within the cash and cash equivalents category in the balance sheet.

Structured Transactions

The Company historically participated in structured transactions in project finance related areas under which the Company provided a cash loan supporting trade finance transactions. These transactions are accounted for in accordance with guidance governing accounting by certain entities (including entities with trade receivables) that lend to or finance the activities of others under which the loans are considered held for investment as the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff. Accordingly, these funded loan participations are reported in the balance sheet at outstanding principal adjusted for any allowance for loan losses as considered necessary by management. The Company has also provided liquidity facility financing to a structured credit vehicle as a part of a third party medium term note facility. These investments are not considered to be fair value measurements under U.S. GAAP and accordingly they have been excluded from the fair value measurement disclosures. See Note 3, “Fair Value Measurements” for details surrounding the estimated fair value of these investments.

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
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

11. Other Investments (Continued)

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

The outstanding payment obligation was recorded in Other Investments at an estimated fair value of $128.1 million, pays a coupon of 3.5%, and will be accreted to $150 million over the 11.5 year term of the payment obligation. The difference between the estimated fair value of the Obligation and the cost of that Obligation at the time of the transaction was approximately $21.9 million and is recorded in Other Assets. This difference is being amortized in relation to the earning of the underlying policies written. $5.5 million of amortization was recorded during the year ended December 30, 2009.

The Company regularly reviews the performance of these other investments. The Company recorded losses of $0.9 million, $1.5 million and $0.1 million in the years ended December 31, 2009, 2008 and 2007, respectively, due to other than temporary declines in values of these other investments.

See Note 20(b), “Commitments and Contingencies – Other Investments,” for further information regarding commitments related to other investments.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

12. Losses and Loss Expenses

Unpaid losses and loss expenses are comprised of:

Year Ended December 31 (U.S. dollars in thousands)	2009	2008
Reserve for reported losses and loss expenses	$8,978,612	$9,948,137
Reserve for losses incurred but not reported	11,844,912	11,702,178

Unpaid losses and loss expenses	$20,823,524	$21,650,315

Net losses and loss expenses incurred are comprised of:

Year Ended December 31 (U.S. dollars in thousands)	2009	2008	2007
Loss and loss expenses payments	$5,138,951	$5,157,388	$5,410,635
Change in unpaid losses and loss expenses (1)	(1,148,495)	(462,129)	(352,150)
Change in unpaid losses and loss expenses recoverable	441,397	634,181	377,277
Paid loss recoveries	(1,263,016)	(1,366,542)	(1,594,759)

Net losses and loss expenses incurred	$3,168,837	$3,962,898	$3,841,003

(1)	Does not include changes in losses incurred related to previous facultative and excess of loss reinsurance of Syncora as such changes are included in “Net loss from operating affiliates.”

The following table represents an analysis of the Company’s paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid losses and loss expenses for the years indicated:

(U.S. dollars in thousands)	2009	2008	2007
Unpaid losses and loss expenses at beginning of year	$21,650,315	$23,207,694	$22,895,021
Unpaid losses and loss expenses recoverable	3,964,836	4,665,615	4,995,373
Financial guarantee reserves related to previous reinsurance agreements with Syncora that were recorded within “Net loss from operating affiliates”	–	(350,988)	–

Net unpaid losses and loss expenses at beginning of year	17,685,479	18,191,091	17,899,648
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	3,453,577	4,573,562	4,266,444
Prior years	(284,740)	(610,664)	(425,441)

Total net incurred losses and loss expenses	3,168,837	3,962,898	3,841,003
Exchange rate effects	287,752	(677,664)	421,575
Net loss reserves (disposed) acquired	–	–	(155,259)
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	439,638	584,120	627,748
Prior years	3,436,297	3,206,726	3,188,128

Total net paid losses	3,875,935	3,790,846	3,815,876
Net unpaid losses and loss expenses at end of year	17,266,133	17,685,479	18,191,091
Financial guarantee reserves related to previous reinsurance agreements with Syncora that were recorded within “Net loss from operating affiliates”	–	–	350,988
Unpaid losses and loss expenses recoverable	3,557,391	3,964,836	4,665,615

Unpaid losses and loss expenses at end of year	$20,823,524	$21,650,315	$23,207,694

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

12. Losses and Loss Expenses (Continued)

Current year net losses incurred

Net losses incurred decreased by $794.1 million in 2009 as compared to 2008, mainly as a result of the current year loss ratio decreasing by 9.4 loss percentage points during the same period. This decrease is due primarily to lower levels of large property risk and catastrophe losses occurring in 2009 combined with the impact of anticipated sub prime and credit related losses in 2008. The lower level of property losses in 2009 as well as business mix changes more than offset the impacts of a softening rate environment. The decrease in net losses incurred is also due to a reduction in business volume as net premiums earned decreased 14.0% in 2009 relative to 2008.

Net losses incurred increased by $307.1 million in 2008 as compared to 2007, mainly as a result, of the 2008 year loss ratio increasing by 10.0 loss percentage points, mainly due to an increase in attritional and catastrophe-related property losses. Business volume reduced as net premiums earned related to the Company’s P&C operations decreased by 6.7% over this period. Overall, windstorm activity in the Atlantic and Gulf regions increased in 2008 as compared to 2007 and included the impacts of Hurricanes Gustav and Ike, which both made landfall in the U.S. in the third quarter of 2008. Hurricane Ike was estimated to have caused the third largest ever insured loss in the U.S. from a windstorm. Combined, Hurricanes Gustav and Ike had a significant impact on the results of the Company for the year ended December 31, 2008. In 2008, the Company incurred losses, net of reinsurance recoveries and reinstatement premiums, of $22.5 million and $210.0 million related to Hurricanes Gustav and Ike, respectively.

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

Prior year net losses incurred

The following table presents the net (favorable) adverse prior years loss development of the Company’s loss and loss expense reserves for its property and casualty operations by operating segment for each of the years indicated:

(U.S. dollars in millions)	2009	2008	2007
Insurance segment	$(62.9)	$(305.5)	$(158.1)
Reinsurance segment	(221.8)	(305.2)	(267.3)

Total	$(284.7)	$(610.7)	$(425.4)

The significant developments in prior year loss reserve estimates for each of the years indicated within the Company’s Insurance and Reinsurance segments are discussed below.

During 2009, net favorable prior year development totaled $284.7 million in the Company’s property and casualty operations and included net favorable development in the Insurance and Reinsurance segments of $62.9 million and $221.8 million, respectively.

Insurance Segment

Net favorable prior year reserve development of $62.9 million for the year ended December 31, 2009 was mainly attributable to the following:

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

12. Losses and Loss Expenses (Continued)

•

For property lines, net prior year development during the year was $50.7 million favorable largely as a result of a lower than expected level of attritional non-catastrophe claims across older accident years as well as reserve releases in the 2008 European general property portfolio due to lower than expected reported loss activity. Prior year catastrophe loss estimates remained stable.

•

For casualty lines, net prior year development during the year was $29.4 million unfavorable due to reserve strengthening on the European excess lines for accident years 2000-2004, and the recognition of potential excess casualty exposures on the discontinued casualty lines. Offsetting this reserve strengthening were reserve releases from the casualty primary business due to better than expected loss activity from the more recent accident years, and US risk management lines due to greater reliance on actual loss experience over initial target loss ratios.

•

For professional lines, net prior year development was $70.4 million favorable, primarily as a result of lower incurred activity than expected based on the Company’s prior valuation in global D&O lines, primarily for underwriting years 2002 to 2006. This release was partially offset by strengthening of global E&O reserves primarily in the 2000 and 2001 years due to large claims. In addition, there was a reallocation of subprime and related credit crisis reserves from the 2007 to 2008 report year to better reflect the indications of our latest exposure-based reserve analysis for these years.

•

For specialty and other lines, net prior year adverse development was $28.8 million due in part to a deterioration in environmental lines but mainly from discontinued specialty lines, specifically, for surety to reflect our assessment of the potential impact of the economic downturn on ultimate loss activity, the Lloyd’s Accident & Health book where incurred development was higher than implied by the Company’s selected benchmarks and the resulting lengthening of loss reporting patterns, and political risks where there was reserve strengthening on a specific potential claim. Offsetting the adverse development was favorable reserve development on the aerospace and marine and offshore energy lines due to better than expected activity and an update of development assumptions to reflect recent historical experience.

Net favorable prior year development of $305.5 million for the year ended December 31, 2008 was mainly attributable to the following:

•

For property and casualty lines, reserve releases in certain casualty lines primarily in 2003 to 2006 accident years due to lower than expected reported loss activity and favorable reserve development in global property lines of business as a result of favorable claim development. In addition, net reserve releases resulted from an agreement with Axa/Winterthur of approximately $80.9 million in the fourth quarter of 2008 in regards to certain reinsurance recoverable balances relating to casualty lines and to a lesser extent, certain property lines of business.

•	For professional lines, reserve releases in the 2003 to 2006 accident years were largely offset by strengthening of reserves in the 2007 year.

•

For specialty lines, modest reserve strengthening within specialty lines, primarily in the environmental lines of business, as well as strengthening associated with certain structured indemnity contracts.

Net favorable prior year reserve development of $158.1 million for the year ended December 31, 2007 consisted of $95.0 million in property and $162.1 million in casualty lines of business, partially offset by net adverse development of $23.0 million, $7.0 million and $69.0 million in certain professional, marine and other lines of business, respectively. Casualty releases relate primarily to the European casualty portfolio in accident years 2002-2005. The professional lines development reflects net adverse prior year development of the Bermuda E&O portfolio and releases from the U.S. and European professional lines portfolios. Net adverse prior year development in other insurance lines relates to adverse development in

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

12. Losses and Loss Expenses (Continued)

discontinued specialty lines, surety and environmental, partially offset by favorable development in aerospace and political risk. Gross prior year releases totaled $177.6 million for the Insurance segment during 2007.

There is no assurance that conditions and trends that have affected the development of liabilities in the past will continue. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the Company’s historical results.

Reinsurance Segment

Net favorable prior year reserve development for the Reinsurance segment of $221.8 million for the year ended December 31, 2009 was mainly attributable to the following:

•	Net favorable prior year development of $142.5 million for the short-tailed lines in the year and details of these by specific lines are as follows:

•

$46.2 million in favorable property catastrophe development due to lower than expected loss development, particularly on the 2008 underwriting year and $12.3 million in reserve reductions for several 2005 natural catastrophe events including European floods, windstorm Erwin and California wildfires.

•

$88.8 million in favorable development due primarily to lower than expected claim emergence from underwriting years 2005-2008 in Latin America ($27.5 million), Europe ($21.6 million), Bermuda ($20.6 million) and US ($13.8 million).

•

$7.5 million in marine and aviation lines due to lower than expected claim emergence in the European marine book for underwriting years 2007 and 2008 offset by minimal net reserve increases on the aviation book.

•	Net favorable prior year development of $79.3 million for the long-tailed lines in the year and details of these by specific lines are as follows:

•	$21.0 million in favorable casualty development related primarily to the European General Liability and UK Motor portfolios in underwriting years 2004-2007.

•

$40.7 million in favorable professional development due primarily to US exposures for underwriting years 2002 and prior in addition to professional indemnity exposures for European underwriting years 2006 and prior.

•	$17.6 million in favorable development in non-casualty long tail lines largely in Latin America due to favorable emergence from surety exposures.

For the year ended December 31, 2008 net favorable prior year development totaled $305.2 million as explained below.

•	Net favorable prior year development of $138.4 million for the property and other short-tailed lines development were attributable to most business units globally.

•

Net favorable prior year development of $166.8 million for the casualty and other lines in both European and U.S. casualty and professional portfolios as well as reserve releases associated with the reinsurance-to-close relating to the 2005 year of account on certain Lloyd’s sourced business.

Gross prior year favorable development for the year ended December 31, 2008 of $144.3 million exceeded the corresponding net favorable development during the same period of $305.2 million as the impact of favorable loss experience related to a large crop program was mostly offset by the impact of retrocession protection related to this program.

Net favorable prior year reserve development for the Reinsurance segment of $267.3 million for the year ended December 31, 2007 consisted of $188.7 million primarily in property and other short-tail lines

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

12. Losses and Loss Expenses (Continued)

of business and $87.4 million in casualty and other lines, was partially offset by adverse prior year development of $8.8 million within the structured indemnity line of business. Releases in the short-tail lines relate primarily to the 2005 and 2006 accident years. The casualty and other lines favorable development of $87.4 million reflects the net result of releases of $121.4 million primarily in the U.S. and non-U.S. casualty portfolios, partially offset by net adverse development of $13.0 million associated with the results of an external review of the Company’s asbestos and environmental reserves and $21.0 million related to a commutation of a stop loss reinsurance agreement. Favorable gross prior year development of $259.7 million was in line with the net development.

There is no assurance that conditions and trends that have affected the development of liabilities in the past will continue. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the Company’s historical results.

Exchange rate effects

Exchange rate effects on net loss reserves in each of the three years ended December 31, 2009 related to the global operations of the Company primarily where reporting units have a functional currency that is not the U.S. dollar. The decrease in the value of the U.S. dollar in 2009 and 2007 combined with the increase in the value of the U.S. dollar in 2008 mainly compared to the Swiss franc, U.K. Sterling and the Euro, gave rise to translation and revaluation exchange movements related to carried loss reserve balances of $287.8 million, ($677.7) million and $421.6 million in 2009, 2008 and 2007, respectively.

Net paid losses

Total net paid losses were $3.9 billion in 2009 and $3.8 billion in each of 2008 and 2007.

Other loss information

The Company did not dispose of or acquire net loss reserves in 2009 or 2008.

Net losses disposed in 2007 in the amount of $155.3 million represent reserves associated with the de-consolidation of Syncora following the secondary offering on June 6, 2007 of $181.4 million, partially offset by net losses acquired of $26.2 million related to a reinsurance-to-close loss portfolio transfer.

The Company’s net unpaid losses and loss expenses included estimates of actual and potential non-recoveries from reinsurers. As at December 31, 2009 and 2008, the reserve for potential non-recoveries from reinsurers was $189.8 million and $187.6 million, respectively.

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
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

12. Losses and Loss Expenses (Continued)

and the consideration paid to Syncora, the liabilities associated with the reinsurance previously provided to Syncora were settled. See Note 4, “Syncora Holdings Ltd. (“Syncora”) for further information.

The Company utilizes tabular reserving for workers’ compensation (including long-term disability) unpaid losses that are considered fixed and determinable, and discounts such losses using an interest rate of 5% in 2009 and 2008. The interest rate approximates the average yield to maturity on specific fixed income investments that support these liabilities. The tabular reserving methodology results in applying uniform and consistent criteria for establishing expected future indemnity and medical payments (including an explicit factor for inflation) and the use of mortality tables to determine expected payment periods. Tabular unpaid losses and loss expenses, net of reinsurance, at December 31, 2009 and 2008 on an undiscounted basis were $734.1 million and $755.8 million, respectively. The related discounted unpaid losses and loss expenses were $343.7 million and $346.0 million as of December 31, 2009 and 2008, respectively.

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

A reconciliation of the opening and closing unpaid losses and loss expenses related to asbestos and environmental exposure claims for the years indicated is as follows:

Year Ended December 31, (U.S. dollars in thousands)	2009	2008	2007
Net unpaid losses and loss expenses at beginning of year	$111,860	$120,656	$112,963
Net incurred losses and loss expenses	(312)	(3,173)	16,618
Less net paid losses and loss expenses	10,626	5,623	8,925

Net increase (decrease) in unpaid losses and loss expenses	(10,938)	(8,796)	7,693
Net unpaid losses and loss expenses at end of year	100,922	111,860	120,656
Unpaid losses and loss expenses recoverable at end of year	151,963	170,132	204,192

Gross unpaid losses and loss expenses at end of year	$252,885	$281,992	$324,848

Incurred but not reported losses, net of reinsurance, included in the above table was $68.5 million in 2009, $73.5 million in 2008 and $73.1 million in 2007. Unpaid losses recoverable are net of potential uncollectible amounts.

The Company utilizes industry standard asbestos and environmental claims models to estimate its ultimate liability for these exposures.

As of December 31, 2009, the Company had 1,437 open claim files for potential asbestos exposures and 484 open claim files for potential environmental exposures. Approximately 50% of the open claim files are due to precautionary claim notices in 2009, 2008 and 2007. Precautionary claim notices are submitted by the ceding companies in order to preserve their right to receive coverage under the reinsurance contract.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

12. Losses and Loss Expenses (Continued)

Such notices do not contain an incurred loss amount to the Company. The development of the number of open claim files for potential asbestos and environmental claims is as follows:

	Asbestos Claims	Environmental Claims
Total number of claims outstanding at December 31, 2006	1,447	589
New claims reported in 2007 (1)	338	128
Claims resolved in 2007	(69)	(94)

Total number of claims outstanding at December 31, 2007	1,716	623
New claims reported in 2008	257	47
Claims resolved in 2008	(427)	(122)

Total number of claims outstanding at December 31, 2008	1,546	548
New claims reported in 2009	221	38
Claims resolved in 2009	(330)	(102)

Total number of claims outstanding at December 31, 2009	1,437	484

(1)	A review in 2007 of older policy years revealed outstanding claims reported in prior years that were deemed to have asbestos exposure.

The Company’s exposure to asbestos and environmental claims arises from the following three sources:

(1)

Reinsurance contracts written, both on a proportional and excess basis, after 1972. The Company discontinued writing contracts with these exposures in 1985. Business written was across many different policies, each with a relatively small contract limit. The Company’s reported asbestos claims relate to both traditional products and premises and operations coverage.

(2)

Winterthur – business of Winterthur purchased by the Company from AXA Insurance (formerly Winterthur Swiss Insurance Company) in 2001. AXA reimburses the Company for asbestos claim payments pursuant to the Sale and Purchase Agreement.

(3)

During 2006, the Company acquired $40.2 million in losses through a loss portfolio transfer contract of which $18.3 million in losses related to asbestos and environmental claims. Given the terms of the policy, the combined aggregate limit on the total acquired reserves is limited to $60.0 million, not including coverage for claims handling costs over a defined period.

The estimation of loss and loss expense liabilities for asbestos and environmental exposures is subject to much greater uncertainty than is normally associated with the establishment of liabilities for certain other exposures due to several factors, including: (i) uncertain legal interpretation and application of insurance and reinsurance coverage and liability; (ii) the lack of reliability of available historical claims data as an indicator of future claims development; (iii) an uncertain political climate which may impact, among other areas, the nature and amount of costs for remediating waste sites; and (iv) the potential of insurers and reinsurers to reach agreements in order to avoid further significant legal costs. Due to the potential significance of these uncertainties, the Company believes that no meaningful range of loss and loss expense liabilities beyond recorded reserves can be established. As the Company’s net unpaid loss and loss expense reserves related to asbestos and environmental exposures are less than 1% of the total net reserves at December 31, 2009 and 2008, further adverse development is not expected to be material to the Company’s overall net loss reserves. The Company believes it has made reasonable provision for its asbestos and environmental exposures and is unaware of any specific issues that would significantly affect its estimate for loss and loss expenses.

13. Reinsurance

The Company utilizes reinsurance and retrocession agreements principally to increase aggregate capacity and to reduce the risk of loss on business assumed. The Company’s reinsurance and retrocession

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

13. Reinsurance (Continued)

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

(U.S. dollars in thousands)	Premiums Written Year Ended December 31,			Premiums Earned Year Ended December 31,
	2009	2008	2007	2009	2008	2007
Direct	$4,381,185	$5,462,154	$5,341,906	$4,861,073	$5,735,348	$5,428,753
Assumed	1,730,126	2,107,237	2,755,854	1,877,634	2,128,468	2,977,516
Ceded	(1,367,599)	(1,831,098)	(1,800,040)	(1,586,968)	(1,873,565)	(1,987,642)

Net	$4,743,712	$5,738,293	$6,297,720	$5,151,739	$5,990,251	$6,418,627

The Company recorded reinsurance recoveries on losses and loss expenses incurred of $0.8 billion, $0.7 billion and $1.2 billion for the years ended December 31, 2009, 2008 and 2007, respectively. Included in the figure noted above in 2008 was profit of approximately $80.9 million related to an agreement entered into with AXA/Winterthur. For further information see “AXA Agreement” below.

The following table presents an analysis of total unpaid losses and loss expenses and future policy benefit reserves recoverable for the year ended December 31:

(U.S. dollars in thousands)	2009	2008
P&C operations	$3,557,391	$3,964,836
Life operations	26,637	32,886

Total unpaid losses and loss expenses recoverable	$3,584,028	$3,997,722

At December 31, 2009 and 2008, the total reinsurance assets of $4.0 billion and $4.6 billion respectively, included reinsurance receivables for paid losses and loss expenses of $0.4 billion and $0.6 billion, respectively, with $3.6 billion and $4.0 billion respectively, relating to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported. Although the contractual obligation of individual reinsurers to pay their reinsurance obligations is based on specific contract provisions, the collectibility of such amounts requires significant estimation by management. The majority of the balance the Company has accrued as recoverable will not be due for collection until sometime in the future. Over this period of time, economic conditions and operational performance of a particular reinsurer may impact its ability to meet these obligations and while it may continue to acknowledge its contractual obligation to do so, it may not have the financial resources or willingness to fully meet its obligations to the Company.

At December 31, 2009 and 2008, the allowance for uncollectible reinsurance relating to both reinsurance balances receivable and unpaid losses and loss expenses recoverable were $189.8 million and $187.6 million, respectively. To estimate the provision for uncollectible reinsurance recoverable, the reinsurance recoverable must first be allocated to applicable reinsurers. As part of this process, ceded IBNR is allocated by reinsurer. The allocations are generally based on historical relationships between gross and ceded losses. If actual experience varies materially from historical experience, the allocation of reinsurance recoverable by reinsurer will change.

The Company uses a default analysis to estimate uncollectible reinsurance. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral, and default factors used to determine the portion of a reinsurer’s balance deemed uncollectible. The definition of collateral for

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

13. Reinsurance (Continued)

this purpose requires some judgment and is generally limited to assets held in trust, letters of credit, and liabilities held by the Company with the same legal entity for which the Company believes there is a right of offset. The Company is the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $1.7 billion at December 31, 2009, collateralizing reinsurance recoverables with respect to certain reinsurers. Default factors require considerable judgment and are determined using the current rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions.

At December 31, 2009, the use of different assumptions within the model could have a material effect on the bad debt provision reflected in the Company’s Consolidated Financial Statements. To the extent the creditworthiness of the Company’s reinsurers was to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than the Company’s bad debt provision. Such an event could have a material adverse effect on the Company’s financial condition, results of operations, and cash flows.

Approximately 88% of the total unpaid loss and loss expense recoverable and reinsurance balances receivable (excluding collateral held) outstanding at December 31, 2009 was due from reinsurers rated “A” or better by S&P. The following is an analysis of the total recoverable and reinsurance balances receivable at December 31, 2009, by reinsurers owing more than 3% of such total:

Name of reinsurer	S&P’s rating	% of total
Munich Reinsurance Company	AA–/Stable	17.3%
Swiss Reinsurance Company	A+/Stable	10.9%
Lloyd’s Syndicates	A+/Stable	6.3%
Swiss Re Europe S.A.	A+/Stable	4.4%
Transatlantic Reinsurance Company	A+/Stable	4.1%

The following table sets forth the ratings profile of the reinsurers that support the unpaid loss and loss expense recoverable and reinsurance balances receivable:

Standard and Poor’s rating	% of total
AAA	4.9%
AA	33.3%
A	49.5%
BBB	0.8%
BB and below	–%
Captives	8.4%
Not Rated	0.3%
Other	2.8%

Total	100.0%

AXA Agreement

On July 25, 2001, the Company completed the acquisition of certain Winterthur International insurance operations (the “Winterthur Business”) primarily to extend its predominantly North American-based large corporate insurance business globally. Under the terms of the Sale and Purchase Agreement, as amended, (the “SPA”) between XL Insurance (Bermuda) Ltd and Winterthur Swiss Insurance Company (“WSIC”), WSIC provided the Company with post-closing protection with respect to third party reinsurance receivables and recoverables related to the acquisition of certain Winterthur International insurance operations (the “Winterthur Business”). Such protection was provided in the form of Sellers Retrocession Agreements and a Liquidity Facility.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

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

14. Deposit Liabilities

At December 31, 2009, deposit liabilities include remaining funding agreement contracts as well as reinsurance and insurance deposits. Funding agreements do not meet the definition of an insurance contract under FASB issued authoritative guidance. These contracts were sold with a guaranteed rate of return and the proceeds from the sale of such contracts were invested with the intent of realizing a greater return than is called for in the investment contracts. The Company has also entered into certain insurance and reinsurance policies that transfer insufficient risk under GAAP to be accounted for as insurance or reinsurance transactions and are deposit accounted. These structured property and casualty agreements, guaranteed investment contracts and funding agreements have been recorded as deposit liabilities and are initially matched by an equivalent amount of investments. The Company has investment risk related to its ability to generate sufficient investment income to enable the total invested assets to cover the payment of the ultimate liability. See Note 9, “Investments” for further information relating to the Company’s net investment income as well as realized and unrealized investment (losses) gains. Each deposit liability accrues at a rate equal to the internal rate of return of the payment receipts and obligations due during the life of the agreement. Where the timing and/or amount of future payments are uncertain, cash flows reflecting the Company’s actuarially determined best estimates are utilized. Deposit liabilities are initially recorded at an amount equal to the assets received. At December 31, 2009, the remaining balance of funding agreements, excluding accrued interest of $6.5 million, was $450 million, with the full balance scheduled for settlement in August 2010.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

14. Deposit Liabilities (Continued)

Total deposit liabilities are comprised of the following:

Year ended December 31, (U.S. dollars in thousands)	2009	2008
Reinsurance and insurance deposit liabilities	$1,752,180	$2,087,212
Funding agreement and guaranteed investment contract deposit liabilities	456,519	623,775

Total deposit liabilities	$2,208,699	$2,710,987

Interest expense of $43.7 million, $145.3 million and $421.1 million was recorded related to the accretion of deposit liabilities for the years ended December 31, 2009, 2008 and 2007, respectively.

15. Future Policy Benefit Reserves

The Company enters into long duration contracts that subject the Company to mortality and morbidity risks and which were accounted for as life premiums earned. Future policy benefit reserves were established using appropriate assumptions for investment yields, mortality, and expenses, including a provision for adverse deviation. The average interest rate used for the determination of the future policy benefits for these contracts was 4.5% and 4.4% at December 31, 2009 and 2008, respectively. Total future policy benefit reserves for the year ended December 31, 2009 and 2008 were $5.5 billion and $5.5 billion, respectively. The decrease of $156.9 million in the Traditional Life business is mainly due to the novation and recapture of part of the U.K. and Irish term assurance and critical illness business and sale of its U.S. life reinsurance business partially offset by the weakening of the U.S. dollar against the U.K. Pound Sterling and Euro in 2009. The increase of $194.2 million in the Annuities is mainly due to foreign exchange movements.

Future policy benefit reserves are comprised of the following:

Year ended December 31, (U.S. dollars in thousands)	2009	2008
Traditional Life	$843,915	$1,000,821
Annuities	4,646,204	4,452,044

Total future policy benefit reserves	$5,490,119	$5,452,865

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

16. Notes Payable and Debt and Financing Arrangements

As at December 31, 2009 and 2008, the Company had bank and loan facilities available from a variety of sources, including commercial banks, totaling $3.5 billion and $4.3 billion, respectively, of which $2.4 billion and $3.2 billion, respectively, of debt was outstanding. In addition, at December 31, 2009 and 2008 the Company had letter of credit facilities totaling $7.25 billion and $6.9 billion, respectively, available of which $3.0 billion and $3.7 billion, respectively, were outstanding as at December 31, 2009 and 2008, 21.3% and 3.9%, respectively, of which were collateralized by certain of the Company’s investment portfolios, primarily supporting U.S. non-admitted business and the Company’s Lloyd’s Syndicates’ capital requirements. Of these amounts, $1.0 billion was available in the form of revolving credit or letters of credit.

The financing structure at December 31, 2009 was as follows:

Facility (U.S. dollars in thousands)	Commitment/ Debt	In Use/ Outstanding (1)
Debt:
5-year revolvers expiring 2010/2012 (2)	$1,000,000		$–
5-year revolver expiring 2010	100,000		–
6.50% Guaranteed Senior Notes due 2012	600,000		599,350
5.25% Senior Notes due 2014	600,000		596,933
8.25% Senior Notes due 2021	575,000		575,000
6.375% Senior Notes due 2024	350,000		350,000
6.25% Senior Notes due 2027	325,000		$324,450

Total debt	$3,550,000		2,445,733
Adjustment to carrying value–impact of fair value hedge	–		$5,684

Carrying Value	$3,550,000		2,451,417

Letters of Credit:		$
5 facilities – total	$7,250,230		3,012,169

(1)	“In Use” and “Outstanding” data represent December 31, 2009 accreted values.

(2)	The 2010 and 2012 5-year revolving credit facilities share a $1 billion revolving credit sub-limit.

The revolving credit facilities were unutilized at December 31, 2009.

The financing structure at December 31, 2008 was as follows:

Facility (U.S. dollars in thousands)	Commitment/ Debt	In Use/ Outstanding (1)
Debt:
5-year revolvers expiring 2010/2012 (2)	$1,000,000	$–
5-year revolver expiring 2010	100,000	–
5.25% Senior Notes due 2011	745,000	745,000
6.50% Guaranteed Senior Notes due 2012	600,000	599,032
5.25% Senior Notes due 2014	600,000	596,283
5.25% Senior Notes due 2021	575,000	575,000
6.375% Senior Notes due 2024	350,000	350,000
6.25% Senior Notes due 2027	325,000	324,419

Total debt	$4,295,000	$3,189,734

Letters of Credit:
6 facilities – total	$6,850,648	$3,665,196

(1)	“In Use” and “Outstanding” data represent December 31, 2008 accreted values.

(2)	The 2010 and 2012 5-year revolving credit facilities share a $1 billion revolving credit sub-limit.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

16. Notes Payable and Debt and Financing Arrangements (Continued)

The revolving credit facilities were not utilized at December 31, 2008.

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

The number of ordinary shares to be issued under each purchase contract depends on, among other things, the average market price of the ordinary shares on the settlement date. The maximum number of ordinary shares to be issued under the purchase contracts is approximately 35.9 million. The Company accounts for the effect on the number of weighted average ordinary shares, assuming dilution, using the treasury stock method. The purchase contract component of the 10.75% Units will have no effect on the number of weighted average ordinary shares, assuming dilution, except when the average market price of the Company’s ordinary shares is above the threshold appreciation price of $18.88 per share. Because the average market price of the Company’s ordinary shares during the period the 10.75% Units were outstanding was below this price, the shares issuable under the purchase contracts were excluded from the computation of net income per ordinary share assuming dilution for the year ended December 31, 2009.

The Company utilized a portion of the net proceeds from the issuance of the 10.75% Units and ordinary shares issued in August 2008, to redeem, X.L. America, Inc.’s $255 million 6.58% Guaranteed Senior Notes due 2011. In connection with the early redemption of the 6.58% Notes, the Company incurred debt extinguishment costs of approximately $22.5 million.

On December 14, 2009, the £450 million letter of credit facility issued on November 14, 2007 that was supporting the Company’s syndicates at Lloyd’s of London terminated. This facility was replaced by a $750 million bilateral secured letter of credit facility.

On June 22, 2007, three facilities expired–a $2 billion three-year unsecured credit and letter of credit facility issued in 2004, a $500 million 364-day letter of credit facility issued in 2006, and a bilateral 364-day $100 million credit and letter of credit facility issued in 2006.

On June 22, 2007, the Company closed a new $4 billion unsecured revolving credit and letter of credit facility. The new facility has a term of five years. The facility is available in the form of revolving credit

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

16. Notes Payable and Debt and Financing Arrangements (Continued)

in the amount of $1 billion (such limit is shared with the Company’s other syndicated revolving credit facility that closed in June 2005) and in the form of letters of credit in the aggregate amount of $4 billion.

On December 31, 2008, a $150 million unsecured letter of credit facility expired and was not replaced.

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

In addition, during March 2007, the Company entered into an interest rate swap agreement in anticipation of the issuance of the 2027 Senior Notes. This transaction, which met the requirements of a cash flow hedge of a forecasted transaction under applicable accounting guidance, was entered into to mitigate the interest rate risk associated with the subsequent issuance of the 2027 Senior Notes. The gain on the settlement of the swap transaction on May 2, 2007 of $3.8 million was credited to Accumulated Other Comprehensive Income and is being amortized to interest expense over the 20-year term of the related debt.

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

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

16. Notes Payable and Debt and Financing Arrangements (Continued)

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

The Company has several letter of credit facilities provided on a syndicated and bilateral basis from commercial banks. These facilities are utilized primarily to support non-admitted insurance and reinsurance operations in the U.S. and capital requirements at Lloyd’s. The commercial facilities are scheduled for renewal during 2010 through 2012. In addition to letters of credit, the Company has established insurance trusts in the U.S. that provide cedants with statutory relief required under state insurance regulation in the U.S. It is anticipated that the commercial facilities may be renewed on expiry but such renewals are subject to the availability of credit from banks utilized by the Company. In the event that such credit support is insufficient, the Company could be required to provide alternative security to cedants. This could take the form of additional insurance trusts supported by the Company’s investment portfolio or funds withheld using the Company’s cash resources. The value of letters of credit required is driven by, among other things, loss development of existing reserves, the payment pattern of such reserves, the expansion of business written by the Company and the loss experience of such business.

In general, all of the Company’s bank facilities, indentures and other documents relating to the Company’s outstanding indebtedness (collectively, the “Company’s Debt Documents”), as described above, contain cross default provisions to each other and the Company’s Debt Documents (other than the 6.5% Guaranteed Senior Notes indentures) contain affirmative covenants. These covenants provide for, among other things, minimum required ratings of the Company’s insurance and reinsurance operating subsidiaries and the level of secured indebtedness in the future. In addition, generally each of the Company’s Debt Documents provide for an event of default in the event of a change of control of the Company or some events involving bankruptcy, insolvency or reorganization of the Company. The Company’s credit facilities also contain minimum consolidated net worth covenants.
Under the Company’s five-year credit facilities, in the event that the Company XL Insurance (Bermuda) Ltd and XL Re Ltd fail to maintain a financial strength rating of at least “A–” from A.M. Best, an event of default would occur.

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

17. Derivative Instruments

The Company enters into derivative instruments for both risk management and speculative purposes. The Company is exposed to potential loss from various market risks, and manages its market risks based on guidelines established by management. The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value with the changes in fair value of derivatives shown in the consolidated statement of income as “net realized and unrealized gains and losses

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

17. Derivative Instruments (Continued)

on derivative instruments” unless the derivatives are designated as hedging instruments. The accounting for derivatives which are designated as hedging instruments is described in Note 2(h), “Significant Accounting Policies–Derivative Instruments”.

The following table summarizes information on the location and gross amounts of derivative fair values contained in the consolidated balance sheet as at December 31, 2009:

As at December 31, 2009 (U.S. dollars in thousands)	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts (1)	Other assets	$2,169,642	$238,639	Other Liabilities	$95,948	$(8,225)
Foreign exchange contracts	Other assets	596,072	7,526	Other Liabilities	–	–

Total derivatives designated as hedging instruments		$2,765,714	$246,165		$95,948	$(8,225)

Derivatives not designated as hedging instruments:
Investment Related Derivatives:
Interest rate exposure	Other assets	$111,875	$1,248	Other Liabilities	$1,800	$(6)
Foreign exchange exposure	Other assets	545,319	9,070	Other Liabilities	314,361	(8,226)
Credit exposure	Other assets	214,650	13,244	Other Liabilities	741,388	(18,198)
Financial market exposure	Other assets	306,464	1,983	Other Liabilities	–	–
Financial Operations Derivatives:
Credit exposure	Other assets	–	–	Other Liabilities	271,704	(18,386)
Other Non-Investment Derivatives:
Contingent capital facility	Other assets	350,000	–	Other Liabilities	–	–
Guaranteed minimum income benefit contract	Other assets	–	–	Other Liabilities	86,250	(22,909)
Modified coinsurance funds withheld contract	Other assets	–	–	Other Liabilities	71,695	(266)
Foreign exchange exposure	Other assets	–	–	Other Liabilities	–	–

Total derivatives not designated as hedging instruments		$1,528,308	$25,545		$1,487,198	$(67,991)

(1)

The company holds net cash collateral related to these derivative assets of $169.1 million. The collateral balance is included within cash and cash equivalents and the corresponding liability to return the collateral has been offset against the derivative asset within the balance sheet as appropriate under the netting agreement.

(a) Derivative Instruments Designated as Fair Value Hedges

The Company designates certain of its derivative instruments as fair value hedges, cash flow hedges, or hedges of the net investment in a foreign operation and formally and contemporaneously documents all relationships between the hedging instruments and hedged items and links the hedging derivative to specific assets and liabilities. The Company assesses the effectiveness of the hedge, both at inception and on an on-going basis and determines whether the hedge is highly effective in offsetting changes in fair value or cash flows of the linked hedged item.

As at December 31, 2009, a portion of the Company’s liabilities are hedged against changes in the applicable designated benchmark interest rate. Interest rate swaps are also used to hedge the changes in fair value of certain fixed rate liabilities and fixed income securities due to changes in the designated benchmark interest rate. In addition, the company utilizes foreign exchange contracts to hedge the fair value of certain fixed income securities as well as to hedge certain net investments in foreign operations.

The following table provides the total impact on earnings relating to derivative instruments formally designated as fair value hedges along with the impacts of the related hedged items for the year ended December 31, 2009:

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

17. Derivative Instruments (Continued)

(a) Derivative Instruments Designated as Fair Value Hedges (Continued)

(U.S. dollars in thousands)	Year Ended December 31, 2009
	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) on Hedged Item Recognized in Income Attributable to Risk Being Hedged	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives designated as fair value hedges and related hedged items:
Interest rate exposure	Net realized and unrealized gains (losses) on derivatives	$(212,215)	$–	$(595)
Interest rate exposure	Net investment income	12,568	–	–
Interest rate exposure	Interest Expense	29,974	–	–
Foreign exchange	Net realized and unrealized gains (losses) on derivatives	7,526	–	221
Deposit liabilities	Net realized and unrealized gains (losses) on derivatives	–	201,398	–
Fixed income securities	Net realized and unrealized gains (losses) on derivatives	–	1,711	–
Notes payable and debt	Net realized and unrealized gains (losses) on derivatives	–	1,206	–

Total		$(162,147)	$204,315	$(374)

(b) Derivative Instruments Designated as Cash Flow Hedges

During March 2007, the Company entered into an interest rate swap agreement in anticipation of the issuance of the 2027 Senior Notes, as described in Note 16, “Notes Payable and Debt Financing Arrangements”. This transaction, which met the requirements of a cash flow hedge of a forecasted transaction accounting guidance for derivative instruments and hedging activities, was entered into to mitigate the interest rate risk associated with the subsequent issuance of the 2027 Senior Notes. The gain on the settlement of the swap transaction on May 2, 2007 of $3.8 million was credited to AOCI and is being amortized to interest expense over the 20-year term of the related debt. In addition, the Company entered into a treasury rate guarantee agreement in anticipation of the issuance of $300.0 million of 5.25% Senior Notes due September 15, 2014 during 2004. The loss on the settlement of the treasury rate guarantee transaction on August 18, 2004 of $6.3 million was charged to AOCI and is being amortized to interest expense over the 10-year term of the related debt. The impact on earnings relating to these derivative instruments formally designated as cash flow hedges for each of the years ended December 31, 2009 and 2008 were increases to interest expense of $0.4 million.

(c) Derivative Instruments Designated as Hedges of the Net Investment in a Foreign Operation

The company utilizes foreign exchange contracts to hedge the fair value of certain net investments in foreign operations. During 2009, the Company entered into foreign exchange contracts which were formally designated as hedges of foreign subsidiaries with functional currencies of U.K. Sterling and the Euro. The U.S. Dollar equivalent of foreign denominated net assets of $425 million was hedged which resulted in a derivative gain of $7.5 million being recorded in the cumulative translation adjustment account within AOCI. There was no ineffectiveness resulting from these transactions.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

17. Derivative Instruments (Continued)

(d) Derivative Instruments Not Formally Designated As Hedging Instruments

The following table provides the total impact on earnings relating to derivative instruments not formally designated as hedging instruments under authoritative accounting guidance. The impacts are all recorded through Net realized and unrealized gains (losses) on derivatives in the income statement.

(U.S. dollars and shares in thousands)	Amount of Gain (Loss) Recognized in Income on Derivative
Year ended December 31, 2009
Derivatives not designated as hedging instruments:
Investment Related Derivatives:
Interest rate exposure	$9,124
Foreign exchange exposure	9,387
Credit exposure	(51,579)
Financial market exposure	3,359
Financial Operations Derivatives:
Credit exposure	(2,667)
Other Non-Investment Derivatives:
Contingent capital facility	(8,132)
Guaranteed minimum income benefit contract	4,644
Modified coinsurance funds withheld contract	(388)
Weather and Energy Derivatives:
Structured weather risk management products	2,979

Total derivatives not designated as hedging instruments	(33,273)
Amount of gain (loss) recognized in income from ineffective portion of fair value hedges	(374)

Net realized and unrealized gains (losses) on derivative instruments	$(33,647)

The Company’s objectives in using these derivatives are explained in sections (d) and (e) of this note below.

(d)(i) Investment Related Derivatives

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

Investment Related Derivatives–Interest Rate Exposure

The Company utilizes risk management and overlay strategies that incorporate the use of derivative financial instruments, primarily to manage its fixed income portfolio duration and exposure to interest rate risks associated with certain of its assets and liabilities primarily in relation to certain legacy other financial lines and structured indemnity transactions. The Company uses interest rate swaps to convert certain liabilities from a fixed rate to a variable rate of interest and may also use them to convert a variable rate of interest from one basis to another.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

17. Derivative Instruments (Continued)

(d)(i) Investment Related Derivatives (Continued)

Investment Related Derivatives – Foreign Exchange Exposure

The Company uses foreign exchange contracts to manage its exposure to the effects of fluctuating foreign currencies on the value of certain of its foreign currency fixed maturities primarily within its Life operations portfolio. These contracts are not designated as specific hedges for financial reporting purposes and therefore, realized and unrealized gains and losses on these contracts are recorded in income in the period in which they occur. These contracts generally have maturities of twelve months or less.

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

Investment Related Derivatives – Financial Market Exposure

Stock index futures may be purchased with the Company’s investment portfolio in order to create synthetic equity exposure and to add value to the portfolio with overlay strategies where market inefficiencies are believed to exist. The Company previously wrote a number of resettable strike swaps contracts relating to an absolute return index and diversified baskets of funds. Finally, from time to time, the Company may enter into other financial market exposure derivative contracts on various indices including, but not limited to, inflation, commodity and correlation contracts.

(d)(ii) Financial Operations Derivatives – Credit Exposure

The Company held credit derivative exposures through a limited number of contracts written as part of the Company’s previous financial lines businesses, and through the Company’s prior reinsurance agreements with Syncora, as described below. Following the secondary sale of Syncora common shares, the Company retained some credit derivative exposures written by Syncora and certain of its subsidiaries through reinsurance agreements that had certain derivatives exposures embedded within them. The change in value of the derivative portion of the financial guarantee reinsurance agreements the Company had with Syncora was included in “Net (loss) income from operating affiliates.” Following the closing of the Master Agreement during August 2008, as described in Note 4, “Syncora Holdings Ltd.” which terminated certain reinsurance and other agreements, these credit derivative exposures were eliminated by virtue of the commutation of the relevant reinsurance agreements.

As of December 31, 2009 and December 31, 2008 the remaining credit derivative exposures outside of the Company’s investment portfolio consisted of 2 and 23 contracts, respectively, written by the Company that provide credit protection on senior tranches of structured finance transactions with total insured contractual payments outstanding of $271.7 million ($244.9 million principal and $26.8 million interest), and $639.5 million ($499.5 million principal and $140.0 million of interest), weighted average contractual term to maturity of 6.0 years and 5.7 years, a total liability recorded of $18.4 million and $28.6 million, respectively, and an average rating of A and AA underlying obligations at December 31, 2009 and December 31, 2008, respectively. As of December 31, 2009, there were no reported events of default on the underlying obligations. Credit derivatives are recorded at fair value, which is determined using either models developed by the Company or third party prices and are dependent upon a number of factors, including changes in interest rates, future default rates, credit spreads, changes in credit quality, future expected recovery rates and other market factors. The change resulting from movements in credit and credit quality spreads is unrealized as the credit derivatives are not traded to realize this resultant value.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

17. Derivative Instruments (Continued)

(d)(iii) Other Non-Investment Derivatives

The Company entered into derivatives as part of its contingent capital facility including put options, interest rate swaps, and asset return swaps. These derivatives are recorded at fair value with changes in fair value recognized in earnings.

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

(d)(iv) Weather and Energy Derivatives

Prior to August 2008, the Company offered weather and energy risk management products in insurance or derivative form to end-users and managed the risks in the OTC and exchange traded derivative markets or through the use of quota share or excess of loss arrangements. However, as part of the Company’s strategy to focus on its core lines of business within its Insurance and Reinsurance segments, the Company closed this unit in August 2008 and ceased writing such weather and energy risk management products. Weather and energy derivatives are recorded at fair value, which is determined through the use of quoted market prices where available. Where quoted market prices are unavailable, the fair values are estimated using available market data and internal pricing models based upon consistent statistical methodologies. Estimating fair value of instruments that do not have quoted market prices requires management’s judgment in determining amounts that could reasonably be expected to be received from, or paid to, a third party in settlement of the contracts. The amounts could be materially different from the amounts that might be realized in an actual sale transaction. Fair values are subject to change in the near-term and reflect management’s best estimate based on various factors including, but not limited to, actual and forecasted weather conditions, changes in commodity prices, changes in interest rates and other market factors. The majority of existing weather and energy contracts expired at the end of 2008 and the remainder expired during 2009.

(e) Contingent Credit Features

Certain derivatives agreements entered into by the Company or its subsidiaries contain rating downgrade provisions that permit early termination of the agreement by the counterparty if collateral is not posted following failure to maintain certain credit ratings from one or more of the principal credit rating agencies. If the Company were required to early terminate such agreements due to rating downgrade, it could potentially be in a net liability position at time of settlement. The aggregate fair value of all derivatives agreements containing such rating downgrade provisions that were in a liability position on December 31, 2009 was $30.8 million. The Company has not been required to post collateral under any of these agreements as of December 31, 2009.

18. Off-Balance Sheet Arrangements

On December 5, 2006, the Company and certain operating subsidiaries (“Ceding Insurers”) entered into a securities issuance agreement (the “Securities Issuance Agreement”), and certain of its foreign insurance and reinsurance subsidiaries entered into an excess of loss reinsurance agreement (the “Reinsurance Agreement”) with Stoneheath Re (“Stoneheath” or the “Issuer”). The net effect of these agreements to the Company is the creation of a contingent put option in the amount of $350.0 million in the aggregate. The

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

18. Off-Balance Sheet Arrangements (Continued)

agreements provide the Company with a Reinsurance Collateral Account in support of certain Covered Perils named in the Reinsurance Agreement. The Covered Perils include United States wind, European wind, California earthquake and terrorism worldwide. The covered perils as well as the attachment points and aggregate retention amounts may be changed by the Ceding Insurers in their sole discretion. This may result in a material increase or decrease in the likelihood of payment under the Reinsurance Agreement. On each date on which a Ceding Insurer withdraws funds from the Reinsurance Collateral Account, the Company shall issue and deliver to the Issuer an amount of XL Capital Ltd Series D Preference Shares having an aggregate liquidation preference that is equal to the amount of funds so withdrawn from the Collateral Account. The Company is obligated to reimburse Stoneheath for certain fees and ordinary expenses. The initial term of the Reinsurance Agreement was for the period from the Closing Date through June 30, 2007, with four annual mandatory extensions through June 30, 2011 (unless coverage is exhausted thereunder prior to such date). The Ceding Insurers may thereafter extend the Reinsurance Agreement at their option for additional calendar quarters without limit (unless coverage is exhausted there under). The contingent put option is recorded at fair value with changes in fair value recognized in earnings. For the years ended December 31, 2009 and 2008, a charge of $8.1 million and $8.2 million, respectively, was recorded in relation to this option. The Stoneheath Preferred Securities and, if issued, the XL Capital Ltd Series D Preference Shares will pay dividends on a non-cumulative basis at a fixed rate of 6.868% per annum through October 15, 2011 and thereafter at a floating rate based on 3-month LIBOR, plus 3.12%.

Concurrent with the execution of the Master Agreement, the Company exercised the put option under its Mangrove Bay contingent capital facility entered into in July 2003, resulting in net proceeds to the Company of approximately $500 million in exchange for the issuance by the Company of 20,000,000 Redeemable Series C Preference Ordinary Shares, par value U.S. $0.01 per share.

19. Variable Interest Entities

At times, the Company has utilized VIEs both indirectly and directly in the ordinary course of the Company’s business.

The Company invests in CDOs, and other investment vehicles that are issued through variable interest entities as part of the Company’s investment portfolio. The activities of these VIEs are generally limited to holding the underlying collateral used to service investments therein. Our involvement in these entities is passive in nature and we are not the arranger of these entities. The Company has not been involved in establishing these entities. The Company is not the primary beneficiary of these variable interest entities as contemplated in current authoritative accounting guidance.

The Company has utilized variable interest entities in certain instances as a means of accessing contingent capital. The Company has utilized unconsolidated entities in the formation of contingent capital facilities. The Company’s interests in Stoneheath represents an interest in a variable interest entity under current authoritative accounting guidance, however, the Company is not the primary beneficiary as contemplated in that guidance. Given that there are no contractual requirements or intentions to enter into additional variable interests in this entity; management considers the likelihood of consolidating Stoneheath in the future to be remote. For further details regarding Stoneheath see Note 18 Off-Balance Sheet Arrangements.

The company has a limited number of remaining outstanding credit enhancement exposures including written financial guarantee and credit default swap contracts. The obligations related to these transactions are often securitized through variable interest entities. The Company is not the primary beneficiary of these variable interest entities as contemplated in current authoritative accounting guidance. For further details on the nature of the obligations and the size of the company’s maximum exposure see Note 2(r), “Recent Accounting Pronouncements”, and Note 17, “Derivative Instruments”.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

20. Commitments and Contingencies

(a) Concentrations of Credit Risk

The creditworthiness of any counterparty is evaluated by the Company, taking into account credit ratings assigned by rating agencies. The credit approval process involves an assessment of factors including, among others, the counterparty and country and industry credit exposure limits. Collateral may be required, at the discretion of the Company, on certain transactions based on the creditworthiness of the counterparty.

The areas where significant concentrations of credit risk may exist include unpaid losses and loss expenses recoverable and reinsurance balances receivable (collectively, “reinsurance assets”) and investments balances.

The Company’s reinsurance assets at December 31, 2009 and 2008 amounted to $4.0 billion and $4.6 billion respectively and resulted from reinsurance arrangements in the course of its operations. A credit exposure exists with respect to reinsurance assets as they may be uncollectible. The Company manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and if necessary, the Company may hold collateral in the form of funds, trust accounts and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis.

The Company did not have an aggregate direct investment in any single corporate issuer, in excess of 5% of shareholders’ equity at December 31, 2009 or December 31, 2008, which excludes government-backed, government-sponsored enterprises, government-guaranteed paper, cash and cash equivalents, and asset and mortgage backed securities that were issued, sponsored or serviced by the parent.

In addition, the Company underwrites a significant amount of its insurance and reinsurance property and casualty business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of insurance and reinsurance balances to the Company. During the three years ended December 31, 2009, 2008 and 2007, approximately 18%, 17% and 18%, respectively, of the Company’s consolidated gross written premiums from property and casualty operations were generated from or placed by Marsh & McLennan Companies. During 2009, 2008 and 2007, approximately 20%, 19% and 19%, respectively, of the Company’s consolidated gross written premiums from property and casualty operations were generated from or placed by AON Corporation and its subsidiaries. Both of these companies are large, well established companies and there are no indications that either of them is financially troubled. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written from property and casualty operations in any of the three years ended December 31, 2009, 2008, or 2007.

(b) Other Investments

The Company has committed to invest in several limited partnerships and provide liquidity financing to a structured investment vehicle. As of December 31, 2009, the Company has commitments which include potential additional add-on clauses, to fund a further $97.8 million.

(c) Investments in Affiliates

The Company owns a minority interest in certain closed-end funds, certain limited partnerships and similar investment vehicles, including funds managed by those companies. The Company has commitments, which include potential additional add-on clauses, to invest a further $36.6 million over the next five years.

(d) Properties

The Company rents space for certain of its offices under leases that expire up to 2031. Total rent expense under operating leases for the years ended December 31, 2009, 2008 and 2007 was approximately $34.4 million, $35.4 million and $34.5 million, respectively. Future minimum rental commitments under existing operating leases are expected to be as follows:

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

20. Commitments and Contingencies (Continued)

(d) Properties (Continued)

Year Ended December 31, (U.S. dollars in thousands)
2010	$32.6
2011	30.2
2012	27.2
2013	22.4
2014	21.8
2015-2031	74.2

Total minimum future rentals	$208.4

During 2003, the Company entered into a purchase, sale and leaseback transaction to acquire new office space in London. The Company has recognized a capital lease asset of $118 million and $129.3 million, and deferred a gain of $35.9 million and $34.2 million related to this lease at December 31, 2009 and 2008, respectively. The gain is being amortized to income in line with the amortization of the asset. The future minimum lease payments in the aggregate are expected to be $257.3 million and annually for the next five years are as follows:

Year Ended December 31, (U.S. dollars in thousands)
2010	11.1
2011	11.4
2012	11.7
2013	11.9
2014	12.3
2015-2028	198.9

Total future minimum lease payments	$257.3

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

(f) Letters of Credit

At December 31, 2009 and 2008, $3.0 billion and $3.7 billion of letters of credit were outstanding, of which 21.3% and 3.9%, respectively, were collateralized by the Company’s investment portfolios, primarily supporting U.S. non-admitted business and the Company’s Lloyd’s Syndicates’ capital requirements.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

20. Commitments and Contingencies (Continued)

(g) Claims and Other Litigation

The Company is subject to litigation and arbitration in the normal course of its business. These lawsuits and arbitrations principally involve claims on policies of insurance and contracts of reinsurance and are typical for the Company and for the property and casualty insurance and reinsurance industry in general. Such legal proceedings are considered in connection with the Company’s loss and loss expense reserves. Reserves in varying amounts may or may not be established in respect of particular claims proceedings based on many factors, including the legal merits thereof. In addition to litigation relating to insurance and reinsurance claims, the Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance or reinsurance policies. This category of business litigation typically involves, amongst other things, allegations of underwriting errors or misconduct, employment claims, regulatory activity, shareholder disputes or disputes arising from business ventures. The status of these legal actions is actively monitored by management. If management believed, based on available information, that an adverse outcome upon resolution of a given legal action was probable and the amount of that adverse outcome was reasonable to estimate, a loss would be recognized and a related liability recorded. No such liabilities were recorded by the Company at December 31, 2009 and 2008. In addition, the Company believes that the expected ultimate outcome of all outstanding litigation and arbitration will not have a material adverse effect on its consolidated financial condition, operating results and/or cash flow, although an adverse resolution of one or more of these items could have a material adverse effect on the Company’s results of operations in a particular fiscal quarter or year. The following information highlights ongoing legal proceedings related to the Company.

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

Commencing in March 2008, the Company and two of its subsidiaries were named, along with approximately 20 other providers and insurers of municipal Guaranteed Investment Contracts and similar derivative products in the U.S. (collectively “Municipal Derivatives”) as well as fourteen brokers of such products, in several purported federal antitrust class actions. The Judicial Panel on Multidistrict Litigation ordered that these be consolidated for pretrial purposes and assigned them to the Southern District of New York. The consolidated amended complaint filed in August 2008 alleges that there was a conspiracy among the defendants during the period from January 1, 1992 to the present to rig bids and otherwise unlawfully decrease the yield for Municipal Derivative products. The purported class of plaintiffs consists of purchasers of Municipal Derivatives. On October 21, 2008 most of the defendants filed motions to dismiss the consolidated amended complaint. The District Judge granted the motions by order dated April 29, 2009, but allowed plaintiffs leave to file a second amended complaint within 20 days of the order. Plaintiffs filed a Second Consolidated Amended Class Action Complaint on June 18, 2009, but did not include the Company or any subsidiaries as a defendant. In addition, the Company and three subsidiaries of the Company were named in eleven individual (i.e., non-class) actions filed by various municipalities or other local government bodies in California state courts. The Defendants removed those cases to federal court and the cases were then transferred to the Southern District of New York by the Judicial Panel on Multidistrict Litigation. On February 9, 2010, the Company and subsidiaries filed a motion to dismiss all eleven actions and intends to vigorously defend them.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

20. Commitments and Contingencies (Continued)

(g) Claims and Other Litigation (Continued)

In August 2005, plaintiffs in a proposed class action (the “Class Action”) that was consolidated into a multidistrict litigation in the United States District Court for the District of New Jersey, captioned In re Brokerage Antitrust Litigation, MDL No. 1663, Civil Action No. 04-5184 (the “MDL”), filed a consolidated amended complaint (the “Amended Complaint”), which named as new defendants approximately 30 entities, including Greenwich Insurance Company, Indian Harbor Insurance Company and XL Capital Ltd. In the MDL, the Class Action plaintiffs asserted various claims purportedly on behalf of a class of commercial insureds against approximately 113 insurance companies and insurance brokers through which the named plaintiffs allegedly purchased insurance. The Amended Complaint alleged that the defendant insurance companies and insurance brokers conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements and asserted statutory claims under the Sherman Act, various state antitrust laws and the Racketeer Influenced and Corrupt Organizations Act (“RICO”), as well as common law claims alleging breach of fiduciary duty, aiding and abetting a breach of fiduciary duty and unjust enrichment. By Opinion and Order dated August 31, 2007, the Court dismissed the Sherman Act claims with prejudice and, by Opinion and Order dated September 28, 2007, the Court dismissed the RICO claims with prejudice. The plaintiffs then appealed both Orders to the U.S. Court of Appeals for the Third Circuit. Oral argument before the appellate court was held on April 21, 2009. In accordance with the Third Circuit’s April 23, 2009 directive, the parties submitted on May 13, 2009 their respective supplemental letter briefs addressing a question raised by the Court. The appeal remains pending.

Various XL entities have been named as defendants in three of the many tag-along actions that have been consolidated into the MDL for pretrial purposes. The complaints in these tag-along actions make allegations similar to those made in the Amended Complaint but do not purport to be class actions. On April 4, 2006, a tag-along complaint was filed in the U.S. District Court for the Northern District of Georgia on behalf of New Cingular Wireless Headquarters LLC and several other corporations against approximately 100 defendants, including Greenwich Insurance Company, XL Specialty Insurance Company, XL Insurance America, Inc., XL Insurance Company Limited, Lloyd’s syndicates 861, 588 and 1209 and XL Capital Ltd.. On or about May 21, 2007, a tag-along complaint was filed in the U.S. District Court for the District of New Jersey on behalf of Henley Management Company, Big Bear Properties, Inc., Northbrook Properties, Inc., RCK Properties, Inc., Kitchens, Inc., Aberfeldy LP and Payroll and Insurance Group, Inc. against multiple defendants, including “XL Winterthur International”. On October 12, 2007, a complaint in a third tag-along action was filed in the U.S. District Court for the Northern District of Georgia by Sears, Roebuck & Co., Sears Holdings Corporation, Kmart Corporation and Lands’ End Inc. against many named defendants including X.L. America, Inc., XL Insurance America, Inc., XL Specialty Insurance Company and XL Insurance (Bermuda) Ltd. The three tag-along actions are currently stayed. The Judge presiding over the MDL has set a conference for March 2, 2010 to review whether he should suggest to the Judicial Panel on Multidistrict Litigation that the remaining tag-along actions be remanded to the respective courts in which they were originally filed.

Three purported class actions on behalf of shareholders of Syncora have been filed in the Southern District of New York against the Company and one of its subsidiaries (collectively “XL”), Syncora, four Syncora officers, and various underwriters of Syncora securities. The Judge ordered that these be consolidated. The consolidated amended complaint, filed in August 2008, alleges violations of the Securities Act of 1933 arising out of the secondary public offering of Syncora common shares held by XL on June 6, 2007 and sales/exchanges by Syncora of certain preferred shares as well as under the Securities Exchange Act of 1934 arising out of trading in Syncora securities during the asserted class period of March 15, 2007 to March 17, 2008. The principal allegations are that Syncora failed to appropriately and timely disclose its exposures under certain derivative contracts and insurance of tranches of structured securities. XL is named as a party that “controlled” Syncora during the relevant time period. In October 2008, XL and other defendants filed motions to dismiss the consolidated amended complaint, which motions have been fully briefed. The Company intends to vigorously defend these actions.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

20. Commitments and Contingencies (Continued)

(g) Claims and Other Litigation (Continued)

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

Legal actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material effect on the Company’s financial position at December 31, 2009.

21. Share Capital

(a) Authorized and Issued

The authorized share capital is 999,990,000 ordinary shares of a par value of $0.01 each, 20,000,000 Redeemable Series C preference ordinary shares of par value $0.01 each, 350,000 Series D preference shares of par value $0.01 each, and 1,000,000 Series E preferable ordinary shares of par value $0.01 each. Holders of Class A ordinary shares are entitled to one vote for each share. All ordinary shares in issue at December 31, 2009 are Class A ordinary shares.

The following table is a summary of Class A ordinary shares issued and outstanding:

Year Ended December 31 (in thousands)	2009	2008	2007
Balance – beginning of year	330,812	177,910	180,984
Exercise of options	–	–	855
Net issuance of restricted shares	(17)	1,335	418
Repurchase of shares (1)	(137)	(183)	(15,147)
Issue of shares	11,461	151,750	10,800

Balance – end of year	342,119	330,812	177,910

(1)	Includes share repurchases associated with authorized share repurchase programs as well as purchases related to satisfying tax withholding obligations of employees in connection with the vesting of restricted shares granted under the Company’s restricted stock plan.

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

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

21. Share Capital (Continued)

(a) Authorized and Issued (Continued)

Concurrent with the execution of the Master Agreement, the Company exercised the put option under its Mangrove Bay contingent capital facility entered into in July 2003, resulting in net proceeds to the Company of approximately $500 million in exchange for the issuance by the Company of 20,000,000 Redeemable Series C Preference Ordinary Shares, par value U.S. $0.01 per share. The liquidation preference of the Series C Preference Shares is $25 per share, plus accrued and unpaid dividends. The Company may redeem the Series C Preference Shares, in whole or in part, on or after July 15, 2013, at a redemption price of $25 per share, plus accrued and unpaid dividends. The Company may, under certain circumstances, redeem the Series C Preference Shares before July 15, 2013 at specific redemption prices, plus accrued and unpaid dividends. These circumstances include an amalgamation, consolidation or other similar transaction involving the Company in which the Series C Preference Shares are entitled to a class vote ($26 per share redemption price), or a change in tax laws that requires the Company to pay additional amounts with respect to the Series C Preference Shares ($25 per share redemption price). The Series C Preference Share may be redeemed by the holders after July 15, 2033. Until July 15, 2013, dividends on the Series C Preference Shares are payable semiannually on a cumulative basis, when, as and if declared by the Company’s Board of Directors, on January 15 and July 15 of each year at a fixed rate equal to 6.102% per annum on the liquidation preference. From and after July 15, 2013, dividends on the Series C Preference Shares are payable quarterly on a cumulative basis, when, as and if declared by the Company’s Board of Directors, on January 15, April 15, July 15 and October 15 of each year at a floating rate equal to three-month LIBOR plus 3.145% on the liquidation preference. The Series C Preference Shares have no stated maturity and are not subject to any sinking fund or mandatory redemption and are not convertible into any of the Company’s other securities.

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

Subsequent to December 31, 2009 the Company repurchased 4.4 million Series C Preference Ordinary Shares with a liquidation value of $110.8 million for approximately $94.2 million.

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

On March 15, 2007, the Company issued 1.0 million Fixed/Floating Series E Perpetual Non-Cumulative Preference Ordinary Shares, par value $0.01 each, with liquidation preference $1,000 per share (the “Series E Preference Shares”). The Company received net proceeds of approximately $983.8 million from the offering. The Series E Preference Shares are perpetual securities with no fixed maturity date and are not convertible into any of the Company’s other securities.

In August 2002, the Company issued 9.2 million 8.00% Series A Preference Ordinary Shares at $25.00 per share. Gross proceeds were $230.0 million and related expenses were $7.2 million. On August 14,

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

21. Share Capital (Continued)

(a) Authorized and Issued (Continued)

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

(b) Share Repurchases

On September 24, 2007, the Board of Directors of the Company approved a share repurchase program, authorizing the Company to repurchase up to $500.0 million of its Class A ordinary shares. During the year ended December 31, 2009, no share repurchases were made under the share repurchase program. As at December 31, 2009, the Company could repurchase $375.5 million of its equity securities under the share repurchase program.

(c) Stock Plans

The Company’s 1991 Performance Incentive Program, as amended and restated effective February 27, 2009, provides for grants of non-qualified or incentive stock options, restricted stock, restricted stock units, performance shares, performance units and stock appreciation rights (“SARs”). The plan is administered by the Management Development & Compensation Committee of the Board of Directors. Stock options may be granted with or without SARs. No SARs have been granted to date. Grant prices are established at the fair market value of the Company’s common stock at the date of grant. Options and SARs have a life of not longer than ten years and vest as set forth at the time of grant. Generally, options currently vest annually over three years from date of grant; however, options granted to NEOs in August, 2008, vest in full on the later of (i) three years from the grant date or (ii) the date that the closing price of the Company’s common shares on the NYSE equals or exceeds 130% of the option exercise price (approximately $25.51 per share) for a period of at least 10 consecutive trading days.

Restricted stock awards issued under the 1991 and 1999 Performance Incentive Programs vest as set forth in the applicable award agreements. These shares contained certain restrictions, prior to vesting, relating to, among other things, forfeiture in the event of termination of employment and transferability. The award recipients generally have the rights and privileges of a shareholder as to the restricted stock, including the right to receive dividends and the right to vote such restricted stock. The recipients are not entitled to receive delivery of a stock certificate prior to vesting, nor may any restricted stock be sold, transferred, pledged, or otherwise disposed of prior to the satisfaction of all vesting requirements. As the shares are issued, deferred compensation equivalent to the fair market value on the date of the grant is charged to shareholders’ equity and subsequently amortized over the vesting period. See Note 21(e), “Share Capital–Restricted Stock,” for additional disclosures of restricted stock awards.

All options granted to non-employee directors are granted under the Directors Stock & Option Plan (the “Directors’ Plan”). All options vest immediately on the grant date, and they expire ten years after the date of grant. For services performed prior to January 1, 2009, directors could make an irrevocable election preceding the beginning of each fiscal year to defer cash compensation that would otherwise be payable as his or her annual retainer in increments of $5000. The deferred payments were credited in the form of ordinary share units calculated by dividing 100% of the deferred payment by the market value of the Company’s stock on the date the compensation would otherwise have been paid. These shares will be distributed under the terms of the Directors’ Plan.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

21. Share Capital (Continued)

(c) Stock Plans (Continued)

Prior to January 1, 2009, directors also received grants of share units equal to their annual retainer divided by the market price of the Company’s ordinary shares on the crediting date. These units receive dividend equivalents in the form of additional units equal to the cash value divided by the market price on the dividend payment date. Shares equal to the total units held are distributed upon retirement from the Board.

(d) Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2009	2008	2007
Dividend yield	3.25%	3.24%	2.10%
Risk free interest rate	2.38%	3.22%	4.54%
Volatility	94.27%	34.3%	27.0%
Expected lives	6.0 years	6.0 years	6.0 years

The risk free interest rate is based on U.S. Treasury rates. The expected lives are estimated using the historical exercise behavior of grant recipients. The expected volatility is determined based upon a combination of the historical volatility of the Company’s stock and the implied volatility derived from publicly traded options.

During the years ended December 31, 2009, 2008 and 2007, the Company granted 1,269,500, 5,889,000 and 52,500 options, respectively, to purchase its ordinary shares to directors and employees related to incentive compensation plans, with a weighted average grant-date fair value of $2.85, $7.48 and $20.98, respectively. During the years ended December 31, 2009, 2008, and 2007, the Company recognized $10.3 million, $17.5 million and $13.1 million, respectively, of compensation expense, net of tax, related to its stock option plan. Total intrinsic value of stock options exercised during the years ended December 31, 2009 and 2008 was nil and 2007 was $13.5 million.

The following is a summary of stock options as of December 31, 2009, and related activity for the year then ended for the Company:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding – beginning of year	13,911,052	$57.45	6.1 years
Granted	1,269,500	$4.70
Exercised	–	–
Cancelled/Expired	(1,880,001)	$54.31

Outstanding – end of year	13,300,551	$52.86	5.8 years	$17,240

Options exercisable	8,710,826	$70.01	4.3 years	$1,433

Options available for grant*	18,349,505

*	Available for grant includes shares that may be granted as either stock options or restricted stock.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the 2009 fiscal year and the exercise price, multiplied by the number of in-the-money-options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. Total unrecognized stock based compensation expense related to non-vested stock options was approximately $15.3 million as

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

21. Share Capital (Continued)

(d) Options (Continued)

of the end of December 31, 2009, related to approximately 4.6 million options, which is expected to be recognized over a weighted-average period of 1.3 years. No options were exercised during 2008 or 2009.

The exercise price of the Company’s outstanding options granted is the market price of the Company’s Class A ordinary shares on the grant date, except that during 2004, 295,000 options were granted with an exercise price of $88.00 when the market price was $77.10.

(e) Restricted Stock

Restricted stock awards issued under the 1991 Performance Incentive Program vest as set forth in the applicable award agreements. These shares contained certain restrictions prior to vesting, relating to, among other things, forfeiture in the event of termination of employment and transferability.

During 2009, 2008, and 2007, the Company granted 146,895, 1,349,620 and 645,438 shares, respectively, of its restricted common stock to its directors and employees related to incentive compensation plans, with a weighted average grant date fair value per share of $11.24, $37.61 and $70.89, respectively. During the years ended December 31, 2009, 2008, and 2007, $32.2 million, $57.6 million and $49.7 million, respectively, was charged to compensation expense related to restricted stock awards. Total unrecognized stock based compensation expense related to non-vested restricted stock awards was approximately $28.3 million as of the end of December 31, 2009, related to approximately 1.0 million restricted stock awards, which is expected to be recognized over 1.8 years.

Non-vested restricted stock awards as of December 31, 2009 and for the year then ended for the Company were as follows:

	Number of Shares (thousands)	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2008	1,924	$51.50
Granted	147	$11.24
Vested	(926)	$50.42
Forfeited	(98)	$51.18

Unvested at December 31, 2009	1,047	$46.59

(f) Voting

The Company’s Articles of Association restrict the voting power of any person to less than approximately 10% of total voting power.

(g) Expiration of Share Rights Plan

The Company’s Rights Plan expired in accordance with its terms on September 30, 2008. Rights to purchase Class A ordinary shares (the “Rights”) were distributed as a dividend at the rate of one Right for each Class A ordinary share held of record as of the close of business on October 31, 1998. Each Right entitled holders of Class A ordinary shares to buy additional ordinary shares with a value of $700 at the then current market price, at an exercise price of $350. The Rights would have been exercisable, and would have detached from the Class A ordinary shares, only if a person or group were to have acquired 20% or more of the Company’s outstanding Class A ordinary shares, or were to have announced a tender or exchange offer that, if consummated, would have resulted in a person or group beneficially owning 20% or more of Class A ordinary shares. Upon a person or group without prior approval of the Board acquiring 20% or more of Class A ordinary shares, each Right would have entitled the holder (other than such an acquiring person or group) to purchase Class A ordinary shares (or, in certain circumstances, Class A ordinary shares of the acquiring person) with a value of twice the Rights exercise price upon payment of

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

21. Share Capital (Continued)

(g) Expiration of Share Rights Plan (Continued)

the Rights exercise price. The Company would have been entitled to redeem the Rights at $0.01 per Right at any time until the close of business on the tenth day after the Rights became exercisable.

22. Retirement Plans

The Company provides pension benefits to eligible employees through various defined contribution and defined benefit retirement plans sponsored by the Company, which vary for each subsidiary. Plan assets are invested principally in equity securities and fixed maturities.

Defined contribution plans

The Company has qualified defined contribution plans which are managed externally and whereby employees and the Company contribute a certain percentage of the employee’s gross compensation (base salary and annual bonus) into the plan each month. The Company’s contribution generally vests over five years. The Company’s expenses for its qualified contributory defined contribution retirement plans were $38.6 million and $43.3 million at December 31, 2009 and 2008, respectively.

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

In addition, certain former employees have received benefit type guarantees, not formally a part of any established plan. The liability recorded with respect to these agreements as at December 31, 2009 and 2008 was $3.3 million and $3.4 million, respectively, representing the entire unfunded projected benefit obligations.

Several assumptions and statistical variables are used in the models to calculate the expenses and liability related to the plans. The Company, in consultation with its actuaries, determines assumptions about the discount rate, the expected rate of return on plan assets and the rate of compensation increase. The table below includes disclosure of these rates on a weighted-average basis, encompassing all the international plans.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

22. Retirement Plans (Continued)

Defined benefit plans (Continued)

	2009	2008
Net Benefit Cost – Weighted-average assumptions for the year ended December 31
Discount rate	6.00%	6.25%
Expected long-term rate of return on plan assets	8.50%	8.50%
Benefit Obligation – Weighted-average assumptions as of December 31
Discount rate	6.00%	6.00%

The US Retirement plan assets at December 31, 2009 consist of two mutual funds. The first fund employs a core bond portfolio strategy that seeks maximum current income and price appreciation consistent with the preservation of capital and prudent risk taking with a focus on investing in intermediate-term high quality bonds from the fastest growing economies in the Pacific Rim, including Japan.

The second fund seeks long term growth of capital by investing in a diversified group of domestic and international companies. Using a quantitative approach, portfolio managers identify companies that are expected to outperform in the next six to twelve months and include them in the fund.

The fair value of the US Plan assets at December 31, 2009 and 2008 was $22.0 million and $12.9 million, respectively. As both of the retirement plan’s investments are mutual funds, they fall within Level 1 in the fair value hierarchy.

U.K. Plans

A contributory defined benefit pension plan exists in the U.K., but has been closed to new entrants since 1996. The Scheme has approximately 110 members, of whom approximately 70 are active or deferred members of the Scheme. Benefits are based on length of service and compensation as defined in the Trust Deed and Rules, and the Plan is subject to triennial funding valuations, the most recent of which was conducted in 2009 and will be reported in 2010. Current contribution rates are 19.6% and 3% of pensionable salary for employer and employee respectively.

The U.K. pension plan assets are held in a separate Trustee administered fund to meet long term liabilities to past and present employees. The table below shows the composition of the Plan’s assets and the fair value of each major category of plan assets as of December 31, 2009 and 2008, as well as the potential returns of the different asset classes. The total of the asset values held in various externally managed portfolios are provided by third party pricing vendors. There is no significant concentration of risk within plan assets.

(U.S. dollars in thousands)	Expected Return on Assets for 2009	Value at December 31, 2009	Expected Return on Assets for 2008	Value at December 31, 2008
The assets in the scheme and the expected rates of return were as follows:
Equities	6.70%	$3,774	7.70%	$4,996
Gilts	3.70%	1,951	4.70%	1,720
Corporate Bonds	6.50%	1,501	6.00%	1,693
Other (cash)	2.00%	318	5.50%	451

Total market value of assets		$7,544		$8,860

In addition, during 2003 six members who are still employed by the Company in the U.K. transferred from a defined benefit plan into a defined contribution plan. These employees have a contractual agreement with the Company that provides a “no worse than final salary pension” guarantee in the event that they are employed by the Company until retirement, whereby the Company guarantees to top-up their defined

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

22. Retirement Plans (Continued)

Defined benefit plans (Continued)

contribution pension to the level of pension that they would have been entitled to receive had they remained in the defined benefit scheme. The pension liability recorded with respect to these individuals was $2.9 million and $2.6 million at December 31, 2009 and 2008, respectively, representing the entire unfunded projected obligation.

European Plans

Certain contributory defined benefit pension plans exist in several European countries, most notably Germany, which are closed to new entrants. Benefits are generally based on length of service and compensation defined in the related agreements. In relation to these defined benefit schemes, the total unfunded projected obligations recorded at December 31, 2009 and 2008 as included in the tables below, were $14.3 million and $10.7 million, respectively.

As a part of the purchase of GAPS, as described in Note 8, “Business Combinations,” the Company acquired certain defined benefit pension liabilities. The related balances are not included in the tables below as the liabilities are insured under an annuity type contract.

The status of the above mentioned plans at December 31, 2009 and 2008 is as follows:

(U.S. dollars in thousands)	2009	2008
Change in projected benefit obligation:
Projected benefit obligation – beginning of year	$54,134	$52,692
Service cost (1)	977	1,212
Interest cost	2,980	3,032
Actuarial (gain) / loss	(1,210)	2,508
Benefits and expenses paid	(1,359)	(1,050)
Foreign currency losses / (gains)	1,476	(4,260)

Projected benefit obligation – end of year	$56,998	$54,134

(1)	Service costs include cost of living adjustments on curtailed plans.

	2009	2008
Change in plan assets:
Fair value of plan assets – beginning of year	$20,917	$30,859
Actual return on plan assets	4,928	(6,121)
Employer contributions	5,600	1,637
Benefits and expenses paid	(994)	(750)
Foreign currency gains (losses)	803	(2,930)
Actuarial (losses) / gains	(1,706)	–
Other transfers to defined contribution plan	–	(1,778)

Fair value of plan assets – end of year	$29,548	$20,917

Funded status – end of year	$(27,450)	$(33,217)

Accrued pension liability	$32,250	$28,026

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

22. Retirement Plans (Continued)

Defined benefit plans (Continued)

The components of the net benefit cost for the years ended December 31, 2009 and 2008 are as follows:

(U.S. dollars in thousands)	2009	2008
Components of net benefit cost:
Service cost	$977	$1,212
Interest cost	2,980	3,032
Expected return on plan assets	(1,610)	(1,570)
Amortization of net actuarial loss	131	125

Net benefit cost	$2,478	$2,799

23. Accumulated Other Comprehensive Income (Loss)

The related tax effects allocated to each component of the change in accumulated other comprehensive income (loss) were as follows:

(U.S. dollars in thousands)	Before Tax Amount	Tax (Benefit) Expense	Net of Tax Amount
Year Ended December 31, 2009:
Unrealized gains on investments:
Unrealized gains arising during year	$1,246,562	$119,675	$1,126,887
Less reclassification for (losses) realized in income	(921,437)	(10,317)	(911,120)

Net unrealized gains on investments	2,167,999	129,992	2,038,007
Change in value of cash flow hedge	438	–	438
Change in net unrealized gain on future policy benefit reserves	6,554	–	6,554
Additional pension liability	(3,427)	–	(3,427)
Foreign currency translation adjustments	169,261	(11,627)	180,888

Change in accumulated other comprehensive income	$2,340,825	$118,365	$2,222,460

Year Ended December 31, 2008:
Unrealized (losses) on investments:
Unrealized (losses) arising during year	$(3,930,299)	$(87,957)	$(3,842,342)
Less reclassification for (losses) realized in income	(962,054)	(12,772)	(949,282)

Net unrealized (losses) on investments	(2,968,245)	(75,185)	(2,893,060)
Change in value of cash flow hedge	439	–	439
Change in net unrealized gain on future policy benefit reserves	(6,998)	–	(6,998)
Additional pension liability	(2,124)	–	(2,124)
Foreign currency translation adjustments	(454,544)	17,799	(472,343)

Change in accumulated other comprehensive income (loss)	$(3,431,472)	$(57,386)	$(3,374,086)

Year Ended December 31, 2007:
Unrealized (losses) on investments:
Unrealized (losses) arising during year	$(1,391,797)	$(94,829)	$(1,296,968)
Less reclassification for (losses) realized in income	(603,268)	(54,241)	(549,027)

Net unrealized (losses) on investments	(788,529)	(40,588)	(747,941)
Change in value of cash flow hedge	4,338	–	4,338
Change in net unrealized gain on future policy benefit reserves	16,005	–	16,005
Realization of accumulated other comprehensive loss on sale of Syncora	4,953	–	4,953
Additional pension liability	3,080	–	3,080
Foreign currency translation adjustments	300,283	(17,036)	317,319

Change in accumulated other comprehensive income (loss)	$(459,870)	$(57,624)	$(402,246)

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

24. Dividends

In February 2009, the Board of Directors approved a reduction in the quarterly dividend payable on the Company’s Class A Ordinary Shares to $0.10 per ordinary share beginning with the quarterly dividend payable in March 2009. In 2009, four quarterly dividends were paid at $0.10 per share to all ordinary shareholders of record as of March 13, June 15, September 15 and December 15.

In 2009, the Company paid dividends of $65.0 million and $23.2 million to Series E and Series C preference shareholders, respectively.

In 2008, two quarterly dividends of $0.38 per share were paid to all ordinary shareholders of record as of March 14 and June 13 and two quarterly dividends of $0.19 per share were paid to all ordinary shareholders on record as of September 12 and December 2009.

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

The Company’s Indian subsidiary is not subject to certain income and capital gains taxes under current Indian law. Following a change in the law this subsidiary is exempt from these taxes for a further year until March 31, 2011 pursuant to the Income Tax Act 1961. The subsidiary is subject to a Minimum Alternative Tax as of April 1, 2007.

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

The Company has operations in subsidiary and branch form in various other jurisdictions around the world, including but not limited to the U.K., Switzerland, Ireland, Germany, France, India, and various countries in Latin America that are subject to relevant taxes in those jurisdictions.

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

The Company adopted the provisions of the final authoritative guidance on accounting for uncertainty in income taxes, on January 1, 2007. The Company did not recognize any liabilities for unrecognized tax benefits as a result of its implementation.

The Company has open examinations by tax authorities in Germany, the U.K. and the U.S. The years under review are 2001 to 2005, 2007, and 2006 to 2008, respectively. The Company believes that these

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

25. Taxation (Continued)

examinations will be concluded within the next 24 months; however, it is not currently possible to estimate the outcome of these examinations.

The Company has open tax years, that are potentially subject to examinations by local tax authorities, in the following major tax jurisdictions, the U.S. 2009, the U.K. 2008 to 2009, Switzerland 2007 to 2009; Ireland 2005 to 2009, Germany 2006 to 2009 and France 2007 to 2009.

The Company’s policy is to recognize any interest accrued related to unrecognized tax benefits as a component of interest expense and penalties in the tax charge. At December 31, 2009 and 2008, the Company had accrued liabilities, relating to interest and penalties of nil and $1.0 million, respectively.

The income tax provisions for the years ended December 31, 2009, 2008 and 2007 are as follows:

Year Ended December 31 (U.S. dollars in thousands)	2009	2008	2007
Current expense:
U.S	$29,112	$118,411	$120,325
Non U.S	90,079	71,343	152,632

Total current expense	$119,191	$189,754	$272,957

Deferred expense (benefit):
U.S	$(4,604)	$(8,534)	$16,270
Non U.S	5,720	41,358	(55,305)

Total deferred expense (benefit)	$1,116	$32,824	$(39,035)

Total Tax Expense	$120,307	$222,578	$233,922

The weighted average expected tax provision has been calculated using the pre-tax accounting income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The applicable statutory tax rates of the most significant jurisdictions contributing to the overall taxation of the Company are, Cayman Islands and Bermuda 0%, the U.S. 35%, the U.K 28%, Switzerland 8.5%, Ireland 12.5%, Germany 15%, and France 34.43%. Reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the years ended December 31, 2009, 2008 and 2007 is provided below:

(U.S. dollars in thousands)	2009	2008	2007
Expected tax provision at weighted average rate	$129,136	$6,835	$40,708
Permanent differences:
Non taxable investment income	(5,715)	(3,568)	(1,562)
Non taxable income	(91,968)	(15,095)	–
Prior year adjustments	(15,360)	(13,317)	23,209
State, local and foreign taxes	59,835	54,622	27,974
Valuation allowance	11,439	192,703	84,323
Allocated investment income	20,045	(20,597)	18,836
Stock options	6,222	3,401	2,630
Non deductible expenses	6,673	17,594	24,698
Contingency reserve	–	–	1,106
Non-deductible losses	–	–	12,000

Total tax expense	$120,307	$222,578	$233,922

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

25. Taxation (Continued)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2009 and 2008 were as follows:

(U.S. dollars in thousands)	2009	2008
Deferred Tax Asset:
Net unpaid loss reserve discount	$102,656	$100,815
Net unearned premiums	45,786	50,898
Compensation liabilities	48,904	46,649
Net operating losses	314,026	317,354
Investment adjustments	18,300	10,411
Deferred commission	–	4,237
Pension	6,356	7,079
Bad debt reserve	1,483	3,622
Guarantee fund recoupment	4,346	3,008
Currency translation adjustments	–	2,440
Untaxed Lloyd’s result	12,772	–
Net unrealized depreciation on investments	18,972	142,314
Stock options	16,270	14,873
Depreciation	16,680	23,708
Net unrealized capital losses	32,289	84,000
Net realized capital losses	86,440	1,113
Deferred intercompany capital losses	168,700	195,195
Other	23,328	16,968

Deferred tax asset, gross of valuation allowance	$917,308	$1,024,684
Valuation allowance	517,582	551,653

Deferred tax asset, net of valuation allowance	$399,726	$473,031

Deferred Tax Liability:
Net unrealized appreciation on investments	51,764	11,627
Unremitted earnings	1,015	524
Deferred acquisition costs	14,651	11,057
Currency translation adjustments	9,407	–
Deferred gain on investments	1,613	12,574
Regulatory reserves	127,186	87,282
Untaxed Lloyd’s result	–	16,009
Other	222	2,610

Deferred tax liability	$205,858	$141,683

Net Deferred Tax Asset	$193,868	$331,348

The valuation allowance at December 31, 2009 and December 31, 2008 of $517.5 million and $551.6 million, respectively, related primarily to net operating loss carry forwards in Switzerland and net unrealized capital losses and realized capital loss carry forwards in the U.S. that may not be realized within a reasonable period. As of December 31, 2009, the Company had net unrealized capital losses and realized capital loss carry forwards of approximately $92.2 million and $749.9 million respectively in the U.S., against which a valuation allowance of approximately $294.7 million had been established. Included within the capitalized realized losses are $482.0 million of losses arising from the sale of investments to a group company, against which a valuation allowance of $168.7 million has been established. These losses cannot be utilized to offset any future U.S. realized capital gains until the underlying assets have been sold to unrelated parties. Management believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

25. Taxation (Continued)

As of December 31, 2009, net operating loss carry forwards in the U.K. were approximately $166.6 million and have no expiration. As of December 31, 2009, net operating loss carry forwards in Switzerland were approximately $980.1 million and will expire in future years through 2015.

Management has reviewed historical taxable income and future taxable income projections for its U.K. group and has determined that in its judgment, the net operating losses will more likely than not be realized as reductions of future taxable income within a reasonable period. Specifically with regard to the U.K. group, management has determined that the projected U.K. group taxable income (using U.K. rules for group loss relief) will be sufficient to utilize the net operating losses of approximately $166.6 million. Management will continue to evaluate income generated in future periods by the U.K. group in determining the reasonableness of its position. If management determines that future income generated by the U.K. group is insufficient to cause the realization of the net operating losses within a reasonable period, a valuation allowance would be required for the U.K. portion of the net deferred tax asset, in the amount of $46.6 million.

Shareholders’ equity at December 31, 2009 and 2008 reflected tax benefits of nil million and $1.1 million, respectively, related to compensation expense deductions for stock options exercised by the Company’s U.S. subsidiaries.

26. Statutory Financial Data

The Company’s ability to pay dividends is subject to certain regulatory restrictions on the payment of dividends by its subsidiaries. The payment of such dividends is limited by applicable laws and statutory requirements of the various countries in which the Company operates, including Bermuda, the U.S., Ireland and the U.K., among others. Statutory capital and surplus for the principal operating subsidiaries of the Company for the years ended December 31, 2009 and 2008 are summarized below. 2009 information is preliminary as many regulatory returns are due later in 2010 for many jurisdictions in which the Company does business.

(U.S. dollars in thousands)	Bermuda (3)		U.S. (1)		U.K., Europe and Other
	2009	2008	2009	2008	2009	2008
Required statutory capital and surplus	$5,034,735	$5,083,385	$641,160	$608,128	$1,274,212	$903,830
Actual statutory capital and surplus(2)	$8,841,128	$10,645,196	$2,191,298	$2,319,107	$3,065,699	$2,805,418

(1)	Required statutory capital and surplus represents 100% RBC level for principle U.S. operating subsidiaries.

(2)	Statutory assets in Bermuda include investments in other U.S. and international subsidiaries reported separately herein.

(3)	Required statutory capital and surplus represents 100% BSCR level for principle Bermuda operating subsidiaries.

The difference between statutory financial statements and statements prepared in accordance with GAAP varies by jurisdiction however the primary difference is that statutory financial statements do not reflect deferred policy acquisition costs, deferred income tax net assets, intangible assets, unrealized appreciation on investments and any unauthorized/authorized reinsurance charges.

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

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

26. Statutory Financial Data (Continued)

Bermuda Operations

In early July, the Insurance Amendment Act of 2008 was passed, which introduced a number of changes to the Bermuda Insurance Act 1978, such as allowing the Bermuda Monetary Authority (BMA) to prescribe standards for an enhanced capital requirement and a capital and solvency return that insurers and reinsurers must comply with. The Bermuda Solvency Capital Requirement (BSCR) employs a standard mathematical model that can relate more accurately the risks taken on by (re)insurers to the capital that is dedicated to their business. (Re)insurers may adopt the BSCR model or, where an insurer or reinsurer believes that its own internal model better reflects the inherent risk of its business, an in-house model approved by the BMA. Class 4 (re)insurers, such as the Company, were required to implement the new capital requirements under the BSCR model beginning with fiscal years ending on or after December 31, 2009. The Company’s capital requirements under the BSCR are highlighted in the table above. In addition to the BSCR based requirements, the BMA also prescribes minimum liquidity standards which must be met.

Under the Insurance Act 1978, amendments thereto and related regulations of Bermuda, the Company’s Bermuda subsidiaries, XL Re Ltd and XL Insurance (Bermuda) Ltd. are prohibited from declaring or paying dividends of more than 25% of each of their prior year’s statutory capital and surplus unless the Company filed with the Bermuda Monetary Authority a signed affidavit by at least two members of the Company’s Board of Directors and the Company’s Principal Representative attesting that a dividend in excess of this amount would not cause the company to fail to meet its relevant margins is required. At December 31, 2009 and 2008, the maximum dividend that the Bermuda operating entities could pay, without a signed affidavit, having met minimum levels of statutory capital and surplus and liquidity requirements, was approximately $1.3 billion and $2.4 billion, respectively.

U.S. Property and Casualty Operations

Unless permitted by the New York Superintendent of Insurance, the Company’s lead property and casualty subsidiary in the United States (“XLRA”) may not pay dividends to shareholders which in any twelve month period exceeds the lesser of 10 percent of XLRA’s statutory policyholders’ surplus or 100 percent of its “adjusted net investment income,” as defined. The New York State insurance law also provides that any distribution that is a dividend may only be paid out of statutory earned surplus. At December 31, 2009, and 2008, XLRA had statutory earned surplus of $126.0 million and $287.8 million, respectively. At December 31, 2009, XLRA’s statutory policyholders’ surplus was $2.2 billion, and accordingly, the maximum amount of dividends XLRA can declare and pay in 2009, without prior regulatory approval, is $126.0 million. One of the seven property and casualty subsidiaries directly or indirectly owned by XLRA had a statutory earned deficit of $3.4 million and $5.8 million at December 31, 2009 and December 31, 2008, respectively.

International Operations

The Company’s international subsidiaries prepare statutory financial statements based on local laws and regulations. Some jurisdictions impose complex regulatory requirements on insurance companies while other jurisdictions impose fewer requirements. In some countries, the Company must obtain licenses issued by governmental authorities to conduct local insurance business. These licenses may be subject to reserves and minimum capital and solvency tests. Jurisdictions may impose fines, censure, and/or impose criminal sanctions for violation of regulatory requirements. The majority of the actual statutory capital outside of the U.S. and Bermuda is held in Ireland $1.8 billion and the U.K. $1.1 billion. Dividends from the U.K. and Ireland are limited to the equivalent of retained earnings. As a part of the restructuring that established XL Re (Europe), the Company is required to notify the regulator in order to reduce capital levels below $1.5 billion in Ireland.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

27. Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent

The following table sets forth the computation of basic and diluted earnings per share:

Year Ended December 31 (U.S. dollars in thousands, except per share amounts)	2009	2008 (1)	2007 (1)
Basic earnings per ordinary share and ordinary share equivalents:
Net income	74,991	(2,553,813)	275,889
Less: preference share dividends	(80,200)	(78,645)	(69,514)
Plus: gain on redemption of the Redeemable Series C Preference Ordinary shares	211,816	–	–

Net income (loss) attributable to ordinary shareholders	206,607	(2,632,458)	206,375

Weighted average ordinary shares outstanding	340,612	240,657	180,353
Basic earnings per ordinary share & ordinary share equivalents outstanding	0.61	(10.94)	1.14
Diluted earnings per ordinary share and ordinary share equivalents:
Net income	74,991	(2,553,813)	275,889
Less: preference share dividends	(80,200)	(78,645)	(69,514)
Plus: gain on repurchase of Redeemable Series C Preference Ordinary shares	211,816	–	–

Net income (loss) attributable to ordinary shareholders	206,607	(2,632,458)	206,375

Weighted average ordinary shares outstanding – basic	340,612	240,657	180,353
Impact of share based compensation and certain conversion features	354	–	856
Weighted average ordinary shares outstanding – diluted	340,966	240,657	181,209
Diluted earnings per ordinary share & ordinary share equivalents outstanding	0.61	(10.94)	1.14
Dividends per ordinary share

(1)	Basic and diluted earnings per ordinary share were adjusted for 2008 and 2007 as noted below.

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

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

27. Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent (Continued)

The impact of the adoption of the FASB’s authoritative guidance on the earnings per share for the years ended December 31, 2008 and 2007 was as follows:

(U.S. dollars in millions)	Year Ended December 31, 2008
	2008 – As adjusted	2008 – As originally reported
Weighted average ordinary shares and ordinary share equivalents outstanding – basic	240,657	238,862
Weighted average ordinary shares and ordinary share equivalents outstanding – diluted	240,657	238,862
Earnings per ordinary share and ordinary share equivalent – basic	$(10.94)	$(11.02)
Earnings per ordinary share and ordinary share equivalent – diluted	$(10.94)	$(11.02)

(U.S. dollars in millions)	Year Ended December 31, 2007
	2007 – As adjusted	2007 – As originally reported
Weighted average ordinary shares and ordinary share equivalents outstanding – basic	180,353	178,500
Weighted average ordinary shares and ordinary share equivalents outstanding – diluted	181,209	179,693
Earnings per ordinary share and ordinary share equivalent – basic	$1.14	$1.16
Earnings per ordinary share and ordinary share equivalent – diluted	$1.14	$1.15

28. Related Party Transactions

For detailed information regarding the Company’s transactions with Syncora see Note 4 “Syncora Holdings Ltd.”

At December 31, 2009, 2008 and 2007, the Company owned minority stakes in nine, nine and eleven independent investment management companies (“Investment Manager Affiliates”), respectively. The Company sought to develop relationships with specialty investment management organizations, generally acquiring an equity interest in the business. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates and through these funds and partnerships pay management and performance fees to the Company’s Investment Manager Affiliates.

In the normal course of business, the Company enters into certain quota share reinsurance contracts with a subsidiary of one of its other strategic affiliates, ARX Holding Corporation. During the year ended December 31, 2009, these contracts resulted in reported net premiums written of $44.1 million, net paid claims of $20.0 million and reported acquisition costs of $19.1 million. During the year ended December 31, 2008, these contracts resulted in reported net premiums written of $60.1 million, net paid claims of $30.0 million and reported acquisition costs of $37.2 million. During the year ended December 31, 2007, these contracts resulted in reported net premiums written of $100.7 million, net paid claims of $29.7 million and reported acquisition costs of $52.9 million Management believes that these transactions are conducted at market rates consistent with negotiated arms-length contracts.

In addition, the Company has entered into a reinsurance contract with another strategic affiliate, ITAÙ XL Seguros Corporativos S.A. The reinsurance contract resulted in reported net premiums of approximately $3.1 million, loss reserves of $1.2 million, and reported acquisition costs of $1.4 million during the year ended December 31, 2009, while in 2008, the same reinsurance contract resulted in reported net premiums of approximately $3.2 million, loss reserves of nil million, and reported acquisition costs of $0.2 million during the year ended December 31, 2008, and approximately $0.3 million, loss reserves of nil million, and reported acquisition costs of $0.1 million during the year ended December 31, 2007.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

28. Related Party Transactions (Continued)

In the normal course of business, the Company enters into cost sharing and service level agreement transactions with certain other strategic affiliates, which management believes to be conducted consistent with arms-length rates. Such transactions, individually and in the aggregate, are not material to the Company’s financial condition, results of operations and cash flows.

29. XL Capital Finance (Europe) plc

XL Capital Finance (Europe) plc (“XLFE”) is a wholly owned finance subsidiary of the Company. In January 2002, XLFE issued $600 million par value 6.5% Guaranteed Senior Notes due January 2012. These notes are fully and unconditionally guaranteed by the Company. The Company’s ability to obtain funds from its subsidiaries to satisfy any of its obligations under this guarantee is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the Company operates including among others, Bermuda, the U.S., Ireland and the U.K. Required statutory capital and surplus for the principal operating subsidiaries of the Company was $7.0 billion as of December 31, 2009.

30. Unaudited Quarterly Financial Data

The following is a summary of the unaudited quarterly financial data for 2009 and 2008:

(U.S. dollars in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Net premiums earned – property and casualty operations	$1,321,687	$1,281,749	$1,293,879	$1,254,424
Net premiums earned – life operations	129,834	147,951	151,840	125,476
Underwriting profit (loss) – property and casualty operations	103,852	89,439	88,279	45,736
Net income (loss) attributable to ordinary shareholders	178,379	79,949	(11,402)	(40,319)
Net income (loss) per ordinary share and ordinary share equivalent – basic	$0.53	$0.23	$(0.03)	$(0.12)
Net income (loss) per ordinary share and ordinary share equivalent – diluted	$0.53	$0.23	$(0.03)	$(0.12)
2008
Net premiums earned – property and casualty operations	$1,552,780	$1,508,787	$1,525,023	$1,403,661
Net premiums earned – life operations	159,582	172,935	169,608	147,726
Underwriting profit – property and casualty operations	109,856	126,356	(95,392)	162,197
Net income (loss) attributable to ordinary shareholders	211,873	237,851	(1,649,024)	(1,433,158)
Net income (loss) per ordinary share and ordinary share equivalent – basic	$1.19	$1.33	$(6.04)	$(4.33)
Net income (loss) per ordinary share and ordinary share equivalent – diluted	$1.19	$1.33	$(6.04)	$(4.33)

During the third and fourth quarter of 2009 the Company recorded significant levels of other than temporary impairments on portfolio investments.

During the fourth quarter of 2008, the Company’s net loss attributable to ordinary shareholders of $1.4 billion resulted primarily from the Company’s goodwill impairment charge of $990.0 million, net realized losses from the Company’s investment portfolio of $568.9 million and net losses from the Company’s investment fund affiliates of $214.2 million.

XL CAPITAL LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

30. Unaudited Quarterly Financial Data (Continued)

During the third quarter of 2008, the Company executed the Master Agreement with Syncora and the Counterparties in connection with the termination of certain reinsurance and other agreements, resulting in a net loss of approximately $1.4 billion. In addition, the Company’s results of operations were negatively impacted by both Hurricanes Gustav and Ike with estimated losses incurred at September 30, 2008, net of reinsurance recoveries and reinstatement premiums of $27.4 million and $194.4 million, respectively. Further contributing to the Company’s net loss attributable to ordinary shareholders of $1.6 billion during the third quarter of 2008 were net realized losses from the Company’s investment portfolio of $252.6 million and net losses from the Company’s investment fund affiliates of $54.9 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or any disagreements with accountants regarding accounting and financial disclosure within the twenty-four months ending December 31, 2009.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of its disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective to provide reasonable assurance that all material information relating to the Company required to be filed in this report has been made known to them in a timely fashion.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (the “Framework”). Based on its assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on the Framework criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15, “Exhibits, Financial Statement Schedules.”

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

Certain of the information required by this item relating to the executive officers of the Company may be found at the end of Part I under the heading “Executive Officers of the Company”. The balance of the information required by this item is omitted because a definitive proxy statement that involves the election of directors will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, and the information required by this item is incorporated by reference from that proxy statement.

ITEM 11.	EXECUTIVE COMPENSATION

This item is omitted because the information required by this item is incorporated by reference from a definitive proxy statement that involves the election of directors that will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This Item is omitted because the information required by this item is incorporated by reference from a definitive proxy statement that involves the election of directors that will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This item is omitted because the information required by this item is incorporated by reference from a definitive proxy statement that involves the election of directors that will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

This item is omitted because the information required by this item is incorporated by reference from a definitive proxy statement that involves the election of directors that will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements, Financial Statement Schedules and Exhibits.

Page
Report of Independent Registered Public Accounting Firm	253

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

4.2	Form of XL Capital Finance (Europe) plc Debt Security, incorporated by reference to Exhibit 4.14 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on January 14, 2002.
4.3

Excerpts from the Authorizing Resolutions of the Board of Directors of XL Capital Finance (Europe) plc, dated January 7, 2002, incorporated by reference to Exhibit 4.16(b) to the Company’s Current Report on Form 8-K (No. 1-10804) filed on January 14, 2002.

4.4

Excerpts from the Authorizing Resolutions of the Special Finance Committee of XL Capital Ltd, dated July 3, 2003, incorporated by reference to Exhibit 99.11 to the Company’s Quarterly Report on Form 10-Q (No. 1-10804) filed on August 14, 2003.

4.5

Excerpts from the Minutes of a Meeting of a Committee of the Board of Directors pursuant to Article 75 of the Company’s Articles of Association held on March 15, 2007, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on March 15, 2007.

4.6

Indenture, dated as of January 23, 2003, between XL Capital Ltd and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-3 (No. 333-101288) filed on January 23, 2003.

4.7

Indenture, dated as of June 2, 2004, between XL Capital Ltd and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-116245) filed on June 7, 2004.

4.8

First Supplemental Indenture, dated as of August 23, 2004, to the Indenture, dated as of June 2, 2004, between XL Capital Ltd and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 23, 2004.

Exhibit	Description

4.9	Form of 5.25% Senior Note due 2014 (included in Exhibit 4.8 hereto), incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 23, 2004.
4.10

Second Supplemental Indenture, dated as of November 12, 2004, to the Indenture, dated as of June 2, 2004, between XL Capital Ltd and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on November 15, 2004.

4.11	Form of 6.375% Senior Note due 2024 (included in Exhibit 4.10 hereto), incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on November 15, 2004.
4.12

Third Supplemental Indenture, dated as of December 9, 2005, to the Indenture, dated as of June 2, 2004, between XL Capital Ltd and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on December 12, 2005.

4.13

Fourth Supplemental Indenture, dated May 7, 2007, to the Indenture, dated as of June 2, 2004, between the Registrant and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on May 7, 2007.

4.14

Purchase Contract Agreement, dated as of December 9, 2005, between XL Capital Ltd and The Bank of New York, as Purchase Contract Agent, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on December 12, 2005.

4.15

Pledge Agreement, dated as of December 9, 2005, by and among XL Capital Ltd and The Bank of New York, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York, as Purchase Contract Agent, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on December 12, 2005.

4.16	Form of Normal Units Certificate (included in Exhibit 4.14 hereto), incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on December 12, 2005.
4.17	Form of Stripped Units Certificate (included in Exhibit 4.14 hereto), incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on December 12, 2005.
4.18	Form of 5.25% Senior Note due 2011 (included in Exhibit 4.12 hereto), incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on December 12, 2005.
4.19	Form of 6.25% Senior Note due 2027 (included in Exhibit 4.13 hereto), incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on May 7, 2007.
4.20

Fifth Supplemental Indenture, dated August 5, 2008, to the Indenture, dated as of June 2, 2004, between the Registrant and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 6, 2008.

4.21

Purchase Contract Agreement, dated August 5, 2008, between the Registrant and The Bank of New York Mellon, as Purchase Contract Agent, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 6, 2008.

4.22

Pledge Agreement, dated August 5, 2008, by and among the Registrant and The Bank of New York Mellon, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York Mellon, as Purchase Contract Agent, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 6, 2008.

4.23

Registration Rights Agreement dated as of August 5, 2008, by and among the Registrant, Syncora Guarantee Re Ltd. and Syncora Guarantee Inc., incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 6, 2008.

Exhibit		Description

4.24		Form of Normal Units Certificate (included in Exhibit 4.21 hereto), incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 6, 2008.
4.25		Form of Stripped Units Certificate (included in Exhibit 4.21 hereto), incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 6, 2008.
4.26		Form of 8.25% Senior Note due 2021 (included in Exhibit 4.20 hereto), incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 6, 2008.
10.1	+

1991 Performance Incentive Plan (as amended and restated effective March 7, 2003), incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A (No. 1-10804) filed on April 4, 2003.

10.2	+

1991 Performance Incentive Program (as amended and restated effective April 29, 2005), incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A (No. 1-10804) filed on March 24, 2005.

10.3	+

1991 Performance Incentive Program (as amended and restated effective February 27, 2009), incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A (No. 1-10804) filed on March 9, 2009.

10.4	+	Amended and Restated Directors Stock & Option Plan, incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A (No. 1-10804) filed on April 4, 2003.
10.5	+

Amended and Restated Directors Stock & Option Plan, effective as of January 1, 2009, incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A (No. 1-10804) filed on March 9, 2009.

10.6	+

Employment Agreement, dated as of September 29, 2006, between XL Capital Ltd and Sarah E. Street, incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2006 (No. 1-10804).

10.7	+

Agreement of Tenants in Common between James H. Veghte and 37 Lambert Road LLC, dated as of June 23, 2004. Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (No. 1-10804).

10.8	+

First Amendment, dated as of July 21, 2004, to the Agreement of Tenants in Common between James H. Veghte and 37 Lambert Road LLC, dated as of June 23, 2004. Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (No. 1-10804).

10.9	+

Form of Non-Statutory Stock Option Agreement (One-Time Vesting), incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).

10.10	+

Form of Non-Statutory Stock Option Agreement (Incremental Vesting), incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).

10.11	+	Form of Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
10.12	+	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
10.13	+	Form of Non-Statutory Stock Option Agreement (Renewal Form), incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
10.14	+

Form of Non-Statutory Stock Option Agreement (Non-Employee Director Renewal Form), incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).

Exhibit		Description

10.15	+	Form of Directors Restricted Stock Agreement, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
10.16	+	Form of Performance Restricted Stock Agreement, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
10.17	+	Form of Performance Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
10.18	+	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
10.19	+	Form of Director Stock Option Agreement, incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
10.20

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

10.22

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

10.24

Amendment No. 1, dated as of July 1, 2003, to the Pledge Agreement, dated December 18, 2001, made by XL Investments Ltd, XL Re Ltd, XL Insurance (Bermuda) Ltd, and XL Europe Ltd, as Grantors, in favor of Citibank, N.A., as Bank, incorporated by reference to Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 (No. 1-10804).

10.25

Five-Year Credit Agreement, dated as of June 22, 2005, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on June 27, 2005.

10.26

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

10.27

Credit Agreement, dated as of August 3, 2005, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Borrowers and Guarantors, the Lenders party thereto and Bear Stearns Corporate Lending Inc., as Administrative Agent, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 (No. 1-10804).

10.27

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

Exhibit		Description

10.28

Subscription Agreement, dated as of December 5, 2006, among XL Capital Ltd, Stoneheath Re and Goldman Sachs International, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on December 11, 2006.

10.29

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

10.30

Securities Insurance Agreement, dated as of December 12, 2006 between XL Capital Ltd and Stoneheath Re, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on December 12, 2006.

10.31

Trust Agreement, dated as of December 12, 2006 among The Asset Swap Counterparty, The Ceding Insurers and XL Capital Ltd as Beneficiaries and Stoneheath Re, as Guarantor and Beneficiary and The Bank of New York, as Trustee, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on December 12, 2006.

10.32		Replacement Capital Covenant, dated March 15, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on March 15, 2007.
10.33	+

Employment Agreement dated as of July 9, 2007 between XL Capital Ltd, X.L. Global Services, Inc. and Brian W. Nocco incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on July 10, 2007.

10.34

Service Agreement Relative to Sureties, Letters of Guarantees and International Stand-By Letters of Credit, dated April 25, 2003, between Société Le Mans Re and Credit Lyonnais, incorporated by reference to Exhibit 10.62 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (No. 1-10804).

10.35

First Renewal, dated November 27, 2000, between Le Mans Re and BNP Paribas, to the Reinsurance Stand-By Letter of Credit Agreement, dated October 7, 1999, incorporated by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (No. 1-10804).

10.36

Credit Agreement, dated as of June 21, 2007, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on June 25, 2007.

10.37

Master Commutation, Release and Restructuring Agreement by and among XL Capital Ltd, XL Insurance (Bermuda) Ltd, XL Reinsurance America Inc., X.L. Global Services, Inc., XL Services (Bermuda) Ltd and X.L. America, Inc., Security Capital Assurance Ltd (“SCA”), certain of SCA’s subsidiaries and certain financial institutions who have entered into various credit default swaps with affiliates of SCA, dated as of July 28, 2008, as amended, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (No. 1-10804).

10.38

Operational Transformation Services Agreement dated May 6, 2008, between Accenture LLP and XL Global Services, Inc. incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 (No. 1-10804).

10.39	+

Employment Agreement, dated as of March 14, 2008 by and between XL Capital Ltd and Michael S. McGavick, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2008 (No. 1-10804).

10.40	+

Employment Agreement, dated as of January 25, 2008, by and between XL Capital Ltd and David B. Duclos, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (No. 1-10804).

Exhibit		Description

10.41	+

Amendment to Employment Agreement, dated as of December 19, 2008, by and between XL Capital Ltd and David B. Duclos (amended in response to Internal Revenue Code Section 457A), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (No. 1-10804).

10.42

Consulting Agreement, dated as of April 24, 2009, between XL Capital Ltd and Brian O’Hara, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (No. 1-10804).

10.43	+

2008 Form of Employment Agreement between XL Capital Ltd and certain Executive Officers, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (No. 1-10804).

10.44	+

2008 Form of Amendment to Employment Agreement between XL Capital Ltd and certain Executive Officers (amended in response to Internal Revenue Code Section 457A), incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (No. 1- 10804).

10.45	+

2009 Form of Employment Agreement between XL Capital Ltd and certain Executive Officers, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (No. 1-10804).

10.46	+

Amended Employment Agreement, dated as of April 25, 2008, by and between XL Capital Ltd, X.L. Global Services, Inc. and James H. Veghte (amended in response to Internal Revenue Code Section 409A), incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (No. 1-10804).

10.47	+

Amendment to Amended Employment Agreement, dated as of December 2008, between XL Capital Ltd, X.L. Global Services, Inc. and Brian W. Nocco (amended in response to Internal Revenue Code Section 457A), incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (No. 1-10804).

10.48	+

Amendment to Employment Agreement, dated as of December 2008, between XL Capital Ltd and Michael S. McGavick (amended in response to Internal Revenue Code Section 457A), incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (No. 1-10804).

10.49

Letter Agreement, dated May 5, 2009, by and between X.L. Global Services, Inc. and Accenture LLP relating to early termination of the May 6, 2008 Operational Transformation Agreement, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (No. 1-10804).

10.50

Amendment to Letter Agreement, dated May 6, 2009, by and between X.L. Global Services, Inc. and Accenture LLP relating to early termination of the May 6, 2008 Operational Transformation Agreement, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (No. 1-10804).

10.51	+

Agreement and Release between XL Capital Ltd and Brian W. Nocco, dated as of November 3, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 (No. 1-10804).

10.52	+*	Amendment to Employment Agreement, dated as of December 16, 2009, by and between XL Capital Ltd and Sarah E. Street.
10.53	+*	Form of Letter Agreement, dated December 15, 2009, relating to Employment Agreements between XL Capital Ltd and certain Executive Officers.
10.54	*	Insurance Letters of Credit – Master Agreement, dated November 11, 2009, between XL Insurance (Bermuda) Ltd and Citibank Europe plc.
10.55	*	Pledge Agreement, dated November 11, 2009, between XL Re Ltd and XL Insurance (Bermuda) Ltd, as Pledgors, and Citibank Europe plc, as Pledgee.
10.56	*	Amendment No. 1, dated November 23, 2009, to Pledge Agreement dated November 11, 2009 between XL Re Ltd and XL Insurance (Bermuda) Ltd, as Pledgors, and Citibank Europe plc, as Pledgee.

Exhibit		Description

10.57	*	Amendment No. 2, dated December 23, 2009, to Pledge Agreement dated November 11, 2009 between XL Re Ltd and XL Insurance (Bermuda) Ltd, as Pledgors, and Citibank Europe plc, as Pledgee.
12	*	Statements regarding computation of ratios.
21	*	List of subsidiaries of the Registrant.
23	*	Consent of Pricewaterhouse Coopers LLP.
31	*	Rule 13a-14(a)/15d-14(a) Certifications.
32	*	Section 1350 Certifications.

*	Filed herewith

+	Management contract or compensatory plan or arrangement

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of XL Capital Ltd:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (1), present fairly, in all material respects, the financial position of XL Capital Ltd and its subsidiaries at December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2(g) to the consolidated financial statements, the Company adopted new accounting guidance that changed the manner in which it accounts for other than temporary impairments of available for sale securities in 2009.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
March 1, 2010

XL CAPITAL LTD

SUPPLEMENTAL SCHEDULE I
CONSOLIDATED SUMMARY OF INVESTMENTS – OTHER THAN
INVESTMENTS IN RELATED PARTIES

As at December 31, 2009

Type of Investment (U.S. dollars in thousands)	Cost or Amortized Cost (1)	Fair Value	Amount Presented in the Balance Sheet
Fixed Maturities:
Bonds and notes:
U.S. Government and Government-Related/Supported	$2,619,731	$2,664,625	$2,664,625
Corporate	10,121,973	9,799,000	9,799,000
Residential mortgage-backed securities – Agency	6,169,707	6,228,501	6,228,501
Residential mortgage-backed securities – Non-Agency	2,015,593	1,421,315	1,421,315
Commercial mortgage-backed securities	1,276,602	1,216,799	1,216,799
Collateralized debt obligations	1,030,245	698,561	698,561
Other asset-backed securities Government	1,247,822	1,167,985	1,167,985
U.S. States and political subdivisions of the States	909,609	913,473	913,473
Non-U.S. Sovereign Government, Supranational and Government-Related	3,407,222	3,401,773	3,401,773

Total fixed maturities (1)	$28,798,504	$27,512,032	$27,512,032

Equity Securities	$12,344	$17,779	$17,779

Short-term investments (1)	$1,767,197	$1,777,360	$1,777,360

Fixed maturities, held to maturity (1)	$546,067	$530,319	$546,067

Other investments	$727,101	$758,941	$783,189

Total investments other than investments in related parties	$31,851,213	$30,596,431	$30,636,427

(1)	Investments in fixed maturities, short-term investments and held to maturity are shown at amortized cost.

XL CAPITAL LTD

SUPPLEMENTAL SCHEDULE I
CONSOLIDATED SUMMARY OF INVESTMENTS – OTHER THAN
INVESTMENTS IN RELATED PARTIES (CONTINUED)

As at December 31, 2008

Type of Investment (U.S. dollars in thousands)	Cost or Amortized Cost (1)	Fair Value	Amount Presented in the Balance Sheet
Fixed Maturities:
Bonds and notes:
U.S. Government and Government-Related/Supported	$3,649,168	$3,978,342	$3,978,342
Corporate	11,187,246	9,288,603	9,288,603
Residential mortgage-backed securities – Agency	2,039,783	2,099,955	2,099,955
Residential mortgage-backed securities – Non-Agency	2,873,478	1,937,946	1,937,946
Commercial mortgage-backed securities	2,505,698	2,141,568	2,141,568
Collateralized debt obligations	1,100,358	638,779	638,779
Other asset-backed securities Government	1,895,229	1,708,008	1,708,008
U.S. States and political subdivisions of the States	486,394	468,770	468,770
Non-U.S. Sovereign Government, Supranational and Government-Related	3,253,123	3,374,397	3,374,397

Total fixed maturities (1)	$28,990,477	$25,636,368	$25,636,368

Equity Securities	$337,765	$361,819	$361,819

Short-term investments (1)	$1,500,767	$1,466,323	$1,466,323

Other investments	$417,856	$457,986	$459,481

Total investments other than investments in related parties	$31,246,865	$27,922,496	$27,923,991

(1)	Investments in fixed maturities, short-term investments and held to maturity are shown at amortized cost.

XL CAPITAL LTD

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS – PARENT COMPANY ONLY
As at December 31, 2009 and 2008

(U.S. dollars in thousands)	2009	2008
Assets
Investments available for sale:
Fixed maturities at fair value (amortized cost: 2009, $1,292,670; 2008, $128,727)	$1,296,865	$124,718
Equity securities at fair value (cost: 2009, $238; 2008, $238)	2,400	1,603
Short-term investments at fair value (amortized cost: 2009, $338,589: 2008, $155,684)	339,927	155,178

Total investments available for sale	1,639,192	281,499
Cash and cash equivalents	600,993	1,733,815
Investments in subsidiaries on an equity basis	10,125,323	11,418,690
Investment in affiliates	281	1,105
Investments in limited partnerships	5,289	7,115
Fixed assets	102	2,303
Other assets	63,492	56,568

Total assets	$12,434,672	$13,501,095

Liabilities
Amount due to subsidiaries (1)	$861,654	$4,121,116
Notes payable and debt	1,852,067	2,590,703
Dividends payable	5,573	13,644
Accounts payable and accrued liabilities	102,593	160,399

Total liabilities	$2,821,887	$6,885,862

Commitments and Contingencies
Redeemable Series C preference ordinary shares, 20,000,000 authorized, par value $0.01 Issued and outstanding: (2009, 7,306,920; 2008, 20,000,000)	$182,673	$500,000
Shareholders’ Equity:
Series E preference ordinary shares, 1,000,000 authorized, par value $0.01 Issued and outstanding: (2009, 1,000,000; 2008, 1,000,000)	10	10
Class A ordinary shares, 999,990,000 authorized, par value $0.01 Issued and outstanding: (2009, 342,118,986; 2008, 330,812,342)	3,421	3,308
Additional paid in capital	10,474,688	9,792,371
Accumulated other comprehensive Income (loss)	(1,142,467)	(3,364,927)
Retained earnings (deficit)	94,460	(315,529)

Total shareholders’ equity	$9,430,112	$6,115,233

Total liabilities, redeemable preference ordinary shares, and shareholders’ equity	$12,434,672	$13,501,095

(1)	Included in amounts due to subsidiaries are $0.7 billion and $1.9 billion at December 31, 2009 and 2008, respectively, in amounts due as a result of the Company’s internal cash sweeping arrangements.

XL CAPITAL LTD

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
STATEMENT OF INCOME AND COMPREHENSIVE INCOME – PARENT COMPANY ONLY
For the Years Ended December 31, 2009, 2008 and 2007

(U.S. dollars in thousands)	2009	2008	2007
Net investment income	$20,245	$9,526	$32,151
Realized investment gains (losses):
Net realized gains (losses) on investments sold	(5,453)	(124)	325
Other-than-temporary impairments on investments	(8,468)	(6,157)	(8)
Other-than-temporary impairments on investments transferred to other comprehensive income	1,319	–	–

Total net realized gains (losses) on investments	(12,602)	(6,281)	317
Net realized and unrealized gains (losses) on derivative instruments	(8,830)	(14,039)	(12,010)
Equity in net earnings (losses) of subsidiaries (Dividends were $2,091,474 in 2009, $90,000 in 2008 and nil in 2007)	310,490	(2,218,851)	529,566
Equity in net earnings of affiliates	1,221	304	202

Total revenues	$310,524	$(2,229,341)	$550,226

Operating expenses	107,211	178,684	147,846
Foreign exchange (gains) losses	(122)	6,884	(1,495)
Interest expense	122,662	138,904	128,580

Total expenses	$229,751	$324,472	$274,931

Income (loss) before income tax	80,773	(2,553,813)	275,295
Provision for income tax	5,782	–	(594)

Net income (loss)	$74,991	$(2,553,813)	$275,889
Preference share dividends	(80,200)	(78,645)	(69,514)
Gain on redemption of Redeemable Series C Preference Ordinary Shares	211,816	–	–

Net income (loss) attributable to ordinary shareholders	$206,607	$(2,632,458)	$206,375

Net income (loss)	$74,991	$(2,553,813)	$275,889
Impact of adoption of new authoritative OTTI guidance, net of taxes	(229,670)	–	–
Change in net unrealized gains (losses) on investment portfolio, net of tax	2,391,020	(2,893,060)	(747,941)
Change in OTTI losses recognized in other comprehensive income, net of tax	(123,343)	–	–
Change in underfunded pension liability	(3,427)	(2,124)	3,080
Change in value of cash flow hedge	438	439	4,338
Change in net unrealized gains (losses) on future policy benefit reserves	6,554	(6,998)	16,005
Foreign currency translation adjustments	180,888	(472,343)	317,319
Realization of accumulated other comprehensive loss on sale of Syncora	–	–	4,953

Comprehensive income (loss)	$2,297,451	$(5,927,899)	$(126,357)

XL CAPITAL LTD

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
STATEMENT OF CASH FLOWS – PARENT COMPANY ONLY
For the Years Ended December 31, 2009, 2008 and 2007

(U.S. dollars in thousands)	2009	2008	2007
Cash flows provided by (used in) operating activities:
Net income (loss)	$74,991	$(2,553,813)	$275,889
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on investments and derivative instruments	21,432	20,320	11,693
Equity in (earnings) loss of subsidiaries	(310,490)	2,218,851	(529,566)
Equity in net (income) of affiliates	(1,221)	(304)	(202)
Amortization of deferred compensation	32,231	57,617	49,666
Amortization of premiums (discounts) on fixed maturities	221	(11,184)	21,927
Accretion of notes payable and debt	681	684	672
Accounts payable and accrued liabilities	(57,806)	(29,639)	15,647
Amounts due to (from) subsidiaries	(3,259,462)	1,371,037	928,914
Dividends received from subsidiaries	2,091,474	90,000	–
Other	17,432	13,911	6,430

Total adjustments	(1,465,508)	3,731,293	505,181

Net cash provided by (used in) operating activities	$(1,390,517)	$1,177,480	$781,070

Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$245,629	$336,520	$1,501,835
Proceeds from redemption of fixed maturities and short-term investments	2,860,755	982,770	778,231
Purchases of fixed maturities and short term investments	(4,475,472)	(1,228,813)	(2,094,646)
Investment in subsidiaries	1,955,045	(2,865,618)	(20,000)
Investment in affiliates	1,743	2,092	1,985
Investment in limited partnerships	347	1,894	13,208

Net cash provided by (used in) investing activities	$588,047	$(2,771,155)	$180,613

Cash flows provided by (used in) financing activities:
Proceeds from issuance of Class A ordinary shares and exercise of stock options	$745,000	$2,231,000	$878,439
Proceeds from issuance of redeemable Series C preference ordinary shares	–	500,000	–
Proceeds from issuance of Series E preference ordinary shares	–	–	984,583
Redemption of Series A and Series B preference ordinary shares	–	–	(517,500)
Redemption of redeemable Series C preference ordinary shares	(104,718)	–	–
Dividends paid	(225,008)	(326,373)	(343,551)
Repurchase of Class A ordinary shares	(626)	(4,966)	(1,135,950)
Proceeds from issuance of debt	–	557,750	322,836
Repayment of debt	(745,000)	–	(825,000)

Net cash provided by (used in) financing activities	$(330,352)	$2,957,411	$(636,143)

Net change in cash and cash equivalents	(1,132,822)	1,363,736	325,540

Cash and cash equivalents – beginning of year	1,733,815	370,079	44,539

Cash and cash equivalents – end of year	$600,993	$1,733,815	$370,079

XL CAPITAL LTD

SCHEDULE IV – REINSURANCE
For the Years Ended December 31, 2009, 2008 and 2007

(U.S. dollars in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2009
Life reinsurance in force(1)	$–	565,048	129,797,640	129,232,592	100.4%

Premiums Earned:
Property and casualty operations	$4,861,073	1,586,968	1,877,634	5,151,739	36.4%
Life operations	–	41,275	596,376	555,101	107.4%

Total premiums earned:	$4,861,073	1,628,243	2,474,010	5,706,840	43.4%

2008
Life reinsurance in force(1)	$–	1,570,020	157,671,142	156,101,122	101.0%

Premiums Earned:
Property and casualty operations	$5,735,348	1,873,565	2,128,468	5,990,251	35.5%
Life operations	–	41,071	690,922	649,851	106.3%

Total premiums earned:	$5,735,348	1,914,636	2,819,390	6,640,102	42.5%

2007
Life reinsurance in force(1)	$–	1,213,281	150,876,977	149,663,696	100.8%

Premiums Earned:
Property and casualty operations	$5,428,753	1,987,642	2,977,516	6,418,627	46.4%
Life operations	–	44,615	745,662	701,047	106.4%
Syncora	90,249	16,803	12,236	85,682	14.3%

Total premiums earned:	$5,519,002	2,049,060	3,735,414	7,205,356	51.8%

(1)	Represents the sum face value outstanding of in force life reinsurance policies.

XL CAPITAL LTD

SCHEDULE VI
SUPPLEMENTARY INFORMATION
CONCERNING PROPERTY/CASUALTY (RE)INSURANCE OPERATIONS
For the Years Ended December 31, 2009, 2008 and 2007

(U.S. dollars in thousands)	Deferred Acquisition Costs	Reserves For Losses and Loss Expenses	Reserves for Unearned Premiums	Net Earned Premiums	Net Investment Income	Losses and Loss Expenses incurred related to		Net Paid Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Net Premiums Written
						Current Year	Prior Year
2009 (1)	$486,180	$20,823,524	$3,646,815	$5,151,739	$882,748	$3,453,577	$(284,740)	$3,875,935	$775,869	$4,743,712

2008(1)	$533,179	$21,650,315	$4,185,487	$5,990,251	$1,174,856	$4,573,562	$(610,664)	$3,790,846	$848,180	$5,738,293

2007(1)	$603,454	$23,207,694	$4,654,874	$6,418,627	$1,289,554	$4,265,017	$(425,441)	$3,815,082	$966,038	$6,297,720

(1)	The information presented above includes balances from the property and casualty operations. The life operations and balances relating to Syncora prior to the secondary offering on June 6, 2007 have been excluded.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2010

XL Capital Ltd
(Registrant)

/s/ MICHAEL S. MCGAVICK Name: Michael S. McGavick Title: Chief Executive Officer and Director XL Capital Ltd

Date: March 1, 2010

/s/ SIMON RICH Name: Simon Rich Title: Senior Vice President and Interim Chief Financial Officer XL Capital Ltd

POWER OF ATTORNEY

We, the undersigned directors and executive officers of XL Capital Ltd, hereby severally constitute Michael S. McGavick, Simon Rich and Kirstin Romann Gould, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MICHAEL S. MCGAVICK Michael S. McGavick	Chief Executive Officer (Principal Executive Officer) and Director	March 1, 2010
/s/ SIMON RICH Simon Rich	Senior Vice President and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2010
/s/ DALE R. COMEY Dale R. Comey	Director	March 1, 2010
/s/ ROBERT R. GLAUBER Robert R. Glauber	Director and Chairman of the Board of Directors	March 1, 2010
/s/ HERBERT N. HAAG Herbert N. Haag	Director	March 1, 2010
/s/ G. THOMPSON HUTTON G. Thompson Hutton	Director	March 1, 2010
/s/ JOSEPH MAURIELLO Joseph Mauriello	Director	March 1, 2010
/s/ EUGENE M. MCQUADE Eugene M. Mcquade	Director	March 1, 2010
Clayton S. Rose	Director
/s/ ELLEN E. THROWER Ellen E. Thrower	Director	March 1, 2010
/s/ SIR JOHN VEREKER Sir John Vereker	Director	March 1, 2010