Form 10-Q
period 2010-03-31
XL CAPITAL LTD
filed 2010-05-06
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

          As of May 4, 2010, there were 342,083,631 outstanding Class A Ordinary Shares, $0.01 par value per share, of the registrant.

XL CAPITAL LTD

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

XL CAPITAL LTD

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2010	December 31, 2009

(U.S. dollars in thousands, except share amounts)
A S S E T S
Investments:
Fixed maturities at fair value (amortized cost: 2010, $28,556,442; 2009, $28,798,504)	$27,825,508	$27,512,032
Equity securities, at fair value (cost: 2010, $21,696; 2009, $12,344)	29,230	17,779
Short-term investments, at fair value (amortized cost: 2010, $1,913,664; 2009, $1,767,197)	1,924,651	1,777,360

Total investments available for sale	29,779,389	29,307,171
Fixed maturities, held to maturity at amortized cost (fair value: 2010, $522,305; 2009, $530,319)	$516,470	$546,067
Investments in affiliates	1,143,137	1,185,604
Other investments	814,303	783,189

Total investments	32,253,299	31,822,031
Cash and cash equivalents	3,375,519	3,643,697
Accrued investment income	324,418	350,055
Deferred acquisition costs	638,409	654,065
Ceded unearned premiums	710,152	711,875
Premiums receivable	2,924,480	2,597,602
Reinsurance balances receivable	327,933	374,844
Unpaid losses and loss expenses recoverable	3,550,793	3,584,028
Net receivable from investments sold	—	84,617
Goodwill and other intangible assets	841,244	845,129
Deferred tax asset, net	135,678	193,868
Other assets	694,745	717,864

Total assets	$45,776,670	$45,579,675

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Liabilities:
Unpaid losses and loss expenses	$20,670,113	$20,823,524
Deposit liabilities	2,187,375	2,208,699
Future policy benefit reserves	5,115,700	5,490,119
Unearned premiums	3,938,736	3,651,310
Notes payable and debt	2,461,397	2,451,417
Reinsurance balances payable	419,331	378,887
Net payable for investments purchased	85,660	36,979
Other liabilities	784,895	923,650

Total liabilities	$35,663,207	$35,964,585

Commitments and Contingencies
Redeemable Series C preference ordinary shares, 20,000,000 authorized, par value $0.01 Issued and outstanding: (2010, 2,876,000; 2009, 7,306,920)	$71,900	$182,673
Shareholders’ Equity:
Noncontrolling interest in equity of consolidated subsidiaries	$2,305	$2,305
Series E preference ordinary shares, 1,000,000 authorized, par value $0.01 Issued and outstanding: (2010, 1,000,000; 2009, 1,000,000)	10	10
Class A ordinary shares, 999,990,000 authorized, par value $0.01 Issued and outstanding: (2010, 342,083,631; 2009, 342,118,986)	3,421	3,421
Additional paid in capital	10,482,229	10,474,688
Accumulated other comprehensive (loss)	(634,546)	(1,142,467)
Retained earnings	188,144	94,460

Total shareholders’ equity	$10,041,563	$9,432,417

Total liabilities, redeemable preference ordinary shares and shareholders’ equity	$45,776,670	$45,579,675

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD

CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) Three Months Ended March 31,

	2010	2009

(U.S. dollars in thousands, except per share amounts)
Revenues:
Net premiums earned	$1,368,485	$1,451,521
Net investment income	308,324	347,966
Realized investment gains (losses):
Net realized gains (losses) on investments sold	4,021	33,103
Other-than-temporary impairments on investments	(60,514)	(285,040)
Other-than-temporary impairments on investments transferred to other comprehensive income	20,317	—

Total net realized gains (losses) on investments	(36,176)	(251,937)
Net realized and unrealized gains (losses) on derivative instruments	(20,480)	(1,407)
Income (loss) from investment fund affiliates	8,178	(26,893)
Fee income and other	8,418	12,158

Total revenues	$1,636,749	$1,531,408

Expenses:
Net losses and loss expenses incurred	$892,200	$790,283
Claims and policy benefits	123,743	157,959
Acquisition costs	201,137	218,219
Operating expenses	229,108	268,387
Exchange (gains) losses	(21,083)	(24,624)
Interest expense	49,070	61,341
Amortization of intangible assets	465	465

Total expenses	$1,474,640	$1,472,030

Income (loss) before income tax and income (loss) from operating affiliates	$162,109	$59,378
Provision for income tax	29,836	45,953
Income (loss) from operating affiliates	11,606	(10,328)

Net income	$143,879	$3,097
Non-controlling interest in net income (loss) of subsidiary	(1)	—

Net income attributable to XL Capital Ltd	$143,880	$3,097
Preference share dividends	(32,500)	(36,534)
Gain on redemption of Series C Preference Ordinary Shares	16,616	211,816

Net income attributable to ordinary shareholders	$127,996	$178,379

Weighted average ordinary shares and ordinary share equivalents outstanding – basic	342,148	336,217

Weighted average ordinary shares and ordinary share equivalents outstanding – diluted	342,760	336,218

Earnings per ordinary share and ordinary share equivalent – basic	$0.37	$0.53

Earnings per ordinary share and ordinary share equivalent – diluted	$0.37	$0.53

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited) Three Months Ended March 31,

(U.S. dollars in thousands)	2010	2009

Net income attributable to XL Capital Ltd	$143,880	$3,097
Change in net unrealized gains (losses) on investments, net of tax	556,024	(788,685)
Change in OTTI losses recognized in other comprehensive income, net of tax	(16,458)	—
Change in underfunded pension liability	3,482	(66)
Change in value of cash flow hedge	110	108
Foreign currency translation adjustments, net	(32,485)	(95,254)
Change in net unrealized gain (loss) on future policy benefit reserves	(2,752)	7,494

Comprehensive income (loss)	$651,801	$(873,306)

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	(Unaudited) Three Months Ended March 31,

	2010	2009

(U.S. dollars in thousands)
Noncontrolling Interest in Equity of Consolidated Subsidiaries:
Balance – beginning of year	$2,305	$1,598
Noncontrolling interest share in net income (loss) of subsidiary	(1)	$—
Noncontrolling interest share in change in accumulated other comprehensive (income) loss	1	6

Balance – end of period	$2,305	$1,604

Series E Preference Ordinary Shares:
Balance – beginning of year	$10	$10

Balance – end of period	$10	$10

Class A Ordinary Shares:
Balance – beginning of year	$3,421	$3,308
Issuance of Class A ordinary shares	—	115
Exercise of stock options	1	—
Repurchase of shares	(1)	(2)

Balance – end of period	$3,421	$3,421

Additional Paid in Capital:
Balance – beginning of year	$10,474,688	$9,792,371
Issuance of Class A ordinary shares	8	741,947
Repurchase of Class A ordinary shares	(1,840)	—
Dividends on Class A ordinary shares	—	(34,192)
Dividends on preference ordinary shares	—	(36,533)
Exercise of stock options, net of tax benefit	104	—
Impact of share based compensation arrangements	1,447	—
Stock option expense	2,759	1,776
Net change in deferred compensation	5,063	12,820

Balance – end of period	$10,482,229	$10,478,189

Accumulated Other Comprehensive Income (Loss):
Balance – beginning of year	$(1,142,467)	$(3,364,927)
Change in net unrealized (losses) on investment portfolio, net of tax	542,109	(783,474)
Change in net unrealized (losses) gains on affiliate and other investments, net of tax	13,915	(5,211)
Change in OTTI losses recognized in other comprehensive income, net of tax	(16,458)	—
Change in underfunded pension liability	3,482	(66)
Change in value of cash flow hedge	110	108
Foreign currency translation adjustments	(32,485)	(95,254)
Change in net unrealized gain (loss) on future policy benefit reserves	(2,752)	7,494

Balance – end of period	$(634,546)	$(4,241,330)

Retained Earnings (Deficit):
Balance – beginning of year	$94,460	$(315,529)
Net income attributable to XL Capital Ltd.	143,880	3,097
Dividends on Series E preference ordinary shares	(32,500)	—
Dividends on Class A ordinary shares	(34,312)	—
Gain on redemption of Series C preference ordinary shares	16,616	211,816

Balance – end of period	$188,144	$(100,616)

Total Shareholders’ Equity	$10,041,563	$6,141,278

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended March 31,

	2010	2009

(U.S. dollars in thousands)
Cash flows (used in) provided by operating activities:
Net income attributable to XL Capital Ltd	$143,880	$3,097
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net realized losses on sales investments	36,176	251,937
Net realized and unrealized losses on derivative instruments	20,480	1,407
Amortization of (discounts) on fixed maturities	10,104	(15,243)
(Income) loss from investment and operating affiliates	(19,784)	37,221
Amortization of deferred compensation	6,280	10,511
Accretion of convertible debt	249	247
Accretion of deposit liabilities	21,860	11,726
Unpaid losses and loss expenses	52,377	(394,422)
Future policy benefit reserves	(76,245)	13,776
Unearned premiums	334,886	148,809
Premiums receivable	(372,830)	14,125
Unpaid losses and loss expenses recoverable	228	166,213
Ceded unearned premiums	(7,858)	(2,990)
Reinsurance balances receivable	43,101	(29,710)
Deferred acquisition costs	2,125	(26,785)
Reinsurance balances payable	48,446	64,174
Deferred tax asset	29,834	(3,138)
Other assets	20,947	(124,338)
Other liabilities	(133,651)	(181,627)
Other	46,216	(63,178)

Total adjustments	$62,941	$(121,285)

Net cash provided by (used in) operating activities	$206,821	$(118,188)

Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$1,275,670	$3,405,917
Proceeds from redemption of fixed maturities and short-term investments	670,954	467,254
Proceeds from sale of equity securities	2,495	276,575
Purchases of fixed maturities and short-term investments	(2,340,341)	(3,400,142)
Purchases of equity securities	(11,127)	(18,369)
Net dispositions of investment affiliates	86,828	453,790
Other investments, net	61,749	48,766

Net cash provided by (used in) investing activities	$(253,772)	$1,233,791

Cash flows (used in) financing activities:
Proceeds from issuance of Class A ordinary shares	$—	$745,000
Repurchase of Class A ordinary shares	(1,840)	(517)
Redemption of Series C preference ordinary shares	(94,157)	(104,718)
Dividends paid on Class A ordinary shares	(34,194)	(34,182)
Dividends paid on preference ordinary shares	(5,573)	(17,678)
Deposit liabilities	(47,999)	(83,465)
Repayment of debt	—	(745,000)
Collateral received on securities lending	—	92,488
Collateral returned on securities lending	—	(215,370)

Net cash (used in) financing activities	$(183,763)	$(363,442)
Effects of exchange rate changes on foreign currency cash	(37,464)	(39,800)

Increase (decrease) in cash and cash equivalents	(268,178)	712,361
Cash and cash equivalents – beginning of period	3,643,697	4,353,826
Cash and cash equivalents – end of period	$3,375,519	$5,066,187

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

2. Significant Accounting Policies

          (a) Recent Accounting Pronouncements

          In June 2009, the FASB issued final authoritative guidance over accounting for transfers of financial assets which removes the concept of a qualifying special-purpose entity from existing accounting guidance over transfers of financial assets and also removes the exception from applying guidance surrounding consolidation of variable interest entities to qualifying special-purpose entities. This new guidance was applied by the Company from January 1, 2010, however, it did not have an impact on the Company’s financial condition or results of operations.

          In June 2009, the FASB issued final authoritative accounting guidance in an effort to improve financial reporting by enterprises involved with variable interest entities. This guidance retains the scope of the previous standard covering variable interest entities except, as noted above, with the addition of entities previously considered qualifying special-purpose entities. The new guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity under revised guidelines that are more qualitative than under previous guidance and amends previous guidance to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Before this update, previous guidance required reconsideration of whether an enterprise is the primary beneficiary of a variable interest entity only when specific events occurred. The new guidance also amends previous guidance to require enhanced disclosures that provide users of financial statements with more transparent information about an enterprise’s involvement with a variable interest entity. The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity. The content of the enhanced disclosures required by this new guidance is generally consistent with that required by the previous standards. The Company applied this new guidance from January 1, 2010 however, it did not have an impact on the Company’s financial condition and results of operations. See Note 10, “Variable Interest Entities”, for the disclosures required by this guidance.

          In January 2010, the FASB issued an accounting standards update on Improving Disclosures about Fair Value Measurements. The provisions of this authoritative guidance require new disclosures about recurring and nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. This guidance was effective for the Company from January 1, 2010, except for the Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. This standard affects disclosures only and accordingly did not have an impact on the Company’s financial condition or results of operations.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

          (a) Recent Accounting Pronouncements (Continued)

          In March 2010, the FASB issued authoritative guidance relating to derivative accounting. Under this guidance, all entities that enter into contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not only in the form of subordination of one financial instrument to another will be affected by the amendments in this guidance as it clarifies that the embedded credit derivative scope exception found in existing derivative guidance does not apply to such contracts. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. This guidance will be effective at the beginning of the Company’s first fiscal quarter beginning after June 15, 2010. The Company is currently evaluating the potential impact of this guidance on its financial condition and results of operations.

3. Fair Value Measurements

          Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price), in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors that market participants would use in valuing the asset or liability. Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

          The following tables set forth the Company’s assets and liabilities that were accounted for at fair value as of March 31, 2010 and December 31, 2009 by level within the fair value hierarchy (for further information, see Item 8, Note 2 to the Consolidated Financial Statements, “Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
			Significant Unobservable Inputs (Level 3)		Balance as of March 31, 2010
				Collateral and Counterparty Netting
March 31, 2010
(U.S. dollars in thousands)

Assets
U.S. Government and Government-Related/Supported	$—	$2,454,313	$—	$—	$2,454,313
Corporate (1)	—	10,449,428	9,493	—	10,458,921
Residential mortgage-backed securities – Agency	—	6,019,579	—	—	6,019,579
Residential mortgage-backed securities – Non-Agency	—	1,378,352	30,000	—	1,408,352
Commercial mortgage-backed securities	—	1,210,604	41,655	—	1,252,259
Collateralized debt obligations	—	11,249	711,749	—	722,998
Other asset-backed securities	—	1,098,572	52,082	—	1,150,654
U.S. States and political subdivisions of the States	—	1,144,591	—	—	1,144,591
Non-U.S. Sovereign Government, Supranational and Government- Related	—	3,210,599	3,242	—	3,213,841

Total fixed maturities, at fair value	$—	$26,977,287	$848,221	$—	$27,825,508
Equity securities, at fair value	15,235	13,995	—	—	29,230
Short-term investments, at fair value (2)	—	1,918,085	6,566	—	1,924,651

Total investments available for sale	$15,235	$28,909,367	$854,787	$—	$29,779,389
Cash equivalents (3)	1,451,251	669,931	—	—	2,121,182
Other investments (4)	—	366,532	83,088	—	449,620
Other assets (5)(6)	—	146,120	189,211	(233,160)	102,171

Total assets accounted for at fair value	$1,466,486	$30,091,950	$1,127,086	$(233,160)	$32,452,362

Liabilities
Financial instruments sold, but not yet purchased (7)	$—	$32,264	$—	$—	$32,264
Other liabilities (5)(6)	—	22,458	84,737	(52,782)	54,413

Total liabilities accounted for at fair value	$—	$54,722	$84,737	$(52,782)	$86,677

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

December 31, 2009 (U.S. dollars in thousands) (Unaudited)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance as of December 31, 2009

Assets
U.S. Government and Government-Related/Supported	$—	$2,664,625	$—	$—	$2,664,625
Corporate (1)	—	9,788,689	10,311	—	9,799,000
Residential mortgage-backed securities – Agency	—	6,220,607	7,894	—	6,228,501
Residential mortgage-backed securities – Non-Agency	—	1,379,125	42,190	—	1,421,315
Commercial mortgage-backed securities	—	1,214,044	2,755	—	1,216,799
Collateralized debt obligations	—	507,898	190,663	—	698,561
Other asset-backed securities	—	1,129,806	38,179	—	1,167,985
U.S. States and political subdivisions of the States	—	913,473	—	—	913,473
Non-U.S. Sovereign Government, Supranational and Government-Related	—	3,398,556	3,217	—	3,401,773

Total fixed maturities, at fair value	$—	$27,216,823	$295,209	$—	$27,512,032
Equity securities, at fair value	5,621	12,158	—	—	17,779
Short-term investments, at fair value (2)	—	1,770,874	6,486	—	1,777,360

Total investments available for sale	$5,621	$28,999,855	$301,695	$—	$29,307,171
Cash equivalents (3)	1,496,938	1,136,268	—	—	2,633,206
Other investments (4)	—	342,005	75,584	—	417,589
Other assets (5)(6)	—	117,401	185,455	(218,409)	84,447

Total assets accounted for at fair value	$1,502,559	$30,595,529	$562,734	$(218,409)	$32,442,413

Liabilities
Financial instruments sold, but not yet purchased (7)	$—	$36,979	$—	$—	$36,979
Other liabilities (5)(6)	—	24,337	84,940	(49,319)	59,958

Total liabilities accounted for at fair value	$—	$61,316	$84,940	$(49,319)	$96,937

(1)

Included within Corporate are certain floating rate medium term notes supported primarily by pools of European credit with varying degrees of leverage. The notes have a fair value of $587.2 million and $587.7 million and an amortized cost of $663.4 million and $707.9 million at March 31, 2010 and December 31, 2009, respectively. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(2)

Short-term investments consist primarily of corporate, U.S. Government and Government-Related/Supported securities, Corporate and Non-U.S. Sovereign Government, Supranational and Government-Related securities.

(3)	Cash equivalents balances subject to fair value measurement include certificates of deposit and money market funds. Operating cash balances are not subject to fair value measurement guidance.

(4)

The Other investments balance excludes certain structured transactions including certain investments in project finance transactions, a payment obligation and liquidity financing provided to a structured credit vehicle as a part of a third party medium term note facility. These investments are carried at amortized cost that totaled $364.7 million at March 31, 2010 and $365.6 million at December 31, 2009.

(5)	Other assets and other liabilities include derivative instruments.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

(6)

The derivative balances included in each category above are reported on a gross basis by level with a netting adjustment presented separately in the “Collateral and Counterparty Netting” column. The Company often enters into different types of derivative contracts with a single counterparty and these contracts are covered under a netting agreement. In addition, the Company held net cash collateral related to derivative assets of approximately $195.3 million and $169.1 million at March 31, 2010 and December 31, 2009, respectively. This balance is included within cash and cash equivalents and the corresponding liability to return the collateral has been offset against the derivative asset within the balance sheet as appropriate under the netting agreement. The fair value of the individual derivative contracts are reported gross in their respective levels based on the fair value hierarchy.

(7)	Financial instruments sold, but not yet purchased represent “short sales” and are included within “Net payable for investments purchased” on the balance sheet.

          Level 3 Gains and Losses

          The tables below present additional information about assets and liabilities measured at fair value on a recurring basis and for which Level 3 inputs were utilized to determine fair value. The table reflects gains and losses for the three month periods ended March 31, 2010 and March 31, 2009 for all financial assets and liabilities categorized as Level 3 as of March 31, 2010 and March 31, 2009, respectively. The tables do not include gains or losses that were reported in Level 3 in prior periods for assets that were transferred out of Level 3 prior to March 31, 2010 and March 31, 2009. Gains and losses for assets and liabilities classified within Level 3 in the table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, it should be noted that the following tables do not take into consideration the effect of offsetting Level 1 and 2 financial instruments entered into by the Company that are either economically hedged by certain exposures to the Level 3 positions or that hedge the exposures in Level 3 positions.

          In general, Level 3 assets include securities for which the values were obtained from brokers where either significant inputs were utilized in determining the value that were difficult to corroborate with observable market data, or sufficient information regarding the specific inputs utilized by the broker was not available to support a Level 2 classification. Level 3 assets also include securities for which the Company determined that current market trades represent distressed transactions, and accordingly, the Company determined fair value using certain inputs that are not observable to market participants. Transfers into or out of Level 3 primarily arise as a result of the valuations utilized by the Company changing between either those provided by independent pricing services that do not contain significant unobservable inputs, and other valuations sourced from either brokers or in limited instances from internal models for certain assets, which are considered Level 3.

          There were no transfers between Level 1 and Level 2 during the three month periods ending March 31, 2010 and 2009.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

          Level 3 Gains and Losses (continued)

	Level 3 Assets and Liabilities Three Months Ended March 31, 2010
(U.S. dollars in thousands) (Unaudited)	Corporate	Residential mortgage-backed securities – Agency	Residential mortgage-backed securities – Non Agency	Commercial mortgage-backed securities	Collateralized debt obligations

Balance, beginning of period	$10,311	$7,894	$42,190	$2,755	$190,663
Realized gains (losses)	(4,319)	—	(817)	(457)	(4,917)
Movement in unrealized gains (losses)	26	—	4,392	1,337	31,384
Purchases, sales issuances and settlements, net	(927)	—	(802)	(524)	(1,884)
Transfers into Level 3	8,158	—	117	38,544	496,503
Transfers out of Level 3	(2,600)	(7,894)	(15,080)	—	—
Fixed maturities to short-term investments classification change	(1,156)	—	—	—	—

Balance, end of period	$9,493	$—	$30,000	$41,655	$711,749

Movement in total gains (losses) above relating to instruments still held at the reporting date	$165	$—	$4,258	$888	$30,956

	Level 3 Assets and Liabilities Three Months Ended March 31, 2010 (Continued)
(U.S. dollars in thousands) (Unaudited)	Other asset backed securities	Non-U.S. Sovereign Government and Supranationals and Government Related	Short-term Investments	Other investments	Derivative Contracts - Net

Balance, beginning of period	$38,179	$3,217	$6,486	$75,584	$100,515
Realized gains (losses)	(6,351)	—	(2,848)	—	—
Movement in unrealized gains (losses)	4,545	11	2,448	3,985	(1,390)
Purchases, sales issuances and settlements, net	22,257	—	(2,246)	3,519	5,349
Transfers into Level 3	204	14	1,570	—	—
Transfers out of Level 3	(6,752)	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	1,156	—	—

Balance, end of period	$52,082	$3,242	$6,566	$83,088	$104,474

Movement in total gains (losses) above relating to instruments still held at the reporting date	$(1,820)	$11	$2,373	$3,985	$(1,390)

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

          Level 3 Gains and Losses (continued)

		Level 3 Assets and Liabilities Three Months Ended March 31, 2009

(U.S. dollars in thousands) (Unaudited)	Fixed Maturities	Short-term Investments	Other Investments	Derivative Contracts – Net

Balance, beginning of period	$951,879	$20,746	$65,354	$226,818
Realized gains (losses)	(42,579)	(180)	—	—
Movement in unrealized (losses) gains	(119,191)	(3,727)	(7,618)	(45,349)
Purchases, issuances and settlements	(4,497)	(3,009)	6,655	4,979
Transfers into Level 3	1,842	—	—	—
Transfers out of Level 3	(165,132)	—	—	—

Balance, end of period	$622,322	$13,830	$64,391	$186,448

Movement in total (losses) above relating to instruments still held at the reporting date	$(132,016)	$(4,546)	$(7,618)	$(45,349)

          Fixed maturities and short-term investments

          At March 31, 2010, certain collateralized debt obligations (“CDOs”) that were previously classified as Level 2 due to sufficient market data being available to allow a price to be determined and provided by third party pricing vendors, were transferred to Level 3 because third party vendor prices were no longer believed to be the most appropriate pricing source. Therefore, broker quotes are the primary source of the valuations for these CDOs.

          During the fourth quarter of 2008, the Company determined that for certain of its CDOs (with a fair value of $483.2 million and a par value of $801.5 million as at December 31, 2008) the trading activity was considered to be stressed transactions. The markets for CDOs had become extremely illiquid due to a number of factors including risk aversion and reduction of purchases among institutional buyers. As a result, the Company believed that broker bids reflected loss expectations that did not reflect fair values at which willing buyers and sellers would transact. The Company determined that internal models were more appropriate and better representative of the fair value at which these securities would be sold in an orderly market. However, as a result of numerous recent market factors, including increased volumes of trading, the Company believed that transactions in this market were no longer distressed and, accordingly, reverted to third-party vendor pricing sources where available as of December 31, 2009, and, where not available, broker quotes. As noted above, during the quarter ended March 31, 2010 valuations for the majority of CDOs were once again sourced from broker quotes. Accordingly, as at March 31, 2010, the Company now carries these assets at a fair value of $560.5 million and a par value of $783.0 million within Level 3 of the fair value hierarchy.

          At March 31, 2009, certain fixed maturity securities that were previously classified as Level 3, due to a lack of available third party vendor pricing, were transferred to Level 2 as prices for these securities were provided by third party pricing vendors.

          The remainder of the Level 3 assets relate to private equity investments where the nature of the underlying assets held by the investee include positions such as private business ventures and are such that significant Level 3 inputs are utilized in the valuation, and certain derivative positions. The most significant of these transfers included $65.1 million of Non-U.S. Sovereign Government and Supranationals and Government Related, $28.4 million of Residential mortgage-backed securities-Non Agency, $27.0 of Other asset-backed securities and $16.6 million of Collateralized debt obligations.

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

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

          Level 3 Gains and Losses (continued)

          In addition, see Item 8, Note 2 to the Consolidated Financial Statements, “ Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a general discussion of types of assets and liabilities that are classified within Level 3 of the fair value hierarchy as well as the Company’s valuation policies for such instruments.

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

	As of March 31, 2010		As of December 31, 2009
(U.S. dollars in thousands) (Unaudited)	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed maturities, held to maturity	$516,470	$522,305	$546,067	$530,319
Other investments – structured transactions.	$364,683	$341,501	$365,600	$341,352

Financial Assets	$881,153	$863,806	$911,667	$871,671

Deposit liabilities	$2,187,375	$2,198,957	$2,208,699	$2,245,961
Notes payable and debt	2,461,397	2,445,982	2,451,417	2,504,386

Financial Liabilities	$4,648,772	$4,644,939	$4,660,116	$4,750,347

Redeemable series C preference ordinary shares	$71,900	$59,677	$182,673	$137,918

          The Company historically participated in structured transactions which include cash loans supporting project finance transactions, providing liquidity facility financing to structured project deals and an investment in a payment obligation with an insurance company. These transactions are carried at amortized cost. The fair value of these investments held by the Company is determined through use of internal models utilizing reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data.

          Deposit liabilities include obligations under structured insurance and reinsurance transactions as well as funding agreements issued. For purposes of fair value disclosures, the Company determines the fair value of the deposit liabilities by assuming a discount rate equal to the appropriate U.S. Treasury rate plus 108.1 basis points and the appropriate U.S. Treasury Rate plus 108.3 basis points at March 31, 2010 and December 31, 2009, respectively, to determine the present value of projected contractual liability payments through final maturity. The discount rate incorporates the Company’s own credit risk into the determination of estimated fair value.

          The fair values of the Company’s notes payable and debt outstanding are determined based on quoted market prices.

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

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information

          Following a streamlining of the Company’s operating segments in the first quarter of 2009, the Company is organized into three operating segments: Insurance, Reinsurance and Life operations. The Company’s general investment and financing operations are reflected in Corporate.

          The Company evaluates the performance for both the Insurance and Reinsurance segments based on underwriting profit and contribution from its Life operations segment. Other items of revenue and expenditure of the Company are not evaluated at the segment level for reporting purposes. In addition, the Company does not allocate investment assets by segment for its Property and Casualty (“P&C”) operations. Investment assets related to the Company’s Life operations and certain structured products included in the Insurance and Reinsurance segments and Corporate are held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from each of these segments.

Quarter ended March 31, 2010: (U.S. dollars in thousands, except ratios) (Unaudited)	Insurance	Reinsurance	Total P&C	Life Operations	Corporate (6)	Total

Gross premiums written	$1,131,890	$790,423	$1,922,313	$112,901	$—	$2,035,214
Net premiums written	901,264	695,261	1,596,525	104,666	—	1,701,191
Net premiums earned	897,011	366,590	1,263,601	104,884	—	1,368,485
Net losses and loss expenses	648,319	243,881	892,200	123,743	—	1,015,943
Acquisition costs	110,142	72,605	182,747	18,390	—	201,137
Operating expenses (1)	153,236	42,028	195,264	3,008	—	198,272

Underwriting profit (loss)	$(14,686)	8,076	(6,610)	(40,257)	—	(46,867)
Net investment income			203,914	80,344	—	284,258
Net results from structured products (2)	5,639	2,476	8,115	—	3,653	11,768
Net fee income and other (3)	(3,786)	319	(3,467)	40	—	(3,427)
Net realized gains (losses) on investments			(28,577)	(4,413)	(3,186)	(36,176)

Contribution from P&C, Life Operations and Corporate			173,375	35,714	467	209,556

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					(20,480)	(20,480)
Net income (loss) from financial, investments and other operating affiliates					19,784	19,784
Exchange (gains) losses					(21,083)	(21,083)
Corporate operating expenses					18,863	18,863
Interest expense (4)					36,900	36,900
Non-controlling interest in net income (loss) of subsidiary					(1)	(1)
Income taxes & other					30,301	30,301

Net income attributable to XL Capital Ltd						$143,880

Ratios—P&C operations: (5)
Loss and loss expense ratio	72.3%	66.5%	70.6%
Underwriting expense ratio	29.3%	31.3%	29.9%

Combined ratio	101.6%	97.8%	100.5%

Notes:

(1)	Operating expenses exclude Corporate operating expenses, shown separately.

(2)

The net results from P&C and Corporate structured products include net investment income, interest expense and operating expenses of $19.7 million , $11.5 million and $0.1 million and $4.3 million, $0.6 million and $0.1 million, respectively.

(3)

Net fee income and other includes operating expenses from the Company’s loss prevention consulting services business and expenses related to the cost of an endorsement facility with National Indemnity Company.

(4)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments and Corporate.

(5)	Ratios are based on net premiums earned from P&C operations.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (Continued)

(6)	Corporate includes institutional investment business with the Company’s remaining funding agreements. These items were included in the Other Financial Lines segment prior to 2009.

Quarter ended March 31, 2009: (U.S. dollars in thousands, except ratios) (Unaudited)	Insurance	Reinsurance	Total P&C	Life Operations	Corporate (6)	Total

Gross premiums written	$1,091,245	$786,983	$1,878,228	$135,112	$—	$2,013,340
Net premiums written	832,168	673,143	1,505,311	121,585	—	1,626,896
Net premiums earned	910,111	411,576	1,321,687	129,834	—	1,451,521
Net losses and loss expenses	615,214	175,069	790,283	157,959	—	948,242
Acquisition costs	105,412	95,724	201,136	17,083	—	218,219
Operating expenses (1)	179,328	47,088	226,416	3,841	—	230,257

Underwriting profit (loss) (7)	$10,157	93,695	103,852	(49,049)	—	54,803
Net investment income			242,166	77,522	—	319,688
Net results from structured products (2)	3,121	8,424	11,545	—	4,645	16,190
Net fee income and other (3)	(1,000)	2,051	1,051	51	—	1,102
Net realized gains (losses) on investments			(162,813)	(74,650)	(14,474)	(251,937)

Contribution from P&C, Life Operations and Corporate			195,801	(46,126)	(9,829)	139,846

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					(1,407)	(1,407)
Net income (loss) from financial, investments and other operating affiliates					(37,221)	(37,221)
Exchange (gains) losses					(24,624)	(24,624)
Corporate operating expenses					26,712	26,712
Interest expense (4)					49,615	49,615
Non-controlling interest in net income (loss) of subsidiary					—	—
Income taxes & other					46,418	46,418

Net income attributable to XL Capital Ltd						$3,097

Ratios—P&C operations: (5)
Loss and loss expense ratio	67.6%	42.5%	59.8%
Underwriting expense ratio	31.3%	34.7%	32.3%

Combined ratio	98.9%	77.2%	92.1%

Notes:

(1)	Operating expenses exclude Corporate operating expenses, shown separately.

(2)

The net results from P&C and Corporate structured products include net investment income, interest expense and operating expenses of $20.3 million, $8.8 million and $nil and $8.0 million, $3.0 million and $0.4 million, respectively.

(3)

Net fee income and other includes operating expenses from the Company’s loss prevention consulting services business and expenses related to the cost of an endorsement facility with National Indemnity Company.

(4)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments and Corporate.

(5)	Ratios are based on net premiums earned from P&C operations.

(6)	Corporate includes institutional investment business with guaranteed investment contracts and funding agreements. These items were included in the Other Financial Lines segment prior to 2009.

(7)	Certain reclassifications have been made to conform to current year presentation.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (Continued)

          The following tables summarize the Company’s net premiums earned by line of business:

Quarter ended March 31, 2010
(U.S. dollars in thousands) (Unaudited)	Insurance	Reinsurance	Life Operations	Total

P&C Operations:
Casualty – professional lines	$337,058	$55,720	$—	$392,778
Casualty – other lines	162,548	64,133	—	226,681
Property catastrophe	116	84,634	—	84,750
Other property	97,539	113,263	—	210,802
Marine, energy, aviation and satellite	140,770	20,190	—	160,960
Other specialty lines (1)	152,508	—	—	152,508
Other (2)	3,946	28,997	—	32,943
Structured indemnity	2,526	(347)	—	2,179

Total P&C Operations	$897,011	366,590	$—	$1,263,601

Life Operations:
Other Life	$—	$—	$73,453	$73,453
Annuity	—	—	31,431	31,431

Total Life Operations	$—	$—	$104,884	$104,884

Total	$897,011	$366,590	$104,884	$1,368,485

Quarter ended March 31, 2009:
(U.S. dollars in thousands) (Unaudited)	Insurance	Reinsurance	Life Operations	Total

P&C Operations:
Casualty – professional lines	$315,616	$61,994	$—	$377,610
Casualty – other lines	154,505	62,783	—	217,288
Property catastrophe	114	70,696	—	70,810
Other property	109,436	142,760	—	252,196
Marine, energy, aviation and satellite	147,648	21,281	—	168,929
Other specialty lines (1)	169,984	—	—	169,984
Other (2)	7,946	52,093	—	60,039
Structured indemnity	4,862	(31)	—	4,831

Total P&C Operations	$910,111	$411,576	$—	$1,321,687

Life Operations:
Other Life	$—	$—	$100,408	$100,408
Annuity	—	—	29,426	29,426

Total Life Operations	$—	$—	$129,834	$129,834

Total	$910,111	$411,576	$129,834	$1,451,521

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, specie, middle markets and excess and surplus lines.

(2)	Other includes credit and surety, whole account contracts and other lines.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments

          The cost (amortized cost for fixed maturities and short-term investments), fair value, gross unrealized gains, gross unrealized (losses), and other-than-temporary impairments (“OTTI”) recorded in accumulated other comprehensive income (“AOCI”) of the Company’s available for sale investments at March 31, 2010 and December 31, 2009 were as follows:

		Included in Accumulated Other Comprehensive Income (“AOCI”)

			Gross Unrealized Losses

March 31, 2010 (U.S. dollars in thousands) (Unaudited)	Cost or Amortized Cost	Gross Unrealized Gains	Related to changes in estimated fair value	OTTI included in other comprehensive income (Loss)(1)	Fair Value

Fixed maturities
U.S. Government and Government-Related/Supported (2)	$2,402,485	$74,562	$(22,734)	$—	$2,454,313
Corporate (3) (4)	10,514,351	319,015	(267,008)	(107,437)	10,458,921
Residential mortgage-backed securities–Agency	5,907,163	125,513	(13,097)	—	6,019,579
Residential mortgage-backed securities–Non-Agency	1,908,056	13,621	(291,284)	(222,041)	1,408,352
Commercial mortgage-backed securities	1,259,234	27,874	(21,063)	(13,786)	1,252,259
Collateralized debt obligations	1,022,982	12,390	(303,101)	(9,273)	722,998
Other asset-backed securities	1,192,116	18,091	(40,234)	(19,319)	1,150,654
U.S. States and political subdivisions of the States	1,143,278	17,746	(16,433)	—	1,144,591
Non-U.S. Sovereign Government, Supranational and Government-Related (2)	3,206,777	78,011	(70,947)	—	3,213,841

Total fixed maturities	$28,556,442	$686,823	$(1,045,901)	$(371,856)	$27,825,508

Total short-term investments	$1,913,664	$22,621	$(11,634)	$—	$1,924,651

Total equity securities	$21,696	$7,567	$(33)	$—	$29,230

(1)	Represents the amount of OTTI losses in AOCI, which from April 1, 2009 was not included in earnings under authoritative accounting guidance.

(2)

U.S. Government and Government-Related/Supported and Non U.S. Sovereign Government, Supranationals and Government-Related includes government-related securities with an amortized cost of $2,216.3 million and fair value of $2,256.2 million and U.S. Agencies with an amortized cost of $1,227.6 million and fair value of $1,275.3 million.

(3)

Included within Corporate are certain medium term notes supported primarily by pools of European credit leveraged by a factor of 0.30 (i.e. $130 of Bonds held for every $100 of note). The notes have a fair value of $587.2 million and an amortized cost of $663.4 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(4)

Included in the table above are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments senior to the common and preferred equities of the financial institutions. These securities have a fair value of $872.2 million and an amortized cost of $993.8 million as at March 31, 2010.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

		Included in Accumulated Other Comprehensive Income (“AOCI”)

			Gross Unrealized Losses

December 31, 2009 (U.S. dollars in thousands) (Unaudited)	Cost or Amortized Cost	Gross Unrealized Gains	Related to changes in estimated fair value	OTTI included in other comprehensive income (Loss)(1)	Fair Value

Fixed maturities
U.S. Government and Government-Related/Supported (2)	$2,619,731	$73,611	$(28,717)	$—	$2,664,625
Corporate (3) (4)	10,121,973	260,451	(472,170)	(111,254)	9,799,000
Residential mortgage-backed securities–Agency	6,169,707	96,715	(37,921)	—	6,228,501
Residential mortgage-backed securities–Non-Agency	2,015,593	13,958	(397,696)	(210,540)	1,421,315
Commercial mortgage-backed securities	1,276,602	8,107	(54,095)	(13,815)	1,216,799
Collateralized debt obligations	1,030,245	9,783	(332,403)	(9,064)	698,561
Other asset-backed securities	1,247,822	13,046	(82,438)	(10,445)	1,167,985
U.S. States and political subdivisions of the States	909,609	18,465	(14,601)	—	913,473
Non-U.S. Sovereign Government, Supranational and Government-Related (2)	3,407,222	60,506	(65,955)	—	3,401,773

Total fixed maturities	$28,798,504	$554,642	$(1,485,996)	$(355,118)	$27,512,032

Total short-term investments	$1,767,197	$16,899	$(6,736)	$—	$1,777,360

Total equity securities	$12,344	$5,793	$(358)	$—	$17,779

(1)	Represents the amount of OTTI losses in AOCI, which from April 1, 2009 was not included in earnings under authoritative accounting guidance.

(2)

U.S. Government and Government-Related/Supported and Non U.S. Sovereign Government, Supranationals and Government-Related includes government-related securities with an amortized cost of $2,325.4 million and fair value of $2,326.6 million and U.S. Agencies with an amortized cost of $1,361.6 million and fair value of $1,395.0 million.

(3)

Included within Corporate are certain medium term notes supported primarily by pools of European credit leveraged by a factor of 0.44 (i.e. $144 of Bonds held for every $100 of note). The notes have a fair value of $587.7 million and an amortized cost of $707.9 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(4)

Included in the table above are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments senior to the common and preferred equities of the financial institutions. These securities have a fair value of $904.3 million and an amortized cost of $1,104.6 million as at December 31, 2009.

          The Company had gross unrealized losses totaling $1.4 billion at March 31, 2010 on its available for sale portfolio, which it considers to be temporarily impaired. Individual security positions comprising this balance have been evaluated by management, based on specified criteria, to determine if these impairments should be considered other than temporary. These criteria include an assessment of the severity of impairment along with management’s assessment as to whether it is likely to sell these securities, among other factors included below.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

          At March 31, 2010 and December 31, 2009, approximately 3.9% and 3.6%, respectively, of the Company’s fixed income investment portfolio excluding operating cash at fair value was invested in securities which were below investment grade or not rated. The increase in below investment grade or not rated securities is primarily due to rating agency action on non-Agency residential mortgage-backed securities. Approximately 35.3% and 30.1% of the gross unrealized losses in the Company’s fixed income securities portfolio at March 31, 2010 and December 31, 2009, respectively, related to securities that were below investment grade or not rated.

          The following is an analysis of how long the available for sale securities at March 31, 2010 had been in a continual unrealized loss position:

	Less than 12 months		Equal to or greater than 12 months

March 31, 2010 (U.S. dollars in thousands) (Unaudited)	Fair Value	Gross Unrealized Losses (1)	Fair Value	Gross Unrealized Losses (1)

Fixed maturities and short-term investments:
U.S. Government and Government Related/Supported	$706,375	$12,131	$87,008	$11,340
Corporate (2) (3)	1,654,986	26,666	2,700,504	352,850
Residential mortgage-backed securities–Agency	1,623,489	11,817	13,920	1,280
Residential mortgage-backed securities–Non-Agency	175,502	52,797	1,119,141	460,528
Commercial mortgage-backed securities	17,837	6,269	275,706	28,580
Collateralized debt obligations	86,649	25,200	617,739	287,174
Other asset-backed securities	82,896	628	485,907	59,516
U.S. States and political subdivisions of the States	570,328	8,092	41,286	8,341
Non-U.S. Sovereign Government, Supranational and Government-Related	601,678	21,347	418,797	54,835

Total fixed maturities and short-term investments	$5,519,740	$164,947	$5,760,008	$1,264,444

Total equity securities	$1,967	$33	$—	$—

(1)	Time of impairment on securities impacted by April 1, 2009 changes to OTTI values is measured from the point at which securities returned to a net unrealized loss position (i.e. from April 1, 2009).

(2)

Included within Corporate are certain medium term notes supported primarily by pools of European credit leveraged by factor of 0.30 (i.e. $130 of Bonds held for every $100 of note). The notes have a fair value of $545.2 million and an amortized cost of $624.3 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(3)

Included in the table above are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments senior to the common and preferred equities of the financial institutions. These securities have a fair value of $872.2 million and an amortized cost of $993.8 million as at March 31, 2010.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

          The following is an analysis of how long each of those available for sale securities at December 31, 2009 had been in a continual unrealized loss position:

	Less than 12 months		Equal to or greater than 12 months

December 31, 2009 (U.S. dollars in thousands) (Unaudited)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Fixed maturities and short-term investments:
U.S. Government and Government-Related/Supported	$792,605	$15,527	$84,105	$13,691
Corporate (1) (2)	1,892,737	55,538	2,900,332	527,963
Residential mortgage-backed securities–Agency	2,948,912	37,592	2,342	329
Residential mortgage-backed securities–Non-Agency	208,914	71,999	1,140,549	536,237
Commercial mortgage-backed securities	231,230	9,347	558,551	58,563
Collateralized debt obligations	127,171	36,144	563,340	306,058
Other asset-backed securities	273,034	4,555	553,286	88,677
U.S. States and political subdivisions of the States	326,392	5,586	55,278	9,015
Non-U.S. Sovereign Government, Supranational and Government-Related	944,204	17,499	514,058	53,530

Total fixed maturities and short-term investments	$7,745,199	$253,787	$6,371,841	$1,594,063

Total equity securities	$1,660	$358	$—	$—

(1)	Time of impairment on securities impacted by April 1, 2009 changes to OTTI values is measured from the point at which securities returned to a net unrealized loss position (i.e. from April 1, 2009).

(2)

Included within Corporate are certain medium term notes supported primarily by pools of European credit leveraged by factor of 0.44 (i.e. $144 of Bonds held for every $100 of note). The notes have a fair value of $587.7 million and an amortized cost of $707.9 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

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

	March 31, 2010 (1)		December 31, 2009 (1)

(U.S. dollars in thousands) (Unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due after 1 through 5 years	$8,143,231	$8,258,981	$7,969,186	$8,010,078
Due after 5 through 10 years	4,092,478	4,175,102	3,936,489	3,962,993
Due after 10 years	5,031,182	4,837,583	5,152,860	4,805,800

	17,266,891	17,271,666	17,058,535	16,778,871
Residential mortgage-backed securities–Agency	5,907,163	6,019,579	6,169,707	6,228,501
Residential mortgage-backed securities–Non-Agency	1,908,056	1,408,352	2,015,593	1,421,315
Commercial mortgage-backed securities	1,259,234	1,252,259	1,276,602	1,216,799
Collateralized debt obligations	1,022,982	722,998	1,030,245	698,561
Other asset-backed securities	1,192,116	1,150,654	1,247,822	1,167,985

Total mortgage and asset-backed securities	11,289,551	10,553,842	11,739,969	10,733,161

Total	$28,556,442	$27,825,508	$28,798,504	$27,512,032

(1)

Included in the table above are $872.2 million and $904.3 million in Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments senior to the common and preferred equities of the financial institutions, at fair value as at March 31, 2010 and December 31, 2009, respectively. These securities have been distributed in the table based on their call date and have net unrealized losses of $145.5 million and $225.2 million as at March 31, 2010 and December 31, 2009, respectively.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

          Factors considered in determining that the remaining gross unrealized loss is not other-than-temporarily impaired include management’s consideration of current and near term liquidity needs and other available sources, an evaluation of the factors and time necessary for recovery, and the results of on-going retrospective reviews of security sales and the basis for such sales.

          Gross unrealized losses of $1.4 billion on available for sale assets at March 31, 2010 can be attributed to the following significant drivers:

▪

gross unrealized losses of $272.5 million related to the Company’s Life operations investment portfolio, which had a fair value of $6.3 billion as at March 31, 2010. Of this, $168.2 million of gross unrealized losses related to $1.7 billion of exposures to corporate financial institutions including $113.4 million of losses on $698.9 million of Tier One and Upper Tier Two securities. At March 31, 2010, this portfolio had an average interest rate duration of 8.7 years, primarily denominated in U.K. Sterling and Euros. As a result of the long duration, significant gross losses have arisen as the fair values of these securities are more sensitive to prevailing government interest rates and credit spreads. This portfolio is matched to corresponding long duration liabilities. A hypothetical parallel increase in interest rates and credit spreads of 50 and 25 basis points, respectively, would increase the unrealized losses related to this portfolio at March 31, 2010 by approximately $264.2 million and $112.9 million, respectively on both the available for sale and held to maturity portfolios. Given the long term nature of this portfolio, and the level of credit spreads as at March 31, 2010 relative to historical averages within the U.K. and Euro-zone as well as the Company’s liquidity needs at March 31, 2010, the Company believes that these assets will continue to be held until such time as they mature, or credit spreads revert to levels more consistent with historical averages.

▪

gross unrealized losses of $177.7 million related to the corporate holdings within the Company’s non-life fixed income portfolios, which had a fair value of $7.7 billion as at March 31, 2010. During the quarter ended March 31, 2010, as a result of declining credit spreads, the gross unrealized losses on these holdings has declined. The Company continues to believe that the gross unrealized losses are a reflection of a premium being charged by the market for credit, rather than fundamental deterioration in the debt service capabilities of the issuers.

Of the gross unrealized losses noted above $75.1 million relate to medium term notes primarily supported by pools of investment grade European credit with varying degrees of leverage. These had a fair value of $562.5 million at March 31, 2010. Management believes that expected cash flows over the expected holding period from these bonds are sufficient to support the remaining reported amortized cost.

▪

gross unrealized losses of $491.0 million related to non-Agency residential mortgage backed securities (“RMBS”) portfolio (which consists of the Company’s holdings of sub-prime non-agency securities, second liens, ABS CDOs with sub-prime collateral, Alt-A mortgage exposures and Prime RMBS), which had a fair value of $1,219.9 million as at March 31, 2010. The Company undertook a security level review in conjunction with its investment manager service providers of these securities and recognized charges to the extent it believed the discounted cash flow value (to fair value in certain cases) of any security was below its amortized cost. The Company has recognized realized losses, consisting of charges for OTTI and realized losses from sales, of approximately $1.2 billion since the beginning of 2007 and through March 31, 2010 on these asset classes.

The Company purchased a number of these assets to support the previously written guaranteed investment contract (“GIC”) and funding agreement contracts and has reduced its exposure to this asset class as part of its strategic portfolio realignment. The Company believes that, based on market conditions and liquidity needs at March 31, 2010, this reduction will be realized through natural cash flows of the portfolio, and limited selective sales, rather than selling these assets into markets which continue to not be reflective of the intrinsic value of these assets. The weighted average life of the sub-prime and Alt-A residential holdings within this portfolio at March 31, 2010 were 4.4 years and 4.2 years, respectively. The Company, based on current market conditions and liquidity needs as well as its assessment of the holdings, believes it will continue to hold these securities until either maturity, or a return of liquidity and valuations more reflective of intrinsic value of these holdings.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

▪

gross unrealized losses of $308.3 million related to the non-Life portfolio of Core CDO holdings (defined by the Company as investments in non-subprime collateralized debt obligations), which consists primarily of CDOs and had a fair value of $725.1 million as of March 31, 2010. The Company undertook a security level review in conjunction with its investment manager service providers of these securities and recognized charges to the extent it believed the discounted cash flow value of the security was below the amortized cost. The Company believes that the level of impairment is primarily a function of historically wide spreads in the CDO market during the period, driven by the level of illiquidity in this market. The Company purchased a number of these assets to support the previously written GIC and funding agreement contracts and has announced its intention to reduce its exposure to this asset class over time as a part of its strategic portfolio realignment. The Company, based on current market conditions and liquidity needs as well as its assessment of the holdings, believes it is likely that the Company will continue to hold these securities until either maturity or a recovery of value, following which the Company intends to reduce its exposure to this asset class.

          Management, in its assessment of whether securities in a gross unrealized loss position are temporarily impaired, considers the significance of the impairments. The Company had structured credit securities with gross unrealized losses of $274.3 million, with a fair value of $134.9 million, which at March 31, 2010 were impaired by greater than 50% of amortized costs. All of these are asset-backed securities. Of these gross unrealized losses, $76.5 million are rated investment grade. The Company has evaluated each of these securities in conjunction with its investment manager service providers and believes it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost. These securities include gross unrealized losses of $169.3 million on Topical assets, $75.9 million on Core CDOs, $0.8 million on prime RMBS and $11.3 million on commercial mortgage backed securities (“CMBS”) holdings.

          Included in the gross unrealized losses associated with the Company’s corporate portfolio as of March 31, 2010 are gross unrealized losses of $7.2 million related to Tier One and Upper Tier Two securities that have been rated below investment grade by at least one major rating agency. Of this total, none have gross unrealized losses representing greater than 50% of amortized cost. The Company has completed its review of this portfolio and believes, at this time, that these impairments remain temporary in nature. The primary basis for this conclusion was the analysis of the fundamentals of these securities using a debt-based impairment model, which indicated that these securities continue to meet their obligations, and the issuer has the ability to call these obligations at their call date. In addition, as these securities are below investment grade, the Company considered these securities using an equity-impairment model. Factors that were considered and supported that these impairments were temporary included that the vast majority of these securities had been rated below investment grade beginning in first quarter of 2009, in certain cases alternative ratings were available that indicated these securities remained investment grade, or the securities were only slightly below investment grade. At March 31, 2010, the Company believes that it is likely that the fair values of these securities will ultimately increase to equal the cost basis over a reasonable period of time. However, there is a high degree of judgment in reaching this conclusion, including an assessment of how various governments will treat these securities in the event of governmental intervention in these institutions’ operations or management’s decision to defer calls or coupons. Management will closely monitor the developments related to these securities.

          The Company recorded net impairment charges of $40.2 million for the quarter ended March 31, 2010. The significant assumptions and inputs associated with these securities consist of:

▪

For structured credit securities, the Company recorded net impairments of $28.9 million for the quarter ended March 31, 2010. The Company determined that the likely recovery on these securities was below the amortized cost, and accordingly impaired the securities to the discounted value of the cash flows of these securities.

▪

For corporate securities, excluding medium term notes backed primarily by investment grade European credit, the Company recorded net impairments totaling $0.2 million for the quarter ended March 31, 2010. The impairment charges consisted of below investment grade securities and below investment grade hybrids, with respect to which the Company considered impairment factors consistent with an equity impairment model, along with a debt impairment model, and accordingly recorded impairment charges to fair value, or determined that the securities in an unrealized loss position would be sold.

In addition the Company recorded impairments totaling $5.3 million for the quarter ended March 31, 2010 in relation to medium term notes backed primarily by investment grade European credit. Management has concluded that, following recent credit spread movements since 2009, future yields within the supporting collateral were not sufficient to support the previously reported amortized cost.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

▪	For non-equity accounted alternative funds, the Company recorded impairments of $5.8 million for the quarter ended March 31, 2010 because the fund was impaired by more than 50% of amortized cost.

          As discussed in Note 2, a portion of certain OTTI losses on fixed income securities and short-term investments is recognized in “Other comprehensive income (loss)” (“OCI”). Under final authoritative accounting guidance effective April 1, 2009, other than in a situation in which the Company has the intent to sell a security or more likely than not will be required to sell a security, the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors (i.e., interest rates, market conditions, etc.) is recorded as a component of OCI. The net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following table sets forth the amount of credit loss impairments on fixed income securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Quarter Ended March 31, 2010 (U.S. dollars in thousands) (Unaudited)	OTTI related to Credit Losses recognized in earnings

Balance, January 1, 2010	$537,121
Credit loss impairment recognized in the current period on securities not previously impaired	10,074
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(15,975)
Credit loss impairments previously recognized on securities impaired to fair value during the period	—
Additional credit loss impairments recognized in the current period on securities previously impaired	27,627
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(7,099)

Balance, March 31, 2010	$551,748

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

          The following represents an analysis of net realized gains (losses) on investments:

(U.S. dollars in thousands) (Unaudited)	Three Months Ended March 31, 2010 (Unaudited)

Gross realized gains	$34,173
Gross realized losses	(70,349)

Net realized (losses) on investments	$(36,176)

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

     Transfer of Available for Sale Securities to Held to Maturity

          In November 2009, the Company formalized its intention to hold certain fixed income securities to maturity. Consistent with this intention, the Company has reclassified these securities from available for sale to held to maturity in the consolidated financial statements. As a result of this classification, these fixed income securities are reflected in the held to maturity portfolio and recorded at amortized cost in the consolidated balance sheet and not fair value. The held to maturity portfolio is comprised of long duration non-U.S. sovereign government and government-related securities which are primarily Euro denominated. The Company believes this held to maturity strategy is achievable due to the relatively stable and predictable cash flows of the Company’s long-term liabilities within its Life operations along with its ability to substitute other assets at a future date in the event that liquidity was required due to changes in expected cash flows or other transactions entered into related to the long-term liabilities supported by the held to maturity portfolio. The unrealized appreciation at the date of the transfer continues to be reported as a separate component of shareholders’ equity and is being amortized over the remaining lives of the securities as an adjustment to yield in a manner consistent with the amortization of any premium or discount. The unrealized U.S. dollar equivalent appreciation on the date of transfer was $51.2 million and $46.6 million of this balance remains unamortized at March 31, 2010.

     Fixed Maturities–Held to Maturity

          The fair values and amortized cost of held to maturity fixed maturities at March 31, 2010 and December 31, 2009 were:

March 31, 2010 (U.S. dollars in thousands) (Unaudited)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturities
Non-U.S. Sovereign Government, Supranational and Government-Related	$516,470	$8,455	$(2,620)	$522,305

Total fixed maturities held to maturity	$516,470	$8,455	$(2,620)	$522,305

December 31, 2009 (U.S. dollars in thousands) (Unaudited)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturities
Non-U.S. Sovereign Government, Supranational and Government-Related	$546,067	$—	$(15,748)	$530,319

Total fixed maturities held to maturity	$546,067	$—	$(15,748)	$530,319

          The Company had gross unrealized losses totaling $2.6 million and $15.7 million at March 31, 2010 and December 31, 2009, respectively, which it considers to be temporarily impaired. The Company’s held to maturity portfolio consists entirely of Non-U.S. sovereign holdings and all held to maturity fixed maturity securities have a maturity distribution of due after 10 years at each of March 31, 2010 and December 31, 2009.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Derivative Instruments

          The Company enters into derivative instruments for both risk management and investment purposes. The Company is exposed to potential loss from various market risks, and manages its market risks based on guidelines established by management. The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value with the changes in fair value of derivatives shown in the consolidated statement of income as “net realized and unrealized gains and losses on derivative instruments” unless the derivatives are designated as hedging instruments. The accounting for derivatives that are designated as hedging instruments is described in Item 8, Note 2(h) to the Consolidated Financial Statements, “Significant Accounting Policies – Derivative Instruments”, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

          The following table summarizes information on the location and gross amounts of derivative fair values contained in the consolidated balance sheet as at March 31, 2010 and December 31, 2009:

	March 31, 2010				December 31, 2009

(U.S. dollars in thousands) (Unaudited)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)

Derivatives designated as hedging instruments:
Interest rate contracts (2)	$2,162,724	$254,098	$95,648	$(8,543)	$2,169,642	$238,639	$95,948	$(8,225)
Foreign exchange contracts	560,450	27,822	—	—	596,072	7,526	—	—

Total derivatives designated as hedging instruments	$2,723,174	$281,920	$95,648	$(8,543)	$2,765,714	$246,165	$95,948	$(8,225)

Derivatives not designated as hedging instruments:
Investment Related Derivatives:
Interest rate exposure	$1,962,336	$572	$1,800	$(4)	$111,875	$1,248	$1,800	$(6)
Foreign exchange exposure	482,598	23,238	300,064	(12,653)	545,319	9,070	314,361	(8,226)
Credit exposure	219,650	8,748	342,000	(3,914)	214,650	13,244	741,388	(18,198)
Financial market exposure	300,310	1,617	—	—	306,464	1,983	—	—
Financial Operations Derivatives: (3)
Credit exposure	—	—	265,511	(22,386)	—	—	271,704	(18,386)
Other Non-Investment Derivatives:
Contingent capital facility	350,000	—	—	—	350,000	—	—	—
Guaranteed minimum income benefit contract	—	—	87,098	(21,296)	—	—	86,250	(22,909)
Modified coinsurance funds withheld contract	—	—	68,746	(285)	—	—	71,695	(266)
Foreign exchange exposure	—	—	—	—	—	—	—	—

Total derivatives not designated as hedging instruments	$3,314,894	$34,175	$1,065,219	$(60,538)	$1,528,308	$25,545	$1,487,198	$(67,991)

(1)	Derivative instruments in an asset or liability position are included within Other Assets or Other Liabilities, respectively, in the Balance Sheet.

(2)

At March 31, 2010 and December 31, 2009, the Company held net cash collateral related to these derivative assets of $195.3 million and $169.1 million. The collateral balance is included within cash and cash equivalents and the corresponding liability to return the collateral has been offset against the derivative asset within the balance sheet as appropriate under the netting agreement.

(3)	Financial operations derivatives represent interests in variable interest entities as described in Note 10, “Variable Interest Entities.”

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

          At March 31, 2010, a portion of the Company’s liabilities are hedged against changes in the applicable designated benchmark interest rate. Interest rate swaps are also used to hedge the changes in fair value of certain fixed rate liabilities and fixed income securities due to changes in the designated benchmark interest rate. In addition, the Company utilizes foreign exchange contracts to hedge the fair value of certain fixed income securities as well as to hedge certain net investments in foreign operations.

          The following table provides the total impact on earnings relating to derivative instruments formally designated as fair value hedges along with the impacts of the related hedged items for the three month periods ended March 31, 2010 and 2009:

At March 31, 2010 (U.S. dollars in thousands) (Unaudited)		Hedged Items – Amount of Gain/(Loss) Recognized in Income Attributable to Risk

Derivatives Designated as Fair Value Hedges:	Gain/(Loss) Recognized in Income on Derivative	Deposit Liabilities	Fixed Maturity Investments	Notes Payable and Debt	Ineffective Portion of Hedging Relationship – Gain/ (Loss)

Interest rate exposure	$11,820		$
Foreign exchange exposure	35,244

Total	$47,064	(824)	(34,666)	(15,415)	(3,841)

At March 31, 2009 (U.S. dollars in thousands) (Unaudited)		Hedged Items – Amount of Gain/(Loss) Recognized in Income Attributable to Risk

Derivatives Designated as Fair Value Hedges:	Gain/(Loss) Recognized in Income on Derivative	Deposit Liabilities	Fixed Maturity Investments	Notes Payable and Debt	Ineffective Portion of Hedging Relationship – Gain/ (Loss)

Interest rate exposure	$(62,639)		$
Foreign exchange exposure	—

Total	$(62,639)	64,804	(854)	—	1,311

          The gains (losses) recorded on both the derivatives instruments and specific items designated as being hedged as part of the fair value hedging relationships outlined above are recorded through net realized and unrealized gains (losses) on derivative instruments in the income statement along with any associated ineffectiveness in the relationships. In addition, the periodic coupon settlements relating to the interest rate swaps are recorded as adjustments to net investment income for the hedges of fixed maturity investments and as adjustments to interest expense for the hedges of deposit liabilities and notes payable and debt. These coupon settlements resulted in increases to net investment income of $3.8 million and $2.5 million at March 31, 2010 and March 31, 2009, respectively. The coupon settlements also resulted in a decrease in interest expense of $9.2 million and $6.2 million at March 31, 2010 and March 31, 2009, respectively.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Derivative Instruments (Continued)

          (b) Derivative Instruments Designated as Cash Flow Hedges

          During March 2007, the Company entered into an interest rate swap agreement in connection with the issuance of the 2027 Senior Notes, as described in Item 8, Note 16 to the Consolidated Financial Statements, “Notes Payable and Debt and Financing Arrangements,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. This transaction, which met the requirements of accounting guidance applicable to a cash flow hedge of a forecasted transaction, was entered into to mitigate the interest rate risk associated with the subsequent issuance of the 2027 Senior Notes. The gain on the settlement of the swap transaction on May 2, 2007 of $3.8 million was credited to AOCI and is being amortized to interest expense over the 20-year term of the related debt. In addition, the Company entered into a treasury rate guarantee agreement in anticipation of the issuance of $300.0 million of 5.25% Senior Notes due September 15, 2014 during 2004. The loss on the settlement of the treasury rate guarantee transaction on August 18, 2004 of $6.3 million was charged to AOCI and is being amortized to interest expense over the 10-year term of the related debt. The impact on earnings relating to these derivative instruments formally designated as cash flow hedges for each of the quarters ended March 31, 2010 and 2009 were increases to interest expense of $0.1 million.

          (c) Derivative Instruments Designated as Hedges of the Net Investment in a Foreign Operation

          The Company utilizes foreign exchange contracts to hedge the fair value of certain net investments in foreign operations. During the three months ended March 31, 2010, the Company entered into foreign exchange contracts that were formally designated as hedges of the investment in foreign subsidiaries with functional currencies of U.K. Sterling and the Euro. The U.S. Dollar equivalent of foreign denominated net assets of $372.7 million was hedged which resulted in a derivative gain of $22.6 million being recorded in the cumulative translation adjustment account within AOCI. There was no ineffectiveness resulting from these transactions. The Company did not have any hedge of net investments in foreign operations in place during the quarter ended March 31, 2009.

          (d) Derivative Instruments Not Formally Designated As Hedging Instruments

          The following table provides the total impact on earnings relating to derivative instruments not formally designated as hedging instruments under authoritative accounting guidance. The impacts are all recorded through Net realized and unrealized gains (losses) on derivatives in the income statement.

(U.S. dollars in thousands) (Unaudited)	Amount of Gain (Loss) Recognized in Income on Derivative

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Derivatives not designated as hedging instruments:
Investment Related Derivatives:
Interest rate exposure	$1,997	$873
Foreign exchange exposure	(13,437)	(6,416)
Credit exposure	(1,271)	1,036
Financial market exposure	511	1,960
Financial Operations Derivatives:
Credit exposure	(4,002)	5,585
Other Non-Investment Derivatives:
Contingent capital facility	(2,030)	(2,030)
Guaranteed minimum income benefit contract	1,613	(3,963)
Modified coinsurance funds withheld contract	(20)	237

Total derivatives not designated as hedging instruments	(16,639)	(2,718)
Amount of gain (loss) recognized in income from ineffective portion of fair value hedges	(3,841)	1,311

Net realized and unrealized gains (losses) on derivative instruments	$(20,480)	$(1,407)

          The Company’s objectives in using these derivatives are explained in sections (d) and (e) of this note below.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Derivative Instruments (Continued)

          d)(i) Investment Related Derivatives

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

          Investment Related Derivatives – Financial Market Exposure

          Stock index futures may be purchased within the Company’s investment portfolio in order to create synthetic equity exposure and to add value to the portfolio with overlay strategies where market inefficiencies are believed to exist. The Company previously wrote a number of resettable strike swaps contracts relating to an absolute return index and diversified baskets of funds. Finally, from time to time, the Company may enter into other financial market exposure derivative contracts on various indices including, but not limited to, inflation and commodity contracts.

          (d)(ii) Financial Operations Derivatives – Credit Exposure

          The Company held credit derivative exposures through a limited number of contracts written as part of the Company’s previous financial lines businesses, and through the Company’s prior reinsurance agreements with Syncora, as described below. Following the secondary sale of Syncora common shares, the Company retained some credit derivative exposures written by Syncora and certain of its subsidiaries through reinsurance agreements that had certain derivatives exposures embedded within them. The change in value of the derivative portion of the financial guarantee reinsurance agreements the Company had with Syncora was included in “Net (loss) income from operating affiliates.” Following the closing of the Master Agreement during August 2008, as described in Item 8, Note 4 to the Consolidated Financial Statements, “Syncora Holdings Ltd.,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which terminated certain reinsurance and other agreements, these credit derivative exposures were eliminated by virtue of the commutation of the relevant reinsurance agreements.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Derivative Instruments (Continued)

          (d)(ii) Financial Operations Derivatives – Credit Exposure (Continued)

          As of March 31, 2010 and December 31, 2009 the remaining credit derivative exposures outside of the Company’s investment portfolio consisted of 2 contracts written by the Company that provide credit protection on senior tranches of structured finance transactions with total insured contractual payments outstanding of $265.5 million ($240.9 million principal and $24.6 million interest), and $271.7 million ($244.9 million principal and $26.8 million interest), weighted average contractual term to maturity of 5.7 years and 6.0 years, a total liability recorded of $22.4 million and $18.4 million, respectively, and underlying obligations with an average rating of A at March 31, 2010 and December 31, 2009. As of March 31, 2010, there were no reported events of default on the underlying obligations. Credit derivatives are recorded at fair values, which are determined using either models developed by the Company or third party prices and are dependent upon a number of factors, including changes in interest rates, future default rates, credit spreads, changes in credit quality, future expected recovery rates and other market factors. The change resulting from movements in credit and credit quality spreads is unrealized as the credit derivatives are not traded to realize this resultant value.

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

           (e) Contingent Credit Features

          Certain derivatives agreements entered into by the Company or its subsidiaries contain rating downgrade provisions that permit early termination of the agreement by the counterparty if collateral is not posted following failure to maintain certain credit ratings from one or more of the principal credit rating agencies. If the Company were required to early terminate such agreements due to rating downgrade, it could potentially be in a net liability position at time of settlement. The aggregate fair value of all derivatives agreements containing such rating downgrade provisions that were in a liability position on March 31, 2010 and December 31, 2009 was $27.5 million and $30.8 million, respectively. The Company has not been required to post collateral under any of these agreements as of March 31, 2010.

7. Share Capital

          (a) Authorized and Issued

          As described in further detail within Item 8, Note 21 to the Consolidated Financial Statements, “Share Capital,” in the Company’s Annual Report of Form 10-K for the year ended December 31, 2009, on February 15, 2009 following the maturity of the purchase contracts associated with the 7.0% equity security units, the Company issued 11,461,080 shares for net proceeds of approximately $745.0 million, which was used to retire the senior notes previously due February 2011, which had a fixed coupon of 5.25%.

          (b) Redeemable Series C Preference Ordinary Shares

          On February 12, 2010, the Company repurchased a portion of its outstanding Series C Preference Ordinary Shares which resulted in approximately 4.4 million Series C Preference Ordinary Shares with a liquidation value of $110.8 million being purchased by the Company for approximately $94.2 million. As a result, a book value gain of approximately $16.6 million was recorded in the first quarter of 2010 to common shareholders.

          On March 26, 2009, the Company completed a cash tender offer for a portion of its outstanding Series C Preference Ordinary Shares that resulted in approximately 12.7 million Series C Preference Ordinary Shares with a liquidation value of $317.3 million being purchased by the Company for approximately $104.7 million plus accrued and unpaid dividends, combined with professional fees totaling $0.8 million. As a result, a book value gain of approximately $211.8 million was recorded in the first quarter of 2009 to common shareholders.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Share Capital (Continued)

          (c) Stock Plans

          The Company’s Performance Incentive Programs provide for grants of stock options, restricted stock, restricted stock units and performance units and stock appreciation rights. Share based compensation granted by the Company generally contains a vesting period of three or four years and certain awards will also contain performance conditions. The Company records compensation expense related to each award over its vesting period incorporating the best estimate of the expected outcome of performance conditions where applicable. Compensation expense is generally recorded on a straight line basis over the vesting period of an award. See Item 8, Note 21 to the Consolidated Financial Statements, “Share Capital,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for further information on the company’s Performance Incentive Programs and associated accounting.

          On February 28, 2010, the Company granted approximately 0.9 million stock options with a weighted-average grant date fair value of $9.32 per option. The fair value of the options issued was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

Dividend yield	3.25%
Risk free interest rate	2.73%
Volatility	72.5%
Expected lives	6.0	years

          On February 28, 2010, the Company granted approximately 1.1 million restricted stock units to officers of the Company and its subsidiaries with an aggregate grant date fair value of approximately $20.2 million. Each restricted stock unit represents the Company’s obligation to deliver to the holder one Class A Ordinary Share upon satisfaction of the three year vesting term. Restricted stock units are granted at the closing market price on the day of grant and entitle the holder to receive dividends declared and paid in the form of additional Class A Ordinary Shares contingent upon vesting.

          On February 28, 2010, the Company granted approximately 1.5 million performance units (representing a potential maximum share payout of approximately 3.1 million Class A Ordinary Shares) to certain employees with an aggregate grant date fair value of approximately $26.3 million. The performance units vest after three years and entitle the holder to shares of the Company’s stock. There are no dividend rights associated with the performance units. Each grant of performance units has a target number of shares, with final payouts ranging from 0% to 200% of the grant amount depending upon a combination of corporate and business segment performance along with each employee’s continued service through the vest date. Performance targets are based on relative and absolute financial performance metrics.

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

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Related Party Transactions

          At March 31, 2010 and December 31, 2009, the Company owned non-controlling stakes in eight and nine independent investment management companies (“Investment Manager Affiliates”) totaling $162.0 million and $210.7 million, respectively. The Company sought to develop relationships with specialty investment management organizations, generally acquiring an equity interest in the business. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates and through these funds and partnerships pay management and performance fees to the Company’s Investment Manager Affiliates.

          In the normal course of business, the Company enters into certain quota share reinsurance contracts with a subsidiary of one of its other strategic affiliates, ARX Holding Corporation. During the quarter ended March 31, 2010, these contracts resulted in reported net premiums of $31.1 million, net paid claims of $13.5 million and reported acquisition costs of $14.3 million. During the same period in 2009, these contracts resulted in reported net premiums of $10.3 million, net paid claims of $8.1 million and reported acquisition costs of $5.8 million. Management believes that these transactions are conducted at market rates consistent with negotiated arms-length contracts.

          In the normal course of business, the Company enters into cost sharing and service level agreement transactions with certain other strategic affiliates, which management believes to be conducted consistent with arms-length rates. Such transactions, individually and in the aggregate, are not material to the Company’s financial condition, results of operations and cash flows.

10. Variable Interest Entities

          At times, the Company has utilized variable interest entities both indirectly and directly in the ordinary course of the Company’s business.

          The Company invests in CDOs, and other structured investment vehicles that are issued through variable interest entities as part of the Company’s investment portfolio. The activities of these variable interest entities are generally limited to holding the underlying collateral used to service investments therein. Management has evaluated the nature of the Company’s involvement in such entities and has concluded that the Company is not the primary beneficiary of these variable interest entities as contemplated in current authoritative accounting guidance. The Company’s involvement in these entities is passive in nature and management was not involved in either the establishment or arrangement of these entities. Management does not believe that the Company has the power to direct activities, such as asset selection and collateral management, which most significantly impact the entity’s economic performance. The Company’s financial results are impacted by the changes in fair value of the variable interest entities consistent with the accounting policies applied to invested assets. For further details on the nature of the Company’s investment portfolio, in particular mortgage and asset backed securities which typically represent interests in variable interest entities, see Item 8, Note 9 to the Consolidated Financial Statements, “Investments,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

          The Company has utilized variable interest entities in certain instances as a means of accessing contingent capital. The Company has utilized unconsolidated entities in the formation of contingent capital facilities. The Company’s interest in Stoneheath Re (“Stoneheath”) represents an interest in a variable interest entity under current authoritative accounting guidance; however, the Company is not the primary beneficiary as contemplated in that guidance. The Company’s interest in such entities is as a contributor of variability and not an absorber of losses and, as such, the Company would not be considered the primary beneficiary. Given that there are no contractual requirements or intentions to enter into additional variable interests in this entity, management considers the likelihood of consolidating Stoneheath in the future to be remote. For further details regarding Stoneheath, see Item 8, Note 18 to the Consolidated Financial Statements, “Off-Balance Sheet Arrangements,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

          The Company has a limited number of remaining outstanding credit enhancement exposures including written financial guarantee and credit default swap contracts. The obligations related to these transactions are often securitized through variable interest entities. The Company is not the primary beneficiary of these variable interest entities as contemplated in current authoritative accounting guidance on the basis that management does not believe that the Company has the power to direct the activities, such as asset selection and collateral management, which most significantly impact each entity’s economic performance. For further details on the nature of the obligations and the size of the Company’s maximum exposure see Item 8, Note 2(r), “Recent Accounting Pronouncements,” and Note 17, “Derivative Instruments,” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

          The credit exposures represent the most significant risks associated with the Company’s involvement with variable interest entities and there have been no significant changes in the nature of the Company’s involvement with variable interest entities during the three months ended March 31, 2010.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent

(U.S. dollars and shares in thousands, except per share amounts) (Unaudited)	(Unaudited) Three Months Ended March 31,

	2010	2009

Basic earnings per ordinary share:
Net income	$143,880	$3,097
Less: preference share dividends	(32,500)	(36,534)
Add: gain on redemption of Series C Preference Ordinary Shares	16,616	211,816

Net income available to ordinary shareholders	$127,996	$178,379

Weighted average ordinary shares outstanding	342,148	336,217
Basic earnings per ordinary share	$0.37	$0.53

Diluted earnings per ordinary share:
Net income	$143,880	$3,097
Less: preference share dividends	(32,500)	(36,534)
Add: gain on redemption of Series C Preference Ordinary Shares	16,616	211,816

Net income available to ordinary shareholders	$127,996	$178,379

Weighted average ordinary shares outstanding – basic	342,148	336,217
Impact of share based compensation and certain conversion features	612	1

Weighted average ordinary shares outstanding – diluted	342,760	336,218

Diluted earnings per ordinary share	$0.37	$0.53

Dividends per ordinary share	$0.10	$0.10

12. Commitments and Contingencies

          Financial and Other Guarantee Exposures

          As part of the Company’s legacy financial guarantee business, which was put into run off in 2008, the Company’s outstanding financial guarantee contracts as of March 31, 2010 included the reinsurance of 41 financial guarantee contracts with total insured contractual payments outstanding of $674.7 million ($544.3 million of principal and $130.4 million of interest) and having a remaining weighted-average contract period of 11.3 years. The total gross claim liability and unearned premiums recorded at March 31, 2010 were $14.5 million and $1.0 million, respectively. Of the contractual exposure existing at March 31, 2010, the Company has reinsured $373.9 million with subsidiaries of Syncora Holdings Ltd (“Syncora”), however, as of March 31, 2010 there are no gross claim liabilities or recoverables recorded relating to this exposure. Of the 41 contracts noted above, 3 contracts with total insured contractual payments outstanding of $15.7 million had experienced an event of default and were considered by the Company to be non-performing at March 31, 2010, while the remaining 38 contracts were considered to be performing at such date. As of December 31, 2009, the Company’s outstanding financial guarantee contracts that were subject to the new accounting guidance included the reinsurance of 41 financial guarantee contracts with total insured contractual payments outstanding of $713.6 million ($568.2 million of principal and $145.4 million of interest) and having a remaining weighted-average contract period of 11.5 years. The total gross claim liability and unearned premiums recorded at December 31, 2009 were $14.5 million and $1.5 million, respectively. Of the contractual exposure existing at December 31, 2009, the Company had reinsured $401.9 million with subsidiaries of Syncora however as at December 31, 2009 no reinsurance balances recoverable from Syncora had been recorded. Of the 41 contracts noted above, 3 contracts with total insured contractual payments outstanding of $16.1 million had experienced an event of default and were considered by the Company to be non-performing at December 31, 2009, while the remaining 38 contracts were considered to be performing at such date. Surveillance procedures to track and monitor credit deteriorations in the insured financial obligations are performed by the primary obligors for each transaction on the Company’s behalf. Information regarding the performance status and updated exposure values is provided to the Company on a quarterly basis and evaluated by management in recording claims reserves.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

          The Company continues to be subject to guarantees provided in respect of financial guaranty policies issued by subsidiaries of Syncora to the European Investment Bank (the “EIB Policies”), subject to certain limitations, which have been accounted for under Accounting Standards Codification (“ASC”) section 460-10, Guarantees (previously FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”) These guarantees were provided for the benefit of EIB Policies relating to project finance transactions comprised of transportation, school and hospital projects with an average rating of BBB, written between 2001 and 2006 with anticipated maturities ranging between 2027 and 2038. As at March 31, 2010, the Company’s exposures relating to the EIB Policies was approximately $869.3 million, as compared to $920.4 million at December 31, 2009, decreasing mainly due to the strengthening of the U.S. dollar against the currencies of the underlying obligations. As of March 31, 2010, there have been no reported events of default on the underlying obligations. Accordingly, no reserves have been recorded.

13. Taxation

          During the first quarter of 2010, the Company revised its capital strategy such that it is no longer able to positively assert that all earnings arising within the United States will be permanently reinvested in that jurisdiction. As a result, the effective tax rate for the quarter includes a provision for withholding tax on certain earnings arising in the United States. The impact of this change on the estimated effective rate for the quarter is an increase of approximately 0.5%.

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

          This discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements and notes thereto, presented under Item 7 and Item 8, respectively, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

           Executive Overview

          See “Executive Overview” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

          Results of Operations and Key Financial Measures

          The following table presents an analysis of the Company’s net income available to ordinary shareholders and other financial measures (described below) for the three months ended March 31, 2010 and 2009:

	(Unaudited) Three Months Ended March 31,

(U.S. dollars and shares in thousands, except per share amounts)	2010	2009

Net income available to ordinary shareholders	$127,996	$178,379
Earnings per ordinary share – basic	$0.37	$0.53
Earnings per ordinary share – diluted	$0.37	$0.53
Weighted average number of ordinary shares and ordinary share equivalents – basic	342,148	336,217
Weighted average number of ordinary shares and ordinary share equivalents – diluted	342,760	336,218

          The following are some of the financial measures management considers important in evaluating the Company’s operating performance:

	(Unaudited) Three Months Ended March 31,

(U.S. dollars and shares in thousands, except ratios and per share amounts)	2010	2009

Underwriting profit (loss) – property and casualty operations	$(6,610)	$103,852
Combined ratio – property and casualty operations	100.5%	92.1%
Net investment income – property and casualty operations	$223,639	$262,460
Annualized return on average shareholders’ equity	5.9%	13.9%

	(Unaudited) March 31, 2010	December 31, 2009

Book value per ordinary share	$26.42	$24.64
Fully diluted book value per ordinary share (1)	$26.38	$24.60

(1)

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

Key Financial Measures

Underwriting profit – property and casualty operations

          One way that the Company evaluates the performance of its insurance and reinsurance operations is the underwriting profit or loss. The Company does not measure performance based on the amount of gross premiums written. Underwriting profit or loss is calculated from premiums earned less net losses incurred and expenses related to underwriting activities. The Company’s underwriting profit for the three month period ended March 31, 2010 was primarily reflective of the combined ratio discussed below.

Combined ratio – property and casualty operations

          The combined ratio for Property and Casualty (“P&C”) operations is used by the Company and many other insurance and reinsurance companies as another measure of underwriting profitability. The combined ratio is calculated from the net losses incurred and underwriting expenses as a ratio of the net premiums earned for the Company’s insurance and reinsurance operations. A combined ratio of less than 100% indicates an underwriting profit and greater than 100% reflects an underwriting loss. The Company’s combined ratio for the three months ended March 31, 2010, is higher than the same period in the previous year, primarily as a result of an increase in the loss and loss expense ratio, partially offset by a decrease in the underwriting expense ratio. The loss and loss expense ratio has increased as a result of higher levels of catastrophe losses in both the insurance and reinsurance segments. The decreased underwriting expense ratio is reflective of the additional costs incurred in 2009 associated with the Company’s restructuring activities.

Net investment income – property and casualty operations

          Net investment income related to P&C operations is an important measure that affects the Company’s overall profitability. The largest liability of the Company relates to its unpaid loss reserves, and the Company’s investment portfolio provides liquidity for claims settlements of these reserves as they become due. Thus, a significant part of the investment portfolio is invested in fixed income securities. Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates and credit spreads and changes in overall asset allocation. Net investment income related to P&C operations decreased by $38.8 million during the first quarter of 2010 as compared to the same period in the prior year. Overall, portfolio yields have decreased as a result of the impact of declines in U.S. interest rates, and particularly the impact of decreased U.S. Dollar Libor on the Company’s floating rate securities previously supporting the GIC and funding agreement business. In addition, the Company increased its holdings in lower-yielding cash, government and agency RMBS securities in connection with its investment portfolio de-risking efforts as the Company re-aligned its portfolio to one more typical of a P&C portfolio.

Book value per ordinary share

          Management also views the change in the Company’s book value per ordinary share as an additional measure of the Company’s performance. Book value per ordinary share is calculated by dividing ordinary shareholders’ equity by the number of outstanding ordinary shares at any period end. Book value per ordinary share is affected primarily by the Company’s net income (loss), by any changes in the net unrealized gains and losses on its investment portfolio and currency translation adjustments and also the impact of any share repurchase or issuance activity.

          Book value per ordinary share increased by $1.78 in the three months ended March 31, 2010 as compared to a decrease of $0.44 during the first three months of 2009. During the first three months of 2010, there was a decrease in net unrealized losses of $0.6 billion, net of tax. The impact of improved credit spreads in certain asset classes combined with the benefit from declining interest rates near the end of the quarter resulted in overall increased book value. In addition, book value per ordinary share increased as a result of net income attributable to ordinary shareholders of $128.0 million which included a $16.6 million gain associated with the purchase of an additional portion of the Company’s Redeemable Series C Preference Ordinary Shares.

          As noted above, fully diluted book value per ordinary share represents book value per ordinary share combined with the impact from dilution of share based compensation including in-the-money stock options and certain other share based compensation units at any period end. Fully diluted book value per ordinary share increased by $1.78 and decreased by $0.44 during the three months ended March 31, 2010 and 2009, respectively, as a result of the factors noted above.

Annualized return on average ordinary shareholders’ equity

          Return on average ordinary shareholder’s equity (“ROE”) is another financial measure that management considers important in evaluating the Company’s operating performance. ROE is calculated by dividing the net income for any period by the average of the opening and closing ordinary shareholders’ equity. The Company establishes minimum target ROEs for its total operations, segments and lines of business. If the Company’s minimum ROE targets over the longer term are not met with respect to any line of business, the Company seeks to modify and/or exit these lines. In addition, among other factors, the Company’s compensation of its senior officers is dependent on the achievement of the Company’s performance goals to enhance shareholder value as measured by ROE (adjusted for certain items considered to be ‘non-operating’ in nature). In the first quarter of 2010, ROE was 5.9%, significantly lower than the same period in the prior year when it was 13.9%, mainly as a result of a slight decrease in earnings combined with significantly higher equity levels during 2010 following the increase in value of the Company’s investment portfolio.

Significant Items Affecting the Results of Operations

          The Company’s net income and other financial measures as shown above for the three months ended March 31, 2010 have been affected by among other things, the following significant items:

1)	The impact of natural catastrophes during the first quarter of 2010;

2)	Market movement impacts on the Company’s investment portfolio;

3)	Continuing competitive factors impacting the underwriting environment.

1) The impact of natural catastrophes during the first quarter of 2010

          Net losses incurred were higher during the first quarter of 2010 as compared to the same period in 2009 as a result of higher levels of natural catastrophe losses in the first quarter of 2010, mainly as a result of the Chilean Earthquake and European Windstorm Xynthia.

          The Company recorded preliminary loss estimates related to the Chilean Earthquake, pretax and net of reinsurance of approximately $157.1 million, of which $78.0 million is attributable to the Insurance segment and $79.1 million to the Reinsurance segment.

          Management’s preliminary loss estimates related to Windstorm Xynthia, pretax and net of reinsurance, were approximately $23.5 million almost exclusively in the Reinsurance segment.

          The Company’s March 31, 2010 estimates are based on its review of individual treaties and policies expected to be impacted along with the limited client data received to date and reflect current total insured market loss estimates, both from published sources and the Company’s internal analysis. To date the Reinsurance segment has received very little reported loss information from its cedents and therefore has relied heavily on modeled loss estimates. These preliminary loss estimates correspond to expected insured market losses in the range of $6 billion to $8 billion for the earthquake in Chile and $1.5 billion to $3 billion for Windstorm Xynthia. Given there is currently a wide range of estimates for the extent of total economic and insured industry losses, the Company’s loss estimates involve the exercise of considerable judgment and are, accordingly, subject to revision as additional information becomes available. Actual losses may differ materially from these preliminary estimates.

          For further details see the segment results in the “Income Statement Analysis” below.

2) Market movement impacts on the Company’s investment portfolio

          During the three months ended March 31, 2010, financial market conditions continued to improve. Credit spreads continued to tighten as economic indicies pointed to a gradual economic recovery. Interest rates also declined in the Company’s major markets. The net impact of the market conditions on the Company’s investment portfolio for the year resulted in a decrease in net unrealized losses on available for sale investments as compared to December 31, 2009 of $0.5 billion. This represents approximately a 1.2% appreciation on average assets for the quarter ended March 31, 2010.

          The following table provides further detail regarding the movements in the global credit markets, as well as in government interest rates using some sample market indices:

	Interest Rate Movement for the quarter ended March 31, 2010 (1)	Credit Spread Movement for the quarter ended March 31, 2010 (2)
	(‘+’/‘-’ represents increases / decreases in interest rates)	(‘-’ represents tightening of credit spreads)
United States	- 14 basis points (5 year Treasury)	- 35 basis points (US Corporate A rated)
	+ 4 basis points (3 month LIBOR)	- 1 basis points (US Agency RMBS, AAA rated)
- 109 basis points (US CMBS, AAA rated)
United Kingdom	- 8 basis points (10 year Gilt)	- 27 basis points (UK Corporate, AA rated)
Euro-zone	- 29 basis points (5 year Bund)	- 26 basis points (Europe Corporate, A rated)

(1)	Source: Bloomberg Finance L.P.

(2)	Source: Merrill Lynch Global Indices.

          Net realized losses on investments in the quarter ended March 31, 2010 totaled $36.2 million, including net realized losses of approximately $40.2 million related to the impairment of certain of the Company’s fixed income, equity and other investments, where the Company determined that there was an other-than-temporary decline in the value of those investments related to credit.

          Of the $36.2 million, there were net realized losses of $28.9 million related to credit impairments on structured credit securities. Primarily these represented below investment grade non-Agency RMBS, including those with sub-prime and Alt-A collateral. A further $5.3 million in net realized losses related to impairments of medium term notes backed primarily by investment grade European credit. The remaining impairment during the quarter was spread across the investment portfolio including non-equity accounted alternative funds and other fixed income investments. Consistent with prior quarters, management continues to evaluate the impairment of the investment portfolio and satisfy itself that the remaining gross unrealized losses are temporary in nature.

3) Continuing competitive factors impacting the underwriting environment

          Insurance

          The market conditions within the core lines of business of the Insurance segment during the first quarter 2010 saw renewals and new business reflect continued competitive pressures both in terms of pricing and terms and conditions. Premium rates reflected an aggregate price decrease of approximately 1.3% for the entire book, largely influenced by 2-3% rate declines in the Insurance segment’s P&C and professional lines offset by single digit increases in certain niche specialty and casualty lines. Retention ratios have shown significant improvement over the prior year quarter as concerns over the Company’s financial condition have dissipated as most insurance lines experienced a 10% improvement in retention over the prior year quarter led by a 19% increase in professional lines. The overall Insurance segment retention rate has improved back to historical levels from 70% in the prior year quarter to 86% in the current year quarter.

          Gross premiums written in the first quarter of 2010 were favorable to the prior year quarter by 3.7% driven by new business particularly in professional, aviation, marine and middle market lines, improved retentions across all lines of business, and favorable foreign exchange rate movements. The favorable variance was partially impacted by the Company’s decision to reduce its writings of long-term agreements, and the strategic decisions to exit some specific sub-lines of business and to terminate an automobile warranty program and an aerospace managing general agency (“MGA”) contract.

          The following table provides an analysis of gross premiums written, net premiums written and net premiums earned for the Insurance segment for the three month periods ended March 31, 2010 and 2009:

	(Unaudited) Three Months Ended March 31, 2010			(Unaudited) Three Months Ended March 31, 2009 (1)

(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

Casualty – professional lines	$266,533	$248,675	$337,058	$213,755	$202,288	$315,616
Casualty – other lines	287,557	200,408	162,548	311,748	207,507	154,505
Property catastrophe	(6)	116	116	(8)	114	114
Other property	210,813	149,579	97,539	196,277	138,860	109,436
Marine, energy, aviation, and satellite	201,783	168,054	140,770	194,402	146,422	147,648
Other specialty lines (2)	161,854	130,837	152,508	171,692	131,639	169,984
Other (3)	2,156	2,395	3,946	3,169	5,128	7,946
Structured indemnity	1,200	1,200	2,526	210	210	4,862

Total	$1,131,890	$901,264	$897,011	$1,091,245	$832,168	$910,111

(1)	Certain reclassifications have been made to conform to current presentation.

(2)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, specie, middle markets and excess and surplus lines.

(3)	Other includes credit and surety and other lines.

          Reinsurance

          The challenging market conditions remain for the Reinsurance segment. There is abundant capacity across all lines of business, which has greatly affected the rate environment, particularly in US casualty. Gross premiums written in the first quarter of 2010 were flat on the prior year quarter mainly due to regaining business that was lost at the end of 2008 and selected new business opportunities. However, due to market conditions, the Reinsurance segment continues its philosophy of disciplined underwriting where it has, and will shrink the portfolio if market conditions do not warrant deploying capital.

          The following table provides an analysis of gross premiums written, net premiums written and net premiums earned for the Reinsurance segment for the three month periods ended March 31, 2010 and 2009:

	(Unaudited) Three Months Ended March 31, 2010			(Unaudited) Three Months Ended March 31, 2009

(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

Casualty – professional lines	$82,316	82,406	55,720	$71,652	$71,653	$61,994
Casualty – other lines	107,962	107,087	64,133	76,642	73,640	62,783
Property catastrophe	218,877	208,968	84,634	203,468	191,868	70,696
Other property	242,581	174,009	113,263	277,868	193,962	142,760
Marine, energy, aviation, and satellite	55,159	52,072	20,190	46,878	43,895	21,281
Other (1)	83,335	70,526	28,997	111,649	99,299	52,093
Structured indemnity	193	193	(347)	(1,174)	(1,174)	(31)

Total	$790,423	695,261	366,590	$786,983	$673,143	$411,576

(1)	Other includes employers’ liability, surety, political risk and other lines.

Other Key Focuses of Management

          Throughout the latter part of 2009 and into 2010, the Company remains focused on, among other things, simplifying the Company’s business model to focus on core P&C business and enhancing its enterprise risk management capabilities. Details relating to these initiatives are discussed in Other Key Focuses of Management in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. That discussion is updated with the disclosures set forth below.

           Redomestication to Ireland from The Cayman Islands

          On January 12, 2010 the Company announced that it proposes to change the parent holding company’s place of incorporation to Ireland from the Cayman Islands, with the parent holding company to be renamed “XL Group plc”. To effect the redomestication, a new Irish public limited company, XL Group plc, would replace XL Capital Ltd as the ultimate holding company of the XL group of companies, and the Company’s ordinary shareholders would receive one ordinary share of the new Irish company in lieu of each ordinary share of the Company held by them. The Company submitted the proposal for redomestication, along with related proposals, to its shareholders for consideration on April 30, 2010. The redomestication proposal and related proposals were approved. Management plans to complete the transaction on or about July 1, 2010 assuming the transaction is approved by the Grand Court of the Cayman Islands at a hearing currently scheduled for May 20, 2010, and that the other conditions to the redomestication are satisfied.

          The Company has operated in Ireland for most of its corporate history and is very familiar with its regulatory and legal environment. Ireland has strong international relationships as a member of the Organisation for Economic Co-Operation and Development (OECD) and the European Union, a long history of international investment, and long-established commercial relationships, trade agreements and tax treaties with the other European Union member states, the United States and other countries around the world. As a result, the Company believes Ireland offers a stable long-term legal and regulatory environment with the financial sophistication to meet the needs of XL’s global business. The Company does not expect the redomestication will have any material impact on its financial results. The Company will continue to be registered with the U.S. Securities and Exchange Commission (“SEC”) and be subject to SEC reporting requirements. Further, the Company will continue to be subject to the mandates of the Sarbanes-Oxley Act of 2002 and the applicable corporate governance rules of the New York Stock Exchange (“NYSE”), and will continue to report its financial results in U.S. dollars and under U.S. generally accepted accounting principles, in addition to any reporting requirements under Irish law. The Company’s shares will continue to trade on the NYSE under the ticker symbol “XL”.

          Capital Management

          Fundamental to supporting the Company’s business model is its ability to underwrite business, which is largely dependent upon the quality of its claims paying and financial strength ratings as evaluated by independent rating agencies. As a result, in the event that the Company is downgraded, its ability to write business as well as its financial condition and/or results of operations, could be adversely affected. See Item 1, “Business – Ratings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for further information regarding rating actions by the various rating agencies, as well as details regarding the Company’s financial strength and debt ratings.

          In relation to the Company’s capital position, the following activities have occurred in 2010:

•

On February 12, 2010, the Company redeemed approximately 4.4 million Series C Preference Ordinary Shares with a liquidation value of $110.8 million for approximately $94.2 million. As a result, a book value gain of approximately $16.6 million was recorded in the first quarter of 2010 to common shareholders.

          Critical Accounting Policies and Estimates

          See the discussion of the Company’s Critical Accounting Policies and Estimates in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

          Variable Interest Entities and Other Off-Balance Sheet Arrangements

          For further information, see the discussion of the Company’s variable interest entities and other off-balance sheet arrangements in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and Item 1, Note 10, “Variable Interest Entities”, to the Consolidated Financial Statements included herein.

Segment Results for the three months ended March 31, 2010 compared to the three months ended March 31, 2009

          Following a streamlining of the Company’s operating segments in the first quarter of 2009, the Company is organized into three operating segments: Insurance, Reinsurance and Life operations. The Company’s general investment and financing operations are reflected in Corporate.

          The Company evaluates the performance of both the Insurance and Reinsurance segments based on underwriting profit and the performance of its Life operations segment based on contribution. Other items of revenue and expenditure of the Company are not evaluated at the segment level for reporting purposes. In addition, the Company does not allocate investment assets by segment for its P&C operations. Investment assets related to the Company’s Life operations and certain structured products included in the Insurance and Reinsurance segments are held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from each of these segments.

          Income Statement Analysis

          Insurance

          The Company’s Insurance segment provides commercial property, casualty and specialty insurance products on a global basis. Products generally provide tailored coverages for complex corporate risks and include the following lines of business: property, casualty, professional liability, environmental liability, aviation and satellite, marine and offshore energy, equine, fine art and specie, excess and surplus lines and other insurance coverages including program business. These lines of business are divided across operating units: North America Property and Casualty, International Property and Casualty, Global Professional Lines and Global Specialty.

          The following table summarizes the underwriting results for this segment:

	(Unaudited) Three Months Ended March 31,

(U.S. dollars in thousands)	2010	2009	% Change

Gross premiums written	$1,131,890	$1,091,245	3.7%
Net premiums written	901,264	832,168	8.3%
Net premiums earned	897,011	910,111	(1.4)%
Net losses and loss expenses	648,319	615,214	5.4%
Acquisition costs	110,142	105,412	4.5%
Operating expenses	153,236	179,328	(14.5)%

Underwriting profit (loss)	$(14,686)	$10,157	NM *
Net results – structured products	$5,639	$3,121	80.7%
Fee income and other	(3,786)	(1,000)	NM *

*	NM – Not meaningful

          Gross premiums written increased by 3.7% during the three months ended March 31, 2010 compared with the three months ended March 31, 2009. The increase was driven largely by improved retention levels across most lines as a result of the Company’s stronger market position since the first quarter of 2009, significant new business in Global Professional Lines and continued growth in our professional, marine and upper middle market businesses. In addition, the Company reported positive amendments to prior year premium estimates. Offsetting the growth were decreases in North American P&C lines mainly due to the run off of a large U.S. automobile warranty program combined with lower new business volume and pricing and in specialty lines, due to the termination of an aviation program in 2009.

          Net premiums written increased by 8.3% in the three month period ended March 31, 2010 compared with the three month period ended March 31, 2010. The increase resulted from the gross written premium increases outlined above coupled with the reduction in ceded written premiums. The decrease in ceded written premiums is largely related to specialty lines due to cost savings from a restructuring of the marine and specie global excess of loss reinsurance. In addition, certain premium adjustments and return premiums in aviation and excess casualty also gave rise to a positive variance on the first quarter of 2009.

          Net premiums earned decreased by 1.4% in the three month period ended March 31, 2010 compared with the three month period ended March 31, 2009. The decrease primarily resulted from planned exit of certain lines of business and the overall earn-out of lower net premiums written in the past twelve months.

          The following table presents the ratios for this segment:

	(Unaudited) Three Months Ended March 31,

	2010	2009

Loss and loss expense ratio	72.3%	67.6%
Underwriting expense ratio	29.3%	31.3%

Combined ratio	101.6%	98.9%

          The loss and loss expense ratio includes net losses incurred for both the current quarter and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Insurance segment for the three month periods ended March 31, 2010 and 2009:

	(Unaudited) Three Months Ended March 31,

(U.S. dollars in millions)	2010	2009

Property	$(24.0)	$(9.0)
Casualty	(7.0)	2.9
Professional	(1.8)	(12.7)
Specialty and other	(0.1)	12.1

Total	$(32.9)	$(6.7)

Loss and loss expense ratio excluding prior year development	75.9%	68.3%

          Excluding prior year development, the loss ratio for the three months ended March 31, 2010 increased by 7.6 loss percentage points as compared to the same period in 2009 due primarily to higher levels of catastrophe losses occurring in the first quarter of 2010. The Chilean Earthquake and European Windstorm Xynthia contributed $78.0 million and $1.5 million in losses respectively to the quarter. Excluding favorable prior year development and catastrophe losses in both quarters, the loss ratio decreased by 0.7 points from 2009 to 2010 due to the mix of business and the premium adjustments noted above.

          Net favorable prior year reserve development of $32.9 million for the three months ended March 31, 2010 was mainly attributable to the following:

▪

For property lines, net prior year development during the quarter was $24.0 million favorable due to lower actual losses than estimated in the first quarter for non-catastrophe exposures. The reserve releases were $9.0 million favorable for North America and $15.0 million favorable for International business.

▪

For casualty lines, net prior year development during the quarter was $7.0 million favorable due to a $6.0 million decrease in the uncollectible reinsurance reserve from reduced exposures and lower estimated risk levels from the Swiss operations and a $1.0 million decrease in North American uncollectible reinsurance reserve.

▪	For professional lines, net prior year development was $1.8 million favorable from discontinued lines due to beneficial case reserve movements on mature years with limited case and IBNR reserves.

▪	For specialty and other lines, net prior year development was $0.1 million favorable.

          The decrease in the underwriting expense ratio in the three months ended March 31, 2010, compared to the same period in 2009 was due to an decrease in the operating expense ratio of 2.7 points (17.0% as compared to 19.7%) and partially offset by an increase in the acquisition expense ratio of 0.7 points (12.3% as compared to 11.6%). The decrease in the operating expense ratio was as a result of costs savings associated with the Company’s expense reduction initiatives announced in the third quarter of 2008 and first quarter of 2009 including changes to the Company’s previously communicated operational transformation program. The increase in the acquisition expense ratio is attributable to changes in business mix as well as the impact of higher commission rates in certain professional and North American property and casualty lines.

          Fee income and other decreased in the first quarter of 2010 as compared to the first quarter of 2009 mainly as a result of lower engineering fee income associated with the Company’s loss prevention consulting services business coupled with other expenses in professional lines related to the cost of an endorsement facility with National Indemnity Company, under which National Indemnity Company issued endorsements to “Side A” directors and officers liability insurance policies underwritten by XL Specialty Insurance Company. For further information, see Note 11, “Other Investments” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Management has concluded that it will not require the $100 million extension to this endorsement facility and will not purchase the related payment obligation.

          Net results from structured insurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Net results from these contracts for the three months ended March 31, 2010 have increased compared to the same period in 2009 mainly due to favorable development in the liability interest rate hedges in place partially offset by lower net investment income as a result of lower yields combined with lower average investment base.

          Reinsurance

          The Company’s Reinsurance segment provides casualty, property risk (including energy and engineering), property catastrophe, marine, aviation, and other specialty reinsurance on a global basis with business being written on both a proportional and non-proportional basis and in certain limited instances on a direct basis.

          The following table summarizes the underwriting results for this segment:

	(Unaudited) Three Months Ended March 31,

(U.S. dollars in thousands)	2010	2009	% Change

Gross premiums written	$790,423	$786,983	0.4%
Net premiums written	695,261	673,143	3.3%
Net premiums earned	366,590	411,576	(10.9)%
Net losses and loss expenses	243,881	175,069	39.3%
Acquisition costs	72,605	95,724	(24.2)%
Operating expenses	42,028	47,088	(10.7)%

Underwriting profit	$8,076	$93,695	(91.4)%
Net results – structured products	$2,476	$8,424	(70.6)%
Fee income and other	319	2,051	(84.4)%

          Gross premiums written increased by 0.4% during the three months ended March 31, 2010 compared with the three months ended March 31, 2009. Premium growth was mainly due to the recapture of previously lost business as well as new business in Europe and Asia and loss related premium adjustments in Europe. Offsetting the growth was reduced premiums from a U.S. agricultural program due to a fall in winter wheat prices and reduced premiums from the exit of certain casualty facultative markets.

          Net premiums written increased by 3.3% in the three month period ended March 31, 2010 compared with the three month period ended March 31, 2009. The increase resulted from the gross written premium increases outlined above coupled with the reduction in ceded written premiums. The decrease in ceded written premiums is due to the reduction in volume associated with the U.S. agricultural program already mentioned above, of which a significant portion has retroceded.

          Net premiums earned decreased by 10.9% in the three month period ended March 31, 2010 compared with the three month period ended March 31, 2009. The decrease is a reflection of the overall reduction in net premiums written over the last 24 months and the resulting earn-out of these lower net premiums written.

          The following table presents the ratios for this segment:

	(Unaudited) Three Months Ended March 31,

	2010	2009

Loss and loss expense ratio	66.5%	42.5%
Underwriting expense ratio	31.3%	34.7%

Combined ratio	97.8%	77.2%

          The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Reinsurance segment for the three month periods ended March 31, 2010 and 2009:

	(Unaudited) Three Months Ended March 31,

(U.S. dollars in millions)	2010	2009

Property and other short-tail lines	$(50.0)	$(57.9)
Casualty and other	(3.8)	(25.6)

Total	$(53.8)	$(83.5)

Loss and loss expense ratio excluding prior year development	81.2%	62.8%

          Excluding prior year development, the loss ratio for the quarter ended March 31, 2010 increased by 18.4 loss percentage points as compared to the quarter ended March 31, 2009 attributable primarily to the impact of catastrophe losses in the first quarter of 2010 compared to the first quarter of 2009. The Chilean Earthquake and European Windstorm Xynthia contributed $79.1 million and $22.0 million in losses respectively to the quarter. These reported losses are based on modeled estimates as very little cedent information has been received to date. Excluding favorable prior year development and catastrophe losses in both quarters, the loss ratio decreased by 3.3 points from 2009 to 2010. This improvement relates in part to changes in business mix as well as the impact of certain casualty reinstatement premium adjustments earned in the period with minimal related incurred losses.

          Net favorable prior year reserve development for the Reinsurance segment of $53.8 million for the quarter ended March 31, 2010 was mainly attributable to the following:

▪	Net favorable prior year development of $50.0 million for the short-tailed lines in the quarter and details of these by specific lines are as follows:

	▪	$13.6 million in favorable property catastrophe development due to reduction of expected loss ratios to attritional levels on the 2009 underwriting year.

	▪	$34.8 million in favorable property other development due to reported losses coming in better than expected across most underwriting years and geographies.

▪

$1.6 million in marine and aviation lines due to favorable aviation development of $6.0 million offset by adverse marine development of $4.4 million related to adverse development on two claims occurring late in 2009.

▪	Net favorable prior year development of $3.8 million for the long-tailed lines in the quarter and details of these by specific lines are as follows:

	▪	$12.3 million in unfavorable casualty development related primarily to an account impacted by Italian hospital medical malpractice exposures for underwriting years 2006 to 2008.

▪

$16.1 million in favorable other lines development due mainly to a reduction of $7.5 million in a political risks loss, $6.6 million releases related to non-proportional whole account contracts written in Lloyds syndicates and the reflection of the reinsurance-to-close (“RITC”) process for years of account 2003 to 2006, and $3.1 million in Latin America Surety release related to better than expected loss experience across most underwriting years.

          The decrease in the underwriting expense ratio in the three months ended March 31, 2010 compared to the same period in 2009 was due to a decrease in the acquisition expense ratio of 3.5 points (19.8% as compared to 23.3% in 2009) and partially offset by an increase in the operating expense ratio of 0.1 points (11.5% as compared to 11.4% in 2009). The decrease in the acquisition expense ratio was a result of reduced net earned premiums in relation to a large U.S. agricultural program which carries very low acquisition costs partially combined with the reinstatement premium adjustments noted above. The marginal increase in the operating expense ratio is attributable to the reduced net earned premium compared to the reduction in operating expenses.

          Fee income and other decreased in the first quarter of 2010 as compared to the first quarter of 2009 which included the sale of underwriting year 2009 renewal rights for the European life, accident and health business.

          Net results from structured reinsurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Results from these products for the three months ended March 31, 2010 decreased compared to the same period in 2009 mainly due to higher interest expense associated with an accretion adjustment recorded in the first quarter of 2010 based on changes in expected cash flows on some structured indemnity contracts and from lower net investment income as a result of lower yields combined with a smaller investment base.

          Life Operations

          During 2009, the Company completed a strategic review of its life reinsurance business. In relation to this initiative, the Company sold the renewal rights to its Continental European short-term life, accident and health business in December 2008. The Company also announced in March 2009 that it would run-off its existing book of U.K. and Irish traditional life and annuity business, and not accept new business. In addition, during July 2009, the Company entered into an agreement to sell its U.S. life reinsurance business. The transaction closed during the fourth quarter of 2009. In December 2009, the Company entered into an agreement to novate and recapture a number of U.K. and Irish term assurance and critical illness treaties. The transaction closed during the fourth quarter of 2009. During the first quarter of 2010, the Company entered into an agreement to recapture three U.K. and Irish term assurance treaties, and this transaction closed during March 2010.

          Prior to the decision being made to run-off the business, products offered included a broad range of underlying lines of life reinsurance business, including term assurances, group life, critical illness cover, immediate annuities and disability income. In addition, prior to selling the renewal rights, the products offered included short-term life, accident and health business. The segment also covers a range of geographic markets, with an emphasis on the U.K., U.S., Ireland and Continental Europe.

          The following summarizes the contribution from this segment:

	(Unaudited) Three Months Ended March 31,

(U.S. dollars in thousands)	2010	2009	% Change

Gross premiums written	$112,901	$135,112	(16.4)%
Net premiums written	104,666	121,585	(13.9)%
Net premiums earned	104,884	129,834	(19.2)%
Claims and policy benefits	123,743	157,959	(21.7)%
Acquisition costs	18,390	17,083	7.7%
Operating expenses	3,008	3,841	(21.7)%
Net investment income	80,344	77,522	3.6%
Fee income and other	40	51	(21.6)%
Realized and unrealized gains (losses) on investments	(4,413)	(74,650)	NM *

Contribution from Life operations	$35,714	$(46,126)	NM *

*	NM – Not meaningful

          The following table is an analysis of the Life operations gross premiums written, net premiums written and net premiums earned for the three month periods ended March 31, 2010 and 2009:

	(Unaudited) Three Months Ended March 31, 2010			(Unaudited) Three Months Ended March 31, 2009

(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

Other Life	$74,362	$73,235	$73,453	$98,923	$92,159	$100,408
Annuity	38,539	31,431	31,431	36,189	29,426	29,426

Total	$112,901	$104,666	$104,884	$135,112	$121,585	$129,834

          Gross premiums written relating to other life business decreased by $24.5 million in the three months ended March 31, 2010 as compared to the same period in 2009 mainly due to a $13.7 million decrease as a result of the novation of a long-term care treaty and the novation/recapture of a number of term assurance treaties during the second half of 2009, $9.5 million from the sale of the US business during the fourth quarter of 2009, and a $6.0 million decrease from the short-term life, accident and health business in line with run-off expectations, offset by favorable foreign exchange movement of $4.6 million. Gross premiums written relating to annuity business increased by $2.3 million in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 mainly due to favorable foreign exchange rate movements. Ceded premiums written during the quarter ended March 31, 2010 decreased by $5.3 million as compared to the quarter ended March 31, 2009 as a result of last year’s higher cession ratio associated with short-term life, accident and health business underwritten in the 2009 underwriting year, which occurred as part of the sale of the renewal rights as mentioned above.

          Net premiums earned in the first quarter of 2010 decreased 19.2% as compared to the first quarter of 2009. This decrease was consistent with the decrease in gross and net premiums written as described above.

          Claims and policy benefit reserves decreased by $34.2 million or 21.7% in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, as a result of a $13.6 million gain on recapture of three treaties, combined with a decrease in incurred losses consistent with the decrease in gross premiums written associated with term assurance business as noted above, as well as the sale of the US business during the fourth quarter of 2009, and despite unfavorable foreign exchange movements. Changes in claims and policy benefits include the movement in policy benefit reserves related to other contracts (such as immediate annuities) where investment assets were acquired with the assumption of the policy benefit reserves at the inception of the contract.

          For the three months ended March 31, 2010, acquisition costs increased by 7.7% as compared to the same period in 2009, largely as a result of the timing of certain fees in relation to letters of credit and of the amortization of deferred acquisition costs. Operating expenses decreased by 21.7% in the first quarter of 2010 as compared to the same period in the prior year due mainly to lower compensation expenses as a result of overall lower staffing levels.

          Net investment income is included in the calculation of contribution from Life operations, as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. Net investment income increased by $2.8 million or 3.6% in the three months ended March 31, 2010, as compared to the same period in 2009, primarily as a result of a larger asset balance.

          See below for an analysis of the Company’s total realized losses on investments during the three months ended March 31, 2010.

Investment Activities

          The following table illustrates the change in net investment income from P&C operations, net income from investment fund affiliates, net realized (losses) gains on investments and net realized and unrealized gains (losses) on investment derivative instruments for the three months ended March 31, 2010 and 2009:

	(Unaudited) Three Months Ended March 31,

(U.S. dollars in thousands)	2010	2009	% Change

Net investment income – property and casualty operations	$223,639	$262,460	(14.8)%
Net income (loss) from investment fund affiliates (1)	8,178	(26,893)	NM	*
Net realized (losses) on investments (2)	(36,176)	(251,937)	85.6%
Net realized and unrealized gains (losses) on investment and other derivative instruments	(20,480)	(1,407)	NM	*

(1)

The Company records the income related to alternative fund affiliates on a one month lag and the private investment fund affiliates on a three month lag in order for the Company to meet the accelerated filing deadlines.

(2)	Results to March 31, 2009 include charges for OTTI related to the non-credit impairment of unrealized losses. From April 1, 2009, the non-credit impairment is excluded from realized losses.

*	NM – Not meaningful

          Net investment income related to P&C operations decreased in the first quarter of 2010 as compared to the first quarter of 2009 due primarily to declining portfolio yields. Overall, portfolio yields have decreased as a result of the impact of declines in U.S. interest rates, and particularly the impact of decreased U.S. Dollar Libor on the Company’s floating rate securities previously supporting the GIC and funding agreement business. In addition, the Company increased its holdings in lower-yielding cash, government and agency RMBS securities in connection with its investment portfolio de-risking efforts as the Company re-aligned its portfolio to one more typical of a P&C portfolio.

          Net income from investment fund affiliates increased in the first quarter of 2010 compared to the first quarter of 2009. These results reflect solid results from the Company’s private investment portfolio, as compared to a loss during the first quarter of 2009, offset by earnings from alternative funds, which were lower than the results during the first quarter of 2009.

          The Company manages its investment grade fixed income securities in accordance with investment guidelines approved by the Finance Committee of the Board of Directors. Due to the unique nature of the underlying liabilities, customized benchmarks are used to measure investment performance and comparison to standard market indices is not meaningful. Investment performance is not monitored for certain assets primarily consisting of operating cash and special regulatory deposits. The following is a summary of the investment portfolio returns for the three months ended March 31, 2010 and 2009:

	(Unaudited) Three Months Ended March 31,

	2010(1)	2009 (1)

Fixed income portfolios
USD fixed income portfolio	2.0%	(2.1)%
GBP fixed income portfolio	2.6%	(6.0)%
EUR fixed income portfolio	2.6%	(2.4)%
Other portfolios
Alternative portfolio (2)	1.1%	1.7%
Equity portfolio	17.7%	(12.2)%
High-Yield fixed income portfolio	2.4%	(6.3)%

(1)

Portfolio returns are calculated by dividing the sum of net investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio. Performance is measured in either the underlying asset currency.

(2)	Performance on the alternative portfolio reflects the three months ended February 28, 2010 and February 29, 2009, respectively.

          Net Realized Gains and Losses and Other than Temporary Declines in the Value of Investments

          Net realized losses on investments in the quarter ended March 31, 2010 included net realized losses of approximately $40.2 million related to the write-down of certain of the Company’s fixed income, equity and other investments. Impairment charges to March 31, 2009 include charges of OTTI related to the non-credit impairment of unrealized losses. From April 1, 2009, as a result of changes in GAAP, the non-credit impairment is excluded from net impairments. In addition, included in the net realized losses noted above are net realized gains of $4.0 million from sales of investments.

          The significant assumptions and inputs associated with the net impairment charges of $40.2 million consist of:

▪

For corporate securities, excluding medium term notes backed primarily by investment grade European credit, the Company recorded net impairments totaling $0.2 million for the quarter ended March 31, 2010. The impairment charges consisted of below-investment grade securities and below-investment grade hybrids, with respect to which the Company considered impairment factors consistent with an equity impairment model, along with a debt impairment model, and accordingly recorded impairment charges to fair value, or determined that the securities in an unrealized loss position would be sold.

In addition the Company recorded impairments totaling $5.3 million for the quarter ended March 31, 2010 in relation to medium term notes backed primarily by investment grade European credit. Management has concluded that, following recent credit spread movements since 2009, future yields within the supporting collateral were not sufficient to support the previously reported amortized cost.

▪

For structured credit securities, the Company recorded net impairments of $28.9 million for the quarter ended March 31, 2010. The Company determined that the likely recovery on these securities was below the carrying value, and accordingly impaired the securities to the discounted value of the cash flows of these securities.

▪	For non-equity accounted alternative funds, the Company recorded impairments of $5.8 million for the quarter ended March 31, 2010 because the fund that was impaired by more than 50% of amortized cost.

          Net realized losses in the first quarter of 2009 included net realized losses of $285.0 million related to the write-down of certain of the Company’s fixed income, equity and other investments with respect to which the Company determined that there was an other-than-temporary decline in the value of those investments as well as net realized gains of $33.1 million from sales of investments. Of the other-than-temporary impairments, $117.5 million related to changes of intent to hold, of which $66.3 million was within the Company’s Life operations. Included in the net realized losses of $251.9 million for the three months ended March 31, 2009 is $74.7 million of realized investment losses associated with the Company’s Life operations segment mainly as a result of other-than-temporary impairments arising from the Company’s exchange of hybrid securities in Royal Bank of Scotland and Lloyds HBOS.

          Net Realized and Unrealized Gains and Losses on Derivatives

          Net realized and unrealized gains on investment derivatives for the three months ended March 31, 2010 resulted from the Company’s investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments.

          Other Revenues and Expenses

          The following table sets forth other revenues and expenses for the three months ended March 31, 2010 and 2009:

	(Unaudited) Three Months Ended March 31,

(U.S. dollars in thousands)	2010	2009	% Change

Net income (loss) from operating affiliates (1)	$11,606	$(10,328)	NM *
Exchange (gains) losses	(21,083)	(24,624)	(14.4)%
Amortization of intangible assets	465	465	NM *
Corporate operating expenses	18,863	26,712	(29.4)%
Interest expense (2)	36,900	49,615	(25.6)%
Income tax expense	29,836	45,953	(35.1)%

(1)	The Company generally records the income related to certain operating affiliates on a three month lag in order for the Company to meet accelerated filing deadlines.

(2)	Interest expense does not include interest expense related structured products as reported within the Insurance and Reinsurance segments and Corporate.

*	NM – Not meaningful

          The following table sets forth the net income (loss) from operating affiliates for the three months ended March 31, 2010 and 2009:

	(Unaudited) Three Months Ended March 31,

(U.S. dollars in thousands)	2010	2009	% Change

Net (loss) from financial operating affiliates	$(1,328)	$—	NM	*
Net income (loss) from investment manager affiliates	5,007	(15,539)	NM	*
Net income from other strategic operating affiliates	7,927	5,211	52.1%

Total	$11,606	$(10,328)	NM	*

*	NM – Not meaningful

          Investment manager affiliate income increased during the first quarter of 2010 as compared to the same period in the prior year primarily as a result of more benign capital market conditions in the fourth quarter of 2009 compared to the challenging conditions for alternative asset managers reported in the fourth quarter of 2008. The Company also benefited during the quarter from a modest gain associated with the sale of its stake in one of the investment manager affiliates.

          Income from other strategic operating affiliates increased in the first quarter of 2010 as compared to the first quarter of 2009 mainly due to higher earnings reported in the first quarter of 2010 relating to an insurance affiliate which writes largely direct U.S. homeowners insurance and a net loss from the Company’s Brazilian joint venture ITAÚ XL Seguros Corporativos S.A. in the first quarter of 2009.

          Foreign exchange gains in the quarter ended March 31, 2010 and in the quarter ended March 31, 2009 were due primarily to the change in the value of the U.S. dollar against certain European currencies including the U.K. Sterling and the Euro on certain inter-company balances and net underwriting liability balances.

          Corporate operating expenses in the three months ended March 31, 2010 decreased compared to the three months ended March 31, 2009 primarily as a result of the restructuring costs incurred in 2009 as well as the cost savings achieved from these restructuring activities.

          Interest expense for the three months ended March 31, 2010 as compared to the same period in 2009 was lower mainly as a result of the interest associated retirement of the 2011 Senior Notes in February 2009. For more information on the Company’s financial structure, see “Liquidity and Capital Resources.”

          The decrease in the Company’s income taxes in the quarter ended March 31, 2010, compared to the same period in 2009 arose principally from the lower taxable income, when adjusted for the effects of OTTI, in the quarter ended March 31, 2010.

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

          At March 31, 2010 and December 31, 2009, total investments, cash and cash equivalents, accrued investment income and net payable for investments purchased was $35.9 billion. The following table summarizes the composition of the Company’s invested assets at March 31, 2010 and December 31, 2009:

(U.S. dollars in thousands)	Carrying value March 31, 2010 (1)	Percent of Total	Carrying Value December 31, 2009 (1)	Percent of Total

Cash and cash equivalents	$3,375,519	9.4%	$3,643,697	10.2%
Net receivable/ (payable) for investments sold/ (purchased)	(85,660)	(0.2)%	47,638	0.1%
Accrued investment income	324,418	0.9%	350,055	1.0%
Short-term investments	1,924,651	5.4%	1,777,360	5.0%
Fixed maturities, available for sale:
U.S. Government and Government-Related/Supported	2,454,313	6.8%	2,664,625	7.4%
Corporate	10,458,921	29.2%	9,799,000	27.3%
Residential mortgage-backed securities – Agency	6,019,579	16.8%	6,228,501	17.4%
Residential mortgage-backed securities – Non-Agency	1,408,352	3.9%	1,421,315	4.0%
Commercial mortgage-backed securities	1,252,259	3.5%	1,216,799	3.4%
Collateralized debt obligations	722,998	2.0%	698,561	1.9%
Other asset-backed securities	1,150,654	3.2%	1,167,985	3.3%
U.S. States and political subdivisions of the States	1,144,591	3.2%	913,473	2.5%
Non-U.S. Sovereign Government, Supranational and Government-Related	3,213,841	9.0%	3,401,773	9.5%

Total fixed maturities	$27,825,508	77.6%	$27,512,032	76.7%
Fixed maturities, held to maturity	516,470	1.4%	546,067	1.5%
Equity securities	29,230	0.0%	17,779	0.0%
Investments in affiliates	1,143,137	3.2%	1,185,604	3.3%
Other investments	814,303	2.3%	783,189	2.2%

Total investments and cash and cash equivalents	$35,867,576	100.0%	$35,863,421	100.0%

(1)	Carrying value represents the fair value for available for sale fixed maturities and amortized cost for held to maturity securities.

          The Company reviews on a regular basis its corporate debt concentration, credit quality and compliance with established guidelines. At both March 31, 2010 and December 31, 2009, the average credit quality of the Company’s total fixed income portfolio (including fixed maturities, short-term investments, cash and cash equivalents and net payable for investment purchased) was “AA”. As at March 31, 2010, approximately 54.1% of the fixed income portfolio excluding operating cash was rated “AAA” by one or more of the principal ratings agencies. Approximately 3.9% was below investment grade or not rated.

          Refer to “Significant Items Affecting the Results of Operations” for further discussion surrounding the impact of credit market movements on the Company’s investment portfolio and exposure to sub-prime related assets.

          Gross and Net Unrealized Losses on Investments

          At March 31, 2010, the Company had net unrealized losses on fixed maturities and short-term investments of $719.9 million. Of these amounts, gross unrealized losses on fixed maturities and short term investments were $1,429.4 million. The information presented below for the gross unrealized losses on the Company’s investments at March 31, 2010 shows the potential effect upon future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary. Realized losses or impairments, depending on their magnitude, may have a material adverse effect on the Company’s operations. The decrease in net unrealized losses on investments during the three months ended March 31, 2010 was primarily due to tightening credit spreads. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk.”

          The following is an analysis of how long each of those securities with an unrealized loss at March 31, 2010 had been in a continual unrealized loss position:

(U.S. dollars in thousands) Type of Securities	Length of time in a continual unrealized loss position	(Unaudited) Amount of unrealized loss at March 31, 2010	(Unaudited) Fair Value of Securities in an unrealized loss position at March 31, 2010

Fixed Maturities and Short-Term Investments	Less than six months	$61,254	$4,683,866
	At least 6 months but less than 12 months	103,693	835,874
	At least 12 months but less than 2 years	323,348	1,358,286
	2 years and over	941,096	4,401,722

	Total	$1,429,391	$11,279,748

Equities	Less than six months	$—	$—
	At least 6 months but less than 12 months	33	1,967

	Total	$33	$1,967

          The following is the maturity profile of the fixed income securities that were in a gross unrealized loss position at March 31, 2010:

(U.S. dollars in thousands) Maturity profile in years of fixed maturities in a continual gross unrealized loss position	(Unaudited) Amount of unrealized loss at March 31, 2010	(Unaudited) Fair value of securities in an unrealized loss position at March 31, 2010

Less than 1 year remaining	$11,634	$186,541
At least 1 year but less than 5 years remaining	126,564	2,402,898
At least 5 years but less than 10 years remaining	68,690	1,285,686
At least 10 years but less than 20 years remaining	60,106	1,009,508
At least 20 years or more remaining	229,199	1,909,525
Residential mortgage-backed securities - Agency	13,097	1,636,822
Residential mortgage-backed securities - Non-Agency	513,325	1,294,179
Commercial mortgage-backed securities	34,849	293,438
Collateralized debt obligations	312,374	700,331
Other asset-backed securities	59,553	560,820

Total	$1,429,391	$11,279,748

          Factors considered in determining that additional OTTI charges were not warranted include management’s consideration of current and near term liquidity needs and other available sources, an evaluation of the factors and time necessary for recovery, and the results of on-going retrospective reviews of security sales and the basis for such sales (see Item 1, Note 5 to the Consolidated Financial Statements).

          Gross Unrealized Gains and Losses

          The following tables summarizes the fair value, gross unrealized losses, credit rating and asset class of securities in a gross unrealized loss position within the Company’s structured credit and corporate portfolios, which comprised $1.3 billion of the Company’s total gross unrealized loss position of $1.4 billion at March 31, 2010. The remaining $0.1 billion is related to government and government-related/supported securities.

(U.S. dollars in millions) Corporates:	AAA	AA	A	BBB	BB & Below	Total

Financials (1)
Fair value	$126.6	$348.2	$1,080.5	$468.8	$78.6	$2,102.7
Gross unrealized loss	$(3.4)	$(15.1)	$(127.0)	$(82.9)	$(9.7)	$(238.1)
Non-Financials (2)
Fair value	$40.5	$520.3	$1,126.5	$463.4	$146.1	$2,296.8
Gross unrealized loss	$(0.5)	$(22.4)	$(46.2)	$(58.8)	$(12.0)	$(139.9)
Total
Fair value	$167.1	$868.5	$2,207.0	$932.2	$224.7	$4,399.5
Gross unrealized loss	$(3.9)	$(37.5)	$(173.2)	$(141.7)	$(21.7)	$(378.0)
% Impaired (of amortized cost) (3)	(0.8)%	(1.4)%	(3.1)%	(7.7)%	(5.1)%	(3.4)%

Structured Credit:	AAA	AA	A	BBB	BB & Below	Total

CMBS
Fair value	$182.5	$84.5	$12.0	$5.6	$10.2	$294.8
Gross unrealized loss	$(8.5)	$(5.6)	$(6.9)	$(2.4)	$(11.0)	$(34.4)
Non Agency RMBS
Fair value	$218.0	$162.8	$132.0	$71.0	$554.7	$1,138.5
Gross unrealized loss	$(24.9)	$(46.9)	$(72.1)	$(45.7)	$(301.4)	$(491.0)
Core CDOs (4)
Fair value	$54.7	$103.2	$284.3	$96.1	$166.1	$704.4
Gross unrealized loss	$(6.5)	$(19.1)	$(103.2)	$(37.9)	$(141.6)	$(308.3)
Other Asset & Mortgage Backed Securities
Fair value	$281.0	$153.9	$149.8	$98.2	$28.4	$711.3
Gross unrealized loss	$(15.5)	$(12.2)	$(9.7)	$(13.3)	$(24.8)	$(75.5)
Agency RMBS
Fair value	$1,642.9	$—	$—	$—	$—	$1,642.9
Gross unrealized loss	$(12.9)	$—	$—	$—	$—	$(12.9)
Total
Fair Value	$2,379.1	$504.4	$578.1	$270.9	$759.4	$4,491.9
Gross unrealized loss	$(68.3)	$(83.8)	$(191.9)	$(99.3)	$(478.8)	$(922.1)
% Impaired (of amortized cost) (3)	(2.7)%	(13.0)%	(23.6)%	(25.8)%	(38.5)%	(16.4)%

(1)

Included in the gross unrealized losses on corporate financials are gross unrealized losses of $145.8 million on Tier One and upper Tier Two securities of financial institutions (“Hybrids”), as well as $58.1 million of subordinated debt with a fair value of $1.1 billion.

(2)

Included within Corporate are certain floating rate medium term notes supported primarily by pools of European corporate bonds with varying degrees of leverage. The notes have a fair value of $587.2 million and an amortized cost of $663.4 million. These securities have been allocated ratings of the underlying pool of collateral. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(3)	Management considers these impairments to be temporary.

(4)	The Company defines Core CDOs as investments in non-subprime collateralized debt obligations, which primarily consisted of collateralized loan obligations.

          Management, in its assessment of whether securities in a gross unrealized loss position are temporarily impaired, considers the significance of the impairments. The Company had structured credit securities with gross unrealized losses of $274.3 million, with a fair value of $134.9 million, which as at March 31, 2010 were impaired by greater than 50% of amortized costs. All of these are asset-backed securities. Of these gross unrealized losses, $76.5 million are rated investment grade. The Company has evaluated each of these securities in conjunction with its investment manager service providers and believes it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost. These securities include gross unrealized losses of $170.1 million on non-Agency RMBS, $75.9 million on Core CDOs and $11.3 million on CMBS holdings.

          Included in the gross unrealized losses associated with the Company’s corporate portfolio as of March 31, 2010 are gross unrealized losses of $7.2 million related to Tier One and Upper Tier Two securities that have been rated below investment grade by at least one major rating agency. Of this total, none have gross unrealized losses representing greater than 50% of amortized cost. The Company has completed its review of this portfolio and believes, at this time, that these impairments remain temporary in nature. The primary basis for this conclusion was the analysis of the fundamentals of these securities using a debt-based impairment model, which indicated these securities continue to meet their obligations, and the issuer has the ability to call these obligations at their call date. In addition, as these securities are below investment grade, the Company considered these securities using an equity-impairment model. Factors that were considered and supported the belief that these impairments were temporary included that the vast majority of these securities had only been rated below-investment-grade beginning in the first quarter of 2009, in certain cases alternative ratings were available that indicated these securities remained investment grade, or the securities were only slightly below investment-grade. At March 31, 2010, the Company believes that it is likely that the fair values of these securities will ultimately increase to equal the cost basis over a reasonable period of time. However, there is a high degree of judgment in reaching this conclusion, including an assessment of how various governments will treat these securities in the event of governmental intervention in these institutions’ operations or management’s decision to defer calls or coupons. Management will closely monitor the developments related to these securities.

          Net Unrealized Gains and Losses

          The following table details the Company’s corporate credit exposures by certain asset classes as well as ratings levels within the Company’s fixed income investment portfolio and the current net unrealized (loss) position at March 31, 2010:

(U.S. dollars in millions) Corporates:	AAA	AA	A	BBB	BB & Below	Total

Financials
Fair value	$389.6	$1,143.9	$1,971.0	$558.2	$92.8	$4,155.5
Net unrealized (loss)	$6.9	$15.8	$(90.5)	$(79.0)	$(3.4)	$(150.2)
Non-Financials
Fair value	$122.5	$1,673.8	$3,706.1	$1,217.5	$341.0	$7,060.9
Net unrealized (loss)	$1.9	$25.6	$80.8	$(10.2)	$7.5	$105.6
Total
Fair value	$512.1	$2,817.7	$5,677.1	$1,775.7	$433.8	$11,216.4
Net unrealized (loss)	$8.8	$41.4	$(9.7)	$(89.2)	$4.1	$(44.6)

          At March 31, 2010, approximately $1.7 billion of the Company’s $4.2 billion in corporate financial sector securities was held in the portfolios supporting the Company’s Life operations portfolio. The assets associated with that business are more heavily weighted towards longer term securities from financial institutions, including a significant portion of the Company’s Tier 1 and Upper Tier 2 securities, representing committed term debt and hybrid instruments senior to the common and preferred equity of the financial institutions. Financials held in Life portfolios accounted for $150.1 million of the Company’s net unrealized loss as at March 31, 2010. At March 31, 2010 approximately 40.7% of the overall sensitivity to interest rate risk and 33.9% to credit risk was related to the Life operations portfolio, despite these portfolios accounting for only 18.6% of the fixed income portfolio.

          The following table details the Company’s structured credit exposures by certain asset classes as well as ratings levels within the Company’s fixed income investment portfolio and the current net unrealized gain (loss) position at March 31, 2010:

(U.S. dollars in millions) Structured Credit:	AAA	AA	A	BBB	BB & Below	Total

CMBS
Fair value	$1,047.4	$164.2	$18.3	$10.9	$17.8	$1,258.6
Net unrealized (loss)	$15.9	$(4.4)	$(6.2)	$(1.8)	$(9.6)	$(6.1)
Non-Agency RMBS
Fair value	$230.9	$175.2	$138.9	$80.0	$594.9	$1,219.9
Net unrealized (loss)	$(23.7)	$(46.3)	$(71.6)	$(44.6)	$(296.6)	$(482.8)
Core CDOs (1)
Fair value	$58.0	$103.2	$285.5	$96.1	$182.3	$725.1
Net unrealized (loss)	$(6.5)	$(19.1)	$(103.0)	$(37.9)	$(133.3)	$(299.8)
Other Asset & Mortgage Backed Securities
Fair value	$780.6	$209.8	$236.6	$109.5	$28.9	$1,365.4
Net unrealized (loss)	$(1.3)	$(10.8)	$(7.1)	$(12.5)	$(24.7)	$(56.4)
Agency RMBS
Fair value	$6,045.3	$—	$—	$—	$—	$6,045.3
Net unrealized gain	$116.1	$—	$—	$—	$—	$116.1
Total
Fair value	$8,162.2	$652.4	$679.3	$296.5	$823.9	$10,614.3
Net unrealized (loss)	$100.5	$(80.6)	$(187.9)	$(96.8)	$(464.2)	$(729.0)

(1)	The Company defines Core CDOs as investments in non-mortgage collateralized debt obligations, primarily consisting of collateralized loan obligations.

          The following table details the current exposures to Non-Agency RMBS and Core CDOs within the Company’s fixed income portfolio as well as the current net unrealized (loss) gain position at March 31, 2010 and December 31, 2009:

	March 31, 2010			December 31, 2009

(U.S. dollars in thousands)	Holding at Fair Value	Percent of Fixed Income Portfolio	Net Unrealized (Loss) Gain	Holding at Fair Value	Percent of Fixed Income Portfolio	Net Unrealized (Loss) Gain

Non-Agency RMBS:
Sub-prime first lien mortgages	$383,961	1.1%	$(222,577)	$377,609	1.1%	$(252,745)
Alt-A mortgages	320,149	0.9%	(181,047)	316,795	0.9%	(209,731)
Second lien mortgages (including sub-prime second lien mortgages)	37,727	0.1%	(16,370)	37,776	0.1%	(19,920)
ABS CDOs with sub-prime collateral	5,348	—%	446	5,429	—%	32
Prime RMBS	472,719	1.4%	(63,261)	484,004	1.4%	(88,153)

Total exposure to Non-Agency RMBS	$1,219,904	3.5%	$(482,809)	$1,221,613	3.5%	$(570,517)

Core CDOs	$725,092	2.1%	(299,789)	$700,884	2.1%	(333,257)

          Of the total Non-Agency RMBS with fair value exposure at March 31, 2010 and December 31, 2009 of $1,219.9 million and $1,221.6 million, respectively, approximately $33.6 million and $32.8 million, respectively, of the related securities had ratings dependent on guarantees issued by third party guarantors (i.e., monoline insurers). Decreases in the ratings of such third party guarantors would typically decrease the fair value of guaranteed securities; however, at March 31, 2010, in the event of non-performance at such date on the part of these third party guarantors, the Company estimated that the average credit quality of this portfolio would be ‘A’ and that approximately 91.8% would have remained investment grade at such date. In addition, of the total fixed income portfolio of $33.9 billion at March 31, 2010 and December 31, 2009, less than 2% were guaranteed by such third parties with no individual third party representing more than 1%.

          At March 31, 2010, the Company’s sub-prime and Alt-A exposures had adequate underlying loan characteristics and the Company believed at such date that the current amortized cost levels were at or below the discounted cash flow value of the holdings, based on an analysis of subordination levels relative to current expectations of house price declines, loss severities and default levels. The Company had approximately $265.6 million of Non-Agency RMBS downgraded during the quarter ended March 31, 2010. However, 51.2% of the Company’s holdings excluding operating cash remain rated investment grade at March 31, 2010.

          Refer to “Significant Items Affecting the Results of Operations” for further discussion surrounding the impact of credit market movements on the Company’s investment portfolio and exposure to sub-prime related assets.

          As noted in Item 8, Note 2 to the Consolidated Financial Statements, “Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the determination of the amount of OTTI varies by investment type and is based upon management’s periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management considers a wide range of factors about the securities and uses their best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Management updates its evaluations regularly and reflects additional impairments in net income as determinations are made. Management’s determination of the amount of the impairment taken on investments is highly subjective and could adversely impact the Company’s results of operations. There can be no assurance that management has accurately assessed the level of OTTI taken and reflected in the Company’s financial statements. Furthermore, additional impairments may need to be taken in the future. Historical trends may not be indicative of future impairments.

          Levels of write down or OTTI are also impacted by the Company’s assessment of the intent to sell securities that have declined in value until recovery. If, due to changes in circumstances, the Company determines to reposition or realign portions of the portfolio and the Company determines not to hold certain securities in an unrealized loss position to recovery, then the Company will incur OTTI charges, which charges could be significant.

          Fair Value Measurements of Assets and Liabilities

          The Company provides disclosures by level within the fair value hierarchy of the Company’s assets and liabilities that are carried at fair value in Item 1, Note 3 to the Consolidated Financial Statements, “Fair Value Measurements.” For a full description of the valuation methodologies utilized by the Company for all asset and liabilities carried at fair value, see Item 8, Notes 2 and 3 of the Consolidated Financial Statements, “Significant Accounting Policies” and “Fair Value Measurements,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

          At March 31, 2010, our Level 3 assets represented approximately 3.5% of our assets that are measured at fair value and less than 3% of our total assets. Our Level 3 liabilities represented approximately 97.8% of our liabilities that are measured at fair value and less than 1% of our total liabilities at March 31, 2010. As defined in the hierarchy, those assets and liabilities categorized as Level 3 have valuations determined using unobservable inputs. Unobservable inputs may include the entity’s own assumptions about market participant assumptions, applied to a modeled valuation; however, this is not the case with respect to the Company’s Level 3 assets and liabilities. The vast majority of the assets and liabilities classified as Level 3 are made up of those securities for which the values were obtained from brokers where either significant inputs were utilized in determining the value that were difficult to corroborate with observable market data, or sufficient information regarding the specific inputs utilized by the broker were not obtained to support a Level 2 classification. In limited instances, the Company utilized internal valuation models.

          At March 31, 2010, the Company did not have any liabilities that were carried at fair value based on Level 3 inputs other than derivative instruments in a liability position.

          At March 31, 2010, certain CDOs that were previously classified as Level 2 due to sufficient market data being available to allow a price to be determined and provided by third party pricing vendors, were transferred to Level 3 because third party vendor prices were no longer believed to be the most appropriate pricing source, therefore, broker quotes are the primary source of the valuations for these CDOs.

          During the fourth quarter of 2008, the Company determined that for certain of its CDOs (with a fair value of $483.2 million and a par value of $801.5 million at December 31, 2008) the trading activity was considered to be stressed transactions. The markets for CDOs had become extremely illiquid due to a number of factors including risk aversion and reduction of purchases among institutional buyers. As a result, the Company believed that broker bids reflected loss expectations that did not reflect fair values at which willing buyers and sellers would transact. The Company determined that internal models were more appropriate and better representative of the fair value at which these securities would be sold in an orderly market. However, as a result of numerous recent market factors, including increased volumes of trading, the Company believed that transactions in this market were no longer distressed and, accordingly, reverted to third-party vendor pricing sources where available as of December 31, 2009, and, where not available, broker quotes. As noted above, during the quarter ended March 31, 2010 valuations for the majority of CDOs were once again sourced from broker quotes. Accordingly, at March 31, 2010, the Company now carries these assets at a fair value of $560.5 million and a par value of $783.0 million within Level 3 of the fair value hierarchy.

          Controls over Valuation of Financial Instruments

          The Company performs quarterly reviews of the prices received from its third party valuation sources to assess if the prices represent a reasonable estimate of the fair value. This process is completed by investment and accounting personnel who are independent of those responsible for providing the valuations. These reviews include, but are not limited to, valuation comparisons between external sources and the completion of recurring reviews of third party pricing services methodologies. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon available market data, the price received from one third party may be substituted for another or, in limited circumstances, management may determine that an adjustment is required to a third party value. In addition, similar valuation controls are followed by external parties responsible for sourcing appropriate valuations from third parties on the Company’s behalf which provides additional support regarding the reasonableness of the fair values recorded in the Company’s financial statements.

          Unpaid Losses and Loss Expenses

          The Company establishes reserves to provide for estimated claims, the general expenses of administering the claims adjustment process and losses incurred but not reported. These reserves are calculated using actuarial and other reserving techniques to project the estimated ultimate net liability for losses and loss expenses. The Company’s reserving practices and the establishment of any particular reserve reflects management’s judgment concerning sound financial practice and do not represent any admission of liability with respect to any claims made against the Company.

Unpaid losses and loss expenses totaled $20.7 billion at March 31, 2010, and $20.8 billion at December 31, 2009. The table below represents a reconciliation of the Company’s P&C unpaid losses and loss expenses for the three months ended March 31, 2010:

(U.S. dollars in thousands)	(Unaudited) Gross unpaid losses and loss expenses	(Unaudited) Unpaid losses and loss expenses recoverable	(Unaudited) Net unpaid losses and loss expenses

Balance as at December 31, 2009	$20,823,524	$(3,557,391)	$17,266,133
Losses and loss expenses incurred	1,153,008	(260,808)	892,200
Losses and loss expenses paid/recovered	(1,073,302)	257,616	(815,686)
Foreign exchange and other	(233,117)	35,669	(197,448)

Balance as at March 31, 2010	$20,670,113	$(3,524,914)	$17,145,199

          While the Company reviews the adequacy of established reserves for unpaid losses and loss expenses regularly, no assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved. In the future, if such reserves develop adversely, such deficiency would have a negative impact on future results of operations. See “Unpaid Losses and Loss Expenses” in Item 1, “Critical Accounting Policies and Estimates” in Item 7 and Item 8, Note 12 to the Consolidated Financial Statements, each in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion.

          Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balances Receivable

          As a significant portion of the Company’s net premiums written incept in the first three months of the year, certain assets and liabilities have increased at March 31, 2010 compared to December 31, 2009. This includes deferred acquisition costs, unearned premiums, premiums receivable and prepaid reinsurance premiums.

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

          Unpaid losses and loss expense recoverables were $3.5 billion and $3.7 billion at March 31, 2010, and December 31, 2009, respectively. At March 31, 2010 and December 31, 2009, reinsurance balances receivable were $0.3 billion and $0.6 billion, respectively. The table below presents the Company’s net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable at March 31, 2010 and December 31, 2009.

(U.S. dollars in thousands)	(Unaudited) March 31, 2010	December 31, 2009

Reinsurance balances receivable	$399,965	$454,660
Reinsurance recoverable on future policy benefits	25,879	26,637
Reinsurance recoverable on unpaid losses and loss expenses	3,629,024	3,667,344
Bad debt reserve on unpaid losses and loss expenses recoverable and reinsurance balances receivable	(176,142)	(189,769)

Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$3,878,726	$3,958,872

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

          A downgrade below “A-” of the Company’s principal insurance and reinsurance subsidiaries by either S&P or A.M. Best, which is two notches below the current S&P financial strength rating of “A” (Negative) and the A.M. Best financial strength rating of “A” (Stable) of these subsidiaries, may trigger cancellation provisions in a significant amount of the Company’s assumed reinsurance agreements and may potentially require the Company to return unearned premiums to cedants. In addition, due to collateral posting requirements under the Company’s letter of credit and revolving credit facilities, such a downgrade may require the posting of cash collateral in support of certain “in use” portions of these facilities. Specifically, a downgrade below “A-” by A.M. Best would trigger such collateral requirements for the Company’s largest credit facility. In certain limited instances, such downgrades may require the Company to return cash or assets to counterparties or to settle derivative and/or other transactions with the respective counterparties. See Item 1, “Business – Ratings,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for further information. See Item 1A, “Risk Factors,” “A downgrade or potential downgrade in our financial strength and credit ratings by one or more rating agencies could materially and negatively impact our business, financial condition, results of operations and/or cash flows” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

          Holding Company Liquidity

          As a holding company, XL Capital Ltd has no operations of its own and its assets consist primarily of its investments in its subsidiaries. Accordingly, XL Capital Ltd’s future cash flows largely depend on the availability of dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries and states in which XL Capital Ltd’s subsidiaries operate, including, among others, Bermuda, New York, Ireland, Switzerland and the United Kingdom. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 Item 8, Note 26 to the Consolidated Financial Statements, “Statutory Financial Data,” for further discussion and details regarding the dividend capacity of the Company’s major operating subsidiaries. See also Item 1A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 “Risk Factors — Risks Related to the Company - Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends, make payments on our debt securities and make other payments.” The ability to pay such dividends is also limited by the regulations of the Society of Lloyd’s and certain contractual provisions. No assurance can be given that the Company’s subsidiaries will pay dividends in the future to XL Capital Ltd.

          At March 31,2010 the Holding Company, XL Capital Ltd, had cash and investments of $1.4 billion compared to $1.5 billion at December 31, 2009 (net of liabilities associated with cash sweeping arrangements).

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

          See also the Consolidated Statements of Cash Flows included in Item 1, Financial Statements, above.

          Sources of Liquidity for the Company

          At March 31, 2010, the consolidated Company had cash and cash equivalents of approximately $3.4 billion as compared to approximately $3.6 billion at December 31, 2009. There are three main sources of cash flows for the Company – those provided by operations, investing activities and financing activities.

          Operating Cash Flows

          Historically, cash receipts from operations, consisting of premiums and investment income, generally have provided sufficient funds to pay losses as well as operating expenses of the Company’s subsidiaries and to fund dividends to XL Capital Ltd. However, as a result of the combination of current soft market conditions, the decision to put the Life segment and certain P&C lines into run-off and lower investment yields, operating cash flows excluding extraordinary events are expected to be lower than prior years. Cash receipts from operations is generally derived from the receipt of investment income on the Company’s investment portfolio as well as the net receipt of premiums less claims and expenses related to the Company’s underwriting activities in its P&C operations as well as its Life operations segment. The Company’s operating subsidiaries provide liquidity in that premiums are generally received months or even years before losses are paid under the policies related to such premiums. Premiums and acquisition expenses are settled based on terms of trade as stipulated by an underwriting contract, and generally are received within the first year of inception of a policy when the premium is written, but can be up to three years on certain reinsurance business assumed. Operating expenses are generally paid within a year of being incurred. Claims especially for casualty business, may take a much longer time before they are reported and ultimately settled, requiring the establishment of reserves for unpaid losses and loss expenses. Therefore, the amount of claims paid in any one year is not necessarily related to the amount of net losses incurred, as reported in the consolidated statement of income.

          During the three months ended March 31, 2010, net cash flows provided by operating activities were $206.8 million compared to net cash flows used of $118.2 million for the same period in 2009. The cash flows provided in the three months ended March 31, 2010 resulted primarily from lower levels of claim payments from previous underwriting years being offset by premium income. During the first quarter of 2009 the cash flows used in operating activities were primarily as a result of claims payments associated with Hurricane Ike and Gustav losses.

          Investing Cash Flows

          Generally, positive cash flow from operations and financing activities is invested in the Company’s investment portfolio, including affiliates or acquisition of subsidiaries.

          Net cash used in investing activities was $253.8 million in the first three months ended March 31, 2010 compared to net cash provided of $1.2 billion for the same period in 2009. The 2010 cash outflow was mainly associated with normal purchase and sale of portfolio investments.

          Financing Cash Flows

          Cash flows related to financing activities include ordinary and preferred share related transactions, the payment of dividends, the issue or repayment of preferred ordinary shares and deposit liability transactions.

          During the three months ended March 31, 2010, net cash flows used in financing activities were $183.8 million. Net cash outflows related primarily to the redemption of Series C Preference Ordinary Shares, repayment of deposit liabilities and the payment of common and preferred dividends. For more information on the repurchase of debt please see Item 1, Note 7 to the Consolidated Financial Statements, “Share Capital”.

          In addition the Company maintains letter of credit facilities which provide liquidity. Details of these facilities are described below in “Capital Resources.”

Capital Resources

          At March 31, 2010 and December 31, 2009, the Company had total shareholders’ equity of $10.0 billion and $9.4 billion, respectively. In addition to ordinary share capital, the Company depends on external sources of financing to support its underwriting activities in the form of:

a.	debt;

b.	preference shares;

c.	contingent capital; and

d.	letter of credit facilities and other sources of collateral.

In particular, the Company requires, among other things:

▪

sufficient capital to maintain its financial strength and credit ratings, as issued by several ratings agencies, at levels considered necessary by management to enable the Company’s key operating subsidiaries to compete;

▪	sufficient capital to enable its regulated subsidiaries to meet the regulatory capital levels required in the U.S., the U.K., Bermuda, Ireland, Switzerland and other key markets;

▪

letters of credit and other forms of collateral that are required to be posted or deposited, as the case may be, by the Company’s operating subsidiaries that are “non-admitted” under U.S. state insurance regulations in order for the U.S. cedant to receive statutory credit for reinsurance. The Company also uses letters of credit to support its operations at Lloyd’s; and

▪	revolving credit to meet short-term liquidity needs.

The following risks are associated with the Company’s requirement to renew its credit facilities:

▪	the credit available from banks may be reduced resulting in the Company’s need to pledge its investment portfolio to customers. This could result in a lower investment yield;

▪	the Company may be downgraded by one or more rating agencies which could materially and negatively impact the Company’s business, financial condition, results of operations and/or liquidity; and

▪

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

          The following table summarizes the components of the Company’s current capital resources at March 31, 2010 and December 31, 2009:

(U.S. dollars in thousands)	March 31, 2010	December 31, 2009

Preferred share capital	$1,071,900	$1,182,673
Ordinary share capital	9,041,563	8,432,417

Total Ordinary and Preferred capital	$10,113,463	$9,615,090
Notes payable and debt	2,445,982	2,445,733

Total capital	$12,559,445	$12,060,823

a) Ordinary Share Capital

          The following table reconciles the opening and closing common equity positions at March 31, 2010 and December 31, 2009:

(U.S. dollars in thousands)	March 31, 2010	December 31, 2009

Ordinary share equity – beginning of period	$8,432,417	$5,116,831
Net income (loss) attributable to XL Capital Ltd.	143,880	74,991
Share repurchases	(1,840)	(626)
Share issues	8	741,291
Common share dividends	(34,312)	(136,804)
Preferred share dividends	(32,500)	(80,200)
Gain on redemption of Series C preference ordinary shares	16,616	211,816
Change in accumulated other comprehensive income	507,921	2,222,460
Impact of adoption of new authoritative OTTI guidance, net of tax	—	229,670
Share based compensation and other	9,373	52,988

Ordinary equity – end of period	$9,041,563	$8,432,417

b) Debt

          The following table presents the Company’s debt under outstanding securities and lenders’ commitments as at March 31, 2010:

				Payments Due by Period

Notes Payable and Debt (U.S. dollars in thousands)	Commitment/ Debt	In Use/ Outstanding	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years

5-year revolvers (1)	$1,000,000	$—	2010/2012	$—	$—	$—	$
5-year revolver	100,000	—	2010	—	—	—
6.50% Guaranteed Senior Notes	600,000	599,428	2012	—	600,000	—
5.25% Senior Notes	600,000	597,096	2014	—	—	600,000		—
8.25% Senior Notes	575,000	575,000	2021	—	—	—		575,000
6.375% Senior Notes	350,000	350,000	2024	—	—	—		350,000
6.25% Senior Notes	325,000	324,458	2027	—	—	—		325,000

Total	$3,550,000	$2,445,982		$—	$600,000	$600,000		$1,250,000

Adjustment to carrying value – impact of fair value hedge		15,415

Carrying value		$2,461,397

          “In Use” and “Outstanding” data represents March 31, 2010 accreted values. “Payments Due by Period” data represents ultimate redemption values.

(1)	The 2010 and 2012 5-year revolving credit facilities share a $1.0 billion revolving credit sublimit.

          In addition, see Item 1, Note 16 to the Consolidated Financial Statements, “Notes Payable and Debt and Financing Arrangements,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for further information.

          At March 31, 2010, banks and investors provided the Company and its subsidiaries with $3.6 billion of debt capacity, of which $2.4 billion was utilized by the Company. These facilities consist of:

▪	revolving credit facilities of $1.1 billion in aggregate.

▪

senior Unsecured Notes of approximately $2.4 billion. These notes require the Company to pay a fixed rate of interest during their terms. At March 31, 2010, there were five outstanding issues of senior unsecured notes:

▪

$600 million senior notes due January 2012, with a fixed coupon of 6.5%. The security is publicly traded. The notes were issued at $99.469 and gross proceeds were $596.8 million. Related expenses of the offering amounted to $7.9 million.

▪

$600 million senior notes due September 2014, with a fixed coupon of 5.25%. The security is publicly traded. The notes were issued in two tranches of $300 million aggregate principal amount each–one tranche at 99.432% and the other at 98.419%. Aggregate gross proceeds were $593.6 million. Related expenses of the offering amounted to $4 million.

▪

$575 million of senior notes due August 2021, with a fixed coupon of 8.25%. These securities are a component of the 10.75% Equity Security Units that are publicly traded. In addition to the coupon paid on the senior notes, quarterly contract adjustment payments at an annual rate of 2.50% per annum are paid on forward purchase contracts for the Company’s common shares for a total distribution of 10.75% per annum. The purchase contracts mature in 2011, and the senior notes mature in 2021. In August 2011, the senior notes will be remarketed whereby the interest rate will be reset in order to generate sufficient remarketing proceeds to satisfy the 10.75% Equity Security Unit holders’ obligations under the purchase contract.

▪

$350 million senior notes due November 2024, with a fixed coupon of 6.375%. The security is publicly traded. The notes were issued at 100.0% and gross proceeds were $350 million. Related expenses of the offering amounted to $2 million.

▪

$325 million of senior notes due 2027, with a fixed coupon of 6.25%. The security is publicly traded. The notes were issued at 99.805% and gross proceeds were $324.4 million. Related expenses of the offering amounted to $2.5 million.

c) Preferred shares

          At March 31, 2010 the Company’s preferred share capital was made up of $1.0 billion Series E Preference ordinary shares and $71.9 million Series C Preference ordinary shares. At December 31, 2009 the Company’s preferred share capital was made up of $1.0 billion Series E Preference ordinary shares and $182.7 million Series C Preference ordinary shares.

          On February 12, 2010, the Company repurchased approximately 4.4 million Series C Preference Ordinary Shares with a liquidation value of $110.8 million for approximately $94.2 million, which was a portion of its outstanding Series C Preference Ordinary Shares. As a result, a book value gain of approximately $16.6 million was recorded in the first quarter of 2010 to common shareholders. In addition, see Note 7 to the Consolidated Financial Statements, “Share Capital,” for further information.

          On March 26, 2009, the Company completed a cash tender offer for its outstanding Series C Preference Ordinary Shares that resulted in approximately 12.7 million Series C Preference Ordinary Shares with a liquidation value of $317.3 million being purchased by the Company for approximately $104.7 million plus accrued and unpaid dividends, combined with professional fees totaling $0.8 million. As a result, a book value gain of approximately $211.8 million was recorded in the first quarter of 2009 to ordinary shareholders. In addition, see Item 1, Note 7 to the Consolidated Financial Statements, “Share Capital,” above for further information.

d) Contingent Capital

          At March 31, 2010, the Company has one contingent capital transaction where the outstanding put option has not been exercised. No up-front proceeds were received by the Company under this transaction. In the event that the associated irrevocable put option agreement is exercised, proceeds previously raised from investors from the issuance of pass-through trust securities would be received in return for the issuance of preferred shares. See below for further details on this transaction.

          On December 5, 2006, the Company and certain operating subsidiaries (“Ceding Insurers”) entered into a securities issuance agreement (the “Securities Issuance Agreement”), and certain of the Company’s foreign insurance and reinsurance subsidiaries (“Ceding Insurers”) entered into an excess of loss reinsurance agreement (the “Reinsurance Agreement”), with Stoneheath Re (“Stoneheath”). The net effect of these agreements to the Company is the creation of a contingent put option to issue $350.0 million of preference ordinary shares in the aggregate. The agreements provide the Company with a Reinsurance Collateral Account in support of certain covered perils named in the Reinsurance Agreement. The covered perils include United States wind, European wind, California earthquake and terrorism worldwide. After an initial three-month period, the covered perils as well as the attachment points and aggregate retention amounts may be changed by the Ceding Insurers in their sole discretion. This may result in a material increase or decrease in the likelihood of payment under the Reinsurance Agreement. On each date on which a Ceding Insurer withdraws funds from the Reinsurance Collateral Account, the Company must issue and deliver to Stoneheath an amount of XL Capital Ltd Series D Preference Shares (the “XL Preferred Securities”) having an aggregate liquidation preference that is equal to the amount of funds so withdrawn from the Collateral Account. The Company is obligated to reimburse Stoneheath for certain fees and ordinary expenses. The initial term of the Reinsurance Agreement was for the period from the Closing Date through June 30, 2007, with four annual mandatory extensions through June 30, 2011 (unless coverage is exhausted thereunder prior to such date). The Ceding Insurers may thereafter extend the Reinsurance Agreement at their option for additional calendar quarters without limit (unless coverage is exhausted thereunder). The contingent put option is recorded at fair value with changes in fair value recognized in earnings. The XL Preferred Securities, if issued, will pay dividends on a non-cumulative basis at a fixed rate of 6.868% per annum through October 15, 2011 and thereafter at a floating rate based on 3-month LIBOR, plus 3.12%.

e) Letter of Credit Facilities and other sources of collateral

          At March 31, 2010, the Company had six letter of credit facilities in place with total availability of $7.25 billion, of which $2.8 billion was utilized.

				Amount of Commitment Expiration per period

Other Commercial Commitments (U.S. dollars in thousands)	Commitment	In Use	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years

Letter of Credit Facility	$250,000	113,086	Continuous	—	—	—	—
Letter of Credit Facility (1)	2,250,000	—	2010	2,250,000	—	—	—
Letter of Credit Facility (1)	4,000,000	2,216,523	2012	—	4,000,000	—	—
Letter of Credit Facility	21	21	Continuous	—	—	—	—
Letter of Credit Facility	93	93	Continuous	—	—	—	—
Letter of Credit Facility	750,000	493,404	Continuous	—	—	—	—

Six letter of credit facilities	$7,250,114	$2,823,127		$2,250,000	$4,000,000	—	—

(1)	Of the total letter of credit facilities above, $1 billion is also included in the revolvers under notes payable and debt.

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

For further information, see the Risk Factor titled “A downgrade or potential downgrade in our financial strength and credit ratings by one or more rating agencies could materially and negatively impact our business, financial condition, results of operations and/or cash flows” in Item 1A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

          The following are the financial strength and claims paying ratings at May 4, 2010 from internationally recognized rating agencies in relation to the Company’s principal insurance and reinsurance subsidiaries and pools:

Rating agency	Rating

A.M. Best	A	(Stable	)
Standard & Poor’s	A	(Negative	)
Moody’s Investor Services	A2	(Stable	)
Fitch	A	(Negative	)

          In addition, at May 4, 2010 XL Capital Ltd had the following long-term debt ratings: ‘bbb’ (Stable) from A.M. Best, ‘BBB+’ (Negative) from S&P, ‘Baa2’ (Stable) from Moody’s and ‘BBB+’ (Negative) from Fitch.

          Other

          For information regarding cross-default and certain other provisions in the Company’s debt and convertible securities documents, see Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

          All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following: (i) changes in ratings, rating agency policies or practices; (ii) changes in the size of the Company’s claims relating to natural catastrophe losses due to the preliminary nature of some reports and estimates of loss and damage to date; (iii) trends in rates for property and casualty insurance and reinsurance; (iv) the timely and full recoverability of reinsurance placed by the Company with third parties, or other amounts due to the Company; (v) changes in the projected amount of ceded reinsurance recoverables and the ratings and creditworthiness of reinsurers; (vi) the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by the Company; (vii) ineffectiveness or obsolescence of the Company’s business strategy due to changes in current or future market conditions; (viii) increased competition on the basis of pricing, capacity, coverage terms or other factors; (ix) greater frequency or severity of claims and loss activity than the Company’s underwriting, reserving or investment practices anticipate based on historical experience or industry data; (x) the effects of inflation on our business, including on pricing and reserving; (xi) developments, including uncertainties related to the depth and duration of the current recession, and future volatility, in the world’s credit, financial and capital markets that adversely affect the performance and valuation of XL’s investments or access to such markets; (xii) the potential impact on the Company from government-mandated insurance coverage for acts of terrorism; (xiii) the potential for changes to methodologies, estimations and assumptions that underlie the valuation of the Company’s financial instruments that could result in changes to investment valuations; (xiv) changes to the Company’s assessment as to whether it is more likely than not that the Company will be required to sell, or has the intent to sell, available for sale debt securities before their anticipated recovery; (xv) developments in bankruptcy proceedings or other developments related to bankruptcies of companies insofar as they affect property and casualty insurance and reinsurance coverages or claims that the Company may have as a counterparty; (xvi) availability of borrowings and letters of credit under the Company’s credit facilities; (xvii) the ability of the Company’s subsidiaries to pay dividends to the holding company, XL Capital Ltd; (xviii) the potential effect of regulatory developments in the jurisdictions in which the Company operates, including those which could impact the financial markets or increase the Company’s business costs and required capital levels; (xix) changes in regulation or tax laws applicable to the Company or its subsidiaries, brokers or customers; (xx) acceptance of the Company’s products and services, including new products and services; (xxi) changes in the availability, cost or quality of reinsurance; (xxii) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xxiii) loss of key personnel; (xxiv) the effects of mergers, acquisitions and divestitures; (xxv) changes in accounting policies or practices or the application thereof; (xxvi) legislative or regulatory developments including, but not limited to, changes in regulatory capital balances that must be maintained by the Company’s operating subsidiaries and governmental actions for the purpose of stabilizing the financial markets; (xxvii) other changes in general economic conditions, including changes in interest rates, credit spreads, foreign currency exchange rates, inflation and other factors; (xxviii) the effects of business disruption or economic contraction due to war, terrorism or other hostilities; (xxix) changes in applicable tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof; (xxx) the satisfaction of conditions to the completion of XL’s previously announced redomestication to Ireland from the Cayman Islands within the expected time frame or at all; (xxxi) XL’s ability to realize the expected benefits from the redomestication; (xxxii) the occurrence of difficulties in connection with the redomestication; (xxxiii) any unanticipated costs in connection with the redomestication; and (xxxiv) the other factors set forth in the Company’s other documents on file with the SEC. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by the federal securities laws.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Except as described below, there have been no material changes in the Company’s market risk exposures or how those exposures are managed since December 31, 2009. The following discussion should be read in conjunction with “Quantitative and Qualitative Disclosures about Market Risk,” presented under Item 7A of the Company’s Form 10-K for the year ended December 31, 2009.

          Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. The Company is principally exposed to the following market risks: interest rate risk; foreign currency exchange rate risk; equity price risk; credit risk; and other related market risks.

          The Company’s investment market risk arises from its investment portfolio which consists of fixed income securities, alternative investments, public equities, private investments, derivatives, other investments, and cash, denominated in both U.S. and foreign currencies, which are sensitive to changes in interest rates, credit spreads, equity prices, foreign currency exchange rates and other related market risks. The Company’s fixed income and equity securities are classified as available for sale, and as such changes in interest rates, credit spreads on corporate and structured credit, equity prices, foreign currency exchange rates or other related market instruments will have an immediate effect on comprehensive income and shareholders’ equity but will not ordinarily have an immediate effect on net income. Nevertheless, changes in interest rates, credit spreads, equity prices and other related market instruments effect consolidated net income when, and if, a security is sold or impaired.

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

Interest Rate Risk

          The Company’s fixed income portfolio is exposed to interest rate risk. Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The Company manages interest rate risk within the context of its overall asset liability management strategy by setting duration targets for its investment portfolio in line with the estimated duration of its liabilities, thus mitigating the overall economic effect of interest rate risk. Nevertheless, the Company remains exposed to interest rate risk from an accounting standpoint since the assets are marked to market, thus subject to market conditions, while liabilities are accrued at a static rate. The hypothetical case of an immediate 100 basis point adverse parallel shift in global bond curves as at March 31, 2010, would decrease the fair value of the Company’s fixed income portfolio by approximately 3.8% or $1.3 billion.

Foreign Currency Exchange Rate Risk

          Many of the Company’s non-U.S. subsidiaries maintain both assets and liabilities in local currencies. Foreign currency exchange rate gains and losses arise for accounting purposes when net assets or liabilities are denominated in foreign currencies that differ from the functional currency of those subsidiaries. While unrealized foreign exchange gains and losses on underwriting balances are reported in earnings, the offsetting unrealized gains and losses on invested assets are recorded as a separate component of shareholders’ equity, to the extent that the asset currency does not match that entity’s functional currency. This results in an accounting mismatch that will result in foreign exchange gains or losses in the consolidated statements of income depending on the movement in certain currencies. In order to improve administrative efficiencies as well as to address this accounting imbalance, the Company formed several branches with Euro and U.K. Sterling functional currencies during 2006, 2007 and 2008. Management continues to focus on attempting to limit this type of exposure in the future.

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

          The principal currencies creating foreign exchange risk for the Company are the British pound Sterling, the Euro, the Swiss Franc, and the Canadian dollar. The Company’s net notional foreign currency denominated exposure on foreign exchange contracts was $782.7 million and $859.7 million at March 31, 2010 and March 31, 2009, respectively, with a net unrealized gain of $10.6 million and a net unrealized loss of $0.8 million at March 31, 2010 and March 31, 2009, respectively.

Equity Price Risk

          The Company’s equity portfolio as well as other investments, primarily representing certain derivatives and certain affiliate investments, are exposed to equity price risk. Equity price risk is the potential loss arising from changes in the market value of equities. An immediate hypothetical 10% change in the value of equity exposures in the Company’s equity portfolio, certain equity-sensitive alternate investment managers and private equity investments would affect the fair value of these investments by approximately $56.0 million at March 31, 2010. This excludes exposures to equities in the Company’s affiliate investments.

         At March 31, 2010, the Company’s equity portfolio was approximately $27.9 million as compared to $12.0 million at December 31, 2009. This excludes fixed income fund investments that generally do not have the risk characteristics of equity investments. At March 31, 2010 and December 31, 2009, the Company’s allocation to equity securities was a negligible percentage of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased).

Credit Risk

          The Company’s exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. A widening of credit spreads will increase the net unrealized loss position of the investment portfolio, will increase losses associated with credit based non-qualifying derivatives where the Company assumes credit exposure, and, if issuer credit spreads increase significantly or for an extended period of time, would likely result in higher other-than-temporary impairments. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. In addition, market volatility can make it difficult to value certain of the Company’s securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on the Company’s consolidated results of operations or financial condition. Credit spreads on both corporate and structured securities tightened during the quarter ended March 31, 2010, resulting in a recovery of market values. Continuing challenges include continued weakness in the U.S. real estate market and increased mortgage delinquencies, investor anxiety over the U.S. economy, rating agency downgrades of various structured products and financial issuers, unresolved issues with structured investment vehicles and monolines, deleveraging of financial institutions and alternative funds and a serious dislocation in the inter-bank market. If significant, continued volatility, changes in interest rates, changes in credit spreads and defaults, a lack of pricing transparency, market liquidity, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. dollar, individually or in tandem, could have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows through realized losses, impairments, and changes in unrealized positions.

          The Company’s exposure to market movements related to credit risk is primarily due to its investment portfolio, receivable and ceded reinsurance balances. Within the investment portfolio, credit risk is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries or countries. In addition, credit risk pertains to adverse change in the creditworthiness of the Company’s reinsurers and retrocessionaires, and their ability to pay certain reinsurance receivable and recoverable balances. The hypothetical case of an immediate 25 basis point increase in all the global corporate and structured credit spreads to which the Company’s fixed income portfolio is exposed at March 31, 2010 would decrease the fair value of the Company’s fixed income portfolio by approximately $270.6 million. This excludes exposure to credit in the Company’s alternative investments, private investments, and counterparty exposure.

          The table below shows the Company’s aggregate fixed income portfolio by credit rating in percentage terms of the Company’s aggregate fixed income exposure (including fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased) at March 31, 2010.

Percentage of Aggregate Fixed Income Portfolio

AAA	54.1
AA	14.8
A	20.1
BBB	7.1
BB & below	3.9
NR	0.0

Total (1)	100.0%

(1)	Included in the above are $587.2 million, or 1.7% of the portfolio which represents medium term notes rated at the average credit rating of the underlying asset pools backing the notes.

          At March 31, 2010, the average credit quality of the Company’s aggregate fixed income investment portfolio was “AA”, excluding operating cash.

          The Company is closely monitoring its corporate financial bond holdings in light of the current credit market conditions. The table below summarizes the Company’s significant exposures (defined as bonds issued by financial institutions with an amortized cost in excess of $50.0 million) to corporate bonds of financial issuers held within its available for sale investment portfolio at March 31, 2010, representing both amortized cost and unrealized gains (losses):

(U.S. dollars in millions)

Issuer (by Global Ultimate Parent)	Amortized Cost March 31, 2010 (1)	Unrealized Gain/ (Loss) March 31, 2010

Bank Of America Corporation	$236.6	$(9.8)
Lloyds Banking Group Plc	167.3	3.9
The Goldman Sachs Group Inc.	140.9	(0.1)
Wells Fargo & Company	133.5	2.2
Morgan Stanley	131.4	3.2
Citigroup Inc	130.4	(6.2)
Barclays Plc	125.1	(17.3)
HSBC Holdings Plc	121.2	(1.5)
BNP Paribas	116.2	(3.1)
JP Morgan Chase & Co	112.7	(4.3)
Banco Santander S.A	112.4	(16.4)
Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A.	102.6	(0.9)
Australia And New Zealand Banking Group Limited	89.8	1.7
AIG Inc	84.0	(5.0)
National Australia Bank Limited	83.4	(2.0)
Aviva Plc	78.0	(11.1)
Credit Suisse Group AG	72.4	1.0
RFS Holdings B.V.	65.6	3.5
Nationwide Building Society	64.8	(4.8)
Assicurazioni Generali S.P.A.	57.5	(5.8)
Legal & General Group Plc	56.7	(8.2)
Credit Agricole SA	56.0	(4.9)
Danske Bank A/S	52.6	(6.7)
Northern Rock Plc	51.9	(0.5)
Unicredit S.P.A.	51.2	(6.5)
Standard Chartered Plc	51.0	(1.5)

(1)	Government-guaranteed paper has been excluded from the above figures.

          Within the Company’s corporate financial bond holdings, the Company is further monitoring its exposures to hybrid securities, representing Tier One and Upper Tier Two securities of various financial institutions. The following table summarizes the top ten exposures to hybrid securities, listed by amortized cost representing both amortized cost and unrealized (losses):

(U.S. dollars in millions)

Issuer (by Global Ultimate Parent)	Tier One Amortized Cost March 31, 2010	Upper Tier Two Amortized Cost March 31, 2010	Total Amortized Cost March 31, 2010	Net Unrealized (Loss) March 31, 2010

Barclays, Plc	$52.8	$56.7	$109.5	$(16.7)
Banco Santander, S.A.	46.3	34.9	81.2	(15.3)
Assicurazioni Generali S.P.A	57.5	—	57.5	(5.8)
Aviva PLC	5.5	51.9	57.4	(9.1)
Danske Bank A/S	33.0	19.5	52.5	(6.5)
Credit Agricole SA	10.2	40.1	50.3	(5.0)
Unicredit S.P.A.	43.5	—	43.5	(6.9)
Bank of America Corporation	28.9	—	28.9	(7.5)
Nordea Bank AB (PUBL)	—	27.7	27.7	(1.2)
BNP Paribas	27.2	—	27.2	(3.2)

Total	$304.9	$230.8	$535.7	$(77.2)

          At March 31, 2010, the top 10 corporate holdings listed below represent the direct exposure to the corporations listed below, including their subsidiaries, and excludes any securitized, credit enhanced and collateralized asset or mortgage backed securities, cash and cash equivalents, pooled notes and any OTC derivative counterparty exposure, if applicable.

Top 10 Corporate Holdings (1)	Percentage of Aggregate Fixed Income Portfolio (2)

Bank of America Corporation	0.70%
General Electric Company	0.60%
Pfizer Inc.	0.60%
Lloyds Banking Group PLC	0.53%
Wal-Mart Stores, Inc.	0.48%
AT&T Inc.	0.47%
Verizon Communications, Inc.	0.47%
Conocophillips	0.44%
BP PLC	0.44%
The Goldman Sachs Group, Inc.	0.44%

(1)	Corporate issuers exclude government-backed, government-sponsored enterprises and cash and cash equivalents.

(2)	Includes fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased and excludes government-guaranteed paper.

          At March 31, 2010, the top 5 corporate sector exposures listed below represented 26.5% of the aggregate fixed income investment portfolio and 79.7% of all corporate holdings.

(U.S. dollars in millions)

Top 5 Sector Exposures	Fair Value	Percentage of Aggregate Fixed Income Portfolio

Financials (1)	$4,155.5	12.3%
Consumer, Non-Cyclical	1,883.8	5.6%
Utilities	1,082.6	3.2%
Communications	951.5	2.8%
Energy	869.9	2.6%

Total	$8,943.3	26.5%

(1)	Government-guaranteed paper has been excluded from the above figures.

          The Company also has exposure to market movement related to credit risk associated with its mortgage-backed and asset-backed securities. The table below shows the breakdown of the $10.6 billion structured credit portfolio, of which 76.9% is AAA rated:

(U.S. dollars in millions)	Fair Value	Percentage of Structured Portfolio

CMBS	$1,258.6	11.9%
Agency RMBS	6,045.3	57.0%
Prime RMBS	472.7	4.5%
Core CDO (non-ABS CDOs and CLOs)	725.1	6.8%
Other ABS:
ABS – Auto	231.8	2.2%
ABS – Credit Cards	247.7	2.3%
ABS – Other	886.0	8.2%
Topical:
Sub-prime first lien	384.0	3.6%
Alt-A	320.1	3.0%
Second lien (including sub-prime second lien mortgages)	37.7	0.4%
ABS CDO’s with sub-prime collateral	5.3	0.1%

Total	$10,614.3	100%

          Within the Company’s fixed income portfolios, the Company is further monitoring its exposures to holdings representing risk in certain Eurozone countries. In particular, the Company has government holdings of $34.5 million, corporate holdings of $485.6 million and structured credit holdings of $7.9 million in Greece, Ireland, Italy, Portugal and Spain. The corporate holdings primarily consist of multinationals with low reliance on local economics and systemically important industries such as utilities and telecoms.

          For further discussion of the exposure to credit market movements in the Company’s investment portfolio see the Investment Value-at-Risk section below.

          Credit derivatives are purchased within the Company’s investment portfolio, have been sold through a limited number of contracts written as part of the Company’s previous XL Financial Solutions business, and were previously entered into through the Company’s prior reinsurance agreements with Syncora, as described below. From time to time, the Company may purchase credit default swaps to hedge an existing position or concentration of holdings. The credit derivatives are recorded at fair value. Following the secondary sale of Syncora common shares, the Company retained some credit derivative exposures written by Syncora and certain of its subsidiaries through reinsurance agreements that had certain derivatives exposures embedded within them. Following the closing of the Master Agreement which terminated certain reinsurance and other agreements, these credit derivative exposures were eliminated by virtue of the commutation of the relevant reinsurance agreements. At March 31, 2010, the remaining credit derivative exposure outside of the Company’s investment portfolio consisted of 2 contracts written by the Company that provide credit protection on senior tranches of structured finance transactions with total insured contractual payments outstanding of $265.5 million ($240.9 million principal and $24.6 million interest), weighted average contractual term to maturity of 5.7 years, a total liability recorded of $22.4 million and an average rating of A underlying obligations. At March 31, 2010, there have been no reported events of default on the underlying obligations.

          The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, alternatives and other investment funds and other institutions. Many of these transactions expose the Company to credit risk in the event of default of the Company’s counterparty. In addition, with respect to secured transactions, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be sold or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure that is due. The Company also has exposure to financial institutions in the form of unsecured debt instruments, derivative transactions, revolving credit facility and letter of credit commitments and equity investments. There can be no assurance that any such losses or impairments to the carrying value of these assets would not materially and adversely affect the Company’s business and results of operations.

          With regards to unpaid losses and loss expenses recoverable and reinsurance balances receivable, the Company has credit risk should any of its reinsurers be unable or unwilling to settle amounts due to the Company; however, these exposures are not marked to market. For further information relating to reinsurer credit risk, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balances Receivable.”

          The Company is exposed to credit risk in the event of non-performance by the other parties to its derivative instruments in general; however, the Company does not anticipate non-performance. The difference between the notional principal amounts and the associated market value is the Company’s maximum credit exposure.

Other Market Risks

          The Company’s private investment portfolio is invested in limited partnerships and other entities which are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments, and risks specific to startup or small companies. At March 31, 2010, the Company’s exposure to private investments was $332.1 million, as compared to $322.4 million at December 31, 2009.

          The Company’s alternative investment portfolio, which is exposed to equity and credit risk as well as certain other market risks, had a total exposure of $822.7 million making up approximately 2.3% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) at March 31, 2010, as compared to December 31, 2009, where the Company had a total exposure of $800.2 million representing approximately 2.4% of the total investment portfolio. The VaR associated with the alternative investment portfolio at March 31, 2010 based on a 95% confidence level with a one year holding period, excluding foreign exchange risk, was approximately $53.3 million.

          At March 31, 2010, bond and stock index futures outstanding had a net long position of $145.5 million as compared to a net long position of $81.8 million at December 31, 2009. A 10% appreciation or depreciation of the underlying exposure to these derivative instruments would have resulted in realized gains or realized losses of $14.6 million at March 31, 2010 and $8.2 million at December 31, 2009, respectively. The Company may reduce its exposure to these futures through offsetting transactions, including options and forwards.

          The Company invests a portion of its invested assets in investment funds, many of which make private equity investments. The amount and timing of income from such investment funds tend to be uneven as a result of the performance of the underlying investments, including private equity investments. As a result, the amount of income that the Company records from these investments can vary substantially from quarter to quarter. Recent equity and credit market volatility may reduce net income from investment affiliates for these type of investments. The timing of distributions from the funds, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash, can be difficult to predict.

Investment Value-at-Risk (VaR)

          The VaR of the investment portfolio at March 31, 2010, based on a 95% confidence level with a one year holding period, excluding foreign exchange risk, was approximately $1,035.3 million as compared to $1,415.0 million at December 31, 2009. The VaR of all investment related derivatives excluding investments in affiliates and other investments was approximately $36.6 million as at March 31, 2010 as compared to $44.5 million at December 31, 2009. The Company’s investment portfolio VaR as at March 31, 2010 is not necessarily indicative of future VaR levels.

          To complement the VaR analysis based on normal market environments, the Company considers the impact on the investment portfolio of several different historical stress periods to analyze the effect of unusual market conditions. The Company establishes certain historical stress test scenarios that are applied to the actual investment portfolio. As these stress tests and estimated gains and losses are based on historical events, they will not necessarily reflect future stress events or gains and losses from such events. The results of the stress test scenarios are reviewed on a regular basis to ensure they are appropriate, based on current shareholders equity, market conditions and the Company’s total risk tolerance.

          Given the investment portfolio allocations as at March 31, 2010, the Company would expect to lose approximately 3.9% of the portfolio excluding foreign exchange movements, if the most damaging event stress tested was repeated, all other things held equal, as compared to 3.8% at December 31, 2009. Given the investment portfolio allocations at March 31, 2010 and December 31, 2009, the Company would expect to gain approximately 11.7% of the portfolio if the most favorable event stress tested was repeated, all other things held equal. The Company assumes that no action is taken during the stress period to either liquidate or rebalance the portfolio. The Company believes that this fairly reflects the potential decreased liquidity that is often associated with distressed market environments.

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

          Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

          The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that all material information relating to the Company required to be included in this report has been made known to them in a timely fashion.

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

          Commencing in March 2008, the Company and two of its subsidiaries were named, along with approximately 20 other providers and insurers of municipal Guaranteed Investment Contracts and similar derivative products in the U.S. (collectively “Municipal Derivatives”) as well as fourteen brokers of such products, in several purported federal antitrust class actions. The Judicial Panel on Multidistrict Litigation ordered that these be consolidated for pretrial purposes and assigned them to the Southern District of New York. The consolidated amended complaint filed in August 2008 alleges that there was a conspiracy among the defendants during the period from January 1, 1992 to the present to rig bids and otherwise unlawfully decrease the yield for Municipal Derivative products. The purported class of plaintiffs consists of purchasers of Municipal Derivatives. On October 21, 2008 most of the defendants filed motions to dismiss the consolidated amended complaint. The District Judge granted the motions by order dated April 29, 2009, but allowed plaintiffs leave to file a second amended complaint. Plaintiffs filed a Second Consolidated Amended Class Action Complaint on June 18, 2009, but did not include the Company or any subsidiaries as a defendant. The remaining defendants in that action again moved to dismiss, which motion was denied by the Court on March 25, 2010.

          In addition, the Company and three subsidiaries of the Company (along with numerous other parties) were named as defendants in eleven individual (i.e., non-class) actions filed by various municipalities or other local government bodies in California state and federal courts. The allegations are similar to the allegations in the Second Consolidated Amended Class Action Complaint described above. The defendants removed the state court cases to federal court, and all eleven cases were then transferred to the Southern District of New York by the Judicial Panel on Multidistrict Litigation. On April 26, 2010, the District Judge dismissed all eleven cases against the Company and its subsidiaries without prejudice, but denied motions to dismiss as respects most of the other defendants.

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

          The Company and one of its subsidiaries (collectively “XL”), Syncora, four Syncora officers, and various underwriters of Syncora securities were named in a Consolidated Amended Complaint (“CAC”) filed in August 2008 on behalf of shareholders of Syncora in the Southern District of New York. The CAC alleges violations of the Securities Act of 1933 arising out of the secondary public offering of Syncora common shares held by XL on June 6, 2007 and sales/exchanges by Syncora of certain preferred shares as well as under the Securities Exchange Act of 1934 arising out of trading in Syncora securities during the asserted class period of March 15, 2007 to March 17, 2008. The principal allegations are that Syncora failed to appropriately and timely disclose its exposures under certain derivative contracts and insurance of tranches of structured securities. XL is named as a party that “controlled” Syncora during the relevant time period. By Order dated March 31, 2010, Judge Deborah Batts granted motions to dismiss all claims asserted in the CAC as against all defendants principally on the basis of absence of loss causation. Judge Batts, however, granted the Plaintiffs leave to amend the CAC. The Company will vigorously defend any future amended complaint.

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

          Refer to Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for further information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          (c) Purchases of Equity Securities by the Issuer and Affiliate Purchasers

          The following table provides information about purchases by the Company during the three months ended March 31, 2010 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

January 1-31, 2010	8,067	18.63	—	$375.5 million
February 1-28, 2010	—	—	—	$375.5 million
March 1-31, 2010	90,829	$18.62	—	$375.5 million

Total	98,896	$18.62	—	$375.5 million

(1)

All shares were purchased in connection with the vesting of restricted shares granted under the Company’s restricted stock plan. All of these purchases were made in connection with satisfying tax withholding obligations of those employees. These shares were not purchased as part of the Company’s share repurchase program noted below.

(2)

On September 24, 2007, the Board of Directors of the Company approved a share repurchase program, authorizing the Company to repurchase up to $500.0 million of its Class A ordinary shares. During the quarter ended March 31, 2010, no share repurchases were made under the share repurchase program. As at March 31, 2010, the Company could repurchase $375.5 million of its equity securities under the share repurchase program.

ITEM 6.	EXHIBITS

10.1**	Form of Restricted Stock Unit Award Agreement.

10.2**	Form of Restricted Stock Unit Award Agreement (for Employees Subject to IRC Section 457A).

10.3**	Form of Performance Unit Award Agreement.

10.4**	Form of Performance Unit Award Agreement (for Employees Subject to IRC Section 457A).

10.5**	Form of Option Award Agreement.

10.6**	2009 Cash Long Term Incentive Program.

31**	Rule 13a-14(a)/15d-14(a) Certifications.

32**	Section 1350 Certification.

**	Filed herewith

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2010
XL Capital Ltd
(Registrant)
/s/ MICHAEL S. MCGAVICK

Name: Michael S. McGavick
Title: Chief Executive Officer and Director
XL Capital Ltd

Date: May 6, 2010
/s/ SIMON RICH

Name: Simon Rich
Title: Senior Vice President and Interim Chief Financial Officer
XL Capital Ltd