Form 10-Q
period 2010-06-30
XL GROUP PLC
filed 2010-08-06
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 1-10804

XL GROUP
Public Limited Company
(Exact name of registrant as specified in its charter)

Ireland	98-0665416
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

No. 1 Hatch Street Upper, 4th Floor, Dublin 2, Ireland
(Address of principal executive offices and zip code)
+353 (1) 405-2033
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
Yes ☐ No ☒

          As of August 4, 2010, there were 342,010,919 outstanding Class A Ordinary Shares, $0.01 par value per share, of the registrant.

XL GROUP PUBLIC LIMITED COMPANY

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

XL CAPITAL LTD

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share amounts)	(Unaudited) June 30, 2010	December 31, 2009

A S S E T S
Investments:
Fixed maturities, at fair value (amortized cost: 2010, $27,995,736; 2009, $28,798,504)	$27,681,839	$27,512,032
Equity securities, at fair value (cost: 2010, $16,091; 2009, $12,344)	19,975	17,779
Short-term investments, at fair value (amortized cost: 2010, $1,544,344; 2009, $1,767,197)	1,552,301	1,777,360

Total investments available for sale	29,254,115	29,307,171
Fixed maturities, held to maturity at amortized cost (fair value: 2010, $504,726; 2009, $530,319)	$468,738	$546,067
Investments in affiliates	1,080,570	1,185,604
Other investments	858,636	783,189

Total investments	31,662,059	31,822,031
Cash and cash equivalents	3,801,194	3,643,697
Accrued investment income	326,297	350,055
Deferred acquisition costs	650,937	654,065
Ceded unearned premiums	783,132	711,875
Premiums receivable	2,756,348	2,597,602
Reinsurance balances receivable	236,054	374,844
Unpaid losses and loss expenses recoverable	3,454,004	3,584,028
Net receivable from investments sold	—	84,617
Goodwill and other intangible assets	835,865	845,129
Deferred tax asset	169,590	240,425
Other assets	646,939	717,864

Total assets	$45,322,419	$45,626,232

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Liabilities:
Unpaid losses and loss expenses	$20,153,892	$20,823,524
Deposit liabilities	2,252,124	2,208,699
Future policy benefit reserves	4,892,612	5,490,119
Unearned premiums	3,842,364	3,651,310
Notes payable and debt	2,467,392	2,451,417
Reinsurance balances payable	327,064	378,887
Net payable for investments purchased	2,522	36,979
Deferred tax liability	82,748	46,557
Other liabilities	722,569	923,650

Total liabilities	$34,743,287	$36,011,142

Commitments and Contingencies
Redeemable Series C preference ordinary shares, 20,000,000 authorized, par value $0.01 Issued and outstanding: (2010, 2,876,000; 2009, 7,306,920)	$71,900	$182,673
Shareholders’ Equity:
Noncontrolling interest in equity of consolidated subsidiaries	$2,228	$2,305
Series E preference ordinary shares, 1,000,000 authorized, par value $0.01 Issued and outstanding: (2010, 1,000,000; 2009, 1,000,000)	10	10
Class A ordinary shares, 999,990,000 authorized, par value $0.01 Issued and outstanding: (2010, 342,010,919; 2009, 342,118,986)	3,421	3,421
Additional paid in capital	10,494,675	10,474,688
Accumulated other comprehensive income (loss)	(338,733)	(1,142,467)
Retained earnings	345,631	94,460

Total shareholders’ equity	$10,507,232	$9,432,417

Total liabilities, redeemable preference ordinary shares and shareholders’ equity	$45,322,419	$45,626,232

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD

CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,

(U.S. dollars in thousands, except share amounts)	2010	2009	2010	2009

Revenues:
Net premiums earned	$1,302,761	$1,429,700	$2,671,246	$2,881,221
Net investment income	302,594	328,348	610,918	676,314
Realized investment gains (losses):
Net realized gains (losses) on investments sold	(3,979)	4,520	42	37,623
Other-than-temporary impairments on investments	(26,736)	(115,620)	(87,250)	(400,660)
Other-than-temporary impairments on investments transferred to other comprehensive income	(30,671)	30,670	(10,354)	30,670

Total net realized gains (losses) on investments	(61,386)	(80,430)	(97,562)	(332,367)
Net realized and unrealized gains (losses) on derivative instruments	(19,896)	969	(40,376)	(438)
Net income (loss) from investment fund affiliates	19,084	37,086	27,262	10,193
Fee income and other	9,535	9,824	17,953	21,982

Total revenues	$1,552,692	$1,725,497	$3,189,441	$3,256,905

Expenses:
Net losses and loss expenses incurred	$747,165	$779,628	$1,639,365	$1,569,911
Claims and policy benefits	123,375	174,588	247,118	332,547
Acquisition costs	180,560	223,272	381,697	441,491
Operating expenses	244,867	264,247	473,975	532,634
Exchange (gains) losses	(32,276)	145,221	(53,359)	120,597
Interest expense	49,149	54,198	98,219	115,539
Loss on termination of guarantee	23,500	—	23,500	—
Amortization of intangible assets	464	464	929	929

Total expenses	$1,336,804	$1,641,618	$2,811,444	$3,113,648

Income (loss) before income tax and income (loss) from operating affiliates	$215,888	$83,879	$377,997	$143,257
Provision for income tax	42,976	16,045	72,812	61,998
Income (loss) from operating affiliates	21,013	17,667	32,619	7,339

Net income	$193,925	$85,501	$337,804	$88,598
Non-controlling interest in net (income) loss of subsidiary	80	40	81	40

Net income attributable to XL Capital Ltd	$194,005	$85,541	$337,885	$88,638
Preference share dividends	(2,194)	(5,592)	(34,694)	(42,126)
Gain on redemption of Series C Preference Ordinary Shares	—	—	16,616	211,816

Net income attributable to ordinary shareholders	$191,811	$79,949	$319,807	$258,328

Weighted average ordinary shares and ordinary share equivalents outstanding – basic (in thousands)	342,056	342,154	342,049	339,155

Weighted average ordinary shares and ordinary share equivalents outstanding – diluted (in thousands)	342,878	342,468	342,781	339,262

Earnings per ordinary share and ordinary share equivalent - basic	$0.56	$0.23	$0.93	$0.76

Earnings per ordinary share and ordinary share equivalent - diluted	$0.56	$0.23	$0.93	$0.76

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,

(U.S. dollars in thousands)	2010	2009	2010	2009

Net income attributable to XL Capital Ltd	$194,005	$85,541	$337,885	$88,638
Impact of adoption of new authoritative other-than-temporary (“OTTI”) guidance, net of tax	—	(229,670)	—	(229,670)
Change in net unrealized gains (losses) on investments, net of tax	324,308	1,115,165	880,332	326,480
Change in other-than-temporary impairment losses recognized in other comprehensive income, net of tax	48,095	(25,595)	31,637	(25,595)
Change in underfunded pension liability	85	(250)	3,567	(316)
Change in value of cash flow hedge	110	110	220	218
Foreign currency translation adjustments, net	(75,823)	184,893	(108,308)	89,639
Change in net unrealized gain (loss) on future policy benefit reserves	(962)	(5,487)	(3,714)	2,007

Comprehensive income (loss)	$489,818	$1,124,707	$1,141,619	$251,401

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	(Unaudited) Six Months Ended June 30,

(U.S. dollars in thousands)	2010	2009

Noncontrolling Interest in Equity of Consolidated Subsidiaries:
Balance – beginning of year	$2,305	$1,598
Non-controlling interest share in net income (loss) of subsidiary	(81)	$(40)
Non-controlling interest share in change in accumulated other comprehensive (income) loss	4	816

Balance – end of period	$2,228	$2,374

Series E Preference Ordinary Shares:
Balance – beginning of year	$10	$10

Balance – end of period	$10	$10

Class A Ordinary Shares:
Balance – beginning of year	$3,421	$3,308
Issuance of Class A ordinary shares	—	115
Exercise of stock options	1	1
Repurchase of shares	(1)	(2)

Balance – end of period	$3,421	$3,422

Additional Paid in Capital:
Balance – beginning of year	$10,474,688	$9,792,371
Issuance of Class A ordinary shares	1,095	742,258
Repurchase of Class A ordinary shares	(1,840)	—
Dividends on Class A ordinary shares	—	(68,390)
Dividends on preference ordinary shares	—	(42,126)
Exercise of stock options, net of tax benefit	104	—
Share based compensation expense	20,628	30,869

Balance – end of period	$10,494,675	$10,454,982

Accumulated Other Comprehensive Income (Loss):
Balance – beginning of year	$(1,142,467)	$(3,364,927)
Impact of adoption of new authoritative OTTI guidance, net of taxes	—	(229,670)
Change in net unrealized (losses) on investment portfolio, net of tax	863,940	319,960
Change in net unrealized (losses) gains on affiliate and other investments, net of tax	16,392	6,520
Change in OTTI losses recognized in other comprehensive income, net of tax	31,637	(25,595)
Change in underfunded pension liability	3,567	(316)
Change in value of cash flow hedge	220	218
Foreign currency translation adjustments	(108,308)	89,639
Change in net unrealized gain (loss) on future policy benefit reserves	(3,714)	2,007

Balance – end of period	$(338,733)	$(3,202,164)

Retained Earnings (Deficit):
Balance – beginning of year	$94,460	$(315,529)
Impact of adoption of new authoritative OTTI guidance, net of taxes	—	229,670
Net income attributable to XL Capital Ltd	337,885	88,638
Dividends on Series E preference ordinary shares	(34,694)	—
Dividends on Class A ordinary shares	(68,636)	—
Gain on redemption of Series C preference ordinary shares	16,616	211,816

Balance – end of period	$345,631	$214,595

Total Shareholders’ Equity	$10,507,232	$7,473,219

See accompanying Notes to Unaudited Consolidated Financial Statements

XL CAPITAL LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,

(U.S. dollars in thousands)	2010	2009

Cash flows (used in) provided by operating activities:
Net income attributable to XL Capital Ltd	$337,885	$88,638
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net realized losses on sales of investments	97,562	332,367
Net realized and unrealized losses on derivative instruments	40,376	438
Amortization of premiums (discounts) on fixed maturities	20,396	(18,267)
(Income) loss from investment and operating affiliates	(59,881)	(17,532)
Amortization of deferred compensation	15,586	19,713
Accretion of convertible debt	500	496
Accretion of deposit liabilities	51,229	23,306
Unpaid losses and loss expenses	(139,971)	(328,569)
Future policy benefit reserves	(124,805)	(45,102)
Unearned premiums	321,433	(13,572)
Premiums receivable	(300,119)	(154,816)
Unpaid losses and loss expenses recoverable	61,732	121,547
Ceded unearned premiums	(95,083)	(51,718)
Reinsurance balances receivable	132,088	165,926
Deferred acquisition costs	(21,706)	(21,422)
Reinsurance balances payable	(34,782)	(252,006)
Deferred tax asset	51,008	(26,375)
Other assets	55,262	(42,857)
Other liabilities	(155,048)	(253,383)
Other	117,365	(47,780)

Total adjustments	$33,142	$(609,606)

Net cash provided by (used in) operating activities	$371,027	$(520,968)

Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$2,386,683	$5,140,997
Proceeds from redemption of fixed maturities and short-term investments	1,438,725	2,119,654
Proceeds from sale of equity securities	37,344	353,600
Purchases of fixed maturities and short-term investments	(3,850,644)	(7,467,848)
Purchases of equity securities	(41,026)	(18,339)
Net dispositions of investment affiliates	174,179	597,852
Other investments, net	(8,728)	(25,014)

Net cash provided by (used in) investing activities	$136,533	$700,902

Cash flows (used in) financing activities:
Proceeds from issuance of Class A ordinary shares	$—	$745,000
Repurchase of Class A ordinary shares	(1,840)	(541)
Redemption of Series C preference ordinary shares	(94,157)	(104,718)
Dividends paid on Class A ordinary shares	(68,398)	(68,372)
Dividends paid on preference ordinary shares	(38,073)	(50,178)
Deposit liabilities	(64,120)	(138,976)
Repayment of debt	—	(745,000)
Collateral received on securities lending	—	108,906
Collateral returned on securities lending	—	(351,568)

Net cash (used in) financing activities	$(266,588)	$(605,447)
Effects of exchange rate changes on foreign currency cash	(83,475)	61,059

Increase (decrease) in cash and cash equivalents	157,497	(364,454)
Cash and cash equivalents – beginning of period	3,643,697	4,353,826
Cash and cash equivalents – end of period	$3,801,194	$3,989,372

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

          On July 1, 2010, XL Capital Ltd changed its name to XL Group Ltd.

          In addition, on July 1, 2010, XL Group plc, an Irish public limited company (“XL Ireland”), and XL Group plc (formerly, XL Capital Ltd), a Cayman Islands exempted company (“XL-Cayman”), completed a redomestication transaction in which all of the ordinary shares of XL-Cayman were exchanged for all of the ordinary shares of XL-Ireland (the “Redomestication”). As a result, XL-Cayman became a wholly owned subsidiary of XL-Ireland. On July 23, 2010, the Irish High Court approved XL Group plc’s creation of distributable reserves, subject to the completion of certain formalities under Irish Company law. These formalities are expected to be completed in early August 2010. For further detailed information on this transaction and its impacts on shareholder rights, shareholders’ equity, debt and notes outstanding and employee stock plan awards, see the Company’s Report on Form 8-K filed with the U.S. Securities and Exchange Commission on July 2, 2010.

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

          In June 2009, the FASB issued final authoritative accounting guidance in an effort to improve financial reporting by enterprises involved with variable interest entities. This guidance retains the scope of the previous standard covering variable interest entities except, as noted above, with the addition of entities previously considered qualifying special-purpose entities. The new guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity under revised guidelines that are more qualitative than under previous guidance and amends previous guidance to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Before this update, previous guidance required reconsideration of whether an enterprise is the primary beneficiary of a variable interest entity only when specific events occurred. The new guidance also amends previous guidance to require enhanced disclosures that provide users of financial statements with more transparent information about an enterprise’s involvement with a variable interest entity. The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity. The content of the enhanced disclosures required by this new guidance is generally consistent with that required by the previous standards. The Company applied this new guidance from January 1, 2010, however, it did not have an impact on the Company’s financial condition and results of operations. See Note 10, “Variable Interest Entities”, for the disclosures required by this guidance.

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

          In March 2010, the FASB issued authoritative guidance relating to derivative accounting. Under this guidance, all entities that enter into contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not in the form of subordination of one financial instrument to another will be affected. The guidance clarifies that the embedded credit derivative scope exception found in existing derivative guidance does not apply to such contracts. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. This guidance will be effective and applied as of July 1, 2010. The Company has investments in senior tranches of Synthetic Collateralized Debt Obligations (“CDO”) as well as certain CDOs of CDO structures that hold credit default swap contracts rather than direct credit exposures. The derivative instruments held within these structures are impacted by this new guidance. The Company holds Synthetic CDOs and CDOs of CDO structures with an amortized cost of $75.3 million and net unrealized losses of $32.1 million as of June 30, 2010. Upon initial adoption of this guidance the Company will elect to apply the fair value option for impacted securities. This is expected to result in a decrease to opening retained earnings of approximately $32.1 million. Subsequent to July 1, 2010, the changes in fair value of these securities will be recorded in earnings.

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

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

          The following tables set forth the Company’s assets and liabilities that were accounted for at fair value as of June 30, 2010 and December 31, 2009 by level within the fair value hierarchy (for further information, see Item 8, Note 2 to the Consolidated Financial Statements, “Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009):

June 30, 2010 (U.S. dollars in thousands) (Unaudited)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance as of June 30, 2010

Assets
U.S. Government and Government-Related/Supported	$—	$2,491,906	$—	$—	$2,491,906
Corporate (1)	—	10,663,540	39,676	—	10,703,216
Residential mortgage-backed securities – Agency	—	5,935,953	1,226	—	5,937,179
Residential mortgage-backed securities – Non-Agency	—	1,321,593	10,008	—	1,331,601
Commercial mortgage-backed securities	—	1,259,407	427	—	1,259,834
Collateralized debt obligations	—	12,678	686,767	—	699,445
Other asset-backed securities	—	1,165,261	22,521	—	1,187,782
U.S. States and political subdivisions of the States	—	1,140,876	—	—	1,140,876
Non-U.S. Sovereign Government, Supranational and Government-Related	—	2,926,818	3,182	—	2,930,000

Total fixed maturities, at fair value	$—	$26,918,032	$763,807	$—	$27,681,839
Equity securities, at fair value	8,042	11,933	—	—	19,975
Short-term investments, at fair value (2)	—	1,547,220	5,081	—	1,552,301

Total investments available for sale	$8,042	$28,477,185	$768,888	$—	$29,254,115
Cash equivalents (3)	1,979,540	726,341	—	—	2,705,881
Other investments (4)	—	402,916	92,857	—	495,773
Other assets (5)(6)	—	156,701	252,921	(305,253)	104,369

Total assets accounted for at fair value	$1,987,582	$29,763,143	$1,114,666	$(305,253)	$32,560,138

Liabilities
Financial instruments sold, but not yet purchased (7)	$—	$29,008	$—	$—	$29,008
Other liabilities (5)(6)	—	17,993	90,010	(56,976)	51,027

Total liabilities accounted for at fair value	$—	$47,001	$90,010	$(56,976)	$80,035

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

December 31, 2009 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance as of December 31, 2009

Assets
U.S. Government and Government-Related/Supported	$—	$2,664,625	$—	$—	$2,664,625
Corporate (1)	—	9,788,689	10,311	—	9,799,000
Residential mortgage-backed securities – Agency	—	6,220,607	7,894	—	6,228,501
Residential mortgage-backed securities – Non-Agency	—	1,379,125	42,190	—	1,421,315
Commercial mortgage-backed securities	—	1,214,044	2,755	—	1,216,799
Collateralized debt obligations	—	507,898	190,663	—	698,561
Other asset-backed securities	—	1,129,806	38,179	—	1,167,985
U.S. States and political subdivisions of the States	—	913,473	—	—	913,473
Non-U.S. Sovereign Government, Supranational and Government-Related	—	3,398,556	3,217	—	3,401,773

Total fixed maturities, at fair value	$—	$27,216,823	$295,209	$—	$27,512,032
Equity securities, at fair value	5,621	12,158	—	—	17,779
Short-term investments, at fair value (2)	—	1,770,874	6,486	—	1,777,360

Total investments available for sale	$5,621	$28,999,855	$301,695	$—	$29,307,171
Cash equivalents (3)	1,496,938	1,136,268	—	—	2,633,206
Other investments (4)	—	342,005	75,584	—	417,589
Other assets (5)(6)	—	117,401	185,455	(218,409)	84,447

Total assets accounted for at fair value	$1,502,559	$30,595,529	$562,734	$(218,409)	$32,442,413

Liabilities
Financial instruments sold, but not yet purchased (7)	$—	$36,979	$—	$—	$36,979
Other liabilities (5)(6)	—	24,337	84,940	(49,319)	59,958

Total liabilities accounted for at fair value	$—	$61,316	$84,940	$(49,319)	$96,937

(1)

Included within Corporate are certain floating rate medium term notes supported primarily by pools of European credit with varying degrees of leverage. The notes have a fair value of $552.6 million and $587.7 million and an amortized cost of $620.2 million and $707.9 million at June 30, 2010 and December 31, 2009, respectively. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(2)	Short-term investments consist primarily of Corporate, U.S. Government and Government-Related/Supported securities and Non-U.S. Sovereign Government, Supranational and Government-Related securities.

(3)	Cash equivalents balances subject to fair value measurement include certificates of deposit and money market funds. Operating cash balances are not subject to fair value measurement guidance.

(4)

The Other investments balance excludes certain structured transactions including certain investments in project finance transactions, a payment obligation and liquidity financing provided to a structured credit vehicle as a part of a third party medium term note facility. These investments are carried at amortized cost that totaled $362.9 million at June 30, 2010 and $365.6 million at December 31, 2009.

(5)	Other assets and other liabilities include derivative instruments.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

(6)

The derivative balances included in each category above are reported on a gross basis by level with a netting adjustment presented separately in the “Collateral and Counterparty Netting” column. The Company often enters into different types of derivative contracts with a single counterparty and these contracts are covered under a netting agreement. In addition, the Company held net cash collateral related to derivative assets of approximately $254.2 million and $169.1 million at June 30, 2010 and December 31, 2009, respectively. This balance is included within cash and cash equivalents and the corresponding liability to return the collateral has been offset against the derivative asset within the balance sheet as appropriate under the netting agreement. The fair value of the individual derivative contracts are reported gross in their respective levels based on the fair value hierarchy.

(7)	Financial instruments sold, but not yet purchased represent “short sales” and are included within “Net payable for investments purchased” on the balance sheet.

          Level 3 Gains and Losses

          The tables below present additional information about assets and liabilities measured at fair value on a recurring basis and for which Level 3 inputs were utilized to determine fair value. The table reflects gains and losses for the three and six month periods ended June 30, 2010 and June 30, 2009 for all financial assets and liabilities categorized as Level 3 as of June 30, 2010 and June 30, 2009, respectively. The tables do not include gains or losses that were reported in Level 3 in prior periods for assets that were transferred out of Level 3 prior to June 30, 2010 and June 30, 2009. Gains and losses for assets and liabilities classified within Level 3 in the table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, it should be noted that the following tables do not take into consideration the effect of offsetting Level 1 and 2 financial instruments entered into by the Company that are either economically hedged by certain exposures to the Level 3 positions or that hedge the exposures in Level 3 positions.

          In general, Level 3 assets include securities for which the values were obtained from brokers where either significant inputs were utilized in determining the value that were difficult to corroborate with observable market data, or sufficient information regarding the specific inputs utilized by the broker was not available to support a Level 2 classification. Level 3 assets also include securities for which the Company determined that current market trades represent distressed transactions, and accordingly, the Company determined fair value using certain inputs that are not observable to market participants. Transfers into or out of Level 3 primarily arise as a result of the valuations utilized by the Company changing between those provided by independent pricing services that do not contain significant unobservable inputs, and other valuations sourced from either brokers or in limited instances from internal models for certain assets, which are considered Level 3.

          There were no transfers between Level 1 and Level 2 during the six month periods ending June 30, 2010 and 2009.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

          Level 3 Gains and Losses (continued)

	Level 3 Assets and Liabilities Three Months Ended June 30, 2010
(U.S. dollars in thousands) (Unaudited)	Corporate	Residential mortgage-backed securities – Agency	Residential mortgage-backed securities – Non Agency	Commercial mortgage-backed securities	Collateralized debt obligations

Balance, beginning of period	$9,493	$—	$30,000	$41,655	$711,749
Realized gains (losses)	117	—	(2,681)	(286)	(7,930)
Movement in unrealized gains (losses)	33	—	474	(60)	(13,889)
Purchases, sales issuances and settlements, net	22,687	1,226	(1,748)	—	(467)
Transfers into Level 3	12,146	—	7,201	—	—
Transfers out of Level 3	(4,800)	—	(23,238)	(40,882)	(1,280)
Fixed maturities to short-term investments classification change	—	—	—	—	(1,416)

Balance, end of period	$39,676	$1,226	$10,008	$427	$686,767

Movement in total gains (losses) above relating to instruments still held at the reporting date	$316	$—	$340	$(54)	$(15,385)

	Level 3 Assets and Liabilities Three Months Ended June 30, 2010 (Continued)
(U.S. dollars in thousands) (Unaudited)	Other asset backed securities	Non-U.S. Sovereign Government and Supranationals and Government Related	Short-term Investments	Other investments	Derivative Contracts - Net

Balance, beginning of period	$52,082	$3,242	$6,566	$83,088	$104,474
Realized gains (losses)	(7,742)	—	(1,146)	2,565	—
Movement in unrealized gains (losses)	5,490	(60)	(160)	1,567	53,027
Purchases, sales issuances and settlements, net	(75)	—	(717)	5,637	5,410
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(27,234)	—	(878)	—	—
Fixed maturities to short-term investments classification change	—	—	1,416	—	—

Balance, end of period	$22,521	$3,182	$5,081	$92,857	$162,911

Movement in total gains (losses) above relating to instruments still held at the reporting date	$(3,221)	$(60)	$(58)	$1,567	$53,027

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

          Level 3 Gains and Losses (continued)

	Level 3 Assets and Liabilities Six Months Ended June 30, 2010
(U.S. dollars in thousands) (Unaudited)	Corporate	Residential mortgage-backed securities – Agency	Residential mortgage-backed securities – Non Agency	Commercial mortgage-backed securities	Collateralized debt obligations

Balance, beginning of period	$10,311	$7,894	$42,190	$2,755	$190,663
Realized gains (losses)	(4,438)	—	(5,674)	(209)	(13,174)
Movement in unrealized gains (losses)	480	—	706	16	16,636
Purchases, sales issuances and settlements, net	22,140	1,226	(844)	(706)	(14)
Transfers into Level 3	14,951	—	8,433	—	495,734
Transfers out of Level 3	(3,768)	(7,894)	(34,803)	(1,429)	(1,356)
Fixed maturities to short-term investments classification change	—	—	—	—	(1,722)

Balance, end of period	$39,676	$1,226	$10,008	$427	$686,767

Movement in total gains (losses) above relating to instruments still held at the reporting date	$599	$—	$405	$(151)	$15,574

	Level 3 Assets and Liabilities Six Months Ended June 30, 2010 (Continued)
(U.S. dollars in thousands) (Unaudited)	Other asset backed securities	Non-U.S. Sovereign Government and Supranationals and Government Related	Short-term Investments	Other investments	Derivative Contracts - Net

Balance, beginning of period	$38,179	$3,217	$6,486	$75,584	$100,515
Realized gains (losses)	(14,082)	—	(4,502)	2,565	—
Movement in unrealized gains (losses)	9,236	(102)	2,512	5,552	51,637
Purchases, sales issuances and settlements, net	4,437	—	(2,124)	9,156	10,759
Transfers into Level 3	204	67	987	—	—
Transfers out of Level 3	(15,453)	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	1,722	—	—

Balance, end of period	$22,521	$3,182	$5,081	$92,857	$162,911

Movement in total gains (losses) above relating to instruments still held at the reporting date	$(1,168)	$(102)	$2,193	$5,552	$51,637

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

          Level 3 Gains and Losses (continued)

	Level 3 Assets and Liabilities Three Months Ended June 30, 2009
(U.S. dollars in thousands) (Unaudited)	Corporate	Residential mortgage-backed securities – Agency	Commercial mortgage-backed securities	Collateralized debt obligations	Other asset backed securities

Balance, beginning of period	$31,146	$19,270	$34,933	$429,460	$61,794
Realized gains (losses)	(1,224)	(749)	(1,069)	(8,916)	507
Movement in unrealized gains (losses)	3,545	2,631	(670)	102,377	(4,509)
Purchases, sales issuances and settlements, net	(2,223)	—	(57)	(915)	—
Transfers into Level 3	1,974	174	166	993	7
Transfers out of Level 3	(11,716)	(2,388)	(14)	(19,831)	(14,458)
Fixed maturities to short-term investments classification change	(40)	—	—	—	—

Balance, end of period	$21,462	$18,938	$33,289	$503,168	$43,341

Movement in total gains (losses) above relating to instruments still held at the reporting date	$2,425	$2,091	$(734)	$89,027	$(4,886)

	Level 3 Assets and Liabilities Three Months Ended June 30, 2009 (continued)

(U.S. dollars in thousands (Unaudited)	Non-U.S. Sovereign Government	Short-term Investments	Other investments	Derivative Contracts - Net
Balance, beginning of period	$45,719	$13,830	$64,391	$186,448
Realized gains (losses)	912	(4,167)	—	2,823
Movement in unrealized gains (losses)	847	7,348	1,720	(73,454)
Purchases, sales issuances and settlements, net	15,975	471	(977)	4,918
Transfers into Level 3	—	188	—	—
Transfers out of Level 3	(17,960)	(4)	—	—
Fixed maturities to short-term investments classification change	(2,908)	2,948	—	—

Balance, end of period	$42,585	$20,614	$65,134	$120,735

Movement in total gains (losses) above relating to instruments still held at the reporting date	$(775)	$5,485	$1,720	$(73,454)

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

          Level 3 Gains and Losses (continued)

	Level 3 Assets and Liabilities Six Months Ended June 30, 2009
(U.S. dollars in thousands) (Unaudited)	Corporate	Residential mortgage-backed securities – Agency	Commercial mortgage-backed securities	Collateralized debt obligations	Other asset backed securities

Balance, beginning of period	$62,506	$37,150	$43,811	$598,110	$121,150
Realized gains (losses)	(5,514)	(2,621)	(4,294)	(29,518)	(2,570)
Movement in unrealized gains (losses)	6,042	2,116	7,551	(19,525)	(6,789)
Purchases, sales issuances and settlements, net	(4,071)	641	(5,260)	(11,826)	(5,481)
Transfers into Level 3	1,455	200	3,082	1,044	2
Transfers out of Level 3	(38,256)	(18,548)	(11,601)	(35,117)	(62,971)
Fixed maturities to short-term investments classification change	(700)	—	—	—	—

Balance, end of period	$21,462	$18,938	$33,289	$503,168	$43,341

Movement in total gains (losses) above relating to instruments still held at the reporting date	$4,073	$1,970	$5,741	$(36,681)	$(9,476)

	Level 3 Assets and Liabilities Six Months Ended June 30, 2009 (continued)

(U.S. dollars in thousands (Unaudited)	Non-U.S. Sovereign Government	Short-term Investments	Other investments	Derivative Contracts - Net
Balance, beginning of period	$89,152	$20,746	$65,354	$226,818
Realized gains (losses)	—	(2,827)	—	2,823
Movement in unrealized gains (losses)	(1,192)	3,684	(5,898)	(118,803)
Purchases, sales issuances and settlements, net	16,395	(5,073)	5,678	9,897
Transfers into Level 3	—	418	—	—
Transfers out of Level 3	(58,804)	—	—	—
Fixed maturities to short-term investments classification change	(2,966)	3,666	—	—

Balance, end of period	$42,585	$20,614	$65,134	$120,735

Movement in total gains (losses) above relating to instruments still held at the reporting date	$(1,026)	$2,700	$(5,898)	$(118,803)

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

          Fixed maturities and short-term investments

          During the six months ended June 30, 2010, certain CDOs that were previously classified as Level 2 due to sufficient market data being available to allow a price to be determined and provided by third party pricing vendors, were transferred to Level 3 because third party vendor prices were no longer believed to be the most appropriate pricing source, therefore, broker quotes are the primary source of the valuations for these CDOs.

          In addition, at each of June 30, 2010 and 2009, certain fixed maturity securities that were previously classified as Level 3, due to a lack of available third party vendor pricing, were transferred to Level 2 as prices for these securities were provided by third party pricing vendors.

          The remainder of the Level 3 assets relate to private equity investments where the nature of the underlying assets held by the investee include positions such as private business ventures and are such that significant Level 3 inputs are utilized in the valuation.

          Other investments

          Included within the Other Investments component of the Company’s Level 3 valuations are private investments and alternatives where the Company is not deemed to have significant influence over the investee. The fair value of these investments is based upon net asset values received from the investment manager or general partner of the respective entity. The nature of the underlying investments held by the investee which form the basis of the net asset value include assets such as private business ventures and are such that significant Level 3 inputs are utilized in the determination of the individual underlying holding values and accordingly the fair value of the Company’s investment in each entity is classified within Level 3. The Company also incorporates factors such as the most recent financial information received, the values at which capital transactions with the investee take place, and management’s judgment regarding whether any adjustments should be made to the net asset value in recording the fair value of each position. Investments in private equity and alternative funds included in Other investments utilize strategies including Arbitrage, Directional, Event Driven and Multi-style. These funds potentially have lockup and gate provisions which may limit redemption liquidity. For further details regarding the nature of Other investments and related features see Item 8, Note 11, “Other Investments” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

          Derivative instruments

          Derivative instruments classified within Level 3 include: (i) certain interest rate swaps where the duration of the contract the Company holds exceeds that of the longest term on a market observable input, (ii) GMIB benefits embedded within a certain reinsurance contract, (iii) a put option included within the Company’s remaining contingent capital facility and (iv) credit derivatives sold providing protection on senior tranches of structured finance transactions where the value is obtained directly from the investment bank counterparty for which sufficient information regarding the inputs utilized in the valuation was not obtained to support a Level 2 classification. The majority of inputs utilized in the valuations of these types of derivative contracts are considered Level 1 or Level 2; however, each valuation includes at least one Level 3 input that was significant to the valuation and accordingly the values are disclosed within Level 3.

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

	As of June 30, 2010		As of December 31, 2009
(U.S. dollars in thousands) (Unaudited)	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed maturities, held to maturity	$468,738	$504,726	$546,067	$530,319
Other investments – structured transactions	$362,862	$345,095	$365,600	$341,352

Financial Assets	$831,600	$849,821	$911,667	$871,671

Deposit liabilities	$2,252,124	$2,233,725	$2,208,699	$2,245,961
Notes payable and debt	2,467,392	2,469,786	2,451,417	2,504,386

Financial Liabilities	$4,719,516	$4,703,511	$4,660,116	$4,750,347

Redeemable series C preference ordinary shares	$71,900	$49,611	$182,673	$137,918

          The Company historically participated in structured transactions which include cash loans supporting project finance transactions, providing liquidity facility financing to structured project deals and an investment in a payment obligation with an insurance company. These transactions are carried at amortized cost. The fair value of these investments held by the Company is determined through use of internal models utilizing reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.

          Deposit liabilities include obligations under structured insurance and reinsurance transactions as well as funding agreements issued. For purposes of fair value disclosures, the Company determines the fair value of the deposit liabilities by assuming a discount rate equal to the appropriate U.S. Treasury rate plus 223.8 basis points and the appropriate U.S. Treasury Rate plus 108.3 basis points at June 30, 2010 and December 31, 2009, respectively, to determine the present value of projected contractual liability payments through final maturity. The discount rate incorporates the Company’s own credit risk into the determination of estimated fair value.

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

Three months ended June 30, 2010: (U.S. dollars in thousands, except ratios) (Unaudited)	Insurance	Reinsurance	Total P&C	Life Operations	Corporate	Total

Gross premiums written	$1,085,740	$421,340	$1,507,080	$92,838	$—	$1,599,918
Net premiums written	757,424	357,180	1,114,604	86,094	—	1,200,698
Net premiums earned	868,666	347,647	1,216,313	86,448	—	1,302,761
Net losses and loss expenses	592,184	154,981	747,165	123,375	—	870,540
Acquisition costs	92,236	75,572	167,808	12,752	—	180,560
Operating expenses (1)	163,005	43,662	206,667	2,765	—	209,432

Underwriting profit (loss)	$21,241	73,432	94,673	(52,444)	—	42,229
Net investment income			205,346	75,389	—	280,735
Net results from structured products (2)	2,940	5,776	8,716	—	3,086	11,802
Net fee income and other (3)	(4,337)	575	(3,762)	114	—	(3,648)
Net realized gains (losses) on investments			(55,876)	(5,445)	(65)	(61,386)

Contribution from P&C, Life Operations and Corporate			249,097	17,614	3,021	269,732

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					(19,896)	(19,896)
Net income (loss) from financial, investments and other operating affiliates					40,097	40,097
Exchange (gains) losses					(32,276)	(32,276)
Corporate operating expenses					22,793	22,793
Interest expense (4)					38,551	38,551
Non-controlling interest in net (income) loss of subsidiary					80	80
Loss on termination of guarantee					23,500	23,500
Income taxes & other					43,440	43,440

Net income attributable to XL Capital Ltd						$194,005

Ratios—P&C operations: (5)
Loss and loss expense ratio	68.2%	44.6%	61.4%
Underwriting expense ratio	29.4%	34.3%	30.8%

Combined ratio	97.6%	78.9%	92.2%

Notes:

(1)	Operating expenses exclude Corporate operating expenses, shown separately.

(2)

The net results from P&C and Corporate structured products include net investment income, interest expense and operating expenses of $17.2 million, $9.9 million and $1.4 million (credit) and $4.7 million, $0.7 million and $0.9 million, respectively.

(3)

Net fee income and other includes operating expenses from the Company’s loss prevention consulting services business and expenses related to the cost of an endorsement facility with National Indemnity Company.

(4)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments and Corporate.

(5)	Ratios are based on net premiums earned from P&C operations.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (Continued)

Three months ended June 30, 2009: (U.S. dollars in thousands, except ratios) (Unaudited)	Insurance	Reinsurance	Total P&C	Life Operations	Corporate (6)	Total

Gross premiums written	$1,124,220	$376,970	$1,501,190	$150,711	$—	$1,651,901
Net premiums written	766,606	311,672	1,078,278	140,674	—	1,218,952
Net premiums earned	881,490	400,259	1,281,749	147,951	—	1,429,700
Net losses and loss expenses	598,784	180,844	779,628	174,588	—	954,216
Acquisition costs	112,430	85,302	197,732	25,540	—	223,272
Operating expenses (1)	167,931	47,019	214,950	4,269	—	219,219

Underwriting profit (loss)	$2,345	87,094	89,439	(56,446)	—	32,993
Net investment income			218,490	82,855	—	301,345
Net results from structured products (2)	4,093	6,172	10,265	—	5,019	15,284
Net fee income and other (3)	(3,220)	545	(2,675)	123	—	(2,552)
Net realized gains (losses) on investments			(34,570)	(51,663)	5,803	(80,430)

Contribution from P&C, Life Operations and Corporate			280,949	(25,131)	10,822	266,640

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					969	969
Net income (loss) from financial, investments and other operating affiliates					54,753	54,753
Exchange (gains) losses					145,221	145,221
Corporate operating expenses					32,219	32,219
Interest expense (4)					42,912	42,912
Non-controlling interest in net (income) loss of subsidiary					40	40
Income taxes & other					16,509	16,509

Net income attributable to XL Capital Ltd						$85,541

Ratios—P&C operations: (5)
Loss and loss expense ratio	67.9%	45.2%	60.8%
Underwriting expense ratio	31.8%	33.0%	32.2%

Combined ratio	99.7%	78.2%	93.0%

Notes:

(1)	Operating expenses exclude Corporate operating expenses, shown separately.

(2)

The net results from P&C and Corporate structured products include net investment income, interest expense and operating expenses of $19.4 million, $9.1 million and nil and $7.6 million, $2.2 million and $0.4 million, respectively.

(3)

Net fee income and other includes operating expenses from the Company’s loss prevention consulting services business and expenses related to the cost of an endorsement facility with National Indemnity Company.

(4)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments and Corporate.

(5)	Ratios are based on net premiums earned from P&C operations.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (Continued)

Six months ended June 30, 2010: (U.S. dollars in thousands, except ratios) (Unaudited)	Insurance	Reinsurance	Total P&C	Life Operations	Corporate (6)	Total

Gross premiums written	$2,217,630	$1,211,763	$3,429,393	$205,739	$—	$3,635,132
Net premiums written	1,658,688	1,052,441	2,711,129	190,760	—	2,901,889
Net premiums earned	1,765,677	714,237	2,479,914	191,332	—	2,671,246
Net losses and loss expenses	1,240,503	398,862	1,639,365	247,118	—	1,886,483
Acquisition costs	202,378	148,177	350,555	31,142	—	381,697
Operating expenses (1)	316,241	85,690	401,931	5,773	—	407,704

Underwriting profit (loss)	$6,555	81,508	88,063	(92,701)	—	(4,638)
Net investment income			409,260	155,733	—	564,993
Net results from structured products (2)	8,579	8,252	16,831	—	6,739	23,570
Net fee income and other (3)	(8,123)	894	(7,229)	154	—	(7,075)
Net realized gains (losses) on investments			(84,453)	(9,858)	(3,251)	(97,562)

Contribution from P&C, Life Operations and Corporate			422,472	53,328	3,488	479,288

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					(40,376)	(40,376)
Net income (loss) from financial, investments and other operating affiliates					59,881	59,881
Exchange (gains) losses					(53,359)	(53,359)
Corporate operating expenses					41,656	41,656
Interest expense (4)					75,451	75,451
Non-controlling interest in net (income) loss of subsidiary					81	81
Loss on termination of guarantee					23,500	23,500
Income taxes & other					73,741	73,741

Net income attributable to XL Capital Ltd						$337,885

Ratios—P&C operations: (5)
Loss and loss expense ratio	70.3%	55.8%	66.1%
Underwriting expense ratio	29.3%	32.8%	30.3%

Combined ratio	99.6%	88.6%	96.4%

Notes:

(1)	Operating expenses exclude Corporate operating expenses, shown separately.

(2)

The net results from P&C and Corporate structured products include net investment income, interest expense and operating expenses of $36.9 million, $21.4 million and $1.3 million (credit) and $9.0 million, $1.3 million and $0.9 million, respectively.

(3)

Net fee income and other includes operating expenses from the Company’s loss prevention consulting services business and expenses related to the cost of an endorsement facility with National Indemnity Company.

(4)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments and Corporate.

(5)	Ratios are based on net premiums earned from P&C operations.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (Continued)

Six months ended June 30, 2009: (U.S. dollars in thousands, except ratios) (Unaudited)	Insurance	Reinsurance	Total P&C	Life Operations	Corporate (6)	Total

Gross premiums written	$2,215,465	$1,163,953	$3,379,418	$285,823	$—	$3,665,241
Net premiums written	1,598,774	984,815	2,583,589	262,259	—	2,845,848
Net premiums earned	1,791,601	811,835	2,603,436	277,785	—	2,881,221
Net losses and loss expenses	1,213,998	355,913	1,569,911	332,547	—	1,902,458
Acquisition costs	217,842	181,026	398,868	42,623	—	441,491
Operating expenses (1)	347,259	94,107	441,366	8,110	—	449,476

Underwriting profit (loss)	$12,502	180,789	193,291	(105,495)	—	87,796
Net investment income			460,656	160,377	—	621,033
Net results from structured products (2)	7,214	14,596	21,810	—	9,664	31,474
Net fee income and other (3)	(4,220)	2,596	(1,624)	174	—	(1,450)
Net realized gains (losses) on investments			(197,383)	(126,313)	(8,671)	(332,367)

Contribution from P&C, Life Operations and Corporate			476,750	(71,257)	993	406,486

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					(438)	(438)
Net income (loss) from financial, investments and other operating affiliates					17,532	17,532
Exchange (gains) losses					120,597	120,597
Corporate operating expenses					58,931	58,931
Interest expense (4)					92,527	92,527
Non-controlling interest in net (income) loss of subsidiary					40	40
Income taxes & other					62,927	62,927

Net income attributable to XL Capital Ltd						$88,638

Ratios—P&C operations: (5)
Loss and loss expense ratio	67.8%	43.8%	60.3%
Underwriting expense ratio	31.5%	33.9%	32.3%

Combined ratio	99.3%	77.7%	92.6%

Notes:

(1)	Operating expenses exclude Corporate operating expenses, shown separately.

(2)

The net results from P&C and Corporate structured products include net investment income, interest expense and operating expenses of $39.7 million, $17.9 million and nil and $15.6 million, $5.1 million and $0.8 million, respectively.

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

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (Continued)

          The following tables summarize the Company’s net premiums earned by line of business:

Three months ended June 30, 2010 (U.S. dollars in thousands) (Unaudited)	Insurance	Reinsurance	Life Operations	Total

P&C Operations:
Casualty – professional lines	$328,068	$51,665	$—	$379,733
Casualty – other lines	147,001	51,320	—	198,321
Property catastrophe	(1)	80,877	—	80,876
Other property	108,016	115,425	—	223,441
Marine, energy, aviation and satellite	133,720	22,451	—	156,171
Other specialty lines (1)	153,949	—	—	153,949
Other (2)	(4,555)	25,847	—	21,292
Structured indemnity	2,468	62	—	2,530

Total P&C Operations	$868,666	347,647	$—	$1,216,313

Life Operations:
Other Life	$—	$—	$55,879	$55,879
Annuity	—	—	30,569	30,569

Total Life Operations	$—	$—	$86,448	$86,448

Total	$868,666	$347,647	$86,448	$1,302,761

Three months ended June 30, 2009: (U.S. dollars in thousands) (Unaudited)	Insurance	Reinsurance	Life Operations	Total

P&C Operations:
Casualty – professional lines	$310,985	$62,135	$—	$373,120
Casualty – other lines	160,653	60,660	—	221,313
Property catastrophe	1,760	75,478	—	77,238
Other property	104,636	140,336	—	244,972
Marine, energy, aviation and satellite	139,835	20,333	—	160,168
Other specialty lines (1)	153,990	—	—	153,990
Other (2)	4,563	39,944	—	44,507
Structured indemnity	5,068	1,373	—	6,441

Total P&C Operations	$881,490	$400,259	$—	$1,281,749

Life Operations:
Other Life	$—	$—	$114,560	$114,560
Annuity	—	—	33,391	33,391

Total Life Operations	$—	$—	$147,951	$147,951

Total	$881,490	$400,259	$147,951	$1,429,700

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, specie, middle markets and excess and surplus lines.

(2)	Other includes credit and surety, whole account contracts and other lines.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (Continued)

          The following tables summarize the Company’s net premiums earned by line of business:

Six months ended June 30, 2010 (U.S. dollars in thousands) (Unaudited)	Insurance	Reinsurance	Life Operations	Total

P&C Operations:
Casualty – professional lines	$665,126	$107,385	$—	$772,511
Casualty – other lines	309,549	115,453	—	425,002
Property catastrophe	115	165,511	—	165,626
Other property	205,555	228,688	—	434,243
Marine, energy, aviation and satellite	274,490	42,641	—	317,131
Other specialty lines (1)	306,457	—	—	306,457
Other (2)	(609)	54,844	—	54,235
Structured indemnity	4,994	(285)	—	4,709

Total P&C Operations	$1,765,677	714,237	$—	$2,479,914

Life Operations:
Other Life	$—	$—	$129,332	$129,332
Annuity	—	—	62,000	62,000

Total Life Operations	$—	$—	$191,332	$191,332

Total	$1,765,677	$714,237	$191,332	$2,671,246

Six months ended June 30, 2009: (U.S. dollars in thousands) (Unaudited)	Insurance	Reinsurance	Life Operations	Total

P&C Operations:
Casualty – professional lines	$626,601	$124,129	$—	$750,730
Casualty – other lines	315,158	123,443	—	438,601
Property catastrophe	1,762	146,174	—	147,936
Other property	214,072	283,096	—	497,168
Marine, energy, aviation and satellite	287,483	41,614	—	329,097
Other specialty lines (1)	324,087	—	—	324,087
Other (2)	12,508	92,037	—	104,545
Structured indemnity	9,930	1,342	—	11,272

Total P&C Operations	$1,791,601	$811,835	$—	$2,603,436

Life Operations:
Other Life	$—	$—	$214,967	$214,967
Annuity	—	—	62,818	62,818

Total Life Operations	$—	$—	$277,785	$277,785

Total	$1,791,601	$811,835	$277,785	$2,881,221

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, specie, middle markets and excess and surplus lines.

(2)	Other includes credit and surety, whole account contracts and other lines.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments

          The cost (amortized cost for fixed maturities and short-term investments), fair value, gross unrealized gains, gross unrealized (losses), and other-than-temporary impairments (“OTTI”) recorded in accumulated other comprehensive income (“AOCI”) of the Company’s available for sale investments at June 30, 2010 and December 31, 2009 were as follows:

		Included in Accumulated Other Comprehensive Income (“AOCI”)

			Gross Unrealized Losses

June 30, 2010 (U.S. dollars in thousands) (Unaudited)	Cost or Amortized Cost	Gross Unrealized Gains	Related to changes in estimated fair value	OTTI included in other comprehensive income (Loss)(1)	Fair Value

Fixed maturities
U.S. Government and Government-Related/Supported (2)	$2,375,159	$126,505	$(9,758)	$—	$2,491,906
Corporate (3) (4)	10,659,732	457,586	(336,992)	(77,110)	10,703,216
Residential mortgage-backed securities–Agency	5,733,573	204,831	(1,225)	—	5,937,179
Residential mortgage-backed securities–Non-Agency	1,772,876	18,943	(252,550)	(207,668)	1,331,601
Commercial mortgage-backed securities	1,237,784	47,254	(10,502)	(14,702)	1,259,834
Collateralized debt obligations	1,013,097	9,762	(314,234)	(9,180)	699,445
Other asset-backed securities	1,204,176	26,764	(29,516)	(13,642)	1,187,782
U.S. States and political subdivisions of the States	1,120,582	28,257	(7,963)	—	1,140,876
Non-U.S. Sovereign Government, Supranational and Government-Related/Supported (2)	2,878,757	106,489	(55,246)	—	2,930,000

Total fixed maturities	$27,995,736	$1,026,391	$(1,017,986)	$(322,302)	$27,681,839

Total short-term investments	$1,544,344	$15,337	$(7,380)	$—	$1,552,301

Total equity securities	$16,091	$4,391	$(507)	$—	$19,975

(1)	Represents the amount of OTTI losses in AOCI, which from April 1, 2009 was not included in earnings under authoritative accounting guidance.

(2)

U.S. Government and Government-Related/Supported and Non-U.S. Sovereign Government, Supranationals and Government-Related/Supported includes government-related securities with an amortized cost of $1,880.8 million and fair value of $1,928.7 million and U.S. Agencies with an amortized cost of $1,020.9 million and fair value of $1,093.6 million.

(3)

Included within Corporate are certain medium term notes supported primarily by pools of European credit with varying degrees of leverage. The notes have a fair value of $552.6 million and an amortized cost of $620.2 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(4)

Included in the table above are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments senior to the common and preferred equities of the financial institutions. These securities have a fair value of $753.4 million and an amortized cost of $915.2 million as at June 30, 2010.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

		Included in Accumulated Other Comprehensive Income (“AOCI”)

			Gross Unrealized Losses

December 31, 2009 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Related to changes in estimated fair value	OTTI included in other comprehensive income (Loss)(1)	Fair Value

Fixed maturities
U.S. Government and Government-Related/Supported (2)	$2,619,731	$73,611	$(28,717)	$—	$2,664,625
Corporate (3) (4)	10,121,973	260,451	(472,170)	(111,254)	9,799,000
Residential mortgage-backed securities–Agency	6,169,707	96,715	(37,921)	—	6,228,501
Residential mortgage-backed securities–Non-Agency	2,015,593	13,958	(397,696)	(210,540)	1,421,315
Commercial mortgage-backed securities	1,276,602	8,107	(54,095)	(13,815)	1,216,799
Collateralized debt obligations	1,030,245	9,783	(332,403)	(9,064)	698,561
Other asset-backed securities	1,247,822	13,046	(82,438)	(10,445)	1,167,985
U.S. States and political subdivisions of the States	909,609	18,465	(14,601)	—	913,473
Non-U.S. Sovereign Government, Supranational and Government-Related/Supported (2)	3,407,222	60,506	(65,955)	—	3,401,773

Total fixed maturities	$28,798,504	$554,642	$(1,485,996)	$(355,118)	$27,512,032

Total short-term investments	$1,767,197	$16,899	$(6,736)	$—	$1,777,360

Total equity securities	$12,344	$5,793	$(358)	$—	$17,779

(1)	Represents the amount of OTTI losses in AOCI, which from April 1, 2009 was not included in earnings under authoritative accounting guidance.

(2)

U.S. Government and Government-Related/Supported and Non U.S. Sovereign Government, Supranationals and Government-Related/Supported includes government-related securities with an amortized cost of $2,325.4 million and fair value of $2,326.6 million and U.S. Agencies with an amortized cost of $1,361.6 million and fair value of $1,395.0 million.

(3)

Included within Corporate are certain medium term notes supported primarily by pools of European credit with varying degrees of leverage. The notes have a fair value of $587.7 million and an amortized cost of $707.9 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(4)

Included in the table above are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments senior to the common and preferred equities of the financial institutions. These securities have a fair value of $904.3 million and an amortized cost of $1,104.6 million as at December 31, 2009.

          The Company had gross unrealized losses totaling $1.3 billion at June 30, 2010 on its available for sale portfolio, which it considers to be temporarily impaired. Individual security positions comprising this balance have been evaluated by management, based on specified criteria, to determine if these impairments should be considered other-than-temporary. These criteria include an assessment of the severity of impairment along with management’s assessment as to whether it is likely to sell these securities, among other factors included below.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

          At June 30, 2010 and December 31, 2009, approximately 3.7% and 3.6%, respectively, of the Company’s fixed income investment portfolio at fair value was invested in securities which were below investment grade or not rated. Approximately 36.7% and 30.1% of the gross unrealized losses in the Company’s fixed income securities portfolio at June 30, 2010 and December 31, 2009, respectively, related to securities that were below investment grade or not rated.

          The following is an analysis of how long the available for sale securities at June 30, 2010 had been in a continual unrealized loss position:

	Less than 12 months		Equal to or greater than 12 months

June 30, 2010 (U.S. dollars in thousands) (Unaudited)	Fair Value	Gross Unrealized Losses (1)	Fair Value	Gross Unrealized Losses (1)

Fixed maturities and short-term investments:
U.S. Government and Government Related/Supported	$105,343	$4,065	$161,540	$6,489
Corporate (2) (3)	775,557	42,043	2,111,010	374,390
Residential mortgage-backed securities–Agency	42,644	315	14,524	912
Residential mortgage-backed securities–Non-Agency	85,588	22,405	1,086,479	438,337
Commercial mortgage-backed securities	13,520	410	181,773	24,823
Collateralized debt obligations	89,024	25,557	600,126	298,409
Other asset-backed securities	27,522	170	348,623	43,640
U.S. States and political subdivisions of the States	258,451	3,295	29,685	4,677
Non-U.S. Sovereign Government, Supranational and Government-Related	407,078	17,380	366,787	40,351

Total fixed maturities and short-term investments	$1,804,727	$115,640	$4,900,547	$1,232,028

Total equity securities	$5,002	$507	$—	$—

(1)

On securities impacted by the April 1, 2009 changes to OTTI authoritative guidance, length of time of impairment is measured from the point at which securities returned to a net unrealized loss position (i.e. from April 1, 2009).

(2)

Included within Corporate are certain medium term notes supported primarily by pools of European credit with varying degrees of leverage. The notes have a fair value of $374.3 million and an amortized cost of $443.6 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(3)

Included in the table above are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments senior to the common and preferred equities of the financial institutions. These securities have a fair value of $753.4 million and an amortized cost of $915.2 million as at June 30, 2010.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

               The following is an analysis of how long each of those available for sale securities at December 31, 2009 had been in a continual unrealized loss position:

	Less than 12 months		Equal to or greater than 12 months

December 31, 2009 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses (1)	Fair Value	Gross Unrealized Losses (1)

Fixed maturities and short-term investments:
U.S. Government and Government-Related/Supported	$792,605	$15,527	$84,105	$13,691
Corporate (2) (3)	1,892,737	55,538	2,900,332	527,963
Residential mortgage-backed securities–Agency	2,948,912	37,592	2,342	329
Residential mortgage-backed securities–Non-Agency	208,914	71,999	1,140,549	536,237
Commercial mortgage-backed securities	231,230	9,347	558,551	58,563
Collateralized debt obligations	127,171	36,144	563,340	306,058
Other asset-backed securities	273,034	4,555	553,286	88,677
U.S. States and political subdivisions of the States	326,392	5,586	55,278	9,015
Non-U.S. Sovereign Government, Supranational and Government-Related	944,204	17,499	514,058	53,530

Total fixed maturities and short-term investments	$7,745,199	$253,787	$6,371,841	$1,594,063

Total equity securities	$1,660	$358	$—	$—

(1)

On securities impacted by the April 1, 2009 changes to OTTI values, length of time of impairment is measured from the point at which securities returned to a net unrealized loss position (i.e. from April 1, 2009).

(2)

Included within Corporate are certain medium term notes supported primarily by pools of European credit with varying degrees of leverage. The notes have a fair value of $587.7 million and an amortized cost of $707.9 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

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

	June 30, 2010 (1)		December 31, 2009 (1)

(U.S. dollars in thousands) (Unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due after 1 through 5 years	$8,339,377	$8,501,119	$7,969,186	$8,010,078
Due after 5 through 10 years	3,860,698	4,026,417	3,936,489	3,962,993
Due after 10 years	4,834,155	4,738,462	5,152,860	4,805,800

	17,034,230	17,265,998	17,058,535	16,778,871
Residential mortgage-backed securities–Agency	5,733,573	5,937,179	6,169,707	6,228,501
Residential mortgage-backed securities–Non-Agency	1,772,876	1,331,601	2,015,593	1,421,315
Commercial mortgage-backed securities	1,237,784	1,259,834	1,276,602	1,216,799
Collateralized debt obligations	1,013,097	699,445	1,030,245	698,561
Other asset-backed securities	1,204,176	1,187,782	1,247,822	1,167,985

Total mortgage and asset-backed securities	10,961,506	10,415,841	11,739,969	10,733,161

Total	$27,995,736	$27,681,839	$28,798,504	$27,512,032

(1)

Included in the table above are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments senior to the common and preferred equities of the financial institutions, at their fair value of $753.4 million and $904.3 million as at June 30, 2010 and December 31, 2009, respectively. These securities have been distributed in the table based on their call date and have net unrealized losses of $185.2 million and $225.2 million as at June 30, 2010 and December 31, 2009, respectively.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

          Gross unrealized losses of $1.3 billion on available for sale assets at June 30, 2010 can be attributed to the following significant drivers:

▪

gross unrealized losses of $272.6 million related to the Company’s Life operations investment portfolio, which had a fair value of $6.1 billion as at June 30, 2010. Of this, $204.8 million of gross unrealized losses related to $1.6 billion of exposures to corporate financial institutions including $145.8 million of losses on $613.2 million of Tier One and Upper Tier Two securities. In addition, $42.9 million of gross unrealized losses are foreign exchange losses related to the corporate holdings within the Company’s Life operations investment portfolio. At June 30, 2010, this portfolio had an average interest rate duration of 8.6 years, primarily denominated in U.K. Sterling and Euros. As a result of the long duration, significant gross losses have arisen as the fair values of these securities are more sensitive to prevailing government interest rates and credit spreads. This portfolio is matched to corresponding long duration liabilities. A hypothetical parallel increase in interest rates and credit spreads of 50 basis points, respectively, would increase the unrealized losses related to this portfolio at June 30, 2010 by approximately $261.2 million and $198.9 million, respectively on both the available for sale and held to maturity portfolios. Given the long term nature of this portfolio, and the level of credit spreads as at June 30, 2010 relative to historical averages within the U.K. and Euro-zone as well as the Company’s liquidity needs at June 30, 2010, the Company believes that these assets will continue to be held until such time as they mature, or credit spreads revert to levels more consistent with historical averages.

▪

gross unrealized losses of $184.4 million related to the corporate holdings within the Company’s non-life fixed income portfolios, which had a fair value of $8.0 billion as at June 30, 2010. Of this, $51.2 million of gross unrealized losses related to foreign exchange losses. During the quarter ended June 30, 2010, as a result of widening credit spreads particularly in European financial markets, the gross unrealized losses on these holdings has increased.

Of the gross unrealized losses noted above, $66.5 million relate to medium term notes primarily supported by pools of investment grade European credit with varying degrees of leverage. These had a fair value of $513.7 million at June 30, 2010. Management believes that expected cash flows over the expected holding period from these bonds are sufficient to support the remaining reported amortized cost.

▪

gross unrealized losses of $446.5 million related to non-Agency residential mortgage backed securities (“RMBS”) portfolio (which consists of the Company’s holdings of sub-prime non-agency securities, second liens, ABS CDOs with sub-prime collateral, Alt-A mortgage exposures and Prime RMBS), which had a fair value of $1,148.4 million as at June 30, 2010. The Company undertook a security level review in conjunction with its investment manager service providers of these securities and recognized charges to the extent it believed the discounted cash flow value (or fair value in certain cases) of any security was below its amortized cost. The Company has recognized realized losses, consisting of charges for OTTI and realized losses from sales, of approximately $1.2 billion since the beginning of 2007 and through June 30, 2010 on these asset classes.

The Company purchased a number of these assets to support the previously written guaranteed investment contract (“GIC”) and funding agreement contracts and has reduced its exposure to this asset class as part of its strategic portfolio realignment. The Company believes that, based on market conditions and liquidity needs at June 30, 2010, this reduction will be realized through natural cash flows of the portfolio, and limited selective sales, rather than selling these assets into markets which continue to not be reflective of the intrinsic value of these assets. The weighted average life of the sub-prime and Alt-A residential holdings within this portfolio at June 30, 2010 were 4.6 years and 4.0 years, respectively. The Company, based on current market conditions and liquidity needs as well as its assessment of the holdings, believes it will continue to hold these securities until either maturity or a return of liquidity and valuations more reflective of intrinsic value of these holdings.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

▪

gross unrealized losses of $321.6 million related to the non-Life portfolio of Core CDO holdings (defined by the Company as investments in non-subprime collateralized debt obligations), which consists primarily of CDOs and had a fair value of $701.9 million as of June 30, 2010. The Company undertook a security level review in conjunction with its investment manager service providers of these securities and recognized charges to the extent it believed the discounted cash flow value of the security was below the amortized cost. The Company believes that the level of impairment is primarily a function of continuing wide spreads in the CDO market during the period, driven by the level of illiquidity in this market. The Company purchased a number of these assets to support the previously written GIC and funding agreement contracts and has announced its intention to reduce its exposure to this asset class over time as a part of its strategic portfolio realignment. The Company, based on current market conditions and liquidity needs as well as its assessment of the holdings, believes it is likely that the Company will continue to hold these securities until either maturity or a recovery of value, following which the Company intends to reduce its exposure to this asset class.

          Management, in its assessment of whether securities in a gross unrealized loss position are temporarily impaired, considers the significance of the impairments. The Company had structured credit securities with gross unrealized losses of $243.1 million, with a fair value of $135.5 million, which at June 30, 2010 were impaired by greater than 50% of amortized costs. All of these are asset-backed or non-Agency mortgage backed securities. Of these gross unrealized losses, $52.2 million are rated investment grade. The Company has evaluated each of these securities in conjunction with its investment manager service providers and believes it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost and the Company does not have the intent to sell. These securities include gross unrealized losses of $139.3 million on non-Agency RMBS, $85.8 million on Core CDOs and $7.7 million on commercial mortgage backed securities (“CMBS”) holdings.

          Included in the gross unrealized losses associated with the Company’s corporate portfolio as of June 30, 2010 are gross unrealized losses of $7.8 million related to Tier One and Upper Tier Two securities that have been rated below investment grade by at least one major rating agency. Of this total, none have gross unrealized losses representing greater than 50% of amortized cost. The Company has completed its review of this portfolio and believes, at this time, that these impairments remain temporary in nature. The primary basis for this conclusion was the analysis of the fundamentals of these securities using a debt-based impairment model, which indicated that these securities continue to meet their obligations, and the issuer has the ability to call these obligations at their call date. In addition, as these securities are below investment grade, the Company considered these securities using an equity impairment model. Factors that were considered and supported that these impairments were temporary included that the vast majority of these securities had been rated below investment grade beginning in first quarter of 2009, in certain cases alternative ratings were available that indicated these securities remained investment grade, or the securities were only slightly below investment grade and recent improvement in the prices of these securities. At June 30, 2010, the Company believes that it is likely that the fair values of these securities will ultimately increase to equal the cost basis over a reasonable period of time. However, there is a high degree of judgment in reaching this conclusion, including an assessment of how various governments will treat these securities in the event of governmental intervention in these institutions’ operations or management’s decision to defer calls or coupons. Management will closely monitor the developments related to these securities.

The Company recorded net impairment charges of $57.4 million for the quarter ended June 30, 2010. The significant assumptions and inputs associated with these securities consist of:

▪

For structured credit securities, the Company recorded net impairments of $25.0 million for the quarter ended June 30, 2010. The Company determined that the likely recovery on these securities was below the amortized cost, and accordingly impaired the securities to the discounted value of the cash flows of these securities.

▪

For corporate securities, excluding medium term notes backed primarily by investment grade European credit, the Company recorded negligible net impairments for the quarter ended June 30, 2010. The impairment charges consisted of below investment grade securities, with respect to which the Company considered impairment factors consistent with an equity impairment model, along with a debt impairment model, and accordingly recorded impairment charges to fair value, or determined that the securities in an unrealized loss position would be sold.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

▪	For equities, the Company recorded impairments of $0.4 million for the quarter ended June 30, 2010 because the security was impaired for more than 11 months.

▪	The Company recorded impairments of $6.7 million related to currency losses for the quarter ended June 30, 2010.

▪

The Company recorded impairments totaling $25.3 million in relation to medium term notes backed primarily by investment grade European credit that are securities for which management has the intent to sell.

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

	OTTI related to Credit Losses recognized in earnings

(U.S. dollars in thousands)
(Unaudited)	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Opening balance	551,748	—	537,121	—
Credit losses remaining in retained earnings related to adoption of new authoritative guidance	—	187,773	—	187,773
Credit loss impairment recognized in the current period on securities not previously impaired	9,384	13,594	19,458	13,594
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(22,003)	(4,177)	(37,978)	(4,177)
Credit loss impairments previously recognized on securities impaired to fair value during the period	(130,891)	—	(130,891)	—
Additional credit loss impairments recognized in the current period on securities previously impaired	22,591	27,988	50,218	27,988
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(7,788)	—	(14,887)	—

Balance, June 30, 2010	$423,041	$225,178	$423,041	$225,178

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

          The following represents an analysis of net realized gains (losses) on investments:

	Three Months Ended June 30,		Six Months Ended June 30,

(U.S. dollars in thousands)
(Unaudited)	2010	2009	2010	2009

Gross realized gains	28,969	97,579	63,142	285,254
Gross realized losses	(90,355)	(178,009)	(160,704)	(617,621)

Net realized (losses) on investments	$(61,386)	$(80,430)	$(97,562)	$(332,367)

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

     Transfer of Available for Sale Securities to Held to Maturity

          In November 2009, the Company formalized its intention to hold certain fixed income securities to maturity. Consistent with this intention, the Company has reclassified these securities from available for sale to held to maturity in the consolidated financial statements. As a result of this classification, these fixed income securities are reflected in the held to maturity portfolio and recorded at amortized cost in the consolidated balance sheet and not fair value. The held to maturity portfolio is comprised of long duration non-U.S. sovereign government and government-related securities which are primarily Euro denominated. The Company believes this held to maturity strategy is achievable due to the relatively stable and predictable cash flows of the Company’s long-term liabilities within its Life operations along with its ability to substitute other assets at a future date in the event that liquidity was required due to changes in expected cash flows or other transactions entered into related to the long-term liabilities supported by the held to maturity portfolio. The unrealized appreciation at the date of the transfer continues to be reported as a separate component of shareholders’ equity and is being amortized over the remaining lives of the securities as an adjustment to yield in a manner consistent with the amortization of any premium or discount. The unrealized U.S. dollar equivalent appreciation on the date of transfer was $51.2 million and $41.9 million of this balance remains unamortized at June 30, 2010.

          On August 1, 2010 the Company reclassified an additional $2.1 billion in fixed income securities as held to maturity. The unrealized U.S. dollar equivalent appreciation on the date of transfer was approximately $71.0 million.

     Fixed Maturities–Held to Maturity

          The fair values and amortized cost of held to maturity fixed maturities at June 30, 2010 and December 31, 2009 were:

June 30, 2010 (U.S. dollars in thousands) (Unaudited)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturities
Non-U.S. Sovereign Government, Supranational and Government-Related	$468,738	$35,988	$—	$504,726

Total fixed maturities held to maturity	$468,738	$35,988	$—	$504,726

December 31, 2009 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturities
Non-U.S. Sovereign Government, Supranational and Government-Related	$546,067	$—	$(15,748)	$530,319

Total fixed maturities held to maturity	$546,067	$—	$(15,748)	$530,319

          The Company had gross unrealized gains totaling $36.0 million at June 30, 2010 and gross unrealized losses totaling $15.7 million at December 31, 2009, respectively, which it considers to be temporarily impaired. As at June 30, 2010, the Company’s held to maturity portfolio consists entirely of Non-U.S. sovereign holdings and all held to maturity fixed maturity securities have a maturity distribution of due after 10 years at each of June 30, 2010 and December 31, 2009.

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

          The following table summarizes information on the location and gross amounts of derivative fair values contained in the consolidated balance sheet as at June 30, 2010 and December 31, 2009:

	June 30, 2010				December 31, 2009

(U.S. dollars in thousands) (Unaudited)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)

Derivatives designated as hedging instruments:
Interest rate contracts (2)	$957,793	$329,170	$95,648	$(10,235)	$2,169,642	$238,639	$95,948	$(8,225)
Foreign exchange contracts	1,097,616	32,007	—	—	1,014,063	15,019	—	—

Total derivatives designated as hedging instruments	$2,055,409	$361,177	$95,948	$(10,235)	$3,183,705	$253,658	$95,948	$(8,225)

Derivatives not designated as hedging instruments:
Investment Related Derivatives:
Interest rate exposure	$150,312	$239	$—	$—	$111,875	$1,248	$1,800	$(6)
Foreign exchange exposure	73,655	2,105	283,809	(9,701)	127,329	1,577	314,361	(8,226)
Credit exposure	284,650	11,480	352,000	(2,940)	214,650	13,244	741,388	(18,198)
Financial market exposure	244,160	1,290	400	(31)	306,464	1,983	—	—
Financial Operations Derivatives: (3)
Credit exposure	—	—	254,456	(25,887)	—	—	271,704	(18,386)
Other Non-Investment Derivatives:
Contingent capital facility	350,000	—	—	—	350,000	—	—	—
Guaranteed minimum income benefit contract	—	—	84,369	(23,984)	—	—	86,250	(22,909)
Modified coinsurance funds withheld contract	—	—	68,731	—	—	—	71,695	(266)
Foreign exchange exposure	—	—	—	—	—	—	—	—

Total derivatives not designated as hedging instruments	$1,102,777	$15,114	$1,043,765	$(62,543)	$1,110,318	$18,052	$1,487,198	$(67,991)

(1)	Derivative instruments in an asset or liability position are included within Other Assets or Other Liabilities, respectively, in the Balance Sheet.

(2)

At June 30, 2010 and December 31, 2009, the Company held net cash collateral related to these derivative assets of $254.2 million and $169.1 million. The collateral balance is included within cash and cash equivalents and the corresponding liability to return the collateral has been offset against the derivative asset within the balance sheet as appropriate under the netting agreement.

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

          At June 30, 2010, a portion of the Company’s liabilities are hedged against changes in the applicable designated benchmark interest rate. Interest rate swaps are also used to hedge the changes in fair value of certain fixed rate liabilities and fixed income securities due to changes in the designated benchmark interest rate. In addition, the Company utilizes foreign exchange contracts to hedge the fair value of certain fixed income securities as well as to hedge certain net investments in foreign operations.

          On June 7, 2010, the Company settled the interest rate contracts designated as fair value hedges of certain issues of the Company’s notes payable and debt. The derivative contracts were settled for a gain of $21.6 million. The cumulative increase recorded to the carrying value of the hedged notes payable and debt, representing the effective portion of the hedging relationship, will be amortized through interest expense over the remaining term of the debt. From the date of settlement through June 30, 2010, $0.5 million of the balance was recorded as a reduction of interest expense. The remaining balance of $21.2 million will be amortized over the weighted average period remaining to maturity of the debt of 3.6 years.

          The following table provides the total impact on earnings relating to derivative instruments formally designated as fair value hedges along with the impacts of the related hedged items for the three and six month periods ended June 30, 2010 and 2009:

Three months ended June 30, 2010 (U.S. dollars in thousands) (Unaudited)		Hedged Items – Amount of Gain/(Loss) Recognized in Income Attributable to Risk

	Gain/(Loss) Recognized in Income on Derivative	Deposit Liabilities	Fixed Maturity Investments	Notes Payable and Debt	Ineffective Portion of Hedging Relationship – Gain/ (Loss)

Derivatives Designated as Fair Value Hedges:
Interest rate exposure	$85,900
Foreign exchange exposure	13,312

Total	$99,212	$(85,918)	$(11,668)	$(6,209)	$(4,583)

Three months ended June 30, 2009 (U.S. dollars in thousands) (Unaudited)		Hedged Items – Amount of Gain/(Loss) Recognized in Income Attributable to Risk

	Gain/(Loss) Recognized in Income on Derivative	Deposit Liabilities	Fixed Maturity Investments	Notes Payable and Debt	Ineffective Portion of Hedging Relationship – Gain/ (Loss)

Derivatives Designated as Fair Value Hedges:
Interest rate exposure	$(126,914)
Foreign exchange exposure	—

Total	$(126,914)	$117,831	$10,613	$—	$1,530

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Derivative Instruments (Continued)

          (a) Derivative Instruments Designated as Fair Value Hedges (Continued)

Six months ended June 30, 2010 (U.S. dollars in thousands) (Unaudited)		Hedged Items – Amount of Gain/(Loss) Recognized in Income Attributable to Risk

	Gain/(Loss) Recognized in Income on Derivative	Deposit Liabilities	Fixed Maturity Investments	Notes Payable and Debt	Ineffective Portion of Hedging Relationship – Gain/ (Loss)

Derivatives Designated as Fair Value Hedges:
Interest rate exposure	$92,036
Foreign exchange exposure	48,556

Total	$140,592	$(86,742)	$(46,334)	$(15,940)	$(8,424)

Six months ended June 30, 2009 (U.S. dollars in thousands) (Unaudited)		Hedged Items – Amount of Gain/(Loss) Recognized in Income Attributable to Risk

	Gain/(Loss) Recognized in Income on Derivative	Deposit Liabilities	Fixed Maturity Investments	Notes Payable and Debt	Ineffective Portion of Hedging Relationship – Gain/ (Loss)

Derivatives Designated as Fair Value Hedges:
Interest rate exposure	$(189,553)
Foreign exchange exposure	—

Total	$(189,553)	$182,635	$9,759	$—	$2,841

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

          The periodic coupon settlements resulted in decreases to net investment income of $1.0 million and $2.0 million for the three and six months ended June 30, 2010, respectively and increases to net investment income of $3.1 million and $5.5 million for the three and six months ended June 30, 2009, respectively.

          The periodic coupon settlements also resulted in decreases to interest expense of $20.5 million and $34.5 million for the three and six months ended June 30, 2010, respectively, and decreases to interest expense of $6.9 million and $13.1 million for the three and six months ended June 30, 2009, respectively.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Derivative Instruments (Continued)

          (b) Derivative Instruments Designated as Cash Flow Hedges

          During March 2007, the Company entered into an interest rate swap agreement in connection with the issuance of the 2027 Senior Notes, as described in Item 8, Note 16 to the Consolidated Financial Statements, “Notes Payable and Debt and Financing Arrangements,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. This transaction, which met the requirements of accounting guidance applicable to a cash flow hedge of a forecasted transaction, was entered into to mitigate the interest rate risk associated with the subsequent issuance of the 2027 Senior Notes. The gain on the settlement of the swap transaction on May 2, 2007 of $3.8 million was credited to AOCI and is being amortized to interest expense over the 20-year term of the related debt. In addition, the Company entered into a treasury rate guarantee agreement in anticipation of the issuance of $300.0 million of 5.25% Senior Notes due September 15, 2014 during 2004. The loss on the settlement of the treasury rate guarantee transaction on August 18, 2004 of $6.3 million was charged to AOCI and is being amortized to interest expense over the 10-year term of the related debt. The impact on earnings relating to these derivative instruments formally designated as cash flow hedges were increases to interest expense of $0.1million and $0.2 million for each of the three and six months periods ended June 30, 2010 and 2009, respectively.

          (c) Derivative Instruments Designated as Hedges of the Net Investment in a Foreign Operation

          The Company utilizes foreign exchange contracts to hedge the fair value of certain net investments in foreign operations. During the three and six months ended June 30, 2010, the Company entered into foreign exchange contracts that were formally designated as hedges of the investment in foreign subsidiaries with functional currencies of U.K. Sterling and the Euro. The U.S. Dollar equivalent of foreign denominated net assets of $505.4 million and $372.7 million was hedged during the three and six months ended June 30, 2010, respectively, which resulted in a derivative gain of $19.9 million and $22.6 million being recorded in the cumulative translation adjustment account within AOCI for each period, respectively. There was no ineffectiveness resulting from these transactions. The Company did not have any hedges of net investments in foreign operations in place during the quarter or six months ended June 30, 2009.

          (d) Derivative Instruments Not Formally Designated As Hedging Instruments

          The following table provides the total impact on earnings relating to derivative instruments not formally designated as hedging instruments under authoritative accounting guidance. The impacts are all recorded through Net realized and unrealized gains (losses) on derivatives in the income statement.

	Amount of Gain (Loss) Recognized in Income on Derivative

(U.S. dollars in thousands) (Unaudited)	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Derivatives not designated as hedging instruments:
Investment Related Derivatives:
Interest rate exposure	2,909	4,751	4,906	5,624
Foreign exchange exposure	(14,574)	14,930	(28,011)	8,514
Credit exposure	2,414	(28,280)	1,143	(27,244)
Financial market exposure	(376)	367	135	2,327
Financial Operations Derivatives:
Credit exposure	(3,340)	3,669	(7,342)	9,254
Other Non-Investment Derivatives:
Contingent capital facility	(2,053)	(2,053)	(4,083)	(4,083)
Guaranteed minimum income benefit contract	(2,688)	3,355	(1,075)	(608)
Modified coinsurance funds withheld contract	2,395	(213)	2,375	24
Weather and Energy Derivatives:
Structured weather risk management products	—	2,913	—	2,913

Total derivatives not designated as hedging instruments	(15,313)	(561)	(31,952)	(3,279)
Amount of gain (loss) recognized in income from ineffective portion of fair value hedges	(4,583)	1,530	(8,424)	2,841

Net realized and unrealized gains (losses) on derivative instruments	$(19,896)	$969	$(40,376)	$(438)

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

          (d)(ii) Financial Operations Derivatives – Credit Exposure

          The Company held credit derivative exposures through a limited number of contracts written as part of the Company’s previous financial lines businesses, and through the Company’s prior reinsurance agreements with Syncora, as described below. Following the secondary market sale of Syncora common shares, the Company retained some credit derivative exposures written by Syncora and certain of its subsidiaries through reinsurance agreements that had certain derivatives exposures embedded within them. The change in value of the derivative portion of the financial guarantee reinsurance agreements the Company had with Syncora was included in “Net (loss) income from operating affiliates.” Following the closing of the Master Agreement during August 2008, as described in Item 8, Note 4 to the Consolidated Financial Statements, “Syncora Holdings Ltd.,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which terminated certain reinsurance and other agreements, these credit derivative exposures were eliminated by virtue of the commutation of the relevant reinsurance agreements.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Derivative Instruments (Continued)

          (d)(ii) Financial Operations Derivatives – Credit Exposure (Continued)

          As of June 30, 2010 and December 31, 2009 the remaining credit derivative exposures outside of the Company’s investment portfolio consisted of two contracts written by the Company, one, that provides credit protection on the senior tranches of a structured finance transaction and the other, a European project finance loan participation. The aggregate outstanding exposure for the two contracts is $254.5 million ($233.2 million principal and $21.2 million interest), and $271.7 million ($244.9 million principal and $26.8 million interest), weighted average contractual term to maturity of 5.5 years and 6.0 years, a total liability recorded of $25.9 million and $18.4 million, respectively.

          The credit protection related to the structured finance transaction is a credit default swap executed in 2000. The underlying collateral is predominantly securitized pools of leveraged loans and bonds. The transaction is in compliance with most of the coverage tests except the mezzanine overcollateralization test. As a result, both interest and principal proceeds are currently redirected to amortize the senior most notes which reduces the Company’s exposure sooner than originally anticipated. Management continues to monitor its underlying performance and is comfortable with the collateral coverage. The European project finance loan participation benefits from an 80% deficiency guarantee from the German state and federal governments.

          As of June 30, 2010, there were no reported events of default on these obligations. Credit derivatives are recorded at fair values, which are determined using either models developed by the Company or third party prices and are dependent upon a number of factors, including changes in interest rates, future default rates, credit spreads, changes in credit quality, future expected recovery rates and other market factors. The change resulting from movements in credit and credit quality spreads is unrealized as the credit derivatives are not traded to realize this resultant value.

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

          (e) Contingent Credit Features

          Certain derivatives agreements entered into by the Company or its subsidiaries contain rating downgrade provisions that permit early termination of the agreement by the counterparty if collateral is not posted following failure to maintain certain credit ratings from one or more of the principal credit rating agencies. If the Company were required to early terminate such agreements due to rating downgrade, it could potentially be in a net liability position at time of settlement. The aggregate fair value of all derivatives agreements containing such rating downgrade provisions that were in a liability position on June 30, 2010 and December 31, 2009 was $28.6 million and $30.8 million, respectively. The Company has not been required to post collateral under any of these agreements as of June 30, 2010.

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

          During the six months ended June 30, 2010, the Company granted approximately 0.9 million stock options with a weighted-average grant date fair value of $9.32 per option. The fair value of the options issued was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

Dividend yield	3.25%
Risk free interest rate	2.73%
Volatility	72.5%
Expected lives	6.0	years

          During the six months ended June 30, 2010, the Company granted approximately 1.1 million restricted stock units to officers of the Company and its subsidiaries with an aggregate grant date fair value of approximately $20.2 million. Each restricted stock unit represents the Company’s obligation to deliver to the holder one Class A Ordinary Share upon satisfaction of the three year vesting term. Restricted stock units are granted at the closing market price on the day of grant and entitle the holder to receive dividends declared and paid in the form of additional Class A Ordinary Shares contingent upon vesting.

          During the six months ended June 30, 2010, the Company granted approximately 1.5 million performance units (representing a potential maximum share payout of approximately 3.1 million Class A Ordinary Shares) to certain employees with an aggregate grant date fair value of approximately $26.3 million. The performance units vest after three years and entitle the holder to shares of the Company’s stock. There are no dividend rights associated with the performance units. Each grant of performance units has a target number of shares, with final payouts ranging from 0% to 200% of the grant amount depending upon a combination of corporate and business segment performance along with each employee’s continued service through the vest date. Performance targets are based on relative and absolute financial performance metrics.

          In connection with, and effective upon, the completion of the Redomestication, XL-Ireland assumed the existing liabilities, obligations and duties of XL-Cayman under the NAC Re Corp. 1989 Stock Option Plan (the “1989 Plan”), the XL Capital Amended and Restated 1991 Performance Incentive Program (the “1991 Program”), the XL Capital 1999 Performance Incentive Program for Employees (the “1999 Program”), the XL Capital Ltd Directors Stock & Option Plan (the “Directors Plan”), the XL Capital Ltd 2009 Cash Long-term Program (the “2009 Program”), the XL Capital Supplemental Deferred Compensation Plan (the “DC Plan,” and together with the 1989 Plan, 1991 Program, the 1999 Program, the Directors Plan and the 2009 Program, the “Programs”). Furthermore, in connection with, and effective upon, the completion of the Redomestication, the Programs have been amended by XL-Cayman, among other things, (i) to provide that XL-Ireland and its Board of Directors will succeed to all powers, authorities and obligations of XL-Cayman and its Board of Directors under each Program, (ii) to provide that the securities to be issued pursuant to each Program will consist of ordinary shares of XL-Ireland and (iii) otherwise to reflect the completion of the Redomestication.

8. XL Capital Finance (Europe) plc

          XL Capital Finance (Europe) plc (“XLCFE”) is a wholly owned finance subsidiary of the Company. In January 2002, XLCFE issued $600.0 million par value 6.5% Guaranteed Senior Notes due January 2012. These Notes are fully and unconditionally guaranteed by the Company. XL Capital Ltd’s ability to obtain funds from its subsidiaries is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the Company operates including Bermuda, the U.S. and the U.K., among others. Required statutory capital and surplus for the principal operating subsidiaries of the Company was $7.0 billion as of December 31, 2009.

          On June 30, 2010, XL-Cayman entered into the Supplemental Indenture (the “XLCFE Supplemental Indenture”) to the Indenture (the “XLCFE Indenture”), dated as of January 10, 2002, by and among XLCFE, XL-Cayman and State Street Bank and Trust Company. The XLCFE Supplemental Indenture provides for, among other things, the assumption of XL-Cayman’s obligations under the guarantee of obligations under the XLCFE Indenture and the securities issued pursuant thereto by XL Company Switzerland GmbH.

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Related Party Transactions

          At June 30, 2010 and December 31, 2009, the Company owned non-controlling stakes in eight and nine independent investment management companies (“Investment Manager Affiliates”) totaling $160.1 million and $210.7 million, respectively. The Company seeks to develop relationships with specialty investment management organizations, generally acquiring an equity interest in the business. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates and through these funds and partnerships pays management and performance fees to the Company’s Investment Manager Affiliates.

          In the normal course of business, the Company enters into certain quota share reinsurance contracts with a subsidiary of one of its other strategic affiliates, ARX Holding Corporation. During the quarter ended June 30, 2010, these contracts resulted in reported net premiums of $8.2 million, net paid claims of $5.2 million and reported acquisition costs of $6.0 million. During the same period in 2009, these contracts resulted in reported net premiums of $15.9 million, net paid claims of $5.4 million and reported acquisition costs of $6.1 million. Management believes that these transactions are conducted at market rates consistent with negotiated arms-length contracts.

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

          The Company has utilized variable interest entities in certain instances as a means of accessing contingent capital. The Company has utilized unconsolidated entities in the formation of contingent capital facilities. The Company’s interest in Stoneheath Re (“Stoneheath”) represents an interest in a variable interest entity; however, the Company is not the primary beneficiary as contemplated in that guidance. The Company’s interest in such entities is as a contributor of variability and not an absorber of losses and, as such, the Company would not be considered the primary beneficiary. Given that there are no contractual requirements or intentions to enter into additional variable interests in this entity, management considers the likelihood of consolidating Stoneheath in the future to be remote. For further details regarding Stoneheath, see Item 8, Note 18 to the Consolidated Financial Statements, “Off-Balance Sheet Arrangements,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Variable Interest Entities (Continued)

          The credit exposures represent the most significant risks associated with the Company’s involvement with variable interest entities and there have been no significant changes in the nature of the Company’s involvement with variable interest entities during the six months ended June 30, 2010.

11. Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent

(U.S. dollars and shares in thousands, except per share amounts) (Unaudited)	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,

	2010	2009	2010	2009

Basic earnings per ordinary share and ordinary share equivalents:
Net income attributable to XL Capital Ltd	$194,005	$85,541	$337,885	$88,638
Less: preference share dividends	(2,194)	(5,592)	(34,694)	(42,126)
Plus: gain on redemption of Series C Preference Ordinary shares	—	—	16,616	211,816

Net income available to ordinary shareholders	$191,811	$79,949	$319,807	$258,328

Weighted average ordinary shares outstanding	342,056	342,154	342,049	339,155
Basic earnings per ordinary share & ordinary share equivalents outstanding	$0.56	$0.23	$0.93	$0.76

Diluted earnings per ordinary share and ordinary share equivalents:
Net income attributable to XL Capital Ltd	$194,005	$85,541	$337,885	$88,638
Less: preference share dividends	(2,194)	(5,592)	(34,694)	(42,126)
Plus: gain on redemption of Series C Preference Ordinary shares	—	—	16,616	211,816

Net income available to ordinary shareholders	$191,811	$79,949	$319,807	$258,328

Weighted average ordinary shares outstanding — basic	342,056	342,154	342,049	339,155
Impact of share based compensation and certain conversion features	822	314	732	107

Weighted average ordinary shares outstanding — diluted	342,878	342,468	342,781	339,262

Diluted earnings per ordinary share & ordinary share equivalents outstanding	$0.56	$0.23	$0.93	$0.76

Dividends per ordinary share	$0.10	$0.10	$0.20	$0.20

XL CAPITAL LTD

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies

          Financial and Other Guarantee Exposures

          As part of the Company’s legacy financial guarantee business, the Company’s outstanding financial guarantee contracts as of June 30, 2010 included the reinsurance of 38 financial guarantee contracts with total insured contractual payments outstanding of $619.1 million ($493.4 million of principal and $125.7 million of interest) and having a remaining weighted-average contract period of 11.6 years. These contracts provide credit support for a variety of collateral types. The largest exposures are comprised of (i) $386.5 million of notional financial guarantee (including principal and interest) on a Chilean toll road structure where the Issuer has decided to prepay the debt and, therefore, the exposure has been eliminated in the third quarter of 2010; (ii) $70.6 million of notional financial guarantee on a collateralized fund obligation which is currently being wound-up in an orderly manner and where collateral cushion exceeds 60%; and (iii) the remaining $162.0 million of financial guarantees is comprised of 36 separate transactions with varying forms of underlying collateral, including pre-2000 vintage asset backed securities and municipal government bonds. The underlying financial guarantees are diversified and individually small.

          The total gross claim liability and unearned premiums recorded at June 30, 2010 associated with the 38 contracts were $14.5 million and $0.6 million, respectively. Of the contractual exposure existing at June 30, 2010, the Company has reinsured the above mentioned Chilean toll road exposure with subsidiaries of Syncora, however, as of June 30, 2010 there are no gross claim liabilities or recoverables recorded relating to this exposure. Of the 38 contracts noted above, 3 contracts with total insured contractual payments outstanding of $13.1 million had experienced an event of default and were considered by the Company to be non-performing at June 30, 2010, while the remaining 35 contracts were considered to be performing at such date.

          As of December 31, 2009, the Company’s outstanding financial guarantee contracts included the reinsurance of 41 financial guarantee contracts with total insured contractual payments outstanding of $713.6 million ($568.2 million of principal and $145.4 million of interest) and having a remaining weighted-average contract period of 11.5 years. The total gross claim liability and unearned premiums recorded at December 31, 2009 were $14.5 million and $1.5 million, respectively. Of the contractual exposure existing at December 31, 2009, the Company had reinsured $423.8 million with subsidiaries of Syncora, however, as at December 31, 2009 there were no gross claims liabilities or recoverables recorded. Of the 41 contracts noted above, 3 contracts with total insured contractual payments outstanding of $16.1 million had experienced an event of default and were considered by the Company to be non-performing at December 31, 2009, while the remaining 38 contracts were considered to be performing at such date.

          Surveillance procedures to track and monitor credit deteriorations in the insured financial obligations are performed by the primary obligors for each transaction on the Company’s behalf. Information regarding the performance status and updated exposure values is provided to the Company on a quarterly basis and evaluated by management in recording claims reserves.

          On June 28, 2010, the Company’s subsidiary XL Insurance (Bermuda) Ltd (“XLI”) completed a commutation, termination and release agreement (the “Termination Agreement”) with European Investment Bank (“EIB”) which fully extinguishes and terminates all of the guarantees issued to EIB by XLI in connection with financial guaranty policies between certain subsidiaries of Syncora Holdings Ltd. (formerly Security Capital Assurance Ltd, “Syncora Holdings”) and EIB. These guarantees were provided for the benefit of EIB relating to project finance transactions comprised of transportation, school and hospital projects with an average rating of BBB, written between 2001 and 2006 with anticipated maturities ranging between 2027 and 2038. The guarantees had been accounted for under Accounting Standards Codification (“ASC”) section 460-10, Guarantees (previously FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”)

          Under the Termination Agreement, XLI paid $38 million to EIB, and all of XLI’s exposures under the EIB guarantees, with aggregate par outstanding of approximately $900 million, were eliminated. In addition, a further $0.5 million was paid to EIB for expenses in relation to the termination. Pursuant to the obligations of Syncora Holdings and its affiliates (collectively “Syncora”) under the Master Commutation, Release and Restructuring Agreement (the “Master Agreement”), dated as of July 28, 2008, as amended, among XLI and affiliates, Syncora, and certain of Syncora’s credit default swap counterparties, Syncora paid XLI $15 million subsequent to June 30, 2010 (of the total $38 million payment). The net cost of this transaction is reflected in the Company’s Consolidated Statement of Income as “Loss on Termination of Guarantee”. For further historical information regarding the above-mentioned EIB guarantees and the Master Agreement, refer to Note 4 to the Consolidated Financial Statements, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

13. Taxation

          During the first six months of 2010, the Company revised its capital strategy such that it is no longer able to positively assert that all earnings arising within the United States will be permanently reinvested in that jurisdiction. As a result, the effective tax rate for the period includes a provision for withholding tax on certain earnings arising in the United States. The impact of this change on the estimated effective rate for the six months ended is an increase of approximately 0.5%.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          General

          On July 1, 2010, XL Group plc, an Irish public limited company (“XL Ireland”), and XL Group plc (formerly, XL Capital Ltd), a Cayman Islands exempted company (“XL-Cayman”), completed a redomestication transaction in which all of the ordinary shares of XL-Cayman were exchanged for all of the ordinary shares of XL-Ireland. As a result, XL-Cayman became a wholly owned subsidiary of XL-Ireland. Unless the context otherwise indicates, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “XL Group” include XL-Ireland and its consolidated subsidiaries; references to the “Company” include XL-Cayman and its consolidated subsidiaries prior to July 1, 2010.

          The following is a discussion of XL Group’s financial condition and liquidity and results of operations. Certain aspects of XL Group’s business have loss experience characterized as low frequency and high severity. This may result in volatility in both XL Group’s and an individual segment’s results of operations and financial condition.

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

          Executive Overview

          See “Executive Overview” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

           Results of Operations and Key Financial Measures

          The following table presents an analysis of the Company’s net income available to ordinary shareholders and other financial measures (described below) for the three and six months ended June 30, 2010 and 2009:

(U.S. dollars and shares in thousands, except per share amounts) (Unaudited)	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,

	2010	2009	2010	2009

Net income attributable to ordinary shareholders	$191,811	$79,949	$319,807	$258,328
Earnings per ordinary share – basic	$0.56	$0.23	$0.93	$0.76
Earnings per ordinary share – diluted	$0.56	$0.23	$0.93	$0.76
Weighted average number of ordinary shares and ordinary share equivalents – basic	342,056	342,154	342,049	339,155
Weighted average number of ordinary shares and ordinary share equivalents – diluted	342,878	342,468	342,781	339,262
Change in fully diluted book value per ordinary share	1.36	3.87	3.14	3.43

          The following are some of the financial measures management considers important in evaluating the Company’s operating performance:

(U.S. dollars and shares in thousands, except per share amounts) (Unaudited)	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,

	2010	2009	2010	2009

Underwriting profit (loss) – P&C operations	$94,673	$89,439	$88,063	$193,291
Combined ratio – P&C operations	92.2%	93.0%	96.4%	92.6%
Net investment income – P&C operations	$222,544	$237,887	$446,183	$500,347
Annualized return on average shareholders’ equity	8.3%	5.5%	7.1%	8.9%

	(Unaudited) June 30, 2010	December 31, 2009

Book value per ordinary share	$27.79	$24.64
Fully diluted book value per ordinary share (1)	$27.74	$24.60

(1)

Fully diluted book value per ordinary share is a non-GAAP measure and represents book value per ordinary share combined with the impact from dilution of share based compensation including in-the-money stock options and certain conversion features at any period end. The Company believes that fully diluted book value per ordinary share is a financial measure important to investors and other interested parties who benefit from having a consistent basis for comparison with other companies within the industry. However, this measure may not be comparable to similarly titled measures used by companies either outside or inside of the insurance industry.

Key Financial Measures

Underwriting profit – property and casualty (“P&C”) operations

          One way that the Company evaluates the performance of its insurance and reinsurance operations is the underwriting profit or loss. The Company does not measure performance based on the amount of gross premiums written. Underwriting profit or loss is calculated from premiums earned less net losses incurred and expenses related to underwriting activities. The Company’s underwriting profit for the three month period ended June 30, 2010 was primarily reflective of the combined ratio discussed below.

Combined ratio – P&C operations

          The combined ratio for P&C operations is used by the Company and many other insurance and reinsurance companies as another measure of underwriting profitability. The combined ratio is calculated from the net losses incurred and underwriting expenses as a ratio of the net premiums earned for the Company’s insurance and reinsurance operations. A combined ratio of less than 100% indicates an underwriting profit and greater than 100% reflects an underwriting loss. The Company’s combined ratio for the six months ended June 30, 2010, is higher than the same period in the previous year, primarily as a result of an increase in the loss and loss expense ratio, partially offset by a decrease in the underwriting expense ratio. The loss and loss expense ratio has increased as a result of higher levels of catastrophe losses in both the insurance and reinsurance segments. The decreased underwriting expense ratio is reflective of the additional costs incurred in 2009 associated with the Company’s restructuring activities.

Net investment income – P&C operations

          Net investment income related to P&C operations is an important measure that affects the Company’s overall profitability. The largest liability of the Company relates to its unpaid loss reserves, and the Company’s investment portfolio provides liquidity for claims settlements of these reserves as they become due. Thus, a significant part of the investment portfolio is invested in fixed income securities. Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates and credit spreads and changes in overall asset allocation. Net investment income related to P&C operations decreased by $54.2 million during the first half of 2010 as compared to the same period in the prior year. Overall, portfolio yields have decreased as a result of the impact of declines in U.S. interest rates, and particularly the impact of decreased U.S. Dollar Libor on the Company’s floating rate securities previously supporting the GIC and funding agreement business. In addition, the Company increased its holdings in lower-yielding cash, government and agency RMBS securities in connection with its investment portfolio de-risking efforts as the Company re-aligned its portfolio to one more typical of a P&C portfolio.

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

          Book value per ordinary share increased by $3.15 in the six months ended June 30, 2010 as compared to an increase of $3.45 during the first six months of 2009. During the first half of 2010, there was a decrease in net unrealized losses of $1.0 billion, net of tax. The increasing investment fair values was due in large part to declining interest rates during the first half of 2010, which was partially offset by the impact of modest year-to-date widening of credit spreads in certain asset classes. In addition, book value per ordinary share increased as a result of net income attributable to ordinary shareholders increasing by $61.5 million during the first half of 2010 compared to the first half of 2009. This increase was comprised of an increase in Net Income attributable to XL Capital Ltd of $249.2 million offset by decrease of $195.2 million in the gains associated with the two separate purchases of portions of the Company’s Redeemable Series C Preference Ordinary Shares that were completed during the first half of each of 2010 and 2009.

          As noted above, fully diluted book value per ordinary share represents book value per ordinary share combined with the impact from dilution of share based compensation including in-the-money stock options and certain other share based compensation units and certain conversion features at any period end. Fully diluted book value per ordinary share increased by $3.14 and increased by $3.43 during the six months ended June 30, 2010 and 2009, respectively, as a result of the factors noted above.

Annualized return on average ordinary shareholders’ equity

          Return on average ordinary shareholder’s equity (“ROE”) is another financial measure that management considers important in evaluating the Company’s operating performance. ROE is calculated by dividing the net income for any period by the average of the opening and closing ordinary shareholders’ equity. The Company establishes minimum target ROEs for its total operations, segments and lines of business. If the Company’s minimum ROE targets over the longer term are not met with respect to any line of business, the Company seeks to modify and/or exit these lines. In the first half of 2010, ROE was 7.1%, 1.8 percentage points lower than the same period in the prior year when it was 8.9%, mainly as a result of significantly higher equity levels during 2010 following the increase in value of the Company’s investment portfolio.

Significant Items Affecting the Results of Operations

          The Company’s net income and other financial measures as shown above for the three and six months ended June 30, 2010 have been affected by, among other things, the following significant items:

1)	The impact of natural catastrophes and large loss events in 2010;

2)	Market movement impacts on the Company’s investment portfolio; and

3)	Continuing competitive factors impacting the underwriting environment.

1) The impact of natural catastrophes and large loss events in 2010

          Net losses incurred were higher during the first six months of 2010 as compared to the same period in 2009 as a result of higher levels of natural catastrophe losses in the first and second quarters of 2010, mainly as a result of the Chilean Earthquake, European Windstorm Xynthia and U.S. tornadoes and hailstorm activity. In addition, property losses relating to the Deepwater Horizon oil rig contributed to the higher loss than compared to 2009.

          In the first quarter, the Company recorded preliminary loss estimates related to the Chilean Earthquake, pretax and net of reinsurance of approximately $157.1 million, of which $78.0 million is attributable to the Insurance segment and $79.1 million to the Reinsurance segment. Management’s preliminary loss estimates related to Windstorm Xynthia, pretax and net of reinsurance, were approximately $23.5 million almost exclusively in the Reinsurance segment.

          In the second quarter, the Company recorded losses related to U.S. tornado and hailstorm activity of $13.2 million exclusively in the Insurance segment. In addition, there were revisions to the first quarter modeled estimates which increased the reported losses on the Chilean Earthquake by $7.2 million and reduced the reported losses on the European Windstorm Xynthia by $2.0 million. The majority of these loss revisions were attributable to the Reinsurance segment. The Company’s June 30, 2010 estimates are based on its review of individual treaties and policies expected to be impacted along with the limited client data received to date and reflect current total insured market loss estimates, both from published sources and the Company’s internal analysis. To date the Reinsurance segment has received very little reported loss information from its cedents and therefore has relied heavily on modeled loss estimates. These preliminary loss estimates correspond to expected insured market losses in the range of $6 billion to $8 billion for the earthquake in Chile and $1.5 billion to $3 billion for Windstorm Xynthia. Given there is currently a wide range of estimates for the extent of total economic and insured industry losses, the Company’s loss estimates involve the exercise of considerable judgment and are, accordingly, subject to revision as additional information becomes available. Actual losses may differ materially from these preliminary estimates.

          Management’s preliminary loss estimates of the total property loss exposure to the Deepwater Horizon oil rig, net of reinsurance and reinstatement premium, were approximately $25.1 million, of which $12.5 million is attributable to the Insurance segment and $12.6 million to the Reinsurance segment.

          The Company is a major writer of large, complex energy-related (re)insurance coverages and manages its exposure through, among other items, the purchase of reinsurance. The Company is in the process of assessing its potential liability exposure arising out of the Deepwater Horizon oil rig explosion in the Gulf. However, given that the facts are still developing, as well as the complexities of the nature of the event including indemnities from BP, other defenses to liability based on contract and common law and coverage issues, it is too early to estimate losses at this time.

          For further details see the segment results in the “Income Statement Analysis” below.

2) Market movement impacts on the Company’s investment portfolio

          During the three months ended June 30, 2010, there was a flight to quality due to the European sovereign crisis, and interest rates declined in the Company’s major markets, offset by slight widening of corporate credit spreads, particularly European financials. The net impact of the market conditions on the Company’s investment portfolio for the quarter resulted in a decrease in net unrealized losses on available for sale investments as compared to March 31, 2010 of $0.4 billion. This represents approximately a 0.9% appreciation on average assets for the quarter ended June 30, 2010.

          The following table provides further detail regarding the movements in the global credit markets, as well as in government interest rates using some selected market indices:

	Interest Rate Movement for the quarter ended June 30, 2010 (1) (‘+’/’-’ represents increases / decreases in interest rates)	Credit Spread Movement for the quarter ended June 30, 2010 (2) (‘+’/ ‘-’ represents widening / tightening of credit spreads)
United States	- 77 basis points (5 year Treasury)	+ 49 basis points (U.S. Corporate A rated)
	+ 24 basis points (3 month LIBOR)	- 32 basis points (U.S. Agency RMBS, AAA rated)
+ 20 basis points (U.S. CMBS, AAA rated)
United Kingdom	- 58 basis points (10 year Gilt)	+ 26 basis points (UK Corporate, AA rated)
Euro-zone	- 52 basis points (5 year Bund)	+ 60 basis points (Europe Corporate, A rated)

(1)	Source: Bloomberg Finance L.P.

(2)	Source: Merrill Lynch Global Indices.

          Net realized losses on investments in the quarter ended June 30, 2010 totaled $61.4 million, including net realized losses of approximately $57.4 million related to the impairment of certain of the Company’s fixed income, equity and other investments, where the Company determined that there was an other-than-temporary decline in the value of those investments which was related to credit.

          Of the $57.4 million, there were net realized losses of $25.0 million related to credit impairments on structured credit securities. Primarily these represented below investment grade non-Agency RMBS, including those with sub-prime and Alt-A collateral. A further $25.3 million in net realized losses related to intent to sell impairments of medium term notes backed primarily by investment grade European credit. The remaining impairment during the quarter was mainly related to currency loss impairments. Consistent with prior quarters, management continues to evaluate the impairment of the investment portfolio and satisfy itself that the remaining gross unrealized losses are temporary in nature.

3) Continuing competitive factors impacting the underwriting environment

          Insurance

          The market conditions within the core lines of business of the Insurance segment during the second quarter 2010 saw renewals and new business reflect persistent competitive pressures. Premium rates reflected an aggregate price decrease of approximately 1.8% for the entire book, largely influenced by 3-5% rate declines in the Insurance segment’s professional lines and property books offset by single digit increases in certain niche specialty and casualty lines. Retention ratios have shown significant improvement over the prior year quarter as concerns over the Company’s financial condition have dissipated. The overall Insurance segment retention rate has improved from 78% in the prior year quarter to 85% in the current year quarter which is back to historical levels. Gross premiums written in the second quarter of 2010 decreased $38.5 million or 3.4% versus the prior year quarter primarily driven by two programs that were exited last year. This reflects difficult trading environment in which the Company continues its disciplined underwriting approach to grow on a very selective basis and exit lines where margins are unacceptable.

          The following table provides an analysis of gross premiums written, net premiums written and net premiums earned for the Insurance segment for the six month periods ended June 30, 2010 and 2009:

	(Unaudited) Six Months Ended June 30, 2010			(Unaudited) Six Months Ended June 30, 2009

(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

Casualty – professional lines	$607,462	$547,506	$665,126	$581,973	$538,468	$626,601
Casualty – other lines	530,573	344,042	309,549	563,034	352,661	315,158
Property catastrophe	(7)	115	115	(25)	1,762	1,762
Other property	423,418	214,510	205,555	407,761	186,398	214,072
Marine, energy, aviation, and satellite	357,533	302,873	274,490	344,182	266,055	287,483
Other specialty lines (1)	303,230	254,537	306,457	313,147	247,430	324,087
Other (2)	(5,539)	(5,854)	(609)	5,183	5,790	12,508
Structured indemnity	960	959	4,994	210	210	9,930

Total	$2,217,630	$1,658,688	$1,765,677	$2,215,465	$1,598,774	$1,791,601

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, specie, middle markets and excess and surplus lines.

(2)	Other includes credit and surety and other lines.

          Reinsurance

          Competitive market conditions persist for the Reinsurance segment. July 1 renewals saw U.S. catastrophe rates deteriorate on a risk adjusted basis by 10% and international rates decreasing by 5%. Gross premiums written increased by 11.8% during the three months ended June 30, 2010 compared with the three months ended June 30, 2009. The increase was primarily from new business, mainly in Bermuda, reinstatement premiums on non property business in Europe, and additional former clients who returned to the Company as concerns over the Company’s financial condition dissipate. However, due to market conditions, the Reinsurance segment continues its philosophy of disciplined underwriting where it has, and will contract the portfolio if market conditions do not warrant deploying capital.

          The following table provides an analysis of gross premiums written, net premiums written and net premiums earned for the Reinsurance segment for the six month periods ended June 30, 2010 and 2009:

	(Unaudited) Six Months Ended June 30, 2010			(Unaudited) Six Months Ended June 30, 2009

(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

Casualty – professional lines	$147,285	$147,331	$107,385	$119,465	$119,466	$124,129
Casualty – other lines	149,874	147,757	115,453	129,713	124,880	123,443
Property catastrophe	321,649	283,645	165,511	295,896	251,341	146,174
Other property	416,495	322,564	228,688	431,843	324,927	283,096
Marine, energy, aviation, and satellite	82,349	74,243	42,641	62,259	58,988	41,614
Other (1)	94,035	76,825	54,844	126,559	106,995	92,037
Structured indemnity	76	76	(285)	(1,782)	(1,782)	1,342

Total	$1,211,763	$1,052,441	$714,237	$1,163,953	$984,815	$811,835

(1)	Other includes employers’ liability, surety, political risk and other lines.

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

          Redomestication to Ireland from the Cayman Islands (the “Redomestication”)

          On July 1, 2010, XL Capital Ltd changed its name to XL Group Ltd. In addition, on July 1, 2010, XL Group plc, an Irish public limited company (“XL Ireland”), and XL Group plc (formerly, XL Capital Ltd), a Cayman Islands exempted company (“XL-Cayman”), completed a redomestication transaction in which all of the ordinary shares of XL-Cayman were exchanged for all of the ordinary shares of XL-Ireland. As a result, XL-Cayman became a wholly owned subsidiary of XL-Ireland. On July 23, 2010, the Irish High Court approved XL Group plc’s creation of distributable reserves, subject to the completion of certain formalities under Irish Company law. These formalities are expected to be completed in early August 2010.

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

          In relation to the Company’s capital position, on February 12, 2010, the Company redeemed approximately 4.4 million Series C Preference Ordinary Shares with a liquidation value of $110.8 million for approximately $94.2 million. As a result, a book value gain of approximately $16.6 million was recorded in the first quarter of 2010 to common shareholders.

          Risk Management

          XL Group’s risk appetite framework guides its strategies relating to, among other things, capital preservation, earnings volatility, net worth at risk, operational loss, liquidity standards, capital rating and capital structure. This framework also addresses XL Group’s tolerance to risks from material individual events (e.g., natural or man made catastrophes such as terrorism), XL Group’s investment portfolio, realistic disaster scenarios that cross multiple lines of business and from risks related to some or all of the above that may actualize concurrently, with the objective of preserving XL Group’s capital base.

          In relation to event risk management, XL Group establishes net underwriting limits for individual large events as follows:

1.

XL Group imposes limits for each peril region/event type at a 1% exceedance probability. If XL Group was to deploy the full limit, for any given peril region/event type, there would be a 1% probability that an event would occur during the next year which would result in a net underwriting loss in excess of the limit.

2.

XL Group also imposes limits for each natural catastrophe peril region at a 1% tail value at risk (“TVaR”) probability. This statistic indicates the average amount of net loss expected to be incurred given that a loss above the 1% exceedance probability level has occurred.

3.

XL Group also imposes limits for certain other event types at a 0.4% exceedance probability. If XL Group were to deploy the full limit, for any given event type, there would be a 0.4% probability that an event would occur during the next year which would result in a net underwriting loss in excess of the limit.

          For planning purposes and to calibrate risk tolerances for business to be written during 2010, XL Group set its underwriting limits as a percent of September 30, 2009 Tangible Shareholders’ Equity (hereafter, “Tangible Shareholders’ Equity”). Tangible Shareholders’ Equity is defined as Total Shareholders’ Equity less Goodwill and Other Intangible Assets. These limits may be recalibrated, from time to time, to reflect material changes in Total Shareholders’ Equity that have occurred since September 30, 2009, at the discretion of management and as overseen by the Board.

          Per event 1% exceedance probability underwriting limits for “Tier 1 event types”, which include natural catastrophes, terrorism and other realistic disaster scenarios, are set at a level not to exceed approximately 15% of Tangible Shareholders’ Equity.

          Per event 1% TVaR underwriting limits for certain peak natural catastrophe peril regions approximate 20% of Tangible Shareholders’ Equity. 1% TVaR underwriting limits for non-peak natural catastrophe peril regions are set below the per event 1% TVaR limits described above.

          Per event 1% exceedance probability underwriting limits for “Tier 2 event types”, which include country risk, longevity risk and pandemic risk, are set at a level not to exceed 7.5% of Tangible Shareholders’ Equity.

          Per event 0.4% exceedance probability underwriting limits for “Tier 2 event types” are set at a level not to exceed 15% of Tangible Shareholders’ Equity. The 0.4% exceedance probability limit is used for Tier 2 event types rather than a TVaR measure due to the difficulty in estimating the full distribution of outcomes in the extreme tail of the distribution for these risk types as required for the TVaR measure.

          In all instances, the above referenced underwriting limits reflect pre tax losses net of reinsurance and net of inwards and outwards reinstatement premiums related to the specific events being measured. The limits are not net of underwriting profits expected to be generated in the absence of catastrophic loss activity.

          In setting underwriting limits, XL Group also considers such factors as:

▪	Correlation of underwriting risk with other risks (e.g. asset/investment risk, operational risk, etc.);

▪	Model risk and robustness of data;

▪	Geographical concentrations;

▪	Exposures at lower return periods;

▪	Expected payback period associated with losses;

▪	Projected share of industry loss; and

▪	Annual aggregate losses at a 1% exceedance probability and at a 1% TVaR level on both a peril region/risk type basis as well as at the portfolio level.

          Loss exposure estimates for all event risks are derived from a combination of commercially available and internally developed models together with the judgment of management, as overseen by the Board. Actual incurred losses may vary materially from the XL Group’s estimates. Factors that can cause a deviation between estimated and actualized loss potential include:

▪	Inaccurate assumption of event frequency and severity;

▪	Inaccurate or incomplete data;

▪

Changing climate conditions may add to the unpredictability of frequency and severity of natural catastrophes in certain parts of the world and create additional uncertainty as to future trends and exposures;

▪	Future possible increases in property values and the effects of inflation may increase the severity of catastrophic events to levels above the modeled levels;

▪

Natural catastrophe models incorporate and are critically dependent on meteorological, seismological and other earth science assumptions and related statistical relationships that may not be representative of prevailing conditions and risks, and may therefore misstate how particular events actually materialize, causing a material deviation between forecasted and actual damages associated with such events; and

▪	A change in the judicial climate.

          The above forecasts assume that amounts due from reinsurance and retrocession purchases are 100% collectible. There may be credit and/or other disputes associated with these potential receivables.

          For the above and other reasons, the incidence and severity of catastrophes and other event types are inherently unpredictable and it is difficult to predict the timing of such events with statistical certainty or estimate the amount of loss any given occurrence will generate. As a consequence, there is material uncertainty around the Company’s ability to measure exposures associated with individual events and combinations of events. This uncertainty could cause actual exposures and losses to deviate from those amounts estimated below, which in turn can create a material adverse effect on the Company’s financial condition and results of operations and may result in substantial liquidation of investments, possibly at a loss, and outflows of cash as losses are paid.

          The table below shows the Company’s estimated per event net 1% and 0.4% exceedance probability exposures for certain peak natural catastrophe perils regions.

			1-in 100 Event		1-in 250 Event

Geographical Zone (U.S. dollars in millions)	Peril	Measurement Date of In- Force Exposures	Probable Maximum Loss (1)	Percentage of Shareholders’ Equity as of June 30, 2010	Probable Maximum Loss (1)	Percentage of Shareholders’ Equity as of June 30, 2010

California	Earthquake	January 1, 2010	$553	5.3%	$864	8.2%
U.S.	Windstorm	January 1, 2010	846	8.1%	1,202	11.4%
Europe	Windstorm	January 1, 2010	397	3.8%	588	5.6%
Japan	Earthquake	April 1, 2010	187	1.8%	302	2.9%
Japan	Windstorm	April 1, 2010	138	1.3%	211	2.0%

(1)

Probable maximum losses include secondary uncertainty which incorporates variability around the expected probable maximum loss for each event, does not represent the Company’s maximum potential exposures and are pre tax.

(2)	Detailed analyses of aggregated In-force exposures and maximum loss levels are done periodically. The measurement dates represent the date of the last completed detailed analysis by geographical zone.

     Management of Legacy Financial Exposures

          Over the past 18 months, the Company has focused on the management of certain legacy financial businesses, which were put into run-off in 2008. These businesses include certain outstanding written credit default swap and financial guarantee contracts. During the second quarter, management was successful in commuting the Company’s exposure to the European Investment Bank, and continues to look for opportunities which make business sense to reduce and, where possible, terminate these types of exposures. These exposures and any related transactions are more fully described in Item 1, Note 6, “Derivative Instruments (d)(ii) – Financial Operations Derivatives – Credit Exposure” herein and Item 1, Note 12, “Financial and Other Guarantee Exposures” herein, respectively. The following is a summary of the outstanding exposures:

Form of Transaction (U.S. dollars in millions) (Unaudited)	Principal and Interest Outstanding June 30, 2010

Financial Guarantee (1)	$619.1
Credit Default Derivatives	254.5

Total Gross Exposure	$873.6

Reinsurance coverage – Syncora	(386.5)

Total Net Exposure (1)	$487.1

Current Reserves / Liabilities Reported	$40.4

(1)     Included in these exposures is $386.5 million of notional exposure (including principal and interest) to a Chilean toll road structure as of June 30, 2010. The Issuer has decided to prepay the debt, and an Omnibus Agreement releasing the Company from its financial guarantees has been signed and will be held in escrow subject to the satisfaction of certain conditions precedent. Subject to the prepayment closing and the satisfaction of these conditions precedent, the Company expects to eliminate the $386.5 million in exposure relating to this transaction, representing another important step in our steady efforts to reduce our book of non-core business.

          Regulatory Change

          Management continues to actively monitor the various regulatory bodies and initiatives that impact XL Group globally, and assess the potential for significant impact on results or operations. The European Commission is in the process of implementing changes to the prudential regulation of European insurers, known as Solvency II, with a timeline to achieve full compliance by 2013. Solvency II is designed to impose economic risk-based solvency requirements across all EU Member States. Advice and implementation consists of three pillars: (1) Pillar I – quantitative capital requirements, based on a valuation of the entire balance sheet; (2) Pillar II – qualitative regulatory review, which includes governance, internal controls, enterprise risk management and supervisory review process, and (3) Pillar III – market discipline, which is accomplished through reporting of the insurer’s financial condition to regulators and the public. Other jurisdictions such as Bermuda are in the process of implementing consistent changes to strengthen their capital and risk management requirements in order to be considered equivalent for purposes of group regulatory considerations. The Company has significant resources supporting the regulatory process, such as the Solvency II Quantitative Impact Studies, and these resources are also actively engaged in the implementation across XL Group.

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

Segment Results for the three months ended June 30, 2010 compared to the three months ended June 30, 2009

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

          Income Statement Analysis

          Insurance

          The Company’s Insurance segment provides commercial property, casualty and specialty insurance products on a global basis. Products generally provide tailored coverages for complex corporate risks and include the following lines of business: property, casualty, professional liability, environmental liability, aviation and satellite, marine and offshore energy, equine, fine art and specie, excess and surplus lines and other insurance coverages including program business. These lines of business are divided across operating units: North America P&C, International P&C, Global Professional Lines and Global Specialty Lines.

          The following table summarizes the underwriting results for this segment:

	(Unaudited) Three Months Ended June 30,

(U.S. dollars in thousands)	2010	2009	% Change

Gross premiums written	$1,085,740	$1,124,220	(3.4)%
Net premiums written	757,424	766,606	(1.2)%
Net premiums earned	868,666	881,490	(1.5)%
Net losses and loss expenses	592,184	598,784	(1.1)%
Acquisition costs	92,236	112,430	(18.0)%
Operating expenses	163,005	167,931	(2.9)%

Underwriting profit (loss)	$21,241	$2,345	NM *
Net results – structured products	$2,940	$4,093	(28.2)%
Fee income and other	(4,337)	(3,220)	(34.7)%

*	NM – Not meaningful

          Gross premiums written decreased by 3.4% during the three months ended June 30, 2010 compared with the three months ended June 30, 2009. Gross premiums written decreased by 0.5% in local currency. The decrease was mainly driven by the termination of a large aerospace program in 2009 and the run-off of a North American P&C automobile warranty program, fewer long term agreements, as well as unfavorable foreign exchange impacts. In addition, continued challenging market conditions and strong competition still negatively impact new business and pricing across many lines. These decreases have been partially offset by improved retention rates across most lines of business, prior year premium adjustments in London Markets relating to the 2008 and 2009 underwriting years, strong new business in aviation and continued premium growth in specie, equine and upper middle market businesses.

          Net premiums written decreased by 1.2% in the three month period ended June 30, 2010 compared with the three month period ended June 30, 2009. The modest decrease resulted from the gross written premium decreases outlined above partially offset by a reduction in ceded written premiums. Ceded written premiums decreased by 8.2% in the three month period ended June 30, 2010 compared with the three month period ended June 30, 2009 due largely to reinsurance savings relating to property and professional excess of loss treaties. In addition, certain premium adjustments and return premiums in aviation and property also gave rise to a positive variance on the second quarter of 2009.

          Net premiums earned decreased by 1.5% in the three month period ended June 30, 2010 compared with the three month period ended June 30, 2009. The decrease primarily resulted from challenging market conditions and strong competition as outlined above, the planned exit of certain lines of business and the overall earn-out of lower net premiums written in the past twelve months partially offset by the reinsurance cost savings on the 2010 treaties for property and professional as already noted above.

          The following table presents the ratios for this segment:

	(Unaudited) Three Months Ended June 30,

	2010	2009

Loss and loss expense ratio	68.2%	67.9%
Underwriting expense ratio	29.4%	31.8%

Combined ratio	97.6%	99.7%

          The loss and loss expense ratio includes net losses incurred for both the current quarter and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Insurance segment for the three month periods ended June 30, 2010 and 2009:

	(Unaudited) Three Months Ended June 30,

(U.S. dollars in millions)	2010	2009

Property	$(3.6)	$(5.7)
Casualty	20.4	5.6
Professional	(32.8)	(51.9)
Specialty and other	(17.5)	17.7

Total	$(33.5)	$(34.3)

Loss and loss expense ratio excluding prior year development	72.0%	71.8%

          Excluding prior year development, the loss ratio for the three months ended June 30, 2010 increased by 0.2 loss percentage points as compared to the same period in 2009 due primarily to natural catastrophe losses occurring in the second quarter of 2010. The Chilean Earthquake, European Windstorm Xynthia and U.S. tornado and hailstorm activity contributed $2.2 million, $0.7 million and $13.2 million in losses respectively to the quarter. Excluding favorable prior year development, natural catastrophe losses and reinstatement premiums in both quarters, the loss ratio decreased by 1.7 points from 2009 to 2010 due largely to improved loss experience in property, environmental, European professional lines and aerospace.

          Net favorable prior year reserve development of $33.5 million for the three months ended June 30, 2010 was mainly attributable to the following:

▪

For property lines, net prior year development during the quarter was $3.6 million favorable due to lower actual losses than estimated in the second quarter. The favorable development was $6.1 million from International P&C business offset by reserve strengthening of $2.5 million on the North America P&C business.

▪

For casualty lines, net prior year development during the quarter was $20.4 million unfavorable due mainly to a $15.7 million strengthening in the North American risk management lines where reserve assumptions have been revised to use actual development rather than industry benchmarks and in International P&C where there was an $8.3 million strengthening relating primarily to a 2009 transportation loss. The remainder of the unfavorable development was due to marginally worse than expected attritional loss activity offset by a decrease in the uncollectible reinsurance reserve from reduced exposures and lower estimated risk levels from the Swiss operations.

▪

For professional lines, net prior year development was $32.8 million favorable. The U.K. and U.S. professional lines contributed the majority with $55.1 million favorable development due to redundancies in most underwriting years 2006 and prior. Offsetting this was $13.6 million of reserve strengthening in the small and midsize professional services book from recent unfavorable loss experience in the miscellaneous and real estate books and $8.7 million from the architects programs in the U.S. and U.K. for underwriting years 2006 and 2007 due to higher than expected loss experience in recent quarters.

▪

For specialty and other lines, net prior year development was $17.5 million favorable mainly from the marine lines where there was better than expected experience on the cargo and hull books as well as a reduction in the provision for unrecoverable reinsurance due to favorable collection experience on 2001 and prior underwriting years.

          The decrease in the underwriting expense ratio in the three months ended June 30, 2010, compared to the same period in 2009 was due to a decrease in the operating expense ratio of 0.2 points (18.8% as compared to 19.0%) and a decrease in the acquisition expense ratio of 2.2 points (10.6% as compared to 12.8%). The decrease in the operating expense ratio was as a result of cost savings associated with the Company’s expense reduction initiatives announced in the third quarter of 2008 and first quarter of 2009, including changes to the Company’s previously communicated operational transformation program. The decrease in the acquisition expense ratio is largely attributable to a favorable adjustment in guaranty fund assessments, partially offset by increased ceding commissions for U.S. aerospace.

          Fee income and other decreased in the second quarter of 2010 as compared to the second quarter of 2009 mainly as a result of lower engineering fee income associated with the Company’s loss prevention consulting services business coupled with other expenses in professional lines related to the cost of an endorsement facility with National Indemnity Company, under which National Indemnity Company issued endorsements to “Side A” directors and officers liability insurance policies underwritten by XL Specialty Insurance Company. For further information, see Note 11, “Other Investments” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. During the first quarter of 2010, Management concluded that it will not require the $100 million extension to this endorsement facility and will not purchase the related payment obligation.

          Net results from structured insurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Net results from these contracts for the three months ended June 30, 2010 have decreased compared to the same period in 2009 mainly due to higher interest expense associated with an accretion adjustment recorded in the current quarter based on changes in expected cash flows on one of the larger deposit accounted transactions. Partially offset against this was structured products operating expense credit in the current quarter and continued favorable development in the liability interest rate hedges in place.

          Reinsurance

          The Company’s Reinsurance segment provides casualty, property risk (including energy and engineering), property catastrophe, marine, aviation, and other specialty reinsurance on a global basis with business being written on both a proportional and non-proportional basis and in certain limited instances on a direct basis.

          The following table summarizes the underwriting results for this segment:

	(Unaudited) Three Months Ended June 30,

(U.S. dollars in thousands)	2010	2009	% Change

Gross premiums written	$421,340	$376,970	11.8%
Net premiums written	357,180	311,672	14.6%
Net premiums earned	347,647	400,259	(13.1)%
Net losses and loss expenses	154,981	180,844	(14.3)%
Acquisition costs	75,572	85,302	(11.4)%
Operating expenses	43,662	47,019	(7.1)%

Underwriting profit	$73,432	$87,094	(15.7)%
Net results – structured products	$5,776	$6,172	(6.4)%
Fee income and other	575	545	5.5%

          Gross premiums written increased by 11.8% during the three months ended June 30, 2010 compared with the three months ended June 30, 2009. Gross premiums written increased by 0.9% in local currency. The increase was mainly due to new and recovered business and reinstatement premiums on non property business in Europe. Premiums relating to the Bermuda book increased by $26.4 million from new property quota share business and from a renewal of multi year structured transactions where all the written premiums were recorded at inception. South America premium growth was $16.1 million primarily in property other and marine lines while the North American and European markets experienced small decreases in premium (excluding reinstatement premiums) due to difficult market conditions with limited growth, unfavorable premium adjustments and cedants increasing their net retentions.

          Net premiums written increased by 14.6% in the three month period ended June 30, 2010 compared with the three month period ended June 30, 2009. The increase resulted from the gross written premium increases outlined above coupled with a slight reduction in ceded written premiums. The decrease in ceded written premiums is due to decreases in Bermuda driven partially by a decrease in Common Account updates, and North America due to a reduction in volume associated with an agricultural program and partially offset by reinstatement premiums in Europe as a result of property losses relating to the Deepwater Horizon oil rig.

          Net premiums earned decreased by 13.1% in the three month period ended June 30, 2010 compared with the three month period ended June 30, 2009. The decrease is a reflection of the overall reduction in net premiums written over the last 24 months and the resulting earn-out of these lower net premiums written.

          The following table presents the ratios for this segment:

	(Unaudited) Three Months Ended June 30,

	2010	2009

Loss and loss expense ratio	44.6%	45.2%
Underwriting expense ratio	34.3%	33.0%

Combined ratio	78.9%	78.2%

          The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Reinsurance segment for the three month periods ended June 30, 2010 and 2009:

	(Unaudited) Three Months Ended June 30,

(U.S. dollars in millions)	2010	2009

Property and other short-tail lines	$(27.9)	$(36.3)
Casualty and other	(21.0)	(19.0)

Total	$(48.9)	$(55.3)

Loss and loss expense ratio excluding prior year development	58.6%	59.0%

          Excluding prior year development, the loss ratio for the quarter ended June 30, 2010 decreased by 0.4 loss percentage points as compared to the quarter ended June 30, 2009. Excluding favorable prior year development, catastrophe losses and reinstatement premiums in both quarters, the loss ratio decreased by 0.8 percentage points from 2009 to 2010. These improvements relate primarily to changes in business mix.

          Net favorable prior year reserve development for the Reinsurance segment of $48.9 million for the quarter ended June 30, 2010 was mainly attributable to the following:

▪	Net favorable prior year development of $27.9 million for the short-tailed lines in the quarter and details of these by specific lines are as follows:

▪

$7.7 million in favorable property catastrophe development due mainly to one contract in Europe where higher recoveries reduced the overall exposure on the 2002 underwriting year and from a reserve re-class to property other.

	▪	$12.1 million in favorable property other development due to reported losses coming in better than expected across most underwriting years, mainly in the U.S. book.

▪

$8.1 million in marine and aviation lines due to favorable development of $4.5 million for aviation and $3.6 million for marine coming from the European and Bermuda books where there has been better than expected activity in most underwriting years.

▪	Net favorable prior year development of $21.0 million for the long-tailed lines in the quarter is wholly attributable to favorable casualty development as outlined below:

▪

$13.5 million in favorable casualty development from better than expected activity in the European and U.S. books and favorable run-off of Australia exposures in the Asia Pacific book, partially offset by adverse development related to an account impacted by Italian hospital medical malpractice exposures for underwriting years 2001, 2004 and 2005.

	▪	$7.5 million in favorable other lines development relating primarily to favorable loss experience on bond exposures in the U.S.

          The increase in the underwriting expense ratio in the three months ended June 30, 2010 compared to the same period in 2009 was due to a increase in the acquisition expense ratio of 0.4 points (21.7% as compared to 21.3% in 2009) and by an increase in the operating expense ratio of 0.9 points (12.6% as compared to 11.7% in 2009). The increase in the acquisition expense ratio was a result of reduced net earned premium compared to the reduction in acquisition costs. The increase in the operating expense ratio is attributable to the reduced net earned premium compared to the reduction in operating expenses.

          Fee income and other was flat in the second quarter of 2010 as compared to the second quarter of 2009.

          Net results from structured reinsurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Results from these products for the three months ended June 30, 2010 decreased compared to the same period in 2009 mainly due to lower net investment income as a result of lower yields combined with a smaller investment base offset by a commutation gain realized in the current quarter on one of the structured indemnity transactions.

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

          The following summarizes the contribution from this segment:

	(Unaudited) Three Months Ended June 30,

(U.S. dollars in thousands)	2010	2009	% Change

Gross premiums written	$92,838	$150,711	(38.4)%
Net premiums written	86,094	140,674	(38.8)%
Net premiums earned	86,448	147,951	(41.6)%
Claims and policy benefits	123,375	174,588	(29.3)%
Acquisition costs	12,752	25,540	(50.1)%
Operating expenses	2,765	4,269	(35.2)%
Net investment income	75,389	82,855	(9.0)%
Fee income and other	114	123	(7.3)%
Realized and unrealized gains (losses) on investments	(5,445)	(51,663)	NM *

Contribution from Life operations	$17,614	$(25,131)	NM *

*	NM – Not meaningful

          The following table is an analysis of the Life operations gross premiums written, net premiums written and net premiums earned for the three month periods ended June 30, 2010 and 2009:

	(Unaudited) Three Months Ended June 30, 2010			(Unaudited) Three Months Ended June 30, 2009

(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

Other Life	$55,474	$55,525	$55,879	$109,648	$107,283	$114,560
Annuity	37,364	30,569	30,569	41,063	33,391	33,391

Total	$92,838	$86,094	$86,448	$150,711	$140,674	$147,951

          Gross premiums written relating to other life business decreased by $54.2 million in the three months ended June 30, 2010 as compared to the same period in 2009 mainly due to a $33.4 million decrease as a result of the novation of a long-term care treaty and the novation and the recapture by cedants of a number of term assurance treaties during the second half of 2009 and at the end of the first quarter, 2010, $8.0 million from the sale of the U.S. business during the fourth quarter of 2009, a $9.0 million decrease from the short-term life, accident and health business in line with run-off expectations, and unfavorable foreign exchange movement of $8.7 million, offset by a $5.0 million increase from a block of U.S. term life business due to higher premiums relating to policies passing out of their guaranteed premium period. Gross premiums written relating to annuity business decreased by $3.7 million in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 mainly due to unfavorable foreign exchange rate movements. Ceded premiums written during the quarter ended June 30, 2010 decreased by $3.3 million as compared to the quarter ended June 30, 2009 as a result of both the prior year higher cession ratio associated with short-term life, accident and health business underwritten in the 2009 underwriting year, which occurred as part of the sale of the renewal rights as mentioned above, and the sale of the U.S. business, as well as favorable foreign exchange movement.

          Net premiums earned in the second quarter of 2010 decreased 41.6% as compared to the second quarter of 2009. This decrease was consistent with the decrease in gross and net premiums written as described above.

          Claims and policy benefit reserves decreased by $51.2 million or 29.3% in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, a decrease consistent with the decrease in gross premiums written associated with term assurance business as noted above, as well as the sale of the U.S. business during the fourth quarter of 2009, including favorable foreign exchange movements. Changes in claims and policy benefits include the movement in policy benefit reserves related to other contracts (such as immediate annuities) where investment assets were acquired with the assumption of the policy benefit reserves at the inception of the contract.

          For the three months ended June 30, 2010, acquisition costs decreased by 50.1% as compared to the same period in 2009, largely as a result of the decrease in net premium written associated with the term assurance business as noted above, as well as lower acquisition costs associated with the run-off of the short-term life, accident and health business. Operating expenses decreased by 35.2% in the second quarter of 2010 as compared to the same period in the prior year due mainly to lower compensation expenses as a result of overall lower staffing levels.

          Net investment income is included in the calculation of contribution from Life operations, as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. Net investment income decreased by $7.5 million or 9.0% in the three months ended June 30, 2010, as compared to the same period in 2009, primarily as a result of foreign exchange impacts.

          See below for an analysis of the Company’s total realized losses on investments during the three months ended June 30, 2010.

Investment Activities

          The following table illustrates the change in net investment income from P&C operations, net income from investment fund affiliates, net realized gains (losses) on investments and net realized and unrealized gains (losses) on investment derivative instruments for the three months ended June 30, 2010 and 2009:

	(Unaudited) Three Months Ended June 30,

(U.S. dollars in thousands)	2010	2009	% Change

Net investment income – P&C operations	$222,544	$237,887	(6.4)%
Net income (loss) from investment fund affiliates (1)	19,084	37,086	(48.5)%
Net realized gains (losses) on investments (2)	(61,386)	(80,430)	NM	*
Net realized and unrealized gains (losses) on investment and other derivative instruments	(19,896)	969	NM	*

(1)

The Company records the income related to alternative fund affiliates on a one month lag and the private investment fund affiliates on a three month lag in order for the Company to meet the accelerated filing deadlines.

(2)	Results to June 30, 2009 include charges for OTTI related to the non-credit impairment of unrealized losses. From April 1, 2009, the non-credit impairment is excluded from realized losses.
*	NM – Not meaningful

          Net investment income related to P&C operations decreased in the second quarter of 2010 as compared to the second quarter of 2009 due primarily to declining portfolio yields. Overall, portfolio yields have decreased as a result of the impact of declines in U.S. interest rates, lower prevailing reinvestment yields and investment portfolio de-risking efforts.

          Net income from investment fund affiliates decreased in the second quarter of 2010 compared to the second quarter of 2009. The results from the alternative funds in second quarter of 2010 were significantly lower than the exceptionally strong results in the Company’s alternative funds in the second quarter of 2009, which reflected the challenging market conditions, principally in May. Improved results for the private investment portfolio due to a loss during the second quarter of 2009 helped offset the lower alternative portfolio returns.

          The Company manages its investment grade fixed income securities in accordance with investment guidelines approved by the Finance Committee of the Board of Directors. Due to the unique nature of the underlying liabilities, customized benchmarks are used to measure investment performance and comparison to standard market indices is not meaningful. Investment performance is not monitored for certain assets primarily consisting of operating cash and special regulatory deposits. The following is a summary of the investment portfolio returns for the three months ended June 30, 2010 and 2009:

	(Unaudited) Three Months Ended June 30,

	2010(1)	2009 (1)

Fixed income portfolios
USD fixed income portfolio	2.1%	4.4%
GBP fixed income portfolio	2.2%	7.5%
EUR fixed income portfolio	2.0%	3.8%
Other portfolios
Alternative portfolio (2)	1.0%	5.5%
Equity portfolio (3)	NM *	(2.0)%
High-Yield fixed income portfolio	0.2%	18.2%

(1)

Portfolio returns are calculated by dividing the sum of net investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio. Performance is measured in the underlying asset currency.

(2)	Performance on the alternative portfolio reflects the three months ended May 31, 2010 and May 31, 2009, respectively.
(3)	Equity portfolio is negligible in 2010 and accordingly, performance returns are not presented.
*	NM – Not meaningful

          Net Realized Gains and Losses and Other than Temporary Declines in the Value of Investments

          Net realized losses on investments in the quarter ended June 30, 2010 included net realized losses of approximately $57.4 million related to the write-down of certain of the Company’s fixed income, equity and other investments. Impairment charges to March 31, 2009 include charges of OTTI related to the non-credit impairment of unrealized losses. From April 1, 2009, as a result of changes in GAAP, the non-credit impairment is excluded from net impairments. In addition, included in the net realized losses noted above are net realized losses of $4.0 million from sales of investments.

          The significant components of the net impairment charges of $57.4 million consist of:

▪

For structured credit securities, the Company recorded net impairments of $25.0 million for the quarter ended June 30, 2010. The Company determined that the likely recovery on these securities was below the amortized cost, and accordingly impaired the securities to the discounted value of the cash flows of these securities.

▪

For corporate securities, excluding medium term notes backed primarily by investment grade European credit, the Company recorded negligible net impairments for the quarter ended June 30, 2010. The impairment charges consisted of below investment grade securities, with respect to which the Company considered impairment factors consistent with an equity impairment model, along with a debt impairment model, and accordingly recorded impairment charges to fair value, or determined that the securities in an unrealized loss position would be sold.

▪	For equities, the Company recorded impairments of $0.4 million for the quarter ended June 30, 2010 because the security was impaired for more than 11 months.

▪	The Company recorded impairments of $6.7 million related to currency losses for the quarter ended June 30, 2010.

▪	The Company recorded impairments totaling $25.3 million in relation to medium term notes backed primarily by investment grade European credit as a result of its intent to sell these securities.

          Net realized losses in the second quarter of 2009 included net realized losses of $85.0 million related to the write-down of certain of the Company’s fixed income, equity and other investments with respect to which the Company determined that there was an other-than-temporary decline in the value of those investments as well as net realized gains of $4.5 million from sales of investments. Of the other-than-temporary impairments, $30.2 million related to intent to sell securities, primarily representing exchanges of hybrid securities.

          Net Realized and Unrealized Gains and Losses on Derivatives

          Net realized and unrealized gains on investment derivatives for the three months ended June 30, 2010 resulted from the Company’s investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments. For further information, see Item 1, Note 6, “Derivative Instruments” herein as well Item 8, Note 2 of the Consolidated Financial Statements, “Significant Accounting Policies”, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

          Other Revenues and Expenses

          The following table sets forth other revenues and expenses for the three months ended June 30, 2010 and 2009:

	(Unaudited) Three Months Ended June 30,

(U.S. dollars in thousands)	2010	2009	% Change

Net income (loss) from operating affiliates (1)	$21,013	$17,667	18.9%
Exchange (gains) losses	(32,276)	145,221	NM	*
Amortization of intangible assets	464	464	NM	*
Corporate operating expenses	22,793	32,219	(29.3)%
Interest expense (2)	38,551	42,912	(10.2)%
Income tax expense	42,976	16,045	NM	*

(1)	The Company generally records the income related to certain operating affiliates on a three month lag in order for the Company to meet accelerated filing deadlines.

(2)	Interest expense does not include interest expense related to structured products as reported within the Insurance and Reinsurance segments and Corporate.

*	NM – Not meaningful

          The following table sets forth the net income (loss) from operating affiliates for the three months ended June 30, 2010 and 2009:

	(Unaudited) Three Months Ended June 30,

(U.S. dollars in thousands)	2010	2009	% Change

Net (loss) from financial operating affiliates	$543	$3,883	(86.0)%
Net income (loss) from investment manager affiliates	9,736	4,407	NM *
Net income from other strategic operating affiliates	10,734	9,377	14.5%

Total	$21,013	$17,667	18.9%

*	NM – Not meaningful

          Investment manager affiliate income increased during the second quarter of 2010 as compared to the same period in the prior year primarily as a result of more benign capital market conditions in the first quarter of 2010 compared to the challenging conditions for alternative asset managers reported in the first quarter of 2009.

          Income from other strategic operating affiliates increased in the second quarter of 2010 as compared to the same period in the prior year mainly due to higher earnings reported in the second quarter of 2010 relating to an insurance affiliate which writes largely direct U.S. homeowners insurance and from the sale during the quarter of the Company’s Brazilian joint venture ITAÚ XL Seguros Corporativos S.A. (“ITAU”).

          Foreign exchange gains in the quarter ended June 30, 2010 and losses in the quarter ended June 30, 2009 were due primarily to the change in the value of the U.S. dollar against certain European currencies, including the U.K. Sterling and the Euro, on certain inter-company balances and net underwriting liability balances.

          Corporate operating expenses in the three months ended June 30, 2010 decreased compared to the three months ended June 30, 2009 primarily as a result of the restructuring costs incurred in 2009 as well as the cost savings achieved from these restructuring activities during the three months ended June 30, 2010.

          Interest expense for the three months ended June 30, 2010 as compared to the same period in 2009 was lower mainly as a result of the interest associated retirement of the 2011 Senior Notes in February 2009. For more information on the Company’s financial structure, see “Liquidity and Capital Resources.”

          The increase in the Company’s income taxes in the quarter ended June 30, 2010, compared to the same period in 2009, arose principally from higher income generated in taxable jurisdictions in the quarter ended June 30, 2010.

          Segment Results for the six months ended June 30, 2010 compared to the six months ended June 30, 2009

          Insurance

          The following table summarizes the underwriting results for this segment:

	(Unaudited) Six months Ended June 30,

(U.S. dollars in thousands)	2010	2009	% Change

Gross premiums written	$2,217,630	$2,215,465	0.1%
Net premiums written	1,658,688	1,598,774	3.7%
Net premiums earned	1,765,677	1,791,601	(1.4)%
Net losses and loss expenses	1,240,503	1,213,998	2.2%
Acquisition costs	202,378	217,842	(7.1)%
Operating expenses	316,241	347,259	(8.9)%

Underwriting profit (loss)	$6,555	$12,502	(47.6)%
Net results – structured products	$8,579	$7,214	18.9%
Fee income and other	(8,123)	(4,220)	(92.5)%

          Gross premiums written marginally increased by 0.1% during the six months ended June 30, 2010 compared with the six months ended June 30, 2009. Gross premiums written increased by 1.1% in local currency. The increase has been achieved despite continued challenging market conditions and strong competition which continues to negatively impact new business and pricing. This has been partially offset by improved retention rates across most lines of business as a result of the Company’s stronger market position since the second quarter of 2009. More specifically, continued growth in U.S. general aviation, European professional, marine and upper middle market businesses has been offset by decreases in North America P&C lines mainly due to the run-off of a large U.S. automobile warranty program combined with lower new business volume and pricing and in specialty lines, due to the termination of an aviation program in 2009.

          Net premiums written increased by 3.7% in the six month period ended June 30, 2010 compared with the six month period ended June 30, 2009. The increase resulted from the gross written premium increases outlined above coupled with the reduction in ceded written premiums. The decrease in ceded written premiums is largely related to specialty lines due to cost savings from a restructuring of the marine and specie global excess of loss reinsurance treaties as well as certain premium adjustments and return premiums in aviation and property also gave rise to a positive variance over 2009.

          Net premiums earned decreased by 1.4% in the six month period ended June 30, 2010 compared with the six month period ended June 30, 2009. The decrease primarily resulted from planned exit of certain lines of business and the overall earn-out of lower net premiums written in the past twelve months.

          The following table presents the ratios for this segment:

	(Unaudited) Six months Ended June 30,

	2010	2009

Loss and loss expense ratio	70.3%	67.8%
Underwriting expense ratio	29.3%	31.5%

Combined ratio	99.6%	99.3%

          The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Insurance segment for the six month periods ended June 30, 2010 and 2009:

	(Unaudited) Six months Ended June 30,

(U.S. dollars in millions)	2010	2009

Property	$(27.6)	$(14.7)
Casualty	13.4	8.6
Professional	(34.6)	(64.4)
Specialty and other	(17.6)	29.5

Total	$(66.4)	$(41.0)

Loss and loss expense ratio excluding prior year development	74.0%	70.1%

          Excluding prior year development, the loss ratio for the six months ended June 30, 2010 increased by 3.9 loss percentage points as compared to the same period in 2009 due primarily to higher levels of natural catastrophe losses occurring in the first six months of 2010. The Chilean Earthquake, European Windstorm Xynthia and U.S. tornado and hailstorm activity contributed $80.2 million, $2.2 million and $13.2 million in losses respectively for the period. Excluding favorable prior year development, natural catastrophe losses and reinstatement premiums in both quarters, the loss ratio decreased by 1.2 points from 2009 to 2010 largely due to improved loss experience in property, environmental, European professional lines and aerospace as well as changes in business mix.

          Net favorable prior year reserve development of $66.4 million for the six months ended June 30, 2010 was mainly attributable to the following:

▪

For property lines, net prior year development in the six months was $27.6 million favorable due to lower actual losses than estimated in the first quarter for non-catastrophe exposures for North America P&C and International P&C business.

▪

For casualty lines, net prior year development in the six months was $13.4 million unfavorable due mainly to a $15.7 million strengthening in the North American risk management lines where reserve assumptions have been revised to use actual development rather than industry benchmarks and in International P&C where there was an $8.3 million strengthening relating primarily to a 2009 transportation loss. The remainder of the unfavorable development was due to marginally worse than expected attritional loss activity offset by a decrease in the uncollectible reinsurance reserve from reduced exposures and lower estimated risk levels from the Swiss operations.

▪

For professional lines, net prior year development was $34.6 million favorable with the majority of the development occurring in the second quarter as outlined above in the segment results for the three months ended June 30, 2010.

▪

For specialty and other lines, net prior year development was $17.6 million favorable with the majority of the development occurring in the second quarter as outlined in the segment results for the three months ended June 30, 2010.

          The decrease in the underwriting expense ratio in the six months ended June 30, 2010, compared to the same period in 2009 was due to a decrease in the operating expense ratio of 1.5 points (17.8% as compared to 19.3%), and a decrease in the acquisition expense ratio of 0.7 points (11.5% as compared to 12.2%). The decrease in the operating expense ratio was as a result of costs savings associated with the Company’s expense reduction initiatives announced in the third quarter of 2008 and first quarter of 2009, including changes to the Company’s previously communicated operational transformation program. The decrease in the acquisition expense ratio is attributable to changes in business mix partially offset by the impact of higher commission rates in certain professional and North American P&C lines.

          Fee income and other decreased in the six months ended June 30, 2010 as compared to the same period in 2009 mainly as a result of lower engineering fee income associated with the Company’s loss prevention consulting services business coupled with other expenses in professional lines related to the cost of an endorsement facility with National Indemnity Company, under which National Indemnity Company issued endorsements to “Side A” directors and officers liability insurance policies underwritten by XL Specialty Insurance Company. For further information, see Note 11, “Other Investments” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. During the first quarter of 2010 Management concluded that it will not require the $100 million extension to this endorsement facility and will not purchase the related payment obligation.

          Net results from structured insurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Net results from these contracts for the six months ended June 30, 2010 have increased compared to the same period in 2009 mainly due to a structured products operating expense credit in the current quarter and continued favorable development in the liability interest rate hedges in place.

          Reinsurance

          The following table summarizes the underwriting results for this segment:

	(Unaudited) Six months Ended June 30,

(U.S. dollars in thousands)	2010	2009	% Change

Gross premiums written	$1,211,763	$1,163,953	4.1%
Net premiums written	1,052,441	984,815	6.9%
Net premiums earned	714,237	811,835	(12.0)%
Net losses and loss expenses	398,862	355,913	12.1%
Acquisition costs	148,177	181,026	(18.1)%
Operating expenses	85,690	94,107	(8.9)%

Underwriting profit	$81,508	$180,789	(54.9)%
Net results – structured products	$8,252	$14,596	(43.5)%
Fee income and other	894	2,596	(65.6)%

          Gross premiums written increased by 4.1% during the six months ended June 30, 2010 compared with the six months ended June 30, 2009. Gross premiums written increased by 2.1% in local currency. Premium growth was mainly due to the recapture of previously lost business as well as new business in Europe, Bermuda and Asia and loss related premium adjustments in Europe. Offsetting the growth was reduced premiums from a U.S. agricultural program due to a fall in winter wheat prices and reduced premiums from the exit of certain casualty facultative markets.

          Net premiums written increased by 6.9% in the six months ended June 30, 2010 compared with the six months ended June 30, 2009. The increase resulted from the gross written premium increases outlined above coupled with the reduction in ceded written premiums. The decrease in ceded written premiums is due to the reduction in volume associated with the U.S. agricultural program already mentioned above, of which a significant portion has retroceded.

          Net premiums earned decreased by 12.0% in the six months ended June 30, 2010 compared with the six months ended June 30, 2009. The decrease is a reflection of the overall reduction in net premiums written over the last 24 months and the resulting earn-out of these lower net premiums written.

          The following table presents the ratios for this segment:

	(Unaudited) Six months Ended June 30,

	2010	2009

Loss and loss expense ratio	55.8%	43.8%
Underwriting expense ratio	32.8%	33.9%

Combined ratio	88.6%	77.7%

          The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Reinsurance segment for the six months ended June 30, 2010 and 2009:

	(Unaudited) Six months Ended June 30,

(U.S. dollars in millions)	2010	2009

Property and other short-tail lines	$(77.9)	$(94.2)
Casualty and other	(24.8)	(44.5)

Total	$(102.7)	$(138.7)

Loss and loss expense ratio excluding prior year development	70.2%	60.9%

          Excluding prior year development, the loss ratio for the six months ended June 30, 2010 increased by 9.3 loss percentage points as compared to the six months ended June 30, 2009 attributable primarily to the impact of catastrophe losses in the first six months of 2010 compared to the first six months of 2009. The Chilean Earthquake and European Windstorm Xynthia contributed $84.1 million and $19.3 million in losses respectively in the first quarter of 2010 with the property losses relating to the Deepwater Horizon oil rig contributing $12.6 million losses in the second quarter of 2010. Excluding favorable prior year development, catastrophe losses and reinstatement premiums in both six month periods ending June 30, the loss ratio decreased by 2.1 percentage points from 2009 to 2010. This improvement relates to changes in business mix.

          Net favorable prior year reserve development for the Reinsurance segment of $102.7 million for the six months ended June 30, 2010 was mainly attributable to the following:

▪	Net favorable prior year development of $77.9 million for the short-tailed lines in the six months ended June 30, 2010 and details of these by specific lines are as follows:

▪

$21.2 million in favorable property catastrophe development due to reductions in expected loss ratios to attritional levels on the 2007, 2008 and 2009 underwriting years and also from one contract in Europe where higher recoveries reduced the overall exposure on the 2002 underwriting year.

▪ $46.8 million in favorable property other development due to reported losses coming in better than expected across most underwriting years and geographies.

▪

$9.9 million in marine and aviation lines due to favorable aviation development of $10.6 million partially offset by adverse marine development of $0.7 million related to adverse development on two claims occurring late in 2009.

▪	Net favorable prior year development of $24.8 million for the long-tailed lines for the six months ended June 30, 2010 and details of these by specific lines are as follows:

▪

$1.2 million in favorable casualty development primarily driven by better than expected activity in casualty for most underwriting years in Europe, underwriting years 2002 and prior in North American and the Asia Pacific business for the Australia run-off book giving rise to favorable development of $17.3 million, $4.5 million and $4.5 million favorable activity, respectively. In addition, there was $6.9 million of favorable development primarily related to North American D&O exposures. Partially offsetting this is adverse development of $14.0 million related to a Bermuda account impacted by Italian hospital medical malpractice exposures for the 2007 underwriting year and unfavorable development from the London book where the bulk of this, $11.3 million, is from one cedant’s Italian hospital medical malpractice exposures in underwriting years 2008 and prior.

▪

$23.6 million in favorable other lines development primarily related to a reduction of $7.5 million in a political risks loss, $6.6 million releases related to non-proportional whole account contracts written in Lloyds syndicates and the reflection of the reinsurance-to-close (“RITC”) process for years of account 2003 to 2006, $5.6 million in North American bond run-off exposures due to better than expected activity in underwriting years 2006 and prior and Latin America Surety releases related to better than expected loss experience across most underwriting years.

          The decrease in the underwriting expense ratio for the six months ended June 30, 2010 compared to the same period in 2009 was due to a decrease in the acquisition expense ratio of 1.6 points (20.7% as compared to 22.3% in 2009) and partially offset by an increase in the operating expense ratio of 0.5 points (12.1% as compared to 11.6% in 2009). The decrease in the acquisition expense ratio was a result of reduced net earned premiums in relation to a large U.S. agricultural program which carries very low acquisition costs partially combined with the reinstatement premium adjustments. The marginal increase in the operating expense ratio is attributable to the reduced net earned premium compared to the reduction in operating expenses.

          Fee income and other decreased in the first six months of 2010 as compared to the first six months of 2009, which included the sale of underwriting year 2009 renewal rights for the European life, accident and health business.

          Net results from structured reinsurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Results from these products for the six months ended June 30, 2010 decreased compared to the same period in 2009. This decrease was mainly due to higher interest expense associated with an accretion adjustment recorded in the first quarter of 2010 based on changes in expected cash flows on some structured indemnity contracts combined with lower net investment income as a result of lower yields and smaller investment base, partially offset by a commutation gain on one of the deposit accounted transactions which was realized in the second quarter.

          Life Operations

          The following summarizes the contribution from this segment:

	(Unaudited) Six months Ended June 30,

(U.S. dollars in thousands)	2010	2009	% Change

Gross premiums written	$205,739	$285,823	(28.0)%
Net premiums written	190,760	262,259	(27.3)%
Net premiums earned	191,332	277,785	(31.1)%
Claims and policy benefits	247,118	332,547	(25.7)%
Acquisition costs	31,142	42,623	(26.9)%
Operating expenses	5,773	8,110	(28.8)%
Net investment income	155,733	160,377	(2.9)%
Fee income and other	154	174	(11.5)%
Realized and unrealized gains (losses) on investments	(9,858)	(126,313)	92.2%

Contribution from Life operations	$53,328	$(71,257)	NM *

*	NM – Not meaningful

          The following table is an analysis of the Life operations gross premiums written, net premiums written and net premiums earned for the six month periods ended June 30, 2010 and 2009:

	(Unaudited) Six months Ended June 30, 2010			(Unaudited) Six months Ended June 30, 2009

(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

Other Life	$129,836	$128,760	$129,332	$208,571	$199,441	$214,967
Annuity	75,903	62,000	62,000	77,252	62,818	62,818

Total	$205,739	$190,760	$191,332	$285,823	$262,259	$277,785

          Gross premiums written relating to other life business decreased by $78.7 million in the six months ended June 30, 2010 as compared to the same period in 2009 mainly due to a $59.0 million decrease as a result of the novation of a long-term care treaty and the novation and recapture of a number of term assurance treaties during the second half of 2009 and at the end of the first quarter, 2010 (offset by $11.4 million higher premiums from increased business volumes on remaining term assurance treaties), $17.5 million from the sale of the U.S. business during the fourth quarter of 2009, a $14.8 million decrease from the short-term life, accident and health business in line with run-off expectations, and unfavorable foreign exchange movement of $3.8 million. These are offset by a $4.9 million increase from the block of U.S. term life business due to higher premiums relating to policies passing out of their guaranteed premium period. Gross premiums written relating to annuity business decreased by $1.3 million in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 mainly due to unfavorable foreign exchange rate movements. Ceded premiums written during the six months ended June 30, 2010 decreased by $8.6 million as compared to the six months ended June 30, 2009 as a result of both last year’s higher cession ratio associated with short-term life, accident and health business underwritten in the 2009 underwriting year, which occurred as part of the sale of the renewal rights as mentioned above, and of the sale of the U.S. business, as well as favorable foreign exchange movements.

          Net premiums earned in the first six months of 2010 decreased 31.1% as compared to the first six months of 2009. This decrease was consistent with the decrease in gross and net premiums written as described above.

          Claims and policy benefit reserves decreased by $85.4 million or 25.7% in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, as a result of a $13.6 million gain on recapture of three treaties during the first quarter, 2010, combined with a decrease in incurred losses consistent with the decrease in gross premiums written associated with term assurance business as noted above, as well as the sale of the U.S. business during the fourth quarter of 2009, and including favorable foreign exchange movements. Changes in claims and policy benefits include the movement in policy benefit reserves related to other contracts (such as immediate annuities) where investment assets were acquired with the assumption of the policy benefit reserves at the inception of the contract.

          For the six months ended June 30, 2010, acquisition costs decreased by 26.9% as compared to the same period in 2009, largely as a result of the decrease in net premiums written associated with the term assurance business as noted above, as well as lower acquisition costs associated with the run-off of the short-term life, accident and health business. Operating expenses decreased by 28.8% in the first six months of 2010 as compared to the same period in the prior year due mainly to lower compensation expenses as a result of overall lower staffing levels and due to the same period last year containing higher severance costs.

          Net investment income is included in the calculation of contribution from Life operations, as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. Net investment income decreased by $4.6 million or 2.9% in the six months ended June 30, 2010, as compared to the same period in 2009, primarily as a result of foreign exchange impact.

          See below for an analysis of the Company’s total realized losses on investments during the six months ended June 30, 2010.

Investment Activities

          The following table illustrates the change in net investment income from P&C operations, net income from investment fund affiliates, net realized gains (losses) on investments and net realized and unrealized gains (losses) on investment derivative instruments for the six months ended June 30, 2010 and 2009:

	(Unaudited) Six months Ended June 30,

(U.S. dollars in thousands)	2010	2009	% Change

Net investment income – P&C operations	$446,183	$500,347	(10.8)%
Net income (loss) from investment fund affiliates (1)	27,262	10,193	NM	*
Net realized gains (losses) on investments (2)	(97,562)	(332,367)	NM	*
Net realized and unrealized gains (losses) on investment and other derivative instruments	(40,376)	(438)	NM	*

(1)

The Company records the income related to alternative fund affiliates on a one month lag and the private investment fund affiliates on a three month lag in order for the Company to meet the accelerated filing deadlines.

(2)	Results to June 30, 2009 include charges for OTTI related to the non-credit impairment of unrealized losses. From April 1, 2009, the non-credit impairment is excluded from realized losses.
*	NM – Not meaningful

          Net investment income related to P&C operations decreased in the six months ended June 30, 2010 as compared to the same period in 2009 due primarily to declining portfolio yields. Overall, portfolio yields have decreased as a result of the impact of declines in U.S. interest rates, and particularly the impact of decreased U.S. Dollar Libor on the Company’s floating rate securities previously supporting the GIC and funding agreement business. In addition, the Company increased its holdings in lower-yielding cash, government and agency RMBS securities in connection with its investment portfolio de-risking efforts as the Company re-aligned its portfolio to one more typical of a P&C portfolio.

          Net income from investment fund affiliates increased in the first half of 2010 compared to the first half of 2009. These results reflect solid year to date results from the Company’s private investment portfolio, as compared to a loss during the first half of 2009, offset by earnings from alternative funds, which were lower than the results during the first half of 2009.

          The Company manages its investment grade fixed income securities in accordance with investment guidelines approved by the Finance Committee of the Board of Directors. Due to the unique nature of the underlying liabilities, customized benchmarks are used to measure investment performance and comparison to standard market indices is not meaningful. Investment performance is not monitored for certain assets primarily consisting of operating cash and special regulatory deposits. The following is a summary of the investment portfolio returns for the six months ended June 30, 2010 and 2009:

	(Unaudited) Six months Ended June 30,

	2010(1)	2009 (1)

Fixed income portfolios
USD fixed income portfolio	4.5%	2.2%
GBP fixed income portfolio	6.5%	1.0%
EUR fixed income portfolio	5.5%	1.3%
Other portfolios
Alternative portfolio (2)	2.1%	7.4%
Equity portfolio (3)	NM *	(13.9)%
High-Yield fixed income portfolio	2.6%	26.3%

(1)

Portfolio returns are calculated by dividing the sum of net investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio. Performance is measured in the underlying asset currency.

(2)	Performance on the alternative portfolio reflects the three months ended May 31, 2010 and May 31, 2009, respectively.
(3)	Equity portfolio is negligible in 2010 and accordingly, performance returns are not presented.
*	NM – Not meaningful

          Net Realized Gains and Losses and Other than Temporary Declines in the Value of Investments

          Net realized losses on investments in the six months ended June 30, 2010 included net realized losses of approximately $97.6 million related to the write-down of certain of the Company’s fixed income, equity and other investments. Impairment charges to March 31, 2009 include charges of OTTI related to the non-credit impairment of unrealized losses. From April 1, 2009, as a result of changes in GAAP, the non-credit impairment is excluded from net impairments. In addition, included in the net realized losses noted above are negligible net realized gains from sales of investments.

          The significant components of the net impairment charges of $97.6 million consist of:

▪

For corporate securities, excluding medium term notes backed primarily by investment grade European credit, the Company recorded net impairments totaling $0.2 million for the six months ended June 30, 2010. The impairment charges consisted of below-investment grade securities, with respect to which the Company considered impairment factors consistent with an equity impairment model, along with a debt impairment model, and accordingly recorded impairment charges to fair value, or determined that the securities in an unrealized loss position would be sold.

In addition the Company recorded impairments totaling $5.3 million for the six months ended June 30, 2010 in relation to medium term notes backed primarily by investment grade European credit. Management has concluded that, following recent credit spread movements since 2009, future yields within the supporting collateral were not sufficient to support the previously reported amortized cost.

▪

For structured credit securities, the Company recorded net impairments of $53.9 million for the six months ended June 30, 2010. The Company determined that the likely recovery on these securities was below the carrying value, and accordingly impaired the securities to the discounted value of the cash flows of these securities.

▪

For the non-equity accounted alternative fund, the Company recorded impairments of $5.8 million for the six months ended June 30, 2010 because the fund that was impaired by more than 50% of amortized cost.

▪	For equities, the Company recorded impairments of $0.4 million for the six months ended June 30, 2010 because the security was impaired for more than 11 months.

▪	The Company recorded impairments of $6.7 million related to currency losses for the six months ended June 30, 2010.

▪	The Company recorded impairments totaling $25.3 million in relation to medium term notes backed primarily by investment grade European credit as a result of its intent to sell these securities.

          Net realized losses in the first six months of 2009 included net realized losses of $370.0 million related to the write-down of certain of the Company’s fixed income, equity and other investments with respect to which the Company determined that there was an other-than-temporary decline in the value of those investments as well as net realized gains of $37.6 million from sales of investments. Of the other-than-temporary impairments, $147.7 million related to intent to sell securities.

Net Realized and Unrealized Gains and Losses on Derivatives

          Net realized and unrealized gains on investment derivatives for the six months ended June 30, 2010 resulted from the Company’s investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments. For further information, see Item 1, Note 6, “Derivative Instruments” herein as well Item 8, Note 2 of the Consolidated Financial Statements, “Significant Accounting Policies”, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

          Other Revenues and Expenses

          The following table sets forth other revenues and expenses for the six months ended June 30, 2010 and 2009:

	(Unaudited) Six months Ended June 30,

(U.S. dollars in thousands)	2010	2009	% Change

Net income (loss) from operating affiliates (1)	$32,619	$7,339	NM	*
Exchange (gains) losses	(53,359)	120,597	NM	*
Amortization of intangible assets	929	929	NM	*
Corporate operating expenses	41,656	58,931	(29.3)%
Interest expense (2)	75,451	92,527	(18.5)%
Income tax expense	72,812	61,998	17.4%

(1)	The Company generally records the income related to certain operating affiliates on a three month lag in order for the Company to meet accelerated filing deadlines.

(2)	Interest expense does not include interest expense related structured products as reported within the Insurance and Reinsurance segments and Corporate.

*	NM – Not meaningful

          The following table sets forth the net income (loss) from operating affiliates for the six months ended June 30, 2010 and 2009:

	(Unaudited) Six months Ended June 30,

(U.S. dollars in thousands)	2010	2009	% Change

Net (loss) from financial operating affiliates	$(785)	$3,883	NM	*
Net income (loss) from investment manager affiliates	14,743	(11,132)	NM	*
Net income from other strategic operating affiliates	18,661	14,588	27.9%

Total	$32,619	$7,339	NM	*

*	NM – Not meaningful

          Investment manager affiliate income increased during the first six months of 2010 as compared to the same period in the prior year primarily as a result of more benign capital market conditions in the fourth quarter of 2009 and first quarter of 2010 compared to the challenging conditions for alternative asset managers reported in the fourth quarter of 2008 and first quarter of 2009. The Company also benefited from a modest gain associated with the sale of its stake in one of the investment manager affiliates in the first quarter of 2010.

          Income from other strategic operating affiliates increased in the first six months of 2010 as compared to the first six months of 2009 mainly due to higher earnings reported in the first quarter of 2010 relating to an insurance affiliate which writes largely direct U.S. homeowners insurance and a net loss from the Company’s Brazilian joint venture ITAU in the first quarter of 2009. The Company’s investment in ITAU was sold during the second quarter of 2010.

          Foreign exchange gains in the six months ended June 30, 2010 and in the six months ended June 30, 2009 were due primarily to the change in the value of the U.S. dollar against certain European currencies, including the U.K. Sterling and the Euro, on certain inter-company balances and net underwriting liability balances.

          Corporate operating expenses in the six months ended June 30, 2010 decreased compared to the six months ended June 30, 2009 primarily as a result of the restructuring costs incurred in 2009 as well as the cost savings achieved from these restructuring activities during the six months ended June 30, 2010.

          Interest expense for the six months ended June 30, 2010 as compared to the same period in 2009 was lower mainly as a result of the interest associated retirement of the 2011 Senior Notes in February 2009. For more information on the Company’s financial structure, see “Liquidity and Capital Resources.”

          The increase in the Company’s income taxes in the six months ended June 30, 2010, compared to the same period in 2009 arose principally from higher income generated in taxable jurisdictions in the six months ended June 30, 2010.

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

          At June 30, 2010 and December 31, 2009, total investments, cash and cash equivalents, accrued investment income and net payable for investments purchased was $35.8 billion and $35.9 billion, respectively. The following table summarizes the composition of the Company’s invested assets at June 30, 2010 and December 31, 2009:

(U.S. dollars in thousands)	Carrying value June 30, 2010 (1)	Percent of Total	Carrying Value December 31, 2009 (1)	Percent of Total

Cash and cash equivalents	$3,801,194	10.6%	$3,643,697	10.2%
Net receivable/ (payable) for investments sold/ (purchased)	(2,522)	0.0%	47,638	0.1%
Accrued investment income	326,297	0.9%	350,055	1.0%
Short-term investments	1,552,301	4.3%	1,777,360	5.0%
Fixed maturities, available for sale:
U.S. Government and Government-Related/Supported	2,491,906	7.0%	2,664,625	7.4%
Corporate	10,703,216	29.9%	9,799,000	27.3%
Residential mortgage-backed securities – Agency	5,937,179	16.6%	6,228,501	17.4%
Residential mortgage-backed securities – Non-Agency	1,331,601	3.7%	1,421,315	4.0%
Commercial mortgage-backed securities	1,259,834	3.5%	1,216,799	3.4%
Collateralized debt obligations	699,445	2.0%	698,561	1.9%
Other asset-backed securities	1,187,782	3.3%	1,167,985	3.3%
U.S. States and political subdivisions of the States	1,140,876	3.2%	913,473	2.5%
Non-U.S. Sovereign Government, Supranational and Government-Related	2,930,000	8.2%	3,401,773	9.5%

Total fixed maturities	$27,681,839	77.4%	$27,512,032	76.7%
Fixed maturities, held to maturity	468,738	1.3%	546,067	1.5%
Equity securities	19,975	0.1%	17,779	0.0%
Investments in affiliates	1,080,570	3.0%	1,185,604	3.3%
Other investments	858,636	2.4%	783,189	2.2%

Total investments and cash and cash equivalents	$35,787,028	100.0%	$35,863,421	100.0%

(1)	Carrying value represents the fair value for available for sale fixed maturities and amortized cost for held to maturity securities.

          The Company reviews on a regular basis its corporate debt concentration, credit quality and compliance with established guidelines. At both June 30, 2010 and December 31, 2009, the average credit quality of the Company’s total fixed income portfolio (including fixed maturities, short-term investments, cash and cash equivalents and net payable for investment purchased) was “AA”. As at June 30, 2010, approximately 54.9% of the fixed income portfolio excluding operating cash was rated “AAA” by one or more of the principal ratings agencies. Approximately 3.7% was below investment grade or not rated.

          Refer to “Significant Items Affecting the Results of Operations” for further discussion surrounding the impact of credit market movements on the Company’s investment portfolio and exposure to sub-prime related assets.

          Gross and Net Unrealized Losses on Investments

          At June 30, 2010, the Company had net unrealized losses on fixed maturities and short-term investments of $305.9 million. Of these amounts, gross unrealized losses on fixed maturities and short-term investments were $1.3 billion. The information presented below for the gross unrealized losses on the Company’s investments at June 30, 2010 shows the potential effect upon future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other-than-temporary. Realized losses or impairments, depending on their magnitude, may have a material adverse effect on the Company’s operations. The decrease in net unrealized losses on investments during the three months ended June 30, 2010 was primarily due to tightening credit spreads. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk–Credit Risk.”

          The following is an analysis of how long each of those securities with an unrealized loss at June 30, 2010 had been in a continual unrealized loss position:

(U.S. dollars in thousands) Type of Securities	Length of time in a continual unrealized loss position	(Unaudited) Amount of unrealized loss at June 30, 2010 (1)	(Unaudited) Fair Value of Securities in an unrealized loss position at June 30, 2010

Fixed Maturities and Short-Term Investments	Less than six months	$43,301	$1,139,287
	At least 6 months but less than 12 months	72,339	665,440
	At least 12 months but less than 2 years	253,005	1,067,490
	2 years and over	979,023	3,833,057

	Total	$1,347,668	$6,705,274

Equities	Less than six months	$507	$5,002
	At least 6 months but less than 12 months	—	—

	Total	$507	$5,002

(1)	Time of impairment on securities impacted by April 1, 2009 changes to OTTI values is measured from the point at which securities returned to a net unrealized loss position (i.e. from April 1, 2009).

          The following is the maturity profile of the fixed income securities that were in a gross unrealized loss position at June 30, 2010:

(U.S. dollars in thousands) Maturity profile in years of fixed maturities in a continual gross unrealized loss position	(Unaudited) Amount of unrealized loss at June 30, 2010	(Unaudited) Fair value of securities in an unrealized loss position at June 30, 2010

Less than 1 year remaining	$7,380	$251,704
At least 1 year but less than 5 years remaining	136,528	1,326,925
At least 5 years but less than 10 years remaining	62,822	680,814
At least 10 years but less than 20 years remaining	51,437	577,501
At least 20 years or more remaining	236,282	1,408,963
Residential mortgage-backed securities - Agency	1,225	56,311
Residential mortgage-backed securities - Non-Agency	460,218	1,166,685
Commercial mortgage-backed securities	25,204	194,395
Collateralized debt obligations	323,414	682,851
Other asset-backed securities	43,158	359,125

Total	$1,347,668	$6,705,274

          Gross Unrealized Gains and Losses

          The following tables summarizes the fair value, gross unrealized losses, credit rating and asset class of securities in a gross unrealized loss position within the Company’s structured credit and corporate portfolios, which comprised 94.2% of the Company’s total gross unrealized loss position of $1.3 billion at June 30, 2010. The remaining gross unrealized loss is related to government and government-related/supported securities and is primarily driven by foreign exchange.

(U.S. dollars in millions)
Corporates:	AAA	AA	A	BBB	BB & Below	Total

Financials (1)
Fair value	$66.8	$216.2	$967.3	$418.2	$41.9	$1,710.4
Gross unrealized loss	$(2.5)	$(13.1)	$(158.5)	$(95.3)	$(10.4)	$(279.8)
Non-Financials (2)
Fair value	$5.8	$195.2	$422.7	$418.7	$179.6	$1,222.0
Gross unrealized loss	$(0.5)	$(16.8)	$(35.3)	$(64.9)	$(16.4)	$(133.9)
Total
Fair value	$72.6	$411.4	$1,390.0	$836.9	$221.5	$2,932.4
Gross unrealized loss	$(3.0)	$(29.9)	$(193.8)	$(160.2)	$(26.8)	$(413.7)
% Impaired (of amortized cost) (3)	4.0%	6.9%	12.5%	16.4%	10.9%	12.6%

Structured Credit:	AAA	AA	A	BBB	BB & Below	Total

CMBS
Fair value	$114.8	$50.1	$13.9	$3.1	$13.2	$195.1
Gross unrealized loss	$(3.3)	$(5.7)	$(6.7)	$(0.6)	$(8.8)	$(25.1)
Non Agency RMBS
Fair value	$191.5	$121.7	$130.6	$79.5	$528.7	$1,052.0
Gross unrealized loss	$(21.9)	$(35.8)	$(55.4)	$(50.2)	$(283.2)	$(446.5)
Core CDOs (4)
Fair value	$52.6	$97.9	$264.5	$111.5	$160.7	$687.2
Gross unrealized loss	$(6.3)	$(19.5)	$(94.0)	$(49.6)	$(152.1)	$(321.5)
Other Asset & Mortgage Backed Securities
Fair value	$192.6	$96.6	$87.4	$90.5	$30.1	$497.2
Gross unrealized loss	$(12.2)	$(5.6)	$(6.1)	$(9.9)	$(21.2)	$(55.0)
Agency RMBS
Fair value	$57.1	$—	$—	$—	$—	$57.1
Gross unrealized loss	$(1.2)	$—	$—	$—	$—	$(1.2)
Total
Fair Value	$608.6	$366.3	$496.4	$284.6	$732.7	$2,488.6
Gross unrealized loss	$(44.9)	$(66.6)	$(162.2)	$(110.3)	$(465.3)	$(849.3)
% Impaired (of amortized cost) (3)	6.9%	15.4%	24.7%	28.0%	39.0%	25.5%

(1)

Included in the gross unrealized losses on corporate financials are gross unrealized losses of $185.3 million on Tier One and upper Tier Two securities of financial institutions, as well as $63.5 million in unrealized losses on subordinated debt with a fair value of $1.0 billion.

(2)

Included within Corporate are certain floating rate medium term notes supported primarily by pools of European corporate bonds with varying degrees of leverage. The notes have a fair value of $552.6 million and an amortized cost of $620.2 million. These securities have been allocated ratings of the underlying pool of collateral. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(3)	Management considers these impairments to be temporary.

(4)	The Company defines Core CDOs as investments in non-subprime collateralized debt obligations, which primarily consisted of collateralized loan obligations.

          Management, in its assessment of whether securities in a gross unrealized loss position are temporarily impaired, considers the significance of the impairments. The Company had structured credit securities with gross unrealized losses of $243.1 million, with a fair value of $135.5 million, which as at June 30, 2010 were impaired by greater than 50% of amortized costs. All of these are asset-backed securities. Of these gross unrealized losses, $52.2 million are rated investment grade. The Company has evaluated each of these securities in conjunction with its investment manager service providers and believes it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost. These securities include gross unrealized losses of $139.3 million on non-Agency RMBS, $85.8 million on Core CDOs and $7.7 million on CMBS holdings.

          Included in the gross unrealized losses associated with the Company’s corporate portfolio as of June 30, 2010 are gross unrealized losses of $7.8 million related to Tier One and Upper Tier Two securities that have been rated below investment grade by at least one major rating agency. Of this total, none have gross unrealized losses representing greater than 50% of amortized cost. The Company has completed its review of this portfolio and believes, at this time, that these impairments remain temporary in nature. The primary basis for this conclusion was the analysis of the fundamentals of these securities using a debt-based impairment model, which indicated these securities continue to meet their obligations, and the issuer has the ability to call these obligations at their call date. In addition, as these securities are below investment grade, the Company considered these securities using an equity impairment model. Factors that were considered and supported the belief that these impairments were temporary included that the vast majority of these securities had only been rated below investment grade beginning in the first quarter of 2009, in certain cases alternative ratings were available that indicated these securities remained investment grade, or the securities were only slightly below investment grade and recent improvement in the prices of these securities. At June 30, 2010, the Company believes that it is likely that the fair values of these securities will ultimately increase to equal the cost basis over a reasonable period of time. However, there is a high degree of judgment in reaching this conclusion, including an assessment of how various governments will treat these securities in the event of governmental intervention in these institutions’ operations or management’s decision to defer calls or coupons. Management will closely monitor the developments related to these securities.

          Net Unrealized Gains and Losses

          The following table details the Company’s corporate credit exposures by certain asset classes as well as ratings levels within the Company’s fixed income investment portfolio and the current net unrealized (loss) position at June 30, 2010:

(U.S. dollars in millions)
Corporates:	AAA	AA	A	BBB	BB & Below	Total

Financials
Fair value	$460.6	$1,148.7	$1,848.6	$494.4	$46.6	$3,998.9
Net unrealized gain (loss)	$12.9	$20.9	$(119.0)	$(91.8)	$(9.7)	$(186.7)
Non-Financials
Fair value	$138.2	$1,695.2	$4,095.0	$1,204.9	$367.7	$7,501.0
Net unrealized gain (loss)	$7.0	$63.2	$176.1	$(3.9)	$(1.8)	$240.6
Total
Fair value	$598.8	$2,843.9	$5,943.6	$1,699.3	$414.3	$11,499.9
Net unrealized gain (loss)	$19.9	$84.1	$57.1	$(95.7)	$(11.5)	$53.9

          At June 30, 2010, approximately $1.6 billion of the Company’s $4.0 billion in corporate financial sector securities was held in the portfolios supporting the Company’s Life operations portfolio. The assets associated with that business are more heavily weighted towards longer term securities from financial institutions, including a significant portion of the Company’s Tier 1 and Upper Tier 2 securities, representing committed term debt and hybrid instruments senior to the common and preferred equity of the financial institutions. Financials held in Life portfolios accounted for $182.6 million of the Company’s net unrealized loss as at June 30, 2010. At June 30, 2010 approximately 43% of the overall sensitivity to interest rate risk and 33% to credit risk was related to the Life operations portfolio, despite these portfolios accounting for only 18.1% of the fixed income portfolio.

          The following table details the Company’s structured credit exposures by certain asset classes as well as ratings levels within the Company’s fixed income investment portfolio and the current net unrealized gain (loss) position at June 30, 2010:

(U.S. dollars in millions)
Structured Credit:	AAA	AA	A	BBB	BB & Below	Total

CMBS
Fair value	$1,024.5	$183.5	$25.3	$7.9	$24.8	$1,266.0
Net unrealized gain (loss)	$34.2	$(1.5)	$(6.1)	$(0.3)	$(4.0)	$22.3
Non-Agency RMBS
Fair value	$210.2	$139.6	$138.0	$88.6	$572.1	$1,148.5
Net unrealized gain (loss)	$(20.6)	$(35.1)	$(54.8)	$(48.8)	$(272.3)	$(431.6)
Core CDOs (1)
Fair value	$52.8	$97.9	$265.6	$111.5	$174.1	$701.9
Net unrealized gain (loss)	$(6.3)	$(19.5)	$(93.9)	$(49.6)	$(144.9)	$(314.2)
Other Asset & Mortgage Backed Securities
Fair value	$850.2	$190.2	$221.3	$115.7	$30.7	$1,408.1
Net unrealized gain (loss)	$6.9	$(2.8)	$(0.7)	$(8.4)	$(20.9)	$(25.9)
Agency RMBS
Fair value	$5,986.1	$—	$—	$—	$—	$5,986.1
Net unrealized gain (loss)	$206.0	$—	$—	$—	$—	$206.0
Total
Fair value	$8,123.8	$611.2	$650.2	$323.7	$801.7	$10,510.6
Net unrealized gain (loss)	$220.2	$(58.9)	$(155.5)	$(107.1)	$(442.1)	$(543.4)

(1)	The Company defines Core CDOs as investments in non-mortgage collateralized debt obligations, primarily consisting of collateralized loan obligations.

          The following table details the current exposures to Non-Agency RMBS and Core CDOs within the Company’s fixed income portfolio as well as the current net unrealized (loss) gain position at June 30, 2010 and December 31, 2009:

	June 30, 2010			December 31, 2009

(U.S. dollars in thousands)	Holding at Fair Value	Percent of Fixed Income Portfolio	Net Unrealized (Loss) Gain	Holding at Fair Value	Percent of Fixed Income Portfolio	Net Unrealized (Loss) Gain

Non-Agency RMBS:
Sub-prime first lien mortgages	$383,739	1.1%	$(201,751)	$377,609	1.1%	$(252,745)
Alt-A mortgages	307,889	0.9%	(169,133)	316,795	0.9%	(209,731)
Second lien mortgages (including sub-prime second lien mortgages)	38,208	0.1%	(12,522)	37,776	0.1%	(19,920)
ABS CDOs with sub-prime collateral	5,573	—%	802	5,429	—%	32
Prime RMBS	413,021	1.2%	(49,047)	484,004	1.4%	(88,153)

Total exposure to Non-Agency RMBS	$1,148,430	3.3%	$(431,651)	$1,221,613	3.5%	$(570,517)

Core CDOs	$701,889	2.1%	(314,168)	$700,884	2.1%	(333,257)

          Of the total Non-Agency RMBS with fair value exposure at June 30, 2010 and December 31, 2009 of $1,148.4 million and $1,221.6 million, respectively, approximately $35.6 million and $32.8 million, respectively, of the related securities had ratings dependent on guarantees issued by third party guarantors (i.e., monoline insurers). Decreases in the ratings of such third party guarantors would typically decrease the fair value of guaranteed securities; however, at June 30, 2010, in the event of non-performance at such date on the part of these third party guarantors, the Company estimated that the average credit quality of this portfolio would be ‘A’ and that approximately 91.6% would have remained investment grade at such date. In addition, of the total fixed income portfolio of $33.8 billion at June 30, 2010 and $33.9 billion at December 31, 2009, less than 2% were guaranteed by such third parties with no individual third party representing more than 1%.

          At June 30, 2010, the Company’s Non-Agency RMBS exposures had adequate underlying loan characteristics and the Company believed at such date that the current amortized cost levels were at or below the discounted cash flow value of the holdings, based on an analysis of subordination levels relative to current expectations of house price declines, loss severities and default levels. The Company had approximately $265.6 million of Non-Agency RMBS downgraded during the quarter ended June 30, 2010. However, 50.2% of the Company’s holdings excluding operating cash remain rated investment grade at June 30, 2010.

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

          Levels of write-down or OTTI are also impacted by the Company’s assessment of the intent to sell securities that have declined in value until recovery. If, due to changes in circumstances, the Company determines to reposition or realign portions of the portfolio and the Company determines not to hold certain securities in an unrealized loss position to recovery, then the Company will incur OTTI charges, which charges could be significant.

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

          At June 30, 2010, Level 3 assets represented approximately 3.4% of the Company’s assets that are measured at fair value and less than 3% of total assets. Level 3 liabilities represented approximately 112.5% of the Company’s liabilities that are measured at fair value and less than 1% of total liabilities at June 30, 2010. As defined in the hierarchy, those assets and liabilities categorized as Level 3 have valuations determined using unobservable inputs. Unobservable inputs may include the entity’s own assumptions about market participant assumptions, applied to a modeled valuation; however, this is not the case with respect to the Company’s Level 3 assets and liabilities. The vast majority of the assets and liabilities classified as Level 3 are made up of those securities for which the values were obtained from brokers where either significant inputs were utilized in determining the value that were difficult to corroborate with observable market data, or sufficient information regarding the specific inputs utilized by the broker were not obtained to support a Level 2 classification. In limited instances, the Company utilized internal valuation models.

          At June 30, 2010, the Company did not have any liabilities that were carried at fair value based on Level 3 inputs other than derivative instruments in a liability position.

          During the six months ended June 30, 2010, certain CDOs that were previously classified as Level 2 due to sufficient market data being available to allow a price to be determined and provided by third party pricing vendors, were transferred to Level 3 because third party vendor prices were no longer believed to be the most appropriate pricing source, therefore, broker quotes are the primary source of the valuations for these CDOs.

           Controls over Valuation of Financial Instruments

          The Company performs quarterly reviews of the prices received from its third party valuation sources to assess if the prices represent a reasonable estimate of fair value. This process is completed by investment and accounting personnel who are independent of those responsible for providing the valuations. These reviews include, but are not limited to, valuation comparisons between external sources and the completion of recurring reviews of third party pricing services’ methodologies. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon available market data, the price received from one third party may be substituted for another or, in limited circumstances, management may determine that an adjustment is required to a third party value. In addition, similar valuation controls are followed by external parties responsible for sourcing appropriate valuations from third parties on the Company’s behalf, which provides additional support regarding the reasonableness of the fair values recorded in the Company’s financial statements.

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

Unpaid losses and loss expenses totaled $20.2 billion at June 30, 2010, and $20.8 billion at December 31, 2009. The table below represents a reconciliation of the Company’s P&C unpaid losses and loss expenses for the six months ended June 30, 2010:

(U.S. dollars in thousands)	(Unaudited) Gross unpaid losses and loss expenses	(Unaudited) Unpaid losses and loss expenses recoverable	(Unaudited) Net unpaid losses and loss expenses

Balance as at December 31, 2009	$20,823,524	$(3,557,391)	$17,266,133
Losses and loss expenses incurred	2,053,820	(414,455)	1,639,365
Losses and loss expenses paid/recovered	(2,147,663)	462,878	(1,684,785)
Foreign exchange and other	(575,789)	79,453	(496,336)

Balance as at June 30, 2010	$20,153,892	$(3,429,515)	$16,724,377

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

           Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balances Receivable

          As a significant portion of the Company’s net premiums written incept in the first six months of the year, certain assets and liabilities have increased at June 30, 2010 compared to December 31, 2009. This includes deferred acquisition costs, unearned premiums, premiums receivable and prepaid reinsurance premiums.

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

          Unpaid losses and loss expense recoverables were $3.5 billion and $3.7 billion at June 30, 2010, and December 31, 2009, respectively. At June 30, 2010 and December 31, 2009, reinsurance balances receivable were $0.3 billion and $0.5 billion, respectively. The table below presents the Company’s net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable at June 30, 2010 and December 31, 2009.

(U.S. dollars in thousands)	(Unaudited) June 30, 2010	December 31, 2009

Reinsurance balances receivable	$305,884	$454,660
Reinsurance recoverable on future policy benefits	24,489	26,637
Reinsurance recoverable on unpaid losses and loss expenses	3,518,667	3,667,344
Bad debt reserve on unpaid losses and loss expenses recoverable and reinsurance balances receivable	(158,982)	(189,769)

Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$3,690,058	$3,958,872

Liquidity and Capital Resources

          Liquidity is a measure of the Company’s ability to generate sufficient cash flows to meet the short- and long-term cash requirements of the Company’s business operations.

          As a global insurance and reinsurance company, one of XL Group’s principal responsibilities to its clients is to ensure that it has ready access to funds with which to settle large unforeseen claims. XL Group would generally expect that positive cash flow from operations (underwriting activities and investment income) will be sufficient to cover cash outflows under most future loss scenarios. However, there is a possibility that unforeseen demands could be placed on XL Group due to extraordinary events and as such the Company’s liquidity needs may change. Such events include, among other things, several significant catastrophes occurring in a relatively short period of time resulting in material incurred losses; rating agency downgrades of XL Group’s core insurance and reinsurance subsidiaries that would require posting of collateral, return of unearned premium and/or the settlement of derivative transactions; and large scale uncollectible reinsurance recoverables on paid losses (as a result of coverage disputes, reinsurers’ credit problems or decreases in the value of collateral supporting reinsurance recoverables). Any one or a combination of such events may cause a liquidity strain. In addition, a liquidity strain could also occur in an illiquid market, such as that which was experienced in 2008. Investments that may be used to meet liquidity needs in the event of a liquidity strain may not be liquid, given inactive markets, or may have to be sold at a significant loss as a result of depressed prices. Because each subsidiary focuses on a more limited number of specific product lines than is collectively available from the consolidated group of companies, the mix of business tends to be less diverse at the subsidiary level. As a result, the probability of a liquidity strain, as described above, may be greater for individual subsidiaries than when liquidity is assessed on a consolidated basis. If such a liquidity strain were to occur in a subsidiary, XL Group plc may be required to contribute capital to the particular subsidiary and/or curtail dividends from the subsidiary to support holding company operations.

          A downgrade below “A-” of XL Group’s principal insurance and reinsurance subsidiaries by either S&P or A.M. Best, which is two notches below the current S&P financial strength rating of “A” (Negative) and the A.M. Best financial strength rating of “A” (Stable) of these subsidiaries, may trigger cancellation provisions in a significant amount of XL Group’s assumed reinsurance agreements and may potentially require XL Group to return unearned premiums to cedants. In addition, due to collateral posting requirements under letter of credit and revolving credit facilities, such a downgrade may require the posting of cash collateral in support of certain “in use” portions of these facilities. Specifically, a downgrade below “A-” by A.M. Best would trigger such collateral requirements for XL Group’s largest credit facility. In certain limited instances, such downgrades may require XL Group to return cash or assets to counterparties or to settle derivative and/or other transactions with the respective counterparties. See Item 1, “Business – Ratings,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for further information. See Item 1A, “Risk Factors,” “A downgrade or potential downgrade in the Company’s financial strength and credit ratings by one or more rating agencies could materially and negatively impact our business, financial condition, results of operations and/or cash flows” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

          Holding Company Liquidity

          As a holding company, XL Group plc has no operations of its own and its assets consist primarily of its investments in its subsidiaries. Accordingly, XL Group plc’s future cash flows largely depend on the availability of dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries and states in which XL Group plc’s subsidiaries operate, including, among others, Bermuda, New York, Ireland, Switzerland and the United Kingdom. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 Item 8, Note 26 to the Consolidated Financial Statements, “Statutory Financial Data,” for further discussion and details regarding the dividend capacity of XL Group’s major operating subsidiaries. See also Item 1A to XL Group’s Annual Report on Form 10-K for the year ended December 31, 2009 “Risk Factors – Risks Related to the Company - Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends, make payments on our debt securities and make other payments.” The ability to pay such dividends is also limited by the regulations of the Society of Lloyd’s and certain contractual provisions. No assurance can be given that XL Group’s subsidiaries will pay dividends in the future to XL Group plc.

          As part of the Redomestication, under Irish law, dividends must be paid and share redemptions and buy backs generally must be funded out of “distributable reserves,” which XL-Ireland did not have immediately following the Redomestication. On July 23, 2010, the Irish High Court approved XL-Ireland’s creation of $5.0 billion of distributable reserves, subject to the completion of certain formalities under Irish Company law to enable XL Group to pay dividends and redeem and buy back shares prior to generating sufficient post-Redomestication earnings.

          At June 30, 2010, the Company had cash and investments of $1.8 billion compared to $1.5 billion at December 31, 2009 (net of liabilities associated with cash sweeping arrangements).

          XL Group plc’s principal uses of liquidity are for dividend payments to holders of its ordinary shares and preferred shares, interest and principal payments on debt, capital investments in its subsidiaries and corporate operating expenses.

          XL Capital Finance (Europe) plc (“XLCFE”) is a wholly owned finance subsidiary of XL Group plc. In January 2002, XLCFE issued $600 million par value 6.5% Guaranteed Senior Notes due January 2012. These notes are fully and unconditionally guaranteed by XL Company Switzerland GmbH.

          See also the Consolidated Statements of Cash Flows included in Item 1, Financial Statements, above.

          Sources of Liquidity for the Company

          At June 30, 2010, the consolidated Company had cash and cash equivalents of approximately $3.8 billion as compared to approximately $3.6 billion at December 31, 2009. There are three main sources of cash flows for the Company – those provided by operations, investing activities and financing activities.

          Operating Cash Flows

          Historically, cash receipts from operations, consisting of premiums and investment income, generally have provided sufficient funds to pay losses as well as operating expenses of the Company’s subsidiaries and to fund dividends to the holding company. However, as a result of the combination of current soft market conditions, the decision to put the Life segment and certain P&C lines into run-off and lower investment yields, operating cash flows excluding extraordinary events are expected to be lower than prior years. Cash receipts from operations is generally derived from the receipt of investment income on XL Group’s investment portfolio as well as the net receipt of premiums less claims and expenses related to XL Group’s underwriting activities in its P&C operations as well as its Life operations segment. XL Group’s operating subsidiaries provide liquidity in that premiums are generally received months or even years before losses are paid under the policies related to such premiums. Premiums and acquisition expenses are settled based on terms of trade as stipulated by an underwriting contract, and generally are received within the first year of inception of a policy when the premium is written, but can be up to three years on certain reinsurance business assumed. Operating expenses are generally paid within a year of being incurred. Claims especially for casualty business, may take a much longer time before they are reported and ultimately settled, requiring the establishment of reserves for unpaid losses and loss expenses. Therefore, the amount of claims paid in any one year is not necessarily related to the amount of net losses incurred, as reported in the consolidated statement of income.

          During the six months ended June 30, 2010, net cash flows provided by operating activities were $371.0 million compared to net cash flows used of $521.0 million for the same period in 2009. The cash flows provided in the six months ended June 30, 2010 resulted primarily from lower levels of claim payments from previous underwriting years being offset by premium income. During the first six months of 2009 the cash flows used in operating activities were primarily as a result of claims payments associated with Hurricane Ike and Gustav losses.

          Investing Cash Flows

          Generally, positive cash flow from operations and financing activities is invested in XL Group’s investment portfolio, including affiliates or acquisition of subsidiaries.

          Net cash provided by investing activities was $136.5 million in the six months ended June 30, 2010 compared to net cash provided of $700.9 million for the same period in 2009. The 2010 cash inflow was mainly associated with normal purchase and sale of portfolio investments.

          Financing Cash Flows

          Cash flows related to financing activities include ordinary and preferred share related transactions, the payment of dividends, the issue or repayment of preferred ordinary shares and deposit liability transactions.

          Net cash used in financing activities was $266.6 million in the six months ended June 30, 2010 compared to net cash used of $605.4 million for the same period in 2009. The 2010 net cash outflows related primarily to the redemption of Series C Preference Ordinary Shares, repayment of deposit liabilities and the payment of common and preferred dividends. For more information on the repurchase of debt please see Item 1, Note 7 to the Consolidated Financial Statements, “Share Capital”.

          In addition XL Group maintains letter of credit facilities which provide liquidity. Details of these facilities are described below in “Capital Resources.”

Capital Resources

          At June 30, 2010 and December 31, 2009, XL Group had total shareholders’ equity of $10.5 billion and $9.4 billion, respectively. In addition to ordinary share capital, XL Group depends on external sources of financing, including debt, preference shares, contingent capital, letter of credit and other collateral facilities, to support its underwriting activities.

In particular, XL Group requires, among other things:

▪

sufficient capital to maintain its financial strength and credit ratings, as issued by several ratings agencies, at levels considered necessary by management to enable XL Group’s key operating subsidiaries to compete;

▪	sufficient capital to enable its regulated subsidiaries to meet the regulatory capital levels required in the U.S., the U.K., Bermuda, Ireland, Switzerland and other key markets;

▪

letters of credit and other forms of collateral that are required to be posted or deposited, as the case may be, by XL Group’s operating subsidiaries that are “non-admitted” under U.S. state insurance regulations in order for the U.S. cedant to receive statutory credit for reinsurance. XL Group also uses letters of credit to support its operations at Lloyd’s; and

▪	revolving credit to meet short-term liquidity needs.

The following risks are associated with XL Group’s requirement to renew its credit facilities:

▪	the credit available from banks may be reduced resulting in XL Group’s need to pledge its investment portfolio to customers. This could result in a lower investment yield;

▪	XL Group may be downgraded by one or more rating agencies which could materially and negatively impact its business, financial condition, results of operations and/or liquidity; and

▪

the volume of business that XL Group’s subsidiaries that are not admitted in the U.S. are able to transact could be reduced if XL Group is unable to renew its letter of credit facilities at an appropriate amount.

          Continued consolidation within the banking industry may result in the aggregate amount of credit provided to XL Group being reduced. XL Group attempts to mitigate this risk by identifying and/or selecting additional banks that can participate in the credit facilities upon renewal.

          The following table summarizes the components of the Company’s current capital resources at June 30, 2010 and December 31, 2009:

(U.S. dollars in thousands)	June 30, 2010	December 31, 2009

Preferred share capital	$1,071,900	$1,182,673
Ordinary share capital	9,507,232	8,432,417

Total Ordinary and Preferred capital	$10,579,132	$9,615,090
Notes payable and debt	2,446,233	2,445,733

Total capital	$13,025,365	$12,060,823

a) Ordinary Share Capital

          The following table reconciles the opening and closing common equity positions at June 30, 2010 and December 31, 2009:

(U.S. dollars in thousands)	June 30, 2010	December 31, 2009

Ordinary share equity – beginning of period	$8,432,417	$5,116,831
Net income (loss) attributable to XL Capital Ltd.	337,885	74,991
Share repurchases	(1,840)	(626)
Share issues	1,095	741,291
Common share dividends	(68,636)	(136,804)
Preferred share dividends	(34,694)	(80,200)
Gain on redemption of Series C preference ordinary shares	16,616	211,816
Change in accumulated other comprehensive income	803,734	2,222,460
Impact of adoption of new authoritative OTTI guidance, net of tax	—	229,670
Share based compensation and other	20,655	52,988

Ordinary equity – end of period	$9,507,232	$8,432,417

b) Debt

          The following table presents the Company’s debt under outstanding securities and lenders’ commitments as at June 30, 2010:

				Payments Due by Period

Notes Payable and Debt (U.S. dollars in thousands)	Commitment/ Debt	In Use/ Outstanding	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years

5-year revolvers	$1,000,000	$—	2012	$—	$—	$—	$
5-year revolver	100,000	—	2010	—	—	—
6.50% Guaranteed Senior Notes	600,000	599,508	2012	—	600,000	—
5.25% Senior Notes	600,000	597,259	2014	—	—	600,000		—
8.25% Senior Notes	575,000	575,000	2021	—	—	—		575,000
6.375% Senior Notes	350,000	350,000	2024	—	—	—		350,000
6.25% Senior Notes	325,000	324,466	2027	—	—	—		325,000

Total	$3,550,000	$2,446,233		$—	$600,000	$600,000		$1,250,000

Adjustment to carrying value –impact of fair value hedges		21,159

Carrying value		$2,467,392

          “In Use” and “Outstanding” data represents June 30, 2010 accreted values. “Payments Due by Period” data represents ultimate redemption values.

          In addition, see Item 1, Note 16 to the Consolidated Financial Statements, “Notes Payable and Debt and Financing Arrangements,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for further information.

          At June 30, 2010, banks and investors provided the Company and its subsidiaries with $3.6 billion of debt capacity, of which $2.5 billion was utilized by the Company. This debt capacity consists of:

▪	revolving credit facilities of $1.1 billion in aggregate; and

▪

senior unsecured notes of approximately $2.4 billion. These notes require the Company to pay a fixed rate of interest during their terms. At June 30, 2010, there were five outstanding issues of senior unsecured notes:

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

▪

$575 million of senior notes due August 2021, with a fixed coupon of 8.25%. These securities are a component of the 10.75% equity security units that are publicly traded. In addition to the coupon paid on the senior notes, quarterly contract adjustment payments at an annual rate of 2.50% per annum are paid on forward purchase contracts for the Company’s common shares for a total distribution of 10.75% per annum. The purchase contracts mature in 2011, and the senior notes mature in 2021. In August 2011, the senior notes will be remarketed to generate sufficient remarketing proceeds to satisfy the 10.75% equity security unit holders’ obligations under the purchase contracts.

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

c) Preferred shares

          At June 30, 2010 the Company’s preferred share capital was made up of $1.0 billion Series E Preference ordinary shares and $71.9 million Series C Preference ordinary shares. At December 31, 2009 the Company’s preferred share capital was made up of $1.0 billion Series E Preference ordinary shares and $182.7 million Series C Preference ordinary shares.

          On February 12, 2010, the Company repurchased approximately 4.4 million Series C Preference Ordinary Shares with a liquidation value of $110.8 million for approximately $94.2 million, which was a portion of its outstanding Series C Preference Ordinary Shares. As a result, a book value gain of approximately $16.6 million was recorded in the first quarter of 2010 to ordinary shareholders. In addition, see Note 7 to the Consolidated Financial Statements, “Share Capital,” for further information.

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

d) Contingent Capital

          At June 30, 2010, the Company has one contingent capital transaction where the outstanding put option has not been exercised. No up-front proceeds were received by the Company under this transaction. In the event that the associated irrevocable put option agreement is exercised, proceeds previously raised from investors from the issuance of pass-through trust securities would be received in return for the issuance of preferred shares. See below for further details on this transaction.

          On December 5, 2006, the Company and certain operating subsidiaries (“Ceding Insurers”) entered into a securities issuance agreement (the “Securities Issuance Agreement”), and certain of the Company’s foreign insurance and reinsurance subsidiaries (“Ceding Insurers”) entered into an excess of loss reinsurance agreement (the “Reinsurance Agreement”), with Stoneheath Re (“Stoneheath”). The net effect of these agreements to the Company is the creation of a contingent put option to issue $350.0 million of preference ordinary shares in the aggregate. The agreements provide the Company with a Reinsurance Collateral Account in support of certain covered perils named in the Reinsurance Agreement. The covered perils include United States wind, European wind, California earthquake and terrorism worldwide. After an initial three-month period, the covered perils as well as the attachment points and aggregate retention amounts may be changed by the Ceding Insurers in their sole discretion. This may result in a material increase or decrease in the likelihood of payment under the Reinsurance Agreement. On each date on which a Ceding Insurer withdraws funds from the Reinsurance Collateral Account, the Company must issue and deliver to Stoneheath an amount of XL Group Ltd Series D Preference Shares having an aggregate liquidation preference that is equal to the amount of funds so withdrawn from the Collateral Account. The Company is obligated to reimburse Stoneheath for certain fees and ordinary expenses. The initial term of the Reinsurance Agreement was for the period from the Closing Date through June 30, 2007, with four annual mandatory extensions through June 30, 2011 (unless coverage is exhausted thereunder prior to such date). The Ceding Insurers may thereafter extend the Reinsurance Agreement at their option for additional calendar quarters without limit (unless coverage is exhausted thereunder). The contingent put option is recorded at fair value with changes in fair value recognized in earnings. The Series D Preference Shares, if issued, will pay dividends on a non-cumulative basis at a fixed rate of 6.868% per annum through October 15, 2011 and thereafter at a floating rate based on 3-month LIBOR, plus 3.12%.

e) Letter of Credit Facilities and other sources of collateral

          At June 30, 2010, the Company had five letter of credit facilities in place with total availability of $5.0 billion, of which $2.7 billion was utilized.

				Amount of Commitment Expiration per period

Other Commercial Commitments (U.S. dollars in thousands)	Commitment	In Use	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years

Letter of Credit Facility	$250,000	112,462	Continuous	—	—	—	—
Letter of Credit Facility (1)	4,000,000	2,124,399	2012	—	4,000,000	—	—
Letter of Credit Facility	21	21	Continuous	—	—	—	—
Letter of Credit Facility	93	93	Continuous	—	—	—	—
Letter of Credit Facility	750,000	491,989	Continuous	—	—	—	—

Five letter of credit facilities	$5,000,114	$2,728,964		—	$4,000,000	—	—

(1)	Of the total letter of credit facilities above, $1 billion is also included in the revolvers under notes payable and debt.

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

          Ratings

          XL Group’s ability to underwrite business is dependent upon the quality of its claims paying and financial strength ratings as evaluated by independent rating agencies. As a result, in the event that XL Group is downgraded, its ability to write business as well as its financial condition and/or results of operations could be adversely affected. XL Group regularly evaluates its capital needs to support the volume of business written in order to maintain its claims paying and financial strength ratings.

          For further information, see the Risk Factor titled “A downgrade or potential downgrade in our financial strength and credit ratings by one or more rating agencies could materially and negatively impact our business, financial condition, results of operations and/or cash flows” in Item 1A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

          On July 1, 2010, FitchRatings (“Fitch”) revised the outlook of the financial strength rating of XL Group’s principal insurance and reinsurance subsidiaries to “Stable” from “Negative”. Also in this announcement Fitch affirmed the financial strength rating as “A”. In their public announcement, Fitch noted that the change in the outlook reflects XL Group’s improved capitalization, reduced financial leverage, lower investment risk and stabilization of its competitive position.

          The following are the financial strength and claims paying ratings at August 4, 2010 from internationally recognized rating agencies in relation to XL Group’s principal insurance and reinsurance subsidiaries and pools:

Rating agency	Rating

A.M. Best	A	(Stable	)
Standard & Poor’s	A	(Negative	)
Moody’s Investor Services	A2	(Stable	)
Fitch	A	(Stable	)

          In addition, at August 4, 2010 XL Group Ltd. had the following long-term debt ratings: ‘bbb’ (Stable) from A.M. Best, ‘BBB+’ (Negative) from S&P, ‘Baa2’ (Stable) from Moody’s and ‘BBB+’ (Stable) from Fitch.

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

          See Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds,” below.

Cautionary Note Regarding Forward-Looking Statements

          The Private Securities Litigation Reform Act of 1995 (“PSLRA”) provides a “safe harbor” for forward-looking statements. Any prospectus, prospectus supplement, XL Group’s Annual Report to ordinary shareholders, any proxy statement, any other Form 10-K, Form 10-Q or Form 8-K of XL Group or any other written or oral statements made by or on behalf of XL Group may include forward-looking statements that reflect XL Group’s current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to XL Group in general, and to the insurance and reinsurance sectors in particular (both as to underwriting and investment matters). Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “will,” “may” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.

          All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. XL Group believes that these factors include, but are not limited to, the following: (i) changes in the size of XL Group’s claims relating to natural catastrophe losses due to the preliminary nature of some reports and estimates of loss and damage to date; (ii) trends in rates for property and casualty insurance and reinsurance; (iii) the timely and full recoverability of reinsurance placed by XL Group with third parties, or other amounts due to XL Group; (iv) changes in ratings, rating agency policies or practices; (v) changes in the projected amount of ceded reinsurance recoverables and the ratings and creditworthiness of reinsurers; (vi) the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by XL Group; (vii) XL Group’s ability to successfully implement its business strategy especially during the “soft” market cycle; (viii) increased competition on the basis of pricing, capacity, coverage terms or other factors; (ix) greater frequency or severity of claims and loss activity than XL Group’s underwriting, reserving or investment practices anticipate based on historical experience or industry data; (x) the effects of inflation on XL Group’s business, including on pricing and reserving; (xi) developments, including uncertainties related to the depth and duration of the current recession, and future volatility, in the world’s credit, financial and capital markets that adversely affect the performance and valuation of XL’s investments or access to such markets; (xii) the potential impact on XL Group from government-mandated insurance coverage for acts of terrorism; (xiii) the potential for changes to methodologies, estimations and assumptions that underlie the valuation of XL Group’s financial instruments that could result in changes to investment valuations; (xiv) changes to XL Group’s assessment as to whether it is more likely than not that XL Group will be required to sell, or has the intent to sell, available for sale debt securities before their anticipated recovery; (xv) developments in bankruptcy proceedings or other developments related to bankruptcies of companies insofar as they affect property and casualty insurance and reinsurance coverages or claims that XL Group may have as a counterparty; (xvi) availability of borrowings and letters of credit under XL Group’s credit facilities; (xvii) the ability of XL Group’s subsidiaries to pay dividends to XL Group plc; (xviii) the potential effect of regulatory developments in the jurisdictions in which XL Group operates, including those which could impact the financial markets or increase XL Group’s business costs and required capital levels; (xix) changes in regulation or laws applicable to XL Group or its subsidiaries, brokers or customers; (xx) acceptance of XL Group’s products and services, including new products and services; (xxi) changes in the availability, cost or quality of reinsurance; (xxii) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xxiii) loss of key personnel; (xxiv) the effects of mergers, acquisitions and divestitures; (xxv) changes in accounting policies or practices or the application thereof; (xxvi) legislative or regulatory developments including, but not limited to, changes in regulatory capital balances that must be maintained by XL Group’s operating subsidiaries and governmental actions for the purpose of stabilizing the financial markets; (xxvii) other changes in general economic conditions, including changes in interest rates, credit spreads, foreign currency exchange rates, inflation and other factors; (xxviii) the effects of business disruption or economic contraction due to war, terrorism or other hostilities; (xxix) changes in applicable tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof; (xxx) XL Group’s ability to realize the expected benefits from the redomestication; (xxxi) any unanticipated costs in connection with the redomestication; and (xxxii) the other factors set forth in XL Group’s other documents on file with the SEC. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. XL Group undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by the federal securities laws.

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

          Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. The Company is principally exposed to the following market risks: interest rate risk, foreign currency exchange rate risk, equity price risk, credit risk, and other related market risks.

          The majority of the Company’s market risk arises from its investment portfolio which consists of fixed income securities, alternative investments, public equities, private investments, derivatives, other investments, and cash, denominated in both U.S. and foreign currencies, which are sensitive to changes in interest rates, credit spreads, equity prices, foreign currency exchange rates and other related market risks. The Company’s fixed income and equity securities are generally classified as available for sale, and as such changes in interest rates, credit spreads on corporate and structured credit, equity prices, foreign currency exchange rates or other related market instruments will have an immediate effect on comprehensive income and shareholders’ equity but will not ordinarily have an immediate effect on net income. Nevertheless, changes in interest rates, credit spreads, equity prices and other related market instruments effect consolidated net income when, and if, a security is sold or impaired.

          On a limited basis the Company enters into derivatives and other financial instruments primarily for risk management purposes. The Company uses derivatives to hedge foreign exchange and interest rate risk related to its consolidated net exposures. From time to time, the Company also uses investment derivative instruments such as futures, options, interest rate swaps, credit default swaps and foreign currency forward contracts to manage the duration of its investment portfolio and foreign currency exposures and also to obtain exposure to a particular financial market. Historically, the Company entered into credit derivatives outside of the investment portfolio in conjunction with the legacy financial guarantee and financial products operations. The Company attempts to manage the risks associated with derivative use with guidelines established by senior management. Derivative instruments are carried at fair value with the resulting changes in fair value recognized in income in the period in which they occur. For further information, see Item 1, Note 6, “Derivative Instruments”, herein.

          This risk management discussion and the estimated amounts generated from the sensitivity and value at risk (“VaR”) analyses for the investment portfolio presented in this document are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these estimated results due to, among other things, actual developments in the global financial markets and changes in the composition of the Company’s investment portfolio. The results of analysis used by the Company to assess and mitigate risk should not be considered projections of future events of losses. See generally “Cautionary Note Regarding Forward-Looking Statements” in Item 2.

Interest Rate Risk

          The Company’s fixed income portfolio is exposed to interest rate risk. Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The Company manages interest rate risk within the context of its overall asset liability management strategy by setting duration targets for its investment portfolio in line with the estimated duration of its liabilities, thus mitigating the overall economic effect of interest rate risk. Nevertheless, the Company remains exposed to interest rate risk with respect to the Company’s overall net asset position and more generally from an accounting standpoint since the assets are marked to market, thus subject to market conditions, while liabilities are accrued at a static rate.

          In addition, while the company’s debt is not carried at fair value and not adjusted for market changes, changes in market interest rates could have an impact on debt values at the time of refinancing.

Foreign Currency Exchange Rate Risk

          Many of the Company’s non-U.S. subsidiaries maintain both assets and liabilities in local currencies, therefore foreign exchange risk is generally limited to net assets denominated in foreign currencies.

          Foreign currency exchange rate gains and losses in the Company’s Statement of Income arise for accounting purposes when net assets or liabilities are denominated in foreign currencies that differ from the functional currency of those subsidiaries. While unrealized foreign exchange gains and losses on underwriting balances are reported in earnings, the offsetting unrealized gains and losses on invested assets are recorded as a separate component of shareholders’ equity, to the extent that the asset currency does not match that entity’s functional currency. This results in an accounting mismatch that will result in foreign exchange gains or losses in the consolidated statements of income depending on the movement in certain currencies. In order to improve administrative efficiencies as well as to address this accounting imbalance, the Company formed several branches with Euro and U.K. Sterling functional currencies. Management continues to focus on attempting to limit this type of exposure in the future.

          Foreign currency exchange rate risk in general is reviewed as part of the Company’s risk management process. Within its asset liability framework for the investment portfolio, the Company pursues a general policy of holding the assets and liabilities in the same currency and as such the Company is not exposed to the risks associated with foreign exchange movements within its investment portfolio as currency impacts on the assets are generally matched by corresponding impacts on the related liabilities. Foreign exchange contracts within the investment portfolio are utilized to manage individual portfolio foreign exchange exposures, subject to investment management service providers’ guidelines established by management. These contracts are not designated as specific hedges for financial reporting purposes and, therefore, realized and unrealized gains and losses on these contracts are recorded in income in the period in which they occur. These contracts generally have maturities of three months or less. The Company also attempts to manage the foreign exchange volatility arising on certain transactions denominated in foreign currencies. These include, but are not limited to, premium receivable, reinsurance contracts, claims payable and investments in subsidiaries.

          The principal currencies creating foreign exchange risk for the Company are the British pound Sterling, the Euro, the Swiss Franc, and the Canadian dollar. The following tables provide more information on the Company’s exposure to foreign exchange rate risk at June 30, 2010 and December 31, 2009:

June 30, 2010 (Foreign Currency in millions)	Euro	British Pound	Swiss Franc	Canadian Dollar

Net exposure to key foreign currencies (1)	331.7	(68.2)	360.2	452.9

December 31, 2009 (Foreign Currency in millions)	Euro	British Pound	Swiss Franc	Canadian Dollar

Net exposure to key foreign currencies	258.6	(120.0)	261.9	508.1

(1) Subsequent to June 30, 2010, the Company has entered into additional hedging activity reducing the aggregate net exposure to these currencies to approximately $400.0 million.

Credit Risk

          The Company is exposed to credit risk within its investment portfolio as well as through general counterparties, including customers and reinsurers. Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. The Company manages credit risk through established investment credit policies which address quality of obligors and counterparties, credit concentration limits, and diversification requirements. The Company’s exposure to market credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads.

Credit Risk – Investment Portfolio

          Credit risk is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries and countries. A widening of credit spreads will increase the net unrealized loss position, will increase losses associated with credit based non-qualifying derivatives where the Company assumes credit exposure, and, if issuer credit spreads increase significantly or for an extended period of time, would likely result in higher other-than-temporary impairments. All else held equal, credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. In addition, market volatility can make it difficult to value certain of the Company’s securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on the Company’s consolidated results of operations or financial condition.

          The table below shows the Company’s aggregate fixed income portfolio by credit rating in percentage terms of the Company’s aggregate fixed income exposure (including fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased) at June 30, 2010.

Percentage of Aggregate Fixed Income Portfolio

AAA	54.9
AA	14.1
A	20.5
BBB	6.8
BB & below	3.7
NR	—

Total (1)	100.0%

(1)	Included in the above are $374.3 million or 1.1% of the portfolio which represents medium term notes rated at the average credit rating of the underlying asset pools backing the notes.

          At June 30, 2010, the average credit quality of the Company’s aggregate fixed income investment portfolio was “AA”, excluding operating cash.

          The Company is closely monitoring its corporate financial bond holdings in light of the current credit market conditions. The table below summarizes the Company’s significant exposures (defined as bonds issued by financial institutions with an amortized cost in excess of $50.0 million) to corporate bonds of financial issuers held within its available for sale investment portfolio at June 30, 2010, representing both amortized cost and unrealized gains (losses):

(U.S. dollars in millions)

Issuer (by Global Ultimate Parent)	Amortized Cost June 30, 2010 (1)	Unrealized Gain/ (Loss) June 30, 2010

Bank Of America Corporation	$215.0	$(9.7)
Lloyds Banking Group Plc	159.5	3.8
The Goldman Sachs Group, Inc.	134.0	(3.9)
Citigroup Inc.	129.8	(6.9)
Morgan Stanley	128.0	0.7
Wells Fargo & Company	118.7	3.6
Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A.	114.7	(1.8)
JP Morgan Chase & Co.	111.9	(3.3)
HSBC Holdings Plc	110.4	(3.6)
Barclays Plc	108.2	(21.1)
Banco Santander, S.A.	106.7	(18.9)
BNP Paribas	103.1	(5.2)
Australia And New Zealand Banking Group Limited	96.5	2.0
Credit Agricole Sa	81.8	(11.2)
Aviva Plc	75.3	(16.1)
National Australia Bank Limited	72.9	(2.2)
Credit Suisse Group AG	70.7	1.5
The Bank Of Nova Scotia	60.2	1.0
RFS Holdings B.V.	59.8	3.6
Nationwide Building Society	59.7	(6.0)
Standard Chartered Plc	58.5	(1.6)
Legal & General Group Plc	54.9	(8.2)
Societe Generale	54.8	(1.0)
Assicurazioni Generali S.P.A.	54.7	(11.1)
Westpac Banking Corporation	52.8	1.4
Danske Bank A/S	50.5	(8.2)

(1)	Government-guaranteed paper has been excluded from the above figures.

          Within the Company’s corporate financial bond holdings, the Company is further monitoring its exposures to hybrid securities, representing Tier One and Upper Tier Two securities of various financial institutions. The following table summarizes the top ten exposures to hybrid securities, listed by amortized cost representing both amortized cost and unrealized (losses):

(U.S. dollars in millions)

Issuer (by Global Ultimate Parent)	Tier One Amortized Cost June 30, 2010	Upper Tier Two Amortized Cost June 30, 2010	Total Amortized Cost June 30, 2010	Net Unrealized (Loss) June 30, 2010

Barclays, Plc	$51.6	$55.9	$107.5	$(20.5)
Banco Santander, S.A.	45.6	31.1	76.7	(17.3)
Aviva PLC	5.5	49.6	55.1	(14.0)
Assicurazioni Generali S.P.A	54.7	—	54.7	(11.1)
Danske Bank A/S	31.8	18.5	50.3	(8.0)
Credit Agricole SA	9.3	39.5	48.8	(10.8)
Unicredit S.P.A.	33.2	—	33.2	(10.0)
Bank of America Corporation	28.5	—	28.5	(8.0)
Nordea Bank AB (PUBL)	—	27.2	27.2	(1.6)
BNP Paribas	25.9	—	25.9	(4.9)

Total	$286.1	$221.8	$507.9	$(106.2)

          At June 30, 2010, the top 10 corporate holdings listed below represent the direct exposure to the corporations listed below, including their subsidiaries, and excludes any securitized, credit enhanced and collateralized asset or mortgage backed securities, cash and cash equivalents, pooled notes and any OTC derivative counterparty exposure, if applicable.

Top 10 Corporate Holdings (1)	Percentage of Aggregate Fixed Income Portfolio (2)

Bank of America Corporation	0.6%
Pfizer Inc.	0.6%
General Electric Company	0.6%
Lloyds Banking Group PLC	0.5%
Wal-Mart Stores, Inc.	0.5%
AT&T Inc.	0.5%
Verizon Communications, Inc.	0.5%
Glaxosmithkline PLC	0.4%
The Goldman Sachs Group, Inc.	0.4%
Morgan Stanley	0.4%

(1)	Corporate issuers exclude government-backed, government-sponsored enterprises and cash and cash equivalents.

(2)	Includes fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased and excludes government-guaranteed paper.

          At June 30, 2010, the top 5 corporate sector exposures listed below represented 26.9% of the aggregate fixed income investment portfolio and 79.5% of all corporate holdings.

(U.S. dollars in millions)

Top 5 Sector Exposures	Fair Value	Percentage of Aggregate Fixed Income Portfolio

Financials (1)	$3,998.9	11.8%
Consumer, Non-Cyclical	2,069.5	6.1%
Utilities	1,233.8	3.6%
Communications	962.1	2.8%
Energy	864.1	2.6%

Total	$9,128.4	26.9%

(1)	Government-guaranteed paper has been excluded from the above figures.

          Within the Company’s fixed income portfolios, the Company is further monitoring its exposures to holdings representing risk in certain Eurozone countries. In particular, the Company has government holdings of $29.0 million, corporate holdings of $421.3 million and structured credit holdings of $7.1 million in Greece, Ireland, Italy, Portugal and Spain. The corporate holdings primarily consist of multinationals with low reliance on local economics and systemically important industries such as utilities and telecoms.

          The Company also has exposure to market movement related to credit risk associated with its mortgage-backed and asset-backed securities. The table below shows the breakdown of the $10.6 billion structured credit portfolio, of which 76.9% is AAA rated:

(U.S. dollars in millions)	Fair Value	Percentage of Structured Portfolio

CMBS	$1,266.1	12.0%
Agency RMBS	5,986.1	57.0%
Prime RMBS	413.0	3.9%
Core CDO (non-ABS CDOs and CLOs)	701.9	6.7%
Other ABS:
ABS – Auto	306.5	2.9%
ABS – Credit Cards	219.3	2.1%
ABS – Other	882.3	8.3%
Topical:
Sub-prime first lien	383.7	3.7%
Alt-A	307.9	2.9%
Second lien (including sub-prime second lien mortgages)	38.2	0.4%
ABS CDO’s with sub-prime collateral	5.6	0.1%

Total	$10,510.6	100.0%

Credit Risk – Other

          Credit derivatives are purchased within the Company’s investment portfolio, have been sold through a limited number of contracts written as part of the Company’s previous XL Financial Solutions business, and were previously entered into through the Company’s prior reinsurance agreements with Syncora, as described below. From time to time, the Company may purchase credit default swaps to hedge an existing position or concentration of holdings. The credit derivatives are recorded at fair value. For further details with respect to the Company’s exposure to Credit derivatives see Item 1, Note 6 to the Company’s Consolidated Financial Statements, “Derivative Instruments”, herein.

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

Equity Price Risk

          The Company’s equity investment portfolio as well as other investments, primarily representing certain derivatives and certain affiliate investments, are exposed to mark to market movements associated with equity price risk. Equity price risk is the potential loss arising from changes in the market value of equities. At June 30, 2010, the Company’s equity portfolio was approximately $19.0 million as compared to $12.0 million at December 31, 2009. This excludes fixed income fund investments that generally do not have the risk characteristics of equity investments. At June 30, 2010 and December 31, 2009, the Company’s direct allocation to equity securities was a negligible percentage of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased). The Company also estimates the equity risk embedded in certain alternative and private investments. Such estimates are derived from market exposures provided to the Company by certain individual fund investments and/or internal statistical analyses.

Other Market Risks

          The Company’s private investment portfolio is invested in limited partnerships and other entities which are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments, and risks specific to startup or small companies. At June 30, 2010, the Company’s exposure to private investments was $341.7 million, as compared to $322.4 million at December 31, 2009.

          The Company’s alternative investment portfolio, which is exposed to equity and credit risk as well as certain other market risks, had a total exposure of $878.0 million making up approximately 2.5% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) at June 30, 2010, as compared to December 31, 2009, where the Company had a total exposure of $800.2 million representing approximately 2.4% of the total investment portfolio.

          At June 30, 2010, bond and stock index futures outstanding had a net long position of $90.1 million as compared to a net long position of $81.8 million at December 31, 2009. The Company may reduce its exposure to these futures through offsetting transactions, including options and forwards.

          As noted above, the Company also invests in certain derivative positions which can be impacted by market value movements. For further details on derivative instruments see Item 1, Note 6 to the Company’s Consolidated Financial Statements, “Derivative Instruments”, herein.

Sensitivity and Value-at-Risk Analysis

          The table below summarizes the Company’s assessment of the estimated impact on the value of the Company’s investment portfolio at June 30, 2010 associated with an immediate and hypothetical: +100bps increase in interest rates, a -10% decline in equity markets, a +100bps widening in spreads and a +10% widening in spreads. The table also reports the 95%, 1-year VaRs for the Company’s investment portfolios at June 30, 2010, excluding foreign exchange.

          The interest rate, spread risk, and VaR referenced in the table below include the impact of market movements on the Company’s held-to-maturity fixed maturities. While the market value of these holdings is sensitive to prevailing interest rates and credit spreads, the Company’s book value is not impacted as these holdings are carried at amortized cost. As at June 30, 2010, if the Company were to exclude these impacts in order to present the impact of these risks to the Company’s book value, the interest rate risk would be reduced by approximately $66.0 million, absolute spread risk would be reduced by approximately $11.7 million, relative spread risk would be reduced by approximately $1.0 million, and VaR would be reduced by approximately $43.5 million. On August 1, 2010, the Company reclassified an additional $2.1 billion of fixed maturity securities to held to maturity.

          The table below excludes the impact of foreign exchange rate risk on the investment portfolio. The investment portfolio is managed on an asset-liability matched basis, and accordingly any foreign exchange movements impact the assets and liabilities equally. See foreign exchange rate risk for further details. The Company considers that the investment portfolio VaR estimated results as well as P&C and Life investment portfolios VaR estimated results excluding foreign exchange rate risk are the more relevant and appropriate metrics to consider when assessing the actual risk of the portfolio.

          The estimated results below also do not include any risk contributions from our various operating affiliates (strategic, investment manager or financial operating affiliates) or other investments carried at amortized cost.

			Absolute	Relative
	Interest Rate	Equity Risk	Spread Risk	Spread Risk
(U.S. dollars in thousands)	Risk(2)	(3)	(4)	(5)	VaR (6), (7)
Total Investment Portfolio (1)	$(1,208.1)	$(56.0)	$(1,219.0)	$(234.5)	$1,217.1
A. P&C Investment Portfolio	$(716.8)	$(56.0)	$(800.9)	$(150.4)	$831.0
(I) P&C Fixed Income Portfolio	(716.8)	—	(800.9)	(150.4)	821.2
(a) Cash & 0-1 Yr	(3.9)	—	—	—	10.9
(b) Total Government Related	(215.0)	—	(145.6)	(4.8)	173.7
(c) Total Corporate Credit	(288.1)	—	(336.8)	(53.9)	346.8
(d) Total Structured Credit	(209.8)	—	(318.5)	(91.7)	437.5
(II) P&C Non-Fixed Income Portfolio	—	(56.0)	—	—	111.2
(e) Equity Portfolio	—	(1.2)	—	—	17.0
(f) Alternative Portfolio	—	(19.8)	—	—	56.0
(g) Private Investments	—	(35.0)	—	—	99.9
B. Life Investment Portfolio	$(481.7)	$—	$(397.8)	$(84.0)	$470.6
(III) Life Fixed Income Portfolio	(481.7)	—	(397.8)	(84.0)	470.6
(i) Cash & 0-1 Yr	(0.6)	—	(0.3)	—	0.6
(j) Total Government Related	(195.1)	—	(75.6)	(3.3)	206.9
(k) Total Corporate Credit	(240.0)	—	(269.7)	(69.6)	280.1
(l) Total Structured Credit	(46.0)	—	(52.2)	(11.1)	53.0
(IV) Life Non-Fixed Income Portfolio	—	—	—	—	—

(1)

The Company’s Total Investment Portfolio comprises the Company’s P&C Investment Portfolio and Life Investment Portfolio as well as the Company’s Business and Other Investments which do not form part of the Company’s P&C Investment Portfolio or Life Investment Portfolio. The individual results reported in the above table for the Company’s Total Investment Portfolio therefore represent the aggregate impact on the Company’s P&C Investment Portfolio, Life Investment Portfolio and the Company’s Business and Other Investments.

(2)	The estimated impact on the fair value of the Company’s fixed income portfolio of an immediate hypothetical +100 bps adverse parallel shift in global bond curves.

(3)

The estimated impact on the fair value of the Company’s investment portfolio of an immediate hypothetical -10% change in the value of equity exposures in the Company’s equity portfolio, certain equity-sensitive alternative investments and private equity investments. This includes the Company’s estimate of equity risk embedded in the alternatives and private investment portfolio with such estimates utilizing market exposures provided to the Company by certain individual fund investments and /or internal statistical analyses.

(4)

The estimated impact on the fair value of the Company’s fixed income portfolio of an immediate hypothetical +100 basis point increase in all global corporate and structured credit spreads to which the Company’s fixed income portfolio is exposed. This excludes exposure to credit spreads in the Company’s alternative investments, private investments, and counterparty exposure.

(5)

The estimated impact on the fair value of the Company’s fixed income portfolio of an immediate hypothetical +10% increase in all global corporate and structured credit spreads to which the Company’s fixed income portfolio is exposed. This excludes exposure to credit spreads in the Company’s alternative investments, private investments, and counterparty exposure.

(6)

The VaR results are based on a 95% confidence interval, with a one year holding period, excluding foreign exchange rate risk. The Company’s investment portfolio VaR as at June 30, 2010 is not necessarily indicative of future VaR levels.

(7)

The VaR results are the standalone VaRs, based on the prescribed methodology, for each component of the Company’s Total Investment Portfolio. The standalone VaRs of the individual components are non-additive, with the difference between the summation of the individual component VaRs and their respective aggregations being due to diversification benefits across the individual components. In the case of the VaR results for the Company’s Total Investment Portfolio, the results also include the impact associated with the Company’s Business and Other Investments.

(6)

The VaR results are based on a 95% confidence interval, with a one year holding period, excluding foreign exchange rate risk. The Company’s investment portfolio VaR as at June 30, 2010 is not necessarily indicative of future VaR levels.

(7)

The VaR results are the standalone VaRs, based on the prescribed methodology, for each component of the Company’s Total Investment Portfolio. The standalone VaRs of the individual components are non-additive, with the difference between the summation of the individual component VaRs and their respective aggregations being due to diversification benefits across the individual components. In the case of the VaR results for the Company’s Total Investment Portfolio, the results also include the impact associated with the Company’s Business and Other Investments

Stress Testing

          VaR does not provide the means to estimate the magnitude of the loss in the 5% of occurrences when the Company expects the VaR level to be exceeded. To complement the VaR analysis based on normal market environments, the Company considers the impact on the investment portfolio in several different stress scenarios to analyze the effect of unusual market conditions. The Company establishes certain stress scenarios which are applied to the actual investment portfolio. As these stress scenarios and estimated gains and losses are based on scenarios established by the Company, they will not necessarily reflect future stress events or gains and losses from such events. The results of the stress scenarios are reviewed on a regular basis to ensure they are appropriate, based on current shareholders equity, market conditions and the Company’s total risk tolerance. It is important to note that when assessing the risk of the Company’s investment portfolio, the Company does not take into account either the value or risk associated with the liabilities arising from the Company’s operations.

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

PART II–OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

          In November 2006, a subsidiary of the Company received a grand jury subpoena from the Antitrust Division of the U.S. Department of Justice (“DOJ”) and a subpoena from the Securities and Exchange Commission (the “SEC”), both of which sought documents in connection with an investigation into the municipal GICs market and related products. In June 2008, subsidiaries of the Company also received a subpoena from the Connecticut Attorney General and an Antitrust Civil Investigative Demand from the Office of the Florida Attorney General in connection with a coordinated multi-state Attorneys General investigation into the matters referenced in the DOJ and SEC subpoenas. The Company is fully cooperating with these investigations.

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

          In August 2005, plaintiffs in a proposed class action (the “Class Action”) that was consolidated into a multidistrict litigation in the United States District Court for the District of New Jersey, captioned In re Brokerage Antitrust Litigation, MDL No. 1663, Civil Action No. 04-5184 (the “MDL”), filed a consolidated amended complaint (the “Amended Complaint”), which named as new defendants approximately 30 entities, including Greenwich Insurance Company, Indian Harbor Insurance Company and XL Group plc. In the MDL, the Class Action plaintiffs asserted various claims purportedly on behalf of a class of commercial insureds against approximately 113 insurance companies and insurance brokers through which the named plaintiffs allegedly purchased insurance. The Amended Complaint alleged that the defendant insurance companies and insurance brokers conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements and asserted statutory claims under the Sherman Act, various state antitrust laws and the Racketeer Influenced and Corrupt Organizations Act (“RICO”), as well as common law claims alleging breach of fiduciary duty, aiding and abetting a breach of fiduciary duty and unjust enrichment. By Opinion and Order dated August 31, 2007, the Court dismissed the Sherman Act claims with prejudice and, by Opinion and Order dated September 28, 2007, the Court dismissed the RICO claims with prejudice. The plaintiffs then appealed both Orders to the U.S. Court of Appeals for the Third Circuit. Oral argument before the appellate court was held on April 21, 2009. In accordance with the Third Circuit’s April 23, 2009 directive, the parties submitted on May 13, 2009 their respective supplemental letter briefs addressing a question raised by the Court. The appeal remains pending.

          Various XL entities have been named as defendants in three of the many tag-along actions that have been consolidated into the MDL for pretrial purposes. The complaints in these tag-along actions make allegations similar to those made in the Amended Complaint but do not purport to be class actions. On April 4, 2006, a tag-along complaint was filed in the U.S. District Court for the Northern District of Georgia on behalf of New Cingular Wireless Headquarters LLC and several other corporations against approximately 100 defendants, including Greenwich Insurance Company, XL Specialty Insurance Company, XL Insurance America, Inc., XL Insurance Company Limited, Lloyd’s syndicates 861, 588 and 1209 and the Company (now XL Group plc). On or about May 21, 2007, a tag-along complaint was filed in the U.S. District Court for the District of New Jersey on behalf of Henley Management Company, Big Bear Properties, Inc., Northbrook Properties, Inc., RCK Properties, Inc., Kitchens, Inc., Aberfeldy LP and Payroll and Insurance Group, Inc. against multiple defendants, including “XL Winterthur International.” On October 12, 2007, a complaint in a third tag-along action was filed in the U.S. District Court for the Northern District of Georgia by Sears, Roebuck & Co., Sears Holdings Corporation, Kmart Corporation and Lands’ End Inc. against many named defendants including X.L. America, Inc., XL Insurance America, Inc., XL Specialty Insurance Company and XL Insurance (Bermuda) Ltd. The three tag-along actions are currently stayed.

          The Company and one of its subsidiaries (collectively “XL”), Syncora, four Syncora officers, and various underwriters of Syncora securities were named in a Consolidated Amended Complaint (“CAC”) filed in August 2008 on behalf of shareholders of Syncora in the Southern District of New York. By Order dated March 31, 2010, Judge Deborah Batts granted motions to dismiss all claims asserted in the CAC as against all defendants principally on the basis of absence of loss causation and, granted the Plaintiffs leave to amend the CAC. The Plaintiffs filed a further amended complaint in June 2010. This complaint alleges violations of the Securities Act of 1933 arising out of the secondary public offering of Syncora common shares held by XL on June 6, 2007 as well as under the Securities Exchange Act of 1934 arising out of trading in Syncora securities during the asserted class period of July 24, 2007 to December 20, 2007. The principal allegations are that Syncora failed to appropriately and timely disclose its processes with respect to underwriting certain derivative contracts and insurance of tranches of structured securities. A subsidiary of the Company is named as a party that sold stock in the secondary public offering and the Company is named as a party that “controlled” Syncora during the relevant time period. The Company will vigorously defend this matter.

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

          (c) Purchases of Equity Securities by the Issuer and Affiliate Purchasers

          The following table provides information about purchases by the Company during the three months ended June 30, 2010 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

April 1-30, 2010	—	—	—	375.5 million
May 1-31, 2010	—	—	—	375.5 million
June 1-30, 2010	—	—	—	375.5 million

Total	—	—	—	375.5 million

(1)

All shares were purchased in connection with the vesting of restricted shares granted under the Company’s restricted stock plan. All of these purchases were made in connection with satisfying tax withholding obligations of those employees. These shares were not purchased as part of the Company’s share repurchase program noted below.

(2)

On September 24, 2007, the Board of Directors of the Company approved a share repurchase program, authorizing the Company to repurchase up to $500.0 million of its Class A ordinary shares. During the quarter ended June 30, 2010, no share repurchases were made under the share repurchase program. As at June 30, 2010, the Company could repurchase $375.5 million of its equity securities under the share repurchase program.

ITEM 6.	EXHIBITS

10.1**	1991 Performance Incentive Program (as amended and restated).

10.2**	Directors Stock and Option Plan (as amended and restated).

10.3**	Supplemental Deferred Compensation Plan (as amended and restated).

10.4**	2009 Cash Long Term Incentive Program (as amended and restated).

10.5**	Form of Option Award Agreement (for use with awards granted on or after July 1, 2010).

10.6**	Form of Restricted Stock Unit Award Agreement (for use with awards granted on or after July 1, 2010).

10.7**	Form of Restricted Stock Unit Award Agreement for Employees Subject to IRC Section 457A (for use with awards granted on or after July 1, 2010).

10.8**	Form of Performance Unit Award Agreement (for use with awards granted on or after July 1, 2010).

10.9**	Form of Performance Unit Award Agreement for Employees Subject to IRC Section 457A (for use with awards granted on or after July 1, 2010).

31**	Rule 13a-14(a)/15d-14(a) Certifications.

32**	Section 1350 Certification.

**	Filed herewith

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2010
XL Group plc
(Registrant)

/s/ MICHAEL S. MCGAVICK

Name: Michael S. McGavick
Title: Chief Executive Officer and Director
XL Group plc

Date: August 6, 2010
/s/ IRENE M. ESTEVES

Name: Irene M. Esteves
Title: Executive Vice President and Chief Financial Officer
XL Group plc