Form 10-Q
period 2010-09-30
XL GROUP PLC
filed 2010-11-05
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐ No ☒

          As of November 3, 2010, there were 323,225,555 outstanding Class A Ordinary Shares, $0.01 par value per share, of the registrant.

XL GROUP PUBLIC LIMITED COMPANY

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

XL GROUP PLC

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)	(Unaudited) September 30, 2010	December 31, 2009

A S S E T S
Investments:
Fixed maturities, at fair value (amortized cost: 2010, $25,860,420; 2009, $28,798,504)	$26,008,178	$27,512,032
Equity securities, at fair value (cost: 2010, $18,620; 2009, $12,344)	21,547	17,779
Short-term investments, at fair value (amortized cost: 2010, $1,792,557; 2009, $1,767,197)	1,802,080	1,777,360

Total investments available for sale	27,831,805	29,307,171
Fixed maturities, held to maturity at amortized cost (fair value: 2010, $2,937,835; 2009, $530,319)	$2,761,380	$546,067
Investments in affiliates	1,055,863	1,185,604
Other investments	878,458	783,189

Total investments	32,527,506	31,822,031
Cash and cash equivalents	3,957,629	3,643,697
Accrued investment income	357,555	350,055
Deferred acquisition costs	675,688	654,065
Ceded unearned premiums	798,762	711,875
Premiums receivable	2,560,294	2,597,602
Reinsurance balances receivable	194,668	374,844
Unpaid losses and loss expenses recoverable	3,611,975	3,584,028
Net receivable from investments sold	—	84,617
Goodwill and other intangible assets	840,972	845,129
Deferred tax asset	116,124	240,425
Other assets	654,868	717,864

Total assets	$46,296,041	$45,626,232

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Liabilities:
Unpaid losses and loss expenses	$20,664,885	$20,823,524
Deposit liabilities	1,771,489	2,208,699
Future policy benefit reserves	5,183,705	5,490,119
Unearned premiums	3,824,260	3,651,310
Notes payable and debt	2,465,901	2,451,417
Reinsurance balances payable	312,432	378,887
Net payable for investments purchased	133,286	36,979
Deferred tax liability	93,170	46,557
Other liabilities	905,403	923,650

Total liabilities	$35,354,531	$36,011,142

Commitments and Contingencies
Redeemable Series C preference ordinary shares, 20,000,000 authorized, par value $0.01; Issued and outstanding: (2010, 2,876,000; 2009, 7,306,920)	$71,900	$182,673
Shareholders’ Equity:
Series E preference ordinary shares, 1,000,000 authorized, par value $0.01; Issued and outstanding: (2010, 1,000,000; 2009, 1,000,000)	10	10
Class A ordinary shares, 999,990,000 authorized, par value $0.01; Issued and outstanding: (2010, 328,153,403; 2009, 342,118,986)	3,282	3,421
Additional paid in capital	10,232,134	10,474,688
Accumulated other comprehensive income (loss)	274,187	(1,142,467)
Retained earnings	357,774	94,460

Shareholders’ equity attributable to XL Group plc	$10,867,387	$9,430,112
Non-controlling interest in equity of consolidated subsidiaries	2,223	2,305

Total shareholders’ equity	$10,869,610	$9,432,417

Total liabilities, redeemable preference ordinary shares and shareholders’ equity	$46,296,041	$45,626,232

See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC

CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine months Ended September 30,

(U.S. dollars in thousands, except earnings per share data)	2010	2009	2010	2009

Revenues:
Net premiums earned	$1,365,327	$1,445,719	$4,036,573	$4,326,940
Net investment income	296,730	327,145	907,648	1,003,459
Realized investment gains (losses):
Net realized gains (losses) on investments sold	(30,793)	(3,829)	(30,751)	33,794
Other-than-temporary impairments on investments	(27,377)	(459,344)	(114,627)	(860,004)
Other-than-temporary impairments on investments transferred to other comprehensive income	(10,585)	137,653	(20,939)	168,323

Total net realized (losses) on investments	(68,755)	(325,520)	(166,317)	(657,887)
Net realized and unrealized gains (losses) on derivative instruments	12,473	(9,133)	(27,903)	(9,571)
Net income from investment fund affiliates	3,105	42,288	30,367	52,481
Fee income and other	11,262	8,519	29,215	30,501

Total revenues	$1,620,142	$1,489,018	$4,809,583	$4,745,923

Expenses:
Net losses and loss expenses incurred	$811,980	$818,238	$2,451,345	$2,388,149
Claims and policy benefits	144,358	185,067	391,476	517,614
Acquisition costs	198,173	212,846	579,870	654,337
Operating expenses	236,193	234,096	710,168	766,730
Exchange (gains) losses	44,540	(16,843)	(8,819)	103,754
Interest expense	58,609	53,469	156,828	169,008
Loss on termination of guarantee	—	—	23,500	—
Amortization of intangible assets	465	465	1,394	1,394

Total expenses	$1,494,318	$1,487,338	$4,305,762	$4,600,986

Income before income tax and income from operating affiliates	$125,824	$1,680	$503,821	$144,937
Provision for income tax	(29,810)	(3,616)	(102,622)	(65,614)
Income from operating affiliates	14,035	23,027	46,654	30,366

Net income	$110,049	$21,091	$447,853	$109,689
Non-controlling interest in net (income) loss of subsidiary	(6)	7	75	47

Net income attributable to XL Group plc	$110,043	$21,098	$447,928	$109,736
Preference share dividends	(32,500)	(32,500)	(67,194)	(74,626)
Gain on redemption of Series C Preference Ordinary Shares	—	—	16,616	211,816

Net income attributable to ordinary shareholders	$77,543	$(11,402)	$397,350	$246,926

Weighted average ordinary shares and ordinary share equivalents outstanding – basic (in thousands)	338,724	342,118	340,927	339,095

Weighted average ordinary shares and ordinary share equivalents outstanding – diluted (in thousands)	339,819	342,620	341,764	339,349

Earnings per ordinary share and ordinary share equivalent - basic	$0.23	$(0.03)	$1.17	$0.73

Earnings per ordinary share and ordinary share equivalent - diluted	$0.23	$(0.03)	$1.16	$0.73

See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine months Ended September 30,

(U.S. dollars in thousands)	2010	2009	2010	2009

Net income attributable to XL Group plc	$110,043	$21,098	$447,928	$109,736
Impact of adoption of new authoritative other-than-temporary (“OTTI”) guidance, net of tax	—	—	—	(229,670)
Impact of adoption of new authoritative embedded derivative guidance, net of tax	31,917	—	31,917	—
Change in net unrealized gains on investments, net of tax	430,626	1,777,621	1,310,958	2,104,101
Change in other-than-temporary impairment losses recognized in other comprehensive income, net of tax	49,465	(128,004)	81,102	(153,599)
Change in underfunded pension liability	(4,045)	180	(478)	(136)
Change in value of cash flow hedge	110	111	330	329
Foreign currency translation adjustments, net	104,847	85,908	(3,461)	175,547
Change in net unrealized gain (loss) on future policy benefit reserves	—	1,825	(3,714)	3,832

Comprehensive income	$722,963	$1,758,739	$1,864,582	$2,010,140

See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	(Unaudited) Nine months Ended September 30,

(U.S. dollars in thousands)	2010	2009

Non-controlling Interest in Equity of Consolidated Subsidiaries:
Balance – beginning of year	$2,305	$1,598
Non-controlling interest share in net income (loss) of subsidiary	(75)	$(47)
Non-controlling interest share in change in accumulated other comprehensive (income) loss	(7)	811

Balance – end of period	$2,223	$2,362

Series E Preference Ordinary Shares:
Balance – beginning of year	$10	$10

Balance – end of period	$10	$10

Class A Ordinary Shares:
Balance – beginning of year	$3,421	$3,308
Issuance of Class A ordinary shares	—	115
Exercise of stock options	—	1
Repurchase of shares	(139)	(3)

Balance – end of period	$3,282	$3,421

Additional Paid in Capital:
Balance – beginning of year	$10,474,688	$9,792,371
Issuance of Class A ordinary shares	1,102	742,172
Repurchase of Class A ordinary shares	(270,572)	(575)
Dividends on Class A ordinary shares	—	(68,389)
Dividends on preference ordinary shares	—	(42,126)
Exercise of stock options, net of tax	790	—
Share based compensation expense	26,126	39,814

Balance – end of period	$10,232,134	$10,463,267

Accumulated Other Comprehensive Income (Loss):
Balance – beginning of year	$(1,142,467)	$(3,364,927)
Impact of adoption of new authoritative OTTI guidance, net of tax	—	(229,670)
Impact of adoption of new authoritative embedded derivative guidance, net of tax	31,917	—
Change in net unrealized gains/losses on investment portfolio, net of tax	1,285,845	2,090,258
Change in net unrealized gains/losses on affiliate and other investments, net of tax	25,113	13,843
Change in OTTI losses recognized in other comprehensive income, net of tax	81,102	(153,599)
Change in underfunded pension liability	(478)	(136)
Change in value of cash flow hedge	330	329
Foreign currency translation adjustments	(3,461)	175,547
Change in net unrealized gain (loss) on future policy benefit reserves	(3,714)	3,832

Balance – end of period	$274,187	$(1,464,523)

Retained Earnings (Deficit):
Balance – beginning of year	$94,460	$(315,529)
Impact of adoption of new authoritative OTTI guidance, net of tax	—	229,670
Impact of adoption of new authoritative embedded derivative guidance, net of tax	(31,917)	—
Net income attributable to XL Group plc	447,928	109,736
Dividends on Series E preference ordinary shares	(67,194)	(32,500)
Dividends on Class A ordinary shares	(102,119)	(34,213)
Gain on redemption of Series C preference ordinary shares	16,616	211,816

Balance – end of period	$357,774	$168,980

Total Shareholders’ Equity	$10,869,610	$9,173,517

See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Nine months Ended September 30,

(U.S. dollars in thousands)	2010	2009

Cash flows (used in) provided by operating activities:
Net income	$447,853	$109,689
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Non-controlling interest in net (income) loss of subsidiary	75	47
Net realized losses on sales of investments	166,317	657,887
Net realized and unrealized losses on derivative instruments	27,903	9,571
Amortization of premiums (discounts) on fixed maturities	39,354	(16,512)
(Income) loss from investment and operating affiliates	(77,021)	(82,847)
Amortization of deferred compensation	23,172	25,376
Accretion of convertible debt	751	749
Accretion of deposit liabilities	81,093	32,401
Unpaid losses and loss expenses	(70,305)	(771,209)
Future policy benefit reserves	(137,333)	(100,948)
Unearned premiums	203,165	(142,345)
Premiums receivable	(9,184)	247,838
Unpaid losses and loss expenses recoverable	(27,010)	231,680
Ceded unearned premiums	(88,599)	(27,634)
Reinsurance balances receivable	177,493	109,921
Deferred acquisition costs	(29,262)	(39,601)
Reinsurance balances payable	(62,689)	(47,926)
Deferred tax asset	52,636	(40,378)
Other assets	(95,489)	25,013
Other liabilities	(28,906)	(190,654)
Other	235,262	34,965

Total adjustments	$381,423	$(84,606)

Net cash provided by (used in) operating activities	$829,276	$25,083

Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$3,807,049	$6,960,410
Proceeds from redemption of fixed maturities and short-term investments	2,114,283	4,013,162
Proceeds from sale of equity securities	66,893	356,344
Purchases of fixed maturities and short-term investments	(5,527,491)	(11,752,333)
Purchases of equity securities	(71,629)	(18,967)
Net dispositions of investment affiliates	230,303	724,800
Other investments, net	4,249	(139,890)

Net cash provided by (used in) investing activities	$623,657	$143,526

Cash flows (used in) financing activities:
Proceeds from issuance of Class A ordinary shares	$790	$745,000
Repurchase of Class A ordinary shares	(270,815)	(576)
Redemption of Series C preference ordinary shares	(94,157)	(104,718)
Dividends paid on Class A ordinary shares	(101,766)	(102,565)
Dividends paid on preference ordinary shares	(40,267)	(55,751)
Deposit liabilities	(623,512)	(198,353)
Repayment of debt	—	(745,000)
Collateral received on securities lending	—	108,906
Collateral returned on securities lending	—	(351,568)

Net cash (used in) financing activities	$(1,129,727)	$(704,625)
Effects of exchange rate changes on foreign currency cash	(9,274)	88,467

Increase (decrease) in cash and cash equivalents	313,932	(447,549)
Cash and cash equivalents – beginning of period	3,643,697	4,353,826

Cash and cash equivalents – end of period	$3,957,629	$3,906,277

See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Preparation and Consolidation

          Prior to July 1, 2010, unless the context otherwise indicates, references herein to the “Company” are to, and these financial statements include the accounts of, XL Group Ltd. (formerly, XL Capital Ltd), a Cayman Islands exempted company (“XL-Cayman”), and its consolidated subsidiaries.  On and subsequent to July 1, 2010, unless the context otherwise indicates, references herein to the “Company” are to, and these financial statements include the accounts of, XL Group plc, an Irish public limited company (“XL-Ireland”), and its consolidated subsidiaries.

          These unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the year-end balance sheet data were derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, these unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of financial position and results of operations at the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All significant inter-company accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.

          To facilitate period-to-period comparisons, certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current period presentation. There was no effect on net income from this change in presentation.

          On July 1, 2010, XL Capital Ltd changed its name to XL Group Ltd.

          In addition, on July 1, 2010, XL-Ireland and XL-Cayman completed a redomestication transaction in which all of the ordinary shares of XL-Cayman were exchanged for all of the ordinary shares of XL-Ireland (the “Redomestication”). As a result, XL-Cayman became a wholly owned subsidiary of XL-Ireland. On July 23, 2010, the Irish High Court approved XL-Ireland’s creation of distributable reserves, subject to the completion of certain formalities under Irish Company law. These formalities were completed in early August 2010. For further detailed information on this transaction and its impacts on shareholder rights, shareholders’ equity, debt and notes outstanding and employee stock plan awards, see the Company’s Report on Form 8-K filed with the U.S. Securities and Exchange Commission on July 2, 2010.

2. Significant Accounting Policies

           (a) Recent Accounting Pronouncements

          In June 2009, the FASB issued final authoritative guidance over accounting for transfers of financial assets that removed the concept of a qualifying special-purpose entity from existing accounting guidance over transfers of financial assets and also removes the exception from applying guidance surrounding consolidation of variable interest entities to qualifying special-purpose entities. This new guidance was applied by the Company from January 1, 2010; however, it did not have an impact on the Company’s financial condition or results of operations.

          In June 2009, the FASB issued final authoritative accounting guidance in an effort to improve financial reporting by enterprises involved with variable interest entities. This guidance retains the scope of the previous standard covering variable interest entities except, as noted above, with the addition of entities previously considered qualifying special-purpose entities. The new guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity under revised guidance that are more qualitative than under previous guidance and amends previous guidance to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Before this update, previous guidance required reconsideration of whether an enterprise is the primary beneficiary of a variable interest entity only when specific events occurred. The new guidance also amends previous guidance to require enhanced disclosures that provide users of financial statements with more transparent information about an enterprise’s involvement with a variable interest entity. The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity. The content of the enhanced disclosures required by this new guidance is generally consistent with that required by the previous standards. The Company applied this new guidance from January 1, 2010; however, it did not have an impact on the Company’s financial condition and results of operations. See Note 10, “Variable Interest Entities”, for the disclosures required by this guidance.

XL GROUP PLC

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

          In March 2010, the FASB issued authoritative guidance relating to derivative accounting. Under this guidance, all entities that enter into contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not solely in the form of subordination of one financial instrument to another are required to separately account for the embedded credit derivative feature. This guidance has been applied effective July 1, 2010. The Company has investments in senior tranches of Synthetic collateralized debt obligations (“CDOs”) as well as certain CDO Squared structures which in turn hold Synthetic CDOs. The derivative instruments held within these structures require the application of this new guidance.  Upon initial adoption of this guidance the Company elected the fair value option for impacted securities, which resulted in a decrease being recorded to opening retained earnings of $31.9 million. For further information on these securities see Note 5, “Investments”, herein.

          In July 2010, the FASB amended the general accounting principles for receivables as they relate to the disclosures about the credit quality of financing receivables and the allowance for credit losses. This amendment requires additional disclosures that provide a greater level of disaggregated information about the credit quality of financing receivables and the allowance for credit losses. It also requires the disclosure of credit quality indicators, past due information, and modifications of financing receivables. The new disclosures are required for interim and annual periods ending after December 15, 2010, although the disclosures of reporting period activity (i.e., allowance roll-forward and modification disclosures) are required for interim and annual periods beginning after December 15, 2010.This standard affects disclosures only and accordingly will not have an impact on the Company’s financial condition or results of operations.

          In October 2010, the FASB issued authoritative guidance to address disparities in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The amendments in the updated guidance specify that incremental direct costs of contract acquisition and certain costs related directly to the acquisition activities (i.e., underwriting, policy issuance and processing sales force contract selling, etc.) incurred in the acquisition of new or renewal contracts should be capitalized in accordance with the amendments in the updated guidance. Costs directly related to those activities include only the portion of an employee’s total compensation (excluding any compensation that is capitalized as incremental direct costs of contract acquisition) and payroll-related fringe benefits related directly to time spent performing those activities for actual acquired contracts, and other costs related directly to those activities that would not have been incurred if the contract had not been acquired. Administrative costs, rent, depreciation, occupancy, equipment and all other general overhead costs are considered indirect costs and should be charged to expense as incurred. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The amendments in this guidance should be applied prospectively upon adoption. Retrospective application is also permitted. Early adoption is permitted as of the beginning of the fiscal year. The Company is in the process of evaluating the impact of this guidance; however, it is not expected to have a significant impact on the Company’s financial condition or results of operations.

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

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

          The following tables set forth the Company’s assets and liabilities that were accounted for at fair value at September 30, 2010 and December 31, 2009 by level within the fair value hierarchy (for further information, see Item 8, Note 2 to the Consolidated Financial Statements, “Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009):

September 30, 2010 (U.S. dollars in thousands) (Unaudited)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at September 30, 2010

Assets
U.S. Government and Government-Related/Supported	$—	$2,316,868	$—	$—	$2,316,868
Corporate (1)	—	10,217,558	10,795	—	10,228,353
Residential mortgage-backed securities – Agency	—	5,563,328	7,999	—	5,571,327
Residential mortgage-backed securities – Non-Agency	—	1,154,564	5,058	—	1,159,622
Commercial mortgage-backed securities	—	1,230,742	430	—	1,231,172
Collateralized debt obligations	—	41,941	691,254	—	733,195
Other asset-backed securities	—	943,193	31,362	—	974,555
U.S. States and political subdivisions of the States	—	1,281,110	—	—	1,281,110
Non-U.S. Sovereign Government, Supranational and Government-Related	—	2,508,487	3,489	—	2,511,976

Total fixed maturities, at fair value	$—	$25,257,791	$750,387	$—	$26,008,178
Equity securities, at fair value	10,115	11,432	—	—	21,547
Short-term investments, at fair value (2)	—	1,800,911	1,169	—	1,802,080

Total investments available for sale	$10,115	$27,070,134	$751,556	$—	$27,831,805
Cash equivalents (3)	2,016,240	629,853	—	—	2,646,093
Other investments (4)	—	444,276	82,560	—	526,836
Other assets (5)(6)	—	142,987	285,850	(392,308)	36,529

Total assets accounted for at fair value	$2,026,355	$28,287,250	$1,119,966	$(392,308)	$31,041,263

Liabilities
Financial instruments sold, but not yet purchased (7)	$—	$29,674	$—	$—	$29,674
Other liabilities (5)(6)	—	84,487	91,888	(57,069)	119,306

Total liabilities accounted for at fair value	$—	$114,161	$91,888	$(57,069)	$148,980

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

December 31, 2009 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at December 31, 2009

Assets
U.S. Government and Government-Related/Supported	$—	$2,664,625	$—	$—	$2,664,625
Corporate (1)	—	9,788,689	10,311	—	9,799,000
Residential mortgage-backed securities – Agency	—	6,220,607	7,894	—	6,228,501
Residential mortgage-backed securities – Non-Agency	—	1,379,125	42,190	—	1,421,315
Commercial mortgage-backed securities	—	1,214,044	2,755	—	1,216,799
Collateralized debt obligations	—	507,898	190,663	—	698,561
Other asset-backed securities	—	1,129,806	38,179	—	1,167,985
U.S. States and political subdivisions of the States	—	913,473	—	—	913,473
Non-U.S. Sovereign Government, Supranational and Government-Related	—	3,398,556	3,217	—	3,401,773

Total fixed maturities, at fair value	$—	$27,216,823	$295,209	$—	$27,512,032
Equity securities, at fair value	5,621	12,158	—	—	17,779
Short-term investments, at fair value (2)	—	1,770,874	6,486	—	1,777,360

Total investments available for sale	$5,621	$28,999,855	$301,695	$—	$29,307,171
Cash equivalents (3)	1,496,938	1,136,268	—	—	2,633,206
Other investments (4)	—	342,005	75,584	—	417,589
Other assets (5)(6)	—	117,401	185,455	(218,409)	84,447

Total assets accounted for at fair value	$1,502,559	$30,595,529	$562,734	$(218,409)	$32,442,413

Liabilities
Financial instruments sold, but not yet purchased (7)	$—	$36,979	$—	$—	$36,979
Other liabilities (5)(6)	—	24,337	84,940	(49,319)	59,958

Total liabilities accounted for at fair value	$—	$61,316	$84,940	$(49,319)	$96,937

Notes:

(1)

Included within Corporate are certain floating rate medium term notes supported primarily by pools of European credit with varying degrees of leverage. The notes had a fair value of $457.4 million and $587.7 million and an amortized cost of $510.8 million and $707.9 million at September 30, 2010 and December 31, 2009, respectively. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

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

(4)

The Other investments balance excludes certain structured transactions including certain investments in project finance transactions, a payment obligation and liquidity financing provided to a structured credit vehicle as a part of a third party medium term note facility. These investments are carried at amortized cost that totaled $351.6 million at September 30, 2010 and $365.6 million at December 31, 2009.

(5)	Other assets and other liabilities include derivative instruments.

(6)

The derivative balances included in each category above are reported on a gross basis by level with a netting adjustment presented separately in the “Collateral and Counterparty Netting” column. The Company often enters into different types of derivative contracts with a single counterparty and these contracts are covered under a netting agreement. In addition, the Company held net cash collateral related to derivative assets of approximately $335.2 million and $169.1 million at September 30, 2010 and December 31, 2009, respectively. This balance is included within cash and cash equivalents and the corresponding liability to return the collateral has been offset against the derivative asset within the balance sheet as appropriate under the netting agreement. The fair value of the individual derivative contracts are reported gross in their respective levels based on the fair value hierarchy.

(7)	Financial instruments sold, but not yet purchased represent “short sales” and are included within “Net payable for investments purchased” on the balance sheet.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

          Level 3 Gains and Losses

          The tables below present additional information about assets and liabilities measured at fair value on a recurring basis and for which Level 3 inputs were utilized to determine fair value. The table reflects gains and losses for the three and nine month periods ended September 30, 2010 and September 30, 2009 for all financial assets and liabilities categorized as Level 3 at September 30, 2010 and September 30, 2009, respectively. The tables do not include gains or losses that were reported in Level 3 in prior periods for assets that were transferred out of Level 3 prior to September 30, 2010 and September 30, 2009. Gains and losses for assets and liabilities classified within Level 3 in the table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, it should be noted that the following tables do not take into consideration the effect of offsetting Level 1 and 2 financial instruments entered into by the Company that were either economically hedged by certain exposures to the Level 3 positions or that hedge the exposures in Level 3 positions.

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

          There were no transfers between Level 1 and Level 2 during the three and nine month periods ending September 30, 2010 and 2009.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

          Level 3 Gains and Losses (continued)

	Level 3 Assets and Liabilities Three Months Ended September 30, 2010
(U.S. dollars in thousands) (Unaudited)	Corporate	Residential Mortgage-backed Securities – Agency	Residential Mortgage-backed Securities – Non Agency	Commercial Mortgage-backed Securities	Collateralized Debt Obligations

Balance, beginning of period	$39,676	$1,226	$10,008	$427	$686,767
Realized gains (losses)	—	(6)	(385)	—	(5,083)
Movement in unrealized gains (losses)	259	39	(41)	3	46,810
Purchases, (sales), issuances and (settlements), net	1,622	6,740	(6)	—	(8,589)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(30,762)	—	(4,518)	—	(28,651)
Fixed maturities to short-term investments classification change	—	—	—	—	—

Balance, end of period	$10,795	$7,999	$5,058	$430	$691,254

Movement in total gains (losses) above relating to instruments still held at the reporting date	$259	$40	$(37)	$3	$46,679

	Level 3 Assets and Liabilities Three Months Ended September 30, 2010 (Continued)
(U.S. dollars in thousands) (Unaudited)	Other Asset Backed Securities	Non-U.S. Sovereign Government and Supranationals and Government Related	Short-term Investments	Other Investments	Derivative Contracts - Net

Balance, beginning of period	$22,521	$3,182	$5,081	$92,857	$162,911
Realized gains (losses)	(7,515)	—	(440)	1,294	—
Movement in unrealized gains (losses)	5,643	307	268	234	32,567
Purchases, (sales), issuances and (settlements), net	10,714	—	(3,740)	(11,825)	(1,516)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(1)	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—

Balance, end of period	$31,362	$3,489	$1,169	$82,560	$193,962

Movement in total gains (losses) above relating to instruments still held at the reporting date	$(2,006)	$307	$85	$234	$32,567

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

          Level 3 Gains and Losses (continued)

	Level 3 Assets and Liabilities Nine months Ended September 30, 2010
(U.S. dollars in thousands) (Unaudited)	Corporate	Residential Mortgage-backed Securities – Agency	Residential Mortgage-backed Securities – Non Agency	Commercial Mortgage-backed Securities	Collateralized Debt Obligations

Balance, beginning of period	$10,311	$7,894	$42,190	$2,755	$190,663
Realized gains (losses)	(4,315)	—	(46)	(209)	(14,191)
Movement in unrealized gains (losses)	347	39	104	29	74,233
Purchases, (sales), issuances and (settlements), net	1,265	7,949	(2,294)	(707)	(11,248)
Transfers into Level 3	7,128	—	4,044	—	475,128
Transfers out of Level 3	(3,941)	(7,883)	(38,940)	(1,438)	(23,331)
Fixed maturities to short-term investments classification change	—	—	—	—	—

Balance, end of period	$10,795	$7,999	$5,058	$430	$691,254

Movement in total gains (losses) above relating to instruments still held at the reporting date	$530	$39	$(56)	$(136)	$72,281

	Level 3 Assets and Liabilities Nine months Ended September 30, 2010 (Continued)
(U.S. dollars in thousands) (Unaudited)	Other Asset Backed Securities	Non-U.S. Sovereign Government and Supranationals and Government Related	Short-term Investments	Other Investments	Derivative Contracts - Net

Balance, beginning of period	$38,179	$3,217	$6,486	$75,584	$100,515
Realized gains (losses)	(19,018)	—	(3,307)	3,860	—
Movement in unrealized gains (losses)	14,757	32	2,468	5,785	84,202
Purchases, (sales), issuances and (settlements), net	11,474	—	(5,885)	(2,669)	9,245
Transfers into Level 3	204	240	1,407	—	—
Transfers out of Level 3	(14,234)	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—

Balance, end of period	$31,362	$3,489	$1,169	$82,560	$193,962

Movement in total gains (losses) above relating to instruments still held at the reporting date	$7,642	$32	$4	$5,785	$84,202

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

          Level 3 Gains and Losses (continued)

	Level 3 Assets and Liabilities Three Months Ended September 30, 2009
(U.S. dollars in thousands) (Unaudited)	Corporate	Residential Mortgage-backed Securities – Agency	Commercial Mortgage-Backed Securities	Collateralized Debt Obligations	Other Asset Backed Securities

Balance, beginning of period	$21,462	$26,964	$33,289	$503,168	$35,315
Realized gains (losses)	10	(1,486)	—	(2,677)	(5,188)
Movement in unrealized gains (losses)	2,060	8,485	74	40,172	5,930
Purchases, (sales), issuances and (settlements), net	4,734	(814)	—	(2,369)	—
Transfers into Level 3	—	2,464	—	10,017	—
Transfers out of Level 3	(8,371)	(1,214)	(30,690)	(358,683)	(211)
Fixed maturities to short-term investments classification change	—	—	—	(3,933)	—

Balance, end of period	$19,895	$34,399	$2,673	$185,695	$35,846

Movement in total gains (losses) above relating to instruments still held at the reporting date	$1,926	$7,244	$231	$39,803	$(128)

	Level 3 Assets and Liabilities Three Months Ended September 30, 2009 (continued)

(U.S. dollars in thousands (Unaudited)	Non-U.S. Sovereign Government	Short-term Investments	Other Investments	Derivative Contracts - Net
Balance, beginning of period	$42,585	$20,614	$65,134	$120,735
Realized gains (losses)	—	(10,193)	—	(16)
Movement in unrealized gains (losses)	438	978	1,452	15,529
Purchases, (sales), issuances and (settlements), net	—	(45)	(2,142)	2,739
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	(34,522)	(3,341)	—	—
Fixed maturities to short-term investments classification change	—	3,933	—	—

Balance, end of period	$8,501	$11,946	$64,444	$138,987

Movement in total gains (losses) above relating to instruments still held at the reporting date	$152	$480	$1,452	$15,529

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

          Level 3 Gains and Losses (continued)

	Level 3 Assets and Liabilities Nine months Ended September 30, 2009
(U.S. dollars in thousands) (Unaudited)	Corporate	Residential Mortgage-backed Securities – Agency	Commercial Mortgage-Backed Securities	Collateralized Debt Obligations	Other Asset Backed Securities

Balance, beginning of period	$62,506	$79,429	$43,811	$598,110	$78,871
Realized gains (losses)	(1,574)	(5,189)	(7,292)	(31,991)	(8,245)
Movement in unrealized gains (losses)	4,946	5,717	1,455	26,289	(35)
Purchases, (sales), issuances and (settlements), net	5,217	1,277	(3,345)	(8,885)	(2,831)
Transfers into Level 3	1,290	4,017	1,470	11,810	—
Transfers out of Level 3	(52,490)	(50,852)	(33,426)	(405,705)	(31,914)
Fixed maturities to short-term investments classification change	—	—	—	(3,933)	—

Balance, end of period	$19,895	$34,399	$2,673	$185,695	$35,846

Movement in total gains (losses) above relating to instruments still held at the reporting date	$4,872	$4,998	$(356)	$7,149	$(6,926)

	Level 3 Assets and Liabilities Nine months Ended September 30, 2009 (continued)

(U.S. dollars in thousands (Unaudited)	Non-U.S. Sovereign Government	Short-term Investments	Other Investments	Derivative Contracts - Net
Balance, beginning of period	$89,152	$20,746	$65,354	$226,818
Realized gains (losses)	—	(11,343)	—	2,807
Movement in unrealized gains (losses)	(309)	4,467	(4,446)	(103,275)
Purchases, (sales), issuances and (settlements), net	(12,985)	(5,589)	3,536	12,637
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	(67,357)	(268)	—	—
Fixed maturities to short-term investments classification change	—	3,933	—	—

Balance, end of period	$8,501	$11,946	$64,444	$138,987

Movement in total gains (losses) above relating to instruments still held at the reporting date	$(143)	$1,954	$(4,446)	$(103,275)

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

          Fixed maturities and short-term investments

          During the nine months ended September 30, 2010, certain CDOs that were previously classified as Level 2 due to sufficient market data being available to allow a price to be determined and provided by third party pricing vendors, were transferred to Level 3 because third party vendor prices were no longer believed to be the most appropriate pricing source. Broker quotes, for which sufficient information regarding the specific inputs utilized by the broker was not available to support a Level 2 classification, are the primary source of the valuations for these CDO securities.

          In addition, at each of September 30, 2010 and 2009, certain fixed maturity securities that were previously classified as Level 3, due to a lack of available third party vendor pricing, were transferred to Level 2 as prices for these securities were provided by third party pricing vendors.

          The remainder of the Level 3 assets relate to private equity investments where the nature of the underlying assets held by the investee include positions such as private business ventures that require the use of significant Level 3 inputs in the valuation.

          Other investments

          Included within the Other investments component of the Company’s Level 3 valuations are private investments and alternatives where the Company is not deemed to have significant influence over the investee. The fair value of these investments is based upon net asset values received from the investment manager or general partner of the respective entity. The nature of the underlying investments held by the investee that form the basis of the net asset value include assets such as private business ventures that require the use of significant Level 3 inputs in the determination of the individual underlying holding values and accordingly the fair value of the Company’s investment in each entity is classified within Level 3. The Company also incorporates factors such as the most recent financial information received, the values at which capital transactions with the investee take place, and management’s judgment regarding whether any adjustments should be made to the net asset value in recording the fair value of each position. Investments in private equity and alternative funds included in Other investments utilize strategies including Arbitrage, Directional, Event Driven and Multi-style. These funds potentially have lockup and gate provisions which may limit redemption liquidity. For further details regarding the nature of Other investments and related features see Item 8, Note 11, “Other Investments,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

          Derivative instruments

          Derivative instruments classified within Level 3 include: (i) certain interest rate swaps where the duration of the contract the Company holds exceeds that of the longest term on a market observable input, (ii) guaranteed minimum income benefits (“GMIB”) embedded within a certain reinsurance contract, (iii) a put option included within the Company’s remaining contingent capital facility and (iv) credit derivatives sold providing protection on senior tranches of structured finance transactions where the value is obtained directly from the investment bank counterparty for which sufficient information regarding the inputs utilized in the valuation was not obtained to support a Level 2 classification. The majority of inputs utilized in the valuations of these types of derivative contracts are considered Level 1 or Level 2; however, each valuation includes at least one Level 3 input that was significant to the valuation and, accordingly, the values are disclosed within Level 3.

          In addition, see Item 8, Note 2 to the Consolidated Financial Statements, “Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a general discussion of types of assets and liabilities that are classified within Level 3 of the fair value hierarchy as well as the Company’s valuation policies for such instruments.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

          Financial Instruments Not Carried at Fair Value

          Authoritative guidance over disclosures about fair value of financial instruments requires additional disclosure of fair value information for financial instruments not carried at fair value in both interim and annual reporting periods. Certain financial instruments, particularly insurance contracts, are excluded from these fair value disclosure requirements. The carrying values of cash and cash equivalents, accrued investment income, net receivable from investments sold, other assets, net payable for investments purchased, other liabilities and other financial instruments not included below approximated their fair values. The following table includes financial instruments for which the carrying value differs from the estimated fair values:

	September 30, 2010		December 31, 2009
(U.S. dollars in thousands) (Unaudited)	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed maturities, held to maturity	$2,761,380	$2,937,835	$546,067	$530,319
Other investments – structured transactions	$351,622	$333,905	$365,600	$341,352

Financial Assets	$3,113,002	$3,271,740	$911,667	$871,671

Deposit liabilities	$1,771,489	$1,901,208	$2,208,699	$2,245,961
Notes payable and debt	2,465,901	2,680,053	2,451,417	2,504,386

Financial Liabilities	$4,237,390	$4,581,261	$4,660,116	$4,750,347

Redeemable series C preference ordinary shares	$71,900	$57,520	$182,673	$137,918

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

          Deposit liabilities include obligations under structured insurance and reinsurance transactions. For purposes of fair value disclosures, the Company determines the estimated fair value of the deposit liabilities by assuming a discount rate equal to the appropriate U.S. Treasury rate plus 153.6 basis points and the appropriate U.S. Treasury Rate plus 108.3 basis points at September 30, 2010 and December 31, 2009, respectively. The discount rate incorporates the Company’s own credit risk into the determination of estimated fair value.

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

XL GROUP PLC

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

Three months ended September 30, 2010: (U.S. dollars in thousands, except ratios) (Unaudited)	Insurance	Reinsurance	Total P&C	Life Operations	Corporate	Total

Gross premiums written	$991,781	$533,730	$1,525,511	$103,957	$—	$1,629,468
Net premiums written	776,869	389,203	1,166,072	96,444	—	1,262,516
Net premiums earned	872,148	396,593	1,268,741	96,586	—	1,365,327
Net losses and loss expenses	(640,999)	(170,981)	(811,980)	(144,358)	—	(956,338)
Acquisition costs	(109,788)	(82,271)	(192,059)	(6,114)	—	(198,173)
Operating expenses (1)	(155,816)	(44,220)	(200,036)	(2,372)	—	(202,408)

Underwriting profit (loss)	$(34,455)	$99,121	$64,666	$(56,258)	$—	$8,408
Net investment income			201,029	78,387	—	279,416
Net results from structured products (2)	3,015	(9,829)	(6,814)	—	1,566	(5,248)
Net fee income and other (3)	(3,713)	1,017	(2,696)	54	—	(2,642)
Net realized gains (losses) on investments			(69,770)	(1,512)	2,527	(68,755)

Contribution from P&C, Life Operations and Corporate			$186,415	$20,671	$4,093	$211,179

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					$12,473	$12,473
Net income (loss) from investment fund affiliates and operating affiliates					17,140	17,140
Exchange gains (losses)					(44,540)	(44,540)
Corporate operating expenses					(19,782)	(19,782)
Interest expense (4)					(36,146)	(36,146)
Non-controlling interest in net (income) loss of subsidiary					(6)	(6)
Loss on termination of guarantee					—	—
Income taxes & other					(30,275)	(30,275)

Net income attributable to XL Group plc						$110,043

Ratios—P&C operations: (5)
Loss and loss expense ratio	73.5%	43.1%	64.0%
Underwriting expense ratio	30.5%	31.9%	30.9%

Combined ratio	104.0%	75.0%	94.9%

Notes:

(1)	Operating expenses exclude Corporate operating expenses, shown separately.

(2)

The net results from P&C and Corporate structured products include net investment income, interest expense and operating expenses of $15.3 million, $22.1 million and nil and $2.0 million, $0.3 million and $0.1 million, respectively.

(3)

Net fee income and other includes operating expenses from the Company’s loss prevention consulting services business and expenses related to the cost of an endorsement facility with National Indemnity Company.

(4)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments and Corporate.

(5)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (Continued)

Three months ended September 30, 2009: (U.S. dollars in thousands, except ratios) (Unaudited)	Insurance	Reinsurance	Total P&C	Life Operations	Corporate (6)	Total

Gross premiums written	$1,022,178	$562,031	$1,584,209	$156,870	$—	$1,741,079
Net premiums written	818,244	376,875	1,195,119	146,941	—	1,342,060
Net premiums earned	905,350	388,529	1,293,879	151,840	—	1,445,719
Net losses and loss expenses	(630,324)	(187,914)	(818,238)	(185,067)	—	(1,003,305)
Acquisition costs	(107,008)	(81,971)	(188,979)	(23,867)	—	(212,846)
Operating expenses (1)	(155,645)	(42,738)	(198,383)	(5,903)	—	(204,286)

Underwriting profit (loss)	$12,373	$75,906	$88,279	$(62,997)	$—	$25,282
Net investment income			211,781	88,788	—	300,569
Net results from structured products (2)	3,852	7,729	11,581	—	3,694	15,275
Net fee income and other (3)	(5,894)	578	(5,316)	62	—	(5,254)
Net realized gains (losses) on investments			(309,601)	(5,393)	(10,526)	(325,520)

Contribution from P&C, Life Operations and Corporate			$(3,276)	$20,460	$(6,832)	$10,352

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					$(9,133)	$(9,133)
Net income (loss) from investment fund affiliates and operating affiliates					65,315	65,315
Exchange gains (losses)					16,843	16,843
Corporate operating expenses					(14,955)	(14,955)
Interest expense (4)					(43,250)	(43,250)
Non-controlling interest in net (income) loss of subsidiary					7	7
Income taxes & other					(4,081)	$(4,081)

Net income attributable to XL Group plc						$21,098

Ratios—P&C operations: (5)
Loss and loss expense ratio	69.6%	48.4%	63.2%
Underwriting expense ratio	29.0%	32.1%	30.0%

Combined ratio	98.6%	80.5%	93.2%

Notes:

(1)	Operating expenses exclude Corporate operating expenses, shown separately.

(2)

The net results from P&C and Corporate structured products include net investment income, interest expense and operating expenses of $21.1 million, $8.7 million and $0.8 million and $5.4 million, $1.5 million and $0.3 million, respectively.

(3)

Net fee income and other includes operating expenses from the Company’s loss prevention consulting services business and expenses related to the cost of an endorsement facility with National Indemnity Company.

(4)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments and Corporate.

(5)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (Continued)

Nine months ended September 30, 2010: (U.S. dollars in thousands, except ratios) (Unaudited)	Insurance	Reinsurance	Total P&C	Life Operations	Corporate (6)	Total

Gross premiums written	$3,209,411	$1,745,493	$4,954,904	$309,696	$—	$5,264,600
Net premiums written	2,435,557	1,441,644	3,877,201	287,204	—	4,164,405
Net premiums earned	2,637,825	1,110,830	3,748,655	287,918	—	4,036,573
Net losses and loss expenses	(1,881,502)	(569,843)	(2,451,345)	(391,476)	—	(2,842,821)
Acquisition costs	(312,166)	(230,448)	(542,614)	(37,256)	—	(579,870)
Operating expenses (1)	(472,057)	(129,910)	(601,967)	(8,145)	—	(610,112)

Underwriting profit (loss)	$(27,900)	$180,629	$152,729	$(148,959)	$—	$3,770
Net investment income			610,289	234,120	—	844,409
Net results from structured products (2)	11,594	(1,577)	10,017	—	8,305	18,322
Net fee income and other (3)	(11,836)	1,911	(9,925)	208	—	(9,717)
Net realized gains (losses) on investments			(154,223)	(11,370)	(724)	(166,317)

Contribution from P&C, Life Operations and Corporate			$608,887	$73,999	$7,581	$690,467

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					$(27,903)	$(27,903)
Net income (loss) from investment fund affiliates and operating affiliates					77,021	77,021
Exchange gains (losses)					8,819	8,819
Corporate operating expenses					(61,438)	(61,438)
Interest expense (4)					(111,597)	(111,597)
Non-controlling interest in net (income) loss of subsidiary					75	75
Loss on termination of guarantee					(23,500)	(23,500)
Income taxes & other					(104,016)	(104,016)

Net income attributable to XL Group plc						$447,928

Ratios—P&C operations: (5)
Loss and loss expense ratio	71.3%	51.3%	65.4%
Underwriting expense ratio	29.8%	32.4%	30.5%

Combined ratio	101.1%	83.7%	95.9%

Notes:

(1)	Operating expenses exclude Corporate operating expenses, shown separately.

(2)

The net results from P&C and Corporate structured products include net investment income, interest expense and operating expenses of $52.2 million, $43.6 million and $1.3 million (credit) and $11.0 million, $1.7 million and $1.0 million, respectively.

(3)

Net fee income and other includes operating expenses from the Company’s loss prevention consulting services business and expenses related to the cost of an endorsement facility with National Indemnity Company.

(4)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments and Corporate.

(5)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (Continued)

Nine months ended September 30, 2009: (U.S. dollars in thousands, except ratios) (Unaudited)	Insurance	Reinsurance	Total P&C	Life Operations	Corporate (6)	Total

Gross premiums written	$3,237,643	$1,725,984	$4,963,627	$442,693	$—	$5,406,320
Net premiums written	2,417,018	1,361,690	3,778,708	409,200	—	4,187,908
Net premiums earned	2,696,951	1,200,364	3,897,315	429,625	—	4,326,940
Net losses and loss expenses	(1,844,322)	(543,827)	(2,388,149)	(517,614)	—	(2,905,763)
Acquisition costs	(324,850)	(262,997)	(587,847)	(66,490)	—	(654,337)
Operating expenses (1)	(502,904)	(136,845)	(639,749)	(14,013)	—	(653,762)

Underwriting profit (loss)	$24,875	$256,695	$281,570	$(168,492)	$—	$113,078
Net investment income			672,437	249,165	—	921,602
Net results from structured products (2)	11,066	22,325	33,391	—	13,358	46,749
Net fee income and other (3)	(10,114)	3,174	(6,940)	236	—	(6,704)
Net realized gains (losses) on investments			(506,984)	(131,706)	(19,197)	(657,887)

Contribution from P&C, Life Operations and Corporate			$473,474	$(50,797)	$(5,839)	$416,838

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					$(9,571)	$(9,571)
Net income (loss) from investment fund affiliates and operating affiliates					82,847	82,847
Exchange gains (losses)					(103,754)	(103,754)
Corporate operating expenses					(73,886)	(73,886)
Interest expense (4)					(135,777)	(135,777)
Non-controlling interest in net (income) loss of subsidiary					47	47
Income taxes & other					(67,008)	(67,008)

Net income attributable to XL Group plc						$109,736

Ratios—P&C operations: (5)
Loss and loss expense ratio	68.4%	45.3%	61.3%
Underwriting expense ratio	30.7%	33.3%	31.5%

Combined ratio	99.1%	78.6%	92.8%

Notes:

(1)	Operating expenses exclude Corporate operating expenses, shown separately.

(2)

The net results from P&C and Corporate structured products include net investment income, interest expense and operating expenses of $60.8 million, $26.6 million and $0.8 million and $21.0 million, $6.6 million and $1.0 million, respectively.

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

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (Continued)

          The following tables summarize the Company’s net premiums earned by line of business:

Three months ended September 30, 2010
(U.S. dollars in thousands) (Unaudited)	Insurance	Reinsurance	Life Operations	Total

P&C Operations:
Casualty – professional lines	$326,145	$58,248	$—	$384,393
Casualty – other lines	152,703	55,534	—	208,237
Property catastrophe	—	77,234	—	77,234
Other property	102,928	153,275	—	256,203
Marine, energy, aviation and satellite	133,694	24,166	—	157,860
Other specialty lines (1)	148,239	—	—	148,239
Other (2)	(1,122)	27,182	—	26,060
Structured indemnity	9,561	954	—	10,515

Total P&C Operations	$872,148	$396,593	$—	$1,268,741

Life Operations:
Other Life	$—	$—	$64,208	$64,208
Annuity	—	—	32,378	32,378

Total Life Operations	$—	$—	$96,586	$96,586

Total	$872,148	$396,593	$96,586	$1,365,327

Three months ended September 30, 2009:
(U.S. dollars in thousands) (Unaudited)	Insurance	Reinsurance	Life Operations	Total

P&C Operations:
Casualty – professional lines	$317,840	$47,600	$—	$365,440
Casualty – other lines	177,349	54,088	—	231,437
Property catastrophe	(4)	85,297	—	85,293
Other property	111,894	134,802	—	246,696
Marine, energy, aviation and satellite	143,929	22,397	—	166,326
Other specialty lines (1)	151,244	—	—	151,244
Other (2)	3,485	39,482	—	42,967
Structured indemnity	(387)	4,863	—	4,476

Total P&C Operations	$905,350	$388,529	$—	$1,293,879

Life Operations:
Other Life	$—	$—	$117,037	$117,037
Annuity	—	—	34,803	34,803

Total Life Operations	$—	$—	$151,840	$151,840

Total	$905,350	$388,529	$151,840	$1,445,719

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, specie, middle markets and excess and surplus lines.

(2)	Other includes credit and surety, whole account contracts and other lines.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (Continued)

          The following tables summarize the Company’s net premiums earned by line of business:

Nine months ended September 30, 2010
(U.S. dollars in thousands) (Unaudited)	Insurance	Reinsurance	Life Operations	Total

P&C Operations:
Casualty – professional lines	$991,271	$165,633	$—	$1,156,904
Casualty – other lines	462,252	170,987	—	633,239
Property catastrophe	115	242,745	—	242,860
Other property	308,483	381,963	—	690,446
Marine, energy, aviation and satellite	408,184	66,807	—	474,991
Other specialty lines (1)	454,696	—	—	454,696
Other (2)	(1,731)	82,026	—	80,295
Structured indemnity	14,555	669	—	15,224

Total P&C Operations	$2,637,825	$1,110,830	$—	$3,748,655

Life Operations:
Other Life	$—	$—	$193,540	$193,540
Annuity	—	—	94,378	94,378

Total Life Operations	$—	$—	$287,918	$287,918

Total	$2,637,825	$1,110,830	$287,918	$4,036,573

Nine months ended September 30, 2009:
(U.S. dollars in thousands) (Unaudited)	Insurance	Reinsurance	Life Operations	Total

P&C Operations:
Casualty – professional lines	$944,441	$171,729	$—	$1,116,170
Casualty – other lines	492,507	177,531	—	670,038
Property catastrophe	1,758	231,471	—	233,229
Other property	325,966	417,898	—	743,864
Marine, energy, aviation and satellite	431,412	64,011	—	495,423
Other specialty lines (1)	475,332	—	—	475,332
Other (2)	14,925	131,519	—	146,444
Structured indemnity	10,610	6,205	—	16,815

Total P&C Operations	$2,696,951	$1,200,364	$—	$3,897,315

Life Operations:
Other Life	$—	$—	$332,004	$332,004
Annuity	—	—	97,621	97,621

Total Life Operations	$—	$—	$429,625	$429,625

Total	$2,696,951	$1,200,364	$429,625	$4,326,940

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, specie, middle markets and excess and surplus lines.

(2)	Other includes credit and surety, whole account contracts and other lines.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments

          The cost (amortized cost for fixed maturities and short-term investments), fair value, gross unrealized gains, gross unrealized (losses), and other-than-temporary impairments (“OTTI”) recorded in accumulated other comprehensive income (“AOCI”) of the Company’s available for sale investments at September 30, 2010 and December 31, 2009 were as follows:

		Included in Accumulated Other Comprehensive Income (“AOCI”)

			Gross Unrealized Losses

September 30, 2010 (U.S. dollars in thousands) (Unaudited)	Cost or Amortized Cost	Gross Unrealized Gains	Related to Changes in Estimated Fair Value	OTTI Included in Other Comprehensive Income (Loss)(1)	Fair Value

Fixed maturities
U.S. Government and Government-Related/Supported (2)	$2,189,349	$147,222	$(19,703)	$—	$2,316,868
Corporate (3) (4)	9,956,374	548,085	(202,234)	(73,872)	10,228,353
Residential mortgage-backed securities–Agency	5,393,163	182,222	(4,058)	—	5,571,327
Residential mortgage-backed securities–Non-Agency	1,489,673	19,542	(180,874)	(168,719)	1,159,622
Commercial mortgage-backed securities	1,183,040	70,627	(10,744)	(11,751)	1,231,172
Collateralized debt obligations	975,737	13,336	(246,239)	(9,639)	733,195
Other asset-backed securities	982,805	22,417	(22,051)	(8,616)	974,555
U.S. States and political subdivisions of the States	1,234,399	52,288	(5,577)	—	1,281,110
Non-U.S. Sovereign Government, Supranational and Government-Related/Supported (2)	2,455,880	84,420	(28,324)	—	2,511,976

Total fixed maturities	$25,860,420	$1,140,159	$(719,804)	$(272,597)	$26,008,178

Total short-term investments	$1,792,557	$22,387	$(12,864)	$—	$1,802,080

Total equity securities	$18,620	$3,207	$(280)	$—	$21,547

(1)	Represents the amount of OTTI losses in AOCI, which from April 1, 2009 was not included in earnings under authoritative accounting guidance.

(2)

U.S. Government and Government-Related/Supported and Non-U.S. Sovereign Government, Supranationals and Government-Related/Supported includes government-related securities with an amortized cost of $2,000.6 million and fair value of $2,058.4 million and U.S. Agencies with an amortized cost of $990.5 million and fair value of $1,067.7 million.

(3)

Included within Corporate are certain medium term notes supported primarily by pools of European credit with varying degrees of leverage. The notes have a fair value of $457.4 million and an amortized cost of $510.8 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(4)

Included within Corporate are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments senior to the common and preferred equities of the financial institutions. These securities have a fair value of $847.2 million and an amortized cost of $951.1 million at September 30, 2010.

XL GROUP PLC

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

(4)

Included within Corporate are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments senior to the common and preferred equities of the financial institutions. These securities have a fair value of $904.3 million and an amortized cost of $1,104.6 million at December 31, 2009.

          The Company had gross unrealized losses totaling $1.0 billion at September 30, 2010 on its available for sale portfolio, which it considers to be temporarily impaired. Individual security positions comprising this balance have been evaluated by management, based on specified criteria, to determine if these impairments should be considered other-than-temporary. These criteria include an assessment of the severity of impairment along with management’s assessment as to whether it is likely to sell these securities, among other factors included below.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

          At September 30, 2010 and December 31, 2009, approximately 3.7% and 3.6%, respectively, of the Company’s fixed income investment portfolio at fair value was invested in securities which were below investment grade or not rated. Approximately 38.1% and 30.1% of the gross unrealized losses in the Company’s fixed income securities portfolio at September 30, 2010 and December 31, 2009, respectively, related to securities that were below investment grade or not rated.

          The following is an analysis of how long the available for sale securities at September 30, 2010 had been in a continual unrealized loss position:

	Less than 12 months		Equal to or greater than 12 months

September 30, 2010 (U.S. dollars in thousands) (Unaudited)	Fair Value	Gross Unrealized Losses (1)	Fair Value	Gross Unrealized Losses (1)

Fixed maturities and short-term investments:
U.S. Government and Government Related/Supported	$168,750	$13,335	$126,529	$8,565
Corporate (2) (3)	549,245	15,827	1,816,421	268,625
Residential mortgage-backed securities–Agency	125,482	2,276	13,454	1,792
Residential mortgage-backed securities–Non-Agency	48,223	7,437	978,732	342,539
Commercial mortgage-backed securities	16,056	3,017	95,452	19,503
Collateralized debt obligations	4,478	763	677,680	255,395
Other asset-backed securities	47,494	370	246,150	30,363
U.S. States and political subdivisions of the States	110,966	1,428	21,259	4,155
Non-U.S. Sovereign Government, Supranational and Government-Related	322,452	5,501	371,703	24,374

Total fixed maturities and short-term investments	$1,393,146	$49,954	$4,347,380	$955,311

Total equity securities	$1,652	$280	$—	$—

(1)

On securities impacted by the April 1, 2009 changes to OTTI authoritative guidance, length of time of impairment is measured from the point at which securities returned to a net unrealized loss position (i.e. from April 1, 2009).

(2)

Included within Corporate are certain medium term notes supported primarily by pools of European credit with varying degrees of leverage. The notes have a fair value of $343.1 million and an amortized cost of $398.9 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(3)

Included within Corporate are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments senior to the common and preferred equities of the financial institutions. These securities have a fair value of $847.2 million and an amortized cost of $951.1 million at September 30, 2010.

XL GROUP PLC

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

(3)

Included within Corporate are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments senior to the common and preferred equities of the financial institutions. These securities have a fair value of $904.3 million and an amortized cost of $1,104.6 million at December 31, 2009.

          The contractual maturities of available for sale fixed income securities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2010 (1)		December 31, 2009 (1)

(U.S. dollars in thousands) (Unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due after 1 through 5 years	$8,536,505	$8,777,730	$7,969,186	$8,010,078
Due after 5 through 10 years	3,626,846	3,884,699	3,936,489	3,962,993
Due after 10 years	3,672,651	3,675,878	5,152,860	4,805,800

	15,836,002	16,338,307	17,058,535	16,778,871
Residential mortgage-backed securities–Agency	5,393,163	5,571,327	6,169,707	6,228,501
Residential mortgage-backed securities–Non-Agency	1,489,673	1,159,622	2,015,593	1,421,315
Commercial mortgage-backed securities	1,183,040	1,231,172	1,276,602	1,216,799
Collateralized debt obligations	975,737	733,195	1,030,245	698,561
Other asset-backed securities	982,805	974,555	1,247,822	1,167,985

Total mortgage and asset-backed securities	10,024,418	9,669,871	11,739,969	10,733,161

Total	$25,860,420	$26,008,178	$28,798,504	$27,512,032

(1)

Included in the table above are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments senior to the common and preferred equities of the financial institutions, at their fair value of $847.2 million and $904.3 million at September 30, 2010 and December 31, 2009, respectively. These securities have been distributed in the table based on their call date and have net unrealized losses of $126.0 million and $225.2 million at September 30, 2010 and December 31, 2009, respectively.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

          Gross unrealized losses of $1.0 billion on available for sale assets at September 30, 2010 can be attributed to the following significant drivers:

▪

gross unrealized losses of $349.6 million related to the non-Agency residential mortgage backed securities (“RMBS”) portfolio (which consists of the Company’s holdings of sub-prime non-agency securities, second liens, asset backed securities (“ABS”) CDOs with sub-prime collateral, Alt-A mortgage exposures and Prime RMBS), which had a fair value of $1,159.6 million at September 30, 2010. The Company undertook a security level review in conjunction with its investment manager service providers of these securities and recognized charges to the extent it believed the discounted cash flow value of any security was below its amortized cost. The Company has recognized realized losses, consisting of charges for OTTI and realized losses from sales, of approximately $1.3 billion since the beginning of 2007 and through September 30, 2010 on these asset classes.

The Company is reducing its exposure to this asset class as part of its strategic portfolio realignment. The Company believes that, based on market conditions and liquidity needs at September 30, 2010, this reduction will be realized through natural cash flows of the portfolio, and limited selective sales, rather than selling these assets into markets which continue to not be reflective of the intrinsic value of these assets. The weighted average lives of the sub-prime and Alt-A residential holdings within this portfolio at September 30, 2010 were 4.7 years and 4.3 years, respectively. The Company, based on current market conditions and liquidity needs as well as its assessment of the holdings, believes it will continue to hold these securities until either maturity or a return of liquidity and valuations more reflective of the intrinsic value of these holdings.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

▪

gross unrealized losses of $253.7 million related to the non-Life portfolio of Core CDO holdings (defined by the Company as investments in non-subprime collateralized debt obligations), which had a fair value of $733.2 million at September 30, 2010. The Company evaluated each of these securities in conjunction with its investment manager service providers and recognized charges to the extent it believed the discounted cash flow value of the security was below the amortized cost. The Company believes that the level of impairment is primarily a function of continuing wide spreads in the CDO market during the period, driven by the level of illiquidity in this market. The Company previously announced its intention to reduce its exposure to this asset class over time as a part of its strategic portfolio realignment. The Company, based on current market conditions and consideration of its liquidity position as well as its assessment of the holdings, believes it is likely that the Company will continue to hold these securities until either maturity or a recovery of value, following which the Company intends to reduce its exposure to this asset class.

▪

gross unrealized losses of $173.9 million related to the Company’s Life operations investment portfolio, which had a fair value of $6.7 billion at September 30, 2010. Of this, $138.2 million of gross unrealized losses related to $1.8 billion of exposures to corporate financial institutions, including $97.9 million of losses on $690.5 million of Tier One and Upper Tier Two securities. In addition, $34.0 million of gross unrealized losses are foreign exchange losses related to the corporate holdings within the Company’s Life operations investment portfolio. At September 30, 2010, this portfolio had an average interest rate duration of 8.6 years, primarily denominated in U.K. Sterling and Euros. As a result of the long duration, gross losses have arisen as the fair values of these securities are more sensitive to prevailing government interest rates and credit spreads. This portfolio is matched to corresponding long duration liabilities. A hypothetical parallel increase in interest rates and credit spreads of 50 basis points, each, would increase the unrealized losses related to this portfolio at September 30, 2010 by approximately $293.8 million and $217.8 million, respectively, on both the available for sale and held to maturity portfolios. Given the long term nature of this portfolio, as well as the Company’s liquidity needs at September 30, 2010, the Company believes that these assets will continue to be held until such time as they mature, or credit spreads revert to levels more consistent with historical averages.

▪

gross unrealized losses of $133.0 million related to the corporate holdings within the Company’s non-life fixed income portfolios, which had a fair value of $8.5 billion at September 30, 2010. Of this, $67.6 million of gross unrealized losses related to foreign exchange losses. During the quarter ended September 30, 2010, as a result of tightening credit spreads, the gross unrealized losses on these holdings has decreased.

In addition these gross unrealized losses include $55.7 million relate to medium term notes primarily supported by pools of investment grade European credit with varying degrees of leverage. These had a fair value of $427.6 million at September 30, 2010. Management believes that expected cash flows over the expected holding period from these bonds are sufficient to support the remaining reported amortized cost.

          Management, in its assessment of whether securities in a gross unrealized loss position are temporarily impaired, considers the significance of the impairments. The Company had structured credit securities with gross unrealized losses of $145.9 million, with a fair value of $76.6 million, which at September 30, 2010 were impaired by greater than 50% of amortized costs. All of these are asset-backed or non-Agency mortgage backed securities. Of these gross unrealized losses, $26.4 million are rated investment grade. The Company has evaluated each of these securities in conjunction with its investment manager service providers and believes it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost and the Company does not have the intent to sell. These securities include gross unrealized losses of $99.1 million on non-Agency RMBS, $37.4 million on Core CDOs and $6.3 million on commercial mortgage backed securities (“CMBS”) holdings.

          Included in the gross unrealized losses associated with the Company’s corporate portfolio at September 30, 2010 are gross unrealized losses of $5.6 million related to Tier One and Upper Tier Two securities that have been rated below investment grade. Of this total, none have gross unrealized losses representing greater than 50% of amortized cost. The Company has completed its review of this portfolio and believes, at this time, that these impairments remain temporary in nature. The primary basis for this conclusion was the analysis of the fundamentals of these securities using a debt-based impairment model, which indicated that these securities continue to meet their obligations, and the issuer has the ability to call these obligations at their call date. In addition, as these securities are below investment grade, the Company considered these securities using an equity impairment model. Factors that were considered and supported that these impairments were temporary included that the vast majority of these securities had been rated below investment grade beginning in first quarter of 2009. At September 30, 2010, the Company believes that it is likely that the fair values of these securities will ultimately increase to equal the cost basis over a reasonable period of time. However, there is a high degree of judgment in reaching this conclusion, including an assessment of how various governments will treat these securities in the event of governmental intervention in these institutions’ operations or management’s decision to defer calls or coupons. Management will closely monitor the developments related to these securities.

          The Company recorded net impairment charges of $38.0 million for the quarter ended September 30, 2010. The significant assumptions and inputs associated with these securities consist of:

▪

For structured credit securities, the Company recorded net impairments of $27.7 million for the quarter ended September 30, 2010. The Company determined that the likely recovery on these securities was below the amortized cost, and accordingly impaired the securities to the discounted value of the cash flows of these securities.

▪

For corporate securities, excluding medium term notes backed primarily by investment grade European credit, the Company recorded net impairments of $3.0 million for the quarter ended September 30, 2010.

In addition, the Company recorded impairments totaling $3.3 million in relation to medium term notes backed primarily by investment grade European credit. Management has concluded that, following recent credit spread movements since 2009, future yields within the supporting collateral were not sufficient to support the previously reported amortized cost.

▪

For equities, the Company recorded impairments of $0.4 million for the quarter ended September 30, 2010 because management does not believe the cost basis will be recovered within a reasonable timeframe.

▪	The Company recorded impairments of $3.6 million related to currency losses for the quarter ended September 30, 2010.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

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

	OTTI related to Credit Losses recognized in earnings

(U.S. dollars in thousands) (Unaudited)	Three Months Ended September 30,		Nine months Ended September 30,

	2010	2009	2010	2009

Opening balance	423,041	225,178	537,121	—
Credit losses remaining in retained earnings related to adoption of new authoritative guidance	—	—	—	187,773
Credit loss impairment recognized in the current period on securities not previously impaired	5,342	253,992	24,800	267,586
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(36,046)	(13,073)	(74,024)	(17,250)
Credit loss impairments previously recognized on securities impaired to fair value during the period	—	—	(130,891)	—
Additional credit loss impairments recognized in the current period on securities previously impaired	26,280	56,028	76,498	84,016
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(6,361)	(3,554)	(21,248)	(3,554)

Balance, September 30, 2010	$412,256	$518,571	$412,256	$518,571

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

          The following represents an analysis of net realized gains (losses) on investments:

	Three Months Ended September 30,		Nine months Ended September 30,

(U.S. dollars in thousands) (Unaudited)	2010	2009	2010	2009

Gross realized gains	55,572	52,537	118,714	337,791
Gross realized losses	(124,327)	(378,057)	(285,031)	(995,678)

Net realized (losses) on investments	$(68,755)	$(325,520)	$(166,317)	$(657,887)

          As described in Note 2(a) – “Recent Accounting Pronouncements”, the Company has investments in senior tranches of Synthetic CDOs as well as certain CDO Squared structures which in turn hold Synthetic CDOs that were required to be evaluated for embedded credit derivatives at July 1, 2010. Investments in these securities were entered into in the normal course of portfolio investing and were considered from a risk management perspective to be consistent with traditional asset backed security (“ABS”) CDOs. While the performance of the underlying securitized credit exposures varies, in management’s judgment, the contractual subordination within the securitized interest is sufficient to absorb the current expected losses.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

          There is no obligation for the Company to fund any future payments under the embedded credit obligations in excess of the original invested amount. Upon initial adoption of this guidance, the Company elected the fair value option for impacted securities, which resulted in a decrease being recorded to opening retained earnings of $31.9 million. These securities continue to be classified as CDOs within the available for sale securities disclosures contained in Note 3, “Fair Value Measurements” and within the detailed investment tables included above. Changes in fair value on these securities are recorded within “Net realized gains and losses on investments” each period. The following table details certain features of the instruments at September 30, 2010:

September 30, 2010 (U.S. dollars in thousands) (Unaudited)	Weighted Average Life	Amortized Cost	Fair Value	Average Rating	Change in Fair Value during the three months ended September 30, 2010

Synthetic CDO	3.75	$31,891	$33,186	BB+	$1,295
CDO Squared	5.89	8,271	10,050	B-	1,779

	4.25	$40,162	$43,236	BB	$3,074

     Fixed Maturities–Held to Maturity

          On November 1, 2009 and August 1, 2010, the Company elected to hold certain fixed income securities to maturity. Consistent with this intention, the Company has reclassified these securities from available for sale to held to maturity in the consolidated financial statements. As a result of this classification, these fixed income securities are reflected in the held to maturity portfolio and recorded at amortized cost in the consolidated balance sheets and not fair value. The held to maturity portfolio is comprised of long duration non-U.S. securities which are Euro and Sterling denominated. The Company believes this held to maturity strategy is achievable due to the relatively stable and predictable cash flows of the Company’s long-term liabilities within its Life operations along with its ability to substitute other assets at a future date in the event that liquidity was required due to changes in expected cash flows or other transactions entered into related to the long-term liabilities supported by the held to maturity portfolio. The unrealized appreciation at the dates of these transfers continues to be reported as a separate component of shareholders’ equity and is being amortized over the remaining lives of the securities as an adjustment to yield in a manner consistent with the amortization of any premium or discount. On November 1, 2009 and August 1, 2010 the unrealized U.S. dollar equivalent appreciation related to securities transferred at each date was $51.2 million and $76.2 million, respectively. Of the total unrealized appreciation on securities transferred with $122.7 million unamortized at September 30, 2010.

          The fair values and amortized cost of held to maturity fixed maturities at September 30, 2010 and December 31, 2009 were:

September 30, 2010 (U.S. dollars in thousands) (Unaudited)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturities
U.S. Government and Government Related/Supported	$10,628	$604	$—	$11,232
Corporate	1,352,637	54,888	(8)	1,407,517
Residential mortgage-backed securities–Non-Agency	83,763	4,286	—	88,049
Other asset-backed securities	290,191	12,193	(1)	302,383
Non-U.S. Sovereign Government, Supranational and Government-Related	$1,024,161	$104,493	$—	$1,128,654

Total fixed maturities held to maturity	$2,761,380	$176,464	$(9)	$2,937,835

December 31, 2009 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturities
Non-U.S. Sovereign Government, Supranational and Government-Related	$546,067	$—	$(15,748)	$530,319

Total fixed maturities held to maturity	$546,067	$—	$(15,748)	$530,319

          The Company had gross unrealized losses at September 30, 2010 and December 31, 2009, totaling nil and $15.7 million, respectively, on the above held to maturity income securities which it considered to be temporarily impaired.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

          The contractual maturities of held to maturity income securities are shown below.

	September 30, 2010		December 31, 2009

(U.S. dollars in thousands) (Unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due after 1 through 5 years	$113,535	$115,067	$—	$—
Due after 5 through 10 years	335,781	343,421	—	—
Due after 10 years	1,938,110	2,088,915	546,067	530,319

	2,387,426	2,547,403	546,067	530,319
Residential mortgage-backed securities–Non-Agency	83,763	88,049	—	—
Other asset-backed securities	290,191	302,383	—	—

Total mortgage and asset-backed securities	373,954	390,432	—	—

Total	$2,761,380	$2,937,835	$546,067	$530,319

XL GROUP PLC

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

          The following table summarizes information on the location and gross amounts of derivative fair values contained in the consolidated balance sheet at September 30, 2010 and December 31, 2009:

	September 30, 2010				December 31, 2009

(U.S. dollars in thousands) (Unaudited)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)

Derivatives designated as hedging instruments:
Interest rate contracts (2)	$603,380	$369,247	$—	$—	$2,169,642	$238,639	$95,948	$(8,225)
Foreign exchange contracts	—	—	2,095,364	(72,755)	1,014,063	15,019	—	—

Total derivatives designated as hedging instruments	$603,380	$369,247	$2,095,364	(72,755)	$3,183,705	$253,658	$95,948	$(8,225)

Derivatives not designated as hedging instruments:
Investment Related Derivatives:
Interest rate exposure	$122,896	$155	$—	$—	$111,875	$1,248	$1,800	$(6)
Foreign exchange exposure	292,908	6,824	136,090	(3,447)	127,329	1,577	314,361	(8,226)
Credit exposure	188,450	9,277	250,000	(4,123)	214,650	13,244	741,388	(18,198)
Financial market exposure	143,118	1,000	400	(47)	306,464	1,983	—	—
Commodity futures	4,469	—	—	—	—	—	—	—
Financial Operations Derivatives: (3)
Credit exposure	—	—	254,456	(25,887)	—	—	271,704	(18,386)
Other Non-Investment Derivatives:
Contingent capital facility	350,000	—	—	—	350,000	—	—	—
Guaranteed minimum income benefit contract	—	—	87,691	(23,812)	—	—	86,250	(22,909)
Modified coinsurance funds withheld contract	—	—	72,508	—	—	—	71,695	(266)

Total derivatives not designated as hedging instruments	$1,101,841	$17,256	$801,145	$(57,316)	$1,110,318	$18,052	$1,487,198	$(67,991)

(1)	Derivative instruments in an asset or liability position are included within Other Assets or Other Liabilities, respectively, in the Balance Sheet.

(2)

At September 30, 2010 and December 31, 2009, the Company held net cash collateral related to these derivative assets of $335.2 million and $169.1 million, respectively. The collateral balance is included within cash and cash equivalents and the corresponding liability to return the collateral has been offset against the derivative asset within the balance sheet as appropriate under the netting agreement.

(3)	Financial operations derivatives represent interests in variable interest entities as described in Note 10, “Variable Interest Entities.”

XL GROUP PLC

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

          At September 30, 2010, a portion of the Company’s liabilities are hedged against changes in the applicable designated benchmark interest rate. Interest rate swaps are also used to hedge the changes in fair value of certain fixed rate liabilities and fixed income securities due to changes in the designated benchmark interest rate. In addition, the Company utilizes foreign exchange contracts to hedge the fair value of certain fixed income securities as well as to hedge certain net investments in foreign operations.

          On June 7, 2010, the Company settled the interest rate contracts designated as fair value hedges of certain issues of the Company’s notes payable and debt. The derivative contracts were settled for a gain of $21.6 million. The cumulative increase recorded to the carrying value of the hedged notes payable and debt, representing the effective portion of the hedging relationship, will be amortized through interest expense over the remaining term of the debt. From the date of settlement through September 30, 2010, $2.2 million of the balance was recorded as a reduction of interest expense. The remaining balance of $19.4 million will be amortized over the weighted average period of 3.4 years remaining to maturity of the debt.

          The following table provides the total impact on earnings relating to derivative instruments formally designated as fair value hedges along with the impacts of the related hedged items for the three and nine month periods ended September 30, 2010 and 2009:

Three months ended September 30, 2010 (U.S. dollars in thousands) (Unaudited)		Hedged Items – Amount of Gain/(Loss) Recognized in Income Attributable to Risk

	Gain/(Loss) Recognized in Income on Derivative	Deposit Liabilities	Fixed Maturity Investments	Notes Payable and Debt	Ineffective Portion of Hedging Relationship – Gain/ (Loss)

Derivatives Designated as Fair Value Hedges:
Interest rate exposure	$(43,698)
Foreign exchange exposure	(33,124)

Total	$(76,822)	$53,417	$23,646	$—	$241

Three months ended September 30, 2009 (U.S. dollars in thousands) (Unaudited)		Hedged Items – Amount of Gain/(Loss) Recognized in Income Attributable to Risk

	Gain/(Loss) Recognized in Income on Derivative	Deposit Liabilities	Fixed Maturity Investments	Notes Payable and Debt	Ineffective Portion of Hedging Relationship – Gain/ (Loss)

Derivatives Designated as Fair Value Hedges:
Interest rate exposure	$26,826
Foreign exchange exposure	—

Total	$26,826	$(37,275)	$(742)	$6,890	$(4,301)

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Derivative Instruments (Continued)

          (a) Derivative Instruments Designated as Fair Value Hedges (Continued)

Nine months ended September 30, 2010 (U.S. dollars in thousands) (Unaudited)		Hedged Items – Amount of Gain/(Loss) Recognized in Income Attributable to Risk

	Gain/(Loss) Recognized in Income on Derivative	Deposit Liabilities	Fixed Maturity Investments	Notes Payable and Debt	Ineffective Portion of Hedging Relationship – Gain/ (Loss)

Derivatives Designated as Fair Value Hedges:
Interest rate exposure	$48,339
Foreign exchange exposure	15,432

Total	$63,771	$(33,326)	$(22,688)	$(15,940)	$(8,183)

Nine months ended September 30, 2009 (U.S. dollars in thousands) (Unaudited)		Hedged Items – Amount of Gain/(Loss) Recognized in Income Attributable to Risk

	Gain/(Loss) Recognized in Income on Derivative	Deposit Liabilities	Fixed Maturity Investments	Notes Payable and Debt	Ineffective Portion of Hedging Relationship – Gain/ (Loss)

Derivatives Designated as Fair Value Hedges:
Interest rate exposure	$(162,727)
Foreign exchange exposure	—

Total	$(162,727)	$145,361	$9,016	$6,890	$(1,460)

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

          The periodic coupon settlements resulted in decreases to net investment income of $0.3 million and $2.3 million for the three and nine months ended September 30, 2010, respectively, and increases to net investment income of $8.4 million and $14.0 million for the three and nine months ended September 30, 2009, respectively.

          The periodic coupon settlements also resulted in decreases to interest expense of $10.6 million and $45.1 million for the three and nine months ended September 30, 2010, respectively, and decreases to interest expense of $3.4 million and $16.5 million for the three and nine months ended September 30, 2009, respectively.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Derivative Instruments (Continued)

          (b) Derivative Instruments Designated as Cash Flow Hedges

          During March 2007, the Company entered into an interest rate swap agreement in connection with the issuance of the 2027 Senior Notes, as described in Item 8, Note 16 to the Consolidated Financial Statements, “Notes Payable and Debt and Financing Arrangements,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. This transaction, which met the requirements of accounting guidance applicable to a cash flow hedge of a forecasted transaction, was entered into to mitigate the interest rate risk associated with the subsequent issuance of the 2027 Senior Notes. The gain on the settlement of the swap transaction on May 2, 2007 of $3.8 million was credited to AOCI and is being amortized to interest expense over the 20-year term of the related debt. In addition, the Company entered into a treasury rate guarantee agreement in anticipation of the issuance of $300.0 million of 5.25% Senior Notes due September 15, 2014 during 2004. The loss on the settlement of the treasury rate guarantee transaction on August 18, 2004 of $6.3 million was charged to AOCI and is being amortized to interest expense over the 10-year term of the related debt. The impact on earnings relating to these derivative instruments formally designated as cash flow hedges was an increase to interest expense of $0.1 million and $0.3 million for each of the three and nine months periods ended September 30, 2010 and 2009, respectively.

          (c) Derivative Instruments Designated as Hedges of the Net Investment in a Foreign Operation

          The Company utilizes foreign exchange contracts to hedge the fair value of certain net investments in foreign operations. During the three and nine months ended September 30, 2010, the Company entered into foreign exchange contracts that were formally designated as hedges of the investment in foreign subsidiaries with functional currencies of U.K. Sterling and the Euro. The weighted average U.S. Dollar equivalent of foreign denominated net assets of approximately $1.4 billion and $0.8 billion was hedged during the three and nine months ended September 30, 2010, respectively, which resulted in a derivative loss of $59.2 million and $16.6 million being recorded in the cumulative translation adjustment account within AOCI for each period, respectively. There was no ineffectiveness resulting from these transactions. The Company did not have any hedges of net investments in foreign operations in place during the three or nine months ended September 30, 2009.

          (d) Derivative Instruments Not Formally Designated As Hedging Instruments

          The following table provides the total impact on earnings relating to derivative instruments not formally designated as hedging instruments under authoritative accounting guidance. The impacts are all recorded through Net realized and unrealized gains (losses) on derivative instruments in the income statement. The Company’s objectives in using these derivatives are explained in this section (d) and section (e) of this note below.

	Amount of Gain (Loss) Recognized in Income on Derivatives

(U.S. dollars in thousands) (Unaudited)	Three Months Ended September 30,		Nine months Ended September 30,

	2010	2009	2010	2009

Derivatives not designated as hedging instruments:
Investment Related Derivatives:
Interest rate exposure	(3,500)	13,515	1,406	19,139
Foreign exchange exposure	16,339	1,666	(11,672)	10,180
Credit exposure	(3,393)	(14,485)	(2,250)	(41,729)
Financial market exposure	58	1,310	193	3,637
Financial Operations Derivatives:
Credit exposure	25	(5,275)	(7,317)	3,979
Other Non-Investment Derivatives:
Contingent capital facility	(2,075)	(2,075)	(6,158)	(6,158)
Guaranteed minimum income benefit contract	173	800	(902)	192
Modified coinsurance funds withheld contract	4,605	(354)	6,980	(330)
Weather and Energy Derivatives:
Structured weather risk management products	—	66	—	2,979

Total derivatives not designated as hedging instruments	12,232	(4,832)	(19,720)	(8,111)
Amount of gain (loss) recognized in income from ineffective portion of fair value hedges	241	(4,301)	(8,183)	(1,460)

Net realized and unrealized gains (losses) on derivative instruments	$12,473	$(9,133)	$(27,903)	$(9,571)

XL GROUP PLC

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

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Derivative Instruments (Continued)

          (d)(ii) Financial Operations Derivatives – Credit Exposure

          At September 30, 2010 and December 31, 2009 the credit derivative exposures outside of the Company’s investment portfolio consisted of two contracts written by the Company: one that provides credit protection on the senior tranches of a structured finance transaction, and the other a European project finance loan participation. The aggregate outstanding exposure for the two contracts is $261.5 million ($238.5 million principal and $23.0 million interest), and $271.7 million ($244.9 million principal and $26.8 million interest), weighted average contractual term to maturity of 5.0 years and 6.0 years, a total liability recorded of $25.9 million and $18.4 million, and underlying obligations with an average credit rating of B- and A, respectively.

          The credit protection related to the structured finance transaction is a credit default swap that was executed in 2000. The underlying collateral is predominantly securitized pools of leveraged loans and bonds. The transaction is in compliance with most of the coverage tests except the overcollateralization tests. As a result, both interest and principal proceeds are currently redirected to amortize the senior most notes, which reduces the Company’s exposure sooner than originally anticipated. Management continues to monitor its underlying performance and is comfortable with the collateral coverage. The European project finance loan participation benefits from an 80% deficiency guarantee from the German state and federal governments.

          At September 30, 2010, there were no reported events of default on these obligations. Credit derivatives are recorded at fair values, which are determined using either models developed by the Company or third party prices and are dependent upon a number of factors, including changes in interest rates, future default rates, credit spreads, changes in credit quality, future expected recovery rates and other market factors. The change resulting from movements in credit and credit quality spreads is unrealized as the credit derivatives are not traded to realize this resultant value.

          (d)(iii) Other Non-Investment Derivatives

          The Company entered into derivatives as part of its contingent capital facility, including put options, interest rate swaps and asset return swaps. These derivatives are recorded at fair value with changes in fair value recognized in earnings.

          The Company also has derivatives embedded in certain reinsurance contracts. For a particular life reinsurance contract, the Company pays the ceding company an amount equal to the estimated present value of the excess of guaranteed benefit GMIB over the account balance upon the policyholder’s election to take the income benefit. The fair value of this derivative is determined based on the present value of expected cash flows. In addition, the Company has modified coinsurance and funds withheld reinsurance agreements that provide for a return based on a portfolio of fixed income securities. As such, the agreements contain embedded derivatives. The embedded derivative is bifurcated from the funds withheld balance and recorded at fair value with changes in fair value recognized in earnings through net realized and unrealized gains and losses on derivative instruments.

          (e) Contingent Credit Features

          Certain derivatives agreements entered into by the Company or its subsidiaries contain rating downgrade provisions that permit early termination of the agreement by the counterparty if collateral is not posted following failure to maintain certain credit ratings from one or more of the principal credit rating agencies. If the Company were required to early terminate such agreements due to a rating downgrade, it could potentially be in a net liability position at time of settlement. The aggregate fair value of all derivatives agreements containing such rating downgrade provisions that were in a liability position on September 30, 2010 and December 31, 2009 was $27.4 million and $30.8 million, respectively. The Company has not been required to post collateral under any of these agreements at September 30, 2010.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Share Capital

          (a) Authorized and Issued

          During the third quarter of 2007, the Company’s Board of Directors approved a share buyback program, authorizing the Company to purchase up to $500.0 million of its Class A ordinary shares. As of July 1, 2010, $375.4 million ordinary shares remained available for purchase under the program. During the third quarter of 2010, the Company purchased and cancelled 13.9 million ordinary shares under the program for $268.6 million. In addition, the Company purchased and cancelled 4.9 million ordinary shares during October 2010 for $106.8 million. In combination, these purchases totaled $375.4 million, the full amount remaining under the program. On November 2, 2010, the Company announced that its Board of Directors approved a new share buyback program, authorizing the Company to purchase up to $1.0 billion of its Class A ordinary shares.

          As described in further detail within Item 8, Note 21 to the Consolidated Financial Statements, “Share Capital,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, on February 15, 2009 following the maturity of the purchase contracts associated with the 7.0% equity security units, the Company issued 11,461,080 shares for net proceeds of approximately $745.0 million, which was used to retire the senior notes previously due February 2011, which had a fixed coupon of 5.25%.

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

          (c) Stock Plans

          The Company’s performance incentive programs provide for grants of stock options, restricted stock, restricted stock units and performance units and stock appreciation rights. Share based compensation granted by the Company generally contains a vesting period of three or four years, and certain awards also contain performance conditions. The Company records compensation expense related to each award over its vesting period incorporating the best estimate of the expected outcome of performance conditions where applicable. Compensation expense is generally recorded on a straight line basis over the vesting period of an award. See Item 8, Note 21 to the Consolidated Financial Statements, “Share Capital,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for further information on the Company’s performance incentive programs and associated accounting.

          During the nine months ended September 30, 2010, the Company granted approximately 0.9 million stock options with a weighted-average grant date fair value of $9.32 per option. The fair value of the options issued was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

Dividend yield	3.25%
Risk free interest rate	2.73%
Volatility	72.5%
Expected lives	6.0	years

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Share Capital (Continued)

          (c) Stock Plans (Continued)

          During the nine months ended September 30, 2010, the Company granted approximately 1.1 million restricted stock units to officers of the Company and its subsidiaries with an aggregate grant date fair value of approximately $20.2 million. Each restricted stock unit represents the Company’s obligation to deliver to the holder one Class A ordinary share upon satisfaction of the three year vesting term. Restricted stock units are granted at the closing market price on the day of grant and entitle the holder to receive dividends declared and paid in the form of additional Class A ordinary shares contingent upon vesting.

          During the nine months ended September 30, 2010, the Company granted approximately 1.5 million performance units (representing a potential maximum share payout of approximately 3.1 million Class A ordinary shares) to certain employees with an aggregate grant date fair value of approximately $26.3 million. The performance units vest after three years and entitle the holder to shares of the Company’s stock. There are no dividend rights associated with the performance units. Each grant of performance units has a target number of shares, with final payouts ranging from 0% to 200% of the grant amount depending upon a combination of corporate and business segment performance along with each employee’s continued service through the vest date. Performance targets are based on relative and absolute financial performance metrics.

          In connection with, and effective upon, the completion of the Redomestication, XL-Ireland assumed the existing liabilities, obligations and duties of XL-Cayman under the NAC Re Corp. 1989 Stock Option Plan (the “1989 Plan”), the XL Group plc Amended and Restated 1991 Performance Incentive Program (the “1991 Program”), the XL Group plc Amended and Restated 1999 Performance Incentive Program for Employees (the “1999 Program”), the XL Group plc Directors Stock & Option Plan (the “Directors Plan”), the XL Group plc 2009 Cash Long-Term Incentive Program (the “2009 Program”), the XL Group plc Supplemental Deferred Compensation Plan (the “DC Plan,” and together with the 1989 Plan, 1991 Program, the 1999 Program, the Directors Plan and the 2009 Program, the “Programs”). Furthermore, in connection with, and effective upon, the completion of the Redomestication, the Programs were amended by XL-Cayman, among other things to, (i) provide that XL-Ireland and its Board of Directors will succeed to all powers, authorities and obligations of XL-Cayman and its Board of Directors under each Program, (ii) provide that the securities to be issued pursuant to each Program will consist of ordinary shares of XL-Ireland and (iii) otherwise to reflect the completion of the Redomestication.

8. XL Capital Finance (Europe) plc

          XL Capital Finance (Europe) plc (“XLCFE”) is a wholly owned finance subsidiary of XL-Ireland. In January 2002, XLCFE issued $600.0 million par value 6.5% Guaranteed Senior Notes due January 2012. These Notes were fully and unconditionally guaranteed by XL-Cayman. The Company’s ability to obtain funds from its subsidiaries is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the Company operates including Bermuda, the U.S. and the U.K., among others. Required statutory capital and surplus for the principal operating subsidiaries of the Company was $7.0 billion at December 31, 2009.

          On June 30, 2010, XL-Cayman entered into the Supplemental Indenture (the “XLCFE Supplemental Indenture”) to the Indenture (the “XLCFE Indenture”), dated January 10, 2002, by and among XLCFE, XL-Cayman and State Street Bank and Trust Company. The XLCFE Supplemental Indenture provides for, among other things, the assumption of XL-Cayman’s obligations under the guarantee of obligations under the XLCFE Indenture and the securities issued pursuant thereto by XL Company Switzerland GmbH.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Related Party Transactions

          At September 30, 2010 and December 31, 2009, the Company owned non-controlling stakes in seven and nine independent investment management companies (“Investment Manager Affiliates”) totaling $151.2 million and $210.7 million, respectively. The Company seeks to develop relationships with specialty investment management organizations, generally acquiring an equity interest in the business. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates and through these funds and partnerships pays management and performance fees to the Company’s Investment Manager Affiliates.

          In the normal course of business, the Company enters into certain quota share reinsurance contracts with a subsidiary of one of its other strategic affiliates, ARX Holding Corporation. During the quarter ended September 30, 2010, these contracts resulted in reported net premiums of $15.1 million, net losses incurred of $10.2 million and reported acquisition costs of $5.9 million. During the same period in 2009, these contracts resulted in reported net premiums of $1.0 million, net losses incurred credit of $3.1 million and reported acquisition costs of $0.1 million. Management believes that these transactions are conducted at market rates consistent with negotiated arms-length contracts.

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

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Variable Interest Entities (Continued)

          The credit exposures represent the most significant risks associated with the Company’s involvement with variable interest entities and there have been no significant changes in the nature of the Company’s involvement with variable interest entities during the nine months ended September 30, 2010.

11. Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent

(U.S. dollars and shares in thousands, except per share amounts) (Unaudited)	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine months Ended September 30,

	2010	2009	2010	2009

Basic earnings per ordinary share and ordinary share equivalents:
Net income attributable to XL Group plc	$110,043	$21,098	$447,928	$109,736
Less: preference share dividends	(32,500)	(32,500)	(67,194)	(74,626)
Plus: gain on redemption of Series C Preference Ordinary shares	—	—	16,616	211,816

Net income available to ordinary shareholders	$77,543	$(11,402)	$397,350	$246,926

Weighted average ordinary shares outstanding	338,724	342,118	340,927	339,095
Basic earnings per ordinary share & ordinary share equivalents outstanding	$0.23	$(0.03)	$1.17	$0.73
Diluted earnings per ordinary share and ordinary share equivalents:
Weighted average ordinary shares outstanding — basic	338,724	342,118	340,927	339,095
Impact of share based compensation and certain conversion features	1,095	502	837	254

Weighted average ordinary shares outstanding — diluted	339,819	342,620	341,764	339,349

Diluted earnings per ordinary share & ordinary share equivalents outstanding	$0.23	$(0.03)	$1.16	$0.73

Dividends per ordinary share	$0.10	$0.10	$0.30	$0.30

          For the three and nine months ended September 30, 2010 and 2009, potential ordinary shares issued under share based compensation plans of 12.7 million and 12.7 million, and 12.9 million and 13.0 million, respectively, were not included in the calculation of diluted earnings per share because the assumed exercise or issuance of such shares would be anti-dilutive.

          In addition, for the three and nine months ended September 30, 2010 and 2009, ordinary shares to be potentially issued under the purchase contracts associated with the 10.75% Equity Security Units (the “10.75% Units”) of 31.0 million and 31.5 million, and 35.9 million and 35.9 million, respectively, were not included in the calculation of diluted earnings per share because the assumed issuance of such shares would be anti-dilutive. For further information on the 10.75% Units see Item 8, Note 16, “Notes Payable and Debt Financing Arrangements”, to the Consolidated Financial Statements in the Company’s Annual Report on form 10-K for the year ended December 31, 2009.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies

          Financial and Other Guarantee Exposures

          As part of the Company’s legacy financial guarantee business, the Company’s outstanding financial guarantee contracts at September 30, 2010 included the reinsurance of 37 financial guarantee contracts with total insured contractual payments outstanding of $246.7 million ($238.3 million of principal and $8.4 million of interest) and having a remaining weighted-average contract period of 14.5 years. These contracts provide credit support for a variety of collateral types. On August 5, 2010, $386.5 million of notional financial guarantee exposure (including principal and interest) on a Chilean toll road structure was eliminated when the issuer decided to prepay the debt. Following this elimination, the remaining largest exposures are comprised of (i) $108.3 million notional financial guarantee on three notes backed by zero coupon bonds and bank perpetual securities; (ii) $78.7 million notional financial guarantee on a collateralized fund obligation with a collateral cushion in excess of 60% of the Company’s exposure that is currently being wound-up in an orderly manner and (iii) the remaining $59.7 million of financial guarantees is comprised of 33 separate transactions with varying forms of underlying collateral, including pre-2000 vintage asset backed securities and municipal government bonds. The underlying financial guarantees are diversified and not individually significant.

          The total gross claim liability and unearned premiums recorded at September 30, 2010 associated with these contracts were $14.5 million and $0.6 million, respectively. Of the contracts noted above, three contracts with total insured contractual payments outstanding of $15.1 million had experienced an event of default and were considered by the Company to be non-performing at September 30, 2010, while the remaining were considered to be performing at such date.

          Surveillance procedures to track and monitor credit deteriorations in the insured financial obligations are performed by the primary obligors for each transaction on the Company’s behalf. Information regarding the performance status and updated exposure values is provided to the Company on a quarterly basis and evaluated by management in recording claims reserves.

          On June 28, 2010, the Company’s subsidiary, XL Insurance (Bermuda) Ltd (“XLI”), completed a commutation, termination and release agreement (the “Termination Agreement”) with European Investment Bank (“EIB”) which fully extinguished and terminated all of the guarantees issued to EIB by XLI in connection with financial guaranty policies between certain subsidiaries of Syncora Holdings Ltd. (formerly Security Capital Assurance Ltd, “Syncora Holdings”) and EIB. These guarantees were provided for the benefit of EIB relating to project finance transactions comprised of transportation, school and hospital projects with an average rating of BBB, written between 2001 and 2006 with anticipated maturities ranging between 2027 and 2038. The guarantees had been accounted for under Accounting Standards Codification (“ASC”) section 460-10, Guarantees (previously FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”)

          Under the Termination Agreement, XLI paid $38 million to EIB, and all of XLI’s exposures under the EIB guarantees, with aggregate par outstanding of approximately $900 million, were eliminated. In addition, a further $0.5 million was paid to EIB for expenses in relation to the termination. Pursuant to the obligations of Syncora Holdings and its affiliates (collectively “Syncora”) under the Master Commutation, Release and Restructuring Agreement (the “Master Agreement”), dated July 28, 2008, as amended, among XLI and affiliates, Syncora, and certain of Syncora’s credit default swap counterparties, Syncora paid XLI $15.0 million. The net cost of this transaction is reflected in the Company’s Consolidated Statement of Income as “Loss on Termination of Guarantee”. For further historical information regarding the above-mentioned EIB guarantees and the Master Agreement, refer to Note 4 to the Consolidated Financial Statements, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

          At December 31, 2009, the Company’s outstanding financial guarantee contracts included the reinsurance of 41 financial guarantee contracts with total insured contractual payments outstanding of $713.6 million ($568.2 million of principal and $145.4 million of interest) and having a remaining weighted-average contract period of 11.5 years. The total gross claim liability and unearned premiums recorded at December 31, 2009 were $14.5 million and $1.5 million, respectively. Of the contractual exposure existing at December 31, 2009, the Company had reinsured $423.8 million with subsidiaries of Syncora, however, at December 31, 2009 there were no gross claims liabilities or recoverables recorded. Of the 41 contracts noted above, three contracts with total insured contractual payments outstanding of $16.1 million had experienced an event of default and were considered by the Company to be non-performing at December 31, 2009, while the remaining 38 contracts were considered to be performing at such date.

13. Taxation

          During the first nine months of 2010, the Company revised its capital strategy such that it is no longer able to positively assert that all earnings arising within the United States will be permanently reinvested in that jurisdiction. As a result, the effective tax rate for the period includes a provision for withholding tax on certain earnings arising in the United States. The impact of this change on the estimated effective rate for the nine months ended September 30, 2010 is an increase of approximately 0.5%.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         General

          On July 1, 2010, XL Group plc, an Irish public limited company (“XL-Ireland”), and XL Group Ltd. (formerly, XL Capital Ltd), a Cayman Islands exempted company (“XL-Cayman”), completed a redomestication transaction in which all of the ordinary shares of XL-Cayman were exchanged for all of the ordinary shares of XL-Ireland (“the Redomestication”). As a result, XL-Cayman became a wholly owned subsidiary of XL-Ireland. Prior to July 1, 2010, unless the context otherwise indicates, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to the “Company” are to XL-Cayman and its consolidated subsidiaries. On and subsequent to July 1, 2010, unless the context otherwise indicates, references herein to the “Company” are to XL-Ireland and its consolidated subsidiaries.

          The following is a discussion of the Company’s financial condition and liquidity and results of operations. Certain aspects of the Company’s business have loss experience characterized as low frequency and high severity. This may result in volatility in both the Company’s and an individual segment’s results of operations and financial condition.

          This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that involve inherent risks and uncertainties. Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward-looking statements. These statements are based upon current plans, estimates and projections. Actual results may differ materially from those included in such forward-looking statements, and therefore undue reliance should not be placed on them. See “Cautionary Note Regarding Forward-Looking Statements” below for a list of factors that could cause actual results to differ materially from those contained in any forward-looking statement, as well as Item 1, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

         Executive Overview

          See “Executive Overview” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

         Results of Operations and Key Financial Measures

          The following table presents an analysis of the Company’s net income available to ordinary shareholders and other financial measures (described below) for the three and nine months ended September 30, 2010 and 2009:

(U.S. dollars and shares in thousands, except per share amounts) (Unaudited)	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine months Ended September 30,

	2010	2009	2010	2009

Net income attributable to ordinary shareholders	$77,543	$(11,402)	$397,350	$246,926
Earnings per ordinary share – basic	$0.23	$(0.03)	$1.17	$0.73
Earnings per ordinary share – diluted	$0.23	$(0.03)	$1.16	$0.73
Weighted average number of ordinary shares and ordinary share equivalents – basic	338,724	342,118	340,927	339,095
Weighted average number of ordinary shares and ordinary share equivalents – diluted	339,819	342,620	341,764	339,349
Change in fully diluted book value per ordinary share	1.82	4.95	4.96	8.38

          The following are some of the financial measures management considers important in evaluating the Company’s operating performance:

(U.S. dollars and shares in thousands, except per share amounts) (Unaudited)	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine months Ended September 30,

	2010	2009	2010	2009

Underwriting profit (loss) – P&C operations	$64,666	$88,279	$152,729	$281,570
Combined ratio – P&C operations	94.9%	93.2%	95.9%	92.8%
Net investment income – P&C operations	$216,348	$232,908	$662,531	$733,255
Annualized return on average shareholders’ equity	3.2%	(0.6)%	5.8%	5.0%

	(Unaudited) September 30, 2010	December 31, 2009

Book value per ordinary share	$30.06	$24.64
Fully diluted book value per ordinary share (1)	$29.56	$24.60

(1)

Book value per ordinary share and fully diluted book value per ordinary share are non-GAAP financial measures and represent book value per ordinary share (Total shareholders’ equity less preference shareholders’ equity and non-controlling interest in equity of consolidated subsidiaries, divided by the number of outstanding ordinary shares at any period end) combined with the impact from dilution of share based compensation and certain conversion features at any period end. The Company believes that fully diluted book value per ordinary share is a financial measure important to investors and other interested parties who benefit from having a consistent basis for comparison with other companies within the industry. However, this measure may not be comparable to similarly titled measures used by companies either outside or inside of the insurance industry.

Key Financial Measures

Underwriting profit – property and casualty (“P&C”) operations

          One way that the Company evaluates the performance of its insurance and reinsurance operations is the underwriting profit or loss. The Company does not measure performance based on the amount of gross premiums written. Underwriting profit or loss is calculated from premiums earned less net losses incurred and expenses related to underwriting activities. The Company’s underwriting profit for the three month period ended September 30, 2010 was primarily reflective of the combined ratio discussed below.

Combined ratio – P&C operations

          The combined ratio for P&C operations is used by the Company and many other insurance and reinsurance companies as another measure of underwriting profitability. The combined ratio is calculated from the net losses incurred and underwriting expenses as a ratio of the net premiums earned for the Company’s insurance and reinsurance operations. A combined ratio of less than 100% indicates an underwriting profit and greater than 100% reflects an underwriting loss. The Company’s combined ratio for the nine months ended September 30, 2010 is higher than for the same period in the previous year, primarily as a result of an increase in the loss and loss expense ratio, partially offset by a decrease in the underwriting expense ratio. The loss and loss expense ratio has increased as a result of higher levels of catastrophe losses and other large loss events in both the insurance and reinsurance segments. The decreased underwriting expense ratio reflects the Company’s restructuring activities over the last several years.

Net investment income – P&C operations

          Net investment income related to P&C operations is an important measure that affects the Company’s overall profitability. The largest liability of the Company relates to its unpaid loss reserves, and the Company’s investment portfolio provides liquidity for claims settlements of these reserves as they become due. Thus, a significant part of the investment portfolio is invested in fixed income securities. Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates and credit spreads and changes in overall asset allocation. Net investment income related to P&C operations decreased by $70.7 million during the first nine months of 2010 as compared to the same period in the prior year. Overall, portfolio yields have decreased as a result of the impact of declines in U.S. interest rates, and particularly the impact of decreased U.S. Dollar Libor on the Company’s floating rate securities. Should investments yields remain low, overall profitability and cash flow will continue to be negatively impacted. In addition, the Company increased its holdings in lower-yielding cash, government and agency RMBS securities in connection with its investment portfolio de-risking efforts as the Company re-aligned its portfolio to one more typical of a P&C portfolio.

Book value per ordinary share

          Management also views the change in the Company’s book value per ordinary share as an additional measure of the Company’s performance. Book value per ordinary share is calculated by dividing ordinary shareholders’ equity by the number of outstanding ordinary shares at any period end. Book value per ordinary share is affected primarily by the Company’s net income (loss), by any changes in the net unrealized gains and losses on its investment portfolio and currency translation adjustments and by the impact of any share buyback or issuance activity.

          Book value per ordinary share increased by $5.42 in the first nine months of 2010 as compared to an increase of $8.42 during the first nine months of 2009 as a result of improved investment fair values, higher net income and the impact of share buyback activity. During the first nine months of 2010, there was a decrease in net unrealized losses on available for sale investments of $1.4 billion, net of tax, as compared to December 31, 2009. The improved investment fair values were due in large part to declining interest rates during the first nine months of 2010.

Net income attributable to ordinary shareholders increased by $150.4 million during the first nine months of 2010 compared to the first nine months of 2009. This increase was comprised of an increase in net income attributable to XL Group plc of $338.2 million offset by a decrease of $195.2 million in the gains associated with the two separate purchases of portions of the Company’s Redeemable Series C Preference Ordinary Shares that were completed during the first nine months of each of 2010 and 2009.

          During the three months ended September 30, 2010, the Company purchased and cancelled 13.9 million ordinary shares for $268.6 million. These purchases were accretive to book value per share as they were done at prices lower than book value. In addition, the Company purchased and cancelled 4.9 million ordinary shares during October 2010 for $106.8 million. In combination, these purchases totaled $375.4 million, the full amount still remaining under the Company’s share buyback program. On November 2, 2010, the Company announced that its Board of Directors approved a new share buyback program, authorizing the Company to purchase up to $1.0 billion of its Class A ordinary shares.

          As noted above, fully diluted book value per ordinary share represents book value per ordinary share combined with the impact from dilution of share based compensation and certain conversion features at any period end. Fully diluted book value per ordinary share increased by $4.96 during the nine months ended September 30, 2010 as compared to an increase of $8.38 during the nine months ended September 30, 2009, as a result of the factors noted above.

Annualized return on average ordinary shareholders’ equity

          Return on average ordinary shareholder’s equity (“ROE”) is another non-GAAP financial measure that management considers important in evaluating the Company’s operating performance. ROE is calculated by dividing the net income for any period by the average of the opening and closing ordinary shareholders’ equity. The Company establishes minimum target ROEs for its total operations, segments and lines of business. If the Company’s minimum ROE targets over the longer term are not met with respect to any line of business, the Company seeks to modify and/or exit these lines. In the first nine months of 2010, annualized ROE was 5.8%, 0.8 percentage points higher than the same period in the prior year when it was 5.0%. This was the result of increased net income which was largely offset by significantly higher equity levels during 2010 following the increase in the fair value of the Company’s investment portfolio. The opening and closing ordinary shareholders’ equity were determined by subtracting from opening and closing shareholders’ equity attributable to XL Group plc, the non-controlling interest in equity of consolidated subsidiaries and the preference ordinary shareholders’ equity balances.

Significant Items Affecting the Results of Operations

          The Company’s net income and other financial measures as shown above for the three and nine months ended September 30, 2010 have been affected by, among other things, the following significant items:

1)	The impact of natural catastrophes and large loss events in 2010;

2)	Market movement impacts on the Company’s investment portfolio; and

3)	Continuing competitive factors impacting the underwriting environment.

1) The impact of natural catastrophes and large loss events in 2010

          Net losses incurred from natural catastrophes were higher during the first nine months of 2010 at $266.4 million as compared to $63.2 million in the same period of 2009. Notable natural catastrophes during this period included the Chilean Earthquake, European Windstorm Xynthia, U.S. tornadoes and hailstorm activity, the New Zealand Earthquake and floods in Central Europe and China. In addition, other large loss events in the third quarter as well as property losses relating to the Deepwater Horizon oil rig contributed to the higher risk losses in 2010 than during 2009.

          Management’s preliminary loss estimate of the total property loss exposure to the Deepwater Horizon oil rig, net of reinsurance and reinstatement premium, was approximately $27.4 million, of which $12.5 million is attributable to the Insurance segment and $14.9 million to the Reinsurance segment.

          The Company is a major writer of large, complex energy-related (re)insurance coverages and manages its exposure through, among other items, the purchase of reinsurance. The Company continues to assess its potential third party liability exposures arising out of the Deepwater Horizon oil rig explosion in the Gulf. However, given that the facts are still developing, as well as the complexities of the nature of the event including indemnities from BP, other defenses to liability based on contract and common law and coverage issues, it is too early to estimate losses at this time.

          For further details see the segment results in the “Income Statement Analysis” below.

2) Market movement impacts on the Company’s investment portfolio

          During the three months ended September 30, 2010, interest rates declined in the Company’s major markets combined with tightening of corporate credit spreads. The net impact of the market conditions on the Company’s investment portfolio for the quarter resulted in an improvement in net unrealized losses on available for sale investments as compared to June 30, 2010 of $0.5 billion. This represents approximately a 1.0% appreciation in average assets for the quarter ended September 30, 2010.

          The following table provides further detail regarding the movements in the global credit markets, as well as in government interest rates using some selected market indices:

	Interest Rate Movement for the quarter ended September 30, 2010 (1) (‘+’/’-’ represents increases / decreases in interest rates)	Credit Spread Movement for the quarter ended September 30, 2010 (2) (‘+’/ ‘-’ represents widening / tightening of credit spreads)

United States	- 51 basis points (5 year Treasury)	- 29 basis points (U.S. Corporate A rated)
	- 24 basis points (3 month LIBOR)	+ 80 basis points (U.S. Agency RMBS, AAA rated) (3)
- 36 basis points (U.S. CMBS, AAA rated)
United Kingdom	- 41 basis points (10 year Gilt)	- 14 basis points (UK Corporate, AA rated)
Euro-zone	+ 3 basis points (5 year Bund)	- 33 basis points (Europe Corporate, A rated)

(1)	Source: Bloomberg Finance L.P.

(2)	Source: Merrill Lynch Global Indices.

(3)

During the third quarter of 2010, the index provider changed its prepayment model which resulted in a large increase in credit spreads due to assumptions in timing. Cash spreads on Agency RMBS widened modestly during the quarter.

          During the nine months ended September 30, 2010, interest rates declined in the Company’s major markets combined with tightening of corporate credit spreads. The net impact of the market conditions on the Company’s investment portfolio for the quarter resulted in an improvement of $1.4 billion in the net unrealized loss position on available for sale investments as compared to December 31, 2009. This represents approximately a 3.1% appreciation in average assets for the nine months ended September 30, 2010.

          The following table provides further detail regarding the movements in the global credit markets, as well as in government interest rates using some selected market indices:

	Interest Rate Movement for the nine months ended September 30, 2010 (1) (‘+’/’-’ represents increases / decreases in interest rates)	Credit Spread Movement for the nine months ended September 30, 2010 (2) (‘+’/ ‘-’ represents widening / tightening of credit spreads)

United States	- 142 basis points (5 year Treasury)	- 15 basis points (U.S. Corporate A rated)
	+ 4 basis points (3 month LIBOR)	+ 47 basis points (U.S. Agency RMBS, AAA rated)
- 125 basis points (U.S. CMBS, AAA rated)
United Kingdom	- 107 basis points (10 year Gilt)	- 15 basis points (UK Corporate, AA rated)
Euro-zone	- 94 basis points (5 year Bund)	+ 1 basis points (Europe Corporate, A rated)

(1)	Source: Bloomberg Finance L.P.

(2)	Source: Merrill Lynch Global Indices.

          Net realized losses on investments in the three and nine months ended September 30, 2010 totaled $37.9 million and $135.6 million, respectively, related to the impairment of certain of the Company’s fixed income, equity and other investments, where the Company determined that there was an other-than-temporary decline in the value of those investments which was related to credit. For further information, see Item 1, Note 5, “Investments”, herein.

3) Continuing competitive factors impacting the underwriting environment

          Insurance

          The trading environment for the core lines of insurance business written by the Company remains difficult as competitive pressures continue. The Company continues its disciplined underwriting approach to grow on a very selective basis and exit lines where margins are unacceptable. Overall premium rates reflected an aggregate price decrease of approximately 1.6% for the quarter, largely influenced by 6-8% rate declines in the Insurance segment’s professional lines and property books offset by some increases in certain niche specialty and casualty lines. Retention ratios have continued to experience a significant improvement over the prior year quarter as concerns over the Company’s financial condition have dissipated. The Company continues to develop new business opportunities in several areas, particularly in certain global specialty and global professional lines.

          The following table provides an analysis of gross premiums written, net premiums written and net premiums earned for the Insurance segment for the nine month periods ended September 30, 2010 and 2009:

	(Unaudited) Nine months Ended September 30, 2010			(Unaudited) Nine months Ended September 30, 2009

(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

Casualty – professional lines	$944,251	$858,669	$991,271	$975,292	$909,834	$944,441
Casualty – other lines	736,746	452,569	462,252	772,826	463,732	492,507
Property catastrophe	(7)	115	115	(30)	1,758	1,758
Other property	541,459	290,014	308,483	518,946	262,205	325,966
Marine, energy, aviation, and satellite	526,130	443,664	408,184	508,039	402,215	431,412
Other specialty lines (1)	458,142	391,310	454,696	450,046	367,045	475,332
Other (2)	(5,030)	(8,056)	(1,731)	8,867	6,863	14,925
Structured indemnity	7,720	7,272	14,555	3,657	3,366	10,610

Total	$3,209,411	$2,435,557	$2,637,825	$3,237,643	$2,417,018	$2,696,951

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, specie, middle markets and excess and surplus lines.

(2)	Other includes credit and surety and other lines.

          Reinsurance

          Competitive market conditions persist for the Reinsurance segment especially in long tail lines. July 1 renewals saw U.S. catastrophe rates deteriorate on a risk adjusted basis by 10% and international rates decrease by 5%. Gross premiums written decreased by 5.0% while net premiums increased by 3.3% during the three months ended September 30, 2010 compared with the three months ended September 30, 2009. The gross premium written decrease was primarily from reduced new and renewal business in the U.S. and Bermuda, some timing differences of inceptions in Bermuda along with reduced premium estimates on proportional treaties and lower premiums from a U.S. agricultural program due to lower commodity prices. The net premium increase resulted from the reduced reinsurance costs on the U.S. agricultural program.

          The market expectation is that these competitive trading conditions will continue for some time to come and in most sectors of the market. The Reinsurance segment continues its philosophy of disciplined underwriting as we prepare for year-end renewals.

          The following table provides an analysis of gross premiums written, net premiums written and net premiums earned for the Reinsurance segment for the nine month periods ended September 30, 2010 and 2009:

	(Unaudited) Nine months Ended September 30, 2010			(Unaudited) Nine months Ended September 30, 2009

(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

Casualty – professional lines	$208,683	$208,644	$165,633	$162,882	$162,685	$171,729
Casualty – other lines	200,944	197,555	170,987	173,758	168,585	177,531
Property catastrophe	363,995	319,352	242,745	353,073	301,346	231,471
Other property	749,225	517,836	381,963	797,309	516,981	417,898
Marine, energy, aviation, and satellite	111,792	103,780	66,807	83,821	80,062	64,011
Other (1)	110,005	93,628	82,026	147,741	124,631	131,519
Structured indemnity	849	849	669	7,400	7,400	6,205

Total	$1,745,493	$1,441,644	$1,110,830	$1,725,984	$1,361,690	$1,200,364

(1)	Other includes employers’ liability, surety, political risk and other lines.

Other Key Focuses of Management

          Throughout the latter part of 2009 and into 2010, the Company remains focused on, among other things, tailoring the Company’s business model to focus on core P&C business and enhancing its enterprise risk management capabilities. Details relating to these initiatives are discussed in Other Key Focuses of Management in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. That discussion is updated with the disclosures set forth below.

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

          In relation to the Company’s capital position, during the third quarter of 2007, the Company’s Board of Directors approved a share buyback program, authorizing the Company to purchase up to $500.0 million of its Class A ordinary shares. As of July 1, 2010, $375.4 million ordinary shares remained available for purchase under the program. During the third quarter of 2010, the Company purchased and cancelled 13.9 million ordinary shares under the program for $268.6 million. In addition, the Company purchased and cancelled 4.9 million ordinary shares during October 2010 for $106.8 million. In combination, these purchases totaled $375.4 million, the full amount remaining under the program. On November 2, 2010, the Company announced that its Board of Directors approved a new share buyback program, authorizing the Company to purchase up to $1.0 billion of its Class A ordinary shares.

          In addition, on February 12, 2010, the Company redeemed approximately 4.4 million Series C Preference Ordinary Shares with a liquidation value of $110.8 million for approximately $94.2 million. As a result, a book value gain to ordinary shareholders of approximately $16.6 million was recorded in the first quarter of 2010.

          Risk Management

          The Company’s risk appetite framework guides its strategies relating to, among other things, capital preservation, earnings volatility, net worth at risk, operational loss, liquidity standards, capital rating and capital structure. This framework also addresses the Company’s tolerance to risks from material individual events (e.g., natural or man made catastrophes such as terrorism), the Company’s investment portfolio, realistic disaster scenarios that cross multiple lines of business and risks related to some or all of the above that may actualize concurrently, with the objective of preserving the Company’s capital base.

          In relation to event risk management, the Company establishes net underwriting limits for individual large events as follows:

1.

The Company imposes limits for each peril region/event type at a 1% exceedance probability. If the Company was to deploy the full limit, for any given peril region/event type, there would be a 1% probability that an event would occur during the next year which would result in a net underwriting loss in excess of the limit.

2.

The Company also imposes limits for each natural catastrophe peril region at a 1% tail value at risk (“TVaR”) probability. This statistic indicates the average amount of net loss expected to be incurred given that a loss above the 1% exceedance probability level has occurred.

3.

The Company also imposes limits for certain other event types at a 0.4% exceedance probability as described in further detail below. If the Company were to deploy the full limit, for any given event type, there would be a 0.4% probability that an event would occur during the next year which would result in a net underwriting loss in excess of the limit.

          For planning purposes and to calibrate risk tolerances for business to be written from September 30, 2010 through September 30, 2011, the Company set its underwriting limits as a percent of September 30, 2010 Tangible Shareholders’ Equity (hereafter, “Tangible Shareholders’ Equity”). Tangible Shareholders’ Equity is defined as Total Shareholders’ Equity less Goodwill and Other Intangible Assets. These limits may be recalibrated, from time to time, to reflect material changes in Total Shareholders’ Equity that may occur after September 30, 2010, at the discretion of management and as overseen by the Board.

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

          In setting underwriting limits, the Company also considers such factors as:

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

          Loss exposure estimates for all event risks are derived from a combination of commercially available and internally developed models together with the judgment of management, as overseen by the Board. Actual incurred losses may vary materially from the Company’s estimates. Factors that can cause a deviation between estimated and actualized loss potential include:

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

          The table below shows the Company’s estimated per event net 1% and 0.4% exceedance probability exposures for certain peak natural catastrophe perils regions. These estimates assume that amounts due from reinsurance and retrocession purchases are 100% collectible. There may be credit or other disputes associated with these potential receivables.

			1-in 100 Event		1-in 250 Event

Geographical Zone (U.S. dollars in millions)	Peril	Measurement Date of In- Force Exposures (2)	Probable Maximum Loss (1)	Percentage of Shareholders’ Equity at September 30, 2010	Probable Maximum Loss (1)	Percentage of Shareholders’ Equity at September 30, 2010

California	Earthquake	July 1, 2010	$549	5.1%	$853	7.8%
U.S.	Windstorm	July 1, 2010	890	8.2%	1,210	11.1%
Europe	Windstorm	July 1, 2010	390	3.6%	552	5.1%
Japan	Earthquake	July 1, 2010	219	2.0%	309	2.8%
Japan	Windstorm	July 1, 2010	134	1.2%	226	2.1%

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

          Regulatory Change

          Management continues to actively monitor the various regulatory bodies and initiatives that impact the Company globally and assess the potential for significant impact on results or operations. The European Commission is in the process of implementing changes to the prudential regulation of European insurers, known as Solvency II, with a timeline to achieve full compliance by 2013. Solvency II is designed to impose economic risk-based solvency requirements across all EU Member States. Advice and implementation consists of three pillars: (1) Pillar I – quantitative capital requirements, based on a valuation of the entire balance sheet; (2) Pillar II – qualitative regulatory review, which includes governance, internal controls, enterprise risk management and supervisory review process, and (3) Pillar III – market discipline, which is accomplished through reporting of the insurer’s financial condition to regulators and the public. Other jurisdictions such as Bermuda are in the process of implementing consistent changes to strengthen their capital and risk management requirements in order to be considered equivalent for purposes of group regulatory considerations. The Company has significant resources supporting the regulatory process, such as the Solvency II Quantitative Impact Studies and Bermuda Monetary Authority regulatory data calls, and these resources are also actively engaged in the implementation across the Company.

          Strategy Implementation

          As a continuing part of the Company’s effort to implement its strategy, management has created an Office of Strategic Growth that is headed by Greg Hendrick, newly appointed Executive Vice President, Strategic Growth. This office will oversee the implementation of the strategic plan, coordinate the work of the implementation work streams and the create of planning milestones and metrics for success.

     Management of Legacy Financial Exposures

          Over the past two years, the Company has focused on the management of certain legacy financial businesses, which were put into run-off in 2008. These businesses include certain outstanding written credit default swap and financial guarantee contracts. On August 5, 2010, $386.5 million of notional financial guarantee exposure (including principal and interest) on a Chilean toll road structure was eliminated when the issuer decided to prepay the debt. During the second quarter of 2010, management was successful in commuting the Company’s exposure to the European Investment Bank. The Company continues to look for opportunities that make business sense to reduce and, where possible, terminate these non-core exposures. These exposures and any related transactions are more fully described in Item 1, Note 6, “Derivative Instruments (d)(ii) – Financial Operations Derivatives – Credit Exposure” herein and Item 1, Note 12, “Financial and Other Guarantee Exposures” herein, respectively. The following is a summary of the outstanding exposures:

Form of Transaction (U.S. dollars in millions) (Unaudited)	Principal and Interest Outstanding September 30, 2010

Financial Guarantee	$246.7
Credit Default Derivatives	261.5

Total Exposure	$508.2

Current Reserves / Liabilities Reported	$40.4

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

         Segment Results for the three months ended September 30, 2010 compared to the three months ended September 30, 2009

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

          The following table summarizes the underwriting results for this segment:

	(Unaudited) Three Months Ended September 30,

(U.S. dollars in thousands)	2010	2009	% Change

Gross premiums written	$991,781	$1,022,178	(3.0)%
Net premiums written	776,869	818,244	(5.1)%
Net premiums earned	872,148	905,350	(3.7)%
Net losses and loss expenses	(640,999)	(630,324)	1.7%
Acquisition costs	(109,788)	(107,008)	2.6%
Operating expenses	(155,816)	(155,645)	0.1%

Underwriting profit (loss)	$(34,455)	$12,373	NM *
Net results – structured products	$3,015	$3,852	(21.7)%
Fee income and other	(3,713)	(5,894)	37.0%

*	NM – Not meaningful

          Gross premiums written decreased by 3.0% during the three months ended September 30, 2010 compared with same period of 2009. Gross premiums written decreased by 1.6% when evaluated in the local currency. In general, the decrease was driven by continued challenging market conditions and strong competition, which are still negatively impacting pricing across many lines but most significantly professional and property lines. The decrease was also impacted by fewer long term agreement premiums, unfavorable foreign exchange rates and reduced premiums from the run-off of a large North American P&C automobile warranty program. These decreases have been partially offset by improved retention rates across most lines of business and new business growth in primary casualty, upper middle market, marine and offshore energy, general aviation, specie and equine businesses.

          Net premiums written decreased by 5.1% in the three month period ended September 30, 2010 compared with the same period of 2009. The decrease resulted from the gross written premium decrease outlined above coupled with an increase in ceded written premiums. Ceded written premiums increased by 5.4% in the three month period ended September 30, 2010 compared with the three month period ended September 30, 2009, due largely to increased reinsurance costs on property and environmental lines as well as higher facultative utilization in primary casualty. These increases have been partially offset by return premiums in aviation and reduced ceded premiums from the run-off of the automobile warranty program noted above.

          Net premiums earned decreased by 3.7% in the three month period ended September 30, 2010 compared with the same period of 2009. The decrease primarily resulted from the overall earn-out of lower net premiums written in the past twelve months due to many of the factors noted above.

          The following table presents the ratios for this segment:

	(Unaudited) Three Months Ended September 30,

	2010	2009

Loss and loss expense ratio	73.5%	69.6%
Underwriting expense ratio	30.5%	29.0%

Combined ratio	104.0%	98.6%

          The loss and loss expense ratio includes net losses incurred for both the current quarter and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Insurance segment for the three month periods ended September 30, 2010 and 2009:

	(Unaudited) Three Months Ended September 30,

(U.S. dollars in millions)	2010	2009

Property	$8.0	$(23.1)
Casualty	(9.2)	12.1
Professional	(0.6)	2.6
Specialty and other	6.3	—

Total	$4.5	$(8.4)

Loss and loss expense ratio excluding prior year development	73.0%	70.5%

          Excluding prior year development, the loss ratio for the three months ended September 30, 2010 increased by 2.5 loss percentage points as compared to the same period in 2009, due primarily to natural catastrophe losses occurring in the quarter ended September 30, 2010. The New Zealand earthquake and Central Europe floods contributed $11.1 million and $14.0 million in losses, respectively, to the quarter. Excluding unfavorable prior year development, natural catastrophe losses and related reinstatement premiums in both quarters, the loss ratio increased by 1.2 points from 2009 to 2010 due to several individual large loss events in property and excess casualty partially offset by specific loss ratio improvement from one run off financial lines contract.

          Net unfavorable prior year reserve development of $4.5 million for the three months ended September 30, 2010 was mainly attributable to the following:

▪	For property lines, net prior year development during the quarter was $8.0 million unfavorable due to higher than expected loss activity for the non-U.S. lines of business.

▪	For casualty lines, net prior year development during the quarter was $9.2 million favorable due mainly to foreign exchange movements.

▪	For professional lines, net prior year development was $0.6 million favorable due to marginally better than expected attritional loss activity.

▪

For specialty and other lines, net prior year development was $6.3 million unfavorable mainly in the excess and surplus lines where reserve assumptions on loss and allocated loss adjustment expenses were revised.

          The increase in the underwriting expense ratio in the three months ended September 30, 2010 compared to the same period in 2009 was due to an increase in the operating expense ratio of 0.7 points (17.9% as compared to 17.2%) and an increase in the acquisition expense ratio of 0.8 points (12.6% as compared to 11.8%). Operating expenses were flat against a decrease in net premiums earned. The increase in the acquisition expense ratio is largely attributable to changes in the mix of business, higher commission rates in certain lines and lower ceding commission income on ceded casualty treaties.

          Fee income and other increased in the three months ended September 30, 2010 as compared to the same period of 2009 mainly as a result of an increase in engineering fee income associated with the Company’s loss prevention consulting services business.

          Net results from structured insurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Net results from these contracts for the three months ended September 30, 2010 have decreased compared to the same period in 2009. The modest decrease reflects the fact that this line of business is in run off.

          Reinsurance

          The Company’s Reinsurance segment provides casualty, property risk (including energy and engineering), property catastrophe, marine, aviation, and other specialty reinsurance on a global basis with business being written on both a proportional and non-proportional basis and in certain limited instances on a direct basis.

          The following table summarizes the underwriting results for this segment:

	(Unaudited) Three Months Ended September 30,

(U.S. dollars in thousands)	2010	2009	% Change

Gross premiums written	$533,730	$562,031	(5.0)%
Net premiums written	389,203	376,875	3.3%
Net premiums earned	396,593	388,529	2.1%
Net losses and loss expenses	(170,981)	(187,914)	(9.0)%
Acquisition costs	(82,271)	(81,971)	0.4%
Operating expenses	(44,220)	(42,738)	3.5%

Underwriting profit	$99,121	$75,906	30.6%
Net results – structured products	$(9,829)	$7,729	NM *
Fee income and other	1,017	578	76.0%

*	NM – Not meaningful

          Gross premiums written decreased by 5.0% during the three months ended September 30, 2010 compared with the same period of 2009. Gross premiums written decreased by 5.2% when evaluated in the local currency. The decrease was mainly from the North America property business where there have been lower premiums on a US agricultural program due to lower commodity prices, and Bermuda business where third quarter new business incepting was lower than the prior year due to the timing of inceptions, business not renewed and certain reductions in price and capacity. However, offsetting the decrease was premium growth primarily in Latin America with North American casualty premiums also significantly increased on the prior year quarter due to business being renewed with the Company underwriting an increased portion of the risk.

          Net premiums written increased by 3.3% in the three month period ended September 30, 2010 compared with the same period of 2009. The increase resulted from a 21.9% decrease in ceded written premium which reflects the reduction in premiums on the US agricultural program, outlined above, which has a high ceding ratio.

          Net premiums earned increased by 2.1% in the three month period ended September 30, 2010 compared with the same period of 2009. The increase is due to the reduction in ceded premiums earned partially offset by the overall reduction in net premiums written over the last 24 months and the resulting earn-out of these lower net premiums written.

          The following table presents the ratios for this segment:

	(Unaudited) Three Months Ended September 30,

	2010	2009

Loss and loss expense ratio	43.1%	48.4%
Underwriting expense ratio	31.9%	32.1%

Combined ratio	75.0%	80.5%

          The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Reinsurance segment for the three month periods ended September 30, 2010 and 2009:

	(Unaudited) Three Months Ended September 30,

(U.S. dollars in millions)	2010	2009

Property and other short-tail lines	$(30.1)	$(30.5)
Casualty and other	(56.7)	(35.4)

Total	$(86.8)	$(65.9)

Loss and loss expense ratio excluding prior year development	65.0%	65.3%

          Excluding prior year development, the loss ratio for the quarter ended September 30, 2010 decreased by 0.3 loss percentage points compared with the same period of 2009. Excluding favorable prior year development, catastrophe losses and related reinstatement premiums in both quarters, the loss ratio decreased by 6.7 percentage points from 2009 to 2010. These improvements relate primarily to changes in business mix, including higher non-U.S. vs. U.S. casualty writings and lower agricultural premiums, lower levels of attritional property losses and a reduction in losses from the run off financial lines unit.

          Net favorable prior year reserve development for the Reinsurance segment of $86.8 million for the quarter ended September 30, 2010 was mainly attributable to the following:

▪	Net favorable prior year development of $30.1 million for the short-tailed lines in the quarter and details of these by specific lines are as follows:

	▪	$11.2 million in favorable property catastrophe development primarily due to $7.2 million of European windstorm reserve releases and small Hurricanes Katrina and Rita reserve reductions.

	▪	$10.8 million in favorable property other development due to reported losses coming in lower than expected across most lines of business and most underwriting years.

▪

$8.1 million in favorable marine and aviation lines primarily due to favorable development of European and Latin American marine books where there has been better than expected activity across most underwriting years.

▪	Net favorable prior year development of $56.7 million for the long-tailed lines in the quarter is wholly attributable to favorable casualty development as outlined below:

▪

$23.0 million in favorable casualty development primarily related to $11.2 million in better than expected activity following an annual review in the European casualty book of business and $24.9 million related to favorable development on Enron-related professional liability claims, partially offset by adverse development related to an account impacted by Italian hospital medical malpractice exposures.

	▪	$33.7 million in favorable other lines development due primarily to net favorable development of $29.5 million related to the reinsurance-to-close (“RITC”) of the 2007 year of account.

          The decrease in the underwriting expense ratio in the three months ended September 30, 2010 compared to the same period in 2009 was due to a marginal decrease in the acquisition expense ratio of 0.4 points (20.7% as compared to 21.1% in 2009) offset by an increase in the operating expense ratio of 0.2 points (11.2% as compared to 11.0% in 2009). The decrease in the acquisition expense ratio was a result of a change in the mix of business. The marginal increase in the operating expense ratio is attributable to timing differences in corporate allocated expenses which lowered the charge for some operating expenses in the quarter ended September 30, 2009 when compared to September 30, 2010.

          Fee income and other increased by $0.5 million in the quarter ended September 30, 2010 as compared to the same period of 2009 due mainly to year over year fee increases in South America.

          Net results from structured reinsurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Net results from these products for the three months ended September 30, 2010 decreased compared to the same period in 2009 due to higher interest expense associated with an accretion rate adjustment recorded in the current quarter based on changes in expected cash flows on one of the larger deposit accounted transactions.

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

          Prior to the decision being made to run-off the U.K. and Irish business, products offered included a broad range of underlying lines of life reinsurance business, including term assurances, group life, critical illness cover, immediate annuities and disability income. In addition, prior to selling the renewal rights to the Continental European business, the products offered included short-term life, accident and health business. The segment also covers a range of geographic markets, with an emphasis on the U.K., U.S., Ireland and Continental Europe.

          The following summarizes the contribution from this segment:

	(Unaudited) Three Months Ended September 30,

(U.S. dollars in thousands)	2010	2009	% Change

Gross premiums written	$103,957	$156,870	(33.7)%
Net premiums written	96,444	146,941	(34.4)%
Net premiums earned	96,586	151,840	(36.4)%
Claims and policy benefits	(144,358)	(185,067)	(22.0)%
Acquisition costs	(6,114)	(23,867)	(74.4)%
Operating expenses	(2,372)	(5,903)	(59.8)%
Net investment income	78,387	88,788	(11.7)%
Fee income and other	54	62	(12.9)%
Realized and unrealized gains (losses) on investments	(1,512)	(5,393)	(72.0)%

Contribution from Life operations	$20,671	$20,460	1.0%

          The following table is an analysis of the Life operations gross premiums written, net premiums written and net premiums earned for the three month periods ended September 30, 2010 and 2009:

	(Unaudited) Three Months Ended September 30, 2010			(Unaudited) Three Months Ended September 30, 2009

(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

Other Life	$64,465	$64,066	$64,208	$114,414	$112,140	$117,037
Annuity	39,492	32,378	32,378	42,456	34,801	34,803

Total	$103,957	$96,444	$96,586	$156,870	$146,941	$151,840

          Gross premiums written relating to other life business decreased by $49.9 million in the three months ended September 30, 2010 as compared to the same period in 2009 mainly due to a $33.0 million decrease as a result of the novation of a long-term care treaty and the novation/recapture of a number of term assurance treaties during the second half of 2009 and at the end of the first quarter 2010, $10.4 million from the sale of the U.S. business during the fourth quarter of 2009, and unfavorable foreign exchange movement of $5.2 million. Gross premiums written relating to annuity business decreased by $3.0 million in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 mainly due to unfavorable foreign exchange rate movements.

          Ceded premiums written during the quarter ended September 30, 2010 decreased by $2.4 million as compared to the quarter ended September 30, 2009 as a result of both last year’s higher cession ratio associated with short-term life, accident and health business underwritten in the 2009 underwriting year, which occurred as part of the sale of the renewal rights as mentioned above, and the sale of the U.S. business, as well as favorable foreign exchange movement.

          Net premiums earned in the third quarter of 2010 decreased 36.4% as compared to the third quarter of 2009. This decrease was consistent with the decrease in gross and net premiums written as described above.

          Claims and policy benefit reserves decreased by $40.7 million or 22.0% in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, a decrease consistent with the decrease in gross premiums written associated with term assurance business as noted above, as well as the sale of the U.S. business during the fourth quarter of 2009, and including favorable foreign exchange movements. Changes in claims and policy benefits include the movement in policy benefit reserves related to other contracts (such as immediate annuities) where investment assets were acquired with the assumption of the policy benefit reserves at the inception of the contract.

          For the three months ended September 30, 2010, acquisition costs decreased by 74.4% as compared to the same period in 2009, largely as a result of the decrease in net premium written associated with the term assurance business as noted above, as well as lower acquisition costs associated with the run-off of the short-term life, accident and health business. Operating expenses decreased by 59.8% in the first quarter of 2010 as compared to the same period in the prior year due mainly to lower compensation expenses as a result of overall lower staffing levels.

          Net investment income is included in the calculation of contribution from Life operations, as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. Net investment income decreased by $10.4 million or 11.7% in the three months ended September 30, 2010, as compared to the same period in 2009, primarily as a result of foreign exchange impacts.

          See below for an analysis of the Company’s total realized losses on investments during the three months ended September 30, 2010.

         Investment Activities

          The following table illustrates the change in net investment income from P&C operations, net income from investment fund affiliates, net realized gains (losses) on investments and net realized and unrealized gains (losses) on investments in derivative instruments for the three months ended September 30, 2010 and 2009:

	(Unaudited) Three Months Ended September 30,

(U.S. dollars in thousands)	2010	2009	% Change

Net investment income – P&C operations	$216,348	$232,908	(7.1)%
Net income (loss) from investment fund affiliates (1)	3,105	42,288	NM	*
Net realized gains (losses) on investments	(68,755)	(325,520)	NM	*
Net realized and unrealized gains (losses) on derivative instruments	12,473	(9,133)	NM	*

(1)

The Company records the income related to alternative fund affiliates on a one month lag and the private investment fund affiliates on a three month lag in order for the Company to meet the accelerated filing deadlines.

*	NM – Not meaningful

          Net investment income related to P&C operations decreased in the quarter ended September 30, 2010 compared with the same period of 2009 due primarily to declining portfolio yields. Overall, portfolio yields have decreased as a result of the impact of declines in U.S. interest rates, lower prevailing reinvestment yields and investment portfolio de-risking efforts.

          Net income from investment fund affiliates decreased significantly in the quarter ended September 30, 2010 compared to the same period of 2009. This was mainly due to particularly strong results in the Company’s equity accounted alternative funds in the quarter ended September 30, 2009 but also reflected the current market conditions for the alternative funds and private investment portfolio.

          The Company manages its investment grade fixed income securities in accordance with investment guidelines approved by the Board of Directors. Due to the unique nature of the underlying liabilities, customized benchmarks are used to measure investment performance and comparison to standard market indices is not meaningful. Investment performance is not monitored for certain assets primarily consisting of operating cash and special regulatory deposits. The following is a summary of the investment portfolio returns for the three months ended September 30, 2010 and 2009:

	(Unaudited) Three Months Ended September 30,

	2010(1)	2009 (1)

Fixed income portfolios
USD fixed income portfolio	1.6%	4.7%
GBP fixed income portfolio	4.9%	9.9%
EUR fixed income portfolio	3.4%	5.9%
Other portfolios
Alternative portfolio (2)	1.4%	5.2%
Equity portfolio (3)	NM *	5.5%
High-Yield fixed income portfolio	2.6%	12.4%

(1)

Portfolio returns are calculated by dividing the sum of net investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio. Performance is measured in the underlying asset currency.

(2)	Performance on the alternative portfolio reflects the three months ended August 31, 2010 and August 31, 2009, respectively.
(3)	Equity portfolio is negligible in 2010 and accordingly, performance returns are not presented.
*	NM – Not meaningful

          Net Realized Gains and Losses and Other than Temporary Declines in the Value of Investments

          For the three months ended September 30, 2010 net realized losses of $68.8 million included net realized losses of $30.8 million from sales of investments and $38.0 million related to other-than-temporary impairments of certain of the Company’s fixed income, equity and other investments.

          The significant components of the net impairment charges of $38.0 million consist of:

▪

For structured credit securities, the Company recorded net impairments of $27.7 million principally on non-agency RMBS securities for the quarter ended September 30, 2010. The Company determined that the likely recovery on these securities was below the amortized cost, and accordingly impaired the securities to the discounted value of the cash flows of these securities.

▪

For corporate securities, excluding medium term notes backed primarily by investment grade European credit, the Company recorded net impairments of $3.0 million for the quarter ended September 30, 2010.

In addition, the Company recorded impairments totaling $3.3 million in relation to medium term notes backed primarily by investment grade European credit. Management has concluded that, following recent credit spread movements since 2009, future yields within the supporting collateral were not sufficient to support the previously reported amortized cost.

▪

For equities, the Company recorded impairments of $0.4 million for the quarter ended September 30, 2010 because management does not believe the cost basis will be recovered within a reasonable timeframe.

▪	The Company recorded impairments of $3.6 million related to currency losses for the quarter ended September 30, 2010.

          Net realized losses in the quarter ended September 30, 2009 included net realized losses of $321.7 million related to the write-down of certain of the Company’s fixed income, equity and other investments with respect to which the Company determined that there was an other-than-temporary decline in the value of those investments as well as net realized losses of $3.8 million from sales of investments.

          Net Realized and Unrealized Gains and Losses on Derivatives

          Net realized and unrealized gains on investment derivatives for the three months ended September 30, 2010 resulted from the Company’s investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments. For further information, see Item 1, Note 6, “Derivative Instruments” herein as well as Item 8, Note 2 of the Consolidated Financial Statements, “Significant Accounting Policies”, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

          Other Revenues and Expenses

          The following table sets forth other revenues and expenses for the three months ended September 30, 2010 and 2009:

	(Unaudited) Three Months Ended September 30,

(U.S. dollars in thousands)	2010	2009	% Change

Net income (loss) from operating affiliates (1)	$14,035	$23,027	(39.0)%
Exchange gains (losses)	(44,540)	16,843	NM	*
Amortization of intangible assets	(465)	(465)	NM	*
Corporate operating expenses	(19,782)	(14,955)	32.3%
Interest expense (2)	(36,146)	(43,250)	(16.4)%
Income tax expense	(29,810)	(3,616)	NM	*

(1)	The Company generally records the income related to certain operating affiliates on a three month lag in order for the Company to meet accelerated filing deadlines.

(2)	Interest expense does not include interest expense related to structured products as reported within the Insurance and Reinsurance segments and Corporate.

*	NM – Not meaningful

          The following table sets forth the net income (loss) from operating affiliates for the three months ended September 30, 2010 and 2009:

	(Unaudited) Three Months Ended September 30,

(U.S. dollars in thousands)	2010	2009	% Change

Net income (loss) from financial operating affiliates	$2,004	$(1,586)	NM	*
Net income from investment manager affiliates	321	10,138	NM	*
Net income from other strategic operating affiliates	11,710	14,475	(19.1)%

Total	$14,035	$23,027	(39.0)%

*	NM – Not meaningful

          Financial operating affiliate income increased during the quarter ended September 30, 2010 compared with the same period of 2009 primarily due to a gain associated with the orderly wind down of one affiliate in the quarter.

          Investment manager affiliate income decreased during the quarter ended September 30, 2010 compared with the same period of 2009 primarily due to a loss in the quarter from one of the Company’s larger investment manager affiliates, resulting from poor performance of the underlying funds during challenging market conditions and the impact of that on incentive fees earned.

          Income from other strategic operating affiliates decreased in the quarter ended September 30, 2010 compared with the same period of 2009 due to the sale during the second quarter of the Company’s Brazilian joint venture ITAÚ XL Seguros Corporativos S.A. (“ITAU”).

          Foreign exchange losses in the quarter ended September 30, 2010 were primarily driven by the weakening of the U.S. dollar relative to a number of currencies, particularly the U.K. pound Sterling and the Australian dollar and to a lesser extent the Euro, when applied to certain net underwriting liability balances. In the quarter ended September 30, 2009, a weakening of the U.K. pound Sterling was the main driver of the gain seen in that quarter.

          Corporate operating expenses in the three months ended September 30, 2010 increased compared with the same period of 2009 primarily as a result of a higher level of expenses retained within the Corporate segment than was allocated in the prior year quarter.

          Interest expense for the three months ended September 30, 2010 compared with the same period of 2009 decreased mainly as a result of a lower interest expense associated with an accretion rate adjustment recorded in the current quarter based on changes in expected cash flows on one of the deposit accounted transactions and from the Company’s debt hedging activities where the effective portion of the hedging relationship is amortizing through interest expense over the remaining term of the debt.

          The increase in the Company’s income taxes in the quarter ended September 30, 2010, compared to the same period in 2009, arose principally from higher income generated in taxable jurisdictions in the current year.

Segment Results for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

          Insurance

          The following table summarizes the underwriting results for this segment:

	(Unaudited) Nine months Ended September 30,

(U.S. dollars in thousands)	2010	2009	% Change

Gross premiums written	$3,209,411	$3,237,643	(0.9)%
Net premiums written	2,435,557	2,417,018	0.8%
Net premiums earned	2,637,825	2,696,951	(2.2)%
Net losses and loss expenses	(1,881,502)	(1,844,322)	2.0%
Acquisition costs	(312,166)	(324,850)	(3.9)%
Operating expenses	(472,057)	(502,904)	(6.1)%

Underwriting profit (loss)	$(27,900)	$24,875	NM *
Net results – structured products	$11,594	$11,066	4.8%
Fee income and other	(11,836)	(10,114)	17.0%

*	NM – Not meaningful

          Gross premiums written marginally decreased by 0.9% during the nine months ended September 30, 2010 compared with the same period of 2009. Gross premiums written decreased by 1.0% when evaluated in the local currency. Premium levels have been maintained despite continued challenging market conditions and strong competition, which continue to negatively impact new business and pricing, particularly in professional lines. There have been improved retention rates across most lines of business as a result of the Company’s stronger financial condition and market position since the third quarter of 2009. New business growth in upper middle market, marine and offshore energy, active programs, U.S. general aviation, equine and select professional businesses has been offset by decreases in North America environmental and excess and surplus lines, the run-off of a large U.S. automobile warranty program, the termination of a specialty lines aviation program in 2009 and decreases in professional liability lines.

          Net premiums written increased by 0.8% in the nine month period ended September 30, 2010 compared with the same period of 2009. The increase resulted from a reduction in ceded written premiums partially offset by the gross written premium decreases outlined above. The decrease in ceded written premiums is largely related to specialty lines due to cost savings from a restructuring of the marine and specie global excess of loss reinsurance treaties, as well as certain adjustments to premium estimates in aviation and property which gave rise to a positive variance over 2009.

          Net premiums earned decreased by 2.2% in the nine month period ended September 30, 2010 compared with the same period of 2009. The decrease primarily resulted from the planned exit of certain lines of business and the overall earn-out of lower net premiums written in the past twelve months.

        The following table presents the ratios for this segment:

	(Unaudited) Nine months Ended September 30,

	2010	2009

Loss and loss expense ratio	71.3%	68.4%
Underwriting expense ratio	29.8%	30.7%

Combined ratio	101.1%	99.1%

          The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Insurance segment for the nine month periods ended September 30, 2010 and 2009:

	(Unaudited) Nine months Ended September 30,

(U.S. dollars in millions)	2010	2009

Property	$(19.6)	$(37.7)
Casualty	4.2	(43.7)
Professional	(35.3)	32.0
Specialty and other	(11.2)	—

Total	$(61.9)	$(49.4)

Loss and loss expense ratio excluding prior year development	73.7%	70.2%

          Excluding prior year development, the loss ratio for the nine months ended September 30, 2010 increased by 3.5 loss percentage points as compared to the same period in 2009 due primarily to higher levels of natural catastrophe losses occurring in the first nine months of 2010. Excluding favorable prior year development, natural catastrophe losses and reinstatement premiums in both periods, the loss ratio decreased by 0.4 points year over year largely due to changes in business mix and improved loss experience in environmental, property, casualty and aerospace, partially offset by international excess casualty and international professional.

          Net favorable prior year reserve development of $61.9 million for the nine months ended September 30, 2010 was mainly attributable to the following:

▪

For property lines, net prior year development in the nine months was $19.6 million favorable due to lower than expected actual losses in the first quarter for non-catastrophe exposures for North America P&C and International P&C business.

▪

For casualty lines, net prior year development in the nine months was $4.2 million unfavorable due mainly to a $15.6 million strengthening in the North American risk management lines, where reserve assumptions have been revised to give greater weight to actual experience relative to industry benchmarks and an $8.3 million strengthening relating primarily to a 2009 transportation loss in International P&C. The unfavorable development was partially offset by a decrease in the uncollectible reinsurance reserve from reduced exposures and lower estimated risk levels from the Swiss operations.

▪

For professional lines, net prior year development was $35.3 million favorable. The U.K. and U.S. professional lines contributed the majority with $55.1 million favorable development due to redundancies in 2006 and most prior underwriting years. Offsetting this was $13.6 million of reserve strengthening in the small and midsize professional services book from recent unfavorable loss experience in the real estate books and $8.7 million from the architects programs in the U.S. and U.K. for underwriting years 2006 and 2007 due to higher than expected loss experience in recent quarters.

▪

For specialty and other lines, net prior year development was $11.2 million favorable mainly from the marine lines where there was better than expected loss experience on the cargo and hull books as well as a reduction in the provision for unrecoverable reinsurance due to favorable collection experience on 2001 and prior underwriting years.

          The decrease in the underwriting expense ratio in the nine months ended September 30, 2010 compared to the same period in 2009 was due to a decrease in the operating expense ratio of 0.7 points (18.0% as compared to 18.7%), and a decrease in the acquisition expense ratio of 0.2 points (11.8% as compared to 12.0%). The decrease in the operating expense ratio was as a result of costs savings associated with the Company’s expense reduction initiatives announced in the third quarter of 2008 and first quarter of 2009, including changes to the Company’s previously communicated operational transformation program. The decrease in the acquisition expense ratio is attributable to changes in business mix partially offset by the impact of higher commission rates in certain professional and North American P&C lines.

          Fee income and other decreased in the nine months ended September 30, 2010 as compared to the same period in 2009 mainly as a result of lower engineering fee income associated with the Company’s loss prevention consulting services business coupled with other expenses in professional lines related to the cost of an endorsement facility with National Indemnity Company, under which National Indemnity Company issued endorsements to certain “Side A” directors and officers liability insurance policies underwritten by XL Specialty Insurance Company. For further information, see Note 11, “Other Investments” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. During the first quarter of 2010 management concluded that it did not require the $100 million extension to this endorsement facility and did not purchase the related payment obligation.

          Net results from structured insurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Net results from these contracts for the nine months ended September 30, 2010 have increased compared to the same period in 2009 mainly due to a reduction of operating expenses relating to structured products in the second quarter and continued favorable results from the liability interest rate hedges in place.

          Reinsurance

          The following table summarizes the underwriting results for this segment:

	(Unaudited) Nine months Ended September 30,

(U.S. dollars in thousands)	2010	2009	% Change

Gross premiums written	$1,745,493	$1,725,984	1.1%
Net premiums written	1,441,644	1,361,690	5.9%
Net premiums earned	1,110,830	1,200,364	(7.5)%
Net losses and loss expenses	(569,843)	(543,827)	4.8%
Acquisition costs	(230,448)	(262,997)	(12.4)%
Operating expenses	(129,910)	(136,845)	(5.1)%

Underwriting profit	$180,629	$256,695	(29.6)%
Net results – structured products	$(1,577)	$22,325	NM *
Fee income and other	1,911	3,174	(39.8)%

*	NM – Not meaningful

          Gross premiums written increased by 1.1% during the nine months ended September 30, 2010 compared with the same period of 2009. Gross premiums written decreased by 0.4% when evaluated in the local currency. Premium growth was mainly due to the recapture of business lost during 2009 following ratings actions as well as new business in Europe, Bermuda and Asia and loss related premium adjustments in Europe. Offsetting the growth was reduced premiums from a U.S. agricultural program due to a fall in commodity prices and reduced premiums from the exit of certain casualty facultative markets.

          Net premiums written increased by 5.9% in the nine months ended September 30, 2010 compared with the same period of 2009. The increase resulted from the gross written premium increases outlined above coupled with the reduction in ceded written premiums. The decrease in ceded written premiums is due to the reduction in volume associated with the U.S. agricultural program already mentioned above, of which a significant portion has retroceded.

          Net premiums earned decreased by 7.5% in the nine months ended September 30, 2010 compared with the same period of 2009. The decrease is a reflection of the overall reduction in net premiums written over the last 24 months and the resulting earn-out of these lower net premiums written.

          The following table presents the ratios for this segment:

	(Unaudited) Nine months Ended September 30,

	2010	2009

Loss and loss expense ratio	51.3%	45.3%
Underwriting expense ratio	32.4%	33.3%

Combined ratio	83.7%	78.6%

          The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Reinsurance segment for the nine months ended September 30, 2010 and 2009:

	(Unaudited) Nine months Ended September 30,

(U.S. dollars in millions)	2010	2009

Property and other short-tail lines	$(107.9)	$(124.7)
Casualty and other	(81.6)	(79.8)

Total	$(189.5)	$(204.5)

Loss and loss expense ratio excluding prior year development	68.4%	62.3%

          Excluding prior year development, the loss ratio for the nine months ended September 30, 2010 increased by 6.1 loss percentage points as compared to the nine months ended September 30, 2009 attributable primarily to the impact of natural catastrophe losses and large loss events in the first nine months of 2010 compared to the first nine months of 2009. Excluding favorable prior year development, natural catastrophe losses and reinstatement premiums in both nine month periods ending September 30, the loss ratio decreased by 3.7 percentage points from 2009 to 2010. This improvement relates to changes in business mix.

          Net favorable prior year reserve development for the Reinsurance segment of $189.5 million for the nine months ended September 30, 2010 was mainly attributable to the following:

▪	Net favorable prior year development of $107.9 million for the short-tailed lines in the nine months ended September 30, 2010 and details of these by specific lines are as follows:

▪

$32.3 million in favorable property catastrophe development due to better than expected activity in underwriting years 2007 and 2008, lowering of expected loss ratios to attritional levels on the 2009 underwriting year and from one contract in Europe where higher recoveries reduced the overall exposure on the 2002 underwriting year, $7.2 million from European windstorm reserve releases and $3.8 million from Hurricane Katrina reserve reductions written out of Bermuda.

▪ $57.7 million in favorable property other development due to reported losses coming in better than expected across most underwriting years and geographies.

▪

$17.9 million in marine and aviation lines due to favorable aviation development of $10.2 million from London and Bermuda and favorable marine development of $13.5 million coming from London, US and Bermuda books where there has been better than expected activity in most underwriting years partially offset by $5.8 million of adverse development in Brazil on two claims occurring late in 2009.

▪	Net favorable prior year development of $81.6 million for the long-tailed lines for the nine months ended September 30, 2010 and details of these by specific lines are as follows:

▪

$24.3 million in favorable casualty development primarily attributable to $13.4 million in European casualty releases related to lower than expected claims activity and their annual parameter review, $13.4 million in lower than expected activity primarily related to North American directors and officers exposures, $24.9 million in releases related to favorable development on Enron-related professional liability claims and $6.4 million from the Asia Pacific business for the Australia run-off book. Partially offsetting this is adverse development of $15.4 million related to a Bermuda account impacted by Italian hospital medical malpractice exposures for the 2007 underwriting year and unfavorable development from the London book where an increase of $19.9 million relates to hospital medical malpractice exposures in underwriting years 2008 and prior.

▪

$57.3 million in favorable other lines development primarily driven by a $29.5 million favorable development from Bermuda whole account contracts related to the 2007 RITC, a reduction of $7.5 million in a political risks loss from the Bermuda book, $6.6 million in RITC releases related to non-proportional whole account contracts written in Lloyds syndicates and the reflection of the RITC process for years of account 2003 to 2006, $5.3 million in North American bond run-off exposures due to better than expected activity in underwriting years 2006 and prior and Latin America Surety releases related to better than expected loss experience across most underwriting years.

          The decrease in the underwriting expense ratio for the nine months ended September 30, 2010 compared to the same period in 2009 was due to a decrease in the acquisition expense ratio of 1.2 points (20.7% as compared to 21.9% in 2009), partially offset by a marginal increase in the operating expense ratio of 0.3 points (11.7% as compared to 11.4% in 2009). The decrease in the acquisition expense ratio was a result of reduced net earned premiums in relation to a large U.S. agricultural program which carries very low acquisition costs partially combined with reinstatement premium adjustments. The marginal increase in the operating expense ratio is attributable to larger reductions in net earned premium compared to the reduction in operating expenses.

          Fee income and other decreased in the first nine months of 2010 as compared to the first nine months of 2009, which included the sale of underwriting year 2009 renewal rights for the European life, accident and health business.

          Net results from structured reinsurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Net results from these products for the nine months ended September 30, 2010 decreased compared to the same period in 2009. This decrease was mainly due to higher interest expense associated with an accretion rate adjustment based on changes in expected cash flows on two of the larger deposit accounted transactions combined with lower net investment income as a result of lower yields and smaller investment base.

Life Operations

          The following summarizes the contribution from this segment:

	(Unaudited) Nine months Ended September 30,

(U.S. dollars in thousands)	2010	2009	% Change

Gross premiums written	$309,696	$442,693	(30.0)%
Net premiums written	287,204	409,200	(29.8)%
Net premiums earned	287,918	429,625	(33.0)%
Claims and policy benefits	(391,476)	(517,614)	(24.4)%
Acquisition costs	(37,256)	(66,490)	(44.0)%
Operating expenses	(8,145)	(14,013)	(41.9)%
Net investment income	234,120	249,165	(6.0)%
Fee income and other	208	236	(11.9)%
Realized and unrealized gains (losses) on investments	(11,370)	(131,706)	(91.4)%

Contribution from Life operations	$73,999	$(50,797)	NM *

*	NM – Not meaningful

          The following table is an analysis of the Life Operations gross premiums written, net premiums written and net premiums earned for the nine month periods ended September 30, 2010 and 2009:

	(Unaudited) Nine Months Ended Sept 30, 2010			(Unaudited) Nine Months Ended Sept 30, 2009

(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

Other Life	$194,301	$192,825	$193,540	$322,985	$311,580	$332,004
Annuity	115,395	94,379	94,378	119,708	97,620	97,621

Total	$309,696	$287,204	$287,918	$442,693	$409,200	$429,625

          Gross premiums written relating to other life business decreased by $128.7 million in the nine months ended September 30, 2010 as compared to the same period in 2009 mainly due to a $92.0 million decrease as a result of the novation of a long-term care treaty and the novation/recapture of a number of term assurance treaties during the second half of 2009 and at the end of the first quarter of 2010, $27.9 million from the sale of the U.S. business during the fourth quarter of 2009, and unfavorable foreign exchange movement of $8.2 million. Gross premiums written relating to annuity business decreased by $4.3 million in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 mainly due to unfavorable foreign exchange rate movements.

          Ceded premiums written during the nine months ended September 30, 2010 decreased by $11.0 million as compared to the nine months ended September 30, 2009 as a result of both last year’s higher cession ratio associated with short-term life, accident and health business underwritten in the 2009 underwriting year, which occurred as part of the sale of the renewal rights as mentioned above, and of the sale of the U.S. business, as well as favorable foreign exchange movement

          Net premiums earned in the first nine months of 2010 decreased 33.0% as compared to the first nine months of 2009. This decrease was consistent with the decrease in gross and net premiums written as described above.

          Claims and policy benefit reserves decreased by $126.1 million or 24.4% in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, as a result of a $13.6m gain on recapture of three treaties during the first quarter of 2010, combined with a decrease in incurred losses consistent with the decrease in gross premiums written associated with term assurance business as noted above, as well as the sale of the U.S. business during the fourth quarter of 2009, and including favorable foreign exchange movements. Changes in claims and policy benefits include the movement in policy benefit reserves related to other contracts (such as immediate annuities) where investment assets were acquired with the assumption of the policy benefit reserves at the inception of the contract.

          For the nine months ended September 30, 2010, acquisition costs decreased by 44.0% as compared to the same period in 2009, largely as a result of the decrease in net premium written associated with the term assurance business as noted above, as well as lower acquisition costs associated with the run-off of the short-term life, accident and health business. Operating expenses decreased by 41.9% in the first nine months of 2010 as compared to the same period in the prior year due mainly to lower compensation expenses as a result of overall lower staffing levels and due to the same period last year containing higher severance costs.

          Net investment income is included in the calculation of contribution from Life Operations, as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. Net investment income decreased by $15.0 million or 6.0% in the nine months ended September 30, 2010, as compared to the same period in 2009, primarily as a result of foreign exchange impacts.

          Investment Activities

          The following table illustrates the change in net investment income from P&C operations, net income from investment fund affiliates, net realized gains (losses) on investments and net realized and unrealized gains (losses) on investment derivative instruments for the nine months ended September 30, 2010 and 2009:

	(Unaudited) Nine months Ended September 30,

(U.S. dollars in thousands)	2010	2009	% Change

Net investment income – P&C operations	$662,531	$733,255	(9.6)%
Net income (loss) from investment fund affiliates (1)	30,367	52,481	(42.1)%
Net realized gains (losses) on investments (2)	(166,317)	(657,887)	NM	*
Net realized and unrealized gains (losses) on derivative instruments	(27,903)	(9,571)	NM	*

(1)

The Company records the income related to alternative fund affiliates on a one month lag and the private investment fund affiliates on a three month lag in order for the Company to meet the accelerated filing deadlines.

(2)	Results to September 30, 2009 include charges for OTTI related to the non-credit impairment of unrealized losses. From April 1, 2009, the non-credit impairment is excluded from realized losses.
*	NM – Not meaningful

          Net investment income related to P&C operations decreased in the nine months ended September 30, 2010 as compared to the same period in 2009 due primarily to declining portfolio yields. Overall, portfolio yields have decreased as a result of the impact of declines in U.S. interest rates, and particularly the impact of decreased U.S. Dollar Libor on the Company’s floating rate securities. In addition, the Company increased its holdings in lower-yielding cash, government and agency RMBS securities in connection with its investment portfolio de-risking efforts as the Company re-aligned its portfolio to one more typical of a P&C portfolio.

          Net income from investment fund affiliates decreased in the first nine months of 2010 compared to the same period of 2009. These results reflect solid year to date results from the Company’s private investment portfolio, as compared to a loss during the first nine months of 2009, offset by earnings from alternative funds, which were lower than the results during the first nine months of 2009. Performance in alternative funds in 2009 was particularly strong.

          The Company manages its investment grade fixed income securities in accordance with investment guidelines approved by the Board of Directors. Due to the unique nature of the underlying liabilities, customized benchmarks are used to measure investment performance and comparison to standard market indices is not meaningful. Investment performance is not monitored for certain assets primarily consisting of operating cash and special regulatory deposits. The following is a summary of the investment portfolio returns for the nine months ended September 30, 2010 and 2009:

	(Unaudited) Nine months Ended September 30,

	2010 (1)	2009 (1)

Fixed income portfolios
USD fixed income portfolio	6.3%	6.9%
GBP fixed income portfolio	11.7%	11.0%
EUR fixed income portfolio	9.1%	7.3%
Other portfolios
Alternative portfolio (2)	3.6%	13.0%
Equity portfolio (3)	NM *	(9.1)%
High-Yield fixed income portfolio	5.2%	41.9%

(1)

Portfolio returns are calculated by dividing the sum of net investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio. Performance is measured in the underlying asset currency.

(2)	Performance on the alternative portfolio reflects the nine months ended August 31, 2010 and August 31, 2009, respectively.
(3)	Equity portfolio is negligible in 2010 and accordingly, performance returns are not presented.
*	NM – Not meaningful

          Net Realized Gains and Losses and Other than Temporary Declines in the Value of Investments

          Net realized losses on investments in the nine months ended September 30, 2010 included net realized losses of approximately $135.6 million related to the write-down of certain of the Company’s fixed income, equity and other investments. Impairment charges to March 31, 2009 include charges of OTTI related to the non-credit impairment of unrealized losses. From April 1, 2009, as a result of changes in GAAP, the non-credit impairment is excluded from net impairments. In addition, included in the net realized losses noted above are $30.8 million of net realized losses from sales of investments.

          The significant components of the net impairment charges of $135.6 million consist of:

▪

For structured credit securities, the Company recorded net impairments of $81.6 million principally on non-agency RMBS securities for the nine months ended September 30, 2010. The Company determined that the likely recovery on these securities was below the carrying value, and accordingly impaired the securities to the discounted value of the cash flows of these securities.

▪

For corporate securities, excluding medium term notes backed primarily by investment grade European credit, the Company recorded net impairments totaling $3.2 million for the nine months ended September 30, 2010.

In addition the Company recorded impairments totaling $8.6 million for the nine months ended September 30, 2010 in relation to medium term notes backed primarily by investment grade European credit. Management has concluded that, following recent credit spread movements since 2009, future yields within the supporting collateral were not sufficient to support the previously reported amortized cost.

▪

For the non-equity accounted alternative fund, the Company recorded impairments of $5.8 million for the nine months ended September 30, 2010 because the fund was impaired by more than 50% of amortized cost.

▪	For equities, the Company recorded impairments of $0.8 million for the nine months ended September 30, 2010.

▪	The Company recorded impairments of $10.3 million related to currency losses for the nine months ended September 30, 2010.

▪	The Company recorded impairments totaling $25.3 million in relation to medium term notes backed primarily by investment grade European credit as a result of its intent to sell these securities.

          Net realized losses in the first nine months of 2009 included net realized losses of $691.7 million related to the write-down of certain of the Company’s fixed income, equity and other investments with respect to which the Company determined that there was an other-than-temporary decline in the value of those investments as well as net realized gains of $33.8 million from sales of investments.

Net Realized and Unrealized Gains and Losses on Derivatives

          Net realized and unrealized gains on investment derivatives for the nine months ended September 30, 2010 resulted from the Company’s investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments. For further information, see Item 1, Note 6, “Derivative Instruments” herein as well Item 8, Note 2 of the Consolidated Financial Statements, “Significant Accounting Policies”, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

          Other Revenues and Expenses

          The following table sets forth other revenues and expenses for the nine months ended September 30, 2010 and 2009:

	(Unaudited) Nine months Ended September 30,

(U.S. dollars in thousands)	2010	2009	% Change

Net income from operating affiliates (1)	$46,654	$30,366	53.6%
Exchange gains (losses)	8,819	(103,754)	NM *
Amortization of intangible assets	(1,394)	(1,394)	NM *
Corporate operating expenses	(61,438)	(73,886)	(16.8)%
Interest expense (2)	(111,597)	(135,777)	(17.8)%
Income tax expense	(102,622)	(65,614)	56.4%

(1)	The Company generally records the income related to certain operating affiliates on a three month lag in order for the Company to meet accelerated filing deadlines.

(2)	Interest expense does not include interest expense related structured products as reported within the Insurance and Reinsurance segments and Corporate.

*	NM – Not meaningful

          The following table sets forth the net income (loss) from operating affiliates for the nine months ended September 30, 2010 and 2009:

	(Unaudited) Nine months Ended September 30,

(U.S. dollars in thousands)	2010	2009	% Change

Net income (loss) from financial operating affiliates	$1,219	$2,297	(46.9)%
Net income (loss) from investment manager affiliates	15,064	(994)	NM	*
Net income (loss) from other strategic operating affiliates	30,371	29,063	4.5%

Total	$46,654	$30,366	53.6	*

*	NM – Not meaningful

          Financial operating affiliate income decreased during the first nine months of 2010 as compared to the same period of 2009 primarily due to the orderly wind down of these affiliates over the last two years.

          Investment manager affiliate income increased during the first nine months of 2010 as compared to the same period in the prior year primarily as a result of more benign capital market conditions since the fourth quarter of 2009 compared to the challenging conditions for alternative asset managers reported in the fourth quarter of 2008 and first two quarters of 2009. The Company also benefited from a $4.4 million gain associated with the sale of its stake in one of the investment manager affiliates in the first quarter of 2010.

          Income from other strategic operating affiliates increased marginally in the first nine months of 2010 as compared to the first nine months of 2009 mainly due to higher earnings reported in the first quarter of 2010 relating to an insurance affiliate which largely writes direct U.S. homeowners insurance and a net loss from the Company’s Brazilian joint venture ITAU in the first quarter of 2009. The Company sold its investment in ITAU during the second quarter of 2010.

          Foreign exchange gains in the nine months to September 30, 2010 were marginal as a result of a small movement in the value of the U.S. dollar over the period. The U.S. dollar was stronger against the Euro and U.K. pound Sterling, while weakening against the Australian dollar and Swiss franc. In the nine months to September 30, 2009, the U.S. dollar weakened against all of the Company’s major currency exposures, generating a loss for that period.

          Corporate operating expenses in the nine months ended September 30, 2010 decreased compared to the nine months ended September 30, 2009 primarily as a result of the restructuring costs incurred in 2009 as well as the cost savings achieved from these restructuring activities during the nine months ended September 30, 2010.

          Interest expense for the nine months ended September 30, 2010 compared with the same period of 2009 decreased mainly as a result of a lower interest expense associated with an accretion rate adjustment recorded in the current quarter based on changes in expected cash flows on one of the deposit accounted transactions and from the Company’s debt hedging activities where the effective portion of the hedging relationship is amortizing through interest expense over the remaining term of the debt.

          The increase in the Company’s income taxes in the nine months ended September 30, 2010, compared to the same period in 2009 arose principally from higher income generated in taxable jurisdictions in the current year.

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

          At September 30, 2010 and December 31, 2009, total investments, cash and cash equivalents, accrued investment income and net payable for investments purchased was $36.7 billion and $35.9 billion, respectively. The following table summarizes the composition of the Company’s invested assets at September 30, 2010 and December 31, 2009:

(U.S. dollars in thousands)	Carrying value September 30, 2010 (1)	Percent of Total	Carrying Value December 31, 2009 (1)	Percent of Total

Cash and cash equivalents	$3,957,629	10.8%	$3,643,697	10.2%
Net receivable/ (payable) for investments sold/ (purchased)	(133,286)	(0.4)%	47,638	0.1%
Accrued investment income	357,555	1.0%	350,055	1.0%
Short-term investments	1,802,080	4.9%	1,777,360	5.0%
Fixed maturities, available for sale:
U.S. Government and Government-Related/Supported	2,316,868	6.3%	2,664,625	7.4%
Corporate	10,228,353	27.9%	9,799,000	27.3%
Residential mortgage-backed securities – Agency	5,571,327	15.2%	6,228,501	17.4%
Residential mortgage-backed securities – Non-Agency	1,159,622	3.2%	1,421,315	4.0%
Commercial mortgage-backed securities	1,231,172	3.4%	1,216,799	3.4%
Collateralized debt obligations	733,195	2.0%	698,561	1.9%
Other asset-backed securities	974,555	2.7%	1,167,985	3.3%
U.S. States and political subdivisions of the States	1,281,110	3.4%	913,473	2.5%
Non-U.S. Sovereign Government, Supranational and Government-Related	2,511,976	6.7%	3,401,773	9.5%

Total fixed maturities, available for sale	$26,008,178	70.8%	$27,512,032	76.7%
Fixed maturities, held to maturity	2,761,380	7.5%	546,067	1.5%
Equity securities	21,547	0.1%	17,779	0.0%
Investments in affiliates	1,055,863	2.9%	1,185,604	3.3%
Other investments	878,458	2.4%	783,189	2.2%

Total investments and cash and cash equivalents	$36,709,404	100%	$35,863,421	100.0%

(1)	Carrying value represents the fair value for available for sale fixed maturities and amortized cost for held to maturity securities.

          The Company reviews on a regular basis its corporate debt concentration, credit quality and compliance with established guidelines. At both September 30, 2010 and December 31, 2009, the average credit quality of the Company’s total fixed income portfolio (including fixed maturities, short-term investments, cash and cash equivalents and net payable for investment purchased) was “AA”. At September 30, 2010, approximately 53.5% of the fixed income portfolio excluding operating cash was rated “AAA”. Approximately 3.7% was below investment grade or not rated.

          Refer to “Significant Items Affecting the Results of Operations” for further discussion surrounding the impact of credit market movements on the Company’s investment portfolio and exposure to sub-prime related assets.

          Gross and Net Unrealized Losses on Investments

          At September 30, 2010, the Company had net unrealized gains on fixed maturities and short-term investments of $157.3 million. Of these amounts, gross unrealized losses on fixed maturities and short-term investments were $997 million. The information presented below for the gross unrealized losses on the Company’s investments at September 30, 2010 shows the potential effect upon future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other-than-temporary. Realized losses or impairments, depending on their magnitude, may have a material adverse effect on the Company’s operations. The decrease in net unrealized losses on investments during the three months ended September 30, 2010 was primarily due to tightening credit spreads. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk–Credit Risk.”

          The following is an analysis of how long each of those securities with an unrealized loss at September 30, 2010 had been in a continual unrealized loss position:

(U.S. dollars in thousands) Type of Securities	Length of time in a continual unrealized loss position	(Unaudited) Amount of unrealized loss at September 30, 2010 (1)	(Unaudited) Fair Value of Securities in an unrealized loss position at September 30, 2010

Fixed Maturities and Short-Term Investments	Less than 6 months	$40,288	$1,151,244
	At least 6 months but less than 12 months	9,666	241,902
	At least 12 months but less than 2 years	126,811	705,061
	2 years and over	828,500	3,642,319

	Total	$1,005,265	$5,740,526

Equities	Less than 6 months	$280	$1,652
	At least 6 months but less than 12 months	—	—

	Total	$280	$1,652

(1)	Time of impairment on securities impacted by April 1, 2009 changes to OTTI values is measured from the point at which securities returned to a net unrealized loss position (i.e. from April 1, 2009).

          The following is the maturity profile of the fixed income securities that were in a gross unrealized loss position at September 30, 2010:

(U.S. dollars in thousands) Maturity profile in years of fixed maturities in a continual gross unrealized loss position	(Unaudited) Amount of unrealized loss at September 30, 2010	(Unaudited) Fair value of securities in an unrealized loss position at September 30, 2010

Less than 1 year remaining	$12,864	$239,926
At least 1 year but less than 5 years remaining	99,458	1,373,641
At least 5 years but less than 10 years remaining	36,493	542,151
At least 10 years but less than 20 years remaining	36,802	258,131
At least 20 years or more remaining	156,957	1,077,291
Residential mortgage-backed securities - Agency	4,058	138,151
Residential mortgage-backed securities - Non-Agency	349,593	1,026,205
Commercial mortgage-backed securities	22,495	111,426
Collateralized debt obligations	255,878	681,661
Other asset-backed securities	30,667	291,943

Total	$1,005,265	$5,740,526

          Gross Unrealized Gains and Losses

          The following table summarizes the fair value, gross unrealized losses, credit rating and asset class of securities in a gross unrealized loss position within the Company’s structured credit and corporate portfolios, which comprised 94.2% of the Company’s total gross unrealized loss position of $1.0 billion at September 30, 2010. The remaining gross unrealized loss is related to government and government-related/supported securities and is primarily driven by foreign exchange.

(U.S. dollars in millions)
Corporates:	AAA	AA	A	BBB	BB & Below	Total

Financials (1)
Fair value	$23.9	$127.9	$829.1	$430.9	$45.8	$1,457.6
Gross unrealized loss	$(0.2)	$(8.2)	$(113.5)	$(65.7)	$(6.6)	$(194.2)
Non-Financials (2)
Fair value	$9.3	$95.9	$314.5	$365.3	$167.6	$952.6
Gross unrealized loss	$(0.2)	$(4.4)	$(18.9)	$(52.7)	$(11.7)	$(87.9)
Total
Fair value	$33.2	$223.8	$1,143.6	$796.2	$213.4	$2,410.2
Gross unrealized loss	$(0.4)	$(12.6)	$(132.4)	$(118.4)	$(18.3)	$(282.1)
% Impaired (of amortized cost) (3)	1.3%	5.4%	10.6%	13.1%	8.0%	10.7%

Structured Credit:	AAA	AA	A	BBB	BB & Below	Total

CMBS
Fair value	$39.8	$34.0	$19.4	$5.8	$12.9	$111.9
Gross unrealized loss	$(3.8)	$(2.3)	$(6.7)	$(0.8)	$(8.9)	$(22.5)
Non Agency RMBS
Fair value	$248.4	$115.4	$112.6	$67.7	$484.4	$1,028.5
Gross unrealized loss	$(25.9)	$(27.8)	$(34.1)	$(36.5)	$(225.3)	$(349.6)
Core CDOs (4)
Fair value	$48.4	$107.7	$256.6	$110.0	$160.0	$682.7
Gross unrealized loss	$(5.8)	$(19.7)	$(68.4)	$(45.9)	$(116.1)	$(255.9)
Other Asset & Mortgage Backed Securities
Fair value	$104.6	$20.0	$61.7	$77.6	$32.3	$296.2
Gross unrealized loss	$(3.0)	$(1.3)	$(4.4)	$(6.1)	$(15.9)	$(30.7)
Agency RMBS
Fair value	$139.3	$—	$—	$—	$—	$139.3
Gross unrealized loss	$(4.1)	$—	$—	$—	$—	$(4.1)
Total
Fair Value	$580.5	$277.1	$450.3	$261.1	$689.6	$2,258.6
Gross unrealized loss	$(42.6)	$(51.1)	$(113.6)	$(89.3)	$(366.2)	$(662.8)
% Impaired (of amortized cost) (3)	6.8%	15.6%	20.2%	25.5%	34.5%	22.6%

(1)

Included in the gross unrealized losses on corporate financials are gross unrealized losses of $126.2 million on Tier One and upper Tier Two securities of financial institutions, as well as $50.9 million in unrealized losses on subordinated debt with a fair value of $1.1 billion.

(2)

Included within Corporate are certain floating rate medium term notes supported primarily by pools of European corporate bonds with varying degrees of leverage. The notes had a fair value of $552.6 million and an amortized cost of $620.2 million. These securities have been allocated ratings of the underlying pool of collateral. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(3)	Management considers these impairments to be temporary.

(4)	The Company defines Core CDOs as investments in non-subprime collateralized debt obligations, which primarily consisted of collateralized loan obligations.

          Management, in its assessment of whether securities in a gross unrealized loss position are temporarily impaired, considers the significance of the impairments. The Company had structured credit securities with gross unrealized losses of $145.9 million, with a fair value of $76.6 million, which at September 30, 2010 were impaired by greater than 50% of amortized costs. All of these are asset-backed securities. Of these gross unrealized losses, $26.4 million are rated investment grade. The Company has evaluated each of these securities in conjunction with its investment manager service providers and believes it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost. These securities include gross unrealized losses of $99.1 million on non-Agency RMBS, $37.4 million on Core CDOs and $6.3 million on CMBS holdings.

          Included in the gross unrealized losses associated with the Company’s corporate portfolio at September 30, 2010 are gross unrealized losses of $5.6 million related to Tier One and Upper Tier Two securities that have been rated below investment grade. Of this total, none have gross unrealized losses representing greater than 50% of amortized cost. The Company has completed its review of this portfolio and believes, at this time, that these impairments remain temporary in nature. The primary basis for this conclusion was the analysis of the fundamentals of these securities using a debt-based impairment model, which indicated these securities continue to meet their obligations, and the issuer has the ability to call these obligations at their call date. In addition, as these securities are below investment grade, the Company considered these securities using an equity impairment model. Factors that were considered and supported the belief that these impairments were temporary included that the vast majority of these securities had only been rated below investment grade beginning in the first quarter of 2009. At September 30, 2010, the Company believes that it is likely that the fair values of these securities will ultimately increase to equal the cost basis over a reasonable period of time. However, there is a high degree of judgment in reaching this conclusion, including an assessment of how various governments will treat these securities in the event of governmental intervention in these institutions’ operations or management’s decision to defer calls or coupons. Management will closely monitor the developments related to these securities.

          Net Unrealized Gains and Losses

          The following table details the Company’s corporate credit exposures by certain asset classes as well as ratings levels within the Company’s fixed income investment portfolio and the current net unrealized (loss) position at September 30, 2010:

(U.S. dollars in millions)
Corporates:	AAA	AA	A	BBB	BB & Below	Total

Financials
Fair value	$573.1	$1,373.9	$1,948.8	$536.6	$50.9	$4,483.3
Net unrealized gain (loss)	$21.3	$36.7	$(56.0)	$(60.3)	$(5.3)	$(63.6)
Non-Financials
Fair value	$194.3	$1,728.3	$4,413.3	$1,199.6	$377.1	$7,912.6
Net unrealized gain (loss)	$8.5	$84.4	$221.2	$19.9	$5.7	$339.7
Total
Fair value	$767.4	$3,102.2	$6,362.1	$1,736.2	$428.0	$12,395.9
Net unrealized gain (loss)	$29.8	$121.1	$165.2	$(40.4)	$0.4	$276.1

          At September 30, 2010, approximately $1.8 billion of the Company’s $4.5 billion in corporate financial sector securities was held in the portfolios supporting the Company’s Life operations portfolio. The assets associated with that business are more heavily weighted towards longer term securities from financial institutions, including a significant portion of the Company’s Tier 1 and Upper Tier 2 securities, representing committed term debt and hybrid instruments senior to the common and preferred equity of the financial institutions. Financials held in Life portfolios accounted for $117.1 million of the Company’s net unrealized loss at September 30, 2010. At September 30, 2010 approximately 43% of the overall sensitivity to interest rate risk (based on an immediate hypothetical +100 basis point adverse parallel shift in global bond curves) and approximately 35% to credit risk (based on an immediate hypothetical +100 basis point increase in all global corporate and structured credit spreads) was related to the Life operations portfolio. However, this portfolio only accounts for 19.3% of the fixed income portfolio.

          The following table details the Company’s structured credit exposures by certain asset classes as well as ratings levels within the Company’s fixed income investment portfolio and the current net unrealized gain (loss) position at September 30, 2010:

(U.S. dollars in millions)
Structured Credit:	AAA	AA	A	BBB	BB & Below	Total

CMBS
Fair value	$1,027.0	$156.6	$24.5	$6.1	$17.0	$1,231.2
Net unrealized gain (loss)	$54.2	$4.6	$(6.4)	$(0.7)	$(3.1)	$48.6
Non-Agency RMBS
Fair value	$276.6	$129.4	$119.8	$87.2	$546.6	$1,159.6
Net unrealized gain (loss)	$(24.9)	$(27.1)	$(33.3)	$(33.8)	$(210.4)	$(329.5)
Core CDOs (1)
Fair value	$50.1	$107.7	$273.5	$110.0	$191.9	$733.2
Net unrealized gain (loss)	$(5.8)	$(19.7)	$(66.3)	$(45.9)	$(105.2)	$(242.9)
Other Asset & Mortgage Backed Securities
Fair value	$816.9	$182.5	$224.1	$109.7	$104.1	$1,437.3
Net unrealized gain (loss)	$15.4	$—	$(4.0)	$(4.5)	$(15.0)	$(8.1)
Agency RMBS
Fair value	$5,571.3	$—	$—	$—	$—	$5,571.3
Net unrealized gain (loss)	$180.6	$—	$—	$—	$—	$180.6
Total
Fair value	$7,741.9	$576.2	$641.9	$313.0	$859.6	$10,132.6
Net unrealized gain (loss)	$219.5	$(42.2)	$(110.0)	$(84.9)	$(333.7)	$(351.3)

(1)	The Company defines Core CDOs as investments in non-mortgage collateralized debt obligations, primarily consisting of collateralized loan obligations.

          The following table details the current exposures to Non-Agency RMBS and Core CDOs within the Company’s fixed income portfolio as well as the current net unrealized (loss) gain position at September 30, 2010 and December 31, 2009:

	September 30, 2010			December 31, 2009

(U.S. dollars in thousands)	Holding at Fair Value	Percent of Fixed Income Portfolio	Net Unrealized (Loss) Gain	Holding at Fair Value	Percent of Fixed Income Portfolio	Net Unrealized (Loss) Gain

Non-Agency RMBS:
Sub-prime first lien mortgages	$388,096	1.1%	$(178,733)	$377,609	1.1%	$(252,745)
Alt-A mortgages	251,843	0.7%	(92,186)	316,795	0.9%	(209,731)
Second lien mortgages (including sub-prime second lien mortgages)	38,242	0.1%	(9,490)	37,776	0.1%	(19,920)
ABS CDOs with sub-prime collateral	5,314	—%	763	5,429	—%	32
Prime RMBS	377,180	1.1%	(43,010)	484,004	1.4%	(88,153)
Other assets	98,882	0.3%	(6,833)	199,702	0.6%	(22,040)

Total exposure to Non-Agency RMBS	$1,159,557	3.3%	$(329,489)	$1,421,315	4.1%	$(592,557)

Core CDOs	$733,195	2.1%	(242,864)	$698,561	2.1%	(333,257)

          Of the total Non-Agency RMBS with fair value exposure at September 30, 2010 and December 31, 2009 of $1,159.6 million and $1,421.3 million, respectively, approximately $33.5 million and $32.8 million, respectively, of the related securities had ratings dependent on guarantees issued by third party guarantors (i.e., monoline insurers). Decreases in the ratings of such third party guarantors would typically decrease the fair value of guaranteed securities; however, at September 30, 2010, in the event of non-performance at such date on the part of these third party guarantors, the Company estimated that the average credit quality of this portfolio would be ‘A’ and that approximately 91.5% would have remained investment grade at such date. In addition, of the total fixed income portfolio of $34.7 billion at September 30, 2010 and $33.9 billion at December 31, 2009, less than 2% were guaranteed by such third parties with no individual third party representing more than 1%.

          At September 30, 2010, the Company’s Non-Agency RMBS exposures had adequate underlying loan characteristics and the Company believed at such date that the current amortized cost levels were at or below the discounted cash flow value of the holdings, based on an analysis of subordination levels relative to current expectations of house price declines, loss severities and default levels. The Company had Non-Agency RMBS, with a fair value of approximately $192.6 million, downgraded during the quarter ended September 30, 2010. However, 56.0% of the Company’s holdings remain rated investment grade at September 30, 2010.

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

          Levels of write-down or OTTI are also impacted by the Company’s assessment of the intent to sell securities that have declined in value until recovery. If, due to changes in circumstances, the Company determines to reposition or realign portions of the portfolio and the Company determines not to hold certain securities in an unrealized loss position to recovery, then the Company will incur OTTI charges that could be significant.

          Fair Value Measurements of Assets and Liabilities

          The Company provides disclosures by level within the fair value hierarchy of the Company’s assets and liabilities that are carried at fair value in Item 1, Note 3 to the Consolidated Financial Statements, “Fair Value Measurements.” For a full description of the valuation methodologies utilized by the Company for all assets and liabilities carried at fair value, see Item 8, Notes 2 and 3 of the Consolidated Financial Statements, “Significant Accounting Policies” and “Fair Value Measurements,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

          At September 30, 2010, Level 3 assets represented approximately 3.6% of the Company’s assets that are measured at fair value and less than 3% of total assets. Level 3 liabilities represented approximately 61.7% of the Company’s liabilities that are measured at fair value and less than 1% of total liabilities at September 30, 2010. As defined in the hierarchy, those assets and liabilities categorized as Level 3 have valuations determined using unobservable inputs. Unobservable inputs may include the entity’s own assumptions about market participant assumptions, applied to a modeled valuation; however, this is not the case with respect to the Company’s Level 3 assets and liabilities. The vast majority of the assets and liabilities classified as Level 3 are made up of those securities for which the values were obtained from brokers where either significant inputs were utilized in determining the value that were difficult to corroborate with observable market data, or sufficient information regarding the specific inputs utilized by the broker were not obtained to support a Level 2 classification. In limited instances, the Company utilized internal valuation models.

          At September 30, 2010, the Company did not have any liabilities that were carried at fair value based on Level 3 inputs other than derivative instruments in a liability position.

          During the nine months ended September 30, 2010, certain CDOs that were previously classified as Level 2 due to sufficient market data being available to allow a price to be determined and provided by third party pricing vendors, were transferred to Level 3 because third party vendor prices were no longer believed to be the most appropriate pricing source, therefore, broker quotes are the primary source of the valuations for these CDOs.

          Controls over Valuation of Financial Instruments

          The Company performs quarterly reviews of the prices received from its third party valuation sources to assess if the prices represent a reasonable estimate of fair value. This process is completed by investment and accounting personnel who are independent of those responsible for providing the valuations. These reviews include, but are not limited to, valuation comparisons between external sources and the completion of recurring reviews of third party pricing vendors’ methodologies. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon available market data, the price received from one third party may be substituted for another or, in limited circumstances, management may determine that an adjustment is required to a third party value. In addition, similar valuation controls are followed by external parties responsible for sourcing appropriate valuations from third parties on the Company’s behalf, which provides additional support regarding the reasonableness of the fair values recorded in the Company’s financial statements.

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

Unpaid losses and loss expenses totaled $20.7 billion at September 30, 2010, and $20.8 billion at December 31, 2009. The table below represents a reconciliation of the Company’s P&C unpaid losses and loss expenses for the nine months ended September 30, 2010:

(U.S. dollars in thousands)	(Unaudited) Gross unpaid losses and loss expenses	(Unaudited) Unpaid losses and loss expenses recoverable	(Unaudited) Net unpaid losses and loss expenses

Balance at December 31, 2009	$20,823,524	$(3,557,391)	$17,266,133
Losses and loss expenses incurred	3,136,367	(685,022)	2,451,345
Losses and loss expenses paid/recovered	(3,172,956)	629,328	(2,543,628)
Foreign exchange and other	(122,050)	25,488	(96,562)

Balance at September 30, 2010	$20,664,885	(3,587,597)	17,077,288

          While the Company reviews the adequacy of established reserves for unpaid losses and loss expenses regularly, no assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved. In the future, if such reserves develop adversely, such deficiency would have a negative impact on future results of operations. See “Unpaid Losses and Loss Expenses” in Item 1, “Critical Accounting Policies and Estimates,” in Item 7 and Item 8, Note 12 to the Consolidated Financial Statements, each in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion.

          Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balances Receivable

          As a significant portion of the Company’s net premiums written incept in the first nine months of the year, certain assets and liabilities have increased at September 30, 2010 compared to December 31, 2009. This includes deferred acquisition costs, unearned premiums, premiums receivable and prepaid reinsurance premiums.

          In the normal course of business, the Company seeks to reduce the potential amount of loss arising from claims events by reinsuring certain levels of risk assumed in various areas of exposure with other insurers or reinsurers. While reinsurance agreements are designed to limit the Company’s losses from large exposures and permit recovery of a portion of direct unpaid losses, reinsurance does not relieve the Company of its ultimate liability to its insureds. Accordingly, the loss and loss expense reserves on the balance sheets represent the Company’s total unpaid gross losses. Unpaid losses and loss expenses recoverable relate to estimated reinsurance recoveries on the unpaid loss and loss expense reserves.

          Unpaid losses and loss expense recoverables were $3.6 billion and $3.6 billion at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010 and December 31, 2009, reinsurance balances receivable were $0.2 billion and $0.4 billion, respectively. The table below presents the Company’s net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable at September 30, 2010 and December 31, 2009.

(U.S. dollars in thousands)	(Unaudited) September 30, 2010	December 31, 2009

Reinsurance balances receivable	$254,250	$454,660
Reinsurance recoverable on future policy benefits	24,378	26,637
Reinsurance recoverable on unpaid losses and loss expenses	3,671,342	3,667,344
Bad debt reserve on unpaid losses and loss expenses recoverable and reinsurance balances receivable	(143,327)	(189,769)

Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$3,806,643	$3,958,872

Liquidity and Capital Resources

          Liquidity is a measure of the Company’s ability to generate sufficient cash flows to meet the short- and long-term cash requirements of the Company’s business operations.

          As a global insurance and reinsurance company, one of the Company’s principal responsibilities to its clients is to ensure that it has ready access to funds with which to settle large unforeseen claims. The Company would generally expect that positive cash flow from operations (underwriting activities and investment income) will be sufficient to cover cash outflows under most future loss scenarios. However, there is a possibility that unforeseen demands could be placed on the Company due to extraordinary events and as such the Company’s liquidity needs may change. Such events include, among other things, several significant catastrophes occurring in a relatively short period of time resulting in material incurred losses; rating agency downgrades of the Company’s core insurance and reinsurance subsidiaries that would require posting of collateral, return of unearned premium and/or the settlement of derivative transactions; and large scale uncollectible reinsurance recoverables on paid losses (as a result of coverage disputes, reinsurers’ credit problems or decreases in the value of collateral supporting reinsurance recoverables). Any one or a combination of such events may cause a liquidity strain. In addition, a liquidity strain could also occur in an illiquid market, such as that which was experienced in 2008. Investments that may be used to meet liquidity needs in the event of a liquidity strain may not be liquid, given inactive markets, or may have to be sold at a significant loss as a result of depressed prices. Because each subsidiary focuses on a more limited number of specific product lines than is collectively available from the consolidated group of companies, the mix of business tends to be less diverse at the subsidiary level. As a result, the probability of a liquidity strain, as described above, may be greater for individual subsidiaries than when liquidity is assessed on a consolidated basis. If such a liquidity strain were to occur in a subsidiary, XL Group plc may be required to contribute capital to the particular subsidiary and/or curtail dividends from the subsidiary to support holding company operations.

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

          Holding Company Liquidity

          As a holding company, XL Group plc has no operations of its own and its assets consist primarily of its investments in its subsidiaries. Accordingly, XL Group plc’s future cash flows largely depend on the availability of dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries and states in which XL Group plc’s subsidiaries operate, including, among others, Bermuda, New York, Ireland, Switzerland and the United Kingdom. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 Item 8, Note 26 to the Consolidated Financial Statements, “Statutory Financial Data,” for further discussion and details regarding the dividend capacity of the Company’s major operating subsidiaries. See also Item 1A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 “Risk Factors – Risks Related to the Company - Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends, make payments on our debt securities and make other payments.” The ability to pay such dividends is also limited by the regulations of the Society of Lloyd’s and certain contractual provisions. No assurance can be given that the Company’s subsidiaries will pay dividends in the future to XL Group plc.

          Under Irish law, share premium was required to be converted to “distributable reserves” for the Company to have the ability to pay cash dividends and redeem and buyback shares following the Redomestication. On July 23, 2010, the Irish High Court approved XL-Ireland’s conversion of share premium to $5.0 billion of distributable reserves, subject to the completion of certain formalities under Irish Company law. These formalities were completed in early August 2010.

          At September 30, 2010, XL-Ireland and XL-Cayman held cash and investments, net of liabilities associated with cash sweeping arrangements, of $7.5 million and $1.7 billion, respectively.

          The Company’s principal uses of liquidity are for cash dividend payments to holders of its ordinary shares and preferred shares, interest and principal payments on debt, capital investments in its subsidiaries and corporate operating expenses.

          In January 2002, XLCFE, a wholly owned finance subsidiary of XL Group plc, issued $600 million par value 6.5% Guaranteed Senior Notes due January 2012. These notes are fully and unconditionally guaranteed by XL Company Switzerland GmbH.

          See also the Consolidated Statements of Cash Flows included in Item 1, Financial Statements, above.

          Sources of Liquidity for the Company

          At September 30, 2010, the consolidated Company had cash and cash equivalents of approximately $4.0 billion as compared to approximately $3.6 billion at December 31, 2009. There are three main sources of cash flows for the Company – those provided by operations, investing activities and financing activities.

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

          During the nine months ended September 30, 2010, net cash flows provided by operating activities were $829.3 million compared to net cash flows provided of $25.1 million for the same period in 2009. The cash flows provided in the nine months ended September 30, 2010 resulted primarily from lower levels of claim payments from previous underwriting years being offset by premium income. During the first nine months of 2009 the cash flows used in operating activities were primarily as a result of claims payments associated with Hurricanes Ike and Gustav losses.

          Investing Cash Flows

          Generally, positive cash flow from operations and financing activities is invested in the Company’s investment portfolio, including affiliates or acquisition of subsidiaries.

          Net cash provided by investing activities was $623.7 million in the nine months ended September 30, 2010 compared to net cash provided of $143.5 million for the same period in 2009. The 2010 cash inflow was mainly associated with normal purchase and sale of portfolio investments.

          Financing Cash Flows

          Cash flows related to financing activities include ordinary and preferred share related transactions, the payment of dividends, the issue or repayment of preferred ordinary shares and deposit liability transactions.

          During the third quarter of 2007, the Company’s Board of Directors approved a share buyback program, authorizing the Company to purchase up to $500.0 million of its Class A ordinary shares. As of July 1, 2010, $375.4 million ordinary shares remained available for purchase under the program. During the third quarter of 2010, the Company purchased and cancelled 13.9 million ordinary shares under the program for $268.6 million. In addition, the Company purchased and cancelled 4.9 million ordinary shares during October 2010 for $106.8 million. In combination, these purchases totaled $375.4 million, the full amount remaining under the Company’s share buyback program. On November 2, 2010, the Company announced that its Board of Directors approved a new share buyback program, authorizing the Company to purchase up to $1.0 billion of its Class A ordinary shares. The Company expects the purchases to be made from time to time in the open market or in privately negotiated transactions, and that such repurchases are expected to be funded from cash on hand. The timing, form and amount of the share buybacks under the program will depend on a variety of factors, including market conditions, legal requirements and other factors. The buyback program may be modified, extended or terminated by the Board of Directors at any time.

          Net cash used in financing activities was $1.1 billion in the nine months ended September 30, 2010 compared to net cash used of $704.6 million for the same period in 2009. The 2010 net cash outflows related primarily to the redemption of Series C Preference Ordinary Shares, repurchase of the Company’s Class A ordinary shares as outlined above, settlement of $450 million of outstanding funding agreement liabilities, repayment of other deposit liabilities and the payment of ordinary and preferred dividends. For more information on the repurchase of debt please see Item 1, Note 7 to the Consolidated Financial Statements, “Share Capital”.

          In addition, the Company maintains letter of credit facilities which provide liquidity. Details of these facilities are described below in “Capital Resources.”

Capital Resources

          At September 30, 2010 and December 31, 2009, the Company had total shareholders’ equity of $10.9 billion and $9.4 billion, respectively. In addition to ordinary share capital, the Company depends on external sources of financing, including debt, preference shares, contingent capital, letter of credit and other collateral facilities, to support its underwriting activities.

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

          The following table summarizes the components of the Company’s current capital resources at September 30, 2010 and December 31, 2009:

(U.S. dollars in thousands)	September 30, 2010	December 31, 2009

Preferred share capital	$1,071,900	$1,182,673
Ordinary share capital	9,869,610	8,432,417

Total Ordinary and Preferred capital	$10,941,510	$9,615,090
Notes payable and debt	2,446,484	2,445,733

Total capital	$13,387,994	$12,060,823

a) Ordinary Share Capital

          The following table reconciles the opening and closing ordinary equity positions at September 30, 2010 and December 31, 2009:

(U.S. dollars in thousands)	September 30, 2010	December 31, 2009

Ordinary share equity – January 1	$8,432,417	$5,116,831
Net income (loss) attributable to XL Group plc.	447,928	74,991
Share repurchases	(270,711)	(626)
Share issues	1,102	741,291
Ordinary share dividends	(102,119)	(136,804)
Preferred share dividends	(67,194)	(80,200)
Gain on redemption of Series C preference ordinary shares	16,616	211,816
Change in accumulated other comprehensive income	1,416,654	2,222,460
Impact of adoption of new authoritative OTTI guidance, net of tax	—	229,670
Impact of adoption of new authoritative embedded derivative guidance, net of tax	(31,917)	—
Share based compensation and other	26,834	52,988

Ordinary equity – end of period	$9,869,610	$8,432,417

b) Debt

          The following table presents the Company’s debt under outstanding securities and lenders’ commitments at September 30, 2010:

				Payments Due by Period

Notes Payable and Debt (U.S. dollars in thousands)	Commitment/ Debt	In Use/ Outstanding	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years

5-year revolvers	$1,000,000	$—	2012	$—	$—	$—	$
6.50% Guaranteed Senior Notes	600,000	599,588	2012	—	600,000	—
5.25% Senior Notes	600,000	597,422	2014	—	—	600,000		—
8.25% Senior Notes	575,000	575,000	2021	—	—	—		575,000
6.375% Senior Notes	350,000	350,000	2024	—	—	—		350,000
6.25% Senior Notes	325,000	324,474	2027	—	—	—		325,000

Total	$3,450,000	$2,446,484		$—	$600,000	$600,000		$1,250,000

Adjustment to carrying value –impact of fair value hedges		19,417

Carrying value		$2,465,901

          “In Use” and “Outstanding” data represents September 30, 2010 accreted values. “Payments Due by Period” data represents ultimate redemption values.

          In addition, see Item 1, Note 16 to the Consolidated Financial Statements, “Notes Payable and Debt and Financing Arrangements,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for further information.

          At September 30, 2010, banks and investors provided the Company and its subsidiaries with $3.5 billion of debt capacity, of which $2.5 billion was utilized by the Company. This debt capacity consists of:

▪	revolving credit facility of $1.0 billion in aggregate; and

▪

senior unsecured notes of approximately $2.5 billion. These notes require the Company to pay a fixed rate of interest during their terms. At September 30, 2010, there were five outstanding issues of senior unsecured notes:

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

▪

$575 million of senior notes due August 2021, with a fixed coupon of 8.25%. These securities are a component of the 10.75% units that are publicly traded. In addition to the coupon paid on the senior notes, quarterly contract adjustment payments at an annual rate of 2.50% per annum are paid on forward purchase contracts for the Company’s ordinary shares for a total distribution of 10.75% per annum. The purchase contracts mature in 2011, and the senior notes mature in 2021. In August 2011, the senior notes will be remarketed to generate sufficient remarketing proceeds to satisfy the 10.75% unit holders’ obligations under the purchase contracts.

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

c) Preferred shares

          At September 30, 2010, the Company’s preferred share capital was made up of $1.0 billion Series E Preference ordinary shares and $71.9 million Series C Preference ordinary shares. At December 31, 2009, the Company’s preferred share capital was made up of $1.0 billion Series E Preference ordinary shares and $182.7 million Series C Preference ordinary shares.

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

d) Contingent Capital

          At September 30, 2010, the Company has one contingent capital transaction where the outstanding put option has not been exercised. No up-front proceeds were received by the Company under this transaction. In the event that the associated irrevocable put option agreement is exercised, proceeds previously deposited in the Collateral Account discussed below by investors from the issuance of pass-through trust securities would be received in return for the issuance of preferred shares. See below for further details on this transaction.

          On December 5, 2006, the Company and certain operating subsidiaries (“Ceding Insurers”) entered into a securities issuance agreement (the “Securities Issuance Agreement”), and certain of the Company’s foreign insurance and reinsurance subsidiaries (“Ceding Insurers”) entered into an excess of loss reinsurance agreement (the “Reinsurance Agreement”), with Stoneheath Re (“Stoneheath”). The net effect of these agreements to the Company is the creation of a contingent put option to issue to Stoneheath $350.0 million of preference ordinary shares in the aggregate. The agreements provide the Company with a Reinsurance Collateral Account in support of certain covered perils named in the Reinsurance Agreement. The covered perils include United States wind, European wind, California earthquake and terrorism worldwide. After an initial three-month period, the covered perils as well as the attachment points and aggregate retention amounts may be changed by the Ceding Insurers in their sole discretion. This may result in a material increase or decrease in the likelihood of payment under the Reinsurance Agreement. On each date on which a Ceding Insurer withdraws funds from the Reinsurance Collateral Account, the Company must issue and deliver to Stoneheath an amount of XL Group Ltd. Series D Preference Shares having an aggregate liquidation preference that is equal to the amount of funds so withdrawn from the Collateral Account. The Company is obligated to reimburse Stoneheath for certain fees and ordinary expenses. The initial term of the Reinsurance Agreement was for the period from the Closing Date through June 30, 2007, with four annual mandatory extensions through June 30, 2011 (unless coverage is exhausted thereunder prior to such date). The Ceding Insurers may thereafter extend the Reinsurance Agreement at their option for additional calendar quarters without limit (unless coverage is exhausted thereunder). The contingent put option is recorded as a liability at fair value with changes in fair value recognized in earnings. The Series D Preference Shares, if issued, will pay dividends on a non-cumulative basis at a fixed rate of 6.868% per annum through October 15, 2011 and thereafter at a floating rate based on 3-month LIBOR, plus 3.12%.

e) Letter of Credit Facilities and other sources of collateral

          At September 30, 2010, the Company had five letter of credit facilities in place with total availability of $5.0 billion, of which $2.7 billion was utilized.

				Amount of Commitment Expiration per period

Other Commercial Commitments (U.S. dollars in thousands)	Commitment	In Use	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years

Letter of Credit Facility	$250,000	$114,420	Continuous	—	—	—	—
Letter of Credit Facility (1)	4,000,000	2,130,483	2012	—	$4,000,000	—	—
Letter of Credit Facility	21	21	Continuous	—	—	—	—
Letter of Credit Facility	93	93	Continuous	—	—	—	—
Letter of Credit Facility	750,000	454,589	Continuous	—	—	—	—

Five letter of credit facilities	$5,000,114	$2,699,606		—	$4,000,000	—	—

(1)	Included in this letter of credit facility is $1 billion that is also included in the revolvers under notes payable and debt.

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

          The Company reviews current and projected collateral requirements as well as new sources of collateral on a regular basis. Management’s objective is to maintain an excess amount of collateral sources over expected uses. The Company also reviews its liquidity needs on a regular basis.

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

          On July 1, 2010, FitchRatings (“Fitch”) revised the outlook of the financial strength rating of the Company’s principal insurance and reinsurance subsidiaries to “Stable” from “Negative”. Also in this announcement, Fitch affirmed the financial strength rating as “A”. In its public announcement, Fitch noted that the change in the outlook reflected the Company’s improved capitalization, reduced financial leverage, lower investment risk and stabilization of its competitive position. The following are the financial strength and claims paying ratings at November 3, 2010 from internationally recognized rating agencies in relation to the Company’s principal insurance and reinsurance subsidiaries and pools:

Rating agency	Rating

A.M. Best	A	(Stable	)
Standard & Poor’s	A	(Negative	)
Moody’s Investor Services	A2	(Stable	)
Fitch	A	(Stable	)

          As noted above, any downgrade in the rating of the Company’s subsidiaries could result in the need for them to return unearned premiums and post collateral and could result in the termination of derivative agreements.

          In addition, at November 3, 2010 XL Group Ltd. had the following long-term debt ratings: ‘bbb’ (Stable) from A.M. Best, ‘BBB+’ (Negative) from S&P, ‘Baa2’ (Stable) from Moody’s and ‘BBB+’ (Stable) from Fitch.

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

          All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following: (i) changes in the size of the Company’s claims relating to natural or man-made catastrophe losses due to the preliminary nature of some reports and estimates of loss and damage to date; (ii) trends in rates for property and casualty insurance and reinsurance; (iii) the timely and full recoverability of reinsurance placed by the Company with third parties, or other amounts due to the Company; (iv) changes in ratings, rating agency policies or practices; (v) changes in the projected amount of ceded reinsurance recoverables and the ratings and creditworthiness of reinsurers; (vi) the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by the Company; (vii) the Company’s ability to successfully implement its business strategy especially during the “soft” market cycle; (viii) increased competition on the basis of pricing, capacity, coverage terms or other factors, which could harm the Company’s ability to maintain or increase its business volumes or profitability; (ix) greater frequency or severity of claims and loss activity than the Company’s underwriting, reserving or investment practices anticipate based on historical experience or industry data; (x) the effects of inflation on the Company’s business, including on pricing and reserving; (xi) developments, including uncertainties related to the depth and duration of the current recession, and future volatility, in the world’s credit, financial and capital markets that adversely affect the performance and valuation of the Company’s investments or access to such markets; (xii) the potential impact on the Company from government-mandated insurance coverage for acts of terrorism; (xiii) the potential for changes to methodologies, estimations and assumptions that underlie the valuation of the Company’s financial instruments that could result in changes to investment valuations; (xiv) changes to the Company’s assessment as to whether it is more likely than not that the Company will be required to sell, or has the intent to sell, available for sale debt securities before their anticipated recovery; (xv) availability of borrowings and letters of credit under the Company’s credit facilities; (xvi) the ability of the Company’s subsidiaries to pay dividends to XL Group plc; (xvii) the potential effect of regulatory developments in the jurisdictions in which the Company operates, including those which could impact the financial markets or increase the Company’s business costs and required capital levels; (xviii) changes in regulation or laws applicable to XL Group plc or its subsidiaries, brokers or customers; (xix) acceptance of the Company’s products and services, including new products and services; (xx) changes in the availability, cost or quality of reinsurance; (xxi) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xxii) loss of key personnel; (xxiii) changes in accounting policies or practices or the application thereof; (xxiv) legislative or regulatory developments including, but not limited to, changes in regulatory capital balances that must be maintained by the Company’s operating subsidiaries and governmental actions for the purpose of stabilizing the financial markets; (xxv) the effects of mergers, acquisitions and divestitures; (xvi) developments related to bankruptcies of companies insofar as they affect property and casualty insurance and reinsurance coverages or claims that the Company may have as a counterparty; (xxvii) changes in general economic conditions, including changes in interest rates, credit spreads, foreign currency exchange rates and other factors; (xxviii) changes in applicable tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof; (xxix) the effects of business disruption or economic contraction due to war, terrorism or other hostilities; (xxx) the Company’s ability to realize the expected benefits from the redomestication; (xxxi) any unanticipated costs in connection with the redomestication; and (xxxii) the other factors set forth in the Company’s other documents on file with the SEC. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by the federal securities laws.

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

          This risk management discussion and the estimated amounts generated from the sensitivity and value at risk (“VaR”) analyses for the investment portfolio presented in this document are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these estimated results due to, among other things, actual developments in the global financial markets and changes in the composition of the Company’s investment portfolio. The results of analysis used by the Company to assess and mitigate risk should not be considered projections of future events of losses. See generally “Cautionary Note Regarding Forward-Looking Statements,” in Item 2.

Interest Rate Risk

          The Company’s fixed income portfolio is exposed to interest rate risk. Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The Company manages interest rate risk within the context of its overall asset liability management strategy by setting duration targets for its investment portfolio in line with the estimated duration of its liabilities, thus mitigating the overall economic effect of interest rate risk and within the constraints of the Company’s risk appetite. Nevertheless, the Company remains exposed to interest rate risk with respect to the Company’s overall net asset position and more generally from an accounting standpoint since the assets are marked to market, thus subject to market conditions, while liabilities are accrued at a static rate.

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

          Foreign currency exchange rate gains and losses in the Company’s Statement of Income arise for accounting purposes when net assets or liabilities are denominated in foreign currencies that differ from the functional currency of those subsidiaries. While unrealized foreign exchange gains and losses on underwriting balances are reported in earnings, the offsetting unrealized gains and losses on invested assets are recorded as a separate component of shareholders’ equity, to the extent that the asset currency does not match that entity’s functional currency. This results in an accounting mismatch that will result in foreign exchange gains or losses in the consolidated statements of income depending on the movement in certain currencies. In order to improve administrative efficiencies as well as to address this accounting imbalance, the Company formed several branches with Euro and U.K. pound Sterling functional currencies. Management continues to focus on attempting to limit this type of exposure in the future.

          Foreign currency exchange rate risk in general is reviewed as part of the Company’s risk management process. Within its asset liability framework for the investment portfolio, the Company pursues a general policy of holding the assets and liabilities in the same currency and as such the Company is not exposed to the risks associated with foreign exchange movements within its investment portfolio as currency impacts on the assets are generally matched by corresponding impacts on the related liabilities. Foreign exchange contracts within the investment portfolio are utilized to manage individual portfolio foreign exchange exposures, subject to investment management service providers’ guidelines established by management. These contracts are generally not designated as specific hedges for financial reporting purposes and, therefore, realized and unrealized gains and losses on these contracts are recorded in income in the period in which they occur. These contracts generally have maturities of three months or less. The Company also attempts to manage the foreign exchange volatility arising on certain transactions denominated in foreign currencies. These include, but are not limited to, premium receivable, reinsurance contracts, claims payable and investments in subsidiaries.

          The principal currencies creating foreign exchange risk for the Company are the U.K. pound Sterling, the Euro, the Swiss Franc and the Canadian dollar. The following tables provide more information on the Company’s exposure to foreign exchange rate risk at September 30, 2010 and December 31, 2009:

September 30, 2010 (Foreign Currency in millions)	Euro	U.K. Pound	Swiss Franc	Canadian Dollar

Net exposure to key foreign currencies	169.2	39.4	265.2	216.6

December 31, 2009 (Foreign Currency in millions)	Euro	U.K. Pound	Swiss Franc	Canadian Dollar

Net exposure to key foreign currencies	258.6	(120.0)	261.9	508.1

Credit Risk

          The Company is exposed to direct credit risk within its investment portfolio as well as through general counterparties, including customers and reinsurers. Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. The Company manages credit risk through established investment credit policies which address quality of obligors and counterparties, industry limits, and diversification requirements. The Company’s exposure to market credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads.

          Certain of the Company’s underwriting activities expose it to indirect credit risk in that profitability of certain strategies can correlate with credit events at the issuer level, industry level or country level. The Company manages these risks through established underwriting policies which operate in accordance with established limit and escalation frameworks.

          The Company has established Risk Governance processes by which oversight and decision-making authorities with respect to risks are granted to individuals and strategies within the enterprise. The Company’s governance framework establishes accountabilities for tasks and outcomes as well as escalation criteria. Governance processes are designed to ensure that transactions and activities, individually and in the aggregate, are carried out in accordance with the Company’s risk policies, philosophies, appetites, limits and risk concentrations, and in a manner consistent with expectations of excellence of integrity, accountability and client service.

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

          The table below shows the Company’s aggregate fixed income portfolio by credit rating in percentage terms of the Company’s aggregate fixed income exposure (including fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased) at September 30, 2010.

Percentage of Aggregate Fixed Income Portfolio

AAA	53.5
AA	14.7
A	21.3
BBB	6.8
BB & below	3.7
NR	—

Total (1)	100.0%

(1)	Included in the above are $457.4 million or 1.3% of the portfolio which represents medium term notes rated at the average credit rating of the underlying asset pools backing the notes.

          At September 30, 2010, the average credit quality of the Company’s aggregate fixed income investment portfolio was “AA”, excluding operating cash.

          The Company is closely monitoring its corporate financial bond holdings given the events of the past three years. The table below summarizes the Company’s significant exposures (defined as bonds issued by financial institutions with an amortized cost in excess of $50.0 million) to corporate bonds of financial issuers held within its available for sale and held to maturity investment portfolio at September 30, 2010, representing both amortized cost and unrealized gains (losses):

(U.S. dollars in millions)
Issuer (by Global Ultimate Parent)	Amortized Cost September 30, 2010 (1)	Unrealized Gain/ (Loss) September 30, 2010

Bank of America Corporation	$195.1	$(4.6)
Lloyds Banking Group plc	171.7	4.9
Rabobank Nederland NV	159.6	3.0
The Goldman Sachs Group, Inc.	134.9	3.5
Morgan Stanley	127.6	3.0
JPMorgan Chase & Co.	125.1	(3.0)
HSBC Holdings plc	122.4	(0.9)
Citigroup Inc.	117.4	(0.4)
Barclays plc	115.3	(15.3)
Banco Santander, S.A.	110.5	(16.5)
BNP Paribas	108.2	(0.5)
Wells Fargo & Company	107.8	3.8
Australia and New Zealand Banking Group Limited	100.8	2.8
Bank of Nova Scotia, The	99.2	2.7
Credit Agricole SA	85.0	(2.8)
Credit Suisse Group AG	81.6	3.0
Aviva Plc	80.0	(11.1)
National Australia Bank Limited	78.5	(0.3)
UBS AG	77.1	0.7
Westpac Banking Corporation	71.3	2.6
Nationwide Building Society	68.8	(4.3)
Standard Chartered plc	68.7	0.2
RFS Holdings B.V.	66.2	5.1
BPCE	65.0	0.4
Canadian Imperial Bank Of Commerce	64.7	1.7
Assicurazioni Generali S.P.A.	58.8	(8.3)
Legal & General Group plc	56.5	(4.6)
Nordea Bank	56.2	0.1
Bank of Montreal	55.7	2.1
Danske Bank	53.9	(4.8)
Metlife, Inc.	52.4	3.3
Northern Rock Plc	51.3	0.4
U.S. Bancorp	51.0	(0.1)

(1)	Government-guaranteed paper has been excluded from the above figures.

          Within the Company’s corporate financial bond holdings, the Company is further monitoring its exposures to hybrid securities, representing Tier One and Upper Tier Two securities of various financial institutions. The following table summarizes the top ten exposures to hybrid securities, listed by amortized cost representing both amortized cost and unrealized (losses):

(U.S. dollars in millions)
Issuer (by Global Ultimate Parent)	Tier One Amortized Cost September 30, 2010	Upper Tier Two Amortized Cost September 30, 2010	Total Amortized Cost September 30, 2010	Net Unrealized (Loss) September 30, 2010

Barclays, Plc	$53.7	$58.6	$112.3	$(15.1)
Banco Santander, S.A.	47.8	33.4	81.2	(15.8)
Aviva PLC	5.7	53.2	58.9	(10.1)
Assicurazioni Generali S.P.A	58.8	—	58.8	(8.3)
Danske Bank A/S	33.9	19.9	53.8	(4.7)
Credit Agricole SA	10.3	41.5	51.8	(4.0)
Unicredit S.P.A.	35.7	—	35.7	(4.9)
Bank of America Corporation	29.7	—	29.7	(5.1)
BNP Paribas	27.8	—	27.8	(2.7)
HSBC Holdings PLC	27.2	—	27.2	(2.1)

Total	$330.6	$206.6	$537.2	$(72.8)

          At September 30, 2010, the top 10 corporate holdings listed below represent the direct exposure to the corporations listed below, including their subsidiaries, and excludes any securitized, credit enhanced and collateralized asset or mortgage backed securities, cash and cash equivalents, pooled notes and any OTC derivative counterparty exposure, if applicable.

Top 10 Corporate Holdings (1)	Percentage of Aggregate Fixed Income Portfolio (2)

Pfizer Inc.	0.6%
General Electric Company	0.6%
Bank of America Corporation	0.6%
Lloyds Banking Group PLC	0.5%
Wal-Mart Stores, Inc.	0.5%
Rabobank Nederland NV	0.5%
AT&T Inc.	0.5%
Verizon Communications, Inc.	0.5%
BP PLC	0.5%
Glaxosmithkline PLC	0.4%

(1)	Corporate issuers exclude government-backed, government-sponsored enterprises and cash and cash equivalents.

(2)	Includes fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased and excludes government-guaranteed paper.

          At September 30, 2010, the top 5 corporate sector exposures listed below represented 28.5% of the aggregate fixed income investment portfolio and 79.8% of all corporate holdings.

(U.S. dollars in millions)
Top 5 Sector Exposures	Fair Value	Percentage of Aggregate Fixed Income Portfolio

Financials (1)	$4,483.3	12.9%
Consumer, Non-Cyclical	2,179.7	6.3%
Utilities	1,336.1	3.8%
Communications	962.5	2.8%
Energy	927.6	2.7%

Total	$9,889.2	28.5%

(1)	Government-guaranteed paper has been excluded from the above figures.

          Within the Company’s fixed income portfolios, the Company is further monitoring its exposures to holdings representing risk in certain Eurozone countries. In particular, the Company has government holdings of $1.2 million, corporate holdings of $203.7 million and structured credit holdings of $1.0 million in Greece, Ireland, Italy, Portugal and Spain. The corporate holdings primarily consist of multinationals with low reliance on local economics and systemically important industries such as utilities and telecoms.

          The Company also has exposure to market movement related to credit risk associated with its mortgage-backed and asset-backed securities. The table below shows the breakdown of the $10.1 billion structured credit portfolio, of which 77.0% is AAA rated:

(U.S. dollars in millions)	Fair Value	Percentage of Structured Portfolio

CMBS	$1,236.9	12.2%
Non-Agency RMBS	1,159.6	11.5%
Core CDO (non-ABS CDOs and CLOs)	731.7	7.2%
Other ABS	1,371.4	13.5%
Agency RMBS	5,633.0	55.6%

Total	$10,132.6	100.0%

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

Equity Price Risk

          The Company’s equity investment portfolio as well as other investments, primarily representing certain derivatives and certain affiliate investments, are exposed to mark to market movements associated with equity price risk. Equity price risk is the potential loss arising from changes in the market value of equities. At September 30, 2010, the Company’s equity portfolio was approximately $19.0 million as compared to $12.0 million at December 31, 2009. This excludes fixed income fund investments that generally do not have the risk characteristics of equity investments. At September 30, 2010 and December 31, 2009, the Company’s direct allocation to equity securities was a negligible percentage of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased). The Company also estimates the equity risk embedded in certain alternative and private investments. Such estimates are derived from market exposures provided to the Company by certain individual fund investments and/or internal statistical analyses.

Other Market Risks

          The Company’s private investment portfolio is invested in limited partnerships and other entities which are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments, and risks specific to startup or small companies. At September 30, 2010, the Company’s exposure to private investments was $320.3 million, as compared to $322.4 million at December 31, 2009.

          The Company’s alternative investment portfolio, which is exposed to equity and credit risk as well as certain other market risks, had a total exposure of $917.8 million making up approximately 2.6% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) at September 30, 2010, as compared to December 31, 2009, where the Company had a total exposure of $800.2 million representing approximately 2.4% of the total investment portfolio.

          At September 30, 2010, bond and stock index futures outstanding had a net long position of $71.9 million as compared to a net long position of $81.8 million at December 31, 2009. The Company may reduce its exposure to these futures through offsetting transactions, including options and forwards.

          As noted above, the Company also invests in certain derivative positions which can be impacted by market value movements. For further details on derivative instruments see Item 1, Note 6 to the Company’s Consolidated Financial Statements, “Derivative Instruments”, herein.

Sensitivity and Value-at-Risk Analysis

          The table below summarizes the Company’s assessment of the estimated impact on the value of the Company’s investment portfolio at September 30, 2010 associated with an immediate and hypothetical: +100bps increase in interest rates, a -10% decline in equity markets, a +100bps widening in spreads and a +10% widening in spreads. The table also reports the 95%, 1-year VaRs for the Company’s investment portfolios at September 30, 2010, excluding foreign exchange.

          The interest rate, spread risk, and VaR referenced in the table below include the impact of market movements on the Company’s held to maturity fixed maturities from the Company’s Life investment portfolios. While the market value of these holdings is sensitive to prevailing interest rates and credit spreads, the Company’s book value is not impacted as these holdings are carried at amortized cost. At September 30, 2010, if the Company were to exclude these impacts in order to present the impact of these risks to the Company’s book value, the interest rate risk would be reduced by approximately $312.3 million, absolute spread risk would be reduced by approximately $214.1 million, relative spread risk would be reduced by approximately $18.8 million, and VaR would be reduced by approximately $418.2 million.

          The table below excludes the impact of foreign exchange rate risk on the investment portfolio. The investment portfolio is managed on an asset-liability matched basis, and, accordingly, any foreign exchange movements impact the assets and liabilities equally. See foreign exchange rate risk for further details. The Company considers that the investment portfolio VaR estimated results as well as P&C and Life investment portfolios VaR estimated results excluding foreign exchange rate risk are the more relevant and appropriate metrics to consider when assessing the actual risk of the portfolio.

          The estimated results below also do not include any risk contributions from our various operating affiliates (strategic, investment manager or financial operating affiliates) or other investments carried at amortized cost.

(U.S. dollars in thousands)	Interest Rate Risk(2)	Equity Risk (3)	Absolute Spread Risk (4)	Relative Spread Risk (5)	VaR (6), (7)

Total Investment Portfolio (1)	$(1,255.6)	$(57.1)	$(1,261.3)	$(223.3)	$1,471.9

A. P&C Investment Portfolio	$(705.2)	$(57.1)	$(788.6)	$(136.2)	$864.3

(I) P&C Fixed Income Portfolio	(705.2)	—	(788.6)	(136.2)	842.9

(a) Cash & 0-1 Yr	(5.9)	—	—	—	8.2

(b) Total Government Related	(210.5)	—	(149.3)	(4.8)	176.0

(c) Total Corporate Credit	(313.0)	—	(358.6)	(49.5)	381.1

(d) Total Structured Credit	(175.8)	—	(291.3)	(82.1)	430.4

(II) P&C Non-Fixed Income Portfolio	—	(57.1)	—	—	92.5

(e) Equity Portfolio	—	(1.2)	—	—	5.2

(f) Alternative Portfolio	—	(23.0)	—	—	55.3

(g) Private Investments	—	(32.9)	—	—	70.7

B. Life Investment Portfolio	$(540.9)	$—	$(435.4)	$(84.9)	$721.3

(III) Life Fixed Income Portfolio	(540.9)	—	(435.4)	(84.9)	721.3

(i) Cash & 0-1 Yr	—	—	—	—	0.2

(j) Total Government Related	(221.2)	—	(82.5)	(3.3)	320.8

(k) Total Corporate Credit	(269.6)	—	(295.8)	(70.1)	346.3

(l) Total Structured Credit	(50.1)	—	(57.1)	(11.5)	79.8

(IV) Life Non-Fixed Income Portfolio	—	—	—	—	—

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

(4)

The estimated impact on the fair value of the Company’s fixed income portfolio of an immediate hypothetical +100 basis point increase in all global corporate and structured credit spreads to which the Company’s fixed income portfolio is exposed. This excludes exposure to credit spreads in the Company’s alternative investments, private investments and counterparty exposure.

(5)

The estimated impact on the fair value of the Company’s fixed income portfolio of an immediate hypothetical +10% increase in all global corporate and structured credit spreads to which the Company’s fixed income portfolio is exposed. This excludes exposure to credit spreads in the Company’s alternative investments, private investments and counterparty exposure.

(6)

The VaR results are based on a 95% confidence interval, with a one year holding period, excluding foreign exchange rate risk. The Company’s investment portfolio VaR at September 30, 2010 is not necessarily indicative of future VaR levels.

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

          In November 2006, a subsidiary of XL Group Ltd. (“XL-Cayman”) received a grand jury subpoena from the Antitrust Division of the U.S. Department of Justice (“DOJ”) and a subpoena from the Securities and Exchange Commission (the “SEC”), both of which sought documents in connection with an investigation into the municipal Guaranteed Investment Contracts (“GIC”) market and related products. In June 2008, subsidiaries of XL-Cayman also received a subpoena from the Connecticut Attorney General and an Antitrust Civil Investigative Demand from the Office of the Florida Attorney General in connection with a coordinated multi-state Attorneys General investigation into the matters referenced in the DOJ and SEC subpoenas. At various times during the period from late 2006 through 2008, the subsidiaries produced documents and other information in response to the aforementioned subpoenas and demands. XL Group plc plans to cooperate fully with any further information requests that it may receive in connection with these investigations.

          Commencing in March 2008, XL-Cayman and two of its subsidiaries were named, along with approximately 20 other providers and insurers of municipal GICs and similar derivative products in the U.S. (collectively “Municipal Derivatives”) as well as fourteen brokers of such products, in several purported federal antitrust class actions. The Judicial Panel on Multidistrict Litigation ordered that these be consolidated for pretrial purposes and assigned them to the Southern District of New York. The consolidated amended complaint filed in August 2008 alleges that there was a conspiracy among the defendants during the period from January 1, 1992 to the present to rig bids and otherwise unlawfully decrease the yield for Municipal Derivative products. The purported class of plaintiffs consists of purchasers of Municipal Derivatives. On October 21, 2008 most of the defendants filed motions to dismiss the consolidated amended complaint. The District Judge granted the motions by order dated April 29, 2009, but allowed plaintiffs leave to file a second amended complaint. Plaintiffs filed a Second Consolidated Amended Class Action Complaint on June 18, 2009, but did not include XL-Cayman or any of its subsidiaries as a defendant. The remaining defendants in that action again moved to dismiss, which motion was denied by the Court on March 25, 2010.

          In addition, XL-Cayman and three of its subsidiaries (along with numerous other parties) were named as defendants in eleven individual (i.e., non-class) actions filed by various municipalities or other local government bodies in California state and federal courts. The allegations are similar to the allegations in the Second Consolidated Amended Class Action Complaint described above. The defendants removed the state court cases to federal court, and all eleven cases were then transferred to the Southern District of New York by the Judicial Panel on Multidistrict Litigation. On April 26, 2010, the District Judge dismissed all eleven cases against XL-Cayman and its subsidiaries without prejudice, but denied motions to dismiss as respects most of the other defendants. Since then several additional similar actions have been filed, but none of these includes XL-Cayman or any of its subsidiaries as a defendant.

          In August 2005, plaintiffs in a proposed class action (the “Class Action”) that was consolidated into a multidistrict litigation in the United States District Court for the District of New Jersey, captioned In re Brokerage Antitrust Litigation, MDL No. 1663, Civil Action No. 04-5184 (the “MDL”), filed a consolidated amended complaint (the “Amended Complaint”), which named as new defendants approximately 30 entities, including Greenwich Insurance Company, Indian Harbor Insurance Company and XL-Cayman. In the MDL, the Class Action plaintiffs asserted various claims purportedly on behalf of a class of commercial insureds against approximately 113 insurance companies and insurance brokers through which the named plaintiffs allegedly purchased insurance. The Amended Complaint alleged that the defendant insurance companies and insurance brokers conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements and asserted statutory claims under the Sherman Act, various state antitrust laws and the Racketeer Influenced and Corrupt Organizations Act (“RICO”), as well as common law claims alleging breach of fiduciary duty, aiding and abetting a breach of fiduciary duty and unjust enrichment. By Opinion and Order dated August 31, 2007, the Court dismissed the Sherman Act claims with prejudice and, by Opinion and Order dated September 28, 2007, the Court dismissed the RICO claims with prejudice. The plaintiffs then appealed both Orders to the U.S. Court of Appeals for the Third Circuit. On August 16, 2010, the Third Circuit affirmed in large part the District Court’s dismissal. The Third Circuit reversed the dismissal of certain Sherman Act and RICO claims alleged against several defendants including XL-Cayman and two of its subsidiaries but remanded those claims to the District Court for further consideration of their adequacy. In light of its reversal and remand of certain of the federal claims, the Third Circuit also reversed the District Court’s dismissal (based on the District Court’s declining to exercise supplemental jurisdiction) of the state-law claims against all defendants. On October 1, 2010 the remaining defendants including XL-Cayman and two of its subsidiaries filed motions to dismiss the remanded federal claims and the state-law claims. It is expected that briefing on the motions will be completed in November 2010.

          Various XL entities have been named as defendants in three of the many tag-along actions that have been consolidated into the MDL for pretrial purposes. The complaints in these tag-along actions make allegations similar to those made in the Amended Complaint but do not purport to be class actions. On April 4, 2006, a tag-along complaint was filed in the U.S. District Court for the Northern District of Georgia on behalf of New Cingular Wireless Headquarters LLC and several other corporations against approximately 100 defendants, including Greenwich Insurance Company, XL Specialty Insurance Company, XL Insurance America, Inc., XL Insurance Company Limited, Lloyd’s syndicates 861, 588 and 1209 and XL-Cayman. On or about May 21, 2007, a tag-along complaint was filed in the U.S. District Court for the District of New Jersey on behalf of Henley Management Company, Big Bear Properties, Inc., Northbrook Properties, Inc., RCK Properties, Inc., Kitchens, Inc., Aberfeldy LP and Payroll and Insurance Group, Inc. against multiple defendants, including “XL Winterthur International.” On October 12, 2007, a complaint in a third tag-along action was filed in the U.S. District Court for the Northern District of Georgia by Sears, Roebuck & Co., Sears Holdings Corporation, Kmart Corporation and Lands’ End Inc. against many named defendants including X.L. America, Inc., XL Insurance America, Inc., XL Specialty Insurance Company and XL Insurance (Bermuda) Ltd. By order entered on or about October 5, 2010, the District Court ruled that the tag-along actions, including the three in which the XL entities are named defendants, will remain stayed pending the District Court’s decision on defendants’ October 1, 2010 motions to dismiss the remaining claims in the Class Action.

          XL-Cayman and one of its subsidiaries (collectively “the XL Entities”), Syncora, four Syncora officers, and various underwriters of Syncora securities were named in a Consolidated Amended Complaint (“CAC”) filed in August 2008 on behalf of shareholders of Syncora in the Southern District of New York. By Order dated March 31, 2010, Judge Deborah Batts granted motions to dismiss all claims asserted in the CAC as against all defendants principally on the basis of absence of loss causation and, granted the Plaintiffs leave to amend the CAC. The Plaintiffs filed a further amended complaint in June 2010. This complaint alleges violations of the Securities Act of 1933 arising out of the secondary public offering of Syncora common shares held by the XL Entities on June 6, 2007 as well as under the Securities Exchange Act of 1934 arising out of trading in Syncora securities during the asserted class period of July 24, 2007 to December 20, 2007. The principal allegations are that Syncora failed to appropriately and timely disclose its processes with respect to underwriting certain derivative contracts and insurance of tranches of structured securities. A subsidiary of XL-Cayman is named as a party that sold stock in the secondary public offering and XL-Cayman is named as a party that “controlled” Syncora during the relevant time period. On September 10, 2010, all of the defendants including the XL Entities filed motions to dismiss the June 2010 amended complaint. The principal bases for the XL Entities’ motion are (a) plaintiffs have not adequately alleged falsity of any of the challenged disclosures, and (b) plaintiffs have not adequately alleged “loss causation” arising out of corrections of the assertedly misrepresented or omitted facts in the relevant offering materials. Briefing in scheduled to be completed November 24, 2010.

          In connection with the secondary offering of Syncora shares, a subsidiary of XL-Cayman and Syncora each agreed to indemnify the several underwriters of that offering against certain liabilities, including liabilities under the Securities Act of 1933 for payment of legal fees and expenses, settlements and judgments incurred with respect to litigation such as this. The XL-Cayman subsidiary and Syncora have agreed to each bear 50% of this indemnity obligation.

          XL Group plc and its subsidiaries are subject to litigation and arbitration in the normal course of its business. These lawsuits and arbitrations principally involve claims on policies of insurance and contracts of reinsurance and are typical for the company and for the property and casualty insurance and reinsurance industry in general. Such legal proceedings are considered in connection with the company’s loss and loss expense reserves. Reserves in varying amounts may or may not be established in respect of particular claims proceedings based on many factors, including the legal merits thereof. In addition to litigation relating to insurance and reinsurance claims, XL Group plc and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance or reinsurance policies. This category of business litigation typically involves, amongst other things, allegations of underwriting errors or misconduct, employment claims, regulatory activity, shareholder disputes or disputes arising from business ventures. The status of these legal actions is actively monitored by management. XL Group plc believes that the expected ultimate outcome of all outstanding litigation and arbitration will not have a material adverse effect on its consolidated financial condition, operating results and/or cash flow, although an adverse resolution of one or more of these items could have a material adverse effect on the company’s results of operations in a particular fiscal quarter or year.

ITEM 1A.	RISK FACTORS

          Refer to Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for further information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         (c) Purchases of Equity Securities by the Issuer and Affiliate Purchasers

          The following table provides information about purchases by the Company during the three months ended September 30, 2010 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

July 1-31, 2010	77	17.44	—	375.4 million
August 1-31, 2010	5,276,017	17.91	5,274,900	281.0 million
September 1-30, 2010	8,617,708	20.20	8,617,708	106.8 million

Total	13,893,802	19.33	13,892,608	106.8 million

(1)

During the three months ended September 30, 2010, 1,194 shares were purchased in connection with the vesting of restricted shares granted under the Company’s restricted stock plan. These purchases were made in connection with satisfying tax withholding obligations of those employees. These shares were not purchased as part of the Company’s share repurchase program noted below.

(2)

During the third quarter of 2007, the Company’s Board of Directors approved a share buyback program, authorizing the Company to purchase up to $500.0 million of its Class A ordinary shares. As of July 1, 2010, $375.4 million ordinary shares remained available for purchase under the program. During the third quarter of 2010, the Company purchased and cancelled 13.9 million ordinary shares under the program for $268.6 million. In addition, the Company purchased and cancelled 4.9 million ordinary shares during October 2010 for $106.8 million. In combination, these purchases totaled $375.4 million, the full amount remaining from the Company’s share buyback program. On November 2, 2010, the Company announced that its Board of Directors approved a new share buyback program, authorizing the Company to purchase up to $1.0 billion of its Class A ordinary shares.

ITEM 6.	EXHIBITS

The following exhibits are filed as exhibits to this Quarterly Report:

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certification

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*

These interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2010
XL Group plc
(Registrant)

/s/ MICHAEL S. MCGAVICK

Name: Michael S. McGavick
Title: Chief Executive Officer and Director
XL Group plc

Date: November 5, 2010
/s/ IRENE M. ESTEVES

Name: Irene M. Esteves
Title: Executive Vice President and Chief Financial Officer
XL Group plc