Form 10-K
period 2010-12-31
XL GROUP PLC
filed 2011-02-25
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to
Commission file number 1-10804

XL GROUP
Public Limited Company
(Exact name of registrant as specified in its charter)

Ireland (State or other jurisdiction of incorporation or organization)	98-0665416 (I.R.S. Employer Identification No.)
No. 1 Hatch Street Upper, 4th Floor, Dublin 2, Ireland (Address of principal executive offices and zip code)	+353 (1) 405-2033 (Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Ordinary Shares, Par Value $0.01 per Share	New York Stock Exchange
10.75% Equity Security Units	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The aggregate market value of the voting common equity of the registrant held by non-affiliates of the registrant on June 30, 2010 was approximately $5.5 billion computed upon the basis of the closing sales price of the Ordinary Shares on June 30, 2010. For purposes of this computation, ordinary shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of February 22, 2011, there were outstanding 311,008,238 Ordinary Shares, $0.01 par value per share, of the registrant.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report relating to the annual meeting of ordinary shareholders to be held on May 6, 2011 are incorporated by reference into Part III of this Form 10-K.

XL GROUP PLC
TABLE OF CONTENTS

This Annual Report on Form 10-K contains “Forward-Looking Statements” as defined in the Private Securities Litigation Reform Act of 1995. A non-exclusive list of the important factors that could cause actual results to differ materially from those in such Forward-Looking Statements is set forth herein under Item 1A “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Cautionary Note Regarding Forward-Looking Statements.”

PART I

ITEM 1.	BUSINESS

History

XL Group plc, through its subsidiaries is a global insurance and reinsurance company providing property, casualty and specialty products to industrial, commercial and, professional firms, insurance companies and other enterprises on a worldwide basis. The company was incorporated with limited liability under the Cayman Islands Companies Act on March 16, 1998, as EXEL Merger Company. XL Capital Ltd was formed as a result of the merger of EXEL Limited and Mid Ocean Limited on August 7, 1998, and the company was named EXEL Limited on that date. At a special general meeting held on February 1, 1999, the shareholders of EXEL Limited approved a resolution changing the name of the company to XL Capital Ltd.

EXEL Limited and Mid Ocean Limited were incorporated in the Cayman Islands with principal operations in Bermuda in 1986 and 1992, respectively. EXEL Limited and its subsidiaries were formed in response to a shortage of high excess liability underwriting capacity in the insurance industry at that time and included a subsidiary organized in Ireland to serve the European Community. Mid Ocean Limited and its subsidiaries were formed to capitalize on the supply/demand imbalance in the global property catastrophe reinsurance market at that time and included dedicated Lloyd’s syndicate capacity. On June 18, 1999, XL Capital Ltd merged with NAC Re Corp. (“NAC”), a Delaware corporation organized in 1985, in a stock merger. This merger was accounted for as a pooling of interests under U.S. generally accepted accounting principles (“GAAP”). Following the merger, the company changed its fiscal year end from November 30 to December 31 as a conforming pooling adjustment.

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

On August 4, 2006, the company completed the sale of approximately 37% of its then financial guarantee reinsurance and insurance businesses through an initial public offering of 23.4 million common shares of Syncora Holdings Ltd. (“Syncora”) (formerly Security Capital Assurance Ltd. or “SCA”). On June 6, 2007, the company completed the sale of a portion of Syncora’s common shares still owned by the company through a secondary offering and thereby reduced its ownership of Syncora’s outstanding common shares further from approximately 63% to approximately 46%. On August 5, 2008, the company closed an agreement (the “Master Agreement”) with Syncora and its subsidiaries, as well as certain counterparties to credit default swap agreements, in connection with the termination of certain reinsurance and other agreements. As part of the Master Agreement, the company transferred all of the shares it owned in Syncora to a trust and, as a result, has no further ownership interest in the company. For further details relating to the Master Agreement, see Item 8, Note 4 to the Consolidated Financial Statements, “Syncora Holdings Ltd.”

On July 1, 2010, XL Group plc, a newly formed Irish public limited company (“XL-Ireland”) and XL Capital Ltd (now known as XL Group Ltd.), an exempted company organized under the laws of the Cayman Islands (“XL-Cayman”), completed a redomestication transaction in which all of the ordinary shares of XL- Cayman were exchanged for all of the ordinary shares of XL-Ireland (the “Redomestication”). As a result, XL-Cayman became a wholly owned subsidiary of XL-Ireland. On July 23, 2010, the Irish High Court approved XL-Ireland’s creation of distributable reserves, subject to the completion of certain formalities under Irish Company law. These formalities were completed in early August 2010. For further detailed information on this transaction and its impacts on shareholder rights, shareholders’ equity, debt and notes outstanding and employee stock plan awards, see the company’s Report on Form 8-K filed with the U.S. Securities and Exchange Commission on July 1, 2010. In addition, on July 1, 2010, XL Capital Ltd changed its name to XL Group Ltd.

For periods prior to July 1, 2010, unless the context otherwise indicates, references herein to the “Company” are to, and the Consolidated Financial Statements herein include the accounts of XL-Cayman and its consolidated subsidiaries. For periods, on and subsequent to July 1, 2010, unless the context otherwise indicates, references herein to the “Company” are to, and the Consolidated Financial Statements herein include the accounts of XL-Ireland and its consolidated subsidiaries.

See further information under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segments

Following the streamlining of the Company’s operating segments in the first quarter of 2010, the Company is organized into three operating segments: Insurance, Reinsurance and Life Operations. The general investment and financing operations of the Company are reflected in Corporate.

The Company evaluates the performance of both the Insurance and Reinsurance segments based on underwriting profit and the performance of the Life Operations segment based on its contribution to net income. Other items of revenue and expenditure of the Company are not evaluated at the segment level for reporting purposes. In addition, the Company does not allocate investment assets of its property and casualty (“P&C”) operations to the other segments. Investment assets related to the Company’s Life Operations and certain structured products included in the Insurance and Reinsurance segments are held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from each of these operations.

The following table sets forth an analysis of gross premiums written by segment for the years ended December 31, 2010, 2009 and 2008. Additional financial information about the Company’s segments, including financial information about geographic areas, is included in Item 8, Note 6 to the Consolidated Financial Statements, “Segment Information.”

Year ended December 31 (U.S. dollars in thousands)	2010 Gross Premiums Written	Percentage Change	2009 Gross Premiums Written	Percentage Change	2008 Gross Premiums Written
Insurance	$4,418,380	3.9%	$4,251,888	(19.9)%	$5,308,914
Reinsurance	1,842,951	(0.9)%	1,859,423	(17.7)%	2,260,477
Life Operations	411,938	(28.5)%	576,162	(16.6)%	690,915

	$6,673,269	(0.2)%	$6,687,473	(19.0)%	$8,260,306

Insurance Segment

General

The Company’s Insurance segment provides commercial property, casualty and specialty insurance products on a global basis. Products generally provide tailored coverages for complex corporate risks and include the following lines of business: property, casualty, professional liability, environmental liability, aviation and satellite, marine and offshore energy, equine, fine art and specie, excess and surplus lines, surety and other insurance coverages including program business. The Company focuses on those lines of business within its insurance operations that are believed to provide the best return on capital over time.

Property and casualty products are typically written as global insurance programs for large multinational companies and institutions and include property and liability coverages, umbrella liability, product recall, U.S. workers’ compensation and auto liability as well as property catastrophe. Property and casualty products generally provide large capacity on a primary, quota share or excess of loss basis. Global insurance programs are targeted to large worldwide companies in major industry groups including aerospace, automotive, consumer products, pharmaceutical, pulp and paper, high technology, telecommunications, transportation and basic metals. The primary casualty programs (including workers’

compensation and auto liability) generally require customers to take large deductibles or self-insured retentions. For the umbrella and excess business written, the Company’s liability attaches after large deductibles, including self insurance or insurance from other companies. Policies are written on an occurrence, claims-made and occurrence reported basis. The Company’s property business written, which also includes construction projects, is short-tail by nature and written on both a primary and excess of loss basis. Property business includes exposures to man-made and natural disasters, and generally, loss experience is characterized as low frequency and high severity. This may result in volatility in the Company’s results of operations, financial condition and liquidity. In addition to the property and casualty products noted above, in 2008 the Company launched underwriting capabilities for the Upper Middle Markets (“UMM”) in the U.S., U.K. and Continental Europe.

Professional liability insurance includes directors’ and officers’ liability, errors and omissions liability and employment practices liability coverages. Policies are written on both a primary and excess of loss basis. Directors’ and officers’ coverage includes primary and excess directors’ and officers’ liability, employment practices liability and company securities and private company directors’ and officers’ liability. Products are targeted at a variety of different sized companies, with a heavy concentration on small to medium-sized firms when written on a primary basis. Employment practices liability is written primarily for very large corporations on an excess of loss basis and covers those firms for legal liability in regard to the treatment of employees. Errors and omissions coverage is written on a primary and excess basis. Errors and omissions insurance written on a primary basis is targeted to small and medium-sized firms and coverage is provided for various professional exposures, including, but not limited to, insurance brokers, consultants, architects and engineers, lawyers, public entities and real estate agents.

Environmental liability products include pollution and remediation legal liability, general and project-specific pollution and professional liability, and commercial general property redevelopment and contractor’s pollution liability. Business is written for both single and multiple years on a primary or excess of loss, claims- made or, less frequently, occurrence basis. Targeted industries include environmental service firms, contractors, healthcare facilities, manufacturing facilities, real estate redevelopment, transportation and construction.

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

Marine and offshore energy, equine and fine art and specie insurance are also provided by the Company. Marine and energy coverage includes marine hull and machinery, marine war, marine excess liability, cargo and offshore energy insurance. Equine products specialize in providing bloodstock and livestock insurance. Fine art and specie coverages include fine art, jewelers block, cash in transit and related coverages for financial institutions.

Excess and surplus lines products include general liability coverages where most Insurance Services Office, Inc. (“ISO”) products are written. The Company ceased offering excess and surplus property coverages in 2009.

The Company’s program business specializes in insurance coverages for distinct market segments in North America, including program administrators and managing general agents who operate in a specialized market niche and have unique industry backgrounds or specialized underwriting capabilities. Products encompass mostly property and casualty coverages. The Company terminated an automobile extended warranty program in 2009.

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

U.S. Terrorism

The U.S. Terrorism Risk Insurance Act of 2002 (“TRIA”), as amended, established the Terrorism Risk Insurance Program (“TRIP”) which became effective on November 26, 2002 and was a three-year federal program effective through 2005. On December 22, 2005, President George W. Bush signed a bill extending TRIA (“TRIAE”) for two more years, continuing TRIP through 2007. On December 26, 2007, President George W. Bush signed the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) which further extended TRIP for seven years until December 31, 2014 and also eliminated the distinction between foreign and domestic acts of terrorism.

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

Underwriting

The Company underwrites and prices most risks individually following a review of the exposure and in accordance with the Company’s underwriting guidelines. Most of the Company’s insurance operations have underwriting guidelines that are industry-specific. The Company seeks to serve its clients while controlling its exposure on individual insurance contracts through terms and conditions, policy limits and sublimits, attachment points, and facultative and treaty reinsurance arrangements on certain types of risks.

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

As the Company’s insurance products are primarily specialized coverages, underwriting guidelines and policy forms differ by product offering as well as by legal jurisdiction. Liability insurance is written on both a primary and excess of loss basis, on occurrence, occurrence reported and claims-made policy forms. Occurrence reported policies typically cover occurrences causing unexpected and unintended personal injury or property damage to third parties arising from events or conditions that commence at or subsequent to an inception date, or retroactive date, if applicable, and prior to the expiration of the policy provided that proper notice is given during the term of the policy or the discovery period. Claims made policies typically cover only claims made during the policy period or extended reporting period and are generally associated with professional liability and environmental coverages. Traditional occurrence coverage is also available for restricted classes of risk and is generally written on a follow-form basis where the policy adopts the terms, conditions and exclusions of the underlying policy. Property insurance risks are written on a lead or follow-form basis that usually provides coverage for all risks of physical damage and business interruption. Maximum limits are generally subject to sublimits for coverage in critical earthquake and flood zones, where the Company seeks to limit its liability in these areas.

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

The following table is an analysis of the Insurance segment’s gross premiums written, net premiums written and net premiums earned, by line of business for the year ended December 31, 2010:

(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Casualty – professional lines	$1,412,131	$1,306,441	$1,316,173
Casualty – other lines	1,030,877	650,717	632,737
Other property	699,442	414,251	416,917
Marine, energy, aviation and satellite	668,878	570,957	540,319
Other specialty lines (1)	602,787	519,557	606,682
Other (2)	(2,545)	(7,582)	1,554
Structured indemnity	6,810	6,809	14,756

Total	$4,418,380	$3,461,150	$3,529,138

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, specie, middle markets and excess and surplus lines.

(2)	Other includes credit and surety and other lines.

Competition

The Company competes globally in the property and casualty insurance markets. Its competitors include the following companies and their affiliates: The ACE Group of Companies (“ACE”); Allianz Aktiengesellschaft (“Allianz”); American International Group, Inc., primarily their Chartis subsidiary (“AIG”); Factory Mutual Global (“FMG”) for property only; Hartford Financial Services (“Hartford”); Lloyd’s of London Syndicates (“Lloyd’s”); The Chubb Corporation (“Chubb”); The Travelers Companies (“Travelers”); and Zurich Financial Services Group (“Zurich”).

The Company’s major geographical markets for its property and casualty insurance operations are North America, Europe and Bermuda. The Company’s main competitors in each of these markets include the following:

North America – AIG, ACE, Chubb, FMG, Zurich, Travelers, CNA Financial Corporation, Hartford, Liberty Mutual Group and Lloyd’s.

Europe – Allianz, AIG, FMG, Zurich, AXA Insurance Ltd. (“AXA”), ACE, Lloyd’s, Assicurazioni Generali (“Generali”) and HDI-Gerling Industrie Versicherung AG (“HDI-Gerling”).

Bermuda – ACE, Allied World Assurance Company (“AWAC”), Axis Capital Group (“Axis”), Alterra Capital (“Alterra”), Endurance Specialty Insurance Ltd (“Endurance”) and Arch Capital Group Ltd (“Arch”).

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview,” for further discussion.

Marketing and Distribution

The majority of Insurance segment business originates via a large number of international, national and regional producers, acting as the brokers and representatives of current and prospective policyholders. A portion of Insurance segment business is marketed and underwritten by general agents and a portion by independent agents acting on behalf of the Company. Typically, all such producers, general agents and independent agents receive commission payments from the Company for their services, which payments are calculated as a percentage of the gross premium paid by the policyholder on an account-by-account basis. A certain portion of business originating from producers is submitted on a fee basis under which the producer is compensated by a fee paid to it by its policyholder client. From time to time, the Company also considers requests for commissions from a producer, with disclosure by the producer to the policyholder-client, where the producer receives a fee from the policyholder-client. The Company evaluates such requests on a case-by-case basis.

The Company considers requests for contingent commission arrangements where such additional commissions are based upon the volume of bound business originated from a specific producer during a prior calendar year where legal and appropriate. Such arrangements are distinct from program business where additional commissions are generally based on profitability of business submitted to and bound by the Company.

With regard to excess and surplus lines business, the Company receives submissions from licensed wholesale surplus lines brokers.

The Company has no implied or explicit commitments to accept business from any particular broker, and neither producers nor any other third party have the authority to bind the Company, except in the case where underwriting authority may be delegated contractually to selected general agents. Such general agents are subject to a financial and operational due diligence review prior to any such delegation of authority and ongoing reviews and audits are carried out as deemed necessary by the Company with the goal of assuring the continuing integrity of underwriting and related business operations. See Item 8, Note 19(a) to the Consolidated Financial Statements for information on the Company’s major producers, “Commitments and Contingencies – Concentrations of Credit Risk.”

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

The segment’s most significant operating legal entities in terms of revenues during 2010 were as follows: XL Insurance (Bermuda) Ltd, XL Insurance Company Limited, XL Specialty Insurance Company, Indian Harbor Insurance Company, Greenwich Insurance Company and XL Insurance Switzerland Ltd, as well as certain Lloyd’s syndicates.

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

Certain of the Company’s product lines have arrangements with third party administrators to provide claims handling services to the Company in respect of such product lines. These agreements set forth the duties of the third party administrators, limits of authority, protective indemnification language and various procedures that are required to meet statutory compliance. These arrangements are also subject to audit review by the Company’s relevant claim department.

In February 2010, the insurance operations started deploying a new claims IT platform called XL GlobalClaim (“GCS”). The system was successfully deployed throughout the U.S. and Bermuda operations during 2010 and is scheduled to be deployed throughout Europe and Asia during the first half of 2011. GCS converts the claim operation to a paperless environment and connects the legacy systems to allow for operations consistent data aggregation for all global claims operations.

Reinsurance Segment

General

The Company’s Reinsurance segment provides casualty, property risk (including energy and engineering), property catastrophe, marine, aviation, and other specialty reinsurance on a global basis with business being written on both a proportional and non-proportional basis and in certain limited instances on a direct basis. Given challenging market conditions and the changing economic environment that has been experienced throughout 2008 and early 2009, the Company’s lines of business within its reinsurance operations changed to those that provide the best return on capital. For the Company’s Reinsurance segment, this resulted, in certain instances, in a greater emphasis being placed on short-tail lines of business.

Business written on a non-proportional basis generally provides for an indemnification by the Company to the ceding company for a portion of losses, both individually and in the aggregate, on policies with limits in excess of a specified individual or aggregate loss deductible. For business written on a proportional bases including “quota share” or “surplus” basis, the Company receives an agreed percentage of the premium and is liable for the same percentage of each and all incurred loss. For proportional business, the ceding company normally receives a ceding commission for the premiums ceded and may also, under certain circumstances, receive a profit commission based on performance of the contract. Occasionally this commission could be on a sliding scale depending on the loss ratio performance of the contract. The Company’s casualty reinsurance includes general liability, professional liability, automobile and workers’ compensation. Professional liability includes directors’ and officers’, employment practices, medical malpractice and environmental liability. Casualty lines are written as treaties or programs and on both a proportional and a non-proportional basis. The treaty business includes clash programs which cover a number of underlying policies involved in one occurrence or a judgment above an underlying policy’s limit, before suffering a loss.

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

The Company’s property catastrophe reinsurance account is generally “all risk” in nature. As a result, the Company is exposed to losses from sources as diverse as hurricanes and other windstorms, earthquakes, freezing, riots, floods, industrial explosions, fires, and many other potential natural or man-made disasters. In accordance with market practice, the Company’s policies generally exclude certain risks such as war, nuclear contamination or radiation. Following the terrorist attacks at the World Trade Center in New York City, Washington, D.C. and Pennsylvania on September 11, 2001 (collectively, “the September 11 event”), terrorism cover, including NBRC, has been restricted or excluded in many territories and classes. Some U.S. states make it mandatory to provide some cover for “Fire Following” terrorism and some countries make terrorism coverage mandatory. The Company’s predominant exposure under such coverage is to property damage.

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

Other specialty reinsurance products include energy, marine, aviation, space, engineering, fidelity, trade credit and political risk. The Company underwrites a small portfolio of contracts covering political risk and trade credit. Exposure is assumed from a limited number of trade credit contracts.

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

Other factors assessed by the Company include the reputation of the proposed cedant, the geographic area in which the cedant does business and its market share, a detailed evaluation of catastrophe and risk exposures, and historical loss data for the cedant where available and for the industry as a whole in the relevant regions, in order to compare the cedant’s historical loss experience to industry averages. On-site underwriting and claim reviews are performed where it is deemed necessary to determine the quality of a current or prospective cedant’s underwriting operations, with particular emphasis on casualty proportional and working excess of loss placements.

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

Effective January 1, 2008, the Company entered into a quota share reinsurance treaty with a newly-formed Bermuda reinsurance company, Cyrus Re II. Pursuant to the terms of the quota share reinsurance treaty, Cyrus Re II assumed a 10% cession of certain lines of property catastrophe reinsurance and retrocession business underwritten by certain operating subsidiaries of the Company for business that incepted between January 1, 2008 and July 1, 2008. In connection with such cessions, the Company paid Cyrus Re II a reinsurance premium less a ceding commission, which included a reimbursement of direct acquisition expenses incurred by the Company as well as a commission to the Company for generating the business. The quota share reinsurance treaty also provided for a profit commission payable to the Company. The quota share with Cyrus Re II was canceled after its original term and not renewed.

The Company’s traditional catastrophe retrocession program was renewed in June 2010 to cover certain of the Company’s exposures. These protections, in various layers and in excess of varying attachment points according to the territory exposed, assist in managing the Company’s net retention to an acceptable level. The Company has co-reinsurance retentions within this program. The Company renewed additional structures with a restricted territorial scope for 12 months in July 2010. The Company continues to buy additional protection for the Company’s marine and offshore energy exposures. These covers provide protection in various layers and excess of varying attachment points according to the scope of cover provided. The Company has co-reinsurance participations within this program.

The Company continues to buy specific reinsurance on its motor third party liability, property and aviation portfolios to manage its net exposures in these classes.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, Note 12 to the Consolidated Financial Statements, “Reinsurance,” for further information.

Premiums

The following table is an analysis of the Reinsurance segment’s gross premiums written, net premiums written and net premiums earned, by line of business for the year ended December 31, 2010:

(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Casualty – professional lines	$218,301	$222,133	$222,720
Casualty – other lines	229,535	222,351	219,154
Property catastrophe	370,266	326,758	323,588
Other property	802,494	562,416	534,422
Marine, energy, aviation and satellite	117,438	103,926	88,855
Other (1)	103,959	99,897	112,305
Structured indemnity	958	957	955

Total	$1,842,951	$1,538,438	$1,501,999

(1)	Other includes credit and surety, whole account contracts and other lines.

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

North America – Berkshire Hathaway, Munich Re Corporation, Swiss Re America Corporation, Transatlantic Re, Everest Re Group Ltd, Hannover Re and PartnerRe Ltd.

Europe – Munich Re, Swiss Re, Lloyd’s, SCOR Reinsurance Company and PartnerRe Ltd.

Bermuda – ACE Tempest Reinsurance Ltd, AXIS Specialty Limited, Arch Reinsurance Limited, Renaissance Reinsurance Limited, Montpelier Reinsurance Ltd, Platinum Underwriters Bermuda Ltd and PartnerRe Ltd.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview,” for further discussion.

Marketing and Distribution

See Insurance Segment – “Marketing and Distribution” and Item 8, Note 19(a) to the Consolidated Financial Statements, “Commitments and Contingencies – Concentrations of Credit Risk,” for information in the Company’s marketing and distribution procedures and information on the Company’s major brokers.

Structure of Reinsurance Operations

The Company’s reinsurance operations are structured geographically into Bermuda operations, North American operations, European/Asia Pacific operations and Latin American operations.

The segment’s most significant operating legal entities in terms of revenues during 2010 were as follows: XL Reinsurance America Inc., XL Re Ltd, XL Re Europe Limited and XL Re Latin America Ltd.

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

Life Operations Segment

During 2009, the Company completed a strategic review of its life reinsurance business. In relation to this initiative, the Company sold the renewal rights to its Continental European short-term life, accident and health business in December 2008. The Company also announced in March 2009 that it would run-off its existing book of U.K. and Irish traditional life and annuity business, and not accept new business. In addition, during July 2009, the Company entered into an agreement to sell its U.S. life reinsurance business. The transaction closed during the fourth quarter of 2009. In December 2009, the Company entered into an agreement to novate and recapture a number of U.K. and Irish term assurance and critical illness treaties. The transaction closed during the fourth quarter of 2009. During the first quarter of 2010, the Company entered into an agreement to recapture U.K. and Irish term assurance treaties and this transaction closed during March 2010. Further recaptures of U.K. term assurance treaties and U.S. mortality retrocession pools took place during the first and fourth quarters of 2010, respectively.

The Life Operations segment provided life reinsurance on business written by life insurance companies, principally to help them manage mortality, morbidity, survivorship, investment and lapse risks.

Prior to the decision to run-off the U.K. and Irish business, products offered included a broad range of underlying lines of life insurance business, including term assurances, group life, critical illness cover, immediate annuities and disability income. In addition, prior to selling the renewal rights, the products offered included short-term life, accident and health business. Notwithstanding these sales, the segment still covers a range of geographic markets, with an emphasis on the U.K., U.S., Ireland and Continental Europe.

The portfolio has three particularly significant components:

1) The portfolio includes a small number of large contracts relating to closed blocks of U.K. and Irish fixed annuities in payment. In relation to certain of these contracts, the Company received cash and investment assets at the inception of the reinsurance contract, relating to the future policy benefit reserves assumed. These contracts are long-term in nature, and the expected claims payout period can span up to 30 or 40 years with average duration of around 10 years. The Company is exposed to investment and survivorship risk over the life of these arrangements.

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

Underwriting & Claims Administration

While the Life Operations segment was closed to new business in March 2009, the pricing information below reflects how new business was acquired prior to that date and hence is relevant to the in-force portfolio of business.

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

When new business was written, in addition to the actuarial analysis required to set the terms, there was also a requirement to establish medical underwriting criteria that will apply to the new risks which may be added to the treaty. Once a treaty is accepted, there is then an ongoing need to monitor the risk selection by the medical underwriters at the ceding company and to ensure that the criteria are being met.

The team includes many members with specialized actuarial knowledge. Claims administration also relies on experienced team members and specific medical expertise, supported where required by third party medical underwriters and claims managers.

The Company maintained comprehensive “terms of trade” guidelines for all core product lines. These guidelines describe the approach to be taken in assessing and underwriting opportunities, including the approach to be taken to the setting of core parameters and to the determination of appropriate pricing levels. The “terms of trade” were overseen by a separate team from the new business underwriters.

In addition, the Company maintained a medical underwriting manual which sets out the approach to be taken to underwriting specific medical impairments when setting terms for a new business treaty.

Reinsurance Retroceded

The Company purchases limited retrocession capacity on a “per-life” basis in the U.S. in order to cap the maximum claim arising from the death of a single individual. Cover is purchased from professional retrocessionaires which meet the Company’s criteria for counterparty exposures. Limited retrocession of fixed annuity business has been arranged to manage aggregate longevity capacity on specific deals. Limited retrocession of life, accident and health business on specific treaties written in Continental Europe has also been arranged to manage mortality and morbidity risks.

Premiums

The following table is an analysis of the Life Operations gross premiums written, net premiums written and net premiums earned for the year ended December 31, 2010:

(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Other Life	$256,703	$255,056	$255,905
Annuity	155,235	127,019	127,019

Total	$411,938	$382,075	$382,924

Additional discussion and financial information about the Life Operations is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, Note 6 to the Consolidated Financial Statements, “Segment Information.”

Competition

In regards to the Life Operations segment, the core activity is in the U.S., U.K., Ireland and Continental Europe. While the Company no longer competes for new business, it retains an in-force portfolio and hence views companies with similar portfolios as competitors.

For the fixed annuity business, competition has historically come from less traditional reinsurance entities, such as Canada Life and Prudential (U.K.) or recently established entities such as Paternoster, Synesis and Pension Insurance Corporation. However, in recent years, more traditional reinsurance players, including Swiss Re, Partner Re and Pacific Life Re, also have entered or re-entered this market.

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

The Company’s distribution strategy was to avoid any undue concentration on any single client or market. Efforts were made to target ceding companies that were themselves strong and growing in their target segments.

Other Financial Lines Business

Following the streamlining of the Company’s operating segments in the first quarter of 2009, the Other Financial Lines business is now included in Corporate. This business previously included contracts associated with the funding agreement (“FA”) business and the guaranteed investment contract (“GIC”) business. GICs and FAs provide users guaranteed rates of interest on amounts previously invested with the Company. FAs were very similar to GICs in that they have known cash flows. FAs were sold to institutional investors, typically through medium term note programs. During August 2010, the remaining balance of FAs of $450 million was settled and the business is no longer active.

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

The tables below present the development of the Company’s unpaid losses and loss expense reserves on both a net and gross basis. The cumulative redundancy (deficiency) calculated on a net basis differs from that calculated on a gross basis. As different reinsurance programs cover different underwriting years, net and gross loss experience will not develop proportionately. The top lines of the tables show the estimated liability, net of reinsurance recoveries, as at the year end balance sheet date for each of the indicated years. This represents the estimated amounts of losses and loss expenses, including IBNR, arising in the current and all prior years that are unpaid at the year end balance sheet date of the indicated year. The tables show the re-estimated amount of the previously recorded reserve liability based on experience as of the year end balance sheet date of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The cumulative redundancy (deficiency) represents the aggregate change with respect to that liability originally estimated. The lower portion of the first table also reflects the cumulative paid losses relating to these reserves. Conditions and trends that have affected development of liabilities in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate redundancies or deficiencies into the future, based on the tables below. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Statements.”

Analysis of Losses and Loss Expense Reserve Development
Net of Reinsurance Recoveries

(U.S. dollars in millions)	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
ESTIMATED LIABILITY FOR UNPAID LOSSES AND LOSS EXPENSES, NET OF REINSURANCE RECOVERABLES	$4,207	$7,004	$8,313	$10,532	$12,671	$17,200	$17,900	$18,191	$17,686	$17,266	$16,882
LIABILITY RE-ESTIMATED AS OF:
One year later	4,382	7,404	9,250	10,800	13,785	17,090	17,475	17,580	17,401	16,893
Two years later	4,345	8,423	9,717	11,842	13,675	16,828	16,631	17,286	17,027
Three years later	5,118	8,653	10,723	11,849	13,607	16,155	16,441	16,956
Four years later	5,294	9,727	10,738	11,860	13,258	16,067	16,064
Five years later	5,435	9,674	10,710	11,680	13,236	15,796
Six years later	5,419	9,718	10,642	11,794	13,068
Seven years later	5,508	9,680	10,824	11,669
Eight years later	5,496	9,921	10,775
Nine years later	5,571	9,863
Ten years later	5,541
CUMULATIVE REDUNDANCY (DEFICIENCY) (1)	(1,334)	(2,859)	(2,462)	(1,137)	(397)	1,404	1,836	1,235	659	373
CUMULATIVE PAID LOSSES, NET OF REINSURANCE RECOVERIES, AS OF:
One year later	$1,184	$2,011	$2,521	$1,985	$2,008	$3,437	$3,188	$3,207	$3,436	3,028
Two years later	1,920	3,984	3,800	2,867	3,884	5,759	5,620	5,673	5,848
Three years later	2,683	4,703	4,163	4,380	5,181	7,590	7,528	7,471
Four years later	3,038	4,641	5,365	5,286	6,392	8,936	8,787
Five years later	3,290	5,526	6,018	6,225	7,386	9,882
Six years later	3,774	5,969	6,764	7,002	8,098
Seven years later	3,985	6,514	7,381	7,591
Eight years later	4,351	6,965	7,797
Nine years later	4,589	7,291
Ten years later	4,751

Analysis of Property and Casualty Losses and Loss Expense Reserve Development
Gross of Reinsurance Recoverables

(U.S. dollars in millions)	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
ESTIMATED GROSS LIABILITY FOR UNPAID LOSSES AND LOSS EXPENSES	$5,668	$11,807	$13,333	$16,553	$19,616	$23,598	$22,895	$22,857	$21,650	$20,824	$20,532
LIABILITY RE-ESTIMATED AS OF:
One year later	$6,118	$12,352	$15,204	$18,189	$19,987	$23,209	$22,458	$21,803	$21,348	20,509
Two years later	6,105	14,003	16,994	18,520	19,533	22,937	21,337	21,445	21,094
Three years later	6,909	15,377	17,210	18,324	19,525	22,139	21,057	21,305
Four years later	7,086	15,441	17,048	18,362	19,153	21,992	20,787
Five years later	7,240	15,267	17,106	18,236	19,099	21,835
Six years later	7,223	15,401	17,051	18,328	19,050
Seven years later	7,317	15,381	17,189	18,321
Eight years later	7,370	15,602	17,253
Nine years later	7,460	15,639
Ten years later	7,450
CUMULATIVE REDUNDANCY (DEFICIENCY)	(1,782)	(3,832)	(3,920)	(1,768)	566	1,763	2,108	1,552	556	315

The following table presents an analysis of the Company’s paid, unpaid and incurred losses and loss expenses and a reconciliation of beginning and ending unpaid losses and loss expenses for the years indicated:

Reconciliation of Unpaid Losses and Loss Expenses

(U.S. dollars in thousands)	2010	2009	2008
Unpaid losses and loss expenses at beginning of year	$20,823,524	$21,650,315	$23,207,694
Unpaid losses and loss expenses recoverable	3,557,391	3,964,836	4,665,615
Financial guarantee reserves related to previous reinsurance agreements with Syncora that were recorded within “Net loss from operating affiliates”	–	–	(350,988)

Net unpaid losses and loss expenses at beginning of year	17,266,133	17,685,479	18,191,091
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	3,584,662	3,453,577	4,573,562
Prior years	(372,862)	(284,740)	(610,664)

Total net incurred losses and loss expenses	3,211,800	3,168,837	3,962,898
Exchange rate effects	(125,107)	287,752	(677,664)
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	442,262	439,638	584,120
Prior years	3,028,247	3,436,297	3,206,726

Total net paid losses	3,470,509	3,875,935	3,790,846
Net unpaid losses and loss expenses at end of year	16,882,317	17,266,133	17,685,479
Unpaid losses and loss expenses recoverable	3,649,290	3,557,391	3,964,836

Unpaid losses and loss expenses at end of year	$20,531,607	$20,823,524	$21,650,315

The Company’s net unpaid losses and losses expenses relating to the Company’s operating segments at December 31, 2010 and 2009 were as follows:

(U.S. dollars in millions)	2010	2009
Insurance	$11,240	$11,128
Reinsurance	5,642	6,138

Net unpaid loss and loss expense reserves	$16,882	$17,266

Current year net losses incurred

Net losses incurred were flat at $3.2 billion in both 2010 and 2009. Net losses incurred decreased by $794.1 million in 2009 as compared to 2008, mainly as a result of the current year loss ratio decreasing by 9.4 loss percentage points during the same period. This decrease is due primarily to lower levels of large property risk and catastrophe losses occurring in 2009 combined with the impact of anticipated sub prime and credit related losses in 2008. The lower level of property losses in 2009 as well as business mix changes more than offset the impacts of a softening rate environment. The decrease in net losses incurred is also due to a reduction in business volume as net premiums earned decreased 14.0% in 2009 relative to 2008.

See the Income Statement Analysis at Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information regarding the current year loss ratios for each of the years indicated within each of the Company’s operating segments.

Prior year net losses incurred

The following tables present the development of the Company’s gross and net losses and loss expense reserves. The tables also show the estimated reserves at the beginning of each fiscal year and the favorable or adverse development (prior year development) of those reserves during such fiscal year.

Gross (U.S. dollars in millions)	2010	2009	2008
Unpaid losses and loss expense reserves at the beginning of the year	$20,824	$21,650	$22,857
Net (favorable) adverse development of those reserves during the year	(315)	(302)	(1,054)

Unpaid losses and loss expense reserves re-estimated one year later	$20,509	$21,348	$21,803

Net (U.S. dollars in millions)	2010	2009	2008
Unpaid losses and loss expense reserves at the beginning of the year	$17,266	$17,686	$18,191
Net (favorable) adverse development of those reserves during the year	(373)	(285)	(611)

Unpaid losses and loss expense reserves re-estimated one year later	$16,893	$17,401	$17,580

As different reinsurance programs cover different underwriting years, contracts and lines of business, net and gross loss experience do not develop proportionately. In 2010, net prior year favorable development exceeded gross prior year favorable development due primarily to the Insurance segment from a single large claim in excess casualty that was heavily ceded.

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

The following table presents the net (favorable) adverse prior year loss development of the Company’s loss and loss expense reserves by operating segment for each of the years indicated:

(U.S. dollars in millions)	2010	2009	2008
Insurance segment	$(127.4)	$(62.9)	$(305.5)
Reinsurance segment	(245.5)	(221.8)	(305.2)

Total	$(372.9)	$(284.7)	$(610.7)

The Company had net favorable prior year reserve development in property and casualty operations of $372.9 million, $284.7 million and $610.7 million for the years ending December 31, 2010, 2009 and 2008, respectively. See the Income Statement Analysis at Item 7, “Management’s Discussion and Analysis of

Financial Condition and Results of Operations” and Item 8, Note 11 to the Consolidated Financial Statements, “Losses and Loss Expenses,” for further information regarding the developments in prior year loss reserve estimates for each of the years indicated within each of the Company’s operating segments.

Net loss reserves (disposed) acquired

The Company did not dispose of or acquire net loss reserves in 2010, 2009 or 2008.

Exchange rate effects

Exchange rate effects on net loss reserves in each of the three years ended December 31 related to the global operations of the Company primarily where reporting units have a functional currency that is not the U.S. dollar. In 2010, the U.S. dollar was stronger against the Euro, while weaker against the Swiss franc, Canadian dollar and Brazilian real. In 2009, the U.S. dollar weakened against all of the Company’s major currency exposures, particularly the Canadian dollar and U.K. sterling. In 2008, the U.S. dollar was stronger against the Euro, the Swiss franc, and U.K. sterling. These movements in the U.S. dollar gave rise to translation and revaluation exchange movements related to carried loss reserve balances of ($125.1) million, $287.8 million and ($677.7) million in the years ended December 31, 2010, 2009 and 2008, respectively.

Net paid losses

Total net paid losses were $3.5 billion, $3.9 billion and $3.8 billion in 2010, 2009 and 2008, respectively. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information.

Other loss related information

The Company’s net incurred losses and loss expenses include actual and estimates of potential non-recoveries from reinsurers. As at December 31, 2010 and 2009, the reserve for potential non-recoveries from reinsurers was $121.9 million and $189.8 million, respectively. For further information, see Note 12 to the Consolidated Financial Statements, “Reinsurance.”

Except for certain financial guarantee and workers’ compensation liabilities, the Company does not discount its unpaid losses and loss expenses.

With respect to financial guarantee exposures, the amount of case basis reserve is based on the net present value of the expected ultimate loss and loss adjustment expense payments that the Company expects to make, net of expected recoveries under salvage and subrogation rights. Case basis reserves are determined using cash flow or similar models to estimate the net present value of the anticipated shortfall between (i) scheduled payments on the insured obligation plus anticipated loss adjustment expenses and (ii) anticipated cash flow from the proceeds to be received on sales of any collateral supporting the obligation and other anticipated recoveries.

The Company utilizes tabular reserving for workers’ compensation (including long-term disability) unpaid losses that are considered fixed and determinable, and discounts such losses using an interest rate of 5% in 2010 and 2009. The interest rate approximates the average yield to maturity on specific fixed income investments that support these liabilities. The tabular reserving methodology results in applying uniform and consistent criteria for establishing expected future indemnity and medical payments (including an explicit factor for inflation) and the use of mortality tables to determine expected payment periods. Tabular unpaid losses and loss expenses, net of reinsurance, at December 31, 2010 and 2009 on an undiscounted basis were $660.3 million and $734.1 million, respectively. The related discounted unpaid losses and loss expenses were $311.9 million and $343.7 million as of December 31, 2010 and 2009, respectively.

Investments

Investment structure and strategy

The Company’s investment operations are managed centrally by the Company’s Investment Group. The Risk and Finance Committee of the Board of Directors of the Company approves overall investment policy and guidelines, and reviews the implementation of the investment strategies on a regular basis.

Strategic Asset Allocation

During 2008, management initiated a Strategic Asset Allocation (“SAA”) process that resulted in the development of an asset allocation benchmark for its property insurance, casualty insurance and reinsurance operations (“P&C”). This project was a stochastic dynamic financial analysis (“DFA”) model of investment assets and liabilities by major line of business to changes in underlying economic variables (including interest rates, inflation and GDP). The resulting SAA benchmark selected by management maximizes the Company’s enterprise value, over the strategic planning period, subject to accounting, regulatory, capital, risk tolerance and other business constraints. In 2009 the Company expanded its SAA process to include its run-off Life Operations which was completed in 2010. The Company continues to focus on optimizing the composition of the two investment portfolios (P&C and Life) relative to the SAA benchmarks. See “Investment Portfolio Repositioning – Investment Portfolio Structure” for more details.

Investment Portfolio Repositioning

For a discussion on the portfolio repositioning and risk reduction actions, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Key Focuses of Management.”

Investment Portfolio Structure

The Company’s investment portfolio consists of fixed income securities, equities, alternative investments, private investments, derivatives and other investments and cash. These securities and investments are denominated in both U.S. dollar and foreign currencies. The Company’s direct use of investment derivatives includes futures, forwards, swaps and option contracts that derive their value from underlying assets, indices, reference rates or a combination of these factors. When investment guidelines allow for the use of derivatives, these can generally only be used for the purpose of managing foreign exchange rate risk, interest rate risk, and credit risk, and replicating permitted investments, provided the use of such instruments is incorporated in the overall portfolio evaluation. The direct use of derivatives to economically leverage the portfolio outside of the stated guidelines is generally not permitted. Derivatives may also be used to add value to the investment portfolio where market inefficiencies are perceived to exist, to equitize cash holdings through the purchase of equity-indexed derivatives and to adjust the duration of a portfolio of fixed income securities as part of duration management activities for the P&C investment portfolio.

The Company’s investment portfolio is structured to take into account a number of variables including local regulatory requirements, business needs, collateral management and risk tolerance. At December 31, 2010 and 2009, total investments, cash and cash equivalents, accrued investment income, and net receivable (payable) for investments sold (purchased), were $35.8 billion and $35.9 billion, respectively.

Functionally, the Company’s investment portfolio is divided into two principal components:

1) P&C investment portfolio: The largest component is the P&C investment portfolio and its principal objective is to support the Company’s insurance and reinsurance operations, the liabilities of which have some uncertainty as to the timing and/or amount. In addition, a smaller portion of the P&C investment portfolio supports corporate operations as well as run-off financial lines business, in which the liabilities have a greater level of certainty and much longer durations than typical P&C business.

The principal asset classes in the P&C investment portfolio are summarized in the following table:

(U.S. dollars in thousands)	Carrying Value 2010 (1)	Percent of Total	Carrying Value 2009 (1)	Percent of Total
Cash and cash equivalents.	$2,728,696	9.2%	$3,388,806	11.5%
Net receivable (payable) for investments sold (purchased).	(7,798)	0.0%	54,167	0.2%
Accrued investment income	223,094	0.8%	214,023	0.7%
Short-term investments	1,957,386	6.7%	1,682,277	5.7%
Fixed maturities, available for sale:
U.S. Government and Government-Related/Supported (2)	1,961,005	6.7%	2,500,342	8.5%
Corporate	8,069,856	27.5%	6,337,182	21.5%
Residential mortgage-backed securities – Agency	5,152,712	17.6%	6,213,192	21.1%
Residential mortgage-backed securities – Non-Agency	994,806	3.4%	1,291,764	4.4%
Commercial mortgage-backed securities	1,108,698	3.8%	1,153,821	3.9%
Collateralized debt obligations	733,660	2.5%	698,561	2.4%
Other asset-backed securities	853,315	2.9%	756,901	2.6%
U.S. states and political subdivisions of the states	1,349,852	4.6%	911,672	3.1%
Non-U.S. Sovereign Government, Supranational and Government-Related (2)	2,106,946	7.2%	2,225,946	7.6%

Total fixed maturities	$22,330,850	76.2%	$22,089,381	75.1%
Equity securities	84,767	0.3%	17,779	0.1%
Investments in affiliates (3)	1,069,028	3.6%	1,185,604	4.0%
Other investments (4)	951,723	3.2%	783,189	2.7%

Total investments and cash and cash equivalents	$29,337,746	100.0%	$29,415,226	100.0%

(1)	Carrying value represents the fair value for available for sale fixed maturities and amortized cost for held to maturity securities.

(2)

U.S. Government and Government-Related/Supported and Non-U.S. Sovereign Government, Supranational and Government-Related include government-related securities with an amortized cost of $1,781.2 million and fair value of $1,802.2 million and U.S. Agencies with an amortized cost of $889.3 million and fair value of $932.5 million.

(3)

There are two main categories within Investments in affiliates: 1) investment funds and 2) operating affiliates. Investment funds include $0.5 billion of alternative investment funds, and $0.2 billion of private investment funds at December 31, 2010, as compared to $0.5 billion and $0.3 billion respectively at December 31, 2009. Alternative investment funds are classified by the Company into four general style categories : (i) event driven, which includes strategies that pursue merger arbitrage, distressed and special situations opportunities; (ii) directional/tactical, which includes strategies that pursue long/short equity, managed futures and macro opportunities; (iii) arbitrage, which includes strategies that pursue equity market neutral, fixed income arbitrage and convertible arbitrage opportunities; and (iv) multi- strategy, which includes strategies incorporating several aspects of the above.

Operating affiliates were valued at $0.3 billion at December 31, 2010 and $0.4 billion at December 31, 2009 respectively. Operating affiliates include investment and (re)insurance affiliates. At December 31, 2010, the Company’s allocation to investment and (re)insurance affiliates and investments in investment management companies’ securities was approximately 0.9% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net receivable (payable) for investments sold (purchased)) as compared to approximately 1.1% at December 31, 2009.

At December 31, 2010, the Company owned minority stakes in seven independent investment management companies. The Company seeks to achieve strong returns on capital while accessing the investment expertise of professionals to help manage portions of the Company’s investment assets. The Company’s active interactions with the managers of these investment firms provides it with an exchange of expertise that the Company believes enhances its overall financial performance. Of the seven current investments held by the Company, four are companies actively managing client capital and seeking growth opportunities. One of the remaining companies successfully sold its core business in an asset sale during the year and is now winding up the legal entity. The other two inactive firms are unwinding their operations as a result of lack of traction with clients and are carried on the Company’s balance sheet as of December 31, 2010 at a value less than $0.5 million.

Where the Company maintains significant influence over the decisions of an operating affiliate, through board representation or through certain voting and/or consent rights, the Company’s proportionate share of the income or loss from these companies is reported as net income from operating affiliates. The Company’s existing managers manage or sponsor a broad range of investment products, providing institutional and high net worth investor’s access to a wide array of asset classes and investment strategies. See Item 8, Note 8 to the Consolidated Financial Statements, “Investments.”

(4)

Other investments includes equity interests in investment funds, limited partnerships and unrated tranches of collateralized debt obligations for which the Company does not have sufficient rights or ownership interests to follow the equity method of accounting. The Company accounts for equity securities that do not have readily determinable market values at estimated fair value as it has no significant influence over these entities. Also included within other investments are structured transactions which are carried at amortized cost.

The investment strategy for the P&C investment portfolio is based on the SAA process, which establishes a portfolio asset allocation target (“Benchmark”) that is constructed to maximize enterprise value subject to business constraints and the risk tolerance of management and approved by the Risk and Finance Committee of the Board of Directors. The SAA process involves stochastic DFA models of XL’s P&C Operations that includes financial conditions, reserve volatility and payout patterns, premium expense and loss ratio projections, liability correlations and sensitivities to economic variables.

The primary performance objective is capital preservation through managing the risk profile of the P&C investment portfolio to be within management’s risk tolerance envelope as reflected in the SAA Benchmark. The second performance objective is for the constrained total return of the P&C investment portfolio to meet or exceed the total return of the SAA Benchmark. The third performance objective is achieving the budget for Net Investment Income.

As part of the overall SAA process and framework the Company has developed and implemented a comprehensive authorities framework that establishes decision authorities that have been approved by management and the Risk and Finance Committee of the Board of Directors. The objective of the authorities is to control the range of exposures and the risk profile within which the P&C investment portfolio will be managed to ensure consistency with SAA and to tie the P&C investment portfolio to the SAA Benchmark. The authorities permit active or tactical deviations from the SAA Benchmark therefore allowing the Company to be underweight or overweight certain components of the SAA Benchmark. The authorities framework has been designed such that as the magnitude of these deviations increases or the resulting impact on the risk profile of the P&C investment portfolio reaches certain predetermined thresholds then additional levels of authority and approval are required, up to and including the Risk and Finance Committee. The authorities are monitored by the Risk & Compliance Team on a monthly basis with any new approvals being documented and reviewed in accordance with the authorities set out in the authorities framework. On at least a quarterly basis an authorities report and update, detailing the authorities for which the Risk and Finance Committee of the Board of Directors of the Company is the approval party, is provided to the Risk and Finance Committee of the Board of Directors of the Company for their consideration, review and approval.

2) The second component of the investment portfolio is the Life investment portfolio, which was approximately $6.4 billion at December 31, 2010 and 2009. As at December 31, 2010, the Company’s allocation to securities in the Life investment portfolio was approximately 19% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net receivable (payable) for investments sold (purchased)) as compared to approximately 18% as at December 31, 2009.

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

The principal asset classes in the Life investment portfolio are summarized in the following table:

(U.S. dollars in thousands)	Carrying Value 2010 (1)	Percent of Total	Carrying Value 2009 (1)	Percent of Total
Cash and cash equivalents.	$294,172	4.5%	$254,891	4.0%
Net receivable (payable) for investments sold (purchased).	(4,801)	0.0%	(6,529)	(0.1)%
Accrued investment income	126,997	2.0%	136,032	2.1%
Short-term investments	91,221	1.4%	95,083	1.5%
Fixed maturities, available for sale:
U.S. Government and Government-Related/Supported (2)	166,486	2.6%	164,283	2.5%
Corporate	2,291,027	35.5%	3,461,818	53.7%
Residential mortgage-backed securities – Agency	12,034	0.2%	15,309	0.2%
Residential mortgage-backed securities – Non-Agency	26,282	0.4%	129,551	2.0%
Commercial mortgage-backed securities	63,809	1.0%	62,978	1.0%
Collateralized debt obligations	3	0.0%	–	–%
Other asset-backed securities	95,516	1.5%	411,084	6.4%
U.S. states and political subdivisions of the states	1,825	0.0%	1,801	–%
Non-U.S. Sovereign Government, Supranational and Government-Related (2)	556,347	8.6%	1,175,827	18.2%

Total fixed maturities, available for sale	$3,213,329	49.8%	$5,422,651	84.0%
Fixed maturities, held to maturity:
U.S. Government and Government-Related/Supported (2)	10,541	0.2%	–	–%
Corporate	1,337,797	20.6%	–	–%
Residential mortgage-backed securities – Non-Agency	82,763	1.3%	–	–%
Other asset-backed securities	287,109	4.5%	–	–%
Non-U.S. Sovereign Government, Supranational and Government-Related (2)	1,010,125	15.7%	546,067	8.5%

Total fixed maturities, held to maturity	2,728,335	42.3%	546,067	8.5%

Total investments and cash and cash equivalents	$6,449,253	100.0%	$6,448,195	100.0%

(1)	Carrying value represents the fair value for available for sale fixed maturities and amortized cost for held to maturity securities.

(2)

U.S. Government and Government-Related/Supported and Non U.S. Sovereign Government, Supranational and Government-Related include government-related securities with an amortized cost of $319.8 million and fair value of $329.0 million and U.S. Agencies with an amortized cost of $130.2 million and fair value of $140.1 million.

The investment strategy for the Life investment portfolio is based on a SAA process similar to that which was described for the P&C investment portfolio. The SAA process for the Life portfolio incorporates a more extensive focus on Asset-Liability Management (“ALM”), which is possible owing to the lower volatility of life liabilities relative to P&C liabilities. In addition, there are multiple SAA benchmarks within the Life portfolio that represent the liability characteristics of the individual asset annuity transactions.

The primary performance objective for the asset annuity transactions is to achieve a steady credit-adjusted book yield of the Life investment portfolio in order to maximize Life embedded value and minimize statutory capital needs (owing to unique technical requirements of the statutory capital model). For the investments supporting the other portions of the Life investment portfolio, which do not have this unique capital model, the performance objective is the constrained total return relative to the Benchmark. A comprehensive authorities framework has also been developed for the Life portfolio, which is similar to that described for the P&C investment portfolio.

Implementation of investment strategy

Although the Company’s management within the Investment Group is responsible for implementation of the investment strategy, the day-to-day management of the Company’s investment portfolio is outsourced to investment management service providers in accordance with detailed investment guidelines provided and monitored by the Company. This allows the Company an active management of its investment portfolio with flexible access to top talents specializing in various investment products and markets. Investment management service providers are selected directly by the Company on the basis of various criteria including investment style, track record, performance, risk management capabilities, internal controls, operational risk, and diversification implications. Well-established, large institutional investment management service providers manage the vast majority of the Company’s investment portfolio. Each investment management service provider may manage one or more portfolios, each of which is generally governed by a detailed set of investment guidelines, including overall objectives, risk limits (where appropriate), and diversification requirements that fall within the Company’s overall investment policies and guidelines, including but not limited to exposures to eligible securities, prohibited investments/transactions, credit quality and general concentrations limits.

Investment performance

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for discussion of the Company’s investment performance.

Investment portfolio credit ratings, duration and maturity profile

It is the Company’s policy to operate the combined P&C and Life (“aggregate”) fixed income portfolio with a minimum weighted average credit rating of Aa3/AA–. The aggregate credit rating is determined based on the weighted average rating of securities, where the average credit rating, where available, from Standard & Poor’s (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”) is allocated to each security. The weighted average credit rating of the aggregate fixed income portfolio was AA at December 31, 2010 and 2009.

The Company did not have an aggregate direct investment in a single corporate issuer in excess of 5% of shareholders’ equity at December 31, 2010 or December 31, 2009, excluding government-backed and government-sponsored enterprises, government-guaranteed paper, cash and cash equivalents, and asset and mortgage backed securities that were issued, sponsored or serviced by the parent.

The overall duration and currency denomination of the aggregate fixed income portfolio is managed relative to the respective SAA Benchmarks for P&C and Life operations, both of which incorporate matching currency and duration within a range relative to liabilities. Duration measures bond price volatility and is an indicator of the sensitivity of the price of a bond (or a portfolio of bonds) to changes in interest rates, assuming a parallel change in all global yield curves reflecting the percentage change in price for a 100 basis point change in yield. Management believes that the duration of the aggregate fixed income portfolio is the best single measure of interest rate risk for the aggregate fixed income portfolio.

The table below summarizes the weighted average duration in years and currency of the main components of the aggregate fixed income portfolio at December 31, 2010 and 2009:

Aggregate Fixed Income Portfolio Weighted Average Duration in Years	December 31, 2010	December 31, 2009
Fixed income portfolio by Liability Type:
Total Property and Casualty and Structured Products	2.9	2.9
Life Operations	8.3	8.7
Total fixed income portfolio	4.0	4.0

Aggregate fixed income portfolio by Liability Currency:
U.S. Dollar	3.2	3.0
U.K. Sterling	7.3	7.6
Euro	5.3	5.6
Other	2.2	2.1
Aggregate fixed income portfolio	4.0	4.0

The maturity profile of the aggregate fixed income portfolio is a function of the maturity profile of liabilities, the expected operating cash flows of the Company and, to a lesser extent, the maturity profile of common fixed income benchmarks. For further information on the maturity profile of the fixed income portfolio see Item 8, Note 8 to the Consolidated Financial Statements, “Investments.”

Enterprise Risk Management (“ERM”)

Risk Management Framework

The Company faces strategic and operational risks related to, among others: underwriting activities, financial reporting, changing macro economic conditions, investment risks, reserving estimates, changes in laws or regulations, information systems, business interruption and fraud. The Company’s global P&C business, its Life Operations (which is in run-off) and its investment portfolios each have their own set of risks (see Item 1A, “Risk Factors,” for a discussion of such risks). From time to time, these risks may exhibit greater levels of correlation than might be expected over the longer term due to the presence of, to a greater or lesser degree, some common risk drivers (internal or external to the Company) embedded in the Company’s businesses that may manifest themselves simultaneously. An enterprise view of risk is required to identify and manage the consequences of these common risks and risk drivers on the Company’s profitability, capital strength and liquidity.

The Company’s ERM initiatives are led by the Chief Enterprise Risk Officer (“CERO”), who is a member of the Company’s senior management team, and who reports to the Company’s Chief Executive Officer. The CERO also acts as a liaison between the Company’s Enterprise Risk Committee (see below) and the Board (or other of its committees) with respect to risk matters. All of the Company’s employees are expected to assist in the appropriate and timely identification and management of risks and to enhance the quality and effectiveness of ERM.

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

In order to enhance governance over its ERM activities, the Company established in 2009 the Special Committee on Enterprise Risk Management (the “Special Committee”) as a new Board Committee to oversee the Board’s responsibilities relating to enterprise-wide management of the Company’s key risks. The Special Committee reviewed, among other things, the methodology for establishing the Company’s risk capacity, the overall risk appetite for the Company, and policies for the establishment of risk limit frameworks and adherence to such limits and recommended risk limits to the full Board, based on management’s recommendations and in consultation with the Finance Committee. The Special Committee also assessed the integrity and adequacy of the risk management function of the Company and evaluated the risk impact of any strategies under consideration to determine whether they are consistent with the Company’s risk profile.

In July 2010, after completing a comprehensive review of the Company’s ERM processes and controls, the Board determined that there was no longer a need for a Special Committee. As a result, the Finance Committee of the Board now oversees enterprise risk management matters, changed its name to the Risk and Finance Committee (“RFC”) and revised its charter to reflect these responsibilities. With respect to the responsibilities relating to enterprise risk management, the RFC:

•

Oversees enterprise risk management activities, including the risk management framework employed by management. In light of the overall risk management framework, the RFC (i) reviews the methodology for establishing the Company’s overall risk capacity; (ii) reviews the policies for the establishment of risk limit frameworks, and adherence to such limits; and (iii) reviews and approves enterprise risk limits.

•

Oversees the Company’s compliance with any significant enterprise risk limits, authorities and policies. The RFC evaluates what actions to take with respect to such enterprise limits, authorities and policies, and approves any exceptions thereto from time to time as necessary.

•

Reviews the Company’s overall risk profile and monitor key risks across the Company’s organization as a whole, which may involve coordination with other committees of the Board from time to time as appropriate.

•	Reviews the Company’s process controls over model use and development with respect to model effectiveness, accuracy, propriety and model risk.

•	Monitors the Company’s risk management performance and obtains reasonable assurance from management that the Company’s risk management policies are effective and are being adhered to.

The review of the Company’s overall risk appetites and the evaluation of the risk impact of any material strategic decision being contemplated, including consideration of whether such strategic decision is within the risk profile established by the Company, is conducted by the full Board. “Risk appetites,” as referred to above, are broad statements used to guide the Company’s risk and reward preferences over time, all consistent with, among other factors, business prudence, market opportunities, the underwriting pricing cycle and investment climate. Risk appetites are regularly monitored and can change over time in light of the above. See “–Risk Appetite Management” below.

Management oversight of ERM is performed, in part, via a centralized Enterprise Risk Committee (“ERC”) which is chaired by the CERO. The ERC is comprised of the Company’s most senior management from its businesses and functions and is charged with developing and monitoring enterprise risk policies, risk appetites, risk limits and compliance with such limits, and risk aggregations, and identifying key emerging risks and ways to mitigate such risks.

In addition to the ERC, the Company has established a framework of separate yet complementary ERM subcommittees, each focusing on particular aspects of ERM. These subcommittees include:

•

Economic Capital Model Subcommittee: This subcommittee oversees the development of economic capital models that support ERM activities, and helps set priorities and manage resources related to such models. It reviews assumptions and related methodologies used within the Company’s economic capital model, including assessments of model validation, model control and model risk.

•	Liability Subcommittee: This subcommittee supports and assists the ERC’s identification, measurement, management, monitoring and reporting of key underwriting liability and emerging risks.

•

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

•

Credit Subcommittee: This subcommittee develops and implements the metrics and supporting framework for allocation of credit risk capacity across major business units, including the amount and types of credit exposure.

•	Operational Risk Subcommittee: This subcommittee supports the ERC’s identification, measurement, management and oversight of key operational risks through its oversight over key operational risk

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

The Company’s risk appetite framework guides its strategies relating to, among other things, capital preservation, earnings volatility, net worth at risk, operational loss, liquidity standards, capital rating and capital structure. This framework also addresses the Company’s tolerance to risks from material individual events (e.g., natural or man-made catastrophes such as terrorism), the Company’s investment portfolio, realistic disaster scenarios that cross multiple lines of business and risks related to some or all of the above that may actualize concurrently, with the objective of preserving the Company’s capital base.

In relation to event risk management, the Company establishes net underwriting limits for individual large events as follows:

1.

The Company imposes limits for each peril region/event type at a 1% exceedance probability. If the Company was to deploy the full limit, for any given peril region/event type, there would be a 1% probability that an event would occur during the next year that would result in a net underwriting loss in excess of the limit.

2.

The Company also imposes limits for each natural catastrophe peril region at a 1% tail value at risk (“TVaR”) probability. This statistic indicates the average amount of net loss expected to be incurred given that a loss above the 1% exceedance probability level has occurred.

3.

The Company also imposes limits for certain other event types at a 0.4% exceedance probability as described in further detail below. If the Company were to deploy the full limit, for any given event type, there would be a 0.4% probability that an event that would occur during the next year would result in a net underwriting loss in excess of the limit.

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

Per event 1% exceedance probability underwriting limits for “Tier 1 event types,” which include natural catastrophes, terrorism and other realistic disaster scenarios, are set at a level not to exceed approximately 15% of Tangible Shareholders’ Equity.

Per event 1% TVaR underwriting limits for certain peak natural catastrophe peril regions approximate 20% of Tangible Shareholders’ Equity. 1% TVaR underwriting limits for non-peak natural catastrophe peril regions are set below the per event 1% TVaR limits described above.

Per event 1% exceedance probability underwriting limits for “Tier 2 event types,” which include country risk, longevity risk and pandemic risk, are set at a level not to exceed 7.5% of Tangible Shareholders’ Equity.

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

In all instances, the above-referenced underwriting limits reflect pre-tax losses net of reinsurance and net of inwards and outwards reinstatement premiums related to the specific events being measured. The limits are not net of underwriting profits expected to be generated in the absence of catastrophic loss activity.

In setting underwriting limits, the Company also considers such factors as:

•	Correlation of underwriting risk with other risks (e.g., asset/investment risk, operational risk, etc.);

•	Model risk and robustness of data;

•	Geographical concentrations;

•	Exposures at lower return periods;

•	Expected payback period associated with losses;

•	Projected share of industry loss; and

•	Annual aggregate losses at a 1% exceedance probability and at a 1% TVaR level on both a peril region/risk type basis as well as at the portfolio level.

Loss exposure estimates for all event risks are derived from a combination of commercially available and internally developed models together with the judgment of management, as overseen by the Board. Actual incurred losses may vary materially from the Company’s estimates. Factors that can cause a deviation between estimated and actualized loss potential include:

•	Inaccurate assumption of event frequency and severity;

•	Inaccurate or incomplete data;

•

Changing climate conditions, which may add to the unpredictability of frequency and severity of natural catastrophes in certain parts of the world and create additional uncertainty as to future trends and exposures;

•	Future possible increases in property values and the effects of inflation, which may increase the severity of catastrophic events to levels above the modeled levels;

•

Natural catastrophe models, which incorporate and are critically dependent on meteorological, seismological and other earth science assumptions and related statistical relationships that may not be representative of prevailing conditions and risks, and may, therefore, misstate how particular events actually materialize, causing a material deviation between forecasted and actual damages associated with such events; and

•	A change in the judicial climate.

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

For a further discussion on risk appetite management see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Key Focuses of Management.”

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

In addition, the Company’s ERM processes complement the Company’s overall internal control framework by helping to manage the complexity that is inherent within an organization of the Company’s size, the variety of its businesses and investment activities and geographical reach. However, internal controls and ERM can provide only reasonable, not absolute, assurance that control objectives will be met. As a result, the possibility of material financial loss remains in spite of the Company’s ERM activities. An investor should carefully consider the risks and all information set forth in this report including the discussion included in Item 1A “Risk Factors,” Item 7A – “Quantitative and Qualitative Disclosure About Market Risk,” and Item 8, “Financial Statements and Supplementary Data.”

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

Tax Matters

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, Note 24 to the Consolidated Financial Statements, “Taxation.”

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

The Act imposes on Bermuda insurance companies, solvency and liquidity standards, certain restrictions on the declaration and payment of dividends and distributions, certain restrictions on the reduction of statutory capital, auditing and reporting requirements, and grants the BMA powers to supervise, investigate and intervene in the affairs of insurance companies. Significant requirements include the appointment of an independent auditor, the appointment of a loss reserve specialist and the filing of the Annual Statutory Financial Return with the BMA. The Supervisor of Insurance is the chief administrative officer under the Act.

In early July 2008, the Insurance Amendment Act of 2008 was passed, which introduced a number of changes to the Act, such as allowing the BMA to prescribe standards for an enhanced capital requirement and a capital and solvency return with which insurers and reinsurers must comply. The Bermuda Solvency Capital Requirement (“BSCR”) employs a standard mathematical model that can relate more accurately the risks taken on by (re)insurers to the capital that is dedicated to their business. (Re)insurers may adopt the BSCR model or, where an insurer or reinsurer believes that its own internal model better reflects the inherent risk of its business, an in-house model approved by the BMA. Class 4 (re)insurers, such as the Company, were required to implement the new capital requirements under the BSCR model beginning with fiscal years ending on or after December 31, 2008.

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

The Company’s U.S. insurance and reinsurance subsidiaries are required to file detailed annual and, in most states, quarterly reports with state insurance regulators in each of the states in which they are licensed. Such annual and quarterly reports are required to be prepared on a calendar year basis. In addition, the U.S. insurance subsidiaries’ operations and accounts are subject to financial condition and market conduct examination at regular intervals by state regulators. Effective January 1, 2010, the Company’s U.S. insurance subsidiaries are required to comply with expanded state model audit laws which require the filing of a Management’s Report of Internal Control Over Financial Reporting. The report will provide management’s assertion that it has responsibility for establishing and maintaining a system of adequate internal controls over statutory financial reporting, and will provide management’s assessment that the system is effective. In addition, these new laws also expanded the governance requirements of the insurance subsidiaries.

Statutory surplus is an important measure utilized by the regulators and rating agencies to assess the Company’s U.S. insurance subsidiaries’ ability to support business operations and provide dividend capacity. The Company’s U.S. insurance subsidiaries are subject to various state statutory and regulatory restrictions that limit the amount of dividends that may be paid, within any twelve-month period, from earned surplus without prior approval from regulatory authorities. These restrictions differ by state, but are generally based on a calculation of the lesser of 10% of statutory surplus or 100% of ‘adjusted net investment income’ to the extent that it has not previously been distributed.

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

While the federal government currently does not directly regulate the insurance business in the U.S. (other than for flood, nuclear and reinsurance of losses from terrorism), federal legislation and administrative policies can affect the insurance industry.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) was passed into law. Dodd-Frank requires the creation of a Federal Insurance Office within the Treasury Department that will be focused on national coordination of the insurance sector, systemic risk mitigation and international regulatory cooperation. Although the Federal Insurance Office currently does not directly regulate the insurance industry, under Dodd-Frank it has the power to preempt state insurance regulations that are inconsistent with international agreements regarding insurance regulation, subject to certain exceptions. In addition, Dodd-Frank provides that, within 18 months of its enactment, the Federal Insurance Office must submit a report to Congress on improving U.S. insurance regulation, which must cover the feasibility of future federal regulation of the U.S. insurance industry.

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

Other International Operations

A substantial portion of the Company’s property and casualty insurance business and a majority of its life reinsurance business are carried on in countries other than Bermuda and the U.S. The degree of regulation in foreign jurisdictions can vary. Generally, the Company’s subsidiaries must satisfy local regulatory requirements. Licenses issued by foreign authorities to subsidiaries of the Company are subject to modification or revocation for cause by such authorities. The Company’s subsidiaries could be prevented, for cause, from conducting business in certain of the jurisdictions where they currently operate. While each country imposes licensing, solvency, auditing and financial reporting requirements, the type and extent of the requirements differ substantially. Key areas where country regulations may differ include: (i) the type of financial reports to be filed; (ii) a requirement to use local intermediaries; (iii) the amount of reinsurance permissible; (iv) the scope of any regulation of policy forms and rates; and (v) the type and frequency of regulatory examinations.

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

European Union

Financial services including insurance, reinsurance and trading in the United Kingdom are regulated by the Financial Services Authority (“FSA”). The FSA’s Handbook of Rules and Guidance (the “FSA Rules”) covers all aspects of regulation including capital adequacy, financial and non-financial reporting and certain activities of U.K.-regulated firms. The Company’s subsidiaries carrying out regulated activities in the U.K. comply with the FSA Rules. The Company’s Lloyd’s managing agency, its managed syndicates and its associated corporate capital vehicles are subject to additional Lloyd’s requirements.

FSA regulations also impact the Company as “controller” (an FSA defined term) of its U.K.-regulated subsidiaries. Through the FSA’s Approved Persons regime, certain employees and Directors are subject to regulation by the FSA of their fitness and certain employees are individually registered at Lloyd’s.

The Company’s network of offices in the European Union consists mainly of branches of U.K. as well as Irish (regulated by the Central Bank of Ireland) companies that are principally regulated under European Directives from their home states, the U.K. and Ireland, rather than by each individual jurisdiction. Company law in the U.K. and Ireland prohibits XL UK and Irish entities from declaring a dividend to their respective shareholders unless the applicable entity has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. and Irish insurance regulatory laws impose no statutory restrictions on a general insurer’s ability to declare a dividend, the regulatory rules require maintenance of each insurance company’s solvency margin within its jurisdiction and, in addition, regulatory approval must be sought in advance of paying a distribution by an Irish or U.K. regulated company. In addition, as an Irish public limited company, XL Group plc is also subject to additional reporting requirements under Irish company law.

An E.U. directive covering the capital adequacy and risk management of, and regulatory reporting for, insurers, known as Solvency II was adopted by the European Parliament in April 2009. Insurers and reinsurers within the European Economic Area (“EEA”) will need to be compliant with Solvency II by January 1, 2013. Solvency II presents a number of risks to XL’s European operations. Insurers across Europe are liaising closely with the regulators and undertaking a significant amount of work to develop their internal capital models and to ensure that they will meet the new requirements. This may divert resources from other business- related tasks. Final Solvency II guidance has yet to be published; consequently the Company’s implementation plans are based on its current understanding of the Solvency II requirements and Solvency II equivalence for the BMA’s regime, which may change. Increases in capital requirements as a result of Solvency II may be required and may impact the Company’s results of operations.

Swiss Operations

In Switzerland, the Company’s operations are regulated under the Insurance Supervision Act of December 17, 2004. Both Insurance and Reinsurance operations are supervised under this Act. Reinsurance branches of foreign legal entities are not regulated. Insurance branches of foreign entities are subject to limited regulations, (Insurance branches have to comply with the “tied assets” requirements but do not need to fulfill the Swiss Solvency Test). Supervision in Switzerland is exercised by the Federal Financial Market Supervisory Authority (“FINMA”). The supervisory regime currently comprises both Solvency I requirements and Solvency II type requirements (“Swiss Solvency Test”), the latter of which impose higher capital requirements, with which the entities operating in Switzerland comply.

FINMA may call for supervision of an “Insurance group,” based on certain qualitative and quantitative standards. XL’s operations in Switzerland are currently not subject to this “Group supervision.” XL Company Switzerland GmbH, the intermediary holding, is consequently not subject to FINMA regulations.

In its opinion dated July 2010, the European Insurance and Occupational Pensions Authority (“EIOPA”) made a proposal to the European Commission that the Swiss supervisory regime (together with the regime in Bermuda) should be considered in the first wave of the third country equivalence assessment with regard to all three articles on equivalence (Art. 172 Equivalence for reinsurance supervision, Art. 227 Calculating group solvability, Art. 260 Equivalence for third country group supervision).

Employees

At December 31, 2010, the Company had 3,576 employees. At that date, 240 of the Company’s employees were represented by workers’ councils and 403 of the Company’s employees were subject to industry-wide collective bargaining agreements in several countries outside the United States.

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

The Company’s Internet website address is http://www.xlgroup.com. The information contained on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K or any other of the Company’s documents filed with or furnished to the SEC.

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

The Company adopted Corporate Governance Guidelines, as well as written charters for each of the Audit Committee, the Management Development and Compensation Committee, the Nominating, Governance and External Affairs Committee and the Risk and Finance Committee, as well as a Code of Conduct and a related Compliance Program. Each of these documents is posted on the Company’s web-site at http://www.xlgroup.com, and each is available in print to any shareholder who requests it by writing to the Company at Investor Relations Department, XL Group plc, XL House, One Bermudiana Road, Hamilton HM 08, Bermuda.

The Company intends to post on its website at http://www.xlgroup.com any amendment to, or waiver of, a provision of its Code of Conduct that applies to its Chief Executive Officer, Chief Financial Officer and Corporate Controller or persons performing similar functions and that relates to any element of the code of ethics definition set forth in Item 406 of Regulation S-K of the Securities Act of 1933, as amended.

The Company intends to use its website as a means of disclosing material non-public information and for complying with its disclosure obligations under Regulation FD. Such disclosures will be included on the website in the “Investor Relations” section. Accordingly, investors should monitor such portions of the Company’s website, in addition to following its press releases, SEC filings and public conference calls and webcasts.

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

As our ability to underwrite business is dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies, a downgrade by any of these institutions could cause our competitive position in the insurance and reinsurance industry to suffer and make it more difficult for us to market our products.

A downgrade below “A–” of our principal insurance and reinsurance subsidiaries by either Standard & Poor’s (“S&P”) or A.M. Best Company (“A.M. Best”), which is two notches below the current S&P and A.M. Best financial strength ratings of “A” (Stable) for our principal insurance and reinsurance subsidiaries, may trigger termination provisions in a significant amount of our assumed reinsurance agreements and may potentially require us to return unearned premium to cedants. Whether a client would exercise its termination rights after such a downgrade would likely depend on, among other things, the reasons for the downgrade, the extent of the downgrade, prevailing market conditions, the degree of unexpired coverage, and the pricing and availability of replacement reinsurance coverage. Based on premium value, approximately 67% of our reinsurance contracts that incepted at January 1, 2011 contained provisions allowing clients to terminate those contracts upon a decline in our ratings to below “A–.” In the event of such a downgrade, we cannot predict whether or how many of our clients would actually exercise such termination rights or the extent to which any such terminations would have a material adverse effect on our financial condition, results of operations, cash flows or future prospects or the market price for our securities. A downgrade could also result in a substantial loss of business for us as ceding companies and brokers that place such business may move to other insurers and reinsurers with higher ratings and the loss of key employees. In addition, due to collateral posting requirements under our letter of credit and revolving credit facility agreements, such a downgrade may require the posting of cash collateral in support of certain “in use” portions of these facilities (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” under Part II, Item 7 of this report). Specifically, a downgrade below “A–” by A.M. Best would trigger such collateral requirements for the Company’s largest credit facility. In certain limited instances, such downgrades may require us to return cash or assets to counterparties or to settle derivative and/or other transactions with the respective counterparties.

In addition to the financial strength ratings of our principal insurance and reinsurance subsidiaries, various rating agencies also publish credit ratings for XL-Cayman. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner are part of our overall funding profile and affect our ability to access certain types of liquidity. Downgrades in our credit ratings could have a material adverse effect on our financial condition and results of operations and cash flows in a number of ways, including adversely limiting our access to capital markets, potentially increasing the cost of debt or requiring us to post collateral.

Our efforts to develop new products or expand in targeted markets may not be successful and may create enhanced risks.

A number of our recent and planned business initiatives involve developing new products or expanding existing products in targeted markets. This includes the following efforts, from time to time, to protect or grow market share:

•	We may develop products that insure risks we have not previously insured or contain new coverage or coverage terms.

•	We may refine our underwriting processes.

•	We may seek to expand distribution channels.

•	We may focus on geographic markets within or outside of the United States where we have had relatively little or no market share.

We may not be successful in introducing new products or expanding in targeted markets and, even if we are successful, these efforts may create enhanced risks. Among other risks:

•	Demand for new products or in new markets may not meet our expectations.

•

To the extent we are able to market new products or expand in new markets, our risk exposures may change, and the data and models we use to manage such exposures may not be as sophisticated as those we use in existing markets or with existing products. This, in turn, could lead to losses in excess of our expectations.

•	Efforts to develop new products or markets have the potential to create or increase distribution channel conflict.

•

In connection with the conversion of existing policyholders to a new product, some policyholders’ pricing may increase, while the pricing for other policyholders may decrease, the net impact of which could negatively impact retention and margins.

•	To develop new products or markets, we may need to make substantial capital and operating expenditures, which may also negatively impact results in the near term.

If our efforts to develop new products or expand in targeted markets are not successful, our results could be materially and adversely affected.

We are exposed to significant capital markets risk related to changes in interest rates, credit spreads, equity prices and foreign exchange rates as well as other investment risks, which may adversely affect our results of operations, financial condition or cash flows.

Our operating results are affected by the performance of our investment portfolio. Our assets are invested by a number of investment management service providers under the direction of the Company’s management within the Investment Group in accordance, in general, with detailed investment guidelines set by us under the oversight of our Risk and Finance Committee of the Board of Directors, and established in accordance with Strategic Asset Allocation (“SAA”) framework for our P&C operations and Life operations. Although our investment policies stress diversification of risks and conservation of principal and liquidity, our investments are subject to market-wide risks, as noted below, and fluctuations, as well as to risks inherent in particular securities. We are exposed to significant capital markets risks related to changes in interest rates, credit spreads and defaults, market liquidity, equity prices and foreign currency exchange rates. If significant continued market volatility, changes in interest rates, changes in credit spreads and defaults, a lack of pricing transparency, a reduction in market liquidity, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. dollar occur, individually or in tandem, this could have a material adverse effect on our consolidated results of operations, financial condition or cash flows through realized losses, impairments, and changes in unrealized positions. Levels of write-down or impairment are impacted by our assessment of the intent to sell securities which have declined in value as well as actual losses as a result of defaults or deterioration in estimates of cash flows. We periodically review our investment portfolio structure and strategy. If, as a result of such review, we determine to reposition or realign portions of the investment portfolio and sell securities in an unrealized loss position, we will incur an other than temporary impairment charge. Any such charge may have a material adverse effect on our results of operations and business.

For the year ended December 31, 2010, as a result of the prolonged and continued volatility and disruptions in the public debt and equity markets, we incurred realized and unrealized investment losses, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of this report. We continue to closely monitor current market conditions and evaluate the long term impact of this recent market volatility on all of our investment holdings. Depending on market conditions, we could incur additional realized and unrealized losses in future periods, which could have a material adverse effect on the Company’s results of operations, financial condition and business.

Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. Our investment portfolio contains interest rate sensitive instruments, such as fixed income securities, which have been and may continue to be adversely affected by changes in interest rates from central bank monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in interest rates would increase the net unrealized loss position of our investment portfolio, offset by our ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates would decrease the net unrealized loss position of our investment portfolio, offset by lower rates of return on funds reinvested. We maintain a P&C investment portfolio with diversified maturities that has a weighted average duration that is determined in accordance with its SAA Benchmark based on a dynamic financial analysis of investment assets and liabilities, and that is intended to maximize the Company’s enterprise value subject to accounting, regulatory, capital and risk tolerances. The SAA Benchmarks and portfolios supporting our Life operations are rebalanced regularly to reflect an explicit asset-liability management process. However, for both the P&C and Life investment portfolios our estimates of the time and size of the liability cash flow profile may be inaccurate and we may be forced to liquidate investments prior to maturity at a loss in order to cover liabilities. We are exposed to interest rate risk relative to our liabilities.

Our exposure to credit spread risk relates primarily to the market price associated with changes in prevailing market credit spreads and the impact on our holdings of spread products such as corporate and structured credit. A portion of our aggregate fixed income portfolio consists of below investment-grade high yield fixed income securities. These securities have a higher degree of credit or default risk. Certain sectors within the investment and below investment grade fixed income market, such as structured and corporate credit, may be less liquid in times of economic weakness or market disruptions. While we have put in place procedures to monitor the credit risk and liquidity of our invested assets in general and those impacted by recent credit market issues specifically, it is possible that, in periods of economic weakness or periods of turmoil in capital markets, we may experience default losses in both our investment grade and below investment grade corporate and structured credit holdings. This may result in a material reduction of net income, capital and cash flows.

We invest a portion of our investment portfolio in common stock or equity-related securities, including alternative funds and private equity funds. The value of these assets fluctuates, along with other factors, due to changes in the equity and credit markets. In times of economic weakness, the market value and liquidity of these assets may decline, and may impact net income, capital and cash flows. In addition, certain of the products offered by our Life Operations segment offer fixed guaranteed returns while debt and equity yields may continue to decline. In addition, the amount of earnings from alternative funds and private investment funds are not earned evenly across the year, or even from year to year. As a result, the amount of earnings that we record from these investments may vary substantially from quarter to quarter. The timing of distributions from such private investment funds depends on particular events relating to the underlying investments. The ability of an alternative fund to satisfy any redemption request from its investors depends on the underlying liquidity of the alternative fund’s investments. As a result, earnings, distributions and redemptions from these two asset classes may be more difficult to predict.

The functional currencies of our principal insurance and reinsurance subsidiaries include the U.S. dollar, U.K. sterling, the Euro, the Swiss Franc and the Canadian dollar. Exchange rate fluctuations relative to the functional currencies may materially impact our financial position, results of operations and cash flows. Many of our non-U.S. subsidiaries maintain both assets and liabilities in currencies different than their functional currency, which exposes us to changes in currency exchange rates.

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

We hold certain investments that may lack liquidity or for which the observability of prices or inputs may be reduced in periods of market dislocation, such as non-agency residential mortgage-backed and collateralized debt obligations securities. Even some of our high quality assets have been more illiquid as a result of the recent challenging market conditions. Generally, securities classified as Level 3 pursuant to the fair value hierarchy set forth in authoritative accounting guidance over fair value measurements may be less liquid, may be more difficult to value, requiring significant judgment, and may be more likely to result in sales at materially different amounts than the fair values determined by management.

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

The reported value of our relatively illiquid types of investments and, in certain circumstances, our high quality, generally liquid asset classes, does not necessarily reflect the lowest current market bid price for the asset. If we were forced to sell certain of our assets in the current market, there can be no assurance that we will be able to sell them for the prices at which we have recorded them and we may be forced to sell them at significantly lower prices, particularly at times of extreme market illiquidity.

If actual claims exceed our loss reserves, or if changes in the estimated levels of loss reserves are necessary, our financial results and cash flows could be adversely affected.

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

Recent deficit spending by governments in the Company’s major markets exposes the Company to heightened risk of inflation. Inflation in relation to medical costs, construction costs and tort issues in particular impact the property and casualty industry; however, broader market inflation also poses a risk of increasing overall loss costs. The impact of inflation on loss costs could be more pronounced for those lines of business that are considered “long tail” such as general liability, as they require a relatively long period of time to finalize and settle claims for a given accident year. Changes in the level of inflation also result in an increased level of uncertainty in our estimation of loss reserves, particularly for long tail lines of business. The estimation of loss reserves may also be more difficult during times of adverse economic conditions due to unexpected changes in behavior of claimants and policyholders, including an increase in fraudulent reporting of exposures and/or losses, reduced maintenance of insured properties or increased frequency of small claims.

Similarly, the actual emergence of claims for life business may vary from the assumptions underlying the policy benefit reserves, in particular, the future assumed mortality improvements on the blocks of in-payment annuities.

In relation to previously written financial guarantee business and related exposures, we establish reserves for losses and LAE on such business based on management’s best estimate of the ultimate expected incurred losses. Establishment of such reserves requires the use and exercise of significant judgment by management, including with respect to estimates regarding the occurrence and amount of a loss on an insured or reinsured obligation. Estimates of losses may differ from actual results and such difference may be material, due to the fact that the ultimate dispositions of claims are subject to the outcome of events that have not yet occurred. Examples of these events include changes in the level of interest rates, credit deterioration of insured and reinsured obligations, and changes in the value of specific assets supporting insured and reinsured obligations. In general, guarantees on previously written credit default swaps are exposed to the same risks as noted above, except in events of default by the guarantor. Credit default swaps, however, do not qualify for the financial guarantee scope exception under authoritative accounting guidance over derivative instruments and hedging activities, and, therefore are reported at fair value with changes in the fair value included in earnings. Fair values for such swaps are determined based on methodologies further described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.” Any estimate of future costs is subject to the inherent limitation on our ability to predict the aggregate course of future events. It should therefore be expected that the actual emergence of losses and LAE will vary, perhaps materially, from any estimate.

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

In response to the financial crises affecting the banking system and financial markets and going concern threats to financial institutions, there have been numerous regulatory and governmental actions in the United States, the United Kingdom and the Euro-zone among other countries. The purpose of these legislative and regulatory actions is to stabilize the U.S. and international banking systems, improve the flow of credit and foster an economic recovery. However, there can be no assurance as to the success of such actions or the effect that any such governmental actions or future regulatory initiatives may have on certain investment instruments in our investment portfolio, or on our competitive position, business and financial position. If global economic and market conditions remain uncertain, persist, or deteriorate further, we may experience material adverse impacts on our business operations results and financial condition.

For example, we own a number of Tier 1 and Upper Tier 2 hybrid securities issued by financial institutions including those based in the U.S., Europe and U.K. There is a risk that if the capital positions of financial institutions deteriorate further government intervention, particularly nationalization of such institutions, could occur. There is also a risk of regulatory imposed deferral of coupons or decisions by bank management not to call the capital or defer the coupon payments. This may result in losses on the hybrid securities we hold. There is also the risk of further downgrades of these securities as rating agencies re-evaluate their rating methodologies, which would negatively impact the regulatory capital of the Life operations.

In particular, the current sovereign debt crisis concerning European countries, including Ireland, Greece, Italy, Portugal and Spain, and related European financial restructuring efforts, may cause the value of the European currencies, including the Euro, to further deteriorate, which in turn could adversely impact Euro- denominated assets held in our investment portfolio or our European book of business. In addition, the European crisis is contributing to instability in global credit markets, as well as the widening of bond yield spreads. Recent rating agency downgrades on European sovereign debt and growing concern of the potential default of government issuers or of a possible break-up of the European Union has further contributed to this uncertainty. Should governments default on their obligations, there will be a negative impact on both our direct holdings, as well as on non-government issues and financials held within the country of default.

We may be unable to purchase reinsurance and, even if we are able to successfully purchase reinsurance, we are subject to the possibility of uncollectability. The impairment of other financial institutions also could adversely affect us.

We purchase reinsurance for our own account in order to mitigate the volatility that losses impose on our financial condition. Our clients purchase reinsurance from us to cover part of the risk originally written by them. Retrocessional reinsurance involves a reinsurer ceding to another reinsurer, the retrocessionaire, all or part of the reinsurance that the first reinsurer has assumed. Reinsurance, including retrocessional reinsurance, does not legally discharge the ceding company from its liability with respect to its obligations to its insureds or reinsureds. A reinsurer’s or retrocessionaire’s insolvency, inability or refusal to make timely payments under the terms of its agreements with us, therefore, could have a material adverse effect on us because we remain liable to our insureds and reinsureds. At December 31, 2010, we had approximately $3.8 billion of reinsurance recoverables and reinsurance balances receivable, net of reserves for uncollectible recoverables. For further information regarding our reinsurance exposure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of this report.

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

We market our insurance and reinsurance products worldwide primarily through insurance and reinsurance brokers. Marsh & McLennan Companies, AON Corporation and the Willis Group and their respective subsidiaries each provided approximately 21%, 21% and 11% respectively, of our gross written premiums for property and casualty operations for the year ended December 31, 2010. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

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

We are subject to a number of risks associated with our business outside the United States.

We conduct business outside the United States primarily in the United Kingdom, Bermuda, continental Europe and Ireland. We have also started to pursue opportunities in other countries, including in emerging markets such as Asia and Brazil. While our business in emerging and other markets currently constitutes a relatively small portion of our revenues, in conducting such business we are subject to a number of significant risks. These risks include restrictions such as price controls, capital controls, exchange controls, ownership limits and other restrictive governmental actions, which could have an adverse effect on our business and our reputation. In addition, some countries, particularly emerging economies, have laws and regulations that lack clarity and, even with local expertise and effective controls, it can be difficult to determine the exact requirements of the local laws. Failure to comply with local laws in a particular market could have a significant and negative effect not only on our business in that market but also on our reputation generally.

Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends, make payments on our debt securities and make other payments.

As a holding company with no direct operations or significant assets other than the capital stock of our subsidiaries, we rely on investment income, cash dividends, loans and other permitted payments from our subsidiaries to make principal and interest payments on our debt, to pay operating expenses and common and preferred shareholder dividends, to make capital investments in our subsidiaries and to pay certain of our other obligations that may arise from time to time. We expect future investment income, dividends and other permitted payments from these subsidiaries to be our principal source of funds to pay such expenses, preferred and common stock dividends and obligations. The payment of dividends to us by our insurance and reinsurance subsidiaries is regulated under the laws of various jurisdictions including Bermuda, the U.K., Ireland and Switzerland and certain insurance statutes of various states in the United States in which our insurance and reinsurance subsidiaries are licensed to transact business and the other jurisdictions where we have regulated subsidiaries. For further information regarding regulatory restrictions governing the payment of dividends by the Company’s significant property and casualty subsidiaries in Ireland, Bermuda and the U.S., see Note 25 to the Consolidated Financial Statements, “Statutory Financial Data.”

XL-Ireland is subject to certain legal constraints that affect its ability to pay dividends on or redeem or buyback our ordinary shares. While XL-Ireland’s articles of association authorize its board of directors to declare and pay dividends as justified from the profits, under Irish law, XL-Ireland may only pay dividends or buyback or redeem shares using distributable reserves. As of December 31, 2010 XL-Ireland had $4.8 billion in distributable reserves. In addition, no dividend or distribution may be made unless the net assets of XL-Ireland are not less than the aggregate of its share capital plus undistributable reserves and the distribution does not reduce XL-Ireland’s net assets below such aggregate.

In addition, XL-Cayman is subject to certain constraints that affect its ability to pay dividends on its preferred shares. Under Cayman Islands law, XL-Cayman may not declare or pay a dividend if there are reasonable grounds for believing that XL-Cayman is, or would after the payment be, unable to pay its liabilities as they become due in the ordinary course of business. Also, the terms of XL-Cayman’s preferred shares prohibit declaring or paying dividends on the ordinary shares unless full dividends have been declared and paid on the outstanding preferred shares. In addition, the ability to declare and pay dividends may be restricted by covenants in our letters of credit and revolving credit facilities.

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

Operational risk and losses can result from, among other things, fraud, errors, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements, information technology failures, or external events. Areas of operational risk can be heightened in discontinued or exited business as a result of reduced overall resource allocation and the loss of relevant knowledge and expertise by departing management. The Company has exited a number of businesses in recent years, potentially increasing operational risk in such businesses.

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

We believe that TRIP and the related legislation have been an effective mechanism to assist policyholders and industry participants with the extreme contingent losses that might be caused by acts of terrorism. Nevertheless, we cannot assure you that TRIPRA will be extended beyond 2014, and its expiration or a significant change in terms could have an adverse effect on us, our clients or the insurance industry.

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

In recent years, the U.S. insurance regulatory framework has come under increased federal scrutiny. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act requires many federal agencies to adopt new rules and regulations that will apply to the financial services industry and also calls for many studies regarding various industry practices. In particular, the Dodd-Frank Act created a Federal Insurance Office within the Treasury

Department that will be focused on national coordination of the insurance sector, systemic risk mitigation and international regulatory cooperation. Although the Federal Insurance Office currently does not directly regulate the insurance industry, under the Dodd-Frank Act it has the power to preempt state insurance regulations that are inconsistent with international agreements regarding insurance regulation, subject to certain exceptions. In addition, the Dodd-Frank Act provides that, within 18 months of its enactment, the Federal Insurance Office must submit a report to Congress on improving U.S. insurance regulation, which must cover the feasibility of future federal regulation of the U.S. insurance industry. This study or another among the various studies required by the legislation could result in additional rulemaking or legislative action, which could negatively impact our business and financial results. While we have not yet been required to make material changes to our business or operations as a result of the Dodd-Frank Act, due to the complexity and broad scope of the Dodd-Frank Act and the time required for regulatory implementation, it is not certain what the scope of future rulemaking or interpretive guidance from the SEC, CFTC or other regulatory agencies may be, and what impact this will have on our compliance costs, business, operations and profitability.

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

In addition to these proposals and initiatives in the United States, regulators and law makers around the world are actively reviewing the causes of the financial crisis and exploring steps to avoid similar problems in the future. New capital adequacy and risk management regulations called Solvency II are in the process of being implemented throughout the EU introducing changes to the prudential regulation of European insurers effective January 1, 2013. Similar legislation is also in the process of being developed or implemented in other jurisdictions, including Canada and Switzerland. In addition, regulations in countries in which we have operations are working with the International Association of Insurance Supervisors (and in the U.S., with the NAIC) to consider changes to insurance company supervision, including solvency requirements and group supervision. There remains significant uncertainty as to the impact of these efforts, however, such impacts could constrain our ability to move capital between subsidiaries or require that additional capital or security to be provided in certain jurisdictions, which may impact profitability.

We may not be able to comply fully with, or obtain desired exemptions from, revised statutes, regulations and policies that govern the conduct of our business. Failure to comply with, or to obtain desired authorizations and/or exemptions under, any applicable laws could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we operate and could subject us to fines and other sanctions. In addition, changes in the laws or regulations to which we are subject, or in the interpretations thereof by enforcement or regulatory agencies, could have a material adverse effect on our business.

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

Government intervention and the possibility of future government intervention have created uncertainty in the insurance and reinsurance markets. Government regulators are generally concerned with the protection of policyholders to the exclusion of other constituencies, including shareholders of insurers and reinsurers. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, such proposals could adversely affect our business by, among other things:

•	providing insurance and reinsurance capacity in markets and to consumers that we target, e.g., the creation or expansion of a state or federal catastrophe funds such as those in Florida;

•	requiring our participation in industry pools and guarantee associations

•	expanding the scope of coverage under existing policies;

•	regulating the terms of insurance and reinsurance policies; or

•	disproportionately benefiting the companies of one country over those of another.

Government intervention has recently taken the form of financial support of certain companies in our industry. Governmental support of individual competitors can lead to increased pricing pressure, a distortion of market dynamics, and ultimately prolong the current period of soft market conditions. The insurance industry is also affected by political, judicial and legal developments that may create new and expanded theories of liability, which may result in unexpected claims frequency and severity and delays or cancellations of products and services by insureds, insurers and reinsurers which could adversely affect our business.

For further information regarding government regulation and/or intervention in response to the financial and credit crises, see risk factor entitled “There can be no assurance as to the effect that governmental actions will have on such markets generally or on us in particular” above.

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

XL Insurance (Bermuda) Ltd and XL Re Ltd, two of our wholly-owned operating subsidiaries, are registered as Bermuda Class 4 insurers. In addition, XL Re Ltd is registered as a long-term (life) reinsurer. As such, they are subject to regulation and supervision in Bermuda. Bermuda insurance statutes and the regulation, policies and procedures of the Bermuda Monetary Authority require XL Insurance (Bermuda) Ltd and XL Re Ltd to, among other things:

•	maintain a minimum level of capital and surplus;

•	maintain solvency margins and liquidity ratios;

•	restrict dividends and distributions in certain circumstances;

•	obtain prior approval regarding the ownership and transfer of shares;

•	maintain a principal office and appoint and maintain a principal representative in Bermuda;

•	file an annual statutory financial return;

•	file annual audited financial statements in accordance with applicable GAAP or International Financial Reporting Standards and quarterly unaudited management accounts;

•	file annual Bermuda Solvency Capital Requirement (“BSCR”), a risk-based capital adequacy model, and capital and solvency return;

•	File a qualitative description of its underwriting strategy and description of policies surrounding the use of derivatives and certain market value and exposure information relating to derivative; and

•	allow for the performance of certain periodic examinations of XL Insurance (Bermuda) Ltd and XL Re Ltd.

These statutes and regulations may restrict our ability to write insurance and reinsurance policies, distribute funds and pursue our investment strategy.

In 2008, the BMA introduced new risk-based capital standards for insurance companies as a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. The required statutory capital and surplus of our Bermuda-based operating subsidiaries increased under the BSCR. While our Bermuda-based operating subsidiaries currently have excess capital and surplus under these new requirements, there can be no assurance that such requirement or similar regulations, in their current form or as may be amended in the future, will not have a material adverse effect on our business, financial condition or results of operations.

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

Although the market price of our ordinary shares gained 19% during fiscal 2010 as compared to the market price as at December 31, 2009, it has not fully recovered from the very significant decline in market price during fiscal 2008. A substantial portion of our annual compensation paid to our senior employees has, in recent years, been paid in the form of equity-based awards. In addition, we reduced the number of employees across nearly all of our locations in August 2008 as well as in the period between February and July 2009. The combination of these events could adversely affect our ability to hire, motivate and retain qualified employees.

In addition, certain of our senior executives who work in our Bermuda operations are not Bermudian and our success in such operations may depend in part on the continued services of key employees working in Bermuda. Under Bermuda law, non-Bermudians (other than spouses of Bermudians and holders of permanent resident certificates) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. A work permit may be granted or renewed by the Bermuda government for a specific period of time, upon showing that, after proper public advertisement, no Bermudian (or spouse of a Bermudian or holder of a permanent resident certificate) is available who meets the minimum standards reasonably required by an employer with respect to a certain position. The government of Bermuda places term limits on individuals with work permits, subject to certain exemptions for key employees. No assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term or that key employee status will be granted or revoked.

A decrease in the fair values of our reporting units may result in future goodwill impairments.

Our consolidated financial statements include goodwill at December 31, 2010 in the amount of $822.2 million. When we acquire an entity, the excess of the purchase price over the net identifiable assets acquired is allocated to goodwill. We conduct impairment tests on our reported goodwill at least annually or more frequently if impairment indicators exist. In performing a goodwill impairment test, we use various methods and make various assumptions to determine the fair value of our reporting units, including the determination of expected future cash flows and/or profitability of such reporting units, and we take into account market value multiples and/or cash flows of entities that we deem to be comparable in nature, scope or size to our reporting units. However, expected future cash flows and/or profitability may be materially and negatively impacted as a result of, among other things, a decrease in renewal activity and new business opportunities, a decrease in retention or our underwriting teams, lower-than-expected yields and/or cash flows from our investment portfolio, higher-than-expected claims activity and magnitude of incurred losses and general economic factors that impact the reporting unit. In addition, previously determined market value multiples and/or cash flows may no longer be relevant as a result of these potential factors. As a result of these potential changes, the estimated fair value of one or more of our reporting units may decrease, causing the carrying value of the net assets assigned to the reporting unit to exceed the fair value of such net assets. If we determine an impairment exists, we adjust the carrying value of goodwill to its implied fair value. The impairment charge is recorded in our income statement in the period in which the impairment is determined. If we are required in the future to write down additional goodwill, our financial condition and results of operations would be negatively affected. In connection with fair value measurements and the accounting for goodwill, the use of generally accepted accounting principles requires management to make certain estimates and assumptions. Significant judgment is required in making these estimates and assumptions, and actual results may ultimately be materially different from such estimates and assumptions.

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

In particular, our Articles of Association provide that if, and for so long as, the votes conferred by the Controlled Shares (as defined below) of any person constitute 10% or more of the votes conferred by all our issued shares, the voting rights with respect to the Controlled Shares of such person shall be limited, in the aggregate, to a voting power equal to approximately (but slightly less than) 10%, pursuant to a formula set forth in the our Articles of Association. “Controlled Shares” of a person (as defined in our Articles of Association) include (1) all of our shares owned directly, indirectly or constructively by that person (within the meaning of Section 958 of the Code, and (2) all of our shares owned directly, indirectly or constructively by that person or any “group” of which that person is a part, within the meaning of Section 13(d)(3) of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

As an Irish company, we are subject to the Irish Takeover Rules, under which our Board of Directors is not permitted to take any action which might “frustrate” an offer for our shares once the Board of Directors has received an offer or has reason to believe an offer is or may be imminent without the approval of more than 50% of shareholders entitled to vote at a general meeting of shareholders and/or the consent of the Irish Takeover Panel. This could limit the ability of the Board of Directors to take defensive actions even if the Board of Directors believes that such defensive actions would be in the best interests of the Company and its shareholders.

The Irish Takeover Rules also could discourage an investor from acquiring 30% or more of our outstanding ordinary shares unless such investor was prepared to make a bid to acquire all outstanding ordinary shares. Further, it could be more difficult for us to obtain shareholder approval for a merger or negotiated transaction because of heightened shareholder approval requirements for certain types of transactions under Irish law.

In addition, insurance regulations in certain jurisdictions may also delay or prevent a change of control or limit the ability of a shareholder to acquire in excess of specified amounts of our ordinary shares.

Irish shareholder voting requirements may limit flexibility with respect to certain aspects of capital management.

Irish law allows shareholders to authorize a board of directors to subsequently issue shares without shareholder approval, but this authorization must be renewed after five years. Additionally, subject to specified exceptions, Irish law grants statutory pre-emption rights to existing ordinary shareholders to subscribe for new issuances of shares for cash, but allows such shareholders to authorize the waiver of such statutory pre-emption rights for five years. Our Articles of Association currently provide authority to the Board of Directors to issue shares without further shareholder approval and to waive ordinary shareholders’ statutory pre-emption rights. However, these authorizations expire after five years, unless renewed by XL-Ireland’s shareholders, and we can provide no assurance that these authorizations and waivers will always be renewed, which could limit our ability to issue equity in the future.

It may be difficult to enforce judgments against XL-Ireland, XL-Cayman or their directors and executive officers.

XL-Ireland is incorporated pursuant to the laws of Ireland and our principal executive offices are in Bermuda. In addition, certain of our directors and officers reside outside the United States and a substantial portion of our assets and the assets of such directors and officers are located outside the United States. As such, it may be difficult or impossible to effect service of process within the United States upon those persons or to recover on judgments of U.S. courts against us or our directors and officers, including judgments predicated upon civil liability provisions of U.S. federal securities laws. We have been advised that there is no treaty between Ireland and the United States providing for the reciprocal enforcement of foreign judgments. The following requirements must be met before the foreign judgment will be deemed to be enforceable in Ireland:

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

In addition, XL-Cayman is incorporated pursuant to the laws of the Cayman Islands and its principal executive offices are in Bermuda. We have been advised that there is doubt as to whether the courts of the Cayman Islands would enforce:

•

judgments of U.S. courts based upon the civil liability provisions of U.S. federal securities laws obtained in actions against XL-Cayman or its directors and officers who reside outside the United States; or

•	original actions brought in the Cayman Islands against these persons or XL-Cayman predicated solely upon U.S. federal securities laws.

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

The ultimate outcome of lawsuits, including putative class action lawsuits, that have been filed against us by policyholders and security holders could have a material adverse effect on our consolidated financial condition, future operating results and/or liquidity.

We are subject to lawsuits and arbitrations in the regular course of our business. See Item 3, “Legal Proceedings.” In addition, lawsuits have been filed against us as detailed in Item 8, Note 19(g) to the Consolidated Financial Statements, “Commitments and Contingencies – Claims and Other Litigation.” We

believe that we have substantial defenses to all outstanding litigation and intend to pursue our defenses vigorously, although an adverse resolution of one or more of these items could have a material adverse effect on our results of operations in a particular fiscal quarter or year.

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

There is a possibility that the Master Agreement entered into at the time of the sale of Syncora and the related commutations and releases could be challenged or that we could be subject to litigation as a result of the Master Agreement. Any such challenge could have a material adverse effect on our financial condition, results of operations, liquidity or the market price of our securities.

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

Following the closing of the Master Agreement, Syncora and its applicable subsidiaries were required to use commercially reasonable efforts to commute the underlying financial guarantees that are the subject of the EIB Guarantees, which was completed in June 2010.

As further described in Note 4 to the Consolidated Financial Statements, “Syncora Holdings Ltd. (“Syncora”),” while the New York Insurance Department (“NYID”) and the BMA approved the Master Agreement and related agreements and transactions, including the commutation of the agreements described above, and the Delaware Insurance Department (“DID”) approved the Master Agreement and the commutation of the Syncora Guarantee Re/Syncora Guarantee Quota Share, and although we believe the effect of the Master Agreement and subsequent commutation of the EIB Guarantee relieved us of all of our obligations under the Reinsurance Agreements and the Guarantee Agreements no assurance can be given that the enforceability of the Master Agreement, the agreements relating thereto and the transactions contemplated thereunder will not be challenged, including under applicable fraudulent transfer laws (described in the following paragraph) and/or by asserting any number of other theories for recovery, including third-party beneficiary rights, or that other litigation will not be commenced against us as a result of the Master Agreement and such related agreements and transactions. We believe that we would have significant defenses to any such challenges and would vigorously defend against any such claims. However, we cannot assure you that any such claims would not be made or, that any such claims would not ultimately be successful.

Under federal bankruptcy law and comparable provisions of state fraudulent transfer laws (including those applicable in any state insurance insolvency proceeding) Syncora’s commutation and release of our obligations pursuant to the Master Agreement and related agreements would constitute a voidable fraudulent transfer if it was determined that Syncora or any applicable subsidiary thereto, at the time it entered into the Master Agreement or such related agreement:

•	intended to hinder, delay or defraud its creditors; or

•	received less than “reasonably equivalent value” or “fair value consideration” for such release; and either:

•	was insolvent or rendered insolvent by reason of such occurrence; or

•	was engaged in a business or transaction for which its remaining assets constituted unreasonably small capital; or

•	intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature.

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

The tax treatment of non-U.S. companies and their U.S. and non-U.S. insurance subsidiaries has been the subject of Congressional discussion and legislative proposals. For example, one legislative proposal would impose additional limits on the deductibility of interest by foreign-owned U.S. corporations. Another legislative proposal would modify the standards which indicate when a non-U.S. corporation might be treated as a U.S. corporation for U.S. federal income tax purposes if it were considered to be primarily managed and controlled in the U.S. In addition, in 2010, legislation was proposed in the U.S. that would severely restrict the ability of a company to utilize affiliate reinsurance to manage its U.S. risks and capital position. In general, the proposed legislation would permanently disallow the deduction for premiums ceded to affiliates, to the extent the reinsurance exceeded industry aggregate levels of unrelated party reinsurance, calculated on a statutory line of business basis. The U.S. 2012 Fiscal Year Budget, issued on February 14, 2011, includes a similar provision that would disallow tax deductions for all affiliate reinsurance premiums paid to companies not taxed in the U.S., but would not tax ceding commissions or recoveries of paid losses received by the U.S. companies. If any of these proposals, or a similar proposal using the same underlying principles, is enacted, the resulting impact to the Company could have an adverse impact on us or our shareholders. It is possible that other legislative proposals could emerge in the future that could also have an adverse impact on us or our shareholders. We cannot assure you that future legislative action will not increase the amount of U.S. tax payable by us. If this happens, our financial condition and results of operations could be materially adversely affected.

Additionally, the U.S. federal income tax laws and interpretations, including those regarding whether a company is engaged in a trade or business (or has a permanent establishment) within the United States or is a Passive Foreign Investment Company (“PFIC”), or whether U.S. holders would be required to include in their gross income “subpart F income” or the related person insurance income, which we refer to as “RPII” of a Controlled Foreign Corporation (“CFC”), are subject to change, possibly on a retroactive basis. There are currently no regulations regarding the application of the PFIC rules to insurance companies and the regulations regarding RPII are still in proposed form. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. We cannot be certain if, when or in what form such regulations or pronouncements may be provided and whether such guidance will have a retroactive effect.

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

The OECD implemented the conclusions of the Report in two phases. First, to provide improved certainty for the interpretation of existing treaties based on the current text of Article 7, the OECD revised the commentary to the current version of Article 7 to take into account the conclusions of the Report that did not conflict with the existing interpretation of Article 7 reflected in the previous commentary. Second, to reflect the full conclusions of the Report, the OECD issued, on July 22, 2010, a new version of Article 7 and related commentary to be used in the negotiation of new treaties and amendments to existing treaties. The provisions of the final version of new Article 7 and related commentary are not expected to change materially the manner in which we are taxed.

If an investor acquires 10% or more of our ordinary shares, it may be subject to taxation under the “controlled foreign corporation” rules.

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

U.S. Persons who hold shares will be subject to adverse tax consequences if we are considered to be a PFIC for U.S. federal income tax purposes.

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

The RPII rules provide that if a holder who is a U.S. person disposes of shares in a non-U.S. insurance corporation that had RPII (even if the 20% gross income threshold was not met) and met the 25% ownership threshold at any time during the five-year period ending on the date of disposition, and the holder owned any stock at such time, any gain from the disposition will generally be treated as a dividend to the extent of the holder’s share (taking into account certain rules for determining a U.S. holder’s share of RPII) of the corporation’s undistributed earnings and profits that were accumulated during the period that the holder owned the shares (possibly whether or not those earnings and profits are attributable to RPII). In addition, such a shareholder will be required to comply with specified reporting requirements, regardless of the amount of shares owned. We believe that these rules should not apply to dispositions of our ordinary shares because XL- Ireland is not itself directly engaged in the insurance business. We cannot provide absolute assurance, however, that the IRS will not successfully assert that these rules apply to dispositions of our ordinary shares.

We and our Bermuda insurance subsidiaries may become subject to taxes in Bermuda in the future, which may have a material adverse effect on our financial condition, results of operations and your investment.

Our Bermuda insurance subsidiaries previously received from the Ministry of Finance in Bermuda exemptions from any Bermuda taxes that might be imposed on profits, income or any capital asset, gain or appreciation until March 28, 2016. In his November 2010 Speech from the Throne, His Excellency Sir Richard Gozney KCMG, CVO, Governor of Bermuda announced the intention of the Bermuda Government to extend to 2035 the tax exemption given by the Ministry of Finance to international businesses, including the Company. This proposed extension would provide long term certainty of the tax exemption currently enjoyed by us and our Bermuda subsidiaries. As the proposed extension has not yet been enacted, such tax certainty cannot be assured. Thus, we continue to have an exposure to Bermuda taxation that could have a material adverse effect on our financial condition, results of operations and the price of our ordinary shares.

The exemptions are subject to the proviso that they are not construed so as to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda (the Company and our Bermuda insurance subsidiaries are not so currently designated) and to prevent the application of any tax payable in accordance with the provisions of The Land Tax Act 1967 or otherwise payable in relation to the land leased to us and our Bermuda insurance subsidiaries. XL Group plc and other Bermuda-based subsidiaries not incorporated in Bermuda, as permit companies under The Companies Act 1981 of Bermuda, have also received similar exemptions, which are also expected to be extended to 2035. Our Bermuda insurance subsidiaries are required to pay certain annual Bermuda government fees and certain business fees as an insurer under The Insurance Act 1978 of Bermuda. Currently there is no Bermuda withholding tax on dividends paid by our Bermuda insurance subsidiaries to us.

XL-Cayman may become subject to taxes in the Cayman Islands after June 2, 2018, which may have a material adverse effect on our results of operations and your investment.

Under current Cayman Islands law, we are not obligated to pay any taxes in the Cayman Islands on our income or gains. We have received an undertaking from the Governor-in-Council of the Cayman Islands pursuant to the provisions of the Tax Concessions Law, as amended, that until June 2, 2018, (i) no subsequently enacted law imposing any tax on profits, income, gains or appreciation shall apply to us and

(ii) no such tax and no tax in the nature of an estate duty or an inheritance tax shall be payable on any of our ordinary shares, debentures or other obligations. Under current law, no tax will be payable on the transfer or other disposition of our ordinary shares. The Cayman Islands currently impose stamp duties on certain categories of documents; however, our current operations do not involve the payment of stamp duties in any material amount. The Cayman Islands also currently impose an annual corporate fee upon all exempted companies incorporated in the Cayman Islands. Given the limited duration of the undertaking from the Governor- in-Council of the Cayman Islands, we cannot be certain that we will not be subject to any Cayman Islands tax after June 2, 2018. Such taxation could have a material adverse effect on our financial condition, results of operations and your investment.

Our tax position could be adversely impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof.

Our tax position could be adversely impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof by the tax authorities in Ireland, the United States and other jurisdictions, and such changes may be more likely or become more likely in view of recent economic trends in such jurisdictions, particularly if such trends continue. For example, Ireland has suffered from the consequences of worldwide adverse economic conditions and the credit ratings on its debt have been downgraded. Such changes could cause a material and adverse change in our worldwide effective tax rate and we may have to take further action, at potentially significant expense, to seek to mitigate the effect of such changes. Any future amendments to the current income tax treaties between Ireland and other jurisdictions, including the United States, could subject us to increased taxation and/or potentially significant expense.

Dividends you receive may be subject to Irish dividend withholding tax and Irish income tax.

Dividend withholding tax (currently at a rate of 20%) may arise in respect of dividends paid on the Company’s ordinary shares. However, a number of exemptions from dividend withholding tax exist such that ordinary shareholders resident in the United States and ordinary shareholders resident in other specified countries (listed in Annex F attached to the Redomestication Proxy Statement filed with the SEC on March 10, 2010) may be entitled to exemptions from dividend withholding tax if they complete and file certain dividend withholding tax forms. Ordinary shareholders resident in the U.S. that hold their ordinary shares through DTC will not be subject to dividend withholding tax provided the addresses of the beneficial owners of such ordinary shares in the records of the brokers holding such ordinary shares are in the United States (so that such brokers can further transmit the relevant information to a qualifying intermediary appointed by the Company). Similarly, ordinary shareholders resident in the U.S. that hold their ordinary shares outside of DTC are not subject to dividend withholding tax if such ordinary shareholders held ordinary shares in the Company on January 12, 2010 and they provided a valid Form W-9 showing a U.S. address to the Company’s transfer agent. However, other ordinary shareholders may be subject to dividend withholding tax, which could adversely affect the price of our ordinary shares.

In addition, ordinary shareholders entitled to an exemption from Irish dividend withholding tax on dividends received from the Company should not be subject to Irish income tax in respect of those dividends, unless they have some connection with Ireland other than their ordinary shareholdings in the Company. Ordinary shareholders who receive dividends subject to Irish dividend withholding tax will generally have no further liability to Irish income tax on those dividends unless they have some connection with Ireland other than their ordinary shareholding in the Company.

A future transfer of your ordinary shares, other than one effected by means of the transfer of book entry interests in DTC, may be subject to Irish stamp duty.

Transfers of our ordinary shares effected by means of the transfer of book entry interests in DTC will not be subject to Irish stamp duty. The majority of our ordinary shares will be traded through DTC, either directly or through brokers who hold such ordinary shares on behalf of customers through DTC. However, if you hold your ordinary shares directly rather than beneficially through DTC (or through a broker that holds your ordinary shares through DTC), any transfer of your ordinary shares could be subject to Irish stamp duty (currently at the rate of 1% of the higher of the price paid or the market value of the ordinary shares acquired). Payment of Irish stamp duty is generally a legal obligation of the transferee. The potential for stamp duty could adversely affect the price of our ordinary shares.

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

In July 2003, the Company acquired new offices at 70 Gracechurch Street, London, which have become the Company’s new London headquarters. The acquisition was made through a purchase, sale and leaseback transaction. The move to the new offices was completed in 2004 and consolidated the Company’s London businesses in one location. The capital lease asset and liability associated with this transaction totaled $107.4 million at December 31, 2010.

The majority of all other office facilities throughout the world that are occupied by the Company and its subsidiaries are leased.

Total rent expense for the years ended December 31, 2010, 2009 and 2008 was $31.8 million, $34.4 million and $35.4 million, respectively. See Item 8, Note 19(d) to the Consolidated Financial Statements, “Commitments and Contingencies – Properties,” for discussion of the Company’s lease commitments for real property.

ITEM 3.	LEGAL PROCEEDINGS

In November 2006, a subsidiary of XL-Cayman received a grand jury subpoena from the Antitrust Division of the U.S. Department of Justice (“DOJ”) and a subpoena from the SEC, both of which sought documents in connection with an investigation into the municipal Guaranteed Investment Contracts (“GIC”) market and related products. In June 2008, subsidiaries of XL-Cayman also received a subpoena from the Connecticut Attorney General and an Antitrust Civil Investigative Demand from the Office of the Florida Attorney General in connection with a coordinated multi-state Attorneys General investigation into the matters referenced in the DOJ and SEC subpoenas. At various times during the period from late 2006 through 2008, the subsidiaries produced documents and other information in response to the aforementioned subpoenas and demands. XL Group plc plans to cooperate fully with any further information requests that it may receive in connection with these investigations.

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

In August 2005, plaintiffs in a proposed class action (the “Class Action”) that was consolidated into a multidistrict litigation in the United States District Court for the District of New Jersey, captioned In re Brokerage Antitrust Litigation, MDL No. 1663, Civil Action No. 04-5184 (the “MDL”), filed a consolidated amended complaint (the “Amended Complaint”), which named as new defendants approximately 30 entities, including Greenwich Insurance Company, Indian Harbor Insurance Company and XL-Cayman. In the MDL, the Class Action plaintiffs asserted various claims purportedly on behalf of a class of commercial insureds against approximately 113 insurance companies and insurance brokers through which the named plaintiffs allegedly purchased insurance. The Amended Complaint alleged that the defendant insurance companies and insurance brokers conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements and asserted statutory claims under the Sherman Act, various state antitrust laws and the Racketeer Influenced and Corrupt Organizations Act (“RICO”), as well as common law claims alleging breach of fiduciary duty, aiding and abetting a breach of fiduciary duty and unjust enrichment. By Opinion and Order dated August 31, 2007, the Court dismissed the Sherman Act claims with prejudice and, by Opinion and Order dated September 28, 2007, the Court dismissed the RICO claims with prejudice. The plaintiffs then appealed both Orders to the U.S. Court of Appeals for the Third Circuit. On August 16, 2010, the Third Circuit affirmed in large part the District Court’s dismissal. The Third Circuit reversed the dismissal of certain Sherman Act and RICO claims alleged against several defendants including XL-Cayman and two of its subsidiaries but remanded those claims to the District Court for further consideration of their adequacy. In light of its reversal and remand of certain of the federal claims, the Third Circuit also reversed the District Court’s dismissal (based on the District Court’s declining to exercise supplemental jurisdiction) of the state-law claims against all defendants. On October 1, 2010 the remaining defendants including XL-Cayman and two of its subsidiaries filed motions to dismiss the remanded federal claims and the state-law claims. The motions have been fully briefed and await the District Court’s decision.

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

XL-Cayman and one of its subsidiaries (collectively, “the XL Entities”), Syncora, four Syncora officers, and various underwriters of Syncora securities were named in a Consolidated Amended Complaint (“CAC”) filed in August 2008 on behalf of shareholders of Syncora in the Southern District of New York. By Order dated March 31, 2010, Judge Deborah Batts granted motions to dismiss all claims asserted in the CAC as against all defendants principally on the basis of absence of loss causation and, granted the Plaintiffs leave to amend the CAC. The Plaintiffs filed a further amended complaint in June 2010. This complaint alleges violations of the Securities Act of 1933 arising out of the secondary public offering of Syncora common shares held by the XL Entities on June 6, 2007 as well as under the Securities Exchange Act of 1934 arising out of trading in Syncora securities during the asserted class period of July 24, 2007 to

December 20, 2007. The principal allegations are that Syncora failed to appropriately and timely disclose its processes with respect to underwriting certain derivative contracts and insurance of tranches of structured securities. A subsidiary of XL-Cayman is named as a party that sold stock in the secondary public offering and XL-Cayman is named as a party that “controlled” Syncora during the relevant time period. On September 10, 2010, all of the defendants including the XL Entities filed motions to dismiss the June 2010 amended complaint. The principal bases for the XL Entities’ motion are (a) plaintiffs have not adequately alleged falsity of any of the challenged disclosures, and (b) plaintiffs have not adequately alleged “loss causation” arising out of corrections of the assertedly misrepresented or omitted facts in the relevant offering materials. The motions have been fully briefed and await the District Court’s decision.

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

The Company and its subsidiaries are subject to litigation and arbitration in the normal course of its business. These lawsuits and arbitrations principally involve claims on policies of insurance and contracts of reinsurance and are typical for the company and for the property and casualty insurance and reinsurance industry in general. Such legal proceedings are considered in connection with the company’s loss and loss expense reserves. Reserves in varying amounts may or may not be established in respect of particular claims proceedings based on many factors, including the legal merits thereof. In addition to litigation relating to insurance and reinsurance claims, the Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance or reinsurance policies. This category of business litigation typically involves, amongst other things, allegations of underwriting errors or misconduct, employment claims, regulatory activity, shareholder disputes or disputes arising from business ventures. The status of these legal actions is actively monitored by management.

Legal actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. For further information in relation to legal proceedings, see Item 8, Note 19(g) to the Consolidated Financial Statements, “Commitments and Contingencies – Claims and Other Litigation.”

ITEM 4.	RESERVED

Executive Officers of the Company

The table below sets forth the names, ages and titles of the persons who were the executive officers of the Company at February 25, 2011:

Name	Age	Position
Michael S. McGavick	53	Chief Executive Officer and Director
Susan L. Cross	50	Executive Vice President and Global Chief Actuary
David B. Duclos	53	Executive Vice President and Chief Executive of Insurance Operations
Irene M. Esteves	52	Executive Vice President and Chief Financial Officer
Kirstin Romann Gould	44	Executive Vice President, General Counsel and Secretary
Gregory S. Hendrick	45	Executive Vice President, Strategic Growth
W. Myron Hendry	62	Executive Vice President and Chief Platform Officer
Elizabeth L. Reeves	57	Executive Vice President, Chief Human Resources Officer
Jacob D. Rosengarten	55	Executive Vice President and Chief Enterprise Risk Officer
Sarah E. Street	48	Executive Vice President and Chief Investment Officer
James H. Veghte	54	Executive Vice President and Chief Executive of Reinsurance Operations

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

Irene M. Esteves was appointed Executive Vice President, Chief Financial Officer in May 2010. From 2008 to 2010 Ms. Esteves was the Senior Executive Vice President and Chief Financial Officer of Regions Financial Corporation. Prior to joining Regions, from 2004 to 2008 Ms. Esteves served as Senior Vice President and Chief Financial Officer of Wachovia Corporation’s Capital Management Group. From 1997 to 2004, Ms. Esteves served as Senior Managing Director and Chief Financial Officer of Putnam Investments.

Kirstin Romann Gould was appointed to the position of Executive Vice President, General Counsel in September 2007, which position includes her prior responsibilities as General Counsel, Corporate Affairs and Corporate Secretary. Ms. Gould was previously Executive Vice President, General Counsel, Corporate Affairs from July 2006 to September 2007 and has also served as Chief Corporate Legal Officer from November 2004 to July 2006, and Associate General Counsel from July 2001 to November 2004. Prior to joining the Company in 2000, Ms. Gould was associated with the law firms of Clifford Chance and Dewey Ballantine in New York and London.

Gregory S. Hendrick was appointed Executive Vice President, Strategic Growth in October 2010. From 2004 to October 2010, Mr. Hendrick served as President and Chief Underwriting Officer of XL Re Ltd. Previously, he served as Lead for U.S. Property Treaty underwriting at XL Re Ltd and Vice President responsible for U.S. Property Underwriting for XL Mid Ocean Reinsurance Ltd. Prior to joining XL, Mr. Hendrick, was Assistant Vice President of Treaty Underwriting for the Winterthur Reinsurance Corporation of America.

W. Myron Hendry joined the Company’s senior leadership team upon his appointment as Executive Vice President, Chief Platform Officer in December 2009. Prior to joining the Company, from 2006 to December 2009 Mr. Hendry served as Business Operations Executive of Bank of America’s Insurance Group, joining there from a merger with Countrywide Insurance Services Group. Prior to the merger, Mr. Hendry served as Managing Director and Chief Operating Officer for Countrywide and prior to this, from 2004 to 2006, Mr. Hendry served as Senior Vice President, Property and Casualty Services at Safeco. From 1971 to 2004, Mr. Hendry held various leadership roles with CNA Insurance, with his last assignment being the Senior Vice President of Worldwide Operations.

Elizabeth L. Reeves was appointed to the Company’s senior leadership team in June 2009, serving as Executive Vice President, Chief Human Resources Officer, where she is responsible for global compensation, employee benefits, employee relations, recruiting, learning, organizational development, performance management, talent development, succession planning, HR information systems and Payroll. Prior to joining the Company, from August 2008 to May 2009, Ms. Reeves served as Senior Vice President and Chief Human Resources Officer at Liz Claiborne, Incorporated. Prior to that, from January 2005 to May 2008, Ms. Reeves served as Senior Vice President of Human Resources at Lincoln Financial Group.

Jacob D. Rosengarten joined the Company’s senior leadership team and was appointed Executive Vice President, Chief Enterprise Risk Officer in September 2008. Prior to joining the Company, Mr. Rosengarten served as Managing Director of Risk Management and Analytics for Goldman Sachs Asset Management from 1998 to 2008. From 1993 to 1997, Mr. Rosengarten served as Director of Risk and Quantitative Analysis at Commodities Corporation and prior to this, from 1983 to 1992 held progressively senior finance positions at Commodities Corporation.

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

James H. Veghte was appointed Executive Vice President, Chief Executive of Reinsurance Operations in January 2006. Mr. Veghte had served as the Chief Executive Officer of XL Reinsurance America Inc. (XLRA) since 2004, having previously served as Chief Operating Officer of the Company’s reinsurance operations and President, Chief Operating Officer & Chief Underwriting Officer of XL Re Ltd. Additional previously held roles with the Company include President of XL Re Latin America Ltd., Chief Operating Officer of Le Mans Re (now the French branch of XL Re Europe Ltd.), General Manager of XL Re Ltd’s London branch and Executive Vice President and Underwriter of XL Mid Ocean Reinsurance Ltd in Bermuda. Prior to joining XL, Mr. Veghte was Senior Vice President and Chief Underwriting Officer of Winterthur Reinsurance Corporation of America.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s ordinary shares, $0.01 par value per share, are listed on the NYSE under the symbol “XL.”

The following table sets forth the high, low and closing sales prices per share of the Company’s ordinary shares per fiscal quarter, as reported on the New York Stock Exchange Composite Tape:

	High	Low	Close
2010:
1st Quarter	$19.54	15.91	18.90
2nd Quarter	20.39	15.63	16.01
3rd Quarter	22.14	15.59	21.66
4th Quarter	22.52	19.36	21.82
2009:
1st Quarter	$6.44	2.56	5.46
2nd Quarter	12.45	5.20	11.46
3rd Quarter	18.19	10.83	17.46
4th Quarter	19.03	15.78	18.33

Each ordinary share has one vote, except if, and so long as, the Controlled Shares (defined below) of any person constitute ten percent (10%) or more of the issued ordinary shares, the voting rights with respect to the Controlled Shares owned by such person are limited, in the aggregate, to a voting power of approximately 10%, pursuant to a formula specified in the Company’s Articles of Association. “Controlled Shares” includes, among other things, all ordinary shares which such person is deemed to beneficially own directly, indirectly or constructively (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, or Section 958 of the Internal Revenue Code of 1986, as amended).

The number of record holders of ordinary shares as of December 31, 2010 was 175. This figure does not represent the actual number of beneficial owners of the Company’s ordinary shares because such shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

In 2010, four quarterly dividends were paid at $0.10 per share to all ordinary shareholders of record as of March 15, June 15, September 15 and December 15. In 2009, four quarterly dividends were paid at $0.10 per share to all ordinary shareholders of record as of March 13, June 15, September 15 and December 15.

The declaration and payment of future dividends by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, financial condition, business needs, capital and surplus requirements of the Company’s operating subsidiaries and regulatory and contractual restrictions.

As a holding company, the Company’s principal source of income is dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries in which the Company’s subsidiaries operate, including Bermuda, the U.S. and the U.K., applicable requirements of the Society of Lloyd’s, and certain contractual provisions. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, Note 25 to the Consolidated Financial Statements, “Statutory Financial Data,” for further discussion.

Information concerning securities authorized for issuance under equity compensation plans appears in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Purchases of Equity Securities by the Issuer and Affiliate Purchases

The following table provides information about purchases by the Company during the quarter ended December 31, 2010 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
October	4,925,535	$21.69	4,925,535	$–
November (1)	2,313	$20.92	–	$1,000 million
December	6,858,761	$21.01	6,857,280	$856.0 million

Total	11,786,609	$21.29	11,782,815	$856.0 million

(1)

All shares were purchased in connection with the vesting of restricted shares granted under the Company’s restricted stock plan. All of these purchases were made in connection with satisfying tax withholding obligations of those employees. These shares were not purchased as part of the Company’s share buyback program noted below.

(2)

During the third quarter of 2007, the Company’s Board of Directors approved a share buyback program, authorizing the Company to purchase up to $500.0 million of its ordinary shares. As of January 1, 2010, $375.4 million ordinary shares remained available for purchase under this program. During the third quarter of 2010, the Company purchased and cancelled 13.9 million ordinary shares under this program for $268.6 million. During October 2010, the Company purchased and cancelled 4.9 million ordinary shares for $106.8 million. In combination, these purchases totaled $375.4 million, the full amount remaining under this buyback program.

On November 2, 2010, the Company announced that its Board of Directors approved a new share buyback program, authorizing the Company to purchase up to $1.0 billion of its ordinary shares. During the fourth quarter of 2010, the Company purchased and cancelled 6.9 million ordinary shares for $144.0 million under the 2010 buyback program. Between January 1 and February 22, 2011, the Company purchased and cancelled an additional 5.3 million shares for $121.3 million under the 2010 buyback program. As of February 22, 2011, $734.7 million remains available for purchase under this buyback program.

Ordinary Share Performance Graph

Set forth below is a line graph comparing the yearly dollar change in the cumulative total shareholder return, with all dividends reinvested, over a five-year period on the Company’s ordinary shares from December 31, 2005 through December 31, 2010 as compared to the cumulative total return of the Standard & Poor’s 500 Stock Index and the cumulative total return of the Standard & Poor’s Property & Casualty Insurance Index.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data below is based upon the Company’s fiscal year end of December 31. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto presented under Item 8.

	2010	2009	2008	2007	2006
	(U.S. dollars in thousands, except per share amounts)
Income Statement Data:
Net premiums earned	$5,414,061	$5,706,840	$6,640,102	$7,205,356	$7,569,518
Net investment income	1,198,038	1,319,823	1,768,977	2,248,807	1,978,184
Net realized (losses) gains on investments	(270,803)	(921,437)	(962,054)	(603,268)	(116,458)
Net realized and unrealized (losses) gains on derivative instruments	(33,843)	(33,647)	(73,368)	(55,451)	101,183
Net income (loss) income from investment fund affiliates (1)	51,102	78,867	(277,696)	326,007	269,036
Fee income and other	40,027	43,201	52,158	14,271	31,732
Net losses and loss expenses incurred (2)	3,211,800	3,168,837	3,962,898	3,841,003	4,201,194
Claims and policy benefits – life operations	513,833	677,562	769,004	888,658	807,255
Acquisition costs, operating expenses and foreign exchange gains and losses	1,749,202	1,994,194	1,921,940	2,188,889	2,374,358
Interest expense	213,643	216,504	351,800	621,905	552,275
Loss on settlement of guarantee	23,500	–	–	–	–
Extinguishment of debt	–	–	22,527	–	–
Impairment of goodwill	–	–	989,971	–	–
Amortization of intangible assets	1,858	1,836	2,968	1,680	2,355
Income (loss) before non-controlling interests, net income from operating affiliates and income tax expense	684,746	134,714	(872,989)	1,593,587	1,895,758
Income (loss) from operating affiliates (1)(2)	121,372	60,480	(1,458,246)	(1,059,848)	111,670
Preference share dividends	74,521	80,200	78,645	69,514	40,322
Net income (loss) attributable to ordinary shareholders	585,472	206,607	(2,632,458)	206,375	1,722,445

	2010	2009	2008	2007	2006
	(U.S. dollars in thousands, except per share amounts)
Per Share Data:
Net income (loss) per ordinary share – basic (3)(7)	$1.74	$0.61	$(10.94)	$1.14	$9.55
Net income (loss) per ordinary share – diluted (3)(7)	$1.73	$0.61	$(10.94)	$1.14	$9.53
Weighted average ordinary shares outstanding – diluted (3)	337,709	340,966	240,657	181,209	180,799
Cash dividends per ordinary share	$0.40	$0.40	$1.14	$1.52	$1.52
Balance Sheet Data:
Total investments available for sale	$27,677,553	$29,307,171	$27,464,510	$36,265,803	$39,350,983
Total investments held to maturity	2,728,335	546,067	–	–	–
Cash and cash equivalents	3,022,868	3,643,697	4,353,826	3,880,030	2,223,748
Investments in affiliates.	1,069,028	1,185,604	1,552,789	2,611,149	2,308,781
Unpaid losses and loss expenses recoverable	3,671,887	3,584,028	3,997,722	4,697,471	5,027,772
Premiums receivable.	2,414,912	2,597,602	3,135,985	3,637,452	3,591,238
Total assets	45,023,351	45,663,894	45,702,786	57,794,000	59,338,818
Unpaid losses and loss expenses	20,531,607	20,823,524	21,650,315	23,207,694	22,895,021
Future policy benefit reserves	5,075,127	5,490,119	5,452,865	6,772,042	6,476,057
Unearned premiums	3,484,830	3,651,310	4,217,931	4,681,989	5,652,897
Notes payable and debt	2,464,410	2,451,417	3,189,734	2,868,731	3,368,376
Shareholders’ equity	10,613,049	9,432,417	6,116,831	9,950,561	10,693,287
Fully diluted book value per ordinary share	$29.78	$24.60	$15.46	$50.29	$53.01
Operating Ratios:
Loss and loss expense ratio (4)	63.8%	61.5%	66.2%	59.8%	62.2%
Underwriting expense ratio (5)	31.0%	32.1%	28.7%	29.0%	27.3%
Combined ratio (6)	94.8%	93.6%	94.9%	88.8%	89.5%

(1)

The Company records the income related to alternative fund affiliates on a one month lag and the private investment fund affiliates on a three month lag in order for the Company to meet the accelerated filing deadlines as this is the most current information available at the date of filing. The Company records the income related to operating affiliates on a three month lag.

(2)

In 2008, net loss from operating affiliates includes losses totaling approximately $1.4 billion related to the closing of the Master Agreement as well as losses recorded throughout 2008 and up until the closing of the Master Agreement that were associated with previous reinsurance and guarantee agreements with Syncora. In 2007, $351.0 million of financial guarantee reserves related to reinsurance agreements with Syncora were recorded within net loss from operating affiliates. In 2010, net income from operating affiliates included $50.2 million relating to sale of a majority of the Company’s shareholding in Primus Guaranty Ltd.

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

(7)

Effective April 1, 2009 the Company adopted final authoritative guidance that addressed the treatment of credit losses on investments. This guidance was not applied retroactively. For additional information see Item 8, Note 2(r) to the Consolidated Financial Statements, “Recent Accounting Pronouncements.”

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

Executive Overview

Background

The Company, through its subsidiaries, is a global insurance and reinsurance company providing property, casualty and specialty products to industrial, commercial and professional firms, insurance companies and other enterprises on a worldwide basis. The Company operates in markets where it believes its underwriting expertise and financial strength represent a relative advantage.

The Company has grown through acquisitions and development of new business opportunities. Acquisitions included Global Capital Re in 1997, Mid Ocean Limited in 1998, ECS, Inc. and NAC Re Corp. in 1999, Winterthur International in 2001 and Le Mans Re in 2002. All acquisitions were entered into in order to further support the Company’s strategic plan to develop a global platform in insurance and reinsurance. The Company competes as an integrated global business and at December 31, 2010 employed 3,576 employees in 25 countries. For further information in relation to the Company’s Operations, see Item 1, “Business.”

Underwriting Environment

The Company earns its revenue primarily from net premiums written and earned. The property and casualty insurance and reinsurance markets have historically been cyclical, meaning that based on market conditions, there have been periods where premium rates are high and policy terms and conditions are more favorable to the Company (a “hard market”) and there have been periods where premium rates decline and policy terms and conditions are less favorable to the Company (a “soft market”). Market conditions are driven primarily by competition in the marketplace, the supply of capital in the industry, investment yields and the frequency and severity of loss events. Management’s goal is to build long-term shareholder value by capitalizing on current opportunities and managing through any cyclical downturns by reducing its property and casualty book of business and exposures if and when rates deteriorate during soft market periods.

Insurance

The trading environment for the core lines of insurance business written by the Company remains difficult as competitive pressures continue. The Company continues its disciplined underwriting approach to grow on a very selective basis and exit lines where margins are unacceptable. Overall, retention ratios have continued to improve and premium rates were broadly flat for the year, with rate declines in the Insurance segment’s U.S.-based professional lines and global property books offset by some increases in its international excess casualty book as well as an international professional solicitors program. The Company continues to develop new business opportunities in several areas, including its North American construction and surety businesses as recently announced. For further information on recent rate and renewal activity, see “2011 Underwriting Outlook” below.

The following table provides an analysis of gross premiums written, net premiums written and net premiums earned for the Insurance segment for the last three years ended December 31:

(U.S. dollars in thousands)	2010			2009 (1)			2008 (1)
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Casualty – professional lines	$1,412,131	$1,306,441	$1,316,173	$1,423,756	$1,336,541	$1,276,005	$1,472,874	$1,351,237	$1,369,668
Casualty – other lines	1,030,877	650,717	632,737	947,121	570,887	655,126	1,273,016	793,512	822,252
Other property	699,442	414,251	416,917	649,592	361,841	426,441	886,418	503,387	471,283
Marine, energy, aviation, and satellite	668,878	570,957	540,319	644,898	516,408	546,806	747,311	604,786	621,774
Other specialty lines (2)	602,787	519,557	606,682	577,804	483,166	634,436	850,404	712,307	660,322
Other (3)	(2,545)	(7,582)	1,554	5,257	1,077	12,217	22,736	(22,908)	(11,055)
Structured indemnity	6,810	6,809	14,756	3,460	3,460	8,762	56,155	42,505	62,801

Total	$4,418,380	$3,461,150	$3,529,138	$4,251,888	$3,273,380	$3,559,793	$5,308,914	$3,984,826	$3,997,045

(1)	Certain reclassifications have been made to conform to current year presentation.

(2)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, specie, middle markets and excess and surplus lines.

(3)	Other includes credit and surety and other lines.

Reinsurance

Challenging market conditions persist for the Reinsurance segment but, in general, January 1, 2011 renewals were competitive, but orderly. In long tail lines, January 1, 2011 renewals saw terms and conditions remain firm. However, this market is heavily dependent on the pricing conditions of the primary market which continues to be weak. For short tail lines, there was deterioration in U.S. catastrophe rates on a risk adjusted basis between 7-10% and international rates decreased by 5%. For the year ended December 31, 2010, gross premiums written marginally decreased by 0.9% while net premiums written increased by 4.6%, compared with the same period of 2009. The gross premiums written decrease was primarily from reduced new and renewal business in the U.S. and Bermuda, some timing differences of inceptions in Bermuda along with reduced premium estimates on proportional treaties and lower premiums from a U.S. agricultural program. The net premium increase resulted from the reduced reinsurance cessions on the U.S. agricultural program.

The following table provides an analysis of gross premiums written, net premiums written and net premiums earned for the Reinsurance segment for the last three years ended December 31:

(U.S. dollars in thousands)	2010			2009 (2)			2008 (2)
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Casualty – professional lines	$218,301	$222,133	$222,720	$170,928	$166,903	$196,624	$213,519	$213,498	$247,979
Casualty – other lines	229,535	222,351	219,154	218,778	217,889	257,610	356,723	347,849	425,541
Property catastrophe	370,266	326,758	323,588	357,267	312,321	312,780	401,740	290,443	305,690
Other property	802,494	562,416	534,422	862,310	553,556	560,379	947,899	602,423	678,504
Marine, energy, aviation, and satellite	117,438	103,926	88,855	89,100	82,393	83,532	119,593	104,346	126,761
Other (1)	103,959	99,897	112,305	156,092	132,322	172,588	220,332	194,237	205,433
Structured indemnity	958	957	955	4,948	4,948	8,433	671	671	3,298

Total	$1,842,951	$1,538,438	$1,501,999	$1,859,423	$1,470,332	$1,591,946	$2,260,477	$1,753,467	$1,993,206

(1)	Other includes credit and surety, whole account contracts and other lines.

(2)	Certain reclassifications have been made to conform to current year presentation.

The following sets forth potential trends relevant to the Company’s property and casualty operations:

2011 Underwriting Outlook

Throughout 2009 and 2010 the Company was focused on selective growth initiatives, emphasizing short-tail lines, where applicable, in the Company’s reinsurance operations, exiting other businesses, such as Casualty facultative business and non-renewing certain insurance programs, as well as continuing to reduce long- term agreements within the insurance operations in order to take advantage of improvements in market conditions when and where they occur.

In 2011, these initiatives will continue. In addition, in recent quarters the Company’s focus shifted to concentrate on strategic growth and investment in areas where the Company believes it can achieve appropriate returns. Recent strategic growth initiatives include the expansion of the U.S. construction and surety lines, new innovative products, including a product recall policy for the food and beverage industry and a creative multi-year product warranty technology program, and the further move into emerging markets. In December 2010 the Company announced that it had been granted a license to operate as a P&C company in Shanghai, China. This represents a significant step in the implementation of the Company’s strategy to strengthen its presence in emerging markets. There will also be significant investment in 2011 to install systems to both achieve greater efficiency and to create a platform from which the Company can grow as markets allow.

Despite some early positive signs in 2009, credit spreads narrowed sharply throughout 2009 and this continued into 2010. The credit markets brought capital back into the market, strengthening balance sheets and putting increased pressure on market pricing which continues today. However, in the U.S. there have been some recent indications of economic improvement which is reflected in some of the Company’s larger, more complex institutional clients’ exposure growth predictions. The market outlook for Europe is mixed, with Germany continuing to perform strongly and further improve while the U.K. and other markets remain weak. As already mentioned, the Company is seeing growth opportunities in the emerging markets books through the granting of the Chinese license and further opportunities in Latin America.

The following is a summary of the January 2011 rate indications and recent renewal activity for each of the Insurance and Reinsurance segments of the Company:

Insurance

With regard to market conditions, within the Insurance segment’s core lines of business, fourth quarter 2010 renewals reflected broadly flat premium rates in aggregate. While this reflects an improvement over the previous three quarters, the improvement is the result of some stronger pricing in excess casualty and a specific international professional program, offset by what continues to be a very competitive marketplace for most lines of business. This is particularly the case in both property and U.S. based professional lines where, rate decreases are in the low to mid single digits.

The Company continues to focus on those lines of business that it believes provide the best return on capital, including the writing of selective new business and remaining committed to the underwriting actions initially taken in 2009. Looking forward in 2011, initial indications are consistent with current market conditions described above. In the International P&C business unit, where nearly 40% of the book renews on January 1st, the Company experienced strong retentions across all product lines, including 86% based on accounts and 90% based on premium, and initial pricing indications are broadly stable.

Reinsurance

As mentioned above, January 1, 2011 renewals saw rate deterioration across most lines of business and the market expectation is that these competitive trading conditions will continue for some time to come in most sectors. Despite this, the segment continues to develop new business opportunities in several areas, including the U.K. motor and marine markets, Bermuda catastrophe business and some select opportunities in the U.S. Looking ahead for the remainder of 2011, the segment will continue its philosophy of disciplined underwriting while seeking opportunities for strategic growth.

Investment Environment

The Company seeks to generate income and book value growth from investment activities through returns on its investment portfolio. The Company’s current investment strategy seeks to support the liabilities arising from the operations of the Company, generate investment income and build book value over the longer term. During the year ended December 31, 2010, interest rates declined in the Company’s major markets and corporate credit spreads tightened. The Company’s results of operations and investment portfolio during the year ended December 31, 2010 were impacted by these trends. Net investment income yields were negatively impacted as a result of lower short-term interest rates, particularly U.S. LIBOR, on floating rate assets, higher allocations to lower yielding government, agency and cash securities, and reduced prevailing yields on reinvestment income. Net realized losses resulted from sales transactions in relation to the Company’s portfolio optimization efforts, and other-than-temporary impairment charges relating to the deterioration of future cash flow estimates, particularly in below investment grade non-agency RMBS. The impact of decreasing government rates during the twelve months ended December 31, 2010 was the primary reason for the improvement in the net unrealized position on fixed maturities and short-term investments combined with tightening credit spreads and net realized losses over the course of the year. For further information, see Item 7, “Investment Activities” below.

Claims Environment

The Company’s profitability in any given period is based upon its premium and investment revenues as noted above, less net losses incurred and expenses. Net losses incurred are based upon claims paid and changes to unpaid loss reserves. Unpaid loss reserves are estimated by the Company and include both reported loss reserves and reserves for losses incurred but not reported, or IBNR. The Company’s lower underwriting results for 2010 as compared to 2009 were due to higher net losses incurred from natural catastrophes, which were $294.3 million in 2010 as compared to $52.3 million in 2009. In addition, other large loss events, as well as property losses relating to the Deepwater Horizon oil rig, contributed to the higher losses in 2010 than during 2009. In contrast, the Company’s improved underwriting results for 2009 as compared to 2008 were largely due to minimal large loss activity in 2009 compared to the catastrophe and property risk losses experienced in 2008. For further analysis, see “Results of Operations” below.

Results of Operations and Key Financial Measures

Results of Operations

The following table presents an analysis of the Company’s net income (loss) attributable to ordinary shareholders and other financial measures (described below) for the years ended December 31, 2010, 2009 and 2008:

(U.S. dollars in thousands, except share and per share amounts)	2010	2009	2008
Net income (loss) attributable to ordinary shareholders	$585,472	$206,607	$(2,632,458)
Earnings (loss) per ordinary share – basic	$1.74	$0.61	$(10.94)
Earnings (loss) per ordinary share – diluted	$1.73	$0.61	$(10.94)
Weighted average number of ordinary shares and ordinary share equivalents – basic	336,283	340,612	240,657
Weighted average number of ordinary shares and ordinary share equivalents – diluted	337,709	340,966	240,657

Key Financial Measures

The following are some of the financial measures management considers important in evaluating the Company’s operating performance in the Company’s P&C operations:

(U.S. dollars in thousands, except ratios and per share amounts)	2010	2009	2008
Underwriting profit – P&C operations	$262,494	$327,306	$303,017
Combined ratio – P&C operations	94.8%	93.6%	94.9%
Net investment income – P&C operations (1)	$884,866	$987,398	$1,385,982
Book value per ordinary share (2)	$30.37	$24.64	$15.46
Fully diluted book value per ordinary share (3)	$29.78	$24.60	$15.46
Return on average ordinary shareholders’ equity	6.5%	3.1%	NM*

(1)	Net investment income relating to P&C operations includes the net investment income related to the net results from structured products.

(2)

Book value per share is a non-GAAP financial measure and is calculated by dividing ordinary shareholders’ equity by the number of outstanding ordinary shares at any period end. Book value per ordinary share is affected primarily by the Company’s net income (loss), by any changes in the net unrealized gains and losses on its investment portfolio, currency translation adjustments and also the impact of any share buyback or issuance activity.

(3)

Fully diluted book value per ordinary share, a non-GAAP measure, represents book value per ordinary share combined with the impact from dilution of share based compensation including in-the-money stock options at any period end. The Company believes that fully diluted book value per ordinary share is a financial measure important to investors and other interested parties who benefit from having a consistent basis for comparison with other companies within the industry. However, this measure may not be comparable to similarly titled measures used by companies either outside or inside of the insurance industry.

*	NM – Not Meaningful

Underwriting profit – property and casualty operations

One way that the Company evaluates the performance of its insurance and reinsurance operations is the underwriting profit or loss. The Company does not measure performance based on the amount of gross premiums written. Underwriting profit or loss is calculated from premiums earned less net losses incurred and expenses related to underwriting activities. The Company’s underwriting profit in the year ended December 31, 2010 was primarily reflective of the combined ratio discussed below.

Combined ratio – property and casualty operations

The combined ratio for P&C operations is used by the Company and many other insurance and reinsurance companies as another measure of underwriting profitability. The combined ratio is calculated from the net losses incurred and underwriting expenses as a ratio of the net premiums earned for the Company’s insurance and reinsurance operations. A combined ratio of less than 100% indicates an underwriting profit and greater than 100% reflects an underwriting loss. The Company’s combined ratio for the year ended December 31, 2010 is higher than for the same period in the previous year, primarily as a result of an increase in the loss and loss expense ratio, partially offset by a decrease in the underwriting expense ratio. The loss and loss expense ratio has increased as a result of higher levels of catastrophe losses and other large loss events in both the insurance and reinsurance segments. The decreased underwriting expense ratio reflects the Company’s restructuring activities over the last several years.

The Company’s combined ratio for the year ended December 31, 2009, is slightly lower than the same period in the previous year, primarily as a result of a decrease in the loss and loss expense ratio, partially offset by an increase in the underwriting expense ratio. The loss and loss expense ratio has declined as a result of lower levels of catastrophe losses in both the insurance and reinsurance segments and lower current year professional lines losses in the insurance segment partially offset by larger prior year reserve releases reported in 2008. The increased underwriting expense ratio has been driven largely by increases in operating expenses against lower net premiums earned. Operating expenses increased mainly as a result of the Company’s two restructuring activities already mentioned.

Net investment income – property and casualty (“P&C”) operations

Net investment income related to P&C operations is an important measure that affects the Company’s overall profitability. The largest liability of the Company relates to its unpaid loss reserves, and the Company’s investment portfolio provides liquidity for claims settlements of these reserves as they become due. As a result, a significant part of the investment portfolio is invested in fixed income securities. Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates and credit spreads and changes in overall asset allocation. Net investment income related to P&C investment portfolio decreased by $102.5 million during 2010 as compared to the same period in the prior year. Overall, portfolio yields have decreased as a result of the impact of declines in U.S. interest rates, and particularly the impact of decreased U.S. LIBOR on the Company’s floating rate securities. Should investments yields remain low, overall profitability and cash flow will continue to be negatively impacted.

Net investment income related to property and casualty and corporate operations decreased by $398.6 million during 2009 as compared to same period in the prior year. Overall, portfolio yields have decreased as a result of the impact of declines in U.S. interest rates, and particularly the impact of decreased U.S. LIBOR on the Company’s floating rate securities previously supporting the GIC and funding agreement business. In addition, the Company increased its holdings in lower-yielding cash, government and agency RMBS securities in connection with its investment portfolio de-risking efforts as the Company re-aligns its portfolio to one more typical of a P&C investment portfolio and to increase liquidity.

Book value per ordinary share

Management also views the change in the Company’s book value per ordinary share as an additional measure of the Company’s performance. Book value per share is a non-GAAP financial measure and is calculated by dividing ordinary shareholders’ equity by the number of outstanding ordinary shares at any period end. Book value per ordinary share is affected primarily by the Company’s net income (loss), by any changes in the net unrealized gains and losses on its investment portfolio, currency translation adjustments and also the impact of any share buyback or issuance activity.

Book value per ordinary share increased by $5.73 in the year to December 31, 2010 as compared to an increase of $9.18 during 2009. The increase in 2010 was a result of improved investment portfolio fair values, higher net income and the impact of share buyback activity. During 2010, there was a decrease in net unrealized losses on available for sale investments of $1.1 billion, net of tax, as compared to December 31, 2009. The improved investment portfolio fair values were due in large part to declining interest rates during 2010 but also tightening spreads.

Net income attributable to ordinary shareholders increased by $378.9 million during 2010 compared to the same period in the previous year. This increase was comprised of an increase in net income attributable to XL-Ireland of $568.4 million offset by a decrease of $195.2 million in the gains associated with the two separate purchases of portions of the Company’s Redeemable Series C Preference Ordinary Shares that were completed during the first nine months of each of 2010 and 2009.

During the third quarter of 2007, the Company’s Board of Directors approved a share buyback program, authorizing the Company to purchase up to $500.0 million of its ordinary shares. As of January 1, 2010, $375.4 million ordinary shares remained available for purchase under this program. During the third quarter of 2010, the Company purchased and cancelled 13.9 million ordinary shares under this program for $268.6 million. During October 2010, the Company purchased and cancelled 4.9 million ordinary shares for $106.8 million. In combination, these purchases totaled $375.4 million, the full amount remaining under this buyback program.

On November 2, 2010, the Company announced that its Board of Directors approved a new share buyback program, authorizing the Company to purchase up to $1.0 billion of its ordinary shares. During the fourth quarter of 2010, the Company purchased and cancelled 6.9 million ordinary shares for $144.0 million under the 2010 buyback program. Between January 1 and February 22, 2011, the Company purchased and cancelled an additional 5.3 million shares for $121.3 million under the 2010 buyback program. As of February 22, 2011, $734.7 million remains available for purchase under this buyback program.

Book value per ordinary share increased by $9.18 in the year ended December 31, 2009. During 2009, there was a decrease in net unrealized losses of $2.2 billion, net of tax. Although there was significant quarter-to-quarter volatility, in aggregate the impact of tightening credit spreads combined with the benefit from declining interest rates resulted in overall increased book value. Book value was further increased by the issuance of 11,461,080 shares issued at $65.00 per share upon the maturity of the purchase contracts associated with the 7.0% Equity Security Units, as such issuance was accretive to book value. In addition, book value per ordinary share increased as a result of net income attributable to ordinary shareholders of $206.6 million which included a $211.8 million gain associated with the purchase of a portion of the Company’s Redeemable Series C Preference Ordinary Shares.

Fully diluted book value per ordinary share is a non-GAAP financial measure and represents book value per ordinary share combined with the impact from dilution of share based compensation including in-the-money stock options at any period end. Fully diluted book value per ordinary share increased by $5.18 and increased by $9.14 during the years ended December 31, 2010 and 2009, respectively, as a result of the factors noted above.

Return on average ordinary shareholders’ equity

Return on average ordinary shareholder’s equity (“ROE”) is another non-GAAP financial measure that management considers important in evaluating the Company’s operating performance. ROE is calculated by dividing the net income for any period by the average of the opening and closing ordinary shareholders’ equity. The opening and closing ordinary shareholders’ equity amounts were determined by subtracting from opening and closing shareholders’ equity attributable to XL-Ireland, the non-controlling interest in equity of consolidated subsidiaries and the preference ordinary shareholders’ equity balances. The Company establishes minimum target ROEs for its total operations, segments and lines of business. If the Company’s minimum ROE targets over the longer term are not met with respect to any line of business, the Company seeks to modify and/or exit these lines. In addition, among other factors, the Company’s compensation of its senior officers is dependent on the achievement of the Company’s performance goals to enhance shareholder value as measured by ROE (adjusted for certain items considered to be “non-operating” in nature).

In 2010, ROE was 6.5%, 3.4 percentage points higher than for the same period in the prior year when it was 3.1%. This was the result of increased net income which was largely offset by significantly higher equity levels during 2010 following the increase in the fair value of the Company’s investment portfolio.

In 2009, ROE was 3.1%, significantly higher than for the same period in the prior year when it was negative, mainly as a result of the closing of the Master Agreement in August 2008, see Item 8, Note 4 to the Consolidated Financial Statements, “Syncora Holdings Ltd.” Shareholders’ equity increased over the past twelve months mainly as a result of the decreases in unrealized losses on investments and favorable foreign exchange translation adjustments during this period.

Significant Items Affecting the Results of Operations

The Company’s net income and other financial measures as shown above for the year ended December 31, 2010 have been affected by the following significant items, among other things:

1)	impact of different levels of catastrophe and large loss events;

2)	continuing competitive factors impacting the underwriting environment;

3)	net favorable prior year loss development; and

4)	impact of credit market movements in 2010, 2009 and 2008 on the Company’s investment portfolio and investment fund affiliates;

1. Impact of different levels of catastrophe and large loss events

Net losses incurred from natural catastrophes were higher in 2010 at $294.3 million as compared to $52.3 million in 2009. Notable natural catastrophes during 2010 included the Chilean Earthquake, European Windstorm Xynthia, U.S. tornadoes and hailstorm activity, the New Zealand Earthquake and floods in Central Europe, China, Poland and Queensland, Australia. In addition, other large loss events as well as property losses relating to the Deepwater Horizon oil rig contributed to the higher risk losses in 2010 than during 2009.

Management’s preliminary loss estimate of the total loss exposure in 2010 to the Queensland floods, net of reinsurance and reinstatement premium, was approximately $23.3 million, of which $18.3 million is attributable to the Insurance segment and $5.0 million to the Reinsurance segment. Loss estimates are based on industry loss data and reports from policy holders. The Australian flooding events continued in 2011 so additional losses in the range of $75-95 million are expected in the first quarter of 2011.

Management’s preliminary loss estimate of the total property loss exposure to the Deepwater Horizon oil rig, net of reinsurance and reinstatement premium, was approximately $27.4 million, of which $12.5 million is attributable to the Insurance segment and $14.9 million to the Reinsurance segment.

The Company is a major writer of large, complex energy-related (re)insurance coverages and manages its exposure through, among other items, the purchase of reinsurance. The Company continues to assess its potential third party liability exposures arising out of the Deepwater Horizon oil rig explosion in the Gulf. However, given that the facts are still developing, as well as the complexities of the nature of the event, including indemnities from BP p.l.c., other defenses to liability based on contract and common law and coverage issues, it is too early to estimate losses at this time.

Net losses in 2009 decreased by $794.1 million over 2008, primarily due to lower levels of large property risk and catastrophe losses occurring in 2009 as compared to 2008. On September 1, 2008, Hurricane Gustav hit the Louisiana coast of the U.S. as a Category 2 hurricane, causing considerable damage to insured property and loss of life. On September 13, 2008, Hurricane Ike made landfall near Galveston, Texas as a strong Category 2 hurricane, causing significantly more damage and loss of life than Hurricane Gustav. Hurricane Ike was the third costliest hurricane to ever make landfall in the U.S. In 2008, the Company incurred losses, net of reinsurance recoveries and reinstatement premiums, of $22.5 million and $210.0 million related to Hurricanes Gustav and Ike, respectively. In addition to natural peril catastrophes, there was also an increase in large property risk losses globally during 2008 that contributed to higher loss ratios in both the Insurance and Reinsurance segments.

Overall, 2009 experienced a lower number of natural catastrophes as compared to 2008. In 2009, natural catastrophes included Hailstorm Wolfgang, Japanese earthquake, Windstorm Klaus, Typhoon Ketsana, Asian earthquake and tsunami and Australian wildfires.

For further details see the segment results in the “Income Statement Analysis” below.

2. Continuing competitive factors impacting the underwriting environment

Soft market conditions were experienced across most lines of business throughout 2008, 2009 and 2010, resulting in an overall decrease in gross and net premiums written. For further information in relation to the underwriting environment, including details relating to rates and retention, see “Executive Overview – Underwriting Environment,” above.

3. Net favorable prior year loss development

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

The following table presents the net (favorable) adverse prior year loss development of the Company’s loss and loss expense reserves for its property and casualty operations which include the Insurance and Reinsurance segments for each of the years indicated:

(U.S. dollars in millions)	2010	2009	2008
Insurance segment	$(127.4)	$(62.9)	$(305.5)
Reinsurance segment	(245.5)	(221.8)	(305.2)

Total	$(372.9)	$(284.7)	$(610.7)

During 2010, net favorable prior year development totaled $372.9 million in the Company’s property and casualty operations and included net favorable development in the Insurance and Reinsurance segments of $127.4 million and $245.5 million, respectively. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, Note 11 to the Consolidated Financial Statements, “Losses and Loss Expenses,” for further information regarding the developments in prior year loss reserve estimates for each of the years indicated within each of the Company’s operating segments.

4. Impact of credit market movements in 2010, 2009 and 2008 on the Company’s investment portfolio and investment fund affiliates

During the year ended December 31, 2010, interest rates declined in the Company’s major markets combined with tightening of corporate and structured credit spreads. The net impact of the market conditions on the Company’s investment portfolio for the year resulted in an improvement of $1.1 billion in the net unrealized loss position on available for sale investments as compared to December 31, 2009. This represents approximately a 2.5% appreciation on average assets for the year ended December 31, 2010.

The following table provides further detail regarding the movements in the global credit markets, as well as in government interest rates using some sample market indices:

	Interest Rate Movement for the year ended December 31, 2010 (1) (‘+’/‘-’ represents increases / decreases in interest rates)	Credit Spread Movement for the year ended December 31, 2010 (2) (‘-’ represents tightening of credit spreads)
United States	-67 basis points (5 year Treasury)	-28 basis points (US Corporate A rated)
	+5 basis points (3 month LIBOR)	+24 basis points (US Agency RMBS, AAA rated)
-137 basis points (US CMBS, AAA rated)
United Kingdom	-62 basis points (10 year Gilt)	-5 basis points (UK Corporate, AA rated)
Euro-zone	-59 basis points (5 year Bund)	+23 basis points (Europe Corporate, A rated)

(1)	Source: Bloomberg Finance L.P.

(2)	Source: Merrill Lynch Global Indices.

Net realized losses on investments in the year ended December 31, 2010 totaled $270.8 million, including net realized losses of approximately $205.1 million related to the impairment of certain of the Company’s fixed income, equity and other investments, where the Company determined that there was an other-than- temporary decline in the value of those investments. For further analysis of this, see “Results of Operations” below.

Other Key Focuses of Management

Throughout 2010 and into 2011, the Company remains focused on, among other things, tailoring the Company’s business model to focus on core P&C business, optimizing the P&C investment portfolio, and enhancing its enterprise risk management capabilities. The Company continues to focus on those lines of business within its Insurance and Reinsurance segments that provide the best return on capital. The

Company’s derisking efforts within the P&C investment portfolio are substantially complete and, as a result of this progress, the Company is focused on optimizing the P&C investment portfolio. Details relating to the enterprise risk management and other initiatives are outlined below.

Capital Management

Fundamental to supporting the Company’s business model is its ability to underwrite business, which is largely dependent upon the quality of its claims paying and financial strength ratings as evaluated by independent rating agencies. As a result, in the event that the Company is downgraded, its ability to write business, as well as its financial condition and/or results of operations, could be adversely affected.

During the third quarter of 2007, the Company’s Board of Directors approved a share buyback program, authorizing the Company to purchase up to $500.0 million of its ordinary shares. As of January 1, 2010, $375.4 million ordinary shares remained available for purchase under this program. During the third quarter of 2010, the Company purchased and cancelled 13.9 million ordinary shares under this program for $268.6 million. During October 2010, the Company purchased and cancelled 4.9 million ordinary shares for $106.8 million. In combination, these purchases totaled $375.4 million, the full amount remaining under this buyback program.

On November 2, 2010, the Company announced that its Board of Directors approved a new share buyback program, authorizing the Company to purchase up to $1.0 billion of its ordinary shares. During the fourth quarter of 2010, the Company purchased and cancelled 6.9 million ordinary shares for $144.0 million under the 2010 buyback program. Between January 1 and February 22, 2011, the Company purchased and cancelled an additional 5.3 million shares for $121.3 million under the 2010 buyback program. As of February 22, 2011, $734.7 million remains available for purchase under this buyback program.

In addition, on February 12, 2010, the Company redeemed approximately 4.4 million Series C Preference Ordinary Shares with a liquidation value of $110.8 million for approximately $94.2 million. As a result, a book value gain to ordinary shareholders of approximately $16.6 million was recorded in the first quarter of 2010.

Risk Management

The Company’s risk appetite framework guides its strategies relating to, among other things, capital preservation, earnings volatility, net worth at risk, operational loss, liquidity standards, capital rating and capital structure, with the objective of preserving the Company’s capital base. This framework also addresses the Company’s tolerance to risks from material individual events (e.g., natural or man-made catastrophes such as terrorism), the Company’s investment portfolio, realistic disaster scenarios that cross multiple lines of business and risks related to some or all of the above that may actualize concurrently.

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

Per event 1% exceedance probability underwriting limits for “Tier 1 event types,” which include natural catastrophes, terrorism and other realistic disaster scenarios, are set at a level not to exceed approximately 15% of Tangible Shareholders’ Equity.

Per event 1% TVaR underwriting limits for certain peak natural catastrophe peril regions approximate 20% of Tangible Shareholders’ Equity. 1% TVaR underwriting limits for non-peak natural catastrophe peril regions are set below the per event 1% TVaR limits described above.

Per event 1% exceedance probability underwriting limits for “Tier 2 event types,” which include country risk, longevity risk and pandemic risk, are set at a level not to exceed 7.5% of Tangible Shareholders’ Equity.

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

In all instances, the above referenced underwriting limits reflect pre-tax losses net of reinsurance and net of inwards and outwards reinstatement premiums related to the specific events being measured. The limits are not net of underwriting profits expected to be generated in the absence of catastrophic loss activity.

In setting underwriting limits, the Company also considers such factors as:

•	Correlation of underwriting risk with other risks (e.g. asset/investment risk, operational risk, etc.);

•	Model risk and robustness of data;

•	Geographical concentrations;

•	Exposures at lower return periods;

•	Expected payback period associated with losses;

•	Projected share of industry loss; and

•	Annual aggregate losses at a 1% exceedance probability and at a 1% TVaR level on both a peril region/risk type basis as well as at the portfolio level.

Loss exposure estimates for all event risks are derived from a combination of commercially available and internally developed models together with the judgment of management, as overseen by the Board. Actual incurred losses may vary materially from the Company’s estimates. Factors that can cause a deviation between estimated and actualized loss potential include:

•	Inaccurate assumption of event frequency and severity;

•	Inaccurate or incomplete data;

•

Changing climate conditions may add to the unpredictability of frequency and severity of natural catastrophes in certain parts of the world and create additional uncertainty as to future trends and exposures;

•	Future possible increases in property values and the effects of inflation may increase the severity of catastrophic events to levels above the modeled levels;

•

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

•	A change in the judicial climate.

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

Geographical Zone (U.S. dollars in millions)	Peril	Measurement Date of In-Force Exposures (1)	1-in-100 Event		1-in-250 Event
			Probable Maximum Loss (1)	Percentage of Tangible Shareholders’ Equity at December 31, 2010	Probable Maximum Loss (2)	Percentage of Tangible Shareholders’ Equity at December 31, 2010
California	Earthquake	July 1, 2010	$549	5.6%	$853	8.7%
U.S.	Windstorm	July 1, 2010	890	9.1%	1,210	12.4%
Europe	Windstorm	July 1, 2010	390	4.0%	552	5.6%
Japan	Earthquake	July 1, 2010	219	2.2%	309	3.2%
Japan	Windstorm	July 1, 2010	134	1.4%	226	2.3%

(1)	Detailed analyses of aggregated In-force exposures and maximum loss levels are done periodically. The measurement dates represent the date of the last completed detailed analysis by geographical zone.

(2)

Probable maximum losses include secondary uncertainty which incorporates variability around the expected probable maximum loss for each event, does not represent the Company’s maximum potential exposures and are pre-tax.

Regulatory Change

Management continues to actively monitor the various regulatory bodies and initiatives that impact the Company globally and assess the potential for significant impact on results or operations. The European Commission is in the process of implementing changes to the prudential regulation of European insurers, known as Solvency II, with a timeline to achieve full compliance by 2013. Solvency II is designed to impose economic risk-based solvency requirements across all EU Member States. Advice and implementation consists of three pillars: (1) Pillar I – quantitative capital requirements, based on a valuation of the entire balance sheet; (2) Pillar II – qualitative regulatory review, which includes governance, internal controls, enterprise risk management and supervisory review process, and (3) Pillar III – market discipline, which is accomplished through reporting of the insurer’s financial condition to regulators and the public. Other jurisdictions such as Bermuda and Canada are in the process of implementing consistent changes to strengthen their capital and risk management requirements in order to be considered equivalent for purposes of group regulatory considerations. The Company has significant resources supporting the regulatory process, such as the Solvency II Quantitative Impact Studies and Bermuda Monetary Authority regulatory data calls, and these resources are also actively engaged in the implementation of Solvency II related measures across the Company.

Strategy Implementation

As a continuing part of the Company’s focus on strategy, management has created an Office of Strategic Growth, headed by Greg Hendrick, Executive Vice President, Strategic Growth, that oversees the implementation of the strategic plan, coordinates the implementation work plans and creates planning milestones and metrics for success. Specifically, along with the Leadership Team, this office is focusing on, among other matters, the acquisition of talent and teams as well as areas in which XL can innovate and capitalize on its underwriting expertise.

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

1) Unpaid Loss and Loss Expenses and Unpaid Loss and Loss Expenses Recoverable

As the Company earns premiums for the underwriting risks it assumes, it also establishes an estimate of the expected ultimate losses related to the premium. Loss reserves for unpaid loss and loss expenses are established due to the significant periods of time that may elapse between the occurrence, reporting and settlement of a loss. The process of establishing reserves for unpaid property and casualty claims can be complex and is subject to considerable variability, as it requires the use of informed estimates and judgments. These estimates and judgments are based on numerous factors, and may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current laws change. Loss reserves include:

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

With respect to the Company’s insurance operations, the Company is notified of insured losses and records a case reserve for the estimated amount of the settlement, if any. The estimate reflects the judgment of claims personnel based on general reserving practices, the experience and knowledge of such personnel regarding the nature of the specific claim and, where appropriate, advice of legal counsel. Reserves are also established to provide for the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process. With respect to the Company’s reinsurance operations, case reserves for reported claims are generally established based on reports received from ceding companies. Additional case reserves may be established by the Company to reflect the estimated ultimate cost of a loss. The uncertainty in the reserving process for reinsurers is due, in part, to the time lags inherent in reporting from the original claimant to the primary insurer to the reinsurer. As a predominantly broker market reinsurer for both excess-of-loss and proportional contracts, the Company is subject to a potential additional time lag in the receipt of information as the primary insurer reports to the broker who in turn reports to the Company. As of December 31, 2010, the Company did not have any significant backlog related to its processing of assumed reinsurance information.

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

IBNR reserves represent management’s best estimate, at a given point in time, of the amount in excess of case reserves that is needed for the future settlement and loss adjustment costs associated with claims incurred. It is possible that the ultimate liability may differ materially from these estimates. Because the ultimate amount of unpaid losses and LAE is uncertain, the Company believes that quantitative techniques to estimate these amounts are enhanced by professional and managerial judgment. Management reviews the IBNR estimates produced by the Company’s actuaries who determine the best estimate of the liabilities to record in the Company’s financial statements. The Company considers this single point estimate to be the mean expected outcome.

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

The Company’s actuaries utilize one set of assumptions in determining the single point estimate, which includes actual loss data, loss development factors, loss ratios, reported claim frequency and severity. The actuarial reviews and documentation are completed in accordance with professional actuarial standards with reserves established on a basis consistent with U.S. GAAP. The selected assumptions reflect the actuary’s judgment based on historical data and experience combined with information concerning current underwriting, economic, judicial, regulatory and other influences on ultimate claim settlements.
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

Such estimates are not precise because, among other things, they are based on predictions of future developments and estimates of future trends in claim severity, claim frequency, and other issues. In the process of estimating IBNR reserves, provisions for economic inflation and changes in the social and legal environment are considered, but involve considerable judgment. When estimating IBNR reserves, more judgment is typically required for lines of business with longer loss emergence patterns.

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

Discontinued asbestos and long-tail environmental business were contained within certain policies previously written by NAC Re Corp. (now known as XL Reinsurance America Inc.), prior to its acquisition by the Company. As at December 31, 2010, total gross unpaid losses and loss expenses in respect of this business represented less than 1% of unpaid losses and loss expenses.

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

The amount of the Company’s net unpaid losses and loss expenses relating to the Company’s operating segments at December 31, 2010 and 2009 was as follows:

(U.S. dollars in millions)	2010	2009
Insurance	$11,240	$11,128
Reinsurance	5,642	6,138

Net unpaid loss and loss expense reserves	$16,882	$17,266

(U.S. dollars in millions)	Net Unpaid Losses and Loss Expenses as at December 31, 2010
	Case Reserves	IBNR Reserves	Total Reserves
Insurance
Casualty – professional lines	$1,280	$3,093	$4,373
Casualty – other lines	1,392	2,454	3,846
Property	414	96	510
Marine, energy, aviation, and satellite	514	447	961
Other specialty lines (1)	375	630	1,005
Other (2)	341	144	485
Structured indemnity	–	60	60

Total	$4,316	$6,924	$11,240

Reinsurance
Casualty (3)	$1,606	$2,122	$3,728
Property catastrophe (4)	146	192	338
Other property	322	397	719
Marine, energy, aviation, and satellite	367	30	397
Other (2)	201	202	403
Structured indemnity	–	57	57

Total	2,642	3,000	5,642

TOTAL	$6,958	$9,924	$16,882

(U.S. dollars in millions)	Net Unpaid Losses and Loss Expenses as at December 31, 2009
	Case Reserves	IBNR Reserves	Total Reserves
Insurance
Casualty – professional lines.	$1,443	$2,962	$4,405
Casualty – other lines	1,529	2,329	3,858
Property	340	76	416
Marine, energy, aviation, and satellite	578	492	1,070
Other specialty lines (1)	351	582	933
Other (2)	251	138	389
Structured indemnity	–	57	57

Total	$4,492	$6,636	$11,128

Reinsurance
Casualty (3)	$1,723	$2,321	$4,044
Property catastrophe (4)	111	140	251
Other property	396	417	813
Marine, energy, aviation, and satellite	439	35	474
Other (2)	233	262	495
Structured indemnity	–	61	61

Total	$2,902	3,236	6,138

TOTAL	$7,394	9,872	17,266

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, specie, middle markets and excess and surplus lines.

(2)	Other includes credit and surety, whole account contracts and other lines.

(3)	Within the Reinsurance segment, casualty-other and casualty-professional lines of business are shown in the aggregate.

(4)	Property catastrophe IBNR includes event specific reserves for losses that the Company’s insureds and cedants have informed the Company they expect to incur but have not yet had reported known claims.

As noted above, management reviews the IBNR estimates produced by the Company’s actuaries who determine the best estimate of the liabilities to record in the Company’s financial statements. The Company considers this single point estimate to be the mean expected outcome. Management believes that the actuarial methods utilized adequately provide for loss development.

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

The ratio of IBNR to total reserves has increased in recent years, with the increase attributable to casualty and professional lines of business. This is due to the current size of these businesses relative to the reserves of the mature years now running off. Additionally these reserves have a higher proportion of IBNR to total reserves in recent years due to the increased uncertainty around credit crisis claims and excess casualty claims. Typically, the ratio of IBNR to total reserves is greater for casualty (including professional) lines (which are longer-tail in nature) than for property lines due to the policy forms utilized and timing of loss reporting and settlement.

IBNR reserves are calculated by the Company’s actuaries using standard actuarial methodologies as discussed above. Since the year ended December 31, 2003, the Company adopted a methodology that provides a single point reserve estimate separately for each line of business and also a range of possible outcomes across each single point reserve estimate. This is discussed further below.

The following table shows the recorded estimate and the high and low ends of the range of the Company’s net unpaid losses and loss expenses for each of the lines of business noted above at December 31, 2010:

(U.S. dollars in millions)	Net Unpaid Losses and Loss Expenses Recorded as at December 31, 2010	Range of Net Unpaid Losses & Loss Expenses Estimated as at December 31, 2010	Range of Net Unpaid Losses & Loss Expenses Estimated as at December 31, 2010
		High	Low
Insurance
Casualty – professional lines	$4,373	$4,916	$3,858
Casualty – other lines.	3,846	4,409	3,319
Property	510	562	459
Marine, energy, aviation, and satellite.	961	1,066	860
Other specialty lines (1)	1,005	1,111	903
Other (2)	485	543	433

Total (3)	$11,180	$12,294	$10,112

Reinsurance
Casualty (4)	$3,728	$4,098	$3,371
Property catastrophe (5)	338	422	262
Other property	719	818	625
Marine, energy, aviation, and satellite	397	462	335
Other (2)	403	463	347

Total (3)	$5,585	$6,064	$5,122

Structured Indemnity (3)	$117

Total	$16,882

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, and excess and surplus lines.

(2)	Other includes credit and surety, whole account contracts and other lines.

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

(5)

Property catastrophe IBNR includes event specific reserves for losses that the Company’s insureds and cedants have informed it they expect to incur but have not yet had reported known claims. During 2010, actual development of recorded reserves as of December 31, 2009 was within the estimated reserve range.

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

The Company’s methodology in 2010 for calculating reserve ranges around its single point reserve estimate is consistent with that used in 2009. The Company modeled a statistical distribution of potential reserve outcomes over a one year run-off period for each of the approximately 35 lines of business. In doing so the Company evaluated a number of alternative models, and for each line of business the Company’s actuaries selected the distribution parameters deemed to be most appropriate. Factors affecting this decision included an assessment of the model fit, availability and relevance of data and the impact of changes in business mix. The Company used the modeled statistical distribution to calculate an 80% confidence interval for the potential reserve outcomes over this one year run-off period. The high and low end points of the ranges set forth in the above table are such that there is a 10% modeled probability that the reserve will develop higher than the high point and a 10% modeled probability that the reserve will develop lower than the low point.

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

Reserve volatility was analyzed for each line of business (excluding structured indemnity) within both the Reinsurance and Insurance segments using the Company’s historical data, supplemented by industry data. These ranges were then aggregated to the lines of business shown above taking into account correlation between lines of business. The practical result of the correlation approach to aggregation is that the ranges by line of business disclosed above are narrower than the sum of the ranges of the individual lines of business. Similarly, the range for the Company’s total reserves in the aggregate, is narrower than the sum of the ranges for the lines of business disclosed above.

On an annual basis, the Company reviews the correlation assumptions between its various lines of business. Since 2006, the Company has utilized a simplified approach of assigning ratings of low, medium or high to its correlation assumptions for each line of business pairing based on the judgment of the reserving actuaries. This simplified approach has been utilized due to the limited amount of historical experience within the Company’s portfolio as well as limited applicable industry data. However, the Company’s actual historical experience and industry data were used to judgmentally select a range of values for the low, medium and high correlations, respectively, of 15%, 30% and 50%. It should be noted that both the Company’s own experience and the industry data exhibit negative correlations in reserve developments between certain lines of business. However, as a measure of prudence in evaluating the reserve ranges, the Company has used a minimum of 15% correlation between any two lines of business. The analysis of correlations and the reflection of potential diversification benefits across lines of business represent another area of uncertainty in the development of estimated reserve ranges.

The Company is not aware of any generally accepted model to perform the reserve range analysis described above. However, other models may be employed to develop these ranges.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segments,” below for further discussion on prior year development of loss reserves.

Unpaid losses and loss expenses recoverable

The recognition of unpaid losses and loss expenses recoverable requires two key judgments. The first judgment involves the Company’s estimation of the amount of gross IBNR to be ceded to reinsurers. Ceded

IBNR is generally developed as part of the Company’s loss reserving process and, consequently, its estimation is subject to similar risks and uncertainties as the estimation of gross IBNR (see “Critical Accounting Policies and Estimates – Unpaid losses and loss expenses and unpaid loss and loss expense recoverable”). The second judgment involves the Company’s estimate of the amount of the reinsurance recoverable balance that the Company will ultimately be unable to recover from related reinsurers due to insolvency, contractual dispute, or for other reasons. Amounts estimated to be uncollectible are reflected in a bad debt provision that reduces the reinsurance recoverable balance. Changes in the bad debt provision are reflected in net income. See Item 8, Note 12 to the Consolidated Financial Statements, “Reinsurance,” for further information.

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

Claims and expenses for individual policies within these annuity reinsurance contracts are projected over the lifetime of the contract to calculate a net present value of future cash flows. Assumptions for each element of the basis (mortality, expenses and interest) are determined at the issue of the contract and these assumptions are locked-in throughout the term of the contract unless a premium deficiency exists. The assumptions are best estimate assumptions plus provisions for adverse deviations on the key risk elements (i.e., mortality and interest). Provisions for adverse deviation are designed to cover reasonable deviations from the best estimate outcome of the contract. As the experience on the contracts emerges, the assumptions are reviewed. This occurs at least annually and includes both an analysis of experience and review of likely future experience. If such review would produce reserves in excess of those currently held then lock-in assumptions will be revised and a loss recognized. During the years ended December 31, 2010, 2009 and 2008, there were no adjustments to the locked-in assumptions for these annuity reinsurance contracts.

The future policy benefit reserves for these annuity portfolio reinsurance contracts amounted to $4.3 billion and $4.6 billion at December 31, 2010 and 2009, respectively. The Company holds the investment assets backing these liabilities. These investments are primarily fixed income securities with maturities that closely match the expected claims settlement profile. A 0.1% decrease in the investment yield assumption would result in approximately a $34 million increase in the value of future claims related to annuity portfolio reinsurance.

As stated above, the future policy benefit reserves include provisions for adverse deviation in excess of best estimate assumptions consistent with the underlying pricing that amounted to approximately $193 million and $232 million at December 31, 2010 and 2009, respectively. The future policy benefit reserves would only be increased if these provisions for adverse deviation became insufficient in the light of emerging claims experience. The present value of future claims would increase by approximately $19 million if mortality rates were to decrease by 1% in all future years, relative to the reserving assumptions. The Company also provides reinsurance of disability income protection, for an in-force block of business. The future policy benefit reserves for these contracts amounted to approximately $96 million and $94 million at December 31, 2010 and 2009, respectively. Future policy benefit reserves include the lock-in of assumptions at inception with periodic review against experience. The liabilities relate to in-force blocks of business, comprising underlying insurance policies that provide an income if the policyholder becomes sick or disabled. The liabilities are therefore driven mainly by the rates at which policyholders become sick (where sickness is defined by the policy conditions) and by the rates at which these policyholders recover or die. A 1% increase in the incidence rate would increase the value of future claims by approximately $2.0 million, while a 1% decrease in the termination rate would increase the value of future claims by approximately $3.6 million. While no changes to the locked-in assumptions were made in 2009 or in 2008, a review of lapse experience in 2010 led to an increase in the reserve of $2.2 million; further, following a review of claim termination experience in 2007, the reserving assumptions were revised, resulting in a reduction in income of $10.0 million during the year.

The Company also provides reinsurance of term assurance and critical illness policies written in the U.K., Ireland and the U.S. The future policy benefit reserves for these contracts amounted to approximately $220 million and $229 million at December 31, 2010 and 2009, respectively. $45 million of this reduction resulted from the novation and recapture of a number of mortality and critical illness treaties, which was accentuated by movements of the U.K. sterling and the Euro against the U.S. dollar over 2010 and offset by ageing of the portfolio. Future policy benefit reserves include the lock-in of assumptions at inception with periodic review against experience. The provisions for adverse deviation in these reserves amounted to approximately $20 million at each of December 31, 2010 and 2009.

The liabilities relate to in-force blocks of business and to treaties that were accepting new business until the end of 2009, comprising underlying insurance policies that provide mainly lump sum benefits if the policyholder dies or becomes sick. For term assurance, the liabilities are therefore driven by the rates of mortality and for critical illness coverage, the liabilities are driven predominantly by the rates at which policyholders become sick, where sickness is defined by the treaty conditions (i.e., the morbidity rates). A 1% increase in the mortality rate relative to the reserving assumption would increase the value of future claims by approximately $2.2 million, and a 1% increase in the morbidity rate would increase the value of future claims by approximately $0.9 million.

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

The Company also provided reinsurance of a block of U.S. based term assurance, which was novated to the Company from an insurance affiliate in December 2002. The future policy benefit reserves for these contracts amounted to approximately $261 million and $259 million at December 31, 2010 and 2009, respectively. Future policy benefit reserves are established in accordance with the provisions of general authoritative guidance on accounting for insurance enterprises, including the lock-in of assumptions at inception with periodic review against experience.

The liabilities relate to in-force blocks of business, which are comprised of underlying insurance policies that provide mainly lump sum benefits if the policyholder dies. The liabilities are therefore driven by the rates of mortality, and a 1% increase in the mortality rate relative to the reserving assumption would increase the value of future claims by approximately $9 million. The liabilities are also affected by lapse experience, and a 1% decrease in lapse rates relative to the reserving assumption would increase the reserve by approximately $1.5 million. No changes to the locked-in assumptions were made in 2010, 2009 or in

2008. For further information see Item 8, Note 14 to the Consolidated Financial Statements, “Future Policy Benefit Reserves.”

3) Other Than Temporary Declines in Investments (“OTTI”)

The Company’s process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors. These primary factors include (i) an analysis of the liquidity, business prospects and financial condition of the issuer including consideration of credit ratings, (ii) the significance of the decline, (iii) an analysis of the collateral structure and other credit support, as applicable, of the securities in question, and (iv) for debt securities, whether the Company intends to sell such securities. In addition, the authoritative guidance requires that OTTI for certain asset backed and mortgage backed securities are recognized if the fair value of the security is less than its discounted cash flow value and there has been a decrease in the present value of the expected cash flows since the last reporting period. Where the Company’s analysis of the above factors results in the Company’s conclusion that declines in fair values are other than temporary, the cost of the security is written down to discounted cash flow and a portion of the previously unrealized loss is therefore realized in the period such determination is made.

If the Company intends to sell an impaired debt security, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, the impairment is other-than-temporary and is recognized in earnings in an amount equal to the entire difference between fair value and amortized cost.

There are risks and uncertainties associated with determining whether declines in the fair value of investments are other than temporary. These include subsequent significant changes in general economic conditions as well as specific business conditions affecting particular issuers, the Company’s liability profile, subjective assessment of issue-specific factors (seniority of claims, collateral value, etc.), future financial market effects, stability of foreign governments and economies, future rating agency actions and significant disclosure of accounting, fraud or corporate governance issues that may adversely affect certain investments. In addition, significant assumptions and management judgment are involved in determining if the decline is other than temporary. If management determines that a decline in fair value is temporary, then a security’s value is not written down at that time. However, there are potential effects upon the Company’s future earnings and financial position should management later conclude that some of the current declines in the fair value of the investments are other than temporary declines. See “Investment Activities” herein for further information on other than temporary declines in the value of investments and unrealized loss on investments.

Key Assumptions used in determination of credit losses related to fixed maturities

The Company reviews, on a quarterly basis, the entirety of its investment portfolio in a gross unrealized loss position to assess whether it believes a credit loss, relative to the current amortized cost of the security, exists. The Company utilizes specific screening criteria to identify securities at risk for a credit loss, and if any of these conditions exists, subject the individual security to a detailed review to determine if a credit loss exists. The screening criteria used by the Company include the absolute degree of impairment of the security as a percentage of amortized cost, the credit rating of the security and the market yield-to-maturity of the security. Any securities that have previously been identified as impaired due to credit losses are at elevated risk of further impairments. In addition, on a quarterly basis, the Company reviews any current market developments and identifies any new issues that may adversely impact the Company’s investment portfolio, and reviews any impacted holdings.

Credit loss methodology – structured credit

Credit loss on structured credit securities is determined through a comparison of the security’s discounted cash flow to the amortized cost of the security. To the extent that the discounted cash flow is estimated to be lower than the amortized cost of the security, the security is impaired to the discounted cash flow value of all security cash flows, including both coupon and principal repayment, discounted at the current accretion rate of the securities.

The Company, in conjunction with its third-party investment management service providers, makes significant assumptions in its impairment analysis with regards to the following specific asset classes. These assumptions are as at December 31, 2010 and are subject to changes in both economic fundamentals and management’s estimates in future periods.

(1) Non-Agency RMBS

The Company utilizes assumptions specific to its individual holdings and, accordingly, individual assumptions will differ on a security by security basis depending on the quality of the collateral and the performance of the underlying pools. In general, the Company projects that future defaults will develop based on the performance of the underlying collateral, measured by the number of loans currently in arrears.

Loans > 30 days in arrears	50% will ultimately default
Loans 30-60 days in arrears	60% will ultimately default
Loans 60-90 days in arrears	75% will ultimately default
Bank held	75% default rate
Loans in foreclosure	100% default rate

The Company estimates that the cumulative losses on the mortgage structures it owns will vary depending on the vintage and collateral of the underlying loans in the holdings. Cumulative deal loss expectations are projected based on the number of loans expected to take a loss and the severity of loss upon default. Loan loss severities depend on the borrower, geographic location and loan to value characteristics of the underlying collateral. The Company estimates that loss severities will range from 35-75% for sub prime and Alt-A loans and 20-40% for Prime loans. These cumulative losses results are then compared to the level of subordination within the Company’s holdings to measure if impairment exists.

	Vintage
	2007	2006	2005	2004
Alt-A – non option ARM	38%	25%	11%	4%
Alt-A Option ARM	34%	33%	13%	5%
Prime	15%	14%	8%	2%
Subprime	41%	32%	16%	7%

(2) Core CDOs

The Company utilizes a scenario based approach to reviewing the majority of its CDO portfolio, which consists primarily of collateralized loan obligations. The five significant scenarios utilized in the model consist of:

•	2 base cases assuming asset defaults are equivalent to either the expected corporate default probabilities, or the cumulative default rates for similar time frames from the period of 1983 to 2008

•

Optimistic/pessimistic cases assuming assets have a default rate equivalent to 1 rating notch higher/ lower than their current rating and if on positive/negative watch then 2 notches higher/lower than their current rating

•	A market implied scenario based on the current asset market price, assuming that lower priced loans have a higher default rate

The weighted scenario of the five scenarios above is used for the determination of a potential impairment. If losses are forecast to be below the subordination level for the tranche held by the Company, the security is determined not to be impaired. The weighting between these scenarios varies over time depending on market conditions, but the weighting used for the year-end 2010 evaluation consisted of 40% to the base cases noted above, 10% to the optimistic case, 15% to the pessimistic case, and 35% to the market implied case. For the non-CLO portion of the core CDO portfolio, the Company utilizes specific default scenarios related to the particular underlying assets.

(3) Other structured credit assets classes

The remainder of the gross unrealized losses related to the Company’s structured credit portfolio are concentrated in the following significant asset classes:

•

Agency RMBS, which represent AAA rated holdings backed by either the explicit or implicit guarantee of the U.S. government. The Company considers the risk of loss in these asset classes remote and linked to the overall credit-worthiness of the U.S. government.

•

CMBS, which are dominated by AAA rated holdings which generally have high levels of credit subordination, are highly diversified and priced reasonably close to par. The Company reviews these holdings on an individual security basis to the extent they meet the screens noted above, but generally does not believe these securities to have a high risk of credit loss given their high subordination levels.

•

Other ABS, which is a mix of mostly investment grade credit card, auto and non-U.S. ABS structures that have risk and performance characteristics unrelated to the U.S. housing market. In cases where these sectors have met Company screens, the individual securities are evaluated based on fundamental credit analysis of the underlying structure.

Credit loss analysis – corporates

Credit losses on corporate securities are determined on an individual security basis. The Company reviews the circumstances and conditions associated with its credit issuers, including considering credit rating and forecast operating and financing activities of the issuer, and will make a determination as to whether it believes the issuer is likely to fully meet its contractual principal and interest obligations. To the extent the Company does not believe the issuers will meet these obligations, it recognizes a credit loss as the difference between amortized cost and the estimated present value of cash flows expected to be received. The Company reviews the ability to pay at the lowest tier (i.e., most subordinated) of the capital structure at which it holds securities, and to the extent it is satisfied in the performance of the lower tier, concludes that any more senior tiers are also likely to meet obligations.

The Company evaluates the credit losses associated with its medium term notes, which generally represent notes backed primarily by investment grade European credit. The Company evaluates the cash flows expected from the notes over their remaining expected life, including an evaluation of the likelihood of current holdings to meet their principal and interest obligations, and incorporates current reinvestment assumptions on any security maturities or reinvestment of cash flows. These cash flows are discounted at the original yield, adjusted for changes in interest rates for floating rate securities expected from these securities, and to the extent the discounted cash flow value is below the amortized cost, recognizes an impairment charge.

4) Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company had capitalized net operating tax losses of $282.2 million and $314.0 million against which a valuation allowance of $240.0 million and $220.7 million at December 31, 2010 and 2009, respectively, was established. The Company had capitalized realized losses of approximately $261.0 million and $262.4 million against which a valuation allowance of approximately $261.0 million and $262.4 million at December 31, 2010 and 2009, was established. Included within the capitalized realized losses are $142.3 million and $168.7 million of losses arising from the sale of investments to a group company, against which a valuation allowance of $142.3 million and $168.7 million, was established. The deferral of benefits from tax losses is evaluated based upon management’s estimates of the future profitability of the Company’s taxable entities based on current forecasts, the character of income and the period for which losses may be carried forward. A valuation allowance may have to be established for any portion of a deferred tax asset that management believes will not be realized. Should the future income of these entities fall below expectations, a further valuation allowance would have to be established, which could be significant. In addition, if any further losses are generated by these entities, these losses may not be tax affected.

For further information see “– Other Revenues and Expenses” and Item 8, Note 24 to the Consolidated Financial Statements, “Taxation.”

5) Goodwill and Other Intangible Assets

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

For further detailed information, see Item 8, Note 7 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets.”

6) Reinsurance Premium Estimates

The Company writes business on both an excess of loss and proportional basis. In the case of excess of loss contracts, the subject written premium is generally outlined within the treaty and the Company receives a minimum and/or deposit premium on a quarterly basis which is normally followed by an adjustment premium based on the ultimate subject premium for the contract. The Company estimates the premium written on the basis of the expected subject premium and regularly reviews this against actual quarterly statements to revise the estimate based on the information provided by the cedant. An estimate of premium is recorded at the inception of the contract.

On proportional contracts, written premiums are estimated to expected ultimate premiums based on information provided by the ceding companies. The ceding company’s premium estimate may be adjusted based on its history of providing accurate premium estimates. When the actual premium is reported by the ceding company, normally on a quarterly basis, it may be materially higher or lower than the estimate. Adjustments arising from the reporting of actual premium by the ceding companies are recorded at the earliest point in time that the supporting information indicates an adjustment is appropriate.

Written premiums on excess of loss contracts are earned in accordance with the loss occurring period defined within the treaty, normally 12 months following inception of the contract. Written premiums on proportional contracts are earned over the risk periods of the underlying policies issued and renewed, normally 24 months. For both excess of loss and proportional contracts, the earned premium is recognized ratably over the earning period, namely 12-24 months. The portion of the premium related to the unexpired portion of the policy at the end of any reporting period is reflected in unearned premiums.

Reinstatement premiums are recognized at the time a loss event occurs where coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms and are fully earned when recognized. Recognition of reinstatement premiums is based on the Company’s estimate of loss and loss adjustment expense reserves, which involves management judgment.

Reinsurance business by its nature can add further complications since, generally, the ultimate premium due under a specific contract will not be known at the time the contract is entered into. As a result, more judgment and ongoing monitoring is required to establish premiums written and earned in the Company’s reinsurance operations.

At December 31, 2010 and 2009, the amount of premiums receivable related to the Company’s reinsurance operations amounted to $1.2 billion and $1.8 billion, respectively.

A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, are not currently due based on the terms of the underlying contracts. Management reviews the premiums receivable balance at least quarterly and provides a provision for amounts deemed to be uncollectible. The Company recorded a provision for uncollectible premiums receivable related to its reinsurance operations at December 31, 2010 and 2009 of $4.4 million and $4.8 million, respectively.

The amount of proportional and excess of loss reinsurance gross premiums written and gross acquisition expenses recognized by the Company’s reinsurance operations for each line of business for the years ended December 31, 2010, 2009 and 2008 was as follows:

(U.S. dollars in thousands)	December 31, 2010		December 31, 2009		December 31, 2008
	Gross Premiums Written	Gross Acquisition Expenses	Gross Premiums Written	Gross Acquisition Expenses	Gross Premiums Written	Gross Acquisition Expenses
Proportional Contracts:
Casualty – other lines	$38,671	$9,945	$44,924	$12,075	$47,791	$16,777
Casualty – professional lines	51,922	14,604	41,195	12,652	62,268	20,772
Other property	651,733	168,981	703,219	164,094	745,244	148,066
Marine, energy, aviation and satellite	49,105	14,106	34,636	8,116	32,935	14,101
Other (1)	86,303	22,745	144,116	40,628	197,418	25,339

Total Proportional contracts	$877,734	$230,381	$968,090	$237,565	$1,085,656	$225,055

(U.S. dollars in thousands)	December 31, 2010		December 31, 2009		December 31, 2008
	Gross Premiums Written	Gross Acquisition Expenses	Gross Premiums Written	Gross Acquisition Expenses	Gross Premiums Written	Gross Acquisition Expenses
Excess of loss Contracts:
Property catastrophe	$370,266	$37,720	$357,267	$33,074	$401,740	$30,688
Casualty – other lines	190,864	30,764	173,853	34,383	308,932	50,565
Casualty – professional lines	166,379	30,969	129,733	26,241	151,251	29,696
Other property	150,762	16,363	159,091	12,892	202,655	18,096
Marine, energy, aviation and satellite	68,333	6,066	54,463	5,429	86,658	9,191
Other (1)	17,655	6,361	11,978	2,642	22,914	8,792
Structured Indemnity	957	2,380	4,948	2,566	671	2,699

Total Excess of loss contracts	$965,216	$130,623	$891,333	$117,227	$1,174,821	$149,727

(1)	Other includes credit and surety, whole account contracts and other lines.

Segments

Following a streamlining of the Company’s operating segments in the first quarter of 2009, the Company is organized into three operating segments: Insurance, Reinsurance and Life operations. The Company’s general investment and financing operations are reflected in Corporate.

The Company evaluates the performance of both the Insurance and Reinsurance segments based on underwriting profit and the performance of the Life Operations segment based on its contribution to net income. Other items of revenue and expenditure of the Company are not evaluated at the segment level for reporting purposes. In addition, the Company does not allocate investment assets by segment for its P&C operations. Investment assets related to the Company’s Life Operations and certain structured products included in the Insurance and Reinsurance segments and in Corporate are held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from each of these segments. See Item 8, Note 6 to the Consolidated Financial Statements, “Segment Information,” for a reconciliation of segment data to the Company’s consolidated financial statements.

Income Statement Analysis

Insurance

The following table summarizes the underwriting profit (loss) for the Insurance segment:

(U.S. dollars in thousands)	2010	% Change 2010 vs 2009	2009	% Change 2009 vs 2008	2008
Gross premiums written	$4,418,380	3.9%	$4,251,888	(19.9)%	$5,308,914
Net premiums written	3,461,150	5.7%	3,273,380	(17.9)%	3,984,826
Net premiums earned	3,529,138	(0.9)%	3,559,793	(10.9)%	3,997,045
Net losses and loss expenses	(2,505,502)	4.4%	(2,399,747)	(12.2)%	(2,733,344)
Acquisition costs	(418,146)	(2.6)%	(429,170)	(7.7)%	(465,044)
Operating expenses	(642,103)	(6.8)%	(689,131)	0.3%	(687,129)

Underwriting profit (loss)	$(36,613)	NM *	$41,745	(62.6)%	$111,528
Net results – structured products	$14,696	(11.8)%	$16,660	NM *	$(14,713)
Net fee income and other	(15,564)	9.3%	(14,241)	NM *	(5,072)

*	NM – Not Meaningful

Gross and net premiums written increased by 3.9% and 5.7%, respectively, during the year ended December 31, 2010 as compared to the same period of 2009. Gross premiums written increased by 4.2 % when evaluated in the local currency. A large proportion of the gross and net premiums written increase related to a multi-year agreement with gross written premium of $126.5 million written in primary casualty during the fourth quarter of 2010. Excluding this multi-year program, across most lines of business, premium levels were flat, having been maintained despite continued challenging market conditions and strong competition, which continue to negatively impact new business and pricing. In addition, there have been improved retention rates across most lines of business as a result of the Company’s stronger financial condition and market position since the end of 2009. New business growth in upper middle market, marine and offshore energy, active programs, U.S. general aviation, and select professional businesses has been offset by decreases in North America environmental and excess and surplus lines, the run-off of a large U.S. automobile warranty program, the termination of a specialty lines aviation program in 2009 and decreases in U.S.-based professional lines due to continued market pressures and pricing. The increase in net premiums written was due to a reduction in ceded written premiums partially offset by the increase in gross premiums written noted above. The decrease in ceded written premiums is largely related to specialty lines due to cost savings from a restructuring of the marine and specie global, and property excess of loss reinsurance treaties, as well as certain adjustments to premium estimates in aviation and property which gave rise to a positive variance over 2009.

Gross and net premiums written decreased by 19.9% and 17.9%, respectively, during the year ended December 31, 2009 as compared to the same period in 2008. The decrease in gross premiums was seen across virtually all lines of business due to a combination of factors including, strategic decisions to exit specific lines of business, poor market and economic conditions, impacts of the S&P downgrade in December 2008 which directly affected retention early in the year and new business opportunities, decreases in insured values, fewer LTAs which are being renewed on a single year basis and unfavorable foreign exchange rate impacts. Offsetting the overall decrease was growth in professional lines and new business from the Company’s middle market strategy. The renewal pricing steadily improved throughout 2009 over most lines of business, with an overall modest increase of 1% across the entire book. Retention rates largely returned to historic levels. The decrease in net premiums written was due to the decrease in gross premiums written noted above partially offset by a reduction in ceded premiums as compared to the same period in 2008. The relative decrease in ceded premiums was driven by a shift from proportional to excess of loss treaties partially offset with increased rates in property and environmental lines.

Net premiums earned decreased by 0.9% in 2010 as compared to 2009 and by 10.9% in 2009 as compared to 2008. These decreases were primarily a reflection of the overall reduction of net premiums written over the last 12 to 24 months.

The following table presents the ratios for the Insurance segment for the last three years ended December 31:

	2010	2009	2008
Loss and loss expense ratio	71.0%	67.4%	68.4%
Underwriting expense ratio	30.0%	31.4%	28.8%

Combined ratio	101.0%	98.8%	97.2%

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

The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Insurance segment for the last three years ended December 31:

(U.S. dollars in millions)	2010	2009	2008
Property	$(23.5)	$(50.7)	$(106.0)
Casualty and Professional	(105.2)	(41.0)	(214.1)
Specialty and Other	2.1	28.8	9.6
Structured Indemnity	(0.8)	—	5.0

Total	$(127.4)	$(62.9)	$(305.5)

Loss and loss expense ratio excluding prior year development	74.6%	69.2%	76.0%

In addition, the following tables present the prior year (favorable) adverse development of the Company’s gross and net loss and loss expense reserves within the Insurance segment for the last three years ended December 31:

Gross:

(U.S. dollars in millions)	2010	2009	2008
Unpaid losses and loss expense reserves at the beginning of the year	$14,157	$14,373	$14,856
Net (favorable) adverse development of those reserves during the year	(31)	(45)	(610)

Unpaid losses and loss expense reserves re-estimated one year later	$14,126	$14,328	$14,246

Net:

(U.S. dollars in millions)	2010	2009	2008
Unpaid losses and loss expense reserves at the beginning of the year	$11,129	$11,126	$11,138
Net (favorable) adverse development of those reserves during the year	(127)	(63)	(305)

Unpaid losses and loss expense reserves re-estimated one year later	$11,002	$11,063	$10,833

Excluding prior year development, the loss ratio for the year ended December 31, 2010 increased by 5.4 loss percentage points as compared to the same period in 2009 due primarily to higher levels of natural catastrophe losses occurring in 2010. Excluding favorable prior year development, natural catastrophe losses and reinstatement premiums in both periods, the loss ratio increased by 1.9 points year over year largely due to several individual large loss events in property and excess casualty, adverse experience in exited lines of business and the impact of flat to slightly negative rate changes partially offset by changes in business mix and improved loss experience in aerospace.

Excluding prior year development, the loss ratio for the year ended December 31, 2009 decreased by 6.8 loss percentage points as compared to the same period in 2008 due primarily to lower levels of large property risk and catastrophe losses occurring in 2009 combined with the impact of anticipated subprime and credit related losses in 2008. These decreases were partially offset by increased current year loss ratios in certain casualty lines including U.S. risk management. The remainder of the benefit was attributable to better loss experience on the excess and surplus lines of business as compared to 2008.

For further information on the net favorable prior year reserve development of $127.4 million and $62.9 million for the years ended December 31, 2010 and 2009 see Item 8, Note 11 to the Consolidated Financial Statements, “Losses and Loss Expenses.”

The decrease in the underwriting expense ratio in the year ended December 31, 2010 compared to the same period in 2009 was due to a decrease in the operating expense ratio of 1.1 points (18.2% as compared to 19.3%), and a decrease in the acquisition expense ratio of 0.3 points (11.8% as compared to 12.1%). The decrease in the operating expense ratio was as a result of costs savings associated with the Company’s expense reduction initiatives announced in the third quarter of 2008 and first quarter of 2009, including changes to the Company’s previously communicated operational transformation program. The decrease in the acquisition expense ratio is attributable to changes in business mix partially offset by the impact of higher commission rates in certain professional, casualty and middle market lines.

The increase in the underwriting expense ratio in the year ended December 31, 2009, compared to the same period in 2008, was due to an increase in the acquisition expense ratio of 0.5 points (12.1% as compared to 11.6%) combined with an increase in the operating expense ratio of 2.1 points (19.3% as compared to 17.2%). The increase in the acquisition expense ratio was primarily as a result of changes in the mix of business given the decreases in property and casualty lines which carry the lowest levels of acquisition cost. The increase in the operating expense ratio is attributable to the lower level of earned premium combined with the costs associated with the Company’s expense reduction initiatives announced in the third quarter of 2008 and first quarter of 2009 including changes to the Company’s previously communicated operational transformation program and the previously announced internal business realignment within the Insurance segment.

Net results from structured insurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Net results from these contracts the year ended December 31, 2010 have decreased compared to the same period in 2009. The modest decrease reflects the fact that this line of business is in run off.

Net results from structured insurance products for the year ended December 31, 2009 increased compared to the same period in 2008 mainly due to higher interest expense associated with an accretion rate adjustment based on changes in expected cash flows on one of the larger deposit accounted transactions recorded in 2008, lower operating expenses of this run-off line of business in 2009 and favorable development in the liability interest rate hedges in place, partially offset by lower net investment income as a result of lower yields combined with a lower average investment asset base.

Fee income and other decreased in the year ended December 31, 2010 compared to the same period in 2009 mainly as a result of lower engineering fee income associated with the Company’s loss prevention consulting services business coupled with other expenses in professional lines related to the cost of an endorsement facility with National Indemnity Company, under which National Indemnity Company issued endorsements to certain “Side A” directors and officers liability insurance policies underwritten by XL Specialty Insurance Company. For further information, see Item 8, Note 10, to the Consolidated Financial Statements, “Other Investments.” During the first quarter of 2010, management concluded that it did not require the $100 million extension to this endorsement facility and did not purchase the related payment obligation.

Fee income and other decreased in 2009 as compared to 2008 mainly as a result of lower engineering fee income associated with the Company’s loss prevention consulting services business coupled with other expenses in professional lines due to the cost of the National Indemnity facility.

Reinsurance

The following table summarizes the underwriting profit (loss) for this segment:

(U.S. dollars in thousands)	2010	% Change 2010 vs 2009	2009	% Change 2009 vs 2008	2008
Gross premiums written	$1,842,951	(0.9)%	$1,859,423	(17.7)%	$2,260,477
Net premiums written	1,538,438	4.6%	1,470,332	(16.1)%	1,753,467
Net premiums earned	1,501,999	(5.7)%	1,591,946	(20.1)%	1,993,206
Net losses and loss expenses	(706,298)	(8.2)%	(769,090)	(37.4)%	(1,229,554)
Acquisition costs	(321,008)	(7.4)%	(346,699)	(9.5)%	(383,136)
Operating expenses	(175,586)	(7.9)%	(190,596)	0.8%	(189,027)

Underwriting profit	$299,107	4.7%	$285,561	49.1%	$191,489
Net results – structured products	3,075	NM *	26,374	2.6%	25,694
Fee income and other	2,488	NM *	6,209	(32.9)%	9,260

*	NM – Not meaningful

Gross premiums written decreased by 0.9% while net premiums written increased by 4.6% during the year ended December 31, 2010 compared with the same period of 2009. Gross premiums written decreased by 2.2% when evaluated in the local currency. The gross premium written decrease was mainly from the North America property business where there have been lower premiums on a U.S. agricultural program due to a fall in commodity prices. In addition, the exit of certain casualty facultative markets, non renewed business, cancellations and certain reductions in price and capacity also contributed to the marginal reduction in gross premiums written. Offsetting the reduction was premium growth from the recapture of business lost during 2009 following ratings actions as well as new business in Europe, Bermuda and Asia and loss related premium adjustments in Europe. The increase in net premiums written was mainly due to the reduction in ceded written premiums as a result of a reduction in volume associated with the U.S. agricultural program already mentioned above, of which a significant portion was retroceded.

Gross and net premiums written decreased by 17.7% and 16.1%, respectively, in the year ended December 31, 2009 as compared to the same period in 2008. The decrease in gross premiums written was mainly a result of the Company’s focus on short-tail lines, certain lost renewals and reduced business as a result of the S&P ratings downgrade in December 2008, strategic decisions to exit certain lines of business and unfavorable foreign exchange rate movements. Partially offsetting these decreases were rate increases in certain lines of business including property catastrophe, marine and aviation lines. The decrease in net premiums written was due to the decrease in gross premiums written noted above partially offset by a reduction in ceded premiums as compared to the same period in 2008. This decrease was mainly as a result of the cancellation and non-renewal of Cyrus Re II at December 31, 2008 and a reduction in the ceded premium on the U.S. agricultural program. Cyrus Re II previously assumed a 10% cession of certain lines of property catastrophe reinsurance and retrocession business underwritten by certain operating subsidiaries of the Company.

Net premiums earned decreased by 5.7% in 2010 as compared to 2009 and by 20.1% in 2009 as compared to 2008. These decreases were primarily a reflection of the overall reduction of net premiums written over the last three years.

The following table presents the ratios for the Reinsurance segment for the last three years ended December 31:

	2010	2009	2008
Loss and loss expense ratio	47.0%	48.3%	61.7%
Underwriting expense ratio	33.1%	33.8%	28.7%

Combined ratio	80.1%	82.1%	90.4%

The loss and loss expense ratio includes net losses incurred in the reported year and any favorable or adverse prior year development of loss reserves held at the beginning of the year.

The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Reinsurance segment for the last three years ended December 31:

(U.S. dollars in millions)	2010	2009	2008
Property and other short-tail lines	$(145.8)	$(142.5)	$(138.4)
Casualty and other	(99.7)	(80.3)	(166.8)
Structured Indemnity	–	1.0	–

Total	$(245.5)	$(221.8)	$(305.2)

Loss and loss expense ratio excluding prior year development	63.4%	62.2%	77.0%

In addition, the following tables present the prior year (favorable) adverse development of the Company’s gross and net loss and loss expense reserves within the Reinsurance segment for the last three years ended December 31:

Gross:

(U.S. dollars in millions)	2010	2009	2008
Unpaid losses and loss expense reserves at the beginning of the year	$6,667	$7,278	$8,001
Net (favorable) adverse development of those reserves during the year	(284)	(257)	(444)

Unpaid losses and loss expense reserves re-estimated one year later	$6,383	$7,021	$7,557

Net:

(U.S. dollars in millions)	2010	2009	2008
Unpaid losses and loss expense reserves at the beginning of the year	$6,138	$6,559	$7,053
Net (favorable) adverse development of those reserves during the year	(245)	(222)	(305)

Unpaid losses and loss expense reserves re-estimated one year later	$5,893	$6,337	$6,748

Excluding prior year development, the loss ratio for the year ended December 31, 2010 increased by 1.2 loss percentage points as compared with the same period of 2009 attributable primarily to the impact of natural catastrophe losses and large loss events in 2010 compared to 2009. Excluding favorable prior year development, natural catastrophe losses and associated reinstatement premiums in both years ending December 31, the loss ratio decreased by 6.7 percentage points from 2009 to 2010. This improvement relates to changes in business mix as well as a lower level of loss activity in 2010 relative to 2009 in several lines including property, discontinued financial lines, and the professional and trade credit business related to the credit crisis.

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

For further information on the net favorable prior year reserve development of $245.5 million and $221.8 million for the years ended December 31, 2010 and 2009 see Item 8, Note 11 to the Consolidated Financial Statements, “Losses and Loss Expenses.”

The decrease in the underwriting expense ratio for the year ended December 31, 2010 compared to the same period in 2009 was due to a decrease in the acquisition expense ratio of 0.4 points (21.4% as compared to 21.8% in 2009), and by a decrease in the operating expense ratio of 0.3 points (11.7% as compared to 12.0% in 2009). The decrease in the acquisition expense ratio was a result of reduced net earned premiums in relation to the credit and bond book of business in Europe following a decision to exit these lines in 2010, which carries very high acquisition costs combined with reinstatement premium adjustments. The decrease in the operating expense ratio was as a result of costs savings associated with the Company’s expense reduction initiatives announced in the third quarter of 2008 and first quarter of 2009, including changes to the Company’s previously communicated operational transformation program.

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

Net results from structured reinsurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Net results from these products for the year ended December 31, 2010 decreased compared to the same period in 2009. This decrease was mainly due to higher interest expense associated with an accretion rate adjustment based on changes in expected cash flows on some of the larger deposit accounted transactions combined with lower net investment income as a result of lower yields and a smaller investment base which is reflective of the run off nature of this line of business.

Net results from structured reinsurance products for the year ended December 31, 2009 increased slightly compared to the same period in 2008 mainly due to lower operating expenses of this runoff line of business and continued favorable results from the liability interest rate hedges in place offset by lower net investment income as a result of lower yields and a smaller investment base.

Fee income and other decreased by $3.7 million in 2010 as compared 2009, which included the sale of underwriting year 2009 renewal rights for the European life, accident and health business.

Fee income and other decreased by $3.1 million during 2009 as compared to 2008 mainly as a result of fees associated with capacity utilization with certain Lloyd’s syndicates in 2008 that were not repeated in 2009.

Life Operations

During 2009, the Company completed a strategic review of its life reinsurance business. In relation to this initiative, the Company sold the renewal rights to its Continental European short-term life, accident and health business in December 2008. The Company also announced in March 2009 that it would run-off its existing book of U.K. and Irish traditional life and annuity business, and not accept new business. In addition, during July 2009, the Company entered into an agreement to sell its U.S. life reinsurance business. The transaction closed during the fourth quarter of 2009. In December 2009, the Company entered into an agreement to novate and recapture a number of U.K. and Irish term assurance and critical illness treaties. The transaction closed during the fourth quarter of 2009. During the first quarter of 2010, the Company entered into an agreement to recapture three U.K. and Irish term assurance treaties, and this transaction closed during March 2010. An agreement to recapture future premiums and liabilities on two retro pool treaties was consummated in November 2010.

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

The following table summarizes the contribution from the Life Operations segment:

(U.S. dollars in thousands)	2010	% Change 2010 vs 2009	2009	% Change 2009 vs 2008	2008
Gross premiums written	$411,938	(28.5)%	$576,162	(16.6)%	$690,915
Net premiums written	382,075	(28.3)%	532,852	(18.0)%	649,844
Net premiums earned	382,924	(31.0)%	555,101	(14.6)%	649,851
Claims and policy benefits	(513,833)	(24.2)%	(677,562)	(11.9)%	(769,004)
Acquisition costs	(49,104)	(36.8)%	(77,689)	(19.3)%	(96,280)
Operating expenses	(10,470)	(34.6)%	(16,009)	(51.7)%	(33,178)
Net investment income	313,172	(5.8)%	332,425	(13.2)%	382,995
Net fee income and other	249	(14.1)%	290	(17.1)%	350
Realized and unrealized (losses) on investments	(54,444)	(76.6)%	(232,375)	NM *	(40,128)

Contribution from Life Operations	$68,494	NM *	$(115,819)	NM *	$94,606

*	NM – Not Meaningful

The following table is an analysis of the Life Operations gross premiums written, net premiums written and net premiums earned for the last three years ended December 31:

(U.S. dollars in thousands)	2010			2009			2008
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Other Life	$256,703	$255,056	$255,905	$413,831	$400,345	$422,594	$498,387	$492,346	$492,353
Annuity	155,235	127,019	127,019	162,331	132,507	132,507	192,528	157,498	157,498

Total	$411,938	$382,075	$382,924	$576,162	$532,852	$555,101	$690,915	$649,844	$649,851

Gross premiums written relating to total life business decreased by $164.2 million in the year ended December 31, 2010 as compared to the same period in 2009 mainly due to a $122.1 million decrease as a result of the novation of a long-term care treaty and the novation/recapture of a number of term assurance treaties during the second half of 2009 and during the first and fourth quarters, 2010, including unfavorable foreign exchange movement of $16.7 million; $35.8 million from the sale of the U.S. business during the fourth quarter of 2009; and a $5.7 million decrease relating to short-term life, accident and health business in line with run-off expectations. Ceded premiums written decreased by $13.4 million due to run-off of the short-term life, accident and health business, and following the closure of the U.S. business in 2009.

Gross premiums written relating to other life business decreased by $157.1 million in year ended December 31, 2010 as compared to the same period in 2009. For the core underlying book of term assurance and critical illness cover, a decrease of $110.0 million in gross premiums written is due to novations and recaptures, and $12.1 million due to unfavorable foreign exchange rate movements; offset by premium growth in UK/Irish business of $7.1 million. Further, there were $35.8 million lower gross written premiums as a result of the sale of the U.S. business in 2009 and gross premiums written related to short-term life, accident and health business decreased by $5.7 million in line with run-off expectations.

Ceded premiums written decreased by $11.8 million in 2010 due to run-off from the short-term life, accident and health business and closure of the U.S. business in 2009.

Gross premiums written relating to annuity business decreased by $7.1 million during the year ended December 31, 2010 as compared to the same period in 2009 mainly due to unfavorable foreign exchange rate movements of $6.5 million and $0.6 million lower premiums from expected premium movements as defined by the treaties. Ceded premiums written decreased by $1.6 million.

Gross premiums written relating to other life business decreased by $84.6 million in the year ended December 31, 2009 as compared to the same period in 2008. For the core underlying book of term assurance and critical illness cover, unfavorable foreign exchange rate movements of $37.1 million were partially offset by premium growth in U.K./Irish business of $38.7 million and premium growth in U.S. business of $3.2 million. In addition, gross premiums written related to short-term life, accident and health business decreased by $79.7 million primarily as the renewal rights for this business were sold in late 2008.

Gross premiums written relating to annuity business decreased by $30.2 million during the year ended December 31, 2009 as compared to the same period in 2008 mainly due to unfavorable foreign exchange rate movements of $26.5 million and $3.7 million lower premiums from annuity business which decrease through time as defined by the treaties. Ceded premiums written were roughly consistent with the prior year.

Net premiums earned in the year ended December 31, 2010 decreased 31.0% as compared to the same period in 2009 and in the year ended December 31, 2009 decreased by 14.6% as compared to the same period in 2008. The decreases in 2009 and 2008 were consistent with the movements in total gross and net premiums written as described above.

Changes in claims and policy benefit reserves were generally consistent with movements in gross and net premiums written. Claims and policy benefit reserves decreased by $163.7 million or 24.2% in the year ended December 31, 2010 as compared to the same period in 2009, primarily as a result of the factors noted above affecting gross and net premiums written. Claims and policy benefit reserves decreased by $91.4 million or 11.9% in the year ended December 31, 2009 as compared to the same period in 2008, primarily as a result of the factors noted above affecting gross and net premiums written.

For the year ended December 31, 2010, acquisition costs decreased by 36.8% as compared to the same period in 2009, largely as a result of the absence of novated/recaptured treaties from the core long-term portfolio and the absence of the U.S. business this year; as well as decreases in line with run-off expectations. Operating expenses decreased by 34.6% in the twelve months ended December 31, 2010 as compared to the same period in the prior year mainly due to lower compensation expenses resulting from lower headcount and lower costs related to acquisition of new business.

Acquisition costs in 2009 decreased by 19.3% as compared to the same period in 2008, largely as a result of the lower renewal premiums associated with the short-term life, accident and health business and favorable foreign exchange rate impacts. Operating expenses decreased by 51.7% in the twelve months ended December 31, 2009 as compared to the same period in the prior year mainly due to lower compensation expenses resulting from lower headcount and lower costs relating to acquisition of new business.

Net investment income is included in the calculation of contribution from Life Operations, as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. Net investment income decreased by $19.3 million or 5.8% in the year ended December 31, 2010, as compared to the same period in 2009, primarily as a result of negative exchange impact, as well as the absence of U.S. business this year.

Net investment income decreased by $50.6 million or 13.2% in 2009 as compared to 2008, primarily as a result of negative foreign exchange rate impacts and partially offset by higher net investment income associated with the growth in the average size of the investment assets balances due to premiums associated with regular premium business.

Syncora

For further information on Syncora, see “Results of Operations” and “Other Revenues and Expenses” within Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, see Item 8, Notes 4 and 9 to the Consolidated Financial Statements, “Syncora Holdings Ltd (“Syncora”)” and “Investments in Affiliates,” for further information.

Investment Activities

The following table illustrates the change in net investment income from property and casualty operations, net income (loss) from investment fund affiliates, net realized (losses) on investments, and net realized and unrealized (losses) on investment and other derivative instruments for each of the three years ended December 31:

(U.S. dollars in thousands)	2010	% Change 2010 vs 2009	2009 (5)	% Change 2009 vs 2008	2008 (5)
Net investment income – P&C operations (1)	$884,866	(10.4)%	$987,398	(28.8)%	$1,385,982
Net income (loss) from investment fund affiliates (2)	51,102	(35.2)%	78,867	NM *	(277,696)
Net realized (losses) on investments (3)	(270,803)	NM *	(921,437)	4.2%	(962,054)
Net realized and unrealized (losses) on investment and other derivative instruments (4)	(33,843)	0.6%	(33,647)	54.1%	(73,368)

(1)	Net investment income relating to P&C operations includes the net investment income related to the net results from structured products.

(2)

The Company records the income related to alternative fund affiliates on a one-month lag and the private investment fund affiliates on a three-month lag in order for the Company to meet the accelerated filing deadlines.

(3)

Results up to and including March 31, 2009 include charges for OTTI related to the non-credit impairment of unrealized losses. From April 1, 2009, the non-credit impairment is excluded from realized losses.

(4)	For a summary of realized and unrealized gains and losses on all derivative instruments, see Item 8, Note 16 to the Consolidated Financial Statements, “Derivative Instruments.”

(5)	Certain reclassifications have been made to conform to current year presentation.

*	NM – Not meaningful

Net investment income related to P&C operations decreased in the year ended December 31, 2010 by $102.5 million as compared to the same period in 2009 due primarily to declining portfolio yields. Overall, portfolio yields have decreased as a result of the impact of declines in U.S. interest rates. Net investment income related to P&C operations decreased in the year ended December 31, 2009 as compared to the same period in 2008 by $398.6 million due primarily to the declining portfolio yields as outlined above.

Net income from investment fund affiliates includes earnings from the Company’s investments in closed-end investment funds and partnerships and similar vehicles that are accounted for under the equity method.

Net income from investment fund affiliates decreased in the year ended December 31, 2010 compared to the same period of 2009. These results reflect solid results from the Company’s private investment portfolio for 2010, as compared to a loss during 2009, offset by earnings from alternative funds, which were lower than the results during 2009. Performance in alternative funds in 2009 was particularly strong.

Net income from investment fund affiliates in the year ended December 31, 2009 resulted from the significant improvement in market sentiment and rallies in risk assets. Credit sensitive and relative value managers particularly benefited from tightening credit spreads and normalization of previously dislocated relative value relationships. Volatility remained high relative to historical levels, allowing alternative managers to be more opportunistic and take advantage of pricing dislocations, but offset by the negative mark-to-market in the Company’s private investment portfolio reflecting fair value adjustments, particularly during the fourth quarter of 2008.

Net loss from investment fund affiliates in the year ended December 31, 2008 reflected negative returns in the company’s alternative portfolio as a result of broad-based market declines, extreme volatility, a sharp pull-back in the availability of credit and short sale restrictions resulting from the market credit crisis.

Investment Performance

The Company manages its fixed income securities in accordance with investment authorities approved by the Risk and Finance Committee of the Board of Directors. The following is a summary of the investment portfolio returns for the years ended December 31, 2010 and 2009 of the fixed income portfolio and non- fixed income portfolios:

	2010 (1)		2009 (1)
Fixed income Portfolio
USD fixed income portfolio	6.6%		7.9%
GBP fixed income portfolio	5.7%		11.2%
EUR fixed income portfolio	5.1%		7.9%
Other Portfolios
Alternative portfolio (2)	6.2%		16.0%
Equity portfolio (3)	NM	*	(8.2)%
High-Yield fixed income portfolio	8.4%		47.1%

(1)

Portfolio returns are calculated by dividing the sum of the net investment income or net income from investment fund affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio. Performance is measured in either the underlying asset currency or the functional currency.

(2)	Performance on the alternative portfolio reflects the twelve months ended November 30, 2010 and 2009, respectively.

(3)	Equity portfolio is negligible in 2010 and, accordingly, performance returns are not presented.

*	NM – Not meaningful

Net Realized Gains and Losses on Investments and Other than Temporary Declines in the Value of Investments

For the year ended December 31, 2010, net realized losses of $270.8 million included net realized losses of $65.7 million from sales of investments and $205.1 million related to other-than-temporary impairments of certain of the Company’s fixed income, equity and other investments.

The significant components of the net impairment charges of $205.1 million consist of:

•

For structured credit securities, the Company recorded net impairments of $118.5 million principally on non-agency RMBS securities for the year ended December 31, 2010. The Company determined that the likely recovery on these securities was below the carrying value, and, accordingly, impaired the securities to the discounted value of the cash flows of these securities.

•

For corporate securities, excluding medium term notes backed primarily by investment grade European credit, the Company recorded net impairments totaling $3.5 million for the year ended December 31, 2010.

In addition the Company recorded impairments totaling $11.6 million for the year ended December 31, 2010 in relation to medium term notes backed primarily by investment grade European credit. Management has concluded that, following recent credit spread movements since 2009, future yields within the supporting collateral were not sufficient to support the previously reported amortized cost.

•

For the non-equity accounted alternative and private investment security portfolios, the Company recorded impairments of $7.4 million for the year ended December 31, 2010 because the holdings were impaired by more than 50% of amortized cost.

•	For equities, the Company recorded impairments of $0.8 million for the year ended December 31, 2010.

•	The Company recorded impairments of $10.8 million related to currency losses for the year ended December 31, 2010.

•

As a result of its intent to sell these securities, the Company recorded impairments totaling $25.3 million in relation to medium term notes backed primarily by investment grade European credit and impairments totaling $27.2 million in relation to subordinated Irish bank debt.

Net realized losses in the year ended December 31, 2009 included net realized losses of $812.5 million related to the write-down of certain of the Company’s fixed income, equity and other investments with respect to which the Company determined that there was an other-than-temporary decline in the value of those investments as well as net realized losses of $98.1 million from sales of investments and net realized losses of $10.9 million from the sale of the U.S. life reinsurance business.

Net realized losses on investments in the twelve months ended December 31, 2008 included net realized losses of approximately $1,023.6 million related to the other-than-temporary impairments of certain of the Company’s fixed income, equity and other investments, including those relating to Lehman, where the Company determined that there was an other than temporary decline in the value of those investments, including a charge of $400.0 million related to assets for which the Company could no longer assert its intent to hold until recovery. Although management believed that these securities were likely to recover to their current amortized cost, it determined that these securities were at-risk for further mark-to-market declines, and potentially real economic losses, to the extent that economic conditions were to deteriorate further than present estimates and the Company’s allocation to these asset classes was overweight relative to a traditional P&C investment portfolio.

Net Realized and Unrealized Gains and Losses on Derivatives

Net realized and unrealized losses on investment derivatives for the years ended December 31, 2010, 2009 and 2008 resulted from the Company’s investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments. Derivative losses in 2010 and 2009 relate primarily to the impact of tightening credit spreads on certain credit derivatives purchased within the investment portfolio. In 2008, derivative losses were driven by foreign currency exchange losses recognized on a sterling forward currency contract hedging U.S. dollar assets supporting U.K. sterling liabilities in the life operations during the year.

For a further discussion see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and “– Liquidity and Capital Resources.”

Other Revenues and Expenses

The following table sets forth other revenues and expenses of the Company for each of the three years ended December 31:

(U.S. dollars in thousands)	2010	% Change 2010 vs 2009		2009	% Change 2009 vs 2008		2008
Net income (loss) from operating affiliates (1)	$121,372	NM	*	$60,480	NM	*	$(1,458,246)
Exchange (gains) losses	(10,161)	NM	*	84,813	NM	*	(184,454)
Corporate operating expenses	90,686	(15.9)%		107,877	(35.9)%		168,324
Extinguishment of debt	–	NM	*	–	NM	*	22,527
Interest expense (2)	159,118	(7.9)%		172,764	(16.3)%		206,455
Impairment of goodwill	–	NM	*	–	NM	*	989,971
Loss on settlement of guarantee	23,500	NM	*	–	NM	*	–
Amortization of intangible assets	1,858	1.2%		1,836	(38.1)%		2,968
Income tax expense	162,737	35.3%		120,307	(45.9)%		222,578

(1)	The Company records the income related to certain operating affiliates on a three-month lag in order for the Company to meet accelerated filing deadlines.

(2)	Interest expense does not include interest expense related structured products as reported within the Insurance and Reinsurance segments.

*	NM – Not meaningful

The following table sets forth the net income (loss) from operating affiliates for each of the three years ended December 31:

(U.S. dollars in thousands)	2010	% Change 2010 vs 2009	2009	% Change 2009 vs 2008	2008
Net income (loss) from financial operating affiliates	$53,031	NM *	$3,629	100.2%	$(1,503,474)
Net income from investment manager affiliates	40,180	127.0%	17,698	63.0%	10,860
Net income from other strategic operating affiliates	28,161	(28.1)%	39,153	13.9%	34,368

Total	$121,372	100.7%	$60,480	104.1%	$(1,458,246)

*	NM – Not meaningful

Financial operating affiliate income increased during the year ended December 31, 2010 as compared to the same period of 2009 due to the sale of a significant portion of the Company’s shareholding in Primus Guaranty Ltd. For further information on the sale of Primus shares, see Note 9 to the Consolidated Financial Statements, “Investments in Affiliates.”

Financial operating affiliate income increased during the year ended December 31, 2009 as compared to the same period of 2008 as a result of the Company’s disposition of its interest in Syncora. During the year ended December 31, 2008, the Company recorded $1.4 billion in losses related to reinsurance and guarantee arrangements with Syncora. For further details relating to Syncora and the closing of the Master Agreement, see Note 4 to the Consolidated Financial Statements, “Syncora Holdings Ltd. (“Syncora”).”

Investment manager affiliate income increased during the year ended December 31, 2010 as compared to the same period of 2009 primarily as a result of positive capital market conditions since the fourth quarter of 2009 compared to the challenging conditions for alternative asset managers reported in the fourth quarter of 2008 and first two quarters of 2009. Managers have generally benefited in the past year from higher asset levels and, where they charge incentive fees, from a return above their high-water-marks, where new incentive fees are earned. Finally, the Company also benefited from a $4.4 million gain associated with the sale of its stake in one of the investment manager affiliates in the first quarter of 2010.

Investment manager affiliate income increased by 63.0% during the year ended December 31, 2009 as compared to the same period in 2008 primarily as a result of the improved conditions for alternative asset managers in the second half of 2009 resulting in higher accrued fees. The Company also benefited from a modest gain associated with its withdrawal at the end of 2009 from one of its investment manager affiliates.

Income from other strategic operating affiliates decreased during the year ended December 31, 2010 as compared to the same period of 2009 mainly due to lower earnings in 2010 relating to an insurance affiliate which largely writes direct U.S. homeowners insurance and lower earnings due to the sale of the Company’s Brazilian joint venture ITAU XL Seguros Corporativos S.A. during the second quarter of 2010.

As a result of improving market conditions, there were small increases across the strategic operating affiliates portfolio, which increased income by 13.9% in the year ended December 31, 2009 over the same period of 2008.

Foreign exchange gains in the year ended December 31, 2010 were marginal as a result of a limited overall movement in the value of the U.S. dollar during the period. The U.S. dollar was stronger against the Euro, while weakening against the Swiss franc, Canadian dollar and Brazilian real. In the year ended December 31, 2009, the U.S. dollar weakened against all of the Company’s major currency exposures, particularly the Canadian dollar and U.K. sterling, generating a loss for that period.

Corporate operating expenses decreased by 15.9% during the year ended December 31, 2010 as compared to 2009 primarily as a result of the restructuring costs incurred during 2009.

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

Interest expense includes costs related to the Company’s debt and collateral facilities as well as certain deposit liability accretion which is not included in Net investment results – structured products. Interest expense for the year ended December 31, 2010 as compared to the same period in 2009 decreased as a result of the Company’s debt hedging activities where the effective portion of the hedging relationship is amortizing through interest expense over the remaining term of the debt.

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

Due to the financial market and economic events that occurred in the fourth quarter of fiscal 2008, the Company performed an interim impairment test for goodwill subsequent to its annual testing date of June 30. The interim impairment test resulted in a non-cash goodwill impairment charge of approximately $990.0 million. For further information, see Item 8, Note 7 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets,” and see further discussion under “Critical Accounting Policies and Estimates.”

As part of the continued management of certain legacy financial businesses, which were put into run-off in 2008, in the second quarter of 2010, management was successful in commuting the Company’s exposure to EIB. For further information on the loss on settlement of this guarantee, see Item 8, Note 19(h) to the Consolidated Financial Statements, “Financial and Other Guarantee Exposures.”

Amortization of intangible assets was flat for the year ended December 31, 2010 as compared to the same period in 2009 but increased in 2008 as a result of the increase in intangible assets related to the XL GAPS acquisition in 2007.

The increase in the Company’s income taxes in 2010 as compared to 2009 arose principally from the increase in the profitability of the Company’s U.S. and European operations in 2010. The decrease in the Company’s income taxes in 2009 as compared to 2008 arose principally from the decrease in the profitability of the Company’s U.S. and European operations. See “Critical Accounting Policies and Estimates” and Item 8, Note 24 to the Consolidated Financial Statements, “Taxation.”

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

At December 31, 2010 and 2009, total investments, cash and cash equivalents, accrued investment income and net receivable for investments sold were $35.8 billion and $35.9 billion, respectively. The following table summarizes the composition of the Company’s invested assets at December 31, 2010 and 2009:

(U.S. dollars in thousands)	Carrying value 2010 (1)	Percent of Total	Carrying Value 2009 (1)	Percent of Total
Cash and cash equivalents	$3,022,868	8.4%	$3,643,697	10.2%
Net receivable (payable) for investments sold	(12,599)	0.0%	47,638	0.1%
Accrued investment income	350,091	1.0%	350,055	1.0%
Short-term investments	2,048,607	5.7%	1,777,360	5.0%
Fixed maturities, available for sale:
U.S. Government and Government- Related/Supported	2,127,491	5.9%	2,664,625	7.4%
Corporate	10,360,883	29.0%	9,799,000	27.3%
Residential mortgage-backed securities – Agency	5,164,746	14.4%	6,228,501	17.4%
Residential mortgage-backed securities – Non- Agency	1,021,088	2.9%	1,421,315	4.0%
Commercial mortgage-backed securities	1,172,507	3.3%	1,216,799	3.4%
Collateralized debt obligations	733,663	2.1%	698,561	1.9%
Other asset-backed securities	948,831	2.7%	1,167,985	3.3%
U.S. States and political subdivisions of the States	1,351,677	3.8%	913,473	2.5%
Non-U.S. Sovereign Government, Supranational and Government-Related	2,663,293	7.3%	3,401,773	9.5%

Total fixed maturities, available for sale	$25,544,179	71.4%	$27,512,032	76.7%
Fixed maturities, held to maturity:
U.S. Government and Government- Related/Supported (2)	10,541	0.0%	–	–%
Corporate	1,337,797	3.8%	–	–%
Residential mortgage-backed securities – Non- Agency	82,763	0.2%	–	–%
Other asset-backed securities	287,109	0.8%	–	–%
Non-U.S. Sovereign Government, Supranational and Government-Related (2)	1,010,125	2.8%	546,067	1.5%

Total fixed maturities, held to maturity	2,728,335	7.6%	546,067	1.5%
Equity securities	84,767	0.2%	17,779	0.0%
Investments in affiliates	1,069,028	3.0%	1,185,604	3.3%
Other investments	951,723	2.7%	783,189	2.2%

Total investments and cash and cash equivalents	$35,786,999	100%	$35,863,421	100.0%

(1)	Carrying value represents the fair value for available for sale fixed maturities and amortized cost for held to maturity securities.

(2)

U.S. Government and Government-Related/Supported and Non U.S. Sovereign Government, Supranational and Government-Related include government-related securities with an amortized cost of $319.8 million and fair value of $329.0 million and U.S. Agencies with an amortized cost of $130.2 million and fair value of $140.1 million.

The Company reviews on a regular basis its issuer concentration, credit quality and compliance with established guidelines. At December 31, 2010 and 2009, the average credit quality of the Company’s aggregate fixed income portfolio (including fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased) was “AA.” At December 31, 2010, approximately 51.9% of the aggregate fixed income portfolio (including fixed maturities, short-term investments, cash and cash equivalents and net receivable for investments sold) was rated “AAA” by one or more of the principal ratings agencies. Approximately 3.5% of the aggregate fixed income portfolio was below investment grade or not rated.

Refer to “Results of Operations” for further discussion surrounding the impact of credit market movements on the Company’s investment portfolio and exposure to sub-prime related assets.

Gross and Net Unrealized Gains and Losses on Investments

At December 31, 2010, the Company had net unrealized losses on available for sale fixed maturities and short-term investments of $180.5 million, net unrealized gains on equity securities of $28.0 million and $14.3 million on its held-to-maturity portfolio. Of these amounts, gross unrealized losses on fixed maturities and short-term investments and equities were $994.8 million and $0.1 million, respectively. At December 31, 2009, the Company had net unrealized losses on fixed maturities and short-term investments of $1,276.3 million and net unrealized gains on equity securities of $5.4 million. Of these amounts, gross unrealized losses on fixed maturities and short-term investments and equities were $1,847.9 million and $0.4 million, respectively. The impact of decreasing government rates during the twelve months ended December 31, 2010 was the primary reason for the improvement in the net unrealized position on fixed maturities and short-term investments combined with tightening credit spreads and net realized losses over the course of the year. The decrease in gross unrealized losses during the year ended December 31, 2010 is driven by a combination of tightening credit spreads and realized losses. The information shown below about the unrealized losses on the Company’s investments at December 31, 2010 and 2009 may affect future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary.

The following is an analysis of how long each of those investment securities with a gross unrealized loss at December 31, 2010 and 2009 had been in a continual unrealized loss position:

Type of Securities (U.S. dollars in thousands)	Length of time in a continual unrealized loss position	Amount of unrealized loss at December 31, 2010	Amount of unrealized loss at December 31, 2009
Fixed-Maturities and Short-Term Investments	Less than six months	$122,444	$160,313
	At least 6 months but less than 12 months	31,915	93,474
	At least 12 months but less than 2 years	71,866	466,656
	2 years or more	768,539	1,127,407

	Total	$994,764	$1,847,850

Equities	Less than six months	$53	$17
	At least 6 months but less than 12 months	–	341

	Total	$53	$358

At December 31, 2010 and 2009, the following table sets forth the maturity profile of the fixed income securities that were in a gross unrealized loss position:

Maturity profile in years of fixed income securities in a gross unrealized loss position (U.S. dollars in thousands)	Amount of unrealized loss at December 31, 2010	Amount of unrealized loss at December 31, 2009
Less than 1 year remaining	$29,446	$6,736
At least 1 year but less than 5 years remaining (1)	125,169	175,142
At least 5 years but less than 10 years remaining (1)	57,457	93,427
More than 10 years but less than 20 years remaining (1)	68,429	92,321
At least 20 years or more remaining (1)	196,447	331,807
Residential mortgage-backed securities – Agency	8,628	37,921
Residential mortgage-backed securities – Non-Agency	262,009	608,236
Commercial mortgage-backed securities	18,420	67,910
Collateralized debt obligations	197,377	341,467
Other asset-backed securities	31,382	92,883

Total	$994,764	$1,847,850

(1)	Hybrids are allocated on the call date and medium term notes are allocated on contractual maturity.

The following table details the Company’s corporate credit exposures by certain asset classes as well as ratings levels within the Company’s aggregate fixed income portfolio and the current net unrealized (loss) position as at December 31, 2010 and 2009:

(U.S. dollars in millions)
As at December 31, 2010:	AAA	AA	A	BBB	BB & Below	Total
Financials
Fair value	$579.2	$1,434.1	$1,904.6	$480.2	$38.2	$4,436.3
Net unrealized gain (loss)	$7.9	$6.3	$(80.7)	$(73.0)	$(1.6)	$(141.1)
Non-Financials
Fair value	$197.0	$1,751.7	$4,666.7	$1,170.7	$345.5	$8,131.6
Net unrealized gain (loss)	$2.2	$39.0	$107.6	$(7.2)	$8.2	$149.8
Total
Fair value	$776.2	$3,185.8	$6,571.3	$1,650.9	$383.7	$12,567.9
Net unrealized gain (loss)	$10.1	$45.3	$26.9	$(80.2)	$6.6	$8.7
As at December 31, 2009:
Financials
Fair value	$382.4	$925.3	$2,093.2	$515.4	$33.1	$3,949.4
Net unrealized (loss)	$(2.0)	$7.6	$(186.7)	$(112.3)	$(4.8)	$(298.2)
Non-Financials
Fair value	$96.1	$1,412.6	$3,363.4	$1,254.4	$397.2	$6,523.7
Net unrealized (loss)	$2.3	$6.0	$28.0	$(53.4)	$1.3	$(15.8)
Total
Fair value	$478.5	$2,337.9	$5,456.6	$1,769.8	$430.3	$10,473.1
Net unrealized (loss)	$0.3	$13.6	$(158.7)	$(165.7)	$(3.5)	$(314.0)

At December 31, 2010, approximately $1.6 billion of the Company’s $4.4 billion in corporate financial sector securities was held in the portfolios supporting the Company’s life reinsurance business. Management completed a strategic review of the Company’s life reinsurance business, which is now in run-off. The assets associated with that business are more heavily weighted towards longer term securities from financial institutions, including Tier One and Upper Tier Two securities, with a fair value of $0.6 billion representing committed term debt and hybrid instruments senior to the common and preferred equity of the financial institutions, and accounted for $112.8 million of the Company’s net unrealized loss as at December 31, 2010. As at December 31, 2010, subordinated debt securities (including Lower Tier Two) had a fair value of $0.5 million and a net unrealized loss of $30.4 million. At December 31, 2010 approximately 40% of the overall sensitivity to interest rate risk (based on an immediate hypothetical +100 basis point adverse parallel shift in global bond curves) and approximately 32% to credit risk (based on an immediate hypothetical +100 basis point increase in all global corporate and structured credit spreads) was related to the Life operations portfolio. However, excluding the Life operations portfolio’s held to maturity fixed maturities, the sensitivity to interest rate risk decreases to approximately 22% of the overall sensitivity and decreases to approximately 19% of the overall sensitivity to credit spread risk. This portfolio only accounts for 19.1% of the aggregate fixed income portfolio.

The following table details the Company’s structured credit exposures by certain asset classes as well as ratings levels within the Company’s aggregate fixed income portfolio and the current net unrealized gain (loss) position as at December 31, 2010 and 2009:

(U.S. dollars in millions)
As at December 31, 2010:	Current Rating
	AAA	AA	A	BBB	BB & Below	Total
CMBS
Fair value	$972.8	$154.7	$17.6	$8.5	$23.8	$1,177.4
Net unrealized gain (loss)	$38.2	$4.7	$(3.8)	$(0.4)	$(1.0)	$37.7
Non-Agency RMBS
Fair value	$255.6	$137.8	$107.8	$103.3	$502.9	$1,107.4
Net unrealized (loss)	$(15.6)	$(13.1)	$(23.8)	$(32.4)	$(150.5)	$(235.4)
Core CDOs (1)
Fair value	$30.9	$115.0	$285.4	$104.2	$198.0	$733.5
Net unrealized gain (loss)	$(2.6)	$(17.1)	$(57.1)	$(32.8)	$(77.0)	$(186.6)
Other Asset & Mortgage Backed Securities
Fair value	$793.2	$145.7	$177.2	$100.7	$31.3	$1,248.1
Net unrealized gain (loss)	$8.8	$(1.4)	$(4.6)	$(7.1)	$(14.7)	$(19.0)
Agency RMBS
Fair value	$5,237.6	$–	$–	$–	$–	$5,237.6
Net unrealized gain (loss)	$146.0	$–	$–	$–	$–	$146.0
Total
Fair value	$7,290.1	$553.2	$588.0	$316.7	$756.0	$9,504.0
Net unrealized gain (loss)	$174.8	$(26.9)	$(89.3)	$(72.7)	$(243.2)	$(257.3)
As at December 31, 2009:
CMBS
Fair value	$1,033.0	$144.2	$21.0	$9.3	$15.5	$1,223.0
Net unrealized gain (loss)	$(23.3)	$(15.0)	$(7.0)	$(0.9)	$(11.8)	$(58.0)
Non-Agency RMBS
Fair value	$247.8	$182.4	$128.6	$120.7	$542.1	$1,221.6
Net unrealized gain (loss)	$(34.0)	$(67.2)	$(80.8)	$(60.3)	$(328.3)	$(570.6)
Core CDOs (1)
Fair value	$70.5	$146.2	$252.1	$77.2	$154.9	$700.9
Net unrealized gain (loss)	$(15.0)	$(34.2)	$(100.1)	$(39.7)	$(144.3)	$(333.3)
Other Asset & Mortgage Backed Securities
Fair value	$811.4	$182.3	$256.2	$127.1	$33.2	$1,410.2
Net unrealized gain (loss)	$(15.9)	$(16.0)	$(15.4)	$(26.9)	$(25.9)	$(100.1)
Agency RMBS
Fair value	$6,256.6	$–	$–	$–	$–	$6,256.6
Net unrealized gain (loss)	$64.4	$–	$–	$–	$–	$64.4
Total
Fair value	$8,419.3	$655.1	$657.9	$334.3	$745.7	$10,812.3
Net unrealized gain (loss)	$(23.8)	$(132.4)	$(203.3)	$(127.8)	$(510.3)	$(997.6)

(1)	The Company defines Core CDOs as investments in non-mortgage collateralized debt obligations, primarily consisting of collateralized loan obligations.

The following table details the current exposures to non-Agency RMBS and Core CDOs within the Company’s aggregate fixed income portfolio as well as the current net unrealized gain (loss) positions as at December 31, 2010 and 2009:

(U.S. dollars in thousands)
	As at December 31, 2010			As at December 31, 2009
	Holding at Fair Value	Percent of Fixed Income Portfolio	Net Unrealized Gain (Loss)	Holding at Fair Value	Percent of Fixed Income Portfolio	Net Unrealized Gain (Loss)
Non-Agency RMBS:
Sub-prime first lien mortgages	$395,100	1.2%	$(142,395)	$377,609	1.1%	$(252,745)
Alt-A mortgages	198,005	0.6%	(53,667)	316,795	0.9%	(209,731)
Second lien mortgages (including sub-prime second lien mortgages)	33,069	0.1%	(7,830)	37,776	0.1%	(19,920)
ABS CDOs with sub-prime collateral	3,193	–%	541	5,429	–%	32
Prime RMBS	311,569	0.9%	(28,235)	484,004	1.4%	(88,153)
Other assets	166,489	0.5%	(3,838)	199,702	0.6%	(22,040)

Total exposure to Non-Agency RMBS	$1,107,425	3.3%	$(235,424)	$1,421,315	4.1%	$(592,557)

Core CDOs	$733,488	2.2%	$(186,636)	$698,561	2.1%	$(333,257)

At December 31, 2010, the Company’s Non-Agency RMBS exposures had adequate underlying loan characteristics and the Company believed at such date that the current amortized cost levels were at or below the discounted cash flow value of the holdings, based on an analysis of subordination levels relative to current expectations of house price declines, loss severities and default levels. During the year, net unrealized losses have decreased by $146.6 million due to the improvement in market value of these asset holdings in addition to sales. The Company had Non-Agency RMBS, with a fair value of approximately $681.0 million downgraded during the year ended December 31, 2010. However, 54.6% of the Company’s holdings remain rated investment grade at December 31, 2010.

For a discussion on the significant drivers of the gross unrealized losses at December 31, 2010, see Item 8, Note 8 to the Consolidated Financial Statements “Investments,” for further information.

The following table summarizes the fair value, gross unrealized losses, credit rating and asset class of securities in a gross unrealized loss position within the Company’s structured credit and corporate portfolios, which comprised 87.7% of the Company’s total gross unrealized loss position of $1.0 billion at December 31, 2010. The remaining gross unrealized loss is related to government and government-related/supported securities and is driven by foreign exchange and spread widening on agencies.

(U.S. dollars in millions)
Corporate	AAA	AA	A	BBB	BB & Below	Total
Financials (1)
Fair value	$173.4	$444.4	$920.9	$409.7	$28.2	$1,976.6
Gross unrealized loss (3)	$(3.3)	$(18.7)	$(121.8)	$(76.4)	$(3.5)	$(223.7)
Non-Financials (2)
Fair value	$72.7	$292.8	$1,039.2	$425.8	$153.4	$1,983.9
Gross unrealized loss (3)	$(2.9)	$(14.4)	$(45.9)	$(59.3)	$(7.0)	$(129.5)
Total
Fair value	$246.1	$737.2	$1,960.1	$835.5	$181.6	$3,960.5
Gross unrealized loss (3)	$(6.2)	$(33.1)	$(167.7)	$(135.7)	$(10.5)	$(353.2)
% Impaired (of amortized cost) (3)	(2.5)%	(4.4)%	(8.0)%	(14.2)%	(5.6)%	(8.3)%

Structured Credit	AAA	AA	A	BBB	BB & Below	Total
CMBS
Fair value	$67.7	$15.5	$13.7	$6.1	$13.4	$116.4
Gross unrealized loss (3)	$(4.8)	$(1.6)	$(4.0)	$(0.6)	$(7.3)	$(18.3)
Non-Agency RMBS
Fair value	$215.4	$78.3	$87.9	$88.5	$414.4	$884.5
Gross unrealized loss (3)	$(16.5)	$(14.4)	$(25.1)	$(34.1)	$(170.7)	$(260.8)
Core CDOs (4)
Fair value	$30.9	$114.5	$284.9	$104.2	$183.7	$718.2
Gross unrealized loss (3)	$(2.6)	$(17.2)	$(57.1)	$(32.8)	$(86.6)	$(196.3)
Other Asset & Mortgage Backed Securities
Fair value	$157.7	$52.3	$30.0	$83.2	$29.7	$352.9
Gross unrealized loss (3)	$(5.0)	$(1.9)	$(4.9)	$(7.9)	$(15.4)	$(35.1)
Agency RMBS
Fair value	$315.5	$–	$–	$–	$–	$315.5
Gross unrealized loss (3)	$(8.6)	–	–	–	–	$(8.6)
Total
Fair Value	$787.2	$260.6	$416.5	$282.0	$641.2	$2,387.5
Gross unrealized loss (3)	$(37.5)	$(35.1)	$(91.1)	$(75.4)	$(280.0)	$(519.1)
% Impaired (of amortized cost) (3)	(4.6)%	(11.9)%	(18.0)%	(21.2)%	(30.5)%	(17.9)%

(1)

Included in the gross unrealized losses on corporate financials are gross unrealized losses of $143.9 million on Tier One and Upper Tier Two securities of financial institutions (“Hybrids”), as well as $50.5 million of unrealized losses on subordinated debt with a fair value of $1.0 billion.

(2)

Included within Corporate are certain medium term notes supported primarily by pools of European credit with varying degrees of leverage. The notes have a fair value of $454.8 million and an amortized cost of $504.6 million. These securities have been allocated ratings of the underlying pool of collateral. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

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

The following table summarizes the fair value, gross unrealized losses, credit rating and asset class of securities in a gross unrealized loss position within the Company’s structured credit and corporate portfolios, which comprised $1.7 billion of the Company’s total gross unrealized loss position of $1.8 billion at December 31, 2009:

(U.S. dollars in millions)
Corporate	AAA	AA	A	BBB	BB & Below	Total
Financials (1)
Fair value	$160.7	$280.5	$1,389.4	$474.7	$21.2	$2,326.5
Gross unrealized loss (3)	$(8.4)	$(19.8)	$(215.5)	$(114.7)	$(9.2)	$(367.6)
Non-Financials (2)
Fair value	$24.3	$536.8	$1,267.7	$532.7	$174.8	$2,536.3
Gross unrealized loss (3)	$(0.4)	$(30.5)	$(70.0)	$(94.5)	$(20.5)	$(215.9)
Total
Fair value	$185.0	$817.3	$2,657.1	$1,007.4	$196.0	$4,862.8
Gross unrealized loss (3)	$(8.8)	$(50.3)	$(285.5)	$(209.2)	$(29.7)	$(583.5)
% Impaired (of amortized cost) (3)	(4.6)%	(5.9)%	(9.9)%	(17.5)%	(13.4)%	(10.9)%

Structured Credit	AAA	AA	A	BBB	BB & Below	Total
CMBS
Fair value	$623.2	$142.2	$14.7	$4.3	$9.1	$793.5
Gross unrealized loss (3)	$(29.6)	$(15.4)	$(8.0)	$(1.3)	$(13.6)	$(67.9)
Non-Agency RMBS
Fair value	$235.4	$172.1	$123.3	$114.0	$523.2	$1,168.0
Gross unrealized loss (3)	$(35.2)	$(67.9)	$(80.9)	$(60.6)	$(333.1)	$(577.7)
Core CDOs (4)
Fair value	$70.3	$146.2	$251.6	$77.0	$145.7	$690.8
Gross unrealized loss (3)	$(15.0)	$(34.2)	$(100.1)	$(39.8)	$(153.1)	$(342.2)
Other Asset & Mortgage Backed Securities
Fair value	$514.9	$137.9	$199.2	$110.5	$33.2	$995.7
Gross unrealized loss (3)	$(26.4)	$(17.0)	$(16.7)	$(27.5)	$(36.2)	$(123.8)
Agency RMBS
Fair value	$2,963.4	$–	$–	$–	$–	$2,963.4
Gross unrealized loss (3)	$(37.9)	–	–	–	–	$(37.9)
Total
Fair Value	$4,407.2	$598.4	$588.8	$305.8	$711.2	$6,611.4
Gross unrealized loss (3)	$(144.1)	$(134.5)	$(205.7)	$(129.2)	$(536.0)	$(1,149.5)
% Impaired (of amortized cost) (3)	(3.2)%	(18.4)%	(26.0)%	(29.8)%	(42.4)%	(14.7)%

(1)

Included in the gross unrealized losses on corporate financials are gross unrealized losses of $225.2 million on Tier One and Upper Tier Two securities of financial institutions (“Hybrids”), as well as $84.3 million on subordinated debt with a fair value of $1.1 billion.

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

As of December 31, 2010, structured credit securities with gross unrealized losses representing greater than 50% of amortized cost accounts for $83.5 million of gross unrealized losses, with a fair value of $43.0 million. Of these gross unrealized losses, $10.2 million are rated investment grade. The Company has evaluated each of these holdings on a security-by-security basis in conjunction with its investment manager service providers and utilizing additional corroborative modeling techniques, and believes these securities will provide adequate principal and interest payments to satisfy the current amortized cost. These securities include gross unrealized losses of $51.6 million on non-Agency RMBS, $27.6 million of Core CDOs and $3.9 million of CMBS holdings.

As noted in Item 8, Note 2 to the Consolidated Financial Statements, “Significant Accounting Policies,” the determination of the amount of OTTI varies by investment type and is based upon management’s periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Management updates its evaluations regularly and reflects additional impairments in net income as determinations are made. Management’s determination of the amount of the impairment taken on investments is highly subjective and could adversely impact the Company’s results of operations. There can be no assurance that management has accurately assessed the level of OTTI taken and reflected in the Company’s financial statements. Furthermore, additional impairments may need to be taken in the future. Historical trends may not be indicative of future impairments.

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

Fair Value Measurements of Assets and Liabilities

As described in Note 3 to the Consolidated Financial Statements, “Fair Value Measurements,” effective January 1, 2008, the Company adopted the authoritative guidance on fair value measurements and accordingly has provided required disclosures by level within the fair value hierarchy of the Company’s assets and liabilities that are carried at fair value. As defined in the hierarchy, those assets and liabilities categorized as Level 3 have valuations determined using unobservable inputs. Unobservable inputs may include the entity’s own assumptions about market participant assumptions, applied to a modeled valuation, however, this is not the case with respect to the Company’s Level 3 assets and liabilities. The vast majority of the assets and liabilities classified as Level 3 are made up of those securities for which the values were obtained from brokers where either significant inputs were utilized in determining the value that were difficult to corroborate with observable market data, or sufficient information regarding the specific inputs utilized by the broker were not obtained to support a Level 2 classification or the Company utilized internal valuation models.

At December 31, 2009, certain assets that were previously classified as Level 3 assets due to a lack of observable market data were classified as Level 2 assets due to sufficient market data becoming available to determine a price and to allow the use of broker quotes. As a result of numerous recent market factors, including increased volumes of trading, the Company believed that transactions in this market were no longer distressed and, accordingly, reverted to third-party vendor pricing sources where transactions available as of December 31, 2009, and, where not available, broker quotes. Accordingly, as at December 31, 2009, for those CDOs which were previously valued using internal models, the Company recognized these assets at a fair value of $538.5 million and a par value of $789.1 million. Of these holdings, $457.6 million were valued by third party vendors and, accordingly, were now classified as Level 2, and $ 80.9 million were valued using broker quotations and, accordingly, remained classified as Level 3.

During the year ended December 31, 2010, certain CDOs with a fair value of $471.2 million that were previously classified as Level 2 due to sufficient market data being available to allow a price to be determined and provided by third party pricing vendors, were transferred to Level 3 because third party vendor prices were no longer believed to be the most appropriate pricing source, therefore, broker quotes are the primary source of the valuations for these CDOs.

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

Valuation Methodology of Level 3 Assets and Liabilities

Refer to Notes 2 and 3 of the Consolidated Financial Statements, “Significant Accounting Policies” and “Fair Value Measurements” for a description of the valuation methodology utilized to value Level 3 assets and liabilities, how the valuation methodology is validated as well as further details associated with various assets classified as Level 3. As at December 31, 2010, the Company did not have any liabilities that were carried at fair value based on Level 3 inputs other than derivative instruments in a liability position at December 31, 2010.

Fair Value of Level 3 Assets and Liabilities

At December 31, 2010, the fair value of Level 3 assets and liabilities as a percentage of the Company’s total assets and liabilities that are carried at fair value was as follows:

(U.S. dollars in thousands)	Total Assets and Liabilities Carried at Fair Value at December 31, 2010	Fair Value of Level 3 Assets and Liabilities	Level 3 Assets and Liabilities as a Percentage of Total Assets and Liabilities Carried at Fair Value, by class
Assets
Fixed maturities, at fair value
U.S. Government and Government agency-Related/Supported	$2,127,491	$–	–%
Corporate	10,360,883	35,158	0.3%
Residential mortgage-backed securities – Agency	5,164,746	30,255	0.6%
Residential mortgage-backed securities – Non-Agency	1,021,088	4,964	0.5%
Commercial mortgage-backed securities	1,172,507	1,623	0.1%
Collateralized debt obligations	733,663	721,097	98.3%
Other asset-backed securities	948,831	24,650	2.6%
U.S. States and political subdivisions of the States	1,351,677	–	–%
Non-U.S. Sovereign Government, Supranational and Government-Related	2,663,293	3,667	0.1%

Total Fixed maturities, at fair value	25,544,179	821,414	3.2%
Equity securities, at fair value	84,767	–	–%
Short-term investments, at fair value	2,048,607	2,183	0.1%

Total investments available for sale	$27,677,553	$823,597	3.0%
Cash equivalents (1)	1,899,265	–	–%
Other investments (2)	624,037	133,717	21.4%
Other assets (3)	95,786	7,882	8.2%

Total assets carried at fair value	$30,296,641	$965,196	3.2%

Liabilities
Financial instruments sold, but not yet purchased (4)	$21,526	$–	–%
Other liabilities (5)	63,511	47,077	74.1%

Total liabilities carried at fair value	$85,037	$47,077	55.4%

(1)	Cash equivalents balances subject to fair value measurements include certificates of deposit and money market funds.

(2)

The Other investments balance excludes certain structured transactions including certain investments in project finance transactions and a payment obligation (as described in Note 10, “Other Investments”), that has provided liquidity financing to a structured credit vehicle as a part of a third party medium term note facility. These Other investments are carried at amortized cost that totaled $327.7 million at December 31, 2010 and $365.6 million at December 31, 2009.

(3)	Other assets include derivative instruments, reported on a gross basis.

(4)	Financial instruments sold, but not yet purchased are included within “Net payable for investments purchased” on the balance sheet.

(5)	Other liabilities include derivative instruments, reported on a gross basis.

At December 31, 2010, Level 3 assets represented approximately 3.2% of the Company’s assets that are measured at fair value and less than 3% of total assets. Level 3 liabilities represented approximately 55.4% of the Company’s liabilities that are measured at fair value and less than 1% of total liabilities at December 31, 2010. As defined in the hierarchy, those assets and liabilities categorized as Level 3 have valuations determined using unobservable inputs. Unobservable inputs may include the entity’s own assumptions about market participant assumptions, applied to a modeled valuation; however, this is not the case with respect to the Company’s Level 3 assets and liabilities. The vast majority of the assets and liabilities classified as Level 3 are made up of those securities for which the values were obtained from brokers where either significant inputs were utilized in determining the value that were difficult to corroborate with observable market data, or sufficient information regarding the specific inputs utilized by the broker were not able to be obtained to support a Level 2 classification.

Changes in the Fair Value of Level 3 Assets and Liabilities

See Note 3 to the Consolidated Financial Statements, “Fair Value Measurements,” for an analysis of the change in fair value of Level 3 Assets and Liabilities.

Unpaid Losses and Loss Expenses

Unpaid losses and loss expenses reserves relate primarily to the casualty insurance and reinsurance business written by the Company. The balance was $20.5 billion at December 31, 2010, which is a decrease of $0.3 billion from December 31, 2009. The decrease was due primarily to favorable prior year reserve development reducing losses and loss expenses incurred during 2010.

The table below presents a reconciliation of the Company’s unpaid losses and loss expenses for the year ended December 31, 2010:

(U.S. dollars in thousands)	Gross unpaid losses and loss expenses	Unpaid losses and loss expenses recoverable	Net unpaid losses and loss expenses
Balance at December 31, 2009	$20,823,524	$(3,557,391)	$17,266,133
Losses and loss expenses incurred	4,167,934	(956,134)	3,211,800
Losses and loss expenses paid/recovered	(4,309,523)	839,014	(3,470,509)
Foreign exchange and other	(150,328)	25,221	(125,107)

Balance at December 31, 2010	$20,531,607	$(3,649,290)	$16,882,317

While the Company reviews the adequacy of established reserves for unpaid losses and loss expenses regularly, no assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved. In the future, if such reserves develop adversely, such deficiency would have a negative impact on future results of operations. See “Unpaid Losses and Loss Expenses” and “Critical Accounting Policies and Estimates” above and Item 8, Note 11 to the Consolidated Financial Statements, “Losses and Loss Expenses,” for further discussion.

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

Reinsurance recoverable on unpaid losses and loss expenses were $3.7 billion at December 31, 2010, and 2009, respectively. At December 31, 2010 and 2009, reinsurance balances receivable were $0.2 billion and $0.5 billion, respectively. The table below presents the Company’s net reinsurance recoverable and reinsurance balances receivable at December 31, 2010 and 2009:

(U.S. dollars in thousands)	December 31, 2010	December 31, 2009
Reinsurance balances receivable	$225,129	$454,660
Reinsurance recoverable on future policy benefits	22,597	26,637
Reinsurance recoverable on unpaid losses and loss expenses	3,717,405	3,667,344
Reserve for potential non-recoveries for reinsurers	(121,917)	(189,769)

Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$3,843,214	$3,958,872

The Company has credit risk should any of its reinsurers be unable or unwilling to settle amounts due. Of the $3.8 billion total unpaid losses and loss expenses recoverable and reinsurance balances receivable at December 31, 2010, one individual reinsurer accounted for 15% or more of the total. The Company is the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $1.5 billion at December 31, 2010, collateralizing reinsurance recoverables with respect to certain reinsurers. The provision for uncollectible reinsurance is required principally due to the failure of reinsurers to indemnify the Company primarily because of disputes under reinsurance contracts and insolvencies. As at December 31, 2010 and 2009, the Company had a reserve for potential non-recoveries from reinsurers of $121.9 million and $189.8 million, respectively.

Approximately 90% of the total net unpaid loss and loss expense recoverable and reinsurance balances receivable (excluding collateral held) outstanding at December 31, 2010, were due from reinsurers with a financial strength rating of “A” or better. The following is an analysis of the total recoverable and reinsurance balances receivable at December 31, 2010, by reinsurers owing more than 3% of such total:

Name of reinsurer	Reinsurer Financial Strength Rating	% of total
Munich Reinsurance Company	AA–/Stable	21.5%
Swiss Reinsurance Company	A+/Positive	13.8%
Lloyd’s Syndicates	A+/Stable	7.0%
Swiss Re Europe S.A.	A+/Positive	4.8%
Transatlantic Reinsurance Company	A+/Stable	3.8%

The following table sets forth the ratings profile of the reinsurers that support the unpaid loss and loss expense recoverable and reinsurance balances receivable:

Reinsurer Financial Strength Rating	% of total
AAA	3.6%
AA	36.0%
A	49.8%
BBB	1.2%
BB and below	0.1%
Captives	6.5%
Not Rated	0.4%
Other	2.4%

Total	100.0%

Liquidity and Capital Resources

Liquidity is a measure of the Company’s ability to generate sufficient cash flows to meet the short- and long-term cash requirements of the Company’s business operations. As a global insurance and reinsurance company, one of the Company’s principal responsibilities to its clients is to ensure that the Company has ready access to funds with which to settle large unforeseen claims. The Company would generally expect that positive cash flow from operations (underwriting activities and investment income) will be sufficient to cover cash outflows under most future loss scenarios. However, there is a possibility that unforeseen demands could be placed on the Company due to extraordinary events and as such the

Company’s liquidity needs may change. Such events include, among other things, several significant catastrophes occurring in a relatively short period of time resulting in material incurred losses; rating agency downgrades of the Company’s core insurance and reinsurance subsidiaries that would require posting of collateral in connection with the Company’s letter of credit and revolving credit facilities, return of unearned premium and/or the settlement of derivative transactions and large scale uncollectible reinsurance recoverables on paid losses (as a result of coverage disputes, reinsurers’ credit problems or decreases in the value of collateral supporting reinsurance recoverables), etc. Any one or a combination of such events may cause a liquidity strain for the Company. In addition, a liquidity strain could also occur in an illiquid market, such as that which was experienced in 2008. Investments that may be used to meet liquidity needs in the event of a liquidity strain may not be liquid, given inactive markets, or may have to be sold at a significant loss as a result of depressed prices. Because each subsidiary focuses on a more limited number of specific product lines than is collectively available from the consolidated group of companies, the mix of business tends to be less diverse at the subsidiary level. As a result, the probability of a liquidity strain, as described above, may be greater for individual subsidiaries than when liquidity is assessed on a consolidated basis. If such a liquidity strain were to occur in a subsidiary, XL-Ireland may be required to contribute capital to the particular subsidiary and/or curtail dividends from the subsidiary to support holding company operations which may be difficult given that XL-Ireland is a holding company and has limited liquidity.

A downgrade below “A–” of the Company’s principal insurance and reinsurance subsidiaries by either S&P or A.M. Best, which is two notches below the current S&P financial strength rating of “A” (Stable) and the A.M. Best financial strength rating of “A” (Stable) of these subsidiaries, may trigger cancellation provisions in a significant amount of the Company’s assumed reinsurance agreements and may potentially require the Company to return unearned premiums to cedants. In addition, due to collateral posting requirements under the Company’s letter of credit and revolving credit facilities, such a downgrade may require the posting of cash collateral in support of certain “in use” portions of these facilities. Specifically, a downgrade below “A–” by A.M. Best would trigger such collateral requirements for the Company’s largest credit facility. In certain limited instances, such downgrades may require the Company to return cash or assets to counterparties or to settle derivative and/or other transactions with the respective counterparties. See Item 1A, “Risk Factors – A downgrade or potential downgrade in our financial strength and credit ratings by one or more rating agencies could materially and negatively impact our business, financial condition, results of operations and/or liquidity.”

Holding Company Liquidity

As a holding company, XL-Ireland has no operations of its own and its assets consist primarily of its investments in its subsidiaries. Accordingly, XL-Ireland’s future cash flows largely depend on the availability of dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries and states in which XL-Ireland’s subsidiaries operate, including, among others, Bermuda, the U.S., New York, Ireland, Switzerland and the United Kingdom. See Item 8, Note 25 to the Consolidated Financial Statements, “Statutory Financial Data,” for further discussion and details regarding dividend capacity of the Company’s major operating subsidiaries. See “Risk Factors – Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends, make payments on our debt securities and make other payments.” The ability to pay such dividends is also limited by the regulations of the Society of Lloyd’s and certain contractual provisions. No assurance can be given that the Company’s subsidiaries will pay dividends in the future to XL-Ireland.

Under Irish law, share premium was required to be converted to “distributable reserves” for the Company to have the ability to pay cash dividends and redeem and buyback shares following the Redomestication. On July 23, 2010, the Irish High Court approved XL-Ireland’s conversion of share premium to $5.0 billion of distributable reserves, subject to the completion of certain formalities under Irish Company law. These formalities were completed in early August 2010. As of December 31, 2010 XL-Ireland had $4.6 billion in distributable reserves.

During 2009, management changed the internal ownership structure of certain of the Company’s operating subsidiaries in Bermuda and Ireland in order to more efficiently utilize capital and to improve overall liquidity. In connection with these changes, certain dividends were paid to XL-Ireland by operating subsidiaries. At December 31, 2010, XL-Ireland and XL-Cayman held cash and investments, net of liabilities associated with cash sweeping arrangements, of $2.8 million and $1.7 billion, respectively, compared to nil and $1.5 billion, respectively, at December 31, 2009.

The Company’s principal uses of liquidity are for dividend payments to holders of its ordinary shares and preferred shares, interest and principal payments on debt, capital investments in its subsidiaries and corporate operating expenses.

XL Capital Finance (Europe) plc (“XLCFE”) is a wholly owned finance subsidiary of the XL-Ireland. In January 2002, XLCFE, issued $600 million par value 6.5% Guaranteed Senior Notes due January 2012. These notes are fully and unconditionally guaranteed by XL Company Switzerland GmbH.

XL-Ireland and its subsidiaries provide no guarantees or other commitments (express or implied) of financial support to the Company’s subsidiaries or affiliates, except for such guarantees or commitments that are in writing.

See Consolidated Statements of Cash Flows in Item 8, “Financial Statements and Supplementary Data.”

Sources of Liquidity for the Company

At December 31, 2010, the consolidated Company had cash and cash equivalents of approximately $3.0 billion as compared to approximately $3.6 billion at December 31, 2009. There are three main sources of cash flows for the Company – those provided by operations, investing activities and financing activities.

Operating Cash Flows

Historically, cash receipts from operations, consisting of premiums and investment income, generally have provided sufficient funds to pay losses as well as operating expenses of the Company’s subsidiaries and to fund dividends. Cash receipts from operations is generally derived from the receipt of investment income on the Company’s investment portfolio as well as the net receipt of premiums less claims and expenses related to the Company’s underwriting activities in its property and casualty operations as well as its Life Operations segment. The Company’s operating subsidiaries provide liquidity in that premiums are generally received months or even years before losses are paid under the policies related to such premiums. Premiums and acquisition expenses are settled based on terms of trade as stipulated by an underwriting contract, and generally are received within the first year of inception of a policy when the premium is written, but can be up to three years on certain reinsurance business assumed. Operating expenses are generally paid within a year of being incurred. Claims, especially for casualty business, may take a much longer time before they are reported and ultimately settled, requiring the establishment of reserves for unpaid losses and loss expenses. Therefore, the amount of claims paid in any one year is not necessarily related to the amount of net losses incurred, as reported in the consolidated statement of income.

During the year ended 2010, net cash flows provided by operating activities were $594.8 million compared to net cash flows used of $42.8 million for the same period in 2009. The cash flows provided in 2010 resulted primarily from lower levels of cash payments for claims from previous underwriting years being offset by cash received as premium. In 2009 the cash flows used in operating activities were primarily as a result of cash payments for claims associated with Hurricanes Ike and Gustav losses.

During the year ended 2008, net cash flows used in operating activities were $427.3 million primarily as a result of the cash payment of approximately $1.8 billion to Syncora under the Master Agreement. The Company funded the payment to Syncora by using proceeds from the offering of both ordinary shares and ESUs, as well as from the proceeds received following the exercise by the Company of the put option under its Mangrove Bay contingent capital facility as described below. Excluding the payment to Syncora, net cash flows from operations was approximately $1.3 billion in 2008.

Total net paid losses were $3.5 billion, $3.9 billion and $3.8 billion in 2010, 2009 and 2008, respectively. Net losses incurred were $3.2 billion, $3.2 billion and $4.0 billion in 2010, 2009 and 2008, respectively.

Investing Cash Flows

Generally, positive cash flow from operations and financing activities is invested in the Company’s investment portfolio, including affiliates or acquisition of subsidiaries.

Net cash provided by investing activities was $261.5 million in 2010 compared to net cash provided of $214.6 million for 2009. The 2010 cash inflow was mainly associated with normal purchase and sale of portfolio investments.

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

Certain of the Company’s invested assets are held in trust and pledged in support of insurance and reinsurance liabilities. Such pledges are largely required by the Company’s operating subsidiaries that are “non-admitted” under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. In addition certain deposit liabilities and annuity contracts require the use of pledged assets. At December 31, 2010 and 2009, the Company had $16.1 billion and $16.7 billion in pledged assets, respectively.

Financing Cash Flows

Cash flows related to financing activities include ordinary and preferred share related transactions, the payment of dividends, the issue or repayment of debt and deposit liability transactions.

During the third quarter of 2007, the Company’s Board of Directors approved a share buyback program, authorizing the Company to purchase up to $500.0 million of its ordinary shares. As of January 1, 2010, $375.4 million ordinary shares remained available for purchase under this program. During the third quarter of 2010, the Company purchased and cancelled 13.9 million ordinary shares under this program for $268.6 million. During the fourth quarter of 2010, the Company purchased and cancelled 4.9 million ordinary shares for $106.8 million under this program. In combination, these purchases totaled $375.4 million, the full amount remaining under this buyback program.

On November 2, 2010, the Company announced that its Board of Directors approved a new share buyback program, authorizing the Company to purchase up to $1.0 billion of its ordinary shares. The Company expects the purchases to be made from time to time in the open market or in privately negotiated transactions, and that such purchases are expected to be funded from cash on hand. The timing, form and amount of the share buybacks under the program depend on a variety of factors, including market conditions, legal requirements and other factors. The buyback program may be modified, extended or terminated by the Board of Directors at any time.

During the fourth quarter of 2010, the Company purchased and cancelled 6.9 million ordinary shares for $144.0 million under the 2010 buyback program. Between January 1 and February 22, 2011, the Company purchased and cancelled an additional 5.3 million shares for $121.3 million under the 2010 buyback program. As of February 22, 2011, $734.7 million remains available for purchase under this buyback program.

Net cash used in financing activities was $1.5 billion in 2010 compared to net cash used of $1.0 billion in 2009. The 2010 net cash outflows related primarily to the redemption of Series C Preference Ordinary Shares, purchase of the Company’s ordinary shares as outlined above, settlement of $450 million of outstanding funding agreement liabilities, repayment of other deposit liabilities and the payment of ordinary and preferred dividends. For more information on the repurchase of debt, see Item 1, Note 20 to the Consolidated Financial Statements, “Share Capital.”

During the year ended December 31, 2009, net cash outflows related primarily to the repayment of debt and deposit liabilities and the payment of common and preferred dividends.

Following the settlement of the purchase contracts associated with the 7.0% ESUs in February 2009, the Company issued 11,461,080 ordinary shares for net proceeds of approximately $743.1 million, which was used to retire the senior notes previously due February 2011, which had a fixed coupon of 5.25%.

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

In order to fund the payment of approximately $1.8 billion to Syncora under the Master Agreement in 2008 and the payment of approximately $283 million to consummate the redemption of X.L. America, Inc.’s 6.58% Guaranteed Senior Notes due 2011, the Company raised approximately $2.8 billion in August 2008 through an issuance of both ordinary shares and ESUs. Concurrent with the execution of the Master Agreement, the Company exercised the put option under its Mangrove Bay contingent capital facility entered into in July 2003, resulting in net proceeds to the Company of approximately $500 million in exchange for the issuance by XL-Cayman of 20,000,000 Series C Preference Ordinary Shares, par value U.S. $0.01 per share (the “Series C Preference Shares”). For further details on these transactions, see “Capital Resources,” below.

In July 2008, in conjunction with the issuance of ordinary shares and ESUs described above, the Board of Directors approved a reduction in the quarterly dividend payable on the Company’s ordinary shares to $0.19 per ordinary share beginning with the quarterly dividend paid in September 2008. In addition, in February 2009, the Board of Directors approved a further reduction in the quarterly dividend payable on the Company’s ordinary shares to $0.10 per ordinary share beginning with the quarterly dividend payable in March 2009.

As noted above, during 2008 the Company settled approximately $4.0 billion of GIC liabilities through the sale of certain assets from its fixed income portfolio. In addition, $1.2 billion of funding agreements were settled during 2008. At December 31, 2008, a significant component of the investments held in the Company’s Other Financial Lines segment portfolios was comprised of Topical Assets and CDOs. Liquidations necessary to fund the repayment of the GIC liabilities following the downgrade of Syncora Guarantee and the maturity of certain funding agreements were funded through sales of assets in these portfolios as well as the general investment portfolios. Management’s approach was to avoid the sale of assets where current market prices did not reflect intrinsic values or where transaction costs for liquidation were excessive. As a result, the Company continues to hold a number of the Topical Assets and CDOs, which were transferred to the general investment portfolio in exchange for those assets that were liquidated. At December 31, 2009, the remaining balance of funding agreements, excluding accrued interest of $6.5 million, was $450 million, with the full balance scheduled for settlement in August 2010. The Company continues to manage its liquidity needs through changes in the mix of its investment portfolio as well as through other available capital resources and lines of credit as noted below.

The Company is a Well Known Seasoned Issuer (“WKSI”) as defined by the rules and regulations of the SEC. The Company maintains a shelf registration statement on Form S-3 and is eligible to file automatically effective registration statements in the future for the potential offering and sale of an unlimited amount of debt and equity securities. The registration statement allows for various types of securities to be offered, including the following (i) debt securities, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, stock purchase units and junior subordinated deferrable interest debentures of the Company, (ii) preferred securities of any of one or more capital trusts organized by the Company and guarantees of such securities by the Company and (iii) debt securities of XL Capital Finance (Europe) plc and guarantees of such securities by the Company.

In addition the Company maintains letter of credit facilities which provide liquidity. Details of these facilities are described below in “Capital Resources.”

Capital Resources

At December 31, 2010 and 2009, the Company had total shareholders’ equity of $10.6 billion and $9.4 billion, respectively. In addition to ordinary share capital, the Company depends on external sources of financing to support its underwriting activities in the form of:

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

•	revolving credit to meet short-term liquidity needs.

The following risks are associated with the Company’s requirement to renew its credit facilities:

•	the credit available from banks may be reduced, resulting in the Company’s need to pledge its investment portfolio to customers. This could result in a lower investment yield;

•	the Company may be downgraded by one or more rating agencies, which could materially and negatively impact the Company’s business, financial condition, results of operations and/or liquidity; and

•

the volume of business that the Company’s subsidiaries that are not admitted in the U.S. are able to transact could be reduced if the Company is unable to renew its letter of credit facilities at an appropriate amount.

Continued consolidation within the banking industry may result in the aggregate amount of credit provided to the Company being reduced. The Company attempts to mitigate this risk by identifying and/or selecting additional banks that can participate in the credit facilities upon renewal. See Item 1A, “Risk Factors.”

The following table summarizes the components of the Company’s current capital resources at December 31, 2010 and 2009:

(U.S. dollars in thousands)	December 31, 2010	December 31, 2009
Preferred share capital	$1,071,900	$1,182,673
Ordinary share capital	9,613,049	8,432,417

Total Ordinary and Preferred capital	$10,684,949	$9,615,090
Notes payable and debt	2,446,735	2,445,733

Total capital	$13,131,684	$12,060,823

Ordinary Share Capital

The following table reconciles the opening and closing common equity positions at December 31, 2010 and 2009:

(U.S. dollars in thousands)	December 31, 2010	December 31, 2009
Ordinary share equity – beginning of period	$8,432,417	$5,116,831
Net income (loss) attributable to XL Group plc.	643,377	74,991
Share buybacks	(521,920)	(626)
Share issues	1,109	741,291
Common share dividends	(134,238)	(136,804)
Preferred share dividends	(74,521)	(80,200)
Gain on redemption of Series C preference ordinary shares	16,616	211,816
Change in accumulated other comprehensive income	1,243,262	2,222,460
Impact of adoption of new authoritative OTTI guidance, net of tax	–	229,670
Impact of adoption of new authoritative embedded derivative guidance, net of tax	(31,917)	–
Share based compensation and other	38,864	52,988

Ordinary equity – end of period	$9,613,049	$8,432,417

Debt

The following tables present the Company’s debt under outstanding securities and lenders’ commitments as at December 31, 2010:

Notes Payable and Debt (U.S. dollars in thousands)	Commitment/ Debt	In Use/ Outstanding	Year of Expiry	Payments Due by Period
				Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
5-year revolver	$1,000,000	$–	2012	$–	$–	$–	$–
6.50% Guaranteed Senior Notes	600,000	599,668	2012	–	600,000	–	–
5.25% Senior Notes	600,000	597,585	2014	–	–	600,000	–
8.25% Senior Notes	575,000	575,000	2021	–	–	–	575,000
6.375% Senior Notes	350,000	350,000	2024	–	–	–	350,000
6.25% Senior Notes	325,000	324,482	2027	–	–	–	325,000

	$3,450,000	$2,446,735		$–	$600,000	$600,000	$1,250,000

Adjustment to carrying value – impact of fair value hedges		17,675

Carrying value		2,464,410

“In Use” and “Outstanding” data represent December 31, 2010 accreted values. “Payments Due by Period” data represent ultimate redemption values.

In addition, see Note 15 to the Consolidated Financial Statements, “Notes Payable and Debt Financing Arrangements,” for further information.

At December 31, 2010, banks and investors provided the Company and its subsidiaries with $3.5 billion of debt capacity, of which $2.5 billion was utilized by the Company. These facilities consist of:

•	revolving credit facility of $1.0 billion in aggregate.

•

senior Unsecured Notes of approximately $2.5 billion. These notes require the Company to pay a fixed rate of interest during their terms. At December 31, 2010, there were five outstanding issues of senior unsecured notes:

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

Preferred shares

As at December 31, 2010, the Company’s preferred share capital is made up of $1.0 billion Series E Preference ordinary shares and $ 71.9 million Series C Preference ordinary shares. As at December 31, 2009, the company’s preferred share capital is made up of $1.0 billion Series E Preference ordinary shares and $182.7 million Series C Preference ordinary shares.

On February 12, 2010, the Company repurchased a portion of its outstanding Series C Preference Ordinary Shares, which resulted in approximately 4.4 million Series C Preference Ordinary Shares with a liquidation value of $110.8 million being purchased by the Company for approximately $94.2 million. As a result, a book value gain of approximately $16.6 million was recorded in the first quarter of 2010 to ordinary shareholders.

On March 26, 2009, the Company completed a cash tender offer for its outstanding Series C Preference Ordinary Shares that resulted in approximately 12.7 million Series C Preference Ordinary Shares with a liquidation value of $317.3 million being purchased by the Company for approximately $104.7 million plus accrued and unpaid dividends, combined with professional fees totaling $0.8 million. As a result, a book value gain of approximately $211.8 million was recorded in the first quarter of 2009 to ordinary shareholders. In addition, see Note 20 to the Consolidated Financial Statements, “Share Capital,” for further information.

Contingent Capital

At December 31, 2010, the Company had one contingent capital transaction where the outstanding put option has not been exercised. No up-front proceeds were received by the Company under this transaction. In the event that the associated irrevocable put option agreement is exercised, proceeds previously raised from investors from the issuance of pass-through trust securities would be received in return for the issuance of preferred shares. See below for further details on this transaction.

On December 5, 2006, the Company and certain operating subsidiaries (“Ceding Insurers”) entered into a securities issuance agreement (the “Securities Issuance Agreement”), and certain of the Company’s foreign insurance and reinsurance subsidiaries (“Ceding Insurers”) entered into an excess of loss reinsurance agreement (the “Reinsurance Agreement”), with Stoneheath Re (“Stoneheath”). The net effect of these agreements to the Company is the creation of a contingent put option to issue $350.0 million of preference ordinary shares in the aggregate. The agreements provide the Company with a Reinsurance Collateral Account in support of certain covered perils named in the Reinsurance Agreement. The covered perils include United States wind, European wind, California earthquake and terrorism worldwide. After an initial three-month period, the covered perils as well as the attachment points and aggregate retention amounts may be changed by the Ceding Insurers in their sole discretion. This may result in a material increase or decrease in the likelihood of payment under the Reinsurance Agreement. On each date on which a Ceding

Insurer withdraws funds from the Reinsurance Collateral Account, the Company shall issue and deliver to Stoneheath an amount of XL-Cayman Series D Preference Shares (the “XL Preferred Securities”) having an aggregate liquidation preference that is equal to the amount of funds so withdrawn from the Collateral Account. The Company is obligated to reimburse Stoneheath for certain fees and ordinary expenses. The initial term of the Reinsurance Agreement was for the period from the Closing Date through June 30, 2007, with four annual mandatory extensions through June 30, 2011 (unless coverage is exhausted thereunder prior to such date). The Ceding Insurers may thereafter extend the Reinsurance Agreement at their option for additional calendar quarters without limit (unless coverage is exhausted thereunder). The fair value of the contingent put option recorded in earnings was nil at each of December 31, 2010 and 2009. The XL Preferred Securities, if issued, will pay dividends on a non-cumulative basis at a fixed rate of 6.868% per annum through October 15, 2011 and thereafter at a floating rate based on 3-month LIBOR, plus 3.12%.

Letter of Credit Facilities and other sources of collateral

At December 31, 2010, the Company had five letter of credit facilities in place with total availability of $5.0 billion, of which $2.4 billion was utilized.

Other Commercial Commitments (U.S. dollars in thousands)	Commitment	In Use	Year of Expiry	Amount of Commitment Expiration per period
				Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Letter of Credit Facility	$250,000	116,746	Continuous	–	–	–	–
Letter of Credit Facility (1)	4,000,000	1,888,963	2012	–	4,000,000	–	–
Letter of Credit Facility	21	21	Continuous	–	–	–	–
Letter of Credit Facility	93	93	Continuous	–	–	–	–
Letter of Credit Facility	750,000	389,419	Continuous	–	–	–	–

Five letter of credit facilities	$5,000,114	$2,395,242		–	$4,000,000	–	–

(1)	This letter of credit facility includes $1 billion that is also included in the revolvers under Notes Payable and Debt.

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

On June 22, 2010, a $2.3 billion five-year letter of credit facility expired and was not replaced.

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

Covenants

The Company’s Credit Facilities contains a number of financial covenants that must be met and maintained, and that among other things, could restrict, subject to certain exceptions, our financial flexibility including the ability to:

•	engage in mergers or consolidations;

•	dispose of assets out with the ordinary course of business;

•	create liens on assets; and

•	engage in certain transactions with affiliates.

The following outlines the covenant requirements and actual amounts as of December 31, 2010:

	Covenant Requirement	Actual Ratio or Balance at December 31, 2010	Margin of Adverse Development from December 31, 2010 Levels
Ratio of Total Funded Debt to Total Capitalization (1)	Less than 0.35:1.00	0.19:1.00	$6.1 billion
Maximum Secured Indebtedness (2)	Less than 15% of consolidated net worth	0%	$1.6 billion
Consolidated Net Worth (3)	$6.5 billion	$10.6 billion	$4.1 billion
Financial Strength Ratings (4)	Better than B++ from A.M. Best	A (stable)	Two notch downgrade

(1)	The ratio of total funded debt to total capitalization not to be greater than 0.35:1.00. This ratio is defined as total funded debt to the sum of total funded debt plus consolidated net worth.

(2)

Secured indebtedness excludes secured letter of credit facilities as permitted under the schedules to the credit facilities. At December 31, 2010, such secured letter of credit facilities amounted to $506.3 million.

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

(4)

Covenants require that none of XL Group, XL Insurance (Bermuda) Ltd or XL Re Ltd has a financial strength ratings of less than “A–” from A.M. Best. At December 31, 2010, the Company was in compliance with such covenants.

As noted in the table above, at December 31, 2010, the Company was in compliance with all covenants by significant margins, and the Company currently remains in compliance.

Cross-Default and Other Provisions in Debt Instruments

The following describes certain terms of the documents referred to below. All documents referred to below have been filed with the SEC and should be referred to for an assessment of the complete contractual obligations of the Company.

In general, all of the Company’s bank facilities, indentures and other documents relating to the Company’s outstanding indebtedness, including the credit facilities discussed above (collectively, the “Company’s Debt Documents”), contain cross default provisions to each other and the Company’s Debt Documents contain affirmative covenants. These covenants provide for, among other things, minimum required ratings of the Company’s insurance and reinsurance operating subsidiaries and minimum required levels of secured indebtedness in the future. In addition, generally each of the Company’s Debt Documents provide for an event of default in the event of a change of control of the Company or certain events involving bankruptcy, insolvency or reorganization of the Company.

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

Under the Company’s five-year U.S. credit facility, in the event that XL Group, XL Insurance (Bermuda) Ltd and XL Re Ltd fail to maintain a financial strength rating of at least “A–” from A.M. Best, an event of default would occur.

The 6.5% Guaranteed Senior Notes indenture contains a cross default provision. In general, in the event that the Company defaults in the payment of indebtedness in the amount of $50.0 million or more, an event of default would be triggered under the 6.5% Guaranteed Senior Notes indentures. Given that all of the Company’s Debt Documents contain cross default provisions, this may result in all holders declaring such debt due and payable and an acceleration of all debt due under those documents. If this were to occur, the Company may not have funds sufficient at that time to repay any or all of such indebtedness.

Long-Term Contractual Obligations

The following table presents the Company’s long term contractual obligations and related payments as at December 31, 2010, due by period. This table excludes further commitments of $137.5 million to the Company’s related investment funds and certain limited partnerships, and letter of credit facilities of $2.4 billion. See Item 8, Note 16 to the Consolidated Financial Statements, “Derivative Instruments,” and Note 19 to the Consolidated Financial Statements, “Commitments and Contingencies.” See Item 8, Note 15 to the Consolidated Financial Statements, “Notes Payable and Debt and Financing Arrangements,” for further information.

Contractual Obligations (U.S. dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt obligations	$2,450,000	$–	$600,000	$600,000	$1,250,000
Interest on long-term debt	832,075	114,943	227,446	128,528	361,158
Contingent capital facilities	24,960	8,320	16,640	–	–
Equity Units	511,333	48,163	142,967	142,313	177,890
Operating lease obligations	171,437	31,711	52,051	32,350	55,325
Capital lease obligations	237,081	10,968	22,765	23,917	179,431
Deposit liabilities (1)	2,794,147	189,380	275,442	321,072	2,008,253
Future policy benefits (2)	8,156,708	406,888	765,616	751,916	6,232,288
Unpaid losses and loss expenses – property and casualty operations (3)	20,876,763	4,314,109	5,476,567	3,303,700	7,782,387

Total	$36,054,504	$5,124,482	$7,579,494	$5,303,796	$18,046,732

(1)

Deposit liabilities on the Company’s Consolidated Balance Sheet at December 31, 2010 were $1,684,606. The difference from the amount included above relates to the discount on payments due in the future. The payment related to these liabilities varies primarily based on interest rates. The ultimate payments associated with these liabilities could differ from the Company’s estimate. See Item 8, Note 13 to the Consolidated Financial Statements, “Deposit Liabilities,” for further information.

(2)

Future policy benefit reserves related to Life operations were $5,075,127 on the Company’s Consolidated Balance Sheet at December 31, 2010. Amounts reflected above include an allowance for future premiums in respect of contracts under which premiums are payable throughout the life of the underlying policy. The value of the discount is also included for those lines of business that have reserves where future claim payments and future premium receipts can be estimated using actuarial principles. The timing and amounts of actual claims payments and premium receipts related to these reserves vary based on the underlying experience of the portfolio. Typical elements of the experience include mortality, morbidity and persistency. The ultimate amount of the claims payments and premium receipts could differ materially from the Company’s estimated amounts.

(3)

The unpaid loss and loss expenses were $20,531,607 on the Company’s Consolidated Balance Sheet at December 31, 2010. The difference from the amount included above relates to the discount on payments due in the future for certain workers compensation lines. The timing and amounts of actual claims payments related to these P&C reserves vary based on many factors including large individual losses, changes in the legal environment, as well as general market conditions. The ultimate amount of the claims payments could differ materially from the Company’s estimated amounts. For information regarding the estimates for unpaid loss and loss expenses as well as factors effecting potential payment patterns of reserves for actual and potential claims related the Company’s different lines of business see “Critical Accounting Policies and Estimates” above. Certain lines of business written by the Company, such as excess casualty, have loss experience characterized as low frequency and high severity. This may result in significant variability in loss payment patterns and, therefore, may impact the related asset/liability investment management process. In order to be in a position, if necessary, to make these payments, the Company’s liquidity requirements are supported by having revolving lines of credit facilities available to the Company and significant reinsurance programs, in addition to the Company’s general high grade fixed income investment portfolio.

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

The company has a limited number of remaining outstanding credit enhancement exposures including written financial guarantee and credit default swap contracts. The obligations related to these transactions are often securitized through variable interest entities. The Company is not the primary beneficiary of these variable interest entities as contemplated in current authoritative accounting guidance. For further details on the nature of the obligations and the size of the company’s maximum exposure see Item 8, Note 2(r), “Recent Accounting Pronouncements,” and Note 16, “Derivative Instruments,” to the Consolidated Financial Statements.

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

The agreements provide the Company with a Reinsurance Collateral Account in support of certain covered perils named in the Reinsurance Agreement. The covered perils include United States wind, European wind, California earthquake and terrorism worldwide. After an initial three-month period, the covered perils as well as the attachment points and aggregate retention amounts may be changed by the Ceding Insurers in their sole discretion. This may result in a material increase or decrease in the likelihood of payment under the Reinsurance Agreement. On each date on which a Ceding Insurer withdraws funds from the Reinsurance Collateral Account, the Company shall issue and deliver to the Issuer an amount of XL-Cayman Series D Preference Shares having an aggregate liquidation preference that is equal to the amount of funds so withdrawn from the Collateral Account. The Company is obligated to reimburse Stoneheath for certain fees and ordinary expenses. The initial term of the Reinsurance Agreement was for the period from the Closing Date through June 30, 2007, with four annual mandatory extensions thereafter through June 30, 2011 (unless coverage is exhausted there under prior to such date). The Ceding Insurers may thereafter extend the Reinsurance Agreement at their option for additional calendar quarters without limit (unless coverage is exhausted there under). The contingent put option is recorded at fair value with changes in fair value recognized in earnings. The Stoneheath preferred securities and, if issued, the XL Series D Preference Shares will pay dividends on a non-cumulative basis at a fixed rate of 6.868% per annum through October 15, 2011 and thereafter at a floating rate based on 3-month LIBOR, plus 3.12%.

Recent Accounting Pronouncements

See Item 8, Note 2 to the Consolidated Financial Statements, “Significant Accounting Policies,” for a discussion of recent accounting pronouncements.

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following: (i) changes in the size of the Company’s claims relating to natural or man-made catastrophe losses due to the preliminary nature of some reports and estimates of loss and damage to date; (ii) trends in rates for property and casualty insurance and reinsurance; (iii) the timely and full recoverability of reinsurance placed by the Company with third parties, or other amounts due to the Company; (iv) changes in ratings, rating agency policies or practices; (v) changes in the projected amount of ceded reinsurance recoverables and the ratings and creditworthiness of reinsurers; (vi) the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by the Company; (vii) the Company’s ability to successfully implement its business strategy especially during the “soft” market cycle; (viii) increased competition on the basis of pricing, capacity, coverage terms or other factors, which could harm the Company’s ability to maintain or increase its business volumes or profitability; (ix) greater frequency or severity of claims and loss activity than the Company’s underwriting, reserving or investment practices anticipate based on historical experience or industry data; (x) the effects of inflation on the Company’s business, including on pricing and reserving; (xi) developments, including uncertainties related to the depth and duration of the current recession, and future volatility, in the world’s credit, financial and capital markets that adversely affect the performance and valuation of the Company’s investments or access to such markets; (xii) the potential impact on the Company from government-mandated insurance coverage for acts of terrorism; (xiii) the potential for changes to methodologies, estimations and assumptions that underlie the valuation of the Company’s financial instruments that could result in changes to investment valuations; (xiv) changes to the Company’s assessment as to whether it is more likely than not that the Company will be required to sell, or has the intent to sell, available for sale debt securities before their anticipated recovery; (xv) availability of borrowings and letters of credit under the Company’s credit facilities; (xvi) the ability of the Company’s subsidiaries to pay dividends to XL Group plc; (xvii) the potential effect of regulatory developments in the jurisdictions in which the Company operates, including those which could impact the financial markets or increase the Company’s business costs and required capital levels; (xviii) changes in regulation or laws applicable to XL Group plc or its subsidiaries, brokers or customers; (xix) acceptance of the Company’s products and services, including new products and services; (xx) changes in the availability, cost or quality of reinsurance; (xxi) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xxii) loss of key personnel; (xxiii) changes in accounting policies or practices or the application thereof; (xxiv) legislative or regulatory developments including, but not limited to, changes in regulatory capital balances that must be maintained by the Company’s operating subsidiaries and governmental actions for the purpose of stabilizing the financial markets; (xxv) the effects of mergers, acquisitions and divestitures; (xvi) developments related to bankruptcies of companies insofar as they affect property and casualty insurance and reinsurance coverages or claims that the Company may have as a counterparty; (xxvii) changes in general economic conditions, including changes in interest rates, credit spreads, foreign currency exchange rates and other factors; (xxviii) changes in applicable tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof; (xxix) the effects of business disruption or economic contraction due to war, terrorism or other hostilities; (xxx) the Company’s ability to realize the expected benefits from the redomestication; (xxxi) any unanticipated costs in connection with the redomestication; and (xxxii) the other factors set forth in Item 1A, “Risk Factors,” and the Company’s other documents on file with the SEC. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by the federal securities laws.

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

Market risk represents the potential for loss due to adverse changes in the fair value of financial and other instruments. The Company is principally exposed to the following market risks: interest rate risk; foreign currency exchange rate risk; equity price risk; credit risk; and legacy weather and energy-related risk; among others. For a discussion of related risks, see the risk factor titled “We are exposed to significant capital markets risks related to changes in interest rates, credit spreads, equity prices and foreign exchange rates which may adversely affect our results of operations, financial condition or cash flows” in Item 1A, “Risk Factors”, above.

The majority of the Company’s market risk arises from its investment portfolio which consists of fixed income securities, alternative investments, public equities, private investments, derivatives, other investments, and cash, denominated in both U.S. and foreign currencies, which are sensitive to changes in interest rates, credit spreads, equity prices, foreign currency exchange rates and other related market risks. The Company’s fixed income and equity securities are primarily classified as available for sale; accordingly changes in interest rates, credit spreads on corporate and structured credit, equity prices, foreign currency exchange rates or other related market changes will have an immediate effect on comprehensive income and shareholders’ equity but will not ordinarily have an immediate effect on net income. Nevertheless, changes in interest rates, credit spreads, equity prices and other related market changes effect consolidated net income when, and if, a security is sold or impaired.

On a limited basis the Company enters into derivatives and other financial instruments primarily for risk management purposes. The Company uses derivatives to hedge foreign exchange and interest rate risk related to its consolidated net exposures. From time to time, the Company also uses investment derivative instruments such as futures, options, interest rate swaps, credit default swaps and foreign currency forward contracts to manage the duration of its investment portfolio and foreign currency exposures and also to obtain exposure to a particular financial market. Historically, the Company entered into credit derivatives outside of the investment portfolio in conjunction with the legacy financial guarantee and financial products operations. The Company attempts to manage the risks associated with derivative use with guidelines established by senior management. Derivative instruments are carried at fair value with the resulting changes in fair value recognized in income in the period in which they occur. See Item 8, Note 16 to the Consolidated Financial Statements, “Derivative Instruments,” for further information

This risk management discussion and the estimated amounts generated from the sensitivity and VaR analyses presented in this document are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these estimated results due to, among other things, actual developments in the global financial markets and changes in the composition of the Company’s investment portfolio. The results of analysis used by the Company to assess and mitigate risk should not be considered projections of future events of losses. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Statements.”

Interest Rate Risk

The Company’s aggregate fixed income portfolio is exposed to interest rate risk. Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The Company manages interest rate risk within the context of its Strategic Asset Allocation process by specifying Benchmarks relative to the estimated duration of its liabilities, thus mitigating the overall economic effect of interest rate risk and within the constraints of the Company’s risk appetite. Nevertheless, the Company remains exposed to interest rate risk with respect to the Company’s overall net asset position and more generally from an accounting standpoint since the assets are marked to market, thus subject to market conditions, while liabilities are accrued at a static rate.

In addition, while the Company’s debt is not carried at fair value and not adjusted for market changes, changes in market interest rates could have an impact on debt values at the time of refinancing.

Foreign Currency Exchange Rate Risk

Many of the Company’s non-U.S. subsidiaries maintain both assets and liabilities in local currencies, therefore, foreign exchange risk is generally limited to net assets denominated in foreign currencies.

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

Foreign currency exchange rate risk in general is reviewed as part of the Company’s risk management process. Within its asset liability framework for the investment portfolio, the Company pursues a general policy of holding the assets and liabilities in the same currency and as such the Company is not generally exposed to the risks associated with foreign exchange movements within its investment portfolio as currency impacts on the assets are generally matched by corresponding impacts on the related liabilities. Foreign exchange contracts within the investment portfolio are utilized to manage individual portfolio foreign exchange exposures, subject to investment management service providers’ guidelines established by management. These contracts are generally not designated as specific hedges for financial reporting purposes and, therefore, realized and unrealized gains and losses on these contracts are recorded in income in the period in which they occur. These contracts generally have maturities of three months or less. The Company also attempts to manage the foreign exchange volatility arising on certain transactions denominated in foreign currencies. These include, but are not limited to, premium receivable, reinsurance contracts, claims payable and investments in subsidiaries.

The principal currencies creating foreign exchange risk for the Company are the U.K. sterling, the Euro, the Swiss Franc and the Canadian dollar. The following tables provide more information on the Company’s exposure to foreign exchange rate risk at December 31, 2010 and December 31, 2009:

December 31, 2010 (Foreign Currency in millions)	Euro	U.K. Sterling	Swiss Franc	Canadian Dollar
Net exposure to key foreign currencies	90.3	2.1	268.4	247.8

December 31, 2009 (Foreign Currency in millions)	Euro	U.K. Sterling	Swiss Franc	Canadian Dollar
Net exposure to key foreign currencies	258.6	(120.0)	261.9	508.1

Credit Risk

The Company is exposed to direct credit risk within its investment portfolio as well as through general counterparties, including customers and reinsurers. Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. The Company manages credit risk through an overall investment strategy by way of its Strategic Asset Allocation framework and its established investment credit policies which address quality of obligors and counterparties, industry limits, and diversification requirements. The Company’s exposure to market credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads.

Certain of the Company’s underwriting activities expose it to indirect credit risk in that profitability of certain strategies can correlate with credit events at the issuer level, industry level or country level. The Company manages these risks through established underwriting policies which operate in accordance with established limit and escalation frameworks.

The Company has established Risk Governance processes by which oversight and decision-making authorities with respect to risks are granted to individuals by the Credit Committee and strategies within the enterprise. The Company’s governance framework establishes accountabilities for tasks and outcomes as well as escalation criteria. Governance processes are designed to ensure that transactions and activities, individually and in the aggregate, are carried out in accordance with the Company’s risk policies, philosophies, appetites, limits and risk concentrations, and in a manner consistent with expectations of excellence of integrity, accountability and client service.

Credit Risk – Investment Portfolio

Credit risk in the investment portfolio is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries and countries. A widening of credit spreads will increase the net unrealized loss position, will increase losses associated with credit based non-qualifying derivatives where the Company assumes credit exposure, and, if issuer credit spreads increase significantly or for an extended period of time in a period of increasing defaults, would likely result in higher other-than-temporary impairments. All else held equal, credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. In addition, market volatility can make it difficult to value certain of the Company’s securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on the Company’s consolidated results of operations or financial condition. The credit spread duration in the Company’s fixed income portfolio was 3.8 years at December 31, 2010.

The Company manages credit risk in the investment portfolio, including fixed income, alternative and short-term investment through the credit research performed primarily by the investment management service providers. The management of credit risk in the investment portfolio is also fully integrated in the Company’s credit risk management governance framework and the management of credit exposures and concentrations within the investment portfolio are carried out in accordance with the Company’s risk policies, philosophies, appetites, limits and risk concentrations delegated to the investment portfolio. In the investment portfolio, the Company reviews on a regular basis its asset concentration, credit quality and adherence to the Company’s credit limit guidelines. Any issuer over its credit limits, experiencing financial difficulties, material credit quality deterioration or potentially subject to forthcoming credit quality deterioration is placed on a watch list for closer monitoring. Where appropriate, exposures are reduced or prevented from increasing.

The table below shows the Company’s aggregate fixed income portfolio by credit rating in percentage terms of the Company’s aggregate fixed income exposure (including fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased) as at December 31, 2010:

Percentage of Aggregate Fixed Income Portfolio
AAA	52.0%
AA	15.5%
A	22.3%
BBB	6.7%
BB & below	3.5%
NR	–%

Total	100.0%

At December 31, 2010 and 2009, the average credit quality of the Company’s aggregate fixed income investment portfolio was “AA,” excluding operating cash. The Company’s $11.7 billion portfolio of government and government related, agency, sovereign and cash holdings were rated “AAA” at

December 31, 2010. The Company’s $12.6 billion portfolio of corporates is rated “A.” The Company’s $9.5 billion structured credit portfolio is “AA+” rated.

The table below summarizes the Company’s significant exposures (defined as having an amortized cost in excess of $50.0 million) to corporate bonds of financial issuers held within its investment portfolio, representing both amortized cost and unrealized gains (losses):

(U.S. dollars in millions)
Issuer (by Global Ultimate Parent)	Amortized Cost at December 31, 2010 (1)	Unrealized Gain (Loss) at December 31, 2010
Rabobank Nederland NV	$173.3	$(1.9)
Lloyd’s Banking Group plc	168.6	0.9
Bank of America Corporation	162.5	(4.1)
The Goldman Sachs Group, Inc.	138.0	0.2
JPMorgan Chase & Co.	128.9	(4.1)
Morgan Stanley	127.2	1.8
HSBC Holdings plc	122.3	(3.5)
Citigroup Inc.	120.8	(1.8)
Wells Fargo & Company	109.7	2.3
Banco Santander, S.A.	108.1	(20.7)
BNP Paribas	107.5	(3.5)
Barclays plc	106.2	(19.1)
Australia and New Zealand Banking Group Limited	100.8	1.1
National Australia Bank Limited	96.3	(2.8)
The Bank Of Nova Scotia	93.4	0.8
Credit Agricole S.A.	84.6	(4.7)
Credit Suisse Group AG	81.4	0.9
Aviva plc	79.3	(15.0)
UBS AG	77.8	(0.2)
Standard Chartered plc	72.8	(1.7)
The Bank Of New York Mellon Corporation	72.3	0.5
Canadian Imperial Bank Of Commerce	71.4	0.2
Nationwide Building Society	68.3	(5.6)
U.S. Bancorp	65.5	(1.2)
Westpac Banking Corporation	65.1	1.2
RFS Holdings B.V.	65.1	3.0
BPCE	64.4	(1.6)
Nordea Bank AB	57.8	(1.1)
Legal & General Group plc	55.9	(4.8)
Bank Of Montreal	55.8	0.7
Danske Bank A/S	53.3	(6.1)
Metlife, Inc.	52.4	2.5
Northern Rock plc (covered bond)	50.4	(1.2)

(1)	Government-guaranteed paper has been excluded from the above figures.

Within the Company’s corporate financial bond holdings, the Company is further monitoring its exposures to hybrid securities, representing Tier One and Upper Tier Two securities of various financial institutions. The following table summarizes the top ten exposures to hybrid securities, listed by amortized cost representing both amortized cost and unrealized (losses):

(U.S. dollars in millions)
Issuer (by Global Ultimate Parent)	Tier One Amortized Cost at December 31, 2010	Upper Tier Two Amortized Cost at December 31, 2010	Total Amortized Cost at December 31, 2010	Net Unrealized (Loss) at December 31, 2010
Barclays, Plc	$44.9	$58.2	$103.1	$(18.7)
Banco Santander, S.A.	47.5	33.0	80.5	(18.5)
Aviva PLC	5.6	52.6	58.2	(12.4)
Danske Bank A/S	33.6	19.7	53.3	(6.0)
Credit Agricole SA	10.1	41.2	51.3	(4.9)
Assicurazioni Generali S.P.A	41.4	–	41.4	(8.7)
Unicredit S.P.A.	35.2	–	35.2	(7.5)
BNP Paribas	27.5	–	27.5	(3.6)
HSBC Holdings PLC	26.9	–	26.9	(3.1)
Zurich Financial Services	–	25.9	25.9	(1.8)

Total	$272.7	$230.6	$503.3	$(85.2)

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

Top 10 Corporate Holdings (1)	Percentage of Aggregate Fixed Income Portfolio (2)
Pfizer Inc.	0.7%
General Electric Company	0.6%
Wal-Mart Stores, Inc.	0.6%
Rabobank Nederland NV	0.5%
Lloyd’s Banking Group PLC	0.5%
Bank of America Corporation	0.5%
AT&T Inc.	0.5%
Verizon Communications, Inc.	0.5%
The Proctor & Gamble Company	0.5%
The Goldman Sachs Group, Inc.	0.4%

(1)	Corporate issuers exclude government-backed, government-sponsored enterprises and cash and cash equivalents.

(2)	Includes fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased and excludes government-guaranteed paper.

As at December 31, 2010, the top 5 corporate sector exposures listed below represented 29.6% of the aggregate fixed income investment portfolio and 79.3% of all corporate holdings.

(U.S. dollars in millions)
Top 5 Sector Exposures	Fair Value	Percentage of Aggregate Fixed Income Portfolio
Financials (1)	$4,436.3	13.2%
Consumer, Non-Cyclical	2,280.1	6.8%
Utilities	1,393.4	4.1%
Communications	930.1	2.8%
Energy	921.7	2.7%

Total	$9,961.6	29.6%

(1)	Government-guaranteed paper has been excluded from the above figures.

The Company also has exposure to market movement related to credit risk associated with its mortgage-backed and asset-backed securities. The table below shows the breakdown of the $9.5 billion structured credit portfolio, of which 76.7% is AAA rated:

(U.S. dollars in millions)	Fair Value	Percentage of Structured Portfolio
CMBS	$1,177.4	12.4%
Non-Agency RMBS	1,107.4	11.7%
Core CDO (non-ABS CDOs and CLOs)	733.5	7.7%
Other ABS	1,248.1	13.1%
Agency RMBS	5,237.6	55.1%

Total	$9,504.0	100.0%

Credit Risk – Other

Credit derivatives are purchased within the Company’s investment portfolio, have been sold through a limited number of contracts written as part of the Company’s previous XL Financial Solutions business, and were previously entered into through the Company’s prior reinsurance agreements with Syncora, as described below. From time to time, the Company may purchase credit default swaps to hedge an existing position or concentration of holdings. The credit derivatives are recorded at fair value. See Item 8, Note 16 to the Consolidated Financial Statements, “Derivative Instruments,” for further information.

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

Equity Price Risk

The Company’s equity investment portfolio as well as other investments, primarily representing certain derivatives and certain affiliate investments, are exposed to mark to market movements associated with equity price risk. Equity price risk is the potential loss arising from changes in the market value of equities. At December 31, 2010, the Company’s equity portfolio was approximately $84.8 million as compared to $12.0 million at December 31, 2009. This excludes fixed income fund investments that generally do not have the risk characteristics of equity investments. At December 31, 2010 and December 31, 2009, the Company’s direct allocation to equity securities was a negligible percentage of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased). The Company also estimates the equity risk embedded in certain alternative and private investments. Such estimates are derived from market exposures provided to the Company by certain individual fund investments and/or internal statistical analyses.

Other Market Risks

The Company’s private investment portfolio is invested in limited partnerships and other entities which are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments, and risks specific to startup or small companies. As at December 31, 2010, the Company’s exposure to private investments, excluding unfunded commitments, was $331.7 million representing 1.0% of the fixed income portfolio compared to $324.1 million as at December 31, 2009.

The Company’s alternative investment portfolio, which is exposed to equity and credit risk as well as certain other market risks, had a total exposure of $933.5 million making up approximately 2.8% of the investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) at December 31, 2010, as compared to December 31, 2009, where the Company had a total exposure of $800.2 million representing approximately 2.4% of the investment portfolio. The VaR associated with the alternative investment portfolio at December 31, 2010 was approximately $53.1 million using proxy indices. For further discussion of the VaR of the Company’s investment portfolio see the “Sensitivity and Value-at-Risk Analysis” section below.

At December 31, 2010, bond and stock index futures outstanding had a net long position of $14.1 million as compared to a net long position of $81.8 million at December 31, 2009. The Company may reduce its exposure to these futures through offsetting transactions, including options and forwards.

Sensitivity and Value-at-Risk Analysis

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

The Company uses VaR as a statistical risk measure of the two principal components of its investment portfolio: P&C investment portfolio and Life investment portfolio.

The Company calculates the VaR of the investment portfolio, the P&C investment portfolio and Life investment portfolio, using a one year holding period and a 95% level of confidence. This means that, on average, the Company could expect marked-to-market results greater than predicted by the VaR results 5% of the time, or once every 20 years. The calculation of VaR is performed monthly using an analytical, or variance-covariance approach, based on the linear sensitivity of the investment portfolio and individual securities to a broad set of systematic market risk factors and idiosyncratic risk factors. The Company computes the parametric sensitivity of every security in the investment portfolio to changes in key interest rates, spreads, implied volatility and equities. The parametric exposures are summed using the appropriate investment portfolio weights to compute the investment portfolio’s exposure to these systematic and idiosyncratic market risk factors.

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

The table below summarizes the Company’s assessment of the estimated impact on the value of the Company’s investment portfolio at December 31, 2010 associated with an immediate and hypothetical: +100bps increase in interest rates, a -10% decline in equity markets, a +100bps widening in spreads and a +10% widening in spreads. The table also reports the 95%, 1-year VaRs for the Company’s investment portfolios at December 31, 2010, excluding foreign exchange.

The interest rate, spread risk, and VaR referenced in the table below include the impact of market movements on the Company’s held to maturity fixed maturities from the Company’s Life investment portfolios. While the market value of these holdings is sensitive to prevailing interest rates and credit spreads, the Company’s book value is not impacted as these holdings are carried at amortized cost. At December 31, 2010, if the Company were to exclude these impacts in order to present the impact of these risks to the Company’s book value, the interest rate risk would be reduced by approximately $283.5 million, absolute spread risk would be reduced by approximately $196.5 million, relative spread risk would be reduced by approximately $18.3 million, and VaR would be reduced by approximately $293.3 million.

The table below excludes the impact of foreign exchange rate risk on the Company’s investment portfolio. The Company’s investment portfolio is managed on an asset-liability matched basis, and, accordingly, any foreign exchange movements impact the assets and liabilities equally. See foreign exchange rate risk for further details. The Company considers that the investment portfolio VaR estimated results as well as P&C and Life investment portfolios VaR estimated results excluding foreign exchange rate risk are the more relevant and appropriate metrics to consider when assessing the actual risk of the investment portfolio. The estimated results below also do not include any risk contributions from our various operating affiliates (strategic, investment manager or financial operating affiliates) or other investments carried at amortized cost.

(U.S. dollars in thousands)	Interest Rate Risk (2)	Equity Risk (3)	Absolute Spread Risk (4)	Relative Spread Risk (5)	VaR (6), (7)
Total Investment Portfolio (1)	$(1,261.8)	$(60.0)	$(1,270.7)	$(214.3)	$1,752.6
A. P&C Investment Portfolio	$(757.2)	$(60.0)	$(835.7)	$(131.1)	$1,180.6
(I) P&C Fixed Income Portfolio	(757.2)	–	(835.7)	(131.1)	1,165.7
(a) Cash & 0-1 Yr	(4.1)	–	–	–	5.6
(b) Total Government Related	(215.5)	–	(154.5)	(3.7)	275.9
(c) Total Corporate Credit	(333.7)	–	(376.5)	(53.5)	530.4
(d) Total Structured Credit	(204.0)	–	(308.4)	(74.0)	451.8
(II) P&C Non-Fixed Income Portfolio	–	(60.0)	–	–	77.6
(e) Equity Portfolio	–	(4.5)	–	–	10.4
(f) Alternative Portfolio	–	(22.1)	–	–	53.1
(g) Private Investments	–	(33.4)	–	–	54.7
B. Life Investment Portfolio	$(495.4)	$–	$(400.5)	$(81.6)	$$665.3
(III) Life Fixed Income Portfolio	(495.4)	–	(400.5)	(81.6)	665.3
(i) Cash & 0-1 Yr	0.0	–	–	–	0.2
(j) Total Government Related	(200.5)	–	(74.7)	(3.0)	268.5
(k) Total Corporate Credit	(248.4)	–	(272.2)	(68.1)	354.9
(l) Total Structured Credit	(46.5)	–	(53.5)	(10.6)	69.8
(IV) Life Non-Fixed Income Portfolio	–	–	–	–	–

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

(3)

The estimated impact on the fair value of the Company’s investment portfolio of an immediate hypothetical -10% change in the value of equity exposures in the Company’s equity portfolio, certain equity-sensitive alternative investments and private equity investments. This includes the Company’s estimate of equity risk embedded in the alternative investments and private investment portfolio with such estimates utilizing market exposures provided to the Company by certain individual fund investments and/or internal statistical analyses.

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

(6)

The VaR results are based on a 95% confidence interval, with a one year holding period, excluding foreign exchange rate risk. The Company’s investment portfolio VaR at December 31, 2010 is not necessarily indicative of future VaR levels.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

XL GROUP PLC
CONSOLIDATED BALANCE SHEETS AS AT DECEMBER 31, 2010 AND 2009

(U.S. dollars in thousands, except share data)	December 31, 2010	December 31, 2009
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost: 2010, $25,714,886; 2009, $28,798,504)	$25,544,179	$27,512,032
Equity securities, at fair value (cost: 2010, $56,737; 2009, $12,344)	84,767	17,779
Short-term investments, at fair value (amortized cost: 2010, $2,058,447; 2009, $1,767,197)	2,048,607	1,777,360

Total investments available for sale	27,677,553	29,307,171
Fixed maturities, held to maturity at amortized cost (fair value: 2010, $2,742,626; 2009, $530,319)	$2,728,335	$546,067
Investments in affiliates	1,069,028	1,185,604
Other investments	951,723	783,189

Total investments	32,426,639	31,822,031
Cash and cash equivalents	3,022,868	3,643,697
Accrued investment income	350,091	350,055
Deferred acquisition costs	633,035	654,065
Ceded unearned premiums	625,654	711,875
Premiums receivable	2,414,912	2,597,602
Reinsurance balances receivable	171,327	374,844
Unpaid losses and loss expenses recoverable	3,671,887	3,584,028
Net receivable from investments sold	21,716	122,279
Goodwill and other intangible assets	839,508	845,129
Deferred tax asset	143,525	240,425
Other assets	702,189	717,864

Total assets	$45,023,351	$45,663,894

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$20,531,607	$20,823,524
Deposit liabilities	1,684,606	2,208,699
Future policy benefit reserves	5,075,127	5,490,119
Unearned premiums	3,484,830	3,651,310
Notes payable and debt	2,464,410	2,451,417
Reinsurance balances payable	122,250	378,887
Net payable for investments purchased	34,315	74,641
Deferred tax liability	105,667	46,557
Other liabilities	835,590	923,650

Total liabilities	$34,338,402	$36,048,804

Commitments and Contingencies
Redeemable Series C preference ordinary shares, 20,000,000 authorized, par value $0.01; Issued and outstanding: (2010, 2,876,000; 2009, 7,306,920)	$71,900	$182,673
Shareholders’ Equity:
Series E preference ordinary shares, 1,000,000 authorized, par value $0.01; Issued and outstanding: (2010, 1,000,000; 2009, 1,000,000)	10	10
Ordinary shares, 999,990,000 authorized, par value $0.01; Issued and outstanding: (2010, 316,396,289; 2009, 342,118,986)	3,165	3,421
Additional paid in capital	9,993,006	10,474,688
Accumulated other comprehensive income (loss)	100,795	(1,142,467)
Retained earnings	513,777	94,460

Shareholders’ equity attributable to XL Group plc	$10,610,753	$9,430,112
Non-controlling interest in equity of consolidated subsidiaries	2,296	2,305

Total shareholders’ equity	$10,613,049	$9,432,417

Total liabilities, redeemable preference ordinary shares and shareholders’ equity	$45,023,351	$45,663,894

See accompanying Notes to Consolidated Financial Statements

XL GROUP PLC
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(U.S dollars in thousands, except per share amounts)	2010	2009	2008
Revenues:
Net premiums earned	$5,414,061	$5,706,840	$6,640,102
Net investment income	1,198,038	1,319,823	1,768,977
Realized investment gains (losses):
Net realized gains (losses) on investments sold	(65,670)	(108,979)	61,521
Other-than-temporary impairments on investments	(170,643)	(992,202)	(1,023,575)
Other-than-temporary impairments on investments transferred to (from) other comprehensive income	(34,490)	179,744	–

Total net realized (losses) on investments	(270,803)	(921,437)	(962,054)
Net realized and unrealized (losses) on derivative instruments	(33,843)	(33,647)	(73,368)
Income (loss) from investment fund affiliates	51,102	78,867	(277,696)
Fee income and other	40,027	43,201	52,158

Total revenues	$6,398,582	$6,193,647	$7,148,119

Expenses:
Net losses and loss expenses incurred	$3,211,800	$3,168,837	$3,962,898
Claims and policy benefits	513,833	677,562	769,004
Acquisition costs	788,258	853,558	944,460
Operating expenses	971,105	1,055,823	1,161,934
Exchange (gains) losses	(10,161)	84,813	(184,454)
Interest expense	213,643	216,504	351,800
Loss on termination of guarantee	23,500	–	–
Extinguishment of debt	–	–	22,527
Impairment of goodwill	–	–	989,971
Amortization of intangible assets	1,858	1,836	2,968

Total expenses	$5,713,836	$6,058,933	$8,021,108

Income (loss) before income tax and income (loss) from operating affiliates	$684,746	$134,714	$(872,989)
Provision for income tax	162,737	120,307	222,578
Income (loss) from operating affiliates	121,372	60,480	(1,458,246)

Net income (loss)	$643,381	$74,887	$(2,553,813)
Non-controlling interest in net (income) loss of subsidiary	(4)	104	–

Net income (loss) attributable to XL Group plc	$643,377	$74,991	$(2,553,813)
Preference share dividends	(74,521)	(80,200)	(78,645)
Gain on redemption of Series C Preference Ordinary Shares	16,616	211,816	–

Net income (loss) attributable to ordinary shareholders	$585,472	$206,607	$(2,632,458)

Weighted average ordinary shares and ordinary share equivalents outstanding – basic	336,283	340,612	240,657
Weighted average ordinary shares and ordinary share equivalents outstanding – diluted	337,709	340,966	240,657

Earnings (loss) per ordinary share and ordinary share equivalent – basic	$1.74	$0.61	$(10.94)

Earnings (loss) per ordinary share and ordinary share equivalent – diluted	$1.73	$0.61	$(10.94)

See accompanying Notes to Consolidated Financial Statements

XL GROUP PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(U.S dollars in thousands)	2010	2009	2008
Net income (loss) attributable to XL Group plc	$643,377	$74,991	$(2,553,813)
Impact of adoption of new authoritative OTTI guidance, net of taxes	–	(229,670)	–
Impact of adoption of new authoritative embedded derivative guidance, net of taxes	31,917	–	–
Change in net unrealized gains (losses) on investments, net of tax	997,066	2,376,556	(2,846,989)
Change in net unrealized gains (losses) on affiliate and other investments net of tax	44,314	14,464	(46,071)
Change in OTTI losses recognized in other comprehensive income, net of tax	124,906	(123,343)	–
Change in underfunded pension liability	(2,619)	(3,427)	(2,124)
Change in value of cash flow hedge	439	438	439
Change in net unrealized gains (losses) on future policy benefit reserves	(3,714)	6,554	(6,998)
Foreign currency translation adjustments	50,953	180,888	(472,343)

Comprehensive income (loss)	$1,886,639	$2,297,451	$(5,927,899)

See accompanying Notes to Consolidated Financial Statements

XL GROUP PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(U.S. dollars in thousands)	2010	2009	2008
Non-controlling Interest in Equity of Consolidated Subsidiaries:
Balance – beginning of year	$2,305	$1,598	$2,419
Non-controlling interest in net income (loss) of subsidiary	4	(104)	–
Non-controlling interest share in change in AOCI	(13)	811	(821)

Balance – end of year	$2,296	$2,305	$1,598

Series A, B, and E Preference Ordinary Shares:
Balance – beginning of year	$10	$10	$10

Balance – end of year	$10	$10	$10

Ordinary Shares:
Balance – beginning of year	$3,421	$3,308	$1,779
Issuance of ordinary shares	–	114	1,530
Buybacks of ordinary shares	(256)	(1)	(1)

Balance – end of year	$3,165	$3,421	$3,308

Additional paid in capital:
Balance – beginning of year	$10,474,688	$9,792,371	$7,358,801
Issuance of ordinary shares	1,109	741,177	2,387,031
Buybacks of ordinary shares	(521,664)	(625)	(4,965)
Fair value of purchase contracts associated with equity security units	–	–	(37,860)
Outstanding accrued contingent capital put premium	–	–	51,064
Dividends on Series A, B and E preference ordinary shares	–	(42,126)	–
Dividends on ordinary shares	–	(68,389)	–
Exercise of stock options, net of tax	1,182	–	–
Share based compensation expense	37,691	52,280	38,300

Balance – end of year	$9,993,006	$10,474,688	$9,792,371

Accumulated Other Comprehensive Income:
Balance – beginning of year	$(1,142,467)	$(3,364,927)	$9,159
Impact of adoption of new authoritative OTTI guidance, net of taxes	–	(229,670)	–
Impact of adoption of new authoritative embedded derivative guidance, net of taxes	31,917	–	–
Change in net unrealized gains (losses) on investments, net of tax	997,066	2,376,556	(2,846,989)
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	44,314	14,464	(46,071)
Change in OTTI losses recognized in other comprehensive income, net of tax	124,906	(123,343)	–
Change in underfunded pension liability	(2,619)	(3,427)	(2,124)
Change in value of cash flow hedge	439	438	439
Change in net unrealized gain (loss) on future policy benefit reserves	(3,714)	6,554	(6,998)
Foreign currency translation adjustments	50,953	180,888	(472,343)

Balance – end of year	$100,795	$(1,142,467)	$(3,364,927)

Retained (Deficit) Earnings:
Balance – beginning of year	$94,460	$(315,529)	$2,578,393
Impact of adoption of new authoritative OTTI guidance, net of tax	–	229,670	–
Impact of adoption of new authoritative embedded derivative guidance, net of taxes	(31,917)	–	–
Net income (loss) attributable to XL Group plc	643,377	74,991	(2,553,813)
Dividends on ordinary shares	(134,238)	(68,415)	(261,464)
Dividends on Series A, B and E preference ordinary shares	(74,521)	(38,073)	(78,645)
Gain on redemption of Series C preference ordinary shares	16,616	211,816	–

Balance – end of year	$513,777	$94,460	$(315,529)

Total shareholders’ equity	$10,613,049	$9,432,417	$6,116,831

See accompanying Notes to Consolidated Financial Statements

XL GROUP PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(U.S. dollars in thousands)	2010	2009	2008
Cash Flows Provided by (used in) Operating Activities:
Net income (loss)	$643,381	$74,887	$(2,553,813)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-controlling interest in net (income) loss of subsidiary	(4)	104	–
Net realized losses on sales of investments	270,803	921,437	962,054
Net realized and unrealized losses on derivative instruments	33,843	33,647	73,368
Amortization of premiums (discounts) on fixed maturities	60,869	(8,183)	(47,201)
(Income) loss from investment and operating affiliates	(172,474)	(139,347)	1,735,942
Impairment of goodwill	–	–	989,971
Share based compensation	31,291	32,231	57,617
Accretion of convertible debt	1,002	999	1,003
Depreciation expense	40,423	56,078	41,236
Accretion of deposit liabilities	104,311	88,752	146,588
Cash paid to Syncora	–	–	(1,775,000)
Unpaid losses and loss expenses	(207,526)	(1,120,074)	(849,069)
Unearned premiums	(133,955)	(675,946)	(266,732)
Premiums receivable	94,649	634,893	111,789
Unpaid losses and loss expenses recoverable	(74,242)	443,510	644,968
Future policy benefit reserves	(197,570)	(340,690)	30,996
Ceded unearned premiums	83,246	204,442	33,350
Reinsurance balances receivable	201,479	191,462	239,052
Reinsurance balances payable	(253,213)	(368,928)	(13,229)
Deferred acquisition costs	12,235	64,736	(29,583)
Deferred tax asset	104,111	(3,959)	129,890
Other assets	(22,483)	70,331	(53,450)
Other liabilities	(78,176)	(132,951)	(210,483)
Derivatives	123,027	(202,162)	293,381
Other	(70,271)	131,971	(119,905)

Total adjustments	$(48,625)	$(117,647)	$2,126,553

Net cash provided by (used in) operating activities	$594,756	$(42,760)	$(427,260)

Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$5,206,690	$12,049,552	$13,692,768
Proceeds from redemption of fixed maturities and short-term investments	2,851,815	4,594,672	3,065,326
Proceeds from sale of equity securities	115,839	394,002	866,346
Purchases of fixed maturities and short-term investments	(8,098,862)	(17,481,304)	(13,620,024)
Purchases of equity securities	(157,963)	(19,827)	(659,911)
Net dispositions of investment affiliates	319,108	770,883	384,130
(Acquisition) disposition of subsidiaries, net of cash acquired	–	41,446	–
Other investments, net	24,854	(134,781)	80,598

Net cash provided by (used in) investing activities	$261,481	$214,643	$3,809,233

See accompanying Notes to Consolidated Financial Statements

XL GROUP PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

(U.S. dollars in thousands)	2010	2009	2008
Cash Flows (Used in) Provided by Financing Activities:
Proceeds from issuance of ordinary shares and exercise of stock options	$1,182	$745,000	$2,231,000
Proceeds from issuance of redeemable Series C preference ordinary shares	–	–	500,000
Redemption of redeemable Series C preference ordinary shares	(94,157)	(104,718)	–
Buybacks of ordinary shares	(522,024)	(626)	(4,966)
Dividends paid on ordinary shares	(133,748)	(136,757)	(261,373)
Dividends paid on preference ordinary shares	(77,777)	(88,251)	(65,000)
Proceeds from issuance of debt	–	–	557,750
Repayment of debt	–	(745,000)	(255,000)
Deposit liabilities	(646,819)	(389,575)	(5,628,177)
Collateral received on securities lending	–	108,906	3,088,755
Collateral returned on securities lending	–	(351,568)	(2,992,286)

Net cash (used in) provided by financing activities	$(1,473,343)	$(962,589)	$(2,829,297)

Effects of exchange rate changes on foreign currency cash	(3,723)	80,577	(78,880)
Increase (decrease) in cash and cash equivalents	(620,829)	(710,129)	473,796
Cash and cash equivalents – beginning of year	3,643,697	4,353,826	3,880,030

Cash and cash equivalents – end of year	$3,022,868	$3,643,697	$4,353,826

Net taxes paid	$75,429	$134,948	$154,216
Interest paid on notes payable and debt	$162,086	$172,927	$181,944

See accompanying Notes to Consolidated Financial Statements

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

1. General

XL Group plc, through its operating subsidiaries (collectively the “Company” or “XL”), is a leading provider of insurance and reinsurance coverages to industrial, commercial and professional firms, insurance companies and other enterprises on a worldwide basis. The Company and its various subsidiaries operate globally in 25 countries, through its three business segments: Insurance, Reinsurance and Life Operations. These segments are further discussed in Note 6, “Segment Information.”

For periods prior to July 1, 2010, unless the context otherwise indicates, references herein to the “Company” are to, and these financial statements include the accounts of, XL Group Ltd. (formerly, XL Capital Ltd), a Cayman Islands exempted company (“XL-Cayman”), and its consolidated subsidiaries. For periods subsequent to July 1, 2010, unless the context otherwise indicates, references herein to the “Company” are to, and these financial statements include the accounts of, XL Group plc, an Irish public limited company (“XL-Ireland”), and its consolidated subsidiaries.

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

(b) Fair Value Measurements

Financial Instruments subject to Fair Value Measurements

Accounting guidance over fair value measurements requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

2. Significant Accounting Policies (Continued)

(b) Fair Value Measurements (Continued)

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

Fair values of investments and derivatives are based on published market values if available, estimates of fair values of similar issues, estimates of fair values provided by independent pricing services and brokers. Fair values of financial instruments for which quoted market prices are not available or for which the company believes current trading conditions represent distressed markets are based on estimates using present value or other valuation techniques. The fair values estimated using such techniques are significantly affected by the assumptions used, including the discount rates and the estimated amounts and timing of future cash flows. In such instances, the derived fair value estimates cannot be substantiated by comparison to independent markets and are not necessarily indicative of the amounts that would be realized in a current market exchange.

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

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

2. Significant Accounting Policies (Continued)

(c) Total Investments (Continued)

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

Prices provided by independent pricing services and independent broker quotes can vary widely even for the same security. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts. During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of the Company’s securities, for example, collateralized loan obligations (“CLOs”), Alt-A and sub-prime mortgage backed securities, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, more securities may fall to Level 3, meaning that more subjectivity and management judgment is required with regard to fair value. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated or require greater estimation, thereby resulting in values which may be different than the value at which the investments may be ultimately sold.

The net unrealized gain or loss on investments, net of tax, is included in “accumulated other comprehensive income (loss).”

Short-term investments comprise investments with a remaining maturity of less than one year and are valued using the same external factors and in the same manner as fixed income securities.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

2. Significant Accounting Policies (Continued)

(c) Total Investments (Continued)

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

Investments Held to Maturity

Investments classified as held to maturity include securities for which the Company has the ability and intent to hold to maturity and are carried at amortized cost. During the current year, certain securities were transferred from an available for sale designation into held to maturity. For details see Note 8, “Investments.”

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

The Company records its alternative and private fund affiliates on a one month and three month lag, respectively, and its operating affiliates on a three month lag. Significant influence is generally deemed to exist where the Company has an investment of 20% or more in the common stock of a corporation or an investment of 3% or more in closed end funds, limited partnerships, LLCs or similar investment vehicles. Significant influence is considered for other strategic investments on a case-by-case basis. Investments in affiliates are not subject to fair value measurement guidance as they are not considered to be fair value measured investments under U.S. GAAP. However, impairments associated with investments in affiliates that are deemed to be other-than-temporary are calculated in accordance with fair value measurement guidance and appropriate disclosures included within the financial statements during the period the losses are recorded.

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

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

2. Significant Accounting Policies (Continued)

(c) Total Investments (Continued)

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

Overseas deposits include investments in private funds related to Lloyd’s syndicates in which the underlying instruments are primarily cash equivalents. The funds themselves do not trade on an exchange and therefore are not included within available for sale securities. Also included in overseas deposits are restricted cash and cash equivalent balances held by Lloyd’s syndicates for solvency purposes. Given the restricted nature of these cash balances, they are not included within the cash and cash equivalents line in the balance sheet. Each of these investment types is considered a Level 2 valuation.

The Company historically participated in structured transactions which include cash loans supporting project finance transactions, providing liquidity facility financing to a structured project deal in 2009 and the Company also invested in a payment obligation with an insurance company. These transactions are carried at amortized cost. For further details see Note 3, “Fair Value Measurements,” and Note 10, “Other Investments.”

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

The Company has periodically written retroactive loss portfolio transfer (“LPT”) contracts. These contracts are evaluated to determine whether they meet the established criteria for reinsurance accounting,

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

2. Significant Accounting Policies (Continued)

(d) Premiums and Acquisition Costs (Continued)

and if so, at inception, written premiums are fully earned and corresponding losses and loss expense recognized. The contracts can cause significant variances in gross premiums written, net premiums written, net premiums earned, and net incurred losses in the years in which they are written. Reinsurance contracts sold not meeting the established criteria for reinsurance accounting are recorded using the deposit method.

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

(g) Other Than Temporary Impairments (“OTTI”) of Available for Sale and Held to Maturity Securities

The Company’s process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors. These primary factors include (i) an analysis of the liquidity, business prospects and financial condition of the issuer including consideration of credit ratings, (ii) the significance of the decline, (iii) an analysis of the collateral structure and other credit support, as applicable, of the securities in question, and (iv), for debt securities, whether the Company intends to sell such securities. In addition, the authoritative guidance requires that OTTI for certain asset backed and mortgage backed securities are recognized if the fair value of the security is less than its discounted cash flow value and there has been a decrease in the present value of the expected cash flows since the last reporting period. Where the Company’s analysis of the above factors results in the Company’s conclusion that declines in fair values are other than temporary, the cost of the security is written down to discounted cash flow and a portion of the previously unrealized loss is therefore realized in the period such determination is made.

If the Company intends to sell an impaired debt security, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, the impairment is other-than-temporary and is recognized currently in earnings in an amount equal to the entire difference between fair value and amortized cost.

From April 1, 2009, in instances in which the Company determines that a credit loss exists but the Company does not intend to sell the security and it is not more likely than not that the Company will be

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

2. Significant Accounting Policies (Continued)

(g) Other Than Temporary Impairments (“OTTI”) of Available for Sale and Held to Maturity Securities (Continued)

required to sell the security before the anticipated recovery of its remaining amortized cost basis, the OTTI is separated into (1) the amount of the total impairment related to the credit loss and (2) the amount of the total impairment related to all other factors (i.e. the noncredit portion). The amount of the total OTTI related to the credit loss is recognized in earnings and the amount of the total OTTI related to all other factors is recognized in accumulated other comprehensive loss. The total OTTI is presented in the income statement with an offset for the amount of the total OTTI that is recognized in accumulated other comprehensive loss. Absent the intent or requirement to sell a security, if a credit loss does not exist, any impairment is considered to be temporary.

The noncredit portion of any OTTI losses on securities classified as available for sale is recorded as a component of other comprehensive income with an offsetting adjustment to the carrying value of the security. The fair value adjustment could increase or decrease the carrying value of the security. The noncredit portion of any OTTI losses recognized in accumulated other comprehensive loss for debt securities classified as held to maturity would be accreted over the remaining life of the debt security (in a pro rata manner based on the amount of actual cash flows received as a percentage of total estimated cash flows) as an increase in the carrying value of the security until the security is sold, the security matures, or there is an additional OTTI that is recognized in earnings.

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

There are risks and uncertainties associated with determining whether declines in the fair value of investments are other than temporary. These include subsequent significant changes in general economic conditions as well as specific business conditions affecting particular issuers, the Company’s liability profile, subjective assessment of issue-specific factors (seniority of claims, collateral value, etc.), future financial market effects, stability of foreign governments and economies, future rating agency actions and significant disclosure of accounting, fraud or corporate governance issues that may adversely affect certain investments. In addition, significant assumptions and management judgment are involved in determining if the decline is other than temporary. If management determines that a decline in fair value is temporary, then a security’s value is not written down at that time. However, there are potential effects upon the Company’s future earnings and financial position should management later conclude that some of the current declines in the fair value of the investments are other than temporary declines. For further details on the factors considered in evaluation other than temporary impairment see Note 8, “Investments.”

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

2. Significant Accounting Policies (Continued)

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

Certain OTC derivatives trade in less liquid markets with limited pricing information, or required model inputs which are not directly market corroborated, which causes the determination of fair value for these derivatives to be inherently more subjective. Accordingly, such derivatives are classified within Level 3 of the fair value hierarchy. The valuations of less standard or liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Level 1 and Level 2 inputs are regularly updated to reflect observable market changes. Level 3 inputs are only changed when corroborated by evidence such as similar market transactions, pricing services and/or broker or dealer quotations. The Company conducts its non-hedging derivatives activities in four main areas: investment related derivatives, credit derivatives, other non-investment related derivatives, and until late 2008 it also utilized weather and energy derivatives.

The Company uses derivative instruments, primarily interest rate swaps, to manage the interest rate exposure associated with certain assets and liabilities. These derivatives are recorded at fair value. On the date the derivative contract is entered into, the Company may designate the derivative as a hedge of the fair value of a recognized asset or liability (“fair value” hedge); a hedge of the variability in cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset or liability (“cash flow” hedge); or a hedge of a net investment in a foreign operation; or the Company may not designate any hedging relationship for a derivative contract. In addition, the Company previously wrote a number of resettable strike swaps contracts relating to an absolute return index and diversified basket of funds which are recorded within Investment Related Derivatives – Financial Market Exposures.

Fair Value Hedges

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings (through “net realized and unrealized gains and losses on derivative

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

2. Significant Accounting Policies (Continued)

(h) Derivative Instruments (Continued)

instruments”) with any differences between the net change in fair value of the derivative and the hedged item representing the hedge ineffectiveness. Periodic derivative net coupon settlements are recorded in net investment income with the exception of hedges of Company issued debt, which are recorded in interest expense. The Company may designate fair value hedging relationships where interest rate swaps are used to hedge the changes in fair value of certain fixed rate liabilities and fixed maturity securities due to changes in the designated benchmark interest rate.

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

Discontinuance of Hedge Accounting

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item; the

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

2. Significant Accounting Policies (Continued)

(h) Derivative Instruments (Continued)

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

All of the Company’s amortizable intangible assets, as well as other amortizable or depreciable long-lived assets such as premises and equipment, are subject to impairment testing in accordance with authoritative guidance for the impairment or disposal of long-lived assets when events or conditions indicate that the carrying value of an asset may not be fully recoverable from future cash flows. A test for

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

2. Significant Accounting Policies (Continued)

(k) Goodwill and Other Intangible Assets (Continued)

recoverability is done by comparing the asset’s carrying value to the sum of the undiscounted future net cash inflows expected to be generated from the use of the asset over its remaining useful life. In accordance with the authoritative guidance on property, plant and equipment under GAAP, impairment exists if the sum of the undiscounted expected future net cash inflows is less than the carrying amount of the asset. Impairment would result in a write-down of the asset to its estimated fair value. The estimated fair values of these assets are based on the discounted present value of the stream of future net cash inflows expected to be derived over their remaining useful lives. If an impairment write-down is recorded, the remaining useful life of the asset will be evaluated to determine whether revision of the remaining amortization or depreciation period is appropriate.

The Company’s indefinite lived intangible assets consist primarily of acquired insurance and reinsurance licenses. These assets are deemed to have indefinite useful lives and are therefore not subject to amortization. In accordance with the authoritative guidance on intangibles and goodwill and other assets under GAAP, all of the Company’s non-amortized intangible assets are subject to a test for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Pursuant to the authoritative guidance, if the carrying value of a non-amortized intangible asset is in excess of its fair value, the asset must be written down to its fair value through the recognition of an impairment charge to earnings.

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

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

2. Significant Accounting Policies (Continued)

(m) Deposit liabilities (Continued)

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

(o) Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferral of tax losses is evaluated based upon management’s estimates of the future profitability of the Company’s taxable entities based on current forecasts and the period for which losses may be carried forward. A valuation allowance is established for any portion of a deferred tax asset that management believes will not be realized. The Company continues to evaluate income generated in future periods by its subsidiaries in different jurisdictions in determining the recoverability of its deferred tax asset. If it is determined that future income generated by these subsidiaries is insufficient to cause the realization of the net operating losses within a reasonable period, a valuation allowance is established at that time.

(p) Stock Plans

The Company adopted authoritative guidance on the fair value recognition provisions for accounting for stock-based compensation, under the prospective method for options granted subsequent to January 1, 2003. Prior to 2003, the Company accounted for options under the disclosure-only provisions of the guidance and no stock-based employee compensation cost was included in net income as all options granted

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

2. Significant Accounting Policies (Continued)

(p) Stock Plans (Continued)

had an exercise price equal to the market value of the Company’s ordinary shares on the date of the grant. At December 31, 2009, the Company had several stock based Performance Incentive Programs, which are described more fully in Item 8, Note 20, “Share Capital.” Stock-based compensation issued under these plans generally have a life of not longer than ten years and vest as set forth at the time of grant. Awards currently vest annually over three or four years from the date of grant. The Company recognizes compensation costs for stock-based awards on a straight-line basis over the requisite service period (usually the vesting period) for each award.

Share-based payments to employees, including grants of employee stock options, are recognized in the financial statements over the vesting period based on their grant date fair values.

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

In June 2009, the FASB issued final authoritative accounting guidance in an effort to improve financial reporting by enterprises involved with variable interest entities. This guidance retains the scope of the previous standard covering variable interest entities except, as noted above, with the addition of entities previously considered qualifying special-purpose entities. The new guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity under revised guidance that are more qualitative than under previous guidance and amends previous guidance to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Before this update, previous guidance required reconsideration of whether an enterprise is the primary beneficiary of a variable interest entity only when specific events occurred. The new guidance also amends previous guidance to require enhanced disclosures that provide users of financial statements with more transparent information about an enterprise’s involvement with a variable interest entity. The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity. The content of the enhanced disclosures required by this new guidance is generally consistent with that required by the previous standards. The Company applied this new guidance from January 1, 2010; however, it did not have an impact on the Company’s financial condition and results of operations. See Note 18, “Variable Interest Entities,” for the disclosures required by this guidance.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

2. Significant Accounting Policies (Continued)

(r) Recent Accounting Pronouncements (Continued)

In January 2010, the FASB issued an accounting standards update on Improving Disclosures about Fair Value Measurements. The provisions of this authoritative guidance require new disclosures about recurring and nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. This guidance was effective for the Company beginning on January 1, 2010, except for the Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. This standard affects disclosures only and accordingly did not have an impact on the Company’s financial condition or results of operations.

In March 2010, the FASB issued authoritative guidance relating to derivative accounting. Under this guidance, all entities that enter into contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not solely in the form of subordination of one financial instrument to another are required to separately account for the embedded credit derivative feature. This guidance has been applied effective July 1, 2010. The Company has investments in senior tranches of Synthetic collateralized debt obligations (“CDOs”) as well as certain CDO Squared structures which in turn hold Synthetic CDOs. The derivative instruments held within these structures require the application of this new guidance. Upon initial adoption of this guidance the Company elected the fair value option for impacted securities, which resulted in a decrease being recorded to opening retained earnings of $31.9 million. For further information on these securities see Note 8, “Investments.”

In July 2010, the FASB amended the general accounting principles for receivables as they relate to the disclosures about the credit quality of financing receivables and the allowance for credit losses. This amendment requires additional disclosures that provide a greater level of disaggregated information about the credit quality of financing receivables and the allowance for credit losses. It also requires the disclosure of credit quality indicators, past due information, and modifications of financing receivables. The new disclosures are required for interim and annual periods ending after December 15, 2010, although the disclosures of reporting period activity (i.e., allowance roll-forward and modification disclosures) are required for interim and annual periods beginning after December 15, 2010. This standard affects disclosures only and, accordingly, did not have an impact on the Company’s financial condition or results of operations. See Note 10, “Other Investments,” and Note 12, “Reinsurance,” for disclosures provided related to this guidance.

In October 2010, the FASB issued authoritative guidance to address disparities in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The amendments in the updated guidance specify that incremental direct costs of contract acquisition and certain costs related directly to the acquisition activities incurred in the acquisition of new or renewal contracts should be capitalized in accordance with the amendments in the updated guidance. Costs directly related to those activities include only the portion of an employee’s total compensation (excluding any compensation that is capitalized as incremental direct costs of contract acquisition) and payroll-related fringe benefits related directly to time spent performing those activities for actual acquired contracts, and other costs related directly to those activities that would not have been incurred if the contract had not been acquired. Administrative costs, rent, depreciation, occupancy, equipment and all other general overhead costs are considered indirect costs and should be charged to expense as incurred. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The amendments in this guidance should be applied prospectively upon adoption. Retrospective application is also permitted. Early adoption is permitted as of the beginning of the fiscal year. The Company is in the process of evaluating the impact of this guidance; however, it is not expected to have a significant impact on the Company’s financial condition or results of operations.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

3. Fair Value Measurements

The following tables set forth the Company’s assets and liabilities that were accounted for at fair value as of December 31, 2010 and December 31, 2009 by level within the fair value hierarchy (for further information, see Note 2 (b), “Significant Accounting Policies – Fair Value Measurements”:

December 31, 2010 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance as of December 31, 2010
Assets
U.S. Government and Government-Related/Supported	$–	$2,127,491	$–	$–	$2,127,491
Corporate (1)	–	10,325,725	35,158	–	10,360,883
Residential mortgage-backed securities – Agency	–	5,134,491	30,255	–	5,164,746
Residential mortgage-backed securities – Non-Agency	–	1,016,124	4,964	–	1,021,088
Commercial mortgage-backed securities	–	1,170,884	1,623	–	1,172,507
Collateralized debt obligations	–	12,566	721,097	–	733,663
Other asset-backed securities	–	924,181	24,650	–	948,831
U.S. States and political subdivisions of the States	–	1,351,677	–	–	1,351,677
Non-U.S. Sovereign Government, Supranational and Government-Related	–	2,659,626	3,667	–	2,663,293

Total fixed maturities, at fair value	$—	$24,722,765	$821,414	$–	$25,544,179
Equity securities, at fair value	71,284	13,483	–	–	84,767
Short-term investments, at fair value (1)(2)	–	2,046,424	2,183	–	2,048,607

Total investments available for sale	$71,284	$26,782,672	$823,597	$–	$27,677,553
Cash equivalents (3)	1,358,619	540,646	–	–	1,899,265
Other investments (4)	–	490,320	133,717	–	624,037
Other assets (5)(6)	–	108,056	7,882	(20,152)	95,786

Total assets accounted for at fair value	$1,429,903	$27,921,694	$965,196	$(20,152)	$30,296,641

Liabilities
Financial instruments sold, but not yet purchased (7)	$256	$21,270	$–	$–	$21,526
Other liabilities (5)(6)	–	13,591	47,077	2,843	63,511

Total liabilities accounted for at fair value	$256	$34,861	$47,077	$2,843	$85,037

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

3. Fair Value Measurements (Continued)

December 31, 2009 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance as of December 31, 2009
Assets
U.S. Government and Government-Related/Supported	$–	$2,664,625	$–	$–	$2,664,625
Corporate (1)	–	9,788,689	10,311	–	9,799,000
Residential mortgage-backed securities – Agency	–	6,220,607	7,894	–	6,228,501
Residential mortgage-backed securities – Non-Agency	–	1,379,125	42,190	–	1,421,315
Commercial mortgage-backed securities	–	1,214,044	2,755	–	1,216,799
Collateralized debt obligations	–	507,898	190,663	–	698,561
Other asset-backed securities	–	1,129,806	38,179	–	1,167,985
U.S. States and political subdivisions of the States	–	913,473	–	–	913,473
Non-U.S. Sovereign Government, Supranational and Government-Related	–	3,398,556	3,217	–	3,401,773

Total fixed maturities, at fair value	$—	$27,216,823	$295,209	$–	$27,512,032
Equity securities, at fair value	5,621	12,158	–	–	17,779
Short-term investments, at fair value (2)	–	1,770,874	6,486	–	1,777,360

Total investments available for sale	$5,621	$28,999,855	$301,695	$–	$29,307,171
Cash equivalents (3)	1,496,938	1,136,268	–	–	2,633,206
Other investments (4)	–	342,005	75,584	–	417,589
Other assets (5)(6)	–	117,401	185,455	(218,409)	84,447

Total assets accounted for at fair value	$1,502,559	$30,595,529	$562,734	$(218,409)	$32,442,413

Liabilities
Financial instruments sold, but not yet purchased (7)	$–	$36,979	$–	$–	$36,979
Other liabilities (5)(6)	–	24,337	84,940	(49,319)	59,958

Total liabilities accounted for at fair value	$–	$61,316	$84,940	$(49,319)	$96,937

Notes:

(1)

Included within Corporate are certain medium term notes supported primarily by pools of European credit with varying degrees of leverage. The notes had a fair value of $454.8 million and $587.7 million and an amortized cost of $504.6 million and $707.9 million at December 31, 2010 and December 31, 2009, respectively. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

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

(4)

The Other investments balance excludes certain structured transactions including certain investments in project finance transactions, a payment obligation and liquidity financing provided to a structured credit vehicle as a part of a third party medium term note

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

3. Fair Value Measurements (Continued)

facility. These investments are carried at amortized cost that totaled $327.7 million at December 31, 2010 and $365.6 million at December 31, 2009.

(5)	Other assets and other liabilities include derivative instruments.

(6)

The derivative balances included in each category above are reported on a gross basis by level with a netting adjustment presented separately in the “Collateral and Counterparty Netting” column. The Company often enters into different types of derivative contracts with a single counterparty and these contracts are covered under a netting agreement. In addition, the Company held net cash collateral related to derivative assets of approximately $23.0 million and $169.1 million at December 31, 2010 and December 31, 2009, respectively. This balance is included within cash and cash equivalents and the corresponding liability to return the collateral has been offset against the derivative asset within the balance sheet as appropriate under the netting agreement. The fair value of the individual derivative contracts are reported gross in their respective levels based on the fair value hierarchy.

(7)	Financial instruments sold, but not yet purchased represent “short sales” and are included within “Net payable for investments purchased” on the balance sheet.

Level 3 Gains and Losses

The tables below present additional information about assets and liabilities measured at fair value on a recurring basis and for which Level 3 inputs were utilized to determine fair value. The table reflects gains and losses for the twelve month periods ended December 31, 2010 and 2009 for all financial assets and liabilities categorized as Level 3 as of December 31, 2010 and 2009, respectively. The tables do not include gains or losses that were reported in Level 3 in prior periods for assets that were transferred out of Level 3 prior to December 31, 2010 and 2009. Gains and losses for assets and liabilities classified within Level 3 in the table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, it should be noted that the following table does not take into consideration the effect of offsetting Level 1 and 2 financial instruments entered into by the Company that are either economically hedged by certain exposures to the Level 3 positions or that hedge the exposures in Level 3 positions.

In general, Level 3 assets include securities for which the values were obtained from brokers where either significant inputs were utilized in determining the value that were difficult to corroborate with observable market data, or sufficient information regarding the specific inputs utilized by the broker was not available to support a Level 2 classification. Level 3 assets may also include securities for which the Company determined current market trades represent distressed transactions, and accordingly, the Company determined fair value using certain inputs that are not observable to market participants. Transfers from Level 3 to Level 2 during the year ended December 31, 2010, were primarily as a result of the Company utilizing values provided by pricing services not containing significant unobservable inputs, rather than other valuations for certain assets that would have been considered Level 3.

There were no transfers between Level 1 and Level 2 during the twelve month periods ended December 31, 2010 and 2009.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

3. Fair Value Measurements (Continued)

Level 3 Gains and Losses (continued)

(U.S. dollars in thousands)	Level 3 Assets and Liabilities Year Ended December 31, 2010
	Corporate	Residential mortgage-backed securities – Agency	Residential mortgage-backed securities – Non Agency	Commercial mortgage-backed securities	Collateralized debt obligations
Balance, beginning of period	$10,311	$7,894	$42,190	$2,755	$190,663
Realized gains (losses)	(7,016)	(360)	(1,452)	(908)	(24,935)
Movement in unrealized gains (losses)	1,906	(74)	306	1,062	118,410
Purchases, (sales), issuances and (settlements), net	17,226	30,689	(2,226)	(685)	(1,834)
Transfers into Level 3	14,749	–	5,601	–	471,211
Transfers out of Level 3	(849)	(7,894)	(39,455)	–	(59)
Investments classification change	(1,169)	–	–	(601)	(32,359)

Balance, end of period	$35,158	$30,255	$4,964	$1,623	$721,097

Movement in total gains (losses) above relating to instruments still held at the reporting date	$2,122	$(74)	$(28)	$223	$117,709

(U.S. dollars in thousands)	Level 3 Assets and Liabilities Year Ended December 31, 2010 (Continued)
	Other asset backed securities	Non-U.S. Sovereign Government and Supranationals and Government Related	Short-term Investments	Other investments	Derivative Contracts – Net
Balance, beginning of period	$38,179	$3,217	$6,486	$75,584	$100,515
Realized gains (losses)	(18,107)	–	(3,559)	3,677	874
Movement in unrealized gains (losses)	14,685	34	2,364	14,461	57,688
Purchases, (sales), issuances and (settlements), net	2,852	–	(4,753)	(10,737)	(198,272)
Transfers into Level 3	1,355	416	–	18,248	–
Transfers out of Level 3	(14,314)	–	–	–
Investments classification change	–	–	1,645	32,484	–

Balance, end of period	$24,650	$3,667	$2,183	$133,717	$(39,195)

Movement in total gains (losses) above relating to instruments still held at the reporting date	$8,747	$34	$(103)	$14,286	$57,688

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

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

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

3. Fair Value Measurements (Continued)

Fixed maturities and short-term investments

During the year ended December 31, 2010, certain CDOs that were previously classified as Level 2 due to sufficient market data being available to allow a price to be determined and provided by third party pricing vendors, were transferred to Level 3 because third party vendor prices were no longer believed to be the most appropriate pricing source. Broker quotes, for which sufficient information regarding the specific inputs utilized by the broker was not available to support a Level 2 classification, are the primary source of the valuations for these CDO securities.

At December 31, 2009, certain assets which were previously classified as Level 3 assets due to a lack of observable market data are now classified as Level 2 assets as described further below.

For the period from December 31, 2008 through June 30, 2009, the Company had determined that internal models were more appropriate and better representative of the fair value of these securities. At June 30, 2009, these internal valuation models for Collateralized Debt Obligations holdings (“CDOs”) resulted in a fair value of $450.5 million as compared to a par value of $807.5 million. However, as a result of numerous market factors, including increased volumes of trading and increased new issuance of CDOs beginning with the third quarter of 2009, the Company now believes that transactions in this market are no longer distressed and accordingly had reverted to third-party vendor pricing sources where transactions were available as of December 31, 2009, and where not available based the valuations on broker quotes. Accordingly, as at December 31, 2009, for those CDOs which were previously valued using internal models, the Company carried these assets at a fair value of $538.5 million as compared to a par value of $789.1 million. Of these holdings, $457.6 million were valued by third party vendors and for which inputs are observable and accordingly are now classified as Level 2, and $80.9 million were valued using broker quotations and for which inputs are unobservable and accordingly remain classified as Level 3.

The remainder of the Level 3 assets relate to private equity investments where the nature of the underlying assets held by the investee include positions such as private business ventures and are such that significant Level 3 inputs are utilized in the valuation, and certain derivative positions.

Other investments

Included within the Other investments component of the Company’s Level 3 valuations are private investments and alternative investments where the Company is not deemed to have significant influence over the investee. The fair value of these investments is based upon net asset values received from the investment manager or general partner of the respective entity. The underlying investments held by the investee that form the basis of the net asset value include assets such as private business ventures that require the use of significant Level 3 inputs in the determination of the individual underlying holding values and accordingly the fair value of the Company’s investment in each entity is classified within Level 3. The Company also incorporates factors such as the most recent financial information received, the values at which capital transactions with the investee take place, and management’s judgment regarding whether any adjustments should be made to the net asset value in recording the fair value of each position. Investments in private equity and alternative funds included in Other investments utilize strategies including Arbitrage, Directional, Event Driven and Multi-style. These funds potentially have lockup and gate provisions which may limit redemption liquidity.

Derivative instruments

Derivative instruments classified within Level 3 include: (i) certain interest rate swaps where the duration of the contract the Company holds exceeds that of the longest term on a market observable input, (ii) guaranteed minimum income benefits (“GMIB”) embedded within a certain reinsurance contract, (iii) a put option included within the Company’s remaining contingent capital facility and (iv) credit derivatives sold providing protection on senior tranches of structured finance transactions where the value is obtained directly from the investment bank counterparty for which sufficient information regarding the inputs utilized in the valuation was not obtained to support a Level 2 classification. The majority of inputs utilized in the

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

3. Fair Value Measurements (Continued)

Derivative instruments (continued)

valuations of these types of derivative contracts are considered Level 1 or Level 2; however, each valuation includes at least one Level 3 input that was significant to the valuation and, accordingly, the values are disclosed within Level 3.

In addition, see Note 2(h), “Significant Accounting Policies, for a general discussion of types of assets and liabilities that are classified within Level 3 of the fair value hierarchy as well as the Company’s valuation policies for such instruments.

Financial Instruments Not Carried at Fair Value

Authoritative guidance over disclosures about the fair value of financial instruments requires additional disclosure of fair value information for financial instruments not carried at fair value in both interim and annual reporting periods. Certain financial instruments, particularly insurance contracts, are excluded from these fair value disclosure requirements. The carrying values of cash and cash equivalents, accrued investment income, net receivable from investments sold, other assets, net payable for investments purchased, other liabilities and other financial instruments not included below approximated their fair values. The following table includes financial instruments for which the carrying value differs from the estimated fair values:

(U.S. dollars in thousands)	As of December 31, 2010		As of December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed maturities, held to maturity	$2,728,335	$2,742,626	$546,067	$530,319
Other investments – structured transactions.	327,686	317,524	365,600	341,352

Financial Assets	$3,056,021	$3,060,150	$911,667	$871,671

Deposit Liabilities	$1,684,606	$1,737,107	$2,208,699	$2,245,961
Notes payable and debt	2,464,410	2,627,897	2,451,417	2,504,386

Financial Liabilities	$4,149,016	$4,365,004	$4,660,116	$4,750,347

Redeemable series C preference ordinary shares	$71,900	$61,115	$182,673	$137,918

The Company historically participated in structured transactions which included cash loans supporting project finance transactions and providing liquidity facility financing to structured project deals and the Company also invested in a payment obligation with an insurance company. These transactions are carried at amortized cost. The fair value of these investments held by the Company is determined through use of internal models utilizing reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.

Deposit liabilities include obligations under structured insurance and reinsurance transactions. For purposes of fair value disclosures, the Company determines the estimated fair value of the deposit liabilities by assuming a discount rate equal to the appropriate U.S. Treasury rate plus 142.3 basis points and the appropriate U.S. Treasury Rate plus 108.3 basis points at December 31, 2010 and December 31, 2009, respectively. The discount rate incorporates the Company’s own credit risk into the determination of estimated fair value.

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

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

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

Reinsurance agreements

As noted above, the Company previously provided certain reinsurance protections with respect to adverse development on certain transactions as well as indemnification under specific facultative and excess of loss coverages for subsidiaries of Syncora: Syncora Guarantee Re Inc. (“Syncora Guarantee Re”) (formerly XL Financial Assurance Ltd. or “XLFA”) and Syncora Guarantee Inc. (“Syncora Guarantee”) (formerly XL Capital Assurance Inc. or “XLCA”). The adverse development cover related to a specific

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

4. Syncora Holdings Ltd. (“Syncora”) (Continued)

project financing transaction while the facultative covers generally reinsured certain policies up to the amount necessary for Syncora Guarantee and Syncora Guarantee Re to comply with certain regulatory and risk limits. The excess of loss reinsurance provided indemnification for the portion of any individual paid loss covered by Syncora Guarantee Re in excess of 10% of Syncora Guarantee Re’s surplus, up to an aggregate amount of $500 million, and excluded coverage for liabilities arising other than pursuant to the terms of the underlying policies. In 2007, in relation to the excess of loss and facultative reinsurance agreements described above, the Company recorded within “loss from operating affiliates,” losses in the amount of $300.0 million and $51.0 million, respectively. As detailed below, subsequent to June 30, 2008 the Company executed the Master Agreement in connection with, among other things, the termination of these reinsurance agreements. As at June 30, 2008 and December 31, 2007, the Company’s total net exposure under its facultative agreements with Syncora subsidiaries was approximately $6.4 billion and $7.7 billion, respectively, of net par outstanding.

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

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

4. Syncora Holdings Ltd. (“Syncora”) (Continued)

described below. The transactions and termination of certain reinsurance and other agreements under the Master Agreement closed on August 5, 2008. As part of the transaction, the Counterparties provided full releases to the Company and Syncora.

The Master Agreement provided for the payment by the Company to Syncora of $1.775 billion in cash, the issuance by the Company to Syncora of eight million of its ordinary shares which were newly issued by the Company and the transfer by the Company of all of its voting, economic or other rights in the shares it owned in Syncora (representing approximately 46% of Syncora’s issued and outstanding shares) (the “Syncora Shares”) to an escrow agent in accordance with an escrow agreement between Syncora and the Counterparties. This consideration was made in exchange for, among other things, the full and unconditional:

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

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

4. Syncora Holdings Ltd. (“Syncora”) (Continued)

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

Pursuant to the terms of the Master Agreement, Syncora was required to use commercially reasonable efforts to commute the agreements that were the subject of the Company’s guarantee of Syncora Guarantee’s obligations under certain financial guarantees issued by Syncora Guarantee to the European Investment Bank (the “EIB Policies”), subject to certain limitations.

On June 28, 2010, the Company’s subsidiary, XL Insurance (Bermuda) Ltd (“XLI”), completed a commutation, termination and release agreement (the “Termination Agreement”) with EIB which fully extinguished and terminated all of the guarantees issued to EIB by XLI in connection with financial guaranty policies between certain subsidiaries of Syncora and EIB. Under the Termination Agreement, XLI paid $38 million to EIB, and all of XLI’s exposures under the EIB guarantees, with aggregate par outstanding of approximately $900 million, were eliminated. In addition, a further $0.5 million was paid to EIB for expenses in relation to the termination. Pursuant to the obligations of Syncora under the Master Agreement, Syncora paid XLI $15.0 million. The net cost of this transaction is reflected in the Company’s Consolidated Statement of Income as “Loss on Termination of Guarantee.”

5. Restructuring and Asset Impairment Charges

During the third quarter of 2008 and during the first quarter of 2009, expense reduction initiatives were implemented in order to reduce the Company’s operating expenses. The goal of these initiatives was to achieve enhanced efficiency and an overall reduction in operating expenses by streamlining processes across all geographic locations, with a primary emphasis on corporate functions. To date, this has been achieved through redundancies, increased outsourcing and the cessation of certain projects and activities. Charges have been recognized and accrued as restructuring and asset impairment charges and allocated to the Company’s reportable segments in accordance with authoritative guidance over accounting for costs associated with exit or disposal activities and guidance over accounting for the impairment or disposal of long-lived assets. Other costs that do not meet the criteria for accrual are being expensed as restructuring charges as they are incurred. Restructuring charges relate mainly to employee termination benefits as well as costs associated with ceasing to use certain leased property accounted for as operating leases. Asset impairment charges relate primarily to the write-off of certain IT system and equipment costs previously capitalized. The Company recognizes an asset impairment charge when net proceeds expected from disposition of an asset are less than the carrying value of the asset and reduces the carrying amount of the asset to its estimated fair value. Restructuring and asset impairment charges noted above were recorded in the Company’s income statement under “Operating Expenses.”

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

5. Restructuring and Asset Impairment Charges (Continued)

The total cumulative costs the Company incurred in connection with these restructuring initiatives through their completion at December 31, 2009 were as follows:

(U.S. dollars in millions)	Costs Incurred During the Year Ended December 31, 2008	Costs Incurred During the Year Ended December 31, 2009	Cumulative Costs Incurred
Employee Termination Benefits	$43.8	$51.1	$94.9
Lease Termination and Other Costs	6.6	8.0	14.6
Asset Impairment	0.4	22.4	22.8

Total	$50.8	$81.5	$132.3

These costs were allocated to the Company’s segments as follows:

(U.S. dollars in millions)	Costs Incurred During the Year Ended December 31, 2008	Costs Incurred During the Year Ended December 31, 2009	Cumulative Costs Incurred
Insurance (1)	$27.4	$56.9	$84.3
Reinsurance (1)	3.9	10.6	14.5
Corporate	19.5	14.0	33.5

Total	$50.8	$81.5	$132.3

(1)	Includes allocated restructuring charges associated with eliminating the XL Financial Solutions business unit.

6. Segment Information

Following a streamlining of the Company’s operating segments in the first quarter of 2009, the Company is organized into three operating segments: Insurance, Reinsurance and Life operations. The Company’s general investment and financing operations are reflected in Corporate.

The Company evaluates the performance for both the Insurance and Reinsurance segments based on underwriting profit and from the performance of its Life operations segment based on its contribution. Other items of revenue and expenditure of the Company are not evaluated at the segment level for reporting purposes. In addition, the Company does not allocate investment assets by segment for its Property and Casualty (“P&C”) operations. Investment assets related to the Company’s Life operations and certain structured products included in the Insurance and Reinsurance segments and Corporate are held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from each of these segments.

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

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

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

Life Operations

Life Operations covers life reinsurance business written with life insurance companies, principally to help them manage mortality, morbidity, survivorship, investment and lapse risks. This includes a broad range of underlying lines of life assurance business, including term assurances, group life, critical illness cover, immediate annuities, disability income cover, and short-term accident and health business. This also covers a range of geographic markets, with an emphasis on the U.K., the U.S. and Continental Europe.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

6. Segment Information (Continued)

Year ended December 31, 2010: (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Life Operations	Corporate	Total
Gross premiums written	$4,418,380	$1,842,951	$6,261,331	$411,938	$–	$6,673,269
Net premiums written	3,461,150	1,538,438	4,999,588	382,075	–	5,381,663
Net premiums earned	3,529,138	1,501,999	5,031,137	382,924	–	5,414,061
Net losses and loss expenses	(2,505,502)	(706,298)	(3,211,800)	(513,833)	–	(3,725,633)
Acquisition costs	(418,146)	(321,008)	(739,154)	(49,104)	–	(788,258)
Operating expenses (1)	(642,103)	(175,586)	(817,689)	(10,470)	–	(828,159)

Underwriting profit (loss)	$(36,613)	$299,107	$262,494	$(190,483)	$–	$72,011
Net investment income			803,358	313,172	–	1,116,530
Net results from structured products (2)	14,696	3,075	17,771	–	9,804	27,575
Net fee income and other (3)	(15,564)	2,488	(13,076)	249	2	(12,825)
Net realized gains (losses) on investments			(206,877)	(54,444)	(9,482)	(270,803)

Contribution from P&C, Life Operations and Corporate			$863,670	$68,494	$324	$932,488

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					$(33,843)	$(33,843)
Net income (loss) from investment fund affiliates and operating affiliates					172,474	172,474
Exchange gains (losses)					10,161	10,161
Corporate operating expenses					(90,686)	(90,686)
Interest expense (4)					(159,118)	(159,118)
Non-controlling interest in net (income) loss of subsidiary					(4)	(4)
Loss on termination of guarantee					(23,500)	(23,500)
Income taxes & other					(164,595)	(164,595)

Net income attributable to XL Group plc						$643,377

Ratios – P&C operations: (5)
Loss and loss expense ratio	71.0%	47.0%	63.8%
Underwriting expense ratio	30.0%	33.1%	31.0%

Combined ratio	101.0%	80.1%	94.8%

Notes:

(1)	Operating expenses exclude Corporate operating expenses, shown separately.

(2)

The net results from P&C and Corporate structured products include net investment income, interest expense and operating expenses of $69.0 million, $52.9 million and $1.6 million (credit) and $12.5 million, $1.7 million and $1.0 million, respectively.

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

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

6. Segment Information (Continued)

Year ended December 31, 2009: (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Life Operations	Corporate	Total
Gross premiums written	$4,251,888	$1,859,423	$6,111,311	$576,162	$–	$6,687,473
Net premiums written	3,273,380	1,470,332	4,743,712	532,852	–	5,276,564
Net premiums earned	3,559,793	1,591,946	5,151,739	555,101	–	5,706,840
Net losses and loss expenses	(2,399,747)	(769,090)	(3,168,837)	(677,562)	–	(3,846,399)
Acquisition costs	(429,170)	(346,699)	(775,869)	(77,689)	–	(853,558)
Operating expenses (1)	(689,131)	(190,596)	(879,727)	(16,009)	–	(895,736)

Underwriting profit (loss)	$41,745	$285,561	$327,306	$(216,159)	$–	$111,147
Net investment income			882,748	332,425	–	1,215,173
Net results from structured products (2)	16,660	26,374	43,034	–	16,609	59,643
Net fee income and other (3)	(14,241)	6,209	(8,032)	290	–	(7,742)
Net realized gains (losses) on investments			(659,687)	(232,375)	(29,375)	(921,437)

Contribution from P&C, Life Operations and Corporate			$585,369	$(115,819)	$(12,766)	$456,784

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					$(33,647)	$(33,647)
Net income (loss) from investment fund affiliates and operating affiliates					139,347	139,347
Exchange gains (losses)					(84,813)	(84,813)
Corporate operating expenses					(107,877)	(107,877)
Interest expense (4)					(172,764)	(172,764)
Non-controlling interest in net (income) loss of subsidiary					104	104
Loss on termination of guarantee					–	–
Income taxes & other					(122,143)	(122,143)

Net income attributable to XL Group plc						$74,991

Ratios – P&C operations: (5)
Loss and loss expense ratio	67.4%	48.3%	61.5%
Underwriting expense ratio	31.4%	33.8%	32.1%

Combined ratio	98.8%	82.1%	93.6%

Notes:

(1)	Operating expenses exclude Corporate operating expenses, shown separately.

(2)

The net results from P&C and Corporate structured products include net investment income, interest expense and operating expenses of $79.3 million, $36.3 million and $nil, and $25.3 million, $7.4 million and $1.3 million, respectively.

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

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

6. Segment Information (Continued)

Year ended December 31, 2008: (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Life Operations	Corporate (8)	Total
Gross premiums written	$5,308,914	$2,260,477	$7,569,391	$690,915	$–	$8,260,306
Net premiums written	3,984,826	1,753,467	5,738,293	649,844	–	6,388,137
Net premiums earned	3,997,045	1,993,206	5,990,251	649,851	–	6,640,102
Net losses and loss expenses	(2,733,344)	(1,229,554)	(3,962,898)	(769,004)	–	(4,731,902)
Acquisition costs	(465,044)	(383,136)	(848,180)	(96,280)	–	(944,460)
Operating expenses (1)	(687,129)	(189,027)	(876,156)	(33,178)	–	(909,334)

Underwriting profit (loss)	$111,528	$191,489	$303,017	$(248,611)	$–	$54,406
Net investment income	–	–	1,174,856	382,995	–	1,557,851
Net results from structured products (2)	(14,713)	25,694	10,981	–	18,144	29,125
Net fee income and other	(5,072)	9,260	4,188	350	–	4,538
Net realized gains (losses) on investments			(801,388)	(40,128)	(120,538)	(962,054)

Contribution from P&C, Life Operations and Corporate			$691,654	$94,606	$(102,394)	$683,866

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					$(73,368)	$(73,368)
Net income (loss) from investment fund affiliates and operating affiliates (3)					(1,735,942)	(1,735,942)
Exchange gains (losses)					184,454	184,454
Corporate operating expenses					(168,324)	(168,324)
Extinguishment of debt (4)					(22,527)	(22,527)
Interest expense (5)					(206,455)	(206,455)
Non-controlling interest in net (income) loss of subsidiary					–	–
Impairment of goodwill (6)					(989,971)	(989,971)
Income taxes & other					(225,546)	(225,546)

Net income attributable to XL Group plc						$(2,553,813)

Ratios – P&C operations: (7)
Loss and loss expense ratio	68.4%	61.7%	66.2%
Underwriting expense ratio	28.8%	28.7%	28.7%

Combined ratio	97.2%	90.4%	94.9%

Notes:

(1)	Operating expenses exclude corporate operating expenses, shown separately.

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

(4)	Represents debt extinguishment costs associated with the early redemption of the Guaranteed Senior 6.58% Notes due 2011.

(5)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance, Reinsurance, and Corporate segments.

(6)	Represents goodwill impairment charges recorded in late 2008, mainly associated with the Company’s reinsurance operations.

(7)	Ratios are based on net premiums earned from property and casualty operations.

(8)	Certain reclassifications have been made to conform to current year presentation.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

6. Segment Information (Continued)

The following tables summarize the Company’s net premiums earned by line of business:

Year ended December 31, 2010: (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Life Operations	Total
P&C Operations:
Casualty – professional lines	$1,316,173	$222,720	$–	$1,538,893
Casualty – other lines.	632,737	219,154	–	851,891
Property catastrophe	–	323,588	–	323,588
Other property	416,917	534,422	–	951,339
Marine, energy, aviation and satellite	540,319	88,855	–	629,174
Other specialty lines (1).	606,682	–	–	606,682
Other (2)	1,554	112,305	–	113,859
Structured indemnity	14,756	955	–	15,711

Total P&C Operations	$3,529,138	$1,501,999	$–	$5,031,137

Life Operations:
Other Life	$–	$–	$255,905	$255,905
Annuity	–	–	127,019	127,019

Total Life Operations	$–	$–	$382,924	$382,924

Total	$3,529,138	$1,501,999	$382,924	$5,414,061

Year ended December 31, 2009: (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Life Operations	Total
P&C Operations:
Casualty – professional lines	$1,276,005	$196,624	$–	$1,472,629
Casualty – other lines	655,126	257,610	–	912,736
Property catastrophe	2,396	312,780	–	315,176
Other property	424,045	560,379	–	984,424
Marine, energy, aviation and satellite	546,806	83,532	–	630,338
Other specialty lines (1)	634,436	–	–	634,436
Other (2)	12,217	172,588	–	184,805
Structured indemnity	8,762	8,433	–	17,195

Total P&C Operations	$3,559,793	$1,591,946	$–	$5,151,739

Life Operations:
Other Life	$–	$–	$422,594	$422,594
Annuity	–	–	132,507	132,507

Total Life Operations	$–	$–	$555,101	$555,101

Total	$3,559,793	$1,591,946	$555,101	$5,706,840

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

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

The following table shows an analysis of the Company’s net premiums written by geographical location of subsidiary where the premium is written for the years ended December 31:

P&C operations: (U.S. dollars in thousands)	2010	2009	2008
Bermuda	$561,514	$545,965	$607,824
United States	2,143,240	2,342,656	2,739,637
Europe and other	2,294,834	1,855,091	2,390,832

Total P&C operations	$4,999,588	$4,743,712	$5,738,293

Life Operations: (U.S. dollars in thousands)
Bermuda	$79,033	$80,498	$184,368
United States	–	31,478	27,423
Europe and other	303,042	420,876	438,053

Total Life Operations	$382,075	$532,852	$649,844

Total	$5,381,663	$5,276,564	$6,388,137

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

7. Goodwill and Other Intangible Assets

The following table presents an analysis of intangible assets broken down between goodwill, intangible assets with an indefinite life and intangible assets with a definite life for the years ended December 31, 2010, 2009 and 2008:

(U.S. dollars in thousands)	Goodwill	Intangible assets with an indefinite life	Intangible assets with a definite life	Total
Balance at December 31, 2007	$1,804,816	$30,195	$6,580	$1,841,591
Reclassification	5,089	(11,529)	6,440	–
Impairment	(989,971)	–	–	(989,971)
Amortization	–	–	(2,968)	(2,968)
Foreign Currency Translation	4,898	–	–	4,898

Balance at December 31, 2008	$824,832	$18,666	$10,052	$853,550
Reclassification	–	–	(4,440)	(4,440)
Amortization	–	(3,300)	(1,858)	(5,158)
Foreign Currency Translation	1,177	–	–	1,177

Balance at December 31, 2009	$826,009	$15,366	$3,754	$845,129
Amortization	–	–	(1,859)	(1,859)
Foreign Currency Translation	(3,762)	–	–	(3,762)

Balance at December 31, 2010	$822,247	$15,366	$1,895	$839,508

The Company has goodwill of $822.2 million as at December 31, 2010, of which $426.3 million relates to the Company’s Insurance segment while $395.9 million relates to the Company’s Reinsurance segment. The estimated fair values of these reporting units exceeded their net book values as of December 31, 2010 and therefore no impairments were recorded during 2010. There were no goodwill impairment charges recorded by the Company in any year prior to the amount recorded during 2008, as described further below. Therefore, the opening goodwill balance of $1.8 billion as at December 31, 2007 represents the gross balance of goodwill recorded by the Company. At December 31, 2010 and 2009, the ending goodwill balance is comprised of gross goodwill of $1.8 billion offset by accumulated impairment charges of $990 million.

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

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

7. Goodwill and Other Intangible Assets (Continued)

The Company completed its annual goodwill impairment testing, as of June 30, 2010, June 30, 2009 and June 30, 2008, which did not result in any goodwill impairments. The results of the annual impairment tests were revisited at each respective year end to confirm that no impairments were required. As at June 30, 2010, 2009 and 2008, estimated fair values exceeded the related net book values of the respective units carrying goodwill. However, at December 31, 2008, due to the financial market and economic events that occurred in the fourth quarter of fiscal 2008, the Company’s interim impairment testing resulted in a non-cash goodwill impairment charge of $990.0 million. The charge related primarily to certain reinsurance unit goodwill associated with the merger of Mid Ocean Ltd. (“Mid Ocean”) in 1998.

In addition, consistent with the process and factors outlined above, the goodwill balances relating to certain Latin American reinsurance operations and certain life operations of $10.0 million and $5.0 million, respectively, were determined to be impaired and the full balances were written off during the fourth quarter of 2008.

Although the results of the 2010 goodwill impairment analysis do not indicate the need for any impairment charges, if significant negative changes were to occur in items such as the premium volumes and/or the level of profitability within the business written by the Company, decreases in the Company’s credit ratings, deterioration in the overall financial markets in general, or any other significantly negative unforeseen circumstance, the Company’s business and future prospects may be adversely affected, which could result in further goodwill impairments in the future.

During July 2009, the Company entered into an agreement to sell its U.S. life reinsurance business. The transaction closed during the fourth quarter of 2009. Accordingly, the full value of the licenses held relating to this business of $3.3 million was removed from intangible assets with an indefinite life as part of the sale transaction.

In addition, during 2009 certain internal use software acquired as part of the XL GAPS acquisition, which occurred in late 2007, with a carried value of $4.4 million was reclassified from intangible assets with a definite life into other assets. No impairments were recorded on intangible assets during any of the years ended December 2010, 2009 and 2008.

8. Investments

Net investment income is derived from the following sources:

Year ended December 31 (U.S. dollars in thousands)	2010	2009	2008
Fixed maturities, short-term investments and cash equivalents	$1,245,185	$1,369,503	$1,799,758
Equity securities and other investments	20,693	13,753	27,803
Funds withheld	12,738	14,649	13,256

Total gross investment income	1,278,616	1,397,905	1,840,817
Investment expenses.	(80,578)	(78,082)	(71,840)

Net investment income	$1,198,038	$1,319,823	$1,768,977

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

8. Investments (Continued)

The cost (amortized cost for fixed maturities and short-term investments), fair value, gross unrealized gains, gross unrealized (losses), and OTTI recorded in AOCI of the Company’s available for sale investments at December 31, 2010 and December 31, 2009 were as follows:

December 31, 2010 (U.S. dollars in thousands)	Cost or Amortized Cost	Included in Accumulated Other Comprehensive Income (“AOCI”)			Fair Value
		Gross Unrealized Gains	Gross Unrealized Losses
			Related to changes in estimated fair value	OTTI included in other comprehensive income (Loss)(1)
Fixed maturities
U.S. Government and Government-Related/Supported (2)	$2,052,551	$98,889	$(23,949)	$–	$2,127,491
Corporate (3) (4)	10,352,806	353,308	(272,093)	(73,138)	10,360,883
Residential mortgage-backed securities – Agency	5,020,469	152,905	(8,628)	–	5,164,746
Residential mortgage-backed securities – Non-Agency	1,256,741	26,356	(133,758)	(128,251)	1,021,088
Commercial mortgage-backed securities	1,135,075	55,852	(7,960)	(10,460)	1,172,507
Collateralized debt obligations	920,080	10,960	(188,563)	(8,814)	733,663
Other asset-backed securities	964,129	16,084	(23,218)	(8,164)	948,831
U.S. States and political subdivisions of the States	1,370,378	16,746	(35,447)	–	1,351,677
Non-U.S. Sovereign Government, Supranational and Government-Related/Supported (2)	2,642,657	63,511	(42,875)	–	2,663,293

Total fixed maturities	$25,714,886	$794,611	$(736,491)	$(228,827)	$25,544,179

Total short-term investments (3)	$2,058,447	$19,606	$(29,446)	$–	$2,048,607

Total equity securities	$56,737	$28,083	$(53)	$–	$84,767

(1)	Represents the amount of OTTI losses in AOCI, which from April 1, 2009 was not included in earnings under authoritative accounting guidance.

(2)

U.S. Government and Government-Related/Supported and Non-U.S. Sovereign Government, Supranationals and Government-Related/Supported includes government-related securities with an amortized cost of $2,101.0 million and fair value of $2,131.2 million and U.S. Agencies with an amortized cost of $1,019.2 million and fair value of $1,072.6 million.

(3)

Included within Corporate are certain medium term notes supported primarily by pools of European credit with varying degrees of leverage. The notes have a fair value of $454.8 million and an amortized cost of $504.6 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(4)

Included within Corporate are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments senior to the common and preferred equities of the financial institutions. These securities have a fair value of $757.8 million and an amortized cost of $883.0 million at December 31, 2010.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

8. Investments (Continued)

December 31, 2009 (U.S. dollars in thousands)	Cost or Amortized Cost	Included in Accumulated Other Comprehensive Income (“AOCI”)			Fair Value
		Gross Unrealized Gains	Gross Unrealized Losses
			Related to changes in estimated fair value	OTTI included in other comprehensive income (Loss)(1)
Fixed maturities
U.S. Government and Government-Related/Supported (2)	$2,619,731	$73,611	$(28,717)	$–	$2,664,625
Corporate (3) (4)	10,121,973	260,451	(472,170)	(111,254)	9,799,000
Residential mortgage-backed securities – Agency	6,169,707	96,715	(37,921)	–	6,228,501
Residential mortgage-backed securities – Non-Agency	2,015,593	13,958	(397,696)	(210,540)	1,421,315
Commercial mortgage-backed securities	1,276,602	8,107	(54,095)	(13,815)	1,216,799
Collateralized debt obligations	1,030,245	9,783	(332,403)	(9,064)	698,561
Other asset-backed securities	1,247,822	13,046	(82,438)	(10,445)	1,167,985
U.S. States and political subdivisions of the States	909,609	18,465	(14,601)	–	913,473
Non-U.S. Sovereign Government, Supranational and Government-Related/Supported (2)	3,407,222	60,506	(65,955)	–	3,401,773

Total fixed maturities	$28,798,504	$554,642	$(1,485,996)	$(355,118)	$27,512,032

Total short-term investments	$1,767,197	$16,899	$(6,736)	$–	$1,777,360

Total equity securities	$12,344	$5,793	$(358)	$–	$17,779

(1)	Represents the amount of OTTI losses in AOCI, which from April 1, 2009 was not included in earnings under authoritative accounting guidance.

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

The Company had gross unrealized losses totaling $1.0 billion at December 31, 2010 on its available for sale portfolio and $24.7 million on its held-to-maturity portfolio, which it considers to be temporarily impaired. Individual security positions comprising this balance have been evaluated by management, based on specified criteria, to determine if these impairments should be considered other than temporary. These criteria include an assessment of the severity of impairment along with management’s assessment as to whether it is likely to sell these securities, among other factors included below.

At December 31, 2010 and December 31, 2009, approximately 3.5% and 3.6%, respectively, of the Company’s fixed income investment portfolio at fair value was invested in securities which were below investment grade or not rated. Approximately 29.4% and 30.1% of the gross unrealized losses in the

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

8. Investments (Continued)

Company’s fixed income securities portfolio at December 31, 2010 and 2009, respectively, related to securities that were below investment grade or not rated.

The following is an analysis of how long each of those available for sale securities at December 31, 2010 had been in a continual unrealized loss position:

December 31, 2010 (U.S. dollars in thousands)	Less than 12 months		Equal to or greater than 12 months
	Fair Value	Gross Unrealized Losses (1)	Fair Value	Gross Unrealized Losses (1)
Fixed maturities and short-term investments:
U.S. Government and Government-Related/Supported	$307,082	$25,482	$117,394	$10,417
Corporate (2) (3)	2,271,887	80,276	1,627,083	275,023
Residential mortgage-backed securities – Agency	280,390	6,736	34,186	1,913
Residential mortgage-backed securities – Non-Agency	40,052	2,574	843,168	259,715
Commercial mortgage-backed securities	46,419	2,472	69,475	15,967
Collateralized debt obligations	2,500	51	715,295	197,535
Other asset-backed securities	122,548	1,619	226,946	33,546
U.S. States and political subdivisions of the States	734,893	30,033	40,907	5,452
Non-U.S. Sovereign Government, Supranational and Government-Related	459,686	5,116	418,322	40,837

Total fixed maturities and short-term investments	$4,265,457	$154,359	$4,092,776	$840,405

Total equity securities	$158	$53	$–	$–

(1)

On securities impacted by the April 1, 2009 changes to OTTI values, length of time of impairment is measured from the point at which securities returned to a net unrealized loss position (i.e. from April 1, 2009).

(2)

Included within Corporate are certain medium term notes supported primarily by pools of European credit with varying degrees of leverage. The notes have a fair value of $454.8 million and an amortized cost of $504.6 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(3)

Included within Corporate are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments senior to the common and preferred equities of the financial institutions. These securities have a fair value of $757.8 million and an amortized cost of $883.0 million at December 31, 2010.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

8. Investments (Continued)

The following is an analysis of how long each of those available for sale securities at December 31, 2009 had been in a continual unrealized loss position:

December 31, 2009 (U.S. dollars in thousands)	Less than 12 months		Equal to or greater than 12 months
	Fair Value	Gross Unrealized Losses (1)	Fair Value	Gross Unrealized Losses (1)
Fixed maturities and short-term investments:
U.S. Government and Government-Related/Supported	$792,605	$15,527	$84,105	$13,691
Corporate (2) (3)	1,892,737	55,538	2,900,332	527,963
Residential mortgage-backed securities – Agency	2,948,912	37,592	2,342	329
Residential mortgage-backed securities – Non-Agency	208,914	71,999	1,140,549	536,237
Commercial mortgage-backed securities	231,230	9,347	558,551	58,563
Collateralized debt obligations	127,171	36,144	563,340	306,058
Other asset-backed securities	273,034	4,555	553,286	88,677
U.S. States and political subdivisions of the States	326,392	5,586	55,278	9,015
Non-U.S. Sovereign Government, Supranational and Government-Related	944,204	17,499	514,058	53,530

Total fixed maturities and short-term investments	$7,745,199	$253,787	$6,371,841	$1,594,063

Total equity securities	$1,660	$358	$–	$–

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

(U.S. dollars in thousands)	December 31, 2010 (1)		December 31, 2009 (1)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after 1 through 5 years	$8,807,515	$8,936,246	$7,969,186	$8,010,078
Due after 5 through 10 years	3,733,842	3,857,055	3,936,489	3,962,993
Due after 10 years	3,877,035	3,710,043	5,152,860	4,805,800

	16,418,392	16,503,344	17,058,535	16,778,871
Residential mortgage-backed securities – Agency	5,020,469	5,164,746	6,169,707	6,228,501
Residential mortgage-backed securities – Non-Agency	1,256,741	1,021,088	2,015,593	1,421,315
Commercial mortgage-backed securities	1,135,075	1,172,507	1,276,602	1,216,799
Collateralized debt obligations	920,080	733,663	1,030,245	698,561
Other asset-backed securities	964,129	948,831	1,247,822	1,167,985

Total mortgage and asset-backed securities	9,296,494	9,040,835	11,739,969	10,733,161

Total	$25,714,886	$25,544,179	$28,798,504	$27,512,032

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

8. Investments (Continued)

(1)

Included in the table above are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments senior to the common and preferred equities of the financial institutions, at their fair value of $757.8 million and $904.3 million at December 31, 2010 and December 31, 2009, respectively. These securities have been distributed in the table based on their call date and have net unrealized losses of $143.7 million and $225.2 million at December 31, 2010 and December 31, 2009, respectively.

Factors considered in determining that the remaining gross unrealized loss is not other-than-temporarily impaired include management’s consideration of current and near term liquidity needs and other available sources, an evaluation of the factors and time necessary for recovery, and the results of on-going retrospective reviews of security sales and the basis for such sales.

Gross unrealized losses of $1.0 billion on available for sale and $24.7 million on held to maturity assets at December 31, 2010 can be attributed to the following significant drivers:

•

gross unrealized losses of $262.3 million related to the non-Agency residential mortgage backed securities (“RMBS”) portfolio (which consists of the Company’s holdings of sub-prime non-agency securities, second liens, ABS CDOs with sub-prime collateral, Alt-A mortgage exposures and Prime RMBS), which had a fair value of $1,107.4 million as at December 31, 2010. The Company, in conjunction with its investment manager service providers, undertook a security level review of these securities and recognized charges to the extent it believed the discounted cash flow value of any security was below its amortized cost. The Company has recognized realized losses, consisting of charges for OTTI and realized losses from sales, of approximately $1.4 billion since the beginning of 2007 through December 31, 2010 on these asset classes.

•

gross unrealized losses of $206.5 million related to the Company’s Life Operations investment portfolio, which had a fair value of $6.4 billion as at December 31, 2010. Of this, $150.4 million of gross unrealized losses related to $1.6 billion of exposures to corporate financial institutions including $616.5 million Tier One and Upper Tier Two securities. In addition, $75.8 million of gross unrealized losses are foreign exchange losses related to the corporate holdings within the Company’s Life operations investment portfolio, that are expected to recover prior to the sale or maturity of the holdings. At December 31, 2010, this portfolio had an average interest rate duration of 8.3 years, primarily denominated in U.K. sterling and Euros. As a result of the long duration, significant gross losses have arisen as the fair values of these securities are more sensitive to prevailing government interest rates and credit spreads. This portfolio is generally matched to corresponding long duration liabilities. A hypothetical parallel increase in interest rates and credit spreads of 50 and 25 basis points, respectively, would increase the unrealized losses related to this portfolio at December 31, 2010 by approximately $258.1 million and $100.1 million, respectively on both the available for sale and held to maturity portfolios. Given the long term nature of this portfolio, and the level of credit spreads on financial institutions as at December 31, 2010 relative to historical averages within the U.K. and Euro-zone as well as the Company’s liquidity needs at December 31, 2010, the Company believes that these assets will continue to be held until such time as they mature, or credit spreads on financial institutions revert to levels more consistent with historical averages.

•

gross unrealized losses of $196.3 million related to the non-life portfolio of Core CDO holdings (defined by the Company as investments in non-subprime collateralized debt obligations), which consisted primarily of CDOs and had a fair value of $733.5 million as of December 31, 2010. The Company evaluated each of these securities in conjunction with its investment manager service providers and recognized charges to the extent it believed the discounted cash flow value of the security was below the amortized cost. The Company believes that the level of impairment is primarily a function of historically wide spreads in the CDO market during the period, driven by the level of illiquidity in this market. The Company previously announced its intention to reduce its exposure to this asset class over time as a part of its strategic portfolio realignment. The Company, based on current market conditions and liquidity needs as well as its assessment of the holdings,

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

8. Investments (Continued)

believes it is likely that the Company will continue to hold these securities until either maturity or a recovery of value, following which the Company intends to reduce its exposure to this asset class.

•

gross unrealized losses of $181.8 million related to the corporate holdings within the Company’s non-life fixed income portfolios, which had a fair value of $8.9 billion as at December 31, 2010. During the year ended December 31, 2010, as a result of declining credit spreads, the gross unrealized losses on these holdings has decreased. Of the gross unrealized losses noted above $73.3 million relate to financial institutions. In addition, $49.7 million relate to medium term notes primarily supported by pools of investment grade European credit with varying degrees of leverage. These had a fair value of $429.5 million at December 31, 2010. Management believes that expected cash flows over the expected holding period from these bonds is sufficient to support the remaining reported amortized cost.

Management, in its assessment of whether securities in a gross unrealized loss position are temporarily impaired, considers the significance of the impairments. The Company had structured credit securities with gross unrealized losses of $83.5 million, with a fair value of $43.0 million, which as at December 31, 2010 were impaired by greater than 50% of amortized costs. All of these are asset-backed securities. Of these gross unrealized losses, $10.2 million are rated investment grade. The Company in conjunction with its investment manager service providers, undertook a security level review of these securities and recognized charges to the extent it believed the discounted cash flow value of any security was below its amortized cost. These securities include gross unrealized losses of $51.6 million on non-Agency RMBS, $27.6 million of Core CDOs and $3.9 million of CMBS holdings.

The Company recorded net impairment charges of $205.1 million, $812.5 million and $1.0 billion for the years ended December 31, 2010, 2009 and 2008, respectively. The components of the 2010 impairments include:

•

For structured credit securities, the Company recorded net impairments of $118.5 million principally on non-agency RMBS securities for the year ended December 31, 2010. The Company determined that the likely recovery on these securities was below the carrying value, and accordingly impaired the securities to the discounted value of the cash flows of these securities.

•

For corporate securities, excluding medium term notes backed primarily by investment grade European credit, the Company recorded net impairments totaling $3.5 million for the year ended December 31, 2010.

In addition the Company recorded impairments totaling $11.6 million for the year ended December 31, 2010 in relation to medium term notes backed primarily by investment grade European credit. Management has concluded that, following recent credit spread movements since 2009, future yields within the supporting collateral were not sufficient to support the previously reported amortized cost.

•

For the non-equity accounted alternative fund and private investment security, the Company recorded impairments of $7.4 million for the year ended December 31, 2010 because the holdings were impaired by more than 50% of amortized cost.

•	For equities, the Company recorded impairments of $0.8 million for the year ended December 31, 2010.

•	The Company recorded impairments of $10.8 million related to currency losses for the year ended December 31, 2010.

•

As a result of its intent to sell these securities, the Company recorded impairments totaling $25.3 million in relation to medium term notes backed primarily by investment grade European credit and impairments totaling $27.2 million in relation to subordinated Irish bank debt.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

8. Investments (Continued)

For the year ended December 31, 2009, included in the above totals is $160.6 million related to changes to intent-to-hold up to March 31, 2009, or intent to sell from April 2009, primarily representing exchanges of hybrid securities, and as part of the fourth quarter 2008 change in intent to hold.

The total amount of other than temporary declines in value in 2009 included $785.3 million related to fixed income securities and short-term investments, $27.2 million on equity securities.

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

Year Ended December 31, (U.S. dollars in thousands)	OTTI related to Credit Losses recognized in earnings
	2010	2009
Balance, January 1	$537,121	$–
Credit losses remaining in retained earnings related to adoption of new authoritative guidance	–	187,773
Credit loss impairment recognized in the current period on securities not previously impaired	55,515	316,917
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(125,653)	(62,251)
Credit loss impairments previously recognized on securities impaired to fair value during the period	(130,891)	(37,962)
Additional credit loss impairments recognized in the current period on securities previously impaired	113,292	139,456
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(23,012)	(6,812)

Balance, December 31	$426,372	$537,121

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

8. Investments (Continued)

The determination of credit losses is based on detailed analyses of underlying cash flows. Such analyses require the use of certain assumptions in developing the estimated performance of underlying collateral. Key assumptions used include, but are not limited to, items such as, RMBS default rates based on collateral duration in arrears, severity of losses on default by collateral class, collateral reinvestment rates and expected future general corporate default rates.

The following represents an analysis of net realized gains (losses) and the change in unrealized (losses) gains on investments:

Year ended December 31 (U.S. dollars in thousands)	2010	2009	2008
Net realized gains (losses):
Fixed maturities, short-term investments, cash and cash equivalents:
Gross realized gains	$133,521	$349,629	$445,345
Gross realized losses	(389,305)	(1,217,212)	(1,257,267)

Net realized (losses)	(255,784)	(867,583)	(811,922)
Equity securities:
Gross realized gains	11,605	65,289	89,466
Gross realized losses	(11,195)	(129,516)	(225,047)

Net realized gains (losses)	410	(64,227)	(135,581)

Other investments:
Gross realized gains	4,889	27,647	10,718
Gross realized losses	(20,318)	(6,351)	(25,269)

Net realized gains (losses)	(15,429)	21,296	(14,551)
Realized loss on sale of U.S. life reinsurance business	–	(10,923)	–

Net realized (losses) on investments	(270,803)	(921,437)	(962,054)
Net realized and unrealized (losses) on investment related derivative instruments	(16,321)	(29,709)	(62,428)

Net realized (losses) on investments and net realized and unrealized (losses) on investment related derivative instruments	(287,124)	(951,146)	(1,024,482)

Change in unrealized gains (losses):
Fixed maturities and short-term investments, available for sale	1,095,762	2,112,244	(2,751,280)
Fixed maturities, held to maturity	30,039	(15,748)	–
Equity securities	22,595	(18,619)	(166,548)
Affiliates and other investments	44,314	14,464	(46,071)

Net change in unrealized gains (losses) on investments	1,192,710	2,092,341	(2,963,899)

Total net realized (losses) on investments, net realized and unrealized (losses) on investment related derivative instruments, and net change in unrealized gains (losses) on investments	$905,586	$1,141,195	$(3,988,381)

On November 1, 2009 and August 1, 2010, the Company elected to hold certain fixed income securities to maturity. Consistent with this intention, the Company has reclassified these securities from available for sale to held to maturity in the consolidated financial statements. As a result of this classification, these fixed income securities are reflected in the held to maturity portfolio and recorded at amortized cost in the consolidated balance sheets and not fair value. The held to maturity portfolio is comprised of long duration non-U.S. securities which are Euro and U.K. sterling denominated. The Company believes this held to maturity strategy is achievable due to the relatively stable and predictable cash flows of the Company’s long-term liabilities within its Life operations along with its ability to

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

8. Investments (Continued)

substitute other assets at a future date in the event that liquidity was required due to changes in expected cash flows or other transactions entered into related to the long-term liabilities supported by the held to maturity portfolio. As at December 31, 2010, 99.5% of the held to maturity securities are rated A or higher. The unrealized appreciation at the dates of these transfers continues to be reported as a separate component of shareholders’ equity and is being amortized over the remaining lives of the securities as an adjustment to yield in a manner consistent with the amortization of any premium or discount. On November 1, 2009 and August 1, 2010 the unrealized U.S. dollar equivalent appreciation related to securities transferred at each date was $51.2 million and $76.2 million, respectively with $119.0 million unamortized at December 31, 2010.

The fair values and amortized cost of held to maturity fixed maturities at December 31, 2010 and 2009 were:

December 31, 2010 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. Government and Government Related/Supported	$10,541	$164	$(9)	$10,696
Corporate	1,337,797	6,370	(16,325)	1,327,842
Residential mortgage-backed securities – Non-Agency	82,763	634	(546)	82,851
Other asset-backed securities	287,109	1,134	(1,410)	286,833
Non-U.S. Sovereign Government, Supranational and Government-Related	1,010,125	30,680	(6,401)	1,034,404

Total fixed maturities held to maturity	$2,728,335	$38,982	$(24,691)	$2,742,626

December 31, 2009 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
Non-U.S. Sovereign Government, Supranational and Government-Related	$546,067	$–	$(15,748)	$530,319

Total fixed maturities held to maturity	$546,067	$–	$(15,748)	$530,319

The Company had gross unrealized losses at December 31, 2010 and 2009, totaling $24.7 million and $15.7 million, respectively, on the above held to maturity income securities which it considered to be temporarily impaired as these holdings are predominantly highly rated quality government holdings and the loss has only arisen due to an interest rate increase in U.K. sterling and Euro currency.

The contractual maturities of held to maturity income securities are shown below.

(U.S. dollars in thousands)	December 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after 1 through 5 years	$125,449	$125,416	$–	$–
Due after 5 through 10 years	348,797	346,494	–	–
Due after 10 years	1,884,217	1,901,032	546,067	530,319

	2,358,463	2,372,942	546,067	530,319
Residential mortgage-backed securities – Non-Agency	82,763	82,851	–	–
Other asset-backed securities	287,109	286,833	–	–

Total mortgage and asset-backed securities	369,872	369,684	–	–

Total	$2,728,335	$2,742,626	$546,067	$530,319

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

8. Investments (Continued)

Certain of the Company’s invested assets are held in trust and pledged in support of insurance and reinsurance liabilities. Such pledges are largely required by the Company’s operating subsidiaries that are “non-admitted” under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. In addition certain deposit liabilities and annuity contracts require the use of pledged assets. At December 31, 2010 and 2009, the Company had $16.1 billion and $16.7 billion in pledged assets, respectively.

9. Investments in Affiliates

The Company’s investment portfolio includes certain investments over which the company is considered to have significant influence and which, therefore, are accounted for using the equity method. Significant influence is generally deemed to exist where the Company has an investment of 20% or more in the common stock of a corporation or an investment of 3% or more in closed end funds, limited partnerships, LLCs or similar investment vehicles. The Company records its alternative and private fund affiliates on a one month and three month lag, respectively, and its operating affiliates on a three month lag. See Note 10, “Other Investments” for investments in alternative and private equity funds in which the Company generally owns less than 3% and are accounted for as “Other Investments.”

Investment Fund Affiliates

The Company has invested in certain closed end funds, certain limited partnerships, LLC’s and similar investment vehicles, including funds managed by certain of its investment manager affiliates. Collectively, these investments in funds, partnerships and other vehicles are classified as “investment fund affiliates.”

The Company’s equity investment in investment fund affiliates and equity in net income (loss) from such affiliates as well as certain summarized financial information of the investee as a whole are included below:

Year ended December 31, 2010: (U.S. dollars in thousands, except percentages)
	XL Group Investment			Combined Funds
	Carrying Value	Equity in Net Income (Loss) for the Year	Weighted Average XL Percentage Ownership	Total Net Assets (Estimated)
Alternative Funds (1):
Arbitrage	$156,511	$9,477	4.1%	$3,797,962
Directional	154,391	5,972	6.5%	2,388,306
Event Driven	215,352	7,605	2.9%	7,467,525
Multi-Style	787	30	8.1%	9,688

Total alternative funds	527,041	23,084	3.9%	13,663,481
Private equity funds (1)	243,865	28,018	5.5%	4,408,189

	$770,906	$51,102	4.3%	$18,071,670

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

9. Investments in Affiliates (Continued)

Year ended December 31, 2009: (U.S. dollars in thousands, except percentages)
	XL Group Investment			Combined Funds
	Carrying Value	Equity in Net Income (Loss) for the Year	Weighted Average XL Percentage Ownership	Total Net Assets (Estimated)
Alternative Funds (1):
Arbitrage	$133,313	$27,954	6.3%	$2,109,012
Directional	208,862	31,456	10.5%	1,989,766
Event Driven	193,445	46,690	3.2%	6,042,056
Multi-Style	1,276	224	13.2%	9,688

Total alternative funds	536,896	106,324	5.3%	10,150,522
Private equity funds (1)	249,277	(27,457)	5.9%	4,209,096

	$786,173	$78,867	5.5%	$14,359,618

(1)

The Company records its alternative fund affiliates on a one month lag and its private equity fund affiliates on a one quarter lag. Total estimated net assets are generally as at November 30, 2010 and September 30, 2010, respectively.

Operating Affiliates

The Company had one significant financial operating affiliate during 2010 and 2009. During the fourth quarter of 2010,the Company sold approximately 76% of its investment in Primus Guaranty, Ltd. (“Primus”), reducing its ownership from 39.7% to 9.8%. This sale generated total proceeds of $51.6 million. Given management’s view of the risk exposure, expected losses and the uncertainty facing the entire financial guarantee industry in 2007, the Company had reduced the reported value of its investment in Primus to nil at December 31, 2007. The Company did not record any equity earnings during 2010, 2009 or 2008 in relation to Primus because of the significant losses and negative book value reported by Primus during these periods. Therefore, the sale in the fourth quarter of 2010 resulted in the recording of a gain of $51.6 million through “Income from operating affiliates.” As a result of the sale, at December 31, 2010, the Company’s ownership of Primus shares is 9.8% of the total Primus shares outstanding and is accounted for as an available for sale equity security, which resulted in an increase in other comprehensive income of $18.3 million at December 31, 2010.

Throughout 2008 and up until the closing of the Master Agreement in August 2008 which resulted in the transfer by the Company of all of the shares it owned in Syncora, the Company reported its investment in Syncora at nil which was less than the traded market value during this time, as it was believed the decline in value was other than temporary. In addition to the transfer of the Company’s shares it owned in Syncora as described above, under the Master Agreement, the Company paid consideration to Syncora of $1.775 billion cash as well as eight million ordinary shares valued at $128.0 million. The Master Agreement terminated certain reinsurance and service agreements with Syncora and as a result, related guarantee agreements with Syncora, with the exception of certain exposures relating to the European Investment Bank, no longer had any force or effect. As the total value of the consideration paid to Syncora significantly exceeded the liabilities related to such reinsurances and guarantees, the Company recorded a loss of approximately $1.4 billion, in “net (loss) income from operating affiliates,” in respect of the closing of the Master Agreement in the third quarter of 2008. See Note 4, “Syncora Holdings Ltd, (“Syncora”)” for further details. The Company’s other strategic operating affiliates at December 31, 2010 and 2009 included an investment in ARX Holding Corporation of 45.7% and 45.9%, respectively. The Company’s 49.9% investment in the Brazilian joint venture ITAU XL Seguros Corporativos S.A. (“ITAU”) was sold during the second quarter of 2010.

The Company’s larger investment manager affiliates include Highfields Capital Management LP, a global equity investment firm, Polar Capital Holdings plc, an investment firm offering traditional and alternative products, HighVista Strategies LLC, a diversified wealth management firm, and Finisterre

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

9. Investments in Affiliates (Continued)

Cayman Limited, an emerging market specialist asset management firm. During the years ended December 31, 2010, 2009, and 2008, the Company recorded through net income in affiliates other than temporary declines in the values of certain investment manager affiliates totaling $4.4 million, $6.9 million and $0.2 million, respectively.

The Company’s equity investment in operating affiliates and equity in net income (loss) from such affiliates as well as certain summarized financial information of the investee as a whole are included below:

Year ended December 31, 2010: (U.S. dollars in thousands)
	XL Investment		Combined Investee Summarized Financial Data (Estimated) (1)
	Carrying Value	Equity in Net Income (Loss) for the Year	Total Assets	Total Liabilities	Total Revenue (Loss)	Net Income (Loss)
(U.S. dollars in thousands)
Operating affiliates:
Financial operating affiliates (2)	$1,750	$53,031	$6,212,583	$6,179,978	$(688)	$(15,641)
Other strategic operating affiliates	122,266	28,161	1,075,578	772,572	274,786	48,792
Investment manager affiliates	174,106	40,180	654,229	70,816	375,384	348,615

Total	$298,122	$121,372	$7,942,390	$7,023,366	$649,482	$381,766

(1)	The Company records its operating affiliates on a one quarter lag. Estimated assets and liabilities are generally at September 30, 2010.

(2)

Financial operating affiliates included an investment in Primus. During the fourth quarter of 2010, the Company sold a significant portion of its shareholding’s in Primus for total proceeds of $51.6 million and reclassified the remaining holdings of $18.3 million as an available for sale equity security at December 31, 2010.

Year ended December 31, 2009: (U.S. dollars in thousands)
	XL Investment		Combined Investee Summarized Financial Data (Estimated) (1)
	Carrying Value	Equity in Net Income (Loss) for the Year	Total Assets	Total Liabilities	Total Revenue (Loss)	Net Income (Loss)
(U.S. dollars in thousands)
Operating affiliates:
Financial operating affiliates (2)	$5,281	$3,629	$6,079,054	$6,527,048	$1,233,913	$1,181,004
Other strategic operating affiliates	183,406	39,153	1,674,233	1,311,666	379,200	65,112
Investment manager affiliates	210,744	17,698	861,026	92,742	345,552	249,687

Total	$399,431	$60,480	$8,614,313	$7,931,456	$1,958,665	$1,495,803

(1)	The Company records its operating affiliates on a one quarter lag. Estimated assets and liabilities are generally at September 30, 2009.

(2)

Financial operating affiliates included an investment in Primus. In 2009 Primus reported significant gains and negative book value accounting for the excess of liabilities over assets and the majority of the total revenues and net income disclosed above under the combined investee summarized financial data.

In certain investments, the carrying value is different from the share of the investee’s underlying net assets. The differences represent goodwill on acquisition or OTTI recorded with respect to the investment.

See Note 19(c), “Commitments and Contingencies – Investments in Affiliates,” for further information regarding commitments related to investment in affiliates.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

10. Other Investments

Contained within this asset class are equity interests in investment funds, limited partnerships and unrated tranches of collateralized debt obligations for which the Company does not have sufficient rights or ownership interests to follow the equity method of accounting. The Company accounts for such equity securities at estimated fair value with changes in fair value recorded through AOCI as it has no significant influence over these entities. Also included within other investments are structured transactions which are carried at amortized cost.

Other investments comprised the following at December 31, 2010 and 2009:

Year ended December 31, (U.S. dollars in thousands)	2010	2009
Alternative Investment Funds:
Arbitrage	$73,010	$39,615
Directional	190,037	125,882
Event Driven	45,901	45,677
Multi-Style	97,506	52,138

Total alternative funds	406,454	263,312
Private investment funds	79,662	61,635
Overseas deposits	80,006	78,694
Structured transactions	330,185	379,548
Other	55,416	—

Total other investments	$951,723	$783,189

Alternative and Private Equity Funds

As of December 31, 2010, the alternative fund portfolio employed four strategies invested in 15 underlying funds, respectively. The Company is able to redeem the hedge funds on the same terms that the underlying funds can be redeemed. In general, the funds in which the Company is invested require at least 30 days notice of redemption, and may be redeemed on a monthly, quarterly, semi-annual, annual, or longer basis, depending on the fund.

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

The fair value of the Company’s holdings in funds that could potentially have lockups or gates imposed as at December 31, 2010 and 2009 was $406.5 million and $263.3 million, respectively. The fair value of the Company’s holdings in funds where a gate has been imposed as at December 31, 2010 and 2009 was $45.9 million and $45.7 million, respectively. In those funds where gates have been imposed, the underlying assets are expected to be liquidated by the investees over a period ranging between approximately one to three years.

Certain funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity or convertible debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or designated account. Typically, the investor loses its redemption rights in the designated account. Only when the illiquid securities in the side-pocket are sold, or otherwise deemed liquid by the fund, may investors redeem that portion of their interest that has been ‘side-pocketed’. As at December 31, 2010 and 2009, the fair value of our funds held in side-

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

10. Other Investments (Continued)

pockets were $39.5 million and $45.4 million, respectively. The underlying assets within these positions are expected to be liquidated by the investees over a period of approximately two to four years.

An increase in market volatility and an increase in volatility of hedge funds in general, as well as a decrease in market liquidity, could lead to a higher risk of a large decline in value of the hedge funds in any given time period.

As these alternative and private investments included in other investments do not pay dividends, income is realized only on partial or ultimate sale of these investments. The Company had net unrealized gains of $86.1 million and $51.9 million, respectively, at December 31, 2010 and 2009, related to alternative investments. On sales related to the alternative investments, the Company had realized gains of $0.5 million and $21.8 million in 2010 and 2009, respectively, with realized losses of $13.1 million in 2008. For private investments, the company had net unrealized gains of $18.1 million and $6.9 million, at December 31, 2010 and 2009, respectively, and realized gains of $3.0 million for the year ended December 31, 2010, and nil for the years ended December 31, 2009 and 2008.

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

The structured project finance related transactions described above include six separate loan participations with an aggregate net carrying value of $42.3 million at December 31, 2010 and eight separate loan participations with an aggregate net carrying value $78.2 million at December 31, 2009. These contracts had a weighted average contractual term to maturity and weighted average credit rating of 3.25 years and BB, respectively. Credit ratings on the individual contracts ranged from B+ to BB+ at December 31, 2010. Surveillance procedures are conducted over each loan on an ongoing basis with current expectations of future collections of contractual interest and principal used to determine whether any allowance for loan losses may be required at each period end. If it is determined that a future credit loss on a specific contract is reasonably possible and an amount can be estimated, an allowance is recorded. The contractual receivable is only charged off when the final outcome is known and the Company has exhausted all commercial efforts to try and collect any outstanding balances.

Management conducted separate reviews of each loan participation and determined loss allowance estimates using a recovery value concept. Management considers recovery value to be the percentage of all future contractual interest and principal that the Company expects to receive from the borrower through any combination of regular debt service, other payments, salvage and recovery. The allowances for loan losses are made when it is probable that a loss will be incurred based upon current information received from the borrower.

At December 31, 2010, one of the loan participations is being restructured by the borrower and participating lenders. Management determined the expected recovery value for this participation based on

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

10. Other Investments (Continued)

multiple risk factors, including but not limited to a difficult trading environment where margins are compressed below the historical mean, a working capital shortage that has interrupted production and prompted lawsuits from suppliers, earnings on the project are well below plan, and local bankruptcy law is untested and may make it difficult to exercise the existing security package. A second loan participation has credit risk to the operations of a borrower that is experiencing a difficult trading environment. Management determined the expected recovery value for this participation based on multiple risk factors, including but not limited to increased raw material costs adversely impacting margins, the borrower is currently operating at a net loss and has high leverage, construction risk remains as the project is behind schedule, and exposure to natural hazards that have caused a long shut down of operations. During the fourth quarter of 2010, a total allowance of $9.9 million was recorded related to these two structured project finance transactions. No allowances had been recorded relating to these transactions prior to the current period and no amounts have been charged off in any period.

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

The Endorsements entitle policyholders to present claims under such D&O policies directly to National Indemnity in the event that XL Specialty is unable to meet its obligations due to an order of insolvency, liquidation or an injunction that prohibits XL Specialty from paying claims. Under the terms of the Facility, National Indemnity will issue Endorsements with aggregate premiums of up to $140 million. In addition, XL Specialty had an irrevocable option during the first eleven months of the Facility, to require National Indemnity to issue Endorsements on D&O policies with additional aggregate premiums up to $100 million (the “Option”), however, the option was not exercised. The Endorsements will terminate on the tenth anniversary of their issuance. The Facility provides that National Indemnity will be obligated to issue Endorsements on D&O policies issued during an eighteen month period that commenced on June 8, 2009.

National Indemnity’s obligations under the Facility to issue new Endorsements will terminate if XL Specialty’s financial strength rating is downgraded to or below “BBB+” by Standard & Poor’s Corporation or to or below “A–” by A.M. Best. In connection with the Facility, XL Insurance (Bermuda) Ltd (“XLIB”) will purchase a payment obligation in an aggregate principal amount of $150 million from National Indemnity. In addition, XL Specialty established a trust to hold the premiums (net of commissions) on the D&O policies endorsed by National Indemnity. XL Specialty will also arrange to provide National Indemnity with a letter of credit in the event the assets in the trust are insufficient to meet XL Specialty’s obligations under the Facility (the “Letter of Credit”). The trust, the Letter of Credit and the payment obligations collateralize XL Specialty’s indemnity obligations under the Facility to National Indemnity for any payments National Indemnity is required to make under the Endorsements.

The outstanding payment obligation was recorded in Other Investments at an estimated fair value of $128.1 million, pays a coupon of 3.5%, and will be accreted to $150 million over the 11.5 year term of the payment obligation. The difference between the estimated fair value of the Obligation and the cost of that Obligation at the time of the transaction was approximately $21.9 million and is recorded in Other Assets. This difference is being amortized in relation to the earning of the underlying policies written. During the years ended December 31, 2010 and 2009, amortization of $9.5 million and $5.5 million, respectively, was recorded.

On July 17, 2009, XL Insurance (Bermuda), a wholly-owned subsidiary of the Company, purchased notes with an aggregate face amount of $155 million which have a current carrying value of $147.3 million. The issuer of the notes is a structured credit vehicle that holds underlying assets including corporate debt and preferred equity securities as well as project finance debt securities. The notes, which are callable under certain criteria, have a final maturity of July 22, 2039.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

10. Other Investments (Continued)

These structured transactions are not considered to be fair value measurements under U.S. GAAP and accordingly they have been excluded from the fair value measurement disclosures. See Note 3, “Fair Value Measurements” for details surrounding the estimated fair value of these investments.

Other

As described in Note 2(r), “Significant Accounting Policies – Recent Accounting Pronouncements,” the Company has investments in senior tranches of Synthetic CDOs as well as certain CDO Squared structures, which in turn hold Synthetic CDOs that were required to be evaluated for embedded credit derivatives at July 1, 2010. Investments in these securities were entered into in the normal course of portfolio investing and were considered from a risk management perspective to be consistent with traditional asset backed security (“ABS”) CDOs. While the performance of the underlying securitized credit exposures varies, in management’s judgment, the contractual subordination within the securitized interest is sufficient to absorb the current expected losses.

There is no obligation for the Company to fund any future payments under the embedded credit obligations in excess of the original invested amount. Upon initial adoption of this guidance, the Company elected the fair value option for impacted securities, which resulted in a decrease being recorded to opening retained earnings of $31.9 million. These securities were previously classified as CDOs within available for sale securities, however, they are now included within “Other Investments.” These securities are carried at fair value with changes in fair value recorded within “Net realized gains and losses on investments” each period. The following table details certain features of the instruments at December 31, 2010:

December 31, 2010 (U.S. dollars in thousands)	Weighted Average Life	Amortized Cost	Fair Value	Average Rating	Change in Fair Value during the six months ended December 31, 2010
Synthetic CDO	3.87	$32,175	$41,105	BB	$8,930
CDO Squared	6.04	8,491	12,198	B	3,707

	4.37	$40,666	$53,303	BB	$12,637

The Company regularly reviews the performance of these other investments. The Company recorded losses of $7.8 million, $0.9 million and $1.5 million in the years ended December 31, 2010, 2009 and 2008, respectively, due to other than temporary declines in values of these other investments.

See Note 19(b), “Commitments and Contingencies – Other Investments,” for further information regarding commitments related to other investments.

11. Losses and Loss Expenses

Unpaid losses and loss expenses are comprised of:

Year Ended December 31 (U.S. dollars in thousands)	2010	2009
Reserve for reported losses and loss expenses	$8,510,605	$8,978,612
Reserve for losses incurred but not reported	12,021,002	11,844,912

Unpaid losses and loss expenses	$20,531,607	$20,823,524

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

11. Losses and Loss Expenses (Continued)

Net losses and loss expenses incurred are comprised of:

Year Ended December 31 (U.S. dollars in thousands)	2010	2009	2008
Loss and loss expenses payments	$4,309,523	$5,138,951	$5,157,388
Change in unpaid losses and loss expenses (1)	(141,589)	(1,148,495)	(462,129)
Change in unpaid losses and loss expenses recoverable	(117,120)	441,397	634,181
Paid loss recoveries	(839,014)	(1,263,016)	(1,366,542)

Net losses and loss expenses incurred	$3,211,800	$3,168,837	$3,962,898

(1)	Does not include changes in losses incurred related to previous facultative and excess of loss reinsurance of Syncora as such changes are included in “Net loss from operating affiliates.”

The following table represents an analysis of the Company’s paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid losses and loss expenses for the years indicated:

(U.S. dollars in thousands)	2010	2009	2008
Unpaid losses and loss expenses at beginning of year	$20,823,524	$21,650,315	$23,207,694
Unpaid losses and loss expenses recoverable	3,557,391	3,964,836	4,665,615
Financial guarantee reserves related to previous reinsurance agreements with Syncora that were recorded within “Net loss from operating affiliates”	–	–	(350,988)

Net unpaid losses and loss expenses at beginning of year	17,266,133	17,685,479	18,191,091
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	3,584,662	3,453,577	4,573,562
Prior years	(372,862)	(284,740)	(610,664)

Total net incurred losses and loss expenses	3,211,800	3,168,837	3,962,898
Exchange rate effects	(125,107)	287,752	(677,664)
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	442,262	439,638	584,120
Prior years	3,028,247	3,436,297	3,206,726

Total net paid losses	3,470,509	3,875,935	3,790,846
Net unpaid losses and loss expenses at end of year	16,882,317	17,266,133	17,685,479
Unpaid losses and loss expenses recoverable	3,649,290	3,557,391	3,964,836

Unpaid losses and loss expenses at end of year	$20,531,607	$20,823,524	$21,650,315

Current year net losses incurred

Net losses incurred were flat at $3.2 billion in both 2010 and 2009. Net losses incurred decreased by $794.1 million in 2009 as compared to 2008, mainly as a result of the 2009 year loss ratio decreasing by 9.4 loss percentage points during the same period. This decrease was due primarily to lower levels of large property risk and catastrophe losses occurring in 2009 combined with the impact of anticipated sub prime and credit related losses in 2008. The lower level of property losses in 2009 as well as business mix changes more than offset the impacts of a softening rate environment. The decrease in net losses incurred was also due to a reduction in business volume as net premiums earned decreased 14.0% in 2009 relative to 2008.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

11. Losses and Loss Expenses (Continued)

Prior year net losses incurred

The following table presents the net (favorable) adverse prior year loss development of the Company’s loss and loss expense reserves for its property and casualty operations by operating segment for each of the years indicated:

(U.S. dollars in millions)	2010	2009	2008
Insurance segment	$(127.4)	$(62.9)	$(305.5)
Reinsurance segment	(245.5)	(221.8)	(305.2)

Total	$(372.9)	$(284.7)	$(610.7)

The significant developments in prior year loss reserve estimates for each of the years indicated within the Company’s Insurance and Reinsurance segments are discussed below.

During 2010, net favorable prior year development totaled $372.9 million in the Company’s property and casualty operations and included net favorable development in the Insurance and Reinsurance segments of $127.4 million and $245.4 million, respectively.

Insurance Segment

Net favorable prior year reserve development for the Insurance segment of $127.4 million for the year ended December 31, 2010 was mainly attributable to the following:

•

For property lines, net prior year development during the year was $23.5 million favorable due mainly to lower than expected actual losses for non-catastrophe exposures for North America P&C and International P&C business.

•

For casualty lines, net prior year development during the year was $13.4 million unfavorable due mainly to a $45.1 million strengthening in the North American risk management lines, where there has been higher than expected actual losses and reserve assumptions have been revised to give greater weight to actual experience relative to industry benchmarks. The unfavorable development was partially offset by a $26.0 million decrease in the uncollectible reinsurance reserve from reduced exposures and lower estimated risk levels from the Swiss operations. On a gross basis, the excess casualty lines have experienced higher than expected actual losses which have only been partially offset by lower than expected actual losses in the primary casualty lines. However, the gross deterioration in excess casualty was heavily ceded so that on a net basis the strengthening in excess casualty has been almost entirely offset by the release in primary casualty.

•

For professional lines, net prior year development was $118.6 million favorable. This was driven by lower than expected actual losses in the Hartford Standard ($89.8 million mainly from report years 2007 and prior) and International ($41.1 million in report year 2006) lines, favorable reserve development in Bermuda errors and omissions lines ($57.2 million for report years 2003 and prior), and favorable Clash development ($28.2 million from report years 2006 and prior). This was partially offset by higher than expected actual losses in the Hartford Private Commercial lines ($63.7 million), and in the small to midsize professional services lines, in particular in the miscellaneous professionals ($21.8 million), architects and engineers ($6.2 million), and real estate ($5.5 million) books.

•

For specialty and other lines, net prior year development was $2.1 million unfavorable due mainly to an unfavorable settlement in the surety lines ($40.4 million), higher than expected actual losses in the environmental lines ($15.5 million), and an unfavorable commutation in the financial lines ($9.1 million). This was mostly offset by lower than expected actual losses in the aerospace ($32.9 million), marine ($7.2 million), specie ($5.5 million) and equine ($3.1 million) lines as well as a reduction in the provision for unrecoverable reinsurance due to reduced exposures and lower estimated risk levels from the London Market operations ($13.1 million).

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

11. Losses and Loss Expenses (Continued)

Net favorable prior year reserve development for the Insurance segment of $62.9 million for the year ended December 31, 2009 was mainly attributable to the following:

•

For property lines, net prior year development during the year was $50.7 million favorable largely as a result of a lower than expected level of attritional non-catastrophe claims across older accident years as well as reserve releases in the 2008 European general property portfolio due to lower than expected reported loss activity. Prior year catastrophe loss estimates remained stable.

•

For casualty lines, net prior year development during the year was $29.4 million unfavorable due to reserve strengthening on the European excess lines for accident years 2000 to 2004, and the recognition of potential excess casualty exposures on the discontinued casualty lines. Offsetting this reserve strengthening were reserve releases from the casualty primary business due to better than expected loss activity from the more recent accident years, and U.S. risk management lines due to greater reliance on actual loss experience over initial target loss ratios.

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

Net favorable prior year development for the Insurance segment of $305.5 million for the year ended December 31, 2008 was mainly attributable to the following:

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

Gross prior year favorable development for the year ended December 31, 2008 of $609.6 million exceeded the corresponding net favorable development during the same period of $305.5 million. The impact of reductions in gross reported losses on older years in certain casualty lines was mostly offset by the impact of the reinsurance recoverable component on such losses. The impact of gross reserve releases in professional and specialty lines was mostly offset by the impact of a reduction in estimated ceded IBNR following a reserve review in these lines.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

11. Losses and Loss Expenses (Continued)

There is no assurance that conditions and trends that have affected the development of liabilities in the past will continue. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the Company’s historical results.

Reinsurance Segment

Net favorable prior year reserve development for the Reinsurance segment of $245.5 million for the year ended December 31, 2010 was mainly attributable to the following:

•	Net favorable prior year development of $145.8 million for the short-tailed lines in the year ended December 31, 2010 and details of these by specific lines are as follows:

•

$35.6 million in favorable property catastrophe development primarily due to better than expected activity in underwriting years 2007 to 2009, lowering of expected loss ratios to attritional levels on the 2009 underwriting year and reserve releases related to European windstorms of $7.2 million and Hurricane Katrina of $3.8 million.

•

$87.4 million in favorable property other releases driven by $50.7 million of releases from U.S. exposures for most underwriting years including $7.9 million from reduced exposures relating to a U.S agricultural program from underwriting year 2009, $20.0 million in releases from Latin America proportional exposures primarily from 2007 to 2009 underwriting years and $16.7 million in releases from Europe and Asia Pacific exposures from most underwriting years.

•

$22.8 million in marine and aviation lines due to favorable marine development of $10.9 million and favorable aviation development of $11.9 million due to better than expected activity in most underwriting years.

•	Net favorable prior year development of $99.7 million for the long-tailed lines for the year ended December 31, 2010 and details of these by specific lines are as follows:

•

$25.2 million in favorable casualty and professional development attributable to $33.0 million in releases due to settlements related to Enron losses, $21.6 million in releases mainly due to U.S. professional exposures in underwriting years 2005 and prior, $11.9 million primarily due to releases related to revision of European loss development factors and initial expected loss ratios, $7.1 million related to releases from run-off of Sydney casualty exposures in underwriting years 2005 and prior offset by adverse development of $43.0 million related to Italian hospital medical malpractice exposures written through a Lloyd’s syndicate and adverse development of $5.4 million related to European Financial Institution exposures in underwriting years 2002 and 2004.

•

$74.5 million in favorable other lines development primarily driven by $42.1 million in favorable development from whole account contracts written in Lloyd’s syndicates of which $36.1m in releases related to reinsurance to close (“RITC”) in years of account 2007 and prior and $6.0 million due to better than expected activity in underwriting years 2008 and 2009. Contributions also from North American bond run-off exposures due to better than expected activity in underwriting years 2006 and prior resulting in releases of $12.6 million, a reduction of $7.5 million in one political risks loss, Latin America Surety releases of $5.6 million related to better than expected loss experience across most underwriting years, $3.7 million in relation to one specific contract commutation and $3.0 million in releases primarily due to favorable activity in European trade credit run-off exposures in most prior underwriting years.

Net favorable prior year reserve development for the Reinsurance segment of $221.8 million for the year ended December 31, 2009 was mainly attributable to the following:

•	Net favorable prior year development of $142.5 million for the short-tailed lines in the year and details of these by specific lines are as follows:

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

11. Losses and Loss Expenses (Continued)

•

$46.2 million in favorable property catastrophe development due to lower than expected loss development, particularly on the 2008 underwriting year and $12.3 million in reserve reductions for several 2005 natural catastrophe events including European floods, windstorm Erwin and California wildfires.

•

$88.8 million in favorable development due primarily to lower than expected claim emergence from underwriting years 2005 to 2008 in Latin America ($27.5 million), Europe ($21.6 million), Bermuda ($20.6 million) and U.S. ($13.8 million).

•

$7.5 million in marine and aviation lines due to lower than expected claim emergence in the European marine book for underwriting years 2007 and 2008 offset by minimal net reserve increases on the aviation book.

•	Net favorable prior year development of $79.3 million for the long-tailed lines in the year and details of these by specific lines are as follows:

•	$21.0 million in favorable casualty development related primarily to the European General Liability and UK Motor portfolios in underwriting years 2004 to 2007.

•

$40.7 million in favorable professional development due primarily to U.S. exposures for underwriting years 2002 and prior in addition to professional indemnity exposures for European underwriting years 2006 and prior.

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

Exchange rate effects

Exchange rate effects on net loss reserves in each of the three years ended December 31 related to the global operations of the Company primarily where reporting units have a functional currency that is not the U.S. dollar. In 2010, the U.S. dollar was stronger against the Euro, while weaker against the Swiss franc, Canadian dollar and Brazilian real. In 2009, the U.S. dollar weakened against all of the Company’s major currency exposures, particularly the Canadian dollar and U.K. sterling. In 2008, the U.S. dollar was stronger against the Euro, the Swiss franc, and U.K. sterling. These movements in the U.S. dollar gave rise to translation and revaluation exchange movements related to carried loss reserve balances of ($125.1) million, $287.8 million and ($677.7) million in the years ended December 31, 2010, 2009 and 2008, respectively.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

11. Losses and Loss Expenses (Continued)

Net paid losses

Total net paid losses were $3.5 billion, $3.9 billion and $3.8 billion in each of 2010, 2009 and 2008, respectively.

Other loss information

The Company did not dispose of or acquire net loss reserves in 2010, 2009 or 2008.

The Company’s net unpaid losses and loss expenses included estimates of actual and potential non-recoveries from reinsurers. As at December 31, 2010 and 2009, the reserve for potential non-recoveries from reinsurers was $121.9 million and $189.8 million, respectively.

Except for certain financial guarantee and workers’ compensation liabilities, the Company does not discount its unpaid losses and loss expenses.

With respect to financial guarantee exposures, the amount of case basis reserve is based on the net present value of the expected ultimate loss and loss adjustment expense payments that the Company expects to make, net of expected recoveries under salvage and subrogation rights. Case basis reserves are determined using cash flow or similar models to estimate the net present value of the anticipated shortfall between (i) scheduled payments on the insured obligation plus anticipated loss adjustment expenses and (ii) anticipated cash flow from the proceeds to be received on sales of any collateral supporting the obligation and other anticipated recoveries.

The Company utilizes tabular reserving for workers’ compensation (including long-term disability) unpaid losses that are considered fixed and determinable, and discounts such losses using an interest rate of 5% in 2010 and 2009. The interest rate approximates the average yield to maturity on specific fixed income investments that support these liabilities. The tabular reserving methodology results in applying uniform and consistent criteria for establishing expected future indemnity and medical payments (including an explicit factor for inflation) and the use of mortality tables to determine expected payment periods. Tabular unpaid losses and loss expenses, net of reinsurance, at December 31, 2010 and 2009 on an undiscounted basis were $660.3 million and $734.1 million, respectively. The related discounted unpaid losses and loss expenses were $311.9 million and $343.7 million as of December 31, 2010 and 2009, respectively.

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

Queensland Floods

Management’s preliminary loss estimate of the total loss exposure in 2010 to the Queensland floods, net of reinsurance and reinstatement premium, was approximately $23.3 million, of which $18.3 million is attributable to the Insurance segment and $5.0 million to the Reinsurance segment. Loss estimates are based on industry loss data and reports from policy holders in 2010 and 2011. The Australian flooding events continued in 2011 so additional losses in the range of $75-95 million are expected in the first quarter of 2011.

Asbestos and Environmental Related Claims

The Company’s reserving process includes a continuing evaluation of the potential impact on unpaid liabilities from exposure to asbestos and environmental claims, including related loss adjustment expenses. Liabilities are established to cover both known and incurred but not reported claims.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

11. Losses and Loss Expenses (Continued)

A reconciliation of the opening and closing unpaid losses and loss expenses related to asbestos and environmental exposure claims for the years indicated is as follows:

Year Ended December 31, (U.S. dollars in thousands)	2010	2009	2008
Net unpaid losses and loss expenses at beginning of year	$100,923	$111,860	$120,656
Net incurred losses and loss expenses	(130)	(312)	(3,173)
Less net paid losses and loss expenses	16,718	10,626	5,623

Net increase (decrease) in unpaid losses and loss expenses	(16,848)	(10,938)	(8,796)
Net unpaid losses and loss expenses at end of year	84,075	100,922	111,860
Unpaid losses and loss expenses recoverable at end of year	142,037	151,963	170,132

Gross unpaid losses and loss expenses at end of year	$226,112	$252,885	$281,992

Reserves for incurred but not reported losses, net of reinsurance, included in the above table were $54.9 million, $68.5 million and $73.5 million in 2010, 2009 and 2008, respectively. Unpaid losses recoverable are net of potential uncollectible amounts.

As of December 31, 2010, the Company had 1,200 open claim files for potential asbestos exposures and 417 open claim files for potential environmental exposures. Approximately 44%, 50% and 50% of the open claim files are due to precautionary claim notices in 2010, 2009 and 2008, respectively. Precautionary claim notices are submitted by the ceding companies in order to preserve their right to receive coverage under the reinsurance contract.

Such notices do not contain an incurred loss amount to the Company. The development of the number of open claim files for potential asbestos and environmental claims is as follows:

	Asbestos Claims	Environmental Claims
Total number of claims outstanding at December 31, 2007	1,716	623
New claims reported in 2008	257	47
Claims resolved in 2008	(427)	(122)

Total number of claims outstanding at December 31, 2008	1,546	548
New claims reported in 2009	221	38
Claims resolved in 2009	(330)	(102)

Total number of claims outstanding at December 31, 2009	1,437	484
New claims reported in 2010	125	31
Claims resolved in 2010	(362)	(98)

Total number of claims outstanding at December 31, 2010	1,200	417

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

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

11. Losses and Loss Expenses (Continued)

The estimation of loss and loss expense liabilities for asbestos and environmental exposures is subject to much greater uncertainty than is normally associated with the establishment of liabilities for certain other exposures due to several factors, including: (i) uncertain legal interpretation and application of insurance and reinsurance coverage and liability; (ii) the lack of reliability of available historical claims data as an indicator of future claims development; (iii) an uncertain political climate which may impact, among other areas, the nature and amount of costs for remediating waste sites; and (iv) the potential of insurers and reinsurers to reach agreements in order to avoid further significant legal costs. Due to the potential significance of these uncertainties, the Company believes that no meaningful range of loss and loss expense liabilities beyond recorded reserves can be established. As the Company’s net unpaid loss and loss expense reserves related to asbestos and environmental exposures are less than 1% of the total net reserves at December 31, 2010 and 2009, further adverse development is not expected to be material to the Company’s overall net loss reserves. The Company believes it has made reasonable provision for its asbestos and environmental exposures and is unaware of any specific issues that would significantly affect its estimate for loss and loss expenses.

12. Reinsurance

The Company utilizes reinsurance and retrocession agreements principally to increase aggregate capacity and to reduce the risk of loss on business assumed. The Company’s reinsurance and retrocession agreements provide for recovery of a portion of losses and loss expenses from reinsurers and reinsurance recoverables are recorded as assets. The Company is liable if the reinsurers are unable to satisfy their obligations under the agreements. Under its reinsurance security policy, the Company seeks to cede business to reinsurers generally with a financial strength rating of “A” or better. The Company considers reinsurers that are not rated or do not fall within the above rating categories and may grant exceptions to the Company’s general policy on a case-by-case basis. The effect of reinsurance and retrocessional activity on premiums written and earned from property and casualty operations is shown below:

(U.S. dollars in thousands)	Premiums Written Year Ended December 31,			Premiums Earned Year Ended December 31,
	2010	2009	2008	2010	2009	2008
Direct	$4,398,753	$4,381,185	$5,462,154	$4,535,626	$4,861,073	$5,735,348
Assumed	1,862,578	1,730,126	2,107,237	1,837,528	1,877,634	2,128,468
Ceded	(1,261,743)	(1,367,599)	(1,831,098)	(1,342,017)	(1,586,968)	(1,873,565)

Net	$4,999,588	$4,743,712	$5,738,293	$5,031,137	$5,151,739	$5,990,251

The Company recorded reinsurance recoveries on losses and loss expenses incurred of $1.0 billion, $0.8 billion and $0.7 billion for the years ended December 31, 2010, 2009 and 2008, respectively. Included in the figure noted above in 2008 was profit of approximately $80.9 million related to an agreement entered into with AXA/Winterthur. For further information see “AXA Agreement” below.

The following table presents an analysis of total unpaid losses and loss expenses and future policy benefit reserves recoverable for the year ended December 31:

(U.S. dollars in thousands)	2010	2009
P&C operations	$3,649,290	$3,557,391
Life operations	22,597	26,637

Total unpaid losses and loss expenses recoverable	$3,671,887	$3,584,028

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

12. Reinsurance (Continued)

At December 31, 2010 and 2009, the total reinsurance assets of $3.8 billion and $4.0 billion respectively, included reinsurance receivables for paid losses and loss expenses of $171.3 million and $374.8 million, respectively, with $3.7 billion and $3.6 billion respectively, relating to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported. Although the contractual obligation of individual reinsurers to pay their reinsurance obligations is based on specific contract provisions, the collectibility of such amounts requires significant estimation by management. The majority of the balance the Company has accrued as recoverable will not be due for collection until sometime in the future. Over this period of time, economic conditions and operational performance of a particular reinsurer may impact its ability to meet these obligations and while it may continue to acknowledge its contractual obligation to do so, it may not have the financial resources or willingness to fully meet its obligations to the Company.

At December 31, 2010 and 2009, the allowance for uncollectible reinsurance relating to both reinsurance balances receivable and unpaid losses and loss expenses recoverable were $121.9 million and $189.8 million, respectively. To estimate the provision for uncollectible reinsurance recoverable, the reinsurance recoverable must first be allocated to applicable reinsurers. As part of this process, ceded IBNR is allocated by reinsurer. The allocations are generally based on historical relationships between gross and ceded losses. If actual experience varies materially from historical experience, the allocation of reinsurance recoverable by reinsurer will change.

The Company uses a default analysis to estimate uncollectible reinsurance recoverables. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral, and default factors used to determine the portion of a reinsurer’s balance deemed uncollectible. The definition of collateral for this purpose requires some judgment and is generally limited to assets held in trust, letters of credit, and liabilities held by the Company with the same legal entity for which the Company believes there is a right of offset. The Company is the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $1.5 billion at December 31, 2010, collateralizing reinsurance recoverables with respect to certain reinsurers. Default factors require considerable judgment and are determined using the current rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions. The total allowance recorded relating to reinsurance recoverables was $68.1 million and $110.0 million at December 31, 2010 and 2009, respectively.

The Company uses an aging analysis to estimate uncollectible reinsurance balances receivable relating to paid losses in addition to recording allowances relating to any specific balances with known collectability issues, irrespective of aging. The balances are aged from the date the expected recovery was billed to the reinsurer. Provisions are applied at specified percentages of the outstanding balances based upon the aging profile. Allowances otherwise required as a result of the aging process may not be recorded to the extent that specific facts and circumstances exist that lead management to believe that amounts will ultimately be collectible. The total allowance recorded relating to reinsurance balances receivable was $53.8 million and $79.8 million at December 31, 2010 and 2009, respectively.

At December 31, 2010, the use of different assumptions within the model could have a material effect on the bad debt provision reflected in the Company’s Consolidated Financial Statements. To the extent the creditworthiness of the Company’s reinsurers was to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than the Company’s bad debt provision. Such an event could have a material adverse effect on the Company’s financial condition, results of operations, and cash flows.

Approximately 90% of the total unpaid loss and loss expense recoverable and reinsurance balances receivable (excluding collateral held) outstanding at December 31, 2010 was due from reinsurers with a

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

12. Reinsurance (Continued)

financial strength rating of “A” or better. The following is an analysis of the total recoverable and reinsurance balances receivable at December 31, 2010, by reinsurers owing more than 3% of such total:

Name of reinsurer	Reinsurer Financial Strength Rating	% of total
Munich Reinsurance Company	AA–/Stable	21.5%
Swiss Reinsurance Company	A+/Positive	13.8%
Lloyd’s Syndicates	A+/Stable	7.0%
Swiss Re Europe S.A.	A+/Positive	4.8%
Transatlantic Reinsurance Company	A+/Stable	3.8%

The following table sets forth the ratings profile of the reinsurers that support the unpaid loss and loss expense recoverable and reinsurance balances receivable:

Reinsurer Financial Strength Rating	% of total
AAA	3.6%
AA	36.0%
A	49.8%
BBB	1.2%
BB and below	0.1%
Captives	6.5%
Not Rated	0.4%
Other	2.4%

Total	100.0%

AXA Agreement

On July 25, 2001, the Company completed the acquisition of certain Winterthur International insurance operations (the “Winterthur Business”) primarily to extend its predominantly North American-based large corporate insurance business globally. Under the terms of the Sale and Purchase Agreement, as amended (the “SPA”), between XL Insurance (Bermuda) Ltd and Winterthur Swiss Insurance Company (“WSIC”), WSIC provided the Company with post-closing protection with respect to third party reinsurance receivables and recoverables related to the acquisition of certain Winterthur International insurance operations (the “Winterthur Business”). Such protection was provided in the form of Sellers Retrocession Agreements and a Liquidity Facility.

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

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

12. Reinsurance (Continued)

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

13. Deposit Liabilities

At December 31, 2010, deposit liabilities include reinsurance and insurance deposits while, at December 31, 2009 deposit liabilities included reinsurance and insurance deposits and the remaining funding agreement contracts. Funding agreements do not meet the definition of an insurance contract under FASB issued authoritative guidance. These contracts were sold with a guaranteed rate of return and the proceeds from the sale of such contracts were invested with the intent of realizing a greater return than is called for in the investment contracts. The Company has also entered into certain insurance and reinsurance policies that transfer insufficient risk under GAAP to be accounted for as insurance or reinsurance transactions and are recognized as deposits. These structured property and casualty agreements and funding agreements have been recorded as deposit liabilities and are initially matched by an equivalent amount of investments. The Company has investment risk related to its ability to generate sufficient investment income to enable the total invested assets to cover the payment of the ultimate liability. See Note 8, “Investments,” for further information relating to the Company’s net investment income as well as realized and unrealized investment (losses) gains. Each deposit liability accrues at a rate equal to the internal rate of return of the payment receipts and obligations due during the life of the agreement. Where the timing and/or amount of future payments are uncertain, cash flows reflecting the Company’s actuarially determined best estimates are utilized. Deposit liabilities are initially recorded at an amount equal to the assets received. At December 31, 2009, the remaining balance of funding agreements, excluding accrued interest of $6.5 million, was $450 million, with the full balance being settled in August 2010.

Total deposit liabilities are comprised of the following:

Year ended December 31 (U.S. dollars in thousands)	2010	2009
Reinsurance and insurance deposit liabilities	$1,684,606	$1,752,180
Funding agreement and guaranteed investment contract deposit liabilities	–	456,519

Total deposit liabilities	$1,684,606	$2,208,699

Interest expense of $54.5 million, $43.7 million and $145.3 million was recorded related to the accretion of deposit liabilities for the years ended December 31, 2010, 2009 and 2008, respectively.

14. Future Policy Benefit Reserves

The Company enters into long duration contracts that subject the Company to mortality and morbidity risks and which were accounted for as life premiums earned. Future policy benefit reserves were established using appropriate assumptions for investment yields, mortality, and expenses, including a provision for adverse deviation. The average interest rate used for the determination of the future policy benefits for these contracts was 4.5% at December 31, 2010 and 2009. Total future policy benefit reserves for the years ended December 31, 2010 and 2009 were $5.1 billion and $5.5 billion, respectively. The decrease of $34.1 million in the Traditional Life business is mainly due to the novation and recapture of part of the U.K. and Irish term assurance and critical illness business and sale of the Company’s U.S. life reinsurance business. The decrease of $380.9 million in the Annuities is mainly due to foreign exchange movements and the

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

14. Future Policy Benefit Reserves (Continued)

normal releases on single premium annuities in line with benefits paid and mortality of underlying policyholders.

Future policy benefit reserves are comprised of the following:

Year ended December 31 (U.S. dollars in thousands)	2010	2009
Traditional Life	$809,776	$843,915
Annuities	4,265,351	4,646,204

Total future policy benefit reserves	$5,075,127	$5,490,119

15. Notes Payable and Debt and Financing Arrangements

As at December 31, 2010 and 2009, the Company had bank and loan facilities available from a variety of sources, including commercial banks, totaling $3.5 billion and $3.6 billion, respectively, of which $2.4 billion and $2.4 billion, respectively, of debt was outstanding. In addition, at December 31, 2010 and 2009, the Company had available letter of credit facilities totaling $5.0 billion and $7.3 billion, respectively, of which $2.4 billion and $3.0 billion, respectively, were outstanding as at December 31, 2010 and 2009, 21.1% and 21.3%, respectively, of which were collateralized by certain of the Company’s investment portfolios, primarily supporting U.S. non-admitted business and the Company’s Lloyd’s syndicates’ capital requirements. Of these amounts, $1.0 billion was available in the form of revolving credit.

The financing structure at December 31, 2010 was as follows:

Facility (U.S. dollars in thousands)	Commitment/ Debt	In Use/ Outstanding (1)
Debt:
5-year revolver expiring 2012 (2)	$1,000,000	$–
6.50% Guaranteed Senior Notes due 2012	600,000	599,668
5.25% Senior Notes due 2014	600,000	597,585
8.25% Senior Notes due 2021	575,000	575,000
6.375% Senior Notes due 2024	350,000	350,000
6.25% Senior Notes due 2027	325,000	324,482

Total debt	$3,450,000	$2,446,735
Adjustment to carrying value – impact of fair value hedge	–	17,675

Carrying Value	$3,450,000	$2,464,410

Letters of Credit:
5 facilities – total	$5,000,114	$2,395,242

(1)	“In Use” and “Outstanding” data represent December 31, 2010 accreted values.

(2)	The 2012 5-year revolving credit facility has a $1 billion revolving credit sub-limit.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

15. Notes Payable and Debt and Financing Arrangements (Continued)

The financing structure at December 31, 2009 was as follows:

Facility (U.S. dollars in thousands)	Commitment/ Debt	In Use/ Outstanding (1)
Debt:
5-year revolvers expiring 2010/2012 (2)	$1,000,000	$–
5-year revolver expiring 2010	100,000	–
6.50% Guaranteed Senior Notes due 2012	600,000	599,350
5.25% Senior Notes due 2014	600,000	596,933
8.25% Senior Notes due 2021	575,000	575,000
6.375% Senior Notes due 2024	350,000	350,000
6.25% Senior Notes due 2027	325,000	324,450

Total debt	$3,550,000	$2,445,733
Adjustment to carrying value – impact of fair value hedge	–	5,684

Carrying Value	$3,550,000	$2,451,417

Letters of Credit:
6 facilities – total	$7,250,230	$3,012,169

(1)	“In Use” and “Outstanding” data represent December 31, 2009 accreted values.

(2)	The 2010 and 2012 5-year revolving credit facilities share a $1 billion revolving credit sub-limit.

All outstanding debt noted in the table above as at December 31, 2010 and 2009 was issued by XL-Cayman except for the $600 million par value 6.5% Guaranteed Senior Notes due January 2012 which were issued by XL Capital Finance (Europe) plc (“XLCFE”). Both XL-Cayman and XLCFE are wholly owned subsidiaries of XL-Ireland. These notes are fully and unconditionally guaranteed by XL Company Switzerland GmbH. The Company’s ability to obtain funds from its subsidiaries to satisfy any of its obligations under this guarantee is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the Company operates including among others, Bermuda, the U.S., Ireland and the U.K. Required statutory capital and surplus for the principal operating subsidiaries of the Company was $6.2 billion as of December 31, 2010.

The revolving credit facilities were unutilized at December 31, 2010 and 2009.

Concurrent with the issuance of ordinary shares and pursuant to the Company’s shelf registration statement, the Company, in August 2008, issued 23.0 million 10.75% Equity Security Units (the “10.75% Units”) in a public offering in order to fund payments described above in relation to the Master Agreement and remaining net proceeds were used for general corporate purposes. The Company received approximately $557.0 million in net proceeds from the sale of the 10.75% Units after deducting underwriting discounts. Each 10.75% Unit has a stated amount of $25 and consists of (a) a purchase contract pursuant to which the holder agreed to purchase, for $25, a variable number of shares of the Company’s Ordinary Shares on August 15, 2011 and (b) a one-fortieth, or 2.5%, ownership interest in a senior note issued by the Company due August 15, 2021 with a principal amount of $1,000. The senior notes are pledged by the holders to secure their obligations under the purchase contract.

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

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

15. Notes Payable and Debt and Financing Arrangements (Continued)

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

The Company utilized a portion of the net proceeds from the issuance of the 10.75% Units and ordinary shares issued in August 2008, to redeem X.L. America, Inc.’s $255 million 6.58% Guaranteed Senior Notes due 2011. In connection with the early redemption of the 6.58% Notes, the Company incurred debt extinguishment costs of approximately $22.5 million.

In December 2005, the Company issued 29.8 million 7.0% Equity Security Units (the “7.0% Units”) in a public offering. Each 7.0% Unit had a stated amount of $25 and consisted of (a) a purchase contract pursuant to which the holder agreed to purchase, for $25, a variable number of shares of the Company’s ordinary shares on February 15, 2009 and (b) a one-fortieth, or 2.5% in the 2011 Senior Notes. The 2011 Senior Notes were pledged by the holders to secure their obligations under the purchase contracts. The number of shares issued under the purchase contracts was adjustable based on, among other things, the average share price of the Company for the twenty consecutive trading days ending on the third trading day immediately preceding the stock purchase date and the dividend rate of the Company. In mid-February 2009, the 2011 Senior Notes were remarketed whereby the interest rate was reset in order to generate sufficient remarketing proceeds to satisfy the 7.0% Unit holders’ obligations under the purchase contracts. The Company purchased and retired the aggregate principal amount of the 2011 Senior Notes as a part of that remarketing. On February 15, 2009, the purchase contracts matured and the Company issued ordinary shares in connection therewith. Each purchase contract provided for the sale by the Company of 0.38461 ordinary shares (the “Shares”) at a price of $25.00. The settlement of the purchase contracts resulted in the Company’s issuance of an aggregate of 11,461,080 Shares for net proceeds of approximately $743.1 million, which was used to retire the 2011 Senior Notes.

On August 3, 2010, a $100 million five-year revolving credit facility expired and was not replaced and on June 22, 2010, the $2.3 billion five-year letter of credit facility expired and was not replaced.

On December 14, 2009, the £450 million letter of credit facility issued on November 14, 2007 that was supporting the Company’s syndicates at Lloyd’s of London terminated. This facility was replaced by a $750 million bilateral secured letter of credit facility.

On December 31, 2008, a $150 million unsecured letter of credit facility expired and was not replaced.

The Company has several letter of credit facilities provided on a syndicated and bilateral basis from commercial banks. These facilities are utilized primarily to support non-admitted insurance and reinsurance operations in the U.S. and capital requirements at Lloyd’s. The commercial facilities are scheduled for renewal before 2012. In addition to letters of credit, the Company has established insurance trusts in the

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

15. Notes Payable and Debt and Financing Arrangements (Continued)

U.S. that provide cedants with statutory relief required under state insurance regulation in the U.S. It is anticipated that the commercial facilities may be renewed on expiry but such renewals are subject to the availability of credit from banks utilized by the Company and may be renewed with materially different terms and conditions. In the event that such credit support is insufficient, the Company could be required to provide alternative security to cedants. This could take the form of additional insurance trusts supported by the Company’s investment portfolio or funds withheld using the Company’s cash resources. The value of letters of credit required is driven by, among other things, loss development of existing reserves, the payment pattern of such reserves, the expansion of business written by the Company and the loss experience of such business.

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

Under the Company’s five-year credit facility, in the event that XL Capital Group, XL Insurance (Bermuda) Ltd and XL Re Ltd fail to maintain a financial strength rating of at least “A–” from A.M. Best, an event of default would occur.

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

In addition, the Company maintains off-balance sheet financing arrangements in the form of a contingent capital facility. For details of this facility, see Note 17, “Off-Balance Sheet Arrangements.”

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

16. Derivative Instruments

The Company enters into derivative instruments for both risk management and speculative purposes. The Company is exposed to potential loss from various market risks, and manages its market risks based on guidelines established by management. The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value with the changes in fair value of derivatives shown in the consolidated statement of income as “net realized and unrealized gains and losses on derivative instruments” unless the derivatives are designated as hedging instruments. The accounting for derivatives which are designated as hedging instruments is described in Note 2(h), “Significant Accounting Policies – Derivative Instruments.”The following table summarizes information on the location and gross amounts of derivative fair values contained in the consolidated balance sheet as at December 31, 2010 and 2009:

(U.S. dollars in thousands)	December 31, 2010				December 31, 2009
	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)
Derivatives designated as hedging instruments:
Interest rate contracts (2)	$161,028	$74,368	$–	$–	$2,169,642	$238,639	$95,948	$(8,225)
Foreign exchange contracts	1,384,745	43,226	244,731	(12,161)	1,014,063	15,019	–	–

Total derivatives designated as hedging instruments	$1,545,773	$117,594	$244,731	(12,161)	$3,183,705	$253,658	$95,948	$(8,225)

Derivatives not designated as hedging instruments:
Investment Related Derivatives:
Interest rate exposure	$117,689	$281	$41,063	$–	$111,875	$1,248	$1,800	$(6)
Foreign exchange exposure	82,395	1,377	272,724	(6,329)	127,329	1,577	314,361	(8,226)
Credit exposure	128,450	8,143	532,000	(5,295)	214,650	13,244	741,388	(18,198)
Financial market exposure	135,912	705	4,575	(27)	306,464	1,983	–	–
Financial Operations Derivatives: (3)
Credit exposure	–	–	246,292	(25,887)	–	–	271,704	(18,386)
Other Non-Investment Derivatives:
Contingent capital facility	350,000	–	–	–	350,000	–	–	–
Guaranteed minimum income benefit contract	–	–	80,025	(21,190)	–	–	86,250	(22,909)
Modified coinsurance funds withheld contract	–	–	72,509	–	–	–	71,695	(266)

Total derivatives not designated as hedging instruments	$814,446	$10,506	$1,249,188	$(58,728)	$1,110,318	$18,052	$1,487,198	$(67,991)

(1)	Derivative instruments in an asset or liability position are included within Other Assets or Other Liabilities, respectively, in the Balance Sheet.

(2)

At December 31, 2010 and December 31, 2009, the Company held net cash collateral related to these derivative assets of $23.0 million and $169.1 million, respectively. The collateral balance is included within cash and cash equivalents and the corresponding liability to return the collateral has been offset against the derivative asset within the balance sheet as appropriate under the netting agreement.

(3)	Financial operations derivatives represent interests in variable interest entities as described in Note 18, “Variable Interest Entities.”

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

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

16. Derivative Instruments (Continued)

(a) Derivative Instruments Designated as Fair Value Hedges (Continued)

At December 31, 2010, a portion of the Company’s liabilities are hedged against changes in the applicable designated benchmark interest rate. Interest rate swaps are also used to hedge the changes in fair value of certain fixed rate liabilities and fixed income securities due to changes in the designated benchmark interest rate. In addition, the Company utilizes foreign exchange contracts to hedge the fair value of certain fixed income securities as well as to hedge certain net investments in foreign operations.

On June 7, 2010, the Company settled the interest rate contracts designated as fair value hedges of certain issues of the Company’s notes payable and debt. The derivative contracts were settled for a gain of $21.6 million. The cumulative increase recorded to the carrying value of the hedged notes payable and debt, representing the effective portion of the hedging relationship, will be amortized through interest expense over the remaining term of the debt. From the date of settlement through December 31, 2010, $3.9 million of the balance was recorded as a reduction of interest expense. The remaining balance of $17.7 million will be amortized over the weighted average period of 3.2 years remaining to maturity of the debt.

On October 27, 2010, the Company settled three interest rate contracts designated as fair value hedges of certain of the Company’s deposit liability contracts. The derivative contracts were settled for a gain of $149.5 million. The cumulative increase recorded to the carrying value of the deposit liability, representing the effective portion of the hedging relationship, will be amortized through interest expense over the remaining term of the deposit liability contracts. From the date of settlement through December 31, 2010, $1.9 million of the balance was recorded as a reduction of interest expense. The remaining balance of $147.6 million will be amortized over the weighted average period of 36.3 years remaining on these deposit contracts.

The following table provides the total impact on earnings relating to derivative instruments formally designated as fair value hedges along with the impacts of the related hedged items for years ended December 31, 2010 and 2009:

December 31, 2010 (U.S. dollars in thousands)	Hedged Items – Amount of Gain/(Loss) Recognized in Income Attributable to Risk
	Gain/(Loss) Recognized in Income on Derivative	Deposit Liabilities	Fixed Maturity Investments	Notes Payable and Debt	Ineffective Portion of Hedging Relationship – Gain/(Loss)
Derivatives Designated as Fair Value Hedges:
Interest rate exposure	$94,068
Foreign exchange exposure	19,856

Total	$113,924	$(84,393)	$(27,266)	$(15,940)	$(13,675)

December 31, 2009 (U.S. dollars in thousands)	Hedged Items – Amount of Gain/(Loss) Recognized in Income Attributable to Risk
	Gain/(Loss) Recognized in Income on Derivative	Deposit Liabilities	Fixed Maturity Investments	Notes Payable and Debt	Ineffective Portion of Hedging Relationship– Gain/(Loss)
Derivatives Designated as Fair Value Hedges:
Interest rate exposure	$(212,215)
Foreign exchange exposure	7,526

Total	$(204,689)	$201,398	$1,711	$1,206	$(374)

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

16. Derivative Instruments (Continued)

(a) Derivative Instruments Designated as Fair Value Hedges (Continued)

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

The periodic coupon settlements resulted in an increases to net investment income of $2.3 million for year ended December 31, 2010 and increases to net investment income of $22.4 million for year ended December 31, 2009.

The periodic coupon settlements also resulted in decreases to interest expense of $49.8 million and $20.1 million for years ended December 31, 2010 and 2009, respectively.

(b) Derivative Instruments Designated as Cash Flow Hedges

During March 2007, the Company entered into an interest rate swap agreement in anticipation of the issuance of the 2027 Senior Notes, as described in Note 15, “Notes Payable and Debt Financing Arrangements.” This transaction, which met the requirements of a cash flow hedge of a forecasted transaction under accounting guidance, was entered into to mitigate the interest rate risk associated with the subsequent issuance of the 2027 Senior Notes. The gain on the settlement of the swap transaction on May 2, 2007 of $3.8 million was credited to AOCI and is being amortized to interest expense over the 20-year term of the related debt. In addition, the Company entered into a treasury rate guarantee agreement in anticipation of the issuance of $300.0 million of 5.25% Senior Notes due September 15, 2014 during 2004. The loss on the settlement of the treasury rate guarantee transaction on August 18, 2004 of $6.3 million was charged to AOCI and is being amortized to interest expense over the 10-year term of the related debt. The impact on earnings relating to these derivative instruments formally designated as cash flow hedges for each of the years ended December 31, 2010 and 2009 was an increase to interest expense of $0.4 million.

(c) Derivative Instruments Designated as Hedges of the Net Investment in a Foreign Operation

The Company utilizes foreign exchange contracts to hedge the fair value of certain net investments in foreign operations. During 2010 and 2009, the Company entered into foreign exchange contracts that were formally designated as hedges of the investment in foreign subsidiaries with functional currencies of U.K. sterling and the Euro. The weighted average U.S. dollar equivalent of foreign denominated net assets of approximately $834 million and $425 million was hedged during 2010 and 2009, respectively, which resulted in a derivative loss of $16.5 million and a derivative gain of $7.5 million being recorded in the cumulative translation adjustment account within AOCI for each period, respectively. There was no ineffectiveness resulting from these transactions.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

16. Derivative Instruments (Continued)

(d) Derivative Instruments Not Formally Designated As Hedging Instruments

The following table provides the total impact on earnings relating to derivative instruments not formally designated as hedging instruments under authoritative accounting guidance. The impacts are all recorded through Net realized and unrealized gains (losses) on derivatives in the income statement for years ended December 31, 2010 and 2009:

(U.S. dollars and shares in thousands)	Amount of Gain (Loss) Recognized in Income on Derivative
	2010	2009
Derivatives not designated as hedging instruments:
Investment Related Derivatives:
Interest rate exposure	$3,511	$9,124
Foreign exchange exposure	(15,642)	9,387
Credit exposure	(6,315)	(51,579)
Financial market exposure	2,125	3,359
Financial Operations Derivatives:
Credit exposure	(7,281)	(2,667)
Other Non-Investment Derivatives:
Contingent capital facility	(8,233)	(8,132)
Guaranteed minimum income benefit contract	1,719	4,644
Modified coinsurance funds withheld contract	9,948	(388)
Weather and Energy Derivatives:
Structured weather risk management products	–	2,979

Total derivatives not designated as hedging instruments	(20,168)	(33,273)
Amount of gain (loss) recognized in income from ineffective portion of fair value hedges	(13,675)	(374)

Net realized and unrealized gains (losses) on derivative instruments	$(33,843)	$(33,647)

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

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

16. Derivative Instruments (Continued)

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

(d)(ii) Financial Operations Derivatives – Credit Exposure

The Company held credit derivative exposures through a limited number of contracts written as part of the Company’s previous financial lines businesses, and through the Company’s prior reinsurance agreements with Syncora, as described below. Following the secondary sale of Syncora common shares, the Company retained some credit derivative exposures written by Syncora and certain of its subsidiaries through reinsurance agreements that had certain derivatives exposures embedded within them. The change in value of the derivative portion of the financial guarantee reinsurance agreements the Company had with Syncora was included in “Net (loss) income from operating affiliates.” Following the closing of the Master Agreement during August 2008, as described in Note 4, “Syncora Holdings Ltd,” which terminated certain reinsurance and other agreements, these credit derivative exposures were eliminated by virtue of the commutation of the relevant reinsurance agreements.

At December 31, 2010 and December 31, 2009, the credit derivative exposures outside of the Company’s investment portfolio consisted of two contracts written by the Company: one that provides credit protection on the senior tranches of a structured finance transaction, and the other a European project finance loan participation. The aggregate outstanding exposure for the two contracts is $246.3 million ($226.4 million principal and $19.9 million interest), and $271.7 million ($244.9 million principal and $26.8 million interest), weighted average contractual term to maturity of 5.3 years and 6.0 years, a total liability recorded of $25.9 million and $18.4 million, and underlying obligations with an average credit rating of B– and A, respectively.

The credit protection related to the structured finance transaction is a credit default swap that was executed in 2000. The underlying collateral is predominantly securitized pools of leveraged loans and bonds. The transaction is in compliance with most of the coverage tests except the overcollateralization

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

16. Derivative Instruments (Continued)

(d)(ii) Financial Operations Derivatives – Credit Exposure (Continued)

tests. As a result, both interest and principal proceeds are currently redirected to amortize the senior most notes, which reduces the Company’s exposure sooner than originally anticipated. Management continues to monitor its underlying performance and is comfortable with the collateral coverage. The European project finance loan participation benefits from an 80% deficiency guarantee from the German state and federal governments.

At December 31, 2010, there were no reported events of default on these obligations. Credit derivatives are recorded at fair values, which are determined using either models developed by the Company or third party prices and are dependent upon a number of factors, including changes in interest rates, future default rates, credit spreads, changes in credit quality, future expected recovery rates and other market factors. The change resulting from movements in credit and credit quality spreads is unrealized as the credit derivatives are not traded to realize this resultant value.

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

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

16. Derivative Instruments (Continued)

(e) Contingent Credit Features

Certain derivatives agreements entered into by the Company or its subsidiaries contain rating downgrade provisions that permit early termination of the agreement by the counterparty if collateral is not posted following failure to maintain certain credit ratings from one or more of the principal credit rating agencies. If the Company were required to early terminate such agreements due to a rating downgrade, it could potentially be in a net liability position at time of settlement. The aggregate fair value of all derivatives agreements containing such rating downgrade provisions that were in a liability position on December 31, 2010 and 2009 was $25.9 million and $30.8 million, respectively. The Company has not been required to post collateral under any of these agreements as of December 31, 2010 or 2009, respectively.

17. Off-Balance Sheet Arrangements

On December 5, 2006, the Company and certain operating subsidiaries (“Ceding Insurers”) entered into a securities issuance agreement (the “Securities Issuance Agreement”), and certain of its foreign insurance and reinsurance subsidiaries entered into an excess of loss reinsurance agreement (the “Reinsurance Agreement”) with Stoneheath Re (“Stoneheath” or the “Issuer”). The net effect of these agreements to the Company is the creation of a contingent put option in the amount of $350.0 million in the aggregate. The agreements provide the Company with a Reinsurance Collateral Account in support of certain Covered Perils named in the Reinsurance Agreement. The Covered Perils include United States wind, European wind, California earthquake and terrorism worldwide. The covered perils as well as the attachment points and aggregate retention amounts may be changed by the Ceding Insurers in their sole discretion. This may result in a material increase or decrease in the likelihood of payment under the Reinsurance Agreement. On each date on which a Ceding Insurer withdraws funds from the Reinsurance Collateral Account, the Company shall issue and deliver to the issuer an amount of XL-Cayman Series D Preference Shares having an aggregate liquidation preference that is equal to the amount of funds so withdrawn from the Collateral Account. The Company is obligated to reimburse Stoneheath for certain fees and ordinary expenses. The initial term of the Reinsurance Agreement was for the period from the Closing Date through June 30, 2007, with four annual mandatory extensions through June 30, 2011 (unless coverage is exhausted thereunder prior to such date). The Ceding Insurers may thereafter extend the Reinsurance Agreement at their option for additional calendar quarters without limit (unless coverage is exhausted there under). The contingent put option is recorded at fair value with changes in fair value recognized in earnings as Net realized and unrealized losses on derivative instruments. For the years ended December 31, 2010 and 2009, a charge of $8.2 million and $8.1 million, respectively, was recorded in relation to this option. The Stoneheath Preferred Securities and, if issued, the XL-Cayman Series D Preference Shares will pay dividends on a non-cumulative basis at a fixed rate of 6.868% per annum through October 15, 2011 and thereafter at a floating rate based on 3-month LIBOR, plus 3.12%.

Concurrent with the execution of the Master Agreement as described in Note 4, “Syncora Holdings Ltd. (“Syncora”),” XL-Cayman exercised the put option under its Mangrove Bay contingent capital facility entered into in July 2003, resulting in net proceeds to the Company of approximately $500 million in exchange for the issuance by XL-Cayman of 20,000,000 Redeemable Series C Preference Ordinary Shares, par value U.S. $0.01 per share.

18. Variable Interest Entities

At times, the Company has utilized VIEs both indirectly and directly in the ordinary course of the Company’s business.

The Company invests in CDOs, and other investment vehicles that are issued through variable interest entities as part of the Company’s investment portfolio. The activities of these VIEs are generally limited to holding the underlying collateral used to service investments therein. Our involvement in these entities is

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

18. Variable Interest Entities (Continued)

passive in nature and we are not the arranger of these entities. The Company has not been involved in establishing these entities. The Company is not the primary beneficiary of these variable interest entities as contemplated in current authoritative accounting guidance.

The Company has utilized variable interest entities in certain instances as a means of accessing contingent capital. The Company has utilized unconsolidated entities in the formation of contingent capital facilities. The Company’s interest in Stoneheath represents an interest in a variable interest entity under current authoritative accounting guidance, however, the Company is not the primary beneficiary as contemplated in that guidance. Given that there are no contractual requirements or intentions to enter into additional variable interests in this entity, management considers the likelihood of consolidating Stoneheath in the future to be remote. For further details regarding Stoneheath see Note 17, “Off-Balance Sheet Arrangements.”

The Company has a limited number of remaining outstanding credit enhancement exposures including written financial guarantee and credit default swap contracts. The obligations related to these transactions are often securitized through variable interest entities. The Company is not the primary beneficiary of these variable interest entities as contemplated in current authoritative accounting guidance. For further details on the nature of the obligations and the size of the Company’s maximum exposure see Note 2(r), “Recent Accounting Pronouncements,” and Note 16, “Derivative Instruments.”

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

The Company’s reinsurance assets at December 31, 2010 and 2009 amounted to $3.8 billion and $4.0 billion, respectively, and resulted from reinsurance arrangements in the course of its operations. A credit exposure exists with respect to reinsurance assets as they may be uncollectible. The Company manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and if necessary, the Company may hold collateral in the form of funds, trust accounts and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis.

The Company did not have an aggregate direct investment in any single corporate issuer in excess of 5% of shareholders’ equity at December 31, 2010 or December 31, 2009, which excludes government-backed, government-sponsored enterprises, government-guaranteed paper, cash and cash equivalents, and asset and mortgage backed securities that were issued, sponsored or serviced by the parent.

In addition, the Company underwrites a significant amount of its insurance and reinsurance property and casualty business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of insurance and reinsurance balances to the Company. During the three years ended December 31, 2010, 2009 and 2008, approximately 21%, 18% and 17%, respectively, of the Company’s consolidated gross written premiums from property and casualty operations were generated from or placed by Marsh & McLennan Companies. During 2010, 2009 and 2008, approximately 21%, 20% and 19%, respectively, of the Company’s consolidated gross written premiums from property and casualty operations were generated from or placed by AON Corporation and its subsidiaries. During 2010, 2009 and 2008, approximately 11%, 9% and 9%, respectively, of the Company’s

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

19. Commitments and Contingencies (Continued)

(a) Concentrations of Credit Risk (Continued)

consolidated gross written premiums from property and casualty operations were generated from or placed by The Willis Group and its subsidiaries. These companies are large, well established companies and there are no indications that any of them are financially troubled. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written from property and casualty operations in any of the three years ended December 31, 2010, 2009, or 2008.

(b) Other Investments

The Company has committed to invest in several limited partnerships and provide liquidity financing to a structured investment vehicle. As of December 31, 2010, the Company has commitments which include potential additional add-on clauses, to fund a further $111.6 million.

(c) Investments in Affiliates

The Company owns a minority interest in certain closed-end funds, certain limited partnerships and similar investment vehicles, including funds managed by those companies. The Company has commitments, which include potential additional add-on clauses, to invest a further $25.9 million over the next five years.

(d) Properties

The Company rents space for certain of its offices under leases that expire up to 2031. Total rent expense under operating leases for the years ended December 31, 2010, 2009 and 2008 was approximately $31.8 million, $34.4 million and $35.4 million, respectively. Future minimum rental commitments under existing operating leases are expected to be as follows:

Year Ended December 31, (U.S. dollars in thousands)
2011	$31.7
2012	28.1
2013	23.9
2014	17.4
2015	15.0
2016-2031	55.3

Total minimum future rentals	$171.4

During 2003, the Company entered into a purchase, sale and leaseback transaction to acquire new office space in London. The Company has recognized a capital lease asset of $107.4 million and $118.0 million, and deferred a gain of $32.6 million and $35.9 million related to this lease at December 31, 2010 and 2009, respectively. The gain is being amortized to income in line with the amortization of the asset. The future minimum lease payments in the aggregate are expected to be $237.1 million and annually for the next five years are as follows:

Year Ended December 31, (U.S. dollars in thousands)
2011	$10.9
2012	11.3
2013	11.5
2014	11.8
2015	12.1
2016-2028	179.5

Total future minimum lease payments	$237.1

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

19. Commitments and Contingencies (Continued)

(e) Tax Matters

The Company is an Irish corporation and, except as described below, neither it nor its non-U.S. subsidiaries have paid U.S. corporate income taxes (other than withholding taxes on dividend income) on the basis that they are not engaged in a trade or business or otherwise subject to taxation in the U.S. However, because definitive identification of activities which constitute being engaged in a trade or business in the U.S. is not provided by the Internal Revenue Code of 1986, regulations or court decisions, there can be no assurance that the Internal Revenue Service will not contend that the Company or its non-U.S. subsidiaries are engaged in a trade or business or otherwise subject to taxation in the U.S. If the Company or its non-U.S. subsidiaries were considered to be engaged in a trade or business in the U.S. (and, if the Company or such subsidiaries were to qualify for the benefits under the income tax treaty between the U.S. and Bermuda and other countries in which the Company operates, such businesses were attributable to a “permanent establishment” in the U.S.), the Company or such subsidiaries could be subject to U.S. tax at regular tax rates on its taxable income that is effectively connected with its U.S. trade or business plus an additional 30% “branch profits” tax on such income remaining after the regular tax, in which case there could be a significant adverse effect on the Company’s results of operations and financial condition.

(f) Letters of Credit

At December 31, 2010 and 2009, $2.4 billion and $3.0 billion of letters of credit were outstanding, of which 21.1% and 21.3%, respectively, were collateralized by the Company’s investment portfolios, primarily supporting U.S. non-admitted business and the Company’s Lloyd’s syndicates’ capital requirements.

(g) Claims and Other Litigation

The Company is subject to litigation and arbitration in the normal course of its business. These lawsuits and arbitrations principally involve claims on policies of insurance and contracts of reinsurance and are typical for the Company and for the property and casualty insurance and reinsurance industry in general. Such legal proceedings are considered in connection with the Company’s loss and loss expense reserves. Reserves in varying amounts may or may not be established in respect of particular claims proceedings based on many factors, including the legal merits thereof. In addition to litigation relating to insurance and reinsurance claims, the Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance or reinsurance policies. This category of business litigation typically involves, amongst other things, allegations of underwriting errors or misconduct, employment claims, regulatory activity, shareholder disputes or disputes arising from business ventures. The following information highlights ongoing legal proceedings related to the Company.

In August 2005, plaintiffs in a proposed class action (the “Class Action”) that was consolidated into a multidistrict litigation in the United States District Court for the District of New Jersey, captioned In re Brokerage Antitrust Litigation, MDL No. 1663, Civil Action No. 04-5184 (the “MDL”), filed a consolidated amended complaint (the “Amended Complaint”), which named as new defendants approximately 30 entities, including Greenwich Insurance Company, Indian Harbor Insurance Company and XL-Cayman. In the MDL, the Class Action plaintiffs asserted various claims purportedly on behalf of a class of commercial insureds against approximately 113 insurance companies and insurance brokers through which the named plaintiffs allegedly purchased insurance. The Amended Complaint alleged that the defendant insurance companies and insurance brokers conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements and asserted statutory claims under the Sherman Act, various state antitrust laws and the Racketeer Influenced and Corrupt Organizations Act (“RICO”), as well as common law claims alleging breach of fiduciary duty, aiding and abetting a breach of fiduciary duty and unjust enrichment. By Opinion and Order dated August 31, 2007, the Court dismissed the

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

19. Commitments and Contingencies (Continued)

(g) Claims and Other Litigation (continued)

Sherman Act claims with prejudice and, by Opinion and Order dated September 28, 2007, the Court dismissed the RICO claims with prejudice. The plaintiffs then appealed both Orders to the U.S. Court of Appeals for the Third Circuit. On August 16, 2010, the Third Circuit affirmed in large part the District Court’s dismissal. The Third Circuit reversed the dismissal of certain Sherman Act and RICO claims alleged against several defendants including XL-Cayman and two of its subsidiaries but remanded those claims to the District Court for further consideration of their adequacy. In light of its reversal and remand of certain of the federal claims, the Third Circuit also reversed the District Court’s dismissal (based on the District Court’s declining to exercise supplemental jurisdiction) of the state-law claims against all defendants. On October 1, 2010 the remaining defendants including XL-Cayman and two of its subsidiaries filed motions to dismiss the remanded federal claims and the state-law claims. The motions have been fully briefed and await the District Court’s decision.

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

The status of these legal actions is actively monitored by management. If management believed, based on available information, that an adverse outcome upon resolution of a given legal action was probable and the amount of that adverse outcome was reasonable to estimate, a loss would be recognized and a related liability recorded. No such liabilities were recorded by the Company at December 31, 2010 and 2009.

Legal actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material effect on the Company’s financial position or liquidity at December 31, 2010.

(h) Financial and Other Guarantee Exposures

As part of the Company’s legacy financial guarantee business, the Company’s outstanding financial guarantee contracts at December 31, 2010 included the reinsurance of 37 financial guarantee contracts with total insured contractual payments outstanding of $204.8 million ($198.7 million of principal and $6.1 million of interest) and having a remaining weighted-average contract period of 13.2 years. These contracts provide credit support for a variety of collateral types. On August 5, 2010, $386.5 million of notional financial guarantee exposure (including principal and interest) on a Chilean toll road structure was eliminated when the issuer decided to prepay the debt. Following this elimination, the remaining largest

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

19. Commitments and Contingencies (Continued)

(h) Financial and Other Guarantee Exposures (Continued)

exposures are comprised of (i) $108.3 million notional financial guarantee on three notes backed by zero coupon bonds and bank perpetual securities; (ii) $47.5 million notional financial guarantee on a collateralized fund obligation with a collateral cushion in excess of 60% of the Company’s exposure that is currently being wound-up in an orderly manner and (iii) the remaining $49.0 million of financial guarantees is comprised of 33 separate transactions with varying forms of underlying collateral, including pre-2000 vintage asset backed securities and municipal government bonds. The underlying financial guarantees are diversified and not individually significant.

The total gross claim liability and unearned premiums recorded at December 31, 2010 associated with the Company’s legacy financial guarantee business were $23.5 million and $0.6 million, respectively. Of the contracts noted above, three contracts with total insured contractual payments outstanding of $9.8 million had experienced an event of default and were considered by the Company to be non-performing at December 31, 2010, while the remaining were considered to be performing at such date.

During January 2011, management commuted 32 of the financial guarantee transactions noted above, including the three non-performing transactions. This commutation eliminated $41.9 million of notional financial guarantee exposure (including principal and interest) for a payment of $22.1 million. This amount was included in the gross claim liability at December 31, 2010.

Surveillance procedures to track and monitor credit deteriorations in the insured financial obligations are performed by the primary obligors for each transaction on the Company’s behalf. Information regarding the performance status and updated exposure values is provided to the Company on a quarterly basis and evaluated by management in recording claims reserves.

At December 31, 2009, the Company’s outstanding financial guarantee contracts included the reinsurance of 41 financial guarantee contracts with total insured contractual payments outstanding of $713.6 million ($568.2 million of principal and $145.4 million of interest) and having a remaining weighted-average contract period of 11.5 years. The total gross claim liability and unearned premiums recorded at December 31, 2009 were $14.5 million and $1.5 million, respectively. Of the contractual exposure existing at December 31, 2009, the Company had reinsured $423.8 million with subsidiaries of Syncora, however, at December 31, 2009, there were no gross claims liabilities or recoverables recorded. Of the 41 contracts noted above, three contracts with total insured contractual payments outstanding of $16.1 million had experienced an event of default and were considered by the Company to be non-performing at December 31, 2009, while the remaining 38 contracts were considered to be performing at such date.

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

Under the Termination Agreement, XLI paid $38 million to EIB, and all of XLI’s exposures under the EIB guarantees, with aggregate par outstanding of approximately $900 million, were eliminated. In addition, a further $0.5 million was paid to EIB for expenses in relation to the termination. Pursuant to the obligations of Syncora Holdings and its affiliates (collectively “Syncora”) under the Master Commutation, Release and Restructuring Agreement (the “Master Agreement”), dated July 28, 2008, as amended, among XLI and affiliates, Syncora, and certain of Syncora’s credit default swap counterparties, Syncora paid XLI $15.0 million. The net cost of this transaction is reflected in the Company’s Consolidated Statement of

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

19. Commitments and Contingencies (Continued)

(h) Financial and Other Guarantee Exposures (Continued)

Income as “Loss on Termination of Guarantee.” For further historical information regarding the above-mentioned EIB guarantees and the Master Agreement, see Note 4, “Syncora Holdings Ltd. (“Syncora”).”

20. Share Capital

(a) Authorized and Issued

The authorized share capital is 999,990,000 ordinary shares of par value $0.01 each, 40,000 ordinary shares of par value €1.00 each, 20,000,000 Redeemable Series C preference ordinary shares of par value $0.01 each, 350,000 Series D preference shares of par value $0.01 each, and 1,000,000 Series E preferable ordinary shares of par value $0.01 each. Holders of ordinary shares are entitled to one vote for each share.

The following table is a summary of ordinary shares issued and outstanding:

Year Ended December 31 (in thousands)	2010	2009	2008
Balance – beginning of year	342,119	330,812	177,910
Exercise of options	91	–	–
Net issuance of restricted shares	139	(17)	1,335
Share buybacks (1)	(25,953)	(137)	(183)
Issue of shares	–	11,461	151,750

Balance – end of year	316,396	342,119	330,812

(1)

Includes share buybacks associated with authorized share buyback programs as well as purchases related to satisfying tax withholding obligations of employees in connection with the vesting of restricted shares granted under the Company’s restricted stock plan.

Share Buybacks

On September 24, 2007, the Company’s Board of Directors approved a share buyback program, authorizing the Company to purchase up to $500.0 million of its ordinary shares. As of January 1, 2010, $375.4 million ordinary shares remained available for purchase under this program. During the third quarter of 2010, the Company purchased and cancelled 13.9 million ordinary shares under this program for $268.6 million. During October 2010, the Company purchased and cancelled 4.9 million ordinary shares for $106.8 million under this program. In combination, these purchases totaled $375.4 million, the full amount remaining under this buyback program.

On November 2, 2010, the Company announced that its Board of Directors approved a new share buyback program, authorizing the Company to purchase up to $1.0 billion of its ordinary shares. During the fourth quarter of 2010, the Company purchased and cancelled 6.9 million ordinary shares for $144.0 million under the 2010 buyback program. Between January 1 and February 22, 2011, the Company purchased and cancelled an additional 5.3 million shares for $121.3 million under the 2010 buyback program. As of February 22, 2011, $734.7 million remains available for purchase under this buyback program.

Issue of Shares

As described in Note 15, “Notes Payable and Debt Financing Arrangements,” following the settlement of the purchase contracts associated with the 7.0% Units in February 2009, the Company issued 11,461,080 Shares for net proceeds of approximately $745.0 million, which was used to retire the 2011 Senior Notes.

Pursuant to the Company’s shelf registration statement, the Company issued 143.8 million ordinary shares in August 2008 at a price of $16.00 per share. The net proceeds from this issuance totaled approximately $2.2 billion. The proceeds were used to fund the payments made under the Master

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

20. Share Capital (Continued)

(a) Authorized and Issued (Continued)

Agreement as well as to redeem X.L. America’s $255 million 6.58% Guaranteed Notes as described in Note 15, “Notes Payable and Debt Financing.” In addition, proceeds were used for general corporate purposes and capital funding for certain of the Company’s subsidiaries.

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

On February 12, 2010, the Company repurchased a portion of its outstanding Series C Preference Ordinary Shares, which resulted in approximately 4.4 million Series C Preference Ordinary Shares with a liquidation value of $110.8 million being purchased by the Company for approximately $94.2 million. As a result, a book value gain of approximately $16.6 million was recorded in the first quarter of 2010 to ordinary shareholders.

In connection with the exercise of the put option under the Company’s Mangrove Bay contingent capital facility as described above, the Company reduced to nil the remaining liability which totaled $51.1 million, associated with the fair value of the remaining put option payments, and recorded a corresponding credit to “Additional paid in capital.”

On March 15, 2007, the Company issued 1.0 million Fixed/Floating Series E Perpetual Non- Cumulative Preference Ordinary Shares, par value $0.01 each, with liquidation preference $1,000 per share (the “Series E Preference Shares”). The Company received net proceeds of approximately $983.8 million from the offering. The Series E Preference Shares are perpetual securities with no fixed maturity date and are not convertible into any of the Company’s other securities.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

20. Share Capital (Continued)

(b) Stock Plans

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

(c) Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2010	2009	2008
Dividend yield	3.25%	3.25%	3.24%
Risk free interest rate	2.67%	2.38%	3.22%
Volatility	71.09%	94.27%	34.3%
Expected lives	6.0 years	6.0 years	6.0 years

The risk free interest rate is based on U.S. Treasury rates. The expected lives are estimated using the historical exercise behavior of grant recipients. The expected volatility is determined based upon a combination of the historical volatility of the Company’s stock and the implied volatility derived from publicly traded options.

During the years ended December 31, 2010, 2009 and 2008, the Company granted 1,022,686, 1,269,500 and 5,889,000 options, respectively, to purchase its ordinary shares to directors and employees related to incentive compensation plans, with a weighted average grant-date fair value of $9.17, $2.85 and $7.48, respectively. During the years ended December 31, 2010, 2009, and 2008, the Company recognized $10.4 million, $10.3 million and $17.5 million, respectively, of compensation expense, net of tax, related to its stock option plan. Total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009, and 2008 was $0.7 million, nil and nil, respectively.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

20. Share Capital (Continued)

(c) Options (Continued)

The following is a summary of stock options as of December 31, 2010, and related activity for the year then ended for the Company:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding – beginning of year	13,300,551	$52.86	5.8 years	$17,240
Granted	1,022,686	18.32
Exercised	(91,500)	12.94
Cancelled/Expired	(437,924)	48.81

Outstanding – end of year	13,793,813	$50.71	5.1 years	$30,362

Options exercisable.	9,415,794	$65.53	3.7 years	$9,089

Options available for grant*	12,002,359

*	Available for grant includes shares that may be granted as either stock options or restricted stock.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the 2010 fiscal year and the exercise price, multiplied by the number of in-the-money-options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. Total unrecognized stock based compensation expense related to non-vested stock options was approximately $11.8 million as of the end of December 31, 2010, related to approximately 4.6 million options, which is expected to be recognized over a weighted-average period of 1.2 years. No options were exercised during 2008 or 2009. The exercise price of the Company’s outstanding options granted is the market price of the Company’s ordinary shares on the grant date, except that during 2004, 295,000 options were granted with an exercise price of $88.00 when the market price was $77.10.

(d) Restricted Stock, Restricted Stock Units and Performance Units

Restricted stock awards issued under the 1991 Performance Incentive Program vest as set forth in the applicable award agreements. These shares contained certain restrictions prior to vesting, relating to, among other things, forfeiture in the event of termination of employment and transferability.

During 2010, 2009, and 2008, the Company granted 62,577, 146,895 and 1,349,620 shares, respectively, of its restricted common stock to its directors and employees related to incentive compensation plans, with a weighted average grant date fair value per share of $17.26, $11.24 and $37.61, respectively. During the years ended December 31, 2010, 2009, and 2008, $18.4 million, $32.2 million and $57.6 million, respectively, was charged to compensation expense related to restricted stock awards. Total unrecognized stock based compensation expense related to non-vested restricted stock awards was approximately $8.9 million as of the end of December 31, 2010, related to approximately 0.5 million restricted stock awards, which is expected to be recognized over 0.9 years.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

20. Share Capital (Continued)

(d) Restricted Stock, Restricted Stock Units and Performance Units (Continued)

Non-vested restricted stock awards as of December 31, 2010 and for the year then ended for the Company were as follows:

	Number of Shares (thousands)	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2009	1,047	$46.59
Granted	63	$17.26
Vested	(557)	$47.00
Forfeited	(4)	$45.09

Unvested at December 31, 2010	549	$42.86

During the year ended December 31, 2010, the Company granted approximately 1.4 million restricted stock units to officers of the Company and its subsidiaries with an aggregate grant date fair value of approximately $25.9 million. During the year ended December 31, 2010, $5.9 million was charged to compensation expense related to restricted stock units. Each restricted stock unit represents the Company’s obligation to deliver to the holder one ordinary share upon satisfaction of the three year vesting term. Restricted stock units are granted at the closing market price on the day of grant and entitle the holder to receive dividends declared and paid in the form of additional ordinary shares contingent upon vesting.

During the year ended December 31, 2010, the Company granted 1.6 million performance units (representing a potential maximum share payout of approximately 3.1 million ordinary shares) to certain employees with an aggregate grant date fair value of approximately $27.2 million. During the year ended December 31, 2010, $7.0 million was charged to compensation expense related to performance units. The performance units vest after three years and entitle the holder to shares of the Company’s stock. There are no dividend rights associated with the performance units. Each grant of performance units has a target number of shares, with final payouts ranging from 0% to 200% of the grant amount depending upon a combination of corporate and business segment performance along with each employee’s continued service through the vest date. Performance targets are based on relative and absolute financial performance metrics.

(e) Voting

The Company’s Articles of Association restrict the voting power of any person to less than approximately 10% of total voting power.

(f) Expiration of Share Rights Plan

The Company’s Rights Plan expired in accordance with its terms on September 30, 2008. Rights to purchase ordinary shares (the “Rights”) were distributed as a dividend at the rate of one Right for each ordinary share held of record as of the close of business on October 31, 1998. Each Right entitled holders of ordinary shares to buy additional ordinary shares with a value of $700 at the then current market price, at an exercise price of $350. The Rights would have been exercisable, and would have detached from the ordinary shares, only if a person or group were to have acquired 20% or more of the Company’s outstanding ordinary shares, or were to have announced a tender or exchange offer that, if consummated, would have resulted in a person or group beneficially owning 20% or more of ordinary shares. Upon a person or group without prior approval of the Board acquiring 20% or more of ordinary shares, each Right would have entitled the holder (other than such an acquiring person or group) to purchase ordinary shares (or, in certain circumstances, ordinary shares of the acquiring person) with a value of twice the Rights exercise price upon payment of the Rights exercise price. The Company would have been entitled to redeem the Rights at $0.01 per Right at any time until the close of business on the tenth day after the Rights became exercisable.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

21. Retirement Plans

The Company provides pension benefits to eligible employees through various defined contribution and defined benefit retirement plans sponsored by the Company, which vary for each subsidiary. Plan assets are invested principally in equity securities and fixed maturities.

Defined contribution plans

The Company has qualified defined contribution plans which are managed externally and whereby employees and the Company contribute a certain percentage of the employee’s gross compensation (base salary and annual bonus) into the plan each month. The Company’s contribution generally vests over five years. The Company’s expenses for its qualified contributory defined contribution retirement plans were $37.8 million, $38.6 million and $43.3 million at December 31, 2010, 2009 and 2008, respectively.

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

In addition, certain former employees have received benefit type guarantees, not formally a part of any established plan. The liability recorded with respect to these agreements as at December 31, 2010 and 2009 was $3.0 million and $3.3 million, respectively, representing the entire unfunded projected benefit obligations.

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

	2010	2009
Net Benefit Cost – Weighted-average assumptions for the year ended December 31
Discount rate	6.00%	6.00%
Expected long-term rate of return on plan assets	8.00%	8.50%

Benefit Obligation – Weighted-average assumptions as of December 31
Discount rate	5.59%	6.00%

The U.S. Retirement plan assets at December 31, 2010 and 2009 consist of two mutual funds. The first fund employs a core bond portfolio strategy that seeks maximum current income and price appreciation consistent with the preservation of capital and prudent risk taking with a focus on investing in intermediate-term high quality bonds from the fastest growing economies in the Pacific Rim, including Japan.

The second fund seeks long term growth of capital by investing in a diversified group of domestic and international companies. Using a quantitative approach, portfolio managers identify companies that are expected to outperform in the next six to twelve months and include them in the fund.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

21. Retirement Plans (Continued)

Defined benefit plans (Continued)

The fair value of the U.S. Plan assets at December 31, 2010 and 2009 was $25.1 million and $22.0 million, respectively. As both of the retirement plan’s investments are mutual funds, they fall within Level 1 in the fair value hierarchy.

U.K. Plans

A contributory defined benefit pension plan exists in the U.K., but has been closed to new entrants since 1996. The Scheme has approximately 110 members, of whom approximately 70 are active or deferred members of the Scheme. Benefits are based on length of service and compensation as defined in the Trust Deed and Rules, and the Plan is subject to triennial funding valuations, the most recent of which was conducted in 2009 and was reported in 2010. The $2.9 million deficit is being funded over a 10 year period. Current contribution rates are 24.6% and 3% of pensionable salary for employer and employee, respectively.

The U.K. pension plan assets are held in a separate Trustee administered fund to meet long term liabilities to past and present employees. The table below shows the composition of the Plan’s assets and the fair value of each major category of plan assets as of December 31, 2010 and 2009, as well as the potential returns of the different asset classes. The total of the asset values held in various externally managed portfolios are provided by third party pricing vendors. There is no significant concentration of risk within plan assets.

(U.S. dollars in thousands)	Expected Return on Assets for 2010	Value at December 31, 2010	Expected Return on Assets for 2009	Value at December 31, 2009
The assets in the scheme and the expected rates of return were as follows:
Equities	7.50%	$5,542	6.70%	$3,774
Gilts	4.50%	1,249	3.70%	1,951
Corporate Bonds	5.70%	1,187	6.50%	1,501
Other (cash)	4.20%	254	2.00%	318

Total market value of assets		$8,232		$7,544

In addition, during 2003 six members who are still employed by the Company in the U.K. transferred from a defined benefit plan into a defined contribution plan. These employees have a contractual agreement with the Company that provides a “no worse than final salary pension” guarantee in the event that they are employed by the Company until retirement, whereby the Company guarantees to top-up their defined contribution pension to the level of pension that they would have been entitled to receive had they remained in the defined benefit scheme. The pension liability recorded with respect to these individuals was $3.4 million and $2.9 million at December 31, 2010 and 2009, respectively, representing the entire unfunded projected obligation.

European Plans

Certain contributory defined benefit pension plans exist in several European countries, most notably Germany, which are closed to new entrants. Benefits are generally based on length of service and compensation defined in the related agreements. Included in the projected obligation amounts of $66.3 million and $57.0 million at December 31, 2010 and 2009, respectively, in the table below, are total unfunded projected obligations in relation to the European defined benefit schemes of $16.0 million and $14.3 million, respectively.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

21. Retirement Plans (Continued)

Defined benefit plans (Continued)

As a part of the purchase of GAPS, the Company acquired certain defined benefit pension liabilities. The related balances are not included in the tables below as the liabilities are insured under an annuity type contract.

The status of the above mentioned plans at December 31, 2010 and 2009 is as follows:

(U.S. dollars in thousands)	2010	2009
Change in projected benefit obligation:
Projected benefit obligation – beginning of year	$56,998	$54,134
Service cost (1).	737	977
Interest cost	3,021	2,980
Actuarial (gain) / loss.	8,197	(1,210)
Benefits and expenses paid	(1,419)	(1,359)
Foreign currency losses / (gains).	(1,207)	1,476

Projected benefit obligation – end of year.	$66,327	$56,998

(1)	Service costs include cost of living adjustments on curtailed plans.

	2010	2009
Change in plan assets:
Fair value of plan assets – beginning of year	$29,548	$20,917
Actual return on plan assets	3,138	4,928
Employer contributions	1,295	5,600
Benefits and expenses paid	(995)	(994)
Foreign currency gains (losses).	(249)	803
Actuarial (losses) / gains	557	(1,706)
Other transfers to defined contribution plan	–	–

Fair value of plan assets – end of year	$33,294	$29,548

Funded status – end of year	$(33,033)	$(27,450)

Accrued pension liability	$33,033	$32,250

The components of the net benefit cost for the years ended December 31, 2010 and 2009 are as follows:

(U.S. dollars in thousands)	2010	2009
Components of net benefit cost:
Service cost	$736	$977
Interest cost	3,021	2,980
Expected return on plan assets	(1,985)	(1,610)
Amortization of net actuarial loss.	198	131

Net benefit cost	$1,970	$2,478

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

22. Accumulated Other Comprehensive Income (Loss)

The related tax effects allocated to each component of the change in accumulated other comprehensive income (loss) were as follows:

(U.S. dollars in thousands)	Before Tax Amount	Tax (Benefit) Expense	Net of Tax Amount
Year Ended December 31, 2010:
Unrealized gains on investments:
Unrealized gains arising during year.	$885,910	$(46,859)	$932,769
Less reclassification for (losses) realized in income	(270,803)	(5,369)	(265,434)

Net unrealized gains on investments	1,156,713	(41,490)	1,198,203
Change in value of cash flow hedge	439	–	439
Change in net unrealized gain on future policy benefit reserves	(3,714)	–	(3,714)
Change in underfunded pension liability.	(2,619)	–	(2,619)
Foreign currency translation adjustments	47,265	(3,688)	50,953

Change in accumulated other comprehensive income	$1,198,084	$(45,178)	$1,243,262

Year Ended December 31, 2009:
Unrealized gains on investments:
Unrealized gains arising during year.	$1,246,562	$119,675	$1,126,887
Less reclassification for (losses) realized in income	(921,437)	(10,317)	(911,120)

Net unrealized gains on investments	2,167,999	129,992	2,038,007
Change in value of cash flow hedge	438	–	438
Change in net unrealized gain on future policy benefit reserves	6,554	–	6,554
Change in underfunded pension liability.	(3,427)	–	(3,427)
Foreign currency translation adjustments	169,261	(11,627)	180,888

Change in accumulated other comprehensive income	$2,340,825	$118,365	$2,222,460

Year Ended December 31, 2008:
Unrealized (losses) on investments:
Unrealized (losses) arising during year	$(3,930,299)	$(87,957)	$(3,842,342)
Less reclassification for (losses) realized in income	(962,054)	(12,772)	(949,282)

Net unrealized (losses) on investments	(2,968,245)	(75,185)	(2,893,060)
Change in value of cash flow hedge	439	–	439
Change in net unrealized gain on future policy benefit reserves	(6,998)	–	(6,998)
Change in underfunded pension liability.	(2,124)	–	(2,124)
Foreign currency translation adjustments	(454,544)	17,799	(472,343)

Change in accumulated other comprehensive income (loss).	$(3,431,472)	$(57,386)	$(3,374,086)

The December 31 balance of each component of accumulated other comprehensive income (loss) for 2010, 2009 and 2008 are as follows:

Year Ended December 31 (U.S. dollars in thousands)	2010	2009	2008
Accumulated unrealized gains (losses) on investments, net of tax	$238,751	$(834,546)	$(3,225,566)
OTTI losses recognized in other comprehensive income, net of tax	(228,107)	(353,013)	–
Accumulated foreign currency translation	104,254	53,301	(127,587)
Accumulated underfunded pension liability	(14,899)	(8,566)	(11,693)
Accumulated cash flow hedge	796	357	(81)

Total	$100,795	$(1,142,467)	$(3,364,927)

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

23. Dividends

In February 2009, the Board of Directors approved a reduction in the quarterly dividend payable on the Company’s ordinary shares to $0.10 per ordinary share beginning with the quarterly dividend payable in March 2009. In 2010, four quarterly dividends of $0.10 per share were paid to all ordinary shareholders of record as of March 15, June 15, September 15 and December 15. In 2009, four quarterly dividends of $0.10 per share were paid to all ordinary shareholders of record as of March 13, June 15, September 15 and December 15. In 2008, two quarterly dividends of $0.38 per share were paid to all ordinary shareholders of record as of March 14 and June 13 and two quarterly dividends of $0.19 per share were paid to all ordinary shareholders on record as of September 12 and December 2009.

In 2010, the Company paid dividends of $69.9 million and $7.9 million to Series E and Series C preference shareholders, respectively. In 2009, the Company paid dividends of $65.0 million and $23.2 million to Series E and Series C preference shareholders, respectively. In 2008, the Company paid dividends of $65.0 million to Series E Preference shareholders.

24. Taxation

Following completion of the redomestication transaction, with effect from July 1, 2010, the Company is subject to income and capital gains tax in Ireland under applicable Irish law. Prior to July 1, 2010, the Company was resident for tax purposes in the Cayman Islands and in accordance with Cayman law, was not subject to any taxes in the Cayman Islands on either income or capital gains.

The Company’s Bermuda subsidiaries are not subject to any income, withholding or capital gains taxes under current Bermuda law. In the event that there is a change such that these taxes are imposed, the Bermuda subsidiaries would be exempted from any such tax until March 2016 pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966, and Amended Act of 1987.

The Company’s Indian subsidiary is not subject to certain income and capital gains taxes under current Indian law until March 31, 2011 pursuant to the Income Tax Act 1961. The subsidiary is subject to a Minimum Alternative Tax as of April 1, 2007.

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

Deferred income taxes have not been accrued with respect to certain undistributed earnings of foreign subsidiaries. If the earnings were to be distributed, as dividends or otherwise, such amounts may be subject to withholding taxation in the state of the paying entity. During 2010, the Company revised its capital strategy such that it is no longer able to positively assert that all earnings arising in the U.S. will be permanently reinvested in that jurisdiction and accordingly, a provision for withholding taxes arising in respect of U.S. earnings has been made. No withholding taxes are accrued with respect to the earnings of the Company’s subsidiaries arising outside the U.S. as it is the intention that all such earnings will remain reinvested indefinitely.

The Company adopted the provisions of the final authoritative guidance on accounting for uncertainty in income taxes, on January 1, 2007. The Company did not recognize any liabilities for unrecognized tax benefits as a result of its implementation and has not recognized any liabilities in subsequent accounting periods.

The Company has open examinations by tax authorities in Ireland, the U.K., the U.S. and France. The years under review are 2006 to 2009, 2007 and 2008, 2006 to 2009, and 2008 and 2009, respectively. The

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

24. Taxation (Continued)

Company believes that these examinations will be concluded within the next 24 months; however, it is not currently possible to estimate the outcome of these examinations.

The Company has open tax years, that are potentially subject to examinations by local tax authorities, in the following major tax jurisdictions, the U.S. 2010, the U.K. 2009 to 2010, Switzerland 2007 to 2010; Ireland 2005 to 2010, Germany 2006 to 2010 and France 2007 to 2010.

The Company’s policy is to recognize any interest accrued related to unrecognized tax benefits as a component of interest expense and penalties in the tax charge. At December 31, 2010 and 2009, the Company has no accrued liabilities relating to interest and penalties.

The income tax provisions for the years ended December 31, 2010, 2009 and 2008 are as follows:

Year Ended December 31 (U.S. dollars in thousands)	2010	2009	2008
Current expense:
U.S	$40,413	$29,112	$118,411
Non U.S	35,113	90,079	71,343

Total current expense	$75,526	$119,191	$189,754

Deferred expense (benefit):
U.S	$18,225	$(4,604)	$(8,534)
Non U.S	68,986	5,720	41,358

Total deferred expense (benefit)	$87,211	$1,116	$32,824

Total Tax Expense	$162,737	$120,307	$222,578

The weighted average expected tax provision has been calculated using the pre-tax accounting income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The applicable statutory tax rates of the most significant jurisdictions contributing to the overall taxation of the Company are, Ireland 12.5% and 25%, Bermuda 0%, the U.S. 35%, the U.K. 28%, Switzerland 7.83% and 21.2%, Germany 15%, and France 34.43%. Reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the years ended December 31, 2010, 2009 and 2008 is provided below:

(U.S. dollars in thousands)	2010	2009	2008
Expected tax provision at weighted average rate	$80,225	$129,136	$6,835
Permanent differences:
Non-taxable investment income	(10,176)	(5,715)	(3,568)
Non-taxable income	3,838	(91,968)	(15,095)
Prior year adjustments	16,594	(15,360)	(13,317)
State, local and foreign taxes	44,122	59,835	54,622
Valuation allowance	1,346	11,439	192,703
Allocated investment income	12,386	20,045	(20,597)
Stock options	3,323	6,222	3,401
Non-deductible expenses	11,079	6,673	17,594

Total tax expense	$162,737	$120,307	$222,578

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2010 and 2009 were as follows:

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

24. Taxation (Continued)

(U.S. dollars in thousands)	2010	2009
Deferred Tax Asset:
Net unpaid loss reserve discount	$105,313	$102,656
Net unearned premiums	57,289	45,786
Compensation liabilities	42,347	48,904
Net operating losses	282,202	314,026
Investment adjustments	8,941	18,300
Pension	6,290	6,356
Bad debt reserve	10,502	1,483
Guarantee fund recoupment	–	4,346
Untaxed Lloyd’s result	–	12,772
Net unrealized depreciation on investments	6,004	18,972
Stock options	15,052	16,270
Depreciation	7,131	16,680
Net unrealized capital losses	–	32,289
Net realized capital losses	117,358	86,440
Deferred intercompany capital losses	142,300	168,700
Other	9,527	23,328

Deferred tax asset, gross of valuation allowance	$810,256	$917,308
Valuation allowance	514,467	517,582

Deferred tax asset, net of valuation allowance	$295,789	$399,726

Deferred Tax Liability:
Net unrealized appreciation on investments	52,972	51,764
Unremitted earnings	–	1,015
Deferred acquisition costs	19,601	14,651
Currency translation adjustments	11,115	9,407
Deferred gain on investments	–	1,613
Regulatory reserves	149,650	127,186
Untaxed Lloyd’s result	16,028	–
Other	8,565	222

Deferred tax liability	$257,931	$205,858

Net Deferred Tax Asset	$37,858	$193,868

The valuation allowance at December 31, 2010 and December 31, 2009 of $514.5 million and $517.6 million, respectively, related primarily to net operating loss carry forwards in Switzerland and net unrealized capital losses and realized capital loss carry forwards in the U.S. that may not be realized within a reasonable period. As of December 31, 2010, the Company had realized capital loss carry forwards of approximately $745.7 million in the U.S. ($261.0 million tax effected), against which a valuation allowance of approximately $261.0 million had been established. Included within the capitalized realized losses are $406.6 million of losses arising from the sale of investments to a group company ($142.3 million tax effected), against which a valuation allowance of $142.3 million has been established. These losses cannot be utilized to offset any future U.S. realized capital gains until the underlying assets have been sold to unrelated parties. Management believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized.

As of December 31, 2010, net operating loss carry forwards in the U.K. were approximately $152.4 million and have no expiration. As of December 31, 2010, net operating loss carry forwards in Switzerland were approximately $1.1 billion and will expire in future years through 2017.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

24. Taxation (Continued)

Management has reviewed historical taxable income and future taxable income projections for its U.K. group and has determined that in its judgment, the net operating losses will more likely than not be realized as reductions of future taxable income within a reasonable period. Specifically with regard to the U.K. group, management has determined that the projected U.K. group taxable income (using U.K. rules for group loss relief) will be sufficient to utilize the net operating losses of approximately $152.4 million. Management will continue to evaluate income generated in future periods by the U.K. group in determining the reasonableness of its position. If management determines that future income generated by the U.K. group is insufficient to cause the realization of the net operating losses within a reasonable period, a valuation allowance would be required for the U.K. portion of the net deferred tax asset, in the amount of $41.5 million.

Shareholders’ equity at December 31, 2010 and 2009 reflected tax benefits of nil and nil, respectively, related to compensation expense deductions for stock options exercised by the Company’s U.S. subsidiaries.

25. Statutory Financial Data

The Company’s ability to pay dividends is subject to certain regulatory restrictions on the payment of dividends by its subsidiaries. The payment of such dividends is limited by applicable laws and statutory requirements of the various countries in which the Company operates, including Bermuda, the U.S., Ireland and the U.K., among others. Statutory capital and surplus for the principal operating subsidiaries of the Company for the years ended December 31, 2010 and 2009 are summarized below. 2010 information is preliminary as many regulatory returns are due later in 2011 for many jurisdictions in which the Company does business, and accordingly, 2010 information summarized below is subject to revision.

(U.S. dollars in thousands)	Bermuda (1)		U.S. (2)		U.K., Europe and Other
	2010	2009	2010	2009	2010	2009
Required statutory capital and surplus	$4,467,354	$4,714,422	$640,834	$641,160	$1,117,833	$1,275,211
Actual statutory capital and surplus (3)	$9,146,745	$8,541,341	$2,273,711	$2,191,298	$3,200,762	$3,091,259

(1)	Required statutory capital and surplus represents 100% BSCR level for principal Bermuda operating subsidiaries.

(2)	Required statutory capital and surplus represents 100% RBC level for principal U.S. operating subsidiaries.

(3)	Statutory assets in Bermuda include investments in other U.S. and international subsidiaries reported separately herein.

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

Bermuda Operations

In early July 2008, the Insurance Amendment Act of 2008 was passed, which introduced a number of changes to the Bermuda Insurance Act 1978, such as allowing the Bermuda Monetary Authority (BMA) to prescribe standards for an enhanced capital requirement and a capital and solvency return that insurers and reinsurers must comply with. The Bermuda Solvency Capital Requirement (BSCR) employs a standard

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

25. Statutory Financial Data (Continued)

Bermuda Operations (Continued)

mathematical model that can relate more accurately the risks taken on by (re)insurers to the capital that is dedicated to their business. Insurers and reinsurers may adopt the BSCR model or, where an insurer or reinsurer believes that its own internal model better reflects the inherent risk of its business, an in-house model approved by the BMA. Class 4 (re)insurers, such as the Company, were required to implement the new capital requirements under the BSCR model beginning with fiscal years ending on or after December 31, 2009. The Company’s capital requirements under the BSCR are highlighted in the table above. In addition to the BSCR based requirements, the BMA also prescribes minimum liquidity standards which must be met.

Under the Insurance Act 1978, amendments thereto and related regulations of Bermuda, the Company’s Bermuda subsidiaries, XL Re Ltd and XL Insurance (Bermuda) Ltd, are prohibited from declaring or paying dividends of more than 25% of each of their prior year’s statutory capital and surplus unless the Company filed with the Bermuda Monetary Authority a signed affidavit by at least two members of the Company’s Board of Directors and the Company’s Principal Representative attesting that a dividend in excess of this amount would not cause the company to fail to meet its relevant margins is required. At December 31, 2010 and 2009, the maximum dividend that the Bermuda operating entities could pay, without a signed affidavit, having met minimum levels of statutory capital and surplus and liquidity requirements, was approximately $1.3 billion and $1.3 billion, respectively.

U.S. Property and Casualty Operations

Unless permitted by the New York Superintendent of Insurance, the Company’s lead property and casualty subsidiary in the United States (“XLRA”) may not pay dividends to shareholders in an aggregate amount in any twelve month period that exceeds the lesser of 10 percent of XLRA’s statutory policyholders’ surplus or 100 percent of its “adjusted net investment income,” as defined. The New York State insurance law also provides that any distribution that is a dividend may only be paid out of statutory earned surplus. At December 31, 2010, and 2009, XLRA had statutory earned surplus of $184.3 million and $126.0 million, respectively. At December 31, 2010, XLRA’s statutory policyholders’ surplus was $2.3 billion, and accordingly, the maximum amount of dividends XLRA can declare and pay in 2011, without prior regulatory approval, is $184.3 million. At December 31, 2010, none of the seven property and casualty subsidiaries of XLRA had a statutory earned deficit, while at December 31, 2009 one had a statutory earned deficit of $3.4 million.

International Operations

The Company’s international subsidiaries prepare statutory financial statements based on local laws and regulations. Some jurisdictions impose complex regulatory requirements on insurance companies while other jurisdictions impose fewer requirements. In some countries, the Company must obtain licenses issued by governmental authorities to conduct local insurance business. These licenses may be subject to reserves and minimum capital and solvency tests. Jurisdictions may impose fines, censure, and/or impose criminal sanctions for violation of regulatory requirements. The majority of the actual statutory capital outside of the U.S. and Bermuda is held in Ireland ($1.6 billion at December 31, 2010) and the U.K. ($1.1 billion at December 31, 2010). Dividends from the U.K. and Ireland are limited to the equivalent of retained earnings. As a part of the restructuring that established XL Re (Europe), the Company is required to notify the regulator in order to reduce capital levels below $1.5 billion in Ireland.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

26. Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent

The following table sets forth the computation of basic and diluted earnings per share:

Year Ended December 31 (U.S. dollars in thousands, except per share amounts)	2010	2009	2008 (1)
Basic earnings per ordinary share and ordinary share equivalents:
Net income attributable to XL Group plc	643,377	74,991	(2,553,813)
Less: preference share dividends	(74,521)	(80,200)	(78,645)
Plus: gain on redemption of the Redeemable Series C Preference Ordinary shares	16,616	211,816	–

Net income (loss) attributable to ordinary shareholders	585,472	206,607	(2,632,458)

Weighted average ordinary shares outstanding	336,283	340,612	240,657
Basic earnings per ordinary share & ordinary share equivalents outstanding	1.74	0.61	(10.94)
Diluted earnings per ordinary share and ordinary share equivalents:
Weighted average ordinary shares outstanding – basic	336,283	340,612	240,657
Impact of share based compensation and certain conversion features	1,426	354	–
Weighted average ordinary shares outstanding – diluted	337,709	340,966	240,657
Diluted earnings per ordinary share & ordinary share equivalents outstanding	1.73	0.61	(10.94)
Dividends per ordinary share	0.40	0.40	1.14

(1)	Basic and diluted earnings per ordinary share were adjusted for 2008 as noted below.

For the years ended December 31, 2010 and 2009, potential ordinary shares issued under share based compensation plans of 12.8 million and 12.3 million, respectively, were not included in the calculation of diluted earnings per share because the assumed exercise or issuance of such shares would be anti-dilutive.

In addition, for the years ended December 31, 2010 and 2009, ordinary shares to be potentially issued under the purchase contracts associated with the 10.75% Equity Security Units (the “10.75% Units”) of nil and 35.9 million, respectively, were not included in the calculation of diluted earnings per share because the assumed issuance of such shares would be anti-dilutive. For further information on the 10.75% Units see Note 15, “Notes Payable and Debt Financing Arrangements.”

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

The impact of the adoption of the FASB’s authoritative guidance on the earnings per share for the year ended December 31, 2008 was as follows:

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

26. Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent (Continued)

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

27. Related Party Transactions

For detailed information regarding the Company’s transactions with Syncora see Note 4, “Syncora Holdings Ltd.”

At December 31, 2010, the Company owned minority stakes in seven independent investment management companies (“Investment Manager Affiliates”). At December 31, 2009 and 2008, the Company owned minority stakes in nine independent investment management companies. The Company sought to develop relationships with specialty investment management organizations, generally acquiring an equity interest in the business. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates and through these funds and partnerships pay management and performance fees to the Company’s Investment Manager Affiliates.

In the normal course of business, the Company enters into certain quota share reinsurance contracts with a subsidiary of one of its other strategic affiliates, ARX Holding Corporation. During the year ended December 31, 2010, these contracts resulted in reported net premiums written of $71.1 million, net losses incurred of $33.1 million and reported acquisition costs of $32.8 million. During the year ended December 31, 2009, these contracts resulted in reported net premiums written of $44.1 million, net losses incurred of $20.1 million and reported acquisition costs of $19.1 million. During the year ended December 31, 2008, these contracts resulted in reported net premiums written of $60.1 million, net reported claims of $31.5 million and reported acquisition costs of $37.2 million. Management believes that these transactions are conducted at market rates consistent with negotiated arms-length contracts.

In addition, the Company had entered into a reinsurance contract with another strategic affiliate, ITAU. The reinsurance contract resulted in reported net premiums of approximately $3.1 million, loss reserves of $1.2 million, and reported acquisition costs of $1.4 million during the year ended December 31, 2009, while in 2008, the same reinsurance contract resulted in reported net premiums of approximately $3.2 million, loss reserves of nil million, and reported acquisition costs of $0.2 million during the year ended December 31, 2008.

In the normal course of business, the Company enters into cost sharing and service level agreement transactions with certain other strategic affiliates, which management believes to be conducted consistent with arms-length rates. Such transactions, individually and in the aggregate, are not material to the Company’s financial condition, results of operations and cash flows.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

28. Unaudited Quarterly Financial Data

The following is a summary of the unaudited quarterly financial data for 2010 and 2009:

(U.S. dollars in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Net premiums earned – property and casualty operations	$1,263,601	$1,216,313	$1,268,741	$1,282,482
Net premiums earned – life operations	104,884	86,448	96,586	95,006
Underwriting profit (loss) – property and casualty operations	(6,610)	94,673	64,666	109,765
Net income (loss) attributable to ordinary shareholders	127,996	191,811	77,543	188,122
Net income (loss) per ordinary share and ordinary share equivalent – basic	$0.37	$0.56	$0.23	$0.58
Net income (loss) per ordinary share and ordinary share equivalent – diluted	$0.37	$0.56	$0.23	$0.57
2009
Net premiums earned – property and casualty operations	$1,321,687	$1,281,749	$1,293,879	$1,254,424
Net premiums earned – life operations	129,834	147,951	151,840	125,476
Underwriting profit – property and casualty operations	103,852	89,439	88,279	45,736
Net income (loss) attributable to ordinary shareholders	178,379	79,949	(11,402)	(40,319)
Net income (loss) per ordinary share and ordinary share equivalent – basic	$0.53	$0.23	$(0.03)	$(0.12)
Net income (loss) per ordinary share and ordinary share equivalent – diluted	$0.53	$0.23	$(0.03)	$(0.12)

During the third and fourth quarter of 2009 the Company recorded significant levels of other than temporary impairments on portfolio investments.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in accountants within the twenty-four months ending December 31, 2010.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective to provide reasonable assurance that all material information relating to the Company required to be filed in this report has been made known to them in a timely fashion.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (the “Framework”). Based on its assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on the Framework criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15, “Exhibits, Financial Statement Schedules.”

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

Certain of the information required by this item relating to the executive officers of the Company may be found at the end of Part I under the heading “Executive Officers of the Company.” The balance of the information required by this item is omitted because a definitive proxy statement that involves the election of directors will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, and the information required by this item is incorporated by reference from that proxy statement.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements, Financial Statement Schedules and Exhibits.

Page
Report of Independent Registered Public Accounting Firm	244

1. Financial Statements

Included in Part II, Item 8 of this report.

2. Financial Statement Schedules

Included in Part IV of this report:

3. Exhibits

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit	Description
3.1	Memorandum and Articles of Association of XL Group plc, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K12B (No. 1-10804) filed on July 1, 2010.
3.2	Certification of Incorporation of XL Group plc, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K12B (No. 1-10804) filed on July 1, 2010.
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

4.5

Excerpts from the Minutes of a Meeting of a Committee of the Board of Directors pursuant to Article 75 of XL Capital Ltd’s Articles of Association held on March 15, 2007, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on March 15, 2007.

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

4.13

Fourth Supplemental Indenture, dated May 7, 2007, to the Indenture, dated as of June 2, 2004, between XL Capital Ltd, and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on May 7, 2007.

4.14	Form of 5.25% Senior Note due 2011 (included in Exhibit 4.12 hereto), incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on December 12, 2005.
4.15	Form of 6.25% Senior Note due 2027 (included in Exhibit 4.13 hereto), incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on May 7, 2007.
4.16

Fifth Supplemental Indenture, dated August 5, 2008, to the Indenture, dated as of June 2, 2004, between XL Capital Ltd and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 6, 2008.

4.17

Purchase Contract Agreement, dated August 5, 2008, between XL Capital Ltd and The Bank of New York Mellon, as Purchase Contract Agent, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 6, 2008.

4.18

Pledge Agreement, dated August 5, 2008, by and among XL Capital Ltd and The Bank of New York Mellon, as Collateral Agent, Custodial Agent, Securities Intermediary and Purchase Contract Agent, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 6, 2008.

4.19

Registration Rights Agreement dated as of August 5, 2008, by and among XL Capital Ltd, Syncora Guarantee Re Ltd. and Syncora Guarantee Inc., incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 6, 2008.

4.20	Form of Normal Units Certificate (included in Exhibit 4.17 hereto), incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 6, 2008.
4.21	Form of Stripped Units Certificate (included in Exhibit 4.17 hereto), incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 6, 2008.
4.22	Form of 8.25% Senior Note due 2021 (included in Exhibit 4.16 hereto), incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 6, 2008.
4.23

Sixth Supplemental Indenture, dated as of June 30, 2010, to the Indenture, dated as of June 2, 2004, and the Fifth Supplemental Indenture, dated as of August 5, 2008, between XL Capital Ltd, XL Group plc, as guarantor and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K12B (No. 1-10804) filed on July 1, 2010.

Exhibit	Description
4.24

First Amendment, dated as of June 30, 2010, to the Pledge Agreement, dated August 5, 2008, by and among XL Capital Ltd, XL Company Switzerland GmbH and The Bank of New York Mellon, as Collateral Agent Custodial Agent and Securities Intermediary and Purchase Contract Agent, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K12B (No. 1-10804) filed on July 1, 2010,

4.25

First Amendment, dated as of June 30, 2010, to the Purchase Contract Agreement, dated August 5, 2008, between the Registrant, XL Capital Ltd, XL Company Switzerland and The Bank of New York Mellon, as Purchase Contract Agent, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K12B (No. 1-10804) filed on July 1, 2010.

4.26

Supplemental Indenture, dated as of June 30, 2010, to the Indenture, dated as of January 10, 2002, among XL Capital Finance (Europe) plc, XL Capital Ltd, XL Company Switzerland GmbH and State Street Bank and Trust Company, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K12B (No. 1-10804) filed on July 1, 2010.

4.27	Form of XL Group plc Ordinary Share Certificate, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K12B (No. 1-10804) filed on July 1, 2010.
10.1+

1991 Performance Incentive Plan (as amended and restated effective March 7, 2003), incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A (No. 1-10804) filed on April 4, 2003.

10.2+

1991 Performance Incentive Program (as amended and restated effective April 29, 2005), incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A (No. 1-10804) filed on March 24, 2005.

10.3+

1991 Performance Incentive Program (as amended and restated effective February 27, 2009), incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A (No. 1-10804) filed on March 9, 2009.

10.4+

1991 Performance Incentive Program (as amended and restated effective April 30, 2010), incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2010.

10.5+	Amended and Restated Directors Stock & Option Plan, incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A (No. 1-10804) filed on April 4, 2003.
10.6+

Amended and Restated Directors Stock & Option Plan, effective as of January 1, 2009, incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A (No. 1-10804) filed on March 9, 2009.

10.7+

Amended and Restated Directors Stock & Option Plan, effective as of April 30, 2010, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2010.

10.8+

Employment Agreement, dated as of September 29, 2006, between XL Capital Ltd and Sarah E. Street, incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2006 (No. 1-10804).

10.9+

Form of Non-Statutory Stock Option Agreement (One-Time Vesting), incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).

10.10+

Form of Non-Statutory Stock Option Agreement (Incremental Vesting), incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 (No. 1-10804)

10.11+

Form of Non-Statutory Stock Option Agreement (Incremental Vesting), incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).

10.12+	Form of Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).

Exhibit	Description
10.13+	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
10.14+	Form of Non-Statutory Stock Option Agreement (Renewal Form), incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
10.15+

Form of Non-Statutory Stock Option Agreement (Non-Employee Director Renewal Form), incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).

10.16+	Form of Directors Restricted Stock Agreement, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
10.17+	Form of Performance Restricted Stock Agreement, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
10.18+	Form of Performance Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
10.19+	Form of Performance Unit Agreement, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 (No. 1-10804).
10.20+	Form of Performance Unit Agreement, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 (No. 1-10804).
10.21+	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
10.22+	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 (No. 1-10804).
10.23+

Form of Restricted Stock Unit Agreement (for U.S. taxpayers based in Bermuda), incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 (No. 1-10804).

10.24+	Form of Director Stock Option Agreement, incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
10.25

Insurance Letters of Credit – Master Agreement between XL Mid Ocean Reinsurance Ltd and Citibank, N.A., dated May 19, 1993, incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Registration Statement on Form S-1 of Mid Ocean Limited (No. 333-63298) filed on June 25, 1993.

10.26

Second Amended and Restated Agreement for the Sale and Purchase of Winterthur International, dated as of February 15, 2001, between Winterthur Swiss Insurance Company and XL Insurance (Bermuda) Ltd (formerly XL Insurance Ltd), incorporated by reference to Exhibit 99(a) to the Company’s Current Report on Form 8-K (No. 1-10804) filed August 9, 2001.

10.27

Amendment Agreement, dated July 19, 2002, between Winterthur Swiss Insurance Company and XL Insurance (Bermuda) Ltd, incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (No. 1-10804).

10.28

Pledge Agreement, dated as of December 18, 2001, made by XL Investments Ltd, XL Re Ltd, XL Insurance (Bermuda) Ltd and XL Europe Ltd, as Grantors, in favor of Citibank, N.A., as Bank, incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (No. 1-10804).

10.29

Amendment No. 1, dated as of June 24, 2002, to the Pledge Agreement, dated December 18, 2001, made by XL Investments Ltd, XL Re Ltd, XL Insurance (Bermuda) Ltd, and XL Europe Ltd, as Grantors, in favor of Citibank, N.A., as Bank, incorporated by reference to Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 (No. 1-10804).

Exhibit	Description
10.30

Subscription Agreement, dated as of December 5, 2006, among XL Capital Ltd, Stoneheath Re and Goldman Sachs International, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on December 11, 2006.

10.31

Excess of Loss Reinsurance Agreement, dated as of December 12, 2006, by and among XL Insurance (Bermuda) Ltd, XL Insurance Switzerland, XL Europe Limited, XL Insurance Company Limited, XL Re Latin America Ltd, XL Insurance Argentina S.A. Compania de Seguros, XL Insurance Company Ltd, XL Re Ltd, XL Re Europe Limited, Vitodurum Reinsurance Company, Underwriting Members of Lloyd’s Syndicate #1209 and Stoneheath Re, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on December 12, 2006.

10.32

Securities Insurance Agreement, dated as of December 12, 2006 between XL Capital Ltd and Stoneheath Re, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on December 12, 2006.

10.33

Trust Agreement, dated as of December 12, 2006 among The Asset Swap Counterparty, The Ceding Insurers and XL Capital Ltd as Beneficiaries and Stoneheath Re, as Guarantor and Beneficiary and The Bank of New York, as Trustee, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on December 12, 2006.

10.34	Replacement Capital Covenant, dated March 15, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on March 15, 2007.
10.35

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

10.37

Credit Agreement, dated as of June 21, 2007, between XL Capital Ltd, X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on June 25, 2007.

10.38

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

10.39

Operational Transformation Services Agreement dated May 6, 2008, between Accenture LLP and XL Global Services, Inc. incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 (No. 1-10804).

10.40+

Employment Agreement, dated as of March 14, 2008 by and between XL Capital Ltd and Michael S. McGavick, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2008 (No. 1-10804).

10.41+

Employment Agreement, dated as of January 25, 2008, by and between XL Capital Ltd and David B. Duclos, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (No. 1-10804).

10.42+

Amendment to Employment Agreement, dated as of December 19, 2008, by and between XL Capital Ltd and David B. Duclos (amended in response to Internal Revenue Code Section 457A), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (No. 1-10804).

Exhibit	Description
10.43

Consulting Agreement, dated as of April 24, 2009, between XL Capital Ltd and Brian O’Hara, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (No. 1-10804).

10.44+

2008 Form of Employment Agreement between XL Capital Ltd and certain Executive Officers, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (No. 1-10804).

10.45+

2008 Form of Amendment to Employment Agreement between XL Capital Ltd and certain Executive Officers (amended in response to Internal Revenue Code Section 457A), incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (No. 1- 10804).

10.46+

2009 Form of Employment Agreement between XL Capital Ltd and certain Executive Officers, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (No. 1-10804).

10.47+

Amended Employment Agreement, dated as of April 25, 2008, by and between XL Capital Ltd, X.L. Global Services, Inc. and James H. Veghte (amended in response to Internal Revenue Code Section 409A), incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (No. 1-10804).

10.48+

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

10.51+

Agreement and Release between XL Capital Ltd and Brian W. Nocco, dated as of November 3, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 (No. 1-10804).

10.52+

Amendment to Employment Agreement, dated as of December 16, 2009, by and between XL Capital Ltd and Sarah E. Street, incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (No. 1-10804).

10.53+

Form of Letter Agreement, dated December 15, 2009, relating to Employment Agreements between XL Capital Ltd and certain Executive Officers, incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (No. 1-10804).

10.54

Insurance Letters of Credit–Master Agreement, dated November 11, 2009, between XL Insurance (Bermuda) Ltd and Citibank Europe plc, incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (No. 1-10804).

10.55

Pledge Agreement, dated November 11, 2009, between XL Re Ltd and XL Insurance (Bermuda) Ltd, as Pledgors, and Citibank Europe plc, as Pledgee, incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (No. 1-10804).

10.56

Amendment No. 1, dated November 23, 2009, to Pledge Agreement dated November 11, 2009 between XL Re Ltd and XL Insurance (Bermuda) Ltd, as Pledgors, and Citibank Europe plc, as Pledgee, incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (No. 1-10804).

Exhibit	Description
10.57

Amendment No. 2, dated December 23, 2009, to Pledge Agreement dated November 11, 2009 between XL Re Ltd and XL Insurance (Bermuda) Ltd, as Pledgors, and Citibank Europe plc, as Pledgee, incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (No. 1-10804).

10.58+

Form of Indemnification Agreement, dated July 1, 2010, by and between XL Capital Ltd and certain directors and executive officers of the Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K12B filed on July 1, 201 (No. 1-10804).

10.59+	Deed Poll Indemnity, dated July 1, 2010, by XL Capital Ltd, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K12B filed on July 1, 2010 (No. 1-10804).
10.60+

Employment Agreement, dated as of May 6, 2010, between XL Capital Ltd and Irene M. Esteves, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2010 (No. 1-10804).

10.61+

Supplemental Deferred Compensation Plan, amended and restated effective as of January 1, 2007, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 (No. 1-10804).

10.62+

2009 Cash Long Term Program, amended and restated as of April 30, 2010, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 (No. 1-10804).

10.63*	Aircraft Time Sharing Agreement, dated February 22, 2011, between Michael S. McGavick and X.L. America, Inc.
12*	Statements regarding computation of ratios.
21*	List of subsidiaries of the Registrant.
23*	Consent of PricewaterhouseCoopers LLP.
31*	Rule 13a-14(a)/15d-14(a) Certifications.
32*	Section 1350 Certifications.

*	Filed herewith

+	Management contract or compensatory plan or arrangement

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of XL Group plc:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (1), present fairly, in all material respects, the financial position of XL Group plc and its subsidiaries at December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 25, 2011

XL GROUP PLC

SCHEDULE I
CONSOLIDATED SUMMARY OF INVESTMENTS – OTHER THAN
INVESTMENTS IN RELATED PARTIES

As December 31, 2010

Type of Investment (U.S. dollars in thousands)	Cost or Amortized Cost (1)	Fair Value	Amount Presented in the Balance Sheet
Fixed Maturities:
Bonds and notes:
U.S. Government and Government-Related/Supported	$2,052,551	$2,127,491	$2,127,491
Corporate	10,352,806	10,360,883	10,360,883
Residential mortgage-backed securities – Agency	5,020,469	5,164,746	5,164,746
Residential mortgage-backed securities – Non-Agency	1,256,741	1,021,088	1,021,088
Commercial mortgage-backed securities	1,135,075	1,172,507	1,172,507
Collateralized debt obligations	920,080	733,663	733,663
Other asset-backed securities – Government	964,129	948,831	948,831
U.S. States and political subdivisions of the States	1,370,378	1,351,677	1,351,677
Non-U.S. Sovereign Government, Supranational and Government-Related	2,642,657	2,663,293	2,663,293

Total fixed maturities (1)	$25,714,886	$25,544,179	$25,544,179

Equity Securities	$56,737	$84,767	$84,767

Short-term investments (1)	$2,058,447	$2,048,607	$2,048,607

Fixed maturities, held to maturity (1)	$2,728,335	$2,742,626	$2,728,335

Other investments	$839,077	$941,561	$951,723

Total investments other than investments in related parties	$31,397,482	$31,361,740	$31,357,611

(1)	Investments in fixed maturities, short-term investments and held to maturity are shown at amortized cost.

XL GROUP PLC

SCHEDULE I
CONSOLIDATED SUMMARY OF INVESTMENTS – OTHER THAN
INVESTMENTS IN RELATED PARTIES (CONTINUED)

As December 31, 2009

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

XL GROUP PLC

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS – PARENT COMPANY ONLY

As at December 31, 2010 and 2009

(U.S. dollars in thousands)	XL Group plc 2010	XL Group Ltd 2009
Assets
Investments available for sale:
Fixed maturities at fair value (amortized cost: 2009, $1,292,670)	$–	$1,296,865
Equity securities at fair value (cost: 2009, $238)	–	2,400
Short-term investments at fair value (amortized cost: 2009, $338,589)	–	339,927

Total investments available for sale	–	1,639,192
Cash and cash equivalents	2,816	600,993
Investments in subsidiaries on an equity basis	9,750,149	10,125,323
Investment in affiliates	–	281
Investments in limited partnerships	–	5,289
Fixed assets	–	102
Other assets	901	63,492

Total assets	$9,753,866	$12,434,672

Liabilities
Amount due to subsidiaries (1)	$125,052	$861,654
Notes payable and debt	–	1,852,067
Dividends payable	–	5,573
Accounts payable and accrued liabilities	1,857	102,593

Total liabilities	$126,909	$2,821,887

Commitments and Contingencies
Redeemable Series C preference ordinary shares, 20,000,000 authorized, par value $0.01 Issued and outstanding: (2010, nil; 2009, 7,306,920)	$–	$182,673
Shareholders’ Equity:
Series E preference ordinary shares, 1,000,000 authorized, par value $0.01 Issued and outstanding: (2009, 1,000,000)	–	10
Ordinary shares, 999,990,000 authorized, par value $0.01 Issued and outstanding: (2010, 316,396,289 ; 2009, 342,118,986)	3,165	3,421
Additional paid in capital	9,009,220	10,474,688
Accumulated other comprehensive Income (loss)	100,795	(1,142,467)
Retained earnings (deficit)	513,777	94,460

Total shareholders’ equity	$9,626,957	$9,430,112

Total liabilities, redeemable preference ordinary shares, and shareholders’ equity	$9,753,866	$12,434,672

(1)	Included in amounts due to subsidiaries are nil and $0.7 billion at December 31, 2010 and 2009, respectively, in amounts due as a result of the Company’s internal cash sweeping arrangements.

(2)

Pursuant to the Redomestication on July 1, 2010, XL Group Ltd became a wholly owned subsidiary of XL Group plc, and as such, certain of the above financial data with respect to periods prior to the Redomestication are not comparable for periods subsequent to the Redomestication.

XL GROUP PLC

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
STATEMENT OF INCOME AND COMPREHENSIVE INCOME – PARENT COMPANY ONLY

For the Years Ended December 31, 2010, 2009 and 2008

(U.S. dollars in thousands)	XL Group plc	XL Group Ltd
	July 1 to December 31, 2010	January 1 to June 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Net investment income	$–	$44,636	$20,245	$9,526
Realized investment gains (losses):
Net realized gains (losses) on investments sold	–	25,177	(5,453)	(124)
Other-than-temporary impairments on investments	–	(11,670)	(8,468)	(6,157)
Other-than-temporary impairments on investments transferred to other comprehensive income	–	4	1,319	–

Total net realized gains (losses) on investments	–	13,511	(12,602)	(6,281)
Net realized and unrealized gains (losses) on derivative instruments	–	(4,087)	(8,830)	(14,039)
Equity in net earnings (losses) of subsidiaries (Dividends were $197,326 and $448,400 in 2010 2,091,474 in 2009 and $90,000 in 2008)	275,629	384,311	310,490	(2,218,851)
Equity in net earnings of affiliates	–	2	1,221	304

Total revenues	$275,629	$438,373	$310,524	$(2,229,341)

Operating expenses	9,930	48,256	107,211	178,684
Foreign exchange (gains) losses	34	1,003	(122)	6,884
Interest expense	–	51,431	122,662	138,904

Total expenses	$9,964	$100,690	$229,751	$324,472

Income (loss) before income tax	265,665	337,683	80,773	(2,553,813)
Provision for income tax	–	(202)	5,782	–

Net income (loss)	$265,665	$337,885	$74,991	$(2,553,813)
Preference share dividends	–	(34,694)	(80,200)	(78,645)
Gain on redemption of Redeemable Series C Preference Ordinary Shares	–	16,616	211,816	–

Net income (loss) attributable to ordinary shareholders	$265,665	$319,807	$206,607	$(2,632,458)

Net income (loss)	$265,665	$337,885	$74,991	$(2,553,813)
Impact of adoption of new authoritative OTTI guidance, net of taxes	–	–	(229,670)	–
Impact of adoption of new authoritative embedded derivative guidance, net of taxes	31,917	–	–	–
Change in net unrealized gains (losses) on investment portfolio, net of tax	161,048	880,332	2,391,020	(2,893,060)
Change in OTTI losses recognized in other comprehensive income, net of tax	93,269	31,637	(123,343)	–
Change in underfunded pension liability	(6,186)	3,567	(3,427)	(2,124)
Change in value of cash flow hedge	219	220	438	439
Change in net unrealized gains (losses) on future policy benefit reserves	–	(3,714)	6,554	(6,998)
Foreign currency translation adjustments	159,261	(108,308)	180,888	(472,343)

Comprehensive income (loss)	$705,193	$1,141,619	$2,297,451	$(5,927,899)

XL GROUP PLC

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
STATEMENT OF CASH FLOWS – PARENT COMPANY ONLY

For the Years Ended December 31, 2010, 2009 and 2008

(U.S. dollars in thousands)	XL Group plc	XL Group Ltd
	July 1 to December 31, 2010	January 1 to June 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Net income (loss)	$265,665	$337,885	$74,991	$(2,553,813)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on investments and derivative instruments	–	(9,423)	21,432	20,320
Equity in (earnings) loss of subsidiaries	(275,629)	(384,311)	(310,490)	2,218,851
Equity in net (income) of affiliates	–	(2)	(1,221)	(304)
Share based compensation	15,705	15,586	32,231	57,617
Amortization of premiums (discounts) on fixed maturities	–	(9,791)	221	(11,184)
Accretion of notes payable and debt	–	341	681	684
Accounts payable and accrued liabilities	–	(24,973)	(57,806)	(29,639)
Amounts due to (from) subsidiaries	125,052	(183,273)	(3,259,462)	1,371,037
Dividends received from subsidiaries	448,400	197,326	2,091,474	90,000
Other	7,914	30,936	17,432	13,911

Total adjustments	321,442	(367,584)	(1,465,508)	3,731,293

Net cash provided by (used in) operating activities	$587,107	$(29,699)	$(1,390,517)	$1,177,480

Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$–	$369,752	$245,629	$336,520
Proceeds from redemption of fixed maturities and short-term investments	–	575,326	2,860,755	982,770
Proceeds from sale of equity securities	–	238	–	–
Purchases of fixed maturities and short term investments	–	(919,840)	(4,475,472)	(1,228,813)
Investment in subsidiaries	–	298,119	1,955,045	(2,865,618)
Investment in affiliates	–	5	1,743	2,092
Investment in limited partnerships	–	95	347	1,894

Net cash provided by (used in) investing activities	$–	$323,695	$588,047	$(2,771,155)

Cash flows provided by (used in) financing activities:
Proceeds from issuance of ordinary shares and exercise of stock options	$1,182	$–	$745,000	$2,231,000
Proceeds from issuance of redeemable Series C preference ordinary shares	–	–	–	500,000
Redemption of redeemable Series C preference ordinary shares	–	(94,157)	(104,718)	–
Dividends paid	(65,350)	(106,471)	(225,008)	(326,373)
Buybacks of ordinary shares	(520,184)	(1,840)	(626)	(4,966)
Proceeds from issuance of debt	–	–	–	557,750
Repayment of debt	–	–	(745,000)	–

Net cash provided by (used in) financing activities	$(584,352)	$(202,468)	$(330,352)	$2,957,411

Net change in cash and cash equivalents	2,755	91,528	(1,132,822)	1,363,736

Cash and cash equivalents – beginning of period	61	600,993	1,733,815	370,079

Cash and cash equivalents – end of period	$2,816	$692,521	$600,993	$1,733,815

XL GROUP PLC

SCHEDULE IV – REINSURANCE

For the Years Ended December 31, 2010, 2009 and 2008

(U.S. dollars in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2010
Life reinsurance in force(1)	$–	$559,674	$100,908,397	$100,348,723	100.6%

Premiums Earned:
Property and casualty operations	$4,535,626	$1,342,017	$1,837,528	$5,031,137	36.5%
Life operations	–	32,226	415,150	382,924	108.4%
Total premiums earned:	$4,535,626	$1,374,243	$2,252,678	$5,414,061	41.6%

2009
Life reinsurance in force(1)	$–	$565,048	$129,797,640	$129,232,592	100.4%

Premiums Earned:
Property and casualty operations	$4,861,073	$1,586,968	$1,877,634	$5,151,739	36.4%
Life operations	–	41,275	596,376	555,101	107.4%

Total premiums earned:	$4,861,073	$1,628,243	$2,474,010	$5,706,840	43.4%

2008
Life reinsurance in force(1)	$–	$1,570,020	$157,671,142	$156,101,122	101.0%

Premiums Earned:
Property and casualty operations	$5,735,348	$1,873,565	$2,128,468	$5,990,251	35.5%
Life operations	–	41,071	690,922	649,851	106.3%

Total premiums earned:	$5,735,348	$1,914,636	$2,819,390	$6,640,102	42.5%

(1)	Represents the sum face value outstanding of in force life reinsurance policies.

XL GROUP PLC

SCHEDULE VI
SUPPLEMENTARY INFORMATION
CONCERNING PROPERTY/CASUALTY (RE)INSURANCE OPERATIONS

For the Years Ended December 31, 2010, 2009 and 2008

(U.S. dollars in thousands)	Deferred Acquisition Costs	Reserves For Losses and Loss Expenses	Reserves for Unearned Premiums	Net Earned Premiums	Net Investment Income	Losses and Loss Expenses incurred related to		Net Paid Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Net Premiums Written
						Current Year	Prior Year
2010(1)	$498,385	$20,531,607	$3,469,934	$5,031,137	$803,358	$3,584,662	$(372,862)	$3,470,509	$739,154	$4,999,588

2009(1)	$486,180	$20,823,524	$3,646,815	$5,151,739	$882,748	$3,453,577	$(284,740)	$3,875,935	$775,869	$4,743,712

2008(1)	$533,179	$21,650,315	$4,185,487	$5,990,251	$1,174,856	$4,573,562	$(610,664)	$3,790,846	$848,180	$5,738,293

(1)	The information presented above includes P&C Operations balances only.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2011

XL Group plc
(Registrant)

/s/ MICHAEL S. MCGAVICK Name: Michael S. McGavick Title: Chief Executive Officer and Director XL Group plc

Date: February 25, 2011

/s/ IRENE M. ESTEVES Name: Irene M. Esteves Title: Chief Financial Officer XL Group plc

POWER OF ATTORNEY

We, the undersigned directors and executive officers of XL Group plc, hereby severally constitute Michael S. McGavick, Irene M. Esteves and Kirstin Romann Gould, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MICHAEL S. MCGAVICK Michael S. McGavick	Chief Executive Officer (Principal Executive Officer) and Director	February 25, 2011
/s/ IRENE M. ESTEVES Irene M. Esteves	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2011
Ramani Ayer	Director
/s/ DALE R. COMEY Dale R. Comey	Director	February 25, 2011
/s/ ROBERT R. GLAUBER Robert R. Glauber	Director and Chairman of the Board of Directors	February 25, 2011
/s/ HERBERT N. HAAG Herbert N. Haag	Director	February 25, 2011
/s/ JOSEPH MAURIELLO Joseph Mauriello	Director	February 25, 2011
/s/ EUGENE M. MCQUADE Eugene M. McQuade	Director	February 25, 2011
/s/ CLAYTON S. ROSE Clayton S. Rose	Director	February 25, 2011
/s/ ELLEN E. THROWER Ellen E. Thrower	Director	February 25, 2011
/s/ SIR JOHN VEREKER Sir John Vereker	Director	February 25, 2011