Form 10-K/A
period 2010-12-31
XL GROUP PLC
filed 2011-03-15
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____
Commission file number 1-10804
XL GROUP
Public Limited Company
(Exact name of registrant as specified in its charter)

Ireland	98-0665416
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 1 Hatch Street Upper, 4th Floor,	+353 (1) 405-2033
Dublin 2, Ireland	(Registrant’s telephone number, including area code)
(Address of principal executive offices and zip code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Name of each exchange
Title of each class	on which registered
Ordinary Shares, Par Value $0.01 per Share	New York Stock Exchange
10.75% Equity Security Units	New York Stock Exchange
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

Documents Incorporated by Reference

          Portions of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 7, 2011 relating to the annual meeting of ordinary shareholders to be held on May 6, 2011 are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

XL Group plc (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) solely to include Exhibit 101 that was excluded from its timely filed Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as provided for under Rule 405 of the Securities and Exchange Commission’s Regulation S-T. Exhibit 101 to the Form 10-K provides the consolidated financial statements, notes to the consolidated financial statements and required schedules formatted in Extensible Business Reporting Language (XBRL).

This Amendment No. 1 makes no other changes to the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 25, 2011. This Amendment No. 1 speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 406-T of Regulation S-T, the interactive data files in Exhibit 101 hereto are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

10.5	+	Amended and Restated Directors Stock & Option Plan, incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A (No. 1-10804) filed on April 4, 2003.
10.6	+

Amended and Restated Directors Stock & Option Plan, effective as of January 1, 2009, incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A (No. 1-10804) filed on March 9, 2009.

10.7	+

Amended and Restated Directors Stock & Option Plan, effective as of April 30, 2010, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2010.

10.8	+

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

10.11	+

Form of Non-Statutory Stock Option Agreement (Incremental Vesting), incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).

10.12	+	Form of Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
10.13	+	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
10.14	+	Form of Non-Statutory Stock Option Agreement (Renewal Form), incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
10.15	+

Form of Non-Statutory Stock Option Agreement (Non-Employee Director Renewal Form), incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).

10.16	+	Form of Directors Restricted Stock Agreement, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
10.17	+	Form of Performance Restricted Stock Agreement, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
10.18	+	Form of Performance Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
10.19	+	Form of Performance Unit Agreement, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 (No. 1-10804).
10.20	+	Form of Performance Unit Agreement, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 (No. 1-10804).
10.21	+	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
10.22	+	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 (No. 1-10804).
10.23	+

Form of Restricted Stock Unit Agreement (for U.S. taxpayers based in Bermuda), incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 (No. 1-10804).

10.24	+	Form of Director Stock Option Agreement, incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
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

10.40	+

Employment Agreement, dated as of March 14, 2008 by and between XL Capital Ltd and Michael S. McGavick, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2008 (No. 1-10804).

10.41	+

Employment Agreement, dated as of January 25, 2008, by and between XL Capital Ltd and David B. Duclos, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (No. 1-10804).

10.42	+

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

10.45	+

2008 Form of Amendment to Employment Agreement between XL Capital Ltd and certain Executive Officers (amended in response to Internal Revenue Code Section 457A), incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (No. 1- 10804).

10.46	+

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

10.52	+

Amendment to Employment Agreement, dated as of December 16, 2009, by and between XL Capital Ltd and Sarah E. Street, incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (No. 1-10804).

10.53	+

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

10.58	+

Form of Indemnification Agreement, dated July 1, 2010, by and between XL Capital Ltd and certain directors and executive officers of the Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K12B filed on July 1, 201 (No. 1-10804).

10.59	+	Deed Poll Indemnity, dated July 1, 2010, by XL Capital Ltd, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K12B filed on July 1, 2010 (No. 1-10804).
10.60	+

Employment Agreement, dated as of May 6, 2010, between XL Capital Ltd and Irene M. Esteves, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2010 (No. 1-10804).

10.61	+

Supplemental Deferred Compensation Plan, amended and restated effective as of January 1, 2007, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 (No. 1-10804).

10.62	+

2009 Cash Long Term Program, amended and restated as of April 30, 2010, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 (No. 1-10804).

10.63	*	Aircraft Time Sharing Agreement, dated February 22, 2011, between Michael S. McGavick and X.L. America, Inc.
12	*	Statements regarding computation of ratios.
21	*	List of subsidiaries of the Registrant.
23	*	Consent of PricewaterhouseCoopers LLP.
31	*	Rule 13a-14(a)/15d-14(a) Certifications.
32	*	Section 1350 Certifications.

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.

** Furnished herewith

*   Previously filed with our Form 10-K filed on February 25, 2011

+   Management contract or compensatory plan or arrangement

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Date: March 15, 2011

XL Group plc (Registrant)

/s/ Irene M. Esteves
Name: Irene M. Esteves
Title: Chief Financial Officer
XL Group plc