Form 10-Q
period 2011-03-31
XL GROUP PLC
filed 2011-05-09
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☐     No ☒

          As of May 5, 2011, there were 309,415,211 outstanding Ordinary Shares, $0.01 par value per share, of the registrant.

XL GROUP PLC

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

XL GROUP PLC

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)	(Unaudited) March 31, 2011	December 31, 2010

ASSETS
Investments:
Fixed maturities at fair value (amortized cost: 2011, $25,013,905; 2010, $25,714,886)	$24,870,615	$25,544,179
Equity securities, at fair value (cost: 2011, $235,470; 2010, $56,737)	270,992	84,767
Short-term investments, at fair value (amortized cost: 2011, $2,379,789; 2010, $2,058,447)	2,376,783	2,048,607

Total investments available for sale	27,518,390	27,677,553
Fixed maturities, held to maturity at amortized cost (fair value: 2011, $2,773,590; 2010, $2,742,626)	$2,828,108	$2,728,335
Investments in affiliates	1,028,259	1,069,028
Other investments	977,695	951,723

Total investments	32,352,452	32,426,639
Cash and cash equivalents	3,385,805	3,022,868
Accrued investment income	327,308	350,091
Deferred acquisition costs	707,681	633,035
Ceded unearned premiums	721,163	625,654
Premiums receivable	2,943,211	2,414,912
Reinsurance balances receivable	178,154	171,327
Unpaid losses and loss expenses recoverable	3,588,935	3,671,887
Net receivable from investments sold	—	21,716
Goodwill and other intangible assets	842,054	839,508
Deferred tax asset	162,513	143,525
Other assets	672,865	702,189

Total assets	$45,882,141	$45,023,351

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$20,776,958	$20,531,607
Deposit liabilities	1,670,609	1,684,606
Future policy benefit reserves	5,224,984	5,075,127
Unearned premiums	4,074,090	3,484,830
Notes payable and debt	2,462,917	2,464,410
Reinsurance balances payable	351,181	122,250
Net payable for investments purchased	33,769	34,315
Deferred tax liability	82,287	105,667
Other liabilities	865,200	835,590

Total liabilities	$35,541,995	$34,338,402

Commitments and Contingencies
Non-controlling interest - Redeemable Series C preference ordinary shares, 20,000,000 authorized, par value $0.01; Issued and outstanding: (2011, 2,846,000; 2010, 2,876,000)	$71,150	$71,900
Shareholders’ Equity:
Ordinary shares, 999,990,000 authorized, par value $0.01; Issued and outstanding: (2011, 309,361,883; 2010, 316,396,289)	3,094	3,165
Additional paid in capital	8,836,764	8,993,016
Accumulated other comprehensive income	175,098	100,795
Retained earnings	252,242	513,777

Shareholders’ equity attributable to XL Group plc	$9,267,198	$9,610,753
Non-controlling interest in equity of consolidated subsidiaries	1,001,798	1,002,296

Total shareholders’ equity	$10,268,996	$10,613,049

Total liabilities, redeemable preference ordinary shares and shareholders’ equity	$45,882,141	$45,023,351

See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC

CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) Three Months Ended March 31,

	2011	2010

(U.S. dollars in thousands, except per share data)
Revenues:
Net premiums earned	$1,361,383	$1,368,485
Net investment income	280,263	308,324
Realized investment gains (losses):
Net realized gains (losses) on investments sold	(28,992)	4,021
Other-than-temporary impairments on investments	(33,720)	(60,514)
Other-than-temporary impairments on investments transferred to (from) other comprehensive income	(3,725)	20,317

Total net realized gains (losses) on investments	(66,437)	(36,176)
Net realized and unrealized gains (losses) on derivative instruments	3,567	(20,480)
Income (loss) from investment fund affiliates	27,150	8,178
Fee income and other	8,932	8,418

Total revenues	$1,614,858	$1,636,749

Expenses:
Net losses and loss expenses incurred	$1,208,865	$892,200
Claims and policy benefits	133,231	123,743
Acquisition costs	188,490	201,137
Operating expenses	260,527	229,108
Exchange (gains) losses	9,514	(21,083)
Interest expense	54,147	49,070
Amortization of intangible assets	465	465

Total expenses	$1,855,239	$1,474,640

Income (loss) before income tax and income (loss) from operating affiliates	$(240,381)	$162,109
Provision (benefit) for income tax	(32,797)	29,836
Income (loss) from operating affiliates	13,636	11,606

Net income (loss)	$(193,948)	$143,879
Non-controlling interests	(33,336)	1

Net income (loss) attributable to XL Group plc	$(227,284)	$143,880
Preference share dividends	—	(32,500)
Gain on redemption of Series C preference ordinary shares	—	16,616

Net income (loss) attributable to ordinary shareholders	$(227,284)	$127,996

Weighted average ordinary shares and ordinary share equivalents outstanding – basic	311,478	342,148

Weighted average ordinary shares and ordinary share equivalents outstanding – diluted	311,478	342,760

Earnings per ordinary share and ordinary share equivalent – basic	$(0.73)	$0.37

Earnings per ordinary share and ordinary share equivalent – diluted	$(0.73)	$0.37

See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited) Three Months Ended March 31,

(U.S. dollars in thousands)	2011	2010

Net income (loss) attributable to XL Group plc	$(227,284)	$143,880
Change in net unrealized gains (losses) on investments, net of tax	13,379	542,109
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	24,235	13,915
Change in OTTI losses recognized in other comprehensive income, net of tax	25,307	(16,458)
Change in underfunded pension liability	(344)	3,482
Change in value of cash flow hedge	110	110
Change in net unrealized gain (loss) on future policy benefit reserves	—	(2,752)
Foreign currency translation adjustments, net	11,616	(32,485)

Comprehensive income (loss)	$(152,981)	$651,801

See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	(Unaudited) Three Months Ended March 31,

	2011	2010

(U.S. dollars in thousands)
Non-controlling Interest in Equity of Consolidated Subsidiaries:
Balance – beginning of year	$1,002,296	$2,305
Non-controlling interests	4	$(1)
Non-controlling interest share in change in accumulated other comprehensive (income) loss	(2)	1
Purchase of Series E preference ordinary shares	(500)	—

Balance – end of period	$1,001,798	$2,305

Series E Preference Ordinary Shares:
Balance – beginning of year	$—	$10

Balance – end of period	$—	$10

Ordinary Shares:
Balance – beginning of year	$3,165	$3,421
Issuance of ordinary shares	2	—
Exercise of stock options	—	1
Buybacks of ordinary shares	(73)	(1)

Balance – end of period	$3,094	$3,421

Additional Paid in Capital:
Balance – beginning of year	$8,993,016	$10,474,688
Issuance of ordinary shares	8	8
Buybacks of ordinary shares	(166,429)	(1,840)
Exercise of stock options, net of tax	—	104
Share based compensation expense	10,169	9,269

Balance – end of period	$8,836,764	$10,482,229

Accumulated Other Comprehensive Income (Loss):
Balance – beginning of year	$100,795	$(1,142,467)
Change in net unrealized gains (losses) on investments, net of tax	13,379	542,109
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	24,235	13,915
Change in OTTI losses recognized in other comprehensive income, net of tax	25,307	(16,458)
Change in underfunded pension liability	(344)	3,482
Change in value of cash flow hedge	110	110
Foreign currency translation adjustments	11,616	(32,485)
Change in net unrealized gain (loss) on future policy benefit reserves	—	(2,752)

Balance – end of period	$175,098	$(634,546)

Retained Earnings (Deficit):
Balance – beginning of year	$513,777	$94,460
Net income attributable to XL Group plc	(227,284)	143,880
Dividends on Series E preference ordinary shares	—	(32,500)
Dividends on ordinary shares	(34,251)	(34,312)
Gain on redemption of Series C preference ordinary shares	—	16,616

Balance – end of period	$252,242	$188,144

Total Shareholders’ Equity	$10,268,996	$10,041,563

See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended March 31,

	2011	2010

(U.S. dollars in thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$(193,948)	$143,879
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net realized losses on sales investments	66,437	36,176
Net realized and unrealized losses on derivative instruments	(3,567)	20,480
Amortization of (discounts) on fixed maturities	19,861	10,104
(Income) loss from investment and operating affiliates	(40,786)	(19,784)
Amortization of deferred compensation	8,829	6,280
Accretion of convertible debt	249	249
Accretion of deposit liabilities	16,887	21,860
Unpaid losses and loss expenses	29,810	52,377
Depreciation expense	11,969	10,058
Future policy benefit reserves	(24,989)	(76,245)
Unearned premiums	524,331	334,886
Premiums receivable	(476,200)	(372,830)
Unpaid losses and loss expenses recoverable	112,365	228
Ceded unearned premiums	(84,247)	(7,858)
Reinsurance balances receivable	(5,617)	43,101
Deferred acquisition costs	(62,634)	2,125
Reinsurance balances payable	220,048	48,446
Deferred tax asset	(42,956)	29,834
Derivatives	53,240	80,068
Other assets	(3,841)	20,947
Other liabilities	(103,843)	(133,651)
Other	41,937	(43,909)

Total adjustments	$257,283	$62,942

Net cash provided by (used in) operating activities	$63,335	$206,821

Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$1,122,182	$1,275,670
Proceeds from redemption of fixed maturities and short-term investments	689,130	670,954
Proceeds from sale of equity securities	70,349	2,495
Purchases of fixed maturities and short-term investments	(1,188,395)	(2,340,341)
Purchases of equity securities	(248,446)	(11,127)
Net dispositions of investment affiliates	51,170	86,828
Other investments, net	4,103	61,749

Net cash provided by (used in) investing activities	$500,093	$(253,772)

Cash flows (used in) financing activities:
Buybacks of ordinary shares	$(166,502)	$(1,840)
Redemption of Series C preference ordinary shares	—	(94,157)
Dividends paid on ordinary shares	(34,021)	(34,194)
Dividends paid on preference ordinary shares	—	(5,573)
Distributions to non-controlling interests	(2,287)	—
Deposit liabilities	(26,648)	(47,999)

Net cash (used in) financing activities	$(229,458)	$(183,763)
Effects of exchange rate changes on foreign currency cash	28,967	(37,464)

Increase (decrease) in cash and cash equivalents	362,937	(268,178)
Cash and cash equivalents – beginning of period	3,022,868	3,643,697

Cash and cash equivalents – end of period	$3,385,805	$3,375,519

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

          As part of the Redomestication, neither the Redeemable Series C preference ordinary shares nor the Series E preference ordinary shares were transferred from XL-Cayman to XL-Ireland. Accordingly, subsequent to July 1, 2010, these instruments represent non-controlling interests in the consolidated financial statements of the Company. The Redeemable Series C preference ordinary shares should have been reclassified as Non-controlling interest – Redeemable Series C preference ordinary shares and the Series E preference ordinary shares should have been reclassified as Non-controlling interest in equity of consolidated subsidiaries. As a result, during the annual period ended December 31, 2010 and the quarterly period ended September 30, 2010, amounts related to the Redeemable Series C preference ordinary shares and the Series E preference ordinary shares were not correctly classified in the consolidated financial statements of the Company. Management believes that the misclassifications are not material to the previously issued financial statements and accordingly, the Company has revised the December 31, 2010 financial statements in this report, and will revise September 30, 2010 financial statements when included in the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2011. The details of these classification errors are provided below for the annual period ended December 31, 2010. None of the revised classifications affected our total shareholders’ equity, net income or net income attributable to ordinary shareholders in any period. Details of the reclassifications are as follows:

Consolidated Balance Sheet at December 31, 2010 (U.S. dollars in thousands):	Previously Reported	Revised

Series E preference ordinary shares, 1,000,000 authorized, par value $0.01; Issued and outstanding: (2010, 1,000,000; 2009, 1,000,000)	$10	$—
Additional paid in capital	9,993,006	8,993,016
Shareholders’ equity attributable to XL Group plc	10,610,753	9,610,753
Non-controlling interest in equity of consolidated subsidiaries	2,296	1,002,296

Consolidated Statement of Income and Comprehensive Income for the year ended December 31, 2010 (U.S. dollars in thousands):
Non-controlling interests	$(4)	$(39,831)
Net income (loss) attributable to XL Group plc	643,377	603,550
Preference share dividends	(74,521)	(34,694)
Comprehensive income (loss)	1,886,639	1,846,812

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

          In June 2009, the FASB issued final authoritative accounting guidance in an effort to improve financial reporting by enterprises involved with variable interest entities. This guidance retains the scope of the previous standard covering variable interest entities except, as noted above, with the addition of entities previously considered qualifying special-purpose entities. The new guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity under revised guidance that are more qualitative than under previous guidance and amends previous guidance to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Before this update, previous guidance required reconsideration of whether an enterprise is the primary beneficiary of a variable interest entity only when specific events occurred. The new guidance also amends previous guidance to require enhanced disclosures that provide users of financial statements with more transparent information about an enterprise’s involvement with a variable interest entity. The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity. The content of the enhanced disclosures required by this new guidance is generally consistent with that required by the previous standards. The Company applied this new guidance from January 1, 2010; however, it did not have an impact on the Company’s financial condition and results of operations. See Note 10, “Variable Interest Entities,” for the disclosures required by this guidance.

          In January 2010, the FASB issued an accounting standards update on Improving Disclosures about Fair Value Measurements. The provisions of this authoritative guidance require new disclosures about recurring and nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. This guidance was effective for the Company from on January 1, 2010, except for the Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. See Note 3, “Fair Value Measurements,” for the Level 3 reconciliation disclosure changes made during the current quarter. This standard affects disclosures only and accordingly did not have an impact on the Company’s financial condition or results of operations.

          In July 2010, the FASB amended the general accounting principles for receivables as they relate to the disclosures about the credit quality of financing receivables and the allowance for credit losses. This amendment requires additional disclosures that provide a greater level of disaggregated information about the credit quality of financing receivables and the allowance for credit losses. It also requires the disclosure of credit quality indicators, past due information, and modifications of financing receivables. The new disclosures are required for interim and annual periods ending after December 15, 2010, although the disclosures of reporting period activity (i.e., allowance roll-forward and modification disclosures) are required for interim and annual periods beginning after December 15, 2010. This standard affects disclosures only and, accordingly, did not have an impact on the Company’s financial condition or results of operations. During the fourth quarter of 2010, the Company recorded a provision of $9.9 million related to two structured loan investments. This provision remains unchanged at March 31, 2011. The Company holds investments in five separate structured loans with aggregate net carrying values of $42.0 million and $42.3 million at March 31, 2011 and December 31, 2010, respectively. In addition, the Company had gross reinsurance balances receivable and reinsurance recoverables on unpaid losses and loss expense of $3.9 billion at each of March 31, 2011 and December 31, 2010, against which an allowance of $120.2 million and $121.9 million was recorded at March 31, 2011 and December 31, 2010, respectively. There were no charge offs recorded during the current period.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

          (a) Recent Accounting Pronouncements (Continued)

          In October 2010, the FASB issued authoritative guidance to address disparities in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The amendments in the updated guidance specify that incremental direct costs of contract acquisition and certain costs related directly to the acquisition activities (i.e., underwriting, policy issuance and processing sales force contract selling, etc.) incurred in the acquisition of new or renewal contracts should be capitalized in accordance with the amendments in the updated guidance. Costs directly related to those activities include only the portion of an employee’s total compensation (excluding any compensation that is capitalized as incremental direct costs of contract acquisition) and payroll-related fringe benefits related directly to time spent performing those activities for actual acquired contracts, and other costs related directly to those activities that would not have been incurred if the contract had not been acquired. Administrative costs, rent, depreciation, occupancy, equipment and all other general overhead costs are considered indirect costs and should be charged to expense as incurred. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The amendments in this guidance should be applied prospectively upon adoption. Retrospective application is also permitted. This guidance is not expected to have an impact on the Company’s financial condition or results of operations.

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

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

          The following tables set forth the Company’s assets and liabilities that were accounted for at fair value at March 31, 2011 and December 31, 2010 by level within the fair value hierarchy (for further information, see Item 8, Note 2, “Significant Accounting Policies,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010):

March 31, 2011 (U.S. dollars in thousands) (Unaudited)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at March 31, 2011

Assets
U.S. Government and Government-Related/Supported	$—	$2,095,080	$—	$—	$2,095,080
Corporate (1)	—	9,993,235	34,866	—	10,028,101
Residential mortgage-backed securities – Agency	—	5,025,609	32,987	—	5,058,596
Residential mortgage-backed securities – Non-Agency	—	871,215	3,335	—	874,550
Commercial mortgage-backed securities	—	1,131,567	1,757	—	1,133,324
Collateralized debt obligations	—	13,558	742,284	—	755,842
Other asset-backed securities	—	939,937	12,371	—	952,308
U.S. States and political subdivisions of the States	—	1,357,215	—	—	1,357,215
Non-U.S. Sovereign Government, Supranational and Government-Related	—	2,615,599	—	—	2,615,599

Total fixed maturities, at fair value	$—	$24,043,015	$827,600	$—	$24,870,615
Equity securities, at fair value	245,248	25,744	—	—	270,992
Short-term investments, at fair value (1)(2)	—	2,376,497	286	—	2,376,783

Total investments available for sale	$245,248	$26,445,256	$827,886	$—	$27,518,390
Cash equivalents (3)	1,795,331	425,325	—	—	2,220,656
Other investments (4)	—	506,507	144,834	—	651,341
Other assets (5)(6)	—	84,141	7,958	(22,741)	69,358

Total assets accounted for at fair value	$2,040,579	$27,461,229	$980,678	$(22,741)	$30,459,745

Liabilities
Financial instruments sold, but not yet purchased (7)	$—	$23,324	$—	$—	$23,324
Other liabilities (5)(6)	—	102,307	44,768	(2,977)	144,098

Total liabilities accounted for at fair value	$—	$125,631	$44,768	$(2,977)	$167,422

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

December 31, 2010 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at December 31, 2010

Assets
U.S. Government and Government-Related/Supported	$—	$2,127,491	$—	$—	$2,127,491
Corporate (1)	—	10,325,725	35,158	—	10,360,883
Residential mortgage-backed securities – Agency	—	5,134,491	30,255	—	5,164,746
Residential mortgage-backed securities – Non-Agency	—	1,016,124	4,964	—	1,021,088
Commercial mortgage-backed securities	—	1,170,884	1,623	—	1,172,507
Collateralized debt obligations	—	12,566	721,097	—	733,663
Other asset-backed securities	—	924,181	24,650	—	948,831
U.S. States and political subdivisions of the States	—	1,351,677	—	—	1,351,677
Non-U.S. Sovereign Government, Supranational and Government-Related	—	2,659,626	3,667	—	2,663,293

Total fixed maturities, at fair value	$—	$24,722,765	$821,414	$—	$25,544,179
Equity securities, at fair value	71,284	13,483	—	—	84,767
Short-term investments, at fair value (1)(2)	—	2,046,424	2,183	—	2,048,607

Total investments available for sale	$71,284	$26,782,672	$823,597	$—	$27,677,553
Cash equivalents (3)	1,358,619	540,646	—	—	1,899,265
Other investments (4)	—	490,320	133,717	—	624,037
Other assets (5)(6)	—	108,056	7,882	(20,152)	95,786

Total assets accounted for at fair value	$1,429,903	$27,921,694	$965,196	$(20,152)	$30,296,641

Liabilities
Financial instruments sold, but not yet purchased (7)	$256	$21,270	$—	$—	$21,526
Other liabilities (5)(6)	—	13,591	47,077	2,843	63,511

Total liabilities accounted for at fair value	$256	$34,861	$47,077	$2,843	$85,037

Notes:

(1)

Included within Corporate are certain medium term notes supported primarily by pools of European credit with varying degrees of leverage. The notes had a fair value of $485.0 million and $454.8 million and an amortized cost of $511.7 million and $504.6 million at March 31, 2011 and December 31, 2010, respectively. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(2)	Short-term investments consist primarily of Corporate, U.S. Government and Government-Related/Supported securities and Non-U.S. Sovereign Government, Supranational and Government-Related securities.
(3)	Cash equivalents balances subject to fair value measurement include certificates of deposit and money market funds. Operating cash balances are not subject to fair value measurement guidance.
(4)

The Other investments balance excludes certain structured transactions including certain investments in project finance transactions, a payment obligation and liquidity financing provided to a structured credit vehicle as a part of a third party medium term note facility. These investments are carried at amortized cost that totaled $326.4 million at March 31, 2011 and $327.7 million at December 31, 2010.

(5)	Other assets and other liabilities include derivative instruments.
(6)

The derivative balances included in each category above are reported on a gross basis by level with a netting adjustment presented separately in the “Collateral and Counterparty Netting” column. The Company often enters into different types of derivative contracts with a single counterparty and these contracts are covered under a netting agreement. In addition, the Company held net cash collateral related to derivative positions of approximately $19.8 million and $23.0 million at March 31, 2011 and December 31, 2010, respectively. This balance is included within cash and cash equivalents and the corresponding liability to return the collateral has been offset against the derivative positions within the balance sheet as appropriate under the netting agreement. The fair value of the individual derivative contracts are reported gross in their respective levels based on the fair value hierarchy.

(7)	Financial instruments sold, but not yet purchased represent “short sales” and are included within “Net payable for investments purchased” on the balance sheet.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

          Level 3 Gains and Losses

          The tables below present additional information about assets and liabilities measured at fair value on a recurring basis and for which Level 3 inputs were utilized to determine fair value. The table reflects gains and losses for the three month periods ended March 31, 2011 and 2010 for all financial assets and liabilities categorized as Level 3 at March 31, 2011 and 2010, respectively. The tables do not include gains or losses that were reported in Level 3 in prior periods for assets that were transferred out of Level 3 prior to March 31, 2011 and 2010. Gains and losses for assets and liabilities classified within Level 3 in the table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, it should be noted that the following table does not take into consideration the effect of offsetting Level 1 and 2 financial instruments entered into by the Company that are either economically hedged by certain exposures to the Level 3 positions or that hedge the exposures in Level 3 positions.

          In general, Level 3 assets include securities for which the values were obtained from brokers where either significant inputs were utilized in determining the value that were difficult to corroborate with observable market data, or sufficient information regarding the specific inputs utilized by the broker was not available to support a Level 2 classification. Transfers into or out of Level 3 primarily arise as a result of the valuations utilized by the Company changing between either those provided by independent pricing services that do not contain significant observable inputs, and other valuations sourced from brokers which are considered Level 3.

          There were no transfers between Level 1 and Level 2 during the three month periods ended March 31, 2011 and 2010.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

          Level 3 Gains and Losses (continued)

	Level 3 Assets and Liabilities Three Months Ended March 31, 2011
(U.S. dollars in thousands) (Unaudited)	Corporate	Residential mortgage-backed securities – Agency	Residential mortgage-backed securities – Non Agency	Commercial mortgage-backed securities	Collateralized debt obligations

Balance, beginning of period	$35,158	$30,255	$4,964	$1,623	$721,097
Realized gains (losses)	—	—	—	(889)	(652)
Movement in unrealized gains (losses)	55	38	6	1,040	26,088
Purchases and issuances	10,629	11,460	—	—	—
Sales and settlements	(809)	(1,269)	(301)	(17)	(4,249)
Transfers into Level 3	4,397	3,944	—	—	—
Transfers out of Level 3	(14,545)	(11,441)	(1,334)	—	—
Fixed maturities to short-term investments classification change	(19)	—	—	—	—

Balance, end of period	$34,866	$32,987	$3,335	$1,757	$742,284

Movement in total gains (losses) above relating to instruments still held at the reporting date	$51	$38	$6	$151	$25,436

	Level 3 Assets and Liabilities Three Months Ended March 31, 2011 (Continued)
(U.S. dollars in thousands) (Unaudited)	Other asset backed securities	Non-U.S. Sovereign Government and Supranationals and Government Related	Short-term Investments	Other investments	Derivative Contracts - Net

Balance, beginning of period	$24,650	$3,667	$2,183	$133,717	$(39,195)
Realized gains (losses)	(452)	—	—	—	—
Movement in unrealized gains (losses)	2,818	—	(51)	9,771	2,449
Purchases and issuances	—	—	—	1,864	—
Sales and settlements	(9,650)	—	(1,327)	(518)	(64)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(4,995)	(3,667)	(538)	—	—
Fixed maturities to short-term investments classification change	—	—	19	—	—

Balance, end of period	$12,371	$—	$286	$144,834	$(36,810)

Movement in total gains (losses) above relating to instruments still held at the reporting date	$1,912	$—	$(43)	$8,707	$2,449

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

          Level 3 Gains and Losses (continued)

	Level 3 Assets and Liabilities Three Months Ended March 31, 2010
(U.S. dollars in thousands) (Unaudited)	Corporate	Residential mortgage-backed securities – Agency	Residential mortgage-backed securities – Non Agency	Commercial mortgage-backed securities	Collateralized debt obligations

Balance, beginning of period	$10,311	$7,894	$42,190	$2,755	$190,663
Realized gains (losses)	(4,319)	—	(817)	(457)	(4,917)
Movement in unrealized gains (losses)	26	—	4,392	1,337	31,384
Purchases and issuances	—	—	—	—	—
Sales and settlements	(927)	—	(802)	(524)	(1,884)
Transfers into Level 3	8,158	—	117	38,544	496,503
Transfers out of Level 3	(2,600)	(7,894)	(15,080)	—	—
Fixed maturities to short-term investments classification change	(1,156)	—	—	—	—

Balance, end of period	$9,493	$—	$30,000	$41,655	$711,749

Movement in total gains (losses) above relating to instruments still held at the reporting date	$165	$—	$4,258	$888	$30,956

	Level 3 Assets and Liabilities Three Months Ended March 31, 2010 (Continued)
(U.S. dollars in thousands) (Unaudited)	Other asset backed securities	Non-U.S. Sovereign Government and Supranationals and Government Related	Short-term Investments	Other investments	Derivative Contracts - Net

Balance, beginning of period	$38,179	$3,217	$6,486	$75,584	$100,515
Realized gains (losses)	(6,351)	—	(2,848)	—	—
Movement in unrealized gains (losses)	4,545	11	2,448	3,985	(1,390)
Purchases and issuances	23,976	—	—	4,746	5,462
Sales and settlements	(1,719)	—	(2,246)	(1,227)	(113)
Transfers into Level 3	204	14	1,570	—	—
Transfers out of Level 3	(6,752)	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	1,156	—	—

Balance, end of period	$52,082	$3,242	$6,566	$83,088	$104,474

Movement in total gains (losses) above relating to instruments still held at the reporting date	$(1,820)	$11	$2,373	$3,985	$(1,390)

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

          Other investments

          Included within the Other investments component of the Company’s Level 3 valuations are private investments and alternative investments where the Company is not deemed to have significant influence over the investee. The fair value of these investments is based upon net asset values received from the investment manager or general partner of the respective entity. The nature of the underlying investments held by the investee which form the basis of the net asset value include assets such as private business ventures and are such that significant Level 3 inputs are utilized in the determination of the individual underlying holding values and, accordingly, the fair value of the Company’s investment in each entity is classified within Level 3. The Company also incorporates factors such as the most recent financial information received, the values at which capital transactions with the investee take place, and management’s judgment regarding whether any adjustments should be made to the net asset value in recording the fair value of each position. Investments in alternative funds included in Other investments utilize strategies including Arbitrage, Directional, Event Driven and Multi-style. These funds potentially have lockup and gate provisions which may limit redemption liquidity. For further details regarding the nature of Other investments and related features see Item 8, Note 10, “Other Investments,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

          Level 3 Gains and Losses (continued)

          In addition, see Item 8, Note 2, “Significant Accounting Policies,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a general discussion of types of assets and liabilities that are classified within Level 3 of the fair value hierarchy as well as the Company’s valuation policies for such instruments.

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

	(Unaudited) March 31, 2011		December 31, 2010
(U.S. dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed maturities, held to maturity	$2,828,108	$2,773,590	$2,728,335	$2,742,626
Other investments – structured transactions.	$326,354	$312,210	$327,686	$317,524

Financial Assets	$3,154,462	$3,085,800	$3,056,021	$3,060,150

Deposit liabilities	$1,670,609	$1,714,429	$1,684,606	$1,737,107
Notes payable and debt	2,462,917	2,694,747	2,464,410	2,627,897

Financial Liabilities	$4,133,526	$4,409,176	$4,149,016	$4,365,004

Non-controlling interest - Redeemable series C preference ordinary shares	$71,150	$59,766	$71,900	$61,115

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

          Deposit liabilities include obligations under structured insurance and reinsurance transactions. For purposes of fair value disclosures, the Company determines the estimated fair value of the deposit liabilities by assuming a discount rate equal to the appropriate U.S. Treasury rate plus 134.0 basis points and the appropriate U.S. Treasury Rate plus 142.3 basis points at March 31, 2011 and December 31, 2010, respectively. The discount rate incorporates the Company’s own credit risk into the determination of estimated fair value.

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

Quarter ended March 31, 2011: (U.S. dollars in thousands, except ratios) (Unaudited)	Insurance	Reinsurance	Total P&C	Life Operations	Corporate	Total

Gross premiums written	$1,222,349	$876,771	$2,099,120	$97,659	$—	$2,196,779
Net premiums written	918,990	795,292	1,714,282	89,672	—	1,803,954
Net premiums earned	875,920	395,776	1,271,696	89,687	—	1,361,383
Net losses and loss expenses	(788,513)	(420,352)	(1,208,865)	(133,231)	—	(1,342,096)
Acquisition costs	(107,644)	(73,526)	(181,170)	(7,320)	—	(188,490)
Operating expenses (1)	(164,095)	(45,630)	(209,725)	(2,166)	—	(211,891)

Underwriting profit (loss)	$(184,332)	$(143,732)	$(328,064)	$(53,030)	$—	$(381,094)
Net investment income			183,565	76,976	—	260,541
Net results from structured products (2)	3,260	4,214	7,474	—	—	7,474
Net fee income and other (3)	(5,912)	1,394	(4,518)	41	—	(4,477)
Net realized gains (losses) on investments			(26,886)	(39,551)	—	(66,437)

Contribution from P&C, Life Operations and Corporate			$(168,429)	$(15,564)	$—	$(183,993)

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					$3,567	$3,567
Net income (loss) from investment fund affiliates and operating affiliates (4)					40,786	40,786
Exchange gains (losses)					(9,514)	(9,514)
Corporate operating expenses					(35,227)	(35,227)
Interest expense (5)					(41,899)	(41,899)
Non-controlling interests					(33,336)	(33,336)
Income taxes & other					32,332	32,332

Net income attributable to XL Group plc						$(227,284)

Ratios – P&C operations: (6)
Loss and loss expense ratio	90.0%	106.2%	95.1%
Underwriting expense ratio	31.0%	30.1%	30.7%

Combined ratio	121.0%	136.3%	125.8%

Notes:
(1)	Operating expenses exclude Corporate operating expenses, shown separately.
(2)	The net results from P&C structured products include net investment income and interest expense of $19.7 million and $12.2 million.
(3)

Net fee income and other includes operating expenses from the Company’s loss prevention consulting services business and expenses related to the cost of an endorsement facility with National Indemnity Company.

(4)	The Company records the income related to the alternative funds and to the private investment and operating fund affiliates on a one month and three month lag, respectively.
(5)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments and Corporate.
(6)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (Continued)

Quarter ended March 31, 2010: (U.S. dollars in thousands, except ratios) (Unaudited)	Insurance	Reinsurance	Total P&C	Life Operations	Corporate	Total

Gross premiums written	$1,131,890	$790,423	$1,922,313	$112,901	$—	$2,035,214
Net premiums written	901,264	695,261	1,596,525	104,666	—	1,701,191
Net premiums earned	897,011	366,590	1,263,601	104,884	—	1,368,485
Net losses and loss expenses	(648,319)	(243,881)	(892,200)	(123,743)	—	(1,015,943)
Acquisition costs	(110,142)	(72,605)	(182,747)	(18,390)	—	(201,137)
Operating expenses (1)	(153,236)	(42,028)	(195,264)	(3,008)	—	(198,272)

Underwriting profit (loss)	$(14,686)	$8,076	$(6,610)	$(40,257)	$—	$(46,867)
Net investment income			203,914	80,344	—	284,258
Net results from structured products (2)	5,639	2,476	8,115	—	3,653	11,768
Net fee income and other (3)	(3,786)	319	(3,467)	40	—	(3,427)
Net realized gains (losses) on investments			(28,577)	(4,413)	(3,186)	(36,176)

Contribution from P&C, Life Operations and Corporate			$173,375	$35,714	$467	$209,556

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					$(20,480)	$(20,480)
Net income (loss) from investment fund affiliates and operating affiliates (4)					19,784	19,784
Exchange gains (losses)					21,083	21,083
Corporate operating expenses					(18,863)	(18,863)
Interest expense (5)					(36,900)	(36,900)
Non-controlling interests					1	1
Income taxes & other					(30,301)	(30,301)

Net income attributable to XL Group plc						$143,880

Ratios – P&C operations: (6)
Loss and loss expense ratio	72.3%	66.5%	70.6%
Underwriting expense ratio	29.3%	31.3%	29.9%

Combined ratio	101.6%	97.8%	100.5%

Notes:
(1)	Operating expenses exclude Corporate operating expenses, shown separately.
(2)

The net results from P&C and Corporate structured products include net investment income, interest expense and operating expenses of $19.7 million, $11.5 million and $0.1 million and $4.3 million, $0.6 million and $0.1 million, respectively.

(3)

Net fee income and other includes operating expenses from the Company’s loss prevention consulting services business and expenses related to the cost of an endorsement facility with National Indemnity Company.

(4)	The Company records the income related to the alternative funds and to the private investment and operating fund affiliates on a one month and three month lag, respectively.
(5)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments and Corporate.
(6)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (Continued)

          The following tables summarize the Company’s net premiums earned by line of business:

Quarter ended March 31, 2011
(U.S. dollars in thousands) (Unaudited)	Insurance	Reinsurance	Life Operations	Total

P&C Operations:
Casualty – professional lines	$315,643	$53,719	$—	$369,362
Casualty – other lines	158,830	51,043	—	209,873
Property catastrophe	-	94,564	—	94,564
Other property	106,864	136,242	—	243,106
Marine, energy, aviation and satellite	126,067	38,428	—	164,495
Other specialty lines (1)	166,066	-	—	166,066
Other (2)	1,352	25,549	—	26,901
Structured indemnity	1,098	(3,769)	—	(2,671)
Total P&C Operations	$875,920	395,776	$—	$1,271,696

Life Operations:
Other Life	$—	$—	$56,764	$56,764
Annuity	—	—	32,923	32,923
Total Life Operations	$—	$—	$89,687	$89,687
Total	$875,920	$395,776	$89,687	$1,361,383

Quarter ended March 31, 2010:
(U.S. dollars in thousands) (Unaudited)	Insurance	Reinsurance	Life Operations	Total

P&C Operations:
Casualty – professional lines	$337,058	$55,720	$—	$392,778
Casualty – other lines	162,548	64,133	—	226,681
Property catastrophe	116	84,634	—	84,750
Other property	97,539	113,263	—	210,802
Marine, energy, aviation and satellite	140,770	20,190	—	160,960
Other specialty lines (1)	152,508	—	—	152,508
Other (2)	3,946	28,997	—	32,943
Structured indemnity	2,526	(347)	—	2,179

Total P&C Operations	$897,011	366,590	$—	$1,263,601

Life Operations:
Other Life	$—	$—	$73,453	$73,453
Annuity	—	—	31,431	31,431

Total Life Operations	$—	$—	$104,884	$104,884

Total	$897,011	$366,590	$104,884	$1,368,485

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, specie, middle markets and excess and surplus lines.
(2)	Other includes credit and surety, whole account contracts and other lines.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments

          The cost (amortized cost for fixed maturities and short-term investments), fair value, gross unrealized gains, gross unrealized (losses), and other-than-temporary impairments (“OTTI”) recorded in accumulated other comprehensive income (“AOCI”) of the Company’s available for sale investments at March 31, 2011 and December 31, 2010 were as follows:

		Included in Accumulated Other Comprehensive Income (“AOCI”)

			Gross Unrealized Losses

March 31, 2011 (U.S. dollars in thousands) (Unaudited)	Cost or Amortized Cost	Gross Unrealized Gains	Related to Changes In Estimated Fair Value	OTTI Included In Other Comprehensive Income (Loss)(1)	Fair Value

Fixed maturities
U.S. Government and Government-Related/Supported (2)	$2,035,083	$88,080	$(28,083)	$—	$2,095,080
Corporate (3) (4)	10,014,450	309,635	(220,744)	(75,240)	10,028,101
Residential mortgage-backed securities – Agency	4,928,963	140,365	(10,732)	—	5,058,596
Residential mortgage-backed securities – Non-Agency	1,076,928	25,794	(124,796)	(103,376)	874,550
Commercial mortgage-backed securities	1,091,703	54,288	(4,131)	(8,536)	1,133,324
Collateralized debt obligations	913,650	11,657	(161,795)	(7,670)	755,842
Other asset-backed securities	963,476	13,036	(17,116)	(7,088)	952,308
U.S. States and political subdivisions of the States	1,375,549	16,679	(35,013)	—	1,357,215
Non-U.S. Sovereign Government, Supranational and Government-Related/Supported (2)	2,614,103	44,772	(43,276)	—	2,615,599

Total fixed maturities	$25,013,905	$704,306	$(645,686)	$(201,910)	$24,870,615

Total short-term investments (3)	$2,379,789	$28,733	$(31,739)	$—	$2,376,783

Total equity securities	$235,470	$35,625	$(103)	$—	$270,992

(1)	Represents the amount of OTTI losses in AOCI, which from April 1, 2009 was not included in earnings under authoritative accounting guidance.
(2)

U.S. Government and Government-Related/Supported and Non-U.S. Sovereign Government, Supranationals and Government-Related/Supported includes government-related securities with an amortized cost of $2,036.4 million and fair value of $2,035.0 million and U.S. Agencies with an amortized cost of $1,015.1 million and fair value of $1,052.8 million.

(3)

Included within Corporate are certain medium term notes supported primarily by pools of European credit with varying degrees of leverage. The notes have a fair value of $485.0 million and an amortized cost of $511.7 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(4)

Included within Corporate are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments senior to the common and preferred equities of the financial institutions. These securities have a fair value of $640.5 million and an amortized cost of $732.6 million at March 31, 2011.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

		Included in Accumulated Other Comprehensive Income (“AOCI”)

			Gross Unrealized Losses

December 31, 2010 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Related to Changes In Estimated Fair Value	OTTI Included In Other Comprehensive Income (Loss)(1)	Fair Value

Fixed maturities
U.S. Government and Government-Related/Supported (2)	$2,052,551	$98,889	$(23,949)	$—	$2,127,491
Corporate (3) (4)	10,352,806	353,308	(272,093)	(73,138)	10,360,883
Residential mortgage-backed securities – Agency	5,020,469	152,905	(8,628)	—	5,164,746
Residential mortgage-backed securities – Non-Agency	1,256,741	26,356	(133,758)	(128,251)	1,021,088
Commercial mortgage-backed securities	1,135,075	55,852	(7,960)	(10,460)	1,172,507
Collateralized debt obligations	920,080	10,960	(188,563)	(8,814)	733,663
Other asset-backed securities	964,129	16,084	(23,218)	(8,164)	948,831
U.S. States and political subdivisions of the States	1,370,378	16,746	(35,447)	—	1,351,677
Non-U.S. Sovereign Government, Supranational and Government-Related/Supported (2)	2,642,657	63,511	(42,875)	—	2,663,293

Total fixed maturities	$25,714,886	$794,611	$(736,491)	$(228,827)	$25,544,179

Total short-term investments (3)	$2,058,447	$19,606	$(29,446)	$—	$2,048,607

Total equity securities	$56,737	$28,083	$(53)	$—	$84,767

(1)	Represents the amount of OTTI losses in AOCI, which from April 1, 2009 was not included in earnings under authoritative accounting guidance.
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

               The Company had gross unrealized losses totaling $0.9 billion at March 31, 2011 on its available for sale portfolio and $62.5 million on its held-to-maturity portfolio, which it considers to be temporarily impaired. Individual security positions comprising this balance have been evaluated by management, based on specified criteria, to determine if these impairments should be considered other than temporary. These criteria include an assessment of the severity of impairment along with management’s assessment as to whether it is likely to sell these securities.

               At March 31, 2011 and December 31, 2010, approximately 3.3% and 3.5%, respectively, of the Company’s fixed income investment portfolio at fair value was invested in securities which were below investment grade or not rated. Approximately 27.9% and 29.4% of the gross unrealized losses in the Company’s fixed income securities portfolio at March 31, 2011 and December 31, 2010, respectively, related to securities that were below investment grade or not rated.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

          The following is an analysis of how long the available for sale securities at March 31, 2011 had been in a continual unrealized loss position:

	Less than 12 months		Equal to or greater than 12 months

March 31, 2011 (U.S. dollars in thousands) (Unaudited)	Fair Value	Gross Unrealized Losses (1)	Fair Value	Gross Unrealized Losses (1)

Fixed maturities and short-term investments:
U.S. Government and Government-Related/Supported	$344,780	$28,439	$106,335	$8,205
Corporate (2) (3)	2,867,467	111,285	1,381,343	199,760
Residential mortgage-backed securities – Agency	494,130	9,033	31,777	1,768
Residential mortgage-backed securities – Non-Agency	97,706	26,867	660,097	201,305
Commercial mortgage-backed securities	51,745	3,913	52,002	8,754
Collateralized debt obligations	2,627	2,335	736,265	167,130
Other asset-backed securities	197,861	2,250	196,842	24,607
U.S. States and political subdivisions of the States	749,248	29,725	43,294	5,288
Non-U.S. Sovereign Government, Supranational and Government-Related	719,339	9,362	399,150	39,309

Total fixed maturities and short-term investments	$5,524,903	$223,209	$3,607,105	$656,126

Total equity securities	$374	$103	$—	$—

(1)

On securities impacted by the April 1, 2009 changes to OTTI values, length of time of impairment is measured from the point at which securities returned to a net unrealized loss position (i.e., from April 1, 2009).

(2)

Included within Corporate are certain medium term notes supported primarily by pools of European credit with varying degrees of leverage. The notes, which are in a gross unrealized loss position, have a fair value of $265.4 million and an amortized cost of $301.9 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(3)

Included within Corporate are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments senior to the common and preferred equities of the financial institutions. These securities, which are in a gross unrealized loss position, have a fair value of $619.6 million and an amortized cost of $711.9 million at March 31, 2011.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

          The following is an analysis of how long each of those available for sale securities at December 31, 2010 had been in a continual unrealized loss position:

	Less than 12 months		Equal to or greater than 12 months

December 31, 2010 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses (1)	Fair Value	Gross Unrealized Losses (1)

Fixed maturities and short-term investments:
U.S. Government and Government-Related/Supported	$307,082	$25,482	$117,394	$10,417
Corporate (2) (3)	2,271,887	80,276	1,627,083	275,023
Residential mortgage-backed securities – Agency	280,390	6,736	34,186	1,913
Residential mortgage-backed securities – Non-Agency	40,052	2,574	843,168	259,715
Commercial mortgage-backed securities	46,419	2,472	69,475	15,967
Collateralized debt obligations	2,500	51	715,295	197,535
Other asset-backed securities	122,548	1,619	226,946	33,546
U.S. States and political subdivisions of the States	734,893	30,033	40,907	5,452
Non-U.S. Sovereign Government, Supranational and Government-Related	459,686	5,116	418,322	40,837

Total fixed maturities and short-term investments	$4,265,457	$154,359	$4,092,776	$840,405

Total equity securities	$158	$53	$—	$—

(1)

On securities impacted by the April 1, 2009 changes to OTTI values, length of time of impairment is measured from the point at which securities returned to a net unrealized loss position (i.e., from April 1, 2009).

(2)

Included within Corporate are certain medium term notes supported primarily by pools of European credit with varying degrees of leverage. The notes have a fair value of $370.8 million and an amortized cost of $423.9 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

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

	(Unaudited) March 31, 2011 (1)		December 31, 2010 (1)

(U.S. dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due after 1 through 5 years	$8,783,690	$8,895,468	$8,807,515	$8,936,246
Due after 5 through 10 years	3,505,053	3,583,282	3,733,842	3,857,055
Due after 10 years	3,750,442	3,617,245	3,877,035	3,710,043

	16,039,185	16,095,995	16,418,392	16,503,344
Residential mortgage-backed securities – Agency	4,928,963	5,058,596	5,020,469	5,164,746
Residential mortgage-backed securities – Non-Agency	1,076,928	874,550	1,256,741	1,021,088
Commercial mortgage-backed securities	1,091,703	1,133,324	1,135,075	1,172,507
Collateralized debt obligations	913,650	755,842	920,080	733,663
Other asset-backed securities	963,476	952,308	964,129	948,831

Total mortgage and asset-backed securities	8,974,720	8,774,620	9,296,494	9,040,835

Total	$25,013,905	$24,870,615	$25,714,886	$25,544,179

(1)

Included in the table above are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments senior to the common and preferred equities of the financial institutions, at their fair value of $640.5 million and $757.8 million at March 31, 2011 and December 31, 2010, respectively. These securities have been distributed in the table based on their call date and have net unrealized losses of $92.1 million and $143.7 million at March 31, 2011 and December 31, 2010, respectively.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

          Factors considered in determining that the remaining gross unrealized loss is not other-than-temporarily impaired include management’s consideration of current and near term liquidity needs and other available sources, an evaluation of the factors and time necessary for recovery.

          Gross unrealized losses of $0.9 billion on available for sale and $62.5 million on held to maturity assets at March 31, 2011 can be attributed to the following significant drivers:

•

gross unrealized losses of $227.5 million related to the non-Agency residential mortgage backed securities (“RMBS”) portfolio (which consists of the Company’s holdings of sub-prime non-agency securities, second liens, asset-backed security (“ABS”) CDOs with sub-prime collateral, Alt-A mortgage exposures and Prime RMBS), which had a fair value of $960.1 million at March 31, 2011. The Company, in conjunction with its investment manager service providers, undertook a security level review of these securities and recognized charges to the extent it believed the discounted cash flow value of any security was below its amortized cost. The Company has recognized realized losses, consisting of charges for OTTI and realized losses from sales, of approximately $1.4 billion since the beginning of 2007 through March 31, 2011 on these asset classes.

•

gross unrealized losses of $227.6 million related to the Company’s Life Operations investment portfolio, which had a fair value of $6.7 billion at March 31, 2011. Of this, $110.5 million of gross unrealized losses related to $1.5 billion of exposures to corporate financial institutions including $493.2 million Tier One and Upper Tier Two securities. At March 31, 2011, this portfolio had an average interest rate duration of 8.2 years, primarily denominated in U.K. sterling and Euros. As a result of the long duration, significant gross losses have arisen as the fair values of these securities are more sensitive to prevailing government interest rates and credit spreads. This portfolio is generally matched to corresponding long duration liabilities. A hypothetical parallel increase in interest rates and credit spreads of 50 and 25 basis points, respectively, would increase the unrealized losses related to this portfolio at March 31, 2011 by approximately $275.6 million and $99.0 million, respectively, on both the available for sale and held to maturity portfolios. Given the long term nature of this portfolio, and the level of credit spreads on financial institutions at March 31, 2011 relative to historical averages within the U.K. and Euro-zone as well as the Company’s liquidity needs at March 31, 2011, the Company believes that these assets will continue to be held until such time as they mature, or credit spreads on financial institutions revert to levels more consistent with historical averages.

•

gross unrealized losses of $168.1 million related to the non-life portfolio of Core CDO holdings (defined by the Company as investments in non-subprime collateralized debt obligations), which consisted primarily of CLOs and had a fair value of $753.6 million at March 31, 2011. The Company evaluated each of these securities in conjunction with its investment manager service providers and recognized charges to the extent it believed the discounted cash flow value of the security was below the amortized cost. The Company believes that the level of impairment is primarily a function of continually wide spreads in the CDO market relative to when assets were recognized during the period, driven by the level of illiquidity in this market. The Company previously announced its intention to reduce its exposure to this asset class over time as a part of its strategic portfolio realignment. The Company believes it is likely that the Company will continue to hold these securities until either maturity or a recovery of value.

•

gross unrealized losses of $177.5 million related to the corporate holdings within the Company’s non-life fixed income portfolios, which had a fair value of $8.7 billion at March 31, 2011. During the year ended March 31, 2011, as a result of declining credit spreads, the gross unrealized losses on these holdings has decreased. Of the gross unrealized losses noted above, $67.3 million relate to financial institutions. In addition, $34.9 million relate to medium term notes primarily supported by pools of investment grade European credit with varying degrees of leverage. These had a fair value of $457.4 million at March 31, 2011. Management believes that expected cash flows over the expected holding period from these bonds is sufficient to support the remaining reported amortized cost.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

          Management, in its assessment of whether securities in a gross unrealized loss position are temporarily impaired, considers the significance of the impairments. The Company had structured credit securities with gross unrealized losses of $73.9 million, with a fair value of $41.1 million, which at March 31, 2011 were impaired by greater than 50% of amortized costs. All of these are mortgage and asset-backed securities. The Company in conjunction with its investment manager service providers, undertook a security level review of these securities and recognized charges to the extent it believed the discounted cash flow value of any security was below its amortized cost. These securities include gross unrealized losses of $49.8 million on non-Agency RMBS, $21.6 million of Core CDOs and $2.5 million of commercial mortgage-backed security (“CMBS”) holdings.

          The Company recorded net impairment charges of $37.4 million for the quarter ended March 31, 2011. The components of the impairments include:

•

For structured credit securities, the Company recorded net impairments of $20.2 million principally on non-agency RMBS securities for the quarter ended March 31, 2011. The Company determined that the likely recovery on these securities was below the carrying value, and, accordingly, recorded an impairment on the securities to the discounted value of the cash flows of these securities.

•

The Company recorded impairments totaling $9.4 million for the quarter ended March 31, 2011 in relation to medium term notes backed primarily by investment grade European credit. The Company adjusted the estimated remaining holding period of certain notes resulting in a shorter reinvestment spectrum.

•	The Company recorded impairments of $7.8 million related to currency losses for the quarter ended March 31, 2011.

          As discussed in Note 2, portions of certain OTTI losses on fixed income securities and short-term investments are recognized in “other comprehensive income (loss)” (“OCI”). Under final authoritative accounting guidance effective April 1, 2009, other than in a situation in which the Company has the intent to sell a security or more likely than not will be required to sell a security, the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors (i.e., interest rates, market conditions, etc.) is recorded as a component of OCI. The net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following table sets forth the amount of credit loss impairments on fixed income securities held by the Company at the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

Quarter Ended March 31, (U.S. dollars in thousands) (Unaudited)	OTTI related to Credit Losses recognized in earnings

	2011	2010

Balance, January 1	$426,372	$537,121
Credit loss impairment recognized in the current period on securities not previously impaired	4,573	10,074
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(125,711)	(15,975)
Credit loss impairments previously recognized on securities impaired to fair value during the period	—	—
Additional credit loss impairments recognized in the current period on securities previously impaired	25,459	27,627
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(523)	(7,099)

Balance, March 31	$330,170	$551,748

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

          The $125.7 million of credit loss impairment previously recognized on securities which matured, paid down, prepaid or were sold during the three months ended March 31, 2011 includes $91.7 million of non-agency RMBS securities.

          The following represents an analysis of net realized gains (losses) on investments:

Quarter Ended March 31, (U.S. dollars in thousands) (Unaudited)	Gross realized gains (losses) on Investments

	2011	2010

Gross realized gains	$27,142	$34,173
Gross realized losses	(93,579)	(70,349)

Net realized gains (losses) on investments	$(66,437)	$(36,176)

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

          On November 1, 2009 and August 1, 2010, the Company elected to hold certain fixed income securities to maturity. Consistent with this intention, the Company has reclassified these securities from available for sale to held to maturity in the consolidated financial statements. As a result of this classification, these fixed income securities are reflected in the held to maturity portfolio and recorded at amortized cost in the consolidated balance sheets and not fair value. The held to maturity portfolio is comprised of long duration non-U.S. securities which are Euro and U.K. sterling denominated. The Company believes this held to maturity strategy is achievable due to the relatively stable and predictable cash flows of the Company’s long-term liabilities within its Life operations segment along with its ability to substitute other assets at a future date in the event that liquidity was required due to changes in expected cash flows or other transactions entered into related to the long-term liabilities supported by the held to maturity portfolio. At March 31, 2011, 99.2% of the held to maturity securities are rated A or higher. The unrealized appreciation at the dates of these transfers continues to be reported as a separate component of shareholders’ equity and is being amortized over the remaining lives of the securities as an adjustment to yield in a manner consistent with the amortization of any premium or discount. On November 1, 2009 and August 1, 2010 the unrealized U.S. dollar equivalent appreciation related to securities transferred at each date was $51.2 million and $76.2 million, respectively, with $122.4 million and $119.0 million unamortized at March 31, 2011 and December 31, 2010, respectively.

          The fair values and amortized cost of held to maturity fixed maturities at March 31, 2011 and December 31, 2010 were:

March 31, 2011 (U.S. dollars in thousands) (Unaudited)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturities
U.S. Government and Government Related/Supported	$10,851	$—	$(170)	$10,681
Corporate	1,367,645	3,749	(32,025)	1,339,369
Residential mortgage-backed securities – Non-Agency	85,095	—	(1,073)	84,022
Other asset-backed securities	294,972	107	(4,534)	290,545
Non-U.S. Sovereign Government, Supranational and Government-Related	1,069,545	4,100	(24,672)	1,048,973

Total fixed maturities held to maturity	$2,828,108	$7,956	$(62,474)	$2,773,590

December 31, 2010 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturities
U.S. Government and Government Related/Supported	$10,541	$164	$(9)	$10,696
Corporate	1,337,797	6,370	(16,325)	1,327,842
Residential mortgage-backed securities – Non-Agency	82,763	634	(546)	82,851
Other asset-backed securities	287,109	1,134	(1,410)	286,833
Non-U.S. Sovereign Government, Supranational and Government- Related	1,010,125	30,680	(6,401)	1,034,404

Total fixed maturities held to maturity	$2,728,335	$38,982	$(24,691)	$2,742,626

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

          The Company had gross unrealized losses at March 31, 2011 and December 31, 2010, totaling $62.5 million and $24.7 million, respectively, on the above held to maturity fixed income securities which it considered to be temporarily impaired as these holdings are predominantly highly rated quality corporate and government holdings and the loss has only arisen due to an interest rate increase in U.K. sterling and Euro currency.

          The contractual maturities of held to maturity income securities are shown below.

	(Unaudited) March 31, 2011		December 31, 2010

(U.S. dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due less than 1 year	$4,255	$4,297	$—	$—
Due after 1 through 5 years	131,785	131,066	125,449	125,416
Due after 5 through 10 years	393,512	385,419	348,797	346,494
Due after 10 years	1,918,489	1,878,241	1,884,217	1,901,032

	2,448,041	2,399,023	2,358,463	2,372,942
Residential mortgage-backed securities – Non-Agency	85,095	84,022	82,763	82,851
Other asset-backed securities	294,972	290,545	287,109	286,833

Total mortgage and asset-backed securities	380,067	374,567	369,872	369,684

Total	$2,828,108	$2,773,590	$2,728,335	$2,742,626

          Other Investments

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

          There is no obligation for the Company to fund any future payments under the embedded credit obligations in excess of the original invested amount. Upon initial adoption of this guidance during 2010, the Company elected the fair value option for impacted securities, which resulted in a decrease being recorded to opening retained earnings of $31.9 million. These securities were previously classified as CDOs within available for sale securities, however, they are now included within “Other Investments.” These securities are carried at fair value with changes in fair value recorded within “Net realized gains and losses on investments” each period. The following tables detail certain features of the instruments at March 31, 2011 and December 31, 2010:

March 31, 2011 (U.S. dollars in thousands)	Weighted Average Life	Amortized Cost	Fair Value	Average Rating	Change in Fair Value during the three months ended March 31, 2011
Synthetic CDO	3.43	$32,558	$42,888	B	$1,400
CDO Squared	6.06	8,762	14,567	B	2,098
	4.09	$41,320	$57,455	B	$3,498

December 31, 2010 (U.S. dollars in thousands)	Weighted Average Life	Amortized Cost	Fair Value	Average Rating	Change in Fair Value during the six months ended December 31, 2010
Synthetic CDO	3.87	$32,175	$41,105	BB	$8,930
CDO Squared	6.04	8,491	12,198	B	3,707
	4.37	$40,666	$53,303	BB	$12,637

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Derivative Instruments

          The Company enters into derivative instruments for both risk management and investment purposes. The Company is exposed to potential loss from various market risks, and manages its market risks based on guidelines established by management. The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value with the changes in fair value of derivatives shown in the consolidated statement of income as “net realized and unrealized gains and losses on derivative instruments” unless the derivatives are designated as hedging instruments. The accounting for derivatives that are designated as hedging instruments is described in Item 8, Note 2(h), “Significant Accounting Policies – Derivative Instruments,” to the Consolidated Financial Statements, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

          The following table summarizes information on the location and gross amounts of derivative fair values contained in the consolidated balance sheet at March 31, 2011 and December 31, 2010:

	(Unaudited) March 31, 2011				December 31, 2010

(U.S. dollars in thousands)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)

Derivatives designated as hedging instruments:
Interest rate contracts (2)	$159,073	$76,106	$—	$—	$161,028	$74,368	$—	$—
Foreign exchange contracts	89,502	3,857	1,955,896	(92,055)	1,850,092	43,226	244,731	(12,161)

Total derivatives designated as hedging instruments	$248,575	$79,963	$1,955,896	(92,055)	$2,011,120	$117,594	$244,731	(12,161)

Derivatives not designated as hedging instruments:
Investment Related Derivatives:
Interest rate exposure	$121,052	$211	$9,005	$—	$117,689	$281	$41,063	$—
Foreign exchange exposure	316,041	6,148	235,176	(5,105)	82,395	1,377	272,724	(6,329)
Credit exposure	83,450	8,180	644,500	(5,016)	128,450	8,143	532,000	(5,295)
Financial market exposure	135,314	1,454	13,366	(16)	135,912	705	4,575	(27)
Commodity futures	1,305	—	—		—	—	—	—
Financial Operations Derivatives: (3)
Credit exposure (2)	—	—	251,078	(25,887)	—	—	246,292	(25,887)
Other Non-Investment Derivatives:
Contingent capital facility	350,000	—	—		350,000	—	—	—
Guaranteed minimum income benefit contract	—	—	71,326	(18,881)	—	—	80,025	(21,190)
Modified coinsurance funds withheld contract	—	—	69,876	—	—	—	72,509	—

Total derivatives not designated as hedging instruments	$1,007,162	$15,993	$1,294,327	$(54,905)	$814,446	$10,506	$1,249,188	$(58,728)

(1)	Derivative instruments in an asset or liability position are included within Other Assets or Other Liabilities, respectively, in the consolidated balance sheet.
(2)

At March 31, 2011 and December 31, 2010, the Company held net cash collateral related to these derivative positions of $19.8 million and $23.0 million, respectively. The collateral balance is included within cash and cash equivalents and the corresponding liability to return the collateral has been offset against the derivative asset within the balance sheet as appropriate under the netting agreement.

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

          At March 31, 2011 and 2010, a portion of the Company’s liabilities are hedged against changes in the applicable designated benchmark interest rate. Interest rate swaps are also used to hedge the changes in fair value of certain fixed rate liabilities and fixed income securities due to changes in the designated benchmark interest rate. In addition, the Company utilizes foreign exchange contracts to hedge the fair value of certain fixed income securities as well as to hedge certain net investments in foreign operations.

          On October 27, 2010, the Company settled three interest rate contracts designated as fair value hedges of certain of the Company’s deposit liability contracts. The derivative contracts were settled for a gain of $149.5 million. The cumulative increase recorded to the carrying value of the deposit liability, representing the effective portion of the hedging relationship, will be amortized through interest expense over the remaining term of the deposit liability contracts. From the date of settlement through March 31, 2011, $3.8 million of the balance was recorded as a reduction of interest expense. The remaining balance of $145.7 million will be amortized over the weighted average period of 35.7 years remaining on these deposit contracts.

          On June 7, 2010, the Company settled the interest rate contracts designated as fair value hedges of certain issues of the Company’s notes payable and debt. The derivative contracts were settled for a gain of $21.6 million. The cumulative increase recorded to the carrying value of the hedged notes payable and debt, representing the effective portion of the hedging relationship, will be amortized through interest expense over the remaining term of the debt. From the date of settlement through March 31, 2011, $5.7 million of the balance was recorded as a reduction of interest expense. The remaining balance of $15.9 million will be amortized over the weighted average period of 3.1 years remaining to maturity of the debt.

          The following table provides the total impact on earnings relating to derivative instruments formally designated as fair value hedges along with the impacts of the related hedged items for the three month periods ended March 31, 2011 and 2010:

At March 31, 2011 (U.S. dollars in thousands) (Unaudited)	Hedged Items – Amount of Gain/(Loss) Recognized in Income Attributable to Risk

Derivatives Designated as Fair Value Hedges:	Gain/(Loss) Recognized in Income on Derivative	Deposit Liabilities	Fixed Maturity Investments	Notes Payable and Debt	Ineffective Portion of Hedging Relationship – Gain/ (Loss)

Interest rate exposure	$(874)
Foreign exchange exposure	(20,425)

Total	$(21,299)	2,381	20,139	—	1,221

At March 31, 2010 (U.S. dollars in thousands) (Unaudited)	Hedged Items – Amount of Gain/(Loss) Recognized in Income Attributable to Risk

Derivatives Designated as Fair Value Hedges:	Gain/(Loss) Recognized in Income on Derivative	Deposit Liabilities	Fixed Maturity Investments	Notes Payable and Debt	Ineffective Portion of Hedging Relationship – Gain/ (Loss)

Interest rate exposure	$6,136
Foreign exchange exposure	35,244

Total	$41,380	(824)	(34,666)	(9,731)	(3,841)

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

          The periodic coupon settlements resulted in an increase to net investment income of nil and $1.0 million for the quarters ended March 31, 2011 and 2010, respectively.

          The periodic coupon settlements resulted in decreases to interest expense of $2.5 million and $14.0 million for the quarters ended March 31, 2011 and 2010, respectively.

          (b) Derivative Instruments Designated as Cash Flow Hedges

          During March 2007, the Company entered into an interest rate swap agreement in connection with the issuance of the 2027 Senior Notes, as described in Item 8, Note 15, “Notes Payable and Debt and Financing Arrangements,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. This transaction, which met the requirements of accounting guidance applicable to a cash flow hedge of a forecasted transaction, was entered into to mitigate the interest rate risk associated with the subsequent issuance of the 2027 Senior Notes. The gain on the settlement of the swap transaction on May 2, 2007 of $3.8 million was credited to AOCI and is being amortized to interest expense over the 20-year term of the related debt. In addition, the Company entered into a treasury rate guarantee agreement in anticipation of the issuance of $300.0 million of 5.25% Senior Notes due September 15, 2014 during 2004. The loss on the settlement of the treasury rate guarantee transaction on August 18, 2004 of $6.3 million was charged to AOCI and is being amortized to interest expense over the 10-year term of the related debt. The impact on earnings relating to these derivative instruments formally designated as cash flow hedges for each of the quarters ended March 31, 2011 and 2010 were increases to interest expense of $0.1 million.

          (c) Derivative Instruments Designated as Hedges of the Net Investment in a Foreign Operation

          The Company utilizes foreign exchange contracts to hedge the fair value of certain net investments in foreign operations. During the three months ended March 31, 2011, the Company entered into foreign exchange contracts that were formally designated as hedges of the investment in foreign subsidiaries, the majority of which have functional currencies of either U.K. sterling or the Euro. The U.S. dollar equivalent of foreign denominated net assets of $1.4 billion and $372.7 million was hedged during the quarter ended to March 31, 2011 and 2010, respectively, which resulted in a derivative loss of $41.4 million and a derivative gain of $22.6 million being recorded in the cumulative translation adjustment account within AOCI for each period, respectively. There was no ineffectiveness resulting from these transactions.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Derivative Instruments (Continued)

          (d) Derivative Instruments Not Formally Designated As Hedging Instruments

          The following table provides the total impact on earnings relating to derivative instruments not formally designated as hedging instruments under authoritative accounting guidance. The impacts are all recorded through Net realized and unrealized gains (losses) on derivatives in the income statement for the quarters ended March 31, 2011 and 2010:

(U.S. dollars in thousands) (Unaudited)	Amount of Gain (Loss) Recognized in Income on Derivative

Derivatives not designated as hedging instruments:	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Investment Related Derivatives:
Interest rate exposure	$168	$1,997
Foreign exchange exposure	6,437	(13,437)
Credit exposure	(1,253)	(1,271)
Financial market exposure	1,156	511
Financial Operations Derivatives:
Credit exposure	182	(4,002)
Other Non-Investment Derivatives:
Contingent capital facility	(2,030)	(2,030)
Guaranteed minimum income benefit contract	2,309	1,613
Modified coinsurance funds withheld contract	(4,623)	(20)

Total derivatives not designated as hedging instruments	2,346	(16,639)
Amount of gain (loss) recognized in income from ineffective portion of fair value hedges	1,221	(3,841)

Net realized and unrealized gains (losses) on derivative instruments	$3,567	$(20,480)

          The Company’s objectives in using these derivatives are explained in sections (d) and (e) of this note.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Derivative Instruments (Continued)

          (d)(i) Investment Related Derivatives

          Investment Related Derivatives – Credit Exposure

          Credit derivatives are purchased within the Company’s investment portfolio in the form of single name and basket credit default swaps, which are used to mitigate credit exposure through a reduction in credit spread duration (i.e., macro credit strategies rather than single-name credit hedging) or exposure to selected issuers, including issuers that are not held in the underlying bond portfolio.

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

          (d)(ii) Financial Operations Derivatives – Credit Exposure

          The Company held credit derivative exposures through a limited number of contracts written as part of the Company’s previous financial lines businesses, and through the Company’s prior reinsurance agreements with Syncora, as described below. Following the secondary sale of Syncora common shares, the Company retained some credit derivative exposures written by Syncora and certain of its subsidiaries through reinsurance agreements that had certain derivatives exposures embedded within them. The change in value of the derivative portion of the financial guarantee reinsurance agreements the Company had with Syncora was included in “Net (loss) income from operating affiliates.” Following the closing of the Master Agreement during August 2008, as described in Item 8, Note 4, “Syncora Holdings Ltd,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which terminated certain reinsurance and other agreements, these credit derivative exposures were eliminated by virtue of the commutation of the relevant reinsurance agreements.

          At March 31, 2011 and December 31, 2010, the credit derivative exposures outside of the Company’s investment portfolio consisted of two contracts written by the Company: one that provides credit protection on the senior tranches of a structured finance transaction, and the other a European project finance loan participation. The aggregate outstanding exposure for the two contracts is $251.1 million ($229.4 million principal and $21.7 million interest), and $246.3 million ($226.4 million principal and $19.9 million interest), weighted average contractual term to maturity of 5.1 years and 5.3 years, a total liability recorded of $25.9 million and $25.9 million, and underlying obligations with an average credit rating of B- and B-, at March 31, 2011 and December 31, 2010, respectively.

          The credit protection related to the structured finance transaction is a credit default swap that was executed in 2000. The underlying collateral is predominantly securitized pools of leveraged loans and bonds. The transaction is in compliance with most of the coverage tests except the mezzanine overcollateralization tests. As a result, both interest and principal proceeds are currently redirected to amortize the senior most notes, which reduces the Company’s exposure sooner than originally anticipated. Management continues to monitor its underlying performance and is comfortable with the collateral coverage. The European project finance loan participation benefits from an 80% deficiency guarantee from the German state and federal governments.

          At March 31, 2011, there were no reported events of default on these obligations. Credit derivatives are recorded at fair values, which are determined using either models developed by the Company or third party prices and are dependent upon a number of factors, including changes in interest rates, future default rates, credit spreads, changes in credit quality, future expected recovery rates and other market factors. The change resulting from movements in credit and credit quality spreads is unrealized as the credit derivatives are not traded to realize this resultant value.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Derivative Instruments (Continued)

          (d)(iii) Other Non-Investment Derivatives

          The Company entered into derivatives as part of its contingent capital facility, including put options, interest rate swaps, and asset return swaps. These derivatives are recorded at fair value with changes in fair value recognized in earnings.

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

          (e) Contingent Credit Features

          Certain derivatives agreements entered into by the Company or its subsidiaries contain rating downgrade provisions that permit early termination of the agreement by the counterparty if collateral is not posted following failure to maintain certain credit ratings from one or more of the principal credit rating agencies. If the Company were required to early terminate such agreements due to rating downgrade, it could potentially be in a net liability position at time of settlement. The aggregate fair value of all derivatives agreements containing such rating downgrade provisions that were in a liability position on March 31, 2011 and December 31, 2010 was $25.9 million and $25.9 million, respectively. The Company posted collateral of $5.7 million and nil under these agreements at March 31, 2011 and December 31, 2010, respectively.

7. Share Capital

          (a) Authorized and Issued

          As described in further detail in Item 8, Note 20, “Share Capital,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, on November 2, 2010, the Company announced that its Board of Directors approved a share buyback program, authorizing the Company to purchase up to $1.0 billion of its ordinary shares. During 2010, the Company purchased and cancelled 6.9 million ordinary shares under this program for $144.0 million. During the quarter ended March 31, 2011, the Company purchased and cancelled 7.3 million ordinary shares under this program for $165.6 million. At March 31, 2011, $690.4 million remained available for purchase under this program.

          (b) Preferred shares and Non-controlling Interest in Equity of Consolidated Subsidiaries

           On February 16, 2011, the Company repurchased 30,000 of the outstanding Redeemable Series C preference ordinary shares with a liquidation preference value of $0.75 million for $0.65 million. In addition, the Company repurchased 500 of the outstanding Series E preference ordinary shares with a liquidation preference value of $0.50 million for $0.47 million. As a result of these repurchases, the Company recorded a reduction in Non-controlling interests of approximately $0.13 million in the first quarter of 2011.

          On February 12, 2010, the Company repurchased approximately 4.4 million Redeemable Series C preference ordinary shares with a liquidation value of $110.8 million for approximately $94.2 million, which was a portion of its outstanding Redeemable Series C preference ordinary shares. As a result, a book value gain of approximately $16.6 million was recorded in the first quarter of 2010 to ordinary shareholders.

          (c) Stock Plans

          The Company’s performance incentive programs provide for grants of stock options, restricted stock, restricted stock units and performance units, and stock appreciation rights. Share based compensation granted by the Company generally contains a vesting period of three or four years and certain awards also contain performance conditions. The Company records compensation expense related to each award over its vesting period incorporating the best estimate of the expected outcome of performance conditions where applicable. Compensation expense is generally recorded on a straight line basis over the vesting period of an award. See Item 8, Note 21, “Share Capital,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for further information on the Company’s performance incentive programs and associated accounting.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Share Capital (Continued)

          (c) Stock Plans (Continued)

          On February 28, 2011, the Company granted approximately 1.0 million stock options with a weighted-average grant date fair value of $9.82 per option. The fair value of the options issued was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

Dividend yield	1.90%
Risk free interest rate	2.61%
Volatility	50.0%
Expected lives	6.0	years

          On February 28, 2011, the Company granted approximately 1.0 million restricted stock units to certain employees of the Company and its subsidiaries with an aggregate grant date fair value of approximately $23.5 million. Each restricted stock unit represents the Company’s obligation to deliver to the holder one Ordinary Share upon satisfaction of the three year vesting term. Restricted stock units are granted at the closing market price on the day of grant and entitle the holder to receive dividends declared and paid in the form of additional Ordinary Shares contingent upon vesting.

          On February 28, 2011, the Company granted approximately 1.3 million performance units (representing a potential maximum share payout of approximately 2.6 million Ordinary Shares) to certain employees with an aggregate grant date fair value of approximately $28.4 million. The performance units vest after three years and entitle the holder to ordinary shares of the Company. There are no dividend rights associated with the performance units. Each grant of performance units has a target number of shares, with final payouts ranging from 0% to 200% of the grant amount depending upon a combination of corporate and business segment performance along with each employee’s continued service through the vest date. Performance targets are based on relative and absolute financial performance metrics.

8. Notes Payable and Debt and Financing Arrangements

          All outstanding debt of the Company at March 31, 2011 and December 31, 2010 was issued by XL-Cayman except for the $600 million par value 6.5% Guaranteed Senior Notes due January 2012 which were issued by XL Capital Finance (Europe) plc (“XLCFE”). Both XL-Cayman and XLCFE are wholly-owned subsidiaries of XL-Ireland. These notes are fully and unconditionally guaranteed by XL Company Switzerland GmbH. The Company’s ability to obtain funds from its subsidiaries to satisfy any of its obligations under this guarantee is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the Company operates, including, among others, Bermuda, the United States, Ireland, Switzerland and the U.K. Required statutory capital and surplus for the principal operating subsidiaries of the Company was $6.2 billion at December 31, 2010.

          Letter of Credit Facilities and Other Sources of Collateral

          On March 25, 2011, the Company and certain of its subsidiaries entered into a secured credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, The Bank of New York Mellon, as collateral agent, and the lenders party thereto (the “2011 Credit Agreement”). The 2011 Credit Agreement provides for issuance of letters of credit up to $1 billion, with the option to increase the size of the facility by an additional $500 million at the Company’s discretion, subject to certain conditions. Concurrent with the effectiveness of the 2011 Credit Agreement, the commitments of the lenders under the existing five-year credit agreement dated June 21, 2007 were reduced from $4 billion to $3 billion.

          The commitments under the 2011 Credit Agreement will expire on, and the credit facility is available on a continuous basis during the period commencing on March 25, 2011 and ending on, the earlier of (i) March 25, 2014 and (ii) the date of termination in whole of the commitments upon an optional termination or reduction of the commitments by the account parties or upon an event of default. The obligations of each of the account parties are secured by a perfected security interest in cash and certain designated securities that are pledged to the collateral agent by each account party pursuant to a pledge agreement and a collateral account control agreement. XL-Ireland and specified subsidiaries guarantee the obligations of the account parties under the 2011 Credit Agreement.

          The 2011 Credit Agreement contains covenants that require the Company to maintain a minimum consolidated net worth and a maximum ratio of total consolidated debt to the sum of total consolidated debt plus consolidated net worth, and that require specified subsidiaries to maintain a financial strength rating of no less than “A-” from A.M. Best & Co. In addition, the 2011 Credit Agreement contains other customary affirmative and negative covenants for credit facilities of this type as well as certain customary events of default.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Related Party Transactions

          At March 31, 2011 and December 31, 2010, the Company owned non-controlling stakes in four independent investment management companies (“Investment Manager Affiliates”) that are actively managing client capital and seeking growth opportunities. The Company seeks to develop relationships with specialty investment management organizations, generally acquiring an equity interest in the business. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates and through these funds and partnerships pays management and performance fees to the Company’s Investment Manager Affiliates.

          In the normal course of business, the Company enters into certain quota share reinsurance contracts with a subsidiary of one of its other strategic affiliates, ARX Holding Corporation. During the quarter ended March 31, 2011, these contracts resulted in reported net premiums of $14.1 million, net losses incurred of $7.7 million and reported acquisition costs of $5.8 million. During the same period in 2010, these contracts resulted in reported net premiums of $31.1 million, net losses incurred of $11.7 million and reported acquisition costs of $14.3 million. Management believes that these transactions are conducted at market rates consistent with negotiated arms-length contracts.

          In the normal course of business, the Company enters into cost sharing and service level agreement transactions with certain other strategic affiliates, which management believes to be conducted consistent with arms’-length rates. Such transactions, individually and in the aggregate, are not material to the Company’s financial condition, results of operations and cash flows.

10. Variable Interest Entities

          At times, the Company has utilized variable interest entities both indirectly and directly in the ordinary course of the Company’s business.

          The Company invests in CDOs, and other structured investment vehicles that are issued through variable interest entities as part of the Company’s investment portfolio. The activities of these variable interest entities are generally limited to holding the underlying collateral used to service investments therein. Management has evaluated the nature of the Company’s involvement in such entities and has concluded that the Company is not the primary beneficiary of these variable interest entities as contemplated in current authoritative accounting guidance. The Company’s involvement in these entities is passive in nature and management was not involved in either the establishment or arrangement of these entities. Management does not believe that the Company has the power to direct activities, such as asset selection and collateral management, which most significantly impact the entity’s economic performance. The Company’s financial results are impacted by the changes in fair value of the variable interest entities consistent with the accounting policies applied to invested assets. For further details on the nature of the Company’s investment portfolio, in particular mortgage and asset backed securities which typically represent interests in variable interest entities, see Item 8, Note 8 to the Consolidated Financial Statements, “Investments,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

          The Company has utilized variable interest entities in certain instances as a means of accessing contingent capital. The Company has utilized unconsolidated entities in the formation of contingent capital facilities. The Company’s interest in Stoneheath Re (“Stoneheath”) represents an interest in a variable interest entity under current authoritative accounting guidance; however, the Company is not the primary beneficiary as contemplated in that guidance. The Company’s interest in such entities is as a contributor of variability and not an absorber of losses and, as such, the Company would not be considered the primary beneficiary. Given that there are no contractual requirements or intentions to enter into additional variable interests in this entity, management considers the likelihood of consolidating Stoneheath in the future to be remote. For further details regarding Stoneheath, see Item 8, Note 17, “Off-Balance Sheet Arrangements,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

          The Company has a limited number of remaining outstanding credit enhancement exposures including written financial guarantee and credit default swap contracts. The obligations related to these transactions are often securitized through variable interest entities. The Company is not the primary beneficiary of these variable interest entities as contemplated in current authoritative accounting guidance on the basis that management does not believe that the Company has the power to direct the activities, such as asset selection and collateral management, which most significantly impact each entity’s economic performance. For further details on the nature of the obligations and the size of the Company’s maximum exposure see Note 6, “Derivative Instruments” and Note 12, “Commitments and Contingencies,” herein.

          The credit exposures represent the most significant risks associated with the Company’s involvement with variable interest entities and there have been no significant changes in the nature of the Company’s involvement with variable interest entities during the three months ended March 31, 2011.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent

(U.S. dollars and shares in thousands, except per share amounts) (Unaudited)	(Unaudited) Three Months Ended March 31,

	2011	2010

Basic earnings per ordinary share:
Net income (loss) attributable to XL Group plc	$(227,284)	$143,880
Less: preference share dividends	—	(32,500)
Add: gain on redemption of Redeemable Series C preference ordinary shares	—	16,616

Net income available to ordinary shareholders	$(227,284)	$127,996

Weighted average ordinary shares outstanding – basic	311,478	342,148
Basic earnings per ordinary share	$(0.73)	$0.37

Diluted earnings per ordinary share:
Weighted average ordinary shares outstanding – basic	311,478	342,148
Impact of share based compensation and certain conversion features	—	612

Weighted average ordinary shares outstanding – diluted	311,478	342,760

Diluted earnings per ordinary share	$(0.73)	$0.37

Dividends per ordinary share	$0.11	$0.10

          For the quarters ended March 31, 2011 and 2010, ordinary shares available for issuance under share based compensation plans of 18.2 million, and 12.7 million, respectively, were not included in the calculation of diluted earnings per share because the assumed exercise or issuance of such shares would be anti-dilutive.

          In addition, for the three months ended March 31, 2011 and 2010, ordinary shares available for issuance under the purchase contracts associated with the 10.75% Equity Security Units (the “10.75% Units”) of 30.5 million and 31.8 million, respectively, were not included in the calculation of diluted earnings per share because the assumed issuance of such shares would be anti-dilutive. For further information on the 10.75% Units see Item 8, Note 15, “Notes Payable and Debt Financing Arrangements,” to the Consolidated Financial Statements in the Company’s Annual Report on form 10-K for the year ended December 31, 2010.

12. Commitments and Contingencies

          Financial and Other Guarantee Exposures

          As part of the Company’s legacy financial guarantee business, during January 2011, the Company commuted 32 of the financial guarantee transactions that were outstanding at December 31, 2010, including three non-performing transactions. This commutation eliminated $41.9 million of notional financial guarantee exposure (including principal and interest) for a payment of $22.1 million. This amount was included in the gross claim liability at December 31, 2010. The Company’s outstanding financial guarantee contracts at March 31, 2011 included the reinsurance of 5 financial guarantee contracts with total insured contractual payments outstanding, all of which is principal, of $165.7 million and having a remaining weighted-average contract period of 16.4 years. These contracts provide credit support for a variety of collateral types with the exposures comprised of (i) $108.3 million notional financial guarantee on three notes backed by zero coupon bonds and bank perpetual securities; (ii) $50.2 million notional financial guarantee on a collateralized fund obligation with a collateral cushion in excess of 60% of the Company’s exposure that is currently being wound-up in an orderly manner and (iii) $7.2 million notional financial guarantee relating to future scheduled repayments on a government-subsidized housing project.

          At March 31, 2011, the total gross claim liability and unearned premiums recorded associated with the Company’s legacy financial guarantee business were $1.4 million and $0.5 million, respectively. At March 31, 2011, there were no reported events of default on these obligations.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

          At December 31, 2010, the Company’s outstanding financial guarantee contracts included the reinsurance of 37 financial guarantee contracts with total insured contractual payments outstanding of $204.8 million ($198.7 million of principal and $6.1 million of interest) and having a remaining weighted-average contract period of 13.2 years. These contracts provide credit support for a variety of collateral types. The largest exposures were comprised of (i) $108.3 million notional financial guarantee on three notes backed by zero coupon bonds and bank perpetual securities; (ii) $47.5 million notional financial guarantee on a collateralized fund obligation with a collateral cushion in excess of 60% of the Company’s exposure that is currently being wound-up in an orderly manner and (iii) the remaining $49.0 million of financial guarantees is comprised of 33 separate transactions with varying forms of underlying collateral, including pre-2000 vintage asset backed securities and municipal government bonds. The underlying financial guarantees are diversified and not individually significant.

          At December 31, 2010, the total gross claim liability and unearned premiums recorded associated with the Company’s legacy financial guarantee business were $23.5 million and $0.6 million, respectively. Of the contracts noted above, three contracts with total insured contractual payments outstanding of $9.8 million had experienced an event of default and were considered by the Company to be non-performing at December 31, 2010, while the remaining were considered to be performing at such date.

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

          This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that involve inherent risks and uncertainties. Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward-looking statements. These statements are based upon current plans, estimates and projections. Actual results may differ materially from those included in such forward-looking statements, and therefore undue reliance should not be placed on them. See “Cautionary Note Regarding Forward-Looking Statements” below for a list of factors that could cause actual results to differ materially from those contained in any forward-looking statement, as well as Item 1, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

          This discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements and notes thereto, presented under Item 7 and Item 8, respectively, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

          Executive Overview

          See “Executive Overview” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. That discussion is updated with the disclosures set forth below.

          Impact of Recent Natural Catastrophes

          In the first quarter of 2011, the global insurance and reinsurance markets experienced significant losses from natural catastrophes, including the Japan earthquake and tsunami, the Australian flooding events and the New Zealand earthquake. See “Significant Items Affecting Results of Operations – 1) The impact of significant large natural catastrophe activity” below for a discussion of the Company’s loss estimates for the first quarter 2011 natural catastrophe events.

           Results of Operations and Key Financial Measures

          The following table presents an analysis of the Company’s net income available to ordinary shareholders and other financial measures (described below) for the three months ended March 31, 2011 and 2010:

	(Unaudited) Three Months Ended March 31,

(U.S. dollars and shares in thousands, except per share amounts)	2011	2010

Net income (loss) available to ordinary shareholders	$(227,284)	$127,996
Earnings per ordinary share – basic	$(0.73)	$0.37
Earnings per ordinary share – diluted	$(0.73)	$0.37
Weighted average number of ordinary shares and ordinary share equivalents – basic	311,478	342,148
Weighted average number of ordinary shares and ordinary share equivalents – diluted	311,478	342,760

          The following are some of the financial measures management considers important in evaluating the Company’s operating performance:

	(Unaudited) Three Months Ended March 31,

(U.S. dollars and shares in thousands, except ratios and per share amounts)	2011	2010

Underwriting profit (loss) – property and casualty operations	$(328,064)	$(6,610)
Combined ratio – property and casualty operations	125.8%	100.5%
Net investment income – property and casualty operations(1)	$203,287	$227,980
Book value per ordinary share (2)	$29.95	$26.42
Fully diluted book value per ordinary share (3)	$29.03	$26.38
Annualized return on average shareholders’ equity (4)	NM *	5.9%

(1)	Net investment income relating to P&C operations includes the net investment income related to the net results from structured products.

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

(4)

Annualized return on average shareholders’ equity is a non-GAAP financial measure and is calculated by dividing the annualized net income (loss) for any period by the average of the opening and closing ordinary shareholders’ equity.

*	NM–Not meaningful

Key Financial Measures

Underwriting profit – property and casualty (“P&C”) operations

          One way that the Company evaluates the performance of its insurance and reinsurance operations is the underwriting profit or loss. The Company does not measure performance based on the amount of gross premiums written. Underwriting profit or loss is calculated from premiums earned less net losses incurred and expenses related to underwriting activities. The Company’s underwriting profit for the three month period ended March 31, 2011 was primarily reflective of the combined ratio discussed below.

Combined ratio – P&C operations

          The combined ratio for P&C operations is used by the Company and many other insurance and reinsurance companies as another measure of underwriting profitability. The combined ratio is calculated from the net losses incurred and underwriting expenses as a percentage of the net premiums earned for the Company’s insurance and reinsurance operations. A combined ratio of less than 100% indicates an underwriting profit and greater than 100% reflects an underwriting loss. The Company’s combined ratio for the quarter ended March 31, 2011 is higher than the same period in the previous year, as a result of an increase in both the loss and loss expense ratio and the underwriting expense ratio. The loss and loss expense ratio has increased as a result of higher levels of catastrophe losses and other large loss events in both the insurance and reinsurance segments. The increased underwriting expense ratio is reflective of the additional costs incurred from strategic initiatives and redundancy costs.

Net investment income – P&C operations

          Net investment income related to P&C operations is an important measure that affects the Company’s overall profitability. The largest liability of the Company relates to its unpaid loss reserves, and the Company’s investment portfolio provides liquidity for settlements of the claims to which these reserves relate as they become due. Thus, a significant part of the investment portfolio is invested in fixed income securities. Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates and credit spreads and changes in overall asset allocation. Net investment income related to P&C operations decreased by $24.7 million during the first quarter of 2011 as compared to the same period in the prior year. Overall, portfolio yields have decreased as a result of the impact of declines in U.S. interest rates and cash outflows from the invested portfolio.

Book value per ordinary share

          Management also views the change in the Company’s book value per ordinary share as an additional measure of the Company’s performance. Book value per ordinary share is calculated by dividing ordinary shareholders’ equity by the number of outstanding ordinary shares at any period end. Book value per ordinary share is affected primarily by the Company’s net income (loss), by any changes in the net unrealized gains and losses on its investment portfolio and currency translation adjustments and also the impact of any share buyback or issuance activity.

          Book value per ordinary share decreased by $0.42 in the quarter ended March 31, 2011 due to the net loss in the quarter partially offset by the benefit of share buyback activity. In the quarter ended March 31, 2010, book value per share increased by $1.78 due to a decrease in net unrealized losses, resulting from the impact of improved credit spreads in certain asset classes combined with the benefit from declining interest rates near the end of the quarter, and due to net income attributable to ordinary shareholders of $128.0 million which included a $16.6 million gain associated with the purchase of an additional portion of the Redeemable Series C preference ordinary shares.

          As noted above, fully diluted book value per ordinary share represents book value per ordinary share combined with the impact from dilution of share based compensation including in-the-money stock options and certain other share based compensation units at any period end. In the quarter ended March 31, 2011, fully diluted book value per ordinary share decreased by $0.75 as a result of the net loss in the quarter, combined with an increase in the dilutive impact of our equity units partially offset by the benefit of share buyback activity. In the quarter ended March 31, 2010, fully diluted book value per share increased by $1.78 as a result of the factors contributing to the increase in book value per share noted above.

Annualized return on average ordinary shareholders’ equity

          Return on average ordinary shareholders’ equity (“ROE”) is another non-GAAP financial measure that management considers important in evaluating the Company’s operating performance. ROE is calculated by dividing the net income for any period by the average of the opening and closing ordinary shareholders’ equity. The Company establishes minimum target ROEs for its total operations, segments and lines of business. If the Company’s minimum ROE targets over the longer term are not met with respect to any line of business, the Company seeks to modify and/or exit these lines. In addition, among other factors, the Company’s compensation of its senior officers is dependent on the achievement of the Company’s performance goals to enhance ordinary shareholder value as measured by ROE (adjusted for certain items considered to be “non-operating” in nature). For the first quarter of 2011, ROE was negative due to the net loss from the significant catastrophe losses in the period, discussed under “Significant Items Affecting the Results of Operations.”

Significant Items Affecting the Results of Operations

          The Company’s net income and other financial measures as shown above for the quarter ended March 31, 2011 have been affected by among other things, the following significant items:

1)	The impact of significant large natural catastrophe activity;

2)	Market movement impacts on the Company’s investment portfolio; and

3)	Continuing competitive factors impacting the underwriting environment.

1) The impact of significant large natural catastrophe activity

          Net losses incurred were higher during the first quarter of 2011 as compared to the same period in 2010 as a result of higher levels of natural catastrophe losses in the first quarter of 2011, mainly as a result of the March 11, 2011 earthquake and tsunami in Japan (the “Japan earthquake and tsunami”), the earthquake that struck Christchurch, New Zealand on February 22, 2011 (the “New Zealand earthquake”) and the 2011 flooding events in Australia (the “Australia floods”).

          The Company’s loss estimates are based on combinations of its review of individual treaties and policies expected to be impacted, commercial model outputs, client data received to the date the estimates were made, and consideration of expectations of total insured market loss estimates if available, both from published sources and the Company’s internal analysis. The Company’s loss estimates involve the exercise of considerable judgment due to the complexity and scale of the insured events, and are accordingly subject to revision as additional information becomes available. Actual losses may differ materially from these preliminary estimates.

          The following are analyses of the financial impact on the Company’s results of operations for the quarter ended March 31, 2011 from natural catastrophes:

Quarter Ended March 31, 2011 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total

Operating data:
Catastrophe reinstatement premium earned:
Japan earthquake and tsunami	$—	$17,647	$17,647
Australia floods	—	990	990
New Zealand earthquake	—	(2,389)	(2,389)
Other natural catastrophes (1)	—	—	—

Total net premiums earned	$—	$16,248	$16,248

Gross losses and loss expenses:
Japan earthquake and tsunami	$(75,000)	$(185,475)	$(260,475)
Australia floods	(80,225)	(15,200)	(95,425)
New Zealand earthquake	(5,000)	(97,216)	(102,216)
Other natural catastrophes (1)	—	(2,500)	(2,500)

Total gross losses and loss expenses	$(160,225)	$(300,391)	$(460,616)

Losses and loss expenses recoverable:
Japan earthquake and tsunami	$—	$200	$200
Australia floods	27,525	—	27,525
New Zealand earthquake	—	29,264	29,264
Other natural catastrophes (1)	—	—	—

Total losses and loss expenses recoverable	$27,525	$29,464	$56,989

Underwriting loss - P & C Operations:
Japan earthquake and tsunami	$(75,000)	$(167,628)	$(242,628)
Australia floods	(52,700)	(14,210)	(66,910)
New Zealand earthquake	(5,000)	(70,341)	(75,341)
Other natural catastrophes (1)	—	(2,500)	(2,500)

Total underwriting loss	$(132,700)	$(254,679)	$(387,379)

Loss ratio impact for the quarter ended March 31, 2011	15.1%	64.3%	30.5%

(1)	Other natural catastrophes include Cyclone Yasi.

          For further details see the segment results in the “Income Statement Analysis” below.

2) Market movement impacts on the Company’s investment portfolio

          During the quarter ended March 31, 2011, credit spreads continued to tighten, offset by increasing interest rates. The net impact of the market conditions on the Company’s investment portfolio for the quarter was marginally unfavorable, but losses realized resulted in a decrease in net unrealized losses on available for sale investments as compared to December 31, 2010 of $41.7 million. This represents approximately a 0.1% appreciation on average assets for the quarter ended March 31, 2011.

          The following table provides further detail regarding the movements in relevant credit markets, as well as in government interest rates using selected market indices:

	Interest Rate Movement for the quarter ended March 31, 2011 (1) (‘+’/‘-’ represents increases / decreases in interest rates)	Credit Spread Movement for the quarter ended March 31, 2011 (2) (‘-’ represents tightening of credit spreads)
United States	+ 28 basis points (5 year Treasury)	- 19 basis points (U.S. Corporate A rated)
- 12 basis points (U.S. CMBS, AAA rated)

United Kingdom	+ 29 basis points (10 year Gilt)	- 14 basis points (U.K. Corporate, AA rated)
Euro-zone	+ 83 basis points (5 year Bund)	- 34 basis points (Europe Corporate, A rated)

(1)	Source: Bloomberg Finance L.P.
(2)	Source: Merrill Lynch Global Indices.

          Net realized losses on investments in the quarter ended March 31, 2011 totaled $66.4 million, including net realized losses of approximately $37.4 million related to the impairment of certain of the Company’s fixed income investments, where the Company determined that there was an other-than-temporary decline in the value of those investments related to credit.

          Of the $37.4 million, there were net realized losses of $20.2 million related to credit impairments on structured credit securities. Primarily these represented below investment grade non-Agency RMBS, including those with sub-prime and Alt-A collateral. A further $9.4 million in net realized losses related to impairments of medium term notes backed primarily by investment grade European credit. Consistent with prior quarters, management continues to evaluate the impairment of the investment portfolio and has concluded that, as of March 31, 2011, the remaining gross unrealized losses are temporary in nature.

3) Continuing competitive factors impacting the underwriting environment

          Insurance

          The difficult market conditions continue, however, there have been some early favorable signs of a shift in the market cycle. The Insurance segment’s gross premiums written increased in the first quarter of 2011 as compared to the same period of 2010 by 8.0%. This was driven, in part, by increased premiums resulting from an expanding rate base, which is an indicative sign of economic recovery. Overall premium rates reflected an aggregate price decrease of approximately 1.6% for the quarter, largely influenced by competitive pricing in the U.S. directors and officers (“D&O“) and environmental books as well as the property lines. The Insurance segment continues to be extremely diligent with rates on existing accounts and in the selection of new business. The new business initiatives have seen growth in several areas but in particular, North America construction, U.S. general aviation, International professional, International upper middle markets and certain professional and P&C programs.

          Reinsurance

          The long tail lines of the reinsurance market remain very competitive but the reinsurance segment has had some success in identifying pricing opportunities such as a U.K. motor business. The premium from this new business is one of the significant drivers of the 10.9% increase in gross premiums written in the first quarter of 2011, as compared to the same period of 2010. For excess of loss lines, however, the reinsurance segment has seen a change in market conditions following the Japan earthquake and tsunami. April 1 renewals saw rate increases for both earthquake impacted and non-impacted programs and in the U.S., there were several favorable signs of market change, some of which linked to the first quarter natural catastrophe events but others due to the first quarter release of a new version of a vendor model utilized by the Company and others in the industry to estimate potential aggregate hurricane losses. Given the close proximity of the Japan event to April 1 renewals, most of the proportional lines renewed as expiring. It is expected that the full momentum of any market shift for short tail lines will be more evident at the July 1 renewals but there are already signs of material price increases on U.S. wind renewals that have been submitted to date.

          There can be no assurance, however, that such (re)insurance rate conditions or growth opportunities will be sustained or further materialize, or lead to improvements in our books of business. See “Cautionary Note Regarding Forword-Looking Statements.”

Other Key Focuses of Management

          The Company remains focused on, among other things, tailoring the Company’s business model to focus on its core P&C business, optimizing the P&C investment portfolio, and enhancing its enterprise risk management capabilities. The Company continues to focus on those lines of business within its Insurance and Reinsurance segments that provide the best return on capital. Details relating to these initiatives are discussed in Other Key Focuses of Management in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. That discussion is updated with the disclosures set forth below.

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

          On November 2, 2010, the Company announced that its Board of Directors approved a share buyback program, authorizing the Company to purchase up to $1.0 billion of its ordinary shares. During 2010, the Company purchased and cancelled 6.9 million ordinary shares under this program for $144.0 million. During the quarter ended March 31, 2011, the Company purchased and cancelled 7.3 million ordinary shares under this program for $165.6 million. At March 31, 2011, $690.4 million remained available for purchase under this program.

Risk Management

          Details relating to the Company’s risk management framework are discussed in Other Key Focuses of Management in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. That discussion is updated with the disclosures set forth below.

          The table below shows the Company’s estimated per event net 1% and 0.4% exceedance probability exposures for certain peak natural catastrophe perils regions. These estimates assume that amounts due from reinsurance and retrocession purchases are 100% collectible. There may be credit or other disputes associated with these potential receivables.

			1-in-100 Event		1-in-250 Event

Geographical Zone (U.S. dollars in millions)	Peril	Measurement Date of In-Force Exposures (1)	Probable Maximum Loss (2)	Percentage of Tangible Shareholders’ Equity at March 31, 2011	Probable Maximum Loss (2)	Percentage of Tangible Shareholders’ Equity at March 31, 2011

North America	Earthquake	January 1, 2011	$746	7.9%	$1,129	12.0%
U.S.	Windstorm	January 1, 2011	915	9.7%	1,258	13.3%
Europe	Windstorm	January 1, 2011	515	5.5%	742	7.9%
Japan	Earthquake	January 1, 2011	265	2.8%	342	3.6%
Japan	Windstorm	January 1, 2011	133	1.4%	230	2.4%

(1)	Detailed analyses of aggregated In-force exposures and maximum loss levels are done periodically. The measurement dates represent the date of the last completed detailed analysis by geographical zone.
(2)

Probable maximum losses include secondary uncertainty which incorporates variability around the expected probable maximum loss for each event, does not represent the Company’s maximum potential exposures and are pre-tax.

          See “Significant Items Affecting the Results of Operations - 1) The impact of significant large natural catastrophe activity” above.

          During the first quarter of 2011, a new version of a vendor model utilized by the Company and others in the (re)insurance industry to estimate potential aggregate hurricane losses was released. Although it is still too early to determine the impact that the changes included in the new version of this model may have on the Company’s estimates of probable maximum loss disclosed above, the Company’s estimates could significantly increase as a result of those changes, and the changes could impact the Company’s underwriting strategy or capital management.

Deepwater Horizon

     The Company is a major writer of large, complex energy-related (re)insurance coverages and manages its exposure through, among other items, the purchase of reinsurance. The Company continues to assess its potential third party liability exposures arising out of the Deepwater Horizon oil rig explosion in the Gulf. However, given that the facts are still developing, as well as the complexities of the nature of the event, including indemnities from BP p.l.c., other defenses to liability based on contract and common law and coverage issues, there is considerable uncertainty associated with insurance loss estimations of the event. The eventual resolution of claims and lawsuits brought by private parties and governmental entities against those companies alleged to be responsible in connection with the oil spill, as well as the claims and lawsuits filed by some of such companies against certain other such companies, could have an impact on their defenses to liability and their right to be indemnified, which may impact the Company's exposure to losses arising from the event.

Critical Accounting Policies and Estimates

          See the discussion of the Company’s Critical Accounting Policies and Estimates in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Variable Interest Entities and Other Off-Balance Sheet Arrangements

          For further information, see the discussion of the Company’s variable interest entities and other off-balance sheet arrangements in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and Item 1, Note 10, “Variable Interest Entities,” to the Consolidated Financial Statements included herein.

Segment Results for the three months ended March 31, 2011 compared to the three months ended March 31, 2010

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

          Income Statement Analysis

          Insurance

          The Company’s Insurance segment provides commercial property, casualty and specialty insurance products on a global basis. Products generally provide tailored coverages for complex corporate risks and include the following lines of business: property, casualty, professional liability, environmental liability, aviation and satellite, marine and offshore energy, equine, fine art and specie, excess and surplus lines, surety and other insurance coverages including program business. The Company focuses on those lines of business within its insurance operations that are believed to provide the best return on capital over time. These lines of business are divided across operating units: North America Property and Casualty (“NAPC”), International Property and Casualty (“IPC”), Global Professional Lines (“Professional”) and Global Specialty (“Specialty”).

          The following table summarizes the underwriting results for this segment:

	(Unaudited) Three Months Ended March 31,

(U.S. dollars in thousands)	2011	2010	% Change

Gross premiums written	$1,222,349	$1,131,890	8.0%
Net premiums written	918,900	901,264	2.0%
Net premiums earned	875,920	897,011	(2.4)%
Net losses and loss expenses	(788,513)	(648,319)	21.6%
Acquisition costs	(107,644)	(110,142)	(2.3)%
Operating expenses	(164,095)	(153,236)	7.1%

Underwriting profit (loss)	$(184,332)	$(14,686)	NM *
Net results – structured products	$3,260	$5,639	(42.2)%
Fee income and other	(5,912)	(3,786)	(56.2)%

*	NM – Not meaningful

          Gross premiums written increased in the first quarter of 2011 as compared to the same period of 2010 by 8.0% and, when evaluated in local currency, increased by 8.1%. The IPC and NAPC operating units both experienced increased gross premiums written, driven largely by favorable changes in exposure bases tied to improving economic conditions in IPC primary casualty, the renewal of existing long term agreement (“LTA”) premium in NAPC and IPC, positive amendments to prior year premium estimates across most lines and favorable new business in IPC construction and upper middle markets and NAPC construction, excess casualty and programs business. For Professional and Specialty operating units a reduction in gross premiums written was attributable to lower new business in marine and U.S. professional partially offset by new business in general aviation, specie and certain niche professional lines. In addition, a lower renewable base over the prior year further contributed to the reduction in U.S. professional gross premiums written while adverse amendments to prior year premium estimates negatively affected aerospace premiums.

          Net premiums written increased by 2.0% in the first quarter of 2011 as compared to the same period of 2010. The increase resulted from the gross written premium increases outlined above partially offset by an increase in ceded written premiums of 31.5%. The increase in ceded written premiums relates to increased utilization of facultative reinsurance, primarily in IPC property, increased treaty costs in marine and professional, which also includes additional reinsurance protection, adverse amendments to prior year premium estimates in the IPC primary casualty and middle market excess of loss treaties and increased utilization of quota share treaties in the current quarter driven by the NAPC due to additional premiums in excess casualty.

          Net premiums earned decreased by 2.4% in the first quarter of 2011 as compared to the same period of 2010. The decrease primarily resulted from the overall earn-out of lower net premiums written in the past twelve months particularly in the Professional and Specialty operating units combined with the higher ceded written premiums outlined above.

          The following table presents the ratios for this segment:

	(Unaudited) Three Months Ended March 31,

	2011	2010

Loss and loss expense ratio	90.0%	72.3%
Underwriting expense ratio	31.0%	29.3%

Combined ratio	121.0%	101.6%

          The loss and loss expense ratio includes net losses incurred for both the current quarter and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Insurance segment for the first quarter of 2011 as compared to the same period of 2010:

	(Unaudited) Three Months Ended March 31,

(U.S. dollars in millions)	2011	2010

Property	$(7.0)	$(24.0)
Casualty	0.2	(7.0)
Professional	1.8	(1.8)
Specialty and other	(1.6)	(0.1)

Total	$(6.6)	$(32.9)

Loss and loss expense ratio excluding prior year development	90.8%	75.9%

          Excluding prior year development, the loss ratio for the first quarter of 2011 increased by 14.9 loss percentage points as compared to the same period in 2010 due to higher levels of catastrophe losses occurring in the first quarter of 2011. The Japan earthquake and tsunami, the Australian flooding events and the New Zealand earthquake contributed net losses of $75.0 million, $52.7 million and $5.0 million respectively, in the quarter while the Chilean Earthquake and European Windstorm Xynthia contributed $78.0 million and $1.5 million in net losses respectively, to the prior year quarter. Excluding favorable prior year development and net catastrophe losses in both quarters, the current accident year loss ratio increased by 8.5 points from 2010 to 2011 due to higher large loss activity in the IPC and NAPC energy and property units.

          Net favorable prior year reserve development of $6.6 million for the first quarter of 2011 was mainly attributable to the following:

▪	For property lines, net prior year development during the quarter was $7.0 million favorable as a result of lower than expected actual losses for the 2010 underwriting year non-catastrophe exposures.

▪	For casualty lines, net prior year development during the quarter was $0.2 million unfavorable.

▪	For professional lines, net prior year development was $1.8 million unfavorable due mainly to an increase in the provision for unrecoverable reinsurance in the European discontinued lines.

▪

For specialty and other lines, net prior year development was $1.6 million favorable as a result of better than expected reinsurance recoveries in the discontinued lines partially offset by adverse loss development on several property claims in the programs business.

          The increase in the underwriting expense ratio in the first quarter of 2011 as compared to the same period of 2010 was due to an increase in the operating expense ratio of 1.7 points (18.7% as compared to 17.0%) while the acquisition expense ratio was flat at 12.3% for the first quarter of 2011 and 2010. The increase in the operating expense ratio was mainly as a result of increased compensation costs from higher average number of employees, prior year merit increases, and foreign exchange and from increased corporate cost allocations to the segment.

          Fee income and other decreased in the first quarter of 2011 as compared to the same period of 2010 mainly as a result of the lower engineering fees in NAPC Property and higher expenses related with the Company’s loss prevention consulting services.

          Net results from structured insurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Net results from these contracts have decreased in the first quarter of 2011 as compared to the same period of 2010. The decrease reflects a change in the interest rate hedging strategy on one of the larger transactions combined with the overall run-off nature of this line of business.

          Reinsurance

          The Company’s Reinsurance segment provides casualty, property risk (including engineering), property catastrophe, marine, aviation, and other specialty reinsurance on a global basis with business being written on both a proportional and non-proportional basis and in certain limited instances on a direct basis. The reinsurance operations are structured into geographical operating units: North America, Bermuda, International (Europe and Asia Pacific) and Latin America.

          The following table summarizes the underwriting results for this segment:

	(Unaudited) Three Months Ended March 31,

(U.S. dollars in thousands)	2011	2010	% Change

Gross premiums written	$876,771	$790,423	10.9%
Net premiums written	795,292	695,261	14.4%
Net premiums earned	395,776	366,590	8.0%
Net losses and loss expenses	(420,352)	(243,881)	72.4%
Acquisition costs	(73,526)	(72,605)	1.3%
Operating expenses	(45,630)	(42,028)	8.6%

Underwriting profit	$(143,732)	$8,076	NM *
Net results – structured products	$4,214	$2,476	70.2%
Fee income and other	1,394	319	NM *

*	NM - Not meaningful

          Gross premiums written increased in the first quarter of 2011 as compared to the same period of 2010 by 10.9% and when evaluated in local currency, increased by 10.6%. The premium growth was predominantly from International but also to a lesser extent from Latin and North America units. The growth was attributable to new motor and marine business, recaptured business, as well as positive amendments to prior year premium estimates partially offset by lower casualty renewals. Gross premiums written from the Bermuda operations decreased as a result of the non-renewal of certain property treaties.

          Net premiums written increased by 14.4% in the first quarter of 2011 as compared to the same period of 2010. The increase resulted from the gross written premium increases outlined above coupled with a reduction in ceded written premiums. The decrease in ceded written premiums was mainly from Latin America where the prior year quarter Chilean Earthquake increased ceded reinstatement premiums. In addition, there was a reduction in volume associated with the U.S. agricultural program of which a significant portion was retroceded.

          Net premiums earned increased by 8.0% in the first quarter of 2011 as compared to the same period of 2010. The increase is a reflection of the overall growth in net premiums written in the quarter and reinstatement premiums. In addition, the reinstatement premiums on catastrophe losses, which are earned immediately, increased compared in the first quarter of 2011 as compared to the same period of 2010.

          The following table presents the ratios for this segment:

	(Unaudited) Three Months Ended March 31,

	2011	2010

Loss and loss expense ratio	106.2%	66.5%
Underwriting expense ratio	30.1%	31.3%

Combined ratio	136.3%	97.8%

          The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Reinsurance segment for the three months ended March 31, 2011 and 2010:

	(Unaudited) Three Months Ended March 31,

(U.S. dollars in millions)	2011	2010

Property and other short-tail lines	$(31.3)	$(50.0)
Casualty and other	(33.1)	(3.8)

Total	$(64.4)	$(53.8)

Loss and loss expense ratio excluding prior year development	122.5%	81.2%

          Excluding prior year development, the loss ratio for the first quarter of 2011 increased by 41.3 loss percentage points as compared to the same period in 2010 due to higher levels of catastrophe losses occurring in the first quarter of 2011. The Japan earthquake and tsunami, the Australian flooding events and the New Zealand earthquake contributed net losses of $185.3 million, $15.2 million and $68.0 million respectively, in the quarter while the Chilean Earthquake and European Windstorm Xynthia contributed $79.1 million and $22.0 million in net losses respectively to the prior year quarter. Excluding favorable prior year development and net catastrophe losses in both quarters, the loss ratio increased by 2.8 points from 2010 to 2011 mainly due to a large marine loss in the International unit.

          Net favorable prior year reserve development for the Reinsurance segment of $64.4 million for the first quarter of 2011 was mainly attributable to the following:

▪	Net favorable prior year development of $31.3 million for the short-tailed lines in the quarter and details of these by specific lines are as follows:

▪

For property catastrophe lines, net prior year development during the quarter was $23.1 million favorable with the main components of this being better than expected loss development of $11.0 million from several European windstorm losses and $8.0 million from Hurricanes Katrina and Rita.

▪

For property other lines, net prior year development during the quarter was $13.9 million favorable as a result of lower than expected reported losses across most lines of business and most underwriting years.

	▪	For marine and aviation lines, net prior year development was $5.7 million unfavorable primarily due to reported claim development being above expectations.

▪	Net favorable prior year development of $33.1 million for the long-tailed lines in the quarter and details of these by specific lines are as follows:

▪

For casualty lines, net prior year development during the quarter was $29.6 million favorable primarily related to $11.4 million in better than expected claim activity in the European casualty book of business and $16.2 million related to favorable development on Enron-related professional liability claims.

	▪	For other lines, net prior year development during the quarter was $3.5 million.

          The decrease in the underwriting expense ratio in the first quarter of 2011 as compared to the first quarter of 2010 was due to a decrease in the acquisition expense ratio of 1.2 points (18.6% as compared to 19.8%) while the operating expense ratio was flat at 11.5% for the first quarter of 2011 and 2010.

          Fee income and other increased in the first quarter of 2011 as compared to the first quarter of 2010 due in part to the amendment to the sales proceeds for the renewal rights of the European life, accident and health business, resulting in a charge of $0.4million for the prior year quarter. In addition, fees in Latin America increased during the current quarter following the extension in duration for some treaties whose earnings arose immediately.

          Net results from structured reinsurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Net results from these contracts have increased in the first quarter of 2011 as compared to the same period of 2010 due to higher interest expense associated with an accretion adjustment recorded in the first quarter of 2010 based on changes in expected cash flows on some structured indemnity contracts partially offset by lower net investment income in the current year reflecting run-off nature of this line of business.

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

          The following summarizes the contribution from this segment:

	(Unaudited) Three Months Ended March 31,

(U.S. dollars in thousands)	2011	2010	% Change

Gross premiums written	$97,659	$112,901	(13.5)%
Net premiums written	89,672	104,666	(14.3)%
Net premiums earned	89,687	104,884	(14.5)%
Claims and policy benefits	(133,231)	(123,743)	7.7%
Acquisition costs	(7,320)	(18,390)	(60.2)%
Operating expenses	(2,166)	(3,008)	(28.0)%
Net investment income	76,976	80,344	(4.2)%
Fee income and other	41	40	2.5%
Realized and unrealized gains (losses) on investments	(39,551)	(4,413)	NM *

Contribution from Life operations	$(15,564)	$35,714	NM *

*	NM – Not meaningful

          The following table is an analysis of the Life operations gross premiums written, net premiums written and net premiums earned for the three month periods ended March 31, 2011 and 2010:

	(Unaudited) Three Months Ended March 31, 2011			(Unaudited) Three Months Ended March 31, 2010

(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

Other Life	$57,276	$56,749	$56,764	$74,362	$73,235	$73,453
Annuity	40,383	32,923	32,923	38,539	31,431	31,431

Total	$97,659	$89,672	$89,687	$112,901	$104,666	$104,884

          Gross premiums written decreased in the first quarter of 2011 as compared to the same period of 2010 by 13.5%, driven predominantly by the other life business. The decrease was in line with the run-off expectations following the novation of a number of term assurance treaties during the first quarter of 2010, partially offset by favorable foreign exchange movements. Gross premiums written relating to annuity business marginally increased due to favorable foreign exchange rate movements. Ceded premiums written decreased in line with the run-off expectations, offset in part by foreign exchange movements.

          Net premiums earned decreased in the first quarter of 2011 as compared to the first quarter of 2010 by 14.5%. This decrease was consistent with the decrease in gross and net premiums written as described above.

          Claims and policy benefit reserves increased by 7.7% in the first quarter of 2011 as compared to the same period of 2010, as a result of a $13.6 million gain on recapture of three treaties in the first quarter of 2010, combined with adverse claims experience and negative foreign exchange impact in the current quarter, partially offset by reserve releases generally consistent with movements in premiums written, and in line with natural run-off.

          Acquisition costs decreased in the first quarter of 2011 as compared to the same period of 2010 by 60.2%, largely due to the recaptured treaties in the prior year as outlined above.

          Operating expenses decreased by 28.0% in the first quarter of 2011 as compared to the same period in the prior year due mainly to lower compensation expenses as a result of severance costs in 2010 following the decision to place this business into run-off.

          Net investment income is included in the calculation of contribution from Life operations, as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. Net investment income decreased by 4.2% in the first quarter of 2011 as compared to the same period of 2010, broadly in line with expected returns in underlying currencies, offset by positive foreign exchange.

                    The realized losses on investments within the Life portfolio relate primarily to the sale of European hybrids and subordinated debt. See “Net Realized Gains and Losses and Other than Temporary Declines in the Value of Investments” below for an analysis of the Company’s total realized losses on investments during the quarter ended March 31, 2011.

Investment Activities

                    The following table illustrates the change in net investment income from P&C operations, net income from investment fund affiliates, net realized (losses) gains on investments and net realized and unrealized gains (losses) on investment derivative instruments for the quarter ended March 31, 2011 and 2010:

	(Unaudited) Three Months Ended March 31,

(U.S. dollars in thousands)	2011	2010	% Change

Net investment income – property and casualty operations	$203,287	$227,980	(10.8)%
Net income (loss) from investment fund affiliates (1)	27,150	8,178	NM	*
Net realized (losses) on investments	(66,437)	(36,176)	83.6%
Net realized and unrealized gains (losses) on investment and other derivative instruments	3,567	(20,480)	NM	*

(1)

The Company records the income related to alternative fund affiliates on a one month lag and the private investment fund affiliates on a three month lag in order for the Company to meet the accelerated filing deadlines.

*	NM – Not meaningful

                    Net investment income related to P&C operations decreased in the first quarter of 2011 as compared to the same period of 2010 due primarily to declining portfolio yields. Overall, portfolio yields have decreased as a result of the impact of declines in U.S. interest rates and cash outflows from the invested portfolio.

                    Net income from investment fund affiliates increased in the first quarter of 2011 as compared to the same period of 2010, reflecting solid results from the Company’s alternative funds and strong returns in the private investment portfolio as a result of fair value mark-ups in a number of the funds.

                    The Company manages its investment grade fixed income securities in accordance with investment guidelines approved by the Risk and Finance Committee of the Board of Directors. The following is a summary of the investment portfolio returns for the quarter ended March 31, 2011 and 2010:

	(Unaudited) Three Months Ended March 31,

	2011(1)	2010 (1)

Fixed income portfolios
USD fixed income portfolio	0.9%	2.0%
GBP fixed income portfolio	0.5%	2.6%
EUR fixed income portfolio	(0.3)%	2.6%
Other portfolios
Alternative portfolio (2)	3.3%	1.1%
Equity portfolio (3)	4.8%	NM *
High-Yield fixed income portfolio	2.8%	2.4%

(1)

Portfolio returns are calculated by dividing the sum of gross investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio. Performance is measured in the underlying asset currency.

(2)	Performance on the alternative portfolio reflects the three months ended February 28, 2011 and February 28, 2010, respectively.

(3)	Equity portfolio is negligible in 2010 and accordingly, performance returns are not presented.

*	NM - Not Meaningful

          Net Realized Gains and Losses and Other than Temporary Declines in the Value of Investments

          Net realized losses on investments in the quarter ended March 31, 2011 included net realized losses of approximately $37.4 million related to the write-down of certain of the Company’s fixed income investments. In addition, included in the net realized losses noted above are net realized losses of $29.0 million from sales of investments principally on European financials, including some hybrids and non-Agency RMBS.

          The significant assumptions and inputs associated with the net impairment charges of $37.4 million consist of:

▪

For structured credit securities, the Company recorded net impairments of $20.2 million for the quarter ended March 31, 2011. The Company determined that the likely recovery on these securities was below the carrying value, and accordingly recorded an impairment on the securities to the discounted value of the cash flows of these securities.

▪

The Company recorded impairments totaling $9.4 million for the quarter ended March 31, 2011 in relation to medium term notes backed primarily by investment grade European credit. The Company adusted the estimated remaining holding period of certain notes resulting in a shorter reinvestment spectrum.

▪	The Company recorded impairments of $7.8 million related to currency losses for the quarter ended March 31, 2011.

          Net realized losses in the first quarter of 2010 included net realized losses of $40.2 million related to the write-down of certain of the Company’s fixed income, equity and other investments with respect to which the Company determined that there was an other-than-temporary decline in the value of those investments as well as net realized gains of $4.0 million from sales of investments.

          Net Realized and Unrealized Gains and Losses on Investment-Related Derivatives

          Net realized and unrealized gains on investment derivatives for the quarter ended March 31, 2011 resulted from the Company’s investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments.

          Other Revenues and Expenses

          The following table sets forth other revenues and expenses for the quarter ended March 31, 2011 and 2010:

	(Unaudited) Three Months Ended March 31,

(U.S. dollars in thousands)	2011	2010	% Change

Net income (loss) from operating affiliates (1)	$13,636	$11,606	17.5%
Exchange gains (losses)	(9,514)	21,083	NM	*
Amortization of intangible assets	465	465	NM	*
Corporate operating expenses	35,227	18,863	86.8%
Interest expense (2)	41,728	37,106	12.5%
Income tax (benefit) expense	(32,797)	29,836	NM	*

(1)	The Company generally records the income related to certain operating affiliates on a three month lag in order for the Company to meet accelerated filing deadlines.
(2)	Interest expense does not include interest expense related structured products as reported within the Insurance and Reinsurance segments and Corporate.
*	NM – Not meaningful

          The following table sets forth the net income (loss) from operating affiliates for the quarter ended March 31, 2011 and 2010:

	(Unaudited) Three Months Ended March 31,

(U.S. dollars in thousands)	2011	2010	% Change

Net (loss) from financial operating affiliates	$—	$(1,328)	NM *
Net income from investment manager affiliates	5,167	5,007	3.2%
Net income from other strategic operating affiliates	8,469	7,927	6.8%

Total	$13,636	$11,606	17.5%

*	NM – Not meaningful

          There was no financial operating affiliate income in the first quarter of 2011 reflecting the run-off nature of these investments.

          Investment manager affiliate income was flat in the first quarter of 2011 as compared to the same period in the prior year which reflects the continued solid financial performance across most of the Company’s affiliate managers.

          Strategic operating affiliate income increased marginally in the first quarter of 2011 as compared to the first quarter of 2010 due to higher earnings reported in the first quarter of 2011 relating to an insurance affiliate which writes largely direct U.S. homeowners insurance.

           Foreign exchange losses in the first quarter of 2011 were as a result of an overall movement in the value of the U.S. dollar during the period. The U.S. dollar was weaker against certain European currencies including the U.K. sterling and the Euro, as well as the Canadian dollar, generating a loss for that period. In the first quarter of 2010, the U.S. dollar strengthened against most of the Company’s major currency exposures, particularly the Canadian dollar and U.K. sterling, generating a gain for that period.

          Corporate operating expenses increased in the first quarter of 2011 as compared to the same period in the prior year primarily as a result of certain strategic corporate initiatives taking place in 2011.

          Interest expense increased in the first quarter of 2011 as compared to the same period in the prior year as a result of changes in the Company’s debt hedging activities. In June 2010 interest rate contracts designed as fair value hedges of certain issues of the Company’s notes payable and debt were settled.

          The tax benefit recognized in the first quarter of 2011 and the tax charge incurred in the same period in 2010 reflect the Company’s expected full year effective tax rate applicable in each of the years, applied to the Company’s ordinary loss or ordinary income in the respective periods. The Company expects the tax benefit of $32.8 million that is recognized in the quarter ended March 31, 2011 to be realized over the remainder of the year.

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

          At March 31, 2011 and December 31, 2010, total investments, cash and cash equivalents, accrued investment income and net receivable/(payable) for investments sold/(purchased) were $36.0 billion and $35.8 billion, respectively. The following table summarizes the composition of the Company’s invested assets at March 31, 2011 and December 31, 2010:

(U.S. dollars in thousands)	Carrying value March 31, 2011 (1)	Percent of Total	Carrying Value December 31, 2010 (1)	Percent of Total

Cash and cash equivalents	$3,385,805	9.4%	$3,022,868	8.4%
Net receivable/ (payable) for investments sold/ (purchased)	(33,769)	(0.1)%	(12,599)	0.0%
Accrued investment income	327,308	0.9%	350,091	1.0%
Short-term investments	2,376,783	6.6%	2,048,607	5.7%
Fixed maturities, available for sale:
U.S. Government and Government-Related/Supported	2,095,080	5.8%	2,127,491	5.9%
Corporate	10,028,101	27.8%	10,360,883	29.0%
Residential mortgage-backed securities – Agency	5,058,596	14.0%	5,164,746	14.4%
Residential mortgage-backed securities – Non-Agency	874,550	2.4%	1,021,088	2.9%
Commercial mortgage-backed securities	1,133,324	3.1%	1,172,507	3.3%
Collateralized debt obligations	755,842	2.1%	733,663	2.1%
Other asset-backed securities	952,308	2.6%	948,831	2.7%
U.S. States and political subdivisions of the States	1,357,215	3.8%	1,351,677	3.8%
Non-U.S. Sovereign Government, Supranational and Government-Related	2,615,599	7.4%	2,663,293	7.3%

Total fixed maturities	$24,870,615	69.0%	$25,544,179	71.4%
Fixed maturities, held to maturity:
U.S. Government and Government-Related/Supported (2)	10,851	0.0%	10,541	0.0%
Corporate	1,367,645	3.8%	1,337,797	3.8%
Residential mortgage-backed securities – Non-Agency	85,095	0.2%	82,763	0.2%
Other asset-backed securities	294,972	0.8%	287,109	0.8%
Non-U.S. Sovereign Government, Supranational and Government-Related	1,069,545	3.0%	1,010,125	2.8%

Total fixed maturities, held to maturity	$2,828,108	7.8%	$2,728,335	7.6%
Equity securities	270,992	0.8%	84,767	0.2%
Investments in affiliates	1,028,259	2.9%	1,069,028	3.0%
Other investments	977,695	2.7%	951,723	2.7%

Total investments and cash and cash equivalents	$36,031,796	100.0%	$35,786,999	100%

(1)	Carrying value represents the fair value for available for sale fixed maturities and amortized cost for held to maturity securities.
(2)

U.S. Government and Government-Related/Supported and Non U.S. Sovereign Government, Supranational and Government-Related include government-related securities with an amortized cost of $2,177.6 million and fair value of $2,176.2 million and U.S. Agencies with an amortized cost of $1,015.1 million and fair value of $1,052.8 million.

          The Company reviews on a regular basis its corporate debt concentration, credit quality and compliance with established guidelines. At both March 31, 2011 and December 31, 2010, the average credit quality of the Company’s total fixed income portfolio (including fixed maturities, short-term investments, cash and cash equivalents and net receivable/(payable) for investment sold/(purchased)) was “AA”. At March 31, 2011, approximately 52.8% of the fixed income portfolio excluding operating cash was rated “AAA” by one or more of the principal ratings agencies. Approximately 3.3% was below investment grade or not rated.

          Refer to “Significant Items Affecting the Results of Operations” for further discussion surrounding the impact of credit market movements on the Company’s investment portfolio.

          Gross and Net Unrealized Losses on Available for Sale Investments

          At March 31, 2011, the Company had net unrealized losses on available for sale fixed maturities and short-term investments of $146.2 million. Gross unrealized losses on these investments were $879.4 million. The information presented below for the gross unrealized losses on the Company’s investments at March 31, 2011 shows the potential effect upon future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary. Realized losses or impairments, depending on their magnitude, may have a material adverse effect on the Company’s operations. The decrease in net unrealized losses on investments during the quarter ended March 31, 2011 was primarily due to losses realized during the quarter offset by marginally unfavorable market movement. See Item 3, “Quantitative and Qualitative Disclosures about Market Risk–Credit Risk.”

          The following is an analysis of how long each of those available for sale securities with an unrealized loss at March 31, 2011 had been in a continual unrealized loss position:

(U.S. dollars in thousands) Type of Securities	Length of time in a continual unrealized loss position	(Unaudited) Amount of unrealized loss at March 31, 2011	(Unaudited) Fair Value of Securities in an unrealized loss position at March 31, 2011

Fixed Maturities and Short-Term Investments	Less than six months	$131,494	$4,194,420
	At least 6 months but less than 12 months	91,715	1,330,483
	At least 12 months but less than 2 years	44,932	398,924
	2 years and over	611,194	3,208,181

	Total	$879,335	$9,132,008

Equities	Less than six months	$56	$210
	At least 6 months but less than 12 months	47	164

	Total	$103	$374

          The following is the maturity profile of the available for sale fixed income securities that were in a gross unrealized loss position at March 31, 2011:

(U.S. dollars in thousands) Maturity profile in years of fixed maturities in a continual gross unrealized loss position	(Unaudited) Amount of unrealized loss at March 31, 2011	(Unaudited) Fair value of securities in an unrealized loss position at March 31, 2011

Less than 1 year remaining	$31,739	$515,139
At least 1 year but less than 5 years remaining	115,884	2,576,233
At least 5 years but less than 10 years remaining	68,766	1,250,126
At least 10 years but less than 20 years remaining	58,806	948,008
At least 20 years or more remaining	158,900	1,365,442
Residential mortgage-backed securities - Agency	10,732	504,275
Residential mortgage-backed securities - Non-Agency	228,172	757,026
Commercial mortgage-backed securities	12,667	103,679
Collateralized debt obligations	169,465	738,413
Other asset-backed securities	24,204	373,667

Total	$879,335	$9,132,008

          Factors considered in determining that additional OTTI charges were not warranted include management’s consideration of current and near term liquidity needs and other available sources, and in certain instances an evaluation of the factors and time necessary for recovery. See Item 1, Note 5 to the Consolidated Financial Statements “Investments.”

          Gross Unrealized Gains and Losses

          The following tables summarizes the fair value, gross unrealized losses, credit rating and asset class of securities in a gross unrealized loss position within the Company’s structured credit and corporate portfolios, which comprised $0.8 billion of the Company’s total gross unrealized loss position of $0.9 billion at March 31, 2011. The remaining $0.1 billion is related to government and government-related/supported securities.

(U.S. dollars in millions)
Corporates:	AAA	AA	A	BBB	BB & Below	Total

Financials (1)
Fair value	$235.3	$739.6	$902.7	$383.5	$14.3	$2,275.4
Gross unrealized loss	$(7.7)	$(23.5)	$(88.0)	$(58.0)	$(0.5)	$(177.7)
Non-Financials (2)
Fair value	$114.5	$728.2	$1,866.2	$568.4	$38.8	$3,316.1
Gross unrealized loss	$(4.8)	$(27.3)	$(76.5)	$(52.4)	$(3.0)	$(164.0)
Total
Fair value	$349.8	$1,467.8	$2,768.9	$951.9	$53.1	$5,591.5
Gross unrealized loss	$(12.5)	$(50.8)	$(164.5)	$(110.4)	$(3.5)	$(341.7)
% Impaired (of amortized cost) (3)	(3.5)%	(3.4)%	(5.7)%	(10.6)%	(6.4)%	(5.9)%

Structured Credit:	AAA	AA	A	BBB	BB & Below	Total

CMBS
Fair value	$65.1	$12.6	$12.1	$2.0	$14.1	$105.9
Gross unrealized loss	$(3.5)	$(1.3)	$(3.2)	$(0.1)	$(4.5)	$(12.6)
Non Agency RMBS
Fair value	$201.6	$101.6	$99.3	$94.6	$347.7	$844.8
Gross unrealized loss	$(11.8)	$(9.4)	$(20.8)	$(32.1)	$(153.4)	$(227.5)
Core CDOs (4)
Fair value	$32.0	$112.3	$321.0	$76.7	$196.0	$738.0
Gross unrealized loss	$(2.5)	$(15.7)	$(57.4)	$(22.3)	$(70.3)	$(168.2)
Other Asset & Mortgage Backed Securities
Fair value	$327.2	$105.5	$143.4	$75.2	$34.6	$685.9
Gross unrealized loss	$(6.9)	$(2.3)	$(3.2)	$(7.8)	$(11.1)	$(31.3)
Agency RMBS
Fair value	$580.5	$—	$—	$—	$—	$580.5
Gross unrealized loss	$(10.9)	$—	$—	$—	$—	$(10.9)
Total
Fair Value	$1,206.4	$332.0	$575.8	$248.5	$592.4	$2,955.1
Gross unrealized loss	$(35.6)	$(28.7)	$(84.6)	$(62.3)	$(239.3)	$(450.5)
% Impaired (of amortized cost) (3)	(2.9)%	(8.0)%	(12.9)%	(20.0)%	(28.8)%	(13.2)%

(1)

Included in the gross unrealized losses on corporate financials are gross unrealized losses of $92.3 million on Tier One and upper Tier Two securities of financial institutions (“Hybrids”), as well as $45.3 million of subordinated debt (including lower Tier Two securities) with a fair value of $0.9 billion.

(2)

Included within Corporate are certain floating rate medium term notes supported primarily by pools of European corporate bonds with varying degrees of leverage. The notes have a fair value of $485.0 million and an amortized cost of $511.7 million. These securities have been allocated ratings of the underlying pool of collateral. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(3)	Management considers these impairments to be temporary.

(4)	The Company defines Core CDOs as investments in non-subprime collateralized debt obligations, which primarily consisted of collateralized loan obligations.

          Management, in its assessment of whether securities in a gross unrealized loss position are temporarily impaired, considers the significance of the impairments. The Company had structured credit securities with gross unrealized losses of $73.9 million, with a fair value of $41.1 million, which at March 31, 2011 were impaired by greater than 50% of amortized costs. All of these are mortgage and asset-backed securities. The Company has evaluated each of these securities in conjunction with its investment manager service providers and believes it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost. These securities include gross unrealized losses of $49.8 million on non-Agency RMBS, $21.6 million on Core CDOs and $2.5 million on CMBS holdings.

          Net Unrealized Gains and Losses

          The following table details the Company’s corporate credit exposures by certain asset classes as well as ratings levels within the Company’s fixed income investment portfolio and the current net unrealized (loss) position at March 31, 2011:

(U.S. dollars in millions)
Corporates:	AAA	AA	A	BBB	BB & Below	Total

Financials
Fair value	$579.0	$1,444.6	$1,753.3	$441.3	$31.9	$4,250.1
Net unrealized gain / (loss)	$1.1	$0.6	$(45.0)	$(54.0)	$0.4	$(96.9)
Non-Financials
Fair value	$196.2	$1,716.4	$4,536.6	$1,203.1	$349.7	$8,002.0
Net unrealized gain / (loss)	$(1.1)	$24.7	$76.8	$(5.0)	$18.1	$113.5
Total
Fair value	$775.2	$3,161.0	$6,289.9	$1,644.4	$381.6	$12,252.1
Net unrealized gain / (loss)	$—	$25.3	$31.8	$(59.0)	$18.5	$16.6

          At March 31, 2011, approximately $1.5 billion of the Company’s $4.3 billion in corporate financial sector securities was held in the portfolios supporting the Company’s Life operations portfolio. The assets associated with that business are more heavily weighted towards longer term securities from financial institutions, including a significant portion of the Company’s Tier 1 and Upper Tier 2 securities, representing committed term debt and hybrid instruments senior to the common and preferred equity of the financial institutions. Financials held in Life portfolios accounted for $95.3 million of the Company’s net unrealized loss at March 31, 2011. At March 31, 2011, approximately 42.5% of the overall sensitivity to interest rate risk and 31.5% to credit risk was related to the Life operations portfolio, despite these portfolios accounting for only 19.9% of the fixed income portfolio.

          The following table details the Company’s structured credit exposures by certain asset classes as well as ratings levels within the Company’s fixed income investment portfolio and the current net unrealized gain (loss) position at March 31, 2011:

(U.S. dollars in millions) Structured Credit:	AAA	AA	A	BBB	BB & Below	Total

CMBS
Fair value	$930.2	$154.8	$18.6	$9.2	$20.6	$1,133.4
Net unrealized gain / (loss)	$37.3	$6.5	$(3.0)	$0.4	$0.4	$41.6
Non-Agency RMBS
Fair value	$216.4	$108.4	$103.9	$106.6	$424.8	$960.1
Net unrealized gain / (loss)	$(10.5)	$(8.6)	$(19.9)	$(30.5)	$(132.6)	$(202.1)
Core CDOs (1)
Fair value	$32.0	$112.8	$321.0	$76.7	$211.0	$753.5
Net unrealized gain / (loss)	$(2.5)	$(15.6)	$(57.4)	$(22.3)	$(60.5)	$(158.3)
Other Asset & Mortgage Backed Securities
Fair value	$829.1	$144.3	$163.3	$95.8	$36.2	$1,268.7
Net unrealized gain / (loss)	$5.6	$(1.3)	$(0.7)	$(7.0)	$(10.5)	$(13.9)
Agency RMBS
Fair value	$5,104.1	$—	$—	$—	$—	$5,104.1
Net unrealized gain / (loss)	$130.1	$—	$—	$—	$—	$130.1
Total
Fair value	$7,111.8	$520.3	$606.8	$288.3	$692.6	$9,219.8
Net unrealized gain / (loss)	$160.0	$(19.0)	$(81.0)	$(59.4)	$(203.2)	$(202.6)

(1)	The Company defines Core CDOs as investments in non-mortgage collateralized debt obligations, primarily consisting of collateralized loan obligations.

          The following table details the current exposures to Non-Agency RMBS and Core CDOs within the Company’s fixed income portfolio as well as the current net unrealized (loss) gain position at March 31, 2011 and December 31, 2010:

	March 31, 2011			December 31, 2010

(U.S. dollars in thousands)	Holding at Fair Value	Percent of Fixed Income Portfolio	Net Unrealized (Loss) Gain	Holding at Fair Value	Percent of Fixed Income Portfolio	Net Unrealized (Loss) Gain

Non-Agency RMBS:
Sub-prime first lien mortgages	$367,043	1.1%	$(122,774)	$395,100	1.2%	$(142,395)
Alt-A mortgages	161,154	0.5%	(46,762)	198,005	0.6%	(53,667)
Second lien mortgages (including sub-prime second lien mortgages)	29,952	0.1%	(6,583)	33,069	0.1%	(7,830)
ABS CDOs with sub-prime collateral	3,171	—%	700	3,193	—%	541
Prime RMBS	246,045	0.7%	(23,229)	311,569	0.9%	(28,235)
Other assets	152,712	0.5%	(3,487)	166,489	0.5%	(3,838)

Total exposure to Non-Agency RMBS	$960,077	2.9%	$(202,135)	$1,107,425	3.3%	$(235,424)

Core CDOs	$753,580	2.2%	(158,345)	$733,488	2.2%	(186,636)

          At March 31, 2011, the Company’s sub-prime and Alt-A exposures had adequate underlying loan characteristics and the Company believed at such date that the current amortized cost levels were at or below the discounted cash flow value of the holdings, based on an analysis of subordination levels relative to current expectations of house price declines, loss severities and default levels. The Company had approximately $96.4 million of Non-Agency RMBS downgraded during the quarter ended March 31, 2011. However, 55.8% of the Company’s holdings remain rated investment grade at March 31, 2011.

          Refer to “Significant Items Affecting the Results of Operations” for further discussion surrounding the impact of credit market movements on the Company’s investment portfolio and exposure to sub-prime related assets.

          As noted in Item 8, Note 2, “Significant Accounting Policies,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the determination of the amount of OTTI varies by investment type and is based upon management’s periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management considers a wide range of factors about the securities and uses their best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Management updates its evaluations regularly and reflects additional impairments in net income as determinations are made. Management’s determination of the amount of the impairment taken on investments is highly subjective and could adversely impact the Company’s results of operations. There can be no assurance that management has accurately assessed the level of OTTI taken and reflected in the Company’s financial statements. Furthermore, additional impairments may need to be taken in the future. Historical trends may not be indicative of future impairments.

          Levels of write down or OTTI are also impacted by the Company’s assessment of the intent to sell securities that have declined in value prior to recovery. If, due to changes in circumstances, the Company determines to reposition or realign portions of the portfolio and the Company determines not to hold certain securities in an unrealized loss position to recovery, then the Company will incur OTTI charges, which charges could be significant.

          Fair Value Measurements of Assets and Liabilities

          The Company provides disclosures by level within the fair value hierarchy of the Company’s assets and liabilities that are carried at fair value in Item 1, Note 3, “Fair Value Measurements” to the Consolidated Financial Statements. For a full description of the valuation methodologies utilized by the Company for all asset and liabilities carried at fair value, see Item 8, Note 2, “Significant Accounting Policies,” and Note 3, “Fair Value Measurements,” to the Consolidated Financial Statements, each included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

          At March 31, 2011, our Level 3 assets represented approximately 3.2% of our assets that are measured at fair value and less than 3% of our total assets. Our Level 3 liabilities represented approximately 26.7% of our liabilities that are measured at fair value and less than 1% of our total liabilities at March 31, 2011. As defined in the hierarchy, those assets and liabilities categorized as Level 3 have valuations determined using unobservable inputs. Unobservable inputs may include the entity’s own assumptions about market participant assumptions, applied to a modeled valuation; however, this is not the case with respect to the Company’s Level 3 assets and liabilities. The vast majority of the assets and liabilities classified as Level 3 are made up of those securities for which the values were obtained from brokers where either significant inputs were utilized in determining the value that were difficult to corroborate with observable market data, or sufficient information regarding the specific inputs utilized by the broker were not obtained to support a Level 2 classification.

          At March 31, 2011, the Company did not have any liabilities that were carried at fair value based on Level 3 inputs other than derivative instruments in a liability position.

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

          Unpaid losses and loss expenses totaled $20.8 billion at March 31, 2011, and $20.5 billion at December 31, 2010. The table below represents a reconciliation of the Company’s P&C unpaid losses and loss expenses for the quarter ended March 31, 2011:

(U.S. dollars in thousands)	(Unaudited) Gross unpaid losses and loss expenses	(Unaudited) Unpaid losses and loss expenses recoverable	(Unaudited) Net unpaid losses and loss expenses

Balance at December 31, 2010	$20,531,607	$(3,649,290)	$16,882,317
Losses and loss expenses incurred	1,374,573	(165,708)	1,208,865
Losses and loss expenses paid/recovered	(1,346,962)	272,403	(1,074,559)
Foreign exchange and other	217,740	(22,495)	195,245

Balance at March 31, 2011	$20,776,958	$(3,565,090)	$17,211,868

          While the Company reviews the adequacy of established reserves for unpaid losses and loss expenses regularly, no assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved. In the future, if such reserves develop adversely, such deficiency would have a negative impact on future results of operations. See “Unpaid Losses and Loss Expenses” in Item 1, “Critical Accounting Policies and Estimates,” in Item 7 and Item 8, Note 11 to the Consolidated Financial Statements, each included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for further discussion.

Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balances Receivable

          As a significant portion of the Company’s net premiums written incept in the first three months of the year, certain assets and liabilities have increased at March 31, 2011 compared to December 31, 2010. This includes deferred acquisition costs, unearned premiums, premiums receivable and prepaid reinsurance premiums.

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

          Unpaid losses and loss expense recoverables were $3.6 billion and $3.7 billion at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011 and December 31, 2010, reinsurance balances receivable were $0.2 billion and $0.2 billion, respectively. The table below presents the Company’s net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable at March 31, 2011 and December 31, 2010.

(U.S. dollars in thousands)	(Unaudited) March 31, 2011	December 31, 2010

Reinsurance balances receivable	$229,101	$225,129
Reinsurance recoverable on future policy benefits	23,845	22,597
Reinsurance recoverable on unpaid losses and loss expenses	3,634,337	3,717,405
Bad debt reserve on unpaid losses and loss expenses recoverable and reinsurance balances receivable	(120,194)	(121,917)

Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$3,767,089	$3,843,214

Liquidity and Capital Resources

          Liquidity is a measure of the Company’s ability to generate sufficient cash flows to meet the short and long-term cash requirements of the Company’s business operations. As a global insurance and reinsurance company, one of the Company’s principal responsibilities to its clients is to ensure that the Company has ready access to funds with which to settle large unforeseen claims. The Company would generally expect that positive cash flow from operations (underwriting activities and investment income) will be sufficient to cover cash outflows under most future loss scenarios. However, there is a possibility that unforeseen demands could be placed on the Company due to extraordinary events and, as such, the Company’s liquidity needs may change. Such events include, among other things, several significant catastrophes occurring in a relatively short period of time resulting in material incurred losses; rating agency downgrades of the Company’s core insurance and reinsurance subsidiaries that would require posting of collateral in connection with the Company’s letter of credit and revolving credit facilities, return of unearned premium and/or the settlement of derivative transactions and large scale uncollectible reinsurance recoverables on paid losses (as a result of coverage disputes, reinsurers’ credit problems or decreases in the value of collateral supporting reinsurance recoverables), etc. Any one or a combination of such events may cause a liquidity strain for the Company. In addition, a liquidity strain could also occur in an illiquid market, such as that which was experienced in 2008. Investments that may be used to meet liquidity needs in the event of a liquidity strain may not be liquid, given inactive markets, or may have to be sold at a significant loss as a result of depressed prices. Because each subsidiary focuses on a more limited number of specific product lines than is collectively available from the consolidated group of companies, the mix of business tends to be less diverse at the subsidiary level. As a result, the probability of a liquidity strain, as described above, may be greater for individual subsidiaries than when liquidity is assessed on a consolidated basis. If such a liquidity strain were to occur in a subsidiary, XL-Ireland may be required to contribute capital to the particular subsidiary and/or curtail dividends from the subsidiary to support holding company operations, which may be difficult given that XL-Ireland is a holding company and has limited liquidity.

          A downgrade below “A–” of the Company’s principal insurance and reinsurance subsidiaries by either S&P or A.M. Best, which is two notches below the current S&P financial strength rating of “A” (Stable) and the A.M. Best financial strength rating of “A” (Stable) of these subsidiaries, may trigger cancellation provisions in a significant amount of the Company’s assumed reinsurance agreements and may potentially require the Company to return unearned premiums to cedants. In addition, due to collateral posting requirements under the Company’s letter of credit and revolving credit facilities, such a downgrade may require the posting of cash collateral in support of certain “in use” portions of these facilities. Specifically, a downgrade below “A–” by A.M. Best would trigger such collateral posting requirements for the Company’s largest credit facility. With respect to the Company’s secured letter of credit facility, such a downgrade may result in the sale of all or a portion of the collateral securitizing the credit facility. In addition, in certain limited instances, such downgrades may require the Company to return cash or assets to counterparties or to settle derivative and/or other transactions with the respective counterparties.

          Holding Company Liquidity

          As a holding company, XL-Ireland has no operations of its own and its assets consist primarily of its investments in its subsidiaries. Accordingly, XL-Ireland’s future cash flows largely depend on the availability of dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries and states in which XL-Ireland’s subsidiaries operate, including, among others, Bermuda, the U.S., New York, Ireland, Switzerland and the U.K. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, Item 8, Note 25, “Statutory Financial Data,” to the Consolidated Financial Statements for further discussion and details regarding the dividend capacity of the Company’s major operating subsidiaries. See also Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, “Risk Factors – Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends, make payments on our debt securities and make other payments.” The ability to pay such dividends is also limited by the regulations of the Society of Lloyd’s and certain contractual provisions. No assurance can be given that the Company’s subsidiaries will pay dividends in the future to XL-Ireland.

          Under Irish law, the Company must have sufficient “profits available for distribution” in order to make distributions of cash or assets and redeem and buyback shares. At March 31, 2011, XL-Ireland had $4.7 billion in distributable reserves.

          At March 31, 2011, XL-Ireland and XL-Cayman held cash and investments, net of liabilities associated with cash sweeping arrangements, of $12.0 million and $1.8 billion, respectively, compared to $2.8 million and $1.7 billion, respectively, at December 31, 2010.

          The Company’s principal uses of liquidity are for dividend payments to holders of its ordinary shares and preferred shares, interest and principal payments on debt, capital investments in its subsidiaries and corporate operating expenses.

          All outstanding debt of the Company at March 31, 2011 and December 31, 2010 was issued by XL-Cayman except for the $600 million par value 6.5% Guaranteed Senior Notes due January 2012 which were issued by XL Capital Finance (Europe) plc (“XLCFE”). Both XL-Cayman and XLCFE are wholly-owned subsidiaries of XL-Ireland. These notes are fully and unconditionally guaranteed by XL Company Switzerland GmbH. The Company’s ability to obtain funds from its subsidiaries to satisfy any of its obligations under this guarantee is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the Company operates, including, among others, Bermuda, the United States, Ireland, Switzerland and the U.K. Required statutory capital and surplus for the principal operating subsidiaries of the Company was $6.2 billion at December 31, 2010.

          XL-Ireland and its subsidiaries provide no guarantees or other commitments (express or implied) of financial support to the Company’s subsidiaries or affiliates, except for such guarantees or commitments that are in writing.

          See also the Consolidated Statements of Cash Flows included in Item 1, Financial Statements, above.

          Sources of Liquidity for the Company

          At March 31, 2011, the consolidated Company had cash and cash equivalents of approximately $3.4 billion as compared to approximately $3.0 billion at December 31, 2010. There are three main sources of cash flows for the Company – those provided by operations, investing activities and financing activities.

          Operating Cash Flows

          Historically, cash receipts from operations, consisting of premiums and investment income, generally have provided sufficient funds to pay losses as well as operating expenses of the Company’s subsidiaries and to fund dividends to XL-Ireland. However, as a result of the combination of current soft market conditions, the decision to put the Life segment and certain P&C lines into run-off and lower investment yields, operating cash flows excluding extraordinary events are expected to be lower in 2011 than in prior years. Cash receipts from operations is generally derived from the receipt of investment income on the Company’s investment portfolio as well as the net receipt of premiums less claims and expenses related to the Company’s underwriting activities in its P&C operations as well as its Life operations segment. The Company’s operating subsidiaries provide liquidity in that premiums are generally received months or even years before losses are paid under the policies related to such premiums. Premiums and acquisition expenses are settled based on terms of trade as stipulated by an underwriting contract, and generally are received within the first year of inception of a policy when the premium is written, but can be up to three years on certain reinsurance business assumed. Operating expenses are generally paid within a year of being incurred. Claims, especially for casualty business, may take a much longer time before they are reported and ultimately settled, requiring the establishment of reserves for unpaid losses and loss expenses. Therefore, the amount of claims paid in any one year is not necessarily related to the amount of net losses incurred, as reported in the consolidated statement of income.

          During the quarter ended March 31, 2011, net cash flows provided by operating activities were $63.3 million compared to net cash flows provided by operating activities of $206.8 million for the same period in 2010. The net loss in the quarter ended March 31, 2011 is the primary driver of the reduction in net cash provided by operating activities, when compared to the quarter ended March 31, 2010.

          Investing Cash Flows

          Generally, positive cash flow from operations and financing activities is invested in the Company’s investment portfolio, including affiliates or acquisition of subsidiaries.

          Net cash provided by investing activities was $500.1 million in the quarter ended March 31, 2011 compared to net cash used of $253.8 million for the same period in 2010. The 2011 cash inflow was mainly associated with normal purchase and sale of portfolio investments.

          Financing Cash Flows

          Cash flows related to financing activities include ordinary and preferred share related transactions, the payment of dividends, the issue or repayment of preferred ordinary shares and deposit liability transactions.

          On November 2, 2010, the Company announced that its Board of Directors approved a share buyback program, authorizing the Company to purchase up to $1.0 billion of its ordinary shares. During 2010, the Company purchased and cancelled 6.9 million ordinary shares under this program for $144.0 million. During the quarter ended March 31, 2011, the Company purchased and cancelled 7.3 million ordinary shares under this program for $165.6 million. At March 31, 2011, $690.4 million remained available for purchase under this program.

          During the quarter ended March 31, 2011, net cash flows used in financing activities were $229.5 million. Net cash outflows related primarily to the buybacks of the Company’s ordinary shares as outlined above, repayment of deposit liabilities and the payment of common and preferred dividends. For more information on the buybacks of the Company’s shares please see Item 1, Note 7 to the Consolidated Financial Statements, “Share Capital.”

          In addition, the Company maintains letter of credit facilities which provide liquidity. Details of these facilities are described below in “Capital Resources.”

Capital Resources

          At March 31, 2011 and December 31, 2010, the Company had total shareholders’ equity of $10.3 billion and $10.6 billion, respectively. In addition to ordinary share capital, the Company depends on external sources of financing to support its underwriting activities in the form of:

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

▪	revolving credit to meet short-term liquidity needs.

The following risks are associated with the Company’s requirement to renew its credit facilities:

▪	the credit available from banks may be reduced resulting in the Company’s need to pledge its investment portfolio to customers. This could result in a lower investment yield;

▪	the Company may be downgraded by one or more rating agencies, which could materially and negatively impact the Company’s business, financial condition, results of operations and/or liquidity; and;

▪

the volume of business that the Company’s subsidiaries that are not admitted in the U.S. are able to transact could be reduced if the Company is unable to renew its letter of credit facilities at appropriate amounts.

          Continued consolidation within the banking industry may result in the aggregate amount of credit provided to the Company being reduced. The Company attempts to mitigate this risk by identifying and/or selecting additional banks that can participate in the credit facilities upon renewal.

          The following table summarizes the components of the Company’s current capital resources at March 31, 2011 and December 31, 2010:

(U.S. dollars in thousands)	March 31, 2011	December 31, 2010

Redeemable Series C preference ordinary shares	$71,150	$71,900
Series E preference ordinary shares	999,500	1,000,000
Ordinary share capital	9,269,496	9,613,049

Total ordinary and non-controlling interests capital	$10,340,146	$10,684,949
Notes payable and debt	2,446,983	2,446,735

Total capital	$12,787,129	$13,131,684

          Ordinary Share Capital

          The following table reconciles the opening and closing common equity positions for the quarter ended March 31, 2011 and the year ended December 31, 2010:

(U.S. dollars in thousands)	March 31, 2011	December 31, 2010

Ordinary share equity – beginning of period	$9,613,049	$8,432,417
Net income (loss) attributable to XL Group plc	(227,284)	603,550
Share buybacks	(166,502)	(521,920)
Share issues	10	1,109
Common share dividends	(34,251)	(134,238)
Preferred share dividends	—	(34,694)
Gain on redemption of Series C preference ordinary shares	—	16,616
Change in accumulated other comprehensive income	74,303	1,243,262
Impact of adoption of new authoritative embedded derivative guidance, net of tax	—	(31,917)
Share based compensation and other	10,171	38,864

Ordinary equity – end of period	$9,269,496	$9,613,049

          Debt

          The following table presents the Company’s debt under outstanding securities and lenders’ commitments at March 31, 2011:

				Payments Due by Period

Notes Payable and Debt (U.S. dollars in thousands)	Commitment/ Debt	In Use/ Outstanding	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years

5-year revolver	$750,000	$—	2012	$—	$—	$—	$—
6.50% Guaranteed Senior Notes	600,000	599,746	2012	600,000	—	—	—
5.25% Senior Notes	600,000	597,747	2014	—	—	600,000	—
8.25% Senior Notes	575,000	575,000	2021	—	—	—	575,000
6.375% Senior Notes	350,000	350,000	2024	—	—	—	350,000
6.25% Senior Notes	325,000	324,490	2027	—	—	—	325,000

	$3,200,000	$2,446,983		$600,000	$—	$600,000	$1,250,000

Adjustment to carrying value – impact of fair value hedges		15,934

Carrying value		$2,462,917

          “In Use/Outstanding” data represent March 31, 2011 accreted values. “Payments Due by Period” data represent ultimate redemption values.

          In addition, see Item 1, Note 15, “Notes Payable and Debt and Financing Arrangements,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for further information.

          At March 31, 2011, banks and investors provided the Company and its subsidiaries with $3.2 billion of debt capacity, of which $2.5 billion was utilized by the Company. These facilities consist of:

•	revolving credit facility of $750 million in aggregate.

•

senior unsecured notes of approximately $2.5 billion. These notes require the Company to pay a fixed rate of interest during their terms. At March 31, 2011, there were five outstanding issues of senior unsecured notes:

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

•

$575 million of senior notes due August 2021, with a fixed coupon of 8.25%. These securities are a component of the 10.75% Units that are publicly traded. In addition to the coupon paid on the senior notes, quarterly contract adjustment payments at an annual rate of 2.50% per annum are paid on forward purchase contracts for the Company’s common shares for a total distribution of 10.75% per annum. The purchase contracts mature in August 2011, and the senior notes mature in 2021. In August 2011, the senior notes will be remarketed whereby the interest rate will be reset in order to generate sufficient remarketing proceeds to satisfy the 10.75% Unit holders’ obligations under the purchase contract.

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

          Preferred Shares and Non-controlling Interest in Equity of Consolidated Subsidiaries

          Neither the Redeemable Series C preference ordinary shares nor the Series E preference ordinary shares were transferred from XL-Cayman to XL-Ireland in the Redomestication. Accordingly, subsequent to July 1, 2010, these instruments represent non-controlling interests in the consolidated financial statements of the Company and have been reclassified to non-controlling interest in equity of consolidated subsidiaries. See Note 1, “Basis of Preparation and Consolidation” to the March 31, 2011 consolidated financial statements for further information. At March 31, 2011, the face value of the outstanding Redeemable Series C preference ordinary shares was $71.2 million and the face value of the outstanding Series E preference ordinary shares was $1 billion.

          On February 16, 2011, the Company repurchased 30,000 of the outstanding Redeemable Series C preference ordinary shares with a liquidation value of $0.75 million for $0.65 million. In addition, the Company repurchased 500 of the outstanding Series E preference ordinary shares with a liquidation value of $0.50 million for $0.47 million. As a result of these repurchases, the Company recorded a reduction in Non-controlling interests of approximately $0.13 million in the first quarter of 2011.

          On February 12, 2010, the Company repurchased approximately 4.4 million Redeemable Series C preference ordinary shares with a liquidation value of $110.8 million for approximately $94.2 million, which was a portion of its outstanding Series C preference ordinary shares. As a result, a book value gain of approximately $16.6 million was recorded in the first quarter of 2010 to ordinary shareholders.

          Contingent Capital

          At March 31, 2011, the Company has one contingent capital transaction where the outstanding put option has not been exercised. No up-front proceeds were received by the Company under this transaction. In the event that the associated irrevocable put option agreement is exercised, proceeds previously raised from investors from the issuance of pass-through trust securities would be received in return for the issuance by XL-Cayman of preferred shares. See below for further details on this transaction.

          On December 5, 2006, the Company and certain operating subsidiaries (“Ceding Insurers”) entered into a securities issuance agreement (the “Securities Issuance Agreement”), and certain of the Company’s foreign insurance and reinsurance subsidiaries (“Ceding Insurers”) entered into an excess of loss reinsurance agreement (the “Reinsurance Agreement”), with Stoneheath Re (“Stoneheath”). The net effect of these agreements to the Company is the creation of a contingent put option to issue $350.0 million of preference ordinary shares in the aggregate. The agreements provide the Company with a Reinsurance Collateral Account in support of certain covered perils named in the Reinsurance Agreement. The covered perils include United States wind, European wind, California earthquake and terrorism worldwide. After an initial three-month period, the covered perils as well as the attachment points and aggregate retention amounts may be changed by the Ceding Insurers in their sole discretion. This may result in a material increase or decrease in the likelihood of payment under the Reinsurance Agreement. On each date on which a Ceding Insurer withdraws funds from the Reinsurance Collateral Account, the Company must issue and deliver to Stoneheath an amount of XL-Cayman Series D Preference Shares (the “XL Preferred Securities”) having an aggregate liquidation preference that is equal to the amount of funds so withdrawn from the Collateral Account. The Company is obligated to reimburse Stoneheath for certain fees and ordinary expenses. The initial term of the Reinsurance Agreement was for the period from the Closing Date through June 30, 2007, with four annual mandatory extensions through June 30, 2011 (unless coverage is exhausted thereunder prior to such date). The Ceding Insurers may thereafter extend the Reinsurance Agreement at their option for additional calendar quarters without limit (unless coverage is exhausted thereunder). The contingent put option is recorded at fair value with changes in fair value recognized in earnings. The XL Preferred Securities, if issued, will pay dividends on a non-cumulative basis at a fixed rate of 6.868% per annum through October 15, 2011 and thereafter at a floating rate based on 3-month LIBOR, plus 3.12%.

          Letter of Credit Facilities and other sources of collateral

          At March 31, 2011, the Company had six letter of credit facilities in place with total availability of $5.0 billion, of which $2.3 billion was utilized.

				Amount of Commitment Expiration per period
Other Commercial Commitments (U.S. dollars in thousands)
	Commitment	In Use	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years

Letter of Credit Facility	$250,000	119,040	Continuous	—	—	—	—
Letter of Credit Facility (1)	3,000,000	1,781,544	2012	—	3,000,000	—	—
Letter of Credit Facility (2)	1,000,000	—	2014	—	1,000,000	—	—
Letter of Credit Facility	21	21	Continuous	—	—	—	—
Letter of Credit Facility	75	75	Continuous	—	—	—	—
Letter of Credit Facility	750,000	425,515	Continuous	—	—	—	—

Six letter of credit facilities	$5,000,096	$2,326,195		$—	$4,000,000	$—	$—

(1)	This letter of credit facility includes $750 million that is also included in the “5-year revolver” listed under Notes Payable and Debt.

(2)	The Company has the option to increase the size of this facility by an additional $500 million.

          On March 25, 2011, the Company and certain of its subsidiaries entered into a secured credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, The Bank of New York Mellon, as collateral agent, and the lenders party thereto (the “2011 Credit Agreement”). The 2011 Credit Agreement provides for issuance of letters of credit up to $1 billion, with the option to increase the size of the facility by an additional $500 million at the Company’s discretion, subject to certain conditions. Concurrent with the effectiveness of the 2011 Credit Agreement, the commitments of the lenders under the existing five-year credit agreement dated June 21, 2007 were reduced from $4 billion to $3 billion.

          The commitments under the 2011 Credit Agreement will expire on, and the credit facility is available on a continuous basis during the period commencing on March 25, 2011 and ending on, the earlier of (i) March 25, 2014 and (ii) the date of termination in whole of the commitments upon an optional termination or reduction of the commitments by the account parties or upon an event of default. The obligations of each of the account parties are secured by a perfected security interest in cash and certain designated securities that are pledged to the collateral agent by each account party pursuant to a pledge agreement and a collateral account control agreement. XL-Ireland and specified subsidiaries guarantee the obligations of the account parties under the 2011 Credit Agreement.

          The 2011 Credit Agreement contains covenants that require the Company to maintain a minimum consolidated net worth and a maximum ratio of total consolidated debt to the sum of total consolidated debt plus consolidated net worth, and that require specified subsidiaries to maintain a financial strength rating of no less than “A-” from A.M. Best & Co. In addition, the 2011 Credit Agreement contains other customary affirmative and negative covenants for credit facilities of this type as well as certain customary events of default.

          In the event that such credit support is insufficient, the Company could be required to provide alternative security to cedants. This could take the form of insurance trusts supported by the Company’s investment portfolio or funds withheld (amounts retained by ceding companies to collateralize loss or premium reserves) using the Company’s cash resources or combinations thereof. The face amount of letters of credit required is driven by, among other things, loss development of existing reserves, the payment pattern of such reserves, the expansion of business written by the Company and the loss experience of such business. In addition to letters of credit, the Company has established insurance trusts in the United States that provide cedants with statutory credit for reinsurance under state insurance regulation in the United States.

          The Company reviews current and projected collateral requirements on a regular basis, as well as new sources of collateral. Management’s objective is to maintain an excess amount of collateral sources over expected uses. The Company also reviews its liquidity needs on a regular basis.

          Other

          For information regarding cross-default and certain other provisions in the Company’s debt and convertible securities documents, see Item 7 “Managements’s Discussion and Analysis of Financial Condition and Results of Operations—Cross-Default and Other Provisions in Debt Instruments,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and the Company’s Current Report on Form 8-K filed on March 28, 2011.

          See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” below.

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

          All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following: (i) changes in the size of the Company’s claims relating to natural or man-made catastrophe losses due to the preliminary nature of some reports and estimates of loss and damage to date; (ii) trends in rates for property and casualty insurance and reinsurance; (iii) the timely and full recoverability of reinsurance placed by the Company with third parties, or other amounts due to the Company; (iv) changes in ratings, rating agency policies or practices; (v) changes in the projected amount of ceded reinsurance recoverables and the ratings and creditworthiness of reinsurers; (vi) the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by the Company; (vii) the Company’s ability to successfully implement its business strategy especially during the “soft” market cycle; (viii) increased competition on the basis of pricing, capacity, coverage terms or other factors, which could harm the Company’s ability to maintain or increase its business volumes or profitability; (ix) greater frequency or severity of claims and loss activity than the Company’s underwriting, reserving or investment practices anticipate based on historical experience or industry data; (x) the effects of inflation on the Company’s business, including on pricing and reserving; (xi) developments, including uncertainties related to the depth and duration of the current recession, and future volatility, in the world’s credit, financial and capital markets that adversely affect the performance and valuation of the Company’s investments or access to such markets; (xii) the potential impact on the Company from government-mandated insurance coverage for acts of terrorism; (xiii) the potential for changes to methodologies, estimations and assumptions that underlie the valuation of the Company’s financial instruments that could result in changes to investment valuations; (xiv) changes to the Company’s assessment as to whether it is more likely than not that the Company will be required to sell, or has the intent to sell, available for sale debt securities before their anticipated recovery; (xv) availability of borrowings and letters of credit under the Company’s credit facilities; (xvi) the ability of the Company’s subsidiaries to pay dividends to XL Group plc; (xvii) the potential effect of regulatory developments in the jurisdictions in which the Company operates, including those which could impact the financial markets or increase the Company’s business costs and required capital levels; (xviii) changes in regulation or laws applicable to XL Group plc or its subsidiaries, brokers or customers; (xix) acceptance of the Company’s products and services, including new products and services; (xx) changes in the availability, cost or quality of reinsurance; (xxi) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xxii) loss of key personnel; (xxiii) changes in accounting policies or practices or the application thereof; (xxiv) legislative or regulatory developments including, but not limited to, changes in regulatory capital balances that must be maintained by the Company’s operating subsidiaries and governmental actions for the purpose of stabilizing the financial markets; (xxv) the effects of mergers, acquisitions and divestitures; (xvi) developments related to bankruptcies of companies insofar as they affect property and casualty insurance and reinsurance coverages or claims that the Company may have as a counterparty; (xxvii) changes in general economic conditions, including changes in interest rates, credit spreads, foreign currency exchange rates and other factors; (xxviii) changes in applicable tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof; (xxix) the effects of business disruption or economic contraction due to war, terrorism or other hostilities; (xxx) the Company’s ability to realize the expected benefits from the redomestication; and (xxxi) the other factors set forth in Item 1A, “Risk Factors,” of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and the Company’s other documents on file with the SEC. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by the federal securities laws.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Except as described below, there have been no material changes in the Company’s market risk exposures or how those exposures are managed since December 31, 2010. The following discussion should be read in conjunction with “Quantitative and Qualitative Disclosures about Market Risk,” presented under Item 7A of the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

          Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. The Company is principally exposed to the following market risks: interest rate risk, foreign currency exchange rate risk, equity price risk, credit risk, and other related market risks.

          The majority of the Company’s market risk arises from its investment portfolio which consists of fixed income securities, alternative investments, public equities, private investments, derivatives, other investments, and cash, denominated in both U.S. and foreign currencies, which are sensitive to changes in interest rates, credit spreads, equity prices, foreign currency exchange rates and other related market risks. The Company’s fixed income and equity securities are generally classified as available for sale, and, as such, changes in interest rates, credit spreads on corporate and structured credit, equity prices, foreign currency exchange rates or other related market instruments will have an immediate effect on comprehensive income and shareholders’ equity but will not ordinarily have an immediate effect on net income. Nevertheless, changes in interest rates, credit spreads, equity prices and other related market instruments affect consolidated net income when, and if, a security is sold or impaired.

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

          The principal currencies creating foreign exchange risk for the Company are the U.K. sterling, the Euro, the Swiss Franc and the Canadian dollar. The following tables provide more information on the Company’s exposure to foreign exchange rate risk at March 31, 2011 and December 31, 2010:

March 31, 2011 (Foreign Currency in millions)	Euro	U.K. Sterling	Swiss Franc	Canadian Dollar

Net exposure to key foreign currencies	134.2	(19.5)	241.6	211.1

December 31, 2010 (Foreign Currency in millions)	Euro	U.K. Sterling	Swiss Franc	Canadian Dollar

Net exposure to key foreign currencies	90.3	2.1	268.4	247.8

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

          The table below shows the Company’s aggregate fixed income portfolio by credit rating in percentage terms of the Company’s aggregate fixed income exposure (including fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased) at March 31, 2011.

Percentage of Aggregate Fixed Income Portfolio

AAA	52.8%
AA	15.5%
A	21.8%
BBB	6.6%
BB & below	3.3%
NR	—

Total (1)	100.0%

(1)	Included in the above are $485.0 million or 1.4% of the portfolio which represents medium term notes rated at the average credit rating of the underlying asset pools backing the notes.

          At March 31, 2011, the average credit quality of the Company’s aggregate fixed income investment portfolio was “AA”, excluding operating cash.

          The Company is closely monitoring its corporate financial bond holdings given the events of the past three years. The table below summarizes the Company’s significant exposures (defined as bonds issued by financial institutions with an amortized cost in excess of $50.0 million) to corporate bonds of financial issuers held within its available for sale and held to maturity investment portfolio at March 31, 2011, representing both amortized cost and net unrealized gains (losses):

(U.S. dollars in millions)
Issuer (by Global Ultimate Parent)	Amortized Cost March 31, 2011 (1)	Unrealized Gain/ (Loss) March 31, 2011

Rabobank Nederland NV	$174.9	$(2.5)
Bank of America Corporation	163.1	0.4
Lloyds Banking Group plc	160.4	0.8
The Goldman Sachs Group, Inc.	136.9	0.6
JPMorgan Chase & Co.	128.3	(3.3)
Hsbc Holdings plc	127.0	(2.9)
Citigroup Inc.	120.8	(0.5)
Morgan Stanley	109.8	1.9
BNP Paribas	109.2	(3.0)
Barclays plc	108.3	(18.1)
National Australia Bank Limited	98.7	(2.0)
Wells Fargo & Company	96.5	1.4
The Bank of Nova Scotia	96.1	0.6
Australia and New Zealand Banking Group Limited	93.2	0.2
Credit Suisse Group AG	82.6	0.6
Aviva plc	82.0	(12.5)
UBS AG	81.1	(0.2)
Westpac Banking Corporation	76.4	0.6
Standard Chartered plc	74.8	(1.7)
Canadian Imperial Bank of Commerce	73.5	—
Nordea Bank AB	72.6	(1.4)
Nationwide Building Society	70.1	(5.5)
RFS Holdings B.V.	68.6	1.7
The Bank of New York Mellon Corporation	67.6	0.5
BPCE	66.3	(1.0)
U.S. Bancorp	65.2	(0.9)
Commonwealth Bank of Australia	60.7	(1.1)
Legal & General Group plc	57.9	(4.1)
Bank of Montreal	57.0	0.5
Danske Bank A/S	55.3	(4.4)
Royal Bank of Canada	54.9	0.5
Svenska Handelsbanken AB	53.6	(2.0)
H M Government Cabinet Office (Northern Rock Plc)	53.1	(2.3)
Metlife, Inc.	52.1	2.5

(1)	Government-guaranteed paper has been excluded from the above figures.

          Within the Company’s corporate financial bond holdings, the Company is further monitoring its exposures to hybrid securities, representing Tier One and Upper Tier Two securities of various financial institutions. The following table summarizes the top ten exposures to hybrid securities, listed by amortized cost representing both amortized cost and unrealized (losses):

(U.S. dollars in millions)
Issuer (by Global Ultimate Parent)	Tier One Amortized Cost March 31, 2011	Upper Tier Two Amortized Cost March 31, 2011	Total Amortized Cost March 31, 2011	Net Unrealized (Loss) March 31, 2011

Barclays, Plc	$45.6	$59.9	$105.5	$(17.9)
Aviva PLC.	5.7	54.7	60.4	(10.3)
Danske Bank A/S	34.8	20.5	55.3	(4.4)
Assicurazioni Generali S.P.A	42.8	—	42.8	(6.2)
BNP Paribas	28.5	—	28.5	(2.6)
HSBC Holdings PLC	28.0	—	28.0	(2.8)
Zurich Financial Services AG	—	26.7	26.7	(1.4)
Rabobank Nederland NV	16.7	—	16.7	(1.5)
Nordea Bank AB	—	15.9	15.9	(0.4)
Caisse Federale De Credit Mutuel	6.7	—	6.7	(0.5)

Total	$208.8	$177.7	$386.5	$(48.0)

          At March 31, 2011, the top 10 corporate holdings listed below represent the direct exposure to the corporations listed below, including their subsidiaries, and excludes any securitized, credit enhanced and collateralized asset or mortgage backed securities, cash and cash equivalents, pooled notes and any OTC derivative counterparty exposure, if applicable.

Top 10 Corporate Holdings (1)	Percentage of Aggregate Fixed Income Portfolio (2)

Pfizer Inc.	0.6%
Wal-Mart Stores Inc..	0.6%
General Electric Company	0.6%
Rabobank Nederland NV	0.5%
Bank of America Corporation	0.5%
Lloyds Banking Group PLC	0.5%
The Proctor & Gamble Company	0.5%
Verizon Communications, Inc.	0.4%
AT&T Inc.	0.4%
Glaxosmithkline PLC	0.4%

(1)	Corporate issuers exclude government-backed, government-sponsored enterprises and cash and cash equivalents.

(2)	Includes fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased and excludes government-guaranteed paper.

          At March 31, 2011, the top 5 corporate sector exposures listed below represented 28.6% of the aggregate fixed income investment portfolio and 78.7% of all corporate holdings.

(U.S. dollars in millions)
Top 5 Sector Exposures	Fair Value	Percentage of Aggregate Fixed Income Portfolio

Financials (1)	$4,250.1	12.6%
Consumer, Non-Cyclical	2,228.0	6.6%
Utilities	1,353.3	4.0%
Communications	912.4	2.7%
Energy	903.7	2.7%

Total	$9,647.5	28.6%

(1)	Government-guaranteed paper has been excluded from the above figures.

          Within the Company’s fixed income portfolios, the Company is further monitoring its exposures to holdings representing risk in certain Eurozone countries. In particular, the Company has government holdings of $29.0 million, corporate holdings of $301.4 million and structured credit holdings totaling $4.2 million in Greece, Ireland, Italy, Portugal and Spain. The corporate holdings primarily consist of multinationals with low reliance on local economics and systemically important industries such as utilities and telecoms.

          The Company also has exposure to market movement related to credit risk associated with its mortgage-backed and asset-backed securities. The table below shows the breakdown of the $9.2 billion structured credit portfolio, of which 77.1% is AAA rated:

(U.S. dollars in millions)	Fair Value	Percentage of Structured Portfolio

CMBS	$1,133.4	12.3%
Non-Agency RMBS	960.1	10.4%
Core CDO (non-ABS CDOs and CLOs)	753.5	8.2%
Other ABS	1,268.7	13.8%
Agency RMBS	5,104.1	55.3%

Total	$9,219.8	100.0%

Credit Risk – Other

          Credit derivatives are purchased within the Company’s investment portfolio, have been sold through a limited number of contracts written as part of the Company’s previous XL Financial Solutions business, and were previously entered into through the Company’s prior reinsurance agreements with Syncora, as described below. From time to time, the Company may purchase credit default swaps to hedge an existing position or concentration of holdings. The credit derivatives are recorded at fair value. For further details with respect to the Company’s exposure to Credit derivatives see Item 1, Note 6, “Derivative Instruments”, to the Company’s Consolidated Financial Statements herein.

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

Equity Price Risk

          The Company’s equity investment portfolio as well as other investments, primarily representing certain derivatives and certain affiliate investments, are exposed to mark to market movements associated with equity price risk. Equity price risk is the potential loss arising from changes in the market value of equities. At March 31, 2011, the Company’s equity portfolio was approximately $270.4 million as compared to $84.8 million at December 31, 2010. This excludes fixed income fund investments that generally do not have the risk characteristics of equity investments. At March 31, 2011 and December 31, 2010, the Company’s direct allocation to equity securities was 0.8% and 0.3%, respectively, of the total investment portfolio (including cash and cash equivalents, accrued investment income and net receivable/(payable) for investments sold/(purchased).) The Company also estimates the equity risk embedded in certain alternative and private investments. Such estimates are derived from market exposures provided to the Company by certain individual fund investments and/or internal statistical analyses.

Other Market Risks

          The Company’s private investment portfolio is invested in limited partnerships and other entities that are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments, and risks specific to startup or small companies. At March 31, 2011, the Company’s exposure to private investments was $327.7 million, as compared to $331.7 million at December 31, 2010.

          The Company’s alternative investment portfolio, which is exposed to equity and credit risk as well as certain other market risks, had a total exposure of $896.5 million making up approximately 2.7% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) at March 31, 2011, as compared to December 31, 2010, where the Company had a total exposure of $933.5 million representing approximately 2.8% of the total investment portfolio.

          At March 31, 2011, bond and stock index futures outstanding had a net long position of $39.2 million as compared to a net long position of $14.1 million at December 31, 2010. The Company may reduce its exposure to these futures through offsetting transactions, including options and forwards.

          As noted above, the Company also invests in certain derivative positions which can be impacted by market value movements. For further details on derivative instruments see Item 1, Note 6, “Derivative Instruments,” to the Company’s Consolidated Financial Statements herein.

Sensitivity and Value-at-Risk Analysis

          The table below summarizes the Company’s assessment of the estimated impact on the value of the Company’s investment portfolio at March 31, 2011 associated with an immediate and hypothetical: +100bps increase in interest rates, a -10% decline in equity markets, a +100bps widening in spreads and a +10% widening in spreads. The table also reports the 95%, 1-year VaRs for the Company’s investment portfolios at March 31, 2011, excluding foreign exchange.

          The interest rate, spread risk, and VaR referenced in the table below include the impact of market movements on the Company’s held to maturity fixed maturities from the Company’s Life investment portfolios. While the market value of these holdings is sensitive to prevailing interest rates and credit spreads, the Company’s book value is not impacted as these holdings are carried at amortized cost. At March 31, 2011, if the Company were to exclude these impacts of the Life investment portfolios, the table below would be adjusted to reflect the following reductions: the interest rate risk would be reduced by approximately $281.6 million, absolute spread risk would be reduced by approximately $195.1 million, relative spread risk would be reduced by approximately $17.6 million, and VaR would be reduced by approximately $223.7 million.

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

(U.S. dollars in thousands)	Interest Rate Risk(2)	Equity Risk (3)	Absolute Spread Risk (4)	Relative Spread Risk (5)	VaR (6), (7)

Total Investment Portfolio (1)	$(1,261.3)	$(88.1)	$(1,257.7)	$(174.8)	$1,199.8

A. P&C Investment Portfolio	$(762.5)	$(88.1)	$(828.7)	$(107.3)	$806.2

(I) P&C Fixed Income Portfolio	(762.5)	—	(828.7)	(107.3)	839.1

(a) Cash & Short Term Investments	(7.3)	—	—	—	8.8

(b) Total Government Related	(216.5)	—	(153.5)	(4.0)	209.6

(c) Total Corporate Credit	(320.3)	—	(360.3)	(41.1)	371.7

(d) Total Structured Credit	(218.4)	—	(314.0)	(62.2)	321.9

(II) P&C Non-Fixed Income Portfolio	—	(88.1)	—	—	144.9

(e) Equity Portfolio	—	(34.6)	—	—	62.8

(f) Alternative Portfolio	—	(19.3)	—	—	69.5

(g) Private Investments	—	(34.3)	—	—	68.7

B. Life Investment Portfolio	$(490.1)	$—	$(395.7)	$(65.6)	$452.5

(III) Life Fixed Income Portfolio	(490.1)	—	(395.7)	(65.6)	452.5

(i) Cash & Short Term Investments	—	—	—	—	0.2

(j) Total Government Related	(198.3)	—	(74.0)	(2.7)	201.8

(k) Total Corporate Credit	(244.5)	—	(268.3)	(53.7)	214.2

(l) Total Structured Credit	(47.3)	—	(53.4)	(9.2)	51.2

(IV) Life Non-Fixed Income Portfolio	—	—	—	—	—

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
(3)

The estimated impact on the fair value of the Company’s investment portfolio of an immediate hypothetical -10% change in the value of equity exposures in the Company’s equity portfolio, certain equity-sensitive alternative investments and private equity investments. This includes the Company’s estimate of equity risk embedded in the alternatives and private investment portfolio with such estimates utilizing market exposures provided to the Company by certain individual fund investments, internal statistical analyses, and/or various assumptions regarding illiquidity and concentrations.

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

(6)

The VaR results are based on a 95% confidence interval, with a one year holding period, excluding foreign exchange rate risk. The Company’s investment portfolio VaR at March 31, 2011 is not necessarily indicative of future VaR levels.

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

          The Company is subject to legal proceedings and claims, as described in its Annual Report on Form 10-K for the year ended December 31, 2010. Material developments to such proceedings during the quarter ended March 31, 2011 are described below.

          In August 2005, plaintiffs in a proposed class action (the “Class Action”) that was consolidated into a multidistrict litigation in the United States District Court for the District of New Jersey, captioned In re Brokerage Antitrust Litigation, MDL No. 1663, Civil Action No. 04-5184 (the “MDL”), filed a consolidated amended complaint (the “Amended Complaint”), which named as new defendants approximately 30 entities, including Greenwich Insurance Company, Indian Harbor Insurance Company and XL-Cayman (the “XL Defendants”). In the MDL, the Class Action plaintiffs asserted various claims purportedly on behalf of a class of commercial insureds against approximately 113 insurance companies and insurance brokers through which the named plaintiffs allegedly purchased insurance. The Amended Complaint alleged that the defendant insurance companies and insurance brokers conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements and asserted statutory claims under the Sherman Act, various state antitrust laws and the Racketeer Influenced and Corrupt Organizations Act (“RICO”), as well as common law claims alleging breach of fiduciary duty, aiding and abetting a breach of fiduciary duty and unjust enrichment. By Opinion and Order dated August 31, 2007, the District Court dismissed the Sherman Act claims with prejudice and, by Opinion and Order dated September 28, 2007, the District Court dismissed the RICO claims with prejudice. The plaintiffs then appealed both Orders to the U.S. Court of Appeals for the Third Circuit. On August 16, 2010, the Third Circuit affirmed in large part the District Court’s dismissal. The Third Circuit reversed the dismissal of certain Sherman Act and RICO claims alleged against several defendants including the XL Defendants but remanded those claims to the District Court for further consideration of their adequacy. In light of its reversal and remand of certain of the federal claims, the Third Circuit also reversed the District Court’s dismissal (based on the District Court’s declining to exercise supplemental jurisdiction) of the state-law claims against all defendants. On October 1, 2010 the remaining defendants including the XL Defendants filed motions to dismiss the remanded federal claims and the state-law claims. The motions have been fully briefed and await the District Court’s decision. In March 2011, a majority of the remaining defendants, including the XL Defendants, reached an agreement in principle (subject to the execution of a formal Settlement Agreement and District Court approval) to settle the Class Action. If the parties execute a formal Settlement Agreement and apply for and obtain District Court approval of the proposed settlement, the XL Defendants’ portion of the defendants’ aggregate settlement payment will be $6.75 million and, upon entry by the District Court of a final order approving the settlement, the XL Defendants will be dismissed from the Class Action with prejudice.

          Various XL entities have been named as defendants in three of the many tag-along actions that have been consolidated into the MDL for pretrial purposes. The complaints in these tag-along actions make allegations similar to those made in the Amended Complaint but do not purport to be class actions. On April 4, 2006, a tag-along complaint was filed in the U.S. District Court for the Northern District of Georgia on behalf of New Cingular Wireless Headquarters LLC and several other corporations and remains pending against approximately 100 defendants, including Greenwich Insurance Company, XL Specialty Insurance Company, XL Insurance America, Inc., XL Insurance Company Limited and XL-Cayman. On or about May 21, 2007, a tag-along complaint was filed in the U.S. District Court for the District of New Jersey on behalf of Henley Management Company, Big Bear Properties, Inc., Northbrook Properties, Inc., RCK Properties, Inc., Kitchens, Inc., Aberfeldy LP and Payroll and Insurance Group, Inc. against multiple defendants, including “XL Winterthur International.” On October 12, 2007, a complaint in a third tag-along action was filed in the U.S. District Court for the Northern District of Georgia by Sears, Roebuck & Co., Sears Holdings Corporation, Kmart Corporation and Lands’ End Inc. against many named defendants including X.L. America, Inc., XL Insurance America, Inc., XL Specialty Insurance Company and XL Insurance (Bermuda) Ltd. By order entered on or about October 5, 2010 and confirmed orally by the District Court during a March 2011 conference, the District Court ruled that the tag-along actions, including the three in which the XL entities are named defendants, will remain stayed pending the District Court’s decision on defendants’ October 1, 2010 motions to dismiss the remaining claims in the Class Action.

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

          Legal actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company’s position or liquidity at March 31, 2011.

ITEM 1A.	RISK FACTORS

          Refer to Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for further information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

           (c) Purchases of Equity Securities by the Issuer and Affiliate Purchasers

          The following table provides information about purchases by the Company during the quarter ended March 31, 2011 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

January 1-31, 2011	4,726,892	$22.45	4,719,019	$750.0
February 1-28, 2011	2,536,740	23.52	2,534,400	690.4
March 1-31, 2011	25,011	22.92	—	690.4

Total	7,288,643	$22.82	7,253,419	$690.4

(1)

Shares purchased in connection with the vesting of restricted shares granted under the Company’s restricted stock plan do not represent shares purchased as part of publicly announced plans or programs. All such purchases were made in connection with satisfying tax withholding obligations of those employees. These shares were not purchased as part of the Company’s share buyback program noted below.

(2)

On November 2, 2010, the Company announced that its Board of Directors approved a share buyback program, authorizing the Company to purchase up to $1.0 billion of its ordinary shares. During 2010, the Company purchased and cancelled 6.9 million ordinary shares under this program for $144.0 million. During the quarter ended March 31, 2011, the Company purchased and cancelled 7.3 million ordinary shares under this program for $165.6 million. At March 31, 2011, $690.4 million remained available for purchase under this program.

ITEM 6.	EXHIBITS

The following exhibits are filed as exhibits to this Quarterly Report:

10.1

Aircraft Time Sharing Agreement, dated February 22, 2011, between Michael S. McGavick and X.L. America, Inc., incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (No. 1-10804).

10.2

Credit Agreement, dated as of March 25, 2011, between XL Group plc, XL Group Ltd., X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Re Ltd, XL Re Europe Limited, XL Insurance Company Limited, XL Insurance Switzerland Ltd and XL Life Ltd, as Account Parties, XL Group plc, XL Group Ltd., X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Re Ltd and XL Life Ltd, as Guarantors, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and The Bank of New York Mellon, as Collateral Agent, incorporated by reference to the Company’s Current Report on Form 8-K filed on March 28, 2011 (No. 1-10804).

10.3

Amendment, dated as of March 25, 2011, to the Credit Agreement dated as of June 21, 2007 between XL Group Ltd. (formerly XL Capital Ltd), X.L. America, Inc., XL Insurance (Bermuda) Ltd and XL Re Ltd, as Account Parties and Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent and the Lenders party thereto, incorporated by reference to the Company’s Current Report on Form 8-K filed on March 28, 2011 (No. 1-10804).

10.4

Pledge Agreement, dated as of March 25, 2011, between XL Group plc, XL Group Ltd., X.L. America, Inc., Insurance (Bermuda) Ltd, XL Re Ltd, XL Re Europe Limited, XL Insurance Company Limited, XL Insurance Switzerland Ltd and XL Life Ltd, as Pledgors, JPMorgan Chase Bank, N.A., as Administrative Agent, and The Bank of New York Mellon, as Collateral Agent, incorporated by reference to the Company’s Current Report on Form 8-K filed on March 28, 2011 (No. 1-10804).

31*	Rule 13a-14(a)/15d-14(a) Certifications

32*	Section 1350 Certification

101.INS*	XBRL Instance Document**

101.SCH*	XBRL Taxonomy Extension Schema Document**

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document**

*	Filed herewith.

**

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

Date: May 9, 2011
XL Group plc
(Registrant)
/s/ MICHAEL S. MCGAVICK

Name: Michael S. McGavick
Title: Chief Executive Officer and Director
XL Group plc

Date: May 9, 2011
/s/ IRENE M. ESTEVES

Name: Irene M. Esteves
Title: Executive Vice President and Chief Financial Officer
XL Group plc