Form 10-Q
period 2011-06-30
XL GROUP PLC
filed 2011-08-04
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes ☐     No ☒

          As of August 2, 2011, there were 297,857,722 outstanding Ordinary Shares, $0.01 par value per share, of the registrant.

XL GROUP PLC

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

XL GROUP PLC

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)	(Unaudited) June 30, 2011	December 31, 2010

ASSETS
Investments:
Fixed maturities at fair value (amortized cost: 2011, $25,105,488; 2010, $25,714,886)	$25,151,686	$25,544,179
Equity securities, at fair value (cost: 2011, $282,128; 2010, $56,737)	318,695	84,767
Short-term investments, at fair value (amortized cost: 2011, $2,855,542; 2010, $2,058,447)	2,851,823	2,048,607

Total investments available for sale	28,322,204	27,677,553
Fixed maturities, held to maturity at amortized cost (fair value: 2011, $2,819,505; 2010, $2,742,626)	$2,843,371	$2,728,335
Investments in affiliates	1,120,890	1,081,281
Other investments	968,151	939,470

Total investments	33,254,616	32,426,639
Cash and cash equivalents	2,859,342	3,022,868
Accrued investment income	340,484	350,091
Deferred acquisition costs	728,527	633,035
Ceded unearned premiums	825,728	625,654
Premiums receivable	3,144,108	2,414,912
Reinsurance balances receivable	135,866	171,327
Unpaid losses and loss expenses recoverable	3,685,046	3,671,887
Net receivable from investments sold	74,246	21,716
Goodwill and other intangible assets	843,174	839,508
Deferred tax asset	146,837	143,525
Other assets	583,538	702,189

Total assets	$46,621,512	$45,023,351

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$20,954,317	$20,531,607
Deposit liabilities	1,666,275	1,684,606
Future policy benefit reserves	5,215,549	5,075,127
Unearned premiums	4,205,084	3,484,830
Notes payable and debt	2,461,426	2,464,410
Reinsurance balances payable	419,365	122,250
Net payable for investments purchased	162,260	34,315
Deferred tax liability	89,145	105,667
Other liabilities	749,210	835,590

Total liabilities	$35,922,631	$34,338,402

Commitments and Contingencies
Non-controlling interest - Redeemable Series C preference ordinary shares, 20,000,000 authorized, par value $0.01; Issued and outstanding: (2011, 2,846,000; 2010, 2,876,000)	$71,150	$71,900
Shareholders’ Equity:
Ordinary shares, 999,990,000 authorized, par value $0.01; Issued and outstanding: (2011, 305,161,844; 2010, 316,396,289)	3,052	3,165
Additional paid in capital	8,756,300	8,993,016
Accumulated other comprehensive income	422,971	100,795
Retained earnings	443,627	513,777

Shareholders’ equity attributable to XL Group plc	$9,625,950	$9,610,753
Non-controlling interest in equity of consolidated subsidiaries	1,001,781	1,002,296

Total shareholders’ equity	$10,627,731	$10,613,049

Total liabilities, redeemable preference ordinary shares and shareholders’ equity	$46,621,512	$45,023,351

See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC

CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,

(U.S. dollars in thousands, except per share data)	2011	2010	2011	2010

Revenues:
Net premiums earned	$1,398,339	$1,302,761	$2,759,722	$2,671,246
Net investment income	296,505	302,594	576,768	610,918
Realized investment gains (losses):
Net realized gains (losses) on investments sold	17,632	(3,979)	(11,360)	42
Other-than-temporary impairments on investments	(40,088)	(26,736)	(73,808)	(87,250)
Other-than-temporary impairments on investments transferred to (from) other comprehensive income	12,912	(30,671)	9,187	(10,354)

Total net realized gains (losses) on investments	(9,544)	(61,386)	(75,981)	(97,562)
Net realized and unrealized gains (losses) on derivative instruments	(10,950)	(19,896)	(7,383)	(40,376)
Income (loss) from investment fund affiliates	10,250	19,084	37,400	27,262
Fee income and other	10,582	9,535	19,514	17,953

Total revenues	$1,695,182	$1,552,692	$3,310,040	$3,189,441

Expenses:
Net losses and loss expenses incurred	$823,584	$747,165	$2,032,449	$1,639,365
Claims and policy benefits	137,416	123,375	270,647	247,118
Acquisition costs	215,099	180,560	403,589	381,697
Operating expenses	266,098	244,867	526,625	473,975
Exchange (gains) losses	(8,498)	(32,276)	1,016	(53,359)
Interest expense	55,099	49,149	109,246	98,219
Loss on termination of guarantee	—	23,500	—	23,500
Amortization of intangible assets	44	464	509	929

Total expenses	$1,488,842	$1,336,804	$3,344,081	$2,811,444

Income (loss) before income tax and income (loss) from operating affiliates	$206,340	$215,888	$(34,041)	$377,997
Provision (benefit) for income tax	24,826	42,976	(7,971)	72,812
Income (loss) from operating affiliates	46,251	21,013	59,887	32,619

Net income (loss)	$227,765	$193,925	$33,817	$337,804
Non-controlling interests	(2,102)	80	(35,438)	81

Net income (loss) attributable to XL Group plc	$225,663	$194,005	$(1,621)	$337,885
Preference share dividends	—	(2,194)	—	(34,694)
Gain on redemption of Redeemable Series C preference ordinary shares	—	—	—	16,616

Net income (loss) attributable to ordinary shareholders	$225,663	$191,811	$(1,621)	$319,807

Weighted average ordinary shares and ordinary share equivalents outstanding – basic	309,184	342,056	310,325	342,049

Weighted average ordinary shares and ordinary share equivalents outstanding – diluted	341,989	342,878	310,325	342,781

Earnings per ordinary share and ordinary share equivalent – basic	$0.73	$0.56	$(0.01)	$0.93

Earnings per ordinary share and ordinary share equivalent – diluted	$0.69	$0.56	$(0.01)	$0.93

See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,

(U.S. dollars in thousands)	2011	2010	2011	2010

Net income (loss) attributable to XL Group plc	$225,663	$194,005	$(1,621)	$337,885
Change in net unrealized gains (losses) on investments, net of tax	167,827	321,831	181,206	863,940
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	8,431	2,477	32,666	16,392
Change in OTTI losses recognized in other comprehensive income, net of tax	(1,183)	48,095	24,124	31,637
Change in underfunded pension liability	(53)	85	(397)	3,567
Change in value of cash flow hedge	110	110	220	220
Change in net unrealized gain (loss) on future policy benefit reserves	—	(962)	—	(3,714)
Foreign currency translation adjustments, net	72,741	(75,823)	84,357	(108,308)

Comprehensive income (loss)	$473,536	$489,818	$320,555	$1,141,619

See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	(Unaudited) Six Months Ended June 30,

(U.S. dollars in thousands)	2011	2010

Non-controlling Interest in Equity of Consolidated Subsidiaries:
Balance – beginning of year	$1,002,296	$2,305
Non-controlling interests	1	$(81)
Non-controlling interest share in change in accumulated other comprehensive (income) loss	(16)	4
Purchase of Series E preference ordinary shares	(500)	—

Balance – end of period	$1,001,781	$2,228

Series E Preference Ordinary Shares:
Balance – beginning of year	$—	$10

Balance – end of period	$—	$10

Ordinary Shares:
Balance – beginning of year	$3,165	$3,421
Issuance of ordinary shares	3	—
Exercise of stock options	—	1
Buybacks of ordinary shares	(116)	(1)

Balance – end of period	$3,052	$3,421

Additional Paid in Capital:
Balance – beginning of year	$8,993,016	$10,474,688
Issuance of ordinary shares	976	1,095
Buybacks of ordinary shares	(258,787)	(1,840)
Exercise of stock options, net of tax	1,087	104
Share based compensation expense	20,008	20,628

Balance – end of period	$8,756,300	$10,494,675

Accumulated Other Comprehensive Income (Loss):
Balance – beginning of year	$100,795	$(1,142,467)
Change in net unrealized gains (losses) on investments, net of tax	181,206	863,940
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	32,666	16,392
Change in OTTI losses recognized in other comprehensive income, net of tax	24,124	31,637
Change in underfunded pension liability	(397)	3,567
Change in value of cash flow hedge	220	220
Foreign currency translation adjustments	84,357	(108,308)
Change in net unrealized gain (loss) on future policy benefit reserves	—	(3,714)

Balance – end of period	$422,971	$(338,733)

Retained Earnings (Deficit):
Balance – beginning of year	$513,777	$94,460
Net income (loss) attributable to XL Group plc	(1,621)	337,885
Dividends on preference ordinary shares	—	(34,694)
Dividends on ordinary shares	(68,529)	(68,636)
Gain on redemption of Redeemable Series C preference ordinary shares	—	16,616

Balance – end of period	$443,627	$345,631

Total Shareholders’ Equity	$10,627,731	$10,507,232

See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June,

(U.S. dollars in thousands)	2011	2010

Cash flows provided by (used in) operating activities:
Net income (loss)	$33,817	$337,804
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized losses on sales of investments	75,981	97,562
Net realized and unrealized losses on derivative instruments	7,383	40,376
Amortization of (discounts) on fixed maturities	42,939	20,396
(Income) loss from investment and operating affiliates	(97,287)	(59,881)
Amortization of deferred compensation	17,162	15,586
Accretion of convertible debt	499	500
Accretion of deposit liabilities	40,281	51,229
Unpaid losses and loss expenses	67,088	(139,971)
Depreciation expense	24,248	18,335
Future policy benefit reserves	(61,147)	(124,805)
Unearned premiums	622,665	321,433
Premiums receivable	(652,203)	(300,119)
Unpaid losses and loss expenses recoverable	57,390	61,732
Ceded unearned premiums	(184,010)	(95,083)
Reinsurance balances receivable	37,536	132,088
Deferred acquisition costs	(79,060)	(21,706)
Reinsurance balances payable	279,074	(34,782)
Deferred tax asset - net	(51,297)	51,008
Derivatives	(46,619)	231,329
Other assets	75,708	55,262
Other liabilities	(132,549)	(155,048)
Other	29,728	(132,218)

Total adjustments	$73,510	$33,223

Net cash provided by (used in) operating activities	$107,327	$371,027

Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$2,489,705	$2,386,683
Proceeds from redemption of fixed maturities and short-term investments	1,325,898	1,438,725
Proceeds from sale of equity securities	157,727	37,344
Purchases of fixed maturities and short-term investments	(3,527,609)	(3,850,644)
Purchases of equity securities	(381,918)	(41,026)
Net dispositions of investment affiliates	11,684	174,179
Other investments, net	8,877	(8,728)

Net cash provided by (used in) investing activities	$84,364	$136,533

Cash flows (used in) financing activities:
Proceeds from issuance of ordinary shares	$1,089	$—
Buybacks of ordinary shares	(258,903)	(1,840)
Redemption of Redeemable Series C preference ordinary shares	—	(94,157)
Dividends paid on ordinary shares	(68,073)	(68,398)
Dividends paid on preference ordinary shares	—	(38,073)
Distributions to non-controlling interests	(35,599)	—
Deposit liabilities	(52,565)	(64,120)

Net cash (used in) financing activities	$(414,051)	$(266,588)
Effects of exchange rate changes on foreign currency cash	58,834	(83,475)

Increase (decrease) in cash and cash equivalents	(163,526)	157,497
Cash and cash equivalents – beginning of period	3,022,868	3,643,697

Cash and cash equivalents – end of period	$2,859,342	$3,801,194

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

          As described in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2011, as part of the Redomestication, neither the Redeemable Series C preference ordinary shares nor the Series E preference ordinary shares were transferred from XL-Cayman to XL-Ireland. Accordingly, subsequent to July 1, 2010, these instruments represent non-controlling interests in the consolidated financial statements of the Company. The Redeemable Series C preference ordinary shares should have been reclassified as Non-controlling interest – Redeemable Series C preference ordinary shares and the Series E preference ordinary shares should have been reclassified as Non-controlling interest in equity of consolidated subsidiaries. As a result, during the annual period ended December 31, 2010 and the quarterly period ended September 30, 2010, amounts related to the Redeemable Series C preference ordinary shares and the Series E preference ordinary shares were not correctly classified in the consolidated financial statements of the Company. Management believes that the misclassifications are not material to the previously issued financial statements and accordingly, the Company has revised the December 31, 2010 financial statements in this report, and will revise September 30, 2010 financial statements when included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011. The details of these classification errors are provided below for the annual period ended December 31, 2010. None of the revised classifications affected our total shareholders’ equity, net income or net income attributable to ordinary shareholders in any period. Details of the reclassifications are as follows:

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

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies

         (a) Recent Accounting Pronouncements

          In January 2010, the FASB issued an accounting standards update on Improving Disclosures about Fair Value Measurements. The provisions of this authoritative guidance require new disclosures about recurring and nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. This guidance was effective for the Company beginning on January 1, 2010, except for the Level 3 reconciliation disclosures which were effective for annual periods beginning after December 15, 2010. See Note 3, “Fair Value Measurements,” for the Level 3 reconciliation disclosure changes made beginning during the first quarter of 2011. This standard affects disclosures only and, accordingly, did not have an impact on the Company’s financial condition or results of operations.

          In July 2010, the FASB amended the general accounting principles for receivables as they relate to the disclosures about the credit quality of financing receivables and the allowance for credit losses. This amendment requires additional disclosures that provide a greater level of disaggregated information about the credit quality of financing receivables and the allowance for credit losses. It also requires the disclosure of credit quality indicators, past due information, and modifications of financing receivables. The new disclosures are required for interim and annual periods ending after December 15, 2010, although the disclosures of reporting period activity (i.e., allowance roll-forward and modification disclosures) were required for interim and annual periods beginning after December 15, 2010. This standard affects disclosures only and, accordingly, did not have an impact on the Company’s financial condition or results of operations. During the fourth quarter of 2010, the Company recorded a provision of $9.9 million related to two structured loan investments. This provision remains unchanged at June 30, 2011. The Company holds investments in five separate structured loans with aggregate net carrying values of $41.8 million and $42.3 million at June 30, 2011 and December 31, 2010, respectively. In addition, the Company had gross reinsurance balances receivable and reinsurance recoverables on unpaid losses and loss expense of $3.8 billion at each of June 30, 2011 and December 31, 2010, against which an allowance of $105.3 million and $121.9 million was recorded at June 30, 2011 and December 31, 2010, respectively. There were no charge offs recorded during the current period.

          In May 2011, the FASB issued updated accounting guidance to amend existing requirements for fair value measurements and disclosures. The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy, requiring quantitative information to be disclosed related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The guidance requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in shareholders’ equity. This guidance is effective for interim and annual periods beginning after December 15, 2011 and early application is prohibited. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial position and results of operations.

          In June 2011, the FASB issued an accounting standards update on the presentation of comprehensive income in financial statements. This guidance will allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance must be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. This guidance affects disclosure only and will not have an impact on the Company’s financial condition or results of operations.

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

          The following tables set forth the Company’s assets and liabilities that were accounted for at fair value at June 30, 2011 and December 31, 2010 by level within the fair value hierarchy (for further information, see Item 8, Note 2, “Significant Accounting Policies,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010):

June 30, 2011 (U.S. dollars in thousands) (Unaudited)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at June 30, 2011

Assets
U.S. Government and Government-Related/Supported	$—	$1,518,812	$—	$—	$1,518,812
Corporate (1)	—	10,264,823	4,768	—	10,269,591
Residential mortgage-backed securities – Agency	—	5,660,955	15,385	—	5,676,340
Residential mortgage-backed securities – Non-Agency	—	770,092	3,194	—	773,286
Commercial mortgage-backed securities	—	1,141,839	4,563	—	1,146,402
Collateralized debt obligations	—	8,718	727,239	—	735,957
Other asset-backed securities	—	977,460	6,313	—	983,773
U.S. States and political subdivisions of the States	—	1,463,803	—	—	1,463,803
Non-U.S. Sovereign Government, Supranational and Government-Related	—	2,583,722	—	—	2,583,722

Total fixed maturities, at fair value	$—	$24,390,224	$761,462	$—	$25,151,686
Equity securities, at fair value	244,798	73,897	—	—	318,695
Short-term investments, at fair value (1)(2)	—	2,841,070	10,753	—	2,851,823

Total investments available for sale	$244,798	$27,305,191	$772,215	$—	$28,322,204
Cash equivalents (3)	1,030,924	611,616	—	—	1,642,540
Other investments (4)	—	527,730	114,540	—	642,270
Other assets (5)(6)	—	109,270	409	(36,942)	72,737

Total assets accounted for at fair value	$1,275,722	$28,553,807	$887,164	$(36,942)	$30,679,751

Liabilities
Financial instruments sold, but not yet purchased (7)	$—	$26,149	$—	$—	$26,149
Other liabilities (5)(6)	—	39,802	50,054	(4,011)	85,845

Total liabilities accounted for at fair value	$—	$65,951	$50,054	$(4,011)	$111,994

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

December 31, 2010 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at December 31, 2010

Assets
U.S. Government and Government-Related/Supported	$—	$2,127,491	$—	$—	$2,127,491
Corporate (1)	—	10,325,725	35,158	—	10,360,883
Residential mortgage-backed securities – Agency	—	5,134,491	30,255	—	5,164,746
Residential mortgage-backed securities – Non- Agency	—	1,016,124	4,964	—	1,021,088
Commercial mortgage-backed securities	—	1,170,884	1,623	—	1,172,507
Collateralized debt obligations	—	12,566	721,097	—	733,663
Other asset-backed securities	—	924,181	24,650	—	948,831
U.S. States and political subdivisions of the States	—	1,351,677	—	—	1,351,677
Non-U.S. Sovereign Government, Supranational and Government-Related	—	2,659,626	3,667	—	2,663,293

Total fixed maturities, at fair value	$—	$24,722,765	$821,414	$—	$25,544,179
Equity securities, at fair value	71,284	13,483	—	—	84,767
Short-term investments, at fair value (1)(2)	—	2,046,424	2,183	—	2,048,607

Total investments available for sale	$71,284	$26,782,672	$823,597	$—	$27,677,553
Cash equivalents (3)	1,358,619	540,646	—	—	1,899,265
Other investments (4)	—	490,320	133,717	—	624,037
Other assets (5)(6)	—	108,056	7,882	(22,995)	92,943

Total assets accounted for at fair value	$1,429,903	$27,921,694	$965,196	$(22,995)	$30,293,798

Liabilities
Financial instruments sold, but not yet purchased (7)	$256	$21,270	$—	$—	$21,526
Other liabilities (5)(6)	—	13,591	47,077	—	60,668

Total liabilities accounted for at fair value	$256	$34,861	$47,077	$—	$82,194

Notes:

(1)

Included within Corporate are certain medium term notes supported primarily by pools of European credit with varying degrees of leverage. The notes, which are in a gross unrealized loss position, had a fair value of $491.3 million and $454.8 million and an amortized cost of $503.9 million and $504.6 million at June 30, 2011 and December 31, 2010, respectively. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(2)	Short-term investments consist primarily of Corporate, U.S. Government and Government-Related/Supported securities and Non-U.S. Sovereign Government, Supranational and Government-Related securities.
(3)	Cash equivalents balances subject to fair value measurement include certificates of deposit and money market funds. Operating cash balances are not subject to fair value measurement guidance.
(4)

The Other investments balance excludes certain structured transactions including certain investments in project finance transactions, a payment obligation and liquidity financing provided to a structured credit vehicle as a part of a third party medium term note facility. These investments are carried at amortized cost that totaled $325.9 million at June 30, 2011 and $327.7 million at December 31, 2010.

(5)	Other assets and other liabilities include derivative instruments.
(6)

The derivative balances included in each category above are reported on a gross basis by level with a netting adjustment presented separately in the “Collateral and Counterparty Netting” column. The Company often enters into different types of derivative contracts with a single counterparty and these contracts are covered under a netting agreement. In addition, the Company held net cash collateral related to derivative positions of approximately $32.9 million and $23.0 million at June 30, 2011 and December 31, 2010, respectively. This balance is included within cash and cash equivalents and the corresponding liability to return the collateral has been offset against the derivative positions within the balance sheet as appropriate under the netting agreement. The fair value of the individual derivative contracts are reported gross in their respective levels based on the fair value hierarchy.

(7)	Financial instruments sold, but not yet purchased represent “short sales” and are included within “Net payable for investments purchased” on the balance sheet.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

          Level 3 Gains and Losses

          The tables below present additional information about assets and liabilities measured at fair value on a recurring basis and for which Level 3 inputs were utilized to determine fair value. The tables reflect gains and losses for the three and six month periods ended June 30, 2011 and 2010 for all financial assets and liabilities categorized as Level 3 at June 30, 2011 and 2010, respectively. The tables do not include gains or losses that were reported in Level 3 in prior periods for assets that were transferred out of Level 3 prior to June 30, 2011 and 2010. Gains and losses for assets and liabilities classified within Level 3 in the table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, it should be noted that the following tables do not take into consideration the effect of offsetting Level 1 and 2 financial instruments entered into by the Company that are either economically hedged by certain exposures to the Level 3 positions or that hedge the exposures in Level 3 positions.

          In general, Level 3 assets include securities for which the values were obtained from brokers where either significant inputs were utilized in determining the value that were difficult to corroborate with observable market data, or sufficient information regarding the specific inputs utilized by the broker was not available to support a Level 2 classification. Transfers into or out of Level 3 primarily arise as a result of the valuations utilized by the Company changing between either those provided by independent pricing services that do not contain significant observable inputs, or other valuations sourced from brokers which are considered Level 3.

          There were no transfers between Level 1 and Level 2 during the three and six month periods ended June 30, 2011 and 2010.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

          Level 3 Gains and Losses (continued)

	Level 3 Assets and Liabilities Three Months Ended June 30, 2011
(U.S. dollars in thousands) (Unaudited)	Corporate	Residential mortgage-backed securities – Agency	Residential mortgage-backed securities – Non Agency	Commercial mortgage-backed securities	Collateralized debt obligations

Balance, beginning of period	$34,866	$32,987	$3,335	$1,757	$742,284
Realized gains (losses)	(247)	—	—	207	(419)
Movement in unrealized gains (losses)	354	61	(22)	(527)	9,644
Purchases and issuances	—	—	—	3,155	2,379
Sales and settlements	(7,567)	(165)	(119)	(29)	(29,274)
Transfers into Level 3	—	11,276	—	—	2,625
Transfers out of Level 3	(22,638)	(28,774)	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—

Balance, end of period	$4,768	$15,385	$3,194	$4,563	$727,239

Movement in total gains (losses) above relating to instruments still held at the reporting date	$71	$61	$(22)	$(320)	$8,419

	Level 3 Assets and Liabilities Three Months Ended June 30, 2011 (Continued)
(U.S. dollars in thousands) (Unaudited)	Other asset backed securities	Non-U.S. Sovereign Government and Supranationals and Government Related	Short-term Investments	Other investments	Derivative Contracts - Net

Balance, beginning of period	$12,371	$—	$286	$144,834	$(36,810)
Realized gains (losses)	161	—	—	12,155	—
Movement in unrealized gains (losses)	100	—	4,576	(1,982)	(12,725)
Purchases and issuances	—	—	—	6,254	—
Sales and settlements	(207)	—	(221)	(46,421)	(110)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	(300)	—
Fixed maturities to short-term investments classification change	(6,112)	—	6,112	—	—

Balance, end of period	$6,313	$—	$10,753	$114,540	$(49,645)

Movement in total gains (losses) above relating to instruments still held at the reporting date	$290	$—	$4,588	$9,285	$(12,725)

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

          Level 3 Gains and Losses (continued)

	Level 3 Assets and Liabilities Six Months Ended June 30, 2011
(U.S. dollars in thousands) (Unaudited)	Corporate	Residential mortgage-backed securities – Agency	Residential mortgage-backed securities – Non Agency	Commercial mortgage-backed securities	Collateralized debt obligations

Balance, beginning of period	$35,158	$30,255	$4,964	$1,623	$721,097
Realized gains (losses)	(279)	—	—	(678)	(1,071)
Movement in unrealized gains (losses)	205	(50)	(16)	514	36,471
Purchases and issuances	6,877	—	—	3,155	2,379
Sales and settlements	(8,369)	(286)	(374)	(51)	(33,523)
Transfers into Level 3	—	—	—	—	1,886
Transfers out of Level 3	(28,824)	(14,534)	(1,380)	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—

Balance, end of period	$4,768	$15,385	$3,194	$4,563	$727,239

Movement in total gains (losses) above relating to instruments still held at the reporting date	$6	$(50)	$(16)	$(152)	$33,777

	Level 3 Assets and Liabilities Six Months Ended June 30, 2011 (Continued)
(U.S. dollars in thousands) (Unaudited)	Other asset backed securities	Non-U.S. Sovereign Government and Supranationals and Government Related	Short-term Investments	Other investments	Derivative Contracts - Net

Balance, beginning of period	$24,650	$3,667	$2,183	$133,717	$(39,195)
Realized gains (losses)	(317)	—	—	12,155	—
Movement in unrealized gains (losses)	1,698	—	5,098	7,492	(10,276)
Purchases and issuances	—	—	—	8,115	—
Sales and settlements	(9,857)	—	(1,358)	(46,939)	(174)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(5,031)	(3,667)	—	—	—
Fixed maturities to short-term investments classification change	(4,830)	—	4,830	—	—

Balance, end of period	$6,313	$—	$10,753	$114,540	$(49,645)

Movement in total gains (losses) above relating to instruments still held at the reporting date	$1,031	$—	$5,162	$17,337	$(10,276)

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

          Level 3 Gains and Losses (continued)

	Level 3 Assets and Liabilities Three Months Ended June 30, 2010
(U.S. dollars in thousands) (Unaudited)	Corporate	Residential mortgage-backed securities – Agency	Residential mortgage-backed securities – Non Agency	Commercial mortgage-backed securities	Collateralized debt obligations

Balance, beginning of period	$9,493	$—	$30,000	$41,655	$711,749
Realized gains (losses)	117	—	(2,681)	(286)	(7,930)
Movement in unrealized gains (losses)	33	—	474	(60)	(13,889)
Purchases and issuances	22,944	1,226	—	—	—
Sales and settlements	(257)	—	(1,748)	—	(467)
Transfers into Level 3	12,146	—	7,201	—	—
Transfers out of Level 3	(4,800)	—	(23,238)	(40,882)	(1,280)
Fixed maturities to short-term investments classification change	—	—	—	—	(1,416)

Balance, end of period	$39,676	$1,226	$10,008	$427	$686,767

Movement in total gains (losses) above relating to instruments still held at the reporting date	$316	$—	$340	$(54)	$(15,385)

	Level 3 Assets and Liabilities Three Months Ended June 30, 2010 (Continued)
(U.S. dollars in thousands) (Unaudited)	Other asset backed securities	Non-U.S. Sovereign Government and Supranationals and Government Related	Short-term Investments	Other investments	Derivative Contracts - Net

Balance, beginning of period	$52,082	$3,242	$6,566	$83,088	$104,474
Realized gains (losses)	(7,742)	—	(1,146)	2,565	—
Movement in unrealized gains (losses)	5,490	(60)	(160)	1,567	53,027
Purchases and issuances	—	—	—	6,162	5,522
Sales and settlements	(75)	—	(717)	(525)	(112)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(27,234)	—	(878)	—	—
Fixed maturities to short-term investments classification change	—	—	1,416	—	—

Balance, end of period	$22,521	$3,182	$5,081	$92,857	$162,911

Movement in total gains (losses) above relating to instruments still held at the reporting date	$(3,221)	$(60)	$(58)	$1,567	$53,027

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

          Level 3 Gains and Losses (continued)

	Level 3 Assets and Liabilities Six Months Ended June 30, 2010
(U.S. dollars in thousands) (Unaudited)	Corporate	Residential mortgage-backed securities – Agency	Residential mortgage-backed securities – Non Agency	Commercial mortgage-backed securities	Collateralized debt obligations

Balance, beginning of period	$10,311	$7,894	$42,190	$2,755	$190,663
Realized gains (losses)	(4,438)	—	(5,674)	(209)	(13,174)
Movement in unrealized gains (losses)	480	—	706	16	16,636
Purchases and issuances	23,275	1,226	9	—	—
Sales and settlements	(1,135)	—	(853)	(706)	(14)
Transfers into Level 3	14,951	—	8,433	—	495,734
Transfers out of Level 3	(3,768)	(7,894)	(34,803)	(1,429)	(1,356)
Fixed maturities to short-term investments classification change	—	—	—	—	(1,722)

Balance, end of period	$39,676	$1,226	$10,008	$427	$686,767

Movement in total gains (losses) above relating to instruments still held at the reporting date	$599	$—	$405	$(151)	$15,574

	Level 3 Assets and Liabilities Six Months Ended June 30, 2010 (Continued)
(U.S. dollars in thousands) (Unaudited)	Other asset backed securities	Non-U.S. Sovereign Government and Supranationals and Government Related	Short-term Investments	Other investments	Derivative Contracts - Net

Balance, beginning of period	$38,179	$3,217	$6,486	$75,584	$100,515
Realized gains (losses)	(14,082)	—	(4,502)	2,565	—
Movement in unrealized gains (losses)	9,236	(102)	2,512	5,552	51,637
Purchases and issuances	4,513	—	—	10,908	10,985
Sales and settlements	(76)	—	(2,124)	(1,752)	(226)
Transfers into Level 3	204	67	987	—	—
Transfers out of Level 3	(15,453)	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	1,722	—	—

Balance, end of period	$22,521	$3,182	$5,081	$92,857	$162,911

Movement in total gains (losses) above relating to instruments still held at the reporting date	$(1,168)	$(102)	$2,193	$5,552	$51,637

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

	(Unaudited) June 30, 2011		December 31, 2010
(U.S. dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed maturities, held to maturity	$2,843,371	$2,819,505	$2,728,335	$2,742,626
Other investments – structured transactions	$325,880	$323,750	$327,686	$317,524

Financial Assets	$3,169,251	$3,143,255	$3,056,021	$3,060,150

Deposit liabilities	$1,666,275	$1,730,727	$1,684,606	$1,737,107
Notes payable and debt	2,461,426	2,628,570	2,464,410	2,627,897

Financial Liabilities	$4,127,701	$4,359,297	$4,149,016	$4,365,004

Non-controlling interest - Redeemable Series C preference ordinary shares	$71,150	$66,347	$71,900	$61,115

          The Company historically participated in structured transactions that include cash loans supporting project finance transactions, providing liquidity facility financing to structured project deals and an investment in a payment obligation with an insurance company. These transactions are carried at amortized cost. The fair value of these investments held by the Company is determined through use of internal models utilizing reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.

          Deposit liabilities include obligations under structured insurance and reinsurance transactions. For purposes of fair value disclosures, the Company determined the estimated fair value of the deposit liabilities by assuming a discount rate equal to the appropriate U.S. Treasury rate plus 140.4 basis points and the appropriate U.S. Treasury rate plus 142.3 basis points at June 30, 2011 and December 31, 2010, respectively. The discount rate incorporates the Company’s own credit risk into the determination of estimated fair value.

          The fair values of the Company’s notes payable and debt outstanding are determined based on quoted market prices.

          The fair value of the Company’s Redeemable Series C preference ordinary shares outstanding is determined based on indicative quotes provided by brokers.

          There are no significant concentrations of credit risk within the Company’s financial instruments as defined in the authoritative guidance over disclosures of fair value of financial instruments not carried at fair value, which excludes certain financial instruments, particularly insurance contracts.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information

          The Company is organized into three operating segments: Insurance, Reinsurance and Life operations. The Company’s general investment and financing operations are reflected in Corporate.

          The Company evaluates the performance for both the Insurance and Reinsurance segments based on underwriting profit while the Life operations segment performance is based on contribution. Other items of revenue and expenditure of the Company are not evaluated at the segment level for reporting purposes. In addition, the Company does not allocate investment assets by segment for its Property and Casualty (“P&C”) operations. Investment assets related to the Company’s Life operations and certain structured products included in the Insurance and Reinsurance segments and Corporate are held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from each of these segments.

Three Months ended June 30, 2011: (U.S. dollars in thousands, except ratios) (Unaudited)	Insurance	Reinsurance	Total P&C	Life Operations	Corporate	Total

Gross premiums written	$1,290,030	$472,413	$1,762,443	$100,281	$—	$1,862,724
Net premiums written	893,191	412,868	1,306,059	92,194	—	1,398,253
Net premiums earned	907,443	398,682	1,306,125	92,214	—	1,398,339
Net losses and loss expenses	(608,182)	(215,402)	(823,584)	(137,416)	—	(961,000)
Acquisition costs	(113,883)	(91,448)	(205,331)	(9,768)	—	(215,099)
Operating expenses (1)	(166,608)	(43,553)	(210,161)	(2,723)	—	(212,884)

Underwriting profit (loss)	$18,770	$48,279	$67,049	$(57,693)	$—	$9,356
Net investment income			196,053	82,057	—	278,110
Net results from structured products (2)	2,690	2,226	4,916	—	—	4,916
Net fee income and other (3)	(3,218)	(9)	(3,227)	96	—	(3,131)
Net realized gains (losses) on investments			(10,248)	704	—	(9,544)

Contribution from P&C, Life Operations and Corporate			$254,543	$25,164	$—	$279,707

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					$(10,950)	$(10,950)
Net income (loss) from investment fund affiliates and operating affiliates (4)					56,501	56,501
Exchange gains (losses)					8,498	8,498
Corporate operating expenses					(39,522)	(39,522)
Interest expense (5)					(41,599)	(41,599)
Non-controlling interests					(2,102)	(2,102)
Income taxes & other					(24,870)	(24,870)

Net income attributable to XL Group plc						$225,663

Ratios – P&C operations: (6)
Loss and loss expense ratio	67.0%	54.0%	63.1%
Underwriting expense ratio	30.9%	33.9%	31.8%

Combined ratio	97.9%	87.9%	94.9%

Notes:
(1)	Operating expenses exclude Corporate operating expenses, shown separately.
(2)	The net results from P&C structured products include net investment income and interest expense of $18.4 million and $13.5 million.
(3)

Net fee income and other includes operating expenses from the Company’s loss prevention consulting services business and expenses related to the cost of an endorsement facility with National Indemnity Company.

(4)	The Company records the income related to the alternative funds and to the private investment fund and operating affiliates on a one month and three month lag, respectively.
(5)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments and Corporate.
(6)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (Continued)

Three Months ended June 30, 2010: (U.S. dollars in thousands, except ratios) (Unaudited)	Insurance	Reinsurance	Total P&C	Life Operations	Corporate	Total

Gross premiums written	$1,085,740	$421,340	$1,507,080	$92,838	$—	$1,599,918
Net premiums written	757,424	357,180	1,114,604	86,094	—	1,200,698
Net premiums earned	868,666	347,647	1,216,313	86,448	—	1,302,761
Net losses and loss expenses	(592,184)	(154,981)	(747,165)	(123,375)	—	(870,540)
Acquisition costs	(92,236)	(75,572)	(167,808)	(12,752)	—	(180,560)
Operating expenses (1)	(163,005)	(43,662)	(206,667)	(2,765)	—	(209,432)

Underwriting profit (loss)	$21,241	$73,432	$94,673	$(52,444)	$—	$42,229
Net investment income			205,346	75,389	—	280,735
Net results from structured products (2)	2,940	5,776	8,716	—	3,086	11,802
Net fee income and other (3)	(4,337)	575	(3,762)	114	—	(3,648)
Net realized gains (losses) on investments			(55,876)	(5,445)	(65)	(61,386)

Contribution from P&C, Life Operations and Corporate			$249,097	$17,614	$3,021	$269,732

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					$(19,896)	$(19,896)
Net income (loss) from investment fund affiliates and operating affiliates (4)					40,097	40,097
Exchange gains (losses)					32,276	32,276
Corporate operating expenses					(22,793)	(22,793)
Interest expense (5)					(38,551)	(38,551)
Non-controlling interests					80	80
Loss on termination of guarantee					(23,500)	(23,500)
Income taxes & other					(43,440)	(43,440)

Net income attributable to XL Group Ltd.						$194,005

Ratios – P&C operations: (6)
Loss and loss expense ratio	68.2%	44.6%	61.4%
Underwriting expense ratio	29.4%	34.3%	30.8%

Combined ratio	97.6%	78.9%	92.2%

Notes:
(1)	Operating expenses exclude Corporate operating expenses, shown separately.
(2)

The net results from P&C structured products and Corporate structured products include net investment income, interest expense and operating expenses of $17.2 million, $9.9 million and $1.4 million (credit) and $4.7 million, $0.7 million and $0.9 million, respectively.

(3)

Net fee income and other includes operating expenses from the Company’s loss prevention consulting services business and expenses related to the cost of an endorsement facility with National Indemnity Company.

(4)	The Company records the income related to the alternative funds and to the private investment fund and operating affiliates on a one month and three month lag, respectively.
(5)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments and Corporate.
(6)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (Continued)

Six months ended June 30, 2011:
(U.S. dollars in thousands, except ratios) (Unaudited)	Insurance	Reinsurance	Total P&C	Life Operations	Corporate	Total

Gross premiums written	$2,512,379	$1,349,184	$3,861,563	$197,940	$—	$4,059,503
Net premiums written	1,812,181	1,208,160	3,020,341	181,866	—	3,202,207
Net premiums earned	1,783,363	794,458	2,577,821	181,901	—	2,759,722
Net losses and loss expenses	(1,396,695)	(635,754)	(2,032,449)	(270,647)	—	(2,303,096)
Acquisition costs	(221,527)	(164,974)	(386,501)	(17,088)	—	(403,589)
Operating expenses (1)	(330,703)	(89,183)	(419,886)	(4,889)	—	(424,775)

Underwriting profit (loss)	$(165,562)	$(95,453)	$(261,015)	$(110,723)	$—	$(371,738)
Net investment income			379,618	159,033	—	538,651
Net results from structured products (2)	5,950	6,440	12,390	—	—	12,390
Net fee income and other (3)	(9,130)	1,385	(7,745)	137	—	(7,608)
Net realized gains (losses) on investments			(37,134)	(38,847)	—	(75,981)

Contribution from P&C, Life Operations and Corporate			$86,114	$9,600	$—	$95,714

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					$(7,383)	$(7,383)
Net income (loss) from investment fund affiliates and operating affiliates (4)					97,287	97,287
Exchange gains (losses)					(1,016)	(1,016)
Corporate operating expenses					(74,749)	(74,749)
Interest expense (5)					(83,498)	(83,498)
Non-controlling interests					(35,438)	(35,438)
Income taxes & other					7,462	7,462

Net income attributable to XL Group plc						$(1,621)

Ratios – P&C operations: (6)
Loss and loss expense ratio	78.3%	80.0%	78.8%
Underwriting expense ratio	31.0%	32.0%	31.3%

Combined ratio	109.3%	112.0%	110.1%

Notes:
(1)	Operating expenses exclude Corporate operating expenses, shown separately.
(2)	The net results from P&C structured products include net investment income and interest expense of $38.1 million and $25.7 million.
(3)

Net fee income and other includes operating expenses from the Company’s loss prevention consulting services business and expenses related to the cost of an endorsement facility with National Indemnity Company.

(4)	The Company records the income related to the alternative funds and to the private investment fund and operating affiliates on a one month and three month lag, respectively.
(5)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments and Corporate.
(6)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (Continued)

Six months ended June 30, 2010:
(U.S. dollars in thousands, except ratios) (Unaudited)	Insurance	Reinsurance	Total P&C	Life Operations	Corporate	Total

Gross premiums written	$2,217,630	$1,211,763	$3,429,393	$205,739	$—	$3,635,132
Net premiums written	1,658,688	1,052,441	2,711,129	190,760	—	2,901,889
Net premiums earned	1,765,677	714,237	2,479,914	191,332	—	2,671,246
Net losses and loss expenses	(1,240,503)	(398,862)	(1,639,365)	(247,118)	—	(1,886,483)
Acquisition costs	(202,378)	(148,177)	(350,555)	(31,142)	—	(381,697)
Operating expenses (1)	(316,241)	(85,690)	(401,931)	(5,773)	—	(407,704)

Underwriting profit (loss)	$6,555	$81,508	$88,063	$(92,701)	$—	$(4,638)
Net investment income			409,260	155,733	—	564,993
Net results from structured products (2)	8,579	8,252	16,831	—	6,739	23,570
Net fee income and other (3)	(8,123)	894	(7,229)	154	—	(7,075)
Net realized gains (losses) on investments			(84,453)	(9,858)	(3,251)	(97,562)

Contribution from P&C, Life Operations and Corporate			$422,472	$53,328	$3,488	$479,288

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					$(40,376)	$(40,376)
Net income (loss) from investment fund affiliates and operating affiliates (4)					59,881	59,881
Exchange gains (losses)					53,359	53,359
Corporate operating expenses					(41,656)	(41,656)
Interest expense (5)					(75,451)	(75,451)
Non-controlling interests					81	81
Loss on termination of guarantee					(23,500)	(23,500)
Income taxes & other					(73,741)	(73,741)

Net income attributable to XL Group Ltd.						$337,885

Ratios – P&C operations: (6)
Loss and loss expense ratio	70.3%	55.8%	66.1%
Underwriting expense ratio	29.3%	32.8%	30.3%

Combined ratio	99.6%	88.6%	96.4%

Notes:
(1)	Operating expenses exclude Corporate operating expenses, shown separately.
(2)

The net results from P&C structured products and Corporate structured products include net investment income, interest expense and operating expenses of $36.9 million, $21.4 million and $1.3 million (credit) and $9.0 million, $1.3 million and $0.9 million, respectively.

(3)

Net fee income and other includes operating expenses from the Company’s loss prevention consulting services business and expenses related to the cost of an endorsement facility with National Indemnity Company.

(4)	The Company records the income related to the alternative funds and to the private investment fund and operating affiliates on a one month and three month lag, respectively.
(5)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments and Corporate.
(6)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (Continued)

          The following tables summarize the Company’s net premiums earned by line of business:

Three Months ended June 30, 2011:
(U.S. dollars in thousands) (Unaudited)	Insurance	Reinsurance	Life Operations	Total

P&C Operations:
Casualty – professional lines	$322,654	$51,914	$—	$374,568
Casualty – other lines	179,495	68,920	—	248,415
Property catastrophe	—	94,363	—	94,363
Other property	116,829	135,255	—	252,084
Marine, energy, aviation and satellite	129,008	30,435	—	159,443
Other specialty lines (1)	157,386	—	—	157,386
Other (2)	1,064	17,903	—	18,967
Structured indemnity	1,007	(108)	—	899

Total P&C Operations	$907,443	398,682	$—	$1,306,125

Life Operations:
Other Life	$—	$—	$58,246	$58,246
Annuity	—	—	33,968	33,968

Total Life Operations	$—	$—	$92,214	$92,214

Total	$907,443	$398,682	$92,214	$1,398,339

Three Months ended June 30, 2010:
(U.S. dollars in thousands) (Unaudited)	Insurance	Reinsurance	Life Operations	Total

P&C Operations:
Casualty – professional lines	$328,069	$51,665	$—	$379,734
Casualty – other lines	141,353	51,320	—	192,673
Property catastrophe	—	80,876	—	80,876
Other property	108,016	115,425	—	223,441
Marine, energy, aviation and satellite	133,720	22,452	—	156,172
Other specialty lines (1)	151,016	—	—	151,016
Other (2)	3,389	25,847	—	29,236
Structured indemnity	3,103	62	—	3,165

Total P&C Operations	$868,666	347,647	$—	$1,216,313

Life Operations:
Other Life	$—	$—	$55,879	$55,879
Annuity	—	—	30,569	30,569

Total Life Operations	$—	$—	$86,448	$86,448

Total	$868,666	$347,647	$86,448	$1,302,761

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, specie, middle markets and excess and surplus lines.
(2)	Other includes credit and surety, whole account contracts and other lines.
(3)	Certain reclassifications have been made to conform to current period presentation.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (Continued)

          The following tables summarize the Company’s net premiums earned by line of business:

Six months ended June 30, 2011:
(U.S. dollars in thousands) (Unaudited)	Insurance	Reinsurance	Life Operations	Total

P&C Operations:
Casualty – professional lines	$638,297	$105,633	$—	$743,930
Casualty – other lines	338,325	119,963	—	458,288
Property catastrophe	—	188,927	—	188,927
Other property	223,693	271,497	—	495,190
Marine, energy, aviation and satellite	255,075	68,863	—	323,938
Other specialty lines (1)	323,452	—	—	323,452
Other (2)	2,416	43,452	—	45,868
Structured indemnity	2,105	(3,877)	—	(1,772)

Total P&C Operations	$1,783,363	794,458	$—	$2,577,821

Life Operations:
Other Life	$—	$—	$115,010	$115,010
Annuity	—	—	66,891	66,891

Total Life Operations	$—	$—	$181,901	$181,901

Total	$1,783,363	$794,458	$181,901	$2,759,722

Six months ended June 30, 2010:
(U.S. dollars in thousands) (Unaudited)	Insurance	Reinsurance	Life Operations	Total

P&C Operations:
Casualty – professional lines	$665,127	$107,385	$—	$772,512
Casualty – other lines	298,719	115,453	—	414,172
Property catastrophe	—	165,511	—	165,511
Other property	205,555	228,688	—	434,243
Marine, energy, aviation and satellite	274,490	42,641	—	317,131
Other specialty lines (1)	312,644	—	—	312,644
Other (2)	3,353	54,844	—	58,197
Structured indemnity	5,789	(285)	—	5,504

Total P&C Operations	$1,765,677	714,237	$—	$2,479,914

Life Operations:
Other Life	$—	$—	$129,332	$129,332
Annuity	—	—	62,000	62,000

Total Life Operations	$—	$—	$191,332	$191,332

Total	$1,765,677	$714,237	$191,332	$2,671,246

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, specie, middle markets and excess and surplus lines.
(2)	Other includes credit and surety, whole account contracts and other lines.
(3)	Certain reclassifications have been made to conform to current period presentation.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments

          The cost (amortized cost for fixed maturities and short-term investments), fair value, gross unrealized gains, gross unrealized (losses), and other-than-temporary impairments (“OTTI”) recorded in accumulated other comprehensive income (“AOCI”) of the Company’s available for sale investments at June 30, 2011 and December 31, 2010 were as follows:

		Included in Accumulated Other Comprehensive Income (“AOCI”)

			Gross Unrealized Losses

June 30, 2011 (U.S. dollars in thousands) (Unaudited)	Cost or Amortized Cost	Gross Unrealized Gains	Related to Changes In Estimated Fair Value	OTTI Included In Other Comprehensive Income (Loss)(1)	Fair Value

Fixed maturities
U.S. Government and Government- Related/Supported (2)	$1,454,860	$79,258	$(15,306)	$—	$1,518,812
Corporate (3) (4)	10,196,731	366,054	(223,974)	(69,220)	10,269,591
Residential mortgage-backed securities – Agency	5,506,311	181,501	(11,472)	—	5,676,340
Residential mortgage-backed securities – Non-Agency	970,742	22,885	(108,719)	(111,622)	773,286
Commercial mortgage-backed securities	1,097,687	61,737	(5,529)	(7,493)	1,146,402
Collateralized debt obligations	884,809	10,816	(152,647)	(7,021)	735,957
Other asset-backed securities	992,550	13,341	(15,032)	(7,086)	983,773
U.S. States and political subdivisions of the States	1,445,473	32,450	(14,120)	—	1,463,803
Non-U.S. Sovereign Government, Supranational and Government-Related/Supported (2)	2,556,325	58,694	(31,297)	—	2,583,722

Total fixed maturities	$25,105,488	$826,736	$(578,096)	$(202,442)	$25,151,686

Total short-term investments (3)	$2,855,542	$35,049	$(38,768)	$—	$2,851,823

Total equity securities	$282,128	$36,788	$(221)	$—	$318,695

(1)	Represents the amount of OTTI losses in AOCI, which from April 1, 2009 was not included in earnings under authoritative accounting guidance.
(2)

U.S. Government and Government-Related/Supported and Non-U.S. Sovereign Government, Supranationals and Government-Related/Supported includes government-related securities with an amortized cost of $2,014.9 million and fair value of $2,025.0 million and U.S. Agencies with an amortized cost of $699.6 million and fair value of $726.1 million.

(3)

Included within Corporate are certain medium term notes supported primarily by pools of European credit with varying degrees of leverage. The notes have a fair value of $491.3 million and an amortized cost of $503.9 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(4)

Included within Corporate are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments senior to the common and preferred equities of the financial institutions. These securities have a fair value of $641.9 million and an amortized cost of $746.1 million at June 30, 2011.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

		Included in Accumulated Other Comprehensive Income (“AOCI”)

			Gross Unrealized Losses

December 31, 2010 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Related to Changes In Estimated Fair Value	OTTI Included In Other Comprehensive Income (Loss)(1)	Fair Value

Fixed maturities
U.S. Government and Government- Related/Supported (2)	$2,052,551	$98,889	$(23,949)	$—	$2,127,491
Corporate (3) (4)	10,352,806	353,308	(272,093)	(73,138)	10,360,883
Residential mortgage-backed securities – Agency	5,020,469	152,905	(8,628)	—	5,164,746
Residential mortgage-backed securities – Non-Agency	1,256,741	26,356	(133,758)	(128,251)	1,021,088
Commercial mortgage-backed securities	1,135,075	55,852	(7,960)	(10,460)	1,172,507
Collateralized debt obligations	920,080	10,960	(188,563)	(8,814)	733,663
Other asset-backed securities	964,129	16,084	(23,218)	(8,164)	948,831
U.S. States and political subdivisions of the States	1,370,378	16,746	(35,447)	—	1,351,677
Non-U.S. Sovereign Government, Supranational and Government- Related/Supported (2)	2,642,657	63,511	(42,875)	—	2,663,293

Total fixed maturities	$25,714,886	$794,611	$(736,491)	$(228,827)	$25,544,179

Total short-term investments (3)	$2,058,447	$19,606	$(29,446)	$—	$2,048,607

Total equity securities	$56,737	$28,083	$(53)	$—	$84,767

(1)	Represents the amount of OTTI losses in AOCI, which from April 1, 2009 was not included in earnings under authoritative accounting guidance.
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

          The Company had gross unrealized losses totaling $819.5 million at June 30, 2011 on its available for sale portfolio and $48.3 million on its held-to-maturity portfolio, which it considers to be temporarily impaired. Individual security positions comprising this balance have been evaluated by management, based on specified criteria, to determine if these impairments should be considered other than temporary. These criteria include an assessment of the severity of impairment along with management’s assessment as to whether it is likely to sell these securities.

          At June 30, 2011 and December 31, 2010, approximately 2.9% and 3.5%, respectively, of the Company’s fixed income investment portfolio at fair value was invested in securities which were below investment grade or not rated. Approximately 27.6% and 29.4% of the gross unrealized losses in the Company’s fixed income securities portfolio at June 30, 2011 and December 31, 2010, respectively, related to securities that were below investment grade or not rated.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

          The following is an analysis of how long the available for sale securities at June 30, 2011 had been in a continual unrealized loss position:

	Less than 12 months		Equal to or greater than 12 months

June 30, 2011 (U.S. dollars in thousands) (Unaudited)	Fair Value	Gross Unrealized Losses (1)	Fair Value	Gross Unrealized Losses (1)

Fixed maturities and short-term investments:
U.S. Government and Government-Related/Supported	$418,953	$(16,616)	$126,530	$(17,873)
Corporate (2) (3)	2,429,908	(86,771)	1,374,319	(214,481)
Residential mortgage-backed securities – Agency	948,527	(8,417)	13,606	(3,099)
Residential mortgage-backed securities – Non-Agency	98,770	(27,038)	573,274	(193,306)
Commercial mortgage-backed securities	106,076	(3,694)	43,771	(9,328)
Collateralized debt obligations	3,597	(2,239)	713,897	(157,429)
Other asset-backed securities	183,539	(2,107)	191,212	(22,226)
U.S. States and political subdivisions of the States	554,520	(10,783)	50,105	(3,337)
Non-U.S. Sovereign Government, Supranational and Government-Related	822,154	(7,510)	368,376	(33,052)

Total fixed maturities and short-term investments	$5,566,044	$(165,175)	$3,455,090	$(654,131)

Total equity securities	$10,343	$(221)	$—	$—

(1)

On securities impacted by the April 1, 2009 changes to OTTI values, length of time of impairment is measured from the point at which securities returned to a net unrealized loss position (i.e., from April 1, 2009).

(2)

Included within Corporate are certain medium term notes supported primarily by pools of European credit with varying degrees of leverage. The notes, which are in a gross unrealized loss position, have a fair value of $491.3 million and an amortized cost of $503.9 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(3)

Included within Corporate are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments senior to the common and preferred equities of the financial institutions. These securities, which are in a gross unrealized loss position, have a fair value of $641.9 million and an amortized cost of $746.1 million at June 30, 2011.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

The following is an analysis of how long each of those available for sale securities at December 31, 2010 had been in a continual unrealized loss position:

	Less than 12 months		Equal to or greater than 12 months

December 31, 2010 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses (1)	Fair Value	Gross Unrealized Losses (1)

Fixed maturities and short-term investments:
U.S. Government and Government-Related/Supported	$307,082	$(25,482)	$117,394	$(10,417)
Corporate (2) (3)	2,271,887	(80,276)	1,627,083	(275,023)
Residential mortgage-backed securities – Agency	280,390	(6,736)	34,186	(1,913)
Residential mortgage-backed securities – Non-Agency	40,052	(2,574)	843,168	(259,715)
Commercial mortgage-backed securities	46,419	(2,472)	69,475	(15,967)
Collateralized debt obligations	2,500	(51)	715,295	(197,535)
Other asset-backed securities	122,548	(1,619)	226,946	(33,546)
U.S. States and political subdivisions of the States	734,893	(30,033)	40,907	(5,452)
Non-U.S. Sovereign Government, Supranational and Government-Related	459,686	(5,116)	418,322	(40,837)

Total fixed maturities and short-term investments	$4,265,457	$(154,359)	$4,092,776	$(840,405)

Total equity securities	$158	$(53)	$—	$—

(1)

On securities impacted by the April 1, 2009 changes to OTTI values, length of time of impairment is measured from the point at which securities returned to a net unrealized loss position (i.e., from April 1, 2009).

(2)

Included within Corporate are certain medium term notes supported primarily by pools of European credit with varying degrees of leverage. The notes, which are in a gross unrealized loss position, have a fair value of $370.8 million and an amortized cost of $423.9 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(3)

Included within Corporate are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments senior to the common and preferred equities of the financial institutions. These securities, which are in a gross unrealized loss position, have a fair value of $757.8 million and an amortized cost of $883.0 million at December 31, 2010.

          The contractual maturities of available for sale fixed income securities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Unaudited) June 30, 2011 (1)		December 31, 2010 (1)

(U.S. dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due after 1 through 5 years	$8,381,553	$8,543,992	$8,807,515	$8,936,246
Due after 5 through 10 years	3,614,498	3,728,269	3,733,842	3,857,055
Due after 10 years	3,657,338	3,563,667	3,877,035	3,710,043

	15,653,389	15,835,928	16,418,392	16,503,344
Residential mortgage-backed securities – Agency	5,506,311	5,676,340	5,020,469	5,164,746
Residential mortgage-backed securities – Non-Agency	970,742	773,286	1,256,741	1,021,088
Commercial mortgage-backed securities	1,097,687	1,146,402	1,135,075	1,172,507
Collateralized debt obligations	884,809	735,957	920,080	733,663
Other asset-backed securities	992,550	983,773	964,129	948,831

Total mortgage and asset-backed securities	9,452,099	9,315,758	9,296,494	9,040,835

Total	$25,105,488	$25,151,686	$25,714,886	$25,544,179

(1)

Included in the table above are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments senior to the common and preferred equities of the financial institutions, at their fair value of $641.9 million and $757.8 million at June 30, 2011 and December 31, 2010, respectively. These securities are reflected in the table based on their call date and have net unrealized losses of $104.2 million and $143.7 million at June 30, 2011 and December 31, 2010, respectively.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

          Factors considered in determining that the remaining gross unrealized loss is not other-than-temporarily impaired include management’s consideration of current and near term liquidity needs and other available sources, an evaluation of the factors and time necessary for recovery and an assessment of whether the Company has the intention to sell or considers it more likely than not that it will be forced to sell a security.

          Gross unrealized losses of $819.5 million on available for sale and $48.3 million on held to maturity assets at June 30, 2011 can be attributed to the following significant drivers:

•

gross unrealized losses of $220.3 million related to the non-Agency residential mortgage-backed securities (“RMBS”) portfolio (which consists of the Company’s holdings of sub-prime non-agency securities, second liens, asset-backed securities (“ABS”) CDOs with sub-prime collateral, Alt-A mortgage exposures and Prime RMBS), which had a fair value of $858.5 million at June 30, 2011. The Company, in conjunction with its investment manager service providers, undertook a security level review of these securities and recognized charges to the extent it believed the discounted cash flow value of any security was below its amortized cost. The Company has recognized realized losses, consisting of charges for OTTI and realized losses from sales, of approximately $1.4 billion since the beginning of 2007 through June 30, 2011 on these asset classes.

•

gross unrealized losses of $250.1 million related to the Company’s Life operations investment portfolio, which had a fair value of $6.8 billion at June 30, 2011. Of this, $111.9 million of gross unrealized losses related to $1.5 billion of exposures to corporate financial institutions including $489.7 million Tier One and Upper Tier Two securities. At June 30, 2011, this portfolio had an average interest rate duration of 8.1 years, primarily denominated in U.K. sterling and Euros. As a result of the long duration, significant gross losses have arisen as the fair values of these securities are more sensitive to prevailing government interest rates and credit spreads. This portfolio is generally matched to corresponding long duration liabilities. A hypothetical parallel increase in interest rates and credit spreads of 50 and 25 basis points, respectively, would increase the unrealized losses related to this portfolio at June 30, 2011 by approximately $260.2 million and $101.8 million, respectively, on both the available for sale and held to maturity portfolios. Given the long term nature of this portfolio, and the level of credit spreads on financial institutions at June 30, 2011 relative to historical averages within the U.K. and Euro-zone, as well as the Company’s liquidity needs at June 30, 2011, the Company believes that these assets will continue to be held until such time as they mature, or credit spreads on financial institutions revert to levels more consistent with historical averages.

•

gross unrealized losses of $159.5 million related to the non-life portfolio of Core CDO holdings (defined by the Company as investments in non-subprime CDOs), which consisted primarily of collateral loan obligations (“CLOs”) and had a fair value of $733.8 million at June 30, 2011. The Company evaluated each of these securities in conjunction with its investment manager service providers and recognized charges to the extent it believed the discounted cash flow value of the security was below the amortized cost. The Company believes that the level of impairment is primarily a function of continually wide spreads in the CDO market, driven by the level of illiquidity in this market. The Company believes it is likely these securities will be held until either maturity or a recovery of value.

•

gross unrealized losses of $169.7 million related to the corporate holdings within the Company’s non-life fixed income portfolios, which had a fair value of $8.8 billion at June 30, 2011. During the year ended June 30, 2011, as a result of declining credit spreads, the gross unrealized losses on these holdings has decreased. Of the gross unrealized losses noted above, $71.1 million relate to financial institutions. In addition, $23.4 million relate to medium term notes primarily supported by pools of investment grade European credit with varying degrees of leverage. These had a fair value of $461.5 million at June 30, 2011. Management believes that expected cash flows over the expected holding period from these bonds will be sufficient to support the remaining reported amortized cost.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

          Management, in its assessment of whether securities in a gross unrealized loss position are temporarily impaired, considers the significance of the impairments. The Company had structured credit securities with gross unrealized losses of $75.6 million, with a fair value of $39.6 million, which at June 30, 2011 were impaired by greater than 50% of amortized costs. All of these are mortgage and asset-backed securities. The Company in conjunction with its investment manager service providers, undertook a security level review of these securities and recognized charges to the extent it believed the discounted cash flow value of any security was below its amortized cost. These securities include gross unrealized losses of $51.7 million on non-Agency RMBS, $21.6 million of Core CDOs and $2.3 million of commercial mortgage-backed security (“CMBS”) holdings.

          The Company recorded net impairment charges of $27.2 million for the three months ended June 30, 2011. The components of the impairments include:

•

For structured credit securities, the Company recorded net impairments of $14.0 million principally on non-Agency RMBS. The Company determined that the likely recovery on these securities was below the carrying value, and, accordingly, recorded an impairment on the securities to the discounted value of the cash flows of these securities.

•

For medium term notes backed primarily by investment grade European credit, the Company recorded net impairments of $11.1 million. The Company adjusted the estimated remaining holding period of certain notes resulting in a shorter reinvestment spectrum.

•	The Company recorded impairments of $2.1 million related to currency losses.

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

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

	OTTI related to Credit Losses recognized in earnings

(U.S. dollars in thousands) (Unaudited)	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Opening balance	$330,170	$551,748	$426,372	$537,121
Credit loss impairment recognized in the current period on securities not previously impaired	11,333	9,384	15,906	19,458
Credit loss impairments previously recognized on securities that matured, paid down, prepaid or were sold during the period	(38,316)	(22,003)	(164,027)	(37,978)
Credit loss impairments previously recognized on securities impaired to fair value during the period	—	(130,891)	—	(130,891)
Additional credit loss impairments recognized in the current period on securities previously impaired	13,339	22,591	38,798	50,218
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(682)	(7,788)	(1,205)	(14,887)

Balance, June 30	$315,844	$423,041	$315,844	$423,041

          The determination of credit losses is based on detailed analyses of underlying cash flows. Such analyses require the use of certain assumptions in developing the estimated performance of underlying collateral. Key assumptions used include, but are not limited to, items such as RMBS default rates based on collateral duration in arrears, severity of losses on default by collateral class, collateral reinvestment rates and expected future general corporate default rates.

          The $38.3 million and $164.0 million of credit loss impairment previously recognized on securities that matured, or were paid down, prepaid or sold during the three and six months ended June 30, 2011 includes $20.9 million and $112.6 million, respectively, of non-Agency RMBS.

          The following represents an analysis of net realized gains (losses) on investments:

	Three Months Ended June 30,		Six Months Ended June 30,

(U.S. dollars in thousands) (Unaudited)	2011	2010	2011	2010

Gross realized gains	$61,037	$28,969	$88,179	$63,142
Gross realized losses	(70,581)	(90,355)	(164,160)	(160,704)

Net realized (losses) on investments	$(9,544)	$(61,386)	$(75,981)	$(97,562)

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

          On November 1, 2009 and August 1, 2010, the Company elected to hold certain fixed income securities to maturity. Consistent with this intention, the Company reclassified these securities from available for sale to held to maturity in the consolidated financial statements. As a result of this classification, these fixed income securities are reflected in the held to maturity portfolio and recorded at amortized cost in the consolidated balance sheets and not fair value. The held to maturity portfolio is comprised of long duration non-U.S. securities which are Euro and U.K. sterling denominated. The Company believes this held to maturity strategy is achievable due to the relatively stable and predictable cash flows of the Company’s long-term liabilities within its Life operations segment along with its ability to substitute other assets at a future date in the event that liquidity was required due to changes in expected cash flows or other transactions entered into related to the long-term liabilities supported by the held to maturity portfolio. At June 30, 2011, 99.2% of the held to maturity securities were rated A or higher. The unrealized appreciation at the dates of these reclassifications continues to be reported as a separate component of shareholders’ equity and is being amortized over the remaining lives of the securities as an adjustment to yield in a manner consistent with the amortization of any premium or discount. On November 1, 2009 and August 1, 2010 the unrealized U.S. dollar equivalent appreciation related to securities reclassified at each date was $51.2 million and $76.2 million, respectively, with $122.0 million and $119.0 million unamortized at June 30, 2011 and December 31, 2010, respectively.

          The fair values and amortized cost of held to maturity fixed maturities at June 30, 2011 and December 31, 2010 were:

June 30, 2011 (U.S. dollars in thousands) (Unaudited)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturities
U.S. Government and Government Related/Supported	$10,832	$61	$(2)	$10,891
Corporate	1,369,317	6,349	(25,531)	1,350,135
Residential mortgage-backed securities – Non-Agency	84,730	321	(257)	84,794
Other asset-backed securities	293,700	3,345	(1,266)	295,779
Non-U.S. Sovereign Government, Supranational and Government-Related	1,084,792	14,318	(21,204)	1,077,906

Total fixed maturities held to maturity	$2,843,371	$24,394	$(48,260)	$2,819,505

December 31, 2010 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturities
U.S. Government and Government Related/Supported	$10,541	$164	$(9)	$10,696
Corporate	1,337,797	6,370	(16,325)	1,327,842
Residential mortgage-backed securities – Non-Agency	82,763	634	(546)	82,851
Other asset-backed securities	287,109	1,134	(1,410)	286,833
Non-U.S. Sovereign Government, Supranational and Government- Related	1,010,125	30,680	(6,401)	1,034,404

Total fixed maturities held to maturity	$2,728,335	$38,982	$(24,691)	$2,742,626

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

          The Company had gross unrealized losses at June 30, 2011 and December 31, 2010 totaling $48.3 million and $24.7 million, respectively, on the above held to maturity fixed income securities which it considered to be temporarily impaired as these holdings are predominantly highly rated quality corporate and government holdings and the loss has principally arisen due to an interest rate increase in U.K. sterling and Euro currency.

          The contractual maturities of held to maturity income securities are shown below.

	(Unaudited) June 30, 2011		December 31, 2010

(U.S. dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due less than 1 year	$5,071	$5,117	$—	$—
Due after 1 through 5 years	132,267	133,449	125,449	125,416
Due after 5 through 10 years	414,130	412,748	348,797	346,494
Due after 10 years	1,913,473	1,887,618	1,884,217	1,901,032

	2,464,941	2,438,932	2,358,463	2,372,942
Residential mortgage-backed securities – Non-Agency	84,730	84,794	82,763	82,851
Other asset-backed securities	293,700	295,779	287,109	286,833

Total mortgage and asset-backed securities	378,430	380,573	369,872	369,684

Total	$2,843,371	$2,819,505	$2,728,335	$2,742,626

          Other Investments

          The Company has investments in senior tranches of Synthetic CDOs as well as certain CDO Squared structures, which in turn hold Synthetic CDOs that were required to be evaluated for embedded credit derivatives at July 1, 2010. Investments in these securities were entered into in the normal course of portfolio investing and were considered from a risk management perspective to be consistent with traditional ABS CDOs. While the performance of the underlying securitized credit exposures varies, in management’s judgment, the contractual subordination within the securitized interest is sufficient to absorb the current expected losses.

          There is no obligation for the Company to fund any future payments under the embedded credit obligations in excess of the original invested amount. Upon initial adoption of this guidance during 2010, the Company elected the fair value option for impacted securities, which resulted in a decrease being recorded to opening retained earnings of $31.9 million. These securities were previously classified as CDOs within available for sale securities, however, they are now included within “Other Investments.” These securities are carried at fair value with changes in fair value recorded within “Net realized gains and losses on investments” each period. The following tables detail certain features of the instruments at June 30, 2011 and December 31, 2010:

June 30, 2011 (U.S. dollars in thousands)	Weighted Average Life	Amortized Cost	Fair Value	Average Rating	Change in Fair Value during the six months ended June 30, 2011

Synthetic CDO	1.80	$8,942	$10,880	B	$(8,392)
CDO Squared	6.00	8,982	15,754	B	967

	4.29	$17,924	$26,634	B	$(7,425)

December 31, 2010 (U.S. dollars in thousands)	Weighted Average Life	Amortized Cost	Fair Value	Average Rating	Change in Fair Value during the six months ended December 31, 2010

Synthetic CDO	3.87	$32,175	$41,105	BB	$8,930
CDO Squared	6.04	8,491	12,198	B	3,707

	4.37	$40,666	$53,303	BB	$12,637

          Affiliate Investments

          Subsequent to June 30, 2011, the Company sold its interests in an investment manager affiliate for total proceeds of $35.0 million. This sale will result in a gain of approximately $21.8 million being recorded in the third quarter of 2011. In addition, this transaction includes the potential for an additional amount to be paid to the Company during 2013 subject to the investment manager meeting certain performance requirements.

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

          The following table summarizes information on the location and gross amounts of derivative fair values contained in the consolidated balance sheet at June 30, 2011 and December 31, 2010:

	(Unaudited) June 30, 2011				December 31, 2010

(U.S. dollars in thousands)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)

Derivatives designated as hedging instruments:
Interest rate contracts (2)	$159,056	$84,498	$—	$—	$161,028	$74,368	$—	$—
Foreign exchange contracts	1,690,280	19,079	688,629	(27,259)	1,850,092	43,226	244,731	(12,161)

Total derivatives designated as hedging instruments	$1,849,336	$103,577	$688,629	(27,259)	$2,011,120	$117,594	$244,731	(12,161)

Derivatives not designated as hedging instruments:
Investment Related Derivatives:
Interest rate exposure	$132,584	$89	$9,114	$(21)	$117,689	$281	$41,063	$—
Foreign exchange exposure	204,023	2,687	441,898	(5,692)	82,395	1,377	272,724	(6,329)
Credit exposure	92,500	1,036	539,513	(9,106)	128,450	8,143	532,000	(5,295)
Financial market exposure	134,596	410	12,669	—	135,912	705	4,575	(27)
Commodity futures	3,912	—	—	—	—	—	—	—
Financial Operations Derivatives: (3)
Credit exposure (2)	—	—	175,231	(25,887)	—	—	246,292	(25,887)
Other Non-Investment Derivatives:
Contingent capital facility	350,000	—	—	—	350,000	—	—	—
Guaranteed minimum income benefit contract	—	—	71,431	(20,011)	—	—	80,025	(21,190)
Modified coinsurance funds withheld contract	—	—	68,705	—	—	—	72,509	—

Total derivatives not designated as hedging instruments	$917,615	$4,222	$1,318,561	$(60,717)	$814,446	$10,506	$1,249,188	$(58,728)

(1)	Derivative instruments in an asset or liability position are included within Other Assets or Other Liabilities, respectively, in the consolidated balance sheet.
(2)

At June 30, 2011 and December 31, 2010, the Company held net cash collateral related to these derivative positions of $32.9 million and $23.0 million, respectively. The collateral balance is included within cash and cash equivalents and the corresponding liability to return the collateral has been offset against the derivative positions within the balance sheet as appropriate under the netting agreement.

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

          At June 30, 2011 and 2010, a portion of the Company’s liabilities were hedged against changes in the applicable designated benchmark interest rate. Interest rate swaps are also used to hedge the changes in fair value of certain fixed rate liabilities and fixed income securities due to changes in the designated benchmark interest rate. In addition, the Company utilizes foreign exchange contracts to hedge the fair value of certain fixed income securities as well as to hedge certain net investments in foreign operations.

          On October 27, 2010, the Company settled three interest rate contracts designated as fair value hedges of certain of the Company’s deposit liability contracts. The derivative contracts were settled for a gain of $149.5 million. The cumulative increase recorded to the carrying value of the deposit liability, representing the effective portion of the hedging relationship, will be amortized through interest expense over the remaining term of the deposit liability contracts. From the date of settlement through June 30, 2011, $5.7 million of the balance was recorded as a reduction of interest expense. The remaining balance of $143.8 million will be amortized over the weighted average period of 35.0 years remaining on these deposit contracts.

          On June 7, 2010, the Company settled interest rate contracts designated as fair value hedges of certain issues of the Company’s notes payable and debt. The derivative contracts were settled for a gain of $21.6 million. The cumulative increase recorded to the carrying value of the hedged notes payable and debt, representing the effective portion of the hedging relationship, will be amortized through interest expense over the remaining term of the debt. From the date of settlement through June 30, 2011, $7.4 million of the balance was recorded as a reduction of interest expense. The remaining balance of $14.2 million will be amortized over the weighted average period of 2.9 years remaining to maturity of the debt.

          The following table provides the total impact on earnings relating to derivative instruments formally designated as fair value hedges along with the impacts of the related hedged items for the three month periods ended June 30, 2011 and 2010:

Three Months Ended June 30, 2011 (U.S. dollars in thousands) (Unaudited)		Hedged Items – Amount of Gain/(Loss) Recognized in Income Attributable to Risk

Derivatives Designated as Fair Value Hedges:	Gain/(Loss) Recognized in Income on Derivative	Deposit Liabilities	Fixed Maturity Investments	Notes Payable and Debt	Ineffective Portion of Hedging Relationship – Gain/ (Loss)

Interest rate exposure	$5,726
Foreign exchange exposure	(877)

Total	$4,849	$(6,672)	$866	$—	$(957)

Three Months Ended June 30, 2010 (U.S. dollars in thousands) (Unaudited)		Hedged Items – Amount of Gain/(Loss) Recognized in Income Attributable to Risk

Derivatives Designated as Fair Value Hedges:	Gain/(Loss) Recognized in Income on Derivative	Deposit Liabilities	Fixed Maturity Investments	Notes Payable and Debt	Ineffective Portion of Hedging Relationship – Gain/ (Loss)

Interest rate exposure	$85,900
Foreign exchange exposure	13,312

Total	$99,212	$(85,918)	$(11,668)	$(6,209)	$(4,583)

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Derivative Instruments (Continued)

          (a) Derivative Instruments Designated as Fair Value Hedges (Continued)

Six Months Ended June 30, 2011 (U.S. dollars in thousands) (Unaudited)		Hedged Items – Amount of Gain/(Loss) Recognized in Income Attributable to Risk

Derivatives Designated as Fair Value Hedges:	Gain/(Loss) Recognized in Income on Derivative	Deposit Liabilities	Fixed Maturity Investments	Notes Payable and Debt	Ineffective Portion of Hedging Relationship – Gain/ (Loss)

Interest rate exposure	$4,852
Foreign exchange exposure	(21,303)

Total	$(16,451)	$(4,291)	$21,006	$—	$264

Six Months Ended June 30, 2010 (U.S. dollars in thousands) (Unaudited)		Hedged Items – Amount of Gain/(Loss) Recognized in Income Attributable to Risk

Derivatives Designated as Fair Value Hedges:	Gain/(Loss) Recognized in Income on Derivative	Deposit Liabilities	Fixed Maturity Investments	Notes Payable and Debt	Ineffective Portion of Hedging Relationship – Gain/ (Loss)

Interest rate exposure	$92,036
Foreign exchange exposure	48,556

Total	$140,592	$(86,742)	$(46,334)	$(15,940)	$(8,424)

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

          The periodic coupon settlements resulted in an increase to net investment income of nil for the three and six months ended June 30, 2011 and decreases to net investment income of $1.0 million and $2.0 million for the three and six months ended June 30, 2010, respectively.

          The periodic coupon settlements resulted in decreases to interest expense of $2.6 million and $5.1 million for the three and six months ended June 30, 2011, respectively, and decreases to interest expense of $20.5 million and $34.5 million for the three and six months ended June 30, 2010, respectively.

          (b) Derivative Instruments Designated as Hedges of the Net Investment in a Foreign Operation

          The Company utilizes foreign exchange contracts to hedge the fair value of certain net investments in foreign operations. During the three and six months ended June 30, 2011, the Company entered into foreign exchange contracts that were formally designated as hedges of the investment in foreign subsidiaries, the majority of which have functional currencies of either U.K. sterling or the Euro.

          The U.S. Dollar equivalent of foreign denominated net assets of $1.6 billion and $1.5 billion was hedged during the three and six months ended June 30, 2011, respectively, which resulted in a derivative loss of $27.8 million and $69.2 million, respectively, being recorded in the cumulative translation adjustment account within AOCI for each period. There was no ineffectiveness resulting from these transactions.

          The U.S. Dollar equivalent of foreign denominated net assets of $505.4 million and $372.7 million was hedged during the three and six months ended June 30, 2010, respectively, which resulted in a derivative gain of $19.9 million and $22.6 million, respectively, being recorded in the cumulative translation adjustment account within AOCI for each period. There was no ineffectiveness resulting from these transactions.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Derivative Instruments (Continued)

          (c) Derivatives not designated as hedging instruments

          The following table provides the total impact on earnings relating to derivative instruments not formally designated as hedging instruments under authoritative accounting guidance. The impacts are all recorded through Net realized and unrealized gains (losses) on derivatives in the income statement:

(U.S. dollars in thousands) (Unaudited)	Amount of Gain (Loss) Recognized in Income on Derivative

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Derivatives not designated as hedging instruments:
Investment Related Derivatives:
Interest rate exposure	$(4,319)	$2,909	$(4,151)	$4,906
Foreign exchange exposure	11,014	(14,574)	17,451	(28,011)
Credit exposure	(12,693)	2,414	(13,659)	1,143
Financial market exposure	(32)	(376)	837	135
Financial Operations Derivatives:
Credit exposure	124	(3,340)	306	(7,342)
Other Non-Investment Derivatives:
Contingent capital facility	(2,053)	(2,053)	(4,083)	(4,083)
Guaranteed minimum income benefit contract	(1,130)	(2,688)	1,179	(1,075)
Modified coinsurance funds withheld contract	(904)	2,395	(5,527)	2,375

Total derivatives not designated as hedging instruments	(9,993)	(15,313)	(7,647)	(31,952)
Amount of gain (loss) recognized in income from ineffective portion of fair value hedges	(957)	(4,583)	264	(8,424)

Net realized and unrealized gains (losses) on derivative instruments	$(10,950)	$(19,896)	$(7,383)	$(40,376)

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

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Derivative Instruments (Continued)

          (c)(i) Investment Related Derivatives (Continued)

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

          At June 30, 2011 and December 31, 2010, the credit derivative exposures outside of the Company’s investment portfolio consisted of two contracts written by the Company: one that provides credit protection on the senior tranches of a structured finance transaction and the other a European project finance loan participation. The two contracts have an aggregate outstanding exposure of $175.2 million ($159.3 million principal and $15.9 million interest), and $246.3 million ($226.4 million principal and $19.9 million interest), weighted average contractual term to maturity of 4.8 years and 5.3 years, a total liability recorded of $25.9 million and $25.9 million, and underlying obligations with an average credit rating of B- and B-, at June 30, 2011 and December 31, 2010, respectively.

          The credit protection related to the structured finance transaction is a credit default swap that was executed in 2000. The underlying collateral is predominantly securitized pools of leveraged loans and bonds. The transaction is in compliance with most of the coverage tests except the mezzanine overcollateralization tests. As a result, both interest and principal proceeds are currently redirected to amortize the most senior notes, which reduces the Company’s exposure sooner than originally anticipated. Management continues to monitor its underlying performance. The European project finance loan participation benefits from an 80% deficiency guarantee from the German state and federal governments.

          At June 30, 2011, there were no reported events of default on these obligations. Credit derivatives are recorded at fair values, which are determined using either models developed by the Company or third party prices and are dependent upon a number of factors, including changes in interest rates, future default rates, credit spreads, changes in credit quality, future expected recovery rates and other market factors. The change resulting from movements in credit and credit quality spreads is unrealized as the credit derivatives are not traded to realize this resultant value.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Derivative Instruments (Continued)

          (c)(iii) Other Non-Investment Derivatives

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

          (d) Contingent Credit Features

          Certain derivatives agreements entered into by the Company or its subsidiaries contain rating downgrade provisions that permit early termination of the agreement by the counterparty if collateral is not posted following failure to maintain certain credit ratings from one or more of the principal credit rating agencies. If the Company were required to early terminate such agreements due to rating downgrade, it could potentially be in a net liability position at time of settlement. The aggregate fair value of all derivatives agreements containing such rating downgrade provisions that were in a net liability position on June 30, 2011 and December 31, 2010 was $28.5 million and $25.9 million, respectively. The Company posted collateral of $4.0 million and nil under these agreements at June 30, 2011 and December 31, 2010, respectively.

7. Share Capital

          (a) Authorized and Issued

          As described in further detail in Item 8, Note 20, “Share Capital,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, on November 2, 2010, the Company announced that its Board of Directors approved a share buyback program, authorizing the Company to purchase up to $1.0 billion of its ordinary shares. During 2010, the Company purchased and cancelled 6.9 million ordinary shares under this program for $144.0 million. During the first quarter of 2011, the Company purchased and cancelled 7.3 million ordinary shares under this program for $165.6 million. During the second quarter of 2011, the Company purchased and cancelled 4.3 million ordinary shares under this program for $92.3 million. Between July 1 and August 2, 2011, the Company purchased and cancelled an additional 7.3 million ordinary shares for $157.7 million. All share buybacks were carried out by way of redemption in accordance with Irish law and the Company’s constitutional documents. All shares so redeemed were canceled upon redemption. At August 2, 2011, $440.4 million remained available to be used for purchases under this program.

          (b) Preferred shares and Non-controlling Interest in Equity of Consolidated Subsidiaries

          On July 18, 2011, XL-Cayman initiated a cash tender offer for any and all of its 2,876,000 outstanding Redeemable Series C preference ordinary shares with a liquidation preference value of $25.00 per share. Upon the terms and subject to the conditions set forth in the Offer to Purchase, XL-Cayman is offering to pay a purchase price of $25.00 for each preference share it purchases, plus an amount equal to accrued but unpaid dividends up to, but not including, the date of purchase.

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

          On February 12, 2010, the Company repurchased approximately 4.4 million Redeemable Series C preference ordinary shares with a liquidation preference value of $110.8 million for approximately $94.2 million, which was a portion of its outstanding Redeemable Series C preference ordinary shares. As a result, a book value gain of approximately $16.6 million was recorded in the first quarter of 2010 to ordinary shareholders.

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

          During the six months ended June 30, 2011, the Company granted approximately 1.1 million stock options with a weighted-average grant date fair value of $9.82 per option. The fair value of the options issued was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

Dividend yield	1.90%
Risk free interest rate	2.61%
Volatility	50.0%
Expected lives	6.0	years

          During the six months ended June 30, 2011, the Company granted approximately 1.1 million restricted stock units to officers and employees of the Company with an aggregate grant date fair value of approximately $24.6 million. Each restricted stock unit represents the Company’s obligation to deliver to the holder one ordinary share upon satisfaction of the three year vesting term. Restricted stock units are granted at the closing market price on the day of grant and entitle the holder to receive dividends declared and paid in the form of additional ordinary shares contingent upon vesting.

          During the six months ended June 30, 2011, the Company granted 40,944 of its restricted stock awards to its directors, with an aggregate grant date fair value of approximately $1.0 million. Each restricted stock award represents the Company’s obligation to deliver to the holder one ordinary share. A Director who is granted a restricted stock award shall have all of the rights of a shareholder, including the right to vote and receive dividends. Each award vests on the date of grant, pursuant to the terms of the Directors Plan. The restricted stock awards are granted at the closing market price on the day of grant.

          During the six months ended June 30, 2011, the Company granted approximately 1.3 million performance units (representing a potential maximum share payout of approximately 2.6 million ordinary shares) to officers and employees of the Company with an aggregate grant date fair value of approximately $29.4 million. The performance units vest after three years and entitle the holder to ordinary shares of the Company. There are no dividend rights associated with the performance units. Each grant of performance units has a target number of shares, with final payouts ranging from 0% to 200% of the grant amount depending upon a combination of corporate and business segment performance along with each employee’s continued service through the vest date. Performance targets are based on relative and absolute financial performance metrics.

8. Notes Payable and Debt and Financing Arrangements

          All outstanding debt of the Company at June 30, 2011 and December 31, 2010 was issued by XL-Cayman except for the $600 million par value 6.5% Guaranteed Senior Notes due January 2012 which were issued by XL Capital Finance (Europe) plc (“XLCFE”). Both XL-Cayman and XLCFE are wholly-owned subsidiaries of XL-Ireland. The XLCFE notes are fully and unconditionally guaranteed by XL Company Switzerland GmbH (“XL-Switzerland”). The Company’s ability to obtain funds from its subsidiaries to satisfy any of its obligations under this guarantee is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the Company operates, including, among others, Bermuda, the United States, Ireland, Switzerland and the U.K. Aggregated required statutory capital and surplus for the principal operating subsidiaries of the Company was $6.2 billion at December 31, 2010.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Notes Payable and Debt and Financing Arrangements (Continued)

          On July 22, 2011, XL-Switzerland entered into a Remarketing Agreement relating to the remarketing of XL-Cayman’s $575 million aggregate principal amount of 8.25% senior notes due August 2021(the “8.25% Senior Notes”) comprising a part of the equity security units (the “10.75% Units”). XL-Cayman has submitted an order to purchase all of the 8.25% Senior Notes available to be remarketed, and will retire all such 8.25% Senior Notes it may purchase in the remarketing. The remarketing is anticipated to settle on August 15, 2011, when the forward purchase contracts comprising part of the 10.75% Units are to be settled. Subject to certain conditions, the proceeds from the remarketing of the 8.25% Senior Notes will be used to satisfy the purchase price for XL-Ireland’s ordinary shares to be issued and delivered to holders of the 10.75% Units upon settlement of the forward purchase contracts. The number of ordinary shares to be issued upon settlement of the forward purchase contracts will be determined based on the average trading price for the ordinary shares over a period preceding that date and is subject to a maximum of approximately 35.9 million shares.

          Letter of Credit Facilities and Other Sources of Collateral

          On March 25, 2011, the Company and certain of its subsidiaries entered into a secured credit agreement (the “2011 Credit Agreement”) that currently provides for issuance of letters of credit of up to $1 billion. Concurrent with the effectiveness of the 2011 Credit Agreement, the commitments of the lenders under the existing five-year credit agreement dated June 21, 2007 were reduced from $4 billion to $3 billion. The commitments under the 2011 Credit Agreement will expire on, and the credit facility is available on a continuous basis until, the earlier of (i) March 25, 2014 and (ii) the date of termination in whole of the commitments upon an optional termination or reduction of the commitments by the account parties or upon an event of default.

9. Related Party Transactions

          At June 30, 2011 and December 31, 2010, the Company owned non-controlling stakes in four independent investment management companies (“Investment Manager Affiliates”) that are actively managing client capital and seeking growth opportunities. The Company seeks to develop relationships with specialty investment management organizations, generally acquiring an equity interest in the business. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates and through these funds and partnerships pays management and performance fees to the Company’s Investment Manager Affiliates.

          In the normal course of business, the Company enters into certain quota share reinsurance contracts with a subsidiary of one of its other strategic affiliates, ARX Holding Corporation. During the quarter ended June 30, 2011, these contracts resulted in reported net premiums of $8.7 million, net losses incurred of $5.6 million and reported acquisition costs of $5.2 million. During the same period in 2010, these contracts resulted in reported net premiums of $8.2 million, net losses incurred of $7.2 million and reported acquisition costs of $6.0 million. Management believes that these transactions are conducted at market rates consistent with negotiated arms-length contracts.

10. Variable Interest Entities

          At times, the Company has utilized variable interest entities both indirectly and directly in the ordinary course of the Company’s business.

          The Company invests in CDOs, and other structured investment vehicles that are issued through variable interest entities as part of the Company’s investment portfolio. The activities of these variable interest entities are generally limited to holding the underlying collateral used to service investments therein. Management has evaluated the nature of the Company’s involvement in such entities and has concluded that the Company is not the primary beneficiary of these variable interest entities as contemplated in current authoritative accounting guidance. The Company’s involvement in these entities is passive in nature and management was not involved in either the establishment or arrangement of these entities. Management does not believe that the Company has the power to direct activities, such as asset selection and collateral management, which most significantly impact the entity’s economic performance. The Company’s financial results are impacted by the changes in fair value of the variable interest entities consistent with the accounting policies applied to invested assets. For further details on the nature of the Company’s investment portfolio, in particular mortgage and asset backed securities, which typically represent interests in variable interest entities, see Item 8, Note 8 to the Consolidated Financial Statements, “Investments,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Variable Interest Entities (Continued)

          The Company has utilized variable interest entities in certain instances as a means of accessing contingent capital. The Company has utilized unconsolidated entities in the formation of contingent capital facilities. The Company’s interest in Stoneheath Re (“Stoneheath”) represents an interest in a variable interest entity under current authoritative accounting guidance; however, the Company is not the primary beneficiary as contemplated in that guidance. The Company’s interest in this entity is as a contributor of variability and not an absorber of losses and, as such, the Company would not be considered the primary beneficiary. Given that there are no contractual requirements or intentions to enter into additional variable interests in this entity, management considers the likelihood of consolidating Stoneheath in the future to be remote. For further details regarding Stoneheath, see Item 8, Note 17, “Off-Balance Sheet Arrangements,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

          The Company has a limited number of remaining outstanding credit enhancement exposures including written financial guarantee and credit default swap contracts. The obligations related to these transactions are often securitized through variable interest entities. The Company is not the primary beneficiary of these variable interest entities as contemplated in current authoritative accounting guidance on the basis that management does not believe that the Company has the power to direct the activities, such as asset selection and collateral management, which most significantly impact each entity’s economic performance. For further details on the nature of the obligations and the size of the Company’s maximum exposure see Note 6, “Derivative Instruments,” and Note 12, “Commitments and Contingencies,” herein.

          The credit exposures represent the most significant risks associated with the Company’s involvement with variable interest entities and there have been no significant changes in the nature of the Company’s involvement with variable interest entities during the three months ended June 30, 2011.

11. Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent

(U.S. dollars and shares in thousands, except per share amounts) (Unaudited)	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Basic earnings per ordinary share:
Net income (loss) attributable to XL Group plc	$225,663	$194,005	$(1,621)	$337,885
Less: preference share dividends	—	(2,194)	—	(34,694)
Add: gain on redemption of Redeemable Series C preference ordinary shares	—	—	—	16,616

Net income available to ordinary shareholders	$225,663	$191,811	$(1,621)	$319,807

Weighted average ordinary shares outstanding – basic	309,184	342,056	310,325	342,049
Basic earnings per ordinary share	$0.73	$0.56	$(0.01)	$0.93
Diluted earnings per ordinary share:
Net income available to ordinary shareholders	$225,663	$191,811	$(1,621)	$319,807
Impact of assumed conversion of 10.75% Units	11,977	—	—	—

Net income available to ordinary shareholders including impact of assumed conversion of 10.75% Units	$237,640	$191,811	$(1,621)	$319,807

Weighted average ordinary shares outstanding – basic	309,184	342,056	310,325	342,049
Impact of share based compensation and certain conversion features	32,805	822	—	732

Weighted average ordinary shares outstanding – diluted	341,989	342,878	310,325	342,781

Diluted earnings per ordinary share	$0.69	$0.56	$(0.01)	$0.93

Dividends per ordinary share	$0.11	$0.10	$0.22	$0.20

          For the three and six months ended June 30, 2011 and 2010, ordinary shares available for issuance under share based compensation plans of 9.7 million and 17.3 million, and 12.8 million and 12.6 million, respectively, were not included in the calculation of diluted earnings per share because the assumed exercise or issuance of such shares would be anti-dilutive.

          In addition, for the three and six months ended June 30, 2011 and 2010, ordinary shares available for issuance under the purchase contracts associated with the 10.75% Units of nil and 30.5 million, and 31.7 million and 31.8 million, respectively, were not included in the calculation of diluted earnings per share because the assumed issuance of such shares would be anti-dilutive. For further information on the 10.75% Units see Item 8, Note 15, “Notes Payable and Debt Financing Arrangements,” to the Consolidated Financial Statements in the Company’s Annual Report on form 10-K for the year ended December 31, 2010.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies

          Financial and Other Guarantee Exposures

          As part of the Company’s legacy financial guarantee business, during January 2011, the Company commuted 32 of the financial guarantee transactions that were outstanding at December 31, 2010, including three non-performing transactions. This commutation eliminated $41.9 million of notional financial guarantee exposure (including principal and interest) for a payment of $22.1 million. The $22.1 million was included in the gross claim liability at December 31, 2010. The Company’s outstanding financial guarantee contracts at June 30, 2011 included the reinsurance of 5 financial guarantee contracts with total insured contractual payments outstanding, all of which is principal, of $131.4 million and having a remaining weighted-average contract period of 24.6 years. These contracts provide credit support for a variety of collateral types with the exposures comprised of (i) $108.3 million notional financial guarantee on three notes backed by zero coupon bonds and bank perpetual securities; (ii) $16.0 million notional financial guarantee on a collateralized fund obligation with a collateral cushion in excess of 60% of the Company’s exposure that is currently being wound-up in an orderly manner and (iii) $7.2 million notional financial guarantee relating to future scheduled repayments on a government-subsidized housing project.

          At June 30, 2011, the total gross claim liability and unearned premiums recorded associated with the Company’s legacy financial guarantee business were $1.4 million and $0.5 million, respectively. At June 30, 2011, there were no reported events of default on these obligations.

          At December 31, 2010, the Company’s outstanding financial guarantee contracts included the reinsurance of 37 financial guarantee contracts with total insured contractual payments outstanding of $204.8 million ($198.7 million of principal and $6.1 million of interest) and having a remaining weighted-average contract period of 13.2 years. These contracts provide credit support for a variety of collateral types. The largest exposures were comprised of (i) $108.3 million notional financial guarantee on three notes backed by zero coupon bonds and bank perpetual securities; (ii) $47.5 million notional financial guarantee on a collateralized fund obligation with a collateral cushion in excess of 60% of the Company’s exposure that is currently being wound-up in an orderly manner; and (iii) the remaining $49.0 million of financial guarantees is comprised of 33 separate transactions with varying forms of underlying collateral, including pre-2000 vintage asset backed securities and municipal government bonds. The underlying financial guarantees are diversified and not individually significant.

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

          This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that involve inherent risks and uncertainties. Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward-looking statements. These statements are based upon current plans, estimates and projections. Actual results may differ materially from those included in such forward-looking statements, and therefore undue reliance should not be placed on them. See “Cautionary Note Regarding Forward-Looking Statements” below for a list of factors that could cause actual results to differ materially from those contained in any forward-looking statement, as well as Item 1, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and Part II, Item 1A, “Risk Factors,” herein.

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

Impact of Recent Natural Catastrophes

          In the first six months of 2011, the global insurance and reinsurance markets experienced significant losses from natural catastrophes, including the Japan earthquake and tsunami, the Australian flooding events, the New Zealand earthquakes and U.S. storms and tornados. See “Significant Items Affecting Results of Operations – 1) The impact of significant large natural catastrophe activity” below for a discussion of the Company’s loss estimates for the first six months of 2011 natural catastrophe events.

Results of Operations and Key Financial Measures

          The following table presents an analysis of the Company’s net income available to ordinary shareholders and other financial measures (described below) for the three and six months ended June 30, 2011 and 2010:

(U.S. dollars and shares in thousands, except per share amounts) (Unaudited)	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Net income (loss) available to ordinary shareholders	$225,663	$191,811	$(1,621)	$319,807
Earnings per ordinary share – basic	$0.73	$0.56	$(0.01)	$0.93
Earnings per ordinary share – diluted	$0.69	$0.56	$(0.01)	$0.93
Change in fully diluted book value per ordinary share	1.84	1.36	1.09	3.14

          The following are some of the financial measures management considers important in evaluating the Company’s operating performance:

(U.S. dollars and shares in thousands, except per share amounts) (Unaudited)	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Underwriting profit (loss) – property and casualty operations	$67,049	$94,673	$(261,015)	$88,063
Combined ratio – property and casualty operations	94.9%	92.2%	110.1%	96.4%
Net investment income – property and casualty operations(1)	$214,448	$227,205	$417,735	$455,185
Annualized return on average shareholders’ equity (2)	9.6%	8.3%	NM *	7.1%

	(Unaudited) June 30, 2011	December 31, 2010

Book value per ordinary share (3)	$31.54	$30.37
Fully diluted book value per ordinary share (4)	$30.87	$29.78

(1)	Net investment income relating to P&C operations includes the net investment income related to the net results from structured products.
(2)

Annualized return on average shareholders’ equity is a non-GAAP financial measure and is calculated by dividing the annualized net income (loss) for any period by the average of the opening and closing ordinary shareholders’ equity (total shareholders’ equity less preference shareholders’ equity and non-controlling interest in equity of consolidated subsidiaries).

(3)

Book value per share, a non-GAAP financial measure, is calculated by dividing ordinary shareholders’ equity by the number of outstanding ordinary shares at any period end. Book value per ordinary share is affected primarily by the Company’s net income (loss), by any changes in the net unrealized gains and losses on its investment portfolio, currency translation adjustments and also the impact of any share buyback or issuance activity.

(4)

Fully diluted book value per ordinary share, a non-GAAP measure, represents book value per ordinary share combined with the dilutive impact of potential future share issuances at any period end. The dilutive impact of the Company’s equity security units has been included within fully diluted book value per ordinary share under the “treasury stock” method. Had this dilution been calculated under the “if-converted” method, the result would have been $30.19 per ordinary share at June 30, 2011. The Company believes that fully diluted book value per ordinary share is a financial measure important to investors and other interested parties who benefit from having a consistent basis for comparison with other companies within the industry. However, this measure may not be comparable to similarly titled measures used by companies either outside or inside of the insurance industry.

*	NM–Not meaningful

Key Financial Measures

Underwriting profit – property and casualty (“P&C”) operations

          One way that the Company evaluates the performance of its insurance and reinsurance operations is the underwriting profit or loss. The Company does not measure performance based on the amount of gross premiums written. Underwriting profit or loss is calculated from premiums earned less net losses incurred and expenses related to underwriting activities. The Company’s underwriting profit (loss) for the three and six month periods ended June 30, 2011 was consistent with the combined ratio discussed below.

Combined ratio – P&C operations

          The combined ratio for P&C operations is used by the Company and many other insurance and reinsurance companies as another measure of underwriting profitability. The combined ratio is calculated from the net losses incurred and underwriting expenses as a percentage of the net premiums earned for the Company’s insurance and reinsurance operations. A combined ratio of less than 100% indicates an underwriting profit and greater than 100% reflects an underwriting loss. The Company’s combined ratio for the three and six months ended June 30, 2011 is higher than for the same periods in the previous year, as a result of an increase in both the loss and loss expense ratio and the underwriting expense ratio. The loss and loss expense ratio has increased as a result of higher levels of catastrophe losses and other large loss events in both the insurance and reinsurance segments. The underwriting expense ratio has increased as a result of an increase in the acquisition expense ratio from higher commissions and the impact of reinstatement premiums.

Net investment income – P&C operations

          Net investment income related to P&C operations is an important measure that affects the Company’s overall profitability. The largest liability of the Company relates to its unpaid loss reserves, and the Company’s investment portfolio provides liquidity for settlements of the claims to which these reserves relate as they become due. Thus, a significant part of the investment portfolio is invested in fixed income securities. Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates and credit spreads and changes in overall asset allocation. Net investment income related to P&C operations decreased by $12.8 million and $37.5 million during the three and six months of 2011, respectively, as compared to the same periods in the prior year. Overall, portfolio yields have decreased as a result of the impact of declines in U.S. interest rates and cash outflows from the invested portfolio.

Book value per ordinary share

          Management also views the change in the Company’s book value per ordinary share as an additional measure of the Company’s performance. Book value per ordinary share is calculated by dividing ordinary shareholders’ equity by the number of outstanding ordinary shares at any period end. Book value per ordinary share is affected primarily by the Company’s net income (loss), by any changes in the net unrealized gains and losses on its investment portfolio and currency translation adjustments and also by the impact of any share buyback or issuance activity.

          Book value per ordinary share increased by $1.59 in the three months ended June 30, 2011 due to the net income attributable to ordinary shareholders of $225.7 million in the period, an increase in net unrealized gains on available for sale investments of $189.8 million, net of tax, and the benefit of share buyback activity. In the three months ended June 30, 2010, book value per share increased by $1.37 driven by a decrease in net unrealized losses on available for sale investments of $410.4 million, net of tax, and the net income attributable to ordinary shareholders of $191.8 million in the period.

          Book value per ordinary share increased by $1.17 in the six months ended June 30, 2011 mainly due to an increase in net unrealized gains on available for sale investments of $231.6 million, net of tax, and the benefit of share buyback activity. In the six months ended June 30, 2010, book value per share increased by $3.15 mainly due to a decrease in net unrealized losses on available for sale investments of $968.8 million, net of tax, and the net income attributable to ordinary shareholders of $319.8 million.

          As noted above, fully diluted book value per ordinary share represents book value per ordinary share combined with the impact from dilution of share based compensation and certain conversion features where dilutive. In the three and six months ended June 30, 2011, fully diluted book value per ordinary share increased by $1.84 and $1.09, respectively, as a result of the factors contributing to the increase in book value per share noted above. In the three and six months ended June 30, 2010, fully diluted book value per share increased by $1.36 and $3.14, respectively, as a result of the factors contributing to the increase in book value per share noted above.

Annualized return on average ordinary shareholders’ equity

          Annualized return on average ordinary shareholders’ equity (“ROE”) is another non-GAAP financial measure that management considers important in evaluating the Company’s operating performance. ROE is calculated by dividing the net income for any period by the average of the opening and closing ordinary shareholders’ equity. The Company establishes minimum target ROEs for its total operations, segments and lines of business. If the Company’s minimum ROE targets over the longer term are not met with respect to any line of business, the Company seeks to modify and/or exit these lines. In addition, among other factors, the Company’s compensation of its senior officers is dependent on the achievement of the Company’s performance goals to enhance ordinary shareholder value as measured by ROE (adjusted for certain items considered to be “non-operating” in nature). For the six months ended June 30, 2011, ROE was negative due to the net loss from the significant catastrophe losses in the period, discussed under “Significant Items Affecting the Results of Operations.”

Significant Items Affecting the Results of Operations

          The Company’s net income and other financial measures as shown above for the three and six months ended June 30, 2011 have been affected by, among other things, the following significant items:

1)	The impact of significant large natural catastrophe activity;

2)	Market movement impacts on the Company’s investment portfolio; and

3)	Continuing competitive factors impacting the underwriting environment.

1) The impact of significant large natural catastrophe activity

          Net losses incurred were higher during the first six months of 2011 as compared to the same period in 2010 as a result of higher levels of natural catastrophe losses in the first six months of 2011, mainly as a result of the 2011 flooding events in Australia (the “Australia floods”), the earthquake that struck Christchurch, New Zealand on February 22, 2011 (the “New Zealand earthquake”), the March 11, 2011 earthquake and tsunami in Japan (the “Japan earthquake and tsunami”), and the severe weather occurrences, including tornado activity, in the United States over the periods April 22 - 28 and May 20 - 23, 2011 (the “U.S. Storms”).

          The Company’s loss estimates are based on combinations of its review of individual treaties and policies expected to be impacted, commercial model outputs, client data received to the date the estimates were made, and consideration of expectations of total insured market loss estimates if available, both from published sources and the Company’s internal analysis. The Company’s loss estimates involve the exercise of considerable judgment due to the complexity and scale of the insured events, and are, accordingly, subject to revision as additional information becomes available. Actual losses may differ materially from these preliminary estimates.

          The following are analyses of the financial impact on the Company’s results of operations for the three and six months ended June 30, 2011 from natural catastrophes:

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011

(U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Operating data:
Catastrophe reinstatement premium earned:
Australia floods	$—	$(40)	$(40)	$—	$950	$950
New Zealand earthquake	—	—	—	—	(2,389)	(2,389)
Japan earthquake and tsunami	—	—	—	—	17,647	17,647
U.S. Storms (1)	—	1,069	1,069	—	1,069	1,069
Other natural catastrophes (2) (3)	—	1,119	1,119	—	1,119	1,119

Total net premiums earned	$—	$2,148	$2,148	$—	$18,396	$18,396

Gross losses and loss expenses:
Australia floods	$—	$(300)	$(300)	$(80,225)	$(15,500)	$(95,725)
New Zealand earthquake	—	1,500	1,500	(5,000)	(95,716)	(100,716)
Japan earthquake and tsunami	(13,600)	—	(13,600)	(88,600)	(185,475)	(274,075)
U.S. Storms (1)	(5,435)	(57,416)	(62,851)	(5,435)	(57,416)	(62,851)
Other natural catastrophes (2) (3)	(11,022)	(8,189)	(19,211)	(11,022)	(10,689)	(21,711)

Total gross losses and loss expenses	$(30,057)	$(64,405)	$(94,462)	$(190,282)	$(364,796)	$(555,078)

Losses and loss expenses recoverable:
Australia floods	$—	$—	$—	$27,525	$—	$27,525
New Zealand earthquake	—	2,197	2,197	—	31,461	31,461
Japan earthquake and tsunami	13,600	—	13,600	13,600	200	13,800
U.S. Storms (1)	315	4,838	5,153	315	4,838	5,153
Other natural catastrophes (2) (3)	3,066	—	3,066	3,066	—	3,066

Total losses and loss expenses recoverable	$16,981	$7,035	$24,016	$44,506	$36,499	$81,005

Underwriting loss - P & C Operations:
Australia floods	$—	$(340)	$(340)	$(52,700)	$(14,550)	$(67,250)
New Zealand earthquake	—	3,697	3,697	(5,000)	(66,644)	(71,644)
Japan earthquake and tsunami	—	—	—	(75,000)	(167,628)	(242,628)
U.S. Storms (1)	(5,120)	(51,509)	(56,629)	(5,120)	(51,509)	(56,629)
Other natural catastrophes (2) (3)	(7,956)	(7,070)	(15,026)	(7,956)	(9,570)	(17,526)

Total underwriting loss	$(13,076)	$(55,222)	$(68,298)	$(145,776)	$(309,901)	$(455,677)

Loss ratio impact for the three and six months ended June 30, 2011	1.4%	13.9%	5.2%	8.2%	39.0%	17.7%

(1)	U.S. Storms refers to the severe weather occurrences, including tornado activity, which affected the Midwest and the Southeast United States over the periods April 22 – 28 and May 20 – 23, 2011.
(2)	For the insurance segment, Other natural catastrophes include Cyclone Yasi in Australia, U.S. windstorms and Mississippi floods.
(3)	For the reinsurance segment, Other natural catastrophes include Cyclone Yasi in Australia and the Slave Lake fire in Canada.

          For further details see the segment results in the “Income Statement Analysis” below.

2) Market movement impacts on the Company’s investment portfolio

          During the three months ended June 30, 2011, decreasing interest rates, partially offset by widening credit spreads, resulted in a favorable net impact on the Company’s investment portfolio. Net unrealized losses on available for sale investments decreased by $189.8 million as compared to March 31, 2011. This represents approximately a 0.4% appreciation on average assets for the three months ended June 30, 2011.

          The following table provides further detail regarding the movements in relevant credit markets, as well as in government interest rates using selected market indices:

	Interest Rate Movement for the three months ended June 30, 2011 (1) (‘+’/‘-’ represents increases / decreases in interest rates)	Credit Spread Movement for the three months ended June 30, 2011 (2) (‘-’ represents tightening of credit spreads)

United States	-52 basis points (5 year Treasury)	+15 basis points (U.S. Corporate A rated)
+11 basis points (U.S. CMBS, AAA rated)

United Kingdom	-31 basis points (10 year Gilt)	+16 basis points (U.K. Corporate, AA rated)
Euro-zone	-39 basis points (5 year Bund)	+10 basis points (Europe Corporate, A rated)

(1)	Source: Bloomberg Finance L.P.
(2)	Source: Merrill Lynch Global Indices.

          During the six months ended June 30, 2011, credit spreads tightened, particularly in Euro-zone, offset by increasing interest rates primarily in Europe. The net impact of the market conditions on the Company’s investment portfolio for the quarter was favorable and in addition, losses realized resulted in a total decrease in net unrealized losses on available for sale investments as compared to December 31, 2010 of $231.6 million. This represents approximately a 0.5% appreciation on average assets for the six months ended June 30, 2011.

          The following table provides further detail regarding the movements in relevant credit markets, as well as in government interest rates using selected market indices:

	Interest Rate Movement for the six months ended June 30, 2011 (1) (‘+’/‘-’ represents increases / decreases in interest rates)	Credit Spread Movement for the six months ended June 30, 2011 (2) (‘-’ represents tightening of credit spreads)

United States	-25 basis points (5 year Treasury)	-4 basis points (U.S. Corporate A rated)
-1 basis points (U.S. CMBS, AAA rated)

United Kingdom	-2 basis points (10 year Gilt)	+2 basis points (U.K. Corporate, AA rated)
Euro-zone	+44 basis points (5 year Bund)	-24 basis points (Europe Corporate, A rated)

(1)	Source: Bloomberg Finance L.P.
(2)	Source: Merrill Lynch Global Indices.

          Net realized losses on investments in the three and six months ended June 30, 2011 totaled $9.5 million and $76.0 million, respectively, including net realized losses of approximately $27.2 million and $37.4 million respectively related to the impairment of certain of the Company’s fixed income investments, where the Company determined that there was an other-than-temporary decline in the value of those investments related to credit.

          Of the $27.2 million, there were net realized losses of $14.0 million related to credit impairments on structured credit securities. These primarily represented below investment grade non-Agency RMBS, including those with sub-prime and Alt-A collateral. A further $11.1 million in net realized losses related to impairments of medium term notes backed primarily by investment grade European credit. The Company adjusted the estimated remaining holding period of certain notes resulting in a shorter reinvestment spectrum. Consistent with prior quarters, management continues to evaluate the impairment of the investment portfolio and has concluded that, as of June 30, 2011, the remaining gross unrealized losses are temporary in nature.

3) Continuing competitive factors impacting the underwriting environment

          Insurance

          While competitive market conditions continue, there has been a favorable improvement in rate achievement during the second quarter as pricing in aggregate turned slightly positive. The Insurance segment’s gross premiums written increased in the second quarter of 2011 as compared to the same period of 2010 by nearly 19%. When normalized for foreign exchange, the renewal of certain long term agreements (as annual policies) which were not reflected in last year’s premiums and the favorable true-ups of various premium accruals and other adjustments, the increase is approximately 8%. This increase was driven, in part, by increased premiums resulting from an expanding rate base, a sign of economic improvement, but more importantly by new business initiatives which include North America construction, U.S. general aviation, International upper middle markets and certain professional and P&C programs. Overall, premium rates reflected an aggregate price increase of approximately 0.4%, but if the impact of the highly competitive U.S. directors and officers book is excluded, the second quarter rate improvement is approximately 1.7% across all other lines. The Insurance segment continues to be extremely diligent with rates on existing accounts and in the selection of new business.

          Reinsurance

          The Reinsurance segment’s gross premiums written increased by 12.1% in the second quarter of 2011 as compared to the same period of 2010. This growth was mainly in Bermuda property catastrophe lines and International casualty through both price and capacity increases, as well as from new business in the quarter. July 1 renewals saw rate increases in the international market for loss impacted property programs, specifically marine, energy and Asia catastrophe programs, of 5 - 10%. However, rates in non-impacted programs were generally flat to slightly down. The U.S. catastrophe market also had improved pricing with 7.5 - 12.5% increases in Florida concentrated business and 5 - 7.5% price increases on other U.S. business. Pressure on pricing remains in the long tail lines of the reinsurance market but there was some success in identifying pricing opportunities in Europe during the quarter. Overall the long tail lines of the reinsurance market remain very competitive and the Reinsurance segment will continue its disciplined underwriting philosophy.

          There can be no assurance, however, that such (re)insurance rate conditions or growth opportunities will be sustained or further materialize, or lead to improvements in our books of business. See “Cautionary Note Regarding Forward-Looking Statements.”

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

Capital Management

          On July 22, 2011, XL-Switzerland entered into a Remarketing Agreement relating to the remarketing of XL-Cayman’s $575 million aggregate principal amount of 8.25% senior notes due August 2021 (the “8.25% Senior Notes”) comprising a part of the equity security units (the “10.75% Units”). XL-Cayman has submitted an order to purchase all of the 8.25% Senior Notes available to be remarketed, and will retire all such 8.25% Senior Notes it may purchase in the remarketing. The remarketing is anticipated to settle on August 15, 2011, when the forward purchase contracts comprising part of the 10.75% Units are to be settled. Subject to certain conditions, the proceeds from the remarketing of the 8.25% Senior Notes will be used to satisfy the purchase price for XL-Ireland’s ordinary shares to be issued and delivered to holders of the 10.75% Units upon settlement of the forward purchase contracts. The number of ordinary shares to be issued upon settlement of the forward purchase contracts will be determined based on the average trading price for the ordinary shares over a period preceding that date and is subject to a maximum of approximately 35.9 million shares.

          On July 18, 2011, XL-Cayman initiated a cash tender offer for any and all of its 2,876,000 outstanding Redeemable Series C preference ordinary shares with a liquidation preference value of $25.00 per share. See “Capital Resources - Preferred Shares and Non-controlling Interest in Equity of Consolidated Subsidiaries” below for further details relating to the Redeemable Series C preference ordinary shares.

          On November 2, 2010, the Company announced that its Board of Directors approved a share buyback program, authorizing the Company to purchase up to $1.0 billion of its ordinary shares. During 2010, the Company purchased and cancelled 6.9 million ordinary shares under this program for $144.0 million. During the first quarter of 2011, the Company purchased and cancelled 7.3 million ordinary shares under this program for $165.6 million. During the second quarter of 2011, the Company purchased and cancelled 4.3 million ordinary shares under this program for $92.3 million. Between July 1 and August 2, 2011, the Company purchased and cancelled an additional 7.3 million ordinary shares for $157.7 million. All share buybacks were carried out by way of redemption in accordance with Irish law and the Company’s constitutional documents. All shares so redeemed were canceled upon redemption. At August 2, 2011, $440.4 million remained available to be used for purchases under this program.

Risk Management

          The table below shows the Company’s estimated per event net 1% and 0.4% exceedance probability exposures for certain peak natural catastrophe perils regions. These estimates assume that amounts due from reinsurance and retrocession purchases are 100% collectible. There may be credit or other disputes associated with these potential receivables. Finally, the PMLs in the table below were derived by application of a new vendor model that was released during the first quarter of 2011.

			1-in-100 Event		1-in-250 Event

Geographical Zone (U.S. dollars in millions)	Peril	Measurement Date of In-Force Exposures (1)	Probable Maximum Loss (2)	Percentage of Tangible Shareholders’ Equity at June 30, 2011	Probable Maximum Loss (2)	Percentage of Tangible Shareholders’ Equity at June 30, 2011

North America	Earthquake	April 1, 2011	$771	7.9%	$1,199	12.3%
U.S.	Windstorm	April 1, 2011	1,240	12.7%	1,581	16.2%
Europe	Windstorm	April 1, 2011	518	5.3%	734	7.5%
Japan	Earthquake	April 1, 2011	289	3.0%	360	3.7%
Japan	Windstorm	April 1, 2011	141	1.4%	204	2.1%

(1)	Detailed analyses of aggregated In-force exposures and maximum loss levels are done periodically. The measurement dates represent the date of the last completed detailed analysis by geographical zone.
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

Critical Accounting Policies and Estimates

          See the discussion of the Company’s “Critical Accounting Policies and Estimates” section in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Variable Interest Entities and Other Off-Balance Sheet Arrangements

          For further information, see the discussion of the Company’s variable interest entities and other off-balance sheet arrangements in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and Item 1, Note 10, “Variable Interest Entities,” to the Unaudited Consolidated Financial Statements included herein.

Segment Results for the three months ended June 30, 2011 compared to the three months ended June 30, 2010

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

          Income Statement Analysis

          Insurance

          The Company’s Insurance segment provides commercial property, casualty and specialty insurance products on a global basis. Products generally provide tailored coverages for complex corporate risks and include the following lines of business: property, casualty, professional liability, environmental liability, aviation and satellite, marine and offshore energy, equine, fine art and specie, excess and surplus lines, surety and program business. The Company focuses on those lines of business within its insurance operations that are believed to provide the best return on capital over time. These lines of business are divided across business groups: North America Property and Casualty (“NAPC”), International Property and Casualty (“IPC”), Global Professional Lines (“Professional”) and Global Specialty (“Specialty”).

          The following table summarizes the underwriting results for this segment:

	(Unaudited) Three Months Ended June 30,

(U.S. dollars in thousands)	2011	2010	% Change

Gross premiums written	$1,290,030	$1,085,740	18.8%
Net premiums written	893,191	757,424	17.9%
Net premiums earned	907,443	868,666	4.5%
Net losses and loss expenses	(608,182)	(592,184)	2.7%
Acquisition costs	(113,883)	(92,236)	23.5%
Operating expenses	(166,608)	(163,005)	2.2%

Underwriting profit (loss)	$18,770	$21,241	(11.6)%
Net results – structured products	$2,690	$2,940	(8.5)%
Net fee income and other	(3,218)	(4,337)	(25.8)%

          Gross premiums written increased in the second quarter of 2011 as compared to the same period of 2010 by 18.8% and, when evaluated in local currency, increased by 12.6%. The increase was driven largely by new business across certain NAPC business lines including primary and excess casualty, general property and newly entered business lines, such as construction and surety, as well as new business in Specialty, specifically in general aviation. In addition to favorable foreign exchange and new business, the renewal of long term agreements as annual policies and certain premium adjustments and increased shares contributed to increased premiums. These increases were partially offset by declines in Professional lines.

          Net premiums written increased by 17.9% in the second quarter of 2011 compared to the same period of 2010. The increase resulted from the gross premiums written increases outlined above partially offset by an increase in ceded premiums written of 20.9%. The increase in ceded premiums written relates to increased amounts of facultative and captive reinsurance, primarily in IPC property, foreign exchange rate changes compared to 2010, adverse amendments to prior year property treaty premium estimates and marine reinstatement premiums.

          Net premiums earned increased by 4.5% in the second quarter of 2011 as compared to the same period of 2010. The increase primarily resulted from higher net written premiums earned through in primary casualty, property and middle markets, the favorable impact of foreign exchange rates offset by the marine reinstatement premiums noted above and the earn-out of lower net premiums written in U.S. Professional, certain discontinued and environmental lines.

          The following table presents the ratios for this segment:

	(Unaudited) Three Months Ended June 30,

	2011	2010

Loss and loss expense ratio	67.0%	68.2%
Underwriting expense ratio	30.9%	29.4%

Combined ratio	97.9%	97.6%

          The loss and loss expense ratio includes net losses incurred for both the current quarter and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Insurance segment for the second quarter of 2011 as compared to the same period of 2010:

	(Unaudited) Three Months Ended June 30,

(U.S. dollars in millions)	2011	2010

Property	$(16.7)	$(3.6)
Casualty	11.8	20.4
Professional	(77.1)	(32.8)
Specialty and other	18.3	(17.5)

Total	$(63.7)	$(33.5)

Loss and loss expense ratio excluding prior year development	74.0%	72.0%

          Excluding prior year development, the loss ratio for the second quarter of 2011 increased by 2.0 loss percentage points as compared to the same period in 2010. Net catastrophe losses incurred were $3.0 million lower in the second quarter of 2011 compared to the same period of 2010. For further details on these catastrophe losses see “Significant Items affecting the Results of Operations – 1) The impact of significant large natural catastrophe activity” above. Excluding favorable prior year development and net catastrophe losses in both quarters, the current accident year loss ratio increased by 2.4 points from 2010 to 2011 due to higher large loss activity in Specialty, specifically from marine and aerospace losses.

          Net favorable prior year reserve development of $63.7 million (gross unfavorable of $30.2 million) for the three months ended June 30, of 2011 was mainly attributable to the following:

•	For property lines, net prior year development during the quarter was $16.7 million favorable as a result of lower than expected actual losses for non-catastrophe exposures.

•

For casualty lines, net prior year development during the quarter was $11.8 million unfavorable (gross unfavorable of $97.6 million) related to adverse development on large excess casualty claims of $18.3 million and adverse loss experience on the U.S. risk management workers compensation book of $7.0 million; partially offset by the continued benign large loss experience in primary casualty. The larger gross unfavorable development is driven by the significant gross deterioration in the large excess casualty claims mentioned above and a large discontinued primary casualty loss being mostly covered by reinsurance.

•

For professional lines, net prior year development during the quarter was $77.1 million favorable primarily from lower than expected reported loss activity on the directors and officers book of $71.0 million and a further $54.8 million from specific large case reserve redundancies in the errors and omissions book of business. Partially offsetting these was higher than expected loss experience on the private commercial and small to midsize professional service books of business.

•

For specialty and other lines, net prior year development during the quarter was $18.3 million unfavorable mainly due to higher than expected reported loss activity on excess and surplus lines of $16.3 million and adverse development on the surety book of $20.9 million relating to a discontinued program. This was partially offset by lower than expected reported loss activity in the aerospace book of $9.1 million and a release in the marine book of $11.1 million.

          The increase in the underwriting expense ratio in the three months ended June 30, 2011 as compared to the same period of 2010 was due to an increase in the acquisition expense ratio of 1.9 points (12.5% as compared to 10.6%) while the operating expense ratio was relatively flat at 18.4% and 18.8% for the second quarter of 2011 and 2010, respectively. The increase in the acquisition expense ratio was primarily from a favorable adjustment in guaranty fund assessments in 2010 as well as higher commissions and the lower number of fee based deals in excess casualty, property, aerospace, as well as the impact of the marine reinstatement premiums.

          Net fee income and other decreased in the second quarter of 2011 as compared to the same period of 2010 mainly as a result of higher expenses related to the Company’s loss prevention consulting services.

          Net results from structured insurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Net results from these contracts have marginally decreased in the second quarter of 2011 as compared to the same period of 2010. The decrease reflects the overall run-off nature of this line of business combined with a change in the interest rate hedging strategy on one of the larger transactions.

          Reinsurance

          The Company’s Reinsurance segment provides casualty, property risk, property catastrophe, marine, aviation and other specialty reinsurance on a global basis with business being written on both a proportional and non-proportional basis and in certain limited instances on a direct basis. The reinsurance operations are structured into geographical operating units: North America, Bermuda, International (Europe and Asia Pacific) and Latin America.

          The following table summarizes the underwriting results for this segment:

	(Unaudited) Three Months Ended June 30,

(U.S. dollars in thousands)	2011	2010	% Change

Gross premiums written	$472,413	$421,340	12.1%
Net premiums written	412,868	357,180	15.6%
Net premiums earned	398,682	347,647	14.7%
Net losses and loss expenses	(215,402)	(154,981)	39.0%
Acquisition costs	(91,448)	(75,572)	21.0%
Operating expenses	(43,553)	(43,662)	(0.2)%

Underwriting profit	$48,279	$73,432	(34.3)%
Net results – structured products	$2,226	$5,776	(61.5)%
Fee income and other	(9)	575	NM *

*	NM - Not meaningful

          Gross premiums written increased in the second quarter of 2011 as compared to the same period of 2010 by 12.1% and, when evaluated in local currency, increased by 9.7%. The premium growth was predominantly from Bermuda property catastrophe lines and International casualty. The growth in property catastrophe gross premiums written was through price and capacity increases and from new business in the quarter. For casualty lines, the increase in gross written premiums was mainly from new quota share business and positive amendments to prior quarter premium estimates on U.K. motor business. These increases were partially offset by decreases in North America casualty lines.

          Net premiums written increased by 15.6% in the second quarter of 2011 compared to the same period of 2010. The increase resulted from the gross written premium increases outlined above coupled with a reduction in ceded premiums written. The decrease in ceded premiums written was mainly due to an increase in ceded premiums in the prior year quarter relating to reinstatement premiums on the Deepwater Horizon property damage losses.

          Net premiums earned increased by 14.7% in the second quarter of 2011 as compared to the same period of 2010. The increase is a reflection of the overall growth in net premiums written in 2011.

          The following table presents the ratios for this segment:

	(Unaudited) Three Months Ended June 30,

	2011	2010

Loss and loss expense ratio	54.0%	44.6%
Underwriting expense ratio	33.9%	34.3%

Combined ratio	87.9%	78.9%

          The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Reinsurance segment for the three months ended June 30, 2011 and 2010:

	(Unaudited) Three Months Ended June 30,

(U.S. dollars in millions)	2011	2010

Property and other short-tail lines	$(24.8)	$(27.9)
Casualty and other	(39.1)	(21.0)

Total	$(63.9)	$(48.9)

Loss and loss expense ratio excluding prior year development	70.1%	58.6%

          Excluding prior year development, the loss ratio for the second quarter of 2011 increased by 11.5 loss percentage points as compared to the same period in 2010 due to higher levels of catastrophe losses occurring in the second quarter of 2011. Catastrophe losses net of reinsurance recoveries and reinstatement premiums were $54.5 million higher in the second quarter of 2011 compared to the same period of 2010. For further details on these catastrophe losses see “Significant Items affecting the Results of Operations – 1) The impact of significant large natural catastrophe activity” above. Excluding favorable prior year development, net catastrophe losses and reinstatement premiums in both quarters, the loss ratio decreased by 2.2 points from 2010 to 2011 due to lower large marine loss activity in the second quarter of 2011 when compared to the same period of 2010, partially offset by a higher level of property other losses in Latin America.

          Net favorable prior year reserve development of $63.9 million for the second quarter of 2011 was mainly attributable to the following:

•	Net favorable prior year development of $24.8 million for the short-tailed lines in the quarter and details of these by specific lines are as follows:

	•	For property catastrophe lines, net prior year development during the quarter was $6.3 million favorable as reported losses were lower than expectations.

•

For property other lines, net prior year development during the quarter was $22.7 million favorable as a result of lower than expected reported losses across most lines of business and most underwriting years.

	•	For marine and aviation lines, net prior year development was $4.2 million unfavorable primarily due to reported claim development being above expectations.

•	Net favorable prior year development of $39.1 million for the long-tailed lines in the quarter and details of these by specific lines are as follows:

	•	For casualty lines, net prior year development during the quarter was $24.9 million favorable primarily related to better than expected claim activity in North America.

	•	For other lines, net prior year development during the quarter was $14.2 million favorable due to reserve releases on whole account treaties written on Lloyd’s syndicates.

          The decrease in the underwriting expense ratio in the second quarter of 2011 as compared to the same period of 2010 was due to a reduction in the operating expense ratio of 1.6 points (11.0% as compared to 12.6%) offset by an increase in the acquisition expense ratio of 1.2 points (22.9% as compared to 21.7%). The increase in the acquisition expense ratio was primarily from increased non-standard commission activity on prior period development in North America. The decrease in the operating expense ratio was due to lower compensation expenses in the second quarter of 2011 partially offset by an increase in corporate allocated expenses.

          Fee income and other decreased in the second quarter of 2011 as compared to the second quarter of 2010 mainly due to reduced collateral fees received following the collateral restructuring of one of the larger structured indemnity contracts.

          Net results from structured reinsurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Net results from these contracts have decreased in the second quarter of 2011 as compared to the same period of 2010 due to lower net investment income in the current year as a result of a lower invested asset base, reflecting the run-off nature of this line of business, along with favorable interest expense accretion adjustments recorded in the second quarter of 2010 based on changes in expected cash flows and payout patterns on some structured indemnity contracts.

          Life Operations

          During March 2009, the Company completed a strategic review of its life reinsurance business and announced that it would run-off its existing book of U.K. and Irish traditional life and annuity business, and not accept new business. Prior to the decision being made to run-off the business, products offered included a broad range of underlying lines of life reinsurance business, including term assurances, group life, critical illness cover, immediate annuities and disability income. In addition, prior to selling the renewal rights to the Continental European Business, the products offered included short-term life, accident and health business. The segment also covers a range of geographic markets, with an emphasis on the U.K., U.S., Ireland and Continental Europe.

          The following summarizes the contribution from this segment:

	(Unaudited) Three Months Ended June 30,

(U.S. dollars in thousands)	2011	2010	% Change

Gross premiums written	$100,281	$92,838	8.0%
Net premiums written	92,194	86,094	7.1%
Net premiums earned	92,214	86,448	6.7%
Claims and policy benefits	(137,416)	(123,375)	11.4%
Acquisition costs	(9,768)	(12,752)	(23.4)%
Operating expenses	(2,723)	(2,765)	(1.5)%
Net investment income	82,057	75,389	8.8%
Fee income and other	96	114	(15.8)%
Realized gains (losses) on investments	704	(5,445)	NM *

Contribution from Life operations	$25,164	$17,614	42.9%

*	NM – Not meaningful

          The following table is an analysis of the Life operations gross premiums written, net premiums written and net premiums earned for the three month periods ended June 30, 2011 and 2010:

	(Unaudited) Three Months Ended June 30, 2011			(Unaudited) Three Months Ended June 30, 2010

(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

Other Life	$58,751	$58,226	$58,246	$55,474	$55,525	$55,879
Annuity	41,530	33,968	33,968	37,364	30,569	30,569

Total	$100,281	$92,194	$92,214	$92,838	$86,094	$86,448

          Gross premiums written increased in the second quarter of 2011 as compared to the same period of 2010 by 6.0% from the other life business and 11.1% from the annuity business. The increases were driven predominantly by favorable foreign exchange movements, partially offset by reduced premiums in line with the run-off expectations. Ceded premiums written increased due primarily to foreign exchange movements.

          Net premiums earned increased in the second quarter of 2011 as compared to the same period of 2010 by 6.7%. This increase was consistent with the increase in gross and net premiums written as described above.

          Claims and policy benefit reserves increased by 11.4% in the second quarter of 2011 as compared to the same period of 2010, largely due to negative foreign exchange impact in the current quarter, together with smaller variances resulting from reserve releases in the current and prior year quarters.

          Acquisition costs decreased in the second quarter of 2011 as compared to the same period of 2010 by 23.4%, largely due to run-off expectations, offset by negative foreign exchange impact, compounded by some irregular acquisition costs in the prior year.

          Operating expenses decreased by 1.5% in the second quarter of 2011 as compared to the same period in the prior year due mainly to lower compensation expenses as a result of severance costs in 2010 following the decision to place this business into run-off.

          Net investment income is included in the calculation of contribution from Life operations, as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. Net investment income increased by 8.8% in the second quarter of 2011 as compared to the same period of 2010, due to positive foreign exchange impact, but was broadly in line with expected returns in underlying currencies.

          The realized gains on investments within the Life portfolio relate primarily to the sale of U.S. Agencies. See “Net Realized Gains and Losses and Other than Temporary Declines in the Value of Investments” below for an analysis of the Company’s total realized losses on investments during the three months ended June 30, 2011.

           Investment Activities

          The following table illustrates the change in net investment income from P&C operations, net income from investment fund affiliates, net realized (losses) gains on investments and net realized and unrealized gains (losses) on investment derivative instruments for the three months ended June 30, 2011 and 2010:

	(Unaudited) Three Months Ended June 30,

(U.S. dollars in thousands)	2011	2010	% Change

Net investment income – property and casualty operations	$214,448	$227,205	(5.6)%
Net income (loss) from investment fund affiliates (1)	10,250	19,084	(46.3)%
Net realized (losses) on investments	(9,544)	(61,386)	(84.5)%
Net realized and unrealized gains (losses) on investment and other derivative instruments	(10,950)	(19,896)	(45.0)%

(1)

The Company records the income related to alternative fund affiliates on a one month lag and the private investment fund affiliates on a three month lag in order for the Company to meet the accelerated filing deadlines.

          Net investment income related to P&C operations decreased in the second quarter of 2011 as compared to the same period of 2010 due primarily to declining portfolio yields. Overall, portfolio yields have decreased as a result of the impact of declines in U.S. interest rates and cash outflows from the invested portfolio.

          Net income from investment fund affiliates reflected solid results from the Company’s equity accounted alternative funds and private investment portfolio. The 2011 results decreased in the second quarter of 2011 as compared to the same period in 2010 as the returns from each class of investment were stronger during 2010.

          The Company manages its investment grade fixed income securities in accordance with investment guidelines approved by the Risk and Finance Committee of the Board of Directors. The following is a summary of the investment portfolio returns for the three months ended June 30, 2011 and 2010:

	(Unaudited) Three Months Ended June 30,

	2011(1)	2010 (1)

Fixed income portfolios
USD fixed income portfolio	1.7%	2.1%
GBP fixed income portfolio	1.6%	2.2%
EUR fixed income portfolio	1.4%	2.0%
Other portfolios
Alternative portfolio (2)	1.1%	1.0%
Equity portfolio (3)	1.3%	NM *
High-Yield fixed income portfolio	0.2%	0.2%

(1)

Portfolio returns are calculated by dividing the sum of gross investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio. Performance is measured in the underlying asset currency.

(2)	Performance on the alternative portfolio reflects the three months ended May 31, 2011 and May 31, 2010, respectively.

(3)	Equity portfolio is negligible in 2010 and, accordingly, performance returns are not presented.

*	NM - Not Meaningful

           Net Realized Gains and Losses and Other than Temporary Declines in the Value of Investments

          Net realized losses on investments in the three months ended June 30, 2011 included net realized losses of approximately $27.2 million related to the write-down of certain of the Company’s fixed income investments. In addition, included in the net realized losses noted above are net realized gains of $17.7 million from sales of investments, principally, investment grade Corporates, Agencies and CDOs.

          The significant assumptions and inputs associated with the net impairment charges of $27.2 million consist of:

▪

The Company recorded net impairments of $14.0 million for the three months ended June 30, 2011 related to structured credit securities. The Company determined that the likely recovery on these securities was below the carrying value, and accordingly recorded impairments on the securities to the discounted value of the expected cash flows.

▪

The Company recorded impairments totaling $11.1 million for the three months ended June 30, 2011 related to medium term notes backed primarily by investment grade European credit. The Company adjusted the estimated remaining holding period of certain notes resulting in a shorter reinvestment spectrum.

▪	The Company recorded impairments of $2.1 million related to currency losses for the three months ended June 30, 2011.

          Net realized losses in the second quarter of 2010 included net realized losses of $57.4 million related to the write-down of certain of the Company’s fixed income, equity and other investments with respect to which the Company determined that there was an other-than-temporary decline in the value of those investments as well as net realized losses of $4.0 million from sales of investments.

           Net Realized and Unrealized Gains and Losses on Investment-Related Derivatives

          Net realized and unrealized gains on investment derivatives for the three months ended June 30, 2011 resulted from the Company’s investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments.

           Other Revenues and Expenses

          The following table sets forth other revenues and expenses for the three months ended June 30, 2011 and 2010:

	(Unaudited) Three Months Ended June 30,

(U.S. dollars in thousands)	2011	2010	% Change

Net income (loss) from operating affiliates (1)	$46,251	$21,013	NM *
Exchange gains (losses)	8,498	32,276	(73.7)%
Amortization of intangible assets	44	464	(90.5)%
Corporate operating expenses	39,522	22,793	73.4%
Interest expense (2)	41,599	38,551	7.9%
Income tax (benefit) expense	24,826	42,976	(42.2)%

(1)	The Company generally records the income related to certain operating affiliates on a three month lag in order for the Company to meet accelerated filing deadlines.
(2)	Interest expense does not include interest expense related structured products as reported within the Insurance and Reinsurance segments and Corporate.
*	NM – Not meaningful

          The following table sets forth the net income (loss) from operating affiliates for the three months ended June 30, 2011 and 2010:

	(Unaudited) Three Months Ended June 30,

(U.S. dollars in thousands)	2011	2010	% Change

Net income (loss) from financial operating affiliates	$(1,018)	$543	NM	*
Net income from investment manager affiliates	41,345	9,736	NM	*
Net income from other strategic operating affiliates	5,924	10,734	(44.8)%

Total	$46,251	$21,013	NM	*

*	NM – Not meaningful

          The financial operating affiliate loss in the second quarter reflects a write down in value of one investment following a restructuring.

          Investment manager affiliate income increased in the second quarter of 2011 as compared to the same period in the prior year, and reflects an especially strong quarter for certain investment manager affiliates in the second quarter of this year as a result of underlying funds under management surpassing certain fee hurdles.

          Strategic operating affiliate income decreased in the second quarter of 2011 as compared to the second quarter of 2010 due to prior period income from the Company’s Brazilian joint venture, ITAÚ XL Seguros Corporativos S.A. (“ITAU”), which was sold during the second quarter of 2010.

          Foreign exchange gains decreased in the second quarter of 2011 compared to the same period in 2010 as the U.S. dollar was weaker against certain European currencies including the U.K. sterling, the Swiss Franc and the Euro, as well as the Canadian dollar.

          Corporate operating expenses increased in the second quarter of 2011 as compared to the same period in the prior year primarily as a result of certain strategic corporate initiatives taking place in 2011.

          Interest expense increased in the second quarter of 2011 as compared to the same period in the prior year as a result of changes in the Company’s debt hedging activities. In June 2010, interest rate contracts designed as fair value hedges of certain issues of the Company’s notes payable and debt were settled.

          The tax charge of $24.8 million incurred in the three months ended June 30, 2011 included a benefit of $11.9 million arising as a result of a change in an overseas tax rule adopted in the quarter. Excluding this benefit, the decrease in the Company’s income tax expense in the three months ended June 30, 2011 compared to the same quarter in 2010 arose principally from lower income in taxable jurisdictions in the three months ended June 30, 2011.

Segment Results for the six months ended June 30, 2011 compared to the six months ended June 30, 2010

          Insurance

          The following table summarizes the underwriting results for this segment:

	(Unaudited) Six Months Ended June 30,

(U.S. dollars in thousands)	2011	2010	% Change

Gross premiums written	$2,512,379	$2,217,630	13.3%
Net premiums written	1,812,181	1,658,688	9.3%
Net premiums earned	1,783,363	1,765,677	1.0%
Net losses and loss expenses	(1,396,695)	(1,240,503)	12.6%
Acquisition costs	(221,527)	(202,378)	9.5%
Operating expenses	(330,703)	(316,241)	4.6%

Underwriting profit (loss)	$(165,562)	$6,555	NM *
Net results – structured products	$5,950	$8,579	(30.6)%
Net fee income and other	(9,130)	(8,123)	12.4%

*	NM – Not meaningful

          Gross premiums written increased by 13.3% in the six months ended June 30, 2011 compared to the same period of 2010 and, when evaluated in local currency, increased by 10.4%. The IPC and NAPC business groups both experienced increased gross premiums written, driven largely by new business primarily in NAPC from general property and energy, excess casualty and programs as well as premiums from the newly formed construction business. In addition to favorable foreign exchange and new business, the renewal of long term agreements as annual policies and certain premium adjustments and increased shares contributed to increased premiums. For Professional and Specialty business groups, a reduction in gross premiums written was attributable to lower new business in marine and U.S. professional partially offset by new business in general aviation, specie and certain niche professional lines. In addition, a lower renewable base over the prior year further contributed to the reduction in U.S. professional gross premiums written.

          Net premiums written increased by 9.3% in the six months ended June 30, 2011 as compared to the same period of 2010. The increase resulted from the gross premiums written increases outlined above partially offset by an increase in ceded premiums written of 25.3%. The increase in ceded premiums written relates to increased utilization of facultative reinsurance, primarily in IPC, the unfavorable impact of foreign exchange rates in property, adverse amendments to prior year premium estimates in property, excess casualty and middle market excess of loss treaties and reinstatement premiums related to marine losses.

          Net premiums earned increased by 1.0% in the six months ended June 30, 2011 as compared to the same period of 2010. The increase primarily resulted from higher net written premiums earning through primary casualty, property and middle markets and favorable foreign exchange impacts offset by the marine reinstatement premiums noted above and the earn-out of lower net premiums written in U.S. Professional, certain discontinued and environmental lines.

          The following table presents the ratios for this segment:

	(Unaudited) Six Months Ended June 30,

	2011	2010

Loss and loss expense ratio	78.3%	70.3%
Underwriting expense ratio	31.0%	29.3%

Combined ratio	109.3%	99.6%

          The loss and loss expense ratio includes net losses incurred for both the current period and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Insurance segment for the six months ended June 30, 2011 compared to the same period of 2010:

	(Unaudited) Six Months Ended June 30,

(U.S. dollars in millions)	2011	2010

Property	$(23.7)	$(27.6)
Casualty	12.0	13.4
Professional	(75.3)	(34.6)
Specialty and other	16.7	(17.6)

Total	$(70.3)	$(66.4)

Loss and loss expense ratio excluding prior year development	82.3%	74.0%

          Excluding prior year development, the loss ratio for the six months ended June 30, 2011 increased by 8.3 loss percentage points as compared to the same period in 2010 due to higher levels of catastrophe losses occurring in the six months ended June 30, 2011. Total net catastrophe losses were $50.2 million higher for the six months ended June 30, 2011 compared to the same period of 2010. For further details on these catastrophe losses see “Significant Items affecting the Results of Operations – 1) The impact of significant large natural catastrophe activity” above. Excluding favorable prior year development and net catastrophe losses in both periods, the current accident year loss ratio increased by 5.5 points from 2010 to 2011 due to higher large loss activity in energy, property, marine and aerospace businesses.

          Net favorable prior year reserve development of $70.3 million (gross unfavorable of $4.0 million) for the six months ended June 30, 2011 was mainly attributable to the following:

•	For property lines, net prior year development in the six months ended June 30, 2011 was $23.7 million favorable due mainly to case reserve reductions in the non-catastrophe property book.

•

For casualty lines, net prior year development in the six months ended June 30, 2011 was $12.0 million unfavorable (gross unfavorable of $98.9 million) related to adverse development on large excess casualty claims of $18.3 million and adverse loss experience on the U.S. risk management workers compensation book of $7.0 million, partially offset by the continued benign large loss experience in primary casualty. The larger gross unfavorable development is driven by the significant gross deterioration in the large excess casualty claims mentioned above and a large discontinued primary casualty loss being mostly covered by reinsurance.

•

For professional lines, net prior year development in the six months ended June 30, 2011 was $75.3 million favorable primarily from lower than expected reported loss activity on the directors and officers book of $71.0 million and a further $54.8 million from specific large case reserve redundancies in the errors and omissions book of business. Partially offsetting these was higher than expected loss experience on the private commercial and small to midsize professional service books of business.

•

For specialty and other lines, net prior year development in the six months ended June 30, 2011 was $16.7 million unfavorable mainly due to higher than expected reported loss activity on excess and surplus lines of $16.3 million and adverse development on the surety book of $20.9 million relating to a discontinued program. This was partially offset by lower than expected reported loss activity in the aerospace book of $9.1 million and a release in the marine book of $11.1 million.

          The increase in the underwriting expense ratio in the six months ended June 30, 2011 as compared to the same period of 2010 was due to an increase in the operating expense ratio of 0.8 points (18.5% as compared to 17.7%) and an increase in the acquisition expense ratio of 0.9 points (12.4% as compared to 11.5%). The increase in the operating expense ratio was mainly as a result of increased compensation costs from a higher number of employees, prior year merit increases, and foreign exchange impacts. The increase in the acquisition expense ratio was primarily from favorable adjustment in guaranty fund assessments in 2010 as well as, higher commissions and lower amounts of fee based business in excess casualty, property, aerospace, as well as the impact of the marine reinstatement premiums.

          Net fee income and other decreased in the six months ended June 30, 2011 as compared to the same period of 2010 mainly as a result of higher expenses related to the Company’s loss prevention consulting services partially offset by higher engineering fees in NAPC Property.

          Net results from structured insurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Net results from these contracts have decreased in the six months ended June 30, 2011 as compared to the same period of 2010. The decrease reflects the overall run-off nature of this line of business combined with a change in the interest rate hedging strategy on one of the larger transactions, during the third quarter of 2010.

          Reinsurance

          The following table summarizes the underwriting results for this segment:

	(Unaudited) Six Months Ended June 30,

(U.S. dollars in thousands)	2011	2010	% Change

Gross premiums written	$1,349,184	$1,211,763	11.3%
Net premiums written	1,208,160	1,052,441	14.8%
Net premiums earned	794,458	714,237	11.2%
Net losses and loss expenses	(635,754)	(398,862)	59.4%
Acquisition costs	(164,974)	(148,177)	11.3%
Operating expenses	(89,183)	(85,690)	4.1%

Underwriting profit	$(95,453)	$81,508	NM *
Net results – structured products	$6,440	$8,252	(22.0)%
Fee income and other	1,385	894	54.9%

*	NM - Not meaningful

          Gross premiums written increased by 11.3% in the six months ended June 30, 2011 compared to the same period of 2010 and when evaluated in local currency, increased by 10.3%. The premium growth was predominantly from International due to new motor and marine business, recaptured business, as well as positive amendments to prior year premium estimates partially offset by lower casualty renewals. The growth in property catastrophe gross premiums written was through price and capacity increases and from new business in the period partially offset by the non-renewal of certain property treaties. The increases were also partially offset by decreases in North America casualty due to current market conditions, the non-renewal of certain treaties and the timing of certain inceptions.

          Net premiums written increased by 14.8% in the six months ended June 30, 2011 as compared to the same period of 2010. The increase resulted from the gross written premiums increases outlined above coupled with a reduction in ceded premiums written. The decrease in ceded premiums written was mainly due to lower ceded reinstatement premiums associated with natural catastrophes and other large losses in the first six months of 2011 compared to the same period of 2010. In addition, there was a reduction in volume associated with a U.S. agricultural program of which a significant portion was retroceded.

          Net premiums earned increased by 11.2% in the six months ended June 30, of 2011 as compared to the same period of 2010. The increase is a reflection of the overall growth in net premiums written in 2011. In addition, reinstatement premiums on catastrophe losses, which are earned immediately, increased in the six months ended June 30, 2011 compared to the same period of 2010.

          The following table presents the ratios for this segment:

	(Unaudited) Six Months Ended June 30,

	2011	2010

Loss and loss expense ratio	80.0%	55.8%
Underwriting expense ratio	32.0%	32.8%

Combined ratio	112.0%	88.6%

          The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Reinsurance segment for the six months ended June 30, 2011 and 2010:

	(Unaudited) Six Months Ended June 30,

(U.S. dollars in millions)	2011	2010

Property and other short-tail lines	$(56.1)	$(77.9)
Casualty and other	(72.2)	(24.8)

Total	$(128.3)	$(102.7)

Loss and loss expense ratio excluding prior year development	96.2%	70.2%

          Excluding prior year development, the loss ratio for the six months ended June 30, 2011 increased by 26.0 loss percentage points as compared to the same period in 2010 due to higher levels of catastrophe losses occurring in the six months ended June 30, 2011. Catastrophe losses net of reinsurance recoveries and reinstatement premiums were $207.7 million higher for the six months ended June 30, 2011 compared to the same period of 2010. For further details on these catastrophe losses see “Significant Items affecting the Results of Operations – 1) The impact of significant large natural catastrophe activity” above. Excluding favorable prior year development, net catastrophe losses and reinstatement premiums in both periods, the loss ratio increased by 0.4 points from 2010 to 2011 mainly due to higher marine losses in the International unit occurring in the first quarter of 2011.

          Net favorable prior year reserve development of $128.3 million for the six months ended June 30, 2011 was mainly attributable to the following:

•	Net favorable prior year development of $56.1 million for the short-tailed lines in the period and details of these by specific lines are as follows:

•

For property catastrophe lines, net prior year development in the six months ended June 30, 2011 was $29.5 million favorable with the main components of this being better than expected loss development of $11.0 million from several European windstorm losses and $8.0 million from Hurricanes Katrina and Rita

•

For property other lines, net prior year development in the six months ended June 30, 2011 was $31.9 million favorable as a result of lower than expected reported losses across most lines of business and most underwriting years.

	•	For marine and aviation lines, net prior year development in the six months ended June 30, 2011 was $9.9 million unfavorable primarily due to reported claim development being above expectations.

•	Net favorable prior year development of $72.2 million for the long-tailed lines in the period and details of these by specific lines are as follows:

•

For casualty lines, net prior year development in the six months ended June 30, 2011 was $54.6 million in favorable casualty development primarily related to $22.6 million in better than expected claim activity in North America, $7.6 million in Europe and $21.3 million related to favorable development on Enron-related professional liability claims.

	•	For other lines, net prior year development in the six months ended June 30, 2011 was $17.6 million favorable primarily due to reserve releases on whole account treaties written on Lloyd’s syndicates.

          The decrease in the underwriting expense ratio in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 was due to a decrease in the operating expense ratio of 0.9 points (11.2% as compared to 12.1%) while the acquisition expense ratio was relatively flat at 20.8% and 20.7% for the six months ended June 30, 2011 and 2010, respectively. The decrease in the operating expense ratio was due to higher net earned premiums in the six months ended June 30, 2011 as compared to the same period of 2010.

          Fee income and other increased in the six months ended June 30, 2011 as compared to same period of 2010 due in part to the amendment to the sales proceeds for the renewal rights of the European life, accident and health business, resulting in a charge for the prior year period. In addition, fees in Latin America increased during the current period following the extension in duration for some treaties whose earnings arose immediately.

          Net results from structured reinsurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Net results from these contracts have decreased in the six months ended June 30, 2011 as compared to the same period of 2010 due to lower net investment income in the current year reflecting the run-off nature of this line of business.

          Life Operations

          The following summarizes the contribution from this segment:

	(Unaudited) Six Months Ended June 30,

(U.S. dollars in thousands)	2011	2010	% Change

Gross premiums written	$197,940	$205,739	(3.8)%
Net premiums written	181,866	190,760	(4.7)%
Net premiums earned	181,901	191,332	(4.9)%
Claims and policy benefits	(270,647)	(247,118)	9.5%
Acquisition costs	(17,088)	(31,142)	(45.1)%
Operating expenses	(4,889)	(5,773)	(15.3)%
Net investment income	159,033	155,733	2.1%
Fee income and other	137	154	(11.0)%
Realized gains (losses) on investments	(38,847)	(9,858)	NM *

Contribution from Life operations	$9,600	$53,328	(82.0)%

*	NM - Not meaningful

          The following table is an analysis of the Life operations gross premiums written, net premiums written and net premiums earned for the six month periods ended June 30, 2011 and 2010:

	(Unaudited) Six Months Ended June 30, 2011			(Unaudited) Six Months Ended June 30, 2010

(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

Other Life	$116,027	$114,975	$115,010	$129,836	$128,760	$129,332
Annuity	81,913	66,891	66,891	75,903	62,000	62,000

Total	$197,940	$181,866	$181,901	$205,739	$190,760	$191,332

          Gross premiums written decreased in the six months ended June 30, 2011 as compared to the same period of 2010 by 3.8%, driven predominantly by the Other Life business. The decrease was in line with the run-off expectations following the recapture of a number of term assurance treaties during the first quarter of 2010, partially offset by favorable foreign exchange movements. Gross premiums written relating to annuity business increased due to favorable foreign exchange rate movements. Ceded premiums written increased due to foreign exchange movements.

          Net premiums earned decreased in the six months ended June 30, 2011 as compared to the same period of 2010 by 4.9%. This decrease was consistent with the decrease in gross and net premiums written as described above.

          Claims and policy benefit reserves increased by 9.5% in the six months ended June 30, 2011 as compared to the same period of 2010, as a result of a $13.6 million gain on recapture of three treaties in the first quarter of 2010, combined with a negative foreign exchange impact in the current period, partially offset by reserve releases generally consistent with movements in premiums written, and in line with natural run-off.

          Acquisition costs decreased in the six months ended June 30, 2011 as compared to the same period of 2010 by 45.1%, largely due to the recaptured treaties in the prior year and run-off expectations as outlined above.

          Operating expenses decreased by 15.3% in the six months ended June 30, 2011 as compared to the same period in the prior year due mainly to lower compensation expenses as a result of severance costs in 2010 following the decision to place this business into run-off.

          Net investment income is included in the calculation of contribution from Life operations, as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. Net investment income increased by 2.1% in the six months ended June 30, 2011 as compared to the same period of 2010, due to positive foreign exchange impact, but was broadly in line with expected returns in underlying currencies.

          The realized losses on investments within the Life portfolio relate primarily to the sale of European hybrids and subordinated debt. See “Net Realized Gains and Losses and Other than Temporary Declines in the Value of Investments” below for an analysis of the Company’s total realized losses on investments during the six months ended June 30, 2011.

Investment Activities

          The following table illustrates the change in net investment income from P&C operations, net income from investment fund affiliates, net realized (losses) gains on investments and net realized and unrealized gains (losses) on investment derivative instruments for the six months ended June 30, 2011 and 2010:

	(Unaudited) Six Months Ended June 30,

(U.S. dollars in thousands)	2011	2010	% Change

Net investment income – property and casualty operations	$417,735	$455,185	(8.2)%
Net income (loss) from investment fund affiliates (1)	37,400	27,262	37.2%
Net realized (losses) on investments	(75,981)	(97,562)	(22.1)%
Net realized and unrealized gains (losses) on investment and other derivative instruments	(7,383)	(40,376)	(81.7)%

(1)

The Company records the income related to alternative fund affiliates on a one month lag and the private investment fund affiliates on a three month lag in order for the Company to meet the accelerated filing deadlines.

*	NM – Not meaningful

          Net investment income related to P&C operations decreased in the six months ended June 30, 2011 as compared to the same period of 2010 due primarily to declining portfolio yields. Overall, portfolio yields have decreased as a result of the impact of declines in U.S. interest rates and cash outflows from the invested portfolio.

          Net income from investment fund affiliates increased in the six months ended June 30, 2011 as compared to the same period of 2010, reflecting solid results from the Company’s alternative funds and strong returns in the private investment portfolio in the first half of the current fiscal year as a result of fair value mark-ups in a number of the private funds.

          The Company manages its investment grade fixed income securities in accordance with investment guidelines approved by the Risk and Finance Committee of the Board of Directors. The following is a summary of the investment portfolio returns for the six months ended June 30, 2011 and 2010:

	(Unaudited) Six Months Ended June 30,

	2011(1)	2010 (1)

Fixed income portfolios
USD fixed income portfolio	2.7%	4.5%
GBP fixed income portfolio	2.1%	6.5%
EUR fixed income portfolio	1.1%	5.5%
Other portfolios
Alternative portfolio (2)	4.4%	2.1%
Equity portfolio (3)	6.1%	NM *
High-Yield fixed income portfolio	3.0%	2.6%

(1)

Portfolio returns are calculated by dividing the sum of gross investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio. Performance is measured in the underlying asset currency.

(2)	Performance on the alternative portfolio reflects the six months ended May 31, 2011 and May 31, 2010, respectively.

(3)	Equity portfolio is negligible in 2010 and accordingly, performance returns are not presented.

*	NM - Not Meaningful

          Net Realized Gains and Losses and Other than Temporary Declines in the Value of Investments

          Net realized losses on investments in the six months ended June 30, 2011 included net realized losses of approximately $64.6 million related to the write-down of certain of the Company’s fixed income investments. In addition, included in the net realized losses noted above are net realized losses of $17.7 million from sales of investments principally on European financials and non-Agency RMBS.

          The significant assumptions and inputs associated with the net impairment charges of $64.6 million consist of:

▪

For structured credit securities, the Company recorded net impairments of $34.2 million for the six months ended June 30, 2011. The Company determined that the likely recovery on these securities was below the carrying value, and accordingly recorded an impairment on the securities to the discounted value of the cash flows of these securities.

▪

The Company recorded impairments totaling $20.5 million for the six months ended June 30, 2011 related to medium term notes backed primarily by investment grade European credit. The Company adjusted the estimated remaining holding period of certain notes resulting in a shorter reinvestment spectrum.

▪	The Company recorded impairments of $9.9 million related to currency losses for the six months ended June 30, 2011.

          Net realized losses in the first six months of 2010 included net realized losses of $97.6 million related to the write-down of certain of the Company’s fixed income, equity and other investments with respect to which the Company determined that there was an other than temporary decline in the value of those investments as well as negligible gains from sales of investments.

          Net Realized and Unrealized Gains and Losses on Investment-Related Derivatives

          Net realized and unrealized gains on investment derivatives for the six months ended June 30, 2011 resulted from the Company’s investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments.

          Other Revenues and Expenses

          The following table sets forth other revenues and expenses for the six months ended June 30, 2011 and 2010:

	(Unaudited) Six Months Ended June 30,

(U.S. dollars in thousands)	2011	2010	% Change

Net income (loss) from operating affiliates (1)	$59,887	$32,619	83.6%
Exchange gains (losses)	(1,016)	53,359	NM *
Amortization of intangible assets	509	929	45.2%
Corporate operating expenses	74,749	41,656	79.4%
Interest expense (2)	83,498	75,451	10.7%
Income tax (benefit) expense	(7,971)	72,812	NM *

(1)	The Company generally records the income related to certain operating affiliates on a three month lag in order for the Company to meet accelerated filing deadlines.
(2)	Interest expense does not include interest expense related structured products as reported within the Insurance and Reinsurance segments and Corporate.
*	NM – Not meaningful

          The following table sets forth the net income (loss) from operating affiliates for the six months ended June 30, 2011 and 2010:

	(Unaudited) Six Months Ended June 30,

(U.S. dollars in thousands)	2011	2010	% Change

Net (loss) from financial operating affiliates	$(1,018)	$(785)	29.7	*
Net income from investment manager affiliates	46,512	14,743	NM	*
Net income from other strategic operating affiliates	14,393	18,661	22.9%

Total	$59,887	$32,619	83.6%

*	NM – Not meaningful

          The financial operating affiliate loss in the six months ended June 30, 2011 reflects a write down in value of one investment following a restructuring.

          Investment manager affiliate income increased in the first six months of 2011 reflecting the especially strong second quarter results for certain investment manager affiliates as compared to the same period in the prior year.

          Strategic operating affiliate income decreased in the six months ended June 30, 2011 as compared to the same period of 2010 due to prior period income from the Company’s Brazilian joint venture ITAÚ XL Seguros Corporativos S.A. (“ITAU”), which was sold during the second quarter of 2010.

          Foreign exchange losses in the first six months of 2011 were as a result of the overall movement in the value of the U.S. dollar during the period. The U.S. dollar was weaker against all of the Company’s major currency exposures, particularly the Swiss Franc and the Euro.

          Corporate operating expenses increased in the six months ended June 30, 2011 as compared to the same period in 2010 primarily as a result of certain strategic corporate initiatives taking place in 2011.

          Interest expense increased in the six months ended June 30, 2011 as compared to the same period in the prior year as a result of changes in the Company’s debt hedging activities. In June 2010, interest rate contracts designed as fair value hedges of certain issues of the Company’s notes payable and debt were settled.

          The tax benefit of $8.0 million recognized in the six months ended June 30, 2011 included a benefit of $11.9 million arising as a result of a change in an overseas tax rule adopted in the quarter. Excluding this benefit, the tax charge incurred in the six months ended June 30, 2011 and the tax charge incurred in the same period in 2010 reflect the Company’s expected full year effective tax rate applicable in each of the years, applied to the Company’s ordinary income in the respective periods. The Company expects the tax benefit of $8.0 million that is recognized in the six months ended June 30, 2011 to be realized over the remainder of the year.

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

          At June 30, 2011 and December 31, 2010, total investments, cash and cash equivalents, accrued investment income and net receivable/(payable) for investments sold/(purchased) were $36.4 billion and $35.8 billion, respectively. The following table summarizes the composition of the Company’s invested assets at June 30, 2011 and December 31, 2010:

(U.S. dollars in thousands)	Carrying value June 30, 2011 (1)	Percent of Total	Carrying Value December 31, 2010 (1)	Percent of Total

Cash and cash equivalents	$2,859,342	7.9%	$3,022,868	8.4%
Net receivable/ (payable) for investments sold/ (purchased)	(88,014)	(0.2)%	(12,599)	0.0%
Accrued investment income	340,484	0.9%	350,091	1.0%
Short-term investments	2,851,823	7.8%	2,048,607	5.7%
Fixed maturities, available for sale:
U.S. Government and Government-Related/Supported (2)	1,518,812	4.2%	2,127,491	5.9%
Corporate	10,269,591	28.2%	10,360,883	29.0%
Residential mortgage-backed securities – Agency	5,676,340	15.6%	5,164,746	14.4%
Residential mortgage-backed securities – Non-Agency	773,286	2.1%	1,021,088	2.9%
Commercial mortgage-backed securities	1,146,402	3.2%	1,172,507	3.3%
Collateralized debt obligations	735,957	2.0%	733,663	2.1%
Other asset-backed securities	983,773	2.7%	948,831	2.7%
U.S. States and political subdivisions of the States	1,463,803	4.0%	1,351,677	3.8%
Non-U.S. Sovereign Government, Supranational and Government-Related	2,583,722	7.1%	2,663,293	7.3%

Total fixed maturities	$25,151,686	69.2%	$25,544,179	71.4%
Fixed maturities, held to maturity:
U.S. Government and Government-Related/Supported (2)	10,832	0.0%	10,541	0.0%
Corporate	1,369,317	3.8%	1,337,797	3.8%
Residential mortgage-backed securities – Non-Agency	84,730	0.2%	82,763	0.2%
Other asset-backed securities	293,700	0.8%	287,109	0.8%
Non-U.S. Sovereign Government, Supranational and Government-Related	1,084,792	3.0%	1,010,125	2.8%

Total fixed maturities, held to maturity	$2,843,371	7.8%	$2,728,335	7.6%
Equity securities	318,695	0.9%	84,767	0.2%
Investments in affiliates	1,120,890	3.1%	1,081,281	3.0%
Other investments	968,151	2.7%	939,470	2.7%

Total investments and cash and cash equivalents	$36,366,428	100.0%	$35,786,999	100%

(1)	Carrying value represents the fair value for available for sale fixed maturities and amortized cost for held to maturity securities.

(2)

U.S. Government and Government-Related/Supported and Non U.S. Sovereign Government, Supranational and Government-Related include government-related securities with an amortized cost of $2,156.1 million and fair value of $2,165.2 million and U.S. Agencies with an amortized cost of $710.5 million and fair value of $737.0 million.

          The Company reviews on a regular basis its corporate debt concentration, credit quality and compliance with established guidelines. At both June 30, 2011 and December 31, 2010, the average credit quality of the Company’s total fixed income portfolio (including fixed maturities, short-term investments, cash and cash equivalents and net receivable/(payable) for investment sold/(purchased)) was “AA”. At June 30, 2011, approximately 52.0% of the fixed income portfolio excluding operating cash was rated “AAA” by one or more of the principal ratings agencies. Approximately 2.9% was below investment grade or not rated. The credit rating for each asset reflected above was principally determined based on the weighted average rating of the individual securities from Standard & Poor’s, Moody’s Investors Service and Fitch Ratings.

          Refer to “Significant Items Affecting the Results of Operations” for further discussion surrounding the impact of credit market movements on the Company’s investment portfolio.

          Gross and Net Unrealized Losses on Available for Sale Investments

          At June 30, 2011, the Company had net unrealized losses on available for sale fixed maturities and short-term investments of $42.5 million. Gross unrealized losses on these investments were $819.5 million. The information presented below for the gross unrealized losses on the Company’s investments at June 30, 2011 shows the potential effect upon future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary. Realized losses or impairments, depending on their magnitude, may have a material adverse effect on the Company’s operations. The decrease in net unrealized losses on investments during the three months ended June 30, 2011 was primarily due to losses realized during the quarter offset by marginally unfavorable market movement. See Item 3, “Quantitative and Qualitative Disclosures about Market Risk–Credit Risk.”

          The following is an analysis of how long each of those available for sale securities with an unrealized loss at June 30, 2011 had been in a continual unrealized loss position:

(U.S. dollars in thousands) Type of Securities	Length of time in a continual unrealized loss position	(Unaudited) Amount of unrealized loss at June 30, 2011	(Unaudited) Fair Value of Securities in an unrealized loss position at June 30, 2011

Fixed Maturities and Short-Term Investments	Less than six months	$52,685	$3,212,160
	At least 6 months but less than 12 months	112,490	2,353,884
	At least 12 months but less than 2 years	58,056	343,922
	2 years and over	596,075	3,111,168

	Total	$819,306	$9,021,134

Equities	Less than six months	$66	$10,021
	At least 6 months but less than 12 months	155	322

	Total	$221	10,343

          The following is the maturity profile of the available for sale fixed income securities that were in a gross unrealized loss position at June 30, 2011:

(U.S. dollars in thousands) Maturity profile in years of fixed maturities and short-term investments in a continual gross unrealized loss position	(Unaudited) Amount of unrealized loss at June 30, 2011	(Unaudited) Fair value of securities in an unrealized loss position at June 30, 2011

Less than 1 year remaining	$36,506	$925,748
At least 1 year but less than 5 years remaining (1)	95,823	2,106,103
At least 5 years but less than 10 years remaining (1)	59,119	1,066,378
At least 10 years but less than 20 years remaining (1)	41,846	726,275
At least 20 years or more remaining (1)	157,129	1,320,361
Residential mortgage-backed securities - Agency	11,516	962,133
Residential mortgage-backed securities - Non-Agency	220,344	672,044
Commercial mortgage-backed securities	13,022	149,847
Collateralized debt obligations	159,668	717,494
Other asset-backed securities	24,333	374,751

Total	$819,306	$9,021,134

(1)	Hybrids are allocated on the call date and medium term notes are allocated on contractual maturity

          Factors considered in determining that additional OTTI charges were not warranted include management’s consideration of current and near term liquidity needs and other available sources, and in certain instances an evaluation of the factors and time necessary for recovery. See Item 1, Note 5, “Investments,” to the Unaudited Consolidated Financial Statements.

          Gross Unrealized Gains and Losses

          The following tables summarizes the fair value, gross unrealized losses, credit rating and asset class of securities in a gross unrealized loss position within the Company’s structured credit and corporate portfolios, which comprised most of the Company’s total gross unrealized loss position of $0.8 billion at June 30, 2011.

(U.S. dollars in millions)
Corporates:	AAA	AA	A	BBB	BB & Below	Total

Financials (1)
Fair value	$208.3	$493.1	$842.2	$379.4	$16.2	$1,939.2
Gross unrealized loss	$(4.3)	$(21.5)	$(94.8)	$(61.7)	$(0.7)	$(183.0)
Non-Financials (2)
Fair value	$75.6	$420.8	$1,613.1	$592.7	$40.1	$2,742.3
Gross unrealized loss	$(2.9)	$(24.6)	$(71.0)	$(42.2)	$(3.1)	$(143.8)
Total
Fair value	$283.9	$913.9	$2,455.3	$972.1	$56.3	$4,681.5
Gross unrealized loss	$(7.2)	$(46.1)	$(165.8)	$(103.9)	$(3.8)	$(326.8)
% Impaired (of amortized cost) (3)	(2.5)%	(4.8)%	(6.3)%	(9.7)%	(6.4)%	(6.5)%

Structured Credit:	AAA	AA	A	BBB	BB & Below	Total

CMBS
Fair value	$110.0	$16.2	$11.0	$3.9	$8.9	$150.0
Gross unrealized loss	$(4.6)	$(1.6)	$(1.8)	$(1.4)	$(3.7)	$(13.1)
Non Agency RMBS
Fair value	$158.2	$105.9	$77.4	$95.7	$284.5	$721.7
Gross unrealized loss	$(9.1)	$(9.7)	$(18.8)	$(29.2)	$(153.8)	$(220.6)
Core CDOs (4)
Fair value	$16.6	$140.0	$291.9	$90.1	$178.1	$716.7
Gross unrealized loss	$(1.2)	$(19.1)	$(46.6)	$(24.1)	$(68.4)	$(159.4)
Other Asset & Mortgage-Backed Securities
Fair value	$224.1	$72.3	$59.0	$76.7	$29.0	$461.1
Gross unrealized loss	$(5.4)	$(1.5)	$(2.0)	$(6.9)	$(10.0)	$(25.8)
Agency RMBS
Fair value	$956.7	$—	$—	$—	$—	$956.7
Gross unrealized loss	$(11.5)	$	$	$	$	$(11.5)
Total
Fair Value	$1,465.6	$334.4	$439.3	$266.4	$500.5	$3,006.2
Gross unrealized loss	$(31.8)	$(31.9)	$(69.2)	$(61.6)	$(235.9)	$(430.4)
% Impaired (of amortized cost) (3)	(2.1)%	(8.7)%	(13.6)%	(18.8)%	(32.0)%	(12.5)%

(1)

Included in the gross unrealized losses on corporate financials are gross unrealized losses of $104.3 million on Tier One and upper Tier Two securities of financial institutions (“Hybrids”), as well as $42.6 million of subordinated debt (including lower Tier Two securities) with a fair value of $474.2 million.

(2)

Included within Corporate are certain floating rate medium term notes supported primarily by pools of European corporate bonds with varying degrees of leverage. The notes have a fair value of $491.3 million and an amortized cost of $503.9 million. These securities have been allocated ratings of the underlying pool of collateral. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(3)	Management considers these impairments to be temporary.
(4)	The Company defines Core CDOs as investments in non-subprime collateralized debt obligations, which primarily consisted of collateralized loan obligations.
(5)

The credit rating for each asset reflected above was principally determined based on the weighted average rating of the individual securities from Standard & Poor’s, Moody’s Investors Service and Fitch Ratings.

          Management, in its assessment of whether securities in a gross unrealized loss position are temporarily impaired, considers the significance of the impairments. The Company had structured credit securities with gross unrealized losses of $75.6 million, with a fair value of $39.6 million, which at June 30, 2011 were impaired by greater than 50% of amortized costs. All of these are mortgage and asset-backed securities. The Company has evaluated each of these securities in conjunction with its investment manager service providers and believes it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost. These securities include gross unrealized losses of $51.7 million on non-Agency RMBS, $21.6 million on Core CDOs and $2.3 million on CMBS holdings.

          Net Unrealized Gains and Losses

          The following table details the Company’s corporate credit exposures by certain asset classes as well as ratings levels within the Company’s fixed income investment portfolio and the current net unrealized (loss) position at June 30, 2011:

(U.S. dollars in millions)
Corporates:	AAA	AA	A	BBB	BB & Below	Total

Financials
Fair value	$607.3	$1,510.1	$1,781.7	$444.9	$35.3	$4,379.3
Net unrealized gain / (loss)	$9.1	$9.5	$(48.5)	$(57.1)	$0.1	$(86.9)
Non-Financials
Fair value	$167.5	$1,624.7	$4,664.8	$1,347.6	$320.2	$8,124.8
Net unrealized gain / (loss)	$0.9	$36.6	$104.9	$15.2	$15.3	$172.9
Total
Fair value	$774.8	$3,134.8	$6,446.5	$1,792.5	$355.5	$12,504.1
Net unrealized gain / (loss)	$10.0	$46.1	$56.4	$(41.9)	$15.4	$86.0

(1)

The credit rating for each asset reflected above was principally determined based on the weighted average rating of the individual securities from Standard & Poor’s, Moody’s Investors Service and Fitch Ratings.

          At June 30, 2011, approximately $1.5 billion of the Company’s $4.4 billion in corporate financial sector securities was held in the portfolios supporting the Company’s Life operations portfolio. The assets associated with that business are more heavily weighted towards longer term securities from financial institutions, including a significant portion of the Company’s Tier 1 and Upper Tier 2 securities, representing committed term debt and hybrid instruments senior to the common and preferred equity of the financial institutions. Financials held in Life portfolios accounted for $95.3 million of the Company’s net unrealized loss at June 30, 2011. At June 30, 2011, approximately 41% of the overall sensitivity to interest rate risk and 33% to credit risk was related to the Life operations portfolio, despite these portfolios accounting for only 19.9% of the fixed income portfolio.

          The following table details the Company’s structured credit exposures by certain asset classes as well as ratings levels within the Company’s fixed income investment portfolio and the current net unrealized gain (loss) positions at June 30, 2011:

(U.S. dollars in millions)
Structured Credit:	AAA	AA	A	BBB	BB & Below	Total

CMBS
Fair value	$944.2	$156.3	$16.6	$9.9	$19.4	$1,146.4
Net unrealized gain / (loss)	$42.8	$7.9	$(1.6)	$(1.3)	$0.9	$48.7
Non-Agency RMBS
Fair value	$188.0	$117.2	$94.1	$104.0	$355.2	$858.5
Net unrealized gain / (loss)	$(8.5)	$(8.6)	$(17.4)	$(27.8)	$(135.0)	$(197.3)
Core CDOs (1)
Fair value	$16.6	$140.5	$292.1	$90.1	$194.5	$733.8
Net unrealized gain / (loss)	$(1.2)	$(19.1)	$(46.6)	$(24.1)	$(58.0)	$(149.0)
Other Asset & Mortgage-Backed Securities
Fair value	$858.7	$136.5	$171.7	$105.1	$40.6	$1,312.6
Net unrealized gain / (loss)	$6.1	$(0.4)	$(1.0)	$(6.2)	$(6.5)	$(8.0)
Agency RMBS
Fair value	$5,697.7	$—	$—	$—	$—	$5,697.7
Net unrealized gain / (loss)	$170.3	$—	$—	$—	$—	$170.3
Total
Fair value	$7,705.2	$550.5	$574.5	$309.1	$609.7	$9,749.0
Net unrealized gain / (loss)	$209.5	$(20.2)	$(66.6)	$(59.4)	$(198.6)	$(135.3)

(1)	The Company defines Core CDOs as investments in non-mortgage collateralized debt obligations, primarily consisting of collateralized loan obligations.
(2)

The credit rating for each asset reflected above was principally determined based on the weighted average rating of the individual securities from Standard & Poor’s, Moody’s Investors Service and Fitch Ratings.

          The following table details the current exposures to Non-Agency RMBS and Core CDOs within the Company’s fixed income portfolio as well as the current net unrealized (loss) gain position at June 30, 2011 and December 31, 2010:

	June 30, 2011			December 31, 2010

(U.S. dollars in thousands)	Holding at Fair Value	Percent of Fixed Income Portfolio	Net Unrealized (Loss) Gain	Holding at Fair Value	Percent of Fixed Income Portfolio	Net Unrealized (Loss) Gain

Non-Agency RMBS:
Sub-prime first lien mortgages	$345,748	1.0%	$(128,438)	$395,100	1.2%	$(142,395)
Alt-A mortgages	136,062	0.4%	(40,147)	198,005	0.6%	(53,667)
Second lien mortgages (including sub-prime second lien mortgages)	29,125	0.1%	(6,165)	33,069	0.1%	(7,830)
ABS CDOs with sub-prime collateral	2,660	—%	344	3,193	—%	541
Prime RMBS	200,983	0.6%	(20,082)	311,569	0.9%	(28,235)
Other assets	143,881	0.4%	(2,909)	166,489	0.5%	(3,838)

Total exposure to Non-Agency RMBS	$858,459	2.5%	$(197,397)	$1,107,425	3.3%	$(235,424)

Core CDOs	$733,838	2.2%	(149,091)	$733,488	2.2%	(186,636)

          At June 30, 2011, the Company’s sub-prime and Alt-A exposures had adequate underlying loan characteristics and the Company believed at such date that the current amortized cost levels were at or below the discounted cash flow value of the holdings, based on an analysis of subordination levels relative to current expectations of house price declines, loss severities and default levels. The Company had approximately $79.2 million of Non-Agency RMBS downgraded during the three months ended June 30, 2011. However, 58.6% of the Company’s holdings remain rated investment grade at June 30, 2011.

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

          Fair Value Measurements of Assets and Liabilities

          The Company provides disclosures by level within the fair value hierarchy of the Company’s assets and liabilities that are carried at fair value in Item 1, Note 3, “Fair Value Measurements,” to the Unaudited Consolidated Financial Statements. For a full description of the valuation methodologies utilized by the Company for all asset and liabilities carried at fair value, see Item 8, Note 2, “Significant Accounting Policies,” and Note 3, “Fair Value Measurements,” to the Consolidated Financial Statements, each included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

          At June 30, 2011, our Level 3 assets represented approximately 2.9% of our assets that are measured at fair value and less than 2% of our total assets. Our Level 3 liabilities represented approximately 44.7% of our liabilities that are measured at fair value and less than 1% of our total liabilities at June 30, 2011. As defined in the hierarchy, those assets and liabilities categorized as Level 3 have valuations determined using unobservable inputs. Unobservable inputs may include the entity’s own assumptions about market participant assumptions, applied to a modeled valuation; however, this is not the case with respect to the Company’s Level 3 assets and liabilities. The vast majority of the assets and liabilities classified as Level 3 are made up of those securities for which the values were obtained from brokers where either significant inputs were utilized in determining the value that were difficult to corroborate with observable market data, or sufficient information regarding the specific inputs utilized by the broker were not obtained to support a Level 2 classification.

          At June 30, 2011, the Company did not have any liabilities that were carried at fair value based on Level 3 inputs other than derivative instruments in a liability position.

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

          Unpaid losses and loss expenses totaled $21.0 billion at June 30, 2011, and $20.5 billion at December 31, 2010. The table below represents a reconciliation of the Company’s P&C unpaid losses and loss expenses for the six months ended June 30, 2011:

(U.S. dollars in thousands)	(Unaudited) Gross unpaid losses and loss expenses	(Unaudited) Unpaid losses and loss expenses recoverable	(Unaudited) Net unpaid losses and loss expenses

Balance at December 31, 2010	$20,531,607	$(3,649,290)	$16,882,317
Losses and loss expenses incurred	2,483,975	(451,527)	2,032,448
Losses and loss expenses paid/recovered	(2,385,734)	478,170	(1,907,564)
Foreign exchange and other	324,469	(40,697)	283,772

Balance at June 30, 2011	$20,954,317	$(3,663,344)	$17,290,973

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

Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balances Receivable

          As a significant portion of the Company’s net premiums written incept in the first six months of the year, certain assets and liabilities have increased at June 30, 2011 compared to December 31, 2010. This includes deferred acquisition costs, unearned premiums, premiums receivable and prepaid reinsurance premiums.

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

          Unpaid losses and loss expense recoverables were $3.7 billion at June 30, 2011 and December 31, 2010. At June 30, 2011 and December 31, 2010, reinsurance balances receivable were $0.2 billion. The table below presents the Company’s net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable at June 30, 2011 and December 31, 2010.

(U.S. dollars in thousands)	(Unaudited) June 30, 2011	December 31, 2010

Reinsurance balances receivable	$185,338	$225,129
Reinsurance recoverable on future policy benefits	21,702	22,597
Reinsurance recoverable on unpaid losses and loss expenses	3,719,146	3,717,405
Bad debt reserve on unpaid losses and loss expenses recoverable and reinsurance balances receivable	(105,274)	(121,917)

Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$3,820,912	$3,843,214

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

          Under Irish law, the Company must have sufficient “profits available for distribution” in order to make distributions of cash or assets and redeem and buyback shares. At June 30, 2011, XL-Ireland had $4.6 billion in distributable reserves.

          At June 30, 2011, XL-Ireland and XL-Cayman held cash and investments, net of liabilities associated with cash sweeping arrangements, of $3.1 million and $1.8 billion, respectively, compared to $2.8 million and $1.7 billion, respectively, at December 31, 2010.

          The Company’s principal uses of liquidity are for dividend payments to holders of its ordinary shares and preferred shares, interest and principal payments on debt, capital investments in its subsidiaries and corporate operating expenses.

          All outstanding debt of the Company at June 30, 2011 and December 31, 2010 was issued by XL-Cayman except for the $600 million par value 6.5% Guaranteed Senior Notes due January 2012 which were issued by XL Capital Finance (Europe) plc (“XLCFE”). Both XL-Cayman and XLCFE are wholly-owned subsidiaries of XL-Ireland. The XLCFE notes are fully and unconditionally guaranteed by XL-Switzerland. The Company’s ability to obtain funds from its subsidiaries to satisfy any of its obligations under this guarantee is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the Company operates, including, among others, Bermuda, the United States, Ireland, Switzerland and the U.K. Required statutory capital and surplus for the principal operating subsidiaries of the Company was $6.2 billion at December 31, 2010.

          XL-Ireland and its subsidiaries provide no guarantees or other commitments (express or implied) of financial support to the Company’s subsidiaries or affiliates, except for such guarantees or commitments that are in writing.

          See also the Consolidated Statements of Cash Flows included in Item 1, Financial Statements, above.

          Sources of Liquidity for the Company

          At June 30, 2011, the consolidated Company had cash and cash equivalents of approximately $2.9 billion as compared to approximately $3.0 billion at December 31, 2010. There are three main sources of cash flows for the Company – those provided by operations, investing activities and financing activities.

          Operating Cash Flows

          Historically, cash receipts from operations, consisting of premiums and investment income, generally have provided sufficient funds to pay losses as well as operating expenses of the Company’s subsidiaries and to fund dividends to XL-Ireland. However, as a result of the combination of current soft market conditions, the decision to put the Life segment and certain P&C lines into run-off and lower investment yields, operating cash flows are lower in 2011 than in the prior year. Cash receipts from operations is generally derived from the receipt of investment income on the Company’s investment portfolio as well as the net receipt of premiums less claims and expenses related to the Company’s underwriting activities in its P&C operations as well as its Life operations segment. The Company’s operating subsidiaries provide liquidity in that premiums are generally received months or even years before losses are paid under the policies related to such premiums. Premiums and acquisition expenses are settled based on terms of trade as stipulated by an underwriting contract, and generally are received within the first year of inception of a policy when the premium is written, but can be up to three years on certain reinsurance business assumed. Operating expenses are generally paid within a year of being incurred. Claims, especially for casualty business, may take a much longer time before they are reported and ultimately settled, requiring the establishment of reserves for unpaid losses and loss expenses. Therefore, the amount of claims paid in any one year is not necessarily related to the amount of net losses incurred, as reported in the consolidated statement of income.

          During the six months ended June 30, 2011, net cash flows provided by operating activities were $107.3 million compared to net cash flows provided by operating activities of $371.0 million for the same period in 2010. This reduction was primarily due to P&C net loss and loss expenses paid of $1.9 billion in the six months ended June 30, 2011, compared with $1.7 billion for the same period in 2010. This increase was due primarily to higher loss payments in the insurance segment in 2011 relating to the prior and current year catastrophes, other individual large property losses and excess casualty losses.

          Investing Cash Flows

          Generally, positive cash flow from operations and financing activities is invested in the Company’s investment portfolio, including affiliates or acquisition of subsidiaries.

          Net cash provided by investing activities was $84.4 million in the six months ended June 30, 2011 compared to net cash provided of $136.5 million for the same period in 2010. The 2011 cash inflow was mainly associated with normal purchase and sale of portfolio investments.

          Financing Cash Flows

          Cash flows related to financing activities include ordinary and preferred share related transactions, the payment of dividends, the issue or repayment of preferred ordinary shares and deposit liability transactions.

          On November 2, 2010, the Company announced that its Board of Directors approved a share buyback program, authorizing the Company to purchase up to $1.0 billion of its ordinary shares. During 2010, the Company purchased and cancelled 6.9 million ordinary shares under this program for $144.0 million. During the first quarter of 2011, the Company purchased and cancelled 7.3 million ordinary shares under this program for $165.6 million. During the second quarter of 2011, the Company purchased and cancelled 4.3 million ordinary shares under this program for $92.3 million. Between July 1 and August 2, 2011, the Company purchased and cancelled an additional 7.3 million ordinary shares for $157.7 million. All share buybacks were carried out by way of redemption in accordance with Irish law and the Company’s constitutional documents. All shares so redeemed were canceled upon redemption. At August 2, 2011, $440.4 million remained available to be used for purchases under this program.

          During the six months ended June 30, 2011, net cash flows used in financing activities were $414.1 million. Net cash outflows related primarily to the buybacks of the Company’s ordinary shares as outlined above, the payment of common and preferred dividends and the repayment of deposit liabilities. For more information on the buybacks of the Company’s shares please see Item 1, Note 7 to the Unaudited Consolidated Financial Statements, “Share Capital.”

          In addition, the Company maintains letter of credit facilities which provide liquidity. Details of these facilities are described below in “Capital Resources.”

          Capital Resources

          At June 30, 2011 and December 31, 2010, the Company had total shareholders’ equity of $10.6 billion. In addition to ordinary share capital, the Company depends on external sources of financing to support its underwriting activities in the form of:

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

          The following risks are associated with the Company’s requirement to renew its credit facilities:

▪

the credit available from banks may be reduced resulting in the Company’s need to pledge its investment portfolio to customers, in lieu of providing letters of credit. This could result in a lower investment yield;

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

          The following table summarizes the components of the Company’s current capital resources at June 30, 2011 and December 31, 2010:

(U.S. dollars in thousands)	(Unaudited) June 30, 2011	December 31, 2010

Redeemable Series C preference ordinary shares	$71,150	$71,900
Series E preference ordinary shares	999,500	1,000,000
Ordinary share capital	9,628,231	9,613,049

Total ordinary and non-controlling interests capital	$10,698,881	$10,684,949
Notes payable and debt	2,447,234	2,446,735

Total capital	$13,146,115	$13,131,684

          Ordinary Share Capital

          The following table reconciles the opening and closing ordinary share equity positions for the six months ended June 30, 2011 and the year ended December 31, 2010:

(U.S. dollars in thousands)	(Unaudited) June 30, 2011	December 31, 2010

Ordinary share equity – beginning of period	$9,613,049	$8,432,417
Net income (loss) attributable to XL Group plc	(1,621)	603,550
Share buybacks	(258,903)	(521,920)
Share issues	979	1,109
Common share dividends	(68,529)	(134,238)
Preferred share dividends	—	(34,694)
Gain on redemption of Series C preference ordinary shares	—	16,616
Change in accumulated other comprehensive income	322,176	1,243,262
Impact of adoption of new authoritative embedded derivative guidance, net of tax	—	(31,917)
Share based compensation and other	21,080	38,864

Ordinary share equity – end of period	$9,628,231	$9,613,049

          Debt

          The following table presents the Company’s debt under outstanding securities and lenders’ commitments at June 30, 2011:

				Payments Due by Period

Notes Payable and Debt (U.S. dollars in thousands)	Commitment/ Debt	In Use/ Outstanding	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years

5-year revolver	$750,000	$—	2012	$—	$—	$—	$—
6.50% Guaranteed Senior Notes	600,000	599,826	2012	600,000	—	—	—
5.25% Senior Notes	600,000	597,910	2014	—	—	600,000	—
8.25% Senior Notes	575,000	575,000	2021	—	—	—	575,000
6.375% Senior Notes	350,000	350,000	2024	—	—	—	350,000
6.25% Senior Notes	325,000	324,498	2027	—	—	—	325,000

	$3,200,000	$2,447,234		$600,000	$—	$600,000	$1,250,000

Adjustment to carrying value – impact of fair value hedges		14,192

Carrying value		$2,461,426

          “In Use/Outstanding” data represent June 30, 2011 accreted values. “Payments Due by Period” data represent ultimate redemption values.

          In addition, see Item 1, Note 15, “Notes Payable and Debt and Financing Arrangements,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for further information.

          At June 30, 2011, banks and investors provided the Company and its subsidiaries with $3.2 billion of debt capacity, of which $2.5 billion was utilized by the Company. These facilities consist of:

•	a revolving credit facility of $750 million.

•

senior unsecured notes of approximately $2.5 billion. These notes require the Company to pay a fixed rate of interest during their terms. At June 30, 2011, there were five outstanding issues of senior unsecured notes:

•

$600 million senior notes due January 2012, with a fixed coupon of 6.5%. The security is publicly traded. The notes were issued at 99.469% and gross proceeds were $596.8 million. Related expenses of the offering amounted to $7.9 million.

•

$600 million senior notes due September 2014, with a fixed coupon of 5.25%. The security is publicly traded. The notes were issued in two tranches of $300 million aggregate principal amount each – one tranche at 99.432% and the other at 98.419%. Aggregate gross proceeds were $593.6 million. Related expenses of the offering amounted to $4 million.

•

$575 million of senior notes due August 2021, with a fixed coupon of 8.25%. These securities are a component of the 10.75% Units that are publicly traded. In addition to the coupon paid on the senior notes, quarterly contract adjustment payments at an annual rate of 2.50% per annum are paid on forward purchase contracts for the Company’s ordinary shares for a total distribution of 10.75% per annum. The purchase contracts mature in August 2011, and the senior notes mature in 2021. On July 22, 2011, XL-Switzerland entered into a remarketing agreement relating to the senior notes. See “Other Key Focuses of Management – Capital Management” and Item 1, Note 8 to the Consolidated Financial Statements, “Notes Payable and Debt Financing Arrangements” herein.

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

          Preferred Shares and Non-controlling Interest in Equity of Consolidated Subsidiaries

          Neither the Redeemable Series C preference ordinary shares nor the Series E preference ordinary shares were transferred from XL-Cayman to XL-Ireland in the Redomestication. Accordingly, subsequent to July 1, 2010, these instruments represent non-controlling interests in the consolidated financial statements of the Company and have been reclassified to non-controlling interest in equity of consolidated subsidiaries. See Note 1, “Basis of Preparation and Consolidation” to the Unaudited Consolidated Financial Statements for further information. At June 30, 2011, the face value of the outstanding Redeemable Series C preference ordinary shares was $71.2 million and the face value of the outstanding Series E preference ordinary shares was $1 billion.

          On July 18, 2011, XL-Cayman initiated a cash tender offer for any and all of its 2,876,000 outstanding Redeemable Series C preference ordinary shares with a liquidation preference value of $25.00 per share.

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

          Contingent Capital

          At June 30, 2011, the Company has one contingent capital transaction where the outstanding put option has not been exercised. No up-front proceeds were received by the Company under this transaction. In the event that the associated irrevocable put option agreement is exercised, proceeds previously raised from investors from the issuance of pass-through trust securities would be received in return for the issuance by XL-Cayman of preferred shares. See below for further details on this transaction.

          On December 5, 2006, the Company and certain operating subsidiaries (“Ceding Insurers”) entered into a securities issuance agreement (the “Securities Issuance Agreement”), and certain of the Company’s foreign insurance and reinsurance subsidiaries (“Ceding Insurers”) entered into an excess of loss reinsurance agreement (the “Reinsurance Agreement”), with Stoneheath Re (“Stoneheath”). The net effect of these agreements to the Company is the creation of a contingent put option to issue $350.0 million of preference ordinary shares in the aggregate. The agreements provide the Company with a Reinsurance Collateral Account in support of certain covered perils named in the Reinsurance Agreement. The covered perils include United States wind, European wind, California earthquake and terrorism worldwide. After an initial three-month period, the covered perils as well as the attachment points and aggregate retention amounts may be changed by the Ceding Insurers in their sole discretion. This may result in a material increase or decrease in the likelihood of payment under the Reinsurance Agreement. On each date on which a Ceding Insurer withdraws funds from the Reinsurance Collateral Account, the Company must issue and deliver to Stoneheath an amount of XL-Cayman Series D Preference Shares (the “XL Preferred Securities”) having an aggregate liquidation preference that is equal to the amount of funds so withdrawn from the Collateral Account. The Company is obligated to reimburse Stoneheath for certain fees and ordinary expenses. The initial term of the Reinsurance Agreement was for the period from the Closing Date through June 30, 2007, with four annual mandatory extensions through June 30, 2011 (unless coverage is exhausted thereunder prior to such date). The Ceding Insurers could thereafter extend the Reinsurance Agreement at their option for additional calendar quarters without limit (unless coverage is exhausted thereunder). In June 2011, the Reinsurance Agreement was extended one calendar quarter to September 30, 2011. The contingent put option is recorded at fair value with changes in fair value recognized in earnings. The XL Preferred Securities, if issued, will pay dividends on a non-cumulative basis at a fixed rate of 6.868% per annum through October 15, 2011 and thereafter at a floating rate based on 3-month LIBOR, plus 3.12%.

          Letter of Credit Facilities and other sources of collateral

          At June 30, 2011, the Company had six letter of credit facilities in place with total availability of $5.0 billion, of which $2.0 billion was utilized.

				Amount of Commitment Expiration per period

Other Commercial Commitments (U.S. dollars in thousands)	Commitment	In Use	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years

Letter of Credit Facility	$250,000	116,339	Continuous	—	—	—	—
Letter of Credit Facility (1)	3,000,000	1,524,867	2012	3,000,000	—	—	—
Letter of Credit Facility (2)	1,000,000	—	2014	—	1,000,000	—	—
Letter of Credit Facility	21	21	Continuous	—	—	—	—
Letter of Credit Facility	75	75	Continuous	—	—	—	—
Letter of Credit Facility	750,000	404,992	Continuous	—	—	—	—

Six letter of credit facilities	$5,000,096	$2,046,294		$3,000,000	$1,000,000	$—	$—

(1)	This letter of credit facility includes $750 million that is also included in the “5-year revolver” listed under Notes Payable and Debt.

(2)	The Company has the option to increase the size of this facility by an additional $500 million.

          On March 25, 2011, the Company and certain of its subsidiaries entered into a secured credit agreement (the “2011 Credit Agreement”) that currently provides for issuance of letters of credit up to $1 billion. Concurrent with the effectiveness of the 2011 Credit Agreement, the commitments of the lenders under the existing five-year credit agreement dated June 21, 2007 were reduced from $4 billion to $3 billion. The commitments under the 2011 Credit Agreement will expire on, and the credit facility is available on a continuous basis until the earlier of (i) March 25, 2014 and (ii) the date of termination in whole of the commitments upon an optional termination or reduction of the commitments by the account parties or upon an event of default.

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

          Other

          For information regarding cross-default and certain other provisions in the Company’s debt and convertible securities documents, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cross-Default and Other Provisions in Debt Instruments,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and the Company’s Current Report on Form 8-K filed on March 28, 2011.

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following: (i) changes in the size of the Company’s claims relating to natural or man-made catastrophe losses due to the preliminary nature of some reports and estimates of loss and damage to date; (ii) trends in rates for property and casualty insurance and reinsurance; (iii) the timely and full recoverability of reinsurance placed by the Company with third parties, or other amounts due to the Company; (iv) changes in ratings, rating agency policies or practices; (v) changes in the projected amount of ceded reinsurance recoverables and the ratings and creditworthiness of reinsurers; (vi) the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by the Company; (vii) the Company’s ability to successfully implement its business strategy especially during the “soft” market cycle; (viii) increased competition on the basis of pricing, capacity, coverage terms or other factors, which could harm the Company’s ability to maintain or increase its business volumes or profitability; (ix) greater frequency or severity of claims and loss activity than the Company’s underwriting, reserving or investment practices anticipate based on historical experience or industry data; (x) the effects of inflation on the Company’s business, including on pricing and reserving; (xi) developments, including uncertainties related to the depth and duration of the current recession, and future volatility, in the world’s credit, financial and capital markets that adversely affect the performance and valuation of the Company’s investments or access to such markets; (xii) the impact of a possible downgrade of U.S. securities by credit rating agencies, and the resulting effect on the value of securities (i) in our investment portfolio and (ii) posted as collateral by and to us; (xiii) the potential impact on the Company from government-mandated insurance coverage for acts of terrorism; (xiv) the potential for changes to methodologies, estimations and assumptions that underlie the valuation of the Company’s financial instruments that could result in changes to investment valuations; (xv) changes to the Company’s assessment as to whether it is more likely than not that the Company will be required to sell, or has the intent to sell, available for sale debt securities before their anticipated recovery; (xvi) availability of borrowings and letters of credit under the Company’s credit facilities; (xvii) the ability of the Company’s subsidiaries to pay dividends to XL Group plc; (xviii) the potential effect of regulatory developments in the jurisdictions in which the Company operates, including those which could impact the financial markets or increase the Company’s business costs and required capital levels; (xix) changes in regulation or laws applicable to XL Group plc or its subsidiaries, brokers or customers; (xx) acceptance of the Company’s products and services, including new products and services; (xxi) changes in the availability, cost or quality of reinsurance; (xxii) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xxiii) loss of key personnel; (xxiv) changes in accounting policies or practices or the application thereof; (xxv) legislative or regulatory developments including, but not limited to, changes in regulatory capital balances that must be maintained by the Company’s operating subsidiaries and governmental actions for the purpose of stabilizing the financial markets; (xxvi) the effects of mergers, acquisitions and divestitures; (xxvii) developments related to bankruptcies of companies insofar as they affect property and casualty insurance and reinsurance coverages or claims that the Company may have as a counterparty; (xxviii) changes in general economic conditions, including changes in interest rates, credit spreads, foreign currency exchange rates and other factors; (xxix) changes in applicable tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof; (xxx) the effects of business disruption or economic contraction due to war, terrorism or other hostilities; and (xxxi) the other factors set forth in Item 1A, “Risk Factors,” of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, Part II, Item 1A, “Risk Factors,” herein and the Company’s other documents on file with the SEC. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by the federal securities laws.

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

          The majority of the Company’s market risk arises from its investment portfolio, which consists of fixed income securities, alternative investments, public equities, private investments, derivatives, other investments, and cash, denominated in both U.S. and foreign currencies, which are sensitive to changes in interest rates, credit spreads, equity prices, foreign currency exchange rates and other related market risks. The Company’s fixed income and equity securities are generally classified as available for sale, and, as such, changes in interest rates, credit spreads on corporate and structured credit, equity prices, foreign currency exchange rates or other related market instruments will have an immediate effect on comprehensive income and shareholders’ equity but will not ordinarily have an immediate effect on net income. Nevertheless, changes in interest rates, credit spreads, equity prices and other related market instruments affect consolidated net income when, and if, a security is sold or impaired.

          On a limited basis, the Company enters into derivatives and other financial instruments primarily for risk management purposes. The Company uses derivatives to hedge foreign exchange and interest rate risk related to its consolidated net exposures. From time to time, the Company also uses investment derivative instruments such as futures, options, interest rate swaps, credit default swaps and foreign currency forward contracts to manage the duration of its investment portfolio and foreign currency exposures and also to obtain exposure to a particular financial market. Historically, the Company entered into credit derivatives outside of the investment portfolio in conjunction with the Company’s previous financial lines businesses. The Company attempts to manage the risks associated with derivative use with guidelines established by senior management. Derivative instruments are carried at fair value with the resulting changes in fair value recognized in income in the period in which they occur. For further information, see Item 1, Note 6, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements.

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

Foreign Currency Exchange Rate Risk

          Many of the Company’s non-U.S. subsidiaries maintain both assets and liabilities in local currencies; therefore, foreign exchange risk is generally limited to net assets denominated in foreign currencies.

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

          Foreign currency exchange rate risk in general is reviewed as part of the Company’s risk management process. Within its asset liability framework for the investment portfolio, the Company pursues a general policy of holding the assets and liabilities in the same currency and, as such, the Company is typically not exposed to the risks associated with foreign exchange movements within its investment portfolio as currency impacts on the assets are generally matched by corresponding impacts on the related liabilities. Foreign exchange contracts within the investment portfolio are utilized to manage individual portfolio foreign exchange exposures, subject to investment management service providers’ guidelines established by management. These contracts are generally not designated as specific hedges for financial reporting purposes and, therefore, realized and unrealized gains and losses on these contracts are recorded in income in the period in which they occur. These contracts generally have maturities of three months or less. The Company also attempts to manage the foreign exchange volatility arising on certain transactions denominated in foreign currencies. These include, but are not limited to, premiums receivable, reinsurance contracts, claims payable and investments in subsidiaries.

          The principal currencies creating foreign exchange risk for the Company are the U.K. sterling, the Euro, the Swiss Franc and the Canadian dollar. The following tables provide more information on the Company’s exposure to foreign exchange rate risk at June 30, 2011 and December 31, 2010:

June 30, 2011 (Foreign Currency in millions)	Euro	U.K. Sterling	Swiss Franc	Canadian Dollar

Net exposure to key foreign currencies	123.6	21.4	178.2	288.6

December 31, 2010 (Foreign Currency in millions)	Euro	U.K. Sterling	Swiss Franc	Canadian Dollar

Net exposure to key foreign currencies	90.3	2.1	268.4	247.8

Credit Risk

          The Company is exposed to direct credit risk within its investment portfolio as well as through general counterparties, including customers and reinsurers. Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. The Company manages credit risk through established investment credit policies that address the quality of obligors and counterparties, industry limits, and diversification requirements. The Company’s exposure to market credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads.

          Certain of the Company’s underwriting activities expose it to indirect credit risk in that profitability of certain strategies can correlate with credit events at the issuer level, industry level or country level. The Company manages these risks through established underwriting policies that operate in accordance with established limit and escalation frameworks.

Credit Risk – Investment Portfolio

          Credit risk is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries and countries. A widening of credit spreads will increase the net unrealized loss position, will increase losses associated with credit based non-qualifying derivatives where the Company assumes credit exposure, and, if issuer credit spreads increase significantly or for an extended period of time, would likely result in higher other-than-temporary impairments. All else held equal, credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. In addition, market volatility can make it difficult to value certain of the Company’s securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes that could have a material adverse effect on the Company’s consolidated results of operations or financial condition.

          The table below shows the Company’s aggregate fixed income portfolio by credit rating in percentage terms of the Company’s aggregate fixed income exposure (including fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased) at June 30, 2011.

Percentage of Aggregate Fixed Income Portfolio

AAA	51.9%
AA	15.7%
A	22.3%
BBB	7.2%
BB & below	2.9%

Total (1)	100.0%

(1)	Included in the above are $491.3 million or 1.4% of the portfolio that represents medium term notes rated at the average credit rating of the underlying asset pools backing the notes.
(2)

The credit rating for each asset reflected above was principally determined based on the weighted average rating of the individual securities from Standard & Poor’s, Moody’s Investors Service and Fitch Ratings.

          At June 30, 2011, the average credit quality of the Company’s aggregate fixed income investment portfolio was “AA,” excluding operating cash.

          The Company is closely monitoring its corporate financial bond holdings given the events of the past three years. The table below summarizes the Company’s significant exposures (defined as bonds issued by financial institutions with an amortized cost in excess of $50.0 million) to corporate bonds of financial issuers held within its available for sale and held to maturity investment portfolio at June 30, 2011, representing both amortized cost and net unrealized gains (losses):

(U.S. dollars in millions)
Issuer (by Global Ultimate Parent)	Amortized Cost June 30, 2011 (1)	Unrealized Gain/ (Loss) June 30, 2011

Rabobank Nederland NV	$191.9	$(0.6)
Bank of America Corporation	162.3	(0.3)
Lloyds Banking Group plc	155.2	2.9
The Goldman Sachs Group, Inc.	146.4	(0.3)
HSBC Holdings plc	135.1	(3.6)
JPMorgan Chase & Co.	128.9	(4.3)
Citigroup Inc.	118.0	(0.5)
Morgan Stanley	113.4	1.2
BNP Paribas	112.4	(2.9)
National Australia Bank Limited	112.3	(1.3)
Barclays plc	108.3	(18.3)
The Bank Of Nova Scotia	107.0	2.1
Wells Fargo & Company	97.4	0.9
Westpac Banking Corporation	97.2	1.2
Australia and New Zealand Banking Group Limited	95.8	0.4
Credit Suisse Group AG	90.4	0.4
Aviva plc	82.4	(12.9)
Canadian Imperial Bank Of Commerce	82.3	1.2
Standard Chartered plc	76.2	(1.1)
UBS AG	75.9	(0.1)
Nationwide Building Society	70.5	(5.8)
RFS Holdings B.V.	70.0	2.5
Nordea Bank AB	69.6	(1.0)
U.S. Bancorp	68.3	(0.5)
The Bank Of New York Mellon Corporation	67.1	1.2
BPCE	66.9	(0.7)
Royal Bank Of Canada	63.7	1.0
Commonwealth Bank Of Australia	60.7	(0.4)
Bank of Montreal	60.0	1.7
Legal & General Group plc	58.2	(4.2)
Svenska Handelsbanken AB	55.9	(1.7)
Danske Bank A/S	55.6	(6.5)
H M Government Cabinet Office (Northern Rock Plc)	54.3	(1.0)
Metlife, Inc.	52.3	2.6

(1)

Government-guaranteed paper has been excluded from the above figures. Included within all financial bond exposures are covered bonds with a fair value of $412.7 million and amortized cost of $406.8 million.

          Within the Company’s corporate financial bond holdings, the Company is further monitoring its exposures to hybrid securities, representing Tier One and Upper Tier Two securities of various financial institutions. The following table summarizes the top ten exposures to hybrid securities, listed by amortized cost representing both amortized cost and unrealized (losses):

(U.S. dollars in millions)
Issuer (by Global Ultimate Parent)	Tier One Amortized Cost June 30, 2011	Upper Tier Two Amortized Cost June 30, 2011	Total Amortized Cost June 30, 2011	Net Unrealized (Loss) June 30, 2011

Barclays, Plc	$45.7	$59.9	$105.6	$(18.3)
Aviva PLC.	5.8	55.3	61.1	(10.7)
Danske Bank A/S	35.1	20.7	55.8	(6.7)
Assicurazioni Generali S.P.A	43.1	—	43.1	(7.8)
BNP Paribas	28.8	—	28.8	(2.7)
HSBC Holdings PLC	28.3	—	28.3	(2.8)
Zurich Financial Services AG	—	26.6	26.6	(1.6)
Rabobank Nederland NV	16.8	—	16.8	(2.0)
Nordea Bank AB	—	15.9	15.9	(0.4)
Caisse Federale De Credit Mutuel	6.8	—	6.8	(0.7)

Total	$210.4	$178.4	$388.8	$(53.7)

          At June 30, 2011, the top 10 corporate bond holdings listed below represent the direct exposure to the corporations listed below, including their subsidiaries, and excludes any securitized, credit enhanced and collateralized asset or mortgage-backed securities, cash and cash equivalents, pooled notes and any OTC derivative counterparty exposure, if applicable.

Top 10 Corporate Holdings (1)	Percentage of Aggregate Fixed Income Portfolio (2)

Pfizer Inc.	0.6%
Wal-Mart Stores Inc.	0.6%
General Electric Company	0.5%
AT&T Inc.	0.5%
The Proctor & Gamble Company	0.5%
Glaxosmithkline PLC	0.4%
BP P.L.C.	0.4%
Pepsico, Inc.	0.4%
Novartis AG.	0.4%
Glaxosmithkline PLC	0.4%

(1)	Corporate issuers exclude government-backed, government-sponsored enterprises and cash and cash equivalents.

(2)	Includes fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased and excludes government-guaranteed paper.

          At June 30, 2011, the top 5 corporate bond sector exposures listed below represented 29.0% of the aggregate fixed income investment portfolio and 78.6% of all corporate holdings.

(U.S. dollars in millions)
Top 5 Sector Exposures	Fair Value	Percentage of Aggregate Fixed Income Portfolio

Financials (1)	$4,379.3	12.9%
Consumer, Non-Cyclical	2,232.1	6.6%
Utilities	1,376.6	4.1%
Communications	929.2	2.7%
Energy	907.8	2.7%

Total	$9,825.0	29.0%

(1)	Government-guaranteed paper has been excluded from the above figures.

          Within the Company’s fixed income portfolios, the Company is further monitoring its exposures to holdings representing risk in certain Eurozone countries. In particular, the Company has government holdings of $28.0 million, corporate holdings of $300.1 million and structured credit holdings totaling $4.2 million in Greece, Ireland, Italy, Portugal and Spain. The corporate holdings primarily consist of multinationals with low reliance on local economics and systemically important industries such as utilities and telecoms.

          The Company also has exposure to market movement related to credit risk associated with its mortgage-backed and asset-backed securities. The table below shows the breakdown of the $9.7 billion structured credit portfolio, of which 79.0% is AAA rated:

(U.S. dollars in millions)	Fair Value	Percentage of Structured Portfolio

CMBS	$1,146.4	11.8%
Non-Agency RMBS	858.5	8.8%
Core CDO (non-ABS CDOs and CLOs)	733.8	7.5%
Other ABS	1,312.6	13.5%
Agency RMBS	5,697.7	58.4%

Total	$9,749.0	100.0%

Credit Risk – Other

          Credit derivatives are purchased within the Company’s investment portfolio, have been sold through a limited number of contracts written as part of the Company’s previous financial lines businesses, and were previously entered into through the Company’s prior reinsurance agreements with Syncora, as described below. From time to time, the Company may purchase credit default swaps to hedge an existing position or concentration of holdings. The credit derivatives are recorded at fair value. For further details with respect to the Company’s exposure to Credit derivatives see Item 1, Note 6, “Derivative Instruments,” to the Company’s Unaudited Consolidated Financial Statements herein.

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

          With regards to unpaid losses and loss expenses recoverable and reinsurance balances receivable, the Company has credit risk should any of its reinsurers be unable or unwilling to settle amounts due to the Company; however, these exposures are not marked to market. For further information relating to reinsurer credit risk, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balances Receivable.”

          The Company is exposed to credit risk in the event of non-performance by the other parties to its derivative instruments in general; however, the Company does not anticipate non-performance. The difference between the notional principal amounts and the associated market value is the Company’s maximum credit exposure.

Equity Price Risk

          The Company’s equity investment portfolio as well as other investments, primarily representing certain derivatives and certain affiliate investments, are exposed to mark to market movements associated with equity price risk. Equity price risk is the potential loss arising from changes in the market value of equities. At June 30, 2011, the Company’s equity portfolio was approximately $318.7 million as compared to $84.8 million at December 31, 2010. This excludes fixed income fund investments that generally do not have the risk characteristics of equity investments. At June 30, 2011 and December 31, 2010, the Company’s direct allocation to equity securities was 0.9% and 0.3%, respectively, of the total investment portfolio (including cash and cash equivalents, accrued investment income and net receivable/(payable) for investments sold/(purchased)). The Company also estimates the equity risk embedded in certain alternative and private investments. Such estimates are derived from market exposures provided to the Company by certain individual fund investments and/or internal statistical analyses.

Other Market Risks

          The Company’s private investment portfolio is invested in limited partnerships and other entities that are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments and risks specific to startup or small companies. At June 30, 2011, the Company’s exposure to private investments was $312.8 million, as compared to $331.7 million at December 31, 2010.

          The Company’s alternative investment portfolio, which is exposed to equity and credit risk as well as certain other market risks, had a total exposure of $977.0 million making up approximately 2.7% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) at June 30, 2011, as compared to December 31, 2010, where the Company had a total exposure of $933.5 million representing approximately 2.8% of the total investment portfolio.

          At June 30, 2011, bond and stock index futures outstanding had a net long position of $50.1 million as compared to a net long position of $14.1 million at December 31, 2010. The Company may reduce its exposure to these futures through offsetting transactions, including options and forwards.

          As noted above, the Company also invests in certain derivative positions which can be impacted by market value movements. For further details on derivative instruments see Item 1, Note 6, “Derivative Instruments,” to the Company’s Unaudited Consolidated Financial Statements herein.

Sensitivity and Value-at-Risk Analysis

          The table below summarizes the Company’s assessment of the estimated impact on the value of the Company’s investment portfolio at June 30, 2011 associated with an immediate and hypothetical: +100bps increase in interest rates, a -10% decline in equity markets, a +100bps widening in spreads and a +10% widening in spreads. The table also reports the 95%, 1-year VaRs for the Company’s investment portfolios at June 30, 2011, excluding foreign exchange.

          The interest rate, spread risk, and VaR referenced in the table below include the impact of market movements on the Company’s held to maturity fixed maturities from the Company’s Life investment portfolios. While the market value of these holdings is sensitive to prevailing interest rates and credit spreads, the Company’s book value is not impacted as these holdings are carried at amortized cost. At June 30, 2011, if the Company were to exclude these impacts of the Life investment portfolios, the table below would be adjusted to reflect the following reductions: the interest rate risk would be reduced by approximately $283.8 million, absolute spread risk would be reduced by approximately $195.2 million, relative spread risk would be reduced by approximately $19.1 million, and VaR would be reduced by approximately $229.6 million.

          The table below excludes the impact of foreign exchange rate risk on the investment portfolio. The investment portfolio is generally managed on an asset-liability matched basis, and, accordingly, foreign exchange movements typically impact the assets and liabilities equally. See “Foreign Currency Exchange Rate Risk” for further details. The Company considers that the investment portfolio VaR estimated results as well as P&C and Life investment portfolios VaR estimated results excluding foreign exchange rate risk are the more relevant and appropriate metrics to consider when assessing the actual risk of the portfolio.

          The estimated results below also do not include any risk contributions from our various operating affiliates (strategic, investment manager or financial operating affiliates) or certain other investments that are carried at amortized cost.

(U.S. dollars in thousands)	Interest Rate Risk(1)	Equity Risk (2)	Absolute Spread Risk (3)	Relative Spread Risk (4)	VaR (5), (6)

Total Investment Portfolio (7)	$(1,265.8)	$(87.8)	$(1,264.8)	$(178.5)	$1,160.4

A. P&C Investment Portfolio	$(757.2)	$(87.8)	$(823.7)	$(97.8)	$739.5

(I) P&C Fixed Income Portfolio	(757.2)	—	(823.7)	(97.8)	786.9

(a) Cash & Short Term Investments	(10.0)	—	—	—	9.5

(b) Total Government Related	(200.0)	—	(145.0)	(4.5)	160.0

(c) Total Corporate Credit	(318.3)	—	(358.6)	(43.7)	364.8

(d) Total Structured Credit	(228.9)	—	(316.9)	(49.4)	302.8

(II) P&C Non-Fixed Income Portfolio	—	(87.8)	—	—	147.0

(e) Equity Portfolio	—	(34.8)	—	—	70.5

(f) Alternative Portfolio	—	(20.1)	—	—	71.1

(g) Private Investments	—	(32.9)	—	—	63.0

B. Life Investment Portfolio	$(500.0)	$—	$(407.4)	$(78.8)	$458.9

(III) Life Fixed Income Portfolio	(500.0)	—	(407.4)	(78.8)	458.9

(i) Cash & Short Term Investments	0.0	—	—	—	0.3

(j) Total Government Related	(198.1)	—	(72.3)	(3.0)	191.9

(k) Total Corporate Credit	(251.9)	—	(276.2)	(59.7)	232.7

(l) Total Structured Credit	(50.0)	—	(59.0)	(16.2)	54.6

(IV) Life Non-Fixed Income Portfolio	—	—	—	—	—

(1)	The estimated impact on the fair value of the Company’s fixed income portfolio of an immediate hypothetical +100 bps adverse parallel shift in global bond curves.
(2)

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

(3)

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

(5)

The VaR results are based on a 95% confidence interval, with a one year holding period, excluding foreign exchange rate risk. The Company’s investment portfolio VaR at June 30, 2011 is not necessarily indicative of future VaR levels.

(6)

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

(7)

The Company’s Total Investment Portfolio comprises the Company’s P&C Investment Portfolio and Life Investment Portfolio as well as the Company’s Business and Other Investments that do not form part of the Company’s P&C Investment Portfolio or Life Investment Portfolio. The individual results reported in the above table for the Company’s Total Investment Portfolio therefore represent the aggregate impact on the Company’s P&C Investment Portfolio, Life Investment Portfolio and the majority of the Company’s Other Investments.

Stress Testing

          VaR does not provide the means to estimate the magnitude of the loss in the 5% of occurrences when the Company expects the VaR level to be exceeded. To complement the VaR analysis based on normal market environments, the Company considers the impact on the investment portfolio in several different stress scenarios to analyze the effect of unusual market conditions. The Company establishes certain stress scenarios which are applied to the actual investment portfolio. As these stress scenarios and estimated gains and losses are based on scenarios established by the Company, they will not necessarily reflect future stress events or gains and losses from such events. The results of the stress scenarios are reviewed on a regular basis to ensure they are appropriate, based on current shareholders’equity, market conditions and the Company’s total risk tolerance. It is important to note that when assessing the risk of the Company’s investment portfolio, the Company does not take into account either the value or risk associated with the liabilities arising from the Company’s operations.

ITEM 4.	CONTROLS AND PROCEDURES

          Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

          The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Corporate Controller, of the effectiveness of disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Corporate Controller concluded that the disclosure controls and procedures are effective to provide reasonable assurance that all material information relating to the Company required to be included in this report has been made known to them in a timely fashion.

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

          The Company is subject to legal proceedings and claims, as described in its Annual Report on Form 10-K for the year ended December 31, 2010. Material developments to such proceedings during the three months ended June 30, 2011 are described below.

          In August 2005, plaintiffs in a proposed class action (the “Class Action”) that was consolidated into a multidistrict litigation in the United States District Court for the District of New Jersey, captioned In re Brokerage Antitrust Litigation, MDL No. 1663, Civil Action No. 04-5184 (the “MDL”), filed a consolidated amended complaint (the “Amended Complaint”), which named as new defendants approximately 30 entities, including Greenwich Insurance Company, Indian Harbor Insurance Company and XL-Cayman (the “XL Defendants”). In the MDL, the Class Action plaintiffs asserted various claims purportedly on behalf of a class of commercial insureds against approximately 113 insurance companies and insurance brokers through which the named plaintiffs allegedly purchased insurance. The Amended Complaint alleged that the defendant insurance companies and insurance brokers conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements and asserted statutory claims under the Sherman Act, various state antitrust laws and the Racketeer Influenced and Corrupt Organizations Act (“RICO”), as well as common law claims alleging breach of fiduciary duty, aiding and abetting a breach of fiduciary duty and unjust enrichment. By Opinion and Order dated August 31, 2007, the District Court dismissed the Sherman Act claims with prejudice and, by Opinion and Order dated September 28, 2007, the District Court dismissed the RICO claims with prejudice. The plaintiffs then appealed both Orders to the U.S. Court of Appeals for the Third Circuit. On August 16, 2010, the Third Circuit affirmed in large part the District Court’s dismissal. The Third Circuit reversed the dismissal of certain Sherman Act and RICO claims alleged against several defendants including the XL Defendants but remanded those claims to the District Court for further consideration of their adequacy. In light of its reversal and remand of certain of the federal claims, the Third Circuit also reversed the District Court’s dismissal (based on the District Court’s declining to exercise supplemental jurisdiction) of the state-law claims against all defendants. On October 1, 2010, the remaining defendants, including the XL Defendants, filed motions to dismiss the remanded federal claims and the state-law claims. The motions were fully briefed in November 2010. In May 2011, a majority of the remaining defendants, including the XL Defendants, executed a formal Settlement Agreement settling the Class Action with prejudice. The settlement was preliminarily approved by the District Court in June 2011 and a final fairness hearing is scheduled for September 2011.The XL Defendants’ portion of the defendants’ aggregate settlement payment is $6.75 million.

          Various XL entities have been named as defendants in three of the many tag-along actions that have been consolidated into the MDL for pretrial purposes. The complaints in these tag-along actions make allegations similar to those made in the Amended Complaint but do not purport to be class actions. On April 4, 2006, a tag-along complaint was filed in the U.S. District Court for the Northern District of Georgia on behalf of New Cingular Wireless Headquarters LLC and several other corporations and remains pending against approximately 100 defendants, including Greenwich Insurance Company, XL Specialty Insurance Company, XL Insurance America, Inc., XL Insurance Company Limited and XL-Cayman. On or about May 21, 2007, a tag-along complaint was filed in the U.S. District Court for the District of New Jersey on behalf of Henley Management Company, Big Bear Properties, Inc., Northbrook Properties, Inc., RCK Properties, Inc., Kitchens, Inc., Aberfeldy LP and Payroll and Insurance Group, Inc. against multiple defendants, including “XL Winterthur International.” On October 12, 2007, a complaint in a third tag-along action was filed in the U.S. District Court for the Northern District of Georgia by Sears, Roebuck & Co., Sears Holdings Corporation, Kmart Corporation and Lands’ End Inc. against many named defendants including X.L. America, Inc., XL Insurance America, Inc., XL Specialty Insurance Company and XL Insurance (Bermuda) Ltd. The tag-along actions, including the three in which the XL entities are named defendants, remain stayed.

          By Order dated June 20, 2011, the District Court reassigned the Class Action and the various tag-along actions from Chief Judge Brown to newly-appointed Judge Claire Cecchi.

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

          Legal actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company’s position or liquidity at June 30, 2011.

ITEM 1A.	RISK FACTORS

          For a discussion of the Company’s potential risks or uncertainties, please see “Risk Factors” in Part I, Item 1A of the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Other than as described below, there have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company’s 2010 Annual Report on Form 10-K.

          Any downgrade of the United States’ credit rating could have a material adverse effect on our business, financial condition and results of operations.

          In light of the possibility of the United States reaching its debt ceiling by August 2, 2011, each of Moody’s Investors Service (“Moody’s”), Standard & Poor’s and Fitch Ratings had publicly warned of the possibility of a downgrade to the United States’ credit rating. In addition, Moody’s, on July 13, 2011, and Standard & Poor’s, on July 14, 2011, put the U.S. credit rating on negative watch.

          On August 2, 2011, the U.S. Congress passed, and President Obama signed, a bill that increases the debt ceiling and requires reductions in spending by up to $2.4 trillion. Following the passage of the bill, Moody’s and Fitch Ratings both indicated that they do not currently anticipate downgrading the U.S. credit rating. However, Moody’s lowered its outlook on U.S. debt to negative upon affirming its AAA rating, and concern remains that Standard & Poor’s may not view the U.S. government’s plan to reduce its budget deficit as adequate and may take downward ratings action with respect to the U.S. credit rating.

          The impact of such downgrade is inherently unpredictable and could have a material adverse effect on financial markets and economic conditions in the United States and throughout the world.  In turn, this could have a material adverse effect on our business, financial condition and results of operations including with respect to assets in our investment portfolio, as well as assets in trusts or other collateral arrangements posted by or to us. See Note 5, “Investments,” to the Unaudited Consolidated Financial Statements for a description of our fixed income securities and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a description of our collateral and liquidity needs.

          For a discussion of the risks to our business during or following a financial market disruption and risks to our investment portfolio, see also the risk factor entitled “We are exposed to significant capital markets risk related to changes in interest rates, credit spreads, equity prices and foreign exchange rates as well as other investment risks, which may adversely affect our results of operations, financial condition or cash flows” included in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          (c) Purchases of Equity Securities by the Issuer and Affiliate Purchasers

          The following table provides information about purchases by the Company during the three months ended June 30, 2011 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

April 1-30, 2011	—	$—	—	$690.4 million
May 1-31, 2011	1,407	17.70	—	690.4 million
June 1-30, 2011	4,320,640	21.36	4,320,640	598.1 million

Total	4,322,047	$21.36	4,320,640	$598.1 million

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

(2)

On November 2, 2010, the Company announced that its Board of Directors approved a share buyback program, authorizing the Company to purchase up to $1.0 billion of its ordinary shares. During 2010, the Company purchased and cancelled 6.9 million ordinary shares under this program for $144.0 million. During the first quarter of 2011, the Company purchased and cancelled 7.3 million ordinary shares under this program for $165.6 million. During the second quarter of 2011, the Company purchased and cancelled 4.3 million ordinary shares under this program for $92.3 million. Between July 1 and August 2, 2011, the Company purchased and cancelled an additional 7.3 million ordinary shares for $157.7 million. All share buybacks were carried out by way of redemption in accordance with Irish law and the Company’s constitutional documents. All shares so redeemed were canceled upon redemption. At August 2, 2011, $440.4 million remained available to be used for purchases under this program.

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

Date: August 4, 2011
XL Group plc
(Registrant)
/s/ MICHAEL S. MCGAVICK

Name: Michael S. McGavick
Title: Chief Executive Officer and Director
XL Group plc

Date: August 4, 2011
/s/ STEPHEN J. H. ROBB

Name: Stephen J. H. Robb
Title: Senior Vice President and Corporate Controller
XL Group plc