Form 10-Q
period 2011-09-30
XL GROUP PLC
filed 2011-11-03
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☐      No ☒

          As of November 1, 2011, there were 320,517,493 outstanding Ordinary Shares, $0.01 par value per share, of the registrant.

XL GROUP PLC

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

XL GROUP PLC

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)	(Unaudited) September 30, 2011	December 31, 2010

ASSETS
Investments:
Fixed maturities, at fair value (amortized cost: 2011, $26,750,242; 2010, $27,322,842)	$27,005,350	$27,142,105
Equity securities, at fair value (cost: 2011, $437,668; 2010, $56,737)	409,163	84,767
Short-term investments, at fair value (amortized cost: 2011, $367,878; 2010, $450,491)	366,679	450,681

Total investments available for sale	27,781,192	27,677,553
Fixed maturities, held to maturity at amortized cost (fair value: 2011, $2,901,434; 2010, $2,742,626)	$2,725,623	$2,728,335
Investments in affiliates	1,044,077	1,081,281
Other investments	1,001,575	939,470

Total investments	32,552,467	32,426,639
Cash and cash equivalents	3,176,283	3,022,868
Accrued investment income	357,332	350,091
Deferred acquisition costs	724,349	633,035
Ceded unearned premiums	857,049	625,654
Premiums receivable	2,859,610	2,414,912
Reinsurance balances receivable	181,264	171,327
Unpaid losses and loss expenses recoverable	3,705,892	3,671,887
Receivable from investments sold	513,012	21,716
Goodwill and other intangible assets	838,725	839,508
Deferred tax asset	140,670	143,525
Other assets	718,533	702,189

Total assets	$46,625,186	$45,023,351

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$20,718,988	$20,531,607
Deposit liabilities	1,636,602	1,684,606
Future policy benefit reserves	4,994,579	5,075,127
Unearned premiums	4,103,846	3,484,830
Notes payable and debt	2,281,335	2,464,410
Reinsurance balances payable	539,792	122,250
Payable for investments purchased	587,756	34,315
Deferred tax liability	108,416	105,667
Other liabilities	711,886	835,590

Total liabilities	$35,683,200	$34,338,402

Commitments and Contingencies
Non-controlling interest - Redeemable Series C preference ordinary shares, 20,000,000 authorized, par value $0.01; Issued and outstanding: (2011, nil; 2010, 2,876,000)	$—	$71,900
Shareholders’ Equity:
Ordinary shares, 999,990,000 authorized, par value $0.01; Issued and outstanding: (2011, 320,517,493; 2010, 316,396,289)	3,206	3,165
Additional paid in capital	9,030,259	8,993,016
Accumulated other comprehensive income	456,203	100,795
Retained earnings	450,534	513,777

Shareholders’ equity attributable to XL Group plc	$9,940,202	$9,610,753
Non-controlling interest in equity of consolidated subsidiaries	1,001,784	1,002,296

Total shareholders’ equity	$10,941,986	$10,613,049

Total liabilities, redeemable preference ordinary shares and shareholders’ equity	$46,625,186	$45,023,351

See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC

CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,

(U.S. dollars in thousands, except per share data)	2011	2010	2011	2010

Revenues:
Net premiums earned	$1,453,326	$1,365,327	$4,213,048	$4,036,573
Net investment income	290,106	296,730	866,874	907,648
Realized investment gains (losses):
Net realized gains (losses) on investments sold	4,461	(30,793)	(6,899)	(30,751)
Other-than-temporary impairments on investments	(67,513)	(27,377)	(141,321)	(114,627)
Other-than-temporary impairments on investments transferred to (from) other comprehensive income	698	(10,585)	9,885	(20,939)

Total net realized gains (losses) on investments	(62,354)	(68,755)	(138,335)	(166,317)
Net realized and unrealized gains (losses) on derivative instruments	(26,916)	12,473	(34,299)	(27,903)
Income (loss) from investment fund affiliates	(7,123)	3,105	30,277	30,367
Fee income and other	10,980	11,262	30,494	29,215

Total revenues	$1,658,019	$1,620,142	$4,968,059	$4,809,583

Expenses:
Net losses and loss expenses incurred	$988,059	$811,980	$3,020,508	$2,451,345
Claims and policy benefits	139,549	144,358	410,196	391,476
Acquisition costs	207,553	198,173	611,142	579,870
Operating expenses	246,930	236,193	773,555	710,168
Exchange (gains) losses	(39,425)	44,540	(38,409)	(8,819)
Interest expense	48,911	58,609	158,157	156,828
Loss on termination of guarantee	—	—	—	23,500
Amortization of intangible assets	885	465	1,394	1,394

Total expenses	$1,592,462	$1,494,318	$4,936,543	$4,305,762

Income (loss) before income tax and income (loss) from operating affiliates	$65,557	$125,824	$31,516	$503,821
Provision (benefit) for income tax	24,718	29,810	16,747	102,622
Income (loss) from operating affiliates	35,552	14,035	95,439	46,654

Net income (loss)	$76,391	$110,049	$110,208	$447,853
Non-controlling interests	(33,993)	(32,506)	(69,431)	(32,425)

Net income (loss) attributable to XL Group plc	$42,398	$77,543	$40,777	$415,428
Preference share dividends	—	—	—	(34,694)
Gain on redemption of Redeemable Series C preference ordinary shares	—	—	—	16,616

Net income (loss) attributable to ordinary shareholders	$42,398	$77,543	$40,777	$397,350

Weighted average ordinary shares and ordinary share equivalents outstanding – basic	311,714	338,724	310,793	340,927

Weighted average ordinary shares and ordinary share equivalents outstanding – diluted	313,848	339,819	314,842	341,764

Earnings per ordinary share and ordinary share equivalent – basic	$0.14	$0.23	$0.13	$1.17

Earnings per ordinary share and ordinary share equivalent – diluted	$0.14	$0.23	$0.13	$1.16

See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,

(U.S. dollars in thousands)	2011	2010	2011	2010

Net income (loss) attributable to XL Group plc	$42,398	$77,543	$40,777	$415,428
Impact of adoption of new authoritative embedded derivative guidance, net of tax	—	31,917	—	31,917
Change in net unrealized gains (losses) on investments, net of tax	110,124	421,905	291,330	1,285,845
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	2,954	8,721	35,620	25,113
Change in OTTI losses recognized in other comprehensive income, net of tax	3,995	49,465	28,119	81,102
Change in underfunded pension liability	1,684	(4,045)	1,287	(478)
Change in value of cash flow hedge	110	110	330	330
Change in net unrealized gain (loss) on future policy benefit reserves	—	—	—	(3,714)
Foreign currency translation adjustments, net	(85,635)	104,847	(1,278)	(3,461)

Comprehensive income (loss)	$75,630	$690,463	$396,185	$1,832,082

See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	(Unaudited) Nine Months Ended September 30,

(U.S. dollars in thousands)	2011	2010

Non-controlling Interest in Equity of Consolidated Subsidiaries:
Balance – beginning of year	$1,002,296	$2,305
Non-controlling interests	4	(75)
Non-controlling interest share in change in accumulated other comprehensive (income) loss	(16)	(7)
Transfer from Series E preference ordinary shares and additional paid in capital	—	1,000,000
Purchase of Series E preference ordinary shares	(500)	—

Balance – end of period	$1,001,784	$1,002,223

Series E Preference Ordinary Shares:
Balance – beginning of year	$—	$10
Transfer to non-controlling interest in equity of consolidated subsidiaries	—	(10)

Balance – end of period	$—	$—

Ordinary Shares:
Balance – beginning of year	$3,165	$3,421
Issuance of ordinary shares	307	—
Exercise of stock options	1	—
Buybacks of ordinary shares	(267)	(139)

Balance – end of period	$3,206	$3,282

Additional Paid in Capital:
Balance – beginning of year	$8,993,016	$10,474,688
Issuance of ordinary shares	573,460	1,102
Buybacks of ordinary shares	(566,673)	(270,572)
Transfer to non-controlling interest in equity of consolidated subsidiaries	—	(999,990)
Exercise of stock options, net of tax	1,195	790
Share based compensation expense	29,261	26,126

Balance – end of period	$9,030,259	$9,232,144

Accumulated Other Comprehensive Income (Loss):
Balance – beginning of year	$100,795	$(1,142,467)
Impact of adoption of new authoritative embedded derivative guidance, net of tax	—	31,917
Change in net unrealized gains (losses) on investments, net of tax	291,330	1,285,845
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	35,620	25,113
Change in OTTI losses recognized in other comprehensive income, net of tax	28,119	81,102
Change in underfunded pension liability	1,287	(478)
Change in value of cash flow hedge	330	330
Foreign currency translation adjustments	(1,278)	(3,461)
Change in net unrealized gain (loss) on future policy benefit reserves	—	(3,714)

Balance – end of period	$456,203	$274,187

Retained Earnings (Deficit):
Balance – beginning of year	$513,777	$94,460
Impact of adoption of new authoritative embedded derivative guidance, net of tax	—	(31,917)
Net income (loss) attributable to XL Group plc	40,777	415,428
Dividends on preference ordinary shares	—	(34,694)
Dividends on ordinary shares	(104,020)	(102,119)
Gain on redemption of Redeemable Series C preference ordinary shares	—	16,616

Balance – end of period	$450,534	$357,774

Total Shareholders’ Equity	$10,941,986	$10,869,610

See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,

(U.S. dollars in thousands)	2011	2010

Cash flows provided by (used in) operating activities:
Net income (loss)	$110,208	$447,853
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized losses on sales of investments	138,335	166,317
Net realized and unrealized losses on derivative instruments	34,299	27,903
Amortization of premiums (discounts) on fixed maturities	83,252	39,354
(Income) loss from investment and operating affiliates	(125,716)	(77,021)
Amortization of deferred compensation	24,222	23,172
Accretion of convertible debt	750	751
Accretion of deposit liabilities	63,492	81,093
Unpaid losses and loss expenses	185,023	(70,305)
Future policy benefit reserves	(101,047)	(137,333)
Unearned premiums	615,699	203,165
Premiums receivable	(448,133)	(9,184)
Unpaid losses and loss expenses recoverable	(24,758)	(27,010)
Ceded unearned premiums	(233,148)	(88,599)
Reinsurance balances receivable	(9,422)	177,493
Deferred acquisition costs	(92,859)	(29,262)
Reinsurance balances payable	412,103	(62,689)
Deferred tax asset - net	(47,803)	52,636
Depreciation	36,544	29,099
Derivatives	(30,032)	297,280
Other assets	(21,826)	(95,489)
Other liabilities	(151,237)	(28,906)
Other	(52,429)	(91,042)

Total adjustments	$255,309	$381,423

Net cash provided by (used in) operating activities	$365,517	$829,276

Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$3,233,941	$3,807,049
Proceeds from redemption of fixed maturities and short-term investments	2,700,412	2,114,283
Proceeds from sale of equity securities	189,818	66,893
Purchases of fixed maturities and short-term investments	(5,411,886)	(5,527,491)
Purchases of equity securities	(571,031)	(71,629)
Net dispositions of investment affiliates	166,950	230,303
Other investments, net	(39,502)	4,249

Net cash provided by (used in) investing activities	$268,702	$623,657

Cash flows (used in) financing activities:
Proceeds from issuance of ordinary shares	$1,196	$790
Buybacks of ordinary shares	(566,940)	(270,815)
Repurchase of Redeemable Series C preference ordinary shares	(71,801)	(94,157)
Repurchase of Series E preference ordinary shares	(465)	—
Dividends paid on ordinary shares	(103,331)	(101,766)
Dividends paid on preference ordinary shares	—	(40,267)
Distributions to non-controlling interests	(38,580)	—
Proceeds from issuance of debt	396,400	—
Deposit liabilities	(116,472)	(623,512)

Net cash (used in) financing activities	$(499,993)	$(1,129,727)
Effects of exchange rate changes on foreign currency cash	19,189	(9,274)

Increase (decrease) in cash and cash equivalents	153,415	313,932
Cash and cash equivalents – beginning of period	3,022,868	3,643,697

Cash and cash equivalents – end of period	$3,176,283	$3,957,629

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

          As described initially in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2011, as part of the Redomestication, neither the Redeemable Series C preference ordinary shares nor the Series E preference ordinary shares were transferred from XL-Cayman to XL-Ireland. Accordingly, subsequent to July 1, 2010, these instruments represent non-controlling interests in the consolidated financial statements of the Company. The Redeemable Series C preference ordinary shares should have been reclassified as Non-controlling interest – Redeemable Series C preference ordinary shares and the Series E preference ordinary shares should have been reclassified as Non-controlling interest in equity of consolidated subsidiaries. As a result, during the annual period ended December 31, 2010 and the quarterly period ended September 30, 2010, amounts related to the Redeemable Series C preference ordinary shares and the Series E preference ordinary shares were not correctly classified in the consolidated financial statements of the Company. Management believes that the misclassifications are not material to the previously issued financial statements and accordingly, the Company has revised the September 30, 2010 and the December 31, 2010 financial statements in this report. The details of these classification errors are provided below for the annual period ended December 31, 2010. None of the revised classifications affected our total shareholders’ equity, net income or net income attributable to ordinary shareholders in any period. Details of the reclassifications are as follows:

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

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies

          (a) Recent Accounting Pronouncements

          In January 2010, the FASB issued an accounting standards update on Improving Disclosures about Fair Value Measurements. The provisions of this authoritative guidance require new disclosure about recurring and nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. This guidance was effective for the Company beginning on January 1, 2010, except for the Level 3 reconciliation disclosures, which were effective for annual periods beginning after December 15, 2010. See Note 3, “Fair Value Measurements,” for changes to Level 3 reconciliation disclosure. This standard affects disclosure only and, accordingly, did not have an impact on the Company’s financial condition or results of operations.

          In July 2010, the FASB amended the general accounting principles for receivables as they relate to the disclosures about the credit quality of financing receivables and the allowance for credit losses. This amendment requires additional disclosures that provide a greater level of disaggregated information about the credit quality of financing receivables and the allowance for credit losses. It also requires the disclosure of credit quality indicators, past due information, and modifications of financing receivables. The new disclosures are required for interim and annual periods ending after December 15, 2010, although the disclosures of reporting period activity (i.e., allowance roll-forward and modification disclosures) were required for interim and annual periods beginning after December 15, 2010. This standard affects disclosures only and, accordingly, did not have an impact on the Company’s financial condition or results of operations. During the fourth quarter of 2010, the Company recorded a provision of $9.9 million related to two structured loan investments. This provision was reduced to $9.2 million during the third quarter of 2011. The Company holds investments in five separate structured loans with aggregate net carrying values of $42.1 million and $42.3 million at September 30, 2011 and December 31, 2010, respectively. In addition, the Company had gross reinsurance balances receivable and reinsurance recoverables on unpaid losses and loss expense of $3.8 billion at each of September 30, 2011 and December 31, 2010, against which an allowance of $108.2 million and $121.9 million was recorded at September 30, 2011 and December 31, 2010, respectively. There were no charge offs recorded during the current period.

          In October 2010, the FASB issued authoritative guidance to address disparities in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The amendments in the updated guidance specify that incremental direct costs of contract acquisition and certain costs related directly to the acquisition activities incurred in the acquisition of new or renewal contracts should be capitalized in accordance with the amendments in the updated guidance. Costs directly related to those activities include only the portion of an employee’s total compensation (excluding any compensation that is capitalized as incremental direct costs of contract acquisition) and payroll-related fringe benefits related directly to time spent performing those activities for actual acquired contracts, and other costs related directly to those activities that would not have been incurred if the contract had not been acquired. Administrative costs, rent, depreciation, occupancy, equipment and all other general overhead costs are considered indirect costs and should be charged to expense as incurred. This guidance is effective for interim and annual periods beginning after December 15, 2011. The amendments in this guidance can be applied prospectively or retrospectively upon adoption. The Company will adopt this guidance as of January 1, 2012. The impact of adoption is not expected to be material to the Company’s consolidated financial position or results of operations.

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

2. Significant Accounting Policies

          (a) Recent Accounting Pronouncements (Continued)

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

          In September 2011, the FASB issued an accounting standards update to simplify how entities test goodwill for impairment, by allowing an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting entity is less than its carrying amount, as a basis for determining whether it is necessary to perform the two-step goodwill impairment test required in FASB Accounting Standards Codification Topic 350. After assessing the circumstances that should be considered in making the qualitative assessment, if an entity determines that the fair value of a reporting unit as compared to its carrying value meets the threshold, then performing the two-step impairment step is unnecessary. In other circumstances, performance of the two-step test is required. The guidance also eliminates the option for an entity to carry forward its detailed calculation of a reporting unit’s fair value in certain situations, as previously permitted. The amendments do not change the current guidance for testing other indefinite-lived intangible assets for impairment. The new guidance is effective for annual and interim goodwill tests performed for fiscal years beginning after December 15, 2011. The Company will adopt this guidance from January 1, 2012. It will not have an impact on the Company’s consolidated financial condition or results of operations.

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

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

          The following tables set forth the Company’s assets and liabilities that were accounted for at fair value at September 30, 2011 and December 31, 2010 by level within the fair value hierarchy (for further information, see Note 2, “Significant Accounting Policies,” herein and Item 8, Note 2, “Significant Accounting Policies,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010):

September 30, 2011 (U.S. dollars in thousands) (Unaudited)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Collateral and Counterparty Netting		Balance at September 30, 2011

Assets
U.S. Government and Government-Related/Supported	$—	$2,108,841	$—		$—	$2,108,841
Corporate (1)	—	10,753,121	4,787		—	10,757,908
Residential mortgage-backed securities – Agency	—	5,579,956	15,183		—	5,595,139
Residential mortgage-backed securities – Non-Agency	—	680,182	2,799		—	682,981
Commercial mortgage-backed securities	—	1,012,492	4,394		—	1,016,886
Collateralized debt obligations	—	7,733	665,842		—	673,575
Other asset-backed securities	—	1,059,713	17,112		—	1,076,825
U.S. States and political subdivisions of the States	—	1,723,554	—		—	1,723,554
Non-U.S. Sovereign Government, Supranational and Government-Related	—	3,369,641	—		—	3,369,641

Total fixed maturities, at fair value	$—	$26,295,233	$710,117		$—	$27,005,350
Equity securities, at fair value (2)	229,631	179,532	—		—	409,163
Short-term investments, at fair value (1)(3)	—	366,679	—		—	366,679

Total investments available for sale	$229,631	$26,841,444	$710,117	$		$27,781,192
Cash equivalents (4)	1,534,055	739,057	—		—	2,273,112
Other investments (5)	—	562,490	114,362		—	676,852
Other assets (6)(7)	—	201,470	104		(56,079)	145,495

Total assets accounted for at fair value	$1,763,686	$28,344,461	$824,583		$(56,079)	$30,876,651

Liabilities
Financial instruments sold, but not yet purchased (8)	$—	$26,363	$—		$—	$26,363
Other liabilities (6)(7)	—	19,558	52,093		(2,050)	69,601

Total liabilities accounted for at fair value	$—	$45,921	$52,093		$(2,050)	$95,964

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

December 31, 2010 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at December 31, 2010

Assets
U.S. Government and Government-Related/Supported	$—	$2,565,444	$—	$—	$2,565,444
Corporate (1)	—	10,932,105	36,866	—	10,968,971
Residential mortgage-backed securities – Agency	—	5,173,456	30,255	—	5,203,711
Residential mortgage-backed securities – Non-Agency	—	1,016,859	4,964	—	1,021,823
Commercial mortgage-backed securities	—	1,170,884	1,623	—	1,172,507
Collateralized debt obligations	—	12,566	721,572	—	734,138
Other asset-backed securities	—	935,882	24,650	—	960,532
U.S. States and political subdivisions of the States	—	1,360,456	—	—	1,360,456
Non-U.S. Sovereign Government, Supranational and Government-Related	—	3,150,856	3,667	—	3,154,523

Total fixed maturities, at fair value	$—	$26,318,508	$823,597	$—	$27,142,105
Equity securities, at fair value (2)	71,284	13,483	—	—	84,767
Short-term investments, at fair value (1)(3)	—	450,681	—	—	450,681

Total investments available for sale	$71,284	$26,782,672	$823,597	$—	$27,677,553
Cash equivalents (4)	1,358,619	540,646	—	—	1,899,265
Other investments (5)	—	490,320	133,717	—	624,037
Other assets (6)(7)	—	108,056	7,882	(22,995)	92,943

Total assets accounted for at fair value	$1,429,903	$27,921,694	$965,196	$(22,995)	$30,293,798

Liabilities
Financial instruments sold, but not yet purchased (8)	$256	$21,270	$—	$—	$21,526
Other liabilities (6)(7)	—	13,591	47,077	—	60,668

Total liabilities accounted for at fair value	$256	$34,861	$47,077	$—	$82,194

Notes:
(1)

Included within Corporate are certain medium term notes supported primarily by pools of European credit with varying degrees of leverage. The notes, which are in a gross unrealized loss position, had a fair value of $429.2 million and $454.8 million and an amortized cost of $460.0 million and $504.6 million at September 30, 2011 and December 31, 2010, respectively. These notes allow the investor to participate in cash flows of the underlying bonds, including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(2)	Included within equity securities are investments fixed income funds of $91.1 million and nil at September 30, 2011 and December 31, 2010, respectively.
(3)	Short-term investments consist primarily of Corporate securities and U.S. Government and Government-Related/Supported securities.
(4)	Cash equivalents balances subject to fair value measurement include certificates of deposit and money market funds. Operating cash balances are not subject to fair value measurement guidance.
(5)

The Other investments balance excludes certain structured transactions, including certain investments in project finance transactions, a payment obligation and liquidity financing provided to a structured credit vehicle as a part of a third party medium term note facility. These investments are carried at amortized cost that totaled $324.7 million at September 30, 2011 and $315.4 million at December 31, 2010.

(6)	Other assets and other liabilities include derivative instruments.
(7)

The derivative balances included in each category above are reported on a gross basis by level with a netting adjustment presented separately in the “Collateral and Counterparty Netting” column. The Company often enters into different types of derivative contracts with a single counterparty and these contracts are covered under a netting agreement. In addition, the Company held net cash collateral related to derivative positions of approximately $54.0 million and $23.0 million at September 30, 2011 and December 31, 2010, respectively. This balance is included within cash and cash equivalents and the corresponding liability to return the collateral has been offset against the derivative positions within the balance sheet as appropriate under the netting agreement. The fair values of the individual derivative contracts are reported gross in their respective levels based on the fair value hierarchy.

(8)	Financial instruments sold, but not yet purchased represent “short sales” and are included within “Payable for investments purchased” on the balance sheet.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

          Level 3 Gains and Losses

          The tables below present additional information about assets and liabilities measured at fair value on a recurring basis and for which Level 3 inputs were utilized to determine fair value. The tables reflect gains and losses for the three and nine month periods ended September 30, 2011 and 2010 for all financial assets and liabilities categorized as Level 3 at September 30, 2011 and 2010, respectively. The tables do not include gains or losses that were reported in Level 3 in prior periods for assets that were transferred out of Level 3 prior to September 30, 2011 and 2010. Gains and losses for assets and liabilities classified within Level 3 in the table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, it should be noted that the following tables do not take into consideration the effect of offsetting Level 1 and 2 financial instruments entered into by the Company that are either economically hedged by certain exposures to the Level 3 positions or that hedge the exposures in Level 3 positions.

          In general, Level 3 assets include securities for which values were obtained from brokers where either significant inputs were utilized in determining the value that were difficult to corroborate with observable market data, or sufficient information regarding the specific inputs utilized by the broker was not available to support a Level 2 classification. Transfers into or out of Level 3 primarily arise as a result of the valuations utilized by the Company changing between either those provided by independent pricing services that do not contain significant observable inputs, or other valuations sourced from brokers which are considered Level 3.

          There were no transfers between Level 1 and Level 2 during the three and nine month periods ended September 30, 2011 and 2010.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

          Level 3 Gains and Losses (continued)

	Level 3 Assets and Liabilities Three Months Ended September 30, 2011
(U.S. dollars in thousands) (Unaudited)	Corporate	Residential mortgage-backed securities – Agency	Residential mortgage-backed securities – Non Agency	Commercial mortgage-backed securities	Collateralized debt obligations

Balance, beginning of period	$4,786	$15,385	$3,194	$4,563	$727,239
Realized gains (losses)	23	(81)	(328)	(501)	(2,662)
Movement in unrealized gains (losses)	(22)	52	76	564	(46,520)
Purchases and issuances	—	33	—	—	—
Sales and settlements	—	(206)	(143)	(232)	(12,215)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—

Balance, end of period	$4,787	$15,183	$2,799	$4,394	$665,842

Movement in total gains (losses) above relating to instruments still held at the reporting date	$1	$(29)	$(252)	$63	$(49,432)

	Level 3 Assets and Liabilities Three Months Ended September 30, 2011 (Continued)
(U.S. dollars in thousands) (Unaudited)	Other asset backed securities	Non-U.S. Sovereign Government and Supranationals and Government- Related	Short-term Investments	Other investments	Derivative Contracts - Net

Balance, beginning of period	$17,048	$—	$—	$114,540	$(49,645)
Realized gains (losses)	(238)	—	—	(244)	—
Movement in unrealized gains (losses)	302	—	—	2,642	(2,344)
Purchases and issuances	—	—	—	1,667	—
Sales and settlements	—	—	—	(4,243)	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—

Balance, end of period	$17,112	$—	$—	$114,362	$(51,989)

Movement in total gains (losses) above relating to instruments still held at the reporting date	$64	$—	$—	$2,398	$(2,344)

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

          Level 3 Gains and Losses (continued)

	Level 3 Assets and Liabilities Nine Months Ended September 30, 2011
(U.S. dollars in thousands) (Unaudited)	Corporate	Residential mortgage-backed securities – Agency	Residential mortgage-backed securities – Non Agency	Commercial mortgage-backed securities	Collateralized debt obligations

Balance, beginning of period	$36,866	$30,255	$4,964	$1,623	$721,572
Realized gains (losses)	(257)	(81)	(329)	(1,179)	(3,733)
Movement in unrealized gains (losses)	173	2	61	1,078	(10,104)
Purchases and issuances	6,878	33	—	3,155	2,379
Sales and settlements	(10,049)	(492)	(517)	(283)	(46,158)
Transfers into Level 3	—	—	—	—	1,886
Transfers out of Level 3	(28,824)	(14,534)	(1,380)	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—

Balance, end of period	$4,787	$15,183	$2,799	$4,394	$665,842

Movement in total gains (losses) above relating to instruments still held at the reporting date	$(52)	$(79)	$(268)	$(855)	$(15,656)

	Level 3 Assets and Liabilities Nine Months Ended September 30, 2011 (Continued)
(U.S. dollars in thousands) (Unaudited)	Other asset backed securities	Non-U.S. Sovereign Government and Supranationals and Government- Related	Short-term Investments	Other investments	Derivative Contracts - Net

Balance, beginning of period	$24,650	$3,667	$—	$133,717	$(39,195)
Realized gains (losses)	(555)	—	—	11,911	—
Movement in unrealized gains (losses)	7,162	—	—	10,134	(12,620)
Purchases and issuances	—	—	—	9,782	—
Sales and settlements	(9,114)	—	—	(51,182)	(174)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(5,031)	(3,667)	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—

Balance, end of period	$17,112	$—	$—	$114,362	$(51,989)

Movement in total gains (losses) above relating to instruments still held at the reporting date	$6,287	$—	$—	$19,735	$(12,620)

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

          Level 3 Gains and Losses (continued)

	Level 3 Assets and Liabilities Three Months Ended September 30, 2010
(U.S. dollars in thousands) (Unaudited)	Corporate	Residential mortgage-backed securities – Agency	Residential mortgage-backed securities – Non Agency	Commercial mortgage-backed securities	Collateralized debt obligations

Balance, beginning of period	$40,618	$1,226	$10,008	$427	$690,906
Realized gains (losses)	(3)	(6)	(385)	—	(5,520)
Movement in unrealized gains (losses)	338	39	(41)	3	46,999
Purchases and issuances	2,400	6,740	—	—	—
Sales and settlements	(1,282)	—	(6)	—	(11,825)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(30,762)	—	(4,518)	—	(28,651)
Fixed maturities to short-term investments classification change	—	—	—	—	—

Balance, end of period	$11,309	$7,999	$5,058	$430	$691,909

Movement in total gains (losses) above relating to instruments still held at the reporting date	$338	$40	$(37)	$3	$46,685

	Level 3 Assets and Liabilities Three Months Ended September 30, 2010 (Continued)
(U.S. dollars in thousands) (Unaudited)	Other asset backed securities	Non-U.S. Sovereign Government and Supranationals and Government- Related	Short-term Investments	Other investments	Derivative Contracts - Net

Balance, beginning of period	$22,521	$3,182	$—	$92,857	$162,911
Realized gains (losses)	(7,515)	—	—	1,294	—
Movement in unrealized gains (losses)	5,643	307	—	234	32,567
Purchases and issuances	10,714	—	—	664	—
Sales and settlements	—	—	—	(12,489)	(1,516)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(1)	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—

Balance, end of period	$31,362	$3,489	$—	$82,560	$193,962

Movement in total gains (losses) above relating to instruments still held at the reporting date	$(2,006)	$307	$—	$234	$32,567

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

          Level 3 Gains and Losses (continued)

	Level 3 Assets and Liabilities Nine Months Ended September 30, 2010
(U.S. dollars in thousands) (Unaudited)	Corporate	Residential mortgage-backed securities – Agency	Residential mortgage-backed securities – Non Agency	Commercial mortgage-backed securities	Collateralized debt obligations

Balance, beginning of period	$10,311	$7,894	$42,190	$2,755	$197,149
Realized gains (losses)	(4,315)	—	(46)	(209)	(17,498)
Movement in unrealized gains (losses)	393	39	104	29	76,655
Purchases and issuances	1,265	7,949	—	—	—
Sales and settlements	(519)	—	(2,294)	(707)	(16,614)
Transfers into Level 3	8,115	—	4,044	—	475,548
Transfers out of Level 3	(3,941)	(7,883)	(38,940)	(1,438)	(23,331)
Fixed maturities to short-term investments classification change	—	—	—	—	—

Balance, end of period	$11,309	$7,999	$5,058	$430	$691,909

Movement in total gains (losses) above relating to instruments still held at the reporting date	$576	$39	$(56)	$(136)	$72,239

	Level 3 Assets and Liabilities Nine Months Ended September 30, 2010 (Continued)
(U.S. dollars in thousands) (Unaudited)	Other asset backed securities	Non-U.S. Sovereign Government and Supranationals and Government- Related	Short-term Investments	Other investments	Derivative Contracts - Net

Balance, beginning of period	$38,179	$3,217	$—	$75,584	$100,515
Realized gains (losses)	(19,018)	—	—	3,860	—
Movement in unrealized gains (losses)	14,757	32	—	5,785	84,202
Purchases and issuances	12,978	—	—	11,575	10,985
Sales and settlements	(1,504)	—	—	(14,244)	(1,740)
Transfers into Level 3	204	240	—	—	—
Transfers out of Level 3	(14,234)	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—

Balance, end of period	$31,362	$3,489	$—	$82,560	$193,962

Movement in total gains (losses) above relating to instruments still held at the reporting date	$7,642	$32	$—	$5,785	$84,202

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

          Other investments

          Included within the Other investments component of the Company’s Level 3 valuations are private investments and alternative fund investments where the Company is not deemed to have significant influence over the investee. The fair value of these investments is based upon net asset values received from the investment manager or general partner of the respective entity. The nature of the underlying investments held by the investee which form the basis of the net asset value include assets such as private business ventures and are such that significant Level 3 inputs are utilized in the determination of the individual underlying holding values and, accordingly, the fair value of the Company’s investment in each entity is classified within Level 3. The Company also incorporates factors such as the most recent financial information received, the values at which capital transactions with the investee take place, and management’s judgment regarding whether any adjustments should be made to the net asset value in recording the fair value of each position. Investments in alternative funds included in Other investments utilize strategies including arbitrage, directional, event driven and multi-style. These funds potentially have lockup and gate provisions which may limit redemption liquidity. For further details regarding the nature of Other investments and related features see Item 8, Note 10, “Other Investments,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

          Derivative instruments

          Derivative instruments classified within Level 3 include: (i) certain interest rate swaps where the duration of the contract the Company holds exceeds that of the longest term on a market observable input, (ii) guaranteed minimum income benefits (“GMIB”) embedded within a certain reinsurance contract, (iii) a put option included within the Company’s remaining contingent capital facility and (iv) credit derivatives sold providing protection on senior tranches of structured finance transactions where the value is obtained directly from the investment bank counterparty and sufficient information regarding the inputs utilized in such valuation was not obtained to support a Level 2 classification. The majority of inputs utilized in the valuations of these types of derivative contracts are considered Level 1 or Level 2; however, each valuation includes at least one Level 3 input that was significant to the valuation and, accordingly, the values are disclosed within Level 3.

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

          Financial Instruments Not Carried at Fair Value

          Authoritative guidance over disclosure about fair value of financial instruments requires additional disclosure of fair value information for financial instruments not carried at fair value in both interim and annual reporting periods. Certain financial instruments, particularly insurance contracts, are excluded from these fair value disclosure requirements. The carrying values of cash and cash equivalents, accrued investment income, receivable from investments sold, other assets, payable for investments purchased, other liabilities and other financial instruments not included below approximated their fair values. The following table includes financial instruments for which the carrying value differs from the estimated fair values:

	(Unaudited) September 30, 2011		December 31, 2010
(U.S. dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed maturities, held to maturity	$2,725,623	$2,901,434	$2,728,335	$2,742,626
Other investments – structured transactions	$324,723	$316,781	$327,686	$317,524

Financial Assets	$3,050,346	$3,218,215	$3,056,021	$3,060,150

Deposit liabilities	$1,636,602	$1,760,445	$1,684,606	$1,737,107
Notes payable and debt	2,281,335	2,305,867	2,464,410	2,627,897

Financial Liabilities	$3,917,937	$4,066,312	$4,149,016	$4,365,004

Non-controlling interest - Redeemable Series C preference ordinary shares	$—	$—	$71,900	$61,115

          The Company historically participated in structured transactions. Remaining structured transactions include cash loans supporting project finance transactions, providing liquidity facility financing to structured project deals and an investment in a payment obligation with an insurance company. These transactions are carried at amortized cost. The fair value of these investments held by the Company is determined through use of internal models utilizing reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.

          Deposit liabilities include obligations under structured insurance and reinsurance transactions. For purposes of fair value disclosures, the Company determined the estimated fair value of the deposit liabilities by assuming a discount rate equal to the appropriate U.S. Treasury rate plus 220.0 basis points and the appropriate U.S. Treasury rate plus 142.3 basis points at September 30, 2011 and December 31, 2010, respectively. The discount rate incorporates the Company’s own credit risk into the determination of estimated fair value.

          The fair values of the Company’s notes payable and debt outstanding are determined based on quoted market prices.

          The fair value of the Company’s Redeemable Series C preference ordinary shares outstanding is determined based on indicative quotes provided by brokers. During the three months ended September 30, 2011 all outstanding Redeemable Series C preference ordinary shares were repurchased and canceled.

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

Three Months Ended September 30, 2011:
(U.S. dollars in thousands, except ratios) (Unaudited)	Insurance	Reinsurance	Total P&C	Life Operations	Corporate	Total

Gross premiums written	$1,156,901	$619,260	$1,776,161	$100,564	$—	$1,876,725
Net premiums written	872,757	419,949	1,292,706	90,769	—	1,383,475
Net premiums earned	930,067	432,465	1,362,532	90,794	—	1,453,326
Net losses and loss expenses	(767,091)	(220,968)	(988,059)	(139,549)	—	(1,127,608)
Acquisition costs	(118,521)	(79,839)	(198,360)	(9,193)	—	(207,553)
Operating expenses (1)	(158,134)	(40,179)	(198,313)	(2,352)	—	(200,665)

Underwriting profit (loss)	$(113,679)	$91,479	$(22,200)	$(60,300)	$—	$(82,500)
Net investment income			190,886	80,349	—	271,235
Net results from structured products (2)	2,457	3,388	5,845	—	—	5,845
Net fee income and other (3)	(3,484)	1,120	(2,364)	41	—	(2,323)
Net realized gains (losses) on investments			(39,047)	(23,307)	—	(62,354)

Contribution from P&C, Life Operations and Corporate			$133,120	$(3,217)	$—	$129,903

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					$(26,916)	$(26,916)
Net income (loss) from investment fund affiliates and operating affiliates (4)					28,429	28,429
Exchange gains (losses)					39,425	39,425
Corporate operating expenses					(32,962)	(32,962)
Interest expense (5)					(35,885)	(35,885)
Non-controlling interests					(33,993)	(33,993)
Income taxes & other					(25,603)	(25,603)

Net income attributable to XL Group plc						$42,398

Ratios – P&C operations: (6)
Loss and loss expense ratio	82.5%	51.1%	72.5%
Underwriting expense ratio	29.7%	27.7%	29.1%

Combined ratio	112.2%	78.8%	101.6%

Notes:
(1)	Operating expenses exclude Corporate operating expenses, shown separately.
(2)	The net results from P&C structured products include net investment income and interest expense of $18.9 million and $13.1 million.
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

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (Continued)

Three Months Ended September 30, 2010:
(U.S. dollars in thousands, except ratios) (Unaudited)	Insurance	Reinsurance	Total P&C	Life Operations	Corporate	Total

Gross premiums written	$991,781	$533,730	$1,525,511	$103,957	$—	$1,629,468
Net premiums written	776,869	389,203	1,166,072	96,444	—	1,262,516
Net premiums earned	872,148	396,593	1,268,741	96,586	—	1,365,327
Net losses and loss expenses	(640,999)	(170,981)	(811,980)	(144,358)	—	(956,338)
Acquisition costs	(109,788)	(82,271)	(192,059)	(6,114)	—	(198,173)
Operating expenses (1)	(155,816)	(44,220)	(200,036)	(2,372)	—	(202,408)

Underwriting profit (loss)	$(34,455)	$99,121	$64,666	$(56,258)	$—	$8,408
Net investment income			201,029	78,387	—	279,416
Net results from structured products (2)	3,015	(9,829)	(6,814)	—	1,566	(5,248)
Net fee income and other (3)	(3,713)	1,017	(2,696)	54	—	(2,642)
Net realized gains (losses) on investments			(69,770)	(1,512)	2,527	(68,755)

Contribution from P&C, Life Operations and Corporate			$186,415	$20,671	$4,093	$211,179

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					$12,473	$12,473
Net income (loss) from investment fund affiliates and operating affiliates (4)					17,140	17,140
Exchange gains (losses)					(44,540)	(44,540)
Corporate operating expenses					(19,782)	(19,782)
Interest expense (5)					(36,146)	(36,146)
Non-controlling interests					(32,506)	(32,506)
Income taxes & other					(30,275)	(30,275)

Net income attributable to XL Group plc						77,543

Ratios – P&C operations: (6)
Loss and loss expense ratio	73.5%	43.1%	64.0%
Underwriting expense ratio	30.5%	31.9%	30.9%

Combined ratio	104.0%	75.0%	94.9%

Notes:
(1)	Operating expenses exclude Corporate operating expenses, shown separately.
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

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (Continued)

Nine Months Ended September 30, 2011:
(U.S. dollars in thousands, except ratios) (Unaudited)	Insurance	Reinsurance	Total P&C	Life Operations	Corporate	Total

Gross premiums written	$3,669,280	$1,968,444	$5,637,724	$298,504	$—	$5,936,228
Net premiums written	2,684,938	1,628,109	4,313,047	272,635	—	4,585,682
Net premiums earned	2,713,430	1,226,923	3,940,353	272,695	—	4,213,048
Net losses and loss expenses	(2,163,786)	(856,722)	(3,020,508)	(410,196)	—	(3,430,704)
Acquisition costs	(340,048)	(244,813)	(584,861)	(26,281)	—	(611,142)
Operating expenses (1)	(488,837)	(129,362)	(618,199)	(7,241)	—	(625,440)

Underwriting profit (loss)	$(279,241)	$(3,974)	$(283,215)	$(171,023)	$—	$(454,238)
Net investment income	—	—	570,504	239,382	—	809,886
Net results from structured products (2)	8,407	9,828	18,235	—	—	18,235
Net fee income and other (3)	(12,614)	2,505	(10,109)	178	—	(9,931)
Net realized gains (losses) on investments			(76,181)	(62,154)	—	(138,335)

Contribution from P&C, Life Operations and Corporate			$219,234	$6,383	$—	$225,617

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					$(34,299)	$(34,299)
Net income (loss) from investment fund affiliates and operating affiliates (4)					125,716	125,716
Exchange gains (losses)					38,409	38,409
Corporate operating expenses					(107,711)	(107,711)
Interest expense (5)					(119,383)	(119,383)
Non-controlling interests					(69,431)	(69,431)
Income taxes & other					(18,141)	(18,141)

Net income attributable to XL Group plc						$40,777

Ratios – P&C operations: (6)
Loss and loss expense ratio	79.7%	69.8%	76.7%
Underwriting expense ratio	30.6%	30.5%	30.5%

Combined ratio	110.3%	100.3%	107.2%

Notes:
(1)	Operating expenses exclude Corporate operating expenses, shown separately.
(2)	The net results from P&C structured products include net investment income and interest expense of $57.0 million and $38.8 million.
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

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (Continued)

Nine Months Ended September 30, 2010:
(U.S. dollars in thousands, except ratios) (Unaudited)	Insurance	Reinsurance	Total P&C	Life Operations	Corporate	Total

Gross premiums written	$3,209,411	$1,745,493	$4,954,904	$309,696	$—	$5,264,600
Net premiums written	2,435,557	1,441,644	3,877,201	287,204	—	4,164,405
Net premiums earned	2,637,825	1,110,830	3,748,655	287,918	—	4,036,573
Net losses and loss expenses	(1,881,502)	(569,843)	(2,451,345)	(391,476)	—	(2,842,821)
Acquisition costs	(312,166)	(230,448)	(542,614)	(37,256)	—	(579,870)
Operating expenses (1)	(472,057)	(129,910)	(601,967)	(8,145)	—	(610,112)

Underwriting profit (loss)	$(27,900)	$180,629	$152,729	$(148,959)	$—	$3,770
Net investment income			610,289	234,120	—	844,409
Net results from structured products (2)	11,594	(1,577)	10,017	—	8,305	18,322
Net fee income and other (3)	(11,836)	1,911	(9,925)	208	—	(9,717)
Net realized gains (losses) on investments			(154,223)	(11,370)	(724)	(166,317)

Contribution from P&C, Life Operations and Corporate			$608,887	$73,999	$7,581	$690,467

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					$(27,903)	$(27,903)
Net income (loss) from investment fund affiliates and operating affiliates (4)					77,021	77,021
Exchange gains (losses)					8,819	8,819
Corporate operating expenses					(61,438)	(61,438)
Interest expense (5)					(111,597)	(111,597)
Non-controlling interests					(32,425)	(32,425)
Loss on termination of guarantee					(23,500)	(23,500)
Income taxes & other					(104,016)	(104,016)

Net income attributable to XL Group plc						$415,428

Ratios – P&C operations: (6)
Loss and loss expense ratio	71.3%	51.3%	65.4%
Underwriting expense ratio	29.8%	32.4%	30.5%

Combined ratio	101.1%	83.7%	95.9%

Notes:
(1)	Operating expenses exclude Corporate operating expenses, shown separately.
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

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (Continued)

          The following tables summarize the Company’s net premiums earned by line of business:

Three Months Ended September 30, 2011: (U.S. dollars in thousands) (Unaudited)	Insurance	Reinsurance	Life Operations	Total

P&C Operations:
Casualty – professional lines	$319,102	$51,944	$—	$371,046
Casualty – other lines	179,723	64,275	—	243,998
Property catastrophe	—	97,158	—	97,158
Other property	119,953	161,585	—	281,538
Marine, energy, aviation and satellite	138,884	32,162	—	171,046
Other specialty lines (1)	171,514	—	—	171,514
Other (2)	587	25,341	—	25,928
Structured indemnity	304	—	—	304

Total P&C Operations	$930,067	$432,465	$—	$1,362,532

Life Operations:
Other Life	$—	$—	$57,452	$57,452
Annuity	—	—	33,342	33,342

Total Life Operations	$—	$—	$90,794	$90,794

Total	$930,067	$432,465	$90,794	$1,453,326

Three Months ended September 30, 2010: (U.S. dollars in thousands) (Unaudited)	Insurance (3)	Reinsurance (3)	Life Operations	Total

P&C Operations:
Casualty – professional lines	$326,144	$58,250	$—	$384,394
Casualty – other lines	147,152	55,534	—	202,686
Property catastrophe	—	77,234	—	77,234
Other property	102,928	153,275	—	256,203
Marine, energy, aviation and satellite	133,694	24,166	—	157,860
Other specialty lines (1)	151,742	—	—	151,742
Other (2)	2,723	27,180	—	29,903
Structured indemnity	7,765	954	—	8,719

Total P&C Operations	$872,148	$396,593	$—	$1,268,741

Life Operations:
Other Life	$—	$—	$64,208	$64,208
Annuity	—	—	32,378	32,378

Total Life Operations	$—	$—	$96,586	$96,586

Total	$872,148	$396,593	$96,586	$1,365,327

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, specie, middle markets and excess and surplus lines.
(2)	Other includes credit and surety, whole account contracts and other lines.
(3)	Certain reclassifications have been made to conform to current period presentation.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (Continued)

          The following tables summarize the Company’s net premiums earned by line of business:

Nine Months Ended September 30, 2011: (U.S. dollars in thousands) (Unaudited)	Insurance	Reinsurance	Life Operations	Total

P&C Operations:
Casualty – professional lines	$957,399	$157,577	$—	$1,114,976
Casualty – other lines	518,048	184,238	—	702,286
Property catastrophe	—	286,085	—	286,085
Other property	343,646	433,082	—	776,728
Marine, energy, aviation and satellite	393,959	101,025	—	494,984
Other specialty lines (1)	494,966	—	—	494,966
Other (2)	3,003	68,793	—	71,796
Structured indemnity	2,409	(3,877)	—	(1,468)

Total P&C Operations	$2,713,430	$1,226,923	$—	$3,940,353

Life Operations:
Other Life	$—	$—	$172,463	$172,463
Annuity	—	—	100,232	100,232

Total Life Operations	$—	$—	$272,695	$272,695

Total	$2,713,430	$1,226,923	$272,695	$4,213,048

Nine months ended September 30, 2010: (U.S. dollars in thousands) (Unaudited)	Insurance (3)	Reinsurance (3)	Life Operations	Total

P&C Operations:
Casualty – professional lines	$991,271	$165,635	$—	$1,156,906
Casualty – other lines	445,871	170,987	—	616,858
Property catastrophe	—	242,745	—	242,745
Other property	308,483	381,963	—	690,446
Marine, energy, aviation and satellite	408,184	66,807	—	474,991
Other specialty lines (1)	464,386	—	—	464,386
Other (2)	6,076	82,024	—	88,100
Structured indemnity	13,554	669	—	14,223

Total P&C Operations	$2,637,825	$1,110,830	$—	$3,748,655

Life Operations:
Other Life	$—	$—	$193,540	$193,540
Annuity	—	—	94,378	94,378

Total Life Operations	$—	$—	$287,918	$287,918

Total	$2,637,825	$1,110,830	$287,918	$4,036,573

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, specie, middle markets and excess and surplus lines.
(2)	Other includes credit and surety, whole account contracts and other lines.
(3)	Certain reclassifications have been made to conform to current period presentation.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments

          (a) Fixed Maturities, Short-Term Investments and Equity Securities

          Amortized Cost and Fair Value Summary

          The cost (amortized cost for fixed maturities and short-term investments), fair value, gross unrealized gains and gross unrealized (losses), including, other-than-temporary impairments (“OTTI”) recorded in accumulated other comprehensive income (“AOCI”) of the Company’s available for sale (“AFS”) and held to maturity (“HTM”) investments at September 30, 2011 and December 31, 2010 were as follows:

		Included in Accumulated Other Comprehensive Income (“AOCI”)

			Gross Unrealized Losses

September 30, 2011 (U.S. dollars in thousands) (Unaudited)	Cost or Amortized Cost	Gross Unrealized Gains	Related to Changes In Estimated Fair Value	OTTI Included In Other Comprehensive Income (Loss)(1)	Fair Value

Fixed maturities – AFS
U.S. Government and Government- Related/Supported (2)	$1,972,718	$141,521	$(5,398)	$—	$2,108,841
Corporate (3) (4)	10,622,568	505,910	(306,574)	(63,996)	10,757,908
Residential mortgage-backed securities –Agency	5,385,140	214,790	(4,791)	—	5,595,139
Residential mortgage-backed securities – Non-Agency	889,949	19,689	(113,495)	(113,162)	682,981
Commercial mortgage-backed securities	978,131	50,171	(4,095)	(7,321)	1,016,886
Collateralized debt obligations	871,407	7,380	(198,340)	(6,872)	673,575
Other asset-backed securities	1,082,513	20,318	(19,393)	(6,613)	1,076,825
U.S. States and political subdivisions of the States	1,648,706	76,982	(2,134)	—	1,723,554
Non-U.S. Sovereign Government, Supranational and Government- Related/Supported (2)	3,299,110	105,747	(35,216)	—	3,369,641

Total fixed maturities – AFS	$26,750,242	$1,142,508	$(689,436)	$(197,964)	$27,005,350
Total short-term investments (2) (3)	$367,878	$191	$(1,390)	$—	$366,679
Total equity securities (5)	$437,668	$27,324	$(55,829)	$—	$409,163

Total investments – AFS	$27,555,788	$1,170,023	$(746,655)	$(197,964)	$27,781,192

Fixed maturities – HTM
U.S. Government and Government- Related/Supported (2)	$10,494	$1,300	$—	$—	$11,794
Corporate	1,318,854	54,862	(18,122)	—	1,355,594
Residential mortgage-backed securities – Non-Agency	81,923	4,898	(282)	—	86,539
Other asset-backed securities	284,095	14,447	(16)	—	298,526
Non-U.S. Sovereign Government, Supranational and Government-Related/Supported (2)	1,030,257	120,974	(2,250)	—	1,148,981

Total fixed maturities – HTM	$2,725,623	$196,481	$(20,670)	$—	$2,901,434

(1)	Represents the amount of OTTI losses in AOCI, which from April 1, 2009 was not included in earnings under authoritative accounting guidance.
(2)

U.S. Government and Government-Related/Supported, Non-U.S. Sovereign Government, Provincials, Supranationals and Government-Related/Supported and Total short-term investments includes government-related securities with an amortized cost of $2,022.7 million and fair value of $2,058.5 million and U.S. Agencies with an amortized cost of $531.0 million and fair value of $581.5 million.

(3)

Included within Corporate are certain medium term notes supported primarily by pools of European credit with varying degrees of leverage. The notes have a fair value of $429.2 million and an amortized cost of $460.0 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(4)

Included within Corporate are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments, which are senior to the common and preferred equities of the financial institutions. These securities have a fair value of $485.6 million and an amortized cost of $653.2 million at September 30, 2011.

(5)	Included within equity securities are investments in fixed income funds with a fair value of $91.1 million and an amortized cost of $100.0 million at September 30, 2011.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

          (a) Fixed Maturities, Short-Term Investments and Equity Securities (Continued)

          Amortized Cost and Fair Value Summary (continued)

		Included in Accumulated Other Comprehensive Income (“AOCI”)

			Gross Unrealized Losses

December 31, 2010 (U.S. dollars in thousands) (Unaudited)	Cost or Amortized Cost	Gross Unrealized Gains	Related to Changes In Estimated Fair Value	OTTI Included In Other Comprehensive Income (Loss)(1)	Fair Value

Fixed maturities – AFS
U.S. Government and Government- Related/Supported (2)	$2,499,079	$102,685	$(36,320)	$—	$2,565,444
Corporate (3) (4)	10,962,804	361,154	(281,849)	(73,138)	10,968,971
Residential mortgage-backed securities –Agency	5,059,249	153,106	(8,644)	—	5,203,711
Residential mortgage-backed securities – Non-Agency	1,257,474	26,361	(133,761)	(128,251)	1,021,823
Commercial mortgage-backed securities	1,135,075	55,852	(7,960)	(10,460)	1,172,507
Collateralized debt obligations	920,501	11,014	(188,563)	(8,814)	734,138
Other asset-backed securities	979,539	16,111	(26,954)	(8,164)	960,532
U.S. States and political subdivisions of the States	1,379,150	16,755	(35,449)	—	1,360,456
Non-U.S. Sovereign Government, Supranational and Government-Related/Supported (2)	3,129,971	70,499	(45,947)	—	3,154,523

Total fixed maturities – AFS	$27,322,842	$813,537	$(765,447)	$(228,827)	$27,142,105
Total short-term investments (2) (3)	$450,491	$680	$(490)	$—	$450,681
Total equity securities	$56,737	$28,083	$(53)	$—	$84,767

Total investments – AFS	$27,830,070	$842,300	$(765,990)	$(228,827)	$27,677,553

Fixed maturities – HTM
U.S. Government and Government- Related/Supported (2)	$10,541	$164	$(9)	$—	$10,696
Corporate	1,337,797	6,370	(16,325)	—	1,327,842
Residential mortgage-backed securities – Non-Agency	82,763	634	(546)	—	82,851
Other asset-backed securities	287,109	1,134	(1,410)	—	286,833
Non-U.S. Sovereign Government, Supranational and Government-Related/Supported (2)	1,010,125	30,680	(6,401)	—	1,034,404

Total fixed maturities – HTM	$2,728,335	$38,982	$(24,691)	$—	$2,742,626

(1)	Represents the amount of OTTI losses in AOCI, which from April 1, 2009 was not included in earnings under authoritative accounting guidance.
(2)

U.S. Government and Government-Related/Supported, Non-U.S. Sovereign Government, Provincials, Supranationals and Government-Related/Supported and Total short-term investments includes government-related securities with an amortized cost of $2,101.0 million and fair value of $2,131.2 million and U.S. Agencies with an amortized cost of $1,019.2 million and fair value of $1,072.6 million.

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

(4)

Included within Corporate are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments, which are senior to the common and preferred equities of the financial institutions. These securities have a fair value of $757.8 million and an amortized cost of $883.0 million at December 31, 2010.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

          (a) Fixed Maturities, Short-Term Investments and Equity Securities (Continued)

          Amortized Cost and Fair Value Summary (continued)

          At September 30, 2011 and December 31, 2010, approximately 2.7% and 3.5%, respectively, of the Company’s fixed income investment portfolio at fair value was invested in securities which were below investment grade or not rated. Approximately 27.9% and 29.4% of the gross unrealized losses in the Company’s fixed income securities portfolio at September 30, 2011 and December 31, 2010, respectively, related to securities that were below investment grade or not rated.

          Classification of Fixed Income Securities

          During the third quarter of 2011, the Company changed the manner in which it classifies fixed income securities between Fixed maturities and Short-term investments on the balance sheet and related note disclosures. Short-term investments under the Company’s previous classification comprised investments with a remaining maturity of less than one year from the reporting date. Under this prior presentation, longer term securities were reclassified from Fixed maturities to Short-term investments as they neared maturity. Under the Company’s new classification, Short-term investments include investments due to mature within one year from the date of purchase and are valued using the same external factors and in the same manner as Fixed maturities. No reclassifications will be made between Fixed maturities and Short-term investments subsequent to the initial date of purchase. The Company’s new accounting classification aligns its presentation with that of its peer companies.

          This change in classification did not have an impact the total value of investments available for sale on the balance sheet, nor did it impact the consolidated statements of income, comprehensive income, shareholders’ equity or cash flows. The only impact, other than the changes in the balance sheet line items, are changes required within the detailed tables included within this note as well as Note 3, “Fair Value Measurements,” to allocate securities previously classified as Short-term investments under the former practice into the appropriate categories of Fixed maturities within each table to conform to the new accounting presentation for current and comparative periods.

          During 2009 and 2010, the Company elected to hold certain fixed income securities to maturity. Consistent with this intention, the Company reclassified these securities from AFS to HTM in the consolidated financial statements. As a result of this classification, these fixed income securities are reflected in the HTM portfolio and recorded at amortized cost in the consolidated balance sheets and not fair value. The HTM portfolio is comprised of long duration non-U.S. securities, which are Euro and U.K. sterling denominated. The Company believes this HTM strategy is achievable due to the relatively stable and predictable cash flows of the Company’s long-term liabilities within its Life operations segment, along with its ability to substitute other assets at a future date in the event that liquidity was required due to changes in expected cash flows or other transactions entered into related to the long-term liabilities supported by the HTM portfolio. At September 30, 2011, 98.1% of the HTM securities were rated A or higher. The unrealized appreciation at the dates of these reclassifications continues to be reported as a separate component of shareholders’ equity and is being amortized over the remaining lives of the securities as an adjustment to yield in a manner consistent with the amortization of any premium or discount. At the time of the reclassifications, the unrealized U.S. dollar equivalent appreciation related to securities reclassified was $127.4 million in total, with $113.9 million and $119.0 million unamortized at September 30, 2011 and December 31, 2010, respectively.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

          (a) Fixed Maturities, Short-Term Investments and Equity Securities (Continued)

          Contractual Maturities Summary

          The contractual maturities of AFS and HTM fixed income securities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Unaudited) September 30, 2011 (1)		December 31, 2010 (1)

(U.S. dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Fixed maturities - AFS
Due less than one year	$1,920,273	$1,918,659	$1,552,612	$1,546,050
Due after 1 through 5 years	8,392,810	8,582,509	8,807,515	8,936,246
Due after 5 through 10 years	3,471,196	3,653,936	3,733,842	3,857,055
Due after 10 years	3,758,823	3,804,840	3,877,035	3,710,043

	17,543,102	17,959,944	17,971,004	18,049,394
Residential mortgage-backed securities – Agency	5,385,140	5,595,139	5,059,249	5,203,711
Residential mortgage-backed securities – Non-Agency	889,949	682,981	1,257,474	1,021,823
Commercial mortgage-backed securities	978,131	1,016,886	1,135,075	1,172,507
Collateralized debt obligations	871,407	673,575	920,501	734,138
Other asset-backed securities	1,082,513	1,076,825	979,539	960,532

Total mortgage and asset-backed securities	9,207,140	9,045,406	9,351,838	9,092,711

Total fixed maturities - AFS	$26,750,242	$27,005,350	$27,322,842	$27,142,105

Fixed maturities - HTM
Due less than one year	$11,263	$11,237	$—	$—
Due after 1 through 5 years	124,921	125,889	125,449	125,416
Due after 5 through 10 years	393,059	400,583	348,797	346,494
Due after 10 years	1,830,362	1,978,660	1,884,217	1,901,032

	2,359,605	2,516,369	2,358,463	2,372,942
Residential mortgage-backed securities – Non-Agency	81,923	86,539	82,763	82,851
Other asset-backed securities	284,095	298,526	287,109	286,833

Total mortgage and asset-backed securities	366,018	385,065	369,872	369,684

Total fixed maturities - HTM	$2,725,623	$2,901,434	$2,728,335	$2,742,626

(1)

Included in the table above are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments, which are senior to the common and preferred equities of the financial institutions, at their fair value of $485.6 million and $757.8 million at September 30, 2011 and December 31, 2010, respectively. These securities are reflected in the table based on their call date and have net unrealized losses of $167.6 million and $143.7 million at September 30, 2011 and December 31, 2010, respectively.

          OTTI Considerations

          Under final authoritative accounting guidance, a debt security for which amortized cost exceeds fair value is deemed to be other-than-temporarily impaired if it meets either of the following conditions: (a) the Company intends to sell, or it is more likely than not that the Company will be required to sell, the security before a recovery in value, or (b) the Company does not expect to recover the entire amortized cost basis of the security.Other than in a situation in which the Company has the intent to sell a debt security or more likely than not will be required to sell a debt security, the amount of the OTTI related to a credit loss on the security is recognized in earnings, and the amount of the OTTI related to other factors (e.g., interest rates, market conditions, etc.) is recorded as a component of OCI. The net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment (“NPV”). The remaining difference between the security’s NPV and its fair value is recognized in OCI. Subsequent changes in the fair value of these securities are included in OCI unless a further impairment is deemed to have occurred.

          In the scenario where the Company has the intent to sell a security in which its amortized cost exceeds its fair value, or it is more likely than not it will be required to sell such a security, the entire difference between the security’s amortized cost and its fair value is recognized in earnings.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

          Fixed Maturities, Short-Term Investments and Equity Securities (Continued)

          OTTI Considerations (continued)

          The determination of credit losses is based on detailed analyses of underlying cash flows. Such analyses require the use of certain assumptions to develop the estimated performance of underlying collateral. Key assumptions used include, but are not limited to, items such as RMBS default rates based on collateral duration in arrears, severity of losses on default by collateral class, collateral reinvestment rates and expected future general corporate default rates.

          Factors considered in determining that a gross unrealized loss is not other-than-temporarily impaired include management’s consideration of current and near term liquidity needs and other available sources of funds, an evaluation of the factors and time necessary for recovery and an assessment of whether the Company has the intention to sell or considers it more likely than not that it will be forced to sell a security.

           (b) Gross Unrealized Losses

          The following is an analysis of how long the AFS and HTM securities at September 30, 2011 had been in a continual unrealized loss position:

	Less than 12 months		Equal to or greater than 12 months

September 30, 2011 (U.S. dollars in thousands) (Unaudited)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)

Fixed maturities and short-term investments - AFS:
U.S. Government and Government-Related/Supported	$344,783	$(1,977)	$47,632	$(4,203)
Corporate (2) (3)	1,566,237	(71,007)	1,307,126	(299,904)
Residential mortgage-backed securities – Agency	267,693	(1,362)	32,129	(3,429)
Residential mortgage-backed securities – Non-Agency	112,395	(31,710)	481,732	(194,947)
Commercial mortgage-backed securities	103,931	(4,297)	38,618	(7,119)
Collateralized debt obligations	3,407	(2,330)	657,586	(202,882)
Other asset-backed securities	105,127	(2,075)	168,434	(23,931)
U.S. States and political subdivisions of the States	46,831	(288)	48,906	(1,855)
Non-U.S. Sovereign Government, Supranational and Government-Related	298,381	(5,338)	369,254	(30,136)

Total fixed maturities and short-term investments - AFS	$2,848,785	$(120,384)	$3,151,417	$(768,406)

Total equity securities (4)	$370,535	$(55,829)	$—	$—

Fixed maturities – HTM:
U.S. Government and Government-Related/Supported	$—	$—	$—	$—
Corporate	236,991	(16,006)	26,861	(2,116)
Residential mortgage-backed securities – Non-Agency	11,411	(282)	—	—
Other asset-backed securities	1,118	(16)	—	—
Non-U.S. Sovereign Government, Supranational and Government-Related/Supported	22,868	(2,250)	—	—

Total fixed maturities – HTM	$272,388	$(18,554)	$26,861	$(2,116)

(1)

On securities impacted by the April 1, 2009 changes to OTTI values, length of time of impairment is measured from the point at which securities returned to a net unrealized loss position (i.e., from April 1, 2009).

(2)

Included within Corporate are certain medium term notes supported primarily by pools of European credit with varying degrees of leverage. The notes, which are in a gross unrealized loss position, have a fair value of $429.2 million and an amortized cost of $460.0 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(3)

Included within Corporate are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments, which are senior to the common and preferred equities of the financial institutions. These securities, which are in a gross unrealized loss position, have a fair value of $485.6 million and an amortized cost of $653.2 million at September 30, 2011.

(4)	Included within equity securities are investments in fixed income funds with a fair value of $91.1 million and an amortized cost of $100.0 million at September 30, 2011.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

           (b) Gross Unrealized Losses (Continued)

          The following is an analysis of how long the AFS and HTM securities at December 31, 2010 had been in a continual unrealized loss position:

	Less than 12 months		Equal to or greater than 12 months

December 31, 2010 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses (1)	Fair Value	Gross Unrealized Losses (1)

Fixed maturities and short-term investments - AFS:
U.S. Government and Government-Related/Supported	$307,082	$(25,482)	$117,394	$(10,417)
Corporate (2) (3)	2,271,887	(80,276)	1,627,083	(275,023)
Residential mortgage-backed securities – Agency	280,390	(6,736)	34,186	(1,913)
Residential mortgage-backed securities – Non-Agency	40,052	(2,574)	843,168	(259,715)
Commercial mortgage-backed securities	46,419	(2,472)	69,475	(15,967)
Collateralized debt obligations	2,500	(51)	715,295	(197,535)
Other asset-backed securities	122,548	(1,619)	226,946	(33,546)
U.S. States and political subdivisions of the States	734,893	(30,033)	40,907	(5,452)
Non-U.S. Sovereign Government, Supranational and Government-Related	459,686	(5,116)	418,322	(40,837)

Total fixed maturities and short-term investments - AFS	$4,265,457	$(154,359)	$4,092,776	$(840,405)

Total equity securities	$158	$(53)	$—	$—

Fixed maturities – HTM:
U.S. Government and Government-Related/Supported	$1,755	$(9)	$—	$—
Corporate	764,397	(16,325)	—	—
Residential mortgage-backed securities – Non-Agency	37,899	(546)	—	—
Other asset-backed securities	232,673	(1,410)	—	—
Non-U.S. Sovereign Government, Supranational and Government-Related/Supported	175,382	(6,401)	—	—

Total fixed maturities – HTM	$1,212,106	$(24,691)	$—	$—

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

          The Company had gross unrealized losses totaling $944.7 million on 1,996 securities out of a total of 7,197 held at September 30, 2011 on its available for sale portfolio and $20.7 million on 43 securities out of a total of 213 held on its held-to-maturity portfolio, which it considers to be temporarily impaired or includes non-credit losses on other-than-temporary impairments. Individual security positions comprising this balance have been evaluated by management to determine the severity of these impairments and whether they should be considered other-than-temporary.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

          (b) Gross Unrealized Losses (Continued)

          Gross unrealized losses of $944.7 million on available for sale and $20.7 million on HTM assets at September 30, 2011 can be attributed to the following significant drivers:

•

gross unrealized losses of $226.9 million related to the Non-Agency residential mortgage-backed securities (“RMBS”) portfolio (which consists of the Company’s holdings of sub-prime Non-Agency securities, second liens, asset-backed securities (“ABS”) CDOs with sub-prime collateral, Alt-A mortgage exposures and Prime RMBS), which had a fair value of $764.9 million at September 30, 2011. The Company, in conjunction with its investment manager service providers, undertook a security level review of these securities and recognized charges to the extent it believed the discounted cash flow value of any security was below its amortized cost. The Company has recognized realized losses, consisting of charges for OTTI and realized losses from sales, of approximately $1.4 billion since the beginning of 2007 through September 30, 2011 on these asset classes.

•

gross unrealized losses of $297.9 million related to the Company’s Life operations investment portfolio, which had a fair value of $6.6 billion at September 30, 2011. Of these gross unrealized losses, $193.9 million related to $1.3 billion of exposures to corporate financial institutions, including $358.7 million Tier One and Upper Tier Two securities. At September 30, 2011, this portfolio had an average interest rate duration of 8.5 years, primarily denominated in U.K. sterling and Euros. As a result of the long duration, significant gross losses have arisen as the fair values of these securities are more sensitive to prevailing government interest rates and credit spreads. This portfolio is generally matched to corresponding long duration liabilities. A hypothetical parallel increase in interest rates and credit spreads of 50 and 25 basis points, respectively, would increase the unrealized losses related to this portfolio at September 30, 2011 by approximately $270.0 million and $102.5 million, respectively, on both the available for sale and HTM portfolios. Given the long term nature of this portfolio, the level of credit spreads on financial institutions at September 30, 2011 relative to historical averages within the U.K. and Euro-zone, and the Company’s liquidity needs at September 30, 2011, the Company believes that these assets will continue to be held until such time as they mature, or credit spreads on financial institutions revert to levels more consistent with historical averages.

•

gross unrealized losses of $205.1 million related to the non-life portfolio of Core CDO holdings (defined by the Company as investments in non-subprime CDOs), which consisted primarily of collateral loan obligations (“CLOs”) and had a fair value of $671.9 million at September 30, 2011. The Company evaluated each of these securities in conjunction with its investment manager service providers and recognized charges to the extent it believed the discounted cash flow value of the security was below the amortized cost. The Company believes that the level of impairment is primarily a function of continually wide spreads in the CDO market, driven by the level of illiquidity in this market. The Company believes it is likely these securities will be held until either maturity or a recovery of value.

•

gross unrealized losses of $163.3 million related to the corporate holdings within the Company’s non-life fixed income portfolios, which had a fair value of $8.6 billion at September 30, 2011. During the nine months ended September 30, 2011, as a result of declining credit spreads, the gross unrealized losses on these holdings has decreased. Of the gross unrealized losses noted above, $91.5 million relate to financial institutions. In addition, $34.9 million relate to medium term notes primarily supported by pools of investment grade European credit with varying degrees of leverage. These had a fair value of $398.6 million at September 30, 2011. Management believes that expected cash flows from these bonds over the expected holding period will be sufficient to support the remaining reported amortized cost.

          Management, in its assessment of whether securities in a gross unrealized loss position are temporarily impaired, considers the significance of the impairments. The Company had structured credit securities with gross unrealized losses of $80.4 million, with a fair value of $41.0 million, which at September 30, 2011 had cumulative fair value declines of greater than 50% of amortized costs. All of these are mortgage and asset-backed securities. The Company, in conjunction with its investment manager service providers, undertook a security level review of these securities and recognized charges to the extent it believed the discounted cash flow value of any security was below its amortized cost. These securities include gross unrealized losses of $57.1 million on non-Agency RMBS, $22.5 million on Core CDOs and $0.7 million of commercial mortgage-backed security (“CMBS”) holdings.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

          (c) Net Realized Gains (Losses)

          The following represents an analysis of net realized gains (losses) on investments:

	Three Months Ended September 30,		Nine Months Ended September 30,

(U.S. dollars in thousands) (Unaudited)	2011	2010	2011	2010

Gross realized gains	$55,625	$55,572	$143,804	$118,714
Gross realized losses on investments sold	(51,164)	(86,365)	(150,703)	(149,465)
OTTI on investments, net of amounts transferred to other comprehensive income	(66,815)	(37,962)	(131,436)	(135,566)

Net realized (losses) on investments	$(62,354)	$(68,755)	$(138,335)	$(166,317)

          The Company recorded net impairment charges of $66.8 million for the three months ended September 30, 2011. The components of the impairments include:

•

For structured credit securities, the Company recorded net impairments of $32.8 million principally on non-Agency RMBS. The Company determined that the likely recovery on these securities was below the carrying value, and, accordingly, recorded an impairment on the securities to the discounted value of the cash flows of these securities.

•	For corporate securities, excluding medium term notes, the Company recorded net impairments totaling $6.5 million, principally on hybrid securities.

•

For medium term notes backed primarily by investment grade European credit, the Company recorded net impairments of $6.1 million. The Company adjusted the estimated remaining holding period of certain notes resulting in a shorter reinvestment spectrum.

•

The Company recorded impairments of $21.4 million related to foreign exchange losses arising on U.S. Dollar denominated securities held in a Swiss franc functional currency entity. These foreign exchange losses are recorded as part of the foreign currency revaluation process; however, because the Company’s consolidated reporting currency is U.S. dollars, the foreign exchange impairment recorded on these securities is fully offset by a cumulative foreign currency translation adjustment gain recorded upon the consolidation of the foreign currency entity.

          The following table sets forth the amount of credit loss impairments on fixed income securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

	OTTI related to Credit Losses recognized in earnings

	Three Months Ended September 30,		Nine Months Ended September 30,

(U.S. dollars in thousands) (Unaudited)	2011	2010	2011	2010

Opening balance	$315,844	$423,041	$426,372	$537,121
Credit loss impairment recognized in the current period on securities not previously impaired	10,478	5,342	26,384	24,800
Credit loss impairments previously recognized on securities that matured, paid down, prepaid or were sold during the period	(16,448)	(36,046)	(180,475)	(74,024)
Credit loss impairments previously recognized on securities impaired to fair value during the period	—	—	—	(130,891)
Additional credit loss impairments recognized in the current period on securities previously impaired	35,574	26,280	74,372	76,498
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(2,173)	(6,361)	(3,378)	(21,248)

Balance, September 30	$343,275	$412,256	$343,275	$412,256

          The $16.4 million and $180.5 million of credit loss impairment previously recognized on securities that matured, or were paid down, prepaid or sold during the three and nine months ended September 30, 2011 includes $8.3 million and $120.9 million, respectively, of non-Agency RMBS.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

        (d) Affiliate Investments

          During the third quarter, the Company sold its interests in an investment manager affiliate for total proceeds of $35.0 million and a gain of $25.3 million. In addition, this transaction includes the potential for additional amounts to be paid to the Company during 2013 and 2014 subject to the investment manager meeting certain performance targets. These amounts, if any, will be recorded when known with certainty.

6. Goodwill and Other Intangible Assets

          The Company has goodwill of $826.4 million as at September 30, 2011, of which $428.2 million relates to the Company’s Insurance segment while $398.2 million relates to the Company’s Reinsurance segment. The estimated fair values of these reporting units exceeded their net book values as of September 30, 2011 and December 31, 2010 and therefore no impairments were recorded during either period. At September 30, 2011, the ending goodwill balance is comprised of gross goodwill of $1.82 billion offset by accumulated impairment charges of $990 million.

          The Company completed its annual goodwill impairment testing as of June 30, 2011 and 2010, which did not result in any goodwill impairments. Management have evaluated the sensitivity of the fair value calculations of our goodwill impairment test and concluded that relatively small changes to key assumptions such as discount rate, the terminal value, expected future revenues, gross margins and operating margins could result in a calculated fair value insufficient to support the current level of goodwill in certain businesses. Management have concluded that the prolonged weakened market conditions have resulted in the range of calculated fair values used for testing impairment in its reporting units being sufficiently close to the current net book values to warrant quarterly analysis until market conditions improve. Although the results of the analysis did not indicate the need for any impairment charges, if current economic conditions persist or deterioration in the overall financial markets in general occurs, it could result in goodwill impairments in the future.

          For further detailed information regarding the Company’s goodwill impairment testing methodology see Item 8, Note 7 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets” in the Company’s Annual Report on 10-K for the year ended December 31, 2010.

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

          The following table summarizes information on the location and gross amounts of derivative fair values contained in the consolidated balance sheet at September 30, 2011 and December 31, 2010:

	(Unaudited) September 30, 2011				December 31, 2010

(U.S. dollars in thousands)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)

Derivatives designated as hedging instruments:
Interest rate contracts (2)	$159,056	$107,707	$—	$—	$161,028	$74,368	$—	$—
Foreign exchange contracts	2,526,764	84,936	41,630	(1,368)	1,850,092	43,226	244,731	(12,161)

Total derivatives designated as hedging instruments	$2,685,820	$192,643	$41,630	(1,368)	$2,011,120	$117,594	$244,731	(12,161)

Derivatives not designated as hedging instruments:
Investment Related Derivatives:
Interest rate exposure	$104,614	$1,390	$4,128	$(49)	$117,689	$281	$41,063	$—
Foreign exchange exposure	95,626	3,023	372,456	(14,254)	82,395	1,377	272,724	(6,329)
Credit exposure	212,500	6,004	419,513	(7,847)	128,450	8,143	532,000	(5,295)
Financial market exposure	121,107	653	22,668	(2,334)	135,912	705	4,575	(27)
Commodity futures	4,456	—	—	—	—	—	—	—
Financial Operations Derivatives: (3)
Credit exposure (2)	—	—	174,936	(25,887)	—	—	246,292	(25,887)
Other Non-Investment Derivatives:
Contingent capital facility	350,000	—	—	—	350,000	—	—	—
Guaranteed minimum income benefit contract	—	—	83,957	(22,050)	—	—	80,025	(21,190)
Modified coinsurance funds withheld contract	—	—	69,175	—	—	—	72,509	—

Total derivatives not designated as hedging instruments	$888,303	$11,070	$1,146,833	$(72,421)	$814,446	$10,506	$1,249,188	$(58,728)

(1)	Derivative instruments in an asset or liability position are included within Other Assets or Other Liabilities, respectively, in the consolidated balance sheet.
(2)

At September 30, 2011 and December 31, 2010, the Company held net cash collateral related to these derivative positions of $54.0 million and $23.0 million, respectively. The collateral balance is included within cash and cash equivalents and the corresponding liability to return the collateral has been offset against the derivative positions within the balance sheet as appropriate under the netting agreement.

(3)	Financial operations derivatives represent interests in variable interest entities as described in Note 11, “Variable Interest Entities.”

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

          At September 30, 2011 and 2010, a portion of the Company’s liabilities were hedged against changes in the applicable designated benchmark interest rate. Interest rate swaps are also used to hedge the changes in fair value of certain fixed rate liabilities and fixed income securities due to changes in the designated benchmark interest rate. In addition, the Company utilizes foreign exchange contracts to hedge the fair value of certain fixed income securities as well as to hedge certain net investments in foreign operations.

          On October 27, 2010, the Company settled three interest rate contracts designated as fair value hedges of certain of the Company’s deposit liability contracts. The derivative contracts were settled for a gain of $149.5 million. The cumulative increase recorded to the carrying value of the deposit liability, representing the effective portion of the hedging relationship, will be amortized through interest expense over the remaining term of the deposit liability contracts. From the date of settlement through September 30, 2011, $7.5 million of the balance was recorded as a reduction of interest expense. The remaining balance of $142.0 million will be amortized over the weighted average period of 34.3 years remaining on these deposit contracts.

          On June 7, 2010, the Company settled interest rate contracts designated as fair value hedges of certain issues of the Company’s notes payable and debt. The derivative contracts were settled for a gain of $21.6 million. The cumulative increase recorded to the carrying value of the hedged notes payable and debt, representing the effective portion of the hedging relationship, will be amortized through interest expense over the remaining term of the debt. From the date of settlement through September 30, 2011, $9.2 million of the balance was recorded as a reduction of interest expense. The remaining balance of $12.5 million will be amortized over the weighted average period of 2.8 years remaining to maturity of the debt.

          The following table provides the total impact on earnings relating to derivative instruments formally designated as fair value hedges along with the impacts of the related hedged items for the three month periods ended September 30, 2011 and 2010:

Three Months Ended September 30, 2011 (U.S. dollars in thousands) (Unaudited)		Hedged Items – Amount of Gain/(Loss) Recognized in Income Attributable to Risk

Derivatives Designated as Fair Value Hedges:	Gain/(Loss) Recognized in Income on Derivative	Deposit Liabilities	Fixed Maturity Investments	Notes Payable and Debt	Ineffective Portion of Hedging Relationship – Gain/ (Loss)

Interest rate exposure	$20,514
Foreign exchange exposure	18,219

Total	$38,733	$(21,659)	$(18,116)	$—	$(1,042)

Three Months Ended September 30, 2010 (U.S. dollars in thousands) (Unaudited)		Hedged Items – Amount of Gain/(Loss) Recognized in Income Attributable to Risk

Derivatives Designated as Fair Value Hedges:	Gain/(Loss) Recognized in Income on Derivative	Deposit Liabilities	Fixed Maturity Investments	Notes Payable and Debt	Ineffective Portion of Hedging Relationship – Gain/ (Loss)

Interest rate exposure	$(43,698)
Foreign exchange exposure	(33,124)

Total	$(76,822)	$53,417	$23,646	$—	$241

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Derivative Instruments (Continued)

          (a) Derivative Instruments Designated as Fair Value Hedges (Continued)

Nine Months Ended September 30, 2011 (U.S. dollars in thousands) (Unaudited)		Hedged Items – Amount of Gain/(Loss) Recognized in Income Attributable to Risk

Derivatives Designated as Fair Value Hedges:	Gain/(Loss) Recognized in Income on Derivative	Deposit Liabilities	Fixed Maturity Investments	Notes Payable and Debt	Ineffective Portion of Hedging Relationship – Gain/ (Loss)

Interest rate exposure	$25,366
Foreign exchange exposure	(3,084)

Total	$22,282	$(25,950)	$2,890	$—	$(778)

Nine Months Ended September 30, 2010 (U.S. dollars in thousands) (Unaudited)		Hedged Items – Amount of Gain/(Loss) Recognized in Income Attributable to Risk

Derivatives Designated as Fair Value Hedges:	Gain/(Loss) Recognized in Income on Derivative	Deposit Liabilities	Fixed Maturity Investments	Notes Payable and Debt	Ineffective Portion of Hedging Relationship – Gain/ (Loss)

Interest rate exposure	$48,339
Foreign exchange exposure	15,432

Total	$63,771	$(33,326)	$(22,688)	$(15,940)	$(8,183)

          The gains (losses) recorded on both the derivative instruments and specific items designated as being hedged as part of the fair value hedging relationships outlined above are recorded through net realized and unrealized gains (losses) on derivative instruments in the income statement along with any associated ineffectiveness in the relationships. In addition, the periodic coupon settlements relating to the interest rate swaps are recorded as adjustments to net investment income for the hedges of fixed maturity investments and as adjustments to interest expense for the hedges of deposit liabilities and notes payable and debt.

          The periodic coupon settlements resulted in an increase to net investment income of nil for the three and nine months ended September 30, 2011 and decreases to net investment income of $0.3 million and $2.3 million for the three and nine months ended September 30, 2010, respectively.

          The periodic coupon settlements resulted in decreases to interest expense of $2.6 million and $7.7 million for the three and nine months ended September 30, 2011, respectively, and decreases to interest expense of $10.6 million and $45.1 million for the three and nine months ended September 30, 2010, respectively.

          (b) Derivative Instruments Designated as Hedges of the Net Investment in a Foreign Operation

          The Company utilizes foreign exchange contracts to hedge the fair value of certain net investments in foreign operations. During the three and nine months ended September 30, 2011, the Company entered into foreign exchange contracts that were formally designated as hedges of investments in foreign subsidiaries, the majority of which have functional currencies of either U.K. sterling or the Euro.

          The U.S. dollar equivalent of foreign denominated net assets of $2.0 billion and $1.7 billion was hedged during the three and nine months ended September 30, 2011, respectively, which resulted in a derivative gain of $75.1 million and $5.9 million, respectively, being recorded in the cumulative translation adjustment account within AOCI for each period. There was no ineffectiveness resulting from these transactions.

          The U.S. dollar equivalent of foreign denominated net assets of $1.4 billion and $0.8 billion was hedged during the three and nine months ended September 30, 2010, respectively, which resulted in a derivative loss of $59.2 million and $16.6 million, respectively, being recorded in the cumulative translation adjustment account within AOCI for each period. There was no ineffectiveness resulting from these transactions.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Derivative Instruments (Continued)

          (c) Derivatives not designated as hedging instruments

          The following table provides the total impact on earnings relating to derivative instruments not formally designated as hedging instruments under authoritative accounting guidance. The impacts are all recorded through Net realized and unrealized gains (losses) on derivatives in the income statement:

(U.S. dollars in thousands)	Amount of Gain (Loss) Recognized in Income on Derivative

(Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Derivatives not designated as hedging instruments:
Investment Related Derivatives:
Interest rate exposure	$2,559	$(3,500)	$(1,720)	$1,406
Foreign exchange exposure	(23,214)	16,339	(5,763)	(11,672)
Credit exposure	5,207	(3,393)	(8,452)	(2,250)
Financial market exposure	(6,914)	58	(6,077)	193
Commodity exposure	(390)	—	(262)	—
Financial Operations Derivatives:
Credit exposure	25	25	331	(7,317)
Other Non-Investment Derivatives:
Contingent capital facility	(2,075)	(2,075)	(6,158)	(6,158)
Guaranteed minimum income benefit contract	(2,038)	173	(860)	(902)
Modified coinsurance funds withheld contract	966	4,605	(4,560)	6,980

Total derivatives not designated as hedging instruments	(25,874)	12,232	(33,521)	(19,720)
Amount of gain (loss) recognized in income from ineffective portion of fair value hedges	(1,042)	241	(778)	(8,183)

Net realized and unrealized gains (losses) on derivative instruments	$(26,916)	$12,473	$(34,299)	$(27,903)

          The Company’s objectives in using these derivatives are explained in sections (d) and (e) of this note.

        (c)(i) Investment Related Derivatives

          The Company, either directly or through its investment managers, may, subject to investment guidelines, use derivative instruments within its investment portfolio, including interest rate swaps, inflation swaps, credit derivatives (single name and index credit default swaps), options, forward contracts and financial futures (foreign exchange, bond and stock index futures), primarily as a means of economically hedging exposures to interest rate, credit spread, equity price changes and foreign currency risk or in limited instances for investment purposes. The Company is exposed to credit risk in the event of non-performance by the counterparties under any swap contracts, although the Company generally seeks to use credit support arrangements with counterparties to help manage this risk.

          Investment Related Derivatives – Interest Rate Exposure

          The Company utilizes risk management and overlay strategies that incorporate the use of derivative financial instruments, primarily to manage its fixed income portfolio duration and exposure to interest rate risks associated with certain of its assets and liabilities primarily in relation to certain legacy other financial lines and structured indemnity transactions. The Company may use interest rate swaps to convert certain liabilities from a fixed rate to a variable rate of interest and may also use them to convert a variable rate of interest from one basis to another.

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

7. Derivative Instruments (Continued)

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

          At September 30, 2011 and December 31, 2010, the credit derivative exposures outside of the Company’s investment portfolio consisted of two contracts written by the Company: one provides credit protection on the senior tranches of a structured finance transaction; the other is a European project finance loan participation. The two contracts have an aggregate outstanding exposure of $158.7 million ($154.4 million principal and $4.3 million interest), and $246.3 million ($226.4 million principal and $19.9 million interest), weighted average contractual term to maturity of 4.4 years and 5.3 years, a total liability recorded of $25.9 million and $25.9 million, and underlying obligations with an average credit rating of BB+ and B-, at September 30, 2011 and December 31, 2010, respectively.

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

          At September 30, 2011, there were no reported events of default on these obligations. Credit derivatives are recorded at fair value, which is determined using models developed by the Company and is dependent upon a number of factors, including changes in interest rates, future default rates, credit spreads, changes in credit quality, future expected recovery rates and other market factors. The change resulting from movements in credit and credit quality spreads is unrealized as the credit derivatives are not traded to realize this resultant value.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Derivative Instruments (Continued)

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

          (d) Contingent Credit Features

          Certain derivatives agreements entered into by the Company or its subsidiaries contain rating downgrade provisions that permit early termination of the agreement by the counterparty if collateral is not posted following failure to maintain certain credit ratings from one or more of the principal credit rating agencies. If the Company were required to early terminate such agreements due to rating downgrade, it could potentially be in a net liability position at time of settlement. The aggregate fair value of all derivatives agreements containing such rating downgrade provisions that were in a net liability position on September 30, 2011 and December 31, 2010 was $28.5 million and $25.9 million, respectively. The Company posted collateral of $2.1 million and nil under these agreements at September 30, 2011 and December 31, 2010, respectively.

8. Share Capital

           (a) Authorized and Issued

          As described in further detail in Item 8, Note 20, “Share Capital,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, on November 2, 2010, the Company announced that its Board of Directors approved a share buyback program, authorizing the Company to purchase up to $1.0 billion of its ordinary shares. During 2010, the Company purchased and canceled 6.9 million ordinary shares under this program for $144.0 million. During the first half of 2011, the Company purchased and canceled 11.6 million ordinary shares under this program for $257.9 million. During the third quarter of 2011, the Company purchased and canceled 15.1 million ordinary shares under this program for $307.7 million. All share buybacks were carried out by way of redemption in accordance with Irish law and the Company’s constitutional documents. All shares so redeemed were canceled upon redemption. At September 30, 2011, $290.4 million remained available to be used for purchases under this program and no further buybacks have been made in the subsequent period to November 1, 2011.

           (b) Preferred shares and Non-controlling Interest in Equity of Consolidated Subsidiaries

          In August 2011, in accordance with the terms of the 10.75% equity security units (the “10.75% Units”), XL-Cayman purchased and retired all of the 8.25% senior notes due August 2021 (the “8.25% Senior Notes”) for $575 million in a remarketing. These notes comprised a part of the 10.75% Units. The proceeds from the remarketing were used to satisfy the purchase price for XL-Ireland’s ordinary shares issued to holders of the 10.75% Units pursuant to the forward purchase contracts comprising a part of the 10.75% Units. Each forward purchase contract provided for the issuance of 1.3242 ordinary shares of XL-Ireland at a price of $25 per share. The settlement of the forward purchase contracts resulted in XL-Ireland’s issuance of an aggregate of 30,456,600 ordinary shares for an aggregate purchase price of $575 million. As a result of the settlement of the forward purchase contracts, the 10.75% Units ceased to exist and are no longer traded on the NYSE.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Share Capital (Continued)

          (b) Preferred shares and Non-controlling Interest in Equity of Consolidated Subsidiaries (Continued)

          On October 15, 2011, XL-Cayman issued $350,000,000 of its Series D Preference Ordinary Shares (the “Series D Preferred Shares”) for consideration of cash and liquid investments which were held in a trust account that was part of the Stoneheath Re (“Stoneheath”) facility. Holders of the non-cumulative perpetual preferred securities (“Stoneheath Securities”) issued by Stoneheath in December 2006 will receive one Series D Preferred Share in exchange for each Stoneheath Security. This distribution will occur on November 16, 2011. Dividends on the Series D Preferred Shares will be declared and paid on a non-cumulative basis on January 15, April 15, July 15 and October 15 of each year at a floating rate of three-month LIBOR plus 3.120% on the liquidation preference, accruing from October 15, 2011. XL-Cayman intends to use the consideration it receives as partial funding for the repayment at maturity of the outstanding $600 million par value 6.5% Guaranteed Senior Notes due January 2012 of XL Capital Finance (Europe) plc (“XLCFE”), with the balance available for general corporate purposes. For further details regarding Stoneheath, see Item 8, Note 17, “Off-Balance Sheet Arrangements,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Series D Preferred Shares will represent non-controlling interests in equity of consolidated subsidiaries.

          On August 15, 2011, XL-Cayman completed a cash tender offer for its outstanding Redeemable Series C preference ordinary shares that resulted in 2,811,000 Redeemable Series C preference ordinary shares with a liquidation value of $25 per share being repurchased and canceled by XL-Cayman for approximately $71.0 million including accrued and unpaid dividends and professional fees. Subsequent to the expiration of the tender offer, and on the same terms as the offer, XL-Cayman repurchased and canceled the remaining outstanding Redeemable Series C preference ordinary shares for approximately $0.9 million plus accrued and unpaid dividends. As of September 30, 2011, no Redeemable Series C preference ordinary shares were outstanding.

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

          On February 12, 2010, the Company repurchased and canceled approximately 4.4 million Redeemable Series C preference ordinary shares with a liquidation preference value of $110.8 million for approximately $94.2 million, which was a portion of its outstanding Redeemable Series C preference ordinary shares. As a result, a book value gain of approximately $16.6 million was recorded in the first quarter of 2010 to ordinary shareholders.

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

          During the nine months ended September 30, 2011, the Company granted approximately 1.0 million stock options with a weighted-average grant date fair value of $9.82 per option. The fair value of the options issued was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

Dividend yield	1.90%
Risk free interest rate	2.61%
Volatility	50.0%
Expected lives	6.0	years

          Restricted stock units are granted at the closing market price of the Company’s ordinary shares on the day of grant and entitle the holder to receive dividends declared and paid in the form of additional ordinary shares contingent upon vesting.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Share Capital (Continued)

          (c) Stock Plans (Continued)

          During the nine months ended September 30, 2011, the Company granted approximately 1.2 million restricted stock units to officers and employees of the Company with an aggregate grant date fair value of approximately $26.6 million. Each restricted stock unit represents the Company’s obligation to deliver to the holder one ordinary share upon satisfaction of the three year vesting term.

          During the nine months ended September 30, 2011, the Company granted 46,062 of its restricted stock awards to its directors, with an aggregate grant date fair value of approximately $1.1 million. Each restricted stock award represents the Company’s obligation to deliver to the holder one ordinary share. A director who is granted a restricted stock award shall have all of the rights of a shareholder, including the right to vote and receive dividends. Each award vests on the date of grant, pursuant to the terms of the Directors Plan. The restricted stock awards are granted at the closing market price on the day of grant.

          During the nine months ended September 30, 2011, the Company granted approximately 1.3 million performance units (representing a potential maximum share payout of approximately 2.6 million ordinary shares) to officers and employees of the Company with an aggregate grant date fair value of approximately $28.5 million. The performance units vest after three years and entitle the holder to ordinary shares of the Company. There are no dividend rights associated with the performance units. Each grant of performance units has a target number of shares, with final payouts ranging from 0% to 200% of the grant amount depending upon a combination of corporate and business segment performance along with each employee’s continued service through the vest date. Performance targets are based on relative and absolute financial performance metrics.

9. Notes Payable and Debt and Financing Arrangements

          All outstanding debt of the Company at September 30, 2011 and December 31, 2010 was issued by XL-Cayman except for the $600 million par value 6.5% Guaranteed Senior Notes due January 2012 which were issued by XLCFE. Both XL-Cayman and XLCFE are wholly-owned subsidiaries of XL-Ireland. The XLCFE notes are fully and unconditionally guaranteed by XL Company Switzerland GmbH (“XL-Switzerland”). The Company’s ability to obtain funds from its subsidiaries to satisfy any of its obligations under this guarantee is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the Company operates, including, among others, Bermuda, the United States, Ireland, Switzerland and the U.K. Aggregated required statutory capital and surplus for the principal operating subsidiaries of the Company was $6.2 billion at December 31, 2010.

          In August 2011, in accordance with the terms of the 10.75% Units, XL-Cayman purchased and retired all of the 8.25% Senior Notes for $575 million in a remarketing. These notes comprised a part of the 10.75% Units. The proceeds from the remarketing were used to satisfy the purchase price for XL-Ireland’s ordinary shares issued to holders of the 10.75% Units pursuant to the forward purchase contracts comprising a part of the 10.75% Units. Each forward purchase contract provided for the issuance of 1.3242 ordinary shares of XL-Ireland at a price of $25 per share. The settlement of the forward purchase contracts resulted in XL-Ireland’s issuance of an aggregate of 30,456,600 ordinary shares for an aggregate purchase price of $575 million. As a result of the settlement of the forward purchase contracts, the 10.75% Units ceased to exist and are no longer traded on the NYSE.

          On September 30, 2011, XL-Cayman completed the sale of $400 million aggregate principal amount of its 5.75% senior notes due 2021 (the “5.75% Senior Notes”) at the issue price of 100% of the principal amount. The 5.75% Senior Notes are fully and unconditionally guaranteed by XL-Ireland. XL-Cayman received net proceeds of approximately $396.4 million from the offering, which will be used to partially repay the $600 million par value 6.5% Guaranteed Senior Notes due January 2012 which were issued by XLCFE.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Notes Payable and Debt and Financing Arrangements (Continued)

          The 5.75% Senior Notes bear interest at a rate of 5.75% per annum, payable semi-annually, beginning on April 1, 2012, and mature on October 1, 2021. Upon the occurrence of a contractually defined event of default, all unpaid principal of and accrued interest and additional amounts, if any, on the 5.75% Senior Notes then outstanding will become due and payable immediately without any declaration or other act on the part of the trustee or the holders of any 5.75% Senior Notes. XL-Cayman may redeem the 5.75% Senior Notes, in whole or part, from time to time pursuant to the terms of the indenture.

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

10. Related Party Transactions

          At September 30, 2011, the Company owned non-controlling stakes in three independent investment management companies (“Investment Manager Affiliates”) that are actively managing client capital and seeking growth opportunities. At December 31, 2010, the number of stakes was four. The Company sold its stake in Finisterre in the third quarter. The Company seeks to develop relationships with specialty investment management organizations, generally acquiring an equity interest in the business. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates and through these funds and partnerships pays management and performance fees to the Company’s Investment Manager Affiliates.

          In the normal course of business, the Company enters into certain quota share reinsurance contracts with a subsidiary of one of its other strategic affiliates, ARX Holding Corporation. During the quarter ended September 30, 2011, these contracts resulted in reported net premiums of $22.9 million, net losses incurred of $11.3 million and reported acquisition costs of $6.7 million. During the same period in 2010, these contracts resulted in reported net premiums of $15.1 million, net losses incurred of $10.2 million and reported acquisition costs of $5.9 million. Management believes that these transactions are conducted at market rates consistent with negotiated arms-length contracts.

11. Variable Interest Entities

          At times, the Company has utilized variable interest entities both indirectly and directly in the ordinary course of the Company’s business.

          The Company invests in CDOs and other structured investment vehicles that are issued through variable interest entities as part of the Company’s investment portfolio. The activities of these variable interest entities are generally limited to holding the underlying collateral used to service investments therein. Management has evaluated the nature of the Company’s involvement in such entities and has concluded that the Company is not the primary beneficiary of these variable interest entities as contemplated in current authoritative accounting guidance. The Company’s involvement in these entities is passive in nature and management was not involved in either the establishment or arrangement of these entities. Management does not believe that the Company has the power to direct activities of these entities, such as asset selection and collateral management, which most significantly impact the entity’s economic performance. The Company’s financial results are impacted by the changes in fair value of the variable interest entities consistent with the accounting policies applied to invested assets. For further details on the nature of the Company’s investment portfolio, in particular mortgage and asset backed securities, which typically represent interests in variable interest entities, see Item 8, Note 8 to the Consolidated Financial Statements, “Investments,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and Note 8, “Share Capital,” herein.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Variable Interest Entities (Continued)

          The Company has utilized variable interest entities in certain instances as a means of accessing contingent capital. The Company has utilized unconsolidated entities in the formation of contingent capital facilities. The Company’s interest in Stoneheath represents an interest in a variable interest entity under current authoritative accounting guidance; however, the Company is not the primary beneficiary as contemplated in that guidance. The Company’s interest in this entity is as a contributor of variability and not an absorber of losses and, as such, the Company would not be considered the primary beneficiary. Given that the Stoneheath facility will terminate during the fourth quarter of 2011, management considers the likelihood of consolidating Stoneheath in the future to be remote.

          On October 15, 2011, XL-Cayman issued $350,000,000 of its Series D Preferred Shares for consideration of cash and liquid investments which were held in a trust account that was part of the Stoneheath facility. Holders of the Stoneheath Securities will receive one Series D Preferred Share in exchange for each Stoneheath Security. This distribution will occur on November 16, 2011. XL-Cayman issued the Series D Preferred Shares because Stoneheath issued the redemption notice required by the terms of the Stoneheath Securities and related agreements. The redemption notice was issued because the asset swap agreement covering the assets held in the Stoneheath trust account terminated in accordance with its terms. For further details regarding Stoneheath, see Item 8, Note 17, “Off-Balance Sheet Arrangements,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

          The Company has a limited number of remaining outstanding credit enhancement exposures, including written financial guarantee and credit default swap contracts. The obligations related to these transactions are often securitized through variable interest entities. The Company is not the primary beneficiary of these variable interest entities as contemplated in current authoritative accounting guidance on the basis that management does not believe that the Company has the power to direct the activities, such as asset selection and collateral management, which most significantly impact each entity’s economic performance. For further details on the nature of the obligations and the size of the Company’s maximum exposure see Note 7, “Derivative Instruments,” and Note 13, “Commitments and Contingencies,” herein.

          The credit exposures represent the most significant risks associated with the Company’s involvement with variable interest entities and there have been no significant changes in the nature of the Company’s involvement with variable interest entities during the three and nine months ended September 30, 2011.

12. Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent

(U.S. dollars and shares in thousands, except per share amounts) (Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Basic earnings per ordinary share:
Net income (loss) attributable to XL Group plc (1)	$42,398	$77,543	$40,777	$415,428
Less: preference share dividends (1)	—	—	—	(34,694)
Add: gain on redemption of Redeemable Series C preference ordinary shares	—	—	—	16,616

Net income available to ordinary shareholders	$42,398	$77,543	$40,777	$397,350

Weighted average ordinary shares outstanding – basic	311,714	338,724	310,793	340,927
Basic earnings per ordinary share	$0.14	$0.23	$0.13	$1.17
Diluted earnings per ordinary share:
Weighted average ordinary shares outstanding – basic	311,714	338,724	310,793	340,927
Impact of share based compensation and certain conversion features	2,134	1,095	4,049	837

Weighted average ordinary shares outstanding – diluted	313,848	339,819	314,842	341,764

Diluted earnings per ordinary share	$0.14	$0.23	$0.13	$1.16

Dividends per ordinary share	$0.11	$0.10	$0.33	$0.30

(1)

During the first quarter of 2011, the Redeemable Series C preference ordinary shares were reclassified as Non-controlling interest – Redeemable Series C preference ordinary shares and Series E preference ordinary shares were reclassified as Non-controlling interest in equity of consolidated subsidiaries on the Company’s consolidated balance sheet as a result of changes in ownership structure arising as part of the Company’s redomestication of the ultimate parent holding company to Ireland as of July 1, 2010. Accordingly, preference share dividends declared are recorded as Non-controlling interests rather than as Preference share dividends within the consolidated statements of income from July 1, 2010 onwards. See Note 1, “Basis of Preparation and Consolidation” for additional details. During the third quarter of 2011, all outstanding Redeemable Series C preference ordinary shares were repurchased and canceled.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent (Continued)

          For the three and nine months ended September 30, 2011 and 2010, ordinary shares available for issuance under share based compensation plans of 10.0 million and 10.0 million, and 12.7 million and 12.7 million, respectively, were not included in the calculation of diluted earnings per share because the assumed exercise or issuance of such shares would be anti-dilutive.

          In addition, for the three and nine months ended September 30, 2011 and 2010, ordinary shares available for issuance under the purchase contracts associated with the 10.75% Units of nil and nil, and 31.0 million and 31.5 million, respectively, were not included in the calculation of diluted earnings per share because the assumed issuance of such shares would be anti-dilutive. For further information on the 10.75% Units see Note 7, “Share Capital,” and Item 8, Note 15, “Notes Payable and Debt Financing Arrangements,” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

13. Commitments and Contingencies

          Financial and Other Guarantee Exposures

          As part of the Company’s legacy financial guarantee business, during January 2011, the Company commuted 32 of the 37 of the financial guarantee transactions that were outstanding at December 31, 2010, including the three non-performing transactions referenced below. This commutation eliminated $41.9 million of notional financial guarantee exposure (including principal and interest) for a payment of $22.1 million. The $22.1 million was included in the gross claim liability at December 31, 2010. The Company’s outstanding financial guarantee contracts at September 30, 2011 included the reinsurance of 5 financial guarantee contracts with total insured contractual payments outstanding, all of which is principal, of $130.2 million and having a remaining weighted-average contract period of 24.0 years. These contracts provide credit support for a variety of collateral types with the exposures comprised of a (i) $108.3 million notional financial guarantee on three notes backed by zero coupon bonds and bank perpetual securities; (ii) $14.7 million notional financial guarantee on a collateralized fund obligation and (iii) $7.2 million notional financial guarantee relating to future scheduled repayments on a government-subsidized housing project.

          At September 30, 2011, the total gross claim liability and unearned premiums recorded associated with the Company’s legacy financial guarantee business were $1.4 million and $0.5 million, respectively. At September 30, 2011, there were no reported events of default on these obligations.

          At December 31, 2010, the Company’s outstanding financial guarantee contracts included the reinsurance of 37 financial guarantee contracts with total insured contractual payments outstanding of $204.8 million ($198.7 million of principal and $6.1 million of interest) and having a remaining weighted-average contract period of 13.2 years. These contracts provided credit support for a variety of collateral types. The largest exposures were comprised of (i) $108.3 million notional financial guarantee on three notes backed by zero coupon bonds and bank perpetual securities; (ii) $47.5 million notional financial guarantee on a collateralized fund obligation with a collateral cushion in excess of 60% of the Company’s exposure that is currently being wound-up in an orderly manner; and (iii) the remaining $49.0 million of financial guarantees is comprised of 33 separate transactions with varying forms of underlying collateral, including pre-2000 vintage asset backed securities and municipal government bonds. The underlying financial guarantees are diversified and not individually significant.

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

          Claims and Other Litigation

          If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company’s assessment as at September 30, 2011, no such disclosures are considered necessary.

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

          The following is a discussion of the Company’s financial condition and liquidity and results of operations. Certain aspects of the Company’s business, such as exposures to man-made and natural disasters and the excess nature of many of the Company’s Insurance products, have loss experience characterized as low frequency and high severity. This may result in volatility in both the Company’s and an individual segment’s results of operations and financial condition.

          This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that involve inherent risks and uncertainties. Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward-looking statements. These statements are based upon current plans, estimates and projections. Actual results may differ materially from those included in such forward-looking statements, and therefore undue reliance should not be placed on them. See “Cautionary Note Regarding Forward-Looking Statements” below for a list of factors that could cause actual results to differ materially from those contained in any forward-looking statement, as well as Item 1, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and Part II, Item 1A, “Risk Factors,” to the Company’s Quarterly Report for the quarter ended June 30, 2011.

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

Impact of Recent Natural Catastrophes

          In the first nine months of 2011, the global insurance and reinsurance markets experienced significant losses from natural catastrophes, including the Japan earthquake and tsunami, the Australian flooding events, the New Zealand earthquakes, the U.S. storms and tornados and the Atlantic Hurricanes. See “Significant Items Affecting Results of Operations – 1) The impact of significant large natural catastrophe activity” below for a discussion of the Company’s loss estimates for the first nine months of 2011 natural catastrophe events.

Results of Operations and Key Financial Measures

          The following table presents an analysis of the Company’s net income available to ordinary shareholders and other financial measures (described below) for the three and nine months ended September 30, 2011 and 2010:

(U.S. dollars and shares in thousands, except per share amounts) (Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Net income (loss) available to ordinary shareholders	$42,398	$77,543	$40,777	$397,350
Earnings per ordinary share – basic	$0.14	$0.23	$0.13	$1.17
Earnings per ordinary share – diluted	$0.14	$0.23	$0.13	$1.16
Change in fully diluted book value per ordinary share	$(0.07)	$1.82	$1.02	$4.96

          The following are some of the financial measures management considers important in evaluating the Company’s operating performance:

(U.S. dollars and shares in thousands, except per share amounts) (Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Underwriting profit (loss) – property and casualty operations	$(22,200)	$64,666	$(283,215)	$152,729
Combined ratio – property and casualty operations	101.6%	94.9%	107.2%	95.9%
Net investment income – property and casualty operations(1)	$209,757	$216,348	$627,492	$662,531
Annualized return on average shareholders’ equity (2)	1.7%	3.2%	0.6%	5.8%

	(Unaudited) September 30, 2011	December 31, 2010

Book value per ordinary share (3)	$31.01	$30.37
Fully diluted book value per ordinary share (4)	$30.80	$29.78

(1)	Net investment income relating to P&C operations includes the net investment income related to the net results from structured products.
(2)

Annualized return on average shareholders’ equity is a non-GAAP financial measure and is calculated by dividing the annualized net income (loss) for any period by the average of the opening and closing ordinary shareholders’ equity (total shareholders’ equity less preference shareholders’ equity and non-controlling interest in equity of consolidated subsidiaries). See “Annualized Return on Ordinary Shareholders’ Equity Calculation” herein for a reconciliation of annualized ROE to average ordinary shareholders’ equity.

(3)

Book value per ordinary share, a non-GAAP financial measure, is calculated by dividing ordinary shareholders’ equity by the number of outstanding ordinary shares at any period end. Book value per ordinary share is affected primarily by the Company’s net income (loss), by any changes in the net unrealized gains and losses on its investment portfolio, currency translation adjustments and also the impact of any share buyback or issuance activity. Ordinary shareholders’ equity was $9.94 billion and $9.61 billion and the number of ordinary shares outstanding was 320.6 million and 316.5 million at September 30, 2011 and December 31, 2010, respectively. Ordinary shares outstanding include all ordinary shares legally issued and outstanding (as disclosed on the face of the balance sheet) as well as all director share units outstanding.

(4)

Fully diluted book value per ordinary share, a non-GAAP financial measure, represents book value per ordinary share combined with the dilutive impact of potential future share issuances at period end. The Company believes that fully diluted book value per ordinary share is a financial measure important to investors and other interested parties who benefit from having a consistent basis for comparison with other companies within the industry. However, this measure may not be comparable to similarly titled measures used by companies either outside or inside of the insurance industry.

Key Financial Measures

Underwriting profit – property and casualty (“P&C”) operations

          One way that the Company evaluates the performance of its insurance and reinsurance operations is the underwriting profit or loss. The Company does not measure performance based on the amount of gross premiums written. Underwriting profit or loss is calculated from premiums earned less net losses incurred and expenses related to underwriting activities. The Company’s underwriting profit (loss) for the three and nine month periods ended September 30, 2011 was consistent with the combined ratio discussed below.

Combined ratio – P&C operations

          The combined ratio for P&C operations is used by the Company and many other insurance and reinsurance companies as another measure of underwriting profitability. The combined ratio is calculated from the net losses incurred and underwriting expenses as a percentage of the net premiums earned for the Company’s insurance and reinsurance operations. A combined ratio of less than 100% indicates an underwriting profit and greater than 100% reflects an underwriting loss. The Company’s combined ratio for the three and nine months ended September 30, 2011 is higher than for the same periods in the previous year, as a result of an increase in the loss and loss expense ratio offset by a marginal decrease in the underwriting expense ratio for the three month period. The loss and loss expense ratio has increased as a result of higher levels of catastrophe losses and other large loss events in both the Insurance and Reinsurance segments. The underwriting expense ratio is lower as a result of a decrease in acquisition expenses in the Reinsurance segment and lower operating expense ratios in both segments.

Net investment income – P&C operations

          Net investment income related to P&C operations is an important measure that affects the Company’s overall profitability. The largest liability of the Company relates to its unpaid loss reserves, and the Company’s investment portfolio provides liquidity for settlements of the claims to which these reserves relate as they become due. Thus, a significant part of the investment portfolio is invested in fixed income securities. Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates and credit spreads and changes in overall asset allocation. See the segment results at “Investment Activities” below for a discussion of the Company’s net investment income for the three and nine months ended September 30, 2011.

Book value per ordinary share

          Management also views the change in the Company’s book value per ordinary share as an additional measure of the Company’s performance. Book value per ordinary share is calculated by dividing ordinary shareholders’ equity by the number of outstanding ordinary shares at any period end. Ordinary shares outstanding include all ordinary shares legally issued and outstanding (as disclosed on the face of the balance sheet) as well as all director share units outstanding. Book value per ordinary share is affected by the Company’s net income (loss), any changes in the net unrealized gains and losses on its investment portfolio and currency translation adjustments and also the positive impact of any share buyback or issuance activity.

          Book value per ordinary share decreased by $0.53 in the three months ended September 30, 2011 primarily due to the issuance of ordinary shares in connection with the settlement of the forward purchase contracts associated with the 10.75% Units, partially offset by the benefit of share buyback activity, the net income attributable to ordinary shareholders of $42.4 million and an increase in net unrealized gains on available for sale investments. In the three months ended September 30, 2010, book value per share increased by $2.27 driven by the net income attributable to ordinary shareholders of $77.5 million, a decrease in net unrealized losses on investments and the impact of share buyback activity in the period.

          Book value per ordinary share increased by $0.64 in the nine months ended September 30, 2011 mainly due to the net income attributable to ordinary shareholders of $40.8 million, an increase in net unrealized gains on available for sale investments, and the benefit of share buyback activity, partially offset by the settlement of the forward purchase contracts associated with the 10.75% Units. In the nine months ended September 30, 2010, book value per share increased by $5.42 as a result of improved investment fair values, higher net income and the impact of share buyback activity.

          As noted above, fully diluted book value per ordinary share represents book value per ordinary share combined with the impact from dilution of share based compensation and certain conversion features where dilutive. In the three months ended September 30, 2011, fully diluted book value per ordinary share decreased by $0.07 and in the nine months ended September 30, 2011, fully diluted book value per ordinary share increased by $1.02, as a result of the factors contributing to the three month decrease and nine month increase in book value per share noted above. In the three and nine months ended September 30, 2010, fully diluted book value per share increased by $1.82 and $4.96, respectively, as a result of the factors contributing to the increase in book value per share noted above.

Annualized return on average ordinary shareholders’ equity

          Annualized return on average ordinary shareholders’ equity (“ROE”) is another non-GAAP financial measure that management considers important in evaluating the Company’s operating performance. ROE is calculated by dividing the net income attributable to ordinary shareholders for any period by the average of the opening and closing ordinary shareholders’ equity. The Company establishes minimum target ROEs for its total operations, segments and lines of business. If the Company’s minimum ROE targets over the longer term are not met with respect to any line of business, the Company seeks to modify and/or exit these lines. In addition, among other factors, the Company’s compensation of its senior officers is dependent on the achievement of the Company’s performance goals to enhance ordinary shareholder value as measured by ROE (adjusted for certain items considered to be “non-operating” in nature). For the nine months ended September 30, 2011, annualized ROE was 0.6%, 5.2 percentage points lower than the same period in the prior year when it was 5.8%. This is due to the significantly reduced net income in the nine months ended September 30, 2011, due primarily to catastrophe losses in the period, discussed under “Significant Items Affecting the Results of Operations,” and other large loss events. See “Annualized Return on Ordinary Shareholders’ Equity Calculation” herein for a reconciliation of annualized ROE to average ordinary shareholders’ equity.

Significant Items Affecting the Results of Operations

          The Company’s net income and other financial measures as shown above for the three and nine months ended September 30, 2011 have been affected by, among other things, the following significant items:

1)	The impact of significant large natural catastrophe activity;

2)	Market movement impacts on the Company’s investment portfolio; and

3)	Continuing competitive factors impacting the underwriting environment.

1) The impact of significant large natural catastrophe activity

          Net losses incurred were higher during the first nine months of 2011 as compared to the same period in 2010 as a result of higher levels of natural catastrophe losses in the first nine months of 2011, mainly as a result of the 2011 flooding events in Australia (the “Australia floods”), the earthquake that struck Christchurch, New Zealand on February 22, 2011 (the “New Zealand earthquake”), the March 11, 2011 earthquake and tsunami in Japan (the “Japan earthquake and tsunami”), the severe weather occurrences, including tornado activity, in the United States over the periods April 22 - 28 and May 20 - 23, 2011 (the “U.S. Storms”), and third quarter Atlantic storm activity, particularly Hurricane Irene and Tropical Storm Lee (the “Atlantic Hurricanes”).

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

          The following are analyses of the financial impact on the Company’s results of operations for the three and nine months ended September 30, 2011 from natural catastrophes:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011

(U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Operating data:
Catastrophe reinstatement premium earned:
Australia floods	$—	$—	$—	$—	$950	$950
New Zealand earthquake	—	1,031	1,031	—	(1,358)	(1,358)
Japan earthquake and tsunami	—	(1,017)	(1,017)	—	16,630	16,630
U.S. Storms (1)	—	—	—	—	1,069	1,069
Atlantic Hurricanes (2)	(7,500)	929	(6,571)	(7,500)	929	(6,571)
Other natural catastrophes (3) (4)	—	1,257	1,257	—	2,376	2,376

Total net premiums earned	$(7,500)	$2,200	$(5,300)	$(7,500)	$20,596	$13,096

Gross losses and loss expenses:
Australia floods	$—	$(126)	$(126)	$(80,225)	$(15,626)	$(95,851)
New Zealand earthquake	—	(1,278)	(1,278)	(5,000)	(96,994)	(101,994)
Japan earthquake and tsunami	—	(1,159)	(1,159)	(88,600)	(186,634)	(275,234)
U.S. Storms (1)	(169)	(5,237)	(5,406)	(5,604)	(62,653)	(68,257)
Atlantic Hurricanes (2)	(131,991)	(19,204)	(151,195)	(131,991)	(19,204)	(151,195)
Other natural catastrophes (3) (4)	(2,388)	(12,993)	(15,381)	(13,410)	(23,682)	(37,092)

Total gross losses and loss expenses	$(134,548)	$(39,997)	$(174,545)	$(324,830)	$(404,793)	$(729,623)

Losses and loss expenses recoverable:
Australia floods	$—	$—	$—	$27,525	$—	$27,525
New Zealand earthquake	—	2,638	2,638	—	34,099	34,099
Japan earthquake and tsunami	—	—	—	13,600	200	13,800
U.S. Storms (1)	—	(14)	(14)	315	4,824	5,139
Atlantic Hurricanes (2)	65,650	587	66,237	65,650	587	66,237
Other natural catastrophes (3) (4)	—	400	400	3,066	400	3,466

Total losses and loss expenses recoverable	$65,650	$3,611	$69,261	$110,156	$40,110	$150,266

Underwriting loss - P&C Operations:
Australia floods	$—	$(126)	$(126)	$(52,700)	$(14,676)	$(67,376)
New Zealand earthquake	—	2,391	2,391	(5,000)	(64,253)	(69,253)
Japan earthquake and tsunami	—	(2,176)	(2,176)	(75,000)	(169,804)	(244,804)
U.S. Storms (1)	(169)	(5,251)	(5,420)	(5,289)	(56,760)	(62,049)
Atlantic Hurricanes (2)	(73,841)	(17,688)	(91,529)	(73,841)	(17,688)	(91,529)
Other natural catastrophes (3) (4)	(2,388)	(11,336)	(13,724)	(10,344)	(20,906)	(31,250)

Total underwriting loss	$(76,398)	$(34,186)	$(110,584)	$(222,174)	$(344,087)	$(566,261)

Loss ratio impact for the three and nine months ended September 30, 2011	8.0%	8.2%	8.0%	8.1%	28.8%	14.5%

(1)	U.S. Storms refers to the severe weather occurrences, including tornado activity, which affected the Midwest and the Southeast United States over the periods April 22 – 28 and May 20 – 23, 2011.
(2)	Atlantic Hurricanes refers to Hurricane Irene and Tropical Storm Lee.
(3)	For the Insurance segment, Other natural catastrophes include Cyclone Yasi in Australia, U.S. windstorms and Mississippi floods.
(4)	For the Reinsurance segment, Other natural catastrophes include Cyclone Yasi in Australia, the Slave Lake fire in Canada, Texas wildfires and the Danish floods.

For further details see the segment results in the “Income Statement Analysis” below.

2) Market movement impacts on the Company’s investment portfolio

          During the three months ended September 30, 2011, decreasing interest rates, mostly offset by widening credit spreads, resulted in a small favorable net impact on the Company’s investment portfolio. Net unrealized gains on available for sale investments increased by $146.4 million as compared to June 30, 2011. This represents approximately a 0.3% appreciation on average assets for the three months ended September 30, 2011.

          The following table provides further detail regarding the movements in relevant credit markets, as well as in government interest rates using selected market indices:

	Interest Rate Movement for the three months ended September 30, 2011 (1) (‘+’/‘-’ represents increases / decreases in interest rates)	Credit Spread Movement for the three months ended September 30, 2011 (2) (‘+’/‘-’ represents widening / tightening of credit spreads)

United States	-81 basis points (5 year Treasury)	+96 basis points (U.S. Corporate A rated)
+71 basis points (U.S. CMBS, AAA rated)

United Kingdom	-96 basis points (10 year Gilt)	+54 basis points (U.K. Corporate, AA rated)
Euro-zone	-111 basis points (5 year Bund)	+143 basis points (Europe Corporate, A rated)

(1)	Source: Bloomberg Finance L.P.
(2)	Source: Merrill Lynch Global Indices.

          During the nine months ended September 30, 2011, credit spreads widened, particularly in Euro-zone, offset by decreasing interest rates primarily in Europe. The net impact of the market conditions on the Company’s investment portfolio for the nine months ended September 30, 2011 was favorable and in addition, losses realized resulted in a total decrease in net unrealized losses on available for sale investments as compared to December 31, 2010 of $377.9 million. This represents approximately a 0.8% appreciation on average assets for the nine months ended September 30, 2011.

          The following table provides further detail regarding the movements in relevant credit markets, as well as in government interest rates using selected market indices:

	Interest Rate Movement for the nine months ended September 30, 2011 (1) (‘+’/‘-’ represents increases / decreases in interest rates)	Credit Spread Movement for the nine months ended September 30, 2011 (2) (‘+’/‘-’ represents widening / tightening of credit spreads)

United States	-106 basis points (5 year Treasury)	+92 basis points (U.S. Corporate A rated)
+70 basis points (U.S. CMBS, AAA rated)

United Kingdom	-97 basis points (10 year Gilt)	+56 basis points (U.K. Corporate, AA rated)
Euro-zone	-67 basis points (5 year Bund)	+119 basis points (Europe Corporate, A rated)

(1)	Source: Bloomberg Finance L.P.
(2)	Source: Merrill Lynch Global Indices.

          Net realized losses on investments in the three and nine months ended September 30, 2011 totaled $62.4 million and $138.3 million, respectively, including net realized losses of approximately $66.8 million and $131.4 million respectively related to the impairment of certain of the Company’s fixed income investments, where the Company determined that there was an other-than-temporary decline in the value of those investments related to credit.

          Of the $66.8 million, there were net realized losses of $32.8 million related to credit impairments on structured credit securities. These primarily represented below investment grade non-Agency RMBS, including those with sub-prime and Alt-A collateral. A further $6.1 million in net realized losses related to impairments of medium term notes backed primarily by investment grade European credit. The Company adjusted the estimated remaining holding period of certain notes resulting in a shorter reinvestment spectrum. Consistent with prior quarters, management continues to evaluate the impairment of the investment portfolio and has concluded that, as of September 30, 2011, the remaining gross unrealized losses are temporary in nature. The Company also recorded impairments of $6.5 million on corporate securities, primarily hybrids, and $21.4 million related to foreign exchange losses.

          3) Continuing competitive factors impacting the underwriting environment

          Insurance

          In the third quarter of 2011, the Insurance segment achieved a second consecutive quarter of positive pricing, despite the continued competitive market conditions. Gross premiums written increased in the third quarter of 2011 as compared to the same period of 2010 by over 16%. When normalized for foreign exchange, the renewal of certain long term agreements as annual policies that were not reflected in last year’s premiums and the favorable true-ups of various premium accruals and other adjustments, the increase was approximately 9%. This increase was driven by new business in International property, construction and upper middle markets, North America construction, excess casualty and general property, and continued growth in certain professional and P&C programs as well as by rate improvement across most of our lines of business. Excluding the U.S. D&O book, overall rate increases for the Insurance segment were approximately 2% in the third quarter compared to the same period of 2010. The U.S. D&O market remains highly competitive, and rates for that book of business declined 5-6% during the third quarter. The Insurance segment continues to be extremely diligent with rates on existing accounts and in the selection of new business.

          Reinsurance

          The July 1 renewal season for the Reinsurance segment saw risk adjusted gains in the U.S. and International catastrophe books and, given the level of global catastrophe losses so far this year, the Company believes that these trading conditions should remain going into January 1 renewals. As noted above, the pricing environment on the primary side is showing rate growth with the exception of U.S. D&O. This generally positive pricing momentum should benefit the U.S. and International casualty books where a significant amount of proportional reinsurance is written.

          There can be no assurance, however, that such (re)insurance rate conditions or growth opportunities will be sustained or further materialize, or lead to improvements in our books of business. See “Cautionary Note Regarding Forward-Looking Statements.”

         Other Key Focuses of Management

          The Company remains focused on, among other things, tailoring the Company’s business model to focus on its core P&C business, optimizing the P&C investment portfolio, and enhancing its enterprise risk management capabilities. The Company continues to focus on those lines of business within its Insurance and Reinsurance segments that provide the best return on capital. Details relating to these initiatives are discussed in “Other Key Focuses of Management” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. That discussion is updated with the disclosures set forth below.

Capital Management

          On September 30, 2011, XL-Cayman completed the sale of $400 million aggregate principal amount of 5.75% Senior Notes due 2021 at the issue price of 100% of the principal amount. The 5.75% Senior Notes are fully and unconditionally guaranteed by XL-Ireland. The 5.75% Senior Notes bear interest at a rate of 5.75% per annum, payable semiannually, beginning on April 1, 2012, and mature on October 1, 2021. XL-Cayman may redeem the 5.75% Senior Notes, in whole or part, from time to time in accordance with the terms of the indenture pursuant to which the 5.75% Senior Notes were issued. XL-Cayman received net proceeds of approximately $396.4 million from the offering, which will be used to partially repay the $600 million par value 6.5% Guaranteed Senior Notes due January 2012 which were issued by XLCFE.

          In August 2011, in accordance with the terms of the 10.75% equity security units (the “10.75% Units”), XL-Cayman purchased and retired all of the 8.25% senior notes due August 2021 (the “8.25% Senior Notes”) for $575 million in a remarketing. These notes comprised a part of the 10.75% Units. The proceeds from the remarketing were used to satisfy the purchase price for XL-Ireland’s ordinary shares issued to holders of the 10.75% Units pursuant to the forward purchase contracts comprising a part of the 10.75% Units. Each forward purchase contract provided for the issuance of 1.3242 ordinary shares of XL-Ireland at a price of $25 per share. The settlement of the forward purchase contracts resulted in XL-Ireland’s issuance of an aggregate of 30,456,600 ordinary shares for an aggregate purchase price of $575 million. As a result of the settlement of the forward purchase contracts, the 10.75% Units ceased to exist and are no longer traded on the NYSE.

          In August 2011, XL-Cayman completed a cash tender offer for its outstanding Redeemable Series C preference ordinary shares that resulted in 2,811,000 Redeemable Series C preference ordinary shares with a liquidation value of $25.00 being repurchased and canceled by XL-Cayman for approximately $71.0 million including accrued and unpaid dividends and professional fees. Subsequent to the expiration of the tender offer, and on the same terms as the offer, XL-Cayman repurchased and canceled the remaining outstanding Redeemable Series C preference ordinary shares with a liquidation value of $25.00 for approximately $0.9 million plus accrued and unpaid dividends. As of September 30, 2011, no Redeemable Series C preference ordinary shares were outstanding.

          During the third quarter of 2011, the Company purchased and canceled 15.1 million ordinary shares under its buyback program adopted in November 2010 for $307.7 million. All share buybacks were carried out by way of redemption in accordance with Irish law and the Company’s constitutional documents. All shares so redeemed were canceled upon redemption. At September 30, 2011, $290.4 million remained available to be used for purchases under this program and no further buybacks have been made in the subsequent period to November 1, 2011.

          On October 15, 2011, XL-Cayman issued $350,000,000 of its Series D Preference Ordinary Shares (the “Series D Preferred Shares”) for consideration of cash and liquid investments which were held in a trust account that was part of the Stoneheath Re (“Stoneheath”) facility. Holders of the non-cumulative perpetual preferred securities (“Stoneheath Securities”) issued by Stoneheath in December 2006 will receive one Series D Preferred Share in exchange for each Stoneheath Security. This distribution will occur on November 16, 2011. Dividends on the Series D Preferred Shares will be declared and paid automatically on a non-cumulative basis on January 15, April 15, July 15 and October 15 of each year at a floating rate of three-month LIBOR plus 3.120% on the liquidation preference, accruing from October 15, 2011. XL-Cayman intends to use the consideration it receives as partial funding (along with the proceeds received in the sale of the 5.75% Senior Notes as described above) for the repayment at maturity of the outstanding $600 million par value 6.5% Guaranteed Senior Notes due January 2012 of XLCFE, with the balance available for general corporate purposes.

Risk Management

          The Company’s risk appetite framework guides its strategies relating to, among other things, capital preservation, earnings volatility, net worth at risk, operational loss, liquidity standards, capital rating and capital structure, with the objective of preserving the Company’s capital base. This framework also addresses the Company’s tolerance to risks from material individual events (e.g., natural or man-made catastrophes such as terrorism), the Company’s investment portfolio and realistic disaster scenarios that cross multiple lines of business and risks related to some or all of the above that may actualize concurrently.

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

3.

The Company also imposes limits for certain other event types at a 0.4% exceedance probability as described in further detail below. If the Company were to deploy the full limit, for any such given event type, there would be a 0.4% probability that an event would occur during the next year which would result in a net underwriting loss in excess of the limit.

          For planning purposes and to calibrate risk tolerances for business to be written from September 30, 2011 through September 30, 2012, the Company set its underwriting limits as a percent of September 30, 2011 Tangible Shareholders’ Equity (hereafter, “Tangible Shareholders’ Equity”). Tangible Shareholders’ Equity is defined as Total Shareholders’ Equity less Goodwill and Other Intangible Assets. These limits may be recalibrated, from time to time, to reflect material changes in Total Shareholders’ Equity that may occur after September 30, 2011, at the discretion of management and as overseen by the Board.

          Tier I event types (“Tier 1 Events”) which include natural catastrophes, terrorism and other realistic disaster scenarios, and Tier 2 event types (“Tier 2 Events”) which include country risk, longevity risk and pandemic risk, are internal risk classifications for the purposes of defining the Company’s risk tolerances. In determining Tier 1 and Tier 2 event types the Company considers such factors as:

•	Anticipated risk adjusted returns

•	Strategic risk preferences

•	Relativity to peers

•	Shareholder expectations

•	Robustness of exposure assessment methodology

•	Projected enterprise loss potential

          Per event 1% exceedance probability underwriting limits for Tier 1 Events are set at a level not to exceed approximately 15% of Tangible Shareholders’ Equity.

          Per event 1% TVaR underwriting limits for certain peak natural catastrophe peril regions approximate 20% of Tangible Shareholders’ Equity. 1% TVaR underwriting limits for non-peak natural catastrophe peril regions are set below the per event 1% TVaR limits described above.

          Per event 1% exceedance probability underwriting limits for Tier 2 Events are set at a level not to exceed 7.5% of Tangible Shareholders’ Equity.

          Per event 0.4% exceedance probability underwriting limits for Tier 2 Events are set at a level not to exceed 15% of Tangible Shareholders’ Equity. The 0.4% exceedance probability limit is used for Tier 2 Events rather than a TVaR measure due to the difficulty in estimating the full distribution of outcomes in the extreme tail of the distribution for these risk types as required for the TVaR measure.

          In all instances, the above referenced underwriting limits reflect pre-tax losses net of reinsurance and include inwards and outwards reinstatement premiums related to the specific events being measured. The limits are not net of underwriting profits expected to be generated in the absence of catastrophic loss activity.

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

•

Changing climate conditions that may add to the unpredictability of frequency and severity of natural catastrophes in certain parts of the world and create additional uncertainty as to future trends and exposures;

•	Future possible increases in property values and the effects of inflation that may increase the severity of catastrophic events to levels above the modeled levels;

•

Natural catastrophe models that incorporate and are critically dependent on meteorological, seismological and other earth science assumptions and related statistical relationships that may not be representative of prevailing conditions and risks, and may therefore misstate how particular events actually materialize, causing a material deviation between forecasted and actual damages associated with such events; and

•	A change in the judicial climate.

          For the above and other reasons, the incidence, timing and severity of catastrophes and other event types are inherently unpredictable and it is difficult to estimate the amount of loss any given occurrence will generate. As a consequence, there is material uncertainty around the Company’s ability to measure exposures associated with individual events and combinations of events. This uncertainty could cause actual exposures and losses to deviate from those amounts estimated below, which in turn can create a material adverse effect on the Company’s financial condition and results of operations and may result in substantial liquidation of investments, possibly at a loss, and outflows of cash as losses are paid.

          The table below shows the Company’s estimated per event net 1% and 0.4% exceedance probability exposures for certain peak natural catastrophe peril regions. These estimates assume that amounts due from reinsurance and retrocession purchases are 100% collectible. There may be credit or other disputes associated with these potential receivables. Finally, the probable maximum losses in the table below were derived by application of a new vendor model that was released during the first quarter of 2011 and, accordingly, could be more unreliable than the model that was used historically.

			1-in-100 Event		1-in-250 Event

Geographical Zone (U.S. dollars in millions)	Peril	Measurement Date of In-Force Exposures (1)	Probable Maximum Loss (2)	Percentage of Tangible Shareholders’ Equity at September 30, 2011	Probable Maximum Loss (2)	Percentage of Tangible Shareholders’ Equity at September 30, 2011

North America	Earthquake	July 1, 2011	$854	8.5%	$1,363	13.5%
U.S.	Windstorm	July 1, 2011	1,384	13.7%	1,808	17.9%
Europe	Windstorm	July 1, 2011	553	5.5%	809	8.0%
Japan	Earthquake	July 1, 2011	258	2.6%	346	3.4%
Japan	Windstorm	July 1, 2011	142	1.4%	209	2.1%

(1)	Detailed analyses of aggregated in-force exposures and maximum loss levels are done periodically. The measurement dates represent the date of the last completed detailed analysis by geographical zone.
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

Variable Interest Entities and Other Off-Balance Sheet Arrangements

          For further information, see the discussion of the Company’s variable interest entities and other off-balance sheet arrangements in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and Item 1, Note 11, “Variable Interest Entities,” to the Unaudited Consolidated Financial Statements included herein.

          Segment Results for the three months ended September 30, 2011 compared to the three months ended September 30, 2010

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

          The following table summarizes the underwriting results for this segment:

	(Unaudited) Three Months Ended September 30,

(U.S. dollars in thousands)	2011	2010	% Change

Gross premiums written	$1,156,901	$991,781	16.6%
Net premiums written	872,757	776,869	12.3%
Net premiums earned	930,067	872,148	6.6%
Net losses and loss expenses	(767,091)	(640,999)	19.7%
Acquisition costs	(118,521)	(109,788)	8.0%
Operating expenses	(158,134)	(155,816)	1.5%

Underwriting profit (loss)	$(113,679)	$(34,455)	NM *
Net results – structured products	$2,457	$3,015	(18.5)%
Net fee income and other	(3,484)	(3,713)	(6.2)%

*	NM - Not meaningful

          Gross premiums written increased in the third quarter of 2011 as compared to the same period of 2010 by 16.6% and, when evaluated in local currency, increased by 11.2%, mainly driven by the NAPC and IPC units. There was new business growth in NAPC for all lines and in IPC for property construction and energy lines. In addition to favorable foreign exchange and new business, the renewal of long term agreements as annual policies in IPC and certain premium adjustments in Specialty contributed to increased premiums. These increases were partially offset by declines in Professional lines predominantly from lower levels of new business.

          Net premiums written increased by 12.3% in the third quarter of 2011 compared to the same period of 2010. The increase resulted from the gross premiums written increases outlined above, partially offset by an increase in ceded premiums written of 32.2%. The increase in ceded premiums written relates to increased amounts of facultative and captive reinsurance, primarily in IPC property and primary casualty, NAPC and IPC property reinstatement premiums, higher volumes in NAPC excess casualty and favorable foreign exchange rate changes as compared to 2010.

          Net premiums earned increased by 6.6% in the third quarter of 2011 as compared to the same period of 2010. The increase primarily resulted from higher net written premiums earned in the IPC primary casualty and middle market, NAPC property and International Professional, and the favorable impact of foreign exchange rates, offset by the reinstatement premiums noted above and the earn-out of lower net premiums written in U.S. Professional.

          The following table presents the ratios for this segment:

	(Unaudited) Three Months Ended September 30,

	2011	2010

Loss and loss expense ratio	82.5%	73.5%
Underwriting expense ratio	29.7%	30.5%

Combined ratio	112.2%	104.0%

          The loss and loss expense ratio includes net losses incurred for both the current quarter and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Insurance segment for the third quarter of 2011 as compared to the same period of 2010:

	(Unaudited) Three Months Ended September 30,

(U.S. dollars in millions)	2011	2010

Property	$12.8	$8.0
Casualty	5.1	(9.2)
Professional	2.6	(0.6)
Specialty and other	0.9	6.3

Total	$21.4	$4.5

Loss and loss expense ratio excluding prior year development	80.2%	73.0%

          Excluding prior year development, the loss ratio for the third quarter of 2011 increased by 7.2 loss percentage points as compared to the same period in 2010. Catastrophe losses net of reinsurance recoveries and including reinstatement premiums were

$51.5 million higher in the third quarter of 2011 compared to the same period of 2010. For further details on the catastrophe losses in 2011 see “Significant Items affecting the Results of Operations – 1) The impact of significant large natural catastrophe activity” above. Excluding favorable prior year development and net catastrophe losses in both quarters, the current accident year loss ratio increased by 2.1 points from 2010 to 2011 due to higher large loss activity in the property books of both the IPC and NAPC business groups.

          Net unfavorable prior year reserve development of $21.4 million for the three months ended September 30, 2011 was mainly attributable to the following:

•

For property lines, net prior year development during the quarter was $12.8 million unfavorable as a result of worse than expected reported loss activity mainly on the 2010 accident year for the non-catastrophe exposures.

•	For casualty lines, net prior year development during the quarter was $5.1 million unfavorable primarily due to an increase in the reinsurance bad debt reserves.

•	For professional lines, net prior year development during the quarter was $2.6 million unfavorable primarily due to an increase in the reinsurance bad debt reserves.

•	For specialty and other lines, net prior year development during the quarter was $0.9 million unfavorable.

          The decrease in the underwriting expense ratio in the three months ended September 30, 2011 as compared to the same period of 2010 was due to a decrease in the operating expense ratio of 0.9 points (17.0% as compared to 17.9%) while the acquisition expense ratio was relatively flat at 12.7% and 12.6% for the third quarter of 2011 and 2010, respectively. The decrease in the operating expense ratio was primarily from lower compensation expenses in the third quarter of 2011, partially offset by unfavorable foreign exchange movements.

          Net fee income and other decreased in the third quarter of 2011 as compared to the same period of 2010 mainly as a result of lower income, partially offset by lower expenses related to the Company’s loss prevention consulting services.

          Net results from structured insurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Net results from these contracts have marginally decreased in the third quarter of 2011 as compared to the same period of 2010. The decrease reflects the overall run-off nature of this line of business combined with a change in the interest rate hedging strategy on one of the larger transactions.

          Reinsurance

          The Company’s Reinsurance segment provides casualty, property risk, property catastrophe, marine, aviation and other specialty reinsurance on a global basis with business being written on both a proportional and non-proportional treaty basis and also on a facultative basis. The reinsurance operations are structured into geographical operating units: North America, Bermuda, International (Europe and Asia Pacific) and Latin America.

          The following table summarizes the underwriting results for this segment:

	(Unaudited) Three Months Ended September 30,

(U.S. dollars in thousands)	2011	2010	% Change

Gross premiums written	$619,260	$533,730	16.0%
Net premiums written	419,949	389,203	7.9%
Net premiums earned	432,465	396,593	9.0%
Net losses and loss expenses	(220,968)	(170,981)	29.2%
Acquisition costs	(79,839)	(82,271)	(3.0)%
Operating expenses	(40,179)	(44,220)	(9.1)%

Underwriting profit	$91,479	$99,121	(7.7)%
Net results – structured products	$3,388	$(9,829)	NM *
Fee income and other	1,120	1,017	10.1%

*	NM - Not meaningful

          Gross premiums written increased in the third quarter of 2011 as compared to the same period of 2010 by 16.0% and, when evaluated in local currency, increased by 14.7%. The premium increase was predominantly from the North America property business where there have been increased premiums on a U.S. agricultural program due to rising crop commodity prices in 2011, as compared to the same period of 2010, when the crop prices were declining. There was also premium growth in Bermuda property catastrophe lines and International marine and casualty lines. Bermuda property premium growth was from positive amendments to prior year premium estimates and new business. International marine and casualty growth was from new business, price increases and reinstatement premiums. These increases were partially offset by decreases in Latin America due to the non-renewal of certain treaties.

          Net premiums written increased by 7.9% in the third quarter of 2011 compared to the same period of 2010. The increase resulted from the gross written premium increases outlined above partially offset by an increase in ceded premiums written. Ceded premiums written increased by 37.9% reflecting the increase in premiums on the U.S. agricultural program, outlined above, which has a high ceding ratio.

          Net premiums earned increased by 9.0% in the third quarter of 2011 as compared to the same period of 2010. The increase is a reflection of the overall growth in net premiums written in 2011.

          The following table presents the ratios for this segment:

	(Unaudited) Three Months Ended September 30,

	2011	2010

Loss and loss expense ratio	51.1%	43.1%
Underwriting expense ratio	27.7%	31.9%

Combined ratio	78.8%	75.0%

          The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Reinsurance segment for the three months ended September 30, 2011 and 2010:

	(Unaudited) Three Months Ended September 30,

(U.S. dollars in millions)	2011	2010

Property and other short-tail lines	$1.9	$(30.1)
Casualty and other	(41.7)	(56.7)

Total	$(39.8)	$(86.8)

Loss and loss expense ratio excluding prior year development	60.3%	65.0%

          Excluding prior year development, the loss ratio for the third quarter of 2011 decreased by 4.7 loss percentage points as compared to the same period in 2010. Catastrophe losses net of reinsurance recoveries and including reinstatement premiums were $7.1 million lower in the third quarter of 2011 compared to the same period of 2010. For further details on catastrophe losses in 2011 see “Significant Items affecting the Results of Operations – 1) The impact of significant large natural catastrophe activity” above. Excluding favorable prior year development, net catastrophe losses and reinstatement premiums in both quarters, the loss ratio decreased by 2.4 points from 2010 to 2011 due to changes in business mix and marine losses in the third quarter of 2010.

          Net favorable prior year reserve development of $39.8 million for the third quarter of 2011 was mainly attributable to the long-tailed lines as follows:

•	Net favorable prior year development of $41.7 million for the long-tailed lines in the quarter and details of these by specific lines are as follows:

•

For casualty lines, net prior year development during the quarter was $28.7 million favorable due to better than expected claim activity in North America and in Europe, predominantly for the 2000 to 2006 underwriting years.

•

For other lines, net prior year development during the quarter was $13.0 million favorable due to reserve releases on whole account treaties written on Lloyd’s syndicates for the 2008 underwriting year of $7.7 million with the remainder mainly from releases of large loss and trade credit reserves.

          The decrease in the underwriting expense ratio in the third quarter of 2011 as compared to the same period of 2010 was due to a reduction in the operating expense ratio of 2.0 points (9.2% as compared to 11.2%) and a reduction in the acquisition expense ratio of 2.2 points (18.5% as compared to 20.7%). The decrease in the operating expense ratio was due to lower compensation expenses in the third quarter of 2011. The decrease in the acquisition expense ratio was from a variety of sources including, the Latin America book, a reduction in sliding scale commissions for property proportional programs and from the U.S. crop program which carries very low acquisition costs.

          Fee income and other was in line with the third quarter of 2011 as compared to the same period of 2010.

          Net results from structured reinsurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Net results from these contracts have increased in the third quarter of 2011 as compared to the same period of 2010 due to higher interest expense in the prior year. This higher interest expense was due to an accretion rate adjustment recorded in the prior year quarter based on changes in expected cash flows and payout patterns on one of the larger structured indemnity contracts.

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

          The following summarizes the contribution from this segment:

	(Unaudited) Three Months Ended September 30,

(U.S. dollars in thousands)	2011	2010	% Change

Gross premiums written	$100,564	$103,957	(3.3)%
Net premiums written	90,769	96,444	(5.9)%
Net premiums earned	90,794	96,586	(6.0)%
Claims and policy benefits	(139,549)	(144,358)	(3.3)%
Acquisition costs	(9,193)	(6,114)	50.4%
Operating expenses	(2,352)	(2,372)	(0.8)%
Net investment income	80,349	78,387	2.5%
Fee income and other	41	54	(24.1)%
Realized gains (losses) on investments	(23,307)	(1,512)	NM *

Contribution from Life operations	$(3,217)	$20,671	NM *

*	NM – Not meaningful

          The following table is an analysis of the Life operations gross premiums written, net premiums written and net premiums earned for the three month periods ended September 30, 2011 and 2010:

	(Unaudited) Three Months Ended September 30, 2011			(Unaudited) Three Months Ended September 30, 2010

(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

Other Life	$59,815	$57,428	$57,452	$64,465	$64,066	$64,208
Annuity	40,749	33,341	33,342	39,492	32,378	32,378

Total	$100,564	$90,769	$90,794	$103,957	$96,444	$96,586

          Gross premiums written decreased in the third quarter of 2011 as compared to the same period of 2010 by 3.3%, due to a 7.2% decrease from the Other Life business, partially offset by a 3.2% increase from the Annuity business. The decrease from the Other Life business was driven predominantly by the natural run-down of the book of business, offset by favorable foreign exchange movements and the increase from the Annuity business was due to foreign exchange movements. Ceded premiums written increased due primarily to higher prior underwriting year premiums on the short-term life business, and favorable foreign exchange movements.

          Net premiums earned decreased in the third quarter of 2011 as compared to the same period of 2010 by 6.0%. This decrease was consistent with the decrease in gross and net premiums written as described above.

          Claims and policy benefit reserves decreased by 3.3% in the third quarter of 2011 as compared to the same period of 2010, largely due to the prior year containing IBNR increases, and in line with the natural run down of the book of business, despite negative foreign exchange movements.

          Acquisition costs increased in the third quarter of 2011 as compared to the same period of 2010 by 50.4%, primarily due to amendments to prior underwriting years commissions.

          Operating expenses decreased by 0.8% in the third quarter of 2011 as compared to the same period in the prior year.

          Net investment income is included in the calculation of contribution from Life operations, as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. Net investment income increased by 2.5% in the third quarter of 2011 as compared to the same period of 2010, due to a positive foreign exchange impact, but was broadly in line with expected returns in underlying currencies.

          The realized losses on investments within the Life portfolio relate primarily to the sale of European financials, mainly hybrid securities. See “Net Realized Gains and Losses and Other-than-Temporary Declines in the Value of Investments” below for an analysis of the Company’s total realized losses on investments during the three months ended September 30, 2011.

          Investment Activities

          The following table illustrates the change in net investment income from P&C operations, net income from investment fund affiliates, net realized (losses) gains on investments and net realized and unrealized gains (losses) on investment derivative instruments for the three months ended September 30, 2011 and 2010:

	(Unaudited) Three Months Ended September 30,

(U.S. dollars in thousands)	2011	2010	% Change

Net investment income – property and casualty operations (1)	$209,757	$216,348	(3.0)%
Net income (loss) from investment fund affiliates (2)	(7,123)	3,105	NM	*
Net realized (losses) on investments	(62,354)	(68,755)	(9.3)%
Net realized and unrealized gains (losses) on investment and other derivative instruments	(26,916)	12,473	NM	*

(1)	Net investment income relating to P&C operations includes the net investment income related to the net results from structured products.
(2)

The Company records the income related to alternative fund affiliates on a one month lag and the private investment fund affiliates on a three month lag in order for the Company to meet the accelerated filing deadlines.

          Net investment income related to P&C operations decreased in the third quarter of 2011 as compared to the same period of 2010 primarily as a result of cash outflows from the invested portfolio and declining interest rates in all jurisdictions.

          Net income (loss) from investment fund affiliates decreased in the third quarter of 2011 as compared to the same period of 2010, reflecting the generally weaker capital markets environment this year for the Company’s alternative funds and private investment portfolio as against the third quarter of 2010.

          The Company manages its investment grade fixed income securities in accordance with investment guidelines approved by the Risk and Finance Committee of the Board of Directors. The following is a summary of the investment portfolio returns for the three months ended September 30, 2011 and 2010:

	(Unaudited) Three Months Ended September 30,

	2011(1)	2010 (1)

Fixed income portfolios
USD fixed income portfolio	1.4%	1.6%
GBP fixed income portfolio	2.5%	4.9%
EUR fixed income portfolio	3.4%	3.4%
Other portfolios
Alternative portfolio (2)	(1.3)%	1.4%
Equity portfolio (3)	(17.4)%	—
High-Yield fixed income portfolio	(3.4)%	2.6%

(1)

Portfolio returns are calculated by dividing the sum of gross investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio. Performance is measured in the underlying asset currency.

(2)	Performance on the alternative portfolio reflects the three months ended August 31, 2011 and August 31, 2010, respectively.

(3)

Investment returns for the equity portfolio were negligible in 2010 and, accordingly, performance returns were not presented. Included within the equity portfolio are investments in fixed income funds of $91.1 million and nil at September 30, 2011 and December 31, 2010, respectively.

          Net Realized Gains and Losses and Other-than-Temporary Declines in the Value of Investments

          Net realized losses on investments of $62.4 million in the three months ended September 30, 2011 included net realized losses of approximately $66.8 million related to the write-down of certain of the Company’s fixed income investments. Included in the net realized losses noted above are net realized gains of $4.5 million from sales of investments.

          The significant components of the net impairment charges of $66.8 million were:

•

Net impairments of $32.8 million for the three months ended September 30, 2011 relating to structured credit securities. The Company determined that the likely recovery on these securities was below the carrying value, and accordingly recorded impairments on the securities to the discounted value of the expected cash flows.

•	For corporate securities, excluding medium term notes, the Company recorded net impairments totaling $6.5 million, principally on hybrid securities.

•

Net impairments totaling $6.1 million for the three months ended September 30, 2011 related to medium term notes backed primarily by investment grade European credit. The Company adjusted the estimated remaining holding period of certain notes resulting in a shorter reinvestment spectrum.

•

Net impairments of $21.4 million related to foreign exchange losses arising on U.S. Dollar denominated securities held in a Swiss franc functional currency entity. These foreign exchange losses are recorded as part of the foreign currency revaluation process; however, because the Company’s consolidated reporting currency is U.S. dollars, the foreign exchange impairment recorded on these securities is fully offset by a cumulative foreign currency translation adjustment gain recorded upon the consolidation of the foreign currency entity.

          Net realized losses in the third quarter of 2010 included net realized losses of $38.0 million related to the write-down of certain of the Company’s fixed income, equity and other investments with respect to which the Company determined that there was an other-than-temporary decline in the value of those investments, as well as net realized losses of $30.8 million from sales of investments.

          Net Realized and Unrealized Gains and Losses on Investment-Related Derivatives

          Net realized and unrealized gains on investment derivatives and other derivative instruments for the three months ended September 30, 2011 resulted from the Company’s investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments.

          Other Revenues and Expenses

          The following table sets forth other revenues and expenses for the three months ended September 30, 2011 and 2010:

	(Unaudited) Three Months Ended September 30,

(U.S. dollars in thousands)	2011	2010	% Change

Net income (loss) from operating affiliates (1)	$35,552	$14,035	NM *
Exchange gains (losses)	39,425	(44,540)	NM *
Amortization of intangible assets	(885)	(465)	90.3%
Corporate operating expenses	(32,962)	(19,782)	66.6%
Interest expense (2)	(35,885)	(36,146)	(0.7)%
Income tax (benefit) expense	(24,718)	(29,810)	(17.1)%

(1)	The Company generally records the income related to certain operating affiliates on a three month lag in order for the Company to meet accelerated filing deadlines.
(2)	Interest expense does not include interest expense related structured products as reported within the Insurance and Reinsurance segments and Corporate.
*	NM – Not meaningful

          The following table sets forth the net income (loss) from operating affiliates for the three months ended September 30, 2011 and 2010:

	(Unaudited) Three Months Ended September 30,

(U.S. dollars in thousands)	2011	2010	% Change

Net income (loss) from financial operating affiliates	$—	$2,004	NM	*
Net income from investment manager affiliates	30,288	321	NM	*
Net income from other strategic operating affiliates	5,264	11,710	(55.0)%

Total	$35,552	$14,035	NM	*

*	NM - Not meaningful

          Investment manager affiliate income increased substantially in the third quarter of 2011 as compared to the same period in the prior year, reflecting principally the positive income of the sale of the Company’s ownership stake in Finisterre as well as generally solid operating results from the remaining investment manager affiliates in the current quarter, compared to flat results in the same quarter of 2010.

          Strategic operating affiliate income decreased in the third quarter of 2011 as compared to the third quarter of 2010 due to higher prior period income related to an insurance affiliate which writes direct U.S. homeowners insurance.

          Foreign exchange gains in the third quarter of 2011 were primarily driven by the stronger U.S. dollar against certain European currencies, including the U.K. sterling the Swiss franc and the Euro, as well as the Canadian dollar. In the quarter ended September 30, 2010, a weakening U.S. dollar relative to a number of currencies, particularly the U.K. sterling and the Australian dollar and, to a lesser extent, the Euro, gave rise to foreign exchange losses.

          Corporate operating expenses increased in the third quarter of 2011 as compared to the same period in the prior year primarily as a result of certain strategic corporate initiatives taking place in 2011.

          Interest expense marginally decreased in the third quarter of 2011 as compared to the same period in the prior year as a result of interest savings from the remarketing of the 8.25 Senior Notes and the settlement of the 10.75% Units offset by changes in the Company’s debt hedging activities from 2010. See “Key Focuses of Management – Capital Management” herein.

          The tax charge incurred in the three months ended September 30, 2011 was $24.7 million. The decrease in the Company’s income tax expense in the quarter compared to the same period of 2010 arose principally from lower income in taxable jurisdictions in the current quarter.

          Segment Results for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

          Insurance

          The following table summarizes the underwriting results for this segment:

	(Unaudited) Nine Months Ended September 30,

	2011	2010	% Change
(U.S. dollars in thousands)
Gross premiums written	$3,669,280	$3,209,411	14.3%
Net premiums written	2,684,938	2,435,557	10.2%
Net premiums earned	2,713,430	2,637,825	2.9%
Net losses and loss expenses	(2,163,786)	(1,881,502)	15.0%
Acquisition costs	(340,048)	(312,166)	8.9%
Operating expenses	(488,837)	(472,057)	3.6%

Underwriting profit (loss)	$(279,241)	$(27,900)	NM *
Net results – structured products	$8,407	$11,594	(27.5)%
Net fee income and other	(12,614)	(11,836)	6.6%

*	NM – Not meaningful

          Gross premiums written increased by 14.3% in the nine months ended September 30, 2011 compared to the same period of 2010 and, when evaluated in local currency, increased by 10.6%. The IPC and NAPC business groups both experienced increased gross premiums written which were partially offset by declines from the Specialty and Professional business groups. The growth in premium is driven by new business growth across all lines in NAPC and the property and middle market lines in IPC along with favorable foreign exchange. In addition to favorable foreign exchange and new business, the renewal of long term agreements as annual policies in IPC Primary Casualty, selective long term agreements, certain premium adjustments and increased shares contributed to increased premiums for the segment. For Professional and Specialty business groups, a reduction in gross premiums written was attributable to lower new business in marine and U.S. professional partially offset by new business in general aviation, specie and certain niche professional lines. In addition, a lower renewable base over the prior year further contributed to the reduction in U.S. professional gross premiums written.

          Net premiums written increased by 10.2% in the nine months ended September 30, 2011 as compared to the same period of 2010. The increase resulted from the gross premiums written increases outlined above partially offset by an increase in ceded premiums written of 27.2%. The increase in ceded premiums written relates to increased utilization of facultative reinsurance, primarily in IPC, the unfavorable impact of foreign exchange rates, adverse amendments to prior year premium estimates in property, excess casualty and middle market excess of loss treaties and reinstatement premiums related to catastrophe, property and marine losses.

          Net premiums earned increased by 2.9% in the nine months ended September 30, 2011 as compared to the same period of 2010. The increase primarily resulted from higher net written premiums earned through primary casualty, property and middle markets and favorable foreign exchange impacts offset by the catastrophe, property and marine reinstatement premiums noted above and the earn-out of lower net premiums written in U.S. Professional and certain discontinued and environmental lines.

          The following table presents the ratios for this segment:

	(Unaudited) Nine Months Ended September 30,

	2011	2010

Loss and loss expense ratio	79.7%	71.3%
Underwriting expense ratio	30.6%	29.8%

Combined ratio	110.3%	101.1%

          The loss and loss expense ratio includes net losses incurred for both the current period and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Insurance segment for the nine months ended September 30, 2011 compared to the same period of 2010:

	(Unaudited) Nine Months Ended September 30,

(U.S. dollars in millions)	2011	2010

Property	$(10.9)	$(19.6)
Casualty	17.1	4.2
Professional	(72.6)	(35.3)
Specialty and other	17.4	(11.2)

Total	$(49.0)	$(61.9)

Loss and loss expense ratio excluding prior year development	81.5%	73.7%

          Excluding prior year development, the loss ratio for the nine months ended September 30, 2011 increased by 7.8 loss percentage points as compared to the same period in 2010 due to higher levels of catastrophe losses occurring in the nine months ended September 30, 2011. Catastrophe losses net of reinsurance recoveries and including reinstatement premiums were $101.6 million higher for the nine months ended September 30, 2011 compared to the same period of 2010. For further details on these catastrophe losses in 2011 see “Significant Items affecting the Results of Operations – 1) The impact of significant large natural catastrophe activity” above. Excluding favorable prior year development and net catastrophe losses in both periods, the current accident year loss ratio increased by 4.3 points from 2010 to 2011 due to higher large loss activity in energy, property, marine and aerospace businesses.

          Net favorable prior year reserve development of $49.0 million (gross unfavorable of $29.9 million) for the nine months ended September 30, 2011 was mainly attributable to the following:

•

For property lines, net prior year development in the nine months ended September 30, 2011 was $10.9 million favorable as a result of better than expected reported loss activity for the 2010 accident year for the non-catastrophe exposures and a decrease of $8.5 million for the 2010 Queensland flood catastrophe losses, partially offset by adverse development of $6.6 million for the 2010 European flood catastrophe losses and $1.9 million for the 2009 Japan earthquake catastrophe losses.

•

For casualty lines, net prior year development in the nine months ended September 30, 2011 was $17.1 million unfavorable (gross unfavorable of $100.0 million) related to adverse development on large excess casualty claims of $23.3 million in the 2010 accident year and adverse loss experience for the U.S. risk management workers compensation book of $6.6 million, partially offset by the continued benign large loss experience in primary casualty for the 2002 and prior accident years. The larger gross unfavorable development is driven by the significant gross deterioration in the large excess casualty claims mentioned above and a large discontinued primary casualty loss being mostly covered by reinsurance.

•

For professional lines, net prior year development in the nine months ended September 30, 2011 was $72.6 million favorable primarily from better than expected reported loss activity for the directors and officers large professional services book of $71.0 million and a further $54.8 million of favorable development in the errors and omissions book of business, both releases arising from the 2007 and prior accident years. Partially offsetting these releases was worse than expected loss experience for the small and midsize professional service books of business for the 2008 to 2010 accident years.

•

For specialty and other lines, net prior year development in the nine months ended September 30, 2011 was $17.4 million unfavorable mainly due to worse than expected reported loss activity for the excess and surplus lines of $16.3 million for the 2007 to 2010 accident years, and adverse development for the surety book of $20.9 million predominantly for the 2007 accident year relating to a discontinued program. This was partially offset by better than expected reported loss activity in the aerospace book of $10.8 million and a release in the marine book of $12.4 million, both releases arising primarily for the 2004 to 2009 accident years.

          The increase in the underwriting expense ratio in the nine months ended September 30, 2011 as compared to the same period of 2010 was due to an increase in the acquisition expense ratio of 0.7 points (12.5% as compared to 11.8%) and a marginal increase in the operating expense ratio of 0.1 points (18.1% as compared to 18.0%). The increase in the acquisition expense ratio was primarily from favorable adjustment in guaranty fund assessments in 2010, as well as higher commissions and lower amounts of fee based business in excess casualty and aerospace, as well as the impact of the catastrophe, property and marine reinstatement premiums. The increase in the operating expense ratio was mainly as a result of increased compensation costs from a higher number of employees, prior year merit increases, and unfavorable foreign exchange impacts.

          Net fee income and other decreased in the nine months ended September 30, 2011 as compared to the same period of 2010 mainly as a result of higher expenses related to the Company’s loss prevention consulting services partially offset by higher engineering fees in NAPC Property.

          Net results from structured insurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Net results from these contracts have decreased in the nine months ended September 30, 2011 as compared to the same period of 2010. The decrease reflects the overall run-off nature of this line of business combined with a change in the interest rate hedging strategy on one of the larger transactions during the third quarter of 2010.

          Reinsurance

          The following table summarizes the underwriting results for this segment:

	(Unaudited) Nine Months Ended September 30,

(U.S. dollars in thousands)	2011	2010	% Change

Gross premiums written	$1,968,444	$1,745,493	12.8%
Net premiums written	1,628,109	1,441,644	12.9%
Net premiums earned	1,226,923	1,110,830	10.5%
Net losses and loss expenses	(856,722)	(569,843)	50.3%
Acquisition costs	(244,813)	(230,448)	6.2%
Operating expenses	(129,362)	(129,910)	(0.4)%

Underwriting profit	$(3,974)	$180,629	NM *
Net results – structured products	$9,828	$(1,577)	NM *
Fee income and other	2,505	1,911	31.1%

*	NM - Not meaningful

          Gross premiums written increased by 12.8% in the nine months ended September 30, 2011 compared to the same period of 2010 and, when evaluated in local currency, increased by 11.7%. The premium growth from the International unit was due to new motor and marine business, recaptured business, as well as positive amendments to prior year premium estimates partially offset by lower casualty renewals. During the third quarter of 2011, there were increased premiums in North America property on a U.S. agricultural program due to rising commodity prices in 2011, where, in the same period of 2010 the commodity prices were declining. The growth in property catastrophe gross premiums written was through price and capacity increases and from new business in the period partially offset by the non-renewal of certain property treaties. The increases were also partially offset by decreases in North America casualty due to current market conditions, the non-renewal of certain treaties and the timing of certain inceptions.

          Net premiums written increased by 12.9% in the nine months ended September 30, 2011 as compared to the same period of 2010. The increase resulted from the gross written premiums increases outlined above partially offset by an increase in ceded premiums written. The increase in ceded premiums written was mainly due to an increase in volume associated with a U.S. agricultural program of which a significant portion was retroceded partially offset by lower ceded reinstatement premiums associated with natural catastrophes and other large losses in the first nine months of 2011 as compared to the same period of 2010.

          Net premiums earned increased by 10.5% in the nine months ended September 30, of 2011 as compared to the same period of 2010. The increase is a reflection of the overall growth in net premiums written in 2011. In addition, reinstatement premiums on catastrophe losses, increased in the nine months ended September 30, 2011 compared to the same period of 2010.

          The following table presents the ratios for this segment:

	(Unaudited) Nine Months Ended September 30,

	2011	2010

Loss and loss expense ratio	69.8%	51.3%
Underwriting expense ratio	30.5%	32.4%

Combined ratio	100.3%	83.7%

The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Reinsurance segment for the nine months ended September 30, 2011 and 2010:

	(Unaudited) Nine Months Ended September 30,

(U.S. dollars in millions)	2011	2010

Property and other short-tail lines	$(54.1)	$(107.9)
Casualty and other	(114.0)	(81.6)

Total	$(168.1)	$(189.5)

Loss and loss expense ratio excluding prior year development	83.5%	68.4%

          Excluding prior year development, the loss ratio for the nine months ended September 30, 2011 increased by 15.1 loss percentage points as compared to the same period in 2010 due to higher levels of catastrophe losses occurring in the nine months ended September 30, 2011. Catastrophe losses net of reinsurance recoveries and including reinstatement premiums were $200.6 million higher for the nine months ended September 30, 2011 compared to the same period of 2010. For further details on these catastrophe losses in 2011 see “Significant Items affecting the Results of Operations – 1) The impact of significant large natural catastrophe activity” above. Excluding favorable prior year development, net catastrophe losses and reinstatement premiums in both periods, the loss ratio decreased by 0.6 points from 2010 to 2011 mainly due to higher marine losses in the International unit occurring in 2010 as well as business mix changes.

          Net favorable prior year reserve development of $168.1 million for the nine months ended September 30, 2011 was mainly attributable to the following:

•	Net favorable prior year development of $54.1 million for the short-tailed lines in the period, resulting from the following:

•

For property catastrophe lines, net prior year development in the nine months ended September 30, 2011 was $32.4 million favorable with the main components of this being better than expected loss development of $11.0 million from several European windstorm losses and $8.0 million from Hurricanes Katrina and Rita.

•

For property other lines, net prior year development in the nine months ended September 30, 2011 was $31.4 million favorable as a result of lower than expected reported losses across most lines of business and most underwriting years with the exception of one cedant in Latin America.

• For marine and aviation lines, net prior year development in the nine months ended September 30, 2011 was $9.7 million unfavorable primarily due to reported claim development being above expectations.

•	Net favorable prior year development of $114.0 million for the long-tailed lines in the period, resulting from the following:

•

For casualty lines, net prior year development in the nine months ended September 30, 2011 was $83.3 million in favorable development primarily related to $40.1 million in better than expected claim activity in North America, $22.8 million in Europe and $20.0 million related to favorable development on Enron-related professional liability claims. The favorable development is primarily for the 1999 to 2006 underwriting years.

•

For other lines, net prior year development in the nine months ended September 30, 2011 was $30.7 million favorable due to reserve releases on whole account treaties written on Lloyd’s syndicates for the 2008 underwriting year as well as releases on large losses and trade credit.

          The decrease in the underwriting expense ratio in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was due to a decrease in the operating expense ratio of 1.2 points (10.5% as compared to 11.7%) and a reduction in the acquisition expense ratio of 0.7 points (20.0% as compared to 20.7%). The decrease in the operating expense ratio was due to lower compensation costs in the nine months ended September 30, 2011. The decrease in the acquisition expense ratio was mainly due to the U.S. crop program which carries very low acquisition costs against higher net earned premiums in the nine months ended September 30, 2011 as compared to the same period of 2010.

          Fee income and other increased in the nine months ended September 30, 2011 as compared to same period of 2010 due in part to the amendment to the sales proceeds for the renewal rights of the European life, accident and health business, resulting in a charge for the prior year period. In addition, fees received in Latin America increased during the current period due to the extension in duration for some treaties.

          Net results from structured reinsurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Net results from these contracts have decreased in the nine months ended September 30, 2011 as compared to the same period of 2010 due to higher interest expense in the prior year. This higher interest expense was due to an accretion rate adjustment recorded in the third quarter of the prior year based on changes in expected cash flows and payout patterns on one of the larger structured indemnity contracts.

          Life Operations

          The following summarizes the contribution from this segment:

	(Unaudited) Nine Months Ended September 30,

(U.S. dollars in thousands)	2011	2010	% Change

Gross premiums written	$298,504	$309,696	(3.6)%
Net premiums written	272,635	287,204	(5.1)%
Net premiums earned	272,695	287,918	(5.3)%
Claims and policy benefits	(410,196)	(391,476)	4.8%
Acquisition costs	(26,281)	(37,256)	(29.5)%
Operating expenses	(7,241)	(8,145)	(11.1)%
Net investment income	239,382	234,120	2.2%
Fee income and other	178	208	(14.1)%
Realized gains (losses) on investments	(62,154)	(11,370)	NM *

Contribution from Life operations	$6,383	$73,999	(91.4)%

*	NM - Not meaningful

          The following table is an analysis of the Life operations gross premiums written, net premiums written and net premiums earned for the nine month periods ended September 30, 2011 and 2010:

	(Unaudited) Nine Months Ended September 30, 2011			(Unaudited) Nine Months Ended September 30, 2010

(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

Other Life	$175,842	$172,403	$172,463	$194,301	$192,825	$193,540
Annuity	122,662	100,232	100,232	115,395	94,379	94,378

Total	$298,504	$272,635	$272,695	$309,696	$287,204	$287,918

          Gross premiums written decreased in the nine months ended September 30, 2011 as compared to the same period of 2010 by 3.6%, driven predominantly by the Other Life business. The decrease was in line with the run-off expectations following the recapture of a number of term assurance treaties during the first quarter of 2010, partially offset by favorable foreign exchange movements. Gross premiums written relating to annuity business increased due to favorable foreign exchange rate movements. Ceded premiums written increased due to foreign exchange movements.

          Net premiums earned decreased in the nine months ended September 30, 2011 as compared to the same period of 2010 by 5.3%. This decrease was consistent with the decrease in gross and net premiums written as described above.

          Claims and policy benefit reserves increased by 4.8% in the nine months ended September 30, 2011 as compared to the same period of 2010, as a result of a $13.6 million gain on recapture of three treaties in the first quarter of 2010, combined with a negative foreign exchange impact in the current period, partially offset by reserve releases generally consistent with movements in premiums written, and in line with natural run-off.

          Acquisition costs decreased in the nine months ended September 30, 2011 as compared to the same period of 2010 by 29.5%, largely due to the recaptured treaties in the prior year and run-off expectations outlined above.

          Operating expenses decreased by 11.1% in the nine months ended September 30, 2011 as compared to the same period in the prior year due mainly to lower compensation expenses as a result of severance costs in 2010 following the decision to place this business into run-off.

          Net investment income as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets, is included in the calculation of contribution from Life operations. Net investment income increased by 2.2% in the nine months ended September 30, 2011 as compared to the same period of 2010, due to positive foreign exchange impact, but was broadly in line with expected returns in underlying currencies.

          The realized losses on investments within the Life portfolio relate primarily to the sale of European hybrids and subordinated debt in European financial institutions. See “Net Realized Gains and Losses and Other-than-Temporary Declines in the Value of Investments” below for an analysis of the Company’s total realized losses on investments during the nine months ended September 30, 2011.

          Investment Activities

          The following table illustrates the change in net investment income from P&C operations, net income from investment fund affiliates, net realized (losses) gains on investments and net realized and unrealized gains (losses) on investment and other derivative instruments for the nine months ended September 30, 2011 and 2010:

	(Unaudited) Nine Months Ended September 30,

(U.S. dollars in thousands)	2011	2010	% Change

Net investment income – property and casualty operations (1)	$627,492	$662,531	(5.3)%
Net income (loss) from investment fund affiliates (2)	30,277	30,367	(0.3)%
Net realized (losses) on investments	(138,335)	(166,317)	(16.8)%
Net realized and unrealized gains (losses) on investment and other derivative instruments	(34,299)	(27,903)	22.9%

(1)	Net investment income relating to P&C operations includes the net investment income related to the net results from structured products.
(2)

The Company records the income related to alternative fund affiliates on a one month lag and the private investment fund affiliates on a three month lag in order for the Company to meet the accelerated filing deadlines.

          Net investment income related to P&C operations decreased in the nine months ended September 30, 2011 as compared to the same period of 2010. Overall, portfolio yields have decreased due to the primarily to cash flows from the invested portfolio and declining interest rates primarily in U.S. and U.K. jurisdictions.

          Net income from investment fund affiliates in the nine months ended September 30, 2011 were in line with results in the same period of 2010, reflecting modest results from the Company’s alternative funds and strong returns in the private investment portfolio in the first three quarters of the current fiscal year, as compared to more balanced contributions from both portfolios in the first nine months of 2010.

          The Company manages its investment grade fixed income securities in accordance with investment guidelines approved by the Risk and Finance Committee of the Board of Directors. The following is a summary of the investment portfolio returns for the nine months ended September 30, 2011 and 2010:

	(Unaudited) Nine Months Ended September 30,

	2011(1)	2010 (1)

Fixed income portfolios
USD fixed income portfolio	4.0%	6.3%
GBP fixed income portfolio	5.2%	11.7%
EUR fixed income portfolio	4.2%	9.1%
Other portfolios
Alternative portfolio (2)	3.0%	3.6%
Equity portfolio (3)	(12.9)%	—
High-Yield fixed income portfolio	(0.4)%	5.2%

(1)

Portfolio returns are calculated by dividing the sum of gross investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio. Performance is measured in the underlying asset currency.

(2)	Performance on the alternative portfolio reflects the nine months ended August 31, 2011 and August 31, 2010, respectively.

(3)

Investment returns for the equity portfolio were negligible in 2010 and, accordingly, performance returns were not presented. Included within the equity portfolio are investments in fixed income funds of $91.1 million and nil at September 30, 2011 and December 31, 2010, respectively.

         Net Realized Gains and Losses and Other-than-Temporary Declines in the Value of Investments

          Net realized losses on investments of $138.3 million in the nine months ended September 30, 2011 included net realized losses of approximately $131.4 million related to the write-down of certain of the Company’s fixed income investments. In addition, included in the net realized losses noted above are net realized losses of $6.9 million due primarily to losses from sales of investments, principally, on European financials and non-Agency RMBS offset partially by gains on Agencies.

          The significant components of the net impairment charges of $131.4 million were:

▪

For structured credit securities, the Company recorded net impairments of $67.0 million for the nine months ended September 30, 2011. The Company determined that the likely recovery on these securities was below the carrying value and, accordingly, recorded an impairment on the securities to the discounted value of the cash flows of these securities.

▪

The Company recorded impairments totaling $26.6 million for the nine months ended September 30, 2011 related to medium term notes backed primarily by investment grade European credit. The Company adjusted the estimated remaining holding period of certain notes resulting in a shorter reinvestment spectrum.

▪	For corporate securities, excluding medium term notes, the Company recorded net impairments totaling $6.5 million, principally on hybrid securities, for the nine months ended September 30, 2011.

▪

The Company recorded impairments of $31.3 million related to foreign exchange losses arising on U.S. Dollar denominated securities held in a Swiss franc functional currency entity. These foreign exchange losses are recorded as part of the foreign currency revaluation process; however, because the Company’s consolidated reporting currency is U.S. dollars, the foreign exchange impairment recorded on these securities is fully offset by a cumulative foreign currency translation adjustment gain recorded upon the consolidation of the foreign currency entity.

          Net realized losses in the first nine months of 2010 included net realized losses of $135.6 million related to the write-down of certain of the Company’s fixed income, equity and other investments with respect to which the Company determined that there was an other-than-temporary decline in the value of those investments as well as negligible gains from sales of investments.

         Net Realized and Unrealized Gains and Losses on Investment-Related Derivatives

          Net realized and unrealized gains on investment derivatives for the nine months ended September 30, 2011 resulted from the Company’s investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments.

         Other Revenues and Expenses

          The following table sets forth other revenues and expenses for the nine months ended September 30, 2011 and 2010:

	(Unaudited) Nine Months Ended September 30,

(U.S. dollars in thousands)	2011	2010	% Change

Net income (loss) from operating affiliates (1)	$95,439	$46,654	NM	*
Exchange gains (losses)	38,409	8,819	NM	*
Amortization of intangible assets	(1,394)	(1,394)	NM	*
Corporate operating expenses	(107,711)	(61,438)	75.3%
Interest expense (2)	(119,383)	(111,597)	7.0%
Income tax (benefit) expense	(16,747)	(102,622)	(83.7)%

(1)	The Company generally records the income related to certain operating affiliates on a three month lag in order for the Company to meet accelerated filing deadlines.
(2)	Interest expense does not include interest expense related to structured products as reported within the Insurance and Reinsurance segments and Corporate.
*	NM – Not meaningful

          The following table sets forth the net income (loss) from operating affiliates for the nine months ended September 30, 2011 and 2010:

	(Unaudited) Nine Months Ended September 30,

(U.S. dollars in thousands)	2011	2010	% Change

Net (loss) from financial operating affiliates	$(1,018)	$1,219	NM	*
Net income from investment manager affiliates	76,799	15,064	NM	*
Net income from other strategic operating affiliates	19,658	30,371	(35.3)%

Total	$95,439	$46,654	NM	*

*	NM – Not meaningful

          The financial operating affiliate loss in the nine months ended September 30, 2011 reflects a write down in value of one investment following a restructuring.

          Investment manager affiliate income increased substantially in the first nine months of 2011 as compared to the same period in the prior year, reflecting the positive impact of the sale of the Company’s ownership stake in Finisterre, and strong results from certain investment manager affiliates in the current year, compared to solid broad-based results in the same period of 2010.

          Strategic operating affiliate income decreased in the nine months ended September 30, 2011 as compared to the same period of 2010 due to higher prior period income relating to an insurance affiliate which largely writes direct U.S. homeowners’ insurance and from the Company’s Brazilian joint venture ITAÚ XL Seguros Corporativos S.A. (“ITAU”), which was sold during the second quarter of 2010.

          Foreign exchange gains in the first nine months of 2011 were a result of the overall movement in the value of the U.S. dollar during the period. Of the Company’s major currency exposures, the U.S. dollar was stronger against Australian and Canadian dollars but weaker against the Swiss franc and the Euro.

          Corporate operating expenses increased in the nine months ended September 30, 2011 as compared to the same period in 2010 primarily as a result of certain strategic corporate initiatives taking place in 2011.

          Interest expense increased in the nine months ended September 30, 2011 as compared to the same period in the prior year as a result of changes in the Company’s debt hedging activities. In June 2010, interest rate contracts designed as fair value hedges of certain issues of the Company’s notes payable and debt were settled.

          The tax charge of $16.7 million recognized in the nine months ended September 30, 2011 included a benefit of $11.9 million arising as a result of a change in an overseas tax rule adopted in the quarter ended June 30, 2011. Excluding this benefit, the tax charge incurred in the nine months ended September 30, 2011 and the tax charge incurred in the same period in 2010 reflect the Company’s expected full year effective tax rate in each of the years, applied to the Company’s ordinary income in the respective periods.

Balance Sheet Analysis

          Investments

          The primary objectives of the investment strategy are to support the liabilities arising from the operations of the Company, generate stable investment income and increase book value for the shareholders over the longer term. The strategy strives to balance investment returns against market and credit risk. The Company’s overall investment portfolio is structured to take into account a number of variables including local regulatory requirements, business needs, collateral management and risk tolerance.

          At September 30, 2011 and December 31, 2010, total investments, cash and cash equivalents, accrued investment income and net receivable/(payable) for investments sold/(purchased) were $36.0 billion and $35.8 billion, respectively. The following table summarizes the composition of the Company’s invested assets at September 30, 2011 and December 31, 2010:

(U.S. dollars in thousands)	Carrying value September 30, 2011 (1)	Percent of Total	Carrying Value December 31, 2010 (1)	Percent of Total

Cash and cash equivalents	$3,176,283	8.8%	$3,022,868	8.4%
Net receivable/ (payable) for investments sold/ (purchased)	(74,744)	(0.2)%	(12,599)	0.0%
Accrued investment income	357,332	1.0%	350,091	1.0%
Short-term investments	366,679	1.0%	450,681	1.3%
Fixed maturities - AFS:
U.S. Government and Government-Related/Supported (2)	2,108,841	5.9%	2,565,444	7.2%
Corporate – Financials (3) (4)	3,593,945	10.0%	3,985,889	11.1%
Corporate – Non-Financials (4)	7,163,963	19.9%	6,983,082	19.5%
Residential mortgage-backed securities – Agency	5,595,139	15.5%	5,203,711	14.5%
Residential mortgage-backed securities – Non-Agency	682,981	1.9%	1,021,823	2.9%
Commercial mortgage-backed securities	1,016,886	2.8%	1,172,507	3.3%
Collateralized debt obligations	673,575	1.9%	734,138	2.1%
Other asset-backed securities	1,076,825	3.0%	960,532	2.7%
U.S. States and political subdivisions of the States	1,723,554	4.8%	1,360,456	3.8%
Non-U.S. Sovereign Government, Supranational and Government-Related	3,369,641	9.4%	3,154,523	8.8%

Total fixed maturities - AFS	$27,005,350	75.0%	$27,142,105	75.8%
Fixed maturities - HTM:
U.S. Government and Government-Related/Supported (2)	10,494	0.0%	10,541	0.0%
Corporate – Financials (3) (4)	317,380	0.9%	319,333	0.9%
Corporate – Non-Financials (4)	1,001,474	2.8%	1,018,464	2.8%
Residential mortgage-backed securities – Non-Agency	81,923	0.2%	82,763	0.2%
Other asset-backed securities	284,095	0.8%	287,109	0.8%
Non-U.S. Sovereign Government, Supranational and Government-Related	1,030,257	2.9%	1,010,125	2.8%

Total fixed maturities - HTM	$2,725,623	7.6%	$2,728,335	7.6%
Equity securities (5)	409,163	1.1%	84,767	0.2%
Investments in affiliates	1,044,077	2.9%	1,081,281	3.0%
Other investments	1,001,575	2.8%	939,470	2.7%

Total investments and cash and cash equivalents	$36,011,338	100.0%	$35,786,999	100%

(1)	Carrying value represents the fair value for available for sale fixed maturities and amortized cost for HTM securities.

(2)

U.S. Government and Government-Related/Supported and Non U.S. Sovereign Government, Provincials, Supranational and Government-Related include government-related securities with an amortized cost of $2,022.7 million and fair value of $2,058.5 million and U.S. Agencies with an amortized cost of $531.0 million and fair value of $582.8 million.

(3)

Included in Corporate - Financials are gross unrealized losses of $167.6 million on Tier One and upper Tier Two securities of financial institutions (“Hybrids”) with fair value of $485.6 million, as well as gross unrealized losses of $65.0 million on subordinated debt (including lower Tier Two securities) with a fair value of $781.2 million.

(4)

Included within Corporate are certain floating rate medium term notes supported primarily by pools of European corporate bonds with varying degrees of leverage. The notes have a fair value of $429.2 million and an amortized cost of $460.0 million. These securities have been allocated ratings of the underlying pool of collateral. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(5)	Included within equity securities are investments in fixed income funds of $91.1 million and nil at September 30, 2011 and December 31, 2010, respectively.

          The Company reviews on a regular basis its corporate debt to consider its concentration, credit quality and compliance with established guidelines. At both September 30, 2011 and December 31, 2010, the average credit quality of the Company’s total fixed income portfolio (including fixed maturities, short-term investments, cash and cash equivalents and net receivable/(payable) for investment sold/(purchased)) was “AA”. Included in the table below are the credit ratings of the fixed income portfolio excluding operating cash at each of September 30, 2011 and December 31, 2010:

	(Unaudited) September 30, 2011		December 31, 2010

(U.S. dollars in thousands) Investments by Credit Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total

AAA	$17,161	52.4%	$16,944	52.0%
AA	5,458	16.7%	5,058	15.5%
A	6,976	21.3%	7,288	22.3%
BBB	2,252	6.9%	2,182	6.7%
BB and below	869	2.7%	1,142	3.5%
Not rated	16	0.0%	6	0.0%

Total	$32,732	100.0%	$32,620	100%

(1)	Included in the above are $429.2 million or 1.3% of the portfolio that represents medium term notes rated at the average credit rating of the underlying asset pools backing the notes.
(2)

The credit rating for each asset reflected above was principally determined based on the weighted average rating of the individual securities from Standard & Poor’s, Moody’s Investors Service and Fitch Ratings. For U.S. Treasuries, Agencies and Federal Deposit Insurance Corporation Guaranteed securities, the average rating remains AAA as only one of the three major rating agencies downgraded the U.S. from AAA to AA+ during the quarter.

          Gross and Net Unrealized Losses on Available for Sale Investments

          At September 30, 2011, the Company had net unrealized gains on available for sale fixed maturities and short-term investments of $253.9 million. Gross unrealized losses on these investments were $888.8 million. The information presented below for the gross unrealized losses on the Company’s investments at September 30, 2011 shows the potential effect upon future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other-than-temporary. Realized losses or impairments, depending on their magnitude, may have a material adverse effect on the Company’s operations. The decrease in net unrealized losses on investments during the three months ended September 30, 2011 was primarily due to losses realized during the quarter offset by marginally unfavorable market movement. See Item 3, “Quantitative and Qualitative Disclosures about Market Risk–Credit Risk.”

          The following is an analysis of how long each of those available for sale securities with an unrealized loss at September 30, 2011 had been in a continual unrealized loss position:

(U.S. dollars in thousands) Type of Securities	Length of time in a continual unrealized loss position	(Unaudited) Amount of unrealized loss at September 30, 2011	(Unaudited) Fair Value of Securities in an unrealized loss position at September 30, 2011

Fixed Maturities and Short-Term Investments	Less than six months	$61,102	$2,436,111
	At least 6 months but less than 12 months	59,282	412,675
	At least 12 months but less than 2 years	287,341	1,448,849
	2 years and over	481,065	1,702,567

	Total	$888,790	$6,000,202

Equities	Less than six months	$55,829	$370,535
	At least 6 months but less than 12 months	—	—

	Total	$55,829	370,535

          The following is the maturity profile of the available for sale fixed income securities that were in a gross unrealized loss position at September 30, 2011:

(U.S. dollars in thousands) Maturity profile in years of fixed maturities and short-term investments in a continual gross unrealized loss position	(Unaudited) Amount of unrealized loss at September 30, 2011	(Unaudited) Fair value of securities in an unrealized loss position at September 30, 2011

Less than 1 year remaining	$29,135	$841,826
At least 1 year but less than 5 years remaining (1)	98,089	1,522,454
At least 5 years but less than 10 years remaining (1)	54,894	561,478
At least 10 years but less than 20 years remaining (1)	43,497	332,836
At least 20 years or more remaining (1)	189,093	770,556
Residential mortgage-backed securities - Agency	4,791	299,822
Residential mortgage-backed securities - Non-Agency	226,657	594,127
Commercial mortgage-backed securities	11,416	142,549
Collateralized debt obligations	205,212	660,993
Other asset-backed securities	26,006	273,561

Total	$888,790	$6,000,202

(1)

Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments senior to the common and preferred equities of the financial institutions, are allocated based on the call date and medium term notes supported primarily by pools of European credit with varying degrees of leverage are allocated on contractual maturity.

          Factors considered in determining that additional OTTI charges were not warranted include management’s consideration of current and near term liquidity needs along with other available sources, and in certain instances an evaluation of the factors and time necessary for recovery. For further information, see Item 1, Note 5, “Investments,” to the Unaudited Consolidated Financial Statements.

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

          Levels of write down or OTTI are also impacted by the Company’s assessment of the intent to sell securities that have declined in value prior to recovery. If, due to changes in circumstances, the Company determines to reposition or realign portions of the portfolio and the Company determines not to hold certain securities in an unrealized loss position to recovery, then the Company will incur OTTI charges, which could be significant.

          Gross Unrealized Gains and Losses

          Management, in its assessment of whether securities in a gross unrealized loss position are temporarily impaired, considers the significance of the impairments. The Company had structured credit securities with gross unrealized losses of $80.4 million, with a fair value of $41.0 million, which at September 30, 2011 were impaired by greater than 50% of amortized costs. All of these are mortgage and asset-backed securities. The Company has evaluated each of these securities in conjunction with its investment manager service providers and believes it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost. These securities include gross unrealized losses of $57.1 million on non-Agency RMBS, $22.5 million on Core CDOs and $0.7 million on CMBS holdings.

          Net Unrealized Gains and Losses

          Corporate

          At September 30, 2011, approximately $1.3 billion of the Company’s $3.9 billion in corporate financial sector securities was held in the portfolios supporting the Company’s Life operations portfolio. The assets associated with that business are more heavily weighted towards longer term securities from financial institutions, including a significant portion of the Company’s Tier 1 and Upper Tier 2 securities, representing committed term debt and hybrid instruments senior to the common and preferred equity of the financial institutions. Financials held in Life portfolios accounted for $174.6 million of the Company’s net unrealized loss at September 30, 2011. At September 30, 2011, approximately 42% of the overall sensitivity to interest rate risk and 34% to credit risk was related to the Life operations portfolio, despite these portfolios accounting for only 19.6% of the fixed income portfolio.

          Structured

          The following table details the current exposures to Non-Agency RMBS and Core CDOs within the Company’s fixed income portfolio as well as the current net unrealized (loss) gain position at September 30, 2011 and December 31, 2010:

	(Unaudited) September 30, 2011			December 31, 2010

(U.S. dollars in thousands)	Holding at Fair Value	Percent of Fixed Income Portfolio	Net Unrealized (Loss) Gain	Holding at Fair Value	Percent of Fixed Income Portfolio	Net Unrealized (Loss) Gain

Non-Agency RMBS:
Sub-prime first lien mortgages	$310.7	0.9%	$(136.1)	$395.1	1.2%	$(142.4)
Alt-A mortgages	124.7	0.4%	(37.3)	198.0	0.6%	(53.7)
Second lien mortgages (including sub-prime second lien mortgages)	27.4	0.1%	(6.9)	33.1	0.1%	(7.8)
ABS CDOs with sub-prime collateral	2.2	—%	0.4	3.2	—%	0.5
Prime RMBS	168.8	0.5%	(25.1)	311.6	0.9%	(28.2)
Other assets	131.1	0.4%	2.6	166.5	0.5%	(3.8)

Total exposure to Non-Agency RMBS	$764.9	2.3%	$(202.4)	$1,107.5	3.3%	$(235.4)

Core CDOs (1)	$671.9	2.0%	$(198.1)	$733.5	2.2%	(186.6)

(1)	The Company defines Core CDOs as investments in non-subprime collateralized debt obligations, which primarily consisted of collateralized loan obligations.

          At September 30, 2011, the Company’s sub-prime and Alt-A exposures had adequate underlying loan characteristics and the Company believed at such date that the current amortized cost levels were at or below the discounted cash flow value of the holdings, based on an analysis of subordination levels relative to current expectations of house price declines, loss severities and default levels. The Company had approximately $77.6 million of Non-Agency RMBS downgraded during the three months ended September 30, 2011. However, 56.6% of the Company’s holdings remain rated investment grade at September 30, 2011.

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

          At September 30, 2011, our Level 3 assets represented approximately 2.7% of our assets that are measured at fair value and less than 2% of our total assets. Our Level 3 liabilities represented approximately 54.3% of our liabilities that are measured at fair value and less than 1% of our total liabilities at September 30, 2011. As defined in the hierarchy, those assets and liabilities categorized as Level 3 have valuations determined using unobservable inputs. Unobservable inputs may include the entity’s own assumptions about market participant assumptions, applied to a modeled valuation; however, this is not the case with respect to the Company’s Level 3 assets and liabilities. The vast majority of the assets and liabilities classified as Level 3 are made up of those securities for which the values were obtained from brokers where either significant inputs were utilized in determining the value that were difficult to corroborate with observable market data, or sufficient information regarding the specific inputs utilized by the broker were not obtained to support a Level 2 classification.

          At September 30, 2011, the Company did not have any liabilities that were carried at fair value based on Level 3 inputs other than derivative instruments in a liability position.

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

          Unpaid losses and loss expenses totaled $20.7 billion at September 30, 2011, and $20.5 billion at December 31, 2010. The table below represents a reconciliation of the Company’s P&C unpaid losses and loss expenses for the nine months ended September 30, 2011:

(U.S. dollars in thousands)	(Unaudited) Gross unpaid losses and loss expenses	(Unaudited) Unpaid losses and loss expenses recoverable	(Unaudited) Net unpaid losses and loss expenses

Balance at December 31, 2010	$20,531,607	$(3,649,290)	$16,882,317
Losses and loss expenses incurred	3,829,450	(808,942)	3,020,508
Losses and loss expenses paid/recovered	(3,620,153)	748,252	(2,871,901)
Foreign exchange and other	(21,916)	25,607	3,691

Balance at September 30, 2011	$20,718,988	$(3,684,373)	$17,034,615

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

          Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balances Receivable

          As a significant portion of the Company’s net premiums written incept in the first nine months of the year, certain assets and liabilities are higher at September 30, 2011 compared to December 31, 2010. This includes deferred acquisition costs, unearned premiums, premiums receivable and prepaid reinsurance premiums.

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

          Unpaid losses and loss expense recoverables were $3.7 billion at September 30, 2011 and December 31, 2010. At September 30, 2011 and December 31, 2010, reinsurance balances receivable were $0.2 billion. The table below presents the Company’s net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable at September 30, 2011 and December 31, 2010:

(U.S. dollars in thousands)	(Unaudited) September 30, 2011	December 31, 2010

Reinsurance balances receivable	$231,080	$225,129
Reinsurance recoverable on future policy benefits	21,520	22,597
Reinsurance recoverable on unpaid losses and loss expenses	3,742,728	3,717,405
Bad debt reserve on unpaid losses and loss expenses recoverable and reinsurance balances receivable	(108,172)	(121,917)

Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$3,887,156	$3,843,214

Liquidity and Capital Resources

          Liquidity is a measure of the Company’s ability to generate sufficient cash flows to meet the short and long-term cash requirements of the Company’s business operations. As a global insurance and reinsurance company, one of the Company’s principal responsibilities to its clients is to ensure that the Company has ready access to funds with which to settle large unforeseen claims. The Company would generally expect that positive cash flow from operations (underwriting activities and investment income) will be sufficient to cover cash outflows under most future loss scenarios. However, there is a possibility that unforeseen demands could be placed on the Company due to extraordinary events and, as such, the Company’s liquidity needs may change. Such events include, among other things, several significant catastrophes occurring in a relatively short period of time resulting in material incurred losses; rating agency downgrades of the Company’s core insurance and reinsurance subsidiaries that would require posting of collateral in connection with the Company’s letter of credit and revolving credit facilities, return of unearned premium and/or the settlement of derivative transactions and large scale uncollectible reinsurance recoverables on paid losses (as a result of coverage disputes, reinsurers’ credit problems or decreases in the value of collateral supporting reinsurance recoverables), etc. Any one or a combination of such events may cause a liquidity strain for the Company. In addition, a liquidity strain could also occur in an illiquid market, such as that which was experienced in 2008. Investments that may be used to meet liquidity needs in the event of a liquidity strain may not be liquid, given inactive markets, or may have to be sold at a significant loss as a result of depressed prices. Because each subsidiary focuses on a more limited number of specific product lines than are collectively provided by the consolidated group of companies, the mix of business tends to be less diverse at the subsidiary level. As a result, the probability of a liquidity strain, as described above, may be greater for individual subsidiaries than when liquidity is assessed on a consolidated basis. If such a liquidity strain were to occur in a subsidiary, XL-Ireland may be required to contribute capital to the particular subsidiary and/or curtail dividends from the subsidiary to support holding company operations, which may be difficult given that XL-Ireland is a holding company and has limited liquidity.

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

          Under Irish law, the Company must have sufficient “profits available for distribution” in order to make distributions of cash or assets and redeem and buyback shares. At September 30, 2011, XL-Ireland had approximately $4.3 billion in distributable reserves.

          At September 30, 2011, XL-Ireland and XL-Cayman held cash and investments, net of liabilities associated with cash sweeping arrangements, of $5.6 million and $1.8 billion, respectively, compared to $2.8 million and $1.7 billion, respectively, at December 31, 2010.

          The Company’s principal uses of liquidity are for dividend payments to holders of its ordinary shares and preferred shares, interest and principal payments on debt, capital investments in its subsidiaries and corporate operating expenses.

          All outstanding debt of the Company at September 30, 2011 and December 31, 2010 was issued by XL-Cayman except for the $600 million par value 6.5% Guaranteed Senior Notes due January 2012 which were issued by XLCFE. Both XL-Cayman and XLCFE are wholly-owned subsidiaries of XL-Ireland. The XLCFE notes are fully and unconditionally guaranteed by XL-Switzerland. The Company’s ability to obtain funds from its subsidiaries to satisfy any of its obligations under this guarantee is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the Company operates, including, among others, Bermuda, the United States, Ireland, Switzerland and the U.K. Required statutory capital and surplus for the principal operating subsidiaries of the Company was $6.2 billion at December 31, 2010.

          XL-Ireland and its subsidiaries provide no guarantees or other commitments (express or implied) of financial support to the Company’s subsidiaries or affiliates, except for such guarantees or commitments that are in writing.

          See also the Consolidated Statements of Cash Flows included in Item 1, Financial Statements, above.

          Sources of Liquidity for the Company

          At September 30, 2011, the consolidated Company had cash and cash equivalents of approximately $3.2 billion as compared to approximately $3.0 billion at December 31, 2010. There are three main sources of cash flows for the Company – those provided by operations, investing activities and financing activities.

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

          During the nine months ended September 30, 2011, net cash flows provided by operating activities were $365.5 million compared to net cash flows provided by operating activities of $829.3 million for the same period in 2010. This reduction was primarily due to P&C net loss and loss expenses paid of $2.9 billion in the nine months ended September 30, 2011, compared with

$2.5 billion for the same period in 2010. This increase was due primarily to higher loss payments in the insurance segment in 2011 relating to the prior and current year catastrophes and other individual large property and excess casualty loss payments.

          Investing Cash Flows

          Generally, positive cash flow from operations and financing activities is invested in the Company’s investment portfolio, and in affiliates or the acquisition of subsidiaries.

          Net cash provided by investing activities was $268.7 million in the nine months ended September 30, 2011 compared to net cash provided of $623.7 million for the same period in 2010. The 2011 cash inflow was mainly associated with the normal purchase and sale of portfolio investments.

          Financing Cash Flows

          Cash flows related to financing activities include ordinary and preferred share related transactions, the payment of dividends, the issue or repayment of preferred ordinary shares and deposit liability transactions.

          On November 2, 2010, the Company announced that its Board of Directors approved a share buyback program, authorizing the Company to purchase up to $1.0 billion of its ordinary shares. During 2010, the Company purchased and canceled 6.9 million ordinary shares under this program for $144.0 million. During the first half of 2011, the Company purchased and canceled 11.6 million ordinary shares under this program for $257.9 million. During the third quarter of 2011, the Company purchased and canceled 15.1 million ordinary shares under this program for $307.7 million. All share buybacks were carried out by way of redemption in accordance with Irish law and the Company’s constitutional documents. All shares so redeemed were canceled upon redemption. At September 30, 2011, $290.4 million remained available to be used for purchases under this program and no further buybacks have been made in the subsequent period to November 3, 2011.

          On September 30, 2011, XL-Cayman completed the sale of $400 million aggregate principal amount of 5.75% Senior Notes due 2021 at the issue price of 100% of the principal amount. The 5.75% Senior Notes are fully and unconditionally guaranteed by XL-Ireland. The 5.75% Senior Notes bear interest at a rate of 5.75% per annum, payable semiannually, beginning on April 1, 2012, and mature on October 1, 2021. XL-Cayman may redeem the 5.75% Senior Notes, in whole or part, from time to time in accordance with the terms of the indenture pursuant to which the 5.75% Senior Notes were issued. XL-Cayman received net proceeds of approximately $396.4 million from the offering, which will be used to partially repay the $600 million par value 6.5% Guaranteed Senior Notes due January 2012 which were issued by XLCFE.

          During the nine months ended September 30, 2011, net cash flows used in financing activities were $500.0 million compared to net cash outflows of $1.1 billion for the same period in 2010. The 2011 net cash outflows related primarily to the buybacks of the Company’s ordinary shares, as outlined above, the repurchase of all outstanding Redeemable Series C preference ordinary shares, the payment of common and preferred dividends and the repayment of deposit liabilities partially offset by the proceeds of issuance of the 5.75 Senior Notes, as outlined above. The 2010 net cash outflows related primarily to the settlement of $450 million of outstanding funding agreement liabilities, the repurchase of a portion of the Redeemable Series C preference ordinary shares, buybacks of the Company’s ordinary shares as outlined above, repayment of other deposit liabilities and the payment of ordinary and preferred dividends. For more information on the buybacks of the Company’s shares, please see Item 1, Note 8 to the Unaudited Consolidated Financial Statements, “Share Capital.”

          In addition, the Company maintains letter of credit facilities which provide liquidity. Details of these facilities are described below in “Capital Resources.”

          Capital Resources

          At September 30, 2011 and December 31, 2010, the Company had total shareholders’ equity of $10.9 billion and $10.6 billion, respectively. In addition to ordinary share capital, the Company depends on external sources of financing to support its underwriting activities in the form of:

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

The following risks are associated with the Company’s requirement to renew its credit facilities:

▪

the credit available from banks may be reduced, resulting in the Company’s need to pledge its investment portfolio to customers, in lieu of providing letters of credit. This could result in a lower investment yield;

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

          The following table summarizes the components of the Company’s current capital resources at September 30, 2011 and December 31, 2010:

(U.S. dollars in thousands)	(Unaudited) September 30, 2011	December 31, 2010

Redeemable Series C preference ordinary shares	$—	$71,900
Series E preference ordinary shares	999,500	1,000,000
Ordinary share capital	9,942,486	9,613,049

Total ordinary and non-controlling interests capital	$10,941,986	$10,684,949
Notes payable and debt	2,268,884	2,446,735

Total capital	$13,210,870	$13,131,684

          Ordinary Share Capital

          The following table reconciles the opening and closing ordinary share equity positions for the nine months ended September 30, 2011 and the year ended December 31, 2010:

(U.S. dollars in thousands)	(Unaudited) September 30, 2011	December 31, 2010

Ordinary share equity – beginning of period	$9,613,049	$8,432,417
Net income (loss) attributable to XL Group plc	40,777	603,550
Share buybacks	(566,940)	(521,920)
Share issues	573,767	1,109
Common share dividends	(104,020)	(134,238)
Preferred share dividends	—	(34,694)
Gain on redemption of Series C preference ordinary shares	—	16,616
Change in accumulated other comprehensive income	355,408	1,243,262
Impact of adoption of new authoritative embedded derivative guidance, net of tax	—	(31,917)
Share based compensation and other	30,445	38,864

Ordinary share equity – end of period	$9,942,486	$9,613,049

          Debt

          The following table presents the Company’s debt under outstanding securities and lenders’ commitments at September 30, 2011:

				Payments Due by Period

Notes Payable and Debt (U.S. dollars in thousands)	Commitment/ Debt	In Use/ Outstanding	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years

5-year revolver	$750,000	$—	2012	$—	$—	$—	$—
6.50% Guaranteed Senior Notes	600,000	599,906	2012	600,000	—	—	—
5.25% Senior Notes	600,000	598,073	2014	—	600,000	—	—
5.75% Senior Notes	400,000	396,400	2021	—	—	—	400,000
6.375% Senior Notes	350,000	350,000	2024	—	—	—	350,000
6.25% Senior Notes	325,000	324,505	2027	—	—	—	325,000

	$3,025,000	$2,268,884		$600,000	$600,000	$—	$1,075,000

Adjustment to carrying value – impact of fair value hedges		12,451

Carrying value		$2,281,335

          “In Use/Outstanding” data represent September 30, 2011 accreted values. “Payments Due by Period” data represent ultimate redemption values.

          In addition, see Item 1, Note 15, “Notes Payable and Debt and Financing Arrangements,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for further information.

          At September 30, 2011, banks and investors provided the Company and its subsidiaries with $3.0 billion of debt capacity, of which $2.3 billion was utilized by the Company. These facilities consist of:

▪	a revolving credit facility of $750 million.

▪

senior unsecured notes of approximately $2.3 billion. These notes require the Company to pay a fixed rate of interest during their terms. At September 30, 2011, there were five outstanding issues of senior unsecured notes:

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

▪

$400 million senior notes due October 2021, with a fixed coupon of 5.75%. The security is publicly traded. The notes were issued at 100.0% and gross proceeds were $396.4 million. Related expenses of the offering amounted to $3.6 million.

▪

$350 million senior notes due November 2024, with a fixed coupon of 6.375%. The security is publicly traded. The notes were issued at 100.0% and gross proceeds were $350 million. Related expenses of the offering amounted to $2 million.

▪

$325 million of senior notes due May 2027, with a fixed coupon of 6.25%. The security is publicly traded. The notes were issued at 99.805% and gross proceeds were $324.4 million. Related expenses of the offering amounted to $2.5 million.

          Preferred Shares and Non-controlling Interest in Equity of Consolidated Subsidiaries

          Neither the Redeemable Series C preference ordinary shares nor the Series E preference ordinary shares were transferred from XL-Cayman to XL-Ireland in the Redomestication. Accordingly, subsequent to July 1, 2010, these instruments represent non-controlling interests in the consolidated financial statements of the Company and have been reclassified to non-controlling interest in equity of consolidated subsidiaries. See Note 1, “Basis of Preparation and Consolidation” to the Unaudited Consolidated Financial Statements for further information. During the third quarter of 2011, all Redeemable Series C preference ordinary shares were purchased and canceled. See “Key Focuses of Management – Capital Management” herein. At September 30, 2011, the face value of the outstanding Series E preference ordinary shares was $999.5 million.

          In August 2011, in accordance with the terms of the 10.75% Units, XL-Cayman purchased and retired all of the 8.25% Senior Notes for $575 million in a remarketing. These notes comprised a part of the 10.75% Units. The proceeds from the remarketing were used to satisfy the purchase price for XL-Ireland’s ordinary shares issued to holders of the 10.75% Units pursuant to the forward purchase contracts comprising a part of the 10.75% Units. Each forward purchase contract provided for the issuance of 1.3242 ordinary shares of XL-Ireland at a price of $25 per share. The settlement of the forward purchase contracts resulted in XL-Ireland’s issuance of an aggregate of 30,456,600 ordinary shares for an aggregate purchase price of $575 million. As a result of the settlement of the forward purchase contracts, the 10.75% Units ceased to exist and are no longer traded on the NYSE.

          On October 15, 2011, XL-Cayman issued $350,000,000 of its Series D Preferred Shares for consideration of cash and liquid investments which were held in a trust account that was part of the Stoneheath facility. Holders of the Stoneheath Securities will receive one Series D Preferred Share in exchange for each Stoneheath Security. This distribution will occur on November 16, 2011. See “Contingent Capital” below.

          In August 2011, XL-Cayman completed a cash tender offer for its outstanding Redeemable Series C preference ordinary shares that resulted in 2,811,000 Redeemable Series C preference ordinary shares with a liquidation value of $25.00 being repurchased and canceled by XL-Cayman for approximately $71.0 million including accrued and unpaid dividends and professional fees. Subsequent to the expiration of the tender offer, and on the same terms as the offer, XL-Cayman repurchased and canceled the remaining outstanding Redeemable Series C preference ordinary shares with a liquidation value of $25.00 for approximately $0.9 million plus accrued and unpaid dividends. As of September 30, 2011, no Redeemable Series C preference ordinary shares were outstanding.

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

          On February 12, 2010, the Company repurchased and canceled approximately 4.4 million Redeemable Series C preference ordinary shares with a liquidation preference value of $110.8 million for approximately $94.2 million, which was a portion of its outstanding Redeemable Series C preference ordinary shares. As a result, a book value gain of approximately $16.6 million to ordinary shareholders was recorded in the first quarter of 2010.

          Contingent Capital

          At September 30, 2011, the Company had one contingent capital transaction where the outstanding put option has not been exercised. No up-front proceeds were received by the Company under this transaction. In the event that the associated irrevocable put option agreement is exercised, proceeds previously raised from investors from the issuance of pass-through trust securities would be received in return for the issuance by XL-Cayman of preferred shares. See below for further details on this transaction.

          On December 5, 2006, the Company and certain operating subsidiaries (“Ceding Insurers”) entered into a securities issuance agreement (the “Securities Issuance Agreement”), and certain of the Company’s foreign insurance and reinsurance subsidiaries (“Ceding Insurers”) entered into an excess of loss reinsurance agreement (the “Reinsurance Agreement”), with Stoneheath. The net effect of these agreements to the Company is the creation of a contingent put option to issue $350.0 million of preference ordinary shares in the aggregate of XL-Cayman. The agreements provide the Company with a Reinsurance Collateral Account in support of certain covered perils named in the Reinsurance Agreement. The covered perils include United States wind, European wind, California earthquake and terrorism worldwide. After an initial three-month period, the covered perils as well as the attachment points and aggregate retention amounts could be changed by the Ceding Insurers in their sole discretion, which could have resulted in a material increase or decrease in the likelihood of payment under the Reinsurance Agreement. On each date on which a Ceding Insurer withdrew funds from the Reinsurance Collateral Account, the Company would have been required to issue and deliver to Stoneheath an amount of Series D Preferred Shares having an aggregate liquidation preference that is equal to the amount of funds so withdrawn from the Collateral Account. The Company is obligated to reimburse Stoneheath for certain fees and ordinary expenses. The initial term of the Reinsurance Agreement was for the period from the December 5, 2006 through June 30, 2007, with four annual mandatory extensions through June 30, 2011 (unless coverage is exhausted thereunder prior to such date). At the Ceding Insurers’ option, the Reinsurance Agreement was extended to December 31, 2011.

          On October 15, 2011, the Company announced that the Stoneheath facility would be terminated and, as a result, XL-Cayman would issue Series D Preferred Shares. Under the terms of the Securities Issuance Agreement, XL-Cayman is required upon the occurrence of certain conditions to issue and deliver to Stoneheath for distribution to the holders of the Stoneheath Securities, Series D Preferred Shares having an aggregate liquidation preference equal to the remaining assets in the Reinsurance Collateral Account in exchange for a distribution of such assets from the Reinsurance Collateral Account to XL-Cayman. One such condition, the termination of an asset swap agreement covering the assets held under the Reinsurance Collateral Account, occurred in accordance with the terms of the swap agreement because Stoneheath did not seek to extend or replace it prior to its termination date. As a result, Stoneheath was required to redeem the Stoneheath Securities and distribute the Series D Preferred Shares it received from XL-Cayman in exchange for the $350 million in assets from the Reinsurance Collateral Account. Stoneheath Re has issued the required redemption notice, effective October 15, 2011, and November 16, 2011 has been set as the redemption date.

          Letter of Credit Facilities and Other Sources of Collateral

          At September 30, 2011, the Company had six letter of credit facilities in place with total availability of $5.0 billion, of which $2.0 billion was utilized.

Other Commercial Commitments (U.S. dollars in thousands)				Amount of Commitment Expiration per period

	Commitment	In Use	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years

Letter of Credit Facility	$250,000	115,562	Continuous	—	—	—	—
Letter of Credit Facility (1)	3,000,000	1,477,827	2012	3,000,000	—	—	—
Letter of Credit Facility (2)	1,000,000	—	2014	—	1,000,000	—	—
Letter of Credit Facility	21	21	Continuous	—	—	—	—
Letter of Credit Facility	75	75	Continuous	—	—	—	—
Letter of Credit Facility	750,000	401,757	Continuous	—	—	—	—

Six letter of credit facilities	$5,000,096	$1,995,242		$3,000,000	$1,000,000	$—	$—

(1)	This letter of credit facility includes $750 million that is also included in the “5-year revolver” listed under Notes Payable and Debt.

(2)	The Company has the option to increase the size of this facility by an additional $500 million.

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

          Since August 2009, a director of the Company, Eugene McQuade, has served as the CEO of Citibank, N.A (“Citibank”). Citibank and its affiliates were during 2010 and continue to be lenders and letter of credit issuers under certain of the Company’s credit facilities. As of December 31, 2010, these affiliates had commitments of $1.18 billion, of which $ 1.18 billion were outstanding under the credit agreements, and had issued $0.591 million of outstanding but undrawn letters of credit on behalf of the Company. The Company paid approximately $3.2 million in commitment and letter of credit fees during 2010. In addition, affiliates of Citibank provided the Company with standard cash management and foreign exchange services during 2010, for which the Company paid approximately $0.6 million and $0.2 million, respectively.

          The Company believes that all of the transactional services provided to the Company by Citibank and its affiliates described above were entered into on an arms’ length basis. As such, Citibank and its affiliates receive the same type of information regarding the Company as the Company provides to its other lenders and letter of credit issuers in connection with the establishment and maintenance of the facilities, and do not receive any additional information about the Company that is strategic in nature.

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

          All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following: (i) changes in the size of the Company’s claims relating to natural or man-made catastrophe losses due to the preliminary nature of some reports and estimates of loss and damage to date; (ii) trends in rates for property and casualty insurance and reinsurance; (iii) the timely and full recoverability of reinsurance placed by the Company with third parties, or other amounts due to the Company; (iv) changes in ratings, rating agency policies or practices; (v) changes in the projected amount of ceded reinsurance recoverables and the ratings and creditworthiness of reinsurers; (vi) the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by the Company; (vii) the Company’s ability to successfully implement its business strategy especially during the “soft” market cycle; (viii) increased competition on the basis of pricing, capacity, coverage terms or other factors, which could harm the Company’s ability to maintain or increase its business volumes or profitability; (ix) greater frequency or severity of claims and loss activity than the Company’s underwriting, reserving or investment practices anticipate based on historical experience or industry data; (x) the effects of inflation on the Company’s business, including on pricing and reserving; (xi) developments, including uncertainties related to the depth and duration of the current recession, and future volatility, in the world’s credit, financial and capital markets that adversely affect the performance and valuation of the Company’s investments or access to such markets; (xii) the impact of the downgrade, or a possible future downgrade, of U.S. securities by credit rating agencies, and the resulting effect on the value of securities (i) in our investment portfolio and (ii) posted as collateral by and to us; (xiii) the potential impact on the Company from government-mandated insurance coverage for acts of terrorism; (xiv) the potential for changes to methodologies, estimations and assumptions that underlie the valuation of the Company’s financial instruments that could result in changes to investment valuations; (xv) changes to the Company’s assessment as to whether it is more likely than not that the Company will be required to sell, or has the intent to sell, available for sale debt securities before their anticipated recovery; (xvi) availability of borrowings and letters of credit under the Company’s credit facilities; (xvii) the ability of the Company’s subsidiaries to pay dividends to XL Group plc; (xviii) the potential effect of regulatory developments in the jurisdictions in which the Company operates, including those which could impact the financial markets or increase the Company’s business costs and required capital levels; (xix) changes in regulation or laws applicable to XL Group plc or its subsidiaries, brokers or customers; (xx) acceptance of the Company’s products and services, including new products and services; (xxi) changes in the availability, cost or quality of reinsurance; (xxii) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xxiii) loss of key personnel; (xxiv) changes in accounting policies or practices or the application thereof; (xxv) legislative or regulatory developments including, but not limited to, changes in regulatory capital balances that must be maintained by the Company’s operating subsidiaries and governmental actions for the purpose of stabilizing the financial markets; (xxvi) the effects of mergers, acquisitions and divestitures; (xxvii) developments related to bankruptcies of companies insofar as they affect property and casualty insurance and reinsurance coverages or claims that the Company may have as a counterparty; (xxviii) changes in general economic conditions, including changes in interest rates, credit spreads, foreign currency exchange rates and other factors; (xxix) changes in applicable tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof; (xxx) the effects of business disruption or economic contraction due to war, terrorism or other hostilities; and (xxxi) the other factors set forth in Item 1A, “Risk Factors,” of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, Part II, Item 1A, “Risk Factors,” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and the Company’s other documents on file with the SEC. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by the federal securities laws.

Annualized Return on Ordinary Shareholders’ Equity Calculation

          The following is a reconciliation of the Company’s annualized return on ordinary shareholders’ equity for the three and nine months ended September 30, 2011 and 2010:

(U.S. dollars and shares in thousands, except percentages) (Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Opening shareholders’ equity	$10,627,731	$10,507,232	$10,613,049	$9,432,417
Less: Non-controlling interest in equity of consolidated subsidiaries	(1,001,781)	(2,228)	(1,002,296)	(2,305)
Less: Series E preference ordinary shares	—	(1,000,000)	—	(1,000,000)

Opening ordinary shareholders’ equity	$9,625,950	$9,505,004	$9,610,753	$8,430,112

Closing shareholders’ equity	10,941,986	10,869,610	10,941,986	10,869,610
Less: Non-controlling interest in equity of consolidated subsidiaries	(1,001,784)	(1,002,223)	(1,001,784)	(1,002,223)

Closing ordinary shareholders’ equity	$9,940,202	$9,867,387	$9,940,202	$9,867,387

Average ordinary shareholders’ equity	9,783,076	9,686,195	9,775,477	9,148,749
Net income (loss) attributable to ordinary shareholders	42,398	77,543	40,777	397,350
Annualized net income (loss) attributable to ordinary shareholders	169,592	310,172	54,369	529,800
Annualized return on ordinary shareholders’ equity – Net income attributable to ordinary shareholders	1.7%	3.2%	0.6%	5.8%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

          On a limited basis, the Company enters into derivatives and other financial instruments primarily for risk management purposes. The Company uses derivatives to hedge foreign exchange and interest rate risk related to its consolidated net exposures. From time to time, the Company also uses investment derivative instruments such as futures, options, interest rate swaps, credit default swaps and foreign currency forward contracts to manage the duration of its investment portfolio and foreign currency exposures and also to obtain exposure to a particular financial market. Historically, the Company entered into credit derivatives outside of the investment portfolio in conjunction with the Company’s previous financial lines businesses. The Company attempts to manage the risks associated with derivative use with guidelines established by senior management. Derivative instruments are carried at fair value with the resulting changes in fair value recognized in income in the period in which they occur. For further information, see Item 1, Note 7, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements.

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

Interest Rate Risk

          The Company’s fixed income portfolio is exposed to interest rate risk. Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The Company generally manages interest rate risk within the context of its overall asset liability management strategy by setting duration targets for its investment portfolio in line with the estimated duration of its liabilities, thus mitigating the overall economic effect of interest rate risk and within the constraints of the Company’s risk appetite. Nevertheless, the Company remains exposed to interest rate risk with respect to the Company’s overall net asset position and more generally from an accounting standpoint since the assets are marked to market, thus subject to market conditions, while liabilities are accrued at a static rate.

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

          The principal currencies creating foreign exchange risk for the Company are the U.K. sterling, the Euro, the Swiss franc and the Canadian dollar. The following tables provide more information on the Company’s exposure to foreign exchange rate risk at September 30, 2011 and December 31, 2010:

September 30, 2011 (Foreign Currency in millions)	Euro	U.K. Sterling	Swiss Franc	Canadian Dollar

Net exposure to key foreign currencies	86.1	(6.0)	166.8	236.0

December 31, 2010 (Foreign Currency in millions)	Euro	U.K. Sterling	Swiss Franc	Canadian Dollar

Net exposure to key foreign currencies	90.3	2.1	268.4	247.8

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

          The table below shows the Company’s aggregate fixed income portfolio by credit rating in percentage terms of the Company’s aggregate fixed income exposure (including fixed maturities, short-term investments, cash and cash equivalents and payable for investments purchased) at September 30, 2011.

Percentage of Aggregate Fixed Income Portfolio

AAA	52.4%
AA	16.7%
A	21.3%
BBB	6.9%
BB & below	2.7%

Total (1)	100.0%

(1)	Included in the above are $429.2 million or 1.3% of the portfolio that represents medium term notes rated at the average credit rating of the underlying asset pools backing the notes.

(2)

The credit rating for each asset reflected above was principally determined based on the weighted average rating of the individual securities from Standard & Poor’s, Moody’s Investors Service and Fitch Ratings. For U.S. Treasuries, Agencies and Federal Deposit Insurance Corporation Guaranteed securities, the average rating remains AAA as only one of the three major rating agencies downgraded the U.S. from AAA to AA+ during the quarter.

          At September 30, 2011, the average credit quality of the Company’s aggregate fixed income investment portfolio was “AA,” excluding operating cash.

          The Company is closely monitoring its corporate financial bond holdings given the events of the past four years. The table below summarizes the Company’s significant exposures (defined as bonds issued by financial institutions with an amortized cost in excess of $50.0 million) to corporate bonds of financial issuers held within its available for sale and HTM investment portfolio at September 30, 2011, representing both amortized cost and net unrealized gains (losses):

(U.S. dollars in millions)
Issuer (by Global Ultimate Parent)	Amortized Cost September 30, 2011 (1)	Unrealized Gain/ (Loss) September 30, 2011

Rabobank Nederland NV	$186.1	$(0.2)
Lloyds Banking Group plc	150.2	1.4
The Goldman Sachs Group, Inc.	144.0	(7.0)
HSBC Holdings plc	132.4	(8.4)
JPMorgan Chase & Co.	126.9	(5.3)
Bank of America Corporation	117.3	(13.3)
National Australia Bank Limited	116.2	(4.7)
Morgan Stanley	111.1	(2.9)
The Bank Of Nova Scotia	104.5	3.1
Citigroup Inc.	103.7	(5.8)
H M Government Cabinet Office (RBS Group plc)	101.5	4.0
Barclays plc	98.7	(29.7)
Wells Fargo & Company	94.2	1.4
Australia and New Zealand Banking Group Limited	91.9	(0.4)
Westpac Banking Corporation	85.3	1.6
Credit Suisse Group AG	83.3	(1.7)
Canadian Imperial Bank Of Commerce	80.8	2.3
BNP Paribas	76.3	(7.1)
UBS AG	74.2	(2.2)
Standard Chartered plc	73.5	(3.5)
The Bank Of New York Mellon Corporation	69.0	1.6
Nationwide Building Society	68.4	(8.0)
Nordea Bank AB	67.7	(1.9)
Aviva plc	66.4	(19.3)
BPCE	65.0	(3.8)
U.S. Bancorp	64.3	1.0
Commonwealth Bank Of Australia	58.9	(1.2)
Bank of Montreal	58.5	2.5
Legal & General Group plc	56.0	(9.4)
Svenska Handelsbanken AB	53.5	(2.3)
MetLife, Inc.	51.6	2.6
H M Government Cabinet Office (Northern Rock Plc)	51.1	0.4

(1)

Government-guaranteed paper has been excluded from the above figures. Included within all financial bond exposures are covered bonds with a fair value of $389.1 million and amortized cost of $377.5 million.

          Within the Company’s corporate financial bond holdings, the Company is further monitoring its exposures to hybrid securities, representing Tier One and Upper Tier Two securities of various financial institutions. The following table summarizes the top ten exposures to hybrid securities, listed by amortized cost and including unrealized (losses):

(U.S. dollars in millions)
Issuer (by Global Ultimate Parent)	Tier One Amortized Cost September 30, 2011	Upper Tier Two Amortized Cost September 30, 2011	Total Amortized Cost September 30, 2011	Net Unrealized (Loss) September 30, 2011

Barclays, Plc	$33.4	$51.2	$84.6	$(24.0)
Danske Bank A/S	26.4	19.8	46.2	(10.0)
Aviva PLC	5.7	40.0	45.7	(15.6)
Zurich Financial Services AG	—	25.8	25.8	(6.2)
Nationwide Building Society	25.0	—	25.0	(8.7)
Legal & General Group PLC	—	24.8	24.8	(7.2)
Standard Life PLC	—	21.5	21.5	(6.0)
Mitsubishi UFJ Financial Group, Inc.	20.9	—	20.9	(1.8)
RSA Insurance Group PLC	—	20.8	20.8	(3.8)
The British United Provident Association Limited	—	20.3	20.3	(6.1)

Total	$111.4	$224.2	$335.6	$(89.4)

          At September 30, 2011, the top 10 corporate bond holdings listed below represent the direct exposure to the corporations listed below, including their subsidiaries, and excludes any securitized, credit enhanced and collateralized asset or mortgage-backed securities, cash and cash equivalents, pooled notes and any OTC derivative counterparty exposure, if applicable.

Top 10 Corporate Holdings (1)	Percentage of Aggregate Fixed Income Portfolio (2)

Pfizer Inc.	0.6%
Wal-Mart Stores Inc.	0.6%
General Electric Company	0.5%
AT&T Inc.	0.5%
The Proctor & Gamble Company	0.5%
GlaxoSmithKline PLC	0.4%
BP P.L.C.	0.4%
PepsiCo, Inc.	0.4%
Novartis AG	0.4%
Verizon Communications, Inc.	0.4%

(1)	Corporate issuers exclude government-backed, government-sponsored enterprises and cash and cash equivalents.

(2)	Government-guaranteed paper has been excluded from the above figures.

          At September 30, 2011, the top 5 corporate bond sector exposures listed below represented 28.1% of the aggregate fixed income investment portfolio and 76.8% of all corporate holdings.

(U.S. dollars in millions)
Top 5 Sector Exposures	Fair Value	Percentage of Aggregate Fixed Income Portfolio

Financials (1)	$3,938.2	11.7%
Consumer, Non-Cyclical	2,260.8	6.7%
Utilities	1,401.2	4.2%
Communications	955.0	2.8%
Energy	914.1	2.7%

Total	$9,469.3	28.1%

(1)	Government-guaranteed paper has been excluded from the above figures.

          Within the Company’s fixed income portfolios, the Company is further monitoring its exposures to holdings representing risk in certain Eurozone countries (Portugal, Italy, Ireland, Greece and Spain). In particular, the Company has government holdings of $27.7 million, corporate holdings of $266.9 million (financials $55.6 million, non-financials $211.3 million) and structured credit holdings totaling $3.5 million in Portugal, Italy, Ireland, Greece and Spain. The non-financial corporate holdings primarily consist of multinationals with low reliance on local economics and systemically important industries such as utilities and telecoms.

          The Company also has exposure to market movement related to credit risk associated with its mortgage-backed and asset-backed securities. The table below shows the breakdown of the $9.4 billion structured credit portfolio, of which 78.5% is AAA rated:

(U.S. dollars in millions)	Fair Value	Percentage of Structured Portfolio

CMBS	$1,016.9	10.8%
Non-Agency RMBS	764.9	8.1%
Core CDO (non-ABS CDOs and CLOs)	671.9	7.2%
Other ABS	1,346.3	14.3%
Agency RMBS	5,600.5	59.6%

Total	$9,400.5	100.0%

Credit Risk – Other

          Credit derivatives are purchased within the Company’s investment portfolio, have been sold through a limited number of contracts written as part of the Company’s previous financial lines businesses, and were previously entered into through the

Company’s prior reinsurance agreements with Syncora, as described below. From time to time, the Company may purchase credit default swaps to hedge an existing position or concentration of holdings. The credit derivatives are recorded at fair value. For further details with respect to the Company’s exposure to credit derivatives see Item 1, Note 7, “Derivative Instruments,” to the Company’s Unaudited Consolidated Financial Statements herein.

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

Equity Price Risk

          The Company’s equity investment portfolio as well as other investments, primarily representing certain derivatives and certain affiliate investments, are exposed to mark to market movements associated with equity price risk. Equity price risk is the potential loss arising from changes in the market value of equities. At September 30, 2011, the Company’s equity portfolio was approximately $318.1 million as compared to $84.8 million at December 31, 2010. This excludes fixed income fund investments that generally do not have the risk characteristics of equity investments. At September 30, 2011 and December 31, 2010, the Company’s direct allocation to equity securities was 0.9% and 0.3%, respectively, of the total investment portfolio (including cash and cash equivalents, accrued investment income and net receivable/(payable) for investments sold/(purchased)). The Company also estimates the equity risk embedded in certain alternative and private investments. Such estimates are derived from market exposures provided to the Company by certain individual fund investments and/or internal statistical analyses.

Other Market Risks

          The Company’s private investment portfolio is invested in limited partnerships and other entities that are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments and risks specific to startup or small companies. At September 30, 2011, the Company’s exposure to private investments was $301.1 million, as compared to $331.7 million at December 31, 2010.

          The Company’s alternative investment portfolio, which is exposed to equity and credit risk as well as certain other market risks, had a total exposure of approximately $1.0 billion making up approximately 3.0% of the total investment portfolio (including cash and cash equivalents, accrued investment income and payable for investments purchased) at September 30, 2011, as compared to December 31, 2010, where the Company had a total exposure of $933.5 million representing approximately 2.8% of the total investment portfolio.

          At September 30, 2011, bond and stock index futures outstanding had a net long position of $6.3 million as compared to a net long position of $14.1 million at December 31, 2010. The Company may reduce its exposure to these futures through offsetting transactions, including options and forwards.

          As noted above, the Company also invests in certain derivative positions which can be impacted by market value movements. For further details on derivative instruments see Item 1, Note 7, “Derivative Instruments,” to the Company’s Unaudited Consolidated Financial Statements herein.

Sensitivity and Value-at-Risk Analysis

          The table below summarizes the Company’s assessment of the estimated impact on the value of the Company’s investment portfolio at September 30, 2011 associated with an immediate and hypothetical: +100bps increase in interest rates, a -10% decline in equity markets, a +100bps widening in spreads and a +10% widening in spreads. The table also reports the 95%, 1-year VaRs for the Company’s investment portfolios at September 30, 2011, excluding foreign exchange.

          The interest rate, spread risk, and VaR referenced in the table below include the impact of market movements on the Company’s HTM fixed maturities from the Company’s Life investment portfolios. While the market value of these holdings is sensitive to prevailing interest rates and credit spreads, the Company’s book value is not impacted as these holdings are carried at amortized cost. At September 30, 2011, if the Company were to exclude these impacts of the Life investment portfolios, the table below would be adjusted to reflect the following reductions: the interest rate risk would be reduced by approximately $299.1 million, absolute spread risk would be reduced by approximately $200.6 million, relative spread risk would be reduced by approximately $27.5 million, and VaR would be reduced by approximately $472.2 million.

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

(U.S. dollars in thousands)	Interest Rate Risk(1)	Equity Risk (2)	Absolute Spread Risk (3)	Relative Spread Risk (4)	VaR (5)(6)

Total Investment Portfolio (7)	$(1,266.2)	$(81.3)	$(1,243.2)	$(241.2)	$1,812.9
A. P&C Investment Portfolio	$(739.8)	$(81.3)	$(795.6)	$(124.9)	$1,163.2
(I) P&C Fixed Income Portfolio	(739.8)	—	(795.6)	(124.9)	1,228.5
(a) Cash & Short Term Investments	(12.3)	—	—	—	22.5
(b) Total Government-Related	(241.1)	—	(165.3)	(6.4)	283.3
(c) Total Corporate Credit	(314.9)	—	(351.1)	(62.2)	497.4
(d) Total Structured Credit	(171.6)	—	(272.3)	(56.1)	546.0
(II) P&C Non-Fixed Income Portfolio	—	(81.3)	—	—	236.8
(e) Equity Portfolio	—	(32.1)	—	—	142.0
(f) Alternative Portfolio	—	(18.3)	—	—	82.0
(g) Private Investments	—	(31.0)	—	—	117.1
B. Life Investment Portfolio	$(518.1)	$—	$(410.1)	$(113.3)	$771.3
(III) Life Fixed Income Portfolio	(518.1)	—	(410.1)	(113.3)	771.3
(i) Cash & Short Term Investments	(0.1)	—	—	—	0.4
(j) Total Government-Related	(215.9)	—	(77.3)	(4.4)	363.6
(k) Total Corporate Credit	(251.3)	—	(273.5)	(87.8)	414.2
(l) Total Structured Credit	(50.9)	—	(59.2)	(21.1)	82.0
(IV) Life Non-Fixed Income Portfolio	—	—	—	—	—

(1)	The estimated impact on the fair value of the Company’s fixed income portfolio of an immediate hypothetical +100 bps adverse parallel shift in global bond curves.
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

(5)

The VaR results are based on a 95% confidence interval, with a one year holding period, excluding foreign exchange rate risk. The Company’s investment portfolio VaR at September 30, 2011 is not necessarily indicative of future VaR levels.

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

          The Company is subject to legal proceedings and claims, as described in its Annual Report on Form 10-K for the year ended December 31, 2010. Material developments to such proceedings during the three months ended September 30, 2011 are described below.

          In August 2005, plaintiffs in a proposed class action (the “Class Action”) that was consolidated into a multidistrict litigation in the United States District Court for the District of New Jersey, captioned In re Brokerage Antitrust Litigation, MDL No. 1663, Civil Action No. 04-5184 (the “MDL”), filed a consolidated amended complaint (the “Amended Complaint”), which named as new defendants approximately 30 entities, including Greenwich Insurance Company, Indian Harbor Insurance Company and XL-Cayman (the “XL Defendants”). In the MDL, the Class Action plaintiffs asserted various claims purportedly on behalf of a class of commercial insureds against approximately 113 insurance companies and insurance brokers through which the named plaintiffs allegedly purchased insurance. The Amended Complaint alleged that the defendant insurance companies and insurance brokers conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements and asserted statutory claims under the Sherman Act, various state antitrust laws and the Racketeer Influenced and Corrupt Organizations Act (“RICO”), as well as common law claims alleging breach of fiduciary duty, aiding and abetting a breach of fiduciary duty and unjust enrichment. By Opinion and Order dated August 31, 2007, the District Court dismissed the Sherman Act claims with prejudice and, by Opinion and Order dated September 28, 2007, the District Court dismissed the RICO claims with prejudice. The plaintiffs then appealed both Orders to the U.S. Court of Appeals for the Third Circuit. On August 16, 2010, the Third Circuit affirmed in large part the District Court’s dismissal. The Third Circuit reversed the dismissal of certain Sherman Act and RICO claims alleged against several defendants including the XL Defendants but remanded those claims to the District Court for further consideration of their adequacy. In light of its reversal and remand of certain of the federal claims, the Third Circuit also reversed the District Court’s dismissal (based on the District Court’s declining to exercise supplemental jurisdiction) of the state-law claims against all defendants. On October 1, 2010, the remaining defendants, including the XL Defendants, filed motions to dismiss the remanded federal claims and the state-law claims. The motions were fully briefed in November 2010. In May 2011, a majority of the remaining defendants, including the XL Defendants, executed a formal Settlement Agreement with the Class Action plaintiffs to settle the Class Action and dismiss all claims with prejudice. The settlement was preliminarily approved by the District Court in June 2011 and a final fairness hearing was held on September 14, 2011; the District Court has not yet decided the Class Action plaintiffs’ motion for approval of the settlement. The XL Defendants’ portion of the defendants’ aggregate settlement payment is $6.75 million.

          Various XL entities have been named as defendants in three of the many tag-along actions that have been consolidated into the MDL for pretrial purposes. The complaints in these tag-along actions make allegations similar to those made in the Amended Complaint but do not purport to be class actions. On April 4, 2006, a tag-along complaint was filed in the U.S. District Court for the Northern District of Georgia on behalf of New Cingular Wireless Headquarters LLC and several other corporations and remains pending against approximately 100 defendants, including Greenwich Insurance Company, XL Specialty Insurance Company, XL Insurance America, Inc., XL Insurance Company Limited and XL-Cayman. On or about May 21, 2007, a tag-along complaint was filed in the U.S. District Court for the District of New Jersey on behalf of Henley Management Company, Big Bear Properties, Inc., Northbrook Properties, Inc., RCK Properties, Inc., Kitchens, Inc., Aberfeldy LP and Payroll and Insurance Group, Inc. against multiple defendants, including “XL Winterthur International.” On October 12, 2007, a complaint in a third tag-along action was filed in the U.S. District Court for the Northern District of Georgia by Sears, Roebuck & Co., Sears Holdings Corporation, Kmart Corporation and Lands’ End Inc. against many named defendants including X.L. America, Inc., XL Insurance America, Inc., XL Specialty Insurance Company and XL Insurance (Bermuda) Ltd. At a teleconference hearing on October 17, 2011, the District Court lifted the stay of the tag-along actions, including the three in which the XL entities are named defendants, and directed the parties to submit a proposed Scheduling Order that will include, among other things, deadlines for amending the Complaints in the tag-along actions and filing motions to dismiss the existing or amended Complaints.

          XL-Cayman and one of its subsidiaries, Syncora, four Syncora officers, and various underwriters of Syncora securities were named in a Consolidated Amended Complaint filed in August 2008 in the Southern District of New York purportedly on behalf of a class of shareholders of Syncora.  On September 27, 2011, the court entered a judgment dismissing the action with prejudice in its entirety, and the time for seeking rehearing or for filing a notice of appeal has now run without plaintiffs taking any action.

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

          Legal actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company’s position or liquidity at September 30, 2011.

ITEM 1A.	RISK FACTORS

          For a discussion of the Company’s potential risks or uncertainties, please see “Risk Factors” in Part I, Item 1A of the Company’s 2010 Annual Report on Form 10-K and “Risk Factors in Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed with the Securities and Exchange Commission.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         (c) Purchases of Equity Securities by the Issuer and Affiliate Purchasers

          The following table provides information about purchases by the Company during the three months ended September 30, 2011 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

July 1-31, 2011	6,674,036	$21.57	6,674,036	$454.1 million
August 1-31, 2011	6,871,298	19.17	6,870,120	322.4 million
September 1-30, 2011	1,588,106	20.14	1,588,106	290.4 million

Total	15,133,440	$20.33	15,132,262	$290.4 million

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

(2)

On November 2, 2010, the Company announced that its Board of Directors approved a share buyback program, authorizing the Company to purchase up to $1.0 billion of its ordinary shares. During 2010, the Company purchased and canceled 6.9 million ordinary shares under this program for $144.0 million. During the first half of 2011, the Company purchased and canceled 11.6 million ordinary shares under this program for $257.9 million. During the third quarter of 2011, the Company purchased and canceled 15.1 million ordinary shares under this program for $307.7 million. All share buybacks were carried out by way of redemption in accordance with Irish law and the Company’s constitutional documents. All shares so redeemed were canceled upon redemption. At September 30, 2011, $290.4 million remained available to be used for purchases under this program and no further buybacks have been made in the subsequent period to November 1, 2011.

ITEM 6.	EXHIBITS

The following exhibits are filed as exhibits to this Quarterly Report:

4.1

Indenture, dated September 30, 2011, among XL Group plc, XL Group Ltd. and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on September 30, 2011.

4.2

First Supplemental Indenture, dated September 30, 2011 to the Indenture dated September 30, 2011 among XL Group plc, XL Group Ltd. and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on September 30, 2011.

4.3	Form of 5.75% Senior Note due 2021, incorporated by reference to exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on September 30, 2011.

31*	Rule 13a-14(a)/15d-14(a) Certifications.

32*	Section 1350 Certification.

101.INS*	XBRL Instance Document**

101.SCH*	XBRL Taxonomy Extension Schema Document**

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document**

*	Filed herewith.

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

Date: November 3, 2011
XL Group plc
(Registrant)
/s/ MICHAEL S. MCGAVICK

Name: Michael S. McGavick
Title: Chief Executive Officer and Director
XL Group plc

Date: November 3, 2011
/s/ PETER R. PORRINO

Name: Peter R. Porrino
Title: Executive Vice President and Chief Financial Officer
XL Group plc