Form 10-K
period 2011-12-31
XL GROUP PLC
filed 2012-02-27
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Yes ☐ No ☒

          The aggregate market value of the voting common equity of the registrant held by non-affiliates of the registrant on June 30, 2011 was approximately $6.7 billion computed upon the basis of the closing sales price of the Ordinary Shares on June 30, 2011. For purposes of this computation, ordinary shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of February 23, 2012, there were outstanding 315,666,944 Ordinary Shares, $0.01 par value per share, of the registrant.

Documents Incorporated by Reference

          Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report relating to the annual meeting of ordinary shareholders to be held on April 27, 2012 are incorporated by reference into Part III of this Form 10-K.

XL GROUP PLC

          This Annual Report on Form 10-K contains “Forward-Looking Statements” as defined in the Private Securities Litigation Reform Act of 1995. A non-exclusive list of the important factors that could cause actual results to differ materially from those in such Forward-Looking Statements is set forth herein under Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Cautionary Note Regarding Forward-Looking Statements.”

PART I

ITEM 1.	BUSINESS

HISTORY

          XL Group plc, through its subsidiaries, is a global insurance and reinsurance company providing property, casualty and specialty products to industrial, commercial and professional firms, insurance companies and other enterprises on a worldwide basis. The company was incorporated with limited liability under the Cayman Islands Companies Act on March 16, 1998, as EXEL Merger Company. XL Capital Ltd was formed as a result of the merger of EXEL Limited and Mid Ocean Limited on August 7, 1998, and the company was named EXEL Limited on that date. At a special general meeting held on February 1, 1999, the shareholders of EXEL Limited approved a resolution changing the name of the company to XL Capital Ltd.

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

          Effective January 1, 2002, the company increased its shareholding in Le Mans Ré from 49% to 67% in order to expand its international reinsurance operations. On September 3, 2003, the company exercised its option to buy the remaining 33% from Les Mutuelles du Mans Assurances (“MMA”) and changed the name of Le Mans Ré to XL Re Europe S.A. On October 18, 2006, the company received approval to form a new European company, XL Re Europe Ltd, based in Dublin, Ireland, which is licensed to write all classes of reinsurance business. XL Re Europe Ltd is the headquarters of the company’s European reinsurance platform with branch offices in France and the United Kingdom (the “U.K.”).

          On August 4, 2006, the company completed the sale of approximately 37% of its then financial guarantee reinsurance and insurance businesses through an initial public offering of 23.4 million common shares of Syncora Holdings Ltd. (“Syncora”) (formerly Security Capital Assurance Ltd. or “SCA”). On June 6, 2007, the company completed the sale of an additional portion of Syncora’s common shares still owned by the company through a secondary offering and thereby reduced its ownership of Syncora’s outstanding common shares further from approximately 63% to approximately 46%. On August 5, 2008, the company closed an agreement (the “Master Agreement”) with Syncora and its subsidiaries, as well as certain counterparties to credit default swap agreements, in connection with the termination of certain reinsurance and other agreements. As part of the Master Agreement, the company transferred all of the shares it owned in Syncora to a trust and, as a result, has no further ownership interest in the company.

          On July 1, 2010, XL Group plc, a newly formed Irish public limited company (“XL-Ireland”) and XL Capital Ltd (now known as XLIT Ltd.), an exempted company organized under the laws of the Cayman Islands (“XL-Cayman”), completed a redomestication transaction in which all of the ordinary shares of XL-Cayman were exchanged for all of the ordinary shares of XL-Ireland (the “Redomestication”). As a result, XL-Cayman became a wholly-owned subsidiary of XL-Ireland. On July 23, 2010, the Irish High Court approved XL-Ireland’s creation of distributable reserves, subject to the completion of certain formalities under Irish Company law. These formalities were completed in early August 2010. For further detailed information on this transaction and its impacts on shareholder rights, shareholders’ equity, debt and notes then outstanding and employee stock plan awards, see the company’s Report on Form 8-K filed with the U.S. Securities and Exchange Commission on July 1, 2010. In addition, on July 1, 2010, XL Capital Ltd changed its name to XL Group Ltd., and in November 2011, changed its name to XLIT Ltd.

          For periods prior to July 1, 2010, unless the context otherwise indicates, references herein to the “Company” are to, and the Consolidated Financial Statements herein include the accounts of XL-Cayman and its consolidated subsidiaries. For periods on and subsequent to July 1, 2010, unless the context otherwise indicates, references herein to the “Company” are to, and the Consolidated Financial Statements herein include, the accounts of XL-Ireland and its consolidated subsidiaries.

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

          The following table sets forth an analysis of gross premiums written by segment for the years ended December 31, 2011, 2010 and 2009. Additional financial information about the Company’s segments, including financial information about geographic areas, is included in Item 8, Note 4 to the Consolidated Financial Statements, “Segment Information.”

Year ended December 31 (U.S. dollars in thousands)	2011 Gross Premiums Written	Percentage Change	2010 Gross Premiums Written	Percentage Change	2009 Gross Premiums Written

Insurance	$4,824,665	9.2%	$4,418,380	3.9%	$4,251,888
Reinsurance	2,073,619	12.5%	1,842,951	(0.9)%	1,859,423
Life operations	394,555	(4.2)%	411,938	(28.5)%	576,162

	$7,292,839	9.3%	$6,673,269	(0.2)%	$6,687,473

Insurance Segment

          General

          In October 2009, the Company’s insurance operations were reorganized into four business units: International Property and Casualty (“IPC”), North America Property and Casualty (“NAPC”), Global Professional (“Professional”) and Global Specialty Lines (“Specialty”). The Company operated under its product and geography based matrix business structure until October 2009.

          The insurance operations market and distribute coverage through a wide variety of local, national and international producers and provide customized insurance policies for complex corporate risks that may require large limits. Large deductibles and self-insured retentions are incorporated into these policies to further manage risk along with stringent underwriting guidelines. While the insurance segment is known for insuring large complex risk, certain of its products are targeted to small and midsize companies and organizations - for example, professional liability and program business. The Company focuses on those lines of business that it believes will provide the best return on capital over time.

          The segment’s most significant operating legal entities in 2011 based on revenues were as follows: XL Insurance (Bermuda) Ltd, XL Insurance Company Limited, XL Specialty Insurance Company, Indian Harbor Insurance Company, Greenwich Insurance Company and XL Insurance America, Inc., as well as certain Lloyd’s syndicates.

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

          International Property and Casualty

          IPC includes the following lines of business: property, primary and excess casualty, environmental liability and upper middle markets (“UMM”).

          Property and casualty products are typically written as global insurance programs for large multinational companies and institutions and include property and liability coverages. Property and casualty products generally provide large capacity on a primary, quota share or excess of loss basis. Global insurance programs are targeted to large multinational companies in major industry groups including aerospace, automotive, consumer products, pharmaceutical, pulp and paper, high technology, telecommunications, transportation and basic metals. The primary casualty programs generally require customers to take large deductibles or self-insured retentions. For the excess business, the Company’s liability attaches after large deductibles, including self insurance or insurance layers provided by other companies. Policies are written on an occurrence, claims-made and occurrence reported basis. The

Company’s property business, which also includes construction projects, is short-tail by nature and written on both a primary and excess of loss basis. Property business includes exposures to man-made and natural disasters, and generally, loss experience is characterized as low frequency and high severity.

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

          North America Property and Casualty

          NAPC includes the following lines of business: property, primary and excess casualty, environmental liability, excess and surplus lines, construction, surety and program business.

          In addition to the property, casualty, environmental and UMM products described under IPC, the NAPC business unit also includes 100% property products for the large account risk engineered markets and general liability, U.S. workers’ compensation and auto liability for the risk management accounts, which require customers to take large deductibles or self-insured retentions.

          Excess and surplus lines products include general liability and property coverages where most Insurance Services Office, Inc. (“ISO”) products are written. Targets include a variety of classes with focus on “one-off” risks generated from a limited number of contracted wholesale brokers.

          Construction products include property coverages (builders risk, contractors equipment, property and inland marine), general liability, U.S. workers compensation and commercial auto, as well as professional liability for contractors and owner, excess umbrella, subcontractor default insurance and primary casualty wrap ups.

          Surety products include contract bonds, including bid, performance, payment, and contractor qualification bonds, as well as commercial surety bonds, including appeal, court and qualification bonds. Products in general provide large capacity and are written on a sole surety, co-surety or shared surety basis.

          The Company’s program business specializes in insurance coverages for distinct market segments in North America, including program administrators and managing general agents who operate in a specialized market niche and have unique industry backgrounds or specialized underwriting capabilities. Products encompass mostly property and casualty coverages.

          Global Professional Lines

          Professional includes directors’ and officers’ liability, errors and omissions liability and employment practices liability coverages. Policies are written on both a primary and excess of loss basis. Directors’ and officers’ coverage includes primary and excess directors’ and officers’ liability, employment practices liability and company securities and private company directors’ and officers’ liability. Products are targeted at a variety of different sized companies, with a heavy concentration on small to medium-sized firms when written on a primary basis. Employment practices liability is written primarily for very large corporations on an excess of loss basis and covers those firms for legal liability in regard to the treatment of employees. Errors and omissions coverage is written on a primary and excess basis.

          Errors and omissions insurance written on a primary basis is targeted to small and medium-sized firms and coverage is provided for various professional exposures, including, but not limited to, architects and engineers, insurance brokers, consultants, lawyers, public entities and real estate agents.

          Global Specialty Lines

          Specialty includes the following lines of business: aviation and satellite, marine and offshore energy, fine art and specie, equine, product recall, political risk and North America inland marine.

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

          Marine and offshore energy coverage includes marine hull and machinery, marine war, marine excess liability, cargo and offshore energy insurance. Fine art and specie coverages include fine art and other collections, jewelers block, cash in transit and related coverages for financial institutions. Equine products specialize in providing bloodstock and livestock insurance. Product recall coverages include product contamination for the food and beverage sector and end-product consumer goods and product guarantee aimed at component part manufacturers.

          In 2011, the Company launched underwriting capabilities for political risk and North America inland marine business.

          Also included as part of the Insurance segment is XL Global Asset Protection Services (“XL GAPS”), a fee for service loss prevention consulting service that offers individually tailored risk management solutions to risk managers, insurance brokers and insurance company clients operating on a global basis. Services are offered on an “unbundled” (services not tied to an insurance contract) and “bundled” basis.

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

          The Company’s underwriters generally evaluate each industry category and subgroups within each category. Premiums are set and adjusted for an insured based, in large part, on the industry group in which the insured is placed and the insured’s perceived risk relative to the other risks in that group. Rates may vary significantly according to the industry group of the insured as well as the insured’s risk relative to the group. The Company’s rating methodology for individual insureds seeks to set premiums in accordance with claims potential as measured by past experience and future expectations, the attachment point and amount of underlying insurance, the nature and scope of the insured’s operations, exposures to loss, including natural hazard exposures, risk management quality and other specific risk factors relevant in the judgment of the Company’s underwriters to the type of business being written.

          Underwriting and loss experience is reviewed regularly for, among other things, loss trends, emerging exposures, changes in the regulatory or legal environment as well as the efficacy of policy terms and conditions.

          As the Company’s insurance products are primarily specialized coverages, underwriting guidelines and policy forms differ by product offering as well as by legal jurisdiction. Liability insurance is written on both a primary and excess of loss basis, on occurrence, occurrence reported and claims-made policy forms. Occurrence reported policies typically cover occurrences causing unexpected and unintended personal injury or property damage to third parties arising from events or conditions that commence at or subsequent to an inception date, or retroactive date, if applicable, and prior to the expiration of the policy provided that proper notice is given during the term of the policy or the discovery period. Claims-made policies typically cover only claims made during the policy period or extended reporting period and are generally associated with professional liability and environmental coverages. Traditional occurrence coverage is also available for restricted classes of risk and is generally written on a follow-form basis for excess of loss coverage, where the policy adopts the terms, conditions and exclusions of the underlying policy. Property insurance risks are written on a lead or follow-form basis that usually provides coverage for all risks of physical damage and business interruption. Maximum limits are generally subject to sublimits for coverage in critical earthquake and flood zones, where the Company seeks to limit its liability in these areas.

          Engineering

          Property engineering for the insurance operations includes conducting on-site inspections and consulting services related to loss prevention, reviews of building plans for fire protection design, Computer Assisted Drawings (diagrams) of facilities, recommendations on how to improve site protection, reviews of existing loss prevention reports/information for underwriters, summarizing multiple sources of information into an account summary, and providing underwriters an opinion on the risk to assist with risk selection, pricing and other underwriting decisions. The property engineering team consists of staff located in 22 countries.

          Other engineering resources support casualty, environmental, specialty and construction lines and serve as internal consultants to their respective underwriting teams, assisting them with making underwriting decisions, as well as helping their customers improve their local site or account protection.

          Reinsurance Ceded

          In certain cases, the risks assumed by the Company in the Insurance segment are partially reinsured by third party reinsurers. Reinsurance ceded varies by location and line of business based on a number of factors, including market conditions. The benefits of ceding risks to third party reinsurers include reducing exposure on individual risks, protecting against catastrophic risks, maintaining acceptable capital ratios and enabling the writing of additional business. Reinsurance ceded does not legally discharge the Company from its liabilities to the original policyholder in respect of the risk being reinsured.

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

          The following table provides an analysis of gross premiums written, net premiums written and net premiums earned for the Insurance segment for the three years ended December 31:

	2011			2010			2009 (1)

(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

Casualty – professional lines	$1,377,560	$1,278,723	$1,287,230	$1,412,131	$1,306,441	$1,316,173	$1,423,756	$1,336,541	$1,276,005
Casualty – other lines	1,158,493	714,184	695,094	1,030,877	650,717	632,737	947,121	570,887	655,126
Other property	896,794	534,799	481,148	699,442	414,251	416,917	649,592	361,841	426,441
Marine, energy, aviation, and satellite	657,898	544,499	528,454	668,878	570,957	540,319	644,898	516,408	546,806
Other specialty lines (2)	734,194	636,047	665,727	602,787	519,557	606,682	577,804	483,166	634,436
Other (3)	(404)	(718)	3,552	(2,545)	(7,582)	1,554	5,257	1,077	12,217
Structured indemnity	130	130	2,522	6,810	6,809	14,756	3,460	3,460	8,762

Total	$4,824,665	$3,707,664	$3,663,727	$4,418,380	$3,461,150	$3,529,138	$4,251,888	$3,273,380	$3,559,793

(1)	Certain reclassifications have been made to conform to current year presentation.
(2)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, specie, middle markets and excess and surplus lines.
(3)	Other includes credit and surety and other lines.

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

          North America – AIG, ACE, Chubb, FMG, Zurich, Travelers, CNA Financial Corporation, Hartford, Liberty Mutual Group, Arch Capital Group Ltd (“Arch”) and Lloyd’s.

          Europe – Allianz, AIG, FMG, Zurich, AXA Insurance Ltd. (“AXA”), ACE, Lloyd’s, Assicurazioni Generali (“Generali”) and HDI-Gerling Industrie Versicherung AG (“HDI-Gerling”).

          Bermuda – ACE, Allied World Assurance Company (“AWAC”), Axis Capital Group (“Axis”), Alterra Capital (“Alterra”), Endurance Specialty Insurance Ltd (“Endurance”) and Arch.

          Marketing and Distribution

          The majority of Insurance segment business originates via a large number of international, national and regional producers, acting as the brokers and representatives of current and prospective policyholders. This channel is supported by the Company’s Global Distribution and Network Unit, which consists of sales and marketing representatives in key markets throughout the world, representing all of the Company’s products in collaboration with the four business units. A portion of Insurance segment business is also marketed and underwritten by general agents and a portion by independent agents acting on behalf of the Company. Typically, all such producers, general agents and independent agents receive commission payments from the Company for their services, which payments are calculated as a percentage of the gross premium paid by the policyholder on an account-by-account basis. A certain portion of business originating from producers is submitted on a fee basis under which the producer is compensated by a fee paid to it by its policyholder client. From time to time, the Company also considers requests for commissions from a producer, with disclosure by the producer to the policyholder-client, where the producer receives a fee from the policyholder-client. The Company evaluates such requests on a case-by-case basis.

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

          The Company has no implied or explicit commitments to accept business from any particular broker, and neither producers nor any other third party have the authority to bind the Company, except in the case where underwriting authority may be delegated contractually to selected general agents. Such general agents are subject to a financial and operational due diligence review prior to any such delegation of authority and ongoing reviews and audits are carried out as deemed necessary by the Company with the goal of assuring the continuing integrity of underwriting and related business operations. See Item 8, Note 17(a) to the Consolidated Financial Statements for information on the Company’s major producers, “Commitments and Contingencies – Concentrations of Credit Risk.”

          Apart from compensation arrangements established with producers in connection with insurance transactions, the Company also has engaged, and may in the future engage, certain producers or their affiliates in consulting roles pursuant to which such producers provide access to certain systems and information that may assist the Company with its marketing and distribution strategy. In instances where the Company engages producers in such consulting roles, the Company may compensate the relevant producers on a fixed fee basis, a variable fee basis based upon Company usage of the systems and information proffered, or through a combination of fixed and variable fees.

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

          Claims in respect of business written by the Company’s Lloyd’s syndicates are primarily notified by various central market bureaus. Where a syndicate is a “leading” syndicate on a Lloyd’s policy, its underwriters and claims adjusters will work directly with the broker or insured on behalf of itself and the following market for any particular claim. This may involve appointing attorneys or loss adjusters. The claims bureaus and the leading syndicate advise movement in loss reserves to all syndicates participating on the risk. The Company’s claims department may adjust the case reserves it records from those advised by the bureaus as deemed necessary.

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

          In February 2010, the insurance operations started deploying a new claims IT platform called XL GlobalClaim (“GCS”). The system was successfully deployed throughout the Company in 2011. GCS converts the claim operation to a paperless environment and connects the legacy systems to allow for consistent data aggregation for all global claims operations.

Reinsurance Segment

          General

          The Company’s Reinsurance segment is structured geographically into Bermuda operations, North American operations, European/Asia Pacific operations and Latin American operations.

          The segment provides casualty, property risk, property catastrophe, marine, aviation, treaty and other specialty reinsurance on a global basis with business being written on both a proportional and non-proportional basis and also on a facultative basis. Given challenging market conditions and the changing economic environment that was experienced since 2008, the Company’s lines of business within its reinsurance operations continued to focus on those that provide the best return on capital. For the Company’s Reinsurance segment, this resulted, in certain instances, in a greater emphasis being placed on short-tail lines of business.

          Business written on a non-proportional basis generally provides for an indemnification by the Company to the ceding company for a portion of losses, both individually and in the aggregate, on policies with limits in excess of a specified individual or aggregate loss deductible. For business written on a proportional basis, including “quota share” or “surplus” basis, the Company receives an agreed percentage of the premium and is liable for the same percentage of each and all incurred loss. For proportional business, the ceding company normally receives a ceding commission for the premiums ceded and may also, under certain circumstances, receive a profit commission based on performance of the contract. Occasionally this commission could be on a sliding scale depending on the loss ratio performance of the contract. The Company’s casualty reinsurance includes general liability, professional liability, automobile and workers’ compensation. Professional liability includes directors’ and officers’, employment practices, medical malpractice and environmental liability. Casualty lines are written as treaties or programs and on both a proportional and a non-proportional basis. The treaty business includes clash programs, which cover a number of underlying policies involved in one occurrence or a judgment above an underlying policy’s limit, before suffering a loss.

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

          The Company’s property catastrophe reinsurance account is generally “all risk” in nature. As a result, the Company is exposed to losses from sources as diverse as hurricanes and other windstorms, earthquakes, freezing, riots, floods, industrial explosions, fires, and many other potential natural or man-made disasters. In accordance with market practice, the Company’s policies generally exclude certain risks such as war, nuclear contamination or radiation. Following the terrorist attacks at the World Trade Center in New York City, Washington, D.C. and Pennsylvania on September 11, 2001 (collectively, “the September 11 event”), terrorism cover, including, nuclear, biological, radiological and chemical, or “NBRC”, has been restricted or excluded in many territories and classes. Some U.S. states require some cover for “Fire Following” terrorism and some countries make terrorism coverage mandatory. The Company’s predominant exposure under such coverage is to property damage.

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

          The segment’s most significant operating legal entities in 2011 based on revenues were as follows: XL Reinsurance America Inc., XL Re Europe Limited, XL Re Ltd and XL Re Latin America Ltd.

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

          Other factors assessed by the Company include the reputation of the proposed cedant, the geographic area in which the cedant does business and its market share, a detailed evaluation of catastrophe and risk exposures, and historical loss data for the cedant where available and for the industry as a whole in the relevant regions in order to compare the cedant’s historical loss experience to industry averages. On-site underwriting and claim reviews are performed where it is deemed necessary to determine the quality of a current or prospective cedant’s underwriting operations, with particular emphasis on casualty proportional and working excess of loss placements.

          For property catastrophe reinsurance business, the Company’s underwriting guidelines generally limit the amount of exposure it will directly underwrite for any one reinsured and the amount of the aggregate exposure to catastrophic losses in any one geographic zone. The Company believes that it has defined geographic and peril zones such that a single occurrence, for example, an earthquake or hurricane, should not affect more than one peril zone. While the exposure to multiple zones is considered remote for events such as a hurricane, the Company does manage its aggregate exposures for such a scenario where the Company considers it appropriate to do so. The definition of the Company’s peril zones is subject to periodic review. The Company also generally seeks an attachment point for its property catastrophe reinsurance at a level that is high enough to produce a low frequency of loss. The Company seeks to limit its aggregate exposure in the proportional business through extensive use of occurrence and cession limits.

          Reinsurance Retroceded

          The Company uses third party reinsurance to support the underwriting and retention guidelines of each reinsurance subsidiary as well as to seek to limit the aggregate exposure of the Company to a particular risk or class of risks. Reinsurance is purchased at several levels ranging from reinsurance of risks assumed on individual contracts to reinsurance covering aggregate exposures. The benefits of ceding risks to other reinsurers include reducing exposure on individual risks, protecting against catastrophic risks, maintaining acceptable capital ratios and enabling the writing of additional business. Reinsurance ceded does not legally discharge the Company from its liabilities in respect of the risk being reinsured. Reinsurance ceded varies by location and line of business based on factors including, among others, market conditions and the credit worthiness of the counterparty.

          The Company’s traditional catastrophe retrocession program was renewed in June 2011 to cover certain of the Company’s exposures. These protections, in various layers and in excess of varying attachment points according to the territory exposed, assist in managing the Company’s net retention to an acceptable level. The Company has co-reinsurance retentions within this program. The Company renewed additional structures with a restricted territorial scope for 12 months in July 2011. The Company continues to buy additional protection for the Company’s marine and offshore energy exposures. These covers provide protection in various layers and excess of varying attachment points according to the scope of cover provided. The Company has co-reinsurance participations within this program.

          The Company continues to buy specific reinsurance on its property and aviation portfolios to manage its net exposures in these classes. The motor third party liability specific reinsurance was not renewed on April 1, 2011.

          See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, Note 9 to the Consolidated Financial Statements, “Reinsurance,” for further information.

          Premiums

          The following table provides an analysis of gross premiums written, net premiums written and net premiums earned for the Reinsurance segment for the last three years ended December 31:

	2011			2010			2009 (2)

(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

Casualty – professional lines	$217,389	$217,389	$213,949	$218,301	$222,133	$222,720	$170,928	$166,903	$196,624
Casualty – other lines	292,508	290,963	256,853	229,535	222,351	219,154	218,778	217,889	257,610
Property catastrophe	461,742	404,447	387,523	370,266	326,758	323,588	357,267	312,321	312,780
Other property	847,816	583,100	587,611	802,494	562,416	534,422	862,310	553,556	560,379
Marine, energy, aviation, and satellite	156,161	141,924	130,855	117,438	103,926	88,855	89,100	82,393	83,532
Other (1)	102,185	92,083	90,776	103,959	99,897	112,305	156,092	132,322	172,588
Structured indemnity	(4,182)	(4,182)	(4,182)	958	957	955	4,948	4,948	8,433

Total	$2,073,619	$1,725,724	$1,663,385	$1,842,951	$1,538,438	$1,501,999	$1,859,423	$1,470,332	$1,591,946

(1)	Other includes credit and surety, whole account contracts and other lines.
(2)	Certain reclassifications have been made to conform to current year presentation.

          Additional discussion and financial information about the Reinsurance segment are set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 4 to the Consolidated Financial Statements, “Segment Information.”

          Competition

          The Company competes globally in the property and casualty markets.

          The Company’s major geographical markets for its property and casualty reinsurance operations are North America, Europe, Bermuda and Emerging Markets (covering Asia/Pacific and Latin America). The main competitors in each of these markets include the following:

          North America – Berkshire Hathaway, Munich Re Corporation, Swiss Re America Corporation, Transatlantic Re, Everest Re Group Ltd, Hannover Re and PartnerRe Ltd.

          Bermuda – ACE Tempest Reinsurance Ltd, AXIS Specialty Limited, Arch Reinsurance Limited, Renaissance Reinsurance Limited, Montpelier Reinsurance Ltd, Platinum Underwriters Bermuda Ltd and PartnerRe Ltd.

          Latin America – Munich Re, Swiss Re, Mapfre Re and IRB

          Europe and the rest of world – Munich Re, Swiss Re, Lloyd’s, SCOR Reinsurance Company, Hannover Re and PartnerRe Ltd.

          Marketing and Distribution

          See “Insurance Segment – Marketing and Distribution” and Item 8, Note 17(a) to the Consolidated Financial Statements, “Commitments and Contingencies – Concentrations of Credit Risk,” for information in the Company’s marketing and distribution procedures and information on the Company’s major brokers.

          Claims Administration

          Claims management for the reinsurance operations includes the receipt of loss notifications, review and approval of claims through a claims approval process, establishment of loss reserves and approval of loss payments. Case reserves for reported claims are generally established based on reports received from ceding companies with additional case reserves being established when deemed appropriate. Additionally, claims audits are conducted for specific claims and claims procedures at the offices of selected ceding companies, particularly in the United States and the U.K.

Life Operations Segment

          During 2009, the Company completed a strategic review of its life reinsurance business. In relation to this initiative, during 2009 the Company sold the renewal rights to certain of its businesses, sold its U.S. life reinsurance business and announced that it would run-off its existing book of U.K. and Irish traditional life and annuity business, and not accept new business. In addition, in 2010, the Company consummated various transactions to novate and recapture U.K. and Irish term assurance and critical illness treaties and U.S. mortality retrocession pools.

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

          The portfolio has three particularly significant components:

          (1) The portfolio includes a small number of large contracts relating to closed blocks of U.K. and Irish fixed annuities in payment. In relation to certain of these contracts, the Company received cash and investment assets at the inception of the reinsurance contract, relating to the future policy benefit reserves assumed. These contracts are long-term in nature, and the expected claims payout period can span up to 30 or 40 years with average duration of around 10 years. The Company is exposed to investment and survivorship risk over the life of these arrangements.

          (2) The second component of the portfolio relates to life risks (in the U.S., the U.K. and Ireland) and critical illness risks (in the U.K. and Ireland) where the Company is exposed to the mortality, morbidity and lapse experience from the underlying business, over the medium to long-term.

          (3) The third component relates to the annually renewable business covering life, accident and health risks written in Continental Europe. These contracts are short-term in nature and include both proportional and non-proportional reinsurance structures. While the renewal rights for this business have been sold, the existing business remains with the Company.

          Underwriting & Claims Administration

          While the Life operations segment was closed to new business in March 2009, the pricing information below reflects how new business was acquired prior to that date and hence is relevant to the in-force portfolio of business.

          Life reinsurance transactions fall into two distinct forms. The first relates to the reinsurance of an existing and closed block of risks (“in-force deal”), where the nature of the underlying exposure is known at the date of execution. The second relates to the reinsurance of liabilities that are yet to be written by the ceding company (“new business treaty”) where, provided the subsequent risks are within the agreed treaty parameters, these risks may be added to the portfolio.

          The underwriting of an in-force deal is highly actuarial in nature, requiring detailed analytical appraisal of the key parameters which drive the ultimate profitability of the deal. This includes analysis of historic experience (claims, lapses, etc.) as well as the projection of these assumptions into the future.

          When new business was written, in addition to the actuarial analysis required to set the terms, there was also a requirement to establish medical underwriting criteria that will apply to the new risks that may be added to the treaty. Once a treaty is accepted, there is then an ongoing need to monitor the risk selection by the medical underwriters at the ceding company and to ensure that the criteria are being met.

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

          In addition, the Company maintained a medical underwriting manual that set out the approach to be taken to underwriting specific medical impairments when setting terms for a new business treaty.

          Reinsurance Retroceded

          The Company purchases limited retrocession capacity on a “per-life” basis in the United States in order to cap the maximum claim arising from the death of a single individual. Cover is purchased from professional retrocessionaires that meet the Company’s criteria for counterparty exposures. Limited retrocession of fixed annuity business has been arranged to manage aggregate longevity capacity on specific deals. Limited retrocession of life, accident and health business on specific treaties written in Continental Europe has also been arranged to manage mortality and morbidity risks.

          Premiums

          The following table is an analysis of the Life operations gross premiums written, net premiums written and net premiums earned for the year ended December 31, 2011:

(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

Other Life	$232,754	$230,130	$230,786
Annuity	161,801	132,232	132,232

Total	$394,555	$362,362	$363,018

          Additional discussion and financial information about the Life operations is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, Note 4 to the Consolidated Financial Statements, “Segment Information.”

          Competition

          In regards to the Life operations segment, the core activity is in the U.S., the U.K., Ireland and Continental Europe. While the Company no longer competes for new business, it retains an in-force portfolio and hence views companies with similar portfolios as competitors.

          For the fixed annuity business, competition has historically come from less traditional reinsurance entities, such as Canada Life and Prudential (U.K.) together with Swiss Re, Partner Re, Scor Global Life and Pacific Life Re, among others, who have entered or re-entered this market.

          Marketing and Distribution

          The Company no longer markets or distributes new products in this segment.

Other Financial Lines Business

          Following the streamlining of the Company’s operating segments in the first quarter of 2009, the Other Financial Lines business was included in Corporate. This business previously included contracts associated with the funding agreement (“FA”) business and the guaranteed investment contract (“GIC”) business. GICs and FAs provide users guaranteed rates of interest on amounts previously invested with the Company. FAs were very similar to GICs in that they have known cash flows. FAs were sold to institutional investors, typically through medium term note programs. During August 2010, the remaining balance of FAs of $450 million was settled and as a result, the Other Financial Lines entities and business are no longer active.

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

Analysis of P&C Losses and Loss Expense Reserve Development
Net of Reinsurance Recoveries

(U.S. dollars in millions)	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011

ESTIMATED LIABILITY FOR UNPAID LOSSES AND LOSS EXPENSES, NET OF REINSURANCE RECOVERABLES	$7,004	$8,313	$10,532	$12,671	$17,200	$17,900	$18,191	$17,686	$17,266	$16,882	$16,984
LIABILITY RE-ESTIMATED AS OF:
One year later	$7,404	$9,250	$10,800	$13,785	$17,090	$17,475	$17,580	$17,401	$16,893	$16,597
Two years later	8,423	9,717	11,842	13,675	16,828	16,631	17,286	17,027	16,503
Three years later	8,653	10,723	11,849	13,607	16,155	16,441	16,956	16,639
Four years later	9,727	10,738	11,860	13,258	16,067	16,064	16,550
Five years later	9,674	10,710	11,680	13,236	15,796	15,667
Six years later	9,718	10,642	11,794	13,068	15,448
Seven years later	9,680	10,824	11,669	12,819
Eight years later	9,921	10,775	11,464
Nine years later	9,863	10,617
Ten years later	9,776

CUMULATIVE REDUNDANCY (DEFICIENCY)	(2,772)	(2,304)	(932)	(148)	1,752	2,233	1,641	1,047	763	285

CUMULATIVE PAID LOSSES, NET OF REINSURANCE RECOVERIES, AS OF:
One year later	$2,011	$2,521	$1,985	$2,008	$3,437	$3,188	$3,207	$3,436	3,028	$3,256
Two years later	3,984	3,800	2,867	3,884	5,759	5,620	5,673	5,848	5,530
Three years later	4,703	4,163	4,380	5,181	7,590	7,528	7,471	7,860
Four years later	4,641	5,365	5,286	6,392	8,936	8,787	8,941
Five years later	5,526	6,018	6,225	7,386	9,882	9,763
Six years later	5,969	6,764	7,002	8,098	10,636
Seven years later	6,514	7,381	7,591	8,690
Eight years later	6,965	7,797	8,106
Nine years later	7,291	8,249
Ten years later	7,634

Analysis of P&C Losses and Loss Expense Reserve Development
Gross of Reinsurance Recoverables

(U.S. dollars in millions)	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011

ESTIMATED GROSS LIABILITY FOR UNPAID LOSSES AND LOSS EXPENSES	$11,807	$13,333	$16,553	$19,616	$23,598	$22,895	$22,857	$21,650	$20,824	$20,532	$20,614
LIABILITY RE-ESTIMATED AS OF:
One year later	$12,352	$15,204	$18,189	$19,987	$23,209	$22,458	$21,803	$21,348	$20,509	$20,258
Two years later	14,003	16,994	18,520	19,533	22,937	21,337	21,445	21,094	19,982
Three years later	15,377	17,210	18,324	19,525	22,139	21,057	21,305	20,605
Four years later	15,441	17,048	18,362	19,153	21,992	20,787	20,853
Five years later	15,267	17,106	18,236	19,099	21,835	20,350
Six years later	15,401	17,051	18,328	19,050	21,426
Seven years later	15,381	17,189	18,321	18,766
Eight years later	15,602	17,253	18,083
Nine years later	15,639	17,072
Ten years later	15,508
CUMULATIVE REDUNDANCY (DEFICIENCY)	(3,701)	(3,739)	(1,530)	850	2,172	2,545	2,004	1,045	842	274

          The following table presents an analysis of the Company’s paid, unpaid and incurred losses and loss expenses and a reconciliation of beginning and ending unpaid losses and loss expenses for the years indicated:

Reconciliation of Unpaid Losses and Loss Expenses

(U.S. dollars in thousands)	2011	2010	2009

Unpaid losses and loss expenses at beginning of year	$20,531,607	$20,823,524	$21,650,315
Unpaid losses and loss expenses recoverable	3,649,290	3,557,391	3,964,836

Net unpaid losses and loss expenses at beginning of year	16,882,317	17,266,133	17,685,479
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	4,363,258	3,584,662	3,453,577
Prior years	(284,867)	(372,862)	(284,740)

Total net incurred losses and loss expenses	4,078,391	3,211,800	3,168,837
Exchange rate effects	(130,533)	(125,107)	287,752
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	589,870	442,262	439,638
Prior years	3,256,332	3,028,247	3,436,297

Total net paid losses	3,846,202	3,470,509	3,875,935
Net unpaid losses and loss expenses at end of year	16,983,973	16,882,317	17,266,133
Unpaid losses and loss expenses recoverable	3,629,928	3,649,290	3,557,391

Unpaid losses and loss expenses at end of year	$20,613,901	$20,531,607	$20,823,524

          The Company’s net unpaid losses and loss expenses relating to the Company’s operating segments at December 31, 2011 and 2010 were as follows:

(U.S. dollars in millions)	2011	2010

Insurance	$11,374	$11,240
Reinsurance	5,610	5,642

Net unpaid loss and loss expense reserves	$16,984	$16,882

Current year net losses incurred

          Current year net losses incurred increased by $778.6 million in 2011 as compared to 2010. This was mainly as a result of the current year loss ratio increasing by 10.7 loss percentage points due to higher losses from natural catastrophes as compared to 2010, but also from the following: (i) the Insurance segment in 2011 experienced higher large loss activity in the energy, property and marine businesses, as compared to 2010; and (ii) the Reinsurance segment in 2011 experienced higher levels of large loss events in U.S. property including a deterioration in the performance of a large U.S. agricultural program, higher attritional losses as well as business mix changes, as compared to 2010.

          Current year net losses incurred increased by $131.1 million in 2010 as compared to 2009. This was mainly as a result of the current year loss ratio increasing by 4.2 loss percentage points due to higher losses from natural catastrophes as compared to 2009, but also from the following: (i) the Insurance segment - in 2010, there were higher large loss events in property and excess casualty, adverse experience in exited lines of business and the impact of flat to slightly negative rate changes partially offset by changes in business mix and improved loss experience in aerospace, as compared to 2009; and (ii) the Reinsurance segment – in 2010, there were large loss events in the marine lines which were offset by changes in business mix, improved loss experience in property, discontinued financial lines and the professional and trade credit business related to the credit crisis, as compared to 2009.

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

Gross
(U.S. dollars in millions)	2011	2010	2009

Unpaid losses and loss expense reserves at January 1	$20,532	$20,824	$21,650
Gross (favorable) adverse development of those reserves during the year	(274)	(315)	(302)

Unpaid losses and loss expense reserves re-estimated at December 31	$20,258	$20,509	$21,348

Net
(U.S. dollars in millions)	2011	2010	2009

Unpaid losses and loss expense reserves at January 1	$16,882	$17,266	$17,686
Net (favorable) adverse development of those reserves during the year	(285)	(373)	(285)

Unpaid losses and loss expense reserves re-estimated at December 31	$16,597	$16,893	$17,401

          As different reinsurance programs cover different underwriting years, contracts and lines of business, net and gross loss experience do not develop proportionately. In 2011 and 2009, gross prior year favorable development was in line with net prior year favorable development in total. However, during 2011, the Insurance segment experienced favorable net prior year development of $76.5 million compared to adverse gross prior year development of $23.1 million. The difference between net and gross development was driven primarily by adverse development related to large excess casualty claims associated with the Deepwater Horizon event in the 2010 accident year totaling $135.6 million on a gross basis while the net impact was $33.4 million due to the impact of outwards reinsurance protections. In addition, $150.0 million gross and $65.0 million net excess casualty IBNR reserves were reallocated to the 2010 accident year in respect of Deepwater Horizon exposures. These IBNR movements were entirely offset by reserve reductions in older accident years. This activity largely explains the difference between the gross and net prior year development for the Insurance segment in 2011 as well as the overall strengthening of the 2010 accident year reflected in the loss reserve development tables shown on the previous pages. During 2010, net prior year favorable development exceeded gross prior year favorable development due primarily to the Insurance segment from a single large claim in excess casualty that was heavily ceded.

          The following table presents the net (favorable) adverse prior year loss development of the Company’s loss and loss expense reserves by operating segment for each of the years indicated:

(U.S. dollars in millions)	2011	2010	2009

Insurance segment	$(76.5)	$(127.4)	$(62.9)
Reinsurance segment	(208.4)	(245.5)	(221.8)

Total	$(284.9)	$(372.9)	$(284.7)

          The Company had net favorable prior year reserve development in property and casualty operations of $284.9 million, $372.9 million and $284.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. See the Income Statement Analysis at Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 10 to the Consolidated Financial Statements, “Losses and Loss Expenses,” for further information regarding the developments in prior year loss reserve estimates for each of the years indicated within each of the Company’s operating segments.

Net loss reserves (disposed) acquired

          The Company did not dispose of or acquire net loss reserves in 2011, 2010 or 2009.

Exchange rate effects

          Exchange rate effects on net loss reserves in each of the three years ended December 31, 2011, 2010 and 2009 related to the global operations of the Company primarily where reporting units have a functional currency that is not the U.S. dollar. In 2011, the U.S. dollar was stronger against U.K. sterling, the Euro, the Brazilian real and the Swiss franc, which more than offset losses that were driven by a stronger Australian dollar In 2010, the U.S. dollar was stronger against the Euro, while weaker against the Swiss franc, Canadian dollar and Brazilian real. In 2009, the U.S. dollar weakened against all of the Company’s major currency exposures, particularly the Canadian dollar and U.K. sterling. These movements in the U.S. dollar gave rise to translation and revaluation exchange movements related to carried loss reserve balances of $(130.5) million, $(125.1) million and $287.8 million in the years ended December 31, 2011, 2010 and 2009, respectively.

Net paid losses

          Total net paid losses were $3.8 billion, $3.5 billion and $3.9 billion in 2011, 2010 and 2009, respectively. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information.

Other loss related information

          The Company’s net incurred losses and loss expenses include actual and estimates of potential non-recoveries from reinsurers. As at December 31, 2011 and 2010, the reserve for potential non-recoveries from reinsurers was $99.2 million and $121.9 million, respectively. For further information, see Item 8, Note 9 to the Consolidated Financial Statements, “Reinsurance.”

          Except for certain workers’ compensation (including long term disability) liabilities and certain U.K. motor liability claims, the Company does not discount its unpaid losses and loss expenses.

          The Company utilizes tabular reserving for workers’ compensation (including long-term disability) unpaid losses that are considered fixed and determinable, and discounts such losses using an interest rate of 5% in 2011 and 2010. The interest rate approximates the average yield to maturity on specific fixed income investments that support these liabilities. The tabular reserving methodology results in applying uniform and consistent criteria for establishing expected future indemnity and medical payments (including an explicit factor for inflation) and the use of mortality tables to determine expected payment periods. Tabular unpaid losses and loss expenses, net of reinsurance, at December 31, 2011 and 2010 on an undiscounted basis were $612.9 million and $660.3 million, respectively. The related discounted unpaid losses and loss expenses were $290.3 million and $311.9 million at December 31, 2011 and 2010, respectively.

INVESTMENTS

Investment structure and strategy

          The Company’s investment operations are managed centrally by the Company’s Investment Group. The Risk and Finance Committee (the “RFC”) of the Board of Directors of XL-Ireland approves overall investment policy and guidelines, and reviews the implementation of the investment strategies on a regular basis.

Strategic Asset Allocation

          The investment strategy for the investment portfolio is based on the strategic asset allocation (“SAA”) process, which establishes a benchmark (“SAA Benchmark”) for each of the P&C and Life portfolios that is constructed to maximize company value subject to risk tolerance of management and various constraints, e.g., liability profile, local regulatory requirements, business needs, collateral management, risk tolerance and insurance regulation. This process involves an integrated and stochastic model of the Company that includes financial conditions, reserve volatility and loss payout patterns, premium expense and loss ratio projections and correlations among asset, liabilities and economic variables.

          As part of the implementation of its SAA targets, the Company employs a comprehensive framework of investment decision authorities (“Authorities Framework”). The objective of the Authorities Framework is to ensure that the risk profile of the Company’s investment portfolio is consistent with management’s risk tolerance as reflected in the SAA Benchmarks. The Authorities Framework controls active or tactical deviations from the SAA Benchmarks. As the magnitude of these deviations increases or the resulting impact on the risk profile of the investment portfolio reaches certain predetermined thresholds, then additional levels of authority and approval are required, up to and including the RFC.

          The RFC reviews and approves the SAA Benchmarks for P&C and Life operations and the Authorities Framework as part of the investment policy. Management approves further detailed Investment Authorities which integrate the Authorities Framework into the Company’s risk governance processes. The Company has an ongoing process that focuses on optimizing the composition of the P&C and Life portfolios relative to the SAA Benchmarks. See “Investment Portfolio Structure” for more details.

Investment Portfolio Structure

          The Company’s investment portfolio consists of fixed income securities, equities, alternative investments, private investments, derivatives and other investments and cash. These securities and investments are denominated in U.S. dollar, U.K. sterling, Euro, Swiss franc, Canadian dollar and other foreign currencies.

          The Company’s direct use of investment derivatives includes futures, forwards, swaps and option contracts that derive their value from underlying assets, indices, reference rates or a combination of these factors. The Company’s investment policy allows derivatives to be used in the investment portfolio to reduce risk and enhance portfolio efficiency. Derivatives may not be used to materially increase investment risk.

          At December 31, 2011 and 2010, total investments, cash and cash equivalents, accrued investment income, and net receivable (payable) for investments sold (purchased), were $35.9 billion and $35.8 billion, respectively.

          Functionally, the Company’s investment portfolio is divided into two principal components:

          1) P&C investment portfolio

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

          The investment strategy for the P&C investment portfolio is based on the SAA process. The primary performance objective is for the total return of the P&C portfolio to meet or exceed the return of the benchmark. The second performance objective is capital preservation through managing the risk profile of the investment portfolio within management’s risk tolerance. The third performance objective is achieving the budget for Net Investment Income.

          2) Life investment portfolio

          The second component of the investment portfolio is the Life investment portfolio, which was approximately $6.5 billion and $6.4 billion at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, the securities in the Life investment portfolio represented approximately 18% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net receivable (payable) for investments sold (purchased)).

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

          As discussed above, the investment strategy for the Life investment portfolio is based on the SAA process. The Life SAA process incorporates an additional overlay of the regulatory capital model and a more extensive focus on Asset-Liability Management (“ALM”), which is possible owing to the lower volatility of life liabilities relative to P&C liabilities.

          The primary performance objective for the asset annuity transactions is to achieve a steady credit-adjusted book yield of the Life investment portfolio in order to maximize Life embedded value and minimize statutory capital needs (owing to unique technical requirements of the statutory capital model). For the investments supporting the other portions of the Life investment portfolio, which do not have this unique capital model, the performance objective is for the constrained total return to at least match the total return of the benchmark.

Implementation of investment strategy

          Although the Company’s management within the Investment Group is responsible for implementation of the investment strategy, the day-to-day management of the Company’s investment portfolio is outsourced to investment management service providers in accordance with detailed investment guidelines provided and monitored by the Company. This approach gives the Company access to top investment talent with specialized skills across a broad range of investment products and provides flexibility to actively manage the structure of the portfolio as dictated by the business needs of the Company. Investment management service providers are selected directly by the Company on the basis of various criteria including investment style, track record, performance, risk management capabilities, internal controls, operational risk and diversification implications. The vast majority of the Company’s investment portfolio is managed by large, well-established asset management institutions, while a small portion of the portfolio is managed by asset management specialist firms or boutiques. Each investment management service provider may manage one or more portfolios, each of which is generally governed by a detailed set of investment guidelines, including overall objectives, risk limits (where appropriate) and diversification requirements that fall within the Company’s overall investment policies and guidelines, including but not limited to exposures to eligible securities, prohibited investments/transactions, credit quality and general concentration limits.

Investment performance

          See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investment Performance,” for discussion of the Company’s investment performance.

Investment portfolio credit ratings, duration and maturity profile

          It is the Company’s policy to operate the combined P&C and Life (“aggregate”) fixed income portfolio with a minimum weighted average credit rating of Aa3/AA–. The aggregate credit rating is determined based on the weighted average rating of securities, where the average credit rating, where available, from Standard & Poor’s (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”) is allocated to each security. The weighted average credit rating of the aggregate fixed income portfolio was Aa2/AA at December 31, 2011 and 2010. U.S. agencies paper, whether with implicit or explicit government support, reflect the credit quality rating of the U.S. government for the purpose of these calculations.

          The Company did not have an aggregate direct investment in a single corporate issuer in excess of 5% of shareholders’ equity at December 31, 2011 or 2010. Corporate issuers represent only direct exposure to fixed maturities and short-term investments of the parent issuer and its subsidiaries. These exposures exclude asset and mortgage back securities that were issued, sponsored or serviced by the parent and government-guaranteed issues, but does include covered bonds.

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

          The maturity profile of the aggregate fixed income portfolio is a function of the maturity profile of estimated loss payments from the Company’s liabilities, the expected operating cash flows of the Company and, to a lesser extent, the maturity profile of common fixed income benchmarks. For further information on the maturity profile of the fixed income portfolio see Item 8, Note 5 to the Consolidated Financial Statements, “Investments.”

ENTERPRISE RISK MANAGEMENT

Risk Management Framework

          The Company faces strategic and operational risks related to, among others: underwriting activities, financial reporting, changing macroeconomic conditions, investment risks, reserving estimates, changes in laws or regulations, information systems, business interruption and fraud. The Company’s global P&C business, its Life operations (which is in run-off) and its investment portfolios each have their own set of risks (see Item 1A, “Risk Factors,” for a discussion of such risks). From time to time, these risks may exhibit greater levels of correlation than might be expected over the longer term due to the presence of, to a greater or lesser degree, some common risk drivers (internal or external to the Company) embedded in the Company’s businesses that may manifest themselves simultaneously. An enterprise view of risk is required to identify and manage the consequences of these common risks and risk drivers on the Company’s profitability, capital strength and liquidity.

          The Company’s enterprise risk management (“ERM”) initiatives are led by the Chief Enterprise Risk Officer (“CERO”), who is a member of the Company’s senior management team, and who reports to the Company’s Chief Executive Officer. The CERO also acts as a liaison between the Company’s Enterprise Risk Committee (see below) and the Board (or other of its committees) with respect to risk matters. All of the Company’s employees are expected to assist in the appropriate and timely identification and management of risks and to enhance the quality and effectiveness of ERM.

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

          In July 2010, after completing a comprehensive review of the Company’s ERM processes and controls, the Board determined that there was no longer a need for a special committee focused on ERM. As a result, the RFC now oversees ERM matters. With respect to the responsibilities relating to ERM, the RFC:

•

Oversees ERM activities, including the risk management framework employed by management. In light of the overall risk management framework, the RFC (i) reviews the methodology for establishing the Company’s overall risk capacity; (ii) reviews the policies for the establishment of risk limit frameworks, and adherence to such limits; and (iii) reviews and approves enterprise risk limits.

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

          Management oversight of ERM is performed, in part, via a centralized management Enterprise Risk Committee (“ERC”), which is chaired by the CERO. The ERC is comprised of the Company’s most senior management from its businesses and functions and is charged with developing and monitoring enterprise risk policies, risk appetites, risk limits and compliance with such limits, and risk aggregations, and identifying key emerging risks and ways to mitigate such risks.

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

•

Asset Subcommittee: This subcommittee assists the ERC in its responsibilities in relation to governance and oversight of asset-related risks across the Company, including its Investment Portfolio. Among its activities are (a) involvement in policy decisions on modeling and quantification of risk measurements; and (b) providing an interpretation and assessment of asset-related risks, with a particular focus on market-related risks. Further, the subcommittee is responsible for coordinating on a regular basis with the Credit Subcommittee of the ERC on asset-related credit risks.

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

Risk Appetite Management

          The Company’s risk appetite framework guides its strategies relating to, among other things, capital preservation, earnings volatility, net worth at risk, operational loss, liquidity standards, capital rating and capital structure, with the objective of preserving the Company’s capital base. This framework also addresses the Company’s tolerance to risks from material individual events (e.g., natural or man-made catastrophes such as terrorism), the Company’s investment portfolio and realistic disaster scenarios that cross multiple lines of business and risks related to some or all of the above that may occur concurrently.

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

3.

The Company also imposes limits for certain other event types at a 0.4% exceedance probability as described in further detail below. If the Company were to deploy the full limit, for any such given event type, there would be a 0.4% probability that an event would occur during the next year that would result in a net underwriting loss in excess of the limit.

          For planning purposes and to calibrate risk tolerances for business to be written from September 30, 2011 through September 30, 2012, the Company set its underwriting limits as a percent of September 30, 2011 Tangible Shareholders’ Equity (hereafter, “Tangible Shareholders’ Equity”). Tangible Shareholders’ Equity is defined as Total Shareholders’ Equity less Goodwill and Other Intangible Assets and gives effect for the exercise of the Company’s contingent put option which resulted in the issuance of $350.0 million of preference ordinary shares in October 2011. For further information see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingent Capital.” These limits may be recalibrated, from time to time, to reflect material changes in Total Shareholders’ Equity that may occur after September 30, 2011, at the discretion of management and as overseen by the Board.

          Tier I event types (“Tier 1 Events”), which include natural catastrophes, terrorism and other realistic disaster scenarios, and Tier 2 event types (“Tier 2 Events”), which include country risk, longevity risk and pandemic risk, are internal risk classifications for the purposes of defining the Company’s risk tolerances. In determining Tier 1 and Tier 2 Events the Company considers such factors as:

•	Anticipated risk adjusted returns;

•	Strategic risk preferences;

•	Relativity to peers;

•	Shareholder expectations;

•	Robustness of exposure assessment methodology; and

•	Projected enterprise loss potential.

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

          The Company sets separate limits for North Atlantic Windstorm as events within the Atlantic Basin have the potential to cross multiple countries for which separate underwriting limits are established. In particular, per event 1% exceedance probability and per event 1% TVaR underwriting limits for North Atlantic Windstorm are set at a level not to exceed approximately 16.5% and 22.5 % of Tangible Shareholders’ Equity, respectively, of which no more than 15% and 20% of such exposures, respectively, can arise from U.S. Windstorm, the latter being deemed a Tier 1 Event.

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

          For the above and other reasons, the incidence, timing and severity of catastrophes and other event types are inherently unpredictable and it is difficult to estimate the amount of loss any given occurrence will generate. As a consequence, there is material uncertainty around the Company’s ability to measure exposures associated with individual events and combinations of events. This uncertainty could cause actual exposures and losses to deviate from those amounts estimated, which in turn can create a material adverse effect on the Company’s financial condition and results of operations and may result in substantial liquidation of investments, possibly at a loss, and outflows of cash as losses are paid.

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

          In addition, the Company’s ERM processes complement the Company’s overall internal control framework by helping to manage the complexity that is inherent within an organization of the Company’s size, the variety of its businesses and investment activities and geographical reach. However, internal controls and ERM can provide only reasonable, not absolute, assurance that control objectives will be met. As a result, the possibility of material financial loss remains in spite of the Company’s ERM activities. An investor should carefully consider the risks and all information set forth in this report including the discussion included in Item 1A “Risk Factors,” Item 7A, “Quantitative and Qualitative Disclosure About Market Risk,” and Item 8, “Financial Statements and Supplementary Data.”

REGULATION

          The Company’s operating subsidiaries are subject to regulation and supervision in each of the jurisdictions where they are domiciled and licensed to conduct business. Generally, regulatory authorities can have broad supervisory and administrative powers over such matters as licenses, fitness of management, standards of solvency, material transactions between affiliates, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid losses and loss adjustment expenses, reinsurance, minimum capital and surplus requirements and/or risk based capital standards, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders.

Bermuda Operations

          The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Act”), regulates the Company’s (re)insurance operating subsidiaries in Bermuda, and it provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (the “BMA”) under the Act. The Act does not distinguish between insurers and reinsurers and the defined term “Insurance business” in the Act includes reinsurance business.

          The Act imposes on Bermuda (re)insurance companies, solvency and liquidity standards, certain restrictions on the declaration and payment of dividends and distributions, certain restrictions on the reduction of statutory capital, auditing and reporting requirements, and grants the BMA powers to supervise, investigate and intervene in the affairs of insurance companies. Significant requirements include the appointment of an independent auditor, the appointment of a principal representative and a loss reserve specialist for general business and an actuary for long-term business. Class 4 (re)insurers are required to prepare and file with the BMA audited annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) or International Financial Reporting Standards (“IFRS”). The BMA publishes on its website each such Class 4 (re)insurer’s GAAP or IFRS audited financial statements. In addition to the audited GAAP or IFRS financial statements, Class 4 (re)insurers are required to prepare and file with the BMA statutory financial statements which are not prepared in accordance with GAAP. The statutory financial statements and statutory financial return do not form part of the public records maintained by the BMA and the filing of the Annual Statutory Financial Return with the BMA. The Supervisor of Insurance is the chief administrative officer under the Act.

          A (re)insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities.

          Currently, all Class 4 general business (re)insurers are required to maintain available statutory capital and surplus at a level equal to or in excess of their enhanced capital requirement (“ECR”). The applicable ECR is established by reference to either The Bermuda Solvency Capital Requirement (“BSCR”), which employs a standard mathematical model that can relate more accurately the risks taken on by (re)insurers to the capital that is dedicated to their business or a BMA-approved internal capital model. Beginning with the 2011 financial year end statutory filings, Class E long-term insurers will be required to maintain available statutory capital and surplus at a level equal to or in excess of an ECR which is established by reference to either the BSCR for long-term insurers model or a BMA-approved internal capital model.

          Under the Bermuda Companies Act 1981, as amended, a Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than its liabilities. For further information see Item 8, Note 23 to the Consolidated Financial Statements, “Statutory Financial Data.”

          All Bermuda (re)insurers must comply with the BMA’s Insurance Code of Conduct (“ICIC”), which came into force on July 1, 2011. The ICIC establishes duties, requirements and standards to be complied with under the Act. Failure to comply with the requirements of the ICIC will be a factor taken into account by the BMA in determining whether a (re)insurer is conducting its business in a sound and prudent manner under the Act. Under the provisions of the Act, the BMA may, from time to time, conduct “on site” visits at the offices of the (re)insurers it regulates.

          The Insurance Amendment (No. 3) Act 2010 came into force on December 31, 2010 and created five new classes of long-term insurance licenses: Class A – Class E. Prior to the enactment of this amendment, a (re)insurer carrying on long-term insurance was registered simply as a “long-term” (re)insurer. Existing long-term insurers were required to re-register under the appropriate new classification system. Effective December 31, 2011, further amendments were made to the Act to extend enhanced solvency reporting requirements to Class E (re)insurers. Class E insurers are now required to prepare and file with the BMA, in addition to statutory financial statements, financial statements prepared in accordance with GAAP or IFRS.

          Amendments made in 2010 to the Act provide for written notification to be made to the BMA with respect to a person who becomes a holder of at least 10%, 20%, 33% or 50% of the voting shares of an insurer whose shares or the shares of its parent company are traded on any stock exchange which is recognized by the BMA for this purpose within 45 days of becoming such a shareholder controller. Where it appears to the BMA that a person who is a controller of any description is not or is no longer a fit and proper person to be such a controller, it may serve him with a written notice of objection to his continuing as a controller of the (re)insurer. Also, a (re)insurer must provide written notice to the BMA that a person has become, or ceased to be, a controller or officer of a (re)insurer within 45 days of becoming aware of such fact. An officer in relation to a (re)insurer includes a director, chief executive or senior executive performing duties of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters.

          All registered (re)insurers are required to give notice to the BMA of certain measures that are likely to be of material significance to the BMA in the discharge of its functions under the Act. A material change includes (i) the transfer or acquisition of insurance business being part of a scheme falling under section 25 of the Act or section 99 of the Bermuda Companies Act 1981; (ii) the amalgamation with or acquisition of another firm; (iii) engaging in non-insurance business and activities related thereto where such business is not ancillary to its (re)insurance business; and (iv) engaging in unrelated business that is retail business.

          In March 2011, the Exempted Undertaking Tax Protection Act 1966 was amended to extend the period from March 28, 2016 to March 31, 2035 for which the Minister of Finance may grant an assurance to an exempted undertaking, (which includes Bermuda exempted companies, permit companies, partnerships and unit trusts) that it will not be liable to pay certain taxes. These include any taxes computed on profits or income or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax.

United States

          Within the United States, the Company’s insurance and reinsurance subsidiaries are subject to regulation and supervision by their respective states of incorporation and by other jurisdictions in which they do business. The methods of regulation vary, but in general have their source in statutes that delegate regulatory and supervisory powers to an insurance official. The regulation and supervision relate primarily to approval of policy forms and rates, the standards of solvency that must be met and maintained including risk-based capital standards, material transactions between an insurer and its affiliates, the licensing of insurers, agents and brokers, restrictions on insurance policy terminations, the nature of and limitations on the amount of certain investments, restrictions and limitations on dividends paid to shareholders, limitations on the net amount of insurance of a single risk compared to the insurer’s surplus, deposits of securities for the benefit of policyholders, methods of accounting, collateral requirements to obtain surplus credit for ceded reinsurance assets, periodic examinations of the financial condition and market conduct of insurance companies, the form and content of reports of financial condition required to be filed, and reserves for unearned premiums, losses, expenses and other obligations. All transactions between or among the insurance and reinsurance company subsidiaries must be fair and equitable. In general, such regulation is for the protection of policyholders rather than shareholders.

          Regulations generally require insurance and reinsurance companies to furnish information to their domestic state insurance department concerning activities that may materially affect the operations, management or financial condition and solvency of the company. Regulations vary from state to state but generally require that each primary insurance company obtain a license or certificate of authority from the department of insurance of a state to conduct business in that state. An insurer may also earn accreditation as an approved surplus lines insurer in order to conduct business on an excess & surplus insurance basis within a particular state. A reinsurance company is not generally required to have an insurance license to reinsure a U.S. ceding company from outside the United States. However, for a U.S. ceding company to obtain financial statement credit for reinsurance ceded, the reinsurer must obtain an insurance license or achieve accredited status from the cedant’s state of domicile or another U.S. state with equivalent insurance regulation, or must post collateral to support the liabilities ceded. In addition, regulations for reinsurers vary somewhat from primary insurers in that the form and rate of reinsurance contracts and the market conduct of reinsurers are not subject to regulator approval.

          The Company’s U.S. insurance and reinsurance subsidiaries are required to file detailed annual and, in most states, quarterly reports with state insurance regulators in each of the states in which they are licensed or accredited. Such annual and quarterly reports are required to be prepared on a calendar year basis. In addition, the U.S. insurance subsidiaries’ operations and accounts are subject to financial condition and market conduct examination at regular intervals by state regulators. Effective January 1, 2010, the Company’s U.S. insurance subsidiaries were required to comply with expanded state model audit laws which require the filing of a Management’s Report of Internal Control Over Financial Reporting. The report provides management’s assertion that it has responsibility for establishing and maintaining a system of adequate internal controls over statutory financial reporting, and provides management’s assessment that the system is effective. In addition, these laws also expanded the governance requirements of the insurance subsidiaries.

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

          In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) was passed into law. Dodd-Frank requires the creation of a Federal Insurance Office within the Treasury Department that will be focused on national coordination of the insurance sector, systemic risk mitigation and international regulatory cooperation. Although the Federal Insurance Office currently does not directly regulate the insurance industry, under Dodd-Frank it has the power to preempt state insurance regulations that are inconsistent with international agreements regarding insurance regulation, subject to certain exceptions. In addition, Dodd-Frank provides that the Federal Insurance Office must submit a report to Congress on improving U.S. insurance regulation, which must cover the feasibility of future federal regulation of the U.S. insurance industry.

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

Other International Operations

          A substantial portion of the Company’s property and casualty insurance business and a majority of its life reinsurance business are carried on in countries other than Bermuda and the United States. The degree of regulation in foreign jurisdictions can vary. Generally, the Company’s subsidiaries must satisfy local regulatory requirements. Licenses issued by foreign authorities to subsidiaries of the Company are subject to modification or revocation for cause by such authorities. The Company’s subsidiaries could be prevented, for cause, from conducting business in certain of the jurisdictions where they currently operate. While each country imposes licensing, solvency, auditing and financial reporting requirements, the type and extent of the requirements differ substantially. Key areas where country regulations may differ include: (i) the type of financial reports to be filed; (ii) a requirement to use local intermediaries; (iii) the amount of reinsurance permissible; (iv) the scope of any regulation of policy forms and rates; and (v) the type and frequency of regulatory examinations.

          In addition to these requirements, the Company’s foreign operations are also regulated in various jurisdictions with respect to currency, amount and type of security deposits, amount and type of reserves, amount and type of local investment and limitations on the share of profits to be returned to policyholders on participating policies. For further information see Item 8, Note 23 to the Consolidated Financial Statements, “Statutory Financial Data.”

European Union

          Financial services including insurance, reinsurance and trading in the U.K. are regulated by the Financial Services Authority (“FSA”). The FSA’s Handbook of Rules and Guidance (the “FSA Rules”) covers all aspects of regulation including capital adequacy, financial and non-financial reporting and certain activities of U.K.-regulated firms. The Company’s subsidiaries carrying out regulated activities in the U.K. comply with the FSA Rules. The Company’s Lloyd’s managing agency, its managed syndicates and its associated corporate capital vehicles are subject to additional Lloyd’s requirements.

          FSA regulations also impact the Company as “controller” (an FSA defined term) of its U.K. regulated subsidiaries. Through the FSA’s Approved Persons regime, certain employees and directors are subject to regulation by the FSA of their fitness and certain employees are individually registered at Lloyd’s.

          The Company’s network of offices in the European Union consists mainly of branches of U.K. as well as Irish (regulated by the Central Bank of Ireland) companies that are principally regulated under European Directives from their home states, the U.K. and Ireland, rather than by each individual jurisdiction. Company law in the U.K. and Ireland prohibits the Company’s U.K. and Irish entities from declaring a dividend to their respective shareholders unless the applicable entity has “profits available for distribution.”

The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. and Irish insurance regulatory laws impose no statutory restrictions on a general insurer’s ability to declare a dividend, the regulatory rules require maintenance of each insurance company’s solvency margin within its jurisdiction and, in addition, regulatory approval must be sought in advance of paying a distribution by an Irish or U.K. regulated company. In addition, as an Irish public limited company, XL-Ireland is also subject to additional reporting requirements under Irish company law.

          An E.U. directive covering the capital adequacy and risk management of, and regulatory reporting for, insurers, known as Solvency II, was adopted by the European Parliament in April 2009. Insurers and reinsurers within the European Economic Area (“EEA”) will need to be compliant with Solvency II by January 1, 2014, although they may need to demonstrate to their regulators certain elements of the requirements are in place in advance, particularly when selecting internal model approval at the outset. Solvency II presents a number of risks to XL’s European operations. Insurers across Europe are liaising closely with the regulators and undertaking a significant amount of work to develop their internal capital models and to ensure that they will meet the new requirements. This may divert resources from other business-related tasks. Final Solvency II guidance has yet to be published; consequently the Company’s implementation plans are based on its current understanding of the Solvency II requirements which may change. Increases in capital requirements as a result of Solvency II may be required and may impact the Company’s results of operations.

Swiss Operations

          In Switzerland, the Company’s operations are regulated under the Insurance Supervision Act of December 17, 2004. Both Insurance and Reinsurance operations are supervised under this Act. Reinsurance branches of foreign legal entities are not regulated. Insurance branches of foreign entities are subject to limited regulations. Supervision in Switzerland is exercised by the Federal Financial Market Supervisory Authority (“FINMA”). The supervisory regime currently comprises both Solvency I requirements and Solvency II type requirements (“Swiss Solvency Test”), the latter of which impose higher capital requirements, with which the entities operating in Switzerland comply. Furthermore, direct insurers and insurance branches operating in Switzerland have to comply with “tied assets” requirements.

          FINMA may call for supervision of an “Insurance group,” based on certain qualitative and quantitative standards. XL’s operations in Switzerland are currently not subject to this “Group supervision.” XL Company Switzerland GmbH, an intermediary holding company, is consequently not subject to FINMA regulations.

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

EMPLOYEES

          At December 31, 2011, the Company had 3,818 employees. At that date, 233 of the Company’s employees were represented by workers’ councils and 402 of the Company’s employees were subject to industry-wide collective bargaining agreements in several countries outside the United States.

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

          The Company’s website address is http://www.xlgroup.com. The information contained on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K or any other of the Company’s documents filed with or furnished to the SEC.

          The Company makes available free of charge, including through the Company’s website, the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

          The Company adopted Corporate Governance Guidelines, as well as written charters for each of the Audit Committee, the Management Development and Compensation Committee, the Nominating, Governance and External Affairs Committee and the Risk and Finance Committee, as well as a Code of Conduct and a related Compliance Program. Each of these documents is posted on the Company’s website at http://www.xlgroup.com, and each is available in print to any shareholder who requests it by writing to the Company at Investor Relations Department, XL Group plc, Seaview House, 70 Seaview Avenue, Stamford, CT 06902-6040 United States of America.

          The Company intends to post on its website any amendment to, or waiver of, a provision of its Code of Conduct that applies to its Chief Executive Officer, Chief Financial Officer and Corporate Controller or persons performing similar functions and that relates to any element of the code of ethics definition set forth in Item 406 of Regulation S-K under the Securities Act of 1933, as amended.

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

The occurrence of disasters could adversely affect our financial condition, results of operations, cashflows and prospects.

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

          A downgrade below “A–” of our principal insurance and reinsurance subsidiaries by either Standard & Poor’s (“S&P”) or A.M. Best Company (“A.M. Best”), which is two notches below the current S&P and A.M. Best financial strength ratings of “A” (Stable) for our principal insurance and reinsurance subsidiaries, may trigger termination provisions in a significant amount of our assumed reinsurance agreements and may potentially require us to return unearned premium to cedants. Whether a client would exercise its termination rights after such a downgrade would likely depend on, among other things, the reasons for the downgrade, the extent of the downgrade, prevailing market conditions, the degree of unexpired coverage, and the pricing and availability of replacement reinsurance coverage. Based on premium value, approximately 70% of our in force reinsurance contracts at January 1, 2012 contained provisions allowing clients to terminate those contracts upon a decline in our ratings to below “A–.” In the event of such a downgrade, we cannot predict whether or how many of our clients would actually exercise such termination rights or the extent to which any such terminations would have a material adverse effect on our financial condition, results of operations, cash flows or future prospects or the market price for our securities. A downgrade could also result in a substantial loss of business for us as ceding companies and brokers that place such business may move to other insurers and reinsurers with higher ratings and the loss of key employees. In addition, due to collateral posting requirements under our letter of credit and revolving credit facility agreements, such a downgrade may require the posting of cash collateral in support of certain “in use” portions of these facilities (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” under Part II, Item 7 of this report). Specifically, a downgrade below “A–” by A.M. Best would constitute an event of default under the Company’s three largest credit facilities and may trigger such collateral requirements. In certain limited instances, such downgrades may require us to return cash or assets to counterparties or to settle derivative and/or other transactions with the respective counterparties.

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

The recent downgrade, or any future downgrading, of the United States’ credit rating could have a material adverse effect on our business, financial condition and results of operations.

          Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the United States from “AAA” to “AA+” in August 2011. In addition, Moody’s Investor Services lowered its outlook on U.S. debt to negative upon affirming its AAA rating following passage of legislation that raised the debt ceiling. Because of the unprecedented nature of negative credit rating actions with respect to U.S. government obligations, the impact of these actions or any further downgrades to the U.S. government’s sovereign credit rating by any rating agency is inherently unpredictable. Such actions could have material adverse impacts on financial markets and economic conditions on the United States and throughout the world. In turn, this could have a material adverse effect on our business, financial condition and results of operations, including with respect to assets in our investment portfolio, as well as assets in trusts or other collateral arrangements posted by or to us. In addition, further downgrades of the United States’ credit rating could create broader financial turmoil and uncertainty, and could negatively impact the average credit rating quality of our investment portfolio.

The sovereign debt crisis in Europe and concerns regarding the instability of Euro-zone countries could have a material adverse effect on our business, financial condition and results of operations.

          Global markets and economic conditions have been negatively impacted by the uncertainty relating to the level of sovereign debt of numerous E.U. member states and the ability of those countries to service their sovereign debt obligations. This uncertainty has and could in the future result in volatile bond yields on the sovereign debt of E.U. member states and on other European-related corporate debt held within our investment portfolio and could have material adverse impacts on financial markets and economic conditions in the E.U. and throughout the world. In addition, continuing downgrades of sovereign debt could bring down the average credit rating quality of our investment portfolio.

          The interdependencies among European economies and financial institutions and between such European economies and financial institutions and those of the rest of the world have also exacerbated concern regarding the stability of European financial markets generally and certain institutions in particular.  One or more Euro-zone countries could come under increasing pressure to leave the European Monetary Union, or the Euro as the single currency of the Euro-zone could cease to exist if the European Monetary Union were dissolved. Any of these developments, or the perception that any of these developments are likely to occur, could lead to severe economic recession or depression. If one or more countries abandon the Euro or the European Monetary Union dissolves, it may result in uncertainty with respect to the terms, value or enforceability of these bonds, instruments or contracts, which could result in a material loss to us. Similarly, if a country leaving the Euro-zone imposes currency controls, such controls may have a material adverse impact on the value of and our ability to withdraw capital from a company domiciled in that country.

          Given the extent of our European operations, including that XL-Ireland is domiciled in Ireland, investment holdings and clients and counterparties, persistent volatility in the European financial markets, or the failure of any significant European financial institution arising from the wider implications of the crisis, even if not an immediate counterparty to us, could have a material adverse impact on our business, investment portfolio, liquidity or financial performance. If the current Euro-zone sovereign debt crisis persists or worsens, it could lead to further political uncertainty, material changes to tax policies of Euro-zone countries, financial turmoil and social unrest, affecting the successful implementation of stability measures. Sovereigns, financial institutions and companies may become subject to liquidity shortages and be unable to obtain refinancing or new funding, leading to an increased risk of a default on their existing debt, and measures to reduce debt levels and fiscal deficits could result in a further slowdown of or negative economic growth.

          For a discussion of the risks to our business during or following a financial market disruption and risks to our investment portfolio, see the risk factor entitled “We are exposed to significant capital markets risk related to changes in interest rates, credit spreads, equity prices and foreign exchange rates as well as other investment risks, which may adversely affect our results of operations, financial condition or cash flows.” For a discussion of risks associated with the United States’ credit rating, see the risk factor entitled “The recent downgrade, or any future downgrading, of the United States’ credit rating could have a material adverse effect on our business, financial condition and results of operations.”

Our efforts to develop new products or expand in targeted markets may not be successful and may create enhanced risks.

          A number of our recent and planned business initiatives involve developing new products or expanding existing products in targeted markets. This includes the following efforts, from time to time, to protect or profitably grow market share:

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

          Our operating results are affected by the performance of our investment portfolio. Our assets are invested by a number of investment management service providers under the direction of the Company’s management within the Investment Group in accordance, in general, with detailed investment guidelines set by us under the oversight of the RFC, and established in accordance with our SAA framework for our P&C operations and Life operations. Although our investment policies stress diversification of risks and conservation of principal and liquidity, our investments are subject to market-wide risks, as noted below, and fluctuations, as well as to risks inherent in particular securities. We are exposed to significant capital markets risks related to changes in interest rates, credit spreads and defaults, market liquidity, equity prices and foreign currency exchange rates. If significant continued market volatility, changes in interest rates, changes in credit spreads and defaults, a lack of pricing transparency, a reduction in market liquidity, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. dollar occur, individually or in tandem, this could have a material adverse effect on our consolidated results of operations, financial condition or cash flows through realized losses, impairments, and changes in unrealized positions. Levels of write-down or impairment are impacted by our assessment of the intent to sell securities that have declined in value as well as actual losses as a result of defaults or deterioration in estimates of cash flows. We periodically review our investment portfolio structure and strategy. If, as a result of such review, we determine to reposition or realign portions of the investment portfolio and sell securities in an unrealized loss position, we will incur an other than temporary impairment charge. Any such charge may have a material adverse effect on our results of operations and business.

          For the year ended December 31, 2011, as a result of the prolonged and continued volatility and disruptions in the public debt and equity markets, we incurred realized and unrealized investment losses, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of this report. We continue to closely monitor current market conditions and evaluate the long term impact of this market volatility on all of our investment holdings. Depending on market conditions, we could incur additional realized and unrealized losses in future periods, which could have a material adverse effect on the Company’s results of operations, financial condition and business.

          Our exposure to interest rate risk relates primarily to the market price and cash flow variability of fixed income instruments that are associated with changes in interest rates. Our investment portfolio contains interest rate sensitive instruments, such as fixed income securities, which have been and may continue to be adversely affected by changes in interest rates from central bank monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in interest rates would increase the net unrealized loss position of our investment portfolio, offset by our ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates would decrease the net unrealized loss position of our investment portfolio, offset by lower rates of return on funds reinvested. We maintain a P&C investment portfolio with diversified maturities that has a weighted average duration that is determined in accordance with its SAA Benchmark based on a dynamic financial analysis of investment assets and liabilities, and that is intended to maximize the Company’s enterprise value subject to accounting, regulatory, capital and risk tolerances. The SAA Benchmarks and portfolios supporting our Life operations are rebalanced regularly to reflect an explicit asset-liability management process. However, for both the P&C and Life investment portfolios our estimates of the time and size of estimated loss payment profile may be inaccurate and we may be forced to liquidate investments prior to maturity at a loss in order to cover liabilities. We are exposed to interest rate risk relative to our liabilities.

          Our exposure to credit spread risk relates primarily to the market price associated with changes in prevailing market credit spreads and the impact on our holdings of spread products such as corporate and structured credit and credit-sensitive government-related securities. Approximately 2.3% of our aggregate fixed income portfolio consists of below investment-grade high yield fixed income securities. These securities have a higher degree of credit or default risk and a greater exposure to credit spread risk. Certain sectors within the investment and below investment grade fixed income market, such as structured and corporate credit, may be less liquid in times of economic weakness or market disruptions. While we have put in place procedures to monitor the credit risk and liquidity of our invested assets in general and those impacted by recent credit market issues specifically, it is possible that, in periods of economic weakness or periods of turmoil in capital markets, we may experience default losses in both our investment grade and below investment grade corporate and structured credit holdings. This may result in a material reduction of net income, capital and cash flows.

          We invest a portion of our investment portfolio in common stock or equity-related securities, including alternative funds and private equity funds. The value of these assets fluctuates, due to changes in the equity and credit markets along with other factors. In times of economic weakness, the market value and liquidity of these assets may decline, and may impact net income, capital and cash flows. In addition, certain of the products offered by our Life operations offer fixed guaranteed returns while debt and equity yields may continue to decline. In addition, the amount of earnings from alternative funds and private investment funds are not earned evenly across the year, or even from year to year. As a result, the amount of earnings that we record from these investments may vary substantially from quarter to quarter. The timing of distributions from such private investment funds depends on particular events relating to the underlying investments. The ability of an alternative fund to satisfy any redemption request from its investors depends on the underlying liquidity of the alternative fund’s investments. As a result, earnings, distributions and redemptions from these two asset classes may be more difficult to predict.

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

          In addition, locally-required capital levels are invested in local currencies in order to satisfy regulatory requirements and to support local insurance operations regardless of currency fluctuations. Foreign exchange rate risk is reviewed as part of our risk management process. While we utilize derivative instruments such as futures, options and foreign currency forward contracts to, among other things, manage our foreign currency exposure, it is possible that these instruments will not effectively mitigate all or a substantial portion of our foreign exchange rate risk, which could adversely impact the Company’s results of operations.

Certain of our investments may be illiquid or are in asset classes that have been experiencing significant market valuation fluctuations.

          We hold certain investments that may lack liquidity or for which the observability of prices or inputs may be reduced in periods of market dislocation, such as non-agency residential mortgage-backed and collateralized debt obligations securities. Even some of our high quality assets have been more illiquid during periods of challenging market conditions. Generally, securities classified as Level 3 pursuant to the fair value hierarchy set forth in authoritative accounting guidance over fair value measurements may be less liquid, may be more difficult to value, requiring significant judgment, and may be more likely to result in sales at materially different amounts than the fair values determined by management.

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

          The reported value of our relatively illiquid types of investments and, in certain circumstances, our high quality, generally liquid asset classes, does not necessarily reflect the lowest current market bid price for the asset. If we were forced to sell certain of our assets in the current market, there can be no assurance that we will be able to sell them for the prices at which we have recorded them and we may be forced to sell them at significantly lower prices, particularly at times of extreme market illiquidity. Any such sales could adversely impact the Company’s financial position.

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

          We have an actuarial staff in each of our operating segments and a Chief Actuary who regularly evaluates the levels of loss reserves, taking into consideration factors that may impact the ultimate losses incurred. Any such evaluation could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in our results of operations in the period in which the estimates are changed. Losses and LAE, to the extent that they exceed the applicable reserves, are charged to income as incurred. The reserve for unpaid losses and LAE represents the estimated ultimate losses and LAE less paid losses and LAE, and comprises case reserves and IBNR. During the loss settlement period, which can span many years in duration for casualty business, additional facts regarding individual claims and trends often will become known and case reserves may be adjusted by allocation from IBNR without any change in the overall reserve. In addition, application of statistical and actuarial methods may require the adjustment of the overall reserves upward or downward from time to time. Accordingly, the ultimate settlement of losses may be significantly greater than or less than reported loss and loss expense reserves.

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

          In response to the financial crises affecting the banking system and financial markets and going concern threats to financial institutions, there have been numerous regulatory and governmental actions in the United States, the U.K. and the Euro-zone among other countries. The purpose of these legislative and regulatory actions is to stabilize the U.S. and international banking systems, improve the flow of credit and foster an economic recovery. However, there can be no assurance as to the success of such actions or the effect that any such governmental actions or future regulatory initiatives may have on certain investment instruments in our investment portfolio, or on our competitive position, business and financial position. If global economic and market conditions remain uncertain, persist, or deteriorate further, we may experience material adverse impacts on our business operations results and financial condition.

          For example, we own a number of Tier 1 and Upper Tier 2 hybrid securities issued by financial institutions including those based in the U.S., Europe and the U.K. There is a risk that if the capital positions of financial institutions deteriorate further government intervention, particularly nationalization of such institutions, could occur. There is also a risk of regulatory imposed deferral of coupons or decisions by bank management not to call the capital or defer the coupon payments. This may result in losses on the hybrid securities we hold. There is also the risk of further downgrades of these securities as rating agencies re-evaluate their rating methodologies, which would negatively impact the regulatory capital of the Life operations.

          In particular, the current sovereign debt crisis concerning European countries, including Greece, Italy, Ireland, Portugal and Spain, or GIIPS, and related European financial restructuring efforts, may cause the value of the European currencies, including the

Euro, to further deteriorate, which in turn could adversely impact Euro-denominated assets held in our investment portfolio or our European book of business. In addition, the European crisis is contributing to instability in global credit markets, as well as the widening of bond yield spreads. Rating agency downgrades on European sovereign debt and growing concern of the potential default of government issuers or of a possible break-up of the European Union has further contributed to this uncertainty. Should governments default on their obligations, there will be a negative impact on both our direct holdings, as well as on non-government issues and financials held within the country of default. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Analysis – European Sovereign Debt Crisis” for an analysis of our fixed maturity portfolio’s exposure to GIIPS.

We may be unable to purchase reinsurance and, even if we are able to successfully purchase reinsurance, we are subject to the possibility of uncollectability. The impairment of other financial institutions also could adversely affect us.

          We purchase reinsurance for our own account in order to mitigate the volatility that losses impose on our financial condition. Our clients purchase reinsurance from us to cover part of the risk originally written by them. Retrocessional reinsurance involves a reinsurer ceding to another reinsurer, the retrocessionaire, all or part of the reinsurance that the first reinsurer has assumed. Reinsurance, including retrocessional reinsurance, does not legally discharge the ceding company from its liability with respect to its obligations to its insureds or reinsureds. A reinsurer’s or retrocessionaire’s insolvency, inability or refusal to make timely payments under the terms of its agreements with us, therefore, could have a material adverse effect on us because we remain liable to our insureds and reinsureds. At December 31, 2011, we had approximately $3.9 billion of reinsurance recoverables and reinsurance balances receivable, net of reserves for uncollectible recoverables. For further information regarding our reinsurance exposure, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

          We market our insurance and reinsurance products worldwide primarily through insurance and reinsurance brokers. Marsh & McLennan Companies, AON Corporation and the Willis Group and their respective subsidiaries each provided approximately 20%, 20% and 12% respectively, of our gross written premiums for property and casualty operations for the year ended December 31, 2011. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

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

We are subject to a number of risks associated with our business in emerging markets.

          Our insurance and reinsurance subsidiaries conduct business outside the United States primarily in the U.K., Bermuda, and Europe. We have also continued to pursue opportunities in other countries, including in emerging markets such as Asia, Africa and Latin America. In conducting such business we are subject to a number of significant risks. These risks include restrictions such as price controls, capital controls, exchange controls, ownership limits and other restrictive governmental actions, which could have an adverse effect on our business and our reputation. In addition, some countries, particularly emerging economies, have laws and regulations that lack clarity and, even with local expertise and effective controls, it can be difficult to determine the exact requirements of the local laws. Failure to comply with local laws in a particular market could have a significant and negative effect not only on our business in that market but also on our reputation generally.

          Additional discussion of the risks associated with our operations in Europe as a result of the sovereign debt crisis is included in the risk factor entitled “The sovereign debt crisis in Europe and concerns regarding the instability of Euro-zone countries could have a material adverse effect on our business, financial condition and results of operations.”

Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends, make payments on our debt securities and make other payments.

          As a holding company with no direct operations or significant assets other than the capital stock of our subsidiaries, we rely on investment income, cash dividends, loans and other permitted payments from our subsidiaries to make principal and interest payments on our debt, to pay operating expenses and ordinary and preferred shareholder dividends, to make capital investments in our subsidiaries and to pay certain of our other obligations that may arise from time to time. We expect future investment income, dividends and other permitted payments from these subsidiaries to be our principal source of funds to pay such expenses, preferred and ordinary share dividends and obligations. The payment of dividends to us by our insurance and reinsurance subsidiaries is regulated under the laws of various jurisdictions including Bermuda, the U.K., Ireland and Switzerland and certain insurance statutes of various states in the United States in which our insurance and reinsurance subsidiaries are licensed to transact business and the other jurisdictions where we have regulated subsidiaries. For further information regarding regulatory restrictions governing the payment of dividends by the Company’s significant property and casualty subsidiaries in Ireland, Bermuda and the U.S., see Item 8, Note 23 to the Consolidated Financial Statements, “Statutory Financial Data,” and Item 1, “Business – Regulation.”

          XL-Ireland is subject to certain legal constraints that affect its ability to pay dividends on or redeem or buyback our ordinary shares. While XL-Ireland’s articles of association authorize its board of directors to declare and pay dividends as justified from the profits, under Irish law, XL-Ireland may only pay dividends or buyback or redeem shares using distributable reserves. As of December 31, 2011, XL-Ireland had $4.1 billion in distributable reserves. In addition, no dividend or distribution may be made unless the net assets of XL-Ireland are not less than the aggregate of its share capital plus undistributable reserves and the distribution does not reduce XL-Ireland’s net assets below such aggregate.

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

          Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover our losses. To the extent that the funds generated by our ongoing operations are insufficient to fund future operating requirements and cover claim payments, or that our capital position is adversely impacted by mark-to-market changes on the investment portfolio, catastrophe events or otherwise, we may need to raise additional funds through financings or curtail our growth and reduce our assets. As a result of the current severe economic conditions that persist in the capital markets, any future financing may not be available on terms that are favorable to us, if at all. Our letter of credit facilities are needed to a significant extent for U.S. cedants, and are effective for such cedants only if the banks issuing letters of credit are on the list of NAIC approved banks. If some or all of the issuing banks under our credit facilities cease to be NAIC approved, whether arising from macroeconomic or bank specific events, and we are unable to replace non-approved banks with NAIC approved banks, our letter of credit facility capacity could be significantly diminished. In addition, in the case of a macroeconomic event, such as dissolution of the European Monetary Union, the availability of alternative lending sources may be significantly reduced or non-existent, and the cost of replacement facilities may be significantly increased or prohibitive. Any future equity financings could be dilutive to our existing shareholders or could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our other securities. Our inability to obtain adequate capital could have a material adverse effect on our business, financial condition and results of operations.

Competition in the insurance and reinsurance industries could reduce our operating margins.

          The insurance and reinsurance industries are highly competitive. We compete on an international and regional basis with major U.S., Bermudian, European and other international insurers and reinsurers and with underwriting syndicates, some of which have greater financial and management resources and higher ratings than we have. We also compete with new companies that continue to be formed to enter the insurance and reinsurance markets. In addition, capital market participants have created alternative products that are intended to compete with reinsurance products. Increased competition could result in fewer submissions, lower premium rates and less favorable policy terms and conditions, which could reduce our margins.

Operational risks, including human or systems failures, are inherent in our business.

          Operational risk and losses can result from, among other things, fraud, errors, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements, information technology failures, failure to appropriately transition new hires or external events. Areas of operational risk can be heightened in discontinued or exited business as a result of reduced overall resource allocation and the loss of relevant knowledge and expertise by departing management. The Company has exited a number of businesses in recent years, potentially increasing operational risk in such businesses.

          We believe that our modeling, underwriting and information technology and application systems are critical to our business. Moreover, our information technology and application systems have been an important part of our underwriting process and our ability to compete successfully. We have also licensed certain systems and data from third parties. We cannot be certain that we will have access to these, or comparable, service providers, or that our information technology or application systems will continue to operate as intended. An external cyber attack, or any ineffectiveness in or cyber attack on our internal controls or information technology and application systems could have a material adverse effect on our business or reputation.

          In particular, we operate globally, and have two office locations in India that currently provide large portions of our back office support. Our global operations present significant operational risk due to the possibility of disruptions in communication or information processes, whether due to technical difficulties, power failures or destruction or damage to our offices for any reason. If any disruption occurs, our business continuity and disaster recovery plans may not be effective, particularly if natural or man-made catastrophic events occur, and such disruption could harm our results of operations or our reputation in the marketplace.

          In addition, we have outsourced the day-to-day management, custody and record-keeping of our investment portfolio to third-party managers and custodians that we believe to be reputable. A major defect in those investment managers’ investment management strategy, or decision-making could result in management distraction and/or significant financial loss. We also rely on a few brokers for a large portion of our revenues. A major defect in our brokers’, investment managers’ or custodians’ internal controls or information and technology systems could result in management distraction or significant financial loss.

          Any ineffectiveness in our internal controls, information technology, application systems, investment management or custody and record keeping could have a material adverse effect on our business.

Unanticipated losses from terrorism and uncertainty surrounding the future of the TRIPRA could have a material adverse effect on our financial condition, results of operations and cash flows.

          The U.S. Terrorism Risk Insurance Act of 2002 (“TRIA”), as amended, established the Terrorism Risk Insurance Program (“TRIP”), which became effective on November 26, 2002 and was a three-year federal program effective through 2005. On December 22, 2005, President George W. Bush signed a bill extending TRIA (“TRIAE”) for two more years, continuing TRIP through 2007. On December 26, 2007, President George W. Bush signed the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) which further extended TRIP for seven years until December 31, 2014 and also eliminated the distinction between foreign and domestic acts of terrorism.

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

          Our insurance and reinsurance subsidiaries operate in 24 countries around the world as well as in all 50 U.S. states. Our operations in each of these jurisdictions are subject to varying degrees of regulation and supervision. The laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled require, among other things, that these subsidiaries maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards, submit to periodic examinations of their financial condition and restrict payments of dividends, distributions and reductions of capital in certain circumstances. Statutes, regulations and policies that our insurance and reinsurance subsidiaries are subject to may also restrict the ability of these subsidiaries to write insurance and reinsurance policies, make certain investments and distribute funds.

          In recent years, the U.S. insurance regulatory framework has come under increased federal scrutiny. In July 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act requires many federal agencies to adopt new rules and regulations that will apply to the financial services industry and also calls for many studies regarding various industry practices. In particular, the Dodd-Frank Act created a Federal Insurance Office within the Treasury that is focused on national coordination of the insurance sector, systemic risk mitigation and international regulatory cooperation. Although the Federal Insurance Office currently does not directly regulate the insurance industry, under the Dodd-Frank Act it has the power to preempt state insurance regulations that are inconsistent with international agreements regarding insurance regulation, subject to certain exceptions. In addition, the Dodd-Frank Act provides that the Federal Insurance Office must submit a report to Congress on improving U.S. insurance regulation, which must cover the feasibility of future federal regulation of the U.S. insurance industry. This study or another among the various studies required by the legislation could result in additional rulemaking or legislative action, which could negatively impact our business and financial results. While we have not yet been required to make material changes to our business or operations as a result of the Dodd-Frank Act, due to the complexity and broad scope of the Dodd-Frank Act and the time required for regulatory implementation, it is not certain what the scope of future rulemaking or interpretive guidance from the SEC, CFTC or other regulatory agencies may be, and what impact this will have on our compliance costs, business, operations and profitability.

          In addition, some state legislatures have considered or enacted laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the NAIC, which is the organization of insurance regulators from the 50 U.S. states, the District of Columbia and the four U.S. territories, as well as state insurance regulators regularly reexamine existing laws and regulations.

          In addition to these proposals and initiatives in the United States, new capital adequacy and risk management regulations called Solvency II are in the process of being implemented throughout the EU, introducing changes to the prudential regulation of European insurers, with a timeline to achieve full compliance by January 1, 2014. Similar legislation is also in the process of being developed or implemented in other jurisdictions, including Canada and Switzerland. In addition, regulations in countries in which we have operations are working with the International Association of Insurance Supervisors (and in the U.S., with the NAIC) to consider changes to insurance company supervision, including solvency requirements and group supervision. There remains significant uncertainty as to the impact of these efforts, however, such impacts could constrain our ability to move capital between subsidiaries or require that additional capital or security be provided in certain jurisdictions, which may impact profitability.

          Our Bermuda-based operating subsidiaries are subject to the BMA’s risk-based capital standards for (re)insurance companies, which impose required levels of statutory capital and surplus on our Bermuda-based operating standards. While our Bermuda-based operating subsidiaries currently have excess capital and surplus under these requirements, there can be no assurance that such requirements or similar regulations, in their current form or as may be amended in the future, will not have a material adverse effect on our business, financial condition or results of operations.

          We may not be able to comply fully with, or obtain desired exemptions from, revised statutes, regulations and policies that govern the conduct of our business. Failure to comply with, or to obtain desired authorizations and/or exemptions under, any applicable laws could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we operate and could subject us to fines and other sanctions. In addition, changes in the laws or regulations to which we are, or may become subject, or in the interpretations thereof by enforcement or regulatory agencies, could have a material adverse effect on our business, financial condition and results of operations.

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

          Government intervention has in the recent past taken the form of financial support of certain companies in our industry. Governmental support of individual competitors can lead to increased pricing pressure, a distortion of market dynamics, and ultimately the prolonging of the current period of soft market conditions. The insurance industry is also affected by political, judicial and legal developments that may create new and expanded theories of liability, which may result in unexpected claims frequency and severity and delays or cancelations of products and services by insureds, insurers and reinsurers which could adversely affect our business.

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

          In addition, certain of our executives who work in our Bermuda operations are not Bermudian and our success in such operations may depend in part on the continued services of key employees working in Bermuda. The recently enacted Incentives for Job Makers Act 2011 (“IJMA”) permits employers to apply to the Bermuda Government for a designation to allow up to five senior executives at any one time to make a further application to be exempt from the provisions of current Bermuda work permit requirements. After ten years, eligible exempted senior executives may apply for a permanent resident’s certificate. Currently, non-Bermudians (other than spouses of Bermudians and holders of permanent resident certificates) who are not able to avail themselves of the provisions of the IJMA may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. A work permit may be granted or renewed by the Bermuda government for a specific period of time, upon showing that, after proper public advertisement, no Bermudian (or spouse of a Bermudian or holder of a permanent resident certificate) is available who meets the minimum standards reasonably required by an employer with respect to a certain position. The government of Bermuda places term limits on individuals with work permits, subject to certain exemptions for key employees. No assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term or that key employee status will be granted or revoked.

A decrease in the fair values of our reporting units may result in future goodwill impairments.

          When we acquire an entity, the excess of the purchase price over the net identifiable assets acquired is allocated to goodwill. We conduct impairment tests on our reported goodwill at least annually or more frequently if impairment indicators exist. In performing a goodwill impairment test, we use various methods and make various assumptions to determine the fair value of our reporting units, including the determination of expected future cash flows and/or profitability of such reporting units, and we take into account market value multiples and/or cash flows of entities that we deem to be comparable in nature, scope or size to our reporting units. However, expected future cash flows and/or profitability may be materially and negatively impacted as a result of, among other things, a decrease in renewal activity and new business opportunities, a decrease in retention or our underwriting teams, lower-than-

expected yields and/or cash flows from our investment portfolio, higher-than-expected claims activity and magnitude of incurred losses and general economic factors that impact the reporting unit. In addition, previously determined market value multiples and/or cash flows may no longer be relevant as a result of these potential factors. As a result of these potential changes, the estimated fair value of one or more of our reporting units may decrease, causing the carrying value of the net assets assigned to the reporting unit to exceed the fair value of such net assets. If we determine an impairment exists, we adjust the carrying value of goodwill to its implied fair value. The impairment charge is recorded in our income statement in the period in which the impairment is determined. If we are required in the future to write down additional goodwill, our financial condition and results of operations would be negatively affected. In connection with fair value measurements and the accounting for goodwill, the use of generally accepted accounting principles requires management to make certain estimates and assumptions. Significant judgment is required in making these estimates and assumptions, and actual results may ultimately be materially different from such estimates and assumptions. The Company completed an interim impairment test during the fourth quarter of 2011 which resulted in a non-cash goodwill impairment charge of $429.0 million. The charge related to the Insurance segment. The remaining goodwill balance carried in our consolidated financial statements at December 31, 2011 is $391.5 million.

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

          In particular, our Articles of Association provide that if, and for so long as, the votes conferred by the Controlled Shares (as defined below) of any person constitute 10% or more of the votes conferred by all our issued shares, the voting rights with respect to the Controlled Shares of such person shall be limited, in the aggregate, to a voting power equal to approximately (but slightly less than) 10%, pursuant to a formula set forth in the our Articles of Association. “Controlled Shares” of a person (as defined in our Articles of Association) include (1) all of our shares owned directly, indirectly or constructively by that person (within the meaning of Section 958 of the Internal Revenue Code of 1986, as amended (the “IRS Code”), and (2) all of our shares owned directly, indirectly or constructively by that person or any “group” of which that person is a part, within the meaning of Section 13(d)(3) of the Exchange Act.

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

Certain provisions in our charter documents could, among other things, impede an attempt to replace our directors or imposes restrictions with respect to a change of control, which could diminish the value of our ordinary shares.

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

          As an Irish company, we are subject to the Irish Takeover Rules, under which our Board of Directors is not permitted to take any action that might “frustrate” an offer for our shares once the Board of Directors has received an offer or has reason to believe an offer is or may be imminent without the approval of more than 50% of shareholders entitled to vote at a general meeting of shareholders and/or the consent of the Irish Takeover Panel. This could limit the ability of the Board of Directors to take defensive actions even if the Board of Directors believes that such defensive actions would be in the best interests of the Company and its shareholders.

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

          Irish law allows shareholders to authorize a board of directors to issue shares subsequent to receipt of authorization without further shareholder approval, but this authorization must be renewed after five years. Additionally, subject to specified exceptions, Irish law grants statutory pre-emption rights to existing ordinary shareholders to subscribe for new issuances of shares for cash, but allows such shareholders to authorize the waiver of such statutory pre-emption rights for five years. Our Articles of Association currently provide authority to the Board of Directors to issue shares without further shareholder approval and to waive ordinary shareholders’ statutory pre-emption rights. However, these authorizations expire in 2015, unless renewed by XL-Ireland’s shareholders, and we can provide no assurance that these authorizations and waivers will always be renewed, which could limit our ability to issue equity in the future.

It may be difficult to enforce judgments against XL-Ireland, XL-Cayman or their directors and executive officers.

          XL-Ireland is incorporated pursuant to the laws of Ireland. In addition, certain of our directors and officers reside outside the United States and a substantial portion of our assets and the assets of such directors and officers are located outside the United States. As such, it may be difficult or impossible to effect service of process within the United States upon those persons or to recover on judgments of U.S. courts against us or our directors and officers, including judgments predicated upon civil liability provisions of U.S. federal securities laws. We have been advised that there is no treaty between Ireland and the United States providing for the reciprocal enforcement of foreign judgments. The following requirements must be met before the foreign judgment will be deemed to be enforceable in Ireland:

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

          In addition, XL-Cayman is incorporated pursuant to the laws of the Cayman Islands and is an Irish tax resident. Requirements for enforceability of foreign judgments in Ireland are summarized above. We have been advised that there is doubt as to whether the courts of the Cayman Islands would enforce:

•

judgments of U.S. courts based upon the civil liability provisions of U.S. federal securities laws obtained in actions against XL-Cayman or its directors and officers who reside outside the United States; or

•	original actions brought in the Cayman Islands against these persons or XL-Cayman predicated solely upon U.S. federal securities laws.

          We have also been advised that there is no treaty in effect between the United States and the Cayman Islands providing for such enforcement and there are grounds upon which Cayman Islands courts may not enforce judgments of U.S. courts. Some remedies available under the laws of U.S. jurisdictions, including some remedies available under U.S. federal securities laws, may not be allowed in Cayman Islands courts as contrary to public policy.

The ultimate outcome of lawsuits, including putative class action lawsuits, that have been filed against us by policyholders and security holders could have a material adverse effect on our consolidated financial condition, future operating results and/or liquidity.

          We are subject to lawsuits and arbitrations in the regular course of our business. See Item 3, “Legal Proceedings.” In addition, lawsuits have been filed against us as discussed in Item 8, Note 17(g) to the Consolidated Financial Statements, “Commitments and Contingencies – Claims and Other Litigation.” An adverse resolution of one or more of these items could have a material adverse effect on our results of operations in a particular fiscal quarter or year.

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

          While the New York Department of Financial Services (“NYDFS”) and the BMA approved the Master Agreement and related agreements and transactions, including the commutation of the agreements described above, and the Delaware Insurance Department (“DID”) approved the Master Agreement and the commutation of the Syncora Guarantee Re/Syncora Guarantee Quota Share, and although we believe the effect of the Master Agreement and subsequent commutation of the EIB Guarantee relieved us of all of our obligations under the Reinsurance Agreements and the Guarantee Agreements no assurance can be given that the enforceability of the Master Agreement, the agreements relating thereto and the transactions contemplated thereunder will not be challenged, including under applicable fraudulent transfer laws (described in the following paragraph) and/or by asserting any number of other theories for recovery, including third-party beneficiary rights, or that other litigation will not be commenced against us as a result of the Master Agreement and such related agreements and transactions. We believe that we would have significant defenses to any such challenges and would vigorously defend against any such claims. However, we cannot assure you that any such claims would not be made or, that any such claims would not ultimately be successful.

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

          Among other regulatory approvals obtained in connection with the Master Agreement, the NYDFS issued an approval letter to Syncora Guarantee under Section 1505 of the New York Insurance Law and the DID issued an approval letter to Syncora Guarantee Re under Section 5005(a) of the Delaware Insurance Code (effective upon Syncora Guarantee Re’s redomestication to Delaware) (both of which require that the terms of a transaction between an issuer and one or more of its affiliates be fair and equitable) stating, in the case of NYDFS, that the terms of the Master Agreement and each of the commutations are fair and equitable to Syncora Guarantee and do not adversely affect policyholders of Syncora Guarantee and, in the case of the DID, stating that the terms of the Master Agreement and the commutation of the Syncora Guarantee Re/Syncora Guarantee Quota Share were fair and equitable to Syncora Guarantee. The BMA (the domiciliary regulator of Syncora Guarantee Re) also issued an approval letter approving the Master Agreement and each commutation to which Syncora Guarantee Re is a party, including the Syncora Guarantee Re/Syncora Guarantee Quota Share. There can be no assurance that a court would agree with our, the NYDFS’s, the DID’s, the BMA’s or Syncora’s conclusions, or as to what law or standard a court would ultimately apply in making any such determination or as to how such court would ultimately rule. Additionally, in the event of any liquidation or rehabilitation or similar proceeding of any insurance subsidiary of Syncora, there can be no assurance that any insurance regulator or regulators responsible for such proceedings, in their capacity as liquidator or rehabilitator, would respect the insurance regulatory approvals obtained in connection with the Master Agreement.

We and our non-U.S. insurance subsidiaries may become subject to U.S. tax, which may have a material adverse effect on our results of operations and your investment.

          We take the position that neither we nor any of our non-U.S. insurance subsidiaries are engaged in a U.S. trade or business through a U.S. permanent establishment. Accordingly, we take the position that none of our non-U.S. insurance subsidiaries should be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on some types of U.S. source investment income). However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the United States, we cannot be certain that the U.S. Internal Revenue Service (the “IRS”) will not contend successfully that we or any of our non-U.S. insurance subsidiaries are engaged in a trade or business in the United States. If we or any of our non-U.S. insurance subsidiaries were considered to be engaged in a trade or business in the United States, any such entity could be subject to U.S. corporate income and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case our financial condition and results of operations could be materially adversely affected.

Changes in U.S. tax law might adversely affect an investment in our shares.

          The tax treatment of non-U.S. companies and their U.S. and non-U.S. insurance subsidiaries has been the subject of Congressional discussion and legislative proposals. For example, one legislative proposal would impose additional limits on the deductibility of interest by foreign-owned U.S. corporations. Another legislative proposal would modify the standards that indicate when a non-U.S. corporation might be treated as a U.S. corporation for U.S. federal income tax purposes if it were considered to be primarily managed and controlled in the U.S. In addition, legislation has been proposed in the U.S. that would severely restrict the ability of a company to utilize affiliate reinsurance to manage its U.S. risks and its capital position. Various proposals have been made that would effectively disallow (in some cases permanently and in others temporarily) part or all of the deduction for premiums ceded to affiliates If any of these proposals, or a similar proposal using the same underlying principles, is enacted, the resulting impact to the Company could have an adverse impact on us or our shareholders. It is possible that other legislative proposals could emerge in the future that could also have an adverse impact on us or our shareholders.

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

          We cannot assure you that future legislative action will not increase the amount of U.S. tax payable by us. If an increase occurs, our financial condition and results of operations could be materially adversely affected.

There is U.S. income tax risk associated with reinsurance between U.S. insurance companies and their Bermuda affiliates.

          As discussed above, Congress has periodically considered legislation intended to eliminate certain perceived tax advantages of non-U.S. insurance companies and U.S. insurance companies with non-U.S. affiliates, including perceived tax benefits resulting principally from reinsurance between or among U.S. insurance companies and their non-U.S. affiliates. In this regard, section 845 of the IRS Code was amended in 2004 to permit the IRS to reallocate, recharacterize or adjust items of income, deduction or certain other items related to a reinsurance agreement between related parties to reflect the proper “amount, source or character” for each item (in contrast to prior law, which only covered “source and character”). If the IRS were to successfully challenge our reinsurance arrangements under section 845, our financial condition and results of operations could be materially adversely affected and the price of our ordinary shares could be adversely affected.

The Organisation for Economic Co-operation and Development has implemented measures (on Attribution of profits to Permanent Establishments) that might change the manner in which we are taxed.

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

          While provisions in our organizational documents limit voting power on our ordinary shares, it is possible, that the IRS could challenge the effectiveness of these provisions and that a court could sustain such a challenge, in which case an investor’s investment could be materially adversely affected, if the investor is considered to own 10% or more of our shares.

U.S. Persons who hold shares will be subject to adverse tax consequences if we are considered to be a PFIC for U.S. federal income tax purposes.

          If we are considered a PFIC for U.S. federal income tax purposes, a U.S. person who owns any of our shares will be subject to adverse tax consequences, including a greater tax liability than might otherwise apply and tax on amounts in advance of when tax would otherwise be imposed, in which case an investor’s investment could be materially adversely affected. In addition, if we were considered a PFIC, upon the death of any U.S. individual owning shares, such individual’s heirs or estate would not be entitled to a “step-up” in the basis of the shares that might otherwise be available under U.S. federal income tax laws. We believe that we are not, have not been, and currently do not expect to become, a PFIC for U.S. federal income tax purposes. We cannot provide assurance, however, that we will not be deemed a PFIC by the IRS in the future. If we were considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on an investor that is subject to U.S. federal income taxation.

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

          The RPII rules provide that if a holder who is a U.S. person disposes of shares in a non-U.S. insurance corporation that had RPII (even if the 20% gross income threshold was not met) and met the 25% ownership threshold at any time during the five-year period ending on the date of disposition, and the holder owned any stock at such time, any gain from the disposition will generally be treated as a dividend to the extent of the holder’s share (taking into account certain rules for determining a U.S. holder’s share of RPII) of the corporation’s undistributed earnings and profits that were accumulated during the period that the holder owned the shares (possibly whether or not those earnings and profits are attributable to RPII). In addition, such a shareholder will be required to comply with specified reporting requirements, regardless of the amount of shares owned. We believe that these rules should not apply to dispositions of our ordinary shares because XL-Ireland is not itself directly engaged in the insurance business. We cannot provide absolute assurance, however, that the IRS will not successfully assert that these rules apply to dispositions of our ordinary shares.

We and our Bermuda insurance subsidiaries may become subject to taxes in Bermuda in the future, which may have a material adverse effect on our financial condition, results of operations and your investment.

          Our Bermuda insurance subsidiaries have received from the Ministry of Finance in Bermuda exemptions from any Bermuda taxes that might be imposed on profits, income or any capital asset, gain or appreciation until March 31, 2035.

          The exemptions are subject to the proviso that they are not construed so as to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda (the Company and our Bermuda insurance subsidiaries are not so currently designated) and to prevent the application of any tax payable in accordance with the provisions of The Land Tax Act 1967 or otherwise payable in relation to the land leased to us and our Bermuda insurance subsidiaries. XL-Ireland and other Bermuda-based subsidiaries not incorporated in Bermuda, as permit companies under The Companies Act 1981 of Bermuda, have also received similar exemptions, which are also expected to be extended to 2035. Our Bermuda insurance subsidiaries are required to pay certain annual Bermuda government fees and certain business fees as an insurer under The Insurance Act 1978 of Bermuda. Currently there is no Bermuda withholding tax on dividends paid by our Bermuda insurance subsidiaries to us.

XL-Cayman may become subject to taxes in the Cayman Islands after June 2, 2018, which may have a material adverse effect on our results of operations and your investment.

          For tax purposes, XL-Cayman is resident in Ireland by virtue of central management and control. In the event Cayman introduces a corporate income tax based on place of incorporation, XL-Cayman would be a dual resident company and potentially subject to tax in both Ireland and Cayman. As there is no double tax treaty between the Cayman Islands and Ireland, XL-Cayman could become subject to taxation in both Ireland and Cayman. Under current Cayman Islands law, we are not obligated to pay any taxes in the Cayman Islands on our income or gains. We have received an undertaking from the Governor-in-Council of the Cayman Islands pursuant to the provisions of the Tax Concessions Law, as amended, that until June 2, 2018, (i) no subsequently enacted law imposing any tax on profits, income, gains or appreciation shall apply to us and (ii) no such tax and no tax in the nature of an estate duty or an inheritance tax shall be payable on any of our ordinary shares, debentures or other obligations. Given the limited duration of the undertaking from the Governor-in-Council of the Cayman Islands, we cannot be certain that we will not be subject to any Cayman Islands tax after June 2, 2018. Such taxation could have a material adverse effect on our financial condition, results of operations and your investment.

Our tax position could be adversely impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof.

          Our tax position could be adversely impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof by the tax authorities in Ireland, the United States and other jurisdictions, and such changes may be more likely or become more likely in view of recent economic trends in such jurisdictions, particularly if such trends continue. For example, Ireland has suffered from the consequences of worldwide adverse economic conditions and the credit ratings on its debt have been downgraded. Such tax law changes could cause a material and adverse change in our worldwide effective tax rate and we may have to take further action, at potentially significant expense, to seek to mitigate the effect of such changes. Any future amendments to the current income tax treaties between Ireland and other jurisdictions, including the United States, could subject us to increased taxation and/or potentially significant expense.

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

          In July 2003, the Company acquired new offices at 70 Gracechurch Street, London, which have become the Company’s London headquarters. The acquisition was made through a purchase, sale and leaseback transaction. The move to the new offices was completed in 2004 and consolidated the Company’s London businesses in one location. The capital lease asset and liability associated with this transaction totaled $100.7 million at December 31, 2011.

          The majority of all other office facilities throughout the world that are occupied by the Company and its subsidiaries are leased.

          Total rent expense for the years ended December 31, 2011, 2010 and 2009 was $32.9 million, $31.8 million and $34.4 million, respectively. See Item 8, Note 17(d) to the Consolidated Financial Statements, “Commitments and Contingencies – Properties,” for discussion of the Company’s lease commitments for real property.

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

          Legal actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses in amounts exceeding recognized reserves having a material adverse effect on the Company’s position or liquidity at December 31, 2011. For further information in relation to legal proceedings, see Item 8, Note 17(g) to the Consolidated Financial Statements, “Commitments and Contingencies – Claims and Other Litigation.”

ITEM 4.	MINE SAFETY DISCLOSURES

          Not applicable.

Executive Officers of the Registrant

          The table below sets forth the names, ages and titles of the persons who were the executive officers of the Company at February 27, 2012:

Name	Age	Position

Michael S. McGavick	54	Chief Executive Officer and Director
Susan L. Cross	51	Executive Vice President and Global Chief Actuary
Kirstin Gould	45	Executive Vice President, General Counsel and Secretary
Gregory S. Hendrick	46	Executive Vice President and Chief Executive of Insurance Operations
W. Myron Hendry	63	Executive Vice President and Chief Platform Officer
Peter R. Porrino	55	Executive Vice President and Chief Financial Officer
Elizabeth L. Reeves	58	Executive Vice President, Chief Human Resources Officer
Jacob D. Rosengarten	56	Executive Vice President and Chief Enterprise Risk Officer
Sarah E. Street	50	Executive Vice President and Chief Investment Officer
James H. Veghte	55	Executive Vice President and Chief Executive of Reinsurance Operations

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

          Peter R. Porrino was appointed Executive Vice President, Chief Financial Officer in August 2011. Previously, Mr. Porrino served as Ernst & Young’s Global Director of Insurance Industry Services from 1999 to August 2011. Mr. Porrino first joined Ernst & Young in 1978 and served in the firm’s New York and National insurance practices for 15 years before leaving to serve in senior management positions with several insurance companies. This experience includes Zurich Financial Services, where Mr. Porrino served as CFO of Zurich’s NYSE listed subsidiary, Zurich Reinsurance Centre, Inc. He rejoined Ernst & Young in 1999.

          Kirstin Gould was appointed to the position of Executive Vice President, General Counsel in September 2007, which position includes her prior responsibilities as General Counsel, Corporate Affairs and Corporate Secretary. In 2008, Ms. Gould also assumed leadership of the Communications, Marketing and Public Affairs department. Ms. Gould was previously Executive Vice President, General Counsel, Corporate Affairs from July 2006 to September 2007 and also served as Chief Corporate Legal Officer from November 2004 to July 2006, and Associate General Counsel from July 2001 to November 2004. Prior to joining the Company in 2000, Ms. Gould was associated with the law firms of Clifford Chance and Dewey Ballantine in New York and London.

          Gregory S. Hendrick was appointed Executive Vice President and Chief Executive of Insurance Operations in January 2012. From October 2010 to January 2012 Mr. Hendrick served as Executive Vice President, Strategic Growth. From 2004 to October 2010, Mr. Hendrick served as President and Chief Underwriting Officer of XL Re Ltd. Previously, he served as Lead for U.S. Property Treaty underwriting at XL Re Ltd and Vice President responsible for U.S. Property Underwriting for XL Mid Ocean Reinsurance Ltd. Prior to joining XL, Mr. Hendrick was Assistant Vice President of Treaty Underwriting for the Winterthur Reinsurance Corporation of America.

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

          The following table sets forth the high, low and closing sales prices per share of the Company’s ordinary shares per fiscal quarter, as reported on the New York Stock Exchange Composite Tape:

	High	Low	Close

2011:
1st Quarter	$24.82	21.17	24.60
2nd Quarter	25.43	20.53	21.98
3rd Quarter	22.65	17.94	18.80
4th Quarter	23.00	17.69	19.77
2010:
1st Quarter	$19.54	15.91	18.90
2nd Quarter	20.39	15.63	16.01
3rd Quarter	22.14	15.59	21.66
4th Quarter	22.52	19.36	21.82

          The number of record holders of ordinary shares as of February 24, 2011 was 175. This figure does not represent the actual number of beneficial owners of the Company’s ordinary shares because such shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

          In 2011, four quarterly dividends of $0.11 per share were paid to all ordinary shareholders of record as of March 15, June 15, September 15 and December 15. In 2010, four quarterly dividends were paid at $0.10 per share to all ordinary shareholders of record as of March 15, June 15, September 15 and December 15.

          The declaration and payment of future dividends by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, financial condition, business needs, capital and surplus requirements of the Company’s operating subsidiaries and regulatory and contractual restrictions.

          As a holding company, the Company’s principal source of income is dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries in which the Company’s subsidiaries operate, including Bermuda, the U.S. and the U.K., applicable requirements of the Society of Lloyd’s, and certain contractual provisions. See Item 1, “Business – Regulation,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, Note 23 to the Consolidated Financial Statements, “Statutory Financial Data,” for further discussion.

          Information concerning securities authorized for issuance under equity compensation plans is incorporated by reference to Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Purchases of Equity Securities by the Issuer and Affiliate Purchases

          The following table provides information about purchases by the Company during the quarter ended December 31, 2011 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)

October	—	$—	—	$290.4 million
November	1,867,423	$19.29	1,865,000	$254.4 million
December	3,080,820	$20.76	3,080,820	$190.5 million

Total	4,948,243	$20.21	4,945,820	$190.5 million

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

(2)

On November 2, 2010, the Company announced that its Board of Directors approved a share buyback program, authorizing the Company to purchase up to $1.0 billion of its ordinary shares. During 2010, the Company purchased and canceled 6.9 million ordinary shares under this program for $144.0 million. During 2011, the Company purchased and canceled 31.7 million ordinary shares under this program for $665.5 million. All share buybacks were carried out by way of redemption in accordance with Irish law and the Company’s constitutional documents. All shares so redeemed were canceled upon redemption. At both December 31, 2011 and February 24, 2012, $190.5 million remained available to be used for purchases under this program.

Ordinary Share Performance Graph

          Set forth below is a line graph comparing the yearly dollar change in the cumulative total shareholder return over a five-year period on the Company’s ordinary shares from December 31, 2006 through December 31, 2011 as compared to the cumulative total return of the Standard & Poor’s 500 Stock Index and the cumulative total return of the Standard & Poor’s Property & Casualty Insurance Index. The companies included in these indices or noted as competitors under Item 1, “Business,” may not be included in the Company’s compensation peer group.

          The graph shows the value on December 31, 2007, 2008, 2009, 2010 and 2011, of a $100 investment made on December 31, 2006, with all dividends reinvested.

ITEM 6.	SELECTED FINANCIAL DATA

          The selected consolidated financial data below is based upon the Company’s fiscal year end of December 31. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto presented under Item 8.

	2011	2010	2009	2008	2007

	(U.S. dollars in thousands, except per share amounts)
Income Statement Data:
Net premiums earned	$5,690,130	$5,414,061	$5,706,840	$6,640,102	$7,205,356
Net investment income	1,137,769	1,198,038	1,319,823	1,768,977	2,248,807
Net realized (losses) gains on investments	(188,359)	(270,803)	(921,437)	(962,054)	(603,268)
Net realized and unrealized gains (losses) on derivative instruments	(10,738)	(33,843)	(33,647)	(73,368)	(55,451)
Net income (loss) from investment fund affiliates (1)	26,253	51,102	78,867	(277,696)	326,007
Fee income and other	41,748	40,027	43,201	52,158	14,271
Net losses and loss expenses incurred (2)	4,078,391	3,211,800	3,168,837	3,962,898	3,841,003
Claims and policy benefits – life operations	535,074	513,833	677,562	769,004	888,658
Acquisition costs, operating expenses and foreign exchange gains and losses	1,868,250	1,749,202	1,994,194	1,921,940	2,188,889
Interest expense	205,592	213,643	216,504	351,800	621,905
Loss on settlement of guarantee	—	23,500	—	—	—
Extinguishment of debt	—	—	—	22,527	—
Impairment of goodwill	429,020	—	—	989,971	—
Amortization of intangible assets	1,438	1,858	1,836	2,968	1,680
Income (loss) before non-controlling interests, net income from operating affiliates and income tax expense	(420,962)	684,746	134,714	(872,989)	1,593,587
Income (loss) from operating affiliates (1)(2)	76,786	121,372	60,480	(1,458,246)	(1,059,848)
Preference share dividends (3)	72,278	74,521	80,200	78,645	69,514
Net income (loss) attributable to ordinary shareholders	(474,760)	585,472	206,607	(2,632,458)	206,375

	2011	2010	2009	2008	2007

	(U.S. dollars in thousands, except per share amounts)
Per Share Data:
Net income (loss) per ordinary share – basic (4)(8)	$(1.52)	$1.74	$0.61	$(10.94)	$1.14
Net income (loss) per ordinary share – diluted (4)(8)	$(1.52)	$1.73	$0.61	$(10.94)	$1.14
Weighted average ordinary shares outstanding – diluted (4)	312,896	337,709	340,966	240,657	181,209
Cash dividends per ordinary share	$0.44	$0.40	$0.40	$1.14	$1.52
Balance Sheet Data:
Total investments available for sale	$27,017,285	$27,677,553	$29,307,171	$27,464,510	$36,265,803
Total investments held to maturity	2,688,978	2,728,335	546,067	—	—
Cash and cash equivalents	3,825,125	3,022,868	3,643,697	4,353,826	3,880,030
Investments in affiliates	1,052,729	1,127,181	1,242,810	1,552,789	2,611,149
Unpaid losses and loss expenses recoverable	3,654,948	3,671,887	3,584,028	3,997,722	4,697,471
Premiums receivable	2,411,611	2,414,912	2,597,602	3,135,985	3,637,452
Total assets	44,626,077	45,015,944	45,655,391	45,693,015	57,785,867
Unpaid losses and loss expenses	20,613,901	20,531,607	20,823,524	21,650,315	23,207,694
Future policy benefit reserves	4,845,394	5,075,127	5,490,119	5,452,865	6,772,042
Unearned premiums	3,555,310	3,484,830	3,651,310	4,217,931	4,681,989
Notes payable and debt	2,275,327	2,457,003	2,442,914	3,179,963	2,860,598
Shareholders’ equity	10,769,410	10,613,049	9,432,417	6,116,831	9,950,561
Fully diluted book value per ordinary share	$29.64	$29.78	$24.60	$15.46	$50.29
Operating Ratios:
Loss and loss expense ratio (5)	76.6%	63.8%	61.5%	66.2%	59.8%
Underwriting expense ratio (6)	30.9%	31.0%	32.1%	28.7%	29.0%
Combined ratio (7)	107.5%	94.8%	93.6%	94.9%	88.8%

(1)

The Company generally records the income related to alternative fund affiliates on a one month lag and the private investment fund affiliates on a three month lag in order for the Company to meet the filing deadlines for its periodic reports. The Company generally records the income related to operating affiliates on a three month lag.

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

(3)

Preference dividends represent dividends on the Redeemable Series C preference ordinary shares and the Series D and E preference ordinary shares. Following the Company’s redomestication, subsequent to July 1, 2010, the Redeemable Series C preference ordinary shares and the Series E preference ordinary shares represent non-controlling interests in the consolidated financial statements of the Company. For additional information see Item 8, Note 1 to the Consolidated Financial Statements, “General.”

(4)

Effective for the fiscal year beginning January 1, 2009 and for all interim periods within 2009, the Company adopted final authoritative guidance that addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share (“EPS”) pursuant to the two-class method described in EPS guidance. A share-based payment award that contains a non-forfeitable right to receive cash when dividends are paid to ordinary shareholders irrespective of whether that award ultimately vests is considered a participating security as these rights to dividends provide a non-contingent transfer of value to the holder of the share-based payment award. Accordingly, these awards are included in the computation of basic EPS pursuant to the two-class method. Under the terms of the Company’s restricted stock awards, grantees are entitled to receive dividends on the unvested portions of their awards. There is no requirement to return these dividends in the event the unvested awards are forfeited in the future. Accordingly, this guidance had an impact on the Company’s EPS calculations. All prior period EPS data presented has been adjusted retrospectively to conform to the provisions of this guidance. The adoption of this guidance reduced basic loss per ordinary share for fiscal 2008 by $0.08, and reduced basic earnings per ordinary share by $0.02, for fiscal 2007, and reduced diluted loss per ordinary share for fiscal 2008 by $0.08 and reduced diluted earnings per ordinary share by $0.01 for fiscal 2007.

(5)

The loss and loss expense ratio related to the property and casualty operations is calculated by dividing the losses and loss expenses incurred by the net premiums earned for the Insurance and Reinsurance segments.

(6)

The underwriting expense ratio related to the property and casualty operations is the sum of acquisition expenses and operating expenses for the Insurance and Reinsurance segments divided by net premiums earned for the Insurance and Reinsurance segments. See Item 8, Note 4 to the Consolidated Financial Statements, “Segment Information,” for further information.

(7)

The combined ratio related to the property and casualty operations is the sum of the loss and loss expense ratio and the underwriting expense ratio. A combined ratio under 100% represents an underwriting profit and over 100% represents an underwriting loss.

(8)

Effective April 1, 2009, the Company adopted final authoritative guidance that addressed the treatment of credit losses on investments. This guidance was not applied retroactively. For additional information see Item 8, Note 2(r) to the Consolidated Financial Statements, “Recent Accounting Pronouncements.”

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

          The Company has grown through acquisitions and development of new business opportunities. Acquisitions included Global Capital Re in 1997, Mid Ocean Limited in 1998, ECS, Inc. and NAC Re Corp. in 1999, Winterthur International in 2001 and Le Mans Re in 2002. All acquisitions were entered into in order to further support the Company’s strategic plan to develop a global platform in insurance and reinsurance. The Company competes as an integrated global business and at December 31, 2011 employed 3,818 employees in 24 countries. For further information in relation to the Company’s Operations, see Item 1, “Business.”

Impact of Recent Natural Catastrophes

          In 2011, the global insurance and reinsurance markets experienced significant losses from natural catastrophes, including the 2011 flooding events in Australia (the “Australia floods”), the earthquake that struck Christchurch, New Zealand on February 22, 2011 (the “New Zealand earthquake”), the March 11, 2011 earthquake and tsunami in Japan (the “Japan earthquake and tsunami”), the severe weather occurrences, including tornado activity, in the United States over the periods April 22-28 and May 20-23, 2011 (the “U.S. Storms”), third quarter Atlantic storm activity, particularly Hurricane Irene and Tropical Storm Lee (the “Atlantic Hurricanes”) and the widespread flooding in Thailand that reached its highest point during the fourth quarter (the “Thailand floods”). See “Significant Items Affecting Results of Operations – 1) The impact of significant large natural catastrophe activity” below for a discussion of the Company’s loss estimates for the three months and year ended December 31, 2011 from natural catastrophes.

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

          Insurance - Underwriting Environment

          The trading environment for the core lines of insurance business written by the Company remains difficult as competitive pressures continue, although there have been signs of improvement during the second half of 2011. The Company continues its disciplined underwriting approach to grow on a very selective basis and exit lines where margins are unacceptable. Overall, retention ratios have continued to improve while premium rates were broadly flat for the year. The Insurance segment experienced rate increases in the North America P&C and Specialty lines which were offset by declines in the highly competitive U.S. professional lines while the International P&C line was effectively flat for the year.

          The Company continues to develop new business opportunities in several areas, including its North American construction and surety businesses, which were announced in 2010 and its political risk and North America inland marine businesses, which were announced during the fourth quarter of 2011. Geographic expansion also continues with the opening of an office in China in April 2011 and the recent approval from the Brazilian regulators to expand the Company’s presence there – complementing the Reinsurance operation with an Insurance segment branch offering Casualty, Property, Professional and Specialty products.

          Reinsurance - Underwriting Environment

          The January 1 renewals for the Reinsurance segment saw positive pricing across the catastrophe books of business and certain Specialty lines, while Casualty rates overall were broadly flat. U.S. D&O continued to show rate deterioration in this very competitive line of business.

          Given the level of global catastrophe losses this year, both loss impacted and non-loss impacted programs in the U.S. and International books of business experienced significant rate increases, particularly in International, while the increases on European catastrophe books were more modest, in the single digit percentages.

          The following sets forth potential trends relevant to the Company’s property and casualty operations:

2012 Underwriting Outlook

          Throughout 2009 and 2010, the Company was focused on selective growth initiatives, emphasizing short-tail lines, where applicable, in the Company’s reinsurance operations, exiting other businesses, such as Casualty facultative business and non-renewing certain insurance programs, as well as continuing to reduce long-term agreements within the insurance operations in order to take advantage of improvements in market conditions when and where they occur.

          In 2011, while several of these initiatives continued, the Company also shifted its focus to concentrate on strategic growth and investment in areas where the Company believes it can achieve appropriate future returns. Recent strategic growth initiatives included the continued expansion of the U.S. construction and surety lines, the addition of political risks and North America inland marine businesses, new innovative products, including further build-out of a product recall policy for the food and beverage industry, the establishment of a Middle East team in the U.K. and an Accident and Health team in the U.S., and the continued move into emerging markets, including China and Brazil. The Company also made significant investment in 2011 to improve systems to both achieve greater efficiency and to create a platform from which the Company can grow as markets allow. In 2012 and beyond, this focus on strategic growth and investment will continue.

          The following is a summary of the January 2012 rate indications and recent renewal activity for each of the Insurance and Reinsurance segments of the Company:

          Insurance - 2012 Underwriting Outlook

          With regard to market conditions, within the Insurance segment’s core lines of business, fourth quarter and full year 2011 renewals reflected broadly flat premium rates in aggregate, however, there were several favorable signs of improvement. For the third consecutive quarter, the segment experienced positive pricing in its North America P&C business unit at an increase of 2%. Specialty pricing was also positive for the year at 2% and there was material improvement in the U.S. D&O book during the fourth quarter as rate decreases slowed and certain 2012 renewals are yielding rate increases. For the year the segment experienced percentage rate decline in the low single digits.

          The Company continues to focus on those lines of business that it believes provide the best return on capital, including the writing of selective new business and remaining committed to the underwriting actions initially taken in 2009. For 2012, initial indications are consistent with current market conditions described above. In the International P&C business unit, where nearly 40% of the book renews on January 1, the Company’s initial pricing indications are broadly stable. Casualty rates were flat to slightly down and property rates were showing increases in the low to mid single digits.

          Reinsurance - 2012 Underwriting Outlook

          As noted above, the pricing environment on the primary side is showing rate growth with the exception of Professional lines. This generally positive pricing momentum should benefit the U.S. and International casualty books where a significant amount of proportional reinsurance is written. In addition, the Reinsurance segment continues to develop new business opportunities in several areas, including in an improving U.K. motor market pricing environment, and in marine and energy following Deepwater Horizon and other recent industry loss events in these lines. For 2012, the Reinsurance segment expects to continue to build upon the strategic growth achieved in 2011 and will utilize the Company’s broad market relationships and experience to seek opportunities to achieve this.

          There can be no assurance, however, that such (re)insurance rate conditions or growth opportunities will be sustained or further materialize, or lead to improvements in our books of business. See “Cautionary Note Regarding Forward-Looking Statements.”

Investment Environment

          The Company seeks to generate income and book value growth from investment activities through returns on its investment portfolio. The Company’s current investment strategy seeks to support the liabilities arising from the operations of the Company, generate investment income and build book value over the longer term. During the year ended December 31, 2011, interest rates declined in the Company’s major markets and credit spreads widened, particularly in the Euro-zone. The Company’s results of operations and investment portfolio during the year ended December 31, 2011 were impacted by these trends. Net investment income yields were negatively impacted by lower interest rates which in turn reduced prevailing yields on reinvestment income. Net realized losses resulted from sales transactions primarily on European financials including hybrid securities and non-Agency RMBS offset partially by gains on Agency MBS and Government and Government Related and Supported securities. The impact of decreasing government rates offset by widening credit spreads during the year ended December 31, 2011 was the primary reason for the improvement in the net unrealized position on fixed maturities and short-term investments over the course of the year. For further information, see “Investment Activities” below.

RESULTS OF OPERATIONS AND KEY FINANCIAL MEASURES

Results of Operations

          The following table presents an analysis of the Company’s net income (loss) attributable to ordinary shareholders and other financial measures (described below) for the years ended December 31, 2011, 2010 and 2009:

(U.S. dollars in thousands, except share and per share amounts)	2011	2010	2009

Net income (loss) attributable to ordinary shareholders	$(474,760)	$585,472	$206,607
Earnings (loss) per ordinary share – basic	$(1.52)	$1.74	$0.61
Earnings (loss) per ordinary share – diluted	$(1.52)	$1.73	$0.61
Weighted average number of ordinary shares and ordinary share equivalents – basic	312,896	336,283	340,612
Weighted average number of ordinary shares and ordinary share equivalents – diluted	312,896	337,709	340,966

Key Financial Measures

          The following are some of the financial measures management considers important in evaluating the Company’s operating performance in the Company’s P&C operations:

(U.S. dollars in thousands, except ratios and per share amounts)	2011	2010	2009

Underwriting profit – P&C operations	$(397,353)	$262,494	$327,306
Combined ratio – P&C operations	107.5%	94.8%	93.6%
Net investment income – P&C operations (1)	$819,708	$884,866	$987,398
Book value per ordinary share (2)	$29.85	$30.37	$24.64
Fully diluted book value per ordinary share (3)	$29.64	$29.78	$24.60
Return on average ordinary shareholders’ equity (4)	(5.0)%	6.5%	3.1%

(1)	Net investment income relating to P&C operations includes the net investment income related to the net results from structured products.
(2)

Book value per ordinary share, a non-GAAP financial measure, is calculated by dividing ordinary shareholders’ equity (total shareholders’ equity less preference shareholders’ equity and non-controlling interest in equity of consolidated subsidiaries) by the number of outstanding ordinary shares at any period end. Book value per ordinary share is affected primarily by the Company’s net income (loss), by any changes in the net unrealized gains and losses on its investment portfolio, currency translation adjustments and also the impact of any share buyback or issuance activity. Ordinary shareholders’ equity was $9.43 billion, $9.61 billion and $8.43 billion and the number of ordinary shares outstanding was 315.7 million, 316.5 million and 342.1 million at December 2011, 2010 and 2009, respectively. Ordinary shares outstanding include all ordinary shares legally issued and outstanding (as disclosed on the face of the balance sheet) as well as all director share units outstanding.

(3)

Fully diluted book value per ordinary share, a non-GAAP financial measure, represents book value per ordinary share combined with the dilutive impact of potential future share issuances at period end. The Company believes that fully diluted book value per ordinary share is a financial measure important to investors and other interested parties. However, this measure may not be comparable to similarly titled measures used by companies either outside or inside of the insurance industry.

(4)

Return on average ordinary shareholders’ equity (“ROE”) is a non-GAAP financial measure and is calculated by dividing the net income (loss) for the year by the average of the opening and closing ordinary shareholders’ equity. See “Return on Ordinary Shareholders’ Equity Calculation” herein for a reconciliation of ROE to average ordinary shareholders’ equity.

          Underwriting profit – property and casualty operations

          One way that the Company evaluates the performance of its insurance and reinsurance operations is by underwriting profit or loss. The Company does not measure performance based on the amount of gross premiums written. Underwriting profit or loss is calculated from premiums earned less net losses incurred and expenses related to underwriting activities. The Company’s underwriting profit (loss) in the year ended December 31, 2011 was consistent with the combined ratio discussed below.

          Combined ratio – property and casualty operations

          The combined ratio for P&C operations is used by the Company and many other insurance and reinsurance companies as another measure of underwriting profitability. The combined ratio is calculated from the net losses incurred and underwriting expenses as a ratio of the net premiums earned for the Company’s insurance and reinsurance operations. A combined ratio of less than 100% indicates an underwriting profit and greater than 100% reflects an underwriting loss. The Company’s combined ratio for the year ended December 31, 2011 reflects an underwriting loss and is higher than the same period in the previous year, primarily as a result of an increase in the loss and loss expense ratio, partially offset by a marginal decrease in the underwriting expense ratio. The loss and loss expense ratio has increased as a result of higher levels of catastrophe losses, higher large loss activity in the energy, property and marine businesses of the Insurance segment and other large loss events in U.S. property including a deterioration in the performance of a large U.S. agricultural program in the Reinsurance segment.

          The Company’s combined ratio for the year ended December 31, 2010 is higher than for the same period in the previous year, primarily as a result of an increase in the loss and loss expense ratio, partially offset by a marginal decrease in the underwriting expense ratio. The loss and loss expense ratio has increased as a result of higher levels of catastrophe losses and other large loss events in both the insurance and reinsurance segments. For further information on the combined ratio, see “Income Statement Analysis” below.

          Net investment income – property and casualty (“P&C”) operations

          Net investment income related to P&C operations is an important measure that affects the Company’s overall profitability. The largest liability of the Company relates to its unpaid loss reserves, and the Company’s investment portfolio provides liquidity for claims settlements of these reserves as they become due. As a result, a significant part of the investment portfolio is invested in fixed income securities. Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates and credit spreads and changes in overall asset allocation. See the segment results at “Investment Activities” below for a discussion of the Company’s net investment income for the year ended December 31, 2011.

          Book value per ordinary share

          Management also views the change in the Company’s book value per ordinary share as an additional measure of the Company’s performance. Book value per ordinary share is a non-GAAP financial measure and is calculated by dividing ordinary shareholders’ equity (total shareholders’ equity less preference shareholders’ equity and non-controlling interest in equity of consolidated subsidiaries) by the number of outstanding ordinary shares at any period end. Ordinary shares outstanding include all ordinary shares legally issued and outstanding (as disclosed on the face of the balance sheet) as well as all director share units outstanding. Book value per ordinary share is affected by the Company’s net income (loss), any changes in the net unrealized gains and losses on its investment portfolio and currency translation adjustments and also the positive impact of any share buyback or issuance activity.

          Book value per ordinary share decreased by $0.52 in the year ended December 31, 2011 as compared to an increase of $5.73 during 2010. The decrease in 2011 was primarily due to the net loss attributable to ordinary shareholders of $474.8 million and the impact of settlement of the forward purchase contracts associated with the 10.75% equity security units (the “10.75% Units”), which resulted in the issuance of an aggregate of 30,456,600 ordinary shares, partially offset by an increase in net unrealized gains on available for sale investments and the benefit of share buyback activity.

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

          Fully diluted book value per ordinary share is a non-GAAP financial measure and represents book value per ordinary share combined with the impact from dilution of share based compensation and certain conversion features where dilutive. Fully diluted book value per ordinary share decreased by $0.14 and increased by $5.18 during the years ended December 31, 2011 and 2010, respectively, as a result of the factors noted above.

          Return on average ordinary shareholders’ equity

          ROE is another non-GAAP financial measure that management considers important in evaluating the Company’s operating performance. ROE is calculated by dividing the net income attributable to ordinary shareholders for any period by the average of the opening and closing ordinary shareholders’ equity. The Company establishes minimum target ROEs for its total operations, segments and lines of business. If the Company’s minimum ROE targets over the longer term are not met with respect to any line of business, the Company seeks to modify and/or exit this line. In addition, among other factors, the Company’s compensation of its senior officers is dependent on the achievement of the Company’s performance goals to enhance ordinary shareholder value as measured by ROE (adjusted for certain items considered to be “non-operating” in nature).

          In 2011, ROE was negative due to the net loss from the significant catastrophe losses and the impairment of goodwill, both discussed under “Significant Items Affecting the Results of Operations.” and other large loss events. See “Return on Ordinary Shareholders’ Equity Calculation” herein for a reconciliation of ROE to average ordinary shareholders’ equity.

          In 2010, ROE was 6.5%, 3.4 percentage points higher than for the same period in the prior year when it was 3.1%. This was the result of increased net income which was largely offset by significantly higher equity levels during 2010 following the increase in the fair value of the Company’s investment portfolio.

SIGNIFICANT ITEMS AFFECTING THE RESULTS OF OPERATIONS

          The Company’s net income and other financial measures as shown above for the year ended December 31, 2011 have been affected by, among other things, the following significant items:

1)	The impact of significant large natural catastrophe activity;

2)	Continuing competitive factors impacting the underwriting environment;

3)	Net favorable prior year loss development;

4)	Market movement impacts on the Company’s investment portfolio; and

5)	Goodwill impairment charge recorded in the fourth quarter of 2011.

1. The impact of significant large natural catastrophe activity

          The following table outlines the underwriting losses and loss ratio impact for the Insurance and Reinsurance segments from natural catastrophes for the years ended December 31:

	Natural Catastrophe Underwriting Losses			Natural Catastrophe Loss Ratio Impact

(U.S. dollars in thousands, except ratios)	2011	2010	2009	2011	2010	2009

Insurance	$355,256	$135,771	$10,744	9.6%	3.8%	0.3%
Reinsurance	405,870	158,574	41,604	25.2%	10.6%	2.7%

Total P&C	$761,126	$294,345	$52,348	14.4%	5.8%	1.0%

          Notable natural catastrophes during the year ended December 31, 2011 included the Australia floods, the New Zealand earthquake, the Japan earthquake and tsunami, the U.S. Storms, the Atlantic Hurricanes and the Thailand floods.

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

          The Company’s loss estimates are based on combinations of its review of individual treaties and policies expected to be impacted, commercial model outputs, client data received to the date the estimates are made, and consideration of expectations of total insured market loss estimates if available, both from published sources and the Company’s internal analysis. The Company’s loss estimates involve the exercise of considerable judgment due to the complexity and scale of the insured events, and are, accordingly, subject to revision as additional information becomes available. Actual losses may differ materially from these preliminary estimates.

          The following are analyses of the financial impact on the Company’s results of operations for the three months and year ended December 31, 2011 from natural catastrophes:

	Three Months Ended December 31, 2011			Year Ended December 31, 2011

(U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Operating data:
Catastrophe reinstatement premium earned:
Australia floods	$—	$(475)	$(475)	$—	$475	$475
New Zealand earthquake	—	1,960	1,960	—	602	602
Japan earthquake and tsunami	—	518	518	—	17,148	17,148
U.S. Storms	—	91	91	—	1,160	1,160
Atlantic Hurricanes (1)	258	—	258	(7,242)	929	(6,313)
Thailand floods	(3,403)	6,044	2,641	(3,403)	6,044	2,641
Other natural catastrophes (2) (3)	—	504	504	—	2,880	2,880

Total net premiums earned	$(3,145)	$8,642	$5,497	$(10,645)	$29,238	$18,593

Gross losses and loss expenses:
Australia floods	$(630)	$3	$(627)	$(80,855)	$(15,623)	$(96,478)
New Zealand earthquake	—	(2,204)	(2,204)	(5,000)	(99,198)	(104,198)
Japan earthquake and tsunami	(4,585)	7,549	2,964	(93,185)	(179,085)	(272,270)
U.S. Storms	(56)	(16,625)	(16,681)	(5,660)	(79,278)	(84,938)
Atlantic Hurricanes (1)	(60,902)	3,869	(57,033)	(192,893)	(15,335)	(208,228)
Thailand floods	(123,237)	(61,643)	(184,880)	(123,237)	(61,643)	(184,880)
Other natural catastrophes (2) (3)	(7,833)	(141)	(7,974)	(21,243)	(23,823)	(45,066)

Total gross losses and loss expenses	$(197,243)	$(69,192)	$(266,435)	$(522,073)	$(473,985)	$(996,058)

Losses and loss expenses recoverable:
Australia floods	$—	$—	$—	$27,525	$—	$27,525
New Zealand earthquake	—	(2,082)	(2,082)	—	32,017	32,017
Japan earthquake and tsunami	472	(200)	272	14,072	—	14,072
U.S. Storms	—	1,128	1,128	315	5,952	6,267
Atlantic Hurricanes (1)	39,709	(79)	39,630	105,359	508	105,867
Thailand floods	24,483	—	24,483	24,483	—	24,483
Other natural catastrophes (2) (3)	2,642	—	2,642	5,708	400	6,108

Total losses and loss expenses recoverable	$67,306	$(1,233)	$66,073	$177,462	$38,877	$216,339

Underwriting loss - P&C Operations:
Australia floods	$(630)	$(472)	$(1,102)	$(53,330)	$(15,148)	$(68,478)
New Zealand earthquake	—	(2,326)	(2,326)	(5,000)	(66,579)	(71,579)
Japan earthquake and tsunami	(4,113)	7,867	3,754	(79,113)	(161,937)	(241,050)
U.S. Storms	(56)	(15,406)	(15,462)	(5,345)	(72,166)	(77,511)
Atlantic Hurricanes (1)	(20,935)	3,790	(17,145)	(94,776)	(13,898)	(108,674)
Thailand floods	(102,157)	(55,599)	(157,756)	(102,157)	(55,599)	(157,756)
Other natural catastrophes (2) (3)	(5,191)	363	(4,828)	(15,535)	(20,543)	(36,078)

Total underwriting loss	$(133,082)	$(61,783)	$(194,865)	$(355,256)	$(405,870)	$(761,126)

Loss ratio impact for the three months and year ended December 31, 2011	13.9%	15.0%	14.2%	9.6%	25.2%	14.4%

(1)	Atlantic Hurricanes refers to Hurricane Irene and Tropical Storm Lee.
(2)	For the Insurance segment, for the year ended December 31, 2011, Other natural catastrophes include U.S. windstorms, Missouri River flooding, Mississippi floods and Storm Rolf.
(3)	For the Reinsurance segment for the year ended December 31, 2011, Other natural catastrophes include Cyclone Yasi in Australia, the Slave Lake fire in Canada, Texas wildfires and the Danish floods.

For further details see the segment results in the “Income Statement Analysis” below.

2. Continuing competitive factors impacting the underwriting environment

          Soft market conditions were experienced across most lines of business throughout 2009, 2010 and 2011. This resulted in an overall decrease in gross and net premiums written in 2010 and 2009 but these amounts increased in 2011 due to new strategic initiatives. For further information in relation to the underwriting environment, including details relating to rates and retention, see “Executive Overview – Underwriting Environment,” above.

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

          The following table presents the net (favorable) adverse prior year loss development of the Company’s loss and loss expense reserves for its property and casualty operations which include the Insurance and Reinsurance segments for each of the years indicated:

(U.S. dollars in millions)	2011	2010	2009

Insurance segment	$(76.5)	$(127.4)	$(62.9)
Reinsurance segment	(208.4)	(245.5)	(221.8)

Total	$(284.9)	$(372.9)	$(284.7)

          The Company is a major writer of large, complex energy-related (re)insurance coverages and manages its exposure through, among other items, the purchase of reinsurance. Recent developments have reduced some of the uncertainty surrounding the Company’s third party liability exposure to losses arising from the Deepwater Horizon oil rig explosion, including settlements by companies subject to lawsuits and judicial rulings in respect of the applicability and extent of contractual indemnities. In 2011, the Company strengthened its overall net incurred position relating to Deepwater Horizon across insurance and reinsurance segments by $72.7 million for a total net incurred to date of $165.7 million as at year end including both property damage and liability exposures. Very recent judicial decisions upholding indemnities owing from BP p.l.c. to other companies subject to lawsuits may be favorable to the Company’s overall position. Despite the level of strengthening incurred resulting from this unusual event, the Company’s total net reserves developed favorably by $285 million during 2011 as shown in the above table.

          See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, Note 10 to the Consolidated Financial Statements, “Losses and Loss Expenses,” for further information regarding the developments in prior year loss reserve estimates for each of the years indicated within each of the Company’s operating segments.

4. Market movement impacts on the Company’s investment portfolio

          During the year ended December 31, 2011, credit spreads widened, particularly in Euro-zone, offset by decreasing interest rates. The net impact of the market conditions on the Company’s investment portfolio for the year ended December 31, 2011 was favorable and resulted in an increase in the net unrealized position of on available for sale investments as compared to December 31, 2010 of $558.1 million. This represents approximately a 2.0% appreciation on average available for sale assets for the year ended December 31, 2011.

          The following table provides further detail regarding the movements in the global credit markets, as well as in government interest rates using some sample market indices:

	Interest Rate Movement for the year ended December 31, 2011 (1) (‘+’/’-’ represents increases / decreases in interest rates)	Credit Spread Movement for the year ended December 31, 2011 (2) (‘+’/‘-’ represents widening / tightening of credit spreads)

United States	-118 basis points (5 year Treasury)	+94 basis points (US Corporate A rated) +6 basis points (US Mortgage Master Index) +23 basis points (US CMBS, AAA rated)
United Kingdom	-142 basis points (10 year Gilt)	+72 basis points (UK Corporate, AA rated)
Euro-zone	-108 basis points (5 year Bund)	+122 basis points (Europe Corporate, A rated)

(1)	Source: Bloomberg Finance L.P.
(2)	Source: Merrill Lynch Global Indices.

          Net realized losses on investments in the year ended December 31, 2011 totaled $188.4 million, including net realized losses of approximately $160.2 million related to the impairment of certain of the Company’s fixed income investments, where the Company determined that there was an other-than-temporary decline in the value of those investments related to credit. For further analysis of this, see “Results of Operations” below.

5. Goodwill impairment charge recorded in the fourth quarter of 2011

          The Company performs periodic impairment testing related to goodwill as circumstances require, in addition to its annual testing as of June 30 each year. The interim impairment test completed during the fourth quarter of 2011 resulted in a non-cash goodwill impairment charge of $429.0 million. The charge relates to the Insurance segment. The impairment was determined using the methodologies as described within “Critical Accounting Policies and Estimates” below, which includes discounted cash flow analyses and comparison with similar companies using their publicly traded price multiples as the basis for valuation. Continued low valuations in the insurance industry as a whole combined with several years of poor underwriting performance in the segment have impacted the technical valuations; however, management continues to see significant value in the Company’s global insurance platform. For further information, see Item 8, Note 8 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets” and see further discussion under “Critical Accounting Policies and Estimates.”

OTHER KEY FOCUSES OF MANAGEMENT

          Throughout 2011 and into 2012, the Company remained focused on, among other things, managing its capital, tailoring the Company’s business model to focus on core P&C business, optimizing the P&C investment portfolio, and enhancing its enterprise risk management capabilities. The Company continues to focus on those lines of business within its Insurance and Reinsurance segments that provide the best return on capital. Details of these and other initiatives are outlined below.

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

          Buybacks of Ordinary Shares

          On September 24, 2007, the Company’s Board of Directors approved a share buyback program, authorizing the Company to purchase up to $500.0 million of its ordinary shares. As of January 1, 2010, $375.4 million ordinary shares remained available for purchase under that program. During 2010, the Company purchased and canceled 18.8 million ordinary shares under the program for $375.4 million, the full amount that had remained under that buyback program.

          On November 2, 2010, the Company announced that its Board of Directors approved a share buyback program, authorizing the Company to purchase up to $1.0 billion of its ordinary shares. During 2010, the Company purchased and canceled 6.9 million ordinary shares under this program for $144.0 million. During 2011, the Company purchased and canceled 31.7 million ordinary shares under this program for $665.5 million. All share buybacks were carried out by way of redemption in accordance with Irish law and the Company’s constitutional documents. All shares so redeemed were canceled upon redemption. At December 31, 2011, $190.5 million remained available to be used for purchases under this program. No further buybacks have been made as of February 24, 2012.

          Sale of 5.75% Senior Notes

          On September 30, 2011, XL-Cayman completed the public sale of $400 million aggregate principal amount of 5.75% Senior Notes (the “5.75% Senior Notes”) due 2021 at the issue price of 100% of the principal amount. The 5.75% Senior Notes are fully and unconditionally guaranteed by XL-Ireland. The 5.75% Senior Notes bear interest at a rate of 5.75% per annum, payable semiannually, beginning on April 1, 2012, and mature on October 1, 2021. XL-Cayman may redeem the 5.75% Senior Notes, in whole or part, from time to time in accordance with the terms of the indenture pursuant to which the 5.75% Senior Notes were issued. XL-Cayman received net proceeds of approximately $395.9 million from the offering, which were used to partially repay the $600 million principal amount outstanding of the 6.5% Guaranteed Senior Notes due January 2012 (the “XLCFE Notes”), which were issued by XL Capital Finance (Europe) plc (“XLCFE”).

          Repayment of the XLCFE Notes

          On January 15, 2012, the $600 million principal amount outstanding of the XLCFE Notes was repaid at maturity.

          Equity Security Units

          In August 2011, in accordance with the terms of the 10.75% Units, XL-Cayman purchased and retired all of the 8.25% senior notes due August 2021 (the “8.25% Senior Notes”) for $575 million in a remarketing. These notes comprised a part of the 10.75% Units. The proceeds from the remarketing were used to satisfy the purchase price for XL-Ireland’s ordinary shares issued to holders of the 10.75% Units pursuant to the forward purchase contracts comprising a part of the 10.75% Units. Each forward purchase contract provided for the issuance of 1.3242 ordinary shares of XL-Ireland at a price of $25 per share. The settlement of the forward purchase contracts resulted in XL-Ireland’s issuance of an aggregate of 30,456,600 ordinary shares for an aggregate purchase price of $575 million. As a result of the settlement of the forward purchase contracts, the 10.75% Units ceased to exist and are no longer traded on the NYSE.

          Series C Preference Ordinary Shares

          On March 26, 2009, the Company completed a cash tender offer for a portion its outstanding Redeemable Series C preference ordinary shares that resulted in approximately 12.7 million Redeemable Series C preference ordinary shares with a liquidation value of $317.3 million being purchased by the Company for approximately $104.7 million plus accrued and unpaid dividends, combined with professional fees totaling $0.8 million. As a result, a book value gain to ordinary shareholders of approximately $211.8 million was recorded in the first quarter of 2009.

          On February 12, 2010, the Company repurchased a portion of its outstanding Redeemable Series C preference ordinary shares, which resulted in approximately 4.4 million Redeemable Series C preference ordinary shares with a liquidation value of $110.8 million being purchased by the Company for approximately $94.2 million. As a result, a book value gain of approximately $16.6 million was recorded in the first quarter of 2010 to ordinary shareholders.

          On February 16, 2011, the Company repurchased 30,000 of the outstanding Redeemable Series C preference ordinary shares with a liquidation preference value of $0.75 million for $0.65 million.

          On August 15, 2011, XL-Cayman completed a cash tender offer for its outstanding Redeemable Series C preference ordinary shares that resulted in 2,811,000 Redeemable Series C preference ordinary shares with a liquidation value of $25 per share being repurchased and canceled by XL-Cayman for approximately $71.0 million including accrued and unpaid dividends and professional fees. Subsequent to the expiration of the tender offer, and on the same terms as the offer, XL-Cayman repurchased and canceled the remaining outstanding Redeemable Series C preference ordinary shares for approximately $0.9 million plus accrued and unpaid dividends. As of December 31, 2011, no Redeemable Series C preference ordinary shares were outstanding.

          Series D Preference Ordinary Shares

          On October 15, 2011, XL-Cayman issued 350,000 non-cumulative Series D Preference Ordinary Shares for $350 million of cash and liquid investments that were held in a trust account that was part of the Stoneheath Re (“Stoneheath”) facility. Holders of the non-cumulative perpetual preferred securities (“Stoneheath Securities”) issued by Stoneheath in December 2006 received one Series D Preference Ordinary Share in exchange for each Stoneheath Security. Dividends on the non-cumulative Series D Preference Ordinary Shares are declared and paid quarterly at a floating rate of three-month LIBOR plus 3.120% on the liquidation preference. The Series D Preference Ordinary Shares are perpetual securities with no fixed maturity dates and are not convertible into any of the Company’s other securities.

          On December 5, 2011, the Company repurchased 5,000 of the outstanding Series D Preference Ordinary Shares with a liquidation preference value of $5.0 million for $3.7 million, including accrued dividends. As a result of these repurchases, the Company recorded a gain of approximately $1.3 million through Non-controlling interests in the Consolidated Statement of Income in the fourth quarter of 2011.

          Series E Preference Ordinary Shares

          On March 15, 2007, the Company issued 1.0 million Fixed/Floating Series E Perpetual Non-Cumulative preference ordinary shares, par value $0.01 each, with liquidation preference $1,000 per share (the “Series E preference ordinary shares”). The Company received net proceeds of approximately $983.8 million from the offering. The Series E preference ordinary shares are perpetual securities with no fixed maturity date and are not convertible into any of the Company’s other securities.

          On February 16, 2011, the Company repurchased 500 of the outstanding Series E preference ordinary shares with a liquidation preference value of $0.50 million for $0.47 million. As a result of these repurchases, the Company recorded a reduction in Non-controlling interests of approximately $0.13 million in the first quarter of 2011.

Risk Management

          The Company’s risk management and risk appetite framework is detailed at Item 1, “Business - Enterprise Risk Management.” The table below shows the Company’s estimated per event net 1% and 0.4% exceedance probability exposures for certain peak natural catastrophe peril regions. These estimates assume that amounts due from reinsurance and retrocession purchases are 100% collectible. There may be credit or other disputes associated with these potential receivables. Finally, the probable maximum losses in the table below were derived by application of a new vendor model that was released during the first quarter of 2011 and, accordingly, could be more unreliable than the model that was used historically.

			1-in-100 Event		1-in-250 Event

Geographical Zone (U.S. dollars in millions)	Peril	Measurement Date of In-Force Exposures (1)	Probable Maximum Loss (2)	Percentage of Tangible Shareholders’ Equity at December 31, 2011	Probable Maximum Loss (2)	Percentage of Tangible Shareholders’ Equity at December 31, 2011

North America	Earthquake	October 1, 2011	$785	7.6%	$1,263	12.2%
North Atlantic	Windstorm	October 1, 2011	1,338	12.9%	1,710	16.5%
U.S.	Windstorm	October 1, 2011	1,319	12.7%	1,695	16.4%
Europe	Windstorm	October 1, 2011	474	4.6%	636	6.1%
Japan	Earthquake	October 1, 2011	240	2.3%	323	3.1%
Japan	Windstorm	October 1, 2011	131	1.3%	193	1.9%

(1)	Detailed analyses of aggregated in-force exposures and maximum loss levels are done periodically. The measurement dates represent the date of the last completed detailed analysis by geographical zone.
(2)

Probable maximum losses include secondary uncertainty which incorporates variability around the expected probable maximum loss for each event, does not represent the Company’s maximum potential exposures and are pre-tax.

          See “Significant Items Affecting the Results of Operations - 1) The impact of significant large natural catastrophe activity” above.

Regulatory Change

          Management continues to actively monitor the various regulatory bodies and initiatives that impact the Company globally and assess the potential for significant impact on results or operations. The European Commission is in the process of implementing changes to the prudential regulation of European insurers, known as Solvency II, with a timeline to achieve full compliance by January 1, 2014. Solvency II is designed to impose economic risk-based solvency requirements across all EU Member States. Advice and implementation consists of three pillars: (1) Pillar I – quantitative capital requirements, based on a valuation of the entire balance sheet; (2) Pillar II – qualitative regulatory review, which includes governance, internal controls, enterprise risk management and supervisory review process, and (3) Pillar III – market discipline, which is accomplished through reporting of the insurer’s financial condition to regulators and the public. Other jurisdictions such as Bermuda and Canada are in the process of implementing consistent changes to strengthen their capital and risk management requirements in order to be considered equivalent for purposes of group regulatory considerations. The Company has significant resources supporting the regulatory process, such as the Solvency II Quantitative Impact Studies and Bermuda Monetary Authority regulatory data calls, and these resources are also actively engaged in the implementation of Solvency II related measures across the Company.

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

1) Unpaid Loss and Loss Expenses and Unpaid Loss and Loss Expenses Recoverable

          As the Company earns premiums for the underwriting risks it assumes, it also establishes an estimate of the expected ultimate losses related to the premium. Loss reserves for unpaid loss and loss expenses are established due to the significant periods of time that may elapse between the occurrence, reporting and settlement of a loss. The process of establishing reserves for unpaid property and casualty claims can be complex and is subject to considerable variability, as it requires the use of informed estimates and judgments. These estimates and judgments are based on numerous factors, and may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current laws change. Loss reserves include:

a)	Case reserves – reserves for reported losses and loss expenses that have not yet been settled; and

b)	IBNR reserves – reserves for incurred but not reported losses or for reported losses over and above the amount of case reserves.

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

          With respect to the Company’s insurance operations, the Company is notified of insured losses and records a case reserve for the estimated amount of the settlement, if any. The estimate reflects the judgment of claims personnel based on general reserving practices, the experience and knowledge of such personnel regarding the nature of the specific claim and, where appropriate, advice of legal counsel. Reserves are also established to provide for the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process. With respect to the Company’s reinsurance operations, case reserves for reported claims are generally established based on reports received from ceding companies. Additional case reserves may be established by the Company to reflect the estimated ultimate cost of a loss. The uncertainty in the reserving process for reinsurers is due, in part, to the time lags inherent in reporting from the original claimant to the primary insurer to the reinsurer. As a predominantly broker market reinsurer for both excess-of-loss and proportional contracts, the Company is subject to a potential additional time lag in the receipt of information as the primary insurer reports to the broker who in turn reports to the Company. As of December 31, 2011, the Company did not have any significant backlog related to its processing of assumed reinsurance information.

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

          In addition to information received from ceding companies on reported claims, the Company also utilizes information on the pattern of ceding company loss reporting and loss settlements from previous catastrophic events in order to estimate the Company’s ultimate liability related to catastrophic events such as hurricanes. Commercial catastrophe model analyses and zonal aggregate exposures are utilized to assess potential client loss before and after an event. Initial cedant loss reports are generally obtained shortly after a catastrophic event, with subsequent updates received as new information becomes available. The Company actively requests loss updates from cedants periodically whilst there is still considerable uncertainty for an event, often for the first year following an event. The Company’s claim settlement processes also incorporate an update to the total loss reserve at the time a claim payment is made to a ceding company.

          While the reliance on loss reports from ceding companies may increase the level of uncertainty associated with the estimation of total loss reserves for property catastrophe reinsurance relative to direct property insurance, there are several factors which serve to reduce the uncertainty in loss reserve estimates for property catastrophe reinsurance. First, for large natural catastrophe events, aggregate limits in property catastrophe reinsurance contracts are generally fully exhausted by the loss reserve estimates. Second, as a reinsurer, the Company has access to information from a broad cross section of the insurance industry. The Company utilizes such information in order to perform consistency checks on the data provided by ceding companies and is able to identify trends in loss reporting and settlement activity and incorporate such information in its estimate of IBNR reserves. Finally, the Company also supplements the loss information received from cedants with loss estimates developed by market share techniques and/or from third party catastrophe models applied to exposure data supplied by cedants.

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

          The Company’s actuaries use one set of assumptions in calculating the single point estimate, which includes actual loss data, loss development factors, loss ratios, reported claim frequency and severity. The actuarial reviews and documentation are completed in accordance with professional actuarial standards with reserves established on a basis consistent with GAAP. The selected assumptions reflect the actuary’s judgment based on historical data and experience combined with information concerning current underwriting, economic, judicial, regulatory and other influences on ultimate claim settlements.

          When estimating IBNR reserves, each of the Company’s insurance and reinsurance business units segregate business into exposure classes. Within each class, the business is further segregated by either the year in which the contract incepted (“underwriting year”), the year in which the claim occurred (“accident year”), or the year in which the claim is reported (“report year”). The majority of the Insurance segment is reviewed on an accident year basis. Professional lines insurance business is reviewed on a report year basis due to the claims made nature of the underlying policies. The majority of the Reinsurance segment is reviewed on an underwriting year basis.

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

          Over time, as a greater number of claims are reported, actuarial estimates of IBNR are based on the BF method and loss development techniques. The BF method utilizes actual loss data and the expected patterns of loss emergence, combined with an initial expectation of ultimate losses to determine an estimate of ultimate losses. This method may be appropriate when there is limited actual loss data and a relatively less stable pattern of loss emergence. The chain ladder method utilizes actual loss and expected patterns of loss emergence to determine an estimate of ultimate losses that is independent of the initial expectation of ultimate losses. This method may be appropriate when there is a relatively stable pattern of loss emergence and a relatively larger number of reported claims. Multiple estimates of ultimate losses using a variety of actuarial methods are calculated for each of the Company’s classes of business for each year of loss experience. The Company’s actuaries look at each class and determine the most appropriate point estimate based on the characteristics of the particular class and other relevant factors, such as historical ultimate loss ratios, the presence of individual large losses, and known occurrences that have not yet resulted in reported losses. Once the Company’s actuaries make their determination of the most appropriate point estimate for each class, this information is aggregated and presented to management for review and approval.

          The pattern of loss emergence is determined using actuarial analysis, including judgment, and is based on the historical patterns of the recording of paid and reported losses by the Company, as well as industry information. Information that may cause historical patterns to differ from future patterns is considered and reflected in expected patterns as appropriate. For property, marine and aviation insurance, losses are generally reported within 2 to 3 years from the beginning of the accident year. For casualty insurance, loss emergence patterns can vary from 3 years to over 20 years depending on the type of business. For other insurance, loss emergence patterns fall between the property and casualty insurance. For reinsurance business, loss reporting lags the corresponding insurance classes often by at least one quarter due to the need for loss information to flow from the ceding companies to the Company generally via reinsurance intermediaries. Such lags in loss reporting are reflected in the actuary’s selections of loss reporting patterns used in establishing the Company’s reserves.

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

          Discontinued asbestos and long-tail environmental business were contained within certain policies previously written by NAC Re Corp. (now known as XL Reinsurance America Inc.), prior to its acquisition by the Company. At December 31, 2011, total gross unpaid losses and loss expenses in respect of this business represented less than 1% of unpaid losses and loss expenses.

          Except for certain workers’ compensation (including long-term disability) and certain U.K. motor liabilities, the Company does not discount its unpaid losses and loss expenses. The Company utilizes tabular reserving for workers’ compensation unpaid losses that are considered fixed and determinable. For further discussion see the Consolidated Financial Statements.

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

          The amount of the Company’s net unpaid losses and loss expenses relating to the Company’s operating segments at December 31, 2011 and 2010 was as follows:

(U.S. dollars in millions)	2011	2010

Insurance	$11,374	$11,240
Reinsurance	5,610	5,642

Net unpaid loss and loss expense reserves	$16,984	$16,882

	Net Unpaid Losses and Loss Expenses as at December 31, 2011			Net Unpaid Losses and Loss Expenses as at December 31, 2010

(U.S. dollars in thousands)	Case Reserves	IBNR Reserves	Total Reserves	Case Reserves	IBNR Reserves	Total Reserves

Insurance
Casualty – professional lines	$1,244	$3,175	$4,419	$1,280	$3,093	$4,373
Casualty – other lines	1,180	2,628	3,808	1,392	2,454	3,846
Property	475	308	783	414	96	510
Marine, energy, aviation, and satellite	534	439	973	514	447	961
Other specialty lines (1)	413	675	1,088	375	630	1,005
Other (2)	196	66	262	341	144	485
Structured indemnity	—	41	41	—	60	60

Total	$4,042	$7,332	$11,374	$4,316	$6,924	$11,240

Reinsurance
Casualty (3)	$1,501	$1,999	$3,500	$1,606	$2,122	$3,728
Property catastrophe (4)	180	197	377	146	192	338
Other property	410	467	877	322	397	719
Marine, energy, aviation, and satellite	399	71	470	367	30	397
Other (2)	163	174	337	201	202	403
Structured indemnity	—	49	49	—	57	57

Total	2,653	2,957	5,610	$2,642	3,000	5,642

TOTAL	$6,695	$10,289	$16,984	$6,958	$9,924	$16,882

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, specie, middle markets and excess and surplus lines.
(2)	Other includes credit and surety, whole account contracts and other lines.
(3)	Within the Reinsurance segment, casualty-other and casualty-professional lines of business are shown in the aggregate.
(4)	Property catastrophe IBNR includes event specific reserves for losses that the Company’s insureds and cedants have informed the Company they expect to incur but have not yet had reported known claims.

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

          The ratio of IBNR to total reserves has increased in recent years, with the increase attributable to professional lines of business where we continue to hold IBNR for subprime and related credit crisis claims and other potential clash exposures in recent years while these claims develop at a relatively slow pace. Additionally, the ratio of IBNR to total reserves has increased this year for the property lines due to late 2011 catastrophe activity. Typically, the ratio of IBNR to total reserves is greater for casualty (including professional) lines (which are longer-tail in nature) than for property lines due to the policy forms utilized and timing of loss reporting and settlement.

          IBNR reserves are calculated by the Company’s actuaries using standard actuarial methodologies as discussed above. Since the year ended December 31, 2003, the Company adopted a methodology that provides a single point reserve estimate separately for each line of business and also a range of possible outcomes across each single point reserve estimate. This is discussed further below.

          The following table shows the recorded estimate and the high and low ends of the range of the Company’s net unpaid losses and loss expenses for each of the lines of business noted above at December 31, 2011:

	Net Unpaid Losses and Loss Expenses Recorded as at December 31, 2011	Range of Net Unpaid Losses & Loss Expenses Estimated as at December 31, 2011	Range of Net Unpaid Losses & Loss Expenses Estimated as at December 31, 2011

(U.S. dollars in millions)		High	Low

Insurance
Casualty – professional lines	$4,419	$4,977	$3,893
Casualty – other lines	3,808	4,288	3,353
Property	783	856	711
Marine, energy, aviation, and satellite	973	1,079	872
Other specialty lines (1)	1,088	1,205	977
Other (2)	262	296	231

Total (3)	$11,333	$12,372	$10,337

Reinsurance
Casualty (4)	$3,500	$3,866	$3,152
Property catastrophe	377	467	295
Other property	877	1,027	738
Marine, energy, aviation, and satellite	470	549	394
Other (2)	337	389	288

Total (3)	$5,561	$6,068	$5,073

Structured Indemnity (3)	$90

Total	$16,984

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, and excess and surplus lines.
(2)	Other includes credit and surety, whole account contracts and other lines.
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

          The Company’s methodology in 2011 for calculating reserve ranges around its single point reserve estimate is consistent with that used in 2010. The Company modeled a statistical distribution of potential reserve outcomes over a one year run-off period for each of the approximately 35 lines of business. In doing so the Company evaluated a number of alternative models, and for each line of business the Company’s actuaries selected the distribution parameters deemed to be most appropriate. Factors affecting this decision included an assessment of the model fit, availability and relevance of data and the impact of changes in business mix. The Company used the modeled statistical distribution to calculate an 80% confidence interval for the potential reserve outcomes over this one year run-off period. The high and low end points of the ranges set forth in the above table are such that there is a 10% modeled probability that the reserve will develop higher than the high point and a 10% modeled probability that the reserve will develop lower than the low point.

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

          See “Segments,” below for further discussion on prior year development of loss reserves.

          Unpaid losses and loss expenses recoverable

          The recognition of unpaid losses and loss expenses recoverable requires two key judgments. The first judgment involves the Company’s estimation of the amount of gross IBNR to be ceded to reinsurers. Ceded IBNR is generally developed as part of the Company’s loss reserving process and, consequently, its estimation is subject to similar risks and uncertainties as the estimation of gross IBNR (see “Critical Accounting Policies and Estimates – Unpaid losses and loss expenses and unpaid loss and loss expense recoverable”). The second judgment involves the Company’s estimate of the amount of the reinsurance recoverable balance that the Company will ultimately be unable to recover from related reinsurers due to insolvency, contractual dispute, or for other reasons. Amounts estimated to be uncollectible are reflected in a bad debt provision that reduces the reinsurance recoverable balance. Changes in the bad debt provision are reflected in net income. See Item 8, Note 9 to the Consolidated Financial Statements, “Reinsurance,” for further information.

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

          Claims and expenses for individual policies within these annuity reinsurance contracts are projected over the lifetime of the contract to calculate a net present value of future cash flows. Assumptions for each element of the basis (mortality, expenses and interest) are determined at the issue of the contract and these assumptions are locked-in throughout the term of the contract unless a premium deficiency exists. The assumptions are best estimate assumptions plus provisions for adverse deviations on the key risk elements (i.e., mortality and interest). Provisions for adverse deviation are designed to cover reasonable deviations from the best estimate outcome of the contract. As the experience on the contracts emerges, the assumptions are reviewed. This occurs at least annually and includes both an analysis of experience and review of likely future experience. If such review would produce reserves in excess of those currently held then lock-in assumptions will be revised and a loss recognized. During the years ended December 31, 2011, 2010 and 2009, there were no adjustments to the locked-in assumptions for these annuity reinsurance contracts.

          The future policy benefit reserves for these annuity portfolio reinsurance contracts amounted to $4.0 billion and $4.3 billion at December 31, 2011 and 2010 respectively. The Company holds the investment assets backing these liabilities. These investments are primarily fixed income securities with maturities that closely match the expected claims settlement profile. A 0.1% decrease in the investment yield assumption would result in approximately a $31 million increase in the value of future claims related to annuity portfolio reinsurance.

          As stated above, the future policy benefit reserves include provisions for adverse deviation in excess of best estimate assumptions consistent with the underlying pricing that amounted to approximately $36 million and $193 million at December 31, 2011 and 2010, respectively. The reduction in 2011 has arisen as the Company has taken a more conservative view of future mortality improvements in its best estimate assumptions. The future policy benefit reserves would only be increased if these provisions for adverse deviation became insufficient in the light of emerging claims experience. The present value of future claims would increase by approximately $19 million if mortality rates were to decrease by 1% in all future years, relative to the reserving assumptions.

          The Company also provides reinsurance of disability income protection, for an in-force block of business. The future policy benefit reserves for these contracts amounted to approximately $99 million and $96 million at December 31, 2011 and 2010, respectively. Future policy benefit reserves include the lock-in of assumptions at inception with periodic review against experience. The liabilities relate to in-force blocks of business, comprising underlying insurance policies that provide an income if the policyholder becomes sick or disabled. The liabilities are therefore driven mainly by the rates at which policyholders become sick (where sickness is defined by the policy conditions) and by the rates at which these policyholders recover or die. A 1% increase in the incidence rate would increase the value of future claims by approximately $2.3 million, while a 1% decrease in the termination rate would increase the value of future claims by approximately $4.1 million. While no changes to the locked-in assumptions were made in 2011 or in 2009, a review of lapse experience in 2010 led to an increase in the reserve of $2.2 million.

          The Company also provides reinsurance of term assurance and critical illness policies written in the U.K., Ireland and the U.S. The future policy benefit reserves for these contracts amounted to approximately $241 million and $220 million at December 31, 2011 and 2010, respectively. This increase was caused by ageing of the portfolio, which was marginally offset by movements of the U.K. Pound sterling and Euro against the U.S. dollar over 2011. Future policy benefit reserves include the lock-in of assumptions at inception with periodic review against experience. The provisions for adverse deviation in these reserves amounted to approximately $22 million and $20 million at December 31, 2011 and 2010, respectively.

          The liabilities relate to in-force blocks of business and to treaties accepting new business up until the end of 2009, comprising underlying insurance policies that provide mainly lump sum benefits if the policyholder dies or becomes sick. For term assurance, the liabilities are therefore driven by the rates of mortality and for critical illness cover, the liabilities are driven predominantly by the rates at which policyholders become sick, where sickness is defined by the treaty conditions (i.e., the morbidity rates). A 1% increase in the mortality rate relative to the reserving assumption would increase the value of future claims by approximately $2.4 million, and a 1% increase in the morbidity rate would increase the value of future claims by approximately $0.9 million.

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

          The Company also provided reinsurance of a block of U.S. based term assurance, which was novated to the Company from an insurance affiliate in December 2002. The future policy benefit reserves for these contracts amounted to approximately $258 million and $261 million at December 31, 2011 and 2010, respectively. Future policy benefit reserves are established in accordance with the provisions of general authoritative guidance on accounting for insurance enterprises, including the lock-in of assumptions at inception with periodic review against experience.

          The liabilities relate to in-force blocks of business, which are comprised of underlying insurance policies that provide mainly lump sum benefits if the policyholder dies. The liabilities are therefore driven by the rates of mortality, and a 1% increase in the mortality rate relative to the reserving assumption would increase the value of future claims by approximately $7 million. The liabilities are also affected by lapse experience, and a 1% decrease in lapse rates relative to the reserving assumption would increase the reserve by approximately $0.8 million. No changes to the locked-in assumptions were made in 2011, 2010 or 2009.

          For further information see Item 8, Note 12 to the Consolidated Financial Statements, “Future Policy Benefit Reserves.”

3) Other-Than-Temporary Declines in Investments (“OTTI”)

          The Company’s process for identifying declines in the fair value of investments that are other-than-temporary involves consideration of several factors. These primary factors include (i) an analysis of the liquidity, business prospects and financial condition of the issuer including consideration of credit ratings, (ii) the significance of the decline, (iii) an analysis of the collateral structure and other credit support, as applicable, of the securities in question, and (iv) for debt securities, whether the Company intends to sell such securities. In addition, the authoritative guidance requires that OTTI for certain asset backed and mortgage backed securities are recognized if the fair value of the security is less than its discounted cash flow value and there has been a decrease in the present value of the expected cash flows since the last reporting period. Where the Company’s analysis of the above factors results in the Company’s conclusion that declines in fair values are other-than-temporary, the cost of the security is written down to discounted cash flow and a portion of the previously unrealized loss is therefore realized in the period such determination is made.

          If the Company intends to sell an impaired debt security, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, the impairment is other-than-temporary and is recognized in earnings in an amount equal to the entire difference between fair value and amortized cost.

          There are risks and uncertainties associated with determining whether declines in the fair value of investments are other-than-temporary. These include subsequent significant changes in general economic conditions as well as specific business conditions affecting particular issuers, the Company’s liability profile, subjective assessment of issue-specific factors (seniority of claims, collateral value, etc.), future financial market effects, stability of foreign governments and economies, future rating agency actions and significant disclosure of accounting, fraud or corporate governance issues that may adversely affect certain investments. In addition, significant assumptions and management judgment are involved in determining if the decline is other-than-temporary. If management determines that a decline in fair value is temporary, then a security’s value is not written down at that time. However, there are potential effects upon the Company’s future earnings and financial position should management later conclude that some of the current declines in the fair value of the investments are other-than-temporary declines. See “Investment Activities” herein for further information on other-than-temporary declines in the value of investments and unrealized loss on investments.

          Key Assumptions used in determination of credit losses related to fixed maturities

          The Company reviews, on a quarterly basis, the entirety of the securities in its investment portfolio that are in a gross unrealized loss position to assess whether it believes a credit loss, relative to the current amortized cost of the security, exists. The Company utilizes specific screening criteria to identify securities at risk for a credit loss, and if any of these conditions exists, subject the individual security to a detailed review to determine if a credit loss exists. The screening criteria used by the Company include the absolute degree of impairment of the security as a percentage of amortized cost, the credit rating of the security and the market yield-to-maturity of the security. Any securities that have previously been identified as impaired due to credit losses are at elevated risk of further impairments. In addition, on a quarterly basis, the Company reviews any current market developments and identifies any new issues that may adversely impact the Company’s investment portfolio, and reviews any impacted holdings.

          Credit loss methodology – structured credit

          Credit loss on structured credit securities is determined through a comparison of the security’s discounted cash flow to the amortized cost of the security. To the extent that the discounted cash flow is estimated to be lower than the amortized cost of the security, the security is impaired to the discounted cash flow value of all security cash flows, including both coupon and principal repayment, discounted using the forward curve.

          The Company, in conjunction with its third-party investment management service providers, makes significant assumptions in its impairment analysis and these assumptions are subject to changes in both economic fundamentals and management’s estimates in future periods.

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

Loans < 30 days in arrears	50% will ultimately default
Loans 30-60 days in arrears	60% will ultimately default
Loans 60-90 days in arrears	75% will ultimately default
Bank held	100% default rate
Loans in foreclosure	100% default rate

          The Company estimates that the cumulative losses on the mortgage structures it owns will vary depending on the vintage and collateral of the underlying loans in the holdings. Cumulative deal loss expectations are projected based on the number of loans expected to take a loss and the severity of loss upon default. Loan loss severities depend on the borrower, geographic location and loan to value characteristics of the underlying collateral. The Company estimates that loss severities will range from 35-75% for sub-prime and Alt-A loans and 20-40% for Prime loans. These cumulative losses results are then compared to the level of subordination within the Company’s holdings to measure if impairment exists.

	Average Cumulative Losses by Vintage

	2007	2006	2005	2004

Alt-A – non option ARM	33%	27%	16%	7%
Alt-A Option ARM	43%	36%	20%	11%
Prime	12%	12%	6%	3%
Subprime	50%	44%	26%	14%

          (2) Core CDOs

          The Company utilizes a scenario based approach to reviewing the majority of its CDO portfolio, which consists primarily of collateralized loan obligations. The five significant scenarios utilized in the model consist of:

•	2 base cases assuming asset defaults are equivalent to either the expected corporate default probabilities, or the cumulative default rates for similar time frames from the period of 1983 to 2010.

•

Optimistic/pessimistic cases assuming assets have a default rate equivalent to 1 rating notch higher/ lower than their current rating and if on positive/negative watch then 2 notches higher/lower than their current rating.

•	A market implied scenario based on the current asset market price, assuming that lower priced loans have a higher default rate.

          The weighted scenario of the five scenarios above is used for the determination of a potential impairment. If losses are forecast to be below the subordination level for the tranche held by the Company, the security is determined not to be impaired. The weighting between these scenarios varies over time depending on market conditions, but the weighting used for the year end 2011 evaluation consisted of 45% to the base cases noted above, 5% to the optimistic case, 10% to the pessimistic case, and 40% to the market implied case. For the non-CLO portion of the core CDO portfolio, the Company utilizes specific default scenarios related to the particular underlying assets.

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

•

CMBS, which are dominated by AAA rated holdings which generally have high levels of credit subordination, are highly diversified and priced reasonably close to par. The gross unrealized losses on CMBS are spread evenly across the credit rating buckets. The Company reviews these holdings on an individual security basis to the extent they meet the screens noted above, but generally does not believe these securities to have a high risk of credit loss given their high subordination levels.

          Credit loss analysis –corporate sector securities

          Credit losses on corporate securities are determined on an individual security basis. The Company reviews the circumstances and conditions associated with its credit issuers, including considering credit rating and forecast operating and financing activities of the issuer, and will make a determination as to whether it believes the issuer is likely to fully meet its contractual principal and interest obligations. To the extent the Company does not believe the issuers will meet these obligations, it recognizes a credit loss as the difference between amortized cost and the estimated present value of cash flows expected to be received. The Company reviews the ability to pay at the lowest tier (i.e., most subordinated) of the capital structure at which it holds securities, and, to the extent it is satisfied in the performance of the lower tier, concludes that any more senior tiers are also likely to meet obligations.

          The Company evaluates the credit losses associated with its medium term notes, which generally represent notes backed primarily by investment grade European credit. The Company evaluates the cash flows expected from the notes over their remaining expected life, including an evaluation of the likelihood of current holdings to meet their principal and interest obligations, and incorporates current reinvestment assumptions on any security maturities or reinvestment of cash flows. These cash flows are discounted at the current yield, adjusted for changes in interest rates for floating rate securities expected from these securities, and, to the extent the discounted cash flow value is below the amortized cost, recognizes an impairment charge.

4) Income Taxes

          The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company had net operating tax loss carry forward balances of $263.6 million and $282.2 million against which a valuation allowance of $239.1 million and $240.0 million at December 31, 2011 and 2010, respectively, was established. The Company had realized capital loss carry forward balances of approximately $237.2 million and $261.0 million against which a valuation allowance of approximately $237.2 million and $261.0 million at December 31, 2011 and 2010, respectively, was established. Included within these realized capital losses are $117.9 million and $142.3 million of losses arising from the intercompany sale of investments, against which a valuation allowance of $117.9 million and $142.3 million has been established. The deferral of benefits from tax losses is evaluated based upon management’s estimates of the future profitability of the Company’s taxable entities based on current forecasts, the character of income and the period for which losses may be carried forward. A valuation allowance may have to be established for any portion of a deferred tax asset that management believes will not be realized. Should the future income of these entities fall below expectations, a further valuation allowance would have to be established, which could be significant. In addition, if any further losses are generated by these entities, these losses may not be tax affected.

          For further information see “—Other Revenues and Expenses” and Item 8, Note 22 to the Consolidated Financial Statements, “Taxation.”

5) Goodwill and Other Intangible Assets

          The Company has recorded goodwill in connection with various acquisitions in prior years. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In accordance with FASB issued final authoritative guidance on goodwill and other intangible assets, the Company tests goodwill for potential impairment annually as of June 30 and between annual tests if an event occurs or circumstances change that may indicate that potential exists for the fair value of a reporting unit to be reduced to a level below its carrying amount. The Company tests for impairment at the reporting unit level in accordance with the authoritative guidance on intangibles and goodwill. For the reinsurance segment, a reporting unit is one level below the business segment, while for insurance, the segment is also the reporting unit. The first step is to identify potential impairment by comparing the estimated fair value of a reporting unit to the estimated book value, including goodwill. The fair value of each reporting unit is derived based upon valuation techniques and assumptions the Company believes market participants would use to value the business and this is then compared to the book value of the business. The Company derives the net book value of its reporting units by estimating the amount of shareholders’ equity required to support the activities of each reporting unit. The estimated fair values of the reporting units are generally determined utilizing methodologies that incorporate price-to-net-tangible-book and price-to-earnings multiples of certain comparable companies, from an operational and economic standpoint. If such estimated fair value, combined with an estimate of an appropriate control premium, indicates a “close call” or potential impairment, further analysis using discounted cash flows is performed and the results of the various valuation methodologies are weighted to arrive at the estimated fair value for each reporting unit. A control premium represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the respective company. If the estimated fair value exceeds the book value, goodwill at the reporting unit level is not deemed to be impaired. If the book value exceeds the estimated fair value, the second step of the process is performed to measure the amount of impairment.

          The Company completed an interim impairment test during the fourth quarter of 2011 which resulted in a non-cash goodwill impairment charge of $429.0 million. The charge relates to the insurance segment. The impairment was determined using the methodologies as described above, which included discounted cash flow analyses and comparison with similar companies using their publicly traded price multiples as the basis for valuation. Continued low valuations in the insurance industry as a whole combined with several years of poor underwriting performance in the segment have impacted the technical valuations; however, management continues to see significant value in the Company’s global insurance platform.

          For further detailed information, see Item 8, Note 8 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets.”

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

          On proportional contracts, written premiums are estimated based on expected ultimate premiums using information provided by the ceding companies. The ceding company’s premium estimate may be adjusted based on its history of providing accurate premium estimates. When the actual premium is reported by the ceding company, normally on a quarterly basis, it may be materially higher or lower than the estimate. Adjustments arising from the reporting of actual premium by the ceding companies are recorded at the earliest point in time that the supporting information indicates an adjustment is appropriate.

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

          At December 31, 2011 and 2010, the amount of premiums receivable related to the Company’s reinsurance operations amounted to $1.1 billion and $1.2 billion, respectively.

          A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, are not currently due based on the terms of the underlying contracts. Management reviews the premiums receivable balance at least quarterly and provides a provision for amounts deemed to be uncollectible. The Company recorded a provision for uncollectible premiums receivable related to its reinsurance operations at December 31, 2011 and 2010 of $1.9 million and $4.4 million, respectively.

          The amount of proportional and excess of loss reinsurance gross premiums written and gross acquisition expenses recognized by the Company’s reinsurance operations for each line of business for the years ended December 31, 2011, 2010 and 2009 was as follows:

	2011		2010		2009

(U.S. dollars in thousands)	Gross Premiums Written	Gross Acquisition Expenses	Gross Premiums Written	Gross Acquisition Expenses	Gross Premiums Written	Gross Acquisition Expenses

Proportional Contracts:
Casualty – other lines	$115,835	$30,657	$38,671	$9,945	$44,924	$12,075
Casualty – professional lines	65,492	19,422	51,922	14,604	41,195	12,652
Other property	693,825	145,367	651,733	168,981	703,219	164,094
Marine, energy, aviation and satellite	50,438	12,556	49,105	14,106	34,636	8,116
Other (1)	90,845	25,796	86,303	22,745	144,116	40,628

Total Proportional contracts	$1,016,436	$233,798	$877,734	$230,381	$968,090	$237,565

	2011		2010		2009

(U.S. dollars in thousands)	Gross Premiums Written	Gross Acquisition Expenses	Gross Premiums Written	Gross Acquisition Expenses	Gross Premiums Written	Gross Acquisition Expenses

Excess of Loss Contracts:
Property catastrophe	$461,742	$43,705	$370,266	$37,720	$357,267	$33,074
Casualty – other lines	176,673	26,602	190,864	30,764	173,853	34,383
Casualty – professional lines	151,897	28,055	166,379	30,969	129,733	26,241
Other property	153,991	17,659	150,762	16,363	159,091	12,892
Marine, energy, aviation and satellite	105,724	9,267	68,333	6,066	54,463	5,429
Other (1)	11,338	3,399	17,655	6,361	11,978	2,642
Structured Indemnity	(4,182)	1,257	957	2,380	4,948	2,566

Total Excess of loss contracts	$1,057,183	$129,944	$965,216	$130,623	$891,333	$117,227

(1)	Other includes credit and surety, whole account contracts and other lines.

Segments

          Following a streamlining of the Company’s operating segments in the first quarter of 2009, the Company is organized into three operating segments: Insurance, Reinsurance and Life operations. The Company’s general investment and financing operations are reflected in Corporate.

          The Company evaluates the performance of both the Insurance and Reinsurance segments based on underwriting profit and the performance of the Life operations segment based on its contribution to net income. Other items of revenue and expenditure of the Company are not evaluated at the segment level for reporting purposes. In addition, the Company does not allocate investment assets by segment for its P&C operations. Investment assets related to the Company’s Life operations and certain structured products included in the Insurance and Reinsurance segments and in Corporate are held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from each of these segments. See Item 8, Note 4 to the Consolidated Financial Statements, “Segment Information,” for a reconciliation of segment data to the Company’s consolidated financial statements.

Income Statement Analysis

Insurance

          The following table summarizes the underwriting profit (loss) for the Insurance segment:

(U.S. dollars in thousands)	2011	% Change 2011 vs 2010	2010	% Change 2010 vs 2009	2009

Gross premiums written	$4,824,665	9.2%	$4,418,380	3.9%	$4,251,888
Net premiums written	3,707,664	7.1%	3,461,150	5.7%	3,273,380
Net premiums earned	3,663,727	3.8%	3,529,138	(0.9)%	3,559,793
Net losses and loss expenses	(2,951,413)	17.8%	(2,505,502)	4.4%	(2,399,747)
Acquisition costs	(461,965)	10.5%	(418,146)	(2.6)%	(429,170)
Operating expenses	(683,814)	6.5%	(642,103)	(6.8)%	(689,131)

Underwriting profit (loss)	$(433,465)	NM *	$(36,613)	NM *	$41,745
Net results – structured products	$10,976	(25.3)%	$14,696	(11.8)%	$16,660
Net fee income and other	(16,370)	5.2%	(15,564)	9.3%	(14,241)

*	NM – Not Meaningful

          Gross premiums written increased by 9.2% during the year ended December 31, 2011 compared to the same period of 2010 and, when evaluated in local currency, increased by 6.8%. The IPC, NAPC and Specialty business groups all experienced increased gross premiums written which were partially offset by declines from the Professional business group. The growth in premium is driven by new business growth across (i) all lines in NAPC; (ii) property and middle market lines in IPC; and (iii) general aviation and specie lines in Specialty. In addition to the new business growth outlined above, favorable foreign exchange and the renewal of long term agreements as annual policies in IPC Primary Casualty, partially offset by a large multi-year program written in the fourth quarter of 2010 (discussed below), contributed to increased premiums for the segment. For the Professional business group, a reduction in gross premiums written was attributable to lower multi-year deals and lower new business in U.S. Professional partially offset by new business in professional lines in international markets.

          Gross premiums written increased by 3.9% during the year ended December 31, 2010 compared to the same period of 2009 and, when evaluated in local currency, increased by 4.2%. A large proportion of the gross and net premiums written increase related to a multi-year agreement with gross written premium of $126.5 million written in primary casualty during the fourth quarter of 2010. Excluding this multi-year program, across most lines of business, premium levels were flat, having been maintained despite continued challenging market conditions and strong competition, which continue to negatively impact new business and pricing. In addition, there have been improved retention rates across most lines of business as a result of the Company’s stronger financial condition and market position since the end of 2009. New business growth in upper middle market, marine and offshore energy, active programs, U.S. general aviation, and select professional businesses has been offset by decreases in North America environmental and excess and surplus lines, the run-off of a large U.S. automobile warranty program, the termination of a specialty lines aviation program in 2009 and decreases in U.S.-based professional lines due to continued market pressures and pricing.

          Net premiums written increased by 7.1% during the year ended December 31, 2011 as compared to the same period of 2010. The increase resulted from the gross premiums written increases outlined above partially offset by an increase in ceded premiums written of 16.7%. The increase in ceded premiums written relates to increased utilization of facultative reinsurance, primarily in IPC property, the unfavorable impact of foreign exchange rates, higher reinsurance premiums on certain excess of loss treaties and reinstatement premiums related to catastrophe, property and marine losses.

          Net premiums written increased by 5.7% during the year ended December 31, 2010 as compared to the same period of 2009. The increase resulted from a reduction in ceded written premiums partially offset by the increase in gross premiums written noted above. The decrease in ceded written premiums is largely related to Specialty due to cost savings from a restructuring of the marine and specie global, and property excess of loss reinsurance treaties, as well as certain adjustments to premium estimates in aviation and property which gave rise to a positive variance over 2009.

          Net premiums earned increased by 3.8% during the year ended December 31, 2011 as compared to the same period of 2010. The increase primarily resulted from higher net written premiums earned through primary casualty, property, programs and middle markets and favorable foreign exchange impacts offset by the ceded catastrophe, property and marine reinstatement premiums noted above and the earn-out of lower net premiums written in U.S. Professional and certain discontinued and environmental lines. Net premiums earned decreased by 0.9% in 2010 as compared to 2009 which was primarily a reflection of the overall reduction of net premiums written over the previous 12 to 24 months.

          The following table presents the ratios for the Insurance segment for the last three years ended December 31:

	2011	2010	2009

Loss and loss expense ratio	80.6%	71.0%	67.4%
Underwriting expense ratio	31.2%	30.0%	31.4%

Combined ratio	111.8%	101.0%	98.8%

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

          The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Insurance segment for the last three years ended December 31:

(U.S. dollars in millions)	2011	2010	2009

Property	$(8.9)	$(23.5)	$(50.7)
Casualty and Professional	(47.1)	(105.2)	(41.0)
Specialty and Other	(20.5)	2.1	28.8
Structured Indemnity	—	(0.8)	—

Total	$(76.5)	$(127.4)	$(62.9)

Loss and loss expense ratio excluding prior year development	82.6%	74.6%	69.2%

          In addition, the following tables present the prior year (favorable) adverse development of the Company’s gross and net loss and loss expense reserves within the Insurance segment for the last three years ended December 31:

Gross:
(U.S. dollars in millions)	2011	2010	2009

Unpaid losses and loss expense reserves at the beginning of the year	$14,325	$14,157	$14,373
Gross (favorable) adverse development of those reserves during the year	23	(31)	(45)

Unpaid losses and loss expense reserves re-estimated one year later	$14,348	$14,126	$14,328

Net:
(U.S. dollars in millions)	2011	2010	2009

Unpaid losses and loss expense reserves at the beginning of the year	$11,240	$11,129	$11,126
Net (favorable) adverse development of those reserves during the year	(77)	(127)	(63)

Unpaid losses and loss expense reserves re-estimated one year later	$11,163	$11,002	$11,063

          Excluding prior year development, the loss ratio for the year ended December 31, 2011 increased by 8.0 loss percentage points as compared to the same period in 2010 due to higher levels of catastrophe losses occurring in the year ended December 31, 2011. Catastrophe losses net of reinsurance recoveries and including reinstatement premiums were $219.5 million higher for year ended December 31, 2011 compared to the same period of 2010. For further details on these catastrophe losses in 2011 see “Significant Items affecting the Results of Operations – 1) The impact of significant large natural catastrophe activity” above. Excluding favorable prior year development and net catastrophe losses in both periods, the current accident year loss ratio increased by 2.2 points from 2010 to 2011 due to higher large loss activity in energy, property and marine businesses.

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

          For further information on the net favorable prior year reserve development for the years ended December 31, 2011, 2010 and 2009, see Item 8, Note 10 to the Consolidated Financial Statements, “Losses and Loss Expenses.”

          The increase in the underwriting expense ratio for the year ended December 31, 2011 as compared to the same period of 2010 was due to an increase in the acquisition expense ratio of 0.8 points (12.6% as compared to 11.8%) and an increase in the operating expense ratio of 0.4 points (18.6% as compared to 18.2%). The increase in the acquisition expense ratio was primarily from favorable adjustment to guaranty fund assessments in 2010, higher commissions and lower amounts of fee based business in excess casualty and aerospace, as well as the impact of the catastrophe, property and marine reinstatement premiums on the ratio. The increase in the operating expense ratio was mainly as a result of increased compensation costs from certain severance costs, higher number of employees, and unfavorable foreign exchange impacts.

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

          Net results from structured insurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Net results from these contracts decreased 25.3% during the year ended December 31, 2011 as compared to the same period of 2010. The decrease reflects the overall run-off nature of this line of business combined with a change in the interest rate hedging strategy on one of the larger transactions during 2010. Net results from these contracts for the year ended December 31, 2010 decreased compared to the same period in 2009, again reflecting the overall run-off nature of this line of business.

          Net fee income and other improved during the year ended December 31, 2011 as compared to the same period of 2010 mainly as a result of higher fee income in Specialty partially offset by higher expenses related to the Company’s loss prevention consulting services. Net fee income and other decreased in the year ended December 31, 2010 compared to the same period in 2009 mainly as a result of lower engineering fee income associated with the Company’s loss prevention consulting services business coupled with other expenses in professional lines related to the cost of an endorsement facility with National Indemnity Company, under which National Indemnity Company issued endorsements to certain “Side A” directors and officers liability insurance policies underwritten by XL Specialty Insurance Company. For further information, see Item 8, Note 7 to the Consolidated Financial Statements, “Other Investments.” During the first quarter of 2010, management concluded that it did not require the $100 million extension to this endorsement facility and did not purchase the related payment obligation.

Reinsurance

          The following table summarizes the underwriting profit (loss) for this segment:

(U.S. dollars in thousands)	2011	% Change 2011 vs 2010	2010	% Change 2010 vs 2009	2009

Gross premiums written	$2,073,619	12.5%	$1,842,951	(0.9)%	$1,859,423
Net premiums written	1,725,724	12.2%	1,538,438	4.6%	1,470,332
Net premiums earned	1,663,385	10.7%	1,501,999	(5.7)%	1,591,946
Net losses and loss expenses	(1,126,978)	59.6%	(706,298)	(8.2)%	(769,090)
Acquisition costs	(324,128)	1.0%	(321,008)	(7.4)%	(346,699)
Operating expenses	(176,167)	0.3%	(175,586)	(7.9)%	(190,596)

Underwriting profit	$36,112	(87.9)%	$299,107	4.7%	$285,561
Net results – structured products	12,053	NM *	3,075	NM *	26,374
Fee income and other	3,903	56.9%	2,488	NM *	6,209

*	NM – Not meaningful

          Gross premiums written increased by 12.5% during the year ended December 31, 2011 compared to the same period of 2010 and, when evaluated in local currency, increased by 8.9%. Premium growth was most significant in the International unit and was due to new motor and marine business, as well as positive amendments to prior year premium estimates. In addition, there were increased premiums in North America property on a U.S. agricultural program due to rising commodity prices in 2011, partially offset by decreases in North America casualty due to current market conditions and the non-renewal of certain treaties. The growth in property catastrophe gross premiums written was through price and capacity increases, from new business in the year and from natural catastrophe reinstatement premiums partially offset by the non-renewal of certain property treaties.

          Gross premiums written decreased by 0.9% while net premiums written increased by 4.6% during the year ended December 31, 2010 compared with the same period of 2009. Gross premiums written decreased by 2.2% when evaluated in the local currency. The gross premium written decrease was mainly from the North America property business where there have been lower premiums on a U.S. agricultural program due to a fall in commodity prices. In addition, the exit of certain casualty facultative markets, non renewed business, cancelations and certain reductions in price and capacity also contributed to the marginal reduction in gross premiums written. Offsetting the reduction was premium growth from the recapture of business lost during 2009 following ratings actions as well as new business in Europe, Bermuda and Asia and loss related premium adjustments in Europe. The increase in net premiums written was mainly due to the reduction in ceded written premiums as a result of a reduction in volume associated with the U.S. agricultural program already mentioned above, of which a significant portion was retroceded.

          Net premiums earned increased by 10.7% during the year ended December 31, 2011 as compared to the same period of 2010. The increase is a reflection of the overall growth in net premiums written in 2011. In addition, reinstatement premiums on catastrophe losses, increased during the year ended December 31, 2011 compared to the same period of 2010. Net premiums earned decreased by 5.7% in 2010 as compared to 2009 which is primarily a reflection of the overall reduction of net premiums written over the previous three years.

          The following table presents the ratios for the Reinsurance segment for the last three years ended December 31:

	2011	2010	2009

Loss and loss expense ratio	67.8%	47.0%	48.3%
Underwriting expense ratio	30.0%	33.1%	33.8%

Combined ratio	97.8%	80.1%	82.1%

          The loss and loss expense ratio includes net losses incurred in the reported year and any favorable or adverse prior year development of loss reserves held at the beginning of the year.

          The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Reinsurance segment for the last three years ended December 31:

(U.S. dollars in millions)	2011	2010	2009

Property and other short-tail lines	$(64.3)	$(145.8)	$(142.5)
Casualty and other	(144.1)	(99.7)	(80.3)
Structured Indemnity	—	—	1.0

Total	$(208.4)	$(245.5)	$(221.8)

Loss and loss expense ratio excluding prior year development	80.3%	63.4%	62.2%

          In addition, the following tables present the prior year (favorable) adverse development of the Company’s gross and net loss and loss expense reserves within the Reinsurance segment for the last three years ended December 31:

Gross: (U.S. dollars in millions)	2011	2010	2009

Unpaid losses and loss expense reserves at the beginning of the year	$6,206	$6,667	$7,278
Gross (favorable) adverse development of those reserves during the year	(297)	(284)	(257)

Unpaid losses and loss expense reserves re-estimated one year later	$5,909	$6,383	$7,021

Net: (U.S. dollars in millions)	2011	2010	2009

Unpaid losses and loss expense reserves at the beginning of the year	$5,642	$6,138	$6,559
Net (favorable) adverse development of those reserves during the year	(208)	(245)	(222)

Unpaid losses and loss expense reserves re-estimated one year later	$5,434	$5,893	$6,337

          Excluding prior year development, the loss ratio for the year ended December 31, 2011 increased by 16.9 loss percentage points as compared to the same period in 2010 due to higher levels of catastrophe losses occurring in the year ended December 31, 2011. Catastrophe losses net of reinsurance recoveries and including reinstatement premiums were $247.3 million higher for the year ended December 31, 2011 compared to the same period of 2010. For further details on these catastrophe losses in 2011 see “Significant Items affecting the Results of Operations – 1) The impact of significant large natural catastrophe activity” above. Excluding favorable prior year development, net catastrophe losses and reinstatement premiums in both periods, the loss ratio increased by 2.3 points from 2010 to 2011 mainly due to higher levels of large loss events in U.S. property including a deterioration in the performance of a large U.S. agricultural program, higher attritional losses and business mix changes.

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

          For further information on the net favorable prior year reserve development of $208.4 million and $245.5 million for the years ended December 31, 2011 and 2010 see Item 8, Note 10 to the Consolidated Financial Statements, “Losses and Loss Expenses.”

          The decrease in the underwriting expense ratio during the year ended December 31, 2011 as compared to the same period of 2010 was due to a decrease in the operating expense ratio of 1.2 points (10.5% as compared to 11.7%) and a reduction in the acquisition expense ratio of 1.9 points (19.5% as compared to 21.4%). The decrease in the operating expense ratio was due to lower compensation costs in the year ended December 31, 2011 partially offset by increased information technology expenses associated with projects such as Solvency II. The decrease in the acquisition expense ratio was mainly due to the U.S. crop program where fees received were higher and profit commissions paid were lower in the year ended December 31, 2011 as compared to the same period of 2010 and profit and sliding scale commissions associated with development in Latin America.

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

          Net results from structured reinsurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Net results from these contracts have increased during the year ended December 31, 2011 as compared to the same period of 2010 due to higher interest expense in the prior year. This higher interest expense was due to an accretion rate adjustment recorded in the third quarter of 2010 based on changes in expected cash flows and payout patterns on one of the larger structured indemnity contracts. Net results from these products for the year ended December 31, 2010 decreased compared to the same period in 2009. This decrease was mainly due to lower net investment income as a result of lower yields and a smaller investment base, which is reflective of the run off nature of this line of business, combined with the higher 2010 year interest expense already outlined above.

          Fee income and other increased during the year ended December 31, 2011 as compared to same period of 2010 due in part to the amendment to the sales proceeds for the renewal rights of the European life, accident and health business, resulting in a charge for the prior year period. In addition, fees earned in Latin America increased during 2011 due to the extension in duration for some treaties. Fee income and other decreased by $3.7 million in 2010 as compared to 2009, which included the sale of underwriting year 2009 renewal rights for the European life, accident and health business.

Life Operations

          During 2009, the Company completed a strategic review of its life reinsurance business. In relation to this initiative, the Company sold the renewal rights to its Continental European short-term life, accident and health business in December 2008. The Company also announced in March 2009 that it would run-off its existing book of U.K. and Irish traditional life and annuity business, and not accept new business. In addition, during July 2009, the Company entered into an agreement to sell its U.S. life reinsurance business. The transaction closed during the fourth quarter of 2009. In December 2009, the Company entered into an agreement to novate and recapture a number of U.K. and Irish term assurance and critical illness treaties. The transaction closed during the fourth quarter of 2009. During the first quarter of 2010, the Company entered into an agreement to recapture three U.K. and Irish term assurance treaties, and this transaction closed in March 2010. An agreement to recapture future premiums and liabilities on two retro pool treaties was consummated in November 2010.

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

          The following table summarizes the contribution from the Life operations segment:

(U.S. dollars in thousands)	2011	% Change 2011 vs 2010	2010	% Change 2010 vs 2009	2009

Gross premiums written	$394,555	(4.2)%	$411,938	(28.5)%	$576,162
Net premiums written	362,362	(5.2)%	382,075	(28.3)%	532,852
Net premiums earned	363,018	(5.2)%	382,924	(31.0)%	555,101
Claims and policy benefits	(535,074)	4.1%	(513,833)	(24.2)%	(677,562)
Acquisition costs	(40,318)	(17.9)%	(49,104)	(36.8)%	(77,689)
Operating expenses	(9,311)	(11.1)%	(10,470)	(34.6)%	(16,009)
Net investment income	318,061	1.6%	313,172	(5.8)%	332,425
Net fee income and other	219	(12.0)%	249	(14.1)%	290
Realized and unrealized (losses) on investments	(89,999)	65.3%	(54,444)	(76.6)%	(232,375)

Contribution from Life operations	$6,596	(90.4)%	$68,494	NM *	$(115,819)

*	NM – Not Meaningful

          The following table is an analysis of the Life operations gross premiums written, net premiums written and net premiums earned for the last three years ended December 31:

	2011			2010			2009

(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

Other Life	$232,754	$230,130	$230,786	$256,703	$255,056	$255,905	$413,831	$400,345	$422,594
Annuity	161,801	132,232	132,232	155,235	127,019	127,019	162,331	132,507	132,507

Total	$394,555	$362,362	$363,018	$411,938	$382,075	$382,924	$576,162	$532,852	$555,101

          Gross premiums written decreased by 4.2% during the year ended December 31, 2011 compared to the same period of 2010, driven predominantly by the Other Life business. The decrease was in line with the run-off expectations following the recapture of a number of term assurance treaties during the first and fourth quarters of 2010, partially offset by favorable foreign exchange movements. Gross premiums written relating to annuity business increased due to favorable foreign exchange rate movements. Ceded premiums written increased due to foreign exchange movements. Gross premiums written relating to total life business decreased by

$164.2 million in the year ended December 31, 2010 as compared to the same period in 2009 mainly due to a $122.1 million decrease as a result of the novation of a long-term care treaty and the novation/recapture of a number of term assurance treaties during the second half of 2009 and during the first and fourth quarters of 2010, together with the sale of the U.S. business during the fourth quarter of 2009 Ceded premiums written decreased by $13.4 million due to run-off of the short-term life, accident and health business, and following the closure of the U.S. business in 2009.

          Net premiums earned decreased by 5.2% during the year ended December 31, 2011 compared to the same period of 2010 and in the year ended December 31, 2010 decreased by 31.0% as compared to the same period in 2009. The decreases in 2011 and 2010 were consistent with the movements in total gross and net premiums written as described above.

          Claims and policy benefit reserves were higher by 4.1% during the year ended December 31, 2011, compared to the same period of 2010, primarily due to adverse foreign exchange impacts and due to the prior year experiencing reserve releases on recaptured treaties that were not repeated this year. Claims and policy benefit reserves decreased by 24.2% in the year ended December 31, 2010 as compared to the same period in 2009, primarily as a result of the factors noted above affecting gross and net premiums written.

          Acquisition costs decreased by 17.9% during the year ended December 31, 2011 compared to the same period of 2010, largely due to the recaptured treaties in the prior year and run-off expectations outlined above. Acquisition costs decreased by 36.8% during the year ended December 31, 2010 as compared to the same period in 2009, largely as a result of the absence of novated/recaptured treaties from the core long-term portfolio and the absence of the U.S. business; as well as decreases in line with run-off expectations.

          Operating expenses decreased by 11.1% during the year ended December 31, 2011 compared to the same period of 2010 due mainly to lower compensation expenses as a result of severance costs in 2010 following the decision to place this business into run-off. Operating expenses decreased by 34.6% in the twelve months ended December 31, 2010 as compared to the same period in the prior year mainly due to lower compensation expenses resulting from lower headcount and lower costs related to acquisition of new business.

          Net investment income is included in the calculation of contribution from Life operations, as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. Net investment income increased by 1.6% in the year ended December 31, 2011 compared to the same period of 2010, primarily due to positive foreign exchange impact, but was broadly in line with expected returns in underlying currencies. Net investment income decreased by 5.8% in the year ended December 31, 2010, as compared to the same period in 2009, primarily as a result of negative exchange impact, as well as the absence of U.S. business in 2010.

          The realized losses on investments within the Life portfolio relate primarily to the sale of European hybrids and subordinated debt in European financial institutions. See “Net Realized Gains and Losses and Other-than-Temporary Declines in the Value of Investments” below for an analysis of the Company’s total realized losses on investments during the year ended December 31, 2011.

Investment Activities

          The following table illustrates the change in net investment income from P&C operations, net income (loss) from investment fund affiliates, net realized (losses) on investments, and net realized and unrealized (losses) on investment and other derivative instruments for each of the three years ended December 31:

(U.S. dollars in thousands)	2011	% Change 2011 vs 2010	2010	% Change 2010 vs 2009	2009 (1)

Net investment income – P&C operations (2)	$819,708	(7.4)%	$884,866	(10.4)%	$987,398
Net income (loss) from investment fund affiliates (3)	26,253	(48.6)%	51,102	(35.2)%	78,867
Net realized (losses) on investments (4)	(188,359)	30.4%	(270,803)	NM *	(921,437)
Net realized and unrealized (losses) on investment and other derivative instruments (5)	(10,738)	(68.3)%	(33,843)	0.6%	(33,647)

(1)	Certain reclassifications have been made to conform to current year presentation.
(2)	Net investment income relating to P&C operations includes the net investment income related to the net results from structured products.
(3)

The Company generally records the income related to alternative fund affiliates on a one-month lag and the private investment fund affiliates on a three-month lag in order for the Company to meet the filing deadlines for its periodic reports.

(4)

Results up to and including March 31, 2009 include charges for OTTI related to the non-credit impairment of unrealized losses. From April 1, 2009, the non-credit impairment is excluded from realized losses.

(5)	For a summary of realized and unrealized gains and losses on all derivative instruments, see Item 8, Note 14 to the Consolidated Financial Statements, “Derivative Instruments.”
*	NM – Not meaningful

          Net investment income related to P&C operations decreased in the year ended December 31, 2011 by $65.2 million as compared to the same period of 2010 due to decreasing portfolio yields and cash outflows from the investment portfolio. Overall, portfolio yields have decreased due to declining interest rates across the Company’s major jurisdictions. Net investment income related to P&C operations decreased in the year ended December 31, 2010 by $102.5 million as compared to the same period in 2009 due primarily to declining portfolio yields, as a result of the impact of declines in U.S. interest rates.

          Net income from investment fund affiliates includes earnings from the Company’s investments in closed-end investment funds and partnerships and similar vehicles that are accounted for under the equity method. Net income from investment fund affiliates decreased in the year ended December 31, 2011 compared to the same period of 2010. However, these results reflect weaker performance from the Company’s alternative and private investment portfolios for 2011 given difficult market conditions. Performance in alternative and private funds in 2011 was challenged by volatile capital markets and the generally weaker returns to risk assets during 2011 as compared to the prior year. Net income from investment fund affiliates decreased in the year ended December 31, 2010 compared to the same period of 2009. These results reflect solid results from the Company’s private investment portfolio for 2010, as compared to a loss during 2009, offset by earnings from alternative funds, which were lower than the results during 2009. Performance in alternative funds in 2009 was particularly strong.

Investment Performance

          The Company manages its fixed income securities in accordance with investment authorities approved by the Risk and Finance Committee of the Board of Directors. The following is a summary of the investment portfolio returns for the years ended December 31, 2011 and 2010 of the fixed income portfolio and non-fixed income portfolios:

	2011 (1)	2010 (1)

P&C - Fixed income Portfolio
USD fixed income portfolio	4.7%	6.6%
GBP fixed income portfolio	4.4%	5.7%
EUR fixed income portfolio	3.2%	5.1%
Life - Fixed income Portfolio
USD fixed income portfolio	11.8%	11.1%
GBP fixed income portfolio	9.5%	9.5%
EUR fixed income portfolio	7.6%	8.4%
Other Portfolios
Alternative portfolio (2)	3.4%	6.2%
Equity portfolio (3)	(6.4)%	NM *
High-Yield fixed income portfolio	1.5%	8.4%

(1)

Portfolio returns are calculated by dividing the sum of the net investment income or net income from investment fund affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio. Performance is measured in either the underlying asset currency or the functional currency.

(2)	Performance on the alternative portfolio reflects the year ended November 30, 2011 and 2010, respectively.
(3)	Investment returns for the equity portfolio were negligible in 2010 and, accordingly, performance returns were not presented.
*	NM – Not meaningful

Net Realized Gains and Losses on Investments and Other-than-Temporary Declines in the Value of Investments

          Net realized losses on investments for the year ended December 31, 2011 included net realized losses of approximately $160.2 million related to the write-down of certain of the Company’s fixed income investments. In addition, included in the net realized losses noted above are net realized losses of $28.2 million due primarily to losses from sales of investments, principally, on European financials and non-Agency RMBS offset partially by gains from sales of Agency MBS and Government and Government Related and Supported securities.

          The significant components of the net impairment charges of $160.2 million were:

•

For structured credit securities, the Company recorded net impairments of $78.7 million for the year ended December 31, 2011. The Company determined that the likely recovery on these securities was below the carrying value and, accordingly, recorded an impairment of the securities to the discounted value of the cash flows of these securities.

•

The Company recorded impairments totaling $31.0 million for the year ended December 31, 2011 related to medium term notes backed primarily by investment grade European investment grade credit. The Company adjusted the estimated remaining holding period of certain notes resulting in a shorter reinvestment spectrum.

•	For corporate securities, excluding medium term notes, the Company recorded net impairments totaling $6.5 million, principally on hybrid securities, for the year ended December 31, 2011.

•

The Company recorded impairments of $44.0 million related primarily to foreign exchange losses arising on U.S. dollar denominated securities held in a Swiss franc functional currency entity and foreign exchange losses on U.K. sterling denominated securities held in U.S. dollar portfolios. The foreign exchange losses are recorded as part of the foreign currency revaluation process; however, because the Company’s consolidated reporting currency is U.S. dollars, the foreign exchange impairment recorded on these securities is fully offset by a cumulative foreign currency translation adjustment gain recorded upon the consolidation of the foreign currency entity.

          Net realized losses in the year ended December 31, 2010 included net realized losses of $205.1 million related to the write-down of certain of the Company’s fixed income, equity and other investments with respect to which the Company determined that there was an other-than-temporary decline in the value of those investments as well as $65.7 million from sales of investments.

Net Realized and Unrealized Gains and Losses on Derivatives

          Net realized and unrealized losses on investment derivatives for the years ended December 31, 2011, 2010 and 2009 resulted from the Company’s investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments. For a further discussion see Item 8, Note 2(h) to the Consolidated Financial Statements, “Significant Accounting Policies – Other-Than-Temporary Impairments (“OTTI”) of Available for Sale and Held to Maturity Securities,” and Note 14, “Derivative Instruments.”

Other Revenues and Expenses

          The following table sets forth other revenues and expenses of the Company for each of the three years ended December 31:

(U.S. dollars in thousands)	2011	% Change 2011 vs 2010	2010	% Change 2010 vs 2009		2009

Net income (loss) from operating affiliates (1)	$76,786	(36.7)%	$121,372	NM	*	$60,480
Exchange gains (losses)	40,640	NM *	10,161	NM	*	(84,813)
Corporate operating expenses	(159,158)	75.2%	(90,686)	(15.9)%		(107,877)
Interest expense (2)	(154,084)	3.2%	(159,118)	(7.9)%		(172,764)
Impairment of goodwill	(429,020)	NM *	—	NM	*	—
Loss on settlement of guarantee	—	NM *	(23,500)	NM	*	—
Amortization of intangible assets	(1,438)	22.6%	(1,858)	1.2%		(1,836)
Income tax expense	(59,707)	(63.3)%	(162,737)	35.3%		(120,307)

(1)	The Company generally records the income related to certain operating affiliates on a three-month lag in order for the Company to meet the filing deadlines for its periodic reports.
(2)	Interest expense does not include interest expense related structured products as reported within the Insurance and Reinsurance segments.
*	NM – Not meaningful

          The following table sets forth the net income (loss) from operating affiliates for each of the three years ended December 31:

(U.S. dollars in thousands)	2011	% Change 2011 vs 2010	2010	% Change 2010 vs 2009	2009

Net income (loss) from financial operating affiliates	$(1,018)	NM *	$53,031	NM *	$3,629
Net income from investment manager affiliates	56,913	41.6%	40,180	127.0%	17,698
Net income from other strategic operating affiliates	20,891	25.8%	28,161	(28.1)%	39,153

Total	$76,786	(36.7)%	$121,372	100.7%	$60,480

*	NM – Not meaningful

          The financial operating affiliate loss in the year ended December 31, 2011 reflects a write down in value of one investment following a restructuring. Financial operating affiliate income increased during the year ended December 31, 2010 as compared to the same period of 2009 due to the sale of a significant portion of the Company’s shareholding in Primus Guaranty Ltd. For further information on the sale of Primus shares, see Item 8, Note 6 to the Consolidated Financial Statements, “Investments in Affiliates.”

          Investment manager affiliate income increased substantially in the year ended December 31, 2011 as compared to the same period of 2010, reflecting the positive impact of the sale of the Company’s ownership stake in Finisterre, and strong results from certain investment manager affiliates in the current year, compared to solid broad-based results in the same period of 2010. Investment manager affiliate income increased during the year ended December 31, 2010 as compared to the same period of 2009 primarily as a result of positive capital market conditions since the fourth quarter of 2009 compared to the challenging conditions for alternative asset managers reported in the fourth quarter of 2008 and first two quarters of 2009. Finally, the Company also benefited in 2010 from a $4.4 million gain associated with the sale of its stake in one of the investment manager affiliates.

          Strategic operating affiliate income decreased in the year ended December 31, 2011 as compared to the same period of 2010 due to current year losses from an insurance affiliate catastrophe bond fund and from the Company’s Brazilian joint venture ITAÚ XL Seguros Corporativos S.A. (“ITAU”), which was sold during the second quarter of 2010. Income from other strategic operating affiliates decreased during the year ended December 31, 2010 as compared to the same period of 2009 mainly due to lower earnings in 2010 relating to an insurance affiliate which largely writes direct U.S. homeowners insurance and lower earnings due to the sale of ITAU during the second quarter of 2010.

          For the full year of 2011, foreign exchange gains were produced as a result of a stronger U.S. dollar against U.K. sterling, the Brazilian real and the Swiss franc, which more than offset losses that were driven by a stronger Australian dollar. In the year ended December 31, 2010, foreign exchange gains were marginal as a result of a limited overall movement in the value of the U.S. dollar during the period.

          Foreign exchange gains in the year ended December 31, 2011 were produced as a result of a stronger U.S. dollar against U.K. sterling, the Euro, the Brazilian real and the Swiss franc, which more than offset losses that were driven by a stronger Australian dollar. Foreign exchange gains in the year ended December 31, 2010 were marginal as a result of a limited overall movement in the value of the U.S. dollar during the period. The U.S. dollar was stronger against the Euro, while weakening against the Swiss franc, Canadian dollar and Brazilian real. In the year ended December 31, 2009, the U.S. dollar weakened against all of the Company’s major currency exposures, particularly the Canadian dollar and U.K. sterling, generating a loss for that period.

          Corporate operating expenses increased by 75.2% in the year ended December 31, 2011 as compared to the same period in 2010 primarily as a result of certain strategic corporate initiatives taking place in 2011. Corporate operating expenses decreased by 15.9% during the year ended December 31, 2010 as compared to 2009 primarily as a result of the restructuring costs incurred during 2009.

          Interest expense includes costs related to the Company’s debt and collateral facilities as well as certain deposit liability accretion which is not included in Net investment results – structured products. Interest expense decreased in the year ended December 31, 2011 as compared to the same period in 2010 as a result of the overall reduction in the Company’s debt following the purchase and retirement of the $500 million 8.25% Senior Notes in August 2011 and the sale of $400 million 5.75% Senior Notes in September 2011. In June 2010, interest rate contracts designed as fair value hedges of certain issues of the Company’s notes payable and debt were settled. Interest expense for the year ended December 31, 2010 as compared to the same period in 2009 decreased as a result of the Company’s debt hedging activities where the effective portion of the hedging relationship is amortizing through interest expense over the remaining term of the debt.

          Due in part to continued losses in certain businesses within the Insurance segment and continued low industry market valuations, which impacts certain assumptions used in the goodwill discounted cash flow valuation test such as the selected discount rate and related risk premium, the Company performed an interim impairment test for goodwill subsequent to its annual testing date of June 30. The interim impairment test resulted in a non-cash goodwill impairment charge of $429.0 million recorded representing a write-off of all goodwill associated with the Insurance segment. For further information, see Item 8, Note 6 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets,” and see further discussion under “Critical Accounting Policies and Estimates.”

          Amortization of intangible assets was flat for the year ended December 31, 2011 as compared to the same period in 2010 and 2009.

          The tax charge of $59.7 million recognized in the year ended December 31, 2011 included a benefit of $11.9 million arising as a result of a change in an overseas tax rule adopted in the quarter ended June 30, 2011. The Company has incurred a tax charge in 2011 notwithstanding reporting net losses due to the distribution of operating profits across the organization and the impact of internal reinsurance. In addition, net profits were recorded in certain jurisdictions due to the distribution of prior year development. A tax benefit of $11.5 million was recognized in the fourth quarter of 2011 in respect of the non-cash goodwill impairment charge of $429.0 million. The increase in the Company’s income taxes in 2010 as compared to 2009 arose principally from the increase in the profitability of the Company’s U.S. and European operations in 2010. See “Critical Accounting Policies and Estimates” and Item 8, Note 22 to the Consolidated Financial Statements, “Taxation.”

BALANCE SHEET ANALYSIS

Investments

          At December 31, 2011 and 2010, total investments, cash and cash equivalents, accrued investment income and net receivable for investments sold were $35.9 billion and $35.8 billion, respectively. The following table summarizes the Company’s total investment and cash and cash equivalents at December 31, 2011 and 2010:

(U.S. dollars in thousands)	Carrying Value December 31, 2011 (1)	Percent of Total	Carrying Value December 31, 2010 (1)	Percent of Total

Cash and cash equivalents	$3,825,125	10.7%	$3,022,868	8.4%
Net receivable/ (payable) for investments sold/ (purchased)	1,233	0.0%	(12,599)	0.0%
Accrued investment income	331,758	0.9%	350,091	1.0%
Short-term investments	359,063	1.0%	450,681	1.3%
Fixed maturities - AFS:
U.S. Government and Government-Related/Supported (2)	1,990,983	5.5%	2,565,444	7.2%
Corporate – Financials (3) (4)	3,392,291	9.5%	3,985,889	11.1%
Corporate – Non-Financials (4)	7,070,224	19.7%	6,983,082	19.5%
Residential mortgage-backed securities – Agency	5,379,406	15.0%	5,203,711	14.5%
Residential mortgage-backed securities – Non-Agency	641,815	1.8%	1,021,823	2.9%
Commercial mortgage-backed securities	974,835	2.7%	1,172,507	3.3%
Collateralized debt obligations	658,602	1.8%	734,138	2.1%
Other asset-backed securities	986,356	2.8%	960,532	2.7%
U.S. States and political subdivisions of the States	1,797,378	5.0%	1,360,456	3.8%
Non-U.S. Sovereign Government, Supranational and Government-Related (2)	3,298,135	9.2%	3,154,523	8.8%

Total fixed maturities - AFS	$26,190,025	73.0%	$27,142,105	75.9%
Fixed maturities - HTM:
U.S. Government and Government-Related/Supported (2)	10,399	0.0%	10,541	0.0%
Corporate – Financials (3) (4)	313,179	0.9%	319,333	0.9%
Corporate – Non-Financials (4)	985,087	2.7%	1,018,464	2.8%
Residential mortgage-backed securities – Non-Agency	80,955	0.2%	82,763	0.2%
Other asset-backed securities	280,684	0.8%	287,109	0.8%
Non-U.S. Sovereign Government, Supranational and Government-Related (2)	998,674	2.8%	1,010,125	2.8%

Total fixed maturities - HTM	$2,668,978	7.4%	$2,728,335	7.5%
Equity securities (5)	468,197	1.3%	84,767	0.2%
Investments in affiliates	1,052,729	2.9%	1,127,181	3.1%
Other investments	985,262	2.8%	893,570	2.6%

Total investments and cash and cash equivalents	$35,882,370	100.0%	$35,786,999	100%

(1)	Carrying values represents the fair value for available for sale fixed maturities and amortized cost for held to maturity securities.
(2)

U.S. Government and Government-Related/Supported and Non U.S. Sovereign Government, Provincials, Supranational and Government-Related include government-related securities with an amortized cost of $1,878.3 million and fair value of $1,915.6 million and U.S. Agencies with an amortized cost of $494.0 million and fair value of $541.2 million.

(3)

Included in Corporate - Financials are gross unrealized losses of $108.8 million on Tier One and upper Tier Two securities of financial institutions (“Hybrids”) with fair value of $386.1 million, as well as gross unrealized losses of $70.1 million on subordinated debt (including lower Tier Two securities) with a fair value of $701.3 million.

(4)

Included within Corporate are certain floating rate medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes have a fair value of $266.0 million and an amortized cost of $297.7 million. These securities have been allocated ratings of the underlying pool of securities. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(5)	Included within equity securities are investments in fixed income funds of $91.6 million and nil at December 31, 2011 and 2010, respectively.

          The Company reviews on a regular basis its corporate debt investments to consider its concentration, credit quality and compliance with established guidelines. At both December 31, 2011 and 2010, the average credit quality of the Company’s total fixed income portfolio (including fixed maturities, short-term investments, cash and cash equivalents and net receivable/(payable) for investment sold/(purchased)) was “Aa2/AA”. Included in the table below are the credit ratings of the fixed income portfolio excluding operating cash at December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010

(U.S. dollars in thousands) Investments by Credit Rating (1)(2)	Carrying Value	Percent of Total	Carrying Value	Percent of Total

AAA	$16,276	51.1%	$16,944	52.0%
AA	5,266	16.6%	5,058	15.5%
A	7,098	22.3%	7,288	22.3%
BBB	2,418	7.6%	2,182	6.7%
BB and below	718	2.3%	1,142	3.5%
Not rated	39	0.1%	6	0.0%

Total	$31,815	100.0%	$32,620	100%

(1)	Included in the above are $266.0 million or 0.8% of the portfolio that represents medium term notes rated at the average credit rating of the underlying asset pools backing the notes.
(2)

The credit rating for each asset reflected above was principally determined based on the weighted average rating of the individual securities from Standard & Poor’s, Moody’s Investors Service and Fitch Ratings. U.S. agencies paper, whether with implicit or explicit government support, reflect the credit quality rating of the U.S. government for the purpose of these calculations.

Gross and Net Unrealized Gains and Losses on Investments

          At December 31, 2011, the Company had net unrealized gains on available for sale fixed maturities and short-term investments of $418.0 million. Gross unrealized losses on these investments were $776.6 million. The information presented below for the gross unrealized losses on the Company’s investments at December 31, 2011 shows the potential effect upon future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other-than-temporary. Realized losses or impairments, depending on their magnitude, may have a material adverse effect on the Company’s operations. The decrease in net unrealized losses on investments during the year ended December 31, 2011 was primarily due to losses realized during the year and marginally favorable market movements. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk–Credit Risk.”

          The following is the maturity profile of the available for sale fixed income securities that were in a gross unrealized loss position at December 31, 2011:

Type of Securities (U.S. dollars in thousands)	Length of time in a continual unrealized loss position	Amount of unrealized loss at December 31, 2011	Fair Value of Securities in an unrealized loss position at December 31, 2011

Fixed-Maturities and Short-Term Investments	Less than six months	$(43,802)	$2,084,310
	At least 6 months but less than 12 months	(44,451)	290,865
	At least 12 months but less than 2 years	(41,690)	495,270
	2 years or more	(646,619)	2,287,639

	Total	$(776,562)	$5,158,084

Equities	Less than six months	$(39,445)	$352,371
	At least 6 months but less than 12 months	(990)	9,214

	Total	$(40,435)	$361,585

          The following is the maturity profile of the AFS fixed income securities that were in a gross unrealized loss position at December 31, 2011:

Maturity profile in years of fixed income securities in a gross unrealized loss position (U.S. dollars in thousands)	Amount of unrealized loss at December 31, 2011	Fair value of securities in an unrealized loss position at December 31, 2011

Less than 1 year remaining	$(16,378)	$525,466
At least 1 year but less than 5 years remaining (1)	(108,617)	1,439,912
At least 5 years but less than 10 years remaining (1)	(91,136)	647,381
More than 10 years but less than 20 years remaining (1)	(60,551)	269,142
At least 20 years or more remaining (1)	(37,271)	281,486
Residential mortgage-backed securities – Agency	(3,849)	347,278
Residential mortgage-backed securities – Non-Agency	(229,409)	555,432
Commercial mortgage-backed securities	(9,553)	108,553
Collateralized debt obligations	(191,717)	639,719
Other asset-backed securities	(28,081)	343,715

Total	$(776,562)	$5,158,084

(1)

Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments senior to the common and preferred equities of the financial institutions, are allocated based on the call date and medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage are allocated on contractual maturity.

          The following is the maturity profile of the HTM fixed income securities that were in a gross unrealized loss position at December 31, 2011:

Maturity profile in years of held to maturity securities in a gross unrealized loss position (U.S. dollars in thousands)	Amount of unrealized loss at December 31, 2011	Fair value of securities in an unrealized loss position at December 31, 2011

Less than 1 year remaining	$(30)	$7,021
At least 1 year but less than 5 years remaining	(565)	29,631
At least 5 years but less than 10 years remaining	(5,292)	74,229
More than 10 years but less than 20 years remaining	(14,810)	204,613
Residential mortgage-backed securities – Non-Agency	(32)	9,372
Other asset-backed securities	(6)	1,106

Total	$(20,735)	$325,972

          Factors considered in determining that additional OTTI charges were not warranted include management’s consideration of current and near term liquidity needs along with other available sources, and in certain instances an evaluation of the factors and time necessary for recovery. For further information, see Item 8, Note 5, “Investments,” to the Consolidated Financial Statements.

          As noted in Item 8, Note 2, to the Consolidated Financial Statements “Significant Accounting Policies,” the determination of the amount of OTTI varies by investment type and is based upon management’s periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management considers a wide range of factors about the securities and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Management updates its evaluations regularly and reflects additional impairments in net income as determinations are made. Management’s determination of the amount of the impairment taken on investments is highly subjective and could adversely impact the Company’s results of operations. There can be no assurance that management has accurately assessed the level of OTTI taken and reflected in the Company’s financial statements. Furthermore, additional impairments may need to be taken in the future. Historical trends may not be indicative of future impairments.

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

          Gross Unrealized Gains and Losses

          Management, in its assessment of whether securities in a gross unrealized loss position are temporarily impaired, considers the significance of the impairments. The Company had structured credit securities with gross unrealized losses of $84.4 million, with a fair value of $39.6 million, which at December 31, 2011 had cumulative fair value declines of greater than 50% of amortized costs. All of these are mortgage and asset-backed securities. The Company has evaluated each of these securities in conjunction with its investment manager service providers and believes it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost. These securities include gross unrealized losses of $61.2 million on non-Agency RMBS, $22.6 million on Core CDOs and $0.7 million on CMBS holdings.

          Net Unrealized Gains and Losses – Corporate Financial Sector Securities

          At December 31, 2011, approximately $1.2 billion of the Company’s $3.7 billion in corporate financial sector securities was held in the portfolios supporting the Company’s Life operations portfolio representing 91.1% of the net unrealized losses on this asset class. The assets associated with that business are more heavily weighted towards longer term securities from financial institutions, including a significant portion of the Company’s Tier 1 and Upper Tier 2 securities, representing committed term debt and hybrid instruments senior to the common and preferred equity of the financial institutions. Financials held in Life portfolios accounted for $115.8 million of the Company’s net unrealized loss at December 31, 2011. At December 31, 2011, approximately 43% of the overall sensitivity to interest rate risk and 35% to credit risk was related to the Life operations portfolio, despite these portfolios accounting for only 21% of the fixed income portfolio.

          Net Unrealized Gains and Losses – Structured Securities

          The following table details the current exposures to structured credit portfolio’s excluding Agency MBS within the Company’s fixed income portfolio as well as the current net unrealized (loss) gain position at December 31, 2011 and 2010:

	December 31, 2011			December 31, 2010

(U.S. dollars in millions)	Holding at Carrying Value	Percent of Fixed Income Portfolio	Net Unrealized (Loss) Gain	Holding at Carrying Value	Percent of Fixed Income Portfolio	Net Unrealized (Loss) Gain

Non-Agency RMBS:
Sub-prime first lien mortgages	$295.5	1.0%	$(137.0)	$395.1	1.2%	$(142.4)
Alt-A mortgages	114.5	0.4%	(39.7)	198.0	0.6%	(53.7)
Second lien mortgages (including sub-prime second lien mortgages)	26.5	0.1%	(6.1)	33.1	0.1%	(7.8)
Prime RMBS	158.3	0.5%	(26.3)	311.6	0.9%	(28.2)
Other assets	128.0	0.4%	5.8	169.7	0.5%	(3.3)

Total exposure to Non-Agency RMBS	722.8	2.4%	(203.3)	1,107.5	3.3%	(235.4)
Commercial Mortgage Backed Securities	974.8	3.3%	47.2	1,172.5	3.5%	37.4
Core CDOs (1)	662.9	2.3%	(185.6)	733.5	2.2%	(186.6)
Other Structured	1,266.8	4.3%	11.8	1,245.4	3.7%	(19.0)

Total Non-Agency Structured Securities	$3,627.3	12.3%	$(329.9)	$4,258.9	12.7%	$(403.6)

(1)	The Company defines Core CDOs as investments in non-subprime collateralized debt obligations, which primarily consisted of collateralized loan obligations.

          At December 31, 2011, the Company’s sub-prime and Alt-A exposures had adequate underlying loan characteristics and the Company believed at such date that the current amortized cost levels were at or below the discounted cash flow value of the holdings, based on an analysis of subordination levels relative to current expectations of house price declines, loss severities and default levels. The Company had approximately $340.9 million of Non-Agency RMBS downgraded during the year ended December 31, 2011. However, 55.2% of the Company’s holdings remain rated investment grade at December 31, 2011.

          Refer to “Significant Items Affecting the Results of Operations” for further discussion surrounding the impact of credit market movements on the Company’s investment portfolio.

European Sovereign Debt Crisis

          The ongoing global financial crisis has led to the deterioration of economies globally, as sovereign governments have reacted to the crisis by further increasing public expenditures in order to provide stimulus and security, which has created significant budgetary shortfalls. Several key nations within the European Union – particularly the GIIPS countries have suffered a high level of fiscal distress and economic vulnerability due to overreliance on external credit sources and imprudent borrowing and other monetary practices. This has raised doubts within the global financial community as to whether these sovereign nations will remain able to service their own debt obligations both at a national and local level.

          The Company’s primary exposure to this European sovereign debt crisis is from direct investment in fixed maturity securities issued by GIIPS national and local governments, as well as from fixed maturity securities issued by certain financial and non-financial corporate entities operating within GIIPS. The Company continues to monitor its financial exposure to this crisis, and continually assesses the impact of a potential default by any of GIIPS on their respective debt issuances, including the associated impact on non-sovereign entities in these nations in the event of such a default. With regard to non-sovereign securities, the Company considers a security to be at risk if the security issuer’s main operations are physically located within GIIPS, as opposed to where the issuer is legally domiciled.

          The Company currently has no unfunded investment exposures or commitments to either sovereign or non-sovereign entities within these EU nations. The Company does invest in various alternative and private investment funds that from time to time may invest in securities or investments related to these five EU nations. Currently these are not material exposures.

          The following is an analysis of the Company’s AFS and HTM fixed maturity investment exposures related to this GIIPS crisis at December 31, 2011 and the contractual maturities of these securities. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2011

(U.S. dollars in thousands)	Amortized Cost	Fair Value

Fixed maturities GIIPS - AFS
Sovereign investments – National Governments	$6,601	$5,927
Non-Sovereign investments – Financial Institutions	23,396	20,847
Non-Sovereign investments – Non-Financial Institutions	138,834	131,890

Total fixed maturities GIIPS - AFS	$168,831	$158,664

Due less than one year	$13,824	$14,028
Due after 1 through 5 years	32,069	30,395
Due after 5 through 10 years	72,988	70,651
Due after 10 years	49,950	43,590

	$168,831	$158,664

Fixed maturities GIIPS – HTM
Sovereign investments – National Governments	$11,738	$8,739
Sovereign investments – Local Governments	9,360	7,649
Non-Sovereign investments – Non-Financial Institutions	72,782	65,380

Total fixed maturities GIIPS - HTM	$93,880	$81,768

Due less than one year	$6,264	$6,233
Due after 1 through 5 years	4,199	4,110
Due after 5 through 10 years	20,705	18,260
Due after 10 years	62,712	53,165

	$93,880	$81,768

          The following table details the gross and net unrealized (loss) gain position at December 31, 2011 relating to GIIPS:

	December 31, 2011

(U.S. dollars in thousands)	Greece	Italy	Ireland	Portugal	Spain	TOTAL

Gross Unrealized (Losses) - GIIPS
Sovereign investments – National Governments	$—	$(698)	$—	$—	$—	$(698)
Non-Sovereign investments – Financial Institutions	—	—	(2,762)	—	(1,317)	(4,079)
Non-Sovereign investments – Non-Financial Institutions	(38)	(5,527)	—	(111)	(3,592)	(9,268)

Total gross unrealized gains (losses) relating to GIIPS	$(38)	$(6,225)	$(2,762)	$(111)	$(4,909)	$(14,045)

Net Unrealized Gains (Losses) - GIIPS
Sovereign investments – National Governments	$—	$(698)	$—	$—	$24	$(674)
Non-Sovereign investments – Financial Institutions	—	—	(1,233)	—	(1,317)	(2,550)
Non-Sovereign investments – Non-Financial Institutions	332	(4,181)	—	(111)	(2,984)	(6,944)

Total net unrealized gains (losses) relating to GIIPS	$332	$(4,879)	$(1,233)	$(111)	$(4,277)	$(10,168)

          In addition to the direct investment portfolio considerations discussed above, as an international (re)insurance company, European credit exposures may exist for the Company within unpaid losses and loss expenses recoverable and reinsurance balances receivable. For further details on these balances including the names of the Company’s most significant reinsurance counterparties see Item 8, Note 9 to the Consolidated Financial Statements, “Reinsurance”. Other sources of potential exposure to European credit issues may exist within certain lines of insurance or reinsurance business written (including but not limited to lines such as surety, business interruption, and political risk), or within underlying investments held in securitized financial instruments or in structured transactions in which the Company has an interest. Management considers these potential exposures as part of its ongoing enterprise risk management processes.

          Fair Value Measurements of Assets and Liabilities

          As described in Note 3 to the Consolidated Financial Statements, “Fair Value Measurements,” effective January 1, 2008, the Company adopted the authoritative guidance on fair value measurements and accordingly has provided required disclosures by level within the fair value hierarchy of the Company’s assets and liabilities that are carried at fair value. As defined in the hierarchy, those assets and liabilities categorized as Level 3 have valuations determined using unobservable inputs. Unobservable inputs may include the entity’s own assumptions about market participant assumptions, applied to a modeled valuation however, this is not the case with respect to the Company’s Level 3 assets and liabilities. The vast majority of the assets and liabilities classified as Level 3 are made up of those securities for which the values were obtained from brokers where either significant inputs were utilized in determining the value that were difficult to corroborate with observable market data, or sufficient information regarding the specific inputs utilized by the broker were not obtained to support a Level 2 classification or the Company utilized internal valuation models.

          During the years ended December 31, 2011 and 2010, certain collateralized debt obligations (“CDOs”) that were previously classified as Level 2 due to sufficient market data being available to allow a price to be determined and provided by third party pricing vendors, were transferred to Level 3 because third party vendor prices were no longer believed to be the most appropriate pricing source. Broker quotes, for which sufficient information regarding the specific inputs utilized by the broker was not available to support a Level 2 classification, are the primary source of the valuations for these CDO securities.

          Controls over Valuation of Financial Instruments

          The Company performs quarterly reviews of the prices received from its third party valuation sources to assess if the prices represent a reasonable estimate of the fair value. This process is completed by investment and accounting personnel who are independent of those responsible for obtaining the valuations. The approaches taken by the Company include, but are not limited to, annual reviews of the controls of the external parties responsible for sourcing valuations which are subjected to automated tolerance checks, quarterly reviews of the valuation sources and dates, and monthly reconciliations between the valuations provided by our external parties and valuations provided by our third party investment managers at a portfolio level.

          In addition, the Company relies on valuation controls performed by external parties responsible for sourcing appropriate valuations from third parties on the Company’s behalf. The approaches taken by these external parties to gain comfort include, but are not limited to, comparing valuations between external sources, completing recurring reviews of third party pricing services’ methodologies and reviewing controls of the third party service providers to support the completeness and accuracy of the prices received.

          Valuation Methodology of Level 3 Assets and Liabilities

          Refer to Item 8, Notes 2 and 3 of the Consolidated Financial Statements, “Significant Accounting Policies” and “Fair Value Measurements” for a description of the valuation methodology utilized to value Level 3 assets and liabilities, how the valuation methodology is validated as well as further details associated with various assets classified as Level 3. At December 31, 2011, the Company did not have any liabilities that were carried at fair value based on Level 3 inputs other than derivative instruments in a liability position at December 31, 2011.

          Fair Value of Level 3 Assets and Liabilities

          At December 31, 2011, the fair value of Level 3 assets and liabilities as a percentage of the Company’s total assets and liabilities that are carried at fair value was as follows:

(U.S. dollars in thousands)	Total Assets and Liabilities Carried at Fair Value at December 31, 2011	Fair Value of Level 3 Assets and Liabilities	Level 3 Assets and Liabilities as a Percentage of Total Assets and Liabilities Carried at Fair Value, by class

Assets
Fixed maturities, at fair value
U.S. Government and Government agency-Related/Supported	$1,990,983	$—	—%
Corporate	10,462,515	23,818	0.2%
Residential mortgage-backed securities – Agency	5,379,406	32,041	0.6%
Residential mortgage-backed securities – Non-Agency	641,815	—	—%
Commercial mortgage-backed securities	974,835	—	—%
Collateralized debt obligations	658,602	650,851	98.8%
Other asset-backed securities	986,356	16,552	1.7%
U.S. States and political subdivisions of the States	1,797,378	—	—%
Non-U.S. Sovereign Government, Supranational and Government-Related	3,298,135	—	—%

Total Fixed maturities, at fair value	26,190,025	$723,262	2.8%
Equity securities, at fair value	468,197	—	—%
Short-term investments, at fair value	359,063	—	—%

Total investments available for sale	$27,017,285	$723,262	2.7%
Cash equivalents (1)	2,754,365	—%
Other investments (2)	661,557	113,959	17.2%
Other assets (3)	65,734	—	—%

Total assets carried at fair value	$30,498,941	$837,221	2.7%

Liabilities
Financial instruments sold, but not yet purchased (4)	$20,844	$—	—%
Other liabilities (5)	58,706	42,644	72.6%

Total liabilities carried at fair value	$79,550	$42,644	53.6%

(1)	Cash equivalents balances subject to fair value measurements include certificates of deposit and money market funds.

(2)

The Other investments balance excludes certain structured transactions including certain investments in project finance transactions and a payment obligation (as described in Note 7, “Other Investments”), that has provided liquidity financing to a structured credit vehicle as a part of a third party medium term note facility. These Other investments are carried at amortized cost that totaled $323.7 million at December 31, 2011 and $327.7 million at December 31, 2010.

(3)	Other assets include derivative instruments, reported on a gross basis.
(4)	Financial instruments sold, but not yet purchased are included within “Net payable for investments purchased” on the balance sheet.
(5)	Other liabilities include derivative instruments, reported on a gross basis.

          At December 31, 2011, the Company’s Level 3 assets represented approximately 2.7% of assets that are measured at fair value and less than 2% of total assets. The Company’s Level 3 liabilities represented approximately 53.6% of liabilities that are measured at fair value and less than 1% of total liabilities at December 31, 2011.

          Changes in the Fair Value of Level 3 Assets and Liabilities

          See Item 8, Note 3 to the Consolidated Financial Statements, “Fair Value Measurements,” for an analysis of the change in fair value of Level 3 Assets and Liabilities.

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

          Unpaid losses and loss expenses totaled $20.6 billion and $20.5 billion at December 31, 2011 and 2010, respectively. The table below represents a reconciliation of the Company’s P&C unpaid losses and loss expenses for the year ended December 31, 2011:

(U.S. dollars in thousands)	Gross unpaid losses and loss expenses	Unpaid losses and loss expenses recoverable	Net unpaid losses and loss expenses

Balance at December 31, 2010	$20,531,607	$(3,649,290)	$16,882,317
Losses and loss expenses incurred	5,172,367	(1,093,976)	4,078,391
Losses and loss expenses paid/recovered	(4,911,737)	1,065,535	(3,846,202)
Foreign exchange and other	(178,336)	47,803	(130,533)

Balance at December 31, 2011	$20,613,901	$(3,629,928)	$16,983,973

          While the Company reviews the adequacy of established reserves for unpaid losses and loss expenses regularly, no assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved. In the future, if such reserves develop adversely, such deficiency would have a negative impact on future results of operations. See “Unpaid Losses and Loss Expenses” and “Critical Accounting Policies and Estimates” above and Item 8, Note 10 to the Consolidated Financial Statements, “Losses and Loss Expenses,” for further discussion.

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

          The table below presents the Company’s net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable at December 31, 2011 and 2010:

(U.S. dollars in thousands)	2011	2010

Reinsurance balances receivable	$263,877	$225,129
Reinsurance recoverable on future policy benefits	25,020	22,597
Reinsurance recoverable on unpaid losses and loss expenses	3,685,260	3,717,405
Bad debt reserve on unpaid losses and loss expenses recoverable and reinsurance balances receivable	(99,192)	(121,917)

Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$3,874,965	$3,843,214

          The Company has credit risk should any of its reinsurers be unable or unwilling to settle amounts due. Of the $3.9 billion total unpaid losses and loss expenses recoverable and reinsurance balances receivable at December 31, 2011, one individual reinsurer accounted for greater than 15% of the total. The Company is the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $1.7 billion at December 31, 2011, collateralizing reinsurance recoverables with respect to certain reinsurers. The provision for uncollectible reinsurance is required principally due to the failure of reinsurers to indemnify the Company primarily because of disputes under reinsurance contracts and insolvencies. As at December 31, 2011 and 2010, the Company had a reserve for potential non-recoveries from reinsurers of $99.2 million and $121.9 million, respectively.

          Approximately 92.2% of the total net unpaid loss and loss expense recoverable and reinsurance balances receivable (net of collateral held) outstanding at December 31, 2011, were due from reinsurers with a financial strength rating of “A” or better. The following is an analysis of the total recoverable and reinsurance balances receivable at December 31, 2011, by reinsurers owing more than 3% of such total:

Name of reinsurer	Reinsurer Financial Strength Rating	% of total

Munich Reinsurance Company	AA-/Stable	22.8%
Swiss Reinsurance Company	AA-/Stable	12.2%
Swiss Re Europe S.A.	AA-/Stable	5.1%
Transatlantic Reinsurance Company	A+/Stable	3.7%
Everest Reinsurance Company	A+/Stable	3.0%

          The following table sets forth the ratings profile of the reinsurers that support the unpaid loss and loss expense recoverable and reinsurance balances receivable:

Reinsurer Financial Strength Rating	% of total

AAA	1.3%
AA	58.4%
A	32.3%
BBB	0.4%
BB and below	0.1%
Captives	4.8%
Not Rated	0.2%
Other	2.5%

Total	100.0%

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

          A downgrade below “A–” of the Company’s principal insurance and reinsurance subsidiaries by either S&P or A.M. Best, which is two notches below the current S&P financial strength rating of “A” (Stable) and the A.M. Best financial strength rating of “A” (Stable) of these subsidiaries, may trigger cancelation provisions in a significant amount of the Company’s assumed reinsurance agreements and may potentially require the Company to return unearned premiums to cedants. In addition, due to collateral posting requirements under the Company’s letter of credit and revolving credit facilities, such a downgrade may require the posting of cash collateral in support of certain “in use” portions of these facilities. Specifically, a downgrade below “A–” by A.M. Best would constitute an event of default under the Company’s three largest credit facilities and may trigger such collateral requirements. In certain limited instances, such downgrades may require the Company to return cash or assets to counterparties or to settle derivative and/or other transactions with the respective counterparties. See Item 1A, “Risk Factors – A downgrade or potential downgrade in our financial strength and credit ratings by one or more rating agencies could materially and negatively impact our business, financial condition, results of operations and/or liquidity.”

Holding Company Liquidity

          As holding companies, XL-Ireland and XL-Cayman have no operations of their own and their assets consist primarily of investments in subsidiaries. Accordingly, XL-Ireland’s and XL-Cayman’s future cash flows largely depend on the availability of dividends or other statutorily permissible payments from subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries and states in which these subsidiaries operate, including, among others, the Cayman Islands, Bermuda, the U.S., New York, Ireland, Switzerland and the U.K. See Item 8, Note 23 to the Consolidated Financial Statements, “Statutory Financial Data,” for further discussion and details regarding dividend capacity of the Company’s major operating subsidiaries. See “Risk Factors – Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends, make payments on our debt securities and make other payments.” The ability to pay such dividends is also limited by the regulations of the Society of Lloyd’s and certain contractual provisions. No assurance can be given that the Company’s subsidiaries will pay dividends in the future to XL-Ireland or XL-Cayman.

          Under Irish law, share premium was required to be converted to “distributable reserves” for the Company to have the ability to pay cash dividends and redeem and buyback shares following the Redomestication. On July 23, 2010, the Irish High Court approved XL-Ireland’s conversion of share premium to $5.0 billion of distributable reserves, subject to the completion of certain formalities under Irish Company law. These formalities were completed in early August 2010. As of December 31, 2011 and 2010 XL-Ireland had $4.1 billion and $4.8 billion, respectively, in distributable reserves.

          During 2009, management changed the internal ownership structure of certain of the Company’s operating subsidiaries in Bermuda and Ireland in order to more efficiently utilize capital and to improve overall liquidity. In connection with these changes, certain dividends were paid to XL-Cayman by operating subsidiaries. At December 31, 2011, XL-Ireland and XL-Cayman held cash and investments, net of liabilities associated with cash sweeping arrangements, of $1.6 million and $2.0 billion, respectively, compared to $2.8 million and $1.7 billion, respectively, at December 31, 2010.

          XL-Ireland’s principal uses of liquidity are ordinary share related transactions including dividend payments to holders of its ordinary shareholders as well as share buybacks, capital investments in its subsidiaries and certain corporate operating expenses.

          XL-Cayman’s principal uses of liquidity are preference share related transactions including dividend payments to its preference shareholders as well as preference share buybacks from time to time, interest and principal payments on debt and certain corporate operating expenses.

          All outstanding debt of the Company at December 31, 2011 and 2010 was issued by XL-Cayman except for the $600 million XLCFE Notes which were issued by XLCFE and were repaid at maturity on January 15, 2012. Both XL-Cayman and XLCFE are wholly-owned subsidiaries of XL-Ireland. Certain of XL-Cayman’s outstanding debt is fully and unconditionally guaranteed by XL-Ireland. The Company’s ability to obtain funds from its subsidiaries to satisfy any of its obligations under guarantees is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the Company operates, including, among others, Bermuda, the United States, Ireland, Switzerland and the U.K. At December 31, 2011 and 2010, required statutory capital and surplus for the principal operating subsidiaries of the Company was $6.7 billion and $6.5 billion, respectively.

          XL-Ireland and its subsidiaries provide no guarantees or other commitments (express or implied) of financial support to the Company’s subsidiaries or affiliates, except for such guarantees or commitments that are in writing.

          See Consolidated Statements of Cash Flows in Item 8, “Financial Statements and Supplementary Data.”

Sources of Liquidity for the Company

          At December 31, 2011, the consolidated Company had cash and cash equivalents of approximately $3.8 billion as compared to approximately $3.0 billion at December 31, 2010. There are three main sources of cash flows for the Company – those provided by operations, investing activities and financing activities.

          Operating Cash Flows

          Historically, cash receipts from operations, consisting of premiums and investment income, generally have provided sufficient funds to pay losses as well as operating expenses of the Company’s subsidiaries and to fund dividends to XL-Ireland. However, as a result of the combination of current soft market conditions, the decision to put the Life operations segment and certain P&C lines into run-off and lower investment yields, operating cash flows are lower in 2011 than in the prior year. Cash receipts from operations are generally derived from the receipt of investment income on the Company’s investment portfolio as well as the net receipt of premiums less claims and expenses related to the Company’s underwriting activities in its P&C operations as well as its Life operations segment. The Company’s operating subsidiaries provide liquidity in that premiums are generally received months or even years before losses are paid under the policies related to such premiums. Premiums and acquisition expenses are settled based on terms of trade as stipulated by an underwriting contract, and generally are received within the first year of inception of a policy when the premium is written, but can be up to three years on certain reinsurance business assumed. Operating expenses are generally paid within a year of being incurred. Claims, especially for casualty business, may take a much longer time before they are reported and ultimately settled, requiring the establishment of reserves for unpaid losses and loss expenses. Therefore, the amount of claims paid in any one year is not necessarily related to the amount of net losses incurred, as reported in the consolidated statement of income.

          During the year ended December 31, 2011, net cash flows provided by operating activities were $327.2 million compared to net cash flows provided by operating activities of $594.8 million for the same period in 2010. This reduction was primarily due to P&C net loss and loss expenses paid of $3.8 billion in the year ended December 31, 2011, compared with $3.5 billion for the same period in 2010. This increase was due primarily to higher loss payments in the insurance segment in 2011 relating to the prior and current year catastrophes and other individual large property and excess casualty loss payments.

          During the year ended December 31, 2010, net cash flows provided by operating activities were $594.8 million compared to net cash flows used of $42.8 million for the same period in 2009. The cash flows provided in 2010 resulted primarily from lower levels of cash payments for claims from previous underwriting years being offset by cash received as premium. In 2009, the cash flows used in operating activities were primarily as a result of cash payments for claims associated with Hurricanes Ike and Gustav losses.

          Investing Cash Flows

          Generally, positive cash flow from operations and financing activities is invested in the Company’s investment portfolio, including affiliates or acquisition of subsidiaries.

          Net cash provided by investing activities was $832.1 million in the year ended December 31, 2011 compared to net cash provided of $261.5 million for the same period in 2010. The 2011 cash inflow was mainly associated with the normal purchase and sale of portfolio investments.

          Net cash provided by investing activities was $261.5 million in 2010 compared to net cash provided of $214.6 million for 2009. The 2010 cash inflow was mainly associated with normal purchase and sale of portfolio investments.

          Certain of the Company’s invested assets are held in trust and pledged in support of insurance and reinsurance liabilities. Such pledges are largely required by the Company’s operating subsidiaries that are “non-admitted” under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. Also, certain deposit liabilities and annuity contracts require the use of pledged assets. As further outlined in Item 8, Note 17(f) to the Consolidated Financial Statements, “Commitments and Contingencies – Letters of Credit,” certain assets of the investment portfolio are collateralized for the Company’s letter of credit facilities. At December 31, 2011 and 2010, the Company had $17.2 billion and $16.1 billion in pledged assets, respectively.

          Financing Cash Flows

          Cash flows related to financing activities include ordinary and preferred share related transactions, the payment of dividends, the issue or repayment of debt and deposit liability transactions.

          On November 2, 2010, the Company announced that its Board of Directors approved a share buyback program, authorizing the Company to purchase up to $1.0 billion of its ordinary shares. During 2010, the Company purchased and canceled 6.9 million ordinary shares under this program for $144.0 million. During 2011, the Company purchased and canceled 31.7 million ordinary shares under this program for $665.5 million. All share buybacks were carried out by way of redemption in accordance with Irish law and the Company’s constitutional documents. All shares so redeemed were canceled upon redemption. At both December 31, 2011 and February 24, 2012, $190.5 million remained available to be used for purchases under this program.

          During the third quarter of 2007, the Company’s Board of Directors approved a share buyback program, authorizing the Company to purchase up to $500.0 million of its ordinary shares. During 2010, the Company purchased and canceled 18.8 million ordinary shares for $375.4 million under this program which was the full amount that had been remaining at January 1, 2010 under this program.

          On September 30, 2011, XL-Cayman completed the sale of $400 million aggregate principal amount of 5.75% Senior Notes due 2021 at the issue price of 100% of the principal amount. The 5.75% Senior Notes are fully and unconditionally guaranteed by XL-Ireland. The 5.75% Senior Notes bear interest at a rate of 5.75% per annum, payable semiannually, beginning on April 1, 2012, and mature on October 1, 2021. XL-Cayman may redeem the 5.75% Senior Notes, in whole or part, from time to time in accordance with the terms of the indenture pursuant to which the 5.75% Senior Notes were issued. XL-Cayman received net proceeds of approximately $395.9 million from the offering, which were used to partially repay the $600 million XLCFE Notes.

          On October 15, 2011, XL-Cayman issued 350,000 non-cumulative Series D Preference Ordinary Shares for $350 million of cash and liquid investments that were held in a trust account that was part of the Stoneheath facility. Holders of the Stoneheath Securities received one Series D Preference Ordinary Share in exchange for each Stoneheath Security. See “Contingent Capital” below.

          During the year ended December 31, 2011, net cash flows used in financing activities were $358.7 million compared to net cash outflows of $1.5 billion for the same period in 2010. The 2011 net cash outflows related primarily to the buybacks of the Company’s ordinary shares, as outlined above, the repurchase of all outstanding Redeemable Series C preference ordinary shares, the payment of ordinary and preferred share dividends and the repayment of deposit liabilities, partially offset by the proceeds of issuance of the 5.75% Senior Notes and the proceeds of issuance of the Series D Preference Ordinary Shares, as described above.

          Net cash used in financing activities was $1.5 billion in 2010 compared to net cash used of $1.0 billion in 2009. The 2010 net cash outflows related primarily to the redemption of Redeemable Series C preference ordinary shares, purchase of the Company’s ordinary shares as outlined above, settlement of $450 million of outstanding funding agreement liabilities, repayment of other deposit liabilities and the payment of ordinary and preferred dividends. For more information on the repurchase of debt, see Item 1, Note 18 to the Consolidated Financial Statements, “Share Capital.”

          During the year ended December 31, 2009, net cash outflows related primarily to the repayment of debt and deposit liabilities and the payment of common and preferred dividends. Following the settlement of the purchase contracts associated with the 7.0% equity security units in February 2009, the Company issued 11,461,080 ordinary shares for net proceeds of approximately $743.1 million, which was used to retire the senior notes previously due February 2011, which had a fixed coupon of 5.25%.

          On March 26, 2009, the Company completed a cash tender offer for a portion of its outstanding Redeemable Series C preference ordinary shares that resulted in approximately 12.7 million Redeemable Series C preference ordinary shares with a liquidation value of $317.3 million being purchased by the Company for approximately $104.7 million plus accrued and unpaid dividends, combined with professional fees totaling $0.8 million.

          The Company is a Well Known Seasoned Issuer (“WKSI”) as defined by the rules and regulations of the SEC. The Company maintains a shelf registration statement on Form S-3 and is eligible to file automatically effective registration statements in the future for the potential offering and sale of an unlimited amount of debt and equity securities. The registration statement allows for various types of securities to be offered, including the following (i) ordinary shares, preference shares, debt securities, ordinary share warrants, ordinary share purchase contracts and ordinary share purchase units of XL-Ireland, (ii) guarantees by XL-Ireland of XL-Cayman debt securities and (iii) debt securities of XL-Cayman.

          In addition the Company maintains letter of credit facilities which provide liquidity. Details of these facilities are described below in “Capital Resources.”

Capital Resources

          At December 31, 2011 and 2010, the Company had total shareholders’ equity of $10.8 billion and $10.6 billion, respectively. In addition to ordinary share capital, the Company depends on external sources of financing to support its underwriting activities in the form of:

a.	debt;

b.	preference shares;

c.	letter of credit facilities and other sources of collateral; and

d.	revolving credit facilities.

In particular, the Company requires, among other things:

•

sufficient capital to maintain its financial strength and credit ratings, as issued by several ratings agencies, at levels considered necessary by management to enable the Company’s key operating subsidiaries to compete;

•	sufficient capital to enable its regulated subsidiaries to meet the regulatory capital levels required in the United States, the U.K., Bermuda, Ireland, Switzerland and other key markets;

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

•

the volume of business that the Company’s subsidiaries that are not admitted in the United States are able to transact could be reduced if the Company is unable to renew its letter of credit facilities at an appropriate amount.

          Continued consolidation within the banking industry may result in the aggregate amount of credit provided to the Company being reduced. The Company attempts to mitigate this risk by identifying and/or selecting additional banks that can participate in the credit facilities upon renewal. See Item 1A, “Risk Factors.”

          The following table summarizes the components of the Company’s current capital resources at December 31, 2011 and 2010:

(U.S. dollars in thousands)	2011	2010

Redeemable Series C preference ordinary shares	$—	$71,900
Series D preference ordinary shares	345,000	—
Series E preference ordinary shares	999,500	1,000,000
Ordinary share capital	9,424,910	9,613,049

Total ordinary and non-controlling interests capital	$10,769,410	$10,684,949
Notes payable and debt	2,264,618	2,446,735

Total capital	$13,034,028	$13,131,684

          Ordinary Share Capital

          The following table reconciles the opening and closing ordinary share capital positions at December 31, 2011 and 2010:

(U.S. dollars in thousands)	2011	2010

Ordinary share equity – beginning of period	$9,613,049	$8,432,417
Net income (loss) attributable to XL Group plc	(474,760)	603,550
Share buybacks	(667,022)	(521,920)
Share issues	573,015	1,109
Ordinary share dividends	(138,978)	(134,238)
Preferred share dividends	—	(34,694)
Gain on redemption of Series C preference ordinary shares	—	16,616
Change in accumulated other comprehensive income	482,269	1,243,262
Impact of adoption of new authoritative embedded derivative guidance, net of tax	—	(31,917)
Share based compensation and other	37,337	38,864

Ordinary share equity – end of period	$9,424,910	$9,613,049

          Debt

          The following tables present the Company’s debt under outstanding securities and lenders’ commitments as at December 31, 2011:

				Payments Due by Period
Notes Payable and Debt (U.S. dollars in thousands)
	Commitment/ Debt	In Use/ Outstanding	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years

4-year revolver	$1,000,000	$—	2015	$—	$—	$—	$—
6.50% XLCFE Notes (1)	600,000	599,971	2012	600,000	—	—	—
5.25% Senior Notes	600,000	597,501	2014	—	600,000	—	—
5.75% Senior Notes	400,000	395,963	2021	—	—	—	400,000
6.375% Senior Notes	350,000	348,592	2024	—	—	—	350,000
6.25% Senior Notes	325,000	322,591	2027	—	—	—	325,000

	$3,275,000	$2,264,618		$600,000	$600,000	$—	$1,075,000

Adjustment to carrying value – impact of fair value hedges		10,709

Carrying value		$2,275,327

(1)	The XLCFE Notes were repaid at maturity on January 15, 2012.

          “In Use” and “Outstanding” data represent December 31, 2011 accreted values. “Payments Due by Period” data represent ultimate redemption values.

          In addition, see Item 8, Note 13 to the Consolidated Financial Statements, “Notes Payable and Debt Financing Arrangements,” for further information.

          At December 31, 2011, banks and investors provided the Company and its subsidiaries with $3.3 billion of debt capacity, of which $2.3 billion was utilized by the Company. These facilities consist of:

•	a revolving credit facility of $1.0 billion.

•

senior unsecured notes of approximately $2.3 billion. These notes require the Company to pay a fixed rate of interest during their terms. At December 31, 2011, there were five outstanding issues of senior unsecured notes:

•

$600 million XLCFE Notes due January 2012, with a fixed coupon of 6.5%. These notes were repaid at maturity on January 15, 2012. The notes were issued at 99.469% and gross proceeds were $596.8 million. Related expenses of the offering amounted to $7.9 million.

•

$600 million senior notes due September 2014, with a fixed coupon of 5.25%. The security is publicly traded. The notes were issued in two tranches of $300 million aggregate principal amount each – one tranche at 99.432% and the other at 98.419%. Aggregate gross proceeds were $593.6 million. Related expenses of the offering amounted to $4 million.

•

$400 million senior notes due October 2021, with a fixed coupon of 5.75%. The security is publicly traded. The notes were issued at 100.0% and gross proceeds were $395.9 million. Related expenses of the offering amounted to $4.1 million.

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

          Preferred Shares and Non-controlling Interest in Equity of Consolidated Subsidiaries

          Neither the Redeemable Series C preference ordinary shares nor the Series E preference ordinary shares were transferred from XL-Cayman to XL-Ireland in the Redomestication. Accordingly, subsequent to July 1, 2010, these instruments represent non-controlling interests in the consolidated financial statements of the Company and have been reclassified to non-controlling interest in equity of consolidated subsidiaries. See Item 8, Note 1, “General” to Consolidated Financial Statements for further information. During the third quarter of 2011, all Redeemable Series C preference ordinary shares were purchased and canceled. See “Key Focuses of Management – Capital Management” herein. At December 31, 2011, the face value of the outstanding Series E preference ordinary shares was $999.5 million.

          On October 15, 2011, XL-Cayman issued 350,000 non-cumulative Series D Preference Ordinary Shares for $350 million of cash and liquid investments that were held in a trust account that was part of the Stoneheath facility. Holders of the Stoneheath Securities received one Series D Preference Ordinary Share in exchange for each Stoneheath Security. See “Contingent Capital” below.

          On December 5, 2011, the Company repurchased 5,000 of the outstanding Series D Preference Ordinary Shares with a liquidation preference value of $5.0 million for $3.7 million, including accrued dividends. As a result of these repurchases, the Company recorded a gain of approximately $1.3 million through Non-controlling interests in the Consolidated Statement of Income in the fourth quarter of 2011. At December 31, 2011, the face value of the outstanding Series D Preference Ordinary Shares was $345.0 million.

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

          In August 2011, XL-Cayman completed a cash tender offer for its outstanding Redeemable Series C preference ordinary shares that resulted in 2,811,000 Redeemable Series C preference ordinary shares with a liquidation value of $25.00 being repurchased and canceled by XL-Cayman for approximately $71.0 million including accrued and unpaid dividends and professional fees. Subsequent to the expiration of the tender offer, and on the same terms as the offer, XL-Cayman repurchased and canceled the remaining outstanding Redeemable Series C preference ordinary shares with a liquidation value of $25.00 for approximately $0.9 million plus accrued and unpaid dividends. Therefore, no Redeemable Series C preference ordinary shares were outstanding at December 31, 2011.

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

          On March 26, 2009, the Company completed a cash tender offer for its outstanding Redeemable Series C preference ordinary shares that resulted in approximately 12.7 million Redeemable Series C preference ordinary shares with a liquidation value of $317.3 million being purchased by the Company for approximately $104.7 million plus accrued and unpaid dividends, combined with professional fees totaling $0.8 million. As a result, a book value gain of approximately $211.8 million was recorded in the first quarter of 2009 to ordinary shareholders. In addition, see Item 8, Note 18 to the Consolidated Financial Statements, “Share Capital,” for further information.

          Contingent Capital

          At December 31, 2011, the Company did not have any contingent capital transactions. At December 31, 2010, the Company had one contingent capital transaction where the outstanding put option had not been exercised, as discussed below.

          On December 5, 2006, the Company and certain operating subsidiaries (“Ceding Insurers”) entered into a securities issuance agreement (the “Securities Issuance Agreement”), and certain of the Company’s foreign insurance and reinsurance subsidiaries (“Ceding Insurers”) entered into an excess of loss reinsurance agreement (the “Reinsurance Agreement”), with Stoneheath. The net effect of these agreements to the Company was the creation of a contingent put option to issue $350.0 million of preference ordinary shares in the aggregate of XL-Cayman. The agreements provided the Company with a Reinsurance Collateral Account in support of certain covered perils named in the Reinsurance Agreement. The covered perils included United States wind, European wind, California earthquake and terrorism worldwide. After an initial three-month period, the covered perils as well as the attachment points and aggregate retention amounts could be changed by the Ceding Insurers in their sole discretion, which could have resulted in a material increase or decrease in the likelihood of payment under the Reinsurance Agreement. On each date on which a Ceding Insurer withdrew funds from the Reinsurance Collateral Account, the Company would have been required to issue and deliver to Stoneheath an amount of Series D Preference Ordinary Shares having an aggregate liquidation preference that is equal to the amount of funds so withdrawn from the Collateral Account. The Company was obligated to reimburse Stoneheath for certain fees and ordinary expenses. The initial term of the Reinsurance Agreement was for the period from the December 5, 2006 through June 30, 2007, with four annual mandatory extensions through June 30, 2011 (unless coverage is exhausted thereunder prior to such date). At the Ceding Insurers’ option, the Reinsurance Agreement was extended to December 31, 2011.

          On October 15, 2011, the Company announced that the Stoneheath facility would be terminated and, as a result, XL-Cayman would issue Series D Preference Ordinary Shares. Under the terms of the Securities Issuance Agreement, XL-Cayman was required upon the occurrence of certain conditions to issue and deliver to Stoneheath for distribution to the holders of the Stoneheath Securities, Series D Preference Ordinary Shares having an aggregate liquidation preference equal to the remaining assets in the Reinsurance Collateral Account in exchange for a distribution of such assets from the Reinsurance Collateral Account to XL-Cayman. One such condition, the termination of an asset swap agreement covering the assets held under the Reinsurance Collateral Account, occurred in accordance with the terms of the swap agreement because Stoneheath did not seek to extend or replace it prior to its termination date. As a result, on November 16, 2011, Stoneheath redeemed the Stoneheath Securities and distributed the Series D Preference Ordinary Shares it received from XL-Cayman in exchange for the $350 million in assets from the Reinsurance Collateral Account.

          Letter of Credit Facilities and other sources of collateral

          At December 31, 2011, the Company had five letter of credit facilities in place with total availability of $4.0 billion, of which $1.9 billion was utilized.

				Amount of Commitment Expiration per period
Other Commercial Commitments (U.S. dollars in thousands)
	Commitment	In Use	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years

Letter of Credit Facility (1)	$1,000,000	$805,770	2014	—	1,000,000	—	—
Letter of Credit Facility (2) (3)	1,350,000	116,664	2015	—	—	1,350,000	—
Letter of Credit Facility (3)	650,000	487,851	2015	—	—	650,000	—
Letter of Credit Facility	750,000	344,659	Continuous	—	—	—	—
Letter of Credit Facility	250,000	116,248	Continuous	—	—	—	—

Five letter of credit facilities	$4,000,000	$1,871,192		$—	$1,000,000	$2,000,000	$—

(1)	The Company has the option to increase the size of the March 2011 Credit Agreement by an additional $500 million.

(2)	This letter of credit facility includes $1.0 billion that is also included in the “4-year revolver” listed under Notes Payable and Debt.
(3)	The Company has the option to increase the size of the facilities under the December 2011 Credit Agreements by an additional $500 million across both such facilities.

          In 2011, the Company and certain of its subsidiaries (i) entered into three new credit agreements, which provided for an aggregate amount of outstanding letters of credit and revolving credit loans up to $3 billion, subject to certain options to increase the size of the facilities, and (ii) terminated the five-year credit agreement dated June 21, 2007 (the “2007 Credit Agreement”), which had provided for an aggregate amount of outstanding letters of credit and revolving credit loans up to $4 billion.

          On March 25, 2011, the Company and certain of its subsidiaries entered into a secured credit agreement (the “March 2011 Credit Agreement”) that currently provides for issuance of letters of credit up to $1 billion with the option to increase the size of the facility by an additional $500 million. Concurrent with the effectiveness of the 2011 Credit Agreement, the commitments of the lenders under the 2007 Credit Agreement were reduced from $4 billion to $3 billion. The commitments under the March 2011 Credit Agreement will expire on, and the credit facility is available on a continuous basis until, the earlier of (i) March 25, 2014 and (ii) the date of termination in whole of the commitments upon an optional termination or reduction of the commitments by the account parties or upon an event of default.

          On December 9, 2011, the Company and certain of its subsidiaries entered into (i) a new secured credit agreement (the “December 2011 Secured Credit Agreement”) and (ii) a new unsecured credit agreement (the “December 2011 Unsecured Credit Agreement” and together with the December 2011 Secured Credit Agreement, the “December 2011 Credit Agreements”). In connection with the December 2011 Credit Agreements, the 2007 Credit Agreement was terminated. The March 2011 Credit Agreement continues in force, but was amended to conform certain of its terms to those of the December 2011 Secured Credit Agreement.

          The 2007 Credit Agreement had provided for letters of credit and for revolving credit loans of up to $750 million with the aggregate amount of outstanding letters of credit and revolving credit loans thereunder not to exceed $3 billion. At the time at which it was terminated and the December 2011 Credit Agreements became effective, there were no outstanding revolving credit loans under the 2007 Credit Agreement. A portion of the letters of credit outstanding under the 2007 Credit Agreement at the time of its termination were continued under the March 2011 Credit Agreement and the remainder were continued under the December 2011 Credit Agreements.

          The December 2011 Secured Credit Agreement provides for issuance of letters of credit up to $650 million. The December 2011 Unsecured Credit Agreement is a $1.35 billion facility that provides for issuance of letters of credit and up to $1 billion of revolving credit loans. The Company has the option to increase the maximum amount of letters of credit available by an additional $500 million across the facilities under the December 2011 Credit Agreements.

          The commitments under each December 2011 Credit Agreement expire on, and such credit facilities are available until, the earlier of (i) December 9, 2015 and (ii) the date of termination in whole of the commitments upon an optional termination or reduction of the commitments by the account parties or upon an event of default.

          The availability of letters of credit under the December 2011 Secured Credit Agreement and the March 2011 Credit Agreements is subject to a borrowing base requirement, determined on the basis of specified percentages of the face value of eligible categories of assets varying by type of collateral. In the event that such credit support is insufficient, the Company could be required to provide alternative security to cedants. This could take the form of insurance trusts supported by the Company’s investment portfolio or funds withheld (amounts retained by ceding companies to collateralize loss or premium reserves) using the Company’s cash resources or combinations thereof. The face amount of letters of credit required is driven by, among other things, loss development of existing reserves, the payment pattern of such reserves, the expansion of business written by the Company and the loss experience of such business. In addition to letters of credit, the Company has established insurance trusts in the United States that provide cedants with statutory credit for reinsurance under state insurance regulation in the United States.

          The Company reviews current and projected collateral requirements on a regular basis, as well as new sources of collateral. Management’s objective is to maintain an excess amount of collateral sources over expected uses. The Company also reviews its liquidity needs on a regular basis.

          In October 2011, the $75,000 letter of credit facility that was supporting a subsidiary of the Company terminated.

          On June 22, 2010, a $2.3 billion five-year letter of credit facility expired and was not replaced.

Covenants

          The Company’s Credit Facilities contains a number of financial covenants that must be met and maintained, and that among other things, could restrict, subject to certain exceptions, our financial flexibility including the ability to:

•	engage in mergers or consolidations;

•	dispose of assets outside of the ordinary course of business;

•	create liens on assets; and

•	engage in certain transactions with affiliates.

The following outlines the covenant requirements and actual amounts as of December 31, 2011:

	Covenant Requirement	Actual Ratio or Balance at December 31, 2011	Margin of Adverse Development from December 31, 2011 Levels
Ratio of Total Funded Debt to Total Capitalization (1)	Less than 0.35:1.00	0:18:1.00	$2.1 billion

Maximum Secured Indebtedness (2)	Less than 15% of consolidated net worth	$345 million	$1.2 billion

Consolidated Net Worth (3)	$6.5 billion	$10.3 billion	$3.8 billion

Financial Strength Ratings (4)	A- or better from A.M. Best	A(Stable)	Two notches

(1)	The ratio of total funded debt to total capitalization not to be greater than 0.35:1.00. This ratio is defined as total funded debt to the sum of total funded debt plus consolidated net worth.
(2)

Secured indebtedness excludes secured letter of credit facilities as permitted under the schedules to the credit facilities. At December 31, 2011, such secured letter of credit facilities amounted to $1.75 billion.

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

(4)

Covenants require that none of XL Insurance (Bermuda) Ltd, XL Re Ltd or XL Re Europe Ltd has a financial strength ratings of less than “A–” from A.M. Best. At December 31, 2011, the Company was in compliance with such covenants.

          As noted in the table above, at December 31, 2011, the Company was in compliance with all covenants by significant margins, and the Company currently remains in compliance.

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

          A downgrade below “A–” of the Company’s principal insurance and reinsurance subsidiaries by either S&P or A.M. Best, which is two notches below the current S&P financial strength rating of “A” (Stable) and the A.M. Best financial strength rating of “A” (Stable) of these subsidiaries, may trigger cancelation provisions in a significant amount of the Company’s assumed reinsurance agreements and may potentially require the Company to return unearned premiums to cedants. In addition, due to collateral posting requirements under the Company’s letter of credit and revolving credit facilities, such a downgrade may require the posting of cash collateral in support of certain “in use” portions of these facilities (see “– Liquidity and Capital Resources”). In certain limited instances, such downgrades may require the Company to return cash or assets to counterparties or to settle derivative and/or other transactions with the respective counterparties. See Item 1A, “Risk Factors,” “A downgrade or potential downgrade in our financial strength and credit ratings by one or more rating agencies could materially and negatively impact our business, financial condition, results of operations and/or liquidity.”

          Under the March 2011 Credit Agreement and December 2011 Credit Agreements, in the event that XL Insurance (Bermuda) Ltd, XL Re Ltd or XL Re Europe Ltd fail to maintain a financial strength rating of at least “A–” from A.M. Best, an event of default would occur.

          Given that all of the Company’s Debt Documents contain cross default provisions, this may result in all holders declaring such debt due and payable and an acceleration of all debt due under those documents. If this were to occur, the Company may not have funds sufficient at that time to repay any or all of such indebtedness.

LONG-TERM CONTRACTUAL OBLIGATIONS

          The following table presents the Company’s long term contractual obligations and related payments as at December 31, 2011, due by period. This table excludes further commitments of $135.2 million to the Company’s related investment funds and certain limited partnerships, and letter of credit facilities of $1.9 billion. See Item 8, Note 14 to the Consolidated Financial Statements, “Derivative Instruments,” and Note 17 to the Consolidated Financial Statements, “Commitments and Contingencies.” See Item 8, Note 13 to the Consolidated Financial Statements, “Notes Payable and Debt and Financing Arrangements,” for further information.

Contractual Obligations (U.S. dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Long-term debt obligations	$2,275,000	$600,000	$600,000	$—	$1,075,000
Interest on long-term debt	944,910	100,294	263,453	198,607	382,556
Operating lease obligations	180,936	34,867	56,877	33,413	55,779
Capital lease obligations	224,645	11,169	23,183	24,356	165,937
Deposit liabilities (1)	2,419,629	165,270	245,552	314,663	1,694,144
Future policy benefits (2)	7,806,322	387,336	754,256	743,967	5,920,763
Unpaid losses and loss expenses – property and casualty operations (3)	20,960,825	4,810,155	5,775,328	3,401,607	6,973,735

Total	$34,812,267	$6,109,091	$7,718,649	$4,716,613	$16,267,914

(1)

Deposit liabilities on the Company’s Consolidated Balance Sheet at December 31, 2011 were $1,608,108. The difference from the amount included above relates to the discount on payments due in the future. The payment related to these liabilities varies primarily based on interest rates. The ultimate payments associated with these liabilities could differ from the Company’s estimate. See Item 8, Note 11 to the Consolidated Financial Statements, “Deposit Liabilities,” for further information.

(2)

Future policy benefit reserves related to Life operations were $4,845,394 on the Company’s Consolidated Balance Sheet at December 31, 2011. Amounts reflected above include an allowance for future premiums in respect of contracts under which premiums are payable throughout the life of the underlying policy. The value of the discount is also included for those lines of business that have reserves where future claim payments and future premium receipts can be estimated using actuarial principles. The timing and amounts of actual claims payments and premium receipts related to these reserves vary based on the underlying experience of the portfolio. Typical elements of the experience include mortality, morbidity and persistency. The ultimate amount of the claims payments and premium receipts could differ materially from the Company’s estimated amounts.

(3)

The unpaid loss and loss expenses were $20,613,901 on the Company’s Consolidated Balance Sheet at December 31, 2011. The difference from the amount included above relates to the discount on payments due in the future for certain workers compensation lines. The timing and amounts of actual claims payments related to these P&C reserves vary based on many factors including large individual losses, changes in the legal environment, as well as general market conditions. The ultimate amount of the claims payments could differ materially from the Company’s estimated amounts. For information regarding the estimates for unpaid loss and loss expenses as well as factors effecting potential payment patterns of reserves for actual and potential claims related the Company’s different lines of business see “Critical Accounting Policies and Estimates” above. Certain lines of business written by the Company, such as excess casualty, have loss experience characterized as low frequency and high severity. This may result in significant variability in loss payment patterns and, therefore, may impact the related asset/liability investment management process. In order to be in a position, if necessary, to make these payments, the Company’s liquidity requirements are supported by having revolving lines of credit facilities available to the Company and significant reinsurance programs, in addition to the Company’s general high grade fixed income investment portfolio.

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

          The Company has a limited number of remaining outstanding credit enhancement exposures including written financial guarantee and credit default swap contracts. The obligations related to these transactions are often securitized through variable interest entities. The Company is not the primary beneficiary of these variable interest entities as contemplated in current authoritative accounting guidance. For further details on the nature of the obligations and the size of the Company’s maximum exposure see Item 8, Note 14, “Derivative Instruments,” and Note 17(h), “Commitments and Contingencies – Financial and Other Guarantee Exposures,” and to the Consolidated Financial Statements.

          The Company has utilized variable interest entities in certain instances as a means of accessing contingent capital. The Company has utilized unconsolidated entities in the formation of contingent capital facilities.

          At December 31, 2011, the Company did not have any contingent capital facilities. The following description is of the contingent capital facility that was terminated in the fourth quarter of 2011.

          On December 5, 2006, the Company and ceding insurers entered into a securities issuance agreement, and certain of the Company’s ceding insurers entered into a reinsurance agreement, with Stoneheath. The net effect of these agreements to the Company was the creation of a contingent put option in the amount of $350.0 million in the aggregate. The Company’s interests in Stoneheath represented an interest in a variable interest entity under current authoritative accounting guidance, however, the Company was not the primary beneficiary as contemplated in that guidance.

          The agreements provided the Company with a Reinsurance Collateral Account in support of certain covered perils named in the Reinsurance Agreement. The covered perils include U.S. wind, European wind, California earthquake and terrorism worldwide. The contingent put option was recorded at fair value with changes in fair value recognized in earnings.

RECENT ACCOUNTING PRONOUNCEMENTS

          See Item 8, Note 2 to the Consolidated Financial Statements, “Significant Accounting Policies,” for a discussion of recent accounting pronouncements.

RETURN ON ORDINARY SHAREHOLDERS’ EQUITY CALCULATION

          The following is a reconciliation of the Company’s annualized return on ordinary shareholders’ equity for the years ended December 31:

(U.S. dollars in thousands)	2011	2010	2009

Opening shareholders’ equity	$10,613,049	$9,432,417	$6,116,831
Less: Non-controlling interest in equity of consolidated subsidiaries	(1,002,296)	(2,305)	(1,598)
Less: Series E preference ordinary shares	—	(1,000,000)	(1,000,000)

Opening ordinary shareholders’ equity	$9,610,753	$8,430,112	$5,115,233

Closing shareholders’ equity	10,769,410	10,613,049	9,432,417
Less: Non-controlling interest in equity of consolidated subsidiaries	(1,344,472)	(1,002,296)	(1,002,305)

Closing ordinary shareholders’ equity	$9,424,938	$9,610,753	$8,430,112

Average ordinary shareholders’ equity	9,517,845	9,020,432	6,772,673
Net income (loss) attributable to ordinary shareholders	(474,760)	585,472	206,607
Return on ordinary shareholders’ equity – Net income (loss) attributable to ordinary shareholders	(5.0)%	6.5%	3.1%

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

          All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following: (i) changes in the size of the Company’s claims relating to natural or man-made catastrophe losses due to the preliminary nature of some reports and estimates of loss and damage to date; (ii) trends in rates for property and casualty insurance and reinsurance; (iii) the timely and full recoverability of reinsurance placed by the Company with third parties, or other amounts due to the Company; (iv) changes in ratings, rating agency policies or practices; (v) changes in the projected amount of ceded reinsurance recoverables and the ratings and creditworthiness of reinsurers; (vi) the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by the Company; (vii) the Company’s ability to successfully implement its business strategy especially during a “soft” market cycle; (viii) increased competition on the basis of pricing, capacity, coverage terms or other factors, which could harm the Company’s ability to maintain or increase its business volumes or profitability; (ix) greater frequency or severity of claims and loss activity than the Company’s underwriting, reserving or investment practices anticipate based on historical experience or industry data; (x) changes in general economic conditions, including the effects of inflation on the Company’s business, including on pricing and reserving, and changes in interest rates, credit spreads, foreign currency exchange rates and future volatility in the worlds credit, financial and capital markets that adversely affect the performance and valuation of the Company’s investments or access to such markets; (xi) developments, including uncertainties related to the ability of Euro-zone countries to service existing debt obligations and the strength of the Euro as a currency and to the financial condition of counterparties, reinsurers and other companies that are at risk of bankruptcy to affect the Company’s business; (xii) the potential impact on the Company from government-mandated insurance coverage for acts of terrorism; (xiii) the potential for changes to methodologies, estimations and assumptions that underlie the valuation of the Company’s financial instruments that could result in changes to investment valuations; (xiv) changes to the Company’s assessment as to whether it is more likely than not that the Company will be required to sell, or has the intent to sell, available for sale debt securities before their anticipated recovery; (xv) availability of borrowings and letters of credit under the Company’s credit facilities; (xvi) the ability of the Company’s subsidiaries to pay dividends to XL Group plc and XLIT Ltd.; (xvii) the potential effect of regulatory developments in the jurisdictions in which the Company operates, including those which could impact the financial markets or increase the Company’s business costs and required capital levels; (xviii) changes in regulation or laws applicable to XL Group plc or its subsidiaries, brokers or customers; (xix) acceptance of the Company’s products and services, including new products and services; (xx) changes in the availability, cost or quality of reinsurance; (xxi) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xxii) loss of key personnel; (xxiii) changes in accounting policies or practices or the application thereof; (xxiv) legislative or regulatory developments including, but not limited to, changes in regulatory capital balances that must be maintained by the Company’s operating subsidiaries and governmental actions for the purpose of stabilizing the financial markets; (xxv) the effects of mergers, acquisitions and divestitures; (xvi) developments related to bankruptcies of companies insofar as they affect property and casualty insurance and reinsurance coverages or claims that the Company may have as a counterparty; (xxvii) changes in applicable tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof; (xxviii) the effects of business disruption or economic contraction due to war, terrorism or other hostilities; (xxix) the Company’s ability to realize the expected benefits from the redomestication; and (xxx) the other factors set forth in Item 1A, “Risk Factors,” and the Company’s other documents on file with the SEC. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by the federal securities laws.

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

          Market risk represents the potential for loss due to adverse changes in the fair value of financial and other instruments. The Company is principally exposed to the following market risks: interest rate risk, foreign currency exchange rate risk, equity price risk, and credit risk. For a discussion of related risks, see the risk factor titled “We are exposed to significant capital markets risk related to changes in interest rates, credit spreads, equity prices and foreign exchange rates as well as other investment risks, which may adversely affect our results of operations, financial condition or cash flows” in Item 1A, “Risk Factors”, above.

          The majority of the Company’s market risk arises from its investment portfolio which consists of fixed income securities, alternative investments, public equities, private investments, derivatives, other investments, and cash, denominated in both U.S. and foreign currencies, which are sensitive to changes in interest rates, credit spreads, equity prices, foreign currency exchange rates and other related market risks. The Company’s fixed income and equity securities are primarily classified as available for sale; accordingly market related changes will have an immediate effect on comprehensive income and shareholders’ equity but will not ordinarily have an immediate effect on net income. Nevertheless, market related changes affect consolidated net income when, and if, a security is sold or is impaired.

          On a limited basis the Company may enter into derivatives and other financial instruments primarily for risk management purposes. For example, the Company may use derivatives to hedge foreign exchange and interest rate risk related to its consolidated net exposures. From time to time, the Company may also use instruments such as futures, options, interest rate swaps, credit default swaps and foreign currency forward contracts to manage the risk of interest rate changes, credit deterioration, foreign currency exposures, and other market related exposures and also to obtain exposure to a particular financial market. Historically, the Company entered into credit derivatives outside of the investment portfolio in conjunction with the legacy financial guarantee and financial products operations. The Company attempts to manage the risks associated with derivative use with guidelines established by senior management. Derivative instruments are carried at fair value with the resulting changes in fair value recognized in income in the period in which they occur. See Item 8, Note 14 to the Consolidated Financial Statements, “Derivative Instruments,” for further information.

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

Interest Rate Risk

          Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The Company’s fixed income portfolio is exposed to interest rate risk. The Company’s liabilities are accrued at a static rate from an accounting standpoint. However, management considers the liabilities to have an economic exposure to interest rate risk and manages the net economic exposure to interest rate risk considering both assets and liabilities. Interest rate risk is managed within the context of its SAA process by specifying SAA Benchmarks relative to the estimated duration of its liabilities and managing the fixed income portfolio relative to the Benchmarks such that the overall economic effect of interest rate risk is within management’s risk tolerance. Nevertheless, the Company remains exposed to interest rate risk with respect to the Company’s overall net asset position and more generally from an accounting standpoint since the assets are marked to market, while liabilities are accrued at a static rate.

          In addition, while the Company’s debt is not carried at fair value and not adjusted for market changes, changes in market interest rates could have an impact on debt values at the time of any refinancing.

Foreign Currency Exchange Rate Risk

          Many of the Company’s non-U.S. subsidiaries maintain both assets and liabilities in local currencies, therefore, foreign exchange risk is generally limited to net assets denominated in foreign currencies.

          Foreign currency exchange rate gains and losses in the Company’s Statement of Income arise for accounting purposes when net assets or liabilities are denominated in foreign currencies that differ from the functional currency of those subsidiaries. While unrealized foreign exchange gains and losses on underwriting balances are reported in earnings, the offsetting unrealized gains and losses on invested assets are recorded as a separate component of shareholders’ equity, to the extent that the asset currency does not match that entity’s functional currency. This results in an accounting mismatch that will result in foreign exchange gains or losses in the consolidated statements of income depending on the movement in certain currencies. The Company has formed several branches with Euro and U.K. sterling functional currencies and continues to focus on attempting to limit exposure to foreign exchange risk.

          Foreign currency exchange rate risk in general is reviewed as part of the Company’s risk management framework. Within its asset liability framework for the investment portfolio, the Company pursues a general policy of holding the assets and liabilities in the same currency and as such the Company is not generally exposed to the risks associated with foreign exchange movements within its investment portfolio as currency impacts on the assets are generally matched by corresponding impacts on the related liabilities. However, locally-required capital levels are invested in local currencies in order to satisfy regulatory requirements and to support local insurance operations and are not matched by related liabilities. Foreign exchange contracts within the investment portfolio may be utilized to manage individual portfolio foreign exchange exposures, subject to investment management service providers’ guidelines established by management. These contracts are generally not designated as specific hedges for financial reporting purposes and, therefore, realized and unrealized gains and losses on these contracts are recorded in income in the period in which they occur. These contracts generally have maturities of three months or less. The Company may also attempt to manage the foreign exchange volatility arising on certain transactions denominated in foreign currencies. These include, but are not limited to, premium receivable, reinsurance contracts, claims payable and investments in subsidiaries.

          The principal currencies creating foreign exchange risk for the Company are the U.K. sterling, the Euro, the Swiss franc and the Canadian dollar. The following table provides more information on the Company’s net exposures to its principal foreign currencies at December 31, 2011 and December 31, 2010:

(Foreign Currency in Millions)	2011	2010

Euro	52.0	90.3
U.K. Sterling	35.1	2.1
Swiss Franc	153.7	268.4
Canadian Dollar	222.5	247.8

Credit Risk

          Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. The Company is exposed to direct credit risk within its investment portfolio as well as through general counterparties, including customers and reinsurers. The Company manages credit risk within its investment portfolio through its Strategic Asset Allocation framework and its established investment credit policies, which address quality of obligors and counterparties, industry limits, and diversification requirements. The Company’s exposure to market credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads.

          Certain of the Company’s underwriting activities expose it to indirect credit risk in that profitability of certain strategies can correlate with credit events at the issuer level, industry level or country level. The Company manages these risks through established underwriting policies which operate in accordance with established limit and escalation frameworks.

          The Company has an established credit risk governance process delegated to the Credit Sub-Committee of the Enterprise Risk Management Committee. The governance process is designed to ensure that transactions and activities, individually and in the aggregate, are carried out within management’s risk tolerances.

          Credit Risk – Investment Portfolio

          Credit risk in the investment portfolio is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries and countries. A widening of credit spreads will increase the net unrealized loss position, will increase losses associated with credit based non-qualifying derivatives where the Company assumes credit exposure, and, if issuer credit spreads increase significantly for an extended period of time and in a period of increasing defaults, would also likely result in higher other-than-temporary impairments. All else held equal, credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. In addition, market volatility can make it difficult to value certain of the Company’s securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes that could have a material adverse effect on the Company’s consolidated results of operations or financial condition. The credit spread duration in the Company’s fixed income portfolio, excluding the impact of the HTM election, was 3.7 years at December 31, 2011.

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

          The table below shows the Company’s aggregate fixed income portfolio by credit rating in percentage terms of the Company’s aggregate fixed income exposure (including fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased) as at December 31, 2011:

Percentage of Aggregate Fixed Income Portfolio (1) (2)

AAA	51.1%
AA	16.6%
A	22.3%
BBB	7.6%
BB & below	2.3%
Not rated	0.1%

Total (1)	100.0%

(1)	Included in the above are $266.0 million or 0.8% of the portfolio that represents medium term notes rated at the average credit rating of the underlying asset pools backing the notes.

(2)

The credit rating for each asset reflected above was principally determined based on the weighted average rating of the individual securities from Standard & Poor’s, Moody’s Investors Service and Fitch Ratings. U.S. agencies paper, whether with implicit or explicit government support, reflect the credit quality rating of the U.S. government for the purpose of these calculations.

          At December 31, 2011 and 2010, the average credit quality of the Company’s aggregate fixed income investment portfolio was “Aa2/AA,” excluding operating cash. The Company’s $10.7 billion portfolio of government and government related, agency, sovereign and cash holdings were rated “AAA” at December 31, 2011. The Company’s $11.8 billion portfolio of corporates is rated “A.” The Company’s $9.0 billion structured credit portfolio is “AA+” rated.

          The Company is closely monitoring its corporate financial bond holdings given the events of the past four years. The table below summarizes the Company’s significant exposures (defined as bonds issued by financial institutions with an amortized cost in excess of $50.0 million) to corporate bonds of financial issuers held within its available for sale and HTM investment portfolio at December 31, 2011, representing both amortized cost and net unrealized gains (losses):

(U.S. dollars in millions)

Issuer (by Global Ultimate Parent)	Weighted Average Credit Quality (1)	Amortized Cost December 31, 2011 (2)	Unrealized Gain/ (Loss) December 31, 2011

Rabobank Nederland NV	AA+	$169.8	$(2.3)
The Goldman Sachs Group, Inc.	A-	153.8	(8.7)
Lloyds Banking Group plc	AA	146.4	(0.4)
Bank Of America Corporation	A-	128.0	(12.8)
JPMorgan Chase & Co.	A	125.6	(6.6)
National Australia Bank Limited	AA-	118.5	(3.9)
HSBC Holdings plc	A+	117.3	(9.3)
Citigroup Inc.	BBB+	108.4	(6.1)
The Bank Of Nova Scotia	AA	101.6	3.0
Morgan Stanley	A	97.4	(3.1)
Wells Fargo & Company	A+	93.5	2.3
Australia And New Zealand Banking Group Limited	AA-	89.9	(0.5)
H M Government Cabinet Office (RBS Group plc)	AA	85.5	4.1
Westpac Banking Corporation	AA-	83.1	1.3
Canadian Imperial Bank Of Commerce	AA	80.9	2.0
Standard Chartered plc	A	72.7	(3.5)
Nordea Bank AB	AA-	70.9	(1.7)
Credit Suisse Group AG	A+	70.4	(1.8)
UBS AG	A+	70.4	(2.4)
The Bank Of New York Mellon Corporation	AA-	68.7	1.5
BNP Paribas	AA-	68.4	(3.5)
Nationwide Building Society	AA-	67.3	(8.5)
Barclays plc	BBB	64.8	(18.5)
Commonwealth Bank Of Australia	AA-	63.9	(0.8)
Royal Bank Of Canada	AA	61.7	1.5
U.S. Bancorp	A+	60.3	1.1
Bank Of Montreal	AA	58.4	2.0
Svenska Handelsbanken AB	A+	57.7	(2.1)
BPCE	AAA	55.4	0.1
Legal & General Group plc	BBB+	55.2	(7.6)

(1)

The credit rating for each asset reflected above was principally determined based on the weighted average rating of the individual securities from Standard & Poor’s, Moody’s Investors Service and Fitch Ratings. U.S. agencies paper, whether with implicit or explicit government support, reflect the credit quality rating of the U.S. government for the purpose of these calculations.

(2)

Government-guaranteed paper has been excluded from the above figures. Included within all financial bond exposures are covered bonds with a fair value of $368.7 million and amortized cost of $360.2 million.

          Within the Company’s corporate financial bond holdings, the Company is further monitoring its exposures to hybrid securities, representing Tier One and Upper Tier Two securities of various financial institutions. The following table summarizes the top ten exposures to hybrid securities, listed by amortized cost representing both amortized cost and unrealized (losses):

(U.S. dollars in millions)
Issuer (by Global Ultimate Parent)	Tier One Amortized Cost at December 31, 2011	Upper Tier Two Amortized Cost at December 31, 2011	Total Amortized Cost at December 31, 2011	Net Unrealized (Loss) at December 31, 2011

Barclays, Plc	$—	$50.6	$50.6	$(13.2)
Zurich Financial Services.	—	25.6	25.6	(4.7)
Aviva PLC	5.4	19.7	25.1	(8.4)
Nationwide Building Society	24.6	—	24.6	(8.5)
Legal & General Group PLC	—	24.6	24.6	(5.7)
Standard Life PLC	—	21.3	21.3	(5.0)
RSA Insurance Group PLC	—	20.5	20.5	(3.2)
Mitsubishi UFJ Financial Group, Inc.	20.5	—	20.5	(1.1)
The British United Provident Association
Limited	—	20.1	20.1	(5.7)
Danske Bank A/S	8.9	11.1	20.0	(3.2)

Total	$59.4	$193.5	$252.9	$(58.7)

          At December 31, 2011, the top 10 corporate holdings, which exclude government guaranteed and government sponsored enterprises, represented approximately 5.0% of the aggregate fixed income portfolio and approximately 13.2% of all corporate holdings. The top 10 corporate bond holdings listed below represent the direct exposure to the corporations listed below, including their subsidiaries, and excludes any securitized, credit enhanced and collateralized asset or mortgage-backed securities, cash and cash equivalents, pooled notes and any over-the-counter (“OTC”) derivative counterparty exposures, if applicable but does include covered bonds.

Top 10 Corporate Holdings (1)	Percentage of Aggregate Fixed Income Portfolio

Wal-Mart Stores, Inc.	0.6%
Pfizer Inc.	0.6%
General Electric Company	0.5%
Rabobank Nederland NV	0.5%
The Proctor & Gamble Company	0.5%
AT&T Inc.	0.5%
Lloyds Banking Group PLC	0.5%
The Goldman Sachs Group, Inc.	0.5%
BP PLC	0.4%
Glaxosmithkline PLC	0.4%

(1)	Corporate issuers exclude government related/government guaranteed and supported enterprises and cash and cash equivalents.

          As at December 31, 2011, the top 5 corporate sector exposures listed below represented 28.2% of the aggregate fixed income investment portfolio and 78.4% of all corporate holdings.

(U.S. dollars in millions)

Top 5 Sector Exposures	Fair Value	Percentage of Aggregate Fixed Income Portfolio

Financials (1)	$3,737.3	11.2%
Consumer, Non-Cyclical	2,273.4	7.1%
Utilities	1,473.8	4.6%
Communications	985.2	3.0%
Industrial	938.7	2.9%

Total	$9,408.4	28.8%

(1)	Government-guaranteed paper has been excluded from the above figures.

          Within the Company’s fixed income portfolios, the Company is further monitoring its exposures to holdings representing risk in certain Euro-zone countries (Greece, Italy, Ireland, Portugal and Spain). In particular, the Company has government holdings of $27.0 million, corporate holdings of $225.5 million (financials $20.8 million, non-financials $204.7 million) and structured credit holdings totaling $3.2 million in GIIPS. The non-financial corporate holdings primarily consist of securities issued by multinational companies with low reliance on local economics and systemically important industries such as utilities and telecoms. For further detail on the Company’s exposure to the Euro-zone sovereign debt crisis please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Analysis.”

          The Company also has exposure to credit risk associated with its mortgage-backed and asset-backed securities. The table below shows the breakdown of the $9.0 billion structured credit portfolio, of which 78.2% is AAA rated:

(U.S. dollars in millions)	Fair Value	Percentage of Structured Portfolio

CMBS	$974.8	10.8%
Non-Agency RMBS	722.8	8.0%
Core CDO (non-ABS CDOs and CLOs)	662.9	7.4%
Other ABS	1,266.8	14.1%
Agency RMBS	5,381.3	59.7%

Total	$9,008.6	100.0%

          Credit Risk – Other

          Credit derivatives are purchased within the Company’s investment portfolio, have been sold through a limited number of contracts written as part of the Company’s previous financial lines business, and were previously entered into through the Company’s prior reinsurance agreements with Syncora. From time to time, the Company may purchase credit default swaps to hedge an existing position or concentration of holdings. The credit derivatives are recorded at fair value. See Item 8, Note 14 to the Consolidated Financial Statements, “Derivative Instruments,” for further information.

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

          With regards to unpaid losses and loss expenses recoverable and reinsurance balances receivable, the Company has credit risk should any of its reinsurers be unable or unwilling to settle amounts due to the Company; however, these exposures are not marked to market. For further information relating to reinsurer credit risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balances Receivable.”

          The Company is exposed to credit risk in the event of non-performance by the other parties to its derivative instruments in general; however, the Company does not anticipate non-performance. The difference between the notional principal amounts and the associated market value is the Company’s maximum credit exposure.

Equity Price Risk

          Equity price risk is the potential loss arising from changes in the market value of equities. The Company’s equity investment portfolio is exposed to equity price risk. At December 31, 2011, the Company’s equity portfolio was approximately $376.6 million as compared to $84.8 million at December 31, 2010. This excludes fixed income fund investments of $91.6 million that generally do not have the risk characteristics of equity investments but are treated as equity investments under GAAP. At December 31, 2011 and 2010, the Company’s direct allocation to equity securities was 1.1% and a negligible percentage, respectively, of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased). The Company also estimates the equity risk embedded in certain alternative and private investments. Such estimates are derived from market exposures provided to the Company by certain individual fund investments and/or internal statistical analyses.

Other Market Risks

          The Company’s private investment portfolio is invested in limited partnerships and other entities which are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments, and risks specific to startup or small companies. As at December 31, 2011, the Company’s exposure to private investments, excluding unfunded commitments, was $288.4 million representing 0.9% of the fixed income portfolio compared to $331.7 million as at December 31, 2010.

          The Company’s alternative investment portfolio, which is exposed to equity and credit risk as well as certain other market risks, had a total exposure of $1,027.2 million, representing approximately 3.1% of the investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) at December 31, 2011, as compared to December 31, 2010, where the Company had a total exposure of $933.5 million representing approximately 2.8% of the investment portfolio.

          At December 31, 2011, bond and stock index futures outstanding had a net long position of $12.6 million as compared to a net long position of $14.1 million at December 31, 2010. The Company may reduce its exposure to these futures through offsetting transactions, including options and forwards.

          As noted above, the Company also invests in certain derivative positions that can be impacted by market value movements. For further details on derivative instruments see Item 8, Note 14, “Derivative Instruments,” to the Consolidated Financial Statements.

Sensitivity and Value-at-Risk Analysis

          Value-at-Risk (“VaR”) is central to the Company’s market risk management framework for its investment portfolio. VaR is a statistical risk measure representing a specific percentile of estimated potential mark-to-market portfolio returns in normal market conditions over a specific time horizon.

          The Company estimates the VaR of the investment portfolio, the P&C investment portfolio and the Life investment portfolio, using a one year holding period and a 95% level of confidence. This means that, on average, the Company could expect mark-to-market losses greater than predicted by the VaR results 5% of the time, or once every 20 years.

          The calculation of VaR is performed monthly using an analytical, or variance-covariance approach, based on the linear sensitivity of the investment portfolio and individual securities to a broad set of systematic market risk factors and idiosyncratic risk factors. The Company estimates the parametric sensitivity of every security in the investment portfolio to changes in key interest rates, spreads, implied volatility and equities. The parametric exposures are summed using the appropriate investment portfolio weights to compute the investment portfolio’s exposure to these systematic and idiosyncratic market risk factors.

          The modeling of risk, as measured by VaR, involves a number of assumptions and approximations. While the Company believes that its assumptions and approximations are appropriate, there is no uniform industry methodology for calculating VaR. The Company notes that different VaR results can be produced for the same portfolio dependent not only on the approach used but also on the assumptions employed when implementing the approach.

          The VaR approach uses historical data to determine the sensitivity of each of the underlying securities to the risk factors incorporated into the pricing models employed in the VaR estimates. In calculating these sensitivities, greater importance is placed on the more recent data points and information. Since the VaR approach is based on historical positions and market data, VaR results should not be viewed as an absolute and predictive gauge of future financial performance or as a way for the Company to predict risk. There is no assurance that the Company’s actual future losses will not exceed its VaR and the Company expects that 5% of the time the VaR will be exceeded.

          Additionally, the Company acknowledges the fact that risks associated with abnormal market events can be significantly different from the VaR results and these are by definition not reflected or assessed in the VaR analysis, rather this is evaluated using the Company’s stress testing framework.

          The table below summarizes the Company’s assessment of the estimated impact on the value of the Company’s investment portfolio at December 31, 2011 associated with an immediate and hypothetical: +100bps increase in interest rates, a -10% decline in equity markets, a +100bps widening in spreads and a +10% widening in spreads. The table also reports the 95%, 1-year VaRs for the Company’s investment portfolios at December 31, 2011, excluding foreign exchange.

          The interest rate, spread risk, and VaR referenced in the table below include the impact of market movements on the Company’s held to maturity fixed maturities from the Company’s Life investment portfolios. While the market value of these holdings is sensitive to prevailing interest rates and credit spreads, the Company’s book value is not impacted as these holdings are carried at amortized cost. At December 31, 2011, if the Company were to exclude these impacts in order to present the impact of these risks to the Company’s book value, the interest rate risk would be reduced by approximately $302.4 million, absolute spread risk would be reduced by approximately $202.1 million, relative spread risk would be reduced by approximately $31.7 million, and VaR would be reduced by approximately $327.1 million.

          The table below excludes the impact of foreign exchange rate risk on the Company’s investment portfolio. The Company’s investment portfolio is managed on an asset-liability matched basis, and, accordingly, any foreign exchange movements impact the assets and liabilities equally. See foreign exchange rate risk for further details. The Company considers that the investment portfolio VaR estimated results as well as the P&C and Life investment portfolios VaR estimated results excluding foreign exchange rate risk are the more relevant and appropriate metrics to consider when assessing the actual risk of the investment portfolio.

          The estimated results below also do not include any risk contributions from our various operating affiliates (strategic, investment manager or financial operating affiliates) or certain other investments that are carried at amortized cost.

(U.S. dollars in thousands)	Interest Rate Risk(1)	Equity Risk (2)	Absolute Spread Risk (3)	Relative Spread Risk (4)	VaR (5)(6)

Total Investment Portfolio (7)	$(1,263.9)	$(87.9)	$(1,220.3)	$(241.7)	$1,380.3
A. P&C Investment Portfolio	$(725.8)	$(87.9)	$(766.7)	$(125.3)	$783.6
(I) P&C Fixed Income Portfolio	(725.8)	—	(766.7)	(125.3)	824.6
(a) Cash & Short Term Investments	(7.5)	—	—	—	10.5
(b) Total Government-Related	(255.8)	—	(174.6)	(8.6)	249.2
(c) Total Corporate Credit	(301.7)	—	(335.4)	(61.4)	399.6
(d) Total Structured Credit	(160.9)	—	(257.5)	(55.4)	247.1
(II) P&C Non-Fixed Income Portfolio	—	(87.9)	—	—	211.4
(e) Equity Portfolio	—	(38.7)	—	—	141.7
(f) Alternative Portfolio	—	(19.9)	—	—	61.9
(g) Private Investments	—	(29.3)	—	—	95.3
B. Life Investment Portfolio	$(526.2)	$—	$(416.4)	$(113.5)	$694.3
(III) Life Fixed Income Portfolio	(526.2)	—	(416.4)	(113.5)	694.3
(i) Cash & Short Term Investments	(0.0)	—	—	—	0.2
(j) Total Government-Related	(217.1)	—	(77.1)	(5.9)	318.8
(k) Total Corporate Credit	(257.3)	—	(279.4)	(85.8)	359.7
(l) Total Structured Credit	(51.8)	—	(59.9)	(21.8)	68.4
(IV) Life Non-Fixed Income Portfolio	—	—	—	—	—

(1)	The estimated impact on the fair value of the Company’s fixed income portfolio of an immediate hypothetical +100 bps adverse parallel shift in global bond curves.
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

(3)

The estimated impact on the fair value of the Company’s fixed income portfolio of an immediate hypothetical +100 basis point increase in all global government-related corporate and structured credit spreads to which the Company’s fixed income portfolio is exposed. This excludes exposure to credit spreads in the Company’s alternative investments, private investments and counterparty exposure.

(4)

The estimated impact on the fair value of the Company’s fixed income portfolio of an immediate hypothetical +10% increase in all global government-related corporate and structured credit spreads to which the Company’s fixed income portfolio is exposed. This excludes exposure to credit spreads in the Company’s alternative investments, private investments and counterparty exposure.

(5)

The VaR results are based on a 95% confidence interval, with a one year holding period, excluding foreign exchange rate risk. The Company’s investment portfolio VaR at December 31, 2011 is not necessarily indicative of future VaR levels.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

XL GROUP PLC

CONSOLIDATED BALANCE SHEETS AS AT DECEMBER 31, 2011 AND 2010

(U.S. dollars in thousands, except share data)	2011	2010

ASSETS
Investments:
Fixed maturities, at fair value (amortized cost: 2011, $25,771,715; 2010, $27,322,842)	$26,190,025	$27,142,105
Equity securities, at fair value (cost: 2011, $480,685; 2010, $56,737)	468,197	84,767
Short-term investments, at fair value (amortized cost: 2011, $359,378; 2010, $450,491)	359,063	450,681

Total investments available for sale	27,017,285	27,677,553
Fixed maturities, held to maturity at amortized cost (fair value: 2011, $2,895,688; 2010, $2,742,626)	$2,668,978	$2,728,335
Investments in affiliates	1,052,729	1,127,181
Other investments	985,262	893,570

Total investments	31,724,254	32,426,639
Cash and cash equivalents	3,825,125	3,022,868
Accrued investment income	331,758	350,091
Deferred acquisition costs	668,017	633,035
Ceded unearned premiums	596,895	625,654
Premiums receivable	2,411,611	2,414,912
Reinsurance balances receivable	220,017	171,327
Unpaid losses and loss expenses recoverable	3,654,948	3,671,887
Receivable from investments sold	59,727	21,716
Goodwill and other intangible assets	407,321	839,508
Deferred tax asset	115,601	143,525
Other assets	610,803	694,782

Total assets	$44,626,077	$45,015,944

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$20,613,901	$20,531,607
Deposit liabilities	1,608,108	1,684,606
Future policy benefit reserves	4,845,394	5,075,127
Unearned premiums	3,555,310	3,484,830
Notes payable and debt	2,275,327	2,457,003
Reinsurance balances payable	90,552	122,250
Payable for investments purchased	58,494	34,315
Deferred tax liability	98,420	105,667
Other liabilities	711,161	835,590

Total liabilities	$33,856,667	$34,330,995

Commitments and Contingencies
Non-controlling interest - Redeemable Series C preference ordinary shares, 20,000,000 authorized, par value $0.01; Issued and outstanding: (2011, nil; 2010, 2,876,000)	$—	$71,900
Shareholders’ Equity:
Ordinary shares, 999,990,000 authorized, par value $0.01; Issued and outstanding: (2011, 315,645,796; 2010, 316,396,289)	3,157	3,165
Additional paid in capital	8,938,678	8,993,016
Accumulated other comprehensive income	583,064	100,795
Retained earnings (deficit)	(99,961)	513,777

Shareholders’ equity attributable to XL Group plc	$9,424,938	$9,610,753
Non-controlling interest in equity of consolidated subsidiaries	1,344,472	1,002,296

Total shareholders’ equity	$10,769,410	$10,613,049

Total liabilities, redeemable preference ordinary shares and shareholders’ equity	$44,626,077	$45,015,944

See accompanying Notes to Consolidated Financial Statements

XL GROUP PLC

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(U.S. dollars in thousands, except per share amounts)	2011	2010	2009

Revenues:
Net premiums earned	$5,690,130	$5,414,061	$5,706,840
Net investment income	1,137,769	1,198,038	1,319,823
Realized investment gains (losses):
Net realized gains (losses) on investments sold	(28,187)	(65,670)	(108,979)
Other-than-temporary impairments on investments	(174,102)	(170,643)	(992,202)
Other-than-temporary impairments on investments transferred to (from) other comprehensive income	13,930	(34,490)	179,744

Total net realized (losses) on investments	(188,359)	(270,803)	(921,437)
Net realized and unrealized (losses) on derivative instruments	(10,738)	(33,843)	(33,647)
Income (loss) from investment fund affiliates	26,253	51,102	78,867
Fee income and other	41,748	40,027	43,201

Total revenues	$6,696,803	$6,398,582	$6,193,647

Expenses:
Net losses and loss expenses incurred	$4,078,391	$3,211,800	$3,168,837
Claims and policy benefits	535,074	513,833	677,562
Acquisition costs	826,411	788,258	853,558
Operating expenses	1,082,479	971,105	1,055,823
Exchange (gains) losses	(40,640)	(10,161)	84,813
Interest expense	205,592	213,643	216,504
Loss on termination of guarantee	—	23,500	—
Impairment of goodwill	429,020	—	—
Amortization of intangible assets	1,438	1,858	1,836

Total expenses	$7,117,765	$5,713,836	$6,058,933

Income (loss) before income tax and income (loss) from operating affiliates	$(420,962)	$684,746	$134,714
Provision for income tax	59,707	162,737	120,307
Income (loss) from operating affiliates	76,786	121,372	60,480

Net income (loss)	$(403,883)	$643,381	$74,887
Non-controlling interests	(70,877)	(39,831)	104

Net income (loss) attributable to XL Group plc	$(474,760)	$603,550	$74,991
Preference share dividends	—	(34,694)	(80,200)
Gain on redemption of Redeemable Series C preference ordinary shares	—	16,616	211,816

Net income (loss) attributable to ordinary shareholders	$(474,760)	$585,472	$206,607

Weighted average ordinary shares and ordinary share equivalents outstanding – basic	312,896	336,283	340,612
Weighted average ordinary shares and ordinary share equivalents outstanding – diluted	312,896	337,709	340,966

Earnings (loss) per ordinary share and ordinary share equivalent – basic	$(1.52)	$1.74	$0.61

Earnings (loss) per ordinary share and ordinary share equivalent – diluted	$(1.52)	$1.73	$0.61

See accompanying Notes to Consolidated Financial Statements

XL GROUP PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(U.S. dollars in thousands)	2011	2010	2009

Net income (loss) attributable to XL Group plc	$(474,760)	$603,550	$74,991
Impact of adoption of new authoritative OTTI guidance, net of taxes	—	—	(229,670)
Impact of adoption of new authoritative embedded derivative guidance, net of taxes	—	31,917	—
Change in net unrealized gains (losses) on investments, net of tax	446,427	997,066	2,376,556
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	25,269	44,314	14,464
Change in OTTI losses recognized in other comprehensive income, net of tax	39,456	124,906	(123,343)
Change in underfunded pension liability	(2,622)	(2,619)	(3,427)
Change in value of cash flow hedge	439	439	438
Change in net unrealized gains (losses) on future policy benefit reserves	—	(3,714)	6,554
Foreign currency translation adjustments	(26,700)	50,953	180,888

Comprehensive income (loss)	$7,509	$1,846,812	$2,297,451

See accompanying Notes to Consolidated Financial Statements

XL GROUP PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(U.S. dollars in thousands)	2011	2010	2009

Non-controlling Interest in Equity of Consolidated Subsidiaries:
Balance – beginning of year	$1,002,296	$2,305	$1,598
Non-controlling interests	(83)	4	(104)
Non-controlling interest share in change in AOCI	(2,241)	(13)	811
Transfer from Series E preference ordinary shares and additional paid in capital	—	1,000,000	—
Issuance of Series D preference ordinary shares	350,000	—	—
Purchase of Series D preference ordinary shares	(5,000)	—	—
Purchase of Series E preference ordinary shares	(500)	—	—

Balance – end of year	$1,344,472	$1,002,296	$2,305

Series E preference ordinary shares:
Balance – beginning of year	$—	$10	$10
Transfer to non-controlling interest in equity of consolidated subsidiaries	—	(10)	—

Balance – end of year	$—	$—	$10

Ordinary Shares:
Balance – beginning of year	$3,165	$3,421	$3,308
Issuance of ordinary shares	308	—	114
Exercise of stock options	1	—	—
Buybacks of ordinary shares	(317)	(256)	(1)

Balance – end of year	$3,157	$3,165	$3,421

Additional paid in capital:
Balance – beginning of year	$8,993,016	$10,474,688	$9,792,371
Issuance of ordinary shares	572,707	1,109	741,177
Buybacks of ordinary shares	(666,705)	(521,664)	(625)
Transfer to non-controlling interest in equity of consolidated subsidiaries	—	(999,990)	—
Dividends on Series E preference ordinary shares	—	—	(42,126)
Dividends on ordinary shares	—	—	(68,389)
Exercise of stock options, net of tax	1,333	1,182	—
Share based compensation expense	38,327	37,691	52,280

Balance – end of year	$8,938,678	$8,993,016	$10,474,688

Accumulated Other Comprehensive Income:
Balance – beginning of year	$100,795	$(1,142,467)	$(3,364,927)
Impact of adoption of new authoritative OTTI guidance, net of taxes	—	—	(229,670)
Impact of adoption of new authoritative embedded derivative guidance, net of taxes	—	31,917	—
Change in net unrealized gains (losses) on investments, net of tax	446,427	997,066	2,376,556
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	25,269	44,314	14,464
Change in OTTI losses recognized in other comprehensive income, net of tax	39,456	124,906	(123,343)
Change in underfunded pension liability	(2,622)	(2,619)	(3,427)
Change in value of cash flow hedge	439	439	438
Change in net unrealized gain (loss) on future policy benefit reserves	—	(3,714)	6,554
Foreign currency translation adjustments	(26,700)	50,953	180,888

Balance – end of year	$583,064	$100,795	$(1,142,467)

Retained (Deficit) Earnings:
Balance – beginning of year	$513,777	$94,460	$(315,529)
Impact of adoption of new authoritative OTTI guidance, net of tax	—	—	229,670
Impact of adoption of new authoritative embedded derivative guidance, net of taxes	—	(31,917)	—
Net income (loss) attributable to XL Group plc	(474,760)	603,550	74,991
Dividends on ordinary shares	(138,978)	(134,238)	(68,415)
Dividends on Redeemable Series C and Series E preference ordinary shares	—	(34,694)	(38,073)
Gain on redemption of Redeemable Series C preference ordinary shares	—	16,616	211,816

Balance – end of year	$(99,961)	$513,777	$94,460

Total shareholders’ equity	$10,769,410	$10,613,049	$9,432,417

See accompanying Notes to Consolidated Financial Statements

XL GROUP PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(U.S. dollars in thousands)	2011	2010	2009

Cash Flows Provided by (used in) Operating Activities:
Net income (loss)	$(403,883)	$643,381	$74,887
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized losses on investments	188,359	270,803	921,437
Net realized and unrealized losses on derivative instruments	10,738	33,843	33,647
Amortization of premiums (discounts) on fixed maturities	120,130	60,869	(8,183)
(Income) loss from investment and operating affiliates	(103,039)	(172,474)	(139,347)
Impairment of goodwill	429,020	—	—
Share based compensation	29,377	31,291	32,231
Depreciation	49,800	40,423	56,078
Accretion of deposit liabilities	82,799	104,311	88,752
Unpaid losses and loss expenses	243,040	(207,526)	(1,120,074)
Future policy benefit reserves	(171,618)	(197,570)	(340,690)
Unearned premiums	95,393	(133,955)	(675,946)
Premiums receivable	(31,286)	94,649	634,893
Unpaid losses and loss expenses recoverable	(2,168)	(74,242)	443,510
Ceded unearned premiums	21,532	83,246	204,442
Reinsurance balances receivable	(49,286)	201,479	191,462
Deferred acquisition costs	(41,881)	12,235	64,736
Reinsurance balances payable	(31,846)	(253,213)	(368,928)
Deferred tax asset - net	(43,583)	104,111	(3,959)
Derivatives	93,796	123,027	(202,162)
Other assets	(10,685)	(22,483)	70,331
Other liabilities	(107,385)	(78,176)	(132,951)
Other	(40,122)	(69,273)	133,074

Total adjustments	$731,085	$(48,625)	$(117,647)

Net cash provided by (used in) operating activities	$327,202	$594,756	$(42,760)

Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$5,091,375	$5,206,690	$12,049,552
Proceeds from redemption of fixed maturities and short-term investments	3,595,922	2,851,815	4,594,672
Proceeds from sale of equity securities	205,736	115,839	394,002
Purchases of fixed maturities and short-term investments	(7,529,962)	(8,098,862)	(17,481,304)
Purchases of equity securities	(631,169)	(157,963)	(19,827)
Net dispositions of investment affiliates	136,281	319,108	770,883
(Acquisition) disposition of subsidiaries, net of cash acquired	—	—	41,446
Other investments, net	(36,080)	24,854	(134,781)

Net cash provided by (used in) investing activities	$832,103	$261,481	$214,643

See accompanying Notes to Consolidated Financial Statements

XL GROUP PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009 (Continued)

(U.S. dollars in thousands)	2011	2010	2009

Cash Flows (Used in) Provided by Financing Activities:
Proceeds from issuance of ordinary shares and exercise of stock options	$576,333	$1,182	$745,000
Proceeds from issuance of Series D preference ordinary shares	349,180	—	—
Buybacks of ordinary shares	(667,022)	(522,024)	(626)
Repurchase of Redeemable Series C preference ordinary shares	(71,801)	(94,157)	(104,718)
Repurchase of Series D preference ordinary shares	(3,650)	—	—
Repurchase of Series E preference ordinary shares	(465)	—	—
Dividends paid on ordinary shares	(138,050)	(133,748)	(136,757)
Dividends paid on preference ordinary shares	—	(40,385)	(88,251)
Distributions to non-controlling interests	(71,483)	(37,392)	—
Proceeds from issuance of debt	395,859	—	—
Repayment of debt	(575,000)	—	(745,000)
Deposit liabilities	(152,617)	(646,819)	(389,575)
Collateral received on securities lending	—	—	108,906
Collateral returned on securities lending	—	—	(351,568)

Net cash (used in) provided by financing activities	$(358,716)	$(1,473,343)	$(962,589)

Effects of exchange rate changes on foreign currency cash	1,668	(3,723)	80,577
Increase (decrease) in cash and cash equivalents	802,257	(620,829)	(710,129)
Cash and cash equivalents – beginning of year	3,022,868	3,643,697	4,353,826

Cash and cash equivalents – end of year	$3,825,125	$3,022,868	$3,643,697

Net taxes paid	$106,666	$75,429	$134,948
Interest paid on notes payable and debt	$149,133	$162,086	$172,927

See accompanying Notes to Consolidated Financial Statements

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

1. GENERAL

          XL Group plc, through its operating subsidiaries (collectively the “Company” or “XL”), is a leading provider of insurance and reinsurance coverages to industrial, commercial and professional firms, insurance companies and other enterprises on a worldwide basis. The Company and its various subsidiaries operate globally in 24 countries, through its three business segments: Insurance, Reinsurance and Life operations. These segments are further discussed in Note 4, “Segment Information.”

          For periods prior to July 1, 2010, unless the context otherwise indicates, references herein to the “Company” are to, and these financial statements include the accounts of, XLIT Ltd. (formerly, XL Capital Ltd), a Cayman Islands exempted company (“XL-Cayman”), and its consolidated subsidiaries. For periods subsequent to July 1, 2010, unless the context otherwise indicates, references herein to the “Company” are to, and these financial statements include the accounts of, XL Group plc, an Irish public limited company (“XL-Ireland”), and its consolidated subsidiaries.

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

          As described initially in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2011, as part of the Redomestication, neither the Redeemable Series C preference ordinary shares nor the Series E preference ordinary shares were transferred from XL-Cayman to XL-Ireland. Accordingly, subsequent to July 1, 2010, these instruments represent non-controlling interests in the consolidated financial statements of the Company. The Redeemable Series C preference ordinary shares should have been reclassified as Non-controlling interest – Redeemable Series C preference ordinary shares and the Series E preference ordinary shares should have been reclassified as Non-controlling interest in equity of consolidated subsidiaries. As a result, during the annual period ended December 31, 2010, amounts related to the Redeemable Series C preference ordinary shares and the Series E preference ordinary shares were not correctly classified in the consolidated financial statements of the Company. Management believes that the misclassifications are not material to the previously issued financial statements and accordingly, the Company has revised the December 31, 2010 financial statements in this report. The details of these classification errors are provided below for the annual period ended December 31, 2010. None of the revised classifications affected our total shareholders’ equity, net income or net income attributable to ordinary shareholders in any period. Details of the reclassifications are as follows:

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
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

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

          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant areas of estimation include:

•	unpaid losses and loss expenses and unpaid losses and loss expenses recoverable;

•	future policy benefit reserves;

•	valuation and other-than-temporary impairments of investments;

•	income taxes;

•	reinsurance premium estimates; and

•	goodwill carrying value.

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
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

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

          Fair values of investments and derivatives are based on published market values if available, estimates of fair values of similar issues, or estimates of fair values provided by independent pricing services and brokers. Fair values of financial instruments for which quoted market prices are not available or for which the company believes current trading conditions represent distressed markets are based on estimates using present value or other valuation techniques. The fair values estimated using such techniques are significantly affected by the assumptions used, including the discount rates and the estimated amounts and timing of future cash flows. In such instances, the derived fair value estimates cannot be substantiated by comparison to independent markets and are not necessarily indicative of the amounts that would be realized in a current market exchange.

(c) Total Investments

          Investments Available For Sale

          Investments that are considered available for sale (comprised of the Company’s fixed maturities, equity securities and short-term investments) are carried at fair value. The fair values for available for sale investments are generally sourced from third parties. The fair value of fixed income securities is based upon quoted market values where available, “evaluated bid” prices provided by third party pricing services (“pricing services”) where quoted market values are not available, or by reference to broker or underwriter

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c) Total Investments (Continued)

bid indications where pricing services do not provide coverage for a particular security. To the extent the Company believes current trading conditions represent distressed transactions, the Company may elect to utilize internally generated models. The pricing services use market approaches to valuations using primarily Level 2 inputs in the vast majority of valuations, or some form of discounted cash flow analysis, to obtain investment values for a small percentage of fixed income securities for which they provide a price. Pricing services indicate that they will only produce an estimate of fair value if there is objectively verifiable information available to produce a valuation. Standard inputs to the valuations provided by the pricing services listed in approximate order of priority for use when available include: reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data. The pricing services may prioritize inputs differently on any given day for any security, and not all inputs listed are available for use in the evaluation process on any given day for each security evaluation; however, the pricing services also monitor market indicators and industry and economic events. Information of this nature is a trigger to acquire further corroborating market data. When these inputs are not available, they identify “buckets” of similar securities (allocated by asset class types, sectors, sub-sectors, contractual cash flows/structure, and credit rating characteristics) and apply some form of matrix or other modeled pricing to determine an appropriate security value which represents their best estimate as to what a buyer in the marketplace would pay for a security in a current sale. While the Company receives values for the majority of the investment securities it holds from pricing services, it is ultimately management’s responsibility to determine whether the values received and recorded in the financial statements are representative of appropriate fair value measurements. It is common industry practice to utilize pricing services as a source for determining the fair values of investments where the pricing services are able to obtain sufficient market corroborating information to allow them to produce a valuation at a reporting date. In addition, in the majority of cases, although a value may be obtained from a particular pricing service for a security or class of similar securities, these values are corroborated against values provided by other pricing services.

          Broker/dealer quotations are used to value fixed maturities where prices are unavailable from pricing services due to factors specific to the security such as limited liquidity, lack of current transactions, or trades only taking place in privately negotiated transactions. These are considered Level 3 valuations, as significant inputs utilized by brokers may be difficult to corroborate with observable market data, or sufficient information regarding the specific inputs utilized by the broker was not available to support a Level 2 classification.

          Prices provided by independent pricing services and independent broker quotes can vary widely even for the same security. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts. During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of the Company’s securities, for example, collateralized loan obligations (“CLOs”), Alt-A and sub-prime mortgage backed securities, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, more securities may fall to Level 3, meaning that more subjectivity and management judgment is required with regard to fair value. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods that are more sophisticated or require greater estimation, thereby resulting in values that may be different than the value at which the investments may be ultimately sold.

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
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

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

          All investment transactions are recorded on a trade date basis. Realized gains and losses on sales of equities and fixed income investments are determined on a first-in, first-out basis. Investment income is recognized when earned and includes interest and dividend income together with the amortization of premium and discount on fixed maturities and short-term investments. Amortization of discounts on fixed maturities includes amortization to expected recovery values for investments that have previously been recorded as other than temporarily impaired. For mortgage-backed securities, and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Prepayment fees or call premiums that are only payable to the Company when a security is called prior to its maturity are earned when received and reflected in net investment income.

          Investments Held to Maturity

          Investments classified as held to maturity include securities for which the Company has the ability and intent to hold to maturity and are carried at amortized cost. For details see Note 5, “Investments.”

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

          The Company generally records its alternative and private equity fund affiliates on a one month and three month lag, respectively, and its operating affiliates on a three month lag. Significant influence is generally deemed to exist where the Company has an investment of 20% or more in the common stock of a corporation or an investment of 3% or more in closed end funds, limited partnerships, LLCs or similar investment vehicles. Significant influence is considered for other strategic investments on a case-by-case basis. Investments in affiliates are not subject to fair value measurement guidance as they are not considered to be fair value measured investments under U.S. GAAP. However, impairments associated with investments in affiliates that are deemed to be other-than-temporary are calculated in accordance with fair value measurement guidance and appropriate disclosures included within the financial statements during the period the losses are recorded.

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

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c) Total Investments (Continued)

          Fair values for other investments, principally other direct equity investments, investment funds and limited partnerships, are primarily based on the net asset value provided by the investment manager, the general partner or the respective entity, recent financial information, available market data and, in certain cases, management judgment may be required. These entities generally carry their trading positions and investments, the majority of which have underlying securities valued using Level 1 or Level 2 inputs, at fair value as determined by their respective investment managers; accordingly, these investments are generally classified as Level 2. Private equity investments are classified as Level 3. The net unrealized gain or loss on investments, net of tax, is included in “Accumulated other comprehensive income (loss).” Any unrealized loss in value considered by management to be other-than-temporary is charged to income in the period that it is determined.

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

          The Company historically participated in structured transactions that include cash loans supporting project finance transactions, providing liquidity facility financing to a structured project deal in 2009 and the Company also invested in a payment obligation with an insurance company. These transactions are carried at amortized cost. For further details see Note 3, “Fair Value Measurements,” and Note 7, “Other Investments.”

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

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d) Premiums and Acquisition Costs (Continued)

          The Company has periodically written retroactive loss portfolio transfer (“LPT”) contracts. These contracts are evaluated to determine whether they meet the established criteria for reinsurance accounting, and, if so, at inception, written premiums are fully earned and corresponding losses and loss expense recognized. The contracts can cause significant variances in gross premiums written, net premiums written, net premiums earned, and net incurred losses in the years in which they are written. Reinsurance contracts sold not meeting the established criteria for reinsurance accounting are recorded using the deposit method.

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

(g) Other–Than-Temporary Impairments (“OTTI”) of Available for Sale and Held to Maturity Securities

          The Company’s process for identifying declines in the fair value of investments that are other-than-temporary involves consideration of several factors. These primary factors include (i) an analysis of the liquidity, business prospects and financial condition of the issuer including consideration of credit ratings, (ii) the significance of the decline, (iii) an analysis of the collateral structure and other credit support, as applicable, of the securities in question, and (iv) for debt securities, whether the Company intends to sell such securities. In addition, the authoritative guidance requires that OTTI for certain asset backed and mortgage backed securities is recognized if the fair value of the security is less than its discounted cash flow value and there has been a decrease in the present value of the expected cash flows since the last reporting period. Where the Company’s analysis of the above factors results in the Company’s conclusion that declines in fair values are other-than-temporary, the cost of the security is written down to discounted cash flow and a portion of the previously unrealized loss is therefore realized in the period such determination is made.

          If the Company intends to sell an impaired debt security, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, the impairment is other-than-temporary and is recognized currently in earnings in an amount equal to the entire difference between fair value and amortized cost.

          From April 1, 2009, in instances in which the Company determines that a credit loss exists but the Company does not intend to sell the security, and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining amortized cost basis, the OTTI is separated into (1) the amount of the total impairment related to the credit loss and (2) the amount of the total impairment related to all other factors (i.e. the noncredit portion). The amount of the total OTTI related to the credit loss is recognized in earnings and the amount of the total OTTI related to all other factors is recognized in accumulated other comprehensive loss. The total OTTI is presented in the income statement with an offset for the amount of the total OTTI that is recognized in accumulated other comprehensive loss. Absent the intent or requirement to sell a security, if a credit loss does not exist, any impairment is considered to be temporary.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g) Other-Than-Temporary Impairments (“OTTI”) of Available for Sale and Held to Maturity Securities (Continued)

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

          There are risks and uncertainties associated with determining whether declines in the fair value of investments are other-than-temporary. These include subsequent significant changes in general economic conditions as well as specific business conditions affecting particular issuers, the Company’s liability profile, subjective assessment of issue-specific factors (seniority of claims, collateral value, etc.), future financial market effects, stability of foreign governments and economies, future rating agency actions and significant disclosure of accounting, fraud or corporate governance issues that may adversely affect certain investments. In addition, significant assumptions and management judgment are involved in determining if the decline is other-than-temporary. If management determines that a decline in fair value is temporary, then a security’s value is not written down at that time. However, there are potential effects upon the Company’s future earnings and financial position should management later conclude that some of the current declines in the fair value of the investments are other-than-temporary declines. For further details on the factors considered in evaluation of OTTI see Note 5, “Investments.”

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

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

          Certain OTC derivatives trade in less liquid markets with limited pricing information, or required model inputs which are not directly market corroborated, which causes the determination of fair value for these derivatives to be inherently more subjective. Accordingly, such derivatives are classified within Level 3 of the fair value hierarchy. The valuations of less standard or liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Level 1 and Level 2 inputs are regularly updated to reflect observable market changes. Level 3 inputs are only changed when corroborated by evidence such as similar market transactions, pricing services and/or broker or dealer quotations. The Company conducts its non-hedging derivatives activities in three main areas: investment related derivatives, credit derivatives and other non-investment related derivatives; until early 2009, it also utilized weather and energy derivatives.

          The Company uses derivative instruments, primarily interest rate swaps, to manage the interest rate exposure associated with certain assets and liabilities. These derivatives are recorded at fair value. On the date the derivative contract is entered into, the Company may designate the derivative as a hedge of the fair value of a recognized asset or liability (“fair value” hedge); a hedge of the variability in cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset or liability (“cash flow” hedge); or a hedge of a net investment in a foreign operation; or the Company may not designate any hedging relationship for a derivative contract. In addition, the Company previously wrote a number of resettable strike swaps contracts relating to an absolute return index and diversified basket of funds, all of which are recorded within Investment Related Derivatives – Financial Market Exposures. These resettable strike swaps have all expired at December 31, 2011.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h) Derivative Instruments (Continued)

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

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h) Derivative Instruments (Continued)

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

(k) Goodwill and Other Intangible Assets

          The Company has recorded goodwill in connection with various acquisitions in prior years. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In accordance with accounting guidance over goodwill and other intangible assets, the Company tests goodwill for potential impairment annually as of June 30 and between annual tests if an event occurs or circumstances change that may indicate that potential exists for the fair value of a reporting unit to be reduced to a level below its carrying amount. For further details on the factors considered in the goodwill impairment evaluation see Note 8, “Goodwill and Other Intangible Assets.”

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

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k) Goodwill and Other Intangible Assets (Continued)

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

(l) Losses and Loss Expenses

          Unpaid losses and loss expenses include reserves for reported unpaid losses and loss expenses and for losses incurred but not reported. The reserve for reported unpaid losses and loss expenses for the Company’s property and casualty operations is established by management based on claims reported from insureds or amounts reported from ceding companies, and represent the estimated ultimate cost of events or conditions that have been reported to or specifically identified by the Company.

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

          Certain workers’ compensation and U.K. motor liability claims liabilities are considered fixed and determinable and are subject to tabular reserving. Reserves associated with these liabilities are discounted.

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
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

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

          Certain life insurance and annuity contracts provide the holder with a guarantee that the benefit received upon death will be no less than a minimum prescribed amount. The contracts are accounted for in accordance with the authoritative guidance on Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Separate Accounts, which requires that the best estimate of future experience be combined with actual experience to determine the benefit ratio used to calculate the policy benefit reserve.

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

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(p) Stock Plans

          The Company adopted authoritative guidance on the fair value recognition provisions for accounting for stock-based compensation, under the prospective method for options granted subsequent to January 1, 2003. Prior to 2003, the Company accounted for options under the disclosure-only provisions of the guidance and no stock-based employee compensation cost was included in net income as all options granted had an exercise price equal to the market value of the Company’s ordinary shares on the date of the grant. At December 31, 2011, the Company had several stock based Performance Incentive Programs, which are described more fully in Item 8, Note 18, “Share Capital.” Stock-based compensation issued under these plans generally have a life of not longer than ten years and vest as set forth at the time of grant. Awards currently vest annually over three or four years from the date of grant. The Company recognizes compensation costs for stock-based awards on a straight-line basis over the requisite service period (usually the vesting period) for each award.

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

          In July 2010, the FASB amended the general accounting principles for receivables as they relate to the disclosures about the credit quality of financing receivables and the allowance for credit losses. This amendment requires additional disclosures that provide a greater level of disaggregated information about the credit quality of financing receivables and the allowance for credit losses. It also requires the disclosure of credit quality indicators, past due information, and modifications of financing receivables. The new disclosures are required for interim and annual periods ending after December 15, 2010, although the disclosures of reporting period activity (i.e., allowance roll-forward and modification disclosures) were required for interim and annual periods beginning after December 15, 2010. This standard affects disclosures only and, accordingly, did not have an impact on the Company’s financial condition or results of operations. During the fourth quarter of 2010, the Company recorded a provision of $9.9 million related to two structured loan investments. This provision was $9.2 million at December 31, 2011. The Company holds investments in six separate structured loans with aggregate net carrying values of $40.5 million and $42.3 million at December 31, 2011 and December 31, 2010, respectively. In addition, the Company had gross reinsurance balances receivable and reinsurance recoverables on unpaid losses and loss expense of $3.9 billion and $3.8 billion at December 31, 2011 and 2010, respectively, against which an allowance of $99.2 million and $121.9 million was recorded at December 31, 2011 and 2010, respectively. There were no charge offs recorded during the year.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(r) Recent Accounting Pronouncements (Continued)

          In October 2010, the FASB issued an accounting standards update to address disparities in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The provisions of the guidance specify that incremental direct costs of contract acquisition and certain costs related directly to the acquisition activities incurred in the acquisition of new or renewal contracts should be capitalized in accordance with the amendments in the updated guidance. Costs directly related to those activities include only the portion of an employee’s total compensation (excluding any compensation that is capitalized as incremental direct costs of contract acquisition) and payroll-related fringe benefits related directly to time spent performing those activities for actual acquired contracts, and other costs related directly to those activities that would not have been incurred if the contract had not been acquired. Administrative costs, rent, depreciation, occupancy, equipment and all other general overhead costs are considered indirect costs and should be charged to expense as incurred. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company will adopt this guidance on a retrospective basis on January 1, 2012, and expects the impact to result in a reduction of opening retained earnings by approximately $20 million.

          In May 2011, the FASB issued further updated accounting guidance to amend existing requirements for fair value measurements and disclosures. The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy, requiring quantitative information to be disclosed related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The guidance requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in shareholders’ equity. This guidance is effective for interim and annual periods beginning after December 15, 2011 and early application is prohibited. The Company will adopt this guidance from January 1, 2012. While the adoption will result in additional disclosures in the area of fair values, it will not impact the Company’s consolidated financial position or results of operations.

          In June 2011, the FASB issued an accounting standards update on the presentation of comprehensive income in financial statements. This guidance will allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance must be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, except for the provision requiring entities to present components of reclassifications of other comprehensive income on the face of the income statement, which the FASB voted to defer indefinitely during the fourth quarter of 2011. The Company will adopt this standard on a retrospective basis on January 1, 2012. This guidance affects disclosure only and will not have an impact on the Company’s financial condition or results of operations.

          In September 2011, the FASB issued an accounting standards update to simplify how entities test goodwill for impairment, by allowing an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting entity is less than its carrying amount, as a basis for determining whether it is necessary to perform the two-step goodwill impairment test required in FASB Accounting Standards Codification Topic 350. After assessing the circumstances that should be considered in making the qualitative assessment, if an entity determines that the fair value of a reporting unit as compared to its carrying value meets the threshold, then performing the two-step impairment step is unnecessary. In other circumstances, performance of the two-step test is required. The guidance also eliminates the option for an entity to carry forward its detailed calculation of a reporting unit’s fair value in certain situations, as previously permitted. The amendments do not change the current guidance for testing other indefinite-lived intangible assets for impairment. The new guidance is effective for annual and interim goodwill tests performed for fiscal years beginning after December 15, 2011. The Company will adopt this guidance from January 1, 2012. It will not have an impact on the Company’s consolidated financial condition or results of operations. See Note 8, “Goodwill and Other Intangible Assets,” for further information regarding goodwill.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

3. Fair Value Measurements

(a) Fair Value Summary

          The following tables set forth the Company’s assets and liabilities that were accounted for at fair value as of December 31, 2011 and December 31, 2010 by level within the fair value hierarchy (for further information, see Note 2 (b), “Significant Accounting Policies – Fair Value Measurements”:

December 31, 2011 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at December 31, 2011

Assets
U.S. Government and Government-Related/Supported	$—	$1,990,983	$—	$—	$1,990,983
Corporate (1)	—	10,438,697	23,818	—	10,462,515
Residential mortgage-backed securities – Agency	—	5,347,365	32,041	—	5,379,406
Residential mortgage-backed securities – Non-Agency	—	641,815	—	—	641,815
Commercial mortgage-backed securities	—	974,835	—	—	974,835
Collateralized debt obligations	—	7,751	650,851	—	658,602
Other asset-backed securities	—	969,804	16,552	—	986,356
U.S. States and political subdivisions of the States	—	1,797,378	—	—	1,797,378
Non-U.S. Sovereign Government, Supranational and Government-Related	—	3,298,135	—	—	3,298,135

Total fixed maturities, at fair value	$—	$25,466,763	$723,262	$—	$26,190,025
Equity securities, at fair value (2)	239,175	229,022	—	—	468,197
Short-term investments, at fair value (1) (3)	—	359,063	—	—	359,063

Total investments available for sale	$239,175	$26,054,848	$723,262	$—	$27,017,285
Cash equivalents (4)	1,686,101	1,068,264		—	2,754,365
Other investments (5)	—	547,598	113,959	—	661,557
Other assets (6)(7)	—	143,622	—	(77,888)	65,734

Total assets accounted for at fair value	$1,925,276	$27,814,332	$837,221	$(77,888)	$30,498,941

Liabilities
Financial instruments sold, but not yet purchased (8)	$—	$20,844	$—	$—	$20,844
Other liabilities (6)(7)	—	16,871	42,644	(809)	58,706

Total liabilities accounted for at fair value	$—	$37,715	$42,644	$(809)	$79,550

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

3. Fair Value Measurements (Continued)

(a) Fair Value Summary (Continued)

December 31, 2010 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at December 31, 2010

Assets
U.S. Government and Government-Related/Supported	$—	$2,565,444	$—	$—	$2,565,444
Corporate (1)	—	10,932,105	36,866	—	10,968,971
Residential mortgage-backed securities – Agency	—	5,173,456	30,255	—	5,203,711
Residential mortgage-backed securities – Non-Agency	—	1,016,859	4,964	—	1,021,823
Commercial mortgage-backed securities	—	1,170,884	1,623	—	1,172,507
Collateralized debt obligations	—	12,566	721,572	—	734,138
Other asset-backed securities	—	935,882	24,650	—	960,532
U.S. States and political subdivisions of the States	—	1,360,456	—	—	1,360,456
Non-U.S. Sovereign Government, Supranational and Government-Related	—	3,150,856	3,667	—	3,154,523

Total fixed maturities, at fair value	$—	$26,318,508	$823,597	$—	$27,142,105
Equity securities, at fair value (2)	71,284	13,483	—	—	84,767
Short-term investments, at fair value (1) (3)	—	450,681	—	—	450,681

Total investments available for sale	$71,284	$26,782,672	$823,597	$—	$27,677,553
Cash equivalents (4)	1,358,619	540,646	—	—	1,899,265
Other investments (5)	—	432,166	133,717	—	565,883
Other assets (6)(7)	—	108,056	7,882	(22,995)	92,943

Total assets accounted for at fair value	$1,429,903	$27,863,540	$965,196	$(22,995)	$30,235,644

Liabilities
Financial instruments sold, but not yet purchased (8)	$256	$21,270	$—	$—	$21,526
Other liabilities (6)(7)	—	13,591	47,077	—	60,668

Total liabilities accounted for at fair value	$256	$34,861	$47,077	$—	$82,194

Notes:
(1)

Included within Corporate are certain medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes, which are in a gross unrealized loss position, had a fair value of $266.0 million and $454.8 million and an amortized cost of $297.7 million and $504.6 million at December 31, 2011 and 2010, respectively. These notes allow the investor to participate in cash flows of the underlying bonds, including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(2)	Included within equity securities are investments fixed income funds of $91.6 million and nil at December 31, 2011 and 2010, respectively.
(3)	Short-term investments consist primarily of Corporate securities and U.S. Government and Government-Related/Supported securities.
(4)	Cash equivalents balances subject to fair value measurement include certificates of deposit and money market funds. Operating cash balances are not subject to fair value measurement guidance.
(5)

The Other investments balance excludes certain structured transactions, including certain investments in project finance transactions, a payment obligation and liquidity financing provided to a structured credit vehicle as a part of a third party medium term note facility. These investments are carried at amortized cost that totaled $323.7 million and $327.7 million at December 31, 2011 and 2010, respectively.

(6)	Other assets and other liabilities include derivative instruments.
(7)

The derivative balances included in each category above are reported on a gross basis by level with a netting adjustment presented separately in the “Collateral and Counterparty Netting” column. The Company often enters into different types of derivative contracts with a single counterparty and these contracts are covered under a netting agreement. In addition, the Company held net cash collateral related to derivative positions of approximately $77.1 million and $23.0 million at December 31, 2011 and 2010, respectively. This balance is included within cash and cash equivalents and the corresponding liability to return the collateral has been offset against the derivative positions within the balance sheet as appropriate under the netting agreement. The fair values of the individual derivative contracts are reported gross in their respective levels based on the fair value hierarchy.

(8)	Financial instruments sold, but not yet purchased represent “short sales” and are included within “Payable for investments purchased” on the balance sheet.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

3. Fair Value Measurements (Continued)

(b) Level 3 Gains and Losses

          The tables below present additional information about assets and liabilities measured at fair value on a recurring basis and for which Level 3 inputs were utilized to determine fair value. The tables reflect gains and losses for the twelve month periods ended December 31, 2011 and 2010 for all financial assets and liabilities categorized as Level 3 at December 31, 2011 and 2010, respectively. The tables do not include gains or losses that were reported in Level 3 in prior periods for assets that were transferred out of Level 3 prior to December 31, 2011 and 2010. Gains and losses for assets and liabilities classified within Level 3 in the table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, it should be noted that the following tables do not take into consideration the effect of offsetting Level 1 and 2 financial instruments entered into by the Company that are either economically hedged by certain exposures to the Level 3 positions or that hedge the exposures in Level 3 positions.

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

          There were no transfers between Level 1 and Level 2 during the twelve month periods ended December 31, 2011 and 2010.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

3. FAIR VALUE MEASUREMENTS (CONTINUED)

(b) Level 3 Gains and Losses (Continued)

	Level 3 Assets and Liabilities Year Ended December 31, 2011
(U.S. dollars in thousands)	Corporate	Residential mortgage-backed securities – Agency	Residential mortgage-backed securities – Non Agency	Commercial mortgage-backed securities	Collateralized debt obligations

Balance, beginning of period	$36,866	$30,255	$4,964	$1,623	$721,572
Realized gains (losses)	(276)	(11)	—	—	(3,458)
Movement in unrealized gains (losses)	92	(145)	—	—	2,404
Purchases and issuances	14,840	6,176	—	—	2,379
Sales and settlements	(10,049)	(4,186)	—	—	(68,165)
Transfers into Level 3	2,105	2,655	—	—	1,886
Transfers out of Level 3	(19,760)	(2,703)	(4,964)	(1,623)	(5,767)
Fixed maturities to short-term investments classification change	—	—	—	—	—

Balance, end of period	$23,818	$32,041	$—	$—	$650,851

Movement in total gains (losses) above relating to instruments still held at the reporting date	$92	$(156)	$—	$—	$(6,431)

	Level 3 Assets and Liabilities Year Ended December 31, 2011 (Continued)
(U.S. dollars in thousands)	Other asset backed securities	Non-U.S. Sovereign Government and Supranationals and Government- Related	Short-term Investments	Other investments	Derivative Contracts - Net

Balance, beginning of period	$24,650	$3,667	$—	$133,717	$(39,195)
Realized gains (losses)	(849)	—	—	11,592	—
Movement in unrealized gains (losses)	6,896	—	—	14,108	(3,173)
Purchases and issuances	—	—	—	12,177	—
Sales and settlements	(9,114)	—	—	(57,635)	(276)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(5,031)	(3,667)	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—

Balance, end of period	$16,552	$—	$—	$113,959	$(42,644)

Movement in total gains (losses) above relating to instruments still held at the reporting date	$12,334	$—	$—	$23,391	$(3,173)

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

3. Fair Value Measurements (Continued)

(b) Level 3 Gains and Losses (Continued)

	Level 3 Assets and Liabilities Year Ended December 31, 2010
(U.S. dollars in thousands)	Corporate	Residential mortgage-backed securities – Agency	Residential mortgage-backed securities – Non Agency	Commercial mortgage-backed securities	Collateralized debt obligations

Balance, beginning of period	$10,311	$7,894	$42,190	$2,755	$197,149
Realized gains (losses)	(7,257)	(360)	(1,452)	(908)	(28,253)
Movement in unrealized gains (losses)	1,748	(74)	306	1,062	120,932
Purchases and issuances	20,328	30,689	—	—	—
Sales and settlements	(2,164)	—	(2,226)	(685)	(7,525)
Transfers into Level 3	14,749	—	5,601	—	471,211
Transfers out of Level 3	(849)	(7,894)	(39,455)	—	(59)
Fixed maturities to short-term investments classification change	—	—	—	(601)	(31,883)

Balance, end of period	$36,866	$30,255	$4,964	$1,623	$721,572

Movement in total gains (losses) above relating to instruments still held at the reporting date	$1,964	$(74)	$(28)	$223	$117,764

	Level 3 Assets and Liabilities Year Ended December 31, 2010 (Continued)
(U.S. dollars in thousands)	Other asset backed securities	Non-U.S. Sovereign Government and Supranationals and Government- Related	Short-term Investments	Other investments	Derivative Contracts - Net

Balance, beginning of period	$38,179	$3,217	$—	$75,584	$100,515
Realized gains (losses)	(18,107)	—	—	3,677	874
Movement in unrealized gains (losses)	14,685	34	—	14,461	57,688
Purchases and issuances	4,356	—	—	15,443	(198,272)
Sales and settlements	(1,504)	—	—	(26,180)	—
Transfers into Level 3	1,355	416	—	18,248	—
Transfers out of Level 3	(14,314)	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	32,484	—

Balance, end of period	$24,650	$3,667	$—	$133,717	$(39,195)

Movement in total gains (losses) above relating to instruments still held at the reporting date	$8,747	$34	$—	$14,286	$57,688

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

3. Fair Value Measurements (Continued)

(c) Fixed maturities and short-term investments

          During the year ended December 31, 2010, certain collateralized debt obligations (“CDOs”) that were previously classified as Level 2 due to sufficient market data being available to allow a price to be determined and provided by third party pricing vendors, were transferred to Level 3 because third party vendor prices were no longer believed to be the most appropriate pricing source. Broker quotes, for which sufficient information regarding the specific inputs utilized by the broker was not available to support a Level 2 classification, are the primary source of the valuations for these CDO securities.

          The remainder of the Level 3 assets relate to private equity investments where the nature of the underlying assets held by the investee include positions such as private business ventures and are such that significant Level 3 inputs are utilized in the valuation, and certain derivative positions.

(d) Other investments

               Included within the Other investments component of the Company’s Level 3 valuations are private investments and alternative fund investments where the Company is not deemed to have significant influence over the investee. The fair value of these investments is based upon net asset values received from the investment manager or general partner of the respective entity. The nature of the underlying investments held by the investee which form the basis of the net asset value include assets such as private business ventures and are such that significant Level 3 inputs are utilized in the determination of the individual underlying holding values and, accordingly, the fair value of the Company’s investment in each entity is classified within Level 3. The Company also incorporates factors such as the most recent financial information received, the values at which capital transactions with the investee take place, and management’s judgment regarding whether any adjustments should be made to the net asset value in recording the fair value of each position. Investments in alternative funds included in Other investments utilize strategies including arbitrage, directional, event driven and multi-style. These funds potentially have lockup and gate provisions which may limit redemption liquidity. See Note 7, “Other Investments,” for further details.

(e) Derivative instruments

               Derivative instruments classified within Level 3 include guaranteed minimum income benefits (“GMIB”) embedded within a certain reinsurance contract and credit derivatives sold providing protection on senior tranches of structured finance transactions where the value is obtained directly from the investment bank counterparty and sufficient information regarding the inputs utilized in such valuation was not obtained to support a Level 2 classification. The majority of inputs utilized in the valuations of these types of derivative contracts are considered Level 1 or Level 2; however, each valuation includes at least one Level 3 input that was significant to the valuation and, accordingly, the values are disclosed within Level 3. In addition, see Note 2(h), “Significant Accounting Policies, for a general discussion of types of assets and liabilities that are classified within Level 3 of the fair value hierarchy as well as the Company’s valuation policies for such instruments.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

3. FAIR VALUE MEASUREMENTS (CONTINUED)

(f) Non-recurring Fair Value Measurement

          During the year ended December 31, 2011, the Company recorded a non-recurring fair value measurement relating to a goodwill impairment charge. This is a Level 3 fair value measurement as it reflected the Company’s own assumptions about the assumptions that market participants would use in valuing the carried goodwill and was determined using a combination of discounted cash flow analysis and market value multiple based methodologies. See Note 8, “Goodwill and Other Intangible Assets” for further information.

(g) Financial Instruments Not Carried at Fair Value

          Authoritative guidance over disclosures about the fair value of financial instruments requires additional disclosure of fair value information for financial instruments not carried at fair value in both interim and annual reporting periods. Certain financial instruments, particularly insurance contracts, are excluded from these fair value disclosure requirements. The carrying values of cash and cash equivalents, accrued investment income, net receivable from investments sold, other assets, net payable for investments purchased, other liabilities and other financial instruments not included below approximated their fair values. The following table includes financial instruments for which the carrying value differs from the estimated fair values at December 31, 2011 and 2010:

	2011		2010

(U.S. dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed maturities, held to maturity	$2,668,978	$2,895,668	$2,728,335	$2,742,626
Other investments – structured transactions	323,705	297,124	327,686	317,524

Financial Assets	$2,992,683	$3,192,792	$3,056,021	$3,060,150

Deposit Liabilities	$1,608,108	$1,809,812	$1,684,606	$1,737,107
Notes payable and debt	2,275,327	2,340,148	2,457,003	2,439,328

Financial Liabilities	$3,883,435	$4,149,960	$4,141,609	$4,176,435

Redeemable series C preference ordinary shares	$—	$—	$71,900	$61,115

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

          Deposit liabilities include obligations under structured insurance and reinsurance transactions. For purposes of fair value disclosures, the Company determined the estimated fair value of the deposit liabilities by assuming a discount rate equal to the appropriate U.S. Treasury rate plus 161.8 basis points and the appropriate U.S. Treasury rate plus 142.3 basis points at December 31, 2011 and 2010, respectively. The discount rate incorporates the Company’s own credit risk into the determination of estimated fair value.

          The fair values of the Company’s notes payable and debt outstanding are determined based on quoted market prices.

          The fair value of the Company’s Redeemable Series C preference ordinary shares outstanding is determined based on indicative quotes provided by brokers. During the third quarter of 2011 all outstanding Redeemable Series C preference ordinary shares were repurchased and canceled. At December 31, 2011, no Redeemable Series C preference ordinary shares were outstanding.

          There are no significant concentrations of credit risk within the Company’s financial instruments as defined in the authoritative guidance over disclosures of fair value of financial instruments not carried at fair value, which excludes certain financial instruments, particularly insurance contracts.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

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

Year ended December 31, 2011: (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Life Operations	Corporate	Total

Gross premiums written	$4,824,665	$2,073,619	$6,898,284	$394,555	$—	$7,292,839
Net premiums written	3,707,664	1,725,724	5,433,388	362,362	—	5,795,750
Net premiums earned	3,663,727	1,663,385	5,327,112	363,018	—	5,690,130
Net losses and loss expenses	(2,951,413)	(1,126,978)	(4,078,391)	(535,074)	—	(4,613,465)
Acquisition costs	(461,965)	(324,128)	(786,093)	(40,318)	—	(826,411)
Operating expenses (1)	(683,814)	(176,167)	(859,981)	(9,311)	—	(869,292)

Underwriting profit (loss)	$(433,465)	$36,112	$(397,353)	$(221,685)	$—	$(619,038)
Net investment income			745,138	318,061	—	1,063,199
Net results from structured products (2)	10,976	12,053	23,029	—	—	23,029
Net fee income and other (3)	(16,370)	3,903	(12,467)	219	—	(12,248)
Net realized gains (losses) on investments			(98,360)	(89,999)	—	(188,359)

Contribution from P&C, Life Operations and Corporate			$259,987	$6,596	$—	$266,583

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					$(10,738)	$(10,738)
Net income (loss) from investment fund affiliates and operating affiliates					103,039	103,039
Exchange gains (losses)					40,640	40,640
Corporate operating expenses					(159,158)	(159,158)
Interest expense (4)					(154,084)	(154,084)
Non-controlling interests					(70,877)	(70,877)
Impairment of goodwill (5)					(429,020)	(429,020)
Income taxes & other					(61,145)	(61,145)

Net income (loss) attributable to XL Group plc						$(474,760)

Ratios – P&C operations: (6)
Loss and loss expense ratio	80.6%	67.8%	76.6%
Underwriting expense ratio	31.2%	30.0%	30.9%

Combined ratio	111.8%	97.8%	107.5%

Notes:
(1)	Operating expenses exclude Corporate operating expenses, shown separately.
(2)	The net results from P&C structured products include net investment income, interest expense and operating expenses of $74.6 million, $51.5 million and nil, respectively.
(3)

Net fee income and other includes operating expenses from the Company’s loss prevention consulting services business and expenses related to the cost of an endorsement facility with National Indemnity Company.

(4)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.
(5)	Represents goodwill impairment charges recorded in the fourth quarter of 2011, associated with the Company’s insurance operations.
(6)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

4. SEGMENT INFORMATION (CONTINUED)

Year ended December 31, 2010: (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Life Operations	Corporate	Total

Gross premiums written	$4,418,380	$1,842,951	$6,261,331	$411,938	$—	$6,673,269
Net premiums written	3,461,150	1,538,438	4,999,588	382,075	—	5,381,663
Net premiums earned	3,529,138	1,501,999	5,031,137	382,924	—	5,414,061
Net losses and loss expenses	(2,505,502)	(706,298)	(3,211,800)	(513,833)	—	(3,725,633)
Acquisition costs	(418,146)	(321,008)	(739,154)	(49,104)	—	(788,258)
Operating expenses (1)	(642,103)	(175,586)	(817,689)	(10,470)	—	(828,159)

Underwriting profit (loss)	$(36,613)	$299,107	$262,494	$(190,483)	$—	$72,011
Net investment income			803,358	313,172	—	1,116,530
Net results from structured products (2)	14,696	3,075	17,771	—	9,804	27,575
Net fee income and other (3)	(15,564)	2,488	(13,076)	249	2	(12,825)
Net realized gains (losses) on investments			(206,877)	(54,444)	(9,482)	(270,803)

Contribution from P&C, Life Operations and Corporate			$863,670	$68,494	$324	$932,488

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					$(33,843)	$(33,843)
Net income (loss) from investment fund affiliates and operating affiliates					172,474	172,474
Exchange gains (losses)					10,161	10,161
Corporate operating expenses					(90,686)	(90,686)
Interest expense (4)					(159,118)	(159,118)
Non-controlling interests					(39,831)	(39,831)
Loss on termination of guarantee					(23,500)	(23,500)
Income taxes & other					(164,595)	(164,595)

Net income (loss) attributable to XL Group plc						$603,550

Ratios – P&C operations: (5)
Loss and loss expense ratio	71.0%	47.0%	63.8%
Underwriting expense ratio	30.0%	33.1%	31.0%

Combined ratio	101.0%	80.1%	94.8%

Notes:
(1)	Operating expenses exclude Corporate operating expenses, shown separately.
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

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

4. SEGMENT INFORMATION (CONTINUED)

Year ended December 31, 2009: (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Life Operations	Corporate	Total

Gross premiums written	$4,251,888	$1,859,423	$6,111,311	$576,162	$—	$6,687,473
Net premiums written	3,273,380	1,470,332	4,743,712	532,852	—	5,276,564
Net premiums earned	3,559,793	1,591,946	5,151,739	555,101	—	5,706,840
Net losses and loss expenses	(2,399,747)	(769,090)	(3,168,837)	(677,562)	—	(3,846,399)
Acquisition costs	(429,170)	(346,699)	(775,869)	(77,689)	—	(853,558)
Operating expenses (1)	(689,131)	(190,596)	(879,727)	(16,009)	—	(895,736)

Underwriting profit (loss)	$41,745	$285,561	$327,306	$(216,159)	$—	$111,147
Net investment income			882,748	332,425	—	1,215,173
Net results from structured products (2)	16,660	26,374	43,034	—	16,609	59,643
Net fee income and other (3)	(14,241)	6,209	(8,032)	290	—	(7,742)
Net realized gains (losses) on investments			(659,687)	(232,375)	(29,375)	(921,437)

Contribution from P&C, Life Operations and Corporate			$585,369	$(115,819)	$(12,766)	$456,784

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					$(33,647)	$(33,647)
Net income (loss) from investment fund affiliates and operating affiliates					139,347	139,347
Exchange gains (losses)					(84,813)	(84,813)
Corporate operating expenses					(107,877)	(107,877)
Interest expense (4)					(172,764)	(172,764)
Non-controlling interest in net (income) loss of subsidiary					104	104
Loss on termination of guarantee					—	—
Income taxes & other					(122,143)	(122,143)

Net income (loss) attributable to XL Group plc						$74,991

Ratios – P&C operations: (5)
Loss and loss expense ratio	67.4%	48.3%	61.5%
Underwriting expense ratio	31.4%	33.8%	32.1%

Combined ratio	98.8%	82.1%	93.6%

Notes:
(1)	Operating expenses exclude Corporate operating expenses, shown separately.
(2)

The net results from P&C and Corporate structured products include net investment income, interest expense and operating expenses of $79.3 million, $36.3 million and nil, and $25.3 million, $7.4 million and $1.3 million, respectively.

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

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

4. SEGMENT INFORMATION (CONTINUED)

          The following tables summarize the Company’s net premiums earned by line of business:

Year ended December 31, 2011: (U.S. dollars in thousands)	Insurance	Reinsurance	Life Operations	Total

P&C Operations:
Casualty – professional lines	$1,287,230	$213,949	$—	$1,501,179
Casualty – other lines	695,094	256,853	—	951,947
Property catastrophe	—	387,523	—	387,523
Other property	481,148	587,611	—	1,068,759
Marine, energy, aviation and satellite	528,454	130,855	—	659,309
Other specialty lines (1)	665,727	—	—	665,727
Other (2)	3,552	90,776	—	94,328
Structured indemnity	2,522	(4,182)	—	(1,660)

Total P&C Operations	$3,663,727	$1,663,385	$—	$5,327,112

Life Operations:
Other Life	$—	$—	$230,786	$230,786
Annuity	—	—	132,232	132,232

Total Life Operations	$—	$—	$363,018	$363,018

Total	$3,663,727	$1,663,385	$363,018	$5,690,130

Year ended December 31, 2010: (U.S. dollars in thousands)	Insurance	Reinsurance	Life Operations	Total

P&C Operations:
Casualty – professional lines	$1,316,172	$222,720	$—	$1,538,892
Casualty – other lines	611,674	219,154	—	830,828
Property catastrophe	—	323,588	—	323,588
Other property	416,806	534,422	—	951,228
Marine, energy, aviation and satellite	540,319	88,855	—	629,174
Other specialty lines (1)	621,839	—	—	621,839
Other (2)	7,577	112,303	—	119,880
Structured indemnity	14,751	957	—	15,708

Total P&C Operations	$3,529,138	$1,501,999	$—	$5,031,137

Life Operations:
Other Life	$—	$—	$255,905	$255,905
Annuity	—	—	127,019	127,019

Total Life Operations	$—	$—	$382,924	$382,924

Total	$3,529,138	$1,501,999	$382,924	$5,414,061

Year ended December 31, 2009: (U.S. dollars in thousands)	Insurance	Reinsurance	Life Operations	Total

P&C Operations:
Casualty – professional lines	$1,276,005	$196,624	$—	$1,472,629
Casualty – other lines	655,126	257,610	—	912,736
Property catastrophe	2,396	312,780	—	315,176
Other property	424,045	560,379	—	984,424
Marine, energy, aviation and satellite	546,806	83,532	—	630,338
Other specialty lines (1)	634,436	—	—	634,436
Other (2)	12,217	172,588	—	184,805
Structured indemnity	8,762	8,433	—	17,195

Total P&C Operations	$3,559,793	$1,591,946	$—	$5,151,739

Life Operations:
Other Life	$—	$—	$422,594	$422,594
Annuity	—	—	132,507	132,507

Total Life Operations	$—	$—	$555,101	$555,101

Total	$3,559,793	$1,591,946	$555,101	$5,706,840

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, specie, middle markets and excess and surplus lines.
(2)	Other includes credit and surety, whole account contracts and other lines.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

4. SEGMENT INFORMATION (CONTINUED)

          The following table shows an analysis of the Company’s net premiums written by geographical location of subsidiary where the premium is written for the years ended December 31:

P&C operations:
(U.S. dollars in thousands)	2011	2010	2009

Bermuda	$572,825	$561,514	$545,965
United States	2,320,274	2,143,240	2,342,656
Europe and other	2,540,289	2,294,834	1,855,091

Total P&C operations	$5,433,388	$4,999,588	$4,743,712

Life Operations:
(U.S. dollars in thousands)
Bermuda	$75,219	$79,033	$80,498
United States	—	—	31,478
Europe and other	287,143	303,042	420,876

Total Life Operations	$362,362	$382,075	$532,852

Total	$5,795,750	$5,381,663	$5,276,564

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

5. INVESTMENTS

(a) Fixed Maturities, Short-Term Investments and Equity Securities

          Amortized Cost and Fair Value Summary

          The cost (amortized cost for fixed maturities and short-term investments), fair value, gross unrealized gains and gross unrealized (losses), including, other-than-temporary impairments (“OTTI”) recorded in accumulated other comprehensive income (“AOCI”) of the Company’s available for sale (“AFS”) and held to maturity (“HTM”) investments at December 31, 2011 and 2010 were as follows:

		Included in Accumulated Other Comprehensive Income (“AOCI”)

			Gross Unrealized Losses

December 31, 2011 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Related to Changes In Estimated Fair Value	OTTI Included In Other Comprehensive Income (Loss)(1)	Fair Value

Fixed maturities – AFS
U.S. Government and Government- Related/Supported (2)	$1,864,354	$130,874	$(4,245)	$—	$1,990,983
Corporate (3) (4)	10,212,083	539,389	(237,291)	(51,666)	10,462,515
Residential mortgage-backed securities – Agency	5,189,473	193,782	(3,849)	—	5,379,406
Residential mortgage-backed securities – Non-Agency	851,557	19,667	(112,867)	(116,542)	641,815
Commercial mortgage-backed securities	927,684	56,704	(2,405)	(7,148)	974,835
Collateralized debt obligations	843,553	6,624	(186,578)	(4,997)	658,602
Other asset-backed securities	995,903	18,534	(21,776)	(6,305)	986,356
U.S. States and political subdivisions of the States	1,698,573	101,025	(2,220)	—	1,797,378
Non-U.S. Sovereign Government, Supranational and Government-Related/Supported (2)	3,188,535	127,439	(17,839)	—	3,298,135

Total fixed maturities – AFS	$25,771,715	$1,194,038	$(589,070)	$(186,658)	$26,190,025
Total short-term investments (2) (3)	$359,378	$519	$(834)	$—	$359,063
Total equity securities	$480,685	$27,947	$(40,435)	$—	$468,197

Total investments – AFS	$26,611,778	$1,222,504	$(630,339)	$(186,658)	$27,017,285

Fixed maturities – HTM
U.S. Government and Government- Related/Supported (2)	$10,399	$1,510	$—	$—	$11,909
Corporate	1,298,266	91,313	(14,747)	—	1,374,832
Residential mortgage-backed securities – Non-Agency	80,955	6,520	(32)	—	87,443
Other asset-backed securities	280,684	20,875	(6)	—	301,553
Non-U.S. Sovereign Government, Supranational and Government-Related/Supported (2)	998,674	127,227	(5,950)	—	1,119,951

Total fixed maturities – HTM	$2,668,978	$247,445	$(20,735)	$—	$2,895,688

(1)	Represents the amount of OTTI losses in AOCI, which from April 1, 2009 was not included in earnings following authoritative accounting guidance.
(2)

U.S. Government and Government-Related/Supported, Non-U.S. Sovereign Government, Provincials, Supranationals and Government-Related/Supported and Total short-term investments includes government-related securities with an amortized cost of $1,878.3 million and fair value of $1,915.6 million and U.S. Agencies with an amortized cost of $494.0 million and fair value of $541.2 million.

(3)

Included within Corporate are certain medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes have a fair value of $266.0 million and an amortized cost of $297.7 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(4)

Included within Corporate are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments, which are senior to the common and preferred equities of the financial institutions. These securities have a fair value of $386.1 million and an amortized cost of $494.9 million at December 31, 2011.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

5. INVESTMENTS (CONTINUED)

(a) Fixed Maturities, Short-Term Investments and Equity Securities (Continued)

          Amortized Cost and Fair Value Summary (Continued)

		Included in Accumulated Other Comprehensive Income (“AOCI”)

			Gross Unrealized Losses

December 31, 2010 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Related to Changes In Estimated Fair Value	OTTI Included In Other Comprehensive Income (Loss)(1)	Fair Value

Fixed maturities – AFS
U.S. Government and Government-Related/Supported (2)	$2,499,079	$102,685	$(36,320)	$—	$2,565,444
Corporate (3) (4)	10,962,804	361,154	(281,849)	(73,138)	10,968,971
Residential mortgage-backed securities – Agency	5,059,249	153,106	(8,644)	—	5,203,711
Residential mortgage-backed securities – Non-Agency	1,257,474	26,361	(133,761)	(128,251)	1,021,823
Commercial mortgage-backed securities	1,135,075	55,852	(7,960)	(10,460)	1,172,507
Collateralized debt obligations	920,501	11,014	(188,563)	(8,814)	734,138
Other asset-backed securities	979,539	16,111	(26,954)	(8,164)	960,532
U.S. States and political subdivisions of the States	1,379,150	16,755	(35,449)	—	1,360,456
Non-U.S. Sovereign Government, Supranational and Government-Related/Supported (2)	3,129,971	70,499	(45,947)	—	3,154,523

Total fixed maturities – AFS	$27,322,842	$813,537	$(765,447)	$(228,827)	$27,142,105
Total short-term investments (2) (3)	$450,491	$680	$(490)	$—	$450,681
Total equity securities	$56,737	$28,083	$(53)	$—	$84,767

Total investments – AFS	$27,830,070	$842,300	$(765,990)	$(228,827)	$27,677,553

Fixed maturities – HTM
U.S. Government and Government- Related/Supported (2)	$10,541	$164	$(9)	$—	$10,696
Corporate	1,337,797	6,370	(16,325)	—	1,327,842
Residential mortgage-backed securities – Non-Agency	82,763	634	(546)	—	82,851
Other asset-backed securities	287,109	1,134	(1,410)	—	286,833
Non-U.S. Sovereign Government, Supranational and Government-Related/Supported (2)	1,010,125	30,680	(6,401)	—	1,034,404

Total fixed maturities – HTM	$2,728,335	$38,982	$(24,691)	$—	$2,742,626

(1)	Represents the amount of OTTI losses in AOCI, which from April 1, 2009 was not included in earnings following authoritative accounting guidance.
(2)

U.S. Government and Government-Related/Supported, Non-U.S. Sovereign Government, Provincials, Supranationals and Government-Related/Supported and Total short-term investments includes government-related securities with an amortized cost of $2,101.0 million and fair value of $2,131.2 million and U.S. Agencies with an amortized cost of $1,019.2 million and fair value of $1,072.6 million.

(3)

Included within Corporate are certain medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes have a fair value of $454.8 million and an amortized cost of $504.6 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

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
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

5. INVESTMENTS (CONTINUED)

(a) Fixed Maturities, Short-Term Investments and Equity Securities (Continued)

          Amortized Cost and Fair Value Summary (Continued)

          At December 31, 2011 and 2010, approximately 2.4% and 3.5%, respectively, of the Company’s fixed income investment portfolio at fair value was invested in securities which were below investment grade or not rated. Approximately 31.4% and 29.4% of the gross unrealized losses in the Company’s fixed income securities portfolio at December 31, 2011 and 2010, respectively, related to securities that were below investment grade or not rated.

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

          This change in classification did not have an impact on the total value of investments available for sale on the balance sheet, nor did it impact the consolidated statements of income, comprehensive income, shareholders’ equity or cash flows. The only impact, other than the changes in the balance sheet line items, are changes required within the detailed tables included within this note as well as Note 3, “Fair Value Measurements,” to allocate securities previously classified as Short-term investments under the former practice into the appropriate categories of Fixed maturities within each table to conform to the new accounting presentation for current and comparative periods.

          During 2009 and 2010, the Company elected to hold certain fixed income securities to maturity. Consistent with this intention, the Company reclassified these securities from AFS to HTM in the consolidated financial statements. As a result of this classification, these fixed income securities are reflected in the HTM portfolio and recorded at amortized cost in the consolidated balance sheets and not fair value. The HTM portfolio is comprised of long duration non-U.S. securities, which are Euro and U.K. sterling denominated. The Company believes this HTM strategy is achievable due to the relatively stable and predictable cash flows of the Company’s long-term liabilities within its Life operations, along with its ability to substitute other assets at a future date in the event that liquidity was required due to changes in expected cash flows or other transactions entered into related to the long-term liabilities supported by the HTM portfolio. At December 31, 2011, 98.1% of the HTM securities were rated A or higher. The unrealized appreciation at the dates of these reclassifications continues to be reported as a separate component of shareholders’ equity and is being amortized over the remaining lives of the securities as an adjustment to yield in a manner consistent with the amortization of any premium or discount. At the time of the reclassifications, the unrealized U.S. dollar equivalent appreciation related to securities reclassified was $127.4 million in total, with $108.4 million and $119.0 million unamortized at December 31, 2011 and December 31, 2010, respectively.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

5. INVESTMENTS (CONTINUED)

(a) Fixed Maturities, Short-Term Investments and Equity Securities (Continued)

          Contractual Maturities Summary

          The contractual maturities of AFS and HTM fixed income securities at December 31, 2011 and 2010 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2011 (1)		2010 (1)

(U.S. dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Fixed maturities - AFS
Due less than one year	$2,025,446	$2,041,814	$1,583,265	$1,570,909
Due after 1 through 5 years	7,874,145	8,049,150	9,021,926	9,118,229
Due after 5 through 10 years	3,788,673	3,953,496	4,137,260	4,198,362
Due after 10 years	3,275,281	3,504,551	3,228,553	3,161,894

	16,963,545	17,549,011	17,971,004	18,049,394
Residential mortgage-backed securities – Agency	5,189,473	5,379,406	5,059,249	5,203,711
Residential mortgage-backed securities – Non-Agency	851,557	641,815	1,257,474	1,021,823
Commercial mortgage-backed securities	927,684	974,835	1,135,075	1,172,507
Collateralized debt obligations	843,553	658,602	920,501	734,138
Other asset-backed securities	995,903	986,356	979,539	960,532

Total mortgage and asset-backed securities	8,808,170	8,641,014	9,351,838	9,092,711

Total fixed maturities - AFS	$25,771,715	$26,190,025	$27,322,842	$27,142,105

Fixed maturities - HTM
Due less than one year	$11,796	$11,768	$—	$—
Due after 1 through 5 years	122,091	123,871	125,449	125,416
Due after 5 through 10 years	393,865	402,424	348,797	346,494
Due after 10 years	1,779,587	1,968,629	1,884,217	1,901,032

	2,307,339	2,506,692	2,358,463	2,372,942
Residential mortgage-backed securities – Non-Agency	80,955	87,443	82,763	82,851
Other asset-backed securities	280,684	301,553	287,109	286,833

Total mortgage and asset-backed securities	361,639	388,996	369,872	369,684

Total fixed maturities - HTM	$2,668,978	$2,895,688	$2,728,335	$2,742,626

(1)

Included in the table above are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments, which are senior to the common and preferred equities of the financial institutions, at their fair value of $386.1 million and $757.8 million at December 31, 2011 and 2010, respectively. These securities are reflected in the table based on their call date and have net unrealized losses of $108.8 million and $143.7 million at December 31, 2011 and 2010, respectively.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

5. INVESTMENTS (CONTINUED)

(a) Fixed Maturities, Short-Term Investments and Equity Securities (Continued)

          OTTI Considerations

          Under final authoritative accounting guidance, a debt security for which amortized cost exceeds fair value is deemed to be other-than-temporarily impaired if it meets either of the following conditions: (a) the Company intends to sell, or it is more likely than not that the Company will be required to sell, the security before a recovery in value, or (b) the Company does not expect to recover the entire amortized cost basis of the security. Other than in a situation in which the Company has the intent to sell a debt security or more likely than not will be required to sell a debt security, the amount of the OTTI related to a credit loss on the security is recognized in earnings, and the amount of the OTTI related to other factors (e.g., interest rates, market conditions, etc.) is recorded as a component of OCI. The net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment (“NPV”). The remaining difference between the security’s NPV and its fair value is recognized in OCI. Subsequent changes in the fair value of these securities are included in OCI unless a further impairment is deemed to have occurred.

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

          Pledged Assets

          Certain of the Company’s invested assets are held in trust and pledged in support of insurance and reinsurance liabilities. Such pledges are largely required by the Company’s operating subsidiaries that are “non-admitted” under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. Also, certain deposit liabilities and annuity contracts require the use of pledged assets. As further outlined in Note 17(f) “Commitments and Contingencies – Letters of Credit,” certain assets of the investment portfolio are collateralized for the Company’s letter of credit facilities. At December 31, 2011 and 2010, the Company had $17.2 billion and $16.1 billion in pledged assets, respectively.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

5. INVESTMENTS (CONTINUED)

(b) Gross Unrealized Losses

          The following is an analysis of how long the AFS and HTM securities at December 31, 2011 had been in a continual unrealized loss position:

	Less than 12 months		Equal to or greater than 12 months

December 31, 2011 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)

Fixed maturities and short-term investments - AFS:
U.S. Government and Government-Related/Supported	$289,260	$(332)	$43,622	$(3,984)
Corporate (2) (3)	1,108,177	(42,978)	1,200,717	(246,566)
Residential mortgage-backed securities – Agency	310,318	(849)	36,960	(3,000)
Residential mortgage-backed securities – Non-Agency	106,294	(31,714)	449,138	(197,695)
Commercial mortgage-backed securities	69,109	(2,716)	39,444	(6,837)
Collateralized debt obligations	3,357	(2,261)	636,362	(189,456)
Other asset-backed securities	197,585	(2,497)	146,130	(25,584)
U.S. States and political subdivisions of the States	25,309	(199)	27,646	(2,021)
Non-U.S. Sovereign Government, Supranational and Government-Related	265,766	(4,707)	202,890	(13,166)

Total fixed maturities and short-term investments - AFS	$2,375,175	$(88,253)	$2,782,909	$(688,309)

Total equity securities (4)	$361,585	$(40,435)	$—	$—

Fixed maturities – HTM:
U.S. Government and Government-Related/Supported	$—	$—	$—	$—
Corporate	155,579	(8,084)	62,343	(6,663)
Residential mortgage-backed securities – Non-Agency	9,372	(32)	—	—
Other asset-backed securities	—	—	1,106	(6)
Non-U.S. Sovereign Government, Supranational and Government-Related/Supported	79,242	(1,206)	18,330	(4,744)

Total fixed maturities – HTM	$244,193	$(9,322)	$81,779	$(11,413)

(1)

On securities impacted by the April 1, 2009 changes to OTTI values, length of time of impairment is measured from the point at which securities returned to a net unrealized loss position (i.e., from April 1, 2009).

(2)

Included within Corporate are certain medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes, which are in a gross unrealized loss position, have a fair value of $266.0 million and an amortized cost of $297.7 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(3)

Included within Corporate are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments, which are senior to the common and preferred equities of the financial institutions. These securities, which are in a gross unrealized loss position, have a fair value of $386.1 million and an amortized cost of $494.9 million at December 31, 2011.

(4)	Included within equity securities are investments in fixed income funds with a fair value of $91.6 million and an amortized cost of $100.0 million at December 31, 2011.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

5. INVESTMENTS (CONTINUED)

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

(2)

Included within Corporate are certain medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes have a fair value of $370.8 million and an amortized cost of $423.9 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(3)

Included within Corporate are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments senior to the common and preferred equities of the financial institutions. These securities have a fair value of $757.8 million and an amortized cost of $883.0 million at December 31, 2010.

          The Company had gross unrealized losses totaling $817.0 million on 1,890 securities out of a total of 7,146 held at December 31, 2011 on its available for sale portfolio and $20.7 million on 36 securities out of a total of 213 held on its held-to-maturity portfolio, which it considers to be temporarily impaired or includes non-credit losses on OTTI. Individual security positions comprising this balance have been evaluated by management to determine the severity of these impairments and whether they should be considered other-than-temporary.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

5. INVESTMENTS (CONTINUED)

(b) Gross Unrealized Losses (Continued)

          Gross unrealized losses of $817.0 million on available for sale and $20.7 million on HTM assets at December 31, 2011 can be attributed to the following significant drivers:

•

gross unrealized losses of $229.4 million related to the Non-Agency residential mortgage-backed securities (“RMBS”) portfolio (which consists of the Company’s holdings of sub-prime Non-Agency securities, second liens, asset-backed securities (“ABS”) CDOs with sub-prime collateral, Alt-A mortgage exposures and Prime RMBS), which had a fair value of $722.8 million at December 31, 2011. The Company, in conjunction with its investment manager service providers, undertook a security level review of these securities and recognized charges to the extent it believed the discounted cash flow value of any security was below its amortized cost. The Company has recognized realized losses, consisting of charges for OTTI and realized losses from sales, of approximately $1.4 billion since the beginning of 2007 through December 31, 2011 on these asset classes.

•

gross unrealized losses of $244.3 million related to the Company’s Life operations investment portfolio, which had a fair value of $6.5 billion at December 31, 2011. Of these gross unrealized losses, $144.9 million related to $1.2 billion of exposures to corporate financial institutions, including $301.0 million Tier One and Upper Tier Two securities. At December 31, 2011, this portfolio had an average interest rate duration of 8.6 years, primarily denominated in U.K. sterling and Euros. As a result of the long duration, significant gross losses have arisen as the fair values of these securities are more sensitive to prevailing government interest rates and credit spreads. This portfolio is generally matched to corresponding long duration liabilities. A hypothetical parallel increase in interest rates and credit spreads of 50 and 25 basis points, respectively, would increase the unrealized losses related to this portfolio at December 31, 2011 by approximately $274.5 million and $104.0 million, respectively, on both the available for sale and HTM portfolios. Given the long term nature of this portfolio, the level of credit spreads on financial institutions at December 31, 2011 relative to historical averages within the U.K. and Euro-zone, and the Company’s liquidity needs at December 31, 2011, the Company believes that these assets will continue to be held until such time as they mature, or credit spreads on financial institutions revert to levels more consistent with historical averages.

•

gross unrealized losses of $191.7 million related to the non-life portfolio of Core CDO holdings (defined by the Company as investments in non-subprime CDOs), which consisted primarily of collateral loan obligations (“CLOs”) and had a fair value of $662.9 million at December 31, 2011. The Company evaluated each of these securities in conjunction with its investment manager service providers and recognized charges to the extent it believed the discounted cash flow value of the security was below the amortized cost. The Company believes that the level of impairment is primarily a function of continually wide spreads in the CDO market, driven by the level of illiquidity in this market. The Company believes it is likely these securities will be held until either maturity or a recovery of value.

•

gross unrealized losses of $133.2 million related to the corporate holdings within the Company’s non-life fixed income portfolios, which had a fair value of $8.3 billion at December 31, 2011. During the year ended December 31, 2011, as a result of declining credit spreads, the gross unrealized losses on these holdings has decreased. Of the gross unrealized losses noted above, $72.9 million relate to financial institutions. In addition, $33.3 million relate to medium term notes primarily supported by pools of investment grade European investment grade credit with varying degrees of leverage. These had a fair value of $237.4 million at December 31, 2011. Management believes that expected cash flows from these bonds over the expected holding period will be sufficient to support the remaining reported amortized cost.

          Management, in its assessment of whether securities in a gross unrealized loss position are temporarily impaired, considers the significance of the impairments. The Company had structured credit securities with gross unrealized losses of $84.4 million, with a fair value of $39.6 million, which at December 31, 2011 had cumulative fair value declines of greater than 50% of amortized costs. All of these are mortgage and asset-backed securities. The Company, in conjunction with its investment manager service providers, undertook a security level review of these securities and recognized charges to the extent it believed the discounted cash flow value of any security was below its amortized cost. These securities include gross unrealized losses of $61.2 million on non-Agency RMBS, $22.6 million on Core CDOs and $0.7 million of commercial mortgage-backed security (“CMBS”) holdings.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

5. INVESTMENTS (CONTINUED)

(c) Net Investment Income

          Net investment income is derived from the following sources:

Year ended December 31
(U.S. dollars in thousands)	2011	2010	2009

Fixed maturities, short-term investments and cash equivalents	$1,178,038	$1,245,185	$1,369,503
Equity securities and other investments	17,804	20,693	13,753
Funds withheld	12,240	12,738	14,649

Total gross investment income	1,208,082	1,278,616	1,397,905
Investment expenses	(70,313)	(80,578)	(78,082)

Net investment income	$1,137,769	$1,198,038	$1,319,823

(d) Net Realized Gains (Losses)

          The following represents an analysis of net realized gains (losses) and the change in unrealized (losses) gains on investments:

Year ended December 31
(U.S. dollars in thousands)	2011	2010	2009

Net realized gains (losses):
Fixed maturities, short-term investments, cash and cash equivalents:
Gross realized gains	$185,530	$133,521	$349,629
Gross realized losses on investments sold	(225,360)	(193,396)	(405,342)
OTTI on investments, net of amounts transferred to other comprehensive income	(159,435)	(197,377)	(811,572)

Net realized (losses)	(199,265)	(257,252)	(867,285)
Equity securities:
Gross realized gains	2,194	11,605	65,289
Gross realized losses on investments sold	(4,264)	(11,195)	(129,516)
OTTI on investments, net of amounts transferred to other comprehensive income	—	—	—

Net realized gains (losses)	(2,070)	410	(64,227)

Other investments:
Gross realized gains	18,505	4,889	27,647
Gross realized losses on investments sold	(4,792)	(11,094)	(5,763)
OTTI on investments, net of amounts transferred to other comprehensive income	(737)	(7,756)	(886)

Net realized gains (losses)	12,976	(13,961)	20,998
Realized loss on sale of U.S. life reinsurance business	—	—	(10,923)

Net realized (losses) on investments	(188,359)	(270,803)	(921,437)
Net realized and unrealized (losses) on investment related derivative instruments	(22,981)	(16,321)	(29,709)

Net realized (losses) on investments and net realized and unrealized (losses) on investment related derivative instruments	(211,340)	(287,124)	(951,146)

Change in unrealized gains (losses):
Fixed maturities and short-term investments, available for sale	598,542	1,095,762	2,112,244
Fixed maturities, held to maturity	212,419	30,039	(15,748)
Equity securities	(40,518)	22,595	(18,619)
Affiliates and other investments	25,268	44,314	14,464

Net change in unrealized gains (losses) on investments	795,711	1,192,710	2,092,341

Total net realized (losses) on investments, net realized and unrealized (losses) on investment related derivative instruments, and net change in unrealized gains (losses) on investments	$584,371	$905,586	$1,141,195

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

5. Investments (Continued)

(d) Net Realized Gains (Losses) (Continued)

          The Company recorded net impairment charges of $160.2 million for the year ended December 31, 2011. The components of the impairments include:

•

For structured credit securities, the Company recorded net impairments of $78.7 million principally on non-Agency RMBS. The Company determined that the likely recovery on these securities was below the carrying value, and, accordingly, recorded an impairment on the securities to the discounted value of the cash flows of these securities.

•

For medium term notes backed primarily by investment grade European investment grade credit, the Company recorded net impairments of $31.0 million. The Company adjusted the estimated remaining holding period of certain notes resulting in a shorter reinvestment spectrum.

•	For corporate securities, excluding medium term notes, the Company recorded net impairments totaling $6.5 million, principally on hybrid securities.

•

The Company recorded impairments of $44.0 million primarily related to foreign exchange losses arising on U.S. dollar denominated securities held in a Swiss franc functional currency entity. These foreign exchange losses are recorded as part of the foreign currency revaluation process; however, because the Company’s consolidated reporting currency is U.S. dollars, the foreign exchange impairment recorded on these securities is fully offset by a cumulative foreign currency translation adjustment gain recorded upon the consolidation of the foreign currency entity.

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

	OTTI related to credit losses recognized in earnings
Year Ended December 31,
(U.S. dollars in thousands)	2011	2010

Balance, January 1	$426,372	$537,121
Credit loss impairment recognized in the current period on securities not previously impaired	28,910	55,515
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(209,187)	(125,653)
Credit loss impairments previously recognized on securities impaired to fair value during the period	—	(130,891)
Additional credit loss impairments recognized in the current period on securities previously impaired	88,016	113,292
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(732)	(23,012)

Balance, December 31	$333,379	$426,372

          During the years ended December 31, 2011 and 2010, the $209.2 million and $125.7 million, respectively, of credit loss impairment previously recognized on securities that matured, or were paid down, prepaid or sold, includes $128.9 million and $100.2 million, respectively, of non-Agency RMBS.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

6. Investments in Affiliates

          The Company’s investment portfolio includes certain investments over which the company is considered to have significant influence and which, therefore, are accounted for using the equity method. Significant influence is generally deemed to exist where the Company has an investment of 20% or more in the common stock of a corporation or an investment of 3% or more in closed end funds, limited partnerships, LLCs or similar investment vehicles. The Company generally records its alternative and private equity fund affiliates on a one month and three month lag, respectively, and its operating affiliates on a three month lag. See Note 7, “Other Investments” for investments in alternative and private equity funds in which the Company generally owns less than 3% and are accounted for as “Other Investments.”

          Investments in affiliates comprised the following at December 31, 2011 and 2010:

Year ended December 31, (U.S. dollars in thousands)	2011	2010

Investment fund affiliates	$768,851	$829,059
Operating affiliates	283,878	298,122

Total investment affiliates	$1,052,729	$1,127,181

(a) Investment Fund Affiliates

          The Company has invested in certain closed end funds, certain limited partnerships, LLCs and similar investment vehicles, including funds managed by certain of its investment manager affiliates. Collectively, these investments in funds, partnerships and other vehicles are classified as “investment fund affiliates.” The Company’s equity investment in investment fund affiliates and equity in net income (loss) from such affiliates as well as certain summarized financial information of the investee as a whole are included below:

Year ended December 31, 2011: (U.S. dollars in thousands, except percentages)	XL Group Investment			Combined Funds

	Carrying Value	Equity in Net Income (Loss) for the Year	Weighted Average XL Percentage Ownership	Total Net Assets (Estimated) (2)

Alternative Funds (1):
Arbitrage	$123,969	$1,291	3.4%	$3,678,904
Directional	217,779	9,154	6.0%	3,619,272
Event Driven	229,956	(60)	3.1%	7,472,680
Multi-Style	425	(9)	17.6%	2,410

Total alternative funds	572,129	10,376	3.9%	14,773,266
Private equity funds (1)	196,722	15,877	5.1%	3,820,497

	$768,851	$26,253	4.1%	$18,593,763

Year ended December 31, 2010: (U.S. dollars in thousands, except percentages)	XL Group Investment			Combined Funds

	Carrying Value	Equity in Net Income (Loss) for the Year	Weighted Average XL Percentage Ownership	Total Net Assets (Estimated) (2)

Alternative Funds (1):
Arbitrage	$156,511	$9,477	4.1%	$3,797,962
Directional	166,644	5,972	5.9%	2,819,306
Event Driven	261,252	7,605	2.5%	10,267,525
Multi-Style	787	30	8.1%	9,688

Total alternative funds	585,194	23,084	3.5%	16,894,481
Private equity funds (1)	243,865	28,018	5.5%	4,408,189

	$829,059	$51,102	3.9%	$21,302,670

(1)	The Company generally records its alternative fund affiliates on a one month lag and its private equity fund affiliates on a one quarter lag.

(2)	Total estimated net assets are generally as at November 30 and September 30, respectively.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

6. Investments in Affiliates (Continued)

(a) Investment Fund Affiliates (Continued)

          Certain funds have a lock-up period. A lock-up period refers to the initial amount of time an investor is contractually required to invest before having the ability to redeem. At the point at which funds provide for periodic redemptions, the funds may, depending on their governing documents, have the ability to deny or delay a redemption request, called a gate, or suspend redemptions as a whole. The fund may implement the gate restriction because the aggregate amount of redemption requests as of a particular date exceeds a specified level, generally ranging from 15% to 25% of the fund’s net assets. The gate is a method for executing an orderly redemption process that reduces the possibility of adversely affecting the remaining investors in the fund in the event of substantial redemption requests falling on a single redemption date. Typically, the imposition of a gate delays a portion of the requested redemption, with the remaining portion settled in cash shortly after the redemption date.

          The carrying value of the Company’s holdings in funds that are subject to lockups and/or that have gate provisions in their governing documents as at December 31, 2011 and 2010 was $419.4 million and $428.6 million, respectively. The carrying value of the Company’s holdings in funds where a gate was imposed as at December 31, 2011 and 2010 was nil and $13.5 million, respectively.

          Certain funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity or convertible debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or designated account. Typically, the investor loses its redemption rights in the designated account. Only when the illiquid securities in the side-pocket are sold, or otherwise deemed liquid by the fund, may investors redeem that portion of their interest that has been ‘side-pocketed’. As at December 31, 2011 and 2010, the carrying value of our funds held in side-pockets were $30.7 million and $31.9 million, respectively. The underlying assets within these positions are generally expected to be liquidated over a period of approximately two to four years.

(b) Operating Affiliates

          The Company has invested in investment and (re)insurance affiliates and investment management companies’ securities or other forms of ownership interests. Collectively, these investments are classified as “operating affiliates.”

          The Company’s equity investment in operating affiliates and equity in net income (loss) from such affiliates as well as certain summarized financial information of the investee as a whole are included below:

Year ended December 31, 2011: (U.S. dollars in thousands)	XL Investment		Combined Investee Summarized Financial Data (Estimated) (1)

	Carrying Value	Equity in Net Income (Loss) for the Year	Total Assets	Total Liabilities	Total Revenue (Loss)	Net Income (Loss)

(U.S. dollars in thousands)
Operating affiliates:
Financial operating affiliates	$732	$(1,018)	$11,957,534	$11,931,662	$12,564	$1,115
Other strategic operating affiliates	153,955	20,891	1,295,921	967,264	348,831	48,641
Investment manager affiliates (2)	129,191	56,913	601,511	38,349	319,984	222,260

Total	$283,878	$76,786	$13,854,966	$12,937,275	$681,379	$272,016

Year ended December 31, 2010: (U.S. dollars in thousands)	XL Investment		Combined Investee Summarized Financial Data (Estimated) (1)

	Carrying Value	Equity in Net Income (Loss) for the Year	Total Assets	Total Liabilities	Total Revenue (Loss)	Net Income (Loss)

(U.S. dollars in thousands)
Operating affiliates:
Financial operating affiliates	$1,750	$53,031	$6,212,583	$6,179,978	$(688)	$(15,641)
Other strategic operating affiliates	122,266	28,161	1,075,578	772,572	274,786	48,792
Investment manager affiliates	174,106	40,180	654,229	70,816	375,384	348,615

Total	$298,122	$121,372	$7,942,390	$7,023,366	$649,482	$381,766

(1)	The Company generally records its operating affiliates on a one quarter lag. Estimated assets and liabilities are generally at September 30, 2011 and 2010, respectively.
(2)

During the year ended December 31, 201,1 the Company received distributions from its Investment Manager Affiliates of approximately $23.2 million, sold its interests in Finisterre for total proceeds of $35.0 million as explained below at “Investment Manager Affiliates,” and received $44.2 million as repayment of a note.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

6. Investments in Affiliates (Continued)

(b) Operating Affiliate (Continued)

          In certain investments, the carrying value is different from the share of the investee’s underlying net assets. The differences represent goodwill on acquisition, OTTI recorded with respect to the investment, or differences in the retained capital accounts of the various equity holders (including the Company).

          See Note 17(c), “Commitments and Contingencies – Investments in Affiliates,” for further information regarding commitments related to investment in affiliates.

          Financial Operating Affiliates

          The Company had no significant financial operating affiliates during 2011 following the sale, during the fourth quarter of 2010, of approximately 76% of its investment in Primus Guaranty, Ltd. (“Primus”), reducing the Company’s ownership interest from 39.7% to 9.8% at December 31, 2010. This sale generated total proceeds of $51.6 million during the year ended December 31, 2010. Given management’s view of the risk exposure, expected losses and the uncertainty facing the entire financial guarantee industry in 2007, the Company had reduced the reported value of its investment in Primus to nil at December 31, 2007. The Company did not record any equity earnings during 2010, 2009 or 2008 in relation to Primus because of the significant losses and negative book value reported by Primus during these periods. Therefore, the sale in the fourth quarter of 2010 resulted in the recording of a gain of $51.6 million through “Income from operating affiliates.” Subsequent to the sale, the Company’s ownership of Primus shares is accounted for as an available for sale equity security.

          Other Strategic Operating Affiliates

          The Company’s strategic operating affiliates included an investment in ARX Holding Corporation of 45.7% at both December 31, 2011 and 2010. During the second quarter of 2010, the Company’s 49.9% investment in the Brazilian joint venture ITAU XL Seguros Corporativos S.A. (“ITAU”) was sold.

          Investment Manager Affiliates

          During the years ended December 31, 2011, 2010, and 2009, the Company’s larger investment manager affiliates included Highfields Capital, a global equity investment firm, Polar Capital, an investment firm offering traditional and alternative products and HighVista Strategies, a diversified wealth management firm. The Company recorded, through net income in affiliates, other-than-temporary declines in the values of certain investment manager affiliates totaling $0.6 million, $4.4 million and $6.9 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

          During the third quarter of 2011, the Company sold its interests in Finisterre for total proceeds of $35.0 million resulting in a gain of $25.3 million. In addition, this transaction includes the potential for additional amounts to be paid to the Company during 2013 and 2014 subject to the investment manager meeting certain performance targets. These amounts, if any, will be recorded when known with certainty.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

7. Other Investments

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

          Other investments comprised the following at December 31, 2011 and 2010:

Year ended December 31, (U.S. dollars in thousands)	2011	2010

Alternative Investment Funds:
Arbitrage	$132,847	$73,010
Directional	228,544	177,785
Multi-Style	93,664	97,506

Total alternative funds	455,055	348,301
Private investment funds	87,491	79,662
Overseas deposits	91,425	80,006
Structured transactions	323,705	330,185
Other	27,586	55,416

Total other investments	$985,262	$893,570

(a) Alternative and Private Equity Funds

          At December 31, 2011, the alternative fund portfolio, accounted for as other investments, employed three strategies invested in 13 underlying funds, respectively. The Company is able to redeem the hedge funds on the same terms that the underlying funds can be redeemed. In general, the funds in which the Company is invested require at least 30 days notice of redemption, and may be redeemed on a monthly, quarterly, semi-annual, annual, or longer basis, depending on the fund.

          Certain funds have a lock-up period. A lock-up period refers to the initial amount of time an investor is contractually required to invest before having the ability to redeem. At the point at which funds provide for periodic redemptions, the funds may, depending on their governing documents, have the ability to deny or delay a redemption request, called a gate, or suspend redemptions as a whole. The fund may implement the gate restriction because the aggregate amount of redemption requests as of a particular date exceeds a specified level, generally ranging from 15% to 25% of the fund’s net assets. The gate is a method for executing an orderly redemption process that reduces the possibility of adversely affecting the remaining investors in the fund in the event of substantial redemption requests falling on a single redemption date. Typically, the imposition of a gate delays a portion of the requested redemption, with the remaining portion settled in cash shortly after the redemption date.

          The fair value of the Company’s holdings in funds that may be subject to lockups and/or that have gate provisions in their governing documents as at December 31, 2011 and 2010 was $240.0 million and $155.1 million, respectively. The Company did not have any holdings in funds where a gate was imposed as at December 31, 2011 or 2010.

          Certain funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity or convertible debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or designated account. Typically, the investor loses its redemption rights in the designated account. Only when the illiquid securities in the side-pocket are sold, or otherwise deemed liquid by the fund, may investors redeem that portion of their interest that has been ‘side-pocketed’. As at December 31, 2011 and 2010, the fair value of our funds held in side-pockets were $28.4 million and $38.8 million, respectively. The underlying assets within these positions are generally expected to be liquidated over a period of approximately two to four years.

          An increase in market volatility and an increase in volatility of hedge funds in general, as well as a decrease in market liquidity, could lead to a higher risk of a large decline in value of the hedge funds in any given time period.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

7. Other Investments (Continued)

(a) Alternative and Private Equity Funds (Continued)

          The following represents an analysis of the net realized gains and the net unrealized gains on the Company’s alternative investment funds and private equity funds:

	Net Unrealized Gains (Losses)		Net Realized Gains (Losses)

December 31, 2011 (U.S. dollars in thousands)	2011	2010	2011	2010	2009

Alternative Investment Funds	$96,873	$86,053	$10,120	$526	$21,809
Private Investment Funds	33,725	18,098	3,585	3,049	—

Total	$130,598	$104,151	$13,705	$3,575	$21,809

(b) Overseas Deposits

          Overseas deposits include investments in private funds related to Lloyd’s syndicates in which the underlying instruments are primarily government and government-related/supported and corporate fixed income securities. The funds themselves do not trade on an exchange and therefore are not included within available for sale securities. Also included in overseas deposits are restricted cash and cash equivalent balances held by Lloyd’s syndicates for solvency purposes. Given the restricted nature of these cash balances, they are not included within the cash and cash equivalents category in the balance sheet.

(c) Structured Transactions

          Project Finance Loans

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

          The following table shows a summary of the structured project finance loans:

Year ended December 31, (U.S. dollars in thousands except term to maturity)	2011	2010

Project Finance Loans:
Aggregate carrying value	$49,650	$52,182
Allowance for loan losses	(9,167)	(9,900)
Amounts charged off	—	—

Aggregate net carrying value	$40,483	$42,282

Number of individual loan participations	Six	Six
Number of individual loan participations relating to the allowance for loan losses	Two	Two
Weighted average contractual term to maturity	2.13 years	3.25 years
Weighted average credit rating	BB-	BB
Range of individual credit ratings	BB+ to CCC	BB+ to B+

          Surveillance procedures are conducted over each structured project finance loan on an ongoing basis with current expectations of future collections of contractual interest and principal used to determine whether any allowance for loan losses may be required at each period end. If it is determined that a future credit loss on a specific contract is reasonably possible and an amount can be estimated, an allowance is recorded. The contractual receivable is only charged off when the final outcome is known and the Company has exhausted all commercial efforts to try and collect any outstanding balances.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

7. Other Investments (Continued)

(c) Structured Transactions (Continued)

          During the year ended December 31, 2011 and 2010, management conducted separate reviews of each loan participation and determined loss allowance estimates, as shown in the table above, using a recovery value concept. Management considers recovery value to be the percentage of all future contractual interest and principal that the Company expects to receive from the borrower through any combination of regular debt service, other payments, salvage and recovery. The allowances for loan losses are made when it is probable that a loss will be incurred based upon current information received from the borrower.

          At December 31, 2011, one of the loan participations was being restructured by the borrower and participating lenders. Management determined the expected recovery value for this participation based on multiple risk factors, including but not limited to a difficult trading environment where margins are compressed below the historical mean, a working capital shortage that has interrupted production and prompted lawsuits from suppliers, earnings on the project are well below plan, and local bankruptcy law is untested and may make it difficult to exercise the existing security package. A second loan participation has credit risk to the operations of a borrower that is experiencing a difficult trading environment. Management determined the expected recovery value for this participation based on multiple risk factors, including but not limited to increased raw material costs adversely impacting margins, the borrower is currently operating at a net loss and has high leverage, construction risk remains as the project is behind schedule, and exposure to natural hazards that have caused a long shut down of operations.

          National Indemnity Endorsement

          On June 9, 2009, XL Specialty Insurance Company (“XL Specialty”), a wholly-owned subsidiary of XL Capital Ltd, entered into an agreement with National Indemnity Company, an insurance company subsidiary of Berkshire Hathaway Inc. (“National Indemnity”). Under the agreement, and a related reinsurance agreement, National Indemnity would issue endorsements (“Endorsements”) to certain directors and officers liability insurance policies known as “Side A” coverage policies underwritten by XL Specialty (the “Facility”).

          The Endorsements entitle policyholders to present claims under such D&O policies directly to National Indemnity in the event that XL Specialty is unable to meet its obligations due to an order of insolvency, liquidation or an injunction that prohibits XL Specialty from paying claims. Under the terms of the Facility, National Indemnity would issue Endorsements with aggregate premiums of up to $140 million. The Endorsements will terminate on the tenth anniversary of their issuance. The Facility provided that National Indemnity was obligated to issue Endorsements on D&O policies issued during an eighteen month period that commenced on June 8, 2009.

          In connection with the Facility, XL Insurance (Bermuda) Ltd (“XLIB”) purchased a payment obligation (the “Obligation”) in an aggregate principal amount of $150 million from National Indemnity. In addition, XL Specialty established a trust to hold the premiums (net of commissions) on the D&O policies endorsed by National Indemnity. XL Specialty also arranged to provide National Indemnity with a letter of credit in the event the assets in the trust are insufficient to meet XL Specialty’s obligations under the Facility (the “Letter of Credit”). The trust, the Letter of Credit and the payment obligations collateralize XL Specialty’s indemnity obligations under the Facility to National Indemnity for any payments National Indemnity is required to make under the Endorsements.

          The outstanding Obligation was recorded in Other Investments at an estimated fair value of $128.1 million, pays a coupon of 3.5%, and is being accreted to $150 million over the 11.5 year term of the payment obligation. The difference between the estimated fair value of the Obligation and the cost of that Obligation at the time of the transaction was approximately $21.9 million and was recorded in Other Assets. This difference, together with fees of $2.5 million, was amortized in relation to the earning of the underlying policies written. During the years ended December 31, 2011, 2010 and 2009, amortization of $9.4 million, $9.5 million and $5.5 million, respectively, was recorded.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

7. Other Investments (Continued)

(c) Structured Transactions (Continued)

          Other Structured Transactions

          On July 17, 2009, XLIB, a wholly-owned subsidiary of the Company, purchased notes with an aggregate face amount of $155 million. The carrying value of these notes at December 31, 2011 and 2010 was $147.5 million and $147.3 million, respectively. The issuer of the notes is a structured credit vehicle that holds underlying assets including corporate debt and preferred equity securities, including some securities issued by European financial institutions, as well as project finance debt securities. The notes, which are callable under certain criteria, have a final maturity of July 22, 2039.

          These structured transactions are not considered to be fair value measurements under U.S. GAAP and accordingly they have been excluded from the fair value measurement disclosures. See Note 3, “Fair Value Measurements” for details surrounding the estimated fair value of these investments.

(d) Other

          The Company regularly reviews the performance of these other investments. The Company recorded losses of $0.7 million, $7.8 million and $0.9 million in the years ended December 31, 2011, 2010 and 2009, respectively, due to other than temporary declines in values of these other investments.

          See Note 17(b), “Commitments and Contingencies – Other Investments,” for further information regarding commitments related to other investments.

8. Goodwill and Other Intangible Assets

          The following table presents an analysis of intangible assets broken down between goodwill, intangible assets with an indefinite life and intangible assets with a definite life for the years ended December 31, 2011, 2010 and 2009:

(U.S. dollars in thousands)	Goodwill	Intangible assets with an indefinite life	Intangible assets with a definite life	Total

Balance at December 31, 2008	$824,832	$18,666	$10,052	$853,550
Reclassification	—	—	(4,440)	(4,440)
Amortization	—	(3,300)	(1,858)	(5,158)
Foreign Currency Translation	1,177	—	—	1,177

Balance at December 31, 2009	$826,009	$15,366	$3,754	$845,129
Amortization	—	—	(1,859)	(1,859)
Foreign Currency Translation	(3,762)	—	—	(3,762)

Balance at December 31, 2010	$822,247	$15,366	$1,895	$839,508
Impairment	(429,020)	—	—	(429,020)
Amortization	—	—	(1,438)	(1,438)
Foreign Currency Translation	(1,729)	—	—	(1,729)

Balance at December 31, 2011	$391,498	$15,366	$457	$407,321

          The Company recorded a non-cash impairment of $429.0 million during the fourth quarter of 2011 to write-off all of the goodwill associated with its Insurance segment reporting unit, as discussed further below. The Company’s remaining goodwill as at December 31, 2011 relates to the reporting units within the Company’s Reinsurance segment. The estimated fair values of these reporting units exceeded their net book values as of December 31, 2011 and 2010 and therefore no impairments were recorded. At December 31, 2011, the ending goodwill balance is comprised of gross goodwill of $1.8 billion, offset by accumulated impairment charges of $ 1.4 billion. At December 31, 2010, the accumulated impairment charge was $990 million.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

8. Goodwill and Other Intangible Assets (Continued)

          The Company tests goodwill for impairment on an annual basis and on an interim basis when certain events or circumstances exist. The Company tests for impairment at the reporting unit level in accordance with the authoritative guidance on intangibles and goodwill. For the Reinsurance segment, a reporting unit is one level below the business segment, while for Insurance, the segment is also the reporting unit. The first step is to identify potential impairment by comparing the estimated fair value of a reporting unit to its estimated book value, including goodwill. The fair value of each reporting unit is derived based upon valuation techniques and assumptions the Company believes market participants would use to value the business and this is then compared to the book value of the business. The Company derives the net book value of its reporting units by estimating the amount of shareholders’ equity required to support the activities of each reporting unit. The estimated fair values of the reporting units are generally determined utilizing methodologies that incorporate price-to-net-tangible-book and price-to-earnings multiples of certain comparable companies in the industry, from an operational and economic standpoint. If such individual reporting unit estimated fair values - combined with an estimate of an appropriate control premium - exceed their related individual reporting unit net book values, goodwill for those individual reporting units is not deemed to be impaired. A control premium represents the value an investor would pay above non-controlling interest transaction prices in order to obtain a controlling interest in the respective company.

          However, if the margin calculated between the estimated reporting unit fair value and its net book value indicates a potential impairment or a “close call”, a further analysis of the reporting unit’s estimated fair value is performed, using an entity-specific discounted cash flow methodology. This methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The discounted cash flow methodology uses the Company’s projections of financial performance for a ten-year period combined with an estimated terminal value. The most significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value and expected future revenues, gross margins and operating margins, which vary among reporting units. If the individual reporting unit net book values exceed their related individual reporting unit estimated fair values based on this additional methodology, the second step of the goodwill impairment testing process is performed to measure the amount of impairment.

          During the third quarter of 2011, the Company completed its annual goodwill impairment testing based on Company and industry data as of June 30, 2011, which ultimately did not result in any goodwill impairments being recorded by the Company. Although the results of this analysis did not indicate the need for any impairment charges, management evaluated the sensitivity of the fair value calculations in the goodwill impairment test and concluded that relatively small changes to key assumptions such as discount rate, the terminal value, expected future revenues, gross margins and operating margins could result in a calculated fair value insufficient to support the current level of goodwill in certain businesses. Management also concluded that the prolonged weakened market conditions resulted in the range of calculated fair values used for testing impairment in the reporting units being sufficiently close to the current net book values to warrant quarterly analysis until market conditions improve.

          At December 31, 2011 the Company updated its impairment analytics utilizing all of the methodologies discussed above. As a result of the analysis performed, the Company concluded that the indicated ranges of fair values of the reporting units within the Reinsurance segment in which goodwill is carried was sufficient to support their goodwill balances; however, the indicated fair value of the Insurance segment reporting unit was not sufficient to support its goodwill balance, and thus did not pass step one of the impairment testing process. Therefore step two was required to quantify the amount of goodwill impairment. Following the step two valuation process, the $429 million carrying value of goodwill was deemed to be impaired. As a result of the continued losses in certain businesses within the segment and continued low industry market valuations, the Company increased the rate of return a market participant would require from that used in previous goodwill testing and decreased the level of control premiums added to market value multiples for the insurance reporting unit. These factors taken together, led to the conclusion that the impairment was required. The assumptions utilized within the Reinsurance Segment reporting unit valuations were not modified from those utilized during the third quarter as these units were not impacted by similar underperformance.

          During 2009, the Company sold its U.S. life reinsurance business. The transaction closed during the fourth quarter of 2009. Accordingly, the full value of the licenses held relating to this business of $3.3 million was removed from intangible assets with an indefinite life as part of the sale transaction. In addition, during 2009 certain internal use software acquired as part of the XL GAPS acquisition, which occurred in late 2007, with a carried value of $4.4 million was reclassified from intangible assets with a definite life into other assets. No impairments were recorded on intangible assets during any of the years ended December 2011, 2010 and 2009.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

9. REINSURANCE

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

	Premiums Written Year Ended December 31,			Premiums Earned Year Ended December 31,

(U.S. dollars in thousands)	2011	2010	2009	2011	2010	2009

Direct	$4,714,588	$4,398,753	$4,381,185	$4,624,557	$4,535,626	$4,861,073
Assumed	2,183,696	1,862,578	1,730,126	2,179,555	1,837,528	1,877,634
Ceded	(1,464,896)	(1,261,743)	(1,367,599)	(1,477,000)	(1,342,017)	(1,586,968)

Net	$5,433,388	$4,999,588	$4,743,712	$5,327,112	$5,031,137	$5,151,739

          The Company recorded reinsurance recoveries on losses and loss expenses incurred of $1.1 billion, $1.0 billion and $0.8 billion for the years ended December 31, 2011, 2010 and 2009, respectively.

          The following table presents an analysis of total unpaid losses and loss expenses and future policy benefit reserves recoverable for the year ended December 31:

(U.S. dollars in thousands)	2011	2010

P&C operations	$3,629,928	$3,649,290
Life operations	25,020	22,597

Total unpaid losses and loss expenses recoverable	$3,654,948	$3,671,887

          At December 31, 2011 and 2010, the total reinsurance assets of $3.9 billion and $3.8 billion, respectively, included reinsurance receivables for paid losses and loss expenses of $220.0 million and $171.3 million, respectively, with $3.7 billion relating to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported for each year end. Although the contractual obligation of individual reinsurers to pay their reinsurance obligations is based on specific contract provisions, the collectability of such amounts requires significant estimation by management. The majority of the balance the Company has accrued as recoverable will not be due for collection until sometime in the future. Over this period of time, economic conditions and operational performance of a particular reinsurer may impact its ability to meet these obligations and while it may continue to acknowledge its contractual obligation to do so, it may not have the financial resources or willingness to fully meet its obligations to the Company.

          At December 31, 2011 and 2010, the allowance for uncollectible reinsurance relating to both reinsurance balances receivable and unpaid losses and loss expenses recoverable were $99.2 million and $121.9 million, respectively. To estimate the provision for uncollectible reinsurance recoverable, the reinsurance recoverable must first be allocated to applicable reinsurers. As part of this process, ceded IBNR is allocated by reinsurer. The allocations are generally based on historical relationships between gross and ceded losses. If actual experience varies materially from historical experience, the allocation of reinsurance recoverable by reinsurer will change.

          The Company uses a default analysis to estimate uncollectible reinsurance recoverables. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral, and default factors used to determine the portion of a reinsurer’s balance deemed uncollectible. The definition of collateral for this purpose requires some judgment and is generally limited to assets held in trust, letters of credit, and liabilities held by the Company with the same legal entity for which the Company believes there is a right of offset. The Company is the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $1.7 billion at December 31, 2011, collateralizing reinsurance recoverables with respect to certain reinsurers. Default factors require considerable judgment and are determined using the current financial strength rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions. The total allowance recorded relating to reinsurance recoverables was $55.3 million and $68.1 million at December 31, 2011 and 2010, respectively.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

9. REINSURANCE (CONTINUED)

          The Company uses an aging analysis to estimate uncollectible reinsurance balances receivable relating to paid losses in addition to recording allowances relating to any specific balances with known collectability issues, irrespective of aging. The balances are aged from the date the expected recovery was billed to the reinsurer. Provisions are applied at specified percentages of the outstanding balances based upon the aging profile. Allowances otherwise required as a result of the aging process may not be recorded to the extent that specific facts and circumstances exist that lead management to believe that amounts will ultimately be collectible. The total allowance recorded relating to reinsurance balances receivable was $43.9 million and $53.8 million at December 31, 2011 and 2010, respectively.

          At December 31, 2011, the use of different assumptions within the model could have a material effect on the bad debt provision reflected in the Company’s Consolidated Financial Statements. To the extent the creditworthiness of the Company’s reinsurers was to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than the Company’s bad debt provision. Such an event could have a material adverse effect on the Company’s financial condition, results of operations, and cash flows.

          Approximately 92.2% of the total unpaid loss and loss expense recoverable and reinsurance balances receivable (net of collateral held) outstanding at December 31, 2011 was due from reinsurers with a financial strength rating of “A” or better. The following is an analysis of the total recoverable and reinsurance balances receivable at December 31, 2011, by reinsurers owing 3% or more of such total:

Name of reinsurer	Reinsurer Financial Strength Rating	% of total

Munich Reinsurance Company	AA-/Stable	22.8%
Swiss Reinsurance Company	AA-/Stable	12.2%
Swiss Re Europe S.A.	AA-/Stable	5.1%
Transatlantic Reinsurance Company	A+/Stable	3.7%
Everest Reinsurance Company	A+/Stable	3.0%

          The following table sets forth the ratings profile of the reinsurers that support the unpaid loss and loss expense recoverable and reinsurance balances receivable:

Reinsurer Financial Strength Rating	% of total

AAA	1.3%
AA	58.4%
A	32.3%
BBB	0.4%
BB and below	0.1%
Captives	4.8%
Not Rated	0.2%
Other	2.5%

Total	100.0%

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

10. LOSSES AND LOSS EXPENSES

          Unpaid losses and loss expenses are comprised of:

Year Ended December 31 (U.S. dollars in thousands)	2011	2010

Reserve for reported losses and loss expenses	$8,153,585	$8,510,605
Reserve for losses incurred but not reported	12,460,316	12,021,002

Unpaid losses and loss expenses	$20,613,901	$20,531,607

          Net losses and loss expenses incurred are comprised of:

Year Ended December 31 (U.S. dollars in thousands)	2011	2010	2009

Loss and loss expenses payments	$4,911,737	$4,309,523	$5,138,951
Change in unpaid losses and loss expenses	260,631	(141,589)	(1,148,495)
Change in unpaid losses and loss expenses recoverable	(28,442)	(117,120)	441,397
Paid loss recoveries	(1,065,535)	(839,014)	(1,263,016)

Net losses and loss expenses incurred	$4,078,391	$3,211,800	$3,168,837

          The following table represents an analysis of the Company’s paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid losses and loss expenses for the years indicated:

(U.S. dollars in thousands)	2011	2010	2009

Unpaid losses and loss expenses at beginning of year	$20,531,607	$20,823,524	$21,650,315
Unpaid losses and loss expenses recoverable	3,649,290	3,557,391	3,964,836

Net unpaid losses and loss expenses at beginning of year	16,882,317	17,266,133	17,685,479
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	4,363,258	3,584,662	3,453,577
Prior years	(284,867)	(372,862)	(284,740)

Total net incurred losses and loss expenses	4,078,391	3,211,800	3,168,837
Exchange rate effects	(130,533)	(125,107)	287,752
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	589,870	442,262	439,638
Prior years	3,256,332	3,028,247	3,436,297

Total net paid losses	3,846,202	3,470,509	3,875,935
Net unpaid losses and loss expenses at end of year	16,983,973	16,882,317	17,266,133
Unpaid losses and loss expenses recoverable	3,629,928	3,649,290	3,557,391

Unpaid losses and loss expenses at end of year	$20,613,901	$20,531,607	$20,823,524

(a) Current year net losses incurred

          Current year net losses incurred increased by $778.6 million in 2011 as compared to 2010. This was mainly as a result of the current year loss ratio increasing by 10.7 loss percentage points due to higher losses from natural catastrophes as compared to 2010, but also from the following: (i) the Insurance segment in 2011 experienced higher large loss activity in the energy, property and marine businesses, as compared to 2010; and (ii) the Reinsurance segment in 2011 experienced higher levels of large loss events in U.S. property including a deterioration in the performance of a large U.S. agricultural program, higher attritional losses as well as business mix changes, as compared to 2010.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

10. LOSSES AND LOSS EXPENSES (CONTINUED)

(a) Current year net losses incurred (Continued)

          Current year net losses incurred increased by $131.1 million in 2010 as compared to 2009. This was mainly as a result of the current year loss ratio increasing by 4.2 loss percentage points due to higher losses from natural catastrophes as compared to 2009, but also from the following: (i) the Insurance segment - in 2010, there were higher large loss events in property and excess casualty, adverse experience in exited lines of business and the impact of flat to slightly negative rate changes partially offset by changes in business mix and improved loss experience in aerospace, as compared to 2009; and (ii) the Reinsurance segment – in 2010, there were large loss events in the marine lines which were offset by changes in business mix, improved loss experience in property, discontinued financial lines and the professional and trade credit business related to the credit crisis, as compared to 2009.

(b) Prior year net losses incurred

          The following table presents the net (favorable) adverse prior year loss development of the Company’s loss and loss expense reserves for its property and casualty operations by operating segment for each of the years indicated:

(U.S. dollars in millions)	2011	2010	2009

Insurance segment	$(76.5)	$(127.4)	$(62.9)
Reinsurance segment	(208.4)	(245.5)	(221.8)

Total	$(284.9)	$(372.9)	$(284.7)

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

          Insurance Segment

          The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Insurance segment for the last three years ended December 31:

(U.S. dollars in millions)	2011	2010	2009

Property	$(8.9)	$(23.5)	$(50.7)
Casualty and Professional	(47.1)	(105.2)	(41.0)
Specialty and Other	(20.5)	1.3	28.8

Total	$(76.5)	$(127.4)	$(62.9)

          Net favorable prior year reserve development for the Insurance segment of $76.5 million (corresponding gross development was $23.1 million unfavorable) for the year ended December 31, 2011 and was mainly attributable to the following:

•

For property lines, net prior year development during the year was $8.9 million favorable as a result of better than expected reported loss activity mainly for the 2010 accident year of $22.6 million for the international property book of business for the non-catastrophe exposures, partially offset by adverse development in the international construction ($5.0 million) and Bermuda property ($4.6 million) books of business (also primarily attributable to the 2010 accident year) for non-catastrophe exposures, and an increase in the reinsurance bad debt reserve ($2.8 million).

•

For casualty lines, net prior year development during the year was $40.5 million unfavorable (gross unfavorable of $158.5 million) mainly related to adverse development on large excess casualty claims associated with the Deepwater Horizon event in the 2010 accident year totaling $135.6 million gross and $33.4 million net. In addition, $150.0 million gross and $65.0 million net excess casualty IBNR reserves were reallocated to the 2010 accident year in respect of Deepwater Horizon exposures. These IBNR movements were entirely offset by reserve reductions in older accident years. This activity largely explains the difference between the gross and net prior year development for the Insurance segment.

Furthermore, there was modest adverse loss experience in the workers compensation profiles in the U.S. risk managment ($7.4 million) and U.S. middle market ($2.6 million) books of business spread across the 2004 to 2010 accident years. These were partially offset by the continued benign large loss experience in primary casualty for the 2002 and prior accident years.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

10. LOSSES AND LOSS EXPENSES (CONTINUED)

(b) Prior year net losses incurred (Continued)

•	For professional lines, the net prior year development during the year was $87.5 million favorable.

The core professional business benefited from releases in reserves for clash losses totaling $88.5 million. These were comprised of releases of $45.3 million for the 2006 and prior report years reflecting favorable development across these years and $54.3 million for report year 2010 to reflect the limited clash events in that year, partially offset by a modest strengthening of $11.1 million for the 2007 to 2009 report years. The core professional business also benefited from a $98.7 million favorable movement excluding clash due to better than expected incurred activity mainly in the 2007 and prior report years.

There was a strengthening in the U.S. Private Commercial business of $29.2 million reflecting worse than expected incurred activity primarily in the 2010 report year.

There was a $37.5 million strengthening in the Design portfolio covering architects and engineers professional liability across the 2004 to 2010 report years driven by worse than expected reported loss experience.

The Select business portfolio, which offers lawyers, real estate and miscellaneous professional liability to small and midsize firms in the U.S., had strengthening of $17.5 million due to worse than expected reported loss experience mainly in the 2009 and 2010 report years.

Finally, there was strengthening of unallocated loss adjustment expense reserves across all professional lines totaling $12.9 million.

•

For specialty and other lines, net prior year development during the year was $20.5 million favorable mainly due to better than expected reported loss experience for non-catastrophe exposures in several books of business, including aerospace ($20.8 million), specie ($7.9 million), international environmental ($7.1 million), marine ($16.9 million) and discontinued lines ($7.8 million). In addition, there was favorable development from better than expected reported loss experience in the marine book of business for catastrophe exposures of $9.7 million and a decrease in the reinsurance bad debt reserve of $8.3 million, which were partially offset by adverse development in the excess and surplus lines ($27.7 million) and programs ($7.1 million) books of business and adverse development in the run-off surety book of business of $20.9 million predominantly relating to one discontinued program.

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

•

For casualty lines, net prior year development during the year was $13.4 million unfavorable due mainly to a $45.1 million strengthening in the U.S. risk management lines, where there has been higher than expected actual losses and reserve assumptions have been revised to give greater weight to actual experience relative to industry benchmarks. The unfavorable development was partially offset by a $26.0 million decrease in the uncollectible reinsurance reserve from reduced exposures and lower estimated risk levels from the Swiss operations. On a gross basis, the excess casualty lines have experienced higher than expected actual losses which have only been partially offset by lower than expected actual losses in the primary casualty lines. However, the gross deterioration in excess casualty was heavily ceded so that on a net basis the strengthening in excess casualty has been almost entirely offset by the release in primary casualty.

•

For professional lines, net prior year development was $118.6 million favorable. This was driven by lower than expected actual losses in the core U.S. professional business ($89.8 million mainly from report years 2007 and prior) and International ($41.1 million in report year 2006) lines, favorable reserve development in Bermuda errors and omissions lines ($57.2 million for report years 2003 and prior), and favorable Clash development ($28.2 million from report years 2006 and prior). This was partially offset by higher than expected actual losses in the U.S. Private Commercial lines ($63.7 million), and in the small to midsize professional services lines, in particular in the miscellaneous professionals ($21.8 million), architects and engineers ($6.2 million), and real estate ($5.5 million) books.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

10. LOSSES AND LOSS EXPENSES (CONTINUED)

(b) Prior year net losses incurred (Continued)

•

For specialty and other lines, net prior year development was $1.3 million unfavorable due mainly to an unfavorable settlement in the surety lines ($40.4 million), higher than expected actual losses in the environmental lines ($15.5 million), and an unfavorable commutation in the financial lines ($9.1 million). This was mostly offset by lower than expected actual losses in the aerospace ($32.9 million), marine ($7.2 million), specie ($5.5 million) and equine ($3.1 million) lines as well as a reduction in the provision for unrecoverable reinsurance due to reduced exposures and lower estimated risk levels from the London Market operations ($13.1 million).

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

          Reinsurance Segment

          The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Reinsurance segment for the last three years ended December 31:

(U.S. dollars in millions)	2011	2010	2009

Property and other short-tail lines	$(64.3)	$(145.8)	$(142.5)
Casualty and other	(144.1)	(99.7)	(79.3)

Total	$(208.4)	$(245.5)	$(221.8)

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

10. LOSSES AND LOSS EXPENSES (CONTINUED)

(b) Prior year net losses incurred (Continued)

          Net favorable prior year reserve development for the Reinsurance segment of $208.4 million for the year ended December 31, 2011 was mainly attributable to the following:

•	Net favorable prior year development of $64.3 million for the short-tailed lines in the year ended December 31, 2011 and details of these by specific lines are as follows:

•

For property catastrophe lines, net prior year development during the year was $37.3 million favorable with the main components of this being better than expected loss development of $11.0 million from several European windstorm losses and $8.0 million from Hurricanes Katrina and Rita.

•

For property other lines, net prior year development during the year was $40.5 million favorable as a result of lower than expected reported losses across most lines of business and most underwriting years with the exception of one cedant in Latin America.

•

For marine and aviation lines, net prior year development during the year was $13.5 million unfavorable primarily due to reported claim development being above expectations mainly in marine lines of business.

•	Net favorable prior year development of $144.1 million for the long-tailed lines for the year ended December 31, 2011 and details of these by specific lines are as follows:

•

For casualty lines, net prior year development during the year was $109.4 million in favorable development primarily related to $56.0 million in better than expected claim activity in North America, $32.1 million in Europe and $20.0 million related to favorable development on Enron-related professional liability claims. The favorable development is primarily for the 1999 to 2006 underwriting years.

•

For other lines, net prior year development during the year was $34.7 million favorable due to reserve releases on whole account treaties written on Lloyd’s syndicates for the 2008 underwriting year as well as releases on large losses and trade credit.

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

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

10. LOSSES AND LOSS EXPENSES (CONTINUED)

(b) Prior year net losses incurred (Continued)

•	Net favorable prior year development of $99.7 million for the long-tailed lines for the year ended December 31, 2010 and details of these by specific lines are as follows:

•

$25.2 million in favorable casualty and professional development attributable to $33.0 million in releases due to settlements related to Enron losses, $21.6 million in releases mainly due to U.S. professional exposures in underwriting years 2005 and prior, $11.9 million primarily due to releases related to revision of European loss development factors and initial expected loss ratios, $7.1 million related to releases from run-off of Australia casualty exposures in underwriting years 2005 and prior offset by adverse development of $43.0 million related to Italian hospital medical malpractice exposures written through a Lloyd’s syndicate and adverse development of $5.4 million related to European Financial Institution exposures in underwriting years 2002 and 2004.

•

$74.5 million in favorable other lines development primarily driven by $42.1 million in favorable development from whole account contracts written in Lloyd’s syndicates of which $36.1m in releases related to reinsurance to close (“RITC”) in years of account 2007 and prior and $6.0 million due to better than expected activity in underwriting years 2008 and 2009.Contributions also from North American bond run-off exposures due to better than expected activity in underwriting years 2006 and prior resulting in releases of $12.6 million, a reduction of $7.5 million on one political risk loss, Latin America Surety releases of $5.6 million related to better than expected loss experience across most underwriting years, $3.7 million in relation to one specific contract commutation and $3.0 million in releases primarily due to favorable activity in European trade credit run-off exposures in most prior underwriting years.

          Net favorable prior year reserve development for the Reinsurance segment of $221.8 million for the year ended December 31, 2009 was mainly attributable to the following:

•	Net favorable prior year development of $142.5 million for the short-tailed lines in the year ended December 31, 2009 and details of these by specific lines are as follows:

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

•	Net favorable prior year development of $79.3 million for the long-tailed lines for the year ended December 31, 2009 and details of these by specific lines are as follows:

	•	$21.0 million in favorable casualty development related primarily to the European General Liability and U.K. Motor portfolios in underwriting years 2004 to 2007.

•

$40.7 million in favorable professional development due primarily to U.S. exposures for underwriting years 2002 and prior in addition to professional indemnity exposures underwritten in Europe in years 2006 and prior.

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

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

10. LOSSES AND LOSS EXPENSES (CONTINUED)

(c) Exchange rate effects

          Exchange rate effects on net loss reserves in each of the three years ended December 31, 2011, 2010 and 2009 related to the global operations of the Company primarily where reporting units have a functional currency that is not the U.S. dollar. In 2011, the U.S. dollar was stronger against U.K. sterling, the Euro, the Brazilian real and the Swiss franc, which more than offset losses that were driven by a stronger Australian dollar In 2010, the U.S. dollar was stronger against the Euro, while weaker against the Swiss franc, Canadian dollar and Brazilian real. In 2009, the U.S. dollar weakened against all of the Company’s major currency exposures, particularly the Canadian dollar and U.K. sterling. These movements in the U.S. dollar gave rise to translation and revaluation exchange movements related to carried loss reserve balances of $(130.5) million, $(125.1) million and $287.8 million in the years ended December 31, 2011, 2010 and 2009, respectively.

(d) Net paid losses

          Total net paid losses were $3.8 billion, $3.5 billion and $3.9 billion in each of 2011, 2010 and 2009, respectively.

(e) Other loss information

          The Company did not dispose of or acquire net loss reserves in 2011, 2010 or 2009.

          The Company’s net incurred losses and loss expenses include actual and estimates of potential non-recoveries from reinsurers. As at December 31, 2011 and 2010, the reserve for potential non-recoveries from reinsurers was $99.2 million and $121.9 million, respectively. For further information, see Note 9, “Reinsurance.”

          Except for certain workers’ compensation (including long term disability) liabilities and certain U.K. motor liability claims, the Company does not discount its unpaid losses and loss expenses.

          The Company utilizes tabular reserving for workers’ compensation (including long-term disability) unpaid losses that are considered fixed and determinable, and discounts such losses using an interest rate of 5% in 2011 and 2010. The interest rate approximates the average yield to maturity on specific fixed income investments that support these liabilities. The tabular reserving methodology results in applying uniform and consistent criteria for establishing expected future indemnity and medical payments (including an explicit factor for inflation) and the use of mortality tables to determine expected payment periods. Tabular unpaid losses and loss expenses, net of reinsurance, at December 31, 2011 and 2010 on an undiscounted basis were $612.9 million and $660.3 million, respectively. The related discounted unpaid losses and loss expenses were $290.3 million and $311.9 million at December 31, 2011 and 2010, respectively.

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

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

10. Losses and Loss Expenses (Continued)

(f) Asbestos and Environmental Related Claims

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

          A reconciliation of the opening and closing unpaid losses and loss expenses related to asbestos and environmental exposure claims for the years indicated is as follows:

Year Ended December 31,	2011	2010	2009

(U.S. dollars in thousands)
Net unpaid losses and loss expenses at beginning of year	$84,075	$100,922	$111,860
Net incurred losses and loss expenses	(41)	(130)	(312)
Less net paid losses and loss expenses	6,256	16,718	10,626

Net increase (decrease) in unpaid losses and loss expenses	(6,297)	(16,848)	(10,938)
Net unpaid losses and loss expenses at end of year	77,778	84,075	100,922
Unpaid losses and loss expenses recoverable at end of year	134,323	142,037	151,963

Gross unpaid losses and loss expenses at end of year	$212,101	$226,112	$252,885

          Reserves for incurred but not reported losses, net of reinsurance, included in the above table were $47.2 million, $54.9 million and $68.5 million in 2011, 2010 and 2009, respectively. Unpaid losses recoverable are net of potential uncollectible amounts.

          As of December 31, 2011, the Company had 1,038 open claim files for potential asbestos exposures and 362 open claim files for potential environmental exposures. Approximately 43%, 44% and 50% of the open claim files are due to precautionary claim notices in 2011, 2010 and 2009, respectively. Precautionary claim notices are submitted by the ceding companies in order to preserve their right to receive coverage under the reinsurance contract.

          Such notices do not contain an incurred loss amount to the Company. The development of the number of open claim files for potential asbestos and environmental claims is as follows:

	Asbestos Claims	Environmental Claims

Total number of claims outstanding at December 31, 2008	1,546	548
New claims reported in 2009	221	38
Claims resolved in 2009	(330)	(102)

Total number of claims outstanding at December 31, 2009	1,437	484
New claims reported in 2010	125	31
Claims resolved in 2010	(362)	(98)

Total number of claims outstanding at December 31, 2010	1,200	417
New claims reported in 2011	106	36
Claims resolved in 2011	(268)	(91)

Total number of claims outstanding at December 31, 2011	1,038	362

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

10. Losses and Loss Expenses (Continued)

(f) Asbestos and Environmental Related Claims (Continued)

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

          The estimation of loss and loss expense liabilities for asbestos and environmental exposures is subject to much greater uncertainty than is normally associated with the establishment of liabilities for certain other exposures due to several factors, including: (i) uncertain legal interpretation and application of insurance and reinsurance coverage and liability; (ii) the lack of reliability of available historical claims data as an indicator of future claims development; (iii) an uncertain political climate which may impact, among other areas, the nature and amount of costs for remediating waste sites; and (iv) the potential of insurers and reinsurers to reach agreements in order to avoid further significant legal costs. Due to the potential significance of these uncertainties, the Company believes that no meaningful range of loss and loss expense liabilities beyond recorded reserves can be established. As the Company’s net unpaid loss and loss expense reserves related to asbestos and environmental exposures are less than 1% of the total net reserves at December 31, 2011 and 2010, further adverse development is not expected to be material to the Company’s overall net loss reserves. The Company believes it has made reasonable provision for its asbestos and environmental exposures and is unaware of any specific issues that would significantly affect its estimate for loss and loss expenses.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

11. Deposit Liabilities

          The Company has entered into certain insurance and reinsurance policies that transfer insufficient risk under GAAP to be accounted for as insurance or reinsurance transactions and are recognized as deposits. These structured property and casualty agreements have been recorded as deposit liabilities and are initially matched by an equivalent amount of investments. The Company has investment risk related to its ability to generate sufficient investment income to enable the total invested assets to cover the payment of the ultimate liability. See Note 5, “Investments,” for further information relating to the Company’s net investment income as well as realized and unrealized investment (losses) gains. Each deposit liability accrues at a rate equal to the internal rate of return of the payment receipts and obligations due during the life of the agreement. Where the timing and/or amount of future payments are uncertain, cash flows reflecting the Company’s actuarially determined best estimates are utilized. Deposit liabilities are initially recorded at an amount equal to the assets received.

          Total deposit liabilities for the years ended December 31, 2011 and 2010 were $1.6 billion and $1.7 billion, respectively. Interest expense of $51.3 million, $54.4 million and $36.2 million was recorded related to the accretion of deposit liabilities for the years ended December 31, 2011, 2010 and 2009, respectively.

12. Future Policy Benefit Reserves

          The Company enters into long duration contracts that subject the Company to mortality and morbidity risks and which were accounted for as life premiums earned. Future policy benefit reserves were established using appropriate assumptions for investment yields, mortality, and expenses, including a provision for adverse deviation. The average interest rate used for the determination of the future policy benefits for these contracts was 4.5% at December 31, 2011 and 2010. Total future policy benefit reserves for the year ended December 31, 2011 and 2010 were $4.8 billion and $5.1 billion, respectively. The decrease of $232.6 million in the Annuities is mainly due to foreign exchange movements and the usual releases on single premium annuities in line with benefits paid and mortality of underlying policyholders.

          Future policy benefit reserves are comprised of the following:

Year ended December 31 (U.S. dollars in thousands)	2011	2010

Traditional Life	$812,628	$809,776
Annuities	4,032,766	4,265,351

Total future policy benefit reserves	$4,845,394	$5,075,127

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

13. Notes Payable and Debt and Financing Arrangements

          At December 31, the Company’s financing structure, which includes senior unsecured notes, bank and loan facilities available from a variety of sources, including commercial banks, and letter of credit facilities was as follows:

	2011		2010

(U.S. dollars in thousands)	Commitment/ Debt	In Use/ Outstanding (1)	Commitment/ Debt	In Use/ Outstanding (1)

Debt:
5-year revolver expiring 2012 (2)	$—	$—	$1,000,000	$—
4-year revolver expiring 2015 (3)	1,000,000	—	—	—
6.50% Guaranteed Senior Notes due 2012 (4)	600,000	599,971	600,000	599,294
5.25% Senior Notes due 2014	600,000	597,501	600,000	596,579
5.75% Senior Notes due 2021	400,000	395,963	—	—
8.25% Senior Notes due 2021	—	—	575,000	572,538
6.375% Senior Notes due 2024	350,000	348,592	350,000	348,482
6.25% Senior Notes due 2027	325,000	322,591	325,000	322,435

Total debt	$3,275,000	$2,264,618	$3,450,000	$2,439,328
Adjustment to carrying value – impact of fair value hedge	—	10,709	—	17,675

Carrying Value	$3,275,000	$2,275,327	$3,450,000	$2,457,003

Letters of Credit:
5 facilities – total	$4,000,000	$1,871,192	$5,000,114	$2,395,242

(1)	“In Use” and “Outstanding” data represent December 31, 2011 and 2010 accreted values.
(2)	The 2012 5-year revolving credit facilities shared a $1 billion revolving credit sub-limit. This facility was terminated in December 2011 in connection with entering into new credit facilities.
(3)	This credit facility has a $1 billion revolving credit sub-limit.
(4)	The 6.50% Guaranteed Senior Notes were repaid at maturity on January 15, 2012.

(a) Notes Payable and Debt

          All outstanding debt of the Company, noted in the table above, at December 31, 2011 and 2010 was issued by XL-Cayman except for the $600 million par value 6.5% Guaranteed Senior Notes (the “XLCFE Notes”) which were issued by XL Capital Finance (Europe) plc (“XLCFE”) and were repaid at maturity on January 15, 2012. Both XL-Cayman and XLCFE are wholly-owned subsidiaries of XL-Ireland. The XLCFE Notes were fully and unconditionally guaranteed by XL Company Switzerland GmbH (“XL-Switzerland”). The Company’s ability to obtain funds from its subsidiaries to satisfy any of its obligations under guarantees is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the Company operates, including, among others, Bermuda, the United States, Ireland, Switzerland and the U.K. Aggregated required statutory capital and surplus for the principal operating subsidiaries of the Company was $6.7 billion and $6.5 billion at December 31, 2011 and 2010, respectively.

          Concurrent with the issuance of ordinary shares and pursuant to the Company’s shelf registration statement, the Company, in August 2008, issued 23.0 million 10.75% Equity Security Units (the “10.75% Units”) in a public offering in order to fund payments in relation to the Master Commutation Release and Restructuring Agreement, dated July 28, 2008, as amended among XL Insurance (Bermuda) Ltd (“XLIB”) and affiliates Syncora Holdings Ltd. and its affiliates (“Syncora”) and certain of Syncora’s credit default swap counterparties (the “Master Agreement”) and remaining net proceeds were used for general corporate purposes. The Company received approximately $557.0 million in net proceeds from the sale of the 10.75% Units after deducting underwriting discounts. Each 10.75% Unit had a stated amount of $25 and consisted of (a) a purchase contract pursuant to which the holder agreed to purchase, for $25, a variable number of shares of the Company’s Ordinary Shares on August 15, 2011 and (b) a one-fortieth, or 2.5%, ownership interest in a senior note issued by the Company due August 15, 2021 with a principal amount of $1,000. The senior notes were pledged by the holders to secure their obligations under the purchase contract.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

13. Notes Payable and Debt and Financing Arrangements (Continued)

(a) Notes Payable and Debt (Continued)

          The number of shares issued under the purchase contract was contingently adjustable based on, among other things, the share price of the Company on the stock purchase date and the dividend rate of the Company. The Company made quarterly payments at the annual rate of 2.50% and 8.25% under the purchase contracts and senior notes, respectively. For all periods reported, the Company had the right to defer the contract payments on the purchase contract, but not the senior notes, until the stock purchase date. In August 2011, the senior notes were remarketed whereby the interest rate on the senior notes was to be reset in order to generate sufficient remarketing proceeds to satisfy the 10.75% Unit holders’ obligations under the purchase contracts.

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

          In August 2011, in accordance with the terms of the 10.75% Units, XL-Cayman purchased and retired all of the 8.25% senior notes due August 2021 (the “8.25% Senior Notes”) for $575 million in a remarketing. These notes comprised a part of the 10.75% Units. The proceeds from the remarketing were used to satisfy the purchase price for XL-Ireland’s ordinary shares issued to holders of the 10.75% Units pursuant to the forward purchase contracts comprising a part of the 10.75% Units. Each forward purchase contract provided for the issuance of 1.3242 ordinary shares of XL-Ireland at a price of $25 per share. The settlement of the forward purchase contracts resulted in XL-Ireland’s issuance of an aggregate of 30,456,600 ordinary shares for an aggregate purchase price of $575 million. As a result of the settlement of the forward purchase contracts, the 10.75% Units ceased to exist and are no longer traded on the NYSE.

          On September 30, 2011, XL-Cayman issued $400 million aggregate principal amount of 5.75% Senior Notes due 2021 at the issue price of 100% of the principal amount. The 5.75% Senior Notes are fully and unconditionally guaranteed by XL-Ireland. The 5.75% Senior Notes bear interest at a rate of 5.75% per annum, payable semiannually, beginning on April 1, 2012, and mature on October 1, 2021. XL-Cayman may redeem the 5.75% Senior Notes, in whole or part, from time to time in accordance with the terms of the indenture pursuant to which the 5.75% Senior Notes were issued. XL-Cayman received net proceeds of approximately $395.9 million from the offering, which were used to partially repay the $600 million principal amount outstanding of the XLCFE Notes.

(b) Letter of Credit Facilities and Other Sources of Collateral

          The Company has several letter of credit facilities provided on a syndicated and bilateral basis from commercial banks. These facilities are utilized primarily to support non-admitted insurance and reinsurance operations in the U.S. and capital requirements at Lloyd’s. The Company’s letter of credit facilities and revolving credit facilities at December 31, were as follows:

Year ended December 31 (U.S. dollars thousands except percentages)	2011 (1)	2010 (2)

Revolving credit facilities (3)	$1,000,000	$1,000,000
Available letter of credit facilities – commitment (4)	$4,000,000	$5,000,114
Available letter of credit facilities – in use	$1,871,192	$2,395,242
Collateralized by certain of the Company’s investment portfolio	93.8%	21.1%

(1)	At December 31, 2011 there were five available letter of credit facilities.
(2)	At December 31, 2010 there were five available letter of credit facilities.
(3)	At December 31, 2011 and 2010 the revolving credit facilities were unutilized.
(4)

The Company has the option to increase the size of the March 2011 Credit Agreement by an additional $500 million and the size of the facilities under the December 2011 Credit Agreements by an additional $500 million across both such facilities.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

13. Notes Payable and Debt and Financing Arrangements (Continued)

(b) Letter of Credit Facilities and Other Sources of Collateral (Continued)

          In 2011, the Company and certain of its subsidiaries (i) entered into three new credit agreements, which are described below and provide for an aggregate amount of outstanding letters of credit and revolving credit loans up to $3 billion, subject to certain options to increase the size of the facilities, and (ii) terminated the five-year credit agreement dated June 21, 2007 (the “2007 Credit Agreement”), which had provided for an aggregate amount of outstanding letters of credit and revolving credit loans up to $4 billion.

          On March 25, 2011, the Company and certain of its subsidiaries entered into a secured credit agreement (the “March 2011 Credit Agreement”) that currently provides for the issuance of letters of credit of up to $1 billion with the option to increase the size of the facility by an additional $500 million. The commitments under the 2011 Credit Agreement will expire on, and the credit facility is available on a continuous basis until, the earlier of (i) March 25, 2014 and (ii) the date of termination in whole of the commitments upon an optional termination or reduction of the commitments by the account parties or upon an event of default.

          In October 2011, the $75,000 letter of credit facility that was supporting a subsidiary of the Company was terminated.

          On December 9, 2011, the Company and certain of its subsidiaries entered into (i) a new secured credit agreement (the “December 2011 Secured Credit Agreement”) and (ii) a new unsecured credit agreement (the “December 2011 Unsecured Credit Agreement” and together with the December 2011 Secured Credit Agreement, the “December 2011 Credit Agreements”). In connection with the December 2011 Credit Agreements, the 2007 Credit Agreement was terminated. The March 2011 Credit Agreement continues in force, but was amended to conform certain of its terms to those of the December 2011 Secured Credit Agreement.

          The 2007 Credit Agreement had provided for letters of credit and for revolving credit loans of up to $750 million with the aggregate amount of outstanding letters of credit and revolving credit loans thereunder not to exceed $3 billion. At the time at which it was terminated and the December 2011 Credit Agreements became effective, there were no outstanding revolving credit loans under the 2007 Credit Agreement. A portion of the letters of credit outstanding under the 2007 Credit Agreement at the time of its termination were continued under the March 2011 Credit Agreement and the remainder were continued under the December 2011 Credit Agreements.

          The December 2011 Secured Credit Agreement provides for issuance of letters of credit up to $650 million. The December 2011 Unsecured Credit Agreement is a $1.35 billion facility that provides for issuance of letters of credit and up to $1 billion of revolving credit loans. The Company has the option to increase the maximum amount of letters of credit available by an additional $500 million across the facilities under the December 2011 Credit Agreements.

          The commitments under each December 2011 Credit Agreement expire on, and such credit facilities are available until, the earlier of (i) December 9, 2015 and (ii) the date of termination in whole of the commitments upon an optional termination or reduction of the commitments by the account parties or upon an event of default.

          The availability of letters of credit under the December 2011 Secured Credit Agreement and the March 2011 Credit Agreements is subject to a borrowing base requirement, determined on the basis of specified percentages of the face value of eligible categories of assets varying by type of collateral.

          On August 3, 2010, a $100 million five-year revolving credit facility expired and was not replaced, and on June 22, 2010, a $2.3 billion five-year letter of credit facility expired and was not replaced.

          On December 14, 2009, the £450 million letter of credit facility issued on November 14, 2007 that was supporting the Company’s syndicates at Lloyd’s of London terminated. This facility was replaced by a $750 million bilateral secured letter of credit facility.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

13. Notes Payable and Debt and Financing Arrangements (Continued)

(b) Letter of Credit Facilities and Other Sources of Collateral (Continued)

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

          Under the March 2011 Credit Agreement and December 2011 Credit Agreements, in the event that XL Insurance (Bermuda) Ltd, XL Re Ltd or XL Re Europe Ltd fail to maintain a financial strength rating of at least “A–” from A.M. Best, an event of default would occur.

          Given that all of the Company’s Debt Documents contain cross default provisions, this may result in all holders declaring such debt due and payable and an acceleration of all debt due under those documents. If this were to occur, the Company may not have funds sufficient at that time to repay any or all of such indebtedness.

          In addition, the Company maintains off-balance sheet financing arrangements in the form of a contingent capital facility. For details of this facility, see Note 15, “Off-Balance Sheet Arrangements.”

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

14. Derivative Instruments

          The Company enters into derivative instruments for both risk management and investment purposes. The Company is exposed to potential loss from various market risks, and manages its market risks based on guidelines established by management and the Risk and Finance Committee. The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value with the changes in fair value of derivatives shown in the consolidated statement of income as “net realized and unrealized gains and losses on derivative instruments” unless the derivatives are designated as hedging instruments. The accounting for derivatives which are designated as hedging instruments is described in Note 2(h), “Significant Accounting Policies – Derivative Instruments.” The following table summarizes information on the location and gross amounts of derivative fair values contained in the consolidated balance sheet as at December 31, 2011 and 2010:

	December 31, 2011				December 31, 2010

(U.S. dollars in thousands)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)

Derivatives designated as hedging instruments:
Interest rate contracts (2)	$156,271	$109,761	$—	$—	$161,028	$74,368	$—	$—
Foreign exchange contracts	2,033,428	25,387	457,892	(4,518)	1,850,092	43,226	244,731	(12,161)

Total derivatives designated as hedging instruments	$2,189,699	$135,148	$457,892	(4,518)	$2,011,120	$117,594	$244,731	(12,161)

Derivatives not designated as hedging instruments:
Investment Related Derivatives:
Interest rate exposure	$70,978	$1,946	$55,033	$(43)	$117,689	$281	$41,063	$—
Foreign exchange exposure	232,422	3,759	384,592	(11,737)	82,395	1,377	272,724	(6,329)
Credit exposure	172,500	5,271	449,513	(13,986)	128,450	8,143	532,000	(5,295)
Financial market exposure	19,869	615	14,321	—	135,912	705	4,575	(27)
Commodity futures	4,005	—	—	—	—	—	—	—
Financial Operations Derivatives: (3)
Credit exposure	—	—	81,678	(10,288)	—	—	246,292	(25,887)
Other Non-Investment Derivatives:
Contingent capital facility	—	—	—	—	350,000	—	—	—
Guaranteed minimum income benefit contract	—	—	78,777	(22,490)	—	—	80,025	(21,190)
Modified coinsurance funds withheld contract	—	—	77,200	—	—	—	72,509	—

Total derivatives not designated as hedging instruments	$499,774	$11,591	$1,141,114	$(58,544)	$814,446	$10,506	$1,249,188	$(58,728)

(1)	Derivative instruments in an asset or liability position are included within Other Assets or Other Liabilities, respectively, in the Balance Sheet.
(2)

At December 31, 2011 and December 31, 2010, the Company held net cash collateral related to these derivative assets of $77.1 million and $23.0 million, respectively. The collateral balance is included within cash and cash equivalents and the corresponding liability to return the collateral has been offset against the derivative asset within the balance sheet as appropriate under the netting agreement.

(3)	Financial operations derivatives represent interests in variable interest entities as described in Note 16, “Variable Interest Entities.”

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
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

14. DERIVATIVE INSTRUMENTS (CONTINUED)

(a) Derivative Instruments Designated as Fair Value Hedges (Continued)

          At December 31, 2011 and 2010, a portion of the Company’s liabilities are hedged against changes in the applicable designated benchmark interest rate. Interest rate swaps are also used to hedge the changes in fair value of certain fixed rate liabilities and fixed income securities due to changes in the designated benchmark interest rate. In addition, the Company utilizes foreign exchange contracts to hedge the fair value of certain fixed income securities as well as to hedge certain net investments in foreign operations.

          The following table provides the total impact on earnings relating to derivative instruments formally designated as fair value hedges along with the impacts of the related hedged items for the years ended December 31, 2011, 2010 and 2009:

	Hedged Items – Amount of Gain/(Loss) Recognized in Income Attributable to Risk

Derivatives Designated as Fair Value Hedges: (U.S. dollars in thousands)	Gain/(Loss) Recognized in Income on Derivative	Deposit Liabilities	Fixed Maturity Investments	Notes Payable and Debt	Ineffective Portion of Hedging Relationship – Gain/(Loss)

December 31, 2011
Interest rate exposure	$25,680
Foreign exchange exposure	15,135

Total	$40,815	$(27,391)	$(15,299)	$—	$(1,875)

December 31, 2010
Interest rate exposure	$94,068
Foreign exchange exposure	19,856

Total	$113,924	$(84,393)	$(27,266)	$(15,940)	$(13,675)

December 31, 2009
Interest rate exposure	$(212,215)
Foreign exchange exposure	7,526

Total	$(204,689)	$201,398	$1,711	$1,206	$(374)

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
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

14. DERIVATIVE INSTRUMENTS (CONTINUED)

(a) Derivative Instruments Designated as Fair Value Hedges (Continued)

          The periodic coupon settlements resulted in an increase to net investment income of nil and $2.3 million for years ended December 31, 2011 and 2010, respectively.

          The periodic coupon settlements also resulted in decreases to interest expense of $10.2 million and $49.8 million for years ended December 31, 2011 and 2010, respectively.

          Settlement of Fair Value Hedges

          During the year ended December 31, 2010, the Company settled the interest rate contracts designated as fair value hedges of certain issues of the Company’s notes payable and debt and also settled three interest rate contracts designated as fair value hedges of certain of the Company’s deposit liability contracts. The cumulative increase recorded to the carrying value of the hedged notes payable and debt, and the deposit liability contracts, representing the effective portion of the hedging relationship, is amortized through interest expense over the remaining term of the debt and deposit liability contracts, respectively. A summary of the fair value hedges that were settled in 2010 and their results during the years ended December 31, 2011 and 2010, including the gains on settlements is shown below:

Settlement of Fair Values Hedges – Summary:
	Fair Value Hedges – Notes Payable and Debt (1)		Fair Value Hedges – Deposit Liabilities (2)

(U.S. dollars in thousands except years)	2011	2010	2011	2010

Gain on settlements of fair value hedges	$—	$21,624	$—	$149,485
Cumulative reduction to interest expense	$10,915	$3,948	$9,376	$1,915
Remaining balance	$10,709	$17,675	140,109	147,570
Weighted average years remaining to maturity	2.5 years	3.2 years	30.7 years	36.3 years

(1)	Two fair value hedges of certain issues of the Company’s notes payable and debt were settled on June 7, 2010.
(2)	Three fair value hedges of certain of the Company’s deposit liability contracts were settled on October 27, 2010.

(b) Derivative Instruments Designated as Hedges of the Net Investment in a Foreign Operation

          The Company utilizes foreign exchange contracts to hedge the fair value of certain net investments in foreign operations. During 2011 and 2010, the Company entered into foreign exchange contracts that were formally designated as hedges of the investment in foreign subsidiaries with the majority of which have functional currencies of either U.K. sterling or the Euro. There was no ineffectiveness resulting from these transactions.

          The following table provides the weighted average U.S. dollar equivalent of foreign denominated net assets which were hedged and the resultant gain (loss) which was recorded in the cumulative translation adjustment account within AOCI for the years ended December 31, 2011 and 2010.

Year ended December 31 (U.S. dollars in thousands)	2011	2010

Weighted average of U.S. dollar equivalent of foreign denominated net assets	$1,733,555	$833,491
Derivative gains (losses) (1)	$36,836	$(16,526)

(1)

Derivative gains (losses) from derivative instruments designated as hedges of the net investment in a foreign operation are recorded in the cumulative translation adjustment account within AOCI for each period.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

14. DERIVATIVE INSTRUMENTS (CONTINUED)

(c) Derivative Instruments Not Formally Designated As Hedging Instruments

          The following table provides the total impact on earnings relating to derivative instruments not formally designated as hedging instruments under authoritative accounting guidance. The impacts are all recorded through Net realized and unrealized gains (losses) on derivatives in the income statement for years ended December 31, 2011, 2010 and 2009:

Derivatives not designated as hedging instruments:
Year Ended December 31 (U.S. dollars in thousands)	2011	2010	2009

Investment Related Derivatives:
Interest rate exposure	$(1,021)	$3,511	$9,124
Foreign exchange exposure	(302)	(15,642)	9,387
Credit exposure	(16,527)	(6,315)	(51,579)
Financial market exposure	(4,827)	2,125	3,359
Commodity exposure	(304)	—	—
Financial Operations Derivatives:
Credit exposure	16,976	(7,281)	(2,667)
Other Non-Investment Derivatives:
Contingent capital facility	(6,068)	(8,233)	(8,132)
Guaranteed minimum income benefit contract	(1,300)	1,719	4,644
Modified coinsurance funds withheld contract	4,510	9,948	(388)
Weather and Energy Derivatives:
Structured weather risk management products	—	—	2,979

Total derivatives not designated as hedging instruments	(8,863)	(20,168)	(33,273)
Amount of gain (loss) recognized in income from ineffective portion of fair value hedges	(1,875)	(13,675)	(374)

Net realized and unrealized gains (losses) on derivative instruments	$(10,738)	$33,843	$(33,647)

          The Company’s objectives in using these derivatives are explained below.

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

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

14. DERIVATIVE INSTRUMENTS (CONTINUED)

(c)(i) Investment Related Derivatives (Continued)

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

          Investment Related Derivatives – Financial Market Exposure

          Stock index futures may be purchased within the Company’s investment portfolio in order to create synthetic equity exposure and to add value to the portfolio with overlay strategies where market inefficiencies are believed to exist. The Company previously wrote a number of resettable strike swaps contracts relating to an absolute return index and diversified basket of funds. These resettable strike swaps have all expired at December 31, 2011. From time to time, the Company may enter into other financial market exposure derivative contracts on various indices including, but not limited to, inflation and commodity contracts.

(c)(ii) Financial Operations Derivatives – Credit Exposure

          At December 31, 2011 and 2010, the Company held two credit derivative exposures which were written as part of the Company’s previous financial lines business and are outside of the Company’s investment portfolio. These two contracts consisted of: one that provides credit protection on the senior tranches of a structured finance transaction, and the other, a European project finance loan participation. An aggregate summary of these credit derivative exposures for the years ended December 31 is as follows:

Financial Operations Derivatives – Credit Exposure Summary:
Year ended December 31, (U.S. dollars in thousands except term to maturity)	2011	2010

Principal outstanding	$78,425	$226,429
Interest outstanding	3,253	19,863

Aggregate outstanding exposure	$81,678	$246,292

Total liability recorded	$10,288	$25,887
Weighted average contractual term to maturity	4.6 years	5.3 years
Underlying obligations average credit rating	BB	B-

          The credit protection related to the structured finance transaction is a credit default swap that was executed in 2000. The underlying collateral is predominantly securitized pools of leveraged loans and bonds. The transaction is in compliance with most of the coverage tests except the mezzanine overcollateralization tests. As a result, both interest and principal proceeds are currently redirected to amortize the most senior notes, which reduces the Company’s exposure sooner than originally anticipated. As a result, in 2011 the Company’s exposure to this transaction reduced by $147.8 million. Management continues to monitor its underlying performance. The European project finance loan participation benefits from an 80% deficiency guarantee from the German state and federal governments.

          At December 31, 2011 and 2010, there were no reported events of default on these obligations. Credit derivatives are recorded at fair value, which is determined using models developed by the Company and is dependent upon a number of factors, including changes in interest rates, future default rates, credit spreads, changes in credit quality, future expected recovery rates and other market factors. The change resulting from movements in credit and credit quality spreads is unrealized as the credit derivatives are not traded to realize this resultant value.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

14. DERIVATIVE INSTRUMENTS (CONTINUED)

(c)(iii) Other Non-Investment Derivatives

          The Company entered into derivatives as part of its contingent capital facility, which was terminated during 2011 as discussed in Note 15, “Off-Balance Sheet Arrangements,” including put options, interest rate swaps, and asset return swaps. These derivatives are recorded at fair value with changes in fair value recognized in earnings.

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

(d) Contingent Credit Features

          Certain derivatives agreements entered into by the Company or its subsidiaries contain rating downgrade provisions that permit early termination of the agreement by the counterparty if collateral is not posted following failure to maintain certain credit ratings from one or more of the principal credit rating agencies. If the Company were required to early terminate such agreements due to a rating downgrade, it could potentially be in a net liability position at time of settlement. The aggregate fair value of all derivatives agreements containing such rating downgrade provisions that were in a liability position and the collateral posted under any of these agreements as of December 31, 2011 or 2010 was as follows:

Contingent Credit Features Summary:
Year ended December 31, (U.S. dollars in thousands)	2011	2010

Aggregate fair value of derivative agreements with downgrade provisions in a net liability position	$15,763	$25,887
Collateral posted to counterparty	$809	$—

15. OFF-BALANCE SHEET ARRANGEMENTS

          On December 5, 2006, the Company and certain operating subsidiaries (“Ceding Insurers”) entered into a securities issuance agreement (the “Securities Issuance Agreement”), and certain of the Company’s foreign insurance and reinsurance subsidiaries (“Ceding Insurers”) entered into an excess of loss reinsurance agreement (the “Reinsurance Agreement”), with Stoneheath Re (“Stoneheath”). The net effect of these agreements to the Company was the creation of a contingent put option to issue $350.0 million of preference ordinary shares in the aggregate of XL-Cayman. The agreements provided the Company with a Reinsurance Collateral Account in support of certain covered perils named in the Reinsurance Agreement. The covered perils included United States wind, European wind, California earthquake and terrorism worldwide. After an initial three-month period, the covered perils as well as the attachment points and aggregate retention amounts could be changed by the Ceding Insurers in their sole discretion, which could have resulted in a material increase or decrease in the likelihood of payment under the Reinsurance Agreement. On each date on which a Ceding Insurer withdrew funds from the Reinsurance Collateral Account, the Company would have been required to issue and deliver to Stoneheath an amount of Series D Preference Ordinary Shares having an aggregate liquidation preference that is equal to the amount of funds so withdrawn from the Collateral Account. The Company was obligated to reimburse Stoneheath for certain fees and ordinary expenses. The initial term of the Reinsurance Agreement was for the period from the December 5, 2006 through June 30, 2007, with four annual mandatory extensions through June 30, 2011 (unless coverage is exhausted thereunder prior to such date). At the Ceding Insurers’ option, the Reinsurance Agreement was extended to December 31, 2011.

          On October 15, 2011, the Company announced that the Stoneheath facility would be terminated and, as a result, XL-Cayman would issue Series D Preference Ordinary Shares. Under the terms of the Securities Issuance Agreement, XL-Cayman was required upon the occurrence of certain conditions to issue and deliver to Stoneheath for distribution to the holders of the non-cumulative perpetual preferred securities of Stoneheath (the “Stoneheath Securities”), Series D Preference Ordinary Shares having an aggregate liquidation preference equal to the remaining assets in the Reinsurance Collateral Account in exchange for a distribution of such assets from the Reinsurance Collateral Account to XL-Cayman. One such condition, the termination of an asset swap agreement covering the assets held under the Reinsurance Collateral Account, occurred in accordance with the terms of the swap agreement because Stoneheath did not seek to extend or replace it prior to its termination date. As a result, on November 16, 2011, Stoneheath redeemed the Stoneheath Securities and distributed the Series D Preference Ordinary Shares it received from XL-Cayman in exchange for the $350 million in assets from the Reinsurance Collateral Account.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

16. VARIABLE INTEREST ENTITIES

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

          The Company has a limited number of remaining outstanding credit enhancement exposures, including written financial guarantee and credit default swap contracts. The obligations related to these transactions are often securitized through variable interest entities. The Company is not the primary beneficiary of these variable interest entities as contemplated in current authoritative accounting guidance on the basis that management does not believe that the Company has the power to direct the activities, such as asset selection and collateral management, which most significantly impact each entity’s economic performance. For further details on the nature of the obligations and the size of the Company’s maximum exposure, see Note 14, “Derivative Instruments,” and Note 17(h), “Commitments and Contingencies – Financial and Other Guarantee Exposures”.

17. COMMITMENTS AND CONTINGENCIES

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

          The areas where significant concentrations of credit risk may exist include unpaid losses and loss expenses recoverable and reinsurance balances receivable (collectively, “reinsurance assets”) and in the investment fixed income portfolio.

          Reinsurance Assets

          The Company’s reinsurance assets resulted from reinsurance arrangements in the course of its operations. A credit exposure exists with respect to reinsurance assets as they may be uncollectible. The Company manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and if necessary, the Company may hold collateral in the form of funds, trust accounts and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. For further details regarding the Company’s reinsurance assets, see, Note 9, “Reinsurance.”

          Fixed Income Portfolio

          The Company did not have an aggregate direct investment in any single corporate issuer in excess of 5% of shareholders’ equity at December 31, 2011 or December 31, 2010. Corporate issuers represent only direct exposure to fixed maturities and short-term investments of the parent issuer and its subsidiaries. These exposures exclude asset and mortgage back securities that were issued, sponsored or serviced by the parent and government-guaranteed issues, but does include covered bonds.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

17. COMMITMENTS AND CONTINGENCIES (CONTINUED)

(a) Concentrations of Credit Risk (Continued)

          Broker credit risk

          In addition, the Company underwrites a significant amount of its insurance and reinsurance property and casualty business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of insurance and reinsurance balances to the Company. During the three years ended December 31, 2011, 2010 and 2009, P&C gross written premiums generated from or placed by the below companies individually accounted for more than 10% of the Company’s consolidated gross written premiums from P&C operations, as follows:

Year Ended December 31 (Percentage of consolidated gross written premiums from P&C operations)	2011	2010	2009

AON Corporation and subsidiaries	20%	21%	20%
Marsh & McLennan Companies	20%	21%	18%
Willis Group and subsidiaries	12%	11%	9%

          These companies are large, well established companies and there are no indications that any of them are financially troubled. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written from P&C operations in any of the three years ended December 31, 2011, 2010, or 2009.

(b) Other Investments

          The Company has committed to invest in several limited partnerships and provide liquidity financing to a structured investment vehicle. At December 31, 2011, the Company has commitments, which include potential additional add-on clauses to fund further $100.6 million over approximately the next nine years.

(c) Investments in Affiliates

          The Company owns a minority interest in certain closed-end funds, certain limited partnerships and similar investment vehicles, including funds managed by those companies. The Company has commitments, which include potential additional add-on clauses, to invest a further $34.6 million over approximately the next five years.

(d) Properties

          The Company rents space for certain of its offices under leases that expire up to 2031. Total rent expense under operating leases for the years ended December 31, 2011, 2010 and 2009 was approximately $32.9 million, $31.8 million and $34.4 million, respectively. Future minimum rental commitments under existing operating leases are expected to be as follows:

Year Ended December 31, (U.S. dollars in thousands)
2012	$34,867
2013	32,012
2014	24,865
2015	17,409
2016	16,004
2017-2031	55,779

Total minimum future rentals	$180,936

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

17. COMMITMENTS AND CONTINGENCIES (CONTINUED)

(d) Properties (Continued)

          During 2003, the Company entered into a purchase, sale and leaseback transaction to acquire new office space in London. The Company has recognized a capital lease asset of $100.7 million and $107.4 million, and deferred a gain of $30.6 million and $32.6 million related to this lease at December 31, 2011 and 2010, respectively. The gain is being amortized to income in line with the amortization of the asset. The future minimum lease payments in the aggregate are expected to be $224.6 million and annually for the next five years are as follows:

Year Ended December 31, (U.S. dollars in thousands)
2012	$11,169
2013	11,448
2014	11,734
2015	12,028
2016	12,328
2017-2028	165,937

Total future minimum lease payments	$224,644

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

(f) Letters of Credit

          At December 31, 2011 and 2010, $1.9 billion and $2.4 billion of letters of credit were outstanding, of which 93.8% and 21.1%, respectively, were collateralized by the Company’s investment portfolios, primarily supporting U.S. non-admitted business and the Company’s Lloyd’s syndicates’ capital requirements.

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

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

17. COMMITMENTS AND CONTINGENCIES (CONTINUED)

(g) Claims and Other Litigation (Continued)

          Legal actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material effect on the Company’s financial position or liquidity at December 31, 2011.

          If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions or claims, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company’s assessment as at December 31, 2011, no such disclosures are considered necessary.

(h) Financial and Other Guarantee Exposures

Financial and Other Guarantee Exposures Summary:
Year ended December 31, (U.S. dollars in thousands except number of contracts and term to maturity)	2011	2010

Number of financial guarantee contracts at January 1	37	41
Number of financial guarantee contracts matured, prepaid or commuted during the year	(33)	(4)

Number of financial guarantee contracts at December 31	4	37

Principal outstanding	$115,464	$198,696
Interest outstanding	—	6,119

Aggregate outstanding exposure	$115,464	$204,814

Total gross claim liability recorded	$1,399	$23,470
Total unearned premiums and fees recorded	$425	$571
Weighted average contractual term to maturity	26.7 years	13.2 years

          Financial Guarantee Exposures

          As part of the Company’s legacy financial guarantee business, during January 2011, the Company commuted 32 of the 37 financial guarantee transactions that were outstanding at December 31, 2010, including three non-performing transactions. This commutation eliminated $41.9 million of notional financial guarantee exposure (including principal and interest) for a payment of $22.1 million. The $22.1 million was included in the gross claim liability at December 31, 2010. In addition, during the fourth quarter of 2011, one guarantee was terminated upon prepayment of the underlying notes.

          The Company’s outstanding financial guarantee contracts at December 31, 2011 provide credit support for a variety of collateral types with the exposures comprised of (i) $108.3 million notional financial guarantee on three notes backed by zero coupon bonds and bank perpetual securities, including some issued by European financials; and (ii) $7.2 million notional financial guarantee relating to future scheduled repayments on a government-subsidized housing project. At December 31, 2011, there were no reported events of default on these obligations.

          During 2010, in addition to the exposures discussed above, the Company also provided credit support for $386.5 million of notional financial guarantee exposure (including principal and interest) on a Chilean toll road structure. This was eliminated on August 5, 2010, when the issuer decided to prepay the debt. In addition, $47.5 million notional financial guarantee that was outstanding on a collateralized fund obligation was eliminated when the fund was wound-up in an orderly manner.

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

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

17. COMMITMENTS AND CONTINGENCIES (CONTINUED)

(h) Financial and Other Guarantee Exposures (Continued)

          Other Guarantee Exposures

          On June 28, 2010, the Company’s subsidiary, XLIB, completed a commutation, termination and release agreement (the “Termination Agreement”) with European Investment Bank (“EIB”) which fully extinguished and terminated all of the guarantees issued to EIB by XLI in connection with financial guaranty policies between certain subsidiaries of Syncora Holdings and EIB. These guarantees were provided for the benefit of EIB relating to project finance transactions comprised of transportation, school and hospital projects with an average rating of BBB, written between 2001 and 2006 with anticipated maturities ranging between 2027 and 2038. The guarantees had been accounted for under Accounting Standards Codification (“ASC”) section 460-10, Guarantees (previously FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”)

          Under the Termination Agreement, XLIB paid $38 million to EIB, and all of XLIB’s exposures under the EIB guarantees, with aggregate par outstanding of approximately $900 million, were eliminated. In addition, a further $0.5 million was paid to EIB for expenses in relation to the termination. Pursuant to the obligations of Syncora Holdings and its affiliates (collectively “Syncora”) under the Master Agreement, Syncora paid XLIB $15.0 million. The net cost of this transaction is reflected in the Company’s Consolidated Statement of Income as “Loss on Termination of Guarantee.”

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

18. Share Capital

(a) Authorized and Issued

          The authorized share capital is 999,990,000 ordinary shares of par value $0.01 each, 40,000 ordinary shares of par value €1.00 each, 350,000 Series D preference shares of par value $0.01 each, and 1,000,000 Series E preference ordinary shares of par value $0.01 each. Holders of ordinary shares are entitled to one vote for each share.

          Ordinary Shares

          The following table is a summary of ordinary shares issued and outstanding:

Year Ended December 31
(in thousands)	2011	2010

Balance – beginning of year	316,396	342,119
Exercise of options	72	91
Net issuance of restricted shares	413	139
Share buybacks (1)	(31,692)	(25,953)
Issue of shares	30,457	—

Balance – end of year	315,646	316,396

(1)

Includes share buybacks associated with authorized share buyback programs as well as purchases related to satisfying tax withholding obligations of employees in connection with the vesting of restricted shares granted under the Company’s restricted stock plan.

          Ordinary Share Buybacks

          On September 24, 2007, the Company’s Board of Directors approved a share buyback program, authorizing the Company to purchase up to $500.0 million of its ordinary shares. As of January 1, 2010, $375.4 million ordinary shares remained available for purchase under that program. During 2010, the Company purchased and canceled 18.8 million ordinary shares under the program for $375.4 million, the full amount that had remained under that buyback program.

          On November 2, 2010, the Company announced that its Board of Directors approved a share buyback program, authorizing the Company to purchase up to $1.0 billion of its ordinary shares. During 2010, the Company purchased and canceled 6.9 million ordinary shares under this program for $144.0 million. During 2011, the Company purchased and canceled 31.7 million ordinary shares under this program for $665.5 million. All share buybacks were carried out by way of redemption in accordance with Irish law and the Company’s constitutional documents. All shares so redeemed were canceled upon redemption. At both December 31, 2011 and February 24, 2012, $190.5 million remained available to be used for purchases under this program.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

18. Share Capital (Continued)

(a) Authorized and Issued (Continued)

          Equity Security Units

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

(b) Preferred shares and Non-controlling Interest in Equity of Consolidated Subsidiaries

          Series C Preference Ordinary Shares

          On March 26, 2009, the Company completed a cash tender offer for its outstanding Redeemable Series C preference ordinary shares that resulted in approximately 12.7 million Series C preference ordinary shares with a liquidation value of $317.3 million being purchased by the Company for approximately $104.7 million plus accrued and unpaid dividends, combined with professional fees totaling $0.8 million. As a result, a book value gain to ordinary shareholders of approximately $211.8 million was recorded in the first quarter of 2009.

          On February 12, 2010, the Company repurchased a portion of its outstanding Redeemable Series C preference ordinary shares, which resulted in approximately 4.4 million Series C preference ordinary shares with a liquidation value of $110.8 million being purchased by the Company for approximately $94.2 million. As a result, a book value gain of approximately $16.6 million was recorded in the first quarter of 2010 to ordinary shareholders.

          On February 16, 2011, the Company repurchased 30,000 of the outstanding Redeemable Series C preference ordinary shares with a liquidation preference value of $0.75 million for $0.65 million.

          On August 15, 2011, XL-Cayman completed a cash tender offer for its outstanding Redeemable Series C preference ordinary shares that resulted in 2,811,000 Redeemable Series C preference ordinary shares with a liquidation value of $25 per share being repurchased and canceled by XL-Cayman for approximately $71.0 million including accrued and unpaid dividends and professional fees. Subsequent to the expiration of the tender offer, and on the same terms as the offer, XL-Cayman repurchased and canceled the remaining outstanding Redeemable Series C preference ordinary shares for approximately $0.9 million plus accrued and unpaid dividends. As of December 31, 2011, no Redeemable Series C preference ordinary shares were outstanding.

          Series D Preference Ordinary Shares

          On October 15, 2011, XL-Cayman issued $350 million Series D Preference Ordinary Shares for consideration of cash and liquid investments which were held in a trust account that was part of the Stoneheath facility. Holders of the Stoneheath Securities issued by Stoneheath in December 2006 received one Series D Preferred Share in exchange for each Stoneheath Security. Dividends on the Series D Preference Ordinary Shares are declared and paid quarterly at a floating rate of three-month LIBOR plus 3.120% on the liquidation preference. XL-Cayman used the consideration it received as partial funding for the repayment at maturity of the outstanding $600 million XLCFE Notes that were issued by XLCFE, with the balance available for general corporate purposes. For further details regarding Stoneheath, Note 15, “Off-Balance Sheet Arrangements.” The Series D Preference Ordinary Shares represent non-controlling interests in equity of consolidated subsidiaries.

          On December 5, 2011, the Company repurchased and held 5,000 of the outstanding Series D Preference Ordinary Shares with a liquidation preference value of $5.0 million for $3.7 million, including accrued dividends. As a result of these repurchases, the Company recorded a gain of approximately $1.3 million through Non-controlling interests in the Consolidated Statement of Income in the fourth quarter of 2011.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

18. Share Capital (Continued)

(b) Preferred shares and Non-controlling Interest in Equity of Consolidated Subsidiaries (Continued)

          Series E Preference Ordinary Shares

          On March 15, 2007, the Company issued 1.0 million Fixed/Floating Series E Perpetual Non-Cumulative preference ordinary shares, par value $0.01 each, with liquidation preference $1,000 per share (the “Series E preference ordinary shares”). The Company received net proceeds of approximately $983.8 million from the offering. The Series E preference ordinary shares are perpetual securities with no fixed maturity date and are not convertible into any of the Company’s other securities.

          On February 16, 2011, the Company repurchased 500 of the outstanding Series E preference ordinary shares with a liquidation preference value of $0.50 million for $0.47 million. As a result of these repurchases, the Company recorded a reduction in Non-controlling interests of approximately $0.13 million in the first quarter of 2011.

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

(d) Options

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2011	2010	2009

Dividend yield	1.90%	3.25%	3.25%
Risk free interest rate	2.60%	2.67%	2.38%
Volatility	50.03%	71.09%	94.27%
Expected lives	6.0 years	6.0 years	6.0 years

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

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

18. Share Capital (Continued)

(d) Options (Continued)

          The following is a summary of the stock option plans for the three years ended December 31:

Year Ended December 31
(in thousands except for weighted average fair value)	2011	2010	2009

Options granted to purchase ordinary shares under directors and employees incentive compensation plans	974	1,023	1,269
Weighted average grant date fair value	$9.81	$9.17	$2.85
Total intrinsic value of stock options exercised	$301	$667	$—
Options exercised during the year	72	91	—
Compensation expense related to stock option plans	$11,848	$12,766	$13,659
Estimated tax benefit related to stock option plans	$722	$2,347	$3,377

          The following is a summary of stock options as of December 31, 2011, and related activity for the year then ended for the Company:

Year Ended December 31, 2011 (in thousands except for option price and term)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)

Outstanding – beginning of year	13,794	$50.71	5.1 years	$30,362
Granted	974	23.34
Exercised	(72)	18.52
Canceled/Expired	(1,699)	70.11

Outstanding – end of year	12,997	$46.30	4.9 years	$20,585

Options exercisable	10,933	$51.54	4.2 years	$14,801

Options available for grant (1)	22,142

(1)	Available for grant includes shares that may be granted as either stock options, restricted stock, restricted stock units or performance units.

          The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the 2011 fiscal year and the exercise price, multiplied by the number of in-the-money-options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. Total unrecognized stock based compensation expense related to non-vested stock options was approximately $9.8 million at December 31, 2011, related to approximately 2.1 million options, which is expected to be recognized over a weighted-average period of 1.3 years. The exercise price of the Company’s outstanding options granted is the market price of the Company’s ordinary shares on the grant date, except that during 2004, 295,000 options were granted with an exercise price of $88.00 when the market price was $77.10.

(e) Restricted Stock, Restricted Stock Units and Performance Units

          Restricted Stock

          Restricted stock awards issued under the 1991 Performance Incentive Program and the Directors Stock and Option Plan vest as set forth in the applicable award agreements. Each restricted stock award represents the Company’s obligation to deliver to the holder one ordinary share. The employees and directors who are granted a restricted stock award shall have all the rights of a shareholder, including the right to vote and receive dividends. These shares contained certain restrictions prior to vesting, relating to, among other things, forfeiture in the event of termination of employment and transferability.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

18. Share Capital (Continued)

(e) Restricted Stock, Restricted Stock Units and Performance Units

          Restricted Stock (Continued)

          A summary of the restricted stock awards issued under the 1991 Performance Incentive Program and the Directors Stock and Option Plan for the three years ended December 31 is as follows:

Year Ended December 31
(in thousands except for weighted average fair value)	2011	2010	2009

Restricted ordinary shares granted	49	63	147
Weighted average grant date fair value	$23.33	$17.26	$11.24
Aggregate grant date fair value	$1,140	$1,080	$1,651
Compensation expense related to restricted stock awards	$7,101	$18,420	$32,231
Estimated tax benefit related to restricted stock awards	$1,546	$4,645	$7,724

          Total unrecognized stock based compensation expense related to non-vested restricted stock awards was approximately $4.5 million as of the end of December 31, 2011, related to approximately 0.4 million restricted stock awards, which is expected to be recognized over 2.0 years.

          Non-vested restricted stock awards as of December 31, 2011 and for the year then ended for the Company were as follows:

(in thousands except for weighted average fair value)	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2010	549	$42.86
Granted	49	$23.33
Vested	(208)	$38.27
Forfeited	—	$—

Unvested at December 31, 2011	390	$42.86

          Restricted Stock Units

          Each restricted stock unit represents the Company’s obligation to deliver to the holder one ordinary share upon satisfaction of the three year vesting term. Restricted stock units are granted at the closing market price on the day of grant and entitle the holder to receive dividends declared and paid in the form of additional ordinary shares contingent upon vesting.

          A summary of the restricted stock units issued to officers of the Company and its subsidiaries for the three years ended December 31 is as follows:

Year Ended December 31
(in thousands)	2011	2010	2009 (1)

Restricted stock units granted	1,318	1,392	—
Aggregate grant date fair value	$30,027	$25,887	$—
Compensation expense related to restricted stock units	$15,033	$5,862	$—
Estimated tax benefit related to restricted stock units	$3,998	$1,557	$—

(1)	During the year ended December 31, 2009, there were no shares granted under the Company’s restricted stock plan.

          Total unrecognized stock based compensation expense related to non-vested restricted stock units was approximately $31.7 million as of the end of December 31, 2011, related to approximately 2.1 million restricted stock units, which is expected to be recognized over 1.5 years.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

18. Share Capital (Continued)

(e) Restricted Stock, Restricted Stock Units and Performance Units (Continued)

          Restricted Stock Units (Continued)

          Non-vested restricted stock units as of December 31, 2011 and for the year then ended for the Company were as follows:

(in thousands except for weighted average fair value)	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2010	1,317	$18.61
Granted	1,318	$22.78
Vested	(447)	$18.80
Forfeited	(125)	$20.28

Unvested at December 31, 2011	2,063	$21.13

          Performance Units

          The performance units vest after three years and entitle the holder to shares of the Company’s stock. There are no dividend rights associated with the performance units. Each grant of performance units has a target number of shares, with final payouts ranging from 0% to 200% of the grant amount depending upon a combination of corporate and business segment performance along with each employee’s continued service through the vest date. Performance targets are based on relative and absolute financial performance metrics. A summary of the performance units issued to certain employees of the Company for the three years ended December 31 is as follows:

Year Ended December 31
(in thousands except for number of shares and weighted average fair value)	2011	2010 (1)	2009

Performance units granted	1,289	1,579	—
Potential maximum share payout	2,578	3,158	—
Aggregate grant date fair value	$28,544	$27,160	$—
Compensation expense related to performance units	$7,242	$7,009	$—
Estimated tax benefit related to performance units	$1,419	$1,470	$—

(1)	The performance units plan was introduced during the year ended December 31, 2010.

          Total unrecognized stock based compensation expense related to non-vested performance units was approximately $21.8 million as of the end of December 31, 2011, related to approximately 1.7 million performance units, which is expected to be recognized over 1.9 years. Non-vested restricted performance units as of December 31, 2011 were as follows:

(in thousands except for weighted average fair value)	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2010	1,517	$17.20
Granted	1,289	$22.14
Forfeited	(213)	$19.43
Performance driven reduction	(858)	$18.37

Unvested at December 31, 2011	1,735	$19.47

(f) Voting

          XL-Ireland’s Articles of Association restrict the voting power of any person to less than approximately 10% of total voting power.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

19. Retirement Plans

          The Company provides pension benefits to eligible employees through various defined contribution and defined benefit retirement plans sponsored by the Company, which vary for each subsidiary. Plan assets are invested principally in equity securities and fixed maturities.

(a) Defined contribution plans

          The Company has qualified defined contribution plans which are managed externally and whereby employees and the Company contribute a certain percentage of the employee’s gross compensation (base salary and annual bonus) into the plan each month. The Company’s contribution generally vests over five years. The Company’s expenses for its qualified contributory defined contribution retirement plans were $42.4 million, $37.8 million and $38.6 million at December 31, 2011, 2010 and 2009, respectively.

(b) Defined benefit plans

          The Company maintains defined benefit plans that cover certain employees as follows:

          U.S. Plan

          A qualified non-contributory defined benefit pension plan exists to cover a number of its U.S. employees. This plan also includes a non-qualified supplemental defined benefit plan designed to compensate individuals to the extent that their benefits under the Company’s qualified plan are curtailed due to IRS Code limitations. Benefits are based on years of service and compensation, as defined in the plan, during the highest consecutive three years of the employee’s last ten years of employment. Under these plans, the Company’s policy is to make annual contributions to the plan that are deductible for federal income tax purposes and that meet the minimum funding standards required by law. The contribution level is determined by utilizing the entry age cost method and different actuarial assumptions than those used for pension expense purposes.

          In addition, certain former employees have received benefit type guarantees, not formally a part of any established plan. The liability recorded with respect to these agreements as at December 31, 2011 and 2010 was $3.3 million and $3.0 million, respectively, representing the entire unfunded projected benefit obligations.

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

	2011	2010

Net Benefit Cost – Weighted-average assumptions for the years ended December 31
Discount rate	5.6%	6.0%
Expected long-term rate of return on plan assets	8.0%	8.0%
Benefit Obligation – Weighted-average assumptions at December 31
Discount rate	4.4%	5.6%

          The U.S. Retirement plan assets at December 31, 2011 and 2010 consist of two mutual funds. The first fund employs a core bond portfolio strategy that seeks maximum current income and price appreciation consistent with the preservation of capital and prudent risk taking with the focus on intermediate –term high quality bonds.

          The second fund seeks long term growth of capital by investing in a diversified group of domestic and international companies. Using a quantitative approach, portfolio managers identify companies that they believe have favorable prospects for above average growth.

          The fair value of the U.S. Plan assets at December 31, 2011 and 2010 was $25.9 million and $25.1 million, respectively. As both of the retirement plan’s investments are mutual funds, they fall within Level 1 in the fair value hierarchy.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

19. Retirement Plans (Continued)

(b) Defined benefit plans (Continued)

          U.K. Plans

          A contributory defined benefit pension plan exists in the U.K., but has been closed to new entrants since 1996. The Scheme has approximately 90 members, of whom approximately 57 are active or deferred members of the Scheme. Benefits are based on length of service and compensation as defined in the Trust Deed and Rules, and the Plan is subject to triennial funding valuations, the most recent of which was conducted in 2010 and was reported in 2011. The $2.7 million deficit is being funded over a 10 year period. Current contribution rates are 24.6% and 3% of pensionable salary for employer and employee respectively.

          The U.K. pension plan assets are held in a separate Trustee administered fund to meet long term liabilities to past and present employees. The table below shows the composition of the Plan’s assets and the fair value of each major category of plan assets as of December 31, 2011 and 2010, as well as the potential returns of the different asset classes. The total of the asset values held in various externally managed portfolios are provided by third party pricing vendors. There is no significant concentration of risk within plan assets.

The assets in the scheme and the expected rates of return were as follows: (U.S. dollars in thousands, except percentages)	Expected Return on Assets for 2011	Value at December 31, 2011	Expected Return on Assets for 2010	Value at December 31, 2010

Equities	7.0%	$6,351	7.5%	$5,542
Gilts	4.0%	1,350	4.5%	1,249
Corporate Bonds	5.5%	1,381	5.7%	1,187
Other (cash)	4.0%	12	4.2%	254

Total market value of assets		$9,094		$8,232

          In addition, during 2003 six members who are still employed by the Company in the U.K. transferred from a defined benefit plan into a defined contribution plan. These employees have a contractual agreement with the Company that provides a “no worse than final salary pension” guarantee in the event that they are employed by the Company until retirement, whereby the Company guarantees to top-up their defined contribution pension to the level of pension that they would have been entitled to receive had they remained in the defined benefit scheme. The pension liability recorded with respect to these individuals was $3.3 million and $3.4 million at December 31, 2011 and 2010, respectively, representing the entire unfunded projected obligation.

          European Plans

          Certain contributory defined benefit pension plans exist in several European countries, most notably Germany, which are closed to new entrants. Benefits are generally based on length of service and compensation defined in the related agreements. Included in the projected obligation amounts of $72.3 million and $66.3 million at December 31, 2011 and 2010, respectively, in the table below, are total unfunded projected obligations in relation to the European defined benefit schemes of $14.6 million and $16.0 million, respectively.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

19. Retirement Plans (Continued)

(b) Defined benefit plans (Continued)

          European Plans (Continued)

          As a part of the purchase of XL GAPS, the Company acquired certain defined benefit pension liabilities. The related balances are not included in the tables below as the liabilities are insured under an annuity type contract.

          The status of the above mentioned plans at December 31, 2011 and 2010 is as follows:

(U.S. dollars in thousands)	2011	2010

Change in projected benefit obligation:
Projected benefit obligation – beginning of year	$66,327	$56,998
Service cost (1)	919	737
Interest cost	3,393	3,021
Actuarial (gain) / loss	3,837	8,197
Benefits and expenses paid	(1,612)	(1,419)
Foreign currency losses / (gains)	(597)	(1,207)

Projected benefit obligation – end of year	$72,267	$66,327

(1)	Service costs include cost of living adjustments on curtailed plans.

	2011	2010

Change in plan assets:
Fair value of plan assets – beginning of year	$33,294	$29,548
Actual return on plan assets	969	3,695
Employer contributions	1,941	1,295
Benefits and expenses paid	(1,132)	(995)
Foreign currency gains (losses)	(116)	(249)

Fair value of plan assets – end of year	$34,956	$33,294

Funded status – end of year	$(37,312)	$(33,033)

Accrued pension liability	$37,312	$33,033

          The components of the net benefit cost for the years ended December 31, 2011 and 2010 are as follows:

(U.S. dollars in thousands)	2011	2010

Components of net benefit cost:
Service cost	$919	$736
Interest cost	3,337	3,021
Expected return on plan assets	(1,558)	(1,576)
Amortization of net actuarial loss	373	198

Net benefit cost	$3,071	$2,379

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

20. Accumulated Other Comprehensive Income (Loss)

          The related tax effects allocated to each component of the change in accumulated other comprehensive income (loss) were as follows:

(U.S. dollars in thousands)	Before Tax Amount	Tax (Benefit) Expense	Net of Tax Amount

Year Ended December 31, 2011:
Unrealized gains on investments:
Unrealized gains (losses) arising during year	$281,302	$(51,418)	$332,720
Less reclassification for (losses) realized in income	(188,359)	(9,927)	(178,432)

Net unrealized gains (losses) on investments	469,661	(41,491)	511,152
Change in value of cash flow hedge	439	—	439
Change in underfunded pension liability	(2,622)	—	(2,622)
Foreign currency translation adjustments	(27,802)	(1,102)	(26,700)

Change in accumulated other comprehensive income	$439,676	$(42,593)	$482,269

Year Ended December 31, 2010:
Unrealized gains on investments:
Unrealized gains (losses) arising during year	$885,910	$(46,859)	$932,769
Less reclassification for (losses) realized in income	(270,803)	(5,369)	(265,434)

Net unrealized gains (losses) on investments	1,156,713	(41,490)	1,198,203
Change in value of cash flow hedge	439	—	439
Change in net unrealized gain on future policy benefit reserves	(3,714)	—	(3,714)
Change in underfunded pension liability	(2,619)	—	(2,619)
Foreign currency translation adjustments	47,265	(3,688)	50,953

Change in accumulated other comprehensive income	$1,198,084	$(45,178)	$1,243,262

Year Ended December 31, 2009:
Unrealized (losses) on investments:
Unrealized gains (losses) arising during year	$1,246,562	$119,675	$1,126,887
Less reclassification for (losses) realized in income	(921,437)	(10,317)	(911,120)

Net unrealized gains (losses) on investments	2,167,999	129,992	2,038,007
Change in value of cash flow hedge	438	—	438
Change in net unrealized gain on future policy benefit reserves	6,554	—	6,554
Change in underfunded pension liability	(3,427)	—	(3,427)
Foreign currency translation adjustments	169,261	(11,627)	180,888

Change in accumulated other comprehensive income (loss)	$2,340,825	$118,365	$2,222,460

          The December 31 balance of each component of accumulated other comprehensive income (loss) for 2011, 2010 and 2009 are as follows:

Year Ended December 31
(U.S. dollars in thousands)	2011	2010	2009

Accumulated unrealized gains (losses) on investments, net of tax	$721,784	$238,751	$(834,546)
OTTI losses recognized in other comprehensive income, net of tax	(199,988)	(228,107)	(353,013)
Accumulated foreign currency translation	77,554	104,254	53,301
Accumulated underfunded pension liability	(17,521)	(14,899)	(8,566)
Accumulated cash flow hedge	1,235	796	357

Total	$583,064	$100,795	$(1,142,467)

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

21. Dividends

          In 2011, four quarterly dividends of $0.11 per share were paid to all ordinary shareholders of record as of March 15, June 15, September 15 and December 15. In 2010, four quarterly dividends of $0.10 per share were paid to all ordinary shareholders of record as of March 15, June 15, September 15 and December 15. In 2009, four quarterly dividends of $0.10 per share were paid to all ordinary shareholders of record as of March 13, June 15, September 15 and December 15.

          The Company paid dividends to Series C and Series E preference shareholders, and declared dividends to Series D preference shareholders, for the three years ended December 31, as follows:

Year Ended December 31
(U.S. dollars in millions)	2011	2010	2009

Series C preference ordinary shares	$5.3	$7.9	$23.2
Series D preference ordinary shares (1)	$—	$—	$—
Series E preference ordinary shares	$66.2	$69.9	$65.0

(1)

On December 16, 2011, the Company announced that the Board of Directors of XL-Cayman resolved to pay a dividend of $9.1084 per share on XL-Cayman’s Series D Preference Ordinary Shares. The dividend was paid on January 17, 2012 to all shareholders of record as of January 3, 2012.

22. Taxation

          Following completion of the redomestication of the Company, with effect from July 1, 2010, the Company is subject to income and capital gains tax in Ireland under applicable Irish law. Prior to July 1, 2010, the Company was resident for tax purposes in the Cayman Islands and in accordance with Cayman law, was not subject to any taxes in the Cayman Islands on either income or capital gains.

          The Company’s Bermuda subsidiaries are not subject to any income, withholding or capital gains taxes under current Bermuda law. In the event that there is a change such that these taxes are imposed, the Bermuda subsidiaries would be exempted from any such tax until March 2035 pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966, and the Exempted Undertakings Tax Protection Amendment Act of 2011.

          The Company’s U.S. subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The provision for federal income taxes has been determined under the principles of the consolidated tax provisions of the IRS Code and Regulations thereunder.

          The Company has operations in subsidiary and branch form in various other jurisdictions around the world, including but not limited to the U.K., Switzerland, Ireland, Germany, France, Canada, Brazil and various other countries in Latin America and Asia that are subject to relevant taxes in those jurisdictions.

          Deferred income taxes have not been accrued with respect to certain undistributed earnings of foreign subsidiaries. If the earnings were to be distributed, as dividends or otherwise, such amounts may be subject to withholding taxation in the state of the paying entity. During 2010, the Company revised its capital strategy such that it is no longer able to positively assert that all earnings arising in the U.S. will be permanently reinvested in that jurisdiction and accordingly, a provision for withholding taxes arising in respect of U.S. earnings has been made. No withholding taxes are accrued with respect to the earnings of the Company’s subsidiaries arising outside the U.S., as it is the intention that all such earnings will remain reinvested indefinitely.

          The Company adopted the provisions of the final authoritative guidance on accounting for uncertainty in income taxes, on January 1, 2007. The Company did not recognize any liabilities for unrecognized tax benefits as a result of its implementation and has not recognized any liabilities in subsequent accounting periods. The Company’s policy is to recognize any interest accrued related to unrecognized tax benefits as a component of interest expense and penalties in the tax charge. At December 31, 2011 and 2010, the Company has no accrued liabilities relating to interest and penalties.

          The Company has open examinations by tax authorities in Ireland (2006 to 2009), the U.K. (2007 to 2010), the U.S. (2006 to 2009), France (2008 and 2009), Germany (2006 to 2009), India (2008 to 2010), Canada (2007 to 2010) and Singapore (2008 and 2009). The Company believes that these examinations will be concluded within the next 24 months; however, it is not currently possible to estimate the outcome of these examinations.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

22. Taxation (Continued)

          The Company has open tax years that are potentially subject to examinations by local tax authorities, in the following major tax jurisdictions: the U.S., 2010 and 2011; the U.K., 2009 to 2011; Switzerland, 2007 to 2011; Ireland, 2005 to 2011; Germany, 2010 and 2011; and France, 2007 to 2011.

          The income tax provisions for the years ended December 31, 2011, 2010 and 2009 are as follows:

Year Ended December 31
(U.S. dollars in thousands)	2011	2010	2009

Current expense:
U.S	$9,138	$40,413	$29,112
Non U.S	87,220	35,113	90,079

Total current expense	$96,358	$75,526	$119,191

Deferred expense (benefit):
U.S	$(5,550)	$18,225	$(4,604)
Non U.S	(31,101)	68,986	5,720

Total deferred expense (benefit)	$(36,651)	$87,211	$1,116

Total Tax Expense	$59,707	$162,737	$120,307

          The weighted average expected tax provision has been calculated using the pre-tax accounting income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The applicable statutory tax rates of the most significant jurisdictions contributing to the overall taxation of the Company are: Ireland 12.5% and 25%, Bermuda 0%, the U.S. 35%, the U.K. 26.5%, Switzerland 7.83% and 21.2%, Germany 15%, and France 34.43%. Reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the years ended December 31, 2011, 2010 and 2009 is provided below:

(U.S. dollars in thousands)	2011	2010	2009

Expected tax provision at weighted average rate	$(66,493)	$80,225	$129,136
Permanent differences:
Non-taxable investment income (loss)	(14,246)	(10,176)	(5,715)
Non-taxable income (loss)	(3,265)	3,838	(91,968)
Prior year adjustments	(9,206)	16,594	(15,360)
State, local and foreign taxes	42,581	44,122	59,835
Valuation allowance	24,990	1,346	11,439
Allocated investment income	21,483	12,386	20,045
Stock options	5,840	3,323	6,222
Non-deductible expenses	12,901	11,079	6,673
Non-deductible goodwill impairment	57,069	—	—
Non-taxable reserve release	(11,947)	—	—

Total tax expense	$59,707	$162,737	$120,307

          Taxes during 2011 varied significantly relative to the weighted average effective tax rate due to a combination of three key items; i) the impairment of goodwill which represented a loss to the company but was not deductible in certain relevant jurisdictions, ii) the distribution of fourth quarter 2011 catastrophe losses between jurisdictions with the majority ultimately impacting low tax jurisdictions, and iii) the valuation allowances recorded against the tax impact of certain realized investment losses.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

22. Taxation (Continued)

          Significant components of the Company’s deferred tax assets and liabilities at December 31, 2011 and 2010 were as follows:

(U.S. dollars in thousands)	2011	2010

Deferred Tax Asset:
Net unpaid loss reserve discount	$108,981	$105,313
Net unearned premiums	62,162	57,289
Compensation liabilities	35,830	42,347
Net operating losses	263,600	282,202
Investment adjustments	12,861	8,941
Pension	9,753	6,290
Bad debt reserve	10,829	10,502
Amortizable goodwill	10,732	—
Net unrealized depreciation on investments	320	6,004
Stock options	13,842	15,052
Depreciation	4,072	7,131
Net realized capital losses	119,307	117,358
Deferred intercompany capital losses	117,892	142,300
Other	7,573	9,527

Deferred tax asset, gross of valuation allowance	$777,754	$810,256
Valuation allowance	497,236	514,467

Deferred tax asset, net of valuation allowance	$280,518	$295,789

Deferred Tax Liability:
Net unrealized appreciation on investments	$96,797	$52,972
Deferred acquisition costs	20,103	19,601
Currency translation adjustments	8,062	11,115
Regulatory reserves	125,249	149,650
Untaxed Lloyd’s result	8,340	16,028
Other	4,786	8,565

Deferred tax liability	$263,337	$257,931

Net Deferred Tax Asset	$17,181	$37,858

          The deferred tax asset and liability balances presented above represent the gross deferred tax asset and liability balances across each tax jurisdiction. The deferred tax asset balances of $115.6 million and $143.5 million at December 31, 2011 and 2010, respectively, and deferred tax liability balances of $98.4 million and $105.7 million at December 31, 2011 and 2010, respectively, as disclosed on the consolidated balance sheets include netting of certain deferred tax assets and liabilities within a tax jurisdiction to the extent such netting is consistent with the regulations of the tax authorities in those jurisdictions.

          The valuation allowance at December 31, 2011 and December 31, 2010 of $497.2 million and $514.5 million, respectively, related primarily to net operating loss carry forwards in Switzerland, net operating loss and capital loss carry forwards in Ireland, and net unrealized capital losses and realized capital loss carry forwards in the U.S. that may not be realized within a reasonable period. At December 31, 2011, the Company had realized capital loss carry forwards of approximately $340.8 million in the U.S. ($119.3 million tax effected). The 5 year limitation for the utilization of realized capital losses applies to this balance. Losses of $35.2 million will expire at the end of 2012 with another $305.6 million of realized capital losses expiring in future years through 2016. A valuation allowance ($119.3 million) has been established in respect of all of these realized capital losses. At December 31, 2011, the Company also had $336.8 million of losses arising from the sale of investments to a group company ($117.9 million tax effected), against which a valuation allowance of $117.9 million has been established. These losses cannot be utilized to offset any future U.S. realized capital gains, and will not begin to expire, until the underlying assets have been sold to unrelated parties.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

22. Taxation (Continued)

          At December 31, 2011, net operating loss carry forwards in the U.K. were approximately $96.5 million and have no expiration. A valuation allowance ($2.1 million) has been established in respect of $8.1 million of these U.K. losses given management’s expectation that losses in specific U.K. entities will not be utilized in the future. At December 31, 2011, net operating loss carry forwards in Switzerland were approximately $881.2 million, of which $803.3 million will expire at the end of 2012 with the balance expiring in future years through 2018. A valuation allowance ($183.8 million) has been established in respect of all of the net operating losses which will expire in 2012 and in respect of a further $74.3 million of other Swiss losses. At December 31, 2011, net operating loss carry forwards in Ireland were approximately $189.5 million, with a further $158.0 million of capital losses carried forward. Although these Irish losses may be carried forward indefinitely, a valuation allowance ($53.1 million) has been established in respect of these Irish losses due to the uncertainty surrounding any future loss utilization.

          Management has reviewed historical taxable income and future taxable income projections for its U.K. group and has determined that in its judgment substantially all of the U.K. net operating losses ($88.4 million) will more likely than not be realized as reductions of future taxable income within a reasonable period. Management will continue to evaluate income generated in future periods by the U.K. group in determining the reasonableness of its position. If management determines that future income generated by the U.K. group is insufficient to cause the realization of the net operating losses within a reasonable period, a valuation allowance would be required for the U.K. portion of the net deferred tax asset balance related to net operating losses in the amount of $22.2 million.

          Management believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized.

          Shareholders’ equity at December 31, 2011 and 2010 reflected tax benefits of nil and nil, respectively, related to compensation expense deductions for stock options exercised by the Company’s U.S. subsidiaries.

23. Statutory Financial Data

          The Company’s ability to pay dividends is subject to certain regulatory restrictions on the payment of dividends by its subsidiaries. The payment of such dividends is limited by applicable laws and statutory requirements of the various countries in which the Company operates, including Bermuda, the U.S., Ireland and the U.K., among others. Statutory capital and surplus for the principal operating subsidiaries of the Company for the years ended December 31, 2011 and 2010 are summarized below. 2011 information is preliminary as many regulatory returns are due later in 2012 for many jurisdictions in which the Company does business, and accordingly, 2011 information summarized below is subject to revision.

	Bermuda (1)		U.S. (2)		U.K., Europe and Other

(U.S. dollars in thousands)	2011	2010	2011	2010	2011	2010

Required statutory capital and surplus	$4,923,801	$4,687,988	$637,799	$640,834	$1,132,821	$1,141,884
Actual statutory capital and surplus (3)	$9,140,393	$9,159,021	$2,093,694	$2,273,711	$3,197,220	$3,211,204

(1)	Required statutory capital and surplus represents 100% BSCR level for principal Bermuda operating subsidiaries.
(2)	Required statutory capital and surplus represents 100% RBC level for principal U.S. operating subsidiaries.
(3)	Statutory assets in Bermuda include investments in other U.S. and international subsidiaries reported separately herein.

          The difference between statutory financial statements and statements prepared in accordance with GAAP varies by jurisdiction, however, the primary difference is that statutory financial statements do not reflect deferred policy acquisition costs, deferred income tax net assets, intangible assets, unrealized appreciation on investments and any unauthorized/authorized reinsurance charges.

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
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

23. Statutory Financial Data (Continued)

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

          Under the Insurance Act 1978, amendments thereto and related regulations of Bermuda, the Company’s Bermuda subsidiaries, XL Re Ltd and XL Insurance (Bermuda) Ltd, are prohibited from declaring or paying dividends of more than 25% of each of their prior year’s statutory capital and surplus, or of more than 15% of its statutory capital, unless the Company filed with the Bermuda Monetary Authority a signed affidavit by at least two members of the Company’s Board of Directors and the Company’s Principal Representative attesting that a dividend in excess of this amount would not cause the company to fail to meet its relevant margins. At December 31, 2011 and 2010, the maximum dividend that the Bermuda operating entities could pay, without a signed affidavit, having met minimum levels of statutory capital and surplus and liquidity requirements, was approximately $1.3 billion and $1.3 billion, respectively.

U.S. Property and Casualty Operations

          Unless permitted by the New York Superintendent of Insurance, the Company’s lead property and casualty subsidiary in the United States (“XLRA”) may not pay dividends to shareholders in an aggregate amount in any twelve month period that exceeds the lesser of 10 percent of XLRA’s statutory policyholders’ surplus or 100 percent of its “adjusted net investment income,” as defined. The New York State insurance law also provides that any distribution that is a dividend may only be paid out of statutory earned surplus. At December 31, 2011, and 2010, XLRA had statutory earned surplus of $59.7 million and $184.3 million, respectively. At December 31, 2011, XLRA’s statutory policyholders’ surplus was $2.1 billion, and accordingly, the maximum amount of dividends XLRA can declare and pay in 2012, without prior regulatory approval, is $59.7 million. At December 31, 2011 and 2010, none of the seven property and casualty subsidiaries of XLRA had a statutory earned deficit.

International Operations

          The Company’s international subsidiaries prepare statutory financial statements based on local laws and regulations. Some jurisdictions impose complex regulatory requirements on insurance companies while other jurisdictions impose fewer requirements. In some countries, the Company must obtain licenses issued by governmental authorities to conduct local insurance business. These licenses may be subject to reserves and minimum capital and solvency tests. Jurisdictions may impose fines, censure, and/or impose criminal sanctions for violation of regulatory requirements. The majority of the actual statutory capital outside of the U.S. and Bermuda is held in Ireland ($1.5 billion at December 31, 2011) and the U.K. ($1.1 billion at December 31, 2011). Dividends from the U.K. and Ireland are limited to the equivalent of retained earnings. As a part of the restructuring that established XL Re (Europe), the Company is required to notify the regulator in order to reduce capital levels below $1.5 billion in Ireland.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

24. Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent

          The following table sets forth the computation of basic and diluted earnings per share:

Year Ended December 31
(U.S. dollars in thousands, except per share amounts)	2011	2010	2009

Basic earnings per ordinary share and ordinary share equivalents:
Net income attributable to XL Group plc.	$(474,760)	$603,550	$74,991
Less: preference share dividends (1)	—	(34,694)	(80,200)
Add: gain on redemption of the Redeemable Series C preference ordinary shares	—	16,616	211,816

Net income (loss) attributable to ordinary shareholders	$(474,760)	$585,472	$206,607

Weighted average ordinary shares outstanding	312,896	336,283	340,612
Basic earnings per ordinary share & ordinary share equivalents outstanding	$(1.52)	$1.74	$0.61
Diluted earnings per ordinary share and ordinary share equivalents:
Weighted average ordinary shares outstanding – basic	$312,896	$336,283	$340,612
Impact of share based compensation and certain conversion features	—	1,426	354

Weighted average ordinary shares outstanding – diluted	$312,896	$337,709	$340,966

Diluted earnings per ordinary share & ordinary share equivalents outstanding	$(1.52)	$1.73	$0.61

Dividends per ordinary share	$0.44	$0.40	$0.40

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

          For the years ended December 31, 2011 and 2010, ordinary shares available for issuance under share based compensation plans of 16.9 million and 12.8 million, respectively, were not included in the calculation of diluted earnings per share because the assumed exercise or issuance of such shares would be anti-dilutive.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

25. Related Party Transactions

          At December 31, 2011 and 2010, the Company owned minority stakes in three and four, respectively, independent investment management companies (“Investment Manager Affiliates”) that are actively managing client capital and seeking growth opportunities. The Company sold its stake in Finisterre in the third quarter of 2011. For further information regarding this sale see Note 6(b), “Investment Affiliates – Operating Affiliates.” The Company seeks to develop relationships with specialty investment management organizations, generally acquiring an equity interest in the business. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates and through these funds and partnerships pays management and performance fees to the Company’s Investment Manager Affiliates.

          In the normal course of business, the Company enters into certain quota share reinsurance contracts with a subsidiary of one of its other strategic affiliates, ARX Holding Corporation. During the years ended December 31, 2011, 2010 and 2009, these contracts resulted in reported net premiums written, net reported claims and reported acquisition costs as summarized below. Management believes that these transactions are conducted at market rates consistent with negotiated arms-length contracts.

ARX Holding Corporation:
Year Ended December 31
(U.S. dollars in thousands)	2011	2010	2009

Reported net premiums written	$65,347	$71,077	$44,097
Net losses incurred	$34,597	$33,098	$20,056
Reported acquisition costs	$25,268	$32,790	$19,079

          In addition, the Company had entered into a reinsurance contract with another strategic affiliate, ITAU, which as outlined in Note 6, “Investments in Affiliates,” was sold during the second quarter of 2010. During the year ended December 31, 2009, the reinsurance contract resulted in reported net premiums of approximately $3.1 million, loss reserves of $1.2 million, and reported acquisition costs of $1.4 million.

XL GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

26. Unaudited Quarterly Financial Data

          The following is a summary of the unaudited quarterly financial data for 2011 and 2010:

(U.S. dollars in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2011
Net premiums earned – property and casualty operations	$1,271,696	$1,306,125	$1,362,532	$1,386,759
Net premiums earned – life operations	89,687	92,214	90,794	90,323
Underwriting profit (loss) – property and casualty operations	(328,064)	67,049	(22,200)	(114,138)
Net income (loss) attributable to ordinary shareholders	(227,284)	225,663	42,398	(515,537)
Net income (loss) per ordinary share and ordinary share equivalent – basic	$(0.73)	$0.73	$0.14	$(1.62)
Net income (loss) per ordinary share and ordinary share equivalent – diluted	$(0.73)	$0.69	$0.14	$(1.62)
2010
Net premiums earned – property and casualty operations	$1,263,601	$1,216,313	$1,268,741	$1,282,482
Net premiums earned – life operations	104,884	86,448	96,586	95,006
Underwriting profit – property and casualty operations	(6,610)	94,673	64,666	109,765
Net income (loss) attributable to ordinary shareholders	127,996	191,811	77,543	188,122
Net income (loss) per ordinary share and ordinary share equivalent – basic	$0.37	$0.56	$0.23	$0.58
Net income (loss) per ordinary share and ordinary share equivalent – diluted	$0.37	$0.56	$0.23	$0.57

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There have been no changes in accountants within the twenty-four months ending December 31, 2011.

ITEM 9A.	CONTROLS AND PROCEDURES

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

          The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (the “Framework”). Based on its assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on the Framework criteria.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15, “Exhibits, Financial Statement Schedules.”

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements, Financial Statement Schedules and Exhibits.

Page

Report of Independent Registered Public Accounting Firm	222

1. Financial Statements

Included in Part II, Item 8 of this report.

2. Financial Statement Schedules

Included in Part IV of this report:

3. Exhibits

          In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit	Description

3.1	Memorandum and Articles of Association of XL Group plc, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K12B (No. 1-10804) filed on July 1, 2010.

3.2	Certification of Incorporation of XL Group plc, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K12B (No. 1-10804) filed on July 1, 2010.

3.3	Memorandum of Association of XLIT Ltd., incorporated by reference to Exhibit 14.19 of the Company’s Registration Statement on Form S-3 (No. 333-177869), filed on November 9, 2011.

3.4	Articles of Association of XLIT Ltd., incorporated by reference to Exhibit 14.20 of the Company’s Registration Statement on Form S-3 (No. 333-177869), filed on November 9, 2011.

4.1

Excerpts from the Minutes of a Meeting of a Committee of the Board of Directors pursuant to Article 75 of XL Capital Ltd’s Articles of Association held on March 15, 2007, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on March 15, 2007.

4.2

Indenture, dated as of January 23, 2003, between XL Capital Ltd and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-3 (No. 333-101288) filed on January 23, 2003.

4.3

Indenture, dated as of June 2, 2004, between XL Capital Ltd and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-116245) filed on June 7, 2004.

4.4

First Supplemental Indenture, dated as of August 23, 2004, to the Indenture, dated as of June 2, 2004, between XL Capital Ltd and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 23, 2004.

4.5	Form of 5.25% Senior Note due 2014 (included in Exhibit 4.3 hereto), incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 23, 2004.

4.6

Second Supplemental Indenture, dated as of November 12, 2004, to the Indenture, dated as of June 2, 2004, between XL Capital Ltd and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on November 15, 2004.

4.7	Form of 6.375% Senior Note due 2024 (included in Exhibit 4.6 hereto), incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on November 15, 2004.

4.8

Third Supplemental Indenture, dated as of December 9, 2005, to the Indenture, dated as of June 2, 2004, between XL Capital Ltd and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on December 12, 2005.

4.9

Fourth Supplemental Indenture, dated May 7, 2007, to the Indenture, dated as of June 2, 2004, between XL Capital Ltd, and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on May 7, 2007.

4.10	Form of 6.25% Senior Note due 2027 (included in Exhibit 4.9 hereto), incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on May 7, 2007.

4.11	Form of XL Group plc Ordinary Share Certificate, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K12B (No. 1-10804) filed on July 1, 2010.

4.12*	Excerpts from the Authorizing Resolutions of the Board of Directors of XL Capital Ltd, dated October 27, 2006.

4.13

Indenture, dated as of January 10, 2002, among XL Capital Finance (Europe) plc, XL Capital Ltd and State Street Bank and Trust Company, incorporated by reference to Exhibit 4.16(a) to the Company’s Current Report on Form 8-K (No. 1-10804) filed on January 14, 2002.

4.14	Form of XL Capital Financial (Europe) plc Debt Security, incorporated by reference to Exhibit 4.14 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on January 14, 2002.

4.15

Excerpts from the Authorizing Resolutions of the Board of Directors of XL Capital Finance (Europe) plc, dated January 7, 2002, incorporated by reference to Exhibit 4.16(b) to the Company’s Current Report on Form 8-K (No. 1-10804) filed on January 14, 2002.

4.16

Excerpts from the Authorizing Resolutions of the Special Finance Committee of XL Capital Ltd, dated July 3, 2003, incorporated by reference to Exhibit 99.11 to the Company’s Quarterly Report on Form 10-Q (No. 1-10804) filed on August 14, 2003.

4.17	Form of 5.25% Senior Note due 2011 (included in Exhibit 4.8 hereto), incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on December 12, 2005.

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

4.21	Form of Normal Units Certificate (included in Exhibit 4.19 hereto), incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 6, 2008.

4.22	Form of Stripped Units Certificate (included in Exhibit 4.19 hereto), incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 6, 2008.

4.23	Form of 8.25% Senior Note due 2021 (included in Exhibit 4.18 hereto), incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 6, 2008.

4.24

Sixth Supplemental Indenture, dated as of June 30, 2010, to the Indenture, dated as of June 2, 2004, and the Fifth Supplemental Indenture, date as of August 5, 2008, between XL Capital Ltd, XL Group plc, as guarantor and the Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K12B (No. 1-10804) filed on July 1, 2010.

4.25

First Amendment, dated as of June 30, 2010, to the Pledge Agreement, dated August 5, 2008, by and among XL Capital Ltd, XL Company Switzerland GmbH and The Bank of New York Mellon, as Collateral Agent, Custodial Agent and Securities Intermediary and Purchase Contract Agent, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K12B (No. 1-10804) filed on July 1, 2010.

4.26

First Amendment, dated as of June 30, 2010, to the Purchase Contract Agreement, dated August 5, 2008, between the Registrant, XL Capital Ltd, XL Company Switzerland GmbH and The Bank of New York Mellon, as Purchase Contract Agent, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K12B (No. 1-10804) filed on July 1, 2010.

4.27

Supplemental Indenture, dated as of June 30, 2010, to the Indenture, dated as of January 10, 2002, among XL Capital Finance (Europe) plc, XL Capital Ltd, XL Company Switzerland GmbH and State Street Bank and Trust Company, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K12B (No. 1-10804) filed on July 1, 2010.

4.28	Form of XL Capital Ltd Global Series E Preference Share Certificate, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on March 15, 2007.

4.29*	Form of XLIT Ltd. Global Series D Preference Ordinary Share Certificate.

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

10.30	Replacement Capital Covenant, dated March 15, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on March 15, 2007.

10.31

Service Agreement Relative to Sureties, Letters of Guarantees and International Stand-By Letters of Credit, dated April 25, 2003, between Société Le Mans Re and Credit Lyonnais, incorporated by reference to Exhibit 10.62 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (No. 1-10804).

10.32

First Renewal, dated November 27, 2000, between Le Mans Re and BNP Paribas, to the Reinsurance Stand-By Letter of Credit Agreement, dated October 7, 1999, incorporated by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (No. 1-10804).

10.33

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

10.34+

Employment Agreement, dated as of March 14, 2008 by and between XL Capital Ltd and Michael S. McGavick, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2008 (No. 1-10804).

10.35+

Agreement and Release, dated November 29, 2011, between XL Group plc and David B. Duclos, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 1, 2011 (No. 1-10804).

10.36+

Consulting Agreement, dated November 29, 2011, between XL Group plc, XL Specialty Insurance Company, Inc. and David B. Duclos, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 1, 2011 (No. 1-10804).

10.37

Consulting Agreement, dated as of April 24, 2009, between XL Capital Ltd and Brian O’Hara, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (No. 1-10804).

10.38+

2008 Form of Employment Agreement between XL Capital Ltd and certain Executive Officers, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (No. 1-10804).

10.39+

2008 Form of Amendment to Employment Agreement between XL Capital Ltd and certain Executive Officers (amended in response to Internal Revenue Code Section 457A), incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (No. 1- 10804).

10.40+

2009 Form of Employment Agreement between XL Capital Ltd and certain Executive Officers, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (No. 1-10804).

10.41+

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

10.43+

Agreement and Release between XL Capital Ltd and Brian W. Nocco, dated as of November 3, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 (No. 1-10804).

10.44+

Amendment to Employment Agreement, dated as of December 16, 2009, by and between XL Capital Ltd and Sarah E. Street, incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (No. 1-10804).

10.45+

Form of Letter Agreement, dated December 15, 2009, relating to Employment Agreements between XL Capital Ltd and certain Executive Officers, incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (No. 1-10804).

10.46

Insurance Letters of Credit–Master Agreement, dated November 11, 2009, between XL Insurance (Bermuda) Ltd and Citibank Europe plc, incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (No. 1-10804).

10.47

Pledge Agreement, dated November 11, 2009, between XL Re Ltd and XL Insurance (Bermuda) Ltd, as Pledgors, and Citibank Europe plc, as Pledgee, incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form

10-K for the year ended December 31, 2009 (No. 1-10804).

10.48

Amendment No. 1, dated November 23, 2009, to Pledge Agreement dated November 11, 2009 between XL Re Ltd and XL Insurance (Bermuda) Ltd, as Pledgors, and Citibank Europe plc, as Pledgee, incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (No. 1-10804).

10.49

Amendment No. 2, dated December 23, 2009, to Pledge Agreement dated November 11, 2009 between XL Re Ltd and XL Insurance (Bermuda) Ltd, as Pledgors, and Citibank Europe plc, as Pledgee, incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (No. 1-10804).

10.50+

Form of Indemnification Agreement, dated July 1, 2010, by and between XL Capital Ltd and certain directors and executive officers of the Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K12B filed on July 1, 201 (No. 1-10804).

10.51+	Deed Poll Indemnity, dated July 1, 2010, by XL Capital Ltd, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K12B filed on July 1, 2010 (No. 1-10804).

10.52+

Employment Agreement, dated as of May 6, 2010, between XL Capital Ltd and Irene M. Esteves, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2010 (No. 1-10804).

10.53+

Supplemental Deferred Compensation Plan, amended and restated effective as of January 1, 2007, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 (No. 1-10804).

10.54+

2009 Cash Long Term Program, amended and restated as of April 30, 2010, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 (No. 1-10804).

10.55

Aircraft Time Sharing Agreement, dated February 22, 2011, between Michael S. McGavick and X.L. America, Inc, incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10.56

Credit Agreement, dated as of March 25, 2011, between XL Group plc, XL Group Ltd., X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Re Ltd, XL Re Europe Limited, XL Insurance Company Limited, XL Insurance Switzerland Ltd and XL Life Ltd, as Account Parties, XL Group plc, XL Group Ltd., X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Re Ltd and XL Life Ltd, as Guarantors, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and The Bank of New York Mellon, as Collateral Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2011 (No. 1-10804).

10.57

Pledge Agreement, dated as of March 25, 2011, between XL Group plc, XL Group Ltd., X.L. America, Inc., Insurance (Bermuda) Ltd, XL Re Ltd, XL Re Europe Limited, XL Insurance Company Limited, XL Insurance Switzerland Ltd and XL Life Ltd, as Pledgors, JPMorgan Chase Bank, N.A., as Administrative Agent, and The Bank of New York Mellon, as Collateral Agent, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 28, 2011 (No. 1-10804).

10.58+	XL Services UK Limited Profit Sharing Scheme, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on May 11, 2011 (No. 333-174138).

10.59+

Employment Agreement, dated as of June 18, 2011, by and between XL Group plc, X.L. Global Services, Inc. and Peter R. Porrino, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2011.

10.60

Indenture, dated September 30, 2011, among XL Group plc, XL Group Ltd. (n/k/a XLIT Ltd.) and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 30, 2011 (No. 1-10804).

10.61

First Supplemental Indenture, dated September 30, 2011 to the Indenture dated September 30, 2011 among XL Group plc, XL Group Ltd. (n/k/a XLIT Ltd.) and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 30, 2011 (No. 1-10804).

10.62	Form of 5.75% Senior Note due 2021, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on

Form 8-K filed on September 30, 2011 (No. 1-10804).

10.63

Secured Credit Agreement, dated as of December 9, 2011, between XL Group plc, XLIT Ltd., X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Re Ltd, XL Re Europe Limited, XL Insurance Company Limited, XL Insurance Switzerland Ltd and XL Life Ltd, as Account Parties, XL Group plc, XLIT Ltd., X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Re Ltd and XL Life Ltd, as Guarantors, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and The Bank of New York Mellon, as Collateral Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2011.

10.64

Unsecured Credit Agreement, dated as of December 9, 2011, between XL Group plc, XLIT Ltd., X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Re Ltd, XL Re Europe Limited, XL Insurance Company Limited, XL Insurance Switzerland Ltd and XL Life Ltd, as Account Parties, XL Group plc, XLIT Ltd., X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Re Ltd and XL Life Ltd, as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 12, 2011.

10.65

Amendment, dated as of December 9, 2011, to the Credit Agreement, dated as of March 25, 2011, between XL Group plc, XLIT Ltd. (formerly XL Group Ltd.), X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Re Ltd, XL Re Europe Limited, XL Insurance Company Limited, XL Insurance Switzerland Ltd and XL Life Ltd, as Account Parties, XL Group plc, XLIT Ltd. (formerly XL Group Ltd.), X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Re Ltd and XL Life Ltd, as Guarantors, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and The Bank of New York Mellon, as Collateral Agent, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 12, 2011.

10.66

Pledge Agreement, dated as of December 9, 2011, between XL Group plc, XLIT Ltd., X.L. America, Inc., Insurance (Bermuda) Ltd, XL Re Ltd, XL Re Europe Limited, XL Insurance Company Limited, XL Insurance Switzerland Ltd and XL Life Ltd, as Pledgors, JPMorgan Chase Bank, N.A., as Administrative Agent, and The Bank of New York Mellon, as Collateral Agent, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 12, 2011.

10.67+*	Form of Letter Agreement between XL Global Services, Inc. and/or XL Group plc and certain executive officers.

10.68

Subscription Agreement, dated as of December 5, 2006, among XL Capital Ltd, Stoneheath Re and Goldman Sachs International, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on December 11, 2006.

10.69

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

10.70

Securities Issuance Agreement, dated as of December 12, 2006, between XL Capital Ltd and Stoneheath Re, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on December 12, 2006.

10.71

Trust Agreement, dated as of December 12, 2006 among the Asset Swap Counterparty, The Ceding Insurers and XL Capital Ltd as Beneficiaries and Stoneheath Re, as Guarantor and Beneficiary and The Bank of New York, as Trustee, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on December 12, 2006.

31*	Rule 13a-14(a)/15d-14(a) Certifications.

32*	Section 1350 Certifications.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**

These interactive data files are furnished herewith and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

+	Management contract or compensatory plan or arrangement

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of XL Group plc:

          In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (1), present fairly, in all material respects, the financial position of XL Group plc and its subsidiaries at December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting, Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

          As discussed in Note 2(g) to the consolidated financial statements, the Company adopted new accounting guidance that changed the manner in which it accounts for other-than-temporary impairments of available for sale securities in 2009.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 27, 2012

XL GROUP PLC

SCHEDULE I
CONSOLIDATED SUMMARY OF INVESTMENTS – OTHER THAN
INVESTMENTS IN RELATED PARTIES

At December 31, 2011

Type of Investment (U.S. dollars in thousands)	Cost or Amortized Cost (1)	Fair Value	Amount Presented in the Balance Sheet

Fixed Maturities:
Bonds and notes:
U.S. Government and Government-Related/Supported	$1,864,354	$1,990,983	$1,990,983
Corporate	10,212,083	10,462,515	10,462,515
Residential mortgage-backed securities – Agency	5,189,473	5,379,406	5,379,406
Residential mortgage-backed securities – Non-Agency	851,557	641,815	641,815
Commercial mortgage-backed securities	927,684	974,835	974,835
Collateralized debt obligations	843,553	658,602	658,602
Other asset-backed securities – Government	995,903	986,356	986,356
U.S. States and political subdivisions of the States	1,698,573	1,797,378	1,797,378
Non-U.S. Sovereign Government, Supranational and Government-Related	3,188,535	3,298,135	3,298,135

Total fixed maturities (1)	$25,771,715	$26,190,025	$26,190,025

Equity Securities	$480,685	$468,197	$468,197

Short-term investments (1)	$359,378	$359,063	$359,063

Fixed maturities, held to maturity (1)	$2,668,978	$2,895,688	$2,668,978

Other investments	$849,511	$958,681	$985,262

Total investments other than investments in related parties	$30,130,267	$30,871,654	$30,671,525

(1)	Investments in fixed maturities, short-term investments and held to maturity are shown at amortized cost.

XL GROUP PLC

SCHEDULE I
CONSOLIDATED SUMMARY OF INVESTMENTS – OTHER THAN
INVESTMENTS IN RELATED PARTIES (CONTINUED)

At December 31, 2010

Type of Investment (U.S. dollars in thousands)	Cost or Amortized Cost (1)	Fair Value	Amount Presented in the Balance Sheet

Fixed Maturities:
Bonds and notes:
U.S. Government and Government-Related/Supported	$2,499,079	$2,565,444	$2,565,444
Corporate	10,962,804	10,968,971	10,968,971
Residential mortgage-backed securities – Agency	5,059,249	5,203,711	5,203,711
Residential mortgage-backed securities – Non-Agency	1,257,474	1,021,823	1,021,823
Commercial mortgage-backed securities	1,135,075	1,172,507	1,172,507
Collateralized debt obligations	920,501	734,138	734,138
Other asset-backed securities Government	979,539	960,532	960,532
U.S. States and political subdivisions of the States	1,379,150	1,360,456	1,360,456
Non-U.S. Sovereign Government, Supranational and Government-Related	3,129,971	3,154,523	3,154,523

Total fixed maturities (1)	$27,322,842	$27,142,105	$27,142,105

Equity Securities	$56,737	$84,767	$84,767

Short-term investments (1)	$450,491	$450,681	$450,681

Fixed maturities, held to maturity (1)	$2,728,335	$2,742,626	$2,728,335

Other investments	$789,917	$883,409	$893,570

Total investments other than investments in related parties	$31,348,322	$31,303,588	$31,299,458

(1)	Investments in fixed maturities, short-term investments and held to maturity are shown at amortized cost.

XL GROUP PLC

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS – PARENT COMPANY ONLY

As at December 31, 2011 and 2010

(U.S. dollars in thousands)	2011	2010

Assets
Cash and cash equivalents	$1,644	$2,816
Amounts due from subsidiaries	80,841	—
Investments in subsidiaries on an equity basis	9,374,825	9,750,149
Other assets	3,797	901

Total assets	$9,461,107	$9,753,866

Liabilities
Amounts due to subsidiaries (1)	$—	$125,052
Accounts payable and accrued liabilities	19,145	1,857

Total liabilities	$19,145	$126,909

Commitments and Contingencies
Shareholders’ Equity:
Ordinary shares, 999,990,000 authorized, par value $0.01 Issued and outstanding: (2011, 315,645,796; 2010, 316,396,289)	$3,157	$3,165
Additional paid in capital	8,955,702	9,009,220
Accumulated other comprehensive Income (loss)	583,064	100,795
Retained earnings (deficit)	(99,961)	513,777

Total shareholders’ equity	$9,441,962	$9,626,957

Total liabilities and shareholders’ equity	$9,461,107	$9,753,866

XL GROUP PLC

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
STATEMENT OF INCOME AND COMPREHENSIVE INCOME – PARENT COMPANY ONLY

For the Years Ended December 31, 2011, 2010 and 2009

	XL Group plc		XLIT Ltd. (1)

(U.S. dollars in thousands)	Year Ended December 31, 2011	July 1 to December 31, 2010	January 1 to June 30, 2010	Year Ended December 31, 2009

Net investment income	$2	$—	$44,636	$20,245
Realized investment gains (losses):	—
Net realized gains (losses) on investments sold	—	—	25,177	(5,453)
Other-than-temporary impairments on investments	—	—	(11,670)	(8,468)
Other-than-temporary impairments on investments transferred to other comprehensive income	—	—	4	1,319

Total net realized gains (losses) on investments	—	—	13,511	(12,602)
Net realized and unrealized gains (losses) on derivative instruments	—	—	(4,087)	(8,830)
Equity in net earnings (losses) of subsidiaries (Dividends were $183,029 in 2011 $197,326 and $448,400 in 2010 and $2,091,474 in 2009)	(400,612)	275,629	384,311	310,490
Equity in net earnings of affiliates		—	2	1,221

Total revenues	$(400,610)	$275,629	$438,373	$310,524

Operating expenses	74,422	9,930	48,256	107,211
Foreign exchange (gains) losses	(275)	34	1,003	(122)
Interest expense	3	—	51,431	122,662

Total expenses	$74,150	$9,964	$100,690	$229,751

Income (loss) before income tax	(474,760)	265,665	337,683	80,773
Provision for income tax	—	—	(202)	5,782

Net income (loss)	$(474,760)	$265,665	$337,885	$74,991
Preference share dividends	—	—	(34,694)	(80,200)
Gain on redemption of Redeemable Series C preference ordinary shares	—	—	16,616	211,816

Net income (loss) attributable to ordinary shareholders	$(474,760)	$265,665	$319,807	$206,607

Net income (loss)	$(474,760)	$265,665	$337,885	$74,991
Impact of adoption of new authoritative OTTI guidance, net of taxes	—	—	—	(229,670)
Impact of adoption of new authoritative embedded derivative guidance, net of taxes	—	31,917	—	—
Change in net unrealized gains (losses) on investment portfolio, net of tax	471,696	161,048	880,332	2,391,020
Change in OTTI losses recognized in other comprehensive income, net of tax	39,456	93,269	31,637	(123,343)
Change in underfunded pension liability	(2,622)	(6,186)	3,567	(3,427)
Change in value of cash flow hedge	439	219	220	438
Change in net unrealized gains (losses) on future policy benefit reserves	—	—	(3,714)	6,554
Foreign currency translation adjustments	(26,700)	159,261	(108,308)	180,888

Comprehensive income (loss)	$7,509	$705,193	$1,141,619	$2,297,451

(1)

As part of the Redomestication on July 1, 2010, XL-Cayman became a wholly-owned subsidiary of XL-Ireland, and as such, certain of the above financial data with respect to periods prior to the Redomestication are not comparable for periods subsequent to the Redomestication.

XL GROUP PLC

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
STATEMENT OF CASH FLOWS – PARENT COMPANY ONLY
For the Years Ended December 31, 2011, 2010 and 2009

	XL Group plc		XLIT Ltd. (1)

(U.S. dollars in thousands)	Year Ended December 31, 2011	July 1 to December 31, 2010	January 1 to June 30, 2010	Year Ended December 31, 2009

Net income (loss)	$(474,760)	$265,665	$337,885	$74,991
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on investments and derivative instruments	—	—	(9,423)	21,432
Equity in (earnings) loss of subsidiaries	400,612	(275,629)	(384,311)	(310,490)
Equity in net (income) of affiliates		—	(2)	(1,221)
Share based compensation	29,377	15,705	15,586	32,231
Amortization of premiums (discounts) on fixed maturities	—	—	(9,791)	221
Accretion of notes payable and debt	—	—	341	681
Accounts payable and accrued liabilities	—	—	(24,973)	(57,806)
Amounts due to (from) subsidiaries	(205,893)	125,052	(183,273)	(3,259,462)
Dividends received from subsidiaries	183,029	448,400	197,326	2,091,474
Other	22,804	7,914	30,936	17,432

Total adjustments	429,929	321,442	(367,584)	(1,465,508)

Net cash provided by (used in) operating activities	$(44,831)	$587,107	$(29,699)	$(1,390,517)

Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$—	$—	$369,752	$245,629
Proceeds from redemption of fixed maturities and short-term investments	—	—	575,326	2,860,755
Proceeds from sale of equity securities	—	—	238	—
Purchases of fixed maturities and short term investments	—	—	(919,840)	(4,475,472)
Investment in subsidiaries	272,398	—	298,119	1,955,045
Investment in affiliates	—	—	5	1,743
Investment in limited partnerships	—	—	95	347

Net cash provided by (used in) investing activities	$272,398	$—	$323,695	$588,047

Cash flows provided by (used in) financing activities:
Proceeds from issuance of ordinary shares and exercise of stock options	$576,333	$1,182	$—	$745,000
Repurchase of Series E preference ordinary shares	—	—	(94,157)	(104,718)
Dividends paid	(138,050)	(65,350)	(106,471)	(225,008)
Buybacks of ordinary shares	(667,022)	(520,184)	(1,840)	(626)
Repayment of debt	—	—	—	(745,000)

Net cash provided by (used in) financing activities	$(228,739)	$(584,352)	$(202,468)	$(330,352)

Net change in cash and cash equivalents	(1,172)	2,755	91,528	(1,132,822)

Cash and cash equivalents – beginning of period	2,816	61	600,993	1,733,815

Cash and cash equivalents – end of period	$1,644	$2,816	$692,521	$600,993

(1)

As part of the Redomestication on July 1, 2010, XL-Cayman became a wholly-owned subsidiary of XL-Ireland, and as such, certain of the above financial data with respect to periods prior to the Redomestication are not comparable for periods subsequent to the Redomestication.

XL GROUP PLC

SCHEDULE IV – REINSURANCE

For the Years Ended December 31, 2011, 2010 and 2009

(U.S. dollars in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

2011
Life reinsurance in force(1)	$—	$559,676	$88,646,215	$88,086,538	100.6%

Premiums Earned:
Property and casualty operations	$4,624,557	$1,477,000	$2,179,555	$5,327,112	40.9%
Life operations	—	32,308	395,326	363,018	108.9%

Total premiums earned:	$4,624,557	$1,509,308	$2,574,881	$5,690,130	45.3%

2010
Life reinsurance in force(1)	$—	$559,674	$100,908,397	$100,348,723	100.6%

Premiums Earned:
Property and casualty operations	$4,535,626	$1,342,017	$1,837,528	$5,031,137	36.5%
Life operations	—	32,226	415,150	382,924	108.4%

Total premiums earned:	$4,535,626	$1,374,243	$2,252,678	$5,414,061	41.6%

2009
Life reinsurance in force(1)	$—	$565,048	$129,797,640	$129,232,592	100.4%

Premiums Earned:
Property and casualty operations	$4,861,073	$1,586,968	$1,877,634	$5,151,739	36.4%
Life operations	—	41,275	596,376	555,101	107.4%

Total premiums earned:	$4,861,073	$1,628,243	$2,474,010	$5,706,840	43.4%

(1)	Represents the sum face value outstanding of in force life reinsurance policies.

XL GROUP PLC

SCHEDULE VI
SUPPLEMENTARY INFORMATION
CONCERNING PROPERTY/CASUALTY (RE)INSURANCE OPERATIONS

For the Years Ended December 31, 2011, 2010 and 2009

						Losses and Loss Expenses incurred related to
		Reserves For Losses and Loss Expenses						Net Paid Losses and Loss Expenses
(U.S. dollars in thousands)	Deferred Acquisition Costs		Reserves for Unearned Premiums						Amortization of Deferred Acquisition Costs
				Net Earned Premiums	Net Investment Income					Net Premiums Written
						Current Year	Prior Year

2011(1)	$531,282	$20,613,901	$3,555,310	$5,327,112	$745,138	$4,363,258	$(284,867)	$3,846,202	$786,093	$5,433,388

2010(1)	$498,385	$20,531,607	$3,469,934	$5,031,137	$803,358	$3,584,662	$(372,862)	$3,470,509	$739,154	$4,999,588

2009(1)	$486,180	$20,823,524	$3,646,815	$5,151,739	$882,748	$3,453,577	$(284,740)	$3,875,935	$775,869	$4,743,712

(1)	The information presented above includes P&C Operations balances only.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2012

XL Group plc
(Registrant)

/s/ MICHAEL S. MCGAVICK

Name: Michael S. McGavick
Title: Chief Executive Officer and Director
XL Group plc

Date: February 27, 2012

/s/ PETER R. PORRINO

Name: Peter R. Porrino
Title: Chief Financial Officer
XL Group plc

POWER OF ATTORNEY

          We, the undersigned directors and executive officers of XL Group plc, hereby severally constitute Michael S. McGavick, Peter R. Porrino and Kirstin Gould, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MICHAEL S. MCGAVICK	Chief Executive Officer (Principal Executive	February 27, 2012
Officer) and Director
Michael S. McGavick

/s/ PETER R. PORRINO	Chief Financial Officer (Principal Financial Officer	February 27, 2012
and Principal Accounting Officer)
Peter R. Porrino

/s/ RAMANI AYER	Director	February 27, 2012

Ramani Ayer

/s/ DALE R. COMEY	Director	February 27, 2012

Dale R. Comey

/s/ ROBERT R. GLAUBER	Director and Chairman of the Board of Directors	February 27, 2012

Robert R. Glauber

/s/ HERBERT N. HAAG	Director	February 27, 2012

Herbert N. Haag

/s/ SUZANNE B. LABARGE	Director	February 27, 2012

Suzanne B. Labarge

/s/ JOSEPH MAURIELLO	Director	February 27, 2012

Joseph Mauriello

/s/ EUGENE M. MCQUADE	Director	February 27, 2012

Eugene M. McQuade

/s/ CLAYTON S. ROSE	Director	February 27, 2012

Clayton S. Rose

/s/ SIR JOHN VEREKER	Director	February 27, 2012

Sir John Vereker