Form 10-Q
period 2012-03-31
XL GROUP PLC
filed 2012-05-09
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

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
Yes ☐ No ☒

          As of May 7, 2012, there were 311,707,372 outstanding Ordinary Shares, $0.01 par value per share, of the registrant.

XL GROUP PLC

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

XL GROUP PLC

UNAUDITED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)	March 31, 2012	December 31, 2011

ASSETS
Investments:
Fixed maturities, at fair value (amortized cost: 2012: $26,695,459; 2011: $25,771,715)	$27,291,662	$26,190,025
Equity securities, at fair value (cost: 2012: $593,168; 2011: $480,685)	631,068	468,197
Short-term investments, at fair value (amortized cost: 2012: $212,393; 2011: $359,378)	212,327	359,063

Total investments available for sale	$28,135,057	$27,017,285
Fixed maturities, held to maturity at amortized cost (fair value: 2012: $2,994,429; 2011, $2,895,688)	2,769,800	2,668,978
Investments in affiliates	1,000,989	1,052,729
Other investments	1,160,497	985,262

Total investments	$33,066,343	$31,724,254
Cash and cash equivalents	2,506,318	3,825,125
Accrued investment income	335,376	331,758
Deferred acquisition costs	737,706	647,113
Ceded unearned premiums	650,201	596,895
Premiums receivable	3,021,121	2,411,611
Reinsurance balances receivable	259,897	220,017
Unpaid losses and loss expenses recoverable	3,440,919	3,654,948
Receivable from investments sold	17,556	59,727
Goodwill and other intangible assets	408,878	407,321
Deferred tax asset	107,651	115,601
Other assets	547,044	610,803

Total assets	$45,099,010	$44,605,173

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$20,340,306	$20,613,901
Deposit liabilities	1,590,188	1,608,108
Future policy benefit reserves	4,929,063	4,845,394
Unearned premiums	4,250,821	3,555,310
Notes payable and debt	1,674,653	2,275,327
Reinsurance balances payable	336,605	90,552
Payable for investments purchased	54,155	58,494
Deferred tax liability	101,118	91,104
Other liabilities	767,612	710,853

Total liabilities	$34,044,521	$33,849,043

Commitments and Contingencies
Shareholders’ Equity:
Ordinary shares, 999,990,000 authorized, par value $0.01; issued and outstanding: (2012: 311,667,649; 2011: 315,645,796)	3,117	3,156
Additional paid in capital	8,846,832	8,938,679
Accumulated other comprehensive income	831,516	583,064
Retained earnings (deficit)	28,557	(113,241)

Shareholders’ equity attributable to XL Group plc	$9,710,022	$9,411,658
Non-controlling interest in equity of consolidated subsidiaries	1,344,467	1,344,472

Total shareholders’ equity	$11,054,489	$10,756,130

Total liabilities and shareholders’ equity	$45,099,010	$44,605,173

See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,

(U.S. dollars in thousands, except per share data)	2012	2011

Revenues:
Net premiums earned	$1,436,418	$1,361,383
Net investment income	265,242	280,263
Realized investment gains (losses):
Net realized gains (losses) on investments sold	41,768	(28,992)
Other-than-temporary impairments on investments	(18,565)	(33,720)
Other-than-temporary impairments on investments transferred to (from) other comprehensive income	(2,400)	(3,725)

Total net realized gains (losses) on investments	$20,803	$(66,437)
Net realized and unrealized gains (losses) on derivative instruments	702	3,567
Income (loss) from investment fund affiliates	19,408	27,150
Fee income and other	9,859	8,932

Total revenues	$1,752,432	$1,614,858

Expenses:
Net losses and loss expenses incurred	$854,065	$1,208,865
Claims and policy benefits	121,307	133,231
Acquisition costs	224,151	188,490
Operating expenses	282,411	260,992
Exchange (gains) losses	12,718	9,514
Interest expense	39,298	54,147

Total expenses	$1,533,950	$1,855,239

Income (loss) before income tax and income (loss) from operating affiliates	$218,482	$(240,381)
Income (loss) from operating affiliates	16,253	13,636
Provision (benefit) for income tax	21,550	(32,797)

Net income (loss)	$213,185	$(193,948)
Non-controlling interests	(36,557)	(33,336)

Net income (loss) attributable to XL Group plc and ordinary shareholders	$176,628	$(227,284)

Weighted average ordinary shares and ordinary share equivalents outstanding – basic	315,120	311,478

Weighted average ordinary shares and ordinary share equivalents outstanding – diluted	317,639	311,478

Earnings (loss) per ordinary share and ordinary share equivalent – basic	$0.56	$(0.73)

Earnings (loss) per ordinary share and ordinary share equivalent – diluted	$0.56	$(0.73)

See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,

(U.S. dollars in thousands)	2012	2011

Net income (loss) attributable to XL Group plc	$176,628	$(227,284)
Change in net unrealized gains (losses) on investments, net of tax	212,324	13,379
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	15,050	24,235
Change in OTTI losses recognized in other comprehensive income, net of tax	12,421	25,307
Change in underfunded pension liability	(174)	(344)
Change in value of cash flow hedge	110	110
Foreign currency translation adjustments	8,721	11,616

Comprehensive income (loss)	$425,080	$(152,981)

See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Three Months Ended March 31,

(U.S. dollars in thousands)	2012	2011

Ordinary Shares:
Balance - beginning of year	$3,156	$3,165
Issuance of ordinary shares	8	2
Buybacks of ordinary shares	(48)	(73)
Exercise of stock options	1	-

Balance - end of period	$3,117	$3,094

Additional Paid in Capital:
Balance - beginning of year	$8,938,679	$8,993,016
Issuance of ordinary shares	7	8
Buybacks of ordinary shares	(100,442)	(166,429)
Exercise of stock options, net of tax	942	-
Share based compensation expense	7,646	10,169

Balance - end of period	$8,846,832	$8,836,764

Accumulated Other Comprehensive Income (Loss):
Balance - beginning of year	$583,064	$100,795
Change in net unrealized gains (losses) on investments, net of tax	212,324	13,379
Change in net unrealized gains (losses) on affiliate and investments, net of tax	15,050	24,235
Change in OTTI losses recognized in other comprehensive income, net of tax	12,421	25,307
Change in underfunded pension liability	(174)	(344)
Change in value of cash flow hedge	110	110
Foreign currency translation adjustments	8,721	11,616

Balance - end of period	$831,516	$175,098

Retained Earnings (Deficit):
Balance - beginning of year	$(113,241)	$500,497
Net income attributable to XL Group plc	176,628	(227,284)
Dividends on ordinary shares	(34,830)	(34,251)

Balance - end of period	$28,557	$238,962

Non-controlling Interest in Equity of Consolidated Subsidiaries:
Balance - beginning of year	$1,344,472	$1,002,296
Non-controlling interests	-	4
Non-controlling interest share in change in accumulated other comprehensive income (loss)	(5)	(2)
Purchase of Series E preference ordinary shares	-	(500)

Balance - end of period	$1,344,467	$1,001,798

Total Shareholders’ Equity	$11,054,489	$10,255,716

See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,

(U.S. dollars in thousands)	2012	2011

Cash flows provided by (used in) operating activities:
Net income (loss)	$213,185	$(193,948)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on investments	(20,803)	66,437
Net realized and unrealized (gains) losses on derivative instruments	(702)	(3,567)
Amortization of premiums (discounts) on fixed maturities	36,678	19,861
(Income) loss from investment and operating affiliates	(35,661)	(40,786)
Share based compensation	11,172	12,156
Depreciation	13,859	11,969
Accretion of deposit liabilities	16,446	16,887
Unpaid losses and loss expenses	(444,959)	29,810
Future policy benefit reserves	(37,565)	(24,989)
Unearned premiums	655,416	524,331
Premiums receivable	(573,122)	(476,200)
Unpaid losses and loss expenses recoverable	245,960	112,365
Ceded unearned premiums	(47,201)	(84,247)
Reinsurance balances receivable	(38,319)	(5,617)
Deferred acquisition costs	(81,792)	(62,634)
Reinsurance balances payable	243,696	220,048
Deferred tax asset - net	9,243	(42,956)
Derivatives	(17,908)	53,240
Other assets	42,434	(3,841)
Other liabilities	(45,522)	(103,843)
Other	8,835	38,859

Total adjustments	$(59,815)	$257,283

Net cash provided by (used in) operating activities	$153,370	$63,335

Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$1,499,832	$1,122,182
Proceeds from redemption of fixed maturities and short-term investments	1,246,431	689,130
Proceeds from sale of equity securities	7,635	70,349
Purchases of fixed maturities and short-term investments	(3,385,981)	(1,188,395)
Purchases of equity securities	(119,052)	(248,446)
Net dispositions of investment affiliates	34,358	51,170
Other investments, net	(45,333)	4,103

Net cash provided by (used in) investing activities	$(762,110)	$500,093

Cash flows provided by (used in) financing activities:
Proceeds from issuance of ordinary shares and exercise of stock options	$942	$-
Buybacks of ordinary shares	(100,490)	(166,502)
Dividends paid on ordinary shares	(1,218)	(34,021)
Distributions to non-controlling interests	(3,985)	(2,287)
Repayment of debt	(600,000)	-
Deposit liabilities	(30,437)	(26,648)

Net cash provided by (used in) financing activities	$(735,188)	$(229,458)
Effects of exchange rate changes on foreign currency cash	25,121	28,967

Increase (decrease) in cash and cash equivalents	$(1,318,807)	$362,937
Cash and cash equivalents - beginning of period	3,825,125	3,022,868

Cash and cash equivalents - end of period	$2,506,318	$3,385,805

See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Preparation and Consolidation

          These unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In addition, the year-end balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. In the opinion of management, these unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of financial position and results of operations at the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All inter-company accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.

          To facilitate period-to-period comparisons, certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current period presentation.

          Unless the context otherwise indicates, references herein to the “Company” include XL Group plc and its consolidated subsidiaries.

2. Significant Accounting Policies

(a) Recent Accounting Pronouncements

          In October 2010, the FASB issued an accounting standards update to address disparities in practice regarding the interpretation of which costs relating to the acquisition of new and renewal insurance contracts qualify for deferral. The provisions of the guidance specify that only costs that are related directly to the successful acquisition of new and renewal insurance contracts may be capitalized. These include incremental direct costs of contract acquisition and certain other costs related directly to underwriting activities. Incremental direct costs of contract acquisition are those which result directly from and are essential to a contract transaction, and would not have been incurred by the insurance entity had the transaction not occurred. Administrative costs, rent, depreciation, occupancy, equipment and all other general overhead costs are considered indirect costs and should be charged to expense as incurred. On January 1, 2012, the Company adopted this guidance on a retrospective basis for all fiscal years presented, and interim periods within those years. The impact of adoption was a reduction in deferred acquisition costs of approximately $21 million, a reduction in deferred tax liabilities of approximately $7 million, and a corresponding reduction in opening retained earnings of approximately $14 million within the Company’s December 31, 2011 balance sheet. The adoption of this guidance did not have an impact on the Company’s consolidated statements of income or comprehensive income.

          In May 2011, the FASB issued an accounting standards update to amend existing requirements for fair value measurements and disclosures. The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy, requiring quantitative and qualitative information to be disclosed related to: (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The guidance requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value, but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities, as well as instruments classified in shareholders’ equity. The Company has applied this guidance from January 1, 2012; however, it impacted disclosure only and did not have an impact on the Company’s financial condition or results of operations. See Note 3, “Fair Value Measurements,” for these updated disclosures.

          In June 2011, the FASB issued an accounting standards update concerning the presentation of comprehensive income in financial statements. This guidance allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income only as part of the statement of changes in shareholders’ equity. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. However, a separate accounting standards update issued in December 2011deferred indefinitely a provision within the original standard requiring entities to present components of reclassifications of other comprehensive income on the face of the income statement. The Company applied the guidance from January 1, 2012; however, it did not have an impact on the Company’s disclosure, financial condition or results of operations.

          In September 2011, the FASB issued an accounting standards update to simplify how entities test goodwill for impairment, by allowing an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting entity is less than its carrying amount, as a basis for determining whether it is necessary to perform the two-step goodwill impairment test required in FASB Accounting Standards Codification Topic 350. After assessing the circumstances that should be considered in making the qualitative assessment, if an entity determines that the fair value of a reporting unit as compared to its carrying value meets the threshold, then performing the two-step impairment step is unnecessary. In other circumstances, performance of the two-step test is required. The guidance also eliminates the option for an entity to carry forward its detailed calculation of a reporting unit’s fair value in certain situations. The amendments do not change the current guidance for testing other indefinite-lived intangible assets for impairment. The Company adopted this guidance beginning on January 1, 2012. It did not have an impact on the Company’s consolidated financial condition or results of operations.

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

          The Company performs regular reviews of the prices received from its third party valuation sources to assess if the prices represent a reasonable estimate of the fair value. This process is completed by investment and accounting personnel who are independent of those responsible for obtaining the valuations. The approaches taken by the Company include, but are not limited to, annual reviews of the controls of the external parties responsible for sourcing valuations which are subjected to automated tolerance checks, quarterly reviews of the valuation sources and dates, and monthly reconciliations between the valuations provided by our external parties and valuations provided by our third party investment managers at a portfolio level.

          Where broker quotes are the primary source of the valuations, sufficient information regarding the specific inputs utilized by the brokers is generally not available to support a Level 2 classification. The Company obtains the majority of broker quoted values from third party investment managers who perform independent verifications of these valuations using pricing matrices based upon information gathered by market traders. In addition, for the majority of these securities, the Company compares the broker quotes to independent valuations obtained from third party pricing vendors, which may also consist of broker quotes, to assess if the prices received represent a reasonable estimate of the fair value.

          For further information, see Item 8, Note 2, “Significant Accounting Policies,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

(a) Fair Value Summary

          The following tables set forth the Company’s assets and liabilities that were accounted for at fair value at March 31, 2012 and December 31, 2011 by level within the fair value hierarchy:

March 31, 2012 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at March 31, 2012

Assets
U.S. Government and Government - Related/Supported	$-	$2,233,820	$-	$-	$2,233,820
Corporate (1) (2)	-	10,186,687	33,305	-	10,219,992
Residential mortgage-backed securities – Agency (“RMBS - Agency”)	-	5,353,596	39,795	-	5,393,391
Residential mortgage-backed securities – Non-Agency (“RMBS - Non-Agency”)	-	632,054	-	-	632,054
Commercial mortgage-backed securities (“CMBS”)	-	944,153	-	-	944,153
Collateralized debt obligations (“CDO”)	-	7,868	638,697	-	646,565
Other asset-backed securities (2)	-	1,409,732	16,410	-	1,426,142
U.S. States and political subdivisions of the States	-	1,768,182	-	-	1,768,182
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related	-	4,027,363	-	-	4,027,363

Total fixed maturities, at fair value	$-	$26,563,455	$728,207	$-	$27,291,662
Equity securities, at fair value (3)	322,713	308,355	-	-	631,068
Short-term investments, at fair value (1)(4)	-	212,327	-	-	212,327

Total investments available for sale	$322,713	$27,084,137	$728,207	$-	$28,135,057
Cash equivalents (5)	1,140,591	566,444	-	-	1,707,035
Other investments (6)	-	727,948	115,659	-	843,607
Other assets (7)(8)	-	116,301	-	(77,963)	38,338

Total assets accounted for at fair value	$1,463,304	$28,494,830	$843,866	$(77,963)	$30,724,037

Liabilities
Financial instruments sold, but not yet purchased (9)	$-	$21,575	$-	$-	$21,575
Other liabilities (7)(8)	-	26,248	40,630	(512)	66,366

Total liabilities accounted for at fair value	$-	$47,823	$40,630	$(512)	$87,941

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

(a) Fair Value Summary (Continued)

December 31, 2011 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at December 31, 2011

Assets
U.S. Government and Government - Related/Supported	$-	$1,990,983	$-	$-	$1,990,983
Corporate (1) (2)	-	10,084,804	23,818	-	10,108,622
RMBS – Agency	-	5,347,365	32,041	-	5,379,406
RMBS – Non-Agency	-	641,815	-	-	641,815
CMBS	-	974,835	-	-	974,835
CDO	-	7,751	650,851	-	658,602
Other asset-backed securities (2)	-	1,323,697	16,552	-	1,340,249
U.S. States and political subdivisions of the States	-	1,797,378	-	-	1,797,378
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related	-	3,298,135	-	-	3,298,135

Total fixed maturities, at fair value (2)	$-	$25,466,763	$723,262	$-	$26,190,025
Equity securities, at fair value (3)	239,175	229,022	-	-	468,197
Short-term investments, at fair value (1)(4)	-	359,063	-	-	359,063

Total investments available for sale	$239,175	$26,054,848	$723,262	$-	$27,017,285
Cash equivalents (5)	1,686,101	1,068,264	-	-	2,754,365
Other investments (6)	-	547,598	113,959	-	661,557
Other assets (7)(8)	-	143,622	-	(77,888)	65,734

Total assets accounted for at fair value	$1,925,276	$27,814,332	$837,221	$(77,888)	$30,498,941

Liabilities
Financial instruments sold, but not yet purchased (9)	$-	$20,844	$-	$-	$20,844
Other liabilities (7)(8)	-	16,871	42,644	(809)	58,706

Total liabilities accounted for at fair value	$-	$37,715	$42,644	$(809)	$79,550

(1)

Included within Corporate are certain medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes, which are in a gross unrealized loss position, had a fair value of $198.7 million and $266.0 million and an amortized cost of $220.0 million and $297.7 million at March 31, 2012 and December 31, 2011, respectively. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(2)

The Company invests in covered bonds issued by financial institutions (“Covered Bonds”). Covered Bonds are senior secured debt instruments issued by financial institutions and backed by over-collateralized pools of public sector or mortgage loans. During the three months ended March 31, 2012, Covered Bonds within Total fixed maturities with a fair value of $415.5 million, have been included within Other asset-backed securities to align the Company’s classification to market indices. At December 31, 2011, Covered Bonds within Total fixed maturities with a fair value of $353.9 million, have been reclassified from Corporate to Other asset-backed securities to conform to current period presentation.

(3)	Included within equity securities are investments in fixed income funds of $98.0 million and $91.6 million at March 31, 2012 and December 31, 2011, respectively.
(4)	Short-term investments consist primarily of Corporate securities and U.S. Government and Government-Related/Supported securities.
(5)	Cash equivalents balances subject to fair value measurement include certificates of deposit and money market funds. Operating cash balances are not subject to fair value measurement guidance.
(6)

The Other investments balance excludes certain structured transactions including certain investments in project finance transactions, a payment obligation and liquidity financing provided to a structured credit vehicle as a part of a third party medium term note facility. These investments are carried at amortized cost that totaled $316.9 million at March 31, 2012 and $323.7 million at December 31, 2011.

(7)	Other assets and other liabilities include derivative instruments.
(8)

The derivative balances included in each category above are reported on a gross basis by level with a netting adjustment presented separately in the “Collateral and Counterparty Netting” column. The Company often enters into different types of derivative contracts with a single counterparty and these contracts are covered under a netting agreement. In addition, the Company held net cash collateral related to derivative positions of approximately $77.5 million and $77.1 million at March 31, 2012 and December 31, 2011, respectively. This balance is included within cash and cash equivalents and the corresponding liability to return the collateral has been offset against the derivative positions within the balance sheet as appropriate under the netting agreement. The fair values of the individual derivative contracts are reported gross in their respective levels based on the fair value hierarchy.

(9)	Financial instruments sold, but not yet purchased, represent “short sales” and are included within “Payable for investments purchased” on the balance sheet.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

(b) Level 3 Gains and Losses

          The tables below present additional information about assets and liabilities measured at fair value on a recurring basis and for which Level 3 inputs were utilized to determine fair value. The tables reflect gains and losses for the three months ended March 31, 2012 and 2011 for all financial assets and liabilities categorized as Level 3 at March 31, 2012 and 2011, respectively. The tables do not include gains or losses that were reported in Level 3 in prior periods for assets that were transferred out of Level 3 prior to March 31, 2012 and 2011. Gains and losses for assets and liabilities classified within Level 3 in the table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, it should be noted that the following tables do not take into consideration the effect of offsetting Level 1 and 2 financial instruments entered into by the Company that are either economically hedged by certain exposures to the Level 3 positions or that hedge the exposures in Level 3 positions.

          In general, Level 3 assets include securities for which values were obtained from brokers where either significant inputs were utilized in determining the value that were difficult to corroborate with observable market data, or sufficient information regarding the specific inputs utilized by the broker was not available to support a Level 2 classification. Transfers into or out of Level 3 primarily arise as a result of the valuations utilized by the Company changing between either those provided by independent pricing services that do not contain significant observable inputs, or other valuations sourced from brokers that are considered Level 3.

          There were no transfers between Level 1 and Level 2 during the three month periods ended March 31, 2012 and 2011.

	Level 3 Assets and Liabilities - Three Months Ended March 31, 2012

(U.S. dollars in thousands)	Corporate	RMBS - Agency	RMBS - Non Agency	CMBS	CDO

Balance, beginning of period	$23,818	$32,041	$-	$-	$650,851
Realized gains (losses)	(18)	13	-	-	(1,649)
Movement in unrealized gains (losses)	(315)	(79)	-	-	33,116
Purchases and issuances	9,076	36	-	-	-
Sales and settlements	(137)	(2,348)	-	-	(43,621)
Transfers into Level 3	881	10,132	-	-	-
Transfers out of Level 3	-	-	-	-	-
Fixed maturities to short-term investments classification change	-	-	-	-	-

Balance, end of period	$33,305	$39,795	$-	$-	$638,697

Movement in total gains (losses) above relating to instruments still held at the reporting date	$(332)	$(54)	$-	$-	$29,202

	Level 3 Assets and Liabilities - Three Months Ended March 31, 2012

(U.S. dollars in thousands)	Other asset- backed securities	Non-US Sovereign Government, Provincial, Supranational and Government Related	Short-term investments	Other investments	Derivative Contracts - Net

Balance, beginning of period	$16,552	$-	$-	$113,959	$(42,644)
Realized gains (losses)	21	-	-	1,925	-
Movement in unrealized gains (losses)	(163)	-	-	899	2,014
Purchases and issuances	-	-	-	1,317	-
Sales and settlements	-	-	-	(2,441)	-
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Fixed maturities to short-term investments classification change	-	-	-	-	-

Balance, end of period	$16,410	$-	$-	$115,659	$(40,630)

Movement in total gains (losses) above relating to instruments still held at the reporting date	$(431)	$-	$-	$(313)	$2,014

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

(b) Level 3 Gains and Losses (Continued)

	Level 3 Assets and Liabilities - Three Months Ended March 31, 2011

(U.S. dollars in thousands)	Corporate	RMBS - Agency	RMBS - Non Agency	CMBS	CDO

Balance, beginning of period	$36,866	$30,255	$4,964	$1,623	$721,572
Realized gains (losses)	-	-	-	(889)	(652)
Movement in unrealized gains (losses)	46	38	6	1,040	26,045
Purchases and issuances	10,629	11,460	-	-	-
Sales and settlements	(1,970)	(1,269)	(301)	(17)	(4,414)
Transfers into Level 3	4,397	3,944	-	-	-
Transfers out of Level 3	(15,083)	(11,441)	(1,334)	-	-
Fixed maturities to short-term investments classification change	-	-	-	-	-

Balance, end of period	$34,885	$32,987	$3,335	$1,757	$742,551

Movement in total gains (losses) above relating to instruments still held at the reporting date	$51	$38	$6	$151	$25,393

	Level 3 Assets and Liabilities - Three Months Ended March 31, 2011

(U.S. dollars in thousands)	Other asset- backed securities	Non-US Sovereign Government, Provincial, Supranational and Government Related	Short-term investments	Other investments	Derivative Contracts - Net

Balance, beginning of period	$24,650	$3,667	$-	$133,717	$(39,195)
Realized gains (losses)	(452)	-	-	-	-
Movement in unrealized gains (losses)	2,818	-	-	9,771	2,449
Purchases and issuances	-	-	-	1,864	-
Sales and settlements	(9,650)	-	-	(518)	(64)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	(4,995)	(3,667)	-	-	-
Fixed maturities to short-term investments classification change	-	-	-	-	-

Balance, end of period	$12,371	$-	$-	$144,834	$(36,810)

Movement in total gains (losses) above relating to instruments still held at the reporting date	$1,912	$-	$-	$8,707	$2,449

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

(c) Fixed maturities and short-term investments

          The Company’s Level 3 assets consist primarily of CDOs, for which non-binding broker quotes are the primary source of the valuations. Sufficient information regarding the specific inputs utilized by the brokers was not available to support a Level 2 classification. The Company obtains the majority of broker quotes for these CDOs from third party investment managers who perform independent verifications of these valuations using pricing matrices based upon information gathered by market traders. In addition, for the majority of these securities, the Company compares the broker quotes to independent valuations obtained from third party pricing vendors, which may also consist of broker quotes, to assess if the prices received represent a reasonable estimate of the fair value. Although the Company does not have access to the specific unobservable inputs that may have been used in the fair value measurements of the CDO securities provided by brokers, we would expect that the significant inputs considered are prepayment rates, probability of default, loss severity in the event of default, recovery rates, liquidity premium and reinvestment rates. Significant increases (decreases) in any of those inputs in isolation could result in a significantly different fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

          The remainder of the Level 3 assets relate to primarily to private equity investments and certain derivative positions as described below.

(d) Other investments

          Included within the Other investments component of the Company’s Level 3 valuations are private investments and alternative fund investments where the Company is not deemed to have significant influence over the investee. The fair value of these investments is based upon net asset values received from the investment manager or general partner of the respective entity. The nature of the underlying investments held by the investee which form the basis of the net asset value include assets such as private business ventures and are such that significant Level 3 inputs are utilized in the determination of the individual underlying holding values and, accordingly, the fair value of the Company’s investment in each entity is classified within Level 3. The Company has not adjusted the net asset values received; however, management incorporates factors such as the most recent financial information received, annual audited financial statements and the values at which capital transactions with the investee take place when applying judgment regarding whether any adjustments should be made to the net asset value in recording the fair value of each position. Investments in alternative funds included in Other investments utilize strategies including arbitrage, directional, event driven and multi-style. These funds potentially have lockup and gate provisions which may limit redemption liquidity. For further details regarding the nature of Other investments and related features see Item 8, Note 7, “Other Investments,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

(e) Derivative instruments

          Derivative instruments recorded within Other liabilities and classified within Level 3 include credit derivatives sold providing protection on senior tranches of structured finance transactions where the value is obtained directly from the investment bank counterparty and sufficient information regarding the inputs utilized in such valuation was not obtained to support a Level 2 classification and guaranteed minimum income benefits (“GMIB”) embedded within one reinsurance contract. The majority of inputs utilized in the valuations of these types of derivative contracts are considered Level 1 or Level 2; however, each valuation includes at least one Level 3 input that was significant to the valuation and, accordingly, the values are disclosed within Level 3.

(f) Financial Instruments Not Carried at Fair Value

          Authoritative guidance over disclosures about the fair value of financial instruments requires additional disclosure of fair value information for financial instruments not carried at fair value in both interim and annual reporting periods. Certain financial instruments, particularly insurance contracts, are excluded from these fair value disclosure requirements. The carrying values of cash and cash equivalents, accrued investment income, net receivable from investments sold, other assets, net payable for investments purchased, other liabilities and other financial instruments not included below approximated their fair values. The following table includes financial instruments for which the carrying value differs from the estimated fair values at March 31, 2012 and December 31, 2011. All of these fair values estimates are considered Level 2 fair value measurements. The fair values for fixed maturities held to maturity are provided by third party pricing vendors and significant valuation inputs for all other items included are based upon market data obtained from sources independent of the Company.

	March 31, 2012		December 31, 2011

	Carrying Value	Fair Value	Carrying Value	Fair Value

(U.S. dollars in thousands)
Fixed maturities, held to maturity	$2,769,800	$2,994,429	$2,668,978	$2,895,688
Other investments - structured transactions	316,889	291,151	323,705	297,124

Financial Assets	$3,086,689	$3,285,580	$2,992,683	$3,192,812

Deposit liabilities	$1,590,188	$1,817,915	$1,608,108	$1,809,812
Notes payable and debt	1,674,653	1,772,525	2,275,327	2,340,148

Financial Liabilities	$3,264,841	$3,590,440	$3,883,435	$4,149,960

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

(f) Financial Instruments Not Carried at Fair Value (Continued)

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

          Deposit liabilities include obligations under structured insurance and reinsurance transactions. For purposes of fair value disclosures, the Company determines the estimated fair value of the deposit liabilities by assuming a discount rate equal to the appropriate U.S. Treasury rate plus 102.5 basis points and the appropriate U.S. Treasury rate plus 161.8 basis points at March 31, 2012 and December 31, 2011, respectively. The discount rate incorporates the Company’s own credit risk into the determination of estimated fair value.

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

          The Company evaluates the performance of both the Insurance and Reinsurance segments based on underwriting profit while the Life operations segment performance is based on contribution. Other items of revenue and expenditure of the Company are not evaluated at the segment level. In addition, the Company does not allocate investment assets by segment for its Property and Casualty (“P&C”) operations. Investment assets related to the Company’s Life operations and certain structured products included in the Insurance and Reinsurance segments and Corporate are held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from each of these segments.

Three Months Ended March 31, 2012 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Life Operations	Total

Gross premiums written	$1,336,634	$980,350	$2,316,984	$86,683	$2,403,667
Net premiums written	1,036,526	926,702	1,963,228	78,496	2,041,724
Net premiums earned	934,056	423,842	1,357,898	78,520	1,436,418
Net losses and loss expenses	(631,685)	(222,380)	(854,065)	(121,307)	(975,372)
Acquisition costs	(128,256)	(88,244)	(216,500)	(7,651)	(224,151)
Operating expenses (1)	(185,346)	(38,747)	(224,093)	(2,607)	(226,700)

Underwriting profit (loss)	$(11,231)	$74,471	$63,240	$(53,045)	$10,195
Net investment income	-	-	172,968	75,026	247,994
Net results from structured products (2)	2,819	2,498	5,317	-	5,317
Net fee income and other (3)	(2,020)	333	(1,687)	48	(1,639)
Net realized gains (losses) on investments			24,967	(4,164)	20,803

Contribution from P&C and Life Operations			$264,805	$17,865	$282,670

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					702
Net income (loss) from investment fund affiliates and operating affiliates (4)					35,661
Exchange gains (losses)					(12,718)
Corporate operating expenses					(44,260)
Interest expense (5)					(27,320)
Non-controlling interests					(36,557)
Income tax					(21,550)

Net income (loss) attributable to XL Group plc					$176,628

Ratios – P&C operations: (6)
Loss and loss expense ratio	67.6%	52.5%	62.9%
Underwriting expense ratio	33.6%	29.9%	32.4%

Combined ratio	101.2%	82.4%	95.3%

(1)	Operating expenses exclude Corporate operating expenses, shown separately.
(2)	The net results from P&C structured products include net investment income and interest expense of $17.2 million and $12.0 million, respectively.
(3)	Net fee income and other includes operating expenses from the Company’s loss prevention consulting services business.
(4)	The Company records the income related to the alternative funds and to the private investment and operating fund affiliates on a one-month and three-month lag, respectively.
(5)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.
(6)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (Continued)

Three Months Ended March 31, 2011 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Life Operations	Total

Gross premiums written	$1,222,349	$876,771	$2,099,120	$97,659	$2,196,779
Net premiums written	918,990	795,292	1,714,282	89,672	1,803,954
Net premiums earned	875,920	395,776	1,271,696	89,687	1,361,383
Net losses and loss expenses	(788,513)	(420,352)	(1,208,865)	(133,231)	(1,342,096)
Acquisition costs	(107,644)	(73,526)	(181,170)	(7,320)	(188,490)
Operating expenses (1)	(164,095)	(45,630)	(209,725)	(2,166)	(211,891)

Underwriting profit (loss)	$(184,332)	$(143,732)	$(328,064)	$(53,030)	$(381,094)
Net investment income	-	-	183,565	76,976	260,541
Net results from structured products (2)	3,260	4,214	7,474	-	7,474
Net fee income and other (3)	(5,912)	1,394	(4,518)	41	(4,477)
Net realized gains (losses) on investments			(26,886)	(39,551)	(66,437)

Contribution from P&C and Life Operations			$(168,429)	$(15,564)	$(183,993)

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					3,567
Net income (loss) from investment fund affiliates and operating affiliates (4)					40,786
Exchange gains (losses)					(9,514)
Corporate operating expenses					(35,692)
Interest expense (5)					(41,899)
Non-controlling interests					(33,336)
Income tax					32,797

Net income (loss) attributable to XL Group plc					$(227,284)

Ratios – P&C operations: (6)
Loss and loss expense ratio	90.0%	106.2%	95.1%
Underwriting expense ratio	31.0%	30.1%	30.7%

Combined ratio	121.0%	136.3%	125.8%

(1)	Operating expenses exclude Corporate operating expenses, shown separately.
(2)	The net results from P&C structured products include net investment income and interest expense of $19.7 million and $12.2 million, respectively.
(3)

Net fee income and other includes operating expenses from the Company’s loss prevention consulting services business and expenses related to the cost of an endorsement facility with National Indemnity Company.

(4)	The Company records the income related to the alternative funds and to the private investment and operating fund affiliates on a one-month and three-month lag, respectively.
(5)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.
(6)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Segment Information (Continued)

          The following tables summarize the Company’s net premiums earned by line of business:

Three Months Ended March 31, 2012 (U.S. dollars in thousands)	Insurance	Reinsurance	Life Operations	Total

P&C Operations:
Casualty - professional lines	$323,821	$54,908	$-	$378,729
Casualty - other lines	167,357	73,238	-	240,595
Property catastrophe	-	102,925	-	102,925
Other property	133,419	135,743	-	269,162
Marine, energy, aviation and satellite	120,100	35,743	-	155,843
Other specialty lines (1)	184,034	-	-	184,034
Other (2)	5,325	21,285	-	26,610

Total P&C Operations	$934,056	$423,842	$-	$1,357,898

Life Operations:
Other Life	-	-	47,063	47,063
Annuity	-	-	31,457	31,457

Total P&C Operations	$-	$-	$78,520	$78,520

Total	$934,056	$423,842	$78,520	$1,436,418

Three Months Ended March 31, 2011 (U.S. dollars in thousands)	Insurance	Reinsurance	Life Operations	Total

P&C Operations:
Casualty - professional lines	$315,643	$53,718	$-	$369,361
Casualty - other lines	156,704	51,043	-	207,747
Property catastrophe	-	94,564	-	94,564
Other property	106,921	136,243	-	243,164
Marine, energy, aviation and satellite	125,536	38,428	-	163,964
Other specialty lines (1)	168,666	-	-	168,666
Other (2)	2,450	21,780	-	24,230

Total P&C Operations	$875,920	$395,776	$-	$1,271,696

Life Operations:
Other Life	-	-	56,764	56,764
Annuity	-	-	32,923	32,923

Total P&C Operations	$-	$-	$89,687	$89,687

Total	$875,920	$395,776	$89,687	$1,361,383

(1)	Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, specie, middle markets and excess and surplus lines.
(2)	Other includes credit and surety, whole account contracts, structured indemnity and other lines.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments

(a) Fixed Maturities, Short-Term Investments and Equity Securities

          Amortized Cost and Fair Value Summary

          The cost (amortized cost for fixed maturities and short-term investments), fair value, gross unrealized gains and gross unrealized (losses), including, other-than-temporary impairments (“OTTI”) recorded in accumulated other comprehensive income (“AOCI”) of the Company’s available for sale (“AFS”) and held to maturity (“HTM”) investments at March 31, 2012 and December 31, 2011 were as follows:

		Included in AOCI

			Gross Unrealized Losses

March 31, 2012 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Related to Changes in Estimated Fair Value	Non-credit Related OTTI	Fair Value

Fixed maturities - AFS
U.S. Government and Government-Related/Supported (1)	$2,130,093	$110,804	$(7,077)	$-	$2,233,820
Corporate (2) (3) (4)	9,854,093	557,350	(148,569)	(42,882)	10,219,992
RMBS – Agency	5,238,075	163,999	(8,683)	-	5,393,391
RMBS – Non-Agency	792,800	23,227	(71,292)	(112,681)	632,054
CMBS	882,762	66,416	(1,407)	(3,618)	944,153
CDO	798,313	8,262	(155,123)	(4,887)	646,565
Other asset-backed securities (2)	1,423,283	36,312	(23,474)	(9,979)	1,426,142
U.S. States and political subdivisions of the States	1,663,058	106,968	(1,844)	-	1,768,182
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (1)	3,912,982	127,717	(13,336)	-	4,027,363

Total fixed maturities - AFS	$26,695,459	$1,201,055	$(430,805)	$(174,047)	$27,291,662
Total short-term investments (1)	$212,393	$263	$(329)	$-	$212,327
Total equity securities	$593,168	$44,609	$(6,709)	$-	$631,068

Total investments - AFS	$27,501,020	$1,245,927	$(437,843)	$(174,047)	$28,135,057

Fixed maturities - HTM
U.S. Government and Government-Related/Supported (1)	$10,683	$1,174	$-	$-	$11,857
Corporate (2)	1,374,617	94,905	(4,164)	-	1,465,358
RMBS – Non-Agency	83,023	4,259	(147)	-	87,135
CMBS	12,912	1,211	-	-	14,123
Other asset-backed securities (2)	222,157	14,004	(573)	-	235,588
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (1)	1,066,408	118,273	(4,313)	-	1,180,368

Total investments - HTM	$2,769,800	$233,826	$(9,197)	$-	$2,994,429

(1)

U.S. Government and Government-Related/Supported, Non-U.S. Sovereign Government, Provincials, Supranationals and Government-Related/Supported and Total short-term investments includes government-related securities with an amortized cost of $2,272.1 million and fair value of $2,313.4 million and U.S. Agencies with an amortized cost of $461.2 million and fair value of $499.4 million.

(2)

During the three months ended March 31, 2012, Covered Bonds within Fixed maturities – AFS with an amortized cost of $398.6 million and a fair value of $415.5 million and Covered Bonds within Fixed maturities – HTM with an amortized cost of $8.3 million and a fair value of $7.7 million have been included within Other asset-backed securities to align the Company’s classification to market indices. Covered Bonds were previously included in Corporate.

(3)

Included within Corporate are certain medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes have a fair value of $198.7 million and an amortized cost of $220.0 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(4)

Included within Corporate are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments, which are senior to the common and preferred equities of the financial institutions. These securities have a fair value of $411.2 million and an amortized cost of $489.3 million at March 31, 2012.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

(a) Fixed Maturities, Short-Term Investments and Equity Securities (Continued)

          Amortized Cost and Fair Value Summary (Continued)

		Included in AOCI

			Gross Unrealized Losses

December 31, 2011 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Related to Changes in Estimated Fair Value	Non-credit Related OTTI	Fair Value

Fixed maturities - AFS
U.S. Government and Government-Related/Supported (1)	$1,864,354	$130,874	$(4,245)	$-	$1,990,983
Corporate (2) (3) (4)	9,866,677	527,192	(233,581)	(51,666)	10,108,622
RMBS – Agency	5,189,473	193,782	(3,849)	-	5,379,406
RMBS – Non-Agency	851,557	19,667	(112,867)	(116,542)	641,815
CMBS	927,684	56,704	(2,405)	(7,148)	974,835
CDO	843,553	6,624	(186,578)	(4,997)	658,602
Other asset-backed securities (2)	1,341,309	30,731	(25,486)	(6,305)	1,340,249
U.S. States and political subdivisions of the States	1,698,573	101,025	(2,220)	-	1,797,378
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (1)	3,188,535	127,439	(17,839)	-	3,298,135

Total fixed maturities - AFS	$25,771,715	$1,194,038	$(589,070)	$(186,658)	$26,190,025
Total short-term investments (1)	$359,378	$519	$(834)	$-	$359,063
Total equity securities	$480,685	$27,947	$(40,435)	$-	$468,197

Total investments - AFS	$26,611,778	$1,222,504	$(630,339)	$(186,658)	$27,017,285

Fixed maturities - HTM
U.S. Government and Government-Related/Supported (2)	$10,399	$1,510	$-	$-	$11,909
Corporate (2)	1,290,209	91,313	(14,433)	-	1,367,089
RMBS – Non-Agency	80,955	6,520	(32)	-	87,443
Other asset-backed securities (2)	288,741	20,875	(320)	-	309,296
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (1)	998,674	127,227	(5,950)	-	1,119,951

Total investments - HTM	$2,668,978	$247,445	$(20,735)	$-	$2,895,688

(1)

U.S. Government and Government-Related/Supported, Non-U.S. Sovereign Government, Provincials, Supranationals and Government-Related/Supported and Total short-term investments includes government-related securities with an amortized cost of $1,878.3 million and fair value of $1,915.6 million and U.S. Agencies with an amortized cost of $494.0 million and fair value of $541.2 million.

(2)

Covered Bonds within Fixed maturities – AFS with an amortized cost of $345.4 million and a fair value of $353.9 million and Covered Bonds within Fixed maturities – HTM with an amortized cost of $8.1 million and a fair value of $7.7 million at December 31, 2011 have been reclassified from Corporate to Other asset-backed securities to align the Company’s classification to market indices and conform to current period presentation.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

(a) Fixed Maturities, Short-Term Investments and Equity Securities (Continued)

          Amortized Cost and Fair Value Summary (Continued)

          At March 31, 2012 and December 31, 2011, approximately 2.8% and 2.4%, respectively, of the Company’s fixed income investment portfolio at fair value was invested in securities that were below investment grade or not rated. Approximately 33.6% and 31.4% of the gross unrealized losses in the Company’s fixed income securities portfolio at March 31, 2012 and December 31, 2011, respectively, related to securities that were below investment grade or not rated.

          Classification of Fixed Income Securities

          During the third quarter of 2011, the Company changed the manner in which it classifies fixed income securities between Fixed maturities and Short-term investments on the balance sheet and the related note disclosure. Short-term investments under the Company’s previous classification comprised investments with a remaining maturity of less than one year from the reporting date. Under this prior presentation, longer term securities were reclassified from Fixed maturities to Short-term investments as they neared maturity. Under the Company’s new classification, Short-term investments include investments due to mature within one year from the date of purchase and are valued using the same external factors and in the same manner as Fixed maturities. No reclassifications will be made between Fixed maturities and Short-term investments subsequent to the initial date of purchase.

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

          The Company has elected to hold certain fixed income securities to maturity. Consistent with this intention, the Company reclassified these securities from AFS to HTM in the consolidated financial statements. As a result of this classification, these fixed income securities are reflected in the HTM portfolio and recorded at amortized cost in the consolidated balance sheets and not fair value. The HTM portfolio is comprised of long duration non-U.S. securities, which are Euro and U.K. sterling denominated. The Company believes this HTM strategy is achievable due to the relatively stable and predictable cash flows of the Company’s long-term liabilities within its Life operations, along with its ability to substitute other assets at a future date in the event that liquidity was required due to changes in expected cash flows or other transactions entered into related to the long-term liabilities supported by the HTM portfolio. At March 31, 2012, 97.8% of the HTM securities were rated A or higher. The unrealized appreciation at the dates of these reclassifications continues to be reported as a separate component of shareholders’ equity and is being amortized over the remaining lives of the securities as an adjustment to yield in a manner consistent with the amortization of any premium or discount. At the time of the reclassifications, the unrealized U.S. dollar equivalent appreciation related to securities reclassified was $128.9 million in total, with $110.5 million and $108.4 million unamortized at March 31, 2012 and December 31, 2011, respectively.

          Covered Bonds were previously included within Corporate securities. They are now classified as Other asset-backed securities to align the Company’s classification to market indices. At December 31, 2011, Covered Bonds with a fair value of $353.9 million have been reclassified from Corporate to Other asset-backed securities to conform to current period presentation.

          Contractual Maturities Summary

          The contractual maturities of AFS and HTM fixed income securities at March 31, 2012 and December 31, 2011 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

(a) Fixed Maturities, Short-Term Investments and Equity Securities (Continued)

          Contractual Maturities Summary (Continued)

	March 31, 2012 (1)		December 31, 2011 (1)

(U.S. dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Fixed maturities - AFS
Due less than one year	$1,888,009	$1,902,217	$2,004,395	$2,020,361
Due after 1 through 5 years	8,510,647	8,768,164	7,736,717	7,909,354
Due after 5 through 10 years	3,745,093	3,930,750	3,619,141	3,777,073
Due after 10 years	3,416,477	3,648,226	3,257,886	3,488,330

	$17,560,226	$18,249,357	$16,618,139	$17,195,118
RMBS – Agency	5,238,075	5,393,391	5,189,473	5,379,406
RMBS – Non-Agency	792,800	632,054	851,557	641,815
CMBS	882,762	944,153	927,684	974,835
CDO	798,313	646,565	843,553	658,602
Other asset-backed securities	1,423,283	1,426,142	1,341,309	1,340,249

Total mortgage and asset-backed securities	$9,135,233	$9,042,305	$9,153,576	$8,994,907

Total fixed maturities - AFS	$26,695,459	$27,291,662	$25,771,715	$26,190,025

Fixed maturities - HTM
Due less than one year	$35,696	$35,831	$11,796	$11,768
Due after 1 through 5 years	134,543	138,274	122,091	123,871
Due after 5 through 10 years	398,290	418,132	393,865	402,424
Due after 10 years	1,883,179	2,065,346	1,771,530	1,960,886

	$2,451,708	$2,657,583	$2,299,282	$2,498,949
RMBS – Non-Agency	83,023	87,135	80,955	87,443
CMBS	12,912	14,123	-	-
Other asset-backed securities	222,157	235,588	288,741	309,296

Total mortgage and asset-backed securities	$318,092	$336,846	$369,696	$396,739

Total fixed maturities - HTM	$2,769,800	$2,994,429	$2,668,978	$2,895,688

(1)

Included in the table above are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments, which are senior to the common and preferred equities of the financial institutions, at their fair value of $411.2 million and $386.1 million at March 31, 2012 and December 31, 2011, respectively. These securities are reflected in the table based on their call date and have net unrealized losses of $78.1 million and $108.8 million at March 31, 2012 and December 31, 2011, respectively.

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

          OTTI Considerations (Continued)

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

          Pledged Assets

          Certain of the Company’s invested assets are held in trust and pledged in support of insurance and reinsurance liabilities. Such pledges are largely required by the Company’s operating subsidiaries that are “non-admitted” under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. Also, certain deposit liabilities and annuity contracts require the use of pledged assets. At March 31, 2012 and December 31, 2011, the Company had $17.6 billion and $17.2 billion in pledged assets, respectively.

(b) Gross Unrealized Losses

          The following is an analysis of how long the AFS and HTM securities at March 31, 2012 and December 31, 2011 had been in a continual unrealized loss position:

	Less than 12 months		Equal to or greater than 12 months

March 31, 2012 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Fixed maturities and short-term investments - AFS
U.S. Government and Government-Related/Supported	$478,076	$(3,042)	$31,499	$(4,183)
Corporate (1) (2) (3)	638,803	(14,193)	1,084,471	(177,433)
RMBS – Agency	1,081,932	(5,053)	34,328	(3,630)
RMBS – Non-Agency	36,572	(3,466)	489,071	(180,507)
CMBS	41,017	(618)	32,415	(4,407)
CDO	13,501	(2,643)	622,684	(157,367)
Other asset-backed securities (3)	145,767	(3,683)	163,694	(29,770)
U.S. States and political subdivisions of the States	8,475	(40)	16,045	(1,804)
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related	572,425	(5,802)	166,060	(7,540)

Total fixed maturities and short-term investments - AFS	$3,016,568	$(38,540)	$2,640,267	$(566,641)

Total equity securities (4)	$228,847	$(6,709)	$-	$-

Fixed maturities -HTM
Corporate (3)	$61,497	$(2,652)	$54,404	$(1,512)
RMBS – Non-Agency	9,521	(147)	-	-
Other asset-backed securities (3)	7,709	(573)	-	-
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related	74,668	(655)	20,064	(3,658)

Total fixed maturities - HTM	$153,395	$(4,027)	$74,468	$(5,170)

(1)

Included within Corporate are certain medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes, which are in a gross unrealized loss position, have a fair value of $198.7 million and an amortized cost of $220.0 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(2)

Included within Corporate are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments, which are senior to the common and preferred equities of the financial institutions. These securities, which are in a gross unrealized loss position, have a fair value of $411.2 million and an amortized cost of $489.3 million at March 31, 2012.

(3)

Covered Bonds within Fixed maturities and short-term investments – AFS with a fair value of $33.9 million and Covered Bonds within Fixed Maturities – HTM with a fair value of $7.7 million have been included within Other asset-backed securities to align the Company’s classification to market indices. Covered Bonds were previously included in Corporate.

(4)	Included within equity securities are investments in fixed income funds with a fair value of $98.0 million and an amortized cost of $100.0 million at March 31, 2012.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

(b) Gross Unrealized Losses (Continued)

	Less than 12 months		Equal to or greater than 12 months

December 31, 2011 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Fixed maturities and short-term investments - AFS
U.S. Government and Government-Related/Supported	$289,260	$(332)	$43,622	$(3,984)
Corporate (1) (2) (3)	1,078,664	(42,151)	1,185,535	(243,683)
RMBS – Agency	310,318	(849)	36,960	(3,000)
RMBS – Non-Agency	106,294	(31,714)	449,138	(197,695)
CMBS	69,109	(2,716)	39,444	(6,837)
CDO	3,357	(2,261)	636,362	(189,456)
Other asset-backed securities (3)	227,098	(3,324)	161,312	(28,467)
U.S. States and political subdivisions of the States	25,309	(199)	27,646	(2,021)
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related	265,766	(4,707)	202,890	(13,166)

Total fixed maturities and short-term investments - AFS	$2,375,175	$(88,253)	$2,782,909	$(688,309)

Total equity securities (4)	$361,585	$(40,435)	$-	$-

Fixed maturities -HTM
Corporate (3)	$147,836	$(7,770)	$62,343	$(6,663)
RMBS – Non-Agency	9,372	(32)	-	-
Other asset-backed securities (3)	7,743	(314)	1,106	(6)
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related	79,242	(1,206)	18,330	(4,744)

Total fixed maturities - HTM	$244,193	$(9,322)	$81,779	$(11,413)

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

(3)

Covered Bonds within Fixed maturities and short-term investments – AFS with a fair value of $44.7 million and Covered Bonds within Fixed Maturities – HTM with a fair value of $7.7 million have been included within Other asset-backed securities to align the Company’s classification to market indices and to conform to current period presentation. Covered Bonds were previously included in Corporate.

(4)	Included within equity securities are investments in fixed income funds with a fair value of $91.6 million and an amortized cost of $100.0 million at December 31, 2011.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

(b) Gross Unrealized Losses (Continued)

          The Company had gross unrealized losses totaling $611.9 million on 1,543 securities out of a total of 7,349 held at March 31, 2012 on its AFS portfolio and $9.2 million on 23 securities out of a total of 210 held on its HTM portfolio, which it considers to be temporarily impaired or includes non-credit losses on OTTI. Individual security positions comprising this balance have been evaluated by management to determine the severity of these impairments and whether they should be considered other-than-temporary.

          Gross unrealized losses of $611.9 million on AFS assets and $9.2 million on HTM assets at March 31, 2012 can be attributed to the following significant drivers:

•

gross unrealized losses of $184.1 million related to the Non-Agency RMBS portfolio (which consists of the Company’s holdings of sub-prime Non-Agency securities, second liens, ABS CDOs with sub-prime collateral, Alt-A and Prime RMBS), which had a fair value of $535.2 million at March 31, 2012. The Company, in conjunction with its investment manager service providers, undertook a security level review of these securities and recognized charges to the extent it believed the discounted cash flow value of any security was below its amortized cost. The Company has incurred realized losses, consisting of charges for OTTI and realized losses from sales, of approximately $1.4 billion since the beginning of 2007 through March 31, 2012 on these asset classes.

•

gross unrealized losses of $160.7 million related to the Company’s Life operations investment portfolio, which had a fair value of $6.6 billion at March 31, 2012. Of these gross unrealized losses, $89.2 million related to $1.2 billion of exposures to corporate financial institutions, including $323.6 million Tier One and Upper Tier Two securities. At March 31, 2012, this portfolio had an average interest rate duration of 8.5 years, primarily denominated in U.K. sterling and Euros. As a result of the long duration, significant gross losses have arisen as the fair values of these securities are more sensitive to prevailing government interest rates and credit spreads. This portfolio is generally matched to corresponding long duration liabilities. A hypothetical parallel increase in interest rates and credit spreads of 50 and 25 basis points, respectively, would increase the unrealized losses related to this portfolio at March 31, 2012 by approximately $280.4 million and $108.6 million, respectively, on both the AFS and HTM portfolios. Given the long term nature of this portfolio, the level of credit spreads on financial institutions at March 31, 2012 relative to historical averages within the U.K. and Euro-zone, and the Company’s liquidity needs at March 31, 2012, the Company believes that these assets will continue to be held until such time as they mature, or credit spreads on financial institutions revert to levels more consistent with historical averages.

•

gross unrealized losses of $160.0 million related to the P&C portfolios of Core CDO holdings (defined by the Company as investments in non-subprime CDOs), which consisted primarily of collateral loan obligations (“CLOs”) and had a fair value of $636.2 million at March 31, 2012. The Company evaluated each of these securities in conjunction with its investment manager service providers and recognized charges to the extent it believed the discounted cash flow value of the security was below the amortized cost. The Company believes that the level of impairment is primarily a function of continuing wide spreads in the CDO market, driven by low liquidity in this market. The Company believes it is likely these securities will be held until either maturity or a recovery of value.

•

gross unrealized losses of $96.6 million related to the corporate holdings within the Company’s non-life fixed income portfolios, which had a fair value of $7.9 billion at March 31, 2012. During the three months ended March 31, 2012, as a result of declining credit spreads, the gross unrealized losses on these holdings has decreased. Of the gross unrealized losses noted above, $45.7 million relate to financial institutions. In addition, $22.1 million relate to medium term notes primarily supported by pools of investment grade European investment grade credit with varying degrees of leverage. These had a fair value of $198.7 million at March 31, 2012. Management believes that expected cash flows from these bonds over the expected holding period will be sufficient to support the remaining reported amortized cost.

          Management, in its assessment of whether securities in a gross unrealized loss position are temporarily impaired, considers the significance of the impairments. The Company had structured credit securities with gross unrealized losses of $65.5 million, with a fair value of $32.5 million, which at March 31, 2012 had cumulative fair value decline of greater than 50% of amortized cost. All of these are mortgage and asset-backed securities. The Company, in conjunction with its investment manager service providers, undertook a security level review of these securities and recognized charges to the extent it believed the discounted cash flow value of any security was below its amortized cost. These securities include gross unrealized losses of $183.1 million on non-Agency RMBS, $160.0 million on Core CDOs and $5.1 million of CMBS holdings.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

(c) Net Realized Gains (Losses)

          The following represents an analysis of net realized gains (losses) on investments:

Net Realized Gains (Losses) on Investments (U.S. dollars in thousands)	Three Months Ended March 31,

	2012	2011

Gross realized gains	$66,889	$27,142
Gross realized losses on investments sold	(25,121)	(56,134)
OTTI on investments, net of amounts transferred to other comprehensive income	(20,965)	(37,445)

Net realized gains (losses) on investments	$20,803	$(66,437)

          The significant components of the net impairment charges of $21.0 million for the three months ended March 31, 2012 were:

•

$17.0 million for structured securities where the Company determined that the likely recovery on these securities was below the carrying value and, accordingly, recorded an impairment of the securities to the discounted value of the cash flows expected to be received on these securities. Also included was a $3.3 million charge related to a change in intent to hold on 14 securities that the Company had decided to sell.

•

$3.0 million related to medium term notes backed primarily by European investment grade credit. On certain notes, management concluded that future returns on the underlying assets were not sufficient to support the previously reported amortized cost.

•	$1.0 million for corporate securities, excluding medium term notes, principally on hybrid securities that had not been called on the first call date during the quarter.

          The following table sets forth the amount of credit loss impairments on fixed income securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Credit Loss Impairments (U.S. dollars in thousands)	Three Months Ended March 31,

	2012	2011

Balance at January 1,	$333,379	$426,372
Credit loss impairment recognized in the current period on securities not previously impaired	1,835	4,573
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(18,940)	(125,711)
Credit loss impairments previously recognized on securities impaired to fair value during the period	(16,384)	-
Additional credit loss impairments recognized in the current period on securities previously impaired	14,930	25,459
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(15)	(523)

Balance at March 31,	$314,805	$330,170

          During the three months ended March 31, 2012 and 2011, the $18.9 million and $125.7 million, respectively, of credit loss impairments previously recognized on securities that matured, or were paid down, prepaid or sold, includes $9.9 million and $91.7 million, respectively, of non-Agency RMBS.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

(d) Other Investments

          Structured Transactions - Project Finance Loans

          The Company historically participated in structured transactions in project finance related areas under which the Company provided a cash loan supporting project finance transactions. These transactions are accounted for in accordance with guidance governing accounting by certain entities (including entities with trade receivables) that lend to or finance the activities of others under which the loans are considered held for investment as the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff. Accordingly, these funded loan participations are reported in the balance sheet at outstanding principal adjusted for any allowance for loan losses as considered necessary by management.

          The following table shows a summary of the structured project finance loans:

Project Finance Loans (U.S. dollars in thousands)	March 31, 2012	December 31, 2011

Aggregate loan value	$39,786	$49,650
Aggregate loan net carrying value	$33,886	$40,483

Opening allowance for loan losses	$(9,167)	$(9,167)
Amounts charged off during the period	3,267	-

Closing allowance for loan losses	$(5,900)	$(9,167)

Number of individual loan participations	5	6
Number of individual loan participations relating to the allowance for loan losses	2	2
Weighted average contractual term to maturity	1.41 years	2.12 years
Weighted average credit rating	BB	BB-
Range of individual credit ratings	BB+ to B+	BB+ to CCC

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

          During the three months ended March 31, 2012 and year ended December 31, 2011, management conducted separate reviews of each loan participation and determined loss allowance estimates, as shown in the table above, using a recovery value concept. Management considers recovery value to be the percentage of all future contractual interest and principal that the Company expects to receive from the borrower through any combination of regular debt service, other payments, salvage and recovery. The allowances for loan losses are made when it is probable that a loss will be incurred based upon current information received from the borrower.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Derivative Instruments

          The Company enters into derivative instruments for both risk management and investment purposes. The Company is exposed to potential loss from various market risks, and manages its market risks based on guidelines established by management and the Risk and Finance Committee of the Board of Directors of XL Group plc. The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value, with the changes in fair value of derivatives shown in the consolidated statement of income as “net realized and unrealized gains and losses on derivative instruments” unless the derivatives are designated as hedging instruments. The accounting for derivatives that are designated as hedging instruments is described in Item 8, Note 2(h), “Significant Accounting Policies – Derivative Instruments,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

          The following table summarizes information on the location and gross amounts of derivative fair values contained in the consolidated balance sheet at March 31, 2012 and December 31, 2011:

	March 31, 2012				December 31, 2011

(U.S. dollars in thousands, except ratios)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)

Derivatives designed as hedging instruments:
Interest rate contracts (2)	$156,271	$106,941	$-	$-	$156,271	$109,761	$-	$-
Foreign exchange contracts	971,816	5,830	1,798,665	(21,415)	2,033,428	25,387	457,892	(4,518)

Total derivatives designed as hedging instruments	$1,128,087	$112,771	$1,798,665	(21,415)	$2,189,699	$135,148	$457,892	(4,518)

Derivatives not designed as hedging instruments:
Investment Related Derivatives:
Interest rate exposure	$92,377	$2,311	$8,886	$(26)	$70,978	$1,946	$55,033	$(43)
Foreign exchange exposure	78,100	384	131,658	(2,137)	232,422	3,759	384,592	(11,737)
Credit exposure	113,750	1,745	486,513	(14,839)	172,500	5,271	449,513	(13,986)
Financial market exposure	49,088	1,392	13,880	-	23,874	615	14,321	-
Financial Operations Derivatives: (3)
Credit exposure (2)	-	-	82,146	(10,288)	-	-	81,678	(10,288)
Other Non-Investment Derivatives:
Guaranteed minimum income benefit contract	-	-	70,352	(20,475)	-	-	78,777	(22,490)
Modified coinsurance funds withheld contract	76,890	-	-	-	77,200	-	-	-

Total derivatives not designed as hedging instruments	$410,205	$5,832	$793,435	$(47,765)	$576,974	$11,591	$1,063,914	$(58,544)

(1)	Derivative instruments in an asset or liability position are included within Other assets or Other liabilities, respectively, in the balance sheet.
(2)

At March 31, 2012 and December 31, 2011, the Company held net cash collateral related to these derivative positions of $77.5 million and $77.1 million, respectively. The collateral balance is included within Cash and cash equivalents and the corresponding liability to return the collateral has been offset against the derivative asset within the balance sheet as appropriate under the netting agreement.

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

          At March 31, 2012 and 2011, a portion of the Company’s liabilities are hedged against changes in the applicable designated benchmark interest rate. Interest rate swaps are also used to hedge the changes in fair value of certain fixed rate liabilities and fixed income securities due to changes in the designated benchmark interest rate. In addition, the Company utilizes foreign exchange contracts to hedge the fair value of certain fixed income securities as well as to hedge certain net investments in foreign operations.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Derivative Instruments (Continued)

(a) Derivative Instruments Designated as Fair Value Hedges (Continued)

          The following table provides the total impact on earnings relating to derivative instruments formally designated as fair value hedges along with the impacts of the related hedged items for the three month periods ended March 31, 2012 and 2011:

	Hedged Items - Amount of Gain/(Loss) Recognized in Income Attributable to Risk

Derivatives Designated as Fair Value Hedges: Three Months Ended March 31, 2012 (U.S. dollars in thousands)	Gain/(Loss) Recognized in Income on Derivative	Deposit Liabilities	Fixed Maturity Investments	Ineffective Portion of Hedging Relationship - Gain/(Loss)

Interest rate exposure	$(5,457)
Foreign exchange exposure	(15,100)

Total	$(20,557)	$3,607	$14,511	$(2,439)

Three Months Ended March 31, 2011 (U.S. dollars in thousands)
Interest rate exposure	$(874)
Foreign exchange exposure	(20,425)

Total	$(21,299)	$2,381	$20,139	$1,221

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

          The periodic coupon settlements also resulted in decreases to Interest expense of $2.4 million and $2.5 million for the three months ended March 31, 2012 and 2011, respectively.

Settlement of Fair Value Hedges

          During the year ended December 31, 2010, the Company settled the interest rate contracts designated as fair value hedges of certain of the Company’s notes payable and debt and also settled three interest rate contracts designated as fair value hedges of certain of the Company’s deposit liability contracts. The cumulative increase recorded to the carrying value of the hedged notes payable and debt, and the deposit liability contracts, representing the effective portion of the hedging relationship, is amortized through interest expense over the remaining terms of the debt and deposit liability contracts. A summary of the fair value hedges that were settled in 2010 and their results during the three months ended March 31, 2012 and 2011, including the gains on settlements, is shown below:

Settlement of Fair Value Hedges - Summary	Fair Value Hedges - Notes Payable and Debt Three Months Ended March 31,		Fair Value Hedges - Deposit Liabilities Three Months Ended March 31,

(U.S. dollars in thousands, except years)	2012	2011	2012	2011

Cumulative reduction to interest expense	$12,019	$5,690	$11,070	$3,780
Remaining balance	$9,605	$15,933	$138,415	$145,705
Weighted average years remaining to maturity	2.5	3.1	33.0	35.7

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Derivative Instruments (Continued)

(b) Derivative Instruments Designated as Hedges of the Net Investment in a Foreign Operation

          The Company utilizes foreign exchange contracts to hedge the fair value of certain net investments in foreign operations. During the three months ended March 31, 2012 and 2011, the Company entered into foreign exchange contracts that were formally designated as hedges of investments in foreign subsidiaries, the majority of which have functional currencies of either U.K. sterling or the Euro. There was no ineffectiveness in these transactions.

          The following table provides the weighted average U.S. dollar equivalent of foreign denominated net assets that were hedged and the resultant gain (loss) that was recorded in the cumulative translation adjustment account within AOCI for the three months ended March 31, 2012 and 2011.

Derivative Instruments Designated as Hedges of the Net Investment in a Foreign Operation - Summary	Three Months Ended March 31,

(U.S. dollars in thousands)	2012	2011

Weighted average of U.S. dollar equivalent of foreign denominated net assets	$1,893,401	$1,429,874
Derivative gains (losses) (1)	$(37,872)	$(41,409)

(1)

Derivative gains (losses) from derivative instruments designated as hedges of the net investment in a foreign operation are recorded in the cumulative translation adjustment account within AOCI for each period.

(c) Derivative Instruments Not Formally Designated As Hedging Instruments

          The following table provides the total impact on earnings relating to derivative instruments not formally designated as hedging instruments under authoritative accounting guidance and from the ineffective portion of fair value hedges. The impacts are all recorded through Net realized and unrealized gains (losses) on derivatives in the income statement for the three months ended March 31, 2012 and 2011:

Net Realized and Unrealized Gains (Losses) on Derivative Instruments	Three Months Ended March 31,

(U.S. dollars in thousands)	2012	2011

Investment Related Derivatives:
Interest rate exposure	$700	$168
Foreign exchange exposure	(354)	6,437
Credit exposure	(3,699)	(1,253)
Financial market exposure	3,944	1,156
Financial Operations Derivatives:
Credit exposure	143	182
Other Non-Investment Derivatives:
Contingent credit facility	-	(2,030)
Guaranteed minimum income benefit contract	2,015	2,309
Modified coinsurance funds withheld contract	392	(4,623)

Total derivatives not designated as hedging instruments	$3,141	$2,346
Amount of gain (loss) recognized in income from ineffective portion of fair value hedges	(2,439)	1,221

Net realized and unrealized gains (losses) on derivative instruments	$702	$3,567

          The Company’s objectives in using these derivatives are explained below.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Derivative Instruments (Continued)

(d)(i) Investment Related Derivatives

          The Company, either directly or through its investment managers, may use derivative instruments within its investment portfolio, including interest rate swaps, inflation swaps, credit derivatives (single name and index credit default swaps), options, forward contracts and financial futures (foreign exchange, bond and stock index futures), primarily as a means of economically hedging exposures to interest rate, credit spread, equity price changes and foreign currency risk or, in limited instances, for investment purposes. The Company is exposed to credit risk in the event of non-performance by the counterparties under any swap contracts, although the Company generally seeks to use credit support arrangements with counterparties to help manage this risk.

          Investment Related Derivatives – Interest Rate Exposure

          The Company utilizes risk management and overlay strategies that incorporate the use of derivative financial instruments, primarily to manage its fixed income portfolio duration and exposure to interest rate risks associated with primarily those assets and liabilities related to certain legacy other financial lines and structured indemnity transactions. The Company uses interest rate swaps to convert certain liabilities from a fixed rate to a variable rate of interest and may also use them to convert a variable rate of interest from one basis to another.

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

(d)(ii) Financial Operations Derivatives – Credit Exposure

          At March 31, 2012 and December 31, 2011, the Company held two credit derivative exposures which were written as part of the Company’s previous financial lines business and are outside of the Company’s investment portfolio: one that provides credit protection on the senior tranches of a structured finance transaction; the other is a European project finance loan participation. An aggregate summary of these credit derivative exposures at March 31, 2012 and December 31, 2011 is as follows:

Financial Operations Derivatives - Credit Exposure Summary: (U.S. dollars in thousands, except term to maturity)	March 31, 2012	December 31, 2011

Principal outstanding	$78,763	$78,425
Interest outstanding	3,383	3,253

Aggregate outstanding exposure	$82,146	$81,678

Total liability recorded	$10,288	$10,288
Weighted average contractual term to maturity	4.5 years	5.0 years
Underlying obligations credit rating	BB	BB

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Derivative Instruments (Continued)

(d)(ii) Financial Operations Derivatives – Credit Exposure (Continued)

          The credit protection related to the structured finance transaction is a credit default swap that was executed in 2000. The underlying collateral is predominantly securitized pools of leveraged loans and bonds. The transaction is in compliance with most of the coverage tests except the mezzanine overcollateralization test. As a result, both interest and principal proceeds are currently redirected to amortize the most senior notes, which reduces the Company’s exposure sooner than originally anticipated. In 2011, the Company’s exposure to this transaction was reduced by $147.8 million mainly due to principal pay downs. Management continues to monitor the underlying performance. The European project finance loan participation benefits from an 80% deficiency guarantee from the German state and federal governments.

          At March 31, 2012 and December 31, 2011, there were no reported events of default on these obligations. Credit derivatives are recorded at fair value, which is determined using models developed by the Company and is dependent upon a number of factors, including changes in interest rates, future default rates, credit spreads, changes in credit quality, future expected recovery rates and other market factors. The change resulting from movements in credit and credit quality spreads is unrealized as the credit derivatives are not traded to realize this resultant value.

(d)(iii) Other Non-Investment Derivatives

          The Company also has derivatives embedded in certain reinsurance contracts. For a particular life reinsurance contract, the Company pays the ceding company a fixed amount equal to the estimated present value of the excess of guaranteed benefit over the account balance upon the policyholder’s election to take the income benefit. The fair value of this derivative is determined based on the present value of expected cash flows. In addition, the Company has modified coinsurance and funds withheld reinsurance agreements that provide for a return based on a portfolio of fixed income securities. As such, the agreements contain embedded derivatives. The embedded derivative is bifurcated from the funds withheld balance and recorded at fair value with changes in fair value recognized in earnings through Net realized and unrealized gains and losses on derivative instruments.

(e) Contingent Credit Features

          Certain derivatives agreements entered into by the Company or its subsidiaries contain rating downgrade provisions that permit early termination of the agreement by the counterparty if collateral is not posted following failure to maintain certain credit ratings from one or more of the principal credit rating agencies. If the Company were required to early terminate such agreements due to a rating downgrade, it could potentially be in a net liability position at time of settlement. The aggregate fair value of all derivatives agreements containing such rating downgrade provisions that were in a liability position and the collateral posted under any of these agreements as of March 31, 2012 and December 31, 2011 were as follows:

Contingent Credit Features - Summary:	March 31, 2012	December 31, 2011

(U.S. dollars in thousands)
Aggregate fair value of derivative agreements with downgrade provisions in a net liability position	$15,763	$15,763
Collateral posted to counterparty	$512	$809

7. Share Capital

(a) Authorized and Issued

          Ordinary Share Buybacks

          On February 27, 2012, the Company announced that its Board of Directors approved a share buyback program, authorizing the Company to purchase up to $750 million of its ordinary shares. This authorization replaced the approximately $190 million remaining under the share buyback program that was authorized in November 2010 as described in further detail in Item 8, Note 18, “Share Capital,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. During the three months ended March 31, 2012, the Company purchased and canceled 4.7 million ordinary shares under the new program for $100.0 million. All share buybacks were carried out by way of redemption in accordance with Irish law and the Company’s constitutional documents. All shares so redeemed were canceled upon redemption. At March 31, 2012, $650.0 million remained available for purchase under the new program.

(b) Stock Plans

          The Company’s performance incentive programs provide for grants of stock options, restricted stock, restricted stock units and performance units and stock appreciation rights. Share based compensation granted by the Company generally contains a vesting period of three or four years, and certain awards also contain performance conditions. The Company records compensation expense related to each award over its vesting period incorporating the best estimate of the expected outcome of performance conditions where applicable. Compensation expense is generally recorded on a straight line basis over the vesting period of an award. See Item 8, Note 18, “Share Capital,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for further information on the Company’s performance incentive programs and associated accounting.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Share Capital (Continued)

(b) Stock Plans (Continued)

          On February 28, 2012, the Company granted approximately 1.2 million stock options with a weighted-average grant date fair value of $7.62 per option. The fair value of the options issued was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

Dividend yield	1.90%
Risk free interest rate	1.16%
Volatility	46.0%
Expected lives	6.0	years

          On February 28, 2012, the Company granted approximately 0.3 million restricted stock awards to certain employees of the Company and its subsidiaries with an aggregate grant date fair value of approximately $5.3 million. The award recipients generally have the rights and privileges of a shareholder as to the restricted stock, including the right to receive dividends and the right to vote such restricted stock. The recipients are not entitled to receive delivery of a stock certificate prior to vesting nor may any restricted stock be sold, transferred, pledged, or otherwise disposed of prior to the satisfaction of all vesting requirements.

          In February 2012, the Company granted approximately 1.3 million restricted stock units to certain employees of the Company and its subsidiaries with an aggregate grant date fair value of approximately $25.9 million. Each restricted stock unit represents the Company’s obligation to deliver to the holder one ordinary share upon satisfaction of the three year vesting term. Restricted stock units are granted at the closing market price on the day of grant and entitle the holder to receive dividends declared and paid in the form of additional ordinary shares contingent upon vesting.

          On February 28, 2012, the Company granted approximately 1.5 million performance units (representing a potential maximum share payout of approximately 3.0 million ordinary shares) to certain employees with an aggregate grant date fair value of approximately $29.0 million. The performance units vest after three years, subject to the achievement of stated performance metrics, and entitle the holder to ordinary shares of the Company stock. There are no dividend rights associated with the performance units. Each grant of performance units has a target number of shares, with final payouts ranging from 0% to 200% of the grant amount depending upon a combination of corporate and business segment performance along with each employee’s continued service through the vest date. Performance targets are based on relative and absolute financial performance metrics.

8. Notes Payable and Debt and Financing Arrangements

(a) Notes Payable and Debt

          All outstanding debt of the Company at March 31, 2012 and December 31, 2011 was issued by XLIT Ltd. (“XL-Cayman”) except for the $600 million par value 6.5% Guaranteed Senior Notes (the “XLCFE Notes”), which were issued by XL Capital Finance (Europe) plc (“XLCFE”) and were repaid at maturity on January 15, 2012. Both XL-Cayman and XLCFE are wholly-owned subsidiaries of XL Group plc. The XLCFE Notes were fully and unconditionally guaranteed by XL Company Switzerland GmbH. The Company’s ability to obtain funds from its subsidiaries to satisfy any of its obligations under guarantees is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the Company operates, including, among others, Bermuda, the United States, Ireland, Switzerland and the U.K. Aggregated required statutory capital and surplus for the principal operating subsidiaries of the Company was $6.7 billion at December 31, 2011.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Notes Payable and Debt and Financing Arrangements (Continued)

(b) Letter of Credit Facilities and Other Sources of Collateral

          The Company has several letter of credit facilities provided on a syndicated and bilateral basis from commercial banks. These facilities are utilized primarily to support non-admitted insurance and reinsurance operations in the U.S. and capital requirements at Lloyd’s. The Company’s letter of credit facilities and revolving credit facilities at March 31, 2012 and December 31, 2011 were as follows:

Letter of Credit Summary:	March 31, 2012 (1)	December 31, 2011 (1)

(U.S. dollars in thousands except percentages)
Revolving credit facility (2)	$1,000,000	$1,000,000
Available letter of credit facilities - commitments (3)	$4,000,000	$4,000,000
Available letter of credit facilities - in use	$1,774,251	$1,871,192
Collateralized by certain of the Company’s investment portfolio	93.4%	93.8%

(1)	At March 31, 2012 and December 31, 2011 there were five available letter of credit facilities.
(2)	At March 31, 2012 and December 31, 2011 the revolving credit facility was unutilized.
(3)

The Company has the option to increase the size of the March 2011 Credit Agreement by an additional $500 million and the size of the facilities under the December 2011 Credit Agreements by an additional $500 million across both such facilities.

9. Related Party Transactions

          At March 31, 2012, the Company owned minority stakes in three independent investment management companies (“Investment Manager Affiliates”) that are actively managing client capital and seeking growth opportunities. The Company seeks to develop relationships with specialty investment management organizations, generally acquiring an equity interest in the business. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates and through these funds and partnerships pays management and performance fees to the Company’s Investment Manager Affiliates.

          In the normal course of business, the Company enters into certain quota share reinsurance contracts with a subsidiary of one of its other strategic affiliates, ARX Holding Corporation. During the three months ended March 31, 2012 and 2011, these contracts resulted in reported net premiums written, net reported claims and reported acquisition costs as summarized below. Management believes that these transactions are conducted at market rates consistent with negotiated arms-length contracts.

ARX Holding Corporation:	March 31, 2012	March 31, 2011

(U.S. dollars in thousands)
Reported net premiums written	$15,647	$14,059
Net losses incurred	$7,961	$7,691
Reported acquisition costs	$6,477	$5,849

10. Variable Interest Entities

          At times, the Company has utilized variable interest entities (“VIEs”) both indirectly and directly in the ordinary course of the Company’s business.

          The Company invests in CDOs, and other investment vehicles that are issued through VIEs as part of the Company’s investment portfolio. The activities of these VIEs are generally limited to holding the underlying collateral used to service investments therein. The Company’s involvement in these entities is passive in nature and we are not the arranger of these entities. In addition, the Company has not been involved in establishing these entities and is not the primary beneficiary of these VIEs as contemplated in current authoritative accounting guidance.

          The Company has a limited number of remaining outstanding credit enhancement exposures, including written financial guarantee and credit default swap contracts. The obligations related to these transactions are often securitized through VIEs. The Company is not the primary beneficiary of these VIEs as contemplated in current authoritative accounting guidance on the basis that management does not believe that the Company has the power to direct the activities, such as asset selection and collateral management, which most significantly impact each entity’s economic performance. For further details on the nature of the obligations and the size of the Company’s maximum exposure, see Note 6, “Derivative Instruments,” and Note 12 (a), “Commitments and Contingencies – Financial Guarantee Exposures.”

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Computation of Earnings Per Ordinary Share and Ordinary Share Equivalents

Basic earnings per ordinary share & ordinary share equivalents outstanding:	March 31, 2012	March 31, 2011

(U.S. dollars in thousands, except per share amounts)
Net income (loss) attributable to ordinary shareholders	$176,628	$(227,284)
Weighted average ordinary shares outstanding	315,120	311,478

Basic earnings per ordinary share & ordinary share equivalents outstanding	$0.56	$(0.73)

Diluted earnings per ordinary share & ordinary share equivalents outstanding:
Weighted average ordinary shares outstanding - basic	315,120	311,478
Impact of share based compensation and certain conversion features	2,519	-

Weighted average ordinary shares outstanding - diluted	317,639	311,478

Diluted earnings per ordinary share & ordinary share equivalents outstanding	$0.56	$(0.73)

Dividends per ordinary share	$0.11	$0.11

          For the three months ended March 31, 2012 and 2011, ordinary shares available for issuance under share based compensation plans of 9.6 million and 18.2 million, respectively, were not included in the calculation of diluted earnings per share because the assumed exercise or issuance of such shares would be anti-dilutive.

          In addition, for the three months ended March 31, 2011, 30.5 million ordinary shares available for issuance under the purchase contracts associated with the 10.75% Equity Security Units (the “10.75% Units”) were not included in the calculation of diluted earnings per share because the assumed issuance of such shares would be anti-dilutive. For further information on the 10.75% Units see Item 8, Note 13, “Notes Payable and Debt Financing Arrangements,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

12. Commitments and Contingencies

(a) Financial Guarantee Exposures

Financial Guarantee Summary Table (U.S. dollars in thousands except number of contracts and term to maturity)	March 31, 2012	December 31, 2011

Opening number of financial guarantee contracts	4	37
Number of financial guarantee contracts matured, prepaid or commuted during the period	-	(33)

Closing number of financial guarantee contracts	4	4

Principal outstanding	$115,464	$115,464
Interest outstanding	$-	$-

Aggregate exposure outstanding	$115,464	$115,464

Total gross claim liability recorded	$1,399	$1,399
Total unearned premiums and fees recorded	$389	$425
Weighted average contractual term to maturity	26.2 years	26.7 years

          The Company’s outstanding financial guarantee contracts at March 31, 2012 provide credit support for a variety of collateral types with the exposures comprised of (i) a $108.3 million notional financial guarantee on three notes backed by zero coupon bonds and bank perpetual securities, including some issued by European financials; and (ii) a $7.2 million notional financial guarantee relating to future scheduled repayments on a government-subsidized housing project. At March 31, 2012, there were no reported events of default on these obligations.

          Surveillance procedures to track and monitor credit deteriorations in the insured financial obligations are performed by the primary obligors for each transaction on the Company’s behalf. Information regarding the performance status and updated exposure values is provided to the Company on a quarterly basis and evaluated by management in recording claims reserves.

(b) Claims and Other Litigation

          The Company and its subsidiaries are subject to litigation and arbitration in the normal course of business. These lawsuits and arbitrations principally involve claims on policies of insurance and contracts of reinsurance and are typical for the Company and for the property and casualty insurance and reinsurance industry in general. Such legal proceedings are considered in connection with the Company’s loss and loss expense reserves. Reserves in varying amounts may or may not be established in respect of particular claims proceedings based on many factors, including the legal merits thereof. In addition to litigation relating to insurance and reinsurance claims, the Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance or reinsurance policies. This category of business litigation typically involves, among other things, allegations of underwriting errors or misconduct, employment claims, regulatory activity, shareholder disputes or disputes arising from business ventures. The status of these legal actions is actively monitored by management.

          Legal actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material effect on the Company’s financial position or liquidity at March 31, 2012.

          If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions or claims, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company’s assessment at March 31, 2012, no such disclosures are considered necessary.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          On July 1, 2010, XL Group plc, an Irish public limited company (“XL-Ireland”), and XL Group Ltd. (now known as XLIT Ltd.), a Cayman Islands exempted company (“XL-Cayman”), completed a redomestication transaction in which all of the ordinary shares of XL-Cayman were exchanged for all of the ordinary shares of XL-Ireland (the “Redomestication”). As a result, XL-Cayman became a wholly owned subsidiary of XL-Ireland. Prior to July 1, 2010, unless the context otherwise indicates, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to the “Company” are to XL-Cayman and its consolidated subsidiaries. On and subsequent to July 1, 2010, unless the context otherwise indicates, references herein to the “Company” are to XL-Ireland and its consolidated subsidiaries.

          The following is a discussion of the Company’s financial condition and liquidity and results of operations. Certain aspects of the Company’s business have loss experience characterized as low frequency and high severity. This may result in volatility in both the Company’s and an individual segment’s results of operations and financial condition.

          This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements which involve inherent risks and uncertainties. Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward-looking statements. These statements are based upon current plans, estimates and expectations. Actual results may differ materially from those projected in such forward-looking statements, and therefore undue reliance should not be placed on them. See “Cautionary Note Regarding Forward-Looking Statements” for a list of additional factors that could cause actual results to differ materially from those contained in any forward-looking statement, as well as Item 1, “Risk Factors,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

          This discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements and Notes thereto, presented under Item 7 and Item 8, respectively, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

EXECUTIVE OVERVIEW

          See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. That discussion is updated with the disclosures set forth below.

RESULTS OF OPERATIONS AND KEY FINANCIAL MEASURES

Results of Operations

          The following table presents an analysis of the Company’s net income available to ordinary shareholders and other financial measures (described below) for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(U.S. dollars in thousands, except share and per share amounts)	2012	2011

Net income (loss) attributable to ordinary shareholders	$176,628	$(227,284)
Earnings (loss) per ordinary share – basic	$0.56	$(0.73)
Earnings (loss) per ordinary share – diluted	$0.56	$(0.73)
Weighted average number of ordinary shares and ordinary share equivalents – basic	315,120	311,478
Weighted average number of ordinary shares and ordinary share equivalents – diluted	317,639	311,478

Key Financial Measures

          The following are some of the financial measures management considers important in evaluating the Company’s operating performance in the Company’s P&C operations:

	Three Months Ended March 31,

(U.S. dollars in thousands, except ratios)	2012	2011

Underwriting profit (loss) - P&C operations	$63,240	$(328,064)
Combined ratio - P&C operations	95.3%	125.8%
Net investment income - P&C operations (1)	$190,216	$203,287
Annualized return on average ordinary shareholders’ equity (2)	7.4%	(9.6)%

(U.S. dollars)	March 31, 2012	December 31, 2011

Book value per ordinary share (3)	$31.14	$29.81
Fully diluted book value per ordinary share (4)	$30.88	$29.59

(1)	Net investment income relating to P&C operations includes the net investment income related to the net results from structured products.
(2)

Annualized return on average ordinary shareholders’ equity (“ROE”) is a non-GAAP financial measure and is calculated by dividing the net income (loss) for the year by the average of the opening and closing ordinary shareholders’ equity. See “Annualized Return on Ordinary Shareholders’ Equity Calculation” herein for a reconciliation of ROE to average ordinary shareholders’ equity.

(3)

Book value per ordinary share, a non-GAAP financial measure, is calculated by dividing ordinary shareholders’ equity (total shareholders’ equity less non-controlling interest in equity of consolidated subsidiaries) by the number of outstanding ordinary shares at any period end. Book value per ordinary share is affected primarily by the Company’s net income (loss), by any changes in the net unrealized gains and losses on its investment portfolio, currency translation adjustments and also the impact of any share buyback or issuance activity. Ordinary shareholders’ equity was $9.7 billion and $9.4 billion and the number of ordinary shares outstanding was 311.7 million and 315.6 million at March 31, 2012 and December 31, 2011, respectively. Ordinary shares outstanding include all ordinary shares legally issued and outstanding (as disclosed on the face of the balance sheet) as well as all director share units outstanding.

(4)

Fully diluted book value per ordinary share, a non-GAAP financial measure, represents book value per ordinary share combined with the dilutive impact of potential future share issuances at period end. The Company believes that book value per share and fully diluted book value per ordinary share are financial measures important to investors and other interested parties. However, these measures may not be comparable to similarly titled measures used by companies either outside or inside of the insurance industry.

          Underwriting profit – property and casualty (“P&C”) operations

          One way that the Company evaluates the performance of its insurance and reinsurance operations is by underwriting profit or loss. The Company does not measure performance based on the amount of gross premiums written. Underwriting profit or loss is calculated from premiums earned less net losses incurred and expenses related to underwriting activities. The Company’s underwriting profit for the three months ended March 31, 2012 was consistent with the combined ratio discussed below.

          Combined ratio – P&C operations

          The combined ratio for P&C operations is used by the Company and many other insurance and reinsurance companies as another measure of underwriting profitability. The combined ratio is calculated from the net losses incurred and underwriting expenses as a ratio of the net premiums earned for the Company’s insurance and reinsurance operations. A combined ratio of less than 100% indicates an underwriting profit and greater than 100% reflects an underwriting loss. The Company’s combined ratio for the three months ended March 31, 2012 is lower than the same period in the previous year, as a result of a decrease in the loss and loss expense ratio partially offset by an increase in the underwriting expense ratio. The loss and loss expense ratio has decreased as a result of lower levels of catastrophe losses and other large loss events in both the insurance and reinsurance segments for the three months ended March 31, 2012 as compared to the same period of 2011. The increased underwriting expense ratio is reflective of the additional costs incurred from strategic initiatives and compensation costs.

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

          Book value per ordinary share

          Management also views the change in the Company’s book value per ordinary share as an additional measure of the Company’s performance. Book value per ordinary share, a non-GAAP financial measure, is calculated by dividing ordinary shareholders’ equity (total shareholders’ equity less non-controlling interest in equity of consolidated subsidiaries) by the number of outstanding ordinary shares at any period end. Book value per ordinary share is affected primarily by the Company’s net income (loss), by any changes in the net unrealized gains and losses on its investment portfolio, currency translation adjustments and also the impact of any share buyback or issuance activity. Ordinary shareholders’ equity was $9.7 billion and $9.4 billion and the number of ordinary shares outstanding was 311.7 million and 315.6 million at March 31, 2012 and December 31, 2011, respectively. Ordinary shares outstanding include all ordinary shares legally issued and outstanding (as disclosed on the face of the balance sheet) as well as all director share units outstanding.

          Book value per ordinary share increased by $1.33 in the three months ended March 31, 2012 due to the net income in the quarter, an increase in net unrealized gains on investments and the benefit of share buyback activity. In the three months ended March 31, 2011, book value per share decreased by $0.42 due to the net loss in that period partially offset by the benefit of share buyback activity.

          Fully diluted book value per ordinary share, a non-GAAP financial measure, represents book value per ordinary share combined with the dilutive impact of potential future share issuances at period end. In the three months ended March 31, 2012, fully diluted book value per ordinary share increased by $1.29 as a result of the factors contributing to the increase in book value per share noted above. In the three months ended March 31, 2011, fully diluted book value per share decreased by $0.75 as a result of the net loss in that period, combined with an increase in the dilutive impact of our equity units partially offset by the benefit of share buyback activity.

          Annualized return on average ordinary shareholders’ equity (“ROE”)

          ROE is another non-GAAP financial measure that management considers important in evaluating the Company’s operating performance. ROE is calculated by dividing the net income attributable to ordinary shareholders for any period by the average of the opening and closing ordinary shareholders’ equity. The Company establishes minimum target ROEs for its total operations, segments and lines of business. If the Company’s minimum ROE targets over the longer term are not met with respect to any line of business, the Company seeks to modify and/or exit this line. In addition, among other factors, the Company’s compensation of its senior officers is dependent on the achievement of the Company’s performance goals to enhance ordinary shareholder value as measured by ROE (adjusted for certain items considered to be “non-operating” in nature). For the three months ended March 31, 2012, annualized ROE was 7.4%, 17.0 percentage points higher than the same period in the prior year when it was negative. This is due to the loss in the three months ended March 31, 2011, due primarily to catastrophe losses in that period. See “Annualized Return on Ordinary Shareholders’ Equity Calculation” herein for the calculation of annualized ROE to average ordinary shareholders’ equity.

SIGNIFICANT ITEMS AFFECTING THE RESULTS OF OPERATIONS

          The Company’s net income and other financial measures as shown above for the three months ended March 31, 2012 have been affected by, among other things, the following significant items:

1)	The impact of significant large loss events;

2)	Market movement impacts on the Company’s investment portfolio; and

3)	Continuing competitive factors impacting the underwriting environment.

1) The impact of significant large loss events

          The Company had a P&C underwriting profit of $63.2 million for the three months ended March 31, 2012 compared to a P&C underwriting loss of $328.1 million for the same period of 2011. The increase in underwriting profit in the three months ended March 31, 2012 was primarily due to lower levels of natural catastrophe losses and lower non-natural catastrophe large loss activity in energy, property and marine business units as explained further below.

          Natural Catastrophe Losses

          For the three months ended March 31, 2012, natural catastrophe losses net of reinsurance recoveries and including reinstatement premiums were $20.0 million, compared to $387.4 million in the same period of 2011. Natural catastrophe losses in the first quarter of 2011 included the March 11, 2011 earthquake and tsunami in Japan, the earthquake that struck Christchurch, New Zealand on February 22, 2011 and the 2011 flooding events in Australia.

          Large Loss Events

           The three months ended March 31, 2012 and 2011 were both impacted by significant losses from large non-natural catastrophe loss events in both the Insurance and Reinsurance segments. In 2012, the impact was largely related to a single large marine loss. Management’s preliminary loss estimates for large marine loss activity in the three months ended March 31, 2012, net of reinsurance and reinstatement premiums, were $45.3 million, of which $24.3 million was attributable to the Insurance segment and $21.0 million to the Reinsurance segment. In the three months ended March 31, 2011 the large loss activity relates to several losses in the International Property and Casualty (“IPC”) and North America Property and Casualty (“NAPC”) energy and property Insurance units and a large international marine loss.

          See “Income Statement Analysis,” herein for further information regarding these large loss events within each of the Company’s operating segments.

2) Market movement impacts on the Company’s investment portfolio

          During the three months ended March 31, 2012, credit spreads tightened, partially offset by increasing interest rates. The net impact of the market conditions on the Company’s investment portfolio for the three months was favorable and resulted in an increase in net unrealized gains on available for sale investments as compared to December 31, 2011 of $229 million. This represents approximately a 0.8% appreciation in average assets for the three months ended March 31, 2012.

          The following table provides further detail regarding the movements in relevant credit markets, as well as in government interest rates using selected market indices:

	Interest Rate Movement for the three months ended March 31, 2012 (1) (‘+’/‘-’ represents increases / decreases in interest rates)	Credit Spread Movement for the three months ended March 31, 2012 (2) (‘+’/‘-’ represents widening / tightening of credit spreads)

United States	+21 basis points (5 year Treasury)	-73 basis points (US Corporate A rated)
-65 basis points (US Mortgage Master Index)
-64 basis points (US CMBS, AAA rated)
United Kingdom	+23 basis points (10 year Gilt)	-31 basis points (UK Corporate, AA rated)
Euro-zone	+4 basis points (5 year Bund)	-104 basis points (Europe Corporate, A rated)

(1)	Source: Bloomberg Finance L.P.
(2)	Source: Merrill Lynch Global Indices.

          Net realized gains on investments in the three months ended March 31, 2012 totaled $20.8 million, including net realized losses of approximately $21.0 million related to the impairment of certain of the Company’s fixed income investments, where the Company determined that there was an other-than-temporary decline in the value of those investments related to credit. For further analysis of this, see “Results of Operations” below.

3) Continuing competitive factors impacting the underwriting environment

          Insurance

          The trading environment for the core lines of insurance business written by the Company remains competitive, although the signs of improvements that started during the second half of 2011 have continued through the first quarter of 2012. Gross premiums written in the Insurance segment increased in the three months ended March 31, 2012 as compared to the same period in 2011 by 9.3% and net premiums earned increased by 6.6%. This increase was driven primarily by new business in International casualty, North America construction, surety and surplus lines, and strong retentions and new business in the U.S. D&O book. Rate improvement also contributed to this growth as the Insurance segment achieved positive pricing in all four of its business groups, despite the continued competitive market conditions. Overall rate increases for the Insurance segment were in the 1-2% range in the first quarter compared to the same period of 2011. The U.S. D&O and International casualty markets remain the most competitive, although rates are beginning to show some signs of improvement.

          Reinsurance

          The Reinsurance segment’s gross premiums written increased by 11.8% in the three months ended March 31, 2012 as compared to the same period in 2011. The premium growth was predominantly from the International business group, attributable to casualty lines through new writings of U.K. motor business; increased property catastrophe shares in Continental Europe; and new business and increased shares in Asia Pacific property proportional lines of business. April 1 renewals, which are most significant in the Reinsurance segment’s Asia Pacific region, were influenced by market reactions to the natural catastrophes in the region last year. These renewals experienced significant rate improvement as well as reductions in event limits and ceding commissions in short-tail lines. As noted above, the pricing environment on the primary side remains competitive but certain sectors of the U.S. Casualty market, particularly excess liability and errors and omissions, experienced positive pricing momentum.

          There can be no assurance, however, that such (re)insurance rate conditions or growth opportunities will be sustained or further materialize, or lead to improvements in our books of business. See “Cautionary Note Regarding Forward-Looking Statements.” The Company continues its disciplined underwriting approach to grow on a very selective basis and exit lines where margins are unacceptable.

OTHER KEY FOCUSES OF MANAGEMENT

          The Company remains focused on, among other things, managing its capital and enhancing its enterprise risk management capabilities. Details of these and other initiatives are outlined below.

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

          Buybacks of Ordinary Shares

          On February 27, 2012, the Company announced that its Board of Directors approved a share buyback program, authorizing the Company to purchase up to $750 million of its ordinary shares. This authorization replaced the approximately $190 million remaining under the share buyback program that was authorized in November 2010, as described in further detail in Item 8, Note 18, “Share Capital,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. During the three months ended March 31, 2012, the Company purchased and canceled 4.7 million ordinary shares under the new program for $100.0 million. All share buybacks were carried out by way of redemption in accordance with Irish law and the Company’s constitutional documents. All shares so redeemed were canceled upon redemption. At March 31, 2012, $650.0 million remained available for purchase under the new program.

          Repayment of the 6.5% Guaranteed Senior Notes due January 2012 (the “XLCFE Notes”)

          On January 15, 2012, the $600 million principal amount outstanding on the XLCFE Notes, which were issued by XL Capital Finance (Europe) plc (“XLCFE”), was repaid at maturity. For further detail see Item 1, Note 8, “Notes Payable and Debt Financing Arrangements,” to the Unaudited Consolidated Financial Statements included herein.

Risk Management

          The Company’s risk management and risk appetite framework is detailed in Item 1, “Business - Enterprise Risk Management,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The table below shows the Company’s estimated per event net 1% and 0.4% exceedance probability exposures for certain peak natural catastrophe peril regions. These estimates assume that amounts due from reinsurance and retrocession purchases are 100% collectible. There may be credit or other disputes associated with these potential receivables. Finally, the probable maximum losses in the table below were derived by application of a vendor model that was released during the first quarter of 2011 and, accordingly, could be more unreliable than the model that was used historically.

			1-in-100 Event		1-in-250 Event

(U.S. dollars in millions) Geographical Zone	Peril	Measurement Date of In-Force Exposures (1)	Probable Maximum Loss (2)	Percentage of Tangible Shareholders’ Equity at March 31, 2012	Probable Maximum Loss (2)	Percentage of Tangible Shareholders’ Equity at March 31, 2012

North America	Earthquake	January 1, 2012	$877	8.2%	$1,501	14.1%
North Atlantic	Windstorm	January 1, 2012	1,371	12.9%	1,815	17.0%
U.S.	Windstorm	January 1, 2012	1,358	12.8%	1,800	16.9%
Europe	Windstorm	January 1, 2012	529	5.0%	741	7.0%
Japan	Earthquake	January 1, 2012	284	2.7%	371	3.5%
Japan	Windstorm	January 1, 2012	148	1.4%	223	2.1%

(1)	Detailed analyses of aggregated in-force exposures and maximum loss levels are done periodically. The measurement dates represent the date of the last completed detailed analysis by geographical zone.
(2)

Probable maximum losses include secondary uncertainty which incorporates variability around the expected probable maximum loss for each event, does not represent the Company’s maximum potential exposures and are pre-tax.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

          See the discussion of the Company’s Critical Accounting Policies and Estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies and Estimates,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

VARIABLE INTEREST ENTITIES AND OTHER OFF-BALANCE SHEET ARRANGEMENTS

          For further information, see the discussion of the Company’s variable interest entities and other off-balance sheet arrangements in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Variable Interest Entities (“VIEs”) and Other Off-Balance Sheet Arrangements” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and Item 1, Note 10, “Variable Interest Entities,” to the Unaudited Consolidated Financial Statements included herein.

SEGMENTS

          The Company is organized into three operating segments: Insurance, Reinsurance and Life operations. The Company’s general investment and financing operations are reflected in Corporate.

          The Company evaluates the performance of both the Insurance and Reinsurance segments based on underwriting profit and the performance of the Life operations segment based on its contribution to net income. Other items of revenue and expenditure of the Company are not evaluated at the segment level for reporting purposes. In addition, the Company does not allocate investment assets by segment for its P&C operations. Investment assets related to the Company’s Life operations and certain structured products included in the Insurance and Reinsurance segments are held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from each of these segments. See Item 1, Note 4, “Segment Information,” to the Unaudited Consolidated Financial Statements included herein for a reconciliation of segment data to the Company’s Unaudited Consolidated Financial Statements.

INCOME STATEMENT ANALYSIS

Segment Results for the three months ended March 31, 2012 compared to the three months ended March 31, 2011

Insurance

          The Company’s Insurance segment provides commercial property, casualty and specialty insurance products on a global basis. Products generally provide tailored coverages for complex corporate risks and include the following lines of business: property, casualty, professional liability, environmental liability, aviation and satellite, marine and offshore energy, equine, fine art and specie, excess and surplus lines, political risk and trade credit, product recall, surety and other insurance coverages including program business. The Company focuses on those lines of business within its insurance operations that are believed to provide the best return on capital over time. These lines of business are divided into business groups: NAPC, IPC, Global Professional Lines (“Professional”) and Global Specialty (“Specialty”).

          The following table summarizes the underwriting profit (loss) for the Insurance segment:

	Three Months Ended March 31,

(U.S. dollars in thousands)	2012	2011	% change

Gross premiums written	$1,336,634	$1,222,349	9.3%
Net premiums written	1,036,526	918,990	12.8%
Net premiums earned	934,056	875,920	6.6%
Net losses and loss expenses	(631,685)	(788,513)	(19.9)%
Acquisition costs	(128,256)	(107,644)	19.1%
Operating expenses	(185,346)	(164,095)	13.0%

Underwriting profit (loss)	$(11,231)	$(184,332)	(93.9)%
Net results – structured products	2,819	3,260	(13.5)%
Net fee income and other	(2,020)	(5,912)	(65.8)%

          Gross premiums written increased in the three months ended March 31, 2012 as compared to the same period of 2011 by 9.3% and, when evaluated in local currency, increased by 9.7%. This increase was experienced across the business groups predominantly from new business, improved pricing and higher retentions levels, partially offset by the unfavorable impact of foreign exchange rates. Premium growth in IPC was from new business in primary casualty, improved retention and renewable base growth over the prior year in middle market lines. For NAPC, the growth in premium was largely driven by new business growth across most lines, improved retention and renewable base over the prior year for construction lines and improved pricing mainly in property. In Professional, improved retention levels and pricing, new business primarily in the U.S. professional business and favorable amendments to prior year premium estimates, contributed to increased premiums. Finally, in Specialty there was premium growth from the new business lines of political risk and product recall, and new business in marine cargo lines, partially offset by lower retention levels and adverse amendments to prior year premium estimates in aerospace.

          Net premiums written increased by 12.8% in the three months ended March 31, 2012 as compared to the same period of 2011. The increase resulted from the gross written premium increases outlined above together with a marginal decrease in ceded written premiums mainly due to a change in the renewal dates and structure of certain treaties partially offset by ceded reinstatement premiums related to marine losses and additional premiums on certain property treaties.

          Net premiums earned increased by 6.6% in the three months ended March 31, 2012 as compared to the same period of 2011. The increase primarily resulted from higher net written premiums earned in IPC, NAPC and Professional partially offset by unfavorable foreign exchange impacts and marine reinstatement premiums and additional premiums noted above.

          The following table presents the ratios for the Insurance segment:

	Three Months Ended March 31,
	2012	2011

Loss and loss expense ratio	67.6%	90.0%
Underwriting expense ratio	33.6%	31.0%

Combined ratio	101.2%	121.0%

          The loss and loss expense ratio includes net losses incurred for both the current quarter and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Insurance segment for the three months ended March 31, 2012 as compared to the same period of 2011:

	Three Months Ended March 31,
	2012	2011

Property	$(18.2)	$(7.0)
Casualty	(5.0)	0.2
Professional	(24.3)	1.8
Specialty and other	(6.4)	(1.6)

Total	$(53.9)	$(6.6)

Loss and loss expense ratio excluding prior year development	73.4%	90.8%

          Excluding prior year development, the loss ratio for the three months ended March 31, 2012 decreased by 17.4 loss percentage points as compared to the same period in 2011 due to lower levels of catastrophe losses occurring in the first quarter of 2012. Catastrophe and large loss activity net of reinsurance recoveries and including reinstatement premiums were $112.7 million lower for the first quarter of 2012 as compared to the same period of 2011. For further details on catastrophe losses in 2011 see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Significant Items Affecting the Results of Operations – 1) The impact of significant large natural catastrophe activity” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Excluding favorable prior year development, net catastrophe losses and reinstatement premiums in both quarters, the loss ratio decreased by 4.3 points from 2011 to 2012 mainly due to significant large loss activity in the IPC and NAPC energy and property units in the first quarter of 2011 partially offset by a large marine loss in the first quarter of 2012.

          Net favorable prior year reserve development of $53.9 million for the three months ended March 31, 2012 was mainly attributable to the following:

•

For property lines, net prior year development during the quarter was $18.2 million favorable driven by better than expected reported loss experience mainly for the 2011 accident year in the property ($21.4 million) and energy ($2.4 million) books of business for the non-catastrophe exposures. This favorable experience was partially offset by adverse development in the construction book ($8.1 million) also primarily attributable to the 2011 accident year and again for the non-catastrophe exposures.

•	For casualty lines, net prior year development during the quarter was $5.0 million favorable arising mainly in the Bermuda excess casualty book for the 2005 accident year.

•

For professional lines, net prior year development during the quarter was $24.3 million favorable due mainly to the favorable settlement of a 2002 employment practices liability claim in the Bermuda book.

•

For specialty and other lines, net prior year development during the quarter was $6.4 million favorable due primarily to a reduction in the fourth quarter of 2011 Thailand flood loss estimate of $5.4 million.

          The increase in the underwriting expense ratio for the three months ended March 31, 2012 as compared to the same period of 2011 was due to an increase in the operating expense ratio of 1.2 points (19.9% as compared to 18.7%) combined with an increase in the acquisition expense ratio of 1.4 points (13.7% as compared to 12.3%). The increase in the operating expense ratio was due to higher compensation expenses in the three months ended March 31, 2012 as compared to the same period of 2011. The increase in the acquisition expense ratio was largely from the impact of marine reinstatement premiums and other earned premium adjustments on the ratio.

          Fee income and other decreased in the three months ended March 31, 2012 as compared to the same period of 2011 mainly as a result of expenses during the prior year in professional lines related to the cost of an endorsement facility with National Indemnity Company. For further information on this facility, see Item 8, Note 7, “Other Investments,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

          Net results from structured reinsurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Net results from these contracts have decreased in the three months ended March 31, 2012 as compared to the same period of 2011 due to lower net investment income in the current year reflecting lower investment yields and the run-off nature of this line of business.

Reinsurance

          The Company’s Reinsurance segment provides casualty, property risk, property catastrophe, marine, aviation and other specialty reinsurance on a global basis with business being written on both a proportional and non-proportional treaty basis and also on a facultative basis. The reinsurance operations are structured into geographical business groups: North America, Bermuda, International (Europe and Asia Pacific) and Latin America.

          The following table summarizes the underwriting profit (loss) for the Reinsurance segment:

	Three Months Ended March 31,

(U.S. dollars in thousands)	2012	2011	% change

Gross premiums written	$980,350	$876,771	11.8%
Net premiums written	926,702	795,292	16.5%
Net premiums earned	423,842	395,776	7.1%
Net losses and loss expenses	(222,380)	(420,352)	(47.1)%
Acquisition costs	(88,244)	(73,526)	20.0%
Operating expenses	(38,747)	(45,630)	(15.1)%

Underwriting profit (loss)	$74,471	$(143,732)	*NM
Net results – structured products	2,498	4,214	(40.7)%
Fee income and other	333	1,394	(76.1)%

*	NM - Not Meaningful

          Gross premiums written increased in the three months ended March 31, 2012 as compared to the same period of 2011 by 11.8% and, when evaluated in local currency, increased by 13.7%. The premium growth was predominantly from the International business group, attributable to casualty lines through new writings of U.K. motor business; increased property catastrophe shares in Continental Europe; and new business and increased shares in Asia Pacific property proportional lines of business. There was also premium growth for the Bermuda business group from renewals both through price and capacity increases, but these were partially offset by the absence of property catastrophe reinstatement premiums, which were written in the same period of 2011 as a result of natural catastrophe losses from the Japan earthquake and tsunami. The North America business group experienced a decrease in gross premiums written, driven by changes in the reinsurance structure of a U.S. agricultural program, partially offset by new business. Premiums from the Latin America business group were in line with the prior year quarter.

          Net premiums written increased by 16.5% in the three months ended March 31, 2012 as compared to the same period of 2011. The increase resulted from the gross written premium increases outlined above coupled with a reduction in ceded written premiums. The decrease in ceded written premiums was mainly from the North America business group reflecting the change in structure of the U.S. agricultural program, partially offset by increased ceded reinstatement premiums in the International business group related to the 2011 Thailand flood loss.

          Net premiums earned increased by 7.1% in the three months ended March 31, 2012 as compared to the same period of 2011. The increase is a reflection of the overall growth in net premiums written in the period partially offset by the increase, in 2011, of reinstatement premiums on catastrophe losses, which were earned immediately.

          The following table presents the ratios for the Reinsurance segment:

	Three Months Ended March 31,
	2012	2011

Loss and loss expense ratio	52.5%	106.2%
Underwriting expense ratio	29.9%	30.1%

Combined ratio	82.4%	136.3%

          The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Reinsurance segment for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011

Property and other short-tail lines	$(29.1)	$(31.3)
Casualty and other	2.7	(33.1)

Total	$(26.4)	$(64.4)

Loss and loss expense ratio excluding prior year development	58.7%	122.5%

          Excluding prior year development, the loss ratio for the three months ended March 31, 2012 decreased by 63.8 loss percentage points as compared to the same period of 2011. Losses recorded related to natural catastrophe events for the three months ended March 31, 2012 were nil compared to losses net of reinsurance recoveries and including reinstatement premiums of $254.7 million in the same period of 2011. For further details on catastrophe losses in 2011 see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Significant Items Affecting the Results of Operations – 1) The impact of significant large natural catastrophe activity” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Excluding favorable prior year development, net catastrophe losses and related reinstatement premiums in both quarters, the loss ratio increased by 2.4 points from 2011 to 2012 mainly due to a large marine loss in the International unit.

          Net favorable prior year reserve development of $26.4 million for the three months ended March 31, 2012 was mainly attributable to the short-tailed lines as follows:

•	Net favorable prior year development of $29.1 million for the short-tailed lines during the quarter and details of these by specific lines are as follows:

•

For property catastrophe lines, net prior year development during the quarter was $0.3 million favorable. Development on 2011 events was offset by favorable attritional development on the 2011 underwriting year and releases on older catastrophes.

• For property other lines, net prior year development during the quarter was $15.9 million favorable, mainly attributable to favorable attritional claim development.

•

For marine and aviation lines, net prior year development during the quarter was $12.9 million favorable due mainly to favorable attritional development of $9 million together with releases on older large losses.

•	Net unfavorable prior year development of $2.7 million for the long-tailed lines during the quarter.

          The marginal decrease in the underwriting expense ratio for the three months ended March 31, 2012 as compared to the same period of 2011 was due to a reduction in the operating expense ratio of 2.4 points (9.1% as compared to 11.5%) partially offset by an increase in the acquisition expense ratio of 2.2 points (20.8% as compared to 18.6%). The decrease in the operating expense ratio was due to lower compensation expenses in the first quarter of 2012 and reduced professional fees as compared to the same period of 2011. The increase in the acquisition expense ratio was largely from increased profit commissions on proportional business in the Bermuda business group.

          Net results from structured reinsurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Net results from these contracts have decreased in the three months ended March 31, 2012 as compared to the same period of 2011 due to lower net investment income in the current period reflecting lower investment yields and the run-off nature of this line of business.

Life Operations

          The following table summarizes the contribution from the Life operations segment, which has been in run-off since 2009. Prior to the decision being made to run-off the business, products offered included a broad range of underlying lines of life reinsurance business, including term assurances, group life, critical illness cover, immediate annuities and disability income. In addition, prior to selling the renewal rights to the Continental European Business, the products offered included short-term life, accident and health business. The segment also covers a range of geographic markets, with an emphasis on the U.K., United States, Ireland and Continental Europe:

	Three Months Ended March 31,

(U.S. dollars in thousands)	2012	2011	% change

Gross premiums written	$86,683	$97,659	(11.2)%
Net premiums written	78,496	89,672	(12.5)%
Net premiums earned	78,520	89,687	(12.5)%
Net losses and loss expenses	(121,307)	(133,231)	(8.9)%
Acquisition costs	(7,651)	(7,320)	4.5%
Operating expenses	(2,607)	(2,166)	20.4%
Net investment income	75,026	76,976	(2.5)%
Net fee income and other	48	41	17.1%
Realized and unrealized gains (losses) on investments	(4,164)	(39,551)	(89.5)%

Contribution from Life operations	$17,865	$(15,564)	*NM

*	NM - Not Meaningful

          The following table is an analysis of the Life operations gross premiums written, net premiums written and net premiums earned for the three month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011

(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

Other Life	$48,054	$47,039	$47,063	$57,276	$56,749	$56,764
Annuity	38,629	31,457	31,457	40,383	32,923	32,923

Total	$86,683	$78,496	$78,520	$97,659	$89,672	$89,687

          Gross premiums written decreased in the three months ended March 31, 2012 as compared to the same period of 2011 by 11.2%, driven predominantly by the Other Life business. The decrease was in line with the run-off expectations following the novation of a number of term assurance treaties combined with unfavorable foreign exchange movements. Ceded premiums written marginally increased largely due to timing differences.

          Net premiums earned decreased in the three months ended March 31, 2012 as compared to the same period of 2011 by 12.5%. This decrease was consistent with the decrease in gross and net premiums written as described above.

          Claims and policy benefit reserves decreased by 8.9% in the three months ended March 31, 2012 as compared to the same period of 2011, as a result of the factors noted above affecting gross and net premiums written and the impact of foreign exchange movements.

          Acquisition costs marginally increased in the three months ended March 31, 2012 as compared to the same period of 2011 by 4.5%, mainly due to the impact of one-off adjustments in the prior year.

          Operating expenses increased by 20.4% in the three months ended March 31, 2012 as compared to the same period in the prior year due to lower than normal costs in the prior year.

          Net investment income is included in the calculation of contribution from Life operations, as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. Net investment income decreased by 2.5% in the three months ended March 31, 2012 as compared to the same period of 2011 due to lower investment yields and a lower invested asset base, reflecting the run-off nature of the Life operations business.

Investment Activities

          The following table illustrates the change in net investment income from P&C operations, net income from investment fund affiliates, net realized (losses) gains on investments and net realized and unrealized gains (losses) on investment derivative instruments for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,

(U.S. dollars in thousands)	2012	2011	% change

Net investment income - P&C operations (1)	$190,216	$203,287	(6.4)%
Net income (loss) from investment fund affiliates (2)	19,408	27,150	(28.5)%
Net realized gains (losses) on investments	20,803	(66,437)	* NM
Net realized and unrealized gains (losses) on investment and other derivative instruments (3)	702	3,567	(80.3)%

(1)	Net investment income relating to P&C operations includes the net investment income related to the net results from structured products.
(2)

The Company generally records the income related to alternative fund affiliates on a one-month lag and the private investment fund affiliates on a three-month lag in order for the Company to meet the filing deadlines for its periodic reports.

(3)

For a summary of realized and unrealized gains and losses on all derivative instruments, see Item 1, Note 6, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements included herein.

*	NM - Not Meaningful

          Net investment income related to P&C operations decreased in the three months ended March 31, 2012 as compared to the same period of 2011 due primarily to a reduction in investment yields and cash outflows from the investment portfolio.

          Net income from investment fund affiliates decreased in the three months ended March 31, 2012 as compared to the same period of 2011. This was driven by solid results from private fund affiliates as compared to very strong results in the three months ended March 31, 2011, partially offset by an improvement in alternative funds.

          The Company manages its fixed income portfolio in accordance with investment authorities approved by the Risk and Finance Committee of the Board of Directors of XL-Ireland. The following is a summary of the investment portfolio returns for the three months ended March 31, 2012 and 2011 of the fixed income and non-fixed income portfolios:

	Three Months Ended March 31,
	2012 (1)	2011 (1)

P&C - Fixed income Portfolio
USD fixed income portfolio	1.3%	0.9%
GBP fixed income portfolio	0.9%	0.5%
EUR fixed income portfolio	2.2%	(0.3)%
Life - Fixed income Portfolio
USD fixed income portfolio	0.9%	1.3%
GBP fixed income portfolio	1.3%	0.7%
EUR fixed income portfolio	3.5%	(1.9)%
Other Portfolios
Alternative portfolio (2)	2.2%	3.3%
Equity portfolio	12.0%	4.8%
High-Yield fixed income portfolio	3.2%	2.8%

(1)

Portfolio returns are calculated by dividing the sum of gross investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio. Performance is measured in the underlying asset currency.

(2)	Performance on the alternative portfolio reflects the three months ended February 29, 2012 and February 28, 2011, respectively.

Net Realized Gains and Losses on Investments and Other-than-Temporary Declines in the Value of Investments

          Net realized gains on investments of $20.8 million in the three months ended March 31, 2012 included net realized losses of approximately $21.0 million related to the write-down of certain of the Company’s fixed income investments. In addition, included in the net realized gains noted above are net realized gains of $41.8 million due primarily to gains from a repositioning of the Agency MBS portfolio.

          The significant components of the net impairment charges of $21.0 million for the three months ended March 31, 2012 were:

▪

$17.0 million for structured securities where the Company determined that the likely recovery on these securities was below the carrying value and, accordingly, recorded an impairment of the securities to the discounted value of the cash flows expected to be received on these securities. Also included was a $3.3 million charge related to a change in intent to hold on 14 securities that the Company had decided to sell.

▪

$3.0 million related to medium term notes backed primarily by European investment grade credit. On certain notes, management concluded that future returns on the underlying assets were not sufficient to support the previously reported amortized cost.

▪	$1.0 million for corporate securities, excluding medium term notes, principally on hybrid securities that had not been called on the first call date during the quarter.

          Net realized losses on investments in the three months ended March 31, 2012 included net realized losses of $37.4 million related to the write-down of certain of the Company’s fixed income, equity and other investments with respect to which the Company determined that there was an other-than-temporary decline in the value of those investments as well as $29.0 million from sales of investments.

Net Realized and Unrealized Gains and Losses on Derivatives

          Net realized and unrealized gains on investment derivatives of $0.7 million in the three months ended March 31, 2012 resulted from the Company’s investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments. For a further discussion see Item 1, Note 6, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements included herein.

Other Revenues and Expenses

          The following table sets forth other revenues and expenses of the Company for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,

(U.S. dollars in thousands)	2012	2011	% change

Net income (loss) from operating affiliates (1)	$16,253	$13,636	19.2%
Exchange gains (losses)	(12,718)	(9,514)	33.7%
Corporate operating expenses	(44,260)	(35,692)	24.0%
Interest expense (2)	(27,260)	(41,728)	(34.7)%
Income tax (benefit) expense	21,550	(32,797)	NM*

(1)	The Company generally records the income related to certain operating affiliates on a three month lag in order for the Company to meet accelerated filing deadlines.
(2)	Interest expense does not include interest expense related to structured products as reported within the Insurance and Reinsurance segments and Corporate.
*	NM – Not meaningful

          The following table sets forth the net income (loss) from operating affiliates for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,

(U.S. dollars in thousands)	2012	2011	% change

Net income (loss) from investment manager affiliates	$10,560	$5,166	104.4%
Net income (loss) from strategic operating affiliates	5,693	8,470	(32.8)%

Total	$16,253	$13,636	19.2%

          Investment manager affiliate income increased in the three months ended March 31, 2012 as compared to the same period in the prior year which reflects the continued solid financial performance across most of the Company’s affiliate managers.

          Strategic operating affiliate income decreased in the three months ended March 31, 2012 as compared to the three months of 2011 due to lower earnings reported in the three months of 2012 relating to an insurance affiliate which writes largely direct U.S. homeowners insurance.

          Foreign exchange losses in the three months ended March 31, 2012 were a result of an overall weakening of the value of the U.S. dollar against the Company’s major currency exposures, which include the Euro, U.K. sterling and the Swiss franc. In the three months ended March 31, 2011, the foreign exchange losses were due to a weaker U.S. dollar against the Euro, the U.K. sterling and the Canadian dollar.

          Corporate operating expenses increased in the three months ended March 31, 2012 as compared to the same period in the prior year primarily as a result of certain strategic corporate initiatives taking place in 2012.

          Interest expense decreased in the three months ended March 31, 2012 as compared to the same period in the prior year as a result of the overall reduction in the Company’s debt following the repayment at maturity on January 15, 2012 of $600 million 6.5% XLCFE Notes, the purchase and retirement of the $500 million 8.25% Senior Notes in August 2011, offset by the issuance of $400 million 5.75% Senior Notes in September 2011. For further information on these debt financing transactions see Item 8, Note 13, “Notes Payable and Debt Financing,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

          The tax charge incurred in the three months ended March 31, 2012 and the tax benefit recognized in the same period in 2011 reflect the Company’s expected full year effective tax rate applicable in each of the years, applied to the Company’s ordinary income or ordinary loss in the respective periods.

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

          At both March 31, 2012 and December 31, 2011, total investments, cash and cash equivalents, accrued investment income and net receivable/(payable) for investments sold/(purchased) were $35.9 billion. The following table summarizes the composition of the Company’s invested assets at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011

(U.S. dollars in thousands)	Carrying Value (1)	Percent of Total	Carrying Value (1)	Percent of Total

Cash and cash equivalents	$2,506,318	7.0%	$3,825,125	10.7%
Net receivable/ (payable) for investments sold/ (purchased)	(36,599)	(0.1)%	1,233	0.0%
Accrued investment income	335,376	0.9%	331,758	0.9%
Short-term investments	212,327	0.6%	359,063	1.0%
Fixed maturities - AFS:
U.S. Government and Government-Related/Supported (2)	2,233,820	6.2%	1,990,983	5.5%
Corporate - Financials (3) (4) (5)	3,101,526	8.6%	3,038,398	8.5%
Corporate - Non Financials (4)	7,118,466	19.8%	7,070,224	19.7%
RMBS – Agency	5,393,391	15.0%	5,379,406	15.0%
RMBS – Non-Agency	632,054	1.8%	641,815	1.8%
CMBS	944,153	2.7%	974,835	2.8%
CDO	646,565	1.8%	658,602	1.8%
Other asset-backed securities (5)	1,426,142	4.0%	1,340,249	3.7%
U.S. States and political subdivisions of the States	1,768,182	4.9%	1,797,378	5.0%
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related (2)	4,027,363	11.2%	3,298,135	9.2%

Total fixed maturities - AFS	$27,291,662	76.0%	$26,190,025	73.0%
Fixed maturities - HTM:
U.S. Government and Government-Related/Supported (2)	10,683	0.0%	10,399	0.0%
Corporate - Financials (3) (4) (5)	265,489	0.7%	305,122	0.9%
Corporate - Non Financials (4)	1,109,128	3.1%	985,087	2.7%
RMBS – Non-Agency	83,023	0.2%	80,955	0.2%
CMBS	12,912	0.0%	—	0.0%
Other asset-backed securities (5)	222,157	0.6%	288,741	0.8%
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related (2)	1,066,408	3.1%	998,674	2.8%

Total fixed maturities - HTM	$2,769,800	7.7%	$2,668,978	7.4%
Equity securities (6)	631,068	1.8%	468,197	1.3%
Investments in affiliates	1,000,989	2.8%	1,052,729	2.9%
Other investments	1,160,497	3.3%	985,262	2.8%

Total investments and cash and cash equivalents	$35,871,438	100.0%	$35,882,370	100.0%

(1)	Carrying values represents the fair value for available for sale fixed maturities and amortized cost for held to maturity securities.
(2)

U.S. Government and Government-Related/Supported and Non U.S. Sovereign Government, Provincial, Supranational and Government-Related include government-related securities with an amortized cost of $2,272.1 million and fair value of $2,313.4 million and U.S. Agencies with an amortized cost of $461.2 million and fair value of $499.4 million.

(3)

Included in Corporate - Financials are gross unrealized losses of $78.1 million on Tier One and Upper Tier Two securities of financial institutions (“Hybrids”) with fair value of $411.2 million, as well as gross unrealized losses of $39.8 million on subordinated debt (including lower Tier Two securities) with a fair value of $679.2 million.

(4)

Included within Corporate are certain floating rate medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes have a fair value of $198.7 million and an amortized cost of $220.0 million. These securities have been allocated ratings of the underlying pool of securities. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(5)

At March 31, 2012, Covered Bonds within Fixed maturities – AFS with a carrying value of $415.5 million and Covered Bonds within Fixed maturities – HTM with a carrying value of $8.3 million have been included within Other asset-backed securities to align the Company’s classification to market indices. Covered Bonds were previously included in Corporate. At December 31, 2011, Covered Bonds within Fixed maturities – AFS with a carrying value of

$353.9 million and Covered Bonds within Fixed maturities – HTM with a carrying value of $8.1 million have been reclassified from Corporate to Other asset-backed securities to conform to current period presentation.

(6)	Included within equity securities are investments in fixed income funds of $98.0 million and $91.6 million at March 31, 2012 and December 31, 2011, respectively.

          The Company reviews its corporate debt investments on a regular basis to consider its concentration, credit quality and compliance with established guidelines. At both March 31, 2012 and December 31, 2011, the average credit quality of the Company’s total fixed income portfolio (including fixed maturities, short-term investments, cash and cash equivalents and net receivable/(payable) for investment sold/(purchased)) was “Aa2/AA”. Included in the table below are the credit ratings of the fixed income portfolio excluding operating cash at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011

Investments by Credit Rating (1) (2) (U.S. dollars in thousands)	Carrying Value	Percent of Total	Carrying Value	Percent of Total

AAA	$16,103	50.0%	$16,276	51.1%
AA	5,122	15.9%	5,266	16.6%
A	7,230	22.5%	7,098	22.3%
BBB	2,822	8.8%	2,418	7.6%
BB and below	878	2.7%	718	2.3%
Not rated	21	0.1%	39	0.1%

Total	$32,176	100.0%	$31,815	100.0%

(1)	Included in the above are $198.7 million or 0.6% of the portfolio that represents medium term notes rated at the average credit rating of the underlying asset pools backing the notes.
(2)

The credit rating for each asset reflected above was principally determined based on the weighted average rating of the individual securities from Standard & Poor’s, Moody’s Investors Service and Fitch Ratings (when available). U.S. Agency debt and related mortgage backed securities, whether with implicit or explicit government support, reflect the credit quality rating of the U.S. government for the purpose of these calculations.

Gross and Net Unrealized Gains and Losses on Investments

          At March 31, 2012, the Company had net unrealized gains on available for sale fixed maturities and short-term investments of $634.0 million. Gross unrealized losses on these investments were $611.9 million. The information presented below for the gross unrealized losses on the Company’s investments at March 31, 2012 shows the potential effect upon future earnings and financial position should management later conclude that some of the current declines in the fair value of these investments are other than temporary. Realized losses or impairments, depending on their magnitude, may have a material adverse effect on the Company’s operations. The decrease in net unrealized losses on investments during the three months ended March 31, 2012 was primarily due to losses realized during the quarter offset by marginally unfavorable market movement. See Item 3, “Quantitative and Qualitative Disclosures about Market Risk – Credit Risk.”

          The following is the maturity profile of the available for sale fixed income securities that were in a gross unrealized loss at March 31, 2012:

	March 31, 2012

(U.S. dollars in thousands) Security Type and Length of Time in a Continual Unrealized Loss Position	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position

Fixed Maturities and Short-Term Investments
Less than 6 months	$(20,956)	$2,538,798
At least 6 months but less than 12 months	(17,584)	477,770
At least 12 months but less than 2 years	(59,972)	415,027
2 years and over	(506,669)	2,225,240

Total	$(605,181)	$5,656,835

Equities
Less than 6 months	$(2,221)	$116,319
At least 6 months but less than 12 months	(4,488)	112,528

Total	$(6,709)	$228,847

          The following is the maturity profile of the AFS fixed income securities that were in a gross unrealized loss position at March 31, 2012:

	March 31, 2012

(U.S. dollars in thousands) Maturity profile in years of AFS fixed income securities in a gross unrealized loss position	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position

Less than 1 year remaining	$(12,747)	$308,935
At least 1 year but less than 5 years remaining (1)	(77,849)	1,371,614
At least 5 years but less than 10 years remaining (1)	(54,213)	734,561
At least 10 years but less than 20 years remaining (1)	(48,270)	312,703
At least 20 years or more remaining (1)	(20,958)	268,041
RMBS - Agency	(8,683)	1,116,260
RMBS - Non-Agency	(183,973)	525,643
CMBS	(5,025)	73,432
CDO	(160,010)	636,185
Other asset-backed securities	(33,453)	309,461

Total	$(605,181)	$5,656,835

(1)

Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments senior to the common and preferred equities of the financial institutions, are allocated based on the call date and medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage are allocated on contractual maturity.

          The following is the maturity profile of the HTM fixed income securities that were in a gross unrealized loss position at March 31, 2012:

	March 31, 2012

(U.S. dollars in thousands) Maturity profile in years of HTM fixed income securities in a gross unrealized loss position	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position

Less than 1 year remaining	$(16)	$7,886
At least 1 year but less than 5 years remaining	(202)	4,067
At least 5 years but less than 10 years remaining	(381)	26,521
At least 10 years but less than 20 years remaining	(2,417)	48,112
At least 20 years or more remaining	(5,461)	124,047
RMBS - Non-Agency	(147)	9,521
Other asset-backed securities	(573)	7,709

Total	$(9,197)	$227,863

          Factors considered in determining that additional OTTI charges were not warranted include management’s consideration of current and near term liquidity needs along with other available sources, and in certain instances an evaluation of the factors and time necessary for recovery. For further information, see Item 1, Note 5, “Investments,” to the Unaudited Consolidated Financial Statements included herein.

          As noted in Item 8, Note 2, “Significant Accounting Policies,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, the determination of the amount of OTTI varies by investment type and is based upon management’s periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management considers a wide range of factors about the securities and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Management updates its evaluations regularly and reflects additional impairments in net income as determinations are made. Management’s determination of the amount of the impairment taken on investments is highly subjective and could adversely impact the Company’s results of operations. There can be no assurance that management has accurately assessed the level of OTTI taken and reflected in the

Company’s financial statements. Furthermore, additional impairments may need to be taken in the future. Historical trends may not be indicative of future impairments.

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

          Gross Unrealized Gains and Losses

          Management, in its assessment of whether securities in a gross unrealized loss position are temporarily impaired, considers the significance of the impairments. These securities include gross unrealized losses of $183.1 million on non-Agency RMBS, $160.0 million on Core CDOs and $5.1 million on CMBS holdings. The Company had structured credit securities with gross unrealized losses of $65.5 million, with a fair value of $32.5 million, which at March 31, 2012 had cumulative fair value decline of greater than 50% of amortized costs. All of these are mortgage and asset-backed securities. The Company has evaluated each of these securities in conjunction with its investment manager service providers and believes it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost.

          Net Unrealized Gains and Losses – Corporate Financial Sector Securities

          At March 31, 2012, approximately $1.2 billion of the Company’s $3.4 billion in corporate financial sector securities was held in the portfolios supporting the Company’s Life operations portfolios representing 66.1% of the gross unrealized losses on this asset class. The assets associated with that business are more heavily weighted towards longer term securities from financial institutions, including a significant portion of the Company’s Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments senior to the common and preferred equity of the financial institutions. Financials held in Life portfolios accounted for $73.7 million of the Company’s net unrealized loss at March 31, 2012. At March 31, 2012, approximately 41% of the overall sensitivity to interest rate risk and 35% to credit risk was related to the Life operations portfolios, despite these portfolios accounting for only 21% of the fixed income portfolio.

          Net Unrealized Gains and Losses – Structured Securities

          The following table details the current exposures to structured credit portfolios excluding Agency MBS within the Company’s fixed income portfolio as well as the current net unrealized (loss) gain position at March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011

(U.S. dollars in thousands)	Carrying Value	Percent of Fixed Income Portfolio	Net Unrealized Gain (Loss)	Carrying Value	Percent of Fixed Income Portfolio	Net Unrealized Gain (Loss)

RMBS - Non-Agency:
Sub-prime first lien mortgages	$298,234	1.0%	$(112,727)	$295,498	1.0%	$(136,981)
Alt-A mortgages	122,574	0.4%	(25,594)	114,506	0.4%	(39,659)
Second lien mortgages (including sub-prime second lien mortgages)	26,476	0.1%	(4,730)	26,461	0.1%	(6,076)
Prime RMBS	144,012	0.5%	(17,051)	158,264	0.5%	(26,328)
Other assets	123,781	0.4%	(644)	128,041	0.4%	5,790

Total exposure to Non-Agency RMBS	$715,077	2.4%	$(160,746)	$722,770	2.4%	$(203,254)
CMBS	957,065	3.2%	61,391	974,835	3.3%	47,152
Core CDOs (1)	645,257	2.1%	(152,193)	662,949	2.3%	(185,611)
Other Structured	1,649,607	5.4%	3,304	1,635,162	5.6%	7,732

Total Non-Agency Structured Securities	$3,967,006	13.1%	$(248,244)	$3,995,716	13.6%	$(333,981)

(1)	The Company defines Core CDOs as investments in non-subprime collateralized debt obligations, which primarily consisted of collateralized loan obligations.

          At March 31, 2012, the Company’s sub-prime, Alt-A and CDO exposures had adequate underlying asset characteristics and the Company believed at such date that the current amortized cost levels were at or below the discounted cash flow value of the holdings, based on an analysis of subordination levels relative to current expectations of prepayment rates, probability of default and loss severity in the event of default. The Company had approximately $52.3 million of Non-Agency RMBS downgraded during the three months ended March 31, 2012. However, 52.7% of the Company’s holdings remain rated investment grade at March 31, 2012.

          Refer to “Significant Items Affecting the Results of Operations” for further discussion surrounding the impact of credit market movements on the Company’s investment portfolio.

European Sovereign Debt Crisis

          The ongoing global financial crisis has led to the deterioration of economies globally, as sovereign governments have reacted to the crisis by further increasing public expenditures in order to provide stimulus and security, which has created significant budgetary shortfalls. Several key nations within the European Union – particularly Greece, Italy, Ireland, Portugal and Spain (“GIIPS”) have suffered a high level of fiscal distress and economic vulnerability due to overreliance on external credit sources and imprudent borrowing and other monetary practices. This has raised doubts within the global financial community as to whether these sovereign nations will remain able to service their own debt obligations both at a national and local level.

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

          The Company currently has no unfunded investment exposures or commitments to either sovereign or non-sovereign entities within these EU nations. The Company does invest in various alternative and private investment funds that from time to time may invest in securities or investments related to these five EU nations. Currently, these are not material exposures.

          The following is an analysis of the Company’s AFS and HTM fixed maturity investment exposures related to this GIIPS crisis at March 31, 2012 and December 31, 2011 and the contractual maturities of these securities. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012		December 31, 2011

Investments by Credit Rating (U.S. dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Fixed maturities GIIPS - AFS
Sovereign investments – National Governments	$6,630	$6,080	$6,601	$5,927
Non-Sovereign investments – Financial Institutions	6,173	5,085	6,001	4,626
Non-Sovereign investments – Non-Financial Institutions	142,447	143,858	138,834	131,890
Structured Credit (1)	22,405	19,629	22,172	19,417

Total fixed maturities GIIPS - AFS	$177,655	$174,652	$173,608	$161,860

Due less than one year	$12,344	$12,756	$13,824	$14,028
Due after 1 through 5 years	36,487	35,573	32,992	31,050
Due after 5 through 10 years	74,526	76,673	72,988	70,651
Due after 10 years	54,298	49,650	53,804	46,131

	$177,655	$174,652	$173,608	$161,860

Fixed maturities GIIPS - HTM
Sovereign investments – National Governments	$12,070	$9,068	$11,738	$8,739
Sovereign investments – Local Governments	9,634	9,024	9,360	7,649
Non-Sovereign investments – Non-Financial Institutions	65,762	62,353	72,782	65,380

Total fixed maturities GIIPS - HTM	$87,466	$80,445	$93,880	$81,768

Due less than one year	$6,383	$6,367	$6,264	$6,233
Due after 1 through 5 years	4,296	4,318	4,199	4,110
Due after 5 through 10 years	12,292	12,321	20,705	18,260
Due after 10 years	64,495	57,439	62,712	53,165

Total	$87,466	$80,445	$93,880	$81,768

_______________

(1)	During the three months ended March 31, 2012, Covered Bonds have been included within Other asset-backed securities under Structured Credit to align the Company’s classification to market indices. Prior periods have been reclassified to conform to current period presentation.

          The following table details the gross and net unrealized (loss) gain position at March 31, 2012 relating to GIIPS:

	March 31, 2012

(U.S. dollars in thousands)	Greece	Italy	Ireland	Portugal	Spain	TOTAL

Gross Unrealized (Losses) - GIIPS
Sovereign investments – National Governments	$-	$(3,625)	$-	$-	$-	$(3,625)
Sovereign investments – Local Governments	-	(609)	-	-	-	(609)
Non-Sovereign investments – Financial Institutions	-	-	(36)	-	(1,053)	(1,089)
Non-Sovereign investments – Non-Financial Institutions	(44)	(5,064)	-	(79)	(2,054)	(7,241)
Structured Credit (1)	-	(1,088)	(2,668)	(281)	-	(4,037)

Total gross unrealized gains (losses) relating to GIIPS	$(44)	$(10,386)	$(2,704)	$(360)	$(3,107)	$(16,601)

Net Unrealized Gains (Losses) - GIIPS
Sovereign investments – National Governments	$-	$(3,626)	$-	$-	$74	$(3,552)
Sovereign investments – Local Governments	-	(609)	-	-	-	(609)
Non-Sovereign investments – Financial Institutions	-	-	(36)	-	(1,053)	(1,089)
Non-Sovereign investments – Non-Financial Institutions	359	(944)	-	(79)	(1,334)	(1,998)
Structured Credit (1)	-	(1,089)	(1,406)	(281)	-	(2,776)

Total net unrealized gains (losses) relating to GIIPS	$359	$(6,268)	$(1,442)	$(360)	$(2,313)	$(10,024)

_______________

(1)	During the three months ended March 31, 2012, Covered Bonds have been included within Other asset-backed securities under Structured Credit to align the Company’s classification to market indices. Prior periods have been reclassified to conform to current period presentation.

          In addition to the direct investment portfolio considerations discussed above, as an international (re)insurance company, European credit exposures may exist for the Company within unpaid losses and loss expenses recoverable and reinsurance balances receivable. For further details on these balances including the names of the Company’s most significant reinsurance counterparties see Item 8, Note 9, “Reinsurance,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Other sources of potential exposure to European credit issues may exist within certain lines of insurance or reinsurance business written (including but not limited to lines such as surety, business interruption, and political risk), or within underlying investments held in securitized financial instruments or in structured transactions in which the Company has an interest. Management considers these potential exposures as part of its ongoing enterprise risk management processes.

Fair Value Measurements of Assets and Liabilities

          As described in Item 1, Note 3, “Fair Value Measurements,” to the Unaudited Consolidated Financial Statements included herein, effective January 1, 2008, the Company adopted the authoritative guidance on fair value measurements and, accordingly, has provided required disclosures by level within the fair value hierarchy of the Company’s assets and liabilities that are carried at fair value. As defined in the hierarchy, those assets and liabilities categorized as Level 3 have valuations determined using unobservable inputs. Unobservable inputs may include the entity’s own assumptions about market participant assumptions, applied to a modeled valuation, however, this is not the case with respect to the Company’s Level 3 assets and liabilities. The vast majority of the assets and liabilities classified as Level 3 are made up of those securities for which the values were obtained from brokers where either significant inputs were utilized in determining the value that were difficult to corroborate with observable market data, or sufficient information regarding the specific inputs utilized by the broker were not obtained to support a Level 2 classification or the Company utilized internal valuation models.

          Controls over Valuation of Financial Instruments

          The Company performs regular reviews of the prices received from its third party valuation sources to assess if the prices represent a reasonable estimate of the fair value. This process is completed by investment and accounting personnel who are independent of those responsible for obtaining the valuations. The approaches taken by the Company include, but are not limited to, annual reviews of the controls of the external parties responsible for sourcing valuations which are subjected to automated tolerance checks, quarterly reviews of the valuation sources and dates, and monthly reconciliations between the valuations provided by our external parties and valuations provided by our third party investment managers at a portfolio level.

          In addition, the Company relies on valuation controls performed by external parties responsible for sourcing appropriate valuations from third parties on the Company’s behalf. The approaches taken by these external parties to gain comfort include, but are not limited to, comparing valuations between external sources, completing recurring reviews of third party pricing services’ methodologies and reviewing controls of the third party service providers to support the completeness and accuracy of the prices received. Where broker quotes are the primary source of the valuations, sufficient information regarding the specific inputs utilized by the brokers is generally not available to support a Level 2 classification. The Company obtains the majority of broker quoted values from third party investment managers who perform independent verifications of these valuations using pricing matrices based upon information gathered by market traders. In addition, for the majority of these securities, the Company compares the broker quotes to independent valuations obtained from third party pricing vendors, which may also consist of broker quotes, to assess if the prices received represent a reasonable estimate of the fair value.

          Valuation Methodology of Level 3 Assets and Liabilities

          Refer to Item 1, Note 3, “Fair Value Measurements,” of the Unaudited Consolidated Financial Statements included herein, for a description of the valuation methodology utilized to value Level 3 assets and liabilities, how the valuation methodology is validated as well as further details associated with various assets classified as Level 3. At March 31, 2012, the Company did not have any liabilities that were carried at fair value based on Level 3 inputs other than derivative instruments in a liability position at March 31, 2012.

          Fair Value of Level 3 Assets and Liabilities

          At March 31, 2012, the fair value of Level 3 assets and liabilities as a percentage of the Company’s total assets and liabilities that are carried at fair value was as follows:

(U.S. dollars in thousands)	Total Assets and Liabilities Carried at Fair Value at March 31, 2012	Fair Value of Level 3 Assets and Liabilities	Level 3 Assets and Liabilities as a Percentage of Total Assets and Liabilities Carried at Fair Value, by Class

Assets
Fixed maturities, at fair value
U.S. Government and Government agency-Related/Supported	$2,233,820	$-	0.0%
Corporate (1)	10,219,992	33,305	0.3%
RMBS – Agency	5,393,391	39,795	0.7%
RMBS – Non-Agency	632,054	-	0.0%
CMBS	944,153	-	0.0%
CDO	646,565	638,697	98.8%
Other asset-backed securities (1)	1,426,142	16,410	1.2%
U.S. States and political subdivisions of the States	1,768,182	-	0.0%
Non-U.S. Sovereign Government, Supranational and Government-Related	4,027,363	-	0.0%

Total Fixed maturities, at fair value	$27,291,662	$728,207	2.7%
Equity securities, at fair value	631,068	-	0.0%
Short-term investments, at fair value	212,327	-	0.0%

Total investments available for sale	$28,135,057	$728,207	2.6%
Cash equivalents (2)	1,707,035	-	0.0%
Other investments (3)	843,607	115,659	13.7%
Other assets (4)	38,338	-	0.0%

Total assets carried at fair value	$30,724,037	$843,866	2.7%

Liabilities
Financial instruments sold, but not yet purchased (5)	21,575	-	0.0%
Other liabilities (6)	66,366	40,630	61.2%

Total liabilities carried at fair value	$87,941	$40,630	46.2%

(1)

During the three months ended March 31, 2012, Covered Bonds with a fair value of $415.5 million previously included as Corporate securities are now classified as Other asset-backed securities to align the Company’s classification to market indices.

(2)	Cash equivalents balances subject to fair value measurements include certificates of deposit and money market funds.
(3)

The Other investments balance excludes certain structured transactions including certain investments in project finance transactions and a payment obligation (for further information, see Item 8, Note 7, “Other Investments,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011,) that has provided liquidity financing to a structured credit vehicle as a part of a third party medium term note facility. These Other investments are carried at amortized cost that totaled $316.9 million at March 31, 2012 and $323.7 million at December 31, 2011.

(4)	Other assets include derivative instruments, reported on a gross basis.
(5)	Financial instruments sold, but not yet purchased are included within “Net payable for investments purchased” on the balance sheet.
(6)	Other liabilities include derivative instruments, reported on a gross basis.

          At March 31, 2012, the Company’s Level 3 assets represented approximately 2.7% of assets that are measured at fair value and less than 2% of total assets. The Company’s Level 3 liabilities represented approximately 46.2% of liabilities that are measured at fair value and less than 1% of total liabilities at March 31, 2012.

          Changes in the Fair Value of Level 3 Assets and Liabilities

          See Item 1, Note 3, “Fair Value Measurements,” to the Unaudited Consolidated Financial Statements included herein, for an analysis of the change in fair value of Level 3 Assets and Liabilities.

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

          Unpaid losses and loss expenses totaled $20.3 billion and $20.6 billion at March 31, 2012 and December 31, 2011, respectively. The table below represents a reconciliation of the Company’s P&C unpaid losses and loss expenses for the three months ended March 31, 2012:

(U.S. dollars in thousands)	Gross unpaid losses and loss expenses	Unpaid losses and loss expenses recoverable	Net unpaid losses and loss expenses

Balance at December 31, 2011	$20,613,901	$(3,629,928)	$16,983,973
Losses and loss expenses incurred	1,044,844	(190,779)	854,065
Losses and loss expenses paid/recovered	(1,489,936)	419,696	(1,070,240)
Foreign exchange and other	171,497	(16,706)	154,791

Balance at March 31, 2012	$20,340,306	$(3,417,717)	$16,922,589

          While the Company reviews the adequacy of established reserves for unpaid losses and loss expenses regularly, no assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved. In the future, if such reserves develop adversely, such deficiency would have a negative impact on future results of operations. For further discussion, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates – 1) Unpaid Loss and Loss Expenses and Unpaid Loss and Loss Expenses Recoverable” and Item 8, Note 10, “Losses and Loss Expenses,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

          Unpaid losses and loss expense recoverables were $3.4 billion and $3.7 billion at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012 and December 31, 2011, reinsurance balances receivable were $0.3 billion and $0.2 billion, respectively. The table below presents the Company’s net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable at March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011

Reinsurance balances receivable	$300,862	$263,877
Reinsurance recoverable on future policy benefits	23,202	25,020
Reinsurance recoverable on unpaid losses and loss expenses	3,475,786	3,685,260
Bad debt reserve on unpaid losses and loss expenses recoverable and reinsurance balances receivable	(99,035)	(99,192)

Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$3,700,815	$3,874,965

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

          A downgrade below “A–” of the Company’s principal insurance and reinsurance subsidiaries by either S&P or A.M. Best, which is two notches below the current S&P financial strength rating of “A” (Stable) and the A.M. Best financial strength rating of “A” (Stable) of these subsidiaries, may trigger cancelation provisions in a significant amount of the Company’s assumed reinsurance agreements and may potentially require the Company to return unearned premiums to cedants. In addition, due to collateral posting requirements under the Company’s letter of credit and revolving credit facilities, such a downgrade may require the posting of cash collateral in support of certain “in use” portions of these facilities. Specifically, a downgrade below “A–” by A.M. Best would constitute an event of default under the Company’s three largest credit facilities and may trigger such collateral requirements. In certain limited instances, such downgrades may require the Company to return cash or assets to counterparties or to settle derivative and/or other transactions with the respective counterparties. See Item 1A, “Risk Factors,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Holding Company Liquidity

          As holding companies, XL-Ireland and XL-Cayman have no operations of their own and their assets consist primarily of investments in subsidiaries. Accordingly, XL-Ireland’s and XL-Cayman’s future cash flows largely depend on the availability of dividends or other statutorily permissible payments from subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries and states in which these subsidiaries operate, including, among others, the Cayman Islands, Bermuda, the United States, New York, Ireland, Switzerland and the U.K. See Item 8, Note 23, “Statutory Financial Data,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion and details regarding the dividend capacity of the Company’s major operating subsidiaries. See also Item 1A, “Risk Factors – Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends, make payments on our debt securities and make other payments,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The ability to pay such dividends is also limited by the regulations of the Society of Lloyd’s and certain contractual provisions. No assurance can be given that the Company’s subsidiaries will pay dividends in the future to XL-Ireland and XL-Cayman.

          Under Irish law, share premium was required to be converted to “distributable reserves” for the Company to have the ability to pay cash dividends and redeem and buyback shares following the Redomestication. On July 23, 2010, the Irish High Court approved XL-Ireland’s conversion of share premium to $5.0 billion of distributable reserves, subject to the completion of certain formalities under Irish Company law. These formalities were completed in early August 2010. At March 31, 2012, XL-Ireland had $4.0 billion in distributable reserves.

          During 2009, management changed the internal ownership structure of certain of the Company’s operating subsidiaries in Bermuda and Ireland in order to more efficiently utilize capital and to improve overall liquidity. In connection with these changes, certain dividends were paid to XL-Cayman by operating subsidiaries. At March 31, 2012, XL-Ireland and XL-Cayman held cash and investments, net of liabilities associated with cash sweeping arrangements, of $9.4 million and $1.1 billion, respectively, compared to $1.6 million and $2.0 billion, respectively, at December 31, 2011.

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

          All outstanding debt of the Company at March 31, 2012 and December 31, 2011 was issued by XL-Cayman except for the $600 million XLCFE Notes which were issued by XL Capital Finance (Europe) plc (“XLCFE”) and were repaid at maturity on January 15, 2012. Both XL-Cayman and XLCFE are wholly-owned subsidiaries of XL-Ireland. XL-Cayman’s outstanding debt is fully and unconditionally guaranteed by XL-Ireland. The Company’s ability to obtain funds from its subsidiaries to satisfy any of its obligations under guarantees is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the Company operates, including, among others, Bermuda, the United States, Ireland, Switzerland and the U.K. At December 31, 2011, required statutory capital and surplus for the principal operating subsidiaries of the Company was $6.7 billion.

          XL-Ireland and its subsidiaries provide no guarantees or other commitments (express or implied) of financial support to the Company’s subsidiaries or affiliates, except for such guarantees or commitments that are in writing.

          See also the Unaudited Consolidated Statements of Cash Flows in Item 1, Financial Statements included herein.

Sources of Liquidity for the Company

          At March 31, 2012, the consolidated Company had cash and cash equivalents of approximately $2.5 billion as compared to approximately $3.8 billion at December 31, 2011. There are three main sources of cash flows for the Company – those provided by operations, investing activities and financing activities.

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

          During the three months ended March 31, 2012, net cash flows provided by operating activities were $153.4 million compared to net cash flows provided by operating activities of $63.3 million for the same period in 2011. The operating cash increase was primarily due to the net income in the three months ended March 31, 2012 compared to a loss in the same period of 2011 and from a reduction in unpaid losses and loss expenses due to the natural catastrophe reserves established in the three months ended March 31, 2011 which were paid out during that year.

          Investing Cash Flows

          Generally, positive cash flow from operations and financing activities is invested in the Company’s investment portfolio, including affiliates or acquisition of subsidiaries.

          Net cash used in investing activities was $762.1 million in the three months ended March 31, 2012 compared to net cash provided of $500.1 million for the same period in 2011. These cash flows were mainly associated with the normal purchase and sale of portfolio investments.

          Certain of the Company’s invested assets are held in trust and pledged in support of insurance and reinsurance liabilities. Such pledges are largely required by the Company’s operating subsidiaries that are “non-admitted” under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. Also, certain deposit liabilities and annuity contracts require the use of pledged assets. As further outlined in Item 1, Note 5, “Investments — Pledged Assets,” to the Unaudited Consolidated Financial Statements included herein, certain assets of the investment portfolio are collateralized for the Company’s letter of credit facilities. At March 31, 2012 and December 31, 2011, the Company had $17.6 billion and $17.2 billion in pledged assets, respectively.

          Financing Cash Flows

          Cash flows related to financing activities include ordinary and preferred share related transactions, the payment of dividends, the issue or repayment of preferred ordinary shares and deposit liability transactions. During the three months ended March 31, 2012, net cash flows used in financing activities were $735.2 million. Net cash outflows related primarily to the buybacks of the Company’s ordinary shares and repayment of debt as described below.

          On February 27, 2012, the Company announced that its Board of Directors approved a share buyback program, authorizing the Company to purchase up to $750 million of its ordinary shares. This authorization replaced the approximately $190 million remaining under the share buyback program that was authorized in November 2010 as described in further detail in Item 8, Note 18, “Share Capital,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. During the three months ended March 31, 2012, the Company purchased and canceled 4.7 million ordinary shares under the new program for $100.0 million. All share buybacks were carried out by way of redemption in accordance with Irish law and the Company’s constitutional documents. All shares so redeemed were canceled upon redemption. At March 31, 2012, $650.0 million remained available for purchase under the new program.

          On January 15, 2012, the $600 million principal amount outstanding on the XLCFE Notes, which were issued by XLCFE, was repaid at maturity. For further detail see Item 1, Note 8, “Notes Payable and Debt Financing Arrangements,” to the Unaudited Consolidated Financial Statements included herein.

          In addition, the Company maintains credit facilities which provide liquidity. Details of these facilities are described below in “Capital Resources.”

Capital Resources

          At March 31, 2012 and December 31, 2011, the Company had total shareholders’ equity of $11.1 billion and $10.8 billion, respectively. In addition to ordinary share capital, the Company depends on external sources of financing to support its underwriting activities in the form of:

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

          Continued consolidation within the banking industry may result in the aggregate amount of credit provided to the Company being reduced. The Company attempts to mitigate this risk by identifying and/or selecting additional banks that can participate in the credit facilities upon renewal. See Item 1A, “Risk Factors,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

          The following table summarizes the components of the Company’s current capital resources at March 31, 2012 and December 31, 2011:

(U.S. dollars in thousands)	March 31, 2012	December 31, 2011

Series D preference ordinary shares	$345,000	$345,000
Series E preference ordinary shares	999,500	999,500
Ordinary share capital	9,710,022	9,411,658

Total ordinary and non-controlling interests capital	$11,054,522	$10,756,158
Notes payable and debt	1,665,048	2,264,618

Total capital	$12,719,570	$13,020,776

          Ordinary Share Capital

          The following table reconciles the opening and closing ordinary share capital positions at March 31, 2012 and December 31, 2011:

(U.S. dollars in thousands)	March 31, 2012	December 31, 2011

Ordinary shareholders’ equity – beginning of period	$9,411,658	$9,597,473
Net income (loss) attributable to XL Group plc	176,628	(474,760)
Share buybacks	(100,490)	(667,022)
Share issues	15	573,015
Ordinary share dividends	(34,830)	(138,978)
Change in accumulated other comprehensive income	248,452	482,269
Share based compensation and other	8,589	39,661

Ordinary shareholders’ equity – end of period	$9,710,022	$9,411,658

          Debt

          The following tables present the Company’s debt under outstanding securities and lenders’ commitments at March 31, 2012:

				Payments Due by Period

(U.S. dollars in thousands)	Commitment/ Debt	In Use/ Outstanding	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years

4-year revolver	$1,000,000	$-	2015	$-	$-	$-	$-
5.25% Senior Notes	600,000	597,732	2014	-	600,000	-	-
5.75% Senior Notes	400,000	396,066	2021	-	-	-	400,000
6.375% Senior Notes	350,000	348,619	2024	-	-	-	350,000
6.25% Senior Notes	325,000	322,631	2027	-	-	-	325,000

	$2,675,000	$1,665,048		$-	$600,000	$-	$1,075,000

Adjustment to carrying value - impact of fair value hedges		$9,605

Total		$1,674,653

           “In Use” and “Outstanding” data represent March 31, 2012 accreted values. “Payments Due by Period” data represent ultimate redemption values.

          In addition, see Item 1, Note 13, “Notes Payable and Debt and Financing Arrangements,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for further information.

          At March 31, 2012, banks and investors provided the Company and its subsidiaries with $2.7 billion of debt capacity, of which $1.7 billion was utilized by the Company. These facilities consist of:

•	a revolving credit facility of $1.0 billion.

•

senior unsecured notes of approximately $1.7 billion. These notes require the Company to pay a fixed rate of interest during their terms. At March 31, 2012, there were four outstanding issues of senior unsecured notes:

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

          Preferred Shares and Non-controlling Interest in Equity of Consolidated Subsidiaries

          Neither the Redeemable Series C preference ordinary shares nor the Series E preference ordinary shares were transferred from XL-Cayman to XL-Ireland in the Redomestication. Accordingly, subsequent to July 1, 2010, these instruments represent non-controlling interests in the consolidated financial statements of the Company and have been reclassified to non-controlling interest in equity of consolidated subsidiaries. See Item 8, Note 1, “General,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for further information. During the third quarter of 2011, all Redeemable Series C preference ordinary shares were purchased and canceled. At March 31, 2012, the face value of the outstanding Series E preference ordinary shares was $999.5 million.

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

          Letter of Credit Facilities and other sources of collateral

          At March 31, 2012, the Company had five letter of credit (“LOC”) facilities in place with total availability of $4.0 billion, of which $1.8 billion was utilized.

				Amount of Commitment Expiration by Period

(U.S. dollars in thousands)	Commitment/ Debt	In Use/ Outstanding	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years

LOC Facility (1)	$1,000,000	$815,795	$2014	$-	$815,795	$-	$-
LOC Facility (2) (3)	1,350,000	116,664	2015	-	-	116,664	-
LOCFacility (3)	650,000	377,761	2015	-	-	377,761	-
LOC Facility	750,000	347,708	Continuous	-	-	-	347,708
LOC Facility	250,000	116,323	Continuous	-	-	-	116,323

Five LOC facilities	$4,000,000	$1,774,251		$-	$815,795	$494,425	$464,031

(1)	The Company has the option to increase the size of the March 2011 Credit Agreement by an additional $500 million.
(2)	This letter of credit facility includes $1.0 billion that is also included in the “4-year revolver” listed under Notes Payable and Debt.
(3)	The Company has the option to increase the size of the facilities under the December 2011 Credit Agreements by an additional $500 million across both such facilities.

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

          Other

          For information regarding cross-default and certain other provisions in the Company’s debt and convertible securities documents, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cross-Default and Other Provisions in Debt Instruments,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and the Company’s Current Report on Form 8-K filed on March 28, 2011.

          See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” below.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

          The Private Securities Litigation Reform Act of 1995 (“PSLRA”) provides a “safe harbor” for forward-looking statements. Any prospectus, prospectus supplement, the Company’s Annual Report to ordinary shareholders, any proxy statement, any Form 10-K, Form 10-Q or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to the Company in general, and to the insurance and reinsurance sectors in particular (both as to underwriting and investment matters). Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “will,” “may” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.

          All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following: (i) changes in the size of the Company’s claims relating to natural or man-made catastrophe losses due to the preliminary nature of some reports and estimates of loss and damage to date; (ii) trends in rates for property and casualty insurance and reinsurance; (iii) the timely and full recoverability of reinsurance placed by the Company with third parties, or other amounts due to the Company; (iv) changes in ratings, rating agency policies or practices; (v) changes in the projected amount of ceded reinsurance recoverables and the ratings and creditworthiness of reinsurers; (vi) the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by the Company; (vii) the Company’s ability to successfully implement its business strategy especially during a “soft” market cycle; (viii) increased competition on the basis of pricing, capacity, coverage terms or other factors, which could harm the Company’s ability to maintain or increase its business volumes or profitability; (ix) greater frequency or severity of claims and loss activity than the Company’s underwriting, reserving or investment practices anticipate based on historical experience or industry data; (x) changes in general economic conditions, including the effects of inflation on the Company’s business, including on pricing and reserving, and changes in interest rates, credit spreads, foreign currency exchange rates and future volatility in the world’s credit, financial and capital markets that adversely affect the performance and valuation of the Company’s investments or access to such markets; (xi) developments, including uncertainties related to the ability of Euro-zone countries to service existing debt obligations and the strength of the Euro as a currency and to the financial condition of counterparties, reinsurers and other companies that are at risk of bankruptcy; (xii) the potential impact on the Company from government-mandated insurance coverage for acts of terrorism; (xiii) the potential for changes to methodologies, estimations and assumptions that underlie the valuation of the Company’s financial instruments that could result in changes to investment valuations; (xiv) changes to the Company’s assessment as to whether it is more likely than not that the Company will be required to sell, or has the intent to sell, available for sale debt securities before their anticipated recovery; (xv) the availability of borrowings and letters of credit under the Company’s credit facilities; (xvi) the ability of the Company’s subsidiaries to pay dividends to XL Group plc and XLIT Ltd.; (xvii) the potential effect of regulatory developments in the jurisdictions in which the Company operates, including those which could impact the financial markets or increase the Company’s business costs and required capital levels; (xviii) changes in regulations or laws applicable to XL Group plc or its subsidiaries, brokers or customers; (xix) acceptance of the Company’s products and services, including new products and services; (xx) changes in the availability, cost or quality of reinsurance; (xxi) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xxii) loss of key personnel; (xxiii) changes in accounting policies or practices or the application thereof; (xxiv) legislative or regulatory developments including, but not limited to, changes in regulatory capital balances that must be maintained by the Company’s operating subsidiaries and governmental actions for the purpose of stabilizing the financial markets; (xxv) the effects of mergers, acquisitions and divestitures; (xvi) developments related to bankruptcies of companies insofar as they affect property and casualty insurance and reinsurance coverages or claims that the Company may have as a counterparty; (xxvii) changes in applicable tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof; (xxviii) the effects of business disruption or economic contraction due to war, terrorism or other hostilities; (xxix) the Company’s ability to realize the expected benefits from the redomestication; and (xxx) the other factors set forth in Item 1A, “Risk Factors,” and the Company’s other documents on file with the SEC. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by the federal securities laws.

ANNUALIZED RETURN ON ORDINARY SHAREHOLDERS’ EQUITY CALCULATION

          The following is a reconciliation of the Company’s annualized return on ordinary shareholders’ equity for the three months ended March 31, 2012 and 2011 to annualized net income (loss) attributable to ordinary shareholders:

	Three Months Ended March 31,
(U.S. dollars in thousands, except percentages)	2012	2011

Opening shareholders’ equity	$10,756,130	$10,599,769
Less: Non-controlling interest in equity of consolidated subsidiaries	(1,344,472)	(1,002,296)

Opening ordinary shareholders’ equity	$9,411,658	$9,597,473

Closing shareholders’ equity	11,054,489	10,255,716
Less: Non-controlling interest in equity of consolidated subsidiaries	(1,344,467)	(1,001,798)

Closing ordinary shareholders’ equity	$9,710,022	$9,253,918

Average ordinary shareholders’ equity	9,560,840	9,425,695

Net income (loss) attributable to ordinary shareholders	176,628	(227,284)
Annualized net income (loss) attributable to ordinary shareholders	706,512	(909,136)

Annualized return on ordinary shareholders’ equity - Net income (loss) attributable to ordinary shareholders	7.4%	(9.6)%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

          The following discussion should be read in conjunction with “Quantitative and Qualitative Disclosures about Market Risk,” presented under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

          The Company may enter into derivatives and other financial instruments primarily for risk management purposes. For example, the Company may use derivatives to hedge foreign exchange and interest rate risk related to its consolidated net exposures. From time to time, the Company may also use instruments such as futures, options, interest rate swaps, credit default swaps and foreign currency forward contracts to manage the risk of interest rate changes, credit deterioration, foreign currency exposures, and other market related exposures as well as to obtain exposure to a particular financial market. Historically, the Company entered into credit derivatives outside of the investment portfolio in conjunction with the legacy financial guarantee and financial products operations. The Company attempts to manage the risks associated with derivative use with guidelines established by senior management. Derivative instruments are carried at fair value with the resulting changes in fair value recognized in income in the period in which they occur. For further information, see Item 1, Note 6, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements included herein.

          This risk management discussion and the estimated amounts generated from the sensitivity and VaR analyses presented in this document are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these estimated results due to, among other things, actual developments in the global financial markets and changes in the composition of the Company’s investment portfolio. The results of analysis used by the Company to assess and mitigate risk should not be considered projections of future events of losses. See Item 2, “Cautionary Note Regarding Forward-Looking Statements.”

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

          Foreign currency exchange rate risk in general is reviewed as part of the Company’s risk management framework. Within its asset liability framework for the investment portfolio, the Company pursues a general policy of holding the assets and liabilities in the same currency and, as such, the Company is not generally exposed to the risks associated with foreign exchange movements within its investment portfolio as currency impacts on the assets are generally matched by corresponding impacts on the related liabilities. However, locally-required capital levels are invested in local currencies in order to satisfy regulatory requirements and to support local insurance operations and are not matched by related liabilities. Foreign exchange contracts within the investment portfolio may be utilized to manage individual portfolio foreign exchange exposures, subject to investment management service providers’ guidelines established by management. Where these contracts are not designated as specific hedges for financial reporting purposes, realized and unrealized gains and losses are recorded in income in the period in which they occur. These contracts generally have maturities of three months or less. The Company may also attempt to manage the foreign exchange volatility arising on certain transactions denominated in foreign currencies. These include, but are not limited to, premium receivable, reinsurance contracts, claims payable and investments in subsidiaries.

          The principal currencies creating foreign exchange risk for the Company are the U.K. sterling, the Euro, the Swiss franc and the Canadian dollar. The following table provides more information on the Company’s net exposures to its principal foreign currencies at March 31, 2012 and December 31, 2011:

(Foreign Currency in Millions)	March 31, 2012	December 31, 2011

Euro	2.4	52.0
U.K. Sterling	180.1	35.1
Swiss Franc	151.0	153.7
Canadian Dollar	193.5	222.5

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

          Credit Risk – Investment Portfolio

          Credit risk in the investment portfolio is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries and countries. A widening of credit spreads will increase the net unrealized loss position, will increase losses associated with credit based non-qualifying derivatives where the Company assumes credit exposure, and, if issuer credit spreads increase significantly for an extended period of time and in a period of increasing defaults, would also likely result in higher other-than-temporary impairments. All else held equal, credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. In addition, market volatility can make it difficult to value certain of the Company’s securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes that could have a material adverse effect on the Company’s consolidated results of operations or financial condition. The credit spread duration in the Company’s fixed income portfolio, excluding the impact of the HTM election, was 3.9 years at December 31, 2011.

          The Company manages credit risk in the investment portfolio, including fixed income, alternative and short-term investment, through the credit research performed primarily by the investment management service providers. The management of credit risk in the investment portfolio is also fully integrated in the Company’s credit risk management governance framework and the management of credit exposures and concentrations within the investment portfolio is carried out in accordance with the Company’s risk policies, philosophies, appetites, limits and risk concentrations delegated to the investment portfolio. In the investment portfolio, the Company reviews on a regular basis its asset concentration, credit quality and adherence to the Company’s credit limit guidelines. Any issuer over its credit limits, experiencing financial difficulties, material credit quality deterioration or potentially subject to forthcoming credit quality deterioration is placed on a watch list for closer monitoring. Where appropriate, exposures are reduced or prevented from increasing.

          The table below shows the Company’s aggregate fixed income portfolio by credit rating in percentage terms of the Company’s aggregate fixed income exposure (including fixed maturities, short-term investments, cash and cash equivalents and net payable for investments purchased) at March 31, 2012.

Percentage of Aggregated Fixed Income Portfolio (1)(2)

AAA	50.0%
AA	15.9%
A	22.5%
BBB	8.8%
BB or Below	2.7%
NR	0.1%

Total	100.0%

(1)	Included in the above are $198.7 million or 0.6% of the portfolio that represents medium term notes rated at the average credit rating of the underlying asset pools backing the notes.
(2)

The credit ratings above were principally determined based on the weighted average rating of the individual securities from Standard & Poor’s, Moody’s Investors Service and Fitch Ratings (where available). U.S. Agency debt and related mortgage backed securities, whether with implicit or explicit government support, reflect the credit quality rating of the U.S. government for the purpose of these calculations.

          At March 31, 2012, the average credit quality of the Company’s aggregate fixed income investment portfolio was “Aa2/AA”. The calculation of average credit quality excludes operating cash. The Company’s $9.4 billion portfolio of government and government related, agency, sovereign and cash holdings were rated “AAA” at March 31, 2012. The Company’s $11.8 billion portfolio of corporates is rated “A.” The Company’s $9.4 billion structured credit portfolio is “AA+” rated.

          The Company is closely monitoring its corporate financial bond holdings given the events of the past four years. The table below summarizes the Company’s significant exposures (defined as bonds issued by financial institutions with an amortized cost in excess of $50.0 million) to corporate bonds of financial issuers including Covered Bonds held within its AFS and HTM investment portfolio at March 31, 2012, representing both amortized cost and net unrealized gains (losses):

	March 31, 2012

(U.S. dollars in millions) Issuer (by Global Ultimate Parent) (1)	Weighted Average Credit Quality (2)		Amortized Cost	Unrealized Gain/ (Loss)

Rabobank Nederland NV	$	AA+	$172.5	$1.0
Lloyds Banking Group plc		AA+	149.4	3.1
The Goldman Sachs Group, Inc.		A	130.8	-
Bank of America Corporation		A-	128.8	(2.3)
National Australia Bank Limited		AA-	125.8	(1.0)
HSBC Holdings plc		A+	122.0	(5.9)
JPMorgan Chase & Co.		A+	119.3	(3.4)
Citigroup Inc.		A-	105.8	(0.1)
The Bank of Nova Scotia		AA+	102.6	3.6
Morgan Stanley		A	98.2	0.3
Wells Fargo & Company		A+	90.7	3.3
Australia and New Zealand Banking Group Limited		AA-	87.7	0.3
Westpac Banking Corporation		AA-	87.0	3.3
Canadian Imperial Bank of Commerce		AA+	80.3	2.7
Credit Suisse Group AG		AA-	77.9	0.8
UBS AG		A+	77.2	(0.4)
Nordea Bank AB		AA-	74.9	0.4
Standard Chartered plc		A+	74.0	-
Commonwealth Bank of Australia		AA-	72.3	0.9
BNP Paribas		AA-	69.3	0.1
Royal Bank of Canada		AA	68.6	1.7
The Bank of New York Mellon Corporation		AA-	67.7	2.1
Barclays plc		BBB+	66.2	(15.6)
Bank of Montreal		AA+	62.6	2.5
Svenska Handelsbanken AB		A+	59.5	0.1
Nationwide Building Society		AA-	58.0	(6.3)
Legal & General Group PLC		A-	56.7	(4.9)
U.S. Bancorp		A+	56.5	1.8
Government of Netherland (ABN AMRO)		AAA+	54.8	5.2
HM Government Cabinet Office (Northern Rock PLC)		AAA+	50.3	2.3

(1)	Includes Covered Bonds.
(2)

The credit rating for each asset reflected above was principally determined based on the weighted average rating of the individual securities from Standard & Poor’s, Moody’s Investors Service and Fitch Ratings. U.S. Agency debt, whether with implicit or explicit government support, reflect the credit quality rating of the U.S. government for the purpose of these calculations.

          Within the Company’s corporate financial bond holdings, the Company is further monitoring its exposures to hybrid securities, representing Tier One and Upper Tier Two securities of various financial institutions. The following table summarizes the top ten exposures to hybrid securities, listed by amortized cost representing both amortized cost and unrealized (losses):

	March 31, 2012

(U.S. dollars in millions) Issuer (by Global Ultimate Parent)	Tier One Amortized Cost	Upper Tier Two Amortized Cost	Total Amortized Cost	Net Unrealized (Loss)

Barclays, Plc	$11.6	$51.9	$63.5	$(15.6)
JP Morgan Chase & Co	30.5	-	30.5	(8.2)
Zurich Financial Services AG	1.0	26.3	27.3	(2.1)
HSBC Holdings PLC	27.2	-	27.2	(3.7)
Aviva PLC.	5.5	20.2	25.7	(6.8)
Legal & General Group Plc	-	25.3	25.3	(4.2)
Nationwide Building Society	25.3	-	25.3	(6.6)
Standard Life Plc	21.9	-	21.9	(3.3)
RSA Insurance Group Plc	-	21.1	21.1	(2.0)
Mitsubishi UFJ Financial Group, Inc.	21.0	-	21.0	(0.3)

Total	$144.0	$144.8	$288.8	$(52.8)

          At March 31, 2012, the top 10 corporate holdings, which exclude government guaranteed and government sponsored enterprises, represented approximately 5.0% of the aggregate fixed income portfolio and approximately 13.2% of all corporate holdings. The top 10 corporate bond holdings listed below represent the direct exposure to the corporations listed below, including their subsidiaries, and excludes any securitized, credit enhanced and collateralized asset or mortgage-backed securities, cash and cash equivalents, pooled notes and any over-the-counter (“OTC”) derivative counterparty exposures, if applicable but does include Covered Bonds.

Top 10 Corporate Holdings (1)	Percentage of Aggregate Fixed Income Portfolio

Wal-Mart Stores Inc.	0.6%
Pfizer Inc.	0.6%
Rabobank Nederland NV	0.5%
General Electric Company	0.5%
The Proctor & Gamble Company	0.5%
AT&T Inc.	0.5%
BP PLC	0.4%
Glaxosmithkline PLC	0.4%
The Goldman Sachs Group, Inc	0.4%
Pepsico, Inc	0.4%

(1)	Corporate issuers exclude government related/government guaranteed and supported enterprises and cash and cash equivalents.

          At March 31, 2012, the top 5 corporate sector exposures listed below represented 29.4% of the aggregate fixed income investment portfolio and 80.1% of all corporate holdings.

(U.S. dollars in millions) Top 5 Sector Exposures	Fair Value	Percentage of Aggregate Fixed Income Portfolio

Financials (1)	$3,444.7	10.7%
Consumer, Non-Cyclical	2,328.0	7.2%
Utilities	1,597.7	5.0%
Communications	1,086.9	3.4%
Industrial	997.4	3.1%

Total	$9,454.7	29.4%

(1)	Government-guaranteed paper and Covered Bonds have been excluded from the above figures.

          Within the Company’s fixed income portfolios, the Company is further monitoring its exposures to holdings representing risk in certain Euro-zone countries (Greece, Italy, Ireland, Portugal and Spain). In particular, the Company has government holdings of $28.3 million, corporate holdings of $214.4 million (financials $6.2 million, non-financials $208.2 million) and structured credit holdings totaling $22.4 million in GIIPS. The non-financial corporate holdings primarily consist of securities issued by multinational companies with low reliance on local economics and systemically important industries such as utilities and telecoms. For further detail on the Company’s exposure to the Euro-zone sovereign debt crisis please refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – European Sovereign Debt Crisis.”

          The Company also has exposure to credit risk associated with its mortgage-backed and asset-backed securities. The table below shows the breakdown of the $9.4 billion structured credit portfolio, of which 79.7% is AAA rated:

(U.S. dollars in millions)	Fair Value	Percentage of Structured Portfolio

CMBS	$957.1	10.2%
Non-Agency RMBS	715.1	7.6%
Core CDO (non-ABS CDOs and CLOs)	645.3	6.9%
Other ABS (1)	1,649.6	17.6%
Agency RMBS	5,394.2	57.7%

Total	$9,361.3	100.0%

(1)	Includes Covered Bonds.

          Credit Risk – Other

          Credit derivatives are purchased within the Company’s investment portfolio, have been sold through a limited number of contracts written as part of the Company’s previous XL financial lines business, and were previously entered into through the Company’s prior reinsurance agreements with Syncora. From time to time, the Company may purchase credit default swaps to hedge an existing position or concentration of holdings. The credit derivatives are recorded at fair value. For further details with respect to the Company’s exposure to Credit derivatives see Item 1, Note 6, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements included herein.

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

Equity Price Risk

          Equity price risk is the potential loss arising from changes in the market value of equities. The Company’s equity investment portfolio is exposed to equity price risk. At March 31, 2012, the Company’s equity portfolio was approximately $533.1 million as compared to $376.6 million at December 31, 2011. This excludes fixed income fund investments of $98.0 million that generally do not have the risk characteristics of equity investments but are treated as equity investments under GAAP. At March 31, 2012 and December 31, 2011, the Company’s direct allocation to equity securities was 1.5% and 1.1%, respectively, of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased.) The Company also estimates the equity risk embedded in certain alternative and private investments. Such estimates are derived from market exposures provided to the Company by certain individual fund investments and/or internal statistical analyses.

Other Market Risks

          The Company’s private investment portfolio is invested in limited partnerships and other entities that are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments, and risks specific to startup or small companies. At March 31, 2012, the Company’s exposure to private investments, excluding unfunded commitments, was $305.7 million, representing 0.9% of the fixed income portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) compared to $288.4 million at December 31, 2011.

          The Company’s alternative investment portfolio, which is exposed to equity and credit risk as well as certain other market risks, had a total exposure of $1,175.5 million representing approximately 3.3% of the investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) at March 31, 2012, as compared to December 31, 2011, when the Company had a total exposure of $1,027.2 million representing approximately 3.1% of the investment portfolio.

          At March 31, 2012, bond and stock index futures outstanding had a net long position of $46.4 million as compared to a net long position of $12.6 million at December 31, 2011. The Company may reduce its exposure to these futures through offsetting transactions, including options and forwards.

          As noted above, the Company also invests in certain derivative positions that can be impacted by market value movements. For further details on derivative instruments see Item 1, Note 6, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements included herein.

Sensitivity and Value-at-Risk Analysis

          The table below summarizes the Company’s assessment of the estimated impact on the value of the Company’s investment portfolio at March 31, 2012 associated with an immediate and hypothetical: +100bps increase in interest rates, a -10% decline in equity markets, a +100bps widening in spreads and a +10% widening in spreads. The table also reports the 95%, 1-year VaRs for the Company’s investment portfolios at March 31, 2012, excluding foreign exchange.

          The interest rate, spread risk, and VaR referenced in the table below include the impact of market movements on the Company’s held to maturity fixed maturities from the Company’s Life investment portfolios. While the market value of these holdings is sensitive to prevailing interest rates and credit spreads, the Company’s book value is not impacted as these holdings are carried at amortized cost. At March 31, 2012, if the Company were to exclude these impacts in order to present the impact of these risks to the Company’s book value, the interest rate risk would be reduced by approximately $301.6 million, absolute spread risk would be reduced by approximately $203.3 million, relative spread risk would be reduced by approximately $27.4 million, and VaR would be reduced by approximately $374.0 million.

          The table below excludes the impact of foreign exchange rate risk on the Company’s investment portfolio. The Company’s investment strategy incorporates asset-liability management, and, accordingly, any foreign exchange movements impact the assets and liabilities equally. See “Foreign Currency Exchange Rate Risk,” for further details. The Company considers that the investment portfolio VaR estimated results as well as the P&C and Life investment portfolios VaR estimated results excluding foreign exchange rate risk are the more relevant and appropriate metrics to consider when assessing the actual risk of the investment portfolio.

          The estimated results below also do not include any risk contributions from our various operating affiliates (strategic, investment manager or financial operating affiliates) or certain other investments that are carried at amortized cost.

(U.S. dollars in millions)	Interest Rate Risk (1)	Equity Risk (2)	Absolute Spread Risk (3)	Relative Spread Risk (4)	VaR (5), (6)

Total Investment Portfolio (7)	$(1,357.5)	$(112.4)	$(1,293.0)	$(209.7)	$1,265.8
A. P&C Investment Portfolio	$(811.1)	$(112.4)	$(822.7)	$(107.6)	$698.4
(I) P&C Fixed Income Portfolio	(811.1)	—	(822.7)	(107.6)	708.4
(a) Cash & Short Term Investments	(7.8)	—	—	—	3.3
(b) Total Government Related	(298.6)	—	(200.5)	(9.2)	249.7
(c) Total Corporate Credit	(285.1)	—	(320.4)	(44.2)	281.4
(d) Total Structured Credit	(219.6)	—	(302.8)	(54.2)	218.1
(II) P&C Non-Fixed Income Portfolio	—	(112.4)	—	—	195.5
(e) Equity Portfolio	—	(57.2)	—	—	120.9
(f) Alternative Portfolio	—	(24.3)	—	—	78.1
(g) Private Investments	—	(31.0)	—	—	57.0
B. Life Investment Portfolio	$(538.5)	$—	$(434.5)	$(98.7)	$636.8
(III) Life Fixed Income Portfolio	(538.5)	—	(434.5)	(98.7)	636.8
(i) Cash & Short Term Investments	—	—	—	—	0.1
(j) Total Government Related	(222.1)	—	(85.0)	(6.3)	261.2
(k) Total Corporate Credit	(261.8)	—	(286.3)	(71.9)	320.7
(l) Total Structured Credit	(54.7)	—	(63.2)	(20.5)	73.1
(IV) Life Non-Fixed Income Portfolio	—	—	—	—	—

(1)	The estimated impact on the fair value of the Company’s fixed income portfolio of an immediate hypothetical +100 bps adverse parallel shift in global bond curves.
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

(3)

The estimated impact on the fair value of the Company’s fixed income portfolio of an immediate hypothetical +100 basis point increase in all global government related corporate and structured credit spreads to which the Company’s fixed income portfolio is exposed. This excludes exposure to credit spreads in the Company’s alternative investments, private investments and counterparty exposure.

(4)

The estimated impact on the fair value of the Company’s fixed income portfolio of an immediate hypothetical +10% increase in all global government related corporate and structured credit spreads to which the Company’s fixed income portfolio is exposed. This excludes exposure to credit spreads in the Company’s alternative investments, private investments and counterparty exposure.

(5)

The VaR results are based on a 95% confidence interval, with a one-year holding period, excluding foreign exchange rate risk. The Company’s investment portfolio VaR at March 31, 2012 is not necessarily indicative of future VaR levels.

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

          Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

          The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures pursuant to Rules 13a-15 or 15d-15 promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that all material information relating to the Company required to be included in this report has been made known to them in a timely fashion.

          Changes in Internal Control Over Financial Reporting

          There have been no changes in internal control over financial reporting identified in connection with the Company’s evaluation required pursuant to Rules 13a-15 or 15d-15 promulgated under the Securities Exchange Act of 1934, as amended, that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

          The Company is subject to legal proceedings and claims, as described in its Annual Report on Form 10-K for the year ended December 31, 2011. Material developments to such proceedings during the three months ended March 31, 2012 are described below.

          In August 2005, plaintiffs in a proposed class action (the “Class Action”) that was consolidated into a multidistrict litigation in the United States District Court for the District of New Jersey, captioned In re Brokerage Antitrust Litigation, MDL No. 1663, Civil Action No. 04-5184 (the “MDL”), filed a consolidated amended complaint (the “Amended Complaint”), which named as new defendants approximately 30 entities, including Greenwich Insurance Company, Indian Harbor Insurance Company and XL-Cayman (the “XL Defendants”). In the MDL, the Class Action plaintiffs asserted various claims purportedly on behalf of a class of commercial insureds against approximately 113 insurance companies and insurance brokers through which the named plaintiffs allegedly purchased insurance. The Amended Complaint alleged that the defendant insurance companies and insurance brokers conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements and asserted statutory claims under the Sherman Act, various state antitrust laws and the Racketeer Influenced and Corrupt Organizations Act (“RICO”), as well as common law claims alleging breach of fiduciary duty, aiding and abetting a breach of fiduciary duty and unjust enrichment. By Opinion and Order dated August 31, 2007, the District Court dismissed the Sherman Act claims with prejudice and, by Opinion and Order dated September 28, 2007, the District Court dismissed the RICO claims with prejudice. The plaintiffs then appealed both Orders to the U.S. Court of Appeals for the Third Circuit. On August 16, 2010, the Third Circuit affirmed in large part the District Court’s dismissal. The Third Circuit reversed the dismissal of certain Sherman Act and RICO claims alleged against several defendants including the XL Defendants but remanded those claims to the District Court for further consideration of their adequacy. In light of its reversal and remand of certain of the federal claims, the Third Circuit also reversed the District Court’s dismissal (based on the District Court’s declining to exercise supplemental jurisdiction) of the state-law claims against all defendants. On October 1, 2010, the remaining defendants, including the XL Defendants, filed motions to dismiss the remanded federal claims and the state-law claims. The motions were fully briefed in November 2010. In May 2011, a majority of the remaining defendants, including the XL Defendants, executed a formal Settlement Agreement with the Class Action plaintiffs to settle the Class Action and dismiss all claims with prejudice. The settlement was approved by the District Court by Order dated March 30, 2012. The XL Defendants’ portion of the defendants’ aggregate settlement payment is $6.75 million. Certain objectors have filed appeals from the District Court’s March 30, 2012 Order approving the settlement.

          Various XL entities have been named as defendants in three of the many tag-along actions that have been consolidated into the MDL for pretrial purposes. The complaints in these tag-along actions make allegations similar to those made in the Amended Complaint but do not purport to be class actions. On April 4, 2006, a tag-along complaint was filed in the U.S. District Court for the Northern District of Georgia on behalf of New Cingular Wireless Headquarters LLC and several other corporations and remains pending against approximately 100 defendants, including Greenwich Insurance Company, XL Specialty Insurance Company, XL Insurance America, Inc., XL Insurance Company Limited and XL-Cayman. On or about May 21, 2007, a tag-along complaint was filed in the U.S. District Court for the District of New Jersey on behalf of Henley Management Company, Big Bear Properties, Inc., Northbrook Properties, Inc., RCK Properties, Inc., Kitchens, Inc., Aberfeldy LP and Payroll and Insurance Group, Inc. against multiple defendants, including “XL Winterthur International.” On October 12, 2007, a complaint in a third tag-along action was filed in the U.S. District Court for the Northern District of Georgia by Sears, Roebuck & Co., Sears Holdings Corporation, Kmart Corporation and Lands’ End Inc. against many named defendants including X.L. America, Inc., XL Insurance America, Inc., XL Specialty Insurance Company and XL Insurance (Bermuda) Ltd. On October 17, 2011, the District Court lifted the stay of the tag-along actions, including the three in which the XL entities are named defendants. On April 30, 2012, the District Court set a pre-trial litigation schedule governing both the tag-along actions and the Class Action plaintiffs’ claims against the remaining non-settling defendants.

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

          Legal actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses in amounts exceeding recognized reserves having a material adverse effect on the Company’s position or liquidity at March 31, 2012.

ITEM 1A.	RISK FACTORS

          Refer to Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for further information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          (c) Purchases of Equity Securities by the Issuer and Affiliate Purchasers

          The following table provides information about purchases by the Company during the three months ended March 31, 2012 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)

January	4,135	$19.77	—	$190.5 million
February	15,858	20.61	—	750.0 million
March	4,730,334	21.14	4,730,334	650.0 million

Total	4,750,327	$21.13	4,730,334	$650.0 million

(1)

Shares purchased in connection with the vesting of restricted shares granted under the Company’s restricted stock plan do not represent shares purchased as part of publicly announced plans or programs. All such purchases were made in connection with satisfying tax withholding obligations of those employees. These shares were not purchased as part of the Company’s share buyback programs noted below.

(2)

On February 27, 2012, the Company announced that its Board of Directors approved a new share buyback program, authorizing the Company to purchase up to $750 million of its ordinary shares. This authorization replaced the approximately $190 million remaining under the share buyback program that was authorized in November 2010. During the three months ended March 31, 2012, the Company purchased and canceled 4.7 million ordinary shares under the new program for $100.0 million. All share buybacks were carried out by way of redemption in accordance with Irish law and the Company’s constitutional documents. All shares so redeemed were canceled upon redemption. At March 31, 2012, $650.0 million remained available for purchase under the new program.

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

Date: May 9, 2012
XL Group plc
(Registrant)
/s/ MICHAEL S. MCGAVICK

Name: Michael S. McGavick
Title: Chief Executive Officer and Director
XL Group plc

Date: May 9, 2012
/s/ PETER R. PORRINO

Name: Peter R. Porrino
Title: Executive Vice President and Chief Financial Officer
XL Group plc