Form 10-Q
period 2012-06-30
XL GROUP PLC
filed 2012-08-08
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          As of August 6, 2012, there were 305,705,727 outstanding Ordinary Shares, $0.01 par value per share, of the registrant.

XL GROUP PLC

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

XL GROUP PLC

UNAUDITED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)	June 30, 2012	December 31, 2011

ASSETS
Investments:
Fixed maturities, at fair value (amortized cost: 2012: $25,442,779; 2011: $25,771,715)	$26,242,802	$26,190,025
Equity securities, at fair value (cost: 2012: $553,715; 2011: $480,685)	529,056	468,197
Short-term investments, at fair value (amortized cost: 2012: $227,321; 2011: $359,378)	227,380	359,063

Total investments available for sale	$26,999,238	$27,017,285
Fixed maturities, held to maturity at amortized cost (fair value: 2012: $3,006,992; 2011: $2,895,688)	2,716,357	2,668,978
Investments in affiliates	1,024,353	1,052,729
Other investments	1,208,220	985,262

Total investments	$31,948,168	$31,724,254
Cash and cash equivalents	3,311,146	3,825,125
Accrued investment income	323,898	331,758
Deferred acquisition costs	723,597	647,113
Ceded unearned premiums	744,548	596,895
Premiums receivable	3,107,931	2,411,611
Reinsurance balances receivable	223,187	220,017
Unpaid losses and loss expenses recoverable	3,342,628	3,654,948
Receivable from investments sold	57,549	59,727
Goodwill and other intangible assets	405,516	407,321
Deferred tax asset	132,508	115,601
Other assets	619,480	670,895

Total assets	$44,940,156	$44,665,265

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$19,961,950	$20,613,901
Deposit liabilities	1,600,595	1,608,108
Future policy benefit reserves	4,740,907	4,845,394
Unearned premiums	4,231,975	3,555,310
Notes payable and debt	1,673,921	2,275,327
Reinsurance balances payable	516,886	90,552
Payable for investments purchased	51,683	58,494
Deferred tax liability	154,497	91,104
Other liabilities	793,940	770,945

Total liabilities	$33,726,354	$33,909,135

Commitments and Contingencies
Shareholders’ Equity:
Ordinary shares, 999,990,000 authorized, par value $0.01; issued and outstanding: (2012: 305,692,155; 2011: 315,645,796)	$3,057	$3,156
Additional paid in capital	8,738,204	8,938,679
Accumulated other comprehensive income	910,760	583,064
Retained earnings (deficit)	215,788	(113,241)

Shareholders’ equity attributable to XL Group plc	$9,867,809	$9,411,658
Non-controlling interest in equity of consolidated subsidiaries	1,345,993	1,344,472

Total shareholders’ equity	$11,213,802	$10,756,130

Total liabilities and shareholders’ equity	$44,940,156	$44,665,265

See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,

(U.S. dollars in thousands, except per share data)	2012	2011	2012	2011

Revenues:
Net premiums earned	$1,486,595	$1,398,339	$2,923,013	$2,759,722
Net investment income	262,631	296,505	527,873	576,768
Realized investment gains (losses):
Net realized gains (losses) on investments sold	15,800	17,632	57,568	(11,360)
Other-than-temporary impairments on investments	(16,168)	(40,088)	(34,733)	(73,808)
Other-than-temporary impairments on investments transferred to (from) other comprehensive income	(12,025)	12,912	(14,425)	9,187

Total net realized gains (losses) on investments	$(12,393)	$(9,544)	$8,410	$(75,981)
Net realized and unrealized gains (losses) on derivative instruments	(4,300)	(10,950)	(3,598)	(7,383)
Income (loss) from investment fund affiliates	3,097	10,250	22,505	37,400
Fee income and other	11,109	10,582	20,968	19,514

Total revenues	$1,746,739	$1,695,182	$3,499,171	$3,310,040

Expenses:
Net losses and loss expenses incurred	$826,355	$823,584	$1,680,420	$2,032,449
Claims and policy benefits	131,150	137,416	252,457	270,647
Acquisition costs	218,937	215,099	443,088	403,589
Operating expenses	299,052	266,142	581,463	527,134
Exchange (gains) losses	(17,976)	(8,498)	(5,258)	1,016
Interest expense	57,360	55,099	96,658	109,246

Total expenses	$1,514,878	$1,488,842	$3,048,828	$3,344,081

Income (loss) before income tax and income (loss) from operating affiliates	$231,861	$206,340	$450,343	$(34,041)
Income (loss) from operating affiliates	22,561	46,251	38,814	59,887
Provision (benefit) for income tax	29,812	24,826	51,362	(7,971)

Net income (loss)	$224,610	$227,765	$437,795	$33,817
Non-controlling interests	(3,454)	(2,102)	(40,011)	(35,438)

Net income (loss) attributable to XL Group plc and ordinary shareholders	$221,156	$225,663	$397,784	$(1,621)

Weighted average ordinary shares and ordinary share equivalents outstanding – basic	309,765	309,184	312,442	310,325

Weighted average ordinary shares and ordinary share equivalents outstanding – diluted	312,435	341,989	315,010	310,325

Earnings (loss) per ordinary share and ordinary share equivalent – basic	$0.71	$0.73	$1.27	$(0.01)

Earnings (loss) per ordinary share and ordinary share equivalent – diluted	$0.71	$0.69	$1.26	$(0.01)

See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,

(U.S. dollars in thousands)	2012	2011	2012	2011

Net income (loss) attributable to XL Group plc	$221,156	$225,663	$397,784	$(1,621)
Change in net unrealized gains (losses) on investments, net of tax	109,333	167,827	321,657	181,206
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	1,333	8,431	16,383	32,666
Change in OTTI losses recognized in other comprehensive income, net of tax	13,996	(1,183)	26,417	24,124
Change in underfunded pension liability	167	(53)	(7)	(397)
Change in value of cash flow hedge	110	110	220	220
Foreign currency translation adjustments	(45,695)	72,741	(36,974)	84,357

Comprehensive income (loss)	$300,400	$473,536	$725,480	$320,555

See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Six Months Ended June 30,

(U.S. dollars in thousands)	2012	2011

Ordinary Shares:
Balance - beginning of year	$3,156	$3,165
Issuance of ordinary shares	9	3
Buybacks of ordinary shares	(109)	(116)
Exercise of stock options	1	-

Balance - end of period	$3,057	$3,052

Additional Paid in Capital:
Balance - beginning of year	$8,938,679	$8,993,016
Issuance of ordinary shares	1,376	976
Buybacks of ordinary shares	(225,869)	(258,787)
Exercise of stock options, net of tax	1,349	1,087
Share based compensation expense	22,669	20,008

Balance - end of period	$8,738,204	$8,756,300

Accumulated Other Comprehensive Income (Loss):
Balance - beginning of year	$583,064	$100,795
Change in net unrealized gains (losses) on investments, net of tax	321,657	181,206
Change in net unrealized gains (losses) on affiliate and investments, net of tax	16,383	32,666
Change in OTTI losses recognized in other comprehensive income, net of tax	26,417	24,124
Change in underfunded pension liability	(7)	(397)
Change in value of cash flow hedge	220	220
Foreign currency translation adjustments	(36,974)	84,357

Balance - end of period	$910,760	$422,971

Retained Earnings (Deficit):
Balance - beginning of year	$(113,241)	$500,497
Net income attributable to XL Group plc	397,784	(1,621)
Dividends on ordinary shares	(68,755)	(68,529)

Balance - end of period	$215,788	$430,347

Non-controlling Interest in Equity of Consolidated Subsidiaries:
Balance - beginning of year	$1,344,472	$1,002,296
Non-controlling interests - contribution	1,500	-
Non-controlling interests	(12)	1
Non-controlling interest share in change in accumulated other comprehensive income (loss)	33	(16)
Purchase of Series E preference ordinary shares	-	(500)

Balance - end of period	$1,345,993	$1,001,781

Total Shareholders’ Equity	$11,213,802	$10,614,451

See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

(U.S. dollars in thousands)	2012	2011

Cash flows provided by (used in) operating activities:
Net income (loss)	$437,795	$33,817
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on investments	(8,410)	75,981
Net realized and unrealized (gains) losses on derivative instruments	3,598	7,383
Amortization of premiums (discounts) on fixed maturities	75,240	42,939
(Income) loss from investment and operating affiliates	(61,319)	(97,287)
Share based compensation	27,795	22,872
Depreciation	27,479	24,248
Accretion of deposit liabilities	49,852	40,281
Unpaid losses and loss expenses	(531,503)	67,088
Future policy benefit reserves	(88,679)	(61,147)
Unearned premiums	718,750	622,665
Premiums receivable	(739,817)	(652,203)
Unpaid losses and loss expenses recoverable	300,429	57,390
Ceded unearned premiums	(153,792)	(184,010)
Reinsurance balances receivable	(4,959)	37,536
Deferred acquisition costs	(60,901)	(79,060)
Reinsurance balances payable	427,573	279,074
Deferred tax asset - net	22,328	(51,297)
Derivatives	28,383	(46,619)
Other assets	26,077	38,458
Other liabilities	17,389	(95,299)
Other	(29,712)	24,517

Total adjustments	$45,801	$73,510

Net cash provided by (used in) operating activities	$483,596	$107,327

Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$1,972,342	$2,489,705
Proceeds from redemption of fixed maturities and short-term investments	2,280,398	1,325,898
Proceeds from sale of equity securities	123,181	157,727
Purchases of fixed maturities and short-term investments	(4,093,947)	(3,527,609)
Purchases of equity securities	(197,653)	(381,918)
Net dispositions of investment affiliates	38,437	11,684
Other investments, net	(128,281)	8,877

Net cash provided by (used in) investing activities	$(5,523)	$84,364

Cash flows provided by (used in) financing activities:
Proceeds from issuance of ordinary shares and exercise of stock options	$1,214	$1,089
Buybacks of ordinary shares	(225,978)	(258,903)
Dividends paid on ordinary shares	(68,315)	(68,073)
Distributions to non-controlling interests	(39,930)	(35,599)
Contribution from non-controlling interest	1,500	-
Repayment of debt	(600,000)	-
Deposit liabilities	(56,910)	(52,565)

Net cash provided by (used in) financing activities	$(988,419)	$(414,051)
Effects of exchange rate changes on foreign currency cash	(3,633)	58,834

Increase (decrease) in cash and cash equivalents	$(513,979)	$(163,526)
Cash and cash equivalents - beginning of period	3,825,125	3,022,868

Cash and cash equivalents - end of period	$3,311,146	$2,859,342

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

2. Significant Accounting Policies

Recent Accounting Pronouncements

          In October 2010, the FASB issued an accounting standards update to address disparities in practice regarding the interpretation of which costs relating to the acquisition of new and renewal insurance contracts qualify for deferral. The provisions of the guidance specify that only costs that are related directly to the successful acquisition of new and renewal insurance contracts may be capitalized. These include incremental direct costs of contract acquisition and certain other costs related directly to underwriting activities. Incremental direct costs of contract acquisition are those that result directly from and are essential to a contract transaction, and would not have been incurred by the insurance entity had the transaction not occurred. Administrative costs, rent, depreciation, occupancy, equipment and all other general overhead costs are considered indirect costs and should be charged to expense as incurred. On January 1, 2012, the Company adopted this guidance on a retrospective basis for all fiscal years presented, and interim periods within those years. The impact of adoption was a reduction in deferred acquisition costs of approximately $21 million, a reduction in deferred tax liabilities of approximately $7 million, and a corresponding reduction in opening retained earnings of approximately $14 million within the Company’s December 31, 2011 balance sheet. The adoption of this guidance did not have an impact on the Company’s consolidated statements of income or comprehensive income.

          In May 2011, the FASB issued an accounting standards update to amend existing requirements for fair value measurements and disclosures. The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy, requiring quantitative and qualitative information to be disclosed related to: (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The guidance requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value, but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities, as well as instruments classified in shareholders’ equity. The Company has adopted this guidance from January 1, 2012; however, it impacted disclosure only and did not have an impact on the Company’s financial condition or results of operations. See Note 3, “Fair Value Measurements,” for these updated disclosures.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies

          In June 2011, the FASB issued an accounting standards update concerning the presentation of comprehensive income in financial statements. This guidance allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income only as part of the statement of changes in shareholders’ equity. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. However, a separate accounting standards update issued in December 2011deferred indefinitely a provision within the original standard requiring entities to present components of reclassifications of other comprehensive income on the face of the income statement. The Company adopted the guidance from January 1, 2012; however, it did not have an impact on the Company’s disclosure, financial condition or results of operations.

          In September 2011, the FASB issued an accounting standards update to simplify how entities test goodwill for impairment, by allowing an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting entity is less than its carrying amount, as a basis for determining whether it is necessary to perform the two-step goodwill impairment test required in FASB Accounting Standards Codification Topic 350. After assessing the circumstances that should be considered in making the qualitative assessment, if an entity determines that the fair value of a reporting unit as compared to its carrying value meets the threshold, then performing the two-step impairment step is unnecessary. In other circumstances, performance of the two-step test is required. The guidance also eliminates the option for an entity to carry forward its detailed calculation of a reporting unit’s fair value in certain situations. The amendments do not change the current guidance for testing other indefinite-lived intangible assets for impairment. The Company adopted this guidance from January 1, 2012. It did not have an impact on the Company’s consolidated financial condition or results of operations.

3. Fair Value Measurements

          Fair value is defined as the amount that would be received for the sale of an asset or paid to transfer a liability (an exit price), in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors that market participants would use in valuing the asset or liability. Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

          The fair values for available for sale investments are generally sourced from third parties. The fair value of fixed income securities is based upon quoted market values where available, “evaluated bid” prices provided by third party pricing services (“pricing services”) where quoted market values are not available, or by reference to broker quotes where pricing services do not provide coverage for a particular security. While the Company receives values for the majority of the investment securities it holds from pricing services, it is ultimately management’s responsibility to determine whether the values received and recorded in the financial statements are representative of appropriate fair value measurements.

          The Company performs regular reviews of the prices received from its third party valuation sources to assess if the prices represent a reasonable estimate of the fair value. This process is completed by investment and accounting personnel who are independent of those responsible for obtaining the valuations. The approaches taken by the Company include, but are not limited to, annual reviews of the controls of the external parties responsible for sourcing valuations, which are subjected to automated tolerance checks, quarterly reviews of the valuation sources and dates, and monthly reconciliations between the valuations provided by our external parties and valuations provided by our third party investment managers at a portfolio level.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Fair Value Measurements

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

(a) Fair Value Summary

          The following tables set forth the Company’s assets and liabilities that were accounted for at fair value at June 30, 2012 and December 31, 2011 by level within the fair value hierarchy:

June 30, 2012 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at June 30, 2012

Assets
U.S. Government and Government - Related/Supported	$-	$2,101,625	$-	$-	$2,101,625
Corporate (1) (2)	-	9,687,642	33,511	-	9,721,153
Residential mortgage-backed securities – Agency (“RMBS - Agency”)	-	5,149,725	52,588	-	5,202,313
Residential mortgage-backed securities – Non-Agency (“RMBS - Non-Agency”)	-	582,947	1,596	-	584,543
Commercial mortgage-backed securities (“CMBS”)	-	904,792	-	-	904,792
Collateralized debt obligations (“CDO”)	-	7,839	642,179	-	650,018
Other asset-backed securities (2)	-	1,382,490	25,248	-	1,407,738
U.S. States and political subdivisions of the States	-	1,764,431	-	-	1,764,431
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	-	3,906,189	-	-	3,906,189

Total fixed maturities, at fair value	$-	$25,487,680	$755,122	$-	$26,242,802
Equity securities, at fair value (3)	273,427	255,629	-	-	529,056
Short-term investments, at fair value (1)(4)	-	227,380	-	-	227,380

Total investments available for sale	$273,427	$25,970,689	$755,122	$-	$26,999,238
Cash equivalents (5)	1,750,569	710,712	-	-	2,461,281
Other investments (6)	-	776,438	117,765	-	894,203
Other assets (7)	-	178,104	-	(124,674)	53,430

Total assets accounted for at fair value	$2,023,996	$27,635,943	$872,887	$(124,674)	$30,408,152

Liabilities
Financial instruments sold, but not yet purchased (8)	$-	$28,198	$-	$-	$28,198
Other liabilities (7)	-	10,578	35,947	-	46,525

Total liabilities accounted for at fair value	$-	$38,776	$35,947	$-	$74,723

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Fair Value Measurements

December 31, 2011 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at December 31, 2011

Assets
U.S. Government and Government - Related/Supported	$-	$1,990,983	$-	$-	$1,990,983
Corporate (1) (2)	-	10,084,804	23,818	-	10,108,622
RMBS – Agency	-	5,347,365	32,041	-	5,379,406
RMBS – Non-Agency	-	641,815	-	-	641,815
CMBS	-	974,835	-	-	974,835
CDO	-	7,751	650,851	-	658,602
Other asset-backed securities (2)	-	1,323,697	16,552	-	1,340,249
U.S. States and political subdivisions of the States	-	1,797,378	-	-	1,797,378
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	-	3,298,135	-	-	3,298,135

Total fixed maturities, at fair value (2)	$-	$25,466,763	$723,262	$-	$26,190,025
Equity securities, at fair value (3)	239,175	229,022	-	-	468,197
Short-term investments, at fair value (1)(4)	-	359,063	-	-	359,063

Total investments available for sale	$239,175	$26,054,848	$723,262	$-	$27,017,285
Cash equivalents (5)	1,686,101	1,068,264	-	-	2,754,365
Other investments (6)	-	547,598	113,959	-	661,557
Other assets (7)	-	143,622	-	(77,888)	65,734

Total assets accounted for at fair value	$1,925,276	$27,814,332	$837,221	$(77,888)	$30,498,941

Liabilities
Financial instruments sold, but not yet purchased (8)	$-	$20,844	$-	$-	$20,844
Other liabilities (7)	-	16,871	42,644	(809)	58,706

Total liabilities accounted for at fair value	$-	$37,715	$42,644	$(809)	$79,550

(1)

Included within Corporate are certain medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes, which are in a gross unrealized loss position, had a fair value of $186.1 million and $266.0 million and an amortized cost of $199.1 million and $297.7 million at June 30, 2012 and December 31, 2011, respectively. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(2)

The Company invests in covered bonds issued by financial institutions (“Covered Bonds”). Covered Bonds are senior secured debt instruments issued by financial institutions and backed by over-collateralized pools of public sector or mortgage loans. At June 30, 2012, Covered Bonds within Total fixed maturities with a fair value of $500.5 million are included within Other asset-backed securities to align the Company’s classification to market indices. At December 31, 2011, Covered Bonds within Total fixed maturities with a fair value of $353.9 million were reclassified from Corporate to Other asset-backed securities to conform to current period presentation.

(3)	Included within Equity securities are investments in fixed income funds with a fair value of $95.8 million and $91.6 million at June 30, 2012 and December 31, 2011, respectively.
(4)	Short-term investments consist primarily of Corporate securities and U.S. Government and Government-Related/Supported securities.
(5)	Cash equivalents balances subject to fair value measurement include certificates of deposit and money market funds. Operating cash balances are not subject to fair value measurement guidance.
(6)

The Other investments balance excludes certain structured transactions including certain investments in project finance transactions, a payment obligation and liquidity financing provided to a structured credit vehicle as a part of a third party medium term note facility. These investments that totaled $314.0 million at June 30, 2012 and $323.7 million at December 31, 2011 are carried at amortized cost. For further details regarding the nature of Other investments and related features see Item 8, Note 7, “Other Investments,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011

(7)

Other assets and other liabilities include derivative instruments. The derivative balances included in each category are reported on a gross basis by level with a netting adjustment presented separately in the Collateral and Counterparty Netting column. The Company often enters into different types of derivative contracts with a single counterparty and these contracts are covered under a netting agreement. In addition, the Company held net cash collateral related to derivative positions of approximately $124.7 million and $77.1 million at June 30, 2012 and December 31, 2011, respectively. This balance is included within cash and cash equivalents and the corresponding liability to return the collateral has been offset against the derivative positions within the balance sheet as appropriate under the netting agreement. The fair values of the individual derivative contracts are reported gross in their respective levels based on the fair value hierarchy.

(8)	Financial instruments sold, but not yet purchased, represent “short sales” and are included within “Payable for investments purchased” on the balance sheet.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Fair Value Measurements

(b) Level 3 Gains and Losses

          The tables below present additional information about assets and liabilities measured at fair value on a recurring basis and for which Level 3 inputs were utilized to determine fair value. The tables reflect gains and losses for the three and six months ended June 30, 2012 and 2011 for all financial assets and liabilities categorized as Level 3 at June 30, 2012 and 2011, respectively. The tables do not include gains or losses that were reported in Level 3 in prior periods for assets that were transferred out of Level 3 prior to June 30, 2012 and 2011. Gains and losses for assets and liabilities classified within Level 3 in the table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, it should be noted that the following tables do not take into consideration the effect of offsetting Level 1 and 2 financial instruments entered into by the Company that are either economically hedged by certain exposures to the Level 3 positions or that hedge the exposures in Level 3 positions.

          In general, Level 3 assets include securities for which values were obtained from brokers where either significant inputs were utilized in determining the values that were difficult to corroborate with observable market data, or sufficient information regarding the specific inputs utilized by the broker was not available to support a Level 2 classification. Transfers into or out of Level 3 primarily arise as a result of the valuations utilized by the Company changing between either those provided by independent pricing services that do not contain significant observable inputs, or other valuations sourced from brokers that are considered Level 3.

          There were no transfers between Level 1 and Level 2 during the three and six month periods ended June 30, 2012 and 2011.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Fair Value Measurements

	Level 3 Assets and Liabilities - Three Months Ended June 30, 2012

(U.S. dollars in thousands)	Corporate	RMBS - Agency	RMBS - Non Agency	CMBS	CDO

Balance, beginning of period	$33,305	$39,795	$-	$-	$638,697
Realized gains (losses)	82	(30)	-	-	57
Movement in unrealized gains (losses)	94	195	-	-	6,186
Purchases and issuances	-	35	-	-	-
Sales and settlements	(213)	(4,345)	-	-	(1,488)
Transfers into Level 3	536	16,938	1,596	-	-
Transfers out of Level 3	(293)	-	-	-	(1,273)
Fixed maturities to short-term investments classification change	-	-	-	-	-

Balance, end of period	$33,511	$52,588	$1,596	$-	$642,179

Movement in total gains (losses) above relating to instruments still held at the reporting date	$94	$197	$-	$-	$6,186

	Level 3 Assets and Liabilities - Three Months Ended June 30, 2012

(U.S. dollars in thousands)	Other asset- backed securities	Non-US Sovereign Government, Provincial, Supranational and Government Related/Supported	Short-term investments	Other investments	Derivative Contracts - Net

Balance, beginning of period	$16,410	$-	$-	$115,659	$(40,630)
Realized gains (losses)	(135)	-	-	510	-
Movement in unrealized gains (losses)	4,145	-	-	3,616	4,683
Purchases and issuances	-	-	-	2,365	-
Sales and settlements	(844)	-	-	(4,080)	-
Transfers into Level 3	5,672	-	-	-	-
Transfers out of Level 3	-	-	-	(305)	-
Fixed maturities to short-term investments classification change	-	-	-	-	-

Balance, end of period	$25,248	$-	$-	$117,765	$(35,947)

Movement in total gains (losses) above relating to instruments still held at the reporting date	$3,918	$-	$-	$1,326	$4,683

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Fair Value Measurements

	Level 3 Assets and Liabilities - Three Months Ended June 30, 2011

(U.S. dollars in thousands)	Corporate	RMBS - Agency	RMBS - Non Agency	CMBS	CDO

Balance, beginning of period	$34,885	$32,987	$3,335	$1,757	$742,551
Realized gains (losses)	(247)	-	-	207	(419)
Movement in unrealized gains (losses)	353	61	(22)	(527)	9,633
Purchases and issuances	-	-	-	3,155	2,379
Sales and settlements	(7,567)	(165)	(119)	(29)	(29,530)
Transfers into Level 3	-	11,276	-	-	2,625
Transfers out of Level 3	(22,638)	(28,774)	-	-	-
Fixed maturities to short-term investments classification change	-	-	-	-	-

Balance, end of period	$4,786	$15,385	$3,194	$4,563	$727,239

Movement in total gains (losses) above relating to instruments still held at the reporting date	$71	$61	$(22)	$(320)	$8,419

	Level 3 Assets and Liabilities - Three Months Ended June 30, 2011

(U.S. dollars in thousands)	Other asset- backed securities	Non-US Sovereign Government, Provincial, Supranational and Government Related/Supported	Short-term investments	Other investments	Derivative Contracts - Net

Balance, beginning of period	$12,371	$-	$-	$144,834	$(36,810)
Realized gains (losses)	161	-	-	12,155	-
Movement in unrealized gains (losses)	4,688	-	-	(1,982)	(12,725)
Purchases and issuances	-	-	-	6,254	-
Sales and settlements	(172)	-	-	(46,421)	(110)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	(300)	-
Fixed maturities to short-term investments classification change	-	-	-	-	-

Balance, end of period	$17,048	$-	$-	$114,540	$(49,645)

Movement in total gains (losses) above relating to instruments still held at the reporting date	$4,878	$-	$-	$9,285	$(12,725)

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Fair Value Measurements

	Level 3 Assets and Liabilities - Six Months Ended June 30, 2012

(U.S. dollars in thousands)	Corporate	RMBS - Agency	RMBS - Non Agency	CMBS	CDO

Balance, beginning of period	$23,818	$32,041	$-	$-	$650,851
Realized gains (losses)	(42)	(96)	-	-	(1,612)
Movement in unrealized gains (losses)	1,255	(95)	-	-	39,379
Purchases and issuances	8,734	70	-	-	-
Sales and settlements	(1,608)	(3,211)	-	-	(44,835)
Transfers into Level 3	1,354	23,879	1,596	-	-
Transfers out of Level 3	-	-	-	-	(1,604)
Fixed maturities to short-term investments classification change	-	-	-	-	-

Balance, end of period	$33,511	$52,588	$1,596	$-	$642,179

Movement in total gains (losses) above relating to instruments still held at the reporting date	$1,255	$(95)	$-	$-	$35,379

	Level 3 Assets and Liabilities - Six Months Ended June 30, 2012

(U.S. dollars in thousands)	Other asset- backed securities	Non-US Sovereign Government, Provincial, Supranational and Government Related/Supported	Short-term investments	Other investments	Derivative Contracts - Net

Balance, beginning of period	$16,552	$-	$-	$113,959	$(42,644)
Realized gains (losses)	(94)	-	-	2,438	-
Movement in unrealized gains (losses)	3,905	-	-	4,521	6,697
Purchases and issuances	-	-	-	3,682	-
Sales and settlements	(1,118)	-	-	(6,520)	-
Transfers into Level 3	6,003	-	-	-	-
Transfers out of Level 3	-	-	-	(315)	-
Fixed maturities to short-term investments classification change	-	-	-	-	-

Balance, end of period	$25,248	$-	$-	$117,765	$(35,947)

Movement in total gains (losses) above relating to instruments still held at the reporting date	$3,681	$-	$-	$1,004	$6,697

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Fair Value Measurements

	Level 3 Assets and Liabilities - Six Months Ended June 30, 2011

(U.S. dollars in thousands)	Corporate	RMBS - Agency	RMBS - Non Agency	CMBS	CDO

Balance, beginning of period	$36,866	$30,255	$4,964	$1,623	$721,572
Realized gains (losses)	(279)	-	-	(678)	(1,071)
Movement in unrealized gains (losses)	195	(50)	(16)	514	36,417
Purchases and issuances	6,877	-	-	3,155	2,379
Sales and settlements	(10,049)	(286)	(374)	(51)	(33,944)
Transfers into Level 3	-	-	-	-	1,886
Transfers out of Level 3	(28,824)	(14,534)	(1,380)	-	-
Fixed maturities to short-term investments classification change	-	-	-	-	-

Balance, end of period	$4,786	$15,385	$3,194	$4,563	$727,239

Movement in total gains (losses) above relating to instruments still held at the reporting date	$6	$(50)	$(16)	$(152)	$33,777

	Level 3 Assets and Liabilities - Six Months Ended June 30, 2011

(U.S. dollars in thousands)	Other asset- backed securities	Non-US Sovereign Government, Provincial, Supranational and Government Related/Supported	Short-term investments	Other investments	Derivative Contracts - Net

Balance, beginning of period	$24,650	$3,667	$-	$133,717	$(39,195)
Realized gains (losses)	(317)	-	-	12,155	-
Movement in unrealized gains (losses)	6,860	-	-	7,492	(10,276)
Purchases and issuances	-	-	-	8,115	-
Sales and settlements	(9,114)	-	-	(46,939)	(174)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	(5,031)	(3,667)	-	-	-
Fixed maturities to short-term investments classification change	-	-	-	-	-

Balance, end of period	$17,048	$-	$-	$114,540	$(49,645)

Movement in total gains (losses) above relating to instruments still held at the reporting date	$6,193	$-	$-	$17,337	$(10,276)

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Fair Value Measurements

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

3. Fair Value Measurements

(f) Financial Instruments Not Carried at Fair Value

          Authoritative guidance over disclosures about the fair value of financial instruments requires additional disclosure of fair value information for financial instruments not carried at fair value in both interim and annual reporting periods. Certain financial instruments, particularly insurance contracts, are excluded from these fair value disclosure requirements. The carrying values of cash and cash equivalents, accrued investment income, net receivable from investments sold, other assets, net payable for investments purchased, other liabilities and other financial instruments not included below approximated their fair values. The following table includes financial instruments for which the carrying value differs from the estimated fair values at June 30, 2012 and December 31, 2011. All of these fair values estimates are considered Level 2 fair value measurements. The fair values for fixed maturities held to maturity are provided by third party pricing vendors and significant valuation inputs for all other items included were based upon market data obtained from sources independent of the Company.

	June 30, 2012		December 31, 2011

(U.S. dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed maturities, held to maturity	$2,716,357	$3,006,992	$2,668,978	$2,895,668
Other investments - structured transactions	314,015	289,874	323,705	297,124

Financial Assets	$3,030,372	$3,296,866	$2,992,683	$3,192,792

Deposit liabilities	$1,600,595	$1,876,742	$1,608,108	$1,809,812
Notes payable and debt	1,673,921	1,820,193	2,275,327	2,340,148

Financial Liabilities	$3,274,516	$3,696,935	$3,883,435	$4,149,960

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

          Deposit liabilities include obligations under structured insurance and reinsurance transactions. For purposes of fair value disclosures, the Company determined the estimated fair value of the deposit liabilities by assuming a discount rate equal to the appropriate U.S. Treasury rate plus 139.7 basis points at June 30, 2012 and the appropriate U.S. Treasury rate plus 161.8 basis points at December 31, 2011. The discount rate incorporates the Company’s own credit risk into the determination of estimated fair value.

          The fair values of the Company’s notes payable and debt outstanding were determined based on quoted market prices.

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

          The Company evaluates the performance of both the Insurance and Reinsurance segments based on underwriting profit while the Life operations segment performance is based on contribution. Other items of revenue and expenditure of the Company are not evaluated at the segment level. In addition, the Company does not allocate investment assets by segment for its Property and Casualty (“P&C”) operations. Investment assets related to the Company’s Life operations and certain structured products included in the Insurance and Reinsurance segments and Corporate are held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from the applicable segment.

Three Months Ended June 30, 2012 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Life Operations	Total

Gross premiums written	$1,311,034	$452,417	$1,763,451	$92,904	$1,856,355
Net premiums written	944,267	403,011	1,347,278	85,623	1,432,901
Net premiums earned	959,294	441,678	1,400,972	85,623	1,486,595
Net losses and loss expenses	(635,284)	(191,071)	(826,355)	(131,150)	(957,505)
Acquisition costs	(123,284)	(87,723)	(211,007)	(7,930)	(218,937)
Operating expenses (1)	(192,247)	(41,991)	(234,238)	(2,829)	(237,067)

Underwriting profit (loss)	$8,479	$120,893	$129,372	$(56,286)	$73,086
Net investment income	-	-	170,581	74,645	245,226
Net results from structured products (2)	9,047	(22,913)	(13,866)	-	(13,866)
Net fee income and other (3)	(1,847)	990	(857)	42	(815)
Net realized gains (losses) on investments			(2,154)	(10,239)	(12,393)

Contribution from P&C and Life Operations			$283,076	$8,162	$291,238

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					(4,300)
Net income (loss) from investment fund affiliates and operating affiliates (4)					25,658
Exchange gains (losses)					17,976
Corporate operating expenses					(50,061)
Interest expense (5)					(26,089)
Non-controlling interests					(3,454)
Income tax					(29,812)

Net income (loss) attributable to XL Group plc					$221,156

Ratios – P&C operations: (6)
Loss and loss expense ratio	66.2%	43.3%	59.0%
Underwriting expense ratio	32.9%	29.3%	31.8%

Combined ratio	99.1%	72.6%	90.8%

(1)	Operating expenses exclude Corporate operating expenses, shown separately.
(2)	The net results from P&C structured products include net investment income and interest expense of $17.4 million and $31.3 million, respectively.
(3)	Net fee income and other includes operating expenses from the Company’s loss prevention consulting services business.
(4)	The Company records the income related to the alternative funds and to the private investment and operating fund affiliates on a one-month and three-month lag, respectively.
(5)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.
(6)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Segment Information

Three Months Ended June 30, 2011 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Life Operations	Total

Gross premiums written	$1,290,030	$472,413	$1,762,443	$100,281	$1,862,724
Net premiums written	893,191	412,868	1,306,059	92,194	1,398,253
Net premiums earned	907,443	398,682	1,306,125	92,214	1,398,339
Net losses and loss expenses	(608,182)	(215,402)	(823,584)	(137,416)	(961,000)
Acquisition costs	(113,883)	(91,448)	(205,331)	(9,768)	(215,099)
Operating expenses (1)	(166,608)	(43,553)	(210,161)	(2,723)	(212,884)

Underwriting profit (loss)	$18,770	$48,279	$67,049	$(57,693)	$9,356
Net investment income	-	-	196,053	82,057	278,110
Net results from structured products (2)	2,690	2,226	4,916	-	4,916
Net fee income and other (3)	(3,218)	(9)	(3,227)	96	(3,131)
Net realized gains (losses) on investments			(10,248)	704	(9,544)

Contribution from P&C and Life Operations			$254,543	$25,164	$279,707

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					(10,950)
Net income (loss) from investment fund affiliates and operating affiliates (4)					56,501
Exchange gains (losses)					8,498
Corporate operating expenses					(39,566)
Interest expense (5)					(41,599)
Non-controlling interests					(2,102)
Income tax					(24,826)

Net income (loss) attributable to XL Group plc					$225,663

Ratios – P&C operations: (6)
Loss and loss expense ratio	67.0%	54.0%	63.1%
Underwriting expense ratio	30.9%	33.9%	31.8%

Combined ratio	97.9%	87.9%	94.9%

(1)	Operating expenses exclude Corporate operating expenses, shown separately.
(2)	The net results from P&C structured products include net investment income and interest expense of $18.4 million and $13.5 million, respectively.
(3)

Net fee income and other includes operating expenses from the Company’s loss prevention consulting services business and expenses related to the cost of an endorsement facility with National Indemnity Company.

(4)	The Company records the income related to the alternative funds and to the private investment and operating fund affiliates on a one-month and three-month lag, respectively.
(5)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.
(6)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Segment Information

Six Months Ended June 30, 2012 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Life Operations	Total

Gross premiums written	$2,647,668	$1,432,767	$4,080,435	$179,587	$4,260,022
Net premiums written	1,980,793	1,329,713	3,310,506	164,119	3,474,625
Net premiums earned	1,893,350	865,520	2,758,870	164,143	2,923,013
Net losses and loss expenses	(1,266,969)	(413,451)	(1,680,420)	(252,457)	(1,932,877)
Acquisition costs	(251,540)	(175,967)	(427,507)	(15,581)	(443,088)
Operating expenses (1)	(377,593)	(80,738)	(458,331)	(5,436)	(463,767)

Underwriting profit (loss)	$(2,752)	$195,364	$192,612	$(109,331)	$83,281
Net investment income	-	-	343,549	149,671	493,220
Net results from structured products (2)	11,866	(20,415)	(8,549)	-	(8,549)
Net fee income and other (3)	(3,867)	1,323	(2,544)	90	(2,454)
Net realized gains (losses) on investments			22,813	(14,403)	8,410

Contribution from P&C and Life Operations			$547,881	$26,027	$573,908

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					(3,598)
Net income (loss) from investment fund affiliates and operating affiliates (4)					61,319
Exchange gains (losses)					5,258
Corporate operating expenses					(94,321)
Interest expense (5)					(53,409)
Non-controlling interests					(40,011)
Income tax					(51,362)

Net income (loss) attributable to XL Group plc					$397,784

Ratios – P&C operations: (6)
Loss and loss expense ratio	66.9%	47.8%	60.9%
Underwriting expense ratio	33.2%	29.6%	32.1%

Combined ratio	100.1%	77.4%	93.0%

(1)	Operating expenses exclude Corporate operating expenses, shown separately.
(2)	The net results from P&C structured products include net investment income and interest expense of $34.7 million and $43.2 million, respectively.
(3)	Net fee income and other includes operating expenses from the Company’s loss prevention consulting services business.
(4)	The Company records the income related to the alternative funds and to the private investment and operating fund affiliates on a one-month and three-month lag, respectively.
(5)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.
(6)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Segment Information

Six Months Ended June 30, 2011 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Life Operations	Total

Gross premiums written	$2,512,379	$1,349,184	$3,861,563	$197,940	$4,059,503
Net premiums written	1,812,181	1,208,160	3,020,341	181,866	3,202,207
Net premiums earned	1,783,363	794,458	2,577,821	181,901	2,759,722
Net losses and loss expenses	(1,396,695)	(635,754)	(2,032,449)	(270,647)	(2,303,096)
Acquisition costs	(221,527)	(164,974)	(386,501)	(17,088)	(403,589)
Operating expenses (1)	(330,703)	(89,183)	(419,886)	(4,889)	(424,775)

Underwriting profit (loss)	$(165,562)	$(95,453)	$(261,015)	$(110,723)	$(371,738)
Net investment income	-	-	379,618	159,033	538,651
Net results from structured products (2)	5,950	6,440	12,390	-	12,390
Net fee income and other (3)	(9,130)	1,385	(7,745)	137	(7,608)
Net realized gains (losses) on investments			(37,134)	(38,847)	(75,981)

Contribution from P&C and Life Operations			$86,114	$9,600	$95,714

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					(7,383)
Net income (loss) from investment fund affiliates and operating affiliates (4)					97,287
Exchange gains (losses)					(1,016)
Corporate operating expenses					(75,258)
Interest expense (5)					(83,498)
Non-controlling interests					(35,438)
Income tax					7,971

Net income (loss) attributable to XL Group plc					$(1,621)

Ratios – P&C operations: (6)
Loss and loss expense ratio	78.3%	80.0%	78.8%
Underwriting expense ratio	31.0%	32.0%	31.3%

Combined ratio	109.3%	112.0%	110.1%

(1)	Operating expenses exclude Corporate operating expenses, shown separately.
(2)	The net results from P&C structured products include net investment income and interest expense of $38.1 million and $25.7 million, respectively.
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

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Segment Information

          The following tables summarize the Company’s net premiums earned by line of business:

Three Months Ended June 30, 2012 (U.S. dollars in thousands)	Insurance	Reinsurance	Life Operations	Total

P&C Operations:
Casualty - professional lines	$330,876	$53,303	$-	$384,179
Casualty - other lines	167,562	76,842	-	244,404
Property catastrophe	-	113,221	-	113,221
Other property	124,893	145,025	-	269,918
Marine, energy, aviation and satellite	143,981	35,627	-	179,608
Other specialty lines (1)	190,169	-	-	190,169
Other (2)	1,813	17,660	-	19,473

Total P&C Operations	$959,294	$441,678	$-	$1,400,972

Life Operations:
Annuity	$-	$-	$31,243	$31,243
Other Life	-	-	54,380	54,380

Total Life Operations	$-	$-	$85,623	$85,623

Total	$959,294	$441,678	$85,623	$1,486,595

Three Months Ended June 30, 2011 (U.S. dollars in thousands)
P&C Operations:
Casualty - professional lines	$322,654	$51,915	$-	$374,569
Casualty - other lines	172,246	68,920	-	241,166
Property catastrophe	-	94,363	-	94,363
Other property	117,088	135,255	-	252,343
Marine, energy, aviation and satellite	128,358	30,436	-	158,794
Other specialty lines (1)	165,027	-	-	165,027
Other (2)	2,070	17,793	-	19,863

Total P&C Operations	$907,443	$398,682	$-	$1,306,125

Life Operations:
Annuity	$-	$-	$33,968	$33,968
Other Life	-	-	58,246	58,246

Total Life Operations	$-	$-	$92,214	$92,214

Total	$907,443	$398,682	$92,214	$1,398,339

(1)

Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, fine art and specie, middle markets, political risk and trade credit, product recall, surety, inland marine and surplus lines.

(2)	Other includes whole account contracts, structured indemnity, internal reinsurance and other lines.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Segment Information

Six Months Ended June 30, 2012 (U.S. dollars in thousands)	Insurance	Reinsurance	Life Operations	Total

P&C Operations:
Casualty - professional lines	$654,696	$108,209	$-	$762,905
Casualty - other lines	334,920	150,080	-	485,000
Property catastrophe	-	216,146	-	216,146
Other property	258,312	280,769	-	539,081
Marine, energy, aviation and satellite	264,081	71,371	-	335,452
Other specialty lines (1)	374,203	-	-	374,203
Other (2)	7,138	38,945	-	46,083

Total P&C Operations	$1,893,350	$865,520	$-	$2,758,870

Life Operations:
Annuity	$-	$-	$62,700	$62,700
Other Life	-	-	101,443	101,443

Total P&C Operations	$-	$-	$164,143	$164,143

Total	$1,893,350	$865,520	$164,143	$2,923,013

Six Months Ended June 30, 2011 (U.S. dollars in thousands)
P&C Operations:
Casualty - professional lines	$638,297	$105,632	$-	$743,929
Casualty - other lines	328,950	119,963	-	448,913
Property catastrophe	-	188,927	-	188,927
Other property	224,009	271,498	-	495,507
Marine, energy, aviation and satellite	253,893	68,864	-	322,757
Other specialty lines (1)	333,693	-	-	333,693
Other (2)	4,521	39,574	-	44,095

Total P&C Operations	$1,783,363	$794,458	$-	$2,577,821

Life Operations:
Annuity	$-	$-	$66,891	$66,891
Other Life	-	-	115,010	115,010

Total P&C Operations	$-	$-	$181,901	$181,901

Total	$1,783,363	$794,458	$181,901	$2,759,722

(1)

Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, fine art and specie, middle markets, political risk and trade credit, product recall, surety, inland marine and surplus lines.

(2)	Other includes whole account contracts, structured indemnity, internal reinsurance and other lines.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Investments

(a) Fixed Maturities, Short-Term Investments and Equity Securities

          Amortized Cost and Fair Value Summary

          The cost (amortized cost for fixed maturities and short-term investments), fair value, gross unrealized gains and gross unrealized (losses), including, other-than-temporary impairments (“OTTI”) recorded in accumulated other comprehensive income (“AOCI”) of the Company’s available for sale (“AFS”) and held to maturity (“HTM”) investments at June 30, 2012 and December 31, 2011 were as follows:

		Included in AOCI

			Gross Unrealized Losses

June 30, 2012 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Related to Changes in Estimated Fair Value	Non-credit Related OTTI	Fair Value

Fixed maturities - AFS
U.S. Government and Government-Related/Supported (1)	$1,971,384	$133,040	$(2,799)	$-	$2,101,625
Corporate (2) (3) (4)	9,297,657	597,211	(157,659)	(16,056)	9,721,153
RMBS – Agency	5,001,023	203,766	(2,476)	-	5,202,313
RMBS – Non-Agency	728,309	21,822	(52,341)	(113,247)	584,543
CMBS	842,802	66,058	(487)	(3,581)	904,792
CDO	796,018	8,095	(149,211)	(4,884)	650,018
Other asset-backed securities (2)	1,392,065	44,974	(19,486)	(9,815)	1,407,738
U.S. States and political subdivisions of the States	1,640,991	125,221	(1,781)	-	1,764,431
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (1)	3,772,530	148,569	(14,910)	-	3,906,189

Total fixed maturities - AFS	$25,442,779	$1,348,756	$(401,150)	$(147,583)	$26,242,802
Total short-term investments (1)	$227,321	$293	$(234)	$-	$227,380
Total equity securities	$553,715	$3,212	$(27,871)	$-	$529,056

Total investments - AFS	$26,223,815	$1,352,261	$(429,255)	$(147,583)	$26,999,238

Fixed maturities - HTM
U.S. Government and Government-Related/Supported (1)	$10,458	$1,753	$-	$-	$12,211
Corporate (2)	1,387,033	131,267	(8,847)	-	1,509,453
RMBS – Non-Agency	81,028	6,077	(15)	-	87,090
CMBS	12,546	1,667	-	-	14,213
Other asset-backed securities (2)	217,347	20,156	(464)	-	237,039
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (1)	1,007,945	142,215	(3,174)	-	1,146,986

Total investments - HTM	$2,716,357	$303,135	$(12,500)	$-	$3,006,992

(1)

U.S. Government and Government-Related/Supported, Non-U.S. Sovereign Government, Provincials, Supranationals and Government-Related/Supported and Total short-term investments includes government-related securities with an amortized cost of $2,012.4 million and fair value of $2,066.0 million and U.S. Agencies with an amortized cost of $455.0 million and fair value of $500.5 million.

(2)

At June 30, 2012, Covered Bonds within Fixed maturities – AFS with an amortized cost of $478.1 million and a fair value of $500.5 million and Covered Bonds within Fixed maturities – HTM with an amortized cost of $8.1 million and a fair value of $7.8 million have been included within Other asset-backed securities to align the Company’s classification to market indices. Covered Bonds were included in Corporate prior to January 1, 2012.

(3)

Included within Corporate are certain medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes have a fair value of $186.1 million and an amortized cost of $199.1 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(4)

Included within Corporate are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments, which are senior to the common and preferred equities of the financial institutions. These securities have a fair value of $346.2 million and an amortized cost of $420.3 million at June 30, 2012.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Investments

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

          At June 30, 2012 and December 31, 2011, approximately 2.7% and 2.4%, respectively, of the Company’s fixed income investment portfolio at fair value was invested in securities that were below investment grade or not rated. Approximately 34.2% and 31.4% of the gross unrealized losses in the Company’s fixed income securities portfolio at June 30, 2012 and December 31, 2011, respectively, related to securities that were below investment grade or not rated.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Investments

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

          During 2009 and 2010, the Company elected to hold certain fixed income securities to maturity. Consistent with this intention, the Company reclassified these securities from AFS to HTM in the consolidated financial statements. As a result of this classification, these fixed income securities are reflected in the HTM portfolio and recorded at amortized cost in the consolidated balance sheets and not fair value. Additional securities purchased that have already been designated as HTM are included as part of the HTM portfolio. The HTM portfolio is comprised of long duration non-U.S. securities, which are Euro and U.K. sterling denominated. The Company believes this HTM strategy is achievable due to the relatively stable and predictable cash flows of the Company’s long-term liabilities within its Life operations, along with its ability to substitute other assets at a future date in the event that liquidity was required due to changes in expected cash flows or other transactions entered into related to the long-term liabilities supported by the HTM portfolio. At June 30, 2012, 97.3% of the HTM securities were rated A or higher. The unrealized appreciation at the dates of these reclassifications continues to be reported as a separate component of shareholders’ equity and is being amortized over the remaining lives of the securities as an adjustment to yield in a manner consistent with the amortization of any premium or discount. At the time of the reclassifications, the unrealized U.S. dollar equivalent appreciation related to securities reclassified was $131.5 million in total, with $105.5 million and $108.4 million unamortized at June 30, 2012 and December 31, 2011, respectively.

          Covered Bonds were included within Corporate securities prior to January 1, 2012. They are now classified as Other asset-backed securities to align the Company’s classification to market indices. At December 31, 2011, Covered Bonds with a fair value of $353.9 million have been reclassified from Corporate to Other asset-backed securities to conform to current period presentation.

          Contractual Maturities Summary

          The contractual maturities of AFS and HTM fixed income securities at June 30, 2012 and December 31, 2011 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Investments

	June 30, 2012 (1)		December 31, 2011 (1)

(U.S. dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Fixed maturities - AFS
Due less than one year	$1,983,583	$1,999,239	$2,004,395	$2,020,361
Due after 1 through 5 years	7,976,631	8,243,009	7,736,717	7,909,354
Due after 5 through 10 years	3,401,824	3,610,915	3,619,141	3,777,073
Due after 10 years	3,320,524	3,640,235	3,257,886	3,488,330

	$16,682,562	$17,493,398	$16,618,139	$17,195,118
RMBS – Agency	5,001,023	5,202,313	5,189,473	5,379,406
RMBS – Non-Agency	728,309	584,543	851,557	641,815
CMBS	842,802	904,792	927,684	974,835
CDO	796,018	650,018	843,553	658,602
Other asset-backed securities	1,392,065	1,407,738	1,341,309	1,340,249

Total mortgage and asset-backed securities	$8,760,217	$8,749,404	$9,153,576	$8,994,907

Total fixed maturities - AFS	$25,442,779	$26,242,802	$25,771,715	$26,190,025

Fixed maturities - HTM
Due less than one year	$30,847	$31,138	$11,796	$11,768
Due after 1 through 5 years	165,678	172,104	122,091	123,871
Due after 5 through 10 years	365,103	386,251	393,865	402,424
Due after 10 years	1,843,808	2,079,157	1,771,530	1,960,886

	$2,405,436	$2,668,650	$2,299,282	$2,498,949
RMBS – Non-Agency	81,028	87,090	80,955	87,443
CMBS	12,546	14,213	-	-
Other asset-backed securities	217,347	237,039	288,741	309,296

Total mortgage and asset-backed securities	$310,921	$338,342	$369,696	$396,739

Total fixed maturities - HTM	$2,716,357	$3,006,992	$2,668,978	$2,895,688

(1)

Included in the table above are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments, which are senior to the common and preferred equities of the financial institutions, at their fair value of $346.2 million and $386.1 million at June 30, 2012 and December 31, 2011, respectively. These securities are reflected in the table based on their call date and have net unrealized losses of $74.7 million and $108.8 million at June 30, 2012 and December 31, 2011, respectively.

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

5. Investments

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

          Pledged Assets

          Certain of the Company’s invested assets are held in trust and pledged in support of insurance and reinsurance liabilities as well as credit facilities. Such pledges are largely required by the Company’s operating subsidiaries that are “non-admitted” under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. Also, certain deposit liabilities and annuity contracts require the use of pledged assets. At June 30, 2012 and December 31, 2011, the Company had $17.5 billion and $17.2 billion in pledged assets, respectively.

(b) Gross Unrealized Losses

          The following is an analysis of how long the AFS and HTM securities at June 30, 2012 and December 31, 2011 had been in a continual unrealized loss position:

	Less than 12 months		Equal to or greater than 12 months

June 30, 2012 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Fixed maturities and short-term investments - AFS
U.S. Government and Government-Related/Supported	$311,939	$(1,902)	$10,518	$(1,014)
Corporate (1) (2) (3)	422,004	(12,834)	903,366	(160,988)
RMBS – Agency	100,286	(1,496)	14,405	(980)
RMBS – Non-Agency	29,190	(1,745)	462,704	(163,843)
CMBS	13,945	(281)	30,996	(3,787)
CDO	13,727	(2,651)	627,018	(151,444)
Other asset-backed securities (3)	97,511	(972)	139,949	(28,329)
U.S. States and political subdivisions of the States	10,227	(121)	16,029	(1,660)
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	296,340	(4,296)	163,791	(10,624)

Total fixed maturities and short-term investments - AFS	$1,295,169	$(26,298)	$2,368,776	$(522,669)

Total equity securities (4)	$422,204	$(27,871)	$-	$-

Fixed maturities -HTM
Corporate (3)	$23,418	$(374)	$49,617	$(8,473)
RMBS – Non-Agency	4,996	(15)	-	-
Other asset-backed securities (3)	8,972	(464)	-	-
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	20,173	(71)	8,725	(3,103)

Total fixed maturities - HTM	$57,559	$(924)	$58,342	$(11,576)

(1)

Included within Corporate are certain medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes, which are in a gross unrealized loss position, have a fair value of $186.1 million and an amortized cost of $199.1 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(2)

Included within Corporate are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments, which are senior to the common and preferred equities of the financial institutions. These securities, which are in a gross unrealized loss position, have a fair value of $346.2 million and an amortized cost of $420.3 million at June 30, 2012.

(3)

Covered Bonds within Fixed maturities and short-term investments – AFS with a fair value of $34.3 million and Covered Bonds within Fixed Maturities – HTM with a fair value of $8.1 million have been included within Other asset-backed securities to align the Company’s classification to market indices. Covered Bonds were included in Corporate prior to January 1, 2012.

(4)	Included within equity securities are investments in fixed income funds with a fair value of $95.8 million and an amortized cost of $100.0 million at June 30, 2012.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Investments

	Less than 12 months		Equal to or greater than 12 months

December 31, 2011 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Fixed maturities and short-term investments - AFS
U.S. Government and Government-Related/Supported	$289,260	$(332)	$43,622	$(3,984)
Corporate (1) (2) (3)	1,078,664	(42,151)	1,185,535	(243,683)
RMBS – Agency	310,318	(849)	36,960	(3,000)
RMBS – Non-Agency	106,294	(31,714)	449,138	(197,695)
CMBS	69,109	(2,716)	39,444	(6,837)
CDO	3,357	(2,261)	636,362	(189,456)
Other asset-backed securities (3)	227,098	(3,324)	161,312	(28,467)
U.S. States and political subdivisions of the States	25,309	(199)	27,646	(2,021)
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	265,766	(4,707)	202,890	(13,166)

Total fixed maturities and short-term investments - AFS	$2,375,175	$(88,253)	$2,782,909	$(688,309)

Total equity securities (4)	$361,585	$(40,435)	$-	$-

Fixed maturities -HTM
Corporate (3)	$147,836	$(7,770)	$62,343	$(6,663)
RMBS – Non-Agency	9,372	(32)	-	-
Other asset-backed securities (3)	7,743	(314)	1,106	(6)
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	79,242	(1,206)	18,330	(4,744)

Total fixed maturities - HTM	$244,193	$(9,322)	$81,779	$(11,413)

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

(3)

Covered Bonds within Fixed maturities and short-term investments – AFS with a fair value of $44.7 million and Covered Bonds within Fixed Maturities – HTM with a fair value of $7.7 million have been included within Other asset-backed securities to align the Company’s classification to market indices and to conform to current period presentation. Covered Bonds were included in Corporate prior to January 1, 2012.

(4)	Included within equity securities are investments in fixed income funds with a fair value of $91.6 million and an amortized cost of $100.0 million at December 31, 2011.

          The Company had gross unrealized losses totaling $576.8 million on 1,308 securities out of a total of 7,156 held at June 30, 2012 in its AFS portfolio and $12.5 million on 15 securities out of a total of 208 held in its HTM portfolio, which it considers to be temporarily impaired or with respect to which reflects non-credit losses on OTTI. Individual security positions comprising this balance have been evaluated by management to determine the severity of these impairments and whether they should be considered other-than-temporary. Management believes it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost.

          Management, in its assessment of whether securities in a gross unrealized loss position are temporarily impaired, considers the significance of the impairments. At June 30, 2012, the Company had structured credit securities with gross unrealized losses of $55.2 million, which had a fair value of $26.3 million, and a cumulative fair value decline of greater than 50% of amortized cost. All of these securities are mortgage and asset-backed securities. These greater than 50% impaired securities include gross unrealized losses of $32.7 million on non-Agency RMBS, $21.7 million on Core CDOs and $0.8 million of CMBS holdings.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Investments

(c) Net Realized Gains (Losses)

          The following represents an analysis of net realized gains (losses) on investments:

Net Realized Gains (Losses) on Investments (U.S. dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Gross realized gains	$53,732	$61,037	$120,621	$88,179
Gross realized losses on investments sold	(37,932)	(43,405)	(63,053)	(99,539)
OTTI on investments, net of amounts transferred to other comprehensive income	(28,193)	(27,176)	(49,158)	(64,621)

Net realized gains (losses) on investments	$(12,393)	$(9,544)	$8,410	$(75,981)

          The significant components of the net impairment charges of $28.2 million for the three months ended June 30, 2012 were:

▪

$14.3 million for structured securities where the Company determined that the likely recovery on these securities was below the carrying value and, accordingly, recorded an impairment of the securities to the discounted value of the cash flows expected to be received on these securities.

▪

$10.2 million related to medium term notes backed primarily by European investment grade credit. On certain notes, management concluded that future returns on the underlying assets were not sufficient to support the previously reported amortized cost. The Company also adjusted the estimated remaining holding period of certain notes resulting in a shorter reinvestment spectrum.

▪	$2.2 million related to currency losses primarily arising on U.K. sterling denominated securities held in U.S. dollar portfolios.

▪	$1.5 million related to equities as the holding was more than 50% impaired.

          The following table sets forth the amount of credit loss impairments on fixed income securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Credit Loss Impairments (U.S. dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Opening balance	$314,805	$330,170	$333,379	$426,372
Credit loss impairment recognized in the current period on securities not previously impaired	4,043	11,333	5,878	15,906
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(40,797)	(38,316)	(59,737)	(164,027)
Credit loss impairments previously recognized on securities impaired to fair value during the period	-	-	(16,384)	-
Additional credit loss impairments recognized in the current period on securities previously impaired	21,952	13,339	36,882	38,798
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(283)	(682)	(298)	(1,205)

Balance at June 30,	$299,720	$315,844	$299,720	$315,844

          During the three months ended June 30, 2012 and 2011, the $40.8 million and $38.3 million, respectively, of credit loss impairments previously recognized on securities that matured, or were paid down, prepaid or sold, includes $21.9 million and $20.9 million, respectively, of non-Agency RMBS.

          During the six months ended June 30, 2012 and 2011, the $59.7 million and $164.0 million, respectively, of credit loss impairments previously recognized on securities that matured, or were paid down, prepaid or sold, includes $31.8 million and $112.6 million, respectively, of non-Agency RMBS.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Investments

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

          The following table shows a summary of the structured project finance loans at June 30, 2012 and December 31, 2011:

Project Finance Loans (U.S. dollars in thousands)	June 30, 2012	December 31, 2011

Aggregate loan value	$36,536	$49,650
Aggregate loan net carrying value	$30,953	$40,483

Opening allowance for loan losses	$(9,167)	$(9,167)
Amounts charged off during the period	3,584	-

Closing allowance for loan losses	$(5,583)	$(9,167)

Number of individual loan participations	4	6
Number of individual loan participations relating to the allowance for loan losses	1	2
Weighted average contractual term to maturity	1.1 years	2.1 years
Weighted average credit rating	BB	BB-
Range of individual credit ratings	BB+ to BB-	BB+ to CCC

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

          During the six months ended June 30, 2012 and the year ended December 31, 2011, management conducted separate reviews of each loan participation and determined loss allowance estimates, as shown in the table above, using a recovery value concept. Management considers recovery value to be the percentage of all future contractual interest and principal that the Company expects to receive from the borrower through any combination of regular debt service, other payments, salvage and recovery. The allowances for loan losses are made when it is probable that a loss will be incurred based upon current information received from the borrower.

          Investment Fund Consolidation

          During May 2012, the Company invested $25.0 million to obtain a 94% interest in Five Oaks Investment Corp. (“Five Oaks”), a newly formed private investment company. Five Oaks is a mortgage real estate investment trust that is expected to follow an investment strategy balancing a leveraged portfolio of Agency RMBS with an unlevered or moderately levered portfolio of non-Agency RMBS. Five Oaks may enter into repurchase agreements to acquire investment leverage up to a maximum of $79.5 million. At June 30, 2012, the Company has consolidated Five Oaks resulting in the recording within its balance sheet of: RMBS securities at their fair value of $80.7 million (amortized cost: $80.6 million) within Fixed maturities, $14.9 million of Cash and cash equivalents, $69.1 million of liabilities related to obligations under repurchase agreements within Other liabilities, and $1.5 million of Non-controlling interest in equity of consolidated subsidiaries. $75.6 million of securities held by Five Oaks and consolidated by XL are pledged as collateral under the repurchase agreements. The repurchase agreements do not provide the counterparties any recourse to assets of XL aside from its investment in Five Oaks. Amounts recorded within the Company’s consolidated statement of income related to Five Oaks were immaterial during the three and six month periods ended June 30, 2012. In addition, the Company has purchased an equity interest in Oak Circle Capital Partners (“Oak Circle”), the investment management company that provides portfolio management and other administrative services to Five Oaks. XL’s investment in Oak Circle has been accounted for using the equity method consistent with other investment manager affiliate positions held by the Company.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

          The following table summarizes information about the location and gross amounts of derivative fair values contained in the consolidated balance sheet at June 30, 2012 and December 31, 2011:

	June 30, 2012				December 31, 2011

(U.S. dollars in thousands)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)

Derivatives designed as hedging instruments:
Interest rate contracts (2)	$156,254	$116,881	$-	$-	$156,271	$109,761	$-	$-
Foreign exchange contracts	1,932,505	57,315	724,842	(5,883)	2,033,428	25,387	457,892	(4,518)

Total derivatives designed as hedging instruments	$2,088,759	$174,196	$724,842	$(5,883)	$2,189,699	$135,148	$457,892	$(4,518)

Derivatives not designed as hedging instruments:
Investment Related Derivatives:
Interest rate exposure	$60,802	$2,229	$32,642	$(163)	$70,978	$1,946	$55,033	$(43)
Foreign exchange exposure	27,223	255	59,666	(754)	232,422	3,759	384,592	(11,737)
Credit exposure	91,250	1,624	374,013	(15,015)	172,500	5,271	449,513	(13,986)
Financial market exposure	43,578	718	15,476	(597)	23,874	615	14,321	-
Financial Operations Derivatives: (3)
Credit exposure (2)	-	-	58,668	(3,626)	-	-	81,678	(10,288)
Other Non-Investment Derivatives:
Guaranteed minimum income benefit contract	-	-	70,352	(21,404)	-	-	78,777	(22,490)
Modified coinsurance funds withheld contract	73,929	-	-	-	77,200	-	-	-

Total derivatives not designed as hedging instruments	$296,782	$4,826	$610,817	$(41,559)	$576,974	$11,591	$1,063,914	$(58,544)

(1)

Derivative instruments in an asset or liability position are included within Other assets or Other liabilities, respectively, in the balance sheet on a net basis where the Company has both a legal right of offset and the intentions to settle the contracts on a net basis.

(2)

At June 30, 2012 and December 31, 2011, the Company held net cash collateral related to these derivative positions of $124.7 million and $77.1 million, respectively. The collateral balance is included within Cash and cash equivalents and the corresponding liability to return the collateral has been offset against the derivative asset within the balance sheet as appropriate under the netting agreement.

(3)	Financial operations derivatives represent interests in variable interest entities as described in Note 10, “Variable Interest Entities.”

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Derivative Instruments

(a) Derivative Instruments Designated as Fair Value Hedges

          The Company designates certain of its derivative instruments as fair value hedges or cash flow hedges and formally and contemporaneously documents all relationships between the hedging instruments and hedged items and links the hedging derivative to specific assets and liabilities. The Company assesses the effectiveness of the hedge both at inception and on an on-going basis, and determines whether the hedge is highly effective in offsetting changes in fair value or cash flows of the linked hedged item.

          At June 30, 2012 and 2011, a portion of the Company’s liabilities are hedged against changes in the applicable designated benchmark interest rate. Interest rate swaps are also used to hedge the changes in fair value of certain fixed rate liabilities and fixed income securities due to changes in the designated benchmark interest rate. In addition, the Company utilizes foreign exchange contracts to hedge the fair value of certain fixed income securities as well as to hedge certain net investments in foreign operations.

          The following table provides the total impact on earnings relating to derivative instruments formally designated as fair value hedges along with the impacts of the related hedged items for the three and six months ended June 30, 2012 and 2011:

	Hedged Items - Amount of Gain/(Loss) Recognized in Income Attributable to Risk

Derivatives Designated as Fair Value Hedges: Three Months Ended June 30, 2012 (U.S. dollars in thousands)	Gain/(Loss) Recognized in Income on Derivative	Deposit Liabilities	Fixed Maturity Investments	Ineffective Portion of Hedging Relationship - Gain/(Loss)

Interest rate exposure	$7,270
Foreign exchange exposure	7,297

Total	$14,567	$(9,789)	$(6,972)	$(2,194)

Three Months Ended June 30, 2011
(U.S. dollars in thousands)
Interest rate exposure	$5,726
Foreign exchange exposure	(877)

Total	$4,849	$(6,672)	$866	$(957)

Six Months Ended June 30, 2012
(U.S. dollars in thousands)
Interest rate exposure	$1,813
Foreign exchange exposure	(7,803)

Total	$(5,990)	$(6,182)	$7,539	$(4,633)

Six Months Ended June 30, 2011
(U.S. dollars in thousands)
Interest rate exposure	$4,852
Foreign exchange exposure	(21,303)

Total	$(16,451)	$(4,291)	$21,006	$264

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

          The periodic coupon settlements also resulted in decreases to Interest expense of $2.5 million and $4.9 million for the three and six months ended June 30, 2012, respectively, and decreases to Interest expense of $2.6 million and $5.1 million for the three and six months ended June 30, 2011, respectively.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Derivative Instruments

Settlement of Fair Value Hedges

          During the year ended December 31, 2010, the Company settled the interest rate contracts designated as fair value hedges of certain of the Company’s notes payable and debt and also settled three interest rate contracts designated as fair value hedges of certain of the Company’s deposit liability contracts. The cumulative increase recorded to the carrying value of the hedged notes payable and debt of $21.6 million, and the deposit liability contracts of $149.5 million, representing the effective portion of the hedging relationship, is amortized through interest expense over the remaining terms of the debt and deposit liability contracts. A summary of the fair value hedges that were settled in 2010 and their results during the six months ended June 30, 2012 and 2011 is shown below:

Settlement of Fair Value Hedges - Summary (U.S. dollars in thousands, except years)	Fair Value Hedges - Notes Payable and Debt June 30,		Fair Value Hedges - Deposit Liabilities June 30,

	2012	2011	2012	2011

Cumulative reduction to interest expense	$12,996	$7,432	$12,763	$5,646
Remaining balance	$8,628	$14,192	$136,722	$143,839
Weighted average years remaining to maturity	2.2	2.9	32.4	35.0

          In July 2012, the Company settled two interest rate contracts designated as fair value hedges of certain of the Company’s deposit liability contracts. At settlement, the cumulative increase recorded to the carrying value of the hedged deposit liability contracts was $83.7 million. This amount will be amortized, through interest expense, over the remaining terms of the deposit liability contracts. The weighted average term remaining to maturity for these contracts was 16.1 years.

(b) Derivative Instruments Designated as Hedges of the Net Investment in a Foreign Operation

          The Company utilizes foreign exchange contracts to hedge the fair value of certain net investments in foreign operations. During the six months ended June 30, 2012 and 2011, the Company entered into foreign exchange contracts that were formally designated as hedges of investments in foreign subsidiaries, the majority of which have functional currencies of either U.K. sterling or the Euro. There was no ineffectiveness in these transactions.

          The following table provides the weighted average U.S. dollar equivalent of foreign denominated net assets that were hedged and the resultant gain (loss) that was recorded in the cumulative translation adjustment account within AOCI for the three and six months ended June 30, 2012 and 2011.

Derivative Instruments Designated as Hedges of the Net Investment in a Foreign Operation - Summary (U.S. dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Weighted average of U.S. dollar equivalent of foreign denominated net assets	$1,872,407	$1,656,083	$1,882,904	$1,542,979
Derivative gains (losses) (1)	$56,777	$(27,797)	$18,905	$(69,206)

(1)

Derivative gains (losses) from derivative instruments designated as hedges of the net investment in a foreign operation are recorded in the cumulative translation adjustment account within AOCI for each period.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Derivative Instruments

(c) Derivative Instruments Not Formally Designated As Hedging Instruments

          The following table provides the total impact on earnings relating to derivative instruments not formally designated as hedging instruments under authoritative accounting guidance and from the ineffective portion of fair value hedges. The impacts are all recorded through Net realized and unrealized gains (losses) on derivatives in the income statement for the three and six months ended June 30, 2012 and 2011:

Net Realized and Unrealized Gains (Losses) on Derivative Instruments	Three Months Ended June 30,		Six Months Ended June 30,

(U.S. dollars in thousands)	2012	2011	2012	2011

Investment Related Derivatives:
Interest rate exposure	$(83)	$(4,319)	$617	$(4,151)
Foreign exchange exposure	683	11,014	329	17,451
Credit exposure	6,323	(12,693)	2,624	(13,659)
Financial market exposure	(5,969)	(32)	(2,025)	837
Financial Operations Derivatives:
Credit exposure	-	124	143	306
Other Non-Investment Derivatives:
Contingent credit facility	-	(2,053)	-	(4,083)
Guaranteed minimum income benefit contract	(929)	(1,130)	1,086	1,179
Modified coinsurance funds withheld contract	(2,131)	(904)	(1,739)	(5,527)

Total derivatives not designated as hedging instruments	$(2,106)	$(9,993)	$1,035	$(7,647)
Amount of gain (loss) recognized in income from ineffective portion of fair value hedges	(2,194)	(957)	(4,633)	264

Net realized and unrealized gains (losses) on derivative instruments	$(4,300)	$(10,950)	$(3,598)	$(7,383)

          The Company’s objectives in using these derivatives are explained below.

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

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Derivative Instruments

          Investment Related Derivatives – Credit Exposure

          Credit derivatives may be purchased within the Company’s investment portfolio in the form of single name and basket credit default swaps, which are used to mitigate credit exposure through a reduction in credit spread duration (i.e., macro credit strategies rather than single-name credit hedging) or exposure to selected issuers, including issuers that are not held in the underlying bond portfolio.

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

(d)(ii) Financial Operations Derivatives – Credit Exposure

          At June 30, 2012 and December 31, 2011, the Company held two credit derivative exposures that were written as part of the Company’s previous financial lines business and are outside of the Company’s investment portfolio: one provides credit protection on the senior tranches of a structured finance transaction; the other is a European project finance loan participation. An aggregate summary of these credit derivative exposures at June 30, 2012 and December 31, 2011 is as follows:

Financial Operations Derivatives - Credit Exposure Summary: (U.S. dollars in thousands, except term to maturity)	June 30, 2012	December 31, 2011

Principal outstanding	$56,052	$78,425
Interest outstanding	2,616	3,253

Aggregate outstanding exposure	$58,668	$81,678

Total liability recorded	$3,626	$10,288
Weighted average contractual term to maturity	4.8 years	5.0 years
Underlying obligations credit rating	BBB-	BB

          The credit protection related to the structured finance transaction is a credit default swap that was executed in 2000. The underlying collateral is predominantly securitized pools of leveraged loans and bonds. In the second quarter of 2012, the Company’s exposure to this transaction was reduced by $23.0 million mainly due to principal pay downs. Management continues to monitor the underlying performance. The European project finance loan participation benefits from an 80% deficiency guarantee from the German state and federal governments.

          At June 30, 2012 and December 31, 2011, there were no reported events of default on these obligations. Credit derivatives are recorded at fair value based upon prices received from the investment bank counterparties and corroborated by using models developed by the Company. Although the Company does not have access to the specific unobservable inputs that may have been used in the value provided by the counterparties, it expects that the significant inputs considered would include changes in interest rates, future default rates, credit spreads, changes in credit quality, future expected recovery rates and other market factors. The change resulting from movements in credit and credit quality spreads is unrealized as the credit derivatives are not traded to realize this resultant value.

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

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Derivative Instruments

(e) Contingent Credit Features

          Certain derivatives agreements entered into by the Company or its subsidiaries contain rating downgrade provisions that permit early termination of the agreement by the counterparty if collateral is not posted following failure to maintain certain credit ratings from one or more of the principal credit rating agencies. If the Company were required to early terminate such agreements due to a rating downgrade, it could potentially be in a net liability position at the time of settlement. The aggregate fair value of all derivatives agreements containing such rating downgrade provisions that were in a liability position and the collateral posted under any of these agreements as of June 30, 2012 and December 31, 2011 were as follows:

Contingent Credit Features - Summary: (U.S. dollars in thousands)	June 30, 2012	December 31, 2011

Aggregate fair value of derivative agreements with downgrade provisions in a net liability position	$10,152	$15,763
Collateral posted to counterparty	$-	$809

7. Share Capital

(a) Authorized and Issued

          Ordinary Share Buybacks

          On February 27, 2012, the Company announced that its Board of Directors approved a share buyback program, authorizing the Company to purchase up to $750 million of its ordinary shares. This authorization replaced the approximately $190 million remaining under the share buyback program that was authorized in November 2010 as described in further detail in Item 8, Note 18, “Share Capital,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. During the three months ended March 31, 2012 and the three months ended June 30, 2012, the Company purchased and canceled 4.7 million and 6.1 million ordinary shares under the new program for $100.0 million and $125.0 million, respectively. All share buybacks were carried out by way of redemption in accordance with Irish law and the Company’s constitutional documents. All shares so redeemed were canceled upon redemption. At June 30, 2012, $525.0 million remained available for purchase under the new program.

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

          During the six months ended June 30, 2012, the Company granted approximately 1.2 million stock options with a weighted-average grant date fair value of $7.62 per option. The fair value of the options issued was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

Dividend yield	1.90%
Risk free interest rate	1.16%
Volatility	46.0%
Expected lives	6.0	years

          During the six months ended June 30, 2012, the Company granted approximately 0.3 million restricted stock awards to certain employees and directors of the Company and its subsidiaries with an aggregate grant date fair value of approximately $6.8 million. The award recipients generally have the rights and privileges of a shareholder as to the restricted stock, including the right to receive dividends and the right to vote such restricted stock. The recipients are not entitled to receive delivery of a stock certificate prior to vesting nor may any restricted stock be sold, transferred, pledged, or otherwise disposed of prior to the satisfaction of all vesting requirements.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. Share Capital

          During the six months ended June 30, 2012, the Company granted approximately 1.3 million restricted stock units to certain employees of the Company and its subsidiaries with an aggregate grant date fair value of approximately $26.2 million. Each restricted stock unit represents the Company’s obligation to deliver to the holder one ordinary share upon satisfaction of the three year vesting term. Restricted stock units are granted at the closing market price on the day of grant and entitle the holder to receive dividends declared and paid in the form of additional ordinary shares contingent upon vesting.

          During the six months ended June 30, 2012, the Company granted approximately 1.5 million performance units (representing a potential maximum share payout of approximately 3.0 million ordinary shares) to certain employees with an aggregate grant date fair value of approximately $29.2 million. The performance units vest after three years, subject to the achievement of stated performance metrics, and entitle the holder to ordinary shares of the Company. There are no dividend rights associated with the performance units. Each grant of performance units has a target number of shares, with final payouts ranging from 0% to 200% of the grant amount depending upon a combination of corporate and business segment performance along with each employee’s continued service through the vest date. Performance targets are based on relative and absolute financial performance metrics.

8. Notes Payable and Debt and Financing Arrangements

(a) Notes Payable and Debt

          All outstanding debt of the Company at June 30, 2012 and December 31, 2011 was issued by XLIT Ltd. (“XL-Cayman”) except for the $600 million par value 6.5% Guaranteed Senior Notes (the “XLCFE Notes”), which were issued by XL Capital Finance (Europe) plc (“XLCFE”) and were repaid at maturity on January 15, 2012. Both XL-Cayman and XLCFE are wholly-owned subsidiaries of XL Group plc. The XLCFE Notes were fully and unconditionally guaranteed by XL Company Switzerland GmbH. XL-Cayman’s outstanding debt is fully and unconditionally guaranteed by XL-Ireland. The Company’s ability to obtain funds from its subsidiaries to satisfy any of its obligations under guarantees is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the Company operates, including, among others, Bermuda, the United States, Ireland, Switzerland and the U.K. Aggregated required statutory capital and surplus for the principal operating subsidiaries of the Company was $6.7 billion at December 31, 2011.

(b) Letter of Credit Facilities and Other Sources of Collateral

          The Company has several letter of credit facilities provided on a syndicated and bilateral basis from commercial banks. These facilities are utilized primarily to support non-admitted insurance and reinsurance operations in the U.S. and capital requirements at Lloyd’s. The Company’s letter of credit facilities and revolving credit facilities at June 30, 2012 and December 31, 2011 were as follows:

Letter of Credit Summary: (U.S. dollars in thousands except percentages)	June 30, 2012 (1)	December 31, 2011 (1)

Revolving credit facility (2)	$1,000,000	$1,000,000
Available letter of credit facilities - commitments (3)	$4,000,000	$4,000,000
Available letter of credit facilities - in use	$1,728,948	$1,871,192
Collateralized by certain assets of the Company’s investment portfolio	93.2%	93.8%

(1)	At June 30, 2012 and December 31, 2011, there were five available letter of credit facilities.
(2)	At June 30, 2012 and December 31, 2011, the revolving credit facility was unutilized.
(3)

The Company has the option to increase the size of the March 2011 Credit Agreement by an additional $500 million and the size of the facilities under the December 2011 Credit Agreements by an additional $500 million across both such facilities..

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. Related Party Transactions

          At June 30, 2012, the Company owned minority stakes in four independent investment management companies (“Investment Manager Affiliates”) that are actively managing client capital and seeking growth opportunities. The Company seeks to develop relationships with specialty investment management organizations, generally acquiring an equity interest in the business. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates and through these funds and partnerships pays management and performance fees to the Company’s Investment Manager Affiliates.

          In the normal course of business, the Company enters into certain quota share reinsurance contracts with a subsidiary of one of its other strategic affiliates, ARX Holding Corporation. During the six months ended June 30, 2012 and 2011, these contracts resulted in reported net premiums written, net reported claims and reported acquisition costs as summarized below. Management believes that these transactions are conducted at market rates consistent with negotiated arms-length contracts.

ARX Holding Corporation (U.S. dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Reported net premiums written	$10,549	$8,713	$26,196	$22,772
Net losses incurred	7,862	5,570	15,823	13,261
Reported acquisition costs	6,136	5,218	12,613	11,067

10. Variable Interest Entities

          At times, the Company has utilized variable interest entities (“VIEs”) both indirectly and directly in the ordinary course of the Company’s business.

          The Company invests in CDOs and other investment vehicles that are issued through VIEs as part of the Company’s investment portfolio. The activities of these VIEs are generally limited to holding the underlying collateral used to service investments therein. The Company’s involvement in these entities is passive in nature and we are not the arranger of these entities. In addition, the Company has not been involved in establishing these entities and is not the primary beneficiary of these VIEs as contemplated in current authoritative accounting guidance.

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

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent

(U.S. dollars in thousands, except per share amounts) Basic earnings per ordinary share & ordinary share equivalents outstanding:	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net income (loss) attributable to ordinary shareholders	$221,156	$225,663	$397,784	$(1,621)
Weighted average ordinary shares outstanding	309,765	309,184	312,442	310,325

Basic earnings per ordinary share & ordinary share equivalents outstanding	$0.71	$0.73	$1.27	$(0.01)

Diluted earnings per ordinary share & ordinary share equivalents outstanding:
Net income (loss) attributable to ordinary shareholders	$221,156	$225,663	$397,784	$(1,621)
Impact of assumed conversion of 10.75% Units	-	11,977	-	-

Net income (loss) attributable to ordinary shareholders including impact of assumed conversion of 10.75% Units	$221,156	$237,640	$397,784	$(1,621)

Weighted average ordinary shares outstanding - basic	309,765	309,184	312,442	310,325
Impact of share based compensation and certain conversion features	2,670	32,805	2,568	-

Weighted average ordinary shares outstanding - diluted	312,435	341,989	315,010	310,325

Diluted earnings per ordinary share & ordinary share equivalents outstanding	$0.71	$0.69	$1.26	$(0.01)

Dividends per ordinary share	$0.11	$0.11	$0.22	$0.22

          For the three and six months ended June 30, 2012 and 2011, ordinary shares available for issuance under share based compensation plans of 8.8 million and 9.0 million, and 9.7 million and 17.3 million, respectively, were not included in the calculation of diluted earnings per share because the assumed exercise or issuance of such shares would be anti-dilutive.

          In addition, for the six months ended June 30, 2011, ordinary shares available for issuance under the purchase contracts associated with the 10.75% Units of 30.5 million were not included in the calculation of diluted earnings per share because the assumed issuance of such shares would be anti-dilutive. For further information on the 10.75% Units see Item 8, Note 15, “Notes Payable and Debt Financing Arrangements,” to the Consolidated Financial Statements in the Company’s Annual Report on form 10-K for the year ended December 31, 2011.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Commitments and Contingencies

(a) Financial Guarantee Exposures

Financial Guarantee Exposure Summary (U.S. dollars in thousands except number of contracts and term to maturity)	June 30, 2012	December 31, 2011

Opening number of financial guarantee contracts	4	37
Number of financial guarantee contracts matured, prepaid or commuted during the period	-	(33)

Closing number of financial guarantee contracts	4	4

Principal outstanding	$115,464	$115,464
Interest outstanding	$-	$-

Aggregate exposure outstanding	$115,464	$115,464

Total gross claim liability recorded	$1,399	$1,399
Total unearned premiums and fees recorded	$352	$425
Weighted average contractual term to maturity in years	25.9	26.7

          The Company’s outstanding financial guarantee contracts at June 30, 2012 provide credit support for a variety of collateral types with the exposures comprised of (i) a $108.3 million notional financial guarantee on three notes backed by zero coupon long dated bonds and bank perpetual securities, including some issued by European financials; and (ii) a $7.2 million notional financial guarantee relating to future scheduled repayments on a government-subsidized housing project. At June 30, 2012, there were no reported events of default on these obligations.

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

          Legal actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material effect on the Company’s financial position or liquidity at June 30, 2012.

          If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions or claims, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company’s assessment at June 30, 2012, no such disclosures are considered necessary.

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

EXECUTIVE OVERVIEW

          See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. That discussion is updated with the disclosures set forth below.

RESULTS OF OPERATIONS AND KEY FINANCIAL MEASURES

Results of Operations

          The following table presents an analysis of the Company’s net income available to ordinary shareholders and other financial measures (described below) for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands, except share and per share amounts)	2012	2011	2012	2011

Net income (loss) attributable to ordinary shareholders	$221,156	$225,663	$397,784	$(1,621)
Earnings (loss) per ordinary share – basic	$0.71	$0.73	$1.27	$(0.01)
Earnings (loss) per ordinary share – diluted	$0.71	$0.69	$1.26	$(0.01)
Weighted average number of ordinary shares and ordinary share equivalents – basic	309,765	309,184	312,442	310,325
Weighted average number of ordinary shares and ordinary share equivalents – diluted	312,435	341,989	315,010	310,325

Key Financial Measures

          The following are some of the financial measures management considers important in evaluating the Company’s operating performance in the Company’s P&C operations:

	Three Months Ended June 30,		Six Months Ended June 30,

(U.S. dollars in thousands, except ratios)	2012	2011	2012	2011

Underwriting profit (loss) - P&C operations	$129,372	$67,049	$192,612	$(261,015)
Combined ratio - P&C operations	90.8%	94.9%	93.0%	110.1%
Net investment income - P&C operations (1)	$187,986	$214,448	$378,202	$417,735
Annualized return on average ordinary shareholders’ equity (2)	9.0%	9.6%	8.3%	0.0%

(U.S. dollars)	June 30, 2012	December 31, 2011

Book value per ordinary share (3)	$32.27	$29.81
Fully diluted book value per ordinary share (4)	$31.96	$29.59

(1)	Net investment income relating to P&C operations includes the net investment income related to the net results from structured products.
(2)

Annualized return on average ordinary shareholders’ equity (“ROE”) is a non-GAAP financial measure and is calculated by dividing the net income (loss) for the year by the average of the opening and closing ordinary shareholders’ equity. See “Annualized Return on Ordinary Shareholders’ Equity Calculation” herein for a reconciliation of ROE to average ordinary shareholders’ equity.

(3)

Book value per ordinary share, a non-GAAP financial measure, is calculated by dividing ordinary shareholders’ equity (total shareholders’ equity less non-controlling interest in equity of consolidated subsidiaries) by the number of outstanding ordinary shares at the applicable period end. Book value per ordinary share is affected primarily by the Company’s net income (loss), by any changes in the net unrealized gains and losses on its investment portfolio, by currency translation adjustments and also by the impact of any share buyback or issuance activity. Ordinary shareholders’ equity was $9.9 billion and $9.4 billion and the number of ordinary shares outstanding was 305.7 million and 315.7 million at June 30, 2012 and December 31, 2011, respectively. Ordinary shares outstanding include all ordinary shares legally issued and outstanding (as disclosed on the face of the balance sheet) as well as all director share units outstanding.

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

          Underwriting profit – property and casualty (“P&C”) operations

          One way that the Company evaluates the performance of its insurance and reinsurance operations is by underwriting profit or loss. The Company does not measure performance based on the amount of gross premiums written. Underwriting profit or loss is calculated from premiums earned less net losses incurred and expenses related to underwriting activities. The Company’s underwriting profit for the three and six months ended June 30, 2012 was consistent with the combined ratio discussed below.

          Combined ratio – P&C operations

          The combined ratio for P&C operations is used by the Company and many other insurance and reinsurance companies as another measure of underwriting profitability. The combined ratio is calculated from the net losses incurred and underwriting expenses as a ratio of the net premiums earned for the Company’s insurance and reinsurance operations. A combined ratio of less than 100% indicates an underwriting profit and greater than 100% reflects an underwriting loss. The Company’s combined ratio for the three and six months ended June 30, 2012 is lower than for the same periods in the previous year, as a result of a decrease in the loss and loss expense ratio partially offset by a marginal increase in the underwriting expense ratio. The loss and loss expense ratio, which is the ratio of losses and loss expenses incurred to net premiums earned, has decreased as a result of overall lower levels of catastrophe losses and other large loss events for the three and six months ended June 30, 2012 as compared to the same periods of 2011. The increased underwriting expense ratio, which is the ratio of the sum of acquisition expenses and operating expenses to the net premiums earned, is reflective of the additional costs incurred from strategic initiatives and compensation costs.

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

          Book value per ordinary share

          Management also views the change in the Company’s book value per ordinary share as an additional measure of the Company’s performance. Book value per ordinary share, a non-GAAP financial measure, is calculated by dividing ordinary shareholders’ equity (total shareholders’ equity less non-controlling interest in equity of consolidated subsidiaries) by the number of outstanding ordinary shares at the applicable period end. Book value per ordinary share is affected primarily by the Company’s net income (loss), by any changes in the net unrealized gains and losses on its investment portfolio, currency translation adjustments and also the impact of any share buyback or issuance activity. Ordinary shareholders’ equity was $9.9 billion and $9.4 billion and the number of ordinary shares outstanding was 305.7 million and 315.6 million at June 30, 2012 and December 31, 2011, respectively. Ordinary shares outstanding include all ordinary shares legally issued and outstanding (as disclosed on the face of the balance sheet) as well as all director share units outstanding.

          Book value per ordinary share increased by $1.13 in the three months ended June 30, 2012 and by $2.46 in the six months ended June 30, 2012. These increases were due to the net income in both periods, an increase in net unrealized gains on investments and the benefit of share buyback activity. In the three months ended June 30, 2011 and the six months ended June 30, 2011, book value per share increased by $1.59 and $1.17, respectively, due to an increase in net unrealized gains on available for sale investments and the benefit of share buyback activity offset by catastrophe losses in the first quarter of 2011.

          Fully diluted book value per ordinary share, a non-GAAP financial measure, represents book value per ordinary share combined with the dilutive impact of potential future share issuances at period end. In the three and six months ended June 30, 2012, fully diluted book value per ordinary share increased by $1.08 and $2.37, respectively, as a result of the factors contributing to the increase in book value per share noted above. In the three and six months ended June 30, 2011, fully diluted book value per share increased by $1.84 and $1.09, respectively, as a result of the factors contributing to the increase in book value per share noted above.

          Annualized return on average ordinary shareholders’ equity (“ROE”)

          ROE is another non-GAAP financial measure that management considers important in evaluating the Company’s operating performance. ROE is calculated by dividing the net income attributable to ordinary shareholders for any period by the average of the opening and closing ordinary shareholders’ equity. The Company establishes minimum target ROEs for its total operations, segments and lines of business. If the Company’s minimum ROE targets over the longer term are not met with respect to any line of business, the Company seeks to modify and/or exit this line. In addition, among other factors, the Company’s compensation of its senior officers is dependent on the achievement of the Company’s performance goals to enhance ordinary shareholder value as measured by ROE (adjusted for certain items considered to be “non-operating” in nature). For the six months ended June 30, 2012, annualized ROE was 8.3% and for the same period in the prior year it was negative due primarily to the net loss attributable to ordinary shareholders as a result of natural catastrophe losses in that period. See “Annualized Return on Ordinary Shareholders’ Equity Calculation” herein for the calculation of annualized ROE to average ordinary shareholders’ equity.

SIGNIFICANT ITEMS AFFECTING THE RESULTS OF OPERATIONS

          The Company’s net income and other financial measures as shown above for the three and six months ended June 30, 2012 have been affected by, among other things, the following significant items:

1)	the impact of significant large loss events;

2)	market movement impacts on the Company’s investment portfolio; and

3)	continuing competitive factors impacting the underwriting environment.

1) The impact of significant large loss events

          The Company had a P&C underwriting profit of $129.4 million and $192.6 million for the three and six months ended June 30, 2012, respectively, compared to a P&C underwriting profit of $67.0 and an underwriting loss of $261.0 million for the same periods of 2011, respectively. The increase in underwriting profit in the three and six months ended June 30, 2012 was primarily due to lower levels of natural catastrophe losses and lower non-natural catastrophe large loss activity in energy, property and marine business units as explained further below.

          Natural Catastrophe Losses

          For the three months ended June 30, 2012, natural catastrophe losses net of reinsurance recoveries and including reinstatement premiums were $60.6 million, compared to $68.3 million in the same period of 2011.

          For the six months ended June 30, 2012, natural catastrophe losses net of reinsurance recoveries and including reinstatement premiums were $80.6 million, compared to $455.7 million in the same period of 2011. Natural catastrophe losses in the first half of 2011 included the March 11, 2011 earthquake and tsunami in Japan, the earthquake that struck Christchurch, New Zealand on February 22, 2011, the 2011 flooding events in Australia and the severe weather occurrences, including tornado activity, in the United States over the periods April 22 - 28 and May 20 - 23, 2011.

          Large Loss Events

          The three and six months ended June 30, 2012 and 2011 were impacted by significant losses from large non-natural catastrophe loss events in both the Insurance and Reinsurance segments. In 2012, the impact was largely related to a single large marine loss during the first quarter. Management’s preliminary loss estimates for large marine loss activity in the six months ended June 30, 2012, net of reinsurance and reinstatement premiums, were $46.6 million, of which $24.3 million was attributable to the Insurance segment and $22.3 million to the Reinsurance segment. In the three and six months ended June 30, 2011 the large loss activity relates to several losses in the International Property and Casualty (“IPC”) and North America Property and Casualty (“NAPC”) energy and property Insurance units and a large international marine loss.

          See “Income Statement Analysis,” herein for further information regarding these large loss events within each of the Company’s operating segments.

2) Market movement impacts on the Company’s investment portfolio

          During the three months ended June 30, 2012, interest rates decreased, partially offset by widening credit spreads. The net impact of the market conditions on the Company’s investment portfolio for the three months was favorable and resulted in an increase in the amount of $141.4 million in net unrealized gains on available for sale investments as compared to March 31, 2012. This represents an approximately 0.3% appreciation in average assets for the three months ended June 30, 2012.

          The following table provides further detail regarding the movements in relevant credit markets, as well as in government interest rates using selected market indices:

	Interest Rate Movement for the three months ended June 30, 2012 (1) (‘+’/‘-’ represents increases / decreases in interest rates)	Credit Spread Movement for the three months ended June 30, 2012 (2) (‘+’/‘-’ represents widening / tightening of credit spreads)

United States	-32 basis points (5 year Treasury)	+21 basis points (US Corporate A rated)
+7 basis points (US Mortgage Master Index)
+6 basis points (US CMBS, AAA rated)
United Kingdom	-47 basis points (10 year Gilt)	+14 basis points (UK Corporate, AA rated)
Euro-zone	-19 basis points (5 year Bund)	+19 basis points (Europe Corporate, A rated)

(1)	Source: Bloomberg Finance L.P.

(2)	Source: Merrill Lynch Global Indices.

          Net realized losses on investments in the three months ended June 30, 2012 totaled $12.4 million, including net realized losses of approximately $28.2 million related to the impairment of certain of the Company’s fixed income investments, where the Company determined that there was an other-than-temporary decline in the value of those investments related to credit. For further analysis of this, see “Results of Operations” below.

          During the six months ended June 30, 2012, credit spreads tightened combined with decreasing interest rates. The net impact of the market conditions on the Company’s investment portfolio for the six-month period was favorable and resulted in an increase in the amount of $369.9 million in net unrealized gains on available for sale investments as compared to December 31, 2011. This represents an approximately 0.8% appreciation in average assets for the six months ended June 30, 2012.

          The following table provides further detail regarding the movements in relevant credit markets, as well as in government interest rates using selected market indices:

	Interest Rate Movement for the six months ended June 30, 2012 (1) (‘+’/‘-’ represents increases / decreases in interest rates)	Credit Spread Movement for the six months ended June 30, 2012 (2) (‘+’/‘-’ represents widening / tightening of credit spreads)

United States	-11 basis points (5 year Treasury)	-52 basis points (US Corporate A rated)
-7 basis points (US Mortgage Master Index)
-58 basis points (US CMBS, AAA rated)
United Kingdom	-15 basis points (10 year Gilt)	-17 basis points (UK Corporate, AA rated)
Euro-zone	-24 basis points (5 year Bund)	-85 basis points (Europe Corporate, A rated)

(1)	Source: Bloomberg Finance L.P.
(2)	Source: Merrill Lynch Global Indices.

          Net realized gains on investments in the six months ended June 30, 2012 totaled $8.4 million, including net realized losses of approximately $49.2 million related to the impairment of certain of the Company’s fixed income investments, where the Company determined that there was an other-than-temporary decline in the value of those investments related to credit. For further analysis of this, see “Results of Operations” below.

3) Continuing competitive factors impacting the underwriting environment

          Insurance

           The trading environment for the core lines of insurance business written by the Company remains competitive, although the gradual rate improvement which began in the second half of 2011 has been sustained through the first half of 2012. Gross premiums written in the Insurance segment increased in the three months ended June 30, 2012 as compared to the same period in 2011 by 1.6%. This premium increase was partly driven by improved pricing, further outlined below, and also from new business in NAPC property, construction and surplus lines, higher retention levels and new business in the U.S. D&O book, as well as growth in the new political risk and trade credit business.

          Improved pricing contributed to the premium growth with an overall 4% rate improvement achieved for the segment during the second quarter of 2012. Rate improvement was experienced in all four business groups and nearly all of the segment’s businesses. NAPC rates improved by 6% led by double digit increases in property and surplus lines businesses, a rate increase of 3% in IPC, a rate increase of 2% in Professional driven by U.S. D&O and an improvement in Specialty pricing of 5%, with the strongest movement in marine and offshore energy.

          Reinsurance

          The Reinsurance segment’s gross premiums written decreased by 4.2% in the three months ended June 30, 2012 as compared to the same period in 2011. The premium decrease was predominantly from the North America, Latin America and International business groups, attributable to volume and share reductions, and selective cancelations, partially offset by premium growth from Bermuda.

          July 1 renewals saw pricing broadly in line with management’s expectations. Both the primary and reinsurance markets remain highly competitive with substantial capacity available in both traditional and non-traditional forms. However, the Reinsurance segment will continue its disciplined underwriting and risk management strategies.

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

          Buybacks of Ordinary Shares

          On February 27, 2012, the Company announced that its Board of Directors approved a share buyback program, authorizing the Company to purchase up to $750 million of its ordinary shares. This authorization replaced the approximately $190 million remaining under the share buyback program that was authorized in November 2010 as described in further detail in Item 8, Note 18, “Share Capital,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. During the three months ended March 31, 2012 and the three months ended June 30, 2012, the Company purchased and canceled 4.7 million and 6.1 million ordinary shares, respectively, under the new program for $100.0 million and $125.0 million, respectively. All share buybacks were carried out by way of redemption in accordance with Irish law and the Company’s constitutional documents. All shares so redeemed were canceled upon redemption. At June 30, 2012, $525.0 million remained available for purchase under the new program.

          Repayment of the 6.5% Guaranteed Senior Notes due January 2012 (the “XLCFE Notes”)

          On January 15, 2012, the $600 million principal amount outstanding on the XLCFE Notes, which were issued by XL Capital Finance (Europe) plc (“XLCFE”), was repaid at maturity. For further detail, see Item 1, Note 8, “Notes Payable and Debt Financing Arrangements,” to the Unaudited Consolidated Financial Statements included herein.

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

			1-in-100 Event		1-in-250 Event

(U.S. dollars in millions) Geographical Zone	Peril	Measurement Date of In-Force Exposures (1)	Probable Maximum Loss (2)	Percentage of Tangible Shareholders’ Equity at June 30, 2012	Probable Maximum Loss (2)	Percentage of Tangible Shareholders’ Equity at June 30, 2012

North America	Earthquake	April 1, 2012	$877	8.1%	$1,451	13.4%
North Atlantic	Windstorm	April 1, 2012	1,303	12.1%	1,724	16.0%
U.S.	Windstorm	April 1, 2012	1,288	11.9%	1,707	15.8%
Europe	Windstorm	April 1, 2012	550	5.1%	792	7.3%
Japan	Earthquake	April 1, 2012	269	2.5%	352	3.3%
Japan	Windstorm	April 1, 2012	165	1.5%	231	2.1%

(1)	Detailed analyses of aggregated in-force exposures and maximum loss levels are done periodically. The measurement dates represent the date of the last completed detailed analysis by geographical zone.
(2)

Probable maximum losses, which include secondary uncertainty that incorporates variability around the expected probable maximum loss for each event, do not represent the Company’s maximum potential exposures and are pre-tax.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

          See the discussion of the Company’s Critical Accounting Policies and Estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

VARIABLE INTEREST ENTITIES AND OTHER OFF-BALANCE SHEET ARRANGEMENTS

          For further information, see the discussion of the Company’s variable interest entities and other off-balance sheet arrangements in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Variable Interest Entities (“VIEs”) and Other Off-Balance Sheet Arrangements,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and Item 1, Note 10, “Variable Interest Entities,” to the Unaudited Consolidated Financial Statements included herein.

SEGMENTS

          The Company is organized into three operating segments: Insurance, Reinsurance and Life operations. The Company’s general investment and financing operations are reflected in Corporate.

          The Company evaluates the performance of both the Insurance and Reinsurance segments based on underwriting profit and the performance of the Life operations segment based on its contribution to net income. Other items of revenue and expenditure of the Company are not evaluated at the segment level for reporting purposes. In addition, the Company does not allocate investment assets by segment for its P&C operations. Investment assets related to the Company’s Life operations and certain structured products included in the Insurance and Reinsurance segments are held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from the applicable segment. See Item 1, Note 4, “Segment Information,” to the Unaudited Consolidated Financial Statements included herein for a reconciliation of segment data to the Company’s Unaudited Consolidated Financial Statements.

INCOME STATEMENT ANALYSIS

Segment Results for the three months ended June 30, 2012 compared to the three months ended June 30, 2011

Insurance

          The Company’s Insurance segment provides commercial property, casualty and specialty insurance products on a global basis. Products generally provide tailored coverages for complex corporate risks and include the following lines of business: property, casualty, professional liability, environmental liability, aviation and satellite, marine and offshore energy, equine, fine art and specie, excess and surplus lines, political risk and trade credit, product recall, surety and other insurance coverages including those mentioned above, through the Company’s program business. The Company focuses on those lines of business within its insurance operations that are believed to provide the best return on capital over time. These lines of business are divided into the following business groups: NAPC, IPC, Global Professional Lines (“Professional”) and Global Specialty (“Specialty”).

          The following table summarizes the underwriting profit (loss) for the Insurance segment:

	Three Months Ended June 30,

(U.S. dollars in thousands)	2012	2011	% change

Gross premiums written	$1,311,034	$1,290,030	1.6%
Net premiums written	944,267	893,191	5.7%
Net premiums earned	959,294	907,443	5.7%
Net losses and loss expenses	(635,284)	(608,182)	4.5%
Acquisition costs	(123,284)	(113,883)	8.3%
Operating expenses	(192,247)	(166,608)	15.4%

Underwriting profit (loss)	$8,479	$18,770	(54.8)%
Net results – structured products	9,047	2,690	236.3%
Net fee income and other	(1,847)	(3,218)	(42.6)%

          Gross premiums written increased in the three months ended June 30, 2012 as compared to the same period of 2011 by 1.6% and, when evaluated in local currency, increased by 4.2%. All business groups with the exception of IPC experienced an increase in gross premiums written predominantly from new business, improved pricing and higher retention levels, partially offset by the unfavorable impact of foreign exchange rates and targeted non-renewals. For NAPC, the growth in premium was largely driven by new business growth and improved retention across most lines, and pricing mainly in property, partially offset by certain premium adjustments. In Professional, new business primarily in the U.S. professional business and improved pricing contributed to increased premiums but were partially offset by the non-renewal of under-priced business. In Specialty, there was premium growth from favorable amendments to prior year premium estimates, increased writings from the new business lines of political risk and product recall, and new business in marine cargo lines, partially offset by lower retention levels and adverse amendments to prior year premium estimates in aerospace. The decline in IPC was from lower retention and lower new business. The lower retention relates to the non-renewal of property accounts that did not meet the Company’s pricing requirements.

          Net premiums written increased by 5.7% in the three months ended June 30, 2012 as compared to the same period of 2011. The increase resulted from the gross written premium increases outlined above together with a decrease in ceded written premiums. The decrease in ceded premiums relates to decreased utilization of facultative reinsurance, primarily in IPC, following the cancelation of a large general property program, from lower cessions as a result of lower retention levels in IPC property and from reduced ceded reinstatement premiums related to marine losses partially offset by changes in the structure and cost of certain property reinsurance treaties.

          Net premiums earned increased by 5.7% in the three months ended June 30, 2012 as compared to the same period of 2011. The increase primarily resulted from higher net written premiums earned in NAPC, Professional and Specialty partially offset by the decrease in IPC property premiums as outlined above.

          The following table presents the ratios for the Insurance segment:

	Three Months Ended June 30,
	2012	2011

Loss and loss expense ratio	66.2%	67.0%
Acquisition expense ratio	12.9%	12.5%
Operating expense ratio	20.0%	18.4%

Underwriting expense ratio	32.9%	30.9%

Combined ratio	99.1%	97.9%

          The loss and loss expense ratio includes net losses incurred for both the current quarter and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Insurance segment for the three months ended June 30, 2012 as compared to the same period of 2011:

	Three Months Ended June 30,
(U.S. dollars in millions, except ratios)	2012	2011

Property	$1.2	$(16.7)
Casualty	(56.9)	11.8
Professional	(28.3)	(77.1)
Specialty and other	41.1	18.3

Total	$(42.9)	$(63.7)

Loss and loss expense ratio excluding prior year development	70.7%	74.0%

          Excluding prior year development, the loss ratio for the three months ended June 30, 2012 decreased by 3.3 loss percentage points as compared to the same period in 2011 despite higher levels of catastrophe losses occurring in the second quarter of 2012. Losses net of reinsurance recoveries and including reinstatement premiums recorded related to natural catastrophe events for the three months ended June 30, 2012 were $ 49.3 million compared to $13.1 million in the same period of 2011. Excluding favorable prior year development, net catastrophe losses and related reinstatement premiums in both quarters, the loss ratio for the three months ended June 30, 2012 compared to the same period of 2011 decreased by 6.8 points to 65.8%, mainly due to significant large loss activity in Specialty, specifically from marine and aerospace losses in the second quarter of 2011.

          Net favorable prior year reserve development of $42.9 million for the three months ended June 30, 2012 was mainly attributable to the following:

•	For property lines, net prior year development was $1.2 million unfavorable.

•

For casualty lines, net prior year development was $56.9 million favorable. This was driven by a release of $34.6 million in primary casualty due to better than expected reported loss experience. The primary casualty releases related to the 2002 to 2007 accident years as well as the 2010 and 2011 accident years. There was also a release of $30.0 million in the excess casualty lines due primarily to the favorable resolution of a mature claim. The releases in primary and excess casualty were partially offset by an increase of $9.6 million in U.S. middle markets due to worse than expected reported loss experience.

•

For Professional, net prior year development was $28.3 million favorable. This was driven by releases in reserves for clash losses (which cover a number of substantially similar claims against multiple policyholders) in the U.S. and Bermuda core professional businesses totaling $50.4 million, comprised of a release of $4.5 million for the 2006 and prior report years to reflect favorable reported loss experience across these years, and a release of $45.9 million for report year 2010 to reflect the limited clash events in the U.S. and Bermuda core professional businesses for this year.

In terms of non-clash losses in the professional lines, the International and Bermuda core professional businesses were strengthened by $37.1 million and $5.0 million, respectively, due to unfavorable reported loss development while $24.5 million was released from the U.S. core professional business due to better than expected reported loss development. Finally, for the professional lines, the Design portfolio covering architects and engineers professional liability was strengthened by $4.8 million driven by worse than expected reported loss experience in the Canadian book.

•

For specialty and other lines, net prior year development was $41.1 million unfavorable. This was driven by adverse reported loss development for the non-catastrophe exposures in the excess and surplus lines, which led to a strengthening of $30.0 million. For the same reason, marine was strengthened by $12.6 million, run-off surety by $12.5 million, programs by $10.9 million and environmental by $4.4 million. These increases were partially offset by a release of $24.4 million in aerospace due to better than expected reported loss experience and a release of $3.5 million for the catastrophe exposures in marine.

          The increase in the underwriting expense ratio for the three months ended June 30, 2012 as compared to the same period of 2011 was due to an increase in the operating expense ratio of 1.6 points combined with an increase in the acquisition expense ratio of 0.4 points. The increase in the operating expense ratio was due to higher compensation expenses due to different bonus accrual assumptions and severance costs in the three months ended June 30, 2012 as compared to the same period of 2011. The increase in the acquisition expense ratio was mainly from IPC due to higher premium taxes in the U.K. and Australia, and from Professional through changes in the mix of business.

          Fee income and other improved in the three months ended June 30, 2012 as compared to the same period of 2011 as a result of expenses during the prior year in professional lines related to the cost of an endorsement facility with National Indemnity Company. For further information about this facility, see Item 8, Note 7, “Other Investments,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

          Net results from structured insurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Net results from these contracts improved in the three months ended June 30, 2012 as compared to the same period of 2011 due to lower interest expense as a result of an accretion rate adjustment recorded in the three months ended June 30, 2012 based on changes in expected cash flows and payout patterns on certain structured indemnity contracts.

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

          The following table summarizes the underwriting profit (loss) for the Reinsurance segment:

	Three Months Ended June 30,

(U.S. dollars in thousands)	2012	2011	% change

Gross premiums written	$452,417	$472,413	(4.2)%
Net premiums written	403,011	412,868	(2.4)%
Net premiums earned	441,678	398,682	10.8%
Net losses and loss expenses	(191,071)	(215,402)	(11.3)%
Acquisition costs	(87,723)	(91,448)	(4.1)%
Operating expenses	(41,991)	(43,553)	(3.6)%

Underwriting profit (loss)	$120,893	$48,279	150.4%
Net results – structured products	(22,913)	2,226	*NM
Fee income and other	990	(9)	*NM

*	NM - Not Meaningful

          Gross premiums written decreased in the three months ended June 30, 2012 as compared to the same period of 2011 by 4.2% and, when evaluated in local currency, decreased by 3.4%. The premium decrease was predominantly from the International and North America business groups. The gross premiums written decline from the International business group was mainly as a result of changes in the renewal timing of certain casualty quota share contracts and the absence of positive premium adjustments in the three months ended June 30, 2012 when compared to the same period of 2011. The North America business group experienced a decrease in gross premiums written, driven by a reduction in volume, shares and price for certain renewed property quota share and property excess of loss contracts, as well as changes in the structure of a U.S. agricultural program. Premiums from the Latin America business group declined compared to the prior year quarter due to the timing of certain property renewals. Offsetting these declines was premium growth for the Bermuda business group through both the timing of, and increased shares from property catastrophe renewals. In 2011, the renewal dates for certain policies normally bound in the second quarter were pushed back into the third quarter as a result of the Japan earthquake and tsunami.

          Net premiums written decreased by 2.4% in the three months ended June 30, 2012 as compared to the same period of 2011. The decrease resulted from the gross written premium decreases outlined above offset by a reduction in ceded written premiums. The decrease in ceded written premiums was mainly from the North America business group reflecting the change in structure of the U.S. agricultural program, partially offset by increased ceded premiums in the Bermuda business group.

          Net premiums earned increased by 10.8% in the three months ended June 30, 2012 as compared to the same period of 2011. The increase is a reflection of the overall growth in net premiums written in recent quarters particularly from the Bermuda and International business groups.

          The following table presents the ratios for the Reinsurance segment:

	Three Months Ended June 30,
	2012	2011

Loss and loss expense ratio	43.3%	54.0%
Acquisition expense ratio	19.9%	22.9%
Operating expense ratio	9.4%	11.0%

Underwriting expense ratio	29.3%	33.9%

Combined ratio	72.6%	87.9%

          The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Reinsurance segment for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
(U.S. dollars in millions, except ratios)	2012	2011

Property and other short-tail lines	$(11.5)	$(24.8)
Casualty and other	(46.9)	(39.1)

Total	$(58.4)	$(63.9)

Loss and loss expense ratio excluding prior year development	56.5%	70.1%

          Excluding prior year development, the loss ratio for the three months ended June 30, 2012 decreased by 13.6 loss percentage points as compared to the same period of 2011. Losses net of reinsurance recoveries and including reinstatement premiums recorded related to natural catastrophe events for the three months ended June 30, 2012 were $11.2 million compared to $55.2 million in the same period of 2011. For further details on catastrophe losses in 2011, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Significant Items Affecting the Results of Operations – 1) The impact of significant large natural catastrophe activity,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Excluding favorable prior year development, net catastrophe losses and related reinstatement premiums in both quarters, the loss ratio for the three months ended June 30, 2012 compared to the same period of 2011 decreased by 2.3 points to 53.7% mainly due to higher levels of losses from the property other lines in Latin America incurred in 2011.

          Net favorable prior year reserve development of $58.4 million for the three months ended June 30, 2012 was mainly attributable to the following:

•	Net favorable prior year development of $11.5 million for the short-tailed lines and details of these by specific lines are as follows:

	•	For property catastrophe lines, net prior year development was $0.1 million favorable.

•

For property other lines, net prior year development was $6.5 million favorable mainly due to favorable attritional claim development on the North America and Bermuda business groups offset by some unfavorable attritional claim development on the Latin America business group.

	•	For marine and aviation lines, net prior year development was $4.9 million favorable due mainly to favorable attritional claim development together with releases on one old aviation loss.

•	Net favorable prior year development of $46.9 million for the long-tailed lines and details of these by specific lines are as follows.

•

For casualty lines, net prior year development was $39.3 million favorable arising mainly out of the North America business group due to better than expected development on the 2003 and 2004 underwriting years.

	•	For other lines, net prior year development was $7.6 million favorable driven by a release on the structured indemnity book.

          The decrease in the underwriting expense ratio for the three months ended June 30, 2012 as compared to the same period of 2011 was due to a reduction in the operating expense ratio of 1.6 points and a reduction in the acquisition expense ratio of 3 points. The decrease in the operating expense ratio was due to lower compensation expenses, as a result of severance costs in 2011 and reduced professional fees as compared to the same period of 2011. The decrease in the acquisition expense ratio was largely from decreased profit commissions paid.

          Net results from structured reinsurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Net results from these contracts have decreased in the three months ended June 30, 2012 as compared to the same period of 2011 due to higher interest expense. The higher interest expense was due to an accretion rate adjustment recorded in the three months ended June 30, 2012 based on changes in expected cash flows and payout patterns on one of the larger structured indemnity contracts and from lower net investment income in the period reflecting lower investment yields and the run-off nature of this line of business.

Life Operations

          The following table summarizes the contribution from the Life operations segment, which has been in run-off since 2009. Prior to the decision to run-off the business, products offered included a broad range of underlying lines of life reinsurance business, including term assurances, group life, critical illness cover, immediate annuities and disability income. In addition, prior to selling the renewal rights to the Continental European Business, the products offered included short-term life, accident and health business. The segment also covers a range of geographic markets, with an emphasis on the U.K., United States, Ireland and Continental Europe:

	Three Months Ended June 30,

(U.S. dollars in thousands)	2012	2011	% change

Gross premiums written	$92,904	$100,281	(7.4)%
Net premiums written	85,623	92,194	(7.1)%
Net premiums earned	85,623	92,214	(7.1)%
Net losses and loss expenses	(131,150)	(137,416)	(4.6)%
Acquisition costs	(7,930)	(9,768)	(18.8)%
Operating expenses	(2,829)	(2,723)	3.9%
Net investment income	74,645	82,057	(9.0)%
Net fee income and other	42	96	(56.3)%
Realized gains (losses) on investments	(10,239)	704	*NM

Contribution from Life operations	$8,162	$25,164	(67.6)%

*	NM - Not Meaningful

          The following table is an analysis of the Life operations’ gross premiums written, net premiums written and net premiums earned for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011

(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

Other Life	$54,713	$54,380	$54,380	$58,751	$58,226	$58,246
Annuity	38,191	31,243	31,243	41,530	33,968	33,968

Total	$92,904	$85,623	$85,623	$100,281	$92,194	$92,214

          Gross premiums written decreased by 7.4% in the three months ended June 30, 2012 as compared to the same period of 2011, across the lines of business. The decrease was in line with the run-off expectations combined with unfavorable foreign exchange movements. Ceded premiums written marginally decreased largely due to timing differences.

          Net premiums earned decreased by 7.1% in the three months ended June 30, 2012 as compared to the same period of 2011. This decrease was consistent with the decrease in gross and net premiums written as described above.

          Claims and policy benefit reserves decreased by 4.6% in the three months ended June 30, 2012 as compared to the same period of 2011, as a result of the factors noted above affecting gross and net premiums written, the impact of foreign exchange movements and claims volatility.

          Acquisition costs decreased by 18.8% in the three months ended June 30, 2012 as compared to the same period of 2011, mainly due to the impact of accrual adjustments in the prior year that were one-off in nature.

          Operating expenses increased by 3.9% in the three months ended June 30, 2012 or $0.1 million, as compared to the same period in the prior year.

          Net investment income is included in the calculation of contribution from Life operations, as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. Net investment income decreased by 9.0% in the three months ended June 30, 2012 as compared to the same period of 2011 due to unfavorable foreign exchange movements, lower investment yields and a lower invested asset base, reflecting the run-off nature of the Life operations business.

Investment Activities

          The following table illustrates the change in net investment income from P&C operations, net income from investment fund affiliates, net realized (losses) gains on investments and net realized and unrealized gains (losses) on investment derivative instruments for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,

(U.S. dollars in thousands)	2012	2011	% change

Net investment income - P&C operations (1)	$187,986	$214,448	(12.3)%
Net income (loss) from investment fund affiliates (2)	3,097	10,250	(69.8)%
Net realized gains (losses) on investments	(12,393)	(9,544)	29.9%
Net realized and unrealized gains (losses) on investment and other derivative instruments (3)	(4,300)	(10,950)	(60.7)%

(1)	Net investment income relating to P&C operations includes the net investment income related to the net results from structured products.
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

          Net investment income related to P&C business decreased in the three months ended June 30, 2012 as compared to the same period of 2011 due primarily to a reduction in investment yields and cash outflows from the investment portfolio.

          Net income from investment fund affiliates decreased in the three months ended June 30, 2012 as compared to the same period of 2011. This was driven by moderately negative results from alternative fund affiliates as compared to positive results in the three months ended June 30, 2011, partially offset by an improvement in the returns from private funds.

          The Company manages its fixed income portfolio in accordance with investment authorities approved by the Risk and Finance Committee of the Board of Directors of XL-Ireland. The following is a summary of the investment portfolio returns for the three months ended June 30, 2012 and 2011 of the fixed income and non-fixed income portfolios:

	Three Months Ended June 30,
	2012 (1)	2011 (1)

Total Return on Investments	1.4%	1.7%
P&C fixed income portfolio	1.0%	1.6%
Life fixed income portfolio	2.7%	2.0%

Other Portfolios
Alternative portfolio (2)	(0.3)%	1.1%
Equity portfolio	(6.9)%	1.3%
High-Yield fixed income portfolio	1.2%	0.2%

(1)

Portfolio returns are calculated by dividing the sum of gross investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio. The performance of investment portfolios are measured on a local currency basis. For aggregate performance calculation, respective local currency balances are translated to U.S. dollars at quarter end rates to calculate composite portfolio results.

(2)	Performance on the alternative portfolio reflects the three months ended May 31, 2012 and 2011, respectively.

Net Realized Gains and Losses on Investments and Other-than-Temporary Declines in the Value of Investments

          Net realized losses on investments of $12.4 million in the three months ended June 30, 2012 included net realized losses of approximately $28.2 million related to the write-down of certain of the Company’s AFS investments as well as losses arising on targeted sales of European financial exposures, partially offset by net realized gains of $24.0 million on sales of equity securities.

The significant components of the net impairment charges of $28.2 million for the three months ended June 30, 2012 were:

•

$14.3 million for structured securities where the Company determined that the likely recovery on these securities was below the carrying value and, accordingly, recorded an impairment of the securities to the discounted value of the cash flows expected to be received on these securities.

•

$10.2 million related to medium term notes backed primarily by European investment grade credit. On certain notes, management concluded that expected future returns on the underlying assets were not sufficient to support the previously reported amortized cost. The Company also adjusted the estimated remaining holding period of certain notes resulting in a shorter reinvestment spectrum.

•	$2.2 million related to currency losses primarily arising on U.K. sterling denominated securities held in U.S. dollar portfolios.

•	$1.5 million related to equities as the holding was more than 50% impaired.

          Net realized losses on investments during the three months ended June 30, 2011 included net realized losses of $27.2 million related to the write-down of certain of the Company’s fixed income, equity and other investments with respect to which the Company determined that there was an other-than-temporary decline in the value of those investments as well as net realized gains of $17.7 million from sales of investments.

Net Realized and Unrealized Gains and Losses on Derivatives

          Net realized and unrealized losses on derivatives of $4.3 million in the three months ended June 30, 2012 resulted from the Company’s investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments. For a further discussion see Item 1, Note 6, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements included herein.

Other Revenues and Expenses

          The following table sets forth other revenues and expenses of the Company for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,

(U.S. dollars in thousands)	2012	2011	% change

Net income (loss) from operating affiliates (1)	$22,561	$46,251	(51.2)%
Exchange gains (losses)	17,976	8,498	111.5%
Corporate operating expenses	(50,061)	(39,566)	26.5%
Interest expense (2)	(26,089)	(41,599)	(37.3)%
Income tax (benefit) expense	29,812	24,826	20.1%

(1)	The Company generally records the income related to certain operating affiliates on a three-month lag based upon the availability of the information provided by the investees.
(2)	Interest expense excludes interest expense related to structured products recorded in the Insurance and Reinsurance segments.

          The following table sets forth the net income (loss) from operating affiliates for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,

(U.S. dollars in thousands)	2012	2011	% change

Net income (loss) from financial operating affiliates	$-	$(1,018)	(100.0)%
Net income (loss) from investment manager affiliates	14,052	41,345	(66.0)%
Net income (loss) from strategic operating affiliates	8,509	5,924	43.6%

Total	$22,561	$46,251	(51.2)%

          The financial operating affiliate loss in the three months ended June 30, 2011 is wholly attributable to a write down in value of one investment following a restructuring.

          Investment manager affiliate income decreased in the three months ended June 30, 2012 as compared to the same period in the prior year due to an especially strong quarter for certain investment manager affiliates in the second quarter of 2011 as a result of both strong performance by the investment manager affiliates and the achievement of results that surpassed certain fee hurdles by various funds under management, as compared to solid results for the investment manager affiliates in the second quarter of this year.

          Strategic operating affiliate income increased in the three months ended June 30, 2012 as compared to the three months of 2011 due to a loss on one of the strategic operating affiliates in the three months ended June 30 2011.

          Foreign exchange gains in the three months ended June 30, 2012 were a result of an overall strengthening of the value of the U.S. dollar against the Company’s major currency exposures, which include the Euro, U.K. sterling and the Swiss franc.

          Corporate operating expenses increased in the three months ended June 30, 2012 as compared to the same period in the prior year primarily as a result of certain strategic corporate initiatives taking place in 2012.

          Interest expense decreased in the three months ended June 30, 2012 as compared to the same period in the prior year as a result of the overall reduction in the Company’s debt following the repayment at maturity on January 15, 2012 of $600 million principal amount outstanding 6.5% XLCFE Notes, the purchase and retirement of the $575 million principal amount outstanding 8.25% Senior Notes in August 2011, offset by the issuance of $400 million principal amount outstanding 5.75% Senior Notes in September 2011. For further information about these debt financing transactions, see Item 8, Note 13, “Notes Payable and Debt Financing,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

          A tax charge of $29.8 million was incurred in the three months ended June 30, 2012. The Company recognized a tax charge of $24.8 million in the three months ended June 30, 2011, which included a benefit of $11.9 million arising as a result of a change in an overseas tax rule adopted in the three months ended June 30, 2011. Excluding this benefit, the decrease in the Company’s income tax expense in the three months ended June 30, 2012 compared to the same quarter in 2011 reflects the Company’s expected full year effective tax rate applicable in each of the years.

Segment Results for the six months ended June 30, 2012 compared to the six months ended June 30, 2011

Insurance

          The following table summarizes the underwriting profit (loss) for the Insurance segment:

	Six Months Ended June 30,

(U.S. dollars in thousands)	2012	2011	% change

Gross premiums written	$2,647,668	$2,512,379	5.4%
Net premiums written	1,980,793	1,812,181	9.3%
Net premiums earned	1,893,350	1,783,363	6.2%
Net losses and loss expenses	(1,266,969)	(1,396,695)	(9.3)%
Acquisition costs	(251,540)	(221,527)	13.5%
Operating expenses	(377,593)	(330,703)	14.2%

Underwriting profit (loss)	$(2,752)	$(165,562)	(98.3)%
Net results – structured products	11,866	5,950	99.4%
Net fee income and other	(3,867)	(9,130)	(57.6)%

          Gross premiums written increased in the six months ended June 30, 2012 as compared to the same period of 2011 by 5.4% and, when evaluated in local currency, increased by 7.4%. This increase was experienced across the business groups predominantly from new business, improved pricing and higher retention levels, partially offset by the unfavorable impact of foreign exchange rates. For NAPC, the growth in premium was largely driven by new business growth across most lines, improved retention for construction, property and primary casualty, and improved pricing mainly in property over the prior year, partially offset by certain premium adjustments in environmental and excess casualty. In Professional, improved pricing and new business primarily in the U.S. professional business and favorable amendments to prior year premium estimates and retention levels contributed to increased premiums but were partially offset by the non-renewal of certain under-priced business. In Specialty, there was premium growth from favorable amendments to prior year premium estimates, increased writings from the new business lines of political risk and product recall, new business in marine cargo lines, partially offset by lower retention levels and adverse amendments to prior year premium estimates in aerospace. Finally, there was a decline in gross premiums written in IPC from lower retention and reduced new business in property and primary casualty. The lower retention relates to the non-renewal of property accounts that did not meet the Company’s pricing requirements. Partially offsetting these declines was improved retention levels and growth over the prior year in middle market lines.

          Net premiums written increased by 9.3% in the six months ended June 30, 2012 as compared to the same period of 2011. The increase resulted from the gross written premium increases outlined above together with a decrease in ceded written premiums. The decrease in ceded premiums relates to decreased utilization of facultative reinsurance, primarily in IPC, following the cancelation of a large general property program, from lower cessions as a result of lower retention levels in IPC property, as outlined above, and from reduced ceded reinstatement premiums related to marine losses, partially offset by changes in the structure and costs of certain property reinsurance treaties.

          Net premiums earned increased by 6.2% in the six months ended June 30, 2012 as compared to the same period of 2011. The increase primarily resulted from higher net written premiums earned in NAPC, Professional and Specialty, and the favorable amendments to certain prior year premium estimates partially offset by marine reinstatement premiums.

          The following table presents the ratios for the Insurance segment:

	Six Months Ended June 30,
	2012	2011

Loss and loss expense ratio	66.9%	78.3%
Acquisition expense ratio	13.3%	12.4%
Operating expense ratio	19.9%	18.6%

Underwriting expense ratio	33.2%	31.0%

Combined ratio	100.1%	109.3%

          The loss and loss expense ratio includes net losses incurred for both the current quarter and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Insurance segment for the six months ended June 30, 2012 as compared to the same period of 2011:

	Six Months Ended June 30,
(U.S. dollars in millions, except ratios)	2012	2011

Property	$(17.0)	$(23.7)
Casualty	(61.9)	12.0
Professional	(52.6)	(75.3)
Specialty and other	34.7	16.7

Total	$(96.8)	$(70.3)

Loss and loss expense ratio excluding prior year development	72.0%	82.3%

          Excluding prior year development, the loss ratio for the six months ended June 30, 2012 decreased by 10.3 loss percentage points as compared to the same period in 2011 due to lower levels of catastrophe losses occurring in 2012. Catastrophe and large loss activity net of reinsurance recoveries and including reinstatement premiums was $76.4 million lower for the first six months of 2012 as compared to the same period of 2011. For further details on catastrophe losses in 2011 see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Significant Items Affecting the Results of Operations – 1) The impact of significant large natural catastrophe activity,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Excluding favorable prior year development, net catastrophe losses and related reinstatement premiums in both periods, the loss ratio for the six months ended June 30, 2012 compared to the same period of 2011 decreased by 5.6 points to 68.5%, due to significant large loss activity in the IPC and NAPC energy and property units in the first quarter of 2011 partially offset by a large marine loss in the first quarter of 2012.

          Net favorable prior year reserve development of $96.8 million for the six months ended June 30, 2012 was mainly attributable to the following:

•

For property lines, net prior year development was $17.0 million favorable. This was driven by releases of $17.3 million and $3.2 million for the non-catastrophe exposures in the property and energy books, respectively, due to better than expected reported loss experience mainly in the 2011 accident year. This favorable experience was partially offset by adverse development of $7.3 million in the construction book also primarily attributable to the 2011 accident year and again for the non-catastrophe exposures. The catastrophe exposures saw releases totaling $2.8 million overall with $6.6 million arising from the 2010 accident year offset by a strengthening of $3.3 million in the 2011 accident year.

•

For casualty lines, net prior year development was $61.9 million favorable. This was driven by a release of $34.8 million in the primary casualty business due to better than expected reported loss experience. The primary casualty releases related to the 2002 to 2007 accident years as well as the 2010 and 2011 accident years. There was also a release of $37.5 million in the excess casualty lines due primarily to the favorable resolution of a mature claim. The releases in primary and excess casualty were partially offset by strengthening of $9.6 million in U.S. middle markets due to worse than expected loss experience.

•

For Professional, net prior year development was $52.6 million favorable. This was driven by releases in reserves for clash losses (which cover a number of substantially similar claims against multiple policyholders) in the U.S. and Bermuda core professional businesses totaling $50.4 million. This was comprised of a release of $4.5 million for the 2006 and prior report years to reflect favorable reported loss experience across these years, and a release of $45.9 million for report year 2010 to reflect the limited clash events in the U.S. and Bermuda core professional businesses for this year.

In terms of non-clash losses in the professional lines, $24.5 million and $18.1 million was released from the U.S. and Bermuda core professional businesses, respectively, due to better than expected reported loss development while the International core professional business was strengthened by $37.1 million due to unfavorable reported loss development. Finally for the professional lines, the Design portfolio covering architects’ and engineers’ professional liability was strengthened by $4.8 million driven by worse than expected reported loss experience in the Canadian book.

•

For specialty and other lines, net prior year development was $34.7 million unfavorable. This was driven by adverse reported loss development for the non-catastrophe exposures in the excess and surplus lines, which led to a strengthening of $30.0 million. For the same reason, marine was strengthened by $13.3 million, run-off surety by $12.5 million, programs by $10.9 million and environmental by $4.4 million. These increases were partially offset by releases of $25.0 million in aerospace and $3.2 million in discontinued lines due to better than expected reported loss experience, and a release of $8.9 million for the catastrophe exposures in marine.

          The increase in the underwriting expense ratio for the six months ended June 30, 2012 as compared to the same period of 2011 was due to an increase in the operating expense ratio of 1.3 points combined with an increase in the acquisition expense ratio of 0.9 points. The increase in the operating expense ratio was due to higher compensation expenses due to different bonus accrual assumptions and severance costs in the six months ended June 30, 2012 as compared to the same period of 2011. The increase in the acquisition expense ratio was largely from the impact of marine reinstatement premiums and other earned premium adjustments on the ratio, and a change in the mix of business in Professional.

          Fee income and other improved in the six months ended June 30, 2012 as compared to the same period of 2011 mainly as a result of expenses during the prior year in professional lines related to the cost of an endorsement facility with National Indemnity Company. For further information about this facility, see Item 8, Note 7, “Other Investments,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

          Net results from structured insurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Net results from these contracts have improved in the six months ended June 30, 2012 as compared to the same period of 2011 due to a lower interest expense as a result of an accretion rate adjustment recorded in the current quarter based on changes in expected cash flows and payout patterns on certain structured indemnity contracts.

Reinsurance

          The following table summarizes the underwriting profit (loss) for the Reinsurance segment:

	Six Months Ended June 30,

(U.S. dollars in thousands)	2012	2011	% change

Gross premiums written	$1,432,767	$1,349,184	6.2%
Net premiums written	1,329,713	1,208,160	10.1%
Net premiums earned	865,520	794,458	8.9%
Net losses and loss expenses	(413,451)	(635,754)	(35.0)%
Acquisition costs	(175,967)	(164,974)	6.7%
Operating expenses	(80,738)	(89,183)	(9.5)%

Underwriting profit (loss)	$195,364	$(95,453)	*NM
Net results – structured products	(20,415)	6,440	*NM
Fee income and other	1,323	1,385	(4.5)%

*	NM - Not Meaningful

          Gross premiums written increased in the six months ended June 30, 2012 as compared to the same period of 2011 by 6.2% and, when evaluated in local currency, increased by 7.7%. The premium growth was predominantly from the International business group, attributable to casualty lines through new writings and higher renewals; increased property catastrophe shares and rates in Continental Europe; and new business and increased shares in Asia Pacific property proportional lines of business. For the Bermuda business group, there was premium growth from renewals both through price and capacity increases and from the timing of certain Japanese treaties, since in 2011, the renewal dates and periods of cover were affected by the Japan earthquake and tsunami. These were partially offset by the absence of property catastrophe reinstatement premiums in the Bermuda and International business units, which were written and earned in the same period of 2011 in connection with natural catastrophe losses from the Japan earthquake and tsunami. The North America business group experienced a decrease in gross premiums written, driven by a reduction in volume, shares and price for certain renewed property quota share and property excess of loss contracts, as well as from changes in the structure of a U.S. agricultural program partially offset by new business. Premiums from the Latin America business group declined compared to the same period of the prior year mainly due to the timing of certain property renewals.

          Net premiums written increased by 10.1% in the six months ended June 30, 2012 as compared to the same period of 2011. The increase resulted from the gross written premium increases outlined above coupled with a reduction in ceded written premiums. The decrease in ceded written premiums was mainly from the North America business group reflecting the change in structure of a U.S. agricultural program, partially offset by increased ceded reinstatement premiums in the International business group related to the 2011 Thailand flood loss.

          Net premiums earned increased by 8.9% in the six months ended June 30, 2012 as compared to the same period of 2011. The increase is a reflection of the overall growth in net premiums written in recent quarters partially offset by the increase, in 2011, of reinstatement premiums on catastrophe losses, which were earned immediately.

          The following table presents the ratios for the Reinsurance segment:

	Six Months Ended June 30,
	2012	2011

Loss and loss expense ratio	47.8%	80.0%
Acquisition expense ratio	20.3%	20.8%
Operating expense ratio	9.3%	11.2%

Underwriting expense ratio	29.6%	32.0%

Combined ratio	77.4%	112.0%

          The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Reinsurance segment for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
(U.S. dollars in millions, except ratios)	2012	2011

Property and other short-tail lines	$(40.6)	$(56.1)
Casualty and other	(44.2)	(72.2)

Total	$(84.8)	$(128.3)

Loss and loss expense ratio excluding prior year development	57.6%	96.2%

          Excluding prior year development, the loss ratio for the six months ended June 30, 2012 decreased by 38.6 loss percentage points as compared to the same period of 2011. Losses net of reinsurance recoveries and including reinstatement premiums recorded related to natural catastrophe events for the six months ended June 30, 2012 were $11.2 million compared to $309.9 million in the same period of 2011. For further details on catastrophe losses in 2011 see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Significant Items Affecting the Results of Operations – 1) The impact of significant large natural catastrophe activity” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Excluding favorable prior year development, net catastrophe losses and related reinstatement premiums in both periods, the loss ratio for the six months ended June 30, 2012 and 2011 was the same at 56.2%.

          Net favorable prior year reserve development of $84.8 million for the six months ended June 30, 2012 was mainly attributable to the following:

•	Net favorable prior year development of $40.6 million for the short-tailed lines and details of these by specific lines are as follows:

	•	For property catastrophe lines, net prior year development was $0.4 million favorable.

•

For property other lines, net prior year development was $22.4 million favorable mainly due to favorable attritional claim development on the North America and Bermuda books offset by some unfavorable attritional claim development on the Latin America book. Unfavorable development on a property facultative loss was offset by favorable subrogation on an older large loss.

	•	For marine and aviation lines, net prior year development was $17.8 million favorable due mainly to favorable attritional development together with releases on older large losses.

•	Net favorable prior year development of $44.2 million for the long-tailed lines and details of these by specific lines are as follows:

	•	For casualty lines, net prior year development was $35.3 million favorable arising mainly out of the North America book due to better than expected development on the 2003 and 2004 underwriting years.

	•	For other lines, net prior year development was $8.9 million favorable mainly driven by a release on the Structured Indemnity book.

          The decrease in the underwriting expense ratio for the six months ended June 30, 2012 as compared to the same period of 2011 was due to a reduction in both the operating expense ratio of 1.9 points and the acquisition expense ratio of 0.5 points. The decrease in the operating expense ratio was due to lower compensation expenses in 2012 and reduced professional fees as compared to the same period of 2011. The decrease in the acquisition expense ratio was largely from decreased profit commissions paid as a result of lower net favorable prior year development in North America compared to the same period of 2011.

          Net results from structured reinsurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Net results from these contracts have decreased in the six months ended June 30, 2012 as compared to the same period of 2011 due to higher interest expense. The higher interest expense was due to an accretion rate adjustment recorded in the current quarter based on changes in expected cash flows and payout patterns on one of the larger structured indemnity contracts and from lower net investment income in the six months ended June 30, 2012 reflecting lower investment yields and the run-off nature of this line of business.

Life Operations

          The following table summarizes the contribution from the Life operations segment, which has been in run-off since 2009.

	Six Months Ended June 30,

(U.S. dollars in thousands)	2012	2011	% change

Gross premiums written	$179,587	$197,940	(9.3)%
Net premiums written	164,119	181,866	(9.8)%
Net premiums earned	164,143	181,901	(9.8)%
Net losses and loss expenses	(252,457)	(270,647)	(6.7)%
Acquisition costs	(15,581)	(17,088)	(8.8)%
Operating expenses	(5,436)	(4,889)	11.2%
Net investment income	149,671	159,033	(5.9)%
Net fee income and other	90	137	(34.3)%
Realized gains (losses) on investments	(14,403)	(38,847)	(62.9)%

Contribution from Life operations	$26,027	$9,600	*NM

*	NM - Not Meaningful

          The following table is an analysis of the Life operations’ gross premiums written, net premiums written and net premiums earned for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011

(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

Other Life	$102,767	$101,418	$101,443	$116,027	$114,975	$115,010
Annuity	76,820	62,701	62,700	81,913	66,891	66,891

Total	$179,587	$164,119	$164,143	$197,940	$181,866	$181,901

          Gross premiums written decreased in the six months ended June 30, 2012 as compared to the same period of 2011 by 9.3%, driven predominantly by the Other Life business. The decrease was in line with the run-off expectations combined with unfavorable foreign exchange movements. Ceded premiums written marginally decreased largely due to timing differences.

          Net premiums earned decreased in the six months ended June 30, 2012 as compared to the same period of 2011 by 9.8%. This decrease was consistent with the decrease in gross and net premiums written as described above.

          Claims and policy benefit reserves decreased by 6.7% in the six months ended June 30, 2012 as compared to the same period of 2011, as a result of the factors noted above affecting gross and net premiums written, the impact of foreign exchange movements and claims volatility.

          Acquisition costs decreased in the six months ended June 30, 2012 as compared to the same period of 2011 by 8.8%, mainly due to the impact of accrual adjustments in the prior year that were one-off in nature.

          Operating expenses increased by 11.2% in the six months ended June 30, 2012 as compared to the same period in the prior year due to certain accrual adjustments in the prior year which lowered the expenses in that period.

          Net investment income is included in the calculation of contribution from Life operations, as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. Net investment income decreased by 5.9% in the six months ended June 30, 2012 as compared to the same period of 2011 due to unfavorable foreign exchange movements, lower investment yields and a lower invested asset base, reflecting the run-off nature of the Life operations business.

Investment Activities

          The following table illustrates the change in net investment income from P&C operations, net income from investment fund affiliates, net realized (losses) gains on investments and net realized and unrealized gains (losses) on investment derivative instruments for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,

(U.S. dollars in thousands)	2012	2011	% change

Net investment income - P&C operations (1)	$378,202	$417,735	(9.5)%
Net income (loss) from investment fund affiliates (2)	22,505	37,400	(39.8)%
Net realized gains (losses) on investments	8,410	(75,981)	*NM
Net realized and unrealized gains (losses) on investment and other derivative instruments (3)	(3,598)	(7,383)	51.3%

(1)	Net investment income relating to P&C operations includes the net investment income related to the net results from structured products.
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

          Net investment income related to P&C business decreased in the six months ended June 30, 2012 as compared to the same period of 2011 due primarily to a reduction in investment yields and cash outflows from the investment portfolio.

          Net income from investment fund affiliates decreased in the six months ended June 30, 2012 as compared to the same period of 2011. This was driven by solid results from alternative fund affiliates in the first six months of 2012 as compared to strong results in the six months ended June 30, 2011 across both alternative and private fund affiliates.

          The Company manages its fixed income portfolio in accordance with investment authorities approved by the Risk and Finance Committee of the Board of Directors of XL-Ireland. The following is a summary of the investment portfolio returns for the six months ended June 30, 2012 and 2011 of the fixed income and non-fixed income portfolios:

	Six Months Ended June 30,
	2012 (1)	2011 (1)

Total Return on Investments	2.9%	2.4%
P&C fixed income portfolio	2.6%	2.5%
Life fixed income portfolio	4.4%	2.1%

Other Portfolios
Alternative portfolio (2)	1.9%	4.4%
Equity portfolio	4.3%	6.1%
High-Yield fixed income portfolio	4.0%	3.0%

(1)

Portfolio returns are calculated by dividing the sum of gross investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio. The performance of investment portfolios are measured on a local currency basis. For aggregate performance calculation, respective local currency balances are translated to U.S. dollars at quarter end rates to calculate composite portfolio results.

(2)	Performance on the alternative portfolio reflects the three months ended May 31, 2012 and 2011, respectively.

Net Realized Gains and Losses on Investments and Other-than-Temporary Declines in the Value of Investments

          Net realized gains on investments of $8.4 million in the six months ended June 30, 2012 included net realized losses of approximately $49.2 million related to the write-down of certain of the Company’s AFS investments as well as losses arising on targeted sales of European financial exposures. In addition, included in the net realized gains noted above are net realized gains of $57.6 million due primarily to gains from a repositioning of the Agency RMBS portfolio and net realized gains of $33.8 million on sales of equity securities.

          The significant components of the net impairment charges of $49.2 million for the six months ended June 30, 2012 were:

•

$31.3 million for structured securities where the Company determined that the likely recovery on these securities was below the carrying value and, accordingly, recorded an impairment of the securities to the discounted value of the cash flows expected to be received on these securities.

•

$13.2 million related to medium term notes backed primarily by European investment grade credit. On certain notes, management concluded that expected future returns on the underlying assets were not sufficient to support the previously reported amortized cost. The Company also adjusted the estimated remaining holding period of certain notes resulting in a shorter reinvestment spectrum.

•	$2.2 million related to currency losses primarily arising on U.K. sterling denominated securities held in U.S. dollar portfolios.

•	$1.5 million related to equities as the holding was more than 50% impaired.

•	$1.0 million for corporate securities, excluding medium term notes, principally on hybrid securities.

          Net realized losses on investments during the six months ended June 30, 2011 included net realized losses of $64.6 million related to the write-down of certain of the Company’s fixed income, equity and other investments with respect to which the Company determined that there was an other-than-temporary decline in the value of those investments as well as $11.4 million from sales of investments principally on European financials and non-Agency RMBS.

Net Realized and Unrealized Gains and Losses on Derivatives

          Net realized and unrealized losses on derivatives of $3.6 million in the six months ended June 30, 2012 resulted from the Company’s investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments. For a further discussion see Item 1, Note 6, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements included herein.

Other Revenues and Expenses

          The following table sets forth other revenues and expenses of the Company for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,

(U.S. dollars in thousands)	2012	2011	% change

Net income (loss) from operating affiliates (1)	$38,814	$59,887	(35.2)%
Exchange gains (losses)	5,258	(1,016)	NM*
Corporate operating expenses	(94,321)	(75,258)	25.3%
Interest expense (2)	(53,409)	(83,498)	(36.0)%
Income tax (benefit) expense	51,362	(7,971)	NM*

(1)	The Company generally records the income related to certain operating affiliates on a three-month lag based upon the availability of the information provided by the investees.
(2)	Interest expense excludes interest expense related to structured products recorded in the Insurance and Reinsurance segments.
*	NM – Not meaningful

          The following table sets forth the net income (loss) from operating affiliates for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,

(U.S. dollars in thousands)	2012	2011	% change

Net income (loss) from financial operating affiliates	$-	$(1,018)	(100.0)%
Net income (loss) from investment manager affiliates	$24,612	$46,512	(47.1)%
Net income (loss) from strategic operating affiliates	14,202	14,393	(1.3)%

Total	$38,814	$59,887	(35.2)%

          The financial operating affiliate loss in the six months ended June 30, 2011 is wholly attributable to a write down in the value of one investment following a restructuring.

          Investment manager affiliate income decreased in the six months ended June 30, 2012 as compared to the same period in the prior year due to especially strong performance by the investment manager affiliates and the achievement of results that surpassed certain fee hurdles by various funds under management in the second quarter of 2011, as compared to solid results for the investment manager affiliates in the six months ended June 30, 2012.

          Strategic operating affiliate income for the six months ended June 30, 2012 was in line with the results for same period in the prior year.

          Foreign exchange gains in the six months ended June 30, 2012 were a result of an overall strengthening of the value of the U.S. dollar against the Company’s major currency exposures, which include the Euro and the Swiss franc. In the six months ended June 30, 2011, the foreign exchange losses were due to a weaker U.S. dollar against all of the Company’s major currency exposures, particularly the Swiss franc and the Euro.

          Corporate operating expenses increased in the six months ended June 30, 2012 as compared to the same period in the prior year primarily as a result of certain strategic corporate initiatives taking place in 2012.

          Interest expense decreased in the six months ended June 30, 2012 as compared to the same period in the prior year as a result of the overall reduction in the Company’s debt following the repayment at maturity on January 15, 2012 of $600 million 6.5% XLCFE Notes, the purchase and retirement of the $575 million 8.25% Senior Notes in August 2011, offset by the issuance of $400 million 5.75% Senior Notes in September 2011. For further information about these debt financing transactions see Item 8, Note 13, “Notes Payable and Debt Financing,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

          A tax charge of $51.4 million was incurred in the six months ended June 30, 2012. The Company recognized a tax benefit of $8.0 million in the six months ended June 30, 2011, which included a benefit of $11.9 million arising as a result of a change in an overseas tax rule adopted in the three months ended June 30, 2011. Excluding this benefit, the increase in the tax charge incurred in the six months ended June 30, 2012 compared to the same period of 2011 arose principally from higher income in taxable jurisdictions in the six months ended June 30, 2012.

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

          At both June 30, 2012 and December 31, 2011, total investments, cash and cash equivalents, accrued investment income and net receivable/(payable) for investments sold/(purchased) were approximately $36 billion. The following table summarizes the composition of the Company’s invested assets at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011

(U.S. dollars in thousands)	Carrying Value (1)	Percent of Total	Carrying Value (1)	Percent of Total

Cash and cash equivalents	$3,311,146	9.3%	$3,825,125	10.7%
Net receivable/ (payable) for investments sold/ (purchased)	5,866	0.0%	1,233	0.0%
Accrued investment income	323,898	0.9%	331,758	0.9%
Short-term investments	227,380	0.7%	359,063	1.0%
Fixed maturities - AFS:
U.S. Government and Government-Related/Supported (2)	2,101,625	5.9%	1,990,983	5.5%
Corporate - Financials (3) (4) (5)	2,809,953	7.9%	3,038,398	8.5%
Corporate - Non Financials (4)	6,911,200	19.4%	7,070,224	19.7%
RMBS – Agency	5,202,313	14.6%	5,379,406	15.0%
RMBS – Non-Agency	584,543	1.6%	641,815	1.8%
CMBS	904,792	2.6%	974,835	2.8%
CDO	650,018	1.8%	658,602	1.8%
Other asset-backed securities (5)	1,407,738	4.0%	1,340,249	3.7%
U.S. States and political subdivisions of the States	1,764,431	5.0%	1,797,378	5.0%
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (2)	3,906,189	11.0%	3,298,135	9.2%

Total fixed maturities - AFS	$26,242,802	73.8%	$26,190,025	73.0%
Fixed maturities - HTM:
U.S. Government and Government-Related/Supported (2)	10,458	0.0%	10,399	0.0%
Corporate - Financials (3) (4) (5)	257,713	0.7%	305,122	0.9%
Corporate - Non Financials (4)	1,129,320	3.2%	985,087	2.7%
RMBS – Non-Agency	81,028	0.2%	80,955	0.2%
CMBS	12,546	0.0%	-	0.0%
Other asset-backed securities (5)	217,347	0.6%	288,741	0.8%
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (2)	1,007,945	2.8%	998,674	2.8%

Total fixed maturities - HTM	$2,716,357	7.5%	$2,668,978	7.4%
Equity securities (6)	529,056	1.5%	468,197	1.3%
Investments in affiliates	1,024,353	2.9%	1,052,729	2.9%
Other investments	1,208,220	3.4%	985,262	2.8%

Total investments and cash and cash equivalents	$35,589,078	100.0%	$35,882,370	100.0%

(1)	Carrying values represents the fair value for available for sale fixed maturities and amortized cost for held to maturity securities.
(2)

U.S. Government and Government-Related/Supported and Non U.S. Sovereign Government, Provincial, Supranational and Government-Related include government-related securities with an amortized cost of $2,012.4 million and $1,878.3 million and fair value of $2,066.0 million and $1,915.6 million at June 30, 2012 and December 31, 2011, respectively, and U.S. Agencies with an amortized cost of $455.0 million and $494.0 million and fair value of $500.5 million and $541.2 million at June 30, 2012 and December 31, 2011, respectively.

(3)

Included in Corporate – Financials are gross unrealized losses of $74.7 million and $108.8 million on Tier One and Upper Tier Two securities of financial institutions (“Hybrids”) with fair value of $346.2 million and $386.1 million at June 30, 2012 and December 31, 2011, respectively, as well as gross unrealized losses of $36.5 million and $70.1 million on subordinated debt (including lower Tier Two securities) with a fair value of $623.6 million and $701.3 million at June 30, 2012 and December 31, 2011, respectively.

(4)

Included within Corporate are certain floating rate medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes have a fair value of $186.1 million and $266.0 million and an amortized cost of $199.1 million and $297.7 million at June 30, 2012 and December 31, 2011, respectively. These securities have been allocated ratings of the underlying pool of securities. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(5)

At June 30, 2012, Covered Bonds within Fixed maturities – AFS with a carrying value of $500.5 million and Covered Bonds within Fixed maturities – HTM with a carrying value of $8.1 million have been included within Other asset-backed securities to align the Company’s classification to market indices. Covered Bonds were included in Corporate prior to January 1, 2012. At December 31, 2011, Covered Bonds within Fixed maturities – AFS with a carrying value of $353.9 million and Covered Bonds within Fixed maturities – HTM with a carrying value of $8.1 million have been reclassified from Corporate to Other asset-backed securities to conform to the current period presentation.

(6)	Included within equity securities are investments in fixed income funds of $95.8 million and $91.6 million at June 30, 2012 and December 31, 2011, respectively.

          The Company reviews its corporate debt investments on a regular basis to consider its concentration, credit quality and compliance with established guidelines. At both June 30, 2012 and December 31, 2011, the average credit quality of the Company’s total fixed income portfolio (including fixed maturities, short-term investments, cash and cash equivalents and net receivable/(payable) for investment sold/(purchased)) was “Aa2/AA”. Included in the table below are the credit ratings of the fixed income portfolio excluding operating cash at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011

Investments by Credit Rating (1) (2) (U.S. dollars in millions)	Carrying Value	Percent of Total	Carrying Value	Percent of Total

AAA	$16,350	51.1%	$16,276	51.1%
AA	5,085	15.9%	5,266	16.6%
A	6,841	21.4%	7,098	22.3%
BBB	2,840	8.9%	2,418	7.6%
BB and below	826	2.6%	718	2.3%
Not rated	16	0.1%	39	0.1%

Total	$31,958	100.0%	$31,815	100.0%

(1)

At June 30, 2012 and December 31, 2011, $186.1 million and $266.0 million or 0.6% and 0.8% of the portfolio, respectively, represents medium term notes rated at the average credit rating of the underlying asset pools backing the notes.

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

Gross and Net Unrealized Gains and Losses on Investments

          The Company had gross unrealized losses totaling $576.8 million on 1,308 securities out of a total of 7,156 held at June 30, 2012 in its AFS portfolio and $12.5 million on 15 securities out of a total of 208 held in its HTM portfolio, which it considers to be temporarily impaired or with respect to which it reflects non-credit losses on OTTI. Individual security positions comprising this balance have been evaluated by management, in conjunction with its investments managers, to determine the severity of these impairments and whether they should be considered other-than-temporary.

          Gross unrealized losses can be attributed to the following significant drivers:

•

gross unrealized losses of $165.6 million related to the Non-Agency RMBS portfolio (which consists of the Company’s holdings of sub-prime Non-Agency RMBS, second liens, ABS CDOs with sub-prime collateral, Alt-A and Prime RMBS), which had a fair value of $665.6 million at June 30, 2012. The Company has incurred realized losses, consisting of charges for OTTI and realized losses from sales, of approximately $1.4 billion since the beginning of 2007 through June 30, 2012 on these asset classes.

•

gross unrealized losses of $163.8 million related to the Company’s Life operations investment portfolio, which had a fair value of $6.4 billion at June 30, 2012. Of these gross unrealized losses, $88.4 million related to $1.1 billion of exposures to corporate financial institutions, including $281.1 million related to Tier One and Upper Tier Two securities.

At June 30, 2012, this portfolio had an average interest rate duration of 8.6 years, primarily denominated in U.K. sterling and Euros. As a result of the long duration, significant gross losses have arisen as the fair values of these securities are more sensitive to prevailing government interest rates and credit spreads. This portfolio is generally matched to corresponding long duration liabilities. A hypothetical parallel increase in interest rates and credit spreads of 50 and 25 basis points, respectively, would increase the unrealized losses related to this portfolio at June 30, 2012 by approximately $280.0 million and $107.8 million, respectively, on both the AFS and HTM Life operations investments portfolios.

Given the long term nature of the Life operations investments portfolio, the level of credit spreads on financial institutions at June 30, 2012 relative to historical averages within the U.K. and Euro-zone, and the Company’s liquidity needs at June 30, 2012, the Company believes that these assets will continue to be held until such time as they mature, or credit spreads on financial institutions revert to levels more consistent with historical averages.

•

gross unrealized losses of $154.1 million related to the P&C portfolios of Core CDO holdings (defined by the Company as investments in non-subprime CDOs), which consisted primarily of collateralized loan obligations (“CLOs”) and had a fair value of $650.0 million at June 30, 2012.

•

gross unrealized losses of $73.8 million related to the corporate holdings within the Company’s non-life fixed income portfolios, which had a fair value of $7.7 billion at June 30, 2012. Of the gross unrealized losses, $36.0 million relate to financial institutions. In addition, $14.3 million relate to medium term notes primarily supported by pools of European investment grade credit with varying degrees of leverage. These had a fair value of $186.1 million at June 30, 2012. Management believes that expected cash flows from these bonds over the expected holding period will be sufficient to support the remaining reported amortized cost.

          The following is the maturity profile of the available for sale fixed income securities that were in a gross unrealized loss position at June 30, 2012:

	June 30, 2012

(U.S. dollars in thousands) Security Type and Length of Time in a Continual Unrealized Loss Position	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position

Fixed Maturities and Short-Term Investments
Less than 6 months	$(11,993)	$918,383
At least 6 months but less than 12 months	(14,305)	376,786
At least 12 months but less than 2 years	(45,969)	327,766
2 years and over	(476,700)	2,041,010

Total	$(548,967)	$3,663,945

Equities
Less than 6 months	$(14,800)	$319,720
At least 6 months but less than 12 months	(13,071)	102,484

Total	$(27,871)	$422,204

          The following is the maturity profile of the AFS fixed income securities that were in a gross unrealized loss position at June 30, 2012:

	June 30, 2012

(U.S. dollars in thousands) Maturity profile in years of AFS fixed income securities in a gross unrealized loss position	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position

Less than 1 year remaining	$(9,616)	$348,403
At least 1 year but less than 5 years remaining (1)	(68,189)	932,774
At least 5 years but less than 10 years remaining (1)	(43,302)	417,596
At least 10 years but less than 20 years remaining (1)	(45,193)	248,718
At least 20 years or more remaining (1)	(27,139)	186,723
RMBS - Agency	(2,476)	114,691
RMBS - Non-Agency	(165,588)	491,894
CMBS	(4,068)	44,941
CDO	(154,095)	640,745
Other asset-backed securities	(29,301)	237,460

Total	$(548,967)	$3,663,945

(1)

Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments senior to the common and preferred equities of the financial institutions, are allocated based on the call date and medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage are allocated on contractual maturity.

          The following is the maturity profile of the HTM fixed income securities that were in a gross unrealized loss position at June 30, 2012:

	June 30, 2012

(U.S. dollars in thousands) Maturity profile in years of HTM fixed income securities in a gross unrealized loss position	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position

Less than 1 year remaining	$-	$-
At least 1 year but less than 5 years remaining	(307)	8,935
At least 5 years but less than 10 years remaining	(647)	21,291
At least 10 years but less than 20 years remaining	(4,928)	24,599
At least 20 years or more remaining	(6,139)	47,108
RMBS - Non-Agency	(15)	4,996
Other asset-backed securities	(464)	8,972

Total	$(12,500)	$115,901

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

          Gross Unrealized Gains and Losses

          Management, in its assessment of whether securities in a gross unrealized loss position are temporarily impaired, considers the significance of the impairments. These securities include gross unrealized losses of $165.6 million on non-Agency RMBS, $154.1 million on Core CDOs and $4.1 million on CMBS holdings. At June 30, 2012, the Company had structured credit securities with gross unrealized losses of $55.2 million, which had a fair value of $26.3 million and a cumulative fair value decline of greater than 50% of amortized costs. All of these are mortgage-and asset-backed securities. The Company has evaluated each of these securities in conjunction with its investment manager service providers and believes it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost.

          Net Unrealized Gains and Losses – Corporate Financial Sector Securities

          At June 30, 2012, approximately $1.1 billion of the Company’s $3.1 billion in corporate financial sector securities was held in the portfolios supporting the Company’s Life operations portfolios representing 71.1% of the gross unrealized losses on this asset class. The assets associated with that business are more heavily weighted towards longer term securities from financial institutions, including a significant portion of the Company’s Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments senior to the common and preferred equity of the financial institutions. Financials held in Life operations portfolios accounted for $71.0 million of the Company’s net unrealized loss at June 30, 2012. At June 30, 2012, approximately 42.7% of the overall sensitivity to interest rate risk and 35.1% to credit risk was related to the Life operations portfolios, despite these portfolios accounting for only 20.2% of the fixed income portfolio.

          Net Unrealized Gains and Losses – Structured Securities

          The following table details the current exposures to structured credit portfolios excluding Agency RMBS within the Company’s fixed income portfolio as well as the current net unrealized (loss) gain position at June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011

(U.S. dollars in thousands)	Carrying Value	Percent of Fixed Income Portfolio	Net Unrealized Gain (Loss)	Carrying Value	Percent of Fixed Income Portfolio	Net Unrealized Gain (Loss)

RMBS - Non-Agency:
Sub-prime first lien mortgages	$267,772	0.9%	$(100,363)	$295,498	1.0%	$(136,981)
Alt-A mortgages	125,323	0.4%	(25,056)	114,506	0.4%	(39,659)
Second lien mortgages (including sub-prime second lien mortgages)	25,728	0.1%	(3,217)	26,461	0.1%	(6,076)
Prime RMBS	133,425	0.5%	(15,385)	158,264	0.5%	(26,328)
Other assets	113,323	0.4%	255	128,041	0.4%	5,790

Total exposure to Non-Agency RMBS	$665,571	2.3%	$(143,766)	$722,770	2.4%	$(203,254)
CMBS	917,338	3.2%	61,990	974,835	3.3%	47,152
Core CDOs (1)	650,018	2.2%	(146,000)	662,949	2.3%	(185,611)
Other Structured	1,625,085	5.6%	15,673	1,635,162	5.6%	7,732

Total Non-Agency Structured Securities	$3,858,012	13.3%	$(212,103)	$3,995,716	13.6%	$(333,981)

(1)	The Company defines Core CDOs as investments in non-subprime collateralized debt obligations, which primarily consisted of CLOs.

          At June 30, 2012, the Company’s sub-prime, Alt-A and CDO exposures had adequate underlying asset characteristics and the Company believed at such date that the current amortized cost levels were at or below the discounted cash flow value of the holdings, based on an analysis of subordination levels relative to current expectations of prepayment rates, probability of default and loss severity in the event of default. The Company had approximately $63.3 million of Non-Agency RMBS downgraded during the three months ended June 30, 2012. However, 56.3% of the Company’s holdings in Non-Agency RMBS remain rated investment grade at June 30, 2012.

          Refer to “Significant Items Affecting the Results of Operations” for further discussion surrounding the impact of credit market movements on the Company’s investment portfolio.

European Sovereign Debt Crisis

          The ongoing global financial crisis has led to the deterioration of economies globally, as sovereign governments have reacted to the crisis by further increasing public expenditures in order to provide stimulus and security, which has created significant budgetary shortfalls. Several key nations within the European Union – particularly Greece, Italy, Ireland, Portugal and Spain (“GIIPS”) – have suffered a high level of fiscal distress and economic vulnerability due to overreliance on external credit sources and imprudent borrowing and other monetary practices. This has raised doubts within the global financial community as to whether these sovereign nations will remain able to service their own debt obligations both at a national and local level and as to whether the Euro will remain the currency for the European Union.

          The Company’s primary exposure to this European sovereign debt crisis is from direct investment in fixed maturity securities issued by GIIPS national and local governments, as well as from fixed maturity securities issued by certain financial and non-financial corporate entities operating within GIIPS. The Company continues to monitor its financial exposure to this crisis, and continually assesses the impact of a potential default by any of GIIPS on their respective debt issuances, including the associated impact on non-sovereign entities in these five nations in the event of such a default. With regard to non-sovereign securities, the Company considers a security to be at risk if the security issuer’s main operations are physically located within GIIPS, as opposed to where the issuer is legally domiciled.

          The Company currently has no unfunded investment exposures or commitments to either sovereign or non-sovereign entities within these EU nations. The Company does invest in various alternative and private investment funds that from time to time may invest in securities or investments related to these five EU nations. Currently, these are not material exposures.

          The following is an analysis of the Company’s AFS and HTM fixed maturity investment exposures related to this GIIPS crisis at June 30, 2012 and December 31, 2011 and the contractual maturities of these securities. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012		December 31, 2011

(U.S. dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Fixed maturities GIIPS - AFS
Sovereign investments – National Governments	$5,368	$4,730	$6,601	$5,927
Non-Sovereign investments – Financial Institutions	372	325	6,001	4,626
Non-Sovereign investments – Non-Financial Institutions	112,581	106,122	138,834	131,890
Structured Credit (1)	10,647	11,077	22,172	19,417

Total fixed maturities GIIPS - AFS	$128,968	$122,254	$173,608	$161,860

Due less than one year	$12,283	$12,542	$13,824	$14,028
Due after 1 through 5 years	30,908	29,556	32,992	31,050
Due after 5 through 10 years	49,346	48,635	72,988	70,651
Due after 10 years	36,431	31,521	53,804	46,131

	$128,968	$122,254	$173,608	$161,860

Fixed maturities GIIPS - HTM
Sovereign investments – National Governments	$11,828	$8,725	$11,738	$8,739
Sovereign investments – Local Governments	-	-	9,360	7,649
Non-Sovereign investments – Non-Financial Institutions	63,844	55,778	72,782	65,380

Total fixed maturities GIIPS - HTM	$75,672	$64,503	$93,880	$81,768

Due less than one year	$6,199	$6,208	$6,264	$6,233
Due after 1 through 5 years	4,187	4,038	4,199	4,110
Due after 5 through 10 years	12,017	11,960	20,705	18,260
Due after 10 years	53,269	42,297	62,712	53,165

Total	$75,672	$64,503	$93,880	$81,768

(1)

During 2012, Covered Bonds have been included within Other asset-backed securities under Structured Credit to align the Company’s classification to market indices. Prior periods have been reclassified to conform to current period presentation.

          The following table details the gross and net unrealized (loss) gain position at June 30, 2012 relating to GIIPS:

	June 30, 2012

(U.S. dollars in thousands)	Greece	Italy	Ireland	Portugal	Spain	TOTAL

Gross Unrealized (Losses) - GIIPS
Sovereign investments – National Governments	$-	$(3,741)	$-	$-	$-	$(3,741)
Sovereign investments – Local Governments	-	-	-	-	-	-
Non-Sovereign investments – Financial Institutions	-	-	(47)	-	-	(47)
Non-Sovereign investments – Non-Financial Institutions	(37)	(9,468)	-	-	(7,540)	(17,045)
Structured Credit (1)	-	(1,127)	-	-	-	(1,127)

Total gross unrealized gains (losses) relating to GIIPS	$(37)	$(14,336)	$(47)	$-	$(7,540)	$(21,960)

Net Unrealized Gains (Losses) - GIIPS
Sovereign investments – National Governments	$-	$(638)	$-	$-	$-	$(638)
Sovereign investments – Local Governments	-	-	-	-	-	-
Non-Sovereign investments – Financial Institutions	-	-	(47)	-	-	(47)
Non-Sovereign investments – Non-Financial Institutions	254	(2,369)	-	-	(4,344)	(6,459)
Structured Credit (1)	-	(1,127)	1,557	-	-	430

Total net unrealized gains (losses) relating to GIIPS	$254	$(4,134)	$1,510	$-	$(4,344)	$(6,714)

(1)

Covered Bonds have been included within Other asset-backed securities under Structured Credit to align the Company’s classification to market indices. Prior periods have been reclassified to conform to current period presentation.

          In addition to the direct investment portfolio considerations discussed above, as an international (re)insurance company, European credit exposures may exist for the Company within unpaid losses and loss expenses recoverable and reinsurance balances receivable. For further details on these balances including the names of the Company’s most significant reinsurance counterparties, see Item 8, Note 9, “Reinsurance,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Other sources of potential exposure to European credit issues may exist within certain lines of insurance or reinsurance business written (including but not limited to lines such as surety, business interruption, and political risk), or within underlying investments held in securitized financial instruments or in structured transactions in which the Company has an interest. Management considers these potential exposures as part of its ongoing enterprise risk management processes.

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

          In addition, the Company assesses the effectiveness of valuation controls performed by external parties responsible for sourcing appropriate valuations from third parties on the Company’s behalf. The approaches taken by these external parties to gain comfort include, but are not limited to, comparing valuations between external sources, completing recurring reviews of third party pricing services’ methodologies and reviewing controls of the third party service providers to support the completeness and accuracy of the prices received. Where broker quotes are the primary source of the valuations, sufficient information regarding the specific inputs utilized by the brokers is generally not available to support a Level 2 classification. The Company obtains the majority of broker quoted values from third party investment managers who perform independent verifications of these valuations using pricing matrices based upon information gathered by market traders. In addition, for the majority of these securities, the Company compares the broker quotes to independent valuations obtained from third party pricing vendors, which may also consist of broker quotes, to assess if the prices received represent a reasonable estimate of the fair value.

          Valuation Methodology of Level 3 Assets and Liabilities

          Refer to Item 1, Note 3, “Fair Value Measurements,” of the Unaudited Consolidated Financial Statements included herein, for a description of the valuation methodology utilized to value Level 3 assets and liabilities, how the valuation methodology is validated as well as further details associated with various assets classified as Level 3. At June 30, 2012, the Company did not have any liabilities that were carried at fair value based on Level 3 inputs other than derivative instruments in a liability position at June 30, 2012.

          Fair Value of Level 3 Assets and Liabilities

          At June 30, 2012, the fair value of Level 3 assets and liabilities as a percentage of the Company’s total assets and liabilities that are carried at fair value was as follows:

(U.S. dollars in thousands)	Total Assets and Liabilities Carried at Fair Value at June 30, 2012	Fair Value of Level 3 Assets and Liabilities	Level 3 Assets and Liabilities as a Percentage of Total Assets and Liabilities Carried at Fair Value, by Class

Assets
Fixed maturities, at fair value
U.S. Government and Government Agency-Related/Supported	$2,101,625	$-	0.0%
Corporate (1)	9,721,153	33,511	0.3%
RMBS – Agency	5,202,313	52,588	1.0%
RMBS – Non-Agency	584,543	1,596	0.3%
CMBS	904,792	-	0.0%
CDO	650,018	642,179	98.8%
Other asset-backed securities (1)	1,407,738	25,248	1.8%
U.S. States and political subdivisions of the States	1,764,431	-	0.0%
Non-U.S. Sovereign Government, Supranational and Government-Related	3,906,189	-	0.0%

Total Fixed maturities, at fair value	$26,242,802	$755,122	2.9%
Equity securities, at fair value	529,056	-	0.0%
Short-term investments, at fair value	227,380	-	0.0%

Total investments available for sale	$26,999,238	$755,122	2.8%
Cash equivalents (2)	2,461,281	-	0.0%
Other investments (3)	894,203	117,765	13.2%
Other assets (4)	53,430	-	0.0%

Total assets carried at fair value	$30,408,152	$872,887	2.9%

Liabilities
Financial instruments sold, but not yet purchased (5)	$28,198	$-	0.0%
Other liabilities (6)	46,525	35,947	77.3%

Total liabilities carried at fair value	$74,723	$35,947	48.1%

(1)

During 2012, Covered Bonds previously included as Corporate securities are now classified as Other asset-backed securities to align the Company’s classification to market indices. At June 30, 2012, these securities had a fair value of $500.5 million.

(2)	Cash equivalents balances subject to fair value measurements include certificates of deposit and money market funds.
(3)

The Other investments balance excludes certain structured transactions including certain investments in project finance transactions and a payment obligation (for further information, see Item 8, Note 7, “Other Investments,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011) that has provided liquidity financing to a structured credit vehicle as a part of a third party medium term note facility. These Other investments are carried at amortized cost that totaled $314.0 million at June 30, 2012 and $323.7 million at December 31, 2011.

(4)	Other assets include derivative instruments, reported on a gross basis.
(5)	Financial instruments sold, but not yet purchased are included within “Net payable for investments purchased” on the balance sheet.
(6)	Other liabilities include derivative instruments, reported on a gross basis.

          At June 30, 2012, the Company’s Level 3 assets represented approximately 2.9% of assets that are measured at fair value and less than 2% of total assets. The Company’s Level 3 liabilities represented approximately 48.1% of liabilities that are measured at fair value and less than 1% of total liabilities at June 30, 2012.

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

          Unpaid losses and loss expenses totaled $20.0 billion and $20.6 billion at June 30, 2012 and December 31, 2011, respectively. The table below represents a reconciliation of the Company’s P&C unpaid losses and loss expenses for the six months ended June 30, 2012:

(U.S. dollars in thousands)	Gross unpaid losses and loss expenses	Unpaid losses and loss expenses recoverable	Net unpaid losses and loss expenses

Balance at December 31, 2011	$20,613,901	$(3,629,928)	$16,983,973
Losses and loss expenses incurred	2,000,688	(320,268)	1,680,420
Losses and loss expenses paid/recovered	(2,555,355)	625,458	(1,929,897)
Foreign exchange and other	(97,284)	3,299	(93,985)

Balance at June 30, 2012	$19,961,950	$(3,321,439)	$16,640,511

          While the Company reviews the adequacy of established reserves for unpaid losses and loss expenses regularly, no assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved. In the future, if such reserves develop adversely, such deficiency would have a negative impact on future results of operations. For further discussion, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates – 1) Unpaid Loss and Loss Expenses and Unpaid Loss and Loss Expenses Recoverable,” and Item 8, Note 10, “Losses and Loss Expenses,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

          Unpaid losses and loss expense recoverables were $3.3 billion and $3.7 billion at June 30, 2012 and December 31, 2011, respectively. At both June 30, 2012 and December 31, 2011, reinsurance balances receivable were $0.2 billion. The table below presents the Company’s net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable at June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011

Reinsurance balances receivable	$261,795	$263,877
Reinsurance recoverable on future policy benefits	21,189	25,020
Reinsurance recoverable on unpaid losses and loss expenses	3,381,381	3,685,260
Bad debt reserve on unpaid losses and loss expenses recoverable and reinsurance balances receivable	(98,550)	(99,192)

Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$3,565,815	$3,874,965

LIQUIDITY AND CAPITAL RESOURCES

          Liquidity is a measure of the Company’s ability to generate sufficient cash flows to meet the short and long-term cash requirements of the Company’s business operations. As a global insurance and reinsurance company, one of the Company’s principal responsibilities to its clients is to ensure that the Company has ready access to funds with which to settle large unforeseen claims. The Company would generally expect that positive cash flow from operations (underwriting activities and investment income) will be sufficient to cover cash outflows under most future loss scenarios. However, there is a possibility that unforeseen demands could be placed on the Company due to extraordinary events and, as such, the Company’s liquidity needs may change. Such events include, among other things, several significant catastrophes occurring in a relatively short period of time resulting in material incurred losses; rating agency downgrades of the Company’s core insurance and reinsurance subsidiaries that would require posting of collateral in connection with the Company’s letter of credit and revolving credit facilities, return of unearned premiums and/or the settlement of derivative transactions and large scale uncollectible reinsurance recoverables on paid losses (as a result of coverage disputes, reinsurers’ credit problems or decreases in the value of collateral supporting reinsurance recoverables), etc. Any one or a combination of such events may cause a liquidity strain for the Company. In addition, a liquidity strain could also occur in an illiquid market, such as that which was experienced in 2008. Investments that may be used to meet liquidity needs in the event of a liquidity strain may not be liquid, given inactive markets, or may have to be sold at a significant loss as a result of depressed prices. Because each subsidiary focuses on a more limited number of specific product lines than is collectively available from the consolidated group of companies, the mix of business tends to be less diverse at the subsidiary level. As a result, the probability of a liquidity strain, as described above, may be greater for individual subsidiaries than when liquidity is assessed on a consolidated basis. If such a liquidity strain were to occur in a subsidiary, XL-Ireland may be required to contribute capital to the particular subsidiary and/or curtail dividends from the subsidiary to support holding company operations, which may be difficult given that XL-Ireland is a holding company and has limited liquidity.

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

Holding Company Liquidity

          As holding companies, XL-Ireland and XL-Cayman have no operations of their own and their assets consist primarily of investments in subsidiaries. XL-Ireland’s principal uses of liquidity are ordinary share-related transactions, including dividend payments to holders of its ordinary shares as well as share buybacks, capital investments in its subsidiaries and certain corporate operating expenses. XL-Cayman’s principal uses of liquidity are preference share related transactions, including dividend payments to its preference shareholders as well as preference share buybacks from time to time, interest and principal payments on debt and certain corporate operating expenses.

          As holding companies, XL-Ireland’s and XL-Cayman’s future cash flows largely depend on the availability of dividends or other statutorily permissible payments from subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries and states in which these subsidiaries operate, including, among others, the Cayman Islands, Bermuda, the United States, New York, Ireland, Switzerland and the U.K. See Item 8, Note 23, “Statutory Financial Data,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion and details regarding the dividend capacity of the Company’s major operating subsidiaries. See also Item 1A, “Risk Factors – Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends, make payments on our debt securities and make other payments,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The ability to pay such dividends is also limited by the regulations of the Society of Lloyd’s and certain contractual provisions. No assurance can be given that the Company’s subsidiaries will pay dividends in the future to XL-Ireland and XL-Cayman.

          Under Irish law, share premium was required to be converted to “distributable reserves” for the Company to have the ability to pay cash dividends and redeem and buyback shares following the Redomestication. On July 23, 2010, the Irish High Court approved XL-Ireland’s conversion of share premium to $5.0 billion of distributable reserves, subject to the completion of certain formalities under Irish Company law. These formalities were completed in early August 2010. At June 30, 2012, XL-Ireland had $3.8 billion in distributable reserves.

          During 2009, management changed the internal ownership structure of certain of the Company’s operating subsidiaries in Bermuda and Ireland in order to more efficiently utilize capital and to improve overall liquidity. In connection with these changes, certain dividends were paid to XL-Cayman by operating subsidiaries. At June 30, 2012, XL-Ireland and XL-Cayman held cash and investments, net of liabilities associated with cash sweeping arrangements, of $(8.8) million and $1.2 billion, respectively, compared to $1.6 million and $2.0 billion, respectively, at December 31, 2011.

          All outstanding debt of the Company at June 30, 2012 and December 31, 2011 was issued by XL-Cayman except for the $600 million XLCFE Notes which were issued by XL Capital Finance (Europe) plc (“XLCFE”) and were repaid at maturity on January 15, 2012. Both XL-Cayman and XLCFE are wholly-owned subsidiaries of XL-Ireland. XL-Cayman’s outstanding debt is fully and unconditionally guaranteed by XL-Ireland. The Company’s ability to obtain funds from its subsidiaries to satisfy any of its obligations under guarantees is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the Company operates, including, among others, Bermuda, the United States, Ireland, Switzerland and the U.K. At December 31, 2011, required statutory capital and surplus for the principal operating subsidiaries of the Company was $6.7 billion.

          XL-Ireland and its subsidiaries provide no guarantees or other commitments (express or implied) of financial support to the Company’s subsidiaries or affiliates, except for such guarantees or commitments that are in writing.

          See also the Unaudited Consolidated Statements of Cash Flows in Item 1, Financial Statements included herein.

Sources of Liquidity for the Company

          At June 30, 2012, the consolidated Company had cash and cash equivalents of approximately $3.3 billion as compared to approximately $3.8 billion at December 31, 2011. There are three main sources of cash flows for the Company – those provided by operations, investing activities and financing activities.

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

          During the six months ended June 30, 2012, net cash flows provided by operating activities were $483.6 million compared to net cash flows provided by operating activities of $107.3 million for the same period in 2011. The operating cash increase was primarily due to the increase in net income in the six months ended June 30, 2012 compared to the same period in the prior year.

          Investing Cash Flows

          Generally, positive cash flow from operations and financing activities is invested in the Company’s investment portfolio, including affiliates or the acquisition of subsidiaries.

          Net cash used in investing activities was $5.5 million in the six months ended June 30, 2012 compared to net cash provided of $84.4 million for the same period in 2011. These cash flows were associated with the normal purchase and sale of portfolio investments.

          Certain of the Company’s invested assets are held in trust and pledged in support of insurance and reinsurance liabilities as well as credit facilities. Such pledges are largely required by the Company’s operating subsidiaries that are “non-admitted” under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. Also, certain deposit liabilities and annuity contracts require the use of pledged assets. As further outlined in Item 1, Note 5, “Investments — Pledged Assets,” to the Unaudited Consolidated Financial Statements included herein, certain assets of the investment portfolio are collateralized for the Company’s letter of credit facilities. At June 30, 2012 and December 31, 2011, the Company had $17.5 billion and $17.2 billion in pledged assets, respectively.

          Financing Cash Flows

          Cash flows related to financing activities include ordinary and preferred share related transactions, the payment of dividends, the issue or repayment of preference ordinary shares and deposit liability transactions. During the six months ended June 30, 2012, net cash flows used in financing activities were $988.4 million. Net cash outflows related primarily to the buybacks of the Company’s ordinary shares and repayment of debt as described below.

          On February 27, 2012, the Company announced that its Board of Directors approved a share buyback program, authorizing the Company to purchase up to $750 million of its ordinary shares. This authorization replaced the approximately $190 million remaining under the share buyback program that was authorized in November 2010 as described in further detail in Item 8, Note 18, “Share Capital,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. During the three months ended March 31, 2012 and the three months ended June 30, 2012, the Company purchased and canceled 4.7 million and 6.1 million ordinary shares, respectively, under the new program for $100.0 million and $125.0 million, respectively. All share buybacks were carried out by way of redemption in accordance with Irish law and the Company’s constitutional documents. All shares so redeemed were canceled upon redemption. At June 30, 2012, $525.0 million remained available for purchase under the new program.

          On January 15, 2012, the $600 million principal amount outstanding on the XLCFE Notes, which were issued by XLCFE, was repaid at maturity. For further detail, see Item 1, Note 8, “Notes Payable and Debt Financing Arrangements,” to the Unaudited Consolidated Financial Statements included herein.

          In addition, the Company maintains credit facilities that provide liquidity. Details of these facilities are described below in “Capital Resources.”

Capital Resources

          At June 30, 2012 and December 31, 2011, the Company had total shareholders’ equity of $11.2 billion and $10.8 billion, respectively. In addition to ordinary share capital, the Company depends on external sources of financing to support its underwriting activities in the form of:

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

          The following table summarizes the components of the Company’s current capital resources at June 30, 2012 and December 31, 2011:

(U.S. dollars in thousands)	June 30, 2012	December 31, 2011

Series D preference ordinary shares	$345,000	$345,000
Series E preference ordinary shares	999,500	999,500
Ordinary share capital	9,867,809	9,411,658

Total ordinary and non-controlling interests capital	$11,212,309	$10,756,158
Notes payable and debt	1,665,293	2,264,618

Total capital	$12,877,602	$13,020,776

          Ordinary Share Capital

          The following table reconciles the opening and closing ordinary share capital positions at June 30, 2012 and December 31, 2011:

(U.S. dollars in thousands)	June 30, 2012	December 31, 2011

Ordinary shareholders’ equity – beginning of period	$9,411,658	$9,597,473
Net income (loss) attributable to XL Group plc	397,784	(474,760)
Share buybacks	(225,978)	(667,022)
Share issues	1,385	573,015
Ordinary share dividends	(68,755)	(138,978)
Change in accumulated other comprehensive income	327,696	482,269
Share based compensation and other	24,019	39,661

Ordinary shareholders’ equity – end of period	$9,867,809	$9,411,658

          Debt

          The following tables present the Company’s debt under outstanding securities and lenders’ commitments at June 30, 2012:

				Payments Due by Period

(U.S. dollars in thousands)	Commitment/ Debt	In Use/ Outstanding	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years

4-year revolver	$1,000,000	$-	2015	$-	$-	$-	$-
5.25% Senior Notes	600,000	597,963	2014	-	600,000	-	-
5.75% Senior Notes	400,000	396,014	2021	-	-	-	400,000
6.375% Senior Notes	350,000	348,646	2024	-	-	-	350,000
6.25% Senior Notes	325,000	322,670	2027	-	-	-	325,000

	$2,675,000	$1,665,293		$-	$600,000	$-	$1,075,000

Adjustment to carrying value - impact of fair value hedges		$8,628

Total		$1,673,921

          “In Use/Outstanding” data represent June 30, 2012 accreted values. “Payments Due by Period” data represent ultimate redemption values.

           In addition, see Item 1, Note 13, “Notes Payable and Debt and Financing Arrangements,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for further information.

          At June 30, 2012, banks and investors provided the Company and its subsidiaries with $2.7 billion of debt capacity, of which $1.7 billion was utilized by the Company. These facilities consist of:

•	a revolving credit facility of $1.0 billion.

•

senior unsecured notes of approximately $1.7 billion. These notes require the Company to pay a fixed rate of interest during their terms. At June 30, 2012, there were four outstanding issues of senior unsecured notes:

•

$600 million senior notes due September 2014, with a fixed coupon of 5.25%. The security is publicly traded. The notes were issued in two tranches of $300 million aggregate principal amount each – one tranche at 99.432% and the other at 98.419% with aggregate net proceeds were $589.6 million. Related expenses of the offering amounted to $4 million.

•

$400 million senior notes due October 2021, with a fixed coupon of 5.75%. The security is publicly traded. The notes were issued at 100.0% and net proceeds were $395.8 million. Related expenses of the offering amounted to $4.2 million.

•

$350 million senior notes due November 2024, with a fixed coupon of 6.375%. The security is publicly traded. The notes were issued at 100.0% and net proceeds were $348 million. Related expenses of the offering amounted to $2 million.

•

$325 million of senior notes due May 2027, with a fixed coupon of 6.25%. The security is publicly traded. The notes were issued at 99.805% and net proceeds were $321.9 million. Related expenses of the offering amounted to $2.5 million.

          Preferred Shares and Non-controlling Interest in Equity of Consolidated Subsidiaries

          Neither the Redeemable Series C preference ordinary shares nor the Series E preference ordinary shares were transferred from XL-Cayman to XL-Ireland in the Redomestication. Accordingly, subsequent to July 1, 2010, these instruments represent non-controlling interests in the consolidated financial statements of the Company and have been reclassified to non-controlling interest in equity of consolidated subsidiaries. See Item 8, Note 1, “General,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for further information. During the third quarter of 2011, all Redeemable Series C preference ordinary shares were purchased and canceled. At June 30, 2012, the face value of the outstanding Series E preference ordinary shares was $999.5 million.

          On October 15, 2011, XL-Cayman issued 350,000 non-cumulative Series D Preference Ordinary Shares for $350 million of cash and liquid investments that were held in a trust account that was part of the Stoneheath facility. Holders of the Stoneheath Securities received one Series D Preference Ordinary Share in exchange for each Stoneheath Security. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contingent Capital” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for further information.

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

          Letter of Credit Facilities and other sources of collateral

          At June 30, 2012, the Company had five letter of credit (“LOC”) facilities in place with total availability of $4.0 billion, of which $1.7 billion was utilized.

				Amount of Commitment Expiration by Period

(U.S. dollars in thousands)	Commitment/ Debt	In Use/ Outstanding	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years

LOC Facility (1)	$1,000,000	$798,046	$2014	$-	$798,046	$-	$-
LOC Facility (2) (3)	1,350,000	116,664	2015	-	-	116,664	-
LOC Facility (3)	650,000	371,690	2015	-	-	371,690	-
LOC Facility	750,000	316,674	Continuous	-	-	-	316,674
LOC Facility	250,000	125,874	Continuous	-	-	-	125,874

Five LOC facilities	$4,000,000	$1,728,948		$-	$798,046	$488,354	$442,548

(1)	The Company has the option to increase the size of the March 2011 Credit Agreement by an additional $500 million.
(2)	This letter of credit facility includes $1.0 billion that is also included in the “4-year revolver” listed under Notes Payable and Debt.
(3)	The Company has the option to increase the size of the facilities under the December 2011 Credit Agreements by an additional $500 million across both such facilities.

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

          On March 25, 2011, the Company and certain of its subsidiaries entered into a secured credit agreement (the “March 2011 Credit Agreement”) that currently provides for the issuance of letters of credit in an aggregate amount of up to $1 billion with the option to increase the size of the facility by an additional $500 million. Concurrent with the effectiveness of the March 2011 Credit Agreement, the commitments of the lenders under the 2007 Credit Agreement were reduced from $4 billion to $3 billion. The commitments under the March 2011 Credit Agreement will expire on, and the credit facility is available on a continuous basis until, the earlier of (i) March 25, 2014 and (ii) the date of termination in whole of the commitments upon an optional termination or reduction of the commitments by the account parties or upon an event of default.

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

          The December 2011 Secured Credit Agreement provides for the issuance of letters of credit in an aggregate amount of up to $650 million. The December 2011 Unsecured Credit Agreement is a $1.35 billion facility that provides for the issuance of letters of credit and revolving credit loans in an aggregate amount up to $1 billion. The Company has the option to increase the maximum amount of letters of credit available by an additional $500 million across the facilities under the December 2011 Credit Agreements.

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

ANNUALIZED RETURN ON ORDINARY SHAREHOLDERS’ EQUITY CALCULATION

          The following is a reconciliation of the Company’s annualized return on ordinary shareholders’ equity for the three and six months ended June 30, 2012 and 2011 to annualized net income (loss) attributable to ordinary shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands, except percentages)	2012	2011	2012	2011

Opening shareholders’ equity	$11,054,489	$10,255,716	$10,756,130	$10,599,769
Less: Non-controlling interest in equity of consolidated subsidiaries	(1,344,467)	(1,001,798)	(1,344,472)	(1,002,296)

Opening ordinary shareholders’ equity	$9,710,022	$9,253,918	$9,411,658	$9,597,473

Closing shareholders’ equity	11,213,802	10,614,451	11,213,802	10,614,451
Less: Non-controlling interest in equity of consolidated subsidiaries	(1,345,993)	(1,001,781)	(1,345,993)	(1,001,781)

Closing ordinary shareholders’ equity	$9,867,809	$9,612,670	$9,867,809	$9,612,670

Average ordinary shareholders’ equity	9,788,915	9,433,294	9,639,733	9,605,071

Net income (loss) attributable to ordinary shareholders	221,156	225,663	397,784	(1,621)
Annualized net income (loss) attributable to ordinary shareholders	884,624	902,652	795,568	(3,242)

Annualized return on ordinary shareholders’ equity - Net income (loss) attributable to ordinary shareholders	9.0%	9.6%	8.3%	0.0%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

          Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The Company’s fixed income portfolio is exposed to interest rate risk. The Company’s liabilities are accrued at a static rate from an accounting standpoint. However, management considers the liabilities to have an economic exposure to interest rate risk and manages the net economic exposure to interest rate risk considering both assets and liabilities. Interest rate risk is managed within the context of its Strategic Asset Allocation (“SAA”) process by specifying SAA benchmarks relative to the estimated duration of its liabilities and managing the fixed income portfolio relative to the Benchmarks such that the overall economic effect of interest rate risk is within management’s risk tolerance. Nevertheless, the Company remains exposed to interest rate risk with respect to the Company’s overall net asset position and more generally from an accounting standpoint since the assets are marked to market, while liabilities are accrued at a static rate.

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

          The principal currencies creating foreign exchange risk for the Company are the U.K. sterling, the Euro, the Swiss franc and the Canadian dollar. The following table provides more information on the Company’s net exposures to its principal foreign currencies at June 30, 2012 and December 31, 2011:

(Foreign Currency in Millions)	June 30, 2012	December 31, 2011

Euro	21.6	52.0
U.K. Sterling	170.6	35.1
Swiss Franc	172.5	153.7
Canadian Dollar	189.1	222.5

Credit Risk

          Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. The Company is exposed to direct credit risk within its investment portfolio as well as through general counterparties, including customers and reinsurers. The Company manages credit risk within its investment portfolio through its SAA framework and its established investment credit policies, which address quality of obligors and counterparties, industry limits, and diversification requirements. The Company’s exposure to market credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads.

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

          Credit Risk – Investment Portfolio

          Credit risk in the investment portfolio is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries and countries. A widening of credit spreads will increase the net unrealized loss position, will increase losses associated with credit based derivatives where the Company assumes credit exposure, and, if issuer credit spreads increase significantly for an extended period of time and in a period of increasing defaults, would also likely result in higher other-than-temporary impairments. All else held equal, credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. In addition, market volatility can make it difficult to value certain of the Company’s securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes that could have a material adverse effect on the Company’s consolidated results of operations or financial condition. The credit spread duration in the Company’s fixed income portfolio, excluding the impact of the HTM election, was 3.5 years at June 30, 2012.

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

          The table below shows the Company’s aggregate fixed income portfolio by credit rating in percentage terms of the Company’s aggregate fixed income exposure (including fixed maturities, short-term investments, cash equivalents and net payable for investments purchased) at June 30, 2012.

Percentage of Aggregated Fixed Income Portfolio (1)(2)

AAA	51.1%
AA	15.9%
A	21.4%
BBB	8.9%
BB or Below	2.6%
NR	0.1%

Total	100.0%

(1)	Included in the above are $186.1 million or 0.6% of the portfolio that represents medium term notes rated at the average credit rating of the underlying asset pools backing the notes.
(2)

The credit ratings above were principally determined based on the weighted average rating of the individual securities from Standard & Poor’s, Moody’s Investors Service and Fitch Ratings (where available). U.S. Agency debt, whether with implicit or explicit government support, reflect the credit quality rating of the U.S. government for the purpose of these calculations.

          At June 30, 2012, the average credit quality of the Company’s aggregate fixed income investment portfolio was “Aa2/AA”. The calculation of average credit quality excludes operating cash. The Company’s $9.1 billion portfolio of government and government related, agency, sovereign and cash holdings were rated “AAA” at June 30, 2012. The Company’s $11.3 billion portfolio of corporates is rated “A.” The Company’s $9.1 billion structured credit portfolio is “AA+” rated.

          The Company is closely monitoring its corporate financial bond holdings given the events of the past four years. The table below summarizes the Company’s significant exposures (defined as bonds issued by financial institutions with an amortized cost in excess of $50.0 million) to corporate bonds of financial issuers including Covered Bonds held within its AFS and HTM investment portfolio at June 30, 2012, representing both amortized cost and net unrealized gains (losses):

	June 30, 2012

(U.S. dollars in millions) Issuer (by Global Ultimate Parent) (1)	Weighted Average Credit Quality (2)		Amortized Cost	Unrealized Gain/ (Loss)

Lloyds Banking Group plc	$	AA	$144.8	$3.2
Rabobank Nederland NV		AA	135.5	1.0
National Australia Bank Limited		AA-	135.3	(1.6)
The Goldman Sachs Group, Inc.		BBB+	128.7	(0.2)
Bank of America Corporation		BBB+	118.2	(2.3)
JPMorgan Chase & Co.		A-	114.1	(4.2)
Citigroup Inc.		BBB+	105.9	(0.2)
The Bank of Nova Scotia		AA	101.5	3.3
UBS AG		A+	97.1	(0.2)
Morgan Stanley		A-	96.0	(0.4)
Wells Fargo & Company		A+	90.0	4.3
HSBC Holdings plc		A	88.7	(6.1)
Westpac Banking Corporation		AA-	85.3	3.5
Credit Suisse Group AG		A+	83.8	0.8
Canadian Imperial Bank of Commerce		AA	79.6	2.9
Nordea Bank AB		A+	75.3	0.6
Commonwealth Bank of Australia		AA-	73.0	1.6
Standard Chartered plc		A	71.6	0.2
The Bank of New York Mellon Corporation		AA-	67.6	2.4
Royal Bank of Canada		AA-	67.6	1.7
Bank of Montreal		AA	61.8	2.6
Australia and New Zealand Banking Group Limited		A+	60.9	0.6
Nationwide Building Society		AA-	57.0	(7.2)
U.S. Bancorp		A+	56.2	1.9
BNP Paribas		A+	53.8	0.1
Government of Netherlands (ABN AMRO)		AAA+	51.5	5.2
Barclays plc		BBB-	50.5	(11.4)

(1)	Includes Covered Bonds.
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

          Within the Company’s corporate financial bond holdings, the Company is further monitoring its exposures to hybrid securities, representing Tier One and Upper Tier Two securities of various financial institutions. The following table summarizes the top ten exposures to hybrid securities, listed by amortized cost representing both amortized cost and unrealized (losses):

	June 30, 2012

(U.S. dollars in millions) Issuer (by Global Ultimate Parent)	Tier One Amortized Cost	Upper Tier Two Amortized Cost	Total Amortized Cost	Net Unrealized (Loss)

Barclays, Plc	$4.7	$43.0	$47.7	$(11.5)
JPMorgan Chas & Co.	30.0	-	30.0	(8.5)
Zurich Financial Services AG	-	25.8	25.8	(2.9)
Nationwide Building Society	24.8	-	24.8	(7.2)
HSBC Holdings PLC	22.2	-	22.2	(3.5)
Standard Life Plc	-	21.4	21.4	(4.2)
RSA Insurance Group Plc	-	20.6	20.6	(2.5)
Mitsubishi UFJ Financial Group, Inc.	20.4	-	20.4	0.4
The British United Provident Association Limited	-	20.2	20.2	(4.1)
National Australia Bank Limited	20.1	-	20.1	(3.9)

Total	$122.2	$131.0	$253.2	$(47.9)

          At June 30, 2012, the top 10 corporate holdings, which exclude government guaranteed and government sponsored enterprises, represented approximately 3.6% of the aggregate fixed income portfolio and approximately 10.6% of all corporate holdings. The top 10 corporate bond holdings listed below represent the direct exposure to the corporations listed below, including their subsidiaries, and excludes any securitized, credit enhanced and collateralized asset or mortgage-backed securities, cash and cash equivalents, pooled notes and any over-the-counter (“OTC”) derivative counterparty exposures, if applicable, but does include Covered Bonds.

Top 10 Corporate Holdings (1)	Percentage of Aggregate Fixed Income Portfolio

Lloyds Banking Group PLC	0.5%
Rabobank Nederland NV	0.4%
National Australia Bank Limited	0.4%
The Goldman Sachs Group, Inc.	0.4%
Bank of America Corporation	0.4%
JPMorgan Chase & Co.	0.3%
Citigroup Inc.	0.3%
The Bank of Nova Scotia	0.3%
UBS AG	0.3%
Morgan Stanley	0.3%

(1)	Corporate issuers include Covered Bonds.

          At June 30, 2012, the top 5 corporate sector exposures listed below represented 26.8% of the aggregate fixed income investment portfolio and 79.5% of all corporate holdings.

(U.S. dollars in millions) Top 5 Sector Exposures	Fair Value	Percentage of Aggregate Fixed Income Portfolio

Financials (1)	$3,068.4	9.3%
Consumer, Non-Cyclical	2,263.5	6.9%
Utilities	1,511.4	4.6%
Communications	1,000.7	3.0%
Industrial	985.9	3.0%

Total	$8,829.9	26.8%

(1)	Government-guaranteed securities and Covered Bonds have been excluded from the above figures.

          Within the Company’s fixed income portfolios, the Company is further monitoring its exposures to holdings representing risk in certain Euro-zone countries (Greece, Italy, Ireland, Portugal and Spain). In particular, the Company has government holdings of $13.5 million, corporate holdings of $162.2 million (financials $0.3 million, non-financials $161.9 million) and structured credit holdings totaling $11.1 million in GIIPS. The non-financial corporate holdings primarily consist of securities issued by multinational companies with low reliance on local economics and systemically important industries such as utilities and telecoms. For further detail on the Company’s exposure to the Euro-zone sovereign debt crisis please refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – European Sovereign Debt Crisis.”

          The Company also has exposure to credit risk associated with its mortgage-backed and asset-backed securities. The table below shows the breakdown of the $9.1 billion structured credit portfolio, of which 79.9% is AAA rated:

(U.S. dollars in millions)	Fair Value	Percentage of Structured Portfolio

Agency RMBS	$5,202.3	57.4%
Other ABS (1)	1,625.1	17.9%
CMBS	917.3	10.1%
Non-Agency RMBS	665.6	7.3%
Core CDO (non-ABS CDOs and CLOs)	650.0	7.3%

Total	$9,060.3	100.0%

(1)	Includes Covered Bonds.

          Credit Risk – Other

          Credit derivatives are purchased within the Company’s investment portfolio, have been sold through a limited number of contracts written as part of the Company’s previous XL financial lines business, and were previously entered into through the Company’s prior reinsurance agreements with Syncora. From time to time, the Company may purchase credit default swaps to hedge an existing position or concentration of holdings. The credit derivatives are recorded at fair value. For further details with respect to the Company’s exposure to Credit derivatives, see Item 1, Note 6, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements included herein.

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

Equity Price Risk

          Equity price risk is the potential loss arising from changes in the market value of equities. The Company’s equity investment portfolio is exposed to equity price risk. At June 30, 2012, the Company’s equity portfolio was approximately $433.3 million as compared to $376.6 million at December 31, 2011. This excludes fixed income fund investments of $95.8 million and $91.6 million at June 30, 2012 and December 31, 2011, respectively, that generally do not have the risk characteristics of equity investments but are treated as equity investments under GAAP. At June 30, 2012 and December 31, 2011, the Company’s direct allocation to equity securities was 1.2% and 1.1%, respectively, of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased.) The Company also estimates the equity risk embedded in certain alternative and private investments. Such estimates are derived from market exposures provided to the Company by certain individual fund investments and/or internal statistical analyses.

Other Market Risks

          The Company’s private investment portfolio is invested in limited partnerships and other entities that are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments, and risks specific to startup or small companies. At June 30, 2012, the Company’s exposure to private investments, excluding unfunded commitments, was $305.7 million, representing 0.9% of the fixed income portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) compared to $288.4 million at December 31, 2011.

          The Company’s alternative investment portfolio, which is exposed to equity and credit risk as well as certain other market risks, had a total exposure of $1,227.4 million representing approximately 3.4% of the investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) at June 30, 2012, as compared to December 31, 2011, when the Company had a total exposure of $1,027.2 million representing approximately 3.1% of the investment portfolio.

          At June 30, 2012, bond and stock index futures outstanding had a net long position of $25.7 million as compared to a net long position of $12.6 million at December 31, 2011. The Company may reduce its exposure to these futures through offsetting transactions, including options and forwards.

          As noted above, the Company also invests in certain derivative positions that can be impacted by market value movements. For further details on derivative instruments see Item 1, Note 6, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements included herein.

Sensitivity and Value-at-Risk Analysis

          The table below summarizes the Company’s assessment of the estimated impact on the value of the Company’s investment portfolio at June 30, 2012 associated with an immediate and hypothetical: +100bps increase in interest rates, a -10% decline in equity markets, a +100bps widening in spreads and a +10% widening in spreads. The table also reports the 95%, 1-year VaRs for the Company’s investment portfolios at June 30, 2012, excluding foreign exchange.

          The interest rate, spread risk, and VaR referenced in the table below include the impact of market movements on the Company’s held to maturity fixed maturities from the Company’s Life investment portfolios. While the market value of these holdings is sensitive to prevailing interest rates and credit spreads, the Company’s book value is not impacted as these holdings are carried at amortized cost. At June 30, 2012, if the Company were to exclude these impacts in order to present the impact of these risks to the Company’s book value, the interest rate risk would be reduced by approximately $307.1 million, absolute spread risk would be reduced by approximately $208.9 million, relative spread risk would be reduced by approximately $30.1 million, and VaR would be reduced by approximately $414.5 million.

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

(U.S. dollars in millions)	Interest Rate Risk (1)	Equity Risk (2)	Absolute Spread Risk (3)	Relative Spread Risk (4)	VaR (5), (6)

Total Investment Portfolio (7)	$(1,302.9)	$(98.1)	$(1,265.7)	$(212.8)	$1,006.0
A. P&C Investment Portfolio	$(758.1)	$(98.1)	$(797.6)	$(107.9)	$472.5
(I) P&C Fixed Income Portfolio	(758.1)	-	(797.6)	(107.9)	482.8
(a) Cash & Short Term Investments	(8.4)	-	(2.5)	(0.1)	16.2
(b) Total Government Related	(283.9)	-	(196.0)	(10.0)	159.7
(c) Total Corporate Credit	(269.4)	-	(301.2)	(43.7)	207.2
(d) Total Structured Credit	(196.5)	-	(297.9)	(54.2)	164.4
(II) P&C Non-Fixed Income Portfolio	-	(98.1)	-	-	179.8
(e) Equity Portfolio	-	(44.8)	-	-	99.2
(f) Alternative Portfolio	-	(22.3)	-	-	79.7
(g) Private Investments	-	(31.1)	-	-	68.9
(h) Other	-	-	-	-	3.3
B. Life Investment Portfolio	$(537.1)	$-	$(431.0)	$(100.9)	$646.3
(III) Life Fixed Income Portfolio	(537.1)	-	(431.0)	(100.9)	646.3
(i) Cash & Short Term Investments	(0.1)	-	-	-	0.2
(j) Total Government Related	(223.6)	-	(85.1)	(6.7)	307.6
(k) Total Corporate Credit	(255.1)	-	(278.7)	(74.1)	288.4
(l) Total Structured Credit	(58.3)	-	(67.1)	(20.0)	72.5
(IV) Life Non-Fixed Income Portfolio	-	-	-	-	-

(1)	The estimated impact on the fair value of the Company’s fixed income portfolio of an immediate hypothetical +100 bps adverse parallel shift in global bond curves.
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

(3)

The estimated impact on the fair value of the Company’s fixed income portfolio of an immediate hypothetical +100 basis point increase in all global government related, corporate and structured credit spreads to which the Company’s fixed income portfolio is exposed. This excludes exposure to credit spreads in the Company’s alternative investments, private investments and counterparty exposure.

(4)

The estimated impact on the fair value of the Company’s fixed income portfolio of an immediate hypothetical +10% increase in all global government related, corporate and structured credit spreads to which the Company’s fixed income portfolio is exposed. This excludes exposure to credit spreads in the Company’s alternative investments, private investments and counterparty exposure.

(5)

The VaR results are based on a 95% confidence interval, with a one-year holding period, excluding foreign exchange rate risk. The Company’s investment portfolio VaR at June 30, 2012 is not necessarily indicative of future VaR levels as these are based on statistical estimates of possible price changes and, therefore, exclude other sources of investment return such as coupon and dividend income.

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

          Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

          The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures pursuant to Rules 13a-15 or 15d-15 promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that all material information relating to the Company required to be included in this report has been made known to them in a timely fashion.

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

          The Company is subject to legal proceedings and claims, as described in its Annual Report on Form 10-K for the year ended December 31, 2011. Material developments to such proceedings during the three months ended June 30, 2012 are described below.

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

          Various XL entities have been named as defendants in three of the many tag-along actions that were consolidated into the MDL for pretrial purposes. The complaints in these tag-along actions make allegations similar to those made in the Amended Complaint but do not purport to be class actions. On April 4, 2006, a tag-along complaint was filed in the U.S. District Court for the Northern District of Georgia on behalf of New Cingular Wireless Headquarters LLC and several other corporations and remains pending against approximately 100 defendants, including Greenwich Insurance Company, XL Specialty Insurance Company, XL Insurance America, Inc., XL Insurance Company Limited and XL-Cayman. On or about May 21, 2007, a tag-along complaint was filed in the U.S. District Court for the District of New Jersey on behalf of Henley Management Company, Big Bear Properties, Inc., Northbrook Properties, Inc., RCK Properties, Inc., Kitchens, Inc., Aberfeldy LP and Payroll and Insurance Group, Inc. against multiple defendants, including “XL Winterthur International.” On October 12, 2007, a complaint in a third tag-along action was filed in the U.S. District Court for the Northern District of Georgia by Sears, Roebuck & Co., Sears Holdings Corporation, Kmart Corporation and Lands’ End Inc. against many named defendants including X.L. America, Inc., XL Insurance America, Inc., XL Specialty Insurance Company and XL Insurance (Bermuda) Ltd. On October 17, 2011, the District Court lifted the stay of the tag-along actions, including the three in which the XL entities are named defendants. On April 30, 2012, the District Court set a pre-trial litigation schedule governing the tag-along actions.

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

          Legal actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses in amounts exceeding recognized reserves having a material adverse effect on the Company’s position or liquidity at June 30, 2012.

ITEM 1A.	RISK FACTORS

          Refer to Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for further information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          (c) Purchases of Equity Securities by the Issuer and Affiliate Purchasers

          The following table provides information about purchases by the Company during the three months ended June 30, 2012 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)

April 1, 2012 to April 30, 2012	2,053	$21.69	-	$650.0 million
May 1, 2012 to May 31, 2012	3,007,103	20.83	2,994,077	587.7 million
June 1, 2012 to June 30, 2012	3,121,693	20.08	3,120,076	525.0 million

Total	6,130,849	$20.45	6,114,153	$525.0 million

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

(2)

On February 27, 2012, the Company announced that its Board of Directors approved a share buyback program, authorizing the Company to purchase up to $750 million of its ordinary shares. This authorization replaced the approximately $190 million remaining under the share buyback program that was authorized in November 2010 as described in further detail in Item 8, Note 18, “Share Capital,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. During the three months ended March 31, 2012 and the three months ended June 30, 2012, the Company purchased and canceled 4.7 million and 6.1 million ordinary shares under the new program for $100.0 million and $125.0 million, respectively. All share buybacks were carried out by way of redemption in accordance with Irish law and the Company’s constitutional documents. All shares so redeemed were canceled upon redemption. At June 30, 2012, $525.0 million remained available for purchase under the new program.

ITEM 6.	EXHIBITS

The following exhibits are filed as exhibits to this Quarterly Report:

10.1

XL Group plc Reinsurance Supplemental Long Term Cash Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on April 30, 2012

10.2*	X.L. America, Inc. Deferred Compensation Plan

10.3*	2012 Form of Letter Agreement between XL Global Services, Inc. and/or XL Group plc and certain executive officers

12*	Statements regarding computation of ratios

31*	Rule 13a-14(a)/15d-14(a) Certifications

32*	Section 1350 Certification

101.INS*	XBRL Instance Document**

101.SCH*	XBRL Taxonomy Extension Schema Document**

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document**

*	Filed herewith.

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

Date: August 8, 2012
XL Group plc
(Registrant)
/s/ MICHAEL S. MCGAVICK

Name: Michael S. McGavick
Title: Chief Executive Officer and Director
XL Group plc

Date: August 8, 2012
/s/ PETER R. PORRINO

Name: Peter R. Porrino
Title: Executive Vice President and Chief Financial Officer
XL Group plc