Form 10-Q
period 2012-09-30
XL GROUP PLC
filed 2012-11-07
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

          As of November 6, 2012, there were 300,605,273 outstanding Ordinary Shares, $0.01 par value per share, of the registrant.

XL GROUP PLC

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

XL GROUP PLC

UNAUDITED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)	September 30, 2012	December 31, 2011

ASSETS
Investments:
Fixed maturities, at fair value (amortized cost: 2012: $26,150,520; 2011: $25,771,715)	$27,426,293	$26,190,025
Equity securities, at fair value (cost: 2012: $554,962; 2011: $480,685)	565,927	468,197
Short-term investments, at fair value (amortized cost: 2012: $323,039; 2011: $359,378)	323,705	359,063

Total investments available for sale	$28,315,925	$27,017,285
Fixed maturities, held to maturity at amortized cost (fair value: 2012: $3,222,900; 2011:$2,895,688)	2,805,796	2,668,978
Investments in affiliates	1,027,122	1,052,729
Other investments	1,215,556	985,262

Total investments	$33,364,399	$31,724,254
Cash and cash equivalents	3,197,305	3,825,125
Accrued investment income	365,516	331,758
Deferred acquisition costs	720,847	647,113
Ceded unearned premiums	721,465	596,895
Premiums receivable	2,791,807	2,411,611
Reinsurance balances receivable	225,251	220,017
Unpaid losses and loss expenses recoverable	3,319,266	3,654,948
Receivable from investments sold	45,328	59,727
Goodwill and other intangible assets	407,221	407,321
Deferred tax asset	132,931	115,601
Other assets	688,992	670,895

Total assets	$45,980,328	$44,665,265

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$20,074,668	$20,613,901
Deposit liabilities	1,561,076	1,608,108
Future policy benefit reserves	4,848,734	4,845,394
Unearned premiums	4,081,557	3,555,310
Notes payable and debt	1,673,350	2,275,327
Reinsurance balances payable	508,177	90,552
Payable for investments purchased	281,630	58,494
Deferred tax liability	192,419	91,104
Other liabilities	1,001,298	770,945

Total liabilities	$34,222,909	$33,909,135

Commitments and Contingencies
Shareholders’ Equity:
Ordinary shares, 999,990,000 authorized, par value $0.01; issued and outstanding: (2012: 300,580,557; 2011: 315,645,796)	$3,006	$3,156
Additional paid in capital	8,630,377	8,938,679
Accumulated other comprehensive income	1,423,448	583,064
Retained earnings (deficit)	354,206	(113,241)

Shareholders’ equity attributable to XL Group plc	$10,411,037	$9,411,658
Non-controlling interest in equity of consolidated subsidiaries	1,346,382	1,344,472

Total shareholders’ equity	$11,757,419	$10,756,130

Total liabilities and shareholders’ equity	$45,980,328	$44,665,265

See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,

(U.S. dollars in thousands, except per share data)	2012	2011	2012	2011

Revenues:
Net premiums earned	$1,548,040	$1,453,326	$4,471,053	$4,213,048
Net investment income	239,480	290,106	767,353	866,874
Realized investment gains (losses):
Net realized gains (losses) on investments sold	7,136	4,461	64,704	(6,899)
Other-than-temporary impairments on investments	(10,295)	(67,513)	(45,028)	(141,321)
Other-than-temporary impairments on investments transferred to (from) other comprehensive income	(2,334)	698	(16,759)	9,885

Total net realized gains (losses) on investments	$(5,493)	$(62,354)	$2,917	$(138,335)
Net realized and unrealized gains (losses) on derivative instruments	6,254	(26,916)	2,656	(34,299)
Income (loss) from investment fund affiliates	16,050	(7,123)	38,555	30,277
Fee income and other	13,153	10,980	34,121	30,494

Total revenues	$1,817,484	$1,658,019	$5,316,655	$4,968,059

Expenses:
Net losses and loss expenses incurred	$894,076	$988,059	$2,574,496	$3,020,508
Claims and policy benefits	119,439	139,549	371,896	410,196
Acquisition costs	236,347	207,553	679,435	611,142
Operating expenses	305,746	247,815	887,209	774,949
Exchange (gains) losses	18,690	(39,425)	13,432	(38,409)
Interest expense	37,906	48,911	134,564	158,157

Total expenses	$1,612,204	$1,592,462	$4,661,032	$4,936,543

Income (loss) before income tax and income (loss) from operating affiliates	$205,280	$65,557	$655,623	$31,516
Income (loss) from operating affiliates	2,917	35,552	41,731	95,439
Provision (benefit) for income tax	451	24,718	51,813	16,747

Net income (loss)	$207,746	$76,391	$645,541	$110,208
Non-controlling interests	(35,844)	(33,993)	(75,855)	(69,431)

Net income (loss) attributable to XL Group plc and ordinary shareholders	$171,902	$42,398	$569,686	$40,777

Weighted average ordinary shares and ordinary share equivalents outstanding – basic	304,199	311,714	309,675	310,793

Weighted average ordinary shares and ordinary share equivalents outstanding – diluted	307,764	313,848	312,602	314,842

Earnings (loss) per ordinary share and ordinary share equivalent – basic	$0.57	$0.14	$1.84	$0.13

Earnings (loss) per ordinary share and ordinary share equivalent –diluted	$0.56	$0.14	$1.82	$0.13

See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,

(U.S. dollars in thousands)	2012	2011	2012	2011

Net income (loss) attributable to XL Group plc	$171,902	$42,398	$569,686	$40,777
Change in net unrealized gains (losses) on investments, net of tax	456,642	110,124	778,299	291,330
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	14,615	2,954	30,998	35,620
Change in OTTI losses recognized in other comprehensive income, net of tax	25,936	3,995	52,353	28,119
Change in underfunded pension liability	(2,026)	1,684	(2,033)	1,287
Change in value of cash flow hedge	110	110	330	330
Foreign currency translation adjustments	17,411	(85,635)	(19,563)	(1,278)

Comprehensive income (loss)	$684,590	$75,630	$1,410,070	$396,185

See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Nine Months Ended September 30,

(U.S. dollars in thousands)	2012	2011

Ordinary Shares:
Balance - beginning of year	$3,156	$3,165
Issuance of ordinary shares	9	307
Buybacks of ordinary shares	(162)	(267)
Exercise of stock options	3	1

Balance - end of period	$3,006	$3,206

Additional Paid in Capital:
Balance - beginning of year	$8,938,679	$8,993,016
Issuance of ordinary shares	1,380	573,460
Buybacks of ordinary shares	(350,996)	(566,673)
Exercise of stock options, net of tax	4,784	1,195
Share based compensation expense	36,530	29,261

Balance - end of period	$8,630,377	$9,030,259

Accumulated Other Comprehensive Income (Loss):
Balance - beginning of year	$583,064	$100,795
Change in net unrealized gains (losses) on investments, net of tax	778,299	291,330
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	30,998	35,620
Change in OTTI losses recognized in other comprehensive income, net of tax	52,353	28,119
Change in underfunded pension liability	(2,033)	1,287
Change in value of cash flow hedge	330	330
Foreign currency translation adjustments	(19,563)	(1,278)

Balance - end of period	$1,423,448	$456,203

Retained Earnings (Deficit):
Balance - beginning of year	$(113,241)	$500,497
Net income (loss) attributable to XL Group plc	569,686	40,777
Dividends on ordinary shares	(102,239)	(104,020)

Balance - end of period	$354,206	$437,254

Non-controlling Interest in Equity of Consolidated Subsidiaries:
Balance - beginning of year	$1,344,472	$1,002,296
Non-controlling interests - contribution	1,500	—
Non-controlling interests	(63)	4
Non-controlling interest share in change in accumulated other comprehensive income (loss)	473	(16)
Purchase of Series E preference ordinary shares	—	(500)

Balance - end of period	$1,346,382	$1,001,784

Total Shareholders’ Equity	$11,757,419	$10,928,706

See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(U.S. dollars in thousands)	2012	2011
Cash flows provided by (used in) operating activities:
Net income (loss)	$645,541	$110,208
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on investments	(2,917)	138,335
Net realized and unrealized (gains) losses on derivative instruments	(2,656)	34,299
Amortization of premiums (discounts) on fixed maturities	119,819	83,252
(Income) loss from investment and operating affiliates	(80,286)	(125,716)
Share based compensation	41,827	32,043
Depreciation	41,735	36,544
Accretion of deposit liabilities	65,585	63,492
Unpaid losses and loss expenses	(609,175)	185,023
Future policy benefit reserves	(132,834)	(101,047)
Unearned premiums	524,341	615,699
Premiums receivable	(380,164)	(448,133)
Unpaid losses and loss expenses recoverable	354,698	(24,758)
Ceded unearned premiums	(121,791)	(233,148)
Reinsurance balances receivable	(5,146)	(9,422)
Deferred acquisition costs	(47,629)	(92,859)
Reinsurance balances payable	413,658	412,103
Deferred tax asset - net	24,058	(47,803)
Derivatives	49,567	(30,032)
Other assets	(51,039)	(67,851)
Other liabilities	108,067	(105,212)
Other	(61,079)	(59,500)
Total adjustments	$248,639	$255,309
Net cash provided by (used in) operating activities	$894,180	$365,517
Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$2,456,889	$3,233,941
Proceeds from redemption of fixed maturities and short-term investments	3,212,626	2,700,412
Proceeds from sale of equity securities	212,034	189,818
Purchases of fixed maturities and short-term investments	(5,874,664)	(5,411,886)
Purchases of equity securities	(289,553)	(571,031)
Net dispositions of investment affiliates	58,415	166,950
Other investments, net	(113,538)	(39,502)
Net cash provided by (used in) investing activities	$(337,791)	$268,702
Cash flows provided by (used in) financing activities:
Proceeds from issuance of ordinary shares and exercise of stock options	$4,651	$1,196
Buybacks of ordinary shares	(351,158)	(566,940)
Repurchase of Redeemable Series C preference ordinary shares	-	(71,801)
Repurchase of Series E preference ordinary shares	-	(465)
Dividends paid on ordinary shares	(101,753)	(103,331)
Distributions to non-controlling interests	(43,283)	(38,580)
Proceeds from issuance of debt	-	396,400
Contribution from non-controlling interest	1,500	-
Repayment of debt	(600,000)	-
Deposit liabilities	(114,376)	(116,472)
Net cash provided by (used in) financing activities	$(1,204,419)	$(499,993)
Effects of exchange rate changes on foreign currency cash	20,210	19,189
Increase (decrease) in cash and cash equivalents	$(627,820)	$153,415
Cash and cash equivalents - beginning of period	3,825,125	3,022,868
Cash and cash equivalents - end of period	$3,197,305	$3,176,283

See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Preparation and Consolidation

          Unless the context otherwise indicates, references herein to the “Company” include XL Group plc and its consolidated subsidiaries.

          These unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but do not include all disclosures required by GAAP. In the opinion of management, these unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of financial position and results of operations at the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All inter-company accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates. For further information, see Item 8, Note 2(a), “Significant Accounting Policies – Basis of Preparation and Consolidation,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies

Recent Accounting Pronouncements

          In June 2011, the FASB issued an accounting standards update concerning the presentation of comprehensive income in financial statements. This guidance allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income only as part of the statement of changes in shareholders’ equity. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. However, a separate accounting standards update issued in December 2011deferred indefinitely a provision within the original standard requiring entities to present components of reclassifications of other comprehensive income on the face of the income statement. The Company adopted the guidance from January 1, 2012; however, it did not have an impact on the Company’s disclosure, financial condition or results of operations or cash flows.

          In September 2011, the FASB issued an accounting standards update to simplify how entities test goodwill for impairment, by allowing an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting entity is less than its carrying amount, as a basis for determining whether it is necessary to perform the two-step goodwill impairment test required in FASB Accounting Standards Codification Topic 350. After assessing the circumstances that should be considered in making the qualitative assessment, if an entity determines that the fair value of a reporting unit as compared to its carrying value meets the threshold, then performing the two-step impairment step is unnecessary. In other circumstances, performance of the two-step test is required. The guidance also eliminates the option for an entity to carry forward its detailed calculation of a reporting unit’s fair value in certain situations. The amendments do not change the current guidance for testing other indefinite-lived intangible assets for impairment. The Company adopted this guidance from January 1, 2012. It did not have an impact on the Company’s consolidated financial condition or results of operations or cash flows.

          In December 2011, the FASB issued new guidance requiring additional disclosures about financial instruments and derivative instruments that are either: (1) offset for balance sheet presentation purposes or (2) subject to an enforceable master netting arrangement or similar arrangement, regardless of whether they are offset for balance sheet presentation purposes. This guidance will be effective on January 1, 2013, with retrospective presentation of the new disclosures required. As this new guidance is disclosure-related only and does not amend the existing balance sheet offsetting guidance, the adoption of this guidance will not impact the Company’s financial condition or results of operations or cash flows.

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

(a) Fair Value Summary

          The following tables set forth the Company’s assets and liabilities that were accounted for at fair value at September 30, 2012 and December 31, 2011 by level within the fair value hierarchy:

September 30, 2012 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at September 30, 2012

Assets
U.S. Government and Government - Related/Supported	$—	$2,135,368	$—	$—	$2,135,368
Corporate (1) (2)	—	9,978,002	29,135	—	10,007,137
Residential mortgage-backed securities – Agency (“RMBS - Agency”)	—	5,343,046	33,857	—	5,376,903
Residential mortgage-backed securities – Non-Agency (“RMBS - Non-Agency”)	—	628,486	7,839	—	636,325
Commercial mortgage-backed securities (“CMBS”)	—	1,001,040	33,369	—	1,034,409
Collateralized debt obligations (“CDO”)	—	7,773	674,793	—	682,566
Other asset-backed securities (2)	—	1,441,381	17,163	—	1,458,544
U.S. States and political subdivisions of the States	—	1,820,105	—	—	1,820,105
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	4,274,936	—	—	4,274,936

Total fixed maturities, at fair value	$—	$26,630,137	$796,156	$—	$27,426,293
Equity securities, at fair value (3)	230,539	335,388	—	—	565,927
Short-term investments, at fair value (1)(4)	—	323,705	—	—	323,705

Total investments available for sale	$230,539	$27,289,230	$796,156	$—	$28,315,925
Cash equivalents (5)	2,037,971	321,646	—	—	2,359,617
Other investments (6)	—	783,813	119,975	—	903,788
Other assets (7)	—	10,611	—	41,540	52,151

Total assets accounted for at fair value	$2,268,510	$28,405,300	$916,131	$41,540	$31,631,481

Liabilities
Financial instruments sold, but not yet purchased (8)	$—	$30,944	$—	$—	$30,944
Other liabilities (7)	—	82,009	35,062	—	117,071

Total liabilities accounted for at fair value	$—	$112,953	$35,062	$—	$148,015

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Fair Value Measurements

December 31, 2011 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at December 31, 2011

Assets
U.S. Government and Government - Related/Supported	$—	$1,990,983	$—	$—	$1,990,983
Corporate (1) (2)	—	10,084,804	23,818	—	10,108,622
RMBS – Agency	—	5,347,365	32,041	—	5,379,406
RMBS – Non-Agency	—	641,815	—	—	641,815
CMBS	—	974,835	—	—	974,835
CDO	—	7,751	650,851	—	658,602
Other asset-backed securities (2)	—	1,323,697	16,552	—	1,340,249
U.S. States and political subdivisions of the States	—	1,797,378	—	—	1,797,378
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	3,298,135	—	—	3,298,135

Total fixed maturities, at fair value (2)	$—	$25,466,763	$723,262	$—	$26,190,025
Equity securities, at fair value (3)	239,175	229,022	—	—	468,197
Short-term investments, at fair value (1)(4)	—	359,063	—	—	359,063

Total investments available for sale	$239,175	$26,054,848	$723,262	$—	$27,017,285
Cash equivalents (5)	1,686,101	1,068,264	—	—	2,754,365
Other investments (6)	—	547,598	113,959	—	661,557
Other assets (7)	—	143,622	—	(77,888)	65,734

Total assets accounted for at fair value	$1,925,276	$27,814,332	$837,221	$(77,888)	$30,498,941

Liabilities
Financial instruments sold, but not yet purchased (8)	$—	$20,844	$—	$—	$20,844
Other liabilities (7)	—	16,871	42,644	(809)	58,706

Total liabilities accounted for at fair value	$—	$37,715	$42,644	$(809)	$79,550

(1)

Included within Corporate are certain medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes, which are in a gross unrealized loss position, had a fair value of $192.3 million and $266.0 million and an amortized cost of $199.8 million and $297.7 million at September 30, 2012 and December 31, 2011, respectively. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(2)

The Company invests in covered bonds issued by financial institutions (“Covered Bonds”). Covered Bonds are senior secured debt instruments issued by financial institutions and backed by over-collateralized pools of public sector or mortgage loans. At September 30, 2012, Covered Bonds within Total fixed maturities with a fair value of $599.9 million are included within Other asset-backed securities to align the Company’s classification to market indices. At December 31, 2011, Covered Bonds within Total fixed maturities with a fair value of $353.9 million were reclassified from Corporate to Other asset-backed securities to conform to current period presentation.

(3)	Included within Equity securities are investments in fixed income funds with a fair value of $99.3 million and $91.6 million at September 30, 2012 and December 31, 2011, respectively.
(4)	Short-term investments consist primarily of Corporate securities and U.S. Government and Government-Related/Supported securities.
(5)	Cash equivalents balances subject to fair value measurement include certificates of deposit and money market funds. Operating cash balances are not subject to fair value measurement guidance.
(6)

The Other investments balance excludes certain structured transactions including certain investments in project finance transactions, a payment obligation and liquidity financing provided to a structured credit vehicle as a part of a third party medium term note facility. These investments, which totaled $311.8 million at September 30, 2012 and $323.7 million at December 31, 2011, are carried at amortized cost. For further details regarding the nature of Other investments and related features see Item 8, Note 7, “Other Investments,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011

(7)

Other assets and other liabilities include derivative instruments. The derivative balances included in each category are reported on a gross basis by level with a netting adjustment presented separately in the Collateral and Counterparty Netting column. The Company often enters into different types of derivative contracts with a single counterparty and these contracts are covered under a netting agreement. In addition, at September 30, 2012 the Company paid net cash collateral related to these derivative positions of $41.5 million. The assets related to the net collateral paid have been recorded as Other assets within the balance sheet. At December 31, 2011, the Company held net cash collateral of $77.1 million. The collateral balance is included within Cash and cash equivalents and the corresponding liability to return the collateral has been offset against the derivative asset within the balance sheet as appropriate under the netting agreement. The fair values of the individual derivative contracts are reported gross in their respective levels based on the fair value hierarchy.

(8)	Financial instruments sold, but not yet purchased, represent “short sales” and are included within “Payable for investments purchased” on the balance sheet.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Fair Value Measurements

(b) Level 3 Assets and Liabilities

          The tables below present additional information about assets and liabilities measured at fair value on a recurring basis and for which Level 3 inputs were utilized to determine fair value. The tables present a reconciliation of the beginning and ending balances for the three and nine months ended September 30, 2012 and 2011 for all financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3) at September 30, 2012 and 2011, respectively. The tables do not include gains or losses that were reported in Level 3 in prior periods for assets that were transferred out of Level 3 prior to September 30, 2012 and 2011. Gains and losses for assets and liabilities classified within Level 3 in the table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, it should be noted that the following tables do not take into consideration the effect of offsetting Level 1 and 2 financial instruments entered into by the Company that are either economically hedged by certain exposures to the Level 3 positions or that hedge the exposures in Level 3 positions.

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

          There were no significant transfers between Level 1 and Level 2 during the three and nine month periods ended September 30, 2012 and 2011.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Fair Value Measurements

	Level 3 Assets and Liabilities - Three Months Ended September 30, 2012

(U.S. dollars in thousands)	Corporate	RMBS - Agency	RMBS - Non Agency	CMBS	CDO

Balance, beginning of period	$33,511	$52,588	$1,596	$—	$642,179
Realized gains (losses)	20	4	(22)	—	913
Movement in unrealized gains (losses)	673	106	(424)	—	35,886
Purchases and issuances	—	34	6,821	33,369	—
Sales and settlements	(555)	(4,645)	(59)	—	(5,347)
Transfers into Level 3	—	—	—	—	1,162
Transfers out of Level 3	(4,514)	(14,230)	(73)	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—

Balance, end of period	$29,135	$33,857	$7,839	$33,369	$674,793

Movement in total gains (losses) above relating to instruments still held at the reporting date	$674	$110	$(447)	$—	$35,806

	Level 3 Assets and Liabilities - Three Months Ended September 30, 2012

(U.S. dollars in thousands)	Other asset- backed securities	Non-US Sovereign Government, Provincial, Supranational and Government Related/Supported	Short-term investments	Other investments	Derivative Contracts - Net

Balance, beginning of period	$25,248	$—	$—	$117,765	$(35,947)
Realized gains (losses)	7,017	—	—	343	—
Movement in unrealized gains (losses)	(6,552)	—	—	1,686	885
Purchases and issuances	8,753	—	—	982	—
Sales and settlements	(16,141)	—	—	(807)	—
Transfers into Level 3	—	—	—	6	—
Transfers out of Level 3	(1,162)	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—

Balance, end of period	$17,163	$—	$—	$119,975	$(35,062)

Movement in total gains (losses) above relating to instruments still held at the reporting date	$456	$—	$—	$1,334	$885

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Fair Value Measurements

	Level 3 Assets and Liabilities - Three Months Ended September 30, 2011

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

	Level 3 Assets and Liabilities - Three Months Ended September 30, 2011

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

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Fair Value Measurements

	Level 3 Assets and Liabilities - Nine Months Ended September 30, 2012

(U.S. dollars in thousands)	Corporate	RMBS - Agency	RMBS - Non Agency	CMBS	CDO

Balance, beginning of period	$23,818	$32,041	$—	$—	$650,851
Realized gains (losses)	4	(23)	—	—	(523)
Movement in unrealized gains (losses)	346	58	—	—	75,489
Purchases and issuances	8,949	103	6,821	33,369	—
Sales and settlements	(181)	(6,233)	—	—	(51,024)
Transfers into Level 3	838	15,254	1,018	—	—
Transfers out of Level 3	(4,639)	(7,343)	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—

Balance, end of period	$29,135	$33,857	$7,839	$33,369	$674,793

Movement in total gains (losses) above relating to instruments still held at the reporting date	$351	$35	$—	$—	$71,738

	Level 3 Assets and Liabilities - Nine Months Ended September 30, 2012

(U.S. dollars in thousands)	Other asset- backed securities	Non-US Sovereign Government, Provincial, Supranational and Government Related/Supported	Short-term investments	Other investments	Derivative Contracts - Net

Balance, beginning of period	$16,552	$—	$—	$113,959	$(42,644)
Realized gains (losses)	6,748	—	—	2,782	—
Movement in unrealized gains (losses)	(2,873)	—	—	6,206	7,582
Purchases and issuances	8,753	—	—	4,664	—
Sales and settlements	(15,867)	—	—	(7,327)	—
Transfers into Level 3	3,850	—	—	6	—
Transfers out of Level 3	—	—	—	(315)	—
Fixed maturities to short-term investments classification change	—	—	—	—	—

Balance, end of period	$17,163	$—	$—	$119,975	$(35,062)

Movement in total gains (losses) above relating to instruments still held at the reporting date	$3,652	$—	$—	$2,385	$7,582

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Fair Value Measurements

	Level 3 Assets and Liabilities - Nine Months Ended September 30, 2011

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

	Level 3 Assets and Liabilities - Nine Months Ended September 30, 2011

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

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Fair Value Measurements

(f) Financial Instruments Not Carried at Fair Value

          Authoritative guidance over disclosures about the fair value of financial instruments requires additional disclosure of fair value information for financial instruments not carried at fair value in both interim and annual reporting periods. Certain financial instruments, particularly insurance contracts, are excluded from these fair value disclosure requirements. The carrying values of cash and cash equivalents, accrued investment income, net receivable from investments sold, other assets, net payable for investments purchased, other liabilities and other financial instruments not included below approximated their fair values. The following table includes financial instruments for which the carrying value differs from the estimated fair values at September 30, 2012 and December 31, 2011. All of these fair values estimates are considered Level 2 fair value measurements. The fair values for fixed maturities held to maturity are provided by third party pricing vendors and significant valuation inputs for all other items included were based upon market data obtained from sources independent of the Company, and are subject to the same control environment previously described.

	September 30, 2012		December 31, 2011

(U.S. dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed maturities, held to maturity	$2,805,796	$3,222,900	$2,668,978	$2,895,688
Other investments - structured transactions	311,767	287,136	323,705	297,124

Financial Assets	$3,117,563	$3,510,036	$2,992,683	$3,192,812

Deposit liabilities	$1,561,076	$1,885,194	$1,608,108	$1,809,812
Notes payable and debt	1,673,350	1,866,084	2,275,327	2,340,148

Financial Liabilities	$3,234,426	$3,751,278	$3,883,435	$4,149,960

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

          Deposit liabilities include obligations under structured insurance and reinsurance transactions. For purposes of fair value disclosures, the Company determined the estimated fair value of the deposit liabilities by assuming a discount rate equal to the appropriate U.S. Treasury rate plus 102.3 basis points at September 30, 2012 and the appropriate U.S. Treasury rate plus 161.8 basis points at December 31, 2011. The discount rate incorporates the Company’s own credit risk into the determination of estimated fair value.

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

Three Months Ended September 30, 2012 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Life Operations	Total

Gross premiums written	$1,158,683	$417,548	$1,576,231	$87,413	$1,663,644
Net premiums written	905,054	403,210	1,308,264	79,487	1,387,751
Net premiums earned	985,623	482,930	1,468,553	79,487	1,548,040
Net losses and loss expenses	(623,543)	(270,533)	(894,076)	(119,439)	(1,013,515)
Acquisition costs	(128,514)	(97,739)	(226,253)	(10,094)	(236,347)
Operating expenses (1)	(186,794)	(47,227)	(234,021)	(2,352)	(236,373)

Underwriting profit (loss)	$46,772	$67,431	$114,203	$(52,398)	$61,805
Net investment income			148,482	73,479	221,961
Net results from structured products (2)	3,087	2,614	5,701	—	5,701
Net fee income and other (3)	591	657	1,248	240	1,488
Net realized gains (losses) on investments			2,257	(7,750)	(5,493)

Contribution from P&C and Life Operations			$271,891	$13,571	$285,462

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					6,254
Net income (loss) from investment fund affiliates and operating affiliates (4)					18,967
Exchange gains (losses)					(18,690)
Corporate operating expenses					(57,604)
Interest expense (5)					(26,192)
Non-controlling interests					(35,844)
Income tax					(451)

Net income (loss) attributable to XL Group plc					$171,902

Ratios – P&C operations: (6)
Loss and loss expense ratio	63.3%	56.0%	60.9%
Underwriting expense ratio	32.0%	30.0%	31.3%

Combined ratio	95.3%	86.0%	92.2%

(1)	Operating expenses exclude Corporate operating expenses, shown separately.
(2)	The net results from P&C structured products include net investment income and interest expense of $17.4 million and $11.7 million, respectively.
(3)	Net fee income and other includes operating expenses from the Company’s loss prevention consulting services business.
(4)	The Company records the income related to the alternative funds and to the private investment and operating fund affiliates on a one-month and three-month lag, respectively.
(5)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.
(6)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Segment Information

Three Months Ended September 30, 2011 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Life Operations	Total

Gross premiums written	$1,156,901	$619,260	$1,776,161	$100,564	$1,876,725
Net premiums written	872,757	419,949	1,292,706	90,769	1,383,475
Net premiums earned	930,067	432,465	1,362,532	90,794	1,453,326
Net losses and loss expenses	(767,091)	(220,968)	(988,059)	(139,549)	(1,127,608)
Acquisition costs	(118,521)	(79,839)	(198,360)	(9,193)	(207,553)
Operating expenses (1)	(158,134)	(40,179)	(198,313)	(2,352)	(200,665)

Underwriting profit (loss)	$(113,679)	$91,479	$(22,200)	$(60,300)	$(82,500)
Net investment income			190,886	80,349	271,235
Net results from structured products (2)	2,457	3,388	5,845	—	5,845
Net fee income and other (3)	(3,484)	1,120	(2,364)	41	(2,323)
Net realized gains (losses) on investments			(39,047)	(23,307)	(62,354)

Contribution from P&C and Life Operations			$133,120	$(3,217)	$129,903

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					(26,916)
Net income (loss) from investment fund affiliates and operating affiliates (4)					28,429
Exchange gains (losses)					39,425
Corporate operating expenses					(33,847)
Interest expense (5)					(35,885)
Non-controlling interests					(33,993)
Income tax					(24,718)

Net income (loss) attributable to XL Group plc					$42,398

Ratios – P&C operations: (6)
Loss and loss expense ratio	82.5%	51.1%	72.5%
Underwriting expense ratio	29.7%	27.7%	29.1%

Combined ratio	112.2%	78.8%	101.6%

(1)	Operating expenses exclude Corporate operating expenses, shown separately.
(2)	The net results from P&C structured products include net investment income and interest expense of $18.9 million and $13.0 million, respectively.
(3)

Net fee income and other includes operating expenses from the Company’s loss prevention consulting services business and expenses related to the cost of an endorsement facility with National Indemnity Company.

(4)	The Company records the income related to the alternative funds and to the private investment and operating fund affiliates on a one-month and three-month lag, respectively.
(5)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.
(6)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Segment Information

Nine Months Ended September 30, 2012 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Life Operations	Total

Gross premiums written	$3,806,351	$1,850,315	$5,656,666	$267,000	$5,923,666
Net premiums written	2,885,847	1,732,923	4,618,770	243,606	4,862,376
Net premiums earned	2,878,973	1,348,450	4,227,423	243,630	4,471,053
Net losses and loss expenses	(1,890,512)	(683,984)	(2,574,496)	(371,896)	(2,946,392)
Acquisition costs	(380,054)	(273,706)	(653,760)	(25,675)	(679,435)
Operating expenses (1)	(564,387)	(127,965)	(692,352)	(7,788)	(700,140)

Underwriting profit (loss)	$44,020	$262,795	$306,815	$(161,729)	$145,086
Net investment income			492,031	223,150	715,181
Net results from structured products (2)	14,953	(17,801)	(2,848)	—	(2,848)
Net fee income and other (3)	(3,276)	1,980	(1,296)	330	(966)
Net realized gains (losses) on investments			25,070	(22,153)	2,917

Contribution from P&C and Life Operations			$819,772	$39,598	$859,370

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					2,656
Net income (loss) from investment fund affiliates and operating affiliates (4)					80,286
Exchange gains (losses)					(13,432)
Corporate operating expenses					(151,925)
Interest expense (5)					(79,601)
Non-controlling interests					(75,855)
Income tax					(51,813)

Net income (loss) attributable to XL Group plc					$569,686

Ratios – P&C operations: (6)
Loss and loss expense ratio	65.7%	50.7%	60.9%
Underwriting expense ratio	32.8%	29.8%	31.8%

Combined ratio	98.5%	80.5%	92.7%

(1)	Operating expenses exclude Corporate operating expenses, shown separately.
(2)	The net results from P&C structured products include net investment income and interest expense of $52.2 million and $55.0 million, respectively.
(3)	Net fee income and other includes operating expenses from the Company’s loss prevention consulting services business.
(4)	The Company records the income related to the alternative funds and to the private investment and operating fund affiliates on a one-month and three-month lag, respectively.
(5)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.
(6)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Segment Information

Nine Months Ended September 30, 2011 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Life Operations	Total

Gross premiums written	$3,669,280	$1,968,444	$5,637,724	$298,504	$5,936,228
Net premiums written	2,684,938	1,628,109	4,313,047	272,635	4,585,682
Net premiums earned	2,713,430	1,226,923	3,940,353	272,695	4,213,048
Net losses and loss expenses	(2,163,786)	(856,722)	(3,020,508)	(410,196)	(3,430,704)
Acquisition costs	(340,048)	(244,813)	(584,861)	(26,281)	(611,142)
Operating expenses (1)	(488,837)	(129,362)	(618,199)	(7,241)	(625,440)

Underwriting profit (loss)	$(279,241)	$(3,974)	$(283,215)	$(171,023)	$(454,238)
Net investment income			570,504	239,382	809,886
Net results from structured products (2)	8,407	9,828	18,235	—	18,235
Net fee income and other (3)	(12,614)	2,505	(10,109)	178	(9,931)
Net realized gains (losses) on investments			(76,181)	(62,154)	(138,335)

Contribution from P&C and Life Operations			$219,234	$6,383	$225,617

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					(34,299)
Net income (loss) from investment fund affiliates and operating affiliates (4)					125,716
Exchange gains (losses)					38,409
Corporate operating expenses					(109,105)
Interest expense (5)					(119,383)
Non-controlling interests					(69,431)
Income tax					(16,747)

Net income (loss) attributable to XL Group plc					$40,777

Ratios – P&C operations: (6)
Loss and loss expense ratio	79.7%	69.8%	76.7%
Underwriting expense ratio	30.6%	30.5%	30.5%

Combined ratio	110.3%	100.3%	107.2%

(1)	Operating expenses exclude Corporate operating expenses, shown separately.
(2)	The net results from P&C structured products include net investment income and interest expense of $57.0 million and $38.8 million, respectively.
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

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Segment Information

          The following tables summarize the Company’s net premiums earned by line of business:

Three Months Ended September 30, 2012 (U.S. dollars in thousands)	Insurance	Reinsurance	Life Operations	Total

P&C Operations:
Casualty - professional lines	$345,722	$47,874	$—	$393,596
Casualty - other lines	181,265	81,798	—	263,063
Property catastrophe	—	113,167	—	113,167
Other property	140,858	170,856	—	311,714
Marine, energy, aviation and satellite	130,497	33,091	—	163,588
Other specialty lines (1)	185,622	—	—	185,622
Other (2)	1,659	36,144	—	37,803

Total P&C Operations	$985,623	$482,930	$—	$1,468,553

Life Operations:
Annuity	$—	$—	$31,960	$31,960
Other Life	—	—	47,527	47,527

Total Life Operations	$—	$—	$79,487	$79,487

Total	$985,623	$482,930	$79,487	$1,548,040

Three Months Ended September 30, 2011 (U.S. dollars in thousands)
P&C Operations:
Casualty - professional lines	$319,101	$51,945	$—	$371,046
Casualty - other lines	172,684	64,274	—	236,958
Property catastrophe	—	97,158	—	97,158
Other property	120,394	161,585	—	281,979
Marine, energy, aviation and satellite	138,290	32,162	—	170,452
Other specialty lines (1)	178,706	—	—	178,706
Other (2)	892	25,341	—	26,233

Total P&C Operations	$930,067	$432,465	$—	$1,362,532

Life Operations:
Annuity	$—	$—	$33,342	$33,342
Other Life	—	—	57,452	57,452

Total Life Operations	$—	$—	$90,794	$90,794

Total	$930,067	$432,465	$90,794	$1,453,326

(1)

Other specialty lines within the Insurance segment includes: environmental, programs, equine, warranty, fine art and specie, middle markets, political risk and trade credit, product recall, surety, inland marine and surplus lines.

(2)	Other includes whole account contracts, structured indemnity, internal reinsurance and other lines.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Segment Information

Nine Months Ended September 30, 2012 (U.S. dollars in thousands)	Insurance	Reinsurance	Life Operations	Total

P&C Operations:
Casualty - professional lines	$1,000,417	$156,082	$—	$1,156,499
Casualty - other lines	516,185	231,879	—	748,064
Property catastrophe	—	329,313	—	329,313
Other property	399,170	451,625	—	850,795
Marine, energy, aviation and satellite	394,578	104,462	—	499,040
Other specialty lines (1)	559,826	—	—	559,826
Other (2)	8,797	75,089	—	83,886

Total P&C Operations	$2,878,973	$1,348,450	$—	$4,227,423

Life Operations:
Annuity	$—	$—	$94,660	$94,660
Other Life	—	—	148,970	148,970

Total Life Operations	$—	$—	$243,630	$243,630

Total	$2,878,973	$1,348,450	$243,630	$4,471,053

Nine Months Ended September 30, 2011 (U.S. dollars in thousands)
P&C Operations:
Casualty - professional lines	$957,399	$157,576	$—	$1,114,975
Casualty - other lines	501,634	184,238	—	685,872
Property catastrophe	—	286,085	—	286,085
Other property	344,403	433,083	—	777,486
Marine, energy, aviation and satellite	392,183	101,026	—	493,209
Other specialty lines (1)	512,399	—	—	512,399
Other (2)	5,412	64,915	—	70,327

Total P&C Operations	$2,713,430	$1,226,923	$—	$3,940,353

Life Operations:
Annuity	$—	$—	$100,232	$100,232
Other Life	—	—	172,463	172,463

Total Life Operations	$—	$—	$272,695	$272,695

Total	$2,713,430	$1,226,923	$272,695	$4,213,048

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

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Investments

(a) Fixed Maturities, Short-Term Investments and Equity Securities

          Amortized Cost and Fair Value Summary

          The cost (amortized cost for fixed maturities and short-term investments), fair value, gross unrealized gains and gross unrealized (losses), including, other-than-temporary impairments (“OTTI”) recorded in accumulated other comprehensive income (“AOCI”) of the Company’s available for sale (“AFS”) and held to maturity (“HTM”) investments at September 30, 2012 and December 31, 2011 were as follows:

		Included in AOCI

			Gross Unrealized Losses

September 30, 2012 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Related to Changes in Estimated Fair Value	Non-credit Related OTTI	Fair Value

Fixed maturities - AFS
U.S. Government and Government-Related/Supported (1)	$1,996,119	$142,683	$(3,434)	$—	$2,135,368
Corporate (2) (3) (4)	9,392,587	738,040	(109,187)	(14,303)	10,007,137
RMBS – Agency	5,126,903	252,738	(2,738)	—	5,376,903
RMBS – Non-Agency	705,785	38,297	(2,716)	(105,041)	636,325
CMBS	963,365	75,031	(1,123)	(2,864)	1,034,409
CDO	791,737	9,735	(114,017)	(4,889)	682,566
Other asset-backed securities (2)	1,421,005	57,025	(12,573)	(6,913)	1,458,544
U.S. States and political subdivisions of the States	1,665,392	156,366	(1,653)	—	1,820,105
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (1)	4,087,627	196,732	(9,423)	—	4,274,936

Total fixed maturities - AFS	$26,150,520	$1,666,647	$(256,864)	$(134,010)	$27,426,293
Total short-term investments (1)	$323,039	$1,124	$(458)	$—	$323,705
Total equity securities	$554,962	$16,218	$(5,253)	$—	$565,927

Total investments - AFS	$27,028,521	$1,683,989	$(262,575)	$(134,010)	$28,315,925

Fixed maturities - HTM
U.S. Government and Government-Related/Supported (1)	$10,845	$1,859	$—	$—	$12,704
Corporate (2)	1,430,220	192,803	(2,932)	—	1,620,091
RMBS – Non-Agency	83,896	9,582	—	—	93,478
CMBS	12,917	2,109	—	—	15,026
Other asset-backed securities (2)	224,508	29,218	(295)	—	253,431
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (1)	1,043,410	187,562	(2,802)	—	1,228,170

Total investments - HTM	$2,805,796	$423,133	$(6,029)	$—	$3,222,900

(1)

U.S. Government and Government-Related/Supported, Non-U.S. Sovereign Government, Provincials, Supranationals and Government-Related/Supported and Total short-term investments includes government-related securities with an amortized cost of $2,182.5 million and fair value of $2,258.6 million and U.S. Agencies with an amortized cost of $453.8 million and fair value of $499.5 million.

(2)

At September 30, 2012, Covered Bonds within Fixed maturities – AFS with an amortized cost of $561.5 million and a fair value of $599.9 million and Covered Bonds within Fixed maturities – HTM with an amortized cost of $8.4 million and a fair value of $8.3 million have been included within Other asset-backed securities to align the Company’s classification to market indices. Covered Bonds were included in Corporate prior to January 1, 2012.

(3)

Included within Corporate are certain medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes have a fair value of $192.3 million and an amortized cost of $199.8 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(4)

Included within Corporate are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments, which are senior to the common and preferred equities of the financial institutions. These securities have a fair value of $348.8 million and an amortized cost of $402.1 million at September 30, 2012.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Investments

		Included in AOCI

			Gross Unrealized Losses

December 31, 2011 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Related to Changes in Estimated Fair Value	Non-credit Related OTTI	Fair Value

Fixed maturities - AFS
U.S. Government and Government-Related/Supported (1)	$1,864,354	$130,874	$(4,245)	$—	$1,990,983
Corporate (2) (3) (4)	9,866,677	527,192	(233,581)	(51,666)	10,108,622
RMBS – Agency	5,189,473	193,782	(3,849)	—	5,379,406
RMBS – Non-Agency	851,557	19,667	(112,867)	(116,542)	641,815
CMBS	927,684	56,704	(2,405)	(7,148)	974,835
CDO	843,553	6,624	(186,578)	(4,997)	658,602
Other asset-backed securities (2)	1,341,309	30,731	(25,486)	(6,305)	1,340,249
U.S. States and political subdivisions of the States	1,698,573	101,025	(2,220)	—	1,797,378
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (1)	3,188,535	127,439	(17,839)	—	3,298,135

Total fixed maturities - AFS	$25,771,715	$1,194,038	$(589,070)	$(186,658)	$26,190,025
Total short-term investments (1)	$359,378	$519	$(834)	$—	$359,063
Total equity securities	$480,685	$27,947	$(40,435)	$—	$468,197

Total investments - AFS	$26,611,778	$1,222,504	$(630,339)	$(186,658)	$27,017,285

Fixed maturities - HTM
U.S. Government and Government-Related/Supported (2)	$10,399	$1,510	$—	$—	$11,909
Corporate (2)	1,290,209	91,313	(14,433)	—	1,367,089
RMBS – Non-Agency	80,955	6,520	(32)	—	87,443
Other asset-backed securities (2)	288,741	20,875	(320)	—	309,296
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (1)	998,674	127,227	(5,950)	—	1,119,951

Total investments - HTM	$2,668,978	$247,445	$(20,735)	$—	$2,895,688

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

          At September 30, 2012 and December 31, 2011, approximately 2.7% and 2.4%, respectively, of the Company’s fixed income investment portfolio at fair value was invested in securities that were below investment grade or not rated. Approximately 36.2% and 31.4% of the gross unrealized losses in the Company’s fixed income securities portfolio at September 30, 2012 and December 31, 2011, respectively, related to securities that were below investment grade or not rated.

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

          During 2009 and 2010, the Company elected to hold certain fixed income securities to maturity. Consistent with this intention, the Company reclassified these securities from AFS to HTM in the consolidated financial statements. As a result of this classification, these fixed income securities are reflected in the HTM portfolio and recorded at amortized cost in the consolidated balance sheets and not fair value. Additional subsequent securities purchased that have already been designated as HTM are included as part of the HTM portfolio. The HTM portfolio is comprised of long duration Euro and U.K. sterling securities. The Company believes this HTM strategy is achievable due to the relatively stable and predictable cash flows of the Company’s long-term liabilities within its Life operations, along with its ability to substitute other assets at a future date in the event that liquidity was required due to changes in expected cash flows or other transactions entered into related to the long-term liabilities supported by the HTM portfolio. At September 30, 2012, 96.5% of the HTM securities were rated A or higher. The unrealized appreciation at the dates of these reclassifications continues to be reported as a separate component of shareholders’ equity and is being amortized over the remaining lives of the securities as an adjustment to yield in a manner consistent with the amortization of any premium or discount. At the time of the reclassifications, the unrealized U.S. dollar equivalent appreciation related to securities reclassified was $131.5 million in total, with $107.0 million and $108.4 million unamortized at September 30, 2012 and December 31, 2011, respectively.

          Covered Bonds were included within Corporate securities prior to January 1, 2012. They are now classified as Other asset-backed securities to align the Company’s classification to market indices. At December 31, 2011, Covered Bonds with a fair value of $353.9 million have been reclassified from Corporate to Other asset-backed securities to conform to current period presentation.

          Contractual Maturities Summary

          The contractual maturities of AFS and HTM fixed income securities at September 30, 2012 and December 31, 2011 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Investments

	September 30,2012 (1)		December 31, 2011 (1)

(U.S. dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Fixed maturities - AFS
Due less than one year	$2,165,727	$2,176,654	$2,004,395	$2,020,361
Due after 1 through 5 years	8,413,665	8,787,679	7,736,717	7,909,354
Due after 5 through 10 years	4,252,492	4,609,302	3,619,141	3,777,073
Due after 10 years	2,309,841	2,663,911	3,257,886	3,488,330

	$17,141,725	$18,237,546	$16,618,139	$17,195,118
RMBS – Agency	5,126,903	5,376,903	5,189,473	5,379,406
RMBS – Non-Agency	705,785	636,325	851,557	641,815
CMBS	963,365	1,034,409	927,684	974,835
CDO	791,737	682,566	843,553	658,602
Other asset-backed securities	1,421,005	1,458,544	1,341,309	1,340,249

Total mortgage and asset-backed securities	$9,008,795	$9,188,747	$9,153,576	$8,994,907

Total fixed maturities - AFS	$26,150,520	$27,426,293	$25,771,715	$26,190,025

Fixed maturities - HTM
Due less than one year	$25,392	$25,615	$11,796	$11,768
Due after 1 through 5 years	171,077	180,080	122,091	123,871
Due after 5 through 10 years	407,520	447,813	393,865	402,424
Due after 10 years	1,880,486	2,207,457	1,771,530	1,960,886

	$2,484,475	$2,860,965	$2,299,282	$2,498,949
RMBS – Non-Agency	83,896	93,478	80,955	87,443
CMBS	12,917	15,026	—	—
Other asset-backed securities	224,508	253,431	288,741	309,296

Total mortgage and asset-backed securities	$321,321	$361,935	$369,696	$396,739

Total fixed maturities - HTM	$2,805,796	$3,222,900	$2,668,978	$2,895,688

(1)

Included in the table above are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments, which are senior to the common and preferred equities of the financial institutions, at their fair value of $348.8 million and $386.1 million at September 30, 2012 and December 31, 2011, respectively. These securities are reflected in the table based on their call date and have net unrealized losses of $53.3 million and $108.8 million at September 30, 2012 and December 31, 2011, respectively.

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

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Investments

          Factors considered for all securities on a quarterly basis in determining that a gross unrealized loss is not other-than-temporarily impaired include management’s consideration of current and near term liquidity needs and other available sources of funds, an evaluation of the factors and time necessary for recovery and an assessment of whether the Company has the intention to sell or considers it more likely than not that it will be forced to sell a security.

          Pledged Assets

          Certain of the Company’s invested assets are held in trust and pledged in support of insurance and reinsurance liabilities as well as credit facilities. Such pledges are largely required by the Company’s operating subsidiaries that are “non-admitted” under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. Also, certain deposit liabilities and annuity contracts require the use of pledged assets. At September 30, 2012 and December 31, 2011, the Company had $17.5 billion and $17.2 billion in pledged assets, respectively.

(b) Gross Unrealized Losses

          The following is an analysis of how long the AFS and HTM securities at September 30, 2012 and December 31, 2011 had been in a continual unrealized loss position:

	Less than 12 months		Equal to or greater than 12 months

September 30, 2012 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Fixed maturities and short-term investments - AFS
U.S. Government and Government-Related/Supported	$248,665	$(2,246)	$25,692	$(1,478)
Corporate (1) (2) (3)	178,324	(4,239)	821,415	(119,408)
RMBS – Agency	145,444	(1,698)	14,888	(1,040)
RMBS – Non-Agency	10,119	(200)	466,064	(107,557)
CMBS	90,884	(485)	24,571	(3,502)
CDO	13,919	(2,242)	655,280	(116,664)
Other asset-backed securities (3)	64,400	(192)	105,520	(19,294)
U.S. States and political subdivisions of the States	13,136	(137)	13,788	(1,516)
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	281,234	(1,146)	191,321	(8,288)

Total fixed maturities and short-term investments - AFS	$1,046,125	$(12,585)	$2,318,539	$(378,747)

Total equity securities (4)	$272,543	$(5,253)	$—	$—

Fixed maturities -HTM
Corporate (3)	$890	$(31)	$41,547	$(2,901)
Other asset-backed securities (3)	1,236	(151)	8,273	(144)
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	—	9,483	(2,802)

Total fixed maturities - HTM	$2,126	$(182)	$59,303	$(5,847)

(1)

Included within Corporate are certain medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes, which are in a gross unrealized loss position, have a fair value of $192.3 million and an amortized cost of $199.8 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(2)

Included within Corporate are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments, which are senior to the common and preferred equities of the financial institutions. These securities, which are in a gross unrealized loss position, have a fair value of $348.8 million and an amortized cost of $402.1 million at September 30, 2012.

(3)

Covered Bonds within Fixed maturities and short-term investments – AFS with a fair value of $599.9 million and Covered Bonds within Fixed Maturities – HTM with a fair value of $8.3 million have been included within Other asset-backed securities to align the Company’s classification to market indices. Covered Bonds were included in Corporate prior to January 1, 2012.

(4)	Included within equity securities are investments in fixed income funds with a fair value of $99.3 million and an amortized cost of $100.0 million at September 30, 2012.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Investments

	Less than 12 months		Equal to or greater than 12 months

December 31, 2011 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Fixed maturities and short-term investments - AFS
U.S. Government and Government-Related/Supported	$289,260	$(332)	$43,622	$(3,984)
Corporate (1) (2) (3)	1,078,664	(42,151)	1,185,535	(243,683)
RMBS – Agency	310,318	(849)	36,960	(3,000)
RMBS – Non-Agency	106,294	(31,714)	449,138	(197,695)
CMBS	69,109	(2,716)	39,444	(6,837)
CDO	3,357	(2,261)	636,362	(189,456)
Other asset-backed securities (3)	227,098	(3,324)	161,312	(28,467)
U.S. States and political subdivisions of the States	25,309	(199)	27,646	(2,021)
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	265,766	(4,707)	202,890	(13,166)

Total fixed maturities and short-term investments - AFS	$2,375,175	$(88,253)	$2,782,909	$(688,309)

Total equity securities (4)	$361,585	$(40,435)	$—	$—

Fixed maturities -HTM
Corporate (3)	$147,836	$(7,770)	$62,343	$(6,663)
RMBS – Non-Agency	9,372	(32)	—	—
Other asset-backed securities (3)	7,743	(314)	1,106	(6)
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	79,242	(1,206)	18,330	(4,744)

Total fixed maturities - HTM	$244,193	$(9,322)	$81,779	$(11,413)

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

(3)

Covered Bonds within Fixed maturities and short-term investments – AFS with a fair value of $353.9 million and Covered Bonds within Fixed Maturities – HTM with a fair value of $7.7 million have been included within Other asset-backed securities to align the Company’s classification to market indices and to conform to current period presentation. Covered Bonds were included in Corporate prior to January 1, 2012.

(4)	Included within equity securities are investments in fixed income funds with a fair value of $91.6 million and an amortized cost of $100.0 million at December 31, 2011.

          The Company had gross unrealized losses totaling $396.6 million on 1,072 securities out of a total of 7,215 held at September 30, 2012 in its AFS portfolio and $6.0 million on 9 securities out of a total of 207 held in its HTM portfolio, which it considers to be temporarily impaired or with respect to which reflects non-credit losses on OTTI. Individual security positions comprising this balance have been evaluated by management to determine the severity of these impairments and whether they should be considered other-than-temporary. Management believes it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost.

          Management, in its assessment of whether securities in a gross unrealized loss position are temporarily impaired, as described above, considers the significance of the impairments. At September 30, 2012, the Company had structured credit securities with gross unrealized losses of $37.0 million, which had a fair value of $12.0 million, and a cumulative fair value decline of greater than 50% of amortized cost. All of these securities are mortgage and asset-backed securities. These greater than 50% impaired securities include gross unrealized losses of $21.6 million on non-Agency RMBS, $14.8 million on Core CDOs and $0.6 million of CMBS holdings.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Investments

(c) Net Realized Gains (Losses)

          The following represents an analysis of net realized gains (losses) on investments:

Net Realized Gains (Losses) on Investments	Three Months Ended September 30,		Nine Months Ended September 30,

(U.S. dollars in thousands)	2012	2011	2012	2011

Gross realized gains	$33,136	$55,625	$153,757	$143,804
Gross realized losses on investments sold	(26,000)	(51,164)	(89,053)	(150,703)
OTTI on investments, net of amounts transferred to other comprehensive income	(12,629)	(66,815)	(61,787)	(131,436)

Net realized gains (losses) on investments	$(5,493)	$(62,354)	$2,917	$(138,335)

          The significant components of the net impairment charges of $12.6 million for the three months ended September 30, 2012 were:

▪

$5.6 million for structured securities where the Company determined that the likely recovery on these securities was below the carrying value and, accordingly, recorded an impairment of the securities to the discounted value of the cash flows expected to be received on these securities.

▪

$2.2 million related to medium term notes backed primarily by European investment grade credit. On certain notes, management concluded that expected future returns on the underlying assets were not sufficient to support the previously reported amortized cost.

▪	$2.7 million related to private investments.

          The following table sets forth the amount of credit loss impairments on fixed income securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Credit Loss Impairments	Three Months Ended September 30,		Nine Months Ended September 30,

(U.S. dollars in thousands)	2012	2011	2012	2011

Opening balance	$299,720	$315,844	$333,379	$426,372
Credit loss impairment recognized in the current period on securities not previously impaired	2,805	10,478	8,683	26,384
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(33,114)	(14,611)	(87,092)	(173,056)
Credit loss impairments previously recognized on securities impaired to fair value during the period	—	—	(12,891)	—
Additional credit loss impairments recognized in the current period on securities previously impaired	4,834	35,574	41,716	74,372
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(2,773)	(4,010)	(12,323)	(10,797)

Balance at September 30,	$271,472	$343,275	$271,472	$343,275

During the three months ended September 30, 2012 and 2011, the $33.1 million and $14.6 million, respectively, of credit loss impairments previously recognized on securities that matured, or were paid down, prepaid or sold, includes $11.6 million and $7.5 million, respectively, of non-Agency RMBS.

During the nine months ended September 30, 2012 and 2011, the $87.1 million and $173.1 million, respectively, of credit loss impairments previously recognized on securities that matured, or were paid down, prepaid or sold, includes $38.3 million and $114.9 million, respectively, of non-Agency RMBS.

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

          The following table shows a summary of the structured project finance loans at September 30, 2012 and December 31, 2011:

Project Finance Loans (U.S. dollars in thousands)	September 30, 2012	December 31, 2011

Aggregate loan value	$36,960	$49,650
Aggregate loan net carrying value	$31,377	$40,483

Opening allowance for loan losses	$(9,167)	$(9,167)
Amounts charged off during the period	3,584	—

Closing allowance for loan losses	$(5,583)	$(9,167)

Number of individual loan participations	4	6
Number of individual loan participations relating to the allowance for loan losses	1	2
Weighted average contractual term to maturity	0.9 years	2.1 years
Weighted average credit rating	BB	BB-
Range of individual credit ratings	BB+ to BB-	BB+ to CCC

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

          During the nine months ended September 30, 2012 and the year ended December 31, 2011, management conducted separate reviews of each loan participation and determined loss allowance estimates, as shown in the table above, using a recovery value concept. Management considers recovery value to be the percentage of all future contractual interest and principal that the Company expects to receive from the borrower through any combination of regular debt service, other payments, salvage and recovery. The allowances for loan losses are made when it is probable that a loss will be incurred based upon current information received from the borrower.

          Investment Fund Consolidation

          During May 2012, the Company invested $25.0 million to obtain an approximately 94% interest in Five Oaks Investment Corp. (“Five Oaks”), a newly formed private investment company. Five Oaks is a mortgage real estate investment trust that follows an investment strategy balancing a leveraged portfolio of Agency RMBS with an unlevered or moderately levered portfolio of non-Agency RMBS. Five Oaks enters into repurchase agreements to acquire investment leverage up to a maximum of $79.5 million. At September 30, 2012, the Company has consolidated Five Oaks resulting in the recording within its balance sheet of: RMBS securities at their fair value of $103.3 million (amortized cost: $95.4 million) within Fixed maturities, $6.8 million of Cash and cash equivalents, $76.8 million of liabilities related to obligations under repurchase agreements within Other liabilities, and $1.9 million of Non-controlling interest in equity of consolidated subsidiaries. $91.1 million of securities held by Five Oaks and consolidated by XL are pledged as collateral under the repurchase agreements. The repurchase agreements do not provide the counterparties any recourse to assets of XL aside from its investment in Five Oaks. Amounts recorded within the Company’s consolidated statement of income related to Five Oaks were immaterial during the three and nine months ended September 30, 2012. In addition, the Company has purchased an equity interest in Oak Circle Capital Partners (“Oak Circle”), the investment management company that provides portfolio management and other administrative services to Five Oaks. XL’s investment in Oak Circle has been accounted for using the equity method consistent with other investment manager affiliate positions held by the Company.

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

          The following table summarizes information about the location and gross amounts of derivative fair values contained in the consolidated balance sheet at September 30, 2012 and December 31, 2011:

	September 30, 2012				December 31, 2011

(U.S. dollars in thousands)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)

Derivatives designed as hedging instruments:
Interest rate contracts (2)	$—	$—	$—	$—	$156,271	$109,761	$—	$—
Foreign exchange contracts	532,583	8,173	2,237,428	(78,246)	2,033,428	25,387	457,892	(4,518)

Total derivatives designed as hedging instruments	$532,583	$8,173	$2,237,428	$(78,246)	$2,189,699	$135,148	$457,892	$(4,518)

Derivatives not designed as hedging instruments:
Investment Related Derivatives:
Interest rate exposure	$83,265	$2,402	$26,878	$(292)	$70,978	$1,946	$55,033	$(43)
Foreign exchange exposure	77,366	484	19,902	(710)	232,422	3,759	384,592	(11,737)
Credit exposure	62,000	906	397,574	(15,627)	172,500	5,271	449,513	(13,986)
Financial market exposure	72,707	787	17,528	(191)	23,874	615	14,321	—
Financial Operations Derivatives: (3) Credit exposure (2)	—	—	58,149	(3,626)	—	—	81,678	(10,288)
Other Non-Investment Derivatives:
Guaranteed minimum income benefit contract	—	—	67,528	(20,519)	—	—	78,777	(22,490)
Modified coinsurance funds withheld contract	77,023	—	—	—	77,200	—	—	—

Total derivatives not designed as hedging instruments	$372,361	$4,579	$587,559	$(40,965)	$576,974	$11,591	$1,063,914	$(58,544)

(1)

Derivative instruments in an asset or liability position are included within Other assets or Other liabilities, respectively, in the balance sheet on a net basis where the Company has both a legal right of offset and the intentions to settle the contracts on a net basis.

(2)

At September 30, 2012 the Company paid net cash collateral related to these derivative positions of $41.5 million. The assets related to the net collateral paid have been recorded as Other assets within the balance sheet. At December 31, 2011, the Company held net cash collateral of $77.1 million. The collateral balance is included within Cash and cash equivalents and the corresponding liability to return the collateral has been offset against the derivative asset within the balance sheet as appropriate under the netting agreement.

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

          The Company may hedge portions of its liabilities against changes in the applicable designated benchmark interest rate. Interest rate swaps are also used to hedge the changes in fair value of certain fixed rate liabilities and fixed income securities due to changes in the designated benchmark interest rate. In addition, the Company utilizes foreign exchange contracts to hedge the fair value of certain fixed income securities as well as to hedge certain net investments in foreign operations.

          The following table provides the total impact on earnings relating to derivative instruments formally designated as fair value hedges along with the impacts of the related hedged items for the three and nine months ended September 30, 2012 and 2011:

	Hedged Items - Amount of Gain/(Loss) Recognized in Income Attributable to Risk

	Gain/(Loss) Recognized in Income on Derivative	Deposit Liabilities	Fixed Maturity Investments	Ineffective Portion of Hedging Relationship - Gain/(Loss)

Derivatives Designated as Fair Value Hedges:
Three Months Ended September 30, 2012 (U.S. dollars in thousands)

Interest rate exposure	$—
Foreign exchange exposure	(22,323)

Total	$(22,323)	$—	$22,126	$(197)

Three Months Ended September 30, 2011
(U.S. dollars in thousands)
Interest rate exposure	$20,514
Foreign exchange exposure	18,219

Total	$38,733	$(21,659)	$(18,116)	$(1,042)

Nine Months Ended September 30, 2012
(U.S. dollars in thousands)
Interest rate exposure	$1,813
Foreign exchange exposure	(30,126)

Total	$(28,313)	$(6,182)	$29,665	$(4,830)

Nine Months Ended September 30, 2011
(U.S. dollars in thousands)
Interest rate exposure	$25,366
Foreign exchange exposure	(3,084)

Total	$22,282	$(25,950)	$2,890	$(778)

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

          The periodic coupon settlements also resulted in decreases to Interest expense of nil and $4.9 million for the three and nine months ended September 30, 2012, respectively, and decreases to Interest expense of $2.6 million and $7.7 million for the three and nine months ended September 30, 2011, respectively.

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

          In July 2012, the Company settled two interest rate contracts designated as fair value hedges of certain of the Company’s deposit liability contracts. At settlement, the cumulative increase recorded to the carrying value of the hedged deposit liability contracts was $83.7 million. This amount will be amortized, through interest expense, over the remaining terms of the deposit liability contracts. At settlement, the weighted average term remaining to maturity for these contracts was 16.1 years.

          A summary of the fair value hedges that have been settled and their results during the nine months ended September 30, 2012 and 2011 is shown below:

Settlement of Fair Value Hedges - Summary	Fair Value Hedges - Notes Payable and Debt September 30,		Fair Value Hedges - Deposit Liabilities September 30,

(U.S. dollars in thousands, except years)	2012	2011	2012	2011

Cumulative reduction to interest expense	$13,973	$9,173	$17,060	$7,511
Remaining balance	$7,651	$12,451	$216,135	$141,974
Weighted average years remaining to maturity	2.0	2.8	25.9	34.3

(b) Derivative Instruments Designated as Hedges of the Net Investment in a Foreign Operation

          The Company utilizes foreign exchange contracts to hedge the fair value of certain net investments in foreign operations. During the nine months ended September 30, 2012 and 2011, the Company entered into foreign exchange contracts that were formally designated as hedges of investments in foreign subsidiaries, the majority of which have functional currencies of either U.K. sterling or the Euro. There was no ineffectiveness in these transactions.

          The following table provides the weighted average U.S. dollar equivalent of foreign denominated net assets that were hedged and the resultant gain (loss) that was recorded in the cumulative translation adjustment account within AOCI for the three and nine months ended September 30, 2012 and 2011.

Derivative Instruments Designated as Hedges of the Net Investment in a Foreign Operation - Summary	Three Months Ended September 30,		Nine Months Ended September 30,

(U.S. dollars in thousands)	2012	2011	2012	2011

Weighted average of U.S. dollar equivalent of foreign denominated net assets	$1,920,421	$1,972,176	$1,892,964	$1,686,045
Derivative gains (losses) (1)	$(40,784)	$75,083	$(21,879)	$5,876

(1)

Derivative gains (losses) from derivative instruments designated as hedges of the net investment in a foreign operation are recorded in the cumulative translation adjustment account within AOCI for each period.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Derivative Instruments

(c) Derivative Instruments Not Formally Designated As Hedging Instruments

          The following table provides the total impact on earnings relating to derivative instruments not formally designated as hedging instruments under authoritative accounting guidance and from the ineffective portion of fair value hedges. The impacts are all recorded through Net realized and unrealized gains (losses) on derivatives in the income statement for the three and nine months ended September 30, 2012 and 2011:

Net Realized and Unrealized Gains (Losses) on Derivative Instruments	Three Months Ended September 30,		Nine Months Ended September 30,

(U.S. dollars in thousands)	2012	2011	2012	2011

Investment Related Derivatives:
Interest rate exposure	$243	$2,559	$860	$(1,720)
Foreign exchange exposure	1,218	(23,214)	1,547	(5,763)
Credit exposure	(2,281)	5,207	343	(8,452)
Financial market exposure	2,337	(7,304)	312	(6,339)
Financial Operations Derivatives:
Credit exposure	—	25	143	331
Other Non-Investment Derivatives:
Contingent credit facility	—	(2,075)	—	(6,158)
Guaranteed minimum income benefit contract	885	(2,038)	1,971	(860)
Modified coinsurance funds withheld contract	4,049	966	2,310	(4,560)

Total derivatives not designated as hedging instruments	$6,451	$(25,874)	$7,486	$(33,521)
Amount of gain (loss) recognized in income from ineffective portion of fair value hedges	(197)	(1,042)	(4,830)	(778)

Net realized and unrealized gains (losses) on derivative instruments	$6,254	$(26,916)	$2,656	$(34,299)

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

(d)(ii) Financial Operations Derivatives – Credit Exposure

          At September 30, 2012 and December 31, 2011, the Company held two credit derivative exposures that were written as part of the Company’s previous financial lines business and are outside of the Company’s investment portfolio: one is a European project finance loan participation; the other provides credit protection on the senior tranches of a structured finance transaction. An aggregate summary of these credit derivative exposures at September 30, 2012 and December 31, 2011 is as follows:

Financial Operations Derivatives - Credit Exposure Summary: (U.S. dollars in thousands, except term to maturity)	September 30, 2012	December 31, 2011

Principal outstanding	$55,484	$78,425
Interest outstanding	2,665	3,253

Aggregate outstanding exposure	$58,149	$81,678

Total liability recorded	$3,626	$10,288
Weighted average contractual term to maturity	4.5 years	5.0 years
Underlying obligations credit rating	BBB-	BB

          The European project finance loan participation benefits from an 80% deficiency guarantee from the German state and federal governments. The credit protection related to the structured finance transaction is a credit default swap that was executed in 2000. The underlying collateral is predominantly securitized pools of leveraged loans and bonds. Management continues to monitor the underlying performance.

          At September 30, 2012 and December 31, 2011, there were no reported events of default on these obligations. Credit derivatives are recorded at fair value based upon prices received from the investment bank counterparties and corroborated by using models developed by the Company. Although the Company does not have access to the specific unobservable inputs that may have been used in the value provided by the counterparties, it expects that the significant inputs considered would include changes in interest rates, future default rates, credit spreads, changes in credit quality, future expected recovery rates and other market factors. The change resulting from movements in credit and credit quality spreads is unrealized as the credit derivatives are not traded to realize this resultant value.

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

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Derivative Instruments

(e) Contingent Credit Features

          Certain derivatives agreements entered into by the Company or its subsidiaries contain rating downgrade provisions that permit early termination of the agreement by the counterparty if collateral is not posted following failure to maintain certain credit ratings from one or more of the principal credit rating agencies. If the Company were required to early terminate such agreements due to a rating downgrade, it could potentially be in a net liability position at the time of settlement. The aggregate fair value of all derivatives agreements containing such rating downgrade provisions that were in a liability position and the collateral posted under any of these agreements as of September 30, 2012 and December 31, 2011 were as follows:

Contingent Credit Features - Summary: (U.S. dollars in thousands)	September 30, 2012	December 31, 2011

Aggregate fair value of derivative agreements with downgrade provisions in a net liability position	$10,152	$15,763
Collateral posted to counterparty	$—	$809

7. Share Capital

(a) Authorized and Issued

          Ordinary Share Buybacks

          On February 27, 2012, the Company announced that its Board of Directors approved a share buyback program, authorizing the Company to purchase up to $750 million of its ordinary shares. This authorization replaced the approximately $190 million remaining under the share buyback program that was authorized in November 2010 as described in further detail in Item 8, Note 18, “Share Capital,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. During the three months ended September 30, 2012, the Company purchased and canceled 5.3 million ordinary shares under the program for $125.0 million. During the nine months ended September 30, 2012, the Company purchased and canceled 16.2 million ordinary shares under the program for $350.0 million. All share buybacks were carried out by way of redemption in accordance with Irish law and the Company’s constitutional documents. All shares so redeemed were canceled upon redemption. At September 30, 2012, $400.0 million remained available for purchase under the program.

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

          During the nine months ended September 30, 2012, the Company granted approximately 1.2 million stock options with a weighted-average grant date fair value of $7.65 per option. The fair value of the options issued was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

Dividend yield	1.90%
Risk free interest rate	1.15%
Volatility	46.0%
Expected lives	6.0	years

          During the nine months ended September 30, 2012, the Company granted approximately 0.3 million restricted stock awards to certain employees and directors of the Company and its subsidiaries with an aggregate grant date fair value of approximately $6.8 million. The award recipients generally have the rights and privileges of a shareholder as to the restricted stock, including the right to receive dividends and the right to vote such restricted stock. The recipients are not entitled to receive delivery of a stock certificate prior to vesting nor may any restricted stock be sold, transferred, pledged, or otherwise disposed of prior to the satisfaction of all vesting requirements.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. Share Capital

          During the nine months ended September 30, 2012, the Company granted approximately 1.3 million restricted stock units to certain employees of the Company and its subsidiaries with an aggregate grant date fair value of approximately $26.6 million. Each restricted stock unit represents the Company’s obligation to deliver to the holder one ordinary share upon satisfaction of the three year vesting term. Restricted stock units are granted at the closing market price on the day of grant and entitle the holder to receive dividends declared and paid in the form of additional ordinary shares contingent upon vesting.

          During the nine months ended September 30, 2012, the Company granted approximately 1.5 million performance units (representing a potential maximum share payout of approximately 3.0 million ordinary shares) to certain employees with an aggregate grant date fair value of approximately $29.5 million. The performance units vest after three years, subject to the achievement of stated performance metrics, and entitle the holder to ordinary shares of the Company. There are no dividend rights associated with the performance units. Each grant of performance units has a target number of shares, with final payouts ranging from 0% to 200% of the grant amount depending upon a combination of corporate and business segment performance along with each employee’s continued service through the vest date. Performance targets are based on relative and absolute financial performance metrics.

8. Notes Payable and Debt and Financing Arrangements

(a) Notes Payable and Debt

          All outstanding debt of the Company at September 30, 2012 and December 31, 2011 was issued by XLIT Ltd. (“XL-Cayman”) except for the $600 million par value 6.5% Guaranteed Senior Notes (the “XLCFE Notes”), which were issued by XL Capital Finance (Europe) plc (“XLCFE”) and were repaid at maturity on January 15, 2012. Both XL-Cayman and XLCFE are 100% owned subsidiaries of XL Group plc. The XLCFE Notes were fully and unconditionally guaranteed by XL Company Switzerland GmbH. XL-Cayman’s outstanding debt is fully and unconditionally guaranteed by XL Group plc. The Company’s ability to obtain funds from its subsidiaries to satisfy any of its obligations under guarantees is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the Company operates, including, among others, Bermuda, the United States, Ireland, Switzerland and the U.K. Aggregated required statutory capital and surplus for the principal operating subsidiaries of the Company was $6.7 billion at December 31, 2011.

          The Company was in compliance with all covenants by significant margins at September 30, 2012, and the Company currently remains in compliance.

(b) Letter of Credit Facilities and Other Sources of Collateral

          The Company has several letter of credit facilities provided on a syndicated and bilateral basis from commercial banks. These facilities are utilized primarily to support non-admitted insurance and reinsurance operations in the U.S. and capital requirements at Lloyd’s. The Company’s letter of credit facilities and revolving credit facilities at September 30, 2012 and December 31, 2011 were as follows:

Letter of Credit Summary: (U.S. dollars in thousands except percentages)	September 30, 2012 (1)	December 31, 2011 (1)

Revolving credit facility (2)	$1,000,000	$1,000,000
Available letter of credit facilities - commitments (3)	$4,000,000	$4,000,000
Available letter of credit facilities - in use	$1,790,505	$1,871,192
Collateralized by certain assets of the Company’s investment portfolio	93.5%	93.8%

(1)	At September 30, 2012 and December 31, 2011, there were five available letter of credit facilities.
(2)	At September 30, 2012 and December 31, 2011, the revolving credit facility was unutilized.
(3)

The Company has the option to increase the size of the March 2011 Credit Agreement by an additional $500 million and the size of the facilities under the December 2011 Credit Agreements by an additional $500 million across both such facilities.

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. Related Party Transactions

          At September 30, 2012, the Company owned minority stakes in four independent investment management companies (“Investment Manager Affiliates”) that are actively managing client capital and seeking growth opportunities. The Company seeks to develop relationships with specialty investment management organizations, generally acquiring an equity interest in the business. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates and through these funds and partnerships pays management and performance fees to the Company’s Investment Manager Affiliates.

          In the normal course of business, the Company enters into certain quota share reinsurance contracts with a subsidiary of one of its other strategic affiliates, ARX Holding Corporation. During the three and nine months ended September 30, 2012 and 2011, these contracts resulted in reported net premiums written, net reported claims and reported acquisition costs as summarized below. Management believes that these transactions are conducted at market rates consistent with negotiated arms-length contracts.

ARX Holding Corporation (U.S. dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

Reported net premiums written	$27,480	$22,854	$53,676	$45,626
Net losses incurred	10,730	11,318	26,553	24,580
Reported acquisition costs	8,945	6,743	21,558	17,810

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

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent

	Three Months Ended		Nine Months Ended
(U.S. dollars in thousands, except per share amounts)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Basic earnings per ordinary share & ordinary share equivalents outstanding:
Net income (loss) attributable to ordinary shareholders	$171,902	$42,398	$569,686	$40,777
Weighted average ordinary shares outstanding - basic	304,199	311,714	309,675	310,793

Basic earnings per ordinary share & ordinary share equivalents outstanding	$0.57	$0.14	$1.84	$0.13

Diluted earnings per ordinary share & ordinary share equivalents outstanding:
Net income (loss) attributable to ordinary shareholders	$171,902	$42,398	$569,686	$40,777
Weighted average ordinary shares outstanding - basic	304,199	311,714	309,675	310,793
Impact of share based compensation and certain conversion features	3,565	2,134	2,927	4,049

Weighted average ordinary shares outstanding - diluted	307,764	313,848	312,602	314,842

Diluted earnings per ordinary share & ordinary share equivalents outstanding	$0.56	$0.14	$1.82	$0.13

Dividends per ordinary share	$0.11	$0.11	$0.33	$0.33

          For the three months ended September 30, 2012 and 2011, and for nine months ended September 30, 2012 and 2011, ordinary shares available for issuance under share based compensation plans of 8.6 million and 10.0 million, and 8.8 million and 10.0 million, respectively, were not included in the calculation of diluted earnings per share because the assumed exercise or issuance of such shares would be anti-dilutive.

12. Commitments and Contingencies

(a) Financial Guarantee Exposures

Financial Guarantee Exposure Summary (U.S. dollars in thousands except number of contracts and term to maturity)	September 30, 2012	December 31, 2011

Opening number of financial guarantee contracts	4	37
Number of financial guarantee contracts matured, prepaid or commuted during the period	—	(33)

Closing number of financial guarantee contracts	4	4

Principal outstanding	$115,464	$115,464
Interest outstanding	$—	$—

Aggregate exposure outstanding	$115,464	$115,464

Total gross claim liability recorded	$1,399	$1,399
Total unearned premiums and fees recorded	$316	$425
Weighted average contractual term to maturity in years	25.7	26.7

          The Company’s outstanding financial guarantee contracts at September 30, 2012 provide credit support for a variety of collateral types with the exposures comprised of (i) a $108.3 million notional financial guarantee on three notes backed by zero coupon long dated bonds and bank perpetual securities, including some issued by European financials; and (ii) a $7.2 million notional financial guarantee relating to future scheduled repayments on a government-subsidized housing project. At September 30, 2012, there were no reported events of default on these obligations.

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

XL GROUP PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Commitments and Contingencies

(b) Claims and Other Litigation

          The Company and its subsidiaries are subject to litigation and arbitration in the normal course of business. These lawsuits and arbitrations principally involve claims on policies of insurance and contracts of reinsurance and are typical for the Company and for the property and casualty insurance and reinsurance industry in general. Such legal proceedings are considered in connection with the Company’s loss and loss expense reserves. Reserves in varying amounts may or may not be established in respect of particular claims proceedings based on many factors, including the legal merits thereof. In addition to litigation relating to insurance and reinsurance claims, the Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance or reinsurance policies. These types of actions typically involve, among other things, allegations of underwriting errors or misconduct, employment disputes, actions brought by or on behalf of shareholders or disputes arising from business ventures. The status of these legal actions is actively monitored by management.

          Legal actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material effect on the Company’s financial position or liquidity at September 30, 2012.

          If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions or claims, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company’s assessment at September 30, 2012, no such disclosures are considered necessary.

13. Subsequent Event

          In late October 2012, Post-Tropical Cyclone Sandy made landfall in the United States. Given its recent occurrence and the limited information available, it is too early for the Company to arrive at a reasonable estimate of the amount of any possible losses from this event. The impact of this event will be reflected in our fourth quarter 2012 results.

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

RESULTS OF OPERATIONS AND KEY FINANCIAL MEASURES

Results of Operations

          The following table presents an analysis of the Company’s net income available to ordinary shareholders and other financial measures (described below) for the three and nine months ended September 30, 2012 and 2011:

(U.S. dollars in thousands, except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income (loss) attributable to ordinary shareholders	$171,902	$42,398	$569,686	$40,777
Earnings (loss) per ordinary share – basic	$0.57	$0.14	$1.84	$0.13
Earnings (loss) per ordinary share – diluted	$0.56	$0.14	$1.82	$0.13
Weighted average number of ordinary shares and ordinary share equivalents – basic	304,199	311,714	309,675	310,793
Weighted average number of ordinary shares and ordinary share equivalents – diluted	307,764	313,848	312,602	314,842

Key Financial Measures

          The following are some of the financial measures management considers important in evaluating the Company’s operating performance in the Company’s P&C operations:

(U.S. dollars in thousands, except ratios)	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

Underwriting profit (loss) - P&C operations	$114,203	$(22,200)	$306,815	$(283,215)
Combined ratio - P&C operations	92.2%	101.6%	92.7%	107.2%
Net investment income - P&C operations (1)	$166,001	$209,757	$544,203	$627,492
Annualized return on average ordinary shareholders’ equity (2)	6.8%	1.7%	7.7%	0.6%

			September 30, 2012

(U.S. dollars)	September 30, 2012	December 31, 2011	Change Three Months	Change Nine Months

Book value per ordinary share (3)	$34.63	$29.81	$2.36	$4.82
Fully diluted book value per ordinary share (4)	$34.16	$29.59	$2.20	$4.57

(1)	Net investment income relating to P&C operations includes the net investment income related to the net results from structured products.
(2)

Annualized return on average ordinary shareholders’ equity (“ROE”) is a non-GAAP financial measure and is calculated by dividing the net income (loss) for the year by the average of the opening and closing ordinary shareholders’ equity. See “Annualized Return on Ordinary Shareholders’ Equity Calculation” at the end of this Item 2 for a reconciliation of ROE to average ordinary shareholders’ equity.

(3)

Book value per ordinary share, a non-GAAP financial measure, is calculated by dividing ordinary shareholders’ equity (total shareholders’ equity less non-controlling interest in equity of consolidated subsidiaries) by the number of outstanding ordinary shares at the applicable period end. Book value per ordinary share is affected primarily by the Company’s net income (loss), by any changes in the net unrealized gains and losses on its investment portfolio, by currency translation adjustments and also by the impact of any share buyback or issuance activity. Ordinary shareholders’ equity was $10.4 billion and $9.4 billion and the number of ordinary shares outstanding was 300.6 million and 315.7 million at September 30, 2012 and December 31, 2011, respectively. Ordinary shares outstanding include all ordinary shares legally issued and outstanding (as disclosed on the face of the balance sheet) as well as all director share units outstanding.

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

          Underwriting profit – property and casualty (“P&C”) operations

          One way that the Company evaluates the performance of its insurance and reinsurance operations is by underwriting profit or loss. The Company does not measure performance based on the amount of gross premiums written. Underwriting profit or loss is calculated from premiums earned less net losses incurred and expenses related to underwriting activities. The Company’s underwriting profit for the three and nine months ended September 30, 2012 was consistent with the combined ratio discussed below.

          Combined ratio – P&C operations

          The combined ratio for P&C operations is used by the Company and many other insurance and reinsurance companies as another measure of underwriting profitability. The combined ratio is calculated from the net losses incurred and underwriting expenses as a ratio of the net premiums earned for the Company’s insurance and reinsurance operations. A combined ratio of less than 100% indicates an underwriting profit and greater than 100% reflects an underwriting loss. The Company’s combined ratio for the three and nine months ended September 30, 2012 is lower than for the same periods in the previous year, as a result of a decrease in the loss and loss expense ratio partially offset by a marginal increase in the underwriting expense ratio. The loss and loss expense ratio, which is the ratio of losses and loss expenses incurred to net premiums earned, has decreased as a result of overall lower levels of catastrophe losses and other large loss events for the three and nine months ended September 30, 2012 as compared to the same periods of 2011. The increased underwriting expense ratio, which is the ratio of the sum of acquisition expenses and operating expenses to the net premiums earned, is reflective of the additional costs incurred from strategic initiatives and compensation costs.

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

          Annualized return on average ordinary shareholders’ equity (“ROE”)

          ROE is another non-GAAP financial measure that management considers important in evaluating the Company’s operating performance. ROE is calculated by dividing the net income attributable to ordinary shareholders for any period by the average of the opening and closing ordinary shareholders’ equity. The Company establishes minimum target ROEs for its total operations, segments and lines of business. If the Company’s minimum ROE targets over the longer term are not met with respect to any line of business, the Company seeks to modify and/or exit this line. In addition, among other factors, the Company’s compensation of its senior officers is dependent on the achievement of the Company’s performance goals to enhance ordinary shareholder value as measured by ROE (adjusted for certain items considered to be “non-operating” in nature). For the nine months ended September 30, 2012, annualized ROE was 7.7%, which is 7.1 percentage points higher than the same period in the prior year, due primarily to the lower net income attributable to ordinary shareholders in the prior period as a result of natural catastrophe losses. See “Annualized Return on Ordinary Shareholders’ Equity Calculation” herein for the calculation of annualized ROE to average ordinary shareholders’ equity.

          Book value per ordinary share

          Management also views the change in the Company’s book value per ordinary share as an additional measure of the Company’s performance. Book value per ordinary share, a non-GAAP financial measure, is calculated by dividing ordinary shareholders’ equity (total shareholders’ equity less non-controlling interest in equity of consolidated subsidiaries) by the number of outstanding ordinary shares at the applicable period end. Book value per ordinary share is affected primarily by the Company’s net income (loss), by any changes in the net unrealized gains and losses on its investment portfolio, by currency translation adjustments and by the impact of any share buyback or issuance activity. Ordinary shareholders’ equity was $10.4 billion and $9.4 billion and the number of ordinary shares outstanding was 300.6 million and 315.7 million at September 30, 2012 and December 31, 2011, respectively. Ordinary shares outstanding include all ordinary shares legally issued and outstanding (as disclosed on the face of the balance sheet) as well as all director share units outstanding.

          Book value per ordinary share increased by $2.36 in the three months ended September 30, 2012 and by $4.82 in the nine months ended September 30, 2012. These increases were due to the net income in both periods, an increase in net unrealized gains on investments and the benefit of share buyback activity. In the three months ended September 30, 2011 book value per share decreased by $0.53 as compared to the comparable period of 2010, primarily due to the issuance of ordinary shares in connection with the settlement of the forward purchase contracts associated with the 10.75% Units, partially offset by the benefit of share buyback activity, the net income attributable to ordinary shareholders and an increase in net unrealized gains on available for sale investments. In the nine months ended September 30, 2011 book value per share increased by $0.64 mainly due to the net income attributable to ordinary shareholders, an increase in net unrealized gains on available for sale investments, and the benefit of share buyback activity, partially offset by the settlement of the forward purchase contracts associated with the 10.75% Units.

          Fully diluted book value per ordinary share

          Fully diluted book value per ordinary share, a non-GAAP financial measure, represents book value per ordinary share combined with the dilutive impact of potential future share issuances at period end. In the three and nine months ended September 30, 2012, fully diluted book value per ordinary share increased by $2.20 and $4.57, respectively, as a result of the factors contributing to the increase in book value per share noted above. In the three months ended September 30, 2011 fully diluted book value per ordinary share decreased by $0.07 and in the nine months ended September 30, 2011, fully diluted book value per ordinary share increased by $1.02 as compared to the same periods in the prior year, as a result of the factors contributing to the three month decrease and nine month increase in book value per share noted above.

SIGNIFICANT ITEMS AFFECTING THE RESULTS OF OPERATIONS

          The Company’s net income and other financial measures as shown above for the three and nine months ended September 30, 2012 have been affected by, among other things, the following significant items:

          1)        the impact of significant large loss events;

          2)        market movement impacts on the Company’s investment portfolio; and

          3)        continuing competitive factors impacting the underwriting environment.

1) The impact of significant large loss events

          The Company had a P&C underwriting profit of $114.2 million and $306.8 million for the three and nine months ended September 30, 2012, respectively, compared to P&C underwriting losses of $22.2 and $283.2 million for the same periods of 2011, respectively. The increase in underwriting profit in the three and nine months ended September 30, 2012 was primarily due to lower levels of natural catastrophe losses and lower non-catastrophe large loss activity in energy, property and marine business units as explained further below.

          Natural Catastrophe Losses

          For the three months ended September 30, 2012, natural catastrophe losses net of reinsurance recoveries and reinstatement premiums were $32.0 million, compared to $110.6 million in the same period of 2011.

          For the nine months ended September 30, 2012, natural catastrophe losses net of reinsurance recoveries and reinstatement premiums were $112.5 million, compared to $566.3 million in the same period of 2011. Natural catastrophe losses in the nine months ended September 30, 2011 included the March 11, 2011 earthquake and tsunami in Japan, the earthquake that struck Christchurch, New Zealand on February 22, 2011, the 2011 flooding events in Australia, the severe weather occurrences, including tornado activity, in the United States over the periods April 22 - 28 and May 20 - 23, 2011 and the Atlantic Hurricanes (Hurricane Irene and Tropical Storm Lee).

          Large Loss Events

          In the nine months ended September 30, 2012, the results from operations were impacted by significant losses from large non-catastrophe loss events in both the Insurance and Reinsurance segments. In 2012, the impact was mainly related to a single large marine loss during the first quarter. Management’s preliminary loss estimate for this large marine loss at September 30, 2012, net of reinsurance recoveries and reinstatement premiums, was $46.6 million, of which $24.3 million was attributable to the Insurance segment and $22.3 million to the Reinsurance segment. In addition, the results from operations during the nine months ended September 30, 2012 were affected by crop losses attributable to the severe drought conditions in the U.S. in 2012. Management’s preliminary loss estimate for these drought and crop losses net of reinsurance recoveries and reinstatement premiums was $26.1 million, all attributable to the Company’s Reinsurance segment.

          See “Income Statement Analysis,” herein for further information regarding these large loss events within each of the Company’s operating segments.

          Subsequent Event

          In late October 2012, Post-Tropical Cyclone Sandy made landfall in the United States. Given its recent occurrence and the limited information available, it is too early for the Company to arrive at a reasonable estimate of the amount of any possible losses from this event. The impact of this event will be reflected in our fourth quarter 2012 results.

2) Market movement impacts on the Company’s investment portfolio

          During the three months ended September 30, 2012, credit spreads tightened combined with decreasing interest rates. The net impact of the market conditions on the Company’s investment portfolio for the three months was favorable and resulted in an increase of $512.0 million in net unrealized gains on available for sale investments as compared to June 30, 2012. This represents an approximately 1.1% appreciation in average assets for the three months ended September 30, 2012.

          The following table provides further detail regarding the movements in relevant credit markets, as well as in government interest rates using selected market indices:

	Interest Rate Movement for the three months ended September 30, 2012 (1) (‘+’/‘-’ represents increases / decreases in interest rates)	Credit Spread Movement for the three months ended September 30, 2012 (2) (‘+’/‘-’ represents widening / tightening of credit spreads)

United States	-9 basis points (5 year Treasury)	-48 basis points (US Corporate A rated)
-56 basis points (US Mortgage Master Index)
-51 basis points (US CMBS, AAA rated)
United Kingdom	-1 basis points (10 year Gilt)	-41 basis points (UK Corporate, AA rated)
Euro-zone	-10 basis points (5 year Bund)	-54 basis points (Europe Corporate, A rated)

(1)	Source: Bloomberg Finance L.P.
(2)	Source: Merrill Lynch Global Indices.

          Net realized losses on investments in the three months ended September 30, 2012 totaled $5.5 million, including net realized losses of approximately $12.6 million related to OTTI charges on certain of the Company’s fixed income investments. For further analysis of this, see “Results of Operations” below.

          During the nine months ended September 30, 2012, credit spreads tightened combined with decreasing interest rates. The net impact of the market conditions on the Company’s investment portfolio for the nine-month period was favorable and resulted in an increase of $881.9 million in net unrealized gains on available for sale investments as compared to December 31, 2011. This represents an approximately 2.0% appreciation in average assets for the nine months ended September 30, 2012.

          The following table provides further detail regarding the movements in relevant credit markets, as well as in government interest rates using selected market indices:

	Interest Rate Movement for the nine months ended September 30, 2012 (1) (‘+’/‘-’ represents increases / decreases in interest rates)	Credit Spread Movement for the nine months ended September 30, 2012 (2) (‘+’/‘-’ represents widening / tightening of credit spreads)

United States	-21 basis points (5 year Treasury)	-100 basis points (US Corporate A rated)
-63 basis points (US Mortgage Master Index)
-109 basis points (US CMBS, AAA rated)
United Kingdom	-25 basis points (10 year Gilt)	-58 basis points (UK Corporate, AA rated)
Euro-zone	-25 basis points (5 year Bund)	-139 basis points (Europe Corporate, A rated)

(1)	Source: Bloomberg Finance L.P.
(2)	Source: Merrill Lynch Global Indices.

          Net realized gains on investments in the nine months ended September 30, 2012 totaled $2.9 million, including net realized losses of approximately $61.8 million related to OTTI charges on certain of the Company’s fixed income investments. For further analysis of this, see “Results of Operations” below.

3) Continuing competitive factors impacting the underwriting environment

          Insurance

          The trading environment for the core lines of insurance business written by the Company remains competitive, although the gradual rate improvement which began in the second half of 2011 has been sustained through the first nine months of 2012. Gross premiums written in the Insurance segment increased in the three months ended September 30, 2012 as compared to the same period in 2011 by 2.5% after adjusting for changes in foreign exchange rates. This premium increase was partly driven by improved pricing and also from new business in NAPC construction and surplus lines, U.S. D&O, as well as growth in the new political risk and trade credit business.

          Improved pricing contributed to the premium growth in the third quarter with an overall 3.3% rate increase. Rate improvement occurred in nearly all of the segment’s businesses. NAPC rates improved by almost 8% led by double digit increases in excess casualty and surplus lines businesses, Professional increased by over 2% driven by U.S. D&O, architects & engineers and miscellaneous professional liability, and Specialty pricing increased by low single digits. Only IPC was flat to slightly down, driven by competitive conditions in both its property and casualty businesses.

          Reinsurance

          Gross premiums written in the Reinsurance segment decreased in the three months ended September 30, 2012 as compared to the same period in 2011 by 30.8% after adjusting for changes in foreign exchange rates. This premium decrease was predominantly driven by changes in the structure of a U.S. agricultural program, which renewed as a reinsurance treaty rather than a primary facility with significant ceded premiums. Normalizing for foreign exchange movements and excluding the U.S. agricultural program premiums for both years, gross premiums written increased by 1.6% due to premium increases in the Bermuda and International business groups, partially offset by selected cancelations in the U.S. and Latin America portfolios due to the re-underwriting actions in these regions.

          Both the primary and reinsurance markets remain highly competitive with substantial capacity available in both traditional and non-traditional forms. In general, July 1 renewals saw pricing in line with management’s expectations, except for the U.S. catastrophe book where the level of risk adjusted improvement was lower than expected due to a relatively benign hurricane season. However, given the likely industry losses relating to Post-Tropical Cyclone Sandy in the United States at the end of October 2012, it is possible that year-end pricing will be impacted.

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

          Buybacks of Ordinary Shares

          On February 27, 2012, the Company announced that its Board of Directors approved a share buyback program, authorizing the Company to purchase up to $750 million of its ordinary shares. This authorization replaced the approximately $190 million remaining under the share buyback program that was authorized in November 2010 as described in further detail in Item 8, Note 18, “Share Capital,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. During the three months ended September 30, 2012, the Company purchased and canceled 5.3 million ordinary shares under the program for $125.0 million. During the nine months ended September 30, 2012, the Company purchased and canceled 16.2 million ordinary shares under the program for $350.0 million. All share buybacks were carried out by way of redemption in accordance with Irish law and the Company’s constitutional documents. All shares so redeemed were canceled upon redemption. At September 30, 2012, $400.0 million remained available for purchase under the program.

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

			1-in-100 Event		1-in-250 Event

(U.S. dollars in millions) Geographical Zone	Peril	Measurement Date of In-Force Exposures (1)	Probable Maximum Loss (2)	Percentage of Tangible Shareholders’ Equity at September 30, 2012	Probable Maximum Loss (2)	Percentage of Tangible Shareholders’ Equity at September 30, 2012

North America	Earthquake	July 1, 2012	$808	7.1%	$1,333	11.7%
North Atlantic	Windstorm	July 1, 2012	1,286	11.3%	1,706	15.0%
U.S.	Windstorm	July 1, 2012	1,270	11.2%	1,687	14.9%
Europe	Windstorm	July 1, 2012	509	4.5%	716	6.3%
Japan	Earthquake	July 1, 2012	283	2.5%	353	3.1%
Japan	Windstorm	July 1, 2012	196	1.7%	265	2.3%

(1)	Detailed analyses of aggregated in-force exposures and maximum loss levels are done periodically. The measurement dates represent the date of the last completed detailed analysis by geographical zone.
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

INCOME STATEMENT ANALYSIS

Segment Results for the three months ended September 30, 2012 compared to the three months ended September 30, 2011

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

          The following table summarizes the underwriting profit (loss) for the Insurance segment:

	Three Months Ended September 30,

(U.S. dollars in thousands)	2012	2011	% change

Gross premiums written	$1,158,683	$1,156,901	0.2%
Net premiums written	905,054	872,757	3.7%
Net premiums earned	985,623	930,067	6.0%
Net losses and loss expenses	(623,543)	(767,091)	(18.7)%
Acquisition costs	(128,514)	(118,521)	8.4%
Operating expenses	(186,794)	(158,134)	18.1%

Underwriting profit (loss)	$46,772	$(113,679)	NM *
Net results – structured products	3,087	2,457	25.6%
Net fee income and other	591	(3,484)	NM *

          Gross premiums written marginally increased in the three months ended September 30, 2012 as compared to the same period of 2011 by 0.2% and, when evaluated in local currency, increased by 2.5%. The NAPC and Professional business groups both experienced an increase in gross premiums written while premiums declined in the IPC and Specialty business groups. For NAPC, the growth in premium was largely driven by new business growth across most lines, improved retentions in both property and environmental and improved pricing in all lines, partially offset by lower multi-year transactions in excess casualty and the non-renewal of certain under-priced business. In Professional, new business, primarily in the U.S. professional business, and favorable amendments to prior year premium estimates and retention contributed to the increased premiums. The decline in IPC premiums was from lower retention, lower new business and lower multi-year transactions as well as the unfavorable impact of foreign exchange rates. The lower retention and new business relates to property accounts that did not meet the Company’s underwriting requirements. In Specialty, there was a decrease in gross premiums written due lower new business in product recall and a decrease in retentions in marine lines due to the Company’s re-underwriting actions for businesses not meeting underwriting requirements, partially offset by premium growth from the new political risk business.

          Net premiums written increased by 3.7% in the three months ended September 30, 2012 as compared to the same period of 2011. The increase resulted from the gross written premium increases outlined above together with a decrease in ceded written premiums. The decrease in ceded premiums relates to decreased utilization of facultative reinsurance, primarily in IPC, changes to the structure and cost of certain Professional and Specialty reinsurance treaties and from reduced ceded reinstatement premiums, partially offset by a new retrocession cover in NAPC.

          Net premiums earned increased by 6.0% in the three months ended September 30, 2012 as compared to the same period of 2011. The increase primarily resulted from higher net written premiums earned in NAPC and Professional partially offset by the decrease in Specialty property premiums as outlined above.

          The following table presents the ratios for the Insurance segment:

	Three Months Ended September 30,
	2012	2011

Loss and loss expense ratio	63.3%	82.5%
Acquisition expense ratio	13.0%	12.7%
Operating expense ratio	19.0%	17.0%

Underwriting expense ratio	32.0%	29.7%

Combined ratio	95.3%	112.2%

          The loss and loss expense ratio includes net losses incurred for both the current quarter and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Insurance segment for the three months ended September 30, 2012 as compared to the same period of 2011:

	Three Months Ended September 30,
(U.S. dollars in millions, except ratios)	2012	2011

Property	$(10.2)	$12.8
Casualty	2.7	5.1
Professional	(0.2)	2.6
Specialty and other	6.9	0.9

Total	$(0.8)	$21.4

Loss and loss expense ratio excluding prior year development	63.3%	80.2%

          Excluding prior year development, the loss ratio for the three months ended September 30, 2012 decreased by 16.9 loss percentage points as compared to the same period in 2011 predominantly due to higher levels of catastrophe losses occurring in the third quarter of 2011. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for the three months ended September 30, 2012 were $70.6 million lower than the same period of 2011. For further details on catastrophe losses in 2011, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Significant Items Affecting the Results of Operations – 1) The impact of significant large natural catastrophe activity,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Excluding favorable prior year development, net catastrophe losses and related reinstatement premiums in both quarters, the loss ratio for the three months ended September 30, 2012 decreased by 9.6 points to 62.6%, mainly due to significant large loss activity in the property lines of the IPC business group in the third quarter of 2011 and better property loss experience in the NAPC business group in the third quarter of 2012.

          Explanations of significant components of the net favorable prior year reserve development of $0.8 million, as shown in the table above, for the three months ended September 30, 2012 is as follows:

•

For property lines, net prior year development was $10.2 million favorable. This was driven by releases of $2.4 million, $3.3 million and $4.0 million for the non-catastrophe exposures in the general property, energy and construction books, respectively, due to better than expected reported loss development mainly in the 2011 accident year.

•	For specialty and other lines, the unfavorable movement of $6.9 million was driven by adverse development of $5.0 million in the run-off mortgages book.

          The increase in the underwriting expense ratio for the three months ended September 30, 2012 as compared to the same period of 2011 was due to an increase in the operating expense ratio of 2.0 points combined with an increase in the acquisition expense ratio of 0.3 points. The increase in the operating expense ratio was due to higher compensation expenses due to different bonus accrual assumptions in the three months ended September 30, 2012 as compared to the same period of 2011. The increase in the acquisition expense ratio was mainly due to lower ceding commission income in IPC and through lower ceding commission income and changes in the mix of business in Professional.

          Fee income and other improved in the three months ended September 30, 2012 as compared to the same period of 2011 mainly as a result of higher income related to the Company’s loss prevention consulting services as well as lower expenses in professional lines related to the cost of an endorsement facility with National Indemnity Company, which was incurred in 2011. For further information about this facility, see Item 8, Note 7, “Other Investments,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

          Net results from structured insurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Net results from these contracts improved in the three months ended September 30, 2012 as compared to the same period of 2011 due to higher net investment income from a larger invested portfolio.

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

          The following table summarizes the underwriting profit (loss) for the Reinsurance segment:

	Three Months Ended September 30,

(U.S. dollars in thousands)	2012	2011	% change

Gross premiums written	$417,548	$619,260	(32.6)%
Net premiums written	403,210	419,949	(4.0)%
Net premiums earned	482,930	432,465	11.7%
Net losses and loss expenses	(270,533)	(220,968)	22.4%
Acquisition costs	(97,739)	(79,839)	22.4%
Operating expenses	(47,227)	(40,179)	17.5%

Underwriting profit (loss)	$67,431	$91,479	(26.3)%
Net results – structured products	2,614	3,388	(22.8)%
Fee income and other	657	1,120	(41.3)%

          Gross premiums written decreased in the three months ended September 30, 2012 as compared to the same period of 2011 by 32.6% and, when evaluated in local currency, decreased by 30.8%. The premium decrease was predominantly from the North America business groups, and to a lesser extent from the Latin America business group. The gross premiums written decline from the North America business group was primarily as a result of changes in the structure of a U.S. agricultural program which renewed as reinsurance rather than as primary business, the net impact of which to gross premiums written was a decrease of $196.5 million. Premiums from the Latin America business group declined compared to the prior year quarter due to the non-renewal of certain property treaties in Argentina and surety treaties in Columbia, Chile and Argentina as a result of the re-underwriting of the business. Offsetting these declines were premium increases from the Bermuda and International business groups due to revised premium estimates for policies written in prior periods.

          Net premiums written decreased by 4.0% in the three months ended September 30, 2012 as compared to the same period of 2011. The decrease resulted from the gross written premium decreases outlined above offset by a reduction in ceded written premiums from the change in structure of the U.S. agricultural program which resulted in a $13.2 million net impact on written premiums.

          Net premiums earned increased by 11.7% in the three months ended September 30, 2012 as compared to the same period of 2011. The increase is a reflection of the overall growth in net premiums written in recent quarters particularly from the Bermuda and International business groups.

          The following table presents the ratios for the Reinsurance segment:

	Three Months Ended September 30,
	2012	2011

Loss and loss expense ratio	56.0%	51.1%
Acquisition expense ratio	20.2%	18.5%
Operating expense ratio	9.8%	9.2%

Underwriting expense ratio	30.0%	27.7%

Combined ratio	86.0%	78.8%

          The loss and loss expense ratio includes net losses incurred for both the current year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Reinsurance segment for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
(U.S. dollars in millions, except ratios)	2012	2011

Property and other short-tail lines	$(21.8)	$1.9
Casualty and other	(13.9)	(41.7)

Total	$(35.7)	$(39.8)

Loss and loss expense ratio excluding prior year development	63.4%	60.3%

          Excluding prior year development, the loss ratio for the three months ended September 30, 2012 increased by 3.1 loss percentage points as compared to the same period of 2011 despite lower levels of catastrophe losses occurring in the third quarter of 2012. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for the three months ended September 30, 2012 decreased by $8.0 million compared to the same period of 2011. Excluding favorable prior year development, net catastrophe losses and related reinstatement premiums in both quarters, the loss ratio for the three months ended September 30, 2012 increased by 5.8 points to 57.9% due mainly to crop losses as a result of the severe drought conditions in the U.S. in 2012.

          Net favorable prior year reserve development of $35.7 million for the three months ended September 30, 2012 was mainly attributable to the following:

•	Net favorable prior year development of $21.8 million for the short-tailed lines and details of these by specific lines are as follows:

	•	For property catastrophe lines, net prior year development was $9.0 million favorable mainly driven by lower than expected incurred losses for the 2011 catastrophe losses on the Bermuda book.

	•	For property other lines, net prior year development was $4.2 million favorable mainly due to favorable claim development on the 2005 and 2011 catastrophe losses.

•

For marine and aviation lines, net prior year development was $8.6 million favorable due to $4.3 million favorable development on large losses together with favorable attritional development on the International book.

•	Net favorable prior year development of $13.9 million for the long-tailed lines and details of these by specific lines are as follows:

•

For casualty lines, net prior year development was $4.4 million favorable arising mainly out of the Europe Casualty book due to a $2.4 million reduction on large losses and more favorable than expected development on attritional losses.

	•	For other lines, net prior year development was $9.5 million favorable of which $6.4 million comes from Surety lines in Brazil on the 2005 and 2006 underwriting years.

          The increase in the underwriting expense ratio for the three months ended September 30, 2012 as compared to the same period of 2011 was due to an increase in both the operating expense and acquisition ratios of 0.6 points and 1.7 points, respectively. The increase in the operating expense ratio was due to higher compensation expenses due to a change in bonus accrual assumptions as compared to the same period of 2011. The increase in the acquisition expense ratio was largely from fronting fees received on a U.S. agricultural program, which due to the change in structure, did not occur in the three months ended September 30, 2012. In addition, there was a reduction in profit and sliding scale commissions in the Latin America business group because of loss activity in Brazil for the three months ended September 30, 2011 which did not occur in the same period of 2012.

          Net results from structured reinsurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Net results from these contracts have decreased in the three months ended September 30, 2012 as compared to the same period of 2011. The decrease is due to lower net investment income, primarily from a reduction in investment yields.

Life Operations

          The following table summarizes the contribution from the Life operations segment, which has been in run-off since 2009. Prior to the decision to run-off the business, products offered included a broad range of underlying lines of life reinsurance business, including term assurances, group life, critical illness cover, immediate annuities and disability income. In addition, prior to selling the renewal rights to the Continental European Business, the products offered included short-term life, accident and health business. The segment also covers a range of geographic markets, with an emphasis on the U.K., United States, Ireland and Continental Europe.

	Three Months Ended September 30,

(U.S. dollars in thousands)	2012	2011	% change

Gross premiums written	$87,413	$100,564	(13.1)%
Net premiums written	79,487	90,769	(12.4)%
Net premiums earned	79,487	90,794	(12.5)%
Claims and policy benefits	(119,439)	(139,549)	(14.4)%
Acquisition costs	(10,094)	(9,193)	9.8%
Operating expenses	(2,352)	(2,352)	0.0%
Net investment income	73,479	80,349	(8.6)%
Net fee income and other	240	41	NM *
Realized gains (losses) on investments	(7,750)	(23,307)	(66.7)%

Contribution from Life operations	$13,571	$(3,217)	NM *

*	NM - Not Meaningful

          The following table is an analysis of the Life operations’ gross premiums written, net premiums written and net premiums earned for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011

(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

Other Life	$48,364	$47,527	$47,527	$59,815	$57,428	$57,452
Annuity	39,049	31,960	31,960	40,749	33,341	33,342

Total	$87,413	$79,487	$79,487	$100,564	$90,769	$90,794

          Gross premiums written decreased by 13.1% in the three months ended September 30, 2012 as compared to the same period of 2011, across the lines of business. The decrease was in line with the run-off expectations combined with favorable foreign exchange movements. Ceded premiums written marginally decreased largely due to timing differences.

          Net premiums earned decreased by 12.4% in the three months ended September 30, 2012 as compared to the same period of 2011. This decrease was consistent with the decrease in gross premiums written as described above.

          Claims and policy benefit reserves decreased by 14.4% in the three months ended September 30, 2012 as compared to the same period of 2011, as a result of the factors noted above affecting gross and net premiums written, the impact of foreign exchange movements, prior year reserve development on certain product lines and claims volatility.

          Acquisition costs increased by 9.8% in the three months ended September 30, 2012 as compared to the same period of 2011, mainly due to the impact of profit commission adjustments for prior underwriting years.

          Operating expenses were flat for the three months ended September 30, 2012 as compared to the same period in the prior year.

          Net investment income is included in the calculation of contribution from Life operations, as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. Net investment income decreased by 8.6% in the three months ended September 30, 2012 as compared to the same period of 2011 due to unfavorable foreign exchange movements and cash outflows from the invested portfolio, reflecting the run-off nature of the Life operations business.

Investment Activities

          The following table illustrates the change in net investment income from P&C operations, net income from investment fund affiliates, net realized gains (losses) on investments and net realized and unrealized gains (losses) on investment derivative instruments for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,

(U.S. dollars in thousands)	2012	2011	% change

Net investment income - P&C operations (1)	$166,001	$209,757	(20.9)%
Net income (loss) from investment fund affiliates (2)	16,050	(7,123)	NM	*
Net realized gains (losses) on investments	(5,493)	(62,354)	(91.2)%
Net realized and unrealized gains (losses) on investment and other derivative instruments (3)	6,254	(26,916)	NM	*

(1)	Net investment income relating to P&C operations includes the net investment income related to the net results from structured products.
(2)

The Company generally records the income related to alternative fund affiliates on a one-month lag and the private investment fund affiliates on a three-month lag based upon the availability of the information provided by the investees.

(3)

For a summary of realized and unrealized gains and losses on all derivative instruments, see Item 1, Note 6, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements included herein.

*	NM - Not Meaningful

          Net investment income related to P&C business decreased in the three months ended September 30, 2012 as compared to the same period of 2011 due primarily to a reduction in investment yields as well as an accumulation of cash over the prior year quarter given uncertainty in Europe and a negative adjustment related to inflation protected holdings.

          Net income from investment fund affiliates increased in the three months ended September 30, 2012 as compared to the same period of 2011. This was driven by positive results from alternative and private fund affiliates in the current quarter as compared to negative results for alternative funds, partially offset by modest positive returns from private funds, in the same period of 2011.

          The Company manages its fixed income portfolio in accordance with investment guidelines approved by the Risk and Finance Committee of the Board of Directors of XL-Ireland. The following is a summary of the investment portfolio returns for the three months ended September 30, 2012 and 2011 of the fixed income and non-fixed income portfolios:

	Three Months Ended September 30,
	2012 (1)	2011 (1)

Total Return on Investments	2.5%	1.7%
P&C fixed income portfolio	2.0%	1.0%
Life fixed income portfolio	4.6%	4.2%

Other Portfolios (2)
Alternative portfolio (3)	1.4%	(1.3)%
Equity portfolio	7.1%	(17.4)%
High-Yield fixed income portfolio	2.5%	(3.4)%

(1)

Portfolio returns are calculated by dividing the sum of gross investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio. The performance of investment portfolios is measured on a local currency basis and is not annualized. For aggregate performance calculation, respective local currency balances are translated to U.S. dollars at quarter end rates to calculate composite portfolio results.

(2)	Performance on Other Portfolios is included in the Total Return on Investments.
(3)	Performance on the alternative portfolio reflects the three months ended August 31, 2012 and 2011, respectively.

Net Realized Gains and Losses on Investments and Other-than-Temporary Declines in the Value of Investments

          Net realized losses on investments of $5.5 million in the three months ended September 30, 2012 included net realized losses of approximately $12.6 million related to the write-down of certain of the Company’s AFS investments.

          The significant components of the net impairment charges of $12.6 million for the three months ended September 30, 2012 were:

▪

$5.6 million for structured securities where the Company determined that the likely recovery on these securities was below the carrying value and, accordingly, recorded an impairment of the securities to the discounted value of the cash flows expected to be received on these securities.

▪

$2.2 million related to medium term notes backed primarily by European investment grade credit. On certain notes, management concluded that expected future returns on the underlying assets were not sufficient to support the previously reported amortized cost.

▪	$2.7 million related to private investments.

          Net realized losses on investments during the three months ended September 30, 2011 included net realized losses of $66.8 million related to the write-down of certain of the Company’s fixed income, equity and other investments with respect to which the Company determined that there was an other-than-temporary decline in the value of those investments as well as net realized gains of $4.5 million from sales of investments.

Net Realized and Unrealized Gains and Losses on Derivatives

          Net realized and unrealized losses on derivatives of $6.3 million in the three months ended September 30, 2012 resulted from the Company’s investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments. For a further discussion see Item 1, Note 6, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements included herein.

Other Revenues and Expenses

          The following table sets forth other revenues and expenses of the Company for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,

(U.S. dollars in thousands)	2012	2011	% change

Net income (loss) from operating affiliates (1)	$2,917	$35,552	(91.8)%
Exchange gains (losses)	(18,690)	39,425	NM *
Corporate operating expenses	(57,604)	(33,847)	70.2%
Interest expense (2)	(26,192)	(35,885)	(27.0)%
Income tax expense	(451)	(24,718)	(98.2)%

(1)	The Company generally records the income related to certain operating affiliates on a three-month lag based upon the availability of the information provided by the investees.
(2)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.
*	NM - Not Meaningful

          The following table sets forth the net income (loss) from operating affiliates for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,

(U.S. dollars in thousands)	2012	2011	% change

Net income (loss) from investment manager affiliates	$(7,409)	$30,288	NM *
Net income (loss) from strategic operating affiliates	10,326	5,264	96.2%

Total	$2,917	$35,552	(91.8)%

          Investment manager affiliates generated a loss in the three months ended September 30, 2012 due to incentive fee reversals. The income in the three months ended September 30, 2011 arose principally from the sale of the Company’s ownership stake in Finisterre.

          Strategic operating affiliate income increased in the three months ended September 30, 2012 as compared to the three months of 2011 due to higher current period income related to an insurance affiliate that writes direct U.S. homeowners insurance.

Foreign exchange losses in the three months ended September 30, 2012 were a result of an overall weakening of the value of the U.S. dollar against the Company’s major currency exposures, principally the Euro and U.K. sterling. Foreign exchange gains in the three months ended September 30, 2011 were a result of an overall strengthening of the value of the U.S. dollar against certain European currencies, including the U.K. sterling, the Swiss franc and the Euro, as well as the Canadian dollar.

          Corporate operating expenses increased in the three months ended September 30, 2012 as compared to the same period in the prior year primarily as a result of performance based compensation costs and certain strategic corporate initiatives taking place in 2012.

          Interest expense decreased in the three months ended September 30, 2012 as compared to the same period in the prior year as a result of the overall reduction in the Company’s debt following the repayment at maturity on January 15, 2012 of $600 million principal amount outstanding 6.5% XLCFE Notes and the purchase and retirement of the $575 million principal amount outstanding 8.25% Senior Notes in August 2011, partially offset by the issuance of $400 million principal amount outstanding 5.75% Senior Notes in September 2011. For further information about these debt financing transactions, see Item 8, Note 13, “Notes Payable and Debt Financing Arrangements,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

          A tax charge of $0.5 million was incurred in the three months ended September 30, 2012 that included a benefit of $6.6 million arising on the conclusion of a U.S. federal income tax audit and a further benefit of $5.5 million following the issuance of an IRS directive in July 2012 regarding certain worthlessness deductions that may be claimed in respect of credit-related impairments of eligible securities. The Company recognized a tax charge of $24.7 million in the three months ended September 30, 2011. Excluding the 2012 benefits, the decrease in the Company’s income tax expense in the three months ended September 30, 2012 compared to the same quarter in 2011 reflects the Company’s expected full year effective tax rate applicable in each of the years.

Segment Results for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Insurance

          The following table summarizes the underwriting profit (loss) for the Insurance segment:

	Nine Months Ended September 30,

(U.S. dollars in thousands)	2012	2011	% change

Gross premiums written	$3,806,351	$3,669,280	3.7%
Net premiums written	2,885,847	2,684,938	7.5%
Net premiums earned	2,878,973	2,713,430	6.1%
Net losses and loss expenses	(1,890,512)	(2,163,786)	(12.6)%
Acquisition costs	(380,054)	(340,048)	11.8%
Operating expenses	(564,387)	(488,837)	15.5%

Underwriting profit (loss)	$44,020	$(279,241)	NM *
Net results – structured products	14,953	8,407	77.9%
Net fee income and other	(3,276)	(12,614)	(74.0)%

*	NM - Not Meaningful

          Gross premiums written increased in the nine months ended September 30, 2012 as compared to the same period of 2011 by 3.7% and, when evaluated in local currency, increased by 5.8%. This increase was experienced across the business groups predominantly from new business and improved pricing, partially offset by the unfavorable impact of foreign exchange rates. For NAPC, the growth in premium was largely driven by new business growth across most lines, improved retention for construction, property and primary casualty, and improved pricing in all lines over the prior year, partially offset by lower multi-year transactions in property and excess casualty. In Professional, improved pricing and new premiums primarily from the U.S. professional business and favorable amendments to prior year premium estimates contributed to increased premiums but were partially offset by the non-renewal of certain under-priced business. In Specialty, there was premium growth from the new political risk business and new business and favorable amendments to prior year premium estimates in marine cargo lines, partially offset by lower retention levels and adverse amendments to prior year premium estimates in aerospace. Finally, there was a decline in gross premiums written in IPC from lower retention and reduced new business in property and primary casualty. The lower retention and reduced new business relates to property accounts that did not meet the Company’s underwriting requirements. Partially offsetting these declines was improved retention levels and growth over the prior year in middle market lines.

          Net premiums written increased by 7.5% in the nine months ended September 30, 2012 as compared to the same period of 2011. The increase resulted from the gross written premium increases outlined above together with a decrease in ceded written premiums. The decrease in ceded premiums relates to decreased utilization of facultative reinsurance, primarily in IPC, following the cancelation of a large general property program, lower cessions as a result of lower retention levels in IPC property, as outlined above, lower multi-year transactions and the favorable impact of foreign exchange rates, partially offset by changes in the structure and costs of certain property and casualty reinsurance treaties and a new retrocession cover in NAPC.

          Net premiums earned increased by 6.1% in the nine months ended September 30, 2012 as compared to the same period of 2011. The increase primarily resulted from higher net written premiums earned in NAPC, Professional and Specialty, and the favorable amendments to certain prior year premium estimates partially offset by marine reinstatement premiums.

          The following table presents the ratios for the Insurance segment:

	Nine Months Ended September 30,
	2012	2011

Loss and loss expense ratio	65.7%	79.7%
Acquisition expense ratio	13.2%	12.5%
Operating expense ratio	19.6%	18.1%

Underwriting expense ratio	32.8%	30.6%

Combined ratio	98.5%	110.3%

          The loss and loss expense ratio includes net losses incurred for both the current period and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Insurance segment for the nine months ended September 30, 2012 as compared to the same period of 2011:

	Nine Months Ended September 30,
(U.S. dollars in millions, except ratios)	2012	2011

Property	$(27.2)	$(10.9)
Casualty	(59.2)	17.1
Professional	(52.8)	(72.6)
Specialty and other	41.6	17.4

Total	$(97.6)	$(49.0)

Loss and loss expense ratio excluding prior year development	69.1%	81.5%

          Excluding prior year development, the loss ratio for the nine months ended September 30, 2012 decreased by 12.4 loss percentage points as compared to the same period in 2011 predominantly due to lower levels of catastrophe losses occurring in 2012. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events were $147 million lower for the nine months ended September 30, 2012 as compared to the same period of 2011. For further details on catastrophe losses in 2011, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Significant Items Affecting the Results of Operations – 1) The impact of significant large natural catastrophe activity,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Excluding favorable prior year development, net catastrophe losses and related reinstatement premiums in both periods, the loss ratio for the nine months ended September 30, 2012 decreased by 6.9 points to 66.5%, due to significant large loss activity in the IPC and NAPC energy and property units in 2011 partially offset by a large marine loss in the first quarter of 2012.

          Net favorable prior year reserve development of $97.6 million for the nine months ended September 30, 2012 was mainly attributable to the following:

•

For property lines, net prior year development was $27.2 million favorable. The main drivers were releases of $19.7 million and $5.6 million for the non-catastrophe exposures in the general property and energy books, respectively, due to better than expected loss development mainly in the 2011 accident year. This favorable experience was partially offset by adverse development of $3.2 million in the construction book also primarily attributable to the 2011 accident year and again for the non-catastrophe exposures. The other main driver was releases in the catastrophe exposures totaling $2.8 million overall with $6.6 million arising from the 2010 accident year partially offset by a strengthening of $3.3 million in the 2011 accident year.

•

For casualty lines, net prior year development was $59.2 million favorable. The principal drivers were releases of $34.9 million and $37.1 million in the primary and excess casualty lines, respectively, partially offset by strengthening of $9.6 million in U.S. middle markets. The $34.9 million release in primary casualty was driven by better than expected reported loss experience in the 2002 to 2007 accident years as well as the 2010 and 2011 accident years. The $37.1 million release in the excess casualty lines was due primarily to better than expected reported loss experience in the more mature accident years. The $9.6 million strengthening in U.S. middle markets was due to worse than expected reported loss experience.

•

For professional lines, net prior year development was $52.8 million favorable. The main driver was releases in reserves for clash losses (which cover a number of substantially similar claims against multiple policyholders) in the U.S. and Bermuda core professional businesses totaling $50.4 million, comprised of a release of $4.5 million for the 2006 and prior report years to reflect favorable reported loss experience across these years, and a release of $45.9 million for report year 2010 to reflect the limited clash events in the U.S. and Bermuda core professional businesses for this year.

In terms of non-clash losses in the professional lines, the prior year reserve development was small in total but there were some fairly significant offsetting movements. $24.5 million and $18.1 million were released from the U.S. and Bermuda core professional businesses, respectively, due to better than expected reported loss development while the International core professional business was strengthened $37.2 million due to unfavorable reported loss development. The Design portfolio covering architects and engineers professional liability was strengthened by $4.8 million driven by worse than expected reported loss experience in the Canadian book.

•

For specialty and other lines, net prior year development was $41.6 million unfavorable. The principal driver was adverse non-catastrophe loss emergence which led to strengthening of $30.0 million in the excess and surplus lines, $14.7 million in marine, $17.5 million in a discontinued specialty program, $10.9 million in NAPC Programs and $4.4 million in environmental. These increases were partially offset by a release of $25.3 million in aerospace and a release of $8.9 million for the catastrophe exposures in marine.

          The increase in the underwriting expense ratio for the nine months ended September 30, 2012 as compared to the same period of 2011 was due to an increase in the operating expense ratio of 1.5 points combined with an increase in the acquisition expense ratio of 0.7 points. The increase in the operating expense ratio was due to higher compensation expenses due to different bonus accrual assumptions and severance costs in the nine months ended September 30, 2012 as compared to the same period of 2011. The increase in the acquisition expense ratio was largely from the impact of reinstatement premiums and other earned premium adjustments on the ratio, lower ceding income in IPC, NAPC and Professional and a change in the mix of business in Professional.

          Fee income and other improved in the nine months ended September 30, 2012 as compared to the same period of 2011 mainly as a result of higher income related to the Company’s loss prevention consulting services as well as lower expenses in professional lines related to the cost of an endorsement facility with National Indemnity Company, which was incurred in 2011. For further information about this facility, see Item 8, Note 7, “Other Investments,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

          Net results from structured insurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Net results from these contracts have improved in the nine months ended September 30, 2012 as compared to the same period of 2011 due to a lower interest expense as a result of an accretion rate adjustment recorded in the second quarter of 2012 based on changes in expected cash flows and payout patterns on certain structured indemnity contracts.

Reinsurance

          The following table summarizes the underwriting profit (loss) for the Reinsurance segment:

	Nine Months Ended September 30,

(U.S. dollars in thousands)	2012	2011	% change

Gross premiums written	$1,850,315	$1,968,444	(6.0)%
Net premiums written	1,732,923	1,628,109	6.4%
Net premiums earned	1,348,450	1,226,923	9.9%
Net losses and loss expenses	(683,984)	(856,722)	(20.2)%
Acquisition costs	(273,706)	(244,813)	11.8%
Operating expenses	(127,965)	(129,362)	(1.1)%

Underwriting profit (loss)	$262,795	$(3,974)	NM *
Net results – structured products	(17,801)	9,828	NM *
Fee income and other	1,980	2,505	(21.0)%

*	NM - Not Meaningful

          Gross premiums written decreased in the nine months ended September 30, 2012 as compared to the same period of 2011 by 6.0% and, when evaluated in local currency, decreased by 4.4%. The decrease in premium was predominantly from the North America business group and the Latin America business group. The North America business group experienced a decrease in gross premiums written, primarily as a result of changes in the structure of a U.S. agricultural program that renewed as reinsurance rather than as primary business, as well as a reduction in volume, shares and price for certain renewed property quota share and property excess of loss contracts, partially offset by new business. Premiums from the Latin America business group declined compared to the same period of the prior year due to the non-renewal of certain significant property and surety treaties as a result of the re-underwriting of the business within this region. For the International business group there was an increase in premiums, attributable to casualty lines through new writings and higher renewals; increased property catastrophe shares and rates in Continental Europe; and new business and increased shares in Asia Pacific property proportional lines of business. For the Bermuda business group, there was premium growth from renewals through price, share, line and capacity increases. These were partially offset by the absence of property catastrophe reinstatement premiums in the Bermuda and International business units, which were written and earned in the same period of 2011 in connection with natural catastrophe losses from the Japan earthquake and tsunami.

          Net premiums written increased by 6.4% in the nine months ended September 30, 2012 as compared to the same period of 2011. The increase resulted from the International and Bermuda groups gross written premium increases outlined above coupled with a reduction in ceded written premiums. The decrease in ceded written premiums was mainly the result of the change in the U.S. agricultural program from the North America business, partially offset by increased ceded reinstatement premiums in the International business group related to the 2011 Thailand flood loss.

          Net premiums earned increased by 9.9% in the nine months ended September 30, 2012 as compared to the same period of 2011. The increase is a reflection of the overall growth in net premiums written in recent quarters, partially offset by an increase, in 2011, of catastrophe loss related reinstatement premiums which were earned immediately.

          The following table presents the ratios for the Reinsurance segment:

	Nine Months Ended September 30,
	2012	2011

Loss and loss expense ratio	50.7%	69.8%
Acquisition expense ratio	20.3%	20.0%
Operating expense ratio	9.5%	10.5%

Underwriting expense ratio	29.8%	30.5%

Combined ratio	80.5%	100.3%

          The loss and loss expense ratio includes net losses incurred for both the current period and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes the net (favorable) adverse prior year development relating to the Reinsurance segment for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
(U.S. dollars in millions, except ratios)	2012	2011

Property and other short-tail lines	$(62.4)	$(54.1)
Casualty and other	(58.1)	(114.0)

Total	$(120.5)	$(168.1)

Loss and loss expense ratio excluding prior year development	59.7%	83.5%

          Excluding prior year development, the loss ratio for the nine months ended September 30, 2012 decreased by 23.8 loss percentage points as compared to the same period of 2011 predominantly due to lower levels of catastrophe losses occurring in 2012. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events were $306.7 million lower for the nine months ended September 30, 2012 as compared to the same period of 2011. For further details on catastrophe losses in 2011 see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Significant Items Affecting the Results of Operations – 1) The impact of significant large natural catastrophe activity,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Excluding favorable prior year development, net catastrophe losses and related reinstatement premiums in both periods, the loss ratio for the nine months ended September 30, 2012 increased by 2.1 points to 56.8%, due mainly to crop losses as a result of the severe drought conditions in the U.S. in 2012.

          Net favorable prior year reserve development of $120.5 million for the nine months ended September 30, 2012 was mainly attributable to the following:

•	Net favorable prior year development of $62.4 million for the short-tailed lines and details of these by specific lines are as follows:

•

For property catastrophe lines, net prior year development during the year-to-date was $9.4 million favorable mainly driven by lower than expected incurred losses for the 2011 catastrophe losses on the Bermuda book.

•

For property other lines, net prior year development during the year-to-date was $26.6 million favorable mainly due to favorable attritional claim development on the International, North America and Bermuda books offset by some unfavorable attritional claim development on the Latin America book. Total development on large losses is a favorable $2.5 million.

•

For marine and aviation lines, net prior year development was $26.5 million favorable due mainly to favorable attritional development of $15.0 million on the International book together with a $9.8 million release on prior year large losses.

•	Net favorable prior year development of $58.1 million for the long-tailed lines and details of these by specific lines are as follows:

•

For casualty lines, net prior year development was $39.7 million favorable arising mainly out of the North America book due to more favorable than expected development on the 2003 and 2004 underwriting years.

•

For other lines, net prior year development was $18.4 million favorable mainly driven by an $8.8 million release on the structured indemnity book and a $6.4 million release on the surety lines in Brazil on the 2005 and 2006 underwriting years.

          The decrease in the underwriting expense ratio for the nine months ended September 30, 2012 as compared to the same period of 2011 was due to a reduction in both the operating expense ratio of 1.0 points partially offset by an increase in the acquisition expense ratio of 0.3 points. The decrease in the operating expense ratio was due to operating expenses remaining largely flat, while net earned premiums increased compared to the same period of 2011. The acquisition expense ratio was largely in line with the same period of 2011, with a slight increase from Latin America due to a favorable movement on sliding scale commissions in the prior year.

          Net results from structured reinsurance products include certain structured indemnity contracts that are accounted for as deposit contracts. Net results from these contracts have decreased in the nine months ended September 30, 2012 as compared to the same period of 2011 due to higher interest expense. The higher interest expense was due to an accretion rate adjustment recorded in the second quarter based on changes in expected cash flows and payout patterns on one of the larger structured indemnity contracts and from lower net investment income in the nine months ended September 30, 2012 reflecting lower investment yields and the run-off nature of this line of business.

Life Operations

          The following table summarizes the contribution from the Life operations segment, which has been in run-off since 2009:

	Nine Months Ended September 30,

(U.S. dollars in thousands)	2012	2011	% change

Gross premiums written	$267,000	$298,504	(10.6)%
Net premiums written	243,606	272,635	(10.6)%
Net premiums earned	243,630	272,695	(10.7)%
Claims and policy benefits	(371,896)	(410,196)	(9.3)%
Acquisition costs	(25,675)	(26,281)	(2.3)%
Operating expenses	(7,788)	(7,241)	7.6%
Net investment income	223,150	239,382	(6.8)%
Net fee income and other	330	178	85.4%
Realized gains (losses) on investments	(22,153)	(62,154)	(64.4)%

Contribution from Life operations	$39,598	$6,383	NM *

*	NM - Not Meaningful

          The following table is an analysis of the Life operations’ gross premiums written, net premiums written and net premiums earned for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011

(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned

Other Life	$151,132	$148,945	$148,970	$175,842	$172,403	$172,463
Annuity	115,868	94,661	94,660	122,662	100,232	100,232

Total	$267,000	$243,606	$243,630	$298,504	$272,635	$272,695

          Gross premiums written decreased in the nine months ended September 30, 2012 as compared to the same period of 2011 by 10.6%, driven predominantly by the Other Life business. The decrease was in line with the run-off expectations combined with unfavorable foreign exchange movements. Ceded premiums written marginally decreased largely due to timing differences.

          Net premiums earned decreased in the nine months ended September 30, 2012 as compared to the same period of 2011 by 10.6%. This decrease was consistent with the decrease in gross premiums written as described above.

          Claims and policy benefit reserves decreased by 9.3% in the nine months ended September 30, 2012 as compared to the same period of 2011, as a result of the factors noted above affecting gross and net premiums written, partially offset by adverse reserve development.

          Acquisition costs decreased in the nine months ended September 30, 2012 as compared to the same period of 2011 by 2.3%, mainly due to the natural run-off of the business and lower letters of credit costs, which more than offset an increase in profit commissions in the current quarter.

          Operating expenses increased by 7.6% in the nine months ended September 30, 2012 as compared to the same period in the prior year due to certain accrual adjustments in the prior year that lowered the expenses in that period.

          Net investment income is included in the calculation of contribution from Life operations, as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. Net investment income decreased by 6.8% in the nine months ended September 30, 2012 as compared to the same period of 2011 due to unfavorable foreign exchange movements, lower investment yields and a lower invested asset base, reflecting the run-off nature of the Life operations business.

Investment Activities

          The following table illustrates the change in net investment income from P&C operations, net income from investment fund affiliates, net realized (losses) gains on investments and net realized and unrealized gains (losses) on investment derivative instruments for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,

(U.S. dollars in thousands)	2012	2011	% change

Net investment income - P&C operations (1)	$544,203	$627,492	(13.3)%
Net income (loss) from investment fund affiliates (2)	38,555	30,277	27.3%
Net realized gains (losses) on investments	2,917	(138,335)	NM	*
Net realized and unrealized gains (losses) on investment and other derivative instruments (3)	2,656	(34,299)	NM	*

(1)	Net investment income relating to P&C operations includes the net investment income related to the net results from structured products.
(2)

The Company generally records the income related to alternative fund affiliates on a one-month lag and the private investment fund affiliates on a three-month lag based upon the availability of the information provided by the investees.

(3)

For a summary of realized and unrealized gains and losses on all derivative instruments, see Item 1, Note 6, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements included herein.

*	NM - Not Meaningful

          Net investment income related to P&C business decreased in the nine months ended September 30, 2012 as compared to the same period of 2011 due primarily to a reduction in investment yields as well as an accumulation of cash over the prior year given uncertainty in Europe and a negative adjustment related to inflation protected holdings.

          Net income from investment fund affiliates increased in the nine months ended September 30, 2012 as compared to the same period of 2011. Alternative fund affiliate results were significantly higher in the nine months ended September 30, 2012 relative to the same period of 2011, while results from private fund affiliates, while positive, were lower than the same period of 2011.

          The Company manages its fixed income portfolio in accordance with investment guidelines approved by the Risk and Finance Committee of the Board of Directors of XL-Ireland. The following is a summary of the investment portfolio returns for the nine months ended September 30, 2012 and 2011 of the fixed income and non-fixed income portfolios:

	Nine Months Ended September 30,
	2012 (1)	2011 (1)

Total Return on Investments	5.6%	4.1%
P&C fixed income portfolio	4.7%	3.6%
Life fixed income portfolio	9.2%	6.3%

Other Portfolios (2)
Alternative portfolio (3)	3.3%	3.0%
Equity portfolio	11.7%	(12.9)%
High-Yield fixed income portfolio	6.9%	(0.4)%

(1)

Portfolio returns are calculated by dividing the sum of gross investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio. The performance of investment portfolios is measured on a local currency basis and is not annualized. For aggregate performance calculation, respective local currency balances are translated to U.S. dollars at quarter end rates to calculate composite portfolio results.

(2)	Performance on Other Portfolios is included in the Total Return on Investments.
(3)	Performance on the alternative portfolio reflects the nine months ended August 31, 2012 and 2011, respectively.

Net Realized Gains and Losses on Investments and Other-than-Temporary Declines in the Value of Investments

          Net realized gains on investments of $2.9 million in the nine months ended September 30, 2012 included net realized losses of approximately $61.8 million related to the write-down of certain of the Company’s AFS investments as well as losses arising on targeted sales of European financial exposures. In addition, included in the net realized gains noted above are net realized gains of $57.6 million due primarily to gains from a repositioning of the Agency RMBS portfolio and net realized gains of $33.8 million on sales of equity securities.

          The significant components of the net impairment charges of $61.8 million for the nine months ended September 30, 2012 were:

▪

$36.9 million for structured securities where the Company determined that the likely recovery on these securities was below the carrying value and, accordingly, recorded an impairment of the securities to the discounted value of the cash flows expected to be received on these securities.

▪

$15.4 million related to medium term notes backed primarily by European investment grade credit. On certain notes, management concluded that expected future returns on the underlying assets were not sufficient to support the previously reported amortized cost. The Company also adjusted the estimated remaining holding period of certain notes resulting in a shorter reinvestment spectrum.

▪	$3.4 million related to certain equities as the holdings were in a loss position for more than 11 months.

▪	$2.7 million related to private investments.

▪	$2.2 million related to currency losses primarily arising on U.K. sterling denominated securities held in U.S. dollar portfolios.

▪	$1.2 million for corporate securities, excluding medium term notes, principally on hybrid securities which had not been called on the first call date.

          Net realized losses on investments during the nine months ended September 30, 2011 included net realized losses of $131.4 million related to the write-down of certain of the Company’s fixed income, equity and other investments with respect to which the Company determined that there was an other-than-temporary decline in the value of those investments as well as $6.9 million of net realized losses from sales of investments principally on European financials and non-Agency RMBS partially offset by gains on Agency RMBS.

Net Realized and Unrealized Gains and Losses on Derivatives

          Net realized and unrealized gains on derivatives of $2.7 million in the nine months ended September 30, 2012 resulted from the Company’s investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments. For a further discussion, see Item 1, Note 6, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements included herein.

Other Revenues and Expenses

          The following table sets forth other revenues and expenses of the Company for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,

(U.S. dollars in thousands)	2012	2011	% change

Net income (loss) from operating affiliates (1)	$41,731	$95,439	(56.3)%
Exchange gains (losses)	(13,432)	38,409	NM *
Corporate operating expenses	(151,925)	(109,105)	39.2%
Interest expense (2)	(79,601)	(119,383)	(33.3)%
Income tax expense	(51,813)	(16,747)	NM *

(1)	The Company generally records the income related to certain operating affiliates on a three-month lag based upon the availability of the information provided by the investees.
(2)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.
*	NM – Not meaningful

The following table sets forth the net income (loss) from operating affiliates for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,

(U.S. dollars in thousands)	2012	2011	% change

Net income (loss) from financial operating affiliates	$—	$(1,018)	(100.0)%
Net income (loss) from investment manager affiliates	17,203	76,799	(77.6)%
Net income (loss) from strategic operating affiliates	24,528	19,658	24.8%

Total	$41,731	$95,439	(56.3)%

          The financial operating affiliate loss in the nine months ended September 30, 2011 is wholly attributable to a write down in the value of one investment following a restructuring.

          Investment manager affiliate income decreased significantly in the nine months ended September 30, 2012 as compared to the same period of the prior year. The prior year results included the positive impact of the sale of the Company’s ownership stake in Finisterre, especially strong performance by the investment manager affiliates (including Finisterre prior to the closing of the sale transaction) and the achievement of results that surpassed certain performance fee hurdles by various funds under management in the second quarter of 2011, as compared to solid results for the investment manager affiliates in the nine months ended September 30, 2012.

          Strategic operating affiliate income increased in the nine months ended September 30, 2012 as compared to the same period in the prior year primarily due to higher income related to an insurance affiliate that writes direct U.S. homeowners insurance.

          Foreign exchange losses in the nine months ended September 30, 2012 were a result of an overall weakening of the value of the U.S. dollar against the Company’s major currency exposures, which include the U.K. sterling, the Euro and the Swiss franc. In the nine months ended September 30, 2011, the foreign exchange gains were due to a stronger U.S. dollar against Australian and Canadian dollars but weaker against the Swiss franc and the Euro.

          Corporate operating expenses increased in the nine months ended September 30, 2012 as compared to the same period in the prior year primarily as a result of performance based compensation costs and certain strategic corporate initiatives taking place in 2012.

          Interest expense decreased in the nine months ended September 30, 2012 as compared to the same period in the prior year as a result of the overall reduction in the Company’s debt following the repayment at maturity on January 15, 2012 of $600 million 6.5% XLCFE Notes, the purchase and retirement of the $575 million 8.25% Senior Notes in August 2011, partially offset by the issuance of $400 million 5.75% Senior Notes in September 2011. For further information about these debt financing transactions see Item 8, Note 13, “Notes Payable and Debt Financing Arrangements,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

          A tax charge of $51.8 million was incurred in the nine months ended September 30, 2012 and a tax charge of $16.7 million was incurred in the nine months September 30, 2011. The increase in the tax charge arose principally from higher income in taxable jurisdictions in the nine months ended September 30, 2012 than in the previous year.

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

          At September 30, 2012 and December 31, 2011, total investments, cash and cash equivalents, accrued investment income and net receivable/(payable) for investments sold/(purchased) were approximately $37 billion and $36 billion, respectively. The following table summarizes the composition of the Company’s invested assets at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011

(U.S. dollars in thousands)	Carrying Value (1)	Percent of Total	Carrying Value (1)	Percent of Total

Cash and cash equivalents	$3,197,305	8.7%	$3,825,125	10.7%
Net receivable/ (payable) for investments sold/ (purchased)	(236,302)	(0.6)%	1,233	0.0%
Accrued investment income	365,516	1.0%	331,758	0.9%
Short-term investments	323,705	0.9%	359,063	1.0%
Fixed maturities - AFS:
U.S. Government and Government-Related/Supported (2)	2,135,368	5.8%	1,990,983	5.5%
Corporate - Financials (3) (4) (5)	2,944,630	8.0%	3,038,398	8.5%
Corporate - Non Financials (4)	7,062,507	19.2%	7,070,224	19.7%
RMBS – Agency	5,376,903	14.7%	5,379,406	15.0%
RMBS – Non-Agency	636,325	1.7%	641,815	1.8%
CMBS	1,034,409	2.8%	974,835	2.8%
CDO	682,566	1.9%	658,602	1.8%
Other asset-backed securities (5)	1,458,544	4.0%	1,340,249	3.7%
U.S. States and political subdivisions of the States	1,820,105	5.0%	1,797,378	5.0%
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (2)	4,274,936	11.7%	3,298,135	9.2%

Total fixed maturities - AFS	$27,426,293	74.8%	$26,190,025	73.0%
Fixed maturities - HTM:
U.S. Government and Government-Related/Supported (2)	10,845	0.0%	10,399	0.0%
Corporate - Financials (3) (4) (5)	267,069	0.7%	305,122	0.9%
Corporate - Non Financials (4)	1,163,151	3.2%	985,087	2.7%
RMBS – Non-Agency	83,896	0.2%	80,955	0.2%
CMBS	12,917	0.0%	—	0.0%
Other asset-backed securities (5)	224,508	0.6%	288,741	0.8%
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (2)	1,043,410	2.8%	998,674	2.8%

Total fixed maturities - HTM	$2,805,796	7.5%	$2,668,978	7.4%
Equity securities (6)	565,927	1.5%	468,197	1.3%
Investments in affiliates	1,027,122	2.8%	1,052,729	2.9%
Other investments	1,215,556	3.4%	985,262	2.8%

Total investments and cash and cash equivalents	$36,690,918	100.0%	$35,882,370	100.0%

(1)	Carrying values represents the fair value for available for sale fixed maturities and amortized cost for held to maturity securities.
(2)

U.S. Government and Government-Related/Supported and Non U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported include government-related securities with an amortized cost of $2,182.5 million and $1,878.3 million and fair value of $2,258.6 million and $1,915.6 million at September 30, 2012 and December 31, 2011, respectively, and U.S. Agencies with an amortized cost of $453.8 million and $494.0 million and fair value of $499.5 million and $541.2 million at September 30, 2012 and December 31, 2011, respectively.

(3)

Included in Corporate - Financials are gross unrealized losses of $56.1 million and $108.8 million on Tier One and Upper Tier Two securities of financial institutions (“Hybrids”) with fair value of $348.8 million and $386.1 million at September 30, 2012 and December 31, 2011, respectively, as well as gross unrealized losses of $19.8 million and $70.1 million on subordinated debt (including lower Tier Two securities) with a fair value of $656.7 million and $701.3 million at September 30, 2012 and December 31, 2011, respectively.

(4)

Included within Corporate are certain floating rate medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes have a fair value of $192.3 million and $266.0 million and an amortized cost of $199.8 million and $297.7 million at September 30, 2012 and December 31, 2011, respectively. These securities have been allocated ratings of the underlying pool of securities. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(5)

At September 30, 2012, Covered Bonds within Fixed maturities – AFS with a carrying value of $599.9 million and Covered Bonds within Fixed maturities – HTM with a carrying value of $8.3 million have been included within Other asset-backed securities to align the Company’s classification to market indices. Covered Bonds were included in Corporate prior to January 1, 2012. At December 31, 2011, Covered Bonds within Fixed maturities – AFS with a carrying value of $353.9 million and Covered Bonds within Fixed maturities – HTM with a carrying value of $7.7 million have been reclassified from Corporate to Other asset-backed securities to conform to the current period presentation.

(6)	Included within equity securities are investments in fixed income funds of $99.3 million and $91.6 million at September 30, 2012 and December 31, 2011, respectively.

          The Company reviews its corporate debt investments on a regular basis to consider its concentration, credit quality and compliance with established guidelines. At both September 30, 2012 and December 31, 2011, the average credit quality of the Company’s total fixed income portfolio (including fixed maturities, short-term investments, cash and cash equivalents and net receivable/(payable) for investment sold/(purchased)) was “Aa2/AA”. Included in the table below are the credit ratings of the fixed income portfolio excluding operating cash at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011

Investments by Credit Rating (1) (2) (U.S. dollars in millions)	Carrying Value	Percent of Total	Carrying Value	Percent of Total

AAA	$17,065	51.5%	$16,276	51.1%
AA	5,091	15.4%	5,266	16.6%
A	6,980	21.1%	7,098	22.3%
BBB	3,083	9.3%	2,418	7.6%
BB and below	849	2.6%	718	2.3%
Not rated	18	0.1%	39	0.1%

Total	$33,086	100.0%	$31,815	100.0%

(1)

At September 30, 2012 and December 31, 2011, $192.3 million and $266.0 million or 0.6% and 0.8% of the portfolio, respectively, represents medium term notes rated at the average credit rating of the underlying asset pools backing the notes.

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

Gross and Net Unrealized Gains and Losses on Investments

          The Company had gross unrealized losses totaling $396.6 million on 1,072 securities out of a total of 7,215 held at September 30, 2012 in its AFS portfolio and $6.0 million on 9 securities out of a total of 207 held in its HTM portfolio, which it considers to be temporarily impaired or with respect to which it reflects non-credit losses on OTTI. Individual security positions comprising this balance have been evaluated by management, in conjunction with its investment managers, to determine the severity of these impairments and whether they should be considered other-than-temporary.

          Gross unrealized losses can be attributed to the following significant drivers:

•

gross unrealized losses of $118.9 million related to the P&C portfolios of Core CDO holdings (defined by the Company as investments in non-subprime CDOs), which consisted primarily of collateralized loan obligations (“CLOs”) and had a fair value of $682.6 million at September 30, 2012.

•

gross unrealized losses of $107.8 million related to the Non-Agency RMBS portfolio (which consists of the Company’s holdings of sub-prime Non-Agency RMBS, second liens, ABS CDOs with sub-prime collateral, Alt-A and Prime RMBS), which had a fair value of $720.2 million at September 30, 2012. The Company has incurred realized losses, consisting of charges for OTTI and realized losses from sales, of approximately $1.4 billion since the beginning of 2007 through September 30, 2012 on these asset classes.

•

gross unrealized losses of $105.5 million related to the Company’s Life operations investment portfolio, which had a fair value of $6.5 billion at September 30, 2012. Of these gross unrealized losses, $65.8 million related to $3.7 billion of exposures to corporate financial institutions, including $284.7 million related to Tier One and Upper Tier Two securities.

At September 30, 2012, this portfolio had an average interest rate duration of 8.7 years, primarily denominated in U.K. sterling and Euros. As a result of the long duration, significant gross losses have arisen as the fair values of these securities are more sensitive to prevailing government interest rates and credit spreads. This portfolio is generally matched to corresponding long duration liabilities. A hypothetical parallel increase in interest rates and credit spreads of 50 and 25 basis points, respectively, would increase the unrealized losses related to this portfolio at September 30, 2012 by approximately $297.1 million and $115.2 million, respectively, on both the AFS and HTM Life operations investments portfolios.

Given the long-term nature of the Life operations investments portfolio, the level of credit spreads on financial institutions at September 30, 2012 relative to historical averages within the U.K. and Euro-zone, and the Company’s liquidity needs at September 30, 2012, the Company believes that these assets will continue to be held until such time as they mature, or credit spreads on financial institutions revert to levels more consistent with historical averages.

•

gross unrealized losses of $60.9 million related to the corporate holdings within the Company’s non-life fixed income portfolios, which had a fair value of $7.8 billion at September 30, 2012. Of the gross unrealized losses, $29.9 million relate to financial institutions. In addition, $10.2 million relate to medium term notes primarily supported by pools of European investment grade credit with varying degrees of leverage. These had a fair value of $192.3 million at September 30, 2012. Management believes that expected cash flows from these bonds over the expected holding period will be sufficient to support the remaining reported amortized cost.

          The following is the maturity profile of the available for sale fixed income securities that were in a continual gross unrealized loss position at September 30, 2012:

	September 30, 2012

	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position

(U.S. dollars in thousands)
Security Type and Length of Time in a Continual Unrealized Loss Position

Fixed Maturities and Short-Term Investments
Less than 6 months	$(6,091)	$892,535
At least 6 months but less than 12 months	(6,494)	153,590
At least 12 months but less than 2 years	(27,976)	275,676
2 years and over	(350,771)	2,042,863

Total	$(391,332)	$3,364,664

Equities
Less than 6 months	$(139)	$2,884
At least 6 months but less than 12 months	(5,114)	269,659

Total	$(5,253)	$272,543

          The following is the maturity profile of the AFS fixed income securities that were in a continual gross unrealized loss position at September 30, 2012:

	September 30, 2012

	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position

(U.S. dollars in thousands)
Maturity profile in years of AFS fixed income securities in a gross unrealized loss position

Less than 1 year remaining	$(14,923)	$350,319
At least 1 year but less than 5 years remaining (1)	(55,465)	874,881
At least 5 years but less than 10 years remaining (1)	(28,958)	286,135
At least 10 years but less than 20 years remaining (1)	(28,481)	160,842
At least 20 years or more remaining (1)	(10,631)	101,398
RMBS - Agency	(2,738)	160,332
RMBS - Non-Agency	(107,757)	476,183
CMBS	(3,987)	115,455
CDO	(118,906)	669,199
Other asset-backed securities	(19,486)	169,920

Total	$(391,332)	$3,364,664

(1)

Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments senior to the common and preferred equities of the financial institutions, are allocated based on the call date and medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage are allocated on contractual maturity.

          The following is the maturity profile of the HTM fixed income securities that were in a gross unrealized loss position at September 30, 2012:

	September 30, 2012

	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position

(U.S. dollars in thousands)
Maturity profile in years of HTM fixed income securities in a gross unrealized loss position

At least 5 years but less than 10 years remaining	$(72)	$2,347
At least 10 years but less than 20 years remaining	(1,507)	29,071
At least 20 years or more remaining	(4,155)	20,502
Other asset-backed securities	(295)	9,509

Total	$(6,029)	$61,429

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

          Levels of write down or OTTI are also impacted by the Company’s assessment of the intent to sell securities that have declined in value prior to recovery. If, due to changes in circumstances, the Company determines to reposition or realign portions of the portfolio and the Company determines not to hold certain securities in an unrealized loss position to recovery, the Company will incur OTTI charges, which could be significant.

          Gross Unrealized Gains and Losses

          Management, in its assessment of whether securities in a gross unrealized loss position are temporarily impaired, considers the significance of the impairments. These securities include gross unrealized losses of $107.8 million on non-Agency RMBS, $118.9 million on Core CDOs and $4.0 million on CMBS holdings. At September 30, 2012, the Company had structured credit securities with gross unrealized losses of $37.0 million, which had a fair value of $12.0 million and a cumulative fair value decline of greater than 50% of amortized costs. All of these are mortgage-and asset-backed securities. The Company has evaluated each of these securities in conjunction with its investment manager service providers and believes it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost.

          Net Unrealized Gains and Losses – Corporate Financial Sector Securities

          At September 30, 2012, approximately $1.2 billion of the Company’s $3.2 billion in corporate financial sector securities was held in the portfolios supporting the Company’s Life operations portfolios representing 65.0% of the gross unrealized losses on this asset class. The assets associated with that business are more heavily weighted towards longer term securities from financial institutions, including a significant portion of the Company’s Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments senior to the common and preferred equity of the financial institutions. Financials held in Life operations portfolios accounted for $22.5 million of the Company’s net unrealized loss at September 30, 2012. At September 30, 2012, approximately 45.3% of the overall sensitivity to interest rate risk and 36.6% of the overall sensitivity to credit risk was related to the Life operations portfolios, despite these portfolios accounting for only 20.3% of the fixed income portfolio.

          Net Unrealized Gains and Losses – Structured Securities

          The following table details the current exposures to structured credit portfolios excluding Agency RMBS within the Company’s fixed income portfolio as well as the current net unrealized (loss) gain position at September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011

(U.S. dollars in thousands)	Carrying Value	Percent of Fixed Income Portfolio	Net Unrealized Gain (Loss)	Carrying Value	Percent of Fixed Income Portfolio	Net Unrealized Gain (Loss)

RMBS - Non-Agency:
Sub-prime first lien mortgages	$293,709	1.0%	$(64,510)	$295,498	1.0%	$(136,981)
Alt-A mortgages	138,418	0.5%	(4,793)	114,506	0.4%	(39,659)
Second lien mortgages (including sub-prime second lien mortgages)	26,944	0.1%	105	26,461	0.1%	(6,076)
Prime RMBS	142,582	0.5%	(620)	158,264	0.5%	(26,328)
Other assets	118,568	0.4%	358	128,041	0.4%	5,790

Total exposure to Non-Agency RMBS	$720,221	2.5%	$(69,460)	$722,770	2.4%	$(203,254)
CMBS	1,047,326	3.5%	71,044	974,835	3.3%	47,152
Core CDOs (1)	682,566	2.3%	(109,171)	662,949	2.3%	(185,611)
Other Structured	1,683,052	5.6%	37,539	1,635,162	5.6%	7,732

Total Non-Agency Structured Securities	$4,133,165	13.9%	$(70,048)	$3,995,716	13.6%	$(333,981)

(1)	The Company defines Core CDOs as investments in non-subprime collateralized debt obligations, which primarily consisted of CLOs.

          At September 30, 2012, the Company’s sub-prime, Alt-A and CDO exposures had adequate underlying asset characteristics and the Company believed at such date that the current amortized cost levels were at or below the discounted cash flow value of the holdings, based on an analysis of subordination levels relative to current expectations of prepayment rates, probability of default and loss severity in the event of default. Approximately $38.8 million of the Company’s Non-Agency RMBS were downgraded during the three months ended September 30, 2012. However, 40.6% of the Company’s holdings in Non-Agency RMBS remain rated investment grade at September 30, 2012.

          Refer to “Significant Items Affecting the Results of Operations” above for further discussion surrounding the impact of credit market movements on the Company’s investment portfolio.

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

          The following is an analysis of the Company’s AFS and HTM fixed maturity investment exposures related to this GIIPS crisis at September 30, 2012 and December 31, 2011 and the contractual maturities of these securities. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2012		December 31, 2011

(U.S. dollars in thousands)	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value

Fixed maturities GIIPS - AFS
Government and government related – National Governments	$5,431	$4,854	$6,601	$5,927
Government and government related – Local Governments	5,594	5,594	—	—
Corporate investments – Financial Institutions	372	368	6,001	4,626
Corporate investments – Non-Financial Institutions	57,277	54,014	138,834	131,890
Structured Credit (1)	8,216	9,885	22,172	19,417

Total fixed maturities GIIPS - AFS	$76,890	$74,715	$173,608	$161,860

Due less than one year	$4,810	$4,822	$13,824	$14,028
Due after 1 through 5 years	17,984	17,269	32,992	31,050
Due after 5 through 10 years	20,425	19,797	72,988	70,651
Due after 10 years	33,671	32,827	53,804	46,131

	$76,890	$74,715	$173,608	$161,860

Fixed maturities GIIPS - HTM
Government and government related – National Governments	$12,285	$9,483	$11,738	$8,739
Government and government related – Local Governments	—	—	9,360	7,649
Corporate investments – Non-Financial Institutions	59,725	57,309	72,782	65,380
Structured Credit (1)	—	—	—	—

Total fixed maturities GIIPS - HTM	$72,010	$66,792	$93,880	$81,768

Due less than one year	$—	$—	$6,264	$6,233
Due after 1 through 5 years	4,326	4,336	4,199	4,110
Due after 5 through 10 years	12,450	12,883	20,705	18,260
Due after 10 years	55,234	49,573	62,712	53,165

Total	$72,010	$66,792	$93,880	$81,768

(1)

During 2012, Covered Bonds have been included within Other asset-backed securities under Structured Credit to align the Company’s classification to market indices. Prior periods have been reclassified to conform to current period presentation.

          The following table details the gross and net unrealized (loss) gain position at September 30, 2012 relating to GIIPS:

	September 30, 2012

(U.S. dollars in thousands)	Greece	Italy	Ireland	Portugal	Spain	TOTAL

Gross Unrealized (Losses) - GIIPS
Government and government related – National Governments	$—	$(3,379)	$—	$—	$—	$(3,379)
Government and government related – Local Governments	—	—	—	—	—	—
Corporate investments – Financial Institutions	—	—	(4)	—	—	(4)
Corporate investments – Non-Financial Institutions	(39)	(4,005)	—	—	(2,547)	(6,591)
Structured Credit (1)	—	—	(46)	—	—	(46)

Total gross unrealized gains (losses) relating to GIIPS	$(39)	$(7,384)	$(50)	$—	$(2,547)	$(10,020)

Net Unrealized Gains (Losses) - GIIPS
Government and government related – National Governments	$—	$(577)	$—	$—	$—	$(577)
Government and government related – Local Governments	—	—	—	—	—	—
Corporate investments – Financial Institutions	—	—	(4)	—	—	(4)
Corporate investments – Non-Financial Institutions	239	(2,098)	—	—	(1,404)	(3,263)
Structured Credit (1)	—	—	1,669	—	—	1,669

Total net unrealized gains (losses) relating to GIIPS	$239	$(2,675)	$1,665	$—	$(1,404)	$(2,175)

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

          Valuation Methodology of Level 3 Assets and Liabilities

          Refer to Item 1, Note 3, “Fair Value Measurements,” of the Unaudited Consolidated Financial Statements included herein, for a description of the valuation methodology utilized to value Level 3 assets and liabilities, how the valuation methodology is validated as well as further details associated with various assets classified as Level 3. At September 30, 2012, the Company did not have any liabilities that were carried at fair value based on Level 3 inputs other than derivative instruments in a liability position at September 30, 2012.

          Fair Value of Level 3 Assets and Liabilities

          At September 30, 2012, the fair value of Level 3 assets and liabilities as a percentage of the Company’s total assets and liabilities that are carried at fair value was as follows:

(U.S. dollars in thousands)	Total Assets and Liabilities Carried at Fair Value at September 30, 2012	Fair Value of Level 3 Assets and Liabilities	Level 3 Assets and Liabilities as a Percentage of Total Assets and Liabilities Carried at Fair Value, by Class

Assets
Fixed maturities, at fair value
U.S. Government and Government Agency-Related/Supported	$2,135,368	$—	0.0%
Corporate (1)	10,007,137	29,135	0.3%
RMBS – Agency	5,376,903	33,857	0.6%
RMBS – Non-Agency	636,325	7,839	1.2%
CMBS	1,034,409	33,369	3.2%
CDO	682,566	674,793	98.9%
Other asset-backed securities (1)	1,458,544	17,163	1.2%
U.S. States and political subdivisions of the States	1,820,105	—	0.0%
Non-U.S. Sovereign Government, Supranational and Government-Related	4,274,936	—	0.0%

Total Fixed maturities, at fair value	$27,426,293	$796,156	2.9%
Equity securities, at fair value	565,927	—	0.0%
Short-term investments, at fair value	323,705	—	0.0%

Total investments available for sale	$28,315,925	$796,156	2.8%
Cash equivalents (2)	2,359,617	—	0.0%
Other investments (3)	903,788	119,975	13.3%
Other assets (4)	52,151	—	0.0%

Total assets carried at fair value	$31,631,481	$916,131	2.9%

Liabilities
Financial instruments sold, but not yet purchased (5)	$30,944	$—	0.0%
Other liabilities (6)	117,071	35,062	29.9%

Total liabilities carried at fair value	$148,015	$35,062	23.7%

(1)

During 2012, Covered Bonds previously included as Corporate securities are now classified as Other asset-backed securities to align the Company’s classification to market indices. At September 30, 2012, these securities had a fair value of $599.9 million.

(2)	Cash equivalents balances subject to fair value measurements include certificates of deposit and money market funds.

(3)

The Other investments balance excludes certain structured transactions including certain investments in project finance transactions and a payment obligation (for further information, see Item 8, Note 7, “Other Investments,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011) that has provided liquidity financing to a structured credit vehicle as a part of a third party medium term note facility. These Other investments are carried at amortized cost that totaled $311.8 million at September 30, 2012 and $323.7 million at December 31, 2011.

(4)	Other assets include derivative instruments, reported on a gross basis.

(5)	Financial instruments sold, but not yet purchased are included within “Payable for investments purchased” on the balance sheet.

(6)	Other liabilities include derivative instruments, reported on a gross basis.

          At September 30, 2012, the Company’s Level 3 assets represented approximately 2.9% of assets that are measured at fair value and less than 2% of total assets. The Company’s Level 3 liabilities represented approximately 23.7% of liabilities that are measured at fair value and less than 1% of total liabilities at September 30, 2012.

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

          Unpaid losses and loss expenses totaled $20.1 billion and $20.6 billion at September 30, 2012 and December 31, 2011, respectively. The table below represents a reconciliation of the Company’s P&C unpaid losses and loss expenses for the nine months ended September 30, 2012:

(U.S. dollars in thousands)	Gross unpaid losses and loss expenses	Unpaid losses and loss expenses recoverable	Net unpaid losses and loss expenses

Balance at December 31, 2011	$20,613,901	$(3,629,928)	$16,983,973
Losses and loss expenses incurred	2,994,257	(419,761)	2,574,496
Losses and loss expenses paid/recovered	(3,631,839)	766,224	(2,865,615)
Foreign exchange and other	98,349	(15,846)	82,503

Balance at September 30, 2012	$20,074,668	$(3,299,311)	$16,775,357

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

          Unpaid losses and loss expense recoverables were $3.3 billion and $3.7 billion at September 30, 2012 and December 31, 2011, respectively. At both September 30, 2012 and December 31, 2011, reinsurance balances receivable were $0.2 billion. The table below presents the Company’s net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable as follows:

	September 30, 2012	December 31, 2011

Reinsurance balances receivable	$263,951	$263,877
Reinsurance recoverable on future policy benefits	19,955	25,020
Reinsurance recoverable on unpaid losses and loss expenses	3,360,935	3,685,260
Bad debt reserve on unpaid losses and loss expenses recoverable and reinsurance balances receivable	(100,324)	(99,192)

Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$3,544,517	$3,874,965

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

          As holding companies, XL-Ireland’s and XL-Cayman’s future cash flows largely depend on the availability of dividends or other statutorily permissible payments from subsidiaries. The ability to pay such dividends is limited by applicable laws and regulations of the various jurisdictions in which the Company’s principal operating subsidiaries operate, certain additional required regulatory approvals and financial covenants contained in the Company’s letters of credit and revolving credit facilities. The payment of dividends to the holding companies by the Company’s principal operating subsidiaries is regulated under the laws of various jurisdictions including Bermuda, the U.K., Ireland and Switzerland and certain insurance statutes of various states in the United States in which the principal operating subsidiaries are licensed to transact business and the other jurisdictions where the Company has regulated subsidiaries. See Item 8, Note 23, “Statutory Financial Data,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion and details regarding the dividend capacity of the Company’s major operating subsidiaries. See also Item 1A, “Risk Factors – Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends, make payments on our debt securities and make other payments,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The ability to pay such dividends is also limited by the regulations of the Society of Lloyd’s and certain contractual provisions. No assurance can be given that the Company’s subsidiaries will pay dividends in the future to XL-Ireland and XL-Cayman.

          Under Irish law, share premium was required to be converted to “distributable reserves” for the Company to have the ability to pay cash dividends and redeem and buyback shares following the Redomestication. On July 23, 2010, the Irish High Court approved XL-Ireland’s conversion of share premium to $5.0 billion of distributable reserves, subject to the completion of certain formalities under Irish Company law. These formalities were completed in early August 2010. At September 30, 2012, XL-Ireland had $3.7 billion in distributable reserves.

          During 2009, management changed the internal ownership structure of certain of the Company’s operating subsidiaries in Bermuda and Ireland in order to more efficiently utilize capital and to improve overall liquidity. In connection with these changes, certain dividends were paid to XL-Cayman by operating subsidiaries.

          At September 30, 2012, XL-Ireland and XL-Cayman held cash and investments, net of liabilities associated with cash sweeping arrangements, of $1.0 million and $1.1 billion, respectively, compared to $1.6 million and $2.0 billion, respectively, at December 31, 2011.

          All outstanding debt of the Company at September 30, 2012 and December 31, 2011 was issued by XL-Cayman except for the $600 million XLCFE Notes which were issued by XL Capital Finance (Europe) plc (“XLCFE”) and were repaid at maturity on January 15, 2012. Both XL-Cayman and XLCFE are wholly-owned subsidiaries of XL-Ireland. XL-Cayman’s outstanding debt is fully and unconditionally guaranteed by XL-Ireland. The Company’s ability to obtain funds from its subsidiaries to satisfy any of its obligations under guarantees is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the Company operates, including, among others, Bermuda, the United States, Ireland, Switzerland and the U.K. At December 31, 2011, required statutory capital and surplus for the principal operating subsidiaries of the Company was $6.7 billion.

          XL-Ireland and its subsidiaries provide no guarantees or other commitments (express or implied) of financial support to the Company’s subsidiaries or affiliates, except for such guarantees or commitments that are in writing.

          See also the Unaudited Consolidated Statements of Cash Flows in Item 1, Financial Statements included herein.

Sources of Liquidity for the Company

          At September 30, 2012, the consolidated Company had cash and cash equivalents of approximately $3.2 billion as compared to approximately $3.8 billion at December 31, 2011. There are three main sources of cash flows for the Company – those provided by operations, investing activities and financing activities.

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

          During the nine months ended September 30, 2012, net cash flows provided by operating activities were $894.2 million compared to net cash flows provided by operating activities of $365.5 million for the same period in 2011. The operating cash increase was primarily due to the increase in net income in the nine months ended September 30, 2012 compared to the same period in the prior year.

          Investing Cash Flows

          Generally, positive cash flow from operations and financing activities is invested in the Company’s investment portfolio, including affiliates or the acquisition of subsidiaries.

          Net cash used in investing activities was $337.8 million in the nine months ended September 30, 2012 compared to net cash provided of $268.7 million for the same period in 2011. These cash flows were associated with the normal purchase and sale of portfolio investments.

          Certain of the Company’s invested assets are held in trust and pledged in support of insurance and reinsurance liabilities as well as credit facilities. Such pledges are largely required by the Company’s operating subsidiaries that are “non-admitted” under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. Also, certain deposit liabilities and annuity contracts require the use of pledged assets. As further outlined in Item 1, Note 5, “Investments — Pledged Assets,” to the Unaudited Consolidated Financial Statements included herein, certain assets of the investment portfolio are collateralized for the Company’s letter of credit facilities. At September 30, 2012 and December 31, 2011, the Company had $17.5 billion and $17.2 billion in pledged assets, respectively.

          Financing Cash Flows

          Cash flows related to financing activities include ordinary and preferred share related transactions, the payment of dividends, the issue or repayment of preference ordinary shares and deposit liability transactions. During the nine months ended September 30, 2012, net cash flows used in financing activities were $1,204.4 million. Net cash outflows related primarily to the buybacks of the Company’s ordinary shares and repayment of debt as described below.

          On February 27, 2012, the Company announced that its Board of Directors approved a share buyback program, authorizing the Company to purchase up to $750 million of its ordinary shares. This authorization replaced the approximately $190 million remaining under the share buyback program that was authorized in November 2010 as described in further detail in Item 8, Note 18, “Share Capital,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. During the three months ended September 30, 2012, the Company purchased and canceled 5.3 million ordinary shares under the program for $125.0 million. During the nine months ended September 30, 2012, the Company purchased and canceled 16.2 million ordinary shares under the program for $350.0 million. All share buybacks were carried out by way of redemption in accordance with Irish law and the Company’s constitutional documents. All shares so redeemed were canceled upon redemption. At September 30, 2012, $400.0 million remained available for purchase under the program.

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

Capital Resources

          At September 30, 2012 and December 31, 2011, the Company had total shareholders’ equity of $11.8 billion and $10.8 billion, respectively. In addition to ordinary share capital, the Company depends on external sources of financing to support its underwriting activities in the form of:

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

          The following table summarizes the components of the Company’s current capital resources as follows:

(U.S. dollars in thousands)	September 30, 2012	December 31, 2011

Series D preference ordinary shares	$345,000	$345,000
Series E preference ordinary shares	999,500	999,500
Ordinary share capital	10,411,037	9,411,658

Total ordinary and non-controlling interests capital	$11,755,537	$10,756,158
Notes payable and debt	1,665,699	2,264,618

Total capital	$13,421,236	$13,020,776

          Ordinary Share Capital

          The following table reconciles the opening and closing ordinary share capital positions as follows:

(U.S. dollars in thousands)	September 30, 2012	December 31, 2011

Ordinary shareholders’ equity – beginning of period	$9,411,658	$9,597,473
Net income (loss) attributable to XL Group plc	569,686	(474,760)
Share buybacks	(351,158)	(667,022)
Share issues	6,176	573,015
Ordinary share dividends	(102,239)	(138,978)
Change in accumulated other comprehensive income	840,384	482,269
Share based compensation and other	36,530	39,661

Ordinary shareholders’ equity – end of period	$10,411,037	$9,411,658

          Debt

          The following tables present the Company’s debt under outstanding securities and lenders’ commitments at September 30, 2012:

				Payments Due by Period

(U.S. dollars in thousands)	Commitment/ Debt	In Use/ Outstanding	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years

4-year revolver	$1,000,000	$—	2015	$—	$—	$—	$—
5.25% Senior Notes	600,000	598,193	2014	—	600,000	—	—
5.75% Senior Notes	400,000	396,123	2021	—	—	—	400,000
6.375% Senior Notes	350,000	348,674	2024	—	—	—	350,000
6.25% Senior Notes	325,000	322,709	2027	—	—	—	325,000

	$2,675,000	$1,665,699		$—	$600,000	$—	$1,075,000

Adjustment to carrying value - impact of fair value hedges		$7,651

Total		$1,673,350

           “In Use/Outstanding” data represent September 30, 2012 accreted values. “Payments Due by Period” data represent ultimate redemption values.

          In addition, see Item 1, Note 13, “Notes Payable and Debt and Financing Arrangements,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for further information.

          At September 30, 2012, banks and investors provided the Company and its subsidiaries with $2.7 billion of debt capacity, of which $1.7 billion was utilized by the Company. These facilities consist of:

•	a revolving credit facility of $1.0 billion.

•

senior unsecured notes of approximately $1.7 billion. These notes require the Company to pay a fixed rate of interest during their terms. At September 30, 2012, there were four outstanding issues of senior unsecured notes:

•

$600 million senior notes due September 2014, with a fixed coupon of 5.25%. The security is publicly traded. The notes were issued in two tranches of $300 million aggregate principal amount each – one tranche at 99.432% and the other at 98.419% with aggregate net proceeds of $590.9 million. Related expenses of the offering amounted to $2.7 million.

•

$400 million senior notes due October 2021, with a fixed coupon of 5.75%. The security is publicly traded. The notes were issued at 100.0% and net proceeds were $395.7 million. Related expenses of the offering amounted to $4.3 million.

•

$350 million senior notes due November 2024, with a fixed coupon of 6.375%. The security is publicly traded. The notes were issued at 100.0% and net proceeds were $347.8 million. Related expenses of the offering amounted to $2.2 million.

•

$325 million of senior notes due May 2027, with a fixed coupon of 6.25%. The security is publicly traded. The notes were issued at 99.805% and net proceeds were $321.9 million. Related expenses of the offering amounted to $2.5 million.

          Preferred Shares and Non-controlling Interest in Equity of Consolidated Subsidiaries

          Neither the Redeemable Series C preference ordinary shares nor the Series E preference ordinary shares were transferred from XL-Cayman to XL-Ireland in the Redomestication. Accordingly, subsequent to July 1, 2010, these instruments represent non-controlling interests in the consolidated financial statements of the Company and have been reclassified to non-controlling interest in equity of consolidated subsidiaries. See Item 8, Note 1, “General,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for further information. During the third quarter of 2011, all Redeemable Series C preference ordinary shares were purchased and canceled. At September 30, 2012, the face value of the outstanding Series E preference ordinary shares was $999.5 million.

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

          On December 5, 2011, the Company repurchased 5,000 of the outstanding Series D Preference Ordinary Shares with a liquidation preference value of $5.0 million for $3.7 million, including accrued dividends. As a result of these repurchases, the Company recorded a gain of approximately $1.3 million through Non-controlling interests in the Consolidated Statement of Income in the fourth quarter of 2011. At both September 30, 2012 and December 31, 2011, the face value of the outstanding Series D Preference Ordinary Shares was $345.0 million.

          Letter of Credit Facilities and other sources of collateral

          At September 30, 2012, the Company had five letter of credit (“LOC”) facilities in place with total availability of $4.0 billion, of which $1.8 billion was utilized.

				Amount of Commitment Expiration by Period

(U.S. dollars in thousands)	Commitment/ Debt	In Use/ Outstanding	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years

LOC Facility (1)	$1,000,000	$850,497	$2014	$—	$850,497	$—	$—
LOC Facility (2) (3)	1,350,000	116,664	2015	—	—	116,664	—
LOC Facility (3)	650,000	369,230	2015	—	—	369,230	—
LOC Facility	750,000	332,719	Continuous	—	—	—	332,719
LOC Facility	250,000	121,395	Continuous	—	—	—	121,395

Five LOC facilities	$4,000,000	$1,790,505		$—	$850,497	$485,894	$454,114

(1)	The Company has the option to increase the size of the March 2011 Credit Agreement by an additional $500 million.
(2)	This letter of credit facility includes $1.0 billion that is also included in the “4-year revolver” listed under Debt.
(3)	The Company has the option to increase the size of the facilities under the December 2011 Credit Agreements by an additional $500 million across both such facilities.

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

          All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following: (i) changes in the size of the Company’s claims relating to natural or man-made catastrophe losses due to the preliminary nature of some reports and estimates of loss and damage to date; (ii) trends in rates for property and casualty insurance and reinsurance; (iii) the timely and full recoverability of reinsurance placed by the Company with third parties, or other amounts due to the Company; (iv) changes in ratings or rating agency policies or practices; (v) changes in the projected amount of ceded reinsurance recoverables and the ratings and creditworthiness of reinsurers; (vi) the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by the Company; (vii) the Company’s ability to successfully implement its business strategy especially during a “soft” market cycle; (viii) increased competition on the basis of pricing, capacity, coverage terms or other factors, which could harm the Company’s ability to maintain or increase its business volumes or profitability; (ix) greater frequency or severity of claims and loss activity than the Company’s underwriting, reserving or investment practices anticipate based on historical experience or industry data; (x) changes in general economic conditions, including the effects of inflation on the Company’s business, including on pricing and reserving, and changes in interest rates, credit spreads, foreign currency exchange rates and future volatility in the world’s credit, financial and capital markets that adversely affect the performance and valuation of the Company’s investments or access to such markets; (xi) developments, including uncertainties related to: the future of the Euro-zone, the ability of Euro-zone countries to service existing debt obligations and the strength of the Euro as a currency; and to the financial condition of counterparties, reinsurers and other companies that are at risk of bankruptcy; (xii) the potential impact on the Company from government-mandated insurance coverage for acts of terrorism; (xiii) the potential for changes to methodologies, estimations and assumptions that underlie the valuation of the Company’s financial instruments that could result in changes to investment valuations; (xiv) changes to the Company’s assessment as to whether it is more likely than not that the Company will be required to sell, or has the intent to sell, available for sale debt securities before their anticipated recovery; (xv) the availability of borrowings and letters of credit under the Company’s credit facilities; (xvi) the ability of the Company’s subsidiaries to pay dividends to XL Group plc and XLIT Ltd.; (xvii) the potential effect of regulatory developments in the jurisdictions in which the Company operates, including those which could impact the financial markets or increase the Company’s business costs and required capital levels; (xviii) changes in regulations or laws applicable to XL Group plc or its subsidiaries, brokers or customers; (xix) acceptance of the Company’s products and services, including new products and services; (xx) changes in the availability, cost or quality of reinsurance; (xxi) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xxii) loss of key personnel; (xxiii) changes in accounting policies or practices or the application thereof; (xxiv) legislative or regulatory developments including, but not limited to, changes in regulatory capital balances that must be maintained by the Company’s operating subsidiaries and governmental actions for the purpose of stabilizing the financial markets; (xxv) the effects of mergers, acquisitions and divestitures; (xvi) developments related to bankruptcies of companies insofar as they affect property and casualty insurance and reinsurance coverages or claims that the Company may have as a counterparty; (xxvii) changes in applicable tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof; (xxviii) the effects of business disruption or economic contraction due to war, terrorism or other hostilities; (xxix) the Company’s ability to realize the expected benefits from the redomestication; and (xxx) the other factors set forth in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and the Company’s other documents on file with the SEC. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by the federal securities laws.

ANNUALIZED RETURN ON ORDINARY SHAREHOLDERS’ EQUITY CALCULATION

          The following is a reconciliation of the Company’s annualized return on ordinary shareholders’ equity for the three and nine months ended September 30, 2012 and 2011 to annualized net income (loss) attributable to ordinary shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands, except percentages)	2012	2011	2012	2011

Opening shareholders’ equity	$11,213,802	$10,614,451	$10,756,130	$10,599,769
Less: Non-controlling interest in equity of consolidated subsidiaries	(1,345,993)	(1,001,781)	(1,344,472)	(1,002,296)

Opening ordinary shareholders’ equity	$9,867,809	$9,612,670	$9,411,658	$9,597,473

Closing shareholders’ equity	11,757,419	10,928,706	11,757,419	10,928,706
Less: Non-controlling interest in equity of consolidated subsidiaries	(1,346,382)	(1,001,784)	(1,346,382)	(1,001,784)

Closing ordinary shareholders’ equity	$10,411,037	$9,926,922	$10,411,037	$9,926,922

Average ordinary shareholders’ equity	10,139,423	9,769,796	9,911,348	9,762,197

Net income (loss) attributable to ordinary shareholders	171,902	42,398	569,686	40,777
Annualized net income (loss) attributable to ordinary shareholders	687,608	169,592	759,581	54,369

Annualized return on ordinary shareholders’ equity - Net income (loss) attributable to ordinary shareholders	6.8%	1.7%	7.7%	0.6%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

          Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The Company’s fixed income portfolio is exposed to interest rate risk. The Company’s liabilities are accrued at a static rate from an accounting standpoint. However, management considers the liabilities to have an economic exposure to interest rate risk and manages the net economic exposure to interest rate risk considering both assets and liabilities. Interest rate risk is managed within the context of the Company’s Strategic Asset Allocation (“SAA”) process by specifying SAA benchmarks relative to the estimated duration of its liabilities and managing the fixed income portfolio relative to the benchmarks such that the overall economic effect of interest rate risk is within management’s risk tolerance. Nevertheless, the Company remains exposed to interest rate risk with respect to the Company’s overall net asset position and more generally from an accounting standpoint since the assets are marked to market, while liabilities are accrued at a static rate.

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

          The principal currencies creating foreign exchange risk for the Company are the U.K. sterling, the Euro, the Swiss franc and the Canadian dollar. The following table provides more information on the Company’s net exposures to its principal foreign currencies at September 30, 2012 and December 31, 2011:

(Foreign Currency in Millions)	September 30, 2012	December 31, 2011

Euro	145.7	52.0
U.K. Sterling	228.3	35.1
Swiss Franc	126.4	153.7
Canadian Dollar	186.6	222.5

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

          Credit Risk – Investment Portfolio

          Credit risk in the investment portfolio is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries and countries. A widening of credit spreads will increase the net unrealized loss position, will increase losses associated with credit-based derivatives where the Company assumes credit exposure, and, if issuer credit spreads increase significantly for an extended period of time and, in a period of increasing defaults, would also likely result in higher OTTI charges. All else held equal, credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. In addition, market volatility can make it difficult to value certain of the Company’s securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes that could have a material adverse effect on the Company’s consolidated results of operations or financial condition. The credit spread duration in the Company’s fixed income portfolio, excluding the impact of the HTM election, was 3.6 years at September 30, 2012.

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

          The table below shows the Company’s aggregate fixed income portfolio by credit rating in percentage terms of the Company’s aggregate fixed income exposure (including fixed maturities, short-term investments, cash equivalents and net payable for investments purchased) at September 30, 2012.

Percentage of Aggregated Fixed Income Portfolio (1)(2)

AAA	51.5%
AA	15.4%
A	21.1%
BBB	9.3%
BB or Below	2.6%
NR	0.1%

Total	100.0%

(1)	Included in the above are $192.3 million or 0.6% of the portfolio that represents medium term notes rated at the average credit rating of the underlying asset pools backing the notes.
(2)

The credit ratings above were principally determined based on the weighted average rating of the individual securities from Standard & Poor’s, Moody’s Investors Service and Fitch Ratings (where available). U.S. Agency debt and related mortgage backed securities, whether with implicit or explicit government support, reflects the credit quality rating of the U.S. government for the purpose of these calculations.

          At September 30, 2012, the average credit quality of the Company’s aggregate fixed income investment portfolio was “Aa2/AA”. The calculation of average credit quality excludes operating cash. The Company’s $9.4 billion portfolio of government and government related, agency, sovereign and cash holdings was rated “AAA” at September 30, 2012. The Company’s $11.4 billion portfolio of corporates was rated “A.” The Company’s $9.5 billion structured credit portfolio was “AA+” rated.

          The Company is closely monitoring its corporate financial bond holdings given the events of the past four years. The table below summarizes the Company’s significant exposures (defined as bonds issued by financial institutions with an amortized cost in excess of $50.0 million) to corporate bonds of financial issuers including Covered Bonds held within its AFS and HTM investment portfolio at September 30, 2012, representing both amortized cost and net unrealized gains (losses):

	September 30, 2012

(U.S. dollars in millions) Issuer (by Global Ultimate Parent) (1)	Weighted Average Credit Quality (2)	Amortized Cost	Unrealized Gain/ (Loss)

Lloyds Banking Group plc	AA	$163.6	$6.8
National Australia Bank Limited	AA-	141.9	5.0
Rabobank Nederland NV	AA	140.1	5.0
The Goldman Sachs Group, Inc.	BBB+	129.0	8.2
JPMorgan Chase & Co.	A-	121.5	(1.4)
Citigroup Inc.	BBB+	117.2	4.6
UBS AG	A+	115.0	2.4
Morgan Stanley	A-	108.9	2.1
Bank of America Corporation	BBB+	107.7	2.5
The Bank of Nova Scotia	AA	106.3	4.3
Wells Fargo & Company	A+	96.7	5.8
Westpac Banking Corporation	AA-	93.1	5.8
HSBC Holdings plc	A	86.9	(3.0)
Credit Suisse Group AG	A+	85.0	2.4
Commonwealth Bank of Australia	AA-	82.0	4.5
Canadian Imperial Bank of Commerce	AA+	74.2	3.4
Nordea Bank AB	AA	72.3	2.5
Standard Chartered plc	A	72.1	1.5
Royal Bank of Canada	AA-	70.6	2.2
Bank of Montreal	AA	66.4	3.1
The Bank of New York Mellon Corporation	AA-	65.2	2.9
Australia and New Zealand Banking Group Limited	A+	61.6	1.9
U.S. Bancorp	A+	56.0	3.0
BNP Paribas	A+	53.6	1.8
Government of Netherlands (ABN AMRO)	AAA+	53.1	6.6
Barclays plc	BBB-	52.1	(10.3)
Legal & General Group PLC	BBB+	50.4	(2.7)

(1)	Includes Covered Bonds.
(2)

The credit rating for each asset reflected above was principally determined based on the weighted average rating of the individual securities from Standard & Poor’s, Moody’s Investors Service and Fitch Ratings. U.S. Agency debt and related mortgage backed securities, whether with implicit or explicit government support, reflects the credit quality rating of the U.S. government for the purpose of these calculations.

          Within the Company’s corporate financial bond holdings, the Company is further monitoring its exposures to hybrid securities, representing Tier One and Upper Tier Two securities of various financial institutions. The following table summarizes the top ten exposures to hybrid securities, listed by amortized cost representing both amortized cost and unrealized (losses):

	September 30, 2012

(U.S. dollars in millions) Issuer (by Global Ultimate Parent)	Tier One Amortized Cost	Upper Tier Two Amortized Cost	Total Amortized Cost	Net Unrealized (Loss)

Barclays, Plc	$4.8	$44.5	$49.3	$(10.5)
JPMorgan Chas & Co.	30.2	—	30.2	(8.2)
Zurich Financial Services AG	—	26.8	26.8	(0.9)
Nationwide Building Society	25.6	—	25.6	(5.3)
HSBC Holdings PLC	23.0	—	23.0	(2.3)
Standard Life Plc	—	22.2	22.2	(2.0)
RSA Insurance Group Plc	—	21.4	21.4	(1.4)
The British United Provident Association Limited	—	20.9	20.9	(2.8)
National Australia Bank Limited	20.9	—	20.9	(1.4)
Aviva PLC	5.6	13.5	19.1	(4.0)

Total	$110.1	$149.3	$259.4	$(38.8)

          At September 30, 2012, the top 10 corporate financial holdings, which exclude government guaranteed and government sponsored enterprises, represented approximately 3.9% of the aggregate fixed income portfolio and approximately 11.3% of all corporate holdings. The top 10 corporate bond holdings listed below represent the direct exposure to the corporations listed below, including their subsidiaries, and excludes any securitized, credit enhanced and collateralized asset or mortgage-backed securities, cash and cash equivalents, pooled notes and any over-the-counter (“OTC”) derivative counterparty exposures, if applicable, but does include Covered Bonds.

Top 10 Corporate Financial Holdings (1)	Percentage of Aggregate Fixed Income Portfolio

Lloyds Banking Group PLC	0.5%
National Australia Bank Limited	0.5%
Rabobank Nederland NV	0.4%
The Goldman Sachs Group, Inc	0.4%
Citigroup Inc.	0.4%
JPMorgan Chase & Co.	0.4%
UBS AG	0.4%
Morgan Stanley	0.3%
Bank of America Corporation	0.3%
The Bank of Nova Scotia	0.3%

(1)	Corporate issuers include Covered Bonds.

          At September 30, 2012, the top 5 corporate sector exposures listed below represented 26.9% of the aggregate fixed income investment portfolio and 79.7% of all corporate holdings.

(U.S. dollars in millions) Top 5 Sector Exposures	Carrying Value	Percentage of Aggregate Fixed Income Portfolio

Financials (1)	$3,212.2	9.5%
Consumer, Non-Cyclical	2,278.2	6.7%
Utilities	1,533.1	4.5%
Communications	1,050.9	3.1%
Industrial	1,037.8	3.1%

Total	$9,112.2	26.9%

(1)	Government-guaranteed securities and Covered Bonds have been excluded from the above figures.

          Within the Company’s fixed income portfolios, the Company is further monitoring its exposures to holdings representing risk in certain Euro-zone countries (Greece, Italy, Ireland, Portugal and Spain). In particular, the carrying value of the Company’s holdings are: government holdings of $19.9 million, corporate holdings of $111.7 million (financials $0.4 million, non-financials $111.3 million) and structured credit holdings totaling $9.9 million in GIIPS. The non-financial corporate holdings primarily consist of securities issued by multinational companies with low reliance on local economics and systemically important industries such as utilities and telecoms. For further detail on the Company’s exposure to the Euro-zone sovereign debt crisis, please refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – European Sovereign Debt Crisis.”

          The Company also has exposure to credit risk associated with its mortgage-backed and asset-backed securities. The table below shows the breakdown of the $9.5 billion structured credit portfolio, of which 80.1% is AAA rated:

(U.S. dollars in millions)	Carrying Value	Percentage of Structured Portfolio

Agency RMBS	$5,376.9	56.5%
Other ABS (1)	1,683.1	17.7%
CMBS	1,047.3	11.0%
Non-Agency RMBS	720.2	7.6%
Core CDO (non-ABS CDOs and CLOs)	682.6	7.2%

Total	$9,510.1	100.0%

(1)	Includes Covered Bonds.

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

Equity Price Risk

          Equity price risk is the potential loss arising from changes in the market value of equities. The Company’s equity investment portfolio is exposed to equity price risk. At September 30, 2012, the Company’s equity portfolio was approximately $466.6 million as compared to $376.6 million at December 31, 2011. This excludes fixed income fund investments of $99.3 million and $91.6 million at September 30, 2012 and December 31, 2011, respectively, that generally do not have the risk characteristics of equity investments but are treated as equity investments under U.S. GAAP. At September 30, 2012 and December 31, 2011, the Company’s direct allocation to equity securities was 1.4% and 1.1%, respectively, of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased.) The Company also estimates the equity risk embedded in certain alternative and private investments. Such estimates are derived from market exposures provided to the Company by certain individual fund investments and/or internal statistical analyses.

Other Market Risks

          The Company’s private investment portfolio is invested in limited partnerships and other entities that are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments, and risks specific to startup or small companies. At September 30, 2012, the Company’s exposure to private investments, excluding unfunded commitments, was $300.0 million, representing 0.9% of the fixed income portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) compared to $288.4 million at December 31, 2011.

          The Company’s alternative investment portfolio, which is exposed to equity and credit risk as well as certain other market risks, had a total exposure of $1,240.0 million representing approximately 3.7% of the investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) at September 30, 2012, as compared to December 31, 2011, when the Company had a total exposure of $1,027.2 million representing approximately 3.1% of the fixed income investment portfolio.

          At September 30, 2012, bond and stock index futures outstanding had a net long position of $66.2 million as compared to a net long position of $12.6 million at December 31, 2011. The Company may reduce its exposure to these futures through offsetting transactions, including options and forwards.

          As noted above, the Company also invests in certain derivative positions that can be impacted by market value movements. For further details on derivative instruments, see Item 1, Note 6, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements included herein.

Sensitivity and Value-at-Risk Analysis

          The table below summarizes the Company’s assessment of the estimated impact on the value of the Company’s investment portfolio at September 30, 2012 associated with an immediate and hypothetical: +100bps increase in interest rates, a -10% decline in equity markets, a +100bps widening in spreads and a +10% widening in spreads. The table also reports the 95%, 1-year VaRs for the Company’s investment portfolios at September 30, 2012, excluding foreign exchange.

          The interest rate, spread risk, and VaR referenced in the table below include the impact of market movements on the Company’s held to maturity fixed maturities from the Company’s Life investment portfolios. While the market value of these holdings is sensitive to prevailing interest rates and credit spreads, the Company’s book value is not impacted as these holdings are carried at amortized cost. At September 30, 2012, if the Company were to exclude these impacts in order to present the impact of these risks to the Company’s book value, the interest rate risk would be reduced by approximately $326.8 million, absolute spread risk would be reduced by approximately $224.0 million, relative spread risk would be reduced by approximately $27.1 million, and VaR would be reduced by approximately $359.0 million.

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

(U.S. dollars in millions)	Interest Rate Risk (1)	Equity Risk (2)	Absolute Spread Risk (3)	Relative Spread Risk (4)	VaR (5), (6)

Total Investment Portfolio (7)	$(1,292.6)	$(104.0)	$(1,296.3)	$(164.3)	$996.0
A. P&C Investment Portfolio	$(715.4)	$(104.0)	$(799.0)	$(72.3)	$480.9
(I) P&C Fixed Income Portfolio	(715.4)	—	(799.0)	(72.3)	511.5
(a) Cash & Short Term Investments	(7.6)	—	(4.4)	—	2.9
(b) Total Government Related	(299.8)	—	(210.3)	(9.3)	176.0
(c) Total Corporate Credit	(269.7)	—	(301.6)	(33.8)	201.5
(d) Total Structured Credit	(138.3)	—	(282.7)	(29.1)	177.0
(II) P&C Non-Fixed Income Portfolio	—	(104.0)	—	—	139.3
(e) Equity Portfolio	—	(49.1)	—	—	74.9
(f) Alternative Portfolio	—	(22.3)	—	—	62.3
(g) Private Investments	—	(32.6)	—	—	56.0
(h) Other	—	—	—	—	2.9
B. Life Investment Portfolio	$(569.7)	$—	$(460.5)	$(87.9)	$578.0
(III) Life Fixed Income Portfolio	(569.7)	—	(460.5)	(87.9)	578.0
(i) Cash & Short Term Investments	—	—	—	—	0.1
(j) Total Government Related	(234.3)	—	(90.0)	(5.8)	258.5
(k) Total Corporate Credit	(273.4)	—	(298.6)	(65.4)	269.4
(l) Total Structured Credit	(62.0)	—	(71.9)	(16.8)	65.4
(IV) Life Non-Fixed Income Portfolio	—	—	—	—	—

(1)	The estimated impact on the fair value of the Company’s fixed income portfolio of an immediate hypothetical +100 bps adverse parallel shift in global bond curves.
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

(5)

The VaR results are based on a 95% confidence interval, with a one-year holding period, excluding foreign exchange rate risk. The Company’s investment portfolio VaR at September 30, 2012 is not necessarily indicative of future VaR levels as these are based on statistical estimates of possible price changes and, therefore, exclude other sources of investment return such as coupon and dividend income.

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

Stress Testing

          VaR does not provide the means to estimate the magnitude of the loss in the 5% of occurrences when the Company expects the VaR level to be exceeded. To complement the VaR analysis based on normal market environments, the Company considers the impact on the investment portfolio in several different stress scenarios to analyze the effect of unusual market conditions. The Company establishes certain stress scenarios that are applied to the actual investment portfolio. As these stress scenarios and estimated gains and losses are based on scenarios established by the Company, they will not necessarily reflect future stress events or gains and losses from such events. The results of the stress scenarios are reviewed on a regular basis to ensure they are appropriate, based on current shareholders’ equity, market conditions and the Company’s total risk tolerance. It is important to note that when assessing the risk of the Company’s investment portfolio, the Company does not take into account either the value or risk associated with the liabilities arising from the Company’s operations.

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

          The Company is subject to legal proceedings and claims, as described in its Annual Report on Form 10-K for the year ended December 31, 2011. Material developments to such proceedings during the three months ended September 30, 2012 are described below.

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

          Various XL entities have been named as defendants in three of the many tag-along actions that were consolidated into the MDL for pretrial purposes. The complaints in these tag-along actions make allegations similar to those made in the Amended Complaint but do not purport to be class actions. On April 4, 2006, a tag-along complaint was filed in the U.S. District Court for the Northern District of Georgia on behalf of New Cingular Wireless Headquarters LLC and several other corporations and remains pending against approximately 100 defendants, including Greenwich Insurance Company, XL Specialty Insurance Company, XL Insurance America, Inc., XL Insurance Company Limited and XL-Cayman. On or about May 21, 2007, a tag-along complaint was filed in the U.S. District Court for the District of New Jersey on behalf of Henley Management Company, Big Bear Properties, Inc., Northbrook Properties, Inc., RCK Properties, Inc., Kitchens, Inc., Aberfeldy LP and Payroll and Insurance Group, Inc. against multiple defendants, including “XL Winterthur International.” On October 12, 2007, a complaint in a third tag-along action was filed in the U.S. District Court for the Northern District of Georgia by Sears, Roebuck & Co., Sears Holdings Corporation, Kmart Corporation and Lands’ End Inc. against many named defendants including X.L. America, Inc., XL Insurance America, Inc., XL Specialty Insurance Company and XL Insurance (Bermuda) Ltd. On October 17, 2011, the District Court lifted the stay of the tag-along actions, including the three in which the XL entities are named defendants. On April 30, 2012, the District Court set a pre-trial litigation schedule governing the tag-along actions. The parties are currently engaged in discovery, and it is anticipated that the defendants will file and brief over the next few months various threshold motions directed to plaintiffs’ complaints.

          The Company and its subsidiaries are subject to litigation and arbitration in the normal course of its business. These lawsuits and arbitrations principally involve claims on policies of insurance and contracts of reinsurance and are typical for the Company and for the property and casualty insurance and reinsurance industry in general. Such legal proceedings are considered in connection with the Company’s loss and loss expense reserves. Reserves in varying amounts may or may not be established in respect of particular claims proceedings based on many factors, including the legal merits thereof. In addition to litigation relating to insurance and reinsurance claims, the Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance or reinsurance policies. These types of actions typically involve, among other things, allegations of underwriting errors or misconduct, employment disputes, actions brought by or on behalf of shareholders or disputes arising from business ventures. The status of these legal actions is actively monitored by management.

          Legal actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses in amounts exceeding recognized reserves having a material adverse effect on the Company’s position or liquidity at September 30, 2012.

ITEM 1A.	RISK FACTORS

          Refer to Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for further information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

           (c) Purchases of Equity Securities by the Issuer and Affiliate Purchasers

          The following table provides information about purchases by the Company during the three months ended September 30, 2012 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)

July 1, 2012 to July 31, 2012	2,494	$21.04	—	$525.0 million
August 1, 2012 to August 31, 2012	2,768,659	23.17	2,767,739	460.9 million
September 1, 2012 to September 30, 2012	2,565,988	23.72	2,565,988	400.0 million

Total	5,337,141	$23.43	5,333,727	$400.0 million

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

(2)

On February 27, 2012, the Company announced that its Board of Directors approved a share buyback program, authorizing the Company to purchase up to $750 million of its ordinary shares. This authorization replaced the approximately $190 million remaining under the share buyback program that was authorized in November 2010 as described in further detail in Item 8, Note 18, “Share Capital,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. During the three months ended September 30, 2012, the Company purchased and canceled 5.3 million ordinary shares under the program for $125.0 million. During the nine months ended September 30, 2012, the Company purchased and canceled 16.2 million ordinary shares under the program for $350.0 million. All share buybacks were carried out by way of redemption in accordance with Irish law and the Company’s constitutional documents. All shares so redeemed were canceled upon redemption. At September 30, 2012, $400.0 million remained available for purchase under the program.

ITEM 6.	EXHIBITS

The following exhibits are filed as exhibits to this Quarterly Report:

12*	Statements regarding computation of ratios

31*	Rule 13a-14(a)/15d-14(a) Certifications

32*	Section 1350 Certification

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*          Filed herewith.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2012
XL Group plc
(Registrant)
/s/ MICHAEL S. MCGAVICK

Name: Michael S. McGavick
Title: Chief Executive Officer and Director
XL Group plc

Date: November 7, 2012
/s/ PETER R. PORRINO

Name: Peter R. Porrino
Title: Executive Vice President and Chief Financial Officer
XL Group plc