Form 10-K
period 2012-12-31
XL GROUP PLC
filed 2013-02-28
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to
Commission file number 1-10804

XL GROUP
Public Limited Company
(Exact name of registrant as specified in its charter)

Ireland (State or other jurisdiction of incorporation or organization)	98-0665416 (I.R.S. Employer Identification No.)
No. 1 Hatch Street Upper, 4th Floor, Dublin 2, Ireland (Address of principal executive offices and zip code)	+353 (1) 405-2033 (Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Ordinary Shares, Par Value $0.01 per Share XLIT Ltd. 5.75% Senior Notes due 2021	New York Stock Exchange New York Stock Exchange

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
     Yes ☐  No ☒

The aggregate market value of the voting common equity of the registrant held by non-affiliates of the registrant on June 30, 2012 was approximately $6.4 billion computed upon the basis of the closing sales price of the ordinary shares on June 30, 2012. For purposes of this computation, ordinary shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of February 25, 2013, there were outstanding 294,958,080 Ordinary Shares, $0.01 par value per share, of the registrant.

Documents Incorporated By Reference

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report relating to the annual meeting of ordinary shareholders to be held on April 26, 2013 are incorporated by reference into Part III of this Form 10-K.

XL GROUP PLC
TABLE OF CONTENTS

This Annual Report on Form 10-K contains “Forward-Looking Statements” as defined in the Private Securities Litigation Reform Act of 1995. Important factors that could cause actual results to differ materially from those in such Forward-Looking Statements are set forth herein under Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Cautionary Note Regarding Forward-Looking Statements.”

PART I

ITEM 1.	BUSINESS

History

XL Group plc, through its subsidiaries, is a global insurance and reinsurance company providing property, casualty and specialty products to industrial, commercial and professional firms, insurance companies and other enterprises on a worldwide basis. We were incorporated with limited liability under the Cayman Islands Companies Act on March 16, 1998, as EXEL Merger Company. XL Capital Ltd was formed as a result of the merger of EXEL Limited and Mid Ocean Limited on August 7, 1998, and the company was named EXEL Limited on that date. At a special general meeting held on February 1, 1999, the shareholders of EXEL Limited approved a resolution changing the name of the company to XL Capital Ltd.

EXEL Limited and Mid Ocean Limited were incorporated in the Cayman Islands with principal operations in Bermuda in 1986 and 1992, respectively. On June 18, 1999, XL Capital Ltd merged with NAC Re Corp. (“NAC”), a Delaware corporation organized in 1985, in a stock merger.

On July 25, 2001, we acquired certain Winterthur International insurance operations (“Winterthur International”) to extend its predominantly North American-based large corporate insurance business globally.

Effective January 1, 2002, we increased our shareholding in Le Mans Ré from 49% to 67% in order to expand our international reinsurance operations. On September 3, 2003, we exercised our option to buy the remaining 33% from Les Mutuelles du Mans Assurances (“MMA”) and changed the name of Le Mans Ré to XL Re Europe S.A. On October 18, 2006, we received approval to form a new European company, XL Re Europe Ltd, based in Dublin, Ireland, which is licensed to write all classes of reinsurance business. XL Re Europe Ltd is the headquarters of the company’s European reinsurance platform with branch offices in France and the United Kingdom (the “U.K.”).

On August 4, 2006, we completed the sale of approximately 37% of our then financial guarantee reinsurance and insurance businesses through an initial public offering of 23.4 million common shares of Syncora Holdings Ltd. (“Syncora”) (formerly Security Capital Assurance Ltd. or “SCA”). On June 6, 2007, we completed the sale of an additional portion of Syncora’s common shares still owned by the company through a secondary offering and thereby reduced its ownership of Syncora’s outstanding common shares further from approximately 63% to approximately 46%. On August 5, 2008, we closed an agreement (the “Master Agreement”) with Syncora and its subsidiaries, as well as certain counterparties to credit default swap agreements, in connection with the termination of certain reinsurance and other agreements. As part of the Master Agreement, we transferred all of the shares we owned in Syncora to a trust and, as a result, have no further ownership interest in the company.

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

For periods prior to July 1, 2010, unless the context otherwise indicates, references herein to the “Company”, “we”, “us” or “our” are to, and the Consolidated Financial Statements herein include the accounts of, XL-Cayman and its consolidated subsidiaries. For periods on and subsequent to July 1, 2010, unless the context otherwise indicates, references herein to the “Company”, “we”, “us” or “our” are to, and the Consolidated Financial Statements herein include, the accounts of, XL-Ireland and its consolidated subsidiaries.

See further information under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segments

We are organized into three operating segments: Insurance, Reinsurance and Life operations. Our general investment and financing operations are reflected in Corporate.

We evaluate the performance of both the Insurance and Reinsurance segments based on underwriting profit and the performance of the Life operations segment based on its contribution to net income. Other items of our revenue and expenditure are not evaluated at the segment level for reporting purposes. In addition, we do not allocate investment assets of our property and casualty (“P&C”) operations to the other segments. Investment assets related to our Life operations and certain structured products included in the Insurance and Reinsurance segments are held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from each of these operations.

The following table sets forth an analysis of gross premiums written by segment for the years ended December 31, 2012, 2011 and 2010. Additional financial information about our segments, including financial information about geographic areas, is included in Item 8, Note 4, “Segment Information,” to the Consolidated Financial Statements included herein.

(U.S. dollars in thousands)	Gross Premiums Written			Percentage Change
	2012	2011	2010	2012 to 2011	2011 to 2010
Insurance	$5,166,974	$4,824,665	$4,418,380	7.1%	9.2%
Reinsurance	2,008,156	2,073,619	1,842,951	(3.2)%	12.5%
Life operations	355,754	394,555	411,938	(9.8)%	(4.2)%

Total	$7,530,884	$7,292,839	$6,673,269	3.3%	9.3%

Insurance Segment

General

Our insurance operations are organized into four business groups: International Property and Casualty, North America Property and Casualty, Global Professional Lines and Global Specialty Lines.

Our insurance operations provide customized insurance policies for complex corporate risks that may require large limits and are marketed and distributed through a wide variety of local, national and international producers. Large deductibles and self-insured retentions are incorporated into these policies to further manage risk along with stringent underwriting guidelines. While our insurance operations are known for insuring large complex risk, certain of our products are targeted to small and midsize companies and organizations, such as our professional liability and program business. We focus on those lines of business that we believe will provide the best return on capital over time.

The Insurance segment’s most significant operating legal entities in 2012 based on revenues were as follows: XL Insurance (Bermuda) Ltd, XL Insurance Company Limited, XL Specialty Insurance Company, Indian Harbor Insurance Company, Greenwich Insurance Company and XL Insurance America, Inc., as well as certain Lloyd’s syndicates.

The excess nature of many of our insurance products, coupled with historically large policy limits, results in a book of business that can have losses characterized as low frequency and high severity. As a result, large losses, though infrequent, can have a significant impact on our results of operations, financial condition and liquidity. We attempt to mitigate this risk by, among other things, using strict underwriting guidelines, effective risk management practices (e.g., monitoring of aggregate exposures) and various reinsurance arrangements, as discussed below.

International Property and Casualty (“IPC”)

IPC includes the following lines of business: property, primary and excess casualty and environmental liability.

Property and casualty products are typically written as global insurance programs for large and medium sized multinational companies and institutions and include property and liability coverages. Property and casualty products generally provide large capacity on a primary, quota share or excess of loss basis. Global insurance programs are targeted to large multinational companies in major industry groups including aerospace, automotive, consumer products, pharmaceutical, pulp and paper, high technology, telecommunications, transportation and basic metals. The primary casualty programs generally require customers to take large deductibles or self-insured retentions. For the excess business, our liability attaches after large deductibles, including self insurance or insurance layers provided by other companies. Policies are written on an occurrence, claims-made and occurrence reported basis. Our property business, which also includes construction projects, is short-tail by nature and written on both a primary and excess of loss basis. Property business includes exposures to man-made and natural disasters, and generally, loss experience is characterized as low frequency and high severity.

Environmental liability products include pollution and remediation legal liability, general and project-specific pollution and professional liability, and commercial general property redevelopment and contractor’s pollution liability. Business is written for both single and multiple years on a primary or excess of loss, claims- made or, less frequently, occurrence basis. Targeted industries include environmental service firms, contractors, healthcare facilities, manufacturing facilities, real estate development, transportation and construction.

North America Property and Casualty (“NAPC”)

NAPC includes the following lines of business: property, primary and excess casualty, environmental liability, excess and surplus lines, construction, surety and program business.

In addition to the property, casualty and environmental products described under IPC, the NAPC business unit also includes 100% property products for the large account risk engineered markets and general liability, U.S. workers’ compensation and auto liability for the risk management accounts, which require customers to take large deductibles or self-insured retentions.

Excess and surplus lines products include general liability property, excess auto and excess liability coverages where most Insurance Services Office, Inc. (“ISO”) products are written. Targets include a variety of classes, including rail roads with focus on “one-off” risks generated by contracted wholesale brokers.

Construction products include property coverages (builders risk, contractors equipment, property and inland marine), general liability, U.S. workers compensation and commercial auto, as well as professional liability for contractors and owner, excess umbrella, subcontractor default insurance and primary casualty wrap ups.

Surety products include contract bonds, including bid, performance, payment and contractor qualification bonds, as well as commercial surety bonds, including appeal, court and qualification bonds. Products in general provide large capacity and are written on a sole surety, co-surety or shared surety basis.

Our program business specializes in insurance coverages for distinct market segments in North America, including program administrators and managing general agents who operate in a specialized market niche and have unique industry backgrounds or specialized underwriting capabilities. Products encompass mostly property and casualty coverages.

Global Professional Lines (“Professional”)

Professional includes directors’ and officers’ liability, errors and omissions liability, employment practices liability and technology and cyber liability coverages. Policies are written on both a primary and excess of loss basis. Directors’ and officers’ coverage includes primary and excess directors’ and officers’ liability, employment practices liability and company securities and private company directors’ and officers’ liability. Products are targeted at a variety of different sized companies, with a heavy concentration on small to medium-sized firms when written on a primary basis. Employment practices liability is written primarily for very large corporations on an excess of loss basis and covers those firms for legal liability in regard to the treatment of employees. Errors and omissions coverage is written on a primary and excess basis.

Errors and omissions insurance written on a primary basis is targeted to small and medium-sized firms and coverage is provided for various professional exposures, including, but not limited to, architects and engineers, insurance brokers, consultants, lawyers, public entities and real estate agents.

Global Specialty Lines (“Specialty”)

Specialty includes the following lines of business: aviation and satellite, marine and offshore energy, fine art and specie, equine, product recall, political risk and trade credit and North America inland marine.

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

In 2011, we launched underwriting capabilities for political risk and trade credit as well as North America inland marine business.

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

Underwriting

We underwrite and price most risks individually following a review of the exposure and in accordance with our underwriting guidelines. Most of our insurance operations have underwriting guidelines that are industry-specific. We seek to serve our clients while controlling our exposure on individual insurance contracts through terms and conditions, policy limits and sublimits, attachment points and facultative and treaty reinsurance arrangements on certain types of risks.

Our underwriters generally evaluate each industry category and subgroups within each category. Premiums are set and adjusted for an insured based, in large part, on the industry group in which the insured is placed and the perceived risk of the insured relative to the other risks in that group. Rates may vary significantly according to the industry group of the insured as well as the insured’s risk relative to the group. Our rating methodology for individual insureds seeks to set premiums in accordance with claims potential as measured by past experience and future expectations, the attachment point and amount of underlying insurance, the nature and scope of the insured’s operations, exposures to loss, including natural hazard exposures, risk management quality and other specific risk factors relevant in the judgment of our underwriters to the type of business being written.

Underwriting and loss experience is reviewed regularly for, among other things, loss trends, emerging exposures, changes in the regulatory or legal environment as well as the efficacy of policy terms and conditions.

As our insurance products are primarily specialized coverages, underwriting guidelines and policy forms differ by product offering as well as by legal jurisdiction. Liability insurance is written on both a primary and excess of loss basis, on occurrence, occurrence reported and claims-made policy forms. Occurrence reported policies typically cover occurrences causing unexpected and unintended personal injury or property damage to third parties arising from events or conditions that commence at or subsequent to an inception date, or retroactive date, if applicable, and prior to the expiration of the policy provided that proper notice is given during the term of the policy or the discovery period. Claims-made policies typically cover only claims made during the policy period or extended reporting period and are generally associated with professional liability and environmental coverages. Traditional occurrence coverage is also available for restricted classes of risk and is generally written on a follow-form basis for excess of loss coverage, where the policy adopts the terms, conditions and exclusions of the underlying policy. Property insurance risks are written on a lead or follow-form basis that usually provides coverage for all risks of physical damage and business interruption. Maximum limits are generally subject to sublimits for coverage in critical earthquake and flood zones, where we seek to limit liability in these areas.

Engineering

Property engineering for our insurance operations includes conducting on-site inspections and consulting services related to loss prevention, reviews of building plans for fire protection design, Computer Assisted Drawings (diagrams) of facilities, recommendations on how to improve site protection, reviews of existing loss prevention reports/information for underwriters, summarizing multiple sources of information into an account summary, and providing underwriters an opinion on the risk to assist with risk selection, pricing and other underwriting decisions. The property engineering team consists of staff located in over 20 countries.

Other engineering resources support casualty, environmental, specialty and construction lines and serve as internal consultants to their respective underwriting teams, assisting them with making underwriting decisions, as well as helping their customers improve their local site or account protection.

Reinsurance Ceded

In certain cases, the risks assumed by us in the Insurance segment are partially reinsured by third party reinsurers. Reinsurance ceded varies by location and line of business based on a number of factors, including market conditions. The benefits of ceding risks to third party reinsurers include reducing exposure on individual risks, protecting against catastrophic risks, maintaining acceptable capital ratios and enabling the writing of additional business. Reinsurance ceded does not legally discharge us from our liabilities to the original policyholder in respect of the risk being reinsured.

We use reinsurance to support the underwriting and retention guidelines of each of our subsidiaries as well as to control our aggregate exposure to a particular risk or class of risks. Reinsurance is purchased at several levels ranging from reinsurance of risks assumed on individual contracts to reinsurance covering the aggregate exposure on a portfolio of policies issued by groups of companies. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information.

Premiums

Premium rates and underwriting terms and conditions for all lines of business written vary by jurisdiction principally due to local market conditions, competitor product offerings and legal requirements.

The following table provides an analysis of gross premiums written, net premiums written and net premiums earned for the Insurance segment for the years ended December 31, 2012, 2011 and 2010:

(U.S. dollars in thousands)	2012			2011 (1)			2010 (1)
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Professional	$1,460,025	$1,395,704	$1,350,328	$1,377,560	$1,278,724	$1,287,231	$1,412,131	$1,306,441	$1,316,173
Casualty	1,726,226	1,238,280	1,157,909	1,504,203	1,035,458	998,326	1,317,203	888,045	879,287
Property	782,337	483,682	489,743	858,839	499,622	464,576	699,453	414,140	416,806
Specialty	892,086	738,650	708,564	871,562	723,048	702,604	828,101	709,793	682,518
Other (2)	306,300	216,197	218,096	212,501	170,812	210,990	161,492	142,731	234,354

Total	$5,166,974	$4,072,513	$3,924,640	$4,824,665	$3,707,664	$3,663,727	$4,418,380	$3,461,150	$3,529,138

(1)	Certain reclassifications have been made to conform to current year presentation.

(2)	Other includes excess and surplus, surety, structured indemnity and certain other discontinued lines.

Competition

We compete globally in the property and casualty insurance markets. Our competitors include the following companies and their affiliates: The ACE Group of Companies (“ACE”); Allianz SE (“Allianz”); American International Group, Inc. (“AIG”); Factory Mutual Global (“FMG”) for property only; The Hartford Financial Services Group, Inc. (“Hartford”); Lloyd’s of London Syndicates (“Lloyd’s”); The Chubb Corporation (“Chubb”); The Travelers Companies (“Travelers”); and Zurich Financial Services Group (“Zurich”).

Our major geographical markets for our property and casualty insurance operations are North America, Europe and Bermuda. Our main competitors in each of these markets include the following:

North America – AIG, ACE, Chubb, FMG, Zurich, Travelers, CNA Financial Corporation, Hartford, Liberty Mutual Group, Arch Capital Group Ltd (“Arch”), W.R. Berkley Corporation, Markel Corporation and Lloyd’s.

Europe – Allianz, AIG, FMG, Zurich, AXA Insurance Ltd. (“AXA”), ACE, Lloyd’s, Assicurazioni Generali, HDI-Gerling Industrie Versicherung AG and MAPFRE S.A.

Bermuda – ACE, Allied World Assurance Company, Axis Capital Group, Alterra Capital, Endurance Specialty Insurance Ltd and Arch.

Marketing and Distribution

The majority of business in our Insurance segment originates via a large number of international, national and regional producers, acting as the brokers and representatives of current and prospective policyholders. This channel is supported by our Global Distribution and Network Unit, which consists of sales and marketing representatives in key markets throughout the world, representing all of our products in collaboration with the four business groups. A portion of Insurance segment business is also marketed and underwritten by general agents and a portion by independent agents acting on our behalf. Typically, all such producers, general agents and independent agents receive commission payments from us for their services, which are calculated as a percentage of the gross premium paid by the policyholder on an account-by-account basis. A certain portion of business originating from producers is submitted on a fee basis under which the producer is compensated by a fee paid to it by its policyholder client. From time to time, we also consider requests for commissions from a producer, with disclosure by the producer to the policyholder-client, where the producer receives a fee from the policyholder-client. We evaluate such requests on a case-by-case basis.

We consider requests for contingent commission arrangements where such additional commissions are based upon the volume of bound business originated from a specific producer during a prior calendar year where legal and appropriate. Such arrangements are distinct from program business where additional commissions are generally based on profitability of business submitted to and bound by us.

With regard to excess and surplus lines business, we receive submissions from licensed wholesale surplus lines brokers.

We have no implied or explicit commitments to accept business from any particular broker, and neither producers nor any other third party have the authority to bind us, except in the case where underwriting authority may be delegated contractually to selected general agents. Such general agents are subject to a financial and operational due diligence review prior to any such delegation of authority and we conduct ongoing reviews and audits as deemed necessary with the goal of assuring the continuing integrity of underwriting and related business operations. See Item 8, Note 17(a), “Commitments and Contingencies – Concentrations of Credit Risk,” to the Consolidated Financial Statements included herein, for information on our major producers.

Apart from compensation arrangements established with producers in connection with insurance transactions, we also have engaged, and may in the future engage, certain producers or their affiliates in consulting roles pursuant to which such producers provide access to certain systems and information that may assist us with our marketing and distribution strategy. In instances where we engage producers in such consulting roles, we may compensate the relevant producers on a fixed fee basis, a variable fee basis based upon our usage of the systems and information proffered, or through a combination of fixed and variable fees.

Claims Administration

Claims management for our insurance operations includes the review of initial loss reports, administration of claims databases, generation of appropriate responses to claims reports, identification and handling of coverage issues, determination of whether further investigation is required and, where appropriate, retention of claims counsel, establishment of case reserves, payment of claims and notification to reinsurers. With respect to the establishment of case reserves, when we are notified of insured losses, our claims personnel record a case reserve as appropriate for the estimated amount of the exposure at that time. The estimate reflects the judgment of claims personnel based on general reserving practices, the experience and knowledge of such personnel regarding the nature of the specific claim and, where appropriate, advice of counsel. Reserves are also established to provide for the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process.

Claims in respect of business written by our Lloyd’s syndicates are primarily notified by various central market bureaus. Where a syndicate is a “leading” syndicate on a Lloyd’s policy, its underwriters and claims adjusters will work directly with the broker or insured on behalf of itself and the following market for any particular claim. This may involve appointing attorneys or loss adjusters. The claims bureaus and the leading syndicate advise movement in loss reserves to all syndicates participating on the risk. Our claims department may adjust the case reserves it records from those advised by the bureaus as deemed necessary.

Certain of our product lines have arrangements with third party administrators to provide claims handling services to us in respect of such product lines. These agreements set forth the duties of the third party administrators, limits of authority, protective indemnification language and various procedures that are required to meet statutory compliance. These arrangements are also subject to audit review by our relevant claim department.

Reinsurance Segment

General

Our Reinsurance segment is structured geographically into Bermuda operations, North American operations, European/Asia Pacific operations and Latin American operations.

This segment provides casualty, property risk, property catastrophe, marine, aviation, treaty and other specialty reinsurance on a global basis with business being written on both a proportional and non-proportional basis and also on a facultative basis. Our lines of business within the reinsurance segment continue to focus on those that provide the best return on capital. For our Reinsurance segment, given challenging market conditions and the changing economic environment experienced since 2008 this resulted, in certain instances, in a greater emphasis being placed on short-tail lines of business.

Business written on a non-proportional basis generally provides for an indemnification by us to the ceding company for a portion of losses, both individually and in the aggregate, on policies with limits in excess of a specified individual or aggregate loss deductible. For business written on a proportional basis, including on a “quota share” or “surplus” basis, we receive an agreed percentage of the premium and are liable for the same percentage of each and all incurred loss. For proportional business, the ceding company normally receives a ceding commission for the premiums ceded and may also, under certain circumstances, receive a profit commission based on performance of the contract. Occasionally this commission could be on a sliding scale depending on the loss ratio performance of the contract. Our casualty reinsurance includes general liability, professional liability, automobile and workers’ compensation. Professional liability includes directors’ and officers’, employment practices, medical malpractice and environmental liability. Casualty lines are written as treaties or programs and on both a proportional and a non-proportional basis. The treaty business includes clash programs, which cover a number of underlying policies involved in one occurrence or a judgment above an underlying policy’s limit, before suffering a loss.

Our property business, primarily short-tail in nature, is written on both a portfolio/treaty and individual/facultative basis and includes property catastrophe, property risk excess of loss and property proportional. A significant portion of the underwritten property business consists of large aggregate exposures to man-made and natural disasters and, generally, loss experience is characterized as low frequency and high severity. This may result in volatility in our results of operations, financial condition and liquidity. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We seek to manage our reinsurance exposures to catastrophic events by limiting the amount of exposure written in each geographic or peril zone worldwide, underwriting in excess of varying attachment points and requiring that contracts exposed to catastrophe loss include aggregate limits. We also seek to protect our total aggregate exposures by peril and zone through the purchase of reinsurance programs.

Our property catastrophe reinsurance account is generally “all risk” in nature. As a result, we are exposed to losses from sources as diverse as hurricanes and other windstorms, earthquakes, freezing, riots, floods, industrial explosions, fires and many other potential natural or man-made disasters. In accordance with market practice, our policies generally exclude certain risks such as war, nuclear contamination or radiation. Following the terrorist attacks at the World Trade Center in New York City, Washington, D.C. and Pennsylvania on September 11, 2001 (collectively, “the September 11 event”), terrorism cover, including nuclear, biological, radiological and chemical has been restricted or excluded in many territories and classes. Some U.S. states require some cover for “Fire Following” terrorism and some countries make terrorism coverage mandatory. Our predominant exposure under such coverage is to property damage.

Property catastrophe reinsurance provides coverage on an excess of loss basis when aggregate losses and loss adjustment expenses from a single occurrence of a covered event exceed the attachment point specified in the policy. Some of our property catastrophe contracts limit coverage to one occurrence in any single policy year, but most contracts generally enable at least one reinstatement to be purchased by the reinsured.

We also write property risk excess of loss reinsurance. Property risk excess of loss reinsurance covers a loss to the reinsured on a single risk of the type reinsured rather than to aggregate losses for all covered risks on a specific peril, as is the case with catastrophe reinsurance. Our property proportional account includes reinsurance of direct property insurance. We seek to limit the catastrophe exposure from our proportional and per risk excess business through extensive use of occurrence and cession limits.

Other specialty reinsurance products include energy, marine, aviation, space, engineering, fidelity, surety, trade credit and political risk. We underwrite a small portfolio of contracts covering political risk and trade credit. Exposure is assumed from a limited number of trade credit contracts.

The segment’s most significant operating legal entities in 2012 based on revenues were as follows: XL Reinsurance America Inc., XL Re Europe Limited, XL Re Ltd and XL Re Latin America Ltd.

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

Other factors we assess include the reputation of the proposed cedant, the geographic area in which the cedant does business and its market share, a detailed evaluation of catastrophe and risk exposures, and historical loss data for the cedant, where available, and for the industry as a whole in the relevant regions in order to compare the cedant’s historical loss experience to industry averages. On-site underwriting and claim reviews are performed where it is deemed necessary to determine the quality of a current or prospective cedant’s underwriting operations, with particular emphasis on casualty proportional and working excess of loss placements.

For property catastrophe reinsurance business, our underwriting guidelines generally limit the amount of exposure we will directly underwrite for any one reinsured and the amount of the aggregate exposure to catastrophic losses in any one geographic zone. We believe that we have defined geographic and peril zones such that a single occurrence, for example, an earthquake or hurricane, should not affect more than one peril zone. While the exposure to multiple zones is considered remote for events such as a hurricane, we do manage our aggregate exposures for such a scenario where we consider it appropriate to do so. The definition of our peril zones is subject to periodic review. We also generally seek an attachment point for our property catastrophe reinsurance at a level that is high enough to produce a low frequency of loss. We seek to limit our aggregate exposure in the proportional business through extensive use of occurrence and cession limits.

Reinsurance Retroceded

We use third party reinsurance to support the underwriting and retention guidelines of each reinsurance subsidiary as well as to seek to limit our aggregate exposure to a particular risk or class of risks. Reinsurance is purchased at several levels ranging from reinsurance of risks assumed on individual contracts to reinsurance covering aggregate exposures. The benefits of ceding risks to other reinsurers include reducing exposure on individual risks, protecting against catastrophic risks, maintaining acceptable capital ratios and enabling the writing of additional business. Reinsurance ceded does not legally discharge us from our liabilities in respect of the risk being reinsured. Reinsurance ceded varies by location and line of business based on factors including, among others, market conditions and the credit worthiness of the counterparty.

Our traditional catastrophe retrocession program was renewed in 2012 to cover certain of our exposures. These protections, in various layers and in excess of varying attachment points according to the territory exposed, assist in managing our net retention to an acceptable level. We have co-reinsurance retentions within this program.

We continue to buy additional protection for our marine and offshore energy exposures and in 2012 increased our retentions for these lines. We continue to buy specific reinsurance on our property and aviation portfolios to manage our net exposures in these classes.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, Note 9, “Reinsurance,” to the Consolidated Financial Statements included herein, for further information.

Premiums

The following table provides an analysis of gross premiums written, net premiums written and net premiums earned for the Reinsurance segment for the last three years ended December 31:

(U.S. dollars in thousands)	2012			2011 (1)			2010 (1)
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Casualty - professional lines	$221,357	$221,357	$213,322	$217,389	$217,389	$213,949	$218,301	$222,133	$222,720
Casualty - other lines	332,561	330,715	311,160	292,507	290,962	256,853	229,535	222,351	219,154
Property catastrophe	537,086	473,373	463,977	461,742	404,447	387,523	370,266	326,758	323,588
Other property	653,514	622,853	613,295	847,816	583,100	587,611	802,494	562,416	534,422
Marine, energy, aviation & satellite	169,889	153,954	147,370	156,161	141,924	130,855	117,438	103,926	88,855
Other (2)	93,749	82,256	92,218	98,004	87,902	86,594	104,917	100,854	113,260

Total	$2,008,156	$1,884,508	$1,841,342	$2,073,619	$1,725,724	$1,663,385	$1,842,951	$1,538,438	$1,501,999

(1)	Certain reclassifications have been made to conform to current year presentation.

(2)	Other includes whole account contracts, surety and other lines.

Additional discussion and financial information about the Reinsurance segment are set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 4, “Segment Information,” to the Consolidated Financial Statements included herein.

Competition

We compete globally in the property and casualty markets.

Our reinsurance operations are structured geographically into business groups: Bermuda, North America, International (Europe and Asia Pacific) and Latin America. The main competitors in each of these markets include the following:

Bermuda – ACE Tempest Reinsurance Ltd, AXIS Specialty Limited, Arch Reinsurance Limited, Renaissance Reinsurance Limited, Montpelier Reinsurance Ltd, Platinum Underwriters Bermuda Ltd, PartnerRe Ltd and Validus Reinsurance Ltd.

North America – Berkshire Hathaway Inc., Munich Re Group (“Munich Re”), Swiss Reinsurance America Corporation (“Swiss Re”), Alleghany Corporation, Everest Re Group Ltd, Hannover Re Group (“Hannover Re”) and PartnerRe Ltd.

Europe and the rest of world – Munich Re, Swiss Re, Lloyd’s, SCOR Reinsurance Company, Hannover Re and PartnerRe Ltd.

Latin America – Munich Re, Swiss Re, Mapfre Re and IRB-Brazil Re.

Marketing and Distribution

See “Insurance Segment – Marketing and Distribution” and Item 8, Note 17(a), “Commitments and Contingencies – Concentrations of Credit Risk,” to the Consolidated Financial Statements included herein, for information on our marketing and distribution procedures and information on our major brokers.

Claims Administration

Claims management for the reinsurance operations includes the receipt of loss notifications, review and approval of claims through a claims approval process, establishment of loss reserves for reported claims and approval of loss payments. Case reserves for reported claims are generally established based on reports received from ceding companies with additional case reserves being established when deemed appropriate. Additionally, claims audits are conducted for specific claims and claims procedures at the offices of selected ceding companies, particularly in the United States and the U.K.

Life Operations Segment

During 2009, we completed a strategic review of our life reinsurance business. In relation to this initiative, during 2009 we sold the renewal rights to certain of our businesses, sold our U.S. life reinsurance business and announced that we would run-off our existing book of U.K. and Irish traditional life and annuity business, and not accept new business. In addition, in 2010, we consummated various transactions to novate and recapture U.K. and Irish term assurance and critical illness treaties and U.S. mortality retrocession pools. In addition, during the fourth quarter of 2012, we entered into an agreement to recapture two small U.S. life reinsurance treaties.

The Life operations segment provided life reinsurance on business written by life insurance companies, principally to help them manage mortality, morbidity, survivorship, investment and lapse risks.

Prior to the decision to run-off the U.K. and Irish business, products offered included a broad range of underlying lines of life insurance business, including term assurances, group life, critical illness cover, immediate annuities and disability income. In addition, prior to selling the renewal rights, the products offered included short-term life, accident and health business. Notwithstanding these sales, the Life operations still covers a range of geographic markets, with an emphasis on the U.K., U.S., Ireland and Continental Europe.

The portfolio has three particularly significant components:

(1) The portfolio includes a small number of large contracts relating to closed blocks of U.K. and Irish fixed annuities in payment. In relation to certain of these contracts, we received cash and investment assets at the inception of the reinsurance contract, relating to the future policy benefit reserves assumed. These contracts are long-term in nature, and the expected claims payout period can span up to 30 or 40 years with average duration of around 10 years. We are exposed to investment and survivorship risk over the life of these arrangements.

(2) The second component of the portfolio relates to life risks (in the U.S., the U.K. and Ireland)), income protection risks (in the U.S.) and critical illness risks (in the U.K. and Ireland) where we are exposed to the mortality, morbidity and lapse experience from the underlying business, over the medium to long-term.

(3) The third component relates to the annually renewable business covering life, accident and health risks written in Continental Europe. These contracts are short-term in nature and include both proportional and non-proportional reinsurance structures. While the renewal rights for this business have been sold, the existing business remains with us.

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

The underwriting of an in-force deal is highly actuarial in nature, requiring detailed analytical appraisal of the key parameters that drive the ultimate profitability of the deal. This includes analysis of historic experience (claims, lapses, etc.) as well as the projection of these assumptions into the future.

When new business was written, in addition to the actuarial analysis required to set the terms, there was also a requirement to establish medical underwriting criteria that will apply to the new risks that may be added to the treaty. Once a treaty was accepted, there was then an ongoing need to monitor the risk selection by the medical underwriters at the ceding company and to ensure that the criteria were being met.

The Life operations team includes many members with specialized actuarial knowledge. Claims administration also relies on experienced team members and specific medical expertise, supported where required by third party medical underwriters and claims managers.

Reinsurance Retroceded

We purchase limited retrocession capacity on a “per-life” basis in the United States in order to cap the maximum claim arising from the death of a single individual. Cover is purchased from professional retrocessionaires that meet our criteria for counterparty exposures. Limited retrocession of fixed annuity business has been arranged to manage aggregate longevity capacity on specific deals. Limited retrocession of life, accident and health business on specific treaties written in Continental Europe has also been arranged to manage mortality and morbidity risks.

Premiums

The following table is an analysis of the Life operations gross premiums written, net premiums written and net premiums earned for the year ended December 31, 2012.

(U.S. dollars in thousands)	2012			2011			2010
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Annuity	$155,255	$126,912	$126,912	$161,800	$132,232	$132,232	$155,235	$127,019	$127,019
Other Life	200,499	197,520	197,547	232,755	230,130	230,786	256,703	255,056	255,905

Total	$355,754	$324,432	$324,459	$394,555	$362,362	$363,018	$411,938	$382,075	$382,924

Additional discussion and financial information about the Life operations is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, Note 4, “Segment Information,” to the Consolidated Financial Statements included herein.

Competition

In regards to the Life operations segment, the core activity is in the United States, the U.K., Ireland and Continental Europe. While we no longer compete for new business, we retain an in-force portfolio and hence view companies with similar portfolios as competitors.

For the fixed annuity business, market participants include less traditional reinsurance entities, such as Canada Life and Prudential (U.K.) together with Swiss Re, Partner Re Ltd., Scor Global Life and Pacific Life Re, among others, who have entered or re-entered this market.

Marketing and Distribution

We no longer market or distribute new products in this segment.

Life Operations – Collateral Requirements

For certain blocks of Life operations’ business, we are required, under the terms of the relevant treaties, to hold collateral in favor of the underlying cedants. The amount of the collateral is typically determined in relation to the level that would be necessary to satisfy requirements in either the U.K. or U.S. regulatory regimes. These requirements are higher than is required under U.S. GAAP accounting requirements and hence the amounts are generally higher than the reserves reported herein. For the closed blocks of U.K. and Irish fixed annuities, under which assets were transferred to us, those assets are maintained in segregated investment portfolios subject to security and account control agreements in favor of the cedant. For the U.S. term life and income protection business, collateral is provided through a combination of letters of credit and assets held in trust to the benefit of the client.

Unpaid Losses and Loss Expenses

Loss reserves are established due to the significant periods of time that may lapse between the occurrence, reporting and payment of a loss. To recognize liabilities for unpaid losses and loss expenses, we estimate future amounts needed to pay claims and related expenses with respect to insured events. Our reserving practices and the establishment of any particular reserve reflect our judgment concerning sound financial practice and do not represent any admission of liability with respect to any claim. Unpaid losses and loss expense reserves are established for reported claims (“case reserves”) and incurred but not reported (“IBNR”) claims.

The nature of our high excess of loss liability and catastrophe business can result in loss payments that are both irregular and significant. Similarly, adjustments to reserves for individual years can be irregular and significant. Such adjustments are part of the normal course of business for us. Certain aspects of our business have loss experience characterized as low frequency and high severity. This may result in volatility in our results of operations, financial condition and liquidity.

The tables below present the development of our unpaid losses and loss expense reserves on both a net and gross basis. The cumulative redundancy (deficiency) calculated on a net basis differs from that calculated on a gross basis. As different reinsurance programs cover different underwriting years, net and gross loss experience will not develop proportionately. The top lines of the tables show the estimated liability, net of reinsurance recoveries, as at the year end balance sheet date for each of the indicated years. This represents the estimated amounts of losses and loss expenses, including IBNR, arising in the current and all prior years that are unpaid at the year end balance sheet date of the indicated year. The tables show the re-estimated amount of the previously recorded reserve liability based on experience as of the year end balance sheet date of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The cumulative redundancy (deficiency) represents the aggregate change with respect to that liability originally estimated. The lower portion of the first table also reflects the cumulative paid losses relating to these reserves. Conditions and trends that have affected development of liabilities in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate redundancies or deficiencies into the future, based on the tables below. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Statements.”

Analysis of P&C Losses and Loss Expenses Reserve Development
Net of Reinsurance Recoverables

(U.S. dollars in millions)	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
ESTIMATED LIABILITY FOR UNPAID LOSSES AND LOSS EXPENSES, NET OF REINSURANCE RECOVERABLES	$8,313	$10,532	$12,671	$17,200	$17,900	$18,191	$17,686	$17,266	$16,882	$16,984	$17,122
LIABILITY RE-ESTIMATED AS OF:
One year later	9,250	10,800	13,785	17,090	17,475	17,580	17,401	16,893	16,597	16,668
Two years later	9,717	11,842	13,675	16,828	16,631	17,286	17,027	16,503	16,274
Three years later	10,723	11,849	13,607	16,155	16,441	16,956	16,639	16,261
Four years later	10,738	11,860	13,258	16,067	16,064	16,550	16,350
Five years later	10,710	11,680	13,236	15,796	15,667	16,287
Six years later	10,642	11,794	13,068	15,448	15,500
Seven years later	10,824	11,669	12,819	15,248
Eight years later	10,775	11,464	12,702
Nine years later	10,617	11,372
Ten years later	10,534
CUMULATIVE REDUNDANCY (DEFICIENCY)	(2,221)	(840)	(31)	1,952	2,400	1,904	1,336	1,005	608	316
CUMULATIVE PAID LOSSES, NET OF REINSURANCE RECOVERIES, AS OF:
One year later	$2,521	$1,985	$2,008	$3,437	$3,188	$3,207	$3,436	$3,028	$3,256	$3,366
Two years later	3,800	2,867	3,884	5,759	5,620	5,673	5,848	5,530	5,581
Three years later	4,163	4,380	5,181	7,590	7,528	7,471	7,860	7,283
Four years later	5,365	5,286	6,392	8,936	8,787	8,941	9,229
Five years later	6,018	6,225	7,386	9,882	9,763	9,896
Six years later	6,764	7,002	8,098	10,636	10,463
Seven years later	7,381	7,591	8,690	11,139
Eight years later	7,797	8,106	9,115
Nine years later	8,249	8,463
Ten years later	8,558

Analysis of P&C Losses and Loss Expenses Reserve Development
Gross of Reinsurance Recoverables

(U.S. dollars in millions)	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
ESTIMATED GROSS LIABILITY FOR UNPAID LOSSES AND LOSS EXPENSES	$13,333	$16,553	$19,616	$23,598	$22,895	$22,857	$21,650	$20,824	$20,532	$20,614	$20,484
LIABILITY RE-ESTIMATED AS OF:
One year later	$15,204	$18,189	$19,987	$23,209	$22,458	$21,803	$21,348	$20,509	$20,258	$20,200
Two years later	16,994	18,520	19,533	22,937	21,337	21,445	21,094	19,982	19,870
Three years later	17,210	18,324	19,525	22,139	21,057	21,305	20,605	19,689
Four years later	17,048	18,362	19,153	21,992	20,787	20,853	20,244
Five years later	17,106	18,236	19,099	21,835	20,350	20,509
Six years later	17,051	18,328	19,050	21,426	20,117
Seven years later	17,189	18,321	18,766	21,186
Eight years later	17,253	18,083	18,605
Nine years later	17,072	17,895
Ten years later	16,905
CUMULATIVE REDUNDANCY (DEFICIENCY)	(3,572)	(1,342)	1,011	2,412	2,778	2,348	1,406	1,135	662	414

The following table presents an analysis of our paid, unpaid and incurred losses and loss expenses and a reconciliation of beginning and ending unpaid losses and loss expenses for the years indicated.

Year ended December 31, (U.S. dollars in thousands)	2012	2011	2010
Unpaid losses and loss expenses at the beginning of the year	$20,613,901	$20,531,607	$20,823,524
Unpaid losses and loss expenses recoverable	3,629,928	3,649,290	3,557,391

Net unpaid losses and loss expenses at the beginning of the year	16,983,973	16,882,317	17,266,133

Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	4,081,377	4,363,258	3,584,662
Prior years	(315,895)	(284,867)	(372,862)

Total net incurred losses and loss expenses	3,765,482	4,078,391	3,211,800
Exchange rate effects	156,206	(130,533)	(125,107)
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	416,844	589,870	442,262
Prior years	3,366,398	3,256,332	3,028,247

Total net paid losses	3,783,242	3,846,202	3,470,509
Net unpaid losses and loss expenses at the end of the year	17,122,419	16,983,973	16,882,317
Unpaid losses and loss expenses recoverable	3,361,702	3,629,928	3,649,290

Unpaid losses and loss expenses at the end of the year	$20,484,121	$20,613,901	$20,531,607

Our net unpaid losses and loss expenses relating to our operating segments at December 31, 2012 and 2011 were as follows:

(U.S. dollars in thousands)	2012	2011
Insurance	$11,384,855	$11,374,315
Reinsurance	5,737,564	5,609,658

Net unpaid losses and loss expenses	$17,122,419	$16,983,973

Current year net losses incurred

Current year net losses incurred decreased by $281.9 million in 2012 as compared to 2011. This was mainly as a result of the current year loss ratio excluding prior year development decreasing by 11.1 loss percentage points due to lower losses from natural catastrophes as compared to 2011. In addition, the current year loss ratio excluding natural catastrophes improved in both the Insurance and Reinsurance segments due to lower large property risk losses, as well as business mix changes and other underwriting improvements.

Current year net losses incurred increased by $778.6 million in 2011 as compared to 2010. This was mainly as a result of the current year loss ratio excluding prior year development increasing by 10.7 loss percentage points due to higher losses from natural catastrophes as compared to 2010, but also from the following: (i) the Insurance segment in 2011 experienced higher large loss activity in the energy, property and marine businesses, as compared to 2010; and (ii) the Reinsurance segment in 2011 experienced higher levels of large loss events in U.S. property, including a deterioration in the performance of a large U.S. agricultural program, higher attritional losses as well as business mix changes, as compared to 2010.

See the Income Statement Analysis at Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information regarding the current year loss ratios for each of the years indicated within each of our operating segments.

Prior year net losses incurred

The following tables present the development of our gross and net losses and loss expense reserves. The tables also show the estimated reserves at the beginning of each fiscal year and the favorable or adverse development (prior year development) of those reserves during such fiscal year.

Gross (U.S. dollars in thousands)	2012	2011	2010
Unpaid losses and loss expenses at January 1	$20,613,901	$20,531,607	$20,823,524
Gross (favorable) adverse development of those reserves during the year	(413,764)	(273,444)	(314,809)

Unpaid losses and loss expenses reserves re-estimated at December 31	$20,200,137	$20,258,163	$20,508,715

Net (U.S. dollars in thousands)
Unpaid losses and loss expenses at January 1	$16,983,973	$16,882,317	$17,266,133
Net (favorable) adverse development of those reserves during the year	(315,895)	(284,867)	(372,862)

Unpaid losses and loss expenses reserves re-estimated at December 31	$16,668,078	$16,597,450	$16,893,271

As different reinsurance programs cover different underwriting years, contracts and lines of business, net and gross loss experience do not develop proportionately. In 2012, gross prior year favorable development exceeded net prior year favorable development in the Insurance segment due primarily to a significant reduction in a single large event in the International energy book that was heavily ceded. In 2011, gross prior year favorable development was in line with net prior year favorable development in total. However, during 2011, the Insurance segment experienced favorable net prior year development of $76.5 million compared to adverse gross prior year development of $23.1 million. The difference between net and gross development was driven primarily by adverse development related to large excess casualty claims associated with the Deepwater Horizon event in the 2010 accident year totaling $135.6 million on a gross basis, while the net impact was $33.4 million due to the offsetting impact of reinsurance protections. In addition, $150.0 million gross and $65.0 million net excess casualty IBNR reserves were reallocated to the 2010 accident year in respect of Deepwater Horizon exposures. These IBNR movements were entirely offset by reserve reductions in older accident years. This activity largely explains the difference between the gross and net prior year development for the Insurance segment in 2011 as well as the overall strengthening of the 2010 accident year reflected in the loss reserve development tables shown on the previous pages. During 2010, net prior year favorable development exceeded gross prior year favorable development due primarily to the Insurance segment from a single large claim in excess casualty that was heavily ceded.

The following table presents the gross and net (favorable) adverse prior year loss development of our loss and loss expense reserves by operating segment for each of the years indicated:

Gross: (U.S. dollars in thousands)	2012	2011	2010
Insurance	(247,232)	23,125	(31,387)
Reinsurance	(166,532)	(296,569)	(283,422)

Total	$(413,764)	$(273,444)	$(314,809)

Net:
Insurance	$(140,067)	$(76,516)	$(127,411)
Reinsurance	(175,828)	(208,351)	(245,451)

Total	$(315,895)	$(284,867)	$(372,862)

We had net favorable prior year reserve development in property and casualty operations of $315.9 million, $284.9 million and $372.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. See the Income Statement Analysis at Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 10, “Losses and Loss Expenses,” to the Consolidated Financial Statements included herein, for further information regarding the developments in prior year loss reserve estimates for each of the years indicated within each of our operating segments.

Net loss reserves (disposed) acquired

We did not dispose of or acquire net loss reserves in the years ended December 31, 2012, 2011 and 2010.

Exchange rate effects

Exchange rate effects on net loss reserves in each of the three years ended December 31, 2012, 2011 and 2010 related to our global operations primarily where reporting units have a functional currency that is not the U.S. dollar. In 2012, the U.S. dollar was weaker against the major currencies to which we are exposed, including the U.K. sterling, the Euro and the Swiss franc. In 2011, the U.S. dollar was stronger against U.K. sterling, the Euro, the Brazilian real and the Swiss franc, which more than offset losses that were driven by a stronger Australian dollar. In 2010, the U.S. dollar was stronger against the Euro, while weaker against the Swiss franc, Canadian dollar and Brazilian real. These movements in the U.S. dollar gave rise to translation and revaluation exchange movements related to carried loss reserve balances of $156.2 million, $(130.5) million and $(125.1) million in the years ended December 31, 2012, 2011 and 2010, respectively.

Net paid losses

Total net paid losses were $3.8 billion, $3.8 billion and $3.5 billion in 2012, 2011 and 2010, respectively. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information.

Other loss related information

Our net incurred losses and loss expenses include actual and estimates of potential non-recoveries from reinsurers. At December 31, 2012 and 2011, the reserve for potential non-recoveries from reinsurers was $107.9 million and $99.2 million, respectively. For further information, see Item 8, Note 9, “Reinsurance,” to the Consolidated Financial Statements included herein.

Except for certain workers’ compensation (including long term disability) liabilities and certain U.K. motor liability claims, we do not discount our unpaid losses and loss expenses.

We utilize tabular reserving for workers’ compensation (including long-term disability) unpaid losses that are considered fixed and determinable, and discount such losses using an interest rate of 5% in 2012 and 2011. The interest rate approximates the average yield to maturity on specific fixed income investments that support these liabilities. The tabular reserving methodology results in applying uniform and consistent criteria for establishing expected future indemnity and medical payments (including an explicit factor for medical inflation) and the use of mortality tables to determine expected payment periods. Tabular unpaid losses and loss expenses, net of reinsurance, at December 31, 2012 and 2011 on an undiscounted basis were $645.2 million and $612.9 million, respectively. The related discounted unpaid losses and loss expenses were $343.0 million and $290.3 million at December 31, 2012 and 2011, respectively.

The Company records specific reserve allowance for Periodical Payment Orders (“PPO”) in the U.K. motor liabilities. This allowance includes the unpaid losses for claims already settled and notified as PPO at December 31, 2012, as well as the unpaid losses for claims to be settled in the future. The future care element of the unpaid losses were discounted using an interest rate of 1.5% at December 31, 2012 reduced from 2% at December 31, 2011 to reflect the increased reserve and the yields obtained on the additional purchase of assets. Unpaid losses and loss expenses, net of reinsurance, at December 31, 2012 and 2011 on an undiscounted basis were $240.0 million and $52.8 million, respectively. After discounting of the future care element the unpaid losses and loss expenses were $148.6 million and $29.6 million at December 31, 2012 and 2011, respectively. The increase in net undiscounted unpaid losses and loss expenses between December 31, 2011 and December 31, 2012 is explained in part by the identification of a proportion of the overall UK motor reserves that will settle as Periodical Payment claims in the future. This is in addition to a revision of the assumptions underlying the PPO reserve calculation and the worse than expected settlement of claims as PPOs during 2012.

Investments

Investment structure and strategy

Our investment operations are managed centrally by our Investment Group. The Risk and Finance Committee (the “RFC”) of the Board of Directors of XL-Ireland approves overall investment policy and guidelines, and reviews the implementation of the investment strategies on a regular basis.

Strategic Asset Allocation

The investment strategy for the investment portfolio is based on the strategic asset allocation (“SAA”) process, which establishes a benchmark for the aggregate investment portfolios supporting P&C investment operations and a separate benchmark for the aggregate investment portfolio supporting Life operations. These two benchmarks (“SAA Benchmarks”) are constructed to maximize company value subject to risk tolerance of management and various constraints, e.g., liability profile, local regulatory requirements, business needs, collateral management and insurance regulation. This process involves an integrated and stochastic model that includes our financial condition, reserve volatility and loss payout patterns, premium expense and loss ratio projections and correlations among asset, liabilities and economic variables.

As part of the implementation of our SAA Benchmarks, we employ a comprehensive framework of investment decision authorities (“Authorities Framework”). The objective of the Authorities Framework is to ensure that the risk profile of our investment portfolio is consistent with management’s risk tolerance as reflected in the SAA Benchmarks. The Authorities Framework controls active or tactical deviations from the SAA Benchmarks. As the magnitude of these deviations increases or the resulting impact on the risk profile of the investment portfolio reaches certain predetermined thresholds, additional levels of authority and approval are required, up to and including the RFC.

The RFC reviews and approves the SAA Benchmarks for P&C and Life operations and the Authorities Framework as part of the investment policy. Management approves further detailed investment authorities which integrate the Authorities Framework into our risk governance processes. We have an ongoing process that focuses on optimizing the composition of the P&C and Life portfolios relative to the SAA Benchmarks. See “Investment Portfolio Structure” for more details.

Investment Portfolio Structure

Our investment portfolio consists of fixed income securities, equities, alternative investments, private investments, derivatives and other investments and cash. These securities and investments are denominated in U.S. dollar, U.K. sterling, Euro, Swiss franc, Canadian dollar and other foreign currencies.

Our direct use of investment derivatives includes futures, forwards, swaps and options that derive their value from underlying assets, indices, reference rates or a combination of these factors. Our current investment policy allows derivatives to be used in the investment portfolio to reduce risk and enhance portfolio efficiency. Derivatives may not be used if they materially increase our investment risk.

At December 31, 2012 and 2011, total investments, cash and cash equivalents, accrued investment income, and net receivable (payable) for investments sold (purchased), were $36.9 billion and $35.9 billion, respectively.

Functionally, our investment portfolio is divided into two principal components:

1) P&C investment portfolio: The larger component is the P&C investment portfolio and its principal objective is to support our insurance and reinsurance operations, the liabilities of which have some uncertainty as to the timing and/or amount. In addition, a smaller portion of the P&C investment portfolio supports corporate operations as well as run-off financial lines business, in which the liabilities have a greater level of certainty and much longer durations than typical P&C business.

The investment strategy for the P&C investment portfolio is based on the SAA process with a constrained total return mandate. The primary performance objective is for the total return of the P&C portfolio to meet or exceed the return of the SAA Benchmark with realized loss constraints. The second performance objective is capital preservation through managing the risk profile of the investment portfolio within management’s risk tolerance. The third performance objective is achieving the budget for net investment income.

2) Life operations investment portfolio: The second component of the investment portfolio is the Life operations investment portfolio. The principal objective of the Life operations investment portfolio is to support our Life operations, which are now in run-off. The largest portion of the Life operations investment portfolio supports the policy benefit reserves associated with asset annuity transactions, with limited uncertainty as to the timing or amount of the liability cash flows. A smaller portion of the Life operations investment portfolio supports life annuity liabilities that were assumed without portfolio asset transfer.

As discussed above, the investment strategy for the Life operations investment portfolio is based on the SAA process. The Life operations investment portfolio SAA process incorporates an additional overlay of the regulatory capital model and a more extensive focus on asset-liability management, which is possible due to the lower volatility of life liabilities relative to P&C liabilities.

The primary performance objective for the investments supporting the asset annuity transactions is to achieve a steady credit-adjusted book yield of the Life operations investment portfolio in order to maximize the embedded value and minimize statutory capital needs (owing to unique technical requirements of the statutory capital model). For the investments supporting the other portions of the Life operations investment portfolio, which do not have this unique capital model, the performance objective is for the constrained total return to at least match the total return of the benchmark, similar to that used in the P&C investment portfolio.

Implementation of investment strategy

Although our management within the Investment Group is responsible for implementation of the investment strategy, the day-to-day management of our investment portfolio is outsourced to investment management service providers in accordance with detailed investment guidelines provided and monitored by us. This approach gives us access to top investment talent with specialized skills across a broad range of investment products and provides flexibility to actively manage the structure of the portfolio as dictated by our business needs. Investment management service providers are selected directly on the basis of various criteria including investment style, track record, performance, risk management capabilities, internal controls, operational risk management and diversification implications. The vast majority of our investment portfolio is managed by large, well-established asset management institutions, while a small portion of the portfolio is managed by asset management specialist firms or boutiques. Each investment management service provider may manage one or more portfolios, each of which is generally governed by a detailed set of investment guidelines, including overall objectives, risk limits (where appropriate) and diversification requirements that fall within our overall investment policies and guidelines, including but not limited to exposures to eligible securities, prohibited investments/transactions, credit quality and general concentration limits. The Investment Group has a surveillance program to manage the aggregation of individual manager portfolios relative to the SAA Benchmarks.

Investment performance

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investment Performance,” for discussion of our investment performance.

Investment portfolio credit ratings, duration and maturity profile

It is our policy to operate the combined P&C and Life (“aggregate”) fixed income portfolio with a minimum weighted average credit rating of Aa3/AA-. See Item 1A, “Risk Factors,” for discussion on ratings downgrades. The aggregate credit rating is determined based on the weighted average rating of securities, where the average credit rating, where available, from Standard & Poor’s (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”) is allocated to each security. The weighted average credit rating of the aggregate fixed income portfolio was Aa2/AA at December 31, 2012 and 2011. U.S. agencies and Agency RMBS paper, whether with implicit or explicit government support, reflect the credit quality rating of the U.S. government for the purpose of these calculations.

We did not have an aggregate direct investment in a single corporate issuer in excess of 5% of shareholders’ equity at December 31, 2012 or 2011. Corporate issuers represent our direct exposure to fixed maturities and short-term investments of the parent issuer and its subsidiaries. These exposures exclude asset and mortgage-backed securities that were issued, sponsored or serviced by the parent and government-guaranteed issues, but does include covered bonds. The Company invests in covered bonds issued by financial institutions (“Covered Bonds”). Covered Bonds are senior secured debt instruments issued by financial institutions and backed by over-collateralized pools of public sector or mortgage loans.

The overall duration and currency denomination of the aggregate fixed income portfolio is managed relative to the respective SAA Benchmarks for the P&C and Life operations investment portfolios, both of which incorporate matching currency and duration within a range relative to liabilities. Duration measures bond price volatility and is an indicator of the sensitivity of the price of a bond (or a portfolio of bonds) to changes in interest rates, assuming a parallel change in all global yield curves reflecting the percentage change in price for a 100 basis point change in yield. Management believes that the duration of the aggregate fixed income portfolio is the best single measure of interest rate risk for the aggregate fixed income portfolio.

The maturity profile of the aggregate fixed income portfolio is a function of the maturity profile of estimated loss payments from our liabilities, our capital and expected operating cash flows and, to a lesser extent, the maturity profile of common fixed income benchmarks. For further information on the maturity profile of the fixed income portfolio, see Item 8, Note 5, “Investments,” to the Consolidated Financial Statements included herein.

Enterprise Risk Management

Risk Management Framework

We face strategic and operational risks related to, among others: underwriting activities, financial reporting, changing macroeconomic conditions, investment risks, reserving estimates, changes in laws or regulations, information systems, business interruption and fraud. Our global P&C business, Life operations (which is in run-off) and investment portfolios each have their own set of risks (see Item 1A, “Risk Factors,” for a discussion of such risks). From time to time, these risks may exhibit greater levels of correlation than might be expected over the longer term due to the presence of, to a greater or lesser degree, some common internal or external risk drivers embedded in our businesses that may manifest themselves simultaneously. An enterprise view of risk is required to identify and manage the consequences of these common risks and risk drivers on our profitability, capital strength and liquidity.

Our enterprise risk management (“ERM”) initiatives are led by the Chief Enterprise Risk Officer (“CERO”), who is a member of our leadership team, and who reports to our Chief Executive Officer. The CERO also acts as a liaison between our Enterprise Risk Committee (“ERC” - see below) and the XL-Ireland Board (or its committees), with respect to risk matters. All of our employees are expected to assist in the appropriate and timely identification and management of risks and to enhance the quality and effectiveness of ERM.

Our ERM framework is designed to allow us to identify and understand material risk concentrations, including concentrations that have unattractive risk/reward dynamics so that prompt, appropriate, corrective or mitigating actions can be taken. To do this, we have risk management committees and processes to serve as points of managerial dialogue and convergence across our businesses and functional areas, to create risk aggregation methodologies and to develop specific risk appetites to coordinate the identification, vetting and discussion of risk topics and metrics. As part of our ERM activities, we apply a suite of stress tests, tools, risk indicators, metrics and reporting processes that examine the consequences of low probability/high severity events (including those related to emerging risks) in order to take mitigating actions where required.

Risk Governance

Risk governance relates to the processes by which oversight and decision-making authorities with respect to risks are granted to individuals within the enterprise. Our governance framework establishes accountabilities for tasks and outcomes as well as escalation criteria. Governance processes are designed to ensure that transactions and activities, individually and in the aggregate, are carried out in accordance with our risk policies, philosophies, appetites, limits and risk concentrations, and in a manner consistent with expectations of excellence of integrity, accountability and client service.

The RFC of the XL-Ireland Board oversees ERM matters. With respect to the responsibilities relating to ERM, the RFC:

•

Oversees ERM activities, including the risk management framework employed by management. In light of the overall risk management framework, the RFC (i) reviews the methodology for establishing our overall risk capacity; (ii) reviews the policies for the establishment of risk limit frameworks, and adherence to such limits; and (iii) reviews and approves enterprise risk limits.

•

Oversees our compliance with any significant enterprise risk limits, authorities and policies. The RFC evaluates what actions to take with respect to such enterprise limits, authorities and policies, and approves any exceptions thereto from time to time as necessary.

•	Reviews our overall risk profile and monitors key risks across our organization as a whole, which may involve coordination with other committees of the Board from time to time as appropriate.

•	Reviews our process controls over model use and development with respect to model risk and model effectiveness, accuracy, and propriety.

•	Monitors our risk management performance and obtains reasonable assurance from management that our risk management policies are effective and are being adhered to.

The review of our overall risk appetites and the evaluation of the risk impact of any material strategic decision being contemplated, including consideration of whether such strategic decision is within the risk profile established by us, is conducted by the full Board. “Risk appetites,” as referred to above, are broad statements used to guide our risk and reward preferences over time, all consistent with, among other factors, business prudence, market opportunities, the underwriting pricing cycle and investment climate. Risk appetites are regularly monitored and can change over time in light of the above. See “Risk Appetite Management” below.

Management oversight of ERM is performed, in part, via a centralized management ERC, which is chaired by the CERO. The ERC is comprised of senior management from our businesses and functions and is charged with developing and monitoring enterprise risk policies, risk appetites, risk limits (and compliance with such limits) and risk aggregations, and identifying key emerging risks and ways to mitigate such risks.

In addition to the ERC, we have established a framework of separate yet complementary ERM subcommittees, each focusing on particular aspects of ERM. These subcommittees include:

•

Economic Capital Model Subcommittee: This subcommittee oversees the development of economic capital models that support ERM activities, and helps set priorities and manage resources related to such models. It reviews assumptions and related methodologies used within our economic capital models, including assessments of model validation, model control and model risk.

•	Liability Subcommittee: This subcommittee supports and assists the ERC’s identification, measurement, management, monitoring and reporting of key underwriting liability and emerging risks.

•

Asset Risk Subcommittee: This subcommittee assists the ERC in its responsibilities in relation to governance and oversight of asset-related risks across the Company, including the investment portfolio. Among its activities are (a) involvement in policy decisions on modeling and quantification of risk measurements; and (b) providing an interpretation and assessment of asset-related risks, with a particular focus on market-related risks. Further, the subcommittee is responsible for coordinating on a regular basis with the Credit Subcommittee of the ERC on asset-related credit risks.

•

Credit Subcommittee: This subcommittee develops and implements the metrics and supporting framework for allocation of credit risk capacity across major business units and functions, including the amount and types of credit exposure.

•

Operational Risk Subcommittee: This subcommittee supports the ERC’s identification, measurement, management and oversight of key operational risks through its oversight of key operational risk management processes and through its review of related operational risk indicators, trends and metrics.

In addition to the above, risk management subcommittees within each of our businesses function to ensure that risk is managed in accordance with the risk limits, guidelines and tolerances that we have allocated to them.

Risk Appetite Management

Our risk appetite framework guides our strategies relating to, among other things, capital preservation, earnings volatility, capital at risk, operational loss, liquidity standards, claims paying rating and capital structure. This framework also addresses our tolerance to risks from material individual events (e.g., natural or man- made catastrophes such as terrorism), our investment portfolio and realistic disaster scenarios that cross multiple lines of business (and risks related to some or all of the above that may occur concurrently).

In relation to event risk management, we establish net underwriting limits for individual large events as follows:

1.

We impose limits for each natural catastrophe peril region at a 1% tail value at risk (“TVaR”) probability. This statistic indicates the average amount of net loss expected to be incurred given that a loss above the 1% exceedance probability level has occurred.

2.

For each event type other than natural catastrophes, we impose limits at a 1% exceedance probability. If we were to deploy the full limit, for any given event type, there would be a 1% probability that an event would occur during the next year that would result in a net underwriting loss in excess of the limit.

3.

We also impose limits for certain other event types at a 0.4% exceedance probability as described in further detail below. If we were to deploy the full limit, for any such given event type, there would be a 0.4% probability that an event would occur during the next year that would result in a net underwriting loss in excess of the limit.

For planning purposes and to calibrate risk tolerances for business to be written from September 30, 2012 through September 30, 2013, we set our underwriting limits as a percent of September 30, 2012 Tangible Shareholders’ Equity (hereafter, “Tangible Shareholders’ Equity”). Tangible Shareholders’ Equity is defined as Total Shareholders’ Equity less Goodwill and Other Intangible Assets. These limits may be recalibrated, from time to time, to reflect material changes in Total Shareholders’ Equity that may occur after September 30, 2012, at the discretion of management and as overseen by the Board.

Tier I event types (“Tier 1 Events”), which include natural catastrophes, terrorism and other realistic disaster scenarios, and Tier 2 event types (“Tier 2 Events”), which include country risk, longevity risk and pandemic risk, are internal risk classifications for the purposes of defining our risk tolerances. In determining Tier 1 and Tier 2 Events we consider such factors as:

•	Anticipated risk adjusted returns;

•	Strategic risk preferences;

•	Relativity to peers;

•	Shareholder expectations;

•	Robustness of exposure assessment methodology; and

•	Projected enterprise loss potential.

Per event 1% TVaR underwriting limits for North Atlantic Windstorm are set at a level not to exceed approximately 22% of Tangible Shareholders’ Equity. Per event 1% TVaR underwriting limits for North American Earthquake are set at a level not to exceed approximately 20% of Tangible Shareholders’ Equity. Per event 1% TVaR underwriting limits for all other natural catastrophe peril regions are set below the per event 1% TVaR limits described above.

Per event 1% exceedance probability underwriting limits for terrorism and other realistic disaster scenarios are set at a level not to exceed approximately 15% of Tangible Shareholders’ Equity.

Per event 1% exceedance probability underwriting limits for Tier 2 Events are set at a level not to exceed 7.5% of Tangible Shareholders’ Equity.

Per event 0.4% exceedance probability underwriting limits for certain Tier 2 Events are set at a level not to exceed 10% of Tangible Shareholders’ Equity. The 0.4% exceedance probability limit is used for Tier 2 Events rather than a TVaR measure due to the difficulty in estimating the full distribution of outcomes in the extreme tail of the distribution for these risk types as required for the TVaR measure.

In all instances, the above referenced underwriting limits reflect pre-tax losses net of reinsurance and include inwards and outwards reinstatement premiums related to the specific events being measured. The limits do not contemplate underwriting profits expected to be generated in the absence of catastrophic loss activity.

In setting underwriting limits, we also consider such factors as:

•	Correlation of underwriting risk with other risks (e.g., asset/investment risk, operational risk, etc.);

•	Model risk and robustness of data;

•	Geographical concentrations;

•	Exposures at lower return periods;

•	Expected payback period associated with losses;

•	Projected share of industry loss; and

•	Annual aggregate losses for natural catastrophes at various return periods including a 1% exceedance probability and a 1% TVaR level on both a peril region basis and a portfolio basis.

Loss exposure estimates for all event risks are derived from a combination of commercially available and internally developed models together with the judgment of management, as overseen by the XL-Ireland Board. Actual incurred losses may vary materially from our estimates. Factors that can cause a deviation between estimated and actualized loss potential include:

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

For the above and other reasons, the incidence, timing and severity of catastrophes and other event types are inherently unpredictable and it is difficult to estimate the amount of loss any given occurrence will generate. As a consequence, there is material uncertainty around our ability to measure exposures associated with individual events and combinations of events. This uncertainty could cause actual exposures and losses to deviate from those amounts estimated, which in turn can create a material adverse effect on our financial condition and results of operations and may result in substantial liquidation of investments, possibly at a loss, and outflows of cash as losses are paid. For this reason, we carry capital in addition to that required by the specific limits described even if it is in excess of rating agency and regulatory required capital.

For a further discussion on risk appetite management see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Key Focuses of Management.”

Impact of ERM Processes

We believe that our ERM processes improve the quality and timeliness of strategic decisions, enhance the integration of strategic initiatives with the risks related to such initiatives and act as catalysts to improve risk awareness and informed action by us. We believe that the integration of ERM with existing business processes and controls optimizes the risk/reward characteristics of business strategies, enhances our overall risk management culture, and is central to our capital allocation process.

In addition, our ERM processes complement our overall internal control framework by helping to manage the complexity that is inherent within an organization of our size and with the variety of our businesses, investment activities and geographical reach. However, internal controls and ERM can provide only reasonable, not absolute, assurance that control objectives will be met. As a result, the possibility of material financial loss remains in spite of our ERM activities. An investor should carefully consider the risks and all information set forth in this report including the discussion included in Item 1A, “Risk Factors,” Item 7A, “Quantitative and Qualitative Disclosure About Market Risk,” and Item 8, “Financial Statements and Supplementary Data.”

Regulation

Our operating subsidiaries are subject to regulation and supervision in each of the jurisdictions in which they are domiciled and licensed to conduct business. Generally, regulatory authorities can have broad supervisory and administrative powers over such matters as licenses, fitness of management, standards of solvency, material transactions between affiliates, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid losses and loss adjustment expenses, claims handling, reinsurance, minimum capital and surplus requirements and/or risk based capital standards, dividends and other distributions to shareholders, periodic examinations and annual and other report filings or notifications. See Item 8, Note 23, “Statutory Financial Data,” to the Consolidated Financial Statements included herein. In general, such regulation is for the protection of policyholders rather than shareholders. We cannot predict the potential effect that any new regulations would have on our operating subsidiaries or on our business, results of operations, cash flows or financial condition. See “Risk Factors – The regulatory regimes under which we operate, and potential changes thereto, could have a material adverse effect on our business.” A summary of certain regulatory requirements in the key jurisdictions in which we operate follows.

In addition, XL-Ireland, our ultimate holding company, is domiciled in Ireland. Although XL-Ireland is not an Irish regulated operating entity, the Central Bank of Ireland, or CBI, has informed us that it will be our group supervisor under Solvency II. Adopted by the European Parliament in April 2009, Solvency II is an E.U. directive covering the capital adequacy and risk management of, and regulatory reporting for, European-based (re)insurers. Several steps must be taken by the European Commission, the European Parliament, the Council of Ministers and the European Insurance and Occupational Pensions Authority (“EIOPA”) to implement Solvency II. The final date of implementation and key elements of the framework remain under discussion, but it is widely accepted that the envisaged implementation date of January 1, 2014 will not be met. In October 2012, the European Parliament rescheduled the plenary vote of the Omnibus II Directive from November 2012 to March 2013. The Omnibus II directive sets the date of entry into force of the Solvency II regime and amends the Solvency II framework directive on capital requirements for insurance companies. Following adoption, there are multiple rounds of consultation and publication prior to implementation.

As an Irish public company, XL-Ireland is subject to reporting requirements and certain restrictions under Irish company law. See “Management’s Discussion & Analysis of Financial Condition—Holding Company Liquidity” and Item 8, Note 23, “Statutory Financial Data,” to the Consolidated Financial Statements included herein.

Ireland

Our Irish regulated operating subsidiary, XL Re Europe public limited company, is subject to the regulatory framework established by the CBI. It is required to, among other matters:

•	maintain an adequate solvency margin and guarantee fund;

•	submit quarterly and annual regulatory returns as well as ad hoc reporting of certain material transactions; and

•	obtain regulatory pre-approval of certain transactions, such as payment of dividends or acquisitions and disposals in the ownership/voting rights of (re)insurance companies.

The CBI has minimum competency and fitness and probity codes that seek to ensure that regulated entities are run by those with appropriate professional qualifications or experience within the CBI’s view, with regulatory pre-approval required for certain key roles. The CBI’s code of corporate governance includes prescriptive rules regarding board role and composition, establishment and operation of board sub-committees and requirements around the approval of risk appetites and the monitoring and reporting of risks. In addition, the CBI has broad supervisory and administrative powers over capital and surplus requirements and the declaration of and payment of dividends or other distributions. Our Irish operating subsidiary is required to seek prior approval from the CBI to reduce its share capital or to pay dividends.

United Kingdom

Our U.K. regulated operating subsidiaries are regulated by the Financial Services Authority (“FSA”). The FSA’s Handbook of Rules and Guidance (the “FSA Rules”) covers all aspects of regulation including capital adequacy, financial and non-financial reporting, the payment of dividends and certain other activities of U.K. regulated firms. Our Lloyd’s managing agency, its managed syndicates and its associated corporate capital vehicles are subject to additional Lloyd’s requirements. The FSA’s Approved Persons regime also subjects certain of our employees and directors to FSA regulation regarding their “fitness.”

In 2010, the U.K. government released plans to abolish the FSA and separate its responsibilities between a number of new agencies and the Bank of England. This is expected to occur in the Spring of 2013. In 2013, the FSA will be replaced by two new regulatory bodies: the Prudential Regulation Authority (“PRA”) and the Financial Conduct Authority (“FCA”). Both the PRA and FCA will have regulatory oversight of our U.K. regulated operating subsidiaries.

Other European Union

Our network of offices in the European Union consists mainly of branches of Irish and U.K. companies and these offices are principally regulated under European directives from their home states of Ireland and the U.K., respectively, rather than by each individual jurisdiction.

Bermuda Operations

The Insurance Act 1978 of Bermuda and related rules and regulations, as amended (the “Bermuda Act”), regulates our Bermuda (re)insurance operating subsidiaries, which must be registered as (re)insurers by the Bermuda Monetary Authority (the “BMA”). The Bermuda Act imposes on Bermuda (re)insurance companies, solvency and liquidity standards, certain restrictions on the declaration and payment of dividends and distributions, certain restrictions on the reduction of statutory capital, auditing and reporting requirements, and grants the BMA powers to supervise and, in certain circumstances, to investigate and intervene in the affairs of (re)insurance companies.

Certain of our Bermuda regulated (re)insurance companies are required to prepare and file annual audited GAAP or International Financial Reporting Standards financial statements, as well as annual statutory financial returns, annual capital and solvency returns and quarterly financial returns.

Our Bermuda regulated general business (re)insurers are required to maintain available statutory capital and surplus at a level equal to or in excess of their enhanced capital requirement (“ECR”). The applicable ECR is established by reference to either the Bermuda Solvency Capital Requirement (“BSCR”), which employs a standard mathematical model that can relate more accurately the risks taken on by (re) insurers to the capital that is dedicated to their business, or a BMA-approved internal capital model. The BMA has also established a target capital level (“TCL”) for each (re)insurer equal to 120% of its ECR. While (re)insurers are not required to maintain their statutory capital and surplus at this level, the TCL acts as an early warning tool for the BMA and failure to maintain statutory capital at least equal to TCL will likely result in increased BMA regulatory oversight. Our Bermuda regulated (re)insurers use the BSCR model to calculate their solvency requirements.

Under the Bermuda Companies Act 1981, as amended, a Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than its liabilities. Under the Bermuda Act, a Class 4 (re)insurer is prohibited from declaring or paying any dividends of more than 25% of its total statutory capital and surplus unless it certifies to the BMA that it will continue to meet its minimum solvency margin and minimum liquidity ratio.

In addition, neither Class 4 (re)insurers nor certain long-term (re)insurers may reduce their total statutory capital by 15% or more unless they have received the prior approval from the BMA.

United States

In the United States, we are subject to extensive regulation in the jurisdictions in which we conduct our business. The state legislatures and/or state (re)insurance regulators consider or enact laws or regulations that may alter or increase the regulation of (re)insurance companies and (re)insurance holding companies. State laws and regulations that are adopted or amended may be more restrictive than current laws and regulations and may affect our operations, financial condition through lower revenue and/or higher costs of compliance and could adversely affect our results of operations and limit our growth. For example, regulators may choose to restrict the ability of subsidiaries to make payments to their parent companies, reject rate increases or increase the statutory capital requirements of our operating subsidiaries.

There are a number of proposals to amend state insurance laws and regulations in ways that could affect our insurance operating subsidiaries. The National Association of Insurance Commissioners (“NAIC”) has recently adopted or amended model laws on holding company regulation that would provide for supervision of insurers at the corporate group level. Although such changes are only beginning to be considered or adopted by individual state regulators, it can be expected that most state regulators will ultimately adopt them in some form. The various proposals to implement group supervision include uniform standards for insurer corporate governance, group-wide supervision of insurance holding companies, adjustments to risk-based capital calculations to account for group-wide risks and additional regulatory and disclosure requirements for insurance holding companies.

Additionally, the NAIC has undertaken the Solvency Modernization Initiative (“SMI”), which focuses on a review of insurance solvency regulations throughout the U.S. financial regulatory system and will lead to a set of long-term solvency modernization goals. SMI is broad in scope, but the NAIC has stated that its focus will include the U.S. solvency framework, group solvency issues, capital requirements, international accounting and regulatory standards, reinsurance and corporate governance.

Currently, our U.S. regulated operating subsidiaries are required to file detailed annual and, in most states, quarterly reports with state insurance regulators in each of the states in which they are licensed or accredited. In addition, these subsidiaries’ operations and accounts are subject to financial condition and market conduct examination at regular intervals by state regulators. In June of 2012, all three states in which the U.S. insurance and reinsurance subsidiaries are domiciled (New York, Delaware and North Dakota) issued reports on their examination of the financial condition of each of the subsidiaries for the five year period ended December 31, 2010. The reports concluded that all findings from the prior examination had been effectively addressed, and no new findings were reported.

Our U.S. regulated operating subsidiaries are subject to various state statutory and regulatory restrictions that limit the amount of dividends that may be paid from earned surplus without prior approval from regulatory authorities. These restrictions differ by state, but are generally based on a calculation of the lesser of 10% of statutory surplus or 100% of “adjusted net investment income” to the extent that it has not previously been distributed.

While the U.S. federal government currently does not directly regulate the insurance business in the U.S. (other than for flood, nuclear and reinsurance of losses from terrorism), federal legislation and administrative policies can affect the insurance industry. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) was passed into law. Dodd-Frank requires the creation of a Federal Insurance Office within the Treasury Department that will be focused on national coordination of the insurance sector, systemic risk mitigation and international regulatory cooperation. Although the Federal

Insurance Office currently does not directly regulate the insurance industry, under Dodd-Frank it has the power to preempt state insurance regulations that are inconsistent with international agreements regarding insurance regulation, subject to certain exceptions. In addition, Dodd-Frank provides that the Federal Insurance Office must submit a report to Congress on improving U.S. insurance regulation, which must cover the feasibility of future federal regulation of the U.S. insurance industry.

Other International Operations

We have a number of regulated operating subsidiaries outside of the European Union, Bermuda and the United States. The degree of regulation in foreign jurisdictions can vary and licenses issued by foreign authorities are subject to modification or revocation for cause by such authorities. Our subsidiaries could be prevented, for cause, from conducting business in certain of the jurisdictions where they currently operate. While each country imposes licensing, solvency, auditing and financial reporting requirements, the type and extent of the requirements differ substantially. Key areas where country regulations may differ include: (i) the type of financial reports to be filed; (ii) a requirement to use local intermediaries; (iii) the amount of reinsurance permissible; (iv) the scope of any regulation of policy forms and rates; and (v) the type and frequency of regulatory examinations.

In addition to these requirements, our foreign operations are also regulated in various jurisdictions with respect to currency, amount and type of security deposits, amount and type of reserves, amount and type of local investment and limitations on the share of profits to be returned to policyholders on participating policies. A summary of certain regulatory requirements in Switzerland, Latin America and China follows.

Switzerland

Supervision of our Swiss regulated operating subsidiaries is carried out by the Federal Financial Market Supervisory Authority (“FINMA”). The supervisory regime currently comprises both Solvency I requirements and Solvency II type requirements (“Swiss Solvency Test”), the latter of which impose higher capital requirements. Furthermore, direct insurers and insurance branches operating in Switzerland have to comply with “tied assets” requirements. Reinsurance branches of foreign legal entities are exempt from supervision by FINMA and are supervised by the country in which they are domiciled.

The Swiss supervisory regime was considered in EIOPA’s first wave of third country equivalence assessment for Solvency II. EIOPA advised that Switzerland meets the criteria set out in EIOPA’s methodology for equivalence assessments for Article 172 (equivalence for reinsurance supervision) and Article 260 (equivalence for third country group supervision), with certain caveats. For Article 227 (Calculating group solvability), the Swiss regulatory regime was assessed as equivalent, with no caveats.

In September 2012, FINMA and EIOPA signed a Memorandum of Understanding (“MoU”) regarding cooperation in supervision, in particular for insurance groups with international activities in the European Economic Area and Switzerland. The MoU creates a formal basis for cooperation in the following areas: group supervision, assistance in the work of EEA and FINMA colleges of supervisors, action required in emergency situations, safeguarding financial stability by monitoring and assessing risks, interconnectedness and conducting stress tests. This MoU will not modify or supersede any laws or regulatory requirements in force and will not affect any arrangements under the MoU that have previously been signed between FINMA and other national supervisory authorities of the EEA.

Latin America

We have both insurance and reinsurance operations in the Latin America region, with local companies in Brazil and Mexico and representative offices in Argentina and Colombia. Other than the Colombia representative office, all the legal entities in the region are subsidiaries, and there are no branches. Where we do not have a legal entity, we act as a foreign reinsurer. Nearly all regulators in the Latin America region require foreign reinsurers to be registered or licensed to accept reinsurance business.

The extent of regulation in the region varies significantly in the countries in which we conduct business. Typically, each country has regulations relating to solvency, auditing, internal controls and financial reporting, but the type and extent of the requirements differs substantially. Other regulations in the region that impact our operations but are not specific to insurance or reinsurance include those relating to foreign currency exchange control, data protection legislation, anti-money laundering legislation and sanctions.

China

Our Chinese regulated operating subsidiary is regulated by the China Insurance Regulatory Commission (the “CIRC”) under the People’s Republic of China Insurance Law. CIRC’s regulatory regime includes requirements relating to licensing, capital, premium and liability, disclosure and periodic reporting and approval or filing of policy wordings and rates.

Employees

At December 31, 2012, we had 4,007 employees. At that date, 232 of our employees were represented by workers’ councils and 418 of our employees were subject to industry-wide collective bargaining agreements in several countries outside the United States.

Available Information

The public can read and copy any materials we file with the U.S. Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The address of the SEC’s website is http://www.sec.gov.

Our website address is http://www.xlgroup.com. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K or any other of our documents filed with or furnished to the SEC.

We make available free of charge, including through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

We have adopted Corporate Governance Guidelines, written charters for each of the Audit Committee, the Management Development and Compensation Committee, the Nominating, Governance and External Affairs Committee and the Risk and Finance Committee, as well as a Code of Conduct and a related Compliance Program. Each of these documents is posted on our website at http://www.xlgroup.com, and each is available in print to any shareholder who requests it by writing to us at Investor Relations Department, XL Group plc, Harbor Point, 100 Washington Boulevard, Stamford, CT 06902, United States of America.

We intend to post on our website any amendment to, or waiver of, a provision of our Code of Conduct that applies to our Chief Executive Officer, Chief Financial Officer and Corporate Controller or persons performing similar functions and that relates to any element of the code of ethics definition set forth in Item 406 of Regulation S-K under the Securities Act of 1933, as amended.

We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Such disclosures will be included on the website in the “Investor Relations” section. Accordingly, investors should monitor such portions of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.

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

A downgrade below “A-” of our principal insurance and reinsurance subsidiaries by either Standard & Poor’s (“S&P”) or A.M. Best Company (“A.M. Best”), which is two notches below the current S&P and A.M. Best financial strength ratings of “A” (Positive) and “A” (Stable), respectively, for our principal insurance and reinsurance subsidiaries, may trigger termination provisions in a significant amount of our assumed reinsurance agreements and may potentially require us to return unearned premium to cedants. Whether a client would exercise its termination rights after such a downgrade would likely depend on, among other things, the reasons for the downgrade, the extent of the downgrade, prevailing market conditions, the degree of unexpired coverage, and the pricing and availability of replacement reinsurance coverage. Based on premium value, approximately 70% of our in force reinsurance contracts at January 1, 2013 contained provisions allowing clients to terminate those contracts upon a decline in our ratings to below “A-.” In the event of such a downgrade, we cannot predict whether or how many of our clients would actually exercise such termination rights or the extent to which any such terminations would have a material adverse effect on our financial condition, results of operations, cash flows or future prospects or the market price for our securities. A downgrade could also result in both a substantial loss of business for us as ceding companies and brokers that place such business may move to other insurers and reinsurers with higher ratings and the loss of key employees. In addition, due to collateral posting requirements under our letter of credit and revolving credit facility agreements, such a downgrade may require the posting of cash collateral in support of certain “in use” portions of these facilities (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” under Part II, Item 7 of this report). Specifically, a downgrade below “A-” by A.M. Best would constitute an event of default under the Company’s three largest credit facilities and may trigger such collateral requirements. In certain limited instances, such downgrades may require us to return cash or assets to counterparties or to settle derivative and/or other transactions with the respective counterparties.

In addition to the financial strength ratings of our principal insurance and reinsurance subsidiaries, various rating agencies also publish credit ratings for XL-Cayman. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner, are part of our overall funding profile and affect our ability to access certain types of liquidity. Downgrades in our credit ratings could have a material adverse effect on our financial condition and results of operations and cash flows in a number of ways, including adversely limiting our access to capital markets, potentially increasing the cost of debt or requiring us to post collateral.

Downgrading of the United States’ credit rating could have a material adverse effect on our business, financial condition and results of operations.

Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the United States from “AAA” to “AA+” in August 2011. In addition, Standard & Poor’s Rating Services and Moody’s

Investor Services maintain a negative outlook on U.S. debt, and both Fitch Ratings and Moody’s Investors Services have warned that they may downgrade the U.S. government’s sovereign credit rating if future budget negotiations to raise the debt ceiling fail, or if steps are not taken to decrease the U.S.’s debt load. Because of the unprecedented nature of negative credit rating actions with respect to U.S. government obligations, the impact of a further downgrade to the U.S. government’s sovereign credit rating or any other further rating actions by any rating agency is inherently unpredictable. Such actions could have material adverse impacts on financial markets and economic conditions in the United States and throughout the world. In turn, this could have a material adverse effect on our business, financial condition and results of operations, including with respect to assets in our investment portfolio, as well as assets in trusts or other collateral arrangements posted by or to us. In addition, further downgrades of the United States’ credit rating could create broader financial turmoil and uncertainty, and could negatively impact the average credit rating quality of our investment portfolio, which could require us to change our minimum average credit quality target.

The sovereign debt crisis in Europe and concerns regarding the instability of Euro-zone countries could have a material adverse effect on our business, financial condition and results of operations.

Global markets and economic conditions have been negatively impacted by the uncertainty relating to the level of sovereign debt of numerous E.U. member states, the ability of those countries to service their sovereign debt obligations and the stability of financial institutions operating within those E.U. member states. This uncertainty has and could in the future result in volatile bond yields on the sovereign debt of E.U. member states and on other European-related corporate debt held within our investment portfolio and could have material adverse impacts on financial markets and economic conditions in the E.U. and throughout the world. In addition, continuing downgrades of sovereign debt could bring down the average credit rating quality of our investment portfolio.

The interdependencies among European economies and financial institutions and between such European economies and financial institutions and those of the rest of the world have also exacerbated concern regarding the stability of European financial markets generally and certain institutions in particular. One or more Euro-zone countries could come under increasing pressure to leave the European Monetary Union or the European Union, or the Euro as the single currency of the Euro-zone could cease to exist if the European Monetary Union were dissolved. These or other actions could ultimately result in the European Union ceasing to exist. Any of these developments, or the perception that any of these developments are likely to occur, could lead to severe economic recession or depression. If one or more countries abandon the Euro or the European Monetary Union dissolves, it may result in uncertainty with respect to the terms, value or enforceability of these bonds, instruments or contracts, which could result in a material loss to us. Similarly, if a country leaving the Euro-zone imposes currency controls, such controls may have a material adverse impact on the value of and our ability to withdraw funds from that country.

Given the extent of our European operations, including that XL-Ireland is domiciled in Ireland, and our European investment holdings, clients and counterparties, persistent volatility in the European financial markets, or the failure of any significant European financial institution arising from the wider implications of the crisis, even if not an immediate counterparty to us, could have a material adverse impact on our business, investment portfolio, liquidity or financial performance. If the current Euro-zone sovereign debt crisis persists or worsens, it could lead to further political uncertainty, material changes to tax policies of Euro-zone countries, financial turmoil and social unrest, affecting the successful implementation of stability measures. Sovereigns, financial institutions and companies may become subject to liquidity shortages and be unable to obtain refinancing or new funding, leading to an increased risk of a default on their existing debt, and measures to reduce debt levels and fiscal deficits could result in a further slowdown of or negative economic growth.

For a discussion of the risks to our business during or following a financial market disruption and risks to our investment portfolio, see the risk factor entitled “We are exposed to significant capital markets risk related to changes in interest rates, credit spreads, equity prices and foreign exchange rates as well as other investment risks, which may adversely affect our results of operations, financial condition or cash flows.” For a discussion of risks associated with the United States’ credit rating, see the risk factor entitled “Downgrading of the United States’ credit rating could have a material adverse effect on our business, financial condition and results of operations.”

Our efforts to develop new products or expand in targeted markets may not be successful and may create enhanced risks.

A number of our recent and planned business initiatives involve developing new products or expanding existing products in targeted markets. This includes the following efforts, from time to time, to protect or profitably grow market share:

•	We may develop products that insure risks we have not previously insured or contain new coverage or coverage terms.

•	We may refine our underwriting processes.

•	We may seek to expand distribution channels.

•	We may focus on geographic markets within or outside of the United States where we have had relatively little or no market share or operating history.

We may not be successful in introducing new products or expanding in targeted markets and, even if we are successful, these efforts may create enhanced risks. Among other risks:

•	Demand for new products or in new markets may not meet our expectations.

•

To the extent we are able to market new products or expand into new markets, our risk exposures may change, and the data and models we use to manage such exposures may not be as sophisticated as those we use in existing markets or with existing products. This, in turn, could lead to losses in excess of our expectations.

•	Efforts to develop new products or markets have the potential to create or increase distribution channel conflict.

•

In connection with the conversion of existing policyholders to a new product, some policyholders’ pricing may increase, while the pricing for other policyholders may decrease, the net impact of which could negatively impact retention and margins.

•	To develop new products or markets, we may encounter unanticipated operational issues or we may need to make substantial capital and operating expenditures, which may also negatively impact results.

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

Our operating results are affected by the performance of our investment portfolio. Our assets are invested by a number of investment management service providers under the direction of the Company’s management within the Investment Group in accordance, in general, with detailed investment guidelines set by us under the oversight of the RFC, and established in accordance with our SAA framework for our P&C and Life operations investment portfolios. Although our investment policies stress diversification of risks and conservation of principal and liquidity, our investments are subject to market-wide risks, as noted below, and fluctuations, as well as to risks inherent in particular securities. We are exposed to significant capital markets risks related to changes in interest rates, credit spreads and defaults, market liquidity, equity prices and foreign currency exchange rates. If significant continued market volatility, changes in interest rates, changes in credit spreads and defaults, a lack of pricing transparency, a reduction in market liquidity, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. dollar occur, individually or together, this could have a material adverse effect on our consolidated results of operations, financial condition or cash flows through realized losses, impairments, and changes in unrealized positions. Levels of write-down or impairment are impacted by our assessment of the intent to sell securities that have declined in value as well as actual losses as a result of defaults or deterioration in estimates of cash flows. We periodically review our investment portfolio structure and strategy. If, as a result of such review, we determine to reposition or realign portions of the investment portfolio and sell securities in an unrealized loss position, we will incur an other than temporary impairment charge. Any such charge may have a material adverse effect on our results of operations and business.

For the year ended December 31, 2012, as a result of the prolonged and continued volatility and disruptions in the public debt and equity markets, we incurred realized and unrealized investment losses, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of this report. We continue to closely monitor current market conditions and evaluate the long term impact of this market volatility on all of our investment holdings. Depending on market conditions, we could incur additional realized and unrealized losses in future periods, which could have a material adverse effect on the Company’s results of operations, financial condition and business.

Our exposure to interest rate risk relates primarily to the market price and cash flow variability of fixed income instruments that are associated with changes in interest rates. Our investment portfolio contains interest rate sensitive instruments, such as fixed income securities, which have been and may continue to be adversely affected by changes in interest rates from central bank monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in interest rates would increase the net unrealized loss position of our investment portfolio, offset by our ability to earn higher rates of return on funds reinvested over time. Conversely, a decline in interest rates would decrease the net unrealized loss position of our investment portfolio, offset by lower rates of return on funds reinvested. We maintain a P&C investment portfolio with diversified maturities that has a weighted average duration that is determined in accordance with its SAA Benchmark based on a dynamic financial analysis of investment assets and liabilities, and that is intended to maximize the Company’s enterprise value subject to accounting, regulatory, capital and risk tolerances. The SAA Benchmarks and portfolios supporting our Life operations are rebalanced regularly to reflect an explicit asset-liability management process. However, for both the P&C and Life operations investment portfolios our estimates of the time and size of our estimated loss payment profile may be inaccurate and despite stochastic investment portfolio modeling, we may be forced to liquidate investments prior to maturity at a loss in order to cover liabilities. In sum, we are economically exposed to interest rate risk on our capital and to the extent that our investment portfolio maturities are a poor hedge of actual liability loss payments.

Our exposure to credit spread risk relates primarily to the market price associated with changes in prevailing market credit spreads and the impact on our holdings of spread products such as corporate and structured and credit-sensitive government-related securities. Approximately 2.8% of our aggregate fixed income portfolio consists of below investment-grade high yield fixed income securities. These securities have a higher degree of credit or default risk and a greater exposure to credit spread risk. Certain sectors within the investment and below investment grade fixed income market, such as structured and corporate credit, may be less liquid in times of economic weakness or market disruptions. While we have put in place procedures to monitor the credit risk and liquidity of our invested assets in general and those impacted by recent credit market issues specifically, it is possible that, in periods of economic weakness or periods of turmoil in capital markets, we may experience default losses in both our investment grade and below investment grade corporate and structured holdings. This may result in a material reduction of net income, capital and cash flows.

We invest a portion of our investment portfolio in common stock or equity-related securities, including alternative funds, private equity funds and other funds. The value of these assets fluctuates, due to changes in the equity and credit markets along with other factors. In times of economic weakness, the market value and liquidity of these assets may decline, and may impact net income, capital and cash flows. In addition, certain of the products offered by our Life operations offer fixed guaranteed returns while debt and equity yields may continue to decline. In addition, the amount of earnings from alternative funds, private investment funds and other funds are not earned evenly across the year, or even from year to year. As a result, the amount of earnings that we record from these investments may vary substantially from quarter to quarter. The timing of distributions from such private investment funds depends on particular events relating to the underlying investments. The ability of an alternative fund to satisfy any redemption request from its investors depends on the underlying liquidity of the alternative fund’s investments. As a result, earnings, distributions and redemptions from these two asset classes may be more difficult to predict, and, if such funds are unable to satisfy our redemption requests, our results of operations, financial condition and cash flows may be adversely impacted. As alternative and private investment funds are collective investment vehicles managed by third parties, we do not control the proceeds once we make our investments, thus subjecting us to a higher level of fraud risk than is the case with our fixed income and equity holdings.

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

In addition, locally-required capital levels are invested in local currencies in order to satisfy regulatory requirements and to support local insurance operations regardless of currency fluctuations. Foreign exchange rate risk is reviewed as part of our risk management process and we utilize derivative instruments such as futures, options and foreign currency forward contracts to, among other things, manage our foreign currency exposure. It is possible that these instruments will not effectively mitigate all or a substantial portion of our foreign exchange rate risk, which could adversely impact the Company’s results of operations.

Certain of our investments may be illiquid or are in asset classes that have in times of market stress experienced significant market valuation fluctuations.

We hold certain investments that may lack liquidity or for which the availability of prices or inputs may be reduced in periods of market dislocation, such as non-agency residential mortgage-backed and collateralized debt obligations securities. Even some of our high quality assets have been more illiquid during periods of challenging market conditions. Generally, securities classified as Level 3 pursuant to the fair value hierarchy set forth in authoritative accounting guidance over fair value measurements may be less liquid, may be more difficult to value, requiring significant judgment, and may be more likely to result in sales at materially different amounts than the fair values determined by management.

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

The reported values of our relatively illiquid types of investments and, in certain circumstances, our high quality, generally liquid asset classes, do not necessarily reflect the lowest current market bid price for the asset. If we were forced to sell certain of our assets in the market, there can be no assurance that we will be able to sell them for the prices at which we have recorded them and we may be forced to sell them at significantly lower prices, particularly at times of extreme market illiquidity. Any such sales could adversely impact the Company’s financial position.

If actual claims exceed our loss reserves, or if changes in the estimated levels of loss reserves are necessary, our financial results and cash flows could be adversely affected.

Our results of operations and financial condition depend upon our ability to assess accurately the potential losses associated with the risks that we insure and reinsure. We establish reserves for unpaid losses and loss adjustment expense (“LAE”) liabilities, which are estimates of future payments of reported and unreported claims for losses and related expenses with respect to insured events that have occurred. The process of establishing reserves for property and casualty claims can be complex and is subject to considerable variability, as it requires the use of informed estimates and judgments. Actuarial estimates of unpaid loss and LAE liabilities are subject to potential errors of estimation, which could be significant, due to the fact that the ultimate disposition of claims incurred prior to the date of such estimation, whether reported or not, is subject to the outcome of events that have not yet occurred. Examples of these events include the accuracy of the factual information on which the estimates were based, especially as estimates develop, jury decisions, court interpretations, legislative changes, changes in the medical condition of claimants, public attitudes, and economic conditions such as inflation.

Recent deficit spending by governments in the Company’s major markets exposes the Company to heightened risk of inflation. Inflation in relation to medical costs, construction costs and tort issues in particular impact the property and casualty industry. However, broader market inflation also poses a risk of increasing overall loss costs. The impact of inflation on loss costs could be more pronounced for those lines of business that are considered “long tail” such as general liability, as they require a relatively long period of time to finalize and settle claims for a given accident year. Changes in the level of inflation also result in an increased level of uncertainty in our estimation of loss reserves, particularly for long tail lines of business. The estimation of loss reserves may also be more difficult during times of adverse economic conditions due to unexpected changes in behavior of claimants and policyholders, including an increase in fraudulent reporting of exposures and/or losses, reduced maintenance of insured properties or increased frequency of small claims.

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

As industry practices and legal, judicial, social, political and other environmental conditions change, unexpected issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims, such as the effects that disruptions in the credit markets could have on the number and size of reported claims under directors and officers liability insurance (“D&O”) and professional liability insurance lines of business. In some instances, these changes may not become apparent until some time after we have issued the insurance or reinsurance contracts that are affected by the changes. Historically such claims and coverage issues have occurred at heightened levels during periods of very soft market conditions which often reflect an inflection point in the typical cycle of insurance industry market conditions. In addition, our actual losses may vary materially from our current estimate of the loss based on a number of factors, including receipt of additional information from insureds or brokers, the attribution of losses to coverages that had not previously been considered as exposed and inflation in repair costs due to additional demand for labor and materials. As a result, the full extent of liability under an insurance or reinsurance contract may not be known for many years after such contract is issued and a loss occurs.

There can be no assurance as to the effect that governmental and regulatory actions will have on the marketplace generally or on us in particular.

In response to the financial crises affecting the banking system and financial markets and going concern threats to financial institutions, there have been numerous regulatory and governmental actions in the United States, the U.K. and the Euro-zone, among other countries. The purpose of these legislative and regulatory actions is to stabilize the U.S. and international financial markets, improve the flow of credit, increase employment levels and foster an economic recovery.

Under the Dodd-Frank Act, the Financial Stability Oversight Council (“FSOC”) has issued rules establishing the process and criteria by which companies may be designated as nonbank systemically important financial institutions (“SIFIs”) subject to the examination, enforcement and supervisory authority of the FSOC. Similarly, the Financial Stability Board (“FSB”), consisting of representatives of national financial authorities of the G20 nations, has issued a series of frameworks and recommendations intended to produce significant changes in how financial companies, particularly global systemically important financial institutions (“G- SIFIs”), should be regulated. These frameworks and recommendations address issues such as financial group supervision, capital and solvency standards, systemic economic risk, corporate governance including compensation, and a host of related issues associated with responses to the financial crisis. In addition, the FSB has directed the International Association of Insurance Supervisors (“IAIS”) to create standards relative to these areas for global systemically important insurers (“G-SIIs”) and incorporate them within that body’s Insurance Core Principles. While we do not expect that we will be designated as a SIFI,

G-SIFI or G-SII, certain of our competitors may be so designated, which may impact market behavior and/or access to capital.

With respect to our investment portfolio, we own a number of Tier 1 and Upper Tier 2 hybrid securities issued by financial institutions including those based in the U.S., Europe and the U.K. There is a risk that, if the capital positions of financial institutions deteriorate further government intervention, particularly nationalization of such institutions, could occur. There is also a risk of regulatory imposed deferral of coupons or decisions by bank management not to call the capital or defer the coupon payments. This may result in losses on the hybrid securities we hold. There is also the risk of further downgrades of these or other securities as rating agencies re-evaluate their rating methodologies, which would negatively impact the regulatory capital of the Life operations or the valuation of our investment portfolio assets generally.

In particular, the current sovereign debt crisis concerning European countries, including Greece, Italy, Ireland, Portugal and Spain, or GIIPS, and related European financial restructuring efforts, may cause the value of the European currencies, including the Euro, to further deteriorate, which in turn could adversely impact Euro-denominated assets held in our investment portfolio or our European book of business. In addition, the European crisis is contributing to instability in global credit markets, as well as the widening of bond yield spreads. Rating agency downgrades on European sovereign debt and continuing concern about the potential default of government issuers or a possible break-up of the European Union has further contributed to this uncertainty. Should governments default on their obligations, there will be a negative impact on both our direct holdings, as well as on non-government issues and financials held within the country of default. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Balance Sheet Analysis–European Sovereign Debt Crisis” for an analysis of our fixed maturity portfolio’s exposure to GIIPS.

There can be no assurance as to the effect that any such governmental actions or future regulatory initiatives may have on certain investment instruments in our investment portfolio, or on our competitive position, business or financial position. If global economic and market conditions remain uncertain and volatile, or deteriorate further, we may experience material adverse impacts on our results of operations, financial condition and cash flows.

We may be unable to purchase reinsurance and, even if we are able to successfully purchase reinsurance, we are subject to the possibility of being unable to collect reinsurance when due.

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

The impairment of other financial institutions could adversely affect us.

We have exposure to counterparties in various industries, including banks, hedge funds and other investment vehicles, and in reinsurance and other transactions, including derivative transactions. Many of these transactions expose us to credit risk in the event our counterparty fails to perform its obligations. Even if we are entitled to collateral when a counterparty defaults, such collateral may be illiquid or proceeds from such collateral when liquidated may not be sufficient to recover the full amount of the obligation. We also have exposure to financial institutions in the form of secured and unsecured debt instruments and equity securities. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Since we depend on a few brokers for a large portion of our revenues, loss of business provided by any one of them could adversely affect us.

We market our insurance and reinsurance products worldwide primarily through insurance and reinsurance brokers. AON Corporation, Marsh & McLennan Companies and the Willis Group and their respective subsidiaries each provided significant portions of our gross written premiums for property and casualty operations. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

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

Our insurance and reinsurance subsidiaries conduct business outside the United States, primarily in the U.K., Bermuda, and Europe. We have also continued to pursue opportunities in other countries, including in emerging markets such as Asia, Africa and Latin America. In conducting such business we are subject to a number of significant risks. These risks include restrictions such as price controls, capital controls, exchange controls, ownership limits and other restrictive governmental actions, which could have an adverse effect on our business and our reputation. In addition, some countries, particularly emerging economies, have laws and regulations that lack clarity and, even with local expertise and effective controls, it can be difficult to determine the exact requirements of the local laws. Failure to comply with local laws in a particular market could have a significant and negative effect not only on our business in that market but also on our reputation generally.

Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends, make payments on our debt securities and make other payments.

Our ability to pay dividends or return capital from shareholders’ equity is limited by applicable laws and regulations of the various jurisdictions in which our principal operating subsidiaries operate, certain additional required regulatory approvals and financial covenants contained in our letters of credit and revolving credit facilities.

As holding companies, XL-Ireland and XL-Cayman have no operations of their own and their assets consist primarily of investments in subsidiaries. Accordingly, XL-Ireland and XL-Cayman rely on the availability of dividends and other permissible payments from subsidiaries to make principal and interest payments on debt, to pay operating expenses and ordinary and preferred shareholder dividends, to make capital investments in subsidiaries and to pay other obligations that may arise from time to time. The payment of dividends to us by our insurance and reinsurance subsidiaries is regulated under the laws of the various countries and states, including Bermuda, the U.K., Ireland, Switzerland and in the other jurisdictions where we have regulated subsidiaries, by certain insurance statutes of various states in the United States in which our insurance and reinsurance subsidiaries are licensed to transact business and by the Society of Lloyd’s. For further information regarding regulatory restrictions governing the payment of dividends by the Company’s significant property and casualty subsidiaries in Ireland, Bermuda and the U.S., see Item 8, Note 23, “Statutory Financial Data,” to the Consolidated Financial Statements, and Item 1, “Business – Regulation.”

XL-Ireland is subject to certain legal constraints that affect its ability to pay dividends on or redeem or buyback our ordinary shares. While XL-Ireland’s articles of association authorize its board of directors to declare and pay dividends as justified from the profits, under Irish law, XL-Ireland may only pay dividends or buyback or redeem shares using distributable reserves. On July 23, 2010, the Irish High Court approved XL-Ireland’s conversion of share premium to $5.0 billion of distributable reserves, subject to the completion of certain formalities under Irish Company law. These formalities were completed in early August 2010. As of December 31, 2012, XL-Ireland had $3.6 billion in distributable reserves. In addition, no dividend or distribution may be made unless the net assets of XL-Ireland are not less than the aggregate of its share capital plus undistributable reserves and the distribution does not reduce XL-Ireland’s net assets below such aggregate.

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

The ability to declare and pay dividends may also be restricted by financial covenants in our letters of credit and revolving credit facilities. We were in compliance with all covenants by significant margins at December 31, 2012, and currently remain in compliance.

We may require additional capital in the future, which may not be available to us on satisfactory terms, on a timely basis or at all.

Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover our losses. To the extent that the funds generated by our ongoing operations are insufficient to fund future operating requirements and cover claim payments, or that our capital position is adversely impacted by mark-to-market changes on the investment portfolio, catastrophe events or otherwise, we may need to raise additional funds through financings or curtail our growth and reduce our assets. As a result of the current severe economic conditions that persist in the capital markets, any future financing may not be available on terms that are favorable to us, if at all. Our letter of credit facilities are needed to a significant extent for U.S. cedants, and are effective for such cedants only if the banks issuing letters of credit are on the list of National Association of Insurance Commissioners (“NAIC”) approved banks. If some or all of the issuing banks under our credit facilities cease to be NAIC approved, whether arising from macroeconomic or bank specific events, and we are unable to replace non-approved banks with NAIC approved banks, our letter of credit facility capacity could be significantly diminished. In addition, in the case of a macroeconomic event, such as dissolution of the European Monetary Union, the availability of alternative lending sources may be significantly reduced or non-existent, and the cost of replacement facilities may be significantly increased or prohibitive. Any future equity financings could be dilutive to our existing shareholders or could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our other securities. Our inability to obtain adequate capital could have a material adverse effect on our business, financial condition and results of operations.

Competition in the insurance and reinsurance industries could reduce our operating margins.

The insurance and reinsurance industries are highly competitive. We compete on an international and regional basis with major U.S., Bermudian, European and other international insurers and reinsurers and with underwriting syndicates, some of which have greater financial and management resources and higher ratings than we have. We also compete with new companies that continue to be formed to enter the insurance and reinsurance markets and with alternative products that are intended to compete with reinsurance products, such as insurance/risk-linked securities, catastrophe bonds and derivatives. In recent years capital market participants have been increasingly active in the reinsurance market and markets for related risks. Increased competition could result in fewer submissions, lower premium rates and less favorable policy terms and conditions, which could reduce our margins.

Operational risks, including human or systems failures, are inherent in our business.

Losses can result from operational risk such as, among other things, fraud, errors, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements, information technology failures, failure to appropriately transition new hires or external events. Areas of operational risk can be heightened in discontinued or exited businesses as a result of reduced overall resource allocation and the loss of relevant knowledge and expertise by departing management.

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

We believe that our modeling, underwriting and information technology and application systems are critical to our business, as our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Moreover, our information technology and application systems have been important to our underwriting process and our ability to compete successfully. Our business depends on effective information systems and the integrity and timeliness of the data we use to run our business. Our ability to adequately price products and services, to establish reserves, to provide effective and efficient service to our clients, and to timely and accurately report our financial results also depends significantly on the integrity of the data in our information systems and processes supporting them. Failure of any of these systems or inaccuracies in the data stored therein may jeopardize our ability to service and interact with clients, which could result in significant losses or reputational damage. In addition, we have licensed certain systems and data from third parties. We cannot be certain that we will have access to these, or comparable, service providers, or that our information technology or application systems will continue to operate as intended. We also have outsourced the day-to-day management, custody and record-keeping of our investment portfolio to third-party managers and custodians that we believe to be reputable. A major defect in those investment managers’ investment management strategy, or decision-making could result in management distraction and/or significant financial loss. We also rely on a few brokers for a large portion of our revenues. A major defect in our brokers’, investment managers’ or custodians’ internal controls or information and technology systems could result in management distraction or significant financial loss.

Any ineffectiveness in our internal controls, information technology, application systems, investment management or custody and record keeping could have a material adverse effect on our business.

System security risks, data protection breaches and cyber-attacks could adversely affect our business and results of operations.

Our internal control and information technology and application systems may be vulnerable to threats from computer viruses, natural disasters, unauthorized access, cyber attack and other similar disruptions. Experienced computer programmers and hackers may be able to penetrate our network’s system security measures and misappropriate or compromise confidential information, create system disruptions or cause shutdowns. In addition to our own confidential information, as a (re)insurer, we receive and are required to protect confidential information from clients and other third parties. To the extent any disruption or security breach results in a loss or damage to our data, or inappropriate disclosure of our confidential information or that of others, it could cause significant damage to our reputation, affect our relationships with our customers and clients, lead to claims against us, result in regulatory action and ultimately have a material adverse effect on our business. In addition, we may be required to incur significant costs to mitigate the damage caused by any security breach, or to protect against future damage.

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

In response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11 event, the TRIP was created upon the enactment of the TRIA of

2002 to ensure the availability of commercial insurance coverage for certain terrorist acts in the U.S. This law established a federal program, that has now been extended to December 31, 2014, to help the commercial property and casualty insurance industry cover claims related to future terrorism-related losses and required that coverage for terrorist acts be offered by insurers.

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

We believe that TRIP and the related legislation have been an effective mechanism to assist policyholders and industry participants with the extreme contingent losses that might be caused by acts of terrorism. Nevertheless, we cannot provide assurance that TRIPRA will be extended beyond 2014, and its expiration or a significant change in terms could have an adverse effect on us, our clients or the insurance industry.

The regulatory regimes under which we operate, and potential changes thereto, could have a material adverse effect on our business.

Our insurance and reinsurance subsidiaries operate in more than 20 countries around the world as well as in all 50 U.S. states. Our operations in each of these jurisdictions are subject to varying degrees of regulation and supervision. The laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled require, among other things, these subsidiaries to maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards, submit to periodic examinations of their financial condition and restrict payments of dividends, distributions and reductions of capital in certain circumstances. Statutes, regulations and policies that our insurance and reinsurance subsidiaries are subject to may also restrict the ability of these subsidiaries to write insurance and reinsurance policies, make certain investments and distribute funds.

In recent years, the U.S. insurance regulatory framework has come under increased federal scrutiny. In July 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act requires many federal agencies to adopt new rules and regulations that will apply to the financial services industry and also calls for many studies regarding various industry practices. In particular, the Dodd-Frank Act created a Federal Insurance Office within the Treasury that is focused on national coordination of the insurance sector, systemic risk mitigation and international regulatory cooperation. Although the Federal Insurance Office currently does not directly regulate the insurance industry, under the Dodd-Frank Act it has the power to preempt state insurance regulations that are inconsistent with international agreements regarding insurance regulation, subject to certain exceptions. In addition, the Dodd-Frank Act provides that the Federal Insurance Office must submit a report to Congress on improving U.S. insurance regulation, which must cover the feasibility of future federal regulation of the U.S. insurance industry. This study or one of the various other studies required by the legislation could result in additional rulemaking or legislative action, which could negatively impact our business and financial results. While we have not yet been required to make material changes to our business or operations as a result of the Dodd-Frank Act, due to the complexity and broad scope of the Dodd-Frank Act and the time required for regulatory implementation, it is not certain what the scope of future rulemaking or interpretive guidance from the SEC, CFTC or other regulatory agencies may be, and what impact this will have on our compliance costs, business, operations and profitability.

In addition, some state legislatures have considered or enacted laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the NAIC, which is the organization of insurance regulators from the 50 U.S. states, the District of Columbia and the four U.S. territories, as well as state insurance regulators, regularly reexamine existing laws and regulations.

In addition to these proposals and initiatives in the United States, new capital adequacy and risk management regulations, called Solvency II, were expected to be implemented throughout the European Union by January 1, 2014. However, due to a delay in the vote on the Omnibus II directive by the European Parliament from October 22, 2012, then to November 20, 2012 to the current schedule of March 2013, it is widely accepted that this implementation date will not be met. The Central Bank of Ireland has informed us that it will be our group supervisor under Solvency II. See “Business – Regulation”. Regulations and legislation relating to capital adequacy and risk management are also in the process of being developed or implemented in other jurisdictions. There remains significant uncertainty as to the impact that these various regulations and legislation will have on us; however, such impact could include constraints on our ability to move capital between subsidiaries or require that additional capital be provided to subsidiaries in certain jurisdictions, which may impact our profitability.

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

Government intervention and the possibility of future government intervention have created uncertainty in the insurance and reinsurance markets. Government regulators are generally concerned with the protection of policyholders to the exclusion of other constituencies, including shareholders of insurers and reinsurers. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, such proposals could adversely affect our business by, among other things:

•	providing insurance and reinsurance capacity in markets and to consumers that we target, e.g., the creation or expansion of state or federal catastrophe funds such as those in Florida;

•	requiring our participation in industry pools and guarantee associations;

•	expanding the scope of coverage or altering the enforceability of deductibles under existing policies;

•	regulating the terms of insurance and reinsurance policies;

•	ordering the suspension of or otherwise altering the application of insurance laws or regulations; or

•	disproportionately benefiting the companies of one country over those of another.

The insurance industry is also affected by political, judicial and legal developments that may create new and expanded theories of liability, which may result in unexpected claims frequency and severity and delays or cancelations of products and services by insureds, insurers and reinsurers which could adversely affect our business.

For further information regarding government regulation and/or intervention in response to the financial and credit crises, see risk factor entitled “There can be no assurance as to the effect that governmental actions will have on the marketplace generally or on us in particular” above.

Consolidation in the insurance industry could adversely impact us.

Insurance industry participants may seek to consolidate through mergers and acquisitions. Continued consolidation within the insurance industry will further enhance the already competitive underwriting environment as we would likely experience more robust competition from larger, better capitalized competitors. These consolidated entities may use their enhanced market power and broader capital base to negotiate price reductions for our products and services, and reduce their use of reinsurance, and, as such, we may experience rate declines and possibly write less business.

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

When we acquire an entity, the excess of the purchase price over the net identifiable assets acquired is allocated to goodwill. We conduct impairment tests on our reported goodwill at least annually or more frequently if impairment indicators exist. In performing a goodwill impairment test, we use various methods and make various assumptions to determine the fair value of our reporting units, including the determination of expected future cash flows and/or profitability of such reporting units, and we take into account market value multiples and/or cash flows of entities that we deem to be comparable in nature, scope or size to our reporting units. However, expected future cash flows and/or profitability may be materially and negatively impacted as a result of, among other things, a decrease in renewal activity and new business opportunities, a decrease in retention or our underwriting teams, lower-than-expected yields and/or cash flows from our investment portfolio or higher-than-expected claims activity and magnitude of incurred losses and general economic factors that impact the reporting unit. In addition, previously determined market value multiples and/or cash flows may no longer be relevant as a result of these potential factors. As a result of these potential changes, the estimated fair value of one or more of our reporting units may decrease, causing the carrying value of the net assets assigned to the reporting unit to exceed the fair value of such net assets. If we determine an impairment exists, we adjust the carrying value of goodwill to its implied fair value. The impairment charge is recorded in our income statement in the period in which the impairment is determined. If we are required in the future to record additional goodwill impairments, our financial condition and results of operations would be negatively affected. In connection with fair value measurements and the accounting for goodwill, the use of generally accepted accounting principles requires management to make certain estimates and assumptions. Significant judgment is required in making these estimates and assumptions, and actual results may ultimately be materially different from such estimates and assumptions.

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

Certain provisions in our charter documents could, among other things, impede an attempt to replace our directors or impose restrictions with respect to a change of control, which could diminish the value of our ordinary shares.

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

Current, pending or future lawsuits against us, including putative class action lawsuits, could have a material adverse effect on our results of operations in a particular fiscal quarter or year.

We are subject to lawsuits and arbitrations in the regular course of our business. An adverse resolution of one or more lawsuits or arbitrations could have a material adverse effect on our results of operations in a particular fiscal quarter or year.

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

Following the closing of the Master Agreement, Syncora and its applicable subsidiaries were required to use commercially reasonable efforts to commute the underlying financial guarantees that we had issued to the European Investment Bank (“EIB”) in connection with financial guaranty policies between certain subsidiaries of Syncora Holdings and EIB. This was completed in June 2010.

Under federal bankruptcy laws and comparable provisions of state fraudulent transfer laws (including those applicable in any state insurance insolvency proceeding), Syncora’s commutation and release of our obligations pursuant to the Master Agreement and related agreements would constitute a voidable fraudulent transfer if it was determined that Syncora or any applicable subsidiary thereto, at the time it entered into the Master Agreement or such related agreement:

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

Among other regulatory approvals obtained in connection with the Master Agreement and the commutation of the Syncora Guarantee Re/Syncora Guarantee Quota Share, the New York Department of Financial Services (“NYDFS”) issued an approval letter to Syncora Guarantee under Section 1505 of the New York Insurance Law and the Delaware Insurance Department (“DID”) issued an approval letter to Syncora Guarantee Re under Section 5005(a) of the Delaware Insurance Code (effective upon Syncora Guarantee Re’s redomestication to Delaware) (both of which require that the terms of a transaction between an issuer and one or more of its affiliates be fair and equitable) stating, in the case of NYDFS, that the terms of the Master Agreement and each of the commutations are fair and equitable to Syncora Guarantee and do not adversely affect policyholders of Syncora Guarantee and, in the case of the DID, stating that the terms of the Master Agreement and the commutation of the Syncora Guarantee Re/Syncora Guarantee Quota Share were fair and equitable to Syncora Guarantee. The BMA (the domiciliary regulator of Syncora Guarantee Re) also issued an approval letter approving the Master Agreement and each commutation to which Syncora Guarantee Re is a party, including the Syncora Guarantee Re/Syncora Guarantee Quota Share.

There can be no assurance that a court would agree with our, the NYDFS’s, the DID’s, the BMA’s or Syncora’s conclusions, or as to what law or standard a court would ultimately apply in making any such determination or as to how such court would ultimately rule. Further, there can be no assurance that the enforceability of the Master Agreement, the agreements relating thereto and the transactions contemplated thereunder will not be challenged, including under applicable fraudulent transfer laws and/or by asserting any number of other theories for recovery, including third-party beneficiary rights, or that other litigation will not be commenced against us as a result of the Master Agreement and such related agreements and transactions. Additionally, in the event of any liquidation or rehabilitation or similar proceeding of any insurance subsidiary of Syncora, there can be no assurance that any insurance regulator or regulators responsible for such proceedings, in their capacity as liquidator or rehabilitator, would respect the insurance regulatory approvals obtained in connection with the Master Agreement.

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

Legislation may be introduced in the U.S. Congress attempting to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the U.S. but have certain U.S. affiliates. For example, one legislative proposal could impose additional limits on the deductibility of interest by foreign-owned U.S. corporations. Another legislative proposal could modify the standards that indicate when a non-U.S. corporation might be treated as a U.S. corporation for U.S. federal income tax purposes if it were considered to be primarily managed and controlled in the U.S. In addition, legislation has been proposed in the U.S. that would severely restrict the ability of a company to utilize affiliate reinsurance to manage its U.S. risks and its capital position. Various proposals have been made that would effectively disallow (in some cases permanently and in others temporarily) part or all of the deduction for premiums ceded to affiliates If any of these proposals, or a similar proposal using the same underlying principles, is enacted, the resulting impact to the Company could have an adverse impact on us or our shareholders. It is possible that other legislative proposals could emerge in the future that could also have an adverse impact on us or our shareholders.

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

The Organization for Economic Co-operation and Development has implemented measures and may implement further measures that might change the manner in which we are taxed.

The Organization for Economic Co-operation and Development (the “OECD”) published its current tax agenda in May 2012. In this report, the OECD refers to a number of ongoing initiatives. Any measures implemented as a result of these initiatives could have an impact on how we and other multinational organizations are taxed. We are not able to predict the impact on our tax position from the implementation of any such measures.

The OECD’s “Report on the Attribution of Profits to Permanent Establishments” (the “Report”), issued in 2008, summarized the OECD’s initiative to establish a broad consensus regarding the interpretation and practical application of Article 7 of the OECD Model Tax Convention on Income and Capital (“Article 7”). Article 7 sets forth international tax principles for attributing profits to a permanent establishment and forms the basis of an extensive network of bilateral income tax treaties between OECD member countries and between many OECD member and non-member countries. Part IV of the Report addresses the attribution of profits to a permanent establishment of an enterprise that conducts insurance activities. In 2010, a new version of Article 7 and related commentary was adopted to be used in the negotiation of new treaties and amendments to existing treaties. Although provisions of this new version of Article 7 and related commentary have not and are not expected to change materially the manner in which we are taxed, there can be no assurance that future OECD recommendations related to the Report may not have an adverse impact on us.

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

While provisions in our organizational documents serve to limit voting power on our ordinary shares, it is possible, that the IRS could challenge the effectiveness of these provisions and that a court could sustain such a challenge, in which case an investor’s investment could be materially adversely affected, if the investor is considered to own 10% or more of our shares.

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

Our Bermuda insurance subsidiaries have received from the Ministry of Finance in Bermuda exemptions from any Bermuda taxes that might be imposed on profits, income or any capital asset, gain or appreciation until March 31, 2035. The exemptions are subject to the proviso that they are not construed so as to prevent the application of any tax or duty to persons who are ordinarily residents in Bermuda (the Company and our Bermuda insurance subsidiaries are not so currently designated) and to prevent the application of any tax payable in accordance with the provisions of The Land Tax Act 1967 or otherwise payable in relation to the land leased to us and our Bermuda insurance subsidiaries. XL-Ireland and other Bermuda-based subsidiaries not incorporated in Bermuda have also received similar exemptions as permit companies under the Companies Act of 1981 of Bermuda. These exemptions are expected to be extended to 2035. Our Bermuda insurance subsidiaries are required to pay certain annual Bermuda government fees and certain business fees as an insurer under The Insurance Act 1978 of Bermuda. Currently there is no Bermuda withholding tax on dividends paid by our Bermuda insurance subsidiaries to us. There can be no assurance that the tax rules as presently applied may not change in the future.

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

Dividend withholding tax (currently at a rate of 20%) may arise in respect of dividends paid on the Company’s ordinary shares. However, a number of exemptions from dividend withholding tax exist such that ordinary shareholders resident in the United States and ordinary shareholders resident in other specified countries (listed in Annex F attached to the Redomestication Proxy Statement filed with the SEC on March 10, 2010) may be entitled to exemptions from dividend withholding tax if they complete and file certain dividend withholding tax forms. Ordinary shareholders resident in the U.S. that hold their ordinary shares through the Depository Trust Company (“DTC”) will not be subject to dividend withholding tax provided the addresses of the beneficial owners of such ordinary shares in the records of the brokers holding such ordinary shares are in the United States (so that such brokers can further transmit the relevant information to a qualifying intermediary appointed by the Company). Similarly, ordinary shareholders resident in the U.S. that hold their ordinary shares directly instead of beneficially through DTC are not subject to dividend withholding tax if such ordinary shareholders held ordinary shares in the Company on January 12, 2010 and they provided a valid Form W-9 showing a U.S. address to the Company’s transfer agent. However, other ordinary shareholders may be subject to dividend withholding tax, which could adversely affect the price of our ordinary shares.

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

We operate in Bermuda, the United States, Europe and various other locations around the world. In 1997, we acquired commercial real estate in Hamilton, Bermuda for the purpose of securing long-term office space for our worldwide headquarters. The development was completed in April 2001. The total cost of this development, including land, was approximately $126.6 million. We have subsequently sub-leased portions of this property as a part of our broader expense reduction initiatives.

In July 2003, we acquired new offices at 70 Gracechurch Street, London, which have become our London headquarters. The acquisition was made through a purchase, sale and leaseback transaction. The move to the new offices was completed in 2004 and consolidated our London businesses in one location. The capital lease asset and liability associated with this transaction totaled $98.5 million at December 31, 2012.

In June 2012, we acquired new offices at 8 St. Stephen’s Green, Dublin, Ireland as our new global headquarters. The acquisition purchase price was $9.6 million. Completion of the new office and consolidation of our existing Dublin locations are expected in mid-2013.

Each of our reporting segments uses the properties described above. All other office facilities throughout the world that are occupied by us and our subsidiaries are leased.

Total rent expense for the years ended December 31, 2012, 2011 and 2010 was $35.6 million, $32.9 million and $31.8 million, respectively. See Item 8, Note 17(d), “Commitments and Contingencies – Properties,” to the Consolidated Financial Statements included herein, for discussion of our lease commitments for real property.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to litigation and arbitration in the normal course of its business. These lawsuits and arbitrations principally involve claims on policies of insurance and contracts of reinsurance and are typical for us and for the property and casualty insurance and reinsurance industry in general. Such claims proceedings are considered in connection with our loss and loss expense reserves. Reserves in varying amounts may or may not be established in respect of particular claims proceedings based on many factors, including the legal merits thereof. In addition to litigation relating to insurance and reinsurance claims, we are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance or reinsurance policies. These types of actions typically involve, among other things, allegations of underwriting errors or misconduct, employment disputes, actions brought by or on behalf of shareholders or disputes arising from business ventures. The status of these legal actions is actively monitored by management.

Legal actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions other than claims proceedings, both individually and in the aggregate, will not result in losses having a material adverse effect on our financial position or liquidity at December 31, 2012. For further information in relation to legal proceedings, see Item 8, Note 17(g), “Commitments and Contingencies – Litigation,” to the Consolidated Financial Statements included herein.

In August 2005, plaintiffs in a proposed class action (the “Class Action”) that was consolidated into a multidistrict litigation in the United States District Court for the District of New Jersey, captioned In re Brokerage Antitrust Litigation, MDL No. 1663, Civil Action No. 04-5184 (the “MDL”), filed a consolidated amended complaint (the “Amended Complaint”), which named as new defendants approximately 30 entities, including Greenwich Insurance Company, Indian Harbor Insurance Company and XL-Cayman (the “XL Defendants”). In the MDL, the Class Action plaintiffs asserted various claims purportedly on behalf of a class of commercial insureds against approximately 113 insurance companies and insurance brokers through which the named plaintiffs allegedly purchased insurance. The Amended Complaint alleged that the defendant insurance companies and insurance brokers conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements and asserted statutory claims under the Sherman Act, various state antitrust laws and the Racketeer Influenced and Corrupt Organizations Act (“RICO”), as well as common law claims alleging breach of fiduciary duty, aiding and abetting a breach of fiduciary duty and unjust enrichment. By Opinion and Order dated August 31, 2007, the District Court dismissed the Sherman Act claims with prejudice and, by Opinion and Order dated September 28, 2007, the District Court dismissed the RICO claims with prejudice. The plaintiffs then appealed both Orders to the U.S. Court of Appeals for the Third Circuit. On August 16, 2010, the Third Circuit affirmed in large part the District Court’s dismissal. The Third Circuit reversed the dismissal of certain Sherman Act and RICO claims alleged against several defendants including the XL Defendants but remanded those claims to the District Court for further consideration of their adequacy. In light of its reversal and remand of certain of the federal claims, the Third Circuit also reversed the District Court’s dismissal (based on the District Court’s declining to exercise supplemental jurisdiction) of the state-law claims against all defendants. On October 1, 2010, the remaining defendants, including the XL Defendants, filed motions to dismiss the remanded federal claims and the state-law claims. The motions were fully briefed in November 2010. In May 2011, a majority of the remaining defendants, including the XL Defendants, executed a formal Settlement Agreement with the Class Action plaintiffs to settle the Class Action and dismiss all claims with prejudice. The settlement was approved by the District Court by Order dated March 30, 2012. The XL Defendants’ portion of the defendants’ aggregate settlement payment is $6.75 million. Certain objectors filed, but then withdrew, their appeals from the District Court’s March 30, 2012 Order approving the settlement.

Various XL entities have been named as defendants in three of the many tag-along actions that were consolidated into the MDL for pretrial purposes. The complaints in these tag-along actions make allegations similar to those made in the Amended Complaint but do not purport to be class actions. On April 4, 2006, a tag-along complaint was filed in the U.S. District Court for the Northern District of Georgia on behalf of New Cingular Wireless Headquarters LLC and several other corporations including Greenwich Insurance Company, XL Specialty Insurance Company, XL Insurance America, Inc., XL Insurance Company Limited and XL- Cayman. On or about May 21, 2007, a tag-along complaint was filed in the U.S. District Court for the District of New Jersey on behalf of Henley Management Company, Big Bear Properties, Inc., Northbrook Properties, Inc., RCK Properties, Inc., Kitchens, Inc., Aberfeldy LP and Payroll and Insurance Group, Inc. against multiple defendants, including “XL Winterthur International.” On October 12, 2007, a complaint in a third tag-along action was filed in the U.S. District Court for the Northern District of Georgia by Sears, Roebuck & Co., Sears Holdings Corporation, Kmart Corporation and Lands’ End Inc. against many named defendants including X.L. America, Inc., XL Insurance America, Inc., XL Specialty Insurance Company and XL Insurance (Bermuda) Ltd (“XLIB”). On October 17, 2011, the District Court lifted the stay of the tag-along actions, including the three in which the XL entities were named as defendants. On April 30, 2012, the District Court set (and subsequently amended) a pre-trial litigation schedule governing the tag-along actions. The parties are currently engaged in discovery, and the defendants have filed various threshold motions directed to plaintiffs’ complaints. In connection with the settlement mediation ordered by the District Court, the XL defendants reached settlements with the respective plaintiffs in the New Cingular and Henley tag-along actions, and those actions have been dismissed with prejudice. Three XL entities remain as defendants in the Sears tag-along action; XL Insurance America, Inc. and XL Specialty Insurance Company have moved to dismiss the Sears Amended Complaint, while XLIB has moved to compel arbitration of the Sears Plaintiffs’ claims against it pursuant to the arbitration clauses contained in the XLIB insurance policies purchased by the Sears Plaintiffs.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Registrant

The table below sets forth the names, ages and titles of the persons who were the executive officers of the Company at February 25, 2013:

Name	Age	Position
Michael S. McGavick	55	Chief Executive Officer and Director
Susan L. Cross	52	Executive Vice President and Global Chief Actuary
Kirstin Gould	46	Executive Vice President, General Counsel and Secretary
Gregory S. Hendrick	47	Executive Vice President and Chief Executive of Insurance Operations
W. Myron Hendry	64	Executive Vice President and Chief Platform Officer
Peter R. Porrino	56	Executive Vice President and Chief Financial Officer
Jacob D. Rosengarten	57	Executive Vice President and Chief Enterprise Risk Officer
Sarah E. Street	51	Executive Vice President and Chief Investment Officer
James H. Veghte	56	Executive Vice President and Chief Executive of Reinsurance Operations
Eileen Whelley	59	Executive Vice President and Chief Human Resources Officer

Michael S. McGavick, was appointed as Director of the Company in April 2008 and shortly prior to his commencement as the Company’s Chief Executive Officer on May 1, 2008. Previously, Mr. McGavick was President & CEO of the Seattle-based Safeco Corporation from January 2001 to December 2005. Prior to joining Safeco, Mr. McGavick spent six years with the Chicago-based CNA Financial Corporation, where he held various senior executive positions before becoming President and Chief Operating Officer of the company’s largest commercial insurance operating unit. Mr. McGavick’s insurance industry experience also includes two years as Director of the American Insurance Association’s Superfund Improvement Project in

Washington D.C., where he became the Association’s lead strategist in working to transform U.S. Superfund environmental laws.

Susan L. Cross was appointed to the Company’s leadership team in August 2008, serving as Executive Vice President and Global Chief Actuary. Ms. Cross has served as Global Chief Actuary since 2006 and previously was Chief Actuary of the Company’s reinsurance operations from 2004 to 2006 and Chief Actuary of XL Re Bermuda from 2002 to 2004. She also held various actuarial positions in the insurance and reinsurance operations of the Company from 1999 to 2002. Prior to joining the Company, Ms. Cross was Principal and Consulting Actuary at Tillinghast Towers Perrin.

Kirstin Gould was appointed Executive Vice President, General Counsel in September 2007, which position includes her prior responsibilities as General Counsel, Corporate Affairs and Corporate Secretary. In 2008, Ms. Gould also assumed leadership of the Communications, Marketing and Public Affairs department. Ms. Gould was previously Executive Vice President, General Counsel, Corporate Affairs from July 2006 to September 2007 and also served as Chief Corporate Legal Officer from November 2004 to July 2006, and Associate General Counsel from July 2001 to November 2004. Prior to joining the Company in 2000, Ms. Gould was associated with the law firms of Clifford Chance and Dewey Ballantine in New York and London.

Gregory S. Hendrick was appointed Executive Vice President and Chief Executive of Insurance Operations in January 2012. From October 2010 to January 2012, Mr. Hendrick served as Executive Vice President, Strategic Growth. From 2004 to October 2010, Mr. Hendrick served as President and Chief Underwriting Officer of XL Re Ltd. Previously, he served as Lead for U.S. Property Treaty underwriting at XL Re Ltd and Vice President responsible for U.S. Property Underwriting for XL Mid Ocean Reinsurance Ltd. Prior to joining XL, Mr. Hendrick was Assistant Vice President of Treaty Underwriting for the Winterthur Reinsurance Corporation of America.

W. Myron Hendry joined the Company’s leadership team upon his appointment as Executive Vice President, Chief Platform Officer in December 2009. Prior to joining the Company, from 2006 to December 2009, Mr. Hendry served as Business Operations Executive of Bank of America’s Insurance Group, joining there from a merger with Countrywide Insurance Services Group. Prior to the merger, Mr. Hendry served as Managing Director and Chief Operating Officer for Countrywide and prior to this, from 2004 to 2006, Mr. Hendry served as Senior Vice President, Property and Casualty Services at Safeco. From 1971 to 2004, Mr. Hendry held various leadership roles with CNA Insurance, with his last assignment being the Senior Vice President of Worldwide Operations.

Peter R. Porrino was appointed Executive Vice President, Chief Financial Officer in August 2011. Previously, Mr. Porrino served as Ernst & Young’s Global Director of Insurance Industry Services from 1999 to August 2011. Mr. Porrino first joined Ernst & Young in 1978 and served in the firm’s New York and National insurance practices for 15 years before leaving to serve in senior management positions with several insurance companies. This experience includes Zurich Financial Services, where Mr. Porrino served as CFO of Zurich’s NYSE-listed subsidiary, Zurich Reinsurance Centre, Inc. He rejoined Ernst & Young in 1999.

Jacob D. Rosengarten joined the Company’s leadership team and was appointed Executive Vice President, Chief Enterprise Risk Officer in September 2008. Prior to joining the Company, Mr. Rosengarten served as Managing Director of Risk Management and Analytics for Goldman Sachs Asset Management from 1998 to 2008. From 1993 to 1997, Mr. Rosengarten served as Director of Risk and Quantitative Analysis at Commodities Corporation and prior to this, from 1983 to 1992 held progressively senior finance positions at Commodities Corporation.

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

Eileen Whelley was appointed to the Company’s leadership team in June 2012, serving as Executive Vice President, Chief Human Resources Officer, where she is responsible for global talent acquisition, leadership and professional development, succession planning, compensation and benefit program design and administration, employee relations, organizational effectiveness, performance management, HR information systems and payroll. Prior to joining the Company, from 2006 to 2012, Ms. Whelley served as Executive Vice President, Human Resources, for The Hartford Financial Services Group, Inc. Prior to that, Ms. Whelley spent 17 years at General Electric, where she held a number of human resources leadership roles, including Executive Vice President of Human Resources for NBC Universal and Vice President of Human Resources Excellence for GE Capital. She also served in various HR roles at Citicorp and Standard Oil of Ohio.

Non-Employee Directors of the Registrant

Robert R. Glauber has been the non-executive Chairman of the Board since April 2009 and a director since September 2006, having originally served on our Board from 1998 to May 2005. Mr. Glauber is presently a Lecturer at the Harvard Kennedy School of Government.

Ramani Ayer has been a director since February 2011. Previously, Mr. Ayer served as the Chairman of the board and Chief Executive Officer of The Hartford Financial Services Group Inc., a leading provider of insurance and wealth management services.

Dale Comey has been a director since November 2001. Previously, Mr. Comey was Executive Vice President of ITT Corporation, where he was responsible for directing the operations of several business units, including ITT Hartford and ITT Financial Corporation.

Herbert N. Haag has been a director since June 2006. Previously, Mr. Haag was the founding President and CEO of the Bermuda-based reinsurer PartnerRe Ltd.

Suzanne B. Labarge has been a director since October 2011. Previously Ms. Labarge served as the Vice Chairman and Chief Risk Officer of Royal Bank of Canada (RBC Financial Group), a diversified financial services company.

Joseph Mauriello has been a director since January 2006. Previously, Mr. Mauriello was the Deputy Chairman, Chief Operating Officer and a director of KPMG LLP (United States) and KPMG Americas Region, a leading provider of audit, tax and advisory services.

Eugene M. McQuade has been a director since July 2004. Mr. McQuade currently serves as the CEO and a director of Citibank, N.A., the commercial banking arm of Citigroup, and is a member of Citigroup’s Operating Committee.

Clayton S. Rose has been a director since December 2009. Mr. Rose is presently a Professor of Management Practice at the Harvard Business School.

Sir John M. Vereker has been a director since November 2007. Previously, Sir John Vereker was the Governor and Commander-in-Chief of Bermuda.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our ordinary shares, $0.01 par value per share, are listed on the NYSE under the symbol “XL.”

The following table sets forth the high, low and closing sales prices per share of our ordinary shares per fiscal quarter, as reported on the New York Stock Exchange Composite Tape:

	High	Low	Close
2012:
1st Quarter	$22.03	$18.86	$21.69
2nd Quarter	$22.64	$19.52	$21.04
3rd Quarter	$24.89	$19.90	$24.03
4th Quarter	$25.78	$23.15	$25.06
2011:
1st Quarter	$24.82	$21.17	$24.60
2nd Quarter	$25.43	$20.53	$21.98
3rd Quarter	$22.65	$17.94	$18.80
4th Quarter	$23.00	$17.69	$19.77

The number of record holders of ordinary shares at February 25, 2012 was 171. This figure does not represent the actual number of beneficial owners of our ordinary shares because such shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

In 2012, four quarterly dividends of $0.11 per share were paid to all ordinary shareholders of record as of March 15, June 15, September 14 and December 14. In 2011, four quarterly dividends of $0.11 per share were paid to all ordinary shareholders of record as of March 15, June 15, September 15 and December 15. On February 22, 2013, the XL-Ireland Board of Directors announced a quarterly dividend of $0.14 per share, payable to all ordinary shareholders of record as of March 15, 2013.

The declaration and payment of future dividends will be at the discretion of the XL-Ireland Board of Directors and will depend upon many factors, including our earnings, financial condition, business needs, consideration of other methods of returning capital to shareholders, capital and surplus requirements of our operating subsidiaries and regulatory and contractual restrictions.

As a holding company, our assets consist primarily of investments in subsidiaries. Accordingly, we rely on the availability of dividends and other permissible payments from our subsidiaries to pay ordinary and preferred dividends. Our subsidiaries payment of dividends to us are regulated under the laws of various jurisdictions including Bermuda, the U.K., Ireland, Switzerland, the Society of Lloyd’s and certain insurance statutes of various states in the United States in which our principal operating subsidiaries are licensed to transact business and the other jurisdictions where we have regulated subsidiaries. In addition, under Irish law, XL-Ireland may only pay dividends or buyback or redeem shares using distributable reserves. In addition, no dividend or distribution may be made unless the net assets of XL-Ireland are not less than the aggregate of its share capital plus undistributable reserves and the distribution does not reduce XL-Ireland’s net assets below such aggregate. See Item 1, “Business – Regulation,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, Note 23, “Statutory Financial Data,” to the Consolidated Financial Statements included herein, for further discussion.

The following table summarizes our equity compensation plan information at December 31, 2012:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Share-Based Compensation Plans (Excluding Securities in column (a))
Plan Category	(a)	(b)	(c)
Share-based compensation plans approved by security holders (1)	12,091,017	38.50	15,694,705
Share-based compensation plans not approved by security holders (2)	–	–	–

Total	12,091,017	38.50	15,694,705

(1)

Pertains to our 1991 Performance Incentive Program and the Directors Stock & Option Plan. Includes for the 1991 Performance Incentive Program, 11,813,517 securities to be issued upon exercise of outstanding options, warrants and rights, a $38.34 weighted average exercise price of outstanding options, warrants and rights, and 15,556,359 securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a). Includes for the Directors Stock & Option Plan, 277,500 securities to be issued upon exercise of outstanding options, warrants and rights, a $45.34 weighted average exercise price of outstanding options, warrants and rights, and 138,346 securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a).

(2)

In relation to the 1991 Performance Incentive Program (the “Program”), of such maximum number of ordinary shares at December 31, 2012, shares can be issued as any form of award, except that, for each restricted stock, restricted stock unit, stock appreciation rights, or performance share award issued, the number of ordinary shares available under the Program will be reduced by two shares. In the event that an award issued under the Program expires or is terminated unexercised as to any shares covered thereby, or shares are forfeited for any reason under the Program, such shares shall thereafter be again available for issuance under the Program. At the Management Development and Compensation Committee’s discretion, these shares may be granted as stock options, performance shares, restricted stock, restricted stock units, stock appreciation rights or any combination of these provided that the combined total number of shares granted does not exceed either the overall share authorization described within the Program for performance shares, stock appreciation rights, restricted stock and restricted stock units.

Purchases of Equity Securities by the Issuer and Affiliate Purchasers

The following table provides information about purchases by us during the quarter ended December 31, 2012 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May Yet Be Under the Plans or Purchased Programs (1) (2)
October 1, 2012 to October 31, 2012	–	$–	–	$400.0 million
November 1, 2012 to November 30, 2012	2,750	24.59	–	400.0 million
December 1, 2012 to December 31, 2012	2,085,149	24.78	2,085,149	348.4 million

Total	2,087,899	$24.78	2,085,149	$348.4 million

(1)

Shares purchased in connection with the vesting of restricted shares granted under our restricted stock plan do not represent shares purchased as part of publicly announced plans or programs. All such purchases were made in connection with satisfying tax withholding obligations of those employees. These shares were not purchased as part of our share buyback program noted below.

(2)

On February 27, 2012, we announced that the XL-Ireland Board of Directors approved a share buyback program, authorizing the purchase of up to $750 million of our ordinary shares (the “February 2012 Program”). This authorization replaced the approximately $190 million remaining under the share buyback program that was authorized in November 2010. During 2012, we purchased and canceled 18.3 million ordinary shares under the February 2012 Program for $401.6 million. At December 31, 2012, $348.4 million remained available for purchase under this program. Between January 1 and February 22, 2013 we purchased and canceled an additional 3.8 million shares for $98.4 million. All share buybacks were carried out by way of redemption in accordance with Irish law and XL-Ireland’s constitutional documents. All shares so redeemed were canceled upon redemption. On February 22, 2013, we announced that the XL-Ireland Board of Directors approved a new share buyback program, authorizing the purchase of up to $850 million of our ordinary shares. This replaced the approximately $250 million remaining under the February 2012 Program.

Ordinary Share Performance Graph

Set forth below is a line graph comparing the yearly dollar change in the cumulative total shareholder return over a five-year period on our ordinary shares from December 31, 2007 through December 31, 2012 as compared to the cumulative total return of the Standard & Poor’s 500 Stock Index and the cumulative total return of the Standard & Poor’s Property & Casualty Insurance Index. The companies included in these indices or noted as competitors under Item 1, “Business,” may not be included in our compensation peer group.

The graph shows the value on December 31, 2008, 2009, 2010, 2011 and 2012, of a $100 investment made on December 31, 2007, with all dividends reinvested.

The remaining information required by this Item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which information is incorporated by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data below is based upon our fiscal year end of December 31. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto presented under Item 8.

	2012	2011	2010	2009	2008
	(U.S. dollars in thousands, except per share amounts)
Income Statement Data:
Net premiums earned	$6,090,441	$5,690,130	$5,414,061	$5,706,840	$6,640,102
Net investment income	1,012,348	1,137,769	1,198,038	1,319,823	1,768,977
Net realized gains (losses) on investments	14,098	(188,359)	(270,803)	(921,437)	(962,054)
Net realized and unrealized gains (losses) on derivative instruments	5,221	(10,738)	(33,843)	(33,647)	(73,368)
Net income (loss) from investment fund affiliates (1)	58,504	26,253	51,102	78,867	(277,696)
Fee income and other	49,868	41,748	40,027	43,201	52,158
Net losses and loss expenses incurred (2)	3,765,482	4,078,391	3,211,800	3,168,837	3,962,898
Claims and policy benefits – life operations	486,198	535,074	513,833	677,562	769,004
Acquisition costs, operating expenses and foreign exchange gains and losses	2,097,989	1,869,688	1,751,060	1,996,052	1,924,908
Interest expense	172,205	205,592	213,643	216,504	351,800
Loss on settlement of guarantee	–	–	23,500	–	–
Extinguishment of debt	–	–	–	–	22,527
Impairment of goodwill	–	429,020	–	–	989,971
Income (loss) before non-controlling interests, net income from operating affiliates and income tax expense	708,606	(420,962)	684,746	134,714	(872,989)
Income (loss) from operating affiliates (1)(2)	55,810	76,786	121,372	60,480	(1,458,246)
Preference share dividends (3)			74,521	80,200	78,645
Net income (loss) attributable to ordinary shareholders	651,134	(474,760)	585,472	206,607	(2,632,458)

	2012	2011	2010	2009	2008
	(U.S. dollars in thousands, except per share amounts)
Per Share Data:
Earnings (loss) per ordinary share and ordinary share equivalent – basic (4)(5)	$2.12	$(1.52)	$1.74	$0.61	$(10.94)
Earnings (loss) per ordinary share and ordinary share equivalent – diluted (4)(5)	$2.10	$(1.52)	$1.73	$0.61	$(10.94)
Weighted average ordinary shares and ordinary share equivalents outstanding – diluted (4)	310,282	312,896	337,709	340,966	240,657
Cash dividends per ordinary share	$0.44	$0.44	$0.40	$0.40	$1.14
Balance Sheet Data:
Total investments – available for sale (“AFS”)	$28,818,982	$27,017,285	$27,677,553	$29,307,171	$27,464,510
Total investments – held to maturity (“HTM”)	2,814,447	2,668,978	2,728,335	546,067	–
Cash and cash equivalents	2,618,378	3,825,125	3,022,868	3,643,697	4,353,826
Investments in affiliates	1,126,875	1,052,729	1,127,181	1,185,604	1,552,789
Unpaid losses and loss expenses recoverable	3,382,101	3,654,948	3,671,887	3,584,028	3,997,722
Premiums receivable	2,568,861	2,411,611	2,414,912	2,597,602	3,135,985
Total assets	45,387,779	44,665,265	44,995,040	45,663,894	45,702,786
Unpaid losses and loss expenses	20,484,121	20,613,901	20,531,607	20,823,524	21,650,315
Future policy benefit reserves	4,812,045	4,845,394	5,075,127	5,490,119	5,452,865
Unearned premiums	3,755,920	3,555,310	3,484,830	3,651,310	4,217,931
Notes payable and debt	1,672,778	2,275,327	2,457,003	2,451,417	3,189,734
Shareholders’ equity	11,856,397	10,756,130	10,599,769	9,432,417	6,116,831
Fully diluted tangible book value per ordinary share	$33.35	$28.31	$27.14	$22.13	$12.88
Operating Ratios:
Loss and loss expense ratio (6)	65.3%	76.6%	63.8%	61.5%	66.2%
Underwriting expense ratio (7)	31.0%	30.9%	31.0%	32.1%	28.7%
Combined ratio (8)	96.3%	107.5%	94.8%	93.6%	94.9%

(1)

We generally record the income related to alternative fund affiliates on a one-month lag and the private investment fund affiliates on a three-month lag in order for us to meet the filing deadlines for its periodic reports. We generally record the income related to operating affiliates on a three-month lag.

(2)

In 2008, net loss from operating affiliates includes losses totaling approximately $1.4 billion related to the closing of the Master Agreement as well as losses recorded throughout 2008 and up until the closing of the Master Agreement that were associated with previous reinsurance and guarantee agreements with Syncora. In 2010, net income from operating affiliates included $50.2 million relating to sale of a majority of our shareholding in Primus Guaranty Ltd.

(3)

Preference dividends represent dividends on the Redeemable Series C preference ordinary shares and the Series D and E preference ordinary shares. Following our Redomestication, subsequent to July 1, 2010, the Redeemable Series C preference ordinary shares and the Series E preference ordinary shares represent non-controlling interests in our consolidated financial statements. For additional information see Item 8, Note 1, “General,” to the Consolidated Financial Statements.

(4)

Effective for the fiscal year beginning January 1, 2009 and for all interim periods within 2009, we adopted final authoritative guidance that addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share (“EPS”) pursuant to the two-class method described in EPS guidance. A share-based payment award that contains a non-forfeitable right to receive cash when dividends are paid to ordinary shareholders irrespective of whether that award ultimately vests is considered a participating security as these rights to dividends provide a non-contingent transfer of value to the holder of the share-based payment award. Accordingly, these awards are included in the computation of basic EPS pursuant to the two-class method. Under the terms of our restricted stock awards, grantees are entitled to receive dividends on the unvested portions of their awards. There is no requirement to return these dividends in the event the unvested awards are forfeited in the future. Accordingly, this guidance had an impact on our EPS calculations. All prior period EPS data presented has been adjusted retrospectively to conform to the provisions of this guidance. The adoption of this guidance reduced basic loss per ordinary share for fiscal 2008 by $0.08 and reduced diluted loss per ordinary share for fiscal 2008.

(5)	Effective April 1, 2009, we adopted final authoritative guidance that addressed the treatment of credit losses on investments. This guidance was not applied retroactively.

(6)

The loss and loss expense ratio related to the property and casualty operations is calculated by dividing the losses and loss expenses incurred by the net premiums earned for the Insurance and Reinsurance segments.

(7)

The underwriting expense ratio related to the property and casualty operations is the sum of acquisition expenses and operating expenses for the Insurance and Reinsurance segments divided by net premiums earned for the Insurance and Reinsurance segments. See Item 8, Note 4, “Segment Information,” to the Consolidated Financial Statements included herein, for further information.

(8)

The combined ratio related to the property and casualty operations is the sum of the loss and loss expense ratio and the underwriting expense ratio. A combined ratio under 100% represents an underwriting profit and over 100% represents an underwriting loss.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements which involve inherent risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. These statements are based upon current plans, estimates and expectations. Actual results may differ materially from those projected in such forward-looking statements, and therefore undue reliance should not be placed on them. See “Cautionary Note Regarding Forward-Looking Statements,” for a list of additional factors that could cause actual results to differ materially from those contained in any forward-looking statement.

This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto presented under Item 8.

Certain aspects of our business have loss experience characterized as low frequency and high severity. This may result in volatility in both our results of operations and financial condition.

Cautionary Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (“PSLRA”) provides a “safe harbor” for forward-looking statements. Any prospectus, prospectus supplement, Annual Report to ordinary shareholders, proxy statement, Form 10-K, Form 10-Q or Form 8-K or any other written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to us in general, and to the insurance and reinsurance sectors in particular (both as to underwriting and investment matters). Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “will,” “may” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:

•	changes in the size of our claims relating to natural or man-made catastrophe losses due to the preliminary nature of some reports and estimates of loss and damage to date;

•	trends in rates for property and casualty insurance and reinsurance;

•	the timely and full recoverability of reinsurance placed by us with third parties, or other amounts due to us;

•	changes in ratings or rating agency policies or practices;

•	changes in the projected amount of ceded reinsurance recoverables and the ratings and creditworthiness of reinsurers;

•	the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than we anticipated;

•	our ability to successfully implement our business strategy;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors, which could harm our ability to maintain or increase our business volumes or profitability;

•	greater frequency or severity of claims and loss activity than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

•

changes in general economic conditions, including the effects of inflation on our business, including on pricing and reserving, and changes in interest rates, credit spreads, foreign currency exchange rates and future volatility in the world’s credit, financial and capital markets that adversely affect the performance and valuation of our investments or access to such markets;

•

developments, including uncertainties related to the future of the Euro-zone, the ability of Euro-zone countries to service existing debt obligations and the strength of the Euro as a currency and to the financial condition of counterparties, reinsurers and other companies that are at risk of bankruptcy;

•	the potential impact on us from government-mandated insurance coverage for acts of terrorism;

•	the potential for changes to methodologies, estimations and assumptions that underlie the valuation of our financial instruments that could result in changes to investment valuations;

•	changes to our assessment as to whether it is more likely than not that we will be required to sell, or have the intent to sell, available for sale debt securities before their anticipated recovery;

•	the availability of borrowings and letters of credit under our credit facilities;

•	the ability of our subsidiaries to pay dividends to XL-Ireland and XL-Cayman;

•

the potential effect of regulatory developments in the jurisdictions in which we operate, including those which could impact the financial markets or increase our business costs and required capital levels;

•	changes in regulations or laws applicable to XL-Ireland or our subsidiaries, brokers or customers;

•	acceptance of our products and services, including new products and services;

•	changes in the availability, cost or quality of reinsurance;

•	changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers;

•	loss of key personnel;

•	changes in accounting policies or practices or the application thereof;

•

legislative or regulatory developments including, but not limited to, changes in regulatory capital balances that must be maintained by our operating subsidiaries and governmental actions for the purpose of stabilizing the financial markets;

•	the effects of mergers, acquisitions and divestitures;

•	developments related to bankruptcies of companies insofar as they affect property and casualty insurance and reinsurance coverages or claims that we may have as a counterparty;

•	changes in applicable tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof;

•	the effects of business disruption or economic contraction due to war, terrorism or other hostilities;

•	our ability to realize the expected benefits from the Redomestication; and

•	the other factors set forth in Item 1A, “Risk Factors,” and our other documents on file with the SEC.

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. We undertake no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by the federal securities laws.

Executive Overview

Background

We are, through our subsidiaries, a global insurance and reinsurance company providing property, casualty and specialty products to industrial, commercial and professional firms, insurance companies and other enterprises on a worldwide basis. We operate in markets where we believe our underwriting expertise and financial strength represent a relative advantage. We earn revenue primarily from net premiums written and earned. For further information regarding our operations, see Item 1, “Business.”

Impact of Recent Natural Catastrophes

In both 2011 and 2012, the global insurance and reinsurance markets experienced significant losses from natural catastrophes. See “Significant Items Affecting Results of Operations—1) The impact of significant large loss events” below for a discussion of our loss estimates for the year ended December 31, 2012 from natural catastrophes.

Underwriting Environment and Outlook for 2013

The property and casualty insurance and reinsurance markets have historically been cyclical, meaning that based on market conditions, there have been periods where premium rates are high and policy terms and conditions are more favorable to us (a “hard market”) and there have been periods where premium rates decline and policy terms and conditions are less favorable (a “soft market”). Market conditions are driven primarily by competition in the marketplace, the supply of capital in the industry, investment yields and the frequency and severity of loss events. Our goal is to build long-term shareholder value by capitalizing on current opportunities and managing through any cyclical downturns by reducing our property and casualty book of business and exposures if and when rates deteriorate during soft market periods.

In 2012, we continued to focus on strategic growth initiatives, building on the significant investments we have made in recent years to achieve greater efficiency from improved systems, to create a platform from which we can grow as markets allow and to expand our margins. The following outlines some of these growth initiatives as well as recent renewal activity and January 2013 rate indications for each of our Insurance and Reinsurance segments together with any potential trends relevant to our P&C operations.

Insurance

The trading environment for the core lines of insurance business that we write remains competitive. However, the favorable pricing trends that we began seeing in late 2011 have continued throughout 2012. While we continue our disciplined underwriting approach to grow on a very selective basis and exit lines where margins are unacceptable, our retention ratios and new business development continue to remain strong as we move premium rates upward in nearly all of our businesses.

We continue to develop new business opportunities in several areas, including our North American construction and surety businesses, which were announced in 2010, and our political risk and trade credit, and North America inland marine businesses, which were announced during the fourth quarter of 2011. We also continue to expand existing businesses such as adding property, excess auto and excess liability to our excess & surplus business and expanding local underwriting in our North America excess casualty business by adding underwriters in Dallas, Atlanta and Exton, PA. Geographic expansion also continues with the opening of an office in China in April 2011 and an office in Brazil in June of 2012—complementing the Reinsurance operation with an Insurance segment branch offering Casualty, Property, Professional and Specialty products.

With regard to market conditions, within the Insurance segment’s core lines of business, fourth quarter and full year 2012 renewals reflected sustainable rate increases both in aggregate and across nearly all business lines. For the full year, we experienced positive pricing of over 3%, and in our North America P&C business unit the increase was more than 6%. Professional pricing was also positive for the year where there was material improvement in the U.S. D&O book where rate increases exceeded 5% during the fourth quarter and nearly 4% for the full the year. International P&C and Specialty also finished the year with positive rate increases in the low single digits, with a very strong fourth quarter for IPC, but a flat quarter for Specialty due to the competitive December airline renewals.

We continue to focus on those lines of business that we believe provide the best return on capital, including the writing of selective new business and remaining committed to the underwriting actions necessary to improve our margins. For 2013, initial indications are consistent with current market conditions described above.

Reinsurance

As noted above, the pricing environment on the primary side is showing rate growth but both the primary and reinsurance markets remain highly competitive with substantial capacity available in both traditional and non-traditional forms. In general, January 1 renewals saw pricing in line with management’s expectations, with positive pricing across the loss impacted catastrophe books of business and certain specialty lines, while casualty lines remained highly competitive.

In property catastrophe lines we saw loss impacted programs from Storm Sandy experience 10 to 15% rate increases while renewal rates for non-loss impacted U.S. programs were flat. In Europe, with the exception of Italy where we saw double digit increases as a result of the earthquake, prices decreased in the 3 to 5% range. For specialty lines, there were significant price increases in the marine lines due to Storm Sandy, which was the latest in a series of significant losses into that market, while rates in the aviation lines were flat to down 5% due to continued good experience. The casualty markets in both the U.S. and International still remain highly competitive. We saw certain ceding companies increasing their retention levels, a pattern we have seen repeatedly in recent years, while reinsurers that tried to increase their line size at renewal, did so with limited success.

The Reinsurance segment continues to develop new business opportunities in several areas and in 2013, we expect to continue to build upon the strategic growth achieved in recent years and will utilize our broad market relationships and experience to seek opportunities to achieve this.

There can be no assurance, however, that such (re)insurance rate conditions or growth opportunities will be sustained or further materialize, or lead to improvements in our books of business. See “Cautionary Note Regarding Forward-Looking Statements.”

Investment Environment

We seek to generate book value growth and investment income from investment activities through the total returns on our investment portfolio. During the year ended December 31, 2012, credit spreads tightened and interest rates declined in the majority of the currencies in which we hold assets. Net investment income yields were negatively impacted by lower interest rates and spreads, which in turn reduced prevailing yields on reinvestment income. Net realized gains resulted from sales transactions primarily from a repositioning of the Agency RMBS portfolio and sales of equity and non-U.S. Sovereign Government securities. The impact of tightening credit spreads and decreasing interest rates during 2012 was the primary reason for the improvement in the net unrealized position on fixed maturities and short-term investments over the course of the year. For further information, see “Investment Activities” below.

Results of Operations and Key Financial Measures

Results of Operations

The following table presents an analysis of our net income (loss) attributable to ordinary shareholders and other financial measures (described below) for the years ended December 31, 2012, 2011 and 2010:

(U.S. dollars in thousands, except share and per share amounts)	2012	2011	2010
Net income (loss) attributable to ordinary shareholders	$651,134	$(474,760)	$585,472
Earnings (loss) per ordinary share – basic	$2.12	$(1.52)	$1.74
Earnings (loss) per ordinary share – diluted	$2.10	$(1.52)	$1.73
Weighted average number of ordinary shares and ordinary share equivalents – basic	307,372	312,896	336,283
Weighted average number of ordinary shares and ordinary share equivalents – diluted	310,282	312,896	337,709

Key Financial Measures

The following are some of the financial measures management considers important in evaluating our operating performance:

(U.S. dollars in thousands, except ratios)	2012	2011	2010
Underwriting profit (loss) – P&C operations	$216,138	$(397,353)	$262,494
Combined ratio – P&C operations	96.3%	107.5%	94.8%
Net investment income – P&C operations	$712,906	$819,708	$884,866
Operating net income	$614,102	$89,464	$809,650
Operating net income per share	$1.98	$0.28	$2.40
Return on average ordinary shareholders’ equity	6.5%	(5.0)%	6.5%
Operating return on average ordinary shareholders’ equity	6.2%	0.9%	9.0%
Book value per ordinary share	$35.18	$29.81	$30.33
Fully diluted tangible book value per ordinary share	$33.35	$28.31	$27.14

The following are descriptions of these key financial measures and a brief discussion of the factors influencing them:

Underwriting profit – property and casualty (“P&C”) operations

One way that we evaluate the performance of our insurance and reinsurance operations is by underwriting profit or loss. We do not measure performance based on the amount of gross premiums written. Underwriting profit or loss is calculated from premiums earned less net losses incurred and expenses related to underwriting activities. Our underwriting profit (loss) in the year ended December 31, 2012 was consistent with the combined ratio discussed below.

Combined ratio – P&C operations

In the P&C industry, the combined ratio is a widely used measure of underwriting profitability. The combined ratio is calculated from the net losses incurred and underwriting expenses as a ratio of the net premiums earned for our insurance and reinsurance operations. A combined ratio of less than 100% indicates an underwriting profit and greater than 100% reflects an underwriting loss.

Our combined ratio of 96.3% for the year ended December 31, 2012 was lower than the 107.5% combined ratio in 2011, primarily due to a decrease in the loss and loss expense ratio while the underwriting expense ratio was flat. The loss and loss expense ratio, which is the ratio of losses and loss expenses incurred to net premiums earned, has decreased as a result of lower levels of catastrophe losses and other large loss events as compared to 2011. The underwriting expense ratio, which was flat year on year, is the ratio of the sum of acquisition costs and operating expenses to the net premiums earned.

Our combined ratio of 107.5% for the year ended December 31, 2011 was higher than the 94.8% combined ratio in 2010, primarily as a result of an increase in the loss and loss expense ratio while the underwriting expense ratio was flat. The loss and loss expense ratio increased in 2011 as a result of higher levels of catastrophe losses and other large loss events in both the insurance and reinsurance segments. For further information on our combined ratio, see “Income Statement Analysis” below.

Net investment income – P&C operations

Net investment income related to P&C operations, which includes interest and dividend income together with the amortization of premium and discount on fixed maturities and short-term investments, net of related investment expenses, is an important measure that affects our overall profitability. Our largest liability relates to our unpaid loss reserves, and our investment portfolio provides liquidity for claims settlements of these reserves as they become due. As a result, a significant part of the investment portfolio is invested in fixed income securities. Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates and credit spreads and changes in overall asset allocation. See the segment results at “Investment Activities” below for a discussion of our net investment income for the year ended December 31, 2012.

Operating net income and Operating net income per share

Operating net income is a non-GAAP financial measure defined as net income (loss) attributable to ordinary shareholders excluding: (1) our net realized gains and losses on investments, net of tax, (2) our net realized and unrealized gains and losses on derivatives, net of tax, (3) our share of items (1) and (2) for our insurance company affiliates for the periods presented, (4) goodwill impairment charges, net of tax, (5) the gains recognized on our repurchase of XL-Cayman’s preference ordinary shares and (6) foreign exchange gains or losses, net of tax. We evaluate the performance of and manage our business to produce an underwriting profit. In addition to presenting net income (loss), we believe that showing operating net income (loss) enables investors and other users of our financial information to analyze our performance in a manner similar to how we analyze performance. In this regard, we believe that providing only a GAAP presentation of net income (loss) makes it more difficult for users of our financial information to evaluate our underlying business. We also believe that the equity analysts and certain rating agencies that follow us (and the insurance industry as a whole) exclude these items from their analyses for the same reasons and they request that we provide this non-GAAP financial information on a regular basis. A reconciliation of our net income (loss) attributable to ordinary shareholders to operating net income (loss) is provided at the end of “Key Financial Measures” below.

Operating net income per share is derived from the non-GAAP operating net income measure by dividing operating net income by the weighted average number of ordinary shares and ordinary share equivalents outstanding for each period.

Return on average ordinary shareholders’ equity (“ROE”)

ROE is another non-GAAP financial measure that we consider important in evaluating our operating performance and view as a key measure of return generated for ordinary shareholders. ROE is calculated by dividing the net income (loss) attributable to ordinary shareholders for any period by the average of the opening and closing ordinary shareholders’ equity. We establish minimum target ROEs for our total operations, segments and lines of business. If our minimum ROE targets over the longer term are not met with respect to any line of business, we seek to modify and/or exit this line. In addition, among other factors, compensation of our senior officers is dependent on the achievement of our performance goals to enhance ordinary shareholder value as measured by ROE (adjusted for certain items considered to be “non-operating” in nature).

In 2012, ROE was 6.5%, which was 11.5 percentage points higher than 2011 when it was negative 5.0%. In 2011, ROE was negative due to the net loss from the significant catastrophe losses and the impairment of goodwill and other large loss events which are discussed under “Significant Items Affecting the Results of Operations.”

Operating return on average ordinary shareholders’ equity (“Operating ROE”)

Operating ROE is another non-GAAP financial measure that we consider important in evaluating our operating performance. Operating ROE is derived from the non-GAAP operating net income measure by dividing the operating net income for any period by the average of the opening and closing ordinary shareholders’ equity.

In 2012, Operating ROE was 6.2%, which was 5.3 percentage points higher than 2011 when it was 0.9%. This was the result of the lower operating net income in 2011 due to the significant catastrophe losses and other large loss events, both discussed under “Significant Items Affecting the Results of Operations.” A reconciliation of Net income (loss) attributable to ordinary shareholders to operating net income (loss) is provided at “Reconciliation of Non-GAAP Measures” included herein.

Book value per ordinary share

We view the change in our book value per ordinary share as an additional measure of our performance, representing the value generated for our ordinary shareholders each period, and we believe that this measure (along with the diluted measures described below) is a key driver of our share price over time. Book value per ordinary share, a non-GAAP financial measure, is calculated by dividing ordinary shareholders’ equity (total shareholders’ equity less non-controlling interest in equity of consolidated subsidiaries) by the number of outstanding ordinary shares at the applicable period end. Book value per ordinary share is affected primarily by net income (loss), by any changes in the net unrealized gains and losses on our investment portfolio, by currency translation adjustments and by the impact of any share buyback or issuance activity. Ordinary shareholders’ equity was $10.5 billion and $9.4 billion and the number of ordinary shares outstanding was 298.7 million and 315.7 million at December 31, 2012 and 2011, respectively. Ordinary shares outstanding include all ordinary shares legally issued and outstanding (as disclosed on the face of the balance sheet) as well as all director share units outstanding.

Book value per ordinary share increased by $5.37 in 2012 as compared to a decrease of $0.52 during 2011. The increase in 2012 was primarily due the net income attributable to ordinary shareholders, an increase in net unrealized gains on investments and the benefit of share buyback activity.

The decrease in 2011 was primarily due to the net loss attributable to ordinary shareholders of $474.8 million and the impact of the settlement of the forward purchase contracts associated with the 10.75% equity security units (the “10.75% Units”), which resulted in the issuance of an aggregate of 30,456,600 ordinary shares, partially offset by an increase in net unrealized gains on available for sale investments and the benefit of share buyback activity.

Fully diluted tangible book value per ordinary share

Fully diluted tangible book value per ordinary share is a non-GAAP financial measure and is calculated by dividing ordinary shareholders’ equity excluding intangible assets (as disclosed on the face of the balance sheet) by the number of outstanding ordinary shares at any period end combined with the impact from dilution of share-based compensation and certain conversion features where dilutive. Fully diluted tangible book value per ordinary share increased by $5.04 and $1.17 during the years ended December 31, 2012 and 2011, respectively, as a result of the factors noted above.

Reconciliation of Non-GAAP Measures

The following is a reconciliation of net income (loss) attributable to ordinary shareholders to operating net income (loss) and also includes the calculation of return on average ordinary shareholders’ equity (based on operating net income (loss)) for the years ended December 31, 2012, 2011 and 2010:

(U.S. dollars in thousands, except percentages)	2012	2011	2010
Net income (loss) attributable to ordinary shareholders	$651,134	$(474,760)	$585,472
Impairment of goodwill, net of tax	–	417,566	–
Net realized losses (gains) on investments, net of tax	(38,235)	178,432	270,803
Net realized and unrealized losses (gains) on derivatives, net of tax	(5,216)	3,914	29,932
Net realized and unrealized losses (gains) on investments and derivatives related to the Company’s insurance company affiliates	(301)	(322)	(52,623)
Foreign exchange (gains) losses, net of tax	6,720	(34,016)	(7,318)
Gain on repurchase of non-controlling interest preference ordinary shares	–	(1,350)	(16,616)

Operating net income (loss):	$614,102	$89,464	$809,650

Per ordinary share results:
Net income (loss) attributable to ordinary shareholders	$2.10	$(1.52)	$1.73
Operating net income (loss)	$1.98	$0.28	$2.40
Weighted average ordinary shares outstanding:
Basic	307,371,726	312,896,165	336,282,630
Diluted – Net income	310,282,466	312,896,165	337,708,643
Diluted – Operating net income	310,282,466	316,318,339	337,708,643
Operating return on average ordinary shareholders’ equity:
Closing ordinary shareholders’ equity	$10,510,072	$9,411,658	$9,597,473
Average ordinary shareholders’ equity	$9,960,865	$9,504,565	$9,007,152
Operating net income (loss)	$614,102	$89,464	$809,650
Operating ROE	6.2%	0.9%	9.0%

Significant Items Affecting the Results of Operations

Our net income and other financial measures as shown above for the year ended December 31, 2012 have been affected by, among other things, the following significant items:

1)	The impact of significant large loss events;

2)	Continuing competitive factors impacting the underwriting environment;

3)	Net favorable prior year loss development; and

4)	Market movement impacts on our investment portfolio.

1) The impact of significant large loss events

Natural Catastrophe Losses

The following table outlines the underwriting losses and loss ratio impact for the Insurance and Reinsurance segments from natural catastrophes for the years ended December 31:

(U.S. dollars in thousands, except ratios)	Natural Catastrophe Underwriting Losses			Natural Catastrophe Loss Ratio Impact
	2012	2011	2010	2012	2011	2010
Insurance	$223,148	$355,256	$135,771	5.5%	9.6%	3.8%
Reinsurance	241,169	405,870	158,574	13.8%	25.2%	10.6%

Total P&C	$464,317	$761,126	$294,345	8.2%	14.4%	5.8%

Notable natural catastrophes during 2012 included Storm Sandy (“Sandy”), U.S. tornadoes and the large earthquake in Italy.

Notable natural catastrophes during 2011 included the March 11, 2011 earthquake and tsunami in Japan, the earthquake that struck Christchurch, New Zealand on February 22, 2011, the 2011 flooding events in Australia, the severe weather occurrences, including tornado activity, in the United States during April and May 2011, the Atlantic Hurricanes (Hurricane Irene and Tropical Storm Lee) and the Thailand floods.

Notable natural catastrophes during 2010 included the Chilean Earthquake, European Windstorm Xynthia, U.S. tornadoes and hailstorm activity, the New Zealand Earthquake and floods in Central Europe, China, Poland and Queensland, Australia.

Our loss estimates are based on combinations of our review of individual treaties and policies expected to be impacted, commercial model outputs, client data received to the date the estimates are made, and consideration of expectations of total insured market loss estimates if available, both from published sources and our internal analysis. Our loss estimates involve the exercise of considerable judgment due to the complexity and scale of the insured events, and are, accordingly, subject to revision as additional information becomes available. Actual losses may differ materially from these preliminary estimates.

The following are analyses of the financial impact on our results of operations for the year ended December 31, 2012 from natural catastrophes:

(U.S. dollars in thousands, except ratios)	2012
	Insurance	Reinsurance	Total
Operating data:
Catastrophe reinstatement premium earned:
Sandy	$(11,813)	$25,560	$13,747
Other natural catastrophes (1) (2)	(958)	3,503	2,545

Total net premiums earned	$(12,771)	$29,063	$16,292

Gross losses and loss expenses:
Sandy	$(207,106)	$(242,622)	$(449,728)
Other natural catastrophes (1) (2)	(89,528)	(41,352)	(130,880)

Total gross losses and loss expenses	$(296,634)	$(283,974)	$(580,608)

Losses and loss expenses recoverable:
Sandy	$68,379	$12,305	$80,684
Other natural catastrophes (1) (2)	17,878	1,437	19,315

Total losses and loss expenses recoverable	$86,257	$13,742	$99,999

Underwriting loss – P&C Operations:
Sandy	$(150,540)	$(204,757)	$(355,297)
Other natural catastrophes (1) (2)	(72,608)	(36,412)	(109,020)

Total underwriting loss	$(223,148)	$(241,169)	$(464,317)

Loss ratio impact for year ended December 31, 2012	5.5%	13.8%	8.2%

(1)

For the Insurance segment, for the year ended December 31, 2012, Other natural catastrophes include Italy snow storm, U.S.Tornadoes, Italy earthquake, Hurricane Isaac, Costa Rica Earthquake and New South Wales floods.

(2)	For the Reinsurance segment for the year ended December 31, 2012, Other natural catastrophes include U.S.Tornadoes, Italy earthquake, Hurricane Isaac, and Calgary hailstorm.

For further details see the segment results in the “Income Statement Analysis” below.

Large Non-Catastrophe Loss Events

In the year ended December 31, 2012, our results from operations were impacted by significant losses from large non-catastrophe loss events in both the Insurance and Reinsurance segments. In 2012, the impact was mainly related to a single large marine loss during the first quarter. Management’s loss estimate for this large marine loss at December 31, 2012, net of reinsurance recoveries and reinstatement premiums, was $58.5 million, of which $26.4 million was attributable to the Insurance segment and $32.1 million to the

Reinsurance segment. In addition, the results from operations during the year ended December 31, 2012 were affected by crop losses attributable to the severe drought conditions in the United States in 2012. Our preliminary loss estimate for these drought and crop losses net of reinsurance recoveries and reinstatement premiums was $30.8 million, all attributable to the Reinsurance segment.

See “Income Statement Analysis,” herein for further information regarding these large loss events within each applicable operating segment.

2) Continuing competitive factors impacting the underwriting environment

Soft market conditions were experienced across most lines of business throughout 2010, 2011 and 2012. This resulted in an overall decrease in gross and net premiums written in 2010 but these amounts increased in 2011 and 2012 due to new strategic initiatives and certain rate improvements. For further information in relation to the underwriting environment, including details relating to rates and retention, see “Executive Overview – Underwriting Environment and Outlook for 2013,” above.

3) Net favorable prior year loss development

Net favorable prior year loss development occurs when there is a decrease to loss reserves recorded at the beginning of the year, resulting from actual or reported loss development for prior years that is less than expected. Net prior year adverse loss development occurs when there is an increase to loss reserves recorded at the beginning of the year, resulting from actual or reported loss development for prior years exceeding expected loss development.

The following table presents the net (favorable) adverse prior year loss development of our loss and loss expense reserves for our property and casualty operations, which include the Insurance and Reinsurance segments for each of the years indicated:

(U.S. dollars in thousands)	2012	2011	2010
Insurance	$(140,067)	$(76,516)	$(127,411)
Reinsurance	(175,828)	(208,351)	(245,451)

Total	$(315,895)	$(284,867)	$(372,862)

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, Note 10, “Losses and Loss Expenses,” to the Consolidated Financial Statements included herein, for further information regarding the developments in prior year loss reserve estimates for each of the years indicated within each of our operating segments.

4) Market movement impacts on the Company’s investment portfolio

During the year ended December 31, 2012, credit spreads tightened and interest rates declined in the majority of the currencies in which we hold assets. The net impact of the market conditions on our investment portfolio was favorable and resulted in a positive mark to market change of $942.7 million on available for sale investments. This represents an approximately 2.1% appreciation in average assets for the year ended December 31, 2012.

The following table provides further detail regarding the movements in relevant credit markets, as well as in government interest rates using selected market indices:

	Interest Rate Movement for the year ended December 31, 2012 (1) (‘+’/‘-’ represents increases / decreases in interest rates)	Credit Spread Movement for the year ended December 31, 2012 (2) (‘+’/‘-’ represents widening / tightening of credit spreads)
United States	-11 basis points (5 year Treasury)	-104 basis points (US Corporate A rated) -35 basis points (US Mortgage Master Index) -120 basis points (US CMBS, AAA rated)
United Kingdom	-15 basis points (10 year Gilt)	-72 basis points (UK Corporate, AA rated)
Euro-zone	-46 basis points (5 year Bund)	-170 basis points (Europe Corporate, A rated)

(1)	Source: Bloomberg Finance L.P.

(2)	Source: Merrill Lynch Global Indices.

Net realized gains on investments in the year ended December 31, 2012 totaled $14.1 million, including $94.8 million from sales activities partially offset by net realized losses of approximately $80.7 million related to other-than-temporary declines in investment (“OTTI”) charges on certain of our fixed income investments. For further analysis of this, see “Results of Operations” below.

Other Key Focuses of Management

We remain focused on, among other things, managing capital, enhancing enterprise risk management capabilities and monitoring regulatory change. Details of these initiatives are outlined below.

Capital Management

Fundamental to supporting our business model is our ability to underwrite business, which is largely dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. As a result, in the event that we are downgraded, our ability to write business, as well as our financial condition and/or results of operations, could be adversely affected.

Buybacks of Ordinary Shares

On February 27, 2012, we announced that the XL-Ireland Board of Directors approved the February 2012 Program, authorizing the purchase of up to $750 million of our ordinary shares. This authorization replaced the approximately $190 million remaining under the share buyback program that was authorized in November 2010. During 2012, we purchased and canceled 18.3 million ordinary shares under the February 2012 Program for $401.6 million. At December 31, 2012, $348.4 million remained available for purchase under this program. Between January 1 and February 22, 2013 we purchased and canceled an additional 3.8 million shares for $98.4 million. All share buybacks were carried out by way of redemption in accordance with Irish law and XL-Ireland’s constitutional documents. All shares so redeemed were canceled upon redemption. On February 22, 2013, we announced that the XL-Ireland Board of Directors approved a new share buyback program, authorizing the purchase of up to $850 million of our ordinary shares. This replaced the approximately $250 million remaining under the February 2012 Program.

Repayment of the 6.5% Guaranteed Senior Notes due January 2012 (the “XLCFE Notes”)

On January 15, 2012, the $600 million principal amount outstanding on the XLCFE Notes, which were issued by XL Capital Finance (Europe) plc, was repaid at maturity. For further detail, see Item 1, Note 13, “Notes Payable and Debt Financing Arrangements,” to the Consolidated Financial Statements included herein.

Risk Management

Our risk management and risk appetite framework is detailed in Item 1, “Business – Enterprise Risk Management,” included herein. The table below shows our estimated per event net 1% and 0.4% exceedance probability exposures for certain peak natural catastrophe peril regions. These estimates assume that amounts due from reinsurance and retrocession purchases are 100% collectible. There may be credit or other disputes associated with these potential receivables.

Geographical Zone (U.S. dollars in millions)	Peril	Measurement Date of In-Force Exposures (1)	1% Exceedance Probability		0.4% Exceedance Probability
			Probable Maximum Loss (2)	Percentage of Tangible Shareholders’ Equity at December 31, 2012	Probable Maximum Loss (2)	Percentage of Tangible Shareholders’ Equity at December 31, 2012
North Atlantic	Windstorm	October 1, 2012	$1,283	11.2%	$1,708	14.9%
North America	Earthquake	October 1, 2012	838	7.3%	1,371	12.0%
Europe	Windstorm	October 1, 2012	509	4.4%	708	6.2%
Japan	Earthquake	October 1, 2012	284	2.5%	358	3.1%
Japan	Windstorm	October 1, 2012	195	1.7%	265	2.3%

(1)	Detailed analyses of aggregated in-force exposures and maximum loss levels are done periodically. The measurement dates represent the date of the last completed detailed analysis by geographical zone.

(2)

Probable maximum losses, which include secondary uncertainty that incorporates variability around the expected probable maximum loss for each event, do not represent our maximum potential exposures and are pre-tax.

See “Significant Items Affecting the Results of Operations – 1) The impact of significant large loss events” above.

Regulatory Change

Management continues to actively monitor and assess the various regulatory initiatives and legislation that impacts us or in the future could impact us. For example, management has been focused on Solvency II, which was adopted by the European Parliament in April 2009. This is an E.U. directive covering the capital adequacy and risk management of, and regulatory reporting for, European-based (re)insurers, as well as a new supervisory regime for the insurance industry. Several steps must be taken by the European Commission, the European Parliament, the Council of Ministers and EIOPA to implement Solvency II. The final date of implementation and key elements of the framework remain under discussion, but it is widely accepted that the envisaged implementation date of January 1, 2014 will not be met. However, management currently continues to prepare for potential Solvency II implementation at a future date. See Item 1, “Business – Regulation.”

Critical Accounting Policies and Estimates

The following are considered to be our critical accounting policies and estimates due to the judgments and uncertainties affecting the application of these policies and/or the likelihood that materially different amounts would be reported under different conditions or using different assumptions. If actual events differ significantly from the underlying assumptions or estimates applied for any or all of the accounting policies (either individually or in the aggregate), there could be a material adverse effect on our results of operations, financial condition and liquidity. We have discussed these critical accounting policies with the Audit Committee of our Board of Directors.

Other significant accounting policies are nevertheless important to an understanding of our Consolidated Financial Statements. Policies such as those related to revenue recognition, financial instruments and consolidation require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. See Item 8, Note 2, “Significant Accounting Policies,” to the Consolidated Financial Statements included herein for further information.

1) Unpaid Loss and Loss Expenses and Unpaid Loss and Loss Expenses Recoverable

As we earn premiums for the underwriting risks we assume, we also establish an estimate of the expected ultimate losses related to the premium. Loss reserves for unpaid loss and loss expenses are established due to the significant periods of time that may elapse between the occurrence, reporting and settlement of a loss. The process of establishing reserves for unpaid property and casualty claims can be complex and is subject to considerable variability, as it requires the use of informed estimates and judgments. These estimates and judgments are based on numerous factors, and may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current laws change. Loss reserves include:

a)	Case reserves – reserves for reported losses and loss expenses that have not yet been settled; and

b)	IBNR reserves – reserves for incurred but not reported losses or for reported losses over and above the amount of case reserves.

Case Reserves

Case reserves for our property and casualty operations are established by management based on amounts reported from insureds or ceding companies and consultation with legal counsel, and represent the estimated ultimate cost of events or conditions that have been reported to or specifically identified by us. The method of establishing case reserves for reported claims differs among our operations.

With respect to our insurance operations, we are notified of insured losses and record a case reserve for the estimated amount of the settlement, if any. The estimate reflects the judgment of claims personnel based on general reserving practices, the experience and knowledge of such personnel regarding the nature of the specific claim and, where appropriate, advice of legal counsel. Reserves are also established to provide for the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process. With respect to our reinsurance operations, case reserves for reported claims are generally established based on reports received from ceding companies. Additional case reserves may be established by us to reflect the estimated ultimate cost of a loss. The uncertainty in the reserving process for reinsurers is due, in part, to the time lags inherent in reporting from the original claimant to the primary insurer to the reinsurer. As a predominantly broker market reinsurer for both excess-of-loss and proportional contracts, we are subject to a potential additional time lag in the receipt of information as the primary insurer reports to the broker who in turn reports to us.

Since we rely on information regarding paid losses, case reserves and IBNR provided by ceding companies in order to assist us in estimating our liability for unpaid losses and LAE, we maintain certain procedures in order to help determine the completeness and accuracy of such information. Periodically, management assesses the reporting activities of our ceding companies on the basis of qualitative and quantitative criteria. In addition to conferring with ceding companies or brokers on claims matters, our claims personnel conduct periodic audits of specific claims and the overall claims procedures of our ceding companies at their offices. We rely on our ability to effectively monitor the claims handling and claims reserving practices of ceding companies in order to help establish the proper reinsurance premium for reinsurance agreements and to establish proper loss reserves. Disputes with ceding companies have been rare and generally have been resolved through negotiation.

In addition to information received from ceding companies on reported claims, we also utilize information on the pattern of ceding company loss reporting and loss settlements from previous catastrophic events in order to estimate our ultimate liability related to catastrophic events such as hurricanes. Commercial catastrophe model analyses and zonal aggregate exposures are utilized to assess potential client loss before and after an event. Initial cedant loss reports are generally obtained shortly after a catastrophic event, with subsequent updates received as new information becomes available. We actively request loss updates from cedants periodically while there is still considerable uncertainty for an event, often for the first year following an event. Our claim settlement processes also incorporate an update to the total loss reserve at the time a claim payment is made to a ceding company.

While the reliance on loss reports from ceding companies may increase the level of uncertainty associated with the estimation of total loss reserves for property catastrophe reinsurance relative to direct property insurance, there are several factors which serve to reduce the uncertainty in loss reserve estimates for property catastrophe reinsurance. First, for large natural catastrophe events, aggregate limits in property catastrophe reinsurance contracts are generally fully exhausted by the loss reserve estimates. Second, as a reinsurer, we have access to information from a broad cross section of the insurance industry. We utilize such information in order to perform consistency checks on the data provided by ceding companies and are able to identify trends in loss reporting and settlement activity and incorporate such information in our estimate of IBNR reserves. Finally, we also supplement the loss information received from cedants with loss estimates developed by market share techniques and/or from third party catastrophe models applied to exposure data supplied by cedants.

IBNR Reserves

IBNR reserves represent management’s best estimate, at a given point in time, of the amount in excess of case reserves that is needed for the future settlement and loss adjustment costs associated with claims incurred. It is possible that the ultimate liability may differ materially from these estimates. Because the ultimate amount of unpaid losses and LAE is uncertain, we believe that quantitative techniques to estimate these amounts are enhanced by professional and managerial judgment. Management reviews the IBNR estimates produced by our actuaries who determine the best estimate of the liabilities to record in our financial statements. We consider this single point estimate to be the mean expected outcome.

IBNR reserves are estimated by our actuaries using several standard actuarial methodologies including the loss ratio method, the loss development or chain ladder method, the Bornhuetter-Ferguson (“BF”)

method and frequency and severity approaches. IBNR related to a specific event may be based on our estimated exposure to an industry loss and may include the use of catastrophe modeling software. On a quarterly basis, IBNR reserves are reviewed by our actuaries, and are adjusted as new information becomes available. Any such adjustments are accounted for as changes in estimates and are reflected in the results of operations in the period in which they are made.

Our actuaries use one set of assumptions in calculating the single point estimate, which includes actual loss data, loss development factors, loss ratios, reported claim frequency and severity. The actuarial reviews and documentation are completed in accordance with professional actuarial standards with reserves established on a basis consistent with GAAP. The selected assumptions reflect the actuary’s judgment based on historical data and experience combined with information concerning current underwriting, economic, judicial, regulatory and other influences on ultimate claim settlements.

When estimating IBNR reserves, each of our insurance and reinsurance business units segregate business into exposure classes. Within each class, the business is further segregated by either the year in which the contract incepted (“underwriting year”), the year in which the claim occurred (“accident year”), or the year in which the claim is reported (“report year”). The majority of the Insurance segment is reviewed on an accident year basis. Professional lines insurance business is reviewed on a report year basis due to the claims made nature of the underlying policies. The majority of the Reinsurance segment is reviewed on an underwriting year basis. In each case we believe the selected method most accurately represents the economic condition of the business.

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

Over time, as a greater number of claims are reported, actuarial estimates of IBNR are based on the BF method and loss development techniques. The BF method utilizes actual loss data and the expected patterns of loss emergence, combined with an initial expectation of ultimate losses to determine an estimate of ultimate losses. This method may be appropriate when there is limited actual loss data and a relatively less stable pattern of loss emergence. The chain ladder method utilizes actual loss and expected patterns of loss emergence to determine an estimate of ultimate losses that is independent of the initial expectation of ultimate losses. This method may be appropriate when there is a relatively stable pattern of loss emergence and a relatively larger number of reported claims. Multiple estimates of ultimate losses using a variety of actuarial methods are calculated for each of our classes of business for each year of loss experience. Our actuaries look at each class and determine the most appropriate point estimate based on the characteristics of the particular class and other relevant factors, such as historical ultimate loss ratios, the presence of individual large losses, and known occurrences that have not yet resulted in reported losses. Once our actuaries make their determination of the most appropriate point estimate for each class, this information is aggregated and presented to management for review and approval.

The pattern of loss emergence is determined using actuarial analysis and judgment and is based on the historical patterns of the recording of paid and reported losses by us, as well as industry information. Information that may cause historical patterns to differ from future patterns is considered and reflected in expected patterns as appropriate. For property, marine and aviation insurance, losses are generally reported within 2 to 3 years from the beginning of the accident year. For casualty insurance, loss emergence patterns can vary from 3 years to over 20 years depending on the type of business. For other insurance, loss emergence patterns fall between the property and casualty insurance. For reinsurance business, loss reporting lags the corresponding insurance classes often by at least one quarter due to the need for loss information to flow from the ceding companies to us generally via reinsurance intermediaries. Such lags in loss reporting are reflected in the actuary’s selections of loss reporting patterns used in establishing our reserves.

Such estimates are not precise because, among other things, they are based on predictions of future developments and estimates of future trends in claim severity, claim frequency and other issues. In the process of estimating IBNR reserves, provisions for economic inflation and changes in the social and legal environment are considered, but involve considerable judgment. When estimating IBNR reserves, more judgment is typically required for lines of business with longer loss emergence patterns.

Due to the low frequency and high severity nature of some of the business underwritten by us, our reserve estimates are highly dependent on actuarial and management judgment and are therefore uncertain. In property classes, there can be additional uncertainty in loss estimation related to large catastrophe events. With wind events, such as hurricanes, the damage assessment process may take more than a year. The cost of claims is subject to volatility due to supply shortages for construction materials and labor. In the case of earthquakes, the damage assessment process may take several years as buildings are discovered to have structural weaknesses not initially detected. The uncertainty inherent in IBNR reserve estimates is particularly pronounced for casualty coverages, such as excess liability, professional liability coverages and workers’ compensation, where information emerges relatively slowly over time.

Our three types of property and casualty reserve exposure with the longest tails are:

(1)	high layer excess casualty insurance;

(2)	casualty reinsurance; and

(3)	discontinued asbestos and long-tail environmental business.

Certain aspects of our casualty operations complicate the actuarial process for establishing reserves. Certain casualty business written by our insurance operations is high layer excess casualty business, meaning that our liability attaches after large deductibles, including self insurance or insurance from sources other than us. We commenced writing this type of business in 1986 and issued policies in forms that were different from traditional policies used by the industry at that time. Initially, there was a lack of industry data available for this type of business. Consequently, the basis for establishing loss reserves by us for this type of business was largely judgmental and based upon our own reported loss experience, which was used as a basis for determining ultimate losses and, therefore, IBNR reserves. Over time, the amount of available historical loss experience data has increased. As a result, we have obtained a larger statistical base to assist in establishing reserves for these excess casualty insurance claims.

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

Reinsurance operations by their nature add further complications to the reserving process, particularly for casualty business written, in that there is an inherent lag in the timing and reporting of a loss event from an insured or ceding company to the reinsurer. This reporting lag creates an even longer period of time between the policy inception and when a claim is finally settled. As a result, more judgment is required to establish reserves for ultimate claims in our reinsurance operations.

In our reinsurance operations, case reserves for reported claims are generally established based on reports received from ceding companies. Additional case reserves may be established by us to reflect our estimated ultimate cost of a loss.

Casualty reinsurance business involves reserving methods that generally include historical aggregated claim information as reported by ceding companies, combined with the results of claims and underwriting reviews of a sample of the ceding company’s claims and underwriting files. Therefore, we do not always receive detailed claim information for this line of business.

Discontinued asbestos and long-tail environmental business was contained within certain policies previously written by NAC Re Corp. (now known as XL Reinsurance America Inc.), prior to its acquisition by us; from business of Winterthur purchased by us from AXA Insurance in 2001; and from a loss portfolio transfer in 2006. At December 31, 2012, total gross unpaid losses and loss expenses in respect of this business represented less than 1% of unpaid losses and loss expenses. See Note 10(f), “Losses and Loss Expenses – Discontinued Asbestos and Run-Off Environmental Related Claims,” to the Consolidated Financial Statements included herein for further information.

Except for certain workers’ compensation (including long-term disability) and certain U.K. motor liabilities, we do not discount our unpaid losses and loss expenses. We utilize tabular reserving for workers’ compensation unpaid losses that are considered fixed and determinable. The unpaid losses for the annuity component of U.K. motor claims are discounted to reflect the long tail nature of the structured settlements. For further discussion, see Note 10, “Losses and Loss Expenses,” to the Consolidated Financial Statements included herein.

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

The amount of our net unpaid losses and loss expenses relating to our operating segments at December 31, 2012 and 2011 was as follows.

(U.S. dollars in thousands)	2012	2011
Insurance	$11,384,855	$11,374,315
Reinsurance	5,737,564	5,609,658

Net unpaid losses and loss expenses	$17,122,419	$16,983,973

	Net Unpaid Losses and Loss Expenses
(U.S. dollars in millions)	2012			2011
	Case Reserves	IBNR Reserves	Total Reserves	Case Reserves	IBNR Reserves	Total Reserves
Insurance:
Professional	$1,399	$3,040	$4,439	$1,244	$3,175	$4,419
Casualty	1,362	3,014	4,376	1,395	2,919	4,314
Property	367	199	566	473	299	772
Specialty	674	568	1,242	734	559	1,293
Other (1)	243	518	761	196	380	576

Total	$4,045	$7,339	$11,384	$4,042	$7,332	$11,374

Reinsurance:
Casualty (2)	$1,490	$2,039	$3,529	$1,501	$1,999	$3,500
Property catastrophe (3)	166	248	414	180	197	377
Other property	462	538	1,000	410	467	877
Marine, energy, aviation and satellite	387	119	506	399	71	470
Other (1)	180	109	289	163	223	386

Total	2,685	3,053	5,738	2,653	2,957	5,610

TOTAL	$6,730	$10,392	$17,122	$6,695	$10,289	$16,984

(1)

Other within the Insurance segment includes: excess and surplus, surety, structured indemnity and certain other discontinued lines. Other within the Reinsurance segment includes: whole account contracts, surety, structured indemnity and other lines.

(2)	Within the Reinsurance segment, casualty-other and casualty-professional lines of business are shown in the aggregate.

(3)	Property catastrophe IBNR includes event specific reserves for losses that our insureds and cedants have informed us they expect to incur but have not yet had reported known claims.

As noted above, management reviews the IBNR estimates produced by our actuaries who determine the best estimate of the liabilities to record in our financial statements. We consider this single point estimate to be the mean expected outcome. Management believes that the actuarial methods utilized adequately provide for loss development.

Management does not build in a provision for uncertainty outside of the estimates prepared by our actuaries.

While the proportion of unpaid losses and loss expenses represented by IBNR is sensitive to a number of factors, the most significant ones have historically been accelerated business growth and changes in business mix. Other factors that have affected the ratio in the past include additions to prior period reserves, catastrophic occurrences, settlement of large claims and changes in claims settlement patterns. The ratio of IBNR to total reserves was consistent from year-end 2011 to year-end 2012.

IBNR reserves are calculated by our actuaries using standard actuarial methodologies as discussed above. Since the year ended December 31, 2003, we adopted a methodology that provides a single point reserve estimate separately for each line of business and also a range of possible outcomes across each single point reserve estimate. This is discussed further below.

The following table shows the recorded estimate and the high and low ends of the range of our net unpaid losses and loss expenses for each of the lines of business noted above at December 31, 2012:

(U.S. dollars in millions)	Net Unpaid Losses and Loss Expenses Recorded	Range of Net Unpaid Losses & Loss Expenses Estimated HIGH	Range of Net Unpaid Losses & Loss Expenses Estimated LOW
Insurance
Professional	$4,439	$4,935	$3,963
Casualty	4,376	4,909	3,866
Property	566	648	490
Specialty	1,242	1,349	1,140
Other (1)	761	888	642

Total (2)	$11,384	12,359	10,442

Reinsurance
Casualty (3)	$3,529	$3,935	$3,141
Property catastrophe	414	531	308
Other property	1,000	1,241	779
Marine, energy, aviation and satellite	506	602	418
Other (1)	289	328	250

Total (2)	$5,738	6,353	5,147

Total	$17,122

(1)

Other within the Insurance segment includes: excess and surplus, surety, structured indemnity and certain other discontinued lines. Other within the Reinsurance segment includes: whole account contracts, surety, structured indemnity and other lines.

(2)

The range for the total Insurance and Reinsurance segment reserves is narrower than the sum of the ranges for the lines of business shown in the table due to diversification benefits across the lines of business.

(3)	Within the Reinsurance segment, casualty-other and casualty-professional lines of business are shown in the aggregate.

There are factors that would cause reserves to increase or decrease within the context of the range provided. The magnitude of any change in ultimate losses would be determined by the magnitude of any changes to our assumptions or combined impact of changes in assumptions. Factors that would increase reserves include, but are not limited to, increases in claim severity, increases in expected level of reported claims, changes to the regulatory environment that expand the exposure insured by us, changes in the litigation environment that increase claim awards, filings or verdicts, unexpected increases in loss inflation, and/or new types of claims being pursued against us. Factors that would decrease reserves include, but are not limited to, decreases in claim severity, reductions in the expected level of reported claims, changes to the regulatory environment that reduce the exposure insured by us, changes in the litigation environment that decrease claim awards, filings or verdicts, and/or unexpected decreases in loss inflation.

Our methodology in 2012 for calculating reserve ranges around our single point reserve estimate is consistent with that used in 2011. We modeled a statistical distribution of potential reserve outcomes over a one year run-off period for each of the approximately 35 lines of business. Where appropriate, lines of business were evaluated at a more granular level and then aggregated to appropriately reflect differing levels of volatility within each line of business, for example, in respect of attritional, large, catastrophe and clash losses. In doing so we evaluated a number of alternative models, and for each line of business our actuaries selected the distribution parameters deemed to be most appropriate. Factors affecting this decision included an assessment of the model fit, availability and relevance of data and the impact of changes in business mix. We used the modeled statistical distribution to calculate an 80% confidence interval for the potential reserve outcomes over this one year run-off period. The high and low end points of the ranges set forth in the above table are such that there is a 10% modeled probability that the reserve will develop higher than the high point and a 10% modeled probability that the reserve will develop lower than the low point.

The development of a reserve range models the uncertainty of the claim environment as well as the limited predictive power of past loss data. These uncertainties and limitations are not specific to us. The ranges represent an estimate of the range of possible outcomes over a one year development period. A range of possible outcomes should not be confused with a range of best estimates. The range of best estimates will generally be much narrower than the range of possible outcomes as it will reflect reasonable actuarial best estimates of the expected reserve.

Reserve volatility was analyzed for each line of business (excluding structured indemnity) within both the Reinsurance and Insurance segments using our historical data, supplemented by industry data. These ranges were then aggregated to the lines of business shown above taking into account correlation between lines of business. The practical result of the correlation approach to aggregation is that the ranges by line of business disclosed above are narrower than the sum of the ranges of the individual lines of business. Similarly, the range for our total reserves in the aggregate, is narrower than the sum of the ranges for the lines of business disclosed above.

On an annual basis, we review the correlation assumptions between our various lines of business. Since 2006, we have utilized a simplified approach of assigning ratings of low, medium or high to its correlation assumptions for each line of business pairing based on the judgment of the reserving actuaries. This simplified approach has been utilized due to the limited amount of historical experience within our portfolio as well as limited applicable industry data. However, our actual historical experience and industry data were used to judgmentally select a range of values for the low, medium and high correlations, respectively, of 15%, 30% and 50%. It should be noted that both our own experience and the industry data exhibit negative correlations in reserve developments between certain lines of business. However, as a measure of prudence in evaluating the reserve ranges, we have used a minimum of 15% correlation between any two lines of business. The analysis of correlations and the reflection of potential diversification benefits across lines of business represent another area of uncertainty in the development of estimated reserve ranges.

We are not aware of any generally accepted model to perform the reserve range analysis described above. However, other models may be employed to develop these ranges.

See “Segments” below for further discussion on prior year development of loss reserves.

Unpaid losses and loss expenses recoverable

The recognition of unpaid losses and loss expenses recoverable requires two key judgments. The first judgment involves our estimation of the amount of gross IBNR to be ceded to reinsurers. Ceded IBNR is generally developed as part of our loss reserving process and, consequently, its estimation is subject to similar risks and uncertainties as the estimation of gross IBNR (see “Critical Accounting Policies and Estimates – Unpaid losses and loss expenses and unpaid loss and loss expense recoverable”). The second judgment involves our estimate of the amount of the reinsurance recoverable balance that we will ultimately be unable to recover from related reinsurers due to insolvency, contractual dispute, or for other reasons. Amounts estimated to be uncollectible are reflected in a bad debt provision that reduces the reinsurance recoverable balance. Changes in the bad debt provision are reflected in net income. See Item 8, Note 9, “Reinsurance,” to the Consolidated Financial Statements included herein, for further information.

We use a default analysis to estimate uncollectible reinsurance. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral, estimated recovery rates and default factors used to determine the portion of a reinsurer’s balance deemed uncollectible. The definition of collateral for this purpose requires some judgment and is generally limited to assets held in trust, letters of credit, and liabilities held by us with the same legal entity for which we believe there is a right of offset. Default factors require considerable judgment and are determined using the current rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions.

2) Future Policy Benefit Reserves

Future policy benefit reserves relate to our Life operations and are estimated using assumptions for investment yields, mortality, expenses and provisions for adverse loss deviation. Uncertainties related to interest rate volatility and mortality experience make it difficult to project and value the ultimate benefit payments.

Most of our future policy benefit reserves relate to annuity portfolio reinsurance contracts under which we make annuity payments throughout the term of the contract for a specified portfolio of policies.

The future policy benefit reserves for annuity portfolio reinsurance contracts amounted to $4.0 billion at both December 31, 2012 and 2011. The requirement to unlock assumptions used to value these reserves arising from changes to assumptions on investment yield and mortality is discussed below along with sensitivities for changing mortality and investment yield assumptions.

For certain of these contracts, a single premium is paid at inception of the contract by way of a transfer of cash and investments to us.

The reserving methodology for these annuity portfolio reinsurance contracts is described in the authoritative guidance issued by the FASB for accounting and reporting by insurance for certain long-duration contracts as well as authoritative guidance over realized gains and losses from the sale of investments. These contracts subject us to risks arising from policyholder mortality over a period that extends beyond the periods in which premiums are collected. Liabilities for future policy benefit reserves are established in accordance with the provisions of this guidance.

Claims and expenses for individual policies within these annuity reinsurance contracts are projected over the lifetime of the contract to calculate a net present value of future cash flows. Assumptions for each element of the basis (mortality, expenses and interest) are determined at the issue of the contract and these assumptions are locked-in throughout the term of the contract unless a premium deficiency exists. The assumptions are best estimate assumptions plus provisions for adverse deviations on the key risk elements (i.e., mortality and interest). Provisions for adverse deviation are designed to cover reasonable deviations from the best estimate outcome of the contract. As the experience on the contracts emerges, the assumptions are reviewed. This occurs at least annually and includes both an analysis of experience and review of likely future experience. If such review would produce reserves in excess of those currently held then lock-in assumptions will be revised and a loss recognized. Such a loss could be significant relative to the net income of the Life operations segment for the year, but would not be expected to be significant relative to shareholders’ equity. The future policy benefit reserves provisions for adverse deviation in excess of best estimate assumptions consistent with the underlying pricing that amounted to approximately $52 million and $36 million at December 31, 2012 and 2011, respectively. The reduction in 2012 has arisen due to the narrowing of credit spreads on the underlying assets over the year.

The future policy benefit reserves would only be increased if these provisions for adverse deviation no longer existed in the light of emerging claims experience. The present value of future claims would increase by approximately $17 million if mortality rates were to decrease by 1% in all future years, relative to the reserving assumptions. We hold the investment assets backing these liabilities. These investments are primarily fixed income securities with maturities that closely match the expected claims settlement profile. A 0.1% decrease in the investment yield assumption would result in approximately a $32 million increase in the value of future claims related to annuity portfolio reinsurance.

During the years ended December 31, 2012, 2011 and 2010, there were no adjustments to the locked-in assumptions for these annuity reinsurance contracts.

We also provide reinsurance of disability income protection, for an in-force block of business. The future policy benefit reserves for these contracts amounted to approximately $101 million and $99 million at December 31, 2012 and 2011, respectively. Future policy benefit reserves include the lock-in of assumptions at inception with periodic review against experience. The liabilities relate to in-force blocks of business, comprising underlying insurance policies that provide an income if the policyholder becomes sick or disabled. The liabilities are therefore driven mainly by the rates at which policyholders become sick (where sickness is defined by the policy conditions) and by the rates at which these policyholders recover or die. A 1% increase in the incidence rate would increase the value of future claims by approximately $2.3 million, while a 1% decrease in the termination rate would increase the value of future claims by approximately $4.1 million. While no changes to the locked-in assumptions were made in 2012 or in 2011, a review of lapse experience in 2010 led to an increase in the reserve of $2.2 million.

We also provide reinsurance of term assurance and critical illness policies written in the U.K., Ireland and the United States. The future policy benefit reserves for these contracts amounted to approximately $271 million and $241 million at December 31, 2012 and 2011, respectively. This increase was caused by ageing of the portfolio, combined with movements of the U.K. sterling and Euro against the U.S. dollar over 2012. Future policy benefit reserves include the lock-in of assumptions at inception with periodic review against experience. The provisions for adverse deviation in these reserves amounted to approximately $24 million and $22 million at December 31, 2012 and 2011, respectively.

The liabilities relate to in-force blocks of business and to treaties that accepted new business up until the end of 2009, comprising underlying insurance policies that provide mainly lump sum benefits if the policyholder dies or becomes sick. For term assurance, the liabilities are therefore driven by the rates of mortality and for critical illness cover, the liabilities are driven predominantly by the rates at which policyholders become sick, where sickness is defined by the treaty conditions (i.e., the morbidity rates). A 1% increase in the mortality rate relative to the reserving assumption would increase the value of future claims by approximately $2.7 million, and a 1% increase in the morbidity rate would increase the value of future claims by approximately $1.0 million.

The term assurance and critical illness treaties were written using a variety of structures, some of which incur acquisition costs during an initial period. For such treaties, a deferred acquisition cost (“DAC”) asset has been established and an increase in future lapse rates could impact the recoverability of such costs from future premiums. The recoverability will also be influenced by the impact of lapses on future claims. An increase in the annual lapse rates by 1% could lead to a 5%-10% reduction in future margins available for amortizing the DAC asset.

We also provided reinsurance of a block of U.S. based term assurance, which was novated to us from an insurance affiliate in December 2002. The future policy benefit reserves for these contracts amounted to approximately $257 million and $258 million at December 31, 2012 and 2011, respectively. Future policy benefit reserves are established in accordance with the provisions of general authoritative guidance on accounting for insurance enterprises, including the lock-in of assumptions at inception with periodic review against experience.

The liabilities relate to in-force blocks of business, which are comprised of underlying insurance policies that provide mainly lump sum benefits if the policyholder dies. The liabilities are therefore driven by the rates of mortality, and a 1% increase in the mortality rate relative to the reserving assumption would increase the value of future claims by approximately $7 million. The liabilities are also affected by lapse experience, and a 1% decrease in lapse rates relative to the reserving assumption would increase the reserve by approximately $0.8 million. No changes to the locked-in assumptions were made in years ended December 31, 2012, 2011 and 2010.

For further information see Item 8, Note 12, “Future Policy Benefit Reserves,” to the Consolidated Financial Statements included herein.

3) Other-Than-Temporary Declines in Investments (“OTTI”)

Our process for identifying declines in the fair value of investments that are other-than-temporary involves consideration of several factors. These primary factors include (i) an analysis of the liquidity, business prospects and financial condition of the issuer including consideration of credit ratings, (ii) the significance of the decline, (iii) an analysis of the collateral structure and other credit support, as applicable, of the securities in question, and (iv) for debt securities, whether we intend to sell such securities. In addition, the authoritative guidance requires that OTTI for certain asset backed and mortgage backed securities are recognized if the fair value of the security is less than its discounted cash flow value and there has been a decrease in the present value of the expected cash flows since the last reporting period. Where our analysis of the above factors results in our conclusion that declines in fair values are other-than-temporary, the cost of the security is written down to discounted cash flow and a portion of the previously unrealized loss is therefore realized in the period such determination is made.

If we intend to sell an impaired debt security, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, the impairment is other-than-temporary and is recognized in earnings in an amount equal to the entire difference between fair value and amortized cost.

There are risks and uncertainties associated with determining whether declines in the fair value of investments are other-than-temporary. These include subsequent significant changes in general economic conditions as well as specific business conditions affecting particular issuers, our liability profile, subjective assessment of issue-specific factors (seniority of claims, collateral value, etc.), future financial market effects, stability of foreign governments and economies, future rating agency actions and significant disclosure of accounting, fraud or corporate governance issues that may adversely affect certain investments. In addition, significant assumptions and management judgment are involved in determining if the decline is other-than-temporary. If management determines that a decline in fair value is temporary, then a security’s value is not written down at that time. However, there are potential effects upon our future earnings and financial position should management later conclude that some of the current declines in the fair value of the investments are other-than-temporary declines. See “Investment Activities” herein for further information on other-than-temporary declines in the value of investments and unrealized loss on investments.

Key Assumptions used in determination of credit losses related to fixed maturities

We review, on a quarterly basis, the entirety of the fixed maturity securities in our investment portfolio that are in a gross unrealized loss position to assess whether we believe a credit loss, relative to the current amortized cost of the security, exists. We utilize specific screening criteria to identify securities at risk for a credit loss, and if any of these conditions exists, subject the individual security to a detailed review to determine if a credit loss exists. The screening criteria used by us include the absolute degree of impairment of the security as a percentage of amortized cost, the credit rating of the security and the market yield-to-maturity of the security. Any securities that have previously been identified as impaired due to credit losses are at elevated risk of further impairments. In addition, on a quarterly basis, we review any current market developments and identify any new issues that may adversely impact our investment portfolio, and review any impacted holdings and any pending sales programs.

Credit loss methodology – structured securities

Credit loss on structured securities is determined through a comparison of the security’s discounted cash flow to the amortized cost of the security. To the extent that the discounted cash flow is estimated to be lower than the amortized cost of the security, the security is impaired to the discounted cash flow value of all security cash flows, including both coupon and principal repayment, discounted using the forward curve.

We, in conjunction with our third-party investment management service providers, make significant assumptions in our impairment analysis and these assumptions are subject to changes in both economic fundamentals and management’s estimates in future periods.

(1) Non-Agency RMBS

We utilize assumptions specific to our individual holdings and, accordingly, individual assumptions will differ on a security by security basis depending on the quality of the collateral and the performance of the underlying pools. In general, we project that future defaults will develop based on the performance of the underlying collateral, measured by the number of loans currently in arrears.

Loans < 30 days in arrears	50% will ultimately default
Loans 30-60 days in arrears	60% will ultimately default
Loans 60-90 days in arrears	75% will ultimately default
Bank held	100% default rate
Loans in foreclosure	100% default rate

We estimate that the cumulative losses on the mortgage structures we own will vary depending on the vintage and collateral of the underlying loans in the holdings. Cumulative deal loss expectations are projected based on the number of loans expected to take a loss and the severity of loss upon default. Loan loss severities depend on the borrower, geographic location and loan to value characteristics of the underlying collateral. We estimate that loss severities will range from 50-75% for sub-prime and Alt-A loans and 40-50% for Prime loans. These cumulative losses results are then compared to the level of subordination within our holdings to measure if impairment exists.

	Average Cumulative Losses by Vintage
	2007	2006	2005	2004
Alt-A – Non Option ARM	38%	26%	12%	4%
Alt-A Option ARM	36%	33%	16%	5%
Prime	20%	13%	6%	2%
Subprime	48%	35%	20%	7%

(2) Core CDOs

In conjunction with our investment managers, we utilize a scenario-based approach to reviewing the majority of our CDO portfolio, which consists primarily of collateralized loan obligations. The five significant scenarios utilized in the model consist of:

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

The weighted scenario of the five scenarios above is used for the determination of a potential impairment. If losses are forecast to be below the subordination level for the tranche held by us, the security is determined not to be impaired. The weighting between these scenarios varies over time depending on market conditions, but the weighting used for the year end 2012 evaluation consisted of 40% to the base cases noted above, 10% to the optimistic case, 10% to the pessimistic case, and 40% to the market implied case. For the non-CLO portion of the core CDO portfolio, we utilize specific default scenarios related to the particular underlying assets.

(3) Other structured security classes

The remainder of the gross unrealized losses related to our structured securities portfolio are concentrated in the following significant asset classes:

•

Other ABS, which is a mix of mostly investment grade credit card, auto and non-U.S. ABS structures that have risk and performance characteristics unrelated to the U.S. housing market. In cases where these sectors have met Company screens, the individual securities are evaluated based on fundamental credit analysis of the underlying structure.

•

CMBS, which are dominated by AAA rated holdings which generally have high levels of credit subordination, are highly diversified and priced reasonably close to par. The gross unrealized losses on CMBS are spread evenly across the credit ratings. We review these holdings on an individual security basis to the extent they meet the screens noted above, but generally do not believe these securities have a high risk of credit loss given their high subordination levels.

Credit loss analysis – corporate sector securities

Credit losses on corporate securities are determined on an individual security basis. We review the circumstances and conditions associated with credit issuers, including considering credit rating and forecasted operating and financing activities of the issuer, and will make a determination as to whether we believe the issuer is likely to fully meet its contractual principal and interest obligations. To the extent we do not believe the issuers will meet these obligations, we recognize a credit loss as the difference between amortized cost and the estimated present value of cash flows expected to be received. We review the ability to pay at the lowest tier (i.e., most subordinated) of the capital structure at which we hold securities, and, to the extent we are satisfied in the performance of the lower tier, conclude that any more senior tiers are also likely to meet obligations.

We evaluate the credit losses associated with medium term notes, which generally represent notes backed primarily by investment grade European credit. We evaluate the cash flows expected from the notes over their remaining expected life, including an evaluation of the likelihood of current holdings to meet their principal and interest obligations, and incorporate current reinvestment assumptions on any security maturities or reinvestment of cash flows. These cash flows are discounted at the current yield, adjusted for changes in interest rates for floating rate securities expected from these securities, and, to the extent the discounted cash flow value is below the amortized cost, we recognize an impairment charge.

4) Income Taxes

We utilize the asset and liability method of accounting for income taxes. Under this method, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We had net operating tax loss carry forward balances of $83.1 million and $263.6 million against which a valuation allowance of $73.8 million and $239.1 million at December 31, 2012 and 2011, respectively, was established. We had realized capital loss carry forward balances of approximately $196.5 million and $237.2 million against which a valuation allowance of approximately $196.5 million and $237.2 million at December 31, 2012 and 2011, respectively, was established. Included within these realized capital losses are $97.6 million and $117.9 million of losses arising from the intercompany sale of investments, against which a valuation allowance of $97.6 million and $117.9 million has been established. The deferral of benefits from tax losses is evaluated based upon management’s estimates of the future profitability of our taxable entities based on current forecasts, the character of income and the period for which losses may be carried forward. A valuation allowance may have to be established for any portion of a deferred tax asset that management believes will not be realized. Should the future income of these entities fall below expectations, a further valuation allowance would have to be established, which could be significant. In addition, if any further losses are generated by these entities, these losses may not be tax affected.

For further information see “—Other Revenues and Expenses” and Item 8, Note 22, “Taxation,” to the Consolidated Financial Statements included herein.

5) Reinsurance Premium Estimates

We write business on both an excess of loss and proportional basis. In the case of excess of loss contracts, the subject written premium is generally outlined within the treaty and we receive a minimum and/or deposit premium on a quarterly basis, which is normally followed by an adjustment premium based on the ultimate subject premium for the contract. We estimate the premium written on the basis of the expected subject premium and regularly review this against actual quarterly statements to revise the estimate based on the information provided by the cedant. An estimate of premium is recorded at the inception of the contract.

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

Reinstatement premiums are recognized at the time a loss event occurs where coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms and are fully earned when recognized. Recognition of reinstatement premiums is based on our estimate of loss and loss adjustment expense reserves, which involves management judgment.

Reinsurance business by its nature can add further complications since, generally, the ultimate premium due under a specific contract will not be known at the time the contract is entered into. As a result, more judgment and ongoing monitoring is required to establish premiums written and earned in our reinsurance operations.

At December 31, 2012 and 2011, the amount of premiums receivable related to our reinsurance operations amounted to $1.2 billion and $1.1 billion, respectively.

A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, are not currently due based on the terms of the underlying contracts. Management reviews the premiums receivable balance at least quarterly and provides a provision for amounts deemed to be uncollectible. We recorded a provision for uncollectible premiums receivable related to our reinsurance operations at December 31, 2012 and 2011 of $0.9 million and $1.9 million, respectively.

The amount of proportional and excess of loss reinsurance gross premiums written and gross acquisition expenses recognized by our reinsurance operations for each line of business for the years ended December 31, 2012, 2011 and 2010 was as follows:

(U.S. dollars in thousands)	2012		2011		2010
	Gross Premiums Written	Gross Acquisition Expenses	Gross Premiums Written	Gross Acquisition Expenses	Gross Premiums Written	Gross Acquisition Expenses
Proportional Contracts:
Casualty – professional lines	$64,061	$17,512	$65,492	$19,422	$51,922	$14,604
Casualty – other lines	120,830	32,013	115,835	30,657	38,671	9,945
Other property	484,610	133,640	693,825	145,367	651,733	168,981
Marine, energy, aviation and satellite	51,257	13,233	50,438	12,556	49,105	14,106
Other (1)	76,593	10,342	90,846	25,796	86,303	22,745

Total proportional contracts	$797,351	$206,740	$1,016,436	$233,798	$877,734	$230,381

Excess of Loss Contracts:
Casualty – professional lines	$157,296	$29,439	$151,897	$28,055	$166,379	$30,969
Casualty – other lines	211,731	36,843	176,672	26,602	190,864	30,764
Property catastrophe	537,086	52,762	461,742	43,705	370,266	37,720
Other property	168,904	11,238	153,991	17,659	150,761	16,363
Marine, energy, aviation and satellite	118,632	10,359	105,723	9,267	68,333	6,066
Other (1)	17,156	7,585	7,158	4,656	18,614	8,741

Total excess of loss contracts	$1,210,805	$148,226	$1,057,183	$129,944	$965,217	$130,623

(1)	Other includes whole account, credit, surety, structured indemnity and other lines.

6) Goodwill and Other Intangible Assets

We have recorded goodwill in connection with various acquisitions in prior years. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. We test goodwill for potential impairment annually as of June 30 and between annual tests if an event occurs or circumstances change that may indicate that potential exists for the fair value of a reporting unit to be reduced to a level below its carrying amount. We test for impairment at the reporting unit level in accordance with the authoritative guidance on intangibles and goodwill. For the reinsurance segment, a reporting unit is one level below the business segment, while for insurance, the segment is also the reporting unit. The first step is to identify potential impairment by comparing the estimated fair value of a reporting unit to the estimated book value, including goodwill. The fair value of each reporting unit is derived based upon valuation techniques and assumptions we believe market participants would use to value the business and this is then compared to the book value of the business. We derive the net book value of our reporting units by estimating the amount of shareholders’ equity required to support the activities of each reporting unit. The estimated fair values of the reporting units are generally determined utilizing methodologies that incorporate price-to-net-tangible-book and price-to-earnings multiples of certain comparable companies, from an operational and economic standpoint. If such estimated fair value, combined with an estimate of an appropriate control premium, indicates a “close call” or potential impairment, further analysis using discounted cash flows is performed and the results of the various valuation methodologies are weighted to arrive at the estimated fair value for each reporting unit. A control premium represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the respective company. If the estimated fair value exceeds the book value, goodwill at the reporting unit level is not deemed to be impaired. If the book value exceeds the estimated fair value, the second step of the process is performed to measure the amount of impairment.

We had goodwill of $392.9 million at December 31, 2012, all relating to the Reinsurance segment. The estimated fair values of the reporting units carrying goodwill exceeded their estimated net book values at December 31, 2012 and therefore no impairments were recorded during 2012. We completed an interim impairment test during the fourth quarter of 2011 that resulted in a non-cash goodwill impairment charge of $429.0 million representing the full amount of goodwill relating to the insurance segment. The impairment was determined using the methodologies as described above, which included discounted cash flow analyses and comparison with similar companies using their publicly traded price multiples as the basis for valuation. Continued low valuations in the insurance industry as a whole combined with several years of poor underwriting performance in the segment impacted the technical valuations resulting in the impairment; however, management continues to see significant value in our global insurance platform.

For further detailed information, see Item 8, Note 8, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements included herein.

Segments

We are organized into three operating segments: Insurance, Reinsurance and Life operations. Our general investment and financing operations are reflected in Corporate.

We evaluate the performance of both the Insurance and Reinsurance segments based on underwriting profit and the performance of the Life operations segment based on its contribution to net income. Other items of our revenue and expenditure are not evaluated at the segment level for reporting purposes. In addition, we do not allocate investment assets by segment for our P&C operations. Investment assets related to our Life operations and certain structured products included in the Insurance and Reinsurance segments and in Corporate are held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from each of these segments. See Item 8, Note 4, “Segment Information,” to the Consolidated Financial Statements included herein, for a reconciliation of segment data to our consolidated financial statements.

In the following “Income Statement Analysis” discussion, the following ratios are used to explain the underwriting profit (loss) from our Insurance and Reinsurance segments:

•

The combined ratio related to the P&C operations is the sum of the loss and loss expense ratio and the underwriting expense ratio. A combined ratio under 100% represents an underwriting profit and over 100% represents an underwriting loss.

•	The loss and loss expense ratio related to the P&C operations is calculated by dividing the losses and loss expenses incurred by the net premiums earned for the Insurance and Reinsurance segments.

•

The underwriting expense ratio related to the P&C operations is the sum of acquisition costs and operating expenses for the Insurance and Reinsurance segments divided by net premiums earned for the Insurance and Reinsurance segments.

•	The acquisition expense ratio related to the P&C operations is calculated by dividing the acquisition costs incurred by the net premiums earned for the Insurance and Reinsurance segments.

•	The operating expense ratio related to the P&C operations is calculated by dividing the operating expenses incurred by the net premiums earned for the Insurance and Reinsurance segments.

Income Statement Analysis

Insurance

As outlined in Item 1, “Business,” our Insurance operations provide commercial property, casualty and specialty insurance products on a global basis. Products generally provide tailored coverages for complex corporate risks and include the following lines of business: property, casualty, professional liability, environmental liability, aviation and satellite, marine and offshore energy, equine, fine art and specie, surplus lines, political risk and trade credit, product recall, surety and other insurance coverages, including those mentioned above, through our programs, middle market and construction businesses. We focus on those lines of business within our insurance operations that we believe provide the best return on capital over time. These lines of business are divided into the following business groups: North America Property and Casualty (“NAPC”), International Property and Casualty (“IPC”), Global Professional Lines (“Professional”) and Global Specialty Lines (“Specialty”).

The following table summarizes the underwriting profit (loss) for the Insurance segment:

(U.S. dollars in thousands)	2012	2011	2010	Percentage change
				2012 to 2011	2011 to 2010
Gross premiums written	$5,166,974	$4,824,665	$4,418,380	7.1%	9.2%
Net premiums written	4,072,513	3,707,664	3,461,150	9.8%	7.1%
Net premiums earned	3,924,640	3,663,727	3,529,138	7.1%	3.8%
Net losses and loss expenses	(2,691,056)	(2,951,413)	(2,505,502)	(8.8)%	17.8%
Acquisition costs	(504,227)	(461,965)	(418,146)	9.1%	10.5%
Operating expenses	(754,306)	(683,814)	(642,103)	10.3%	6.5%

Underwriting profit (loss)	$(24,949)	$(433,465)	$(36,613)	NM *	NM *
Net results – structured products	20,980	10,976	14,696	91.1%	(25.3)%
Net fee income and other (1)	(1,071)	(16,370)	(15,564)	(93.5)%	5.2%

(1)	Net fee income and other includes operating expenses from our loss prevention consulting services business.

*	NM – Not Meaningful

Gross Premiums Written

The following table summarizes our gross premiums written by business group for the Insurance segment:

(U.S. dollars in millions except percentages)	2012	Percentage	2011	Percentage	2010	Percentage	Percentage Change
							2012 to 2011	2011 to 2010
IPC	$1,215.9	23.5%	$1,243.0	25.8%	$1,111.7	25.2%	(2.2)%	11.8%
NAPC	1,599.1	30.9%	1,333.0	27.6%	1,066.8	24.1%	20.0%	25.0%
Professional	1,460.0	28.3%	1,377.6	28.6%	1,412.1	32.0%	6.0%	(2.4)%
Specialty	892.0	17.3%	871.1	18.1%	827.8	18.7%	2.4%	5.2%

Total	$5,167.0	100.0%	$4,824.7	100.0%	$4,418.4	100.0%	7.1%	9.2%

2012 vs. 2011: Gross written premiums increased by 7.1%. The following is a summary of the premium movements by business group:

•

IPC – decrease of 2.2% mainly due to lower retention and new business in property as a result of underwriting actions for business that did not meet our return requirements and the unfavorable impact of foreign exchange rates in all lines. Partially offsetting this decrease was improved retention levels and positive amendments to prior year premium estimates in primary casualty and middle market lines.

•	NAPC – increase of 20.0% largely driven by new business growth across most lines including surplus lines, construction and primary casualty, improved retention for property, construction, and primary casualty, and improved pricing in all lines over the prior year, partially offset by lower multi-year transactions in excess casualty.

•

Professional – increase of 6.0% largely driven by improved pricing and retention as well as new business in the U.S. professional business, and favorable retention in the Select and International businesses, partially offset by lower new business in International.

•

Specialty – increase of 2.4% due to the new political risk business and new business and favorable amendments to prior year premium estimates in marine, partially offset by lower retention levels and adverse amendments to prior year premium estimates in aerospace.

Foreign exchange rate movements also impacted our gross premiums written. When evaluated in local currency, our gross written premiums increased by 8.8%, compared to the 7.1% shown above.

2011 vs. 2010: Gross written premiums increased by 9.2%. The following is a summary of the premium movements by business group:

•

IPC – increase of 11.8% largely driven by new business growth in property and middle market lines and the renewal of long term policies as annual policies in primary casualty, partially offset by a large multi-year program in primary casualty written in the fourth quarter of 2010 with gross written premiums of $126.5 million.

•

NAPC – increase of 25.0% largely driven by new business growth across all lines, including the new surety and construction initiatives, and improved pricing in all lines over the prior year including property, partially offset by lower multi-year transactions in excess casualty.

•

Professional – decrease of 2.4% due to lower multi-year deals, lower new business in U.S. Professional partially offset by growth in new business in International and Select professional., and lower retention in US professional, partially offset by favorable retention in International.

•	Specialty – increase of 5.2% largely driven by new business growth in general aviation and specie lines and favorable amendments to prior year premium estimates in discontinued lines.

Foreign exchange rate movements also impacted our gross premiums written. When evaluated in local currency, our gross written premiums increased by 6.8%, compared to the 9.2% shown above.

Net Premiums Written

2012 vs. 2011: The increase of 9.8% resulted from the gross written premium increases outlined above together with a decrease in ceded written premiums. The decrease in ceded premiums primarily relates to:

•

Decreased utilization of facultative reinsurance, primarily in IPC property, following the cancelation of a large general property program in 2011 and lower gross premiums written as a result of underwriting actions for business that did not meet our return requirements;

•	Changes in the structure and reinsurer participation of certain NAPC casualty and professional reinsurance treaties;

•	Lower cessions as a result of lower level of premiums subject to the Professional treaty; and

•	Favorable impact of foreign exchange rates.

Partially offsetting these were ceded premium increases as a result of:

•	Changes in the structure, protection layers and costs of certain property and IPC casualty reinsurance treaties;

•	A new reinsurance cover in NAPC programs; and

•	Additional reinstatement premiums in 2012 as a result of marine and Sandy losses.

2011 vs. 2010: The increase of 7.1% resulted from the gross premiums written increases described above partially offset by an increase in ceded premiums written of 16.7%. The increase in ceded premiums written primarily relates to:

•	Increased utilization of facultative reinsurance, primarily in IPC property;

•	Unfavorable impact of foreign exchange rates;

•	Higher cost on certain excess of loss treaties and additional reinsurance placements on new business initatives; and

•	Reinstatement premiums related to catastrophe, property and marine losses.

Net Premiums Earned

2012 vs. 2011: The increase of 7.1% primarily resulted from higher net written premiums earned in NAPC, Professional and Specialty and favorable amendments to certain prior year premium estimates, partially offset by lower production in IPC property as a result of underwriting actions for business that did not meet our return requirements and from ceded reinstatement premiums for marine and Sandy losses.

2011 vs. 2010: The increase of 3.8% primarily resulted from higher net written premiums earned through primary casualty, property, programs and middle markets and favorable foreign exchange impacts, offset by the ceded catastrophe, property and marine reinstatement premiums noted above and the earn-out of lower net premiums written in U.S. Professional and certain discontinued lines.

Net Losses and Loss Expenses

Combined Ratio

The following table presents the ratios for the Insurance segment:

	2012	2011	2010	Percentage Point Change
				2012 to 2011	2011 to 2010
Loss and loss expense ratio	68.6%	80.6%	71.0%	(12.0)	9.6
Acquisition expense ratio	12.8%	12.6%	11.8%	0.2	0.8
Operating expense ratio	19.2%	18.6%	18.2%	0.6	0.4

Underwriting expense ratio	32.0%	31.2%	30.0%	0.8	1.2

Combined ratio	100.6%	111.8%	101.0%	(11.2)	10.8

The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Insurance segment for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010	Percentage Point Change
				2012 to 2011	2011 to 2010
Loss ratio	68.6%	80.6%	71.0%	(12.0)	9.6
Prior year reserve development	3.5%	2.0%	3.6%	1.5	(1.6)

Loss ratio excluding prior year development	72.1%	82.6%	74.6%	(10.5)	8.0

Loss Ratio – excluding prior year development

2012 vs. 2011: The 10.5 percentage point decrease in the loss ratio excluding prior year development was predominantly due to lower levels of catastrophe losses occurring in 2012. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events were $132.1 million lower in 2012 as compared to 2011. For further details on catastrophe losses in 2012 and 2011, see “Results of Operations – Significant Items Affecting the Results of Operations – 1) The impact of significant large loss events.” Excluding prior year development, net catastrophe losses and related reinstatement premiums in both years, the loss ratio decreased by 6.4 points to 66.6%, due to large loss activity in the IPC and NAPC energy and property units in 2011, as well as business mix changes and underwriting improvements.

2011 vs. 2010: The 8.0 percentage point increase in the loss ratio excluding prior year development was predominantly due to the high levels of catastrophe losses occurring in 2011. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events were $219.5 million higher in 2011 as compared to 2010. Excluding prior year development, net catastrophe losses and related reinstatement premiums in both years, the loss ratio increased by 2.2 points from 2010 to 2011 due to higher large loss activity during 2011 in energy, property and marine businesses.

Prior Year Development

The following table summarizes the net (favorable) adverse prior year development by business group relating to the Insurance segment for the years ended December 31, 2012, 2011 and 2010:

(U.S. dollars in millions)	2012	2011	2010
Property	$(46,733)	$(8,922)	$(23,525)
Casualty	(61,633)	34,500	28,987
Professional	(106,368)	(87,520)	(118,552)
Specialty	(61,761)	(71,285)	(66,278)
Other (1)	136,428	56,711	51,957

Total	$(140,067)	$(76,516)	$(127,411)

(1)	Other includes excess and surplus, surety, structured indemnity and certain other discontinued lines.

For further information on the net favorable prior year reserve development for the years ended December 31, 2012, 2011 and 2010, see Item 8, Note 10 to the Consolidated Financial Statements, “Losses and Loss Expenses.”

Acquisition Costs and Operating Expenses

Underwriting Expense Ratio

2012 vs. 2011: The increase of 0.8 points was due to an increase in the operating expense ratio of 0.2 points combined with an increase in the acquisition expense ratio of 0.6 points, as follows:

•

Acquisition expense ratio increase – largely from the impact of reinstatement premiums and other earned premium adjustments, lower ceding income in IPC, NAPC and Professional and a change in the mix of direct business in Professional.

•	Operating expense ratio increase – mainly due to higher compensation expenses resulting from higher variable compensation costs and certain severance costs in 2012.

2011 vs. 2010: The increase of 1.2 points was due to an increase in the acquisition expense ratio of 0.8 points combined with an increase in the operating expense ratio of 0.4 points, as follows:

•

Acquisition expense ratio increase – primarily from a favorable adjustment to guaranty fund assessments in 2010, higher commissions and lower amounts of fee-based business in U.S., Bermuda and International professional, as well as excess casualty and aerospace and the impact of the catastrophe, property and marine reinstatement premiums on the ratio in 2011.

•

Operating expense ratio increase – mainly as a result of increased compensation costs from certain severance costs, higher number of employees, partially offset by lower variable compensation costs and unfavorable foreign exchange impacts.

Net Results – Structured Products

Net results from structured insurance products include certain structured indemnity contracts that are accounted for as deposit contracts.

2012 vs. 2011: The increase was mainly due to a lower interest expense as a result of an accretion rate adjustment recorded in the second quarter of 2012 based on changes in expected cash flows and payout patterns on certain structured indemnity contracts combined with an increase in net investment income as a result of a larger invested asset base.

2011 vs. 2010: The decrease reflects the overall run-off nature of this line of business combined with a change in the interest rate hedging strategy on one of the larger transactions during 2010.

Fee Income and Other

2012 vs. 2011: The increase was a result of higher income related to our loss prevention consulting services as well as lower expenses in professional lines related to the cost of an endorsement facility with National Indemnity Company, which ended in 2011. For further information about this facility, see Item 8, Note 7, “Other Investments,” to the Consolidated Financial Statements included herein.

2011 vs. 2010: The decrease was due to higher expenses related to our loss prevention consulting services partially offset by higher fee income in Specialty.

Reinsurance

As already outlined in Item 1, “Business,” the Reinsurance segment provides casualty, property risk, property catastrophe, marine, aviation and other specialty reinsurance on a global basis, with business being written on both a proportional and non-proportional treaty basis and also on a facultative basis. Our reinsurance operations are structured into geographical business groups: Bermuda, North America, International (Europe and Asia Pacific) and Latin America.

The following table summarizes the underwriting profit (loss) for the Reinsurance segment:

(U.S. dollars in thousands)	2012	2011	2010	Percentage change
				2012 to 2011	2011 to 2010
Gross premiums written	$2,008,156	$2,073,619	$1,842,951	(3.2)%	12.5%
Net premiums written	1,884,508	1,725,724	1,538,438	9.2%	12.2%
Net premiums earned	1,841,342	1,663,385	1,501,999	10.7%	10.7%
Net losses and loss expenses	(1,074,426)	(1,126,978)	(706,298)	(4.7)%	59.6%
Acquisition costs	(368,172)	(324,128)	(321,008)	13.6%	1.0%
Operating expenses	(157,657)	(176,167)	(175,586)	(10.5)%	0.3%

Underwriting profit (loss)	$241,087	$36,112	$299,107	NM *	NM *
Net results – structured products	(15,882)	12,053	3,075	NM *	NM *
Net fee income and other	2,493	3,903	2,488	(36.1)%	56.9%

*	NM – Not Meaningful

Gross Premiums Written

2012 vs. 2011: Gross premiums written decreased by 3.2%. The following is a summary of the premium movements by business group:

•	Bermuda – there was premium growth through favorable property catastrophe and other property renewals with price, share, line and capacity increases and new business.

•

North America – there was a decrease primarily as a result of changes in the structure of a U.S. agricultural program that renewed as reinsurance rather than as primary business, as well as a reduction in volume, shares and price for certain renewed property quota share and property excess of loss contracts, partially offset by new business.

•	International – premiums increased, attributable to casualty lines through significantly higher renewals and new business and increased property catastrophe shares and rates in Continental Europe.

•	Latin America – there was a decline in premiums due to the non-renewal of certain significant property and surety treaties as a result of the re-underwriting of the business within this region.

Foreign exchange rate movements also impacted our gross premiums written. When evaluated in local currency, our gross written premiums decreased by 1.6%, compared to the 3.2% decrease shown above.

2011 vs. 2010: Gross premiums written increased by 12.5%. The following is a summary of the premium movements by business group:

•

Bermuda – there was premium growth from new business in the year, growth in the property catastrophe line through price and capacity increases and from natural catastrophe reinstatement premiums, partially offset by the non-renewal of certain property treaties.

•

North America – there was premium growth mainly from the property line on a U.S. agricultural program due to rising commodity prices in 2011, partially offset by decreases in casualty due to current market conditions and the non-renewal of certain treaties.

•	International – there was premium growth due to new motor and marine business, as well as positive amendments to prior year premium estimates.

•	Latin America – there was a decline in premiums mainly due to the non-renewal of certain significant property treaties.

Foreign exchange rate movements also impacted our gross premiums written. When evaluated in local currency, our gross written premiums increased by 8.9%, compared to the 12.5% increase shown above.

Net Premiums Written

2012 vs. 2011: The increase of 9.2% resulted from the International and Bermuda groups’ gross written premium increases described above coupled with a reduction in ceded written premiums in the North America business group. The decrease in ceded written premiums was mainly the result of the changes in the structure of a U.S. agricultural program, partially offset by higher prior period ceded reinstatement premiums in the International business group related to the 2011 Thailand flood loss.

2011 vs. 2010: The increase of 12.2% is a reflection of the overall growth in net premiums written in 2011 described above partially offset by an increase in ceded premiums written. The increase in ceded premiums written was mainly due to an increase in volume in 2011 associated with a U.S. agricultural program of which a significant portion was retroceded.

Net Premiums Earned

2012 vs. 2011: The increase of 10.7% is a reflection of the overall growth in net premiums written in recent quarters from the Bermuda and International businesses.

2011 vs. 2010: The increase of 10.7% is a reflection of the overall growth in net premiums written in 2011 combined with catastrophe loss related reinstatement premiums earned in 2011.

Net Losses and Loss Expenses

Combined Ratio

The following table presents the ratios for the Reinsurance segment:

	2012	2011	2010	Percentage Point Change
				2012 to 2011	2011 to 2010
Loss and loss expense ratio	58.4%	67.8%	47.0%	(9.4)	20.8
Acquisition expense ratio	20.0%	19.5%	21.4%	0.5	(1.9)
Operating expense ratio	8.5%	10.5%	11.7%	(2.0)	(1.2)

Underwriting expense ratio	28.5%	30.0%	33.1%	(1.5)	(3.1)

Combined ratio	86.9%	97.8%	80.1%	(10.9)	17.7

The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Reinsurance segment for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010	Percentage Point Change
				2012 to 2011	2011 to 2010
Loss ratio	58.4%	67.8%	47.0%	(9.4)	20.8
Prior year reserve development	9.5%	12.5%	16.4%	(3.0)	(3.9)

Loss ratio excluding prior year development	67.9%	80.3%	63.4%	(12.4)	16.9

Loss Ratio – excluding prior year development

2012 vs. 2011: The 12.4 percentage point decrease in the loss ratio excluding prior year development was predominantly due to lower levels of catastrophe losses occurring in 2012. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events were $164.7 million lower in 2012 as compared to 2011. For further details on catastrophe losses in 2012 and 2011, see “Results of Operations – Significant Items Affecting the Results of Operations – 1) The impact of significant large loss events.” Excluding prior year development, net catastrophe losses and related reinstatement premiums in both years, the loss ratio decreased by 1.0 points to 54.1%, due mainly to business mix changes.

2011 vs. 2010: The 16.9 percentage point increase in the loss ratio excluding prior year development was predominantly due to higher levels of catastrophe losses occurring in 2011, noted above. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events were $247.3 million higher in 2011 compared to 2010. Excluding prior year development, net catastrophe losses and related reinstatement premiums in both years, the loss ratio increased by 2.3 points from 2010 to 2011 mainly due to higher levels of large loss events in U.S. property including a deterioration in the performance of a large U.S. agricultural program, higher attritional losses and business mix changes.

Prior Year Development

The following table summarizes the net (favorable) adverse prior year development by line of business relating to the reinsurance segment for the years ended December 31, 2012, 2011 and 2010:

(U.S. dollars in thousands)	2012	2011	2010
Property and other short-tail lines	$(107,613)	$(64,267)	$(145,768)
Casualty and other	(68,215)	(144,084)	(99,683)

Total	$(175,828)	$(208,351)	$(245,451)

For further information on the net favorable prior year reserve development for the years ended December 31, 2012, 2011 and 2010, see Item 8, Note 10 to the Consolidated Financial Statements, “Losses and Loss Expenses.”

Acquisition Costs and Operating Expenses

Underwriting Expense Ratio

2012 vs. 2011: The decrease of 1.5 percentage points was due to a reduction in the operating expense ratio of 2.0 points partially offset by an increase in the acquisition expense ratio of 0.5 points, as follows:

•	Operating expense ratio decreased with reduced compensation costs due to decreased headcount and lower professional fees, while net earned premiums increased compared to 2011.

•

Acquisition expense ratio increase – the acquisition expense ratio was largely in line with 2011, with a slight increase from Latin America due to a favorable movement on sliding scale commissions in the prior year.

2011 vs. 2010: The decrease of 3.1 percentage points was due to a decrease in the acquisition expense ratio of 1.9 points combined with a decrease in the operating expense ratio of 1.2 points, as follows:

•	Acquisition expense ratio decrease – primarily due to a U.S. agricultural program, where fees received were higher and profit commissions paid were lower in 2011.

•	Operating expense ratio decrease – mainly as a result of lower compensation costs in 2011, partially offset by increased information technology expenses associated with certain strategic initiatives.

Net Results – Structured Products

Net results from structured reinsurance products include certain structured indemnity contracts that are accounted for as deposit contracts.

2012 vs. 2011: The decrease relates to a higher interest expense recorded in the second quarter of 2012, due to an accretion rate adjustment from changes in expected cash flows and payout patterns on one of the larger structured indemnity contracts combined with lower net investment income reflecting lower investment yields and the run-off nature of this line of business.

2011 vs. 2010: The increase relates to a higher interest expense recorded in the third quarter of 2010, due to an accretion rate adjustment from changes in expected cash flows and payout patterns on one of the larger structured indemnity contracts.

Fee Income and Other

2012 vs. 2011: The decrease was a result of fees earned in Latin America on some treaties which were not renewed.

2011 vs. 2010: The increase was due in part to the amendment to the sales proceeds for the renewal rights of the European life, accident and health business, resulting in a charge for the prior year period. In addition, fees earned in Latin America increased during 2011 due to the extension in duration for some treaties.

Life Operations

The following table summarizes the contribution from the Life operations segment, which has been in run-off since 2009:

(U.S. dollars in thousands)	2012	2011	2010	Percentage change
				2012 to 2011	2011 to 2010
Gross premiums written	$355,754	$394,555	$411,938	(9.8)%	(4.2)%
Net premiums written	324,432	362,362	382,075	(10.5)%	(5.2)%
Net premiums earned	324,459	363,018	382,924	(10.6)%	(5.2)%
Claims and policy benefits	(486,198)	(535,074)	(513,833)	(9.1)%	4.1%
Acquisition costs	(41,093)	(40,318)	(49,104)	1.9%	(17.9)%
Operating expenses	(9,336)	(9,311)	(10,470)	0.3%	(11.1)%
Net investment income	299,442	318,061	313,172	(5.9)%	1.6%
Net fee income and other	426	219	249	94.5%	(12.0)%
Realized gains (losses) on investments	(21,003)	(89,999)	(54,444)	(76.7)%	65.3%

Contribution from Life operations	$66,697	$6,596	$68,494	NM *	(90.4)%

*	NM – Not Meaningful

Gross Premiums Written

The following table is an analysis of the Life operations’ gross premiums written, net premiums written and net premiums earned for the year ended December 31, 2012 and 2011:

(U.S. dollars in thousands)	2012			2011			2010
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Annuity	$155,255	$126,912	$126,912	$161,800	$132,232	$132,232	$155,235	$127,019	$127,019
Other Life	200,499	197,520	197,547	232,755	230,130	230,786	256,703	255,056	255,905

Total	$355,754	$324,432	$324,459	$394,555	$362,362	$363,018	$411,938	$382,075	$382,924

2012 vs. 2011: The 9.8% decrease was driven predominantly by the Other Life business and was in line with the run-off expectations, as well as being impacted by unfavorable foreign exchange movements. Gross premiums written relating to annuity business and ceded premiums written also decreased due to foreign exchange movements.

2011 vs. 2010: The 4.2% decrease was mainly from the Other Life business and was in line with the run-off expectations following the recapture of a number of term assurance treaties during the first and fourth quarters of 2010, partially offset by favorable foreign exchange movements. Gross premiums written relating to annuity business increased due to favorable foreign exchange rate movements. Ceded premiums written increased due to foreign exchange movements.

Net Premiums Written and Net Premiums Earned

2012 vs. 2011: The 10.5% decrease in net premium written and the 10.6% decrease in net earned premiums were consistent with the movements in total gross premiums written and the reduction in ceded written premiums already noted.

2011 vs. 2010: The 5.2% decrease in both net written and net earned premiums resulted from the gross written premium decreases outlined above, partially offset by an increase in ceded written premiums due to foreign exchange movements.

Claims and Policy Benefits

2012 vs. 2011: The 9.1% decrease was due to the run-off nature of the Life operations business, combined with favorable foreign exchange impacts during 2012.

2011 vs. 2010: The 4.1% increase was primarily due to adverse foreign exchange impacts and reserve increases during the year combined with 2010 experiencing reserve releases on recaptured treaties that were not repeated in 2011.

Acquisition Costs

2012 vs. 2011: The 1.9% increase was largely due to a revision to profit commission estimates on the short-term life, accident and health business more than offsetting lower acquisition costs on the term and critical illness business.

2011 vs. 2010: The 17.9% decrease was largely due to the recaptured treaties in 2010 and run-off expectations.

Operating Expenses

2012 vs. 2011: Operating expenses were largely flat year on year; however, higher compensation expenses resulting from higher variable compensation costs in 2012, was offset by a reduction in information technology expenses.

2011 vs. 2010: The 11.1% decrease was mainly due to lower compensation expenses as a result of severance costs in 2010 following the decision to place the Life operations business into run-off.

Net Investment Income – Life Operations

Net investment income is included in the calculation of contribution from Life operations, as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets.

2012 vs. 2011: The 5.9% decrease was due to unfavorable foreign exchange movements, lower investment yields and a lower invested asset base, reflecting the run-off nature of the Life operations business.

2011 vs. 2010: The 1.6% increase was primarily due to positive foreign exchange impact, but was broadly in line with expected returns in underlying currencies.

Investment Performance

We manage our fixed income portfolio in accordance with investment guidelines approved by the RFC. The following is a summary of the investment portfolio returns, which are calculated by dividing the sum of gross investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio, for the years ended December 31, 2012 and 2011 of the fixed income portfolio and non-fixed income portfolios:

	2012 (1)	2011 (1)
Total Return on Investments	6.7%	5.5%
P&C fixed income portfolio	5.5%	4.6%
Life fixed income portfolio	11.5%	9.1%
Other Portfolios (2)
Alternative portfolio (3)	5.6%	3.4%
Equity portfolio	15.5%	(6.4)%
High-Yield fixed income portfolio	9.6%	1.5%

(1)

The performance of investment portfolios is measured on a local currency basis and is not annualized. For aggregate performance calculation, respective local currency balances are translated to U.S. dollars at quarter end rates to calculate composite portfolio results.

(2)	Performance on Other Portfolios is included in the Total Return on Investments.

(3)	Performance on the alternative portfolio reflects the year ended November 30, 2012 and 2011, respectively.

Investment Activities

The following table illustrates the net investment income from P&C operations, net income from investment fund affiliates, net realized (losses) gains on investments and net realized and unrealized gains (losses) on investment and other derivative instruments for the years ended December 31, 2012, 2011 and 2010:

(U.S. dollars in thousands)	2012	2011	2010	Percentage change
				2012 to 2011		2011 to 2010
Net investment income – P&C operations (1)	$712,906	$819,708	$884,866	$(13.0)%		(7.4)%
Net income (loss) from investment fund affiliates (2)	58,504	26,253	51,102	122.8%		(48.6)%
Net realized gains (losses) on investments	14,098	(188,359)	(270,803)	NM	*	(30.4)%
Net realized and unrealized gains (losses) on investment and other derivative instruments (3)	5,221	(10,738)	(33,843)	NM	*	(68.3)%

(1)	Net investment income relating to P&C operations includes the net investment income related to the net results from structured products.

(2)

The Company generally records the income related to alternative fund affiliates on a one-month lag and the private investment fund affiliates on a three-month lag based upon the availability of the information provided by the investees.

(3)	For a summary of realized and unrealized gains and losses on all derivative instruments, see Item 1, Note 14, “Derivative Instruments,” to the Consolidated Financial Statements included herein.

*	NM – Not Meaningful

Net Investment Income – P&C Operations

2012 vs. 2011: The decrease of 13.0% was primarily due to decreasing portfolio yields and cash outflows from the investment portfolio. Overall, portfolio yields have decreased due to declining interest rates across our major jurisdictions.

2011 vs. 2010: The decrease of 7.4% was due to decreasing portfolio yields and cash outflows from the investment portfolio. Overall, portfolio yields have decreased due to declining interest rates across our major jurisdictions.

Net Income (Loss) from Investment Fund Affiliates

Net income from investment fund affiliates includes earnings from our investments in closed-end investment funds and partnerships and similar vehicles that are accounted for under the equity method.

2012 vs. 2011: The increase was attributable to better performance from both alternative fund affiliates and private fund affiliates. Capital markets were moderately more supportive of our fund affiliates’

investment strategies in 2012 vs. 2011, and our alternative fund affiliate managers in particular navigated market volatility better in 2012 as against the prior year.

2011 vs. 2010: The decrease of 48.6% was attributable to weaker performance from our alternative and private investment portfolios given difficult market conditions in 2011. Performance in alternative and private funds in 2011 was challenged by volatile capital markets and the generally weaker returns to risk assets during 2011 as compared to the prior year.

Net Realized Gains and Losses on Investments and Other-than-Temporary Declines in the Value of Investments

Net Realized Gains and Losses on Investments

Net realized gains on investments of $14.1 million included the following:

•	Net realized gains of $94.8 million resulted from sales transactions primarily from a repositioning of the Agency RMBS portfolio and sales of equity and non-U.S. Sovereign Government securities.

•	Realized losses of approximately $80.7 million related to the write-down of certain of the Company’s AFS investments. The significant components of the net impairment charges were:

•

$48.7 million for structured securities, principally non-Agency RMBS, where we determined that the likely recovery on these securities was below the carrying value and, accordingly, recorded an impairment of the securities to the discounted value of the cash flows expected to be received on these securities.

•

$19.1 million related to medium term notes backed primarily by European investment grade credit. On certain notes, management concluded that expected future returns on the underlying assets were not sufficient to support the previously reported amortized cost. We also adjusted the estimated remaining holding period of certain notes resulting in a shorter reinvestment spectrum.

•	$3.7 million related to certain equities as the holdings were in a loss position for more than 11 months.

•	$5.3 million related to currency losses primarily arising on Swiss franc and U.K. sterling denominated securities held in U.S. dollar portfolios.

Net realized losses on investments in 2011 included net realized losses of $160.2 million related to the write-down of certain of our fixed income, equity and other investments with respect to which we determined that there was an other-than-temporary decline in the value of those investments, as well as $28.2 million of net realized losses from sales of investments principally on European financials and non-Agency RMBS, partially offset by gains on Agency RMBS and Government and Government Related and Supported securities.

Net Realized and Unrealized Gains and Losses on Derivative Instruments

Net realized and unrealized gains on derivatives of $5.2 million in the year ended December 31, 2012 resulted from our investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments. For a further discussion, see Item 1, Note 14, “Derivative Instruments,” to the Consolidated Financial Statements included herein.

Other Revenues and Expenses

The following table sets forth our other revenues and expenses for the years ended December 31, 2012, 2011 and 2010:

(U.S. dollars in thousands)	2012	2011	2010	Percentage Change
				2012 to 2011	2011 to 2010
Net income (loss) from operating affiliates (1)	$55,810	$76,786	$121,372	(27.3)%	(36.7)%
Exchange gains (losses)	(10,546)	40,640	10,161	NM *	NM *
Corporate operating expenses	(204,500)	(160,596)	(92,544)	27.3%	73.5%
Interest expense (2)	(105,766)	(154,084)	(159,118)	(31.4)%	(3.2)%
Impairment of goodwill	–	(429,020)	–	NM *	NM *
Loss on settlement of guarantee	–	–	(23,500)	NM *	NM *
Income tax expense	(34,028)	(59,707)	(162,737)	(43.0)%	(63.3)%

(1)	We generally record the income related to certain operating affiliates on a three-month lag based upon the availability of the information provided by the investees.

(2)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

*	NM – Not meaningful

Net Income (Loss) from Operating Affiliates

The following table sets forth the net income (loss) from operating affiliates for the years ended December 31, 2012, 2011 and 2010:

(U.S. dollars in thousands)	2012	2011	2010	Percentage Change
				2012 to 2011	2011 to 2010
Net income (loss) from financial operating affiliates	$–	$(1,018)	$53,031	(100.0)%	(101.9)%
Net income (loss) from investment manager affiliates	28,777	56,913	40,180	(49.4)%	41.6%
Net income (loss) from strategic operating affiliates	27,033	20,891	28,161	29.4%	(25.8)%

Total	$55,810	$76,786	$121,372	(27.3)%	(36.7)%

Net Income (Loss) from Financial Operating Affiliates

The financial operating affiliate loss in 2011 is wholly attributable to a write down in the value of one investment following a restructuring.

Net Income from Investment Manager Affiliates

2012 vs. 2011: 2012 net income from investment manager affiliates was solid, but was significantly lower than 2011 results. The significant decrease in 2012 compared to 2011 results was due to the positive impact of the sale of our ownership stake in Finisterre in 2011 and especially strong performance by the investment manager affiliates (including Finisterre prior to the closing of the sale transaction). There were no sales of any stakes in 2012, and performance was solid but not especially strong during the period.

2011 vs. 2010: The substantial increase in 2011 as compared to 2010 reflected the positive impact of the sale of our ownership stake in Finisterre, strong results from certain investment manager affiliates in 2011 and, the achievement of results that surpassed certain performance fee hurdles by various funds under management in the second quarter of 2011, compared to solid broad-based results in 2010.

Net Income from Strategic Operating Affiliates

2012 vs. 2011: The net income from strategic operating affiliates was generally in line with 2011. The year on year increase of 29.4% was primarily due to losses from an insurance affiliate catastrophe bond fund in 2011.

2011 vs. 2010: The decrease of 25.8% was due to losses from an insurance affiliate catastrophe bond fund in 2011 combined with higher income in 2010 from our Brazilian joint venture ITAÚ XL Seguros Corporativos S.A. (“ITAU”), which was sold during the second quarter of 2010.

Foreign Exchange Gains (Losses)

The foreign exchange losses in 2012 were a result of an overall weakening of the value of the U.S. dollar against the Company’s major currency exposures, which include the U.K. sterling, the Euro and the Swiss franc. In 2011, foreign exchange gains were produced as a result of a stronger U.S. dollar against the U.K. sterling, the Brazilian real and the Swiss franc, which more than offset losses that were driven by a stronger Australian dollar. In 2010, foreign exchange gains were marginal as a result of a limited overall movement in the value of the U.S. dollar.

Corporate Expenses

2012 vs. 2011: The increase of 27.3% was a result of performance-based compensation costs and certain strategic corporate initiatives taking place in 2012.

2011 vs. 2010: The increase of 73.5% was primarily as a result of certain strategic corporate initiatives taking place in 2011.

Interest Expense

Interest expense includes costs related to the Company’s debt and collateral facilities and does not include deposit liability accretion which is included in Net investment results – structured products.

2012 vs. 2011: The decrease of 31.4% was a result of the overall reduction in our debt following the repayment at maturity on January 15, 2012 of $600 million 6.5% XLCFE Notes and the purchase and retirement of the $575 million 8.25% Senior Notes in August 2011, partially offset by the issuance of $400 million 5.75% Senior Notes in September 2011.

2011 vs. 2010: The decrease of 3.2% was primarily as a result of the overall reduction in the Company’s debt following the purchase and retirement of the $500 million 8.25% Senior Notes in August 2011 and the sale of $400 million 5.75% Senior Notes in September 2011.

For further information about these debt financing transactions see Item 8, Note 13, “Notes Payable and Debt Financing Arrangements,” to the Consolidated Financial Statements included herein.

Impairment of Goodwill

2012 vs. 2011: There were no goodwill impairments recorded during 2012. In 2011, a non-cash goodwill impairment charge of $429.0 million was recorded representing a write-off of all goodwill associated with the Insurance segment. For further information, see Item 8, Note 8 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets,” and see further discussion under “Critical Accounting Policies and Estimates.”

Loss on Settlement of Guarantee

2010: As part of the continued management of certain legacy financial businesses, which were put into runoff in 2008, in the second quarter of 2010, management was successful in commuting our exposure to EIB. For further information on the loss on settlement of this guarantee, see Item 8, Note 17(h) to the Consolidated Financial Statements, “Financial and Other Guarantee Exposures.”

Income Tax Expense

2012 vs. 2011: The tax charge of $34.0 million recognized in 2012 was lower than 2011 mainly as a result of the recognition in 2012 of a tax benefit of $24.5m arising on the release of valuation allowances held against capital loss carry-forwards that were utilized to offset 2012 realized gains and other discrete tax benefit items in 2012 which totaled $19.8 million. The 2011 tax charge was impacted by a number of items including the adverse global distribution of profits and losses as detailed below.

2011 vs. 2010: The tax charge of $59.7 million recognized in 2011 was lower than 2010 mainly as a result of a benefit of $11.9 million arising as a result of a change in an overseas tax rule adopted in the quarter ended June 30, 2011. We incurred a tax charge in 2011 notwithstanding reporting net losses due to the distribution of operating profits across the organization and the impact of internal reinsurance. In addition, net profits were recorded in certain jurisdictions due to the distribution of prior year development. A tax benefit of $11.5 million was recognized in the fourth quarter of 2011 in respect of the non-cash goodwill impairment charge of $429.0 million.

Balance Sheet Analysis

Investments

We seek to generate book value growth and investment income from investment activities through the total returns on our investment portfolio. Our investment strategy, (see Item 1. “Business – Investments,”) strives to balance investment returns against market and credit risk. Our overall investment portfolio is structured to take into account a number of variables including liability profile, local regulatory requirements, business needs, collateral management and risk tolerance.

At December 31, 2012 and 2011, total investments, cash and cash equivalents, accrued investment income and net receivable/(payable) for investments sold/(purchased) were approximately $36.9 billion and $35.9 billion, respectively. The following table summarizes the composition of our invested assets at December 31, 2012 and 2011:

(U.S. dollars in thousands)	2012		2011
	Carrying Value (1)	Percent of Total	Carrying Value (1)	Percent of Total
Cash and cash equivalents	$2,618,378	7.1%	$3,825,125	10.7%
Net receivable/ (payable) for investments sold/ (purchased)	(86,110)	(0.2)%	1,233	0.0%
Accrued investment income	342,778	0.9%	331,758	0.9%
Short-term investments	322,703	0.9%	359,063	1.0%
Fixed maturities – AFS:
U.S. Government and Government-Related/Supported (2)	2,034,617	5.5%	1,990,983	5.5%
Corporate – Financials (3) (4) (5)	3,240,399	8.8%	3,038,398	8.5%
Corporate – Non Financials (4)	7,241,601	19.6%	7,070,224	19.7%
RMBS – Agency	5,255,493	14.3%	5,379,406	15.0%
RMBS – Non-Agency	647,733	1.8%	641,815	1.8%
CMBS	1,077,251	2.9%	974,835	2.8%
CDO	709,816	1.9%	658,602	1.8%
Other asset-backed securities (5)	1,470,711	4.0%	1,340,249	3.7%
U.S. States and political subdivisions of the States	1,911,017	5.2%	1,797,378	5.0%
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/ Supported (2)	4,258,282	11.6%	3,298,135	9.2%

Total fixed maturities – AFS	$27,846,920	75.6%	$26,190,025	73.0%
Fixed maturities – HTM:
U.S. Government and Government-Related/Supported (2)	10,788	0.0%	10,399	0.0%
Corporate – Financials (3) (4) (5)	266,565	0.7%	305,122	0.9%
Corporate – Non Financials (4)	1,158,755	3.1%	985,087	2.7%
RMBS – Non-Agency	83,205	0.2%	80,955	0.2%
CMBS	12,751	0.0%	–	0.0%
Other asset-backed securities (5)	222,340	0.6%	288,741	0.8%
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (2)	1,060,043	2.9%	998,674	2.8%

Total fixed maturities – HTM	$2,814,447	7.5%	$2,668,978	7.4%
Equity securities (6)	649,359	1.8%	468,197	1.3%
Investments in affiliates	1,126,875	3.1%	1,052,729	2.9%
Other investments	1,219,879	3.3%	985,262	2.8%

Total investments and cash and cash equivalents	$36,855,229	100.0%	$35,882,370	100.0%

(1)	Carrying values represents the fair value for AFS fixed maturities and amortized cost for HTM securities.

(2)

U.S. Government and Government-Related/Supported and Non U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported include government-related securities with an amortized cost of $1,912.7 million and $1,878.3 million and fair value of $1,988.5 million and $1,915.6 million at December 31, 2012 and 2011, respectively, and U.S. Agencies with an amortized cost of $404.3 million and $494.0 million and fair value of $446.7 million and $541.2 million at December 31, 2012 and 2011, respectively.

(3)

Included in Corporate – Financials are gross unrealized losses of $23.7 million and $108.8 million on Tier One and Upper Tier Two securities of financial institutions (“Hybrids”) with fair values of $308.5 million and $386.1 million at December 31, 2012 and 2011, respectively, as well as gross unrealized losses of $11.8 million and $70.1 million on subordinated debt (including lower Tier Two securities) with fair values of $649.4 million and $701.3 million at December 31, 2012 and 2011, respectively.

(4)

Included within Corporate are certain floating rate medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes have a fair value of $194.3 million and $266.0 million and an amortized cost of $194.8 million and $297.7 million at December 31, 2012 and 2011, respectively. These securities have been allocated ratings based on the average credit rating of the underlying asset pools backing the notes. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(5)

At December 31, 2012, Covered Bonds within Fixed maturities – AFS with a carrying value of $647.1 million and Covered Bonds within Fixed maturities – HTM with a carrying value of $8.6 million have been included within Other asset-backed securities to align our classification to market indices. Covered Bonds were included in Corporate prior to January 1, 2012. At December 31, 2011, Covered Bonds within Fixed maturities – AFS with a carrying value of $353.9 million and Covered Bonds within Fixed maturities – HTM with a carrying value of $7.7 million were reclassified from Corporate to Other asset-backed securities to conform to the current period presentation.

(6)	Included within Equity securities are investments in fixed income funds of $101.9 million and $91.6 million at December 31, 2012 and 2011, respectively.

We review our corporate debt investments on a regular basis to consider their concentration, credit quality and compliance with established guidelines. At both December 31, 2012 and 2011, the average credit quality of our total fixed income portfolio (including fixed maturities, short-term investments, cash and cash equivalents and net receivable/(payable) for investment sold/(purchased)) was “Aa2/AA”. Included in the table below are the credit ratings of the fixed income portfolio excluding operating cash at December 31, 2012 and 2011:

(U.S. dollars in millions) Investments by Credit Rating (1)(2)	December 31, 2012		December 31, 2011
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AAA	$15,631	47.0%	$16,276	51.1%
AA	5,954	17.8%	5,266	16.6%
A	7,436	22.3%	7,098	22.3%
BBB	3,317	10.0%	2,418	7.6%
BB and below	934	2.8%	718	2.3%
Not rated	19	0.1%	39	0.1%

Total	$33,291	100.0%	$31,815	100.0%

(1)

At December 31, 2012 and 2011, $194.3 million and $266.0 million or 0.6% and 0.8% of the fixed income portfolio, respectively, represents medium term notes rated at the average credit rating of the underlying asset pools backing the notes.

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

Gross and Net Unrealized Gains and Losses on Investments

We had gross unrealized losses totaling $282.8 million on 1,223 securities out of a total of 7,331 AFS securities held at December 31, 2012 and $2.7 million on 5 securities out of a total of 206 HTM securities, which we consider to be temporarily impaired or with respect to which reflects non-credit losses on OTTI. Individual security positions comprising this balance have been evaluated by management, in conjunction with our investment managers, to determine the severity of these impairments and whether they should be considered other-than-temporary.

Gross unrealized losses can be attributed to the following significant drivers:

•

gross unrealized losses of $87.2 million related to the P&C portfolio of Core CDO holdings (defined by us as investments in non-subprime CDOs), which consisted primarily of collateralized loan obligations (“CLOs”) and had a fair value of $709.8 million at December 31, 2012.

•

gross unrealized losses of $76.9 million related to the P&C portfolio of Non-Agency RMBS holdings (which consists of our holdings of sub-prime Non-Agency RMBS, second liens, ABS CDOs with sub-prime collateral, Alt-A and Prime RMBS), which had a fair value of $741.4 million at December 31, 2012. We incurred realized losses, consisting of charges for OTTI and realized losses from sales, of approximately $1.4 billion since the beginning of 2007 through December 31, 2012 on these asset classes.

•

gross unrealized losses of $55.3 million related to our Life operations investment portfolio, which had a fair value of $6.9 billion at December 31, 2012. Of these gross unrealized losses, $22.6 million related to $1.2 billion of exposures to corporate financial institutions, including $266.7 million related to Tier One and Upper Tier Two securities.

At December 31, 2012, this portfolio had an average interest rate duration of 8.8 years, primarily denominated in U.K. sterling and Euros. As a result of the long duration, significant gross losses have arisen as the fair values of these securities are more sensitive to prevailing government interest rates and credit spreads. This portfolio is generally matched to corresponding long duration liabilities. A hypothetical parallel increase in interest rates and credit spreads of 50 and 25 basis points, respectively, would increase the unrealized losses related to this portfolio at December 31, 2012 by approximately $307.9 million and $119.4 million, respectively, on both the AFS and HTM holdings in the Life operations investment portfolio.

Given the long-term nature of the Life operations investment portfolio, the level of credit spreads on financial institutions at December 31, 2012 relative to historical averages within the U.K. and Euro-zone and our liquidity needs at December 31, 2012, we believe that these assets will continue to be held until such time as they mature, or credit spreads on financial institutions revert to levels more consistent with historical averages.

•

gross unrealized losses of $51.3 million related to the corporate holdings within our non-Life fixed income portfolios, which had a fair value of $8.2 billion at December 31, 2012. Of the gross unrealized losses, $21.6 million relate to financial institutions. In addition, $5.2 million relate to medium term notes primarily supported by pools of European investment grade credit with varying degrees of leverage. These had a fair value of $194.3 million at December 31, 2012. Management believes that expected cash flows from these bonds over the expected holding period will be sufficient to support the remaining reported amortized cost.

The following shows the security type and length of time that AFS securities were in a continual gross unrealized loss position at December 31, 2012:

Security Type and Length of Time in a Continual Unrealized Loss Position (U.S. dollars in thousands)	December 31, 2012
	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Fixed Maturities and Short-Term Investments
Less than 6 months	$(15,663)	$1,843,335
At least 6 months but less than 12 months	(6,761)	163,750
At least 12 months but less than 2 years	(19,862)	193,930
2 years and over	(240,464)	1,839,561

Total	$(282,750)	$4,040,576

Equities
Less than 6 months	$(62)	$615
At least 6 months but less than 12 months	–	–

Total	$(62)	$615

The following is the maturity profile of the AFS fixed income securities that were in a continual gross unrealized loss position at December 31, 2012:

Maturity profile in years of AFS fixed income securities in a gross unrealized loss position (U.S. dollars in thousands)	December 31, 2012
	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Less than 1 year remaining	$(14,133)	$319,874
At least 1 year but less than 5 years remaining (1)	(43,621)	1,030,581
At least 5 years but less than 10 years remaining (1)	(13,823)	327,528
At least 10 years but less than 20 years remaining (1)	(16,936)	199,971
At least 20 years or more remaining (1)	(4,955)	101,543
RMBS – Agency	(5,535)	589,958
RMBS – Non-Agency	(76,868)	455,229
CMBS	(4,288)	116,479
CDO	(87,156)	694,594
Other asset-backed securities	(15,435)	204,819

Total	$(282,750)	$4,040,576

(1)

Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments senior to the common and preferred equities of the financial institutions, are allocated based on the call date unless such security is not called on such date, in which case it is allocated the final or longest expected maturity. Medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage are allocated on contractual maturity.

The following is the maturity profile of the HTM fixed income securities that were in a gross unrealized loss position at December 31, 2012:

Maturity profile in years of HTM fixed income securities in a gross unrealized loss position (U.S. dollars in thousands)	December 31, 2012
	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Less than 1 year remaining	$(1)	$3,692
At least 5 years but less than 10 years remaining	(31)	876
At least 10 years but less than 20 years remaining	(127)	11,321
At least 20 years or more remaining	(2,355)	22,202
Other asset-backed securities	(167)	1,239

Total	$(2,681)	$39,330

Factors considered in determining that additional OTTI charges were not warranted include management’s consideration of current and near term liquidity needs along with other available sources of liquidity, and in certain instances an evaluation of the factors and time necessary for recovery. For further information, see Item 1, Note 5, “Investments,” to the Consolidated Financial Statements included herein.

As noted in Item 8, Note 2, “Significant Accounting Policies,” to the Consolidated Financial Statements included herein, the determination of the amount of OTTI varies by investment type and is based upon management’s periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management considers a wide range of factors about the securities and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Management updates its evaluations regularly and reflects additional impairments in net income as determinations are made. Management’s determination of the amount of the impairment taken on investments is highly subjective and could adversely impact our results of operations. There can be no assurance that we have accurately assessed the level of OTTI taken and reflected in our financial statements. Furthermore, additional impairments may need to be taken in the future. Historical trends may not be indicative of future impairments.

Levels of write down or OTTI are also impacted by our assessment of the intent to sell securities that have declined in value prior to recovery. If, due to changes in circumstances, we determine to reposition or realign portions of the portfolio and we determine not to hold certain securities in an unrealized loss position to recovery, we will incur OTTI charges, which could be significant.

Gross Unrealized Gains and Losses

Management, in our assessment of whether securities in a gross unrealized loss position are temporarily impaired, considers the significance of the impairments. At December 31, 2012, we had corporate financial sector securities with gross unrealized losses of $44.5 million and we did not hold any corporate securities which had a cumulative fair value decline of greater than 50% of amortized cost.

At December 31, 2012, we had structured securities with gross unrealized losses of $76.9 million on non-Agency RMBS, $87.2 million on Core CDOs and $4.3 million on CMBS holdings. These securities included gross unrealized losses of $26.0 million, which had a fair value of $10.3 million and a cumulative fair value decline of greater than 50% of amortized cost. All of these are mortgage and asset-backed securities. We have evaluated each of these securities in conjunction with our investment manager service providers and believe it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost.

Net Unrealized Gains and Losses – Corporate Financial Sector Securities

At December 31, 2012, approximately $1.2 billion of our $3.5 billion in corporate financial sector securities was held in the portfolio supporting our Life operations investment portfolio representing 20.4% of the net unrealized gains on this asset class. The assets associated with that business are more heavily weighted towards longer term securities from financial institutions, including a significant portion of our Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments senior to the common and preferred equity of the financial institutions. Financials held in the Life operations investment portfolio accounted for $22.8 million of our net unrealized loss at December 31, 2012. At December 31, 2012, approximately 42.3% of the overall sensitivity to interest rate risk and 35.5% of the overall sensitivity to credit risk was related to the Life operations investment portfolio, despite this accounting for only 20.3% of the fixed income portfolio.

Net Unrealized Gains and Losses – Structured Securities

The following table details the current exposures to structured securities excluding Agency RMBS within our fixed income portfolio as well as the current net unrealized (loss) gain position at December 31, 2012 and December 31, 2011:

(U.S. dollars in thousands) RMBS – Non-Agency:	December 31, 2012			December 31, 2011
	Carrying Value	Percent of Fixed Income Portfolio	Net Unrealized Gain (Loss)	Carrying Value	Percent of Fixed Income Portfolio	Net Unrealized Gain (Loss)
Sub-prime first lien mortgages	$306,795	1.0%	$(35,893)	$295,498	1.0%	$(136,981)
Alt-A mortgages	136,965	0.4%	(1,267)	114,506	0.4%	(39,659)
Second lien mortgages (including sub-prime second lien mortgages)	28,661	0.1%	2,912	26,461	0.1%	(6,076)
Prime RMBS	139,974	0.5%	1,452	158,264	0.5%	(26,328)
Other assets	118,543	0.4%	2,060	128,041	0.4%	5,790

Total exposure to Non-Agency RMBS	730,938	2.4%	(30,736)	722,770	2.4%	(203,254)
CMBS	1,090,002	3.6%	66,457	974,835	3.3%	47,152
Core CDOs (1)	709,816	2.3%	(75,183)	662,949	2.3%	(185,611)
Other Structured	1,693,051	5.5%	44,228	1,635,162	5.6%	7,732

Total Non-Agency Structured Securities	$4,223,807	13.8%	$4,766	$3,995,716	13.6%	$(333,981)

(1)	We define Core CDOs as investments in non-subprime collateralized debt obligations, which primarily consisted of CLOs.

At December 31, 2012, our sub-prime, Alt-A and CDO exposures had adequate underlying asset characteristics and we believe at such date that the current amortized cost levels were at or below the discounted cash flow value of the holdings, based on an analysis of subordination levels relative to current expectations of prepayment rates, probability of default and loss severity in the event of default. Approximately $289.8 million of our Non-Agency RMBS were downgraded during the year ended December 31, 2012. However, 45.4% of our holdings in Non-Agency RMBS remained rated investment grade at December 31, 2012.

Refer to “Significant Items Affecting the Results of Operations” above for further discussion surrounding the impact of credit market movements on our investment portfolio.

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

Our primary exposure to this European sovereign debt crisis is from direct investment in fixed maturity securities issued by GIIPS national and local governments, as well as from fixed maturity securities issued by certain financial and non-financial corporate entities operating within GIIPS. During the year we actively reduced our exposures to these securities. We continue to monitor our financial exposure to this crisis, and continually assess the impact of a potential default by any of GIIPS on their respective debt issuances, including the associated impact on non-sovereign entities in these five nations in the event of such a default. In reaction to mounting pressure from financial markets, the European Union and its members implemented several key initiatives in 2012 that helped alleviate concern over Europe’s long term debt sustainability. These included 1) ongoing measures to reduce deficits and lower debt to sustainable levels, 2) pan-European emergency funding vehicles such as the European Financial Stability Fund (“EFSF”) and later the European Stability Mechanism (“ESM”) to support new bond issuance, 3) the promise of Outright Monetary Transactions from the ECB to support near-term peripheral yields, and 4) implementation of Long Term Repo Operations to provide financial institution liquidity. These events helped calm credit markets and led to a string of successful bond auctions and lower sovereign yields for the GIIPS nations, although these programs have not been finalized or implemented. Yet despite these positive developments Europe faces growing social unrest over its austerity programs and a challenging economic environment with public sector spending eclipsing private sector growth. National elections scheduled in Italy for the first quarter of the year and Germany in the third or fourth quarter of the year adds to the uncertainty and depending on the outcome could lead to changes in Europe’s approach to the sovereign debt crisis. In addition, Greece, following a 2012 restructuring continues to need monetary support and remains at risk of default, further restructuring and/or exit from the Eurozone.

We currently have no unfunded investment exposures or commitments to either sovereign or non-sovereign entities within these EU nations. We do invest in various alternative and private investment funds that from time to time may invest in securities or investments related to these five EU nations. Currently, these are not material exposures.

The following is an analysis of our AFS and HTM fixed maturity investment exposures related to GIIPS at December 31, 2012 and December 31, 2011 and the contractual maturities of these securities. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(U.S. dollars in thousands) Fixed maturities GIIPS – AFS	December 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Government and government related – National Governments	$5,350	$4,896	$6,601	$5,927
Government and government related – Local Governments	–	–	–	–
Corporate investments – Financial Institutions	372	374	6,001	4,626
Corporate investments – Non-Financial Institutions	57,032	57,720	138,834	131,890
Structured Securities (1)	7,942	9,618	22,172	19,417

Total fixed maturities GIIPS – AFS	$70,696	$72,608	$173,608	$161,860

Due less than one year	$5,392	$5,431	$13,824	$14,028
Due after 1 through 5 years	16,144	15,744	32,992	31,050
Due after 5 through 10 years	14,924	15,111	72,988	70,651
Due after 10 years	34,236	36,322	53,804	46,131

	$70,696	$72,608	$173,608	$161,860

Fixed maturities GIIPS – HTM
Government and government related – National Governments	$12,237	$10,518	$11,738	$8,739
Government and government related – Local Governments	–	–	9,360	7,649
Corporate investments – Non-Financial Institutions	59,757	60,199	72,782	65,380
Structured Securities (1)	–	–	–	–

Total fixed maturities GIIPS – HTM	$71,994	$70,717	$93,880	$81,768

Due less than one year	$–	$–	$6,264	$6,233
Due after 1 through 5 years	4,285	4,332	4,199	4,110
Due after 5 through 10 years	12,372	12,937	20,705	18,260
Due after 10 years	55,337	53,448	62,712	53,165

Total	$71,994	$70,717	$93,880	$81,768

(1)

During 2012, Covered Bonds have been included within Other asset-backed securities under Structured Securities to align our classification to market indices. Prior periods have been reclassified to conform to current period presentation.

The following table details the gross and net unrealized (loss) gain position at December 31, 2012 relating to GIIPS:

(U.S. dollars in thousands)	December 31, 2012
	Greece	Italy	Ireland	Portugal	Spain	TOTAL
Gross Unrealized (Losses) – GIIPS
Government and government related – National Governments	$–	$(2,174)	$–	$–	$–	$(2,174)
Government and government related – Local Governments	–	–	–	–	–	–
Corporate investments – Financial Institutions	–	–	–	–	–	–
Corporate investments – Non-Financial Institutions	–	(1,775)	–	–	(301)	(2,076)
Structured Securities (1)	–	–	(43)	–	–	(43)

Total gross unrealized gains (losses) relating to GIIPS	$–	$(3,949)	$(43)	$–	$(301)	$(4,293)

Net Unrealized Gains (Losses) – GIIPS
Government and government related – National Governments	$–	$(454)	$–	$–	$–	$(454)
Government and government related – Local Governments	–	–	–	–	–	–
Corporate investments – Financial Institutions	–	–	2	–	–	2
Corporate investments – Non-Financial Institutions	276	(1,019)	–	–	1,431	688
Structured Securities (1)	–	–	1,676	–	–	1,676

Total net unrealized gains (losses) relating to GIIPS	$276	$(1,473)	$1,678	$–	$1,431	$1,912

(1)

Covered Bonds have been included within Other asset-backed securities under Structured Securities to align our classification to market indices. Prior periods have been reclassified to conform to current period presentation.

In addition to the direct investment portfolio considerations discussed above, as an international (re)insurance company, European credit exposures may exist for us within unpaid losses and loss expenses recoverable and reinsurance balances receivable. For further details on these balances including the names of the our most significant reinsurance counterparties, see Item 8, Note 9, “Reinsurance,” to the Consolidated Financial Statements included herein. Other sources of potential exposure to European credit issues may exist within certain lines of insurance or reinsurance business written (including but not limited to lines such as surety, business interruption, and political risk), or within underlying investments held in securitized financial instruments or in structured transactions in which we have an interest. We consider these potential exposures as part of our ongoing enterprise risk management processes.

Fair Value Measurements of Assets and Liabilities

As described in Item 1, Note 3, “Fair Value Measurements,” to the Consolidated Financial Statements included herein, effective January 1, 2008, we adopted the authoritative guidance on fair value measurements and, accordingly, have provided required disclosures by level within the fair value hierarchy of our assets and liabilities that are carried at fair value. As defined in the hierarchy, those assets and liabilities categorized as Level 3 have valuations determined using unobservable inputs. Unobservable inputs may include the entity’s own assumptions about market participant assumptions, applied to a modeled valuation, however, this is not the case with respect to our Level 3 assets and liabilities. The vast majority of the assets and liabilities classified as Level 3 are made up of securities for which we obtained values from brokers where significant inputs were utilized in determining the value that were difficult to corroborate with observable market data, sufficient information regarding the specific inputs utilized by the broker were not obtained to support a Level 2 classification or we utilized internal valuation models.

Controls over Valuation of Financial Instruments

We perform regular reviews of the prices received from our third party valuation sources to assess whether the prices represent a reasonable estimate of the fair value. This process is completed by investment and accounting personnel who are independent of those responsible for obtaining the valuations. The approaches we take include, but are not limited to, annual reviews of the controls of the external parties responsible for sourcing valuations that are subjected to automated tolerance checks, quarterly reviews of the valuation sources and dates, comparison of executed sales prices to prior valuations, regular deep dives on a sample of securities across our major asset classes and monthly reconciliations between the valuations provided by our external parties and valuations provided by our third party investment managers at a portfolio level.

In addition, we assess the effectiveness of valuation controls performed by external parties responsible for sourcing appropriate valuations from third parties on our behalf. The approaches taken by these external parties to gain comfort include, but are not limited to, comparing valuations between external sources, completing recurring reviews of third party pricing services’ methodologies and reviewing controls of the third party service providers to support the completeness and accuracy of the prices received. Where broker quotes are the primary source of the valuations, sufficient information regarding the specific inputs utilized by the brokers is generally not available to support a Level 2 classification. We obtain the majority of broker quoted values from third party investment managers who perform independent verifications of these valuations using pricing matrices based upon information gathered by market traders. In addition, for the majority of these securities, we compare the broker quotes to independent valuations obtained from third party pricing vendors, which may also consist of broker quotes, to assess if the prices received represent a reasonable estimate of the fair value.

Valuation Methodology of Level 3 Assets and Liabilities

Refer to Item 1, Note 3, “Fair Value Measurements,” of the Consolidated Financial Statements included herein, for a description of the valuation methodology utilized to value Level 3 assets and liabilities, how the valuation methodology is validated as well as further details associated with various assets classified as Level 3. At December 31, 2012, we did not have any liabilities that were carried at fair value based on Level 3 inputs other than derivative instruments in a liability position at December 31, 2012.

Fair Value of Level 3 Assets and Liabilities

At December 31, 2012, the fair value of Level 3 assets and liabilities as a percentage of our total assets and liabilities that are carried at fair value was as follows:

(U.S. dollars in thousands)	Total Assets and Liabilities Carried at Fair Value at December 31, 2012	Fair Value of Level 3 Assets and Liabilities	Level 3 Assets and Liabilities as a Percentage of Total Assets and Liabilities Carried at Fair Value, by Class
Assets
Fixed maturities, at fair value
U.S. Government and Government Agency-Related/Supported	$2,034,617	$–	0.0%
Corporate (1)	10,482,000	30,098	0.3%
RMBS – Agency	5,255,493	32,005	0.6%
RMBS – Non-Agency	647,733	116	0.0%
CMBS	1,077,251	25,347	2.4%
CDO	709,816	701,736	98.9%
Other asset-backed securities (1)	1,470,711	18,128	1.2%
U.S. States and political subdivisions of the States	1,911,017	–	0.0%
Non-U.S. Sovereign Government, Supranational and Government-Related	4,258,282	–	0.0%

Total Fixed maturities, at fair value	$27,846,920	$807,430	2.9%
Equity securities, at fair value	649,359	–	0.0%
Short-term investments, at fair value	322,703	–	0.0%

Total investments available for sale	$28,818,982	$807,430	2.8%
Cash equivalents (2)	2,004,668	–	0.0%
Other investments (3)	907,755	115,272	12.7%
Other assets (4)	29,967	–	0.0%

Total assets carried at fair value	$31,761,372	$922,702	2.9%

Liabilities
Financial instruments sold, but not yet purchased (5)	$26,235	$–	0.0%
Other liabilities (6)	59,623	36,247	60.8%

Total liabilities carried at fair value	$85,858	$36,247	42.2%

(1)

During 2012, Covered Bonds previously included as Corporate securities are now classified as Other asset-backed securities to align our classification to market indices. At December 31, 2012, these securities had a fair value of $647.1 million.

(2)	Cash equivalents balances subject to fair value measurements include certificates of deposit and money market funds.

(3)

The Other investments balance excludes certain structured transactions including certain investments in project finance transactions and a payment obligation (for further information, see Item 8, Note 7, “Other Investments,” to the Consolidated Financial Statements included herein) that has provided liquidity financing to a structured credit vehicle as a part of a third party medium term note facility. These Other investments are carried at amortized cost that totaled $312.1 million at December 31, 2012 and $323.7 million at December 31, 2011.

(4)	Other assets include derivative instruments, reported on a gross basis.

(5)	Financial instruments sold, but not yet purchased are included within “Payable for investments purchased” on the balance sheet.

(6)	Other liabilities include derivative instruments, reported on a gross basis.

At December 31, 2012, our Level 3 assets represented approximately 2.9% of assets that are measured at fair value and less than 2% of total assets. Our Level 3 liabilities represented approximately 42.2% of liabilities that are measured at fair value and less than 1% of total liabilities at December 31, 2012.

Changes in the Fair Value of Level 3 Assets and Liabilities

See Item 1, Note 3, “Fair Value Measurements,” to the Consolidated Financial Statements included herein, for an analysis of the change in fair value of Level 3 Assets and Liabilities.

Unpaid Losses and Loss Expenses

We establish reserves to provide for estimated claims, the general expenses of administering the claims adjustment process and losses incurred but not reported. These reserves are calculated using actuarial and other reserving techniques to project the estimated ultimate net liability for losses and loss expenses. Our reserving practices and the establishment of any particular reserve reflects our judgment concerning sound financial practice and do not represent any admission of liability with respect to any claims made against us.

Unpaid losses and loss expenses totaled $20.5 billion and $20.6 billion at December 31, 2012 and 2011, respectively. The table below represents a reconciliation of our P&C unpaid losses and loss expenses for the year ended December 31, 2012:

(U.S. dollars in thousands)	Gross unpaid losses and loss expenses	Unpaid losses and loss expenses recoverable	Net unpaid losses and loss expenses
Balance at December 31, 2011	$20,613,901	$(3,629,928)	$16,983,973
Losses and loss expenses incurred	4,376,337	(610,855)	3,765,482
Losses and loss expenses paid/recovered	(4,673,997)	890,755	(3,783,242)
Foreign exchange and other	167,880	(11,674)	156,206

Balance at December 31, 2012	$20,484,121	$(3,361,702)	$17,122,419

While we regularly review the adequacy of established reserves for unpaid losses and loss expenses, no assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved. In the future, if such reserves develop adversely, such deficiency would have a negative impact on future results of operations. For further discussion, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – 1) Unpaid Loss and Loss Expenses and Unpaid Loss and Loss Expenses Recoverable,” and Item 8, Note 10, “Losses and Loss Expenses,” to the Consolidated Financial Statements included herein.

Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balances Receivable

In the normal course of business, we seek to reduce the potential amount of loss arising from claims events by reinsuring certain levels of risk assumed in various areas of exposure with other insurers or reinsurers. While reinsurance agreements are designed to limit our losses from large exposures and permit recovery of a portion of direct unpaid losses, reinsurance does not relieve our ultimate liability to the insureds. Accordingly, the losses and loss expense reserves on the balance sheet represent our total unpaid gross losses. Unpaid losses and loss expense recoverable relates to estimated reinsurance recoveries on the unpaid loss and loss expense reserves.

The table below presents our net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable as follows:

(U.S. dollars in thousands)	2012	2011
Reinsurance balances receivable	$113,023	$263,877
Reinsurance recoverable on future policy benefits	20,399	25,020
Reinsurance recoverable on unpaid losses and loss expenses	3,415,038	3,685,260
Bad debt reserve on unpaid losses and loss expenses recoverable and reinsurance balances receivable	(107,931)	(99,192)

Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$3,440,529	$3,874,965

We have credit risk should any of our reinsurers be unable or unwilling to settle amounts due. Of the $3.4 billion total unpaid losses and loss expenses recoverable and reinsurance balances receivable at December 31, 2012, one individual reinsurer accounted for greater than 15% of the total. We are the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $1.7 billion at December 31, 2012, collateralizing reinsurance recoverables with respect to certain reinsurers. The provision for uncollectible reinsurance is required principally due to the failure of reinsurers to indemnify us primarily because of disputes under reinsurance contracts and insolvencies. At December 31, 2012 and 2011, we had a reserve for potential non-recoveries from reinsurers of $108.0 million and $99.2 million, respectively.

Approximately 91% of the total unpaid loss and loss expense recoverable and reinsurance balances receivable (net of collateral held) outstanding at December 31, 2012 was due from reinsurers with a financial strength rating of “A” or better. The following is an analysis of the total recoverable and reinsurance balances receivable at December 31, 2012, by reinsurers owing 3% or more of such total:

Name of Reinsurer	Reinsurer Financial Strength Rating	% of Total
Munich Reinsurance Company	AA-/Stable	25.4%
Swiss Reinsurance Company	AA-/Stable	11.0%
Lloyd’s Syndicate	A+/Stable	8.0%
Swiss Re Europe S.A.	AA-/Stable	5.5%
Transatlantic Reinsurance Company	A+/Stable	4.0%

The following table sets forth the ratings profile of the reinsurers that support the unpaid loss and loss expense recoverable and reinsurance balances receivable:

Reinsurer Financial Strength Rating	% of Total
AAA	1.2%
AA	53.1%
A	37.1%
BBB	0.3%
BB and below	0.0%
Captives	6.1%
Not Rated	0.2%
Other	2.0%

Total	100.0%

Liquidity and Capital Resources

Liquidity is a measure of our ability to generate sufficient cash flows to meet the short and long-term cash requirements of our business operations. As a global insurance and reinsurance company, one of our principal responsibilities to clients is to ensure that we have ready access to funds with which to settle large unforeseen claims. We would generally expect that positive cash flow from operations (underwriting activities and investment income) will be sufficient to cover cash outflows under most future loss scenarios. However, there is a possibility that unforeseen demands could be placed on us due to extraordinary events and, as such, our liquidity needs may change. Such events include, among other things: several significant catastrophes occurring in a relatively short period of time resulting in material incurred losses; rating agency downgrades of our core insurance and reinsurance subsidiaries that would require posting of collateral in connection with our letter of credit and revolving credit facilities; return of unearned premiums and/or the settlement of derivative transactions and large scale uncollectible reinsurance recoverables on paid losses (as a result of coverage disputes, reinsurers’ credit problems or decreases in the value of collateral supporting reinsurance recoverables). Any one or a combination of such events may cause a liquidity strain for us. In addition, a liquidity strain could also occur in an illiquid market, such as that which was experienced in 2008. Investments that may be used to meet liquidity needs in the event of a liquidity strain may not be liquid, due to inactive markets or may have to be sold at a significant loss as a result of depressed prices. Because each subsidiary focuses on a more limited number of specific product lines than is collectively available from the consolidated group of companies, the mix of business tends to be less diverse at the subsidiary level. As a result, the probability of a liquidity strain, as described above, may be greater for individual subsidiaries than when liquidity is assessed on a consolidated basis. If such a liquidity strain were to occur in a subsidiary, XL-Ireland may be required to contribute capital to the particular subsidiary and/or curtail dividends from the subsidiary to support holding company operations, which may be difficult given that XL-Ireland is a holding company and has limited liquidity.

A downgrade below “A –” of our principal insurance and reinsurance subsidiaries by either S&P or A.M. Best, which is two notches below the current S&P financial strength rating of “A” (Positive) and the A.M. Best financial strength rating of “A” (Stable) of these subsidiaries, may trigger cancelation provisions in a significant amount of our assumed reinsurance agreements and may potentially require us to return unearned premiums to cedants. In addition, due to collateral posting requirements under our letter of credit and revolving credit facilities, such a downgrade may require the posting of cash collateral in support of certain “in use” portions of these facilities. Specifically, a downgrade below “A –” by A.M. Best would constitute an event of default under our three largest credit facilities and may trigger such collateral requirements. In certain limited instances, such downgrades may require that we return cash or assets to counterparties or to settle derivative and/or other transactions with the respective counterparties. See Item 1A, “Risk Factors,” included herein.

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

XL-Ireland’s and XL-Cayman’s future cash flows largely depend on the availability of dividends or other permissible payments from subsidiaries to make principal and interest payments on debt, to pay operating expenses and ordinary and preferred shareholder dividends, to make capital investments in subsidiaries and to pay other obligations that may arise from time to time. The ability of our subsidiaries to pay dividends to us or return capital from shareholders’ equity is limited by applicable laws and regulations of the various jurisdictions in which we operate, certain additional required regulatory approvals and by financial covenants contained in our letters of credit and revolving credit facilities. The payment of dividends to the holding companies by the Company’s principal operating subsidiaries is regulated under the laws of various jurisdictions including Bermuda, the U.K., Ireland and Switzerland, certain insurance statutes of various states in the United States in which the principal operating subsidiaries are licensed to transact business, the other jurisdictions where the Company has regulated subsidiaries and by regulations of the Society of Lloyd’s. See Item 8, Note 23, “Statutory Financial Data,” to the Consolidated Financial Statements for further discussion and details regarding the dividend capacity of our major operating subsidiaries. See also Item 1A, “Risk Factors – Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends, make payments on our debt securities and make other payments,” included herein. No assurance can be given that our subsidiaries will pay dividends in the future to XL-Ireland and XL-Cayman.

Under Irish law, share premium was required to be converted to “distributable reserves” for XL-Ireland to pay cash dividends and redeem and buyback shares following the Redomestication. On July 23, 2010, the Irish High Court approved XL-Ireland’s conversion of share premium to $5.0 billion of distributable reserves, subject to the completion of certain formalities under Irish Company law. These formalities were completed in early August 2010. At December 31, 2012, XL-Ireland had $3.6 billion in distributable reserves.

At December 31, 2012, XL-Ireland and XL-Cayman held cash and investments, net of liabilities associated with cash sweeping arrangements, of $11.0 million and $1.4 billion, respectively, compared to $1.6 million and $2.0 billion, respectively, at December 31, 2011.

All of our outstanding debt at December 31, 2012 was issued by XL-Cayman. At December 31, 2011, all outstanding debt was issued by XL-Cayman except for the $600 million par value 6.5% Guaranteed Senior Notes (the “XLCFE Notes”) which were issued by XL Capital Finance (Europe) plc (“XLCFE”) and were repaid at maturity on January 15, 2012. Both XL-Cayman and XLCFE are 100% owned subsidiaries of XL-Ireland. The XLCFE Notes were fully and unconditionally guaranteed by XL Company Switzerland GmbH. XL-Cayman’s outstanding debt is fully and unconditionally guaranteed by XL-Ireland. The ability of XL- Cayman, like that of the Company’s, to obtain funds from its subsidiaries to satisfy any of its obligations under guarantees is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which we operate, including, among others, Bermuda, the United States, Ireland, Switzerland and the U.K. For details of the required statutory capital and surplus for our principal operating subsidiaries, see Note 23, “Statutory Financial Data.”

See also the Consolidated Statements of Cash Flows in Item 8, Financial Statements included herein.

Sources of Liquidity

At December 31, 2012, on a consolidated basis we had cash and cash equivalents of approximately $2.6 billion as compared to approximately $3.8 billion at December 31, 2011. The reduction was primarily due to the accumulation of cash in 2011 to fund the repayment of the XLCFE Notes in January 2012. We have three main sources of cash flows – those provided by operations, investing activities and financing activities:

Total cash provided by (used in): (U.S. dollars in thousands)	2012	2011	2010
Operating activities	$1,056,106	$327,202	$594,756
Investing activities	(942,593)	832,103	261,481
Financing activities	(1,344,753)	(358,716)	(1,473,343)
Effects of exchange rate changes on foreign currency cash	24,493	1,668	(3,723)

Operating Cash Flows

Historically, cash receipts from operations, consisting of premiums and investment income, generally have provided sufficient funds to pay losses as well as operating expenses of our subsidiaries and to fund dividends to XL-Ireland. Cash receipts from operations are generally derived from the receipt of investment income on our investment portfolio as well as the net receipt of premiums less claims and expenses related to our underwriting activities in our P&C and Life operations. Our operating subsidiaries provide liquidity in that premiums are generally received months or even years before losses are paid under the policies related to such premiums. Premiums and acquisition expenses are settled based on terms of trade as stipulated by an underwriting contract, and generally are received within the first year of inception of a policy when the premium is written, but can be up to three years on certain reinsurance business assumed. Operating expenses are generally paid within a year of being incurred. Claims, especially for casualty business, may take a much longer time before they are reported and ultimately settled, requiring the establishment of reserves for unpaid losses and loss expenses. Therefore, the amount of claims paid in any one year is not necessarily related to the amount of net losses incurred, as reported in the consolidated statement of income.

During the year ended December 31, 2012, net cash flows provided by operating activities were $1.1 billion compared to net cash flows provided by operating activities of $327.2 million for the same period in 2011. The operating cash increase was primarily due to the increase in net income in the year ended December 31, 2012 compared to the same period in 2011.

Investing Cash Flows

Generally, positive cash flow from operations and financing activities is invested in our investment portfolio, including affiliates or the acquisition of subsidiaries.

Net cash used in investing activities was $942.6 million in the year ended December 31, 2012 compared to net cash provided of $832.1 million for the same period in 2011. These cash flows were associated with the normal purchase and sale of portfolio investments.

Certain of our invested assets are held in trust and pledged in support of insurance and reinsurance liabilities as well as credit facilities. Such pledges are largely required by our operating subsidiaries that are “non-admitted” under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. Also, certain deposit liabilities and annuity contracts require the use of pledged assets. As further described in Item 1, Note 5, “Investments – Pledged Assets,” to the Consolidated Financial Statements included herein, certain assets of the investment portfolio are pledged as collateral under our letter of credit facilities. At December 31, 2012 and December 31, 2011, we had $16.9 billion and $17.2 billion in pledged assets, respectively.

Financing Cash Flows

Cash flows related to financing activities include ordinary and preferred share related transactions, the payment of dividends, the issue or repayment of preference ordinary shares and deposit liability transactions. During the year ended December 31, 2012, net cash flows used in financing activities were

$1.3 billion. Net cash outflows related primarily to the buybacks of XL-Ireland’s ordinary shares and repayment of debt as described below.

On February 27, 2012, we announced that the XL-Ireland Board of Directors approved the February 2012 Program, authorizing the purchase of up to $750 million of our ordinary shares. This authorization replaced the approximately $190 million remaining under the share buyback program that was authorized in November 2010 as described in further detail in Item 8, Note 18, “Share Capital,” to the Consolidated Financial Statements herein. During 2012, we purchased and canceled 18.3 million ordinary shares under the February 2012 Program for $401.6 million. At December 31, 2012, $348.4 million remained available for purchase under this program. Between January 1 and February 22, 2013 we purchased and canceled an additional 3.8 million shares for $98.4 million. All share buybacks were carried out by way of redemption in accordance with Irish law and XL-Ireland’s constitutional documents. All shares so redeemed were canceled upon redemption. On February 22, 2013, we announced that the XL-Ireland Board of Directors approved a new share buyback program, authorizing the purchase of up to $850 million of our ordinary shares. This replaced the approximately $250 million remaining under the February 2012 Program.

On January 15, 2012, the $600 million principal amount outstanding on the XLCFE Notes, which were issued by XLCFE, was repaid at maturity. For further detail, see Item 1, Note 13, “Notes Payable and Debt Financing Arrangements,” to the Consolidated Financial Statements included herein.

In addition, we maintain credit facilities that provide liquidity. Details of these facilities are described below in “Capital Resources.”

Capital Resources

At December 31, 2012 and December 31, 2011, we had total shareholders’ equity of $11.9 billion and $10.8 billion, respectively. In addition to ordinary share capital, we depend on external sources of financing to support its underwriting activities in the form of:

a. debt;

b. preference shares;

c. letter of credit facilities and other sources of collateral; and

d. revolving credit facilities.

In particular, we require, among other things:

•

sufficient capital to maintain its financial strength and credit ratings, as issued by several ratings agencies, at levels considered necessary by management to enable our key operating subsidiaries to compete;

•	sufficient capital to enable its regulated subsidiaries to meet the regulatory capital levels required in the United States, the U.K., Bermuda, Ireland, Switzerland and other key markets;

•

letters of credit and other forms of collateral that are required to be posted or deposited, as the case may be, by our operating subsidiaries that are “non-admitted” under U.S. state insurance regulations in order for the U.S. cedant to receive statutory credit for reinsurance. We also uses letters of credit to support its operations at Lloyd’s; and

•	revolving credit to meet short-term liquidity needs.

The following risks are associated with our requirement to renew its credit facilities:

•	the credit available from banks may be reduced resulting in our need to pledge its investment portfolio to customers. This could result in a lower investment yield;

•	we may be downgraded by one or more rating agencies, which could materially and negatively impact our business, financial condition, results of operations and/or liquidity; and

•

the volume of business that our subsidiaries that are not admitted in the United States are able to transact could be reduced if we are unable to renew its letter of credit facilities at an appropriate amount.

Consolidation within the banking industry may result in the aggregate amount of credit provided to us being reduced. We attempt to mitigate this risk by identifying and/or selecting additional banks that can participate in the credit facilities upon renewal. See Item 1A, “Risk Factors.”

The following table summarizes the components of our current capital resources as follows:

(U.S. dollars in thousands)	2012	2011
Series D preference ordinary shares	$345,000	$345,000
Series E preference ordinary shares	999,500	999,500
Ordinary share capital	10,510,072	9,411,658

Total ordinary and non-controlling interests capital	$11,854,572	$10,756,158
Notes payable and debt	1,666,103	2,264,618

Total capital	$13,520,675	$13,020,776

Ordinary Share Capital

The following table reconciles the opening and closing ordinary share capital positions as follows:

(U.S. dollars in thousands)	December 31, 2012	December 31, 2011
Ordinary shareholders’ equity – beginning of period	$9,411,658	$9,597,473
Net income (loss) attributable to XL Group plc	651,134	(474,760)
Share buybacks	(402,930)	(667,022)
Share issues	6,946	573,015
Ordinary share dividends	(135,572)	(138,978)
Change in accumulated other comprehensive income	936,947	482,269
Share based compensation and other	41,889	39,661

Ordinary shareholders’ equity – end of period	$10,510,072	$9,411,658

Debt

The following tables present our debt under outstanding securities and lenders’ commitments at December 31, 2012:

(U.S. dollars in thousands)	Commitment/ Debt	In Use/ Outstanding	Year of Expiry	Payments Due by Period
				Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
4-year revolver	$1,000,000	$–	2015	$–	$–	$–	$–
5.25% Senior Notes	600,000	598,424	2014	–	600,000	–	–
5.75% Senior Notes	400,000	396,230	2021	–	–	–	400,000
6.375% Senior Notes	350,000	348,701	2024	–	–	–	350,000
6.25% Senior Notes	325,000	322,748	2027	–	–	–	325,000

	$2,675,000	$1,666,103		$–	$600,000	$–	$1,075,000

Adjustment to carrying value – impact of fair value hedges		$6,675

Total		$1,672,778

“In Use/Outstanding” data represent December 31, 2012 accreted values. “Payments Due by Period” data represents ultimate redemption values.

In addition, see Item 1, Note 13, “Notes Payable and Debt and Financing Arrangements,” to the Consolidated Financial Statements included herein for further information.

At December 31, 2012, banks and investors provided us with $2.7 billion of debt capacity, of which $1.7 billion was utilized. These facilities consist of:

•	a revolving credit facility of $1.0 billion.

•

senior unsecured notes of approximately $1.7 billion. These notes require XL-Cayman to pay a fixed rate of interest during their terms. At December 31, 2012, there were four outstanding issues of senior unsecured notes:

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

Preferred Shares and Non-controlling Interest in Equity of Consolidated Subsidiaries

Neither the Redeemable Series C preference ordinary shares nor the Series E preference ordinary shares were transferred from XL-Cayman to XL-Ireland in the Redomestication. Accordingly, subsequent to July 1, 2010, these instruments represent non-controlling interests in our consolidated financial statements and have been reclassified to non-controlling interest in equity of consolidated subsidiaries. See Item 8, Note 1, “General,” to the Consolidated Financial Statements included herein for further information. During the third quarter of 2011, all Redeemable Series C preference ordinary shares were purchased and canceled. At December 31, 2012, the face value of the outstanding Series E preference ordinary shares was $999.5 million.

On October 15, 2011, XL-Cayman issued 350,000 non-cumulative Series D Preference Ordinary Shares for $350 million of cash and liquid investments that were held in a trust account that was part of the Stoneheath facility. Holders of the Stoneheath securities received one Series D Preference Ordinary Share in exchange for each Stoneheath security.

On December 5, 2011, we repurchased 5,000 of the outstanding Series D Preference Ordinary Shares with a liquidation preference value of $5.0 million for $3.7 million, including accrued dividends. As a result of these repurchases, we recorded a gain of approximately $1.3 million through Non-controlling interests in the Consolidated Statement of Income in the fourth quarter of 2011. At both December 31, 2012 and December 31, 2011, the face value of the outstanding Series D Preference Ordinary Shares was $345.0 million.

Letter of Credit Facilities and other sources of collateral

At December 31, 2012, we had five letter of credit (“LOC”) facilities in place with total availability of $4.0 billion, of which $1.8 billion was utilized.

(U.S. dollars in thousands)	Commitment/ Debt	In Use/ Outstanding	Year of Expiry	Amount of Commitment Expiration by Period
				Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
LOC Facility (1)	$1,000,000	$832,576	$2014	$–	$832,576	$–	$–
LOC Facility (2) (3)	1,350,000	116,664	2015	–	–	116,664	–
LOC Facility (3)	650,000	380,312	2015	–	–	380,312	–
LOC Facility	750,000	303,458	Continuous	–	–	–	303,458
LOC Facility	250,000	124,240	Continuous	–	–	–	124,240

Five LOC facilities	$4,000,000	$1,757,250		$–	$832,576	$496,976	$427,698

(1)	We have the option to increase the size of the March 2011 Credit Agreement by an additional $500 million.

(2)	This letter of credit facility includes $1.0 billion that is also included in the “4-year revolver” listed under Debt.

(3)	We have the option to increase the size of the facilities under the December 2011 Credit Agreements by an additional $500 million across both such facilities.

In 2011, we (i) entered into three new credit agreements, which provided for an aggregate amount of outstanding letters of credit and revolving credit loans up to $3 billion, subject to certain options to increase the size of the facilities, and (ii) terminated the five-year credit agreement dated June 21, 2007 (the “2007 Credit Agreement”), which had provided for an aggregate amount of outstanding letters of credit and revolving credit loans up to $4 billion.

On March 25, 2011, we entered into a secured credit agreement (the “March 2011 Credit Agreement”) that currently provides for the issuance of letters of credit in an aggregate amount of up to $1 billion with the option to increase the size of the facility by an additional $500 million. Concurrent with the effectiveness of the March 2011 Credit Agreement, the commitments of the lenders under the 2007 Credit Agreement were reduced from $4 billion to $3 billion. The commitments under the March 2011 Credit Agreement will expire on, and the credit facility is available on a continuous basis until, the earlier of (i) March 25, 2014 and (ii) the date of termination in whole of the commitments upon an optional termination or reduction of the commitments by the account parties or upon an event of default.

On December 9, 2011, we entered into (i) a new secured credit agreement (the “December 2011 Secured Credit Agreement”) and (ii) a new unsecured credit agreement (the “December 2011 Unsecured Credit Agreement” and together with the December 2011 Secured Credit Agreement, the “December 2011 Credit Agreements”). In connection with the December 2011 Credit Agreements, the 2007 Credit Agreement was terminated. The March 2011 Credit Agreement continues in force, but was amended to conform certain of its terms to those of the December 2011 Secured Credit Agreement.

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

The December 2011 Secured Credit Agreement provides for the issuance of letters of credit in an aggregate amount of up to $650 million. The December 2011 Unsecured Credit Agreement is a $1.35 billion facility that provides for the issuance of letters of credit and revolving credit loans in an aggregate amount up to $1 billion. We have the option to increase the maximum amount of letters of credit available by an additional $500 million across the facilities under the December 2011 Credit Agreements.

The commitments under each December 2011 Credit Agreement expire on, and such credit facilities are available until, the earlier of (i) December 9, 2015 and (ii) the date of termination in whole of the commitments upon an optional termination or reduction of the commitments by the account parties or upon an event of default.

The availability of letters of credit under the December 2011 Secured Credit Agreement and the March 2011 Credit Agreements is subject to a borrowing base requirement, determined on the basis of specified percentages of the face value of eligible categories of assets varying by type of collateral. In the event that such credit support is insufficient, we could be required to provide alternative security to cedants. This could take the form of insurance trusts supported by our investment portfolio or funds withheld (amounts retained by ceding companies to collateralize loss or premium reserves) using our cash resources or combinations thereof. The face amount of letters of credit required is driven by, among other things, loss development of existing reserves, the payment pattern of such reserves, the expansion of our business written by us and the loss experience of such business. In addition to letters of credit, we have established insurance trusts in the United States that provide cedants with statutory credit for reinsurance under state insurance regulation in the United States. For a discussion of collateral requirements for our Life operations, see Item 1, “Business – Segments – Life Operations Segment – Life Operations – Collateral Requirements.”

We review current and projected collateral requirements on a regular basis, as well as new sources of collateral. Our objective is to maintain an excess amount of collateral sources over expected uses. We also review our liquidity needs on a regular basis.

In October 2011, the $75,000 letter of credit facility that was supporting one of our subsidiaries was terminated.

Covenants

Our Credit Facilities contain a number of financial covenants that must be met and maintained and that, among other things, could restrict, subject to certain exceptions, our financial flexibility including the ability to:

•	engage in mergers or consolidations;

•	dispose of assets outside of the ordinary course of business;

•	create liens on assets; and

•	engage in certain transactions with affiliates.

The following outlines the covenant requirements and actual amounts as of December 31, 2012:

	Covenant Requirement	Actual Ratio or Balance	Margin of Compliance at December 31, 2012
Ratio of Total Funded Debt to Total Capitalization (1)	Less than 0.35:100	0.14 : 1.00	$2.6 billion
Maximum Secured Indebtedness (2)	Less than 15% of consolidated net worth	Nil	$1.6 billion
Consolidated Net Worth (3)	$6.8 billion	$10.4 billion	$3.6 billion
Financial Strength Ratings (4)	A– or better from A.M. Best	A (Stable)	Two notches

(1)	The ratio of total funded debt to total capitalization not to be greater than 0.35:1.00. This ratio is defined as total funded debt to the sum of total funded debt plus consolidated net worth.

(2)

Secured indebtedness excludes secured letter of credit facilities as permitted under the schedules to the credit facilities. At December 31, 2012, such secured letter of credit facilities amounted to $1.64 billion.

(3)

Consolidated net worth means, at any time, our consolidated stockholders’ equity excluding (a) the effect of any adjustments required under the authoritative accounting guidance for accounting for certain investments in debt and equity securities; and (b) any exempt indebtedness (and the assets relating thereto) in the event such exempt indebtedness is consolidated on our consolidated balance sheet.

(4)

Covenants require that none of XL Insurance (Bermuda) Ltd, XL Re Ltd or XL Re Europe Ltd has a financial strength ratings of less than “A –” from A.M. Best. At December 31, 2012, we were in compliance with such covenants.

As noted in the table above, at December 31, 2012, we were in compliance with all covenants by significant margins, and we currently remain in compliance.

Cross-Default And Other Provisions In Debt Instruments

The following describes certain terms of the documents referred to below. All documents referred to below have been filed with the SEC and should be referred to for an assessment of our complete contractual obligations.

In general, all of our bank facilities, indentures and other documents relating to our outstanding indebtedness, including the credit facilities discussed above (collectively, the “Debt Documents”), contain cross acceleration or cross default provisions to each other and the Debt Documents contain affirmative covenants. These covenants provide for, among other things, minimum required ratings of our insurance and reinsurance operating subsidiaries and minimum required levels of secured indebtedness in the future. In addition, generally each of the Debt Documents provide for an event of default in the event of a change of control of the Company or certain events involving bankruptcy, insolvency or reorganization of the Company.

A downgrade below “A –” of our principal insurance and reinsurance subsidiaries by either S&P or A.M. Best, which is two notches below the current S&P financial strength rating of “A” (Positive) and the A.M. Best financial strength rating of “A” (Stable) of these subsidiaries, may trigger cancelation provisions in a significant amount of our assumed reinsurance agreements and may potentially require us to return unearned premiums to cedants. In addition, due to collateral posting requirements under our letter of credit and revolving credit facilities, such a downgrade may require the posting of cash collateral in support of certain “in use” portions of these facilities (see “Liquidity and Capital Resources”). In certain limited instances, such downgrades may require us to return cash or assets to counterparties or to settle derivative and/or other transactions with the respective counterparties. See Item 1A, “Risk Factors – A downgrade or potential downgrade in our financial strength and credit ratings by one or more rating agencies could materially and negatively impact our business, financial condition, results of operations and/or liquidity.”

Under the March 2011 Credit Agreement and December 2011 Credit Agreements, in the event that XL Insurance (Bermuda) Ltd, XL Re Ltd or XL Re Europe Ltd fail to maintain a financial strength rating of at least “A –” from A.M. Best, an event of default would occur.

Given that all of the Debt Documents contain cross acceleration or cross default provisions, this may result in all holders declaring such debt due and payable and an acceleration of all debt due under those documents. If this were to occur, we may not have funds sufficient at that time to repay any or all of such indebtedness.

Long-Term Contractual Obligations

The following table presents our long term contractual obligations and related payments at December 31, 2012, due by period. This table excludes further commitments of $142.1 million related to our investment funds and certain limited partnerships, and in use letter of credit facilities of $1.8 billion. See Item 8, Note 14, “Derivative Instruments,” Note 17, “Commitments and Contingencies,” and Note 13, “Notes Payable and Debt and Financing Arrangements,” to the Consolidated Financial Statements included herein, for further information.

Contractual Obligations (U.S. dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt obligations	$1,675,000	$–	$600,000	$–	$1,075,000
Interest on long-term debt	844,617	98,625	164,828	132,405	448,759
Operating lease obligations	264,689	38,096	66,867	51,072	108,654
Capital lease obligations	222,415	11,927	24,757	26,011	159,720
Deposit liabilities (1)	2,285,364	158,215	351,831	205,265	1,570,053
Future policy benefits (2)	7,467,945	397,080	779,978	769,565	5,521,322
Unpaid losses and loss expenses – P&C (3)	20,878,662	4,388,998	6,326,114	3,667,048	6,496,502

Total	$33,638,692	$5,092,941	$8,314,375	$4,851,366	$15,380,010

(1)

Deposit liabilities on our Consolidated Balance Sheet at December 31, 2012 were $1.5 billion. The difference from the amount included above relates to the discount on payments due in the future. The payment related to these liabilities varies primarily based on interest rates. The ultimate payments associated with these liabilities could differ from our estimate. See Item 8, Note 11, “Deposit Liabilities,” to the Consolidated Financial Statements included herein, for further information.

(2)

Future policy benefit reserves related to Life operations were $4.8 billion on our Consolidated Balance Sheet at December 31, 2012. Amounts reflected above include an allowance for future premiums in respect of contracts under which premiums are payable throughout the life of the underlying policy. The value of the discount is also included for those lines of business that have reserves where future claim payments and future premium receipts can be estimated using actuarial principles. The timing and amounts of actual claims payments and premium receipts related to these reserves vary based on the underlying experience of the portfolio. Typical elements of the experience include mortality, morbidity and persistency. The ultimate amount of the claims payments and premium receipts could differ materially from our estimated amounts.

(3)

The unpaid loss and loss expenses were $20.5 billion on our Consolidated Balance Sheet at December 31, 2012. The difference from the amount included above relates to the discount on payments due in the future for certain workers compensation lines and certain U.K. motor liability claims. The timing and amounts of actual claims payments related to these P&C reserves vary based on many factors including large individual losses, changes in the legal environment, as well as general market conditions. The ultimate amount of the claims payments could differ materially from our estimated amounts. For information regarding the estimates for unpaid loss and loss expenses as well as factors affecting potential payment patterns of reserves for actual and potential claims related our different lines of business, see “Critical Accounting Policies and Estimates” above. Certain lines of business written by us, such as excess casualty, have loss experience characterized as low frequency and high severity. This may result in significant variability in loss payment patterns and, therefore, may impact the related asset/liability investment management process. In order to be in a position, if necessary, to make these payments, our liquidity requirements are supported by having revolving lines of credit facilities available to us and significant reinsurance programs, in addition to our general high grade fixed income investment portfolio.

Variable Interest Entities (“VIEs”) and Other Off-Balance Sheet Arrangements

At times, we have utilized VIEs both indirectly and directly in the ordinary course of our business.

We invest in CDOs and other investment vehicles that are issued through variable interest entities as part of our investment portfolio. The activities of these VIEs are generally limited to holding the underlying collateral used to service investments therein. Our involvement in these entities is passive in nature and we are not the arranger of these entities. We have not been involved in establishing these entities. We are not the primary beneficiary of these variable interest entities as contemplated in current authoritative accounting guidance.

We have a limited number of remaining outstanding credit enhancement exposures, including written financial guarantee and credit default swap contracts. The obligations related to these transactions are often securitized through variable interest entities. We are not the primary beneficiary of these variable interest entities as contemplated in current authoritative accounting guidance. For further details on the nature of the obligations and the size of our maximum exposure see Item 8, Note 14, “Derivative Instruments,” and Note 17(h), “Commitments and Contingencies – Financial and Other Guarantee Exposures,” to the Consolidated Financial Statements included herein.

We have utilized variable interest entities in certain instances as a means of accessing contingent capital. We have utilized unconsolidated entities in the formation of contingent capital facilities.

At December 31, 2012, we did not have any contingent capital facilities. Previously we had a contingent capital facility as a result of an agreement with Stoneheath that was terminated in the fourth quarter of 2011.

We entered into this facility on December 5, 2006. We and ceding insurers entered into a securities issuance agreement, and certain of our ceding insurers entered into a reinsurance agreement, with Stoneheath. The net effect of these agreements to us was the creation of a contingent put option in the amount of $350.0 million in the aggregate. Our interests in Stoneheath represented an interest in a variable interest entity under current authoritative accounting guidance, however, we were not the primary beneficiary as contemplated in that guidance. For further details see Item 8, Note 15, “Off-Balance Sheet Arrangements,” to the Consolidated Financial Statements included herein.

The agreements provided us with a reinsurance collateral account in support of certain covered perils named in the reinsurance agreement. The covered perils include U.S. wind, European wind, California earthquake and terrorism worldwide. The contingent put option was recorded at fair value with changes in fair value recognized in earnings.

Recent Accounting Pronouncements

See Item 8, Note 2, “Significant Accounting Policies,” to the Consolidated Financial Statements included herein, for a discussion of recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

The following risk management discussion and the estimated amounts generated from the sensitivity and value-at-risk (“VaR”) analyses presented in this document are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these estimated results due to, among other things, actual developments in the global financial markets and changes in the composition of our investment portfolio. The results of analysis used by us to assess and mitigate risk should not be considered projections of future events of losses. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Statements.”

Market risk represents the potential for loss due to adverse changes in the fair value of financial and other instruments. We are principally exposed to the following market risks: interest rate risk, foreign currency exchange rate risk, credit risk, equity price risk and other related market risks.

The majority of our market risk arises from the investment portfolio, which consists of fixed income securities, alternative investments, public equities, private investments, derivatives, other investments and cash, denominated in both U.S. and foreign currencies, which are sensitive to changes in interest rates, credit spreads, equity prices, foreign currency exchange rates and other related market risks. Our fixed income and equity securities are generally classified as available for sale, and, as such, changes in interest rates, credit spreads on corporate and structured securities, equity prices, foreign currency exchange rates or other related market instruments will have an immediate effect on comprehensive income and shareholders’ equity but will not ordinarily have an immediate effect on net income. Nevertheless, changes in interest rates, credit spreads and defaults, equity prices and other related market instruments affect consolidated net income when, and if, a security is sold or impaired.

We may enter into derivatives and other financial instruments primarily for risk management purposes. For example, we may use derivatives to hedge foreign exchange and interest rate risk related to our consolidated net exposures. From time to time, we may also use instruments such as futures, options, interest rate swaps, credit default swaps and foreign currency forward contracts to manage the risk of interest rate changes, credit deterioration, foreign currency exposures, and other market related exposures as well as to obtain exposure to a particular financial market. Historically, we entered into credit derivatives outside of the investment portfolio in conjunction with the legacy financial guarantee and financial products operations. We attempt to manage the risks associated with derivative use with guidelines established by senior management. Derivative instruments are carried at fair value with the resulting changes in fair value recognized in income in the period in which they occur. For further information, see Item 1, Note 14, “Derivative Instruments,” to the Consolidated Financial Statements included herein.

This risk management discussion and the estimated amounts generated from the sensitivity and VaR analyses presented in this document are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these estimated results due to, among other things, actual developments in the global financial markets and changes in the composition of our investment portfolio. The results of analysis used by us to assess and mitigate risk should not be considered projections of future events of losses. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Statements.”

Interest Rate Risk

Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. Our fixed income portfolio is exposed to interest rate risk. Our liabilities are accrued at a static rate from an accounting standpoint. However, management considers the liabilities to have an economic exposure to interest rate risk and manages the net economic exposure to interest rate risk considering both assets and liabilities. Interest rate risk is managed within the context of our SAA process by specifying SAA benchmarks relative to the estimated duration of our liabilities and managing the fixed income portfolio relative to the benchmarks such that the overall economic effect of interest rate risk is within management’s risk tolerance. Nevertheless, we remain exposed to interest rate risk with respect to our overall net asset position and more generally from an accounting standpoint since the assets are carried at fair value, while liabilities are accrued at a static rate.

In addition, while our debt is not carried at fair value and not adjusted for market changes, changes in market interest rates could have an impact on debt values at the time of any refinancing.

Foreign Currency Exchange Rate Risk

Many of our non-U.S. subsidiaries maintain both assets and liabilities in local currencies; therefore, foreign exchange risk is generally limited to net assets denominated in foreign currencies.

Foreign currency exchange rate gains and losses in our Statement of Income arise for accounting purposes when net assets or liabilities are denominated in foreign currencies that differ from the functional currency of those subsidiaries. While unrealized foreign exchange gains and losses on underwriting balances are reported in earnings, the offsetting unrealized gains and losses on invested assets are recorded as a separate component of shareholders’ equity, to the extent that the asset currency does not match that entity’s functional currency. This results in an accounting mismatch that will result in foreign exchange gains or losses in the consolidated statements of income depending on the movement in certain currencies. We have formed several branches with Euro and U.K. sterling functional currencies and continue to focus on attempting to limit exposure to foreign exchange risk.

Foreign currency exchange rate risk in general is reviewed as part of our risk management framework. Within the asset liability framework for the investment portfolio, we pursue a general policy of holding the assets and liabilities in the same currency and, as such, we are not generally exposed to the risks associated with foreign exchange movements within the investment portfolio, as currency impacts on the assets are generally matched by corresponding impacts on the related liabilities. However, locally-required capital levels are invested in local currencies in order to satisfy regulatory requirements and to support local insurance operations and are not matched by related liabilities. Foreign exchange contracts within the investment portfolio may be utilized to manage individual portfolio foreign exchange exposures, subject to investment management service providers’ guidelines established by management. Where these contracts are not designated as specific hedges for financial reporting purposes, we record realized and unrealized gains and losses in income in the period in which they occur. These contracts generally have maturities of three months or less. We may also attempt to manage the foreign exchange volatility arising on certain transactions denominated in foreign currencies. These include, but are not limited to, premium receivable, reinsurance contracts, claims payable and investments in subsidiaries.

The principal currencies creating our foreign exchange risk are the U.K. sterling, the Euro, the Swiss franc and the Canadian dollar. The following table provides more information on our net exposures to these principal foreign currencies at December 31, 2012 and December 31, 2011:

(Foreign Currency in Millions)	2012	2011
Euro	252.2	52.0
U.K. Sterling	81.6	35.1
Swiss Franc	117.0	153.7
Canadian Dollar	129.2	222.5

Credit Risk

Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. We are exposed to direct credit risk within our investment portfolio, through general counterparties, including customers and reinsurers, and through certain underwriting activities which include, but are not limited to, surety, workers compensation, environmental and political risk and trade credit.

We have an established credit risk governance process delegated to the Credit Subcommittee of the Enterprise Risk Management Committee. The governance process is designed to ensure that transactions and activities, individually and in the aggregate, are carried out within established risk tolerances. This process also recognizes the potential for clash risk that could arise from credit events owing to the identified credit risk embedded in certain underwriting businesses, as well as our investment activities and reinsurance relationships. In particular, certain of our underwriting activities expose us to indirect credit risk in that profitability of certain strategies can correlate with credit events at the issuer, industry or country level. We manage these risks through established underwriting policies that operate in accordance with established limit and escalation frameworks.

To manage our exposure to credit risk, we have established a credit risk framework which establishes tolerances for credit risk at various levels of granularity (counterparty, industry, country and underwriting business) and tolerances for credit risk arising from certain clash events. Credit risk capacity is allocated across our businesses and functional areas and regular reporting and aggregation activities are carried out to ensure compliance with our credit risk framework and related tolerances. Credit risk arising from credit sensitive underwriting activities is also managed via our underwriting limit framework (see Item 1, “Enterprise Risk Management”). We manage credit risk within the investment portfolio through our SAA framework and established investment credit policies, which address quality of obligors and counterparties, industry limits, and diversification requirements. Our exposure to market credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads.

Credit Risk – Investment Portfolio

Credit risk in the investment portfolio is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries and countries. A widening of credit spreads will increase the net unrealized loss position, will increase losses associated with credit-based derivatives where we assume credit exposure, and, if issuer credit spreads increase significantly for an extended period of time and, in a period of increasing defaults, would also likely result in higher OTTI charges. All else held equal, credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes that could have a material adverse effect on our consolidated results of operations or financial condition. The credit spread duration in our fixed income portfolio, excluding the impact of the HTM election, was 3.8 years at December 31, 2012.

We manage credit risk in the investment portfolio, including fixed income, alternative and short-term investments, through the credit research performed primarily by the investment management service providers. The management of credit risk in the investment portfolio is integrated in our credit risk management governance framework and the management of credit exposures and concentrations within the investment portfolio is carried out in accordance with our risk policies, philosophies, appetites, limits and risk concentrations delegated to the investment portfolio. In the investment portfolio, we review on a regular basis our asset concentration, credit quality and adherence to our credit limit guidelines. Any issuer over its credit limits, experiencing financial difficulties, material credit quality deterioration or potentially subject to forthcoming credit quality deterioration is placed on a watch list for closer monitoring. Where appropriate, exposures are reduced or prevented from increasing.

The table below shows our aggregate fixed income portfolio by credit rating in percentage terms of our aggregate fixed income exposure (including fixed maturities, short-term investments, cash equivalents and net payable for investments purchased) at December 31, 2012.

Percentage of Aggregated Fixed Income Portfolio (1)(2)
AAA	47.0%
AA	17.8%
A	22.3%
BBB	10.0%
BB or Below	2.8%
NR	0.1%

Total	100.0%

(1)	Included in the above are $194.3 million or 0.6% of the fixed income portfolio that represents medium term notes rated at the average credit rating of the underlying asset pools backing the notes.

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

At December 31, 2012, the average credit quality of our aggregate fixed income investment portfolio was “Aa2/AA”. Our $9.5 billion portfolio of government and government related, agency, sovereign and cash holdings was rated “AA+” at December 31, 2012. Our $11.9 billion portfolio of corporates was rated “A.” Our $9.5 billion structured securities portfolio was “AA+” rated.

We are closely monitoring our corporate financial bond holdings given the events of the past five years. The table below summarizes our significant exposures (defined as bonds issued by financial institutions with an amortized cost in excess of $50.0 million) to corporate bonds of financial issuers including Covered Bonds held within our AFS and HTM investment portfolio holdings at December 31, 2012, representing both amortized cost and net unrealized gains (losses):

(U.S. dollars in millions)
Issuer (by Global Ultimate Parent) (1)	December 31, 2012
	Weighted Average Credit Quality (2)	Amortized Cost	Unrealized Gain/(Loss)
JPMorgan Chase & Co.	AA	$173.3	$2.8
Lloyd’s Banking Group plc	AA–	169.3	8.0
Citigroup Inc.	AA	167.1	6.8
Rabobank Nederland NV	BBB+	151.0	7.8
National Australia Bank Limited	A–	141.1	7.0
The Goldman Sachs Group, Inc.	BBB+	130.4	11.7
HSBC Holdings plc	A+	121.7	–
UBS AG	A–	118.9	3.5
Morgan Stanley	BBB+	117.7	3.1
Bank of America Corporation	AA	113.2	4.9
The Bank of Nova Scotia	A+	103.4	3.6
Wells Fargo & Company	AA–	97.7	5.2
Westpac Banking Corporation	A	92.0	6.5
ING Groep N.V.	A+	86.1	3.1
Credit Suisse Group AG	AA–	85.7	2.4
Commonwealth Bank of Australia	AA+	82.6	5.4
Standard Chartered plc	AA	77.3	4.3
Nordea Bank AB	A	77.0	2.6
Canadian Imperial Bank of Commerce	AA–	74.0	3.0
BNP Paribas	AA	70.6	2.9
Royal Bank of Canada	AA–	70.2	1.9
Bank of Montreal	A+	69.5	2.6
The Bank of New York Mellon Corporation	A+	58.3	2.7
Australia and New Zealand Banking Group Limited	A+	57.7	2.7
Government of Netherlands (ABN AMRO)	AAA+	54.5	7.1
Northern Rock PLC	BBB–	50.9	6.3
Legal & General Group PLC	BBB+	50.6	0.3

(1)	Includes Covered Bonds.

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

Within our corporate financial bond holdings, we are further monitoring exposures to hybrid securities, representing Tier One and Upper Tier Two securities of various financial institutions. The following table summarizes our top ten exposures to hybrid securities:

(U.S. dollars in millions)
Issuer (by Global Ultimate Parent)	December 31, 2012
	Tier One Amortized Cost	Upper Tier Two Amortized Cost	Total Amortized Cost	Net Unrealized Gain (Loss)
Barclays, Plc	$4.8	$36.1	$40.9	$(5.4)
Zurich Financial Services AG	–	26.7	26.7	0.9
Nationwide Building Society	21.6	–	21.6	(2.7)
The British United Provident Association Limited	–	20.9	20.9	(1.4)
National Australia Bank Limited	20.8	–	20.8	(0.4)
JPMorgan Chas & Co.	20.5	–	20.5	(4.4)
Aviva PLC	5.5	13.9	19.4	(1.9)
Mitsubishi UFJ Financial Group, Inc.	19.1	–	19.1	1.4
Legal & General Group PLC	–	18.9	18.9	0.3
The Goldman Sachs Group, Inc.	18.6	–	18.6	0.7

Total	$110.9	$116.5	$227.4	$(12.9)

At December 31, 2012, the top 10 corporate financial holdings, which exclude government guaranteed and government sponsored enterprises, represented approximately 4.5% of the aggregate fixed income portfolio and approximately 12.4% of all corporate holdings. The top 10 corporate bond holdings listed below represent the direct exposure to the corporations listed below, including their subsidiaries, and excludes any securitized, credit enhanced and collateralized asset or mortgage-backed securities, cash and cash equivalents, pooled notes and any over-the-counter (“OTC”) derivative counterparty exposures, if applicable, but does include Covered Bonds.

Top 10 Corporate Financial Holdings (1)	Percentage of Aggregate Fixed Income Portfolio
Lloyd’s Banking Group PLC	0.5%
JPMorgan Chase & Co.	0.5%
Citigroup Inc.	0.5%
Rabobank Nederland NV	0.5%
National Australia Bank Limited	0.5%
The Goldman Sachs Group, Inc	0.4%
UBS AG	0.4%
HSBC Holdings PLC	0.4%
Morgan Stanley	0.4%
Bank of America Corporation	0.4%

(1)	Corporate issuers include Covered Bonds.

At December 31, 2012, the top 5 corporate sector exposures listed below represented 28.5% of the aggregate fixed income investment portfolio and 79.4% of all corporate holdings.

(U.S. dollars in millions)
Top 5 Sector Exposures	Carrying Value	Percentage of Aggregate Fixed Income Portfolio
Financials (1)	$3,507.4	10.5%
Consumer, Non-Cyclical	2,317.7	7.0%
Utilities	1,500.6	4.5%
Industrial	1,082.7	3.3%
Communications	1,067.7	3.2%

Total	$9,476.1	28.5%

(1)	Government-guaranteed securities and Covered Bonds have been excluded from the above figures.

Within our fixed income portfolios, we are further monitoring our exposure to holdings representing risk in certain Euro-zone countries (Greece, Italy, Ireland, Portugal and Spain, collectively “GIIPS”). In particular, the fair values of our holdings representing risk in GIIPS are: government holdings of $15.4 million, corporate holdings of $118.3 million (financials $0.4 million, non-financials $117.9 million) and structured securities holdings totaling $9.6 million. The non-financial corporate holdings primarily consist of securities issued by multinational companies with low reliance on local economics and systemically important industries such as utilities and telecoms. For further detail on our exposure to the Euro-zone sovereign debt crisis, please refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – European Sovereign Debt Crisis.”

We also have exposure to credit risk associated with our mortgage-backed and asset-backed securities. The table below shows the breakdown of the $9.5 billion structured securities portfolio, of which 79.9% is AAA rated:

(U.S. dollars in millions)	Carrying Value	Percentage of Structured Portfolio
Agency RMBS	$5,255.5	55.4%
Other ABS (1)	1,693.1	17.9%
CMBS	1,090.0	11.5%
Non-Agency RMBS	730.9	7.7%
Core CDO (non-ABS CDOs and CLOs)	709.8	7.5%

Total	$9,479.3	100.0%

(1)	Includes Covered Bonds.

Credit Risk – Other

Credit derivatives are purchased within our investment portfolio and were sold through a limited number of contracts written as part of our previous financial lines business. From time to time, we may purchase credit default swaps to hedge an existing position or concentration of holdings. The credit derivatives are recorded at fair value. For further details with respect to our exposure to credit derivatives, see Item 1, Note 14, “Derivative Instruments,” to the Consolidated Financial Statements included herein.

We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, alternatives and other investment funds and other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be sold or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure that is due. We also have exposure to financial institutions in the form of unsecured debt instruments, derivative transactions, revolving credit facility and letter of credit commitments and equity investments. There can be no assurance that any such losses or impairments to the carrying value of these assets would not materially and adversely affect our business and results of operations.

With regard to unpaid losses and loss expenses recoverable and reinsurance balances receivable, we have credit risk should any of our reinsurers be unable or unwilling to settle amounts due to us; however, these exposures are not marked to market. For further information relating to reinsurer credit risk, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balances Receivable.”

We are exposed to credit risk in the event of non-performance by the other parties to our derivative instruments in general; however, we do not anticipate non-performance. The difference between the notional principal amounts and the associated market value is our maximum credit exposure.

Equity Price Risk

Equity price risk is the potential loss arising from changes in the market value of equities. Our equity investment portfolio is exposed to equity price risk. At December 31, 2012, our equity portfolio was approximately $547.1 million as compared to $376.6 million at December 31, 2011. This excludes fixed income fund investments of $101.9 million and $91.6 million at December 31, 2012 and 2011, respectively, that generally do not have the risk characteristics of equity investments but are treated as equity investments under U.S. GAAP. At December 31, 2012 and 2011, our direct allocation to equity securities was 1.5% and 1.1%, respectively, of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased.) We also estimate the equity risk embedded in certain alternative and private investments. Such estimates are derived from market exposures provided to us by certain individual fund investments and/or internal statistical analyses.

Other Market Risks

Our private investment portfolio is invested in limited partnerships and other entities that are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments and risks specific to startup or small companies. At December 31, 2012, our exposure to private investments, excluding unfunded commitments, was $307.5 million, representing 0.8% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) compared to $288.4 million at December 31, 2011.

Our alternative investment portfolio, which is exposed to equity and credit risk as well as certain other market risks, had a total exposure of $1,322.1 million representing approximately 3.9% of the investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) at December 31, 2012, as compared to December 31, 2011, when we had a total exposure of $1,027.2 million representing approximately 3.1% of the fixed income investment portfolio.

At December 31, 2012, bond and stock index futures outstanding had a net long position of $46.5 million as compared to a net long position of $12.6 million at December 31, 2011. We may reduce our exposure to these futures through offsetting transactions, including options and forwards.

As noted above, we also invest in certain derivative positions that can be impacted by market value movements. For further details on derivative instruments, see Item 1, Note 14, “Derivative Instruments,” to the Consolidated Financial Statements included herein.

Sensitivity and Value-at-Risk Analysis

Value-at-Risk (“VaR”) is central to our market risk management framework for the investment portfolio. VaR is a statistical risk measure representing a specific percentile of estimated potential mark-to-market portfolio returns in normal market conditions over a specific time horizon.

We estimate the VaR of the investment portfolio, the P&C investment portfolio and the Life operations investment portfolio, using a one year holding period and a 95% level of confidence. This means that, on average, we could expect mark-to-market losses greater than predicted by the VaR results 5% of the time, or once every 20 years.

The calculation of VaR is performed monthly using an analytical, or variance-covariance approach, based on the linear sensitivity of the investment portfolio and individual securities to a broad set of systematic market risk factors and idiosyncratic risk factors. We estimate the parametric sensitivity of every security in the investment portfolio to changes in key interest rates, spreads, implied volatility and equities. The parametric exposures are summed using the appropriate investment portfolio weights to compute the investment portfolio’s exposure to these systematic and idiosyncratic market risk factors.

The modeling of risk, as measured by VaR, involves a number of assumptions and approximations. While we believe that our assumptions and approximations are appropriate, there is no uniform industry methodology for calculating VaR. We note that different VaR results can be produced for the same portfolio dependent not only on the approach used but also on the assumptions employed when implementing the approach.

The VaR approach uses historical data to determine the sensitivity of each of the underlying securities to the risk factors incorporated into the pricing models employed in the VaR estimates. In calculating these sensitivities, greater importance is placed on the more recent data points and information. Since the VaR approach is based on historical positions and market data, VaR results should not be viewed as an absolute and predictive gauge of future financial performance or as a way for us to predict risk. There is no assurance that our actual future losses will not exceed our VaR and we expect that 5% of the time the VaR will be exceeded.

Additionally, we acknowledge the fact that risks associated with abnormal market events can be significantly different from the VaR results and these are by definition not reflected or assessed in the VaR analysis, rather VaR is evaluated using our stress testing framework.

The table below summarizes our assessment of the estimated impact on the value of our investment portfolio at December 31, 2012 associated with an immediate and hypothetical: +100bps increase in interest rates, a -10% decline in equity markets, a +100bps widening in spreads and a +10% widening in spreads. The table also reports the 95%, 1-year VaRs for our investment portfolios at December 31, 2012, excluding foreign exchange.

The interest rate, spread risk, and VaR referenced in the table below include the impact of market movements on our held to maturity fixed maturities from our Life operations investment portfolio. While the market value of these holdings is sensitive to prevailing interest rates and credit spreads, our book value is not impacted as these holdings are carried at amortized cost. At December 31, 2012, if we were to exclude these impacts in order to present the impact of these risks to our book value, the interest rate risk would be reduced by approximately $331.8 million, absolute spread risk would be reduced by approximately $225.6 million, relative spread risk would be reduced by approximately $24.4 million, and VaR would be reduced by approximately $288.0 million.

The table below excludes the impact of foreign exchange rate risk on our investment portfolio. Our investment strategy incorporates asset-liability management, and, accordingly, any foreign exchange movements impact the assets and liabilities approximately equally. See “Foreign Currency Exchange Rate Risk,” for further details. We consider that the investment portfolio VaR estimated results as well as the P&C and Life operations investment portfolios’ VaR estimated results excluding foreign exchange rate risk are the more relevant and appropriate metrics to consider when assessing the actual risk of the investment portfolio.

The estimated results below also do not include any risk contributions from our various operating affiliates (strategic, investment manager or financial operating affiliates) or certain other investments that are carried at amortized cost.

(U.S. dollars in millions)	Interest Rate Risk (1)	Equity Risk (2)	Absolute Spread Risk (3)	Relative Spread Risk (4)	VaR (5), (6)
Total Investment Portfolio (7)	$(1,446.2)	$(121.6)	$(1,385.0)	$(162.7)	$852.0
A. P&C Investment Portfolio	$(847.7)	$(121.6)	$(871.3)	$(80.3)	$425.5
(I) P&C Fixed Income Portfolio	(847.7)	–	(871.3)	(80.3)	446.8
(a) Cash & Short Term Investments	(9.7)	–	(8.2)	(0.2)	2.2
(b) Total Government Related	(320.2)	–	(222.1)	(9.5)	162.6
(c) Total Corporate Credit	(289.5)	–	(320.0)	(34.2)	174.8
(d) Total Structured Securities	(228.3)	–	(321.1)	(36.3)	167.0
(II) P&C Non-Fixed Income Portfolio	–	(121.6)	–	–	137.2
(e) Equity Portfolio	–	(55.6)	–	–	71.0
(f) Alternative Portfolio	–	(31.7)	–	–	62.6
(g) Private Investments	–	(34.3)	–	–	51.9
(h) Other	–	–	–	–	2.2
B. Life Operations Investment Portfolio	$(591.2)	$–	$(477.5)	$(78.4)	$490.9
(III) Life Fixed Income Portfolio	(591.2)	–	(477.5)	(78.4)	490.9
(i) Cash & Short Term Investments	(0.1)	–	–	–	0.1
(j) Total Government Related	(241.3)	–	(91.7)	(5.0)	202.9
(k) Total Corporate Credit	(286.6)	–	(312.7)	(57.9)	243.9
(l) Total Structured Securities	(63.3)	–	(73.1)	(15.6)	54.0
(IV) Life Non-Fixed Income Portfolio	–	–	–	–	–

(1)	The estimated impact on the fair value of our fixed income portfolio of an immediate hypothetical +100 bps adverse parallel shift in global bond curves.

(2)

The estimated impact on the fair value of our investment portfolio of an immediate hypothetical -10% change in the value of equity exposures in our equity portfolio, certain equity-sensitive alternative investments and private equity investments. This includes our estimate of equity risk embedded in the alternatives and private investment portfolio with such estimates utilizing market exposures provided to us by certain individual fund investments, internal statistical analyses, and/or various assumptions regarding illiquidity and concentrations.

(3)

The estimated impact on the fair value of our fixed income portfolio of an immediate hypothetical +100 basis point increase in all global government related, corporate and structured security spreads to which our fixed income portfolio is exposed. This excludes exposure to credit spreads in our alternative investments, private investments and counterparty exposure.

(4)

The estimated impact on the fair value of our fixed income portfolio of an immediate hypothetical +10% increase in all global government related, corporate and structured security spreads to which our fixed income portfolio is exposed. This excludes exposure to credit spreads in our alternative investments, private investments and counterparty exposure.

(5)

The VaR results are based on a 95% confidence interval, with a one-year holding period, excluding foreign exchange rate risk. Our investment portfolio VaR at December 31, 2012 is not necessarily indicative of future VaR levels as these are based on statistical estimates of possible price changes and, therefore, exclude other sources of investment return such as coupon and dividend income.

(6)

The VaR results are the standalone VaRs, based on the prescribed methodology, for each component of our Total Investment Portfolio. The standalone VaRs of the individual components are non-additive, with the difference between the summation of the individual component VaRs and their respective aggregations being due to diversification benefits across the individual components. In the case of the VaR results for our Total Investment Portfolio, the results also include the impact associated with our Business and Other Investments.

(7)

Our Total Investment Portfolio comprises our P&C Investment Portfolio and Life Operations Investment Portfolio as well as our Business and other investments that do not form part of our P&C Investment Portfolio or Life Operations Investment Portfolio. The individual results reported in the above table for our Total Investment Portfolio therefore represent the aggregate impact on our P&C Investment Portfolio, Life Operations Investment Portfolio and the majority of our other investments.

Stress Testing

VaR does not provide the means to estimate the magnitude of the loss in the 5% of occurrences when we expect the VaR level to be exceeded. To complement the VaR analysis based on normal market environments, we consider the impact on the investment portfolio in several different stress scenarios to analyze the effect of unusual market conditions. We establish certain stress scenarios that are applied to the actual investment portfolio. As these stress scenarios and estimated gains and losses are based on scenarios established by us, they will not necessarily reflect future stress events or gains and losses from such events. The results of the stress scenarios are reviewed on a regular basis to ensure they are appropriate, based on current shareholders’ equity, market conditions and our total risk tolerance. It is important to note that when assessing the risk of our investment portfolio, we do not take into account either the value or risk associated with the liabilities arising from our operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

XL GROUP PLC
CONSOLIDATED BALANCE SHEETS AS AT DECEMBER 31, 2012 and 2011

(U.S. dollars in thousands, except share data)	2012	2011
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost: 2012: $26,544,806; 2011: $25,771,715)	$27,846,920	$26,190,025
Equity securities, at fair value (cost: 2012: $617,486; 2011: $480,685)	649,359	468,197
Short-term investments, at fair value (amortized cost: 2012: $322,563; 2011: $359,378)	322,703	359,063

Total investments available for sale	$28,818,982	$27,017,285
Fixed maturities, held to maturity at amortized cost (fair value: 2012: $3,262,804; 2011: $2,895,688)	2,814,447	2,668,978
Investments in affiliates	1,126,875	1,052,729
Other investments	1,219,879	985,262

Total investments	$33,980,183	$31,724,254
Cash and cash equivalents	2,618,378	3,825,125
Accrued investment income	342,778	331,758
Deferred acquisition costs	675,705	647,113
Ceded unearned premiums	587,909	596,895
Premiums receivable	2,568,861	2,411,611
Reinsurance balances receivable	58,428	220,017
Unpaid losses and loss expenses recoverable	3,382,101	3,654,948
Receivable from investments sold	16,002	59,727
Goodwill and other intangible assets	408,527	407,321
Deferred tax asset	166,142	115,601
Other assets	582,765	670,895

Total assets	$45,387,779	$44,665,265

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$20,484,121	$20,613,901
Deposit liabilities	1,551,398	1,608,108
Future policy benefit reserves	4,812,045	4,845,394
Unearned premiums	3,755,920	3,555,310
Notes payable and debt	1,672,778	2,275,327
Reinsurance balances payable	143,112	90,552
Payable for investments purchased	102,112	58,494
Deferred tax liability	141,803	91,104
Other liabilities	868,093	770,945

Total liabilities	$33,531,382	$33,909,135

Commitments and Contingencies
Shareholders’ Equity:
Ordinary shares, 999,990,000 authorized, par value $0.01; issued and outstanding: (2012: 298,681,573; 2011: 315,645,796)	$2,987	$3,156
Additional paid in capital	8,584,753	8,938,679
Accumulated other comprehensive income	1,520,011	583,064
Retained earnings (deficit)	402,321	(113,241)

Shareholders’ equity attributable to XL Group plc	$10,510,072	$9,411,658
Non-controlling interest in equity of consolidated subsidiaries	1,346,325	1,344,472

Total shareholders’ equity	$11,856,397	$10,756,130

Total liabilities and shareholders’ equity	$45,387,779	$44,665,265

See accompanying Notes to Consolidated Financial Statements

XL GROUP PLC
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

(U.S. dollars in thousands, except per share data)	2012	2011	2010
Revenues:
Net premiums earned	$6,090,441	$5,690,130	$5,414,061
Net investment income	1,012,348	1,137,769	1,198,038
Realized investment gains (losses):
Net realized gains (losses) on investments sold	94,810	(28,187)	(65,670)
Other-than-temporary impairments on investments	(54,306)	(174,102)	(170,643)
Other-than-temporary impairments on investments transferred to (from) other comprehensive income	(26,406)	13,930	(34,490)

Total net realized gains (losses) on investments	$14,098	$(188,359)	$(270,803)
Net realized and unrealized gains (losses) on derivative instruments	5,221	(10,738)	(33,843)
Income (loss) from investment fund affiliates	58,504	26,253	51,102
Fee income and other	49,868	41,748	40,027

Total revenues	$7,230,480	$6,696,803	$6,398,582

Expenses:
Net losses and loss expenses incurred	$3,765,482	$4,078,391	$3,211,800
Claims and policy benefits	486,198	535,074	513,833
Acquisition costs	913,492	826,411	788,258
Operating expenses	1,173,951	1,083,917	972,963
Exchange (gains) losses	10,546	(40,640)	(10,161)
Interest expense	172,205	205,592	213,643
Impairment of goodwill	–	429,020	–
Loss on termination of guarantee	–	–	23,500

Total expenses	$6,521,874	$7,117,765	$5,713,836

Income (loss) before income tax and income (loss) from operating affiliates	$708,606	$(420,962)	$684,746
Income (loss) from operating affiliates	55,810	76,786	121,372
Provision (benefit) for income tax	34,028	59,707	162,737

Net income (loss)	$730,388	$(403,883)	$643,381
Non-controlling interests	(79,254)	(70,877)	(39,831)

Net income (loss) attributable to XL Group plc	$651,134	$(474,760)	$603,550
Preference share dividends	–	–	(34,694)
Gain on redemption of Redeemable Series C preference ordinary shares	–	–	16,616

Net income (loss) attributable to ordinary shareholders	$651,134	$(474,760)	$585,472

Weighted average ordinary shares and ordinary share equivalents outstanding – basic	307,372	312,896	336,283

Weighted average ordinary shares and ordinary share equivalents outstanding – diluted	310,282	312,896	337,709

Earnings (loss) per ordinary share and ordinary share equivalent – basic	$2.12	$(1.52)	$1.74

Earnings (loss) per ordinary share and ordinary share equivalent – diluted	$2.10	$(1.52)	$1.73

See accompanying Notes to Consolidated Financial Statements

XL GROUP PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

(U.S. dollars in thousands)	2012	2011	2010
Net income (loss) attributable to XL Group plc	$651,134	$(474,760)	$603,550
Impact of adoption of new authoritative embedded derivative guidance, net of taxes	–	–	31,917
Change in net unrealized gains (losses) on investments, net of tax	841,213	446,427	997,066
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	46,163	25,269	44,314
Change in OTTI losses recognized in other comprehensive income, net of tax	67,280	39,456	124,906
Change in underfunded pension liability	(9,985)	(2,622)	(2,619)
Change in net unrealized gain (loss) on future policy benefit reserves	–	–	(3,714)
Change in value of cash flow hedge	439	439	439
Foreign currency translation adjustments	(8,163)	(26,700)	50,953

Comprehensive income (loss)	$1,588,081	$7,509	$1,846,812

See accompanying Notes to Consolidated Financial Statements

XL GROUP PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

(U.S. dollars in thousands)	2012	2011	2010
Ordinary Shares:
Balance – beginning of year	$3,156	$3,165	$3,421
Issuance of ordinary shares	10	307	–
Buybacks of ordinary shares	(183)	(317)	(256)
Exercise of stock options	4	1	–

Balance – end of year	$2,987	$3,156	$3,165

Series E preference ordinary shares:
Balance – beginning of year	$–	$–	$10
Transfer to non-controlling interest in equity of consolidated subsidiaries	–	–	(10)

Balance – end of year	$–	$–	$–

Additional Paid in Capital:
Balance – beginning of year	$8,938,679	$8,993,016	$10,474,688
Issuance of ordinary shares	1,387	572,708	1,109
Buybacks of ordinary shares	(402,747)	(666,705)	(521,664)
Transfer to non-controlling interest in equity of consolidated subsidiaries	–	–	(999,990)
Exercise of stock options	5,545	1,333	1,182
Share-based compensation expense	41,889	38,327	37,691

Balance – end of year	$8,584,753	$8,938,679	$8,993,016

Accumulated Other Comprehensive Income (Loss):
Balance – beginning of year	$583,064	$100,795	$(1,142,467)
Impact of adoption of new authoritative embedded derivative guidance, net of taxes	–	–	31,917
Change in net unrealized gains (losses) on investments, net of tax	841,213	446,427	997,066
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	46,163	25,269	44,314
Change in OTTI losses recognized in other comprehensive income, net of tax	67,280	39,456	124,906
Change in underfunded pension liability	(9,985)	(2,622)	(2,619)
Change in net unrealized gain (loss) on future policy reserves	–	–	(3,714)
Change in value of cash flow hedge	439	439	439
Foreign currency translation adjustments	(8,163)	(26,700)	50,953

Balance – end of year	$1,520,011	$583,064	$100,795

Retained Earnings (Deficit):
Balance – beginning of year	$(113,241)	$500,497	$81,180
Impact of adoption of new authoritative embedded derivative guidance, net of taxes	–	–	(31,917)
Net income attributable to XL Group plc	651,134	(474,760)	603,550
Dividends on ordinary shares	(135,572)	(138,978)	(134,238)
Dividends on Redeemable Series C and Series E preference ordinary shares	–	–	(34,694)
Gain on redemption of Redeemable Series C preference ordinary shares	–	–	16,616

Balance – end of year	$402,321	$(113,241)	$500,497

Non-controlling Interest in Equity of Consolidated Subsidiaries:
Balance – beginning of year	$1,344,472	$1,002,296	$2,305
Non-controlling interests – contribution	1,500	–	–
Non-controlling interests	113	(83)	4
Non-controlling interest share in change in accumulated other comprehensive income (loss)	240	(2,241)	(13)
Transfer from Series E preference ordinary shares and additional paid in capital	–	–	1,000,000
Issuance of Series D preference ordinary shares	–	350,000	–
Purchase of Series D preference ordinary shares	–	(5,000)	–
Purchase of Series E preference ordinary shares	–	(500)	–

Balance – end of year	$1,346,325	$1,344,472	$1,002,296

Total Shareholders’ Equity	$11,856,397	$10,756,130	$10,599,769

See accompanying Notes to Consolidated Financial Statements

XL GROUP PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

(U.S. dollars in thousands)	2012	2011	2010
Cash flows provided by (used in) operating activities:
Net income (loss)	$730,388	$(403,883)	$643,381
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on investments	(14,098)	188,359	270,803
Net realized and unrealized (gains) losses on derivative instruments	(5,221)	10,738	33,843
Amortization of premiums (discounts) on fixed maturities	169,353	120,130	60,869
(Income) loss from investment and operating affiliates	(114,314)	(103,039)	(172,474)
Impairment of goodwill	–	429,020	–
Share based compensation	47,472	41,225	44,057
Depreciation	57,280	49,800	40,423
Accretion of deposit liabilities	81,269	82,799	104,311
Changes in:
Unpaid losses and loss expenses	(287,972)	243,040	(207,526)
Future policy benefit reserves	(187,400)	(171,618)	(197,570)
Unearned premiums	182,963	95,393	(133,955)
Premiums receivable	(127,633)	(31,286)	94,649
Unpaid losses and loss expenses recoverable	305,675	(2,168)	(74,242)
Ceded unearned premiums	14,923	21,532	83,246
Reinsurance balances receivable	162,280	(49,286)	201,479
Deferred acquisition costs	(649)	(41,881)	12,235
Reinsurance balances payable	48,159	(31,846)	(253,213)
Deferred tax asset – net	(28,556)	(43,583)	104,111
Derivatives	7,252	93,796	123,027
Other assets	22,847	(24,747)	(68,513)
Other liabilities	50,342	(93,323)	(32,146)
Other	(58,254)	(51,970)	(82,039)

Total adjustments	$325,718	$731,085	$(48,625)

Net cash provided by (used in) operating activities	$1,056,106	$327,202	$594,756

Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$3,604,792	$5,091,375	$5,206,690
Proceeds from redemption of fixed maturities and short-term investments	4,579,651	3,595,922	2,851,815
Proceeds from sale of equity securities	221,617	205,736	115,839
Purchases of fixed maturities and short-term investments	(8,902,879)	(7,529,962)	(8,098,862)
Purchases of equity securities	(362,021)	(631,169)	(157,963)
Investment affiliates, net	(4,652)	136,281	319,108
Other investments, net	(79,101)	(36,080)	24,854

Net cash provided by (used in) investing activities	$(942,593)	$832,103	$261,481

See accompanying Notes to Consolidated Financial Statements

XL GROUP PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

(U.S. dollars in thousands)	2012	2011	2010
Cash flows provided by (used in) financing activities:
Proceeds from issuance of ordinary shares and exercise of stock options	$5,413	$576,333	$1,182
Proceeds from issuance of Series D preference ordinary shares	–	349,180	–
Buybacks of ordinary shares	(402,930)	(667,022)	(522,024)
Repurchase of Redeemable Series C preference ordinary shares	–	(71,801)	(94,157)
Repurchase of Series D preference ordinary shares	–	(3,650)	–
Repurchase of Series E preference ordinary shares	–	(465)	–
Dividends paid on ordinary shares	(134,799)	(138,050)	(133,748)
Dividends paid on preference ordinary shares	–	–	(40,385)
Distributions to non-controlling interests	(78,987)	(71,483)	(37,392)
Proceeds from issuance of debt	–	395,859	–
Contribution from non-controlling interest	1,500	–	–
Repayment of debt	(600,000)	(575,000)	–
Deposit liabilities	(134,950)	(152,617)	(646,819)

Net cash provided by (used in) financing activities	$(1,344,753)	$(358,716)	$(1,473,343)
Effects of exchange rate changes on foreign currency cash	24,493	1,668	(3,723)

Increase (decrease) in cash and cash equivalents	$(1,206,747)	$802,257	$(620,829)
Cash and cash equivalents – beginning of period	3,825,125	3,022,868	3,643,697

Cash and cash equivalents – end of period	$2,618,378	$3,825,125	$3,022,868

Net taxes paid	$34,465	$106,666	$75,429
Interest paid on notes payable and debt	$116,689	$149,133	$162,086

See accompanying Notes to Consolidated Financial Statements

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

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
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

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

Basis of Fair Value Measurement

Fair value measurements accounting guidance also establishes a fair value hierarchy that prioritizes the inputs to the respective valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. The three levels of the fair value hierarchy are described further below:

•	Level 1—Quoted prices in active markets for identical assets or liabilities (unadjusted); no blockage factors.

•

Level 2—Other observable inputs (quoted prices in markets that are not active or inputs that are observable either directly or indirectly)—include quoted prices for similar assets/liabilities (adjusted) other than quoted prices in Level 1; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3—Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

(c) Total Investments

Investments Available For Sale

Investments that are considered available for sale (comprised of the Company’s fixed maturities, equity securities and short-term investments) are carried at fair value. The fair values for available for sale investments are generally sourced from third parties. The fair values of fixed income securities are based upon quoted market values where available, “evaluated bid” prices provided by third party pricing services (“pricing services”) where quoted market values are not available, or by reference to broker or underwriter

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

2. Significant Accounting Policies (Continued)

(c) Total Investments (Continued)

bid indications where pricing services do not provide coverage for a particular security. To the extent the Company believes current trading conditions represent distressed transactions, the Company may elect to utilize internally generated models. The pricing services use market approaches to valuations using primarily Level 2 inputs in the vast majority of valuations, or some form of discounted cash flow analysis, to obtain investment values for a small percentage of fixed income securities for which they provide a price. Pricing services indicate that they will only produce an estimate of fair value if there is objectively verifiable information available to produce a valuation. Standard inputs to the valuations provided by the pricing services listed in approximate order of priority for use when available include: reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data. The pricing services may prioritize inputs differently on any given day for any security, and not all inputs listed are available for use in the evaluation process on any given day for each security evaluation; however, the pricing services also monitor market indicators, customer feedback through a price challenge process and industry and economic events. Information of this nature is a trigger to acquire further corroborating market data. When these inputs are not available, they identify “buckets” of similar securities (allocated by asset class types, sectors, sub-sectors, contractual cash flows/structure, and credit rating characteristics) and apply some form of matrix or other modeled pricing to determine an appropriate security value which represents their best estimate as to what a buyer in the marketplace would pay for a security in a current sale. While the Company receives values for the majority of the investment securities it holds from pricing services, it is ultimately management’s responsibility to determine whether the values received and recorded in the financial statements are representative of appropriate fair value measurements. It is common industry practice to utilize pricing services as a source for determining the fair values of investments where the pricing services are able to obtain sufficient market corroborating information to allow them to produce a valuation at a reporting date. In addition, in the majority of cases, although a value may be obtained from a particular pricing service for a security or class of similar securities, these values are corroborated against values provided by other pricing services.

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

All investment transactions are recorded on a trade date basis. Realized gains and losses on sales of equities and fixed income investments are determined on a first-in, first-out basis. Investment income is recognized when earned and includes interest and dividend income together with the amortization of premium and discount on fixed maturities and short-term investments, and is recorded net of related investment expenses. Amortization of discounts on fixed maturities includes amortization to expected

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

2. Significant Accounting Policies (Continued)

(c) Total Investments (Continued)

recovery values for investments that have previously been recorded as other than temporarily impaired. For mortgage-backed securities, and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Prepayment fees or call premiums that are only payable to the Company when a security is called prior to its maturity are earned when received and reflected in net investment income.

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

The Company generally records its alternative and private equity fund affiliates on a one-month and three-month lag, respectively, and its operating affiliates on a three-month lag. Significant influence is generally deemed to exist where the Company has an investment of 20% or more in the common stock of a corporation or an investment of 3% or more in closed end funds, limited partnerships, LLCs or similar investment vehicles. Significant influence is considered for other strategic investments on a case-by-case basis. Investments in affiliates are not subject to fair value measurement guidance as they are not considered to be fair value measured investments under U.S. GAAP. However, impairments associated with investments in affiliates that are deemed to be other-than-temporary are calculated in accordance with fair value measurement guidance and appropriate disclosures included within the financial statements during the period the losses are recorded.

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

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

2. Significant Accounting Policies (Continued)

(c) Total Investments (Continued)

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

(e) Reinsurance

In the normal course of business, the Company seeks to reduce the potential amount of loss arising from claims events by reinsuring certain levels of risk assumed in various areas of exposure with other insurers or reinsurers. Reinsurance premiums ceded are expensed (and any commissions recorded thereon are earned) on a monthly pro-rata basis over the period the reinsurance coverage is provided. Ceded unearned reinsurance premiums represent the portion of premiums ceded applicable to the unexpired term of

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

2. Significant Accounting Policies (Continued)

(e) Reinsurance (Continued)

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
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

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

(h) Derivative Instruments

The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. The changes in fair value of derivatives are shown in the consolidated statement of income as “net realized and unrealized gains and losses on derivative instruments” unless the derivatives are designated as hedging instruments. The accounting for derivatives which are designated as hedging instruments is discussed below. Changes in fair value of derivatives may create volatility in the Company’s results of operations from period to period. Amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) are offset against net fair value amounts recognized in the consolidated balance sheet for derivative instruments executed with the same counterparty under the same netting arrangement to the extent that the Company intends to settle the amounts on a net basis.

Derivative contracts can be exchange-traded or over-the-counter (“OTC”). Exchange-traded derivatives (futures and options) typically fall within Level 1 of the fair value hierarchy depending on whether they are deemed to be actively traded or not. OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market clearing transactions, broker or dealer quotations or alternative pricing sources where an understanding of the inputs

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

2. Significant Accounting Policies (Continued)

(h) Derivative Instruments (Continued)

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

Certain OTC derivatives trade in less liquid markets with limited pricing information, or required model inputs which are not directly market corroborated, which causes the determination of fair value for these derivatives to be inherently more subjective. Accordingly, such derivatives are classified within Level 3 of the fair value hierarchy. The valuations of less standard or liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Level 1 and Level 2 inputs are regularly updated to reflect observable market changes. Level 3 inputs are only changed when corroborated by evidence such as similar market transactions, pricing services and/or broker or dealer quotations. The Company conducts its non-hedging derivatives activities in three main areas: investment related derivatives, credit derivatives and other non-investment related derivatives.

The Company uses derivative instruments, primarily interest rate swaps, to manage the interest rate exposure associated with certain assets and liabilities. These derivatives are recorded at fair value. On the date the derivative contract is entered into, the Company may designate the derivative as a hedge of the fair value of a recognized asset or liability (“fair value” hedge); a hedge of the variability in cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset or liability (“cash flow” hedge); or a hedge of a net investment in a foreign operation; or the Company may not designate any hedging relationship for a derivative contract. In addition, the Company previously wrote a number of resettable strike swaps contracts relating to an absolute return index and diversified basket of funds, all of which are recorded within Investment Related Derivatives – Financial Market Exposures. These resettable strike swaps all expired during 2011.

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

Cash Flow Hedges

Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are recorded in accumulated other comprehensive income (“AOCI”) and are reclassified into earnings when the variability of the cash flow of the hedged item impacts earnings. Gains and losses on derivative contracts that are reclassified from AOCI to current period earnings are included in the line item in the consolidated statements of operations in which the cash flows of the hedged item are recorded. Any hedge ineffectiveness is recorded immediately in current period earnings as “net realized and unrealized gains and

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

2. Significant Accounting Policies (Continued)

(h) Derivative Instruments (Continued)

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

Hedge Documentation and Effectiveness Testing

To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated changes in value or cash flow of the hedged item. At hedge inception, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. The documentation process includes linking derivatives that are designated as fair value, cash flow, or net investment hedges to specific assets or liabilities on the balance sheet or to specific forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. In addition, certain hedging relationships are considered highly effective if the changes in the fair value or discounted cash flows of the hedging instrument are within a ratio of 80-125% of the inverse changes in the fair value or discounted cash flows of the hedged item. Hedge ineffectiveness is measured using qualitative and quantitative methods. Qualitative methods may include comparison of critical terms of the derivative to the hedged item. Depending on the hedging strategy, quantitative methods may include the “Change in Variable Cash Flows Method,” the “Change in Fair Value Method,” the “Hypothetical Derivative Method” or the “Dollar Offset Method.”

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
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

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

(k) Goodwill and Other Intangible Assets

The Company has recorded goodwill in connection with various acquisitions in prior years. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In accordance with accounting guidance for goodwill and other intangible assets, the Company tests goodwill for potential impairment annually as of June 30, during the third quarter, and between annual tests if an event occurs or circumstances change that may indicate that potential exists for the fair value of a reporting unit to be reduced to a level below its carrying amount. For further details on the factors considered in the goodwill impairment evaluation see Note 8, “Goodwill and Other Intangible Assets.”

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

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

2. Significant Accounting Policies (Continued)

(l) Losses and Loss Expenses (Continued)

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

Certain workers’ compensation and certain U.K. motor liability claims liabilities are considered fixed and determinable and are discounted.

Management believes that the reserves for unpaid losses and loss expenses are sufficient to cover losses that fall within coverages assumed by the Company. However, there can be no assurance that losses will not exceed the Company’s total reserves. The methodology of estimating loss reserves is periodically reviewed to ensure that the assumptions made continue to be appropriate and any adjustments resulting from such reviews are reflected in income in the year in which the adjustments are made.

(m) Deposit Liabilities

Contracts entered into by the Company that are not deemed to transfer significant underwriting and/or timing risk are accounted for as deposits, whereby liabilities are initially recorded at an amount equal to the assets received. The Company uses a portfolio rate of return of equivalent duration to the liabilities in determining risk transfer. An initial accretion rate is established based on actuarial estimates whereby the deposit liability is increased to the estimated amount payable over the term of the contract.

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

The assumptions used to determine future policy benefit reserves are best estimate assumptions that are determined at the inception of the contracts and are locked-in throughout the life of the contract unless a premium deficiency develops. As the experience on the contracts emerges, the assumptions are reviewed. If such review would produce reserves in excess of those currently held, then the lock-in assumptions will be revised and a claim and policy benefit is recognized at that time.

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

(o) Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income taxes reflect the net tax effect of temporary differences between the carrying

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

2. Significant Accounting Policies (Continued)

(o) Income Taxes (Continued)

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

(p) Stock Plans

The Company adopted authoritative guidance on the fair value recognition provisions for accounting for stock-based compensation, under the prospective method for options granted subsequent to January 1, 2003. Prior to 2003, the Company accounted for options under the disclosure-only provisions of the guidance and no stock-based employee compensation cost was included in net income as all options granted had an exercise price equal to the market value of the Company’s ordinary shares on the date of the grant. At December 31, 2012, the Company had several stock-based Performance Incentive Programs, which are described more fully in Note 18, “Share Capital.” Stock-based compensation issued under these plans generally has a life of not longer than ten years and vests as set forth at the time of grant. Awards currently vest annually over three or four years from the date of grant. The Company recognizes compensation costs for stock-based awards on a straight-line basis over the requisite service period (usually the vesting period) for each award.

Share-based payments to employees, including grants of employee stock options, are recognized in the financial statements over the vesting period based on their grant date fair values.

Authoritative guidance requires that compensation costs be recognized for unvested stock-based compensation awards over the period through the date that the employee is no longer required to provide future services to earn the award, rather than over the explicit service period. Accordingly, the Company follows a policy of recognizing compensation cost to coincide with the date that the employee is eligible to retire, rather than the actual retirement date, for all stock-based compensation granted.

(q) Per Share Data

Basic earnings per ordinary share is based on weighted average ordinary shares outstanding and excludes any dilutive effects of options and convertible securities. Diluted earnings per ordinary share assumes the exercise of all dilutive stock options and conversion of convertible securities where the contingency for conversion has occurred or been satisfied.

(r) Recent Accounting Pronouncements

In October 2010, the FASB issued an accounting standards update to address disparities in practice regarding the interpretation of which costs relating to the acquisition of new and renewal insurance contracts qualify for deferral. The provisions of the guidance specify that only costs that are related directly to the successful acquisition of new and renewal insurance contracts may be capitalized. These include incremental direct costs of contract acquisition and certain other costs related directly to underwriting activities. Incremental direct costs of contract acquisition are those that result directly from and are essential to a contract transaction, and would not have been incurred by the insurance entity had the transaction not occurred. Administrative costs, rent, depreciation, occupancy, equipment and all other general overhead costs are considered indirect costs and should be charged to expense as incurred. On January 1, 2012, the

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

2. Significant Accounting Policies (Continued)

(r) Recent Accounting Pronouncements (Continued)

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

In May 2011, the FASB issued an accounting standards update to amend existing requirements for fair value measurements and disclosures. The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy, requiring quantitative and qualitative information to be disclosed related to: (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The guidance requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value, but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities, as well as instruments classified in shareholders’ equity. The Company adopted this guidance from January 1, 2012; however, it impacted disclosure only and did not have an impact on the Company’s financial condition or results of operations. See Note 3, “Fair Value Measurements,” for these updated disclosures.

In June 2011, the FASB issued an accounting standards update concerning the presentation of comprehensive income in financial statements. This guidance allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income only as part of the statement of changes in shareholders’ equity. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company adopted the guidance from January 1, 2012; however, it did not have an impact on the Company’s disclosure, financial condition or results of operations or cash flows. In February 2013, the FASB issued an additional accounting standards update related to this topic that requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance does not change the current requirements for reporting net income or other comprehensive income in financial statements. These amendments are effective prospectively from January 1, 2013. As this guidance is disclosure-related only, its adoption will not impact the Company’s financial condition, results of operations, or cash flows.

In September 2011, the FASB issued an accounting standards update to simplify how entities test goodwill for impairment, by allowing an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting entity is less than its carrying amount, as a basis for determining whether it is necessary to perform the two-step goodwill impairment test required under U.S. GAAP accounting rules. After assessing the circumstances that should be considered in making the qualitative assessment, if an entity determines that the fair value of a reporting unit as compared to its carrying value meets the threshold, then performing the two-step impairment step is unnecessary. In other circumstances, performance of the two-step test is required. The guidance also eliminates the option for an entity to carry forward its detailed calculation of a reporting unit’s fair value in certain situations. The Company adopted this guidance from January 1, 2012. It did not have an impact on the Company’s consolidated financial condition, results of operations, or cash flows.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

2. Significant Accounting Policies (Continued)

(r) Recent Accounting Pronouncements (Continued)

In December 2011, the FASB issued an accounting standards update requiring additional disclosures about financial instruments and derivatives that are either: (1) offset for balance sheet presentation purposes or (2) subject to an enforceable master netting arrangement or similar arrangement, regardless of whether they are offset for balance sheet presentation purposes. In January 2013, the FASB issued an additional accounting standards update related to this topic clarifying that the disclosures would apply only to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and securities lending transactions, each to the extent that they met one of the two conditions provided in the initial accounting standard. This guidance will be effective on January 1, 2013, with retrospective presentation of the new disclosures required. As this guidance is disclosure-related only and does not amend the existing balance sheet offsetting guidance, the adoption of this guidance will not impact the Company’s financial condition, results of operations, or cash flows.

In July 2012, the FASB issued an accounting standards update to simplify how entities test indefinite-lived intangible assets for impairment. Under this new guidance, an entity is allowed the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. After assessing the circumstances that should be considered in making the qualitative assessment, if an entity determines that the fair value of the intangible asset as compared to its carrying value meets the threshold, it may bypass the existing requirements to perform a full quantitative impairment test on the intangible asset, a test which otherwise would have to be performed annually, at a minimum. The guidance was effective during the fourth quarter of 2012. The adoption of this guidance did not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

3. Fair Value Measurements

(a) Fair Value Summary

The following tables set forth the Company’s assets and liabilities that were accounted for at fair value at December 31, 2012 and December 31, 2011 by level within the fair value hierarchy. For further information, see Note 2 (b), “Significant Accounting Policies – Fair Value Measurements”:

December 31, 2012 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at December 31, 2012
Assets
U.S. Government and Government-Related/Supported	$–	$2,034,617	$–	$–	$2,034,617
Corporate (1) (2)	–	10,451,902	30,098	–	10,482,000
Residential mortgage-backed securities – Agency (“RMBS – Agency”)	–	5,223,488	32,005	–	5,255,493
Residential mortgage-backed securities – Non-Agency (“RMBS – Non-Agency”)	–	647,617	116	–	647,733
Commercial mortgage-backed securities (“CMBS”)	–	1,051,904	25,347	–	1,077,251
Collateralized debt obligations (“CDO”)	–	8,080	701,736	–	709,816
Other asset-backed securities (2)	–	1,452,583	18,128	–	1,470,711
U.S. States and political subdivisions of the States	–	1,911,017	–	–	1,911,017
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	–	4,258,282	–	–	4,258,282

Total fixed maturities, at fair value	$–	$27,039,490	$807,430	$–	$27,846,920
Equity securities, at fair value (3)	253,957	395,402	–	–	649,359
Short-term investments, at fair value (4)	–	322,703	–	–	322,703

Total investments available for sale	$253,957	$27,757,595	$807,430	$–	$28,818,982
Cash equivalents (5)	1,596,376	408,292	–	–	2,004,668
Other investments (6)	–	792,483	115,272	–	907,755
Other assets (7)	–	17,837	–	12,130	29,967

Total assets accounted for at fair value	$1,850,333	$28,976,207	$922,702	$12,130	$31,761,372

Liabilities
Financial instruments sold, but not yet purchased (8)	$–	$26,235	$–	$–	$26,235
Other liabilities (7)	–	23,376	36,247	–	59,623

Total liabilities accounted for at fair value	$–	$49,611	$36,247	$–	$85,858

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

3. Fair Value Measurements (Continued)

(a) Fair Value Summary (Continued)

December 31, 2011 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at December 31, 2011
Assets
U.S. Government and Government-Related/Supported	$–	$1,990,983	$–	$–	$1,990,983
Corporate (1) (2)	–	10,084,804	23,818	–	10,108,622
RMBS – Agency	–	5,347,365	32,041	–	5,379,406
RMBS – Non-Agency	–	641,815	–	–	641,815
CMBS	–	974,835	–	–	974,835
CDO	–	7,751	650,851	–	658,602
Other asset-backed securities (2)	–	1,323,697	16,552	–	1,340,249
U.S. States and political subdivisions of the States	–	1,797,378	–	–	1,797,378
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	–	3,298,135	–	–	3,298,135

Total fixed maturities, at fair value (2)	$–	$25,466,763	$723,262	$–	$26,190,025
Equity securities, at fair value (3)	239,175	229,022	–	–	468,197
Short-term investments, at fair value (4)	–	359,063	–	–	359,063

Total investments available for sale	$239,175	$26,054,848	$723,262	$–	$27,017,285
Cash equivalents (5)	1,686,101	1,068,264	–	–	2,754,365
Other investments (6)	–	547,598	113,959	–	661,557
Other assets (7)	–	143,622	–	(77,888)	65,734

Total assets accounted for at fair value	$1,925,276	$27,814,332	$837,221	$(77,888)	$30,498,941

Liabilities
Financial instruments sold, but not yet purchased (8)	$–	$20,844	$–	$–	$20,844
Other liabilities (7)	–	16,871	42,644	(809)	58,706

Total liabilities accounted for at fair value	$–	$37,715	$42,644	$(809)	$79,550

(1)

Included within Corporate are certain medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes, which are in a gross unrealized loss position, had a fair value of $194.3 million and $266.0 million and an amortized cost of $194.8 million and $297.7 million at December 31, 2012 and December 31, 2011, respectively. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(2)

The Company invests in covered bonds issued by financial institutions (“Covered Bonds”). Covered Bonds are senior secured debt instruments issued by financial institutions and backed by over-collateralized pools of public sector or mortgage loans. At December 31, 2012, Covered Bonds within Total fixed maturities with a fair value of $647.1 million are included within Other

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

3. Fair Value Measurements (Continued)

(a) Fair Value Summary (Continued)

asset-backed securities to align the Company’s classification to market indices. At December 31, 2011, Covered Bonds within Total fixed maturities with a fair value of $353.9 million were reclassified from Corporate to Other asset-backed securities to conform to current period presentation.

(3)	Included within Equity securities are investments in fixed income funds with a fair value of $101.9 million and $91.6 million at December 31, 2012 and December 31, 2011, respectively.

(4)	Short-term investments consist primarily of Corporate securities and U.S. and Non-U.S. Government and Government-Related/Supported securities.

(5)	Cash equivalents balances subject to fair value measurement include certificates of deposit and money market funds. Operating cash balances are not subject to fair value measurement guidance.

(6)

The Other investments balance excludes certain structured transactions including certain investments in project finance transactions, a payment obligation and liquidity financing provided to a structured credit vehicle as a part of a third party medium term note facility. These investments, which totaled $312.1 million at December 31, 2012 and $323.7 million at December 31, 2011, are carried at amortized cost. For further details regarding the nature of Other investments and related features see Note 7, “Other Investments,” to the Consolidated Financial Statements.

(7)

Other assets and other liabilities include derivative instruments. The derivative balances included in each category are reported on a gross basis by level with a netting adjustment presented separately in the Collateral and Counterparty Netting column. The Company often enters into different types of derivative contracts with a single counterparty and these contracts are covered under a netting agreement. In addition, at December 31, 2012 the Company paid net cash collateral related to these derivative positions of $12.1 million. The assets related to the net collateral paid were recorded as Other assets within the balance sheet. At December 31, 2011, the Company held net cash collateral of $77.1 million. The collateral balance was included within Cash and cash equivalents and the corresponding liability to return the collateral has been offset against the derivative asset within the balance sheet as appropriate under the netting agreement. The fair values of the individual derivative contracts are reported gross in their respective levels based on the fair value hierarchy.

(8)	Financial instruments sold, but not yet purchased, represent “short sales” and are included within “Payable for investments purchased” on the balance sheet.

(b) Level 3 Assets and Liabilities

The tables below present additional information about assets and liabilities measured at fair value on a recurring basis and for which Level 3 inputs were utilized to determine fair value. The tables present a reconciliation of the beginning and ending balances for the year ended December 31, 2012 and 2011 for all financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3) at December 31, 2012 and 2011, respectively. The tables do not include gains or losses that were reported in Level 3 in prior periods for assets that were transferred out of Level 3 prior to December 31, 2012 and 2011. Gains and losses for assets and liabilities classified within Level 3 in the table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, it should be noted that the following tables do not take into consideration the effect of offsetting Level 1 and 2 financial instruments entered into by the Company that are either economically hedged by certain exposures to the Level 3 positions or that hedge the exposures in Level 3 positions.

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

There were no significant transfers between Level 1 and Level 2 during the years ended December 31, 2012 and 2011.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

3. Fair Value Measurements (Continued)

(b) Level 3 Assets and Liabilities (Continued)

(U.S. dollars in thousands)	Level 3 Assets and Liabilities – Year Ended December 31, 2012
	Corporate	RMBS – Agency	RMBS – Non Agency	CMBS	CDO
Balance, beginning of period	$23,818	$32,041	$–	$–	$650,851
Realized gains (losses)	4	(15)	–	–	(894)
Movement in unrealized gains (losses)	100	27	–	20	109,282
Purchases and issuances	10,278	–	–	25,546	–
Sales and settlements	(282)	(6,307)	–	(219)	(57,032)
Transfers into Level 3	819	21,249	116	–	–
Transfers out of Level 3	(4,639)	(14,990)	–	–	(471)

Balance, end of period	$30,098	$32,005	$116	$25,347	$701,736

Movement in total gains (losses) above relating to instruments still held at the reporting date	$122	$10	$–	$20	$104,474

(U.S. dollars in thousands)	Level 3 Assets and Liabilities – Year Ended December 31, 2012
	Other asset- backed securities	Non-US Sovereign Government, Provincial, Supranational and Government Related/Supported	Short-term investments	Other investments	Derivative Contracts – Net
Balance, beginning of period	$16,552	$–	$–	$113,959	$(42,644)
Realized gains (losses)	6,768	–	–	5,083	–
Movement in unrealized gains (losses)	(2,784)	–	–	7,802	6,397
Purchases and issuances	8,753	–	–	7,375	–
Sales and settlements	(16,094)	–	–	(18,637)	–
Transfers into Level 3	4,933	–	–	5	–
Transfers out of Level 3	–	–	–	(315)	–

Balance, end of period	$18,128	$–	$–	$115,272	$(36,247)

Movement in total gains (losses) above relating to instruments still held at the reporting date	$(154)	$–	$–	$5,038	$6,397

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

3. Fair Value Measurements (Continued)

(b) Level 3 Assets and Liabilities (Continued)

(U.S. dollars in thousands)	Level 3 Assets and Liabilities – Year Ended December 31, 2011
	Corporate	RMBS – Agency	RMBS – Non Agency	CMBS	CDO
Balance, beginning of period	$36,866	$30,255	$4,964	$1,623	$721,572
Realized gains (losses)	(276)	(11)	–	–	(3,458)
Movement in unrealized gains (losses)	92	(145)	–	–	2,404
Purchases and issuances	14,840	6,176	–	–	2,379
Sales and settlements	(10,049)	(4,186)	–	–	(68,165)
Transfers into Level 3	2,105	2,655	–	–	1,886
Transfers out of Level 3	(19,760)	(2,703)	(4,964)	(1,623)	(5,767)

Balance, end of period	$23,818	$32,041	$–	$–	$650,851

Movement in total gains (losses) above relating to instruments still held at the reporting date	$92	$(156)	$–	$–	$(6,431)

(U.S. dollars in thousands)	Level 3 Assets and Liabilities – Year Ended December 31, 2011
	Other asset- backed securities	Non-US Sovereign Government, Provincial, Supranational and Government Related/Supported	Short-term investments	Other investments	Derivative Contracts – Net
Balance, beginning of period	$24,650	$3,667	$–	$133,717	$(39,195)
Realized gains (losses)	(849)	–	–	11,592	–
Movement in unrealized gains (losses)	6,896	–	–	14,108	(3,173)
Purchases and issuances	–	–	–	12,177	–
Sales and settlements	(9,114)	–	–	(57,635)	(276)
Transfers into Level 3	–	–	–	–	–
Transfers out of Level 3	(5,031)	(3,667)	–	–	–

Balance, end of period	$16,552	$–	$–	$113,959	$(42,644)

Movement in total gains (losses) above relating to instruments still held at the reporting date	$12,334	$–	$–	$23,391	$(3,173)

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

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

(d) Other investments

Included within the Other investments component of the Company’s Level 3 valuations are private investments and alternative fund investments over which the Company is not deemed to have significant influence. The fair value of these investments is based upon net asset values received from the investment manager or general partner of the respective entity. The nature of the underlying investments held by the investee that form the basis of the net asset value include assets such as private business ventures and are such that significant Level 3 inputs are utilized in the determination of the individual underlying holding values and, accordingly, the fair value of the Company’s investment in each entity is classified within Level 3. The Company has not adjusted the net asset values received; however, management incorporates factors such as the most recent financial information received, annual audited financial statements and the values at which capital transactions with the investee take place when applying judgment regarding whether any adjustments should be made to the net asset value in recording the fair value of each position. Investments in alternative funds included in Other investments utilize strategies including arbitrage, directional, event driven and multi-style. These funds potentially have lockup and gate provisions which may limit redemption liquidity. For further details regarding the nature of Other investments and related features see Note 7, “Other Investments,” for further details.

(e) Derivative instruments

Derivative instruments recorded within Other liabilities and classified within Level 3 include credit derivatives that provide protection on senior tranches of structured finance transactions where the value is obtained directly from the investment bank counterparty and sufficient information regarding the inputs utilized in such valuation was not obtained to support a Level 2 classification and guaranteed minimum income benefits (“GMIB”) embedded within one reinsurance contract. The majority of inputs utilized in the valuations of these types of derivative contracts are considered Level 1 or Level 2; however, each valuation includes at least one Level 3 input that was significant to the valuation and, accordingly, the values are disclosed within Level 3.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

3. Fair Value Measurements (Continued)

(f) Non-recurring Fair Value Measurement

During the year ended December 31, 2011, the Company recorded a non-recurring fair value measurement relating to a goodwill impairment charge. This was a Level 3 fair value measurement as it reflected the Company’s own assumptions about the assumptions that market participants would use in valuing the carried goodwill and was determined using a combination of discounted cash flow analysis and market value multiple based methodologies. See Note 8, “Goodwill and Other Intangible Assets,” for further information.

(g) Financial Instruments Not Carried at Fair Value

Authoritative guidance over disclosures about the fair value of financial instruments requires additional disclosure of fair value information for financial instruments not carried at fair value in both interim and annual reporting periods. Certain financial instruments, particularly insurance contracts, are excluded from these fair value disclosure requirements. The carrying values of cash and cash equivalents, accrued investment income, net receivable from investments sold, other assets, net payable for investments purchased, other liabilities and other financial instruments not included below approximated their fair values. The following table includes financial instruments for which the carrying value differs from the estimated fair values at December 31, 2012 and 2011. All of these fair value estimates are considered Level 2 fair value measurements. The fair values for fixed maturities held to maturity are provided by third party pricing vendors and significant valuation inputs for all other items included were based upon market data obtained from sources independent of the Company, and are subject to the same control environment previously described.

(U.S. dollars in thousands)	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed maturities, held to maturity	$2,814,447	$3,262,804	$2,668,978	$2,895,688
Other investments – structured transactions	312,122	293,813	323,705	297,124

Financial Assets	$3,126,569	$3,556,617	$2,992,683	$3,192,812

Deposit liabilities	$1,551,398	$1,878,499	$1,608,108	$1,809,812
Notes payable and debt	1,672,778	1,918,134	2,275,327	2,340,148

Financial Liabilities	$3,224,176	$3,796,633	$3,883,435	$4,149,960

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

Deposit liabilities include obligations under structured insurance and reinsurance transactions. For purposes of fair value disclosures, the Company determined the estimated fair value of the deposit liabilities by assuming a discount rate equal to the appropriate U.S. Treasury rate plus 100.3 basis points at December 31, 2012 and the appropriate U.S. Treasury rate plus 161.8 basis points at December 31, 2011. The discount rate incorporates the Company’s own credit risk into the determination of estimated fair value.

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
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

Year Ended December 31, 2012 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Life Operations	Total
Gross premiums written	$5,166,974	$2,008,156	$7,175,130	$355,754	$7,530,884
Net premiums written	4,072,513	1,884,508	5,957,021	324,432	6,281,453
Net premiums earned	3,924,640	1,841,342	5,765,982	324,459	6,090,441
Net losses and loss expenses	(2,691,056)	(1,074,426)	(3,765,482)	(486,198)	(4,251,680)
Acquisition costs	(504,227)	(368,172)	(872,399)	(41,093)	(913,492)
Operating expenses (1)	(754,306)	(157,657)	(911,963)	(9,336)	(921,299)

Underwriting profit (loss)	$(24,949)	$241,087	$216,138	$(212,168)	$3,970
Net investment income			641,237	299,442	940,679
Net results from structured products (2)	20,980	(15,882)	5,098	–	5,098
Net fee income and other (3)	(1,071)	2,493	1,422	426	1,848
Net realized gains (losses) on investments			35,101	(21,003)	14,098

Contribution from P&C and Life Operations			$898,996	$66,697	$965,693

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					5,221
Net income (loss) from investment fund affiliates and operating affiliates (4)					114,314
Exchange gains (losses)					(10,546)
Corporate operating expenses					(204,500)
Interest expense (5)					(105,766)
Non-controlling interests					(79,254)
Income tax					(34,028)

Net income (loss) attributable to XL Group plc					$651,134

Ratios – P&C operations: (6)
Loss and loss expense ratio	68.6%	58.4%	65.3%
Underwriting expense ratio	32.0%	28.5%	31.0%

Combined ratio	100.6%	86.9%	96.3%

(1)	Operating expenses exclude Corporate operating expenses, shown separately.

(2)	The net results from P&C structured products include net investment income and interest expense of $71.7 million and $66.4 million, respectively.

(3)	Net fee income and other includes operating expenses from the Company’s loss prevention consulting services business.

(4)	The Company records the income related to the alternative funds and to the private investment and operating fund affiliates on a one-month and three-month lag, respectively.

(5)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(6)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

4. Segment Information (Continued)

Year Ended December 31, 2011 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Life Operations	Total
Gross premiums written	$4,824,665	$2,073,619	$6,898,284	$394,555	$7,292,839
Net premiums written	3,707,664	1,725,724	5,433,388	362,362	5,795,750
Net premiums earned	3,663,727	1,663,385	5,327,112	363,018	5,690,130
Net losses and loss expenses	(2,951,413)	(1,126,978)	(4,078,391)	(535,074)	(4,613,465)
Acquisition costs	(461,965)	(324,128)	(786,093)	(40,318)	(826,411)
Operating expenses (1)	(683,814)	(176,167)	(859,981)	(9,311)	(869,292)

Underwriting profit (loss)	$(433,465)	$36,112	$(397,353)	$(221,685)	$(619,038)
Net investment income			745,138	318,061	1,063,199
Net results from structured products (2)	10,976	12,053	23,029	–	23,029
Net fee income and other (3)	(16,370)	3,903	(12,467)	219	(12,248)
Net realized gains (losses) on investments			(98,360)	(89,999)	(188,359)

Contribution from P&C and Life Operations			$259,987	$6,596	$266,583

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					(10,738)
Net income (loss) from investment fund affiliates and operating affiliates (4)					103,039
Exchange gains (losses)					40,640
Corporate operating expenses					(160,596)
Interest expense (5)					(154,084)
Non-controlling interests					(70,877)
Impairment of goodwill					(429,020)
Income tax					(59,707)

Net income (loss) attributable to XL Group plc					$(474,760)

Ratios – P&C operations: (6)
Loss and loss expense ratio	80.6%	67.8%	76.6%
Underwriting expense ratio	31.2%	30.0%	30.9%

Combined ratio	111.8%	97.8%	107.5%

(1)	Operating expenses exclude Corporate operating expenses, shown separately.

(2)	The net results from P&C structured products include net investment income and interest expense of $74.6 million and $51.5 million, respectively.

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

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

4. Segment Information (Continued)

Year Ended December 31, 2010 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Life Operations	Corporate	Total
Gross premiums written	$4,418,380	$1,842,951	$6,261,331	$411,938	$–	$6,673,269
Net premiums written	3,461,150	1,538,438	4,999,588	382,075	–	5,381,663
Net premiums earned	3,529,138	1,501,999	5,031,137	382,924	–	5,414,061
Net losses and loss expenses	(2,505,502)	(706,298)	(3,211,800)	(513,833)	–	(3,725,633)
Acquisition costs	(418,146)	(321,008)	(739,154)	(49,104)	–	(788,258)
Operating expenses (1)	(642,103)	(175,586)	(817,689)	(10,470)	–	(828,159)

Underwriting profit (loss)	$(36,613)	$299,107	$262,494	$(190,483)	$–	$72,011
Net investment income			803,358	313,172	–	1,116,530
Net results from structured products (2)	14,696	3,075	17,771	–	9,804	27,575
Net fee income and other (3)	(15,564)	2,488	(13,076)	249	2	(12,825)
Net realized gains (losses) on investments			(206,877)	(54,444)	(9,482)	(270,803)

Contribution from P&C and Life Operations			$863,670	$68,494	$324	$932,488

Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					(33,843)	(33,843)
Net income (loss) from investment fund affiliates and operating affiliates (4)					172,474	172,474
Exchange gains (losses)					10,161	10,161
Corporate operating expenses					(92,544)	(92,544)
Interest expense (5)					(159,118)	(159,118)
Non-controlling interests					(39,831)	(39,831)
Loss on settlement of guarantee					(23,500)	(23,500)
Income tax					(162,737)	(162,737)

Net income (loss) attributable to XL Group plc						$603,550

Ratios – P&C operations: (6)
Loss and loss expense ratio	71.0%	47.0%	63.8%
Underwriting expense ratio	30.0%	33.1%	31.0%

Combined ratio	101.0%	80.1%	94.8%

(1)	Operating expenses exclude Corporate operating expenses, shown separately.

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

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

4. Segment Information (Continued)

The following tables summarize the Company’s net premiums earned by line of business:

Year Ended December 31, 2012 (U.S. dollars in thousands)	Insurance	Reinsurance	Life Operations	Total
P&C Operations:
Professional	$1,350,328	$213,322	$–	$1,563,650
Casualty	1,157,909	311,160	–	1,469,069
Property catastrophe	–	463,977	–	463,977
Property	489,743	613,295	–	1,103,038
Marine, energy, aviation and satellite	–	147,370	–	147,370
Specialty	708,564	–	–	708,564
Other (1)	218,096	92,218	–	310,314

Total P&C Operations	$3,924,640	$1,841,342	$–	$5,765,982

Life Operations:
Annuity	$–	$–	$126,912	$126,912
Other Life	–	–	197,547	197,547

Total Life Operations	$–	$–	$324,459	$324,459

Total	$3,924,640	$1,841,342	$324,459	$6,090,441

Year Ended December 31, 2011
P&C Operations:
Professional	$1,287,231	$213,949	$–	$1,501,180
Casualty	998,326	256,853	–	1,255,179
Property catastrophe	–	387,523	–	387,523
Property	464,576	587,611	–	1,052,187
Marine, energy, aviation and satellite	–	130,855	–	130,855
Specialty	702,604	–	–	702,604
Other (1)	210,990	86,594	–	297,584

Total P&C Operations	$3,663,727	$1,663,385	$–	$5,327,112

Life Operations:
Annuity	$–	$–	$132,232	$132,232
Other Life	–	–	230,786	230,786

Total Life Operations	$–	$–	$363,018	$363,018

Total	$3,663,727	$1,663,385	$363,018	$5,690,130

Year Ended December 31, 2010
P&C Operations:
Professional	$1,316,173	$222,720	$–	$1,538,893
Casualty	879,287	219,154	–	1,098,441
Property catastrophe	–	323,588	–	323,588
Property	416,806	534,422	–	951,228
Marine, energy, aviation and satellite	–	88,855	–	88,855
Specialty	682,518	–	–	682,518
Other (1)	234,354	113,260	–	347,614

Total P&C Operations	$3,529,138	$1,501,999	$–	$5,031,137

Life Operations:
Annuity	$–	$–	$255,905	$255,905
Other Life	–	–	127,019	127,019

Total Life Operations	$–	$–	$382,924	$382,924

Total	$3,529,138	$1,501,999	$382,924	$5,414,061

(1)

Other within the Insurance segment includes: excess and surplus, surety, structured indemnity and certain other discontinued lines. Other within the Reinsurance segment includes: whole account contracts, surety and other lines.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

4. Segment Information (Continued)

The following table shows an analysis of the Company’s net premiums written by geographical location of subsidiary where the premium is written for the years ended December 31:

P&C Operations: (U.S. dollars in thousands)	2012	2011	2010
Bermuda	$644,566	$572,825	$561,514
United States	2,626,856	2,320,274	2,143,240
Europe and other	2,685,599	2,540,289	2,294,834

Total P&C operations	$5,957,021	$5,433,388	$4,999,588

Life Operations: (U.S. dollars in thousands)
Bermuda	$62,660	$75,219	$79,033
Europe and other	261,772	287,143	303,042

Total Life operations	$324,432	$362,362	$382,075

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

5. Investments

(a) Fixed Maturities, Short-Term Investments and Equity Securities

Amortized Cost and Fair Value Summary

The cost (amortized cost for fixed maturities and short-term investments), fair value, gross unrealized gains and gross unrealized (losses), including, OTTI recorded in accumulated other comprehensive income (“AOCI”) of the Company’s available for sale (“AFS”) and held to maturity (“HTM”) investments at December 31, 2012 and December 31, 2011 were as follows:

December 31, 2012 (U.S. dollars in thousands)	Cost or Amortized Cost	Included in AOCI		Fair Value	Non-credit Related OTTI (1)
		Gross Unrealized Gains	Gross Unrealized Losses Related to Changes in Estimated Fair Value
Fixed maturities – AFS
U.S. Government and Government- Related/Supported (2)	$1,906,044	$131,860	$(3,287)	$2,034,617	$–
Corporate (3)(4)(5)	9,837,962	723,028	(78,990)	10,482,000	(11,453)
RMBS – Agency	5,054,097	206,931	(5,535)	5,255,493	–
RMBS – Non-Agency	678,469	46,132	(76,868)	647,733	(93,259)
CMBS	1,010,794	70,745	(4,288)	1,077,251	(2,962)
CDO	784,999	11,973	(87,156)	709,816	(4,872)
Other asset-backed securities (3)	1,426,483	59,663	(15,435)	1,470,711	(6,530)
U.S. States and political subdivisions of the States	1,767,669	146,294	(2,946)	1,911,017	–
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (2)	4,078,289	188,186	(8,193)	4,258,282	–

Total fixed maturities – AFS	$26,544,806	$1,584,812	$(282,698)	$27,846,920	$(119,076)
Total short-term investments (2)	$322,563	$192	$(52)	$322,703	$–
Total equity securities	$617,486	$31,935	$(62)	$649,359	$–

Total investments – AFS	$27,484,855	$1,616,939	$(282,812)	$28,818,982	$(119,076)

Fixed maturities – HTM
U.S. Government and Government- Related/Supported (2)	$10,788	$1,651	$–	$12,439	$–
Corporate (3)	1,425,320	190,871	(794)	1,615,397	–
RMBS – Non-Agency	83,205	10,502	–	93,707	–
CMBS	12,751	2,048	–	14,799	–
Other asset-backed securities (3)	222,340	29,287	(167)	251,460	–
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (2)	1,060,043	216,679	(1,720)	1,275,002	–

Total investments – HTM	$2,814,447	$451,038	$(2,681)	$3,262,804	$–

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

5. Investments (Continued)

(a) Fixed Maturities, Short-Term Investments and Equity Securities (Continued)

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

(2)

U.S. Government and Government-Related/Supported, Non-U.S. Sovereign Government, Provincials, Supranationals and Government-Related/Supported and Total short-term investments includes government-related securities with an amortized cost of $1,912.7 million and fair value of $1,988.5 million and U.S. Agencies with an amortized cost of $404.3 million and fair value of $446.7 million.

(3)

At December 31, 2012, Covered Bonds within Fixed maturities – AFS with an amortized cost of $605.4 million and a fair value of $647.1 million and Covered Bonds within Fixed maturities – HTM with an amortized cost of $8.4 million and a fair value of $8.6 million have been included within Other asset-backed securities to align the Company’s classification to market indices. Covered Bonds were included in Corporate prior to January 1, 2012.

(4)

Included within Corporate are certain medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes have a fair value of $194.3 million and an amortized cost of $194.8 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(5)

Included within Corporate are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments, which are senior to the common and preferred equities of the financial institutions. These securities have a fair value of $308.5 million and an amortized cost of $327.6 million at December 31, 2012.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

5. Investments (Continued)

(a) Fixed Maturities, Short-Term Investments and Equity Securities (Continued)

December 31, 2011 (U.S. dollars in thousands)	Cost or Amortized Cost	Included in AOCI		Fair Value	Non-credit Related OTTI (1)
		Gross Unrealized Gains	Gross Unrealized Losses Related to Changes in Estimated Fair Value
Fixed maturities – AFS
U.S. Government and Government- Related/Supported (2)	$1,864,354	$130,874	$(4,245)	$1,990,983	$–
Corporate (3)(4)(5)	9,866,677	527,192	(285,247)	10,108,622	(51,666)
RMBS – Agency	5,189,473	193,782	(3,849)	5,379,406	–
RMBS – Non-Agency	851,557	19,667	(229,409)	641,815	(116,542)
CMBS	927,684	56,704	(9,553)	974,835	(7,148)
CDO	843,553	6,624	(191,575)	658,602	(4,997)
Other asset-backed securities (3)	1,341,309	30,731	(31,791)	1,340,249	(6,305)
U.S. States and political subdivisions of the States	1,698,573	101,025	(2,220)	1,797,378	–
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (2)	3,188,535	127,439	(17,839)	3,298,135	–

Total fixed maturities – AFS	$25,771,715	$1,194,038	$(775,728)	$26,190,025	$(186,658)
Total short-term investments (2)	$359,378	$519	$(834)	$359,063	$–
Total equity securities	$480,685	$27,947	$(40,435)	$468,197	$–

Total investments – AFS	$26,611,778	$1,222,504	$(816,997)	$27,017,285	$(186,658)

Fixed maturities – HTM
U.S. Government and Government- Related/Supported (3)	$10,399	$1,510	$–	$11,909	$–
Corporate (3)	1,290,209	91,313	(14,433)	1,367,089	–
RMBS – Non-Agency	80,955	6,520	(32)	87,443	–
Other asset-backed securities (3)	288,741	20,875	(320)	309,296	–
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (2)	998,674	127,227	(5,950)	1,119,951	–

Total investments – HTM	$2,668,978	$247,445	$(20,735)	$2,895,688	$–

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

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

(4)

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

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

5. Investments (Continued)

(a) Fixed Maturities, Short-Term Investments and Equity Securities (Continued)

At December 31, 2012 and December 31, 2011, approximately 2.9% and 2.4%, respectively, of the Company’s fixed income investment portfolio at carrying value was invested in securities that were below investment grade or not rated. Approximately 37.7% and 31.4% of the gross unrealized losses in the Company’s fixed income securities portfolio at December 31, 2012 and December 31, 2011, respectively, related to securities that were below investment grade or not rated.

Classification of Fixed Income Securities

During the third quarter of 2011, the Company changed the manner in which it classifies fixed income securities between Fixed maturities and Short-term investments on the balance sheet and the related note disclosure. Short-term investments under the Company’s previous classification comprised investments with a remaining maturity of less than one year from the reporting date. Under this prior presentation, longer term securities were reclassified from Fixed maturities to Short-term investments as they neared maturity. Under the Company’s new classification, Short-term investments include investments due to mature within one year from the date of purchase and are valued using the same external factors and in the same manner as Fixed maturities. No reclassifications are made between Fixed maturities and Short-term investments subsequent to the initial date of purchase.

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

Covered Bonds were included within Corporate securities prior to January 1, 2012. Beginning in 2012, they were classified as Other asset-backed securities to align the Company’s classification to market indices. At December 31, 2011, Covered Bonds with a fair value of $353.9 million have been reclassified from Corporate to Other asset-backed securities to conform to current period presentation.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

5. Investments (Continued)

(a) Fixed Maturities, Short-Term Investments and Equity Securities (Continued)

Contractual Maturities Summary

The contractual maturities of AFS and HTM fixed income securities at December 31, 2012 and December 31, 2011 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(U.S. dollars in thousands)	December 31,2012 (1)		December 31,2011 (1)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturities – AFS
Due less than one year	$1,939,803	$1,952,250	$2,004,395	$2,020,361
Due after 1 through 5 years	8,521,090	8,877,512	7,736,717	7,909,354
Due after 5 through 10 years	4,701,391	5,065,158	3,619,141	3,777,073
Due after 10 years	2,427,680	2,790,996	3,257,886	3,488,330

	$17,589,964	$18,685,916	$16,618,139	$17,195,118
RMBS – Agency	5,054,097	5,255,493	5,189,473	5,379,406
RMBS – Non-Agency	678,469	647,733	851,557	641,815
CMBS	1,010,794	1,077,251	927,684	974,835
CDO	784,999	709,816	843,553	658,602
Other asset-backed securities	1,426,483	1,470,711	1,341,309	1,340,249

Total mortgage and asset-backed securities	$8,954,842	$9,161,004	$9,153,576	$8,994,907

Total fixed maturities – AFS	$26,544,806	$27,846,920	$25,771,715	$26,190,025

Fixed maturities – HTM
Due less than one year	$36,515	$37,580	$11,796	$11,768
Due after 1 through 5 years	195,121	205,562	122,091	123,871
Due after 5 through 10 years	377,541	420,008	393,865	402,424
Due after 10 years	1,886,974	2,239,688	1,771,530	1,960,886

	$2,496,151	$2,902,838	$2,299,282	$2,498,949
RMBS – Non-Agency	83,205	93,707	80,955	87,443
CMBS	12,751	14,799	–	–
Other asset-backed securities	222,340	251,460	288,741	309,296

Total mortgage and asset-backed securities	$318,296	$359,966	$369,696	$396,739

Total fixed maturities – HTM	$2,814,447	$3,262,804	$2,668,978	$2,895,688

(1)

Included in the table above are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments, which are senior to the common and preferred equities of the financial institutions, at their fair value of $308.5 million and $386.1 million at December 31, 2012 and December 31, 2011, respectively. These securities are reflected in the table based on their call date and have net unrealized losses of $19.1 million and $108.8 million at December 31, 2012 and December 31, 2011, respectively.

OTTI Considerations

Under final authoritative accounting guidance, a debt security for which amortized cost exceeds fair value is deemed to be other-than-temporarily impaired if it meets either of the following conditions: (a) the Company intends to sell, or it is more likely than not that the Company will be required to sell, the security before a recovery in value, or (b) the Company does not expect to recover the entire amortized cost basis of the security. Other than in a situation in which the Company has the intent to sell a debt security or more likely than not will be required to sell a debt security, the amount of the OTTI related to a credit loss on the security is recognized in earnings, and the amount of the OTTI related to other factors (e.g., interest rates, market conditions, etc.) is recorded as a component of OCI. The net amount recognized

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

5. Investments (Continued)

(a) Fixed Maturities, Short-Term Investments and Equity Securities (Continued)

in earnings (“credit loss impairment”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment (“NPV”). The remaining difference between the security’s NPV and its fair value is recognized in OCI. Subsequent changes in the fair value of these securities are included in OCI unless a further impairment is deemed to have occurred.

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

Pledged Assets

Certain of the Company’s invested assets are held in trust and pledged in support of insurance and reinsurance liabilities as well as credit facilities. Such pledges are largely required by the Company’s operating subsidiaries that are “non-admitted” under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. Also, certain deposit liabilities and annuity contracts require the use of pledged assets. At December 31, 2012 and December 31, 2011, the Company had $16.9 billion and $17.2 billion in pledged assets, respectively.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

5. Investments (Continued)

(b) Gross Unrealized Losses

The following is an analysis of how long the AFS and HTM securities at December 31, 2012 and December 31, 2011 had been in a continual unrealized loss position:

December 31, 2012 (U.S. dollars in thousands)	Less than 12 months		Equal to or greater than 12 months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments – AFS
U.S. Government and Government-Related/Supported	$307,879	$(2,847)	$9,951	$(471)
Corporate (1)(2)(3)	476,454	(10,603)	607,796	(68,387)
RMBS – Agency	578,823	(4,541)	11,135	(994)
RMBS – Non-Agency	6,674	(450)	448,555	(76,418)
CMBS	92,899	(666)	23,580	(3,622)
CDO	243	(1)	694,351	(87,155)
Other asset-backed securities (3)	111,431	(531)	93,388	(14,904)
U.S. States and political subdivisions of the States	77,273	(1,407)	12,851	(1,539)
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	355,409	(1,378)	131,884	(6,836)

Total fixed maturities and short-term investments – AFS	$2,007,085	$(22,424)	$2,033,491	$(260,326)

Total equity securities (4)	$615	$(62)	$–	$–

Fixed maturities – HTM
Corporate (3)	$4,568	$(31)	$23,005	$(763)
Other asset-backed securities (3)	1,239	(167)	–	–
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	–	–	10,518	(1,720)

Total fixed maturities – HTM	$5,807	$(198)	$33,523	$(2,483)

(1)

Included within Corporate are certain medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes, which are in a gross unrealized loss position, have a fair value of $194.3 million and an amortized cost of $194.8 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(2)

Included within Corporate are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments, which are senior to the common and preferred equities of the financial institutions. These securities, which are in a gross unrealized loss position, have a fair value of $308.5 million and an amortized cost of $327.6 million at December 31, 2012.

(3)

Covered Bonds within Fixed maturities and short-term investments – AFS with a fair value of $647.1 million and Covered Bonds within Fixed Maturities – HTM with a fair value of $8.6 million have been included within Other asset-backed securities to align the Company’s classification to market indices. Covered Bonds were included in Corporate prior to January 1, 2012.

(4)	Included within equity securities are investments in fixed income funds with a fair value of $101.9 million and an amortized cost of $100.0 million at December 31, 2012.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

5. Investments (Continued)

(b) Gross Unrealized Losses (Continued)

December 31, 2011 (U.S. dollars in thousands)	Less than 12 months		Equal to or greater than 12 months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments – AFS
U.S. Government and Government-Related/Supported	$289,260	$(332)	$43,622	$(3,984)
Corporate (1)(2)(3)	1,078,664	(42,151)	1,185,535	(243,683)
RMBS – Agency	310,318	(849)	36,960	(3,000)
RMBS – Non-Agency	106,294	(31,714)	449,138	(197,695)
CMBS	69,109	(2,716)	39,444	(6,837)
CDO	3,357	(2,261)	636,362	(189,456)
Other asset-backed securities (3)	227,098	(3,324)	161,312	(28,467)
U.S. States and political subdivisions of the States	25,309	(199)	27,646	(2,021)
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	265,766	(4,707)	202,890	(13,166)

Total fixed maturities and short-term investments – AFS	$2,375,175	$(88,253)	$2,782,909	$(688,309)

Total equity securities (4)	$361,585	$(40,435)	$–	$–

Fixed maturities – HTM
Corporate (3)	$147,836	$(7,770)	$62,343	$(6,663)
RMBS – Non-Agency	9,372	(32)	–	–
Other asset-backed securities (3)	7,743	(314)	1,106	(6)
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	79,242	(1,206)	18,330	(4,744)

Total fixed maturities – HTM	$244,193	$(9,322)	$81,779	$(11,413)

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

The Company had gross unrealized losses totaling $282.8 million on 1,223 securities out of a total of 7,331 held at December 31, 2012 in its AFS portfolio and $2.7 million on 5 securities out of a total of 206 held in its HTM portfolio, which it considers to be temporarily impaired or with respect to which reflects non- credit losses on OTTI. Individual security positions comprising this balance have been evaluated by management to determine the severity of these impairments and whether they should be considered other-than-temporary. Management believes it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost.

Management, in its assessment of whether securities in a gross unrealized loss position are temporarily impaired, as described above, considers the significance of the impairments. At December 31, 2012, the Company had structured securities with gross unrealized losses of $26.0 million, which had a fair value of

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

5. Investments (Continued)

(b) Gross Unrealized Losses (Continued)

$10.3 million, and a cumulative fair value decline of greater than 50% of amortized cost. All of these securities are mortgage and asset-backed securities. These greater than 50% impaired securities include gross unrealized losses of $10.6 million on non-Agency RMBS, $14.8 million on Core CDOs and $0.6 million of CMBS holdings.

(c) Net Investment Income

Net investment income for the years ended December 31 is derived from the following sources:

(U.S. dollars in thousands)	2012	2011	2010
Fixed maturities, short term investments and cash equivalents	$1,046,255	$1,178,038	$1,245,185
Equity securities and other investments	29,807	17,804	20,693
Funds withheld	12,090	12,240	12,738

Total gross investment income	1,088,152	1,208,082	1,278,616
Investment expenses	(75,804)	(70,313)	(80,578)

Net investment income	$1,012,348	$1,137,769	$1,198,038

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

5. Investments (Continued)

(d) Net Realized Gains (Losses)

The following represents an analysis of net realized gains (losses) and the change in unrealized gains (losses) on investments for the years ended December 31:

(U.S. dollars in thousands)	2012	2011	2010
Net realized gains (losses):
Fixed maturities, short term investments, cash and cash equivalents:
Gross realized gains	$163,328	$185,530	$133,521
Gross realized losses on investments sold	(107,033)	(225,360)	(193,396)
OTTI on investments, net of amounts transferred to other comprehensive income	(74,245)	(159,435)	(197,377)

Net realized gains (losses)	(17,950)	(199,265)	(257,252)
Equity securities:
Gross realized gains	42,009	2,194	11,605
Gross realized losses on investments sold	(7,121)	(4,264)	(11,195)
OTTI on investments, net of amounts transferred to other comprehensive income	(3,746)	–	–

Net realized gains (losses)	31,142	(2,070)	410
Other investments:
Gross realized gains	11,610	18,505	4,889
Gross realized losses on investments sold	(7,983)	(4,792)	(11,094)
OTTI on investments, net of amounts transferred to other comprehensive income	(2,721)	(737)	(7,756)

Net realized gains (losses)	906	12,976	(13,961)

Net realized gains (losses) on investments	14,098	(188,359)	(270,803)
Net realized and unrealized gains (losses) on investment related derivative instruments	(1,228)	(22,981)	(16,321)

Net realized gains (losses) on investments and net realized and unrealized gains (losses) on investment related derivative instruments	12,870	(211,340)	(287,124)

Change in unrealized gains (losses):
Fixed maturities – AFS	884,259	598,542	1,095,762
Fixed maturities – HTM	221,647	212,419	30,039
Equity securities	44,361	(40,518)	22,595
Affiliates and other investments	46,163	25,269	44,314

Net change in unrealized gains (losses) on investments	1,196,430	795,712	1,192,710

Total net realized gains (losses) on investments, net realized and unrealized gains (losses) on investment related derivative instruments, and net change in unrealized gains (losses) on investments	$1,209,300	$584,372	$905,586

The significant components of the net impairment charges of $80.7 million for the year ended December 31, 2012 were:

•

$48.7 million for structured securities, principally non-Agency RMBS, where we determined that the likely recovery on these securities was below the carrying value and, accordingly, recorded an impairment of the securities to the discounted value of the cash flows expected to be received on these securities.

•	$19.1 million related to medium term notes backed primarily by European investment grade credit. On certain notes, management concluded that expected future returns on the underlying assets were

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

5. Investments (Continued)

(d) Net Realized Gains (Losses) (Continued)

not sufficient to support the previously reported amortized cost. We also adjusted the estimated remaining holding period of certain notes resulting in a shorter reinvestment spectrum.

•	$3.7 million related to certain equities as the holdings were in a loss position for more than 11 months.

•	$5.3 million related to currency losses primarily arising on Swiss franc and U.K. sterling denominated securities held in U.S. dollar portfolios.

The following table sets forth the amount of credit loss impairments on fixed income securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Credit Loss Impairments (U.S. dollars in thousands)	2012	2011
Balance at January 1,	$333,379	$426,372
Credit loss impairment recognized in the current period on securities not previously impaired	13,000	28,910
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(114,056)	(209,187)
Credit loss impairments previously recognized on securities impaired to fair value during the period	(271)	–
Additional credit loss impairments recognized in the current period on securities previously impaired	52,869	88,016
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(16,213)	(732)

Balance at December 31,	$268,708	$333,379

During the year ended December 31, 2012 and 2011, the $114.1 million and $209.2 million, respectively, of credit loss impairments previously recognized on securities that matured, or were paid down, prepaid or sold, includes $56.9 million and $128.9 million, respectively, of non-Agency RMBS.

6. Investments in Affiliates

The Company’s investment portfolio includes certain investments over which the company is considered to have significant influence and which, therefore, are accounted for using the equity method. Significant influence is generally deemed to exist where the Company has an investment of 20% or more in the common stock of a corporation or an investment of 3% or more in closed end funds, limited partnerships, LLCs or similar investment vehicles. The Company generally records its alternative and private equity fund affiliates on a one-month and three-month lag, respectively, and its operating affiliates on a three-month lag. See Note 7, “Other Investments” for investments in alternative and private equity funds in which the Company generally owns less than 3% and are accounted for as “Other Investments.”

Investments in affiliates comprised the following at December 31, 2012 and 2011:

(U.S. dollars in thousands)	2012	2011
Investment fund affiliates	$845,197	$768,851
Operating affiliates	281,678	283,878

Total investment affiliates	$1,126,875	$1,052,729

(a) Investment Fund Affiliates

The Company has invested in certain closed end funds, certain limited partnerships, LLCs and similar investment vehicles, including funds managed by certain of its investment manager affiliates. Collectively,

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

6. Investments in Affiliates (Continued)

(a) Investment Fund Affiliates (Continued)

these investments in funds, partnerships and other vehicles are classified as “investment fund affiliates.” The Company’s equity investment in investment fund affiliates and equity in net income (loss) from such affiliates as well as certain summarized financial information of the investee as a whole (shown as “Combined Funds”) are included below:

Year Ended December 31, 2012 (U.S. dollars in thousands, except percentages)	XL Group Investment			Combined Funds
	Carrying Value	Equity in Net Income (Loss) for the Year	Weighted Average XL Percentage Ownership
				Total Net Assets (Estimated) (2)
Alternative Funds (1):
Arbitrage	$131,037	$7,149	3.7%	$3,517,404
Directional	297,535	14,791	5.9%	5,057,381
Event Driven (3)	198,282	13,125	2.4%	8,272,227
Multi-Style	326	(99)	13.5%	2,410

Total alternative funds	$627,180	$34,966	3.7%	$16,849,422
Private Investment Funds (1):	218,017	23,538	17.1%	1,275,543

Total Investment Fund Affiliates	$845,197	$58,504	4.7%	$18,124,965

Year Ended December 31, 2011
Alternative Funds (1):
Arbitrage	$123,969	$1,291	3.4%	$3,678,904
Directional	217,779	9,154	6.0%	3,619,272
Event Driven	229,956	(60)	3.1%	7,472,680
Multi-Style	425	(9)	17.6%	2,410

Total alternative funds	$572,129	$10,376	3.9%	$14,773,266
Private Investment Funds (1):	196,722	15,877	5.1%	3,820,497

Total Investment Fund Affiliates	$768,851	$26,253	4.1%	$18,593,763

(1)	The Company generally records its alternative fund affiliates on a one-month lag and its private investment fund affiliates on a three-month lag.

(2)	Total estimated net assets are generally as at November 30 and September 30, respectively.

(3)

The Company accounts for its investment in certain funds where the ownership percentage is less than three percent using the equity method, where the Company has significant influence over the related investment management company.

Certain funds have a lock-up period and/or may also have the ability to impose a redemption gate. A lock-up period refers to the initial amount of time an investor is contractually required to remain invested before having the ability to redeem. Typically, the imposition of a gate delays a portion of the requested redemption, with the remaining portion settled in cash shortly after the redemption date.

The carrying value of the Company’s holdings in funds that are subject to lockups and/or that have gate provisions in their governing documents as at December 31, 2012 and 2011 was $302.4 million and $419.4 million, respectively. The carrying value of the Company’s holdings in funds where a gate was imposed at December 31, 2012 and 2011 was $1.4 million and nil, respectively.

Certain funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity or convertible debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or other designated account. Typically, the investor loses its redemption rights in the designated account. Only when the illiquid securities in the side-pocket are sold, or otherwise deemed liquid by the fund, may investors redeem that portion of their interest that has been “side-pocketed”. At December 31, 2012 and 2011, the carrying value of our funds held in

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

6. Investments in Affiliates (Continued)

(a) Investment Fund Affiliates (Continued)

side-pockets was $39.7 million and $30.7 million, respectively. The underlying assets within these positions are generally expected to be liquidated over a period of approximately two to four years.

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

The Company’s equity investment in operating affiliates and equity in net income (loss) from such affiliates as well as certain summarized financial information of the investee as a whole are included below:

Year ended December 31, 2012 (U.S. dollars in thousands)	XL Group Investment		Combined Investee Summarized Financial Data (Estimated) (1)
	Carrying Value	Equity in Net Income (Loss) for the Year	Total Assets	Total Liabilities	Total Revenue (Loss)	Net Income (Loss)
Financial operating affiliates	$732	$–	$12,711,762	$12,678,810	$20,467	$6,183
Other strategic operating affiliates	192,792	27,033	2,094,539	1,512,551	698,665	51,702
Investment manager affiliates	88,154	28,777	610,940	37,699	364,551	274,312

Total operating affiliates	$281,678	$55,810	$15,417,241	$14,229,060	$1,083,683	$332,197

Year ended December 31, 2011
Financial operating affiliates	$732	$(1,018)	$11,957,534	$11,931,662	$12,564	$1,115
Other strategic operating affiliates	153,955	20,891	1,295,921	967,264	348,831	48,641
Investment manager affiliates (2)	129,191	56,913	601,511	38,349	319,984	222,260

Total operating affiliates	$283,878	$76,786	$13,854,966	$12,937,275	$681,379	$272,016

(1)	The Company generally records its operating affiliates on a three month lag. Estimated assets and liabilities are generally at September 30, 2012 and 2011, respectively.

(2)

During the year ended December 31, 2012 and 2011 the Company received distributions from its Investment Manager Affiliates of approximately $58.3 million and $23.2 million respectively. During 2011 the Company sold its interests in Finisterre for total proceeds of $35.0 million as explained below at “Investment Manager Affiliates.”

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

Financial Operating Affiliates

The Company had no significant financial operating affiliates during 2012 or 2011 following the sale, during the fourth quarter of 2010, of approximately 76% of its investment in Primus Guaranty, Ltd. (“Primus”), reducing the Company’s ownership interest from 39.7% to 9.8% at December 31, 2010. This sale generated total proceeds of $51.6 million during the year ended December 31, 2010. Given management’s view of the risk exposure, expected losses and the uncertainty facing the entire financial guarantee industry in 2007, the Company had reduced the reported value of its investment in Primus to nil at December 31, 2007. The Company did not record any equity earnings during 2010, 2009 or 2008 in

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

6. Investments in Affiliates (Continued)

(b) Operating Affiliates (Continued)

relation to Primus because of the significant losses and negative book value reported by Primus during these periods. Therefore, the sale in the fourth quarter of 2010 resulted in the recording of a gain of $51.6 million through “Income from operating affiliates.” Subsequent to the sale, the Company’s ownership of Primus shares was accounted for as an available for sale equity security.

Other Strategic Operating Affiliates

The Company’s strategic operating affiliates included an investment in ARX Holding Corporation of 39.7% and 45.7% at December 31, 2012 and 2011, respectively. During 2012, the Company purchased interests in two additional strategic operating affiliates for $20.9 million. During the second quarter of 2010, the Company’s 49.9% investment in the Brazilian joint venture ITAU XL Seguros Corporativos S.A. (“ITAU”) was sold.

Investment Manager Affiliates

During the years ended December 31, 2012, 2011 and 2010, the Company’s larger investment manager affiliates included Highfields Capital, a global equity investment firm, Polar Capital, an investment firm offering traditional and alternative products and HighVista Strategies, a diversified wealth management firm. The Company recorded, through net income in affiliates, other-than-temporary declines in the values of certain investment manager affiliates totaling nil, $0.6 million and $4.4 million, for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Investment Fund Consolidation

During May 2012, the Company invested $25.0 million to obtain an approximately 94% interest in Five Oaks Investment Corp. (“Five Oaks”), a newly formed private investment company. Five Oaks is a mortgage real estate investment trust that is focused on investing in, financing and managing a leveraged portfolio of agency and non-agency residential mortgage-backed securities, residential mortgage loans and other mortgage-related investments. At December 31, 2012, the Company has consolidated Five Oaks resulting in the recording within its balance sheet of: RMBS securities at their fair value of $81.0 million (amortized cost: $77.3 million) within Fixed maturities, $8.4 million of Derivatives, $6.0 million of Cash and cash equivalents, $63.4 million of liabilities related to obligations under repurchase agreements within Other liabilities, and $1.8 million of Non-controlling interest in equity of consolidated subsidiaries. $66.3 million of securities held by Five Oaks and consolidated by the Company are pledged as collateral under the repurchase agreements. The repurchase agreements do not provide the counterparties any recourse to assets of the Company aside from its investment in Five Oaks. Amounts recorded within the Company’s consolidated statement of income related to Five Oaks were immaterial during the year ended December 31, 2012. In addition, during March 2012, the Company purchased an equity interest in Oak Circle Capital Partners (“Oak Circle”), the investment management company that provides portfolio management and other administrative services to Five Oaks. The Company’s investment in Oak Circle is included in investment manager affiliates.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

7. Other Investments

Contained within this asset class are equity interests in investment funds, limited partnerships and unrated tranches of collateralized debt obligations for which the Company does not have sufficient rights or ownership interests to follow the equity method of accounting. The Company accounts for such equity securities at estimated fair value with changes in fair value recorded through AOCI as it has no significant influence over these entities. Also included within other investments are structured transactions that are carried at amortized cost.

Other investments comprised the following at December 31, 2012 and 2011:

Year ended December 31, (U.S. dollars in thousands)	2012	2011
Alternative Investment Funds:
Arbitrage	$278,680	$132,847
Directional	254,616	228,544
Event Driven	96,451	–
Multi-Style	65,125	93,664

Total alternative funds	$694,872	$455,055
Private investment funds	89,469	87,491
Overseas deposits	96,117	91,425
Structured transactions	312,122	323,705
Other	27,299	27,586

Total other investments	$1,219,879	$985,262

(a) Alternative and Private Equity Funds

At December 31, 2012, the alternative fund portfolio, accounted for as other investments, employed four strategies invested in 17 underlying funds, respectively. The Company is able to redeem the hedge funds on the same terms that the underlying funds can be redeemed. In general, the funds in which the Company is invested require at least 30 days notice of redemption, and may be redeemed on a monthly, quarterly, semi-annual, annual or longer basis, depending on the fund.

Certain funds have a lock-up period and/or may also have the ability to impose a redemption gate. A lock-up period refers to the initial amount of time an investor is contractually required to remain invested before having the ability to redeem. Typically, the imposition of a gate delays a portion of the requested redemption, with the remaining portion settled in cash shortly after the redemption date.

The fair value of the Company’s holdings in funds that may be subject to lockups and/or that have gate provisions in their governing documents at December 31, 2012 and 2011 was $335.2 million and $240.0 million, respectively. The Company did not have any holdings in funds where a gate was imposed at December 31, 2012 or 2011.

Certain funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity or convertible debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or other designated account. Typically, the investor loses its redemption rights in the designated account. Only when the illiquid securities in the side-pocket are sold, or otherwise deemed liquid by the fund, may investors redeem that portion of their interest that has been “side-pocketed”. At December 31, 2012 and 2011, the fair value of our funds held in side-pockets was $25.0 million and $28.4 million, respectively. The underlying assets within these positions are generally expected to be liquidated over a period of approximately two to four years.

An increase in market volatility and an increase in the volatility of hedge funds in general, as well as a decrease in market liquidity, could lead to a higher risk of a large decline in the value of the hedge funds in any given time period.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

7. Other Investments (Continued)

(a) Alternative and Private Equity Funds (Continued)

The following represents an analysis of the net realized gains and the net unrealized gains on the Company’s alternative investment funds and private equity funds:

Year ended December 31, (U.S. dollars in thousands)	Net Unrealized Gains (Losses)		Net Realized Gains (Losses)
	2012	2011	2012	2011	2010
Alternative investment funds	$130,702	$96,873	$(2,153)	$10,120	$526
Private investment funds	38,518	33,725	257	3,585	3,049

Total	$169,220	$130,598	$(1,896)	$13,705	$3,575

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

The following table shows a summary of the structured project finance loans for the years ended December 31, 2012 and 2011:

Project Finance Loans (U.S. dollars in thousands)	2012	2011
Aggregate loan value	$36,802	$49,650
Aggregate loan net carrying value	$31,219	$40,483
Opening allowance for loan losses	$(9,167)	$(9,167)
Amounts charged off during the period	3,584	–

Closing allowance for loan losses	$(5,583)	$(9,167)

Number of individual loan participations	4	6
Number of individual loan participations relating to the allowance for loan losses	1	2
Weighted average contractual term to maturity	1.0 years	2.1 years
Weighted average credit rating	BB	BB-
Range of individual credit ratings	BB+ to BB-	BB+ to CCC

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

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

7. Other Investments (Continued)

(c) Structured Transactions (Continued)

National Indemnity Endorsement

On June 9, 2009, XL Specialty Insurance Company (“XL Specialty”), a wholly-owned subsidiary of the Company, entered into an agreement with National Indemnity Company, an insurance company subsidiary of Berkshire Hathaway Inc. (“National Indemnity”). Under the agreement, and a related reinsurance agreement, National Indemnity would issue endorsements (“Endorsements”) to certain directors and officers liability insurance policies known as “Side A” coverage policies underwritten by XL Specialty (the “Facility”) during an eighteen month period that ended in December 31, 2011.

In connection with the Facility, XL Insurance (Bermuda) Ltd (“XLIB”) purchased a payment obligation (the “Obligation”) in an aggregate principal amount of $150 million from National Indemnity. The outstanding Obligation was recorded in Other Investments at an estimated fair value of $128.1 million, pays a coupon of 3.5%, and is being accreted to $150 million over the 11.5 year term of the payment obligation. The difference between the estimated fair value of the Obligation and the cost of that Obligation at the time of the transaction was approximately $21.9 million and was recorded in Other Assets. This difference, together with fees of $2.5 million, was amortized in relation to the earning of the underlying policies written. During the years ended December 31, 2012, 2011 and 2010, amortization of nil, $9.4 million and $9.5 million, respectively, was recorded.

Other Structured Transactions

On July 17, 2009, XLIB, a wholly-owned subsidiary of the Company, purchased notes with an aggregate face amount of $155 million. The carrying value of these notes at December 31, 2012 and 2011 was $147.8 million and $147.5 million, respectively. The issuer of the notes is a structured credit vehicle that holds underlying assets including corporate debt and preferred equity securities, including some securities issued by European financial institutions, as well as project finance debt securities. The notes, which are callable under certain criteria, have a final maturity of July 22, 2039.

These structured transactions are not considered to be fair value measurements under U.S. GAAP and, accordingly, they have been excluded from the fair value measurement disclosures. See Note 3, “Fair Value Measurements,” for details surrounding the estimated fair value of these investments.

(d) Other

The Company regularly reviews the performance of these other investments. The Company recorded losses of $2.7 million, $0.7 million and $7.8 million in the years ended December 31, 2012, 2011 and 2010, respectively, due to other than temporary declines in values of these other investments.

See Note 17 (b), “Commitments and Contingencies – Other Investments,” for further information regarding commitments related to other investments.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

8. Goodwill and Other Intangible Assets

The following table presents an analysis of intangible assets broken down between goodwill, intangible assets with an indefinite life and intangible assets with a definite life for the years ended December 31, 2012, 2011 and 2010:

(U.S. dollars in thousands)	Goodwill	Intangible assets with an indefinite life	Intangible assets with a definite life	Total
Balance at December 31, 2009	$826,009	$15,366	$3,754	$845,129
Amortization	–	–	(1,859)	(1,859)
Foreign Currency Translation	(3,762)	–	–	(3,762)

Balance at December 31, 2010	$822,247	$15,366	$1,895	$839,508
Impairment	(429,020)	–	–	(429,020)
Amortization	–	–	(1,438)	(1,438)
Foreign Currency Translation	(1,729)	–	–	(1,729)

Balance at December 31, 2011	$391,498	$15,366	$457	$407,321
Amortization	–	–	(178)	(178)
Foreign Currency Translation	1,384	–	–	1,384

Balance at December 31, 2012	$392,882	$15,366	$279	$408,527

The Company has goodwill of $392.9 million at December 31, 2012, all related to the Reinsurance segment. The estimated fair values of the reporting units’ carrying goodwill exceeded their estimated net book values at December 31, 2012 and therefore no impairments were recorded during 2012. The Company recorded a non-cash impairment of $429.0 million during the fourth quarter of 2011 to write-off all of the goodwill associated with its Insurance segment reporting unit, as discussed further below. At December 31, 2012 and 2011, the ending goodwill balance is comprised of gross goodwill of $1.8 billion, offset by accumulated impairment charges of $ 1.4 billion.

The Company tests goodwill for impairment on an annual basis as of June 30, during the third quarter, and on an interim basis when certain events or circumstances exist. The Company tests for impairment at the reporting unit level in accordance with the authoritative guidance on intangibles and goodwill. For the Reinsurance segment, a reporting unit is one level below the business segment, while for Insurance, the segment is also the reporting unit. The first step is to identify potential impairment by comparing the estimated fair value of a reporting unit to its estimated book value, including goodwill. The fair value of each reporting unit is derived based upon valuation techniques and assumptions the Company believes market participants would use to value the business and this is then compared to the book value of the business. The Company derives the net book value of its reporting units by estimating the amount of shareholders’ equity required to support the activities of each reporting unit. The estimated fair values of the reporting units are generally determined utilizing methodologies that incorporate price-to-net-tangible-book and price-to-earnings multiples of certain comparable companies in the industry, from an operational and economic standpoint. If such individual reporting unit estimated fair values - combined with an estimate of an appropriate control premium - exceed their related individual reporting unit net book values, goodwill for those individual reporting units is not deemed to be impaired. A control premium represents the value an investor would pay above non- controlling interest transaction prices in order to obtain a controlling interest in the respective company.

However, if the margin calculated between the estimated reporting unit fair value and its net book value indicates a potential impairment or a “close call”, a further analysis of the reporting unit’s estimated fair value is performed, using an entity-specific discounted cash flow methodology. This methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The discounted cash flow methodology uses the Company’s projections of

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

8. Goodwill and Other Intangible Assets (Continued)

financial performance for a ten-year period combined with an estimated terminal value. The most significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value and expected future revenues, gross margins and operating margins, which vary among reporting units. If the individual reporting unit net book values exceed their related individual reporting unit estimated fair values based on this additional methodology, the second step of the goodwill impairment testing process is performed to measure the amount of impairment.

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

At December 31, 2011, the Company updated its impairment analytics utilizing all of the methodologies discussed above. As a result of the analysis performed, the Company concluded that the indicated ranges of fair values of the reporting units within the Reinsurance segment in which goodwill is carried was sufficient to support their goodwill balances; however, the indicated fair value of the Insurance segment reporting unit was not sufficient to support its goodwill balance, and thus did not pass step one of the impairment testing process. Therefore step two was required to quantify the amount of goodwill impairment. Following the step two valuation process, the $429 million carrying value of goodwill was deemed to be impaired. As a result of the continued losses in certain businesses within the segment and continued low industry market valuations, the Company increased the rate of return a market participant would require from that used in previous goodwill testing and decreased the level of control premiums added to market value multiples for the insurance reporting unit. These factors taken together, led to the conclusion that the impairment was required. The assumptions utilized within the Reinsurance segment reporting unit valuations were not modified from those utilized during the third quarter as these units were not impacted by similar underperformance.

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

(U.S. dollars in thousands)	Premiums Written Year Ended December 31,			Premiums Earned Year Ended December 31,
	2012	2011	2010	2012	2011	2010
Direct	$4,733,518	$4,714,588	$4,398,753	$4,604,327	$4,624,557	$4,535,626
Assumed	2,441,612	2,183,696	1,862,578	2,393,490	2,179,555	1,837,528
Ceded	(1,218,109)	(1,464,896)	(1,261,743)	(1,231,835)	(1,477,000)	(1,342,017)

Net	$5,957,021	$5,433,388	$4,999,588	$5,765,982	$5,327,112	$5,031,137

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

9. Reinsurance (Continued)

The Company recorded reinsurance recoveries on losses and loss expenses incurred of $0.6 billion, $1.1 billion and $1.0 billion for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table presents an analysis of total unpaid losses and loss expenses and future policy benefit reserves recoverable for the year ended December 31:

(U.S. dollars in thousands)	2012	2011
P&C operations	$3,361,702	$3,629,928
Life Operations	20,399	25,020

Total unpaid losses and loss expenses recoverable	$3,382,101	$3,654,948

At December 31, 2012 and 2011, the total reinsurance assets of $3.4 billion and $3.9 billion, respectively, included reinsurance receivables for paid losses and loss expenses of $58.4 million and $220.0 million, respectively, with $3.4 billion and $3.7 billion relating to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported for each year end. Although the contractual obligation of individual reinsurers to pay their reinsurance obligations is based on specific contract provisions, the collectability of such amounts requires significant estimation by management. The majority of the balance the Company has accrued as recoverable will not be due for collection until sometime in the future. Over this period of time, economic conditions and operational performance of a particular reinsurer may impact its ability to meet these obligations and while it may continue to acknowledge its contractual obligation to do so, it may not have the financial resources or willingness to fully meet its obligations to the Company.

At December 31, 2012 and 2011, the allowance for uncollectible reinsurance relating to both reinsurance balances receivable and unpaid losses and loss expenses recoverable were $107.9 million and $99.2 million, respectively. To estimate the provision for uncollectible reinsurance recoverable, the reinsurance recoverable must first be allocated to applicable reinsurers. As part of this process, ceded IBNR is allocated by reinsurer. The allocations are generally based on historical relationships between gross and ceded losses. If actual experience varies materially from historical experience, the allocation of reinsurance recoverable by reinsurer will change.

The Company uses a default analysis to estimate uncollectible reinsurance recoverables. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral, and default factors used to determine the portion of a reinsurer’s balance deemed uncollectible. The definition of collateral for this purpose requires some judgment and is generally limited to assets held in trust, letters of credit, and liabilities held by the Company with the same legal entity for which the Company believes there is a right of offset. The Company is the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $1.7 billion at December 31, 2012 and 2011, collateralizing reinsurance recoverables with respect to certain reinsurers. Default factors require considerable judgment and are determined using the current financial strength rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions. The total allowance recorded relating to reinsurance recoverables was $53.3 million and $55.3 million at December 31, 2012 and 2011, respectively.

The Company uses an aging analysis to estimate uncollectible reinsurance balances receivable relating to paid losses in addition to recording allowances relating to any specific balances with known collectability issues, irrespective of aging. The balances are aged from the date the expected recovery was billed to the reinsurer. Provisions are applied at specified percentages of the outstanding balances based upon the aging profile. Allowances otherwise required as a result of the aging process may not be recorded to the extent that specific facts and circumstances exist that lead management to believe that amounts will ultimately be collectible. The total allowance recorded relating to reinsurance balances receivable was $54.6 million and $43.9 million at December 31, 2012 and 2011, respectively.

At December 31, 2012, the use of different assumptions within the model could have a material effect on the bad debt provision reflected in the Company’s Consolidated Financial Statements. To the extent the

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

9. Reinsurance (Continued)

creditworthiness of the Company’s reinsurers was to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than the Company’s bad debt provision. Such an event could have a material adverse effect on the Company’s financial condition, results of operations, and cash flows.

Approximately 91% of the total unpaid loss and loss expense recoverable and reinsurance balances receivable (net of collateral held) outstanding at December 31, 2012 was due from reinsurers with a financial strength rating of “A” or better. The following is an analysis of the total recoverable and reinsurance balances receivable at December 31, 2012, by reinsurers owing 3% or more of such total:

Name of Reinsurer	Reinsurer Financial Strength Rating	% of Total
Munich Reinsurance Company	AA-/Stable	25.4%
Swiss Reinsurance Company	AA-/Stable	11.0%
Lloyd’s Syndicate	A+/Stable	8.0%
Swiss Re Europe S.A.	AA-/Stable	5.5%
Transatlantic Reinsurance Company	A+/Stable	4.0%

The following table sets forth the ratings profile of the reinsurers that support the unpaid loss and loss expense recoverable and reinsurance balances receivable:

Reinsurer Financial Strength Rating	% of Total
AAA	1.2%
AA	53.1%
A	37.1%
BBB	0.3%
BB and below	0.0%
Captives	6.1%
Not Rated	0.2%
Other	2.0%

Total	100.0%

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

10. Losses and Loss Expenses

Unpaid losses and loss expenses for the indicated years ended December 31 are comprised of:

(U.S. dollars in thousands)	2012	2011
Reserve for reported losses and loss expenses	$7,976,121	$8,153,585
Reserve for losses incurred but not reported	12,508,000	12,460,316

Unpaid losses and loss expenses	$20,484,121	$20,613,901

Net losses and loss expenses incurred for the years indicated are comprised of:

(U.S. dollars in thousands)	2012	2011	2010
Loss and loss expenses payments	$4,673,997	$4,911,737	$4,309,523
Change in unpaid losses and loss expenses	(297,660)	260,631	(141,589)
Change in unpaid losses and loss expenses recoverable	279,900	(28,442)	(117,120)
Paid loss recoveries	(890,755)	(1,065,535)	(839,014)

Net losses and loss expenses incurred	$3,765,482	$4,078,391	$3,211,800

The following table represents an analysis of the Company’s paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid losses and loss expenses for the years indicated:

(U.S. dollars in thousands)	2012	2011	2010
Unpaid losses and loss expenses at the beginning of the year	$20,613,901	$20,531,607	$20,823,524
Unpaid losses and loss expenses recoverable	3,629,928	3,649,290	3,557,391

Net unpaid losses and loss expenses at the beginning of the year	$16,983,973	$16,882,317	$17,266,133
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	4,081,377	4,363,258	3,584,662
Prior year	(315,895)	(284,867)	(372,862)

Total net incurred losses and loss expenses	$3,765,482	$4,078,391	$3,211,800
Exchange rate effects	156,206	(130,533)	(125,107)
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	416,844	589,870	442,262
Prior year	3,366,398	3,256,332	3,028,247

Total net paid losses	$3,783,242	$3,846,202	$3,470,509
Net unpaid losses and loss expenses at the end of the year	17,122,419	16,983,973	16,882,317
Unpaid losses and loss expenses recoverable	3,361,702	3,629,928	3,649,290

Unpaid losses and loss expenses at the end of the year	$20,484,121	$20,613,901	$20,531,607

(a) Current year net losses incurred

Current year net losses incurred decreased by $281.9 million in 2012 as compared to 2011. This was mainly as a result of the current year loss ratio excluding prior year development decreasing by 11.1 loss percentage points due to lower losses from natural catastrophes as compared to 2011. In addition, the current year loss ratio excluding natural catastrophes improved in both the Insurance and Reinsurance segments due to lower large property risk losses, as well as business mix changes and other underwriting improvements.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

10. Losses and Loss Expenses (Continued)

(a) Current year net losses incurred (Continued)

Current year net losses incurred increased by $778.6 million in 2011 as compared to 2010. This was mainly as a result of the current year loss ratio excluding prior year development increasing by 10.7 loss percentage points due to higher losses from natural catastrophes as compared to 2010, but also from the following: (i) the Insurance segment in 2011 experienced higher large loss activity in the energy, property and marine businesses, as compared to 2010; and (ii) the Reinsurance segment in 2011 experienced higher levels of large loss events in U.S. property including a deterioration in the performance of a large U.S. agricultural program, higher attritional losses as well as business mix changes, as compared to 2010.

(b) Prior year net losses incurred

The following table presents the net (favorable) adverse prior year loss development of the Company’s loss and loss expense reserves for its property and casualty operations by operating segment for each of the years indicated:

(U.S. dollars in thousands)	2012	2011	2010
Insurance segment	$(140,067)	$(76,516)	$(127,411)
Reinsurance segment	(175,828)	(208,351)	(245,451)

Total	$(315,895)	$(284,867)	$(372,862)

The significant developments in prior year loss reserve estimates for each of the years indicated within the Company’s Insurance and Reinsurance segments are discussed below.

Insurance Segment

The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Insurance segment for the last three years ended December 31:

(U.S. dollars in thousands)	2012	2011	2010
Property	$(46,733)	$(8,922)	$(23,525)
Casualty	(61,633)	34,500	28,987
Professional	(106,368)	(87,520)	(118,552)
Specialty	(61,761)	(71,285)	(66,278)
Other	136,428	56,711	51,957

Total	$(140,067)	$(76,516)	$(127,411)

Net favorable prior year reserve development for the Insurance Segment of $140.1 million for the year ended December 31, 2012 was mainly attributable to the following:

•

For property lines, net prior year development during the year was $46.7 million favorable. This was driven by a release of $26.5 million for the non-catastrophe exposures in the general property, energy and construction books due to better than expected reported loss experience predominantly in the 2011 accident year. It was also driven by releases totaling $19.6 million for the catastrophe exposures, with $12.5 million and $6.1 million arising from the 2010 and 2011 accident years, respectively.

•

For casualty lines, net prior year development during the year was $61.6 million favorable. This was driven by a release of $25.5 million in international primary casualty due to better than expected reported loss experience. The primary casualty releases relate to the 2006 to 2011 accident years. There was also a release of $50.7 million in the excess casualty lines due primarily to better than expected reported loss experience, the majority of which relates to the 2005 and prior accident years. The releases in primary and excess casualty were partially offset by an increase of $15.7 million in

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

10. Losses and Loss Expenses (Continued)

(b) Prior year net losses incurred (Continued)

U.S. middle markets due to worse than expected reported loss experience primarily in the 2006 to 2011 accident years.

•

For professional lines, net prior year development during the year was $106.4 million favorable. This was driven by releases in reserves for clash losses (which cover a number of substantially similar claims against multiple policyholders) in the U.S. and Bermuda core professional businesses totaling $120.8 million. This is comprised of $44.2 million and $37.0 million released from the 2010 and 2011 report years, respectively, to reflect the limited clash events for these years. In addition, $48.4 million was released from the 2007 report year to reflect that subprime claims are developing better than expected. Finally, the 2006 and prior report years were strengthened by $8.8 million to reflect the unfavorable reported loss experience across these years.

In terms of non-clash losses in the core professional businesses, $18.2 million and $19.8 million was released from the U.S. and Bermuda books, respectively, due to better than expected reported loss experience while the International core book was strengthened by $39.5 million due to unfavorable reported loss experience. Although this led to a relatively immaterial $1.5 million strengthening in aggregate across the core professional businesses, this resulted in strengthening between the 2009 and 2011 report years offset by releases in the 2008 and prior report years.

Offsetting the above, the Design portfolio, covering architects’ and engineers’ professional liability, was strengthened by $22.9 million due to worse than expected reported loss experience in the Canadian book partially offset by a release of $9.6 million in the U.S. book as a result of favorable reported loss experience.

•

For specialty lines, net prior year development during the year was $61.8 million favorable. This was driven by releases of $44.0 million, $4.5 million and $4.0 million for the non-catastrophe exposures in aerospace, specie and product recall, respectively, due to continued better than expected reported loss experience in the more recent accident years. It was also driven by a release of $8.6 million in the London Market discontinued political risk book reflecting the limited remaining exposures on this mature portfolio.

•

For other lines, net prior year development during the year was $136.4 million unfavorable. Continued adverse reported loss experience in the excess and surplus lines led to a strengthening of $80.4 million between the 2006 and 2011 accident years. This was primarily driven by strengthening of $36.5 million and $38.4 million in the Apartments and New York Contractors books respectively. The discontinued surety book was strengthened by $44.9 million based on recent settlements while a claims audit led to an increase of $11.8 million in programs predominantly in the more recent accident years.

Net favorable prior year reserve development for the Insurance segment of $76.5 million (corresponding gross development was $23.1 million unfavorable) for the year ended December 31, 2011 was mainly attributable to releases of $87.5 million in professional lines, $71.3 million for specialty lines and $8.9 million for property lines partially offset by strengthening of $34.5 million for casualty lines and $56.7 million for other lines. The professional lines benefitted from releases in reserves for clash losses totaling $88.5 million. Better than expected reported loss experience in the marine, aerospace, specie and discontinued lines led to the release in the specialty lines while the property lines benefited from better than expected reported loss activity for the non-catastrophe exposures. The strengthening in the casualty lines mainly related to adverse development on large excess casualty claims associated with the Deepwater Horizon event in the 2010 accident year totaling $135.6 million gross and $33.4 million net. Adverse development in the excess and surplus lines and run-off surety book of business led to the unfavorable result in other lines.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

10. Losses and Loss Expenses (Continued)

(b) Prior year net losses incurred (Continued)

Net favorable prior year reserve development for the Insurance segment of $127.4 million for the year ended December 31, 2010 was mainly attributable to releases of $118.6 million in professional lines, $66.3 million for specialty lines and $23.5 million for property lines partially offset by strengthening of $29.0 million for casualty lines and $52.0 million for other lines. The favorable professional lines result was driven by lower than expected actual losses in the core professional businesses totaling $216.3 million partially offset by unfavorable development of $63.7 million in the U.S. Private Commercial lines, $27.4 million in the Select portfolio and $6.2 million in the Design portfolio. Lower than expected actual losses in the aerospace, marine, specie, equine and discontinued lines led to the release in the specialty lines while the property lines benefited from lower than expected actual losses for the non-catastrophe exposures. The strengthening in the casualty lines was driven by unfavorable development of $45.1 million in the U.S. risk management lines and $15.5 million in the environmental lines partially offset by a $26.0 million decrease in the uncollectible reinsurance reserve from reduced exposures and lower estimated risk levels from the Swiss operations. An unfavorable settlement in the surety lines and an unfavorable commutation in the financial lines led to the adverse result in other lines.

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

Reinsurance Segment

The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Reinsurance segment for the last three years ended December 31:

(U.S. dollars in thousands)	2012	2011	2010
Property and other short-tail lines	$(107,613)	$(64,267)	$(145,768)
Casualty and other	(68,215)	(144,084)	(99,683)

Total	$(175,828)	$(208,351)	$(245,451)

Net favorable prior year reserve development for the Reinsurance segment of $175.8 million for the year ended December 31, 2012 was mainly attributable to the following:

•	Net favorable prior year development during the year of $107.6 million for the short-tailed lines and details of these by specific lines are as follows:

•

For property catastrophe lines, net prior year development during the year was $16.5 million favorable mainly driven by lower than expected incurred losses for the 2011 and 2005 catastrophe losses on the Bermuda book.

•

For property other lines, net prior year development during the year was $49.0 million favorable mainly due to favorable claim development on the International, North America and Bermuda books offset by some unfavorable claim development on the Latin America book.

•

For marine and aviation lines, net prior year development during the year was $42.2 million favorable due mainly to favorable attritional development of $27.3 million on the International book together with $6.1 million release on prior year large losses. There is an additional $4.9 million favorable prior year development in Bermuda and $4.1 million favorable prior year development in North America.

•	Net favorable prior year development during the year of $68.2 million for the long-tailed lines and details of these by specific lines are as follows:

•

For casualty lines, net prior year development during the year was $60.3 million favorable arising mainly out of the North America book due to more favorable than expected development on the 2003 and 2004 underwriting years.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

10. Losses and Loss Expenses (Continued)

(b) Prior year net losses incurred (Continued)

•	For other lines, net prior year development during the year was $7.9 million favorable mainly driven by $8.4 million release on the Structured Indemnity book.

Net favorable prior year reserve development for the Reinsurance segment of $208.4 million for the year ended December 31, 2011 was attributable to a net favorable prior year development of $64.3 million for the short-tailed lines and a net favorable prior year development of $144.1 million for the long-tailed lines. The net favorable prior year development for short-tailed was explained by $37.3 million in favorable property catastrophe development, by $40.5 million in favorable property other lines releases and was partially offset by $13.5 million in unfavorable marine and aviation development. The net favorable prior year development for long-tailed lines was explained by $109.4 million in favorable casualty lines development and by additional $34.7 million in favorable other lines development mainly due to reserve releases on whole account treaties written on Lloyd’s syndicates for the 2008 underwriting year as well as releases on large losses and trade credit.

Net favorable prior year reserve development for the Reinsurance segment of $245.5 million for the year ended December 31, 2010 was attributable to a net favorable prior year development of $145.8 million for the short-tailed lines and a net favorable prior year development of $99.7 million for the long-tailed lines. The net favorable prior year development for short-tailed lines was explained by $35.6 million net in favorable property catastrophe development, by $87.4 million in favorable property other lines releases and by additional $22.8 million net in favorable marine and aviation development. The net favorable prior year development for long-tailed lines was explained by $25.2 million in favorable casualty and professional development and by additional $74.5 million in favorable other lines development is mainly driven by reserve releases on whole account treaties written in Lloyd’s syndicates.

There is no assurance that conditions and trends that have affected the development of liabilities in the past will continue. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the Company’s historical results.

(c) Exchange rate effects

Exchange rate effects on net loss reserves in each of the three years ended December 31, 2012, 2011 and 2010 related to our global operations primarily where reporting units have a functional currency that is not the U.S. dollar. In 2012, the U.S. dollar was weaker against the major currencies to which we are exposed, including the U.K. sterling, the Euro and the Swiss franc. In 2011, the U.S. dollar was stronger against U.K. sterling, the Euro, the Brazilian real and the Swiss franc, which more than offset losses that were driven by a stronger Australian dollar. In 2010, the U.S. dollar was stronger against the Euro, while weaker against the Swiss franc, Canadian dollar and Brazilian real. These movements in the U.S. dollar gave rise to translation and revaluation exchange movements related to carried loss reserve balances of $156.2 million, $(130.5) million and $(125.1) million in the years ended December 31, 2012, 2011 and 2010, respectively.

(d) Net paid losses

Total net paid losses were $3.8 billion, $3.8 billion and $3.5 billion in 2012, 2011 and 2010, respectively.

(e) Other loss information

The Company did not dispose of or acquire net loss reserves in 2012, 2011 or 2010.

The Company’s net incurred losses and loss expenses include actual and estimates of potential non-recoveries from reinsurers. As at December 31, 2012 and 2011, the reserve for potential non-recoveries

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

10. Losses and Loss Expenses (Continued)

(e) Other loss information (Continued)

from reinsurers was $107.9 million and $99.2 million, respectively. For further information, see Note 9, “Reinsurance.”

Except for certain workers’ compensation (including long term disability) liabilities and certain U.K. motor liability claims, the Company does not discount its unpaid losses and loss expenses.

The Company utilizes tabular reserving for workers’ compensation (including long-term disability) unpaid losses that are considered fixed and determinable, and discounts such losses using an interest rate of 5% in 2012 and 2011. The interest rate approximates the average yield to maturity on specific fixed income investments that support these liabilities. The tabular reserving methodology results in applying uniform and consistent criteria for establishing expected future indemnity and medical payments (including an explicit factor for inflation) and the use of mortality tables to determine expected payment periods. Tabular unpaid losses and loss expenses, net of reinsurance, at December 31, 2012 and 2011 on an undiscounted basis were $645.2 million and $612.9 million, respectively. The related discounted unpaid losses and loss expenses were $343.0 million and $290.3 million at December 31, 2012 and 2011, respectively.

The Company records a specific reserve allowance for Periodical Payment Orders (“PPO”) in the U.K. motor liabilities. This allowance includes the unpaid losses for claims already settled and notified as PPO at December 31, 2012, as well as the unpaid losses for claims to be settled in the future. The future care element of the unpaid losses were discounted using an interest rate of 1.5% at December 31, 2012 reduced from 2% at December 31, 2011 to reflect the increased reserve and the yields obtained on the additional purchase of assets. Unpaid losses and loss expenses, net of reinsurance, at December 31, 2012 and 2011 on an undiscounted basis were $240.0 million and $52.8 million, respectively. After discounting of the future care element the unpaid losses and loss expenses were $148.6 million and $29.6 million at December 31, 2012 and 2011, respectively. The increase in net undiscounted unpaid losses and loss expenses between December 31, 2011 and December 31, 2012 is explained in part by the identification of a proportion of the overall UK motor reserves that will settle as Periodical Payment claims in the future. This is in addition to a revision of the assumptions underlying the PPO reserve calculation and the worse than expected settlement of claims as PPOs during 2012.

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

(f) Discontinued Asbestos and Run-Off Environmental Related Claims

The Company’s reserving process includes a continuing evaluation of the potential impact on unpaid liabilities from exposure to discontinued asbestos and run-off environmental claims, including related loss adjustment expenses. Liabilities are established to cover both known and incurred but not reported claims. The Company’s reserving and exposures to environmental liability business currently written within the NAPC and IPC business groups are not included in this note, which only relates to specific discontinued and/or run-off coverages, not originally written specifically to cover such environmental hazards.

The Company’s exposure to discontinued asbestos and run-off environmental claims arises from the following three sources:

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

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

10. Losses and Loss Expenses (Continued)

(f) Discontinued Asbestos and Run-Off Environmental Related Claims (Continued)

(2)

Winterthur – business of Winterthur purchased by the Company from AXA Insurance (formerly Winterthur Swiss Insurance Company) in 2001. Pursuant to the Sale and Purchase Agreement and related agreements, AXA Insurance reimburses the Company for all asbestos losses.

(3)

During 2006, the Company acquired $40.2 million in losses through a loss portfolio transfer contract of which $18.3 million in losses related to asbestos and environmental claims. Given the terms of the policy, the combined aggregate limit on the total acquired reserves is limited to $60.0 million, not including coverage for claims handling costs over a defined period.

A reconciliation of the opening and closing unpaid losses and loss expenses related to discontinued asbestos and run-off environmental exposure claims for the years indicated is as follows:

Year ended December 31, (U.S. dollars in thousands)	2012	2011	2010
Net unpaid losses and loss expenses at beginning of year	$77,778	$84,075	$100,922
Net incurred losses and loss expenses	6,558	(41)	(130)
Less net paid losses and loss expenses	6,021	6,256	16,718

Net increase (decrease) in unpaid losses and loss expenses	537	(6,297)	(16,848)
Net unpaid losses and loss expenses at end of year	78,315	77,778	84,075
Unpaid losses and loss expenses recoverable at end of year	123,799	134,323	142,037

Gross unpaid losses and loss expenses at end of year	$202,114	$212,101	$226,112

Reserves for incurred but not reported losses, net of reinsurance, included in the above table were $52.2 million, $47.2 million and $54.9 million in 2012, 2011 and 2010, respectively. Unpaid losses recoverable are net of potential uncollectible amounts.

At December 31, 2012, the Company had 1,073 open claim files for potential discontinued asbestos claims exposures and 354 open claim files for potential run-off environmental claims exposures. Approximately 42%, 43% and 44% of the open claim files are due to precautionary claim notices in 2012, 2011 and 2010, respectively. Precautionary claim notices are submitted by the ceding companies in order to preserve their right to receive coverage under the reinsurance contract.

Such notices do not contain an incurred loss amount to the Company. The development of the number of open claim files for potential discontinued asbestos and run-off environmental claims, including precautionary claims, is as follows:

	Asbestos Claims	Environmental Claims
Total number of claims outstanding at December 31, 2009	1,437	484
New claims reported in 2010	125	31
Claims resolved in 2010	(362)	(98)

Total number of claims outstanding at December 31, 2010	1,200	417
New claims reported in 2011	106	36
Claims resolved in 2011	(268)	(91)

Total number of claims outstanding at December 31, 2011	1,038	362
New claims reported in 2012	236	60
Claims resolved in 2012	(201)	(68)

Total number of claims outstanding at December 31, 2012	1,073	354

The Company’s reserving process includes a continuing evaluation of the potential impact on unpaid liabilities from exposure to discontinued asbestos and run-off environmental claims, including related loss adjustment expenses. Liabilities are established to cover both known and incurred but not reported claims.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

10. Losses and Loss Expenses (Continued)

(f) Discontinued Asbestos and Run-Off Environmental Related Claims (Continued)

The estimation of loss and loss expense liabilities for discontinued asbestos and run-off environmental exposures is subject to much greater uncertainty than is normally associated with the establishment of liabilities for certain other exposures due to several factors, including: (i) uncertain legal interpretation and application of insurance and reinsurance coverage and liability; (ii) the lack of reliability of available historical claims data as an indicator of future claims development; (iii) an uncertain political climate which may impact, among other areas, the nature and amount of costs for remediating waste sites; and (iv) the potential of insurers and reinsurers to reach agreements in order to avoid further significant legal costs. Due to the potential significance of these uncertainties, the Company believes that no meaningful range of loss and loss expense liabilities beyond recorded reserves can be established. As the Company’s net unpaid loss and loss expense reserves related to discontinued asbestos and run-off environmental exposures are less than 1% of the total net reserves at December 31, 2012 and 2011, further adverse development is not expected to be material to the Company’s overall net loss reserves. The Company believes it has made reasonable provision for its discontinued asbestos and run-off environmental exposures and is unaware of any specific issues that would significantly affect its estimate for loss and loss expenses.

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

Total deposit liabilities were $1.6 billion for the years ended December 31, 2012 and 2011. Interest expense of $66.3 million, $51.3 million and $54.4 million was recorded related to the accretion of deposit liabilities for the years ended December 31, 2012, 2011 and 2010, respectively.

12. Future Policy Benefit Reserves

Future policy benefit reserves are comprised of the following:

Year ended December 31 (U.S. dollars in thousands)	2012	2011
Traditional Life	805,558	812,628
Annuities	4,006,487	4,032,766

Total future policy benefit reserves	4,812,045	4,845,394

The Company entered into long duration contracts that subject the Company to mortality and morbidity risks and that were accounted for as life premiums earned. Future policy benefit reserves were established using appropriate assumptions for investment yields, mortality, and expenses, including a provision for adverse deviation. The average interest rate used for the determination of the future policy benefits for these contracts was 4.5% at December 31, 2012 and 2011. Total future policy benefit reserves for the year ended December 31, 2012 and 2011 were $4.8 billion. There were normal course releases on single premium annuities in line with the benefits paid and mortality of underlying policyholders, which has been partially offset by foreign exchange movements, resulting in a net decrease of $26.3 million during 2012.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

13. Notes Payable and Debt and Financing Arrangements

At December 31, the Company’s financing structure, which includes senior unsecured notes, bank and loan facilities available from a variety of sources, including commercial banks, and letter of credit facilities was as follows:

(U.S. dollars in thousands)	2012		2011
	Commitment/ Debt	In Use/ Outstanding (1)	Commitment/ Debt	In Use/ Outstanding (1)
Debt:
4-year revolver expiring 2015 (2)	$1,000,000	$–	$1,000,000	$–
6.50% Guaranteed Senior Notes due 2012 (3)	–	–	600,000	599,971
5.25% Senior Notes due 2014	600,000	598,424	600,000	597,501
5.75% Senior Notes due 2021	400,000	396,230	400,000	395,963
6.375% Senior Notes due 2024	350,000	348,701	350,000	348,592
6.25% Senior Notes due 2027	325,000	322,748	325,000	322,591

Total debt	$2,675,000	$1,666,103	$3,275,000	$2,264,618
Adjustment to carrying value – impact of fair value hedges		6,675	–	10,709

Carrying value	$2,675,000	$1,672,778	$3,275,000	$2,275,327

Letters of Credit:
5 facilities – total	$4,000,000	$1,757,250	$4,000,000	$1,871,192

(1)	“In Use” and “Outstanding” data represent December 31, 2012 and 2011 accreted values.

(2)	This credit facility has a $1 billion revolving credit sub-limit.

(3)	The 6.50% Guaranteed Senior Notes were repaid at maturity on January 15, 2012.

(a) Notes Payable and Debt

All outstanding debt of the Company at December 31, 2012, as noted in the table above, was issued by XL-Cayman. At December 31, 2011, all outstanding debt was issued by XL-Cayman except for the $600 million par value 6.5% Guaranteed Senior Notes (the “XLCFE Notes”) which were issued by XL Capital Finance (Europe) plc (“XLCFE”) and were repaid at maturity on January 15, 2012. Both XL-Cayman and XLCFE are 100% owned subsidiaries of XL-Ireland. The XLCFE Notes were fully and unconditionally guaranteed by XL Company Switzerland GmbH. XL-Cayman’s outstanding debt is fully and unconditionally guaranteed by XL-Ireland. The ability of XL-Cayman, like that of the Company’s to obtain funds from its subsidiaries to satisfy any of its obligations under guarantees is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the Company operates, including, among others, Bermuda, the United States, Ireland, Switzerland and the U.K. For details of the required statutory capital and surplus for the principal operating subsidiaries of the Company, see Note 23, “Statutory Financial Data.”

Concurrent with the issuance of ordinary shares and pursuant to the Company’s shelf registration statement, the Company, in August 2008, issued 23.0 million 10.75% Equity Security Units (the “10.75% Units”) in a public offering in order to fund payments in relation to the Master Commutation Release and Restructuring Agreement, dated July 28, 2008, as amended among XL Insurance (Bermuda) Ltd (“XLIB”) and affiliates Syncora Holdings Ltd. and its affiliates (“Syncora”) and certain of Syncora’s credit default swap counterparties (the “Master Agreement”), and remaining net proceeds were used for general corporate purposes. The Company received approximately $557.0 million in net proceeds from the sale of the 10.75% Units after deducting underwriting discounts. Each 10.75% Unit had a stated amount of $25 and consisted of (a) a purchase contract pursuant to which the holder agreed to purchase, for $25, a variable number of shares of the Company’s Ordinary Shares on August 15, 2011 and (b) a one-fortieth, or 2.5%, ownership

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

13. Notes Payable and Debt and Financing Arrangements (Continued)

(a) Notes Payable and Debt (Continued)

interest in a senior note issued by the Company due August 15, 2021 with a principal amount of $1,000. The senior notes were pledged by the holders to secure their obligations under the purchase contract.

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

On September 30, 2011, XL-Cayman issued $400 million aggregate principal amount of 5.75% Senior Notes due 2021 at the issue price of 100% of the principal amount. The 5.75% Senior Notes are fully and unconditionally guaranteed by XL-Ireland. The 5.75% Senior Notes bear interest at a rate of 5.75% per annum, payable semiannually, beginning on April 1, 2012, and mature on October 1, 2021. XL-Cayman may redeem the 5.75% Senior Notes, in whole or part, from time to time in accordance with the terms of the indenture pursuant to which the 5.75% Senior Notes were issued. XL-Cayman received net proceeds of approximately $395.7 million from the offering, which were used to partially repay the $600 million principal amount outstanding of the XLCFE Notes.

(b) Letter of Credit Facilities and Other Sources of Collateral

The Company has several letter of credit facilities provided on a syndicated and bilateral basis from commercial banks. These facilities are utilized primarily to support non-admitted insurance and reinsurance operations in the U.S. and capital requirements at Lloyd’s. The Company’s letter of credit facilities and revolving credit facilities at December 31, were as follows:

(U.S. dollars in thousands)	2012 (1)	2011 (1)
Revolving credit facility (2)	$1,000,000	$1,000,000
Available letter of credit facilities – commitments (3)(4)	$4,000,000	$4,000,000
Available letter of credit facilities – in use	$1,757,250	$1,871,192
Collateralized by certain assets of the Company’s investment portfolio	93.3%	93.8%

(1)	At December 31, 2012 and December 31, 2011, there were five available letter of credit facilities.

(2)	At December 31, 2012 and December 31, 2011, the revolving credit facility was unutilized.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

13. Notes Payable and Debt and Financing Arrangements (Continued)

(b) Letter of Credit Facilities and Other Sources of Collateral (Continued)

(3)

The Company has the option to increase the size of the March 2011 Credit Agreement by an additional $500 million and the size of the facilities under the December 2011 Credit Agreements by an additional $500 million across both such facilities.

(4)	This amount excludes $1.0 billion that is also included in the revolving credit facility above.

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

The 2007 Credit Agreement had provided for letters of credit and for revolving credit loans of up to $750 million with the aggregate amount of outstanding letters of credit and revolving credit loans thereunder not to exceed $3 billion. At the time at which it was terminated and the December 2011 Credit Agreements became effective, there were no outstanding revolving credit loans under the 2007 Credit Agreement. A portion of the letters of credit outstanding under the 2007 Credit Agreement at the time of its termination was continued under the March 2011 Credit Agreement and the remainder was continued under the December 2011 Credit Agreements.

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
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

In general, all of the Company’s bank facilities, indentures and other documents relating to the Company’s outstanding indebtedness (collectively, the “Company’s Debt Documents”), as described above, contain cross acceleration or cross default provisions to each other and the Company’s Debt Documents contain affirmative covenants. These covenants provide for, among other things, minimum required ratings of the Company’s insurance and reinsurance operating subsidiaries and the level of secured indebtedness in the future. In addition, generally each of the Company’s Debt Documents provide for an event of default in the event of a change of control of the Company or some events involving bankruptcy, insolvency or reorganization of the Company. The Company’s credit facilities also contain minimum consolidated net worth covenants.

Under the March 2011 Credit Agreement and December 2011 Credit Agreements, in the event that XL Insurance (Bermuda) Ltd, XL Re Ltd or XL Re Europe Ltd fail to maintain a financial strength rating of at least “A – ” from A.M. Best, an event of default would occur.

Given that all of the Company’s Debt Documents contain cross acceleration or cross default provisions, a default by one of these subsidiaries may result in all holders declaring their debt due and payable and accelerating all debt due under those documents. If this were to occur, the Company may not have funds sufficient at that time to repay any or all of such indebtedness.

In addition, the Company maintains off-balance sheet financing arrangements in the form of a contingent capital facility. For details of this facility, see Note 15, “Off-Balance Sheet Arrangements.”

14. Derivative Instruments

The Company enters into derivative instruments for both risk management and investment purposes. The Company is exposed to potential loss from various market risks, and manages its market risks based on guidelines established by management and the Risk and Finance Committee of the Company’s Board of Directors. The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value with the changes in fair value of derivatives shown in the consolidated statement of income as “net realized and unrealized gains and losses on derivative instruments” unless the derivatives are designated as hedging instruments. The accounting for derivatives that are designated as hedging instruments is described in Note 2(h), “Significant Accounting Policies – Derivative

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

14. Derivative Instruments (Continued)

Instruments.” The following table summarizes information on the location and gross amounts of derivative fair values contained in the consolidated balance sheet as at December 31, 2012 and 2011:

(U.S. dollars in thousands)	December 31, 2012				December 31, 2011
	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)
Derivatives designated as hedging instruments:
Interest rate contracts (2)	$–	$–	$–	$–	$156,271	$109,761	$–	$–
Foreign exchange contracts (2)	670,751	12,511	2,382,507	(23,715)	2,033,428	25,387	457,892	(4,518)

Total derivatives designated as hedging instruments	$670,751	$12,511	$2,382,507	$(23,715)	$2,189,699	$135,148	$457,892	$(4,518)

Derivatives not designated as hedging instruments:
Investment Related Derivatives:
Interest rate exposure	$45,604	$2,060	$26,139	$(253)	$70,978	$1,946	$55,033	$(43)
Foreign exchange exposure	33,007	226	54,449	(1,790)	232,422	3,759	384,592	(11,737)
Credit exposure	25,000	486	436,959	(15,472)	172,500	5,271	449,513	(13,986)
Financial market exposure	72,597	9,559	16,910	–	23,874	615	14,321	–
Financial Operations Derivatives: (3)
Credit exposure (2)	–	–	46,903	–	–	–	81,678	(10,288)
Other Non-Investment Derivatives:
Guaranteed minimum income benefit contract	–	–	69,051	(25,396)	–	–	78,777	(22,490)
Modified coinsurance funds withheld contract	76,975	–	–	–	77,200	–	–	–

Total derivatives not designated as hedging instruments	$253,183	$12,331	$650,411	$(42,911)	$576,974	$11,591	$1,063,914	$(58,544)

(1)

Derivative instruments in an asset or liability position are included within Other assets or Other liabilities, respectively, in the balance sheet on a net basis where the Company has both a legal right of offset and the intentions to settle the contracts on a net basis.

(2)

At December 31, 2012, the Company paid net cash collateral related to these derivative positions of $12.1 million. The assets related to the net collateral paid have been recorded as Other assets within the balance sheet. At December 31, 2011, the Company held net cash collateral of $77.1 million. The collateral balance is included within Cash and cash equivalents and the corresponding liability to return the collateral has been offset against the derivative asset within the balance sheet as appropriate under the netting agreement.

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
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

14. Derivative Instruments (Continued)

(a) Derivative Instruments Designated as Fair Value Hedges (Continued)

The following table provides the total impact on earnings relating to derivative instruments formally designated as fair value hedges along with the impacts of the related hedged items for the years ended December 31, 2012, 2011 and 2010:

(U.S. dollars in thousands)	Hedged Items – Amount of Gain/(Loss) Recognized in Income Attributable to Risk
	Gain/(Loss) Recognized in Income on Derivative	Deposit Liabilities	Fixed Maturity Investments	Notes Payable and Debt	Ineffective Portion of Hedging Relationship – Gain/(Loss)
Derivatives Designated as Fair Value Hedges:
Year Ended December 31, 2012
Interest rate exposure	$1,813
Foreign exchange exposure	(24,183)

Total	$(22,370)	$(6,182)	$23,967	$–	$(4,585)

Year Ended December 31, 2011
Interest rate exposure	$25,680
Foreign exchange exposure	15,135

Total	$40,815	$(27,391)	$(15,299)	$–	$(1,875)

Year Ended December 31, 2010
Interest rate exposure	$94,068
Foreign exchange exposure	19,856

Total	$113,924	$(84,393)	$(27,266)	$(15,940)	$(13,675)

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

The periodic coupon settlements resulted in increases to Net investment income of nil, nil and $2.3 million for the years ended December 31, 2012, 2011 and 2010.

The periodic coupon settlements also resulted in decreases to Interest expense of $4.9 million, $10.2 million and $49.8 million for the years ended December 31, 2012, 2011 and 2010.

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
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

14. Derivative Instruments (Continued)

(a) Derivative Instruments Designated as Fair Value Hedges (Continued)

interest expense, over the remaining terms of the deposit liability contracts. At settlement, the weighted average term remaining to maturity for these contracts was 16.1 years.

A summary of the fair value hedges that have been settled and their impact on results during the year ended December 31, 2012 and 2011 is shown below:

Settlement of Fair Value Hedges – Summary (U.S. dollars in thousands, except years)	Fair Value Hedges – Notes Payable and Debt December 31,		Fair Value Hedges – Deposit Liabilities December 31,
	2012	2011	2012	2011
Cumulative reduction to interest expense	$14,949	$10,915	$21,395	$9,376
Remaining balance	$6,675	$10,709	$211,800	$140,109
Weighted average years remaining to maturity	1.7	2.5	25.3	30.7

(b) Derivative Instruments Designated as Hedges of the Net Investment in a Foreign Operation

The Company utilizes foreign exchange contracts to hedge the fair value of certain net investments in foreign operations. During the year ended December 31, 2012 and 2011, the Company entered into foreign exchange contracts that were formally designated as hedges of investments in foreign subsidiaries, the majority of which have functional currencies of either U.K. sterling or the Euro. There was no ineffectiveness in these transactions.

The following table provides the weighted average U.S. dollar equivalent of foreign denominated net assets that were hedged and the resultant gain (loss) that was recorded in the cumulative translation adjustment account within AOCI for the year ended December 31, 2012 and 2011.

Derivative Instruments Designated as Hedges of the Net Investment in a Foreign Operation – Summary (U.S. dollars in thousands)	2012	2011
Weighted average of U.S. dollar equivalent of foreign denominated net assets	$1,962,076	$1,733,555
Derivative gains (losses) (1)	$(36,649)	$36,836

(1)

Derivative gains (losses) from derivative instruments designated as hedges of the net investment in a foreign operation are recorded in the cumulative translation adjustment account within AOCI for each period.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

14. Derivative Instruments (Continued)

(c) Derivative Instruments Not Formally Designated As Hedging Instruments

The following table provides the total impact on earnings relating to derivative instruments not formally designated as hedging instruments under authoritative accounting guidance and from the ineffective portion of fair value hedges. The impacts are all recorded through Net realized and unrealized gains (losses) on derivatives in the income statement for the years ended December 31, 2012, 2011 and 2010:

(U.S. dollars in thousands)	2012	2011	2010
Net Realized and Unrealized Gains (Losses) on Derivative Instruments
Investment Related Derivatives:
Interest rate exposure	$4,394	$(1,021)	$3,511
Foreign exchange exposure	(1,084)	(302)	(15,642)
Credit exposure	(7,611)	(16,527)	(6,315)
Financial market exposure	3,073	(5,131)	2,125
Financial Operations Derivatives:
Credit exposure	10,511	16,976	(7,281)
Other Non-Investment Derivatives:
Contingent credit facility	–	(6,068)	(8,233)
Guaranteed minimum income benefit contract	(2,906)	(1,300)	1,719
Modified coinsurance funds withheld contract	3,429	4,510	9,948

Total derivatives not designated as hedging instruments	$9,806	$(8,863)	$(20,168)
Amount of gain (loss) recognized in income from ineffective portion of fair value hedges	(4,585)	(1,875)	(13,675)

Net realized and unrealized gains (losses) on derivative instruments	$5,221	$(10,738)	$(33,843)

The Company’s objectives in using these derivatives are explained below.

(d)(i) Investment Related Derivatives

The Company, either directly or through its investment managers, may use derivative instruments within its investment portfolio, including interest rate swaps, inflation swaps, credit derivatives (single name and index credit default swaps), options, forward contracts and financial futures (foreign exchange, bond and stock index futures) and options such derivative instruments, primarily as a means of economically hedging exposures to interest rate, credit spread, equity price changes and foreign currency risk or, in limited instances, for investment purposes. The Company is exposed to credit risk in the event of non-performance by the counterparties under any swap contracts, although the Company generally seeks to use credit support arrangements with counterparties to help manage this risk.

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

Investment Related Derivatives – Foreign Exchange Exposure

The Company has exposure to foreign currency exchange rate fluctuations through its operations and in its investment portfolio. The Company uses foreign exchange contracts to manage its exposure to the effects of fluctuating foreign currencies on the value of certain of its foreign currency fixed maturities primarily within its Life operations portfolio. These contracts are not designated as specific hedges for financial

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

14. Derivative Instruments (Continued)

(d)(i) Investment Related Derivatives (Continued)

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

(d)(ii) Financial Operations Derivatives – Credit Exposure

At December 31, 2012, the Company held one credit derivative exposure, which was written as part of the Company’s previous financial lines business and is outside of the Company’s investment portfolio. This is a European project finance loan participation which benefits from an 80% deficiency guarantee from the German state and federal governments. At December 31, 2011, the Company held two credit derivative exposures, the European project finance loan already mentioned and a credit default swap that was executed in 2000 with underlying collateral being predominantly pools of leveraged loans and bonds, which were fully paid off during 2012, resulting in the Company’s release from its credit default swap. An aggregate summary of the credit derivative exposures at December 31, 2012 and December 31, 2011 is as follows:

(U.S. dollars in thousands, except term to maturity)	2012	2011
Financial Operations Derivatives – Credit Exposure Summary:
Principal outstanding	$44,281	$78,425
Interest outstanding	2,622	3,253

Aggregate outstanding exposure	$46,903	$81,678

Total liability recorded	$–	$10,288
Weighted average contractual term to maturity	4.7 years	5.0 years
Underlying obligations credit rating	BB	BB

At December 31, 2012 and December 31, 2011, there were no reported events of default on these obligations. Credit derivatives are recorded at fair value based upon prices received from the investment bank counterparties and corroborated by using models developed by the Company. Although the Company does not have access to the specific unobservable inputs that may have been used in the value provided by the counterparties, it expects that the significant inputs considered would include changes in interest rates, future default rates, credit spreads, changes in credit quality, future expected recovery rates and other market factors. The change resulting from movements in credit and credit quality spreads is unrealized as the credit derivatives are not traded to realize this resultant value.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

14. Derivative Instruments (Continued)

(d)(iii) Other Non-Investment Derivatives

The Company also has derivatives embedded in certain reinsurance contracts. For a certain life reinsurance contract, the Company pays the ceding company a fixed amount equal to the estimated present value of the excess of guaranteed benefit over the account balance upon the policyholder’s election to take the income benefit. The fair value of this derivative is determined based on the present value of expected cash flows. In addition, the Company has modified coinsurance and funds withheld reinsurance agreements that provide for a return based on a portfolio of fixed income securities. As such, the agreements contain embedded derivatives. The embedded derivative is bifurcated from the funds withheld balance and recorded at fair value with changes in fair value recognized in earnings through Net realized and unrealized gains and losses on derivative instruments.

(e) Contingent Credit Features

Certain derivatives agreements entered into by the Company or its subsidiaries contain rating downgrade provisions that permit early termination of the agreement by the counterparty if collateral is not posted following failure to maintain certain credit ratings from one or more of the principal credit rating agencies. If the Company were required to early terminate such agreements due to a rating downgrade, it could potentially be in a net liability position at the time of settlement. The aggregate fair value of all derivatives agreements containing such rating downgrade provisions that were in a liability position and the collateral posted under any of these agreements as of December 31, 2012 and December 31, 2011 were as follows:

(U.S. dollars in thousands)	2012	2011
Contingent Credit Features – Summary:
Aggregate fair value of derivative agreements with downgrade provisions in a net liability position	$20,366	$15,763
Collateral posted to counterparty	$5,490	$809

15. Off-Balance Sheet Arrangements

There were no material off-balance sheet arrangements at December 31, 2012.

On December 5, 2006, the Company and certain operating subsidiaries (“Ceding Insurers”) entered into a securities issuance agreement (the “Securities Issuance Agreement”), and certain of the Company’s foreign insurance and reinsurance subsidiaries (“Ceding Insurers”) entered into an excess of loss reinsurance agreement (the “Reinsurance Agreement”), with Stoneheath Re (“Stoneheath”). The net effect of these agreements to the Company was the creation of a contingent put option to issue $350.0 million of preference ordinary shares in the aggregate of XL-Cayman. The agreements provided the Company with a Reinsurance Collateral Account in support of certain covered perils named in the Reinsurance Agreement. The covered perils included United States wind, European wind, California earthquake and terrorism worldwide. After an initial three-month period, the covered perils as well as the attachment points and aggregate retention amounts could be changed by the Ceding Insurers in their sole discretion, which could have resulted in a material increase or decrease in the likelihood of payment under the Reinsurance Agreement. On each date on which a Ceding Insurer withdrew funds from the Reinsurance Collateral Account, the Company would have been required to issue and deliver to Stoneheath an amount of Series D Preference Ordinary Shares having an aggregate liquidation preference that is equal to the amount of funds so withdrawn from the Collateral Account. The Company was obligated to reimburse Stoneheath for certain fees and ordinary expenses. The initial term of the Reinsurance Agreement was for the period from the December 5, 2006 through June 30, 2007, with four annual mandatory extensions through June 30, 2011 (unless coverage was exhausted thereunder prior to such date). At the Ceding Insurers’ option, the Reinsurance Agreement was extended to December 31, 2011.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

15. Off-Balance Sheet Arrangements (Continued)

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

16. Variable Interest Entities

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

The Company has a limited number of remaining outstanding credit enhancement exposures, including written financial guarantee and credit default swap contracts. The obligations related to these transactions are often securitized through VIEs. The Company is not the primary beneficiary of these VIEs as contemplated in current authoritative accounting guidance on the basis that management does not believe that the Company has the power to direct the activities, such as asset selection and collateral management, which most significantly impact each entity’s economic performance. For further details on the nature of the obligations and the size of the Company’s maximum exposure, see Note 14, “Derivative Instruments,” and Note 17 (h), “Commitments and Contingencies – Financial and Other Guarantee Exposures.”

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

Reinsurance Assets

The Company’s reinsurance assets resulted from reinsurance arrangements in the course of its operations. A credit exposure exists with respect to reinsurance assets as they may be uncollectible. The Company manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and if necessary, the Company may hold collateral in the form of funds, trust accounts and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. For further details regarding the Company’s reinsurance assets, see Note 9, “Reinsurance.”

Fixed Income Portfolio

The Company did not have an aggregate direct investment in any single corporate issuer in excess of 5% of shareholders’ equity at December 31, 2012 or December 31, 2011. Corporate issuers represent only direct exposure to fixed maturities and short-term investments of the parent issuer and its subsidiaries. These exposures exclude asset and mortgage back securities that were issued, sponsored or serviced by the parent and government-guaranteed issues, but does include covered bonds.

Broker credit risk

In addition, the Company underwrites a significant amount of its insurance and reinsurance property and casualty business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of insurance and reinsurance balances to the Company. During the three years ended December 31, 2012, 2011 and 2010, P&C gross written premiums generated from or placed by the below companies individually accounted for more than 10% of the Company’s consolidated gross written premiums from P&C operations, as follows:

(Percentage of consolidated gross written premiums from P&C operations)	2012	2011	2010
AON Corporation and subsidiaries	22%	20%	21%
Marsh & McLennan Companies	21%	20%	21%
Willis Group and subsidiaries	11%	12%	11%

These companies are large, well established companies and there are no indications that any of them are financially troubled. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written from P&C operations in any of the three years ended December 31, 2012, 2011 and 2010.

(b) Other Investments

The Company has committed to invest in several limited partnerships and provide liquidity financing to a structured investment vehicle. At December 31, 2012, the Company has commitments, which include potential additional add-on clauses, to invest an additional $92.4 million over approximately the next nine years.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

17. Commitments and Contingencies (Continued)

(c) Investments in Affiliates

The Company owns a minority interest in certain closed-end funds, certain limited partnerships and similar investment vehicles, including funds managed by those companies. The Company has commitments, which include potential additional add-on clauses, to invest an additional $49.7 million over approximately the next five years.

(d) Properties

The Company rents space for certain of its offices under leases that expire up to 2031. Total rent expense under operating leases for the years ended December 31, 2012, 2011 and 2010 was approximately $35.6 million, $32.9 million and $31.8 million, respectively. Future minimum rental commitments under existing operating leases are expected to be as follows:

Year Ended December 31, (U.S. dollars in thousands)
2013	$38,096
2014	35,235
2015	31,632
2016	27,137
2017	23,935
2018-2031	108,654

Total minimum future rentals	$264,689

During 2003, the Company entered into a purchase, sale and leaseback transaction to acquire new office space in London. The Company has recognized a capital lease asset of $98.5 million and $100.7 million, and deferred a gain of $29.9 million and $30.6 million related to this lease at December 31, 2012 and 2011, respectively. The gain is being amortized to income in line with the amortization of the asset. The future minimum lease payments in the aggregate are expected to be $222.4 million and annually for the next five years are as follows:

Year Ended December 31, (U.S. dollars in thousands)
2013	$11,927
2014	12,226
2015	12,531
2016	12,845
2017	13,166
2018-2028	159,720

Total minimum future lease payments	$222,415

(e) Tax Matters

XL-Ireland is an Irish corporation and, except as described below, neither it nor its non-U.S. subsidiaries have paid U.S. corporate income taxes (other than withholding taxes on dividend income) on the basis that they are not engaged in a trade or business or otherwise subject to taxation in the United States However, because definitive identification of activities which constitute being engaged in a trade or business in the United States is not provided by the Internal Revenue Code of 1986, regulations or court decisions, there can be no assurance that the Internal Revenue Service will not contend that the Company or its non-U.S. subsidiaries are engaged in a trade or business or otherwise subject to taxation in the United States If the Company or its non-U.S. subsidiaries were considered to be engaged in a trade or business in the United States (and, if the Company or such subsidiaries were to qualify for the benefits under the income tax treaty between the United States and Bermuda and other countries in which the Company operates, such businesses were attributable to a “permanent establishment” in the United States), the

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

17. Commitments and Contingencies (Continued)

(e) Tax Matters (Continued)

Company or such subsidiaries could be subject to U.S. tax at regular tax rates on its taxable income that is effectively connected with its U.S. trade or business plus an additional “branch profits” tax (at a rate as high as 30%) on such income remaining after the regular tax, in which case there could be a significant adverse effect on the Company’s results of operations and financial condition.

(f) Letters of Credit

At December 31, 2012 and 2011, $1.8 billion and $1.9 billion of letters of credit were outstanding, of which 93.3% and 93.8%, respectively, were collateralized by the Company’s investment portfolios, primarily supporting U.S. non-admitted business and the Company’s Lloyd’s syndicates’ capital requirements.

(g) Litigation

The Company and its subsidiaries are subject to litigation and arbitration in the normal course of business. These lawsuits and arbitrations principally involve claims on policies of insurance and contracts of reinsurance and are typical for the Company and for the property and casualty insurance and reinsurance industry in general. Such claims proceedings are considered in connection with the Company’s loss and loss expense reserves. Reserves in varying amounts may or may not be established in respect of particular claims proceedings based on many factors, including the legal merits thereof. In addition to litigation relating to insurance and reinsurance claims, the Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance or reinsurance policies. This category of business litigation typically involves, among other things, allegations of underwriting errors or misconduct, employment claims, regulatory activity, shareholder disputes or disputes arising from business ventures. The status of these legal actions is actively monitored by management.

Legal actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions other than claims proceedings, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company’s financial position or liquidity at December 31, 2012.

If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company’s assessment at December 31, 2012, no such disclosures are considered necessary.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

17. Commitments and Contingencies (Continued)

(h) Financial and Other Guarantee Exposures

Financial Guarantee Exposures

Year Ended December 31, (U.S. dollars in thousands except number of contracts and term to maturity)	2012	2011
Opening number of financial guarantee contracts	4	37
Number of financial guarantee contracts matured, prepaid or commuted during the period	–	(33)

Closing number of financial guarantee contracts	4	4

Principal outstanding	$115,464	$115,464
Interest outstanding	$–	$–

Aggregate exposure outstanding	$115,464	$115,464

Total gross claim liability recorded	$1,399	$1,399
Total unearned premiums and fees recorded	$279	$425
Weighted average contractual term to maturity in years	25.4	26.7

During January 2011, the Company commuted 32 of the 37 financial guarantee transactions that were outstanding at December 31, 2010 and were part of the Company’s legacy financial guarantee business, including three non-performing transactions. This commutation eliminated $41.9 million of notional financial guarantee exposure (including principal and interest) for a payment of $22.1 million. The $22.1 million was included in the gross claim liability at December 31, 2010. In addition, during the fourth quarter of 2011, one guarantee was terminated upon prepayment of the underlying notes.

The Company’s outstanding financial guarantee contracts at December 31, 2012 provide credit support for a variety of collateral types with the exposures comprised of (i) a $108.3 million notional financial guarantee on three notes backed by zero coupon long dated bonds and bank perpetual securities, including some issued by European financials; and (ii) a $7.2 million notional financial guarantee relating to future scheduled repayments on a government-subsidized housing project. At December 31, 2012, there were no reported events of default on these obligations.

Surveillance procedures to track and monitor credit deteriorations in the insured financial obligations are performed by the primary obligors for each transaction on the Company’s behalf. Information regarding the performance status and updated exposure values is provided to the Company on a quarterly basis and evaluated by management in recording claims reserves.

Other Guarantee Exposures

On June 28, 2010, the Company’s subsidiary, XLIB, completed a commutation, termination and release agreement (the “Termination Agreement”) with European Investment Bank (“EIB”) which fully extinguished and terminated all of the guarantees issued to EIB by XLIB in connection with financial guaranty policies between certain subsidiaries of Syncora Holdings and EIB. These guarantees were provided for the benefit of EIB relating to project finance transactions comprised of transportation, school and hospital projects with an average rating of BBB, written between 2001 and 2006 with anticipated maturities ranging between 2027 and 2038. The guarantees had been accounted for under Accounting Standards Codification (“ASC”) section 460-10, Guarantees (previously FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”)

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

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

18. Share Capital

(a) Authorized and Issued

The authorized share capital of XL-Ireland is $9,999,900 and €40,000, divided into: (i) 500,000,000 ordinary shares, par value $0.01 each, (ii) 499,990,000 undesignated shares, par value $0.01 each and (iii) 40,000 subscriber shares, par value €1 each. Holders of ordinary shares are entitled to one vote for each share.

Ordinary Shares

The following table is a summary of ordinary shares issued and outstanding:

(in thousands)	2012	2011
Balance – beginning of year	$315,646	$316,396
Exercise of options	383	72
Net issuance of restricted shares	959	413
Share buybacks (1)	(18,306)	(31,692)
Issue of shares	–	30,457

Balance – end of year	$298,682	$315,646

(1)

Includes share buybacks associated with authorized share buyback programs as well as purchases related to satisfying tax withholding obligations of employees in connection with the vesting of restricted shares granted under the Company’s restricted stock plan.

Ordinary Share Buybacks

On February 27, 2012, the Company announced that the XL-Ireland Board of Directors approved a share buyback program, authorizing the Company to purchase up to $750 million of its ordinary shares (the “February 2012 Program”). This authorization replaced the approximately $190 million remaining under the share buyback program that was authorized in November 2010. During 2012, the Company purchased and canceled 18.3 million ordinary shares under the February 2012 Program for $401.6 million. At December 31, 2012, $348.4 million remained available for purchase under the program. Between January 1 and February 22, 2013 the Company purchased and canceled an additional 3.8 million shares for $98.4 million. All share buybacks were carried out by way of redemption in accordance with Irish law and the Company’s constitutional documents. All shares so redeemed were canceled upon redemption. On February 22, 2013, the Company announced that the XL-Ireland Board of Directors approved a new share buyback program, authorizing the purchase of up to $850 million of its ordinary shares. This replaced the approximately $250 million remaining under the February 2012 Program.

Equity Security Units

In August 2011, in accordance with the terms of the 10.75% equity security units (the “10.75% Units”), XL-Cayman purchased and retired all of the 8.25% senior notes due August 2021 (the “8.25% Senior Notes”) for $575 million in a remarketing. These notes comprised a part of the 10.75% Units. The proceeds from the remarketing were used to satisfy the purchase price for XL-Ireland’s ordinary shares issued to holders of the 10.75% Units pursuant to the forward purchase contracts comprising a part of the 10.75% Units. Each forward purchase contract provided for the issuance of 1.3242 ordinary shares of XL-Ireland at a price of $25 per share. The settlement of the forward purchase contracts resulted in XL-Ireland’s issuance of an aggregate of 30,456,600 ordinary shares for an aggregate purchase price of $575 million. As a result of the settlement of the forward purchase contracts, the 10.75% Units ceased to exist and were no longer traded on the NYSE.

(b) Preferred shares and Non-controlling Interest in Equity of Consolidated Subsidiaries

All of the preferred shares discussed in this section were issued by XL-Cayman. XL-Ireland has no preferred shares outstanding and has never issued any preferred shares.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

Series D Preference Ordinary Shares

On October 15, 2011, XL-Cayman issued $350 million Series D Preference Ordinary Shares for consideration of cash and liquid investments which were held in a trust account that was part of the Stoneheath facility. Holders of the Stoneheath Securities issued by Stoneheath in December 2006 received one Series D Preferred Share in exchange for each Stoneheath Security. Dividends on the Series D Preference Ordinary Shares are declared and paid quarterly at a floating rate of three-month LIBOR plus 3.120% on the liquidation preference. XL-Cayman used the consideration it received as partial funding for the repayment at maturity of the outstanding $600 million XLCFE Notes that were issued by XLCFE, with the balance available for general corporate purposes. For further details regarding Stoneheath, see Note 15, “Off-Balance Sheet Arrangements.” The Series D Preference Ordinary Shares represent non-controlling interests in equity of consolidated subsidiaries.

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

Series E Preference Ordinary Shares

On March 15, 2007, the Company issued 1.0 million Fixed/Floating Series E Perpetual Non-Cumulative preference ordinary shares, par value $0.01 each, with liquidation preference $1,000 per share (the “Series E preference ordinary shares”). The Company received net proceeds of approximately $983.8 million from the offering. The Series E preference ordinary shares are perpetual securities with no fixed maturity date and are not convertible into any of the Company’s other securities. Dividends on the Series E preference ordinary shares are declared and paid semi-annually at a rate of $32.50 per share.

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

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

18. Share Capital (Continued)

(c) Stock Plans

The Company’s performance incentive programs provide for grants of stock options, restricted stock, restricted stock units and performance units and stock appreciation rights. Share-based compensation granted by the Company generally contains a vesting period of three or four years, and certain awards also contain performance conditions. The Company records compensation expense related to each award over its vesting period, incorporating the best estimate of the expected outcome of performance conditions where applicable. Compensation expense is generally recorded on a straight line basis over the vesting period of an award.

In connection with, and effective upon, the completion of the Redomestication, XL-Ireland assumed the existing liabilities, obligations and duties of XL-Cayman under the NAC Re Corp. 1989 Stock Option Plan (the “1989 Plan”), the XL Group plc Amended and Restated 1991 Performance Incentive Program (the “1991 Program”), the XL Group plc Amended and Restated 1999 Performance Incentive Program for Employees (the “1999 Program”), the XL Group plc Directors Stock & Option Plan (the “Directors Plan”), the XL Group plc 2009 Cash Long-Term Incentive Program (the “2009 Program”), the XL Group plc Supplemental Deferred Compensation Plan (the “DC Plan,” and together with the 1989 Plan, 1991 Program, the 1999 Program, the Directors Plan and the 2009 Program, the “Programs”). Furthermore, in connection with, and effective upon, the completion of the Redomestication, the Programs were amended by XL-Cayman, among other things, to (i) provide that XL-Ireland and its Board of Directors will succeed to all powers, authorities and obligations of XL-Cayman and its Board of Directors under each Program, (ii) provide that the securities to be issued pursuant to each Program will consist of ordinary shares of XL-Ireland and (iii) otherwise to reflect the completion of the Redomestication.

(d) Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2012	2011	2010
Dividend yield	1.90%	1.90%	3.25%
Risk free interest rate	1.15%	2.60%	2.67%
Volatility	46.00%	50.03%	71.09%
Expected lives	6.0 years	6.0 years	6.0 years

The risk free interest rate is based on U.S. Treasury rates. The expected lives are estimated using the historical exercise behavior of grant recipients. The expected volatility is determined based upon a combination of the historical volatility of the Company’s stock and the implied volatility derived from publicly traded options.

The following is a summary of the stock option plans for the three years ended December 31:

(U.S. Dollars in thousands except for weighted average fair value)	2012	2011	2010
Options granted to purchase ordinary shares under directors and employees incentive compensation plans	1,209	974	1,023
Weighted average grant date fair value	$7.65	$9.81	$9.17
Total intrinsic value of stock options exercised	$3,357	$301	$667
Options exercised during the year	383	72	91
Compensation expense related to stock option plans	$7,716	$11,848	$12,766
Estimated tax benefit related to stock option plans	$26	$722	$2,347

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

18. Share Capital (Continued)

(d) Options (Continued)

The following is a summary of the stock options at December 31, 2012, and related activity for the year then ended for the Company:

(U.S. Dollars in thousands, except for option price and term)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding – beginning of year	12,997	$46.30	4.9 years	$20,585
Granted	1,209	20.71
Exercised	(383)	14.49
Canceled/Expired	(1,732)	89.90

Outstanding – end of year	12,091	$38.50	5.0 years	$46,803

Options exercisable	9,856	$42.50	4.2 years	$37,435

Available for grant (1)	15,695

(1)	Available for grant includes shares that may be granted as either stock options, restricted stock, restricted stock units or performance units.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the 2012 fiscal year and the exercise price, multiplied by the number of in-the-money-options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012. Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $9.9 million at December 31, 2012, related to approximately 2.2 million options, which is expected to be recognized over a weighted- average period of 1.3 years. The exercise price of the Company’s outstanding options granted is the market price of the Company’s ordinary shares on the grant date, except that during 2004, 295,000 options were granted with an exercise price of $88.00 when the market price was $77.10.

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

A summary of the restricted stock awards issued under the 1991 Performance Incentive Program and the Directors Stock and Option Plan for the three years ended December 31 is as follows:

(In thousands except for weighted average fair value)	2012	2011	2010
Restricted ordinary shares granted	325	49	63
Weighted average grant date fair value	$20.92	$23.33	$17.26
Aggregate grant date fair value	$6,811	$1,140	$1,080
Compensation expense related to restricted stock awards	$5,399	$7,101	$18,420
Estimated tax benefit related to restricted stock awards	$1,113	$1,546	$4,645

Total unrecognized stock based compensation expense related to non-vested restricted stock awards was approximately $5.8 million at December 31, 2012, related to approximately 0.5 million restricted stock awards, which is expected to be recognized over 1.4 years.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

18. Share Capital (Continued)

(e) Restricted Stock, Restricted Stock Units and Performance Units (Continued)

Non-vested restricted stock awards at December 31, 2012 and for the year then ended for the Company were as follows:

(In thousands except for weighted average grant date fair value)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	390	$42.86
Granted	325	$20.92
Vested	(161)	$31.08
Forfeited	(4)	$43.06

Unvested at December 31, 2012	550	$33.34

Restricted Stock Units

Each restricted stock unit represents the Company’s obligation to deliver to the holder one ordinary share upon satisfaction of the three-year vesting term. Restricted stock units are granted at the closing market price on the day of grant and entitle the holder to receive dividends declared and paid in the form of additional ordinary shares contingent upon vesting.

A summary of the restricted stock units issued to officers of the Company and its subsidiaries for the three years ended December 31 is as follows:

(In thousands)	2012	2011	2010
Restricted stock units granted	1,312	1,318	1,392
Aggregate grant date fair value	$27,194	$30,027	$25,887
Compensation expense related to restricted stock units	$24,451	$15,033	$5,862
Estimated tax benefit related to restricted stock units	$6,501	$3,998	$1,557

Total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $32.5 million as of the end of December 31, 2012, related to approximately 2.4 million restricted stock units, which is expected to be recognized over 1.3 years.

Non-vested restricted stock units as of December 31, 2012 and for the year then ended for the Company were as follows:

(In thousands except for weighted average grant date fair value)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	2,063	$21.13
Granted	1,312	$20.72
Vested	(836)	$20.73
Forfeited	(93)	$21.42

Unvested at December 31, 2012	2,446	$21.04

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

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

18. Share Capital (Continued)

(e) Restricted Stock, Restricted Stock Units and Performance Units (Continued)

(In thousands)	2012	2011	2010
Performance units granted	1,527	1,289	1,579
Potential maximum share payout	3,054	2,578	3,158
Aggregate grant date fair value	$29,537	$28,544	$27,160
Compensation expense related to performance units	$9,919	$7,242	$7,009
Estimated tax benefit related to performance units	$1,943	$1,419	$1,470

Total unrecognized stock-based compensation expense related to non-vested performance units was approximately $27.2 million as of the end of December 31, 2012, related to approximately 2.5 million performance units, which is expected to be recognized over 1.9 years. Non-vested restricted performance units as of December 31, 2012 were as follows:

(In thousands except for weighted average grant date fair value)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	1,735	$19.47
Granted	1,527	$19.34
Vested	(7)	$17.20
Forfeited	(98)	$20.34
Performance driven reduction	(601)	$18.24

Unvested at December 31, 2012	2,556	$20.07

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

(a) Defined contribution plans

The Company has qualified defined contribution plans which are managed externally and whereby employees and the Company contribute a certain percentage of the employee’s gross compensation (base salary and annual bonus) into the plan each month. The Company’s contribution generally vests over five years. The Company’s expenses for its qualified contributory defined contribution retirement plans were $53.6 million, $42.4 million and $37.8 million at December 31, 2012, 2011 and 2010, respectively.

(b) Defined benefit plans

The Company maintains defined benefit plans that cover certain employees as follows:

U.S. Plan

A qualified non-contributory defined benefit pension plan exists to cover a number of its U.S. employees. The plan was curtailed in 2002 and was closed to new entrants at that time. Under the terms of the curtailment, existing plan participants were no longer entitled to earn additional defined benefits for future services performed after the curtailment date; however, accrued benefits are eligible for annual cost-of-living increases. This plan also includes a non-qualified supplemental defined benefit plan designed to compensate individuals to the extent that their benefits under the Company’s qualified plan are curtailed due to IRS Code limitations. Benefits are based on years of service and compensation, as defined in the plan, during the highest consecutive three years of the employee’s last ten years of employment. Under

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

19. Retirement Plans (Continued)

(b) Defined benefit plans (Continued)

these plans, the Company’s policy is to make annual contributions to the plan that are deductible for federal income tax purposes and that meet the minimum funding standards required by law. The contribution level is determined by utilizing the entry age cost method and different actuarial assumptions than those used for pension expense purposes.

In addition, certain former employees have received benefit type guarantees, not formally a part of any established plan. The liability recorded with respect to these agreements as at both December 31, 2012 and 2011 was $3.3 million, respectively, representing the entire unfunded projected benefit obligations.

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

	2012	2011
Net Benefit Cost – Weighted-average assumptions for the years ended December 31
Discount rate	4.4%	5.6%
Expected long-term rate of return on plan assets	8.0%	8.0%
Benefit Obligation – Weighted-average assumptions at December 31
Discount rate	4.0%	4.4%

The U.S. Plan assets at December 31, 2012 and 2011 consist of two mutual funds. The first fund employs a core bond portfolio strategy that seeks maximum current income and price appreciation consistent with the preservation of capital and prudent risk taking with the focus on intermediate – term high quality bonds.

The second fund seeks long term growth of capital by investing in a diversified group of domestic and international companies. Using a quantitative approach, portfolio managers identify companies that they believe have favorable prospects for above average growth.

The fair value of the U.S. Plan assets at December 31, 2012 and 2011 was $29.8 million and $25.9 million, respectively. As both of the retirement plan’s investments are mutual funds, they fall within Level 1 in the fair value hierarchy.

U.K. Plans

A contributory defined benefit pension scheme exists in the U.K. (the “Scheme”), but has been closed to new entrants since 1996. The Scheme has approximately 90 members, of whom approximately 55 are active or deferred members of the Scheme. Benefits are based on length of service and compensation as defined in the Trust Deed and Rules, and the Scheme is subject to triennial funding valuations, the most recent of which was conducted in 2010 and was reported in 2011. The $4.5 million deficit is being funded over a ten-year period. Current contribution rates are 24.6% and 3% of pensionable salary for employer and employee respectively.

The U.K. pension plan assets are held in a separate trustee administered fund to meet long term liabilities to past and present employees. The table below shows the composition of the Scheme’s assets and the fair value of each major category of plan assets as of December 31, 2012 and 2011, as well as the potential returns of the different asset classes. The totals of the asset values held in various externally managed portfolios are provided by third party pricing vendors. There is no significant concentration of risk within plan assets. The assets in the scheme and the expected rates of return were as follows:

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

19. Retirement Plans (Continued)

(b) Defined benefit plans (Continued)

(U.S. dollars in thousands, except percentages)	Expected Return on Assets for 2012	Weighted Value at December 31, 2012	Expected Return on Assets for 2011	Weighted Value at December 31, 2011
Equities	6.8%	$6,149	7.0%	$6,351
Gilts	3.0%	1,700	4.0%	1,350
Corporate Bonds	4.7%	1,566	5.5%	1,381
Other (cash)	3.5%	68	4.0%	12

Total market value of assets		$9,483		$9,094

In addition, during 2003 six members, five of whom are still employed by the Company in the U.K., transferred from a defined benefit plan into a defined contribution plan. These employees have a contractual agreement with the Company that provides a “no worse than final salary pension” guarantee in the event that they are employed by the Company until retirement, whereby the Company guarantees to top-up their defined contribution pension to the level of pension that they would have been entitled to receive had they remained in the defined benefit scheme. The pension liability recorded with respect to these individuals was $3.5 million and $3.3 million at December 31, 2012 and 2011, respectively, representing the entire unfunded projected obligation.

European Plans

Certain contributory defined benefit pension plans exist in several European countries, most notably Germany, which are closed to new entrants. Benefits are generally based on length of service and compensation defined in the related agreements. Included in the projected obligation amounts of $83.1 million and $72.3 million at December 31, 2012 and 2011, respectively, in the table below, are total unfunded projected obligations in relation to the European defined benefit schemes of $18.5 million and $14.6 million, respectively.

As a part of the purchase of XL GAPS, the Company acquired certain defined benefit pension liabilities. The related balances are not included in the tables below as the liabilities are insured under an annuity type contract.

The status of all the Company’s retirement plans at December 31, 2012 and 2011 is as follows:

(U.S. dollars in thousands)	2012	2011
Change in projected benefit obligation:
Projected benefit obligation – beginning of year	$72,267	$66,327
Service cost (1)	1,291	919
Interest cost	3,557	3,393
Actuarial (gain) / loss	7,922	3,837
Benefits and expenses paid	(2,069)	(1,612)
Foreign currency (gains) / losses	1,086	(597)
Settlements	(971)	–

Projected benefit obligation – end of year	$83,083	$72,267

(1)	Service costs include cost of living adjustments on curtailed plans.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

19. Retirement Plans (Continued)

(b) Defined benefit plans (Continued)

(U.S. dollars in thousands)	2012	2011
Change in plan assets:
Fair value of plan assets – beginning of year	$34,956	$33,294
Actual return on plan assets	3,101	969
Employer contributions	2,133	1,941
Benefits and expenses paid	(1,258)	(1,132)
Foreign currency gains / (losses)	381	(117)

Fair value of plan assets – end of year	$39,313	$34,955

Funded status – end of year	$(43,770)	$(37,312)

Accrued pension liability	$43,770	$37,312

The components of the net benefit cost for the years ended December 31, 2012 and 2011 are as follows:

(U.S. dollars in thousands)	2012	2011
Components of net benefit cost:
Service cost	$1,291	$919
Interest cost	3,557	3,337
Expected return on plan assets	(3,028)	(1,558)
Amortization of net actuarial loss	915	373
Transfer from AOCI	3,363	–

Net benefit cost	$6,098	$3,071

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

20. Accumulated Other Comprehensive Income (Loss)

The related tax effects allocated to each component of the change in accumulated other comprehensive income (loss) were as follows:

(U.S. dollars in thousands)	Before Tax Amount	Tax (Benefit) Expense	Net of Tax Amount
Year Ended December 31, 2012:
Unrealized gains on investments:
Unrealized gains (losses) arising during year	$985,543	$(7,348)	$992,891
Less reclassifications for (losses) realized in income	14,098	(24,137)	38,235

Net unrealized gains (losses) on investments	971,445	16,789	954,656
Change in value cash flow hedge	439	–	439
Change in underfunded pension liability	(9,985)	–	(9,985)
Foreign currency translation adjustments	(6,448)	1,715	(8,163)

Change in accumulated other comprehensive income	$955,451	$18,504	$936,947

Year Ended December 31, 2011:
Unrealized gains on investments:
Unrealized gains (losses) arising during year	$384,495	$51,775	$332,720
Less reclassifications for (losses) realized in income	(188,359)	(9,927)	(178,432)

Net unrealized gains (losses) on investments	572,854	61,702	511,152
Change in value cash flow hedge	439	–	439
Change in underfunded pension liability	(2,622)	–	(2,622)
Foreign currency translation adjustments	(25,598)	1,102	(26,700)

Change in accumulated other comprehensive income	$545,073	$62,804	$482,269

Year Ended December 31, 2010:
Unrealized gains on investments:
Unrealized gains (losses) arising during year	$968,891	$36,122	$932,769
Less reclassifications for (losses) realized in income	(270,803)	(5,369)	(265,434)

Net unrealized gains (losses) on investments	1,239,694	41,491	1,198,203
Change in value cash flow hedge	439	–	439
Change in net unrealized gain on future policy benefit reserves	(3,714)	–	(3,714)
Change in underfunded pension liability	(2,619)	–	(2,619)
Foreign currency translation adjustments	54,641	3,688	50,953

Change in accumulated other comprehensive income	$1,288,441	$45,179	$1,243,262

The December 31, 2012, 2011 and 2010 balance of each component of accumulated other comprehensive income (loss) were as follows:

(U.S. dollars in thousands)	2012	2011	2010
Accumulated unrealized gains (losses) on investments, net of tax	$1,597,823	$710,447	$238,751
OTTI losses recognized in other comprehensive income, net of tax	(121,371)	(188,651)	(228,107)
Accumulated foreign currency translation	69,391	77,554	104,254
Accumulated underfunded pension liability	(27,506)	(17,521)	(14,899)
Accumulated cash flow hedge	1,674	1,235	796

Total	$1,520,011	$583,064	$100,795

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

21. Dividends

In 2012, four quarterly dividends of $0.11 per share were paid to all ordinary shareholders of record as of March 15, June 15, September 14 and December 14. In 2011, four quarterly dividends of $0.11 per share were paid to all ordinary shareholders of record as of March 15, June 15, September 15 and December 15. In 2010, four quarterly dividends of $0.10 per share were paid to all ordinary shareholders of record as of March 15, June 15, September 15 and December 15.

The Company paid dividends to Series C, Series D and Series E preference shareholders for the three years ended December 31, as follows:

(U.S. dollars in millions)	2012	2011	2010
Series C preference ordinary shares (1)	$–	$5.3	$7.9
Series D preference ordinary shares (2) (3)	$14.0	$–	$–
Series E preference ordinary shares (4)	$65.1	$66.2	$69.9

(1)	At December 31, 2011, no Series C preference ordinary shares were outstanding.

(2)

On October 26, 2012, the Company announced that the Board of Directors of XL-Cayman resolved to pay a dividend of $8.8173 per share on XL-Cayman’s Series D Preference Ordinary Shares. The dividend was paid on January 15, 2013 to all shareholders of record as of January 1, 2013.

(3)

On February 22, 2013, the Company announced that the Board of Directors of XL-Cayman resolved to pay a dividend of $8.5575 per share on XL-Cayman’s Series D Preference Ordinary Shares. The dividend will be paid on April 15, 2013 to all shareholders of record as of April 1, 2013.

(4)

On February 22, 2013, the Company announced that the Board of Directors of XL-Cayman resolved to pay a dividend of $32.50 per share on XL-Cayman’s Series E Preference Ordinary Shares. The dividend will be paid on April 15, 2013 to all shareholders of record as of April 1, 2013.

22. Taxation

Following completion of the Redomestication, with effect from July 1, 2010, the Company is subject to income and capital gains tax in Ireland under applicable Irish law. Prior to July 1, 2010, the Company was resident for tax purposes in the Cayman Islands and in accordance with Cayman law, was not subject to any taxes in the Cayman Islands on either income or capital gains.

The Company’s Bermuda subsidiaries are not subject to any income, withholding or capital gains taxes under current Bermuda law. In the event that there is a change such that these taxes are imposed, the Bermuda subsidiaries would be exempted from any such tax until March 2035 pursuant to the Bermuda Exempted Undertakings Tax Protection Act 1966, and the Exempted Undertakings Tax Protection Amendment Act 2011.

The Company’s U.S. subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The provision for federal income taxes has been determined under the principles of the consolidated tax provisions of the U.S. Internal Revenues (“IRS”) Code and Regulations thereunder.

The Company has operations in subsidiary and branch form in various other jurisdictions around the world, including but not limited to the U.K., Switzerland, Ireland, Germany, France, Canada, Brazil and various other countries in Latin America and Asia that are subject to relevant taxes in those jurisdictions.

Deferred income taxes have not been accrued with respect to certain undistributed earnings of foreign subsidiaries. If the earnings were to be distributed, as dividends or otherwise, such amounts may be subject to withholding taxation in the jurisdiction of the paying entity. During 2010, the Company revised its capital strategy such that it is no longer able to positively assert that all earnings arising in the U.S. will be permanently reinvested in that jurisdiction and, accordingly, a provision for withholding taxes arising in respect of U.S. earnings has been made. No withholding taxes are accrued with respect to the earnings of the Company’s subsidiaries arising outside the U.S., as it is the intention that all such earnings will remain reinvested indefinitely.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

22. Taxation (Continued)

The Company’s current corporate structure is such that distribution of earnings from subsidiaries located outside of the United States would not be subject to significant incremental taxation. It is not practicable to estimate the amount of additional withholding taxes that might be payable on such earnings due to a variety of factors, including the timing, extent and nature of any repatriation.

The Company adopted the provisions of the final authoritative guidance on accounting for uncertainty in income taxes, on January 1, 2007. The Company did not recognize any liabilities for unrecognized tax benefits as a result of its implementation and has not recognized any liabilities in subsequent accounting periods. The Company’s policy is to recognize any interest accrued related to unrecognized tax benefits as a component of interest expense and penalties accrued related to unrecognized tax benefits in the tax charge. At December 31, 2012 and 2011, the Company has no accrued liabilities for tax, interest and penalties relating to unrecognized tax benefits.

The Company has open examinations by tax authorities in the U.S. (2010), Ireland (2006 to 2009), the U.K. (2007 to 2010), Germany (2006 to 2009), Switzerland (2009 and 2010), India (2006 to 2011) and Singapore (2010). The Company believes that these examinations will be concluded within the next 24 months; however, it is not currently possible to estimate the outcome of these examinations.

The Company has open tax years that are potentially subject to examinations by local tax authorities, in the following major tax jurisdictions: the U.S. 2011 and 2012; the U.K., 2011 and 2012; Switzerland, 2008 to 2012; Ireland, 2008 to 2012; Germany, 2010 to 2012; and France, 2008 to 2012.

The Company’s income (loss) before income tax was distributed for the years ended December 31, 2012, 2011 and 2010 as follows:

Income (loss) before income tax: (U.S. dollars in thousands)	2012	2011	2010
U.S.	$52,258	$(99,309)	$170,080
Non U.S.	712,158	(244,867)	636,038

Total	$764,416	$(344,176)	$806,118

The income tax provisions for the years ended December 31, 2012, 2011 and 2010 are as follows:

(U.S. dollars in thousands)	2012	2011	2010
Current expense:
U.S.	$13,105	$9,138	$40,413
Non U.S.	44,475	87,220	35,113

Total current expense	$57,580	$96,358	$75,526

Deferred expense (benefit):
U.S.	$(56,646)	$(5,550)	$18,225
Non U.S.	33,094	(31,101)	68,986

Total deferred expense (benefit)	$(23,552)	$(36,651)	$87,211

Total tax expense	$34,028	$59,707	$162,737

The weighted average expected tax provision has been calculated using the pre-tax accounting income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The applicable statutory tax rates of the most significant jurisdictions contributing to the overall taxation of the Company are: Ireland 12.5% and 25%, Bermuda 0%, the U.S. 35%, the U.K. 24.5%, Switzerland 7.83% and 21.2%, Germany 15%, and France 36.13%. Reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the years ended December 31, 2012, 2011 and 2010 is provided below:

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

22. Taxation (Continued)

(U.S. dollars in thousands)	2012	2011	2010
Expected tax provision at weighted average rate	$53,358	$(66,493)	$80,225
Permanent differences:
Non-taxable investment income (loss)	(16,717)	(14,246)	(10,176)
Non-taxable income (loss)	(25,711)	(3,265)	3,838
Prior year adjustments	(622)	(9,206)	16,594
Prior year adjustments on completion of IRS examinations	(19,192)	–	–
State, local and foreign taxes	18,312	42,581	44,122
Valuation allowance	(16,644)	24,990	1,346
Allocated investment income	41,727	21,483	12,386
Stock options	4,749	5,840	3,323
Non-deductible expenses	16,145	12,901	11,079
Realized capital loss carry-forward valuation allowance reduction	(24,473)	–	–
Non-deductible goodwill impairment	–	57,069	–
Non-taxable reserve release	3,096	(11,947)	–

Total tax expense	$34,028	$59,707	$162,737

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2012 and 2011 were as follows:

(U.S. dollars in thousands)	2012	2011
Deferred tax asset:
Net unpaid loss reserve discount	$108,285	$108,981
Net unearned premiums	70,071	62,162
Compensation liabilities	56,245	35,830
Net operating losses	83,061	263,600
Investment adjustments	12,927	12,861
Pension	11,976	9,753
Bad debt reserve	14,901	10,829
Amortizable goodwill	8,958	10,732
Net unrealized depreciation on investments	38,652	320
Stock options	13,035	13,842
Depreciation	1,910	4,072
Net realized capital losses	98,971	119,307
Deferred intercompany capital losses	97,566	117,892
Other	9,392	7,573

Deferred tax asset, gross of valuation allowance	$625,950	$777,754
Valuation allowance	297,637	497,236

Deferred tax asset, net of valuation allowance	$328,313	$280,518

Deferred tax liability:
Net unrealized appreciation on investments	$106,520	$96,797
Deferred acquisition costs	16,135	12,787
Currency translation adjustments	11,225	8,062
Regulatory reserves	146,101	125,249
Untaxed Lloyd’s result	10,155	8,340
Other	13,838	4,786

Deferred tax liability	$303,974	$256,021

Net Deferred Tax Asset	$24,339	$24,497

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

22. Taxation (Continued)

The deferred tax asset and liability balances presented above represent the gross deferred tax asset and liability balances across each tax jurisdiction. The deferred tax asset balances of $166.1 million and $115.6 million at December 31, 2012 and 2011, respectively, and deferred tax liability balances of $141.8 million and $91.1 million at December 31, 2012 and 2011, respectively, as disclosed on the consolidated balance sheets include netting of certain deferred tax assets and liabilities within a tax jurisdiction to the extent such netting is consistent with the regulations of the tax authorities in those jurisdictions.

The valuation allowance at December 31, 2012 and 2011 of $297.6 million and $497.2 million, respectively, related primarily to net operating loss carry forwards in Switzerland ($9.9 million and $183.1 million at December 31, 2012 and 2011 respectively), net operating loss and capital loss carry forwards in Ireland ($59.2 million and $53.1 million at December 31, 2012 and 2011 respectively), and net unrealized capital losses and realized capital loss carry forwards in the U.S. that may not be realized within a reasonable period ($196.5 million and $237.2 million at December 31, 2012 and 2011 respectively). The reduction in the valuation allowance in 2012 was primarily due to the expiration of $784.8 million of Swiss net operating losses, with a related valuation allowance of $166.4 million, and the release of certain valuation allowances held against capital loss carry-forwards in the U.S.

At December 31, 2012, the Company had realized capital loss carry forwards of approximately $282.8 million in the U.S. ($99.0 million tax effected). The 5 year limitation for the utilization of realized capital losses applies to this balance. Losses of $54.1 million will expire at the end of 2013 with another $228.7 million of realized capital losses expiring in future years through 2016. A valuation allowance ($99.0 million) has been established in respect of all of these realized capital losses. At December 31, 2012, the Company also had $278.8 million of U.S. capital losses arising from the sale of investments to a group company ($97.6 million tax effected), against which a valuation allowance of $97.6 million has been established. These losses cannot be utilized to offset any future U.S. realized capital gains, and will not begin to expire, until the underlying assets have been sold to unrelated parties.

At December 31, 2012, net operating loss carry forwards in the U.K. were approximately $45.2 million ($10.5 million tax effected) and have no expiration. A valuation allowance of $1.8 million has been established in respect of $7.8 million of these U.K. losses given management’s expectation that losses in specific U.K. entities will not be utilized in the future. At December 31, 2012, net operating loss carry forwards in Switzerland were approximately $68.3 million, of which $7.1 million will expire at the end of 2013 with the balance expiring in future years through 2019. A valuation allowance of $9.9 million has been established in respect of $62.8 million of the Swiss net operating losses which includes the $7.1 million of Swiss net operating losses that will expire in 2013. At December 31, 2012, net operating loss carry forwards in Ireland were approximately $150.9 million, with a further $122.1 million of capital losses carried forward. Although these Irish losses may be carried forward indefinitely, a valuation allowance ($59.2 million) has been established in respect of all of these Irish losses due to the uncertainty surrounding any future loss utilization.

Management has reviewed historical taxable income and future taxable income projections for its U.K. group and has determined that in its judgment substantially all of the U.K. net operating losses ($37.4 million) will more likely than not be realized as reductions to future taxable income within a reasonable period. Management will continue to evaluate income generated in future periods by the U.K. group in determining the reasonableness of its position. If management determines that future income generated by the U.K. group is insufficient to cause the realization of the net operating losses within a reasonable period, a valuation allowance would be required for the U.K. portion of the deferred tax asset balance related to net operating losses in the amount of $8.7 million.

Management believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized.

Shareholders’ equity at December 31, 2012 and 2011 reflected tax benefits of nil and nil, respectively, related to compensation expense deductions for stock options exercised by the Company’s U.S. subsidiaries.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

23. Statutory Financial Data

The Company’s ability to pay dividends or return capital from shareholders’ equity is limited by applicable laws and regulations of the various jurisdictions in which the Company’s principal operating subsidiaries operate, certain additional required regulatory approvals and financial covenants contained in the Company’s letters of credit and revolving credit facilities. The payment of dividends to XL-Ireland and XL-Cayman, the Company’s holding companies, by the Company’s principal operating subsidiaries is regulated under the laws of various jurisdictions including Bermuda, the U.K., Ireland and Switzerland and certain insurance statutes of various states in the United States in which the principal operating subsidiaries are licensed to transact business and the other jurisdictions where the Company has regulated subsidiaries. Statutory capital and surplus for the principal operating subsidiaries of the Company for the years ended December 31, 2012 and 2011 are summarized below:

(U.S. dollars in thousands)	Bermuda (1)		U.S. (2)		U.K., Europe and Other
	2012	2011	2012	2011	2012	2011
Required statutory capital and surplus	$6,555,743	$4,923,771	$649,166	$637,799	$1,313,424	$1,256,865
Actual statutory capital and surplus (3)	$10,343,015	$9,152,303	$2,237,834	$2,093,694	$2,495,982	$3,108,457

(1)

Required statutory capital and surplus at December 31, 2012 represents 100% Bermuda Solvency Capital Requirement (“BSCR”) level for the top Bermuda operating subsidiary, XL Insurance (Bermuda) Ltd, calculated on a consolidated basis (and therefore includes a BSCR requirement for all regions). Required statutory capital and surplus at December 31, 2011 represents 100% BSCR level for the principal Bermuda operating subsidiaries only. If the December 31, 2011 required statutory capital and surplus had been determined on a consolidated basis, consistent with the 2012 requirement, the amount would have been $6.5 billion.

(2)	Required statutory capital and surplus represents 100% RBC level for principal U.S. operating subsidiaries.

(3)	Statutory assets in Bermuda include investments in other U.S. and international subsidiaries reported separately herein.

Statutory net income (loss) for the principal operating subsidiaries of the Company for the years ended December 31, 2012, 2011 and 2010 is summarized below:

(U.S. dollars in thousands)	2012	2011	2010
Bermuda	$817,461	$614,313	$1,654,736
U.S.	106,510	23,350	116,886
U.K., Europe and Other	157,012	107,255	291,223

The difference between statutory financial statements and statements prepared in accordance with GAAP varies by jurisdiction, however, the primary difference is that statutory financial statements do not reflect deferred policy acquisition costs, deferred income tax net assets, intangible assets, unrealized appreciation on investments but they do reflect any unauthorized/authorized reinsurance charges.

Certain restrictions on the payment of dividends from retained earnings by the Company’s principal operating subsidiaries are further detailed below.

Management has evaluated the principal operating subsidiaries’ ability to maintain adequate levels of statutory capital, liquidity and rating agency capital and believes they will be able to do so. In performing this analysis, management has considered the most recent statutory capital position of each of the principal operating subsidiaries as well as the ability of the holding companies to allocate capital and liquidity around the group as and when needed.

Bermuda Operations

In early July 2008, the Insurance Amendment Act of 2008 was passed, which introduced a number of changes to the Bermuda Insurance Act 1978, such as allowing the Bermuda Monetary Authority (BMA) to prescribe standards for an enhanced capital requirement and a capital and solvency return that insurers and reinsurers must comply with. The Bermuda Solvency Capital Requirement (BSCR) employs a standard mathematical model that can relate more accurately the risks taken on by (re)insurers to the capital that is dedicated to their business. Insurers and reinsurers may adopt the BSCR model or, where an insurer or reinsurer believes that its own internal model better reflects the inherent risk of its business, an in-house

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

23. Statutory Financial Data (Continued)

model approved by the BMA. Class 4 (re)insurers, such as the Company, were required to implement the new capital requirements under the BSCR model beginning with fiscal years ending on or after December 31, 2009. The Company’s capital requirements for its Bermuda principal operating subsidiaries, XL Re Ltd and XL Insurance (Bermuda) Ltd, under the BSCR are highlighted in the table above. In addition to the BSCR based requirements, the BMA also prescribes minimum liquidity standards which must be met.

Under the Insurance Act 1978, amendments thereto and related regulations of Bermuda, Class 4 (re)insurers are prohibited from declaring or paying dividends of more than 25% of each of their prior year’s statutory capital and surplus unless they file with the BMA an affidavit stating that the dividend has not caused the Class 4 (re)insurer to fail to meet its relevant margins. At December 31, 2012 and 2011, the maximum dividend that our Bermuda Class 4 (re)insurers could pay, without a signed affidavit, having met minimum levels of statutory capital and surplus and liquidity requirements, was approximately $1.4 billion and $1.3 billion, respectively. No Class 4 (re)insurer may reduce its total statutory capital by 15% or more unless it has received the prior approval of the BMA, and it must also submit an affidavit stating that the proposed reduction will not cause it to fail to meet its minimum solvency margin or minimum liquidity ratio.

U.S. Operations

Unless permitted by the New York Superintendent of Insurance, the Company’s lead property and casualty subsidiary in the United States (“XLRA”) may not pay dividends to shareholders in an aggregate amount in any twelve month period that exceeds the lesser of 10 percent of XLRA’s statutory policyholders’ surplus or 100 percent of its “adjusted net investment income,” as defined. The New York State insurance law also provides that any distribution that is a dividend may only be paid out of statutory earned surplus. At December 31, 2012 and 2011, XLRA had statutory earned surplus of $152.9 million and $59.7 million, respectively. At December 31, 2012, XLRA’s statutory policyholders’ surplus was $2.2 billion, and accordingly, the maximum amount of dividends XLRA can declare and pay in 2013, without prior regulatory approval, is $152.9 million. At December 31, 2012 and 2011, none of the seven property and casualty subsidiaries of XLRA had a statutory earned deficit.

International Operations

The Company’s international principal operating subsidiaries prepare statutory financial statements based on local laws and regulations. Some jurisdictions impose enhanced regulatory requirements on insurance companies while other jurisdictions impose fewer requirements. In some countries, such subsidiaries must obtain licenses issued by governmental authorities to conduct local insurance business. These licenses may be subject to minimum reserves and minimum capital and solvency tests. Jurisdictions may impose fines, censure, and/or impose criminal sanctions for violation of regulatory requirements. The majority of the actual statutory capital outside of the U.S. and Bermuda is held in Ireland ($0.9 billion at December 31, 2012) and the U.K. ($1.0 billion at December 31, 2012). The Company’s Irish operating subsidiary, XL Re Europe public limited company is required to seek prior approval from the Irish regulator to reduce its share capital or to pay dividends.

Other Restrictions

XL-Ireland and XL-Cayman have no operations of their own and their assets consist primarily of investments in subsidiaries. Accordingly, XL-Ireland’s and XL-Cayman’s future cash flows largely depend on the availability of dividends or other permissible payments from subsidiaries as noted above.

XL-Ireland is subject to certain legal constraints that affect its ability to pay dividends on or redeem or buyback its ordinary shares. While XL-Ireland’s articles of association authorize its board of directors to declare and pay dividends as justified from the profits, under Irish law, XL-Ireland may only pay dividends or buyback or redeem shares using distributable reserves. In addition, no dividend or distribution may be made unless the net assets of XL-Ireland are not less than the aggregate of its share capital plus

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

23. Statutory Financial Data (Continued)

undistributable reserves and the distribution does not reduce XL-Ireland’s net assets below such aggregate. As of December 31, 2012, XL-Ireland had $3.6 billion in distributable reserves.

In addition, XL-Cayman is subject to certain constraints that affect its ability to pay dividends on its preferred shares. Under Cayman Islands law, XL-Cayman may not declare or pay a dividend if there are reasonable grounds for believing that XL-Cayman is, or would after the payment be, unable to pay its liabilities as they become due in the ordinary course of business. Also, the terms of XL-Cayman’s preferred shares prohibit declaring or paying dividends on the ordinary shares unless full dividends have been declared and paid on the outstanding preferred shares. Full dividends have been declared and paid on the outstanding preferred shares at December 31, 2012.

At December 31, 2012, XL-Ireland and XL-Cayman held cash and investments, net of liabilities associated with cash sweeping arrangements, of $11.0 million and $1.4 billion, respectively, compared to $1.6 million and $2.0 billion, respectively, at December 31, 2011.

The ability to declare and pay dividends may also be restricted by financial covenants in the Company’s letters of credit and revolving credit facilities. The Company was in compliance with all covenants by significant margins at December 31, 2012, and the Company currently remains in compliance.

24. Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010:

(U.S. dollars in thousands, except per share amounts)	2012	2011	2010
Basic earnings per ordinary share and ordinary share equivalents outstanding:
Net income (loss) attributable to XL Group plc	$651,134	$(474,760)	$603,550
Less: preference share dividends (1)	–	–	(34,694)
Add: gain on redemption of the Redeemable Series C preference ordinary shares	–	–	16,616

Net income (loss) attributable to ordinary shareholders	$651,134	$(474,760)	$585,472

Weighted average ordinary shares outstanding	307,372	312,896	336,283

Basic earnings per ordinary share and ordinary share equivalents outstanding	$2.12	$(1.52)	$1.74

Diluted earnings per ordinary share and ordinary share equivalents outstanding:
Weighted average ordinary shares outstanding – basic	307,372	312,896	336,283
Impact of share based compensation and certain conversion features	2,910	–	1,426

Weighted average ordinary shares outstanding – diluted	310,282	312,896	337,709

Diluted earnings per ordinary share & ordinary share equivalents outstanding	$2.10	$(1.52)	$1.73

Dividends per ordinary share	$0.44	$0.44	$0.40

(1)

During the first quarter of 2011, the Redeemable Series C preference ordinary shares were reclassified as Non-controlling interest – Redeemable Series C preference ordinary shares and Series E preference ordinary shares were reclassified as Non-controlling interest in equity of consolidated subsidiaries on the Company’s consolidated balance sheet as a result of changes in ownership structure arising as part of the Company’s Redomestication of the ultimate parent holding company to Ireland as of July 1, 2010. Accordingly, preference share dividends declared are recorded as Non-controlling interests rather than as Preference share dividends within the consolidated statements of income from July 1, 2010 onwards. See Note 1, “General,” for additional details. During the third quarter of 2011, all outstanding Redeemable Series C preference ordinary shares were repurchased and canceled.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

24. Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent (Continued)

For the years ended December 31, 2012, 2011 and 2010, ordinary shares available for issuance under share-based compensation plans of 8.7 million, 16.9 million and 12.8 million, respectively, were not included in the calculation of diluted earnings per share because the assumed exercise or issuance of such shares would be anti-dilutive.

25. Related Party Transactions

At December 31, 2012 and 2011, the Company owned minority stakes in four and three, respectively, independent investment management companies (“Investment Manager Affiliates”) that are actively managing client capital and seeking growth opportunities. The Company seeks to develop relationships with specialty investment management organizations, generally acquiring an equity interest in the business. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates and through these funds and partnerships pays management and performance fees to the Company’s Investment Manager Affiliates.

In the normal course of business, the Company enters into reinsurance contracts with certain of its other strategic affiliates, or their subsidiaries. During the years ended December 31, 2012, 2011 and 2010, these contracts resulted in reported net premiums written, net reported claims and reported acquisition costs as summarized below. Management believes that these transactions are conducted at market rates consistent with negotiated arms-length contracts.

(U.S. dollars in thousands)	2012	2011	2010
Reported net premiums written	$61,146	$66,489	$71,077
Net losses incurred	$37,664	$34,720	$33,098
Reported acquisition costs	$24,014	$25,635	$32,790

In addition, the Company had entered into a reinsurance contract with another strategic affiliate, ITAU, which, as disclosed in Note 6, “Investments in Affiliates,” was sold during the second quarter of 2010.

26. Unaudited Quarterly Financial Data

The following is a summary of the unaudited quarterly financial data for 2012 and 2011:

(U.S. dollars in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Net premiums earned – P&C operations	$1,357,898	$1,400,972	$1,468,553	$1,538,559
Net premiums earned – Life operations	78,520	85,623	79,487	80,829
Underwriting profit (loss) – P&C operations	63,240	129,372	114,203	(90,677)
Net income (loss) attributable to ordinary shareholders	176,628	221,156	171,902	81,448
Net income (loss) per ordinary share and ordinary equivalent – basic	$0.56	$0.71	$0.57	$0.27
Net income (loss) per ordinary share and ordinary equivalent – diluted	$0.56	$0.71	$0.56	$0.27
2011
Net premiums earned – P&C operations	$1,271,696	$1,306,125	$1,362,532	$1,386,759
Net premiums earned – Life operations	89,687	92,214	90,794	90,323
Underwriting profit (loss) – P&C operations	(328,064)	67,049	(22,200)	(114,138)
Net income (loss) attributable to ordinary shareholders	(227,284)	225,663	42,398	(515,537)
Net income (loss) per ordinary share and ordinary equivalent – basic	$(0.73)	$0.73	$0.14	$(1.62)
Net income (loss) per ordinary share and ordinary equivalent – diluted	$(0.73)	$0.69	$0.14	$(1.62)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in accountants within the twenty-four months ending December 31, 2012.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (the “Framework”). Based on its assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on the Framework criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15, “Exhibits and Financial Statement Schedules.”

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

Certain of the information required by this item relating to the executive officers and directors of the Company may be found at the end of Part I under the heading “Executive Officers of the Registrant” and “Non-Employee Directors of the Registrant.” The balance of the information required by this item is incorporated by reference from a definitive proxy statement that involves the election of directors and will be filed with the SEC not later than 120 days after the close of the fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from a definitive proxy statement that involves the election of directors and will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the close of the fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from a definitive proxy statement that involves the election of directors and will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the close of the fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from a definitive proxy statement that involves the election of directors and will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the close of the fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from a definitive proxy statement that involves the election of directors and will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the close of the fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements, Financial Statement Schedules and Exhibits.

Page
Report of Independent Registered Public Accounting Firm	233

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
4.1

Excerpts from the Minutes of a Meeting of a Committee of the Board of Directors pursuant to Article 75 of XL Capital Ltd’s Articles of Association held on March 12, 2007, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on March 15, 2007.

4.2

Indenture, dated as of June 2, 2004, between XL Capital Ltd and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-116245) filed on June 7, 2004.

4.3

First Supplemental Indenture, dated as of August 23, 2004, to the Indenture, dated as of June 2, 2004, between XL Capital Ltd and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 23, 2004.

4.4	Form of 5.25% Senior Note due 2014 (included in Exhibit 4.3 hereto), incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 23, 2004.
4.5

Second Supplemental Indenture, dated as of November 12, 2004, to the Indenture, dated as of June 2, 2004, between XL Capital Ltd and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on November 15, 2004.

Exhibit	Description
4.6	Form of 6.375% Senior Note due 2024 (included in Exhibit 4.5 hereto), incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on November 15, 2004.
4.7

Third Supplemental Indenture, dated as of December 9, 2005, to the Indenture, dated as of June 2, 2004, between XL Capital Ltd and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on December 12, 2005.

4.8

Fourth Supplemental Indenture, dated May 7, 2007, to the Indenture, dated as of June 2, 2004, between XL Capital Ltd, and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on May 7, 2007.

4.9	Form of 6.25% Senior Note due 2027 (included in Exhibit 4.8 hereto), incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on May 7, 2007.
4.10	Form of XL Group plc Ordinary Share Certificate, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K12B (No. 1-10804) filed on July 1, 2010.
4.11

Excerpts from the Authorizing Resolutions of the Board of Directors of XL Capital Ltd., dated October 27, 2006, incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (No. 1-10804).

4.12

Indenture, dated as of January 10, 2002, among XL Capital Finance (Europe) plc, XL Capital Ltd and State Street Bank and Trust Company, incorporated by reference to Exhibit 4.16(a) to the Company’s Current Report on Form 8-K (No. 1-10804) filed on January 14, 2002.

4.13	Form of XL Capital Financial (Europe) plc Debt Security, incorporated by reference to Exhibit 4.14 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on January 14, 2002.
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

4.16	Form of 5.25% Senior Note due 2011 (included in Exhibit 4.7 hereto), incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on December 12, 2005.
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

Exhibit	Description
4.20	Form of Normal Units Certificate (included in Exhibit 4.18 hereto), incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 6, 2008.
4.21	Form of Stripped Units Certificate (included in Exhibit 4.18 hereto), incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 6, 2008.
4.22	Form of 8.25% Senior Note due 2021 (included in Exhibit 4.17 hereto), incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 6, 2008.
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

4.27	Form of XL Capital Ltd Global Series E Preference Share Certificate, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on March 15, 2007.
4.28

Form of XLIT Ltd. Global Series D Preference Ordinary Share Certificate, incorporated by reference to Exhibit 4.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (No. 1-10804).

4.29

Indenture, dated September 30, 2011, among XL Group plc, XL Group Ltd. (n/k/a XLIT Ltd.) and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 30, 2011 (No. 1-10804).

4.30

First Supplemental Indenture, dated September 30, 2011, to the Indenture dated September 30, 2011 among XL Group plc, XL Group Ltd. (n/k/a XLIT Ltd.) and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 30, 2011 (No. 1-10804).

4.31	Form of 5.75% Senior Note due 2021 (included in Exhibit 4.30 hereto), incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 30, 2011 (No. 1-10804).
10.1+

1991 Performance Incentive Plan (as amended and restated effective March 7, 2003), incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A (No. 1-10804) filed on April 4, 2003.

Exhibit	Description
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

10.5+

Amended and Restated Directors Stock & Option Plan, effective as of March 7, 2003, incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A (No. 1-10804) filed on April 4, 2003.

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

10.28

Agreement, dated December 24, 2003, between Winterthur Swiss Insurance Company and XL Insurance (Bermuda) Ltd (including Schedule B thereto), relating to the Second Amended and Restated Agreement for the Sale and Purchase of Winterthur International, dated February 15, 2001, incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q (No. 1-10804) filed on August 9, 2004.

10.29

Amendment Agreement, dated July 27, 2004, between Winterthur Swiss Insurance Company and XL Insurance (Bermuda) Ltd, relating to the Second Amended and Restated Agreement for the Sale and Purchase of Winterthur International, dated February 15, 2001, incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (No. 1-10804) filed on August 9, 2004.

10.30

Pledge Agreement, dated as of December 18, 2001, made by XL Investments Ltd, XL Re Ltd, XL Insurance (Bermuda) Ltd and XL Europe Ltd, as Grantors, in favor of Citibank, N.A., as Bank, incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (No. 1-10804).

Exhibit	Description
10.31

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

10.34

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

10.36+

Employment Agreement, dated as of March 14, 2008 by and between XL Capital Ltd and Michael S. McGavick, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2008 (No. 1-10804).

10.37+

Agreement and Release, dated November 29, 2011, between XL Group plc and David B. Duclos, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 1, 2011 (No. 1-10804).

10.38+

Consulting Agreement, dated November 29, 2011, between XL Group plc, XL Specialty Insurance Company, Inc. and David B. Duclos, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 1, 2011 (No. 1-10804).

10.39+

2008 Form of Employment Agreement between XL Capital Ltd and certain Executive Officers, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (No. 1-10804).

10.40+

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
10.43+

Amendment to Employment Agreement, dated as of December 16, 2009, by and between XL Capital Ltd and Sarah E. Street, incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (No. 1-10804).

10.44+

Form of Letter Agreement, dated December 15, 2009, relating to Employment Agreements between XL Capital Ltd and certain Executive Officers, incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (No. 1-10804).

10.45

Insurance Letters of Credit – Master Agreement, dated November 11, 2009, between XL Insurance (Bermuda) Ltd and Citibank Europe plc, incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (No. 1-10804).

10.46

Pledge Agreement, dated November 11, 2009, between XL Re Ltd and XL Insurance (Bermuda) Ltd, as Pledgors, and Citibank Europe plc, as Pledgee, incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (No. 1-10804).

10.47

Amendment No. 1, dated November 23, 2009, to Pledge Agreement dated November 11, 2009 between XL Re Ltd and XL Insurance (Bermuda) Ltd, as Pledgors, and Citibank Europe plc, as Pledgee, incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (No. 1-10804).

10.48

Amendment No. 2, dated December 23, 2009, to Pledge Agreement dated November 11, 2009 between XL Re Ltd and XL Insurance (Bermuda) Ltd, as Pledgors, and Citibank Europe plc, as Pledgee, incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (No. 1-10804).

10.49+

Form of Indemnification Agreement, dated July 1, 2010, by and between XL Capital Ltd and certain directors and executive officers of the Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K12B filed on July 1, 2010 (No. 1-10804).

10.50+	Deed Poll Indemnity, dated July 1, 2010, by XL Capital Ltd, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K12B filed on July 1, 2010 (No. 1-10804).
10.51+

Employment Agreement, dated as of May 6, 2010, between XL Capital Ltd and Irene M. Esteves, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2010 (No. 1-10804).

10.52+

Supplemental Deferred Compensation Plan, amended and restated effective as of January 1, 2007, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 (No. 1-10804).

10.53+

2009 Cash Long Term Program, amended and restated as of April 30, 2010, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 (No. 1-10804).

10.54

Aircraft Time Sharing Agreement, dated February 22, 2011, between Michael S. McGavick and X.L. America, Inc, incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Exhibit	Description
10.55

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

10.56

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

10.57+	XL Services UK Limited Profit Sharing Scheme, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on May 11, 2011 (No. 333-174138).
10.58+

Employment Agreement, dated as of June 18, 2011, by and between XL Group plc, X.L. Global Services, Inc. and Peter R. Porrino, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2011.

10.59

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

10.60

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

10.61

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

10.62

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

Exhibit	Description
10.63+

Form of Letter Agreement between XL Global Services, Inc. and/or XL Group plc and certain executive officers, incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

10.64

Subscription Agreement, dated as of December 5, 2006, among XL Capital Ltd, Stoneheath Re and Goldman Sachs International, incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K (No. 1-10804) filed on December 11, 2006.

10.65

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

10.66

Securities Issuance Agreement, dated as of December 12, 2006 between XL Capital Ltd and Stoneheath Re, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on December 12, 2006.

10.67

Trust Agreement, dated as of December 12, 2006 among the Asset Swap Counterparty, The Ceding Insurers and XL Capital Ltd as Beneficiaries and Stoneheath Re, as Guarantor and Beneficiary and The Bank of New York, as Trustee, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on December 12, 2006.

10.68+	XL Group plc Reinsurance Supplemental Long Term Cash Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (No. 1-10804) filed on April 30, 2012.
10.69+	X.L. America, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2012.
10.70+

Form of Letter Agreement between XL Global Services, Inc. and/or XL Group plc and certain executive officers, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2012.

12*	Statements regarding computation of ratios.
21*	List of subsidiaries of the Registrant.
23*	Consent of PricewaterhouseCoopers LLP.
24*	Powers of Attorney (included in signature page of this Annual Report on Form 10-K).
31*	Rule 13a-14(a)/15d-14(a) Certifications.
32*	Section 1350 Certifications.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of XL Group plc:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (1), present fairly, in all material respects, the financial position of XL Group plc and its subsidiaries at December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting, Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 27, 2013

XL GROUP PLC

SCHEDULE I
CONSOLIDATED SUMMARY OF INVESTMENTS – OTHER THAN
INVESTMENTS IN RELATED PARTIES

At December 31, 2012

(U.S. dollars in thousands)	Cost or Amortized Cost (1)	Fair Value	Amount Presented in the Balance Sheet
Fixed Maturities – AFS:
U.S. Government and Government agency-Related/Supported	$1,906,044	$2,034,617	$2,034,617
Corporate	9,837,962	10,482,000	10,482,000
RMBS – Agency	5,054,097	5,255,493	5,255,493
RMBS – Non-Agency	678,469	647,733	647,733
CMBS	1,010,794	1,077,251	1,077,251
CDO	784,999	709,816	709,816
Other asset-backed securities	1,426,483	1,470,711	1,470,711
U.S. States and political subdivisions of the States	1,767,669	1,911,017	1,911,017
Non-U.S. Sovereign Government, Supranational and Government-Related	4,078,289	4,258,282	4,258,282

Total Fixed maturities – AFS	$26,544,806	$27,846,920	$27,846,920

Equity securities	$617,486	$649,359	$649,359

Short-term investments	$322,563	$322,703	$322,703

Fixed maturities – HTM	$2,814,447	$3,262,804	$2,814,447

Other investments	$1,039,731	$1,201,570	$1,219,879

Total investments other than investments in related parties	$31,339,033	$33,283,356	$32,853,308

(1)	Investments in fixed maturities, short-term investments and held to maturity are shown at amortized cost.

XL GROUP PLC

SCHEDULE I
CONSOLIDATED SUMMARY OF INVESTMENTS – OTHER THAN
INVESTMENTS IN RELATED PARTIES

At December 31, 2011

(U.S. dollars in thousands)	Cost or Amortized Cost (1)	Fair Value	Amount Presented in the Balance Sheet
Fixed Maturities – AFS:
U.S. Government and Government agency-Related/Supported	$1,864,354	$1,990,983	$1,990,983
Corporate	9,866,677	10,108,622	10,108,622
RMBS – Agency	5,189,473	5,379,406	5,379,406
RMBS – Non-Agency	851,557	641,815	641,815
CMBS	927,684	974,835	974,835
CDO	843,553	658,602	658,602
Other asset-backed securities	1,341,309	1,340,249	1,340,249
U.S. States and political subdivisions of the States	1,698,573	1,797,378	1,797,378
Non-U.S. Sovereign Government, Supranational and Government-Related	3,188,535	3,298,135	3,298,135

Total Fixed maturities – AFS	$25,771,715	$26,190,025	$26,190,025

Equity securities	$480,685	$468,197	$468,197

Short-term investments	$359,378	$359,063	$359,063

Fixed maturities – HTM	$2,668,978	$2,895,688	$2,668,978

Other investments	$849,511	$958,681	$985,262

Total investments other than investments in related parties	$30,130,267	$30,871,654	$30,671,525

(1)	Investments in fixed maturities, short-term investments and held to maturity are shown at amortized cost.

XL GROUP PLC

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS – PARENT COMPANY ONLY

At December 31, 2012 and 2011

(U.S. dollars in thousands)	2012	2011
ASSETS
Cash and cash equivalents	10,961	1,644
Amounts due from subsidiaries	–	80,841
Investments in subsidiaries on an equity basis	10,601,648	9,344,521
Other assets	3,241	3,797

Total assets	$10,615,850	$9,430,803

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Amounts due to subsidiaries	$86,012	$–
Accounts payable and accrued liabilities	19,766	19,145

Total liabilities	$105,778	$19,145

Commitments and Contingencies
Shareholders’ Equity:
Ordinary shares, 999,990,000 authorized, par value $0.01; issued and outstanding: (2012: 298,681,573; 2011: 315,645,796)	$2,987	$3,156
Additional paid in capital	8,584,753	8,938,679
Accumulated other comprehensive income	1,520,011	583,064
Retained earnings (deficit)	402,321	(113,241)

Total shareholders’ equity	$10,510,072	$9,411,658

Total liabilities and shareholders’ equity	$10,615,850	$9,430,803

XL GROUP PLC

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENT OF INCOME AND COMPREHENSIVE INCOME – PARENT COMPANY ONLY

For the Years Ended December 31, 2012, 2011 and 2010

(U.S. dollars in thousands)	XL Group plc			XLIT Ltd. (1)
	Year Ended December 31, 2012	Year Ended December 31, 2011	July 1 to December 31, 2010	January 1 to June 30, 2010
Net investment income	$5	$2	$–	$44,636
Realized investment gains (losses):
Net realized gains (losses) on investments sold	–	–	–	25,177
Other-than-temporary impairments on investments	–	–	–	(11,670)
Other-than-temporary impairments on investments transferred to (from) other comprehensive income	–	–	–	4

Total net realized gains (losses) on investments	$–	$–	$–	$13,511
Net realized and unrealized gains (losses) on derivative instruments	–	–	–	(4,087)
Equity in net earnings (losses) of subsidiaries (dividends were: 2012: nil; 2011: $183,029; and 2010: $197,326 and $448,400)	662,280	(400,612)	275,629	384,311
Equity in net earnings of affiliates	–	–	–	2

Total revenues	$662,285	$(400,610)	$275,629	$438,373

Operating expenses	$10,971	$74,422	$9,930	$48,256
Foreign exchange (gains) losses	165	(275)	34	1,003
Interest expense	15	3	–	51,431

Total expenses	$11,151	$74,150	$9,964	$100,690

Income (loss) before income tax	651,134	(474,760)	265,665	337,683
Provision for income tax	–	–	–	(202)

Net income (loss)	$651,134	$(474,760)	$265,665	$337,885
Preference share dividends	–	–	–	(34,694)
Gain on redemption of Redeemable Series C preference ordinary shares	–	–	–	16,616

Net income (loss) attributable to ordinary shareholders	$651,134	$(474,760)	$265,665	$319,807

Net income (loss)	$651,134	$(474,760)	$265,665	$337,885
Impact of adoption of new authoritative embedded derivative guidance, net of tax	–	–	31,917	–
Change in unrealized gains (losses) on investments, affiliates and other investments, net of tax	887,376	471,696	161,048	880,332
Change in OTTI losses recognized in other comprehensive income, net of tax	67,280	39,456	93,269	31,637
Change in underfunded pension liability	(9,985)	(2,622)	(6,186)	3,567
Change in value of cash flow hedge	439	439	219	220
Change in unrealized gains (losses) on future policy benefit reserves	–	–	–	(3,714)
Foreign currency translation adjustments	(8,163)	(26,700)	159,261	(108,308)

Comprehensive income (loss)	$1,588,081	$7,509	$705,193	$1,141,619

(1)

As part of the Redomestication on July 1, 2010, XL-Cayman became a wholly-owned subsidiary of XL-Ireland, and as such, certain of the above financial data with respect to periods prior to the Redomestication are not comparable for periods subsequent to the Redomestication.

XL GROUP PLC

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENT OF CASH FLOWS – PARENT COMPANY ONLY

For the Years Ended December 31, 2012, 2011 and 2010

(U.S. dollars in thousands)	XL Group plc			XLIT Ltd. (1)
	Year Ended December 31, 2012	Year Ended December 31, 2011	July 1 to December 31, 2010	January 1 to June 30, 2010
Net income (loss)	$651,134	$(474,760)	$265,665	$337,885
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized gains (losses) on investments and derivative instruments	–	–	–	(9,423)
Equity in (earnings) loss of subsidiaries	(662,280)	400,612	(275,629)	(384,311)
Equity in net (income) of affiliates	–	–	–	(2)
Share based compensation	47,472	41,225	22,157	21,901
Amortization of premiums (discounts) on fixed maturities	–	–	–	(9,791)
Accretion of notes payable and debt	–	–	–	341
Accounts payable and accrued liabilities	–	–	–	(24,973)
Amounts due to (from) subsidiaries	166,853	(205,893)	125,052	(183,273)
Dividends received from subsidiaries	–	183,029	448,400	197,326
Other	(3,296)	10,956	1,462	24,621

Total adjustments	$(451,251)	$429,929	$321,442	$(367,584)

Net cash provided by (used in) operating activities	$199,883	$(44,831)	$587,107	$(29,699)

Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$–	$–	$–	$369,752
Proceeds from redemption of fixed maturities and short-term investments	–	–	–	575,326
Proceeds from sale of equity securities	–	–	–	238
Purchases of fixed maturities and short-term investments	–	–	–	(919,840)
Investment in subsidiaries	341,750	272,398	–	298,119
Investment in affiliates	–	–	–	5
Investment in limited partnerships	–	–	–	95

Net cash provided by (used in) investing activities	$341,750	$272,398	$–	$323,695

Cash flows provided by (used in) financing activities:
Proceeds from issuance of ordinary shares and exercise of stock options	$5,413	$576,333	$1,182	$–
Repurchase of Series E preference ordinary shares	–	–	–	(94,157)
Dividends paid	(134,799)	(138,050)	(65,350)	(106,471)
Buybacks of ordinary shares	(402,930)	(667,022)	(520,184)	(1,840)

Net cash provided by (used in) financing activities	$(532,316)	$(228,739)	$(584,352)	$(202,468)

Net change in cash and cash equivalents	9,317	(1,172)	2,755	91,528
Cash and cash equivalents – beginning of period	1,644	2,816	61	600,993

Cash and cash equivalents – end of period	$10,961	$1,644	$2,816	$692,521

(1)

As part of the Redomestication on July 1, 2010, XL-Cayman became a wholly-owned subsidiary of XL-Ireland, and as such, certain of the above financial data with respect to periods prior to the Redomestication are not comparable for periods subsequent to the Redomestication.

XL GROUP PLC

SCHEDULE IV – REINSURANCE

For the Years Ended December 31, 2012, 2011 and 2010

(U.S. dollars in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2012
Life reinsurance in force (1)	$–	$443,798	$82,099,647	$81,655,849	100.5%

Premiums Earned:
Property and casualty operations	$4,604,327	$1,231,835	$2,393,490	$5,765,982	41.5%
Life operations	–	31,322	355,781	324,459	109.7%

Total premiums earned	$4,604,327	$1,263,157	$2,749,271	$6,090,441	45.1%

2011
Life reinsurance in force (1)	$–	$559,676	$88,646,215	$88,086,539	100.6%

Premiums Earned:
Property and casualty operations	$4,624,557	$1,477,000	$2,179,555	$5,327,112	40.9%
Life operations	–	32,308	395,326	363,018	108.9%

Total premiums earned	$4,624,557	$1,509,308	$2,574,881	$5,690,130	45.3%

2010
Life reinsurance in force (1)	$–	$559,674	$100,908,397	$100,348,723	100.6%

Premiums Earned:
Property and casualty operations	$4,535,626	$1,342,017	$1,837,528	$5,031,137	36.5%
Life operations	–	32,226	415,150	382,924	108.4%

Total premiums earned	$4,535,626	$1,374,243	$2,252,678	$5,414,061	41.6%

(1)	Represents the sum face value outstanding of the in force life reinsurance policies.

XL GROUP PLC

SCHEDULE VI
SUPPLEMENTARY INFORMATION
CONCERNING PROPERTY/CASUALTY (RE)INSURANCE OPERATIONS

For the Years Ended December 31, 2012, 2011 and 2010

(U.S. dollars in thousands)	Deferred Acquisition Costs	Reserves for Losses and Loss Expenses	Reserves for Unearned Premiums	Net Earned Premiums	Net Investment Income	Losses and Loss Expenses incurred related to		Net Paid Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Net Premiums Written
						Current Year	Prior Year
2012	$536,664	$20,484,121	$3,755,898	$5,765,982	$712,906	$4,081,377	$(315,895)	$3,783,242	$872,399	$5,957,021

2011	$531,282	$20,613,901	$3,555,260	$5,327,112	$819,708	$4,363,258	$(284,867)	$3,846,202	$786,093	$5,433,388

2010	$498,385	$20,531,607	$3,469,934	$5,031,137	$884,866	$3,584,662	$(372,862)	$3,470,509	$739,154	$4,999,588

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2013

XL Group plc
(Registrant)

/s/ MICHAEL S. MCGAVICK Name: Michael S. McGavick Title: Chief Executive Officer and Director XL Group plc

Date: February 27, 2013

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

Signatures	Title	Date

/s/ MICHAEL S. MCGAVICK Michael S. McGavick	Chief Executive Officer (Principal Executive Officer) and Director	February 27, 2013
/s/ PETER R. PORRINO Peter R. Porrino	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2013
/s/ RAMANI AYER Ramani Ayer	Director	February 27, 2013
/s/ DALE R. COMEY Dale R. Comey	Director	February 27, 2013
/s/ ROBERT R. GLAUBER Robert R. Glauber	Director and Chairman of the Board of Directors	February 27, 2013
/s/ HERBERT N. HAAG Herbert N. Haag	Director	February 27, 2013
/s/ SUZANNE B. LABARGE Suzanne B. Labarge	Director	February 27, 2013
/s/ JOSEPH MAURIELLO Joseph Mauriello	Director	February 27, 2013
/s/ EUGENE M. MCQUADE Eugene M. McQuade	Director	February 27, 2013
/s/ CLAYTON S. ROSE Clayton S. Rose	Director	February 27, 2013
/s/ SIR JOHN VEREKER Sir John Vereker	Director	February 27, 2013