Form 10-Q
period 2013-03-31
XL GROUP PLC
filed 2013-05-07
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
As of May 3, 2013, there were 289,702,885 outstanding Ordinary Shares, $0.01 par value per share, of the registrant.

XL GROUP PLC

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
XL GROUP PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)	March 31, 2013	December 31, 2012
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost: 2013: $26,188,523; 2012: $26,544,806)	$27,349,185	$27,846,920
Equity securities, at fair value (cost: 2013: $790,132; 2012: $617,486)	850,970	649,359
Short-term investments, at fair value (amortized cost: 2013: $260,021; 2012: $322,563)	258,269	322,703
Total investments available for sale	$28,458,424	$28,818,982
Fixed maturities, held to maturity at amortized cost (fair value: 2013: $3,086,378; 2012:$3,262,804)	2,661,821	2,814,447
Investments in affiliates	1,225,840	1,126,875
Other investments	1,142,188	1,219,879
Total investments	$33,488,273	$33,980,183
Cash and cash equivalents	2,473,287	2,618,378
Accrued investment income	316,718	342,778
Deferred acquisition costs	732,218	675,705
Ceded unearned premiums	646,269	587,909
Premiums receivable	3,156,137	2,568,861
Reinsurance balances receivable	99,337	58,428
Unpaid losses and loss expenses recoverable	3,341,855	3,382,101
Receivable from investments sold	39,659	16,002
Goodwill and other intangible assets	406,748	408,527
Deferred tax asset	172,446	166,142
Other assets	649,316	582,765
Total assets	$45,522,263	$45,387,779

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$20,177,581	$20,484,121
Deposit liabilities	1,527,323	1,551,398
Future policy benefit reserves	4,550,916	4,812,045
Unearned premiums	4,342,664	3,755,920
Notes payable and debt	1,672,206	1,672,778
Reinsurance balances payable	267,472	143,112
Payable for investments purchased	145,854	102,112
Deferred tax liability	110,984	141,803
Other liabilities	895,417	868,093
Total liabilities	$33,690,417	$33,531,382
Commitments and Contingencies
Shareholders’ Equity:
Ordinary shares, 999,990,000 authorized, par value $0.01; issued and outstanding: (2013: 291,831,433; 2012: 298,681,573)	$2,918	$2,987
Additional paid in capital	8,371,527	8,584,753
Accumulated other comprehensive income	1,405,110	1,520,011
Retained earnings (deficit)	707,791	402,321
Shareholders’ equity attributable to XL Group plc	$10,487,346	$10,510,072
Non-controlling interest in equity of consolidated subsidiaries	1,344,500	1,346,325
Total shareholders’ equity	$11,831,846	$11,856,397
Total liabilities and shareholders’ equity	$45,522,263	$45,387,779
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
(U.S. dollars in thousands, except per share data)	2013	2012
Revenues:
Net premiums earned	$1,529,691	$1,436,418
Net investment income	246,469	265,242
Realized investment gains (losses):
Net realized gains (losses) on investments sold	41,147	41,768
Other-than-temporary impairments on investments	(3,727)	(18,565)
Other-than-temporary impairments on investments transferred to (from) other comprehensive income	(910)	(2,400)
Total net realized gains (losses) on investments	$36,510	$20,803
Net realized and unrealized gains (losses) on derivative instruments	7,885	702
Income (loss) from investment fund affiliates	32,221	19,408
Fee income and other	9,632	9,859
Total revenues	$1,862,408	$1,752,432
Expenses:
Net losses and loss expenses incurred	$843,084	$854,065
Claims and policy benefits	110,954	121,307
Acquisition costs	220,259	224,151
Operating expenses	283,833	282,411
Exchange (gains) losses	(33,435)	12,718
Interest expense	38,700	39,298
Total expenses	$1,463,395	$1,533,950
Income (loss) before income tax and income (loss) from operating affiliates	$399,013	$218,482
Income (loss) from operating affiliates	30,998	16,253
Provision (benefit) for income tax	43,479	21,550
Net income (loss)	$386,532	$213,185
Non-controlling interests	(35,742)	(36,557)
Net income (loss) attributable to XL Group plc and ordinary shareholders	$350,790	$176,628
Weighted average ordinary shares and ordinary share equivalents outstanding – basic	295,000	315,120
Weighted average ordinary shares and ordinary share equivalents outstanding – diluted	299,469	317,639
Earnings (loss) per ordinary share and ordinary share equivalent – basic	$1.19	$0.56
Earnings (loss) per ordinary share and ordinary share equivalent –diluted	$1.17	$0.56
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2013	2012
Net income (loss) attributable to XL Group plc	$350,790	$176,628
Change in net unrealized gains (losses) on investments, net of tax	(112,222)	212,324
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	(4,435)	15,050
Change in OTTI losses recognized in other comprehensive income, net of tax	5,182	12,421
Change in underfunded pension liability	385	(174)
Change in value of cash flow hedge	110	110
Foreign currency translation adjustments	(3,921)	8,721
Comprehensive income (loss)	$235,889	$425,080
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2013	2012
Ordinary Shares:
Balance - beginning of year	$2,987	$3,156
Issuance of ordinary shares	8	8
Buybacks of ordinary shares	(80)	(48)
Exercise of stock options	3	1
Balance - end of period	$2,918	$3,117
Additional Paid in Capital:
Balance - beginning of year	$8,584,753	$8,938,679
Issuance of ordinary shares	7	7
Buybacks of ordinary shares	(220,572)	(100,442)
Exercise of stock options	4,313	942
Share-based compensation expense	3,026	7,646
Balance - end of period	$8,371,527	$8,846,832
Accumulated Other Comprehensive Income (Loss):
Balance - beginning of year	$1,520,011	$583,064
Change in net unrealized gains (losses) on investments, net of tax	(112,222)	212,324
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	(4,435)	15,050
Change in OTTI losses recognized in other comprehensive income, net of tax	5,182	12,421
Change in underfunded pension liability	385	(174)
Change in value of cash flow hedge	110	110
Foreign currency translation adjustments	(3,921)	8,721
Balance - end of period	$1,405,110	$831,516
Retained Earnings (Deficit):
Balance - beginning of year	$402,321	$(113,241)
Net income (loss) attributable to XL Group plc	350,790	176,628
Dividends on ordinary shares	(41,553)	(34,830)
Buybacks of ordinary shares	(3,767)	—
Balance - end of period	$707,791	$28,557
Non-controlling Interest in Equity of Consolidated Subsidiaries:
Balance - beginning of year	$1,346,325	$1,344,472
Non-controlling interests - distribution	(37)	—
Non-controlling interests	82	—
Non-controlling interest share in change in accumulated other comprehensive income (loss)	(29)	(5)
Non-controlling interests - deconsolidation	(1,841)	—
Balance - end of period	$1,344,500	$1,344,467
Total Shareholders’ Equity	$11,831,846	$11,054,489
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2013	2012
Cash flows provided by (used in) operating activities:
Net income (loss)	$386,532	$213,185
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on investments	(36,510)	(20,803)
Net realized and unrealized (gains) losses on derivative instruments	(7,885)	(702)
Amortization of premiums (discounts) on fixed maturities	37,783	36,678
(Income) loss from investment and operating affiliates	(63,219)	(35,661)
Share-based compensation	15,086	11,172
Depreciation	13,109	13,859
Accretion of deposit liabilities	12,564	16,446
Changes in:
Unpaid losses and loss expenses	(117,861)	(444,959)
Future policy benefit reserves	(48,114)	(37,565)
Unearned premiums	636,875	655,416
Premiums receivable	(629,528)	(573,122)
Unpaid losses and loss expenses recoverable	2,973	245,960
Ceded unearned premiums	(65,191)	(47,201)
Reinsurance balances receivable	(41,234)	(38,319)
Deferred acquisition costs	(70,547)	(81,792)
Reinsurance balances payable	129,253	243,696
Deferred tax asset - net	(17,565)	9,243
Derivatives	52,675	(17,908)
Other assets	(24,197)	42,434
Other liabilities	(23,052)	(45,522)
Other	3,697	8,835
Total adjustments	$(240,888)	$(59,815)
Net cash provided by (used in) operating activities	$145,644	$153,370
Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$1,198,391	$1,499,832
Proceeds from redemption of fixed maturities and short-term investments	1,174,101	1,246,431
Proceeds from sale of equity securities	37,446	7,635
Purchases of fixed maturities and short-term investments	(2,262,022)	(3,385,981)
Purchases of equity securities	(209,793)	(119,052)
Net dispositions of investment affiliates	(62,387)	34,358
Other investments, net	121,771	(45,333)
Net cash provided by (used in) investing activities	$(2,493)	$(762,110)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of ordinary shares and exercise of stock options	$3,248	$942
Buybacks of ordinary shares	(224,420)	(100,490)
Dividends paid on ordinary shares	(805)	(1,218)
Distributions to non-controlling interests	(3,257)	(3,985)
Repayment of debt	—	(600,000)
Deposit liabilities	(38,704)	(30,437)
Net cash provided by (used in) financing activities	$(263,938)	$(735,188)
Effects of exchange rate changes on foreign currency cash	(24,304)	25,121
Increase (decrease) in cash and cash equivalents	$(145,091)	$(1,318,807)
Cash and cash equivalents - beginning of period	2,618,378	3,825,125
Cash and cash equivalents - end of period	$2,473,287	$2,506,318
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Preparation and Consolidation
Unless the context otherwise indicates, references herein to the “Company” include XL Group plc and its consolidated subsidiaries.
These unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but do not include all disclosures required by GAAP. In the opinion of management, these unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of financial position and results of operations at the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All inter-company accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates. For further information, see Item 8, Note 2(a), “Significant Accounting Policies – Basis of Preparation and Consolidation,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
To facilitate period-to-period comparisons, certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current period presentation.
2. Significant Accounting Policies
Recent Accounting Pronouncements
In June 2011, the FASB issued an accounting standards update concerning the presentation of comprehensive income in financial statements. This guidance allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income only as part of the statement of changes in shareholders' equity. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company adopted the guidance from January 1, 2012; however, it did not have an impact on the Company's disclosure, financial condition or results of operations or cash flows. In February 2013, the FASB issued an additional accounting standards update related to this topic that requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance was adopted prospectively from January 1, 2013. As this guidance is disclosure-related only and does not change the current requirements for reporting net income or other comprehensive income in financial statements, its adoption did not impact the Company's financial condition, results of operations, or cash flows.
In December 2011, the FASB issued an accounting standards update requiring additional disclosures about financial instruments and derivatives that are either: (1) offset for balance sheet presentation purposes or (2) subject to an enforceable master netting arrangement or similar arrangement, regardless of whether they are offset for balance sheet presentation purposes. In January 2013, the FASB issued an additional accounting standards update related to this topic clarifying that the disclosures would apply only to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and securities lending transactions, each to the extent that they met one of the two conditions provided in the initial accounting standards update. This guidance was adopted from January 1, 2013, on a retrospective basis for all fiscal periods presented. As this guidance is disclosure-related only and does not amend existing balance sheet offsetting guidance, its adoption did not impact the Company's financial condition, results of operations, or cash flows.

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
For further information, see Item 8, Note 2, “Significant Accounting Policies,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3. Fair Value Measurements

(a) Fair Value Summary
The following tables set forth the Company’s assets and liabilities that were accounted for at fair value at March 31, 2013 and December 31, 2012 by level within the fair value hierarchy:

March 31, 2013 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at March 31, 2013
Assets
U.S. Government and Government - Related/Supported	$—	$1,978,000	$—	$—	$1,978,000
Corporate (1) (2)	—	10,264,509	40,815	—	10,305,324
Residential mortgage-backed securities – Agency (“RMBS - Agency”)	—	4,821,601	19,107	—	4,840,708
Residential mortgage-backed securities – Non-Agency (“RMBS - Non-Agency”)	—	593,288	103	—	593,391
Commercial mortgage-backed securities (“CMBS”)	—	1,128,329	25,012	—	1,153,341
Collateralized debt obligations (“CDO”)	—	8,163	702,904	—	711,067
Other asset-backed securities (2)	—	1,244,792	35,887	—	1,280,679
U.S. States and political subdivisions of the States	—	1,889,269	—	—	1,889,269
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	4,597,406	—	—	4,597,406
Total fixed maturities, at fair value	$—	$26,525,357	$823,828	$—	$27,349,185
Equity securities, at fair value (3)	369,864	481,106	—	—	850,970
Short-term investments, at fair value (1)(4)	—	256,252	2,017	—	258,269
Total investments available for sale	$369,864	$27,262,715	$825,845	$—	$28,458,424
Cash equivalents (5)	1,347,072	343,554	—	—	1,690,626
Other investments (6)		717,214	113,322	—	830,536
Other assets (7)	—	108,745	—	(680)	108,065
Total assets accounted for at fair value	$1,716,936	$28,432,228	$939,167	$(680)	$31,087,651
Liabilities
Financial instruments sold, but not yet purchased (8)	$165	$30,105	$—	$—	$30,270
Other liabilities (7)	—	28,844	32,550	(680)	60,714
Total liabilities accounted for at fair value	$165	$58,949	$32,550	$(680)	$90,984

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3. Fair Value Measurements

December 31, 2012 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at December 31, 2012
Assets
U.S. Government and Government - Related/Supported	$—	$2,034,617	$—	$—	$2,034,617
Corporate (1) (2)	—	10,451,902	30,098	—	10,482,000
RMBS – Agency	—	5,223,488	32,005	—	5,255,493
RMBS – Non-Agency	—	647,617	116	—	647,733
CMBS	—	1,051,904	25,347	—	1,077,251
CDO	—	8,080	701,736	—	709,816
Other asset-backed securities (2)	—	1,452,583	18,128	—	1,470,711
U.S. States and political subdivisions of the States	—	1,911,017	—	—	1,911,017
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	4,258,282	—	—	4,258,282
Total fixed maturities, at fair value	$—	$27,039,490	$807,430	$—	$27,846,920
Equity securities, at fair value (3)	253,957	395,402	—	—	649,359
Short-term investments, at fair value (1)(4)	—	322,703	—	—	322,703
Total investments available for sale	$253,957	$27,757,595	$807,430	$—	$28,818,982
Cash equivalents (5)	1,596,376	408,292	—	—	2,004,668
Other investments (6)	—	792,483	115,272	—	907,755
Other assets (7)	—	24,842	—	(1,327)	23,515
Total assets accounted for at fair value	$1,850,333	$28,983,212	$922,702	$(1,327)	$31,754,920
Liabilities
Financial instruments sold, but not yet purchased (8)	$—	$26,235	$—	$—	$26,235
Other liabilities (7)	—	30,379	36,247	(1,327)	65,299
Total liabilities accounted for at fair value	$—	$56,614	$36,247	$(1,327)	$91,534
____________

(1)
Included within Corporate are certain medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes had a fair value of $193.7 million and $194.3 million and an amortized cost of $192.4 million and $194.8 million at March 31, 2013 and December 31, 2012, respectively. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(2)
The Company invests in covered bonds (“Covered Bonds”). Covered Bonds are senior secured debt instruments issued by financial institutions and backed by over-collateralized pools of public sector or mortgage loans. At March 31, 2013 and December 31, 2012, Covered Bonds with a fair value of $521.0 million and $647.1 million, respectively, are included within Other asset-backed securities.

(3)	Included within Equity securities are investments in fixed income funds with a fair value of $101.0 million and $101.9 million at March 31, 2013 and December 31, 2012, respectively.

(4)	Short-term investments consist primarily of Corporate securities and U.S. and Non-U.S. Government and Government-Related/ Supported securities.

(5)	Cash equivalents balances subject to fair value measurement include certificates of deposit and money market funds. Operating cash balances are not subject to fair value measurement guidance.

(6)
The Other investments balance excludes certain structured transactions including certain investments in project finance transactions, a payment obligation and liquidity financing provided to a structured credit vehicle as a part of a third party medium term note facility. These investments, which totaled $311.7 million at March 31, 2013 and $312.1 million at December 31, 2012, are carried at amortized cost. For further information, see Item 8, Note 7, “Other Investments,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

(7)
Other assets and other liabilities include derivative instruments. The derivative balances included in each category are reported on a gross basis by level with a netting adjustment presented separately in the Collateral and Counterparty Netting column. The fair values of the individual derivative contracts are reported gross in their respective levels based on the fair value hierarchy. For further details regarding derivative fair values and associated collateral received or paid see Note 6, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements.

(8)	Financial instruments sold, but not yet purchased, represent “short sales” and are included within “Payable for investments purchased” on the balance sheet.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3. Fair Value Measurements

(b) Level 3 Assets and Liabilities
The tables below present additional information about assets and liabilities measured at fair value on a recurring basis and for which Level 3 inputs were utilized to determine fair value. The tables present a reconciliation of the beginning and ending balances for the three months ended March 31, 2013 and 2012 for all financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3) at March 31, 2013 and 2012, respectively. The tables do not include gains or losses that were reported in Level 3 in prior periods for assets that were transferred out of Level 3 prior to March 31, 2013 and 2012. Gains and losses for assets and liabilities classified within Level 3 in the table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, it should be noted that the following tables do not take into consideration the effect of offsetting Level 1 and 2 financial instruments entered into by the Company that are either economically hedged by certain exposures to the Level 3 positions or that hedge the exposures in Level 3 positions.
In general, Level 3 assets include securities for which values were obtained from brokers where either significant inputs were utilized in determining the values that were difficult to corroborate with observable market data, or sufficient information regarding the specific inputs utilized by the broker was not available to support a Level 2 classification. Transfers into or out of Level 3 primarily arise as a result of the valuations utilized by the Company changing between those provided by independent pricing services that do not contain significant unobservable inputs and other valuations sourced from brokers that are considered Level 3.
There were no significant transfers between Level 1 and Level 2 during the three months ended March 31, 2013 and 2012.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3. Fair Value Measurements

	Level 3 Assets and Liabilities -Three Months Ended March 31, 2013
(U.S. dollars in thousands)	Corporate	RMBS - Agency	RMBS - Non Agency	CMBS	CDO
Balance, beginning of period	$30,098	$32,005	$116	$25,347	$701,736
Realized gains (losses)	(2)	13	—	—	356
Movement in unrealized gains (losses)	204	(18)	—	1	21,255
Purchases and issuances	10,621	—	—	—	—
Sales	—	(535)	—	—	—
Settlements	(106)	(893)	(13)	(336)	(20,443)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	(11,465)	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$40,815	$19,107	$103	$25,012	$702,904
Movement in total gains (losses) above relating to instruments still held at the reporting date	$202	$(5)	$—	$1	$20,892

	Level 3 Assets and Liabilities -Three Months Ended March 31, 2013
(U.S. dollars in thousands)	Other asset- backed securities	Non-US Sovereign Government, Provincial, Supranational and Government Related/Supported	Short-term investments	Other investments	Derivative Contracts - Net
Balance, beginning of period	$18,128	$—	$—	$115,272	$(36,247)
Realized gains (losses)	51	—	—	2,915	—
Movement in unrealized gains (losses)	1,475	—	—	(1,902)	3,697
Purchases and issuances	21,686	—	2,017	1,905	—
Sales	—	—	—	—	—
Settlements	(5,453)	—	—	(4,868)	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$35,887	$—	$2,017	$113,322	$(32,550)
Movement in total gains (losses) above relating to instruments still held at the reporting date	$7	$—	$—	$1,013	$3,697

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3. Fair Value Measurements

	Level 3 Assets and Liabilities - Three Months Ended March 31, 2012
(U.S. dollars in thousands)	Corporate	RMBS - Agency	RMBS - Non Agency	CMBS	CDO
Balance, beginning of period	$23,818	$32,041	$—	$—	$650,851
Realized gains (losses)	(18)	13	—	—	(1,649)
Movement in unrealized gains (losses)	(315)	(79)	—	—	33,116
Purchases and issuances	9,076	36	—	—	—
Sales	—	(1,334)	—	—	(37,181)
Settlements	(137)	(1,014)	—	—	(6,440)
Transfers into Level 3	881	10,132	—	—	—
Transfers out of Level 3	—	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$33,305	$39,795	$—	$—	$638,697
Movement in total gains (losses) above relating to instruments still held at the reporting date	$(332)	$(54)	$—	$—	$29,202

	Level 3 Assets and Liabilities - Three Months Ended March 31, 2012
(U.S. dollars in thousands)	Other asset- backed securities	Non-US Sovereign Government, Provincial, Supranational and Government Related/Supported	Short-term investments	Other investments	Derivative Contracts - Net
Balance, beginning of period	$16,552	$—	$—	$113,959	$(42,644)
Realized gains (losses)	21	—	—	1,925	—
Movement in unrealized gains (losses)	(163)	—	—	899	2,014
Purchases and issuances	—	—	—	1,317	—
Sales	—	—	—	—	—
Settlements	—	—	—	(2,441)	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$16,410	$—	$—	$115,659	$(40,630)
Movement in total gains (losses) above relating to instruments still held at the reporting date	$(431)	$—	$—	$(313)	$2,014
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
The remainder of the Level 3 assets relate primarily to private equity investments and certain derivative positions as described below.
(d) Other investments
Included within the Other investments component of the Company’s Level 3 valuations are private investments and alternative fund investments where the Company is not deemed to have significant influence over the investee. The fair value of these investments is based upon net asset values received from the investment manager or general partner of the respective entity. The nature of the underlying investments held by the investee that form the basis of the net asset value include assets such as private business ventures and are such that significant Level 3 inputs are utilized in the determination of the individual underlying holding values and, accordingly, the fair value of the Company’s investment in each entity is classified within Level 3. The Company has not adjusted the net asset values received; however, management incorporates factors such as the most recent financial information received, annual audited financial statements and the values at which capital transactions with the investee take place when applying judgment regarding whether any adjustments should be made to the net asset value in recording the fair value of each position. Investments in alternative funds included in Other investments utilize strategies including arbitrage, directional, event driven and multi-style. These funds potentially have lockup and gate provisions which may limit redemption liquidity. For further details regarding the nature of Other investments and related features see Item 8, Note 7, “Other Investments,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
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
(f) Financial Instruments Not Carried at Fair Value
Authoritative guidance over disclosures about the fair value of financial instruments requires additional disclosure of fair value information for financial instruments not carried at fair value in both interim and annual reporting periods. Certain financial instruments, particularly insurance contracts, are excluded from these fair value disclosure requirements. The carrying values of cash and cash equivalents, accrued investment income, net receivable from investments sold, other assets, net payable for investments purchased, other liabilities and other financial instruments not included below approximated their fair values. The following table includes financial instruments for which the carrying value differs from the estimated fair values at March 31, 2013 and December 31, 2012. All of these fair values estimates are considered Level 2 fair value measurements. The fair values for fixed maturities held to maturity are provided by third party pricing vendors and significant valuation inputs for all other items included were based upon market data obtained from sources independent of the Company, and are subject to the same control environment previously described.

	March 31, 2013		December 31, 2012
(U.S. dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed maturities, held to maturity	$2,661,821	$3,086,378	$2,814,447	$3,262,804
Other investments - structured transactions	311,651	304,439	312,122	293,813
Financial Assets	$2,973,472	$3,390,817	$3,126,569	$3,556,617
Deposit liabilities	$1,527,323	$1,855,009	$1,551,398	$1,878,499
Notes payable and debt	1,672,206	1,908,871	1,672,778	1,918,134
Financial Liabilities	$3,199,529	$3,763,880	$3,224,176	$3,796,633
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
Deposit liabilities include obligations under structured insurance and reinsurance transactions. For purposes of fair value disclosures, the Company determined the estimated fair value of the deposit liabilities by assuming a discount rate equal to the appropriate U.S. Treasury rate plus 71.9 basis points at March 31, 2013 and the appropriate U.S. Treasury rate plus 100.3 basis points at December 31, 2012. The discount rate incorporates the Company’s own credit risk into the determination of estimated fair value.
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
The Company evaluates the performance of both the Insurance and Reinsurance segments based on underwriting profit while the Life operations segment performance is based on contribution. Other items of revenue and expenditure of the Company are not evaluated at the segment level. In addition, the Company does not allocate investment assets by segment for its Property and Casualty (“P&C”) operations. Investment assets related to the Company’s Life operations segment and certain structured products included in the Insurance and Reinsurance segments and Corporate are held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from the applicable segment.

Three Months Ended March 31, 2013 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Life Operations	Total
Gross premiums written	$1,497,787	$907,129	$2,404,916	$72,970	$2,477,886
Net premiums written	1,189,188	853,021	2,042,209	65,445	2,107,654
Net premiums earned	1,039,092	425,154	1,464,246	65,445	1,529,691
Net losses and loss expenses	650,517	192,567	843,084	110,954	954,038
Acquisition costs	130,622	85,534	216,156	4,103	220,259
Operating expenses (1)	183,997	40,421	224,418	2,595	227,013
Underwriting profit (loss)	$73,956	$106,632	$180,588	$(52,207)	$128,381
Net investment income			157,040	71,688	228,728
Net results from structured products (2)	4,185	991	5,176	—	5,176
Net fee income and other (3)	(1,939)	632	(1,307)	1,043	(264)
Net realized gains (losses) on investments			45,579	(9,069)	36,510
Contribution from P&C and Life Operations			$387,076	$11,455	$398,531
Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					7,885
Net income (loss) from investment fund affiliates and operating affiliates (4)					63,219
Exchange gains (losses)					33,435
Corporate operating expenses					46,923
Interest expense (5)					26,136
Non-controlling interests					35,742
Income tax expense					43,479
Net income (loss) attributable to XL Group plc					$350,790
Ratios – P&C operations: (6)
Loss and loss expense ratio	62.6%	45.3%	57.6%
Underwriting expense ratio	30.3%	29.6%	30.1%
Combined ratio	92.9%	74.9%	87.7%
____________

(1)	Operating expenses exclude Corporate operating expenses, shown separately.

(2)	The net results from P&C structured products include net investment income and interest expense of $17.7 million and $12.6 million, respectively.

(3)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(4)	The Company records the income related to the alternative funds and to the private investment and operating fund affiliates on a one-month and three-month lag, respectively.

(5)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(6)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Segment Information

Three Months Ended March 31, 2012 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Life Operations	Total
Gross premiums written	$1,336,634	$980,350	$2,316,984	$86,683	$2,403,667
Net premiums written	1,036,526	926,702	1,963,228	78,496	2,041,724
Net premiums earned	934,056	423,842	1,357,898	78,520	1,436,418
Net losses and loss expenses	631,685	222,380	854,065	121,307	975,372
Acquisition costs	128,256	88,244	216,500	7,651	224,151
Operating expenses (1)	185,346	38,747	224,093	2,607	226,700
Underwriting profit (loss)	$(11,231)	$74,471	$63,240	$(53,045)	$10,195
Net investment income			172,968	75,026	247,994
Net results from structured products (2)	2,819	2,438	5,257	—	5,257
Net fee income and other (3)	(2,020)	333	(1,687)	48	(1,639)
Net realized gains (losses) on investments			24,967	(4,164)	20,803
Contribution from P&C and Life Operations			$264,745	$17,865	$282,610
Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					702
Net income (loss) from investment fund affiliates and operating affiliates (4)					35,661
Exchange gains (losses)					(12,718)
Corporate operating expenses					44,260
Interest expense (5)					27,260
Non-controlling interests					36,557
Income tax expense					21,550
Net income (loss) attributable to XL Group plc					$176,628
Ratios – P&C operations: (6)
Loss and loss expense ratio	67.6%	52.5%	62.9%
Underwriting expense ratio	33.6%	29.9%	32.4%
Combined ratio	101.2%	82.4%	95.3%
____________

(1)	Operating expenses exclude Corporate operating expenses, shown separately.

(2)	The net results from P&C structured products include net investment income and interest expense of $17.2 million and $12.0 million, respectively.

(3)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(4)	The Company records the income related to the alternative funds and to the private investment and operating fund affiliates on a one-month and three-month lag, respectively.

(5)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(6)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Segment Information

The following tables summarize the Company’s net premiums earned by line of business:

Three Months Ended March 31, 2013 (U.S. dollars in thousands)	Insurance	Reinsurance	Life Operations	Total
P&C Operations:
Professional	$350,838	$45,438	$—	$396,276
Casualty	322,937	76,985	—	399,922
Property catastrophe	—	113,645	—	113,645
Property	124,450	141,263	—	265,713
Marine, energy, aviation and satellite	—	27,837	—	27,837
Specialty	182,966	—	—	182,966
Other (1)	57,901	19,986	—	77,887
Total P&C Operations	$1,039,092	$425,154	$—	$1,464,246
Life Operations:
Annuity	$—	$—	$29,685	$29,685
Other Life	—	—	35,760	35,760
Total Life Operations	$—	$—	$65,445	$65,445
Total	$1,039,092	$425,154	$65,445	$1,529,691

Three Months Ended March 31, 2012 (U.S. dollars in thousands)
P&C Operations:
Professional	$323,822	$54,908	$—	$378,730
Casualty	261,570	73,238	—	334,808
Property catastrophe	—	102,925	—	102,925
Property	125,929	135,743	—	261,672
Marine, energy, aviation and satellite	—	35,743	—	35,743
Specialty	164,451	—	—	164,451
Other (1)	58,284	21,285	—	79,569
Total P&C Operations	$934,056	$423,842	$—	$1,357,898
Life Operations:
Annuity	$—	$—	$31,457	$31,457
Other Life	—	—	47,063	47,063
Total Life Operations	$—	$—	$78,520	$78,520
Total	$934,056	$423,842	$78,520	$1,436,418
____________

(1)
Other within the Insurance segment includes: excess and surplus, surety, structured indemnity and certain other discontinued lines. Other within the Reinsurance segment includes: whole account contracts, surety and other lines.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5. Investments

(a) Fixed Maturities, Short-Term Investments and Equity Securities
Amortized Cost and Fair Value Summary
The cost (amortized cost for fixed maturities and short-term investments), fair value, gross unrealized gains and gross unrealized (losses), including, other-than-temporary impairments (“OTTI”) recorded in accumulated other comprehensive income (“AOCI”) of the Company’s available for sale (“AFS”) and held to maturity (“HTM”) investments at March 31, 2013 and December 31, 2012 were as follows:

		Included in AOCI
March 31, 2013 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Related to Changes in Estimated Fair Value	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - AFS
U.S. Government and Government-Related/Supported (2)	$1,857,361	$123,329	$(2,690)	$1,978,000	$—
Corporate (4) (5)	9,712,063	658,882	(65,621)	10,305,324	(11,453)
RMBS – Agency	4,684,803	166,268	(10,363)	4,840,708	—
RMBS – Non-Agency	600,120	46,414	(53,143)	593,391	(88,778)
CMBS	1,094,389	64,322	(5,370)	1,153,341	(2,947)
CDO	764,942	11,448	(65,323)	711,067	(5,197)
Other asset-backed securities (3)	1,240,097	50,081	(9,499)	1,280,679	(5,514)
U.S. States and political subdivisions of the States	1,764,746	129,271	(4,748)	1,889,269	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (2)	4,470,002	156,307	(28,903)	4,597,406	—
Total fixed maturities - AFS	$26,188,523	$1,406,322	$(245,660)	$27,349,185	$(113,889)
Total short-term investments (2)	$260,021	$95	$(1,847)	$258,269	$—
Total equity securities (6)	$790,132	$63,052	$(2,214)	$850,970	$—
Total investments - AFS	$27,238,676	$1,469,469	$(249,721)	$28,458,424	$(113,889)
Fixed maturities - HTM
U.S. Government and Government-Related/Supported (2)	$10,149	$1,710	$—	$11,859	$—
Corporate	1,300,893	180,171	(907)	1,480,157	—
RMBS – Non-Agency	62,604	8,071	—	70,675	—
CMBS	135,505	22,713	—	158,218	—
Other asset-backed securities (3)	100,154	12,926	(156)	112,924	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (2)	1,052,516	200,915	(886)	1,252,545	—
Total investments - HTM	$2,661,821	$426,506	$(1,949)	$3,086,378	$—
___________

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

(2)
U.S. Government and Government-Related/Supported, Non-U.S. Sovereign Government, Provincials, Supranationals and Government-Related/Supported and Total short-term investments includes government-related securities with an amortized cost of $2,079.0 million and fair value of $2,164.4 million and U.S. Agencies with an amortized cost of $301.8 million and fair value of $341.5 million.

(3)
Covered Bonds within Fixed maturities - AFS with an amortized cost of $485.5 million and a fair value of $521.0 million and Covered Bonds within Fixed maturities - HTM with an amortized cost of $7.9 million and a fair value of $8.1 million are included within Other asset-backed securities to align the Company's classification to market indices.

(4)
Included within Corporate are certain medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes have a fair value of $193.7 million and an amortized cost of $192.4 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(5)
Included within Corporate are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments, which are senior to the common and preferred equities of the financial institutions. These securities have a fair value of $283.5 million and an amortized cost of $295.7 million at March 31, 2013.

(6)	Included within Total equity securities are investments in fixed income funds with a fair value of $101.0 million and an amortized cost of $100.0 million at March 31, 2013.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5. Investments

		Included in AOCI
December 31, 2012 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Related to Changes in Estimated Fair Value	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - AFS
U.S. Government and Government-Related/Supported (2)	$1,906,044	$131,860	$(3,287)	$2,034,617	$—
Corporate (4) (5)	9,837,962	723,028	(78,990)	10,482,000	(11,453)
RMBS – Agency	5,054,097	206,931	(5,535)	5,255,493	—
RMBS – Non-Agency	678,469	46,132	(76,868)	647,733	(93,259)
CMBS	1,010,794	70,745	(4,288)	1,077,251	(2,962)
CDO	784,999	11,973	(87,156)	709,816	(4,872)
Other asset-backed securities (3)	1,426,483	59,663	(15,435)	1,470,711	(6,530)
U.S. States and political subdivisions of the States	1,767,669	146,294	(2,946)	1,911,017	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (2)	4,078,289	188,186	(8,193)	4,258,282	—
Total fixed maturities - AFS	$26,544,806	$1,584,812	$(282,698)	$27,846,920	$(119,076)
Total short-term investments (2)	$322,563	$192	$(52)	$322,703	$—
Total equity securities (6)	$617,486	$31,935	$(62)	$649,359	$—
Total investments - AFS	$27,484,855	$1,616,939	$(282,812)	$28,818,982	$(119,076)
Fixed maturities - HTM
U.S. Government and Government-Related/Supported (2)	$10,788	$1,651	$—	$12,439	$—
Corporate	1,425,320	190,871	(794)	1,615,397	—
RMBS – Non-Agency	83,205	10,502	—	93,707	—
CMBS	12,751	2,048	—	14,799	—
Other asset-backed securities (3)	222,340	29,287	(167)	251,460	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (2)	1,060,043	216,679	(1,720)	1,275,002	—
Total investments - HTM	$2,814,447	$451,038	$(2,681)	$3,262,804	$—
____________

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

(2)
U.S. Government and Government-Related/Supported, Non-U.S. Sovereign Government, Provincials, Supranationals and Government-Related/Supported and Total short-term investments includes government-related securities with an amortized cost of $1,912.7 million and fair value of $1,988.5 million and U.S. Agencies with an amortized cost of $404.3 million and fair value of $446.7 million.

(3)
Covered Bonds within Fixed maturities - AFS with an amortized cost of $605.4 million and a fair value of $647.1 million and Covered Bonds within Fixed maturities - HTM with an amortized cost of $8.4 million and a fair value of $8.6 million are included within Other asset-backed securities to align the Company's classification to market indices.

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

(6)	Included within Total equity securities are investments in fixed income funds with a fair value of $101.9 million and an amortized cost of $100.0 million at December 31, 2012.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5. Investments

At March 31, 2013 and December 31, 2012, approximately 2.9% of the Company's fixed income investment portfolio at fair value was invested in securities that were below investment grade or not rated. Approximately 30.8% and 37.7% of the gross unrealized losses in the Company's fixed income securities portfolio at March 31, 2013 and December 31, 2012, respectively, related to securities that were below investment grade or not rated.
Contractual Maturities Summary
The contractual maturities of AFS and HTM fixed income securities at March 31, 2013 and December 31, 2012 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2013 (1)		December 31, 2012 (1)
(U.S. dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturities - AFS
Due less than one year	$2,102,831	$2,118,337	$1,939,803	$1,952,250
Due after 1 through 5 years	8,096,248	8,425,698	8,521,090	8,877,512
Due after 5 through 10 years	5,136,565	5,459,235	4,701,391	5,065,158
Due after 10 years	2,468,528	2,766,729	2,427,680	2,790,996
	$17,804,172	$18,769,999	$17,589,964	$18,685,916
RMBS – Agency	4,684,803	4,840,708	5,054,097	5,255,493
RMBS – Non-Agency	600,120	593,391	678,469	647,733
CMBS	1,094,389	1,153,341	1,010,794	1,077,251
CDO	764,942	711,067	784,999	709,816
Other asset-backed securities	1,240,097	1,280,679	1,426,483	1,470,711
Total mortgage and asset-backed securities	$8,384,351	$8,579,186	$8,954,842	$9,161,004
Total fixed maturities - AFS	$26,188,523	$27,349,185	$26,544,806	$27,846,920
Fixed maturities - HTM
Due less than one year	$27,480	$28,862	$36,515	$37,580
Due after 1 through 5 years	176,470	186,992	195,121	205,562
Due after 5 through 10 years	369,716	415,524	377,541	420,008
Due after 10 years	1,789,892	2,113,183	1,886,974	2,239,688
	$2,363,558	$2,744,561	$2,496,151	$2,902,838
RMBS – Non-Agency	62,604	70,675	83,205	93,707
CMBS	135,505	158,218	12,751	14,799
Other asset-backed securities	100,154	112,924	222,340	251,460
Total mortgage and asset-backed securities	$298,263	$341,817	$318,296	$359,966
Total fixed maturities - HTM	$2,661,821	$3,086,378	$2,814,447	$3,262,804
____________

(1)
Included in the table above are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments, which are senior to the common and preferred equities of the financial institutions, at their fair value of $283.5 million and $308.5 million at March 31, 2013 and December 31, 2012, respectively. These securities are reflected in the table based on their call date and have net unrealized losses of $12.1 million and $19.1 million at March 31, 2013 and December 31, 2012, respectively.

OTTI Considerations
Under final authoritative accounting guidance, a debt security for which amortized cost exceeds fair value is deemed to be other-than-temporarily impaired if it meets either of the following conditions: (a) the Company intends to sell, or it is more likely than not that the Company will be required to sell, the security before a recovery in value, or (b) the Company does not expect to recover the entire amortized cost basis of the security. Other than in a situation in which the Company has the intent to sell a debt security or more likely than not will be required to sell a debt security, the amount of the OTTI related to a credit loss on the security is recognized in earnings, and the amount of the OTTI related to other factors (e.g., interest rates, market conditions, etc.) is recorded as a component of OCI. The net amount recognized in earnings (“credit loss impairment”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment (“NPV”). The remaining difference

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5. Investments

between the security's NPV and its fair value is recognized in OCI. Subsequent changes in the fair value of these securities are included in OCI unless a further impairment is deemed to have occurred.
In the scenario where the Company has the intent to sell a security in which its amortized cost exceeds its fair value, or it is more likely than not it will be required to sell such a security, the entire difference between the security's amortized cost and its fair value is recognized in earnings.
The determination of credit losses is based on detailed analyses of underlying cash flows and other considerations. Such analyses require the use of certain assumptions to develop the estimated performance of underlying collateral. Key assumptions used include, but are not limited to, items such as RMBS default rates based on collateral duration in arrears, severity of losses on default by collateral class, collateral reinvestment rates and expected future general corporate default rates.
Factors considered for all securities on a quarterly basis in determining that a gross unrealized loss is not other-than-temporarily impaired include management's consideration of current and near term liquidity needs and other available sources of funds, an evaluation of the factors and time necessary for recovery and an assessment of whether the Company has the intention to sell or considers it more likely than not that it will be forced to sell a security.
Pledged Assets
Certain of the Company's invested assets are held in trust and pledged in support of insurance and reinsurance liabilities as well as credit facilities. Such pledges are largely required by the Company's operating subsidiaries that are “non-admitted” under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. Also, certain deposit liabilities and annuity contracts require the use of pledged assets. At March 31, 2013 and December 31, 2012, the Company had $16.5 billion and $16.9 billion in pledged assets, respectively.
(b) Gross Unrealized Losses
The following is an analysis of how long the AFS and HTM securities at March 31, 2013 and December 31, 2012 had been in a continual unrealized loss position:

	Less than 12 months		Equal to or greater than 12 months
March 31, 2013 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments - AFS
U.S. Government and Government-Related/Supported	$197,384	$(1,644)	$15,871	$(1,066)
Corporate	785,879	(11,646)	514,156	(54,098)
RMBS – Agency	942,759	(8,722)	18,249	(1,641)
RMBS – Non-Agency	9,197	(664)	405,232	(52,479)
CMBS	205,453	(2,116)	19,846	(3,254)
CDO	99	—	690,248	(65,323)
Other asset-backed securities	106,354	(377)	93,772	(9,122)
U.S. States and political subdivisions of the States	215,939	(4,060)	10,264	(688)
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	887,311	(18,334)	123,354	(12,273)
Total fixed maturities and short-term investments - AFS	$3,350,375	$(47,563)	$1,890,992	$(199,944)
Total equity securities	$86,305	$(2,214)	$—	$—
Fixed maturities -HTM
Corporate	$720	$(23)	$10,720	$(884)
Other asset-backed securities	1,193	(156)	—	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	—	10,638	(886)
Total fixed maturities - HTM	$1,913	$(179)	$21,358	$(1,770)

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5. Investments

	Less than 12 months		Equal to or greater than 12 months
December 31, 2012 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments - AFS
U.S. Government and Government-Related/Supported	$307,879	$(2,847)	$9,951	$(471)
Corporate	476,454	(10,603)	607,796	(68,387)
RMBS – Agency	578,823	(4,541)	11,135	(994)
RMBS – Non-Agency	6,674	(450)	448,555	(76,418)
CMBS	92,899	(666)	23,580	(3,622)
CDO	243	(1)	694,351	(87,155)
Other asset-backed securities	111,431	(531)	93,388	(14,904)
U.S. States and political subdivisions of the States	77,273	(1,407)	12,851	(1,539)
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	355,409	(1,378)	131,884	(6,836)
Total fixed maturities and short-term investments - AFS	$2,007,085	$(22,424)	$2,033,491	$(260,326)
Total equity securities	$615	$(62)	$—	$—
Fixed maturities -HTM
Corporate	$4,568	$(31)	$23,005	$(763)
Other asset-backed securities	1,239	(167)	—	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	—	10,518	(1,720)
Total fixed maturities - HTM	$5,807	$(198)	$33,523	$(2,483)
The Company had gross unrealized losses totaling $249.7 million on 1,415 securities out of a total of 7,569 held at March 31, 2013 in its AFS portfolio and $1.9 million on 4 securities out of a total of 204 held in its HTM portfolio, which it considers to be temporarily impaired or with respect to which reflects non-credit losses on OTTI. Individual security positions comprising this balance have been evaluated by management to determine the severity of these impairments and whether they should be considered other-than-temporary. Management believes it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost.
Management, in its assessment of whether securities in a gross unrealized loss position are temporarily impaired, as described above, considers the significance of the impairments. At March 31, 2013, the Company had structured credit securities with gross unrealized losses of $20.0 million, which had a fair value of $8.2 million, and a cumulative fair value decline of greater than 50% of amortized cost. All of these securities are mortgage and asset-backed securities. These greater than 50% impaired securities include gross unrealized losses of $6.2 million on non-Agency RMBS, $13.2 million on Core CDOs and $0.6 million on CMBS holdings.
(c) Net Realized Gains (Losses)
The following represents an analysis of net realized gains (losses) on investments:

Net Realized Gains (Losses) on Investments	Three months ended March 31,
(U.S. dollars in thousands)	2013	2012
Gross realized gains	$73,171	$66,889
Gross realized losses on investments sold	(32,024)	(25,121)
OTTI on investments, net of amounts transferred to other comprehensive income	(4,637)	(20,965)
Net realized gains (losses) on investments	$36,510	$20,803
The main components of the net impairment charges of $4.6 million for the three months ended March 31, 2013 were:

▪
$2.8 million for structured securities, principally non-Agency RMBS, where we determined that the likely recovery on these securities was below the carrying value and, accordingly, recorded an impairment of the securities to the discounted value of the cash flows expected to be received on these securities.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5. Investments

▪	$1.8 million related to currency losses primarily arising on Swiss franc and U.K. sterling denominated securities held in U.S. dollar portfolios.
The following table sets forth the amount of credit loss impairments on fixed income securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Credit Loss Impairments	Three Months Ended March 31,
(U.S. dollars in thousands)	2013	2012
Opening balance	$268,708	$333,379
Credit loss impairment recognized in the current period on securities not previously impaired	500	1,835
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(6,475)	(17,195)
Credit loss impairments previously recognized on securities impaired to fair value during the period	—	(12,891)
Additional credit loss impairments recognized in the current period on securities previously impaired	2,304	14,930
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(4,971)	(5,253)
Balance at March 31,	$260,066	$314,805
During the three months ended March 31, 2013 and 2012, the $6.5 million and $17.2 million, respectively, of credit loss impairments previously recognized on securities that matured, or were paid down, prepaid or sold, includes $5.8 million and $9.0 million, respectively, of non-Agency RMBS.
(d) Investments in affiliates
Investment Fund Consolidation
In May 2012, the Company invested $25.0 million to obtain an approximately 94% interest in Five Oaks Investment Corp. (“Five Oaks”), a newly formed private investment company. Five Oaks is a mortgage real estate investment trust that is focused on investing in, financing and managing a leveraged portfolio of agency and non-agency residential mortgage-backed securities, residential mortgage loans and other mortgage-related investments. At December 31, 2012, the Company had consolidated Five Oaks, resulting in the recording within its balance sheet of: RMBS securities at their fair value of $81.0 million (amortized cost: $77.3 million) within Fixed maturities, $8.4 million of Derivatives, $6.0 million of Cash and cash equivalents, $63.4 million of liabilities related to obligations under repurchase agreements within Other liabilities, and $1.8 million of Non-controlling interest in equity of consolidated subsidiaries. $66.3 million of securities held by Five Oaks and consolidated by the Company were pledged as collateral under the repurchase agreements. The repurchase agreements did not provide the counterparties any recourse to assets of the Company aside from its investment in Five Oaks. Amounts recorded within the Company's consolidated statement of income related to Five Oaks were immaterial during the year ended December 31, 2012.
In March 2013, Five Oaks completed an Initial Public Offering (“IPO”) of approximately 4.0 million of its common shares for gross proceeds of approximately $61.0 million and concurrently with its IPO, Five Oaks sold to the Company an additional 1.67 million shares for $25.0 million in a private placement. Following these transactions, and the receipt of 8,175 shares distributed to the Company in respect of its investment in Oak Circle Capital Partners LLC (“Oak Circle”), the Company's ownership interest in Five Oaks was reduced to 43.8%, which no longer represented a controlling financial interest. Accordingly, the Five Oaks investment was deconsolidated by the Company at the closing date of the Five Oaks IPO. The investment is accounted for under the equity method and carried as a strategic operating affiliate at March 31, 2013. A loss of $1.5 million was recorded upon deconsolidation within Realized investment gains (losses) based upon the difference between the fair value of the Company's retained interest in Five Oaks subsequent to the additional share sales and the Company's carrying value of Five Oaks' net assets at the closing date of the Five Oaks IPO. In addition, in September 2012 the Company received warrants that were priced at the time of the IPO. The warrants allow the Company to purchase an additional 3.125 million shares at $15.75 per share, which would result in a total additional investment of $49.2 million by the Company should it exercise the warrants in full in the future. The warrants expire in September 2019.

In March 2012, the Company purchased an equity interest in Oak Circle, the investment management company that provides portfolio management and other administrative services to Five Oaks. The Company's investment in Oak Circle is included in investment manager affiliates.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6. Derivative Instruments

The Company enters into derivative instruments for both risk management and investment purposes. The Company is exposed to potential loss from various market risks, and manages its market risks based on guidelines established by management and the Risk and Finance Committee of the Company's Board of Directors. The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value, with the changes in fair value of derivatives shown in the consolidated statement of income as “Net realized and unrealized gains and losses on derivative instruments” unless the derivatives are designated as hedging instruments. The accounting for derivatives that are designated as hedging instruments is described in Item 8, Note 2(h), “Significant Accounting Policies - Derivative Instruments,” to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
The following table summarizes information on the location and gross amounts of derivative fair values contained in the consolidated balance sheet at March 31, 2013 and December 31, 2012:

	March 31, 2013				December 31, 2012
(U.S. dollars in thousands)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)
Derivatives designated as hedging instruments:
Foreign exchange contracts	2,731,749	104,733	615,505	23,291	670,751	12,511	2,382,507	23,715
Total derivatives designated as hedging instruments	$2,731,749	$104,733	$615,505	$23,291	$670,751	$12,511	$2,382,507	$23,715
Derivatives not designated as hedging instruments:
Investment Related Derivatives:
Interest rate exposure	$30,009	$2,177	$4,446	$46	$45,604	$2,060	$26,139	$253
Foreign exchange exposure	62,824	735	14,266	608	33,007	226	54,449	1,790
Credit exposure	13,000	23	438,959	15,749	25,000	486	436,959	15,472
Financial market exposure	83,627	1,077	15,562	1	72,597	9,559	16,910	—
Financial Operations Derivatives: (2)
Credit exposure	—	—	43,419	—	—	—	46,903	—
Other Non-Investment Derivatives:
Guaranteed minimum income benefit contract	—	—	62,553	21,699	—	—	69,051	25,396
Modified coinsurance funds withheld contract	75,441	—	—	—	76,975	—	—	—
Total derivatives not designated as hedging instruments	$264,901	$4,012	$579,205	$38,103	$253,183	$12,331	$650,411	$42,911
____________

(1)
Derivative instruments in an asset or liability position are included within Other assets or Other liabilities, respectively, in the balance sheet on a net basis where the Company has both a legal right of offset and the intentions to settle the contracts on a net basis.

(2)	Financial operations derivatives represent interests in variable interest entities as described in Note 10, “Variable Interest Entities".

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6. Derivative Instruments

The following table summarizes information on the gross and net amounts of derivative fair values and associated collateral received related to derivative assets or paid relating to derivative liabilities contained in the consolidated balance sheet at March 31, 2013 and December 31, 2012:

				Gross Amounts Not Offset in the Balance Sheet
March 31, 2013 (U.S. dollars in thousands)	Gross Amounts Recognized in Balance Sheet	Gross Amounts Offset in the Balance Sheet	Net Amounts in the Balance Sheet	Financial Instruments	Cash Collateral	Net Amounts
Derivative Assets	$108,745	$680	$108,065	$—	$46,720	$61,345
Derivative Liabilities	$61,394	$680	$60,714	$—	$—	$60,714

December 31, 2012 (U.S. dollars in thousands)
Derivative Assets	$24,842	$1,327	$23,515	$—	$—	$23,515
Derivative Liabilities	$66,626	$1,327	$65,299	$—	$12,130	$53,169
Derivative instruments in an asset or liability position are included within Other assets or Other liabilities, respectively, in the balance sheet on a net basis where the Company has both a legal right of offset and the intentions to settle the contracts on a net basis. The Company often enters into different types of derivative contracts with a single counterparty and these contracts are covered under netting agreements. At March 31, 2013, the Company held cash collateral of $46.7 million. The collateral balance was included within Cash and cash equivalents and the corresponding liability to return the collateral was recorded as Other Liabilities within the balance sheet as the collateral and derivative positions are not intended to be settled on a net basis. At December 31, 2012, the Company paid cash collateral related to certain derivative positions of $12.1 million. The assets related to the net collateral paid were recorded as Other assets within the balance sheet.
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
The Company may hedge portions of its liabilities against changes in the applicable designated benchmark interest rate. Interest rate swaps may also be used to hedge the changes in fair value of certain fixed rate liabilities and fixed income securities due to changes in the designated benchmark interest rate. In addition, the Company utilizes foreign exchange contracts to hedge the fair value of certain fixed income securities as well as to hedge certain net investments in foreign operations.
The following table provides the total impact on earnings relating to derivative instruments formally designated as fair value hedges along with the impacts of the related hedged items for the three months ended March 31, 2013 and 2012:

		Hedged Items - Amount of Gain/(Loss) Recognized in Income Attributable to Risk
Derivatives Designated as Fair Value Hedges: Three Months Ended March 31, 2013 (U.S. dollars in thousands)	Gain/(Loss) Recognized in Income on Derivative	Deposit Liabilities	Fixed Maturity Investments	Ineffective Portion of Hedging Relationship - Gain/(Loss)
Interest rate exposure	$—
Foreign exchange exposure	30,245
Total	$30,245	$—	$(28,770)	$1,475

Three Months Ended March 31, 2012 (U.S. dollars in thousands)
Interest rate exposure	$(5,457)
Foreign exchange exposure	(15,100)
Total	$(20,557)	$3,607	$14,511	$(2,439)

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
The periodic coupon settlements resulted in decreases to Interest expense of nil and $2.4 million for the three months ended March 31, 2013 and 2012.
Settlement of Fair Value Hedges
A summary of the fair value hedges that have been settled and their impact on results during the three months ended March 31, 2013 and 2012 is shown below:

Settlement of Fair Value Hedges - Summary	Fair Value Hedges - Notes Payable and Debt March 31,		Fair Value Hedges - Deposit Liabilities March 31,
(U.S. dollars in thousands, except years)	2013	2012	2013	2012
Cumulative reduction to interest expense	$15,926	$12,019	$25,588	$11,070
Remaining balance	$5,698	$9,605	$207,607	$138,415
Weighted average years remaining to maturity	1.5	2.5	24.7	33.0
(b) Derivative Instruments Designated as Hedges of the Net Investment in a Foreign Operation
The Company utilizes foreign exchange contracts to hedge the fair value of certain net investments in foreign operations. During the three months ended March 31, 2013 and 2012, the Company entered into foreign exchange contracts that were formally designated as hedges of investments in foreign subsidiaries, the majority of which have functional currencies of either U.K. sterling or the Euro. There was no ineffectiveness in these transactions.
The following table provides the weighted average U.S. dollar equivalent of foreign denominated net assets that were hedged and the resultant gain (loss) that was recorded in the cumulative translation adjustment account within AOCI for the three months ended March 31, 2013 and 2012.

Derivative Instruments Designated as Hedges of the Net Investment in a Foreign Operation - Summary	Three Months Ended March 31,
(U.S. dollars in thousands)	2013	2012
Weighted average of U.S. dollar equivalent of foreign denominated net assets	$2,523,821	$1,893,401
Derivative gains (losses) (1)	$62,639	$(37,872)
____________

(1)
Derivative gains (losses) from derivative instruments designated as hedges of the net investment in a foreign operation are recorded in the cumulative translation adjustment account within AOCI for each period.

(c) Derivative Instruments Not Formally Designated As Hedging Instruments
The following table provides the total impact on earnings relating to derivative instruments not formally designated as hedging instruments under authoritative accounting guidance and from the ineffective portion of fair value hedges. The impacts are all recorded through Net realized and unrealized gains (losses) on derivatives in the income statement for the three months ended March 31, 2013 and 2012:

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6. Derivative Instruments

Net Realized and Unrealized Gains (Losses) on Derivative Instruments	Three Months Ended March 31,
(U.S. dollars in thousands)	2013	2012
Investment Related Derivatives:
Interest rate exposure	$200	$700
Foreign exchange exposure	(1,598)	(354)
Credit exposure	(816)	(3,699)
Financial market exposure	5,353	3,944
Financial Operations Derivatives:
Credit exposure	242	143
Other Non-Investment Derivatives:
Guaranteed minimum income benefit contract	3,697	2,015
Modified coinsurance funds withheld contract	(668)	392
Total derivatives not designated as hedging instruments	$6,410	$3,141
Amount of gain (loss) recognized in income from ineffective portion of fair value hedges	1,475	(2,439)
Net realized and unrealized gains (losses) on derivative instruments	$7,885	$702
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
In addition, certain of the Company's investment managers may, subject to investment guidelines, enter into forward contracts where potential gains may exist.
Investment Related Derivatives – Credit Exposure
Credit derivatives may be purchased within the Company's investment portfolio in the form of single name and basket credit default swaps, which are used to mitigate credit exposure through a reduction in credit spread duration (i.e., macro credit strategies rather than single-name credit hedging) or exposure to selected issuers, including issuers that are not held in the underlying bond portfolio.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6. Derivative Instruments

Investment Related Derivatives - Financial Market Exposure
Stock index futures may be purchased within the Company's investment portfolio in order to create synthetic equity exposure and to add value to the portfolio with overlay strategies where market inefficiencies are believed to exist. From time to time, the Company may enter into other financial market exposure derivative contracts on various indices including, but not limited to, inflation and commodity contracts.
(d)(ii) Financial Operations Derivatives - Credit Exposure
At March 31, 2013 and December 31, 2012, the Company held one credit derivative exposure, which was written as part of the Company's previous financial lines business and is outside of the Company's investment portfolio. This is a European project finance loan participation that benefits from an 80% deficiency guarantee from the German state and federal governments. An aggregate summary of the credit derivative exposures at March 31, 2013 and December 31, 2012 is as follows:

Financial Operations Derivatives - Credit Exposure Summary: (U.S. dollars in thousands, except term to maturity)	March 31, 2013	December 31, 2012
Principal outstanding	$41,142	$44,281
Interest outstanding	2,277	2,622
Aggregate outstanding exposure	$43,419	$46,903
Total liability recorded	$—	$—
Weighted average contractual term to maturity	4.5 years	4.7 years
Underlying obligations credit rating	BB	BB
At March 31, 2013 and December 31, 2012, there was no reported event of default on this obligation. Credit derivatives are recorded at fair value based upon prices received from the investment bank counterparty and corroborated by using models developed by the Company. Although the Company does not have access to the specific unobservable inputs that may have been used in the value provided by the counterparty, it expects that the significant inputs considered would include changes in interest rates, future default rates, credit spreads, changes in credit quality, future expected recovery rates and other market factors. The change resulting from movements in credit and credit quality spreads is unrealized as the credit derivative is not traded to realize this resultant value.
(d)(iii) Other Non-Investment Derivatives
The Company also has derivatives embedded in certain reinsurance contracts. For a certain life reinsurance contract, the Company pays the ceding company a fixed amount equal to the estimated present value of the excess of guaranteed benefit over the account balance upon the policyholder's election to take the income benefit. The fair value of this derivative is determined based on the present value of expected cash flows. In addition, the Company has modified coinsurance and funds withheld reinsurance agreements that provide for a return based on a portfolio of fixed income securities. As such, the agreements contain embedded derivatives. The embedded derivative is bifurcated from the funds withheld balance and recorded at fair value with changes in fair value recognized in earnings through Net realized and unrealized gains and losses on derivative instruments.
(e) Contingent Credit Features
Certain derivative agreements entered into by the Company or its subsidiaries contain rating downgrade provisions that permit early termination of the agreement by the counterparty if collateral is not posted following failure to maintain certain credit ratings from one or more of the principal credit rating agencies. If the Company were required to early terminate such agreements due to a rating downgrade, it could potentially be in a net liability position at the time of settlement. The aggregate fair value of all derivative agreements containing such rating downgrade provisions that were in a liability position and the collateral posted under any of these agreements as of March 31, 2013 and December 31, 2012 were as follows:

Contingent Credit Features - Summary: (U.S. dollars in thousands)	March 31, 2013	December 31, 2012
Aggregate fair value of derivative agreements with downgrade provisions in a net liability position	$12,607	$20,366
Collateral posted to counterparty	$—	$5,490

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
7. Share Capital

(a) Authorized and Issued
Buybacks of Ordinary Shares
On February 27, 2012, the Company announced that its Board of Directors approved a share buyback program, authorizing the Company to purchase up to $750 million of its ordinary shares (the “February 2012 Program”).  During 2012, the Company purchased and canceled 18.3 million ordinary shares under the February 2012 Program for $401.6 million. Between January 1 and February 22, 2013, the Company purchased and canceled 3.8 million ordinary shares under the February 2012 Program for $98.3 million. See Item 8, Note 18, “Share Capital,” to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
On February 22, 2013, the Company announced that its Board of Directors approved a new share buyback program, authorizing the Company to purchase up to $850 million of its ordinary shares (the “February 2013 Program”). This authorization replaced the approximately $250 million remaining under the February 2012 Program. Between February 23, 2013 and March 31, 2013, the Company purchased and canceled 4.2 million ordinary shares under the February 2013 Program for $125.0 million.
During the quarter, in total the Company purchased 8.0 million shares for $223.3 million at an average price of $27.89 per share. At March 31, 2013, $725.0 million remained available for purchase under the February 2013 Program.
All share buybacks were carried out by way of redemption in accordance with Irish law and the Company's constitutional documents. All shares so redeemed were canceled upon redemption.
(b) Stock Plans
The Company's performance incentive programs provide for grants of stock options, restricted stock, restricted stock units and performance units and stock appreciation rights. Share-based compensation granted by the Company generally contains a vesting period of three or four years, and certain awards also contain performance conditions. The Company records compensation expense related to each award over its vesting period incorporating the best estimate of the expected outcome of performance conditions where applicable. Compensation expense is generally recorded on a straight line basis over the vesting period of an award. See Item 8, Note 18, “Share Capital,” to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 for further information on the Company's performance incentive programs and associated accounting.
During the three months ended March 31, 2013, the Company granted approximately 1.0 million stock options with a weighted-average grant date fair value of $8.34 per option. The fair value of the options issued was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

Dividend yield	2.00%
Risk free interest rate	1.14%
Volatility	37.0%
Expected lives	6.0 years
During the three months ended March 31, 2013, the Company granted approximately 0.1 million restricted stock awards to certain employees and directors of the Company and its subsidiaries with an aggregate grant date fair value of approximately $4.0 million. The award recipients generally have the rights and privileges of a shareholder as to the restricted stock, including the right to receive dividends contingent upon the vesting of the restricted stock and the right to vote such restricted stock. The recipients are not entitled to receive delivery of a stock certificate prior to vesting nor may any restricted stock be sold, transferred, pledged, or otherwise disposed of prior to the satisfaction of all vesting requirements.
During the three months ended March 31, 2013, the Company granted approximately 1.6 million restricted stock units to certain employees of the Company and its subsidiaries with an aggregate grant date fair value of approximately $45.8 million. Each restricted stock unit represents the Company's obligation to deliver to the holder one ordinary share upon satisfaction of the three year vesting term. Restricted stock units are granted at the closing market price on the day of grant and entitle the holder to receive dividends declared and paid in the form of additional ordinary shares contingent upon vesting.
During the three months ended March 31, 2013, the Company granted approximately 0.6 million performance units (representing a potential maximum share payout of approximately 1.3 million ordinary shares) to certain employees with an aggregate grant date fair value of approximately $17.5 million. The performance units vest after three years, subject to the achievement of stated performance metrics, and entitle the holder to ordinary shares of the Company. There are no dividend

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
7. Share Capital

rights associated with the performance units. Each grant of performance units has a target number of shares, with final payouts ranging from 0% to 200% of the grant amount depending upon a combination of corporate and business segment performance along with each employee's continued service through the vesting date. Performance targets are based on relative and absolute financial performance metrics.
8. Notes Payable and Debt and Financing Arrangements
(a) Notes Payable and Debt
All outstanding debt of the Company at March 31, 2013 and December 31, 2012 was issued by XLIT Ltd. (“XL-Cayman”) a 100% owned subsidiary of XL-Ireland and the only direct subsidiary thereof.  XL-Ireland does not have significant assets or operations independent of XL-Cayman. XL-Cayman's outstanding debt is fully and unconditionally guaranteed by XL-Ireland. The ability of XL-Cayman, like that of the Company, to obtain funds from its subsidiaries to satisfy any of its obligations under guarantees is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the Company operates, including, among others, Bermuda, the United States, Ireland, Switzerland and the U.K. For details of the required statutory capital and surplus for the principal operating subsidiaries of the Company, see Item 8, Note 23, “Statutory Financial Data,” to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
The Company was in compliance with all covenants by significant margins at March 31, 2013, and the Company currently remains in compliance with all covenants.
(b) Letter of Credit Facilities and Other Sources of Collateral
The Company has several letter of credit and revolving credit facilities provided on a syndicated and bilateral basis from commercial banks. These facilities are utilized primarily to support non-admitted insurance and reinsurance operations in the U.S. and capital requirements at Lloyd's. The Company's letter of credit facilities and revolving credit facilities at March 31, 2013 and December 31, 2012 were as follows:

Letter of Credit Summary: (U.S. dollars in thousands except percentages)	March 31, 2013 (1)	December 31, 2012 (1)
Revolving credit facility (2)	$1,000,000	$1,000,000
Available letter of credit facilities - commitments (3)	$4,000,000	$4,000,000
Available letter of credit facilities - in use	$1,769,005	$1,757,250
Collateralized by certain assets of the Company’s investment portfolio	93.4%	93.3%
____________

(1)	At March 31, 2013 and December 31, 2012, there were five available letter of credit facilities.

(2)	At March 31, 2013 and December 31, 2012, the revolving credit facility was unutilized.

(3)
The Company has the option to increase the size of the March 2011 Credit Agreement by an additional $500 million and the size of the facilities under the December 2011 Credit Agreements by an additional $500 million across both such facilities.

For details of these facilities see Item 8, Note 13(b), “Notes Payable and Debt and Financing Arrangements - Letter of Credit Facilities and Other Sources of Collateral,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. Related Party Transactions
At March 31, 2013 and 2012, the Company owned minority stakes in four independent investment management companies (“Investment Manager Affiliates”) that are actively managing client capital and seeking growth opportunities. The Company seeks to develop relationships with specialty investment management organizations, generally acquiring an equity interest in the business. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates and through these funds and partnerships pays management and performance fees to the Company's Investment Manager Affiliates. See Note 5(d), "Investments - Investment in Affiliates,” included herein.
In the normal course of business, the Company enters into reinsurance contracts with certain of its other strategic affiliates, or their subsidiaries. During the three months ended March 31, 2013 and 2012, these contracts resulted in reported net premiums written, net reported claims and reported acquisition costs as summarized below. Management believes that these transactions are conducted at market rates consistent with negotiated arms-length contracts.

(U.S. dollars in thousands)	Three months ended March 31,
	2013	2012
Reported net premiums written	$12,587	$16,589
Net losses and loss expenses incurred	5,649	8,123
Reported acquisition costs	5,330	6,787

10. Variable Interest Entities
At times, the Company has utilized variable interest entities (“VIEs”) both indirectly and directly in the ordinary course of the Company's business.
The Company invests in CDOs and other investment vehicles that are issued through VIEs as part of the Company's investment portfolio. The activities of these VIEs are generally limited to holding the underlying collateral used to service investments therein. The Company's involvement in these entities is passive in nature and we are not the arranger of these entities. In addition, the Company has not been involved in establishing these entities and is not the primary beneficiary of these VIEs as contemplated in current authoritative accounting guidance.
The Company has a limited number of remaining outstanding credit enhancement exposures, including written financial guarantee and credit default swap contracts. The obligations related to these transactions are often securitized through VIEs. The Company is not the primary beneficiary of these VIEs as contemplated in current authoritative accounting guidance on the basis that management does not believe that the Company has the power to direct the activities, such as asset selection and collateral management, which most significantly impact each entity's economic performance. For further details on the nature of the obligations and the size of the Company's maximum exposure, see Note 6, “Derivative Instruments,” and Note 12 (a), “Commitments and Contingencies - Financial Guarantee Exposures.”

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(U.S. dollars in thousands, except per share amounts)	2013	2012
Basic earnings per ordinary share & ordinary share equivalents outstanding:
Net income (loss) attributable to ordinary shareholders	$350,790	$176,628
Weighted average ordinary shares outstanding - basic	295,000	315,120
Basic earnings per ordinary share & ordinary share equivalents outstanding	$1.19	$0.56
Diluted earnings per ordinary share & ordinary share equivalents outstanding:
Weighted average ordinary shares outstanding - basic	295,000	315,120
Impact of share-based compensation and certain conversion features	4,469	2,519
Weighted average ordinary shares outstanding - diluted	299,469	317,639
Diluted earnings per ordinary share & ordinary share equivalents outstanding	$1.17	$0.56
Dividends per ordinary share	$0.14	$0.11
For the three months ended March 31, 2013 and 2012, ordinary shares available for issuance under share-based compensation plans of 6.4 million and 9.6 million, respectively, were not included in the calculation of diluted earnings per share because the assumed exercise or issuance of such shares would be anti-dilutive.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Commitments and Contingencies
(a) Financial Guarantee Exposures

Financial Guarantee Exposure Summary (U.S. dollars in thousands except number of contracts and term to maturity)	March 31, 2013	December 31, 2012
Opening number of financial guarantee contracts	4	4
Number of financial guarantee contracts matured, prepaid or commuted during the period	—	—
Closing number of financial guarantee contracts	4	4
Principal outstanding	$115,464	$115,464
Interest outstanding	$—	$—
Aggregate exposure outstanding	$115,464	$115,464
Total gross claim liability recorded	$1,399	$1,399
Total unearned premiums and fees recorded	$243	$279
Weighted average contractual term to maturity in years	25.2	25.4
The Company's outstanding financial guarantee contracts at March 31, 2013 provide credit support for a variety of collateral types with the exposures comprised of (i) a $108.3 million notional financial guarantee on three notes backed by zero coupon long dated bonds and bank perpetual securities, including some issued by European financials; and (ii) a $7.2 million notional financial guarantee relating to future scheduled repayments on a government-subsidized housing project. At March 31, 2013, there were no reported events of default on these obligations.
Surveillance procedures to track and monitor credit deteriorations in the insured financial obligations are performed by the primary obligors for each transaction on the Company's behalf. Information regarding the performance status and updated exposure values is provided to the Company on a quarterly basis and evaluated by management in recording claims reserves.
(b) Litigation
The Company and its subsidiaries are subject to litigation and arbitration in the normal course of business. These lawsuits and arbitrations principally involve claims on policies of insurance and contracts of reinsurance and are typical for the Company and for the property and casualty insurance and reinsurance industry in general. Such claims proceedings are considered in connection with the Company's loss and loss expense reserves. Reserves in varying amounts may or may not be established in respect of particular claims proceedings based on many factors, including the legal merits thereof. In addition to litigation relating to insurance and reinsurance claims, the Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance or reinsurance policies. This category of business litigation typically involves, among other things, allegations of underwriting errors or misconduct, employment claims, regulatory activity, shareholder disputes or disputes arising from business ventures. The status of these legal actions is actively monitored by management.
Legal actions are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions other than claims proceedings, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company's financial position or liquidity at March 31, 2013.
If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company's assessment at March 31, 2013, no such disclosures are considered necessary.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. Accumulated Other Comprehensive Income (Loss)
The changes in AOCI, net of tax, by component for the three months ended March 31, 2013 are as follows:

March 31, 2013 (U.S. dollars in thousands)	Unrealized Gains (Losses) on Investments	OTTI Losses Recognized in AOCI	Foreign Currency Translation Adjustments	Underfunded Pension Liability	Cash Flow Hedge	Total
Balance, January 1 - net of tax	$1,597,823	$(121,371)	$69,391	$(27,506)	$1,674	$1,520,011
OCI before reclassifications	(87,688)	—	(3,921)	385	—	(91,224)
Amounts reclassified from AOCI	(41,695)	5,185	—	—	110	(36,400)
Tax (benefit) expense	12,726	(3)	—	—	—	12,723
Net current period OCI - net of tax	(116,657)	5,182	(3,921)	385	110	(114,901)
Balance, March 31 - net of tax	$1,481,166	$(116,189)	$65,470	$(27,121)	$1,784	$1,405,110
The reclassifications out of AOCI along with the associated income statement line items affected by component, and the total related tax (expense) benefit for the three months ended March 31, 2013 are as follows:

Gross Amount Reclassified From AOCI
Details About AOCI Components	Three months ended March 31, 2013	Affected Line Item in the Statement of Income
(U.S. dollars in thousands)
Unrealized gains and losses on investments:
	$(45,422)	Net realized gains (losses) on investments sold
	3,727	OTTI on investments
	$(41,695)	Total before tax
	274	Provision (benefit) for income tax
	$(41,421)	Net of tax
OTTI losses recognized in OCI:
	$4,275	Net realized gains (losses) on investments sold
	910	OTTI on investments transferred to (from) OCI
	$5,185	Total before tax
	(3)	Provision (benefit) for income tax
	$5,182	Net of tax
Gains and losses on cash flow hedges:
Interest rate contracts	$110	Interest Expense
	—	Provision (benefit) for income tax
	$110	Net of tax

Total reclassifications for the period, gross of tax	$(36,400)
Tax (benefit) expense	271
Total reclassifications for the period, net of tax	$(36,129)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
The following is a discussion of our financial condition and liquidity and results of operations. Certain aspects of our business have loss experience characterized as low frequency and high severity. This may result in volatility from period to period in both the Company's and an individual segment's results of operations and financial condition. Unless the context otherwise indicates, references herein to “the Company,” “we,” “us,” or “our” are to XL Group plc, an Irish public limited company (“XL-Ireland”), and its consolidated subsidiaries.
This “Management's Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that involve inherent risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. These statements are based upon current plans, estimates and expectations. Actual results may differ materially from those projected in such forward-looking statements, and therefore undue reliance should not be placed on them. See “Cautionary Note Regarding Forward-Looking Statements” for a list of additional factors that could cause actual results to differ materially from those contained in any forward-looking statement, as well as Item 1, “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31, 2012.
This discussion and analysis should be read in conjunction with the “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements and Notes thereto, presented under Item 7 and Item 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2012.
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
All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:

▪	changes in the size of our claims relating to natural or man-made catastrophe losses due to the preliminary nature of some reports and estimates of loss and damage to date;

▪	trends in rates for property and casualty insurance and reinsurance;

▪	the timely and full recoverability of reinsurance placed by us with third parties, or other amounts due to us;

▪	changes in ratings or rating agency policies or practices;

▪	changes in the projected amount of ceded reinsurance recoverables and the ratings and creditworthiness of reinsurers;

▪	the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than we anticipated;

▪	our ability to successfully implement our business strategy;

▪	increased competition on the basis of pricing, capacity, coverage terms or other factors, which could harm our ability to maintain or increase our business volumes or profitability;

▪	greater frequency or severity of claims and loss activity than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

▪
changes in general economic conditions, including the effects of inflation on our business, including on pricing and reserving, and changes in interest rates, credit spreads, foreign currency exchange rates and future volatility in the world's credit, financial and capital markets that adversely affect the performance and valuation of our investments or access to such markets;

▪
developments, including uncertainties related to the future of the Euro-zone, the ability of Euro-zone countries to service existing debt obligations and the strength of the Euro as a currency and to the financial condition of counterparties, reinsurers and other companies that are at risk of bankruptcy;

▪	the potential impact on us from government-mandated insurance coverage for acts of terrorism;

▪	the potential for changes to methodologies, estimations and assumptions that underlie the valuation of our financial instruments that could result in changes to investment valuations;

▪	changes to our assessment as to whether it is more likely than not that we will be required to sell, or have the intent to sell, available for sale debt securities before their anticipated recovery;

▪	the availability of borrowings and letters of credit under our credit facilities;

▪	the ability of our subsidiaries to pay dividends to XL-Ireland and XLIT Ltd., an exempted company organized under the laws of the Cayman Islands ("XL-Cayman");

▪
the potential effect of regulatory developments in the jurisdictions in which we operate, including those which could impact the financial markets or increase our business costs and required capital levels;

▪	changes in regulations or laws applicable to XL-Ireland or our subsidiaries, brokers or customers;

▪	acceptance of our products and services, including new products and services;

▪	changes in the availability, cost or quality of reinsurance;

▪	changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers;

▪	loss of key personnel;

▪	changes in accounting policies or practices or the application thereof;

▪
legislative or regulatory developments including, but not limited to, changes in regulatory capital balances that must be maintained by our operating subsidiaries and governmental actions for the purpose of stabilizing the financial markets;

▪	the effects of mergers, acquisitions and divestitures;

▪	developments related to bankruptcies of companies insofar as they affect property and casualty insurance and reinsurance coverages or claims that we may have as a counterparty;

▪	changes in applicable tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof;

▪	the effects of business disruption or economic contraction due to war, terrorism or other hostilities;

▪	our ability to realize the expected benefits from the Redomestication; and

▪	the other factors set forth in Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31, 2012 and our other documents on file with the SEC.
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
EXECUTIVE OVERVIEW
See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview,” included in our Annual Report on Form 10-K for the year ended December 31, 2012. That discussion is updated with the disclosures set forth below.
RESULTS OF OPERATIONS AND KEY FINANCIAL MEASURES
Results of Operations
The following table presents an analysis of our net income (loss) attributable to ordinary shareholders and other financial measures (described below) for the three months ended March 31, 2013 and 2012:

(U.S. dollars in thousands, except share and per share amounts)	Three Months Ended March 31,
	2013	2012
Net income (loss) attributable to ordinary shareholders	$350,790	$176,628
Earnings (loss) per ordinary share – basic	$1.19	$0.56
Earnings (loss) per ordinary share – diluted	$1.17	$0.56
Weighted average number of ordinary shares and ordinary share equivalents – basic	295,000	315,120
Weighted average number of ordinary shares and ordinary share equivalents – diluted	299,469	317,639

Key Financial Measures
The following are some of the financial measures management considers important in evaluating our operating performance:

	Three Months Ended March 31,		Change
(U.S. dollars in thousands, except ratios and per share amounts)	2013	2012	2013 to 2012
Underwriting profit (loss) - P&C operations	$180,588	$63,240	$117,348
Combined ratio - P&C operations	87.7%	95.3%	(7.6) pts
Net investment income - P&C operations	$174,781	$190,216	$(15,435)
Operating net income	$279,868	$165,231	$114,637
Operating net income per share	$0.93	$0.52	$0.41
Annualized return on average ordinary shareholders’ equity	13.4%	7.4%	6.0 pts
Annualized operating return on average ordinary shareholders’ equity	10.7%	6.9%	3.8 pts

(U.S. dollars)	March 31, 2013	December 31, 2012	Change Three Months
Book value per ordinary share	$35.93	$35.18	$0.75
Fully diluted tangible book value per ordinary share	$34.05	$33.35	$0.70
The following are descriptions of these key financial measures and a brief discussion of the factors influencing them:
Underwriting profit - property and casualty (“P&C”) operations
One way that we evaluate the performance of our insurance and reinsurance operations is by underwriting profit or loss. We do not measure performance based on the amount of gross premiums written. Underwriting profit or loss is calculated from premiums earned less net losses incurred and expenses related to underwriting activities. Our underwriting profit (loss) in the three months ended March 31, 2013 was consistent with the combined ratio discussed below.
Combined ratio - P&C operations
In the P&C industry, the combined ratio is a widely used measure of underwriting profitability. The combined ratio is calculated from the net losses incurred and underwriting expenses as a ratio of the net premiums earned for our insurance and reinsurance operations. A combined ratio of less than 100% indicates an underwriting profit and greater than 100% reflects an underwriting loss.
Our combined ratio of 87.7% for the three months ended March 31, 2013 was lower than the 95.3% combined ratio in 2012, primarily due to a decrease in the loss and loss expense ratio while the underwriting expense ratio was flat. The loss and loss expense ratio, which is the ratio of losses and loss expenses incurred to net premiums earned, decreased primarily as a result of lower levels of attritional, catastrophe and large losses, changes in the mix of business and moderately improved pricing as compared to 2012. The underwriting expense ratio, which was flat year on year, is the ratio of the sum of acquisition costs and operating expenses to the net premiums earned. For further information on our combined ratio, see “Income Statement Analysis” below.
Net investment income - P&C operations
Net investment income related to P&C operations, which includes interest and dividend income together with the amortization of premium and discount on fixed maturities and short-term investments, net of related investment expenses, is an important measure that affects our overall profitability. Our largest liability relates to our unpaid loss reserves, and our investment portfolio provides liquidity for claims settlements of these reserves as they become due. As a result, a significant part of the investment portfolio is invested in fixed income securities. Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates and credit spreads, foreign exchange rates and changes in overall asset allocation. See the segment results at “Investment Activities” below for a discussion of our net investment income for the three months ended March 31, 2013.
Operating net income and Operating net income per share
Operating net income is a non-GAAP financial measure defined as net income (loss) attributable to ordinary shareholders excluding: (1) our net realized gains and losses on investments, net of tax, (2) our net realized and unrealized gains and losses on derivatives, net of tax, (3) our share of items (1) and (2) for our insurance company affiliates for the periods presented, (4) goodwill impairment charges, net of tax, (5) the gains recognized on our repurchase of XL-Cayman's preference ordinary shares and (6) foreign exchange gains or losses, net of tax. We evaluate the performance of and manage our business to produce an underwriting profit. In addition to presenting net income (loss), we believe that showing operating net income (loss) enables investors and other users of our financial information to analyze our performance in a manner similar to how we analyze performance. In this regard, we believe that providing only a GAAP presentation of net income (loss) makes it more difficult for users of our financial information to evaluate our underlying business. We also believe that equity analysts and certain rating agencies that follow us (and the insurance industry as a whole) exclude these items from their analyses for the same reasons and they request that we provide this non-GAAP financial information on a regular basis. A reconciliation of our net income (loss) attributable to ordinary shareholders to operating net income (loss) is provided at the end of “Key Financial Measures” below.
Operating net income per share is derived from the non-GAAP operating net income measure by dividing operating net income by the weighted average number of ordinary shares and ordinary share equivalents outstanding for each period.
Annualized return on average ordinary shareholders' equity (“ROE”)
ROE is another non-GAAP financial measure that we consider important in evaluating our operating performance and view as a key measure of return generated for ordinary shareholders. ROE is calculated by dividing the net income (loss) attributable to ordinary shareholders for any period by the average of the opening and closing Shareholders' equity attributable to XL Group plc. We establish minimum target ROEs for our total operations, segments and lines of business. If our minimum ROE targets over the longer term are not met with respect to any line of business, we seek to modify and/or exit this line. In addition, among other factors, compensation of our senior officers is dependent on the achievement of our performance goals to enhance ordinary shareholder value as measured by ROE (adjusted for certain items considered to be “non-operating” in nature).
For the three months ended March 31, 2013, ROE was 13.4%, 6.0 percentage points higher than the same period of 2012 when it was 7.4%. The increase is primarily due to improved underwriting results in the current quarter, including lower levels of catastrophe losses, combined with higher affiliate earnings and net realized gains on investments and derivatives than in the prior year quarter, which are discussed under “Significant Items Affecting the Results of Operations.”
Annualized operating return on average ordinary shareholders' equity (“Operating ROE”)
Operating ROE is another non-GAAP financial measure that we consider important in evaluating our operating performance. Operating ROE is derived from the non-GAAP operating net income measure by dividing the operating net income for any period by the average of the opening and closing ordinary shareholders' equity.
For the three months ended March 31, 2013, Operating ROE was 10.7%, which was 3.8 percentage points higher than the same period in 2012 when it was 6.9%. This was the result of the higher operating net income in 2013 due to the factors discussed above as part of ROE and as further discussed under “Significant Items Affecting the Results of Operations.” A reconciliation of Net income (loss) attributable to ordinary shareholders to operating net income (loss) is provided at “Reconciliation of Non-GAAP Measures” included herein.
Book value per ordinary share
We view the change in our book value per ordinary share as an additional measure of our performance, representing the value generated for our ordinary shareholders each period, and we believe that this measure (along with the diluted measures described below) is a key driver of our share price over time. Book value per ordinary share, a non-GAAP financial measure, is calculated by dividing ordinary shareholders' equity (total shareholders' equity less non-controlling interest in equity of consolidated subsidiaries) by the number of outstanding ordinary shares at the applicable period end. Book value per ordinary share is affected primarily by net income (loss), by any changes in the net unrealized gains and losses on our investment portfolio, by currency translation adjustments and by the impact of any share buyback or issuance activity. Ordinary shareholders' equity was $10.5 billion and $10.5 billion and the number of ordinary shares outstanding was 291.9 million and 298.7 million at March 31, 2013 and December 31, 2012, respectively. Ordinary shares outstanding include all ordinary shares legally issued and outstanding (as disclosed on the face of the balance sheet) as well as all director share units outstanding.
At March 31, 2013, book value per ordinary share was $35.93, which was $0.75 higher than at December 31, 2012 when it was $35.18. The increase in three months ended March 31, 2013 was primarily due to the net income attributable to ordinary shareholders combined with the benefit of share buyback activity, partially offset by a decrease in net unrealized gains on investments and the payment of dividends to ordinary shareholders.
Fully diluted tangible book value per ordinary share
Fully diluted tangible book value per ordinary share is a non-GAAP financial measure and is calculated by dividing ordinary shareholders' equity excluding intangible assets (as disclosed on the face of the balance sheet) by the number of outstanding ordinary shares at any period end combined with the impact from dilution of share-based compensation and certain conversion features where dilutive. At March 31, 2013, tangible book value per ordinary share was $34.05, which was $0.70 higher than at December 31, 2012 when it was $33.35. The fully diluted tangible book value per ordinary share increase was a result of the factors noted above.
RECONCILIATION OF NON-GAAP MEASURES
The following is a reconciliation of net income (loss) attributable to ordinary shareholders to operating net income (loss) and also includes the calculation of return on average ordinary shareholders' equity (based on operating net income (loss)) for the three months ended March 31, 2013 and 2012:

(U.S. dollars in thousands, except share and per share amounts)	Three Months Ended March 31,
	2013	2012
Net income (loss) attributable to ordinary shareholders	$350,790	$176,628
Net realized (gains) losses on investments, net of tax	(36,239)	(20,462)
Net realized and unrealized (gains) losses on derivatives, net of tax	(7,885)	(697)
Net realized and unrealized (gains) losses on investments and derivatives related to the Company's insurance company affiliates	(180)	(40)
Foreign exchange (gains) losses, net of tax	(26,618)	9,802
Operating net income (loss)	$279,868	$165,231
Per ordinary share results:
Net income (loss) attributable to ordinary shareholders	$1.17	$0.56
Operating net income (loss)	$0.93	$0.52
Weighted average ordinary shares outstanding:
Basic	294,999,513	315,120,210
Diluted - Net income	299,468,682	317,639,325
Diluted - Operating net income	299,468,682	317,639,325
Return on ordinary shareholders' equity:
Closing ordinary shareholders' equity	$10,487,346	$9,710,022
Average ordinary shareholders' equity	$10,498,709	$9,560,840
Operating net income (loss)	$279,868	$165,231
Annualized operating net income (loss)	$1,119,471	$660,924
Annualized operating ROE	10.7%	6.9%
SIGNIFICANT ITEMS AFFECTING THE RESULTS OF OPERATIONS
The Company’s net income and other financial measures as shown above for the three months ended March 31, 2013 have been affected by, among other things, the following significant items:
1)       Current underwriting environment; and
2)       Market movement impacts on the Company’s investment portfolio.
1) Current underwriting environment
There can be no assurance that the following (re)insurance rate conditions or growth opportunities will be sustained or further materialize, or lead to improvements in our books of business. See “Cautionary Note Regarding Forward-Looking Statements.”
Insurance
The trading environment for the core lines of insurance business written by the Company remains competitive; however, the favorable pricing trends that we began seeing in late 2011 have been sustained through the first quarter of 2013. The Insurance segment's gross premiums written increased in the three months ended March 31, 2013 as compared to the same period in 2012 by 11.6%, after adjusting for changes in foreign exchange rates. This premium growth is partially due to new businesses, new leadership in certain existing businesses and from meaningful rate increases. Contributors to the growth included NAPC construction, programs and primary casualty, as well as growth in IPC middle markets and in our U.S. D&O and select professional businesses.

With regard to market conditions, in the quarter we experienced positive pricing in nearly all of the Insurance segment's lines of business, with an overall 3.5% rate increase as compared to the same period in 2012. NAPC rate increases were in the 4-5% range, led by increases in property and surplus lines businesses. Professional also increased by over 4%, driven by U.S. D&O, E&O coverage to small and medium sized architects and engineers and professional liability. Our IPC business, which has a large January 1 renewal book, increased almost 3%, which is the first meaningful rate increase for this business in years. Specialty pricing also increased by just under 4%, led largely by our marine portfolio.
We continue to focus on those lines of business that we believe provide the best return on capital, including the writing of selective new business and remaining committed to the underwriting actions necessary to improve our margins.
Reinsurance
The Reinsurance segment's gross premiums written decreased in the three months ended March 31, 2013 as compared to the same period in 2012 by 8.3%, after adjusting for changes in foreign exchange rates. The decline in premium was predominantly attributable to the non-renewal of certain marine exposures as a result of the re-underwriting of this line, reduced writings in the North America and International long-tail casualty lines as a result of both our own underwriting actions as well as an increase in ceding company retention levels and selective cancelations in the North America property portfolio.
The favorable pricing trends being experienced across many sectors of the primary market are not showing the same level of discipline or positive pricing momentum in the reinsurance market. Our April 1 renewals, which are most significant in our Japanese market, saw risk adjusted rate reductions of 2% and we were able to selectively increase some lines, despite a challenging market and weakening Japanese yen.
The Reinsurance segment continues to develop new business opportunities to further build upon the strategic growth achieved in recent years, while remaining committed to its long-held focus of underwriting discipline and cycle management.
2) Market movement impacts on the Company’s investment portfolio
During the three months ended March 31, 2013, corporate credit spreads tightened, which was offset by an increase in U.S. and Euro interest rates and wider spreads in various mortgage securities. The net impact of the market conditions on our investment portfolio resulted in a negative mark to market change of $81.7 million on our AFS investments. This represents an approximately 0.3% depreciation in average assets for the three months ended March 31, 2013.
The following table provides further detail regarding the movements in relevant credit markets, as well as in government interest rates using selected market indices:

	Interest Rate Movement for the three months ended March 31, 2013 [1] (‘+’/‘-’ represents increases / decreases in interest rates)	Credit Spread Movement for the three months ended March 31, 2013 [2] (‘+’/‘-’ represents widening / tightening of credit spreads)
United States	+4 basis points (5 year Treasury)	-4 basis points (US Corporate A rated)
+22 basis points (US Mortgage Master Index)
+15 basis points (US CMBS, AAA rated)
United Kingdom	-6 basis points (10 year Gilt)	-7 basis points (UK Corporate, AA rated)
Euro-zone	+2 basis points (5 year Bund)	-3 basis points (Europe Corporate, A rated)
____________

(1)	Source: Bloomberg Finance L.P.

(2)	Source: Merrill Lynch Global Indices.
Net realized gains on investments in the three months ended March 31, 2013 totaled $36.5 million, including net realized losses of approximately $4.6 million related to OTTI charges on certain of the Company’s fixed income investments. For further analysis of this, see “Results of Operations” below.

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
Buybacks of Ordinary Shares
On February 27, 2012, we announced that the XL-Ireland Board of Directors approved a share buyback program, authorizing the purchase of up to $750 million of our ordinary shares (the “February 2012 Program”).  During 2012, we purchased and canceled 18.3 million ordinary shares under the February 2012 Program for $401.6 million. Between January 1 and February 22, 2013, we purchased and canceled 3.8 million ordinary shares under the February 2012 Program for $98.3 million. See Item 8, Note 18, “Share Capital,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.
On February 22, 2013, we announced that the XL-Ireland Board of Directors approved a new share buyback program, authorizing the purchase of up to $850 million of our ordinary shares (the “February 2013 Program”). This authorization replaced the approximately $250 million remaining under the February 2012 Program. Between February 23, 2013 and March 31, 2013, we purchased and canceled 4.2 million ordinary shares under the February 2013 Program for $125.0 million.
During the quarter, in total the Company purchased 8.0 million shares for $223.3 million at an average price of $27.89 per share. At March 31, 2013, $725.0 million remained available for purchase under the February 2013 Program.
All share buybacks were carried out by way of redemption in accordance with Irish law and the Company's constitutional documents. All shares so redeemed were canceled upon redemption.
Risk Management
Our risk management and risk appetite framework is detailed in Item 1, “Business - Enterprise Risk Management,” included in our Annual Report on Form 10-K for the year ended December 31, 2012. The table below shows our estimated per event net 1% and 0.4% exceedance probability exposures for certain peak natural catastrophe peril regions. These estimates assume that amounts due from reinsurance and retrocession purchases are 100% collectible. There may be credit or other disputes associated with these potential receivables.

			1-in-100 Event		1-in-250 Event
(U.S. dollars in millions)	Peril	Measurement Date of In-Force Exposures (1)	Probable Maximum Loss (2)	Percentage of Tangible Shareholders’ Equity at March 31, 2013	Probable Maximum Loss (2)	Percentage of Tangible Shareholders’ Equity at March 31, 2013
Geographical Zone
North Atlantic	Windstorm	January 1, 2013	$1,245	10.9%	$1,718	15.0%
North America	Earthquake	January 1, 2013	882	7.7%	1,434	12.6%
Europe	Windstorm	January 1, 2013	519	4.5%	725	6.3%
Japan	Earthquake	January 1, 2013	254	2.2%	327	2.9%
Japan	Windstorm	January 1, 2013	142	1.2%	245	2.1%
____________

(1)	Detailed analyses of aggregated in-force exposures and maximum loss levels are done periodically. The measurement dates represent the date of the last completed detailed analysis by geographical zone.

(2)
Probable maximum losses, which include secondary uncertainty that incorporates variability around the expected probable maximum loss for each event, do not represent our maximum potential exposures and are pre-tax.

Regulatory Change
Management continues to actively monitor and assess the various regulatory initiatives and legislation that impacts us or in the future could impact us. For example, management has been focused on Solvency II, which was adopted by the European Parliament in April 2009. This is an E.U. directive covering the capital adequacy and risk management of, and regulatory reporting for, European-based (re)insurers, as well as a new supervisory regime for the insurance industry. Several steps must be taken by the European Commission, the European Parliament, the Council of Ministers and European Insurance and Occupational Pensions Authority to implement Solvency II. The final date of implementation and key elements of the framework remain under discussion, but it is widely accepted that the envisaged implementation date of January 1, 2014 will not be met. However, management currently continues to prepare for potential Solvency II implementation at a future date. See Item 1, “Business - Regulation,” included in our Annual Report on Form 10-K for the year ended December 31, 2012.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
See the discussion of our Critical Accounting Policies and Estimates in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2012.
VARIABLE INTEREST ENTITIES AND OTHER OFF-BALANCE SHEET ARRANGEMENTS
For further information, see the discussion of our variable interest entities and other off-balance sheet arrangements in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Variable Interest Entities (“VIEs”) and Other Off-Balance Sheet Arrangements,” of our Annual Report on Form 10-K for the year ended December 31, 2012 and Item 1, Note 10, “Variable Interest Entities,” to the Unaudited Consolidated Financial Statements included herein.
SEGMENTS
We are organized into three operating segments: Insurance, Reinsurance and Life operations. Our general investment and financing operations are reflected in Corporate.
We evaluate the performance of both the Insurance and Reinsurance segments based on underwriting profit and the performance of the Life operations segment based on its contribution to net income. Other items of our revenue and expenditure are not evaluated at the segment level for reporting purposes. In addition, we do not allocate investment assets by segment for our P&C operations. Investment assets related to our Life operations segment and certain structured products included in the Insurance and Reinsurance segments and in Corporate are held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from each of these segments. See Item 1, Note 4, “Segment Information,” to the Unaudited Consolidated Financial Statements included herein for a reconciliation of segment data to our Unaudited Consolidated Financial Statements.
In the following “Income Statement Analysis” discussion, the following ratios are used to explain the underwriting profit (loss) from our Insurance and Reinsurance segments:

▪
The combined ratio related to the P&C operations is the sum of the loss and loss expense ratio and the underwriting expense ratio. A combined ratio under 100% represents an underwriting profit and over 100% represents an underwriting loss.

▪	The loss and loss expense ratio related to the P&C operations is calculated by dividing the losses and loss expenses incurred by the net premiums earned for the Insurance and Reinsurance segments.

▪
The underwriting expense ratio related to the P&C operations is the sum of acquisition costs and operating expenses for the Insurance and Reinsurance segments divided by net premiums earned for the Insurance and Reinsurance segments.

▪	The acquisition expense ratio related to the P&C operations is calculated by dividing the acquisition costs incurred by the net premiums earned for the Insurance and Reinsurance segments.

▪	The operating expense ratio related to the P&C operations is calculated by dividing the operating expenses incurred by the net premiums earned for the Insurance and Reinsurance segments.
The operating expense ratio related to the P&C operations is calculated by dividing the operating expenses incurred by the net premiums earned for the Insurance and Reinsurance segments.

INCOME STATEMENT ANALYSIS
Segment Results for the three months ended March 31, 2013 compared to the three months ended March 31, 2012
Insurance
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
The following table summarizes the underwriting profit (loss) for the Insurance segment:

	Three Months Ended March 31,		Percentage Change
(U.S. dollars in thousands)	2013	2012	2013 to 2012
Gross premiums written	$1,497,787	$1,336,634	12.1%
Net premiums written	1,189,188	1,036,526	14.7%
Net premiums earned	1,039,092	934,056	11.2%
Net losses and loss expenses	650,517	631,685	3.0%
Acquisition costs	130,622	128,256	1.8%
Operating expenses	183,997	185,346	(0.7)%
Underwriting profit (loss)	$73,956	$(11,231)	N/M
Net results – structured products	4,185	2,819	48.5%
Net fee income and other	(1,939)	(2,020)	(4.0)%
____________

*	N/M - not meaningful.
Gross Premiums Written
The following table summarizes our gross premiums written by business group for the Insurance segment:

	Three Months Ended March 31,		Percentage Change
(U.S. dollars in millions)	2013	2012	2013 to 2012
IPC	$585,477	$552,439	6.0%
NAPC	358,417	281,131	27.5%
Professional	303,441	261,004	16.3%
Specialty	250,452	242,060	3.5%
Total	$1,497,787	$1,336,634	12.1%
Gross written premiums increased by 12.1%. The following is a summary of the premium movements by business group:

▪
IPC - increase of 6.0% driven by higher retentions and improved pricing across most lines as well as a higher renewable premium base in middle markets given the significant growth in premium during 2012 that has renewed in 2013. Partially offsetting this increase was adverse amendments to prior year premium estimates in middle markets and property lines.

▪	NAPC - increase of 27.5% largely driven by new business initiatives, most notably in construction and programs lines of business.

▪	Professional - increase of 16.3% driven primarily by the U.S. professional business through higher renewable premium base, favorable amendments to prior year premium estimates and improved pricing.

▪	Specialty - increase of 3.5% due to favorable amendments to prior year premium estimates, partially offset by lower retention levels and lower new business in marine lines.
Foreign exchange rate movements also impacted our gross premiums written. When evaluated in local currency, our gross written premiums increased by 11.6%, compared to the 12.1% shown above.

Net Premiums Written
The increase of 14.7% resulted from the gross written premium increases outlined above offset by a marginal increase in ceded written premiums. The increase in ceded premiums primarily relates to increased utilization of facultative reinsurance, mainly in NAPC property and primary casualty, a new reinsurance cover in professional and casualty lines and the timing and cost of certain renewals, partially offset by higher marine reinstatement premiums in the prior year quarter.
Net Premiums Earned
The increase of 11.2% is a reflection of the overall growth in net premiums written across all business groups in recent quarters and is mainly attributable to the earn through of strong 2012 production in U.S. professional lines, NAPC property and primary casualty and IPC primary casualty, as well as the impact of lower ceded reinstatement premiums than in the prior year quarter for marine, partially offset by lower earned premiums in IPC property due to the earn through of lower production as a result of underwriting actions taken for business that did not meet our return requirements during 2012.
Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Insurance segment:

	Three Months Ended March 31,		Percentage Point Change
	2013	2012	2013 to 2012
Loss and loss expense ratio	62.6%	67.6%	(5.0)
Acquisition expense ratio	12.6%	13.7%	(1.1)
Operating expense ratio	17.7%	19.9%	(2.2)
Underwriting expense ratio	30.3%	33.6%	(3.3)
Combined ratio	92.9%	101.2%	(8.3)
The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Insurance segment for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		Percentage Point Change
	2013	2012	2013 to 2012
Loss and loss expense ratio	62.6%	67.6%	(5.0)
Prior year reserve development	1.0%	5.8%	(4.8)
Loss ratio excluding prior year development	63.6%	73.4%	(9.8)
Loss Ratio - excluding prior year development
The 9.8 percentage point decrease in the loss ratio excluding prior year development was predominantly due to business mix changes and underwriting improvements as well as the absence of any large loss activity compared to a large marine loss in the first quarter of 2012.

Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by business group relating to the Insurance segment for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(U.S. dollars in thousands)	2013	2012
Property	$(18,350)	$(18,190)
Casualty	1,800	(6,213)
Professional	125	(24,256)
Specialty	4,761	(5,434)
Other (1)	1,472	184
Total	$(10,192)	$(53,909)
____________

(1)	Other includes excess and surplus, surety, structured indemnity and certain other discontinued lines.
Net favorable prior year reserve development of $10.2 million for the three months ended March 31, 2013 was primarily attributable to the property and specialty business groups as follows:

▪
For property, net prior year development was $18.4 million favorable. This was driven by a release of $17.9 million for the non-catastrophe exposures in the general property, energy and construction books due to better than expected reported loss experience predominantly in the 2012 accident year.

▪
For specialty, net prior year development was $4.8 million unfavorable. This was driven by strengthening of $4.4 million for the non-catastrophe exposures in marine due to worse than expected large loss experience principally in the 2012 accident year.

Acquisition Costs and Operating Expenses
Underwriting Expense Ratio
The decrease of 3.3 percentage points was due to both a decrease in the operating expense ratio of 2.2 percentage points combined with a decrease in the acquisition expense ratio of 1.1 percentage points, as follows:

▪
Acquisition expense ratio decrease - largely from adverse earned premium adjustments in 2012 and lower acquisition expenses in NAPC as compared to the prior year and the impact of marine reinstatement premiums in the first quarter of 2012.

▪	Operating expense ratio decrease was due to lower compensation expenses in the three months ended March 31, 2013 as compared to the same period of 2012.
Net Results - Structured Products
Net results from structured insurance products, which increased 48.5% from the prior year quarter, includes net investment income of $9.6 million and $8.0 million and interest expense of $5.4 million and $5.2 million, respectively, for the three months ended March 31, 2013 and 2012. The increase in the net results from the prior year quarter was mainly due to higher net investment income from the reinvestment of portfolio cash into higher yielding securities.
For further information about these structured indemnity contracts that are accounted for as deposit contracts see Item 8, Note 11, “Deposit Liabilities,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.
Fee Income and Other
Fee income and other was largely flat year on year.

Reinsurance
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
The following table summarizes the underwriting profit (loss) for the Reinsurance segment:

	Three Months Ended March 31,		Percentage Change
(U.S. dollars in thousands)	2013	2012	2013 to 2012
Gross premiums written	$907,129	$980,350	(7.5)%
Net premiums written	853,021	926,702	(8.0)%
Net premiums earned	425,154	423,842	0.3%
Net losses and loss expenses	192,567	222,380	(13.4)%
Acquisition costs	85,534	88,244	(3.1)%
Operating expenses	40,421	38,747	4.3%
Underwriting profit (loss)	$106,632	$74,471	43.2%
Net results – structured products	991	2,438	(59.4)%
Net fee income and other	632	333	89.8%
Gross Premiums Written
Gross written premiums decreased by 7.5%. The following is a summary of the premium movements by business group:

▪	Bermuda - there was premium growth through favorable whole account renewals, new business and property treaty renewals.

▪
North America - there was a decrease primarily from reductions in volume and shares as well as declined business in casualty treaty and from property treaty due to lower renewals, partially offset by new business.

▪
International - premiums decreased, attributable to the non-renewal of certain marine exposures as a result of the re-underwriting of this line to manage aggregate exposures, and, in casualty, from reduced renewals, cancellations and certain premium adjustments.

▪	Latin America - there was a decline in premiums, mainly in property treaty and surety, driven by lower renewals due to decreased lines and declined business.
Foreign exchange rate movements also impacted our gross premiums written. When evaluated in local currency, our gross written premiums decreased by 8.3%, compared to the 7.5% shown above.
Net Premiums Written
The decrease of 8.0% resulted from the North America, International and Latin America business groups' gross written premium decreases described above coupled with a marginal increase in ceded written premiums.
Net Premiums Earned
The increase of 0.3% is a reflection of the overall growth in net premiums written in recent quarters, mainly from the earn through of property catastrophe lines written in the current and prior year in Bermuda, partially offset by the decrease in gross premiums from Latin America due to decreases in property treaty and surety premiums as discussed above.

Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Reinsurance segment:

	Three Months Ended March 31,		Percentage Point Change
	2013	2012	2013 to 2012
Loss and loss expense ratio	45.3%	52.5%	(7.2)
Acquisition expense ratio	20.1%	20.8%	(0.7)
Operating expense ratio	9.5%	9.1%	0.4
Underwriting expense ratio	29.6%	29.9%	(0.3)
Combined ratio	74.9%	82.4%	(7.5)
The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Reinsurance segment for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		Percentage Point Change
	2013	2012	2013 to 2012
Loss and loss expense ratio	45.3%	52.5%	(7.2)
Prior year reserve development	4.9%	6.2%	(1.3)
Loss ratio excluding prior year development	50.2%	58.7%	(8.5)
Loss Ratio - excluding prior year development
The 8.5 percentage point decrease in the loss ratio excluding prior year development was predominantly due to a large marine loss in the International business group during the three months ended March 31, 2012 and lower attritional loss activity in the property catastrophe and property risk portfolios during the three months ended March 31, 2013.
Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by business group relating to the reinsurance segment for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(U.S. dollars in thousands)	2013	2012
Property and other short-tail lines	$(21,777)	$(29,118)
Casualty and other	748	2,717
Total	$(21,029)	$(26,401)
___________

(1)	Other includes excess and surplus, surety, structured indemnity and certain other discontinued lines.
Net favorable prior year reserve development of $21.0 million for the three months ended March 31, 2013 was mainly attributable to short-tail lines as follows:

▪	For property catastrophe and other property lines, net prior year development totaled $17.5 million favorable. The remainder of the release related to marine and aviation.

Acquisition Costs and Operating Expenses
Underwriting Expense Ratio
The decrease of 0.3 percentage points was due to a decrease in the acquisition expense ratio of 0.7 percentage points partially offset by an increase in the operating expense ratio of 0.4 percentage points, as follows:

▪
Acquisition expense ratio decrease - largely from decreased sliding scale commissions paid in Latin America on property treaty lines, partially offset by an increase in non-standard commissions on the North America Property Facultative business.

▪	Operating expense ratio increase - mainly due to higher compensation expenses resulting from higher variable compensation costs and certain bonus accrual reversals in the prior year quarter.
Net Results - Structured Products
Net results from structured reinsurance products, which decreased 59.4% from the prior year quarter, includes net investment income of $8.1 million and $9.3 million and interest expense of $7.1 million and $6.9 million, for the three months ended March 31, 2013 and 2012, respectively. The decrease in the net results from the prior year quarter was mainly due to lower investment income from a lower invested asset base.
For further information about these structured indemnity contracts that are accounted for as deposit contracts see Item 8, Note 11, “Deposit Liabilities,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.
Life Operations
The following table summarizes the contribution from the Life operations segment, which has been in run-off since 2009:

	Three Months Ended March 31,		Percentage Change
(U.S. dollars in thousands)	2013	2012	2013 to 2012
Gross premiums written	$72,970	$86,683	(15.8)%
Net premiums written	65,445	78,496	(16.6)%
Net premiums earned	65,445	78,520	(16.7)%
Net losses and loss expenses	110,954	121,307	(8.5)%
Acquisition costs	4,103	7,651	(46.4)%
Operating expenses	2,595	2,607	(0.5)%
Net investment income	71,688	75,026	(4.4)%
Net fee income and other	1,043	48	N/M
Realized gains (losses) on investments	(9,069)	(4,164)	117.8%
Contribution from Life operations	$11,455	$17,865	(35.9)%
Gross Premiums Written
Gross written premiums decreased by 15.8%. The following is a summary of the premium movements by business group:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Other Life	$36,597	$35,760	$35,760	$48,054	$47,039	$47,063
Annuity	36,373	29,685	29,685	38,629	31,457	31,457
Total	$72,970	$65,445	$65,445	$86,683	$78,496	$78,520
The 15.8% decrease was driven by the Other Life lines of business, primarily due to lapse notifications on U.S. term business. Other factors were decreases in line with the run-off expectations, as well as the impact of unfavorable foreign exchange movements.

Net Premiums Written and Net Premiums Earned
The 16.6% decrease in net premium written and the 16.7% decrease in net earned premiums were consistent with the movements in total gross premiums written already noted.
Claims and Policy Benefits
The 8.5% decrease was largely due to the run-off nature of the Life operations business, combined with favorable foreign exchange impacts during 2013.
Acquisition Costs
The 46.4% decrease was significantly impacted by the aforementioned premium reversals on U.S. term business, as well as the run-off nature of the business and foreign exchange impacts.
Operating Expenses
The operating expenses were largely flat year on year.
Net Investment Income - Life Operations
Net investment income is included in the calculation of contribution from Life operations, as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. The 4.4% decrease was due to unfavorable foreign exchange movements, lower investment yields and a lower invested asset base, reflecting the run-off nature of the Life operations business.
Net Fee Income
A one-off fee of $1.0 million was received during the three months ended March 31, 2013 in relation to the U.S. term life business, to compensate us for additional rights granted to the cedants.
Investment Performance
We manage our fixed income portfolio in accordance with investment guidelines approved by the Risk and Finance Committee of the Board of Directors of XL-Ireland. The following is a summary of the investment portfolio returns, which are calculated by dividing the sum of gross investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of the portfolio, for each of our fixed income and non-fixed income portfolios, for the three months ended March 31, 2013 and 2012 :

	Three Months Ended March 31,
(U.S. dollars in thousands)	2013 (1)	2012 (1)
Total Return on Investments	0.7%	1.6%
P&C portfolio	0.7%	1.5%
Life portfolio	1.1%	1.7%

Other Portfolios (2)
Alternative portfolio (3)	4.1%	2.2%
Equity portfolio	5.2%	12.0%
___________

(1)
The performance of investment portfolios is measured on a local currency basis and is not annualized. For aggregate performance calculation, respective local currency balances are translated to U.S. dollars at quarter end rates to calculate composite portfolio results.

(2)	Performance on Other Portfolios is included in the Total Return on Investments.

(3)	Performance on the alternative portfolio reflects the three months ended February 28, 2013 and 2012, respectively.

Investment Activities
The following table illustrates the net investment income from P&C operations, net income from investment fund affiliates, net realized (losses) gains on investments and net realized and unrealized gains (losses) on investment and other derivative instruments for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		Percentage Change
(U.S. dollars in thousands)	2013	2012	2013 to 2012
Net investment income - P&C operations (1)	$174,781	$190,216	(8.1)%
Net income (loss) from investment fund affiliates (2)	32,221	19,408	66.0%
Net realized gains (losses) on investments	36,510	20,803	75.5%
Net realized and unrealized gains (losses) on investment and other derivative instruments (3)	7,885	702	NM*
____________

(1)	Net investment income relating to P&C operations includes the net investment income related to the net results from structured products.

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
Net Investment Income - P&C Operations
The decrease of 8.1% was primarily due to a reduction in investment yields as a result of lower reinvestment rates.
Net Income (Loss) from Investment Fund Affiliates
Net income from investment fund affiliates includes earnings from our investments in closed-end investment funds and partnerships and similar vehicles that are accounted for under the equity method.
The increase was attributable to better performance from both alternative fund affiliates and private fund affiliates. Strong alternative portfolio returns were driven by excellent returns from our managers supported by positive markets over the past six months. Private fund affiliate returns were enhanced by a number of positive results from underlying portfolio companies.
Net Realized Gains and Losses on Investments
Net Realized Gains and Losses on Investments
Net realized gains on investments of $36.5 million included the following:

▪	Net realized gains of $41.1 million resulted primarily from redemptions of non-equity accounted alternative investments and sales of equity and non-U.S. Sovereign Government securities.

▪	Realized losses of approximately $4.6 million related to the write-down of certain of our AFS investments. The main components of the net impairment charges were:

▪
$2.8 million for structured securities, principally non-Agency RMBS, where we determined that the likely recovery on these securities was below the carrying value and, accordingly, recorded an impairment of the securities to the discounted value of the cash flows expected to be received on these securities.

▪	$1.8 million related to currency losses primarily arising on Swiss franc and U.K. sterling denominated securities held in U.S. dollar portfolios.
Net realized gains on investments of $20.8 million in the three months ended March 31, 2012 included realized losses of $21.0 million related to the write-down of certain of our fixed income, equity and other investments with respect to which we determined that there was an other-than-temporary decline in the value of those investments, as well as $41.8 million due primarily to gains from a repositioning of the Agency MBS portfolio.

Net Realized and Unrealized Gains and Losses on Investment and Other Derivative Instruments
Net realized and unrealized gains on derivatives of $7.9 million in the three months ended March 31, 2013 resulted from our investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments. For a further discussion, see Item 1, Note 6, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements included herein.
Other Revenues and Expenses
The following table sets forth other revenues and expenses of the Company for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		Percentage Change
(U.S. dollars in thousands)	2013	2012	2013 to 2012
Net income (loss) from operating affiliates (1)	$30,998	$16,253	90.7%
Exchange gains (losses)	33,435	(12,718)	NM*
Corporate operating expenses	46,923	44,260	6.0%
Interest expense (2)	26,136	27,260	(4.1)%
Income tax expense	43,479	21,550	101.8%
____________

(1)	The Company generally records the income related to certain operating affiliates on a three-month lag based upon the availability of the information provided by the investees.

(2)	Interest expense includes costs related to our debt and collateral facilities and does not include deposit liability accretion, which is included in Net investment results - structured products.

*	NM - Not Meaningful
Net Income (Loss) from Operating Affiliates
The following table sets forth the net income (loss) from operating affiliates for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		Percentage Change
(U.S. dollars in thousands)	2013	2012	2013 to 2012
Net income (loss) from investment manager affiliates	$18,456	$10,560	74.8%
Net income (loss) from strategic operating affiliates	12,542	5,693	120.3%
Total	$30,998	$16,253	90.7%
Net Income from Investment Manager Affiliates
The 74.8% increase reflects the strong fourth quarter of 2012 investment performance for several investment manager affiliates, leading to strong incentive fees for the managers which are reported on a one quarter-lag basis in our results.
Net Income from Strategic Operating Affiliates
The 120.3% increase reflects increased returns from our U.S. homeowners affiliate.
Foreign Exchange Gains (Losses)
The foreign exchange gains of $33.4 million in the three months ended March 31, 2013 were a result of an overall strengthening of the value of the U.S. dollar against our major currency exposures, which include the U.K. sterling, the Euro and the Swiss franc. In the three months ended March 31, 2012, foreign exchange losses were produced as a result of an overall weakening of the value of the U.S. dollar against our major currency exposures, which include the U.K. sterling, the Euro and the Swiss franc.
Corporate Expenses
The increase of 6.0% was a result of increased compensation costs, partially offset by the timing of costs associated with infrastructure and organizational initiatives.

Interest Expense
The decrease of 4.1% was a result of the overall reduction in our debt following the repayment at maturity on January 15, 2012 of the $600 million principal amount outstanding of the 6.5% Guaranteed Senior Notes (the "XLCFE Notes") which were issued by XL Capital Finance (Europe) plc ("XLCFE").
For further information about these debt financing transactions see Item 8, Note 13, “Notes Payable and Debt and Financing Arrangements,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.
Income Tax Expense
Tax charges of $43.5 million and $21.6 million were incurred in the three months ended March 31, 2013 and 2012, respectively. The tax charges recognized in these periods reflect our expected full year effective tax rate applicable to each of the years, applied to our ordinary income in the respective periods.

BALANCE SHEET ANALYSIS
Investments
We seek to generate book value growth and investment income from investment activities through the total returns on our investment portfolio. Our investment strategy, strives to balance investment returns against market and credit risk. Our overall investment portfolio is structured to take into account a number of variables including liability profile, local regulatory requirements, business needs, collateral management and risk tolerance.
At March 31, 2013 and December 31, 2012, total investments, cash and cash equivalents, accrued investment income and net receivable/(payable) for investments sold/(purchased) were approximately $36.2 billion and $36.9 billion, respectively. The following table summarizes the composition of our invested assets at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
(U.S. dollars in thousands)	Carrying Value (1)	Percent of Total	Carrying Value (1)	Percent of Total
Cash and cash equivalents	$2,473,287	6.8%	$2,618,378	7.1%
Net receivable/ (payable) for investments sold/ (purchased)	(106,195)	(0.3)%	(86,110)	(0.2)%
Accrued investment income	316,718	0.9%	342,778	0.9%
Short-term investments	258,269	0.7%	322,703	0.9%
Fixed maturities - AFS:
U.S. Government and Government-Related/Supported (2)	1,978,000	5.5%	2,034,617	5.5%
Corporate - Financials (3) (4)	3,169,533	8.8%	3,240,399	8.8%
Corporate - Non Financials (4)	7,135,791	19.7%	7,241,601	19.6%
RMBS – Agency	4,840,708	13.4%	5,255,493	14.3%
RMBS – Non-Agency	593,391	1.6%	647,733	1.8%
CMBS	1,153,341	3.2%	1,077,251	2.9%
CDO	711,067	2.0%	709,816	1.9%
Other asset-backed securities (5)	1,280,679	3.5%	1,470,711	4.0%
U.S. States and political subdivisions of the States	1,889,269	5.2%	1,911,017	5.2%
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (2)	4,597,406	12.7%	4,258,282	11.6%
Total fixed maturities - AFS	$27,349,185	75.6%	$27,846,920	75.6%
Fixed maturities - HTM:
U.S. Government and Government-Related/Supported (2)	10,149	—%	10,788	—%
Corporate - Financials (3) (4)	257,266	0.7%	266,565	0.7%
Corporate - Non Financials (4)	1,043,627	2.9%	1,158,755	3.1%
RMBS – Non-Agency	62,604	0.2%	83,205	0.2%
CMBS	135,505	0.4%	12,751	—%
Other asset-backed securities (5)	100,154	0.3%	222,340	0.6%
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (2)	1,052,516	2.9%	1,060,043	2.9%
Total fixed maturities - HTM	$2,661,821	7.4%	$2,814,447	7.5%
Equity securities (6)	850,970	2.4%	649,359	1.8%
Investments in affiliates	1,225,840	3.4%	1,126,875	3.1%
Other investments	1,142,188	3.1%	1,219,879	3.3%
Total investments and cash and cash equivalents	$36,172,083	100.0%	$36,855,229	100.0%
____________

(1)	Carrying values represents the fair value for AFS fixed maturities and amortized cost for held to maturity securities.

(2)
U.S. Government and Government-Related/Supported and Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported include government-related securities with an amortized cost of $2,079.0 million and $1,912.7 million and carrying value of $2,142.3 million and $1,988.5 million at March 31, 2013 and December 31, 2012, respectively, and U.S. Agencies with an amortized cost of $301.8 million and $404.3 million and carrying value of $339.8 million and $446.7 million at March 31, 2013 and December 31, 2012, respectively.

(3)
Included in Corporate - Financials are gross unrealized losses of $16.9 million and $23.7 million on Tier One and Upper Tier Two securities of financial institutions (“Hybrids”) with a carrying value of $180.1 million and $190.1 million at March 31, 2013 and December 31, 2012, respectively, as well as gross unrealized losses of $9.9 million and $11.8 million on subordinated debt (including lower Tier Two securities) with a carrying value of $78.8 million and $111.5 million at March 31, 2013 and December 31, 2012, respectively.

(4)
Included within Corporate are certain floating rate medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes have a carrying value of $193.7 million and $194.3 million and an amortized cost of $192.4 million and

$194.8 million at March 31, 2013 and December 31, 2012, respectively. These securities have been allocated ratings of the underlying pool of securities. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(5)
Covered Bonds within Fixed maturities - AFS with a carrying value of $521.0 million and $647.1 million at March 31, 2013 and December 31, 2012 , respectively, and Covered Bonds within Fixed maturities - HTM with a carrying value of $7.9 million and $8.6 million at March 31, 2013, and December 31, 2012, respectively, are included within Other asset-backed securities to align our classification to market indices.

(6)	Included within Equity securities are investments in fixed income funds with a carrying value of $101.0 million and $101.9 million at March 31, 2013 and December 31, 2012, respectively.
We review our corporate debt investments on a regular basis to consider their concentration, credit quality and compliance with established guidelines. At March 31, 2013 and December 31, 2012, the average credit quality of our total fixed income portfolio (including fixed maturities, short-term investments, cash and cash equivalents and net receivable/(payable) for investment sold/(purchased)) was “Aa3/AA-” and "Aa2/AA", respectively. Included in the table below are the credit ratings of the fixed income portfolio excluding operating cash at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
Investments by Credit Rating (1) (U.S. dollars in millions)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AAA	$14,829	46.6%	$15,631	47.0%
AA	5,455	17.2%	5,954	17.8%
A	7,401	23.3%	7,436	22.3%
BBB	3,172	10.0%	3,317	10.0%
BB and below	884	2.8%	934	2.8%
Not rated	17	0.1%	19	0.1%
Total	$31,758	100.0%	$33,291	100.0%
____________

(1)
The credit rating for each asset reflected above was principally determined based on the weighted average rating of the individual securities from Standard & Poor's, Moody's Investors Service and Fitch Ratings (when available). U.S. Agency debt and related mortgage-backed securities, whether with implicit or explicit government support, reflect the credit quality rating of the U.S. government for the purpose of these calculations.

Gross and Net Unrealized Gains and Losses on Investments
We had gross unrealized losses totaling $249.7 million on 1,415 securities out of a total of 7,569 held at March 31, 2013 in our AFS portfolio and $1.9 million on 4 securities out of a total of 204 held in our HTM portfolio, which we consider to be temporarily impaired. Individual security positions comprising this balance have been evaluated by management, in conjunction with our investment managers, to determine the severity of these impairments and whether they should be considered other-than-temporary.
Gross unrealized losses can be attributed to the following significant drivers:

•
gross unrealized losses of $65.3 million related to the P&C portfolio of Core CDO holdings (defined by the Company as investments in non-subprime CDOs), which consisted primarily of collateralized loan obligations (“CLOs”). Securities in an unrealized loss position had a fair value of $690.3 million at March 31, 2013.

•
gross unrealized losses of $41.5 million related to the P&C portfolio of Non-Agency RMBS portfolio (which consists of our holdings of sub-prime Non-Agency RMBS, second liens, ABS CDOs with sub-prime collateral, Alt-A and Prime RMBS). Securities in an unrealized loss position had a fair value of $348.2 million at March 31, 2013. The Company has incurred realized losses, consisting of charges for OTTI and realized losses from sales, of approximately $1.4 billion since the beginning of 2007 through March 31, 2013 on these asset classes.

•
gross unrealized losses of $44.1 million related to our Life operations investment portfolio, which had a fair value of $689.7 million at March 31, 2013. Of these gross unrealized losses, $15.1 million related to $219.7 million of exposures to corporate financial institutions, including $11.6 million related to Tier One and Upper Tier Two securities.

At March 31, 2013, the Life operations investment portfolio had an average interest rate duration of 8.7 years, primarily denominated in U.K. sterling and Euros. As a result of the long duration, significant gross losses have arisen as the fair values of these securities are more sensitive to prevailing government interest rates and credit spreads. This portfolio is generally matched to corresponding long duration liabilities. A hypothetical parallel increase in interest rates and credit spreads of 50 and 25 basis points, respectively, would increase the unrealized losses related to this portfolio at March 31, 2013 by approximately $291.1 million and $112.5 million, respectively, on both the AFS and HTM Life operations investment portfolios.

Given the long-term nature of the Life operations investments portfolio, the level of credit spreads on financial institutions at March 31, 2013 relative to historical averages within the U.K. and Euro-zone, and our liquidity needs at March 31, 2013, the Company believes that these assets will continue to be held until such time as they mature, or credit spreads on financial institutions revert to levels more consistent with historical averages.

•
gross unrealized losses of $45.1 million related to the Corporate holdings within our P&C portfolio. Securities in an unrealized loss position had a fair value of $946.8 million at March 31, 2013. Of the gross unrealized losses, $18.9 million relate to financial institutions. In addition, $4.9 million relate to medium term notes primarily supported by pools of European investment grade credit with varying degrees of leverage. These had a fair value of $58.5 million at March 31, 2013. Management believes that expected cash flows from these bonds over the expected holding period will be sufficient to support the remaining reported amortized cost.

(U.S. dollars in thousands)	March 31, 2013
Security Type and Length of Time in a Continual Unrealized Loss Position	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Fixed Maturities and Short-Term Investments
Less than 6 months	$(39,058)	$2,913,404
At least 6 months but less than 12 months	(8,505)	436,971
At least 12 months but less than 2 years	(8,501)	114,075
2 years and over	(191,443)	1,776,917
Total	$(247,507)	$5,241,367
Equities
Less than 6 months	$(2,214)	$86,305
At least 6 months but less than 12 months	—	—
Total	$(2,214)	86,305

The following is the maturity profile of the available for sale fixed income securities that were in a continual gross unrealized loss position at March 31, 2013.

	March 31, 2013
(U.S. dollars in thousands)	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Maturity profile in years of AFS fixed income securities in a gross unrealized loss position
Less than 1 year remaining	$(16,545)	$328,457
At least 1 year but less than 5 years remaining (1)	(44,941)	1,119,045
At least 5 years but less than 10 years remaining (1)	(15,495)	807,941
At least 10 years but less than 20 years remaining (1)	(20,613)	350,434
At least 20 years or more remaining (1)	(6,215)	144,281
RMBS - Agency	(10,363)	961,008
RMBS - Non-Agency	(53,143)	414,429
CMBS	(5,370)	225,299
CDO	(65,323)	690,347
Other asset-backed securities	(9,499)	200,126
Total	$(247,507)	$5,241,367
____________

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

The following is the maturity profile of the HTM fixed income securities that were in a gross unrealized loss position at March 31, 2013:

	March 31, 2013
(U.S. dollars in thousands)	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Maturity profile in years of HTM fixed income securities in a gross unrealized loss position
At least 5 years but less than 10 years remaining	$(23)	$720
At least 20 years or more remaining	(1,770)	21,358
Other asset-backed securities	(156)	1,193
Total	$(1,949)	$23,271
Factors considered in determining that additional OTTI charges were not warranted include management's consideration of current and near term liquidity needs along with other available sources, and in certain instances an evaluation of the factors and time necessary for recovery. For further information, see Item 1, Note 5, “Investments,” to the Unaudited Consolidated Financial Statements included herein.
As noted in Item 8, Note 2, “Significant Accounting Policies,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, the determination of the amount of OTTI varies by investment type and is based upon management's periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management considers a wide range of factors about the securities and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management's evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Management updates its evaluations regularly and reflects additional impairments in net income as determinations are made. Management's determination of the amount of the impairment taken on investments is highly subjective and could adversely impact our results of operations. There can be no assurance that we have accurately assessed the level of OTTI taken and reflected in our financial statements. Furthermore, additional impairments may need to be taken in the future. Historical trends may not be indicative of future impairments.
Levels of write down or OTTI are also impacted by our assessment of the intent to sell securities that have declined in value prior to recovery. If, due to changes in circumstances, we determine to reposition or realign portions of the portfolio and we determine not to hold certain securities in an unrealized loss position to recovery, we will incur OTTI charges, which could be significant. In addition, in our assessment of whether securities in a gross unrealized loss position are temporarily impaired, considers the significance of the impairments.
At March 31, 2013, we had structured securities with gross unrealized losses of $53.1 million on non-Agency RMBS, $65.3 million on Core CDOs and $5.4 million on CMBS holdings. These securities included gross unrealized losses of $20.0 million, which had a fair value of $8.2 million and a cumulative fair value decline of greater than 50% of amortized cost. All of these are mortgage and asset-backed securities. We have evaluated each of these securities in conjunction with our investment manager service providers and believe it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost.

Net Unrealized Gains and Losses – Structured Securities
The following table details the current exposures to structured securities excluding Agency RMBS within our fixed income portfolio as well as the current net unrealized (loss) gain position at March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
(U.S. dollars in thousands)	Carrying Value	Percent of Fixed Income Portfolio	Net Unrealized Gain (Loss)	Carrying Value	Percent of Fixed Income Portfolio	Net Unrealized Gain (Loss)
RMBS - Non-Agency:
Sub-prime first lien mortgages	$308,009	1.0%	$(16,661)	$306,795	1.0%	$(35,893)
Alt-A mortgages	125,783	0.4%	742	136,965	0.4%	(1,267)
Second lien mortgages (including sub-prime second lien mortgages)	29,382	0.1%	4,744	28,661	0.1%	2,912
Prime RMBS	116,485	0.4%	1,798	139,974	0.5%	1,452
Other assets	76,336	0.3%	2,648	118,543	0.4%	2,060
Total exposure to Non-Agency RMBS	$655,995	2.2%	$(6,729)	$730,938	2.4%	$(30,736)
CMBS	1,288,846	4.3%	58,952	1,090,002	3.6%	66,457
Core CDOs (1)	711,067	2.4%	(53,875)	709,816	2.3%	(75,183)
Other Structured	1,380,833	4.6%	40,582	1,693,051	5.5%	44,228
Total Non-Agency Structured Securities	$4,036,741	13.5%	$38,930	$4,223,807	13.8%	$4,766
____________

(1)	We define Core CDOs as investments in non-subprime collateralized debt obligations, which primarily consisted of CLOs.
At March 31, 2013, our sub-prime, Alt-A and CDO exposures had adequate underlying asset characteristics and we believe at such date that the current amortized cost levels were at or below the discounted cash flow value of the holdings, based on an analysis of subordination levels relative to current expectations of prepayment rates, probability of default and loss severity in the event of default. Approximately $51.4 million of our Non-Agency RMBS were downgraded during the three months ended March 31, 2013. However, 40.5% of our holdings in Non-Agency RMBS remain rated investment grade at March 31, 2013.
Refer to “Significant Items Affecting the Results of Operations” above for further discussion surrounding the impact of credit market movements on our investment portfolio.
European Sovereign Debt Crisis
The ongoing global financial crisis has led to the deterioration of economies globally, as sovereign governments have reacted to the crisis by further increasing public expenditures in order to provide stimulus and security, which has created significant budgetary shortfalls. Several key nations within the European Union (the "EU") - particularly Greece, Italy, Ireland, Portugal and Spain (the “European Periphery Nations") - have suffered a high level of fiscal distress and economic vulnerability due to over reliance on external credit sources and imprudent borrowing and other monetary practices. This has raised doubts within the global financial community as to whether these sovereign nations will remain able to service their own debt obligations both at a national and local level and as to whether the Euro will remain the currency for the EU.
Our exposure to this European sovereign debt crisis is from direct investment in fixed maturity securities issued by national and local governments of European Periphery Nations, as well as from fixed maturity securities issued by certain financial and non-financial corporate entities operating within the European Periphery Nations. During the past three years we have actively reduced our exposures to these securities. We continue to monitor our financial exposure to this crisis, and continually assess the impact of a potential default by any of the European Periphery Nations on their respective debt issuances, including the associated impact on non-sovereign entities in these five nations in the event of such a default. In reaction to mounting pressure from financial markets, the EU and its members implemented several key initiatives in 2012 that helped alleviate concern over Europe's long term debt sustainability. These included: 1) ongoing measures to reduce deficits and lower debt to sustainable levels; 2) pan-European emergency funding vehicles such as the European Financial Stability Fund (“EFSF”) and later the European Stability Mechanism (“ESM”) to support new bond issuance; 3) the promise of Outright Monetary Transactions from the European Central Bank to support near-term peripheral yields; and 4) implementation of Long Term Repo Operations to provide financial institution liquidity. These events continued to calm credit markets and sovereign yields for the European Periphery Nations remain lower than 2012 peaks, although certain of these programs have not been finalized or implemented. Europe continues to face a challenging economic environment with ongoing cuts to public sector spending and weak overall economic growth.
During the first quarter of 2013, inconclusive national election results in Italy led to difficulty in forming a government and expectations of another election. In addition, the bail-out of Cypriot banks included losses being borne by deposit-holders, which has raised concerns about the impact of future bailouts on deposit-holders, who had to date not borne losses in previous European bailouts.
We currently have no unfunded investment exposures or commitments to either sovereign or non-sovereign entities within the European Periphery Nations. We do invest in various alternative and private investment funds that from time to time may invest in securities or investments related to the European Periphery Nations. Currently, these are not material exposures.
The following is an analysis of our AFS and HTM fixed maturity investment exposures related to European Periphery Nations at March 31, 2013 and December 31, 2012 and the contractual maturities of these securities. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2013		December 31, 2012
(U.S. dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturities European Periphery Nations - AFS:
Government and government related – National Governments	$10,091	$9,487	$5,350	$4,896
Government and government related – Local Governments	—	—	—	—
Corporate investments – Financial Institutions	762	766	372	374
Corporate investments – Non-Financial Institutions	56,247	56,882	57,032	57,720
Structured Credit (1)	7,872	9,383	7,942	9,618
Total	$74,972	$76,518	$70,696	$72,608
Due less than one year	$6,712	$6,723	$5,392	$5,431
Due after 1 through 5 years	18,494	18,161	16,144	15,744
Due after 5 through 10 years	15,880	15,746	14,924	15,111
Due after 10 years	33,886	35,888	34,236	36,322
Total	$74,972	$76,518	$70,696	$72,608
Fixed maturities European Periphery Nations - HTM:
Government and government related – National Governments	$11,524	$10,638	$12,237	$10,518
Government and government related – Local Governments	—	—	—	—
Corporate investments – Non-Financial Institutions	56,539	57,414	59,757	60,199
Structured Credit (1)	—	—	—	—
Total	$68,063	$68,052	$71,994	$70,717
Due less than one year	$4,014	$4,078	$—	$—
Due after 1 through 5 years	1,402	1,467	4,285	4,332
Due after 5 through 10 years	10,222	10,919	12,372	12,937
Due after 10 years	52,425	51,588	55,337	53,448
Total	$68,063	$68,052	$71,994	$70,717
____________

(1)	Covered Bonds are included within Other asset-backed securities under Structured Credit.

The following table details the gross and net unrealized (loss) gain position at March 31, 2013 relating to the European Periphery Nations:

	March 31, 2013
(U.S. dollars in thousands)	Greece	Italy	Ireland	Portugal	Spain	TOTAL
Gross Unrealized (Losses) - European Periphery Nations
Government and government related – National Governments	$—	$(1,451)	$(40)	$—	$—	$(1,491)
Government and government related – Local Governments	—	—	—	—	—	—
Corporate investments – Financial Institutions	—	—	—	—	—	—
Corporate investments – Non-Financial Institutions	—	(2,607)	—	—	—	(2,607)
Structured Credit (1)	—	—	(35)	—	—	(35)
Total gross unrealized gains (losses) relating to European Periphery Nations	$—	$(4,058)	$(75)	$—	$—	$(4,133)
Net Unrealized Gains (Losses) - European Periphery Nations
Government and government related – National Governments	$—	$(564)	$(40)	$—	$—	$(604)
Government and government related – Local Governments	—	—	—	—	—	—
Corporate investments – Financial Institutions	—	—	4	—	—	4
Corporate investments – Non-Financial Institutions	252	(1,692)	—	—	2,075	635
Structured Credit (1)	—	—	1,511	—	—	1,511
Total net unrealized gains (losses) relating to European Periphery Nations	$252	$(2,256)	$1,475	$—	$2,075	$1,546
____________

(1)
Covered Bonds have been included within Other asset-backed securities under Structured Credit to align our classification to market indices. Prior periods have been reclassified to conform to current period presentation.

In addition to the direct investment portfolio considerations discussed above, as an international (re)insurance company, European credit exposures may exist for us within unpaid losses and loss expenses recoverable and reinsurance balances receivable. For further details on these balances including the names of our most significant reinsurance counterparties, see Item 8, Note 9, “Reinsurance,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. Other sources of potential exposure to European credit issues may exist within certain lines of insurance or reinsurance business written (including but not limited to lines such as surety, business interruption, and political risk), or within underlying investments held in securitized financial instruments or in structured transactions in which we have an interest. We consider these potential exposures as part of our ongoing enterprise risk management processes.

Fair Value Measurements of Assets and Liabilities
As described in Item 1, Note 3, “Fair Value Measurements,” to the Unaudited Consolidated Financial Statements included herein, we have provided required disclosures by level within the fair value hierarchy of the Company’s assets and liabilities that are carried at fair value. As defined in the hierarchy, those assets and liabilities categorized as Level 3 have valuations determined using unobservable inputs. Unobservable inputs may include the entity’s own assumptions about market participant assumptions, applied to a modeled valuation, however, this is not the case with respect to the Company’s Level 3 assets and liabilities. The vast majority of the assets and liabilities classified as Level 3 are made up of those securities for which the values were obtained from brokers where either significant inputs were utilized in determining the values that were difficult to corroborate with observable market data, sufficient information regarding the specific inputs utilized by the broker was not obtained to support a Level 2 classification or the Company utilized internal valuation models.
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
In addition, we assess the effectiveness of valuation controls performed by external parties responsible for sourcing appropriate valuations from third parties on our behalf. The approaches taken by these external parties to gain comfort include, but are not limited to, comparing valuations between external sources, completing recurring reviews of third party pricing services' methodologies and reviewing controls of the third party service providers to support the completeness and accuracy of the prices received. Where broker quotes are the primary source of the valuations, sufficient information regarding the specific inputs utilized by the brokers is generally not available to support a Level 2 classification. We obtain the majority of broker quoted values from third party investment managers who perform independent verifications of these valuations using pricing matrices based upon information gathered by market traders. In addition, for the majority of these securities, we compare the broker quotes to independent valuations obtained from third party pricing vendors, which may also consist of broker quotes, to assess if the prices received represent a reasonable estimate of the fair value.
Valuation Methodology of Level 3 Assets and Liabilities
Refer to Item 1, Note 3, “Fair Value Measurements,” of the Unaudited Consolidated Financial Statements included herein, for a description of the valuation methodology utilized to value Level 3 assets and liabilities, how the valuation methodology is validated as well as further details associated with various assets classified as Level 3. At March 31, 2013, the Company did not have any liabilities that were carried at fair value based on Level 3 inputs other than derivative instruments in a liability position at March 31, 2013.

Fair Value of Level 3 Assets and Liabilities
At March 31, 2013, the fair value of Level 3 assets and liabilities as a percentage of our total assets and liabilities that are carried at fair value was as follows:

(U.S. dollars in thousands)	Total Assets and Liabilities Carried at Fair Value at March 31, 2013	Fair Value of Level 3 Assets and Liabilities	Level 3 Assets and Liabilities as a Percentage of Total Assets and Liabilities Carried at Fair Value, by Class
Assets
Fixed maturities, at fair value
U.S. Government and Government Agency-Related/Supported	$1,978,000	$—	—%
Corporate	10,305,324	40,815	0.4%
RMBS – Agency	4,840,708	19,107	0.4%
RMBS – Non-Agency	593,391	103	—%
CMBS	1,153,341	25,012	2.2%
CDO	711,067	702,904	98.9%
Other asset-backed securities (1)	1,280,679	35,887	2.8%
U.S. States and political subdivisions of the States	1,889,269	—	—%
Non-U.S. Sovereign Government, Supranational and Government-Related	4,597,406	—	—%
Total Fixed maturities, at fair value	$27,349,185	$823,828	3.0%
Equity securities, at fair value	850,970	—	—%
Short-term investments, at fair value	258,269	2,017	0.8%
Total investments available for sale	$28,458,424	$825,845	2.9%
Cash equivalents (2)	1,690,626	—	—%
Other investments (3)	830,536	113,322	13.6%
Other assets (4)	108,065	—	—%
Total assets carried at fair value	$31,087,651	$939,167	3.0%
Liabilities
Financial instruments sold, but not yet purchased (5)	$30,270	$—	—%
Other liabilities (6)	60,714	32,550	53.6%
Total liabilities carried at fair value	$90,984	$32,550	35.8%
____________

(1)	Covered Bonds with a fair value of $521.0 million are included within Other asset-backed securities.

(2)	Cash equivalents balances subject to fair value measurements include certificates of deposit and money market funds.

(3)
The Other investments balance excludes certain structured transactions including certain investments in project finance transactions and a payment obligation (for further information, see Item 8, Note 7, “Other Investments,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012) that has provided liquidity financing to a structured credit vehicle as a part of a third party medium term note facility. These Other investments are carried at amortized cost which totaled $311.7 million at March 31, 2013.

(4)	Other assets include derivative instruments, reported on a gross basis.

(5)	Financial instruments sold, but not yet purchased are included within “Payable for investments purchased” on the balance sheet.

(6)	Other liabilities include derivative instruments, reported on a gross basis.
At March 31, 2013, our Level 3 assets represented approximately 3.0% of assets that are measured at fair value and represented approximately 2% of total assets. Our Level 3 liabilities represented approximately 35.8% of liabilities that are measured at fair value and less than 1% of total liabilities at March 31, 2013.
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
Gross unpaid losses and loss expenses totaled $20.2 billion and $20.5 billion at March 31, 2013 and December 31, 2012 respectively. The table below represents a reconciliation of our P&C unpaid losses and loss expenses for the three months ended March 31, 2013:

(U.S. dollars in thousands)	Gross unpaid losses and loss expenses	Unpaid losses and loss expenses recoverable	Net unpaid losses and loss expenses
Balance at December 31, 2012	$20,484,121	$(3,361,702)	$17,122,419
Losses and loss expenses incurred	989,007	(145,923)	843,084
Losses and loss expenses (paid) / recovered	(1,122,372)	167,702	(954,670)
Foreign exchange and other	(173,175)	17,436	(155,739)
Balance at March 31, 2013	$20,177,581	$(3,322,487)	$16,855,094
While we regularly review the adequacy of established reserves for unpaid losses and loss expenses, no assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved. In the future, if such reserves develop adversely, such deficiency would have a negative impact on future results of operations. For further discussion, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - 1) Unpaid Loss and Loss Expenses and Unpaid Loss and Loss Expenses Recoverable,” and Item 8, Note 10, “Losses and Loss Expenses,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
Unpaid losses and loss expense recoverables were $3.4 billion and $3.4 billion at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013 and December 31, 2012, net reinsurance balances receivable were $99.3 million and $58.4 million respectively. The table below presents our net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable as follows:

	March 31, 2013	December 31, 2012
Reinsurance balances receivable	$131,905	$113,023
Reinsurance recoverable on future policy benefits	19,368	20,399
Reinsurance recoverable on unpaid losses and loss expenses	3,375,369	3,415,038
Bad debt reserve on unpaid losses and loss expenses recoverable and reinsurance balances receivable	(85,450)	(107,931)
Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$3,441,192	$3,440,529

LIQUIDITY AND CAPITAL RESOURCES
Liquidity is a measure of our ability to generate sufficient cash flows to meet the short and long-term cash requirements of our business operations. As a global insurance and reinsurance company, one of our principal responsibilities to clients is to ensure that we have ready access to funds with which to settle large unforeseen claims. We would generally expect that positive cash flow from operations (underwriting activities and investment income) will be sufficient to cover cash outflows under most future loss scenarios. However, there is a possibility that unforeseen demands could be placed on us due to extraordinary events and, as such, our liquidity needs may change. Such events include, among other things: several significant catastrophes occurring in a relatively short period of time resulting in material incurred losses; rating agency downgrades of our core insurance and reinsurance subsidiaries that would require posting of collateral in connection with our letter of credit and revolving credit facilities; return of unearned premiums and/or the settlement of derivative transactions and large scale uncollectible reinsurance recoverables on paid losses (as a result of coverage disputes, reinsurers' credit problems or decreases in the value of collateral supporting reinsurance recoverables). Any one or a combination of such events may cause a liquidity strain for us. In addition, a liquidity strain could also occur in an illiquid market, such as that which was experienced in 2008. Investments that may be used to meet liquidity needs in the event of a liquidity strain may not be liquid, due to inactive markets or may have to be sold at a significant loss as a result of depressed prices. Because each subsidiary focuses on a more limited number of specific product lines than is collectively available from the consolidated group of companies, the mix of business tends to be less diverse at the subsidiary level. As a result, the probability of a liquidity strain, as described above, may be greater for individual subsidiaries than when liquidity is assessed on a consolidated basis. If such a liquidity strain were to occur in a subsidiary, XL-Ireland may be required to contribute capital to the particular subsidiary and/or curtail dividends from the subsidiary to support holding company operations, which may be difficult given that XL-Ireland is a holding company and has limited liquidity.
A downgrade below “A-” of our principal insurance and reinsurance subsidiaries by either S&P or A.M. Best, which is two notches below the current S&P financial strength rating of “A” (Positive) and the A.M. Best financial strength rating of “A” (Stable) of these subsidiaries, may trigger cancelation provisions in a significant amount of our assumed reinsurance agreements and may potentially require us to return unearned premiums to cedants. In addition, due to collateral posting requirements under our letter of credit and revolving credit facilities, such a downgrade may require the posting of cash collateral in support of certain “in use” portions of these facilities. Specifically, a downgrade below “A-” by A.M. Best would constitute an event of default under our three largest credit facilities and may trigger such collateral requirements. In certain limited instances, such downgrades may require that we return cash or assets to counterparties or to settle derivative and/or other transactions with the respective counterparties. See Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31, 2012.
Holding Company Liquidity
As holding companies, XL-Ireland and XL-Cayman have no operations of their own and their assets consist primarily of investments in subsidiaries. XL-Ireland's principal uses of liquidity are ordinary share-related transactions, including dividend payments to holders of its ordinary shares as well as share buybacks, capital investments in its subsidiaries and certain corporate operating expenses. XL-Cayman's principal uses of liquidity are preference share related transactions, including dividend payments to its preference shareholders as well as preference share buybacks from time to time, interest and principal payments on debt and certain corporate operating expenses.
XL-Ireland's and XL-Cayman's future cash flows largely depend on the availability of dividends or other permissible payments from subsidiaries to make principal and interest payments on debt, to pay operating expenses and ordinary and preferred shareholder dividends, to make capital investments in subsidiaries and to pay other obligations that may arise from time to time. The ability of our subsidiaries to pay dividends to us or return capital from shareholders' equity is limited by applicable laws and regulations of the various jurisdictions in which we operate, certain additional required regulatory approvals and by financial covenants contained in our letters of credit and revolving credit facilities. The payment of dividends to the holding companies by our principal operating subsidiaries is regulated under the laws of various jurisdictions including Bermuda, the U.K., Ireland and Switzerland, certain insurance statutes of various states in the United States in which the principal operating subsidiaries are licensed to transact business, the other jurisdictions where the Company has regulated subsidiaries and by regulations of the Society of Lloyd's. See Item 8, Note 23, “Statutory Financial Data,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion and details regarding the dividend capacity of our major operating subsidiaries. See also Item 1A, “Risk Factors - Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends, make payments on our debt securities and make other payments,” included in our Annual Report on Form 10-K for the year ended December 31, 2012. No assurance can be given that our subsidiaries will pay dividends in the future to XL-Ireland and XL-Cayman.

Under Irish law, share premium was required to be converted to “distributable reserves” for XL-Ireland to pay cash dividends and redeem and buyback shares following the Redomestication. On July 23, 2010, the Irish High Court approved XL-Ireland's conversion of share premium to $5.0 billion of distributable reserves, subject to the completion of certain formalities under Irish Company law. These formalities were completed in early August 2010. At March 31, 2013, XL-Ireland had $3.3 billion in distributable reserves.
At March 31, 2013, XL-Ireland and XL-Cayman held cash and investments, net of liabilities associated with cash sweeping arrangements, of $19.3 million and $1.2 billion, respectively, compared to $11.0 million and $1.4 billion, respectively, at December 31, 2012.
All of our outstanding debt at March 31, 2013 was issued by XL-Cayman. The ability of XL-Cayman, like that of the Company, to obtain funds from its subsidiaries to satisfy any of its obligations under guarantees is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which we operate, including, among others, Bermuda, the United States, Ireland, Switzerland and the U.K. For details of the required statutory capital and surplus for our principal operating subsidiaries, see Item 8, Note 23, “Statutory Financial Data,” included in our Annual Report on Form 10-K for the year ended December 31, 2012.
See also the Consolidated Statements of Cash Flows in Item 1, Financial Statements included herein.
Sources of Liquidity
At March 31, 2013, on a consolidated basis we had cash and cash equivalents of approximately $2.5 billion as compared to approximately $2.6 billion at December 31, 2012. We have three main sources of cash flows - those provided by operations, investing activities and financing activities:

(U.S. dollars in thousands)	March 31, 2013	March 31, 2012
Operating activities	$145,644	$153,370
Investing activities	$(2,493)	$(762,110)
Financing activities	$(263,938)	$(735,188)
Effects of exchange rate changes on foreign currency cash	$(24,304)	$25,121
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
During the three months ended March 31, 2013, net cash flows provided by operating activities were $145.6 million compared to net cash flows provided by operating activities of $153.4 million for the same period in 2012. The operating cash increase was primarily due to the increase in net income in the three months ended March 31, 2013 compared to the same period in the prior year.
Investing Cash Flows
Generally, positive cash flow from operations and financing activities is invested in our investment portfolio, including affiliates or the acquisition of subsidiaries.
Net cash used in investing activities was $2.5 million in the three months ended March 31, 2013 compared to net cash used of $762.1 million for the same period in 2012. These cash flows were associated with the normal purchase and sale of portfolio investments.
Certain of our invested assets are held in trust and pledged in support of insurance and reinsurance liabilities as well as credit facilities. Such pledges are largely required by our operating subsidiaries that are “non-admitted” under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. Also, certain deposit liabilities and annuity contracts require the use of pledged assets. As further outlined in Item 1, Note 5, “Investments - Pledged Assets,” to the Unaudited Consolidated Financial Statements included herein, certain assets of the investment portfolio are pledged as collateral under our letter of credit facilities. At March 31, 2013 and December 31, 2012, the Company had $16.5 billion and $16.9 billion in pledged assets, respectively.
Financing Cash Flows
Cash flows related to financing activities include ordinary share related transactions, the payment of dividends, the issue or repayment of preference ordinary shares and deposit liability transactions. During the three months ended March 31, 2013, net cash flows used in financing activities were $263.9 million compared to net cash used of $735.2 million for the same period in 2012. Net cash outflows related primarily to the buybacks of our ordinary shares as described below.
During the three months ended March 31, 2013 and 2012, financing cashflows were impacted by share buybacks. For information regarding share buyback activity, see "Other Key Focuses of Management - Buybacks of Ordinary Shares" included herein.
In addition, on January 15, 2012, the $600 million principal amount outstanding on the XLCFE Notes, which were issued by XLCFE, was repaid at maturity. For further detail, see Item 1, Note 8, “Notes Payable and Debt Financing Arrangements,” to the Unaudited Consolidated Financial Statements included herein.
In addition, the Company maintains credit facilities that provide liquidity. Details of these facilities are described below in “Capital Resources.”
Capital Resources
At March 31, 2013 and December 31, 2012, we had total shareholders' equity of $11.8 billion and $11.9 billion, respectively. In addition to ordinary share capital, we depend on external sources of financing to support our underwriting activities in the form of:

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

▪
letters of credit and other forms of collateral that are required to be posted or deposited, as the case may be, by our operating subsidiaries that are “non-admitted” under U.S. state insurance regulations in order for the U.S. cedant to receive statutory credit for reinsurance. We also use letters of credit to support our operations at Lloyd's; and

▪	revolving credit to meet short-term liquidity needs.
The following risks are associated with our requirement to renew our credit facilities:

▪	the credit available from banks may be reduced resulting in our need to pledge our investment portfolio to customers. This could result in a lower investment yield;

▪	we may be downgraded by one or more rating agencies, which could materially and negatively impact our business, financial condition, results of operations and/or liquidity; and

▪
the volume of business that our subsidiaries that are not admitted in the United States are able to transact could be reduced if we are unable to renew our letter of credit facilities at an appropriate amount.

Consolidation within the banking industry may result in the aggregate amount of credit provided to us being reduced. We attempt to mitigate this risk by identifying and/or selecting additional banks that can participate in the credit facilities upon renewal. See Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31, 2012.
The following table summarizes the components of our current capital resources as follows:

(U.S. dollars in thousands)	March 31, 2013	December 31, 2012
Series D preference ordinary shares	$345,000	$345,000
Series E preference ordinary shares	999,500	999,500
Ordinary share capital	10,487,346	10,510,072
Total ordinary and non-controlling interests capital	$11,831,846	$11,854,572
Notes payable and debt	1,666,508	1,666,103
Total capital	$13,498,354	$13,520,675
Ordinary Share Capital
The following table reconciles the opening and closing ordinary share capital positions as follows:

(U.S. dollars in thousands)	March 31, 2013	December 31, 2012
Ordinary shareholders’ equity – beginning of period	$10,510,072	$9,411,658
Net income (loss) attributable to XL Group plc	350,790	651,134
Share buybacks	(224,419)	(402,930)
Share issues	4,331	6,946
Ordinary share dividends	(41,553)	(135,572)
Change in accumulated other comprehensive income	(114,901)	936,947
Share-based compensation and other	3,026	41,889
Ordinary shareholders’ equity – end of period	$10,487,346	$10,510,072
Debt
The following tables presents our debt under outstanding securities and lenders' commitments at March 31, 2013:

				Payments Due by Period
(U.S. dollars in thousands)	Commitment/ Debt	In Use/ Outstanding	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
4-year revolver	$1,000,000	$—	2015	$—	$—	$—	$—
5.25% Senior Notes	600,000	598,654	2014	—	600,000	—	—
5.75% Senior Notes	400,000	396,338	2021	—	—	—	400,000
6.375% Senior Notes	350,000	348,729	2024	—	—	—	350,000
6.25% Senior Notes	325,000	322,787	2027	—	—	—	325,000
	$2,675,000	$1,666,508		$—	$600,000	$—	$1,075,000
Adjustment to carrying value - impact of fair value hedges		$5,698
Total		$1,672,206
“In Use/Outstanding” data represent March 31, 2013 accreted values. “Payments Due by Period” data represents ultimate redemption values.
In addition, see Item 8, Note 13, “Notes Payable and Debt and Financing Arrangements,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 for further information.
At March 31, 2013, banks and investors provided us with $2.7 billion of debt capacity, of which $1.7 billion was utilized. These facilities consist of:

▪	a revolving credit facility of $1.0 billion.

▪
senior unsecured notes of approximately $1.7 billion. These notes require XL-Cayman to pay a fixed rate of interest during their terms. At December 31, 2012, there were four outstanding issues of senior unsecured notes:

▪
$600 million senior notes due September 2014, with a fixed coupon of 5.25%. The security is publicly traded. The notes were issued in two tranches of $300 million aggregate principal amount each - one tranche at 99.432% and the other at 98.419% with aggregate net proceeds of $590.9 million. Related expenses of the offering amounted to $2.7 million.

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

Preferred Shares and Non-controlling Interest in Equity of Consolidated Subsidiaries
Neither the Redeemable Series C preference ordinary shares nor the Series E preference ordinary shares were transferred from XL-Cayman to XL-Ireland in the Redomestication. Accordingly, subsequent to July 1, 2010, these instruments represent non-controlling interests in our consolidated financial statements and are presented as non-controlling interest in equity of consolidated subsidiaries. At March 31, 2013 and December 31, 2012, the face values of the outstanding Series E and Series D preference ordinary shares were $999.5 million and $345.0 million, respectively.
Letter of Credit Facilities and other sources of collateral
At March 31, 2013, we had five letter of credit (“LOC”) facilities in place with total availability of $4.0 billion, of which $1.8 billion was utilized.

				Amount of Commitment Expiration by Period
(U.S. dollars in thousands)	Commitment/ Debt	In Use/ Outstanding	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
LOC Facility (1)	$1,000,000	$857,057	2014	$—	$857,057	$—	$—
LOC Facility (2) (3)	1,350,000	116,664	2015	—	—	116,664	—
LOC Facility (3)	650,000	376,499	2015	—	—	376,499	—
LOC Facility	750,000	298,167	Continuous	—	—	—	298,167
LOC Facility	250,000	120,618	Continuous	—	—	—	120,618
Five LOC facilities	$4,000,000	$1,769,005		$—	$857,057	$493,163	$418,785
____________

(1)	We have the option to increase the size of the March 2011 Credit Agreement by an additional $500 million.

(2)	This letter of credit facility includes $1.0 billion that is also included in the “4-year revolver” listed under Debt.

(3)	We have the option to increase the size of the facilities under the December 2011 Credit Agreements by an additional $500 million across both such facilities.
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
The availability of letters of credit under the December 2011 Secured Credit Agreement and the March 2011 Credit Agreements is subject to a borrowing base requirement, determined on the basis of specified percentages of the face value of eligible categories of assets varying by type of collateral. In the event that such credit support is insufficient, we could be required to provide alternative security to cedants. This could take the form of insurance trusts supported by our investment portfolio or funds withheld (amounts retained by ceding companies to collateralize loss or premium reserves) using our cash resources or combinations thereof. The face amount of letters of credit required is driven by, among other things, loss development of existing reserves, the payment pattern of such reserves, the expansion of business written by us and the loss experience of such business. In addition to letters of credit, we have has established insurance trusts in the United States that provide cedants with statutory credit for reinsurance under state insurance regulation in the United States.
On May 7, 2013, XL-Cayman entered into a new credit agreement with Citicorp USA, Inc., as administrative agent and issuing lender, and the lenders party thereto, and a continuing agreement for standby letters of credit with Citibank, N.A. that collectively provide for issuance of letters of credit and revolving credit loans up to $100,000,000. See our Current Report on Form 8-K filed on May 7, 2013.
We review current and projected collateral requirements on a regular basis, as well as new sources of collateral. Our objective is to maintain an excess amount of collateral sources over expected uses. We also review our liquidity needs on a regular basis.
Other
For information regarding cross-default and certain other provisions in the Company’s debt and convertible securities documents, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cross-Default and Other Provisions in Debt Instruments,” in our Annual Report on Form 10-K for the year ended December 31, 2012.
See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” below.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
General
The following discussion should be read in conjunction with “Quantitative and Qualitative Disclosures about Market Risk,” presented under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our Annual Report on Form 10-K for the year ended December 31, 2012.
Market risk represents the potential for loss due to adverse changes in the fair value of financial and other instruments. We are principally exposed to the following market risks: interest rate risk, foreign currency exchange rate risk, credit risk, equity price risk and other related market risks.
The majority of our market risk arises from the investment portfolio, which consists of fixed income securities, alternative investments, public equities, private investments, derivatives, other investments and cash, denominated in both U.S. and foreign currencies, which are sensitive to changes in interest rates, credit spreads, equity prices, foreign currency exchange rates and other related market risks. Our fixed income and equity securities are generally classified as available for sale, and, as such, changes in interest rates, credit spreads on corporate and structured securities, equity prices, foreign currency exchange rates or other related market instruments will have an immediate effect on comprehensive income and shareholders' equity but will not ordinarily have an immediate effect on net income. Nevertheless, changes in interest rates, credit spreads and defaults, equity prices and other related market instruments affect consolidated net income when, and if, a security is sold or impaired.
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
Interest Rate Risk
Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. Our fixed income portfolio is exposed to interest rate risk. Our liabilities are accrued at a static rate from an accounting standpoint. However, management considers the liabilities to have an economic exposure to interest rate risk and manages the net economic exposure to interest rate risk considering both assets and liabilities. Interest rate risk is managed within the context of our Stategic Asset Allocation ("SAA") process by specifying SAA benchmarks relative to the estimated duration of our liabilities and managing the fixed income portfolio relative to the benchmarks such that the overall economic effect of interest rate risk is within management's risk tolerance. Nevertheless, we remain exposed to interest rate risk with respect to our overall net asset position and more generally from an accounting standpoint since the assets are carried at fair value, while liabilities are accrued at a static rate.
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
Foreign currency exchange rate gains and losses in our Statement of Income arise for accounting purposes when net assets or liabilities are denominated in foreign currencies that differ from the functional currency of those subsidiaries. While unrealized foreign exchange gains and losses on underwriting balances are reported in earnings, the offsetting unrealized gains and losses on invested assets are recorded as a separate component of shareholders' equity, to the extent that the asset currency does not match that entity's functional currency. This results in an accounting mismatch that will result in foreign exchange gains or losses in the consolidated statements of income depending on the movement in certain currencies. We have formed several branches with Euro and U.K. sterling functional currencies and continue to focus on attempting to limit exposure to foreign exchange risk.
Foreign currency exchange rate risk in general is reviewed as part of our risk management framework. Within the asset liability framework for the investment portfolio, we pursue a general policy of holding the assets and liabilities in the same currency and, as such, we are not generally exposed to the risks associated with foreign exchange movements within the investment portfolio, as currency impacts on the assets are generally matched by corresponding impacts on the related liabilities. However, locally-required capital levels are invested in local currencies in order to satisfy regulatory requirements and to support local insurance operations and are not matched by related liabilities. Foreign exchange contracts within the investment portfolio may be utilized to manage individual portfolio foreign exchange exposures, subject to investment management service providers' guidelines established by management. Where these contracts are not designated as specific hedges for financial reporting purposes, we record realized and unrealized gains and losses in income in the period in which they occur. These contracts generally have maturities of three months or less. We may also attempt to manage the foreign exchange volatility arising on certain transactions denominated in foreign currencies. These include, but are not limited to, premium receivable, reinsurance contracts, claims payable and investments in subsidiaries.
The principal currencies creating our foreign exchange risk are the U.K. sterling, the Euro, the Swiss franc and the Canadian dollar. The following table provides more information on our net exposures to these principal foreign currencies at March 31, 2013 and December 31, 2012:

(Foreign Currency in Millions)	March 31, 2013	December 31, 2012
Euro	53.7	252.2
U.K. Sterling	129.3	81.6
Swiss Franc	113.0	117.0
Canadian Dollar	163.1	129.2
Credit Risk
Credit risk relates to the uncertainty of an obligor's continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. We are exposed to direct credit risk within our investment portfolio, through general counterparties, including customers and reinsurers, and through certain underwriting activities which include, but are not limited to, surety, workers compensation, environmental and political risk and trade credit.
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
To manage our exposure to credit risk, we have established a credit risk framework that establishes tolerances for credit risk at various levels of granularity (counterparty, industry, country and underwriting business) and tolerances for credit risk arising from certain clash events. Credit risk capacity is allocated across our businesses and functional areas and regular reporting and aggregation activities are carried out to ensure compliance with our credit risk framework and related tolerances. Credit risk arising from credit sensitive underwriting activities is also managed via our underwriting limit framework. We manage credit risk within the investment portfolio through our SAA framework and established investment credit policies, which address quality of obligors and counterparties, industry limits, and diversification requirements. Our exposure to market credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads.
Credit Risk – Investment Portfolio
Credit risk in the investment portfolio is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries and countries. A widening of credit spreads will increase the net unrealized loss position, will increase losses associated with credit-based derivatives where we assume credit exposure, and, if issuer credit spreads increase significantly for an extended period of time and, in a period of increasing defaults, would also likely result in higher OTTI charges. All else held equal, credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes that could have a material adverse effect on our consolidated results of operations or financial condition. The credit spread duration in our fixed income portfolio, excluding the impact of the HTM election, was 3.9 years at March 31, 2013.
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
The table below shows our aggregate fixed income portfolio by credit rating in percentage terms of our aggregate fixed income exposure (including fixed maturities, short-term investments, cash equivalents and net payable for investments purchased) at March 31, 2013.

Percentage of Aggregated Fixed Income Portfolio (1)
AAA	46.6%
AA	17.2%
A	23.3%
BBB	10.0%
BB or Below	2.8%
NR	0.1%
Total	100.0%
____________

(1)
The credit ratings above were principally determined based on the weighted average rating of the individual securities from Standard & Poor's, Moody's Investors Service and Fitch Ratings (where available). The credit ratings for U.S. Agency debt and related mortgage-backed securities, whether with implicit or explicit government support, reflects the credit quality rating of the U.S. government for the purpose of these calculations.

At March 31, 2013, the average credit quality of our aggregate fixed income investment portfolio was “Aa3/AA-" compared to “Aa2/AA” at December 31, 2012. Our $9.7 billion portfolio of government and government related, agency, sovereign and cash holdings was rated "AA+", our $11.6 billion portfolio of corporates was rated “A", and our $8.9 billion structured securities portfolio was rated "AA" or higher. The decline in the average credit quality of our aggregate fixed income investment portfolio during the first quarter of 2013 was primarily due to the downgrade of United Kingdom sovereign debt by Moody's Investors Service. The downgrade reduced our internal rating of securities issued or guaranteed by the United Kingdom, which is based on the average credit rating of Standard & Poor's, Moody's Investors Service and Fitch Ratings.
We are closely monitoring our corporate financial bond holdings given the events of the past five years. The table below summarizes our significant exposures (defined as bonds issued by financial institutions with an amortized cost in excess of $50.0 million) to corporate bonds of financial issuers including Covered Bonds held within our AFS and HTM investment portfolio holdings at March 31, 2013, representing both amortized cost and net unrealized gains (losses):

	March 31, 2013
Issuer (by Global Ultimate Parent) (1) (U.S. dollars in millions)	Weighted Average Credit Quality (2)	Amortized Cost	Unrealized Gain/ (Loss)
JPMorgan Chase & Co.	AA	$193.9	$2.7
Citigroup Inc.	AA-	180.7	6.9
The Goldman Sachs Group, Inc.	AA	154.0	12.0
Rabobank Nederland NV	BBB+	150.9	6.3
National Australia Bank Limited	A-	129.7	7.0
Lloyd's Banking Group plc	BBB+	127.8	7.6
HSBC Holdings plc	A+	121.1	(0.5)
Bank of America Corporation	A-	111.3	5.8
Morgan Stanley	BBB+	110.0	3.4
UBS AG	AA	103.0	3.5
The Bank of Nova Scotia	A+	94.5	3.3
Wells Fargo & Company	AA-	93.9	3.5
Westpac Banking Corporation	A	88.9	6.0
Credit Suisse Group AG	A+	83.0	2.4
Commonwealth Bank of Australia	AA-	82.8	5.6
Standard Chartered plc	AA+	74.6	4.1
BNP Paribas	AA	68.9	2.3
Royal Bank of Canada	A	65.1	1.8
Nordea Bank AB	AA-	63.9	1.8
ING Group N.V.	AA	62.3	2.6
The Bank of New York Mellon Corporation	AA-	58.7	2.7
Canadian Imperial Bank of Commerce	A+	57.3	2.0
Government of Netherlands (ABN Amro)	A+	53.0	6.3
Australia and New Zealand Banking Group Limited	A+	52.6	2.7
Bank of Montreal	AAA+	52.5	1.7
____________

(1)	Includes Covered Bonds.

(2)
The credit rating for each asset reflected above was principally determined based on the weighted average rating of the individual securities from Standard & Poor's, Moody's Investors Service and Fitch Ratings. U.S. Agency debt and related mortgage-backed securities, whether with implicit or explicit government support, reflects the credit quality rating of the U.S. government for the purpose of these calculations

Within our corporate financial bond holdings, we are further monitoring exposures to hybrid securities, representing Tier One and Upper Tier Two securities of various financial institutions. The following table summarizes our top ten exposures to hybrid securities:

	March 31, 2013
Issuer (by Global Ultimate Parent) (U.S. dollars in millions)	Tier One Amortized Cost	Upper Tier Two Amortized Cost	Total Amortized Cost	Net Unrealized (Loss)
Barclays, Plc	$4.6	$27.0	$31.6	$(3.2)
Zurich Financial Services AG	—	25.1	25.1	0.9
Nationwide Building Society	20.3	—	20.3	(2.0)
JPMorgan Chase & Co	20.2	—	20.2	(3.8)
National Australia Bank Limited	19.6	—	19.6	—
The British United Provident Association Limited	—	19.5	19.5	(0.7)
The Goldman Sachs Group, Inc	18.5	—	18.5	0.9
Aviva PLC	4.9	13.5	18.4	(1.5)
Mitsubishi UFJ Financial Group, Inc	18.2	—	18.2	1.3
Legal & General Group PLC	—	17.8	17.8	0.2
Total	$106.3	$102.9	$209.2	$(7.9)

At March 31, 2013, the top 10 corporate financial holdings, which exclude government guaranteed and government sponsored enterprises, represented approximately 4.5% of the aggregate fixed income portfolio and approximately 12.4% of all corporate holdings. The top 10 corporate bond holdings listed below represent the direct exposure to the corporations listed below, including their subsidiaries, and excludes any securitized, credit enhanced and collateralized asset or mortgage-backed securities, cash and cash equivalents, pooled notes and any over-the-counter (“OTC”) derivative counterparty exposures, if applicable, but does include Covered Bonds.

Top 10 Corporate Financial Holdings (1)	Percentage of Aggregate Fixed Income Portfolio
JPMorgan Chase & Co.	0.6%
Citigroup Inc.	0.6%
The Goldman Sachs Group, Inc	0.5%
Rabobank Nederland NV	0.5%
National Australia Bank Limited	0.4%
Lloyds Banking Group PLC	0.4%
HSBC Holdings PLC	0.4%
Bank of America Corporation	0.4%
Morgan Stanley	0.4%
UBS AG	0.3%
____________

(1)	Corporate issuers include Covered Bonds.
At March 31, 2013, the top 5 corporate sector exposures listed below represented 28.7% of the aggregate fixed income investment portfolio and 79.4% of all corporate holdings.

Top 5 Sector Exposures (U.S. dollars in millions)	Carrying Value	Percentage of Aggregate Fixed Income Portfolio
Financials (1)	$3,440.5	10.7%
Consumer, Non-Cyclical	2,325.7	7.2%
Utilities	1,367.6	4.3%
Industrial	1,048.3	3.3%
Communications	1,034.7	3.2%
Total	$9,216.8	28.7%
____________

(1)	Government-guaranteed securities and Covered Bonds have been excluded from the above figures.
Within our fixed income portfolios, we are further monitoring our exposure to holdings in the European Periphery Nations. In particular, the fair values of our holdings representing risk in European Periphery Nations are: government holdings of $20.1 million, corporate holdings of $115.1 million (financials $0.8 million, non-financials $114.3 million) and structured securities holdings totaling $9.4 million. The non-financial corporate holdings primarily consist of securities issued by multinational companies with low reliance on local economics and systemically important industries such as utilities and telecoms. For further detail on our exposure to the Euro-zone sovereign debt crisis, please refer to Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations - European Sovereign Debt Crisis.”

We also have exposure to credit risk associated with our mortgage-backed and asset-backed securities. The table below shows the breakdown of the $8.9 billion structured securities portfolio, of which 79.1% is AAA rated:

(U.S. dollars in millions)	Carrying Value	Percentage of Structured Portfolio
Agency RMBS	$4,840.7	54.5%
Other ABS (1)	1,380.8	15.6%
CMBS	1,288.8	14.5%
Non-Agency RMBS	656.0	7.4%
Core CDO (non-ABS CDOs and CLOs)	711.1	8.0%
Total	$8,877.4	100.0%
____________

(1)	Includes Covered Bonds.
Credit Risk – Other
Credit derivatives are purchased within our investment portfolio and were sold through a limited number of contracts written as part of our previous financial lines business. From time to time, we may purchase credit default swaps to hedge an existing position or concentration of holdings. The credit derivatives are recorded at fair value. For further details with respect to our exposure to credit derivatives, see Item 1, Note 6, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements included herein.
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
With regard to unpaid losses and loss expenses recoverable and reinsurance balances receivable, we have credit risk should any of our reinsurers be unable or unwilling to settle amounts due to us; however, these exposures are not marked to market. For further information relating to reinsurer credit risk, see Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balances Receivable.”
We are exposed to credit risk in the event of non-performance by the other parties to our derivative instruments in general; however, we do not anticipate non-performance. The difference between the notional principal amounts and the associated market value is our maximum credit exposure.
Equity Price Risk
Equity price risk is the potential loss arising from changes in the market value of equities. Our equity investment portfolio is exposed to equity price risk. At March 31, 2013, our equity portfolio was approximately $750.0 million as compared to $547.1 million at December 31, 2012. This excludes fixed income fund investments of $101.0 million and $101.9 million at March 31, 2013 and December 31, 2012, respectively, that generally do not have the risk characteristics of equity investments but are treated as equity investments under U.S. GAAP. At March 31, 2013 and December 31, 2012, our direct allocation to equity securities was 2.1% and 1.5%, respectively, of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased). We also estimate the equity risk embedded in certain alternative and private investments. Such estimates are derived from market exposures provided to us by certain individual fund investments and/or internal statistical analyses.
Other Market Risks
Our private investment portfolio is invested in limited partnerships and other entities that are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments and risks specific to startup or small companies. At March 31, 2013, our exposure to private investments, excluding unfunded commitments, was $293.0 million, representing 0.8% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) compared to $307.5 million at December 31, 2012
Our alternative investment portfolio, which is exposed to equity and credit risk as well as certain other market risks, had a total exposure of $1,290.3 million representing approximately 3.6% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) at March 31, 2013, as compared to December 31, 2012 when we had a total exposure of $1,322.1 million representing approximately 3.9% of the fixed income investment portfolio.
At March 31, 2013, bond and stock index futures outstanding had a net long position of $76.0 million as compared to a net long position of $46.5 million at December 31, 2012. We may reduce our exposure to these futures through offsetting transactions, including options and forwards.
As noted above, we also invest in certain derivative positions that can be impacted by market value movements. For further details on derivative instruments, see Item 1, Note 6, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements included herein.
Sensitivity and Value-at-Risk Analysis
The table below summarizes our assessment of the estimated impact on the value of our investment portfolio at March 31, 2013 associated with an immediate and hypothetical: +100bps increase in interest rates, a -10% decline in equity markets, a +100bps widening in spreads and a +10% widening in spreads. The table also reports the 95%, 1-year VaRs for our investment portfolios at March 31, 2013, excluding foreign exchange.
The interest rate, spread risk, and VaR referenced in the table below include the impact of market movements on our held to maturity fixed maturities from our Life operations investment portfolio. While the market value of these holdings is sensitive to prevailing interest rates and credit spreads, our book value is not impacted as these holdings are carried at amortized cost. At March 31, 2013, if we were to exclude these impacts in order to present the impact of these risks to our book value, the interest rate risk would be reduced by approximately $309.6 million, absolute spread risk would be reduced by approximately $209.5 million, relative spread risk would be reduced by approximately $21.8 million, and VaR would be reduced by approximately $262.9 million.
The table below excludes the impact of foreign exchange rate risk on our investment portfolio. Our investment strategy incorporates asset-liability management, and, accordingly, any foreign exchange movements impact the assets and liabilities approximately equally. See “Foreign Currency Exchange Rate Risk,” for further details. We consider that the investment portfolio VaR estimated results as well as the P&C and Life operations investment portfolios' VaR estimated results excluding foreign exchange rate risk are the more relevant and appropriate metrics to consider when assessing the actual risk of the investment portfolio.
The estimated results below also do not include any risk contributions from our various operating affiliates (strategic, investment manager or financial operating affiliates) or certain other investments that are carried at amortized cost.

(U.S. dollars in millions)	Interest Rate Risk (1)	Equity Risk (2)	Absolute Spread Risk (3)	Relative Spread Risk (4)	VaR (5), (6)
Total Investment Portfolio (7)	$(1,465.2)	$(150.9)	$(1,362.9)	$(161.5)	$895.8
A. P&C Investment Portfolio	$(899.3)	$(150.9)	$(877.7)	$(87.8)	$453.3
(I) P&C Fixed Income Portfolio	(899.3)	—	(877.7)	(87.8)	478.6
(a) Cash & Short Term Investments	(10.9)	—	(10.2)	(0.3)	4.0
(b) Total Government Related	(346.4)	—	(233.5)	(11.4)	184.8
(c) Total Corporate Credit	(290.7)	—	(318.0)	(32.4)	168.8
(d) Total Structured Credit	(251.3)	—	(316.0)	(43.6)	155.9
(II) P&C Non-Fixed Income Portfolio	—	(150.9)	—	—	147.7
(e) Equity Portfolio	—	(83.6)	—	—	84.9
(f) Alternative Portfolio	—	(36.1)	—	—	67.7
(g) Private Investments	—	(31.2)	—	—	31.4
(h) Other	—	—	—	—	1.7
B. Life Investment Portfolio	$(558.8)	$—	$(450.2)	$(69.9)	$504.1
(III) Life Fixed Income Portfolio	(558.8)	—	(450.2)	(69.9)	504.1
(i) Cash & Short Term Investments	(0.1)	—	—	—	0.1
(j) Total Government Related	(227.9)	—	(85.8)	(4.7)	208.1
(k) Total Corporate Credit	(274.0)	—	(299.0)	(52.3)	249.5
(l) Total Structured Credit	(56.8)	—	(65.5)	(12.9)	56.0
(IV) Life Non-Fixed Income Portfolio	—	—	—	—	—
____________

(1)	The estimated impact on the fair value of our fixed income portfolio of an immediate hypothetical +100 bps adverse parallel shift in global bond curves.

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

(5)
The VaR results are based on a 95% confidence interval, with a one-year holding period, excluding foreign exchange rate risk. Our investment portfolio VaR at March 31, 2013 is not necessarily indicative of future VaR levels as these are based on statistical estimates of possible price changes and, therefore, exclude other sources of investment return such as coupon and dividend income.

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

Stress Testing
VaR does not provide the means to estimate the magnitude of the loss in the 5% of occurrences when we expect the VaR level to be exceeded. To complement the VaR analysis based on normal market environments, we consider the impact on the investment portfolio in several different stress scenarios to analyze the effect of unusual market conditions. We establish certain stress scenarios that are applied to the actual investment portfolio. As these stress scenarios and estimated gains and losses are based on scenarios established by us, they will not necessarily reflect future stress events or gains and losses from such events. The results of the stress scenarios are reviewed on a regular basis to ensure they are appropriate, based on current shareholders' equity, market conditions and our total risk tolerance. It is important to note that when assessing the risk of our investment portfolio, we do not take into account either the value or risk associated with the liabilities arising from our operations.

ITEM 4.	CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective and provided reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 promulgated under the Securities Exchange Act of 1934, as amended, that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are subject to legal proceedings and claims, as described in our Annual Report on Form 10-K for the year ended December 31, 2012. Material developments to such proceedings during the three months ended March 31, 2013 are described below.
We are subject to litigation and arbitration in the normal course of our business. These lawsuits and arbitrations principally involve claims on policies of insurance and contracts of reinsurance and are typical for us and for the property and casualty insurance and reinsurance industry in general. Such claims proceedings are considered in connection with our loss and loss expense reserves. Reserves in varying amounts may or may not be established in respect of particular claims proceedings based on many factors, including the legal merits thereof. In addition to litigation relating to insurance and reinsurance claims, we are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance or reinsurance policies. These types of actions typically involve, among other things, allegations of underwriting errors or misconduct, employment disputes, actions brought by or on behalf of shareholders or disputes arising from business ventures. The status of these legal actions is actively monitored by management.
Legal actions are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions other than claims proceedings, both individually and in the aggregate, will not result in losses having a material adverse effect on our financial position or liquidity at March 31, 2013.
In August 2005, plaintiffs in a proposed class action (the “Class Action”) that was consolidated into a multidistrict litigation in the United States District Court for the District of New Jersey, captioned In re Brokerage Antitrust Litigation, MDL No. 1663, Civil Action No. 04-5184 (the “MDL”), filed a consolidated amended complaint (the “Amended Complaint”), which named as new defendants approximately 30 entities, including Greenwich Insurance Company, Indian Harbor Insurance Company and XL-Cayman (the “XL Defendants”). In the MDL, the Class Action plaintiffs asserted various claims purportedly on behalf of a class of commercial insureds against approximately 113 insurance companies and insurance brokers through which the named plaintiffs allegedly purchased insurance. The Amended Complaint alleged that the defendant insurance companies and insurance brokers conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements and the Amended Complaint asserted statutory claims under the Sherman Act, various state antitrust laws and the Racketeer Influenced and Corrupt Organizations Act (“RICO”), as well as common law claims alleging breach of fiduciary duty, aiding and abetting a breach of fiduciary duty and unjust enrichment. By Opinion and Order dated August 31, 2007, the District Court dismissed the Sherman Act claims with prejudice and, by Opinion and Order dated September 28, 2007, the District Court dismissed the RICO claims with prejudice. The plaintiffs then appealed both Orders to the U.S. Court of Appeals for the Third Circuit. On August 16, 2010, the Third Circuit affirmed in large part the District Court's dismissal but reversed the dismissal of certain Sherman Act and RICO claims alleged against several defendants including the XL Defendants and remanded those claims to the District Court for further consideration of their adequacy. In light of its reversal and remand of certain of the federal claims, the Third Circuit also reversed the District Court's dismissal (based on the District Court's declining to exercise supplemental jurisdiction) of the state-law claims against all defendants. In May 2011, after participating in a settlement mediation, a majority of the remaining defendants, including the XL Defendants, executed a formal Settlement Agreement with the Class Action plaintiffs. Upon the District Court's approval of the settlement, the Class Action claims against the settling defendants, including the XL Defendants, were dismissed with prejudice.
Various XL entities were also named as defendants in three of the many tag-along actions that were consolidated into the MDL for pretrial purposes. The complaints in these three tag-along actions made allegations similar to those made in the Class Action Amended Complaint but did not purport to be class actions. In connection with the settlement mediation of the tag-along actions ordered by the District Court, the XL entities reached separate settlements in 2012 with all of the respective plaintiffs in two of the three tag-along actions in which XL entities were named and settled the third tag-along action during the quarter.  Each of the tag-along actions has now been dismissed with prejudice against all XL entities.

ITEM 1A.	RISK FACTORS
Refer to Item 1A., "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2012 for further information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliate Purchasers
The following table provides information about purchases by the Company during the three months ended March 31, 2013 of its ordinary shares:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
January 1, 2013 to January 31, 2013	3,794,580	$25.94	3,791,401	$250 million
February 1, 2013 to February 28, 2013	—	—	—	$850 million
March 1, to March 31, 2013	4,246,887	29.63	4,217,416	$725 million
Total	8,041,467	$27.89	8,008,817	$725 million
____________

(1)
Shares purchased in connection with the vesting of restricted shares granted under our restricted stock plan do not represent shares purchased as part of publicly announced plans or programs. All such purchases were made in connection with satisfying tax withholding obligations of those employees. These shares were not purchased as part of our share buyback program noted below.

(2)
For information regarding our share buyback activity see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Key Focuses of Management - Buybacks of Ordinary Shares" included herein.

ITEM 6.	EXHIBITS

The following exhibits are filed as exhibits to this Quarterly Report:

10.1*	Form of Restricted Stock Unit Agreement (U.S. Citizens Subject to IRC 457A)

10.2*	Form of Restricted Stock Unit Agreement

10.3*	Form of Restricted Stock Agreement

10.4*	Form of Performance Unit Agreement (U.S. Citizens Subject to IRC 457A)

10.5*	Form of Performance Unit Agreement

10.6*	Form of Non-Statutory Stock Option Agreement

12*	Statements regarding computation of ratios

31*	Rule 13a-14(a)/15d-14(a) Certifications

32*	Section 1350 Certification

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 7, 2013
XL Group plc
(Registrant)
/s/ MICHAEL S. MCGAVICK

Name: Michael S. McGavick
Title: Chief Executive Officer and Director
XL Group plc

Date:	May 7, 2013
/s/ PETER R. PORRINO

Name: Peter R. Porrino
Title: Executive Vice President and Chief Financial Officer
XL Group plc