Form 10-Q
period 2013-06-30
XL GROUP PLC
filed 2013-08-05
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ______
Commission file number 1-10804

XL GROUP
Public Limited Company
(Exact name of registrant as specified in its charter)

Ireland	98-0665416
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
XL House, 8 St. Stephen's Green, Dublin 2, Ireland
(Address of principal executive offices and zip code)
+353 (1) 400-5500
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
As of August 1, 2013, there were 286,189,417 outstanding Ordinary Shares, $0.01 par value per share, of the registrant.

XL GROUP PLC

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
XL GROUP PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)	June 30, 2013	December 31, 2012
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost: 2013: $26,016,208; 2012: $26,544,806)	$26,455,103	$27,846,920
Equity securities, at fair value (cost: 2013: $873,465; 2012: $617,486)	916,008	649,359
Short-term investments, at fair value (amortized cost: 2013: $234,775; 2012: $322,563)	234,452	322,703
Total investments available for sale	$27,605,563	$28,818,982
Fixed maturities, held to maturity at amortized cost (fair value: 2013: $2,978,981; 2012:$3,262,804)	2,686,994	2,814,447
Investments in affiliates	1,367,581	1,126,875
Other investments	1,135,794	1,219,879
Total investments	$32,795,932	$33,980,183
Cash and cash equivalents	2,420,082	2,618,378
Accrued investment income	324,735	342,778
Deferred acquisition costs	737,804	675,653
Ceded unearned premiums	802,084	587,074
Premiums receivable	3,309,550	2,568,862
Reinsurance balances receivable	105,936	58,428
Unpaid losses and loss expenses recoverable	3,250,248	3,382,102
Receivable from investments sold	107,260	16,002
Goodwill and other intangible assets	407,379	408,527
Deferred tax asset	246,731	166,143
Other assets	597,396	582,765
Total assets	$45,105,137	$45,386,895

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$19,990,710	$20,484,121
Deposit liabilities	1,534,896	1,551,398
Future policy benefit reserves	4,584,029	4,812,046
Unearned premiums	4,472,108	3,755,086
Notes payable and debt	1,671,634	1,672,778
Reinsurance balances payable	614,012	143,112
Payable for investments purchased	122,568	102,113
Deferred tax liability	120,686	141,803
Other liabilities	757,424	868,036
Total liabilities	$33,868,067	$33,530,493
Commitments and Contingencies
Shareholders’ Equity:
Ordinary shares, 999,990,000 authorized, par value $0.01; issued and outstanding: (2013: 287,447,771; 2012: 298,681,573)	$2,874	$2,987
Additional paid in capital	8,250,564	8,584,752
Accumulated other comprehensive income	710,760	1,520,020
Retained earnings (deficit)	928,372	402,318
Shareholders’ equity attributable to XL Group plc	$9,892,570	$10,510,077
Non-controlling interest in equity of consolidated subsidiaries	1,344,500	1,346,325
Total shareholders’ equity	$11,237,070	$11,856,402
Total liabilities and shareholders’ equity	$45,105,137	$45,386,895
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(U.S. dollars in thousands, except per share data)	2013	2012	2013	2012
Revenues:
Net premiums earned	$1,562,393	$1,486,593	$3,092,084	$2,923,010
Net investment income	232,546	262,631	479,014	527,873
Realized investment gains (losses):
Net realized gains (losses) on investments sold	43,357	15,800	84,504	57,567
Other-than-temporary impairments on investments	(1,561)	(16,168)	(5,289)	(34,733)
Other-than-temporary impairments on investments transferred to (from) other comprehensive income	(828)	(12,025)	(1,738)	(14,425)
Total net realized gains (losses) on investments	$40,968	$(12,393)	$77,477	$8,409
Net realized and unrealized gains (losses) on derivative instruments	(5,105)	(4,301)	2,780	(3,598)
Income (loss) from investment fund affiliates	46,543	3,097	78,764	22,506
Fee income and other	10,871	13,213	20,503	23,072
Total revenues	$1,888,216	$1,748,840	$3,750,622	$3,501,272
Expenses:
Net losses and loss expenses incurred	$937,606	$826,354	$1,780,690	$1,680,420
Claims and policy benefits	116,767	131,149	227,720	252,455
Acquisition costs	231,886	218,937	452,145	443,087
Operating expenses	303,159	299,053	586,992	581,465
Exchange (gains) losses	(11,331)	(17,976)	(44,766)	(5,258)
Interest expense	38,204	57,359	76,904	96,657
Total expenses	$1,616,291	$1,514,876	$3,079,685	$3,048,826
Income (loss) before income tax and income (loss) from operating affiliates	$271,925	$233,964	$670,937	$452,446
Income (loss) from operating affiliates	32,825	20,457	63,823	36,710
Provision (benefit) for income tax	28,872	29,812	72,351	51,362
Net income (loss)	$275,878	$224,609	$662,409	$437,794
Non-controlling interests	(3,180)	(3,455)	(38,922)	(40,012)
Net income (loss) attributable to ordinary shareholders	$272,698	$221,154	$623,487	$397,782
Weighted average ordinary shares and ordinary share equivalents outstanding, in thousands – basic	289,513	309,765	292,277	312,442
Weighted average ordinary shares and ordinary share equivalents outstanding, in thousands – diluted	294,333	312,435	297,044	315,010
Earnings (loss) per ordinary share and ordinary share equivalent – basic	$0.94	$0.71	$2.13	$1.27
Earnings (loss) per ordinary share and ordinary share equivalent – diluted	$0.93	$0.71	$2.10	$1.26
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(U.S. dollars in thousands)	2013	2012	2013	2012
Net income (loss) attributable to ordinary shareholders	$272,698	$221,154	$623,487	$397,782
Change in net unrealized gains (losses) on investments, net of tax	(715,179)	109,335	(827,401)	321,658
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	30,076	1,332	25,642	16,383
Change in OTTI losses recognized in other comprehensive income, net of tax	14,438	13,996	19,620	26,417
Change in underfunded pension liability	(90)	168	295	(7)
Change in value of cash flow hedge	110	110	220	220
Foreign currency translation adjustments	(23,718)	(45,700)	(27,636)	(36,966)
Comprehensive income (loss)	$(421,665)	$300,395	$(185,773)	$725,487
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Six Months Ended
	June 30,
(U.S. dollars in thousands)	2013	2012
Ordinary Shares:
Balance - beginning of year	$2,987	$3,156
Issuance of ordinary shares	11	9
Buybacks of ordinary shares	(129)	(109)
Exercise of stock options	5	1
Balance - end of period	$2,874	$3,057
Additional Paid in Capital:
Balance - beginning of year	$8,584,752	$8,938,679
Issuance of ordinary shares	13	1,376
Buybacks of ordinary shares	(360,201)	(225,869)
Exercise of stock options	8,380	1,349
Share-based compensation expense	17,620	22,669
Balance - end of period	$8,250,564	$8,738,204
Accumulated Other Comprehensive Income (Loss):
Balance - beginning of year	$1,520,020	$583,065
Change in net unrealized gains (losses) on investments, net of tax	(827,401)	321,658
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	25,642	16,383
Change in OTTI losses recognized in other comprehensive income, net of tax	19,620	26,417
Change in underfunded pension liability	295	(7)
Change in value of cash flow hedge	220	220
Foreign currency translation adjustments	(27,636)	(36,966)
Balance - end of period	$710,760	$910,770
Retained Earnings (Deficit):
Balance - beginning of year	$402,318	$(113,241)
Net income (loss) attributable to ordinary shareholders	623,487	397,782
Dividends on ordinary shares	(82,341)	(68,756)
Buybacks of ordinary shares	(15,092)	—
Balance - end of period	$928,372	$215,785
Non-controlling Interest in Equity of Consolidated Subsidiaries:
Balance - beginning of year	$1,346,325	$1,344,472
Non-controlling interests - contribution	—	1,500
Non-controlling interests - distribution	(37)	—
Non-controlling interests	82	(12)
Non-controlling interest share in change in accumulated other comprehensive income (loss)	(29)	33
Non-controlling interests - deconsolidation	(1,841)	—
Balance - end of period	$1,344,500	$1,345,993
Total Shareholders’ Equity	$11,237,070	$11,213,809
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(U.S. dollars in thousands)	2013	2012
Cash flows provided by (used in) operating activities:
Net income (loss)	$662,409	$437,794
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on investments	(77,477)	(8,409)
Net realized and unrealized (gains) losses on derivative instruments	(2,780)	3,598
Amortization of premiums (discounts) on fixed maturities	84,095	75,240
(Income) loss from investment and operating affiliates	(142,587)	(59,216)
Share-based compensation	28,400	27,795
Depreciation	23,693	27,479
Accretion of deposit liabilities	25,467	49,852
Changes in:
Unpaid losses and loss expenses	(293,927)	(531,503)
Future policy benefit reserves	(90,147)	(88,679)
Unearned premiums	751,455	718,750
Premiums receivable	(779,737)	(739,817)
Unpaid losses and loss expenses recoverable	95,046	300,429
Ceded unearned premiums	(222,467)	(153,792)
Reinsurance balances receivable	(48,420)	(4,959)
Deferred acquisition costs	(74,886)	(60,901)
Reinsurance balances payable	478,012	427,573
Deferred tax asset - net	(9,476)	22,328
Derivatives	68,445	28,383
Other assets	(58,729)	23,974
Other liabilities	(60,531)	17,389
Other	3,794	(29,712)
Total adjustments	$(302,757)	$45,802
Net cash provided by (used in) operating activities	$359,652	$483,596
Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$2,110,114	$1,972,342
Proceeds from redemption of fixed maturities and short-term investments	2,266,692	2,280,398
Proceeds from sale of equity securities	74,310	123,181
Purchases of fixed maturities and short-term investments	(4,108,180)	(4,093,947)
Purchases of equity securities	(331,865)	(197,653)
Investment affiliates, net	(163,642)	38,437
Other investments, net	110,134	(128,281)
Net cash provided by (used in) investing activities	$(42,437)	$(5,523)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of ordinary shares and exercise of stock options	$8,385	$1,214
Buybacks of ordinary shares	(375,423)	(225,978)
Dividends paid on ordinary shares	(41,975)	(68,315)
Distributions to non-controlling interests	(39,020)	(39,930)
Contributions from non-controlling interests	—	1,500
Repayment of debt	—	(600,000)
Deposit liabilities	(44,117)	(56,910)
Net cash provided by (used in) financing activities	$(492,150)	$(988,419)
Effects of exchange rate changes on foreign currency cash	(23,361)	(3,633)
Increase (decrease) in cash and cash equivalents	$(198,296)	$(513,979)
Cash and cash equivalents - beginning of period	2,618,378	3,825,125
Cash and cash equivalents - end of period	$2,420,082	$3,311,146
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
2. Significant Accounting Policies
Recent Accounting Pronouncements
In June 2011, the FASB issued an accounting standards update concerning the presentation of comprehensive income in financial statements. This guidance allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income only as part of the statement of changes in shareholders' equity. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company adopted the guidance from January 1, 2012; however, it did not have an impact on the Company's disclosure, financial condition or results of operations or cash flows. In February 2013, the FASB issued an additional accounting standards update related to this topic that requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance was adopted prospectively from January 1, 2013. As this guidance is disclosure-related only and does not change the current requirements for reporting net income or other comprehensive income in financial statements, its adoption did not impact the Company's financial condition, results of operations or cash flows.
In December 2011, the FASB issued an accounting standards update requiring additional disclosures about financial instruments and derivatives that are either: (1) offset for balance sheet presentation purposes or (2) subject to an enforceable master netting arrangement or similar arrangement, regardless of whether they are offset for balance sheet presentation purposes. In January 2013, the FASB issued an additional accounting standards update related to this topic clarifying that the disclosures would apply only to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and securities lending transactions, each to the extent that they met one of the two conditions provided in the initial accounting standards update. This guidance was adopted from January 1, 2013, on a retrospective basis for all fiscal periods presented. As this guidance is disclosure-related only and does not amend existing balance sheet offsetting guidance, its adoption did not impact the Company's financial condition, results of operations or cash flows.

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
For further information, see Item 8, Note 2(b), “Significant Accounting Policies - Fair Value Measurements,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3. Fair Value Measurements

(a) Fair Value Summary
The following tables set forth the Company’s assets and liabilities that were accounted for at fair value at June 30, 2013 and December 31, 2012 by level within the fair value hierarchy:

June 30, 2013 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at June 30, 2013
Assets
U.S. Government and Government - Related/Supported	$—	$2,022,822	$—	$—	$2,022,822
Corporate (1)	—	10,047,302	32,173	—	10,079,475
Residential mortgage-backed securities – Agency (“RMBS - Agency”)	—	4,428,511	18,214	—	4,446,725
Residential mortgage-backed securities – Non-Agency (“RMBS - Non-Agency”)	—	402,991	3,411	—	406,402
Commercial mortgage-backed securities (“CMBS”)	—	1,104,649	24,423	—	1,129,072
Collateralized debt obligations (“CDO”)	—	8,235	706,013	—	714,248
Other asset-backed securities (2)	—	1,161,221	27,539	—	1,188,760
U.S. States and political subdivisions of the States	—	1,798,267	—	—	1,798,267
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	4,669,332	—	—	4,669,332
Total fixed maturities, at fair value	$—	$25,643,330	$811,773	$—	$26,455,103
Equity securities, at fair value (3)	445,709	470,299	—		916,008
Short-term investments, at fair value (1)(4)	—	232,453	1,999	—	234,452
Total investments available for sale	$445,709	$26,346,082	$813,772	$—	$27,605,563
Cash equivalents (5)	1,375,683	287,690	—	—	1,663,373
Other investments (6)		738,543	103,844		842,387
Other assets (7)		19,674		(1,827)	17,847
Total assets accounted for at fair value	$1,821,392	$27,391,989	$917,616	$(1,827)	$30,129,170
Liabilities
Financial instruments sold, but not yet purchased (8)	$375	$23,941	$—		$24,316
Other liabilities (7)		9,774	29,374	(1,827)	37,321
Total liabilities accounted for at fair value	$375	$33,715	$29,374	$(1,827)	$61,637

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3. Fair Value Measurements

December 31, 2012 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at December 31, 2012
Assets
U.S. Government and Government - Related/Supported	$—	$2,034,617	$—	$—	$2,034,617
Corporate (1)	—	10,451,902	30,098	—	10,482,000
RMBS – Agency	—	5,223,488	32,005	—	5,255,493
RMBS – Non-Agency	—	647,617	116	—	647,733
CMBS	—	1,051,904	25,347	—	1,077,251
CDO	—	8,080	701,736	—	709,816
Other asset-backed securities (2)	—	1,452,583	18,128	—	1,470,711
U.S. States and political subdivisions of the States	—	1,911,017	—	—	1,911,017
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	4,258,282	—	—	4,258,282
Total fixed maturities, at fair value	$—	$27,039,490	$807,430	$—	$27,846,920
Equity securities, at fair value (3)	253,957	395,402	—	—	649,359
Short-term investments, at fair value (1)(4)	—	322,703	—	—	322,703
Total investments available for sale	$253,957	$27,757,595	$807,430	$—	$28,818,982
Cash equivalents (5)	1,596,376	408,292	—	—	2,004,668
Other investments (6)	—	792,483	115,272	—	907,755
Other assets (7)	—	24,842	—	(1,327)	23,515
Total assets accounted for at fair value	$1,850,333	$28,983,212	$922,702	$(1,327)	$31,754,920
Liabilities
Financial instruments sold, but not yet purchased (8)	$—	$26,235	$—	$—	$26,235
Other liabilities (7)	—	30,379	36,247	(1,327)	65,299
Total liabilities accounted for at fair value	$—	$56,614	$36,247	$(1,327)	$91,534
____________

(1)
Included within Corporate are certain medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes had a fair value of $149.4 million and $194.3 million and an amortized cost of $150.2 million and $194.8 million at June 30, 2013 and December 31, 2012, respectively. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(2)
The Company invests in covered bonds (“Covered Bonds”). Covered Bonds are senior secured debt instruments issued by financial institutions and backed by over-collateralized pools of public sector or mortgage loans. At June 30, 2013 and December 31, 2012, Covered Bonds with a fair value of $550.9 million and $647.1 million, respectively, are included within Other asset-backed securities.

(3)	Included within Equity securities are investments in fixed income funds with a fair value of $91.3 million and $101.9 million at June 30, 2013 and December 31, 2012, respectively.

(4)	Short-term investments consist primarily of Corporate securities and U.S. and Non-U.S. Government and Government-Related/ Supported securities.

(5)	Cash equivalents balances subject to fair value measurement include certificates of deposit and money market funds. Operating cash balances are not subject to fair value measurement guidance.

(6)
The Other investments balance excludes certain structured transactions including certain investments in project finance transactions, a payment obligation and liquidity financing provided to a structured credit vehicle as a part of a third party medium term note facility. These investments, which totaled $293.4 million at June 30, 2013 and $312.1 million at December 31, 2012, are carried at amortized cost. For further information, see Item 8, Note 7, “Other Investments,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3. Fair Value Measurements

(b) Level 3 Assets and Liabilities
The tables below present additional information about assets and liabilities measured at fair value on a recurring basis and for which Level 3 inputs were utilized to determine fair value. The tables present a reconciliation of the beginning and ending balances for the three and six months ended June 30, 2013 and 2012 for all financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3) at June 30, 2013 and 2012, respectively. The tables do not include gains or losses that were reported in Level 3 in prior periods for assets that were transferred out of Level 3 prior to June 30, 2013 and 2012. Gains and losses for assets and liabilities classified within Level 3 in the table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, it should be noted that the following tables do not take into consideration the effect of offsetting Level 1 and 2 financial instruments entered into by the Company that are either economically hedged by certain exposures to the Level 3 positions or that hedge the exposures in Level 3 positions.
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
There were no significant transfers between Level 1 and Level 2 during the three and six months ended June 30, 2013 and 2012.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3. Fair Value Measurements

	Level 3 Assets and Liabilities -Three Months Ended June 30, 2013
(U.S. dollars in thousands)	Corporate	RMBS - Agency	RMBS - Non Agency	CMBS	CDO
Balance, beginning of period	$40,815	$19,107	$103	$25,012	$702,904
Realized gains (losses)	(69)	(2)	—	—	(55)
Movement in unrealized gains (losses)	426	(19)	—	(19)	14,491
Purchases and issuances	—	—	3,326	—	5,362
Sales	—	—	—	—	—
Settlements	(7,139)	(872)	(18)	(570)	(16,689)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(1,860)	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$32,173	$18,214	$3,411	$24,423	$706,013
Movement in total gains (losses) above relating to instruments still held at the reporting date	$424	$(22)	$(1)	$(19)	$13,804

	Level 3 Assets and Liabilities -Three Months Ended June 30, 2013
(U.S. dollars in thousands)	Other asset- backed securities	Non-US Sovereign Government, Provincial, Supranational and Government Related/Supported	Short-term investments	Other investments	Derivative Contracts - Net
Balance, beginning of period	$35,887	$—	$2,017	$113,322	$(32,550)
Realized gains (losses)	(13)	—	(10)	2,872	—
Movement in unrealized gains (losses)	(512)	—	(8)	932	3,176
Purchases and issuances	—	—	—	1,002	—
Sales	—	—	—	—	—
Settlements	(1,317)	—	—	(14,284)	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(6,506)	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$27,539	$—	$1,999	$103,844	$(29,374)
Movement in total gains (losses) above relating to instruments still held at the reporting date	$(525)	$—	$(18)	$3,812	$3,176

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3. Fair Value Measurements

	Level 3 Assets and Liabilities -Three Months Ended June 30, 2012
(U.S. dollars in thousands)	Corporate	RMBS - Agency	RMBS - Non Agency	CMBS	CDO
Balance, beginning of period	$33,305	$39,795	$—	$—	$638,697
Realized gains (losses)	82	(30)	—	—	57
Movement in unrealized gains (losses)	94	195	—	—	6,186
Purchases and issuances	—	35	—	—	—
Sales	—	(3,050)	—	—	—
Settlements	(213)	(1,295)	—	—	(1,488)
Transfers into Level 3	536	16,938	1,596	—	—
Transfers out of Level 3	(293)	—	—	—	(1,273)
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$33,511	$52,588	$1,596	$—	$642,179
Movement in total gains (losses) above relating to instruments still held at the reporting date	$94	$197	$—	$—	$6,186

	Level 3 Assets and Liabilities -Three Months Ended June 30, 2012
(U.S. dollars in thousands)	Other asset- backed securities	Non-US Sovereign Government, Provincial, Supranational and Government Related/Supported	Short-term investments	Other investments	Derivative Contracts - Net
Balance, beginning of period	$16,410	$—	$—	$115,659	$(40,630)
Realized gains (losses)	(135)	—	—	510	—
Movement in unrealized gains (losses)	4,145	—	—	3,616	4,683
Purchases and issuances	—	—	—	2,365	—
Sales	—	—	—	—	—
Settlements	(844)	—	—	(4,080)	—
Transfers into Level 3	5,672	—	—	—	—
Transfers out of Level 3	—	—	—	(305)	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$25,248	$—	$—	$117,765	$(35,947)
Movement in total gains (losses) above relating to instruments still held at the reporting date	$3,918	$—	$—	$1,326	$4,683

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3. Fair Value Measurements

	Level 3 Assets and Liabilities - Six Months Ended June 30, 2013
(U.S. dollars in thousands)	Corporate	RMBS - Agency	RMBS - Non Agency	CMBS	CDO
Balance, beginning of period	$30,098	$32,005	$116	$25,347	$701,736
Realized gains (losses)	(71)	11	—	—	301
Movement in unrealized gains (losses)	630	(37)	—	(18)	35,746
Purchases and issuances	10,621	—	3,326	—	5,362
Sales	—	(535)	—	—	—
Settlements	(7,245)	(1,765)	(31)	(906)	(37,132)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(1,860)	(11,465)	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$32,173	$18,214	$3,411	$24,423	$706,013
Movement in total gains (losses) above relating to instruments still held at the reporting date	$627	$(40)	$(1)	$(18)	$34,278

	Level 3 Assets and Liabilities - Six Months Ended June 30, 2013
(U.S. dollars in thousands)	Other asset- backed securities	Non-US Sovereign Government, Provincial, Supranational and Government Related/Supported	Short-term investments	Other investments	Derivative Contracts - Net
Balance, beginning of period	$18,128	$—	$—	$115,272	$(36,247)
Realized gains (losses)	38	—	(10)	5,787	—
Movement in unrealized gains (losses)	963	—	(8)	(970)	6,873
Purchases and issuances	21,686	—	2,017	2,907	—
Sales	—	—	—	—	—
Settlements	(6,770)	—	—	(19,152)	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(6,506)	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$27,539	$—	$1,999	$103,844	$(29,374)
Movement in total gains (losses) above relating to instruments still held at the reporting date	$(516)	$—	$(18)	$4,808	$6,873

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3. Fair Value Measurements

	Level 3 Assets and Liabilities - Six Months Ended June 30, 2012
(U.S. dollars in thousands)	Corporate	RMBS - Agency	RMBS - Non Agency	CMBS	CDO
Balance, beginning of period	$23,818	$32,041	$—	$—	$650,851
Realized gains (losses)	(42)	(96)	—	—	(1,612)
Movement in unrealized gains (losses)	1,255	(95)	—	—	39,379
Purchases and issuances	8,734	70	—	—	—
Sales	—	(4,384)	—	—	(37,181)
Settlements	(1,608)	(1,877)	—	—	(7,654)
Transfers into Level 3	1,647	26,929	1,596	—	—
Transfers out of Level 3	(293)	—	—	—	(1,604)
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$33,511	$52,588	$1,596	$—	$642,179
Movement in total gains (losses) above relating to instruments still held at the reporting date	$1,255	$(95)	$—	$—	$35,379

	Level 3 Assets and Liabilities - Six Months Ended June 30, 2012
(U.S. dollars in thousands)	Other asset- backed securities	Non-US Sovereign Government, Provincial, Supranational and Government Related/Supported	Short-term investments	Other investments	Derivative Contracts - Net
Balance, beginning of period	$16,552	$—	$—	$113,959	$(42,644)
Realized gains (losses)	(94)	—	—	2,438	—
Movement in unrealized gains (losses)	3,905	—	—	4,521	6,697
Purchases and issuances	—	—	—	3,682	—
Sales	—	—	—	—	—
Settlements	(1,118)	—	—	(6,520)	—
Transfers into Level 3	6,003	—	—	—	—
Transfers out of Level 3	—	—	—	(315)	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$25,248	$—	$—	$117,765	$(35,947)
Movement in total gains (losses) above relating to instruments still held at the reporting date	$3,681	$—	$—	$1,004	$6,697

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
(f) Financial Instruments Not Carried at Fair Value
Authoritative guidance over disclosures about the fair value of financial instruments requires additional disclosure of fair value information for financial instruments not carried at fair value in both interim and annual reporting periods. Certain financial instruments, particularly insurance contracts, are excluded from these fair value disclosure requirements. The carrying values of cash and cash equivalents, accrued investment income, net receivable from investments sold, other assets, net payable for investments purchased, other liabilities and other financial instruments not included below approximated their fair values. The following table includes financial instruments for which the carrying value differs from the estimated fair values at June 30, 2013 and December 31, 2012. All of these fair values estimates are considered Level 2 fair value measurements. The fair values for fixed maturities held to maturity are provided by third party pricing vendors and significant valuation inputs for all other items included were based upon market data obtained from sources independent of the Company, and are subject to the same control environment previously described.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3. Fair Value Measurements

	June 30, 2013		December 31, 2012
(U.S. dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed maturities, held to maturity	$2,686,994	$2,978,981	$2,814,447	$3,262,804
Other investments - structured transactions	293,407	291,608	312,122	293,813
Financial Assets	$2,980,401	$3,270,589	$3,126,569	$3,556,617
Deposit liabilities	$1,534,896	$1,789,375	$1,551,398	$1,878,499
Notes payable and debt	1,671,634	1,834,624	1,672,778	1,918,134
Financial Liabilities	$3,206,530	$3,623,999	$3,224,176	$3,796,633
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
Deposit liabilities include obligations under structured insurance and reinsurance transactions. For purposes of fair value disclosures, the Company determined the estimated fair value of the deposit liabilities by assuming a discount rate equal to the appropriate U.S. Treasury rate plus 70.5 basis points at June 30, 2013 and the appropriate U.S. Treasury rate plus 100.3 basis points at December 31, 2012. The discount rate incorporates the Company’s own credit risk into the determination of estimated fair value.
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
The following tables summarize the segment results for the three and six months ended June 30, 2013 and 2012:

Three Months Ended June 30, 2013 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Life Operations	Total
Gross premiums written	$1,472,388	$471,782	$1,944,170	$81,302	$2,025,472
Net premiums written	1,049,163	410,809	1,459,972	73,896	1,533,868
Net premiums earned	1,058,542	429,955	1,488,497	73,896	1,562,393
Net losses and loss expenses	721,323	216,283	937,606	116,767	1,054,373
Acquisition costs	138,032	86,599	224,631	7,255	231,886
Operating expenses (1)	194,514	39,622	234,136	2,206	236,342
Underwriting profit (loss)	$4,673	$87,451	$92,124	$(52,332)	$39,792
Net investment income			143,818	70,592	214,410
Net results from structured products (2)	3,532	2,521	6,053	—	6,053
Net fee income and other (3)	(1,355)	520	(835)	44	(791)
Net realized gains (losses) on investments			29,369	11,599	40,968
Contribution from P&C and Life Operations			$270,529	$29,903	$300,432
Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					(5,105)
Net income (loss) from investment fund affiliates and operating affiliates (4)					79,368
Exchange (gains) losses					(11,331)
Corporate operating expenses					55,155
Interest expense (5)					26,121
Non-controlling interests					3,180
Income tax expense					28,872
Net income (loss) attributable to ordinary shareholders					$272,698
Ratios – P&C operations: (6)
Loss and loss expense ratio	68.1%	50.3%	63.0%
Underwriting expense ratio	31.5%	29.4%	30.8%
Combined ratio	99.6%	79.7%	93.8%
____________

(1)	Operating expenses exclude Corporate operating expenses, shown separately.

(2)	The net results from P&C structured products include net investment income and interest expense of $18.1 million and $12.1 million, respectively.

(3)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(4)	The Company records the income related to the alternative funds and to the private investment and operating fund affiliates on a one-month and three-month lag, respectively.

(5)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(6)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Segment Information

Three Months Ended June 30, 2012 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Life Operations	Total
Gross premiums written	$1,311,035	$452,417	$1,763,452	$92,903	$1,856,355
Net premiums written	944,266	403,011	1,347,277	85,623	1,432,900
Net premiums earned	959,293	441,677	1,400,970	85,623	1,486,593
Net losses and loss expenses	635,282	191,072	826,354	131,149	957,503
Acquisition costs	123,285	87,722	211,007	7,930	218,937
Operating expenses (1)	192,246	41,991	234,237	2,829	237,066
Underwriting profit (loss)	$8,480	$120,892	$129,372	$(56,285)	$73,087
Net investment income			170,579	74,646	245,225
Net results from structured products (2)	9,047	(22,806)	(13,759)	—	(13,759)
Net fee income and other (3)	256	990	1,246	42	1,288
Net realized gains (losses) on investments			(2,154)	(10,239)	(12,393)
Contribution from P&C and Life Operations			$285,284	$8,164	$293,448
Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					(4,301)
Net income (loss) from investment fund affiliates and operating affiliates (4)					23,554
Exchange (gains) losses					(17,976)
Corporate operating expenses					50,062
Interest expense (5)					26,194
Non-controlling interests					3,455
Income tax expense					29,812
Net income (loss) attributable to ordinary shareholders					$221,154
Ratios – P&C operations: (6)
Loss and loss expense ratio	66.2%	43.3%	59.0%
Underwriting expense ratio	32.9%	29.3%	31.8%
Combined ratio	99.1%	72.6%	90.8%
____________

(1)	Operating expenses exclude Corporate operating expenses, shown separately.

(2)	The net results from P&C structured products include net investment income and interest expense of $17.4 million and $31.2 million, respectively.

(3)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(4)	The Company records the income related to the alternative funds and to the private investment and operating fund affiliates on a one-month and three-month lag, respectively.

(5)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(6)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Segment Information

Six Months Ended June 30, 2013 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Life Operations	Total
Gross premiums written	$2,970,175	$1,378,911	$4,349,086	$154,272	$4,503,358
Net premiums written	2,238,351	1,263,830	3,502,181	139,341	3,641,522
Net premiums earned	2,097,634	855,109	2,952,743	139,341	3,092,084
Net losses and loss expenses	1,371,840	408,850	1,780,690	227,720	2,008,410
Acquisition costs	268,654	172,133	440,787	11,358	452,145
Operating expenses (1)	378,511	80,043	458,554	4,801	463,355
Underwriting profit (loss)	$78,629	$194,083	$272,712	$(104,538)	$168,174
Net investment income			300,857	142,280	443,137
Net results from structured products (2)	7,717	3,512	11,229	—	11,229
Net fee income and other (3)	(3,294)	1,152	(2,142)	1,087	(1,055)
Net realized gains (losses) on investments			74,947	2,530	77,477
Contribution from P&C and Life Operations			$657,603	$41,359	$698,962
Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					2,780
Net income (loss) from investment fund affiliates and operating affiliates (4)					142,587
Exchange (gains) losses					(44,766)
Corporate operating expenses					102,078
Interest expense (5)					52,257
Non-controlling interests					38,922
Income tax expense					72,351
Net income (loss) attributable to ordinary shareholders					$623,487
Ratios – P&C operations: (6)
Loss and loss expense ratio	65.4%	47.8%	60.3%
Underwriting expense ratio	30.9%	29.5%	30.5%
Combined ratio	96.3%	77.3%	90.8%
____________

(1)	Operating expenses exclude Corporate operating expenses, shown separately.

(2)	The net results from P&C structured products include net investment income and interest expense of $35.9 million and $24.6 million, respectively.

(3)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(4)	The Company records the income related to the alternative funds and to the private investment and operating fund affiliates on a one-month and three-month lag, respectively.

(5)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(6)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Segment Information

Six Months Ended June 30, 2012 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Life Operations	Total
Gross premiums written	$2,647,669	$1,432,767	$4,080,436	$179,586	$4,260,022
Net premiums written	1,980,792	1,329,713	3,310,505	164,119	3,474,624
Net premiums earned	1,893,348	865,519	2,758,867	164,143	2,923,010
Net losses and loss expenses	1,266,968	413,452	1,680,420	252,455	1,932,875
Acquisition costs	251,540	175,966	427,506	15,581	443,087
Operating expenses (1)	377,593	80,738	458,331	5,436	463,767
Underwriting profit (loss)	$(2,753)	$195,363	$192,610	$(109,329)	$83,281
Net investment income			343,547	149,672	493,219
Net results from structured products (2)	11,866	(20,368)	(8,502)	—	(8,502)
Net fee income and other (3)	(1,764)	1,323	(441)	90	(351)
Net realized gains (losses) on investments			22,812	(14,403)	8,409
Contribution from P&C and Life Operations			$550,026	$26,030	$576,056
Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					(3,598)
Net income (loss) from investment fund affiliates and operating affiliates (4)					59,216
Exchange (gains) losses					(5,258)
Corporate operating expenses					94,322
Interest expense (5)					53,454
Non-controlling interests					40,012
Income tax expense					51,362
Net income (loss) attributable to ordinary shareholders					$397,782
Ratios – P&C operations: (6)
Loss and loss expense ratio	66.9%	47.8%	60.9%
Underwriting expense ratio	33.2%	29.6%	32.1%
Combined ratio	100.1%	77.4%	93.0%
____________

(1)	Operating expenses exclude Corporate operating expenses, shown separately.

(2)	The net results from P&C structured products include net investment income and interest expense of $34.7 million and $43.2 million, respectively.

(3)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(4)	The Company records the income related to the alternative funds and to the private investment and operating fund affiliates on a one-month and three-month lag, respectively.

(5)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(6)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Segment Information

The following tables summarize the Company’s net premiums earned by line of business for the three months ended June 30, 2013 and 2012:

Three Months Ended June 30, 2013 (U.S. dollars in thousands)	Insurance	Reinsurance	Life Operations	Total
P&C Operations:
Professional	$349,807	$50,977	$—	$400,784
Casualty	333,393	76,546	—	409,939
Property catastrophe	—	129,361	—	129,361
Property	135,087	132,496	—	267,583
Marine, energy, aviation and satellite	—	24,587	—	24,587
Specialty	181,133	—	—	181,133
Other (1)	59,122	15,988	—	75,110
Total P&C Operations	$1,058,542	$429,955	$—	$1,488,497
Life Operations:
Annuity	$—	$—	$30,087	$30,087
Other Life	—	—	43,809	43,809
Total Life Operations	$—	$—	$73,896	$73,896
Total	$1,058,542	$429,955	$73,896	$1,562,393

Three Months Ended June 30, 2012 (U.S. dollars in thousands)	Insurance	Reinsurance	Life Operations	Total
P&C Operations:
Professional	$330,871	$53,303	$—	$384,174
Casualty	269,534	76,836	—	346,370
Property catastrophe	—	113,221	—	113,221
Property	112,448	145,022	—	257,470
Marine, energy, aviation and satellite	—	35,631	—	35,631
Specialty	191,591	—	—	191,591
Other (1)	54,849	17,664	—	72,513
Total P&C Operations	$959,293	$441,677	$—	$1,400,970
Life Operations:
Annuity	$—	$—	$31,243	$31,243
Other Life	—	—	54,380	54,380
Total Life Operations	$—	$—	$85,623	$85,623
Total	$959,293	$441,677	$85,623	$1,486,593
____________

(1)
Other within the Insurance segment includes: excess and surplus, programs, surety, structured indemnity and certain other discontinued lines. Other within the Reinsurance segment includes: whole account contracts, surety and other lines.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Segment Information

The following tables summarize the Company’s net premiums earned by line of business for the six months ended June 30, 2013 and 2012:

Six Months Ended June 30, 2013 (U.S. dollars in thousands)	Insurance	Reinsurance	Life Operations	Total
P&C Operations:
Professional	$700,643	$96,413	$—	$797,056
Casualty	656,328	153,528	—	809,856
Property catastrophe	—	243,003	—	243,003
Property	259,539	273,767	—	533,306
Marine, energy, aviation and satellite	—	52,425	—	52,425
Specialty	364,099	—	—	364,099
Other (1)	117,025	35,973	—	152,998
Total P&C Operations	$2,097,634	$855,109	$—	$2,952,743
Life Operations:
Annuity	$—	$—	$59,771	$59,771
Other Life	—	—	79,570	79,570
Total Life Operations	$—	$—	$139,341	$139,341
Total	$2,097,634	$855,109	$139,341	$3,092,084

Six Months Ended June 30, 2012 (U.S. dollars in thousands)	Insurance	Reinsurance	Life Operations	Total
P&C Operations:
Professional	$654,692	$108,211	$—	$762,903
Casualty	531,103	150,085	—	681,188
Property catastrophe	—	216,144	—	216,144
Property	238,374	280,759	—	519,133
Marine, energy, aviation and satellite	—	71,371	—	71,371
Specialty	356,043	—	—	356,043
Other (1)	113,136	38,949	—	152,085
Total P&C Operations	$1,893,348	$865,519	$—	$2,758,867
Life Operations:
Annuity	$—	$—	$62,700	$62,700
Other Life	—	—	101,443	101,443
Total Life Operations	$—	$—	$164,143	$164,143
Total	$1,893,348	$865,519	$164,143	$2,923,010
____________

(1)
Other within the Insurance segment includes: excess and surplus, programs, surety, structured indemnity and certain other discontinued lines. Other within the Reinsurance segment includes: whole account contracts, surety and other lines.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5. Investments

(a) Fixed Maturities, Short-Term Investments and Equity Securities
Amortized Cost and Fair Value Summary
The cost (amortized cost for fixed maturities and short-term investments), fair value, gross unrealized gains and gross unrealized (losses), including, other-than-temporary impairments (“OTTI”) recorded in accumulated other comprehensive income (“AOCI”) of the Company’s available for sale (“AFS”) and held to maturity (“HTM”) investments at June 30, 2013 and December 31, 2012 were as follows:

		Included in AOCI
June 30, 2013 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - AFS
U.S. Government and Government-Related/Supported (2)	$1,971,139	$71,410	$(19,727)	$2,022,822	$—
Corporate (4) (5)	9,752,465	451,524	(124,514)	10,079,475	(11,417)
RMBS – Agency	4,411,540	90,119	(54,934)	4,446,725	—
RMBS – Non-Agency	418,458	28,161	(40,217)	406,402	(77,252)
CMBS	1,093,641	49,889	(14,458)	1,129,072	(2,911)
CDO	753,601	8,992	(48,345)	714,248	(4,840)
Other asset-backed securities (3)	1,165,383	36,557	(13,180)	1,188,760	(3,031)
U.S. States and political subdivisions of the States	1,758,251	64,741	(24,725)	1,798,267	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (2)	4,691,730	76,147	(98,545)	4,669,332	—
Total fixed maturities - AFS	$26,016,208	$877,540	$(438,645)	$26,455,103	$(99,451)
Total short-term investments (2)	$234,775	$214	$(537)	$234,452	$—
Total equity securities (6)	$873,465	$64,450	$(21,907)	$916,008	$—
Total investments - AFS	$27,124,448	$942,204	$(461,089)	$27,605,563	$(99,451)
Fixed maturities - HTM
U.S. Government and Government-Related/Supported (2)	$10,241	$985	$—	$11,226	$—
Corporate	1,312,332	118,136	(2,122)	1,428,346	—
RMBS – Non-Agency	62,925	4,824	—	67,749	—
CMBS	136,193	14,739	—	150,932	—
Other asset-backed securities (3)	100,551	8,225	(214)	108,562	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (2)	1,064,752	148,339	(925)	1,212,166	—
Total investments - HTM	$2,686,994	$295,248	$(3,261)	$2,978,981	$—
___________

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

(2)
U.S. Government and Government-Related/Supported, Non-U.S. Sovereign Government, Provincials, Supranationals and Government-Related/Supported and Total short-term investments includes government-related securities with an amortized cost of $2,357.0 million and fair value of $2,374.5 million and U.S. Agencies with an amortized cost of $297.2 million and fair value of $321.6 million.

(3)
Covered Bonds within Fixed maturities - AFS with an amortized cost of $523.5 million and a fair value of $550.9 million and Covered Bonds within Fixed maturities - HTM with an amortized cost of $8.0 million and a fair value of $8.2 million are included within Other asset-backed securities to align the Company's classification to market indices.

(4)
Included within Corporate are certain medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes have a fair value of $149.4 million and an amortized cost of $150.2 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(5)
Included within Corporate are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments, which are senior to the common and preferred equities of the financial institutions. These securities have a fair value of $281.4 million and an amortized cost of $298.6 million at June 30, 2013.

(6)	Included within Total equity securities are investments in fixed income funds with a fair value of $91.3 million and an amortized cost of $100.0 million at June 30, 2013.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5. Investments

		Included in AOCI
December 31, 2012 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - AFS
U.S. Government and Government-Related/Supported (2)	$1,906,044	$131,860	$(3,287)	$2,034,617	$—
Corporate (4) (5)	9,837,962	723,028	(78,990)	10,482,000	(11,453)
RMBS – Agency	5,054,097	206,931	(5,535)	5,255,493	—
RMBS – Non-Agency	678,469	46,132	(76,868)	647,733	(93,259)
CMBS	1,010,794	70,745	(4,288)	1,077,251	(2,962)
CDO	784,999	11,973	(87,156)	709,816	(4,872)
Other asset-backed securities (3)	1,426,483	59,663	(15,435)	1,470,711	(6,530)
U.S. States and political subdivisions of the States	1,767,669	146,294	(2,946)	1,911,017	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (2)	4,078,289	188,186	(8,193)	4,258,282	—
Total fixed maturities - AFS	$26,544,806	$1,584,812	$(282,698)	$27,846,920	$(119,076)
Total short-term investments (2)	$322,563	$192	$(52)	$322,703	$—
Total equity securities (6)	$617,486	$31,935	$(62)	$649,359	$—
Total investments - AFS	$27,484,855	$1,616,939	$(282,812)	$28,818,982	$(119,076)
Fixed maturities - HTM
U.S. Government and Government-Related/Supported (2)	$10,788	$1,651	$—	$12,439	$—
Corporate	1,425,320	190,871	(794)	1,615,397	—
RMBS – Non-Agency	83,205	10,502	—	93,707	—
CMBS	12,751	2,048	—	14,799	—
Other asset-backed securities (3)	222,340	29,287	(167)	251,460	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (2)	1,060,043	216,679	(1,720)	1,275,002	—
Total investments - HTM	$2,814,447	$451,038	$(2,681)	$3,262,804	$—
____________

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5. Investments

At June 30, 2013 and December 31, 2012, approximately 2.8% and 2.9%, respectively, of the Company's fixed income investment portfolio at fair value was invested in securities that were below investment grade or not rated. Approximately 14.7% and 37.7% of the gross unrealized losses in the Company's fixed income securities portfolio at June 30, 2013 and December 31, 2012, respectively, related to securities that were below investment grade or not rated.
Contractual Maturities Summary
The contractual maturities of AFS and HTM fixed income securities at June 30, 2013 and December 31, 2012 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2013 (1)		December 31, 2012 (1)
(U.S. dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturities - AFS
Due less than one year	$2,134,578	$2,146,455	$1,939,803	$1,952,250
Due after 1 through 5 years	8,323,556	8,536,843	8,521,090	8,877,512
Due after 5 through 10 years	5,281,728	5,342,151	4,701,391	5,065,158
Due after 10 years	2,433,723	2,544,447	2,427,680	2,790,996
	$18,173,585	$18,569,896	$17,589,964	$18,685,916
RMBS – Agency	4,411,540	4,446,725	5,054,097	5,255,493
RMBS – Non-Agency	418,458	406,402	678,469	647,733
CMBS	1,093,641	1,129,072	1,010,794	1,077,251
CDO	753,601	714,248	784,999	709,816
Other asset-backed securities	1,165,383	1,188,760	1,426,483	1,470,711
Total mortgage and asset-backed securities	$7,842,623	$7,885,207	$8,954,842	$9,161,004
Total fixed maturities - AFS	$26,016,208	$26,455,103	$26,544,806	$27,846,920
Fixed maturities - HTM
Due less than one year	$51,818	$53,135	$36,515	$37,580
Due after 1 through 5 years	207,871	220,744	195,121	205,562
Due after 5 through 10 years	325,119	352,538	377,541	420,008
Due after 10 years	1,802,517	2,025,321	1,886,974	2,239,688
	$2,387,325	$2,651,738	$2,496,151	$2,902,838
RMBS – Non-Agency	62,925	67,749	83,205	93,707
CMBS	136,193	150,932	12,751	14,799
Other asset-backed securities	100,551	108,562	222,340	251,460
Total mortgage and asset-backed securities	$299,669	$327,243	$318,296	$359,966
Total fixed maturities - HTM	$2,686,994	$2,978,981	$2,814,447	$3,262,804
____________

(1)
Included in the table above are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments, which are senior to the common and preferred equities of the financial institutions, at their fair value of $281.4 million and $308.5 million at June 30, 2013 and December 31, 2012, respectively. These securities are reflected in the table based on their call date and have net unrealized losses of $17.2 million and $19.1 million at June 30, 2013 and December 31, 2012, respectively.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5. Investments

OTTI Considerations
Under final authoritative accounting guidance, a debt security for which amortized cost exceeds fair value is deemed to be other-than-temporarily impaired if it meets either of the following conditions: (a) the Company intends to sell, or it is more likely than not that the Company will be required to sell, the security before a recovery in value, or (b) the Company does not expect to recover the entire amortized cost basis of the security. Other than in a situation in which the Company has the intent to sell a debt security or more likely than not will be required to sell a debt security, the amount of the OTTI related to a credit loss on the security is recognized in earnings, and the amount of the OTTI related to other factors (e.g., interest rates, market conditions, etc.) is recorded as a component of OCI. The net amount recognized in earnings (“credit loss impairment”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment (“NPV”). The remaining difference between the security's NPV and its fair value is recognized in OCI. Subsequent changes in the fair value of these securities are included in OCI unless a further impairment is deemed to have occurred.
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
Pledged Assets
Certain of the Company's invested assets are held in trust and pledged in support of insurance and reinsurance liabilities as well as credit facilities. Such pledges are largely required by the Company's operating subsidiaries that are “non-admitted” under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. Also, certain deposit liabilities and annuity contracts require the use of pledged assets. At June 30, 2013 and December 31, 2012, the Company had $15.9 billion and $16.9 billion in pledged assets, respectively.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5. Investments

(b) Gross Unrealized Losses
The following is an analysis of how long the AFS and HTM securities at June 30, 2013 and December 31, 2012 had been in a continual unrealized loss position:

	Less than 12 months		Equal to or greater than 12 months
June 30, 2013 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments - AFS
U.S. Government and Government-Related/Supported	$715,162	$(19,021)	$12,062	$(735)
Corporate	2,220,584	(69,327)	457,493	(55,194)
RMBS – Agency	1,879,061	(53,263)	24,389	(1,671)
RMBS – Non-Agency	24,369	(1,199)	256,719	(39,018)
CMBS	275,319	(11,066)	18,786	(3,392)
CDO	—	—	685,761	(48,345)
Other asset-backed securities	273,757	(3,073)	92,997	(10,107)
U.S. States and political subdivisions of the States	398,984	(23,965)	11,241	(760)
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	2,570,547	(84,850)	121,072	(14,196)
Total fixed maturities and short-term investments - AFS	$8,357,783	$(265,764)	$1,680,520	$(173,418)
Total equity securities	$282,531	$(21,907)	$—	$—
Fixed maturities -HTM
Corporate	$51,060	$(2,095)	$715	$(27)
Other asset-backed securities	—	—	1,114	(214)
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	—	10,717	(925)
Total fixed maturities - HTM	$51,060	$(2,095)	$12,546	$(1,166)

	Less than 12 months		Equal to or greater than 12 months
December 31, 2012 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments - AFS
U.S. Government and Government-Related/Supported	$307,879	$(2,847)	$9,951	$(471)
Corporate	476,454	(10,603)	607,796	(68,387)
RMBS – Agency	578,823	(4,541)	11,135	(994)
RMBS – Non-Agency	6,674	(450)	448,555	(76,418)
CMBS	92,899	(666)	23,580	(3,622)
CDO	243	(1)	694,351	(87,155)
Other asset-backed securities	111,431	(531)	93,388	(14,904)
U.S. States and political subdivisions of the States	77,273	(1,407)	12,851	(1,539)
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	355,409	(1,378)	131,884	(6,836)
Total fixed maturities and short-term investments - AFS	$2,007,085	$(22,424)	$2,033,491	$(260,326)
Total equity securities	$615	$(62)	$—	$—
Fixed maturities -HTM
Corporate	$4,568	$(31)	$23,005	$(763)
Other asset-backed securities	1,239	(167)	—	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	—	10,518	(1,720)
Total fixed maturities - HTM	$5,807	$(198)	$33,523	$(2,483)

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5. Investments

The Company had gross unrealized losses totaling $461.1 million on 2,162 securities out of a total of 7,525 held at June 30, 2013 in its AFS portfolio and $3.3 million on 6 securities out of a total of 204 held in its HTM portfolio, which it considers to be temporarily impaired or with respect to which reflects non-credit losses on other-than-temporarily impaired assets. Individual security positions comprising this balance have been evaluated by management to determine the severity of these impairments and whether they should be considered other-than-temporary. Management believes it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost.
Management, in its assessment of whether securities in a gross unrealized loss position are temporarily impaired, as described above, considers the significance of the impairments. At June 30, 2013, the Company had structured credit securities with gross unrealized losses of $12.8 million, which had a fair value of $3.7 million, and a cumulative fair value decline of greater than 50% of amortized cost. All of these securities are mortgage and asset-backed securities. These greater than 50% impaired securities include gross unrealized losses of $0.4 million on non-Agency RMBS, $11.9 million on CDOs and $0.6 million on CMBS holdings.
(c) Net Realized Gains (Losses)
The following represents an analysis of net realized gains (losses) on investments:

Net Realized Gains (Losses) on Investments	Three months ended June 30,		Six months ended June 30,
(U.S. dollars in thousands)	2013	2012	2013	2012
Gross realized gains	$64,865	$53,732	$138,038	$120,621
Gross realized losses on investments sold	(21,508)	(37,932)	(53,534)	(63,054)
OTTI on investments, net of amounts transferred to other comprehensive income	(2,389)	(28,193)	(7,027)	(49,158)
Net realized gains (losses) on investments	$40,968	$(12,393)	$77,477	$8,409
The main components of the net impairment charges of $2.4 million for the three months ended June 30, 2013 were:

▪
$2.0 million for structured securities, principally non-Agency RMBS, where we determined that the likely recovery on these securities was below the carrying value and, accordingly, recorded an impairment of the securities to the discounted value of the cash flows expected to be received on these securities.

▪	$0.4 million related to currency losses.
The following table sets forth the amount of credit loss impairments on fixed income securities held by the Company as of the dates or the periods indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Credit Loss Impairments	Three months ended June 30,		Six months ended June 30,
(U.S. dollars in thousands)	2013	2012	2013	2012
Opening balance at beginning of indicated period	$260,066	$314,805	$268,707	$333,379
Credit loss impairment recognized in the current period on securities not previously impaired	27	4,043	527	5,878
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(55,144)	(36,783)	(61,619)	(53,978)
Credit loss impairments previously recognized on securities impaired to fair value during the period	—	—	—	(12,891)
Additional credit loss impairments recognized in the current period on securities previously impaired	1,996	21,952	4,300	36,882
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(4,083)	(4,297)	(9,053)	(9,550)
Balance at June 30,	$202,862	$299,720	$202,862	$299,720
During the three months ended June 30, 2013 and 2012, the $55.1 million and $36.8 million, respectively, of credit loss impairments previously recognized on securities that matured, or were paid down, prepaid or sold, includes $54.4 million and $17.6 million, respectively, of non-Agency RMBS.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5. Investments

During the six months ended June 30, 2013 and 2012, the $61.6 million and $54.0 million, respectively, of credit loss impairments previously recognized on securities that matured, or were paid down, prepaid or sold, includes $60.2 million and $26.6 million, respectively, of non-Agency RMBS.
(d) Investments in affiliates
Investment Fund Consolidation
In May 2012, the Company invested $25.0 million to obtain an approximate 94% interest in Five Oaks Investment Corp. (“Five Oaks”), a newly formed private investment company. Five Oaks is a mortgage real estate investment trust that is focused on investing in, financing and managing a leveraged portfolio of agency and non-agency residential mortgage-backed securities, residential mortgage loans and other mortgage-related investments. At December 31, 2012, the Company had consolidated Five Oaks, resulting in the recording within its balance sheet of: RMBS securities at their fair value of $81.0 million (amortized cost: $77.3 million) within Fixed maturities, $8.4 million of derivatives, $6.0 million of Cash and cash equivalents, $63.4 million of liabilities related to obligations under repurchase agreements within Other liabilities, and $1.8 million of Non-controlling interest in equity of consolidated subsidiaries. $66.3 million of securities held by Five Oaks and consolidated by the Company were pledged as collateral under the repurchase agreements. The repurchase agreements did not provide the counterparties any recourse to assets of the Company aside from its investment in Five Oaks. Amounts recorded within the Company's consolidated statement of income related to Five Oaks were immaterial during the year ended December 31, 2012.
In March 2013, Five Oaks completed an Initial Public Offering (“IPO”) of approximately 4.0 million of its common shares for gross proceeds of approximately $61.0 million and, concurrently with its IPO, Five Oaks sold to the Company an additional 1.67 million shares for $25.0 million in a private placement. Following these transactions, and the receipt of 8,175 shares distributed to the Company in respect of its investment in Oak Circle Capital Partners LLC (“Oak Circle”), the Company's ownership interest in Five Oaks was reduced to 43.8%, which no longer represented a controlling financial interest. Accordingly, the Five Oaks investment was deconsolidated by the Company at the closing date of the Five Oaks IPO. The investment is accounted for under the equity method and carried as a strategic operating affiliate at June 30, 2013. We generally record the income related to strategic operating affiliates on a three-month lag based upon the availability of the information provided by the investees. A loss of $1.5 million was recorded upon deconsolidation within Realized investment gains (losses) based upon the difference between the fair value of the Company's retained interest in Five Oaks subsequent to the additional share sales and the Company's carrying value of Five Oaks' net assets at the closing date of the Five Oaks IPO. In addition, in September 2012 the Company received warrants that were priced at the time of the IPO. The warrants allow the Company to purchase an additional 3.125 million shares at $15.75 per share, which would result in a total additional investment of $49.2 million by the Company should it exercise the warrants in full in the future. The warrants expire in September 2019.
In March 2012, the Company purchased an equity interest in Oak Circle, the investment management company that provides portfolio management and other administrative services to Five Oaks. The Company's investment in Oak Circle is included in investment manager affiliates.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6. Derivative Instruments

The Company enters into derivative instruments for both risk management and investment purposes. The Company is exposed to potential loss from various market risks, and manages its market risks based on guidelines established by management and the Risk and Finance Committee of the Company's Board of Directors. The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value, with the changes in fair value of derivatives shown in the consolidated statement of income as “Net realized and unrealized gains (losses) on derivative instruments” unless the derivatives are designated as hedging instruments. The accounting for derivatives that are designated as hedging instruments is described in Item 8, Note 2(h), “Significant Accounting Policies - Derivative Instruments,” to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
The following table summarizes information on the location and gross amounts of derivative fair values contained in the consolidated balance sheet at June 30, 2013 and December 31, 2012:

	June 30, 2013				December 31, 2012
(U.S. dollars in thousands)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$1,914,366	$14,563	$1,483,052	$3,336	$670,751	$12,511	$2,382,507	$23,715
Total derivatives designated as hedging instruments	$1,914,366	$14,563	$1,483,052	$3,336	$670,751	$12,511	$2,382,507	$23,715
Derivatives not designated as hedging instruments:
Investment Related Derivatives:
Interest rate exposure	$380,930	$3,249	$5,417	$—	$45,604	$2,060	$26,139	$253
Foreign exchange exposure	32,120	452	31,928	1,487	33,007	226	54,449	1,790
Credit exposure	10,310	97	392,710	14,931	25,000	486	436,959	15,472
Financial market exposure	56,687	1,313	14,882	—	72,597	9,559	16,910	—
Financial Operations Derivatives: (2)
Credit exposure	—	—	43,998	—	—	—	46,903	—
Other Non-Investment Derivatives:
Guaranteed minimum income benefit contract	—	—	57,432	19,394	—	—	69,051	25,396
Modified coinsurance funds withheld contract	72,947	—	—	—	76,975	—	—	—
Total derivatives not designated as hedging instruments	$552,994	$5,111	$546,367	$35,812	$253,183	$12,331	$650,411	$42,911
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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6. Derivative Instruments

The following table summarizes information on the gross and net amounts of derivative fair values and associated collateral received related to derivative assets or paid relating to derivative liabilities contained in the consolidated balance sheet at June 30, 2013 and December 31, 2012:

				Gross Amounts Not Offset in the Balance Sheet
June 30, 2013 (U.S. dollars in thousands)	Gross Amounts Recognized in Balance Sheet	Gross Amounts Offset in the Balance Sheet	Net Amounts in the Balance Sheet	Financial Instruments	Cash Collateral	Net Amounts
Derivative Assets	$19,674	$1,827	$17,847	$—	$—	$17,847
Derivative Liabilities	$39,148	$1,827	$37,321	$—	$1,730	$35,591

December 31, 2012 (U.S. dollars in thousands)
Derivative Assets	$24,842	$1,327	$23,515	$—	$—	$23,515
Derivative Liabilities	$66,626	$1,327	$65,299	$—	$12,130	$53,169
Derivative instruments in an asset or liability position are included within Other assets or Other liabilities, respectively, in the balance sheet on a net basis where the Company has both a legal right of offset and the intentions to settle the contracts on a net basis. The Company often enters into different types of derivative contracts with a single counterparty and these contracts are covered under netting agreements. At June 30, 2013 and December 31, 2012, the Company paid cash collateral related to certain derivative positions of $1.7 million and $12.1 million, respectively. The assets related to the net collateral paid were recorded as Other assets within the balance sheet as the collateral and derivative positions are not intended to be settled on a net basis.
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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6. Derivative Instruments

The following table provides the total impact on earnings relating to derivative instruments formally designated as fair value hedges along with the impacts of the related hedged items for the three and six months ended June 30, 2013 and 2012:

		Hedged Items - Amount of Gain/(Loss) Recognized in Income Attributable to Risk
Derivatives Designated as Fair Value Hedges: Three Months Ended June 30, 2013 (U.S. dollars in thousands)	Gain/(Loss) Recognized in Income on Derivative	Deposit Liabilities	Fixed Maturity Investments	Ineffective Portion of Hedging Relationship - Gain/(Loss)
Interest rate exposure	$—
Foreign exchange exposure	(5,002)
Total	$(5,002)	$—	$4,496	$(506)

Three Months Ended June 30, 2012
(U.S. dollars in thousands)
Interest rate exposure	$7,270
Foreign exchange exposure	7,297
Total	$14,567	$(9,789)	$(6,972)	$(2,194)

Six Months Ended June 30, 2013
(U.S. dollars in thousands)
Interest rate exposure	$—
Foreign exchange exposure	25,243
Total	$25,243	$—	$(24,274)	$969

Six Months Ended June 30, 2012
(U.S. dollars in thousands)
Interest rate exposure	$1,813
Foreign exchange exposure	(7,803)
Total	$(5,990)	$(6,182)	$7,539	$(4,633)
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
The periodic coupon settlements resulted in decreases to Interest expense of $2.5 million and $4.9 million for the three and six months ended June 30, 2012, respectively. There were no periodic coupon settlements in the three and six months ended June 30, 2013.
Settlement of Fair Value Hedges
A summary of the fair value hedges that have been settled and their impact on results during the three and six months ended June 30, 2013 and 2012 is shown below:

Settlement of Fair Value Hedges - Summary	Fair Value Hedges - Notes Payable and Debt June 30,		Fair Value Hedges - Deposit Liabilities June 30,
(U.S. dollars in thousands, except years)	2013	2012	2013	2012
Cumulative reduction to interest expense	$16,903	$12,996	$29,257	$12,763
Remaining balance	$4,721	$8,628	$203,938	$136,722
Weighted average years remaining to maturity	1.2	2.2	24.2	32.4

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6. Derivative Instruments

(b) Derivative Instruments Designated as Hedges of the Net Investment in a Foreign Operation
The Company utilizes foreign exchange contracts to hedge the fair value of certain net investments in foreign operations. During the three and six months ended June 30, 2013 and 2012, the Company entered into foreign exchange contracts that were formally designated as hedges of investments in foreign subsidiaries, the majority of which have functional currencies of either U.K. sterling or the Euro. There was no ineffectiveness in these transactions.
The following table provides the weighted average U.S. dollar equivalent of foreign denominated net assets that were hedged and the resultant gain (loss) that was recorded in the cumulative translation adjustment account within AOCI for the three and six months ended June 30, 2013 and 2012:

Derivative Instruments Designated as Hedges of the Net Investment in a Foreign Operation - Summary	Three months ended June 30,		Six months ended June 30,
(U.S. dollars in thousands)	2013	2012	2013	2012
Weighted average of U.S. dollar equivalent of foreign denominated net assets	$2,588,385	$1,872,407	$2,566,103	$1,882,904
Derivative gains (losses) (1)	$(6,135)	$56,777	$54,479	$18,905
____________

(1)
Derivative gains (losses) from derivative instruments designated as hedges of the net investment in a foreign operation are recorded in the cumulative translation adjustment account within AOCI for each period.

(c) Derivative Instruments Not Formally Designated As Hedging Instruments
The following table provides the total impact on earnings relating to derivative instruments not formally designated as hedging instruments under authoritative accounting guidance and from the ineffective portion of fair value hedges. The impacts are all recorded through Net realized and unrealized gains (losses) on derivatives in the income statement for the three and six months ended June 30, 2013 and 2012:

Net Realized and Unrealized Gains (Losses) on Derivative Instruments	Three months ended June 30,		Six months ended June 30,
(U.S. dollars in thousands)	2013	2012	2013	2012
Investment Related Derivatives:
Interest rate exposure	$288	$(83)	$488	$617
Foreign exchange exposure	(2,690)	683	(4,288)	329
Credit exposure	(1,178)	6,323	(1,994)	2,624
Financial market exposure	(2,736)	(5,970)	2,617	(2,025)
Financial Operations Derivatives:
Credit exposure	1,087	—	1,329	143
Other Non-Investment Derivatives:
Guaranteed minimum income benefit contract	2,306	(929)	6,003	1,086
Modified coinsurance funds withheld contract	(1,676)	(2,131)	(2,344)	(1,739)
Total derivatives not designated as hedging instruments	$(4,599)	$(2,107)	$1,811	$1,035
Amount of gain (loss) recognized in income from ineffective portion of fair value hedges	(506)	(2,194)	969	(4,633)
Net realized and unrealized gains (losses) on derivative instruments	$(5,105)	$(4,301)	$2,780	$(3,598)
The Company’s objectives in using these derivatives are explained below.
(d)(i) Investment Related Derivatives
The Company, either directly or through its investment managers, may use derivative instruments within its investment portfolio, including interest rate swaps, inflation swaps, commodity contracts, credit derivatives (single name and index credit default swaps), options, forward contracts and financial futures (foreign exchange, bond and stock index futures), primarily as a means of economically hedging exposures to interest rate, credit spread, equity price changes and foreign currency risk or, in limited instances, for investment purposes. The Company is exposed to credit risk in the event of non-performance by the counterparties under any swap contracts, although the Company generally seeks to use credit support arrangements with counterparties to help manage this risk.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6. Derivative Instruments

Investment Related Derivatives – Interest Rate Exposure
The Company utilizes risk management and overlay strategies that incorporate the use of derivative financial instruments, primarily to manage its fixed income portfolio duration and net economic exposure to interest rate risks, including exposure associated with assets and liabilities related to certain legacy other financial lines and structured indemnity transactions. The Company also uses interest rate swaps to convert certain liabilities from a fixed rate to a variable rate of interest and may also use them to convert a variable rate of interest from one basis to another.
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
In addition, certain of the Company's investment managers may, subject to investment guidelines, enter into forward contracts.
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
(d)(ii) Financial Operations Derivatives - Credit Exposure
At June 30, 2013 and December 31, 2012, the Company held one credit derivative exposure, which was written as part of the Company's previous financial lines business and is outside of the Company's investment portfolio. This is a European project finance loan participation that benefits from an 80% deficiency guarantee from the German state and federal governments. An aggregate summary of the credit derivative exposure at June 30, 2013 and December 31, 2012 is as follows:

Financial Operations Derivatives - Credit Exposure Summary: (U.S. dollars in thousands, except term to maturity)	June 30, 2013	December 31, 2012
Principal outstanding	$41,690	$44,281
Interest outstanding	2,308	2,622
Aggregate outstanding exposure	$43,998	$46,903
Total liability recorded	$—	$—
Weighted average contractual term to maturity	4.3 years	4.7 years
Underlying obligations credit rating	BB	BB
At June 30, 2013 and December 31, 2012, there was no reported event of default on this obligation. Credit derivatives are recorded at fair value based upon prices received from the investment bank counterparty and corroborated by using models developed by the Company. Although the Company does not have access to the specific unobservable inputs that may have been used in the value provided by the counterparty, it expects that the significant inputs considered would include changes in interest rates, future default rates, credit spreads, changes in credit quality, future expected recovery rates and other market factors. The change resulting from movements in credit and credit quality spreads is unrealized as the credit derivative is not traded to realize this resultant value.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6. Derivative Instruments

(d)(iii) Other Non-Investment Derivatives
The Company also has derivatives embedded in certain reinsurance contracts. For a certain life reinsurance contract, the Company pays the ceding company a fixed amount equal to the estimated present value of the excess of the guaranteed benefit over the account balance upon the policyholder's election to take the income benefit. The fair value of this derivative is determined based on the present value of expected cash flows. In addition, the Company has modified coinsurance and funds withheld reinsurance agreements that provide for a return based on a portfolio of fixed income securities. As such, the agreements contain embedded derivatives. The embedded derivative is bifurcated from the funds withheld balance and recorded at fair value with changes in fair value recognized in earnings through Net realized and unrealized gains (losses) on derivative instruments.
(e) Contingent Credit Features
Certain derivative agreements entered into by the Company or its subsidiaries contain rating downgrade provisions that permit early termination of the agreement by the counterparty if collateral is not posted following failure to maintain certain credit ratings from one or more of the principal credit rating agencies. If the Company were required to early terminate such agreements due to a rating downgrade, it could potentially be in a net liability position at the time of settlement. The aggregate fair value of all derivative agreements containing such rating downgrade provisions that were in a liability position and the collateral posted under any of these agreements as of June 30, 2013 and December 31, 2012 were as follows:

Contingent Credit Features - Summary: (U.S. dollars in thousands)	June 30, 2013	December 31, 2012
Aggregate fair value of derivative agreements with downgrade provisions in a net liability position	$10,562	$20,366
Collateral posted to counterparty	$80	$5,490

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
During the three months ended June 30, 2013, the Company purchased and canceled 4.8 million ordinary shares for $150.0 million at an average price of $30.97 per share.
During the six months ended June 30, 2013, the Company purchased and canceled 12.9 million shares for $373.3 million at an average price of $29.05 per share. At June 30, 2013, $575.0 million remained available for purchase under the February 2013 Program.
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
During the six months ended June 30, 2013, the Company granted approximately 1.0 million stock options with a weighted-average grant date fair value of $8.34 per option. The fair value of the options issued was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

Dividend yield	2.00%
Risk free interest rate	1.14%
Volatility	37.0%
Expected lives	6.0 years
During the six months ended June 30, 2013, the Company granted approximately 0.2 million restricted stock awards to certain employees and directors of the Company and its subsidiaries with an aggregate grant date fair value of approximately $5.3 million. The award recipients generally have the rights and privileges of a shareholder as to the restricted stock, including the right to receive dividends contingent upon the vesting of the restricted stock and the right to vote such restricted stock. The recipients are not entitled to receive delivery of a stock certificate prior to vesting nor may any restricted stock be sold, transferred, pledged, or otherwise disposed of prior to the satisfaction of all vesting requirements.
During the six months ended June 30, 2013, the Company granted approximately 1.7 million restricted stock units to certain employees of the Company and its subsidiaries with an aggregate grant date fair value of approximately $48.9 million. Each restricted stock unit represents the Company's obligation to deliver to the holder one ordinary share upon satisfaction of the three years vesting term. Restricted stock units are granted at the closing market price on the day of grant and entitle the holder to receive dividends declared and paid in the form of additional ordinary shares contingent upon vesting.
During the six months ended June 30, 2013, the Company granted approximately 0.7 million performance units (representing a potential maximum share payout of approximately 1.4 million ordinary shares) to certain employees with an aggregate grant date fair value of approximately $17.6 million. The performance units vest after three years, subject to the

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
7. Share Capital

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
All outstanding debt of the Company at June 30, 2013 and December 31, 2012 was issued by XLIT Ltd. (“XL-Cayman”), a 100% owned subsidiary of XL-Ireland and the only direct subsidiary thereof. XL-Ireland does not have significant assets or operations independent of XL-Cayman. XL-Cayman's outstanding debt is fully and unconditionally guaranteed by XL-Ireland. The ability of XL-Cayman, like that of the Company, to obtain funds from its subsidiaries to satisfy any of its obligations under guarantees is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the Company operates, including, among others, Bermuda, the United States, Ireland, Switzerland and the United Kingdom. For details of the required statutory capital and surplus for the principal operating subsidiaries of the Company, see Item 8, Note 23, “Statutory Financial Data,” to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
The Company was in compliance with all covenants by significant margins at June 30, 2013, and the Company currently remains in compliance with all covenants.
(b) Letter of Credit Facilities and Other Sources of Collateral
The Company has several letter of credit and revolving credit facilities provided on a syndicated and bilateral basis from commercial banks. These facilities are utilized primarily to support non-admitted insurance and reinsurance operations in the United States and capital requirements at Lloyd's. The Company's letter of credit facilities and revolving credit facilities at June 30, 2013 and December 31, 2012 were as follows:

Letter of Credit Summary: (U.S. dollars in thousands except percentages)	June 30, 2013 (1)	December 31, 2012 (1)
Revolving credit facility (2)	$1,000,000	$1,000,000
Available letter of credit facilities - commitments (3)	$4,275,000	$4,000,000
Available letter of credit facilities - in use	$1,891,969	$1,757,250
Collateralized by certain assets of the Company’s investment portfolio	85.5%	93.3%
____________

(1)	At June 30, 2013, there were six available letter of credit facilities; at December 31, 2012, there were five available letter of credit facilities.

(2)
At June 30, 2013 and December 31, 2012, the revolving credit available under the December 2011 Credit Agreements (defined below) was unutilized. The credit agreement with Citicorp USA, Inc., as administrative agent and issuing lender, and the lenders party thereto, as amended (the "2013 Credit Agreement"), provides for issuance of letters of credit and revolving credit loans up to $275 million. At June 30, 2013, $275 million of letters of credit were issued under the 2013 Credit Agreement and therefore such amount is not included here.

(3)
The Company has the option to increase the size of the March 2011 Credit Agreement by an additional $500 million, the size of the facilities under the December 2011 Credit Agreements by an additional $500 million across both such facilities and the maximum amount of the letters of credit and revolving credit loans available under the 2013 Credit Agreement, with the lender's and issuing lender's consent.

For details regarding the March 2011 Credit Agreement and the December 2011 Credit Agreements see Item 8, Note 13(b), “Notes Payable and Debt and Financing Arrangements - Letter of Credit Facilities and Other Sources of Collateral,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. For details regarding the 2013 Credit Agreement, see Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” herein.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. Related Party Transactions
At June 30, 2013 and 2012, the Company owned minority stakes in five and four, respectively, independent investment management companies (“Investment Manager Affiliates”) that are actively managing client capital and seeking growth opportunities. The Company seeks to develop relationships with specialty investment management organizations, generally acquiring an equity interest in the business. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates and through these funds and partnerships pays management and performance fees to the Company's Investment Manager Affiliates. See Note 5(d), "Investments - Investment in Affiliates,” included herein, for further information.
In the normal course of business, the Company enters into reinsurance contracts with certain of its other strategic affiliates, or their subsidiaries. During the three and six months ended June 30, 2013 and 2012, these contracts resulted in reported net premiums written, net reported claims and reported acquisition costs as summarized below. Management believes that these transactions are conducted at market rates consistent with negotiated arms-length contracts.

(U.S. dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Reported net premiums written	$11,420	$10,972	$24,007	$27,561
Net losses and loss expenses incurred	$6,117	$7,728	$11,766	$15,851
Reported acquisition costs	$5,355	$6,415	$10,685	$13,202

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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands, except per share amounts)	2013	2012	2013	2012

Basic earnings per ordinary share & ordinary share equivalents outstanding:
Net income (loss) attributable to ordinary shareholders	$272,698	$221,154	$623,487	$397,782
Weighted average ordinary shares outstanding - basic	289,513	309,765	292,277	312,442
Basic earnings per ordinary share & ordinary share equivalents outstanding	$0.94	$0.71	$2.13	$1.27

Diluted earnings per ordinary share & ordinary share equivalents outstanding:
Weighted average ordinary shares outstanding - basic	289,513	309,765	292,277	312,442
Impact of share-based compensation and certain conversion features	4,820	2,670	4,767	2,568
Weighted average ordinary shares outstanding - diluted	294,333	312,435	297,044	315,010
Diluted earnings per ordinary share & ordinary share equivalents outstanding	$0.93	$0.71	$2.10	$1.26
Dividends per ordinary share	$0.14	$0.11	$0.28	$0.22
For the three months ended June 30, 2013 and 2012, and for the six months ended June 30, 2013 and 2012, ordinary shares available for issuance under share-based compensation plans of 6.0 million and 8.8 million, and 6.3 million and 9.0 million, respectively, were not included in the calculation of diluted earnings per share because the assumed exercise or issuance of such shares would be anti-dilutive.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Commitments and Contingencies
(a) Financial Guarantee Exposures

Financial Guarantee Exposure Summary (U.S. dollars in thousands except number of contracts and term to maturity)	June 30, 2013	December 31, 2012
Opening number of financial guarantee contracts	4	4
Number of financial guarantee contracts matured, prepaid or commuted during the period	—	—
Closing number of financial guarantee contracts	4	4
Principal outstanding	$115,464	$115,464
Interest outstanding	$—	$—
Aggregate exposure outstanding	$115,464	$115,464
Total gross claim liability recorded	$1,399	$1,399
Total unearned premiums and fees recorded	$206	$279
Weighted average contractual term to maturity in years	24.9	25.4
The Company's outstanding financial guarantee contracts at June 30, 2013 provide credit support for a variety of collateral types with the exposures comprised of (i) a $108.3 million notional financial guarantee on three notes backed by zero coupon long dated bonds and bank perpetual securities, including some issued by European financials; and (ii) a $7.2 million notional financial guarantee relating to future scheduled repayments on a government-subsidized housing project. At June 30, 2013, there were no reported events of default on these obligations.
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
Legal actions are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions other than claims proceedings, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company's financial position or liquidity at June 30, 2013.
If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company's assessment at June 30, 2013, no such disclosures are considered necessary.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. Accumulated Other Comprehensive Income (Loss)
The changes in AOCI, net of tax, by component for the three months ended June 30, 2013 are as follows:

Three months ended June 30, 2013 (U.S. dollars in thousands)	Unrealized Gains (Losses) on Investments (1)	OTTI Losses Recognized in AOCI	Foreign Currency Translation Adjustments	Underfunded Pension Liability	Cash Flow Hedge	Total
Balance, beginning of period, net of tax	$1,481,175	$(116,189)	$65,470	$(27,121)	$1,784	$1,405,119
OCI before reclassifications (1)	(701,365)	—	(23,715)	(90)	—	(725,170)
Amounts reclassified from AOCI	(55,408)	14,440	—	—	110	(40,858)
Tax (benefit) expense	71,671	(2)	—	—	—	71,669
Net current period OCI - net of tax	(685,102)	14,438	(23,715)	(90)	110	(694,359)
Balance, end of period, net of tax	$796,073	$(101,751)	$41,755	$(27,211)	$1,894	$710,760
____________

(1)	Amounts are net of cumulative adjustments recorded to the value of future policy benefit reserves of $32.9 million. These amounts were recorded during the three months ended June 30, 2013.
The changes in AOCI, net of tax, by component for the six months ended June 30, 2013 are as follows:

Six months ended June 30, 2013 (U.S. dollars in thousands)	Unrealized Gains (Losses) on Investments (1)	OTTI Losses Recognized in AOCI	Foreign Currency Translation Adjustments	Underfunded Pension Liability	Cash Flow Hedge	Total
Balance, beginning of period, net of tax	$1,597,832	$(121,371)	$69,391	$(27,506)	$1,674	$1,520,020
OCI before reclassifications (1)	(789,053)	—	(27,636)	295	—	(816,394)
Amounts reclassified from AOCI	(97,103)	19,625	—	—	220	(77,258)
Tax (benefit) expense	84,397	(5)	—	—	—	84,392
Net current period OCI - net of tax	(801,759)	19,620	(27,636)	295	220	(809,260)
Balance, end of period, net of tax	$796,073	$(101,751)	$41,755	$(27,211)	$1,894	$710,760
____________

(1)	Amounts are net of cumulative adjustments recorded to the value of future policy benefit reserves of $32.9 million. These amounts were recorded during the three months ended June 30, 2013.
The reclassifications out of AOCI along with the associated income statement line items affected by component, and the total related tax (expense) benefit for the three and six months ended June 30, 2013 and 2012 are as follows:

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Gross Amount Reclassified From AOCI
Details About AOCI Components (U.S. dollars in thousands)	Three months ended June 30, 2013	Six months ended June 30, 2013	Affected Line Item in the Statement of Income
Unrealized gains and losses on investments:
	$(56,969)	$(102,391)	Net realized gains (losses) on investments sold
	1,561	5,288	OTTI on investments
	$(55,408)	$(97,103)	Total before tax
	(3,560)	(3,286)	Provision (benefit) for income tax
	$(58,968)	$(100,389)	Net of tax
OTTI losses recognized in OCI:
	$13,612	$17,887	Net realized gains (losses) on investments sold
	828	1,738	OTTI on investments transferred to (from) OCI
	$14,440	$19,625	Total before tax
	(2)	(5)	Provision (benefit) for income tax
	$14,438	$19,620	Net of tax
Gains and losses on cash flow hedges:
Interest rate contracts	$110	$220	Interest Expense
	—	—	Provision (benefit) for income tax
	$110	$220	Net of tax

Total reclassifications for the period, gross of tax	$(40,858)	$(77,258)
Tax (benefit) expense	(3,562)	(3,291)
Total reclassifications for the period, net of tax	$(44,420)	$(80,549)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
This “Management's Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that involve inherent risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. These statements are based upon current plans, estimates and expectations. Actual results may differ materially from those projected in such forward-looking statements and, therefore, undue reliance should not be placed on them. See “Cautionary Note Regarding Forward-Looking Statements” for a list of additional factors that could cause actual results to differ materially from those contained in any forward-looking statement, as well as Item 1, “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
RESULTS OF OPERATIONS AND KEY FINANCIAL MEASURES
Results of Operations
The following table presents an analysis of our net income (loss) attributable to ordinary shareholders and other financial measures (described below) for the three and six months ended June 30, 2013 and 2012:

(U.S. dollars in thousands, except share and per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income (loss) attributable to ordinary shareholders	$272,698	$221,154	$623,487	$397,782
Earnings (loss) per ordinary share – basic	$0.94	$0.71	$2.13	$1.27
Earnings (loss) per ordinary share – diluted	$0.93	$0.71	$2.10	$1.26
Weighted average number of ordinary shares and ordinary share equivalents, in thousands – basic	289,513	309,765	292,277	312,442
Weighted average number of ordinary shares and ordinary share equivalents, in thousands – diluted	294,333	312,435	297,044	315,010

Key Financial Measures
The following are some of the financial measures management considers important in evaluating our operating performance:

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
(U.S. dollars in thousands, except ratios and per share amounts)	2013	2012	2013 to 2012	2013	2012	2013 to 2012
Underwriting profit (loss) - P&C operations	$92,124	$129,372	(28.8)%	$272,712	$192,610	41.6%
Combined ratio - P&C operations	93.8%	90.8%	3.0pts	90.8%	93.0%	(2.2)pts
Net investment income - P&C operations	$161,954	$187,985	(13.8)%	$336,734	$378,201	(11.0)%
Operating net income	$221,591	$221,944	(0.2)%	$501,458	$387,175	29.5%
Operating net income per share	$0.75	$0.71	$0.04	$1.69	$1.23	$0.46
Annualized return on average ordinary shareholders’ equity	10.7%	9.0%	1.7pts	12.2%	8.3%	3.9pts
Annualized operating return on average ordinary shareholders’ equity	8.7%	9.1%	(0.4)pts	9.8%	8.0%	1.8pts
Annualized operating return on average ordinary shareholders’ equity excluding unrealized gains and losses on investments	9.7%	9.9%	(0.2)pts	11.0%	8.7%	2.3pts

(U.S. dollars)	June 30, 2013	March 31, 2013	Change (Three Months)	June 30, 2013	December 31, 2012	Change (Six Months)
Book value per ordinary share	$34.41	$35.93	$(1.52)	$34.41	$35.18	$(0.77)
Fully diluted tangible book value per ordinary share	$32.45	$34.05	$(1.60)	$32.45	$33.35	$(0.90)
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
In the following discussion as well as in the “Income Statement Analysis” section, the following ratios are used to explain the underwriting profit (loss) from our P&C operations:

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
Our underwriting profit (loss) in the three and six months ended June 30, 2013 was consistent with the combined ratio, discussed below.

Combined ratio - P&C operations
Our combined ratio of 93.8% for the three months ended June 30, 2013 was higher than the 90.8% combined ratio in the same period of 2012, due to an increase in the loss and loss expense ratio partially offset by a marginal decrease in the underwriting expense ratio. The loss and loss expense ratio increased primarily as a result of higher levels of natural catastrophe losses as compared to 2012. The underwriting expense ratio decreased since operating expenses remained relatively flat while net earned premium increased 6.2% compared to the same period of 2012.
Our combined ratio of 90.8% for the six months ended June 30, 2013 was lower than the 93.0% combined ratio in the same period of 2012, due to a decrease in both the loss and loss expense ratio and the underwriting expense ratio. The loss and loss expense ratio decreased primarily as a result of lower levels of attritional and large non-catastrophe losses as compared to 2012, partially offset by higher levels of natural catastrophe losses in 2013. The underwriting expense ratio decreased since operating expenses remaining relatively flat while net premium earned increased 7.0% during six months ended June 30, 2013 as compared to the same period of 2012. For further information on our combined ratio, see “Income Statement Analysis” below.
Net investment income - P&C operations
Net investment income related to P&C operations, which includes interest and dividend income together with the amortization of premium and discount on fixed maturities and short-term investments, net of related investment expenses, is an important measure that affects our overall profitability. Our largest liability relates to our unpaid loss reserves, and our investment portfolio provides liquidity for claims settlements of these reserves as they become due. As a result, a significant part of the investment portfolio is invested in fixed income securities. Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates and credit spreads, foreign exchange rates and changes in overall asset allocation. See the segment results at “Investment Activities” below for a discussion of our net investment income for the three and six months ended June 30, 2013.
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
Operating net income per share is derived from the non-GAAP operating net income measure by dividing operating net income by the weighted average number of ordinary shares and ordinary share equivalents outstanding for each period combined with the impact from dilution of share-based compensation and certain conversion features where dilutive.
Annualized return on average ordinary shareholders' equity (“ROE”)
ROE is another non-GAAP financial measure that we consider important in evaluating our operating performance and view as a key measure of return generated for ordinary shareholders. ROE is calculated by dividing the net income (loss) attributable to ordinary shareholders for any period by the average of the opening and closing Shareholders' equity attributable to XL-Ireland. We establish minimum target ROEs for our total operations, segments and lines of business. If our minimum ROE targets over the longer term are not met with respect to any line of business, we seek to modify and/or exit this line. In addition, among other factors, compensation of our senior officers is dependent on the achievement of our performance goals to enhance ordinary shareholder value as measured by ROE (adjusted for certain items considered to be “non-operating” in nature).
For the three months ended June 30, 2013, ROE was 10.7%, 1.7 percentage points higher than in the same period of 2012 when it was 9.0%. The increase is due to improved net income attributable to ordinary shareholders in the current quarter, including higher affiliate earnings and net realized gains on investments than in the prior year quarter.

For the six months ended June 30, 2013, ROE was 12.2%, 3.9 percentage points higher than the same period of 2012 when it was 8.3%. The increase is primarily due to improved underwriting results in the period, combined with higher affiliate earnings and net realized gains on investments and derivatives than in the prior year period.
Annualized operating return on average ordinary shareholders' equity (“Operating ROE”)
Operating ROE is another non-GAAP financial measure that we consider important in evaluating our operating performance. Operating ROE is derived by dividing non-GAAP operating net income for any period by the average of the opening and closing ordinary shareholders' equity.
For the three months ended June 30, 2013, Operating ROE was 8.7%, which was 0.4 percentage points lower than the same period in 2012 when it was 9.1%. The decrease was due to higher average shareholders' equity in the three months ended June 30, 2013 while operating net income was relatively flat at $221.6 million and $221.9 million for the three months ended June 30, 2013 and 2012, respectively.
For the six months ended June 30, 2013, Operating ROE was 9.8%, which was 1.8 percentage points higher than the same period in 2012 when it was 8.0%. This was the result of the higher operating net income in 2013 due to the factors discussed above as part of ROE and as further discussed under “Significant Items Affecting the Results of Operations.”
A reconciliation of Net income (loss) attributable to ordinary shareholders to operating net income (loss) is provided at “Reconciliation of Non-GAAP Measures” included below.
Annualized operating return on average ordinary shareholders' equity excluding unrealized gains and losses on investments (“Operating ROE ex-UGL”)
Operating ROE ex-UGL is an additional measure of our profitability that eliminates the impacts of mark to market fluctuations on our investment portfolio that have not been realized through sales, which we believe provides a consistent measure of our performance. Operating ROE ex-UGL is derived from the non-GAAP operating net income measure by dividing non-GAAP operating net income for any period by the average of the opening and closing ordinary shareholders' equity excluding unrealized gains and losses on investments.
For the three months ended June 30, 2013, Operating ROE ex-UGL was 9.7%, which was 0.2 percentage points lower than in the same period in 2012 when it was 9.9%. This was the result of the factors discussed above as part of Operating ROE and the impact of significant negative mark to market movements on our investment portfolio as further discussed under “Significant Items Affecting the Results of Operations.”
For the six months ended June 30, 2013, Operating ROE ex-UGL was 11.0%, which was 2.3 percentage points higher than in the same period in 2012 when it was 8.7%. This was the result of the higher operating net income in 2013 due to the factors discussed above as part of ROE.
Book value per ordinary share
We view the change in our book value per ordinary share as an additional measure of our performance, representing the value generated for our ordinary shareholders each period, and we believe that this measure (along with the diluted measures described below) is a key driver of our share price over time. Book value per ordinary share, a non-GAAP financial measure, is calculated by dividing ordinary shareholders' equity (total shareholders' equity less non-controlling interest in equity of consolidated subsidiaries) by the number of outstanding ordinary shares at the applicable period end. Book value per ordinary share is affected primarily by net income (loss), by any changes in the net unrealized gains and losses on our investment portfolio, by currency translation adjustments and by the impact of any share buyback or issuance activity. Ordinary shareholders' equity was $9.9 billion and $10.5 billion and the number of ordinary shares outstanding was 287.5 million and 298.7 million at June 30, 2013 and December 31, 2012, respectively. Ordinary shares outstanding include all ordinary shares legally issued and outstanding (as disclosed on the face of the balance sheet) as well as all director share units outstanding.
At June 30, 2013, book value per ordinary share was $34.41, a decrease of $1.52 and $0.77 in the three and six months ended June 30, 2013 from the amounts as of March 31, 2013 and December 31, 2012, when they were $35.93 and $35.18, respectively. The decreases in both periods were primarily due to decreases in net unrealized gains on investments and the payment of dividends to ordinary shareholders, partially offset by net income attributable to ordinary shareholders combined with the benefit of share buyback activity.
Fully diluted tangible book value per ordinary share
Fully diluted tangible book value per ordinary share is a non-GAAP financial measure and is calculated by dividing ordinary shareholders' equity excluding intangible assets (as disclosed on the face of the balance sheet) by the number of outstanding ordinary shares at any period end combined with the impact from dilution of share-based compensation and certain conversion features where dilutive. At June 30, 2013, tangible book value per ordinary share was $32.45, a decrease of $1.60 and $0.90 in the three and six months ended June 30, 2013 from the amounts as of March 31, 2013 and December 31, 2012, when they were $34.05 and $33.35, respectively. The fully diluted tangible book value per ordinary share increase was a result of the factors noted above.
RECONCILIATION OF NON-GAAP MEASURES
The following is a reconciliation of net income (loss) attributable to ordinary shareholders to operating net income (loss) and also includes the calculation of return on average ordinary shareholders' equity (based on operating net income (loss)) for the three and six months ended June 30, 2013 and 2012:

(U.S. dollars in thousands, except share and per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income (loss) attributable to ordinary shareholders	$272,698	$221,154	$623,487	$397,782
Net realized (gains) losses on investments, net of tax	(44,530)	11,420	(80,768)	(9,041)
Net realized and unrealized (gains) losses on derivatives, net of tax	5,105	4,300	(2,780)	3,602
Net realized and unrealized (gains) losses on investments and derivatives related to the Company's insurance company affiliates	(75)	4	(255)	(36)
Foreign exchange (gains) losses, net of tax	(11,607)	(14,934)	(38,226)	(5,132)
Operating net income (loss)	$221,591	$221,944	$501,458	$387,175
Per ordinary share results:
Net income (loss) attributable to ordinary shareholders	$0.93	$0.71	$2.10	$1.26
Operating net income (loss)	$0.75	$0.71	$1.69	$1.23
Weighted average ordinary shares outstanding, in thousands:
Basic	289,513	309,765	292,277	312,442
Diluted - Net income	294,333	312,435	297,044	315,010
Diluted - Operating net income	294,333	312,435	297,044	315,010
Return on ordinary shareholders' equity:
Closing ordinary shareholders' equity (at period end)	$9,892,570	$9,867,816	$9,892,570	$9,867,816
Unrealized (gain) loss on investments, net of tax	$(727,116)	$(886,254)	$(727,116)	$(886,254)
Average ordinary shareholders' equity for the period excluding unrealized gains and losses on investments	$9,143,915	$8,965,003	$9,099,539	$8,935,713
Average ordinary shareholders' equity for the period	$10,189,962	$9,788,925	$10,201,324	$9,639,738
Operating net income (loss)	$221,591	$221,944	$501,458	$387,175
Annualized operating net income (loss)	$886,364	$887,776	$1,002,916	$774,350
Operating ROE	8.7%	9.1%	9.8%	8.0%
Operating ROE ex-UGL	9.7%	9.9%	11.0%	8.7%
SIGNIFICANT ITEMS AFFECTING THE RESULTS OF OPERATIONS
The Company’s net income and other financial measures as shown above for the three and six months ended June 30, 2013 have been affected by, among other things, the following significant items:
1)       The impact of significant large loss events;
2)       The current underwriting environment; and
3)       Market movement impacts on the Company’s investment portfolio.
1) The impact of significant large loss events
In the three months ended June 30, 2013 and 2012 we had a P&C underwriting profit of $92.1 million and $129.4 million, respectively. The decrease in underwriting profit in the three months ended June 30, 2013 was primarily due to higher levels of natural catastrophe losses, as further explained below, partially offset by lower levels of attritional losses and changes in the mix of business.
In the six months ended June 30, 2013 and 2012 we had P&C underwriting profits of $272.7 million and $192.6 million, respectively. The increase in underwriting profit in the six months ended June 30, 2013 was due to limited non-natural catastrophe large losses, as further explained below, lower levels of attritional losses and changes in the mix of business, partially offset by higher levels of natural catastrophe losses, also explained further below.
Natural Catastrophe Losses
For the three months ended June 30, 2013, natural catastrophe losses net of reinsurance recoveries and including reinstatement premiums were $134.1 million, compared to $60.6 million in the same period of 2012. Natural catastrophe losses in the second quarter of 2013 included flooding in Europe, Argentina and Canada and tornadoes and hailstorms in the United States.
For the six months ended June 30, 2013, natural catastrophe losses net of reinsurance recoveries and including reinstatement premiums were $138.1 million, compared to $80.6 million in the same period of 2012. Natural catastrophe losses in the first half of 2013 included flooding in Europe, Argentina and Canada, a cyclone in Australia and tornadoes and hailstorms in the United States.
Large Loss Events
There were limited non-natural catastrophe large losses during the six months ended June 30, 2013; however, the six months ended June 30, 2012 were impacted by significant losses from large non-natural catastrophe loss events in both the Insurance and Reinsurance segments. The impact was largely related to a single large marine loss during the first quarter of 2012. Losses recorded for large marine loss activity in the six months ended June 30, 2012, net of reinsurance and reinstatement premiums, were $46.6 million, of which $24.3 million was attributable to the Insurance segment and $22.3 million to the Reinsurance segment.
See “Income Statement Analysis” herein for further information regarding these large loss events within each of the Company's operating segments.
2) The current underwriting environment
There can be no assurance that the following (re)insurance rate conditions or growth opportunities will be sustained or further materialize, or lead to improvements in our books of business. See “Cautionary Note Regarding Forward-Looking Statements.”
Insurance
During the three months ended June 30, 2013 we saw a further continuation of the positive pricing trends that we have experienced in the past several quarters, with an overall rate increase of 3% for the Insurance segment. Pricing improvements were seen across most lines of business; however, these rate increases slowed in our short-tail lines while they were relatively stable in our long-tail lines. In addition to these pricing improvements, our 12.3% increase in gross premiums written in the three months ended June 30, 2013, as compared to the same period in 2012, was due to new business as well as new leadership in certain existing businesses. The main contributors to the growth included NAPC primary casualty, construction and surplus lines and programs, as well as growth in IPC property and middle market portfolios.
The trading environment for our core lines of insurance business remains competitive so we continue to focus on those lines of business that we believe provide the best return on capital, including the writing of selective new business and remaining committed to the underwriting actions necessary to improve our margins.
Reinsurance
The reinsurance market remains highly competitive with substantial capacity available in both traditional and non-traditional forms. As a result of this, our mid-year renewals, specifically in our U.S. property catastrophe book, saw significant risk adjusted rate reductions. However, through selective client expansion and a targeted rebalancing of the portfolio to deploy our capital at lower attachment levels, we were able to grow our premiums. Primary pricing on long-tail lines remains highly competitive but there are some signs of pricing improvement. This improved pricing was mitigated by weakening terms and conditions in the reinsurance market.
The Reinsurance segment's gross premiums written increased by 4.3% in the three months ended June 30, 2013 as compared to the same period in 2012. The premium growth was predominantly from new business opportunities in Bermuda specialty and increased reinstatement premiums and new business in property catastrophe, as well as the timing of certain renewals.
The Reinsurance segment continues to develop new business opportunities to further build upon the strategic growth achieved in recent years, while remaining committed to its long-held focus of underwriting discipline and cycle management.
3) Market movement impacts on the Company’s investment portfolio
During the three months ended June 30, 2013, interest rates increased in all of our major jurisdictions, while credit spreads widened moderately in the United States. The net impact of the market conditions on our investment portfolio resulted in a negative mark to market change of $669 million on our AFS investments. This represents an approximately 1.5% depreciation in average assets for the three months ended June 30, 2013.
The following table provides further detail regarding the movements in relevant credit markets, as well as in government interest rates using selected market indices:

	Interest Rate Movement for the three months ended June 30, 2013 (1) (‘+’/‘-’ represents increases / decreases in interest rates)	Credit Spread Movement for the three months ended June 30, 2013 (2) (‘+’/‘-’ represents widening / tightening of credit spreads)
United States	+63 basis points (5 year Treasury)	+16 basis points (US Corporate A rated)
+8 basis points (US Mortgage Master Index)
+19 basis points (US CMBS, AAA rated)
United Kingdom	+68 basis points (10 year Gilt)	-3 basis points (UK Corporate, AA rated)
Euro-zone	+42 basis points (5 year Bund)	-10 basis points (Europe Corporate, A rated)
____________

(1)	Source: Bloomberg Finance L.P.

(2)	Source: Merrill Lynch Global Indices.
Net realized gains on investments in the three months ended June 30, 2013 totaled $41.0 million, including net realized losses of approximately $2.4 million related to OTTI charges on certain of the Company’s fixed income investments. For further analysis of this, see “Results of Operations” below.
During the six months ended June 30, 2013, interest rates increased in all of our major jurisdictions, while credit spreads widened moderately in the United States. The net impact of the market conditions on our investment portfolio resulted in a negative mark to market change of $751 million on our AFS investments. This represents an approximately 1.7% depreciation in average assets for the six months ended June 30, 2013.
The following table provides further detail regarding the movements in relevant credit markets, as well as in government interest rates using selected market indices:

	Interest Rate Movement for the six months ended June 30, 2013 (1) (‘+’/‘-’ represents increases / decreases in interest rates)	Credit Spread Movement for the six months ended June 30, 2013 (2) (‘+’/‘-’ represents widening / tightening of credit spreads)
United States	+67 basis points (5 year Treasury)	+13 basis points (US Corporate A rated)
+30 basis points (US Mortgage Master Index)
+34 basis points (US CMBS, AAA rated)
United Kingdom	+62 basis points (10 year Gilt)	-10 basis points (UK Corporate, AA rated)
Euro-zone	+44 basis points (5 year Bund)	-13 basis points (Europe Corporate, A rated)
____________

(1)	Source: Bloomberg Finance L.P.

(2)	Source: Merrill Lynch Global Indices.
Net realized gains on investments in the six months ended June 30, 2013 totaled $77.5 million, including net realized losses of approximately $7.0 million related to OTTI charges on certain of the Company’s fixed income investments. For further analysis of this, see “Results of Operations” below.

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
During the three months ended June 30, 2013, we purchased and canceled 4.8 million shares for $150.0 million at an average price of $30.97 per share. During the six months ended June 30, 2013, we purchased and canceled 12.9 million shares for $373.3 million at an average price of $29.05 per share. At June 30, 2013, $575.0 million remained available for purchase under the February 2013 Program.
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

			1-in-100 Event		1-in-250 Event
(U.S. dollars in millions)	Peril	Measurement Date of In-Force Exposures (1)	Probable Maximum Loss (2)	Percentage of Tangible Shareholders’ Equity at June 30, 2013	Probable Maximum Loss (2)	Percentage of Tangible Shareholders’ Equity at June 30, 2013
Geographical Zone
North Atlantic	Windstorm	April 1, 2013	$1,248	11.5%	$1,723	15.9%
North America	Earthquake	April 1, 2013	865	8.0%	1,405	13.0%
Europe	Windstorm	April 1, 2013	518	4.8%	725	6.7%
Japan	Earthquake	April 1, 2013	234	2.2%	281	2.6%
Japan	Windstorm	April 1, 2013	120	1.1%	226	2.1%
____________

(1)	Detailed analyses of aggregated in-force exposures and maximum loss levels are done periodically. The measurement dates represent the date of the last completed detailed analysis by geographical zone.

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

INCOME STATEMENT ANALYSIS
Segment Results for the three months ended June 30, 2013 compared to the three months ended June 30, 2012
Insurance
Our Insurance operations provide commercial property, casualty and specialty insurance products on a global basis. Products generally provide tailored coverages for complex corporate risks and include the following lines of business: property, casualty, professional liability, environmental liability, aviation and satellite, marine and offshore energy, equine, fine art and specie, surplus lines, political risk and trade credit, crisis management, surety and other insurance coverages, including those mentioned above, through our programs, middle market and construction businesses. We focus on those lines of business within our insurance operations that we believe provide the best return on capital over time. These lines of business are divided into the following business groups: North America Property and Casualty (“NAPC”), International Property and Casualty (“IPC”), Global Professional Lines (“Professional”) and Global Specialty Lines (“Specialty”).
The following table summarizes the underwriting profit (loss) for the Insurance segment:

	Three Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2013	2012	2013 to 2012
Gross premiums written	$1,472,388	$1,311,035	12.3%
Net premiums written	1,049,163	944,266	11.1%
Net premiums earned	1,058,542	959,293	10.3%
Net losses and loss expenses	721,323	635,282	13.5%
Acquisition costs	138,032	123,285	12.0%
Operating expenses	194,514	192,246	1.2%
Underwriting profit (loss)	$4,673	$8,480	(44.9)%
Net results – structured products	3,532	9,047	(61.0)%
Net fee income and other (expense)	(1,355)	256	N/M
____________

*	N/M - Not Meaningful
Gross Premiums Written
The following table summarizes our gross premiums written by business group for the Insurance segment:

	Three Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2013	2012	2013 to 2012
IPC	$330,947	$283,168	16.9%
NAPC	548,895	433,147	26.7%
Professional	370,833	375,881	(1.3)%
Specialty	221,713	218,839	1.3%
Total	$1,472,388	$1,311,035	12.3%
Gross written premiums increased by 12.3%. The following is a summary of the premium movements by business group:

▪
IPC - increase of 16.9% driven mainly by new business in property, higher renewed premiums in the property and primary casualty lines of business and favorable amendments to prior year premium estimates in primary casualty, partially offset by the unfavorable impact of foreign exchange.

▪
NAPC - increase of 26.7% largely driven by our new business lines, most notably in the primary casualty, programs and construction lines of business and strong renewed premiums in property and surplus lines.

▪
Professional - decrease of 1.3% driven primarily by lower levels of new premium, partially offset by improved pricing and larger renewable premium base in U.S. professional business and new business in select (which offers professional liability to small and mid-size firms in the U.S.).

▪
Specialty - increase of 1.3% due to improved renewed premiums in our fine art and specie and marine lines of businesses, partially offset by lower new business across most lines and weaker pricing in the aerospace business.

Foreign exchange rate movements also impacted our gross premiums written. When evaluated in local currency, our gross written premiums increased by 12.8%, compared to the 12.3% shown above.
Net Premiums Written
The increase of 11.1% resulted from the gross written premium increases outlined above offset by an increase in ceded written premiums. The increase in ceded premiums primarily relates to increased utilization of facultative and captive reinsurance in primary casualty and property lines, partially offset by the favorable impact in the three months ended June 30, 2013 from the modification of the reinsurance structure to one that utilizes more proportional reinsurance in our Professional business group. This shift from excess of loss to proportional reinsurance results in lower ceded written premium in the current quarter which will reverse in future quarters as the proportional ceded premiums are recorded in line with the gross premiums written.
Net Premiums Earned
The increase of 10.3% is a reflection of the overall growth in net premiums written across all business groups in recent quarters and is mainly attributable to the earn through of strong 2012 production in U.S. Professional lines, NAPC property, NAPC primary casualty and excess casualty, and IPC primary casualty and middle markets, partially offset by lower earned premiums in aerospace and marine lines.
Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Insurance segment:

	Three Months Ended		Percentage
	June 30,		Point Change
	2013	2012	2013 to 2012
Loss and loss expense ratio	68.1%	66.2%	1.9
Acquisition expense ratio	13.0%	12.9%	0.1
Operating expense ratio	18.5%	20.0%	(1.5)
Underwriting expense ratio	31.5%	32.9%	(1.4)
Combined ratio	99.6%	99.1%	0.5
The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Insurance segment for the three months ended June 30, 2013 and 2012:

	Three Months Ended		Percentage
	June 30,		Point Change
	2013	2012	2013 to 2012
Loss and loss expense ratio	68.1%	66.2%	1.9
Prior year reserve development	4.6%	4.5%	0.1
Loss ratio excluding prior year development	72.7%	70.7%	2.0
Loss Ratio - excluding prior year development
The 2.0 percentage point increase in the loss ratio excluding prior year development was predominantly due to higher levels of natural catastrophe losses occurring in the three months ended June 30, 2013. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for the three months ended June 30, 2013 were $26.6 million higher than the same period in 2012. Excluding favorable prior year development, net natural catastrophe losses and related reinstatement premiums in both quarters, the loss ratio for the three months ended June 30, 2013 compared to the same period of 2012 decreased by 0.3 percentage points to 65.5% mainly due to business mix changes and underwriting improvements.
For further details on natural catastrophe losses, see "Significant Items Affecting the Results of Operations - 1) The impact of significant large loss events - Natural Catastrophe Losses" above.
Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Insurance segment for the three months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,
(U.S. dollars in thousands)	2013	2012
Property	$(1,406)	$(1,871)
Casualty	(5,225)	(51,334)
Professional	16,494	(28,364)
Specialty	(75,472)	(15,053)
Other (1)	17,219	53,730
Total	$(48,390)	$(42,892)
____________
(1)    Other includes excess and surplus, surety, structured indemnity and certain other discontinued lines.
Details of significant components of the net favorable prior year reserve development of $48.4 million by specific line of business are as follows:

▪
For property, net prior year development was $1.4 million favorable. This was driven by a release of $5.2 million for the non-catastrophe exposures in the general property and construction books due to better than expected loss experience reported predominantly in the 2011 and 2012 accident years. This was partially offset by strengthening totaling $3.4 million for prior year catastrophe losses.

▪
For casualty, net prior year development was $5.2 million favorable. This was driven by a release of $24.3 million in excess casualty lines due to better than expected loss experience reported predominantly in the 2003 to 2006 accident years. This was partially offset by strengthening of $13.8 million and $6.6 million in the Lloyd's and U.S. middle market books, respectively, due to worse than expected loss experience reported predominantly in the 2010 to 2012 accident years.

▪
For professional, net prior year development was $16.5 million unfavorable. This included strengthening in the core International book and the select portfolio due to worse than expected loss experience reported predominantly in the 2009 to 2012 accident years. There was additional strengthening in the discontinued New York book as a result of a deterioration in a 2001 loss. It also included a release in the Bermuda core professional book due to better than expected loss experience reported predominantly in the 2002 and 2003 accident years.

▪
For specialty, net prior year development was $75.5 million favorable. This was driven by releases of $45.0 million, $13.0 million and $13.2 million for aerospace, specie and marine, respectively, due to better than expected loss experience reported predominantly in accident years 2005 and subsequent.

▪	Other net prior year development was $17.2 million unfavorable, driven primarily by strengthening in the discontinued surety book.
Acquisition Costs and Operating Expenses
Underwriting Expense Ratio
The decrease of 1.4 percentage points was due to a decrease in the operating expense ratio of 1.5 percentage points as operating expenses remained relatively flat while net premium earned increased 10.3% during three months ended June 30, 2013 as compared to the same period of 2012. The acquisition expense ratio was largely flat year on year.
Net Results - Structured Products
Net results from structured insurance products, which decreased 61.0% from the prior year quarter, includes net investment income of $9.0 million and $8.1 million and interest expense of $5.5 million and $1.0 million, respectively, for the three months ended June 30, 2013 and 2012. The decrease in the net results from the prior year quarter was from lower interest expense recorded in the three months ended June 30, 2012 as a result of an accretion rate adjustment, due to changes in the expected cash flows and payout patterns on certain structured indemnity contracts.
For further information about these structured indemnity contracts that are accounted for as deposit contracts see Item 8, Note 11, “Deposit Liabilities,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.
Net Fee Income and Other
The decrease in net fee income and other was largely due to lower ancillary policy fees in the IPC Property line of business as well as the other fees associated with the Specialty business group compared with the prior year.

Reinsurance
The Reinsurance segment provides casualty, property risk, property catastrophe, marine, aviation and other specialty reinsurance on a global basis, with business being written on both a proportional and non-proportional treaty basis and also on a facultative basis. Our reinsurance operations are structured into three geographical business groups: Bermuda, North America and International. During the second quarter of 2013, the business groups were realigned to include Latin America within the International business group.
The following table summarizes the underwriting profit (loss) for the Reinsurance segment:

	Three Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2013	2012	2013 to 2012
Gross premiums written	$471,782	$452,417	4.3%
Net premiums written	410,809	403,011	1.9%
Net premiums earned	429,955	441,677	(2.7)%
Net losses and loss expenses	216,283	191,072	13.2%
Acquisition costs	86,599	87,722	(1.3)%
Operating expenses	39,622	41,991	(5.6)%
Underwriting profit (loss)	$87,451	$120,892	(27.7)%
Net results – structured products	2,521	(22,806)	N/M
Net fee income and other	520	990	(47.5)%
____________

*	N/M - Not Meaningful

Gross Premiums Written
The following table summarizes our gross premiums written by business group for the Reinsurance segment:

	Three Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2013	2012	2013 to 2012
Bermuda	$270,727	$250,517	8.1%
North America	89,407	98,194	(8.9)%
International	111,648	106,715	4.6%
Other (1)	—	(3,009)	N/M
Total	$471,782	$452,417	4.3%
____________
(1)    Other relates to discontinued structured indemnity.

*	N/M - not meaningful.
Gross written premiums increased by 4.3%. The following is a summary of the premium movements by business group:

▪	Bermuda - increase of 8.1%, due to new whole account business, the timing of certain renewals and positive premium adjustments to prior incepting policies.

▪	North America - decrease of 8.9% primarily from casualty treaty due to timing of certain renewals, reduction in renewals through lower volume and rates, and non-renewals of certain treaties.

▪
International - increase of 4.6%, attributable to new business written in Asia Pacific and reinstatement premiums in property treaty related to the European Floods, partially offset by lower renewals in aviation, and non-renewals in Latin America.

Foreign exchange rate movements also impacted our gross premiums written. When evaluated in local currency, our gross written premiums increased by 4.8%, compared to the 4.3% shown above.
Net Premiums Written
The increase of 1.9% resulted from the Bermuda business group's gross written premium increase partially offset by North America as described above. Additionally, ceded written premiums increased, mainly due to a new agricultural program in North America and increased whole account ceded premiums in Bermuda.

Net Premiums Earned
The decrease of 2.7% is mainly attributable to the earn through of lower current and prior year premiums as a result of re-underwriting activities in the International business group on marine lines and in Latin America, and additionally from non-renewals in North America property treaty in the prior quarter.
Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Reinsurance segment:

	Three Months Ended		Percentage
	June 30,		Point Change
	2013	2012	2013 to 2012
Loss and loss expense ratio	50.3%	43.3%	7.0
Acquisition expense ratio	20.1%	19.9%	0.2
Operating expense ratio	9.3%	9.4%	(0.1)
Underwriting expense ratio	29.4%	29.3%	0.1
Combined ratio	79.7%	72.6%	7.1
The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Reinsurance segment for the three months ended June 30, 2013 and 2012:

	Three Months Ended		Percentage
	June 30,		Point Change
	2013	2012	2013 to 2012
Loss and loss expense ratio	50.3%	43.3%	7.0
Prior year reserve development	16.3%	13.2%	3.1
Loss ratio excluding prior year development	66.6%	56.5%	10.1
Loss Ratio - excluding prior year development
The 10.1 percentage point increase in the loss ratio excluding prior year development was predominantly due to higher levels of natural catastrophe losses occurring in three months ended June 30, 2013. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for the three months ended June 30, 2013 were $46.9 million higher than the same period in 2012. Excluding favorable prior year development, net natural catastrophe losses and related reinstatement premiums in both quarters, the loss ratio for the three months ended June 30, 2013 compared to the same period of 2012 decreased by 1.7 percentage points to 52.0% mainly due to lower attritional loss activity during the three months ended June 30, 2013.
For further details on natural catastrophe losses, see "Significant Items Affecting the Results of Operations - 1) The impact of significant large loss events - Natural Catastrophe Losses" above.
Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by business group relating to the reinsurance segment for the three months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,
(U.S. dollars in thousands)	2013	2012
Property and other short-tail lines	$(24,739)	$(11,490)
Casualty and other long-tail lines	(45,513)	(46,934)
Total	$(70,252)	$(58,424)
Net favorable prior year reserve development of $70.3 million for the three months ended June 30, 2013 was mainly attributable to the following:

▪	Net favorable prior year development for the short-tailed lines totaled $24.7 million and details of the significant components are as follows:

▪
For property catastrophe lines, net prior year development was $16.3 million favorable comprising of $10.2 million favorable development on prior year catastrophe losses and $6.1 million favorable due to better than expected attritional loss development.

▪	For property other, marine and aviation lines, net prior year development was $8.4 million favorable due to more favorable than expected attritional loss development.

▪	Net favorable prior year development for the long-tailed lines totaled $45.5 million and details of the significant components are as follows:

▪
For casualty lines, net prior year development was $40.9 million favorable mainly driven by $30.1 million arising out of the North America book, due to more favorable than expected development on the 2004 and 2005 underwriting years for medical malpractice, D&O and E&O. In addition, net prior year development was $10.8 million favorable in the International and Bermuda books due to more favorable than expected development on attritional losses.

▪	For other lines, net prior year development was $4.6 million favorable mainly due to favorable than expected development in the discontinued surety book in North America.
Acquisition Costs and Operating Expenses
Underwriting Expense Ratio
The marginal increase of 0.1 percentage points was due to an increase in the acquisition expense ratio of 0.2 percentage points partially offset by a decrease in the operating expense ratio of 0.1 percentage points, as follows:

▪
Acquisition expense ratio increase - largely from an increase in profit commissions in Bermuda on property treaty lines partially offset by a decrease in profit commissions on the North America property facultative business.

▪	Operating expense ratio decrease - the total operating expense amount decreased due to lower compensation expenses in the three months ended June 30, 2013 compared to the same period in 2012.
Net Results - Structured Products
Net results from structured reinsurance products, which increased from the prior year quarter, includes net investment income of $9.1 million and $9.3 million and interest expense of $6.6 million and $32.2 million, for the three months ended June 30, 2013 and 2012, respectively. The increase in the net results from the prior year quarter was wholly attributable to the larger interest expense incurred in the three months ended June 30, 2012. This was the result of an accretion rate adjustment, due to changes in the expected cash flows and payout patterns on one of the larger structured indemnity contracts.
For further information about these structured indemnity contracts that are accounted for as deposit contracts see Item 8, Note 11, “Deposit Liabilities,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Life Operations
The following table summarizes the contribution from the Life operations segment, which has been in run-off since 2009:

	Three Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2013	2012	2013 to 2012
Gross premiums written	$81,302	$92,903	(12.5)%
Net premiums written	73,896	85,623	(13.7)%
Net premiums earned	73,896	85,623	(13.7)%
Net losses and loss expenses	116,767	131,149	(11.0)%
Acquisition costs	7,255	7,930	(8.5)%
Operating expenses	2,206	2,829	(22.0)%
Net investment income	70,592	74,646	(5.4)%
Net fee income and other	44	42	4.8%
Realized gains (losses) on investments	11,599	(10,239)	N/M
Contribution from Life operations	$29,903	$8,164	N/M
____________

*	N/M - Not Meaningful
Gross Premiums Written
Gross written premiums decreased by 12.5%. The following is a summary of the premium movements by business group:

	Three Months Ended
	June 30, 2013			June 30, 2012
(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Annuity	$36,792	$30,087	$30,087	$38,190	$31,243	$31,243
Other Life	44,510	43,809	43,809	54,713	54,380	54,380
Total	$81,302	$73,896	$73,896	$92,903	$85,623	$85,623
The 12.5% decrease was driven by the Other Life lines of business, primarily due to the three months ending June 30, 2012 containing prior underwriting year adjustments on certain European short-term business and due to lapse notifications on U.S. term life business in the three months ended June 30, 2013, as well as decreases in line with the run-off expectations.
Net Premiums Written and Net Premiums Earned
The 13.7% decrease in both net premium written and net earned premiums was consistent with the movements in total gross premiums written already noted.
Claims and Policy Benefits
The 11.0% decrease was largely due to the run-off nature of the Life operations business.
Acquisition Costs
The 8.5% decrease was in line with the run-off nature of the business.
Operating Expenses
The 22.0% decrease in operating expenses was due to the non-recurrence of certain one-off fees.
Net Investment Income - Life Operations
Net investment income is included in the calculation of contribution from Life operations, as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. The 5.4% decrease was due to lower investment yields and a lower invested asset base, reflecting the run-off nature of the Life operations business.

Investment Performance
We manage our fixed income portfolio in accordance with investment guidelines approved by the Risk and Finance Committee of the Board of Directors of XL-Ireland. The following is a summary of the investment portfolio returns, which are calculated by dividing the sum of gross investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of the portfolio, for each of our fixed income and non-fixed income portfolios, for the three months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,
	2013	2012
Total Return on Investments (1)
P&C portfolio	(1.2)%	1.0%
Life portfolio	(2.9)%	2.8%

Other Portfolios (2)
Alternative portfolio (3)	3.9%	(0.3)%
Equity portfolio	(0.6)%	(6.9)%
___________

(1)
The performance of investment portfolios is measured on a local currency basis and is not annualized. For aggregate performance calculation, respective local currency balances are translated to U.S. dollars at quarter end rates to calculate composite portfolio results.

(2)	Performance on Other Portfolios is included in the Total Return on Investments.

(3)	Performance on the alternative portfolio reflects the three months ended May 31, 2013 and 2012, respectively.
Investment Activities
The following table illustrates the net investment income from P&C operations, net income from investment fund affiliates, net realized (losses) gains on investments and net realized and unrealized gains (losses) on investment and other derivative instruments for the three months ended June 30, 2013 and 2012:

	Three Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2013	2012	2013 to 2012
Net investment income - P&C operations (1)	$161,954	$187,985	(13.8)%
Net income (loss) from investment fund affiliates (2)	46,543	3,097	N/M
Net realized gains (losses) on investments	40,968	(12,393)	N/M
Net realized and unrealized gains (losses) on investment and other derivative instruments (3)	(5,105)	(4,301)	18.7%
____________

(1)	Net investment income relating to P&C operations includes the net investment income related to the net results from structured products.

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
Net Investment Income - P&C Operations
The decrease of 13.8% was primarily due to a reduction in investment yields as a result of lower reinvestment rates.
Net Income (Loss) from Investment Fund Affiliates
Net income from investment fund affiliates includes earnings from our investments in closed-end investment funds and partnerships and similar vehicles that are accounted for under the equity method.
The increase was attributable to significantly better performance from both alternative fund affiliates and private fund affiliates. Strong alternative portfolio returns were driven by excellent returns from our managers supported by positive markets in the quarter. Private fund affiliate returns were enhanced by a number of positive results from underlying portfolio companies.  Prior year alternative portfolio results were muted in part due to elevated market volatility in May 2012.

Net Realized Gains and Losses on Investments
Net realized gains on investments of $41.0 million included the following:

▪	Net realized gains of $43.4 million resulted primarily from sales of non-Agency RMBS and non-U.S. Sovereign Government securities.

▪	Realized losses of approximately $2.4 million related to the write-down of certain of our AFS investments. The main components of the net impairment charges were:

▪
$2.0 million for structured securities, principally non-Agency RMBS, where we determined that the likely recovery on these securities was below the carrying value and, accordingly, recorded an impairment of the securities to the discounted value of the cash flows expected to be received on these securities.

▪	$0.4 million related to currency losses.
Net realized losses on investments of $12.4 million in the three months ended June 30, 2012 included realized losses of $28.2 million related to the write-down of certain of our fixed income and equity investments with respect to which we determined that there was an other-than-temporary decline in the value of those investments, as well as net realized gains of $15.8 million due primarily to gains on sale of equity securities.
Net Realized and Unrealized Gains and Losses on Investment and Other Derivative Instruments
Net realized and unrealized losses on derivatives of $5.1 million in the three months ended June 30, 2013 resulted from our investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments. For a further discussion, see Item 1, Note 6, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements included herein.
Other Revenues and Expenses
The following table sets forth our other revenues and expenses for the three months ended June 30, 2013 and 2012:

	Three Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2013	2012	2013 to 2012
Net income (loss) from operating affiliates (1)	$32,825	$20,457	60.5%
Exchange (gains) losses	(11,331)	(17,976)	(37.0)%
Corporate operating expenses	55,155	50,062	10.2%
Interest expense (2)	26,121	26,194	(0.3)%
Income tax expense	28,872	29,812	(3.2)%
____________

(1)	The Company generally records the income related to certain operating affiliates on a three-month lag based upon the availability of the information provided by the investees.

(2)	Interest expense includes costs related to our debt and collateral facilities and does not include deposit liability accretion, which is included in Net investment results - structured products.
Net Income (Loss) from Operating Affiliates
The following table sets forth the net income (loss) from operating affiliates for the three months ended June 30, 2013 and 2012:

	Three Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2013	2012	2013 to 2012
Net income (loss) from investment manager affiliates	$27,068	$14,052	92.6%
Net income (loss) from strategic operating affiliates	5,757	6,405	(10.1)%
Total	$32,825	$20,457	60.5%

Net Income from Investment Manager Affiliates
The 92.6% increase reflects the strong first quarter of 2013 investment performance for several investment manager affiliates, leading to strong incentive fees for the managers, which are reported on a one quarter-lag basis in our results.
Net Income from Strategic Operating Affiliates
Net income from strategic operating affiliates was largely flat year over year with the 10.1% decrease reflecting an amendment to the earnings from one specific strategic operating affiliate.
Exchange Gains and Losses
The foreign exchange gains of $11.3 million in the three months ended June 30, 2013 were a result of an overall strengthening of the value of the U.S. dollar against our major currency exposures, particularly the Canadian dollar, partially offset by marginal weakening of the value of the U.S. dollar against the U.K. sterling, the Euro and the Swiss franc. In the three months ended June 30, 2012, foreign exchange gains of $18.0 million were produced as a result of an overall strengthening of the value of the U.S. dollar against our major currency exposures, particularly the U.K. sterling, the Euro and the Swiss franc.
Corporate Operating Expenses
The increase of 10.2% was a result of increased compensation costs, partially offset by a reduction in professional fees associated with infrastructure and organizational initiatives.
Interest Expense
Debt levels during the three months ended June 30, 2013 and 2012 were relatively consistent, therefore interest expense was largely flat year on year.
For further information about our debt financing see Item 8, Note 13, “Notes Payable and Debt and Financing Arrangements,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.
Income Tax Expense
Tax charges of $28.9 million and $29.8 million were incurred in the three months ended June 30, 2013 and 2012, respectively. The tax charges recognized in these periods reflect our expected full year effective tax rate applicable to each of the years, applied to our ordinary income in the respective periods.

Segment Results for the six months ended June 30, 2013 compared to the six months ended June 30, 2012
Insurance
The following table summarizes the underwriting profit (loss) for the Insurance segment:

	Six Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2013	2012	2013 to 2012
Gross premiums written	$2,970,175	$2,647,669	12.2%
Net premiums written	2,238,351	1,980,792	13.0%
Net premiums earned	2,097,634	1,893,348	10.8%
Net losses and loss expenses	1,371,840	1,266,968	8.3%
Acquisition costs	268,654	251,540	6.8%
Operating expenses	378,511	377,593	0.2%
Underwriting profit (loss)	$78,629	$(2,753)	N/M
Net results – structured products	7,717	11,866	(35.0)%
Net fee income and other	(3,294)	(1,764)	86.7%
____________

*	N/M - Not Meaningful
Gross Premiums Written
The following table summarizes our gross premiums written by business group for the Insurance segment:

	Six Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2013	2012	2013 to 2012
IPC	$916,427	$835,606	9.7%
NAPC	907,311	714,278	27.0%
Professional	674,272	636,886	5.9%
Specialty	472,165	460,899	2.4%
Total	$2,970,175	$2,647,669	12.2%
Gross written premiums increased by 12.2%. The following is a summary of the premium movements by business group:

▪	IPC - increase of 9.7% driven mainly by new business in property and primary casualty, higher renewed premiums in primary casualty and improved pricing across most lines of business.

▪	NAPC - increase of 27.0% largely driven by our new business lines, most notably in construction, programs and primary casualty lines of business and increased renewals in property and surplus lines.

▪
Professional - increase of 5.9% driven primarily by increases in new business and renewed premiums in the small and mid-size professional firms businesses, strong pricing across most lines most notably the U.S. and International businesses, partially offset by lower new business in the U.S.

▪
Specialty - increase of 2.4% due to favorable amendments to prior year premium estimates in marine, higher new business in Aerospace, partially offset by lower renewed premiums and exposures in our marine business.

Foreign exchange rate movements did not significantly impact our gross premiums written.
Net Premiums Written
The increase of 13.0% resulted from the gross written premium increases outlined above, partially offset by an increase in ceded written premiums. The increase in ceded premiums primarily relates to increased utilization of facultative and captive reinsurance in primary casualty and property lines and the timing of the renewals of several Specialty business group non-proportional treaties, partially offset by the favorable impact from the modification of the reinsurance structure to one that utilizes more proportional reinsurance in our Professional business group, as well as higher marine reinstatement premiums in the prior year. This shift from excess of loss to proportional reinsurance results in lower ceded written premium in the current period which will reverse in future quarters as the proportional ceded premiums are recorded in line with the gross premiums written.

Net Premiums Earned
The increase of 10.8% is a reflection of the overall growth in net premiums written across all business groups in recent quarters and is mainly attributable to the earn through of strong 2012 production in U.S. professional lines, NAPC property, NAPC primary and excess casualty, NAPC construction and IPC primary casualty, as well as the impact of lower reinstatement premiums than in the prior year period for marine.
Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Insurance segment:

	Six Months Ended		Percentage
	June 30,		Change
	2013	2012	2013 to 2012
Loss and loss expense ratio	65.4%	66.9%	(1.5)
Acquisition expense ratio	12.8%	13.3%	(0.5)
Operating expense ratio	18.1%	19.9%	(1.8)
Underwriting expense ratio	30.9%	33.2%	(2.3)
Combined ratio	96.3%	100.1%	(3.8)
The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Insurance segment for the six months ended June 30, 2013 and 2012:

	Six Months Ended		Percentage
	June 30,		Point Change
	2013	2012	2013 to 2012
Loss and loss expense ratio	65.4%	66.9%	(1.5)
Prior year reserve development	2.8%	5.1%	(2.3)
Loss ratio excluding prior year development	68.2%	72.0%	(3.8)
Loss Ratio - excluding prior year development
The 3.8 percentage point decrease in the loss ratio excluding prior year development was due to limited large loss activity in the six months ended June 30, 2013 compared to the impact of a large marine loss in the first quarter of 2012, as well as business mix changes and underwriting improvements, partially offset by higher levels of natural catastrophe losses occurring in six months ended June 30, 2013. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for the six months ended June 30, 2013 were $10.6 million higher than the same period in 2012. Excluding favorable prior year development, net natural catastrophe losses and related reinstatement premiums in both quarters, the loss ratio for the six months ended June 30, 2013 compared to the same period of 2012 decreased by 4.1 percentage points to 64.4%.
For further details on large loss activity including losses from natural catastrophes, see "Significant Items Affecting the Results of Operations - 1) The impact of significant large loss events" above.
Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Insurance segment for the six months ended June 30, 2013 and 2012:

	Six Months Ended
	June 30,
(U.S. dollars in thousands)	2013	2012
Property	$(20,178)	$(20,061)
Casualty	(3,333)	(57,557)
Professional	16,620	(52,620)
Specialty	(70,708)	(20,486)
Other (1)	19,017	53,922
Total	$(58,582)	$(96,802)
____________

(1)	Other includes excess and surplus, surety, structured indemnity and certain other discontinued lines.

Details of significant components of the net favorable prior year reserve development of $58.6 million by specific line of business are as follows:

▪
For property, net prior year development was $20.2 million favorable. This was driven by a release of $23.6 million for the non-catastrophe exposures in the general property, energy and construction books due to better than expected loss experience reported predominantly in the 2012 accident year. This was partially offset by strengthening totaling $3.4 million for prior year catastrophe losses.

▪
For casualty, net prior year development was $3.3 million favorable. This was driven by a release of $23.1 million in excess casualty lines due to better than expected loss experience reported predominantly in the 2003 to 2006 accident years. This was partially offset by strengthening of $13.4 million and $6.3 million in the Lloyd's and U.S. middle market books, respectively, due to worse than expected loss experience reported predominantly in the 2010 to 2012 accident years.

▪
For professional, net prior year development was $16.6 million unfavorable. This included strengthening in the core International book and the select portfolio, due to worse than expected loss experience reported predominantly in the 2009 to 2012 accident years. There was additional strengthening in the discontinued New York book as a result of a deterioration in a 2001 loss. It also included a release in the Bermuda core professional book due to better than expected loss experience reported predominantly in the 2002 and 2003 accident years.

▪
For specialty, net prior year development was $70.7 million favorable. This was primarily driven by releases of $45.1 million, $13.0 million and $8.2 million for aerospace, specie and marine, respectively, due to better than expected loss experience reported predominantly in accident years 2005 and subsequent.

▪	Other net prior year development was $19.0 million unfavorable, driven primarily by strengthening in the discontinued surety book.
Acquisition Costs and Operating Expenses
Underwriting Expense Ratio
The decrease of 2.3 percentage points was due to both a decrease in the acquisition expense ratio of 0.5 percentage points combined with a decrease in the operating expense ratio of 1.8 percentage points, as follows:

▪
Acquisition expense ratio - decreased largely from adverse earned premium adjustments in 2012 and lower acquisition expenses in NAPC as compared to the prior year as well as the impact of marine reinstatement premiums in the first quarter of 2012.

▪
Operating expense ratio decreased although expenses were relatively flat year over year because net premiums earned increased 10.8% during the six months ended June 30, 2013 as compared to the same period of 2012.

Net Results - Structured Products
Net results from structured insurance products, which decreased 35.0% when compared with the same period of 2012, includes net investment income of $18.6 million and $16.0 million and interest expense of $10.9 million and $4.2 million, respectively, for the six months ended June 30, 2013 and 2012. The decrease in the net results was from lower interest expense recorded in the six months ended June 30, 2012 as a result of an accretion rate adjustment, due to changes in the expected cash flows and payout patterns on certain structured indemnity contracts.
For further information about these structured indemnity contracts that are accounted for as deposit contracts see Item 8, Note 11, “Deposit Liabilities,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.
Net Fee Income and Other
The decrease in net fee income and other was largely due to lower ancillary policy fees in the IPC Property line of business as well as the other fees associated with the Specialty business group compared with the prior year.

Reinsurance
The following table summarizes the underwriting profit (loss) for the Reinsurance segment:

	Six Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2013	2012	2013 to 2012
Gross premiums written	$1,378,911	$1,432,767	(3.8)%
Net premiums written	1,263,830	1,329,713	(5.0)%
Net premiums earned	855,109	865,519	(1.2)%
Net losses and loss expenses	408,850	413,452	(1.1)%
Acquisition costs	172,133	175,966	(2.2)%
Operating expenses	80,043	80,738	(0.9)%
Underwriting profit (loss)	$194,083	$195,363	(0.7)%
Net results – structured products	3,512	(20,368)	N/M
Net fee income and other	1,152	1,323	(12.9)%
____________

*	N/M - Not Meaningful
Gross Premiums Written
The following table summarizes our gross premiums written by business group for the Reinsurance segment:

	Six Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2013	2012	2013 to 2012
Bermuda	$515,905	$454,945	13.4%
North America	230,905	257,755	(10.4)%
International	632,060	723,076	(12.6)%
Other (1)	41	(3,009)	N/M
Total	$1,378,911	$1,432,767	(3.8)%
____________
(1)    Other relates to discontinued structured indemnity.

*	N/M - Not Meaningful
Gross written premiums decreased by 3.8%. The following is a summary of the premium movements by business group:

▪	Bermuda - increase of 13.4%, due to new whole account business and favorable renewals.

▪
North America - decrease of 10.4%, primarily from reductions in rate and shares as well as non-renewals in casualty treaty and from non-renewals in property treaty, partially offset by a new agricultural program.

▪
International - decrease of 12.6%, attributable to the non-renewal of certain marine exposures as a result of the re-underwriting of this line to manage aggregate exposures; in casualty, from reduced and non-renewals and certain premium adjustments; and in Latin America from non-renewals.

Foreign exchange rate movements also impacted our gross premiums written. When evaluated in local currency, our gross written premiums decreased by 4.2%, compared to the 3.8% shown above.
Net Premiums Written
The decrease of 5.0% resulted from the International, and to a lesser extent North America, business groups' gross written premium decreases described above coupled with an increase in ceded written premiums due to increased whole account ceded premiums in Bermuda. This was partially offset by new whole account gross premiums written in Bermuda.
Net Premiums Earned
The decrease of 1.2% is a reflection of the overall decrease in net premiums written in recent quarters from the International business group on marine lines and in Latin America as a result of re-underwriting activities, and additionally on Casualty lines. This is partially offset by the earn through of property catastrophe lines written in the current and prior year in Bermuda.

Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Reinsurance segment:

	Six Months Ended		Percentage
	June 30,		Point Change
	2013	2012	2013 to 2012
Loss and loss expense ratio	47.8%	47.8%	—
Acquisition expense ratio	20.1%	20.3%	(0.2)
Operating expense ratio	9.4%	9.3%	0.1
Underwriting expense ratio	29.5%	29.6%	(0.1)
Combined ratio	77.3%	77.4%	(0.1)
The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Reinsurance segment for the six months ended June 30, 2013 and 2012:

	Six Months Ended		Percentage
	June 30,		Point Change
	2013	2012	2013 to 2012
Loss and loss expense ratio	47.8%	47.8%	—
Prior year reserve development	10.7%	9.8%	0.9
Loss ratio excluding prior year development	58.5%	57.6%	0.9
Loss Ratio - excluding prior year development
The 0.9 percentage point increase in the loss ratio excluding prior year development was predominantly due to higher levels of natural catastrophe losses occurring in the six months ended June 30, 2013. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for the six months ended June 30, 2013 were $46.9 million higher than the same period in 2012. Excluding favorable prior year development, net natural catastrophe losses and related reinstatement premiums in both quarters, the loss ratio for the six months ended June 30, 2013 compared to the same period of 2012 decreased by 5.1 percentage points to 51.1% mainly due to limited non-catastrophe large loss events in the six months ended June 30, 2013, when there was a large marine loss in the International business group during the six months ended June 30, 2012, as well as lower attritional loss activity during the three months ended June 30, 2013.
For further details on large loss activity including losses from natural catastrophes, see "Significant Items Affecting the Results of Operations - 1) The impact of significant large loss events" above.
Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by business group relating to the reinsurance segment for the six months ended June 30, 2013 and 2012:

	Six Months Ended
	June 30,
(U.S. dollars in thousands)	2013	2012
Property and other short-tail lines	$(46,517)	$(40,613)
Casualty and other long-tail lines	(44,765)	(44,211)
Total	$(91,282)	$(84,824)
Net favorable prior year reserve development of $91.3 million was mainly attributable to the following:

▪	Net favorable prior year development for the short-tailed lines totaled $46.5 million and details of the significant components are as follows:

▪
For property catastrophe lines, net prior year development was $29.6 million favorable comprised of $13.6 million favorable development for prior year catastrophe losses and $16.0 million due to more favorable than expected reported activity.

▪	For property other, marine and aviation lines, net prior year development was $16.9 million favorable due to more favorable than expected attritional loss development.

▪	Net favorable prior year development for the long-tailed lines totaled $44.8 million and details of the significant components are as follows:

▪
For casualty lines, net prior year development was $40.3 million favorable arising almost entirely out of the North America book, mainly due to more favorable than expected development on attritional losses, D&O, E&O and medical malpractice on underwriting years 2004 and 2005.

▪	For other lines, net prior year development was $4.5 million favorable mainly due to more favorable than expected development in the discontinued surety book in North America.
Acquisition Costs and Operating Expenses
Underwriting Expense Ratio
The marginal decrease of 0.1 percentage points was due to a decrease in the acquisition expense ratio of 0.2 percentage points partially offset by an increase in the operating expense ratio of 0.1 percentage points, as follows:

▪
Acquisition expense ratio decrease - largely from a decrease in profit commissions on the North America property facultative business, partially offset by an increase in profit commissions on property treaty lines.

▪
Operating expense ratio increase - the total operating expense amount remained constant, however, the operating expense ratio increase reflects the 1.2% decrease in net earned premiums for the six months ended June 30, 2013 compared to the same period of 2012.

Net Results - Structured Products
Net results from structured reinsurance products, which increased from the prior year period, includes net investment income of $17.2 million and $18.6 million and interest expense of $13.7 million and $39.0 million, for the six months ended June 30, 2013 and 2012, respectively. The increase in the net results from the prior year period was wholly attributable to the larger interest expense incurred in the six months ended June 30, 2012. This was the result of an accretion rate adjustment, due to changes in the expected cash flows and payout patterns on one of the larger structured indemnity contracts.
For further information about these structured indemnity contracts that are accounted for as deposit contracts see Item 8, Note 11, “Deposit Liabilities,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.
Life Operations
The following table summarizes the contribution from the Life operations segment, which has been in run-off since 2009:

	Six Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2013	2012	2013 to 2012
Gross premiums written	$154,272	$179,586	(14.1)%
Net premiums written	139,341	164,119	(15.1)%
Net premiums earned	139,341	164,143	(15.1)%
Net losses and loss expenses	227,720	252,455	(9.8)%
Acquisition costs	11,358	15,581	(27.1)%
Operating expenses	4,801	5,436	(11.7)%
Net investment income	142,280	149,672	(4.9)%
Net fee income and other	1,087	90	N/M
Realized gains (losses) on investments	2,530	(14,403)	N/M
Contribution from Life operations	$41,359	$26,030	58.9%
____________

*	N/M - Not Meaningful
Gross Premiums Written
Gross written premiums decreased by 14.1%. The following is a summary of the premium movements by business group:

	Six Months Ended
	June 30, 2013			June 30, 2012
(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Annuity	$73,164	$59,771	$59,771	$76,819	$62,700	$62,700
Other Life	81,108	79,570	79,570	102,767	101,419	101,443
Total	$154,272	$139,341	$139,341	$179,586	$164,119	$164,143
The 14.1% decrease was driven by the Other Life lines of business, primarily due to lapse notifications on U.S. term life business. Other factors were decreases in line with the run-off expectations and the impact of unfavorable foreign exchange movements.
Net Premiums Written and Net Premiums Earned
The 15.1% decrease in both net premium written and net premiums earned was consistent with the movements in total gross premiums written already noted.
Claims and Policy Benefits
The 9.8% decrease was largely due to the run-off nature of the Life operations business, combined with favorable foreign exchange impacts during 2013.
Acquisition Costs
The 27.1% decrease was significantly impacted by the aforementioned premium reversals on U.S. term life business, as well as the run-off nature of the business and foreign exchange impacts.
Operating Expenses
The 11.7% decrease in operating expenses was due to the non-recurrence of certain one-off fees.
Net Investment Income - Life Operations
Net investment income is included in the calculation of contribution from Life operations, as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. The 4.9% decrease was due to lower investment yields and a lower invested asset base, reflecting the run-off nature of the Life operations business.
Net Fee Income
A one-off fee of $1.0 million was received during the six months ended June 30, 2013 in relation to the U.S. term life business, to compensate us for additional rights granted to the cedants.

Investment Performance
The following is a summary of the investment portfolio returns for each of our fixed income and non-fixed income portfolios for the six months ended June 30, 2013 and 2012:

	Six Months Ended
	June 30,
	2013	2012
Total Return on Investments (1)
P&C portfolio	(0.5)%	2.4%
Life portfolio	(1.8)%	4.4%

Other Portfolios (2)
Alternative portfolio (3)	8.1%	1.9%
Equity portfolio	5.4%	4.3%
___________

(1)
The performance of investment portfolios is measured on a local currency basis and is not annualized. For aggregate performance calculation, respective local currency balances are translated to U.S. dollars at quarter end rates to calculate composite portfolio results.

(2)	Performance on Other Portfolios is included in the Total Return on Investments.

(3)	Performance on the alternative portfolio reflects the six months ended May 31, 2013 and 2012, respectively.
Investment Activities
The following table illustrates the net investment income from P&C operations, net income from investment fund affiliates, net realized gains (losses) on investments and net realized and unrealized gains (losses) on investment and other derivative instruments for the six months ended June 30, 2013 and 2012:

	Six Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2013	2012	2013 to 2012
Net investment income - P&C operations (1)	$336,734	$378,201	(11.0)%
Net income (loss) from investment fund affiliates (2)	78,764	22,506	N/M
Net realized gains (losses) on investments	77,477	8,409	N/M
Net realized and unrealized gains (losses) on investment and other derivative instruments (3)	2,780	(3,598)	N/M
____________

(1)	Net investment income relating to P&C operations includes the net investment income related to the net results from structured products.

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
Net Investment Income - P&C Operations
The decrease of 11.0% was primarily due to a reduction in investment yields as a result of lower reinvestment rates.
Net Income (Loss) from Investment Fund Affiliates
Net income from investment fund affiliates includes earnings from our investments in closed-end investment funds and partnerships and similar vehicles that are accounted for under the equity method.
The increase was attributable to significantly better performance from both alternative fund affiliates and private fund affiliates. Prior year results were more muted due in part to more conservative risk taking by our managers and the market volatility of May 2012. Current year results have been driven by strong manager skill and generally supportive markets.

Net Realized Gains and Losses on Investments
Net realized gains on investments of $77.5 million included the following:

▪	Net realized gains of $84.5 million resulted primarily from redemptions of alternative investments and sales of non-Agency RMBS, equity and non-U.S. Sovereign Government securities.

▪	Realized losses of approximately $7.0 million related to the write-down of certain of our AFS investments. The main components of the net impairment charges were:

▪
$4.8 million for structured securities, principally non-Agency RMBS, where we determined that the likely recovery on these securities was below the carrying value and, accordingly, recorded an impairment of the securities to the discounted value of the cash flows expected to be received on these securities.

▪	$2.2 million related to currency losses.
Net realized gains on investments of $8.4 million in the six months ended June 30, 2012 included realized losses of $49.2 million related to the write-down of certain of our fixed income, equity and other investments with respect to which we determined that there was an other-than-temporary decline in the value of those investments. These losses offset gains of $57.6 million due primarily to a combination of repositioning of the Agency MBS portfolio and net realized gains on sales of equity securities of $33.8 million.
Net Realized and Unrealized Gains and Losses on Investment and Other Derivative Instruments
Net realized and unrealized gains on derivatives of $2.8 million in the six months ended June 30, 2013 resulted from our investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments. For a further discussion, see Item 1, Note 6, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements included herein.
Other Revenues and Expenses
The following table sets forth our other revenues and expenses for the six months ended June 30, 2013 and 2012:

	Six Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2013	2012	2013 to 2012
Net income (loss) from operating affiliates (1)	$63,823	$36,710	73.9%
Exchange (gains) losses	(44,766)	(5,258)	N/M
Corporate operating expenses	102,078	94,322	8.2%
Interest expense (2)	52,257	53,454	(2.2)%
Income tax expense	72,351	51,362	40.9%
____________

(1)	The Company generally records the income related to certain operating affiliates on a three-month lag based upon the availability of the information provided by the investees.

(2)	Interest expense includes costs related to our debt and collateral facilities and does not include deposit liability accretion, which is included in Net investment results - structured products.

*	NM - Not Meaningful
Net Income (Loss) from Operating Affiliates
The following table sets forth the net income (loss) from operating affiliates for the three months ended June 30, 2013 and 2012:

	Six Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2013	2012	2013 to 2012
Net income (loss) from investment manager affiliates	$45,524	$24,612	85.0%
Net income (loss) from strategic operating affiliates	18,299	12,098	51.3%
Total	$63,823	$36,710	73.9%

Net Income from Investment Manager Affiliates
The 85.0% increase reflects strong investment performance for several investment manager affiliates in the final quarter of 2012 and the first quarter of 2013, leading to strong incentive fees for the managers, which are reported on a one quarter-lag basis in our results.
Net Income from Strategic Operating Affiliates
The 51.3% increase reflects increased returns from our U.S. homeowners affiliate.
Exchange Gains and Losses
The foreign exchange gains of $44.8 million in the six months ended June 30, 2013 were a result of an overall strengthening of the value of the U.S. dollar against our major currency exposures, particularly the U.K. sterling, the Euro, the Canadian dollar and the Swiss franc. In the six months ended June 30, 2012, foreign exchange gains of $5.3 million were produced as a result of an overall strengthening of the value of the U.S. dollar against our major currency exposures, particularly the Euro and Swiss franc.
Corporate Operating Expenses
The increase of 8.2% was a result of increased compensation costs, partially offset by a reduction in professional fees associated with infrastructure and organizational initiatives.
Interest Expense
The decrease of 2.2% was a result of the overall reduction in our debt following the repayment at maturity on January 15, 2012 of the $600 million principal amount outstanding of the 6.5% Guaranteed Senior Notes (the "XLCFE Notes"), which were issued by XL Capital Finance (Europe) plc ("XLCFE").
For further information about these debt financing transactions, see Item 8, Note 13, “Notes Payable and Debt and Financing Arrangements,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.
Income Tax Expense
Tax charges of $72.4 million and $51.4 million were incurred in the six months ended June 30, 2013 and 2012, respectively. The tax charges recognized in these periods reflect our expected full year effective tax rate applicable to each of the years, applied to our ordinary income in the respective periods.

BALANCE SHEET ANALYSIS
Investments
We seek to generate book value growth and investment income from investment activities through the total returns on our investment portfolio. Our investment strategy strives to balance investment returns against market and credit risk. Our overall investment portfolio is structured to take into account a number of variables including liability profile, local regulatory requirements, business needs, collateral management and risk tolerance.
At June 30, 2013 and December 31, 2012, total investments, cash and cash equivalents, accrued investment income and net receivable/(payable) for investments sold/(purchased) were approximately $35.5 billion and $36.9 billion, respectively. The following table summarizes the composition of our invested assets at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
(U.S. dollars in thousands)	Carrying Value (1)	Percent of Total	Carrying Value (1)	Percent of Total
Cash and cash equivalents	$2,420,082	6.8%	$2,618,378	7.1%
Net receivable/ (payable) for investments sold/ (purchased)	(15,308)	—%	(86,110)	(0.2)%
Accrued investment income	324,735	0.9%	342,778	0.9%
Short-term investments	234,452	0.7%	322,703	0.9%
Fixed maturities - AFS:
U.S. Government and Government-Related/Supported (2)	2,022,822	5.7%	2,034,617	5.5%
Corporate - Financials (3) (4)	3,105,190	8.7%	3,240,399	8.8%
Corporate - Non Financials (4)	6,974,285	19.6%	7,241,601	19.6%
RMBS – Agency	4,446,725	12.5%	5,255,493	14.3%
RMBS – Non-Agency	406,402	1.1%	647,733	1.8%
CMBS	1,129,072	3.2%	1,077,251	2.9%
CDO	714,248	2.0%	709,816	1.9%
Other asset-backed securities (5)	1,188,760	3.3%	1,470,711	4.0%
U.S. States and political subdivisions of the States	1,798,267	5.2%	1,911,017	5.2%
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (2)	4,669,332	13.2%	4,258,282	11.6%
Total fixed maturities - AFS	$26,455,103	74.5%	$27,846,920	75.6%
Fixed maturities - HTM:
U.S. Government and Government-Related/Supported (2)	10,241	—%	10,788	—%
Corporate - Financials (3) (4)	259,532	0.7%	266,565	0.7%
Corporate - Non Financials (4)	1,052,800	3.0%	1,158,755	3.1%
RMBS – Non-Agency	62,925	0.2%	83,205	0.2%
CMBS	136,193	0.4%	12,751	—%
Other asset-backed securities (5)	100,551	0.3%	222,340	0.6%
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (2)	1,064,752	3.0%	1,060,043	2.9%
Total fixed maturities - HTM	$2,686,994	7.6%	$2,814,447	7.5%
Equity securities (6)	916,008	2.6%	649,359	1.8%
Investments in affiliates	1,367,581	3.8%	1,126,875	3.1%
Other investments	1,135,794	3.1%	1,219,879	3.3%
Total investments and cash and cash equivalents	$35,525,441	100.0%	$36,855,229	100.0%
____________

(1)	Carrying values represents the fair value for AFS fixed maturities and amortized cost for held to maturity securities.

(2)
U.S. Government and Government-Related/Supported and Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported include government-related securities with an amortized cost of $2,357.0 million and $1,912.7 million and carrying value of $2,359.6 million and $1,988.5 million at June 30, 2013 and December 31, 2012, respectively, and U.S. Agencies with an amortized cost of $297.2 million and $404.3 million and carrying value of $320.6 million and $446.7 million at June 30, 2013 and December 31, 2012, respectively.

(3)
Included in Corporate - Financials are gross unrealized losses of $20.0 million and $23.7 million on Tier One and Upper Tier Two securities of financial institutions (“Hybrids”) with a carrying value of $181.6 million and $190.1 million at June 30, 2013 and December 31, 2012, respectively, as well as gross unrealized losses of $12.6 million and $11.8 million on subordinated debt (including lower Tier Two securities) with a carrying value of $117.0 million and $111.5 million at June 30, 2013 and December 31, 2012, respectively.

(4)
Included within Corporate are certain floating rate medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes have a carrying value of $149.4 million and $194.3 million and an amortized cost of $150.2 million and

$194.8 million at June 30, 2013 and December 31, 2012, respectively. These securities have been allocated ratings of the underlying pool of securities. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(5)
Covered Bonds within Fixed maturities - AFS with a carrying value of $550.9 million and $647.1 million at June 30, 2013 and December 31, 2012, respectively, and Covered Bonds within Fixed maturities - HTM with a carrying value of $8.0 million and $8.6 million at June 30, 2013 and December 31, 2012, respectively, are included within Other asset-backed securities to align our classification to market indices.

(6)	Included within Equity securities are investments in fixed income funds with a carrying value of $91.3 million and $101.9 million at June 30, 2013 and December 31, 2012, respectively.
We review our corporate debt investments on a regular basis to consider their concentration, credit quality and compliance with established guidelines. At June 30, 2013 and December 31, 2012, the average credit quality of our total fixed income portfolio (including fixed maturities, short-term investments, cash and cash equivalents and net receivable/(payable) for investment sold/(purchased)) was “Aa3/AA-” and "Aa2/AA", respectively. Included in the table below are the credit ratings of the fixed income portfolio excluding operating cash at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
Investments by Credit Rating (1) (U.S. dollars in millions)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AAA	$13,693	44.2%	$15,631	47.0%
AA	6,122	19.8%	5,954	17.8%
A	6,908	22.4%	7,436	22.3%
BBB	3,292	10.7%	3,317	10.0%
BB and below	830	2.7%	934	2.8%
Not rated	47	0.2%	19	0.1%
Total	$30,892	100.0%	$33,291	100.0%
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

Gross and Net Unrealized Gains and Losses on Investments
We had gross unrealized losses totaling $461.1 million on 2,162 securities out of a total of 7,525 held at June 30, 2013 in our AFS portfolio and $3.3 million on 6 securities out of a total of 204 held in our HTM portfolio, which we consider to be temporarily impaired. Individual security positions comprising this balance have been evaluated by management, in conjunction with our investment managers, to determine the severity of these impairments and whether they should be considered other-than-temporary.
Gross unrealized losses can be attributed to the following significant drivers:

•
gross unrealized losses of $48.3 million related to the P&C portfolio of Core CDO holdings (defined by the Company as investments in non-subprime CDOs), which consisted primarily of collateralized loan obligations (“CLOs”). Securities in a gross unrealized loss position had a fair value of $685.8 million at June 30, 2013.

•
gross unrealized losses of $30.9 million related to the P&C portfolio of Non-Agency RMBS portfolio (which consists of our holdings of sub-prime Non-Agency RMBS, second liens, asset backed securities collateralized debt obligations ("ABS CDOs") with sub-prime collateral, Alt-A and Prime RMBS). Securities in an unrealized loss position had a fair value of $243.4 million at June 30, 2013. The Company has incurred realized losses, consisting of charges for OTTI and realized losses from sales, of approximately $1.4 billion since the beginning of 2007 through June 30, 2013 on these asset classes.

•
gross unrealized losses of $102.9 million related to our Life operations investment portfolio. Securities in a gross unrealized loss position had a fair value of $1,220.0 million at June 30, 2013. Of these gross unrealized losses, $24.8 million related to $289.1 million of exposures to corporate financial institutions, including $13.8 million related to Tier One and Upper Tier Two securities.

At June 30, 2013, the Life operations investment portfolio had an average interest rate duration of 8.6 years, primarily denominated in U.K. sterling and Euro. As a result of the long duration, significant gross losses have arisen as the fair values of these securities are more sensitive to prevailing government interest rates and credit spreads. This portfolio is generally matched to corresponding long duration liabilities. A hypothetical parallel increase in interest rates and credit spreads of 50 and 25 basis points, respectively, would increase the unrealized losses related to this portfolio at June 30, 2013 by approximately $270.4 million and $104.7 million, respectively, on both the AFS and HTM Life operations investment portfolios.

Given the long-term nature of the Life operations investments portfolio, the level of credit spreads on financial institutions at June 30, 2013 relative to historical averages within the U.K. and Euro-zone, and our liquidity needs at June 30, 2013, the Company believes that it will continue to hold these assets until such time as they mature, or credit spreads on financial institutions revert to levels more consistent with historical averages.

•
gross unrealized losses of $86.2 million related to the Corporate holdings within our P&C portfolio. Securities in a gross unrealized loss position had a fair value of $2,109.8 million at June 30, 2013. Of the gross unrealized losses, $31.5 million relate to financial institutions. In addition, $4.6 million relate to medium term notes primarily supported by pools of European investment grade credit with varying degrees of leverage. These had a fair value of $58.8 million at June 30, 2013. Management believes that expected cash flows from these bonds over the expected holding period will be sufficient to support the remaining reported amortized cost.

The following table details the security type and length of time in an continual gross unrealized loss position at June 30, 2013:

(U.S. dollars in thousands)	June 30, 2013
Security Type and Length of Time in a Continual Unrealized Loss Position	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Fixed Maturities and Short-Term Investments
Less than 6 months	$(198,023)	$7,377,211
At least 6 months but less than 12 months	(67,741)	980,572
At least 12 months but less than 2 years	(5,816)	95,196
2 years and over	(167,602)	1,585,324
Total	$(439,182)	$10,038,303
Equities
Less than 6 months	$(21,132)	$275,720
At least 6 months but less than 12 months	(775)	6,811
Total	$(21,907)	282,531

The following is the maturity profile of the available for sale fixed income securities that were in a continual gross unrealized loss position at June 30, 2013:

	June 30, 2013
(U.S. dollars in thousands)	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Maturity profile in years of AFS fixed income securities in a gross unrealized loss position
Less than 1 year remaining	$(17,965)	$360,997
At least 1 year but less than 5 years remaining (1)	(78,229)	2,726,136
At least 5 years but less than 10 years remaining (1)	(100,980)	2,543,754
At least 10 years but less than 20 years remaining (1)	(45,893)	524,238
At least 20 years or more remaining (1)	(24,981)	352,020
RMBS - Agency	(54,934)	1,903,450
RMBS - Non-Agency	(40,217)	281,088
CMBS	(14,458)	294,105
CDO	(48,345)	685,761
Other asset-backed securities	(13,180)	366,754
Total	$(439,182)	$10,038,303
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

The following is the maturity profile of the HTM fixed income securities that were in a gross unrealized loss position at June 30, 2013:

	June 30, 2013
(U.S. dollars in thousands)	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Maturity profile in years of HTM fixed income securities in a gross unrealized loss position
At least 1 year but less than 5 years remaining	$(20)	$4,814
At least 5 years but less than 10 years remaining	(27)	715
At least 10 years but less than 20 years remaining	(636)	29,298
At least 20 years or more remaining	(2,364)	27,665
Other asset-backed securities	(214)	1,114
Total	$(3,261)	$63,606
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
As noted in Item 8, Note 2, “Significant Accounting Policies,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, the determination of the amount of OTTI varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. We consider a wide range of factors about the securities and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in our evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. We update our evaluations regularly and reflect additional impairments in net income as determinations are made. Our determination of the amount of the impairment taken on investments is highly subjective and could adversely impact our results of operations. There can be no assurance that we have accurately assessed the level of OTTI taken and reflected in our financial statements. Furthermore, additional impairments may need to be taken in the future. Historical trends may not be indicative of future impairments.
Levels of write down or OTTI are also impacted by our assessment of the intent to sell securities that have declined in value prior to recovery. If, due to changes in circumstances, we determine to reposition or realign portions of the portfolio and we determine not to hold certain securities in an unrealized loss position to recovery, we will incur OTTI charges, which could be significant. In addition, in our assessment of whether securities in a gross unrealized loss position are temporarily impaired, we consider the significance of the impairments.
At June 30, 2013, we had structured securities with gross unrealized losses of $30.9 million on non-Agency RMBS, $48.3 million on Core CDOs and $13.6 million on CMBS holdings. These securities included gross unrealized losses of $12.8 million, which had a fair value of $3.7 million and a cumulative fair value decline of greater than 50% of amortized cost. All of these are mortgage and asset-backed securities. We have evaluated each of these securities in conjunction with our investment manager service providers and believe it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost.

Net Unrealized Gains and Losses – Structured Securities
The following table details the current exposures to structured securities excluding Agency RMBS within our fixed income portfolio as well as the current net unrealized (loss) gain position at June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
(U.S. dollars in thousands)	Carrying Value	Percent of Fixed Income Portfolio	Net Unrealized Gain (Loss)	Carrying Value	Percent of Fixed Income Portfolio	Net Unrealized Gain (Loss)
RMBS - Non-Agency:
Sub-prime first lien mortgages	$219,541	0.7%	$(19,390)	$306,795	1.0%	$(35,893)
Alt-A mortgages	85,972	0.3%	3,019	136,965	0.4%	(1,267)
Second lien mortgages (including sub-prime second lien mortgages)	22,091	0.1%	2,887	28,661	0.1%	2,912
Prime RMBS	65,894	0.2%	(407)	139,974	0.5%	1,452
Other assets	75,829	0.3%	1,835	118,543	0.4%	2,060
Total exposure to Non-Agency RMBS	$469,327	1.6%	$(12,056)	$730,938	2.4%	$(30,736)
CMBS	1,265,265	4.3%	35,431	1,090,002	3.6%	66,457
Core CDOs (1)	714,248	2.4%	(39,353)	709,816	2.3%	(75,183)
Other Structured	1,289,311	4.4%	23,377	1,693,051	5.5%	44,228
Total Non-Agency Structured Securities	$3,738,151	12.7%	$7,399	$4,223,807	13.8%	$4,766
____________

(1)	We define Core CDOs as investments in non-subprime collateralized debt obligations, which primarily consisted of CLOs.
At June 30, 2013, our sub-prime, Alt-A and CDO exposures had adequate underlying asset characteristics and we believe at such date that the current amortized cost levels were at or below the discounted cash flow value of the holdings, based on an analysis of subordination levels relative to current expectations of prepayment rates, probability of default and loss severity in the event of default. Approximately $18.5 million of our Non-Agency RMBS were downgraded during the three months ended June 30, 2013. However, 23.6% of our holdings in Non-Agency RMBS remain rated investment grade at June 30, 2013.
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
Our exposure to this European sovereign debt crisis is from direct investment in fixed maturity securities issued by national and local governments of European Periphery Nations, as well as from fixed maturity securities issued by certain financial and non-financial corporate entities operating within the European Periphery Nations. During the past three years, we have actively reduced our exposures to these securities. We continue to monitor our financial exposure to this crisis, and continually assess the impact of a potential default by any of the European Periphery Nations on their respective debt issuances, including the associated impact on non-sovereign entities in these five nations in the event of such a default. In reaction to mounting pressure from financial markets, the EU and its members implemented several key initiatives in 2012 that helped alleviate concern over Europe's long term debt sustainability. These included: 1) ongoing measures to reduce deficits and lower debt to sustainable levels; 2) pan-European emergency funding vehicles such as the European Financial Stability Fund (“EFSF”) and later the European Stability Mechanism (“ESM”) to support new bond issuance; 3) the promise of Outright Monetary Transactions from the European Central Bank to support near-term peripheral yields; and 4) implementation of Long Term Repo Operations to provide financial institution liquidity. These events continued to calm credit markets, and sovereign yields for the European Periphery Nations remain lower than the 2012 peaks, although certain of these programs have not been finalized or implemented. Europe continues to face a challenging economic environment with ongoing cuts to public sector spending and weak overall economic growth.

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
The following is an analysis of our AFS and HTM fixed maturity investment exposures related to European Periphery Nations at June 30, 2013 and December 31, 2012 and the contractual maturities of these securities. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2013		December 31, 2012
(U.S. dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturities European Periphery Nations - AFS:
Government and government related – National Governments	$5,289	$4,478	$5,350	$4,896
Government and government related – Local Governments	—	—	—	—
Corporate investments – Financial Institutions	759	757	372	374
Corporate investments – Non-Financial Institutions	64,983	63,626	57,032	57,720
Structured Credit (1)	7,226	8,833	7,942	9,618
Total	$78,257	$77,694	$70,696	$72,608
Due less than one year	$11,973	$11,144	$5,392	$5,431
Due after 1 through 5 years	15,248	14,853	16,144	15,744
Due after 5 through 10 years	17,411	16,538	14,924	15,111
Due after 10 years	33,625	35,159	34,236	36,322
Total	$78,257	$77,694	$70,696	$72,608
Fixed maturities European Periphery Nations - HTM:
Government and government related – National Governments	$11,642	$10,717	$12,237	$10,518
Government and government related – Local Governments	—	—	—	—
Corporate investments – Non-Financial Institutions	57,069	56,553	59,757	60,199
Structured Credit (1)	—	—	—	—
Total	$68,711	$67,270	$71,994	$70,717
Due less than one year	$4,032	$4,073	$—	$—
Due after 1 through 5 years	1,414	1,450	4,285	4,332
Due after 5 through 10 years	10,301	10,768	12,372	12,937
Due after 10 years	52,964	50,979	55,337	53,448
Total	$68,711	$67,270	$71,994	$70,717
____________

(1)	Covered Bonds are included within Other asset-backed securities under Structured Credit.

The following table details the gross and net unrealized (loss) gain position at June 30, 2013 relating to the European Periphery Nations:

	June 30, 2013
(U.S. dollars in thousands)	Greece	Italy	Ireland	Portugal	Spain	TOTAL
Gross Unrealized (Losses) - European Periphery Nations
Government and government related – National Governments	$—	$(1,737)	$—	$—	$—	$(1,737)
Government and government related – Local Governments	—	—	—	—	—	—
Corporate investments – Financial Institutions	—	—	(2)	—	—	(2)
Corporate investments – Non-Financial Institutions	—	(3,700)	(221)	—	(751)	(4,672)
Structured Credit (1)	—	—	(17)	—	—	(17)
Total gross unrealized gains (losses) relating to European Periphery Nations	$—	$(5,437)	$(240)	$—	$(751)	$(6,428)
Net Unrealized Gains (Losses) - European Periphery Nations
Government and government related – National Governments	$—	$(1,736)	$—	$—	$—	$(1,736)
Government and government related – Local Governments	—	—	—	—	—	—
Corporate investments – Financial Institutions	—	—	(2)	—	—	(2)
Corporate investments – Non-Financial Institutions	209	(2,511)	(221)	—	651	(1,872)
Structured Credit (1)	—	—	1,608	—	—	1,608
Total net unrealized gains (losses) relating to European Periphery Nations	$209	$(4,247)	$1,385	$—	$651	$(2,002)
____________

(1)
Covered Bonds have been included within Other asset-backed securities under Structured Credit to align our classification to market indices. Prior periods have been reclassified to conform to current period presentation.

In addition to the direct investment portfolio considerations discussed above, as an international (re)insurance company, European credit exposures may exist for us within unpaid losses and loss expenses recoverable and reinsurance balances receivable. For further details on these balances, including the names of our most significant reinsurance counterparties, see Item 8, Note 9, “Reinsurance,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. Other sources of potential exposure to European credit issues may exist within certain lines of insurance or reinsurance business written (including but not limited to lines such as surety, business interruption, and political risk), or within underlying investments held in securitized financial instruments or in structured transactions in which we have an interest. We consider these potential exposures as part of our ongoing enterprise risk management processes.

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
Valuation Methodology of Level 3 Assets and Liabilities
Refer to Item 1, Note 3, “Fair Value Measurements,” of the Unaudited Consolidated Financial Statements included herein, for a description of the valuation methodology utilized to value Level 3 assets and liabilities, how the valuation methodology is validated as well as further details associated with various assets classified as Level 3. At June 30, 2013, we did not have any liabilities that were carried at fair value based on Level 3 inputs other than derivative instruments in a liability position at June 30, 2013.

Fair Value of Level 3 Assets and Liabilities
At June 30, 2013, the fair value of Level 3 assets and liabilities as a percentage of our total assets and liabilities that are carried at fair value was as follows:

(U.S. dollars in thousands)	Total Assets and Liabilities Carried at Fair Value at June 30, 2013	Fair Value of Level 3 Assets and Liabilities	Level 3 Assets and Liabilities as a Percentage of Total Assets and Liabilities Carried at Fair Value, by Class
Assets
Fixed maturities, at fair value
U.S. Government and Government Agency-Related/Supported	$2,022,822	$—	—%
Corporate	10,079,475	32,173	0.3%
RMBS – Agency	4,446,725	18,214	0.4%
RMBS – Non-Agency	406,402	3,411	0.8%
CMBS	1,129,072	24,423	2.2%
CDO	714,248	706,013	98.8%
Other asset-backed securities (1)	1,188,760	27,539	2.3%
U.S. States and political subdivisions of the States	1,798,267	—	—%
Non-U.S. Sovereign Government, Supranational and Government-Related	4,669,332	—	—%
Total Fixed maturities, at fair value	$26,455,103	$811,773	3.1%
Equity securities, at fair value	916,008	—	—%
Short-term investments, at fair value	234,452	1,999	0.9%
Total investments available for sale	$27,605,563	$813,772	2.9%
Cash equivalents (2)	1,663,373	—	—%
Other investments (3)	842,387	103,844	12.3%
Other assets (4)	17,847	—	—%
Total assets carried at fair value	$30,129,170	$917,616	3.0%
Liabilities
Financial instruments sold, but not yet purchased (5)	$24,316	$—	—%
Other liabilities (6)	37,321	29,374	78.7%
Total liabilities carried at fair value	$61,637	$29,374	47.7%
____________

(1)	Covered Bonds with a fair value of $550.9 million are included within Other asset-backed securities.

(2)	Cash equivalents balances subject to fair value measurements include certificates of deposit and money market funds.

(3)
The Other investments balances exclude certain structured transactions including certain investments in project finance transactions and a payment obligation (for further information, see Item 8, Note 7, “Other Investments,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012) that has provided liquidity financing to a structured credit vehicle as a part of a third party medium term note facility. These Other investments are carried at amortized cost which totaled $293.4 million at June 30, 2013.

(4)	Other assets include derivative instruments, reported on a gross basis.

(5)	Financial instruments sold, but not yet purchased are included within “Payable for investments purchased” on the balance sheet.

(6)	Other liabilities include derivative instruments, reported on a gross basis.
At June 30, 2013, our Level 3 assets represented approximately 3.0% of assets that are measured at fair value and represented approximately 2% of total assets. Our Level 3 liabilities represented approximately 47.7% of liabilities that are measured at fair value but less than 1% of total liabilities at June 30, 2013.
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
Gross unpaid losses and loss expenses totaled $20.0 billion and $20.5 billion at June 30, 2013 and December 31, 2012 respectively. The table below represents a reconciliation of our P&C unpaid losses and loss expenses for the six months ended June 30, 2013:

(U.S. dollars in thousands)	Gross unpaid losses and loss expenses	Unpaid losses and loss expenses recoverable	Net unpaid losses and loss expenses
Balance at December 31, 2012	$20,484,121	$(3,361,703)	$17,122,418
Losses and loss expenses incurred	2,081,957	(301,267)	1,780,690
Losses and loss expenses (paid) / recovered	(2,375,696)	411,628	(1,964,068)
Foreign exchange and other	(199,672)	20,025	(179,647)
Balance at June 30, 2013	$19,990,710	$(3,231,317)	$16,759,393
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
Net reinsurance recoverables were $3.3 billion and $3.4 billion at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013 and December 31, 2012, net reinsurance balances receivable were $105.9 million and $58.4 million respectively. The table below presents our net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable as follows:

(U.S. dollars in thousands)	June 30, 2013	December 31, 2012
Reinsurance balances receivable	$129,419	$113,023
Reinsurance recoverable on future policy benefits	18,930	20,394
Reinsurance recoverable on unpaid losses and loss expenses	3,284,507	3,415,043
Bad debt reserve on unpaid losses and loss expenses recoverable and reinsurance balances receivable	(76,673)	(107,930)
Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$3,356,183	$3,440,530

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
XL-Ireland's and XL-Cayman's future cash flows largely depend on the availability of dividends or other permissible payments from subsidiaries to make principal and interest payments on debt, to pay operating expenses and ordinary and preferred shareholder dividends, to make capital investments in subsidiaries and to pay other obligations that may arise from time to time. The ability of our subsidiaries to pay dividends to us or return capital from shareholders' equity is limited by applicable laws and regulations of the various jurisdictions in which we operate, certain additional required regulatory approvals and financial covenants contained in our letters of credit and revolving credit facilities. The payment of dividends to the holding companies by our principal operating subsidiaries is regulated under the laws of various jurisdictions including Bermuda, the U.K., Ireland and Switzerland, certain insurance statutes of various states in the United States in which the principal operating subsidiaries are licensed to transact business, the other jurisdictions where the Company has regulated subsidiaries and regulations of the Society of Lloyd's. See Item 8, Note 23, “Statutory Financial Data,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion and details regarding the dividend capacity of our major operating subsidiaries. See also Item 1A, “Risk Factors - Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends, make payments on our debt securities and make other payments,” included in our Annual Report on Form 10-K for the year ended December 31, 2012. No assurance can be given that our subsidiaries will pay dividends in the future to XL-Ireland and XL-Cayman.

Under Irish law, share premium was required to be converted to “distributable reserves” for XL-Ireland to pay cash dividends and redeem and buyback shares following the redomestication transaction in which all of the ordinary shares of XL-Cayman were exchanged for all of the ordinary shares of XL-Ireland. On July 23, 2010, the Irish High Court approved XL-Ireland's conversion of share premium to $5.0 billion of distributable reserves, subject to the completion of certain formalities under Irish Company law. These formalities were completed in early August 2010. At June 30, 2013, XL-Ireland had $3.3 billion in distributable reserves.
At June 30, 2013, XL-Ireland and XL-Cayman held cash and investments, net of liabilities associated with cash sweeping arrangements, of $17.8 million and $1.2 billion, respectively, compared to $11.0 million and $1.4 billion, respectively, at December 31, 2012.
All of our outstanding debt at June 30, 2013 was issued by XL-Cayman. The ability of XL-Cayman, like that of the Company, to obtain funds from its subsidiaries to satisfy any of its debts, including obligations under guarantees, is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which we operate, including, among others, Bermuda, the United States, Ireland, Switzerland and the United Kingdom. For details of the required statutory capital and surplus for our principal operating subsidiaries, see Item 8, Note 23, “Statutory Financial Data,” included in our Annual Report on Form 10-K for the year ended December 31, 2012.
See also the Consolidated Statements of Cash Flows in Item 1, Financial Statements included herein.
Sources of Liquidity
At June 30, 2013, on a consolidated basis we had cash and cash equivalents of approximately $2.4 billion as compared to approximately $2.6 billion at December 31, 2012. We have three main sources of cash flows - those provided by operations, investing activities and financing activities:

(U.S. dollars in thousands)	June 30, 2013	June 30, 2012
Operating activities	$359,652	$483,596
Investing activities	$(42,437)	$(5,523)
Financing activities	$(492,150)	$(988,419)
Effects of exchange rate changes on foreign currency cash	$(23,361)	$(3,633)
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
During the six months ended June 30, 2013, net cash flows provided by operating activities were $359.7 million compared to net cash flows provided by operating activities of $483.6 million for the same period in 2012. Although net income was higher during the six months ended June 30, 2013, that increase was more than offset by decreases in other components of non-cash working capital resulting in lower net cash flows from operating activities for the period.
Investing Cash Flows
Generally, positive cash flow from operations and financing activities is invested in our investment portfolio, including affiliates or the acquisition of subsidiaries.
Net cash used in investing activities was $42.4 million in the six months ended June 30, 2013 compared to net cash used of $5.5 million for the same period in 2012. These cash flows were associated with the normal purchase and sale of portfolio investments.

Certain of our invested assets are held in trust and pledged in support of insurance and reinsurance liabilities as well as credit facilities. Such pledges are largely required by our operating subsidiaries that are “non-admitted” under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. Also, certain deposit liabilities and annuity contracts require the use of pledged assets. As further outlined in Item 1, Note 5, “Investments - Pledged Assets,” to the Unaudited Consolidated Financial Statements included herein, certain assets of the investment portfolio are pledged as collateral under our letter of credit facilities. At June 30, 2013 and December 31, 2012, the Company had $15.9 billion and $16.9 billion in pledged assets, respectively.
Financing Cash Flows
Cash flows related to financing activities include ordinary share-related transactions, the payment of dividends, the issue or repayment of preference ordinary shares and deposit liability transactions. During the six months ended June 30, 2013, net cash flows used in financing activities was $492.2 million compared to net cash used of $988.4 million for the same period in 2012. Net cash outflows related primarily to the buybacks of our ordinary shares as described below.
During the six months ended June 30, 2013 and 2012, financing cashflows were impacted by share buybacks. For information regarding share buyback activity, see "Other Key Focuses of Management - Buybacks of Ordinary Shares" included herein.
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
Capital Resources
At June 30, 2013 and December 31, 2012, we had total shareholders' equity of $11.2 billion and $11.9 billion, respectively. In addition to ordinary share capital, we depend on external sources of financing to support our underwriting activities in the form of:

a.	debt;

b.	preference shares;

c.	letter of credit facilities and other sources of collateral; and

d.	revolving credit facilities.
In particular, we require, among other things:

▪
sufficient capital to maintain our financial strength and credit ratings, as issued by several ratings agencies, at levels considered necessary by management to enable our key operating subsidiaries to compete;

▪	sufficient capital to enable our regulated subsidiaries to meet the regulatory capital levels required in the United States, the U.K., Bermuda, Ireland, Switzerland and other key markets;

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
The following table summarizes the components of our current capital resources as follows:

(U.S. dollars in thousands)	June 30, 2013	December 31, 2012
Series D preference ordinary shares	$345,000	$345,000
Series E preference ordinary shares	999,500	999,500
Ordinary share capital	9,892,570	10,510,077
Total ordinary and non-controlling interests capital	$11,237,070	$11,854,577
Notes payable and debt	1,666,913	1,666,103
Total capital	$12,903,983	$13,520,680
Ordinary Share Capital
The following table reconciles the opening and closing ordinary share capital positions as follows:

(U.S. dollars in thousands)	June 30, 2013	December 31, 2012
Ordinary shareholders’ equity – beginning of period	$10,510,077	$9,411,660
Net income (loss) attributable to ordinary shareholders	623,487	651,128
Share buybacks	(375,422)	(402,931)
Share issues	8,409	6,945
Ordinary share dividends	(82,341)	(135,572)
Change in accumulated other comprehensive income	(809,260)	936,955
Share-based compensation and other	17,620	41,892
Ordinary shareholders’ equity – end of period	$9,892,570	$10,510,077
Debt
The following tables presents our debt under outstanding securities and lenders' commitments at June 30, 2013:

				Payments Due by Period
(U.S. dollars in thousands)	Commitment/ Debt	In Use/ Outstanding	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
4-year revolver	$1,000,000	$—	2015	$—	$—	$—	$—
5.25% Senior Notes	600,000	598,885	2014	—	600,000	—	—
5.75% Senior Notes	400,000	396,446	2021	—	—	—	400,000
6.375% Senior Notes	350,000	348,756	2024	—	—	—	350,000
6.25% Senior Notes	325,000	322,826	2027	—	—	—	325,000
	$2,675,000	$1,666,913		$—	$600,000	$—	$1,075,000
Adjustment to carrying value - impact of fair value hedges		$4,721
Total		$1,671,634
“In Use/Outstanding” data represent June 30, 2013 accreted values. “Payments Due by Period” data represents ultimate redemption values.
In addition, see Item 8, Note 13, “Notes Payable and Debt and Financing Arrangements,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 for further information.
At June 30, 2013, banks and investors provided us with $2.7 billion of debt capacity, of which $1.7 billion was utilized. This debt capacity consists of:

▪	a revolving credit facility of $1.0 billion; and

▪
senior unsecured notes of approximately $1.7 billion issued by XL-Cayman. These notes require XL-Cayman to pay a fixed rate of interest during their terms. At June 30, 2013, there were four outstanding issues of senior unsecured notes:

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

At June 30, 2013, $275 million of letters of credit were issued under the 2013 Credit Agreement and therefore not available as revolving credit loans.
Preferred Shares and Non-controlling Interest in Equity of Consolidated Subsidiaries
The Series D preference ordinary shares and the Series E preference ordinary shares are issued by XL-Cayman. Accordingly, these instruments represent non-controlling interests in our consolidated financial statements and are presented as non-controlling interest in equity of consolidated subsidiaries. At both June 30, 2013 and December 31, 2012, the face values of the outstanding Series D and Series E preference ordinary shares were $345.0 million and $999.5 million, respectively.
Letter of Credit Facilities and other sources of collateral
At June 30, 2013, we had six letter of credit (“LOC”) facilities in place with total availability of $4.3 billion, of which $1.9 billion was utilized.

				Amount of Commitment Expiration by Period
(U.S. dollars in thousands)	Commitment/ Debt	In Use/ Outstanding	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
LOC Facility (1)	$1,000,000	$837,620	2014	$837,620		$—	$—
LOC Facility (2) (3)	1,350,000	—	2015	—	—	—	—
LOC Facility (3)	650,000	370,003	2015	—	370,003		—
LOC Facility	750,000	288,939	Continuous	—	—	—	288,939
LOC Facility	250,000	120,407	Continuous	—	—	—	120,407
LOC Facility (4)	275,000	275,000	2015	—	275,000	—
Six LOC facilities	$4,275,000	$1,891,969		$837,620	$645,003	$—	$409,346
____________

(1)	We have the option to increase the size of the March 2011 Credit Agreement by an additional $500 million.

(2)	This letter of credit facility includes $1.0 billion that is also included in the “4-year revolver” listed under Debt.

(3)	We have the option to increase the size of the facilities under the December 2011 Credit Agreements by an additional $500 million across both such facilities.

(4)	We have the option to increase the maximum amount of letters of credit and revolving credit loans available under the 2013 Credit Agreement, as amended, with the lender's and issuing lender's consent.
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
On March 25, 2011, we entered into a secured credit agreement (the “March 2011 Credit Agreement”) that currently provides for the issuance of letters of credit in an aggregate amount of up to $1 billion with the option to increase the size of the facility by an additional $500 million. Concurrent with the effectiveness of the March 2011 Credit Agreement, the commitments of the lenders under the 2007 Credit Agreement were reduced from $4 billion to $3 billion. The commitments under the March 2011 Credit Agreement will expire on, and the credit facility is available on a continuous basis until, the earlier of (i) March 25, 2014 and (ii) the date of termination in whole of the commitments upon an optional termination or reduction of the commitments by the account parties or upon the occurrence certain events of default.
On December 9, 2011, we entered into (i) a secured credit agreement (the “December 2011 Secured Credit Agreement”) and (ii) an unsecured credit agreement (the “December 2011 Unsecured Credit Agreement” and together with the December 2011 Secured Credit Agreement, the “December 2011 Credit Agreements”). In connection with the December 2011 Credit Agreements, the 2007 Credit Agreement was terminated. The March 2011 Credit Agreement continues in force, but was amended to conform certain of its terms to those of the December 2011 Secured Credit Agreement.
The 2007 Credit Agreement had provided for letters of credit and for revolving credit loans of up to $750 million with the aggregate amount of outstanding letters of credit and revolving credit loans thereunder not to exceed $3 billion. At the time at which it was terminated and the December 2011 Credit Agreements became effective, there were no outstanding revolving credit loans under the 2007 Credit Agreement. A portion of the letters of credit outstanding under the 2007 Credit Agreement at the time of its termination were continued under the March 2011 Credit Agreement and the remainder was continued under the December 2011 Credit Agreements.
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
The commitments under each December 2011 Credit Agreement expire on, and such credit facilities are available until, the earlier of (i) December 9, 2015 and (ii) the date of termination in whole of the commitments upon an optional termination or reduction of the commitments by the account parties or upon the occurrence certain events of default.
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
On May 7, 2013, XL-Cayman entered into a new credit agreement with Citicorp USA, Inc., as administrative agent and issuing lender, and the lenders party thereto (the “2013 Credit Agreement”), and a continuing agreement for standby letters of credit with Citibank, N.A. On May 13, 2013 and May 15, 2013, XL-Cayman entered into a credit agreement first amendment and credit agreement second amendment, respectively, to the 2013 Credit Agreement. Collectively, the 2013 Credit Agreement, as amended, and the continuing agreement for standby letters of credit provide for issuance of letters of credit and revolving credit loans up to $275 million. XL-Cayman has the option to increase the maximum amount of letters of credit and revolving credit loans available under the 2013 Credit Agreement, as amended, with the lender's and issuing lender's consent.
The commitments under the 2013 Credit Agreement, as amended, expire on, and such credit facility is available until, the earlier of (i) June 20, 2015 and (ii) the date of termination in whole of the commitments upon an optional termination or reduction of the commitments by the account parties or upon the occurrence certain events of default.
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
We may enter into derivatives and other financial instruments primarily for risk management purposes. For example, we may use derivatives to hedge foreign exchange and interest rate risk related to our consolidated net exposures. From time to time, we may also use instruments such as futures, options, interest rate swaps, credit default swaps and foreign currency forward contracts to manage the risk of interest rate changes, credit deterioration, foreign currency exposures, and other market related exposures as well as to obtain exposure to a particular financial market. Historically, we entered into credit derivatives outside of the investment portfolio in conjunction with the legacy financial guarantee and financial products operations. We seek to manage the risks associated with derivative use with guidelines established by senior management. Derivative instruments are carried at fair value with the resulting changes in fair value recognized in income in the period in which they occur. For further information, see Item 1, Note 6, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements included herein.
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
Interest Rate Risk
Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. Our fixed income portfolio is exposed to interest rate risk. Our liabilities are accrued at a static rate from an accounting standpoint. However, management considers the liabilities to have an economic exposure to interest rate risk and manages the net economic exposure to interest rate risk considering both assets and liabilities. Interest rate risk is managed within the context of our Strategic Asset Allocation ("SAA") process by specifying SAA benchmarks relative to the estimated duration of our liabilities and managing the fixed income portfolio relative to the benchmarks such that the overall economic effect of interest rate risk is within management's risk tolerance. Nevertheless, we remain exposed to interest rate risk with respect to our overall net asset position and more generally from an accounting standpoint since the assets are carried at fair value, while liabilities are accrued at a static rate.
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
Foreign currency exchange rate gains and losses in our consolidated Statement of Income arise for accounting purposes when net assets or liabilities are denominated in foreign currencies that differ from the functional currency of those subsidiaries. While unrealized foreign exchange gains and losses on underwriting balances are reported in earnings, the offsetting unrealized gains and losses on invested assets are recorded as a separate component of shareholders' equity, to the extent that the asset currency does not match that entity's functional currency. This results in an accounting mismatch that will result in foreign exchange gains or losses in the consolidated statements of income depending on the movement in certain currencies. We have formed several branches with Euro and U.K. sterling functional currencies and continue to focus on attempting to limit exposure to foreign exchange risk.
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
The principal currencies creating our foreign exchange risk are the U.K. sterling, the Euro, the Swiss franc and the Canadian dollar. The following table provides more information on our net exposures to these principal foreign currencies at June 30, 2013 and December 31, 2012:

(Foreign currency in millions)	June 30, 2013	December 31, 2012
Euro	73.3	252.2
U.K. Sterling	36.0	81.6
Swiss Franc	152.9	117.0
Canadian Dollar	148.2	129.2
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
We have an established credit risk governance process delegated to the Credit Subcommittee of the Enterprise Risk Management Committee. The governance process is designed to ensure that transactions and activities, individually and in the aggregate, are carried out within established risk tolerances. This process also recognizes the potential for clash (which cover a number of substantially similar claims against multiple policyholders) risk that could arise from credit events owing to the identified credit risk embedded in certain underwriting businesses, as well as our investment activities and reinsurance relationships. In particular, certain of our underwriting activities expose us to indirect credit risk in that profitability of certain strategies can correlate with credit events at the issuer, industry or country level. We manage these risks through established underwriting policies that operate in accordance with established limit and escalation frameworks.
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
Credit Risk – Investment Portfolio
Credit risk in the investment portfolio is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries and countries. A widening of credit spreads will increase the net unrealized loss position, will increase losses associated with credit-based derivatives where we assume credit exposure, and, if issuer credit spreads increase significantly for an extended period of time and, in a period of increasing defaults, would also likely result in higher OTTI charges. All else held equal, credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes that could have a material adverse effect on our consolidated results of operations or financial condition. The credit spread duration in our fixed income portfolio, excluding the impact of the HTM election, was 3.8 years at June 30, 2013.
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
The table below shows our aggregate fixed income portfolio by credit rating in percentage terms of our aggregate fixed income exposure (including fixed maturities, short-term investments, cash equivalents and net payable for investments purchased) at June 30, 2013:

Percentage of Aggregated Fixed Income Portfolio (1)
AAA	44.2%
AA	19.8%
A	22.4%
BBB	10.7%
BB or Below	2.7%
NR	0.2%
Total	100.0%
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

At June 30, 2013, the average credit quality of our aggregate fixed income investment portfolio was “Aa3/AA-" compared to “Aa2/AA” at December 31, 2012. Our $9.9 billion portfolio of government and government related, agency, sovereign and cash holdings was rated "AA+", our $11.7 billion portfolio of corporates was rated “A", and our $8.2 billion structured securities portfolio was rated "AA+" or higher. The decline in the average credit quality of our aggregate fixed income investment portfolio during 2013 was primarily due to the downgrade of United Kingdom and France sovereign debt by Moody's Investors Service. The downgrade reduced our internal rating of securities issued or guaranteed by the United Kingdom and France, which is based on the average credit rating of Standard & Poor's, Moody's Investors Service and Fitch Ratings.
We are closely monitoring our corporate financial bond holdings given the events of the past five years. The table below summarizes our significant exposures (defined as bonds issued by financial institutions with an amortized cost in excess of $50.0 million) to corporate bonds of financial issuers including Covered Bonds held within our AFS and HTM investment portfolio holdings at June 30, 2013, representing both amortized cost and net unrealized gains (losses):

	June 30, 2013
Issuer (by Global Ultimate Parent) (1) (U.S. dollars in millions)	Weighted Average Credit Quality (2)	Amortized Cost	Unrealized Gain/ (Loss)
JPMorgan Chase & Co.	A	$195.2	$(2.0)
Citigroup Inc.	A-	184.8	1.9
Rabobank Nederland Nv	AA-	180.3	3.0
The Goldman Sachs Group, Inc.	BBB+	156.4	5.5
National Australia Bank Limited	AA-	133.6	3.5
Lloyds Banking Group Plc	AA-	130.6	5.0
HSBC Holdings Plc	A+	125.7	(4.2)
Bank of America Corporation	BBB+	118.9	1.8
Morgan Stanley	A-	111.9	0.9
UBS AG	A+	100.4	1.7
The Bank of Nova Scotia	AA-	96.2	2.2
Wells Fargo & Company	A+	88.0	1.9
Credit Suisse Group Ag	A+	83.7	1.5
Commonwealth Bank Of Australia	AA-	83.4	3.3
Standard Chartered Plc	A+	74.9	2.5
Westpac Banking Corporation	AA-	71.1	4.5
Royal Bank of Canada	AA-	68.9	1.0
Nordea Bank AB (Publ)	AA-	65.3	1.3
ING Groep N.V.	AA	63.6	1.2
The Bank Of New York Mellon Corporation	AA-	58.7	1.9
Canadian Imperial Bank Of Commerce	AA	56.6	1.5
Government of Netherlands (ABN Amro)	AAA	53.6	5.5
Australia and New Zealand Banking Group Limited	AA-	53.3	1.2
HM Government Cabinet Office (Northern Rock Plc)	AAA	50.1	5.5
____________

(1)	Includes Covered Bonds.

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

	June 30, 2013
Issuer (by Global Ultimate Parent) (U.S. dollars in millions)	Tier One Amortized Cost	Upper Tier Two Amortized Cost	Total Amortized Cost	Net Unrealized (Loss)
Barclays Plc	$5.0	$27.3	$32.3	$(3.6)
Zurich Insurance Group Ltd.	—	25.4	25.4	0.5
Nationwide Building Society	20.3	—	20.3	(3.0)
JPMorgan Chase & Co.	20.2	—	20.2	(4.3)
The British United Provident Association Limited	—	19.8	19.8	(0.2)
National Australia Bank Limited	19.8	—	19.8	(0.2)
Aviva Plc	4.8	13.7	18.5	(1.2)
The Goldman Sachs Group, Inc.	18.5	—	18.5	(0.6)
Mitsubishi UFJ Financial Group, Inc.	18.4	—	18.4	1.0
Legal & General Group Plc	—	18.0	18.0	0.2
Total	$107.0	$104.2	$211.2	$(11.4)
At June 30, 2013, the top 10 corporate financial holdings, which exclude government guaranteed and government sponsored enterprises, represented approximately 4.7% of the aggregate fixed income portfolio and approximately 12.3% of all corporate holdings. The top 10 corporate bond holdings listed below represent the direct exposure to the corporations listed below, including their subsidiaries, and excludes any securitized, credit enhanced and collateralized asset or mortgage-backed securities, cash and cash equivalents, pooled notes and any over-the-counter (“OTC”) derivative counterparty exposures, if applicable, but does include Covered Bonds:

Top 10 Corporate Financial Holdings (1)	Percentage of Aggregate Fixed Income Portfolio
JPMorgan Chase & Co.	0.6%
Citigroup Inc.	0.6%
Rabobank Nederland NV	0.6%
The Goldman Sachs Group, Inc.	0.5%
National Australia Bank Limited	0.4%
Lloyds Banking Group Plc	0.4%
HSBC Holdings Plc	0.4%
Bank Of America Corporation	0.4%
Morgan Stanley	0.4%
UBS AG	0.3%
____________

(1)	Corporate issuers include Covered Bonds.
At June 30, 2013, the top 5 corporate sector exposures listed below represented 29.0% of the aggregate fixed income investment portfolio and 76.9% of all corporate holdings.

Top 5 Sector Exposures (U.S. dollars in millions)	Carrying Value	Percentage of Aggregate Fixed Income Portfolio
Financials (1)	$3,368.6	10.9%
Consumer, Non-Cyclical	2,236.7	7.2%
Utilities	1,346.1	4.4%
Industrial	1,030.1	3.3%
Communications	991.9	3.2%
Total	$8,973.4	29.0%
____________

(1)	Government-guaranteed securities and Covered Bonds have been excluded from the above figures.
Within our fixed income portfolios, we are further monitoring our exposure to holdings in the European Periphery Nations. In particular, the fair values of our holdings representing risk in European Periphery Nations are: government holdings of $16.1 million, corporate holdings of $121.5 million (financials $0.8 million, non-financials $120.7 million) and structured securities holdings totaling $8.8 million. The non-financial corporate holdings primarily consist of securities issued by multinational companies with low reliance on local economics and systemically important industries such as utilities and telecoms. For further detail on our exposure to the Euro-zone sovereign debt crisis, please refer to Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations - European Sovereign Debt Crisis.”
We also have exposure to credit risk associated with our mortgage-backed and asset-backed securities. The table below shows the breakdown of the $8.2 billion structured securities portfolio, of which 80.7% is AAA rated:

(U.S. dollars in millions)	Carrying Value	Percentage of Structured Portfolio
Agency RMBS	$4,446.7	54.3%
Other ABS (1)	1,289.3	15.8%
CMBS	1,265.3	15.5%
Core CDO (non-ABS CDOs and CLOs)	714.2	8.7%
Non-Agency RMBS	469.3	5.7%
Total	$8,184.8	100.0%
____________

(1)	Includes Covered Bonds.

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
Equity Price Risk
Equity price risk is the potential loss arising from changes in the market value of equities. Our equity investment portfolio is exposed to equity price risk. At June 30, 2013, our equity portfolio was approximately $916.0 million as compared to $547.1 million at December 31, 2012. This excludes fixed income fund investments of $91.3 million and $101.9 million at June 30, 2013 and December 31, 2012, respectively, that generally do not have the risk characteristics of equity investments but are treated as equity investments under U.S. GAAP. At June 30, 2013 and December 31, 2012, our direct allocation to equity securities was 2.6% and 1.5%, respectively, of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased). We also estimate the equity risk embedded in certain alternative and private investments. Such estimates are derived from market exposures provided to us by certain individual fund investments and/or internal statistical analyses.
Other Market Risks
Our private investment portfolio is invested in limited partnerships and other entities that are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments and risks specific to startup or small companies. At June 30, 2013, our exposure to private investments, excluding unfunded commitments, was $272.0 million, representing 0.8% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) compared to $307.5 million at December 31, 2012
Our alternative investment portfolio, which is exposed to equity and credit risk as well as certain other market risks, had a total exposure of $1,504.3 million representing approximately 4.2% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) at June 30, 2013, as compared to December 31, 2012 when we had a total exposure of $1,322.1 million representing approximately 3.9% of the fixed income investment portfolio.
At June 30, 2013, bond and stock index futures outstanding had net long positions of $373.4 million and $26.5 million, respectively, as compared to net long positions of $17.4 million and $29.1 million at December 31, 2012, respectively. We may reduce our exposure to these futures through offsetting transactions, including options and forwards.
As noted above, we also invest in certain derivative positions that can be impacted by market value movements. For further details on derivative instruments, see Item 1, Note 6, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements included herein.

Sensitivity and Value-at-Risk Analysis
The table below summarizes our assessment of the estimated impact on the value of our investment portfolio at June 30, 2013 associated with an immediate and hypothetical: +100bps increase in interest rates, a -10% decline in equity markets, a +100bps widening in spreads and a +10% widening in spreads. The table also reports the 95%, 1-year VaRs for our investment portfolios at June 30, 2013, excluding foreign exchange.
The interest rate, spread risk, and VaR referenced in the table below include the impact of market movements on our HTM fixed maturities from our Life operations investment portfolio. While the market value of these holdings is sensitive to prevailing interest rates and credit spreads, our book value is not impacted as these holdings are carried at amortized cost. At June 30, 2013, if we were to exclude these impacts in order to present the impact of these risks to our book value, the interest rate risk would be reduced by approximately $289.4 million, absolute spread risk would be reduced by approximately $195.1 million, relative spread risk would be reduced by approximately $19.1 million, and VaR would be reduced by approximately $373.2 million.
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

(U.S. dollars in millions)	Interest Rate Risk (1)	Equity Risk (2)	Absolute Spread Risk (3)	Relative Spread Risk (4)	VaR (5), (6)
Total Investment Portfolio (7)	$(1,456.7)	$(153.6)	$(1,323.6)	$(153.6)	$2,396.2
A. P&C Investment Portfolio	$(930.3)	$(153.6)	$(871.9)	$(87.5)	$1,651.9
(I) P&C Fixed Income Portfolio	(930.3)	—	(871.9)	(87.5)	1,448.5
(a) Cash & Short Term Investments	(28.6)	—	(9.8)	(0.4)	31.4
(b) Total Government Related	(362.4)	—	(240.9)	(11.6)	643.8
(c) Total Corporate Credit	(272.6)	—	(300.8)	(35.5)	399.8
(d) Total Structured Credit	(266.8)	—	(320.3)	(40.0)	408.3
(II) P&C Non-Fixed Income Portfolio	—	(153.6)	—	—	280.0
(e) Equity Portfolio	—	(82.6)	—	—	147.2
(f) Alternative Portfolio	—	(42.2)	—	—	109.3
(g) Private Investments	—	(28.8)	—	—	63.5
(h) Other	—	—	—	—	9.5
B. Life Investment Portfolio	$(519.6)	$—	$(418.8)	$(62.5)	$770.6
(III) Life Fixed Income Portfolio	(519.6)	—	(418.8)	(62.5)	770.6
(i) Cash & Short Term Investments	(0.1)	—	—	—	0.1
(j) Total Government Related	(211.7)	—	(81.1)	(4.3)	272.5
(k) Total Corporate Credit	(252.2)	—	(274.4)	(46.6)	421.2
(l) Total Structured Credit	(55.6)	—	(63.4)	(11.5)	86.1
(IV) Life Non-Fixed Income Portfolio	—	—	—	—	—
____________

(1)	The estimated impact on the fair value of our fixed income portfolio of an immediate hypothetical +100 bps adverse parallel shift in global bond curves.

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

(5)
The VaR results are based on a 95% confidence interval, with a one-year holding period, excluding foreign exchange rate risk. Our investment portfolio VaR at June 30, 2013 is not necessarily indicative of future VaR levels as these are based on statistical estimates of possible price changes and, therefore, exclude other sources of investment return such as coupon and dividend income.

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
We are subject to legal proceedings and claims, as described in our Annual Report on Form 10-K for the year ended December 31, 2012. Material developments to such proceedings during the three months ended June 30, 2013 are described below.
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
Legal actions are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions other than claims proceedings, both individually and in the aggregate, will not result in losses having a material adverse effect on our financial position or liquidity at June 30, 2013.

ITEM 1A.	RISK FACTORS
Refer to Item 1A., "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2012 for further information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliate Purchasers
The following table provides information about purchases by the Company during the three months ended June 30, 2013 of its ordinary shares:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
April 1, 2013 to April 30, 2013	2,085,128	$30.68	2,084,255	$661.1 million
May 1, 2013 to May 31, 2013	1,231,043	31.50	1,218,701	$622.7 million
June 1, 2013 to June 30, 2013	1,540,691	30.94	1,540,691	$575.0 million
Total	4,856,862	$30.97	4,843,647	$575.0 million
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

The following exhibits are filed as exhibits to this Quarterly Report:

10.1
Second Amendment to Employment Agreement, dated April 26, 2013, between XL Group plc and Michael S. McGavick, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on April 29, 2013

10.2
Credit Agreement, dated as of May 7, 2013, between XLIT Ltd., Citicorp USA, Inc., as Administrative Agent and Issuing Lender, and the Lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on May 7, 2013

10.3
Continuing Agreement for Standby Letters of Credit, dated as of May 7, 2013, between XLIT Ltd. and Citibank, N.A., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on May 7, 2013

10.4
Letter Agreement, dated as of May 7, 2013, between XLIT Ltd. and Citicorp USA, Inc., incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on May 7, 2013

10.5
Credit Agreement First Amendment, dated as of May 13, 2013, to the Credit Agreement, dated as of May 7, 2013, between XLIT Ltd., Citicorp USA, Inc., as Administrative Agent and Issuing Lender, and the Lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on May 13, 2013

10.6
Fee Letter Amendment No. 1, dated as of May 13, 2013, to the Letter Agreement, dated as of May 7, 2013, between XLIT Ltd. and Citicorp USA, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on May 13, 2013

10.7
Credit Agreement Second Amendment, dated as of May 15, 2013, to the Credit Agreement, dated as of May 7, 2013, between XLIT Ltd., Citicorp USA, Inc., as Administrative Agent and Issuing Lender, and the Lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on May 15, 2013

10.8
Fee Letter Amendment No. 2, dated as of May 15, 2013, to the Letter Agreement, dated as of May 7, 2013, between XLIT Ltd. and Citicorp USA, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on May 15, 2013

10.9*	Amendment to the Amended and Restated Directors Stock & Option Plan

12*	Statements regarding computation of ratios

31*	Rule 13a-14(a)/15d-14(a) Certifications

32*	Section 1350 Certification

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 5, 2013
XL Group plc
(Registrant)
/s/ MICHAEL S. MCGAVICK

Name: Michael S. McGavick
Title: Chief Executive Officer and Director
XL Group plc

Date:	August 5, 2013
/s/ PETER R. PORRINO

Name: Peter R. Porrino
Title: Executive Vice President and Chief Financial Officer
XL Group plc