Form 10-Q
period 2013-09-30
XL GROUP PLC
filed 2013-10-31
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
As of October 29, 2013, there were 282,810,509 outstanding Ordinary Shares, $0.01 par value per share, of the registrant.

XL GROUP PLC

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
XL GROUP PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)	September 30, 2013	December 31, 2012
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost: 2013, $26,772,143; 2012, $26,544,806)	$27,282,442	$27,846,920
Equity securities, at fair value (cost: 2013, $878,679; 2012, $617,486)	974,733	649,359
Short-term investments, at fair value (amortized cost: 2013, $271,465; 2012, $322,563)	272,705	322,703
Total investments available for sale	$28,529,880	$28,818,982
Fixed maturities, held to maturity at amortized cost (fair value: 2013, $3,116,940; 2012, $3,262,804)	2,802,111	2,814,447
Investments in affiliates	1,362,484	1,126,875
Other investments	1,125,045	1,219,879
Total investments	$33,819,520	$33,980,183
Cash and cash equivalents	2,130,893	2,618,378
Accrued investment income	347,996	342,778
Deferred acquisition costs	722,151	675,653
Ceded unearned premiums	772,563	587,074
Premiums receivable	2,911,880	2,568,862
Reinsurance balances receivable	97,100	58,428
Unpaid losses and loss expenses recoverable	3,352,667	3,382,102
Receivable from investments sold	43,261	16,002
Goodwill and other intangible assets	410,933	408,527
Deferred tax asset	222,638	166,143
Other assets	794,781	582,765
Total assets	$45,626,383	$45,386,895

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$20,407,428	$20,484,121
Deposit liabilities	1,505,180	1,551,398
Future policy benefit reserves	4,762,044	4,812,046
Unearned premiums	4,254,939	3,755,086
Notes payable and debt	1,671,062	1,672,778
Reinsurance balances payable	480,822	143,112
Payable for investments purchased	146,502	102,113
Deferred tax liability	123,244	141,803
Other liabilities	1,022,648	868,036
Total liabilities	$34,373,869	$33,530,493
Commitments and Contingencies
Shareholders’ Equity:
Ordinary shares, 999,990,000 authorized, par value $0.01; issued and outstanding (2013, 282,810,509; 2012, 298,681,573)	$2,828	$2,987
Additional paid in capital	8,129,923	8,584,752
Accumulated other comprehensive income	762,316	1,520,020
Retained earnings	1,012,829	402,318
Shareholders’ equity attributable to XL Group plc	$9,907,896	$10,510,077
Non-controlling interest in equity of consolidated subsidiaries	1,344,618	1,346,325
Total shareholders’ equity	$11,252,514	$11,856,402
Total liabilities and shareholders’ equity	$45,626,383	$45,386,895
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(U.S. dollars in thousands, except per share data)	2013	2012	2013	2012
Revenues:
Net premiums earned	$1,625,312	$1,548,041	$4,717,396	$4,471,051
Net investment income	237,921	239,481	716,935	767,354
Realized investment gains (losses):
Net realized gains (losses) on investments sold	1,229	7,136	85,733	64,703
Other-than-temporary impairments on investments	(2,388)	(10,295)	(7,676)	(45,027)
Other-than-temporary impairments on investments transferred to (from) other comprehensive income	(799)	(2,334)	(2,538)	(16,760)
Total net realized gains (losses) on investments	$(1,958)	$(5,493)	$75,519	$2,916
Net realized and unrealized gains (losses) on derivative instruments	880	6,254	3,660	2,656
Income (loss) from investment fund affiliates	5,079	16,049	83,843	38,555
Fee income and other	10,875	13,306	31,378	36,378
Total revenues	$1,878,109	$1,817,638	$5,628,731	$5,318,910
Expenses:
Net losses and loss expenses incurred	$1,006,520	$894,077	$2,787,210	$2,574,497
Claims and policy benefits	116,549	119,438	344,269	371,893
Acquisition costs	238,328	236,347	690,473	679,434
Operating expenses	311,506	305,745	898,497	887,210
Exchange (gains) losses	20,303	18,690	(24,463)	13,432
Interest expense	37,926	37,907	114,830	134,564
Total expenses	$1,731,132	$1,612,204	$4,810,816	$4,661,030
Income (loss) before income tax and income (loss) from operating affiliates	$146,977	$205,434	$817,915	$657,880
Income (loss) from operating affiliates	24,590	2,763	88,413	39,473
Provision (benefit) for income tax	897	451	73,248	51,813
Net income (loss)	$170,670	$207,746	$833,080	$645,540
Non-controlling interests	35,022	35,844	73,944	75,856
Net income (loss) attributable to ordinary shareholders	$135,648	$171,902	$759,136	$569,684
Weighted average ordinary shares and ordinary share equivalents outstanding, in thousands – basic	285,393	304,199	289,957	309,675
Weighted average ordinary shares and ordinary share equivalents outstanding, in thousands – diluted	290,490	307,764	294,828	312,602
Earnings (loss) per ordinary share and ordinary share equivalent – basic	$0.48	$0.57	$2.62	$1.84
Earnings (loss) per ordinary share and ordinary share equivalent – diluted	$0.47	$0.56	$2.57	$1.82
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(U.S. dollars in thousands)	2013	2012	2013	2012
Net income (loss) attributable to ordinary shareholders	$135,648	$171,902	$759,136	$569,684
Change in net unrealized gains (losses) on investments, net of tax	66,696	456,642	(760,705)	778,300
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	(27,831)	14,614	(2,189)	30,997
Change in OTTI losses recognized in other comprehensive income, net of tax	7,469	25,936	27,089	52,353
Change in underfunded pension liability	1,092	(2,026)	1,387	(2,033)
Change in value of cash flow hedge	110	110	330	330
Foreign currency translation adjustments	4,020	17,415	(23,616)	(19,551)
Comprehensive income (loss)	$187,204	$684,593	$1,432	$1,410,080
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Nine Months Ended
	September 30,
(U.S. dollars in thousands)	2013	2012
Ordinary Shares:
Balance - beginning of year	$2,987	$3,156
Issuance of ordinary shares	11	9
Buybacks of ordinary shares	(177)	(162)
Exercise of stock options	7	3
Balance - end of period	$2,828	$3,006
Additional Paid in Capital:
Balance - beginning of year	$8,584,752	$8,938,679
Issuance of ordinary shares	22	1,380
Buybacks of ordinary shares	(499,229)	(350,996)
Exercise of stock options	9,711	4,784
Share-based compensation expense	34,667	36,529
Balance - end of period	$8,129,923	$8,630,376
Accumulated Other Comprehensive Income (Loss):
Balance - beginning of year	$1,520,020	$583,065
Change in net unrealized gains (losses) on investments, net of tax	(760,705)	778,300
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	(2,189)	30,997
Change in OTTI losses recognized in other comprehensive income, net of tax	27,089	52,353
Change in underfunded pension liability	1,387	(2,033)
Change in value of cash flow hedge	330	330
Foreign currency translation adjustments	(23,616)	(19,551)
Balance - end of period	$762,316	$1,423,461
Retained Earnings (Deficit):
Balance - beginning of year	$402,318	$(113,242)
Net income (loss) attributable to ordinary shareholders	759,136	569,684
Dividends on ordinary shares	(122,513)	(102,236)
Buybacks of ordinary shares	(26,112)	—
Balance - end of period	$1,012,829	$354,206
Non-controlling Interest in Equity of Consolidated Subsidiaries:
Balance - beginning of year	$1,346,325	$1,344,472
Non-controlling interests - contribution	500	1,500
Non-controlling interests - distribution	(37)	—
Non-controlling interests	(300)	(62)
Non-controlling interest share in change in accumulated other comprehensive income (loss)	(29)	473
Non-controlling interests - deconsolidation	(1,841)	—
Balance - end of period	$1,344,618	$1,346,383
Total Shareholders’ Equity	$11,252,514	$11,757,432
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(U.S. dollars in thousands)	2013	2012
Cash flows provided by (used in) operating activities:
Net income (loss)	$833,080	$645,540
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on investments	(75,519)	(2,916)
Net realized and unrealized (gains) losses on derivative instruments	(3,660)	(2,656)
Amortization of premiums (discounts) on fixed maturities	127,524	119,819
(Income) loss from investment and operating affiliates	(172,256)	(78,028)
Share-based compensation	45,447	41,827
Depreciation	44,147	41,735
Accretion of deposit liabilities	36,779	65,585
Changes in:
Unpaid losses and loss expenses	(85,471)	(609,175)
Future policy benefit reserves	(128,281)	(132,834)
Unearned premiums	486,249	524,341
Premiums receivable	(341,520)	(380,164)
Unpaid losses and loss expenses recoverable	28,566	354,698
Ceded unearned premiums	(183,198)	(121,791)
Reinsurance balances receivable	(38,612)	(5,146)
Deferred acquisition costs	(47,859)	(47,629)
Reinsurance balances payable	338,769	413,658
Deferred tax asset - net	(3,693)	24,058
Derivatives	14,563	49,567
Other assets	(81,148)	(53,297)
Other liabilities	39,645	108,067
Other	19,337	(61,079)
Total adjustments	$19,809	$248,640
Net cash provided by (used in) operating activities	$852,889	$894,180
Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$3,042,348	$2,456,889
Proceeds from redemption of fixed maturities and short-term investments	3,142,738	3,212,626
Proceeds from sale of equity securities	95,083	212,034
Purchases of fixed maturities and short-term investments	(6,480,368)	(5,874,664)
Purchases of equity securities	(358,484)	(289,553)
Investment affiliates, net	(94,760)	58,415
Other, net	83,575	(113,538)
Net cash provided by (used in) investing activities	$(569,868)	$(337,791)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of ordinary shares and exercise of stock options	$9,718	$4,651
Buybacks of ordinary shares	(525,520)	(351,158)
Dividends paid on ordinary shares	(121,131)	(101,753)
Distributions to non-controlling interests	(42,026)	(43,283)
Contributions from non-controlling interests	500	1,500
Repayment of debt	—	(600,000)
Deposit liabilities	(87,788)	(114,376)
Net cash provided by (used in) financing activities	$(766,247)	$(1,204,419)
Effects of exchange rate changes on foreign currency cash	(4,259)	20,210
Increase (decrease) in cash and cash equivalents	$(487,485)	$(627,820)
Cash and cash equivalents - beginning of period	2,618,378	3,825,125
Cash and cash equivalents - end of period	$2,130,893	$3,197,305
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Preparation and Consolidation
Unless the context otherwise indicates, references herein to the “Company” include XL Group plc, an Irish public limited company ("XL-Ireland"), and its consolidated subsidiaries.
These unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but do not include all disclosures required by GAAP. In the opinion of management, these unaudited financial statements reflect all adjustments considered necessary for a fair statement of financial position and results of operations at the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All inter-company accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates. For further information, see Item 8, Note 2(a), “Significant Accounting Policies – Basis of Preparation and Consolidation,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3. Fair Value Measurements

(a) Fair Value Summary
The following tables set forth the Company’s assets and liabilities that were accounted for at fair value at September 30, 2013 and December 31, 2012 by level within the fair value hierarchy:

September 30, 2013 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at September 30, 2013
Assets
U.S. Government and Government - Related/Supported	$—	$2,175,989	$—	$—	$2,175,989
Corporate (1)	—	10,726,705	32,627	—	10,759,332
Residential mortgage-backed securities – Agency (“RMBS - Agency”)	—	4,051,793	17,289	—	4,069,082
Residential mortgage-backed securities – Non-Agency (“RMBS - Non-Agency”)	—	399,390	9	—	399,399
Commercial mortgage-backed securities (“CMBS”)	—	1,177,921	19,960	—	1,197,881
Collateralized debt obligations (“CDO”)	—	7,597	704,551	—	712,148
Other asset-backed securities (2)	—	1,138,681	12,454	—	1,151,135
U.S. States and political subdivisions of the States	—	1,818,098	—	—	1,818,098
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	4,999,378	—	—	4,999,378
Total fixed maturities, at fair value	$—	$26,495,552	$786,890	$—	$27,282,442
Equity securities, at fair value (3)	469,857	504,876	—	—	974,733
Short-term investments, at fair value (1)(4)	—	270,647	2,058	—	272,705
Total investments available for sale	$469,857	$27,271,075	$788,948	$—	$28,529,880
Cash equivalents (5)	1,141,559	285,318	—	—	1,426,877
Other investments (6)	—	727,289	103,856	—	831,145
Other assets (7)	—	30,579	—	(2,600)	27,979
Total assets accounted for at fair value	$1,611,416	$28,314,261	$892,804	$(2,600)	$30,815,881
Liabilities
Financial instruments sold, but not yet purchased (8)	$3,995	$23,051	$—	$—	$27,046
Other liabilities (7)	—	168,012	33,389	(2,600)	198,801
Total liabilities accounted for at fair value	$3,995	$191,063	$33,389	$(2,600)	$225,847

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3. Fair Value Measurements

December 31, 2012 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at December 31, 2012
Assets
U.S. Government and Government - Related/Supported	$—	$2,034,617	$—	$—	$2,034,617
Corporate (1)	—	10,451,902	30,098	—	10,482,000
RMBS – Agency	—	5,223,488	32,005	—	5,255,493
RMBS – Non-Agency	—	647,617	116	—	647,733
CMBS	—	1,051,904	25,347	—	1,077,251
CDO	—	8,080	701,736	—	709,816
Other asset-backed securities (2)	—	1,452,583	18,128	—	1,470,711
U.S. States and political subdivisions of the States	—	1,911,017	—	—	1,911,017
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	4,258,282	—	—	4,258,282
Total fixed maturities, at fair value	$—	$27,039,490	$807,430	$—	$27,846,920
Equity securities, at fair value (3)	253,957	395,402	—	—	649,359
Short-term investments, at fair value (1)(4)	—	322,703	—	—	322,703
Total investments available for sale	$253,957	$27,757,595	$807,430	$—	$28,818,982
Cash equivalents (5)	1,596,376	408,292	—	—	2,004,668
Other investments (6)	—	792,483	115,272	—	907,755
Other assets (7)	—	24,842	—	(1,327)	23,515
Total assets accounted for at fair value	$1,850,333	$28,983,212	$922,702	$(1,327)	$31,754,920
Liabilities
Financial instruments sold, but not yet purchased (8)	$—	$26,235	$—	$—	$26,235
Other liabilities (7)	—	30,379	36,247	(1,327)	65,299
Total liabilities accounted for at fair value	$—	$56,614	$36,247	$(1,327)	$91,534
____________

(1)
Included within Corporate are certain medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes had a fair value of $150.9 million and $194.3 million and an amortized cost of $150.6 million and $194.8 million at September 30, 2013 and December 31, 2012, respectively. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(2)
The Company invests in covered bonds (“Covered Bonds”). Covered Bonds are senior secured debt instruments issued by financial institutions and backed by over-collateralized pools of public sector or mortgage loans. At September 30, 2013 and December 31, 2012, Covered Bonds with a fair value of $560.7 million and $647.1 million, respectively, are included within Other asset-backed securities.

(3)	Included within Equity securities are investments in fixed income funds with a fair value of $89.7 million and $101.9 million at September 30, 2013 and December 31, 2012, respectively.

(4)	Short-term investments consist primarily of Corporate securities and U.S. and Non-U.S. Government and Government-Related/ Supported securities.

(5)	Cash equivalents balances subject to fair value measurement include certificates of deposit and money market funds. Operating cash balances are not subject to fair value measurement guidance.

(6)
The Other investments balance excludes certain structured transactions including certain investments in project finance transactions, a payment obligation and liquidity financing provided to a structured credit vehicle as a part of a third party medium term note facility. These investments, which totaled $293.9 million at September 30, 2013 and $312.1 million at December 31, 2012, are carried at amortized cost. For further information, see Item 8, Note 7, “Other Investments,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3. Fair Value Measurements

(b) Level 3 Assets and Liabilities
The tables below present additional information about assets and liabilities measured at fair value on a recurring basis and for which Level 3 inputs were utilized to determine fair value. The tables present a reconciliation of the beginning and ending balances for the three and nine months ended September 30, 2013 and 2012 for all financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3) at September 30, 2013 and 2012, respectively. The tables do not include gains or losses that were reported in Level 3 in prior periods for assets that were transferred out of Level 3 prior to September 30, 2013 and 2012. Gains and losses for assets and liabilities classified within Level 3 in the table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, it should be noted that the following tables do not take into consideration the effect of offsetting Level 1 and 2 financial instruments entered into by the Company that are either economically hedged by certain exposures to the Level 3 positions or that hedge the exposures in Level 3 positions.
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
There were no significant transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2013 and 2012.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3. Fair Value Measurements

	Level 3 Assets and Liabilities -Three Months Ended September 30, 2013
(U.S. dollars in thousands)	Corporate	RMBS - Agency	RMBS - Non Agency	CMBS	CDO
Balance, beginning of period	$32,173	$18,214	$3,411	$24,423	$706,013
Realized gains (losses)	32	(1)	(1)	1	584
Movement in unrealized gains (losses)	352	(11)	(1)	(58)	(3,405)
Purchases and issuances	70	—	—	—	70,552
Sales	—	—	—	—	—
Settlements	—	(913)	(74)	(4,406)	(69,193)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	(3,326)	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$32,627	$17,289	$9	$19,960	$704,551
Movement in total gains (losses) above relating to instruments still held at the reporting date	$385	$(12)	$—	$(57)	$(3,681)

	Level 3 Assets and Liabilities -Three Months Ended September 30, 2013
(U.S. dollars in thousands)	Other asset- backed securities	Non-US Sovereign Government, Provincial, Supranational and Government Related/Supported	Short-term investments	Other investments	Derivative Contracts - Net
Balance, beginning of period	$27,539	$—	$1,999	$103,844	$(29,374)
Realized gains (losses)	810	—	(5)	1,082	—
Movement in unrealized gains (losses)	722	—	64	1,974	(4,015)
Purchases and issuances	—	—	—	2,333	—
Sales	(15,711)	—	—	—	—
Settlements	(906)	—	—	(5,377)	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$12,454	$—	$2,058	$103,856	$(33,389)
Movement in total gains (losses) above relating to instruments still held at the reporting date	$(4)	$—	$59	$3,057	$(4,015)

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3. Fair Value Measurements

	Level 3 Assets and Liabilities -Three Months Ended September 30, 2012
(U.S. dollars in thousands)	Corporate	RMBS - Agency	RMBS - Non Agency	CMBS	CDO
Balance, beginning of period	$33,511	$52,588	$1,596	$—	$642,179
Realized gains (losses)	20	4	(22)	—	913
Movement in unrealized gains (losses)	673	106	(424)	—	35,886
Purchases and issuances	—	34	6,821	33,369	—
Sales	(555)	—	—	—	—
Settlements	—	(4,645)	(59)	—	(5,347)
Transfers into Level 3	—	—	—	—	1,162
Transfers out of Level 3	(4,514)	(14,230)	(73)	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$29,135	$33,857	$7,839	$33,369	$674,793
Movement in total gains (losses) above relating to instruments still held at the reporting date	$674	$110	$(447)	$—	$35,806

	Level 3 Assets and Liabilities -Three Months Ended September 30, 2012
(U.S. dollars in thousands)	Other asset- backed securities	Non-US Sovereign Government, Provincial, Supranational and Government Related/Supported	Short-term investments	Other investments	Derivative Contracts - Net
Balance, beginning of period	$25,248	$—	$—	$117,765	$(35,947)
Realized gains (losses)	7,017	—	—	343	—
Movement in unrealized gains (losses)	(6,552)	—	—	1,686	885
Purchases and issuances	8,753	—	—	982	—
Sales	—	—	—	—	—
Settlements	(16,141)	—	—	(807)	—
Transfers into Level 3	—	—	—	6	—
Transfers out of Level 3	(1,162)	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$17,163	$—	$—	$119,975	$(35,062)
Movement in total gains (losses) above relating to instruments still held at the reporting date	$456	$—	$—	$1,334	$885

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3. Fair Value Measurements

	Level 3 Assets and Liabilities - Nine Months Ended September 30, 2013
(U.S. dollars in thousands)	Corporate	RMBS - Agency	RMBS - Non Agency	CMBS	CDO
Balance, beginning of period	$30,098	$32,005	$116	$25,347	$701,736
Realized gains (losses)	(39)	10	(1)	1	885
Movement in unrealized gains (losses)	982	(48)	(1)	(76)	32,341
Purchases and issuances	10,691	—	3,326	—	75,914
Sales	—	(535)	—	—	—
Settlements	(7,245)	(2,678)	(105)	(5,312)	(106,325)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(1,860)	(11,465)	(3,326)	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$32,627	$17,289	$9	$19,960	$704,551
Movement in total gains (losses) above relating to instruments still held at the reporting date	$1,012	$(52)	$(1)	$(75)	$30,597

	Level 3 Assets and Liabilities - Nine Months Ended September 30, 2013
(U.S. dollars in thousands)	Other asset- backed securities	Non-US Sovereign Government, Provincial, Supranational and Government Related/Supported	Short-term investments	Other investments	Derivative Contracts - Net
Balance, beginning of period	$18,128	$—	$—	$115,272	$(36,247)
Realized gains (losses)	848	—	(15)	6,869	—
Movement in unrealized gains (losses)	1,685	—	56	1,004	2,858
Purchases and issuances	21,686	—	2,017	5,240	—
Sales	(15,711)	—	—	—	—
Settlements	(7,676)	—	—	(24,529)	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(6,506)	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$12,454	$—	$2,058	$103,856	$(33,389)
Movement in total gains (losses) above relating to instruments still held at the reporting date	$(520)	$—	$41	$7,865	$2,858

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3. Fair Value Measurements

	Level 3 Assets and Liabilities - Nine Months Ended September 30, 2012
(U.S. dollars in thousands)	Corporate	RMBS - Agency	RMBS - Non Agency	CMBS	CDO
Balance, beginning of period	$23,818	$32,041	$—	$—	$650,851
Realized gains (losses)	4	(23)	—	—	(523)
Movement in unrealized gains (losses)	346	58	—	—	75,489
Purchases and issuances	8,949	103	6,821	33,369	—
Sales	(555)	—	—	—	(32,495)
Settlements	(181)	(6,233)	—	—	(18,529)
Transfers into Level 3	1,393	22,141	1,091	—	1,162
Transfers out of Level 3	(4,639)	(14,230)	(73)	—	(1,162)
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$29,135	$33,857	$7,839	$33,369	$674,793
Movement in total gains (losses) above relating to instruments still held at the reporting date	$351	$35	$—	$—	$71,738

	Level 3 Assets and Liabilities - Nine Months Ended September 30, 2012
(U.S. dollars in thousands)	Other asset- backed securities	Non-US Sovereign Government, Provincial, Supranational and Government Related/Supported	Short-term investments	Other investments	Derivative Contracts - Net
Balance, beginning of period	$16,552	$—	$—	$113,959	$(42,644)
Realized gains (losses)	6,748	—	—	2,782	—
Movement in unrealized gains (losses)	(2,873)	—	—	6,206	7,582
Purchases and issuances	8,753	—	—	4,664	—
Sales	—	—	—	(7,327)	—
Settlements	(15,867)	—	—	—	—
Transfers into Level 3	5,012	—	—	6	—
Transfers out of Level 3	(1,162)	—	—	(315)	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$17,163	$—	$—	$119,975	$(35,062)
Movement in total gains (losses) above relating to instruments still held at the reporting date	$3,652	$—	$—	$2,385	$7,582

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
The remainder of the Level 3 assets relate primarily to private investments,alternative fund investments and certain derivative positions as described below.
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
(e) Derivative instruments
Derivative instruments recorded within Other liabilities and classified within Level 3 include credit derivatives sold providing protection on senior tranches of structured finance transactions where the value is obtained directly from the investment bank counterparty and sufficient information regarding the inputs utilized in such valuation was not obtained to support a Level 2 classification and guaranteed minimum income benefits embedded within one reinsurance contract. The majority of inputs utilized in the valuations of these types of derivative contracts are considered Level 1 or Level 2; however, each valuation includes at least one Level 3 input that was significant to the valuation and, accordingly, the values are disclosed within Level 3.
(f) Financial Instruments Not Carried at Fair Value
Authoritative guidance over disclosures about the fair value of financial instruments requires additional disclosure of fair value information for financial instruments not carried at fair value in both interim and annual reporting periods. Certain financial instruments, particularly insurance contracts, are excluded from these fair value disclosure requirements. The carrying values of cash and cash equivalents, accrued investment income, net receivable from investments sold, other assets, net payable for investments purchased, other liabilities and other financial instruments not included below approximated their fair values. The following table includes financial instruments for which the carrying value differs from the estimated fair values at September 30, 2013 and December 31, 2012. All of these fair values estimates are considered Level 2 fair value measurements. The fair values for fixed maturities held to maturity are provided by third party pricing vendors and significant valuation inputs for all other items included were based upon market data obtained from sources independent of the Company, and are subject to the same control environment previously described.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3. Fair Value Measurements

	September 30, 2013		December 31, 2012
(U.S. dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed maturities, held to maturity	$2,802,111	$3,116,940	$2,814,447	$3,262,804
Other investments - structured transactions	293,898	291,924	312,122	293,813
Financial Assets	$3,096,009	$3,408,864	$3,126,569	$3,556,617
Deposit liabilities	$1,505,180	$1,755,877	$1,551,398	$1,878,499
Notes payable and debt	1,671,062	1,842,597	1,672,778	1,918,134
Financial Liabilities	$3,176,242	$3,598,474	$3,224,176	$3,796,633
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
Deposit liabilities include obligations under structured insurance and reinsurance transactions. For purposes of fair value disclosures, the Company determined the estimated fair value of the deposit liabilities by assuming a discount rate equal to the appropriate U.S. Treasury rate plus 65.2 basis points at September 30, 2013 and the appropriate U.S. Treasury rate plus 100.3 basis points at December 31, 2012. The discount rate incorporates the Company’s own credit risk into the determination of estimated fair value.
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
The Company evaluates the performance of both the Insurance and Reinsurance segments based on underwriting profit while the Life operations segment performance is based on contribution to net income. Other items of revenue and expenditure of the Company are not evaluated at the segment level. In addition, the Company does not allocate investment assets by segment for its Property and Casualty (“P&C”) operations. Investment assets related to the Company’s Life operations segment and certain structured products included in the Insurance and Reinsurance segments and Corporate are held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from the applicable segment.
The following tables summarize the segment results for the three and nine months ended September 30, 2013 and 2012:

Three Months Ended September 30, 2013 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Life Operations	Total
Gross premiums written	$1,259,986	$349,854	$1,609,840	$82,291	$1,692,131
Net premiums written	993,659	333,720	1,327,379	74,683	1,402,062
Net premiums earned	1,104,012	446,617	1,550,629	74,683	1,625,312
Net losses and loss expenses	762,782	243,738	1,006,520	116,549	1,123,069
Acquisition costs	136,421	95,797	232,218	6,110	238,328
Operating expenses (1)	192,936	42,055	234,991	2,659	237,650
Underwriting profit (loss)	$11,873	$65,027	$76,900	$(50,635)	$26,265
Net investment income			147,739	72,128	219,867
Net results from structured products (2)	4,104	2,359	6,463		6,463
Net fee income and other (3)	(2,187)	597	(1,590)	43	(1,547)
Net realized gains (losses) on investments			(2,087)	129	(1,958)
Contribution from P&C and Life Operations			$227,425	$21,665	$249,090
Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					880
Net income (loss) from investment fund affiliates and operating affiliates (4)					29,669
Exchange (gains) losses					20,303
Corporate operating expenses					61,427
Interest expense (5)					26,342
Non-controlling interests					35,022
Income tax expense					897
Net income (loss) attributable to ordinary shareholders					$135,648
Ratios – P&C operations: (6)
Loss and loss expense ratio	69.1%	54.6%	64.9%
Underwriting expense ratio	29.8%	30.8%	30.1%
Combined ratio	98.9%	85.4%	95.0%
____________

(1)	Operating expenses exclude Corporate operating expenses, shown separately.

(2)	The net results from structured products include net investment income and interest expense of $18.1 million and $11.6 million, respectively.

(3)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(4)	The Company records the income related to the alternative funds and to the private investment and operating fund affiliates on a one-month and three-month lag, respectively.

(5)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(6)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Segment Information

Three Months Ended September 30, 2012 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Life Operations	Total
Gross premiums written	$1,158,683	$417,548	$1,576,231	$87,413	$1,663,644
Net premiums written	905,056	403,209	1,308,265	79,487	1,387,752
Net premiums earned	985,625	482,929	1,468,554	79,487	1,548,041
Net losses and loss expenses	623,545	270,532	894,077	119,438	1,013,515
Acquisition costs	128,513	97,740	226,253	10,094	236,347
Operating expenses (1)	186,794	47,227	234,021	2,351	236,372
Underwriting profit (loss)	$46,773	$67,430	$114,203	$(52,396)	$61,807
Net investment income			148,484	73,479	221,963
Net results from structured products (2)	3,087	2,652	5,739		5,739
Net fee income and other (3)	745	656	1,401	240	1,641
Net realized gains (losses) on investments			2,258	(7,751)	(5,493)
Contribution from P&C and Life Operations			$272,085	$13,572	$285,657
Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					6,254
Net income (loss) from investment fund affiliates and operating affiliates (4)					18,812
Exchange (gains) losses					18,690
Corporate operating expenses					57,604
Interest expense (5)					26,232
Non-controlling interests					35,844
Income tax expense					451
Net income (loss) attributable to ordinary shareholders					$171,902
Ratios – P&C operations: (6)
Loss and loss expense ratio	63.3%	56.0%	60.9%
Underwriting expense ratio	32.0%	30.0%	31.3%
Combined ratio	95.3%	86.0%	92.2%
____________

(1)	Operating expenses exclude Corporate operating expenses, shown separately.

(2)	The net results from structured products include net investment income and interest expense of $17.5 million and $11.7 million, respectively.

(3)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(4)	The Company records the income related to the alternative funds and to the private investment and operating fund affiliates on a one-month and three-month lag, respectively.

(5)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(6)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Segment Information

Nine Months Ended September 30, 2013 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Life Operations	Total
Gross premiums written	$4,230,161	$1,728,765	$5,958,926	$236,563	$6,195,489
Net premiums written	3,232,010	1,597,550	4,829,560	214,024	5,043,584
Net premiums earned	3,201,646	1,301,726	4,503,372	214,024	4,717,396
Net losses and loss expenses	2,134,622	652,588	2,787,210	344,269	3,131,479
Acquisition costs	405,075	267,930	673,005	17,468	690,473
Operating expenses (1)	571,447	122,098	693,545	7,460	701,005
Underwriting profit (loss)	$90,502	$259,110	$349,612	$(155,173)	$194,439
Net investment income			448,596	214,408	663,004
Net results from structured products (2)	11,821	5,871	17,692		17,692
Net fee income and other (3)	(5,481)	1,749	(3,732)	1,130	(2,602)
Net realized gains (losses) on investments			72,860	2,659	75,519
Contribution from P&C and Life Operations			$885,028	$63,024	$948,052
Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					3,660
Net income (loss) from investment fund affiliates and operating affiliates (4)					172,256
Exchange (gains) losses					(24,463)
Corporate operating expenses					163,504
Interest expense (5)					78,599
Non-controlling interests					73,944
Income tax expense					73,248
Net income (loss) attributable to ordinary shareholders					$759,136
Ratios – P&C operations: (6)
Loss and loss expense ratio	66.7%	50.1%	61.9%
Underwriting expense ratio	30.5%	30.0%	30.3%
Combined ratio	97.2%	80.1%	92.2%
____________

(1)	Operating expenses exclude Corporate operating expenses, shown separately.

(2)	The net results from structured products include net investment income and interest expense of $53.9 million and $36.2 million, respectively.

(3)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(4)	The Company records the income related to the alternative funds and to the private investment and operating fund affiliates on a one-month and three-month lag, respectively.

(5)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(6)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Segment Information

Nine Months Ended September 30, 2012 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Life Operations	Total
Gross premiums written	$3,806,352	$1,850,315	$5,656,667	$266,999	$5,923,666
Net premiums written	2,885,848	1,732,922	4,618,770	243,606	4,862,376
Net premiums earned	2,878,973	1,348,448	4,227,421	243,630	4,471,051
Net losses and loss expenses	1,890,513	683,984	2,574,497	371,893	2,946,390
Acquisition costs	380,053	273,706	653,759	25,675	679,434
Operating expenses (1)	564,387	127,965	692,352	7,787	700,139
Underwriting profit (loss)	$44,020	$262,793	$306,813	$(161,725)	$145,088
Net investment income			492,031	223,151	715,182
Net results from structured products (2)	14,953	(17,716)	(2,763)		(2,763)
Net fee income and other (3)	(1,019)	1,979	960	330	1,290
Net realized gains (losses) on investments			25,070	(22,154)	2,916
Contribution from P&C and Life Operations			$822,111	$39,602	$861,713
Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					2,656
Net income (loss) from investment fund affiliates and operating affiliates (4)					78,028
Exchange (gains) losses					13,432
Corporate operating expenses					151,926
Interest expense (5)					79,686
Non-controlling interests					75,856
Income tax expense					51,813
Net income (loss) attributable to ordinary shareholders					$569,684
Ratios – P&C operations: (6)
Loss and loss expense ratio	65.7%	50.7%	60.9%
Underwriting expense ratio	32.8%	29.8%	31.8%
Combined ratio	98.5%	80.5%	92.7%
____________

(1)	Operating expenses exclude Corporate operating expenses, shown separately.

(2)	The net results from structured products include net investment income and interest expense of $52.2 million and $54.9 million, respectively.

(3)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(4)	The Company records the income related to the alternative funds and to the private investment and operating fund affiliates on a one-month and three-month lag, respectively.

(5)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(6)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Segment Information

The following tables summarize the Company’s net premiums earned by line of business for the three months ended September 30, 2013 and 2012:

Three Months Ended September 30, 2013 (U.S. dollars in thousands)	Insurance	Reinsurance	Life Operations	Total
P&C Operations:
Professional	$360,550	$56,580	$—	$417,130
Casualty	362,889	76,904	—	439,793
Property catastrophe	—	120,418	—	120,418
Property	136,007	146,606	—	282,613
Marine, energy, aviation and satellite	—	22,998	—	22,998
Specialty	180,799	—	—	180,799
Other (1)	63,767	23,111	—	86,878
Total P&C Operations	$1,104,012	$446,617	$—	$1,550,629
Life Operations:
Annuity	$—	$—	$30,608	$30,608
Other Life	—	—	44,075	44,075
Total Life Operations	$—	$—	$74,683	$74,683
Total	$1,104,012	$446,617	$74,683	$1,625,312

Three Months Ended September 30, 2012 (U.S. dollars in thousands)	Insurance	Reinsurance	Life Operations	Total
P&C Operations:
Professional	$345,729	$47,875	$—	$393,604
Casualty	294,386	81,799	—	376,185
Property catastrophe	—	113,164	—	113,164
Property	127,482	170,858	—	298,340
Marine, energy, aviation and satellite	—	33,087	—	33,087
Specialty	174,887	—	—	174,887
Other (1)	43,141	36,146	—	79,287
Total P&C Operations	$985,625	$482,929	$—	$1,468,554
Life Operations:
Annuity	$—	$—	$31,961	$31,961
Other Life	—	—	47,526	47,526
Total Life Operations	$—	$—	$79,487	$79,487
Total	$985,625	$482,929	$79,487	$1,548,041
____________

(1)
Other within the Insurance segment includes: excess and surplus, programs, surety, structured indemnity and certain other discontinued lines. Other within the Reinsurance segment includes: whole account contracts, surety and other lines.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Segment Information

The following tables summarize the Company’s net premiums earned by line of business for the nine months ended September 30, 2013 and 2012:

Nine Months Ended September 30, 2013 (U.S. dollars in thousands)	Insurance	Reinsurance	Life Operations	Total
P&C Operations:
Professional	$1,061,194	$152,993	$—	$1,214,187
Casualty	1,028,748	230,432	—	1,259,180
Property catastrophe	—	363,421	—	363,421
Property	395,546	420,373	—	815,919
Marine, energy, aviation and satellite	—	75,423	—	75,423
Specialty	544,898	—	—	544,898
Other (1)	171,260	59,084	—	230,344
Total P&C Operations	$3,201,646	$1,301,726	$—	$4,503,372
Life Operations:
Annuity	$—	$—	$90,379	$90,379
Other Life	—	—	123,645	123,645
Total Life Operations	$—	$—	$214,024	$214,024
Total	$3,201,646	$1,301,726	$214,024	$4,717,396

Nine Months Ended September 30, 2012 (U.S. dollars in thousands)	Insurance	Reinsurance	Life Operations	Total
P&C Operations:
Professional	$1,000,424	$156,086	$—	$1,156,510
Casualty	827,391	231,884	—	1,059,275
Property catastrophe	—	329,308	—	329,308
Property	365,856	451,617	—	817,473
Marine, energy, aviation and satellite	—	104,458	—	104,458
Specialty	530,930	—	—	530,930
Other (1)	154,372	75,095	—	229,467
Total P&C Operations	$2,878,973	$1,348,448	$—	$4,227,421
Life Operations:
Annuity	$—	$—	$94,661	$94,661
Other Life	—	—	148,969	148,969
Total Life Operations	$—	$—	$243,630	$243,630
Total	$2,878,973	$1,348,448	$243,630	$4,471,051
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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5. Investments

(a) Fixed Maturities, Short-Term Investments and Equity Securities
Amortized Cost and Fair Value Summary
The cost (amortized cost for fixed maturities and short-term investments), fair value, gross unrealized gains and gross unrealized (losses), including, other-than-temporary impairments (“OTTI”) recorded in accumulated other comprehensive income (“AOCI”) of the Company’s available for sale (“AFS”) and held to maturity (“HTM”) investments at September 30, 2013 and December 31, 2012 were as follows:

September 30, 2013 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - AFS
U.S. Government and Government-Related/Supported (2)	$2,128,375	$66,604	$(18,990)	$2,175,989	$—
Corporate (4) (5)	10,395,005	470,327	(106,000)	10,759,332	(7,945)
RMBS – Agency	4,032,158	85,282	(48,358)	4,069,082	—
RMBS – Non-Agency	407,789	30,786	(39,176)	399,399	(76,138)
CMBS	1,166,285	44,867	(13,271)	1,197,881	(2,856)
CDO	754,897	7,074	(49,823)	712,148	(2,106)
Other asset-backed securities (3)	1,122,958	38,343	(10,166)	1,151,135	(2,932)
U.S. States and political subdivisions of the States	1,784,621	61,561	(28,084)	1,818,098	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (2)	4,980,055	90,713	(71,390)	4,999,378	—
Total fixed maturities - AFS	$26,772,143	$895,557	$(385,258)	$27,282,442	$(91,977)
Total short-term investments (2)	$271,465	$1,300	$(60)	$272,705	$—
Total equity securities (6)	$878,679	$113,075	$(17,021)	$974,733	$—
Total investments - AFS	$27,922,287	$1,009,932	$(402,339)	$28,529,880	$(91,977)
Fixed maturities - HTM
U.S. Government and Government-Related/Supported (2)	$10,712	$946	$—	$11,658	$—
Corporate	1,370,391	137,326	(1,436)	1,506,281	—
RMBS – Non-Agency	65,542	5,580	—	71,122	—
CMBS	141,884	14,298	—	156,182	—
Other asset-backed securities (3)	104,624	9,074	—	113,698	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (2)	1,108,958	150,391	(1,350)	1,257,999	—
Total investments - HTM	$2,802,111	$317,615	$(2,786)	$3,116,940	$—
___________

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

(2)
U.S. Government and Government-Related/Supported, Non-U.S. Sovereign Government, Provincials, Supranationals and Government-Related/Supported and Total short-term investments include government-related securities with an amortized cost of $2,373.4 million and fair value of $2,414.7 million and U.S. Agencies with an amortized cost of $268.7 million and fair value of $290.6 million.

(3)
Covered Bonds within Fixed maturities - AFS with an amortized cost of $531.4 million and a fair value of $560.7 million and Covered Bonds within Fixed maturities - HTM with an amortized cost of $8.3 million and a fair value of $8.3 million are included within Other asset-backed securities to align the Company's classification to market indices.

(4)
Included within Corporate are certain medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes have a fair value of $150.9 million and an amortized cost of $150.6 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(5)
Included within Corporate are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments, which are senior to the common and preferred equities of the financial institutions. These securities have a fair value of $271.5 million and an amortized cost of $280.2 million at September 30, 2013.

(6)	Included within Total equity securities are investments in fixed income funds with a fair value of $89.7 million and an amortized cost of $100.0 million at September 30, 2013.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5. Investments

December 31, 2012 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - AFS
U.S. Government and Government-Related/Supported (2)	$1,906,044	$131,860	$(3,287)	$2,034,617	$—
Corporate (4) (5)	9,837,962	723,028	(78,990)	10,482,000	(11,453)
RMBS – Agency	5,054,097	206,931	(5,535)	5,255,493	—
RMBS – Non-Agency	678,469	46,132	(76,868)	647,733	(93,259)
CMBS	1,010,794	70,745	(4,288)	1,077,251	(2,962)
CDO	784,999	11,973	(87,156)	709,816	(4,872)
Other asset-backed securities (3)	1,426,483	59,663	(15,435)	1,470,711	(6,530)
U.S. States and political subdivisions of the States	1,767,669	146,294	(2,946)	1,911,017	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (2)	4,078,289	188,186	(8,193)	4,258,282	—
Total fixed maturities - AFS	$26,544,806	$1,584,812	$(282,698)	$27,846,920	$(119,076)
Total short-term investments (2)	$322,563	$192	$(52)	$322,703	$—
Total equity securities (6)	$617,486	$31,935	$(62)	$649,359	$—
Total investments - AFS	$27,484,855	$1,616,939	$(282,812)	$28,818,982	$(119,076)
Fixed maturities - HTM
U.S. Government and Government-Related/Supported (2)	$10,788	$1,651	$—	$12,439	$—
Corporate	1,425,320	190,871	(794)	1,615,397	—
RMBS – Non-Agency	83,205	10,502	—	93,707	—
CMBS	12,751	2,048	—	14,799	—
Other asset-backed securities (3)	222,340	29,287	(167)	251,460	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (2)	1,060,043	216,679	(1,720)	1,275,002	—
Total investments - HTM	$2,814,447	$451,038	$(2,681)	$3,262,804	$—
____________

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

(2)
U.S. Government and Government-Related/Supported, Non-U.S. Sovereign Government, Provincials, Supranationals and Government-Related/Supported and Total short-term investments include government-related securities with an amortized cost of $1,912.7 million and fair value of $1,988.5 million and U.S. Agencies with an amortized cost of $404.3 million and fair value of $446.7 million.

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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5. Investments

At September 30, 2013 and December 31, 2012, approximately 2.5% and 2.9%, respectively, of the Company's fixed income investment portfolio at fair value was invested in securities that were below investment grade or not rated. Approximately 16.7% and 37.7% of the gross unrealized losses in the Company's fixed income securities portfolio at September 30, 2013 and December 31, 2012, respectively, related to securities that were below investment grade or not rated.
Contractual Maturities Summary
The contractual maturities of AFS and HTM fixed income securities at September 30, 2013 and December 31, 2012 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2013 (1)		December 31, 2012 (1)
(U.S. dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturities - AFS
Due less than one year	$2,105,725	$2,121,331	$1,939,803	$1,952,250
Due after 1 through 5 years	9,337,994	9,589,870	8,521,090	8,877,512
Due after 5 through 10 years	5,434,814	5,516,467	4,701,391	5,065,158
Due after 10 years	2,409,523	2,525,129	2,427,680	2,790,996
	$19,288,056	$19,752,797	$17,589,964	$18,685,916
RMBS – Agency	4,032,158	4,069,082	5,054,097	5,255,493
RMBS – Non-Agency	407,789	399,399	678,469	647,733
CMBS	1,166,285	1,197,881	1,010,794	1,077,251
CDO	754,897	712,148	784,999	709,816
Other asset-backed securities	1,122,958	1,151,135	1,426,483	1,470,711
Total mortgage and asset-backed securities	$7,484,087	$7,529,645	$8,954,842	$9,161,004
Total fixed maturities - AFS	$26,772,143	$27,282,442	$26,544,806	$27,846,920
Fixed maturities - HTM
Due less than one year	$68,015	$69,473	$36,515	$37,580
Due after 1 through 5 years	202,799	215,912	195,121	205,562
Due after 5 through 10 years	344,228	374,388	377,541	420,008
Due after 10 years	1,875,019	2,116,165	1,886,974	2,239,688
	$2,490,061	$2,775,938	$2,496,151	$2,902,838
RMBS – Non-Agency	65,542	71,122	83,205	93,707
CMBS	141,884	156,182	12,751	14,799
Other asset-backed securities	104,624	113,698	222,340	251,460
Total mortgage and asset-backed securities	$312,050	$341,002	$318,296	$359,966
Total fixed maturities - HTM	$2,802,111	$3,116,940	$2,814,447	$3,262,804
____________

(1)
Included in the table above are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments, which are senior to the common and preferred equities of the financial institutions, at their fair value of $271.5 million and $308.5 million at September 30, 2013 and December 31, 2012, respectively. These securities are reflected in the table based on their call date and have net unrealized losses of $8.8 million and $19.1 million at September 30, 2013 and December 31, 2012, respectively.

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
Pledged Assets
Certain of the Company's invested assets are held in trust and pledged in support of insurance and reinsurance liabilities as well as credit facilities. Such pledges are largely required by the Company's operating subsidiaries that are “non-admitted” under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. Also, certain deposit liabilities and annuity contracts require the use of pledged assets. At September 30, 2013 and December 31, 2012, the Company had $16.0 billion and $16.9 billion in pledged assets, respectively.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5. Investments

(b) Gross Unrealized Losses
The following is an analysis of how long the AFS and HTM securities at September 30, 2013 and December 31, 2012 had been in a continual unrealized loss position:

	Less than 12 months		Equal to or greater than 12 months
September 30, 2013 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments - AFS
U.S. Government and Government-Related/Supported	$731,583	$(18,079)	$21,489	$(929)
Corporate	1,962,868	(51,810)	478,878	(54,190)
RMBS – Agency	1,457,826	(36,568)	164,046	(11,790)
RMBS – Non-Agency	29,777	(1,257)	244,218	(37,919)
CMBS	287,314	(9,216)	38,653	(4,055)
CDO	29,541	(175)	622,338	(49,648)
Other asset-backed securities	222,044	(1,821)	96,251	(8,345)
U.S. States and political subdivisions of the States	457,908	(27,384)	8,812	(700)
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	1,886,303	(59,159)	153,802	(12,273)
Total fixed maturities and short-term investments - AFS	$7,065,164	$(205,469)	$1,828,487	$(179,849)
Total equity securities	$216,631	$(17,021)	$—	$—
Fixed maturities -HTM
Corporate	$32,424	$(1,410)	$632	$(26)
Other asset-backed securities	—	—	—	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	—	10,847	(1,350)
Total fixed maturities - HTM	$32,424	$(1,410)	$11,479	$(1,376)

	Less than 12 months		Equal to or greater than 12 months
December 31, 2012 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments - AFS
U.S. Government and Government-Related/Supported	$307,879	$(2,847)	$9,951	$(471)
Corporate	476,454	(10,603)	607,796	(68,387)
RMBS – Agency	578,823	(4,541)	11,135	(994)
RMBS – Non-Agency	6,674	(450)	448,555	(76,418)
CMBS	92,899	(666)	23,580	(3,622)
CDO	243	(1)	694,351	(87,155)
Other asset-backed securities	111,431	(531)	93,388	(14,904)
U.S. States and political subdivisions of the States	77,273	(1,407)	12,851	(1,539)
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	355,409	(1,378)	131,884	(6,836)
Total fixed maturities and short-term investments - AFS	$2,007,085	$(22,424)	$2,033,491	$(260,326)
Total equity securities	$615	$(62)	$—	$—
Fixed maturities -HTM
Corporate	$4,568	$(31)	$23,005	$(763)
Other asset-backed securities	1,239	(167)	—	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	—	10,518	(1,720)
Total fixed maturities - HTM	$5,807	$(198)	$33,523	$(2,483)

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5. Investments

The Company had gross unrealized losses totaling $402.3 million on 2,037 securities out of a total of 7,602 held at September 30, 2013 in its AFS portfolio and $2.8 million on 5 securities out of a total of 204 held in its HTM portfolio, which it considers to be temporarily impaired or with respect to which it reflects non-credit losses on other-than-temporarily impaired assets. Individual security positions comprising this balance have been evaluated by management to determine the severity of these impairments and whether they should be considered other-than-temporary. Management believes it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost.
Management, in its assessment of whether securities in a gross unrealized loss position are temporarily impaired, as described above, considers the significance of the impairments. At September 30, 2013, the Company had structured credit securities with gross unrealized losses of $13.0 million, which had a fair value of $4.2 million, and a cumulative fair value decline of greater than 50% of amortized cost. All of these securities are mortgage and asset-backed securities. These greater than 50% impaired securities include gross unrealized losses of $0.7 million on non-Agency RMBS, $11.7 million on CDOs and $0.5 million on CMBS holdings.
(c) Net Realized Gains (Losses)
The following represents an analysis of net realized gains (losses) on investments:

Net Realized Gains (Losses) on Investments	Three months ended September 30,		Nine months ended September 30,
(U.S. dollars in thousands)	2013	2012	2013	2012
Gross realized gains	$22,517	$33,136	$160,555	$153,757
Gross realized losses on investments sold	(21,288)	(26,000)	(74,822)	(89,054)
OTTI on investments, net of amounts transferred to other comprehensive income	(3,187)	(12,629)	(10,214)	(61,787)
Net realized gains (losses) on investments	$(1,958)	$(5,493)	$75,519	$2,916
The main components of the net impairment charges of $3.2 million for the three months ended September 30, 2013 were:

▪
$2.1 million for structured securities, principally non-Agency RMBS, where management determined that the likely recovery on these securities was below the carrying value and, accordingly, recorded an impairment of the securities to the discounted value of the cash flows expected to be received on these securities.

▪
$1.1 million related to medium term notes backed primarily by European investment grade credit. On certain notes, management concluded that expected future returns on the underlying assets were not sufficient to support the previously reported amortized cost.

The following table sets forth the amount of credit loss impairments on fixed income securities held by the Company as of the dates or the periods indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Credit Loss Impairments	Three months ended September 30,		Nine months ended September 30,
(U.S. dollars in thousands)	2013	2012	2013	2012
Opening balance at beginning of indicated period	$202,862	$299,720	$268,707	$333,379
Credit loss impairment recognized in the current period on securities not previously impaired	242	2,805	769	8,683
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(17,341)	(33,114)	(78,960)	(87,092)
Credit loss impairments previously recognized on securities impaired to fair value during the period	—	—	—	(12,891)
Additional credit loss impairments recognized in the current period on securities previously impaired	2,942	4,834	7,242	41,716
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(2,222)	(2,773)	(11,275)	(12,323)
Balance at September 30,	$186,483	$271,472	$186,483	$271,472
During the three months ended September 30, 2013 and 2012, the $17.3 million and $33.1 million, respectively, of credit loss impairments previously recognized on securities that matured, or were paid down, prepaid or sold, includes $3.1 million and $11.6 million, respectively, of non-Agency RMBS.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5. Investments

During the nine months ended September 30, 2013 and 2012, the $79.0 million and $87.1 million, respectively, of credit loss impairments previously recognized on securities that matured, or were paid down, prepaid or sold, includes $63.3 million and $38.3 million, respectively, of non-Agency RMBS.
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
In March 2013, Five Oaks completed an Initial Public Offering (“IPO”) of approximately 4.0 million of its common shares for gross proceeds of approximately $61.0 million and, concurrently with its IPO, Five Oaks sold to the Company an additional 1.67 million shares for $25.0 million in a private placement. Following these transactions, and the receipt of 8,175 shares of Five Oaks distributed to the Company in respect of its investment in Oak Circle Capital Partners LLC (“Oak Circle”), the investment management company that provides portfolio management and other administrative services to Five Oaks, the Company's ownership interest in Five Oaks was reduced to 43.8%, which no longer represented a controlling financial interest. Accordingly, the Five Oaks investment was deconsolidated by the Company at the closing date of the Five Oaks IPO. The investment is accounted for under the equity method and carried as a strategic operating affiliate at September 30, 2013. We generally record the income related to strategic operating affiliates on a three-month lag based upon the availability of the information provided by the investees. A loss of $1.5 million was recorded upon deconsolidation within Realized investment gains (losses) based upon the difference between the fair value of the Company's retained interest in Five Oaks subsequent to the additional share sales and the Company's carrying value of Five Oaks' net assets at the closing date of the Five Oaks IPO. In addition, in September 2012 the Company received warrants that were priced at the time of the IPO. The warrants allow the Company to purchase an additional 3.125 million shares at $15.75 per share, which would result in a total additional investment of $49.2 million by the Company should it exercise the warrants in full in the future. The warrants expire in September 2019.
In March 2012, the Company purchased an equity interest in Oak Circle. The Company's investment in Oak Circle is included in investment manager affiliates.

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
The following table summarizes information on the location and gross amounts of derivative fair values contained in the consolidated balance sheet at September 30, 2013 and December 31, 2012:

	September 30, 2013				December 31, 2012
(U.S. dollars in thousands)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$915,109	$27,024	$2,766,826	$162,666	$670,751	$12,511	$2,382,507	$23,715
Derivatives not designated as hedging instruments:
Investment Related Derivatives:
Interest rate exposure	$12,715	$178	$14,934	$—	$45,604	$2,060	$26,139	$253
Foreign exchange exposure	69,204	2,421	13,507	471	33,007	226	54,449	1,790
Credit exposure	932	16	374,088	14,855	25,000	486	436,959	15,472
Financial market exposure	33,838	940	55,627	—	72,597	9,559	16,910	—
Financial Operations Derivatives: (2)
Credit exposure	—	—	43,482	4,190	—	—	46,903	—
Other Non-Investment Derivatives:
Guaranteed minimum income benefit contract	—	—	58,179	19,219	—	—	69,051	25,396
Modified coinsurance funds withheld contract	68,226	—	—	—	76,975	—	—	—
Total derivatives not designated as hedging instruments	$184,915	$3,555	$559,817	$38,735	$253,183	$12,331	$650,411	$42,911
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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6. Derivative Instruments

The following table summarizes information on the gross and net amounts of derivative fair values and associated collateral received related to derivative assets or paid relating to derivative liabilities contained in the consolidated balance sheet at September 30, 2013 and December 31, 2012:

				Gross Amounts Not Offset in the Balance Sheet
September 30, 2013 (U.S. dollars in thousands)	Gross Amounts Recognized in Balance Sheet	Gross Amounts Offset in the Balance Sheet	Net Amounts in the Balance Sheet	Financial Instruments	Cash Collateral	Net Amounts
Derivative Assets	$30,579	$2,600	$27,979	$—	$—	$27,979
Derivative Liabilities	$201,401	$2,600	$198,801	$—	$113,426	$85,375

December 31, 2012 (U.S. dollars in thousands)
Derivative Assets	$24,842	$1,327	$23,515	$—	$—	$23,515
Derivative Liabilities	$66,626	$1,327	$65,299	$—	$12,130	$53,169
Derivative instruments in an asset or liability position are included within Other assets or Other liabilities, respectively, in the balance sheet on a net basis where the Company has both a legal right of offset and the intentions to settle the contracts on a net basis. The Company often enters into different types of derivative contracts with a single counterparty and these contracts are covered under netting agreements. At September 30, 2013 and December 31, 2012, the Company paid cash collateral related to foreign currency derivative positions and certain other derivative positions of $113.4 million and $12.1 million, respectively. The assets related to the net collateral paid were recorded as Other assets within the balance sheet as the collateral and derivative positions are not intended to be settled on a net basis.
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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6. Derivative Instruments

The following table provides the total impact on earnings relating to derivative instruments formally designated as fair value hedges along with the impacts of the related hedged items for the three and nine months ended September 30, 2013 and 2012:

		Hedged Items - Amount of Gain/(Loss) Recognized in Income Attributable to Risk
Derivatives Designated as Fair Value Hedges: Three Months Ended September 30, 2013 (U.S. dollars in thousands)	Gain/(Loss) Recognized in Income on Derivative	Deposit Liabilities	Fixed Maturity Investments	Ineffective Portion of Hedging Relationship - Gain/(Loss)
Interest rate exposure	$—
Foreign exchange exposure	(29,523)
Total	$(29,523)	$—	$29,263	$(260)

Three Months Ended September 30, 2012
(U.S. dollars in thousands)
Interest rate exposure	$—
Foreign exchange exposure	(22,323)
Total	$(22,323)	$—	$22,126	$(197)

Nine Months Ended September 30, 2013
(U.S. dollars in thousands)
Interest rate exposure	$—
Foreign exchange exposure	(4,280)
Total	$(4,280)	$—	$4,989	$709

Nine Months Ended September 30, 2012
(U.S. dollars in thousands)
Interest rate exposure	$1,813
Foreign exchange exposure	(30,126)
Total	$(28,313)	$(6,182)	$29,665	$(4,830)
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
The periodic coupon settlements resulted in decreases to Interest expense of nil and $4.9 million for the three and nine months ended September 30, 2012, respectively. There were no periodic coupon settlements in the three and nine months ended September 30, 2013.
Settlement of Fair Value Hedges
A summary of the fair value hedges that have been settled and their impact on results during the three and nine months ended September 30, 2013 and 2012 is shown below:

Settlement of Fair Value Hedges - Summary	Fair Value Hedges - Notes Payable and Debt September 30,		Fair Value Hedges - Deposit Liabilities September 30,
(U.S. dollars in thousands, except years)	2013	2012	2013	2012
Cumulative reduction to interest expense	$17,879	$13,973	$33,379	$17,060
Remaining balance	$3,744	$7,651	$199,816	$216,135
Weighted average years remaining to maturity	1.0	2.0	23.9	25.9

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6. Derivative Instruments

(b) Derivative Instruments Designated as Hedges of the Net Investment in a Foreign Operation
The Company utilizes foreign exchange contracts to hedge the fair value of certain net investments in foreign operations. During the three and nine months ended September 30, 2013 and 2012, the Company entered into foreign exchange contracts that were formally designated as hedges of investments in foreign subsidiaries, the majority of which have functional currencies of either U.K. sterling or the Euro. There was no ineffectiveness in these transactions.
The following table provides the weighted average U.S. dollar equivalent of foreign denominated net assets that were hedged and the resultant gain (loss) that was recorded in the cumulative translation adjustment account within AOCI for the three and nine months ended September 30, 2013 and 2012:

Derivative Instruments Designated as Hedges of the Net Investment in a Foreign Operation - Summary	Three months ended September 30,		Nine months ended September 30,
(U.S. dollars in thousands)	2013	2012	2013	2012
Weighted average of U.S. dollar equivalent of foreign denominated net assets	$2,758,577	$1,920,421	$2,623,594	$1,895,409
Derivative gains (losses) (1)	$(58,852)	$(40,784)	$(4,373)	$(21,879)
____________

(1)
Derivative gains (losses) from derivative instruments designated as hedges of the net investment in a foreign operation are recorded in the cumulative translation adjustment account within AOCI for each period.

(c) Derivative Instruments Not Formally Designated As Hedging Instruments
The following table provides the total impact on earnings relating to derivative instruments not formally designated as hedging instruments under authoritative accounting guidance and from the ineffective portion of fair value hedges. The impacts are all recorded through Net realized and unrealized gains (losses) on derivatives in the income statement for the three and nine months ended September 30, 2013 and 2012:

Net Realized and Unrealized Gains (Losses) on Derivative Instruments	Three months ended September 30,		Nine months ended September 30,
(U.S. dollars in thousands)	2013	2012	2013	2012
Investment Related Derivatives:
Interest rate exposure	$4,334	$243	$4,822	$860
Foreign exchange exposure	3,710	1,218	(578)	1,547
Credit exposure	(956)	(2,281)	(2,950)	343
Financial market exposure	1,553	2,337	4,170	312
Financial Operations Derivatives:
Credit exposure	(3,980)	—	(2,651)	143
Other Non-Investment Derivatives:
Guaranteed minimum income benefit contract	175	885	6,178	1,971
Modified coinsurance funds withheld contract	(3,696)	4,049	(6,040)	2,310
Total gain (loss) recognized in income from derivatives not designated as hedging instruments	$1,140	$6,451	$2,951	$7,486
Amount of gain (loss) recognized in income from ineffective portion of fair value hedges	(260)	(197)	709	(4,830)
Net realized and unrealized gains (losses) on derivative instruments	$880	$6,254	$3,660	$2,656
The Company’s objectives in using these derivatives are explained below.
(d)(i) Investment Related Derivatives
The Company, either directly or through its investment managers, may use derivative instruments within its investment portfolio, including interest rate swaps, inflation swaps, commodity contracts, credit derivatives (single name and index credit default swaps), options, forward contracts and financial futures (foreign exchange, bond and stock index futures), primarily as a means of economically hedging exposures to interest rate, credit spread, equity price changes and foreign currency risk or, in limited instances, for investment purposes. When using cleared derivatives, the Company is exposed to credit risk of the applicable clearing house and the company's future commissions merchant. When using uncleared derivatives, the Company is exposed to credit risk in the event of non-performance by the counterparties under any derivatives contracts, although the company generally seeks to use credit support arrangements with counterparties to help manage this risk.

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
(d)(ii) Financial Operations Derivatives - Credit Exposure
At September 30, 2013 and December 31, 2012, the Company held one credit derivative exposure, which was written as part of the Company's previous financial lines business and is outside of the Company's investment portfolio. This is a European project finance loan participation that benefits from a deficiency guarantee from the German state and federal governments in the current amount of 69% following the scheduled expiry of a portion of this guarantee. An aggregate summary of the credit derivative exposure at September 30, 2013 and December 31, 2012 is as follows:

Financial Operations Derivatives - Credit Exposure Summary: (U.S. dollars in thousands)	September 30, 2013	December 31, 2012
Principal outstanding	$41,364	$44,281
Interest outstanding	2,118	2,622
Aggregate outstanding exposure	$43,482	$46,903
Total liability recorded	$4,190	$—
Weighted average contractual term to maturity	4.0 years	4.7 years
Underlying obligations credit rating	CC	BB
At September 30, 2013 and December 31, 2012, there was no reported event of default on this obligation; however, due to the combination of the reduction in the deficiency guarantee percentage and a deterioration of the credit rating of the underlying obligations a liability of $4.2 million was recorded during the three months ended September 30, 2013. Credit derivatives are recorded at fair value based upon prices received from the investment bank counterparty and corroborated by using models developed by the Company. Although the Company does not have access to the specific unobservable inputs that may have been used in the value provided by the counterparty, it expects that the significant inputs considered would include changes in interest rates, future default rates, credit spreads, changes in credit quality, future expected recovery rates and other market factors. The change resulting from movements in credit and credit quality spreads is unrealized as the credit derivative is not traded to realize this resultant value.

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
(e) Contingent Credit Features
Certain derivative agreements entered into by the Company or its subsidiaries contain rating downgrade provisions that permit early termination of the agreement by the counterparty if collateral is not posted following failure to maintain certain credit ratings from one or more of the principal credit rating agencies. If the Company were required to early terminate such agreements due to a rating downgrade, it could potentially be in a net liability position at the time of settlement. The aggregate fair value of all derivative agreements containing such rating downgrade provisions that were in a liability position and the collateral posted under any of these agreements as of September 30, 2013 and December 31, 2012 were as follows:

Contingent Credit Features - Summary: (U.S. dollars in thousands)	September 30, 2013	December 31, 2012
Aggregate fair value of derivative agreements with downgrade provisions in a net liability position	$114,502	$20,366
Collateral posted to counterparty	$84,935	$5,490

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
7. Share Capital

(a) Authorized and Issued
Buybacks of Ordinary Shares
On February 27, 2012, XL-Ireland announced that its Board of Directors approved a share buyback program authorizing the Company to purchase up to $750 million of its ordinary shares (the “February 2012 Program”). During 2012, the Company purchased and canceled 18.3 million ordinary shares under the February 2012 Program for $401.6 million. Between January 1 and February 22, 2013, the Company purchased and canceled 3.8 million ordinary shares under the February 2012 Program for $98.3 million. See Item 8, Note 18, “Share Capital,” to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
On February 22, 2013, XL-Ireland announced that its Board of Directors approved a new share buyback program, authorizing the Company to purchase up to $850 million of its ordinary shares (the “February 2013 Program”). This authorization replaced the approximately $250 million remaining under the February 2012 Program.
During the three months ended September 30, 2013, the Company purchased and canceled 4.8 million ordinary shares for $150.0 million at an average price of $31.03 per share.
During the nine months ended September 30, 2013, the Company purchased and canceled 17.7 million ordinary shares for $523.3 million at an average price of $29.59 per share. At September 30, 2013, $425.0 million remained available for purchase under the February 2013 Program.
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
During the nine months ended September 30, 2013, the Company granted approximately 1.0 million stock options with a weighted-average grant date fair value of $8.34 per option. The fair value of the options issued was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

Dividend yield	2.00%
Risk free interest rate	1.14%
Volatility	37.0%
Expected lives	6.0 years
During the nine months ended September 30, 2013, the Company granted approximately 0.2 million restricted stock awards to certain employees and directors of the Company and its subsidiaries with an aggregate grant date fair value of approximately $5.3 million. The award recipients generally have the rights and privileges of a shareholder as to the restricted stock, including the right to receive dividends contingent upon the vesting of the restricted stock and the right to vote such restricted stock. The recipients are not entitled to receive delivery of a stock certificate prior to vesting nor may any restricted stock be sold, transferred, pledged, or otherwise disposed of prior to the satisfaction of all vesting requirements.
During the nine months ended September 30, 2013, the Company granted approximately 1.8 million restricted stock units to certain employees of the Company and its subsidiaries with an aggregate grant date fair value of approximately $51.5 million. Each restricted stock unit represents the Company's obligation to deliver to the holder one ordinary share upon satisfaction of the three years vesting term. Restricted stock units are granted at the closing market price on the day of grant and entitle the holder to receive dividends declared and paid in the form of additional ordinary shares contingent upon vesting.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
7. Share Capital

During the nine months ended September 30, 2013, the Company granted approximately 0.7 million performance units (representing a potential maximum share payout of approximately 1.4 million ordinary shares) to certain employees with an aggregate grant date fair value of approximately $17.8 million. The performance units vest after three years, subject to the achievement of stated performance metrics, and entitle the holder to ordinary shares of the Company. There are no dividend rights associated with the performance units. Each grant of performance units has a target number of shares, with final payouts ranging from 0% to 200% of the grant amount depending upon a combination of corporate and business segment performance along with each employee's continued service through the vesting date. Performance targets are based on relative and absolute financial performance metrics.
8. Notes Payable and Debt and Financing Arrangements
(a) Notes Payable and Debt
All outstanding debt of the Company at September 30, 2013 and December 31, 2012 was issued by XLIT Ltd. (“XL-Cayman”), a 100% owned subsidiary of XL-Ireland and the only direct subsidiary thereof. XL-Ireland does not have significant assets or operations independent of XL-Cayman. XL-Cayman's outstanding debt is fully and unconditionally guaranteed by XL-Ireland. The ability of XL-Cayman, like that of the Company, to obtain funds from its subsidiaries to satisfy any of its obligations under guarantees is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the Company operates, including, among others, Bermuda, the United States, Ireland, Switzerland and the United Kingdom. For details of the required statutory capital and surplus for the principal operating subsidiaries of the Company, see Item 8, Note 23, “Statutory Financial Data,” to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
The Company was in compliance with all covenants by significant margins at September 30, 2013, and the Company currently remains in compliance with all covenants.
(b) Letter of Credit Facilities and Other Sources of Collateral
The Company has several letter of credit and revolving credit facilities provided on a syndicated and bilateral basis from commercial banks. These facilities are utilized primarily to support non-admitted insurance and reinsurance operations in the United States and capital requirements at Lloyd's. The Company's letter of credit facilities and revolving credit facilities at September 30, 2013 and December 31, 2012 were as follows:

Letter of Credit Summary: (U.S. dollars in thousands except percentages)	September 30, 2013 (1)	December 31, 2012 (1)
Revolving credit facility (2)	$1,000,000	$1,000,000
Available letter of credit facilities - commitments (3)	$4,475,000	$4,000,000
Available letter of credit facilities - in use	$1,859,662	$1,757,250
Collateralized by certain assets of the Company’s investment portfolio	74.5%	93.3%
____________

(1)	At September 30, 2013, there were seven available letter of credit facilities; at December 31, 2012, there were five available letter of credit facilities.

(2)
At September 30, 2013 and December 31, 2012, the revolving credit available under the December 9, 2011 unsecured credit agreement (the "December 2011 Unsecured Credit Agreement" and, together with the December 9, 2011 secured credit agreement (the "December 2011 Credit Agreements") was unutilized. The two credit agreements with Citicorp USA, Inc., as administrative agent and issuing lender, and the lenders party thereto, each as amended (collectively, the "2013 Credit Agreements"), provide for issuance of letters of credit and revolving credit loans up to an aggregate amount of $475 million. At September 30, 2013, $475 million of letters of credit were issued under the 2013 Credit Agreements and therefore such amount is not included here.

(3)
The Company has the option to increase the size of the facility under the March 25, 2011 secured credit agreement, as amended, by an additional $500 million, the size of the facilities under the December 2011 Credit Agreements by an additional $500 million across both such facilities and the maximum amount of the letters of credit and revolving credit loans available under the 2013 Credit Agreements, with the lender's and issuing lender's consent.

For details regarding the March 2011 Credit Agreement and the December 2011 Credit Agreements see Item 8, Note 13(b), “Notes Payable and Debt and Financing Arrangements - Letter of Credit Facilities and Other Sources of Collateral,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. For details regarding the 2013 Credit Agreements, see Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” herein.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. Related Party Transactions
At September 30, 2013 and 2012, the Company owned minority stakes in five and four, respectively, independent investment management companies (“Investment Manager Affiliates”) that are actively managing client capital and seeking growth opportunities. The Company seeks to develop relationships with specialty investment management organizations, generally acquiring an equity interest in the business. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates and through these funds and partnerships pays management and performance fees to the Company's Investment Manager Affiliates. See Note 5(d), "Investments - Investment in Affiliates,” included herein, for further information.
In the normal course of business, the Company enters into reinsurance contracts with certain of its other strategic affiliates, or their subsidiaries. During the three and nine months ended September 30, 2013 and 2012, these contracts resulted in reported net premiums written, net reported claims and reported acquisition costs as summarized below. Management believes that these transactions are conducted at market rates consistent with negotiated arms-length contracts.

(U.S. dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Reported net premiums written	$27,112	$27,761	$51,119	$55,323
Net losses and loss expenses incurred	$9,274	$11,071	$21,039	$26,923
Reported acquisition costs	$7,189	$9,034	$17,875	$22,236

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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands, except per share amounts)	2013	2012	2013	2012

Basic earnings per ordinary share & ordinary share equivalents outstanding:
Net income (loss) attributable to ordinary shareholders	$135,648	$171,902	$759,136	$569,684
Weighted average ordinary shares outstanding - basic	285,393	304,199	289,957	309,675
Basic earnings per ordinary share & ordinary share equivalents outstanding	$0.48	$0.57	$2.62	$1.84

Diluted earnings per ordinary share & ordinary share equivalents outstanding:
Weighted average ordinary shares outstanding - basic	285,393	304,199	289,957	309,675
Impact of share-based compensation and certain conversion features	5,097	3,565	4,871	2,927
Weighted average ordinary shares outstanding - diluted	290,490	307,764	294,828	312,602
Diluted earnings per ordinary share & ordinary share equivalents outstanding	$0.47	$0.56	$2.57	$1.82
Dividends per ordinary share	$0.14	$0.11	$0.42	$0.33
For the three months ended September 30, 2013 and 2012, and for the nine months ended September 30, 2013 and 2012, ordinary shares available for issuance under share-based compensation plans of 6.0 million and 8.6 million, and 6.3 million and 8.8 million, respectively, were not included in the calculation of diluted earnings per share because the assumed exercise or issuance of such shares would be anti-dilutive.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Commitments and Contingencies
(a) Financial Guarantee Exposures

Financial Guarantee Exposure Summary (U.S. dollars in thousands except number of contracts and term to maturity)	September 30, 2013	December 31, 2012
Opening number of financial guarantee contracts	4	4
Number of financial guarantee contracts matured, prepaid or commuted during the period	(1)	—
Closing number of financial guarantee contracts	3	4
Principal outstanding	$108,255	$115,464
Interest outstanding	$—	$—
Aggregate exposure outstanding	$108,255	$115,464
Total gross claim liability recorded	$—	$1,399
Total unearned premiums and fees recorded	$170	$279
Weighted average contractual term to maturity in years	26.3	25.4
The Company's outstanding financial guarantee contracts at September 30, 2013 provide credit support for a variety of collateral types with the exposures comprised of an aggregate $108.3 million notional financial guarantee on three notes backed by zero coupon long dated bonds and bank perpetual securities, including some issued by European financials. At September 30, 2013, there were no reported events of default on these obligations.
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
Legal actions are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company's assessment at September 30, 2013, no such disclosures are considered necessary.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. Accumulated Other Comprehensive Income (Loss)
The changes in AOCI, net of tax, by component for the three months ended September 30, 2013 are as follows:

Three months ended September 30, 2013 (U.S. dollars in thousands)	Unrealized Gains (Losses) on Investments	OTTI Losses Recognized in AOCI	Foreign Currency Translation Adjustments	Underfunded Pension Liability	Cash Flow Hedge	Total
Balance, beginning of period, net of tax (1)	$796,073	$(101,751)	$41,755	$(27,211)	$1,894	$710,760
OCI before reclassifications (2)	121,956	—	4,020	1,092	—	127,068
Amounts reclassified from AOCI	(5,516)	7,474	—	—	110	2,068
Tax (benefit) expense	(77,575)	(5)	—	—	—	(77,580)
Net current period OCI - net of tax	38,865	7,469	4,020	1,092	110	51,556
Balance, end of period, net of tax	$834,938	$(94,282)	$45,775	$(26,119)	$2,004	$762,316
____________

(1)	Amounts include adjustments recorded to the value of future policy benefit reserves of $32.9 million. These amounts were recorded during the three months ended June 30, 2013.

(2)	Amounts include adjustments recorded to the value of future policy benefit reserves of $37.4 million. These amounts were recorded during the three months ended September 30, 2013.
The changes in AOCI, net of tax, by component for the nine months ended September 30, 2013 are as follows:

Nine months ended September 30, 2013 (U.S. dollars in thousands)	Unrealized Gains (Losses) on Investments (1)	OTTI Losses Recognized in AOCI	Foreign Currency Translation Adjustments	Underfunded Pension Liability	Cash Flow Hedge	Total
Balance, beginning of period, net of tax	$1,597,832	$(121,371)	$69,391	$(27,506)	$1,674	$1,520,020
OCI before reclassifications (1)	(667,097)	—	(23,616)	1,387	—	(689,326)
Amounts reclassified from AOCI	(102,619)	27,099	—	—	330	(75,190)
Tax (benefit) expense	6,822	(10)	—	—	—	6,812
Net current period OCI - net of tax	(762,894)	27,089	(23,616)	1,387	330	(757,704)
Balance, end of period, net of tax	$834,938	$(94,282)	$45,775	$(26,119)	$2,004	$762,316
____________

(1)	Amounts include cumulative adjustments recorded to the value of future policy benefit reserves of $70.3 million. These amounts were recorded during the nine months ended September 30, 2013.
The reclassifications out of AOCI along with the associated income statement line items affected by component, and the total related tax (expense) benefit for the three and nine months ended September 30, 2013 and 2012 are as follows:

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Gross Amount Reclassified From AOCI
Details About AOCI Components (U.S. dollars in thousands)	Three months ended September 30, 2013	Nine months ended September 30, 2013	Affected Line Item in the Statement of Income
Unrealized gains and losses on investments:
	$(7,904)	$(110,295)	Net realized gains (losses) on investments sold
	2,388	7,676	OTTI on investments
	$(5,516)	$(102,619)	Total before tax
	3,352	66	Provision (benefit) for income tax
	$(2,164)	$(102,553)	Net of tax
OTTI losses recognized in OCI:
	$6,675	$24,562	Net realized gains (losses) on investments sold
	799	2,537	OTTI on investments transferred to (from) OCI
	$7,474	$27,099	Total before tax
	(5)	(10)	Provision (benefit) for income tax
	$7,469	$27,089	Net of tax
Gains and losses on cash flow hedges:
Interest rate contracts	$110	$330	Interest Expense
	—	—	Provision (benefit) for income tax
	$110	$330	Net of tax

Total reclassifications for the period, gross of tax	$2,068	$(75,190)
Tax (benefit) expense	3,347	56
Total reclassifications for the period, net of tax	$5,415	$(75,134)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 (“PSLRA”) provides a “safe harbor” for forward-looking statements. Any prospectus, prospectus supplement, Annual Report to ordinary shareholders, proxy statement, Form 10-K, Form 10-Q or Form 8-K or any other written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to us in general, and to the insurance and reinsurance sectors in particular (both as to underwriting and investment matters). Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “may” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.
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

▪	changes in regulations or laws applicable to XL-Ireland or our subsidiaries, brokers or customers;

▪	acceptance of our products and services, including new products and services;

▪	changes in the availability, cost or quality of reinsurance;

▪	changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers;

▪	loss of key personnel;

▪	changes in accounting standards, policies or practices or the application thereof;

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
RESULTS OF OPERATIONS AND KEY FINANCIAL MEASURES
Results of Operations
The following table presents an analysis of our net income (loss) attributable to ordinary shareholders and other financial measures (described below) for the three and nine months ended September 30, 2013 and 2012:

(U.S. dollars in thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss) attributable to ordinary shareholders	$135,648	$171,902	$759,136	$569,684
Earnings (loss) per ordinary share – basic	$0.48	$0.57	$2.62	$1.84
Earnings (loss) per ordinary share – diluted	$0.47	$0.56	$2.57	$1.82
Weighted average number of ordinary shares and ordinary share equivalents, in thousands – basic	285,393	304,199	289,957	309,675
Weighted average number of ordinary shares and ordinary share equivalents, in thousands – diluted	290,490	307,764	294,828	312,602

Key Financial Measures
The following are some of the financial measures management considers important in evaluating our operating performance:

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
(U.S. dollars in thousands, except ratios and per share amounts)	2013	2012	2013 to 2012	2013	2012	2013 to 2012
Underwriting profit (loss) - P&C operations	$76,900	$114,203	(32.7)%	$349,612	$306,813	13.9%
Combined ratio - P&C operations	95.0%	92.2%	2.8pts	92.2%	92.7%	(0.5)pts
Net investment income - P&C operations	$165,793	$166,002	(0.1)%	$502,527	$544,203	(7.7)%
Operating net income	$154,628	$188,038	(17.8)%	$656,087	$575,213	14.1%
Operating net income per share - diluted	$0.53	$0.61	$(0.08)	$2.23	$1.84	$0.39
Annualized return on average ordinary shareholders’ equity	5.5%	6.8%	(1.3)pts	9.9%	7.7%	2.2pts
Annualized operating return on average ordinary shareholders’ equity	6.2%	7.4%	(1.2)pts	8.6%	7.7%	0.9pts
Annualized operating return on average ordinary shareholders’ equity excluding unrealized gains and losses on investments	6.8%	8.4%	(1.6)pts	9.6%	8.6%	1.0pts

(U.S. dollars)	September 30, 2013	June 30, 2013	Change (Three Months)	September 30, 2013	December 31, 2012	Change (Nine Months)
Book value per ordinary share	$35.03	$34.41	$0.62	$35.03	$35.18	$(0.15)
Fully diluted tangible book value per ordinary share	$32.96	$32.45	$0.51	$32.96	$33.35	$(0.39)
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
Our underwriting profit (loss) in the three and nine months ended September 30, 2013 was consistent with the combined ratio, discussed below.

Combined ratio - P&C operations
Our combined ratio of 95.0% for the three months ended September 30, 2013 was higher than the 92.2% combined ratio in the same period of 2012, due to an increase in the loss and loss expense ratio partially offset by a marginal decrease in the underwriting expense ratio. The loss and loss expense ratio increased primarily as a result of higher levels of natural catastrophe losses as compared to 2012. The underwriting expense ratio decreased as operating expenses remained relatively flat while net earned premium increased 5.6% compared to the same period of 2012.
Our combined ratio of 92.2% for the nine months ended September 30, 2013 was lower than the 92.7% combined ratio in the same period of 2012, due to a decrease in the underwriting expense ratio partially offset by an increase in the loss and loss expense ratio. The underwriting expense ratio decreased, as operating expenses remained relatively flat, while net premium earned increased 6.5% during nine months ended September 30, 2013 as compared to the same period of 2012. The loss and loss expense ratio increased due to higher levels of natural catastrophe and large losses in 2013, partially offset by lower levels of attritional losses. For further information on our combined ratio, see “Income Statement Analysis” below.
Net investment income - P&C operations
Net investment income related to P&C operations, which includes interest and dividend income together with the amortization of premium and discount on fixed maturities and short-term investments, net of related investment expenses, is an important measure that affects our overall profitability. Our largest liability relates to our unpaid loss reserves, and our investment portfolio provides liquidity for claims settlements of these reserves as they become due. As a result, a significant part of the investment portfolio is invested in fixed income securities. Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates and credit spreads, foreign exchange rates and changes in overall asset allocation. See the segment results at “Investment Activities” below for a discussion of our net investment income for the three and nine months ended September 30, 2013.
Operating net income and Operating net income per share
Operating net income is a non-GAAP financial measure defined as net income (loss) attributable to ordinary shareholders excluding: (1) our net realized gains and losses on investments, net of tax, (2) our net realized and unrealized gains and losses on derivatives, net of tax, (3) our share of items (1) and (2) for our insurance company affiliates for the periods presented, (4) goodwill impairment charges, net of tax, (5) the gains recognized on our repurchase of XL-Cayman's preference ordinary shares and (6) foreign exchange gains or losses, net of tax. We evaluate the performance of and manage our business to produce an underwriting profit. In addition to presenting net income (loss), we believe that showing operating net income (loss) enables investors and other users of our financial information to analyze our performance in a manner similar to how we analyze performance. In this regard, we believe that providing only a GAAP presentation of net income (loss) would present an incomplete picture of our financial performance, which would make it more difficult for users of our financial information to evaluate our underlying business. We also believe that equity analysts and certain rating agencies that follow us (and the insurance industry as a whole) exclude these items from their analyses for the same reasons and they request that we provide this non-GAAP financial information on a regular basis. A reconciliation of Net income (loss) attributable to ordinary shareholders to operating net income (loss) is provided at “Reconciliation of Non-GAAP Measures” included below.
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
For the three months ended September 30, 2013, ROE was 5.5%, 1.3 percentage points lower than in the same period of 2012 when it was 6.8%. The decrease is due to lower underwriting income in the current quarter as a result of increased losses from natural catastrophes, partially offset by higher affiliate earnings and lower net realized losses on investments than in the prior year quarter.

For the nine months ended September 30, 2013, ROE was 9.9%, 2.2 percentage points higher than the same period of 2012 when it was 7.7%. The increase is primarily due to improved underwriting results in the period, combined with higher affiliate earnings and net realized gains on investments and derivatives than in the prior year period.
Annualized operating return on average ordinary shareholders' equity (“Operating ROE”)
Operating ROE is another non-GAAP financial measure that we consider important in evaluating our operating performance. Operating ROE is derived by dividing non-GAAP operating net income for any period by the average of the opening and closing ordinary shareholders' equity.
For the three months ended September 30, 2013, Operating ROE was 6.2%, which was 1.2 percentage points lower than in the same period in 2012 when it was 7.4%. This was the result of the lower operating net income in 2013 due to the factors discussed above as part of ROE and as further discussed under “Significant Items Affecting the Results of Operations.”
For the nine months ended September 30, 2013, Operating ROE was 8.6%, which was 0.9 percentage points higher than in the same period in 2012 when it was 7.7%. This was the result of the higher operating net income in 2013 due to the factors discussed above as part of ROE and as further discussed under “Significant Items Affecting the Results of Operations.”
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
For the three months ended September 30, 2013, Operating ROE ex-UGL was 6.8%, which was 1.6 percentage points lower than in the same period in 2012 when it was 8.4%. This was the result of the lower annualized operating net income in 2013 due to the factors discussed above as part of ROE.
For the nine months ended September 30, 2013, Operating ROE ex-UGL was 9.6%, which was 1.0 percentage points higher than in the same period in 2012 when it was 8.6%. This was the result of the higher operating net income in 2013 due to the factors discussed above as part of ROE.
Book value per ordinary share
We view the change in our book value per ordinary share as an additional measure of our performance, representing the value generated for our ordinary shareholders each period, and we believe that this measure is a key driver of our share price over time (along with the diluted measures described below). Book value per ordinary share, a non-GAAP financial measure, is calculated by dividing ordinary shareholders' equity (total shareholders' equity less non-controlling interest in equity of consolidated subsidiaries) by the number of outstanding ordinary shares at the applicable period end. Book value per ordinary share is affected primarily by net income (loss), by any changes in the net unrealized gains and losses on our investment portfolio, by currency translation adjustments and by the impact of any share buyback or issuance activity. Ordinary shareholders' equity was $9.9 billion and $10.5 billion and the number of ordinary shares outstanding was 282.9 million and 298.7 million at September 30, 2013 and December 31, 2012, respectively. Ordinary shares outstanding include all ordinary shares legally issued and outstanding (as disclosed on the face of the balance sheet) as well as all director share units outstanding.
At September 30, 2013, book value per ordinary share was $35.03, an increase of $0.62 and a decrease of $0.15 in the three and nine months ended September 30, 2013 from the amounts as of June 30, 2013 and December 31, 2012, when they were $34.41 and $35.18, respectively. The increase in the three months ended September 30, 2013 was primarily due to net income attributable to ordinary shareholders, the benefit of share buyback activity and an increase in net unrealized gains on investments, partially offset by the payment of dividends to ordinary shareholders. The decrease in the nine months ended September 30, 2013 was primarily due to decreases in the net unrealized gains on investments partially offset by an increase in net income attributable to ordinary shareholders and the benefit of share buyback activity.
Fully diluted tangible book value per ordinary share
Fully diluted tangible book value per ordinary share is a non-GAAP financial measure and is calculated by dividing ordinary shareholders' equity excluding Goodwill and other intangible assets (as disclosed on the face of the balance sheet) by the number of outstanding ordinary shares at any period end combined with the impact from dilution of share-based compensation and certain conversion features where dilutive. At September 30, 2013, tangible book value per ordinary share was $32.96, an increase of $0.51 and a decrease of $0.39 in the three and nine months ended September 30, 2013 from the amounts at June 30, 2013 and December 31, 2012, when they were $32.45 and $33.35, respectively. The fully diluted tangible book value per ordinary share movements for the three and nine months ended September 30, 2013 was a result of the factors discussed above as part of book value per ordinary share.
RECONCILIATION OF NON-GAAP MEASURES
The following is a reconciliation of net income (loss) attributable to ordinary shareholders to operating net income (loss) and also includes the calculation of Operating ROE and Operating ROE ex-UGL for the three and nine months ended September 30, 2013 and 2012:

(U.S. dollars in thousands, except ratios and per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss) attributable to ordinary shareholders	$135,648	$171,902	$759,136	$569,684
Net realized (gains) losses on investments, net of tax	5,306	5,733	(75,462)	(3,308)
Net realized and unrealized (gains) losses on derivatives, net of tax	(880)	(6,253)	(3,660)	(2,651)
Net realized and unrealized (gains) losses on investments and derivatives related to the Company's insurance company affiliates	(108)	(6)	(363)	(42)
Foreign exchange (gains) losses, net of tax	14,662	16,662	(23,564)	11,530
Operating net income (loss)	$154,628	$188,038	$656,087	$575,213
Per ordinary share results:
Net income (loss) attributable to ordinary shareholders	$0.47	$0.56	$2.57	$1.82
Operating net income (loss) - diluted	$0.53	$0.61	$2.23	$1.84
Weighted average ordinary shares outstanding, in thousands:
Basic	285,393	304,199	289,957	309,675
Diluted	290,490	307,764	294,828	312,602
Return on ordinary shareholders' equity:
Closing ordinary shareholders' equity (at period end)	$9,907,896	$10,411,049	$9,907,896	$10,411,049
Unrealized (gain) loss on investments, net of tax (at period end)	$(810,953)	$(1,383,446)	$(810,953)	$(1,383,446)
Average ordinary shareholders' equity for the period excluding unrealized gains and losses on investments	$9,131,199	$9,004,583	$9,065,284	$8,958,733
Average ordinary shareholders' equity for the period	$9,900,233	$10,139,433	$10,208,987	$9,911,354
Operating net income (loss)	$154,628	$188,038	$656,087	$575,213
Annualized operating net income (loss)	$618,512	$752,152	$874,783	$766,951
Operating ROE	6.2%	7.4%	8.6%	7.7%
Operating ROE ex-UGL	6.8%	8.4%	9.6%	8.6%

SIGNIFICANT ITEMS AFFECTING THE RESULTS OF OPERATIONS
The Company’s net income and other financial measures as shown above for the three and nine months ended September 30, 2013 have been affected by, among other things, the following significant items:
1)       The impact of significant large loss events;
2)       The current underwriting environment; and
3)       Market movement impacts on our investment portfolio.
1) The Impact of Significant Large Loss Events
Natural Catastrophe Losses
The following table outlines the underwriting losses and loss ratio impact for the Insurance and Reinsurance segments from natural catastrophes for the three and nine months ended September 30, 2013:

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
(U.S. dollars in thousands, except ratios)	2013	2012	2013 to 2012	2013	2012	2013 to 2012
Natural Catastrophe Underwriting Losses
Insurance	$15,547	$5,836	$9,711	$95,450	$75,169	$20,281
Reinsurance	$69,474	$26,155	$43,319	$127,638	$37,379	$90,259
Total P&C	$85,021	$31,991	$53,030	$223,088	$112,548	$110,540
Natural Catastrophe Loss Ratio Impact
Insurance	1.4%	0.7%	0.7pts	3.0%	2.6%	0.4pts
Reinsurance	15.7%	5.5%	10.2pts	10.3%	2.9%	7.4pts
Total P&C	5.5%	2.4%	3.1pts	5.1%	2.7%	2.4pts
Notable natural catastrophes for the three and nine months ended September 30, 2013 were as follows:

▪
Three months ended September 30, 2013 - the series of hailstorms in Germany and France in late July 2013 (the “Europe Hailstorms”), Hurricane Ingrid and flooding events in the United States (Colorado) and Canada (Toronto).

▪	Nine months ended September 30, 2013 (in addition to those noted above) - flooding in Europe, Argentina and Canada (Calgary), a cyclone in Australia and tornadoes and hailstorms in the United States.
Large Loss Events
In the three and nine months ended September 30, 2013 and 2012 the results from operations were impacted by significant losses from large non-natural catastrophe loss events in both the Insurance and Reinsurance segments. These large non-natural catastrophe losses were higher in the prior year periods due primarily to the impact of a single large marine loss during the first quarter of 2012 and losses recorded in relation to the severe drought conditions and crop losses in the U.S. in 2012.
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
Insurance
During the three months ended September 30, 2013, we saw a continuation of the positive pricing trends that we have experienced in the past several quarters, with an overall rate increase of 3.4% for the Insurance segment. While rate increases slowed in our North America short-tail lines, our diversified portfolio allowed us to benefit from rate increases across most of our medium and long-tail lines. In addition to these pricing improvements, our 8.7% increase in gross premiums written in the three months ended September 30, 2013, as compared to the same period in 2012, was due largely to the continued efforts of new leadership in certain existing businesses. Growth was particularly strong in North America where our construction, property, primary casualty and excess casualty businesses experienced the largest percentage growth within the business group. International casualty, international professional and Select (which offers professional liability to small and mid-size niche professional groups in the United States) businesses also had strong growth in the quarter.
The trading environment for our core lines of insurance business remains competitive, so we continue to focus on those lines of business that we believe provide the best return on capital, including the writing of selective new business and remaining committed to the underwriting actions necessary to improve our margins.
Reinsurance
The mid-year renewals for the Reinsurance segment were generally in line with management's expectations. However, for 2014 property catastrophe renewals, there is potential for some downward pressure on U.S. pricing due to the abundant capacity available in both traditional and non-traditional forms and a benign Atlantic hurricane season. In Europe, due to the high levels of catastrophe activity during 2013, we anticipate a more stable pricing environment. Pricing on long-tail lines remains highly competitive, with the favorable pricing trends being experienced across many sectors of the primary market not showing the same level of discipline or positive pricing momentum in the reinsurance market.
The Reinsurance segment's gross premiums written decreased by 16.2% in the three months ended September 30, 2013 as compared to the same period in 2012. The premium reduction was predominantly from the non-renewal of a crop quota share program in our North America property book and from a reduction in our Latin America portfolio due to competitive market conditions.
The Reinsurance segment continues to develop new business opportunities to further build upon the strategic growth achieved in recent years, while remaining committed to its long-held focus of underwriting discipline and cycle management.
3) Market Movement Impacts on Our Investment Portfolio
During the three months ended September 30, 2013, interest rates marginally increased primarily in the United Kingdom, while credit spreads narrowed enough to offset the interest rate increase. The net impact of the market conditions on our investment portfolio resulted in a positive mark to market change of $125 million on our available for sale ("AFS") investments. This represents an approximately 0.3% appreciation in average assets for the three months ended September 30, 2013.
The following table provides further detail regarding the movements in relevant credit markets, as well as in government interest rates using selected market indices:

	Interest Rate Movement for the three months ended September 30, 2013 (1) (‘+’/‘-’ represents increases / decreases in interest rates)	Credit Spread Movement for the three months ended September 30, 2013 (2) (‘+’/‘-’ represents widening / tightening of credit spreads)
United States	-1 basis points (5 year Treasury)	-12 basis points (US Corporate A rated)
-12 basis points (US Mortgage Master Index)
-1 basis points (US CMBS, AAA rated)
United Kingdom	+28 basis points (10 year Gilt)	-22 basis points (UK Corporate, AA rated)
Euro-zone	+6 basis points (5 year Bund)	+10 basis points (Europe Corporate, A rated)
____________

(1)	Source: Bloomberg Finance L.P.

(2)	Source: Merrill Lynch Global Indices.

Net realized losses on investments in the three months ended September 30, 2013 totaled $2.0 million, including net realized losses of approximately $3.2 million related to OTTI charges on certain of the Company’s fixed income investments. For further analysis of this, see “Income Statement Analysis - Investment Activities” below.
During the nine months ended September 30, 2013, interest rates increased in all of our major jurisdictions and credit spreads widened moderately for structured credit holdings offset by tightening in the United Kingdom. The net impact of the market conditions on our investment portfolio resulted in a negative mark to market change of $651 million on our AFS investments. This represents an approximately 1.4% depreciation in average assets for the nine months ended September 30, 2013.
The following table provides further detail regarding the movements in relevant credit markets, as well as in government interest rates using selected market indices:

	Interest Rate Movement for the nine months ended September 30, 2013 (1) (‘+’/‘-’ represents increases / decreases in interest rates)	Credit Spread Movement for the nine months ended September 30, 2013 (2) (‘+’/‘-’ represents widening / tightening of credit spreads)
United States	+66 basis points (5 year Treasury)	+2 basis points (US Corporate A rated)
+18 basis points (US Mortgage Master Index)
+33 basis points (US CMBS, AAA rated)
United Kingdom	+89 basis points (10 year Gilt)	-32 basis points (UK Corporate, AA rated)
Euro-zone	+50 basis points (5 year Bund)	-3 basis points (Europe Corporate, A rated)
____________

(1)	Source: Bloomberg Finance L.P.

(2)	Source: Merrill Lynch Global Indices.
Net realized gains on investments in the nine months ended September 30, 2013 totaled $75.5 million, including net realized losses of approximately $10.2 million related to OTTI charges on certain of the Company’s fixed income investments. For further analysis of this, see “Income Statement Analysis - Investment Activities” below.
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
During the three months ended September 30, 2013, we purchased and canceled 4.8 million ordinary shares for $150.0 million at an average price of $31.03 per share. During the nine months ended September 30, 2013, we purchased and canceled 17.7 million ordinary shares for $523.3 million at an average price of $29.59 per share. At September 30, 2013, $425.0 million remained available for purchase under the February 2013 Program.
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

			1-in-100 Event		1-in-250 Event
(U.S. dollars in millions)	Peril	Measurement Date of In-Force Exposures (1)	Probable Maximum Loss (2)	Percentage of Tangible Shareholders’ Equity at September 30, 2013	Probable Maximum Loss (2)	Percentage of Tangible Shareholders’ Equity at September 30, 2013
Geographical Zone
North Atlantic	Windstorm	July 1, 2013	$1,302	12.0%	$1,755	16.2%
North America	Earthquake	July 1, 2013	889	8.2%	1,481	13.7%
Europe	Windstorm	July 1, 2013	514	4.7%	735	6.8%
Japan	Earthquake	July 1, 2013	241	2.2%	285	2.6%
Japan	Windstorm	July 1, 2013	132	1.2%	231	2.1%
____________

(1)	Detailed analyses of aggregated in-force exposures and maximum loss levels are done periodically. The measurement dates represent the date of the last completed detailed analysis by geographical zone.

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
INCOME STATEMENT ANALYSIS
Segment Results for the three months ended September 30, 2013 compared to the three months ended September 30, 2012
Insurance
Our Insurance operations provide commercial property, casualty and specialty insurance products on a global basis. Products generally provide tailored coverages for complex corporate risks and include the following lines of business: property, casualty, professional liability, environmental liability, aviation and satellite, marine and offshore energy, equine, fine art and specie, surplus lines, political risk and trade credit, crisis management, surety and other insurance coverages, including those mentioned above, through our programs, middle market and construction businesses. We focus on those lines of business within our insurance operations that we believe provide the best return on capital over time. These lines of business are divided into the following business groups: International Property and Casualty (“IPC”), North America Property and Casualty (“NAPC”), Global Professional Lines (“Professional”) and Global Specialty Lines (“Specialty”).
The following table summarizes the underwriting profit (loss) for the Insurance segment:

	Three Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2013	2012	2013 to 2012
Gross premiums written	$1,259,986	$1,158,683	8.7%
Net premiums written	993,659	905,056	9.8%
Net premiums earned	1,104,012	985,625	12.0%
Net losses and loss expenses	762,782	623,545	22.3%
Acquisition costs	136,421	128,513	6.2%
Operating expenses	192,936	186,794	3.3%
Underwriting profit (loss)	$11,873	$46,773	(74.6)%
Net results – structured products	4,104	3,087	32.9%
Net fee income and other (expense)	(2,187)	745	N/M
____________

*	N/M - Not Meaningful
Gross Premiums Written
The following table summarizes our gross premiums written by business group for the Insurance segment:

	Three Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2013	2012	2013 to 2012
IPC	$235,224	$218,279	7.8%
NAPC	446,834	388,894	14.9%
Professional	360,645	337,571	6.8%
Specialty	217,283	213,939	1.6%
Total	$1,259,986	$1,158,683	8.7%
Gross written premiums increased by 8.7%. The following is a summary of the premium movements by business group:

▪
IPC - increase of 7.8% driven mainly by higher renewed premiums across most lines and favorable pricing across most businesses but most significantly in middle markets, partially offset by unfavorable prior year premium adjustments and by lower levels of new business in middle markets and primary casualty.

▪
NAPC - increase of 14.9% largely driven by strong renewed premiums including favorable pricing across most businesses, higher volume in excess casualty and strong new business in construction and property.

▪
Professional - increase of 6.8% driven by higher renewed premiums in international professional and in Select (which offers professional liability to small and mid-size niche professional groups in the United States), stronger pricing across U.S. and select professional, partially offset by lower new business mainly in U.S. professional.

▪
Specialty - increase of 1.6% due to improved renewed premiums and new business in our fine art and specie and marine lines of businesses, partially offset by lower new business and weaker pricing in the aerospace business.

Foreign exchange rate movements did not significantly impact our gross premiums written.
Net Premiums Written
The increase of 9.8% resulted from the gross written premium increases outlined above offset by an increase in ceded written premiums. The increase in ceded premiums primarily relates to a modification in the reinsurance structure to one that utilizes proportional reinsurance in our Professional business group in order to take advantage of favorable market terms; an increase in global property writings that involve cessions to co-insurers and/or the captive insurance operations of our insureds; and higher reinsurer participation on certain casualty treaties, partially offset, in the prior year, by the impact of a reinsurance cover in NAPC discontinued lines.
Net Premiums Earned
The increase of 12.0% is a reflection of the overall growth in net premiums written across all business groups in recent quarters and is mainly attributable to NAPC property, NAPC primary casualty and excess casualty, NAPC construction, IPC primary casualty and Specialty marine, partially offset by lower earned premiums in aerospace and IPC property.
Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Insurance segment:

	Three Months Ended		Percentage
	September 30,		Point Change
	2013	2012	2013 to 2012
Loss and loss expense ratio	69.1%	63.3%	5.8
Acquisition expense ratio	12.4%	13.0%	(0.6)
Operating expense ratio	17.4%	19.0%	(1.6)
Underwriting expense ratio	29.8%	32.0%	(2.2)
Combined ratio	98.9%	95.3%	3.6
The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Insurance segment for the three months ended September 30, 2013 and 2012:

	Three Months Ended		Percentage
	September 30,		Point Change
	2013	2012	2013 to 2012
Loss and loss expense ratio	69.1%	63.3%	5.8
Prior year reserve development	0.3%	—%	0.3
Loss ratio excluding prior year development	69.4%	63.3%	6.1
Loss Ratio - excluding prior year development
The 6.1 percentage point increase in the loss ratio excluding prior year development was predominantly due to the impact of medium and large loss events occurring in the three months ended September 30, 2013. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for the three months ended September 30, 2013 were $9.7 million higher than in the same period in 2012. Excluding favorable prior year development, net natural catastrophe losses and related reinstatement premiums in both quarters, the loss ratio for the three months ended September 30, 2013 compared to the same period of 2012 increased by 5.4 percentage points to 68.0% due to higher levels of non-natural catastrophe medium and large losses in IPC middle markets, IPC property, Bermuda professional, aerospace and marine and energy lines. Also, in the prior year quarter, the reported loss ratio reflected the benefit of very low levels of property losses.
For further details, see "Significant Items Affecting the Results of Operations - 1) The Impact of Significant Large Loss Events" above.

Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Insurance segment for the three months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,
(U.S. dollars in thousands)	2013	2012
Property	$(3,452)	$(10,283)
Casualty	(737)	3,314
Professional	(71)	(200)
Specialty	(337)	1,290
Other (1)	1,032	5,063
Total	$(3,565)	$(816)
____________
(1)    Other includes programs, excess and surplus, surety, structured indemnity and certain discontinued lines.
Net favorable prior year reserve development of $3.6 million was primarily attributable to the property line of business and was driven by a subrogation recovery received in the quarter.
Acquisition Costs and Operating Expenses
Underwriting Expense Ratio
The decrease of 2.2 percentage points was due to both a decrease in the acquisition expense ratio of 0.6 percentage points combined with a decrease in the operating expense ratio of 1.6 percentage points, as follows:

▪	Acquisition expense ratio - decreased largely due to a combination of a mix of business and the favorable impact of the changes in the 2013 reinsurance structure mentioned above.

▪
Operating expense ratio - decreased 1.6 percentage points mainly due to the leveraging of the growth in net earned premiums for the three months ended September 30, 2013 compared to the same period of 2012.

Net Results - Structured Products
Net results from structured insurance products, which increased 32.9% from the prior year quarter, includes net investment income of $9.7 million and $8.5 million and interest expense of $5.6 million and $5.4 million, respectively, for the three months ended September 30, 2013 and 2012. The increase in the net results from the prior year quarter was mainly due to higher net investment income from the investment of portfolio cash into fixed income securities.
For further information about these structured indemnity contracts that are accounted for as deposit contracts, see Item 8, Note 11, “Deposit Liabilities,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.
Net Fee Income and Other
The decrease in net fee income and other was largely due to lower revenues in our risk engineering services business and ancillary fee income in NAPC property compared to the prior year.

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
The following table summarizes the underwriting profit (loss) for the Reinsurance segment:

	Three Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2013	2012	2013 to 2012
Gross premiums written	$349,854	$417,548	(16.2)%
Net premiums written	333,720	403,209	(17.2)%
Net premiums earned	446,617	482,929	(7.5)%
Net losses and loss expenses	243,738	270,532	(9.9)%
Acquisition costs	95,797	97,740	(2.0)%
Operating expenses	42,055	47,227	(11.0)%
Underwriting profit (loss)	$65,027	$67,430	(3.6)%
Net results – structured products	2,359	2,652	(11.0)%
Net fee income and other	597	656	(9.0)%

Gross Premiums Written
The following table summarizes our gross premiums written by business group for the Reinsurance segment:

	Three Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2013	2012	2013 to 2012
Bermuda	$39,937	$54,779	(27.1)%
North America	189,500	219,151	(13.5)%
International	120,417	143,618	(16.2)%
Total	$349,854	$417,548	(16.2)%
Gross written premiums decreased by 16.2%. The following is a summary of the premium movements by business group:

▪	Bermuda - decrease of 27.1% due to certain premium adjustments on prior year incepting policies.

▪
North America - decrease of 13.5% due to the property line of business as a result of the non-renewal of a crop quota share program and reductions in volume and shares, partially offset by a new agricultural program in North America and favorable renewals, new business and certain timing differences in the casualty line of business.

▪	International - decrease of 16.2%, due to lower renewals on Latin America property treaty business as a result of the competitive market conditions in the region.
Foreign exchange rate movements did not significantly impact our gross premiums written.
Net Premiums Written
The decrease of 17.2% resulted from the gross written premium decreases outlined above together with an increase in ceded written premiums, mainly due to a new agricultural program in North America.
Net Premiums Earned
The decrease of 7.5% is mainly attributable to the earn through of lower current and prior year premiums as a result of re-underwriting activities in the International business group on marine lines and in Latin America throughout the year, and additionally from the non-renewal of a crop quota share treaty in North America, partially offset by new business as described above.

Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Reinsurance segment:

	Three Months Ended		Percentage
	September 30,		Point Change
	2013	2012	2013 to 2012
Loss and loss expense ratio	54.6%	56.0%	(1.4)
Acquisition expense ratio	21.4%	20.2%	1.2
Operating expense ratio	9.4%	9.8%	(0.4)
Underwriting expense ratio	30.8%	30.0%	0.8
Combined ratio	85.4%	86.0%	(0.6)
The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Reinsurance segment for the three months ended September 30, 2013 and 2012:

	Three Months Ended		Percentage
	September 30,		Point Change
	2013	2012	2013 to 2012
Loss and loss expense ratio	54.6%	56.0%	(1.4)
Prior year reserve development	16.9%	7.4%	9.5
Loss ratio excluding prior year development	71.5%	63.4%	8.1
Loss Ratio - excluding prior year development
The 8.1 percentage point increase in the loss ratio excluding prior year development was predominantly due to higher levels of natural catastrophe losses occurring in the three months ended September 30, 2013. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for the three months ended September 30, 2013 were $43.3 million higher than in the same period in 2012. Excluding favorable prior year development, net natural catastrophe losses and related reinstatement premiums in both quarters, the loss ratio for the three months ended September 30, 2013 compared to the same period of 2012 decreased by 2.1 percentage points to 55.8% mainly due to lower attritional loss activity during the three months ended September 30, 2013.
For further details on natural catastrophe losses, see "Significant Items Affecting the Results of Operations - 1) The Impact of Significant Large Loss Events - Natural Catastrophe Losses" above.
Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by business group relating to the Reinsurance segment for the three months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,
(U.S. dollars in thousands)	2013	2012
Property and other short-tail lines	$(53,784)	$(21,829)
Casualty and other long-tail lines	(21,815)	(13,866)
Total	$(75,599)	$(35,695)
Net favorable prior year reserve development of $75.6 million for the three months ended September 30, 2013 was mainly attributable to the following:

▪	Net favorable prior year development for the short-tailed lines totaled $53.8 million and details of the significant components are as follows:

▪
For property catastrophe lines, net prior year development was $18.9 million favorable comprised of $14.9 million favorable development driven mainly by better than expected development on 2008 and 2009 windstorm and typhoon losses as well as $4.0 million favorable due to better than expected attritional loss development.

▪
For property other lines, net prior year development was $14.3 million favorable comprised of $7.8 million favorable development on prior year large and catastrophe losses and $6.6 million favorable development due to better than expected attritional loss development.

▪
For marine and aviation lines, net prior year development was $20.6 million favorable driven mainly by $12.0 million favorable development on a 2012 large loss in the Europe marine book, and $7.8 million favorable due to better than expected attritional loss development in Europe and Bermuda.

▪	Net favorable prior year development for the long-tailed lines totaled $21.8 million and details of the significant components are as follows:

▪
For casualty lines, net prior year development was $25.7 million favorable mainly driven by $13.0 million from the North America book, and $12.5 million from the Europe book, due to better than expected development on attritional losses. The favorable development primarily impacts underwriting years 2003 through 2007.

▪
For other lines, net prior year development was $3.9 million unfavorable mainly due to worse than expected development on attritional losses in the International discontinued book for underwriting years 2004 to 2007.

Acquisition Costs and Operating Expenses
Underwriting Expense Ratio
The marginal increase of 0.8 percentage points was due to an increase in the acquisition expense ratio of 1.2 percentage points partially offset by a decrease in the operating expense ratio of 0.4 percentage points, as follows:

▪	Acquisition expense ratio - increased largely from an increase in profit commissions in Bermuda on property treaty lines due to to higher profit based commissions on the 2012 underwriting year.

▪	Operating expense ratio - the total operating expense amount decreased due to lower compensation expenses in the three months ended September 30, 2013 compared to the same period in 2012.
Net Results - Structured Products
Net results from structured reinsurance products, which decreased 11.0% from the prior year quarter, includes net investment income of $8.4 million and $9.0 million and interest expense of $6.0 million and $6.3 million, for the three months ended September 30, 2013 and 2012, respectively. The decrease in the net results from the prior year quarter was mainly due to lower net investment income, primarily from a lower asset base due to cashflows from the investment portfolio.
For further information about these structured indemnity contracts that are accounted for as deposit contracts see Item 8, Note 11, “Deposit Liabilities,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Life Operations
The following table summarizes the contribution from the Life operations segment, which has been in run-off since 2009:

	Three Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2013	2012	2013 to 2012
Gross premiums written	$82,291	$87,413	(5.9)%
Net premiums written	74,683	79,487	(6.0)%
Net premiums earned	74,683	79,487	(6.0)%
Net losses and loss expenses	116,549	119,438	(2.4)%
Acquisition costs	6,110	10,094	(39.5)%
Operating expenses	2,659	2,351	13.1%
Net investment income	72,128	73,479	(1.8)%
Net fee income and other	43	240	(82.1)%
Realized gains (losses) on investments	129	(7,751)	N/M
Contribution from Life operations	$21,665	$13,572	59.6%
____________

*	N/M - Not Meaningful
Gross Premiums Written
Gross written premiums decreased by 5.9%. The following is a summary of the premium movements by business group:

	Three Months Ended
	September 30, 2013			September 30, 2012
(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Annuity	$37,383	$30,608	$30,608	$39,050	$31,961	$31,961
Other Life	44,908	44,075	44,075	48,363	47,526	47,526
Total	$82,291	$74,683	$74,683	$87,413	$79,487	$79,487
The 5.9% decrease was mainly driven by the Other Life lines of business which decreased 7.1%, primarily due to the finalization of a number of prior underwriting year accounts on certain European short-term business, as well as the natural run-off of the business. The annuity business decreased by 4.3% in the three months ended September 30, 2013 compared to the same period in 2012, which was a decrease in line with our run-off expectations.
Net Premiums Written and Net Premiums Earned
The 6.0% decrease in both net premium written and net earned premiums was consistent with the movements in total gross premiums written already noted.
Claims and Policy Benefits
The 2.4% decrease was largely due to the run-off nature of the Life operations business but also reflected adverse claim experience in the three months ended September 30, 2012.
Acquisition Costs
The 39.5% decrease was primarily due to release of profit commission accruals on the aforementioned finalization of prior underwriting year accounts on certain European short-term business.
Operating Expenses
The 13.1% increase in operating expenses is largely due to the timing of certain expenses year on year, together with certain one-off fees in the three months ended September 30, 2013.

Net Investment Income - Life Operations
Net investment income is included in the calculation of contribution from Life operations, as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. The 1.8% decrease was due to lower investment yields and a lower invested asset base, reflecting the run-off nature of the Life operations business.
Investment Performance
We manage our fixed income portfolio in accordance with investment guidelines approved by the Risk and Finance Committee of the Board of Directors of XL-Ireland. The following is a summary of the investment portfolio returns, which are calculated by dividing the sum of gross investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of the portfolio, for each of our fixed income and non-fixed income portfolios, for the three months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,
	2013	2012
Total Return on Investments (1)
P&C portfolio	0.8%	2.0%
Life portfolio	1.4%	4.6%

Other Portfolios (2)
Alternative portfolio (3)	(0.6)%	1.4%
Equity portfolio	7.3%	7.1%
___________

(1)
The performance of investment portfolios is measured on a local currency basis and is not annualized. For aggregate performance calculation, respective local currency balances are translated to U.S. dollars at quarter end rates to calculate composite portfolio results.

(2)	Performance on Other Portfolios is included in the Total Return on Investments.

(3)	Performance on the alternative portfolio reflects the three months ended August 31, 2013 and 2012, respectively for both equity and non-equity alternative funds.
Investment Activities
The following table illustrates the net investment income from P&C operations, net income from investment fund affiliates, net realized (losses) gains on investments and net realized and unrealized gains (losses) on investment and other derivative instruments for the three months ended September 30, 2013 and 2012:

	Three Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2013	2012	2013 to 2012
Net investment income - P&C operations (1)	$165,793	$166,002	(0.1)%
Net income (loss) from investment fund affiliates (2)	5,079	16,049	(68.4)%
Net realized gains (losses) on investments	(1,958)	(5,493)	(64.4)%
Net realized and unrealized gains (losses) on investment and other derivative instruments (3)	880	6,254	(85.9)%
____________

(1)	Net investment income relating to P&C operations includes the net investment income related to the net results from structured products.

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

Net Investment Income - P&C Operations
The decrease of 0.1% was primarily due to a reduction in investment yields as a result of lower reinvestment rates.
Net Income (Loss) from Investment Fund Affiliates
Net income from investment fund affiliates includes earnings from our investments in closed-end investment funds and partnerships and similar vehicles that are accounted for under the equity method.
The decrease was attributable to weaker performance from both alternative fund affiliates and private fund affiliates in the most recent quarter. Modest alternative portfolio returns were challenged by the volatile capital markets in the quarter.

Private fund affiliate returns were slightly positive as a whole. Prior year alternative portfolio and private fund affiliate results were stronger due to more constructive markets and certain fund-specific events that were positive for results.
Net Realized Gains and Losses on Investments
Net realized losses on investments of $2.0 million included the following:

▪	Net realized gains of $1.2 million resulted primarily from sales of alternative investments and municipals offset by losses in Agency and non-U.S. Sovereign Government securities.

▪	Realized losses of approximately $3.2 million related to the write-down of certain of our AFS investments. The main components of the net impairment charges were:

▪
$2.1 million for structured securities, principally non-Agency RMBS, where we determined that the likely recovery on these securities was below the carrying value and, accordingly, recorded an impairment of the securities to the discounted value of the cash flows expected to be received on these securities.

▪
$1.1 million related to medium term notes backed primarily by European investment grade credit. On certain notes, management concluded that expected future returns on the underlying assets were not sufficient to support the previously reported amortized cost.

Net realized losses on investments of $5.5 million in the three months ended September 30, 2012 included realized losses of $12.6 million related to the write-down of certain of our fixed income and equity investments with respect to which we determined that there was an other-than-temporary decline in the value of those investments, as well as net realized gains of $7.1 million.
Net Realized and Unrealized Gains and Losses on Investment and Other Derivative Instruments
Net realized and unrealized losses on derivatives of $0.9 million in the three months ended September 30, 2013 resulted from our investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments. For a further discussion, see Item 1, Note 6, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements included herein.
Other Revenues and Expenses
The following table sets forth our other revenues and expenses for the three months ended September 30, 2013 and 2012:

	Three Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2013	2012	2013 to 2012
Net income (loss) from operating affiliates (1)	$24,590	$2,763	N/M
Exchange (gains) losses	20,303	18,690	8.6%
Corporate operating expenses	61,427	57,604	6.6%
Interest expense (2)	26,342	26,232	0.4%
Income tax expense	897	451	N/M
____________

(1)	The Company generally records the income related to certain operating affiliates on a three-month lag based upon the availability of the information provided by the investees.

(2)	Interest expense includes costs related to our debt and collateral facilities and does not include deposit liability accretion, which is included in Net investment results - structured products.

*	N/M - Not Meaningful

Net Income (Loss) from Operating Affiliates
The following table sets forth the net income (loss) from operating affiliates for the three months ended September 30, 2013 and 2012:

	Three Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2013	2012	2013 to 2012
Net income (loss) from investment manager affiliates	$9,986	$(7,409)	N/M
Net income (loss) from strategic operating affiliates	14,604	10,172	43.6%
Total	$24,590	$2,763	N/M
____________

*	N/M - Not Meaningful

Net Income from Investment Manager Affiliates
The increase reflects the solid second quarter of 2013 investment performance of several investment manager affiliates and a partial sale of one of our holdings during the three months ended September 30, 2013. Positive investment performance leads to strong incentive fees for the managers, which are reported on a one quarter-lag basis in our results. Gains on any sale activity are recorded in the quarter when they occur. 2012 results were negatively impacted by weak equity markets and political uncertainty in Europe.
Net Income from Strategic Operating Affiliates
The increase of 43.6% was largely due to income from our new strategic operating affiliate, Five Oaks Investment Corp. (“Five Oaks”), combined with higher current period income related to an insurance affiliate that writes direct U.S. homeowners insurance. See Item 1, Note 5, “Investments - Investments in affiliates - Investment Fund Consolidation,” to the Unaudited Consolidated Financial Statements included herein, for further information on Five Oaks.
Exchange Gains and Losses
The foreign exchange losses of $20.3 million in the three months ended September 30, 2013 were a result of an overall weakening of the value of the U.S. dollar against most of our major currency exposures, particularly the U.K. sterling, the Euro, the Canadian dollar and the Swiss franc. In the three months ended September 30, 2012, foreign exchange losses of $18.7 million were produced as a result of an overall weakening of the value of the U.S. dollar against our major currency exposures, principally the Euro and U.K. sterling.
Corporate Operating Expenses
The increase of 6.6% was a result of increased compensation costs as well as an increase in professional fees associated with infrastructure and organizational initiatives.
Interest Expense
Debt levels during the three months ended September 30, 2013 and 2012 were relatively consistent, therefore interest expense was largely flat year on year.
For further information about our debt financing see Item 8, Note 13, “Notes Payable and Debt and Financing Arrangements,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.
Income Tax Expense
Tax charges of $0.9 million and $0.5 million were incurred in the three months ended September 30, 2013 and 2012, respectively. The tax charges recognized in these periods reflect our expected full year effective tax rate applicable to each of the years, applied to our ordinary income in the respective periods.

Segment Results for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012
Insurance
The following table summarizes the underwriting profit (loss) for the Insurance segment:

	Nine Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2013	2012	2013 to 2012
Gross premiums written	$4,230,161	$3,806,352	11.1%
Net premiums written	3,232,010	2,885,848	12.0%
Net premiums earned	3,201,646	2,878,973	11.2%
Net losses and loss expenses	2,134,622	1,890,513	12.9%
Acquisition costs	405,075	380,053	6.6%
Operating expenses	571,447	564,387	1.3%
Underwriting profit (loss)	$90,502	$44,020	105.6%
Net results – structured products	11,821	14,953	(20.9)%
Net fee income and other	(5,481)	(1,019)	N/M
____________

*	N/M - Not Meaningful
Gross Premiums Written
The following table summarizes our gross premiums written by business group for the Insurance segment:

	Nine Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2013	2012	2013 to 2012
IPC	$1,151,651	$1,053,885	9.3%
NAPC	1,354,145	1,103,171	22.8%
Professional	1,034,917	974,458	6.2%
Specialty	689,448	674,838	2.2%
Total	$4,230,161	$3,806,352	11.1%
Gross written premiums increased by 11.1%. The following is a summary of the premium movements by business group:

▪
IPC - increase of 9.3% driven mainly by higher renewed premiums across all businesses and strong pricing, most notably in middle markets, and growth in new business in property, partially offset by adverse prior period premium adjustments in property.

▪
NAPC - increase of 22.8% largely driven by new business, most notably in construction, primary casualty, surety and environmental, favorable renewed premiums and pricing across most lines and higher volume primarily in property and excess casualty.

▪
Professional - increase of 6.2% driven primarily by increases in new business and renewed premiums in select and international, and strong pricing across most lines, most notably the U.S. and international businesses, partially offset by lower new business in the U.S.

▪
Specialty - increase of 2.2% due to improved renewed premiums and new business in our fine art and specie and marine lines of businesses, partially offset by lower renewed premiums and lower new business in aerospace as well as lower marine premiums from reduced exposures.

Foreign exchange rate movements did not significantly impact our gross premiums written.
Net Premiums Written
The increase of 12.0% resulted from the gross written premium increases outlined above, partially offset by an increase in ceded written premiums. The increase in ceded premiums primarily relates to a modification in the reinsurance structure to one that utilizes more proportional reinsurance in our Professional business group in order to take advantage of favorable market terms; an increase in global property writings that involve cessions to co-insurers and/or the captive insurance operations of our insureds; higher reinsurer participation on certain casualty treaties; and the timing of the renewals of several

Specialty business group non-proportional treaties, partially offset by the favorable impact of higher marine reinstatement premiums and the impact of a reinsurance cover in an NAPC discontinued line in the prior year.
Net Premiums Earned
The increase of 11.2% is a reflection of the overall growth in net premiums written across all business groups in recent quarters and is mainly attributable to the earn through of strong 2013 and 2012 production in U.S. professional, NAPC property, NAPC primary and excess casualty, NAPC construction and IPC primary casualty lines, as well as the impact of lower reinstatement premiums than in the prior year period for marine, partially offset by lower earned premiums in aerospace and IPC property.
Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Insurance segment:

	Nine Months Ended		Percentage
	September 30,		Change
	2013	2012	2013 to 2012
Loss and loss expense ratio	66.7%	65.7%	1.0
Acquisition expense ratio	12.7%	13.2%	(0.5)
Operating expense ratio	17.8%	19.6%	(1.8)
Underwriting expense ratio	30.5%	32.8%	(2.3)
Combined ratio	97.2%	98.5%	(1.3)
The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Insurance segment for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended		Percentage
	September 30,		Point Change
	2013	2012	2013 to 2012
Loss and loss expense ratio	66.7%	65.7%	1.0
Prior year reserve development	1.9%	3.4%	(1.5)
Loss ratio excluding prior year development	68.6%	69.1%	(0.5)
Loss Ratio - excluding prior year development
The 0.5 percentage point decrease in the loss ratio excluding prior year development was due to lower non-natural catastrophe large loss activity in the nine months ended September 30, 2013 compared to the same period of 2012 as well as business mix changes and underwriting improvements, partially offset by higher levels of natural catastrophe losses occurring in the nine months ended September 30, 2013. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for the nine months ended September 30, 2013 were $20.3 million higher than in the same period in 2012. Excluding favorable prior year development, net natural catastrophe losses and related reinstatement premiums in both quarters, the loss ratio for the nine months ended September 30, 2013 compared to the same period of 2012 decreased by 0.9 percentage points to 65.6%.
For further details on large loss activity including losses from natural catastrophes, see "Significant Items Affecting the Results of Operations - 1) The Impact of Significant Large Loss Events " above.

Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Insurance segment for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,
(U.S. dollars in thousands)	2013	2012
Property	$(23,630)	$(30,344)
Casualty	(4,065)	(54,241)
Professional	16,549	(52,820)
Specialty	(71,045)	(19,196)
Other (1)	20,044	58,983
Total	$(62,147)	$(97,618)
____________

(1)	Other includes programs, excess and surplus, surety, structured indemnity and certain discontinued lines.
Details of significant components of the net favorable prior year reserve development of $62.1 million by specific line of business are as follows:

▪
For property, net prior year development was $23.6 million favorable. This was driven by better than expected loss experience reported predominantly in the 2012 accident year for non-natural catastrophe exposures.

▪
For casualty, net prior year development was $4.1 million favorable. This was primarily due to favorable development of $36.2 million for the 2006 and prior accident years in the excess casualty book, partially offset by adverse development of $15.8 million for the 2007 to 2010 accident years. In addition, there was adverse development of $12.3 million in middle markets for the 2010 to 2012 accident years. In the international primary casualty book, adverse development of $54.0 million for the 2008 to 2011 accident years was mostly offset by favorable development of $50.2 million for the 2003 and prior accident years.

▪
For professional, net prior year development was $16.5 million unfavorable. In the U.S. and international books combined, reported loss experience drove a strengthening of $92.3 million across the 2009 to 2012 accident years and a release of $52.2 million across the 2006 to 2008 accident years. In addition, there was favorable development of $34.5 million for the 2002 and 2003 accident years in the core Bermuda book and the Select portfolio was strengthened by $10.8 million across the 2004 to 2012 accident years.

▪
For specialty, net prior year development was $71.0 million favorable. This was primarily driven by releases of $45.2 million, $13.1 million and $9.6 million for aerospace, specie and marine, respectively, due to the better than expected loss experience reported predominantly in the 2005 and later accident years.

▪
Other net prior year development was $20.0 million unfavorable, driven by strengthening in the 2006 accident year for the discontinued surety book and worse than expected loss experience reported in programs.

Acquisition Costs and Operating Expenses
Underwriting Expense Ratio
The decrease of 2.3 percentage points was due to both a decrease in the acquisition expense ratio of 0.5 percentage points combined with a decrease in the operating expense ratio of 1.8 percentage points, as follows:

▪
Acquisition expense ratio - decreased largely from the favorable changes in the reinsurance structure during 2013 mentioned above and the impact of marine reinstatement premiums and adverse ceded earned premium adjustments, primarily in NAPC in 2012, partially offset by lower ceding income in certain casualty businesses in 2013.

▪	Operating expense ratio - decreased 1.8 percentage points due to the leveraging of the growth in net earned premiums for the nine months ended September 30, 2013 compared to the same period of 2012.
Net Results - Structured Products
Net results from structured insurance products, which decreased 20.9% when compared with the same period of 2012, includes net investment income of $28.3 million and $24.6 million and interest expense of $16.5 million and $9.5 million, respectively, for the nine months ended September 30, 2013 and 2012. The decrease in the net results was from lower interest expense recorded in the nine months ended September 30, 2012 as a result of an accretion rate adjustment, due to changes in the expected cash flows and payout patterns on certain structured indemnity contracts, partially offset by higher net investment income in the nine months ended September 30, 2013 from the investment of portfolio cash into fixed income securities.
For further information about these structured indemnity contracts that are accounted for as deposit contracts see Item 8, Note 11, “Deposit Liabilities,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.
Net Fee Income and Other
The decrease in net fee income and other was largely due to lower revenues in our risk engineering services business and ancillary fee income in IPC property and primary casualty compared to the prior year.
Reinsurance
The following table summarizes the underwriting profit (loss) for the Reinsurance segment:

	Nine Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2013	2012	2013 to 2012
Gross premiums written	$1,728,765	$1,850,315	(6.6)%
Net premiums written	1,597,550	1,732,922	(7.8)%
Net premiums earned	1,301,726	1,348,448	(3.5)%
Net losses and loss expenses	652,588	683,984	(4.6)%
Acquisition costs	267,930	273,706	(2.1)%
Operating expenses	122,098	127,965	(4.6)%
Underwriting profit (loss)	$259,110	$262,793	(1.4)%
Net results – structured products	5,871	(17,716)	N/M
Net fee income and other	1,749	1,979	(11.6)%
____________

*	N/M - Not Meaningful
Gross Premiums Written
The following table summarizes our gross premiums written by business group for the Reinsurance segment:

	Nine Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2013	2012	2013 to 2012
Bermuda	$555,842	$509,724	9.0%
North America	420,405	476,906	(11.8)%
International	752,477	866,694	(13.2)%
Other (1)	41	(3,009)	N/M
Total	$1,728,765	$1,850,315	(6.6)%
____________
(1)    Other relates to discontinued structured indemnity.

*	N/M - Not Meaningful
Gross written premiums decreased by 6.6%. The following is a summary of the premium movements by business group:

▪	Bermuda - increase of 9.0%, due to new whole account business and favorable renewals.

▪
North America - decrease of 11.8%, primarily as a result of the non-renewal of a crop quota share program in the property line of business, partially offset by favorable renewals and new business in casualty and a new agricultural program.

▪
International - decrease of 13.2%, attributable to the non-renewal of certain marine exposures as a result of the re-underwriting of this line to manage aggregate exposures; reduced and non-renewals and certain premium adjustments in casualty; and lower renewals in Latin America as a result of re-underwriting activities and competitive market conditions in the region.

Foreign exchange rate movements also impacted our gross premiums written. When evaluated in local currency, our gross written premiums decreased by 6.9%, compared to the 6.6% shown above.

Net Premiums Written
The decrease of 7.8% resulted from the gross written premium decreases described above in International and North America business groups, partially offset by increased whole account premiums in Bermuda.
Net Premiums Earned
The decrease of 3.5% is a reflection of the decrease in net premiums written in recent quarters from marine and Latin America business, as a result of re-underwriting activities. In addition, the non-renewal of a crop quota share program in North America contributed to the reduction. This is partially offset by the earning of higher property catastrophe and property treaty premiums written in the current and prior year in Bermuda.
Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Reinsurance segment:

	Nine Months Ended		Percentage
	September 30,		Point Change
	2013	2012	2013 to 2012
Loss and loss expense ratio	50.1%	50.7%	(0.6)
Acquisition expense ratio	20.6%	20.3%	0.3
Operating expense ratio	9.4%	9.5%	(0.1)
Underwriting expense ratio	30.0%	29.8%	0.2
Combined ratio	80.1%	80.5%	(0.4)
The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Reinsurance segment for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended		Percentage
	September 30,		Point Change
	2013	2012	2013 to 2012
Loss and loss expense ratio	50.1%	50.7%	(0.6)
Prior year reserve development	12.9%	9.0%	3.9
Loss ratio excluding prior year development	63.0%	59.7%	3.3
Loss Ratio - excluding prior year development
The 3.3 percentage point increase in the loss ratio excluding prior year development was predominantly due to higher levels of natural catastrophe losses occurring in the nine months ended September 30, 2013. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for the nine months ended September 30, 2013 were $90.3 million higher than in the same period in 2012. Excluding favorable prior year development, net natural catastrophe losses and related reinstatement premiums in both quarters, the loss ratio for the nine months ended September 30, 2013 compared to the same period of 2012 decreased by 4.1 percentage points to 52.7% mainly due to limited non-natural catastrophe large loss events in the nine months ended September 30, 2013 in contrast to the large marine loss in the International business group and adverse crop experience related to the drought conditions in the U.S. during the nine months ended September 30, 2012.
For further details on large loss activity including losses from natural catastrophes, see "Significant Items Affecting the Results of Operations - 1) The Impact of Significant Large Loss Events " above.

Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by business group relating to the Reinsurance segment for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,
(U.S. dollars in thousands)	2013	2012
Property and other short-tail lines	$(100,301)	$(62,437)
Casualty and other long-tail lines	(66,580)	(58,084)
Total	$(166,881)	$(120,521)
Net favorable prior year reserve development of $166.9 million was mainly attributable to the following:

▪	Net favorable prior year development for the short-tailed lines totaled $100.3 million and details of the significant components are as follows:

▪
For property catastrophe lines, net prior year development was $48.8 million favorable. This was driven by better than expected development on the 2005 hurricanes as well as typhoon and windstorm losses in 2009 and prior years.

▪
For property other lines, net prior year development was $35.3 million favorable. This was comprised of $17.3 million favorable development for catastrophe and large losses and $18.0 million favorable development due to better than expected attritional loss development.

▪	For marine and aviation lines, net prior year development was $16.5 million favorable, mainly driven by better than expected attritional loss development in the Europe marine book.

▪	Net favorable prior year development for the long-tailed lines totaled $66.6 million and details of the significant components are as follows:

▪
For casualty lines, net prior year development was $66.0 million favorable. This comprised of $53.2 million from the North America book and $12.1 million from the Europe book due to better than expected development on attritional losses. The favorable development primarily impacts underwriting years 2003 through 2005 for the North America book and underwriting years 2003 through 2007 for the Europe book.

▪
For other lines, net prior year development was $0.6 million favorable mainly due to better than expected development on the North America and Bermuda books, partially offset by adverse development on the International book.

Acquisition Costs and Operating Expenses
Underwriting Expense Ratio
The marginal increase of 0.2 percentage points was due to an increase in the acquisition expense ratio of 0.3 percentage points partially offset by a decrease in the operating expense ratio of 0.1 percentage points, as follows:

▪
Acquisition expense ratio - increased largely from an increase in profit commissions in Bermuda on property treaty lines in the nine months ended September 30, 2013, due to higher profit based commissions on prior underwriting years.

▪
Operating expense ratio - the total operating expense amount decreased largely in line with the reduction in net earned premiums for the nine months ended September 30, 2013 compared to the same period of 2012.

Net Results - Structured Products
Net results from structured reinsurance products, which increased from the prior year period, includes net investment income of $25.6 million and $27.6 million and interest expense of $19.7 million and $45.3 million, for the nine months ended September 30, 2013 and 2012, respectively. The increase in the net results from the prior year period was wholly attributable to the larger interest expense incurred in the nine months ended September 30, 2012. This was the result of an accretion rate adjustment, due to changes in the expected cash flows and payout patterns on one of the larger structured indemnity contracts.

For further information about these structured indemnity contracts that are accounted for as deposit contracts see Item 8, Note 11, “Deposit Liabilities,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.
Life Operations
The following table summarizes the contribution from the Life operations segment, which has been in run-off since 2009:

	Nine Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2013	2012	2013 to 2012
Gross premiums written	$236,563	$266,999	(11.4)%
Net premiums written	214,024	243,606	(12.1)%
Net premiums earned	214,024	243,630	(12.2)%
Net losses and loss expenses	344,269	371,893	(7.4)%
Acquisition costs	17,468	25,675	(32.0)%
Operating expenses	7,460	7,787	(4.2)%
Net investment income	214,408	223,151	(3.9)%
Net fee income and other	1,130	330	N/M
Realized gains (losses) on investments	2,659	(22,154)	N/M
Contribution from Life operations	$63,024	$39,602	59.1%
____________

*	N/M - Not Meaningful
Gross Premiums Written
Gross written premiums decreased by 11.4%. The following is a summary of the premium movements by business group:

	Nine Months Ended
	September 30, 2013			September 30, 2012
(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Annuity	$110,547	$90,379	$90,379	$115,869	$94,661	$94,661
Other Life	126,016	123,645	123,645	151,130	148,945	148,969
Total	$236,563	$214,024	$214,024	$266,999	$243,606	$243,630
The 11.4% decrease was driven by the Other Life lines of business, primarily due to lapse notifications on U.S. term life business. Other factors were decreases in line with the run-off expectations and the impact of unfavorable foreign exchange movements.
Net Premiums Written and Net Premiums Earned
The 12.1% decrease in net premium written and the 12.2% decrease in net premiums earned were consistent with the movements in total gross premiums written already noted.
Claims and Policy Benefits
The 7.4% decrease was largely due to the run-off nature of the Life operations business, combined with favorable foreign exchange impacts during 2013.
Acquisition Costs
The 32.0% decrease was significantly impacted by the premium reversals on U.S. term life business following lapse notifications, as well as the run-off nature of the business and foreign exchange impacts.
Operating Expenses
The 4.2% decrease in operating expenses was due to the non-recurrence of certain one-off fees.

Net Investment Income - Life Operations
Net investment income is included in the calculation of contribution from Life operations, as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. The 3.9% decrease was due to lower investment yields and a lower invested asset base, reflecting the run-off nature of the Life operations business.
Net Fee Income
A one-off payment of $1.0 million was received during the nine months ended September 30, 2013 in relation to the U.S. term life business, to compensate us for additional rights granted to the cedants.
Investment Performance
The following is a summary of the investment portfolio returns for each of our fixed income and non-fixed income portfolios for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,
	2013	2012
Total Return on Investments (1)
P&C portfolio	0.3%	4.7%
Life portfolio	(0.4)%	9.2%

Other Portfolios (2)
Alternative portfolio (3)	7.6%	3.3%
Equity portfolio	13.1%	11.7%
___________

(1)
The performance of investment portfolios is measured on a local currency basis and is not annualized. For aggregate performance calculation, respective local currency balances are translated to U.S. dollars at quarter end rates to calculate composite portfolio results.

(2)	Performance on Other Portfolios is included in the Total Return on Investments.

(3)	Performance on the alternative portfolio reflects the nine months ended August 31, 2013 and 2012, respectively for both equity and non-equity alternative funds.
Investment Activities
The following table illustrates the net investment income from P&C operations, net income from investment fund affiliates, net realized gains (losses) on investments and net realized and unrealized gains (losses) on investment and other derivative instruments for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2013	2012	2013 to 2012
Net investment income - P&C operations (1)	$502,527	$544,203	(7.7)%
Net income (loss) from investment fund affiliates (2)	83,843	38,555	117.5%
Net realized gains (losses) on investments	75,519	2,916	N/M
Net realized and unrealized gains (losses) on investment and other derivative instruments (3)	3,660	2,656	37.8%
____________

(1)	Net investment income relating to P&C operations includes the net investment income related to the net results from structured products.

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

*	N/M - Not Meaningful
Net Investment Income - P&C Operations
The decrease of 7.7% was primarily due to a reduction in investment yields as a result of lower reinvestment rates.

Net Income (Loss) from Investment Fund Affiliates
Net income from investment fund affiliates includes earnings from our investments in closed-end investment funds and partnerships and similar vehicles that are accounted for under the equity method.
The increase was attributable to significantly better performance from both alternative fund affiliates and private fund affiliates. Prior year results were more muted, due in part to more conservative risk taking by our managers and market volatility in May 2012. Current year results have been driven by strong manager performance and generally supportive markets.
Net Realized Gains and Losses on Investments
Net realized gains on investments of $75.5 million included the following:

▪	Net realized gains of $85.7 million resulted primarily from redemptions of non-equity alternative investments and sales of non-Agency RMBS, equity and non-U.S. Sovereign Government securities.

▪	Realized losses of approximately $10.2 million related to the write-down of certain of our AFS investments. The main components of the net impairment charges were:

▪
$6.9 million for structured securities, principally non-Agency RMBS, where we determined that the likely recovery on these securities was below the carrying value and, accordingly, recorded an impairment of the securities to the discounted value of the cash flows expected to be received on these securities.

▪
$1.1 million related to medium term notes backed primarily by European investment grade credit. On certain notes, management concluded that expected future returns on the underlying assets were not sufficient to support the previously reported amortized cost.

▪	$2.2 million related to currency losses.
Net realized gains on investments of $2.9 million in the nine months ended September 30, 2012 included realized losses of $61.8 million related to the write-down of certain of our fixed income, equity and other investments with respect to which we determined that there was an other-than-temporary decline in the value of those investments. These losses were offset by gains of $64.7 million due primarily to a combination of repositioning of the Agency MBS portfolio and net realized gains on sales of equity securities of $33.8 million.
Net Realized and Unrealized Gains and Losses on Investment and Other Derivative Instruments
Net realized and unrealized gains on derivatives of $3.7 million in the nine months ended September 30, 2013 resulted from our investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments. For a further discussion, see Item 1, Note 6, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements included herein.
Other Revenues and Expenses
The following table sets forth our other revenues and expenses for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2013	2012	2013 to 2012
Net income (loss) from operating affiliates (1)	$88,413	$39,473	N/M
Exchange (gains) losses	(24,463)	13,432	N/M
Corporate operating expenses	163,504	151,926	7.6%
Interest expense (2)	78,599	79,686	(1.4)%
Income tax expense	73,248	51,813	41.4%
____________

(1)	The Company generally records the income related to certain operating affiliates on a three-month lag based upon the availability of the information provided by the investees.

(2)	Interest expense includes costs related to our debt and collateral facilities and does not include deposit liability accretion, which is included in Net investment results - structured products.

*	N/M - Not Meaningful

Net Income (Loss) from Operating Affiliates
The following table sets forth the net income (loss) from operating affiliates for the three months ended September 30, 2013 and 2012:

	Nine Months Ended		Percentage
	September 30,		Change
(U.S. dollars in thousands)	2013	2012	2013 to 2012
Net income (loss) from investment manager affiliates	$55,510	$17,203	N/M
Net income (loss) from strategic operating affiliates	32,903	22,270	47.7%
Total	$88,413	$39,473	N/M
____________

*	N/M - Not Meaningful
Net Income from Investment Manager Affiliates
The increase reflects strong investment performance for several investment manager affiliates in the final quarter of 2012 and the first half of 2013, leading to strong incentive fees for the managers, which are reported on a one quarter-lag basis in our results. In addition,we sold a portion of our stake in one of our affiliate investment managers at a gain that is reflected in the 2013 results.
Net Income from Strategic Operating Affiliates
The 47.7% increase reflects increased returns from our U.S. homeowners affiliate and income from new strategic operating affiliates in 2013.
Exchange Gains and Losses
The foreign exchange gains of $24.5 million in the nine months ended September 30, 2013 were a result of an overall strengthening of the value of the U.S. dollar against our major currency exposures, particularly the U.K. sterling and the Canadian dollar, partially offset by a weakening of the U.S. dollar against the Euro and the Swiss franc. In the nine months ended September 30, 2012, foreign exchange losses of $13.4 million were produced as a result of an overall weakening of the value of the U.S. dollar against our major currency exposures, particularly the U.K. sterling, the Euro and the Swiss franc.
Corporate Operating Expenses
The increase of 7.6% was a result of increased compensation costs as well as an increase in professional fees associated with infrastructure and organizational initiatives.
Interest Expense
Debt levels during the nine months ended September 30, 2013 and 2012 were relatively consistent, therefore interest expense was largely flat year on year.
For further information about our debt financing, see Item 8, Note 13, “Notes Payable and Debt and Financing Arrangements,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.
Income Tax Expense
Tax charges of $73.2 million and $51.8 million were incurred in the nine months ended September 30, 2013 and 2012, respectively. The tax charges recognized in these periods reflect our expected full year effective tax rate applicable to each of the years, applied to our ordinary income in the respective periods. The increase in the tax charge arose principally from higher income in taxable jurisdictions in the nine months ended September 30, 2013 than in the previous year.

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
At September 30, 2013 and December 31, 2012, total investments, cash and cash equivalents, accrued investment income and net receivable/(payable) for investments sold/(purchased) were approximately $36.2 billion and $36.9 billion, respectively. The following table summarizes the composition of our invested assets at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
(U.S. dollars in thousands)	Carrying Value (1)	Percent of Total	Carrying Value (1)	Percent of Total
Cash and cash equivalents	$2,130,893	5.9%	$2,618,378	7.1%
Net receivable/ (payable) for investments sold/ (purchased)	(103,241)	(0.3)%	(86,110)	(0.2)%
Accrued investment income	347,996	1.0%	342,778	0.9%
Short-term investments	272,705	0.8%	322,703	0.9%
Fixed maturities - AFS:
U.S. Government and Government-Related/Supported (2)	2,175,989	6.0%	2,034,617	5.5%
Corporate - Financials (3) (4)	3,266,363	9.0%	3,240,399	8.8%
Corporate - Non Financials (4)	7,492,969	20.7%	7,241,601	19.6%
RMBS – Agency	4,069,082	11.2%	5,255,493	14.3%
RMBS – Non-Agency	399,399	1.1%	647,733	1.8%
CMBS	1,197,881	3.3%	1,077,251	2.9%
CDO	712,148	2.0%	709,816	1.9%
Other asset-backed securities (5)	1,151,135	3.2%	1,470,711	4.0%
U.S. States and political subdivisions of the States	1,818,098	5.0%	1,911,017	5.2%
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (2)	4,999,378	13.8%	4,258,282	11.6%
Total fixed maturities - AFS	$27,282,442	75.3%	$27,846,920	75.6%
Fixed maturities - held to maturity ("HTM"):
U.S. Government and Government-Related/Supported (2)	10,712	—%	10,788	—%
Corporate - Financials (3) (4)	271,368	0.7%	266,565	0.7%
Corporate - Non Financials (4)	1,099,023	3.0%	1,158,755	3.1%
RMBS – Non-Agency	65,542	0.2%	83,205	0.2%
CMBS	141,884	0.4%	12,751	—%
Other asset-backed securities (5)	104,624	0.3%	222,340	0.6%
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (2)	1,108,958	3.1%	1,060,043	2.9%
Total fixed maturities - HTM	$2,802,111	7.7%	$2,814,447	7.5%
Equity securities (6)	974,733	2.7%	649,359	1.8%
Investments in affiliates	1,362,484	3.8%	1,126,875	3.1%
Other investments	1,125,045	3.1%	1,219,879	3.3%
Total investments and cash and cash equivalents	$36,195,168	100.0%	$36,855,229	100.0%
____________

(1)	Carrying values represents the fair value for AFS fixed maturities and amortized cost for HTM securities.

(2)
U.S. Government and Government-Related/Supported and Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported include government-related securities with an amortized cost of $2,373.4 million and $1,912.7 million and carrying value of $2,397.7 million and $1,988.5 million at September 30, 2013 and December 31, 2012, respectively, and U.S. Agencies with an amortized cost of $268.7 million and $404.3 million and carrying value of $289.6 million and $446.7 million at September 30, 2013 and December 31, 2012, respectively.

(3)
Included in Corporate - Financials are gross unrealized losses of $14.1 million and $23.7 million on Tier One and Upper Tier Two securities of financial institutions (“Hybrids”) with a carrying value of $126.4 million and $190.1 million at September 30, 2013 and December 31, 2012, respectively, as well as gross unrealized losses of $10.6 million and $11.8 million on subordinated debt (including lower Tier Two securities) with a carrying value of $93.4 million and $111.5 million at September 30, 2013 and December 31, 2012, respectively.

(4)
Included within Corporate are certain floating rate medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes have a carrying value of $150.9 million and $194.3 million and an amortized cost of $150.6 million and $194.8 million at September 30, 2013 and December 31, 2012, respectively. These securities have been allocated ratings of the underlying pool of securities. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(5)
Covered Bonds within Fixed maturities - AFS with a carrying value of $560.7 million and $647.1 million at September 30, 2013 and December 31, 2012, respectively, and Covered Bonds within Fixed maturities - HTM with a carrying value of $8.3 million and $8.6 million at September 30, 2013 and December 31, 2012, respectively, are included within Other asset-backed securities to align our classification to market indices.

(6)	Included within Equity securities are investments in fixed income funds with a carrying value of $89.7 million and $101.9 million at September 30, 2013 and December 31, 2012, respectively.
We review our corporate debt investments on a regular basis to consider their concentration, credit quality and compliance with established guidelines. At September 30, 2013 and December 31, 2012, the average credit quality of our total fixed income portfolio (consisting of corporate debt and U.S. Agency debt and related mortgage-backed securities having and including fixed maturities, short-term investments, cash and cash equivalents and net receivable/(payable) for investment sold/(purchased)) was “Aa3/AA-” and "Aa2/AA", respectively. Included in the table below are the credit ratings of the fixed income portfolio excluding operating cash at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
Investments by Credit Rating (1) (U.S. dollars in millions)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AAA	$13,401	42.4%	$15,631	47.0%
AA	6,497	20.5%	5,954	17.8%
A	7,288	23.0%	7,436	22.3%
BBB	3,599	11.4%	3,317	10.0%
BB and below	794	2.5%	934	2.8%
Not rated	71	0.2%	19	0.1%
Total	$31,650	100.0%	$33,291	100.0%
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

Gross and Net Unrealized Gains and Losses on Investments
We had gross unrealized losses totaling $402.3 million on 2,037 securities out of a total of 7,602 held at September 30, 2013 in our AFS portfolio and $2.8 million on 5 securities out of a total of 204 held in our HTM portfolio, that we consider to be temporarily impaired. Individual security positions comprising this balance have been evaluated by management, in conjunction with our investment managers, to determine the severity of these impairments and whether they should be considered other-than-temporary.
Gross unrealized losses can be attributed to the following significant drivers:

•
gross unrealized losses of $49.8 million related to the P&C portfolio of Core CDO holdings (defined by the Company as investments in non-subprime CDOs), which consisted primarily of collateralized loan obligations (“CLOs”). Securities in a gross unrealized loss position had a fair value of $651.9 million at September 30, 2013.

•
gross unrealized losses of $39.3 million related to the P&C portfolio of Non-Agency RMBS portfolio (which consists of our holdings of sub-prime Non-Agency RMBS, second liens, asset backed securities collateralized debt obligations ("ABS CDOs") with sub-prime collateral, Alt-A and Prime RMBS). Securities in an unrealized loss position had a fair value of $278.2 million at September 30, 2013. The Company has incurred realized losses, consisting of charges for OTTI and realized losses from sales, of approximately $1.4 billion since the beginning of 2007 through September 30, 2013 on these asset classes.

•
gross unrealized losses of $42.5 million related to our Life operations investment portfolio. Securities in a gross unrealized loss position had a fair value of $872.0 million at September 30, 2013. Of these gross unrealized losses, $10.7 million related to $164.3 million of exposures to corporate financial institutions, including $7.1 million related to Tier One and Upper Tier Two securities.

At September 30, 2013, the Life operations investment portfolio had an average interest rate duration of 8.7 years, primarily denominated in U.K. sterling and Euro. As a result of the long duration, significant gross losses have arisen as the fair values of these securities are more sensitive to prevailing government interest rates and credit spreads. This portfolio is generally matched to corresponding long duration liabilities. A hypothetical parallel increase in interest rates and credit spreads of 50 and 25 basis points, respectively, would increase the unrealized losses related to this portfolio at September 30, 2013 by approximately $280.4 million and $107.5 million, respectively, on both the AFS and HTM Life operations investment portfolios.
Given the long-term nature of the Life operations investments portfolio, the level of credit spreads on financial institutions at September 30, 2013 relative to historical averages within the U.K. and Euro-zone, and our liquidity needs at September 30, 2013, the Company believes that it will continue to hold these assets until such time as they mature, or credit spreads on financial institutions revert to levels more consistent with historical averages.

•
gross unrealized losses of $80.8 million related to the Corporate holdings within our P&C portfolio. Securities in a gross unrealized loss position had a fair value of $2,036.9 million at September 30, 2013. Of the gross unrealized losses, $27.7 million relate to financial institutions. In addition, $4.3 million relate to medium term notes primarily supported by pools of European investment grade credit with varying degrees of leverage. These had a fair value of $59.1 million at September 30, 2013. Management believes that expected cash flows from these bonds over the expected holding period will be sufficient to support the remaining reported amortized cost.

The following table details the security type and length of time that AFS securities were in a continual gross unrealized loss position at September 30, 2013:

(U.S. dollars in thousands)	September 30, 2013
Security Type and Length of Time in a Continual Unrealized Loss Position	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Fixed Maturities and Short-Term Investments
Less than 6 months	$(153,034)	$6,070,841
At least 6 months but less than 12 months	(52,435)	994,323
At least 12 months but less than 2 years	(19,908)	310,125
2 years and over	(159,941)	1,518,362
Total	$(385,318)	$8,893,651
Equities
Less than 6 months	$(14,844)	$196,856
At least 6 months but less than 12 months	(2,177)	19,775
Total	$(17,021)	216,631
The following is the maturity profile of the available for sale fixed income securities that were in a continual gross unrealized loss position at September 30, 2013:

	September 30, 2013
(U.S. dollars in thousands)	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Maturity profile in years of AFS fixed income securities in a gross unrealized loss position
Less than 1 year remaining	$(15,935)	$303,677
At least 1 year but less than 5 years remaining (1)	(57,816)	2,439,706
At least 5 years but less than 10 years remaining (1)	(91,965)	2,198,983
At least 10 years but less than 20 years remaining (1)	(32,301)	406,797
At least 20 years or more remaining (1)	(26,507)	352,480
RMBS - Agency	(48,358)	1,621,872
RMBS - Non-Agency	(39,176)	273,995
CMBS	(13,271)	325,967
CDO	(49,823)	651,879
Other asset-backed securities	(10,166)	318,295
Total	$(385,318)	$8,893,651
____________

(1)
Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments senior to the common and preferred equities of the financial institutions, are allocated based on the call date unless such security is not called on such date, in which case it is allocated the final or longest expected maturity. Medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage are allocated based on contractual maturity.

The following is the maturity profile of the HTM fixed income securities that were in a gross unrealized loss position at September 30, 2013:

	September 30, 2013
(U.S. dollars in thousands)	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Maturity profile in years of HTM fixed income securities in a gross unrealized loss position
At least 1 year but less than 5 years remaining	$(149)	$5,703
At least 5 years but less than 10 years remaining	—	—
At least 10 years but less than 20 years remaining	(180)	11,229
At least 20 years or more remaining	(2,457)	26,971
Other asset-backed securities	—	—
Total	$(2,786)	$43,903
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
At September 30, 2013, we had structured securities with gross unrealized losses of $39.3 million on non-Agency RMBS, $49.8 million on Core CDOs and $13.0 million on CMBS holdings. These securities included gross unrealized losses of $13.0 million, which had a fair value of $4.2 million and a cumulative fair value decline of greater than 50% of amortized cost. All of these are mortgage and asset-backed securities. We have evaluated each of these securities in conjunction with our investment manager service providers and believe it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost.

Net Unrealized Gains and Losses – Structured Securities
The following table details the current exposures to structured securities excluding Agency RMBS within our fixed income portfolio as well as the current net unrealized (loss) gain position at September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
(U.S. dollars in thousands)	Carrying Value	Percent of Fixed Income Portfolio	Net Unrealized Gain (Loss)	Carrying Value	Percent of Fixed Income Portfolio	Net Unrealized Gain (Loss)
RMBS - Non-Agency:
Sub-prime first lien mortgages	$217,861	0.7%	$(16,580)	$306,795	1.0%	$(35,893)
Alt-A mortgages	81,786	0.3%	2,221	136,965	0.4%	(1,267)
Second lien mortgages (including sub-prime second lien mortgages)	22,355	0.1%	4,058	28,661	0.1%	2,912
Prime RMBS	60,777	0.2%	(35)	139,974	0.5%	1,452
Other assets	82,162	0.3%	1,946	118,543	0.4%	2,060
Total exposure to Non-Agency RMBS	$464,941	1.6%	$(8,390)	$730,938	2.4%	$(30,736)
CMBS	1,339,765	4.4%	31,596	1,090,002	3.6%	66,457
Core CDOs (1)	712,148	2.3%	(42,749)	709,816	2.3%	(75,183)
Other Structured	1,255,759	4.1%	28,177	1,693,051	5.5%	44,228
Total Non-Agency Structured Securities	$3,772,613	12.4%	$8,634	$4,223,807	13.8%	$4,766
____________

(1)	We define Core CDOs as investments in non-subprime collateralized debt obligations, which primarily consisted of CLOs.
At September 30, 2013, our sub-prime, Alt-A and CDO exposures had adequate underlying asset characteristics and we believe at such date that the current amortized cost levels were at or below the discounted cash flow value of the holdings, based on an analysis of subordination levels relative to current expectations of prepayment rates, probability of default and loss severity in the event of default. Approximately $5.1 million of our Non-Agency RMBS were downgraded during the three months ended September 30, 2013. However, 23.8% of our holdings in Non-Agency RMBS remain rated investment grade at September 30, 2013.
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
Our exposure to this European sovereign debt crisis is from direct investment in fixed maturity securities issued by national and local governments of the European Periphery Nations, as well as from fixed maturity securities issued by certain financial and non-financial corporate entities operating within the European Periphery Nations. During the past three years, we have actively reduced our exposures to these securities. We continue to monitor our financial exposure to this crisis, and continually assess the impact of a potential default by any of the European Periphery Nations on their respective debt issuances, including the associated impact on non-sovereign entities in these five nations in the event of such a default. In reaction to mounting pressure from financial markets, the EU and its members implemented several key initiatives in 2012 that helped alleviate concern over Europe's long term debt sustainability. These included: 1) ongoing measures to reduce deficits and lower debt to sustainable levels; 2) pan-European emergency funding vehicles such as the European Financial Stability Fund (“EFSF”) and later the European Stability Mechanism (“ESM”) to support new bond issuance; 3) the promise of Outright Monetary Transactions from the European Central Bank to support near-term peripheral yields; and 4) implementation of Long Term Repo Operations to provide financial institution liquidity. These events continued to calm credit markets, and sovereign yields for the European Periphery Nations remain lower than the 2012 peaks, although certain of these programs have not been finalized or implemented. Europe continues to face a challenging economic environment with ongoing cuts to public sector spending and weak overall economic growth.

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
The following is an analysis of our AFS and HTM fixed maturity investment exposures related to the European Periphery Nations at September 30, 2013 and December 31, 2012 and the contractual maturities of these securities. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2013		December 31, 2012
(U.S. dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturities - European Periphery Nations - AFS:
Government and government related – National Governments	$5,020	$4,707	$5,350	$4,896
Government and government related – Local Governments	—	—	—	—
Corporate investments – Financial Institutions	756	758	372	374
Corporate investments – Non-Financial Institutions	66,502	66,798	57,032	57,720
Structured Credit (1)	8,115	9,318	7,942	9,618
Total	$80,393	$81,581	$70,696	$72,608
Due less than one year	$9,936	$9,547	$5,392	$5,431
Due after 1 through 5 years	17,357	17,622	16,144	15,744
Due after 5 through 10 years	17,526	17,641	14,924	15,111
Due after 10 years	35,574	36,771	34,236	36,322
Total	$80,393	$81,581	$70,696	$72,608
Fixed maturities - European Periphery Nations - HTM:
Government and government related – National Governments	$12,197	$10,847	$12,237	$10,518
Government and government related – Local Governments	—	—	—	—
Corporate investments – Non-Financial Institutions	59,588	59,991	59,757	60,199
Structured Credit (1)	—	—	—	—
Total	$71,785	$70,838	$71,994	$70,717
Due less than one year	$4,200	$4,224	$—	$—
Due after 1 through 5 years	1,479	1,534	4,285	4,332
Due after 5 through 10 years	10,762	11,255	12,372	12,937
Due after 10 years	55,344	53,825	55,337	53,448
Total	$71,785	$70,838	$71,994	$70,717
____________

(1)	Covered Bonds are included within Other asset-backed securities under Structured Credit.

The following table details the gross and net unrealized (loss) gain positions at September 30, 2013 relating to the European Periphery Nations:

	September 30, 2013
(U.S. dollars in thousands)	Greece	Italy	Ireland	Portugal	Spain	TOTAL
Gross Unrealized (Losses) - European Periphery Nations
Government and government related – National Governments	$—	$(1,665)	$—	$—	$—	$(1,665)
Government and government related – Local Governments	—	—	—	—	—	—
Corporate investments – Financial Institutions	—	—	—	—	—	—
Corporate investments – Non-Financial Institutions	—	(2,853)	(121)	—	(230)	(3,204)
Structured Credit (1)	—	—	(16)	—	—	(16)
Total gross unrealized gains (losses) relating to European Periphery Nations	$—	$(4,518)	$(137)	$—	$(230)	$(4,885)
Net Unrealized Gains (Losses) - European Periphery Nations
Government and government related – National Governments	$—	$(1,663)	$—	$—	$—	$(1,663)
Government and government related – Local Governments	—	—	—	—	—	—
Corporate investments – Financial Institutions	—	—	1	—	—	1
Corporate investments – Non-Financial Institutions	180	(1,232)	(33)	—	1,784	699
Structured Credit (1)	—	—	1,202	—	—	1,202
Total net unrealized gains (losses) relating to European Periphery Nations	$180	$(2,895)	$1,170	$—	$1,784	$239
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
Valuation Methodology of Level 3 Assets and Liabilities
Refer to Item 1, Note 3, “Fair Value Measurements,” of the Unaudited Consolidated Financial Statements included herein, for a description of the valuation methodology utilized to value Level 3 assets and liabilities, how the valuation methodology is validated as well as further details associated with various assets classified as Level 3. At September 30, 2013, we did not have any liabilities that were carried at fair value based on Level 3 inputs other than derivative instruments in a liability position at September 30, 2013.

Fair Value of Level 3 Assets and Liabilities
At September 30, 2013, the fair value of Level 3 assets and liabilities as a percentage of our total assets and liabilities that are carried at fair value was as follows:

(U.S. dollars in thousands)	Total Assets and Liabilities Carried at Fair Value at September 30, 2013	Fair Value of Level 3 Assets and Liabilities	Level 3 Assets and Liabilities as a Percentage of Total Assets and Liabilities Carried at Fair Value, by Class
Assets
Fixed maturities, at fair value
U.S. Government and Government Agency-Related/Supported	$2,175,989	$—	—%
Corporate	10,759,332	32,627	0.3%
RMBS – Agency	4,069,082	17,289	0.4%
RMBS – Non-Agency	399,399	9	—%
CMBS	1,197,881	19,960	1.7%
CDO	712,148	704,551	98.9%
Other asset-backed securities (1)	1,151,135	12,454	1.1%
U.S. States and political subdivisions of the States	1,818,098	—	—%
Non-U.S. Sovereign Government, Supranational and Government-Related	4,999,378	—	—%
Total Fixed maturities, at fair value	$27,282,442	$786,890	2.9%
Equity securities, at fair value	974,733	—	—%
Short-term investments, at fair value	272,705	2,058	0.8%
Total investments available for sale	$28,529,880	$788,948	2.8%
Cash equivalents (2)	1,426,877	—	—%
Other investments (3)	831,145	103,856	12.5%
Other assets (4)	27,979	—	—%
Total assets carried at fair value	$30,815,881	$892,804	2.9%
Liabilities
Financial instruments sold, but not yet purchased (5)	$27,046	$—	—%
Other liabilities (6)	198,801	33,389	16.8%
Total liabilities carried at fair value	$225,847	$33,389	14.8%
____________

(1)	Covered Bonds with a fair value of $560.7 million are included within Other asset-backed securities.

(2)	Cash equivalents balances subject to fair value measurements include certificates of deposit and money market funds.

(3)
The Other investments balances exclude certain structured transactions including certain investments in project finance transactions and a payment obligation (for further information, see Item 8, Note 7, “Other Investments,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012) that has provided liquidity financing to a structured credit vehicle as a part of a third party medium term note facility. These Other investments are carried at amortized cost which totaled $293.9 million at September 30, 2013.

(4)	Other assets include derivative instruments, reported on a gross basis.

(5)	Financial instruments sold, but not yet purchased, are included within “Payable for investments purchased” on the balance sheet.

(6)	Other liabilities include derivative instruments, reported on a gross basis.
At September 30, 2013, our Level 3 assets represented approximately 2.9% of assets that are measured at fair value and represented approximately 2% of total assets. Our Level 3 liabilities represented approximately 14.8% of liabilities that are measured at fair value but less than 1% of total liabilities at September 30, 2013.
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
Gross unpaid losses and loss expenses totaled $20.4 billion and $20.5 billion at September 30, 2013 and December 31, 2012, respectively. The table below represents a reconciliation of our P&C unpaid losses and loss expenses for the nine months ended September 30, 2013:

(U.S. dollars in thousands)	Gross unpaid losses and loss expenses	Unpaid losses and loss expenses recoverable	Net unpaid losses and loss expenses
Balance at December 31, 2012	$20,484,121	$(3,361,703)	$17,122,418
Losses and loss expenses incurred	3,270,311	(483,101)	2,787,210
Losses and loss expenses (paid) / recovered	(3,352,256)	511,426	(2,840,830)
Foreign exchange and other	5,252	564	5,816
Balance at September 30, 2013	$20,407,428	$(3,332,814)	$17,074,614
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
Net reinsurance recoverables were $3.4 billion and $3.4 billion at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013 and December 31, 2012, net reinsurance balances receivable were $97.1 million and $58.4 million, respectively. The table below presents our net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable as follows:

(U.S. dollars in thousands)	September 30, 2013	December 31, 2012
Reinsurance balances receivable	$119,819	$113,023
Reinsurance recoverable on future policy benefits	19,851	20,394
Reinsurance recoverable on unpaid losses and loss expenses	3,387,913	3,415,043
Bad debt reserve on unpaid losses and loss expenses recoverable and reinsurance balances receivable	(77,816)	(107,930)
Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$3,449,767	$3,440,530

LIQUIDITY AND CAPITAL RESOURCES
Liquidity is a measure of our ability to generate sufficient cash flows to meet the short and long-term cash requirements of our business operations. As a global insurance and reinsurance company, one of our principal responsibilities to clients is to ensure that we have ready access to funds with which to settle large unforeseen claims. We would generally expect that positive cash flow from operations (underwriting activities and investment income) will be sufficient to cover cash outflows under most future loss scenarios. However, there is a possibility that unforeseen demands could be placed on us due to extraordinary events and, as such, our liquidity needs may change. Such events include, among other things: several significant catastrophes occurring in a relatively short period of time resulting in material incurred losses; rating agency downgrades of our core insurance and reinsurance subsidiaries that would require posting of collateral in connection with our letter of credit and revolving credit facilities; return of unearned premiums and/or the settlement of derivative transactions and large scale uncollectible reinsurance recoverables on paid losses (as a result of coverage disputes, reinsurers' credit problems or decreases in the value of collateral supporting reinsurance recoverables). Any one or a combination of such events may cause a liquidity strain for us. In addition, a liquidity strain could also occur in an illiquid market, such as that which was experienced in 2008. Investments that may be used to meet liquidity needs in the event of a liquidity strain may not be liquid due to inactive markets, or may have to be sold at a significant loss as a result of depressed prices. Because each subsidiary focuses on a more limited number of specific product lines than is collectively available from the consolidated group of companies, the mix of business tends to be less diverse at the subsidiary level. As a result, the probability of a liquidity strain, as described above, may be greater for individual subsidiaries than when liquidity is assessed on a consolidated basis. If such a liquidity strain were to occur in a subsidiary, XL-Ireland may be required to contribute capital to the particular subsidiary and/or curtail dividends from the subsidiary to support holding company operations, which may be difficult given that XL-Ireland is a holding company and has limited liquidity.
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
XL-Ireland's and XL-Cayman's future cash flows largely depend on the availability of dividends or other permissible payments from subsidiaries to make principal and interest payments on debt, to pay operating expenses and ordinary and preferred shareholder dividends, to make capital investments in subsidiaries and to pay other obligations that may arise from time to time. The ability of our subsidiaries to pay dividends to us or return capital from shareholders' equity is limited by applicable laws and regulations of the various jurisdictions in which we operate, certain additional required regulatory approvals and financial covenants contained in our letters of credit and revolving credit facilities. The payment of dividends to the holding companies by our principal operating subsidiaries is regulated under the laws of various jurisdictions including Bermuda, the U.K., Ireland and Switzerland, certain insurance statutes of various states in the United States in which the principal operating subsidiaries are licensed to transact business, the other jurisdictions where we have regulated subsidiaries and regulations of the Society of Lloyd's. See Item 8, Note 23, “Statutory Financial Data,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion and details regarding the dividend capacity of our major operating subsidiaries. See also Item 1A, “Risk Factors - Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends, make payments on our debt securities and make other payments,” included in our Annual Report on Form 10-K for the year ended December 31, 2012. No assurance can be given that our subsidiaries will pay dividends in the future to XL-Ireland and XL-Cayman.

Under Irish law, share premium was required to be converted to “distributable reserves” for XL-Ireland to pay cash dividends and redeem and buyback shares following the redomestication transaction in which all of the ordinary shares of XL-Cayman were exchanged for all of the ordinary shares of XL-Ireland. On July 23, 2010, the Irish High Court approved XL-Ireland's conversion of share premium to $5.0 billion of distributable reserves, subject to the completion of certain formalities under Irish Company law. These formalities were completed in early August 2010. At September 30, 2013, XL-Ireland had $3.3 billion in distributable reserves.
At September 30, 2013, XL-Ireland and XL-Cayman held cash and investments, net of liabilities associated with cash sweeping arrangements, of $32.0 million and $1.1 billion, respectively, compared to $11.0 million and $1.4 billion, respectively, at December 31, 2012.
All of our outstanding debt at September 30, 2013 was issued by XL-Cayman. The ability of XL-Cayman, like that of XL-Ireland, to obtain funds from its subsidiaries to satisfy any of its debts, including obligations under guarantees, is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which we operate, including, among others, Bermuda, the United States, Ireland, Switzerland and the United Kingdom. For details of the required statutory capital and surplus for our principal operating subsidiaries, see Item 8, Note 23, “Statutory Financial Data,” included in our Annual Report on Form 10-K for the year ended December 31, 2012.
See also the Consolidated Statements of Cash Flows in Item 1, Financial Statements included herein.
Sources of Liquidity
At September 30, 2013, on a consolidated basis we had cash and cash equivalents of approximately $2.1 billion as compared to approximately $2.6 billion at December 31, 2012. We have three main sources of cash flows - those provided by operations, investing activities and financing activities:

(U.S. dollars in thousands)	September 30, 2013	September 30, 2012
Operating activities	$852,889	$894,180
Investing activities	$(569,868)	$(337,791)
Financing activities	$(766,247)	$(1,204,419)
Effects of exchange rate changes on foreign currency cash	$(4,259)	$20,210
Operating Cash Flows
Historically, cash receipts from operations, consisting of premiums and investment income, generally have provided sufficient funds to pay losses as well as operating expenses of our subsidiaries and to fund dividends payable by our subsidiaries to XL-Ireland. Cash receipts from operations are generally derived from the receipt of investment income on our investment portfolio as well as the net receipt of premiums less claims and expenses related to our underwriting activities in our P&C and Life operations. Our operating subsidiaries provide liquidity in that premiums are generally received months or even years before losses are paid under the policies related to such premiums. Premiums and acquisition expenses are settled based on terms of trade as stipulated by an underwriting contract, and generally are received within the first year of inception of a policy when the premium is written, but can be up to three years on certain reinsurance business assumed. Operating expenses are generally paid within a year of being incurred. Claims, especially for casualty business, may take a much longer time before they are reported and ultimately settled, requiring the establishment of reserves for unpaid losses and loss expenses. Therefore, the amount of claims paid in any one year is not necessarily related to the amount of net losses incurred, as reported in the consolidated statement of income.
During the nine months ended September 30, 2013, net cash flows provided by operating activities were $852.9 million compared to net cash flows provided by operating activities of $894.2 million for the same period in 2012. Although net income was higher during the nine months ended September 30, 2013, that increase was more than offset by decreases in other components of non-cash working capital resulting in lower net cash flows from operating activities for the period.
Investing Cash Flows
Generally, positive cash flow from operations and financing activities is invested in our investment portfolio, including affiliates or the acquisition of subsidiaries.
Net cash used in investing activities was $569.9 million in the nine months ended September 30, 2013 compared to net cash used of $337.8 million for the same period in 2012. These cash flows were associated with the normal purchase and sale of portfolio investments.

Certain of our invested assets are held in trust and pledged in support of insurance and reinsurance liabilities as well as credit facilities. Such pledges are largely required by our operating subsidiaries that are “non-admitted” under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. Also, certain deposit liabilities and annuity contracts require the use of pledged assets. As further outlined in Item 1, Note 5, “Investments - Pledged Assets,” to the Unaudited Consolidated Financial Statements included herein, certain assets of the investment portfolio are pledged as collateral under our letter of credit facilities. At September 30, 2013 and December 31, 2012, the Company had $16.0 billion and $16.9 billion in pledged assets, respectively.
Financing Cash Flows
Cash flows related to financing activities include ordinary share-related transactions, the payment of dividends, the issue or repayment of preference ordinary shares and deposit liability transactions. During the nine months ended September 30, 2013, net cash flows used in financing activities was $766.2 million compared to net cash used of $1,204.4 million for the same period in 2012. Net cash outflows related primarily to the buybacks of our ordinary shares as described below.
During the nine months ended September 30, 2013 and 2012, financing cashflows were impacted by share buybacks. For information regarding share buyback activity, see "Other Key Focuses of Management - Buybacks of Ordinary Shares" included herein.
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
Capital Resources
At September 30, 2013 and December 31, 2012, we had total shareholders' equity of $11.3 billion and $11.9 billion, respectively. In addition to ordinary share capital, we depend on external sources of financing to support our underwriting activities in the form of:

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

▪	revolving credit facilities to meet short-term liquidity needs.
The following risks are associated with our requirement to renew our credit facilities:

▪	the credit available from banks may be reduced due to market conditions resulting in our need to pledge our investment portfolio to customers, which could result in a lower investment yield;

▪	we may be downgraded by one or more rating agencies, which could materially and negatively impact our business, financial condition, results of operations and/or liquidity; and

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
The following table summarizes the components of our current capital resources as follows:

(U.S. dollars in thousands)	September 30, 2013	December 31, 2012
Non-controlling interests - Series D preference ordinary shares	$345,000	$345,000
Non-controlling interests - Series E preference ordinary shares	999,500	999,500
Ordinary share capital	9,907,896	10,510,077
Total ordinary shares and non-controlling interests	$11,252,396	$11,854,577
Notes payable and debt	1,667,318	1,666,103
Total	$12,919,714	$13,520,680
Ordinary Share Capital
The following table reconciles the opening and closing ordinary share capital positions as follows:

(U.S. dollars in thousands)	September 30, 2013	December 31, 2012
Ordinary shareholders’ equity – beginning of period	$10,510,077	$9,411,660
Net income (loss) attributable to ordinary shareholders	759,136	651,128
Share buybacks	(525,518)	(402,931)
Share issues	9,751	6,945
Ordinary share dividends	(122,513)	(135,572)
Change in accumulated other comprehensive income	(757,704)	936,955
Share-based compensation and other	34,667	41,892
Ordinary shareholders’ equity – end of period	$9,907,896	$10,510,077
Debt
The following tables presents our debt under outstanding securities and lenders' commitments at September 30, 2013:

				Payments Due by Period
(U.S. dollars in thousands)	Commitment/ Debt	In Use/ Outstanding	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
4-year revolver	$1,000,000	$—	2015	$—	$—	$—	$—
5.25% Senior Notes	600,000	599,116	2014	600,000	—	—	—
5.75% Senior Notes	400,000	396,553	2021	—	—	—	400,000
6.375% Senior Notes	350,000	348,783	2024	—	—	—	350,000
6.25% Senior Notes	325,000	322,866	2027	—	—	—	325,000
	$2,675,000	$1,667,318		$600,000	$—	$—	$1,075,000
Adjustment to carrying value - impact of fair value hedges		$3,744
Total	$2,675,000	$1,671,062
“In Use/Outstanding” data represent September 30, 2013 accreted values. “Payments Due by Period” data represents ultimate redemption values.
In addition, see Item 8, Note 13, “Notes Payable and Debt and Financing Arrangements,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 for further information.
At September 30, 2013, banks and investors provided us with $2.7 billion of debt capacity, of which $1.7 billion was utilized. This debt capacity consists of:

▪	a revolving credit facility of $1.0 billion; and

▪
senior unsecured notes of approximately $1.7 billion issued by XL-Cayman. These notes require XL-Cayman to pay a fixed rate of interest during their terms. At September 30, 2013, there were four outstanding issues of senior unsecured notes:

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

At September 30, 2013, $475 million of letters of credit were issued under the 2013 Credit Agreements and therefore not available as revolving credit loans.
Preferred Shares and Non-controlling Interest in Equity of Consolidated Subsidiaries
The Series D preference ordinary shares and the Series E preference ordinary shares are issued by XL-Cayman. Accordingly, these instruments represent non-controlling interests in our consolidated financial statements and are presented as non-controlling interest in equity of consolidated subsidiaries. At both September 30, 2013 and December 31, 2012, the face values of the outstanding Series D and Series E preference ordinary shares were $345.0 million and $999.5 million, respectively.
Letter of Credit Facilities and other sources of collateral
At September 30, 2013, we had seven letter of credit (“LOC”) facilities in place with total availability of $4.5 billion, of which $1.9 billion was utilized.

				Amount of Commitment Expiration by Period
(U.S. dollars in thousands)	Commitment/ Debt	In Use/ Outstanding	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
LOC Facility (1)	$1,000,000	$642,959	2014	$642,959	$—	$—	$—
LOC Facility (2) (3)	1,350,000	—	2015	—	—	—	—
LOC Facility (3)	650,000	360,546	2015	—	360,546		—
LOC Facility	750,000	260,118	Continuous	—	—	—	260,118
LOC Facility	250,000	121,039	Continuous	—	—	—	121,039
LOC Facility (4)	275,000	275,000	2015	—	275,000	—	—
LOC Facility (4)	200,000	200,000	2015	—	200,000	—	—
Total LOC facilities	$4,475,000	$1,859,662		$642,959	$835,546	$—	$381,157
____________

(1)	We have the option to increase the size of the March 2011 Credit Agreement by an additional $500 million.

(2)	This letter of credit facility includes $1.0 billion that is also included in the “4-year revolver” listed under Debt.

(3)	We have the option to increase the size of the facilities under the December 2011 Credit Agreements by an additional $500 million across both such facilities.

(4)	We have the option to increase the maximum amount of letters of credit and revolving credit loans available under the 2013 Credit Agreements, with the lender's and issuing lender's consent.
In 2011, we (i) entered into three new credit agreements, which provided for an aggregate amount of outstanding letters of credit and revolving credit loans up to $3 billion, subject to certain options to increase the size of the facilities, and (ii) terminated the five-year credit agreement dated June 21, 2007, which had provided for an aggregate amount of outstanding letters of credit and revolving credit loans up to $4 billion.

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
The commitments under each December 2011 Credit Agreement expire on, and such credit facilities are available until, the earlier of (i) December 9, 2015 and (ii) the date of termination in whole of the commitments upon an optional termination or reduction of the commitments by the account parties or upon the occurrence of certain events of default.
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
On May 7, 2013, XL-Cayman entered into a new credit agreement with Citicorp USA, Inc., as administrative agent and issuing lender, and the lenders party thereto, and a continuing agreement for standby letters of credit with Citibank, N.A. On May 13, 2013 and May 15, 2013, XL-Cayman entered into a credit agreement first amendment and credit agreement second amendment, respectively, to such credit agreement (as amended, the “May 2013 Credit Agreement”).
Additionally, on August 6, 2013, XL-Cayman entered into a new credit agreement with Citicorp USA, Inc., as administrative agent and issuing lender, and the lenders party thereto and a continuing agreement for standby letters of credit with Citibank, N.A. On September 12, 2013, XL-Cayman entered into a credit agreement first amendment to such credit agreement (as amended, the “August 2013 Credit Agreement” and, together with the May 2013 Credit Agreement, the “2013 Credit Agreements”).
Collectively, the 2013 Credit Agreements and the continuing agreements for standby letters of credit provide for issuance of letters of credit and revolving credit loans in an aggregate amount up to $475 million. XL-Cayman has the option to increase the maximum amount of letters of credit and revolving credit loans available under the 2013 Credit Agreements with the lender's and issuing lender's consent.
The commitments under the 2013 Credit Agreements expire on, and such credit facilities are available until, the earlier of (i) June 20, 2015 (with respect to the May 2013 Credit Agreement) and September 20, 2015 (with respect to the August 2013 Credit Agreement) and (ii) the date of termination in whole of the commitments upon an optional termination or reduction of the commitments by the account parties or upon the occurrence of certain events of default.
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
Interest Rate Risk
Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. Our fixed income portfolio is exposed to interest rate risk. Our liabilities are accrued at a static rate from an accounting standpoint. However, management considers the liabilities to have an economic exposure to interest rate risk and manages the net economic exposure to interest rate risk considering both assets and liabilities. Interest rate risk is managed within the context of our Strategic Asset Allocation ("SAA") process by specifying SAA benchmarks relative to the estimated duration of our liabilities and managing the fixed income portfolio relative to the benchmarks such that the overall economic effect of interest rate risk is within management's risk tolerance. Nevertheless, we remain exposed to interest rate risk with respect to our overall net asset position and more generally from an accounting standpoint since the assets are carried at fair value, while liabilities are accrued at a static rate. From time to time we may utilize derivative instruments to manage or optimize our duration and curve exposures.
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
The principal currencies creating our foreign exchange risk are the U.K. sterling, the Euro, the Swiss franc and the Canadian dollar. The following table provides more information on our net exposures to these principal foreign currencies at September 30, 2013 and December 31, 2012:

(Foreign currency in millions)	September 30, 2013	December 31, 2012
Euro	22.2	252.2
U.K. Sterling	88.3	81.6
Swiss Franc	125.6	117.0
Canadian Dollar	163.2	129.2
Credit Risk
Credit risk relates to the uncertainty of an obligor's continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. We are exposed to direct credit risk within our investment portfolio, through general counterparties, including customers and reinsurers, and through certain underwriting activities that include, but are not limited to, surety, workers compensation, environmental and political risk and trade credit.
We have an established credit risk governance process delegated to the Credit Subcommittee of the Enterprise Risk Management Committee. The governance process is designed to ensure that transactions and activities, individually and in the aggregate, are carried out within established risk tolerances. This process also recognizes the potential for clash event risk(which covers a number of substantially similar claims against multiple policyholders) that could arise from credit events owing to the identified credit risk embedded in certain underwriting businesses, as well as our investment activities and reinsurance relationships. In particular, certain of our underwriting activities expose us to indirect credit risk in that profitability of certain strategies can correlate with credit events at the issuer, industry or country level. We manage these risks through established underwriting policies that operate in accordance with established limit and escalation frameworks.
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
Credit Risk – Investment Portfolio
Credit risk in the investment portfolio is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries and countries. A widening of credit spreads will increase the net unrealized loss position, will increase losses associated with credit-based derivatives where we assume credit exposure, and, if issuer credit spreads increase significantly for an extended period of time or it is a period of increasing defaults, will also likely result in higher OTTI charges. All else held equal, credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes that could have a material adverse effect on our consolidated results of operations or financial condition. The credit spread duration in our fixed income portfolio, excluding the impact of the HTM election, was 3.8 years at September 30, 2013.
We manage credit risk in the investment portfolio, including fixed income, alternative and short-term investments, through the credit research performed primarily by the investment management service providers. The management of credit risk in the investment portfolio is integrated in our credit risk management governance framework and the management of credit exposures and concentrations within the investment portfolio is carried out in accordance with our risk policies, philosophies, appetites, limits and risk concentrations related to the investment portfolio. In the investment portfolio, we review on a regular basis our asset concentration, credit quality and adherence to our credit limit guidelines. Any issuer over its credit limits or experiencing financial difficulties, material credit quality deterioration or potentially subject to forthcoming credit quality deterioration is placed on a watch list for closer monitoring. Where appropriate, exposures are reduced or prevented from increasing.
The table below shows our aggregate fixed income portfolio by credit rating in percentage terms of our aggregate fixed income portfolio (consisting of corporate debt and U.S. Agency debt and related mortgage-backed securities having and including fixed maturities, short-term investments, cash and cash equivalents and net receivable/(payable) for investment sold/(purchased)) at September 30, 2013:

Percentage of Aggregated Fixed Income Portfolio (1)
AAA	42.4%
AA	20.5%
A	23.0%
BBB	11.4%
BB or Below	2.5%
NR	0.2%
Total	100.0%
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

At September 30, 2013, the average credit quality of our aggregate fixed income investment portfolio was “Aa3/AA-" compared to “Aa2/AA” at December 31, 2012. Our $11.7 billion portfolio of government and government related, agency, sovereign and cash holdings was rated "AA+", our $12.5 billion portfolio of corporates was rated “A", and our $7.8 billion structured securities portfolio was rated "AA+". The decline in the average credit quality of our aggregate fixed income investment portfolio during 2013 was primarily due to the downgrade of United Kingdom and France sovereign debt by Moody's Investors Service. The downgrade reduced our internal rating of securities issued or guaranteed by the United Kingdom and France, which is based on the average credit rating of Standard & Poor's, Moody's Investors Service and Fitch Ratings.
We are closely monitoring our corporate financial bond holdings given the events of the past five years. The table below summarizes our significant exposures (defined as bonds issued by financial institutions with an amortized cost in excess of $50.0 million) to corporate bonds of financial issuers including Covered Bonds held within our AFS and HTM investment portfolio holdings at September 30, 2013, representing both amortized cost and net unrealized gains (losses):

	September 30, 2013
Issuer (by Global Ultimate Parent) (1) (U.S. dollars in millions)	Weighted Average Credit Quality (2)	Amortized Cost	Unrealized Gain/ (Loss)
JPMorgan Chase & Co.	A	$196.7	$(1.9)
Rabobank Nederland Nv	AA-	182.1	5.5
Citigroup Inc.	A-	178.5	3.9
The Goldman Sachs Group, Inc.	BBB+	164.1	7.8
National Australia Bank Limited	AA-	137.3	6.3
Lloyds Banking Group Plc	AA-	133.6	6.1
Hsbc Holdings Plc	A+	124.9	(2.3)
Wells Fargo & Company	A+	123.2	1.4
Bank of America Corporation	BBB+	123.1	4.1
Morgan Stanley	A-	115.9	2.6
The Bank of Nova Scotia	AA-	96.6	2.2
UBS AG	A+	94.3	2.8
Commonwealth Bank of Australia	AA-	85.6	4.4
Credit Suisse Group AG	A	83.1	1.2
Standard Chartered Plc	A+	76.5	3.1
H M Government Cabinet Office (RBS Group Plc)	AA-	75.0	1.0
Royal Bank of Canada	AA-	74.5	1.0
Westpac Banking Corporation	AA-	72.3	4.4
Nordea Bank AB (Publ)	AA-	65.4	1.6
ING Groep N.V.	AA	65.4	2.3
BB&T Corporation	A	60.7	(0.2)
The Bank of New York Mellon Corporation	AA-	58.3	1.8
Government of Netherlands (ABN Amro)	AAA	55.5	5.7
American Express Company	A	53.1	1.4
____________

(1)	Includes Covered Bonds.

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

	September 30, 2013
Issuer (by Global Ultimate Parent) (U.S. dollars in millions)	Tier One Amortized Cost	Upper Tier Two Amortized Cost	Total Amortized Cost	Net Unrealized (Loss)
Zurich Insurance Group Ltd.	$—	$26.6	$26.6	$1.0
Barclays Plc	4.8	20.8	25.6	(2.7)
National Australia Bank Limited	20.7	—	20.7	0.6
JPMorgan Chase & Co.	20.6	—	20.6	(4.8)
The British United Provident Association Limited	—	20.2	20.2	0.4
Aviva Plc	5.3	14.2	19.5	(0.7)
Mitsubishi UFJ Financial Group, Inc.	19.2	—	19.2	1.6
Legal & General Group Plc	—	18.9	18.9	0.6
The Goldman Sachs Group, Inc.	18.6	—	18.6	(0.6)
HSBC Holdings Plc	18.2	—	18.2	(0.5)
Total	$107.4	$100.7	$208.1	$(5.1)
At September 30, 2013, the top 10 corporate financial holdings, which exclude government guaranteed and government sponsored enterprises, represented approximately 4.8% of the aggregate fixed income portfolio and approximately 11.9% of all corporate holdings. The top 10 corporate bond holdings listed below represent the direct exposure to the corporations listed below, including their subsidiaries, and exclude any securitized, credit enhanced and collateralized asset or mortgage-backed securities, cash and cash equivalents, pooled notes and any over-the-counter (“OTC”) derivative counterparty exposures, if applicable, but does include Covered Bonds:

Top 10 Corporate Financial Holdings (1)	Percentage of Aggregate Fixed Income Portfolio
JPMorgan Chase & Co.	0.6%
Rabobank Nederland Nv	0.6%
Citigroup Inc.	0.6%
The Goldman Sachs Group, Inc.	0.5%
National Australia Bank Limited	0.4%
Lloyds Banking Group Plc	0.4%
HSBC Holdings Plc	0.4%
Wells Fargo & Company	0.4%
Bank of America Corporation	0.4%
Morgan Stanley	0.4%
____________

(1)	Corporate issuers include Covered Bonds.
At September 30, 2013, the top 5 corporate sector exposures listed below represented 30.6% of the aggregate fixed income investment portfolio and 75.8% of all corporate holdings.

Top 5 Sector Exposures (U.S. dollars in millions)	Carrying Value	Percentage of Aggregate Fixed Income Portfolio
Financials (1)	$3,539.9	11.5%
Consumer, non-Cyclical	2,340.9	7.6%
Utilities	1,400.0	4.5%
Communications	1,116.2	3.6%
Industrial	1,038.9	3.4%
Total	$9,435.9	30.6%
____________

(1)	Government-guaranteed securities and Covered Bonds have been excluded from the above figures.
Within our fixed income portfolios, we are further monitoring our exposure to holdings in the European Periphery Nations. In particular, the fair values of our holdings representing risk in the European Periphery Nations are: government holdings of $16.9 million, corporate holdings of $127.1 million (financials $0.8 million, non-financials $126.4 million) and structured securities holdings totaling $9.3 million. The non-financial corporate holdings primarily consist of securities issued by multinational companies with low reliance on local economics and systemically important industries such as utilities and telecoms. For further detail on our exposure to the Euro-zone sovereign debt crisis, please refer to Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations - European Sovereign Debt Crisis.”
We also have exposure to credit risk associated with our mortgage-backed and asset-backed securities. The table below shows the breakdown of the $7.8 billion structured securities portfolio, of which 80.8% is AAA rated:

(U.S. dollars in millions)	Carrying Value	Percentage of Structured Portfolio
Agency RMBS	$4,069.1	51.9%
Other ABS (1)	1,255.8	16.0%
CMBS	1,339.8	17.1%
Core CDO (non-ABS CDOs and CLOs)	712.1	9.1%
Non-Agency RMBS	464.9	5.9%
Total	$7,841.7	100.0%
____________

(1)	Includes Covered Bonds.

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
Equity Price Risk
Equity price risk is the potential loss arising from changes in the market value of equities. Our equity investment portfolio is exposed to equity price risk. At September 30, 2013, our equity portfolio was approximately $885.0 million as compared to $547.1 million at December 31, 2012. This excludes fixed income fund investments of $89.7 million and $101.9 million at September 30, 2013 and December 31, 2012, respectively, that generally do not have the risk characteristics of equity investments but are treated as equity investments under U.S. GAAP. At September 30, 2013 and December 31, 2012, our direct allocation to equity securities was 2.7% and 1.5%, respectively, of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased). We also estimate the equity risk embedded in certain alternative and private investments. Such estimates are derived from market exposures provided to us by certain individual fund investments and/or internal statistical analyses.
Other Market Risks
Our private investment portfolio is invested in limited partnerships and other entities that are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments and risks specific to startup or small companies. At September 30, 2013, our exposure to private investments, excluding unfunded commitments, was $259.2 million, representing 0.7% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) compared to $307.5 million at December 31, 2012
Our alternative investment portfolio, which is exposed to equity and credit risk as well as certain other market risks, had a total exposure of $1.5 billion representing approximately 4.2% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) at September 30, 2013, as compared to December 31, 2012 when we had a total exposure of $1.3 billion representing approximately 3.9% of the fixed income investment portfolio.
At September 30, 2013 and December 31, 2012, bond index futures outstanding had a net short position of $4.3 million and a net long position of $17.4 million, respectively, and stock index futures outstanding had net long positions of $47.8 million and $29.1 million, respectively. We may reduce our exposure to these futures through offsetting transactions, including options and forwards.

As noted above, we also invest in certain derivative positions that can be impacted by market value movements. For further details on derivative instruments, see Item 1, Note 6, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements included herein.
Sensitivity and Value-at-Risk Analysis
The table below summarizes our assessment of the estimated impact on the value of our investment portfolio at September 30, 2013 associated with an immediate and hypothetical: +100bps increase in interest rates, a -10% decline in equity markets, a +100bps widening in spreads and a +10% widening in spreads. The table also reports the 95%, 1-year VaRs for our investment portfolios at September 30, 2013, excluding foreign exchange.
The interest rate, spread risk, and VaR referenced in the table below include the impact of market movements on our HTM fixed maturities from our Life operations investment portfolio. While the market value of these holdings is sensitive to prevailing interest rates and credit spreads, our book value is not impacted as these holdings are carried at amortized cost. At September 30, 2013, if we were to exclude these impacts in order to present the impact of these risks to our book value, the interest rate risk would be reduced by approximately $304.6 million, absolute spread risk would be reduced by approximately $206.4 million, relative spread risk would be reduced by approximately $18.2 million, and VaR would be reduced by approximately $272.6 million.
The table below excludes the impact of foreign exchange rate risk on our investment portfolio. Our investment strategy incorporates asset-liability management, and, accordingly, any foreign exchange movements impact the assets and liabilities approximately equally. See “Foreign Currency Exchange Rate Risk,” for further details. We consider the investment portfolio VaR estimated results as well as the P&C and Life operations investment portfolios' VaR estimated results excluding foreign exchange rate risk to be the more relevant and appropriate metrics to consider when assessing the actual risk of the investment portfolio.
The estimated results below also do not include any risk contributions from our various operating affiliates (strategic, investment manager or financial operating affiliates) or certain other investments that are carried at amortized cost.

(U.S. dollars in millions)	Interest Rate Risk (1)	Equity Risk (2)	Absolute Spread Risk (3)	Relative Spread Risk (4)	VaR (5) (6)
Total Investment Portfolio (7)	$(1,474.0)	$(162.6)	$(1,339.5)	$(134.1)	$1,631.5
A. P&C Investment Portfolio	$(928.3)	$(162.6)	$(877.3)	$(76.0)	$1,125.7
(I) P&C Fixed Income Portfolio	(928.3)	—	(877.3)	(76.0)	1,044.4
(a) Cash & Short Term Investments	(8.6)	—	(2.2)	(0.1)	2.3
(b) Total Government Related	(382.3)	—	(254.3)	(12.2)	421.8
(c) Total Corporate Credit	(295.9)	—	(324.3)	(34.4)	344.4
(d) Total Structured Credit	(241.5)	—	(296.4)	(29.3)	315.8
(II) P&C Non-Fixed Income Portfolio	—	(162.6)	—	—	215.5
(e) Equity Portfolio	—	(90.9)	—	—	118.1
(f) Alternative Portfolio	—	(42.7)	—	—	89.7
(g) Private Investments	—	(29.1)	—	—	47.2
(h) Other	—	—	—	—	7.1
B. Life Investment Portfolio	$(539.1)	$—	$(430.0)	$(54.6)	$606.1
(III) Life Fixed Income Portfolio	(539.1)	—	(430.0)	(54.6)	606.1
(i) Cash & Short Term Investments	(0.1)	—	—	—	0.1
(j) Total Government Related	(222.0)	—	(84.5)	(4.1)	231.1
(k) Total Corporate Credit	(259.3)	—	(282.2)	(41.8)	310.8
(l) Total Structured Credit	(57.7)	—	(63.4)	(8.7)	71.1
(IV) Life Non-Fixed Income Portfolio	—	—	—	—	—
____________

(1)	The estimated impact on the fair value of our fixed income portfolio of an immediate hypothetical +100 bps adverse parallel shift in global bond curves.

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

(5)
The VaR results are based on a 95% confidence interval, with a one-year holding period, excluding foreign exchange rate risk. Our investment portfolio VaR at September 30, 2013 is not necessarily indicative of future VaR levels as these are based on statistical estimates of possible price changes and, therefore, exclude other sources of investment return such as coupon and dividend income.

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
We are subject to legal proceedings as described in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material developments to such proceedings during the three months ended September 30, 2013.
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
Legal actions are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, we disclose an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or disclose that an estimate cannot be made. Based on our assessment at September 30, 2013, no such disclosures are considered necessary.

ITEM 1A.	RISK FACTORS
Refer to Item 1A., "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2012 for further information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliate Purchasers
The following table provides information about purchases by the Company during the three months ended September 30, 2013 of its ordinary shares:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
July 1, 2013 to July 31, 2013	1,370,354	$31.67	1,370,354	$531.6 million
August 1, 2013 to August 31, 2013	1,676,996	$31.01	1,676,996	$479.6 million
September 1, 2013 to September 30, 2013	1,787,259	$30.55	1,787,259	$425.0 million
Total	4,834,609	$31.03	4,834,609	$425.0 million
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

The following exhibits are filed as exhibits to this Quarterly Report:

10.1
Credit Agreement, dated as of August 6, 2013, between XLIT Ltd., Citicorp USA, Inc., as Administrative Agent and Issuing Lender, and the Lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 6, 2013

10.2
Continuing Agreement for Standby Letters of Credit, dated as of August 6, 2013, between XLIT Ltd. and Citibank, N.A., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 6, 2013

10.3
Letter Agreement, dated as of August 6, 2013, between XLIT Ltd. and Citicorp USA, Inc., incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on August 6, 2013

10.4
Credit Agreement First Amendment, dated as of September 12, 2013, to the Credit Agreement, dated as of August 6, 2013, between XLIT Ltd., Citicorp USA, Inc., as Administrative Agent and Issuing Lender, and the Lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on September 12, 2013

10.5
Fee Letter Amendment No. 1, dated as of September 12, 2013, to the Letter Agreement, dated as of August 6, 2013, between XLIT Ltd. and Citicorp USA, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on September 12, 2013

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

Date:	October 31, 2013
XL Group plc
(Registrant)
/s/ MICHAEL S. MCGAVICK

Name: Michael S. McGavick
Title: Chief Executive Officer and Director
XL Group plc

Date:	October 31, 2013
/s/ PETER R. PORRINO

Name: Peter R. Porrino
Title: Executive Vice President and Chief Financial Officer
XL Group plc