Form 10-K
period 2013-12-31
XL GROUP PLC
filed 2014-02-26
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to
Commission file number 1-10804

XL GROUP
Public Limited Company
(Exact name of registrant as specified in its charter)

Ireland (State or other jurisdiction of incorporation or organization)	98-0665416 (I.R.S. Employer Identification No.)
XL House, 8 St. Stephen's Green, Dublin 2, Ireland (Address of principal executive offices and zip code)	+353 (1) 400-5500 (Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Ordinary Shares, Par Value $0.01 per Share	New York Stock Exchange
XLIT Ltd. 2.30% Senior Notes due 2018	New York Stock Exchange
XLIT Ltd. 5.75% Senior Notes due 2021	New York Stock Exchange
XLIT Ltd. 5.25% Senior Notes due 2043	New York Stock Exchange

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
Large accelerated filer  ☒  Accelerated filer  ☐   Non-accelerated filer  ☐  Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒
The aggregate market value of the voting common equity of the registrant held by non-affiliates of the registrant on June 30, 2013 was approximately $8.7 billion computed upon the basis of the closing sales price of the ordinary shares on June 28, 2013. For purposes of this computation, ordinary shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
As of February 21, 2014, there were 276,056,910 outstanding Ordinary Shares, $0.01 par value per share, of the registrant.
Documents Incorporated By Reference
Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report relating to the annual meeting of ordinary shareholders to be held on April 25, 2014 are incorporated by reference into Part III of this Form 10-K.

XL GROUP PLC
This Annual Report on Form 10-K contains “Forward-Looking Statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Important factors that could cause actual results to differ materially from those in such Forward-Looking Statements are set forth herein under Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Cautionary Note Regarding Forward-Looking Statements.”

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
On July 25, 2001, we acquired certain Winterthur International insurance operations (“Winterthur International”) to extend our predominantly North American-based large corporate insurance business globally.
Effective January 1, 2002, we increased our shareholding in Le Mans Ré from 49% to 67% in order to expand our international reinsurance operations. On September 3, 2003, we exercised our option to buy the remaining 33% from Les Mutuelles du Mans Assurances (“MMA”) and changed the name of Le Mans Ré to XL Re Europe S.A. On October 18, 2006, we received approval to form a new European company, XL Re Europe Limited, based in Dublin, Ireland, which is licensed to write all classes of reinsurance business; during 2013, the company re-registered as a European public limited–liability company and changed its name to XL Re Europe SE. XL Re Europe SE is the headquarters of the company’s European reinsurance platform with branch offices in France, Switzerland and the United Kingdom (the “U.K.”).
On August 4, 2006, we completed the sale of approximately 37% of our then financial guarantee reinsurance and insurance businesses through an initial public offering of 23.4 million common shares of Syncora Holdings Ltd. (“Syncora”) (formerly Security Capital Assurance Ltd. or “SCA”). On June 6, 2007, we completed the sale of an additional portion of Syncora’s common shares still owned by the company through a secondary offering and thereby reduced our ownership of Syncora’s outstanding common shares further from approximately 63% to approximately 46%. On August 5, 2008, we closed an agreement (the “Master Agreement”) with Syncora and its subsidiaries, as well as certain counterparties to credit default swap agreements, in connection with the termination of certain reinsurance and other agreements. As part of the Master Agreement, we transferred all of the shares we owned in Syncora to a trust and, as a result, have no further ownership interest in the company.
On July 1, 2010, XL Group plc, a newly formed Irish public limited company (“XL-Ireland”) and XL Capital Ltd (now known as XLIT Ltd.), an exempted company organized under the laws of the Cayman Islands (“XL-Cayman”), completed a redomestication transaction in which all of the ordinary shares of XL-Cayman were exchanged for all of the ordinary shares of XL-Ireland (the “Redomestication”). As a result, XL-Cayman became a wholly-owned subsidiary of XL-Ireland. On July 23, 2010, the Irish High Court approved XL-Ireland’s creation of distributable reserves, subject to the completion of certain formalities under Irish company law. These formalities were completed in early August 2010. For further detailed information on this transaction and its impacts on shareholder rights, shareholders’ equity, debt and notes then outstanding and employee stock plan awards, see the Company’s Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the "SEC") on July 1, 2010.
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
The following table sets forth an analysis of gross premiums written by segment for the years ended December 31, 2013, 2012 and 2011. Additional financial information about our segments, including financial information about geographic areas, is included in Item 8, Note 4, “Segment Information,” to the Consolidated Financial Statements included herein.

(U.S. dollars in thousands)	Gross Premiums Written			Percentage Change
	2013	2012	2011	2013 to 2012	2012 to 2011
Insurance	$5,523,181	$5,166,973	$4,824,665	6.9%	7.1%
Reinsurance	1,893,611	2,008,157	2,073,619	(5.7)%	(3.2)%
Life operations	324,343	355,753	394,555	(8.8)%	(9.8)%
Total	$7,741,135	$7,530,883	$7,292,839	2.8%	3.3%
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
The Insurance segment’s most significant operating legal entities in 2013 based on revenues were as follows: XL Insurance (Bermuda) Ltd, XL Insurance Company plc, XL Specialty Insurance Company, Indian Harbor Insurance Company, Greenwich Insurance Company and XL Insurance America, Inc., as well as our Lloyd’s syndicate.
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
Property and casualty products are typically written as global insurance programs for large and medium sized multinational companies and institutions and include property and liability coverages. Property and casualty products generally provide large capacity on a primary, quota share or excess of loss basis. Global insurance programs are targeted to large multinational companies in major industry groups including aerospace, automotive, consumer products, pharmaceutical, pulp and paper, high technology, telecommunications, transportation and basic metals. The primary casualty programs generally require customers to take large deductibles or self-insured retentions. For the excess business, our liability attaches after large deductibles, including self insurance or insurance layers provided by other companies. Policies are written on an occurrence, claims-made and occurrence reported basis. Our property business, which also includes construction projects, is short-tail by nature and written on both a primary and excess of loss basis. Property business includes exposures to man-made and natural disasters.

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
Excess and surplus lines products include general liability property, excess auto and excess liability coverages where most Insurance Services Office, Inc. (“ISO”) products are written. Targets include a variety of classes, with a focus on “one-off” risks generated by contracted wholesale brokers.
Construction products include property coverages (builders risk, contractors equipment, property and inland marine), general liability, U.S. workers compensation and commercial auto, as well as professional liability for contractors and owners, excess umbrella, subcontractor default insurance and primary casualty wrap ups.
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
Global Specialty Lines (“Specialty”)
Specialty includes the following lines of business: aviation and satellite, marine and offshore energy, fine art and specie, equine, product recall, political violence, political risk and trade credit and North America inland marine.
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
In 2011, we launched underwriting capabilities for political risk and trade credit as well as North America inland marine business and in 2013 we began offering insurance to protect assets that are exposed to war, terrorism and political violence attacks, as well as kidnap and ransom coverages.
XL Global Asset Protection Services (“XL GAPS”)
Also included as part of the Insurance segment is XL GAPS, a fee for service loss prevention consulting service that offers individually tailored risk management solutions to risk managers, insurance brokers and insurance company clients operating on a global basis. Services are offered on an “unbundled” (services not tied to an insurance contract) and “bundled” basis.
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
The following table provides an analysis of gross premiums written, net premiums written and net premiums earned for the Insurance segment for the years ended December 31, 2013, 2012 and 2011:

(U.S. dollars in thousands)	2013			2012 (1)			2011 (1)
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Professional	$1,465,689	$1,161,045	$1,370,196	$1,460,018	$1,395,694	$1,350,319	$1,377,560	$1,278,724	$1,287,231
Casualty	1,975,330	1,434,967	1,389,851	1,745,338	1,254,161	1,165,753	1,504,203	1,035,458	998,326
Property	875,773	568,575	544,278	782,339	483,682	489,739	858,839	499,622	464,576
Specialty	906,650	746,517	732,042	892,088	738,655	708,568	871,562	723,048	702,604
Other (2)	299,739	242,989	231,310	287,190	200,319	210,257	212,501	170,812	210,990
Total	$5,523,181	$4,154,093	$4,267,677	$5,166,973	$4,072,511	$3,924,636	$4,824,665	$3,707,664	$3,663,727
____________

(1)	Certain reclassifications have been made to conform to current year presentation.

(2)	Other includes excess and surplus, surety, structured indemnity and certain other discontinued lines.

Competition
We compete globally in the property and casualty insurance markets. Our competitors include the following companies and their affiliates: The ACE Group of Companies (“ACE”); Allianz SE (“Allianz”); American International Group, Inc. (“AIG”); Factory Mutual Global (“FMG”) for property only; The Hartford Financial Services Group, Inc. (“Hartford”); Lloyd’s of London Syndicates (“Lloyd’s”); The Chubb Corporation (“Chubb”); The Travelers Companies (“Travelers”); and Zurich Insurance Group Ltd (“Zurich”).
The major geographical markets for our property and casualty insurance operations are North America, Europe and Bermuda. Our main competitors in each of these markets include the following:
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
Bermuda – ACE, Allied World Assurance Company, Axis Capital Group, Alterra Capital, Endurance Specialty Insurance Ltd and Arch.
Marketing and Distribution
The majority of business in our Insurance segment originates via a large number of international, national and regional producers, acting as the brokers and representatives of current and prospective policyholders. This channel is supported by our Global Distribution and Network Unit, which consists of sales and marketing representatives in key markets throughout the world, representing all of our products in collaboration with the four business groups. A portion of Insurance segment business is also marketed and underwritten by general agents and a portion by independent agents acting on our behalf. Typically, all such producers, general agents and independent agents receive commission payments for their services, which are calculated as a percentage of the gross premium paid by the policyholder on an account-by-account basis. A certain portion of business originating from producers is submitted on a fee basis under which the producer is compensated by a fee paid to it by its policyholder client. From time to time, we also consider requests for commissions from a producer, with disclosure by the producer to the policyholder-client in accordance with applicable law, where the producer receives a fee from the policyholder-client. We evaluate such requests on a case-by-case basis.
We consider requests for contingent/additional commission arrangements where such contingent/additional commissions are based upon the volume of bound business originated from a specific producer during a calendar year, or based upon growth of a particular segment of business, where legal and appropriate. Such arrangements are distinct from program business where additional commissions are generally based on profitability of business submitted to and bound by us.
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
Apart from compensation arrangements established with producers in connection with insurance transactions, we also have engaged, and may in the future engage, certain producers or their affiliates in consulting roles pursuant to which such producers provide access to certain systems and information and/or additional services that may assist us with our marketing and distribution. In instances where we engage producers in such consulting roles, we may compensate the relevant producers on a fixed fee basis, a variable fee basis based upon our usage of the systems and information proffered, through a combination of fixed and variable fees or in some jurisdictions, where appropriate, on a commission basis.
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
Claims in respect of business written by our Lloyd’s syndicate are handled by the lead syndicate, and on large or complex claims the second syndicate, participating on the risk who bind the following underwriters. The claims are processed by XChanging, the central market bureau. Where a syndicate is a “lead” syndicate on a Lloyd’s policy, its underwriters and claims adjusters will work directly with the broker or insured on behalf of itself and the following underwriters for any particular claim. This may involve appointing attorneys or loss adjusters. The lead syndicate advises movement in loss reserves to all syndicates participating on the risk. Our claims department may adjust the case reserves it records from those advised by the lead syndicate as deemed necessary.
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

Reinsurance Segment
General
Our reinsurance operations are structured geographically into business groups: Bermuda, North America and International (Europe, Asia Pacific and Latin America). During the second quarter of 2013, the business groups were realigned to include Latin America within the International business group.
This segment provides casualty, property risk, property catastrophe, marine, aviation, treaty and other specialty reinsurance on a global basis with business being written on both a proportional and non-proportional basis and also on a facultative basis. Our lines of business within the reinsurance segment continue to focus on those that provide the best return on capital. For our Reinsurance segment, challenging market conditions and the changing economic environment experienced since 2008 resulted, in certain instances, in a greater emphasis being placed on short-tail lines of business.
Business written on a non-proportional basis generally provides for an indemnification by us to the ceding company for a portion of losses, both individually and in the aggregate, on policies with limits in excess of a specified individual or aggregate loss deductible. For business written on a proportional basis, including on a “quota share” or “surplus” basis, we receive an agreed percentage of the premium and are liable for the same percentage of each and all incurred loss. For proportional business, the ceding company normally receives a ceding commission for the premiums ceded and may also, under certain circumstances, receive a profit commission based on performance of the contract. Occasionally this commission could be on a sliding scale depending on the loss ratio performance of the contract. Our casualty reinsurance includes general liability, professional liability, automobile and workers’ compensation. Professional liability includes directors’ and officers’, employment practices, medical malpractice and environmental liability. Casualty lines are written as treaties or programs and on both a proportional and a non-proportional basis. The treaty business includes clash programs which cover losses under a number of underlying policies involved in one occurrence or a judgment above an underlying policy’s limit.
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
Other specialty reinsurance products include energy, marine, aviation, space, engineering, fidelity, surety, trade credit and political risk. In addition, we write several whole account capital gearing quota share contracts on select syndicates at Lloyd's.
The segment’s most significant operating legal entities in 2013 based on revenues were as follows: XL Reinsurance America Inc., XL Re Europe SE, XL Re Ltd and XL Re Latin America Ltd.

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
Our traditional catastrophe retrocession program was renewed in 2013 to cover certain of our exposures. These protections, in various layers and in excess of varying attachment points according to the territory exposed, assist in managing our net retention to an acceptable level. We have co-reinsurance retentions within this program.
We continue to buy additional protection for our marine exposures and the retention and the limit have been reduced to reflect the exposure decrease between 2013 and 2012. We continue to buy specific reinsurance on our property facultative and aviation portfolios to manage our net exposures in these classes.
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
Premiums
The following table provides an analysis of gross premiums written, net premiums written and net premiums earned for the Reinsurance segment for the last three years ended December 31:

(U.S. dollars in thousands)	2013			2012 (1)			2011 (1)
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Casualty - professional lines	$199,159	$199,153	$206,169	$221,354	$221,355	$213,324	$217,389	$217,389	$213,949
Casualty - other lines	332,153	330,681	312,156	332,563	330,714	311,166	292,507	290,962	256,853
Property catastrophe	556,493	498,997	492,568	537,087	473,373	463,975	461,742	404,447	387,523
Other property	587,278	545,846	561,105	653,513	622,855	613,291	847,816	583,100	587,611
Marine, energy, aviation & satellite	91,997	76,241	94,797	169,885	153,948	147,362	156,161	141,924	130,855
Other (2)	126,531	98,971	79,627	93,755	82,263	92,224	98,004	87,902	86,594
Total	$1,893,611	$1,749,889	$1,746,422	$2,008,157	$1,884,508	$1,841,342	$2,073,619	$1,725,724	$1,663,385

____________

(1)	Certain reclassifications have been made to conform to current year presentation.

(2)	Other includes whole account contracts, surety and other lines.
Additional discussion and financial information about the Reinsurance segment are set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, Note 4, “Segment Information,” to the Consolidated Financial Statements included herein.
Competition
We compete globally in the property and casualty markets.
Our reinsurance operations are structured geographically into business groups: Bermuda, North America and International (Europe, Asia Pacific and Latin America). The main competitors in each of these markets include the following:
Bermuda – ACE Tempest Reinsurance Ltd, AXIS Specialty Limited, Arch Reinsurance Limited, Renaissance Reinsurance Limited, Montpelier Reinsurance Ltd, Platinum Underwriters Bermuda Ltd, PartnerRe Ltd, Validus Reinsurance Ltd and alternative asset managers, such as Nephila Capital Limited.
North America – Berkshire Hathaway Inc., Munich Re Group (“Munich Re”), Swiss Reinsurance America Corporation (“Swiss Re”), Alleghany Corporation, Everest Re Group Ltd, Hannover Re Group (“Hannover Re”) and PartnerRe Ltd.
Europe and the rest of world – Munich Re, Swiss Re, Lloyd’s, SCOR Reinsurance Company, Hannover Re, PartnerRe Ltd, Mapfre Re and IRB-Brazil Re.
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
Life Operations Segment
During 2009, we completed a strategic review of our life reinsurance business. In relation to this initiative, during 2009, we sold the renewal rights to certain of our businesses, sold a portion of our U.S. life reinsurance business and announced that we would run-off our existing book of life and annuity business, and not accept new business. In addition, in 2010, we consummated various transactions to novate and recapture U.K. and Irish term assurance and critical illness treaties and U.S. mortality retrocession pools. In addition, during the fourth quarter of 2012, we entered into an agreement to recapture two small U.S. life reinsurance treaties.
The Life operations segment provided life reinsurance on business written by life insurance companies, principally to help them manage mortality, morbidity, survivorship, investment and lapse risks.
Prior to the decision to run-off the U.K. and Irish business, products offered included a broad range of underlying lines of life insurance business, including term assurances, group life, critical illness cover, immediate annuities and disability income. In addition, prior to selling the renewal rights, the products offered included short-term life, accident and health business. Notwithstanding these sales, the Life operations still covers a range of geographic markets, with an emphasis on the U.K., the United States, Ireland and Continental Europe.
The portfolio has three particularly significant components:
(1) The portfolio includes a small number of large contracts relating to closed blocks of U.K. and Irish fixed annuities in payment. In relation to certain of these contracts, we received cash and investment assets at the inception of the reinsurance contract relating to the future policy benefit reserves assumed. These contracts are long-term in nature, and the expected claims payout period can span up to 30 or 40 years with average duration of around 10 years. We are exposed to investment and survivorship risk over the life of these arrangements.

(2) The second component of the portfolio relates to life risks (in the United States, the U.K. and Ireland), income protection risks (in the United States) and critical illness risks (in the U.K. and Ireland) where we are exposed to the mortality, morbidity and lapse experience from the underlying business, over the medium to long-term.
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
Premiums
The following table is an analysis of the Life operations gross premiums written, net premiums written and net premiums earned for the years ended December 31:

(U.S. dollars in thousands)	2013			2012			2011
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Annuity	$150,008	$122,715	$122,715	$155,256	$126,912	$126,912	$161,800	$132,232	$132,232
Other Life	174,335	172,707	172,707	200,497	197,520	197,547	232,755	230,130	230,786
Total	$324,343	295,422	$295,422	$355,753	$324,432	$324,459	$394,555	$362,362	$363,018
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

For the fixed annuity business, market participants include less traditional reinsurance entities, such as Canada Life and Prudential (U.K.) together with Swiss Re, PartnerRe Ltd., Scor Global Life and Pacific Life Re, among others, who have entered or re-entered this market.
Marketing and Distribution
We no longer market or distribute new products in this segment.
Life Operations – Collateral Requirements and Regulatory Reserves
For certain blocks of the Life operations business, we are required, under the terms of the relevant treaties, to hold collateral in favor of the underlying cedants. The amount of the collateral is typically determined in relation to the level that would be necessary to satisfy requirements in either the U.K. or U.S. regulatory regimes for reinsurance recovery credit. These requirements are higher than levels required under GAAP for policy benefit reserves and hence the amounts are generally higher than the reserves reported in our consolidated financial statements. The primary drivers of the differences between GAAP and regulatory reserves are that regulatory requirements require (i) higher margins for potential adverse deviation and (ii) utilizing current assumptions at each reporting date. Therefore, in a falling interest rate environment, the lower investment yields lead to higher required reserves. For the closed blocks of U.K. and Irish fixed annuities, under which assets were transferred to us, those assets are maintained in segregated investment portfolios subject to security and account control agreements in favor of the cedant. For the U.S. term life and income protection businesses, collateral is provided through a combination of letters of credit and assets held in trust to the benefit of the cedant.
The following table contains a comparison of the reserves required under GAAP, the reserves required under the relevant Bermuda, U.K. or U.S. regulatory standards and the current collateral levels provided in relation to the Life operations business at December 31, 2013:

(U.S. dollars in thousands)	GAAP	Regulatory	Collateral - Secured Accounts/Trusts	Collateral - LOC
Traditional Life	$827,341	$1,064,144	$253,296	$660,758
Annuities	3,976,475	4,930,948	5,036,698	—
Total future policy benefit reserve	$4,803,816	$5,995,092	$5,289,994	$660,758
We ceased writing new life reinsurance contracts in 2009 and are managing the run-off of the Life operations segment. We continue to evaluate the sale of all or part of the Life operations business and/or reinsuring the business. Management’s ongoing evaluation of these operations includes consideration of the impact of the low rate of return on the GAAP equity. The low single digit rate of return on the Life operations business is reflective of the need to hold assets sufficient to support regulatory reserves, which are much higher than the related GAAP levels, as noted above.
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
The tables below present the development of our unpaid losses and loss expense reserves on both a net and gross basis. The cumulative redundancy (deficiency) calculated on a net basis differs from that calculated on a gross basis. As different reinsurance programs cover different underwriting years, net and gross loss experience will not necessarily develop proportionately. The top line of the first table shows the estimated liability, net of reinsurance recoveries, as at the year end balance sheet date for each of the indicated years. This represents the estimated amounts of losses and loss expenses, including IBNR, arising in the current and all prior years that are unpaid at the year end balance sheet date of the indicated year. The first table then shows the re-estimated amount of the previously recorded reserve liability based on experience as of the year end balance sheet date of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The cumulative redundancy (deficiency) represents the aggregate change with respect to that liability originally estimated. The lower portion of the first table also reflects the cumulative paid losses relating to these reserves. The second table is similar to the upper portion of the first table but is gross of reinsurance recoveries. Conditions and trends that have affected development of liabilities in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate redundancies or deficiencies into the future, based on the tables below. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Statements.”

Analysis of P&C Losses and Loss Expenses Reserve Development Net of Reinsurance Recoverables
(U.S. dollars in millions)	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
ESTIMATED LIABILITY FOR UNPAID LOSSES AND LOSS EXPENSES, NET OF REINSURANCE RECOVERABLES	$10,532	$12,671	$17,200	$17,900	$18,191	$17,686	$17,266	$16,882	$16,984	$17,122	$17,066
LIABILITY RE-ESTIMATED AS OF:
One year later	10,800	13,785	17,090	17,475	17,580	17,401	16,893	16,597	16,668	16,833
Two years later	11,842	13,675	16,828	16,631	17,286	17,027	16,503	16,274	16,440
Three years later	11,849	13,607	16,155	16,441	16,956	16,639	16,261	16,001
Four years later	11,860	13,258	16,067	16,064	16,550	16,350	15,941
Five years later	11,680	13,236	15,796	15,667	16,287	15,982
Six years later	11,794	13,068	15,448	15,500	15,940
Seven years later	11,669	12,819	15,248	15,190
Eight years later	11,464	12,702	15,039
Nine years later	11,372	12,592
Ten years later	11,293
CUMULATIVE REDUNDANCY (DEFICIENCY)	(761)	79	2,161	2,710	2,251	1,704	1,325	881	544	289
CUMULATIVE PAID LOSSES, NET OF REINSURANCE RECOVERIES, AS OF:
One year later	$1,985	$2,008	$3,437	$3,188	$3,207	$3,436	$3,028	$3,256	$3,366	$3,403
Two years later	2,867	3,884	5,759	5,620	5,673	5,848	5,530	5,581	5,870
Three years later	4,380	5,181	7,590	7,528	7,471	7,860	7,283	7,451
Four years later	5,286	6,392	8,936	8,787	8,941	9,229	8,757
Five years later	6,225	7,386	9,882	9,763	9,896	10,290
Six years later	7,002	8,098	10,636	10,463	10,689
Seven years later	7,591	8,690	11,139	11,069
Eight years later	8,106	9,115	11,602
Nine years later	8,463	9,457
Ten years later	8,751

Analysis of P&C Losses and Loss Expenses Reserve Development Gross of Reinsurance Recoverables
(U.S. dollars in millions)	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
ESTIMATED GROSS LIABILITY FOR UNPAID LOSSES AND LOSS EXPENSES	$16,553	$19,616	$23,598	$22,895	$22,857	$21,650	$20,824	$20,532	$20,614	$20,484	$20,481
LIABILITY RE-ESTIMATED AS OF:
One year later	18,189	19,987	23,209	22,458	21,803	21,348	20,509	20,258	20,200	20,166
Two years later	18,520	19,533	22,937	21,337	21,445	21,094	19,982	19,870	19,894
Three years later	18,324	19,525	22,139	21,057	21,305	20,605	19,689	19,540
Four years later	18,362	19,153	21,992	20,787	20,853	20,244	19,361
Five years later	18,236	19,099	21,835	20,350	20,509	19,880
Six years later	18,328	19,050	21,426	20,117	20,170
Seven years later	18,321	18,766	21,186	19,823
Eight years later	18,083	18,605	21,007
Nine years later	17,895	18,529
Ten years later	17,864
CUMULATIVE REDUNDANCY (DEFICIENCY)	(1,311)	1,087	2,591	3,072	2,687	1,770	1,463	992	720	318

The following table presents an analysis of our paid, unpaid and incurred losses and loss expenses and a reconciliation of beginning and ending unpaid losses and loss expenses for the years indicated.

Year ended December 31, (U.S. dollars in thousands)	2013	2012	2011
Unpaid losses and loss expenses at the beginning of the year	$20,484,121	$20,613,901	$20,531,607
Unpaid losses and loss expenses recoverable	3,361,703	3,629,940	3,649,290
Net unpaid losses and loss expenses at the beginning of the year	$17,122,418	$16,983,961	$16,882,317
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	4,021,353	4,081,376	4,363,258
Prior years	(289,889)	(315,894)	(284,867)
Total net incurred losses and loss expenses	$3,731,464	$3,765,482	$4,078,391
Exchange rate effects	40,587	156,217	(130,545)
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	425,254	416,844	589,870
Prior years	3,402,885	3,366,398	3,256,332
Total net paid losses	$3,828,139	$3,783,242	$3,846,202
Net unpaid losses and loss expenses at the end of the year	17,066,330	17,122,418	16,983,961
Unpaid losses and loss expenses recoverable	3,414,735	3,361,703	3,629,940
Unpaid losses and loss expenses at the end of the year	$20,481,065	$20,484,121	$20,613,901
Our net unpaid losses and loss expenses relating to our operating segments at December 31, 2013 and 2012 were as follows:

(U.S. dollars in thousands)	2013	2012
Insurance	$11,512,569	$11,384,854
Reinsurance	5,553,761	5,737,564
Net unpaid losses and loss expenses	$17,066,330	$17,122,418
Current year net losses incurred
Current year net losses incurred decreased by $60.0 million in 2013 as compared to 2012. This was mainly due to lower losses from natural catastrophes as compared to 2012. Accordingly, the current year loss ratio excluding prior year development decreased by 3.9 loss percentage points as compared to 2012. In addition, the current year loss ratio excluding natural catastrophes improved in both the Insurance and Reinsurance segments due to the impact of underwriting actions including improved business mix, partially offset by a higher level of large non-natural catastrophe property losses in the Insurance segment in 2013 as compared to 2012.
Current year net losses incurred decreased by $281.9 million in 2012 as compared to 2011. This was mainly due to lower losses from natural catastrophes as compared to 2011. Accordingly, the current year loss ratio excluding prior year development decreased by 11.1 loss percentage points as compared to 2011. In addition, the current year loss ratio excluding natural catastrophes improved in both the Insurance and Reinsurance segments due to lower large property risk losses, as well as business mix changes and other underwriting improvements.
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

Gross (U.S. dollars in thousands)	2013	2012	2011
Unpaid losses and loss expenses at January 1	$20,484,121	$20,613,901	$20,531,607
Gross (favorable) adverse development of those reserves during the year	(317,753)	(413,764)	(273,444)
Unpaid losses and loss expenses reserves re-estimated at December 31	$20,166,368	$20,200,137	$20,258,163
Net (U.S. dollars in thousands)
Unpaid losses and loss expenses at January 1	$17,122,418	$16,983,961	$16,882,317
Net (favorable) adverse development of those reserves during the year	(289,889)	(315,894)	(284,867)
Unpaid losses and loss expenses reserves re-estimated at December 31	$16,832,529	$16,668,067	$16,597,450

As different reinsurance programs cover different underwriting years, contracts and lines of business, net and gross loss experience do not develop proportionately. In 2013 gross favorable prior year development was broadly in line with net favorable prior year development in total.
In 2012, gross prior year favorable development exceeded net prior year favorable development in the Insurance segment due primarily to a significant reduction in a single large event in the International energy book that was heavily ceded.
In 2011, gross prior year favorable development was in line with net prior year favorable development in total. However, during 2011, the Insurance segment experienced favorable net prior year development of $76.5 million compared to adverse gross prior year development of $23.1 million. The difference between net and gross development was driven primarily by adverse development related to large excess casualty claims associated with the Deepwater Horizon event in the 2010 accident year totaling $135.6 million on a gross basis, while the net impact was $33.4 million due to the offsetting impact of reinsurance protections. In addition, $150.0 million gross and $65.0 million net excess casualty IBNR reserves were reallocated to the 2010 accident year in respect of Deepwater Horizon exposures. These IBNR movements were entirely offset by reserve reductions in older accident years. This activity largely explains the difference between the gross and net prior year development for the Insurance segment in 2011.
The following table presents the gross and net (favorable) adverse prior year loss development of our loss and loss expense reserves by operating segment for each of the years indicated:

Gross: (U.S. dollars in thousands)	2013	2012	2011
Insurance	$(132,825)	$(247,232)	$23,125
Reinsurance	(184,928)	(166,532)	(296,569)
Total	$(317,753)	$(413,764)	$(273,444)
Net:
Insurance	$(102,039)	$(140,066)	$(76,516)
Reinsurance	(187,850)	(175,828)	(208,351)
Total	$(289,889)	$(315,894)	$(284,867)

We had net favorable prior year reserve development in property and casualty operations of $289.9 million, $315.9 million and $284.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. See the Income Statement Analysis at Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 10, “Losses and Loss Expenses,” to the Consolidated Financial Statements included herein, for further information regarding the developments in prior year loss reserve estimates for each of the years indicated within each of our operating segments.
Net loss reserves (disposed) acquired
We did not dispose of or acquire net loss reserves in the years ended December 31, 2013, 2012 and 2011.

Exchange rate effects
Exchange rate effects on net loss reserves in each of the three years ended December 31, 2013, 2012 and 2011 related to our global operations primarily where reporting units have a functional currency that is not the U.S. dollar. Movements in the U.S. dollar gave rise to translation and revaluation exchange movements related to carried loss reserve balances of $40.6 million, $156.2 million and $(130.5) million in the years ended December 31, 2013, 2012 and 2011, respectively.
Net paid losses
Total net paid losses were $3.8 billion in each of the years ended December 31, 2013, 2012 and 2011. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information.
Other loss related information
Our net incurred losses and loss expenses include actual and estimates of potential non-recoveries from reinsurers. At December 31, 2013 and 2012, the reserve for potential non-recoveries from reinsurers was $85.5 million and $107.9 million, respectively. For further information, see Note 9, “Reinsurance,” to the Consolidated Financial Statements included herein.
Except for certain workers’ compensation (including long term disability) liabilities and certain bodily injury liability claims, emanating from U.K. exposures, predominantly from the U.K. motor liability portfolio, we do not discount our unpaid losses and loss expenses.
We utilize tabular reserving for workers’ compensation (including long-term disability) unpaid losses that are considered fixed and determinable, and discount such losses using an interest rate of 5% in 2013 and 2012. The interest rate approximates the average yield to maturity on specific fixed income investments that support these liabilities. The tabular reserving methodology results in applying uniform and consistent criteria for establishing expected future indemnity and medical payments (including an explicit factor for medical inflation) and the use of mortality tables to determine expected payment periods. Tabular unpaid losses and loss expenses, net of reinsurance, as of December 31, 2013 and 2012 on an undiscounted basis were $609.1 million and $645.2 million, respectively. The related discounted unpaid losses and loss expenses were $331.5 million and $343.0 million as of December 31, 2013 and 2012, respectively.
We record a specific reserve allowance for Periodical Payment Orders (“PPO”) related to bodily injury liability claims. This allowance includes the unpaid losses for claims already settled and notified as PPO as of December 31, 2013, as well as the unpaid losses for claims to be settled in the future. The future care element of the unpaid losses was discounted using an interest rate of 1.5% at both December 31, 2013 and 2012. Unpaid losses and loss expenses, net of reinsurance, as of December 31, 2013 and 2012 on an undiscounted basis were $262.0 million and $240.0 million, respectively. After discounting the future care element the unpaid losses and loss expenses were $165.7 million and $148.6 million as of December 31, 2013 and 2012, respectively. The increase in net undiscounted unpaid losses and loss expenses between December 31, 2012 and December 31, 2013 was mainly due to foreign exchange rate movements.
Investments
Investment structure and strategy
Our investment operations are managed centrally by our Investment Group. The Risk and Finance Committee (the “RFC”) of the Board of Directors of XL-Ireland approves overall investment policy and guidelines, and reviews the implementation of the investment strategies on a regular basis.
Strategic Asset Allocation
The investment strategy for the investment portfolio is based on the strategic asset allocation (“SAA”) process, which establishes a benchmark for the aggregate investment portfolio supporting P&C investment operations and a separate benchmark for the aggregate investment portfolio supporting Life operations. These two benchmarks (“SAA Benchmarks”) are constructed to maximize company value subject to risk tolerance of management and various constraints, e.g., liability profile, local regulatory requirements, business needs, collateral management and insurance regulation. This process involves an integrated and stochastic model that includes our financial condition, reserve volatility and loss payout patterns, premium expense and loss ratio projections and correlations among assets, liabilities and economic variables such as inflation.
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
Investment Portfolio Structure
Our investment portfolio consists of fixed income securities, equities, alternative investments, private investments, derivatives and other investments and cash and cash equivalents. These securities and investments are denominated in U.S. dollar, U.K. sterling, Euro, Swiss franc, Canadian dollar and other foreign currencies.
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
As of December 31, 2013 and 2012, total investments, cash and cash equivalents, accrued investment income, and net receivable (payable) for investments sold (purchased), were approximately $36.6 billion and $36.9 billion, respectively.
Functionally, our investment portfolio is divided into two principal components:
1) P&C investment portfolio: The principal objective of the P&C investment portfolio, which is the larger component of the portfolio, is to support our insurance and reinsurance operations, the liabilities of which have some uncertainty as to timing and/or amount. In addition, a smaller portion of the P&C investment portfolio supports corporate operations as well as run-off financial lines business, in which the liabilities have a greater level of certainty and much longer durations than typical P&C business.
The investment strategy for the P&C investment portfolio is based on the SAA process and the portfolio is actively managed relative to the SAA Benchmark within the context of various constraints and Authority Framework discussed above. The primary performance objective is for the total return of the P&C portfolio to at least match the return of the SAA Benchmark, with expectations for excess returns above the SAA Benchmark within the parameters of our constraints. The second performance objective is capital preservation through managing the risk profile of the investment portfolio within management’s risk tolerance. The third performance objective is achieving the budget for net investment income.
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
The primary performance objective for the investments supporting the asset annuity transactions is to achieve a steady credit-adjusted book yield on the Life operations investment portfolio in order to maximize the embedded value and minimize statutory capital needs (owing to unique technical requirements of the statutory capital model). For the investments supporting the other portions of the Life operations investment portfolio, which do not have this unique capital model, the performance objective is for the constrained total return to at least match the total return of the SAA Benchmark, similar to that used in the P&C investment portfolio.
Use of Alternative Investment Strategies
We have been an active investor in alternative asset classes-principally hedge fund strategies and to lesser extents, private equity, private credit and real asset strategies – for over fifteen years. We believe alternative strategies have an important role to play in both our strategic asset allocation and as tactical deployments when compelling market opportunities arise. Most of our investments in alternative funds are sourced directly by teams within the Investment Group, who perform the initial screening and due diligence as well as the ongoing monitoring of such fund investments. Occasionally, we may work with third-party allocators who have a particular expertise in a sub-sector of alternative strategies to gain exposure to that subsector – typically via a customized portfolio of fund allocations.
Depending upon our level of ownership of each individual fund investment, we account for a portion of the portfolio in each alternative asset class as “investment fund affiliates” in accordance with the equity method and the remainder of the portfolio at estimated fair value, with changes in fair value recorded through AOCI. We manage each allocation to an alternative asset class as a single portfolio of fund investments irrespective of how the individual fund investments are accounted for. All of our alternative fund investments reside in our P&C investment portfolio.
In conjunction with our investing activities in alternative asset classes, we have been making investments in the operating companies of alternative investment managers since the late 1990s. Typically, we combine investment allocations to alternative funds advised by our affiliates with working capital investments into the management companies to acquire minority equity interests in the managers. We recognize equity earnings in investment manager affiliates on our share of the current earnings of these companies (recorded on a one quarter lagged basis) and on our share of sales proceeds from partial or full sale transactions of such affiliate companies.
Implementation of investment strategy
Although our management within the Investment Group is responsible for implementation of the investment strategy, the day-to-day management of our investment portfolio is outsourced to investment management service providers in accordance with detailed investment guidelines provided and monitored by us. This approach gives us access to top investment talent with specialized skills across a broad range of investment products and provides flexibility to actively manage the structure of the portfolio as dictated by our business needs. Investment management service providers are selected directly on the basis of various criteria including investment style, track record, performance, risk management capabilities, internal controls, operational risk management and diversification implications. The vast majority of our investment portfolio is managed by large, well-established asset management institutions, while a small portion of the portfolio is managed by asset management specialist firms or boutiques. Each investment management service provider may manage one or more portfolios, each of which is generally governed by a detailed set of investment guidelines, including overall objectives, risk limits (where appropriate) and diversification requirements that fall within our overall investment policies and guidelines, including but not limited to exposures to eligible securities, prohibited investments/transactions, credit quality and general concentration limits. The Investment Group has a surveillance program to manage the aggregation of individual manager portfolios relative to the SAA Benchmarks and Authorities Framework.
Investment performance
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investment Performance,” for discussion of our investment performance.
Investment portfolio credit ratings, duration and maturity profile
It is our policy to operate the combined P&C and Life (“aggregate”) fixed income portfolio with a minimum weighted average credit rating of Aa3/AA-. See Item 1A, “Risk Factors,” for a discussion on ratings downgrades. The aggregate credit rating is determined based on the weighted average rating of securities, where the average credit rating, where available, from Standard & Poor’s (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”) is allocated to each security. The weighted average credit rating of the aggregate fixed income portfolio was Aa3/AA- and Aa2/AA as of December 31, 2013 and 2012. U.S. agencies and Agency RMBS paper, whether with implicit or explicit government support, reflect the credit quality rating of the U.S. government for the purpose of these calculations.
We did not have an aggregate direct investment in a single corporate issuer in excess of 5% of shareholders’ equity as of December 31, 2013 or 2012. Corporate issuers represent our direct exposure to fixed maturities and short-term investments of the parent issuer and its subsidiaries. These exposures exclude asset and mortgage-backed securities that were issued, sponsored or serviced by the parent and government-guaranteed issues, but do include covered bonds. Covered Bonds that are included are senior secured debt instruments issued by financial institutions and backed by over-collateralized pools of public sector or mortgage loans ("Covered Bonds").
The overall duration and currency denomination of the aggregate fixed income portfolio is managed relative to the respective SAA Benchmarks for the P&C and Life operations investment portfolios, both of which incorporate matching currency, and duration within a range, relative to liabilities. Duration is an indicator of the sensitivity of the price of a bond (or a portfolio of bonds) to changes in interest rates, reflecting the percentage change in price for a 100 basis point change in all global yield curves. Management believes that the duration of the aggregate fixed income portfolio is the best single measure of interest rate risk for the aggregate fixed income portfolio.

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
Our enterprise risk management (“ERM”) initiatives are led by the Chief Enterprise Risk Officer (“CERO”), who is a member of our leadership team, and who reports to our Chief Executive Officer. The CERO also acts as a liaison between our Enterprise Risk Committee (“ERC,” as discussed below) and the XL-Ireland Board (or its committees), with respect to risk matters. All of our employees are expected to assist in the appropriate and timely identification and management of risks and to enhance the quality and effectiveness of ERM.
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
Risk Governance
Risk governance relates to the processes by which oversight and decision-making authorities with respect to risks are granted to individuals within the enterprise. Our governance framework establishes accountabilities for tasks and outcomes as well as escalation criteria. Governance processes are designed to ensure that transactions and activities, individually and in the aggregate, are carried out in accordance with our risk policies, philosophies, appetites, limits and risk concentrations, and in a manner consistent with expectations of excellence, of integrity, accountability and client service.
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

•	Liability Risk Subcommittee: This subcommittee supports and assists the ERC’s identification, measurement, management, monitoring and reporting of key underwriting liability and emerging risks.

•
Asset Risk Subcommittee: This subcommittee assists the ERC in its responsibilities in relation to governance and oversight of asset-related risks across the Company, including the investment portfolio. Among its activities are (a) involvement in policy decisions on modeling and quantification of risk measurements; and (b) providing an interpretation and assessment of asset-related risks, with a particular focus on market-related risks. Further, the subcommittee is responsible for coordinating on a regular basis with the Credit Risk Subcommittee of the ERC on asset-related credit risks.

•
Credit Risk Subcommittee: This subcommittee develops and implements the metrics and supporting framework for allocation of credit risk capacity across major business units and functions, including the amount and types of credit exposure.

•
Operational Risk Subcommittee: This subcommittee supports the ERC’s identification, measurement, management and oversight of key operational risks through its oversight of key operational risk management processes and through its review of related operational risk indicators, trends and metrics.

In addition to the above, risk management subcommittees within certain of our segments and businesses function to ensure that risk is managed in accordance with the risk limits, guidelines and tolerances that we have allocated to them.
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
In relation to event risk management, we establish net underwriting limits for individual large events as follows:

1.
We impose limits for each natural catastrophe peril region at a 1% tail value at risk (“TVaR”) probability. This statistic indicates the average amount of net loss expected to be incurred if a loss above the 1% exceedance probability level has occurred.

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

For planning purposes and to calibrate 2014 risk tolerances, we set our underwriting limits as a percent of September 30, 2013 Adjusted Tangible Shareholders’ Equity (“Adjusted Tangible Shareholders’ Equity”). Adjusted Tangible Shareholders’

Equity is defined as Total Shareholders’ Equity less (i) Goodwill and Other Intangible Assets and less (ii) Accumulated Other Comprehensive Income. These limits may be recalibrated, from time to time, to reflect material changes in Total Shareholders’ Equity that may occur after September 30, 2013, at the discretion of management and as overseen by the Board.
Tiered risk tolerances are set for natural catastrophes, terrorism, other realistic disaster scenarios, country risk, longevity risk and pandemic risk. In setting our risk tolerances we consider such factors as:

•	Anticipated risk adjusted returns;

•	Strategic risk preferences;

•	Relativity to peers;

•	Shareholder expectations;

•	Robustness of exposure assessment methodology; and

•	Projected enterprise loss potential.
Per event 1% TVaR underwriting limits for North Atlantic Windstorm are set at a level not to exceed approximately 22% of Adjusted Tangible Shareholders’ Equity. Per event 1% TVaR underwriting limits for North American Earthquake are set at a level not to exceed approximately 20% of Adjusted Tangible Shareholders’ Equity. Per event 1% TVaR underwriting limits for all other natural catastrophe peril regions are set below the per event 1% TVaR limits described above.
The largest of the per event 1% exceedance probability underwriting limits for terrorism and other realistic disaster scenarios are set at a level not to exceed approximately 13.5% of Adjusted Tangible Shareholders’ Equity; limits at the per event 1% exceedance probability for the remaining terrorism and realistic disaster scenarios are set below this level.
The largest of the per event 1% exceedance probability underwriting limits for country risk are set at a level not to exceed approximately 6% of Adjusted Tangible Shareholders’ Equity.
The largest of the per event 1% exceedance probability underwriting limits for longevity risk and pandemic risk are set at a level not to exceed approximately 7.5% of Adjusted Tangible Shareholders’ Equity.
The largest of the per event 0.4% exceedance probability underwriting limits for certain terrorism events are set at a level not to exceed approximately 18% of Adjusted Tangible Shareholders’ Equity; limits at the per event 0.4% exceedance probability for the remaining terrorism event scenarios are set below this level.
The largest of the per event 0.4% exceedance probability underwriting limits for longevity risk and pandemic risk are set at a level not to exceed approximately 10% of Adjusted Tangible Shareholders’ Equity.
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
Loss exposure estimates for all event risks are derived from a combination of commercially available and internally developed models together with the judgment of management, as overseen by the XL-Ireland Board. Actual incurred losses may vary materially from our estimates. Factors that can cause a deviation between estimated and actual incurred losses may include:

•	Inaccurate assumptions of event frequency and severity;

•	Inaccurate or incomplete data;

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
For the above and other reasons, the incidence, timing and severity of catastrophes and other event types are inherently unpredictable and it is difficult to estimate the amount of loss any given occurrence will generate. As a consequence, there is material uncertainty around our ability to measure exposures associated with individual events and combinations of events. This uncertainty can cause actual exposures and losses to deviate from those amounts estimated, which in turn can create a material adverse effect on our financial condition and results of operations and may result in substantial liquidation of investments, possibly at a loss, and outflows of cash as losses are paid. For this reason, we carry capital in addition to that required by the specific limits described even if it is in excess of rating agency and regulatory required capital.
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
In addition, our ERM processes complement our overall internal control framework by helping to manage an organization of our size and the variety of our businesses, investment activities and geographical reach. However, internal controls and ERM can provide only reasonable, not absolute, assurance that control objectives will be met. As a result, the possibility of material financial loss remains in spite of our ERM activities. An investor should carefully consider the risks and all information set forth in this report including the discussion included in Item 1A, “Risk Factors,” Item 7A, “Quantitative and Qualitative Disclosure About Market Risk,” and Item 8, “Financial Statements and Supplementary Data.”
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
In addition, XL-Ireland, our ultimate holding company, is domiciled in Ireland. Although XL-Ireland is not an Irish regulated operating entity, the Central Bank of Ireland ("CBI") has informed us that it will be our group supervisor under Solvency II. Adopted by the European Parliament in April 2009, Solvency II is a European Union ("E.U.") directive covering the capital adequacy and risk management of, and regulatory reporting for, European-based (re)insurers. The Omnibus II directive, which was agreed to by the European Commission, the European Parliament and the Council of Ministers, sets a Solvency II implementation date of January 1, 2016. The CBI and Prudential Regulation Authority (“PRA”) have issued proposed interim reporting guidelines on applying the European Insurance and Occupational Pensions Authority (“EIOPA”) guidelines for authorized firms to ensure their eventual readiness for Solvency II.
As an Irish public company, XL-Ireland is subject to reporting requirements and certain restrictions under Irish company law. See “Management’s Discussion & Analysis of Financial Condition—Holding Company Liquidity” and Item 8, Note 23, “Statutory Financial Data,” to the Consolidated Financial Statements included herein.
Ireland
Our Irish regulated operating subsidiary, XL Re Europe SE, is subject to the regulatory framework established by the CBI. It is required to, among other matters:

•	maintain an adequate solvency margin and guarantee fund;

•	submit quarterly and annual regulatory returns as well as ad hoc reporting of certain material transactions; and

•	obtain regulatory pre-approval of certain transactions, such as payment of dividends or acquisitions and disposals of the ownership/voting rights of (re)insurance companies.
The CBI has minimum competency and fitness and probity requirements that seek to ensure that regulated entities are run, in its view, by those with appropriate professional qualifications or experience, with regulatory pre-approval required for certain key roles. The CBI’s code of corporate governance includes prescriptive rules regarding board role and composition, the establishment and operation of board sub-committees and the approval of risk appetites and the monitoring and reporting of risks. In addition, the CBI has broad supervisory and administrative powers over capital and surplus requirements and the declaration, and payment, of dividends or other distributions. Our Irish operating subsidiary is required to seek prior approval from the CBI to reduce its share capital or to pay dividends.
United Kingdom
Our U.K. regulated operating subsidiaries are regulated by the PRA and the Financial Conduct Authority (“FCA”). The PRA’s Handbook of Rules and Guidance covers all aspects of regulation including capital adequacy, financial and non-financial reporting, payment of dividends and certain other activities of U.K. regulated firms. The PRA’s Approved Persons regime also subjects certain of our employees and directors to PRA regulation regarding their “fitness”. The FCA aims to ensure that the financial services markets function well with three operational objectives, namely, to secure an appropriate degree of protection for consumers, to protect and enhance the integrity of the UK financial system and to promote effective competition in the interests of consumers. Our Lloyd’s managing agency, its managed syndicate and its associated corporate capital vehicle are subject to additional Lloyd’s requirements.
Other European Union
Our network of offices in the European Union consists mainly of branches of Irish, U.K. and Bermuda companies and these offices are principally regulated under applicable legislation or directives from their home jurisdictions.
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

While (re)insurers are not required to maintain their statutory capital and surplus at this level, the TCL acts as an early warning tool for the BMA and failure to maintain statutory capital at least equal to TCL will likely result in increased BMA regulatory oversight. Our Bermuda regulated (re)insurers use the BSCR model to calculate their solvency requirements. The implementation of the ECR for Bermuda regulated long-term (re)insurers will be phased in over a three-year period whereby the applicable ECR for the financial year ending 2013 shall be 50% of the amount determined by the BSCR or an approved internal capital model.
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
The BMA introduced amendments to the Bermuda Act to create a new class of special purpose insurer (“SPI”) specifically to write sophisticated, fully-funded insurance and reinsurance transactions. SPIs are required to file with the BMA annual statutory financial statements but are not required to file an annual loss reserve specialist opinion. The BMA has the discretion to modify such SPI’s accounting requirements under the Bermuda Act.

Bermuda (re)insurers are required to comply with the BMA's Insurance Code of Conduct which establishes duties, requirements and standards to be complied with to ensure each (re)insurer implements sound corporate governance, risk management and internal controls. Non-compliance with the BMA’s Insurance Code of Conduct could result in intervention by the BMA.
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
Currently, our U.S. regulated operating subsidiaries are required to file detailed annual and, in most states, quarterly reports with state insurance regulators in each of the states in which they are licensed or accredited. In addition, these subsidiaries’ operations and accounts are subject to financial condition and market conduct examination at regular intervals by state regulators. The most recent financial condition examination for our seven U.S. property/casualty insurance and reinsurance subsidiaries was completed in June of 2012 and covered the five-year period ended December 31, 2010. The reports issued by the three states of domicile at the time of the examination (New York, Delaware and North Dakota) concluded that all findings from the prior examination had been effectively addressed, and no new findings were reported. Effective July 1, 2013, Indian Harbor Insurance Company, an eligible surplus lines insurer, was re-domiciled from North Dakota to Delaware. XL Life Insurance and Annuity Company, an Illinois-domiciled life insurer, is currently undergoing a financial conduct examination for the five-year period ended December 31, 2012.

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
While the U.S. federal government currently does not directly regulate the insurance business in the U.S. (other than for flood, nuclear and reinsurance of losses from terrorism), federal legislation and administrative policies can affect the insurance industry. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) was passed into law. Dodd-Frank requires the creation of a Federal Insurance Office within the Treasury Department that will be focused on national coordination of the insurance sector, systemic risk mitigation and international regulatory cooperation. Although the Federal Insurance Office currently does not directly regulate the insurance industry, under Dodd-Frank it has the power to preempt state insurance regulations that are inconsistent with international agreements regarding insurance regulation, subject to certain exceptions. On December 14, 2013, the Federal Insurance Office submitted a report to Congress as required under Dodd-Frank on improving U.S. insurance regulation. The report raises concerns about states' regulation of multi-state insurers and proposes that insurers need to be supervised on a consolidated basis at the federal level, which would improve uniformity, efficiency and consistency, and would result in uniform supervision of insurance firms with national and global activities. As the Federal Insurance Office does not have regulatory authority, the recommendations in its report could be viewed as advisory in nature. Most suggestions for U.S. federal standards and involvement in insurance regulation would require U.S. Congressional action. Whether the recommendations will be implemented, altered considerably, or delayed for an extended period is uncertain.
Other International Operations
We have a number of regulated operating subsidiaries outside of the European Union, Bermuda and the United States. The degree of regulation in foreign jurisdictions can vary and licenses issued by foreign authorities are subject to modification or revocation for cause by such authorities. Our subsidiaries could be prevented, for cause, from conducting business in certain of the jurisdictions where they currently operate. While most countries impose licensing, solvency, auditing and financial reporting requirements, the type and extent of the requirements differ substantially. Key areas where country regulations may differ include: (i) the type of financial reports to be filed; (ii) a requirement to use local intermediaries; (iii) the amount of reinsurance permissible; (iv) the scope of any regulation of policy forms and rates; and (v) the type and frequency of regulatory examinations.
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
Switzerland
Supervision of our Swiss regulated operating subsidiaries is carried out by the Federal Financial Market Supervisory Authority (“FINMA”). The supervisory regime currently comprises both Solvency I requirements and Solvency II type requirements (“Swiss Solvency Test”), the latter of which impose higher capital requirements. Furthermore, direct insurers and insurance branches of foreign legal entities operating in Switzerland have to comply with “tied assets” requirements. Reinsurance branches of foreign legal entities are exempt from supervision by FINMA and are supervised by the country in which they are domiciled.
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

Latin America
We have both insurance and reinsurance operations in the Latin American region, with local companies writing business in Brazil and Mexico and representative offices in Argentina and Colombia. Other than the Colombia representative office and a services branch in Mexico, all the legal entities in the region are subsidiaries. In regions other than Brazil and Mexico, we act as a foreign reinsurer. Nearly all regulators in the Latin America region require foreign reinsurers to be registered or licensed to accept reinsurance business.
The extent of regulation in the region varies significantly in the countries in which we conduct business. Typically, each country has regulations relating to solvency, auditing, internal controls and financial reporting, but the type and extent of the requirements differs substantially. Other regulations in the region that impact our operations but are not specific to insurance or reinsurance include those relating to foreign currency exchange control, data protection legislation, anti-money laundering and other financial crimes and sanctions.
China
Our Chinese regulated operating subsidiary is regulated by the China Insurance Regulatory Commission (the “CIRC”) under the People’s Republic of China Insurance Law. CIRC’s regulatory regime includes requirements relating to licensing, capital, solvency, reserves, reinsurance, transactions between affiliates, approval and filing of policy wordings and rates, corporate governance, disclosure and periodic reporting. To carry on (re)insurance business in a foreign currency, the subsidiary is also subject to licensing and foreign currency exchange control by the State Administration of Foreign Exchange.
Employees
At December 31, 2013, we had 4,291 employees. At that date, 143 of our employees were represented by workers’ councils and 454 of our employees were subject to industry-wide collective bargaining agreements in several countries outside the United States.
Available Information
The public can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The address of the SEC’s website is http://www.sec.gov.
Our website address is http://www.xlgroup.com. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K or any other of our documents filed with or furnished to the SEC.
We make available free of charge, including through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Upon written or oral request, we will promptly deliver, without charge, to any shareholder a copy of the Annual Report on Form 10-K. Requests for copies should be submitted to the Company Secretary at XL Group, 100 Washington Blvd., 6th Floor, Stamford, CT 06902 or (203) 964-5500.
We have adopted Corporate Governance Guidelines, written charters for each of the Audit Committee, the Management Development and Compensation Committee, the Nominating, Governance and External Affairs Committee and the Risk and Finance Committee, as well as a Code of Conduct and a related Compliance Program. Each of these documents is posted on our website at http://www.xlgroup.com, and each is available in print to any shareholder who requests it by writing to us at Investor Relations Department, XL Group plc, 100 Washington Boulevard, Stamford, CT 06902, United States of America.
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
We have substantial exposure to losses resulting from natural and man-made disasters and other catastrophic events. Catastrophes can be caused by various events, including hurricanes, earthquakes, floods, hailstorms, explosions, severe weather, tsunamis, fires, war and acts of terrorism. Changing climate conditions may add to the unpredictability and frequency of natural disasters in certain parts of the world and create additional uncertainty as to future trends and exposures. The incidence and severity of catastrophes are inherently unpredictable, and it is difficult to predict the timing of such events with statistical certainty or estimate the amount of loss any given occurrence will generate.
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
A downgrade below “A-” of our principal insurance and reinsurance subsidiaries by either S&P or A.M. Best Company (“A.M. Best”), which is three notches below the current S&P financial strength rating of “A+” (Stable) and two notches below the A.M. Best financial strength rating of “A” (Stable), may trigger termination provisions in a significant amount of our assumed reinsurance agreements and may potentially require us to return unearned premium to cedants. In addition, a material reduction in our shareholders’ equity may trigger termination provisions in a majority of our assumed reinsurance agreements. While the amount of reduction necessary to trigger such termination provisions varies from agreement to agreement, such provisions are generally triggered by a reduction in the range of 20 to 50 percent. Whether a client would exercise its termination rights after such a downgrade or decline in shareholders' equity would likely depend on, among other things, the reasons for the downgrade or decline, the extent of the downgrade or decline, prevailing market conditions, the degree of unexpired coverage, and the pricing and availability of replacement reinsurance coverage. Based on premium value, approximately 68% of our in force reinsurance contracts at January 1, 2014 contained provisions allowing clients to terminate those contracts upon a decline in our ratings to below “A-.”
In the event of such a downgrade, we cannot predict whether or how many of our clients would actually exercise such termination rights or the extent to which any such terminations would have a material adverse effect on our financial condition, results of operations, cash flows or future prospects or the market price for our securities. A downgrade could also result in both a substantial loss of business for us as ceding companies and brokers that place such business may move to other insurers and reinsurers with higher ratings and the loss of key employees. In addition, due to collateral posting requirements under our letter of credit and revolving credit facility agreements, such a downgrade may require the posting of cash collateral in support of certain “in use” portions of these facilities (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” included herein). Specifically, a downgrade below “A-” by A.M. Best would constitute an event of default under the Company’s two largest credit facilities and may trigger such collateral requirements. In certain limited instances, such downgrades may require us to return cash or assets to counterparties or to settle derivative and/or other transactions with the respective counterparties.
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
Global markets and economic conditions have been negatively impacted by the uncertainty relating to the level of sovereign debt of numerous E.U. member states, the ability of those countries to service their sovereign debt obligations and the stability of financial institutions operating within those E.U. member states. This uncertainty has resulted and could in the future result in volatile bond yields on the sovereign debt of E.U. member states and on other European-related corporate debt held within our investment portfolio and could have material adverse impacts on financial markets and economic conditions in the E.U. and throughout the world. In addition, continuing downgrades of sovereign debt could bring down the average credit rating quality of our investment portfolio.
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
Given the extent of our European operations, including that XL-Ireland is domiciled in Ireland, and our European investment holdings, clients and counterparties, persistent volatility in the European financial markets, or the failure of any significant European financial institution arising from the wider implications of the crisis, even if not an immediate counterparty to us, could have a material adverse impact on our business, investment portfolio, liquidity or financial performance. If the current Euro-zone sovereign debt crisis persists or worsens, it could lead to further political uncertainty, material changes to tax policies of Euro-zone countries, financial turmoil and social unrest, affecting the successful implementation of stability measures. Sovereigns, financial institutions and companies may become subject to liquidity shortages and be unable to obtain refinancings or new fundings, leading to an increased risk of a default on their existing debt, and measures to reduce debt levels and fiscal deficits could result in a further slowdown of or negative economic growth.
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
A number of our recent and planned business initiatives involve developing new products or expanding existing products in targeted markets. This includes the following efforts, from time to time, to protect or profitably grow market share:

▪	We may develop products that insure risks we have not previously insured or contain new coverage or coverage terms.

▪	We may refine our underwriting processes.

▪	We may seek to expand distribution channels.

▪	We may focus on geographic markets within or outside of the United States where we have had relatively little or no market share or operating history.

▪	We may engage in insurance-linked securities and other reinsurance capital markets transactions, either alone or with third party investors.
We may not be successful in introducing new products or expanding in targeted markets and, even if we are successful, these efforts may create enhanced risks. Among other risks:

▪	Demand for new products or in new markets may not meet our expectations.

▪
To the extent we are able to market new products or expand into new markets, our risk exposures may change, and the data and models we use to manage such exposures may not be as sophisticated as those we use in existing markets or with existing products. This, in turn, could lead to losses in excess of our expectations.

▪	Efforts to develop new products or markets have the potential to create or increase distribution channel conflict.

▪
In connection with the conversion of existing policyholders to a new product, some policyholders' pricing may increase, while the pricing for other policyholders may decrease, the net impact of which could negatively impact retention and margins.

▪	To develop new products or markets, we may encounter unanticipated operational issues or we may need to make substantial capital and operating expenditures, which may also negatively impact results.
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
Our operating results are affected by the performance of our investment portfolio. Our assets are invested by a number of investment management service providers under the direction of the Company’s management within the Investment Group in accordance, in general, with detailed investment guidelines set by us under the oversight of the RFC, and established in accordance with our SAA framework for our P&C and Life operations investment portfolios. Although our investment policies stress diversification of risks and conservation of principal and liquidity, our investments are subject to market-wide risks, as noted below, and fluctuations, as well as to risks inherent in particular securities. We are exposed to significant capital markets risks related to changes in interest rates, credit spreads and defaults, market liquidity, equity prices and foreign currency exchange rates. Our consolidated results of operations, financial condition or cash flows could be adversely affected by realized losses, impairments and changes in unrealized positions as a result of significant continued market volatility, changes in interest rates, changes in credit spreads and defaults, a lack of pricing transparency, a reduction in market liquidity, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. dollar occur, individually or together. Levels of write-down or impairment are impacted by our assessment of the intent to sell securities that have declined in value as well as actual losses as a result of defaults or deterioration in estimates of cash flows. We periodically review our investment portfolio structure and strategy. If, as a result of such review, we determine to reposition or realign portions of the investment portfolio and sell securities in an unrealized loss position, we will incur an other than temporary impairment charge. Any such charge may have a material adverse effect on our results of operations and business.
For the year ended December 31, 2013, we incurred realized and unrealized investment losses, as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included herein. We continue to closely monitor current market conditions and evaluate the long term impact of the market on all of our investment holdings. Depending on market conditions, we could incur additional realized and unrealized losses in future periods, which could have a material adverse effect on the Company’s results of operations, financial condition and business.
Our exposure to interest rate risk relates primarily to the market price and cash flow variability of fixed income instruments that are associated with changes in interest rates. Our investment portfolio contains interest rate sensitive instruments, such as fixed income securities, which have been and may continue to be adversely affected by changes in interest rates from central bank monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in interest rates would increase the net unrealized loss position of our investment portfolio, which would be offset by our ability to earn higher rates of return on funds reinvested over time. Conversely, a decline in interest rates would decrease the net unrealized loss position of our investment portfolio, which would be offset by lower rates of return on funds reinvested. We maintain a P&C investment portfolio with diversified maturities that has a weighted average duration that is determined in accordance with its SAA Benchmark based on a dynamic financial analysis of investment assets and liabilities, and that is intended to maximize the Company’s enterprise value subject to accounting, regulatory, capital and risk tolerances. The SAA Benchmarks and portfolios supporting our Life operations are rebalanced regularly to reflect an explicit asset-liability management process. However, for both the P&C and Life operations investment portfolios our estimates of the time and size of our estimated loss payment profile may be inaccurate and despite stochastic investment portfolio modeling, we may be forced to liquidate investments prior to maturity at a loss in order to cover liabilities. In sum, we are economically exposed to interest rate risk on our capital and to the extent that our investment portfolio maturities are a poor hedge of actual liability loss payments.
Our exposure to credit spread risk relates primarily to the market price associated with changes in prevailing market credit spreads and the impact on our holdings of spread products such as corporate and structured and credit-sensitive government-related securities. Approximately 2.6% of our aggregate fixed income portfolio consists of below investment-grade high yield fixed income securities. These securities have a higher degree of credit or default risk and a greater exposure to credit spread risk. Certain sectors within the investment and below investment grade fixed income market, such as structured and corporate credit, may be less liquid in times of economic weakness or market disruptions. Our procedures to monitor the credit risk and liquidity of our invested assets in general and those impacted by recent credit market issues specifically may not protect us during periods of economic weakness or periods of turmoil in capital markets from default losses in both our investment grade and below investment grade corporate and structured holdings. This may result in a material reduction of net income, capital and cash flows.

We invest a portion of our investment portfolio in common stock or equity-related securities, including alternative funds, private equity funds and other funds. The value of these assets fluctuates, due to changes in the equity and credit markets along with other factors. In times of economic weakness, the market value and liquidity of these assets may decline, and may impact net income, capital and cash flows. In addition, certain of the products offered by our Life operations offer fixed guaranteed returns while debt and equity yields may continue to decline. In addition, the amount of earnings from alternative funds, private investment funds and other funds are not earned evenly across the year, or even from year to year. As a result, the amount of earnings that we record from these investments may vary substantially from quarter to quarter. The timing of distributions from such private investment funds depends on particular events relating to the underlying investments. The ability of an alternative fund to satisfy any redemption request from its investors depends on the underlying liquidity of the alternative fund’s investments. As a result, earnings, distributions and redemptions from these two asset classes may be more difficult to predict, and, if such funds are unable to satisfy our redemption requests, our results of operations, financial condition and cash flows may be adversely impacted. As alternative funds, private investment funds and other funds are collective investment vehicles managed by third parties, we do not control the proceeds once we make our investments, thus subjecting us to a higher level of fraud risk than is the case with our fixed income and equity holdings.
A portion of our investment portfolio is comprised of securities of foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. These risks are likely to be more pronounced for investments in companies located in emerging markets.
Although the majority of our investments are U.S. dollar denominated, a portion of our investments are denominated in other currencies. In addition, many of our non-U.S. subsidiaries maintain both assets and liabilities in currencies different than their functional currency, which exposes us to changes in currency exchange rates.
The functional currencies of our principal insurance and reinsurance subsidiaries include the U.S. dollar, U.K. sterling, the Euro, the Swiss franc and the Canadian dollar. Exchange rate fluctuations of one currency relative to one or more other currencies may materially impact our financial position, results of operations and cash flows.
In addition, locally-required capital levels are invested in local currencies in order to satisfy regulatory requirements and to support local insurance operations regardless of currency fluctuations. Foreign exchange rate risk is reviewed as part of our risk management process and we utilize derivative instruments such as futures, options and foreign currency forward contracts to, among other things, manage our foreign currency exposure. It is possible that these instruments will not effectively mitigate all or a substantial portion of our foreign exchange rate risk, which could adversely impact the Company’s financial position, results of operations and cash flows.
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
The reported values of our relatively illiquid types of investments and, in certain circumstances, our high quality, generally liquid asset classes, do not necessarily reflect the lowest current market bid price for the asset. If we were forced to sell certain of our assets in the market, we may not be able to sell them for the prices at which we have recorded them and we may be forced to sell them at significantly lower prices, particularly at times of extreme market illiquidity. Any such sales could adversely impact the Company’s financial position.

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
Changes to industry practices of legal, judicial, social, political or other environmental conditions or disruptions that affect businesses' continuity and interdependencies (including supply chain dependencies) could cause unexpected issues related to claim and coverage as well as additional forms of loss experience to emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims, such as the effects that disruptions in the credit markets could have on the number and size of reported claims under directors and officers liability insurance (“D&O”) and professional liability insurance lines of business. In some instances, these changes may not become apparent until some time after we have issued the insurance or reinsurance contracts that are affected by the changes. Historically such claims and coverage issues have occurred at heightened levels during periods of very soft market conditions which often reflect an inflection point in the typical cycle of insurance industry market conditions. In addition, our actual losses may vary materially from our current estimate of the loss based on a number of factors, including receipt of additional information from insureds or brokers, the attribution of losses to coverages that had not previously been considered as exposed and inflation in repair costs due to additional demand for labor and materials. As a result, the full extent of liability under an insurance or reinsurance contract may not be known for many years after such contract is issued and a loss occurs.
Governmental and regulatory actions may impact the marketplace generally or us in particular.
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

Under the Dodd-Frank Act, the Financial Stability Oversight Council (“FSOC”) has issued rules establishing the process and criteria by which companies may be designated as nonbank systemically important financial institutions (“SIFIs”) subject to the examination, enforcement and supervisory authority of the FSOC. Similarly, the Financial Stability Board (“FSB”), consisting of representatives of national financial authorities of the G20 nations, has issued a series of frameworks and recommendations intended to produce significant changes in how financial companies, particularly global systemically important financial institutions (“G-SIFIs”), should be regulated. These frameworks and recommendations address issues such as financial group supervision, basic capital requirements and solvency standards, systemic economic risk, corporate governance including compensation, and a host of related issues associated with responses to the financial crisis. In addition, the FSB has directed the International Association of Insurance Supervisors (“IAIS”) to create standards relative to these areas for global systemically important insurers (“G-SIIs”) and incorporate them within that body’s Insurance Core Principles. IAIS is also in the process of developing comprehensive, group-wide supervisory and regulatory framework for internationally active insurance groups (“IAIGs”), whether or not they are identified as G-SIIs, which will include a quantitative capital standard. The IAIS itself will not be responsible for identifying IAIGs under this framework. Rather, it will set out the criteria and process that will be used by the supervisory colleges to identify IAIGs. While we do not expect that we will be designated as a SIFI, G-SIFI, G-SII or IAIG, certain of our competitors may be so designated, which may impact market behavior and/or access to capital.
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
In particular, the current sovereign debt crisis concerning European countries, including Greece, Italy, Ireland, Portugal and Spain, or European Periphery Nations, and related European financial restructuring efforts, may cause the value of the European currencies, including the Euro, to further deteriorate, which in turn could adversely impact Euro-denominated assets held in our investment portfolio or our European book of business. In addition, the European crisis is contributing to instability in global credit markets, as well as the widening of bond yield spreads. Rating agency downgrades on European sovereign debt and continuing concern about the potential default of government issuers or a possible break-up of the European Union has further contributed to this uncertainty. Should governments default on their obligations, there will be a negative impact on both our direct holdings, as well as on non-government issues and financials held within the country of default. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Balance Sheet Analysis–European Sovereign Debt Crisis” for an analysis of our fixed maturity portfolio’s exposure to European Periphery Nations.
Any such governmental actions or future regulatory initiatives may impact certain investment instruments in our investment portfolio, or our competitive position, business or financial position. If global economic and market conditions remain uncertain and volatile, or deteriorate further, we may experience material adverse impacts on our results of operations, financial condition and cash flows.
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
We are subject to a number of risks associated with the global nature of our business.
A material portion of our revenues is derived from our clients in Europe, North America and Bermuda. Weak demand or market disruption in these regions could have a material adverse impact on our results of operations. We have also continued to pursue opportunities in other countries, including in developing markets such as Asia, Africa and Latin America. Differing economic conditions and patterns of economic growth and contraction in the regions in which we operate could make it more difficult to accurately forecast product demand and effectively develop business, which could adversely affect our results of operations.
In conducting business in developing markets we are subject to a number of significant risks. These risks include restrictions such as price controls, capital controls, exchange controls, ownership limits and other restrictive governmental actions, which could have an adverse effect on our business and our reputation. The occurrence of one or more of these or other risks in one country may affect our operations in another country or countries. In addition, some countries, particularly developing economies, have laws and regulations that lack clarity and, even with local expertise and effective controls, it can be difficult to determine the exact requirements of the local laws. Failure to comply with local laws in a particular market could have a significant and negative effect not only on our business in that market but also on our reputation generally.
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
As holding companies, XL-Ireland and XL-Cayman have no operations of their own and their assets consist primarily of investments in subsidiaries. Accordingly, XL-Ireland and XL-Cayman rely on the availability of dividends and other permissible payments from subsidiaries to make principal and interest payments on debt, to pay operating expenses and ordinary and preferred shareholder dividends, to make capital investments in subsidiaries and to pay other obligations that may arise from time to time. The payment of dividends to us by our insurance and reinsurance subsidiaries is regulated under the laws of various countries, including Bermuda, the U.K., Ireland, Switzerland and in the other countries where we have regulated subsidiaries, by certain insurance statutes of various states in the United States in which our insurance and reinsurance subsidiaries are licensed to transact business and by the Society of Lloyd’s. For further information regarding regulatory restrictions governing the payment of dividends by the Company’s significant property and casualty subsidiaries in

Ireland, Bermuda and the U.S., see Item 8, Note 23, “Statutory Financial Data,” to the Consolidated Financial Statements, and Item 1, “Business – Regulation.”
XL-Ireland is subject to certain legal constraints that affect its ability to pay dividends on or redeem or buyback our ordinary shares. While XL-Ireland’s articles of association authorize its board of directors to declare and pay dividends as justified from the profits, under Irish law, XL-Ireland may only pay dividends or buyback or redeem shares using distributable reserves. On July 23, 2010, the Irish High Court approved XL-Ireland’s conversion of share premium to $5.0 billion of distributable reserves, subject to the completion of certain formalities under Irish Company law. These formalities were completed in early August 2010. As of December 31, 2013, XL-Ireland had $3.3 billion in distributable reserves. In addition, no dividend or distribution may be made unless the net assets of XL-Ireland are not less than the aggregate of its share capital plus undistributable reserves and the distribution does not reduce XL-Ireland’s net assets below such aggregate.
In addition, XL-Cayman is subject to certain constraints that affect its ability to pay dividends to XL-Ireland or to holders of its preferred shares. Under Cayman Islands law, XL-Cayman may not declare or pay a dividend if there are reasonable grounds for believing that XL-Cayman is, or would after the payment be, unable to pay its liabilities as they become due in the ordinary course of business. Also, the terms of XL-Cayman’s preferred shares prohibit declaring or paying dividends on the ordinary shares unless full dividends have been declared and paid on the outstanding preferred shares.
The ability to declare and pay dividends may also be restricted by financial covenants in our letters of credit and revolving credit facilities. We were in compliance with all covenants by significant margins at December 31, 2013, and currently remain in compliance.
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
System security risks, data protection breaches and cyber attacks could adversely affect our business and results of operations.
Our internal control and information technology and application systems may be vulnerable to threats from computer viruses, natural disasters, unauthorized access, cyber attacks and other similar disruptions. Experienced computer programmers and hackers may be able to penetrate our network’s system security measures and misappropriate or compromise confidential information, create system disruptions or cause shutdowns. In addition to our own confidential information, as a (re)insurer, we receive and are required to protect confidential information from clients and other third parties. To the extent any disruption or security breach results in a loss or damage to our data, or inappropriate disclosure of our confidential information or that of others, it could impact our operations, cause significant damage to our reputation, affect our relationships with our customers and clients, lead to claims against us, result in regulatory action and ultimately have a material adverse effect on our business or operations. In addition, we may be required to incur significant costs to mitigate the damage caused by any security breach, or to protect against future damage.
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
In recent years, the U.S. insurance regulatory framework has come under increased federal scrutiny. In July 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act requires many federal agencies to adopt new rules and regulations that will apply to the financial services industry and also calls for many studies regarding various industry practices. In particular, the Dodd-Frank Act created a Federal Insurance Office within the Treasury that is focused on national coordination of the insurance sector, systemic risk mitigation and international regulatory cooperation. Although the Federal Insurance Office currently does not directly regulate the insurance industry, under the Dodd-Frank Act it has the power to preempt state insurance regulations that are inconsistent with international agreements regarding insurance regulation, subject to certain exceptions. In December 2013 the Federal Insurance Office submitted a report to Congress as required under the Dodd-Frank Act on improving U.S. insurance regulation. The report presents that state regulation is often duplicative or inconsistent, that the multiplicity of jurisdictions makes state regulators more prone to capture, and that differences in standards between the states provide opportunities for arbitrage. The report also notes arguments about states’ constitutional limits in regulating multi-state insurers and asserts that insurers may engage in practices that can cause systemic risk, and thus insurers need to be supervised on a consolidated basis at the federal level. Whether these recommendations will be implemented, altered or delayed for an extended period is uncertain. While we have not yet been required to make material changes to our business or operations as a result of the Dodd-Frank Act, due to the complexity and broad scope of the Dodd-Frank Act and the time required for regulatory implementation, it is not certain what the scope of future rulemaking or interpretive guidance from the SEC, U.S. Commodity Futures Trading Commission or other regulatory agencies may be, and what impact this will have on our compliance costs, business, operations and profitability.
In addition, some state legislatures have considered or enacted laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the NAIC, which is the organization of insurance regulators from the 50 U.S. states, the District of Columbia and the four U.S. territories, as well as state insurance regulators, regularly reexamine existing laws and regulations. In one particular example, the NAIC’s Solvency Modernization Initiative (“SMI”) has created roadmaps (and continual updates thereto) outlining activities, issues and projects underway focused on five specific areas: Capital Requirements, Governance and Risk Management, Group Supervision, Statutory Accounting and Financial Reporting, and Reinsurance. It is expected that the NAIC will ultimately provide guidelines on all of these areas that will in turn trigger activity among insurers to implement compliant processes and platforms. Given the large and sweeping agenda the SMI covers, there remains uncertainty as to the impact this initiative will have on us.
In addition to these proposals and initiatives in the United States, new capital adequacy and risk management regulations, called Solvency II, will be implemented throughout the European Economic Area ("EEA") by January 1, 2016. The Central Bank of Ireland has informed us that it will be our group supervisor under Solvency II. See “Business – Regulation”. Regulations and legislation relating to capital adequacy and risk management are also in the process of being developed or implemented in other jurisdictions. There remains significant uncertainty as to the impact that these various regulations and legislation will have on us; however, such impact could include constraints on our ability to move capital between subsidiaries or require that additional capital be provided to subsidiaries in certain jurisdictions, which may impact our profitability.
Our Bermuda-based operating subsidiaries are subject to the BMA’s risk-based capital standards for (re)insurance companies, which impose required levels of statutory capital and surplus on our Bermuda-based operating standards. While our Bermuda-based operating subsidiaries currently have excess capital and surplus under these requirements, such requirements or similar regulations, in their current form or as may be amended in the future, may have a material adverse effect on our business, financial condition or results of operations.
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
Potential government intervention in our industry and instability in the marketplace for insurance products could hinder our flexibility and negatively affect the business opportunities that may be available to us in the market.
Government intervention and the possibility of future government intervention have created uncertainty in the insurance and reinsurance markets. Government regulators are generally concerned with the protection of policyholders to the exclusion of other constituencies, including shareholders of insurers and reinsurers. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, such proposals could adversely affect our business by, among other things:

▪	providing insurance and reinsurance capacity in markets and to consumers that we target, e.g., the creation or expansion of state or federal catastrophe funds such as those in Florida;

▪	requiring our participation in industry pools and guarantee associations;

▪	expanding the scope of coverage or altering the enforceability of deductibles under existing policies;

▪	regulating the terms of insurance and reinsurance policies;

▪	ordering the suspension of or otherwise altering the application of insurance laws or regulations; or

▪	disproportionately benefiting the companies of one country over those of another.
The insurance industry is also affected by political, judicial and legal developments that may create new and expanded theories of liability, which may result in unexpected claims frequency and severity and delays or cancelations of products and services by insureds, insurers and reinsurers which could adversely affect our business.
For further information regarding government regulation and/or intervention in response to the financial and credit crises, see risk factor entitled “Governmental and regulatory actions may impact the marketplace generally or us in particular” above.
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
When we acquire an entity, the excess of the purchase price over the net identifiable assets acquired is allocated to goodwill. We conduct impairment tests on our reported goodwill at least annually or more frequently if impairment indicators exist. In performing a goodwill impairment test, we use various methods and make various assumptions to determine the fair value of our reporting units, including the determination of expected future cash flows and/or profitability of such reporting units, and we take into account market value multiples and/or cash flows of entities that we deem to be comparable in nature, scope or size to our reporting units. However, expected future cash flows and/or profitability may be materially and negatively impacted as a result of, among other things, a decrease in renewal activity and new business opportunities, a decrease in retention of our underwriting teams, lower-than-expected yields and/or cash flows from our investment portfolio or higher-than-expected claims activity and incurred losses and general economic factors that impact the reporting unit. In addition, previously determined market value multiples and/or cash flows may no longer be relevant as a result of these potential factors. As a result of these potential changes, the estimated fair value of one or more of our reporting units may decrease, causing the carrying value of the net assets assigned to the reporting unit to exceed the fair value of such net assets. If we determine an impairment exists, we adjust the carrying value of goodwill to its implied fair value. The impairment charge is recorded in our income statement in the period in which the impairment is determined. If we are required in the future to record additional goodwill impairments, our financial condition and results of operations would be negatively affected. In connection with fair value measurements and the accounting for goodwill, the use of generally accepted accounting principles requires management to make certain estimates and assumptions. Significant judgment is required in making these estimates and assumptions, and actual results may ultimately be materially different from such estimates and assumptions.
We are exposed to risks in connection with our management of third party capital.
Our asset manager affiliate or future investment vehicles in which we may be involved may owe certain legal duties and obligations to third party investors (including reporting obligations) and will be subject to complex laws and regulations relating to the management of third party capital. Compliance with some of these laws and regulations, all of which are subject to change, requires significant management time and attention. Although we seek to continually monitor our policies and procedures to attempt to ensure compliance, faulty or mistaken judgments, errors or the failure of personnel to adhere to our policies and procedures could result in our failure to comply with applicable laws or regulations which could result in significant liabilities, penalties or other losses and harm our business and results of operations.
The investment vehicles that are managed by our asset manager affiliate will have commercial and contractual arrangements and certain conflicts of interest may arise from those arrangements. For example, employees, officers and directors of one or more of our operating subsidiaries may provide underwriting, modeling and claims management services to the asset manager or certain reinsurance risk may be retroceded in respect of the investment vehicles managed by the asset manager. Conflict of interest considerations may affect the ability of the investment vehicles or entities to participate in investment opportunities in which they would otherwise have been eligible to participate. Our personnel may serve as advisors, officers or directors of entities that operate in the same or related lines of business as us, and in connection with such positions may have obligations to investors in those entities, the fulfillment of which might not be in the best interest of us or our shareholders. In addition, such entities may underwrite business or invest in asset classes similar to those underwritten or targeted by us, which could result in conflicts in allocating opportunities between us and such other entities. Although our policies and procedures are intended to allocate investment opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in investments or products made by or offered by such entities.
In addition to the foregoing, our third party capital providers may redeem their interests in funds we have formed, which could materially impact the financial condition of such entities. Moreover, we can provide no assurance that we may be able to attract and raise additional third party capital for our existing funds or for potential new investment vehicles and therefore we may forego existing and/or potential attractive fee income and other income generating opportunities.
Provisions in our Articles of Association may reduce the voting rights of our ordinary shares.
Our Articles of Association generally provide that shareholders have one vote for each ordinary share held by them and are entitled to vote, on a non-cumulative basis, at all meetings of shareholders. However, the voting power that may be exercised by certain persons or groups may not equal or exceed 10% of the voting power conferred by our shares.
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
Our Articles of Association contain provisions that may make it more difficult for shareholders to replace directors and could delay or prevent a change of control that a shareholder may consider favorable. These provisions currently include a staggered board of directors, limitations on the ability of shareholders to remove directors, limitations on voting rights and certain transfer restrictions on our ordinary shares.
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
Irish law allows shareholders to authorize a board of directors to issue shares subsequent to receipt of authorization without further shareholder approval, but this authorization must be renewed after five years. Additionally, subject to specified exceptions, Irish law grants statutory pre-emption rights to existing ordinary shareholders to subscribe for new issuances of shares for cash, but allows such shareholders to authorize the waiver of such statutory pre-emption rights for five years. Our Articles of Association currently provide authority to the Board of Directors to issue shares without further shareholder approval and to waive ordinary shareholders’ statutory pre-emption rights. However, these authorizations expire in 2015, unless renewed by XL-Ireland’s shareholders, and these authorizations and waivers may not always be renewed, which could limit our ability to issue equity in the future.
It may be difficult to enforce judgments against XL-Ireland, XL-Cayman or their directors and executive officers.
XL-Ireland is incorporated pursuant to the laws of Ireland. In addition, certain of our directors and officers reside outside the United States and a substantial portion of our assets and the assets of such directors and officers are located outside the United States. As such, it may be difficult or impossible to effect service of process within the United States upon those persons or to recover on judgments of U.S. courts against us or such directors and officers, including judgments predicated upon civil liability provisions of U.S. federal securities laws. We have been advised that there is no treaty between Ireland and the United States providing for the reciprocal enforcement of foreign judgments. The following requirements must be met before the foreign judgment will be deemed to be enforceable in Ireland:

▪	the judgment must be for a definite sum;

▪	the judgment must be final and conclusive; and

▪	the judgment must be provided by a court of competent jurisdiction.
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

▪
judgments of U.S. courts based upon the civil liability provisions of U.S. federal securities laws obtained in actions against XL-Cayman or its directors and officers who reside outside the United States; or

▪	original actions brought in the Cayman Islands against these persons or XL-Cayman predicated solely upon U.S. federal securities laws.
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
Developments in accounting practices may require us to incur considerable additional expenses to comply with such developments, particularly if we are required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. The impact of changes in current accounting practices and future pronouncements cannot be predicted but may affect the calculation of net income, net equity and other relevant financial statement line items and the timing of when impairments and other charges are tested or taken. In particular, recent guidance and ongoing projects proposed by standard setters globally, including the Financial Accounting Standards Board, have indicated a possible move away from the current insurance accounting models toward more “fair value” based models which could introduce significant volatility in the earnings of insurance industry participants.
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
Under federal bankruptcy laws and comparable provisions of state fraudulent transfer laws (including those applicable in any state insurance insolvency proceeding), Syncora’s commutation and release of our obligations pursuant to the Master Agreement and related agreements would constitute a voidable fraudulent transfer if it was determined that Syncora or any applicable subsidiary thereto, at the time it entered into the Master Agreement or such related agreement:

▪	intended to hinder, delay or defraud its creditors; or

▪	received less than “reasonably equivalent value” or “fair value consideration” for such release; and either:

•	was insolvent or rendered insolvent by reason of such occurrence; or

•	was engaged in a business or transaction for which its remaining assets constituted unreasonably small capital; or

•	intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature.
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
As discussed above, the U.S. Congress has periodically considered legislation intended to eliminate certain perceived tax advantages of non-U.S. insurance companies and U.S. insurance companies with non-U.S. affiliates, including perceived tax benefits resulting principally from reinsurance between or among U.S. insurance companies and their non-U.S. affiliates. In this regard, section 845 of the IRS Code was amended in 2004 to permit the IRS to reallocate, recharacterize or adjust items of income, deduction or certain other items related to a reinsurance agreement between related parties to reflect the proper “amount, source or character” for each item (in contrast to prior law, which only covered “source and character”). If the IRS were to successfully challenge our reinsurance arrangements under section 845, our financial condition and results of operations could be materially adversely affected and the price of our ordinary shares could be adversely affected.
The Organization for Economic Co-operation and Development has launched an Action Plan on Base Erosion and Profit Shifting that if implemented might change the manner in which we are taxed.
In July 2013, The Organization for Economic Co-operation and Development (“the OECD”) launched an Action Plan on Base Erosion and Profit Shifting (“BEPS Action Plan”). The BEPS Action Plan identifies 15 specific actions to address Base Erosion and Profit Shifting, sets deadlines to implement the actions and identifies the resources needed and the methodology to implement these actions. The 15 actions outlined in the plan are planned for delivery within the next 18 to 24 months. For the first time in tax matters, non-OECD/G20 countries are involved on an equal footing in delivering these actions. The implementation of these actions could have a material impact on how we and other multinational organizations are taxed.
If an investor acquires 10% or more of our ordinary shares, it may be subject to taxation under the "controlled foreign corporation" ("CFC") rules.
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
If we are considered a PFIC for U.S. federal income tax purposes, a U.S. person who owns any of our shares will be subject to adverse tax consequences, including a greater tax liability than might otherwise apply and tax on amounts in advance of when tax would otherwise be imposed, in which case an investor’s investment could be materially adversely affected. In addition, if we were considered a PFIC, upon the death of any U.S. individual owning shares, such individual’s heirs or estate would not be entitled to a “step-up” in the basis of the shares that might otherwise be available under U.S. federal income tax laws. We believe that we are not, have not been, and currently do not expect to become, a PFIC for U.S. federal income tax purposes. However, we may be deemed a PFIC by the IRS in the future. If we were considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on an investor that is subject to U.S. federal income taxation.
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
Our Bermuda insurance subsidiaries have received from the Ministry of Finance in Bermuda exemptions from any Bermuda taxes that might be imposed on profits, income or any capital asset, gain or appreciation until March 31, 2035. The exemptions are subject to the proviso that they are not construed so as to prevent the application of any tax or duty to persons who are ordinarily residents in Bermuda (the Company and our Bermuda insurance subsidiaries are not so currently designated) and to prevent the application of any tax payable in accordance with the provisions of The Land Tax Act 1967 or otherwise payable in relation to the land leased to us and our Bermuda insurance subsidiaries. XL-Ireland and other Bermuda-based subsidiaries not incorporated in Bermuda have also received similar exemptions as permit companies under the Companies Act of 1981 of Bermuda. These exemptions have also been extended to 2035. Our Bermuda insurance subsidiaries are required to pay certain annual Bermuda government fees and certain business fees as an insurer under The Insurance Act 1978 of Bermuda. Currently there is no Bermuda withholding tax on dividends paid by our Bermuda insurance subsidiaries to us. The tax rules as presently applied may change in the future, however.
XL-Cayman may become subject to taxes in the Cayman Islands after June 2, 2018, which may have a material adverse effect on our results of operations and your investment.
For tax purposes, XL-Cayman is resident in Ireland by virtue of central management and control. In the event Cayman introduces a corporate income tax based on place of incorporation, XL-Cayman would be a dual resident company and potentially subject to tax in both Ireland and Cayman. As there is no double tax treaty between the Cayman Islands and Ireland, XL-Cayman could become subject to taxation in both Ireland and Cayman. Under current Cayman Islands law, we are not obligated to pay any taxes in the Cayman Islands on our income or gains. We have received an undertaking from the Governor-in-Council of the Cayman Islands pursuant to the provisions of the Tax Concessions Law, as amended, that until June 2, 2018, (i) no subsequently enacted law imposing any tax on profits, income, gains or appreciation shall apply to us and (ii) no such tax and no tax in the nature of an estate duty or an inheritance tax shall be payable on any of our ordinary shares, debentures or other obligations. Given the limited duration of the undertaking from the Governor-in-Council of the Cayman Islands, we cannot be certain that we will not be subject to any Cayman Islands tax after June 2, 2018. Such taxation could have a material adverse effect on our financial condition and results of operations and on your investment.
Our tax position could be adversely impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof.
Our tax position could be adversely impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof by the tax authorities in Ireland, the United States and other jurisdictions, and such changes may be more likely or become more likely in view of recent economic trends in such jurisdictions, particularly if such trends continue. For example, Ireland has suffered from the consequences of worldwide adverse economic conditions. Such tax law changes could cause a material and adverse change in our worldwide effective tax rate and we may have to take further action, at potentially significant expense, to seek to mitigate the effect of such changes. Any future amendments to the current income tax treaties between Ireland and other jurisdictions, including the United States, could subject us to increased taxation and/or potentially significant expense.
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
In July 2003, we acquired new offices at 70 Gracechurch Street, London, which have become our London headquarters. The acquisition was made through a purchase, sale and leaseback transaction. The move to the new offices was completed in 2004 and consolidated our London businesses in one location. The capital lease asset and liability associated with this transaction totaled $94.4 million at December 31, 2013.
In June 2012, we acquired new offices at 8 St. Stephen’s Green, Dublin, Ireland as our new global headquarters. The acquisition purchase price was $9.6 million and further improvement costs totaled $9.5 million. Completion of the new office and consolidation of our existing Dublin locations occurred in mid-2013.

Each of our reporting segments uses the properties described above. All other office facilities throughout the world that are occupied by us and our subsidiaries are leased.
Total rent expense for the years ended December 31, 2013, 2012 and 2011 was $38.7 million, $35.6 million and $32.9 million, respectively. See Item 8, Note 17(d), “Commitments and Contingencies – Properties,” to the Consolidated Financial Statements included herein, for discussion of our lease commitments for real property.

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
Legal actions are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, we disclose an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or disclose that an estimate cannot be made. Based on our assessment at December 31, 2013, no such disclosures are considered necessary.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
Executive Officers of the Registrant
The table below sets forth the names, ages and titles of the persons who were the executive officers of the Company at February 21, 2014:

Name	Age	Position
Michael S. McGavick	56	Chief Executive Officer and Director
Susan L. Cross	53	Executive Vice President and Global Chief Actuary
Kirstin Gould	47	Executive Vice President, General Counsel and Secretary
Gregory S. Hendrick	48	Executive Vice President and Chief Executive of Insurance Operations
W. Myron Hendry	65	Executive Vice President and Chief Platform Officer
Peter R. Porrino	57	Executive Vice President and Chief Financial Officer
Jacob D. Rosengarten	58	Executive Vice President and Chief Enterprise Risk Officer
Sarah E. Street	52	Executive Vice President and Chief Investment Officer
James H. Veghte	57	Executive Vice President and Chief Executive of Reinsurance Operations
Eileen Whelley	60	Executive Vice President and Chief Human Resources Officer
Michael S. McGavick, was appointed as Director of the Company in April 2008, shortly prior to his commencement as the Company’s Chief Executive Officer on May 1, 2008. Previously, Mr. McGavick was President & CEO of the Seattle-based Safeco Corporation from January 2001 to December 2005. Prior to joining Safeco, Mr. McGavick spent six years with the Chicago-based CNA Financial Corporation, where he held various senior executive positions before becoming President and Chief Operating Officer of the company’s largest commercial insurance operating unit. Mr. McGavick’s insurance industry experience also includes two years as Director of the American Insurance Association’s Superfund Improvement Project in Washington D.C., where he became the Association’s lead strategist in working to transform U.S. Superfund environmental laws.

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
Gregory S. Hendrick was appointed Executive Vice President and Chief Executive of Insurance Operations in January 2012. From October 2010 to January 2012, Mr. Hendrick served as Executive Vice President, Strategic Growth. From 2004 to October 2010, Mr. Hendrick served as President and Chief Underwriting Officer of XL Re Ltd. Previously, he served as head of U.S. Property Treaty underwriting at XL Re Ltd and Vice President responsible for U.S. Property Underwriting for XL Mid Ocean Reinsurance Ltd. Prior to joining XL, Mr. Hendrick was Assistant Vice President of Treaty Underwriting for the Winterthur Reinsurance Corporation of America.
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
Sarah E. Street was appointed to the position of Executive Vice President and Chief Investment Officer in October 2006. Ms. Street has also served as the Chief Executive Officer of XL Group Investments LLC (formerly XL Capital Investment Partners Inc.) since April 2001. Prior to joining XL in 2001, Ms. Street held numerous leadership positions at JPMorganChase and its predecessor organizations, working in a number of corporate finance units as well as in the capital markets business of the bank.
James H. Veghte was appointed Executive Vice President, Chief Executive of Reinsurance Operations in January 2006. Mr. Veghte had served as the Chief Executive Officer of XL Reinsurance America Inc. (XLRA) since 2004, having previously served as Chief Operating Officer of the Company’s reinsurance operations and President, Chief Operating Officer & Chief Underwriting Officer of XL Re Ltd. Additional previously held roles with the Company include President of XL Re Latin America Ltd., Chief Operating Officer of Le Mans Re (now the French branch of XL Re Europe SE), General Manager of XL Re Ltd’s London branch and Executive Vice President and Underwriter of XL Mid Ocean Reinsurance Ltd in Bermuda. Prior to joining XL, Mr. Veghte was Senior Vice President and Chief Underwriting Officer of Winterthur Reinsurance Corporation of America.
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
Suzanne B. Labarge has been a director since October 2011. Previously, Ms. Labarge served as the Vice Chairman and Chief Risk Officer of Royal Bank of Canada (RBC Financial Group), a diversified financial services company.
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
The following table sets forth the high, low and closing sales prices per share of our ordinary shares per fiscal quarter, as reported on the New York Stock Exchange Composite Tape, and cash dividends on the ordinary shares for the periods indicated:

	High	Low	Close	Dividends
2013
1st Quarter	$30.61	$25.20	$30.30	$0.14
2nd Quarter	$32.96	$28.88	$30.32	$0.14
3rd Quarter	$33.12	$29.48	$30.82	$0.14
4th Quarter	$32.29	$29.62	$31.84	$0.14
2012
1st Quarter	$22.03	$18.86	$21.69	$0.11
2nd Quarter	$22.64	$19.52	$21.04	$0.11
3rd Quarter	$24.89	$19.90	$24.03	$0.11
4th Quarter	$25.78	$23.15	$25.06	$0.11
The number of record holders of ordinary shares at February 21, 2014 was 161. This figure does not represent the actual number of beneficial owners of our ordinary shares because such shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.
In 2013, four quarterly dividends of $0.14 per share were paid to all ordinary shareholders of record as of March 15, June 14, September 13 and December 13. In 2012, four quarterly dividends of $0.11 per share were paid to all ordinary shareholders of record as of March 15, June 15, September 14 and December 14. On February 21, 2014, the XL-Ireland Board of Directors announced a quarterly dividend of $0.16 per share, payable to all ordinary shareholders of record as of March 14, 2014.
The declaration and payment of future dividends will be at the discretion of the XL-Ireland Board of Directors and will depend upon many factors, including our earnings, financial condition, business needs, consideration of other methods of returning capital to shareholders, capital and surplus requirements of our operating subsidiaries and regulatory and contractual restrictions.
As a holding company, our assets consist primarily of investments in subsidiaries. Accordingly, we rely on the availability of dividends and other permissible payments from our subsidiaries to pay ordinary and preferred dividends. Our subsidiaries' payment of dividends to us are regulated under the laws of various jurisdictions including Bermuda, the U.K., Ireland, Switzerland and the other jurisdictions where we have regulated subsidiaries, by certain insurance statutes of various states in the United States in which our principal operating subsidiaries are licensed to transact business and by the Society of Lloyd’s. In addition, under Irish law, XL-Ireland may only pay dividends or buyback or redeem shares using distributable reserves and may not pay any dividend or make any distribution unless the net assets of XL-Ireland are not less than the aggregate of its share capital plus undistributable reserves and the distribution does not reduce XL-Ireland’s net assets below such aggregate. See Item 1, “Business – Regulation,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, Note 23, “Statutory Financial Data,” to the Consolidated Financial Statements included herein, for further discussion.

The following table summarizes our equity compensation plan information at December 31, 2013:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Share-Based Compensation Plans (Excluding Securities in column (a))
Plan Category	(a)	(b)	(c)
Share-based compensation plans approved by security holders (1)	11,122,934	$36.91	13,056,809
Share-based compensation plans not approved by security holders (2)	—	—	—
Total	11,122,934	$36.91	13,056,809
____________

(1)
Pertains to our 1991 Performance Incentive Program and the Directors Stock & Option Plan. Includes for the 1991 Performance Incentive Program, 10,887,934 ordinary shares to be issued upon the exercise of outstanding options, warrants and rights, a $36.78 weighted average exercise price of outstanding options, warrants and rights, and 12,943,866 ordinary shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column a). Includes for the Directors Stock & Option Plan, 235,000 ordinary shares to be issued upon exercise of outstanding options, warrants and rights, a $42.69 weighted average exercise price of outstanding options, warrants and rights, and 112,943 ordinary shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column a).

(2)
In relation to the 1991 Performance Incentive Program (the “Program”), of such maximum number of ordinary shares at December 31, 2013, shares can be issued as any form of award, except that, for each restricted stock, restricted stock unit, stock appreciation right, or performance share award issued, the number of ordinary shares available under the Program will be reduced by two shares. In the event that an award issued under the Program expires or is terminated unexercised as to any shares covered thereby, or shares are forfeited for any reason under the Program, such shares shall thereafter be again available for issuance under the Program. At the Management Development and Compensation Committee’s discretion, these shares may be granted as stock options, performance shares, restricted stock, restricted stock units, stock appreciation rights or any combination of these provided that the combined total number of shares granted does not exceed either the overall share authorization described within the Program for performance shares, stock appreciation rights, restricted stock and restricted stock units.

Purchases of Equity Securities by the Issuer and Affiliate Purchasers
The following table provides information about purchases by us during the quarter ended December 31, 2013 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
October 1, 2013 to October 31, 2013	—	$—	—	$425.0 million
November 1, 2013 to November 30, 2013	1,935,811	$31.07	1,935,811	$364.9 million
December 1, 2013 to December 31, 2013	2,926,952	$30.70	2,926,952	$275.0 million
Total	4,862,763	$30.85	4,862,763	$275.0 million
____________

(1)
Shares purchased in connection with the vesting of restricted shares granted under our equity compensation programs do not represent shares purchased as part of publicly announced plans or programs. All such purchases were made in connection with satisfying tax withholding obligations of those employees. These shares were not purchased as part of our share buyback program noted below.

(2)
For information regarding our share buyback activity see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Key Focuses of Management - Buybacks of Ordinary Shares" included herein.

Ordinary Share Performance Graph
Set forth below is a line graph comparing the yearly dollar change in the cumulative total shareholder return over a five-year period on our ordinary shares from December 31, 2008 through December 31, 2013 to the cumulative total return of the Standard & Poor’s 500 Stock Index and the cumulative total return of the Standard & Poor’s Property & Casualty Insurance Index. The companies included in these indices or noted as competitors under Item 1, “Business,” may not be included in our compensation peer group.
The graph shows the value on December 31, 2009, 2010, 2011, 2012 and 2013, of a $100 investment made on December 31, 2008, with all dividends reinvested.

ITEM 6.	SELECTED FINANCIAL DATA
The selected consolidated financial data below is based upon our fiscal year end of December 31. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto presented under Item 8.

(U.S. dollars in thousands, except per share amounts)	2013	2012	2011	2010	2009
Income Statement Data:
Net premiums earned	$6,309,521	$6,090,437	$5,690,130	$5,414,061	$5,706,840
Net investment income	$957,716	$1,012,348	$1,137,769	$1,198,038	$1,319,823
Net realized gains (losses) on investments	$87,777	$14,098	$(188,359)	$(270,803)	$(921,437)
Net realized and unrealized gains (losses) on derivative instruments	$7,798	$5,221	$(10,738)	$(33,843)	$(33,647)
Net income (loss) from investment fund affiliates (1)	$138,391	$58,504	$26,253	$51,102	$78,867
Fee income and other	$40,031	$51,789	$41,748	$40,027	$43,201
Net losses and loss expenses incurred	$3,731,464	$3,765,482	$4,078,391	$3,211,800	$3,168,837
Claims and policy benefits – life operations	$465,702	$486,195	$535,074	$513,833	$677,562
Acquisition costs, operating expenses and foreign exchange gains and losses	$2,094,258	$2,097,992	$1,869,688	$1,751,060	$1,996,052
Interest expense	$155,462	$172,204	$205,592	$213,643	$216,504
Loss on settlement of guarantee	$—	$—	$—	$23,500	$—
Impairment of goodwill	$—	$—	$429,020	$—	$—
Income (loss) before non-controlling interests, net income from operating affiliates and income tax expense	$1,094,348	$710,524	$(420,962)	$684,746	$134,714
Income (loss) from operating affiliates (1)(2)	$119,804	$53,887	$76,786	$121,372	$60,480
Preference share dividends (3)	$77,187	$79,087	$72,278	$74,521	$80,200
Net income (loss) attributable to ordinary shareholders	$1,059,916	$651,128	$(474,760)	$585,472	$206,607

(U.S. dollars in thousands, except per share amounts)	2013	2012	2011	2010	2009
Per Share Data:
Earnings (loss) per ordinary share and ordinary share equivalent – basic (4)(5)	$3.68	$2.12	$(1.52)	$1.74	$0.61
Earnings (loss) per ordinary share and ordinary share equivalent – diluted (4)(5)	$3.63	$2.10	$(1.52)	$1.73	$0.61
Weighted average ordinary shares and ordinary share equivalents outstanding – diluted (4)	292,069	310,282	312,896	337,709	340,966
Cash dividends per ordinary share	$0.56	$0.44	$0.44	$0.40	$0.40
Balance Sheet Data:
Total investments – available for sale (“AFS”)	$28,996,661	$28,818,982	$27,017,285	$27,677,553	$29,307,171
Total investments – held to maturity (“HTM”)	$2,858,695	$2,814,447	$2,668,978	$2,728,335	$546,067
Cash and cash equivalents	$1,800,832	$2,618,378	$3,825,125	$3,022,868	$3,643,697
Investments in affiliates	$1,370,943	$1,126,875	$1,052,729	$1,127,181	$1,185,604
Unpaid losses and loss expenses recoverable	$3,435,230	$3,382,102	$3,654,948	$3,671,887	$3,584,028
Premiums receivable	$2,612,602	$2,568,862	$2,411,611	$2,414,912	$2,597,602
Total assets	$45,652,887	$45,386,895	$44,665,265	$44,995,040	$45,663,894
Unpaid losses and loss expenses	$20,481,065	$20,484,121	$20,613,901	$20,531,607	$20,823,524
Future policy benefit reserves	$4,803,816	$4,812,046	$4,845,394	$5,075,127	$5,490,119
Unearned premiums	$3,846,526	$3,755,086	$3,555,310	$3,484,830	$3,651,310
Notes payable and debt	$2,263,203	$1,672,778	$2,275,327	$2,457,003	$2,451,417
Shareholders’ equity	$11,349,298	$11,856,402	$10,756,130	$10,599,769	$9,432,417
Fully diluted tangible book value per ordinary share	$33.86	$33.35	$28.31	$27.14	$22.13
Operating Ratios:
Loss and loss expense ratio (6)	62.0%	65.3%	76.6%	63.8%	61.5%
Underwriting expense ratio (7)	30.5%	31.0%	30.9%	31.0%	32.1%
Combined ratio (8)	92.5%	96.3%	107.5%	94.8%	93.6%
____________

(1)
We generally record the income related to alternative fund affiliates on a one-month lag and the private investment fund affiliates on a three-month lag in order for us to meet the filing deadlines for our periodic reports. We generally record the income related to operating affiliates on a three-month lag.

(2)	In 2010, net income from operating affiliates included $50.2 million relating to the sale of a majority of our shareholdings in Primus Guaranty Ltd.

(3)
Preference dividends represent dividends on the Redeemable Series C preference ordinary shares and the Series D and E preference ordinary shares. Following our Redomestication, subsequent to July 1, 2010, the Redeemable Series C preference ordinary shares and the Series D and E preference ordinary shares represent non-controlling interests in our consolidated financial statements. For additional information see Item 8, Note 18, “Share Capital,” to the Consolidated Financial Statements.

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

▪
changes in general economic conditions, including the effects of inflation on our business, including on pricing and reserving, and changes in interest rates, credit spreads and foreign currency exchange rates and future volatility in the world's credit, financial and capital markets that adversely affect the performance and valuation of our investments or access to such markets;

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

▪	the effects of mergers, acquisitions and divestitures;

▪	developments related to bankruptcies of companies insofar as they affect property and casualty insurance and reinsurance coverages or claims that we may have as a counterparty;

▪	changes in applicable tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof;

▪	the effects of business disruption or economic contraction due to war, terrorism or other hostilities; and

▪	the other factors set forth in Item 1A, “Risk Factors,” and our other documents on file with the SEC.

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
The Impact of Losses from Natural Catastrophes
In 2013, 2012 and 2011 the global insurance and reinsurance markets experienced significant losses from natural catastrophes. See “Significant Items Affecting Results of Operations—1) The impact of significant large loss events” below for a discussion of our loss estimates for the year ended December 31, 2013 from natural catastrophes.
Underwriting Environment and Outlook for 2014
The property and casualty insurance and reinsurance markets have historically been cyclical, meaning that based on market conditions, there have been periods where premium rates are high and policy terms and conditions are more favorable to us (a “hard market”) and there have been periods where premium rates decline and policy terms and conditions are less favorable (a “soft market”). Market conditions are driven primarily by competition in the marketplace, the supply of capital in the industry, investment yields and the frequency and severity of loss events. Our goal is to build long-term shareholder value by capitalizing on current opportunities and managing through any cyclical downturns by reducing our property and casualty book of business and exposures if and when rates deteriorate during soft market periods.
In 2013, we continued to focus on strategic growth initiatives, building on the significant investments we made in recent years to achieve greater efficiency from improved systems, to create a platform from which we can grow as markets allow and to expand our margins. The following outlines some of these growth initiatives as well as recent renewal activity and January 2014 rate indications for each of our Insurance and Reinsurance segments together with any potential trends or uncertainties relevant to our P&C operations.
There can be no assurance, however, that the following (re)insurance rate conditions or growth opportunities will be sustained or further materialize, or lead to improvements in our books of business. See “Cautionary Note Regarding Forward-Looking Statements.”
Insurance
With regard to market conditions, within the Insurance segment’s core lines of business, fourth quarter and full year 2013 renewals reflected rate increases both in the aggregate and across nearly all business lines. For the full year, the overall rate increase for the Insurance segment was 3.1%. While rate increases slowed in our North America short-tail lines, our diversified portfolio allowed us to benefit from rate increases across most of our medium and long-tail lines and other geographies. In the fourth quarter of 2013, all of our businesses in IPC experienced positive rate increases, and NAPC and Professional had rate increases of over 3%, partially offset by a 2% rate decrease in Specialty due to very competitive aviation renewals.
We continue our disciplined underwriting approach to grow on a very selective basis and exit lines where margins are unacceptable. In 2013 we further developed and built out our new businesses, including our North American construction, crisis management, political risk and surety businesses. In addition, we grew our high and medium return business by 10% and reduced our lowest return businesses by 4%. We continue to focus on those lines of business that we believe provide the best return on capital, including the writing of selective new business and remaining committed to the underwriting actions necessary to improve our margins. For 2014, initial indications are consistent with the fourth quarter market conditions described above.

Reinsurance
The January 1 renewals for the Reinsurance segment were very competitive in terms of both price and terms and conditions. Our renewals were generally in line with management's expectations given the continued abundant capacity in the market in both traditional and non-traditional forms. In property catastrophe lines, pricing in the U.S. books was down 15 to 20% when compared to 2012 and down 5 to 15% for International business, however, there was a more stable pricing environment for loss-impacted geographies such as Germany and Canada, due to the high levels of catastrophe activity in these countries during 2013. For long-tail and specialty markets the environment is extremely competitive and pressure remains on both reinsurance pricing and terms and conditions.
The Reinsurance segment continues to develop new business opportunities in several areas and in 2014, we expect to continue to build upon the strategic growth achieved in recent years. We continue to navigate our way cautiously through this phase of the market and are trading with long standing clients with proven track records.
Investment Environment
We seek to generate book value growth and investment income from investment activities through the total returns on our investment portfolio. During the year ended December 31, 2013, interest rates increased in all of our major jurisdictions and corporate credit spreads tightened in all our major currencies but we saw modest spread widening in portions of our structured credit portfolio, most notably in Agency RMBS. The net impact of the market conditions on our investment portfolio resulted in a negative mark to market change of $733 million on our AFS investments. This represents an approximately 1.6% depreciation in average assets for the year ended December 31, 2013. Net realized gains resulted primarily from redemptions of non-equity alternative investments and sales of non-Agency RMBS, equity and non-U.S. Sovereign Government securities. For further information, see “Investment Activities” below.
Results of Operations and Key Financial Measures
Results of Operations
The following table presents an analysis of our net income (loss) attributable to ordinary shareholders and other financial measures (described below) for the years ended December 31, 2013, 2012 and 2011:

(U.S. dollars in thousands, except share and per share amounts)	2013	2012	2011
Net income (loss) attributable to ordinary shareholders	$1,059,916	$651,128	$(474,760)
Earnings (loss) per ordinary share – basic	$3.68	$2.12	$(1.52)
Earnings (loss) per ordinary share – diluted	$3.63	$2.10	$(1.52)
Weighted average number of ordinary shares and ordinary share equivalents outstanding, in thousands – basic	287,801	307,372	312,896
Weighted average number of ordinary shares and ordinary share equivalents outstanding, in thousands – diluted	292,069	310,282	312,896

Key Financial Measures
The following are some of the financial measures management considers important in evaluating our operating performance:

(U.S. dollars in thousands, except ratios and per share amounts)	2013	2012	2011	Change 2013 to 2012	Change 2012 to 2011
Underwriting profit (loss) - P&C operations	$451,062	$216,132	$(397,353)	108.7%	N/M
Combined ratio - P&C operations	92.5%	96.3%	107.5%	(3.8)pts	(11.2)pts
Net investment income - P&C operations	$671,071	$712,905	$819,708	(5.9)%	(13.0)%
Operating net income (1)	$942,968	$614,096	$89,464	53.6%	586.4%
Operating net income per share (1)	$3.23	$1.98	$0.28	$1.25	$1.7
Return on average ordinary shareholders’ equity (1)	10.3%	6.5%	(5.0)%	3.8pts	11.5pts
Operating return on average ordinary shareholders’ equity (1)	9.2%	6.2%	0.9%	3.0pts	5.3pts
Operating return on average ordinary shareholders’ equity excluding unrealized gains and losses on investments (1)	10.3%	6.9%	1.0%	3.4pts	5.9pts
Book value per ordinary share (1)	$35.92	$35.18	$29.81	$0.74	$5.37
Fully diluted tangible book value per ordinary share (1)	$33.86	$33.35	$28.31	$0.51	$5.04
____________

(1)	Represents a non-GAAP financial measure as discussed further below.

*	N/M - Not Meaningful
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

▪	The acquisition expense ratio related to the P&C operations is calculated by dividing the acquisition costs incurred by the net premiums earned for the Insurance and Reinsurance segments.

▪	The operating expense ratio related to the P&C operations is calculated by dividing the operating expenses incurred by the net premiums earned for the Insurance and Reinsurance segments.
Our underwriting profit (loss) in the year ended December 31, 2013 was consistent with the combined ratio, discussed below.

Combined ratio – P&C operations
The following table presents the ratios for our P&C operations for the indicated years ended December 31:

	2013	2012	2011	Percentage Point Change
				2013 to 2012	2012 to 2011
Loss and loss expense ratio	62.0%	65.3%	76.6%	(3.3)	(11.3)
Acquisition expense ratio	14.7%	15.1%	14.8%	(0.4)	0.3
Operating expense ratio	15.8%	15.9%	16.1%	(0.1)	(0.2)
Underwriting expense ratio	30.5%	31.0%	30.9%	(0.5)	0.1
Combined ratio	92.5%	96.3%	107.5%	(3.8)	(11.2)
2013 vs. 2012: The loss and loss expense ratio decrease was primarily as a result of lower levels of natural catastrophe in 2013, the impact of underwriting actions taken in the prior years on the current year loss ratio and favorable business mix, offset by a higher level of large non-natural catastrophe property losses in the Insurance segment in 2013 as compared to 2012. The underwriting expense ratio decrease was mainly due to both acquisition and operating expenses remaining relatively flat while net premium earned increased 4.3% during 2013 as compared to the same period of 2012. For further information on our combined ratio, see “Income Statement Analysis” below
2012 vs. 2011: The loss and loss expense ratio decrease was primarily as a result of lower levels of natural catastrophe and other large loss events during 2012 as compared to the same period of 2011. The underwriting expense ratio was relatively flat compared to 2011. For further information on our combined ratio, see “Income Statement Analysis” below.
Net investment income – P&C operations
Net investment income related to P&C operations, which includes interest and dividend income together with the amortization of premium and discount on fixed maturities and short-term investments, net of related investment expenses, is an important measure that affects our overall profitability. Our largest liability relates to our unpaid loss reserves, and our investment portfolio provides liquidity for claims settlements of these reserves as they become due. As a result, a significant part of the investment portfolio is invested in fixed income securities. Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates and credit spreads, foreign exchange rates and changes in overall asset allocation. See the segment results at “Investment Activities” below for a discussion of our net investment income for the year ended December 31, 2013.
Operating net income and Operating net income per share
Operating net income is a non-GAAP financial measure defined as net income (loss) attributable to ordinary shareholders excluding: (1) our net realized gains and losses on investments, net of tax, (2) our net realized and unrealized gains and losses on derivatives, net of tax, (3) our share of items (1) and (2) for our operating affiliates for the periods presented, (4) goodwill impairment charges, net of tax, (5) the gains recognized on our purchase of XL-Cayman's preference ordinary shares and (6) foreign exchange gains or losses, net of tax. We evaluate the performance of and manage our business to produce an underwriting profit. In addition to presenting net income (loss), we believe that showing operating net income (loss) enables investors and other users of our financial information to analyze our performance in a manner similar to how we analyze performance. In this regard, we believe that providing only a GAAP presentation of net income (loss) would make it more difficult for users of our financial information to evaluate our underlying business. We also believe that equity analysts and certain rating agencies that follow us (and the insurance industry as a whole) exclude these items from their analyses for the same reasons and they request that we provide this non-GAAP financial information on a regular basis. A reconciliation of our net income (loss) attributable to ordinary shareholders to operating net income (loss) is provided at “Reconciliation of Non-GAAP Measures” below.
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
The following table presents our ROE for the indicated years ended December 31:

	2013	2012	2011	Change 2013 to 2012	Change 2012 to 2011
ROE	10.3%	6.5%	(5.0)%	3.8pts	11.5pts
2013 vs. 2012: The increase in our ROE was primarily due to improved underwriting results in the year, combined with higher affiliate earnings and higher net realized gains on investments and derivatives than in the prior year period.
2012 vs. 2011: In 2011, ROE was negative due to the net loss from the significant catastrophe losses and the impairment of goodwill and other large loss events which are discussed under “Significant Items Affecting the Results of Operations.”
Operating return on average ordinary shareholders’ equity (“Operating ROE”)
Operating ROE is another non-GAAP financial measure that we consider important in evaluating our operating performance. Operating ROE is derived by dividing non-GAAP operating net income for any period by the average of the opening and closing ordinary shareholders' equity.
The following table presents our Operating ROE for the indicated years ended December 31:

	2013	2012	2011	Change 2013 to 2012	Change 2012 to 2011
Operating ROE	9.2%	6.2%	0.9%	3.0pts	5.3pts
2013 vs. 2012: The increase in our Operating ROE was the result of the higher operating net income in 2013 due to the factors discussed above as part of ROE and as further discussed below under “Significant Items Affecting the Results of Operations.”
2012 vs. 2011: The increase in our Operating ROE was the result of the lower operating net income in 2011 due to the significant catastrophe losses and other large loss events, both discussed under “Significant Items Affecting the Results of Operations.”
A reconciliation of Net income (loss) attributable to ordinary shareholders to operating net income (loss) is provided at “Reconciliation of Non-GAAP Measures” included below.
Operating return on average ordinary shareholders' equity excluding unrealized gains and losses on investments (“Operating ROE ex-UGL”)
Operating ROE ex-UGL is an additional measure of our profitability that eliminates the impacts of mark to market fluctuations on our investment portfolio that have not been realized through sales, which we believe provides a consistent measure of our performance. Operating ROE ex-UGL is derived from the non-GAAP operating net income measure by dividing non-GAAP operating net income for any period by the average of the opening and closing ordinary shareholders' equity excluding unrealized gains and losses on investments. A reconciliation of the opening and closing ordinary shareholders' equity to the opening and closing ordinary shareholders' equity excluding unrealized gains and losses on investments is provided under "Reconciliation of Non-GAAP Measures" below.
The following table presents our Operating ROE ex-UGL for the indicated years ended December 31:

	2013	2012	2011	Change 2013 to 2012	Change 2012 to 2011
Operating ROE ex-UGL	10.3%	6.9%	1.0%	3.4pts	5.9pts
2013 vs. 2012: The increase in our Operating ROE ex-UGL was the result of the higher operating net income in 2013 due to the factors discussed above as part of ROE.
2012 vs. 2011: The increase in our Operating ROE ex-UGL was the result of the higher operating net income in 2012 due to the factors discussed above as part of ROE.

Book value per ordinary share
We view the change in our book value per ordinary share as an additional measure of our performance, representing the value generated for our ordinary shareholders each period, and we believe that this measure (along with the diluted measures described below) is a key driver of our share price over time. Book value per ordinary share, a non-GAAP financial measure, is calculated by dividing ordinary shareholders' equity (total shareholders' equity less non-controlling interest in equity of consolidated subsidiaries) by the number of outstanding ordinary shares at the applicable period end. Book value per ordinary share is affected primarily by net income (loss), by any changes in the net unrealized gains and losses on our investment portfolio, by currency translation adjustments and by the impact of any share buyback or issuance activity. Ordinary shareholders' equity was $10.0 billion and $10.5 billion and the number of ordinary shares outstanding was 278.3 million and 298.7 million at December 31, 2013 and December 31, 2012, respectively. Ordinary shares outstanding include all ordinary shares legally issued and outstanding (as disclosed on the face of the balance sheet) as well as all director share units outstanding.
The following table presents our book value per ordinary share for the indicated years ended December 31:

(U.S. dollars)	2013	2012	2011	Change 2013 to 2012	Change 2012 to 2011
Book value per ordinary share	$35.92	$35.18	$29.81	$0.74	$5.37
2013 vs. 2012: The increase in our book value per ordinary share was primarily due to the increase in net income attributable to ordinary shareholders and the benefit of share buyback activity partially offset by a decrease in net unrealized gains on investments
2012 vs. 2011: The increase in our book value per ordinary share was primarily due the increase in net income attributable to ordinary shareholders, an increase in net unrealized gains on investments, the benefit of share buyback activity and the impact, in 2011, of the settlement of the forward purchase contracts associated with the 10.75% equity security units, which resulted in the issuance of an aggregate of 30,456,600 ordinary shares.
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
The following table presents our fully diluted tangible book value per ordinary share for the indicated years ended December 31:

(U.S. dollars)	2013	2012	2011	Change 2013 to 2012	Change 2012 to 2011
Fully diluted tangible book value per ordinary share	$33.86	$33.35	$28.31	$0.51	$5.04
2013 vs. 2012: The increase in our fully diluted tangible book value per ordinary share was a result of the factors noted above as part of book value per ordinary share.
2012 vs. 2011: The increase in our fully diluted tangible book value per ordinary share was a result of the factors noted above as part of book value per ordinary share.

Reconciliation of Non-GAAP Measures
The following is a reconciliation of net income (loss) attributable to ordinary shareholders to operating net income (loss) and also includes the calculation of Operating ROE and Operating ROE ex-UGL for the years ended December 31, 2013, 2012 and 2011:

(U.S. dollars in thousands, except share and per share amounts)	2013	2012	2011
Net income (loss) attributable to ordinary shareholders	$1,059,916	$651,128	$(474,760)
Impairment of goodwill, net of tax	—	—	417,566
Net realized (gains) losses on investments, net of tax	(82,605)	(38,234)	178,432
Net realized and unrealized (gains) losses on derivatives, net of tax	(7,798)	(5,216)	3,914
Net realized and unrealized (gains) losses on investments and derivatives related to the Company's insurance company affiliates	6,556	(301)	(322)
Foreign exchange (gains) losses, net of tax	(33,101)	6,719	(34,016)
Gain on repurchase of non-controlling interest preference ordinary shares	$—	$—	$(1,350)
Operating net income (loss)	$942,968	$614,096	$89,464
Per ordinary share results:
Net income (loss) attributable to ordinary shareholders	$3.63	$2.10	$(1.52)
Operating net income (loss)	$3.23	$1.98	$0.28
Weighted average ordinary shares outstanding, in thousands:
Basic	287,801	307,372	312,896
Diluted - Net income	292,069	310,282	312,896
Diluted - Operating net income	292,069	310,282	316,318
Return on ordinary shareholders' equity:
Closing ordinary shareholders' equity (at period end)	$9,997,633	$10,510,077	$9,411,658
Unrealized (gain) loss on investments, net of tax	$(781,007)	$(1,476,453)	$(521,796)
Average ordinary shareholders' equity for the period excluding unrealized gains and losses on investments	$9,125,125	$8,961,743	$9,238,345
Average ordinary shareholders' equity for the period	$10,253,855	$9,960,868	$9,504,565
Operating net income (loss)	$942,968	$614,096	$89,464
Operating ROE	9.2%	6.2%	0.9%
Operating ROE ex-UGL	10.3%	6.9%	—%
Significant Items Affecting the Results of Operations
Our net income and other financial measures as shown above for the year ended December 31, 2013 have been affected by, among other things, the following significant items:

1)	The impact of significant large loss events

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

1)	The impact of significant large loss events
Natural Catastrophe Losses
The following table outlines the underwriting losses and loss ratio impact for the Insurance and Reinsurance segments from natural catastrophes for the years ended December 31:

	Natural Catastrophe Underwriting Losses			Natural Catastrophe Loss Ratio Impact
(U.S. dollars in thousands, except ratios)	2013	2012	2011	2013	2012	2011
Insurance	$119,161	$223,147	$355,256	2.8%	5.5%	9.6%
Reinsurance	198,202	241,171	405,870	11.9%	13.8%	25.2%
Total P&C	$317,363	$464,318	$761,126	5.4%	8.2%	14.4%
Notable natural catastrophes for the years ended December 31, 2013, 2012 and 2011 and the underwriting loss incurred (in parenthetical) for the most significant natural catastrophes, in terms of our losses net of reinsurance recoveries and reinstatement premiums, were as follows:

▪
2013 - included flooding in Europe ($55.9 million), Argentina and Canada (Calgary), a cyclone in Australia, tornadoes and hailstorms in the United States, the series of hailstorms in Germany and France in late July 2013 ($75.3 million) (the “Europe Hailstorms”), Hurricane Ingrid, flooding events in the United States (Colorado) and Canada (Toronto) and Typhoons Fitow and Haiyan.

▪	2012 - included Storm Sandy ($355.3 million) ("Sandy"), U.S. tornadoes and the large earthquake in Italy.

▪
2011 - included the March 11, 2011 earthquake and tsunami in Japan ($241.1 million), the earthquake that struck Christchurch, New Zealand on February 22, 2011, the 2011 flooding events in Australia, the severe weather occurrences, including tornado activity, in the United States during April and May 2011, the Atlantic Hurricanes ($108.7 million) (Hurricane Irene and Tropical Storm Lee) and the Thailand floods ($157.8 million).

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
Other Large Loss Events
In the years ended December 31, 2013 and 2012, our results from operations were impacted by significant losses from large non-natural catastrophe loss events in both the Insurance and Reinsurance segments. These large non-natural catastrophe losses were higher in 2013 mainly due to property losses in the Insurance segment and in 2012 these losses related primarily to a single large marine loss during the first quarter of 2012 and losses recorded in relation to the severe drought conditions and crop losses in the U.S. in 2012.
See “Income Statement Analysis” herein for further information regarding these large loss events within each of the Company's operating segments.

2)	Continuing competitive factors impacting the underwriting environment
Soft market conditions were experienced across most lines of business throughout 2013, 2012 and 2011. For further information in relation to the underwriting environment, including details relating to rates and retention, see “Executive Overview – Underwriting Environment and Outlook for 2014,” above.

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
The following table presents the net (favorable) adverse prior year loss development of our loss and loss expense reserves for our property and casualty operations, which include the Insurance and Reinsurance segments for each of the years indicated:

(U.S. dollars in thousands)	2013	2012	2011
Insurance	$(102,039)	$(140,066)	$(76,516)
Reinsurance	(187,850)	(175,828)	(208,351)
Total	$(289,889)	$(315,894)	$(284,867)
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

4)	Market movement impacts on the Company’s investment portfolio
During the year ended December 31, 2013, interest rates increased in all of our major jurisdictions and corporate credit spreads tightened in all our major currencies but we saw modest spread widening in portions of our structured credit portfolio, most notably in Agency RMBS. The net impact of the market conditions on our investment portfolio resulted in a negative mark to market change of $732.5 million on our AFS investments. This represents an approximately 1.6% depreciation in average assets for the year ended December 31, 2013.
The following table provides further detail regarding the movements in relevant credit markets, as well as in government interest rates using selected market indices:

	Interest Rate Movement for the year ended December 31, 2013 (1) (‘+’/‘-’ represents increases / decreases in interest rates)	Credit Spread Movement for the year ended December 31, 2013 (2) (‘+’/‘-’ represents widening / tightening of credit spreads)
United States	+102 basis points (5 year Treasury)	-25 basis points (US Corporate A rated)
+8 basis points (US Mortgage Master Index)
+6 basis points (US CMBS, AAA rated)
United Kingdom	+119 basis points (10 year Gilt)	-43 basis points (UK Corporate, AA rated)
Euro-zone	+63 basis points (5 year Bund)	-30 basis points (Europe Corporate, A rated)
____________

(1)	Source: Bloomberg Finance L.P.

(2)	Source: Merrill Lynch Global Indices.
Net realized gains on investments in the year ended December 31, 2013 totaled $87.8 million, including net realized losses of approximately $16.3 million related to other-than-temporary impairment ("OTTI") charges on certain of our fixed income investments. For further analysis of this, see “Income Statement Analysis” below.
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
During the year ended December 31, 2013, we purchased and canceled 22.5 million shares for $673.3 million at an average price of $29.86 per share. At December 31, 2013, $275.0 million remained available for purchase under the February 2013 Program.
On February 21, 2014, we announced that the XL-Ireland Board of Directors approved an increase to the February 2013 Program, authorizing the purchase of up to $1 billion of our ordinary shares. This authorization includes the approximately $200 million that remained under the February 2013 Program prior to the increase.
All share buybacks were carried out by way of redemption in accordance with Irish law and the Company's constitutional documents. All shares so redeemed were canceled upon redemption.
Sale of 2.30% Senior Notes due 2018 and Sale of 5.25% Senior Notes due 2043
On November 21, 2013, XL-Cayman completed the public sale of $300 million aggregate principal amount of 2.30% Senior Notes due 2018 (the "2.30% Senior Notes") and the sale of $300 million aggregate principal amount of 5.25% Senior Notes due 2043 (the "5.25% Senior Notes, and, together with the 2.30% Senior Notes, the “Senior Notes”) at the issue price of 99.69% and 99.770% of the principal amount, respectively. The Senior Notes are fully and unconditionally guaranteed by XL-Ireland. The 2.30% Senior Notes bear interest at a rate of 2.30%, payable semi-annually, beginning on June 15, 2014, and mature on December 15, 2018. The 5.25% Senior Notes bear interest at a rate of 5.25%, per annum, payable semi-annually, beginning on June 15, 2014, and mature on December 15, 2043. XL-Cayman may redeem the Senior Notes, in whole or part, from time to time in accordance with the terms of the indenture pursuant to which the Senior Notes were issued. XL-Cayman received aggregate net proceeds of approximately $592.6 million from the offering, which we intend to use for the repayment at maturity of the outstanding $600 million principal amount of our 5.25% Senior Notes due September 2014.
Repayment of the 6.5% Guaranteed Senior Notes due January 2012 (the “XLCFE Notes”)
On January 15, 2012, the $600 million principal amount outstanding on the XLCFE Notes, which were issued by XL Capital Finance (Europe) plc, was repaid at maturity. For further detail, see Item 8, Note 13, “Notes Payable and Debt Financing Arrangements,” to the Consolidated Financial Statements included herein.
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

Geographical Zone (U.S. dollars in millions)	Peril	Measurement Date of In-Force Exposures (1)	1% Exceedance Probability		0.4% Exceedance Probability
			Probable Maximum Loss (2)	Percentage of Adjusted Tangible Shareholders’ Equity at December 31, 2013	Probable Maximum Loss (2)	Percentage of Adjusted Tangible Shareholders’ Equity at December 31, 2013
North Atlantic	Windstorm	October 1, 2013	$1,263	12.4%	$1,744	17.1%
North America	Earthquake	October 1, 2013	$894	8.8%	$1,517	14.9%
Europe	Windstorm	October 1, 2013	$535	5.2%	$761	7.5%
Japan	Earthquake	October 1, 2013	$236	2.3%	$282	2.8%
Japan	Windstorm	October 1, 2013	$115	1.1%	$213	2.1%
____________

(1)	Detailed analyses of aggregated in-force exposures and maximum loss levels are done periodically. The measurement dates represent the date of the last completed detailed analysis by geographical zone

(2)
Probable maximum losses, which include secondary uncertainty that incorporates variability around the expected probable maximum loss for each event, do not represent our maximum potential exposures and are pre-tax.

See “Significant Items Affecting the Results of Operations – 1) The impact of significant large loss events” above.

Regulatory Change
As part of our operational efficiency, management continues to actively monitor and assess the various regulatory initiatives and legislation that impact us or in the future could impact us. For example, management has been focused on Solvency II, which was adopted by the European Parliament in April 2009. This is a European Union ("E.U.") directive covering the capital adequacy and risk management of, and regulatory reporting for, European-based (re)insurers, as well as a new supervisory regime for the insurance industry. The Omnibus II directive was agreed to by the European Commission, the European Parliament and the Council of Ministers setting a Solvency II implementation date of January 1, 2016. The Central Bank of Ireland ("CBI") and Prudential Regulation Authority (“PRA”) have issued proposed interim reporting guidelines on applying the European Insurance and Occupational Pensions Authority (“EIOPA”) reporting guidelines for authorized firms to ensure their eventual readiness for Solvency II. Management continues to prepare for the implementation of Solvency II. See Item 1, “Business - Regulation.”
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

1)	Unpaid Loss and Loss Expenses and Unpaid Loss and Loss Expenses Recoverable
As we earn premiums for the underwriting risks we assume, we also establish an estimate of the expected ultimate losses related to the premium. Loss reserves for unpaid loss and loss expenses are established due to the significant periods of time that may elapse between the occurrence, reporting and settlement of a loss. The process of establishing reserves for unpaid property and casualty claims can be complex and is subject to considerable variability, as it requires the use of informed estimates and judgments. These estimates and judgments are based on numerous factors, and may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current laws change. Loss reserves include:

a)	Case reserves - reserves for reported losses and loss expenses that have not yet been settled; and

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

Since we rely on information regarding paid losses, case reserves and IBNR provided by ceding companies in order to assist us in estimating our liability for unpaid losses and loss adjustment expenses ("LAE"), we maintain certain procedures in order to help determine the completeness and accuracy of such information. Periodically, management assesses the reporting activities of our ceding companies on the basis of qualitative and quantitative criteria. In addition to conferring with ceding companies or brokers on claims matters, our claims personnel conduct periodic audits of specific claims and the overall claims procedures of our ceding companies at their offices. We rely on our ability to effectively monitor the claims handling and claims reserving practices of ceding companies in order to help establish the proper reinsurance premium for reinsurance agreements and to establish proper loss reserves. Disputes with ceding companies have been rare and generally have been resolved through negotiation.
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
IBNR Reserves
IBNR reserves represent management’s best estimate, at a given point in time, of the amount in excess of case reserves that is needed for the future settlement and loss adjustment costs associated with claims incurred. It is possible that the ultimate liability may differ materially from these estimates. Because the ultimate amount of unpaid losses and LAE is uncertain, we believe that quantitative techniques to estimate these amounts are enhanced by professional and managerial judgment. Management reviews the IBNR estimates produced by our actuaries and determines its best estimate of the liabilities to record in our financial statements. We consider this single point estimate to be the mean expected outcome.
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
When estimating IBNR reserves, each of our insurance and reinsurance business units segregate business into exposure classes. Within each class, the business is further segregated by either the year in which the contract incepted (“underwriting year”), the year in which the claim occurred (“accident year”), or the year in which the claim is reported (“report year”). The majority of the Insurance segment is reviewed on an accident year basis. Professional lines insurance business is mostly reviewed on a report year basis due to the claims made nature of the underlying policies. London Market insurance business is reviewed on an underwriting year basis as per Lloyd’s market practice. The vast majority of the Reinsurance segment is reviewed on an underwriting year basis. In each case, we believe the selected method most accurately represents the economic condition of the business.

Generally, initial actuarial estimates of IBNR reserves not related to a specific event are based on the loss ratio method applied to each class of business. Actual paid losses and case reserves (“reported losses”) are subtracted from expected ultimate losses to determine IBNR reserves. Estimates of the initial expected ultimate losses involve management judgment and are based on historical information for that class of business, which includes loss ratios, market conditions, changes in pricing and conditions, underwriting changes, changes in claims emergence, and other factors that may influence expected ultimate losses.
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
The pattern of loss emergence is determined using actuarial analysis and judgment and is based on the historical patterns of the recording of paid and reported losses by us, as well as industry information. Information that may cause historical patterns to differ from future patterns is considered and reflected in expected patterns as appropriate. For property, marine and aviation insurance, losses are generally reported within 2 to 3 years from the beginning of the accident year. For casualty insurance, loss emergence patterns can vary from 3 years to over 20 years depending on the type of business. For other insurance, loss emergence patterns fall between property and casualty insurance. For reinsurance business, loss reporting lags the corresponding insurance classes often by at least one quarter due to the need for loss information to flow from the ceding companies to us generally via reinsurance intermediaries. Such lags in loss reporting are reflected in the actuary’s selections of loss reporting patterns used in establishing our reserves.
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
Our three types of property and casualty reserve exposure with the longest tails are:

a)	high layer excess casualty insurance;

b)	casualty reinsurance; and

c)	discontinued asbestos and long-tail environmental business.
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
Discontinued asbestos and long-tail environmental business was contained within certain policies previously written by NAC Re Corp. (now known as XL Reinsurance America Inc.), prior to its acquisition by us; from business of Winterthur purchased by us from AXA Insurance in 2001; and from a loss portfolio transfer in 2006. At December 31, 2013, total gross unpaid losses and loss expenses in respect of this business represented less than 1% of unpaid losses and loss expenses. See Note 10(f), “Losses and Loss Expenses – Discontinued Asbestos and Run-Off Environmental Related Claims,” to the Consolidated Financial Statements included herein for further information.
Except for certain workers’ compensation (including long term disability) liabilities and certain bodily injury liability claims, emanating from U.K. exposures, predominantly from the U.K. motor liability portfolio, we do not discount our unpaid losses and loss expenses. We utilize tabular reserving for workers’ compensation unpaid losses that are considered fixed and determinable. The unpaid losses for the annuity component of U.K. motor claims are discounted to reflect the long tail nature of the structured settlements. For further discussion, see Note 10, “Losses and Loss Expenses,” to the Consolidated Financial Statements included herein.
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

The amount of our net unpaid losses and loss expenses relating to our operating segments at December 31, 2013 and 2012 was as follows.

(U.S. dollars in thousands)	2013	2012
Insurance	$11,512,569	$11,384,854
Reinsurance	5,553,761	5,737,564
Net unpaid losses and loss expenses	$17,066,330	$17,122,418

	Net Unpaid Losses and Loss Expenses
(U.S. dollars in thousands)	2013			2012
	Case Reserves	IBNR Reserves	Total Reserves	Case Reserves	IBNR Reserves	Total Reserves
Insurance:
Professional	$1,364,964	$3,102,974	$4,467,938	$1,399,190	$3,039,648	$4,438,838
Casualty	1,499,325	3,128,620	4,627,945	1,361,415	3,014,047	4,375,462
Property	416,038	200,083	616,121	367,463	199,189	566,652
Specialty	617,793	501,889	1,119,682	673,918	568,747	1,242,665
Other (1)	216,292	464,591	680,883	243,970	517,267	761,237
Total	$4,114,412	$7,398,157	$11,512,569	$4,045,956	$7,338,898	$11,384,854
Reinsurance:
Casualty (2)	$1,514,621	$1,915,734	$3,430,355	$1,489,726	$2,039,396	$3,529,122
Property catastrophe (3)	276,004	187,743	463,747	165,748	248,270	414,018
Other property	415,238	415,175	830,413	461,717	537,912	999,629
Marine, energy, aviation and satellite	406,248	47,834	454,082	387,443	119,430	506,873
Other (1)	161,166	213,998	375,164	180,312	107,610	287,922
Total	$2,773,277	$2,780,484	$5,553,761	$2,684,946	$3,052,618	$5,737,564
TOTAL	$6,887,689	$10,178,641	$17,066,330	$6,730,902	$10,391,516	$17,122,418
____________

(1)
Other within the Insurance segment includes: excess and surplus, programs, surety, structured indemnity and certain discontinued lines. Other within the Reinsurance segment includes: whole account contracts, surety, structured indemnity and other lines.

(2)	Within the Reinsurance segment, casualty-other and casualty-professional lines of business are shown in the aggregate.

(3)	Property catastrophe IBNR includes event specific reserves for losses that our insureds and cedants have informed us they expect to incur but have not yet had reported known claims.
As noted above, management reviews the IBNR estimates produced by our actuaries and determines its best estimate of the liabilities to record in our financial statements. We consider this single point estimate to be the mean expected outcome. Management believes that the actuarial methods utilized adequately provide for loss development.
While the proportion of unpaid losses and loss expenses represented by IBNR is sensitive to a number of factors, the most significant ones have historically been accelerated business growth and changes in business mix. Other factors that have affected the ratio in the past include additions to prior period reserves, catastrophic occurrences, settlement of large claims and changes in claims settlement patterns. The ratio of IBNR to total reserves was consistent from year-end 2012 to year-end 2013.
IBNR reserves are estimated by our actuaries using standard actuarial methodologies as discussed above. Since the year ended December 31, 2003, we adopted a methodology that provides a single point reserve estimate separately for each line of business and also a range of possible outcomes across each single point reserve estimate. This is discussed further below.
The following table shows the recorded estimate and the high and low ends of the range of our net unpaid losses and loss expenses for each of the lines of business noted above at December 31, 2013:

(U.S. dollars in thousands)	Net Unpaid Losses and Loss Expenses Recorded	Range of Net Unpaid Losses & Loss Expenses Estimated HIGH	Range of Net Unpaid Losses & Loss Expenses Estimated LOW
Insurance
Professional	$4,467,938	$4,995,021	$3,964,094
Casualty	4,627,945	$5,178,890	$4,101,998
Property	616,121	$703,827	$533,038
Specialty	1,119,682	$1,216,525	$1,026,014
Other (1)	680,883	$787,972	$579,514
Total (2)	$11,512,569	$12,524,729	$10,534,053
Reinsurance
Casualty (3)	$3,430,355	$3,766,404	$3,106,725
Property catastrophe	463,747	$545,248	$387,485
Other property	830,413	$1,009,064	$665,612
Marine, energy, aviation and satellite	454,082	$532,571	$380,557
Other (1)	375,164	$426,910	$326,061
Total (2)	$5,553,761	$6,059,121	$5,065,768
Total	$17,066,330
____________

(1)
Other within the Insurance segment includes: excess and surplus, surety, programs, structured indemnity and certain discontinued lines. Other within the Reinsurance segment includes: whole account contracts, surety, structured indemnity and other lines.

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
Our methodology in 2013 for calculating reserve ranges around our single point reserve estimate is consistent with that used in 2012. We modeled a statistical distribution of potential reserve outcomes over a one year run-off period for each of the approximately 37 lines of business. Where appropriate, lines of business were evaluated at a more granular level and then aggregated to appropriately reflect differing levels of volatility within each line of business, for example, in respect of attritional, large, catastrophe and clash losses. In doing so we evaluated a number of alternative models, and for each line of business our actuaries selected the distribution parameters deemed to be most appropriate. Factors affecting this decision included an assessment of the model fit, availability and relevance of data and the impact of changes in business mix. We used the modeled statistical distribution to calculate an 80% prediction interval for the potential reserve outcomes over this one year run-off period. The high and low end points of the ranges set forth in the above table are such that there is a 10% modeled probability that the reserve will develop higher than the high point and a 10% modeled probability that the reserve will develop lower than the low point.
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
Reserve volatility was analyzed for each line of business within both the Reinsurance and Insurance segments using our historical data, supplemented by industry data. These ranges were then aggregated to the lines of business shown above taking into account correlation between lines of business. The practical result of the correlation approach to aggregation is that the ranges by line of business disclosed above are narrower than the sum of the ranges of the individual lines of business. Similarly, the range for our total reserves in the aggregate is narrower than the sum of the ranges for the lines of business disclosed above.
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
The future policy benefit reserves for annuity portfolio reinsurance contracts amounted to $4.0 billion at both December 31, 2013 and 2012. The requirement to unlock assumptions used to value these reserves arising from changes to assumptions on investment yield and mortality is discussed below along with sensitivities for changing mortality and investment yield assumptions.
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

Claims and expenses for individual policies within these annuity reinsurance contracts are projected over the lifetime of the contract to calculate a net present value of future cash flows. Assumptions for each element of the basis (mortality, expenses and interest) are determined at the issuance of the contract and these assumptions are locked-in throughout the term of the contract unless a premium deficiency exists. The assumptions are best estimate assumptions plus provisions for adverse deviations on the key risk elements (i.e., mortality and interest). Provisions for adverse deviation are designed to cover reasonable deviations from the best estimate outcome of the contract. As the experience on the contracts emerges, the assumptions are reviewed. This occurs at least annually and includes both an analysis of experience and review of likely future experience. If such review would produce reserves in excess of those currently held then locked-in assumptions will be revised and a loss recognized. Such a loss could be material relative to the results of operations for the year. The future policy benefit reserves provisions for adverse deviation in excess of best estimate assumptions consistent with the underlying pricing amounted to approximately $91 million and $52 million at December 31, 2013 and 2012, respectively.
The future policy benefit reserves would only be increased if these provisions for adverse deviation no longer existed in the light of emerging claims experience. The present value of future claims would increase by approximately $17 million if mortality rates were to decrease by 1% in all future years, relative to the reserving assumptions. We hold the investment assets backing these liabilities. These investments are primarily fixed income securities with maturities that closely match the expected claims settlement profile. A 0.1% decrease in the investment yield assumption would result in approximately a $33 million increase in the value of future claims related to annuity portfolio reinsurance.
During the years ended December 31, 2013, 2012 and 2011, there were no adjustments to the locked-in assumptions for these annuity reinsurance contracts.
We also provide reinsurance of disability income protection, for an in-force block of business. The future policy benefit reserves for these contracts amounted to approximately $104 million and $101 million at December 31, 2013 and 2012, respectively. Future policy benefit reserves include the lock-in of assumptions at inception with periodic review against experience. The liabilities relate to in-force blocks of business, comprising underlying insurance policies that provide an income if the policyholder becomes sick or disabled. The liabilities are therefore driven mainly by the rates at which policyholders become sick (where sickness is defined by the policy conditions) and by the rates at which these policyholders recover or die. A 1% increase in the incidence rate would increase the value of future claims by approximately $1.2 million, while a 1% decrease in the termination rate would increase the value of future claims by approximately $2.9 million. Although reserve assumptions related to this business have been unlocked in the past, no changes to the revised locked-in assumptions were made in 2013, 2012 and 2011.
We also provide reinsurance of term assurance and critical illness policies written in the U.K., Ireland and the United States. The future policy benefit reserves for these contracts amounted to approximately $286 million and $271 million at December 31, 2013 and 2012, respectively. This increase was caused by aging of the portfolio, combined with movements of the U.K. sterling and Euro against the U.S. dollar over 2013. Future policy benefit reserves include the lock-in of assumptions at inception with periodic review against experience. The provisions for adverse deviation in these reserves amounted to approximately $25 million and $24 million at December 31, 2013 and 2012, respectively.
The liabilities relate to in-force blocks of business and to treaties that accepted new business up until the end of 2009, comprising underlying insurance policies that provide mainly lump sum benefits if the policyholder dies or becomes sick. For term assurance, the liabilities are therefore driven by the rates of mortality and for critical illness cover, the liabilities are driven predominantly by the rates at which policyholders become sick, where sickness is defined by the treaty conditions (i.e., the morbidity rates). A 1% increase in the mortality rate relative to the reserving assumption would increase the value of future claims by approximately $2.9 million, and a 1% increase in the morbidity rate would increase the value of future claims by approximately $1.0 million.
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
We also provided reinsurance of a block of U.S. based term assurance, which was novated to us from an insurance affiliate in December 2002. The future policy benefit reserves for these contracts amounted to approximately $268 million and $257 million at December 31, 2013 and 2012, respectively. Future policy benefit reserves are established in accordance with the provisions of general authoritative guidance on accounting for insurance enterprises, including the lock-in of assumptions at inception with periodic review against experience.
The liabilities relate to in-force blocks of business, which are comprised of underlying insurance policies that provide mainly lump sum benefits if the policyholder dies. The liabilities are therefore driven by the rates of mortality, and a 1% increase in the mortality rate relative to the reserving assumption would increase the value of future claims by approximately

$6.9 million. The liabilities are also affected by lapse experience, and a 1% decrease in lapse rates relative to the reserving assumption would increase the reserve by approximately $1.3 million. Following a review of mortality and lapse experience in 2013, the revised locked-in assumptions were again unlocked and further revised, resulting in an increase in the reserve of $14.0 million. No changes to the locked-in assumptions were made in years ended December 31, 2012 or 2011.
For further information see Item 8, Note 12, “Future Policy Benefit Reserves,” to the Consolidated Financial Statements included herein.

3)	Other-Than-Temporary Declines in Investments (“OTTI”)
Our process for identifying declines in the fair value of investments that are other-than-temporary involves consideration of several factors. The primary factors include (i) an analysis of the liquidity, business prospects and financial condition of the issuer including consideration of credit ratings, (ii) the significance of the decline, (iii) an analysis of the collateral structure and other credit support, as applicable, of the securities in question, and (iv) for debt securities, whether we intend to sell such securities. In addition, the authoritative guidance requires that OTTI for certain asset backed and mortgage backed securities are recognized if the fair value of the security is less than its discounted cash flow value and there has been a decrease in the present value of the expected cash flows since the last reporting period. Where our analysis of the above factors results in our conclusion that declines in fair values are other-than-temporary, the cost of the security is written down to discounted cash flow and a portion of the previously unrealized loss is therefore realized in the period such determination is made.
If we intend to sell an impaired debt security, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, the impairment is other-than-temporary and is recognized in earnings in an amount equal to the entire difference between fair value and amortized cost.
There are risks and uncertainties associated with determining whether declines in the fair value of investments are other-than-temporary. These include subsequent changes in general economic conditions as well as specific business conditions affecting particular issuers, our liability profile, subjective assessment of issue-specific factors (seniority of claims, collateral value, etc.), future financial market effects, stability of foreign governments and economies, future rating agency actions and significant disclosure of accounting, fraud or corporate governance issues that may adversely affect certain investments. In addition, significant assumptions and management judgment are involved in determining if the decline is other-than-temporary. If management determines that a decline in fair value is temporary, then a security’s value is not written down at that time. However, there are potential effects upon our future earnings and financial position should management later conclude that some of the current declines in the fair value of the investments are other-than-temporary declines. See “Investment Activities” herein for further information on other-than-temporary declines in the value of investments and unrealized loss on investments.
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

	Average Cumulative Losses by Vintage
	2007	2006	2005	2004
Alt-A – Non Option ARM	38%	26%	11%	3%
Alt-A Option ARM	36%	33%	17%	5%
Prime	20%	13%	7%	1%
Subprime	48%	35%	18%	7%
(2) Core Collateralized Debt Obligations ("CDOs")
In conjunction with our investment managers, we utilize a scenario-based approach to reviewing the majority of our CDO portfolio, which consists primarily of collateralized loan obligations. The five significant scenarios utilized in the model consist of:

▪	2 base cases assuming asset defaults are equivalent to either the expected corporate default probabilities, or the cumulative default rates for similar time frames from the period of 1983 to 2010.

▪
Optimistic/pessimistic cases assuming assets have a default rate equivalent to 1 rating notch higher/ lower than their current rating and if on positive/negative watch then 2 notches higher/lower than their current rating.

▪	A market implied scenario based on the current asset market price, assuming that lower priced loans have a higher default rate.
The weighted scenario of the five scenarios above is used for the determination of a potential impairment. If losses are forecast to be below the subordination level for the tranche held by us, the security is determined not to be impaired. The weighting between these scenarios varies over time depending on market conditions, but the weighting used for the year end 2013 evaluation consisted of 55% to the base cases noted above, 10% to the optimistic case, 10% to the pessimistic case, and 25% to the market implied case. For the non-collateralized loan obligation portion of the core CDO portfolio, we utilize specific default scenarios related to the particular underlying assets.
(3) Other structured security classes
The remainder of the gross unrealized losses related to our structured securities portfolio is concentrated in the following significant asset classes:

▪
Other asset-backed securities ("ABS"), which is a mix of mostly investment grade credit card, auto and non-U.S. ABS structures that have risk and performance characteristics unrelated to the U.S. housing market. In cases where these sectors have met Company screens, the individual securities are evaluated based on fundamental credit analysis of the underlying structure.

▪
Commercial mortgage-backed securities ("CMBS"), which are dominated by AAA rated holdings that generally have high levels of credit subordination, are highly diversified and priced reasonably close to par. We review these holdings on an individual security basis to the extent they meet the screens noted above, but generally do not believe these securities have a high risk of credit loss given their high subordination levels.

Credit loss analysis – corporate sector securities
Credit losses on corporate securities are determined on an individual security basis. We review the circumstances and conditions associated with credit issuers, including considering credit rating and forecasted operating and financing activities of the issuer, and will make a determination as to whether we believe the issuer is likely to fully meet its contractual principal and interest obligations. To the extent we do not believe that an issuer will meet these obligations, we recognize a credit loss as the difference between the amortized cost and the estimated present value of cash flows expected to be received. We review the ability to pay at the lowest tier (i.e., most subordinated) of the capital structure at which we hold securities, and, to the extent we are satisfied in the performance of this tier, conclude that any more senior tiers are also likely to meet obligations.
We evaluate the credit losses associated with medium term notes, which generally represent notes backed primarily by investment grade European credit. We evaluate the cash flows expected from the notes over their remaining expected life, including an evaluation of the likelihood of current holdings to meet their principal and interest obligations, and incorporate current reinvestment assumptions on any security maturities or reinvestment of cash flows. These cash flows are discounted at the current yield, adjusted for changes in interest rates for floating rate securities, and, to the extent the discounted cash flow value is below the amortized cost, we recognize an impairment charge.

4)	Income Taxes
We utilize the asset and liability method of accounting for income taxes. Under this method, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
We had net operating tax loss carry forward balances of $89.2 million and $83.1 million against which a valuation allowance of $44.7 million and $73.8 million at December 31, 2013 and 2012, respectively, was established. We had realized capital loss carry forward balances of approximately $141.0 million and $196.5 million at December 31, 2013 and 2012, respectively. We held a valuation allowance against the associated tax of approximately $141.0 million and $196.5 million at December 31, 2013 and 2012, respectively. In addition, we had capital losses arising from the sale of investments to a group company of $69.5 million and $97.6 million at December 31, 2013 and 2012, respectively. We held a full valuation allowance against the associated tax of $69.5 million and $97.6 million, respectively.
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
In evaluating our tax positions, we recognize the tax benefit from an uncertain tax position only if, based on the technical merits of the position, it is more likely than not that the tax position will be sustained upon examination by the taxing authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach, whereby the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement is recognized. The tax positions that we have taken or expect to take are based upon the application of tax laws and regulations, which are subject to interpretation, judgment and uncertainty. As a result, our actual liability for income taxes may differ significantly from our estimates.
For further information see “Other Revenues and Expenses” and Item 8, Note 22, “Taxation,” to the Consolidated Financial Statements included herein.

5)	Reinsurance Premium Estimates
We write business on both an excess of loss and proportional basis. In the case of excess of loss contracts, the subject written premium is generally outlined within the treaty and we receive a minimum and/or deposit premium on a quarterly basis, which is normally followed by an adjustment premium based on the ultimate subject premium for the contract. An estimate of premium is recorded at the inception of the contract. We estimate the premium written on the basis of the expected subject premium and regularly review this against actual quarterly statements to revise the estimate based on the information provided by the cedant.
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
Written premiums on excess of loss contracts are earned in accordance with the loss occurring period defined within the treaty, normally 12 months following inception of the contract. Written premiums on proportional contracts are earned over the risk periods of the underlying policies issued and renewed, normally 24 months. For both excess of loss and proportional contracts, the earned premium is recognized ratably over the earning period, namely 12 to 24 months. The portion of the premium related to the unexpired portion of the policy at the end of any reporting period is reflected in unearned premiums.
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
At both December 31, 2013 and 2012, the amount of premiums receivable related to our reinsurance operations amounted to $1.2 billion.
A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, are not currently due based on the terms of the underlying contracts. Management reviews the premiums receivable balance at least quarterly and provides a provision for amounts deemed to be uncollectible. We recorded a provision for uncollectible premiums receivable related to our reinsurance operations at December 31, 2013 and 2012 of $1.5 million and $0.9 million, respectively.
The amount of proportional and excess of loss reinsurance gross premiums written and acquisition expenses recognized by our reinsurance operations for each line of business for the years ended December 31, 2013, 2012 and 2011 was as follows:

(U.S. dollars in thousands)	2013		2012		2011
	Gross Premiums Written	Acquisition Expenses	Gross Premiums Written	Acquisition Expenses	Gross Premiums Written	Acquisition Expenses
Proportional Contracts:
Casualty – professional lines	$59,213	$17,383	$64,061	$16,948	$65,492	$19,422
Casualty – other lines	113,709	27,260	120,829	31,906	115,835	30,657
Other property	417,698	134,823	484,615	146,412	693,825	145,367
Marine, energy, aviation and satellite	34,202	11,165	51,253	13,085	50,438	12,556
Other (1)	106,331	18,643	76,598	17,206	90,846	25,796
Total proportional contracts	$731,153	$209,274	$797,356	$225,557	$1,016,436	$233,798
Excess of Loss Contracts:
Casualty – professional lines	$139,946	$28,997	$157,293	$29,092	$151,897	$28,055
Casualty – other lines	218,444	37,164	211,734	34,144	176,672	26,602
Property catastrophe	556,493	49,128	537,087	43,816	461,742	43,705
Other property	169,580	16,356	168,898	17,663	153,991	17,659
Marine, energy, aviation and satellite	57,795	7,557	118,632	10,354	105,723	9,267
Other (1)	20,200	4,912	17,157	7,546	7,158	4,656
Total excess of loss contracts	$1,162,458	$144,114	$1,210,801	$142,615	$1,057,183	$129,944
____________

(1)	Other includes whole account, credit, surety, structured indemnity and other lines.

6)	Goodwill and Other Intangible Assets
We have recorded goodwill in connection with various acquisitions in prior years. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. We test goodwill for potential impairment annually as of June 30 and between annual tests if an event occurs or circumstances change that may indicate that potential exists for the fair value of a reporting unit to be reduced to a level below its carrying amount. We test for impairment at the reporting unit level in accordance with the authoritative guidance on intangibles and goodwill. For the reinsurance segment, in which all of our current goodwill resides, a reporting unit is one level below the business segment, while for insurance, the segment traditionally was also the reporting unit. The first step is to identify potential impairment by comparing the estimated fair value of a reporting unit to the estimated book value, including goodwill. The fair value of each reporting unit is derived based upon valuation techniques and assumptions we believe market participants would use to value the business and this is then compared to the book value of the business. We derive the net book value of our reporting units by estimating the amount of shareholders’ equity required to support the activities of each reporting unit. The estimated fair values of the reporting units are generally determined utilizing methodologies that incorporate price-to-net-tangible-book and price-to-earnings multiples of certain comparable companies, from an operational and economic standpoint. If such estimated fair value, combined with an estimate of an appropriate control premium, indicates a “close call” or potential impairment, further analysis using discounted cash flows is performed and the results of the various valuation methodologies are weighted to arrive at the estimated fair value for each reporting unit. A control premium represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the respective company. If the estimated fair value exceeds the book value, goodwill at the reporting unit level is not deemed to be impaired. If the book value exceeds the estimated fair value, the second step of the process is performed to measure the amount of impairment.
We had goodwill of $396.2 million at December 31, 2013, all relating to the Reinsurance segment. The estimated fair values of the reporting units carrying goodwill exceeded their estimated net book values at December 31, 2013 and therefore no impairments were recorded during 2013. We completed an interim impairment test during the fourth quarter of 2011 that resulted in a non-cash goodwill impairment charge of $429.0 million representing the full amount of goodwill relating to the insurance segment. The impairment was determined using the methodologies described above, which included discounted cash flow analyses and comparison with similar companies using their publicly traded price multiples as the basis for valuation. Continued low valuations in the insurance industry as a whole combined with several years of poor underwriting performance in the segment impacted the technical valuations resulting in the impairment; however, management continues to see significant value in our global insurance platform.
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
The following table summarizes the underwriting profit (loss) for the Insurance segment:

(U.S. dollars in thousands)	2013	2012	2011	Percentage change
				2013 to 2012	2012 to 2011
Gross premiums written	$5,523,181	$5,166,973	$4,824,665	6.9%	7.1%
Net premiums written	4,154,093	4,072,511	3,707,664	2.0%	9.8%
Net premiums earned	4,267,677	3,924,636	3,663,727	8.7%	7.1%
Net losses and loss expenses	(2,829,999)	(2,691,056)	(2,951,413)	5.2%	(8.8)%
Acquisition costs	(529,270)	(504,227)	(461,965)	5.0%	9.1%
Operating expenses	(782,677)	(754,308)	(683,814)	3.8%	10.3%
Underwriting profit (loss)	$125,731	$(24,955)	$(433,465)	N/M	N/M
Net results – structured products	15,562	20,978	10,976	(25.8)%	91.1%
Net fee income and other (expense)	(9,317)	850	(16,370)	N/M	N/M
____________

*	N/M - Not Meaningful
Gross Premiums Written
The following table summarizes our gross premiums written by business group for the Insurance segment:

(U.S. dollars in thousands)	2013	2012	2011	Percentage change
				2013 to 2012	2012 to 2011
IPC	$1,376,246	$1,294,817	$1,242,581	6.3%	4.2%
NAPC	1,774,596	1,520,050	1,332,962	16.7%	14.0%
Professional	1,465,689	1,460,018	1,377,560	0.4%	6.0%
Specialty	906,650	892,088	871,562	1.6%	2.4%
Total	$5,523,181	$5,166,973	$4,824,665	6.9%	7.1%
2013 vs. 2012: Gross premiums written increased by 6.9%. The following is a summary of the premium movements by business group:

▪
IPC - increase of 6.3% driven mainly by higher renewed premiums across most businesses and strong pricing, most notably in primary casualty and middle markets, as well as growth in new business in property, partially offset by lower levels of new business in primary casualty and middle markets.

▪
NAPC - increase of 16.7% largely driven by strong new business in construction, primary casualty and environmental as well as higher renewed premiums in property, primary and excess casualty, surplus lines and construction.

▪
Professional - increase of 0.4% driven primarily by increases in new business and renewed select business (which offers professional liability to small and mid-size niche professional groups in the United States) primarily in the technology errors and omissions and programs lines of businesses; new business in Bermuda and strong pricing in the U.S., partially offset by international due to the non-renewal of a large program focused on legal professionals and lower new business.

▪
Specialty - increase of 1.6% due to new business in marine, and our crisis management and political risk business initatives, improved renewed premiums in our fine art and specie and marine businesses, partially offset by lower renewed premiums and lower new business in aerospace.

Foreign exchange rate movements did not significantly impact our gross premiums written.
2012 vs. 2011: Gross premiums written increased by 7.1%. The following is a summary of the premium movements by business group:

▪
IPC - increase of 4.2% mainly due to improved retention levels and positive amendments to prior year premium estimates in primary casualty and middle market lines, partially offset by lower retention and lower new business in property as a result of underwriting actions for business that did not meet our return requirements and the unfavorable impact of foreign exchange rates in all lines.

▪
NAPC - increase of 14.0% largely driven by new business growth across most lines including surplus lines, construction and primary casualty, improved retention for property, construction, and primary casualty, and improved pricing in all lines over the prior year, partially offset by lower multi-year transactions in excess casualty.

▪
Professional - increase of 6.0% largely driven by improved pricing and retention as well as new business in the U.S. professional business, and favorable retention in the select and international businesses, partially offset by lower new business in international.

▪
Specialty - increase of 2.4% due to the new political risk business and new business and favorable amendments to prior year premium estimates in marine, partially offset by lower retention levels and adverse amendments to prior year premium estimates in aerospace.

Foreign exchange rate movements also impacted our gross premiums written. When evaluated in local currency, our gross written premiums increased by 8.8%, compared to the 7.1% shown above.
Net Premiums Written
2013 vs. 2012: The increase of 2.0% resulted from the gross premium written increases outlined above partially offset by an increase in ceded premiums written. The increase in ceded premiums written primarily relates to:

▪
A modification in the reinsurance structure to one that employs proportional reinsurance in the Professional business group as well as higher utilization of this proportional reinsurance in our U.S. and select businesses in order to take advantage of favorable market terms;

▪	An increase in global property writings that involve cessions to co-insurers and/or the captive insurance operations of our insureds;

▪	Higher reinsurer participation on certain casualty treaties; and

▪	An increase in certain proportional reinsurance treaties cessions from higher NAPC construction writings.
This increase was also partially offset by the favorable impact of higher marine and Sandy reinstatement premiums as well as the effect of reinsurance coverage on certain NAPC discontinued lines in the prior year.
2012 vs. 2011: The increase of 9.8% resulted from the gross premium written increases outlined above together with a decrease in ceded premiums written. The decrease in ceded premiums written primarily relates to:

▪
Decreased utilization of facultative reinsurance, primarily in IPC property, following the cancelation of a large general property program in 2011 and lower gross premiums written as a result of underwriting actions for business that did not meet our return requirements;

▪	Changes in the structure and reinsurer participation of certain NAPC casualty and professional reinsurance treaties;

▪	Lower cessions as a result of a lower level of premiums subject to the Professional treaty; and

▪	Favorable impact of foreign exchange rates.
Partially offsetting these were increases in ceded premium as a result of:

▪	Changes in the structure, protection layers and costs of certain property and IPC casualty reinsurance treaties;

▪	A new reinsurance cover in NAPC programs; and

▪	Additional reinstatement premiums in 2012 as a result of marine and Sandy losses.
Net Premiums Earned
2013 vs. 2012: The increase of 8.7% is a reflection of the overall growth in net premiums written across all business groups in recent quarters and is mainly attributable to the earn through of strong 2013 and 2012 production in most NAPC businesses, IPC primary casualty and middle market lines and U.S. and select professional business, as well as the impact of lower reinstatement premiums than in the prior year period for marine and Sandy losses, partially offset by lower earned premiums in aerospace and international professional.

2012 vs. 2011: The increase of 7.1% primarily resulted from higher net premiums written earned in NAPC, Professional and Specialty and favorable amendments to certain prior year premium estimates, partially offset by lower production in IPC property as a result of underwriting actions for business that did not meet our return requirements and from ceded reinstatement premiums for marine and Sandy losses.
Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Insurance segment:

	2013	2012	2011	Percentage Point Change
				2013 to 2012	2012 to 2011
Loss and loss expense ratio	66.3%	68.6%	80.6%	(2.3)	(12.0)
Acquisition expense ratio	12.4%	12.8%	12.6%	(0.4)	0.2
Operating expense ratio	18.4%	19.2%	18.6%	(0.8)	0.6
Underwriting expense ratio	30.8%	32.0%	31.2%	(1.2)	0.8
Combined ratio	97.1%	100.6%	111.8%	(3.5)	(11.2)
The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Insurance segment for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011	Percentage Point Change
				2013 to 2012	2012 to 2011
Loss and loss expense ratio	66.3%	68.6%	80.6%	(2.3)	(12.0)
Prior year reserve development	2.4%	3.5%	2.0%	(1.1)	1.5
Loss ratio excluding prior year development	68.7%	72.1%	82.6%	(3.4)	(10.5)
Loss Ratio – excluding prior year development
2013 vs. 2012: The 3.4 percentage point decrease in the loss ratio excluding prior year development was predominantly due to lower levels of catastrophe losses occurring in 2013. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events were $104.0 million lower than in the same period in 2012 mainly due to losses from Sandy in 2012. Excluding favorable prior year development, net natural catastrophe losses and related reinstatement premiums in both periods, the loss ratio for the year ended December 31, 2013 compared to the same period of 2012 decreased by 0.7% percentage points to 65.9% due to the impact of underwriting actions taken in the prior years on the current year loss ratio and favorable business mix, partially offset by a higher level of large non-natural catastrophe property losses in 2013 as compared to 2012.
2012 vs. 2011: The 10.5 percentage point decrease in the loss ratio excluding prior year development was predominantly due to lower levels of catastrophe losses occurring in 2012. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events were $132.1 million lower than in the same period of 2011. Excluding prior year development, net natural catastrophe losses and related reinstatement premiums in both periods, the loss ratio decreased by 6.4 points to 66.6%, due to large loss activity in the IPC and NAPC energy and property units in 2011, as well as business mix changes and underwriting improvements.
For further details on large loss activity including losses from natural catastrophes for the years ended December 31, 2013, 2012 and 2011, see "Significant Items Affecting the Results of Operations - 1) The Impact of Significant Large Loss Events " above.

Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by business group relating to the Insurance segment for the years ended December 31, 2013, 2012 and 2011:

(U.S. dollars in millions)	2013	2012	2011
Property	$(46,387)	$(46,735)	$(8,922)
Casualty	(21,983)	(61,133)	34,500
Professional	75,045	(106,360)	(87,520)
Specialty	(140,740)	(61,755)	(71,285)
Other (1)	32,026	135,917	56,711
Total	$(102,039)	$(140,066)	$(76,516)
____________

(1)	Other includes excess and surplus, programs, surety, structured indemnity and certain discontinued lines.
For further information on the net favorable prior year reserve development for the years ended December 31, 2013, 2012 and 2011, see Item 8, Note 10 to the Consolidated Financial Statements, “Losses and Loss Expenses.”
Acquisition Costs and Operating Expenses
Underwriting Expense Ratio
2013 vs. 2012: The decrease of 1.2 percentage points was due to both a decrease in the acquisition expense ratio of 0.4 percentage points combined with a decrease in the operating expense ratio of 0.8 percentage points, as follows:

▪
Acquisition expense ratio - decreased 0.4 percentage points largely from the favorable changes in the reinsurance structure for the professional businesses and NAPC casualty business during 2013 mentioned above, the impact of marine and Sandy reinstatement premiums and adverse ceded earned premium adjustments, primarily in NAPC in 2012, partially offset by lower ceding income in the IPC casualty business and increased commissions or adverse business mix in certain NAPC and Specialty lines in 2013.

▪
Operating expense ratio - decreased 0.8 percentage points due to the leveraging of the growth in net premiums earned for the year ended December 31, 2013 compared to the same period of 2012, partially offset by higher compensation and professional fees compared to 2012.

2012 vs. 2011: The increase of 0.8 percentage points was due to both an increase in the acquisition expense ratio of 0.2 percentage points combined with an increase in the operating expense ratio of 0.6 percentage points, as follows:

▪
Acquisition expense ratio - increased largely from the impact of reinstatement premiums and other adjustments to earned premium, lower ceding income in IPC, NAPC and Professional and a change in the mix of direct business in Professional.

▪	Operating expense ratio - increased mainly due to higher compensation expenses resulting from higher variable compensation costs and certain severance costs in 2012.
Net Results – Structured Products
Net results from structured insurance products includes net investment income of $37.3 million, $35.6 million and $31.6 million and interest expense of $21.8 million, $14.5 million and $20.6 million, respectively, for the years ended December 31, 2013, 2012 and 2011.
2013 vs. 2012:. The decrease in the net results from structured insurance products of 25.8% was from lower interest expense recorded in the year ended December 31, 2012 as a result of an accretion rate adjustment, due to changes in the expected cash flows and payout patterns on certain structured indemnity contracts.
2012 vs. 2011: The increase in the net results from structured insurance products of 91.1% was from lower interest expense recorded in the year ended December 31, 2012 as a result of an accretion rate adjustment, due to changes in the expected cash flows and payout patterns on certain structured indemnity contracts, partially offset by higher net investment income in the year ended December 31, 2011 from a larger invested asset base.
For further information about these structured indemnity contracts that are accounted for as deposit contracts see Item 8, Note 11 to the Consolidated Financial Statements, “Deposit Liabilities.”

Fee Income and Other
2013 vs. 2012: The decrease in net fee income and other was largely due to lower revenues in our risk engineering services business and ancillary fee income in IPC property and primary casualty compared to the prior year.
2012 vs. 2011: The increase was a result of higher income related to our loss prevention consulting services as well as lower expenses in Professional related to the cost of an endorsement facility with National Indemnity Company, which ended in 2011. For further information about this facility, see Item 8, Note 7, “Other Investments,” to the Consolidated Financial Statements included herein.
Reinsurance
As outlined in Item 1, “Business,” the Reinsurance segment provides casualty, property risk, property catastrophe, marine, aviation and other specialty reinsurance on a global basis, with business being written on both a proportional and non-proportional treaty basis and also on a facultative basis. Our reinsurance operations are structured geographically into business groups: Bermuda, North America and International (Europe, Asia Pacific and Latin America). During the second quarter of 2013, the business groups were realigned to include Latin America within the International business group.
The following table summarizes the underwriting profit (loss) for the Reinsurance segment:

(U.S. dollars in thousands)	2013	2012	2011	Percentage change
				2013 to 2012	2012 to 2011
Gross premiums written	$1,893,611	$2,008,157	$2,073,619	(5.7)%	(3.2)%
Net premiums written	1,749,889	1,884,508	1,725,724	(7.1)%	9.2%
Net premiums earned	1,746,422	1,841,342	1,663,385	(5.2)%	10.7%
Net losses and loss expenses	(901,465)	(1,074,426)	(1,126,978)	(16.1)%	(4.7)%
Acquisition costs	(353,388)	(368,172)	(324,128)	(4.0)%	13.6%
Operating expenses	(166,238)	(157,657)	(176,167)	5.4%	(10.5)%
Underwriting profit (loss)	$325,331	$241,087	$36,112	34.9%	N/M
Net results – structured products	8,229	(15,721)	12,053	N/M	N/M
Net fee income and other	2,320	2,492	3,903	(6.9)%	(36.2)%
____________

*	N/M - Not Meaningful
Gross Premiums Written
The following table summarizes our gross premiums written by business group for the Reinsurance segment:

(U.S. dollars in thousands)	2013	2012	2011	Percentage change
				2013 to 2012	2012 to 2011
Bermuda	$556,905	$532,515	$453,714	4.6%	17.4%
North America	513,032	562,383	766,050	(8.8)%	(26.6)%
International	823,506	916,268	858,037	(10.1)%	6.8%
Other (1)	168	(3,009)	(4,182)	N/M	(28.0)%
Total	$1,893,611	$2,008,157	$2,073,619	(5.7)%	(3.2)%
____________

(1)	Other relates to discontinued structured indemnity.

*	N/M - Not Meaningful
2013 vs. 2012: Gross written premiums decreased by 5.7%. The following is a summary of the premium movements by business group:

▪
Bermuda - increase of 4.6%, due to new whole account business, partially offset by higher property catastrophe reinstatement premiums in 2012, driven by Sandy losses, and unfavorable property catastrophe renewals due to lower rates.

▪	North America - decrease of 8.8%, primarily as a result of the non-renewal of a crop quota share program, partially offset by a new agricultural program.

▪
International - decrease of 10.1%, attributable to the non-renewal of certain marine exposures as a result of the re-underwriting of this line to manage aggregate exposures; reduced and non-renewals of new business and certain premium adjustments in casualty; lower renewals in Latin America as a result of re-underwriting activities and competitive market conditions in the region; and higher reinstatement premiums in 2012, driven by marine and Sandy losses.

Foreign exchange rate movements also impacted our gross premiums written. When evaluated in local currency, our gross written premiums decreased by 6.0%, compared to the 5.7% shown above.
2012 vs. 2011: Gross premiums written decreased by 3.2%. The following is a summary of the premium movements by business group:

▪	Bermuda - increase of 17.4%, due to favorable property catastrophe and other property renewals with price, share, line and capacity increases and new business.

▪
North America - decrease of 26.6%, primarily as a result of changes in the structure of an agricultural program that renewed as reinsurance rather than as primary business, as well as a reduction in volume, shares and price for certain renewed property quota share and property excess of loss contracts, partially offset by new business.

▪
International - increase of 6.8%, attributable to casualty lines through significantly higher renewals and new business and increased property catastrophe shares and rates in Continental Europe partially offset by the non-renewal of certain significant property and surety treaties as a result of the re-underwriting of the business within this region.

Foreign exchange rate movements also impacted our gross premiums written. When evaluated in local currency, our gross written premiums decreased by 1.6%, compared to the 3.2% decrease shown above.
Net Premiums Written
2013 vs. 2012: The decrease of 7.1% resulted from the decreases in gross written premium described above in the International and North America business groups and an increase in ceded premiums written, mainly due to a new agricultural program in North America.
2012 vs. 2011: The increase of 9.2% resulted from the increases in the International and Bermuda groups’ gross written premium described above coupled with a reduction in ceded written premiums in the North America business group. The decrease in ceded premiums written was mainly the result of the changes in the structure of a U.S. agricultural program, partially offset by higher prior period ceded reinstatement premiums in the International business group related to the 2011 Thailand flood loss.
Net Premiums Earned
2013 vs. 2012: The decrease of 5.2% is a reflection of the non-renewal of a crop quota share program in North America and the decrease in net premiums written in recent quarters from the International marine and Latin America businesses, as a result of re-underwriting activities and from a reduction in reinstatement premiums in 2013 due to higher marine and property losses in 2012, as a result of Sandy losses.
2012 vs. 2011: The increase of 10.7% is a reflection of the overall growth in net premiums written in recent quarters from the Bermuda and International businesses.

Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Reinsurance segment:

	2013	2012	2011	Percentage Point Change
				2013 to 2012	2012 to 2011
Loss and loss expense ratio	51.6%	58.4%	67.8%	(6.8)	(9.4)
Acquisition expense ratio	20.2%	20.0%	19.5%	0.2	0.5
Operating expense ratio	9.6%	8.5%	10.5%	1.1	(2.0)
Underwriting expense ratio	29.8%	28.5%	30.0%	1.3	(1.5)
Combined ratio	81.4%	86.9%	97.8%	(5.5)	(10.9)
The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Reinsurance segment for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011	Percentage Point Change
				2013 to 2012	2012 to 2011
Loss and loss expense ratio	51.6%	58.4%	67.8%	(6.8)	(9.4)
Prior year reserve development	10.8%	9.5%	12.5%	1.3	(3.0)
Loss ratio excluding prior year development	62.4%	67.9%	80.3%	(5.5)	(12.4)
Loss Ratio – excluding prior year development
2013 vs. 2012: The 5.5 percentage point decrease in the loss ratio excluding prior year development was predominantly due to lower levels of catastrophe losses occurring in 2013. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events were $43.0 million lower than in the same period in 2012 mainly due to losses from Sandy in 2012. Excluding favorable prior year development, net natural catastrophe losses and related reinstatement premiums in both periods, the loss ratio for the year ended December 31, 2013 compared to the same period of 2012 decreased by 3.6 percentage points to 50.5%. This reduction is mainly due to lower levels of large non-natural catastrophe losses in 2013 in comparison to a large marine loss in the International business group and adverse crop experience related to the drought conditions in the U.S. in 2012.
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
Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by line of business relating to the reinsurance segment for the years ended December 31, 2013, 2012 and 2011:

(U.S. dollars in thousands)	2013	2012	2011
Property and other short-tail lines	$(136,912)	$(107,613)	$(64,267)
Casualty and other	(50,938)	(68,215)	(144,084)
Total	$(187,850)	$(175,828)	$(208,351)
For further information on the net favorable prior year reserve development for the years ended December 31, 2013, 2012 and 2011, see Item 8, Note 10 to the Consolidated Financial Statements, “Losses and Loss Expenses.”

Acquisition Costs and Operating Expenses
Underwriting Expense Ratio
2013 vs. 2012: The increase of 1.3 percentage points was due to an increase in the operating expense ratio of 1.1 percentage points coupled with a marginal increase in the acquisition expense ratio of 0.2 percentage points, as follows:

▪
Operating expense ratio - increased mainly due to higher compensation costs while net premiums earned decreased compared to 2012, and higher professional fees from the establishment of new business initiatives.

▪	Acquisition expense ratio - increased largely from an increase in profit based commissions on prior underwriting years in Bermuda on property treaty lines in the year ended December 31, 2013.
2012 vs. 2011: The decrease of 1.5 percentage points was due to a reduction in the operating expense ratio of 2.0 points partially offset by an increase in the acquisition expense ratio of 0.5 points, as follows:

▪	Operating expense ratio - decreased with reduced compensation costs due to decreased headcount and lower professional fees, while net earned premiums increased compared to 2011.

▪
Acquisition expense ratio - the acquisition expense ratio was largely in line with 2011, with a slight increase from Latin America due to a favorable movement on sliding scale commissions in the prior year.

Net Results – Structured Products
Net results from structured reinsurance products includes net investment income of $34.6 million, $36.1 million and $43.0 million and interest expense of $26.2 million, $51.8 million and $30.9 million, respectively, for the years ended December 31, 2013, 2012 and 2011.
2013 vs. 2012: The increase in the net results from structured reinsurance products was predominantly attributable to the larger interest expense incurred in the year ended December 31, 2012 as a result of an accretion rate adjustment, due to changes in the expected cash flows and payout patterns on one of the larger structured indemnity contracts.
2012 vs. 2011: The decrease in the net results from structured products relates to a higher interest expense recorded in the second quarter of 2012, due to an accretion rate adjustment from changes in expected cash flows and payout patterns on one of the larger structured indemnity contracts combined with lower net investment income reflecting lower investment yields and the run-off nature of this line of business.
For further information about these structured indemnity contracts that are accounted for as deposit contracts see Item 8, Note 11 to the Consolidated Financial Statements,“Deposit Liabilities.”
Life Operations
The following table summarizes the contribution from the Life operations segment, which has been in run-off since 2009:

(U.S. dollars in thousands)	2013	2012	2011	Percentage change
				2013 to 2012	2012 to 2011
Gross premiums written	$324,343	$355,753	$394,555	(8.8)%	(9.8)%
Net premiums written	295,422	324,432	362,362	(8.9)%	(10.5)%
Net premiums earned	295,422	324,459	363,018	(8.9)%	(10.6)%
Claims and policy benefits	(465,702)	(486,195)	(535,074)	(4.2)%	(9.1)%
Acquisition costs	(26,665)	(41,093)	(40,318)	(35.1)%	1.9%
Operating expenses	(8,926)	(9,335)	(9,311)	(4.4)%	0.3%
Net investment income	286,645	299,443	318,061	(4.3)%	(5.9)%
Net fee income and other	1,305	426	219	N/M	94.5%
Realized gains (losses) on investments	1,985	(21,003)	(89,999)	(109.5)%	(76.7)%
Contribution from Life operations	$84,064	$66,702	$6,596	26.0%	N/M
____________

*	N/M - Not Meaningful

Gross Premiums Written
The following table is an analysis of the Life operations’ gross premiums written, net premiums written and net premiums earned:

(U.S. dollars in thousands)	2013			2012			2011
	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Annuity	$150,008	$122,715	$122,715	$155,256	$126,912	$126,912	$161,800	$132,232	$132,232
Other Life	174,335	172,707	172,707	200,497	197,520	197,547	232,755	230,130	230,786
Total	$324,343	$295,422	$295,422	$355,753	$324,432	$324,459	$394,555	$362,362	$363,018
2013 vs. 2012: The 8.8% decrease was driven by the Other Life lines of business, primarily due to lapse notifications on U.S. term life business. Other factors were decreases in line with the run-off expectations and the impact of unfavorable foreign exchange movements.
2012 vs. 2011: The 9.8% decrease was driven predominantly by the Other Life business and was in line with the run-off expectations, as well as being impacted by unfavorable foreign exchange movements. Gross premiums written relating to annuity business and ceded premiums written also decreased due to foreign exchange movements.
Net Premiums Written and Net Premiums Earned
2013 vs. 2012: The 8.9% decrease in both net premiums written and net premiums earned was consistent with the movements in total gross premiums written already noted.
2012 vs. 2011: The 10.5% decrease in net premiums written and the 10.6% decrease in net earned premiums were consistent with the movements in total gross premiums written and the reduction in ceded written premiums already noted.
Claims and Policy Benefits
2013 vs. 2012: The 4.2% decrease was largely due to the run-off nature of the Life operations business, combined with unfavorable foreign exchange impacts during 2013.
2012 vs. 2011: The 9.1% decrease was due to the run-off nature of the Life operations business, combined with favorable foreign exchange impacts during 2012.
Acquisition Costs
2013 vs. 2012: The 35.1% decrease was caused by lower actual profit commission costs within the short term life, accident and health business due to the run-off nature of the business, lapses on U.S. term life business, and foreign exchange impacts.
2012 vs. 2011: The 1.9% increase was largely due to a revision to profit commission estimates on the short-term life, accident and health business more than offsetting lower acquisition costs on the term and critical illness business.
Operating Expenses
2013 vs. 2012: The 4.4% decrease in operating expenses was due to the non-recurrence of certain one-off fees.
2012 vs. 2011: Operating expenses were largely flat year on year; however, higher compensation expenses resulting from higher variable compensation costs in 2012 were offset by a reduction in information technology expenses.
Net Investment Income – Life Operations
Net investment income is included in the calculation of contribution from Life operations, as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets.
2013 vs. 2012: The 4.3% decrease was due to lower investment yields and a lower invested asset base, reflecting the run-off nature of the Life operations business.
2012 vs. 2011: The 5.9% decrease was due to unfavorable foreign exchange movements, lower investment yields and a lower invested asset base, reflecting the run-off nature of the Life operations business.

Investment Performance
We manage our fixed income portfolio in accordance with investment guidelines approved by the RFC. The following is a summary of the investment portfolio returns, which are calculated by dividing the sum of gross investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of each portfolio, for the years ended December 31, 2013 and 2012 of the fixed income portfolio and non-fixed income portfolios:

	2013	2012
Total Return on Investments (1)
P&C portfolio	1.0%	5.5%
Life portfolio	(0.6)%	11.5%

Other Portfolios (2)
Alternative portfolio (3)	12.2%	5.6%
Equity portfolio	21.7%	15.5%
____________

(1)
The performance of investment portfolios is measured on a local currency basis. For aggregate performance calculation, respective local currency balances are translated to U.S. dollars at quarter end rates to calculate composite portfolio results.

(2)	Performance on Other Portfolios is included in the Total Return on Investments.

(3)	Performance on the alternative portfolio reflects the year ended November 30, 2013 and 2012, respectively for both equity and non-equity alternative funds.
Investment Activities
The following table illustrates the net investment income from P&C operations, net income from investment fund affiliates, net realized (losses) gains on investments and net realized and unrealized gains (losses) on investment and other derivative instruments for the years ended December 31, 2013, 2012 and 2011:

(U.S. dollars in thousands)	2013	2012	2011	Percentage change
				2013 to 2012	2012 to 2011
Net investment income – P&C operations (1)	$671,071	$712,905	$819,708	(5.9)%	(13.0)%
Net income (loss) from investment fund affiliates (2)	$138,391	$58,504	$26,253	136.5%	122.8%
Net realized gains (losses) on investments	$85,792	$14,098	$(188,359)	N/M	N/M
Net realized and unrealized gains (losses) on investment and other derivative instruments (3)	$7,798	$5,221	$(10,738)	49.4%	N/M
____________

(1)	Net investment income relating to P&C operations includes the net investment income related to the net results from structured products.

(2)
We generally record the income related to alternative fund affiliates on a one-month lag and the private investment fund affiliates on a three-month lag based upon the availability of the information provided by the investees.

(3)	For a summary of realized and unrealized gains and losses on all derivative instruments, see Item 8, Note 14, “Derivative Instruments,” to the Consolidated Financial Statements included herein.

*	N/M - Not Meaningful
Net Investment Income – P&C Operations
2013 vs. 2012: The decrease of 5.9% was primarily due to a reduction in investment yields as a result of lower reinvestment rates. We estimate that approximately $3.2 billion of P&C assets with an average gross book yield of 2.8% will mature and pay down over the next 12 months. This compares to our average new money rate on our P&C portfolio in the three months ended December 31, 2013 of 2.0%. We expect net investment income to remain under pressure but the increases in government bond yields that we saw in the second half of 2013 if sustained throughout 2014 will help to offset the impact of maturities and pay downs.
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
2013 vs. 2012: The increase was attributable to significantly better performance from both alternative fund affiliates and private fund affiliates. Prior year results were more muted, due in part to more conservative risk taking by our managers and market volatility in May 2012. Current year results have been driven by very strong manager performance and generally supportive markets.
2012 vs. 2011: The increase was attributable to better performance from both alternative fund affiliates and private fund affiliates. Capital markets were moderately more supportive of our fund affiliates’ investment strategies in 2012 vs. 2011, and our alternative fund affiliate managers in particular navigated market volatility better in 2012 compared to the prior year.
Net Realized Gains and Losses on Investments and Other-than-Temporary Declines in the Value of Investments
Net Realized Gains and Losses on Investments
For the year ended December 31, 2013, net realized gains on investments of $87.8 million included the following:

▪	Net realized gains of $104.1 million resulted primarily from redemptions of non-equity alternative investments and sales of non-Agency RMBS, equity and non-U.S. Sovereign Government securities.

▪	Realized losses of approximately $16.3 million related to the write-down of certain of our AFS investments. The main components of the net impairment charges were:

▪
$7.7 million for structured securities, principally non-Agency RMBS, where we determined that the likely recovery on these securities was below the carrying value and, accordingly, recorded an impairment of the securities to the discounted value of the cash flows expected to be received on these securities.

▪
$4.3 million related to medium term notes backed primarily by European investment grade credit. On certain notes, management concluded that expected future returns on the underlying assets were not sufficient to support the previously reported amortized cost.

▪	$4.3 million related to foreign exchange losses.
For the year ended December 31, 2012, net realized gains on investments of $14.1 million included the following:

▪	Net realized gains of $94.8 million resulted from sales transactions primarily from a repositioning of the Agency RMBS portfolio and sales of equity and non-U.S. Sovereign Government securities.

▪	Realized losses of approximately $80.7 million related to the write-down of certain of the Company’s AFS investments. The significant components of the net impairment charges were:

▪
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

▪	$5.3 million related to foreign exchange losses primarily arising on Swiss franc and U.K. sterling denominated securities held in U.S. dollar portfolios.

▪	$3.7 million related to certain equities as the holdings were in a loss position for more than 11 months.

Net Realized and Unrealized Gains and Losses on Derivative Instruments
Net realized and unrealized gains on derivatives of $7.8 million in the year ended December 31, 2013 resulted from our investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments. For a further discussion, see Item 8, Note 14, “Derivative Instruments,” to the Consolidated Financial Statements included herein.
Other Revenues and Expenses
The following table sets forth our other revenues and expenses for the years ended December 31, 2013, 2012 and 2011:

(U.S. dollars in thousands)	2013	2012	2011	Percentage Change
				2013 to 2012	2012 to 2011
Net income (loss) from operating affiliates (1)	$119,804	$53,887	$76,786	122.3%	(29.8)%
Foreign exchange (gains) losses	$(28,243)	$10,545	$(40,640)	N/M	N/M
Corporate operating expenses	$209,454	$204,502	$160,596	2.4%	27.3%
Interest expense (2)	$107,486	$105,925	$154,084	1.5%	(31.3)%
Impairment of goodwill	$—	$—	$429,020	—%	(100.0)%
Income tax expense	$77,505	$34,028	$59,707	127.8%	(43.0)%
____________

(1)	We generally record the income related to certain operating affiliates on a three-month lag based upon the availability of the information provided by the investees.

(2)	Interest expense includes costs related to our debt and collateral facilities and does not include deposit liability accretion, which is included in Net investment results - structured products.

*	N/M - Not Meaningful
Net Income (Loss) from Operating Affiliates
The following table sets forth the net income (loss) from operating affiliates for the years ended December 31, 2013, 2012 and 2011:

(U.S. dollars in thousands)	2013	2012	2011	Percentage Change
				2013 to 2012	2012 to 2011
Net income (loss) from financial operating affiliates	$—	$—	$(1,018)	—%	(100.0)%
Net income (loss) from investment manager affiliates	78,644	28,776	56,913	173.3%	(49.4)%
Net income (loss) from strategic operating affiliates	41,160	25,111	20,891	63.9%	20.2%
Total	$119,804	$53,887	$76,786	122.3%	(29.8)%
Net Income (Loss) from Financial Operating Affiliates
The financial operating affiliate loss in 2011 is wholly attributable to a write down in the value of one investment following a restructuring.
Net Income from Investment Manager Affiliates
2013 vs. 2012: The increase reflects strong investment performance for several investment manager affiliates in the final quarter of 2012 and the first three quarters of 2013, leading to strong incentive fees for the managers, which are reported on a one quarter-lag basis in our results. In addition, we sold a portion of our stake in one of our affiliate investment managers at a gain and received a final earn-out consideration payment from the sale of another affiliate investment manager, which are both reflected in the 2013 results.
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
Net Income from Strategic Operating Affiliates
2013 vs. 2012: The 63.9% increase reflects increased returns from our U.S. homeowners affiliate and income from new strategic operating affiliates in 2013.
2012 vs. 2011: The net income from strategic operating affiliates was generally in line with 2011. The year over year increase of 20.2% was primarily due to losses from an insurance affiliate catastrophe bond fund in 2011.
Foreign Exchange Gains/Losses
The foreign exchange gains of $28.2 million in the year ended December 31, 2013 were a result of an overall strengthening of the value of the U.S. dollar against the Australian dollar and Japanese Yen, partially offset by a weakening of the U.S. dollar against the U.K. sterling, Euro and the Swiss franc particularly in the last quarter of the year. In the year ended December 31, 2012, foreign exchange losses of $10.5 million were produced as a result of an overall weakening of the value of the U.S. dollar against our major currency exposures, particularly the U.K. sterling, the Euro and the Swiss franc.
Corporate Expenses
2013 vs. 2012: The increase of 2.4% was a result of increased compensation costs as well as an increase in professional fees associated with infrastructure and organizational initiatives.
2012 vs. 2011: The increase of 27.3% was a result of performance-based compensation costs and certain strategic corporate initiatives taking place in 2012.
Interest Expense
Interest expense includes costs related to our debt and collateral facilities and does not include deposit liability accretion, which is included in Net investment results – structured products.
2013 vs. 2012: The increase of 1.5% was a result of the overall increase in our debt following the sale of 2.30% Senior Notes due 2018 and the sale of 5.25% Senior Notes due 2043 during the fourth quarter of 2013. See further discussion under “Other Key Focuses of Management.”
2012 vs. 2011: The decrease of 31.3% was a result of the overall reduction in our debt following the repayment at maturity on January 15, 2012 of $600 million 6.5% XLCFE Notes and the purchase and retirement of the $575 million 8.25% Senior Notes in August 2011, partially offset by the issuance of $400 million 5.75% Senior Notes in September 2011.
For further information about these debt financing transactions see Item 8, Note 13, “Notes Payable and Debt Financing Arrangements,” to the Consolidated Financial Statements included herein.
Impairment of Goodwill
There were no goodwill impairments recorded during 2012 and 2013. In 2011, a non-cash goodwill impairment charge of $429.0 million was recorded representing a write-off of all goodwill associated with the Insurance segment. For further information, see Item 8, Note 8 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets,” and see further discussion under “Critical Accounting Policies and Estimates.”
Income Tax Expense
2013 vs. 2012: The tax charge of $77.5 million recognized in 2013 was higher than in 2012 due to a combination of higher income in taxable jurisdictions in the year ended December 31, 2013 than in the previous year as well as the recording of a provision relating to uncertain tax positions of $30.0 million during the current year. The tax charges recognized in these periods reflect our expected full year effective tax rate applicable to each of the years, applied to our ordinary income in the respective periods.
2012 vs. 2011: The tax charge of $34.0 million recognized in 2012 was lower than in 2011 mainly as a result of the recognition in 2012 of a tax benefit of $24.5 million arising from the release of valuation allowances held against capital loss carry-forwards that were utilized to offset 2012 realized gains and other discrete tax benefit items in 2012 that totaled $19.8 million. The 2011 tax charge was impacted by a number of items including the adverse global distribution of profits and losses.

Balance Sheet Analysis
Investments
We seek to generate long-term growth in book value growth through the total returns of our investment portfolio. Our investment strategy (see Item 1. "Business - Investments,") is based on our SAA process that strives to balance management’s risk tolerance, investment returns and other variables including liability profile, local regulatory requirements, business needs, collateral management and insurance regulation.
At December 31, 2013 and 2012, total investments, cash and cash equivalents, accrued investment income and net receivable/(payable) for investments sold/(purchased) were approximately $36.6 billion and $36.9 billion, respectively. The following table summarizes the composition of our invested assets at December 31, 2013 and 2012:

(U.S. dollars in thousands)	2013		2012
	Carrying Value (1)	Percent of Total	Carrying Value (1)	Percent of Total
Cash and cash equivalents	$1,800,832	4.9%	$2,618,378	7.1%
Net receivable/ (payable) for investments sold/ (purchased)	$84,603	0.2%	$(86,110)	(0.2)%
Accrued investment income	$346,809	0.9%	$342,778	0.9%
Short-term investments	$456,288	1.2%	$322,703	0.9%
Fixed maturities - AFS:
U.S. Government and Government-Related/Supported (2)	$2,501,851	6.8%	$2,034,617	5.5%
Corporate - Financials (3) (4)	3,481,991	9.5%	3,240,399	8.8%
Corporate - Non Financials (4)	7,643,839	20.9%	7,241,601	19.6%
RMBS – Agency	3,546,122	9.7%	5,255,493	14.3%
RMBS – Non-Agency	398,768	1.1%	647,733	1.8%
CMBS	1,246,795	3.4%	1,077,251	2.9%
CDO	717,313	2.0%	709,816	1.9%
Other asset-backed securities (5)	1,242,104	3.4%	1,470,711	4.0%
U.S. States and political subdivisions of the States	1,845,812	5.0%	1,911,017	5.2%
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (2)	4,875,541	13.3%	4,258,282	11.6%
Total fixed maturities - AFS	$27,500,136	75.1%	$27,846,920	75.6%
Fixed maturities - held to maturity ("HTM"):
U.S. Government and Government-Related/Supported (2)	$10,993	—%	$10,788	—%
Corporate - Financials (3) (4)	269,547	0.7%	266,565	0.7%
Corporate - Non Financials (4)	1,117,316	3.1%	1,158,755	3.1%
RMBS – Non-Agency	66,987	0.2%	83,205	0.2%
CMBS	144,924	0.4%	12,751	—%
Other asset-backed securities (5)	106,540	0.3%	222,340	0.6%
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (2)	1,142,388	3.1%	1,060,043	2.9%
Total fixed maturities - HTM	$2,858,695	7.8%	$2,814,447	7.5%
Equity securities (6)	1,040,237	2.8%	649,359	1.8%
Investments in affiliates	1,370,943	3.8%	1,126,875	3.1%
Other investments	1,164,630	3.3%	1,219,879	3.3%
Total investments and cash and cash equivalents	$36,623,173	100.0%	$36,855,229	100.0%
____________

(1)	Carrying values represents the fair value for AFS fixed maturities and amortized cost for HTM securities.

(2)
U.S. Government and Government-Related/Supported and Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported include government-related securities with an amortized cost of $2,241.5 million and $1,912.7 million and carrying value of $2,261.3 million and $1,988.5 million at December 31, 2013 and 2012, respectively, and U.S. Agencies with an amortized cost of $267.0 million and $404.3 million and carrying value of $283.7 million and $446.7 million at December 31, 2013 and 2012, respectively.

(3)
Included in Corporate - Financials are gross unrealized losses of $12.7 million and $23.7 million on Tier One and Upper Tier Two securities of financial institutions (“Hybrids”) with a carrying value of $114.7 million and $190.1 million at December 31, 2013 and 2012, respectively, as well as gross unrealized losses of $9.3 million and $11.8 million on subordinated debt (including lower Tier Two securities) with a carrying value of $86.6 million and $111.5 million at December 31, 2013 and 2012, respectively.

(4)
Included within Corporate are certain floating rate medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes have a carrying value of $154.6 million and $194.3 million and an amortized cost of $147.7 million and $194.8 million at December 31, 2013 and 2012, respectively. These securities have been allocated ratings of the underlying pool of securities. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(5)
Covered Bonds within Fixed maturities - AFS with a carrying value of $553.1 million and $647.1 million at December 31, 2013 and 2012, respectively, and Covered Bonds within Fixed maturities - HTM with a carrying value of $8.6 million and $8.6 million at December 31, 2013 and 2012, respectively, are included within Other asset-backed securities to align our classification to market indices.

(6)	Included within Equity securities are investments in fixed income funds with a carrying value of $87.4 million and $101.9 million at December 31, 2013 and 2012, respectively.
We review our corporate debt investments on a regular basis to consider their concentration, credit quality and compliance with established guidelines. At December 31, 2013 and 2012, the average credit quality of our total fixed income portfolio (consisting of corporate debt and U.S. Agency debt and related mortgage-backed securities having and including fixed maturities, short-term investments, cash and cash equivalents and net receivable/(payable) for investment sold/(purchased)) was “Aa3/AA-” and "Aa2/AA", respectively. The decline in the average credit quality of our aggregate fixed income investment portfolio during 2013 was primarily due to the downgrade of U.K. and France sovereign debt by Moody's Investors Service. The downgrade reduced our internal rating of securities issued or guaranteed by the United Kingdom and France, which is based on the average credit rating of Standard & Poor's, Moody's Investors Service and Fitch Ratings. Included in the table below are the credit ratings of the fixed income portfolio excluding operating cash at December 31, 2013 and 2012:

Investments by Credit Rating (1)	2013		2012
(U.S. dollars in millions)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AAA	$12,957	40.6%	$15,631	47.0%
AA	6,738	21.1%	5,954	17.8%
A	7,761	24.3%	7,436	22.3%
BBB	3,654	11.4%	3,317	10.0%
BB and below	792	2.5%	934	2.8%
Not rated	18	0.1%	19	0.1%
Total	$31,920	100.0%	$33,291	100.0%
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

Gross and Net Unrealized Gains and Losses on Investments
We had gross unrealized losses totaling $437.0 million on 2,286 securities out of a total of 7,930 held at December 31, 2013 in our AFS portfolio and $1.6 million on 4 securities out of a total of 203 held in our HTM portfolio, that we consider to be temporarily impaired. Individual security positions comprising this balance have been evaluated by management, in conjunction with our investment managers, to determine the severity of these impairments and whether they should be considered other-than-temporary.
Gross unrealized losses can be attributed to the following significant drivers:

▪
gross unrealized losses of $131.3 million related to the P&C portfolio of Government and Government-Related holdings. Securities in a gross unrealized loss position had a fair value of $4.0 billion at December 31, 2013.

▪
gross unrealized losses of $84.8 million related to the Corporate holdings within our P&C investments portfolio. Securities in a gross unrealized loss position had a fair value of $2.8 billion at December 31, 2013. Of the gross unrealized losses, $27.9 million relate to financial institutions.

▪
gross unrealized losses of $31.1 million related to the P&C portfolio of Non-Agency RMBS portfolio (which consists of our holdings of sub-prime Non-Agency RMBS, second liens, asset backed securities collateralized debt obligations ("ABS CDOs") with sub-prime collateral, Alt-A and Prime RMBS). Securities in an unrealized loss position had a fair value of $261.9 million at December 31, 2013. The Company has incurred realized losses, consisting of charges for

OTTI and realized losses from sales, of approximately $1.4 billion since the beginning of 2007 through December 31, 2013 on these asset classes.

▪
gross unrealized losses of $42.9 million related to the P&C portfolio of Core CDO holdings (defined by us as investments in non-subprime CDOs), which consisted primarily of CLOs. Securities in a gross unrealized loss position had a fair value of $632.9 million at December 31, 2013.

▪
gross unrealized losses of $49.9 million related to our Life operations investment portfolio. Securities in a gross unrealized loss position had a fair value of $1.0 billion at December 31, 2013. Of these gross unrealized losses, $9.7 million related to $177.3 million of exposures to corporate financial institutions, including $5.7 million related to Tier One and Upper Tier Two securities.

At December 31, 2013, the Life operations investment portfolio had an average interest rate duration of 8.6 years, primarily denominated in U.K. sterling and Euro. As a result of the long duration, significant gross losses have arisen as the fair values of these securities are more sensitive to prevailing government interest rates and credit spreads. This portfolio is generally matched to corresponding long duration liabilities. A hypothetical parallel increase in interest rates and credit spreads of 50 and 25 basis points, respectively, would increase the unrealized losses related to this portfolio at December 31, 2013 by approximately $277.7 million and $106.6 million, respectively, on both the AFS and HTM Life operations investment portfolios.
Given the long-term nature of the Life operations investments portfolio, the level of credit spreads on financial institutions at December 31, 2013 relative to historical averages within the U.K. and Euro-zone, and our liquidity needs at December 31, 2013, the Company believes that it will continue to hold these assets until such time as they mature, or credit spreads on financial institutions revert to levels more consistent with historical averages.

The following table details the security type and length of time that AFS securities were in a continual gross unrealized loss position at December 31, 2013:

Security Type and Length of Time in a Continual Unrealized Loss Position	December 31, 2013
(U.S. dollars in thousands)	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Fixed Maturities and Short-Term Investments
Less than 6 months	$(46,571)	$4,614,232
At least 6 months but less than 12 months	(183,538)	4,257,636
At least 12 months but less than 2 years	(55,791)	712,567
2 years and over	(133,666)	1,404,877
Total	$(419,566)	$10,989,312
Equities
Less than 6 months	$(1,800)	$39,170
At least 6 months but less than 12 months	(15,670)	116,283
Total	$(17,470)	$155,453

The following is the maturity profile of the AFS fixed income securities that were in a continual gross unrealized loss position at December 31, 2013:

Maturity profile in years of AFS fixed income securities in a gross unrealized loss position	December 31, 2013
(U.S. dollars in thousands)	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Less than 1 year remaining	$(18,267)	$568,666
At least 1 year but less than 5 years remaining (1)	(67,155)	3,558,515
At least 5 years but less than 10 years remaining (1)	(109,188)	2,678,324
At least 10 years but less than 20 years remaining (1)	(34,739)	420,859
At least 20 years or more remaining (1)	(29,467)	386,802
RMBS – Agency	(62,077)	1,654,965
RMBS – Non-Agency	(31,126)	255,150
CMBS	(15,773)	540,012
CDO	(42,934)	632,852
Other asset-backed securities	(8,840)	293,167
Total	$(419,566)	$10,989,312
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

The following is the maturity profile of the HTM fixed income securities that were in a gross unrealized loss position at December 31, 2013:

Maturity profile in years of HTM fixed income securities in a gross unrealized loss position	December 31, 2013
(U.S. dollars in thousands)	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Less than 1 year remaining	$(45)	$3,724
At least 1 year but less than 5 years remaining	(63)	2,041
At least 5 years but less than 10 years remaining	(33)	6,287
At least 10 years but less than 20 years remaining	(271)	15,281
At least 20 years or more remaining	(1,198)	31,237
Other asset-backed securities	—	—
Total	$(1,610)	$58,570
Factors considered in determining that additional OTTI charges were not warranted include management’s consideration of current and near term liquidity needs along with other available sources of liquidity, and in certain instances an evaluation of the factors and time necessary for recovery. For further information, see Item 8, Note 5, “Investments,” to the Consolidated Financial Statements included herein.
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
At December 31, 2013, we had structured securities with gross unrealized losses of $31.2 million on non-Agency RMBS, $42.9 million on Core CDOs and $15.3 million on CMBS holdings. These securities included gross unrealized losses of $12.2 million, which had a fair value of $4.1 million and a cumulative fair value decline of greater than 50% of amortized cost. All of these are mortgage and asset-backed securities. We have evaluated each of these securities in conjunction with our investment manager service providers and believe it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost.
Refer to “Significant Items Affecting the Results of Operations” above for further discussion surrounding the impact of credit market movements on our investment portfolio.
European Sovereign Debt Crisis
The global financial crisis led to the deterioration of economies globally, and sovereign governments reacted to the crisis by further increasing public expenditures in order to provide stimulus and security, which has created significant budgetary shortfalls. Several key nations within the E.U. - particularly Greece, Italy, Ireland, Portugal and Spain (the “European Periphery Nations") - have suffered a high level of fiscal distress and economic vulnerability due to uncompetitive economies, over-reliance on external credit sources and imprudent borrowing and other monetary practices. In addition, certain of these countries have historically relied on currency devaluation to address certain of these issues; however, the centralization of monetary policy under the European Central Bank and the common usage of the Euro has eliminated this tool. This has raised doubts within the global financial community as to whether these sovereign nations will remain able to service their own debt obligations both at a national and local level and as to whether the Euro will remain the currency for all of the countries within the Eurozone.
Our potential exposure to this European sovereign debt crisis arises from direct investment in fixed maturity securities issued by national and local governments of the European Periphery Nations, as well as from fixed maturity securities issued by certain financial and non-financial corporate entities operating within the European Periphery Nations, and indirect exposure via financial and non-financial corporate entities with underlying exposure to the European Periphery Nations. We continue to monitor our financial exposure to this crisis, and continually assess the impact of a potential default by any of the European Periphery Nations on their respective debt issuances, including the associated impact on non-sovereign entities in these five nations in the event of such a default, and the potential knock-on effect of such defaults on other issuers.
In reaction to mounting pressure from financial markets, the EU and its members implemented several key initiatives in 2012 that helped alleviate concern over Europe's long term debt sustainability. These included: 1) ongoing measures to reduce deficits and lower debt to sustainable levels; 2) pan-European emergency funding vehicles such as the European Financial Stability Fund (“EFSF”) and later the European Stability Mechanism (“ESM”) to support new bond issuance; 3) the promise of Outright Monetary Transactions from the European Central Bank to support near-term peripheral yields; and 4) implementation of Long Term Repo Operations to provide financial institution liquidity. In 2013, the situation continued to stabilize, based on the cumulative impacts of these initiatives, combined with a number of favorable developments including the stabilization of economic conditions, slowing of austerity measures, progress towards increased central banking regulation and pro-Euro election outcomes in Italy and Spain. Sovereign yields for the European Periphery Nations continue to decline, although certain of these programs continue to remain announced but not yet in full effect. Europe continues to face a challenging economic environment with ongoing cuts to public sector spending, deflationary risk and weak overall economic growth.
We currently have no unfunded investment exposures or commitments to either sovereign or non-sovereign entities within the European Periphery Nations. We do invest in various alternative and private investment funds that from time to time may invest in securities or investments related to the European Periphery Nations. Currently, these are not material exposures.

The following is an analysis of our AFS and HTM fixed maturity investment exposures related to the European Periphery Nations at December 31, 2013 and 2012 and the contractual maturities of these securities. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2013		December 31, 2012
(U.S. dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturities - European Periphery Nations - AFS:
Government and government related – National Governments	$33,879	$33,606	$5,350	$4,896
Government and government related – Local Governments	—	—	—	—
Corporate investments – Financial Institutions	754	757	372	374
Corporate investments – Non-Financial Institutions	55,737	59,083	57,032	57,720
Structured Credit	8,369	9,228	7,942	9,618
Total	$98,739	$102,674	$70,696	$72,608
Due less than one year	$7,159	$6,918	$5,392	$5,431
Due after 1 through 5 years	46,306	46,756	16,144	15,744
Due after 5 through 10 years	17,888	18,128	14,924	15,111
Due after 10 years	27,386	30,872	34,236	36,322
Total	$98,739	$102,674	$70,696	$72,608
Fixed maturities - European Periphery Nations - HTM:
Government and government related – National Governments	$12,536	$11,894	$12,237	$10,518
Government and government related – Local Governments	—	—	—	—
Corporate investments – Non-Financial Institutions	61,058	62,732	59,757	60,199
Structured Credit	—	—	—	—
Total	$73,594	$74,626	$71,994	$70,717
Due less than one year	$4,292	$4,296	$—	$—
Due after 1 through 5 years	5,144	5,359	4,285	4,332
Due after 5 through 10 years	7,406	7,655	12,372	12,937
Due after 10 years	56,752	57,316	55,337	53,448
Total	$73,594	$74,626	$71,994	$70,717
The following table details the gross and net unrealized (loss) gain position at December 31, 2013 relating to European Periphery Nations:

	December 31, 2013
(U.S. dollars in thousands)	Greece	Italy	Ireland	Portugal	Spain	TOTAL
Gross Unrealized (Losses) - European Periphery Nations
Government and government related – National Governments	$—	$(965)	$—	$—	$(11)	$(976)
Government and government related – Local Governments	—	—	—	—	—	—
Corporate investments – Financial Institutions	—	—	—	—	—	—
Corporate investments – Non-Financial Institutions	—	(891)	(145)	—	(26)	(1,062)
Structured Credit	—	—	(9)	—	—	(9)
Total gross unrealized gains (losses) relating to European Periphery Nations	$—	$(1,856)	$(154)	$—	$(37)	$(2,047)
Net Unrealized Gains (Losses) - European Periphery Nations
Government and government related – National Governments	$—	$(919)	$—	$—	$3	$(916)
Government and government related – Local Governments	—	—	—	—	—	—
Corporate investments – Financial Institutions	—	—	3	—	—	3
Corporate investments – Non-Financial Institutions	154	1,064	(6)	—	3,808	5,020
Structured Credit	—	—	862	—	—	862
Total net unrealized gains (losses) relating to European Periphery Nations	$154	$145	$859	$—	$3,811	$4,969

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
Fair Value Measurements of Assets and Liabilities
As described in Item 8, Note 3, “Fair Value Measurements,” to the Consolidated Financial Statements included herein, we have provided required disclosures by level within the fair value hierarchy of the Company’s assets and liabilities that are carried at fair value. As defined in the hierarchy, those assets and liabilities categorized as Level 3 have valuations determined using unobservable inputs. Unobservable inputs may include the entity’s own assumptions about market participant assumptions, applied to a modeled valuation, however, this is not the case with respect to the Company’s Level 3 assets and liabilities. The vast majority of the assets and liabilities classified as Level 3 are made up of those securities for which the values were obtained from brokers where either significant inputs were utilized in determining the values that were difficult to corroborate with observable market data or sufficient information regarding the specific inputs utilized by the broker was not obtained to support a Level 2 classification.
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
Valuation Methodology of Level 3 Assets and Liabilities
Refer to Item 8, Note 3, “Fair Value Measurements,” of the Consolidated Financial Statements included herein, for a description of the valuation methodology utilized to value Level 3 assets and liabilities, how the valuation methodology is validated as well as further details associated with various assets classified as Level 3. At December 31, 2013, we did not have any liabilities that were carried at fair value based on Level 3 inputs other than derivative instruments in a liability position at December 31, 2013.

Fair Value of Level 3 Assets and Liabilities
At December 31, 2013, the fair value of total assets and liabilities carried at fair value, the fair value of Level 3 assets and liabilities and the percentage of Level 3 assets to our total assets and liabilities that are carried at fair value were as follows:

(U.S. dollars in thousands)	Total Assets and Liabilities Carried at Fair Value at December 31, 2013	Fair Value of Level 3 Assets and Liabilities	Level 3 Assets and Liabilities as a Percentage of Total Assets and Liabilities Carried at Fair Value, by Class
Assets
Fixed maturities, at fair value
U.S. Government and Government Agency-Related/Supported	$2,501,851	$—	—%
Corporate (1)	11,125,830	31,573	0.3%
RMBS – Agency	3,546,122	10,473	0.3%
RMBS – Non-Agency	398,768	9	—%
CMBS	1,246,795	12,533	1.0%
CDO	717,313	710,253	99.0%
Other asset-backed securities (1)	1,242,104	11,877	1.0%
U.S. States and political subdivisions of the States	1,845,812	—	—%
Non-U.S. Sovereign Government, Supranational and Government-Related	4,875,541	—	—%
Total Fixed maturities, at fair value	$27,500,136	$776,718	2.8%
Equity securities, at fair value	1,040,237	—	—%
Short-term investments, at fair value	456,288	2,015	0.4%
Total investments available for sale	$28,996,661	$778,733	2.7%
Cash equivalents (2)	1,061,150	—	—%
Other investments (3)	870,582	113,472	13.0%
Other assets (4)	26,145	—	—%
Total assets carried at fair value	$30,954,538	$892,205	2.9%
Liabilities
Financial instruments sold, but not yet purchased (5)	$28,861	$—	—%
Other liabilities (6)	104,143	29,110	28.0%
Total liabilities carried at fair value	$133,004	$29,110	21.9%
____________

(1)	Covered Bonds with a fair value of $553.1 million are included within Other asset-backed securities.

(2)	Cash equivalents balances subject to fair value measurements include certificates of deposit and money market funds.

(3)
The Other investments balances exclude certain structured transactions including certain investments in project finance transactions and a payment obligation (for further information, see Item 8, Note 7, “Other Investments,” to the Consolidated Financial Statements included herein) that has provided liquidity financing to a structured credit vehicle as a part of a third party medium term note facility. These Other investments are carried at amortized cost, which totaled $294.0 million at December 31, 2013.

(4)	Other assets include derivative instruments, reported on a gross basis.

(5)	Financial instruments sold, but not yet purchased, are included within “Payable for investments purchased” on the balance sheet.

(6)	Other liabilities include derivative instruments, reported on a gross basis.
At December 31, 2013, our Level 3 assets represented approximately 2.9% of assets that are measured at fair value and represented approximately 2% of total assets. Our Level 3 liabilities represented approximately 21.9% of liabilities that are measured at fair value but less than 1% of total liabilities at December 31, 2013.
Changes in the Fair Value of Level 3 Assets and Liabilities
See Item 8, Note 3, “Fair Value Measurements,” to the Consolidated Financial Statements included herein, for an analysis of the changes in the fair value of Level 3 Assets and Liabilities.

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
Unpaid losses and loss expenses totaled $20.5 billion at both December 31, 2013 and 2012, respectively. The table below represents a reconciliation of our P&C unpaid losses and loss expenses for the year ended December 31, 2013:

(U.S. dollars in thousands)	Gross unpaid losses and loss expenses	Unpaid losses and loss expenses recoverable	Net unpaid losses and loss expenses
Balance at December 31, 2012	$20,484,121	$(3,361,703)	$17,122,418
Losses and loss expenses incurred	4,424,901	(693,437)	3,731,464
Losses and loss expenses paid/recovered	(4,496,802)	668,663	(3,828,139)
Foreign exchange and other	68,845	(28,258)	40,587
Balance at December 31, 2013	$20,481,065	$(3,414,735)	$17,066,330
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
The table below presents our net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable as follows:

(U.S. dollars in thousands)	2013	2012
Reinsurance balances receivable	$163,067	$113,023
Reinsurance recoverable on future policy benefits	20,493	20,394
Reinsurance recoverable on unpaid losses and loss expenses	3,456,088	3,415,043
Bad debt reserve on unpaid losses and loss expenses recoverable and reinsurance balances receivable	(85,533)	(107,930)
Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$3,554,115	$3,440,530
We have credit risk should any of our reinsurers be unable or unwilling to settle amounts due. Of the $3.6 billion total unpaid losses and loss expenses recoverable and reinsurance balances receivable at December 31, 2013, one individual reinsurer accounted for greater than 15% of the total. We are the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $1.8 billion and $1.7 billion at December 31, 2013 and 2012, respectively, collateralizing reinsurance recoverables with respect to certain reinsurers. The provision for uncollectible reinsurance is required principally due to the failure of reinsurers to indemnify us primarily because of disputes under reinsurance contracts and insolvencies. At December 31, 2013 and 2012, we had a reserve for potential non-recoveries from reinsurers of $85.5 million and $107.9 million, respectively.

At December 31, 2013 and 2012, approximately 91% of the total unpaid loss and loss expense recoverable and reinsurance balances receivable (net of collateral held) outstanding was due from reinsurers with a financial strength rating of “A” or better. The following is an analysis of the total recoverable and reinsurance balances receivable at December 31, 2013, by reinsurers owing 3% or more of such total:

Name of Reinsurer	Reinsurer Financial Strength Rating	% of Total
Munich Reinsurance Company	AA-/Stable	26.9%
Swiss Reinsurance Company	AA-/Stable	10.5%
Lloyd’s Syndicate	A+/Positive	6.1%
Swiss Re Europe S.A.	AA-/Stable	5.0%
Transatlantic Reinsurance Company	A+/Stable	4.7%
The following table sets forth the ratings profile of the reinsurers that support the unpaid loss and loss expense recoverable and reinsurance balances receivable:

Reinsurer Financial Strength Rating	% of Total
AAA	0.8%
AA	53.5%
A	36.7%
BBB	1.7%
BB and below	—%
Captives	5.2%
Not Rated	0.1%
Other	2.0%
Total	100.0%

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
A downgrade below “A-” of our principal insurance and reinsurance subsidiaries by either S&P or A.M. Best, which is three notches below the current S&P financial strength rating of “A+” (Stable) and two notches below the A.M. Best financial strength rating of “A” (Stable) of these subsidiaries, may trigger cancelation provisions in a significant amount of our assumed reinsurance agreements and may potentially require us to return unearned premiums to cedants. In addition, due to collateral posting requirements under our letter of credit and revolving credit facilities, such a downgrade may require the posting of cash collateral in support of certain “in use” portions of these facilities. Specifically, a downgrade below “A-” by A.M. Best would constitute an event of default under our three largest credit facilities and may trigger such collateral requirements. In certain limited instances, such downgrades may require that we return cash or assets to counterparties or to settle derivative and/or other transactions with the respective counterparties. See Item 1A, “Risk Factors,” included herein.
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
XL-Ireland's and XL-Cayman's future cash flows largely depend on the availability of dividends or other permissible payments from subsidiaries to make principal and interest payments on debt, to pay operating expenses and ordinary and preferred shareholder dividends, to make capital investments in subsidiaries and to pay other obligations that may arise from time to time. The ability of our subsidiaries to pay dividends to us or return capital from shareholders' equity is limited by applicable laws and regulations of the various jurisdictions in which we operate, certain additional required regulatory approvals and financial covenants contained in our letters of credit and revolving credit facilities. The payment of dividends to the holding companies by our principal operating subsidiaries is regulated under the laws of various countries, including Bermuda, the U.K., Ireland and Switzerland and other countries where we have regulated subsidiaries, by certain insurance statutes of various states in the United States in which the principal operating subsidiaries are licensed to transact business, and by regulations of the Society of Lloyd's. See Item 8, Note 23, “Statutory Financial Data,” to the Consolidated Financial Statements for further discussion and details regarding the dividend capacity of our major operating subsidiaries. See also Item 1A, “Risk Factors – Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends, make payments on our debt securities and make other payments,” included herein. No assurance can be given that our subsidiaries will pay dividends in the future to XL-Ireland and XL-Cayman.
Under Irish law, share premium was required to be converted to “distributable reserves” for XL-Ireland to pay cash dividends and redeem and buyback shares following the redomestication transaction in which all of the ordinary shares of XL-Cayman were exchanged for all of the ordinary shares of XL-Ireland. On July 23, 2010, the Irish High Court approved XL-Ireland's conversion of share premium to $5.0 billion of distributable reserves, subject to the completion of certain formalities under Irish Company law. These formalities were completed in early August 2010. At December 31, 2013, XL-Ireland had $3.3 billion in distributable reserves.
At December 31, 2013, XL-Ireland and XL-Cayman held cash and investments, net of liabilities associated with cash sweeping arrangements, of $12.7 million and $1.6 billion, respectively, compared to $11.0 million and $1.4 billion, respectively, at December 31, 2012.
All of our outstanding debt at December 31, 2013 was issued by XL-Cayman. The ability of XL-Cayman, like that of XL-Ireland, to obtain funds from its subsidiaries to satisfy any of its debts, including obligations under guarantees, is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which we operate, including, among others, Bermuda, the United States, Ireland, Switzerland and the United Kingdom. For details of the required statutory capital and surplus for our principal operating subsidiaries, see Note 23, “Statutory Financial Data,” to the Consolidated Financial Statements included herein.
See also the Consolidated Statements of Cash Flows in Item 8, Financial Statements included herein.
Sources of Liquidity
At December 31, 2013, on a consolidated basis we had cash and cash equivalents of approximately $1.8 billion as compared to approximately $2.6 billion at December 31, 2012. We have three main sources of cash flows – those provided by operations, investing activities and financing activities:

Total cash provided by (used in): (U.S. dollars in thousands)	2013	2012	2011
Operating activities	$779,977	$1,056,106	$327,202
Investing activities	$(1,197,862)	$(942,593)	$832,103
Financing activities	$(394,843)	$(1,344,753)	$(358,716)
Effects of exchange rate changes on foreign currency cash	$(4,818)	$24,493	$1,668

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
During the year ended December 31, 2013, net cash flows provided by operating activities were $780.0 million compared to net cash flows provided by operating activities of $1.1 billion for the same period in 2012. Although net income was higher during the year ended December 31, 2013, that increase was more than offset by decreases in other components of non-cash working capital resulting in lower net cash flows from operating activities for 2013.
Investing Cash Flows
Generally, positive cash flow from operations and financing activities is invested in our investment portfolio, including affiliates or the acquisition of subsidiaries.
Net cash used in investing activities was $1.2 billion in the year ended December 31, 2013 compared to net cash used of $942.6 million for the same period in 2012. These cash flows were associated with the normal purchase and sale of portfolio investments.
Certain of our invested assets are held in trust and pledged in support of insurance and reinsurance liabilities as well as credit facilities. Such pledges are largely required by our operating subsidiaries that are “non-admitted” under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. Also, certain deposit liabilities and annuity contracts require the use of pledged assets. As further described in Item 8, Note 5, “Investments – Pledged Assets,” to the Consolidated Financial Statements included herein, certain assets of the investment portfolio are pledged as collateral under our letter of credit facilities. At December 31, 2013 and 2012, we had $15.5 billion and $16.9 billion in pledged assets, respectively.
Financing Cash Flows
Cash flows related to financing activities include ordinary and preference share related transactions, the payment of dividends, the issue or repayment of preference ordinary shares, the issue or repayment of debt and deposit liability transactions. During the year ended December 31, 2013, net cash flows used in financing activities were $394.8 million, primarily from the impact of share buybacks, partially offset by proceeds from the issuance of debt, compared to net cash used of $1.3 billion for the same period in 2012, mainly from the impact of share buybacks and the repayment of debt.
For information regarding our share buyback programs and debt activity during the years ended December 31, 2013 and 2012, see "Other Key Focuses of Management - Capital Management" included herein.
In addition, we maintain credit facilities that provide liquidity. Details of these facilities are described below in “Capital Resources.”

Capital Resources
At December 31, 2013 and 2012, we had total shareholders’ equity of $11.3 billion and $11.9 billion, respectively. In addition to ordinary share capital, we depend on external sources of financing to support our underwriting activities in the form of:
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

▪	Consolidation within the banking industry may result in the aggregate amount of credit provided to us being reduced.
We attempt to mitigate the risk of bank consolidation by identifying and/or selecting additional banks that can participate in the credit facilities upon renewal. See Item 1A, “Risk Factors.”
The following table summarizes the components of our current capital resources as follows:

(U.S. dollars in thousands)	2013	2012
Non-controlling interests - Series D preference ordinary shares	$345,000	$345,000
Non-controlling interests - Series E preference ordinary shares	999,500	999,500
Ordinary share capital	9,997,633	10,510,077
Total ordinary shares and non-controlling interests	$11,342,133	$11,854,577
Notes payable and debt	2,260,436	1,666,103
Total	$13,602,569	$13,520,680

Ordinary Share Capital
The following table reconciles the opening and closing ordinary share capital positions as follows:

(U.S. dollars in thousands)	2013	2012
Ordinary shareholders’ equity – beginning of period	$10,510,077	$9,411,660
Net income (loss) attributable to XL Group plc	1,059,916	651,128
Share buybacks	(675,616)	(402,931)
Share issues	12,665	6,945
Ordinary share dividends	(162,043)	(135,572)
Change in accumulated other comprehensive income	(783,363)	936,955
Share based compensation and other	35,997	41,892
Ordinary shareholders’ equity – end of period	$9,997,633	$10,510,077
Debt
The following tables present our debt under outstanding securities and lenders’ commitments at December 31, 2013:

(U.S. dollars in thousands)	Commitment/ Debt	In Use/ Outstanding	Year of Expiry	Payments Due by Period
				Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
5-year revolver	$1,000,000	$—	2018	$—	$—	$—	$—
5.25% Senior Notes	600,000	599,346	2014	600,000	—	—	—
2.30% Senior Notes	300,000	296,683	2018	—	—	300,000	—
5.75% Senior Notes	400,000	396,661	2021	—	—	—	400,000
6.375% Senior Notes	350,000	348,811	2024	—	—	—	350,000
6.25% Senior Notes	325,000	322,905	2027	—	—	—	325,000
5.25% Senior Notes	300,000	296,030	2043	—	—	—	300,000
	$3,275,000	$2,260,436		$600,000	$—	$300,000	$1,375,000
Adjustment to carrying value – impact of fair value hedges		2,767
Total		$2,263,203
“In Use/Outstanding” data represent December 31, 2013 accreted values. “Payments Due by Period” data represents ultimate redemption values.
In addition, see Item 8, Note 13, “Notes Payable and Debt and Financing Arrangements,” to the Consolidated Financial Statements included herein for further information.
At December 31, 2013, banks and investors provided us with $3.3 billion of debt capacity, of which $2.3 billion was utilized. These facilities consist of:

▪	a revolving credit facility of $1.0 billion, which is reduced by any amount used for unsecured letters of credit issued under the Syndicated Credit Agreements, defined below; and

▪
senior unsecured notes of approximately $2.3 billion issued by XL-Cayman. These notes require XL-Cayman to pay a fixed rate of interest during their terms. At December 31, 2013, there were six outstanding issues of senior unsecured notes:

▪
$600 million senior notes due September 2014, with a fixed coupon of 5.25%. The security is publicly traded. The notes were issued in two tranches of $300 million aggregate principal amount each - one tranche at 99.432% and the other at 98.419% with aggregate net proceeds of $590.9 million. Related expenses of the offering amounted to $2.7 million.

▪
$300 million senior notes due December 2018, with a fixed coupon of 2.30%. The security is publicly traded. The notes were issued at 99.69% and net proceeds were $296.6 million. Related expenses of the offering amounted to $2.5 million.

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

▪
$300 million senior notes due December 2043, with a fixed coupon of 5.25%. The security is publicly traded. The notes were issued at 99.77% and net proceeds were $296.0 million. Related expenses of the offering amounted to $3.3 million.

At December 31, 2013, $575.0 million of letters of credit were issued under the 2013 Citi Agreements (as defined below) and therefore not available as revolving credit loans.
XL-Cayman Preference Shares and Non-controlling Interest in Equity of Consolidated Subsidiaries
Neither the Redeemable Series C preference ordinary shares nor the Series E preference ordinary shares were transferred from XL-Cayman to XL-Ireland in the Redomestication. Accordingly, subsequent to July 1, 2010, these instruments represent non-controlling interests in our consolidated financial statements and have been reclassified to non-controlling interest in equity of consolidated subsidiaries. During the third quarter of 2011, all Redeemable Series C preference ordinary shares were purchased and canceled. At December 31, 2013 and 2012, the face value of the outstanding Series E preference ordinary shares was $999.5 million.
On October 15, 2011, XL-Cayman issued 350,000 non-cumulative Series D Preference Ordinary Shares for $350 million of cash and liquid investments that were held in a trust account that was part of the Stoneheath facility. Holders of the Stoneheath securities received one Series D Preference Ordinary Share in exchange for each Stoneheath security.
On December 5, 2011, we repurchased 5,000 of the outstanding Series D Preference Ordinary Shares with a liquidation preference value of $5.0 million for $3.7 million, including accrued dividends. As a result of these repurchases, we recorded a gain of approximately $1.3 million through Non-controlling interests in the Consolidated Statement of Income in the fourth quarter of 2011. At both December 31, 2013 and 2012, the face value of the outstanding Series D Preference Ordinary Shares was $345.0 million.
Letter of Credit Facilities and other sources of collateral
At December 31, 2013, we had seven letter of credit (“LOC”) facilities in place with total availability of $3.6 billion, of which $1.9 billion was utilized.

(U.S. dollars in thousands)	Commitment/ Debt	In Use/ Outstanding	Year of Expiry	Amount of Commitment Expiration by Period
				Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
LOC Facility (1) (2)	$1,000,000	$38,606	2018	$—	$—	$38,606	$—
LOC Facility (2)	1,000,000	854,275	2018	—	—	854,275	—
LOC Facility	750,000	292,034	Continuous	—	—	—	292,034
LOC Facility	250,000	135,510	Continuous	—	—	—	135,510
LOC Facility (3)	275,000	275,000	2015	—	275,000	—	—
LOC Facility (3)	200,000	200,000	2015	—	200,000	—	—
LOC Facility (3)	100,000	100,000	2016	—	100,000	—	—
Total LOC facilities	$3,575,000	$1,895,425		$—	$575,000	$892,881	$427,544

____________

(1)	This letter of credit facility includes $1.0 billion that is also included in the “5-year revolver” listed under Debt. See the discussion regarding the Syndicated Credit Agreements below.

(2)	We have the option to increase the size of the facilities under the Syndicated Credit Agreements by an additional $500 million across both such facilities.

(3)	We have the option to increase the maximum amount of letters of credit and revolving credit loans available under the 2013 Citi Agreements, with the lender's and issuing lender's consent.
In November 2013 we (i) entered into two new credit agreements (together, the "Syndicated Credit Agreements"), which provided for an aggregate amount of outstanding letters of credit and revolving credit loans up to $2 billion, subject to certain options to increase the size of the facilities, and (ii) terminated the secured credit agreements dated March 25, 2011 and December 9, 2011, and the unsecured credit agreement dated December 9, 2011, which had provided for an aggregate amount of outstanding letters of credit and revolving credit loans up to $3 billion.
The Syndicated Credit Agreements consist of (i) a secured credit agreement, which provides for issuance of letters of credit up to $1 billion and (ii) an unsecured credit agreement, which provides for issuance of letters of credit and revolving credit loans up to $1 billion. We have the option to increase the maximum amount of letters of credit available by an additional $500 million across the facilities under the Syndicated Credit Agreements.
The commitments under the Syndicated Credit Agreements expire on, and such credit facilities are available until, the earlier of (i) November 22, 2018 and (ii) the date of termination in whole of the commitments upon an optional termination or reduction of the commitments by the account parties or upon the occurrence of certain events of default.
The availability of letters of credit under the secured portion of the Syndicated Credit Agreements is subject to a borrowing base requirement, determined on the basis of specified percentages of the face value of eligible categories of assets varying by type of collateral. In the event that such credit support is insufficient, we could be required to provide alternative security to cedants. This could take the form of insurance trusts supported by our investment portfolio or funds withheld (amounts retained by ceding companies to collateralize loss or premium reserves) using our cash resources or combinations thereof. The face amount of letters of credit required is driven by, among other things, loss development of existing reserves, the payment pattern of such reserves, the expansion of business written by us and the loss experience of such business.
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
On August 6, 2013, XL-Cayman entered into a new credit agreement with Citicorp USA, Inc., as administrative agent and issuing lender, and the lenders party thereto and a continuing agreement for standby letters of credit with Citibank, N.A. On September 12, 2013, XL-Cayman entered into a credit agreement first amendment to such credit agreement (as amended, the “August 2013 Credit Agreement”).
Additionally, on November 4, 2013, XL-Cayman entered into a new credit agreement with Citicorp USA, Inc., as administrative agent and issuing lender, and the lenders party thereto and a continuing agreement for standby letters of credit with Citibank, N.A. (the "November 2013 Credit Agreement" and, together with the May 2013 Credit Agreement and the August 2013 Credit Agreement, the "2013 Citi Agreements").
Collectively, the 2013 Citi Agreements and the continuing agreements for standby letters of credit provide for issuance of letters of credit and revolving credit loans in an aggregate amount of up to $575 million. XL-Cayman has the option to increase the maximum amount of letters of credit and revolving credit loans available under the 2013 Citi Agreements with the lender's and issuing lender's consent.
The commitments under the 2013 Citi Agreements expire on, and such credit facilities are available until, the earlier of (i) June 20, 2015 (with respect to the May 2013 Credit Agreement), September 20, 2015 (with respect to the August 2013 Credit Agreement) and December 20, 2016 (with respect to the November 2013 Credit Agreement) and (ii) the date of termination in whole of the commitments upon an optional termination or reduction of the commitments by the account parties or upon the occurrence of certain events of default.
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

Covenants
Our Credit Facilities contain a number of financial covenants that must be met and maintained and that, among other things, could restrict, subject to certain exceptions, our financial flexibility including the ability to:

▪	engage in mergers or consolidations;

▪	dispose of assets outside of the ordinary course of business;

▪	create liens on assets; and

▪	engage in certain transactions with affiliates.
The following outlines the covenant requirements and actual amounts as of December 31, 2013:

	Covenant Requirement	Actual Ratio or Balance	Margin of Compliance at December 31, 2013
Ratio of Total Funded Debt to Total Capitalization (1)	Less than 0.35 : 100	0.18 : 1.00	$2.2 billion
Maximum Secured Indebtedness (2)	Less than 20% of consolidated net worth	Nil	$2.1 billion
Consolidated Net Worth (3)	$6.7 billion	$10.6 billion	$3.9 billion
Financial Strength Ratings (4)	A– or better from A.M. Best	A (Stable)	Two notches
____________

(1)	The ratio of total funded debt to total capitalization not to be greater than 0.35:1.00. This ratio is defined as total funded debt to the sum of total funded debt plus consolidated net worth.

(2)
Secured indebtedness excludes secured letter of credit facilities as permitted under the schedules to the credit facilities. At December 31, 2013, such secured letter of credit facilities amounted to $1.28 billion.

(3)
Consolidated net worth means, at any time, our consolidated shareholders’ equity excluding (a) the effect of any adjustments required under the authoritative accounting guidance for accounting for certain investments in debt and equity securities; and (b) any exempt indebtedness (and the assets relating thereto) in the event such exempt indebtedness is consolidated on our consolidated balance sheet.

(4)
Covenants require that none of XL Insurance (Bermuda) Ltd, XL Re Ltd or XL Re Europe SE has a financial strength ratings of less than “A –” from A.M. Best. At December 31, 2013, we were in compliance with such covenants.

As noted in the table above, at December 31, 2013, we were in compliance with all covenants by significant margins, and we currently remain in compliance.
Cross-Default And Other Provisions In Debt Instruments
The following describes certain terms of the documents referred to above. All such documents have been filed with the SEC and should be referred to for an assessment of our complete contractual obligations.
In general, all of our bank facilities, indentures and other documents relating to our outstanding indebtedness, including the credit facilities discussed above (collectively, the “Debt Documents”), contain cross acceleration or cross default provisions to each other and the Debt Documents contain affirmative covenants. These covenants provide for, among other things, a maximum ratio of total consolidated debt to the sum of total consolidated debt plus consolidated net worth, and that specified operating subsidiaries maintain a financial strength rating of no less than “A-” from A.M. Best. In addition, the Debt Documents contain other customary affirmative and negative covenants as well as certain customary events of default. Generally each of the Debt Documents provides for an event of default in the event of a change of control of the Company or certain events involving bankruptcy, insolvency or reorganization of the Company.
A downgrade below “A –” of our principal insurance and reinsurance subsidiaries by either S&P or A.M. Best, which is three notches below the current S&P financial strength rating of “A+” (Stable) and two notches below the A.M. Best financial strength rating of “A” (Stable) of these subsidiaries, may trigger cancelation provisions in a significant amount of our assumed reinsurance agreements and may potentially require us to return unearned premiums to cedants. In addition, due to collateral posting requirements under our letter of credit and revolving credit facilities, such a downgrade may require the posting of cash collateral in support of certain “in use” portions of these facilities (see “Liquidity and Capital Resources”). In certain limited instances, such downgrades may require us to return cash or assets to counterparties or to settle derivative and/or other transactions with the respective counterparties. See Item 1A, “Risk Factors – A downgrade or potential downgrade in our financial strength and credit ratings by one or more rating agencies could materially and negatively impact our business, financial condition, results of operations and/or cashflows.”

Under the Syndicated Credit Agreements, in the event that XL Insurance (Bermuda) Ltd, XL Re Ltd or XL Re Europe SE fails to maintain a financial strength rating of at least “A –” from A.M. Best, an event of default would occur.
Given that all of the Debt Documents contain cross acceleration or cross default provisions, this may result in all holders declaring such debt due and payable and an acceleration of all debt due under those documents. If this were to occur, we may not have funds sufficient at that time to repay any or all of such indebtedness.
Long-Term Contractual Obligations
The following table presents our long term contractual obligations and related payments at December 31, 2013, due by period. This table excludes further commitments of $293.0 million related to our investment funds and certain limited partnerships, and in use letter of credit facilities of $1.9 billion. See Item 8, Note 14, “Derivative Instruments,” Note 17, “Commitments and Contingencies,” and Note 13, “Notes Payable and Debt and Financing Arrangements,” to the Consolidated Financial Statements included herein, for further information.

Contractual Obligations (U.S. dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt obligations	$2,275,000	$600,000	$—	$300,000	$1,375,000
Interest on long-term debt	1,224,004	89,295	178,590	178,287	777,832
Operating lease obligations	226,005	37,095	62,964	42,756	83,190
Capital lease obligations	215,470	12,515	25,977	27,292	149,686
Deposit liabilities (1)	2,123,397	199,608	275,096	234,060	1,414,633
Future policy benefits (2)	7,331,068	405,155	804,563	783,713	5,337,637
Unpaid losses and loss expenses – P&C (3)	20,854,954	4,986,208	6,201,407	3,413,346	6,253,993
Total	$34,249,898	$6,329,876	$7,548,597	$4,979,454	$15,391,971
____________

(1)
Deposit liabilities were $1.5 billion on our Consolidated Balance Sheet at December 31, 2013. The difference from the amount included above relates to the discount on payments due in the future. The payment related to these liabilities varies primarily based on interest rates. The ultimate payments associated with these liabilities could differ from our estimate. See Item 8, Note 11, “Deposit Liabilities,” to the Consolidated Financial Statements included herein, for further information.

(2)
Future policy benefit reserves related to Life operations were $4.8 billion on our Consolidated Balance Sheet at December 31, 2013. Amounts reflected above include an allowance for future premiums in respect of contracts under which premiums are payable throughout the life of the underlying policy. The value of the discount is also included for those lines of business that have reserves where future claim payments and future premium receipts can be estimated using actuarial principles. The timing and amounts of actual claims payments and premium receipts related to these reserves vary based on the underlying experience of the portfolio. Typical elements of the experience include mortality, morbidity and persistency. The ultimate amount of the claims payments and premium receipts could differ materially from our estimated amounts.

(3)
The unpaid loss and loss expenses were $20.5 billion on our Consolidated Balance Sheet at December 31, 2013. The difference from the amount included above relates to the discount on payments due in the future for certain workers compensation lines and certain U.K. motor liability claims. The timing and amounts of actual claims payments related to these P&C reserves vary based on many factors including large individual losses, changes in the legal environment, as well as general market conditions. The ultimate amount of the claims payments could differ materially from our estimated amounts. For information regarding the estimates for unpaid loss and loss expenses as well as factors affecting potential payment patterns of reserves for actual and potential claims related to our different lines of business, see “Critical Accounting Policies and Estimates” above. Certain lines of business written by us, such as excess casualty, have loss experience characterized as low frequency and high severity. This may result in significant variability in loss payment patterns and, therefore, may impact the related asset/liability investment management process. In order to be in a position, if necessary, to make these payments, our liquidity requirements are supported by having revolving lines of credit facilities available to us and significant reinsurance programs, in addition to our general high grade fixed income investment portfolio.

Variable Interest Entities (“VIEs”) and Other Off-Balance Sheet Arrangements
At times, we have utilized VIEs both indirectly and directly in the ordinary course of our business.
We invest in CDOs and other investment vehicles that are issued through variable interest entities as part of our investment portfolio. The activities of these VIEs are generally limited to holding the underlying collateral used to service investments therein. Our involvement in these entities is passive in nature and we have not been involved in establishing these entities. We are not the primary beneficiary of these variable interest entities as contemplated in current authoritative accounting guidance.
We have a limited number of remaining outstanding credit enhancement exposures, including written financial guarantee and credit default swap contracts. The obligations related to these transactions are often securitized through variable interest entities. We are not the primary beneficiary of these variable interest entities as contemplated in current authoritative accounting guidance. For further details on the nature of the obligations and the size of our maximum exposure see Item 8,

Note 14, “Derivative Instruments,” and Note 17(h), “Commitments and Contingencies – Financial Guarantee Exposures,” to the Consolidated Financial Statements included herein.
During the fourth quarter of 2013, we, along with other investors, invested in a new Bermuda-based company, New Ocean Focus Cat Fund Ltd. ("New Ocean FCFL"), which is considered a VIE under GAAP. New Ocean FCFL will invest in a special purpose reinsurer formed for the purpose of underwriting collateralized excess of loss reinsurance with a focus on global property catastrophe risks. We currently hold a majority equity interest in New Ocean FCFL, which is considered to be the controlling interest in the VIE. Accordingly, included in our consolidated financial statements are New Ocean FCFL's total assets of $23.5 million of cash. There were no liabilities, revenues or net income of New Ocean FCFL for the year ended December 31, 2013. The equity interest attributable to third party investors in New Ocean FCFL recorded in our Consolidated Balance Sheet as "Non-controlling interest in equity of consolidated subsidiaries" was $6.9 million at December 31, 2013.
We have utilized variable interest entities in certain instances as a means of accessing contingent capital. We have utilized unconsolidated entities in the formation of contingent capital facilities.
At December 31, 2013 and 2012, we did not have any contingent capital facilities. Previously we had a contingent capital facility as a result of an agreement with Stoneheath that was terminated in the fourth quarter of 2011.
We entered into that facility on December 5, 2006. We and ceding insurers entered into a securities issuance agreement, and certain of our ceding insurers entered into a reinsurance agreement, with Stoneheath. The net effect of these agreements to us was the creation of a contingent put option in the amount of $350.0 million in the aggregate. Our interests in Stoneheath represented an interest in a variable interest entity under current authoritative accounting guidance, however, we were not the primary beneficiary as contemplated in that guidance. For further details see Item 8, Note 15, “Off-Balance Sheet Arrangements,” to the Consolidated Financial Statements included herein.
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
General
The following risk management discussion and the estimated amounts generated from the sensitivity and value-at-risk (“VaR”) analyses presented in this document are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these estimated results due to, among other things, actual developments in the global financial markets and changes in the composition of our investment portfolio. The results of the analysis used by us to assess and mitigate risk should not be considered projections of future events of losses. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Statements.”
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
We may enter derivatives to reduce risk or enhance portfolio efficiency. For example, we may use derivatives to hedge foreign exchange and interest rate risk related to our consolidated net exposures or to efficiently gain exposure to investments that are eligible under our investment policy. From time to time, we may also use instruments such as futures, options, interest rate swaps, credit default swaps and foreign currency forward contracts to manage the risk of interest rate changes, credit deterioration, foreign currency exposures, and other market related exposures as well as to obtain exposure to a particular financial market. Historically, we entered into credit derivatives outside of the investment portfolio in conjunction with the legacy financial guarantee and financial products operations. We seek to manage the risks associated with derivative use through our Authority Framework. Derivative instruments are carried at fair value with the resulting changes in fair value recognized in income in the period in which they occur. For further information, see Item 8, Note 14, “Derivative Instruments,” to the Consolidated Financial Statements included herein.
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

The principal currencies creating our foreign exchange risk are the U.K. sterling, the Euro, the Swiss franc and the Canadian dollar. The following table provides more information on our exposures, net of hedging activities, to these principal foreign currencies at December 31, 2013 and 2012:

(Foreign Currency in Millions)	2013	2012
Euro	88.7	252.2
U.K. Sterling	47.3	81.6
Swiss Franc	107.9	117.0
Canadian Dollar	133.8	129.2
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
We have an established credit risk governance process delegated to the Credit Subcommittee of the Enterprise Risk Management Committee. The governance process is designed to ensure that transactions and activities, individually and in the aggregate, are carried out within established risk tolerances. This process also recognizes the potential for clash event risk (which covers a number of substantially similar claims against multiple policyholders) that could arise from credit events owing to the identified credit risk embedded in certain underwriting businesses, as well as our investment activities and reinsurance relationships. In particular, certain of our underwriting activities expose us to indirect credit risk in that profitability of certain strategies can correlate with credit events at the issuer, industry or country level. We manage these risks through established underwriting policies that operate in accordance with established limit and escalation frameworks.
To manage our exposure to credit risk, we have established a credit risk framework that establishes tolerances for credit risk at various levels of granularity (counterparty, industry, country and underwriting business) and tolerances for credit risk arising from certain clash events. Credit risk capacity is allocated across our businesses and functional areas and regular reporting and aggregation activities are carried out to ensure compliance with our credit risk framework and related tolerances. Credit risk arising from credit sensitive underwriting activities is also managed via our underwriting limit framework. We manage credit risk within the investment portfolio through our Authorities Framework and established investment credit policies, which address the quality of obligors and counterparties, industry limits, and diversification requirements. Our exposure to market credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads.
Credit Risk – Investment Portfolio
Credit risk in the investment portfolio is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries and countries. A widening of credit spreads will increase the net unrealized loss position, will increase losses associated with credit-based derivatives where we assume credit exposure, and, if issuer credit spreads increase significantly for an extended period of time or it is a period of increasing defaults, will also likely result in higher OTTI charges. All else held equal, credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes that could have a material adverse effect on our consolidated results of operations or financial condition. The credit spread duration in our fixed income portfolio, excluding the impact of the HTM election, was 3.8 years at December 31, 2013.
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
The table below shows our aggregate fixed income portfolio by credit rating in percentage terms of our aggregate fixed income portfolio (consisting of corporate debt and U.S. Agency debt and related mortgage-backed securities having and including fixed maturities, short-term investments, cash and cash equivalents and net receivable/(payable) for investment sold/(purchased)) at December 31, 2013:

Percentage of Aggregated Fixed Income Portfolio (1)
AAA	40.6%
AA	21.1%
A	24.3%
BBB	11.4%
BB or Below	2.5%
NR	0.1%
Total	100.0%

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

At December 31, 2013, the average credit quality of our aggregate fixed income investment portfolio was “Aa3/AA-" compared to “Aa2/AA” at December 31, 2012. Our $12.0 billion portfolio of government and government related, agency, sovereign and cash holdings was rated "AA+", our $12.9 billion portfolio of corporates was rated “A", and our $7.5 billion structured securities portfolio was rated "AA+". The decline in the average credit quality of our aggregate fixed income investment portfolio during 2013 was primarily due to the downgrade of United Kingdom and France sovereign debt by Moody's Investors Service. The downgrade reduced our internal rating of securities issued or guaranteed by the United Kingdom and France, which is based on the average credit rating of Standard & Poor's, Moody's Investors Service and Fitch Ratings.
We are closely monitoring our corporate financial bond holdings given the events of the past five years. The table below summarizes our significant exposures (defined as bonds issued by financial institutions with an amortized cost in excess of $50.0 million) to corporate bonds of financial issuers including Covered Bonds held within our AFS and HTM investment portfolio holdings at December 31, 2013, representing both amortized cost and net unrealized gains (losses):

	December 31, 2013
Issuer (by Global Ultimate Parent) (1) (U.S. dollars in millions)	Weighted Average Credit Quality (2)	Amortized Cost	Unrealized Gain/ (Loss)
JP Morgan Chase & Co.	A	$197.4	$(1.8)
Rabobank Nederland Nv	AA-	195.5	5.5
Citigroup Inc.	A-	178.7	4.3
Wells Fargo & Company	A+	166.2	1.3
The Goldman Sachs Group, Inc.	BBB+	165.3	9.0
National Australia Bank Limited	AA-	134.5	5.4
HSBC Holdings Plc	A+	126.1	(1.1)
Bank of America Corporation	BBB+	123.5	4.1
Lloyds Banking Group Plc	AA-	113.3	5.3
Morgan Stanley	A-	96.8	3.3
UBS AG	A+	95.5	2.9
The Bank of Nova Scotia	AA-	95.0	1.9
Credit Suisse Group AG	A	84.0	1.0
Commonwealth Bank of Australia	AA-	83.9	3.9
H M Government Cabinet Office (RBS Group Plc)	A+	83.0	1.0
Westpac Banking Corporation	AA	78.8	4.0
Standard Chartered Plc	A+	77.3	2.9
Royal Bank of Canada	AA-	73.6	0.7
U.S. Bancorp	A+	71.0	0.1
ING Groep N.V.	AA-	70.3	2.4
The PNC Financial Services Group, Inc.	A	69.7	1.7
Berkshire Hathaway Inc.	AA-	68.5	1.9
Nordea Bank AB (Publ)	AA-	66.0	1.6
Government of Netherlands (ABN Amro)	AAA	62.5	5.6
____________

(1)	Includes Covered Bonds.

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

Within our corporate financial bond holdings, we are further monitoring exposures to hybrid securities, representing Tier One and Upper Tier Two securities of various financial institutions. The following table summarizes our top ten exposures to hybrid securities:

	December 31, 2013
Issuer (by Global Ultimate Parent)(U.S. dollars in millions)	Tier One Amortized Cost	Upper Tier Two Amortized Cost	Total Amortized Cost	Net Unrealized (Loss)
Zurich Insurance Group Ltd.	$—	$27.3	$27.3	$1.5
Barclays Plc	4.9	21.3	26.2	(2.2)
National Australia Bank Limited	21.3	—	21.3	1.0
JPMorgan Chase & Co.	20.8	—	20.8	(4.9)
The British United Provident Association Limited	—	20.6	20.6	1.2
Aviva Plc	5.4	14.5	19.9	(0.5)
Mitsubishi UFJ Financial Group, Inc.	19.7	—	19.7	1.4
Legal & General Group Plc	—	19.4	19.4	0.9
HSBC Holdings Plc	18.7	—	18.7	(0.2)
The Goldman Sachs Group, Inc.	18.6	—	18.6	0.1
Total	$109.4	$103.1	$212.5	$(1.7)
At December 31, 2013, the top 10 corporate financial holdings, which exclude government guaranteed and government sponsored enterprises, represented approximately 4.7% of the aggregate fixed income portfolio and approximately 11.6% of all corporate holdings. The top 10 corporate bond holdings listed below represent the direct exposure as of December 31, 2013 to the corporations listed below, including their subsidiaries, and exclude any securitized, credit enhanced and collateralized asset or mortgage-backed securities, cash and cash equivalents, pooled notes and any over-the-counter (“OTC”) derivative counterparty exposures, if applicable, but does include Covered Bonds:

Top 10 Corporate Financial Holdings (1)	Percentage of Aggregate Fixed Income Portfolio
JPMorgan Chase & Co.	0.6%
Rabobank Nederland Nv	0.6%
Citigroup Inc.	0.6%
Wells Fargo & Company	0.5%
The Goldman Sachs Group, Inc.	0.5%
National Australia Bank Limited	0.4%
HSBC Holdings Plc	0.4%
Bank of America Corporation	0.4%
Lloyds Banking Group Plc	0.4%
Morgan Stanley	0.3%
____________

(1)	Corporate issuers include Covered Bonds.
At December 31, 2013, the top 5 corporate sector exposures listed below represented 30.5% of the aggregate fixed income investment portfolio and 76.1% of all corporate holdings.

Top 5 Sector Exposures (U.S. dollars in millions)	Carrying Value	Percentage of Aggregate Fixed Income Portfolio
Financials (1)	$3,786.7	11.8%
Consumer, non-Cyclical	2,441.4	7.6%
Utilities	1,393.0	4.3%
Communications	1,091.3	3.4%
Industrial	1,084.7	3.4%
Total	$9,797.1	30.5%
____________

(1)	Government-guaranteed securities and Covered Bonds have been excluded from the above figures.
Within our fixed income portfolios, we are further monitoring our exposure to holdings in the European Periphery Nations. In particular, at December 31, 2013 the fair values of our holdings representing risk in the European Periphery Nations are: government holdings of $46.1 million, corporate holdings of $120.9 million (financials $0.8 million, non-financials $120.1 million) and structured securities holdings totaling $9.2 million. The non-financial corporate holdings primarily consist of securities issued by multinational companies with low reliance on local economics and systemically important industries such as utilities and telecoms. For further detail on our exposure to the Euro-zone sovereign debt crisis, please refer to Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations - European Sovereign Debt Crisis.”
We also have exposure to credit risk associated with our mortgage-backed and asset-backed securities. The table below shows the breakdown at December 31, 2013 of the $7.5 billion structured securities portfolio, of which 76.4% is AAA rated:

(U.S. dollars in millions)	Carrying Value	Percentage of Structured Portfolio
Agency RMBS	$3,546.1	47.5%
Other ABS (1)	1,348.7	18.1%
CMBS	1,391.7	18.6%
Core CDO (non-ABS CDOs and CLOs)	717.3	9.6%
Non-Agency RMBS	465.8	6.2%
Total	$7,469.6	100.0%
____________

(1)	Includes Covered Bonds.

Credit Risk – Other
Credit derivatives are purchased within our investment portfolio and were sold through a limited number of contracts written as part of our previous financial lines business. From time to time, we may purchase credit default swaps to hedge an existing position or concentration of holdings. The credit derivatives are recorded at fair value. For further details with respect to our exposure to credit derivatives, see Item 8, Note 14, “Derivative Instruments,” to the Consolidated Financial Statements included herein.
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
Equity Price Risk
Equity price risk is the potential loss arising from changes in the market value of equities. Our equity investment portfolio is exposed to equity price risk. At December 31, 2013, our equity portfolio was approximately $952.8 million as compared to $547.1 million at December 31, 2012. This excludes fixed income fund investments of $87.4 million and $101.9 million at December 31, 2013 and 2012, respectively, that generally do not have the risk characteristics of equity investments but are treated as equity investments under GAAP. At December 31, 2013 and 2012, our direct allocation to equity securities was 2.6% and 1.5%, respectively, of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased). We also estimate the equity risk embedded in certain alternative and private investments. Such estimates are derived from market exposures provided to us by certain individual fund investments and/or internal statistical analyses.

Other Market Risks
Our private investment portfolio is invested in limited partnerships and other entities that are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments and risks specific to startup or small companies. At December 31, 2013, our exposure to private investments, excluding unfunded commitments, was $268.7 million, representing 0.7% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) compared to $307.5 million at December 31, 2012.
Our alternative investment portfolio, which is exposed to equity and credit risk as well as certain other market risks, had a total exposure of $1.5 billion representing approximately 4.2% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) at December 31, 2013, as compared to December 31, 2012 when we had a total exposure of $1.3 billion representing approximately 3.9% of the fixed income investment portfolio.
At December 31, 2013 and 2012, bond index futures outstanding had a net short position of $8.5 million and a net long position of $17.4 million, respectively, and stock index futures outstanding had net long positions of $27.3 million and $29.1 million, respectively. We may reduce our exposure to these futures through offsetting transactions, including options and forwards.
As noted above, we also invest in certain derivative positions that can be impacted by market value movements. For further details on derivative instruments, see Item 8, Note 14, “Derivative Instruments,” to the Consolidated Financial Statements included herein.
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
The table below summarizes our assessment of the estimated impact on the value of our investment portfolio at December 31, 2013 associated with an immediate and hypothetical: +100bps increase in interest rates, a -10% decline in equity markets, a +100bps widening in spreads and a +10% widening in spreads. The table also reports the 95%, 1-year VaRs for our investment portfolios at December 31, 2013, excluding foreign exchange.
The interest rate, spread risk, and VaR referenced in the table below include the impact of market movements on our HTM fixed maturities from our Life operations investment portfolio. While the market value of these holdings is sensitive to prevailing interest rates and credit spreads, our book value is not impacted as these holdings are carried at amortized cost. At

December 31, 2013, if we were to exclude these impacts in order to present the impact of these risks to our book value, the interest rate risk would be reduced by approximately $302.0 million, absolute spread risk would be reduced by approximately $204.0 million, relative spread risk would be reduced by approximately $16.1 million, and VaR would be reduced by approximately $205.1 million.
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
The estimated results at December 31, 2013 below also do not include any risk contributions from our various operating affiliates (strategic, investment manager or financial operating affiliates) or certain other investments that are carried at amortized cost.

(U.S. dollars in millions)	Interest Rate Risk (1)	Equity Risk (2)	Absolute Spread Risk (3)	Relative Spread Risk (4)	VaR (5) (6)
Total Investment Portfolio (7)	$(1,470.7)	$(175.8)	$(1,331.1)	$(122.8)	$1,160.9
A. P&C Investment Portfolio	$(930.4)	$(175.8)	$(873.5)	$(71.2)	$785.3
(I) P&C Fixed Income Portfolio	(930.4)	—	(873.5)	(71.2)	699.0
(a) Cash & Short Term Investments	(8.8)	—	(4.7)	(0.2)	2.1
(b) Total Government Related	(391.4)	—	(252.0)	(10.3)	264.4
(c) Total Corporate Credit	(307.8)	—	(337.4)	(31.0)	252.4
(d) Total Structured Credit	(222.4)	—	(279.4)	(29.6)	212.5
(II) P&C Non-Fixed Income Portfolio	—	(175.8)	—	—	245.8
(e) Equity Portfolio	—	(101.5)	—	—	155.5
(f) Alternative Portfolio	—	(45.2)	—	—	95.7
(g) Private Investments	—	(29.1)	—	—	31.4
(h) Other	—	—	—	—	4.4
B. Life Investment Portfolio	$(533.9)	$—	$(426.4)	$(48.3)	$451.6
(III) Life Fixed Income Portfolio	(533.9)	—	(426.4)	(48.3)	451.6
(i) Cash & Short Term Investments	(0.1)	—	—	—	0.1
(j) Total Government Related	(218.8)	—	(82.6)	(3.5)	173.1
(k) Total Corporate Credit	(258.0)	—	(281.2)	(36.8)	229.9
(l) Total Structured Credit	(57.1)	—	(62.7)	(8.0)	54.5
(IV) Life Non-Fixed Income Portfolio	—	—	—	—	—
____________

(1)	The estimated impact on the fair value of our fixed income portfolio of an immediate hypothetical +100 bps adverse parallel shift in global bond curves.

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

(5)
The VaR results are based on a 95% confidence interval, with a one-year holding period, excluding foreign exchange rate risk. Our investment portfolio VaR at December 31, 2013 is not necessarily indicative of future VaR levels as these are based on statistical estimates of possible price changes and, therefore, exclude other sources of investment return such as coupon and dividend income.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

XL GROUP PLC
CONSOLIDATED BALANCE SHEETS AS AT DECEMBER 31, 2013 AND 2012

(U.S. dollars in thousands, except share data)	2013	2012
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost: 2013, $27,111,874; 2012, $26,544,806)	$27,500,136	$27,846,920
Equity securities, at fair value (cost: 2013, $903,201; 2012, $617,486)	1,040,237	649,359
Short-term investments, at fair value (amortized cost: 2013, $455,470; 2012, $322,563)	456,288	322,703
Total investments available for sale	$28,996,661	$28,818,982
Fixed maturities, held to maturity at amortized cost (fair value: 2013, $3,131,235; 2012, $3,262,804)	2,858,695	2,814,447
Investments in affiliates	1,370,943	1,126,875
Other investments	1,164,630	1,219,879
Total investments	$34,390,929	$33,980,183
Cash and cash equivalents	1,800,832	2,618,378
Accrued investment income	346,809	342,778
Deferred acquisition costs	670,659	675,653
Ceded unearned premiums	788,871	587,074
Premiums receivable	2,612,602	2,568,862
Reinsurance balances receivable	118,885	58,428
Unpaid losses and loss expenses recoverable	3,435,230	3,382,102
Receivable from investments sold	144,765	16,002
Goodwill and other intangible assets	411,611	408,527
Deferred tax asset	237,884	166,143
Other assets	693,810	582,765
Total assets	$45,652,887	$45,386,895

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$20,481,065	$20,484,121
Deposit liabilities	1,509,243	1,551,398
Future policy benefit reserves	4,803,816	4,812,046
Unearned premiums	3,846,526	3,755,086
Notes payable and debt	2,263,203	1,672,778
Reinsurance balances payable	302,399	143,112
Payable for investments purchased	60,162	102,113
Deferred tax liability	86,330	141,803
Other liabilities	950,845	868,036
Total liabilities	$34,303,589	$33,530,493
Commitments and Contingencies
Shareholders’ Equity:
Ordinary shares, 999,990,000 authorized, par value $0.01; issued and outstanding (2013, 278,253,308; 2012, 298,681,573)	$2,783	$2,987
Additional paid in capital	7,994,100	8,584,752
Accumulated other comprehensive income	736,657	1,520,020
Retained earnings	1,264,093	402,318
Shareholders’ equity attributable to XL Group plc	$9,997,633	$10,510,077
Non-controlling interest in equity of consolidated subsidiaries	1,351,665	1,346,325
Total shareholders’ equity	$11,349,298	$11,856,402
Total liabilities and shareholders’ equity	$45,652,887	$45,386,895
See accompanying Notes to Consolidated Financial Statements

XL GROUP PLC
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(U.S. dollars in thousands, except per share data)	2013	2012	2011
Revenues:
Net premiums earned	$6,309,521	$6,090,437	$5,690,130
Net investment income	957,716	1,012,348	1,137,769
Realized investment gains (losses):
Net realized gains (losses) on investments sold	104,076	94,807	(28,187)
Other-than-temporary impairments on investments	(10,266)	(54,301)	(174,102)
Other-than-temporary impairments on investments transferred to (from) other comprehensive income	(6,033)	(26,408)	13,930
Total net realized gains (losses) on investments	$87,777	$14,098	$(188,359)
Net realized and unrealized gains (losses) on derivative instruments	7,798	5,221	(10,738)
Income (loss) from investment fund affiliates	138,391	58,504	26,253
Fee income and other	40,031	51,789	41,748
Total revenues	$7,541,234	$7,232,397	$6,696,803
Expenses:
Net losses and loss expenses incurred	$3,731,464	$3,765,482	$4,078,391
Claims and policy benefits	465,702	486,195	535,074
Acquisition costs	909,323	913,492	826,411
Operating expenses	1,213,178	1,173,955	1,083,917
Foreign exchange (gains) losses	(28,243)	10,545	(40,640)
Interest expense	155,462	172,204	205,592
Impairment of goodwill	—	—	429,020
Total expenses	$6,446,886	$6,521,873	$7,117,765
Income (loss) before income tax and income (loss) from operating affiliates	1,094,348	710,524	(420,962)
Income (loss) from operating affiliates	119,804	53,887	76,786
Provision (benefit) for income tax	77,505	34,028	59,707
Net income (loss)	$1,136,647	$730,383	$(403,883)
Non-controlling interests	76,731	79,255	70,877
Net income (loss) attributable to ordinary shareholders	$1,059,916	$651,128	$(474,760)
Weighted average ordinary shares and ordinary share equivalents outstanding, in thousands – basic	287,801	307,372	312,896
Weighted average ordinary shares and ordinary share equivalents outstanding, in thousands – diluted	292,069	310,282	312,896
Earnings (loss) per ordinary share and ordinary share equivalent – basic	$3.68	$2.12	$(1.52)
Earnings (loss) per ordinary share and ordinary share equivalent – diluted	$3.63	$2.10	$(1.52)
See accompanying Notes to Consolidated Financial Statements

XL GROUP PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(U.S. dollars in thousands)	2013	2012	2011
Net income (loss) attributable to ordinary shareholders	$1,059,916	$651,128	$(474,760)
Change in net unrealized gains (losses) on investments, net of tax	(798,924)	841,215	446,427
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	26,637	46,162	25,269
Change in OTTI losses recognized in other comprehensive income, net of tax	32,181	67,280	39,456
Change in underfunded pension liability	11,162	(9,985)	(2,622)
Change in value of cash flow hedge	439	439	440
Foreign currency translation adjustments	(54,858)	(8,156)	(26,700)
Comprehensive income (loss)	$276,553	$1,588,083	$7,510
See accompanying Notes to Consolidated Financial Statements

XL GROUP PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(U.S. dollars in thousands)	2013	2012	2011
Ordinary Shares:
Balance – beginning of year	$2,987	$3,156	$3,165
Issuance of ordinary shares	13	10	307
Buybacks of ordinary shares	(226)	(183)	(317)
Exercise of stock options	9	4	1
Balance – end of year	$2,783	$2,987	$3,156
Additional Paid in Capital:
Balance – beginning of year	$8,584,752	$8,938,679	$8,993,016
Issuance of ordinary shares	29	1,387	572,708
Buybacks of ordinary shares	(639,292)	(402,748)	(666,705)
Exercise of stock options	12,614	5,545	1,333
Share-based compensation expense	35,997	41,889	38,327
Balance – end of year	$7,994,100	$8,584,752	$8,938,679
Accumulated Other Comprehensive Income (Loss):
Balance – beginning of year	$1,520,020	$583,065	$100,795
Change in net unrealized gains (losses) on investments, net of tax	(798,924)	841,215	446,427
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	26,637	46,162	25,269
Change in OTTI losses recognized in other comprehensive income, net of tax	32,181	67,280	39,456
Change in underfunded pension liability	11,162	(9,985)	(2,622)
Change in value of cash flow hedge	439	439	440
Foreign currency translation adjustments	(54,858)	(8,156)	(26,700)
Balance – end of year	$736,657	$1,520,020	$583,065
Retained Earnings (Deficit):
Balance – beginning of year	$402,318	$(113,242)	$500,497
Net income (loss) attributable to ordinary shareholders	1,059,916	651,128	(474,760)
Dividends on ordinary shares	(162,043)	(135,568)	(138,979)
Buybacks of ordinary shares	(36,098)	—	—
Balance – end of year	$1,264,093	$402,318	$(113,242)
Non-controlling Interest in Equity of Consolidated Subsidiaries:
Balance – beginning of year	$1,346,325	$1,344,472	$1,002,296
Non-controlling interests – contributions	7,747	1,500	—
Non-controlling interests – distributions	(37)	—	—
Non-controlling interests	(500)	113	(83)
Non-controlling interest share in change in accumulated other comprehensive income (loss)	(29)	240	(2,241)
Non-controlling interests - deconsolidation	(1,841)	—	—
Issuance of Series D preference ordinary shares	—	—	350,000
Purchase of Series D preference ordinary shares	—	—	(5,000)
Purchase of Series E preference ordinary shares	—	—	(500)
Balance – end of year	$1,351,665	$1,346,325	$1,344,472
Total Shareholders’ Equity	$11,349,298	$11,856,402	$10,756,130
See accompanying Notes to Consolidated Financial Statements

XL GROUP PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(U.S. dollars in thousands)	2013	2012	2011
Cash flows provided by (used in) operating activities:
Net income (loss)	$1,136,647	$730,383	$(403,883)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on investments	(87,777)	(14,098)	188,359
Net realized and unrealized (gains) losses on derivative instruments	(7,798)	(5,221)	10,738
Amortization of premiums (discounts) on fixed maturities	166,621	169,353	120,130
(Income) loss from investment and operating affiliates	(229,386)	(112,391)	(103,039)
Impairment of goodwill	—	—	429,020
Share based compensation	46,489	47,472	41,225
Depreciation	56,229	57,280	49,800
Accretion of deposit liabilities	47,256	81,269	82,799
Changes in:
Unpaid losses and loss expenses	(88,636)	(287,972)	243,040
Future policy benefit reserves	(164,923)	(187,400)	(171,618)
Unearned premiums	65,279	182,963	95,393
Premiums receivable	(27,334)	(127,633)	(31,286)
Unpaid losses and loss expenses recoverable	(36,897)	305,675	(2,168)
Ceded unearned premiums	(196,674)	14,923	21,532
Reinsurance balances receivable	(60,317)	162,280	(49,286)
Deferred acquisition costs	8,532	(649)	(41,881)
Reinsurance balances payable	161,132	48,159	(31,846)
Deferred tax asset – net	(29,230)	(28,556)	(43,583)
Derivatives	(22,324)	7,252	93,796
Other assets	(26,945)	20,924	(24,747)
Other liabilities	60,331	50,342	(93,323)
Other	9,702	(58,249)	(51,970)
Total adjustments	$(356,670)	$325,723	$731,085
Net cash provided by (used in) operating activities	$779,977	$1,056,106	$327,202
Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$4,341,429	$3,604,792	$5,091,375
Proceeds from redemption of fixed maturities and short-term investments	4,008,333	4,579,651	3,595,922
Proceeds from sale of equity securities	245,538	221,617	205,736
Purchases of fixed maturities and short-term investments	(9,143,973)	(8,902,879)	(7,529,962)
Purchases of equity securities	(534,356)	(362,021)	(631,169)
Proceeds from sale of affiliates	190,954	133,375	315,696
Purchases of affiliates	(353,678)	(138,027)	(179,415)
Other, net	47,891	(79,101)	(36,080)
Net cash provided by (used in) investing activities	$(1,197,862)	$(942,593)	$832,103
See accompanying Notes to Consolidated Financial Statements

XL GROUP PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(U.S. dollars in thousands)	2013	2012	2011
Cash flows provided by (used in) financing activities:
Proceeds from issuance of ordinary shares and exercise of stock options	$12,623	$5,413	$576,333
Proceeds from issuance of Series D preference ordinary shares	—	—	349,180
Buybacks of ordinary shares	(675,617)	(402,930)	(667,022)
Purchase of Redeemable Series C preference ordinary shares	—	—	(71,801)
Purchase of Series D preference ordinary shares	—	—	(3,650)
Purchase of Series E preference ordinary shares	—	—	(465)
Dividends paid on ordinary shares	(160,155)	(134,799)	(138,050)
Distributions to non-controlling interests	(77,670)	(78,987)	(71,483)
Contributions from non-controlling interests	7,747	1,500	—
Proceeds from issuance of debt	592,615	—	395,859
Repayment of debt	—	(600,000)	(575,000)
Deposit liabilities	(94,386)	(134,950)	(152,617)
Net cash provided by (used in) financing activities	$(394,843)	$(1,344,753)	$(358,716)
Effects of exchange rate changes on foreign currency cash	(4,818)	24,493	1,668
Increase (decrease) in cash and cash equivalents	$(817,546)	$(1,206,747)	$802,257
Cash and cash equivalents – beginning of period	2,618,378	3,825,125	3,022,868
Cash and cash equivalents – end of period	$1,800,832	$2,618,378	$3,825,125

Net taxes paid	$96,469	$34,465	$106,666
Interest paid on notes payable and debt	$97,125	$116,689	$149,133
See accompanying Notes to Consolidated Financial Statements

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

1. General
XL Group plc, through its operating subsidiaries (collectively the “Company” or “XL”), is a leading provider of insurance and reinsurance coverages to industrial, commercial and professional firms, insurance companies and other enterprises on a worldwide basis. The Company and its various subsidiaries operate globally in 24 countries, through the Company's three business segments: Insurance, Reinsurance and Life operations. These segments are further discussed in Note 4, “Segment Information.”
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant areas of estimation include:

▪	unpaid losses and loss expenses and unpaid losses and loss expenses recoverable;

▪	future policy benefit reserves;

▪	valuation and other-than-temporary impairments of investments;

▪	income taxes;

▪	reinsurance premium estimates; and

▪	goodwill carrying value.
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
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Basis of Fair Value Measurement
Fair value measurements accounting guidance also establishes a fair value hierarchy that prioritizes the inputs to the respective valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. The three levels of the fair value hierarchy are described further below:

▪	Level 1 - Quoted prices in active markets for identical assets or liabilities (unadjusted); no blockage factors.

▪
Level 2 - Other observable inputs (quoted prices in markets that are not active or inputs that are observable either directly or indirectly)—include quoted prices for similar assets/liabilities (adjusted) other than quoted prices in Level 1; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

▪
Level 3 - Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Details on assets and liabilities that have been included under the requirements of authoritative guidance on fair value measurements to illustrate the bases for determining the fair values of these items held by the Company are included in each respective significant accounting policy section of this note.
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
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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
Investments In Affiliates
Investments in which the Company has significant influence over the operating and financial policies of the investee are classified as investments in affiliates on the Company’s balance sheet and are accounted for under the equity method of accounting. Under this method, the Company records its proportionate share of income or loss from such investments in its results for the period as well as its portion of movements in certain of the investee shareholders’ equity balances. When financial statements of the affiliate are not available on a timely basis to record the Company’s share of income or loss for the same reporting periods as the Company, the most recently available financial statements are used. This lag in reporting is applied consistently. Distributions received from affiliates representing returns on invested capital are recorded as operating cash flows, while distributions representing returns of invested capital or proceeds upon sale of all or a portion of an affiliate are recorded as investing cash flows.
The Company generally records its alternative and private investment fund affiliates on a one-month and three-month lag, respectively, and its operating affiliates on a three-month lag. Significant influence is generally deemed to exist where the Company has an investment of 20% or more in the common stock of a corporation or an investment of 3% or more in closed end funds, limited partnerships, LLCs or similar investment vehicles. Significant influence is considered for other strategic investments on a case-by-case basis. Investments in affiliates are not subject to fair value measurement guidance as they are not considered to be fair value measured investments under GAAP. However, impairments associated with investments in affiliates that are deemed to be other-than-temporary are calculated in accordance with fair value measurement guidance and appropriate disclosures included within the financial statements during the period the losses are recorded.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Other Investments
Contained within this asset class are equity interests in investment funds, limited partnerships and unrated tranches of collateralized debt obligations for which the Company does not have sufficient rights or ownership interests to follow the equity method of accounting. The Company accounts for equity securities that do not have readily determinable market values at estimated fair value as it has no significant influence over these entities. Also included within other investments are structured transactions, which are carried at amortized cost.
Fair values for other investments, principally other direct equity investments, investment funds and limited partnerships, are primarily based on the net asset value provided by the investment manager, the general partner or the respective entity, recent financial information, available market data and, in certain cases, management judgment if required. These entities generally carry their trading positions and investments, the majority of which have underlying securities valued using Level 1 or Level 2 inputs, at fair value as determined by their respective investment managers; accordingly, these investments are generally classified as Level 2. Private equity investments are classified as Level 3. The net unrealized gain or loss on investments, net of tax, is included in “Accumulated other comprehensive income (loss).” Any unrealized loss in value considered by management to be other-than-temporary is charged to income in the period in which it is determined.
Overseas deposits include investments in private funds related to Lloyd’s syndicates in which the underlying instruments are primarily fixed maturities. The funds themselves do not trade on an exchange and therefore are not included within available for sale securities. Also included in overseas deposits are restricted balances held by Lloyd’s syndicates for solvency purposes which are primarily invested in cash and cash equivalents. Given the restricted nature of these balances, they are included in other investments on the balance sheet. Each of these investment types is considered a Level 2 valuation.
The Company historically participated in structured transactions that included cash loans supporting project finance transactions and providing liquidity facility financing to a structured project deal in 2009, and the Company also invested in a payment obligation with an insurance company. These transactions are carried at amortized cost. For further details see Note 3, “Fair Value Measurements,” and Note 7, “Other Investments.”
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
The Company has periodically written retroactive loss portfolio transfer contracts. These contracts are evaluated to determine whether they meet the established criteria for reinsurance accounting, and, if so, at inception, written premiums are fully earned and corresponding losses and loss expense recognized. The contracts can cause significant variances in gross premiums written, net premiums written, net premiums earned, and net incurred losses in the years in which they are written. Reinsurance contracts sold not meeting the established criteria for reinsurance accounting are recorded using the deposit method.
Acquisition costs, which vary with and are directly related to the acquisition of policies, consist primarily of commissions paid to brokers and cedants, and are deferred and amortized over the period during which the premiums are earned. Acquisition costs are shown net of contractual commissions earned on reinsurance ceded. Future earned premiums, the anticipated losses and other costs (and in the case of a premium deficiency, investment income) related to those premiums, are also considered in determining the level of acquisition costs to be deferred.
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
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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
The Company uses derivative instruments, primarily interest rate swaps, to manage the interest rate exposure associated with certain assets and liabilities. These derivatives are recorded at fair value. On the date the derivative contract is entered into, the Company may designate the derivative as: a hedge of the fair value of a recognized asset or liability (“fair value” hedge); a hedge of the variability in cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset or liability (“cash flow” hedge); or a hedge of a net investment in a foreign operation; or the Company may not designate any hedging relationship for a derivative contract.
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
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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
(k) Goodwill, Intangibles and Other Long-Lived Assets
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
All of the Company’s amortizable or depreciable long-lived assets such as premises, equipment, and acquired or internally-developed software are carried at net book value, and are amortized or depreciated on a straight-line basis over their estimated useful lives. The amortization periods approximate the period over which the Company expects to generate future net cash inflows from the use of these assets. All of these assets are subject to impairment testing in accordance with authoritative guidance for the impairment or disposal of long-lived assets when events or conditions indicate that the carrying value of an asset may not be fully recoverable from future cash flows.
(l) Variable Interest Entities ("VIEs")
Investments or other interests that absorb portions of an entity’s expected losses or receive portions of the entity’s expected residual returns are called variable interests. Entities in which the equity investors, as a group, do not have the characteristic of a controlling financial interest, or that do not have sufficient equity at risk to allow them to finance their own activities without additional financial support are referred to as VIEs.
A VIE must be consolidated by its primary beneficiary, which is the variable interest holder that is determined to have the controlling financial interest in the entity. Based upon the nature of the VIE, this is either the entity that has both: a) the power to direct the VIE’s activities that most significantly impact its economic performance, and b) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to it; or it is the reporting entity that will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both.
Refer to Note 16, "Variable Interest Entities" for further discussion of the Company’s interests in VIEs.
(m) Non-controlling Interests
Non-controlling shareholders' interests are presented separately in the Company's Consolidated Balance Sheets and Consolidated Statements of Shareholders' Equity as required under GAAP. The net loss (income) attributable to non-controlling interests is presented separately in the Company's Consolidated Statements of Comprehensive Income. Refer to Note 16, “Variable Interest Entities” and Note 18, “Share Capital” for further discussion of non-controlling interests in the Company.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(n) Losses and Loss Expenses
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
(o) Deposit Liabilities
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
(p) Future Policy Benefit Reserves
The Company estimates the present value of future policy benefits related to long duration contracts using assumptions for investment yields, mortality, and expenses, including a provision for adverse deviation.
The assumptions used to determine future policy benefit reserves are best estimate assumptions that are determined at the inception of the contracts and are locked-in throughout the life of the contract unless a premium deficiency develops. As the experience on the contracts emerges, the assumptions are reviewed. If such review would produce reserves in excess of those currently held, then the locked-in assumptions will be revised and a claim and policy benefit is recognized at that time. The Company includes the cost of reinsurance in its premium deficiency considerations. For certain annuity contracts, policy benefit reserves may be increased for the impact of unrealized gains on investments supporting these contracts, as if these gains had been realized, with a corresponding charge to other comprehensive income (“shadow adjustments”).
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
(q) Income Taxes
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
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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
The Company recognizes the tax benefit from an uncertain tax position taken only if it is more likely than not that the tax position will be sustained upon examination by the relevant tax authority, based on our interpretation of and judgment over tax law. The Company reviews its uncertain tax positions on a quarterly basis. Tax positions that meet the more likely than not threshold are measured using a probability weighted approach, whereby the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement is recognized. The Company recognizes interest and penalties on underpaid tax in income tax expense.
(r) Stock Plans
At December 31, 2013, the Company had several stock-based performance incentive programs, which are described more fully in Note 18, “Share Capital.” Stock-based compensation issued under these plans generally has a life of not longer than ten years and vests as set forth at the time of grant. Awards currently vest annually over three or four years from the date of grant. The Company recognizes compensation costs for stock-based awards on a straight-line basis over the requisite service period (usually the vesting period) for each award.
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
(s) Per Share Data
Basic earnings per ordinary share is based on weighted average ordinary shares outstanding and excludes any dilutive effects of options and convertible securities. Diluted earnings per ordinary share assumes the exercise of all dilutive stock options and conversion of convertible securities where the contingency for conversion has occurred or been satisfied.
(t) Recent Accounting Pronouncements
In October 2010, the FASB issued an accounting standards update to address disparities in practice regarding the interpretation of which costs relating to the acquisition of new and renewal insurance contracts qualify for deferral. The provisions of the guidance specify that only costs that are related directly to the successful acquisition of new and renewal insurance contracts may be capitalized. These include incremental direct costs of contract acquisition and certain other costs related directly to underwriting activities. Incremental direct costs of contract acquisition are those that result directly from and are essential to a contract transaction, and would not have been incurred by the insurance entity had the transaction not occurred. Administrative costs, rent, depreciation, occupancy, equipment and all other general overhead costs are considered indirect costs and should be charged to expense as incurred. On January 1, 2012, the Company adopted this guidance on a retrospective basis for all fiscal years presented, and interim periods within those years. The impact of adoption was a reduction in deferred acquisition costs of approximately $21 million, a reduction in deferred tax liabilities of approximately $7 million, and a corresponding reduction in opening retained earnings of approximately $14 million within the Company’s December 31, 2011 balance sheet. The adoption of this guidance did not have an impact on the Company’s results of operations or cash flows.
In May 2011, the FASB issued an accounting standards update to amend existing requirements for fair value measurements and disclosures. The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy, requiring quantitative and qualitative information to be disclosed related to: (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The guidance requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value, but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities, as well as instruments classified in shareholders’ equity. The Company adopted

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

this guidance from January 1, 2012; however, it impacted disclosure only and did not have an impact on the Company’s financial condition, results of operations or cash flows. See Note 3, “Fair Value Measurements,” for these updated disclosures.
In June 2011, the FASB issued an accounting standards update concerning the presentation of comprehensive income in financial statements. This guidance allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income only as part of the statement of changes in shareholders' equity. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company adopted this guidance from January 1, 2012; however, it did not have an impact on the Company's disclosure, financial condition, results of operations or cash flows. In February 2013, the FASB issued an additional accounting standards update related to this topic that requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The Company adopted this additional guidance prospectively from January 1, 2013. As this guidance is disclosure-related only and does not change the current requirements for reporting net income or other comprehensive income in financial statements, its adoption did not impact the Company's financial condition, results of operations or cash flows.
In September 2011, the FASB issued an accounting standards update to simplify how entities test goodwill for impairment, by allowing an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting entity is less than its carrying amount, as a basis for determining whether it is necessary to perform the two-step goodwill impairment test required under GAAP accounting rules. After assessing the circumstances that should be considered in making the qualitative assessment, if an entity determines that the fair value of a reporting unit as compared to its carrying value meets the threshold, then performing the two-step impairment step is unnecessary. In other circumstances, performance of the two-step test is required. The guidance also eliminates the option for an entity to carry forward its detailed calculation of a reporting unit’s fair value in certain situations. The Company adopted this guidance from January 1, 2012. It did not have an impact on the Company’s financial condition, results of operations, or cash flows.
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
In July 2012, the FASB issued an accounting standards update to simplify how entities test indefinite-lived intangible assets for impairment. Under this new guidance, an entity is allowed the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. After assessing the circumstances that should be considered in making the qualitative assessment, if an entity determines that the fair value of the intangible asset as compared to its carrying value meets the threshold, it may bypass the existing requirements to perform a full quantitative impairment test on the intangible asset, a test which otherwise would have to be performed annually, at a minimum. The guidance was effective during the fourth quarter of 2012. The Company adopted this guidance from January 1, 2013. It did not have an impact on the Company’s financial condition, results of operations or cash flows.
In July 2013, the FASB issued an accounting standards update concerning the presentation of unrecognized tax benefits. The objective of the guidance is to improve the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance seeks to reduce the diversity in practice by providing guidance on the presentation of unrecognized tax benefits to better reflect the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The guidance is effective for annual and interim reporting periods beginning after December 15, 2013, with both early adoption and retrospective application permitted. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company's financial condition, results of operations or cash flows.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

3. Fair Value Measurements
(a) Fair Value Summary
The following tables set forth the Company’s assets and liabilities that were accounted for at fair value at December 31, 2013 and 2012 by level within the fair value hierarchy. For further information, see Note 2 (b), “Significant Accounting Policies – Fair Value Measurements”:

December 31, 2013 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at December 31, 2013
Assets
U.S. Government and Government - Related/Supported	$—	$2,501,851	$—	$—	$2,501,851
Corporate (1)	—	11,094,257	31,573	—	11,125,830
Residential mortgage-backed securities – Agency (“RMBS - Agency”)	—	3,535,649	10,473	—	3,546,122
Residential mortgage-backed securities – Non-Agency (“RMBS - Non-Agency”)	—	398,759	9	—	398,768
Commercial mortgage-backed securities (“CMBS”)	—	1,234,262	12,533	—	1,246,795
Collateralized debt obligations (“CDO”)	—	7,060	710,253	—	717,313
Other asset-backed securities (2)	—	1,230,227	11,877	—	1,242,104
U.S. States and political subdivisions of the States	—	1,845,812	—	—	1,845,812
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	4,875,541	—	—	4,875,541
Total fixed maturities, at fair value	$—	$26,723,418	$776,718	$—	$27,500,136
Equity securities, at fair value (3)	540,331	499,906	—	—	1,040,237
Short-term investments, at fair value (1)(4)	—	454,273	2,015	—	456,288
Total investments available for sale	$540,331	$27,677,597	$778,733	$—	$28,996,661
Cash equivalents (5)	834,514	226,636	—	—	1,061,150
Other investments (6)	—	757,110	113,472	—	870,582
Other assets (7)	—	27,487	—	(1,342)	26,145
Total assets accounted for at fair value	$1,374,845	$28,688,830	$892,205	$(1,342)	$30,954,538
Liabilities
Financial instruments sold, but not yet purchased (8)	$—	$28,861	$—	$—	$28,861
Other liabilities (7)	—	76,375	29,110	(1,342)	104,143
Total liabilities accounted for at fair value	$—	$105,236	$29,110	$(1,342)	$133,004

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

December 31, 2012 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at December 31, 2012
Assets
U.S. Government and Government - Related/Supported	$—	$2,034,617	$—	$—	$2,034,617
Corporate (1)	—	10,451,902	30,098	—	10,482,000
RMBS – Agency	—	5,223,488	32,005	—	5,255,493
RMBS – Non-Agency	—	647,617	116	—	647,733
CMBS	—	1,051,904	25,347	—	1,077,251
CDO	—	8,080	701,736	—	709,816
Other asset-backed securities (2)	—	1,452,583	18,128	—	1,470,711
U.S. States and political subdivisions of the States	—	1,911,017	—	—	1,911,017
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	4,258,282	—	—	4,258,282
Total fixed maturities, at fair value	$—	$27,039,490	$807,430	$—	$27,846,920
Equity securities, at fair value (3)	253,957	395,402	—	—	649,359
Short-term investments, at fair value (1)(4)	—	322,703	—	—	322,703
Total investments available for sale	$253,957	$27,757,595	$807,430	$—	$28,818,982
Cash equivalents (5)	1,596,376	408,292	—	—	2,004,668
Other investments (6)	—	792,483	115,272	—	907,755
Other assets (7)	—	24,842	—	(1,327)	23,515
Total assets accounted for at fair value	$1,850,333	$28,983,212	$922,702	$(1,327)	$31,754,920
Liabilities
Financial instruments sold, but not yet purchased (8)	$—	$26,235	$—	$—	$26,235
Other liabilities (7)	—	30,379	36,247	(1,327)	65,299
Total liabilities accounted for at fair value	$—	$56,614	$36,247	$(1,327)	$91,534

____________

(1)
Included within Corporate are certain medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes had a fair value of $154.6 million and $194.3 million and an amortized cost of $147.7 million and $194.8 million at December 31, 2013 and December 31, 2012, respectively. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(2)
The Company invests in covered bonds (“Covered Bonds”). Covered Bonds are senior secured debt instruments issued by financial institutions and backed by over-collateralized pools of public sector or mortgage loans. At December 31, 2013 and December 31, 2012, Covered Bonds with a fair value of $553.1 million and $647.1 million, respectively, are included within Other asset-backed securities.

(3)	Included within Equity securities are investments in fixed income funds with a fair value of $87.4 million and $101.9 million at December 31, 2013 and December 31, 2012, respectively.

(4)	Short-term investments consist primarily of Corporate securities and U.S. and Non-U.S. Government and Government-Related/ Supported securities.

(5)	Cash equivalents balances subject to fair value measurement include certificates of deposit and money market funds. Operating cash balances are not subject to fair value measurement guidance.

(6)
The Other investments balance excludes certain structured transactions including certain investments in project finance transactions, a payment obligation and liquidity financing provided to a structured credit vehicle as a part of a third party medium term note facility. These investments, which totaled $294.0 million at December 31, 2013 and $312.1 million at December 31, 2012, are carried at amortized cost. For further information, see Note 7, “Other Investments.”

(7)
Other assets and other liabilities include derivative instruments. The derivative balances included in each category are reported on a gross basis by level with a netting adjustment presented separately in the Collateral and Counterparty Netting column. The fair values of the individual derivative contracts are reported gross in their respective levels based on the fair value hierarchy. For further details regarding derivative fair values and associated collateral received or paid see Note 14, “Derivative Instruments.”

(8)	Financial instruments sold, but not yet purchased, represent “short sales” and are included within “Payable for investments purchased” on the balance sheet.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(b) Level 3 Assets and Liabilities
The tables below present additional information about assets and liabilities measured at fair value on a recurring basis and for which Level 3 inputs were utilized to determine fair value. The tables present a reconciliation of the beginning and ending balances for the year ended December 31, 2013 and 2012 for all financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3) at December 31, 2013 and 2012, respectively. The tables do not include gains or losses that were reported in Level 3 in prior periods for assets that were transferred out of Level 3 prior to December 31, 2013 and 2012. Gains and losses for assets and liabilities classified within Level 3 in the table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, it should be noted that the following tables do not take into consideration the effect of offsetting Level 1 and 2 financial instruments entered into by the Company that are either economically hedged by certain exposures to the Level 3 positions or that hedge the exposures in Level 3 positions.
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
There were no significant transfers between Level 1 and Level 2 during the years ended December 31, 2013 and 2012.

(U.S. dollars in thousands)	Level 3 Assets and Liabilities – Year Ended December 31, 2013
	Corporate	RMBS – Agency	RMBS – Non Agency	CMBS	CDO
Balance, beginning of period	$30,098	$32,005	$116	$25,347	$701,736
Realized gains (losses)	4	10	(1)	3	4,364
Movement in unrealized gains (losses)	766	(23)	(1)	(68)	37,916
Purchases and issuances	10,691	—	3,326	—	136,035
Sales	(71)	(535)	—	—	(48,226)
Settlements	(7,274)	(3,349)	(105)	(12,749)	(121,572)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(2,641)	(17,635)	(3,326)	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$31,573	$10,473	$9	$12,533	$710,253
Movement in total gains (losses) above relating to instruments still held at the reporting date	$845	$(27)	$(1)	$(65)	$39,259

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(U.S. dollars in thousands)	Level 3 Assets and Liabilities – Year Ended December 31, 2013
	Other asset- backed securities	Non-US Sovereign Government, Provincial, Supranational and Government Related/Supported	Short-term investments	Other investments	Derivative Contracts – Net
Balance, beginning of period	$18,128	$—	$—	$115,272	$(36,247)
Realized gains (losses)	848	—	(17)	7,545	—
Movement in unrealized gains (losses)	1,691	—	15	4,095	7,137
Purchases and issuances	21,686	—	2,017	18,340	—
Sales	(15,711)	—	—	(1,237)	—
Settlements	(8,259)	—	—	(30,543)	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(6,506)	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$11,877	$—	$2,015	$113,472	$(29,110)
Movement in total gains (losses) above relating to instruments still held at the reporting date	$(515)	$—	$(2)	$10,750	$7,137

(U.S. dollars in thousands)	Level 3 Assets and Liabilities – Year Ended December 31, 2012
	Corporate	RMBS – Agency	RMBS – Non Agency	CMBS	CDO
Balance, beginning of period	$23,818	$32,041	$—	$—	$650,851
Realized gains (losses)	4	(15)	—	—	(894)
Movement in unrealized gains (losses)	100	27	—	20	109,282
Purchases and issuances	10,278	—	—	25,546	—
Sales	—	—	—	—	(32,496)
Settlements	(282)	(6,307)	—	(219)	(24,536)
Transfers into Level 3	819	21,249	116	—	—
Transfers out of Level 3	(4,639)	(14,990)	—	—	(471)
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$30,098	$32,005	$116	$25,347	$701,736
Movement in total gains (losses) above relating to instruments still held at the reporting date	$122	$10	$—	$20	$104,474

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(U.S. dollars in thousands)	Level 3 Assets and Liabilities – Year Ended December 31, 2012
	Other asset- backed securities	Non-US Sovereign Government, Provincial, Supranational and Government Related/Supported	Short-term investments	Other investments	Derivative Contracts – Net
Balance, beginning of period	$16,552	$—	$—	$113,959	$(42,644)
Realized gains (losses)	6,768	—	—	5,083	—
Movement in unrealized gains (losses)	(2,784)	—	—	7,802	6,397
Purchases and issuances	8,753	—	—	7,375	—
Sales	—	—	—	—	—
Settlements	(16,094)	—	—	(18,637)	—
Transfers into Level 3	4,933	—	—	5	—
Transfers out of Level 3	—	—	—	(315)	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$18,128	$—	$—	$115,272	$(36,247)
Movement in total gains (losses) above relating to instruments still held at the reporting date	$(154)	$—	$—	$5,038	$6,397

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
The remainder of the Level 3 assets relate primarily to private equity investment funds and certain derivative positions as described below.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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
(g) Financial Instruments Not Carried at Fair Value
Authoritative guidance over disclosures about the fair value of financial instruments requires additional disclosure of fair value information for financial instruments not carried at fair value in both interim and annual reporting periods. Certain financial instruments, particularly insurance contracts, are excluded from these fair value disclosure requirements. The carrying values of cash and cash equivalents, accrued investment income, net receivable from investments sold, other assets, net payable for investments purchased, other liabilities and other financial instruments not included below approximated their fair values. The following table includes financial instruments for which the carrying value differs from the estimated fair values at December 31, 2013 and 2012. All of these fair value estimates are considered Level 2 fair value measurements. The fair values for fixed maturities held to maturity are provided by third party pricing vendors and significant valuation inputs for all other items included were based upon market data obtained from sources independent of the Company, and are subject to the same control environment previously described.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(U.S. dollars in thousands)	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed maturities, held to maturity	$2,858,695	$3,131,235	$2,814,447	$3,262,804
Other investments – structured transactions	294,048	296,799	312,122	293,813
Financial Assets	$3,152,743	$3,428,034	$3,126,569	$3,556,617
Deposit liabilities	$1,509,243	$1,718,394	$1,551,398	$1,878,499
Notes payable and debt	2,263,203	2,429,412	1,672,778	1,918,134
Financial Liabilities	$3,772,446	$4,147,806	$3,224,176	$3,796,633
The Company historically participated in structured transactions. Remaining structured transactions include cash loans supporting project finance transactions, liquidity facility financing provided to structured project deals and an investment in a payment obligation with an insurance company. These transactions are carried at amortized cost. The fair value of these investments held by the Company is determined through use of internal models utilizing reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.
Deposit liabilities include obligations under structured insurance and reinsurance transactions. For purposes of fair value disclosures, the Company determined the estimated fair value of the deposit liabilities by assuming a discount rate equal to the appropriate U.S. Treasury rate plus 56.7 basis points and 100.3 basis points at December 31, 2013 and 2012, respectively. The discount rate incorporates the Company’s own credit risk into the determination of estimated fair value.
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
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

4. Segment Information
The Company is organized into three operating segments: Insurance, Reinsurance and Life operations. The Company’s general investment and financing operations are reflected in Corporate.
The Company evaluates the performance of both the Insurance and Reinsurance segments based on underwriting profit while the Life operations segment performance is based on contribution to net income. Other items of revenue and expenditure of the Company are not evaluated at the segment level. In addition, the Company does not allocate to the individual segments investment assets used to support its Property and Casualty (“P&C”) operations. Investment assets related to the Company’s Life operations and certain structured products included in the Insurance and Reinsurance segments and Corporate are held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from the applicable segment.
The following tables summarize the segment results for the indicated years ended:

Year Ended December 31, 2013 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Life Operations	Total
Gross premiums written	$5,523,181	$1,893,611	$7,416,792	$324,343	$7,741,135
Net premiums written	4,154,093	1,749,889	5,903,982	295,422	6,199,404
Net premiums earned	4,267,677	1,746,422	6,014,099	295,422	6,309,521
Net losses and loss expenses	2,829,999	901,465	3,731,464	465,702	4,197,166
Acquisition costs	529,270	353,388	882,658	26,665	909,323
Operating expenses (1)	782,677	166,238	948,915	8,926	957,841
Underwriting profit (loss)	$125,731	$325,331	$451,062	$(205,871)	$245,191
Net investment income			599,144	286,645	885,789
Net results from structured products (2)	15,562	8,229	23,791		23,791
Net fee income and other (3)	(9,317)	2,320	(6,997)	1,305	(5,692)
Net realized gains (losses) on investments			85,792	1,985	87,777
Contribution from P&C and Life Operations			$1,152,792	$84,064	$1,236,856
Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					7,798
Net income (loss) from investment fund affiliates and operating affiliates (4)					258,195
Exchange (gains) losses					(28,243)
Corporate operating expenses					209,454
Interest expense (5)					107,486
Non-controlling interests					76,731
Income tax expense					77,505
Net income (loss) attributable to ordinary shareholders					$1,059,916
Ratios – P&C operations: (6)
Loss and loss expense ratio	66.3%	51.6%	62.0%
Underwriting expense ratio	30.8%	29.8%	30.5%
Combined ratio	97.1%	81.4%	92.5%
____________

(1)	Operating expenses exclude Corporate operating expenses, shown separately.

(2)	The net results from P&C structured products include net investment income and interest expense of $71.9 million and $48.0 million, respectively.

(3)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(4)	The Company records the income related to the alternative funds and to the private investment and operating fund affiliates on a one-month and three-month lag, respectively.

(5)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(6)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Year Ended December 31, 2012 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Life Operations	Total
Gross premiums written	$5,166,973	$2,008,157	$7,175,130	$355,753	$7,530,883
Net premiums written	4,072,511	1,884,508	5,957,019	324,432	6,281,451
Net premiums earned	3,924,636	1,841,342	5,765,978	324,459	6,090,437
Net losses and loss expenses	2,691,056	1,074,426	3,765,482	486,195	4,251,677
Acquisition costs	504,227	368,172	872,399	41,093	913,492
Operating expenses (1)	754,308	157,657	911,965	9,335	921,300
Underwriting profit (loss)	$(24,955)	$241,087	$216,132	$(212,164)	$3,968
Net investment income			641,237	299,443	940,680
Net results from structured products (2)	20,978	(15,721)	5,257		5,257
Net fee income and other (3)	850	2,492	3,342	426	3,768
Net realized gains (losses) on investments			35,101	(21,003)	14,098
Contribution from P&C and Life Operations			$901,069	$66,702	$967,771
Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					5,221
Net income (loss) from investment fund affiliates and operating affiliates (4)					112,391
Exchange (gains) losses					10,545
Corporate operating expenses					204,502
Interest expense (5)					105,925
Non-controlling interests					79,255
Income tax expense					34,028
Net income (loss) attributable to ordinary shareholders					$651,128
Ratios – P&C operations: (6)
Loss and loss expense ratio	68.6%	58.4%	65.3%
Underwriting expense ratio	32.0%	28.5%	31.0%
Combined ratio	100.6%	86.9%	96.3%
____________

(1)	Operating expenses exclude Corporate operating expenses, shown separately.

(2)	The net results from P&C structured products include net investment income and interest expense of $71.7 million and $66.3 million, respectively.

(3)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(4)	The Company records the income related to the alternative funds and to the private investment and operating fund affiliates on a one-month and three-month lag, respectively.

(5)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(6)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Year Ended December 31, 2011 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Life Operations	Total
Gross premiums written	$4,824,665	$2,073,619	$6,898,284	$394,555	$7,292,839
Net premiums written	3,707,664	1,725,724	5,433,388	362,362	5,795,750
Net premiums earned	3,663,727	1,663,385	5,327,112	363,018	5,690,130
Net losses and loss expenses	2,951,413	1,126,978	4,078,391	535,074	4,613,465
Acquisition costs	461,965	324,128	786,093	40,318	826,411
Operating expenses (1)	683,814	176,167	859,981	9,311	869,292
Underwriting profit (loss)	$(433,465)	$36,112	$(397,353)	$(221,685)	$(619,038)
Net investment income			745,138	318,061	1,063,199
Net results from structured products (2)	10,976	12,053	23,029		23,029
Net fee income and other (3)	(16,370)	3,903	(12,467)	219	(12,248)
Net realized gains (losses) on investments			(98,360)	(89,999)	(188,359)
Contribution from P&C and Life Operations			$259,987	$6,596	$266,583
Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					(10,738)
Net income (loss) from investment fund affiliates and operating affiliates (4)					103,039
Exchange (gains) losses					(40,640)
Corporate operating expenses					160,596
Interest expense (5)					154,084
Non-controlling interests					70,877
Impairment of goodwill					429,020
Income tax expense					59,707
Net income (loss) attributable to ordinary shareholders					$(474,760)
Ratios – P&C operations: (6)
Loss and loss expense ratio	80.6%	67.8%	76.6%
Underwriting expense ratio	31.2%	30.0%	30.9%
Combined ratio	111.8%	97.8%	107.5%
____________

(1)	Operating expenses exclude Corporate operating expenses, shown separately.

(2)	The net results from P&C structured products include net investment income and interest expense of $74.6 million and $51.5 million, respectively.

(3)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(4)	The Company records the income related to the alternative funds and to the private investment and operating fund affiliates on a one-month and three-month lag, respectively.

(5)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(6)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

The following tables summarize the Company’s net premiums earned by line of business:

Year Ended December 31, 2013 (U.S. dollars in thousands)	Insurance	Reinsurance	Life Operations	Total
P&C Operations:
Professional	$1,370,196	$206,169	$—	$1,576,365
Casualty	1,389,851	312,156	—	1,702,007
Property catastrophe	—	492,568	—	492,568
Property	544,278	561,105	—	1,105,383
Marine, energy, aviation and satellite	—	94,797	—	94,797
Specialty	732,042	—	—	732,042
Other (1)	231,310	79,627	—	310,937
Total P&C Operations	$4,267,677	$1,746,422	$—	$6,014,099
Life Operations:
Annuity	—	—	122,715	122,715
Other Life	—	—	172,707	172,707
Total Life Operations	$—	$—	$295,422	$295,422
Total	$4,267,677	$1,746,422	$295,422	$6,309,521
Year Ended December 31, 2012
P&C Operations:
Professional	$1,350,319	$213,324	$—	$1,563,643
Casualty	1,165,753	311,166	—	1,476,919
Property catastrophe	—	463,975	—	463,975
Property	489,739	613,291	—	1,103,030
Marine, energy, aviation and satellite	—	147,362	—	147,362
Specialty	708,568	—	—	708,568
Other (1)	210,257	92,224	—	302,481
Total P&C Operations	$3,924,636	$1,841,342	$—	$5,765,978
Life Operations:
Annuity	$—	$—	$126,912	$126,912
Other Life	—	—	197,547	197,547
Total Life Operations	$—	$—	$324,459	$324,459
Total	$3,924,636	$1,841,342	$324,459	$6,090,437
Year Ended December 31, 2011
P&C Operations:
Professional	$1,287,231	$213,949	$—	$1,501,180
Casualty	998,326	256,853	—	1,255,179
Property catastrophe	—	387,523	—	387,523
Property	464,576	587,611	—	1,052,187
Marine, energy, aviation and satellite	—	130,855	—	130,855
Specialty	702,604	—	—	702,604
Other (1)	210,990	86,594	—	297,584
Total P&C Operations	$3,663,727	$1,663,385	$—	$5,327,112
Life Operations:
Annuity	$—	$—	$132,232	$132,232
Other Life	—	—	230,786	230,786
Total Life Operations	$—	$—	$363,018	$363,018
Total	$3,663,727	$1,663,385	$363,018	$5,690,130
____________

(1)
Other within the Insurance segment includes: excess and surplus, programs, surety, structured indemnity and certain discontinued lines. Other within the Reinsurance segment includes: whole account contracts, surety and other lines.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

The following table shows an analysis of the Company’s net premiums written by geographical location of subsidiary where the premium is written for the years ended December 31:

(U.S. dollars in thousands)	2013	2012	2011
P&C Operations:
Bermuda	$658,041	$644,566	$572,825
United States	2,650,916	2,626,855	2,320,274
Europe	2,111,065	2,202,209	2,065,197
Other	483,960	483,389	475,092
Total P&C operations	$5,903,982	$5,957,019	$5,433,388
Life Operations:
Bermuda	$117,948	$129,997	$149,466
Europe	177,474	194,435	212,896
Total Life operations	$295,422	$324,432	$362,362

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

5. Investments
(a) Fixed Maturities, Short-Term Investments and Equity Securities
Amortized Cost and Fair Value Summary
The cost (amortized cost for fixed maturities and short-term investments), fair value, gross unrealized gains and gross unrealized (losses), including OTTI recorded in accumulated other comprehensive income (“AOCI”) of the Company’s available for sale (“AFS”) and held to maturity (“HTM”) investments at December 31, 2013 and 2012 were as follows:

		Included in AOCI
December 31, 2013 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - AFS
U.S. Government and Government-Related/Supported (2)	$2,484,193	$51,701	$(34,043)	$2,501,851	$—
Corporate (4) (5)	10,802,332	433,097	(109,599)	11,125,830	(4,758)
RMBS – Agency	3,540,101	68,098	(62,077)	3,546,122	—
RMBS – Non-Agency	396,798	33,096	(31,126)	398,768	(74,528)
CMBS	1,223,313	39,255	(15,773)	1,246,795	(2,753)
CDO	754,414	5,833	(42,934)	717,313	(2,036)
Other asset-backed securities (3)	1,210,384	40,560	(8,840)	1,242,104	(2,807)
U.S. States and political subdivisions of the States	1,821,499	55,083	(30,770)	1,845,812	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (2)	4,878,840	80,961	(84,260)	4,875,541	—
Total fixed maturities - AFS	$27,111,874	$807,684	$(419,422)	$27,500,136	$(86,882)
Total short-term investments (2)	455,470	962	(144)	456,288	—
Total equity securities (6)	903,201	154,506	(17,470)	1,040,237	—
Total investments - AFS	$28,470,545	$963,152	$(437,036)	$28,996,661	$(86,882)
Fixed maturities - HTM
U.S. Government and Government-Related/Supported (2)	$10,993	$629	$—	$11,622	$—
Corporate	1,386,863	113,179	(968)	1,499,074	—
RMBS – Non-Agency	66,987	4,985	—	71,972	—
CMBS	144,924	11,864	—	156,788	—
Other asset-backed securities (3)	106,540	6,908	—	113,448	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (2)	1,142,388	136,585	(642)	1,278,331	—
Total investments - HTM	$2,858,695	$274,150	$(1,610)	$3,131,235	$—

____________

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

(2)
U.S. Government and Government-Related/Supported, Non-U.S. Sovereign Government, Provincials, Supranationals and Government-Related/Supported and Total short-term investments includes government-related securities with an amortized cost of $2,241.5 million and fair value of $2,275.6 million and U.S. Agencies with an amortized cost of $267.0 million and fair value of $284.3 million.

(3)
Covered Bonds within Fixed maturities - AFS with an amortized cost of $526.4 million and a fair value of $553.1 million and Covered Bonds within Fixed maturities - HTM with an amortized cost of $8.6 million and a fair value of $8.7 million are included within Other asset-backed securities to align the Company's classification to market indices.

(4)
Included within Corporate are certain medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes have a fair value of $154.6 million and an amortized cost of $147.7 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(5)
Included within Corporate are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments, which are senior to the common and preferred equities of the financial institutions. These securities have a fair value of $282.2 million and an amortized cost of $286.2 million at December 31, 2013.

(6)	Included within Total equity securities are investments in fixed income funds with a fair value of $87.4 million and an amortized cost of $100.0 million at December 31, 2013.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

		Included in AOCI
December 31, 2012 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - AFS
U.S. Government and Government-Related/Supported (2)	$1,906,044	$131,860	$(3,287)	$2,034,617	$—
Corporate (4) (5)	9,837,962	723,028	(78,990)	10,482,000	(11,453)
RMBS – Agency	5,054,097	206,931	(5,535)	5,255,493	—
RMBS – Non-Agency	678,469	46,132	(76,868)	647,733	(93,259)
CMBS	1,010,794	70,745	(4,288)	1,077,251	(2,962)
CDO	784,999	11,973	(87,156)	709,816	(4,872)
Other asset-backed securities (3)	1,426,483	59,663	(15,435)	1,470,711	(6,530)
U.S. States and political subdivisions of the States	1,767,669	146,294	(2,946)	1,911,017	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (2)	4,078,289	188,186	(8,193)	4,258,282	—
Total fixed maturities - AFS	$26,544,806	$1,584,812	$(282,698)	$27,846,920	$(119,076)
Total short-term investments (2)	322,563	192	(52)	322,703	—
Total equity securities (6)	617,486	31,935	(62)	649,359	—
Total investments - AFS	$27,484,855	$1,616,939	$(282,812)	$28,818,982	$(119,076)
Fixed maturities - HTM
U.S. Government and Government-Related/Supported (2)	$10,788	$1,651	$—	$12,439	$—
Corporate	1,425,320	190,871	(794)	1,615,397	—
RMBS – Non-Agency	83,205	10,502	—	93,707	—
CMBS	12,751	2,048	—	14,799	—
Other asset-backed securities (3)	222,340	29,287	(167)	251,460	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (2)	1,060,043	216,679	(1,720)	1,275,002	—
Total investments - HTM	$2,814,447	$451,038	$(2,681)	$3,262,804	$—

____________

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

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
At December 31, 2013 and 2012, approximately 2.6% and 2.9%, respectively, of the Company's fixed income investment portfolio at fair value was invested in securities that were below investment grade or not rated. Approximately 12.4% and 37.7% of the gross unrealized losses in the Company's fixed income securities portfolio at December 31, 2013 and 2012, respectively, related to securities that were below investment grade or not rated.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Contractual Maturities Summary
The contractual maturities of AFS and HTM fixed income securities at December 31, 2013 and 2012 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(U.S. dollars in thousands)	December 31,2013 (1)		December 31,2012 (1)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturities - AFS
Due less than one year	$2,052,251	$2,060,365	$1,939,803	$1,952,250
Due after 1 through 5 years	10,075,087	10,305,986	8,521,090	8,877,512
Due after 5 through 10 years	5,474,120	5,507,450	4,701,391	5,065,158
Due after 10 years	2,385,406	2,475,233	2,427,680	2,790,996
	$19,986,864	$20,349,034	$17,589,964	$18,685,916
RMBS – Agency	$3,540,101	$3,546,122	$5,054,097	$5,255,493
RMBS – Non-Agency	396,798	398,768	678,469	647,733
CMBS	1,223,313	1,246,795	1,010,794	1,077,251
CDO	754,414	717,313	784,999	709,816
Other asset-backed securities	1,210,384	1,242,104	1,426,483	1,470,711
Total mortgage and asset-backed securities	$7,125,010	$7,151,102	$8,954,842	$9,161,004
Total fixed maturities - AFS	$27,111,874	$27,500,136	$26,544,806	$27,846,920
Fixed maturities - HTM
Due less than one year	$65,651	$66,766	$36,515	$37,580
Due after 1 through 5 years	240,802	255,322	195,121	205,562
Due after 5 through 10 years	455,633	492,095	377,541	420,008
Due after 10 years	1,778,158	1,974,844	1,886,974	2,239,688
	$2,540,244	$2,789,027	$2,496,151	$2,902,838
RMBS – Non-Agency	66,987	71,972	83,205	93,707
CMBS	144,924	156,788	12,751	14,799
Other asset-backed securities	106,540	113,448	222,340	251,460
Total mortgage and asset-backed securities	$318,451	$342,208	$318,296	$359,966
Total fixed maturities - HTM	$2,858,695	$3,131,235	$2,814,447	$3,262,804
____________

(1)
Included in the table above are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments, which are senior to the common and preferred equities of the financial institutions, at their fair value of $282.2 million and $308.5 million at December 31, 2013 and December 31, 2012, respectively. These securities are reflected in the table based on their call date and have net unrealized losses of $4.0 million and $19.1 million at December 31, 2013 and December 31, 2012, respectively.

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
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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
Pledged Assets
Certain of the Company's invested assets are held in trust and pledged in support of insurance and reinsurance liabilities as well as credit facilities. Such pledges are largely required by the Company's operating subsidiaries that are “non-admitted” under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. Also, certain deposit liabilities and annuity contracts require the use of pledged assets. At December 31, 2013 and 2012, the Company had $15.5 billion and $16.9 billion in pledged assets, respectively.
(b) Gross Unrealized Losses
The following is an analysis of how long the AFS and HTM securities at December 31, 2013 and 2012 had been in a continual unrealized loss position:

December 31, 2013 (U.S. dollars in thousands)	Less than 12 months		Equal to or greater than 12 months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments - AFS
U.S. Government and Government-Related/Supported	$1,333,704	$(30,474)	$44,158	$(3,614)
Corporate	2,756,235	(59,497)	513,106	(50,160)
RMBS – Agency	1,485,261	(50,362)	169,704	(11,715)
RMBS – Non-Agency	14,204	(604)	240,946	(30,522)
CMBS	432,820	(6,816)	107,192	(8,957)
CDO	58,239	(217)	574,613	(42,717)
Other asset-backed securities	196,639	(2,149)	96,528	(6,691)
U.S. States and political subdivisions of the States	463,974	(23,124)	64,324	(7,646)
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	2,130,792	(56,866)	306,873	(27,435)
Total fixed maturities and short-term investments - AFS	$8,871,868	$(230,109)	$2,117,444	$(189,457)
Total equity securities	$155,453	$(17,470)	$—	$—
Fixed maturities -HTM
Corporate	$46,034	$(941)	$642	$(27)
Other asset-backed securities	—	—	—	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	—	11,894	(642)
Total fixed maturities - HTM	$46,034	$(941)	$12,536	$(669)

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

December 31, 2012 (U.S. dollars in thousands)	Less than 12 months		Equal to or greater than 12 months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments - AFS
U.S. Government and Government-Related/Supported	$307,879	$(2,847)	$9,951	$(471)
Corporate	476,454	(10,603)	607,796	(68,387)
RMBS – Agency	578,823	(4,541)	11,135	(994)
RMBS – Non-Agency	6,674	(450)	448,555	(76,418)
CMBS	92,899	(666)	23,580	(3,622)
CDO	243	(1)	694,351	(87,155)
Other asset-backed securities	111,431	(531)	93,388	(14,904)
U.S. States and political subdivisions of the States	77,273	(1,407)	12,851	(1,539)
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	355,409	(1,378)	131,884	(6,836)
Total fixed maturities and short-term investments - AFS	$2,007,085	$(22,424)	$2,033,491	$(260,326)
Total equity securities	$615	$(62)	$—	$—
Fixed maturities -HTM
Corporate	$4,568	$(31)	$23,005	$(763)
Other asset-backed securities	1,239	(167)	—	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	—	10,518	(1,720)
Total fixed maturities - HTM	$5,807	$(198)	$33,523	$(2,483)
The Company had gross unrealized losses totaling $437.0 million on 2,286 securities out of a total of 7,930 held at December 31, 2013 in its AFS portfolio and $1.6 million on 4 securities out of a total of 203 held in its HTM portfolio, which it considers to be temporarily impaired or with respect to which reflects non-credit losses on other-than-temporarily impaired assets. Individual security positions comprising this balance have been evaluated by management to determine the severity of these impairments and whether they should be considered other-than-temporary. Management believes it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost.
Management, in its assessment of whether securities in a gross unrealized loss position are temporarily impaired, as described above, considers the significance of the impairments. At December 31, 2013, the Company had structured credit securities with gross unrealized losses of $12.2 million, which had a fair value of $4.1 million, and a cumulative fair value decline of greater than 50% of amortized cost. All of these securities are mortgage and asset-backed securities. These greater than 50% impaired securities include gross unrealized losses of $0.2 million on non-Agency RMBS, $11.4 million on CDOs and $0.5 million on CMBS holdings.
(c) Net Investment Income
Net investment income for the years ended December 31 is derived from the following sources:

(U.S. dollars in thousands)	2013	2012	2011
Fixed maturities, short term investments and cash equivalents	982,275	1,046,255	1,178,038
Equity securities and other investments	35,388	29,807	17,804
Funds withheld	12,783	12,090	12,240
Total gross investment income	1,030,446	1,088,152	1,208,082
Investment expenses	(72,730)	(75,804)	(70,313)
Net investment income	957,716	1,012,348	1,137,769

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(d) Net Realized Gains (Losses)
The following represents an analysis of net realized gains (losses) and the change in unrealized gains (losses) on investments for the years ended December 31:

(U.S. dollars in thousands)	2013	2012	2011
Net realized gains (losses):
Fixed maturities, short term investments, cash and cash equivalents:
Gross realized gains	$129,479	$163,328	$185,530
Gross realized losses on investments sold	(84,703)	(107,033)	(225,360)
OTTI on investments, net of amounts transferred to other comprehensive income	(16,282)	(74,245)	(159,435)
Net realized gains (losses)	$28,494	$(17,950)	$(199,265)
Equity securities:
Gross realized gains	$29,402	$42,009	$2,194
Gross realized losses on investments sold	(3,185)	(7,121)	(4,264)
OTTI on investments, net of amounts transferred to other comprehensive income	(17)	(3,746)	—
Net realized gains (losses)	$26,200	$31,142	$(2,070)
Other investments:
Gross realized gains	$46,934	$11,610	$18,505
Gross realized losses on investments sold	(13,851)	(7,983)	(4,792)
OTTI on investments, net of amounts transferred to other comprehensive income	—	(2,721)	(737)
Net realized gains (losses)	$33,083	$906	$12,976
Net realized gains (losses) on investments	$87,777	$14,098	$(188,359)
Net realized and unrealized gains (losses) on investment related derivative instruments	6,367	(1,228)	(22,981)
Net realized gains (losses) on investments and net realized and unrealized gains (losses) on investment related derivative instruments	$94,144	$12,870	$(211,340)
Change in unrealized gains (losses):
Fixed maturities – AFS	$(913,174)	$884,259	$598,542
Fixed maturities – HTM	(175,817)	221,647	212,419
Equity securities	105,163	44,361	(40,518)
Affiliates and other investments	26,636	46,163	25,269
Net change in unrealized gains (losses) on investments	$(957,192)	$1,196,430	$795,712
Total net realized gains (losses) on investments, net realized and unrealized gains (losses) on investment related derivative instruments, and net change in unrealized gains (losses) on investments	$(863,048)	$1,209,300	$584,372
The significant components of the net impairment charges of $16.3 million for the year ended December 31, 2013 were:

•
$7.7 million for structured securities, principally non-Agency RMBS, where management determined that the likely recovery on these securities was below the carrying value and, accordingly, recorded an impairment of the securities to the discounted value of the cash flows expected to be received on these securities.

•
$4.3 million related to medium term notes backed primarily by European investment grade credit. On certain notes, management concluded that expected future returns on the underlying assets were not sufficient to support the previously reported amortized cost.

•	$4.3 million related to foreign exchange losses.
The following table sets forth the amount of credit loss impairments on fixed income securities held by the Company as of the dates or the periods indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Credit Loss Impairments (U.S. dollars in thousands)	2013	2012
Opening balance at beginning of indicated period	$268,708	$333,379
Credit loss impairment recognized in the current period on securities not previously impaired	806	13,000
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(92,167)	(114,056)
Credit loss impairments previously recognized on securities impaired to fair value during the period	—	(271)
Additional credit loss impairments recognized in the current period on securities previously impaired	11,182	52,869
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(13,724)	(16,213)
Closing balance at end of indicated period	$174,805	$268,708
During the year ended December 31, 2013 and 2012, the $92.2 million and $114.1 million, respectively, of credit loss impairments previously recognized on securities that matured, or were paid down, prepaid or sold, includes $66.1 million and $56.9 million, respectively, of non-Agency RMBS.
6. Investments in Affiliates
The Company’s investment portfolio includes certain investments over which the Company is considered to have significant influence and which, therefore, are accounted for using the equity method. Significant influence is generally deemed to exist where the Company has an investment of 20% or more in the common stock of a corporation or an investment of 3% or more in closed end funds, limited partnerships, LLCs or similar investment vehicles. The Company generally records its alternative and private investment fund affiliates on a one-month and three-month lag, respectively, and its operating affiliates on a three-month lag. See Note 7, “Other Investments” for information about investments in alternative and private equity funds in which the Company generally owns less than 3% and are accounted for as “Other Investments.”
Investments in affiliates comprised the following at December 31, 2013 and 2012:

(U.S. dollars in thousands)	2013	2012
Investment fund affiliates	$1,042,072	$845,198
Operating affiliates	328,871	281,677
Total investment affiliates	$1,370,943	$1,126,875
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

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Year Ended December 31, 2013 (U.S. dollars in thousands, except percentages)	XL Group Investment			Combined Funds
	Carrying Value	Equity in Net Income (Loss) for the Year	Weighted Average XL Percentage Ownership
				Total Net Assets (Estimated) (2)
Alternative Funds (1):
Arbitrage	$158,096	$4,358	3.7%	$4,328,748
Directional	434,652	42,492	8.3%	5,235,690
Event Driven (3)	274,380	61,551	2.9%	9,309,163
Multi-Style	374	48	15.5%	2,410
Total alternative funds	$867,502	$108,449	4.6%	$18,876,011
Private Investment Funds (1):	174,570	29,942	19.6%	890,815
Total Investment Fund Affiliates	$1,042,072	$138,391	5.3%	$19,766,826
Year Ended December 31, 2012
Alternative Funds (1):
Arbitrage	$131,037	$7,149	3.7%	$3,517,404
Directional	297,535	14,791	5.9%	5,057,381
Event Driven (3)	198,282	13,125	2.4%	8,272,227
Multi-Style	326	(99)	13.5%	2,410
Total alternative funds	$627,180	$34,966	3.7%	$16,849,422
Private Investment Funds (1):	218,018	23,538	17.1%	1,275,543
Total Investment Fund Affiliates	$845,198	$58,504	4.7%	$18,124,965
____________

(1)	The Company generally records its alternative fund affiliates on a one-month lag and its private investment fund affiliates on a three-month lag.

(2)	Total estimated net assets are generally as at November 30 and September 30, respectively.

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
The carrying value of the Company’s holdings in funds that are subject to lockups and/or that have gate provisions in their governing documents as at December 31, 2013 and 2012 was $488.5 million and $302.4 million, respectively. The carrying value of the Company’s holdings in funds where a gate was imposed at December 31, 2013 and 2012 was nil and $1.4 million, respectively.
Certain funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity or private debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or other designated account. Typically, the investor loses its redemption rights in the designated account. Only when the illiquid securities in the side-pocket are sold, or otherwise deemed liquid by the fund, may investors redeem that portion of their interest that has been “side-pocketed”. At December 31, 2013 and 2012, the carrying value of our funds held in side-pockets was $42.3 million and $39.7 million, respectively. The underlying assets within these positions are generally expected to be liquidated over a period of approximately two to four years.
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
The Company’s equity investment in operating affiliates and equity in net income (loss) from such affiliates as well as certain summarized financial information of the investee as a whole are included below:

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Year ended December 31, 2013 (U.S. dollars in thousands)	XL Group Investment		Combined Investee Summarized Financial Data (Estimated) (1)
	Carrying Value	Equity in Net Income (Loss) for the Year	Total Assets	Total Liabilities	Total Revenue (Loss)	Net Income (Loss)
Other strategic operating affiliates	$266,796	$41,160	$2,646,987	$1,888,879	$902,522	$125,625
Investment manager affiliates	62,075	78,644	922,348	92,574	813,587	710,412
Total operating affiliates	$328,871	$119,804	$3,569,335	$1,981,453	$1,716,109	$836,037
Year ended December 31, 2012
Financial operating affiliates	$732	$—	$12,711,762	$12,678,810	$20,467	$6,183
Other strategic operating affiliates	192,792	25,111	2,094,539	1,512,551	698,665	51,702
Investment manager affiliates (2)	88,153	28,776	610,940	37,699	364,551	274,312
Total operating affiliates	$281,677	$53,887	$15,417,241	$14,229,060	$1,083,683	$332,197
____________

(1)	The Company generally records its operating affiliates on a three month lag. Estimated assets and liabilities are generally at September 30, 2013 and 2012, respectively.

(2)	During the years ended December 31, 2013 and 2012 the Company received distributions from its Investment Manager Affiliates of approximately $28.3 million and $58.3 million, respectively.
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
Other Strategic Operating Affiliates
At December 31, 2013, the Company’s larger strategic operating affiliates included ARX Holding Corporation and Five Oaks Investment Corp. The Company's investment in ARX Holding Corporation was 39.7% at both December 31, 2013 and 2012.
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
In March 2013, Five Oaks completed an initial public offering (“IPO”) of approximately 4.0 million of its common shares for gross proceeds of approximately $61.0 million and, concurrently with its IPO, Five Oaks sold to the Company an additional 1.67 million shares for $25.0 million in a private placement. Following these transactions, and the receipt of 8,175 shares distributed to the Company in respect of its investment in Oak Circle Capital Partners LLC (“Oak Circle”), the Company's ownership interest in Five Oaks was reduced to 43.8%, which no longer represented a controlling financial interest. Accordingly, the Five Oaks investment was deconsolidated by the Company at the closing date of the Five Oaks IPO. The investment is accounted for under the equity method and carried as a strategic operating affiliate at December 31, 2013. The Company generally records the income related to strategic operating affiliates on a three-month lag based upon the availability of the information provided by the investees. A loss of $1.5 million was recorded upon deconsolidation within Realized investment gains (losses) based upon the difference between the fair value of the Company's retained interest in Five Oaks subsequent to the additional share sales and the Company's carrying value of Five Oaks' net assets at the closing date of the Five Oaks IPO. In addition, in September 2012 the Company received warrants that were priced at the time of the IPO. The warrants allow the Company to purchase an additional 3.125 million shares at $15.75 per share, which would result in a total

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

additional investment of $49.2 million by the Company should it exercise the warrants in full in the future. The warrants expire in September 2019.
In March 2012, the Company purchased an equity interest in Oak Circle, the investment management company that provides portfolio management and other administrative services to Five Oaks. The Company's investment in Oak Circle is included in investment manager affiliates.
During 2013, the Company purchased an interest in one additional strategic operating affiliate for $30.0 million.
Investment Manager Affiliates
During the years ended December 31, 2013, 2012 and 2011, the Company’s larger investment manager affiliates included Highfields Capital, a global equity investment firm, Polar Capital, an investment firm offering traditional and alternative products and HighVista Strategies, a diversified wealth management firm. The Company recorded, through net income in affiliates, other-than-temporary declines in the values of certain investment manager affiliates totaling nil, nil and $0.6 million, for the years ended December 31, 2013, 2012 and 2011, respectively.
During the third quarter of 2011, the Company sold its interests in Finisterre for total proceeds of $35.0 million resulting in a gain of $25.3 million. In addition, this transaction includes the potential for additional amounts to be paid to the Company during 2014 subject to the investment manager meeting certain performance targets. These amounts, if any, will be recorded when known with certainty.
Financial Operating Affiliates
The Company had no significant financial operating affiliates during 2013 or 2012.
7. Other Investments
Contained within this asset class are equity interests in alternative and private investment funds, limited partnerships and unrated tranches of collateralized debt obligations for which the Company does not have sufficient rights or ownership interests to use the equity method of accounting. The Company accounts for such equity securities at estimated fair value with changes in fair value recorded through AOCI as it has no significant influence over these entities. Also included within other investments are structured transactions that are carried at amortized cost.
Other investments comprised the following at December 31, 2013 and 2012:

Year ended December 31, (U.S. dollars in thousands)	2013	2012
Alternative Investment Funds:
Arbitrage	$158,220	$278,680
Directional	357,469	254,616
Event Driven	56,873	96,451
Multi-Style	72,625	65,125
Total alternative funds	$645,187	$694,872
Private investment funds	94,064	89,469
Overseas deposits	111,302	96,117
Structured transactions	294,048	312,122
Other	20,029	27,299
Total other investments	$1,164,630	$1,219,879
(a) Alternative and Private Investment Funds
At December 31, 2013 and 2012, the alternative fund portfolio, accounted for as other investments, employed four strategies and invested in 16 and 17 alternative funds, respectively. The Company is able to redeem the alternative funds on the same terms that the underlying funds can be redeemed. In general, the funds in which the Company is invested require at least 30 days notice of redemption, and may be redeemed on a monthly, quarterly, semi-annual, annual or longer basis, depending on the fund.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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
The fair value of the Company’s holdings in funds that may be subject to lockups and/or that have gate provisions in their governing documents at December 31, 2013 and 2012 was $360.6 million and $335.2 million, respectively. The Company did not have any holdings in funds where a gate was imposed at December 31, 2013 or 2012.
Certain funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity or private debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or other designated account. Typically, the investor loses its redemption rights in the designated account. Only when the illiquid securities in the side-pocket are sold, or otherwise deemed liquid by the fund, may investors redeem that portion of their interest that has been “side-pocketed”. At December 31, 2013 and 2012, the fair value of our funds held in side-pockets was $24.1 million and $25.0 million, respectively. The underlying assets within these positions are generally expected to be liquidated over a period of approximately two to four years.
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
The following represents an analysis of the net realized gains and the net unrealized gains on the Company’s alternative investment funds and private equity funds:

Year ended December 31, (U.S. dollars in thousands)	Net Unrealized Gains (Losses)		Net Realized Gains (Losses)
	2013	2012	2013	2012	2011
Alternative investment funds	$158,825	$130,702	$30,858	$(2,153)	$10,120
Private investment funds	44,027	38,518	4,331	257	3,585
Total	$202,852	$169,220	$35,189	$(1,896)	$13,705
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
At December 31, 2013 and 2012 the remaining structured project finance loans had an aggregate outstanding principal of $15.2 million and $36.8 million and an aggregate carrying value of $11.1 million and $31.2 million, respectively.
National Indemnity Endorsement
On June 9, 2009, XL Specialty Insurance Company (“XL Specialty”), a wholly-owned subsidiary of the Company, entered into an agreement with National Indemnity Company, an insurance company subsidiary of Berkshire Hathaway Inc. (“National Indemnity”). Under the agreement, and a related reinsurance agreement, National Indemnity would issue endorsements to certain directors and officers liability insurance policies known as “Side A” coverage policies underwritten by XL Specialty (the “Facility”) during an eighteen month period that ended in December 31, 2011.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

In connection with the Facility, XL Insurance (Bermuda) Ltd (“XLIB”) purchased a payment obligation (the “Obligation”) in an aggregate principal amount of $150.0 million from National Indemnity. The outstanding Obligation was recorded in Other Investments at an estimated fair value of $128.1 million, pays a coupon of 3.5%, and is being accreted to $150.0 million over the 11.5 year term of the payment obligation. The difference between the estimated fair value of the Obligation and the cost of that Obligation at the time of the transaction was approximately $21.9 million and was recorded in Other Assets. This difference, together with fees of $2.5 million, was amortized in relation to the earning of the underlying policies written. During the years ended December 31, 2013, 2012 and 2011, amortization of nil, nil and $9.4 million, respectively, was recorded.
Other Structured Transactions
On July 17, 2009, XLIB, a wholly-owned subsidiary of the Company, purchased notes with an aggregate face amount of $155.0 million. The carrying value of these notes at December 31, 2013 and 2012 was $148.0 million and $147.8 million, respectively. The issuer of the notes is a structured credit vehicle that holds underlying assets including corporate debt and preferred equity securities, including some securities issued by European financial institutions, as well as project finance debt securities. The notes, which are callable under certain criteria, have a final maturity of July 22, 2039.
These structured transactions are not required to be measured at fair value under GAAP and, accordingly, they have been excluded from the fair value measurement disclosures. See Note 3, “Fair Value Measurements,” for details surrounding the estimated fair value of these investments.
(d) Other
The Company regularly reviews the performance of these other investments. The Company recorded losses of $0.0 million, $2.7 million and $0.7 million in the years ended December 31, 2013, 2012 and 2011, respectively, due to other than temporary declines in values of these other investments.
See Note 17 (b), “Commitments and Contingencies – Other Investments,” for further information regarding commitments related to other investments.
8. Goodwill and Other Intangible Assets
The following table presents an analysis of intangible assets broken down between goodwill, intangible assets with an indefinite life and intangible assets with a definite life for the years ended December 31, 2013, 2012 and 2011:

(U.S. dollars in thousands)	Goodwill	Intangible assets with an indefinite life	Intangible assets with a definite life	Total
Balance at December 31, 2010	$822,247	$15,366	$1,895	$839,508
Impairment	(429,020)	—	—	(429,020)
Amortization	—	—	(1,438)	(1,438)
Foreign Currency Translation	(1,729)	—	—	(1,729)
Balance at December 31, 2011	$391,498	$15,366	$457	$407,321
Amortization	—	—	(178)	(178)
Foreign Currency Translation	1,384	—	—	1,384
Balance at December 31, 2012	$392,882	$15,366	$279	$408,527
Amortization	—	—	(279)	(279)
Foreign Currency Translation	3,363	—	—	3,363
Balance at December 31, 2013	$396,245	$15,366	$—	$411,611
The Company has goodwill of $396.2 million at December 31, 2013, all related to the Reinsurance segment. The estimated fair values of the reporting units’ carrying goodwill exceeded their estimated net book values at December 31, 2013 and therefore no impairments were recorded during 2013. The Company recorded a non-cash impairment of $429.0 million during the fourth quarter of 2011 to write-off all of the goodwill associated with its Insurance segment reporting unit, as discussed further below. At December 31, 2013 and 2012, the ending goodwill balance is comprised of gross goodwill of $1.8 billion, offset by accumulated impairment charges of $1.4 billion.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

The Company tests goodwill for impairment on an annual basis as of June 30, during the third quarter, and on an interim basis when certain events or circumstances exist. The Company tests for impairment at the reporting unit level in accordance with the authoritative guidance on intangibles and goodwill. For the Reinsurance segment, in which all the Company's goodwill resides, a reporting unit is one level below the business segment, while for Insurance, the segment traditionally was also the reporting unit. The first step is to identify potential impairment by comparing the estimated fair value of a reporting unit to its estimated book value, including goodwill. The fair value of each reporting unit is derived based upon valuation techniques and assumptions the Company believes market participants would use to value the business and this is then compared to the book value of the business. The Company derives the net book value of its reporting units by estimating the amount of shareholders’ equity required to support the activities of each reporting unit. The estimated fair values of the reporting units are generally determined utilizing methodologies that incorporate price-to-net-tangible-book and price-to-earnings multiples of certain comparable companies in the industry, from an operational and economic standpoint. If such individual reporting unit estimated fair values - combined with an estimate of an appropriate control premium - exceed their related individual reporting unit net book values, goodwill for those individual reporting units is not deemed to be impaired. A control premium represents the value an investor would pay above non-controlling interest transaction prices in order to obtain a controlling interest in the respective company.
However, if the margin calculated between the estimated reporting unit fair value and its net book value indicates a potential impairment or a “close call”, a further analysis of the reporting unit’s estimated fair value is performed, using an entity-specific discounted cash flow methodology. This methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The discounted cash flow methodology uses the Company’s projections of financial performance for a ten-year period combined with an estimated terminal value. The most significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value and expected future revenues, gross margins and operating margins, which vary among reporting units. If the individual reporting units' net book values exceed their related individual reporting unit estimated fair values based on this additional methodology, the second step of the goodwill impairment testing process is performed to measure the amount of impairment.
During the third quarter of 2011, the Company completed its annual goodwill impairment testing based on Company and industry data as of June 30, 2011, which ultimately did not result in any goodwill impairments being recorded by the Company. Although the results of this analysis did not indicate the need for any impairment charges, management evaluated the sensitivity of the fair value calculations in the goodwill impairment test and concluded that relatively small changes to key assumptions such as the discount rate, terminal value, expected future revenues, gross margins and operating margins could result in a calculated fair value insufficient to support the current level of goodwill in certain businesses. Management also concluded that the prolonged weakened market conditions resulted in the range of calculated fair values used for testing impairment in the reporting units being sufficiently close to the current net book values to warrant quarterly analysis until market conditions improve.
At December 31, 2011, the Company updated its impairment analytics utilizing all of the methodologies discussed above. As a result of the analysis performed, the Company concluded that the indicated ranges of fair values of the reporting units within the Reinsurance segment in which goodwill is carried was sufficient to support their goodwill balances; however, the indicated fair value of the Insurance segment reporting unit was not sufficient to support its goodwill balance, and thus did not pass step one of the impairment testing process. Therefore step two was required to quantify the amount of goodwill impairment. Following the step two valuation process, the $429.0 million carrying value of goodwill was deemed to be impaired. As a result of the continued losses in certain businesses within the segment and continued low industry market valuations, the Company increased the rate of return a market participant would require from that used in previous goodwill testing and decreased the level of control premiums added to market value multiples for the insurance reporting unit. These factors taken together, led to the conclusion that the impairment was required. The assumptions utilized within the Reinsurance segment reporting unit valuations were not modified from those utilized during the third quarter as these units were not impacted by similar underperformance.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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

(U.S. dollars in thousands)	Premiums Written Year Ended December 31,			Premiums Earned Year Ended December 31,
	2013	2012	2011	2013	2012	2011
Direct	$5,050,953	$4,733,516	$4,714,588	$4,966,207	$4,604,323	$4,624,557
Assumed	2,365,839	2,441,612	2,183,696	2,363,261	2,393,490	2,179,555
Ceded	(1,512,810)	(1,218,109)	(1,464,896)	(1,315,369)	(1,231,835)	(1,477,000)
Net	$5,903,982	$5,957,019	$5,433,388	$6,014,099	$5,765,978	$5,327,112
The Company recorded reinsurance recoveries on losses and loss expenses incurred of $0.7 billion, $0.6 billion and $1.1 billion for the years ended December 31, 2013, 2012 and 2011, respectively.
The following table presents an analysis of total unpaid losses and loss expenses and future policy benefit reserves recoverable for the year ended December 31:

(U.S. dollars in thousands)	2013	2012
P&C operations	$3,414,735	$3,361,703
Life Operations	20,495	20,399
Total unpaid losses and loss expenses recoverable	$3,435,230	$3,382,102
At December 31, 2013 and 2012, the total reinsurance assets of $3.6 billion and $3.4 billion, respectively, included reinsurance receivables for paid losses and loss expenses of $118.9 million and $58.4 million, respectively, with $3.4 billion and $3.4 billion relating to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported for each year end. Although the contractual obligation of individual reinsurers to pay their reinsurance obligations is based on specific contract provisions, the collectability of such amounts requires significant estimation by management. The majority of the balance the Company has accrued as recoverable will not be due for collection until sometime in the future. Over this period of time, economic conditions and operational performance of a particular reinsurer may impact its ability to meet these obligations and while it may continue to acknowledge its contractual obligation to do so, it may not have the financial resources or willingness to fully meet its obligations to the Company.
At December 31, 2013 and 2012, the allowance for uncollectible reinsurance relating to both reinsurance balances receivable and unpaid losses and loss expenses recoverable was $85.5 million and $107.9 million, respectively. To estimate the provision for uncollectible reinsurance recoverable, the reinsurance recoverable must first be allocated to applicable reinsurers. As part of this process, ceded IBNR is allocated by reinsurer. The allocations are generally based on historical relationships between gross and ceded losses. If actual experience varies materially from historical experience, the allocation of reinsurance recoverable by reinsurer will change.
The Company uses a default analysis to estimate uncollectible reinsurance recoverables. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral, and default factors used to determine the portion of a reinsurer’s balance deemed uncollectible. The definition of collateral for this purpose requires some judgment and is generally limited to assets held in trust, letters of credit, and liabilities held by the Company with the same legal entity for which the Company believes there is a right of offset. The Company is the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $1.8 billion and $1.7 billion at December 31, 2013 and 2012, respectively, collateralizing reinsurance recoverables with respect to certain reinsurers. Default factors require considerable judgment and are determined using the current financial strength rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions. The total allowance recorded relating to reinsurance recoverables was $41.4 million and $53.3 million at December 31, 2013 and 2012, respectively.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

The Company uses an aging analysis to estimate uncollectible reinsurance balances receivable relating to paid losses in addition to recording allowances relating to any specific balances with known collectability issues, irrespective of aging. The balances are aged from the date the expected recovery was billed to the reinsurer. Provisions are applied at specified percentages of the outstanding balances based upon the aging profile. Allowances otherwise required as a result of the aging process may not be recorded to the extent that specific facts and circumstances exist that lead management to believe that amounts will ultimately be collectible. The total allowance recorded relating to reinsurance balances receivable was $44.2 million and $54.6 million at December 31, 2013 and 2012, respectively.
At December 31, 2013, the use of different assumptions within the model could have a material effect on the bad debt provision reflected in the Company’s Consolidated Financial Statements. To the extent the creditworthiness of the Company’s reinsurers was to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than the Company’s bad debt provision. Such an event could have a material adverse effect on the Company’s financial condition, results of operations, and cash flows.
At December 31, 2013 and 2012, approximately 91% of the total unpaid loss and loss expense recoverable and reinsurance balances receivable (net of collateral held) outstanding was due from reinsurers with a financial strength rating of “A” or better. The following is an analysis of the total recoverable and reinsurance balances receivable at December 31, 2013, by reinsurers owing 3% or more of such total:

Name of Reinsurer	Reinsurer Financial Strength Rating	% of Total
Munich Reinsurance Company	AA-/Stable	26.9%
Swiss Reinsurance Company	AA-/Stable	10.5%
Lloyd’s Syndicate	A+/Positive	6.1%
Swiss Re Europe S.A.	AA-/Stable	5.0%
Transatlantic Reinsurance Company	A+/Stable	4.7%
The following table sets forth the ratings profile of the reinsurers that support the unpaid loss and loss expense recoverable and reinsurance balances receivable:

Reinsurer Financial Strength Rating	% of Total
AAA	0.8%
AA	53.5%
A	36.7%
BBB	1.7%
BB and below	—%
Captives	5.2%
Not Rated	0.1%
Other	2.0%
Total	100.0%

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

10. Losses and Loss Expenses
Unpaid losses and loss expenses for the indicated years ended December 31 are comprised of:

(U.S. dollars in thousands)	2013	2012
Reserve for reported losses and loss expenses	$8,149,501	$7,976,120
Reserve for losses incurred but not reported	12,331,564	12,508,001
Unpaid losses and loss expenses	$20,481,065	$20,484,121
Net losses and loss expenses incurred for the years indicated are comprised of:

(U.S. dollars in thousands)	2013	2012	2011
Loss and loss expenses payments	$4,496,802	$4,673,998	$4,911,737
Change in unpaid losses and loss expenses	(71,901)	(297,660)	260,631
Change in unpaid losses and loss expenses recoverable	(24,774)	279,900	(28,442)
Paid loss recoveries	(668,663)	(890,756)	(1,065,535)
Net losses and loss expenses incurred	$3,731,464	$3,765,482	$4,078,391
The following table represents an analysis of the Company’s paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid losses and loss expenses for the years indicated:

(U.S. dollars in thousands)	2013	2012	2011
Unpaid losses and loss expenses at the beginning of the year	$20,484,121	$20,613,901	$20,531,607
Unpaid losses and loss expenses recoverable	3,361,703	3,629,940	3,649,290
Net unpaid losses and loss expenses at the beginning of the year	$17,122,418	$16,983,961	$16,882,317
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	4,021,353	4,081,376	4,363,258
Prior year	(289,889)	(315,894)	(284,867)
Total net incurred losses and loss expenses	$3,731,464	$3,765,482	$4,078,391
Exchange rate effects	40,587	156,217	(130,545)
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	425,254	416,844	589,870
Prior year	3,402,885	3,366,398	3,256,332
Total net paid losses	$3,828,139	$3,783,242	$3,846,202
Net unpaid losses and loss expenses at the end of the year	17,066,330	17,122,418	16,983,961
Unpaid losses and loss expenses recoverable	3,414,735	3,361,703	3,629,940
Unpaid losses and loss expenses at the end of the year	$20,481,065	$20,484,121	$20,613,901
(a) Prior year net losses incurred
The following table presents the net (favorable) adverse prior year loss development of the Company’s loss and loss expense reserves for its property and casualty operations by operating segment for each of the years indicated:

(U.S. dollars in thousands)	2013	2012	2011
Insurance segment	$(102,039)	$(140,066)	$(76,516)
Reinsurance segment	(187,850)	(175,828)	(208,351)
Total	$(289,889)	$(315,894)	$(284,867)

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

The significant developments in prior year loss reserve estimates for each of the years indicated within the Company’s Insurance and Reinsurance segments are discussed below.
Insurance Segment
The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Insurance segment for the last three years ended December 31:

(U.S. dollars in thousands)	2013	2012	2011
Property	$(46,387)	$(46,735)	$(8,922)
Casualty	(21,983)	(61,133)	34,500
Professional	75,045	(106,360)	(87,520)
Specialty	(140,740)	(61,755)	(71,285)
Other	32,026	135,917	56,711
Total	$(102,039)	$(140,066)	$(76,516)
Net favorable prior year development for the Insurance segment of $102.0 million for the year ended December 31, 2013 was mainly attributable to the following:

▪
For property, net prior year development was $46.4 million favorable. This was driven by better than expected loss experience reported for non-catastrophe exposures primarily in the 2012 accident year. It was also driven by a reduction of $16.7 million in prior year catastrophe losses predominantly in the 2011 and 2012 accident years.

▪
For casualty, net prior year development was $22.0 million favorable. This was driven by a release of $44.9 million in the excess casualty book mainly as a result of reflecting the better than expected loss experience reported across the 2006 and prior accident years. This was partially offset by adverse development of $13.5 million in the U.S. environmental book primarily attributable to the 2010 accident year. In addition, worse than expected loss experience reported in the Lloyd’s middle market book led to a deterioration of $12.2 million principally in the 2010 to 2012 accident years.

▪
For professional, net prior year development was $75.0 million unfavorable. This was driven by worse than expected loss experience reported in the core U.S. and international books across the 2009 to 2012 accident years.

▪
For specialty, net prior year development was $140.7 million favorable. This was driven by releases of $80.4 million, $20.6 million and $19.1 million for aerospace, marine and specie, respectively, due primarily to reflecting the better than expected loss experience reported predominantly across the 2005 and later accident years. It was also driven by a reduction of $17.3 million in the Bermuda discontinued political risk book as a result of a review of the open claims and remaining exposure.

▪
Other net prior year development was $32.0 million unfavorable. This was driven by deteriorations in the discontinued environmental book across the 2006 and prior accident years, strengthening of $10.0 million in the 2006 accident year for the discontinued surety book, and an increase of $5.9 million in the uncollectible reinsurance reserve from the Bermuda operations.

Net favorable prior year reserve development of $140.1 million for the year ended December 31, 2012 was attributable to releases of $106.4 million in professional, $61.8 million in specialty, $61.1 million in casualty and $46.7 million in property, partially offset by strengthening of $135.9 million in other. Professional benefited from releases in reserves for clash losses (which cover a number of substantially similar claims against multiple policyholders) totaling $120.8 million, partially offset by worse than expected loss experience reported in the design portfolio. Better than expected loss experience reported for the non-catastrophe exposures in the aerospace, specie, product recall and Lloyd’s discontinued political risk books led to the release in specialty, while property benefited from favorable reported loss activity for both the catastrophe and non-catastrophe exposures. The release in casualty was mainly related to better than expected loss experience reported in both the primary and excess books, partially offset by adverse development in U.S. middle markets. Continued worse than expected loss experience reported in the excess and surplus lines, and adverse development in the programs and discontinued surety books drove the strengthening in other lines.
Net favorable prior year reserve development for the Insurance segment of $76.5 million (corresponding gross development was $23.1 million unfavorable) for the year ended December 31, 2011 was mainly attributable to releases of $87.5

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

million in professional lines, $71.3 million for specialty lines and $8.9 million for property lines partially offset by strengthening of $34.5 million for casualty lines and $56.7 million for other lines. The professional lines benefited from releases in reserves for clash losses totaling $88.5 million. Better than expected reported loss experience in the marine, aerospace, specie and discontinued lines led to the release in the specialty lines while the property lines benefited from better than expected reported loss activity for the non-catastrophe exposures. The strengthening in the casualty lines mainly related to adverse development on large excess casualty claims associated with the Deepwater Horizon event in the 2010 accident year totaling $135.6 million gross and $33.4 million net. Adverse development in the excess and surplus lines and run-off surety book of business led to the unfavorable result in other lines.
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
Reinsurance Segment
The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Reinsurance segment for the last three years ended December 31:

(U.S. dollars in thousands)	2013	2012	2011
Property and other short-tail lines	$(136,912)	$(107,613)	$(64,267)
Casualty and other	(50,938)	(68,215)	(144,084)
Total	$(187,850)	$(175,828)	$(208,351)
Net favorable prior year reserve development for the Reinsurance segment of $187.9 million for the year ended December 31, 2013 was mainly attributable to the following:

▪	Net favorable prior year development for the short-tailed lines totaled $136.9 million and details of the significant components are as follows:

▪
For property catastrophe lines, net prior year development was $60.0 million favorable comprised of a $28.6 million release on attritional losses and $31.5 million favorable development on major catastrophe losses mainly driven by a review of reserves for the 2005 hurricanes as well as the 2009 and prior years’ typhoon and windstorm losses.

▪
For property other lines, net prior year development was $57.3 million favorable comprised of $27.9 million favorable development for catastrophe and large losses and $29.4 million favorable development due to better than expected attritional loss development. The notable favorable developments on prior year catastrophe losses include $15.0 million for 2010 events and $4.5 million for 2008 events.

▪	For marine and aviation lines, net prior year development was $19.6 million favorable driven by better than expected attritional loss development in the Europe marine book.

▪	Net favorable prior year development for the long-tailed lines totaled $50.9 million and details of the significant components are as follows:

▪
For casualty lines, net prior year development was $72.2 million favorable due to better than expected development on attritional losses mainly driven by $58.1 million from the North America book on underwriting years 2004-06 and $14.4 million from the Europe book on underwriting years 2005-07.

▪	For other lines, net prior year development was $21.3 million unfavorable mainly driven by adverse development on surety losses in Europe.
Net favorable prior year reserve development of $175.8 million for the year ended December 31, 2012 was attributable to releases of $107.6 million for the short-tailed lines and $68.2 million for the long-tailed lines. The short-tailed lines benefited from $16.5 million in favorable property catastrophe development, $49.0 million in favorable property other lines releases and $42.2 million in favorable marine and aviation development. The release in long-tailed lines was due to $60.3 million in favorable casualty development and an additional $7.9 million in favorable other lines development mainly driven by $8.4 million release on the Structured Indemnity book.
Net favorable prior year reserve development for the Reinsurance segment of $208.4 million for the year ended December 31, 2011 was attributable to a net favorable prior year development of $64.3 million for the short-tailed lines and a net

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

favorable prior year development of $144.1 million for the long-tailed lines. The net favorable prior year development for short-tailed lines was explained by $37.3 million in favorable property catastrophe development and $40.5 million in favorable property other lines releases and was partially offset by $13.5 million in unfavorable marine and aviation development. The net favorable prior year development for long-tailed lines was explained by $109.4 million in favorable casualty lines development and by an additional $34.7 million in favorable other lines development mainly due to reserve releases on whole account treaties written on Lloyd’s syndicates for the 2008 underwriting year as well as releases on large losses and trade credit.
There is no assurance that conditions and trends that have affected the development of liabilities in the past will continue. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the Company’s historical results.
(b) Loss Reserve Discounting
Except for certain workers’ compensation (including long term disability) liabilities and certain bodily injury liability claims, emanating from U.K. exposures, predominantly from the U.K. motor liability portfolio, the Company does not discount its unpaid losses and loss expenses.
The Company utilizes tabular reserving for workers’ compensation (including long-term disability) unpaid losses that are considered fixed and determinable, and discounted such losses using an interest rate of 5% in 2013 and 2012. The interest rate approximates the average yield to maturity on specific fixed income investments that support these liabilities. The tabular reserving methodology results in applying uniform and consistent criteria for establishing expected future indemnity and medical payments (including an explicit factor for inflation) and the use of mortality tables to determine expected payment periods. Tabular unpaid losses and loss expenses, net of reinsurance, at December 31, 2013 and 2012 on an undiscounted basis were $609.1 million and $645.2 million, respectively. The related discounted unpaid losses and loss expenses were $331.5 million and $343.0 million at December 31, 2013 and 2012, respectively.
The Company records specific reserve allowance for Periodical Payment Orders (“PPO”) related to bodily injury liability claims. This allowance includes the unpaid losses for claims already settled and notified as PPO at December 31, 2013, as well as the unpaid losses for claims to be settled in the future. The future care element of the unpaid losses was discounted using an interest rate of 1.5% at both December 31, 2013 and 2012. Unpaid losses and loss expenses, net of reinsurance, at December 31, 2013 and 2012 on an undiscounted basis were $262.0 million and $240.0 million, respectively. After discounting the future care element, the unpaid losses and loss expenses were $165.7 million and $148.6 million at December 31, 2013 and 2012, respectively. The increase in net undiscounted unpaid losses and loss expenses between December 31, 2012 and December 31, 2013 is mainly due to foreign exchange rate movements.
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
(c) Discontinued Asbestos and Run-Off Environmental Related Claims
The Company’s reserving process includes a continuing evaluation of the potential impact on unpaid liabilities from exposure to discontinued asbestos and run-off environmental claims, including related loss adjustment expenses. Liabilities are established to cover both known and incurred but not reported claims. The Company’s reserving and exposures to environmental liability business currently written within the NAPC and IPC business groups are not included in this note, which only relates to specific discontinued and/or run-off coverages that were not originally written specifically to cover such environmental hazards.
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
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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

A reconciliation of the opening and closing unpaid losses and loss expenses related to discontinued asbestos and run-off environmental exposure claims for the years indicated is as follows:

Year ended December 31, (U.S. dollars in thousands)	2013	2012	2011
Net unpaid losses and loss expenses at beginning of year	$78,315	$77,778	$84,075
Net incurred losses and loss expenses	6,257	6,558	(41)
Less net paid losses and loss expenses	4,137	6,021	6,256
Net increase (decrease) in unpaid losses and loss expenses	$2,120	$537	$(6,297)
Net unpaid losses and loss expenses at end of year	80,435	78,315	77,778
Unpaid losses and loss expenses recoverable at end of year	115,090	123,799	134,323
Gross unpaid losses and loss expenses at end of year	$195,525	$202,114	$212,101
Reserves for incurred but not reported losses, net of reinsurance, included in the above table were $48.6 million, $52.2 million and $47.2 million at December 31, 2013, 2012 and 2011, respectively. Unpaid losses recoverable are net of potential uncollectible amounts.
At December 31, 2013, the Company had 1,097 open claim files for potential discontinued asbestos claims exposures and 338 open claim files for potential run-off environmental claims exposures. Approximately 37%, 42% and 43% of the open claim files are due to precautionary claim notices in 2013, 2012 and 2011, respectively. Precautionary claim notices are submitted by the ceding companies in order to preserve their right to receive coverage under the reinsurance contract.
Such notices do not contain an incurred loss amount to the Company. The development of the number of open claim files for potential discontinued asbestos and run-off environmental claims, including precautionary claims, is as follows:

	Asbestos Claims	Environmental Claims
Total number of claims outstanding at December 31, 2010	1,200	417
New claims reported in 2011	106	36
Claims resolved in 2011	(268)	(91)
Total number of claims outstanding at December 31, 2011	1,038	362
New claims reported in 2012	236	60
Claims resolved in 2012	(201)	(68)
Total number of claims outstanding at December 31, 2012	1,073	354
New claims reported in 2013	178	34
Claims resolved in 2013	(154)	(50)
Total number of claims outstanding at December 31, 2013	1,097	338
The Company’s reserving process includes a continuing evaluation of the potential impact on unpaid liabilities from exposure to discontinued asbestos and run-off environmental claims, including related loss adjustment expenses. Liabilities are established to cover both known and incurred but not reported claims.
The estimation of loss and loss expense liabilities for discontinued asbestos and run-off environmental exposures is subject to much greater uncertainty than is normally associated with the establishment of liabilities for certain other exposures due to several factors, including: (i) uncertain legal interpretation and application of insurance and reinsurance coverage and liability; (ii) the lack of reliability of available historical claims data as an indicator of future claims development; (iii) an uncertain political climate which may impact, among other areas, the nature and amount of costs for remediating waste sites; and (iv) the

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

potential of insurers and reinsurers to reach agreements in order to avoid further significant legal costs. Due to the potential significance of these uncertainties, the Company believes that no meaningful range of loss and loss expense liabilities beyond recorded reserves can be established. As the Company’s net unpaid loss and loss expense reserves related to discontinued asbestos and run-off environmental exposures are less than 1% of the total net reserves at December 31, 2013 and 2012, further adverse development is not expected to be material to the Company’s overall net loss reserves. The Company believes it has made reasonable provision for its discontinued asbestos and run-off environmental exposures and is unaware of any specific issues that would significantly affect its estimate for loss and loss expenses.
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
At December 31, 2013 and 2012 total deposit liabilities were $1.5 billion and $1.6 billion, respectively. For the years ended December 31, 2013, 2012 and 2011 interest expense of $48.0 million, $66.3 million and $51.3 million, respectively, was recorded related to the accretion of deposit liabilities.
12. Future Policy Benefit Reserves
Future policy benefit reserves are comprised of the following:

Year ended December 31 (U.S. dollars in thousands)	2013	2012
Traditional Life	$827,341	$805,558
Annuities	3,976,475	4,006,488
Total future policy benefit reserves	$4,803,816	$4,812,046
The Company entered into long duration contracts that subject the Company to mortality and morbidity risks and that were accounted for as life premiums earned. Future policy benefit reserves were established using appropriate assumptions for investment yields, mortality, and expenses, including a provision for adverse deviation. At December 31, 2013 and 2012 the average interest rate used for the determination of the future policy benefits for these contracts was 4.4% and 4.5%, respectively. Total future policy benefit reserves for the year ended December 31, 2013 and 2012 were $4.8 billion. The net decrease, during 2013, in the total future policy benefit reserves was from normal course releases on single premium annuities in line with the benefits paid and mortality of underlying policyholders, which has been partially offset by foreign exchange movements.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

13. Notes Payable and Debt and Financing Arrangements
At December 31, the Company’s financing structure, which includes senior unsecured notes, bank and loan facilities available from a variety of sources, including commercial banks, and letter of credit facilities was as follows:

(U.S. dollars in thousands)	2013		2012
	Commitment/ Debt	In Use/ Outstanding (1)	Commitment/ Debt	In Use/ Outstanding (1)
Debt:
5-year revolver expiring 2018	$1,000,000	$—	$1,000,000	$—
5.25% Senior Notes due 2014	600,000	599,346	600,000	598,424
2.30% Senior Notes due 2018	300,000	296,683	—	—
5.75% Senior Notes due 2021	400,000	396,661	400,000	396,230
6.375% Senior Notes due 2024	350,000	348,811	350,000	348,701
6.25% Senior Notes due 2027	325,000	322,905	325,000	322,748
5.25% Senior Notes due 2043	300,000	296,030	—	—
Total debt	$3,275,000	$2,260,436	$2,675,000	$1,666,103
Adjustment to carrying value – impact of fair value hedges		2,767		6,675
Total debt carrying value	$3,275,000	$2,263,203	$2,675,000	$1,672,778
Letters of Credit:
Total letters of credit	$3,575,000	$1,895,425	$4,000,000	$1,757,250

____________

(1)	“In Use” and “Outstanding” data represent December 31, 2013 and 2012 accreted values.
(a) Notes Payable and Debt
All outstanding debt of the Company at December 31, 2013 and 2012, as noted in the table above, was issued by XL-Cayman, a 100% owned subsidiary of XL-Ireland and the only direct subsidiary thereof. XL-Ireland does not have significant assets or operations independent of XL-Cayman. XL-Cayman's outstanding debt is fully and unconditionally guaranteed by XL-Ireland. The ability of XL-Cayman, like that of the Company, to obtain funds from its subsidiaries to satisfy any of its obligations under guarantees is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the Company operates, including, among others, Bermuda, the United States, Ireland, Switzerland and the United Kingdom. For details of the required statutory capital and surplus for the principal operating subsidiaries of the Company, see Note 23, “Statutory Financial Data.”
The Company was in compliance with all covenants by significant margins at December 31, 2013 and 2012, and the Company currently remains in compliance with all covenants.
(b) Letter of Credit Facilities and Other Sources of Collateral
The Company has several letter of credit facilities provided on both syndicated and bilateral bases from commercial banks. These facilities are utilized primarily to support non-admitted insurance and reinsurance operations in the U.S. and capital requirements at Lloyd’s. The Company’s letter of credit facilities and revolving credit facilities at December 31, were as follows:

(U.S. dollars in thousands)	2013 (1)	2012 (1)
Revolving credit facility (2)	$1,000,000	$1,000,000
Available letter of credit facilities – commitments (3)	$3,575,000	$4,000,000
Available letter of credit facilities – in use	$1,895,425	$1,757,250
Collateralized by certain assets of the Company’s investment portfolio	67.6%	93.3%

____________

(1)	At December 31, 2013, there were seven available letter of credit facilities; at December 31, 2012, there were five available letter of credit facilities.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(2)
At December 31, 2013 and 2012, the revolving credit available under the Syndicated Credit Agreements (as defined below) and under the December 9, 2011 unsecured credit agreement, respectively, was unutilized. The 2013 Citi Agreements (as defined below) provide for issuance of letters of credit and revolving credit loans up to an aggregate amount of $575 million. At December 31, 2013, $575 million of letters of credit were issued under the 2013 Citi Agreements and therefore such amount is not included here.

(3)
The Company has the option to increase the size of the facilities under the Syndicated Credit Agreements by an additional $500 million across such facilities. The Company also has the option to increase the maximum amount of the letters of credit and revolving credit loans available under the 2013 Citi Agreements, with the lender's and issuing lender's consent.

In November 2013 the Company (i) entered into two new credit agreements (together, the "Syndicated Credit Agreements"), which provided for an aggregate amount of outstanding letters of credit and revolving credit loans of up to $2 billion, subject to certain options to increase the size of the facilities, and (ii) terminated the secured credit agreements dated March 25, 2011 and December 9, 2011, and the unsecured credit agreement dated December 9, 2011, which had provided for an aggregate amount of outstanding letters of credit and revolving credit loans of up to $3 billion.
The Syndicated Credit Agreements consist of (i) a secured credit agreement, which provides for issuance of letters of credit up to $1 billion and (ii) an unsecured credit agreement, which provides for issuance of letters of credit and revolving credit loans up to $1 billion. The Company has the option to increase the maximum amount of letters of credit available by an additional $500 million across the facilities under the Syndicated Credit Agreements.
The commitments under the Syndicated Credit Agreements expire on, and such credit facilities are available until, the earlier of (i) November 22, 2018 and (ii) the date of termination in whole of the commitments upon an optional termination or reduction of the commitments by the account parties or upon the occurrence of certain events of default.
The availability of letters of credit under the secured portion of the Syndicated Credit Agreements is subject to a borrowing base requirement, determined on the basis of specified percentages of the face value of eligible categories of assets varying by type of collateral. In the event that such credit support is insufficient, the Company could be required to provide alternative security to cedants. This could take the form of insurance trusts supported by the investment portfolio or funds withheld (amounts retained by ceding companies to collateralize loss or premium reserves) using the Company's cash resources or combinations thereof. The face amount of letters of credit required is driven by, among other things, loss development of existing reserves, the payment pattern of such reserves, the expansion of business written by the Company and the loss experience of such business.
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
On August 6, 2013, XL-Cayman entered into a new credit agreement with Citicorp USA, Inc., as administrative agent and issuing lender, and the lenders party thereto and a continuing agreement for standby letters of credit with Citibank, N.A. On September 12, 2013, XL-Cayman entered into a credit agreement first amendment to such credit agreement (as amended, the “August 2013 Credit Agreement”).
Additionally, on November 4, 2013, XL-Cayman entered into a new credit agreement with Citicorp USA, Inc., as administrative agent and issuing lender, and the lenders party thereto and a continuing agreement for standby letters of credit with Citibank, N.A. (the "November 2013 Credit Agreement" and, together with the May 2013 Credit Agreement and the August 2013 Credit Agreement, the "2013 Citi Agreements").
Collectively, the 2013 Citi Agreements and the continuing agreements for standby letters of credit provide for issuance of letters of credit and revolving credit loans in an aggregate amount of up to $575 million. XL-Cayman has the option to increase the maximum amount of letters of credit and revolving credit loans available under the 2013 Citi Agreements with the lender's and issuing lender's consent.
The commitments under the 2013 Citi Agreements expire on, and such credit facilities are available until, the earlier of (i) June 20, 2015 (with respect to the May 2013 Credit Agreement), September 20, 2015 (with respect to the August 2013 Credit Agreement) and December 20, 2016 (with respect to the November 2013 Credit Agreement) and (ii) the date of termination in whole of the commitments upon an optional termination or reduction of the commitments by the account parties or upon the occurrence of certain events of default.
In addition to letters of credit, the Company has established insurance trusts in the United States that provide cedants with statutory relief required under state insurance regulation in the United States. It is anticipated that the commercial facilities may be renewed on expiry but such renewals are subject to the availability of credit from banks utilized by the Company and may be

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

renewed with materially different terms and conditions. In the event that such credit support is insufficient, the Company could be required to provide alternative security to cedants. This could take the form of additional insurance trusts supported by the Company’s investment portfolio or funds withheld using the Company’s cash resources. The value of letters of credit required is driven by, among other things, loss development of existing reserves, the payment pattern of such reserves, the expansion of business written by the Company and the loss experience of such business.
In general, all of the Company’s bank facilities, indentures and other documents relating to the Company’s outstanding indebtedness (collectively, the “Company’s Debt Documents”), as described above, contain cross acceleration or cross default provisions to each other and the Company’s Debt Documents contain affirmative covenants. These covenants provide for, among other things, minimum required ratings of the Company’s insurance and reinsurance operating subsidiaries and a maximum level of secured indebtedness that may be incurred in the future. In addition, generally each of the Company’s Debt Documents provide for an event of default in the event of a change of control of the Company or some events involving bankruptcy, insolvency or reorganization of the Company. The Company’s credit facilities also contain minimum consolidated net worth covenants.
Under the Syndicated Credit Agreements, in the event that XL Insurance (Bermuda) Ltd, XL Re Ltd or XL Re Europe SE fails to maintain a financial strength rating of at least “A – ” from A.M. Best, an event of default would occur.
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

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

14. Derivative Instruments
The Company enters into derivative instruments for both risk management and investment purposes. The Company is exposed to potential loss from various market risks, and manages its market risks based on guidelines established by management and the Risk and Finance Committee of the Company's Board of Directors. The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value, with the changes in fair value of derivatives shown in the consolidated statement of income as “Net realized and unrealized gains (losses) on derivative instruments” unless the derivatives are designated as hedging instruments. The accounting for derivatives that are designated as hedging instruments is described in Note 2(h), “Significant Accounting Policies – Derivative Instruments.” The following table summarizes information on the location and gross amounts of derivative fair values contained in the consolidated balance sheet as at December 31, 2013 and 2012:

(U.S. dollars in thousands)	2013				2012
	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$1,005,610	$26,098	$2,572,227	$70,462	$670,751	$12,511	$2,382,507	$23,715
Total derivatives designated as hedging instruments	$1,005,610	$26,098	$2,572,227	$70,462	$670,751	$12,511	$2,382,507	$23,715
Derivatives not designated as hedging instruments:
Investment Related Derivatives:
Interest rate exposure	$30,702	$266	$10,259	$8	$45,604	$2,060	$26,139	$253
Foreign exchange exposure	17,497	12	50,614	680	33,007	226	54,449	1,790
Credit exposure	—	—	340,020	15,128	25,000	486	436,959	15,472
Financial market exposure	58,232	1,111	14,821	77	72,597	9,559	16,910	—
Financial Operations Derivatives: (2)
Credit exposure	—	—	44,234	4,190	—	—	46,903	—
Other Non-Investment Derivatives:
Guaranteed minimum income benefit contract	—	—	53,564	14,940	—	—	69,051	25,396
Modified coinsurance funds withheld contract	66,369	—	—	—	76,975	—	—	—
Total derivatives not designated as hedging instruments	$172,800	$1,389	$513,512	$35,023	$253,183	$12,331	$650,411	$42,911
____________

(1)
Derivative instruments in an asset or liability position are included within Other assets or Other liabilities, respectively, in the balance sheet on a net basis where the Company has both a legal right of offset and the intentions to settle the contracts on a net basis.

(2)	Financial operations derivatives represent interests in variable interest entities as described in Note 16, “Variable Interest Entities".
The following table summarizes information on the gross and net amounts of derivative fair values and associated collateral received related to derivative assets or paid relating to derivative liabilities contained in the consolidated balance sheet at December 31, 2013 and 2012:

				Gross Amounts Not Offset in the Balance Sheet
December 31, 2013 (U.S. dollars in thousands)	Gross Amounts Recognized in Balance Sheet	Gross Amounts Offset in the Balance Sheet	Net Amounts in the Balance Sheet	Financial Instruments	Cash Collateral	Net Amounts
Derivative Assets	$27,487	$1,342	$26,145	$—	$—	$26,145
Derivative Liabilities	$105,485	$1,342	$104,143	$—	$19,847	$84,296

December 31, 2012 (U.S. dollars in thousands)
Derivative Assets	$24,842	$1,327	$23,515	$—	$—	$23,515
Derivative Liabilities	$66,626	$1,327	$65,299	$—	$12,130	$53,169

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Derivative instruments in an asset or liability position are included within Other assets or Other liabilities, respectively, in the balance sheet on a net basis where the Company has both a legal right of offset and the intentions to settle the contracts on a net basis. The Company often enters into different types of derivative contracts with a single counterparty and these contracts are covered under netting agreements. At December 31, 2013 and 2012, the Company paid cash collateral related to foreign currency derivative positions and certain other derivative positions of $19.8 million and $12.1 million, respectively. The assets related to the net collateral paid were recorded as Other assets within the balance sheet as the collateral and derivative positions are not intended to be settled on a net basis.
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
The following table provides the total impact on earnings relating to derivative instruments formally designated as fair value hedges along with the impacts of the related hedged items for the years indicated:

Derivatives Designated as Fair Value Hedges (U.S. dollars in thousands)	Hedged Items – Amount of Gain/(Loss) Recognized in Income Attributable to Risk
	Gain/(Loss) Recognized in Income on Derivative	Deposit Liabilities	Fixed Maturity Investments	Ineffective Portion of Hedging Relationship – Gain/(Loss)
Year Ended December 31, 2013
Interest rate exposure	$—
Foreign exchange exposure	(22,568)
Total	$(22,568)	$—	$23,065	$497
Year Ended December 31, 2012
Interest rate exposure	$1,813
Foreign exchange exposure	(24,183)
Total	$(22,370)	$(6,182)	$23,967	$(4,585)
Year Ended December 31, 2011
Interest rate exposure	$25,680
Foreign exchange exposure	15,135
Total	$40,815	$(27,391)	$(15,299)	$(1,875)
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
The periodic coupon settlements also resulted in decreases to Interest expense of nil, $4.9 million and $10.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Settlement of Fair Value Hedges
A summary of the fair value hedges that have been settled and their impact on results during the indicated years ended December 31 as well as the remaining balance of fair value hedges and average years remaining to maturity are shown below:

Settlement of Fair Value Hedges – Summary (U.S. dollars in thousands, except years)	Fair Value Hedges – Notes Payable and Debt December 31,		Fair Value Hedges – Deposit Liabilities December 31,
	2013	2012	2013	2012
Cumulative reduction to interest expense	$18,856	$14,949	$37,382	$21,395
Remaining balance	$2,768	$6,675	$195,814	$211,800
Weighted average years remaining to maturity	0.7	1.7	22.7	25.3
(b) Derivative Instruments Designated as Hedges of the Net Investment in a Foreign Operation
The Company utilizes foreign exchange contracts to hedge the fair value of certain net investments in foreign operations. During the year ended December 31, 2013 and 2012, the Company entered into foreign exchange contracts that were formally designated as hedges of investments in foreign subsidiaries, the majority of which have functional currencies of either U.K. sterling or the Euro. There was no ineffectiveness in these transactions.
The following table provides the weighted average U.S. dollar equivalent of foreign denominated net assets that were hedged and the resultant gain (loss) that was recorded in the cumulative translation adjustment account within AOCI for the year ended December 31, 2013 and 2012.

Derivative Instruments Designated as Hedges of the Net Investment in a Foreign Operation – Summary (U.S. dollars in thousands)	2013	2012
Weighted average of U.S. dollar equivalent of foreign denominated net assets	$2,648,137	$1,962,076
Derivative gains (losses) (1)	$(27,392)	$(36,649)

____________

(1)
Derivative gains (losses) from derivative instruments designated as hedges of the net investment in a foreign operation are recorded in the cumulative translation adjustment account within AOCI for each period.

(c) Derivative Instruments Not Formally Designated As Hedging Instruments
The following table provides the total impact on earnings relating to derivative instruments not formally designated as hedging instruments under authoritative accounting guidance and from the ineffective portion of fair value hedges. The impacts are all recorded through Net realized and unrealized gains (losses) on derivatives in the income statement for the years ended December 31, 2013, 2012 and 2011:

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Net Realized and Unrealized Gains (Losses) on Derivative Instruments (U.S. dollars in thousands)	2013	2012	2011
Investment Related Derivatives:
Interest rate exposure	$5,065	$4,394	$(1,021)
Foreign exchange exposure	(948)	(1,084)	(302)
Credit exposure	(4,052)	(7,611)	(16,527)
Financial market exposure	6,302	3,073	(5,131)
Financial Operations Derivatives:
Credit exposure	(2,437)	10,511	16,976
Other Non-Investment Derivatives:
Contingent credit facility	—	—	(6,068)
Guaranteed minimum income benefit contract	10,457	(2,906)	(1,300)
Modified coinsurance funds withheld contract	(7,086)	3,429	4,510
Total derivatives not designated as hedging instruments	$7,301	$9,806	$(8,863)
Amount of gain (loss) recognized in income from ineffective portion of fair value hedges	497	(4,585)	(1,875)
Net realized and unrealized gains (losses) on derivative instruments	$7,798	$5,221	$(10,738)
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
Investment Related Derivatives – Interest Rate Exposure
The Company utilizes risk management and overlay strategies that incorporate the use of derivative financial instruments, primarily to manage its fixed income portfolio duration and net economic exposure to interest rate risks. The Company also uses interest rate swaps to convert certain liabilities from a fixed rate to a variable rate of interest and may also use them to convert a variable rate of interest from one basis to another.
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
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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
(d)(ii) Financial Operations Derivatives – Credit Exposure
At December 31, 2013 and 2012, the Company held one credit derivative exposure, which was written as part of the Company's previous financial lines business and is outside of the Company's investment portfolio. This is a European project finance loan participation that benefits from a deficiency guarantee from the German state and federal governments in the current amount of 68% following the scheduled expiry of a portion of this guarantee (80% at December 31, 2012). An aggregate summary of the credit derivative exposure at December 31 for the years indicated is as follows:

Financial Operations Derivatives - Credit Exposure Summary: (U.S. dollars in thousands, except term to maturity)	2013	2012
Principal outstanding	$42,080	$44,281
Interest outstanding	2,154	2,622
Aggregate outstanding exposure	$44,234	$46,903
Total liability recorded	$4,190	$—
Weighted average contractual term to maturity	3.7 years	4.7 years
Underlying obligations credit rating	CC	BB
At December 31, 2013 and 2012, there was no reported event of default on this obligation; however, due to the combination of the reduction in the deficiency guarantee percentage and a deterioration of the credit rating of the underlying obligations, a liability of $4.2 million was recorded during the year ended December 31, 2013. Credit derivatives are recorded at fair value based upon prices received from the investment bank counterparty and corroborated by using models developed by the Company. Although the Company does not have access to the specific unobservable inputs that may have been used in the value provided by the counterparty, it expects that the significant inputs considered would include changes in interest rates, future default rates, credit spreads, changes in credit quality, future expected recovery rates and other market factors. The change resulting from movements in credit and credit quality spreads is unrealized as the credit derivative is not traded to realize this resultant value.
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

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(e) Contingent Credit Features
Certain derivative agreements entered into by the Company or its subsidiaries contain rating downgrade provisions that permit early termination of the agreement by the counterparty if collateral is not posted following failure to maintain certain credit ratings from one or more of the principal credit rating agencies. If the Company were required to early terminate such agreements due to a rating downgrade, it could potentially be in a net liability position at the time of settlement. The aggregate fair value of all derivative agreements containing such rating downgrade provisions that were in a liability position and the collateral posted under any of these agreements at December 31 for the years indicated were as follows:

Contingent Credit Features - Summary: (U.S. dollars in thousands)	2013	2012
Aggregate fair value of derivative agreements with downgrade provisions in a net liability position	$47,703	$20,366
Collateral posted to counterparty	$13,260	$5,490
15. Off-Balance Sheet Arrangements
There were no material off-balance sheet arrangements at December 31, 2013 and 2012.
On December 5, 2006, the Company and certain operating subsidiaries (“Ceding Insurers”) entered into a securities issuance agreement (the “Securities Issuance Agreement”), and certain of the Company’s foreign insurance and reinsurance subsidiaries (“Ceding Insurers”) entered into an excess of loss reinsurance agreement (the “Reinsurance Agreement”), with Stoneheath Re (“Stoneheath”). The net effect of these agreements to the Company was the creation of a contingent put option to issue $350 million of preference ordinary shares in the aggregate of XL-Cayman. The agreements provided the Company with a Reinsurance Collateral Account in support of certain covered perils named in the Reinsurance Agreement. The covered perils included United States wind, European wind, California earthquake and terrorism worldwide. After an initial three-month period, the covered perils as well as the attachment points and aggregate retention amounts could be changed by the Ceding Insurers in their sole discretion, which could have resulted in a material increase or decrease in the likelihood of payment under the Reinsurance Agreement. On each date on which a Ceding Insurer withdrew funds from the Reinsurance Collateral Account, the Company would have been required to issue and deliver to Stoneheath an amount of Series D Preference Ordinary Shares having an aggregate liquidation preference that was equal to the amount of funds so withdrawn from the Collateral Account. The Company was obligated to reimburse Stoneheath for certain fees and ordinary expenses. The initial term of the Reinsurance Agreement was for the period from the December 5, 2006 through June 30, 2007, with four annual mandatory extensions through June 30, 2011 (unless coverage was exhausted thereunder prior to such date). At the Ceding Insurers’ option, the Reinsurance Agreement was extended to December 31, 2011.
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
The Company invests in CDOs and other investment vehicles that are issued through VIEs as part of the Company's investment portfolio. The activities of these VIEs are generally limited to holding the underlying collateral used to service investments therein. The Company's involvement in these entities is passive in nature. The Company has not been involved in establishing these entities and is not the primary beneficiary of these VIEs as contemplated in current authoritative accounting guidance.

The Company has a limited number of remaining outstanding credit enhancement exposures, including written financial guarantee and credit default swap contracts. The obligations related to these transactions are often securitized through VIEs. The Company is not the primary beneficiary of these VIEs as contemplated in current authoritative accounting guidance on the basis that management does not believe that the Company has the power to direct the activities, such as asset selection and collateral management, which most significantly impact each entity's economic performance. For further details on the nature of the obligations and the size of the Company's maximum exposure, see Note 14, “Derivative Instruments,” and Note 17 (h), “Commitments and Contingencies – Financial Guarantee Exposures.”
During the third quarter of 2013, the Company, along with other investors, formed a new Bermuda-based company, New Ocean Capital Management Limited (“New Ocean”), to act as an investment manager that will focus on providing third-party investors access to insurance-linked securities and other insurance and reinsurance capital markets products. The Company holds a majority voting interest in New Ocean through its ownership of common shares and, accordingly, the financial statements of New Ocean have been included in the consolidated financial statements of the Company. None of the assets, liabilities, revenues or net income of New Ocean was material to the Company during the current year. The equity interest attributable to third party investors in New Ocean recorded in the Company’s Consolidated Balance Sheet as "Non-controlling interest in equity of consolidated subsidiaries" was $0.3 million at December 31, 2013.
During the fourth quarter of 2013, the Company, along with other investors, invested in a new Bermuda-based company, New Ocean Focus Cat Fund Ltd. ("New Ocean FCFL"), which is considered a VIE under GAAP. New Ocean FCFL will invest in a special purpose reinsurer formed for the purpose of underwriting collateralized excess of loss reinsurance with a focus on global property catastrophe risks. The Company currently holds a majority equity interest in New Ocean FCFL, which is considered to be the controlling interest in the VIE. Accordingly, included in the consolidated financial statements of the Company are New Ocean FCFL's total assets of $23.5 million of cash. There were no liabilities, revenues or net income of New Ocean FCFL for the year ended December 31, 2013. The equity interest attributable to third party investors in New Ocean FCFL recorded in the Company’s Consolidated Balance Sheet as "Non-controlling interest in equity of consolidated subsidiaries" was $6.9 million at December 31, 2013.

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
Fixed Income Portfolio
The Company did not have an aggregate direct investment in any single corporate issuer in excess of 5% of shareholders’ equity at December 31, 2013 and 2012. Corporate issuers represent only direct exposure to fixed maturities and short-term investments of the parent issuer and its subsidiaries. These exposures exclude asset and mortgage back securities that were issued, sponsored or serviced by the parent and government-guaranteed issues, but does include covered bonds.
Broker credit risk
In addition, the Company underwrites a significant amount of its insurance and reinsurance property and casualty business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

to the payments of insurance and reinsurance balances to the Company. During the three years ended December 31, 2013, 2012 and 2011, P&C gross written premiums generated from or placed by the below companies individually accounted for more than 10% of the Company’s consolidated gross written premiums from P&C operations, as follows:

(Percentage of consolidated gross written premiums from P&C operations)	2013	2012	2011
AON Corporation and subsidiaries	21%	22%	20%
Marsh & McLennan Companies	23%	21%	20%
Willis Group and subsidiaries	13%	11%	12%
These brokers are large, well established companies and there are no indications that any of them are financially troubled. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written from P&C operations in any of the three years ended December 31, 2013, 2012 and 2011.
(b) Other Investments
The Company has committed to invest in several limited partnerships and provide liquidity financing to a structured investment vehicle. At December 31, 2013, the Company has commitments, which include potential additional add-on clauses, to invest an additional $184.8 million over a weighted average period of 5.4 years.
(c) Investments in Affiliates
The Company owns a minority interest in certain closed-end funds, certain limited partnerships and similar investment vehicles, including funds managed by those companies. At December 31, 2013, the Company has commitments, which include potential additional add-on clauses, to invest an additional $108.2 million over a weighted average period of 7.9 years.
(d) Properties
The Company rents space for certain of its offices under leases that expire through 2031. Total rent expense under operating leases for the years ended December 31, 2013, 2012 and 2011 was approximately $38.7 million, $35.6 million and $32.9 million, respectively. Future minimum rental commitments under existing operating leases are expected to be as follows:

Year Ended December 31, (U.S. dollars in thousands)
2014	$37,095
2015	34,554
2016	28,410
2017	23,623
2018	19,133
2019-2031	83,190
Total minimum future rentals	$226,005
During 2003, the Company entered into a purchase, sale and leaseback transaction to acquire new office space in London. The Company has recognized a capital lease asset of $94.4 million and $98.5 million, and deferred a gain of $28.7 million and $29.9 million related to this lease at December 31, 2013 and 2012, respectively. The gain is being amortized to income in line with the amortization of the asset. The future minimum lease payments in the aggregate are expected to be $215.5 million and annually for the next five years are as follows:

Year Ended December 31, (U.S. dollars in thousands)
2014	$12,515
2015	12,828
2016	13,149
2017	13,477
2018	13,815
2019-2028	149,686
Total minimum future lease payments	$215,470

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(e) Tax Matters
XL-Ireland is an Irish corporation and, except as described below, neither it nor its non-U.S. subsidiaries have paid U.S. corporate income taxes (other than withholding taxes on dividend income) on the basis that they are not engaged in a trade or business or otherwise subject to taxation in the United States. However, because definitive identification of activities that constitute being engaged in a trade or business in the United States is not provided by the Internal Revenue Code of 1986, regulations or court decisions, there can be no assurance that the Internal Revenue Service will not contend that the Company or its non-U.S. subsidiaries are engaged in a trade or business or otherwise subject to taxation in the United States. If the Company or its non-U.S. subsidiaries were considered to be engaged in a trade or business in the United States (and, if the Company or such subsidiaries were to qualify for the benefits under the income tax treaty between the United States and Bermuda and other countries in which the Company operates, such businesses were attributable to a “permanent establishment” in the United States), the Company or such subsidiaries could be subject to U.S. tax at regular tax rates on their respective taxable income that is effectively connected with their U.S. trade or business plus an additional “branch profits” tax (at a rate as high as 30%) on such income remaining after the regular tax, in which case there could be a significant adverse effect on the Company’s results of operations and financial condition.
(f) Letters of Credit
At December 31, 2013 and 2012, $1.9 billion and $1.8 billion of letters of credit were outstanding, of which 67.6% and 93.3%, respectively, were collateralized by the Company’s investment portfolios, primarily supporting U.S. non-admitted business and the Company’s Lloyd’s syndicates’ capital requirements.
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
Legal actions are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions other than claims proceedings, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company's financial position or liquidity at December 31, 2013.
If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company's assessment at December 31, 2013, no such disclosures were considered necessary.
(h) Financial Guarantee Exposures
A summary of the Company's outstanding financial guarantee exposures for the years indicated is as follows:

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Financial Guarantee Exposure Summary (U.S. dollars in thousands except number of contracts and term to maturity)	2013	2012
Opening number of financial guarantee contracts	4	4
Number of financial guarantee contracts matured, prepaid or commuted during the period	(1)	—
Closing number of financial guarantee contracts	3	4
Principal outstanding	$108,255	$115,464
Interest outstanding	$—	$—
Aggregate exposure outstanding	$108,255	$115,464
Total gross claim liability recorded	$—	$1,399
Total unearned premiums and fees recorded	$134	$279
Weighted average contractual term to maturity in years	26.0	25.4
The Company's outstanding financial guarantee contracts at December 31, 2013 provide credit support for a variety of collateral types with the exposures comprised of a $108.3 million notional financial guarantee on three notes backed by zero coupon long dated bonds and bank perpetual securities, including some issued by European financials. At December 31, 2013, there were no reported events of default on these obligations.
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
Ordinary Shares
The following table is a summary of ordinary shares issued and outstanding:

(in thousands)	2013	2012
Balance – beginning of year	298,682	315,646
Exercise of options	927	383
Net issuance of restricted shares	1,240	959
Share buybacks (1)	(22,596)	(18,306)
Balance – end of year	278,253	298,682
____________

(1)
Includes share buybacks associated with authorized share buyback programs as well as purchases related to satisfying tax withholding obligations of employees in connection with the vesting of restricted shares granted under the Company’s equity compensation programs.

Ordinary Share Buybacks
On February 22, 2013, XL-Ireland announced that its Board of Directors approved a new share buyback program, authorizing XL-Ireland to purchase up to $850 million of its ordinary shares (the “February 2013 Program”). This authorization replaced the approximately $250 million remaining under the then existing Program.
During the year ended December 31, 2013, the Company purchased and canceled 22.5 million shares for $673.3 million at an average price of $29.86 per share. At December 31, 2013, $275.0 million remained available for purchase under the February 2013 Program.
All share buybacks were carried out by way of redemption in accordance with Irish law and XL Ireland's constitutional documents. All shares so redeemed were canceled upon redemption.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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
Redeemable Series C Preference Ordinary Shares
On February 12, 2010, XL-Cayman purchased a portion of its outstanding Redeemable Series C preference ordinary shares, which resulted in approximately 4.4 million Series C preference ordinary shares with a liquidation value of $110.8 million being purchased by XL-Cayman for approximately $94.2 million. As a result, a book value gain of approximately $16.6 million was recorded in the first quarter of 2010 to ordinary shareholders.
On February 16, 2011, XL-Ireland purchased 30,000 of the outstanding Redeemable Series C preference ordinary shares with a liquidation preference value of $0.75 million for $0.65 million.
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
Series D Preference Ordinary Shares
On October 15, 2011, XL-Cayman issued $350 million Series D Preference Ordinary Shares for consideration of cash and liquid investments which were held in a trust account that was part of the Stoneheath facility. Holders of Stoneheath's securities issued in December 2006 received one Series D Preferred Share in exchange for each Stoneheath security. Dividends on the Series D Preference Ordinary Shares are declared and paid quarterly at a floating rate of three-month LIBOR plus 3.120% on the liquidation preference. XL-Cayman used the consideration it received as partial funding for the repayment at maturity of the outstanding $600 million XLCFE Notes that were issued by XLCFE, with the balance available for general corporate purposes. For further details regarding Stoneheath, see Note 15, “Off-Balance Sheet Arrangements.”
On December 5, 2011, XL-Ireland purchased and held 5,000 of the outstanding Series D Preference Ordinary Shares with an aggregate liquidation preference value of $5.0 million for $3.7 million, including accrued dividends. As a result of these purchases, the Company recorded a gain of approximately $1.3 million through Non-controlling interests in the Consolidated Statement of Income in the fourth quarter of 2011.
Series E Preference Ordinary Shares
On March 15, 2007, XL-Cayman issued 1.0 million Fixed/Floating Series E Perpetual Non-Cumulative preference ordinary shares, par value $0.01 each, with liquidation preference value of $1,000 per share (the “Series E preference ordinary shares”). The Company received net proceeds of approximately $983.8 million from the offering. The Series E preference ordinary shares are perpetual securities with no fixed maturity date and are not convertible. Dividends on the Series E preference ordinary shares are declared and paid semi-annually at a rate of $32.50 per share.
On February 16, 2011, XL-Ireland purchased 500 of the outstanding Series E preference ordinary shares with an aggregate liquidation preference value of $0.50 million for $0.47 million. As a result of these purchases, the Company recorded a reduction in Non-controlling interests of approximately $0.13 million in the first quarter of 2011.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(c) Stock Plans
The Company’s performance incentive programs provide for grants of stock options, restricted stock, restricted stock units, performance units and stock appreciation rights. Share-based compensation granted by the Company generally contains a vesting period of three or four years, and certain awards also contain performance conditions. The Company records compensation expense related to each award over its vesting period, incorporating the best estimate of the expected outcome of performance conditions where applicable. Compensation expense is generally recorded on a straight line basis over the vesting period of an award.
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
(d) Options
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2013	2012	2011
Dividend yield	2.00%	1.90%	1.90%
Risk free interest rate	1.14%	1.15%	2.60%
Volatility	37.0%	46.0%	50.0%
Expected lives	6.0 years	6.0 years	6.0 years
The risk free interest rate is based on U.S. Treasury rates. The expected lives are estimated using the historical exercise behavior of grant recipients. The expected volatility is determined based upon a combination of the historical volatility of the Company’s stock and the implied volatility derived from publicly traded options.
The following is a summary of the stock option plans for the indicated years ended December 31:

(U.S. Dollars in thousands except for numbers of options, weighted average grant date fair value)	2013	2012	2011
Options granted to purchase ordinary shares under directors and employees incentive compensation plans - in thousands	1,047	1,209	974
Weighted average grant date fair value	$8.34	$7.65	$9.81
Total intrinsic value of stock options exercised	$16,076	$3,357	$301
Options exercised during the year - in thousands	927	383	72
Compensation expense related to stock option plans	$8,294	$7,716	$11,848
Estimated tax benefit related to stock option plans	$50	$26	$722

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

The following is a summary of the stock options at December 31, 2013, and related activity for the year then ended for the Company:

(U.S. Dollars in thousands, except for number of shares, exercise price and term)	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding – beginning of year	12,091	$38.50	5.0 years	$46,803
Granted	1,047	28.64
Exercised	(927)	13.62
Canceled/Expired	(1,088)	66.48
Outstanding – end of year	11,123	$36.91	4.8 years	$74,927
Options exercisable	9,032	$39.67	3.9 years	$60,593
Available for grant (1)	13,057

(1) Available for grant includes shares that may be granted as either stock options, restricted stock, restricted stock units or performance units.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the 2013 fiscal year and the exercise price, multiplied by the number of in-the-money-options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $10.4 million at December 31, 2013, related to approximately 2.1 million options, which is expected to be recognized over a weighted- average period of 1.3 years. The exercise price of the Company’s outstanding options granted is the market price of the Company’s ordinary shares on the grant date, except that during 2004, 295,000 options were granted with an exercise price of $88.00 when the market price was $77.10.
(e) Restricted Stock, Restricted Stock Units and Performance Units
Restricted Stock
Restricted stock awards issued under the 1991 Performance Incentive Program and the Directors Stock and Option Plan vest as set forth in the applicable award agreements. Each restricted stock award represents the Company’s obligation to deliver to the holder one ordinary share. The employees and directors who are granted a restricted stock award shall have all the rights of a shareholder, including the right to vote and receive dividends, but the shares are subject to certain restrictions prior to vesting relating to, among other things, forfeiture in the event of termination of employment and transferability.
A summary of the restricted stock awards issued under the 1991 Performance Incentive Program and the Directors Stock and Option Plan for the indicated years ended December 31 is as follows:

(In thousands except for weighted average grant date fair value)	2013	2012	2011
Restricted ordinary shares granted	181	325	49
Weighted average grant date fair value	$29.44	$20.92	$23.33
Aggregate grant date fair value	$5,325	$6,811	$1,140
Compensation expense related to restricted stock awards	$4,419	$5,399	$7,101
Estimated tax benefit related to restricted stock awards	$1,047	$1,113	$1,546
Total unrecognized stock based compensation expense related to non-vested restricted stock awards was approximately $6.6 million at December 31, 2013, related to approximately 0.6 million restricted stock awards, which is expected to be recognized over 1.5 years.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Non-vested restricted stock awards at December 31, 2013 and for the year then ended for the Company were as follows:

(In thousands except for weighted average grant date fair value)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	550	$33.34
Granted	181	$29.44
Vested	(134)	$25.27
Forfeited	(4)	$42.48
Unvested at December 31, 2013	593	$33.92
Restricted Stock Units
Each restricted stock unit represents the Company’s obligation to deliver to the holder one ordinary share upon satisfaction of the three-year vesting term. Restricted stock units are granted at the closing market price on the day of grant and entitle the holder to receive dividends declared and paid in the form of additional ordinary shares contingent upon vesting.
A summary of the restricted stock units issued to officers of the Company and its subsidiaries for the indicated years ended December 31 is as follows:

(In thousands)	2013	2012	2011
Restricted stock units granted	1,803	1,312	1,318
Aggregate grant date fair value	$51,829	$27,194	$30,027
Compensation expense related to restricted stock units	$32,874	$24,451	$15,033
Estimated tax benefit related to restricted stock units	$8,813	$6,501	$3,998
Total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $48.8 million as of December 31, 2013, related to approximately 2.9 million restricted stock units, which is expected to be recognized over 1.4 years.
Non-vested restricted stock units as of December 31, 2013 and for the year then ended for the Company were as follows:

(In thousands except for weighted average grant date fair value)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	2,446	$21.04
Granted	1,803	$28.75
Vested	(1,187)	$20.75
Forfeited	(131)	$23.95
Unvested at December 31, 2013	2,931	$25.77

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Performance Units
The performance units vest after three years and entitle the holder to shares of the Company’s stock. There are no dividend rights associated with the performance units. Each grant of performance units has a target number of shares, with final payouts ranging from 0% to 200% of the grant amount depending upon a combination of corporate and business segment performance along with each employee’s continued service through the vesting date. Performance targets are based on relative and absolute financial performance metrics. A summary of the performance units issued to certain employees of the Company for the indicated years ended December 31 is as follows:

(In thousands)	2013	2012	2011
Performance units granted	656	1,527	1,289
Potential maximum share payout	1,312	3,054	2,578
Aggregate grant date fair value	$17,753	$29,537	$28,544
Compensation expense related to performance units	$1,041	$9,919	$7,242
Estimated tax benefit (charge) related to performance units	$(176)	$1,943	$1,419
Total unrecognized stock-based compensation expense related to non-vested performance units was approximately $19.0 million as of December 31, 2013, related to approximately 1.7 million performance units, which is expected to be recognized over 1.9 years. Non-vested restricted performance units as of December 31, 2013 were as follows:

(In thousands except for weighted average grant date fair value)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	2,556	$20.07
Granted	656	$27.05
Vested	(291)	$17.20
Forfeited	(79)	$21.97
Performance driven reduction	(1,155)	$20.36
Unvested at December 31, 2013	1,687	$22.99
(f) Voting
XL-Ireland’s Articles of Association restrict the voting power of any person to less than approximately 10% of total voting power.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

19. Retirement Plans
The Company provides pension benefits to eligible employees through various defined contribution and defined benefit retirement plans sponsored by the Company, which vary for each subsidiary. Plan assets are invested principally in equity securities and fixed maturities.
(a) Defined contribution plans
The Company has qualified defined contribution plans that are managed externally and to which employees and the Company contribute a certain percentage of the employee’s pensionable salary each month. The Company’s contribution generally vests over five years. The Company’s expenses for its qualified contributory defined contribution retirement plans were $49.4 million, $53.6 million and $42.4 million at December 31, 2013, 2012 and 2011, respectively.
(b) Defined benefit plans
The Company maintains defined benefit plans that cover certain employees as follows:
U.S. Plan
A qualified non-contributory defined benefit pension plan exists to cover a number of U.S. employees. The plan was curtailed in 2002 and was closed to new entrants at that time. Under the terms of the curtailment, existing plan participants were no longer entitled to earn additional defined benefits for future services performed after the curtailment date; however, accrued benefits are eligible for annual cost-of-living increases. This plan also includes a non-qualified supplemental defined benefit plan designed to compensate individuals to the extent that their benefits under the Company’s qualified plan are curtailed due to IRS Code limitations. Benefits are based on years of service and compensation, as defined in the plan, during the highest consecutive three years of the employee’s last ten years of employment.
In addition, certain former employees have received benefit type guarantees, not formally a part of any established plan. The liability recorded with respect to these agreements as at December 31, 2013 and 2012 was $3.0 million and $3.3 million, respectively, representing the entire unfunded projected benefit obligations.
U.K. Plans
A contributory defined benefit pension scheme exists in the U.K., but has been closed to new entrants since 1996. Benefits are based on length of service and compensation as defined in the trust deed and rules.
In addition, during 2003 six members, five of whom are still employed by the Company in the U.K., transferred from a defined benefit plan into a defined contribution plan. These employees have a contractual agreement with the Company that provides a “no worse than final salary pension” guarantee in the event that they are employed by the Company until retirement, under which the Company guarantees to top-up their defined contribution pension to the level of pension that they would have been entitled to receive had they remained in the defined benefit scheme. The pension liability recorded with respect to these individuals was $4.0 million and $3.5 million at December 31, 2013 and 2012, respectively, representing the entire unfunded projected obligation.
Other European Plans
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
The funded status by geographical region of all the Company’s retirement plans at December 31, 2013 and 2012 is as follows:

Funded Status (U.S. dollars in thousands)	2013	2012
U.S.	$(6,181)	$(17,210)
U.K.	(7,654)	(8,032)
Other European	(20,983)	(18,528)
Funded status – end of year	$(34,818)	$(43,770)

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

The status of all the Company’s retirement plans at December 31, 2013 and 2012 is as follows:

Change in projected benefit obligation (U.S. dollars in thousands)	2013	2012
Projected benefit obligation – beginning of year	$83,083	$72,267
Service cost (1)	1,491	1,291
Interest cost	3,599	3,557
Actuarial (gain) / loss	(5,091)	7,922
Benefits and expenses paid	(2,307)	(2,069)
Foreign currency (gains) / losses	1,201	1,086
Settlements	—	(971)
Projected benefit obligation – end of year	$81,976	$83,083
(1) Service costs include cost of living adjustments on curtailed plans.

Change in plan assets (U.S. dollars in thousands)	2013	2012
Fair value of plan assets – beginning of year	$39,313	$34,956
Actual return on plan assets	6,113	3,101
Employer contributions	2,919	2,133
Benefits and expenses paid	(1,462)	(1,258)
Foreign currency gains / (losses)	275	381
Fair value of plan assets – end of year	$47,158	$39,313
Funded status – end of year	$(34,818)	$(43,770)
Accrued pension liability	$34,818	$43,770

The components of the net benefit cost for the years ended December 31, 2013, 2012 and 2011 are as follows:

Components of net benefit cost (U.S. dollars in thousands)	2013	2012	2011
Service cost	$1,491	$1,291	$919
Interest cost	3,589	3,557	3,337
Expected return on plan assets	(3,096)	(3,028)	(1,558)
Amortization of net actuarial loss	1,440	915	373
Transfer from AOCI	—	3,363	—
Net benefit cost	$3,424	$6,098	$3,071

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Assumptions
Several assumptions and statistical variables are used in the models to calculate the expenses and liability related to the plans. The Company, in consultation with its actuaries, determines assumptions about the discount rate, the expected rate of return on plan assets and the rate of compensation increase. The table below includes disclosure of these rates on a weighted-average basis, for the years ended December 31 as indicated:

	2013			2012
	U.S. Plans	U.K. Plans	Other European Plans	U.S. Plans	U.K. Plans	Other European Plans
Net Benefit Cost – Weighted-average assumptions
Discount rate	4.00%	4.50%	4.20%	4.40%	4.65%	5.20%
Expected long-term rate of return on plan assets	8.00%	5.70%	N/A	8.00%	5.70%	N/A
Rate of compensation increase	N/A	4.90%	2.50%	N/A	5.00%	3.00%
Benefit Obligation – Weighted-average assumptions
Discount rate	4.95%	4.50%	3.50%	4.00%	4.65%	4.20%
Rate of compensation increase	N/A	4.90%	2.50%	N/A	5.00%	3.00%
The expected long-term rate of return assumption is determined by adding expected inflation to the expected long-term real rates of various asset classes taking into account expected volatility and correlation between the various asset classes.
Plan Assets
The U.S. Plan assets at December 31, 2013 and 2012 consist of two mutual funds. The first fund employs a core bond portfolio strategy that seeks maximum current income and price appreciation consistent with the preservation of capital and prudent risk taking with the focus on intermediate – term high quality bonds.
The second fund seeks long term growth of capital by investing in a diversified group of domestic and international companies. Using a quantitative approach, portfolio managers identify companies that they believe have favorable prospects for above average growth.
The fair value of the U.S. Plan assets at December 31, 2013 and 2012 was $36.4 million and $29.8 million, respectively. As both of the retirement plan’s investments are mutual funds, they fall within Level 1 in the fair value hierarchy. The inputs and methodologies used in determining the fair value of these assets are consistent with those used to measure our assets as set out in Note 3, "Fair Value Measurements.”
The U.K. pension plan assets are held in a separate trustee administered fund to meet long term liabilities to past and present employees. The table below shows the composition of the plan's assets and the fair value of each major category of plan assets as of December 31, 2013 and 2012, as well as the potential returns of the different asset classes. The totals of the asset values held in various externally managed portfolios are provided by third party pricing vendors. There is no significant concentration of risk within plan assets. The assets in the scheme and the expected rates of return were as follows:

(U.S. dollars in thousands, except percentages)	Expected Return on Assets for 2013	Weighted Value at December 31, 2013	Expected Return on Assets for 2012	Weighted Value at December 31, 2012
Equities	6.8%	$7,048	6.8%	$6,149
Gilts	3.0%	1,775	3.0%	1,700
Corporate Bonds	4.5%	1,758	4.7%	1,566
Other (cash)	3.4%	133	3.5%	68
Total market fair value of assets		$10,714		$9,483
Expected Cash Flows
Under the U.S. defined benefit plans, the Company’s policy is to make annual contributions to the plan that are deductible for federal income tax purposes and that meet the minimum funding standards required by law. The contribution level is determined by utilizing the projected unit credit cost method and different actuarial assumptions than those used for pension expense purposes. The Company’s funding policy provides that contributions to the plan shall be at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended by the Pension

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Protection Act of 2006. During the fiscal year beginning January 1, 2014, the U.S. defined benefit plans expect to make contributions of $2.9 million.
The estimated future benefit payments with respect to the U.S. defined benefit pension plans, are as follows:

(U.S. dollars in thousands)	Retirement Plan	Benefits Equalization Plan	Total
2014	$825	$429	$1,254
2015	$870	$425	$1,295
2016	$945	$425	$1,370
2017	$1,008	$421	$1,429
2018	$1,078	$424	$1,502
2019-2023	$8,519	$2,828	$11,347
The U.K. scheme is subject to triennial funding valuations, the most recent of which was conducted as of July 1, 2012 and was reported in 2013. The $2.5 million deficit (calculated on a realistic basis) is being funded over a 10-year period.
20. Accumulated Other Comprehensive Income (Loss)
The changes in AOCI, net of tax, by component for the year ended December 31, 2013 are as follows:

(U.S. dollars in thousands)	Unrealized Gains (Losses) on Investments (1)	OTTI Losses Recognized in AOCI	Foreign Currency Translation Adjustments	Underfunded Pension Liability	Cash Flow Hedge	Total
Balance, net of tax, December 31, 2010	$238,751	$(228,107)	$104,254	$(14,899)	$796	$100,795
OCI before reclassifications	384,495	—	(49,067)	(2,995)	—	332,433
Amounts reclassified from AOCI	146,188	42,171	23,469	373	440	212,641
Tax (benefit) expense	(58,987)	(2,715)	(1,102)	—	—	(62,804)
Net current period OCI - net of tax	$471,696	$39,456	$(26,700)	$(2,622)	$440	$482,270
Balance, net of tax, December 31, 2011	$710,447	$(188,651)	$77,554	$(17,521)	$1,236	$583,065
OCI before reclassifications	985,553	—	(6,798)	(14,258)	—	964,497
Amounts reclassified from AOCI	(81,679)	67,580	350	4,273	438	(9,038)
Tax (benefit) expense	(16,489)	(300)	(1,715)	—	—	(18,504)
Net current period OCI - net of tax	$887,385	$67,280	$(8,163)	$(9,985)	$438	$936,955
Balance, net of tax, December 31, 2012	$1,597,832	$(121,371)	$69,391	$(27,506)	$1,674	$1,520,020
OCI before reclassifications (1)	(742,767)	—	(62,932)	9,722	—	(795,977)
Amounts reclassified from AOCI	(119,970)	32,193	206	1,440	439	(85,692)
Tax (benefit) expense	90,450	(12)	7,868	—	—	98,306
Net current period OCI - net of tax	$(772,287)	$32,181	$(54,858)	$11,162	$439	$(783,363)
Balance, net of tax, December 31, 2013	$825,545	$(89,190)	$14,533	$(16,344)	$2,113	$736,657
____________

(1)	Amounts are net of cumulative adjustments recorded to the value of future policy benefit reserves of $44.7 million. These amounts were recorded during the year ended December 31, 2013.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

The reclassifications out of AOCI along with the associated income statement line items affected by component, and the total related tax (expense) benefit for year ended December 31, 2013 are as follows:

Gross Amount Reclassified From AOCI
Details About AOCI Components (U.S. dollars in thousands)	2013	Affected Line Item in the Statement of Income
Unrealized gains and losses on investments:
	$(130,236)	Net realized gains (losses) on investments sold
	10,266	OTTI on investments
	$(119,970)	Total before tax
	5,183	Provision (benefit) for income tax
	$(114,787)	Net of tax
OTTI losses recognized in OCI:
	$26,160	Net realized gains (losses) on investments sold
	6,033	OTTI on investments transferred to (from) OCI
	$32,193	Total before tax
	(12)	Provision (benefit) for income tax
	$32,181	Net of tax
Foreign Currency Translation:
Sale of foreign investment fund affiliate	$206	Exchange gains (losses) - before tax
	—	Provision (benefit) for income tax
	$206	Net of tax

Underfunded Pension Liability:
Pension expense	$1,440	Operating Expenses
	—	Provision (benefit) for income tax
	$1,440	Net of tax

Gains and losses on cash flow hedges:
Interest rate contracts	$439	Interest Expense
	—	Provision (benefit) for income tax
	$439	Net of tax

Total reclassifications for the period, gross of tax	$(85,692)
Tax (benefit) expense	5,171
Total reclassifications for the period, net of tax	$(80,521)

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

21. Dividends
In 2013, four quarterly dividends of $0.14 per share were paid to all ordinary shareholders of record as of March 15, June 14, September 13 and December 13. In 2012, four quarterly dividends of $0.11 per share were paid to all ordinary shareholders of record as of March 15, June 15, September 14 and December 14. In 2011, four quarterly dividends of $0.11 per share were paid to all ordinary shareholders of record as of March 15, June 15, September 15 and December 15.
XL-Cayman paid dividends to Series C, Series D and Series E preference shareholders for the indicated years ended December 31, as follows:

(U.S. dollars in millions)	2013	2012	2011
Series C preference ordinary shares (1)	$—	$—	$5.3
Series D preference ordinary shares (2) (3)	$12.3	$14.0	$—
Series E preference ordinary shares (4)	$65.1	$65.1	$66.2
____________

(1)	At December 31, 2013, 2012 and 2011, no Series C preference ordinary shares were outstanding.

(2)
On October 25, 2013, the Company announced that the Board of Directors of XL-Cayman resolved to pay a dividend of $8.5957 per share on XL-Cayman’s Series D Preference Ordinary Shares. The dividend was paid on January 15, 2014 to all shareholders of record as of January 1, 2014.

(3)
On February 21, 2014, the Company announced that the Board of Directors of XL-Cayman resolved to pay a dividend of $8.3946 per share on XL-Cayman’s Series D Preference Ordinary Shares. The dividend will be paid on April 15, 2014 to all shareholders of record as of April 1, 2014.

(4)
On February 21, 2014, the Company announced that the Board of Directors of XL-Cayman resolved to pay a dividend of $32.50 per share on XL-Cayman’s Series E Preference Ordinary Shares. The dividend will be paid on April 15, 2014 to all shareholders of record as of April 1, 2014.

22. Taxation
Following completion of the Redomestication, with effect from July 1, 2010, XL-Ireland is subject to income and capital gains tax in Ireland under applicable Irish law. Prior to July 1, 2010, the Company was resident for tax purposes in the Cayman Islands and in accordance with Cayman law, was not subject to any taxes in the Cayman Islands on either income or capital gains.
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

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

The following table details the years that are the subject of open examinations, by major tax jurisdiction. While the Company cannot estimate with certainty the outcome of these examinations, the Company does not believe that adjustments from open tax years will result in a significant change to the Company's results from operations.

Jurisdiction	Tax Years
U.S.	2010
Ireland	2006 - 2009
U.K.	2007 - 2010
Germany	2006 - 2009
Switzerland	2009 - 2010
The following table details open tax years that are potentially subject to examinations by local tax authorities, in the following major tax jurisdictions.

Jurisdiction	Tax Years
U.S.	2011 - 2013
Ireland	2009 - 2013
U.K.	2012 - 2013
Germany	2010 - 2013
Switzerland	2009 - 2013
France	2011 - 2013
The Company’s income (loss) before income tax was distributed for the years ended December 31, 2013, 2012 and 2011 as follows:

Income (loss) before income tax: (U.S. dollars in thousands)	2013	2012	2011
U.S.	$188,941	$52,285	$(99,309)
Non U.S.	1,025,211	712,126	(244,867)
Total	$1,214,152	$764,411	$(344,176)
The income tax provisions for the years ended December 31, 2013, 2012 and 2011 are as follows:

(U.S. dollars in thousands)	2013	2012	2011
Current expense:
U.S.	$48,776	$13,106	$9,138
Non U.S.	42,711	44,474	87,220
Total current expense	$91,487	$57,580	$96,358
Deferred expense (benefit):
U.S.	$703	$(56,646)	$(5,550)
Non U.S.	(14,685)	33,094	(31,101)
Total deferred expense (benefit)	$(13,982)	$(23,552)	$(36,651)
Total tax expense	$77,505	$34,028	$59,707

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

The weighted average expected tax provision has been calculated using the pre-tax accounting income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The applicable statutory tax rates of the most significant jurisdictions contributing to the overall taxation of the Company are:

Jurisdiction	Applicable Statutory Taxation Rates
Ireland (1)	12.50%
Ireland (1)	25.00%
Bermuda	—%
U.S.	35.00%
U.K.	23.25%
Switzerland (2)	7.83%
Switzerland (2)	21.20%
Germany	15.00%
France	38.00%
____________

(1)	The different applicable statutory taxation rates in Ireland relate to entities classified as trading or non-trading companies.

(2)	The different applicable statutory taxation rates in Switzerland relate to entities classified as trading or holding companies.
Reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the years ended December 31, 2013, 2012 and 2011 is provided below:

(U.S. dollars in thousands)	2013	2012	2011
Expected tax provision at weighted average rate	$43,092	$53,358	$(66,493)
Permanent differences:
Non-taxable investment (income) loss	(9,847)	(16,717)	(14,246)
Non-taxable (income) loss	(40,898)	(25,711)	(3,265)
Prior year adjustments	6,067	(622)	(9,206)
Prior year adjustments on completion of IRS examinations	—	(19,192)	—
State, local and foreign taxes	12,225	18,312	42,581
Valuation allowance	5,754	(16,644)	24,990
Allocated investment income	5,949	41,727	21,483
Stock options	1,501	4,749	5,840
Non-deductible expenses	23,662	16,145	12,901
Realized capital loss carry-forward valuation allowance reduction	—	(24,473)	—
Non-deductible goodwill impairment	—	—	57,069
Non-taxable reserve release	—	3,096	(11,947)
Uncertain tax positions	30,000	—	—
Total tax expense	$77,505	$34,028	$59,707

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2013 and 2012 were as follows:

(U.S. dollars in thousands)	2013	2012
Deferred tax asset:
Net unpaid loss reserve discount	$105,511	$108,285
Net unearned premiums	69,811	70,071
Compensation liabilities	62,710	56,245
Net operating losses	89,233	83,061
Investment adjustments	12,573	12,927
Pension	5,695	11,976
Bad debt reserve	7,337	14,901
Amortizable goodwill	7,976	8,958
Net unrealized depreciation on investments	9,984	38,652
Stock options	12,171	13,035
Depreciation	3,501	1,910
Net realized capital losses	140,993	98,971
Deferred intercompany capital losses	69,500	97,566
Untaxed Lloyd's result	2,533	—
Other	9,638	9,392
Deferred tax asset, gross of valuation allowance	$609,166	$625,950
Valuation allowance	261,924	297,637
Deferred tax asset, net of valuation allowance	$347,242	$328,313
Deferred tax liability:
Net unrealized appreciation on investments	$28,843	$106,520
Unremitted earnings	$6,717	$—
Deferred acquisition costs	7,057	16,135
Currency translation adjustments	7,195	11,225
Regulatory reserves	131,750	146,101
Investment adjustment	6,112	—
Untaxed Lloyd’s result	—	10,155
Other	8,014	13,837
Deferred tax liability	$195,688	$303,973
Net Deferred Tax Asset	$151,554	$24,340

The deferred tax asset and liability balances presented above represent the gross deferred tax asset and liability balances across each tax jurisdiction. The deferred tax asset balances of $237.9 million and $166.1 million at December 31, 2013 and 2012, respectively, and deferred tax liability balances of $86.3 million and $141.8 million at December 31, 2013 and 2012, respectively, as disclosed on the consolidated balance sheets include netting of certain deferred tax assets and liabilities within a tax jurisdiction to the extent such netting is consistent with the regulations of the tax authorities in those jurisdictions.
At December 31, 2013 and 2012, the valuation allowance of $261.9 million and $297.6 million, respectively, related primarily to net operating loss carry forwards and realized capital loss carry forwards as follows:

Jurisdiction (U.S. dollars in thousands)	2013	2012
Switzerland	$11,457	$9,864
Ireland	60,133	59,210
U.S.	175,372	196,555
Other	14,962	32,008
Valuation Allowance Total	$261,924	$297,637
The reduction in the valuation allowance in 2013 was primarily due to the release of certain valuation allowances held against capital loss carry-forwards in the U.S.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

At December 31, 2013, the Company had realized capital loss carry forwards of approximately $299.5 million in the U.S. ($104.8 million tax effected). The five year limitation for the utilization of realized capital losses applies to this balance. Losses of $110.6 million will expire at the end of 2014 with another $188.9 million of realized capital losses expiring in future years through 2018. A valuation allowance ($104.8 million) has been established in respect of all of these realized capital losses. At December 31, 2013, the Company also had $198.7 million of U.S. capital losses arising from the sale of investments to a group company ($69.5 million tax effected), against which a valuation allowance of $69.5 million has been established. These losses cannot be utilized to offset any future U.S. realized capital gains, and will not begin to expire, until the underlying assets have been sold to unrelated parties.
At December 31, 2013, net operating loss carry forwards in the U.K. were approximately $153.4 million ($34.3 million tax effected) and have no expiration. A valuation allowance of $1.0 million has been established in respect of $5.1 million of these U.K. losses given management’s expectation that losses in specific U.K. entities will not be utilized in the future.
At December 31, 2013, net operating loss carry forwards in Switzerland were approximately $84.9 million, of which $25.6 million will expire at the end of 2014 with the balance expiring in future years through 2020. A valuation allowance of $9.1 million has been established in respect of $79.5 million of the Swiss net operating losses, which includes the $25.6 million of Swiss net operating losses that will expire in 2014.
At December 31, 2013, net operating loss carry forwards in Ireland were approximately $205.2 million, with a further $153.5 million of capital losses carried forward. Although these Irish losses may be carried forward indefinitely, a valuation allowance ($60.1 million) has been established in respect of all of these Irish losses due to the uncertainty surrounding any future loss utilization.
Management has reviewed historical taxable income and future taxable income projections for its U.K. group and has determined that in its judgment substantially all of the U.K. net operating losses ($148.2 million) will more likely than not be realized as reductions to future taxable income within a reasonable period. Management will continue to evaluate income generated in future periods by the U.K. group in determining the reasonableness of its position. If management determines that future income generated by the U.K. group is insufficient to cause the realization of the net operating losses within a reasonable period, a valuation allowance would be required for the U.K. portion of the deferred tax asset balance related to net operating losses in the amount of $33.3 million.
Management believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized.
Shareholders’ equity at December 31, 2013 and 2012 reflected tax benefits of $1.8 million and nil, respectively, related to the excess of tax deductions over book compensation expense for stock awards exercised/vested by the Company's U.S. subsidiaries.
The Company adopted the provisions of the final authoritative guidance on accounting for uncertainty in income taxes on January 1, 2007. At December 31, 2013, the Company had unrecognized tax benefits of $30.0 million. If recognized, the full amount of these unrecognized tax benefits would decrease the annual effective tax rate. The Company does not currently anticipate any significant change in unrealized tax benefits during 2014.
The following table presents a reconciliation of the Company’s unrecognized tax benefits:

(U.S. dollars in thousands)	2013	2012
Unrecognized tax benefits, beginning of the year	$—	$—
Increases for tax positions taken during the year	9,591	—
Increases for tax positions taken in prior years	20,409	—
Decreases for tax positions taken during the year	—	—
Decreases for tax positions taken in prior years	—	—
Settlement with taxing authorities	—	—
Lapse of statute of limitations	—	—
Unrecognized tax benefits, end of year	$30,000	$—
The Company’s policy is to recognize any interest and penalties accrued related to unrecognized tax benefits in the tax charge. At December 31, 2013 and 2012 the Company had accrued interest and penalties of $1.0 million and nil, respectively.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

23. Statutory Financial Data
The Company’s ability to pay dividends or return capital from shareholders’ equity is limited by applicable laws and regulations of the various jurisdictions in which the Company’s principal operating subsidiaries operate, certain additional required regulatory approvals and financial covenants contained in the Company’s letters of credit and revolving credit facilities. The payment of dividends to XL-Ireland and XL-Cayman, the Company’s holding companies, by the Company’s principal operating subsidiaries is regulated under the laws of various jurisdictions including Bermuda, the U.K., Ireland and Switzerland and certain insurance statutes of various states in the United States in which the principal operating subsidiaries are licensed to transact business and the other jurisdictions where the Company has regulated subsidiaries. Statutory capital and surplus for the principal operating subsidiaries of the Company for the years ended December 31, 2013 and 2012 are summarized below:

(U.S. dollars in thousands)	Bermuda (1)		U.S. (2)		U.K., Europe and Other
	2013	2012	2013	2012	2013	2012
Required statutory capital and surplus	$6,382,118	$6,497,192	$657,865	$649,166	$1,970,909	$1,679,309
Actual statutory capital and surplus (3)	$10,193,615	$10,328,816	$2,244,505	$2,237,834	$2,686,909	$2,483,484
____________

(1)
Required statutory capital and surplus at December 31, 2013 represents 100% Bermuda Solvency Capital Requirement (“BSCR”) level for the top Bermuda operating subsidiary, XL Insurance (Bermuda) Ltd, calculated on a consolidated basis (and therefore includes a BSCR requirement for all regions).

(2)	Required statutory capital and surplus represents 100% RBC level for principal U.S. operating subsidiaries.

(3)	Statutory assets in Bermuda include investments in other U.S. and international subsidiaries reported separately herein.
Statutory net income (loss) for the principal operating subsidiaries of the Company for the years ended December 31, 2013, 2012 and 2011 is summarized below:

(U.S. dollars in thousands)	2013	2012	2011
Bermuda	$1,257,791	$857,832	$614,313
U.S.	$124,310	$106,510	$23,350
U.K., Europe and Other	$(162,085)	$144,829	$107,255
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

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Under the Insurance Act 1978, amendments thereto and related regulations of Bermuda, Class 4 (re)insurers are prohibited from declaring or paying dividends of more than 25% of each of their prior year’s statutory capital and surplus unless they file with the BMA an affidavit stating that the dividend has not caused the Class 4 (re)insurer to fail to meet its relevant margins. At December 31, 2013 and 2012, the maximum dividend that our Bermuda Class 4 (re)insurers could pay, without a signed affidavit, having met minimum levels of statutory capital and surplus and liquidity requirements, was approximately $1.4 billion and $1.4 billion, respectively. No Class 4 (re)insurer may reduce its total statutory capital by 15% or more unless it has received the prior approval of the BMA, and it must also submit an affidavit stating that the proposed reduction will not cause it to fail to meet its minimum solvency margin or minimum liquidity ratio.
U.S. Operations
Unless permitted by the New York Superintendent of Insurance, the Company’s lead property and casualty subsidiary in the United States (“XLRA”) may not pay dividends to shareholders in an aggregate amount in any twelve month period that exceeds the lesser of 10 percent of XLRA’s statutory policyholders’ surplus or 100 percent of its “adjusted net investment income,” as defined. The New York State insurance law also provides that any distribution that is a dividend may only be paid out of statutory earned surplus. At December 31, 2013 and 2012, XLRA had statutory earned surplus of $180.5 million and $152.9 million, respectively. At December 31, 2013, XLRA’s statutory policyholders’ surplus was $2.2 billion, and accordingly, the maximum amount of dividends XLRA can declare and pay in 2014, without prior regulatory approval, is $180.5 million. At December 31, 2013 and 2012, none of the seven property and casualty subsidiaries of XLRA had a statutory earned deficit.
International Operations
The Company’s international principal operating subsidiaries prepare statutory financial statements based on local laws and regulations. Some jurisdictions impose enhanced regulatory requirements on insurance companies while other jurisdictions impose fewer requirements. In some countries, such subsidiaries must obtain licenses issued by governmental authorities to conduct local insurance business. These licenses may be subject to minimum reserves and minimum capital and solvency tests. Jurisdictions may impose fines, censure, and/or impose criminal sanctions for violation of regulatory requirements. The majority of the actual statutory capital outside of the U.S. and Bermuda is held in Ireland ($0.9 billion at December 31, 2013) and the U.K. ($1.2 billion at December 31, 2013). The Company’s Irish operating subsidiary, XL Re Europe SE, is required to seek prior approval from the Irish regulator to reduce its share capital or to pay dividends.
Other Restrictions
XL-Ireland and XL-Cayman have no operations of their own and their assets consist primarily of investments in subsidiaries. Accordingly, XL-Ireland’s and XL-Cayman’s future cash flows largely depend on the availability of dividends or other permissible payments from subsidiaries as noted above.
XL-Ireland is subject to certain legal constraints that affect its ability to pay dividends on or redeem or buyback its ordinary shares. While XL-Ireland’s articles of association authorize its board of directors to declare and pay dividends as justified from the profits, under Irish law, XL-Ireland may only pay dividends or buyback or redeem shares using distributable reserves. In addition, no dividend or distribution may be made unless the net assets of XL-Ireland are not less than the aggregate of its share capital plus undistributable reserves and the distribution does not reduce XL-Ireland’s net assets below such aggregate. As of December 31, 2013, XL-Ireland had $3.3 billion in distributable reserves.
In addition, XL-Cayman is subject to certain constraints that affect its ability to pay dividends on its preferred shares. Under Cayman Islands law, XL-Cayman may not declare or pay a dividend if there are reasonable grounds for believing that XL-Cayman is, or would after the payment be, unable to pay its liabilities as they become due in the ordinary course of business. Also, the terms of XL-Cayman’s preferred shares prohibit declaring or paying dividends on the ordinary shares unless full dividends have been declared and paid on the outstanding preferred shares. Full dividends have been declared and paid on the outstanding preferred shares at December 31, 2013.
At December 31, 2013, XL-Ireland and XL-Cayman held cash and investments, net of liabilities associated with cash sweeping arrangements, of $12.7 million and $1.6 billion, respectively, compared to $11.0 million and $1.4 billion, respectively, at December 31, 2012.
The ability to declare and pay dividends may also be restricted by financial covenants in the Company’s letters of credit and revolving credit facilities. The Company was in compliance with all covenants by significant margins at December 31, 2013, and the Company currently remains in compliance.

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

24. Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011:

(U.S. dollars in thousands, except per share amounts)	2013	2012	2011
Basic earnings per ordinary share and ordinary share equivalents outstanding:
Net income (loss) attributable to ordinary shareholders	$1,059,916	$651,128	$(474,760)
Weighted average ordinary shares outstanding	287,801	307,372	312,896
Basic earnings per ordinary share and ordinary share equivalents outstanding	$3.68	$2.12	$(1.52)

Diluted earnings per ordinary share and ordinary share equivalents outstanding:
Weighted average ordinary shares outstanding – basic	287,801	307,372	312,896
Impact of share based compensation and certain conversion features	4,268	2,910	—
Weighted average ordinary shares outstanding – diluted	292,069	310,282	312,896
Diluted earnings per ordinary share & ordinary share equivalents outstanding	$3.63	$2.10	$(1.52)
Dividends per ordinary share	$0.56	$0.44	$0.44
For the years ended December 31, 2013, 2012 and 2011, ordinary shares available for issuance under share-based compensation plans of 6.0 million, 8.7 million and 16.9 million, respectively, were not included in the calculation of diluted earnings per share because the assumed exercise or issuance of such shares would be anti-dilutive.
25. Related Party Transactions
At December 31, 2013 and 2012, the Company owned minority stakes in five and four, respectively, independent investment management companies (“Investment Manager Affiliates”) that are actively managing client capital and seeking growth opportunities. The Company seeks to develop relationships with specialty investment management organizations, generally acquiring an equity interest in the business. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates and through these funds and partnerships pays management and performance fees to the Company's Investment Manager Affiliates. See Note 6, "Investment in Affiliates,” included herein, for further information.
In the normal course of business, the Company enters into reinsurance contracts with certain of its other strategic affiliates, or their subsidiaries. During the years ended December 31, 2013, 2012 and 2011, these contracts resulted in reported net premiums written, net reported claims and reported acquisition costs as summarized below. Management believes that these transactions are conducted at market rates consistent with negotiated arms-length contracts.

(U.S. dollars in thousands)	2013	2012	2011
Reported net premiums written	$73,085	$61,146	$66,489
Net losses incurred	$29,042	$37,664	$34,720
Reported acquisition costs	$25,275	$24,014	$25,635

XL GROUP PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

26. Unaudited Quarterly Financial Data
The following is a summary of the unaudited quarterly financial data for 2013 and 2012:

(U.S. dollars in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Net premiums earned – P&C operations	$1,464,246	$1,488,497	$1,550,629	$1,510,727
Net premiums earned – Life operations	$65,445	$73,896	$74,683	$81,398
Underwriting profit (loss) – P&C operations	$180,588	$92,124	$76,900	$101,450
Net income (loss) attributable to ordinary shareholders	$350,790	$272,698	$135,648	$300,780
Net income (loss) per ordinary share and ordinary equivalent – basic	$1.19	$0.94	$0.48	$1.07
Net income (loss) per ordinary share and ordinary equivalent – diluted	$1.17	$0.93	$0.47	$1.05
2012
Net premiums earned – P&C operations	$1,357,897	$1,400,970	$1,468,554	$1,538,557
Net premiums earned – Life operations	$78,520	$85,623	$79,487	$80,829
Underwriting profit (loss) – P&C operations	$63,238	$129,372	$114,203	$(90,681)
Net income (loss) attributable to ordinary shareholders	$176,628	$221,154	$171,902	$81,444
Net income (loss) per ordinary share and ordinary equivalent – basic	$0.56	$0.71	$0.57	$0.27
Net income (loss) per ordinary share and ordinary equivalent – diluted	$0.56	$0.71	$0.56	$0.27

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no changes in accountants within the twenty-four months ending December 31, 2013.

ITEM 9A.	CONTROLS AND PROCEDURES
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 1992 Internal Control-Integrated Framework (the “Framework”). Based on its assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on the Framework criteria.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15, “Exhibits and Financial Statement Schedules.”
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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements, Financial Statement Schedules and Exhibits.

Page
Report of Independent Registered Public Accounting Firm	211
1. Financial Statements
Included in Part II, Item 8 of this report.
2. Financial Statement Schedules
Included in Part IV of this report:

3. Exhibits
In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

▪	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

▪	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

▪	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

▪	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.
Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit	Description
3.1	Memorandum and Articles of Association of XL Group plc, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K12B (No. 1-10804) filed on July 1, 2010.
3.2	Certification of Incorporation of XL Group plc, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K12B (No. 1-10804) filed on July 1, 2010.
3.3	Memorandum of Association of XLIT Ltd., incorporated by reference to Exhibit 4.19 of the Company’s Registration Statement on Form S-3 (No. 333-177869) filed on November 9, 2011.

3.4	Articles of Association of XLIT Ltd., incorporated by reference to Exhibit 4.20 of the Company’s Registration Statement on Form S-3 (No. 333-177869) filed on November 9, 2011.
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

4.8	Form of 6.25% Senior Note due 2027 (included in Exhibit 4.8 hereto), incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on May 7, 2007.
4.9	Form of XL Group plc Ordinary Share Certificate, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K12B (No. 1-10804) filed on July 1, 2010.
4.10
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

4.12	Form of XL Capital Ltd Global Series E Preference Share Certificate, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on March 15, 2007.
4.13
Form of XLIT Ltd. Global Series D Preference Ordinary Share Certificate, incorporated by reference to Exhibit 4.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (No. 1-10804).

4.14
Indenture, dated September 30, 2011, among XL Group plc, XL Group Ltd. (n/k/a XLIT Ltd.) and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 30, 2011 (No. 1-10804).

4.15
First Supplemental Indenture, dated September 30, 2011, to the Indenture dated September 30, 2011 among XL Group plc, XL Group Ltd. (n/k/a XLIT Ltd.) and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 30, 2011 (No. 1-10804).

4.16	Form of 5.75% Senior Note due 2021 (included in Exhibit 4.30 hereto), incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 30, 2011 (No. 1-10804).
4.17
Second Supplemental Indenture, dated November 21, 2013, to the Indenture dated September 30, 2011 among XL Group plc, XL Group Ltd. (n/k/a XLIT Ltd.) and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (No. 1-10804) filed on November 21, 2013.

4.18	Form of 2.30% Senior Note due 2018 (included in Exhibit 4.32 hereto), incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (No. 1-10804) filed on November 21, 2013.
4.19	Form of 5.25% Senior Note due 2043 (included in Exhibit 4.32 hereto), incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (No. 1-10804) filed on November 21, 2013.
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

10.5+
1991 Performance Incentive Program (as amended and restated effective May 6, 2011), incorporated by reference to Appendix A to the Company's Definities Proxy Statement on Schedule 14A (No. 1-10804) filed on March 7, 2011.

10.6*+	Amendment to the 1991 Performance Incentive Program (as amended and restated effective May 6, 2011).
10.7+
Amended and Restated Directors Stock & Option Plan, effective as of March 7, 2003, incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A (No. 1-10804) filed on April 4, 2003.

10.8+
Amended and Restated Directors Stock & Option Plan, effective as of January 1, 2009, incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A (No. 1-10804) filed on March 9, 2009.

10.9+
Amended and Restated Directors Stock & Option Plan, effective as of April 30, 2010, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2010.

10.10+
Amendment to the Amended and Restated Directors Stock & Option Plan, incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended June 30, 2013.

10.11+
Employment Agreement, dated as of September 29, 2006, between XL Capital Ltd and Sarah E. Street, incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2006 (No. 1-10804).

10.12+
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

10.14+
Form of Non-Statutory Stock Option Agreement (Incremental Vesting), incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).

10.15+	Form of Non-Statutory Stock Option Agreement, incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended March 31, 2013.
10.16+	Form of Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
10.17+	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
10.18+	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended March 31, 2013.
10.19+	Form of Non-Statutory Stock Option Agreement (Renewal Form), incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
10.20+
Form of Non-Statutory Stock Option Agreement (Non-Employee Director Renewal Form), incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).

10.21+	Form of Directors Restricted Stock Agreement, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
10.22+	Form of Performance Restricted Stock Agreement, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
10.23+	Form of Performance Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).

10.24+	Form of Performance Unit Agreement, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 (No. 1-10804).
10.25+	Form of Performance Unit Agreement, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 (No. 1-10804).
10.26+
Form of Performance Unit Agreement (U.S. Citizens Subject to IRC 457A), incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended March 31, 2013.

10.27+	Form of Performance Unit Agreement, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended March 31, 2013.
10.28+	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
10.29+	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 (No. 1-10804).
10.30+
Form of Restricted Stock Unit Agreement (for U.S. taxpayers based in Bermuda), incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 (No. 1-10804).

10.31+
Form of Restricted Stock Unit Agreement (U.S. Citizens Subject to IRC 457A), incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended March 31, 2013.

10.32+	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (No. 1-10804) for the period ended March 31, 2013.
10.33+	Form of Director Stock Option Agreement, incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (No. 1-10804).
10.34
Insurance Letters of Credit – Master Agreement between XL Mid Ocean Reinsurance Ltd and Citibank, N.A., dated May 19, 1993, incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Registration Statement on Form S-1 of Mid Ocean Limited (No. 333-63298) filed on June 25, 1993.

10.35
Second Amended and Restated Agreement for the Sale and Purchase of Winterthur International, dated as of February 15, 2001, between Winterthur Swiss Insurance Company and XL Insurance (Bermuda) Ltd (formerly XL Insurance Ltd), incorporated by reference to Exhibit 99(a) to the Company’s Current Report on Form 8-K (No. 1-10804) filed August 9, 2001.

10.36
Amendment Agreement, dated July 19, 2002, between Winterthur Swiss Insurance Company and XL Insurance (Bermuda) Ltd, incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (No. 1-10804).

10.37
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

10.38
Amendment Agreement, dated July 27, 2004, between Winterthur Swiss Insurance Company and XL Insurance (Bermuda) Ltd, relating to the Second Amended and Restated Agreement for the Sale and Purchase of Winterthur International, dated February 15, 2001, incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (No. 1-10804) filed on August 9, 2004.

10.39
Pledge Agreement, dated as of December 18, 2001, made by XL Investments Ltd, XL Re Ltd, XL Insurance (Bermuda) Ltd and XL Europe Ltd, as Grantors, in favor of Citibank, N.A., as Bank, incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (No. 1-10804).

10.40
Amendment No. 1, dated as of June 24, 2002, to the Pledge Agreement, dated December 18, 2001, made by XL Investments Ltd, XL Re Ltd, XL Insurance (Bermuda) Ltd, and XL Europe Ltd, as Grantors, in favor of Citibank, N.A., as Bank, incorporated by reference to Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 (No. 1-10804).

10.41	Replacement Capital Covenant, dated March 15, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-10804) filed on March 15, 2007.
10.42
Service Agreement Relative to Sureties, Letters of Guarantees and International Stand-By Letters of Credit, dated April 25, 2003, between Société Le Mans Re and Credit Lyonnais, incorporated by reference to Exhibit 10.62 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (No. 1-10804).

10.43
First Renewal, dated November 27, 2000, between Le Mans Re and BNP Paribas, to the Reinsurance Stand-By Letter of Credit Agreement, dated October 7, 1999, incorporated by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (No. 1-10804).

10.44
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

10.46+
Amendment to Employment Agreement, dated as of December 2008, between XL Capital Ltd and Michael S. McGavick (amended in response to Internal Revenue Code Section 457A), incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (No. 1-10804).

10.47+
Second Amendment to Employment Agreement, dated April 26, 2013, between XL Group plc and Michael S. McGavick, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 1-10804) filed on April 29, 2013.

10.48+
2008 Form of Employment Agreement between XL Capital Ltd and certain Executive Officers, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (No. 1-10804).

10.49+
2008 Form of Amendment to Employment Agreement between XL Capital Ltd and certain Executive Officers (amended in response to Internal Revenue Code Section 457A), incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (No. 1- 10804).

10.50+
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

10.52+
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

10.54+
Pledge Agreement, dated November 11, 2009, between XL Re Ltd and XL Insurance (Bermuda) Ltd, as Pledgors, and Citibank Europe plc, as Pledgee, incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (No. 1-10804).

10.55+
Amendment No. 1, dated November 23, 2009, to Pledge Agreement dated November 11, 2009 between XL Re Ltd and XL Insurance (Bermuda) Ltd, as Pledgors, and Citibank Europe plc, as Pledgee, incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (No. 1-10804).

10.56+
Amendment No. 2, dated December 23, 2009, to Pledge Agreement dated November 11, 2009 between XL Re Ltd and XL Insurance (Bermuda) Ltd, as Pledgors, and Citibank Europe plc, as Pledgee, incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (No. 1-10804).

10.57+
Form of Indemnification Agreement, dated July 1, 2010, by and between XL Capital Ltd and certain directors and executive officers of the Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K12B filed on July 1, 2010 (No. 1-10804).

10.58+	Deed Poll Indemnity, dated July 1, 2010, by XL Capital Ltd, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K12B filed on July 1, 2010 (No. 1-10804).
10.59+
Supplemental Deferred Compensation Plan, amended and restated effective as of January 1, 2007, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 (No. 1-10804).

10.60+
Aircraft Time Sharing Agreement, dated February 22, 2011, between Michael S. McGavick and X.L. America, Inc, incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10.61+	XL Services UK Limited Profit Sharing Scheme, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on May 11, 2011 (No. 333-174138).
10.62+
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

10.71
Credit Agreement, dated as of May 7, 2013, between XLIT Ltd., Citicorp USA, Inc., as Administrative Agent and Issuing Lender, and the Lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 1-10804) filed on May 7, 2013.

10.72
Credit Agreement First Amendment, dated as of May 13, 2013, to the Credit Agreement, dated as of May 7, 2013, between XLIT Ltd., Citicorp USA, Inc., as Administrative Agent and Issuing Lender, and the Lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 1-10804) filed on May 13, 2013.

10.73
Credit Agreement Second Amendment, dated as of May 15, 2013, to the Credit Agreement, dated as of May 7, 2013, between XLIT Ltd., Citicorp USA, Inc., as Administrative Agent and Issuing Lender, and the Lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 1-10804) filed on May 15, 2013.

10.74
Continuing Agreement for Standby Letters of Credit, dated as of May 7, 2013, between XLIT Ltd. and Citibank, N.A., incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (No. 1-10804) filed on May 7, 2013.

10.75
Letter Agreement, dated as of May 7, 2013, between XLIT Ltd. and Citicorp USA, Inc., incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (No. 1-10804) filed on May 7, 2013.

10.76
Fee Letter Amendment No. 1, dated as of May 13, 2013, to the Letter Agreement, dated as of May 7, 2013, between XLIT Ltd. and Citicorp USA, Inc., incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (No. 1-10804) filed on May 13, 2013.

10.77
Fee Letter Amendment No. 2, dated as of May 15, 2013, to the Letter Agreement, dated as of May 7, 2013, between XLIT Ltd. and Citicorp USA, Inc., incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (No. 1-10804) filed on May 15, 2013.

10.78
Credit Agreement, dated as of August 6, 2013, between XLIT Ltd., Citicorp USA, Inc., as Administrative Agent and Issuing Lender, and the Lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 1-10804) filed on August 6, 2013.

10.79
Credit Agreement First Amendment, dated as of September 12, 2013, to the Credit Agreement, dated as of August 6, 2013, between XLIT Ltd., Citicorp USA, Inc., as Administrative Agent and Issuing Lender, and the Lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 1-10804) filed on September 12, 2013.

10.80
Continuing Agreement for Standby Letters of Credit, dated as of August 6, 2013, between XLIT Ltd. and Citibank, N.A., incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (No. 1-10804) filed on August 6, 2013.

10.81
Letter Agreement, dated as of August 6, 2013, between XLIT Ltd. and Citicorp USA, Inc., incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (No. 1-10804) filed on August 6, 2013.

10.82
Fee Letter Amendment No. 1, dated as of September 12, 2013, to the Letter Agreement, dated as of August 6, 2013, between XLIT Ltd. and Citicorp USA, Inc., incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (No. 1-10804) filed on September 12, 2013.

10.83
Credit Agreement, dated as of November 4, 2013, between XLIT Ltd., Citicorp USA, Inc., as Administrative Agent and Issuing Lender, and the Lenders party thereto, incorporated by reference to Exhibit 10.1 the Company's Current Report on Form 8-K (No. 1-10804) filed on November 4, 2013.

10.84
Continuing Agreement for Standby Letters of Credit, dated as of November 4, 2013, between XLIT Ltd. and Citibank, N.A., incorporated by reference to Exhibit 10.2 the Company's Current Report on Form 8-K (No. 1-10804) filed on November 4, 2013.

10.85
Letter Agreement, dated as of November 4, 2013, between XLIT Ltd. and Citicorp USA, Inc., incorporated by reference to Exhibit 10.3 the Company's Current Report on Form 8-K (No. 1-10804) filed on November 4, 2013.

10.86
Secured Credit Agreement, dated as of November 22, 2013, between XL Group plc, XLIT Ltd., X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Re Ltd, XL Re Europe plc, XL Insurance Company plc, XL Insurance Switzerland Ltd and XL Life Ltd, as Account Parties, XL Group plc, XLIT Ltd., X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Re Ltd and XL Life Ltd, as Guarantors, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and The Bank of New York Mellon, as Collateral Agent, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 1-10804) filed on November 25, 2013.

10.87
Unsecured Credit Agreement, dated as of November 22, 2013, between XL Group plc, XLIT Ltd., X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Re Ltd, XL Re Europe plc, XL Insurance Company plc, XL Insurance Switzerland Ltd and XL Life Ltd, as Account Parties, XL Group plc, XLIT Ltd., X.L. America, Inc., XL Insurance (Bermuda) Ltd, XL Re Ltd and XL Life Ltd, as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (No. 1-10804) filed on November 25, 2013.

10.88
Pledge Agreement, dated as of November 22, 2013, between XL Group plc, XLIT Ltd., X.L. America, Inc., Insurance (Bermuda) Ltd, XL Re Ltd, XL Re Europe plc, XL Insurance Company plc, XL Insurance Switzerland Ltd and XL Life Ltd, as Pledgors, JPMorgan Chase Bank, N.A., as Administrative Agent, and The Bank of New York Mellon, as Collateral Agent, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (No. 1-10804) filed on November 25, 2013.

10.89*+	Form of Director Initial Stock Option Agreement.
12*	Statements regarding computation of ratios.
21*	List of subsidiaries of the Registrant.
23*	Consent of PricewaterhouseCoopers LLP.
24*	Powers of Attorney (included in signature page of this Annual Report on Form 10-K).
31*	Rule 13a-14(a)/15d-14(a) Certifications.
32*	Section 1350 Certifications.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.
+ Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of XL Group plc:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of XL Group plc and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
February 26, 2014

XL GROUP PLC
SCHEDULE I
CONSOLIDATED SUMMARY OF INVESTMENTS – OTHER THAN
INVESTMENTS IN RELATED PARTIES
AT DECEMBER 31, 2013 AND 2012

	2013			2012
(U.S. dollars in thousands)	Cost or Amortized Cost (1)	Fair Value	Amount Presented in the Balance Sheet	Cost or Amortized Cost (1)	Fair Value	Amount Presented in the Balance Sheet
Fixed Maturities – AFS:
U.S. Government and Government agency-Related/Supported	$2,484,193	$2,501,851	$2,501,851	$1,906,044	$2,034,617	$2,034,617
Corporate	10,802,332	11,125,830	11,125,830	9,837,962	10,482,000	10,482,000
RMBS – Agency	3,540,101	3,546,122	3,546,122	5,054,097	5,255,493	5,255,493
RMBS – Non-Agency	396,798	398,768	398,768	678,469	647,733	647,733
CMBS	1,223,313	1,246,795	1,246,795	1,010,794	1,077,251	1,077,251
CDO	754,414	717,313	717,313	784,999	709,816	709,816
Other asset-backed securities	1,210,384	1,242,104	1,242,104	1,426,483	1,470,711	1,470,711
U.S. States and political subdivisions of the States	1,821,499	1,845,812	1,845,812	1,767,669	1,911,017	1,911,017
Non-U.S. Sovereign Government, Supranational and Government-Related	4,878,840	4,875,541	4,875,541	4,078,289	4,258,282	4,258,282
Total Fixed maturities – AFS	$27,111,874	$27,500,136	$27,500,136	$26,544,806	$27,846,920	$27,846,920
Equity securities	903,201	1,040,237	1,040,237	617,486	649,359	649,359
Short-term investments	455,470	456,288	456,288	322,563	322,703	322,703
Fixed maturities – HTM	2,858,695	3,131,235	2,858,695	2,814,447	3,262,804	2,814,447
Other investments	949,310	1,167,382	1,164,630	1,039,731	1,201,570	1,219,879
Total investments other than investments in related parties	$32,278,550	$33,295,278	$33,019,986	$31,339,033	$33,283,356	$32,853,308
____________

(1)	Investments in fixed maturities, short-term investments and held to maturity are shown at amortized cost.

XL GROUP PLC
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS – PARENT COMPANY ONLY
AT DECEMBER 31, 2013 AND 2012

(U.S. dollars in thousands)	2013	2012
ASSETS
Cash and cash equivalents	$12,709	$10,961
Investments in subsidiaries on an equity basis	10,187,614	10,601,653
Other assets	3,014	3,241
Total assets	$10,203,337	$10,615,855
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Amounts due to subsidiaries	$190,601	$86,012
Accounts payable and accrued liabilities	15,103	19,766
Total liabilities	$205,704	$105,778
Commitments and Contingencies
Shareholders’ Equity:
Ordinary shares, 999,990,000 authorized, par value $0.01; issued and outstanding: (2013: 278,253,308; 2012: 298,681,573)	$2,783	$2,987
Additional paid in capital	7,994,100	8,584,752
Accumulated other comprehensive income	736,657	1,520,020
Retained earnings (deficit)	1,264,093	402,318
Total shareholders’ equity	$9,997,633	$10,510,077
Total liabilities and shareholders’ equity	$10,203,337	$10,615,855
See accompanying Notes to Condensed Financial Information of Registrant

XL GROUP PLC
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENT OF INCOME AND COMPREHENSIVE INCOME – PARENT COMPANY ONLY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(U.S. dollars in thousands)	2013	2012	2011
Net investment income	$24	$5	$2
Total revenues	$24	$5	$2
Operating expenses	$11,699	$10,971	$74,422
Foreign exchange (gains) losses	243	165	(275)
Interest expense	2	15	3
Total expenses	$11,944	$11,151	$74,150
Income (loss) before income tax	$(11,920)	$(11,146)	$(74,148)
Equity in net earnings (losses) of subsidiaries (dividends were: 2013: $617,719; 2012: nil; 2011: $183,029)	1,071,836	662,274	(400,612)
Provision for income tax	—	—	—
Net income (loss) attributable to ordinary shareholders	$1,059,916	$651,128	$(474,760)
Net income (loss)	$1,059,916	$651,128	$(474,760)
Change in unrealized gains (losses) on investments, affiliates and other investments, net of tax	(772,287)	887,377	471,696
Change in OTTI losses recognized in other comprehensive income, net of tax	32,181	67,280	39,456
Change in underfunded pension liability	11,162	(9,985)	(2,622)
Change in value of cash flow hedge	439	439	440
Foreign currency translation adjustments	(54,858)	(8,156)	(26,700)
Comprehensive income (loss)	$276,553	$1,588,083	$7,510
See accompanying Notes to Condensed Financial Information of Registrant

XL GROUP PLC
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENT OF CASH FLOWS – PARENT COMPANY ONLY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(U.S. dollars in thousands)	2013	2012	2011
Net income (loss)	$1,059,916	$651,128	$(474,760)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) loss of subsidiaries	(1,071,836)	(662,274)	400,612
Share based compensation	46,489	47,472	41,225
Amounts due to (from) subsidiaries	104,590	166,853	(205,893)
Dividends received from subsidiaries	617,719	—	183,029
Other	(16,570)	(3,296)	10,956
Total adjustments	$(319,608)	$(451,245)	$429,929
Net cash provided by (used in) operating activities	$740,308	$199,883	$(44,831)
Cash flows provided by (used in) investing activities:
Returns of capital from subsidiaries	$84,589	$341,750	$272,398
Net cash provided by (used in) investing activities	$84,589	$341,750	$272,398
Cash flows provided by (used in) financing activities:
Proceeds from issuance of ordinary shares and exercise of stock options	$12,623	$5,413	$576,333
Dividends paid	(160,155)	(134,799)	(138,050)
Buybacks of ordinary shares	(675,617)	(402,930)	(667,022)
Net cash provided by (used in) financing activities	$(823,149)	$(532,316)	$(228,739)
Net change in cash and cash equivalents	1,748	9,317	(1,172)
Cash and cash equivalents – beginning of period	10,961	1,644	2,816
Cash and cash equivalents – end of period	$12,709	$10,961	$1,644
See accompanying Notes to Condensed Financial Information of Registrant

XL GROUP PLC
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO THE FINANCIAL STATEMENTS - PARENT COMPANY ONLY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

1. Presentation
The condensed financial information of XL Group plc reflect its directly wholly-owned subsidiaries using the equity method of accounting. To facilitate period-to-period comparisons, certain reclassifications have been made to prior year condensed financial statement amounts to conform to the current year presentation. There has been no effect on net income from this change in presentation.
2. Dividends and Returns of Capital
For the indicated years ended December 31, XL Group plc received dividends and/or returns of capital from XLIT Ltd. a wholly-owned subsidiary.

(U.S. dollars in million)	2013	2012	2011
Dividends and returns of capital	$702	$342	$455
3. Commitments and Guarantees
See Item 8, Note 17, “Commitments and Contingencies” to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

XL GROUP PLC
SCHEDULE IV
REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(U.S. dollars in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2013
Life reinsurance in force (1)	$—	$378,391	$77,917,632	$77,539,241	100.5%
Premiums Earned:
Property and casualty operations	$4,966,207	$1,315,369	$2,363,261	$6,014,099	39.3%
Life operations	—	28,920	324,342	295,422	109.8%
Total premiums earned	$4,966,207	$1,344,289	$2,687,603	$6,309,521	42.6%
2012
Life reinsurance in force (1)	$—	$443,798	$82,099,647	$81,655,849	100.5%
Premiums Earned:
Property and casualty operations	$4,604,323	$1,231,835	$2,393,490	$5,765,978	41.5%
Life operations	—	31,322	355,781	324,459	109.7%
Total premiums earned	$4,604,323	$1,263,157	$2,749,271	$6,090,437	45.1%
2011
Life reinsurance in force (1)	$—	$559,676	$88,646,215	$88,086,539	100.6%
Premiums Earned:
Property and casualty operations	$4,624,557	$1,477,000	$2,179,555	$5,327,112	40.9%
Life operations	—	32,308	395,326	363,018	108.9%
Total premiums earned	$4,624,557	$1,509,308	$2,574,881	$5,690,130	45.3%
____________

(1)	Represents the sum face value outstanding of the in force life reinsurance policies.

XL GROUP PLC
SCHEDULE VI
SUPPLEMENTARY INFORMATION
CONCERNING PROPERTY/CASUALTY (RE)INSURANCE OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(U.S. dollars in thousands)	Deferred Acquisition Costs	Reserves for Losses and Loss Expenses	Reserves for Unearned Premiums	Net Earned Premiums	Net Investment Income	Losses and Loss Expenses incurred related to		Net Paid Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Net Premiums Written
						Current Year	Prior Year
2013	$537,473	$20,481,065	$3,846,568	$6,014,099	$671,071	$4,021,353	$(289,889)	$3,828,139	$882,658	$5,903,982
2012	$536,664	$20,484,121	$3,755,117	$5,765,978	$712,905	$4,081,376	$(315,894)	$3,783,242	$872,399	$5,957,019
2011	$531,282	$20,613,901	$3,555,260	$5,327,112	$819,708	$4,363,258	$(284,867)	$3,846,202	$786,093	$5,433,388

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 26, 2014
XL Group plc
(Registrant)
/s/ MICHAEL S. MCGAVICK
Name: Michael S. McGavick
Title: Chief Executive Officer and Director
XL Group plc

Date:	February 26, 2014
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

Signatures	Title	Date

/s/ MICHAEL S. MCGAVICK	Chief Executive Officer (Principal Executive Officer) and Director	February 26, 2014
Michael S. McGavick
/s/ PETER R. PORRINO	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2014
Peter R. Porrino
/s/ RAMANI AYER	Director	February 26, 2014
Ramani Ayer
/s/ DALE R. COMEY	Director	February 26, 2014
Dale R. Comey
/s/ ROBERT R. GLAUBER	Director and Chairman of the Board of Directors	February 26, 2014
Robert R. Glauber
/s/ HERBERT N. HAAG	Director	February 26, 2014
Herbert N. Haag
/s/ SUZANNE B. LABARGE	Director	February 26, 2014
Suzanne B. Labarge
/s/ JOSEPH MAURIELLO	Director	February 26, 2014
Joseph Mauriello
/s/ EUGENE M. MCQUADE	Director	February 26, 2014
Eugene M. McQuade
/s/ CLAYTON S. ROSE	Director	February 26, 2014
Clayton S. Rose
/s/ SIR JOHN VEREKER	Director	February 26, 2014
Sir John Vereker