Form 10-Q
period 2014-03-31
XL GROUP PLC
filed 2014-05-06
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
As of May 2, 2014, there were 271,499,156 outstanding Ordinary Shares, $0.01 par value per share, of the registrant.

XL GROUP PLC

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
XL GROUP PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)	March 31, 2014	December 31, 2013
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost: 2014, $26,485,164; 2013, $27,111,874)	$27,139,824	$27,500,136
Equity securities, at fair value (cost: 2014, $907,952; 2013, $903,201)	1,055,393	1,040,237
Short-term investments, at fair value (amortized cost: 2014, $382,509; 2013, $455,470)	382,113	456,288
Total investments available for sale	$28,577,330	$28,996,661
Fixed maturities, held to maturity at amortized cost (fair value: 2014, $3,209,175; 2013, $3,131,235)	2,854,487	2,858,695
Investments in affiliates	1,401,731	1,370,943
Other investments	1,218,223	1,164,630
Total investments	$34,051,771	$34,390,929
Cash and cash equivalents	2,476,047	1,800,832
Accrued investment income	322,596	346,809
Deferred acquisition costs	728,830	670,659
Ceded unearned premiums	900,193	788,871
Premiums receivable	3,209,214	2,612,602
Reinsurance balances receivable	179,615	118,885
Unpaid losses and loss expenses recoverable	3,412,195	3,435,230
Receivable from investments sold	119,980	144,765
Goodwill and other intangible assets	455,700	411,611
Deferred tax asset	215,286	237,884
Other assets	687,460	693,810
Total assets	$46,758,887	$45,652,887

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$20,425,217	$20,481,065
Deposit liabilities	1,497,599	1,509,243
Future policy benefit reserves	4,811,357	4,803,816
Unearned premiums	4,473,478	3,846,526
Notes payable and debt	2,262,824	2,263,203
Reinsurance balances payable	573,673	302,399
Payable for investments purchased	138,457	60,162
Deferred tax liability	93,718	86,330
Other liabilities	878,590	950,845
Total liabilities	$35,154,913	$34,303,589
Commitments and Contingencies
Shareholders’ Equity:
Ordinary shares, 999,990,000 authorized, par value $0.01; issued and outstanding (2014, 273,554,157; 2013, 278,253,308)	$2,736	$2,783
Additional paid in capital	7,828,668	7,994,100
Accumulated other comprehensive income	946,661	736,657
Retained earnings	1,466,897	1,264,093
Shareholders’ equity attributable to XL Group plc	$10,244,962	$9,997,633
Non-controlling interest in equity of consolidated subsidiaries	1,359,012	1,351,665
Total shareholders’ equity	$11,603,974	$11,349,298
Total liabilities and shareholders’ equity	$46,758,887	$45,652,887
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
(U.S. dollars in thousands, except per share data)	2014	2013
Revenues:
Net premiums earned	$1,488,839	$1,529,691
Net investment income	233,189	246,468
Realized investment gains (losses):
Net realized gains (losses) on investments sold	22,956	41,147
Other-than-temporary impairments on investments	(2,276)	(3,727)
Other-than-temporary impairments on investments transferred to (from) other comprehensive income	(1,451)	(911)
Total net realized gains (losses) on investments	$19,229	$36,509
Net realized and unrealized gains (losses) on derivative instruments	1,810	7,885
Income (loss) from investment fund affiliates	33,303	32,221
Fee income and other	11,454	9,632
Total revenues	$1,787,824	$1,862,406
Expenses:
Net losses and loss expenses incurred	$831,505	$843,084
Claims and policy benefits	113,587	110,953
Acquisition costs	199,414	220,259
Operating expenses	310,424	283,832
Exchange (gains) losses	10,441	(33,435)
Interest expense	42,941	38,700
Total expenses	$1,508,312	$1,463,393
Income (loss) before income tax and income (loss) from operating affiliates	$279,512	$399,013
Income (loss) from operating affiliates	46,285	30,998
Provision (benefit) for income tax	34,321	43,479
Net income (loss)	$291,476	$386,532
Non-controlling interests	35,759	35,742
Net income (loss) attributable to ordinary shareholders	$255,717	$350,790
Weighted average ordinary shares and ordinary share equivalents outstanding, in thousands – basic	276,337	295,000
Weighted average ordinary shares and ordinary share equivalents outstanding, in thousands – diluted	280,458	299,469
Earnings (loss) per ordinary share and ordinary share equivalent – basic	$0.93	$1.19
Earnings (loss) per ordinary share and ordinary share equivalent – diluted	$0.91	$1.17
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2014	2013
Net income (loss) attributable to ordinary shareholders	$255,717	$350,790
Change in net unrealized gains (losses) on investments, net of tax	207,387	(112,222)
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	3,123	(4,434)
Change in OTTI losses recognized in other comprehensive income, net of tax	3,296	5,182
Change in underfunded pension liability, net of tax	(32)	385
Change in value of cash flow hedge	110	110
Foreign currency translation adjustments, net of tax	(3,880)	(3,919)
Comprehensive income (loss)	$465,721	$235,892
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2014	2013
Ordinary Shares:
Balance - beginning of year	$2,783	$2,987
Issuance of ordinary shares	10	8
Buybacks of ordinary shares	(58)	(80)
Exercise of stock options	1	3
Balance - end of period	$2,736	$2,918
Additional Paid in Capital:
Balance - beginning of year	$7,994,100	$8,584,752
Issuance of ordinary shares	7	7
Buybacks of ordinary shares	(168,144)	(220,572)
Exercise of stock options	1,309	4,313
Share-based compensation expense	1,396	3,026
Balance - end of period	$7,828,668	$8,371,526
Accumulated Other Comprehensive Income (Loss):
Balance - beginning of year	$736,657	$1,520,020
Change in net unrealized gains (losses) on investments, net of tax	207,387	(112,222)
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	3,123	(4,434)
Change in OTTI losses recognized in other comprehensive income, net of tax	3,296	5,182
Change in underfunded pension liability, net of tax	(32)	385
Change in value of cash flow hedge	110	110
Foreign currency translation adjustments, net of tax	(3,880)	(3,919)
Balance - end of period	$946,661	$1,405,122
Retained Earnings (Deficit):
Balance - beginning of year	$1,264,093	$402,318
Net income (loss) attributable to ordinary shareholders	255,717	350,790
Dividends on ordinary shares	(44,620)	(41,553)
Buybacks of ordinary shares	(8,293)	(3,767)
Balance - end of period	$1,466,897	$707,788
Non-controlling Interest in Equity of Consolidated Subsidiaries:
Balance - beginning of year	$1,351,665	$1,346,325
Non-controlling interests - contribution	7,001	—
Non-controlling interests - distribution	—	(37)
Non-controlling interests	346	82
Non-controlling interest share in change in accumulated other comprehensive income (loss)	—	(29)
Non-controlling interests - deconsolidation	—	(1,841)
Balance - end of period	$1,359,012	$1,344,500
Total Shareholders’ Equity	$11,603,974	$11,831,854
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2014	2013
Cash flows provided by (used in) operating activities:
Net income (loss)	$291,476	$386,532
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on investments	(19,229)	(36,509)
Net realized and unrealized (gains) losses on derivative instruments	(1,810)	(7,885)
Amortization of premiums (discounts) on fixed maturities	39,488	37,783
(Income) loss from investment and operating affiliates	(31,999)	(63,219)
Share-based compensation	15,974	15,086
Depreciation	14,961	13,109
Accretion of deposit liabilities	10,477	12,564
Changes in:
Unpaid losses and loss expenses	(72,058)	(117,861)
Future policy benefit reserves	(49,780)	(48,114)
Unearned premiums	621,009	636,875
Premiums receivable	(594,243)	(629,528)
Unpaid losses and loss expenses recoverable	28,747	2,973
Ceded unearned premiums	(110,310)	(65,191)
Reinsurance balances receivable	(60,224)	(41,234)
Deferred acquisition costs	(56,937)	(70,547)
Reinsurance balances payable	269,717	129,253
Deferred tax asset - net	(598)	(17,565)
Derivatives	(12,277)	52,675
Other assets	(25,731)	(24,197)
Other liabilities	(77,037)	(23,052)
Other	20,452	3,696
Total adjustments	$(91,408)	$(240,888)
Net cash provided by (used in) operating activities	$200,068	$145,644
Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$1,106,926	$1,198,391
Proceeds from redemption of fixed maturities and short-term investments	1,056,358	1,174,101
Proceeds from sale of equity securities	76,382	37,446
Purchases of fixed maturities and short-term investments	(1,411,447)	(2,262,022)
Purchases of equity securities	(80,833)	(209,793)
Proceeds from sale of affiliates	145,174	45,979
Purchases of affiliates	(86,205)	(108,366)
Other, net	(106,075)	121,771
Net cash provided by (used in) investing activities	$700,280	$(2,493)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of ordinary shares and exercise of stock options	$1,310	$3,248
Buybacks of ordinary shares	(176,496)	(224,420)
Dividends paid on ordinary shares	(43,847)	(805)
Distributions to non-controlling interests	(3,008)	(3,257)
Contributions from non-controlling interests	7,001	—
Deposit liabilities	(17,270)	(38,704)
Net cash provided by (used in) financing activities	$(232,310)	$(263,938)
Effects of exchange rate changes on foreign currency cash	7,177	(24,304)
Increase (decrease) in cash and cash equivalents	$675,215	$(145,091)
Cash and cash equivalents - beginning of period	1,800,832	2,618,378
Cash and cash equivalents - end of period	$2,476,047	$2,473,287
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Preparation and Consolidation
Unless the context otherwise indicates, references herein to the “Company” include XL Group plc, an Irish public limited company ("XL-Ireland"), and its consolidated subsidiaries.
These unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but do not include all disclosures required by GAAP. In the opinion of management, these unaudited financial statements reflect all adjustments considered necessary for a fair statement of financial position and results of operations at the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All inter-company accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates. For further information, see Item 8, Note 2(a), “Significant Accounting Policies – Basis of Preparation and Consolidation,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
To facilitate period-to-period comparisons, certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current period presentation.
2. Significant Accounting Policies
Recent Accounting Pronouncements
In July 2013, the FASB issued an accounting standards update concerning the presentation of unrecognized tax benefits. The objective of the guidance is to improve the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance seeks to reduce the diversity in practice by providing guidance on the presentation of unrecognized tax benefits to better reflect the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The guidance was effective for annual and interim reporting periods beginning after December 15, 2013, with both early adoption and retrospective application permitted. This guidance did not have a significant impact on the Company's financial condition, results of operations or cash flows.
In April 2014, the FASB issued an accounting standards update intended to improve financial reporting by tightening the key criteria evaluating whether disposal transactions meet the definition of discontinued operations. Under the standard, only those disposals - either by sale or otherwise - of components of an entity that have, or will have, a major effect on an entity’s operations and financial results would qualify for reporting as discontinued operations. Disposals that are considered to be routine in nature can no longer be reported as discontinued operations. However, the standard does relax one aspect of the current criteria - a disposal may now qualify for discontinued operations reporting even if the disposed component's operations and cash flows are not eliminated from on-going operations of the disposing entity, or if post-disposal, the disposing entity still has significant continuing involvement in the component’s operations. The standard also establishes both additional disclosure requirements and expanded disclosures regarding on-going involvement an entity may have with a discontinued operation after its disposal. The guidance is effective prospectively for all public company disposals (or component reclassifications to held-for-sale) that occur within annual periods beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals (or component reclassifications to held-for-sale) that have not been reported in financial statements issued or available for issuance prior to the effective date. The Company is currently evaluating the impact of this guidance.

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
For further information, see Item 8, Note 2(b), “Significant Accounting Policies - Fair Value Measurements,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(a) Fair Value Summary
The following tables set forth the Company’s assets and liabilities that were accounted for at fair value at March 31, 2014 and December 31, 2013 by level within the fair value hierarchy:

March 31, 2014 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at March 31, 2014
Assets
U.S. Government and Government - Related/Supported	$—	$2,319,052	$—	$—	$2,319,052
Corporate (1)	—	11,104,123	4,382	—	11,108,505
Residential mortgage-backed securities – Agency (“RMBS - Agency”)	—	3,213,555	8,928	—	3,222,483
Residential mortgage-backed securities – Non-Agency (“RMBS - Non-Agency”)	—	401,382	11	—	401,393
Commercial mortgage-backed securities (“CMBS”)	—	1,192,386	5,926	—	1,198,312
Collateralized debt obligations (“CDO”)	—	6,233	718,827	—	725,060
Other asset-backed securities (2)	—	1,185,639	10,673	—	1,196,312
U.S. States and political subdivisions of the States	—	1,902,451	—	—	1,902,451
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	5,066,256	—	—	5,066,256
Total fixed maturities, at fair value	$—	$26,391,077	$748,747	$—	$27,139,824
Equity securities, at fair value (3)	549,454	505,939	—	—	1,055,393
Short-term investments, at fair value (1)(4)	—	382,113	—	—	382,113
Total investments available for sale	$549,454	$27,279,129	$748,747	$—	$28,577,330
Cash equivalents (5)	1,270,563	485,486	—	—	1,756,049
Other investments (6)	—	813,757	116,418	—	930,175
Other assets (7)	—	8,858	—	—	8,858
Total assets accounted for at fair value	$1,820,017	$28,587,230	$865,165	$—	$31,272,412
Liabilities
Financial instruments sold, but not yet purchased (8)	$—	$30,896	$—	$—	$30,896
Other liabilities (7)	—	28,871	32,496	—	61,367
Total liabilities accounted for at fair value	$—	$59,767	$32,496	$—	$92,263

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at December 31, 2013
Assets
U.S. Government and Government - Related/Supported	$—	$2,501,851	$—	$—	$2,501,851
Corporate (1)	—	11,094,257	31,573	—	11,125,830
RMBS – Agency	—	3,535,649	10,473	—	3,546,122
RMBS – Non-Agency	—	398,759	9	—	398,768
CMBS	—	1,234,262	12,533	—	1,246,795
CDO	—	7,060	710,253	—	717,313
Other asset-backed securities (2)	—	1,230,227	11,877	—	1,242,104
U.S. States and political subdivisions of the States	—	1,845,812	—	—	1,845,812
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	4,875,541	—	—	4,875,541
Total fixed maturities, at fair value	$—	$26,723,418	$776,718	$—	$27,500,136
Equity securities, at fair value (3)	540,331	499,906	—	—	1,040,237
Short-term investments, at fair value (1)(4)	—	454,273	2,015	—	456,288
Total investments available for sale	$540,331	$27,677,597	$778,733	$—	$28,996,661
Cash equivalents (5)	834,514	226,636	—	—	1,061,150
Other investments (6)	—	757,110	113,472	—	870,582
Other assets (7)	—	27,487	—	(1,342)	26,145
Total assets accounted for at fair value	$1,374,845	$28,688,830	$892,205	$(1,342)	$30,954,538
Liabilities
Financial instruments sold, but not yet purchased (8)	$—	$28,861	$—	$—	$28,861
Other liabilities (7)	—	76,375	29,110	(1,342)	104,143
Total liabilities accounted for at fair value	$—	$105,236	$29,110	$(1,342)	$133,004
____________

(1)
Included within Corporate are certain medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes had a fair value of $154.7 million and $154.6 million and an amortized cost of $146.2 million and $147.7 million at March 31, 2014 and December 31, 2013, respectively. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(2)
The Company invests in covered bonds (“Covered Bonds”). Covered Bonds are senior secured debt instruments issued by financial institutions and backed by over-collateralized pools of public sector or mortgage loans. At March 31, 2014 and December 31, 2013, Covered Bonds with a fair value of $537.5 million and $553.1 million, respectively, are included within Other asset-backed securities.

(3)	Included within Equity securities are investments in fixed income funds with a fair value of $89.1 million and $87.4 million at March 31, 2014 and December 31, 2013, respectively.

(4)	Short-term investments consist primarily of Corporate securities and U.S. and Non-U.S. Government and Government-Related/ Supported securities.

(5)
Cash equivalents balances subject to fair value measurement include certificates of deposit and money market funds. Operating cash balances are not subject to recurring fair value measurement guidance.

(6)
The Other investments balance excludes certain structured transactions including certain investments in project finance transactions, a payment obligation and liquidity financing provided to a structured credit vehicle as a part of a third party medium term note facility. These investments, which totaled $288.0 million at March 31, 2014 and $294.0 million at December 31, 2013, are carried at amortized cost. For further information, see Item 8, Note 7, “Other Investments,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(b) Level 3 Assets and Liabilities
The tables below present additional information about assets and liabilities measured at fair value on a recurring basis and for which Level 3 inputs were utilized to determine fair value. The tables present a reconciliation of the beginning and ending balances for the three months ended March 31, 2014 and 2013 for all financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3) at March 31, 2014 and 2013, respectively. The tables do not include gains or losses that were reported in Level 3 in prior periods for assets that were transferred out of Level 3 prior to March 31, 2014 and 2013. Gains and losses for assets and liabilities classified within Level 3 in the table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, it should be noted that the following tables do not take into consideration the effect of offsetting Level 1 and 2 financial instruments entered into by the Company that are either economically hedged by certain exposures to the Level 3 positions or that hedge the exposures in Level 3 positions.
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
There were no significant transfers between Level 1 and Level 2 during the three months ended March 31, 2014 and 2013.

	Level 3 Assets and Liabilities -Three Months Ended March 31, 2014
(U.S. dollars in thousands)	Corporate	RMBS - Agency	RMBS - Non Agency	CMBS	CDO
Balance, beginning of period	$31,573	$10,473	$9	$12,533	$710,253
Realized gains (losses)	120	(1)	—	2	1,581
Movement in unrealized gains (losses)	(2)	1	2	(3)	3,681
Purchases and issuances	1,434	—	—	—	27,814
Sales	—	—	—	—	(9,931)
Settlements	(5,114)	(573)	—	(6,606)	(14,571)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(23,629)	(972)	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$4,382	$8,928	$11	$5,926	$718,827
Movement in total gains (losses) above relating to instruments still held at the reporting date	$148	$—	$2	$—	$4,969

	Level 3 Assets and Liabilities -Three Months Ended March 31, 2014
(U.S. dollars in thousands)	Other asset- backed securities	Non-US Sovereign Government, Provincial, Supranational and Government Related/Supported	Short-term investments	Other investments	Derivative Contracts - Net
Balance, beginning of period	$11,877	$—	$2,015	$113,472	$(29,110)
Realized gains (losses)	(15)	—	—	3,566	—
Movement in unrealized gains (losses)	62	—	(15)	1,494	(3,386)
Purchases and issuances	—	—	—	11,089	—
Sales	—	—	—	—	—
Settlements	(1,251)	—	(2,000)	(13,203)	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$10,673	$—	$—	$116,418	$(32,496)
Movement in total gains (losses) above relating to instruments still held at the reporting date	$46	$—	$—	$5,061	$(3,386)

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Level 3 Assets and Liabilities -Three Months Ended March 31, 2013
(U.S. dollars in thousands)	Corporate	RMBS - Agency	RMBS - Non Agency	CMBS	CDO
Balance, beginning of period	$30,098	$32,005	$116	$25,347	$701,736
Realized gains (losses)	(2)	13	—	—	356
Movement in unrealized gains (losses)	204	(18)	—	1	21,255
Purchases and issuances	10,621	—	—	—	—
Sales	—	(535)	—	—	—
Settlements	(106)	(893)	(13)	(336)	(20,443)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	(11,465)	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$40,815	$19,107	$103	$25,012	$702,904
Movement in total gains (losses) above relating to instruments still held at the reporting date	$202	$(5)	$—	$1	$20,892

	Level 3 Assets and Liabilities -Three Months Ended March 31, 2013
(U.S. dollars in thousands)	Other asset- backed securities	Non-US Sovereign Government, Provincial, Supranational and Government Related/Supported	Short-term investments	Other investments	Derivative Contracts - Net
Balance, beginning of period	$18,128	$—	$—	$115,272	$(36,247)
Realized gains (losses)	51	—	—	2,915	—
Movement in unrealized gains (losses)	1,475	—	—	(1,902)	3,697
Purchases and issuances	21,686	—	2,017	1,905	—
Sales	—	—	—	—	—
Settlements	(5,453)	—	—	(4,868)	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$35,887	$—	$2,017	$113,322	$(32,550)
Movement in total gains (losses) above relating to instruments still held at the reporting date	$7	$—	$—	$1,013	$3,697

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
The remainder of the Level 3 assets relate primarily to private investment funds and certain derivative positions as described below.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(d) Other investments
Included within the Other investments component of the Company’s Level 3 valuations are private investments and alternative fund investments where the Company is not deemed to have significant influence over the investee. The fair value of these investments is based upon net asset values received from the investment manager or general partner of the respective entity. The nature of the underlying investments held by the investee that form the basis of the net asset value include assets such as private business ventures and are such that significant Level 3 inputs are utilized in the determination of the individual underlying holding values and, accordingly, the fair value of the Company’s investment in each entity is classified within Level 3. The Company has not adjusted the net asset values received; however, management incorporates factors such as the most recent financial information received, annual audited financial statements and the values at which capital transactions with the investee take place when applying judgment regarding whether any adjustments should be made to the net asset value in recording the fair value of each position. Investments in alternative funds included in Other investments utilize strategies including arbitrage, directional, event driven and multi-style. These funds potentially have lockup and gate provisions which may limit redemption liquidity. For further details regarding the nature of Other investments and related features see Item 8, Note 7, “Other Investments,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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
(f) Financial Instruments Not Carried at Fair Value
Authoritative guidance over disclosures about the fair value of financial instruments requires additional disclosure of fair value information for financial instruments not carried at fair value in both interim and annual reporting periods. Certain financial instruments, particularly insurance contracts, are excluded from these fair value disclosure requirements. The carrying values of cash and cash equivalents, accrued investment income, net receivable from investments sold, other assets, net payable for investments purchased, other liabilities and other financial instruments not included below approximated their fair values. The following table includes financial instruments for which the carrying value differs from the estimated fair values at March 31, 2014 and December 31, 2013. All of these fair values estimates are considered Level 2 fair value measurements. The fair values for fixed maturities held to maturity are provided by third party pricing vendors and significant valuation inputs for all other items included were based upon market data obtained from sources independent of the Company, and are subject to the same control environment previously described.

	March 31, 2014		December 31, 2013
(U.S. dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed maturities, held to maturity	$2,854,487	$3,209,175	$2,858,695	$3,131,235
Other investments - structured transactions	288,047	306,989	294,048	296,799
Financial Assets	$3,142,534	$3,516,164	$3,152,743	$3,428,034
Deposit liabilities	$1,497,599	$1,739,163	$1,509,243	$1,718,394
Notes payable and debt	2,262,824	2,483,414	2,263,203	2,429,412
Financial Liabilities	$3,760,423	$4,222,577	$3,772,446	$4,147,806
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
Deposit liabilities include obligations under structured insurance and reinsurance transactions. For purposes of fair value disclosures, the Company determined the estimated fair value of the deposit liabilities by assuming a discount rate equal to the appropriate U.S. Treasury rate plus 54.8 basis points and 56.7 basis points at March 31, 2014 and December 31, 2013, respectively. The discount rate incorporates the Company’s own credit risk into the determination of estimated fair value.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
The Company evaluates the performance of both the Insurance and Reinsurance segments based on underwriting profit while the Life operations segment's performance is based on contribution to net income. Other items of revenue and expenditure of the Company are not evaluated at the segment level. In addition, the Company does not allocate to the individual segments investment assets used to support its Property and Casualty (“P&C”) operations, except as noted below. Investment assets related to the Company’s Life operations and certain structured products included in the Insurance and Reinsurance segments are held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from the applicable segment. The following tables summarize the segment results for the three months ended March 31, 2014 and 2013:

Three Months Ended March 31, 2014 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Life Operations	Total
Gross premiums written	$1,570,926	$857,713	$2,428,639	$84,297	$2,512,936
Net premiums written	1,127,367	792,173	1,919,540	76,311	1,995,851
Net premiums earned	992,440	420,088	1,412,528	76,311	1,488,839
Net losses and loss expenses	639,193	192,312	831,505	113,587	945,092
Acquisition costs	105,000	87,235	192,235	7,179	199,414
Operating expenses (1)	203,053	40,861	243,914	3,188	247,102
Underwriting profit (loss)	$45,194	$99,680	$144,874	$(47,643)	$97,231
Net investment income			143,527	70,892	214,419
Net results from structured products (2)	4,890	3,063	7,953		7,953
Net fee income and other (3)	(1,212)	673	(539)	45	(494)
Net realized gains (losses) on investments			17,666	1,563	19,229
Contribution from P&C and Life Operations			$313,481	$24,857	$338,338
Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					1,810
Net income (loss) from investment fund affiliates and operating affiliates (4)					79,588
Exchange (gains) losses					10,441
Corporate operating expenses					51,338
Interest expense (5)					32,160
Non-controlling interests					35,759
Income tax expense					34,321
Net income (loss) attributable to ordinary shareholders					$255,717
Ratios – P&C operations: (6)
Loss and loss expense ratio	64.4%	45.8%	58.9%
Underwriting expense ratio	31.0%	30.5%	30.8%
Combined ratio	95.4%	76.3%	89.7%
____________

(1)	Operating expenses exclude Corporate operating expenses, shown separately.

(2)	The net results from structured products include net investment income and interest expense of $18.8 million and $10.8 million, respectively.

(3)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(4)	The Company records the income related to the alternative funds and to the private investment and operating fund affiliates on a one-month and three-month lag, respectively.

(5)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(6)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2013 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Life Operations	Total
Gross premiums written	$1,497,787	$907,129	$2,404,916	$72,970	$2,477,886
Net premiums written	1,189,188	853,021	2,042,209	65,445	2,107,654
Net premiums earned	1,039,092	425,154	1,464,246	65,445	1,529,691
Net losses and loss expenses	650,517	192,567	843,084	110,953	954,037
Acquisition costs	130,622	85,534	216,156	4,103	220,259
Operating expenses (1)	183,997	40,421	224,418	2,595	227,013
Underwriting profit (loss)	$73,956	$106,632	$180,588	$(52,206)	$128,382
Net investment income			157,039	71,688	228,727
Net results from structured products (2)	4,185	991	5,176		5,176
Net fee income and other (3)	(1,939)	632	(1,307)	1,043	(264)
Net realized gains (losses) on investments			45,578	(9,069)	36,509
Contribution from P&C and Life Operations			$387,074	$11,456	$398,530
Corporate & other:
Net realized & unrealized gains (losses) on derivative instruments					7,885
Net income (loss) from investment fund affiliates and operating affiliates (4)					63,219
Exchange (gains) losses					(33,435)
Corporate operating expenses					46,922
Interest expense (5)					26,136
Non-controlling interests					35,742
Income tax expense					43,479
Net income (loss) attributable to ordinary shareholders					$350,790
Ratios – P&C operations: (6)
Loss and loss expense ratio	62.6%	45.3%	57.6%
Underwriting expense ratio	30.3%	29.6%	30.1%
Combined ratio	92.9%	74.9%	87.7%
____________

(1)	Operating expenses exclude Corporate operating expenses, shown separately.

(2)	The net results from structured products include net investment income and interest expense of $17.7 million and $12.6 million, respectively.

(3)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(4)	The Company records the income related to the alternative funds and to the private investment and operating fund affiliates on a one-month and three-month lag, respectively.

(5)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(6)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the Company’s net premiums earned by line of business for the three months ended March 31, 2014 and 2013:

Three Months Ended March 31, 2014 (U.S. dollars in thousands)	Insurance	Reinsurance	Life Operations	Total
P&C Operations:
Professional	$275,427	$50,104	$—	$325,531
Casualty	344,004	76,721	—	420,725
Property catastrophe	—	108,437	—	108,437
Property	139,733	135,239	—	274,972
Marine, energy, aviation and satellite	—	23,514	—	23,514
Specialty	176,909	—	—	176,909
Other (1)	56,367	26,073	—	82,440
Total P&C Operations	$992,440	$420,088	$—	$1,412,528
Life Operations:
Annuity	$—	$—	$31,797	$31,797
Other Life	—	—	44,514	44,514
Total Life Operations	$—	$—	$76,311	$76,311
Total	$992,440	$420,088	$76,311	$1,488,839

Three Months Ended March 31, 2013 (U.S. dollars in thousands)	Insurance	Reinsurance	Life Operations	Total
P&C Operations:
Professional	$350,838	$45,436	$—	$396,274
Casualty	327,418	76,981	—	404,399
Property catastrophe	—	113,642	—	113,642
Property	124,450	141,269	—	265,719
Marine, energy, aviation and satellite	—	27,840	—	27,840
Specialty	182,965	—	—	182,965
Other (1)	53,421	19,986	—	73,407
Total P&C Operations	$1,039,092	$425,154	$—	$1,464,246
Life Operations:
Annuity	$—	$—	$29,684	$29,684
Other Life	—	—	35,761	35,761
Total Life Operations	$—	$—	$65,445	$65,445
Total	$1,039,092	$425,154	$65,445	$1,529,691
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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Investments
(a) Fixed Maturities, Short-Term Investments and Equity Securities
Amortized Cost and Fair Value Summary
The cost (amortized cost for fixed maturities and short-term investments), fair value, gross unrealized gains and gross unrealized (losses), including other-than-temporary impairments (“OTTI”) recorded in accumulated other comprehensive income (“AOCI”) of the Company’s available for sale (“AFS”) and held to maturity (“HTM”) investments at March 31, 2014 and December 31, 2013, were as follows:

March 31, 2014 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - AFS
U.S. Government and Government-Related/Supported (2)	$2,282,321	$59,678	$(22,947)	$2,319,052	$—
Corporate (3) (4)	10,697,760	490,229	(79,484)	11,108,505	(4,758)
RMBS – Agency	3,186,504	74,788	(38,809)	3,222,483	—
RMBS – Non-Agency	389,181	36,836	(24,624)	401,393	(71,999)
CMBS	1,172,597	36,282	(10,567)	1,198,312	(2,662)
CDO	758,469	3,649	(37,058)	725,060	(1,936)
Other asset-backed securities (5)	1,156,561	46,219	(6,468)	1,196,312	(2,117)
U.S. States and political subdivisions of the States	1,832,247	84,695	(14,491)	1,902,451	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (2)	5,009,524	110,972	(54,240)	5,066,256	—
Total fixed maturities - AFS	$26,485,164	$943,348	$(288,688)	$27,139,824	$(83,472)
Total short-term investments (2)	$382,509	$181	$(577)	$382,113	$—
Total equity securities (6)	$907,952	$166,197	$(18,756)	$1,055,393	$—
Total investments - AFS	$27,775,625	$1,109,726	$(308,021)	$28,577,330	$(83,472)
Fixed maturities - HTM
U.S. Government and Government-Related/Supported (2)	$11,052	$918	$—	$11,970	$—
Corporate	1,376,931	135,909	(190)	1,512,650	—
RMBS – Non-Agency	67,037	6,743	—	73,780	—
CMBS	145,005	15,215	—	160,220	—
Other asset-backed securities (5)	106,514	9,437	—	115,951	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (2)	1,147,948	186,656	—	1,334,604	—
Total investments - HTM	$2,854,487	$354,878	$(190)	$3,209,175	$—
___________

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

(2)
U.S. Government and Government-Related/Supported, Non-U.S. Sovereign Government, Provincials, Supranationals and Government-Related/Supported and Total short-term investments includes government-related securities with an amortized cost of $2,301.8 million and fair value of $2,365.0 million and U.S. Agencies with an amortized cost of $238.0 million and fair value of $261.5 million.

(3)
Included within Corporate are certain medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes have a fair value of $154.7 million and an amortized cost of $146.2 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(4)
Included within Corporate are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments, which are senior to the common and preferred equities of the financial institutions. These securities have a fair value of $279.8 million and an amortized cost of $281.3 million.

(5)
Covered Bonds within Fixed maturities - AFS with an amortized cost of $508.3 million and a fair value of $537.5 million and Covered Bonds within Fixed maturities - HTM with an amortized cost of $8.6 million and a fair value of $8.9 million are included within Other asset-backed securities to align the Company's classification to market indices.

(6)	Included within Total equity securities are investments in fixed income funds with a fair value of $89.1 million and an amortized cost of $100.9 million.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - AFS
U.S. Government and Government-Related/Supported (2)	$2,484,193	$51,701	$(34,043)	$2,501,851	$—
Corporate (3) (4)	10,802,332	433,097	(109,599)	11,125,830	(4,758)
RMBS – Agency	3,540,101	68,098	(62,077)	3,546,122	—
RMBS – Non-Agency	396,798	33,096	(31,126)	398,768	(74,528)
CMBS	1,223,313	39,255	(15,773)	1,246,795	(2,753)
CDO	754,414	5,833	(42,934)	717,313	(2,036)
Other asset-backed securities (5)	1,210,384	40,560	(8,840)	1,242,104	(2,807)
U.S. States and political subdivisions of the States	1,821,499	55,083	(30,770)	1,845,812	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (2)	4,878,840	80,961	(84,260)	4,875,541	—
Total fixed maturities - AFS	$27,111,874	$807,684	$(419,422)	$27,500,136	$(86,882)
Total short-term investments (2)	$455,470	$962	$(144)	$456,288	$—
Total equity securities (6)	$903,201	$154,506	$(17,470)	$1,040,237	$—
Total investments - AFS	$28,470,545	$963,152	$(437,036)	$28,996,661	$(86,882)
Fixed maturities - HTM
U.S. Government and Government-Related/Supported (2)	$10,993	$629	$—	$11,622	$—
Corporate	1,386,863	113,179	(968)	1,499,074	—
RMBS – Non-Agency	66,987	4,985	—	71,972	—
CMBS	144,924	11,864	—	156,788	—
Other asset-backed securities (5)	106,540	6,908	—	113,448	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (2)	1,142,388	136,585	(642)	1,278,331	—
Total investments - HTM	$2,858,695	$274,150	$(1,610)	$3,131,235	$—
____________

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

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

(4)
Included within Corporate are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments, which are senior to the common and preferred equities of the financial institutions. These securities have a fair value of $282.2 million and an amortized cost of $286.2 million.

(5)
Covered Bonds within Fixed maturities - AFS with an amortized cost of $526.4 million and a fair value of $553.1 million and Covered Bonds within Fixed maturities - HTM with an amortized cost of $8.6 million and a fair value of $8.7 million are included within Other asset-backed securities to align the Company's classification to market indices.

(6)	Included within Total equity securities are investments in fixed income funds with a fair value of $87.4 million and an amortized cost of $100.0 million.
At March 31, 2014 and December 31, 2013, approximately 2.5% and 2.6%, respectively, of the Company's fixed income investment portfolio at fair value was invested in securities that were below investment grade or not rated. Approximately 15.0% and 12.4% of the gross unrealized losses in the Company's fixed income securities portfolio at March 31, 2014 and December 31, 2013, respectively, related to securities that were below investment grade or not rated.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Contractual Maturities Summary
The contractual maturities of AFS and HTM fixed income securities at March 31, 2014 and December 31, 2013 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2014 (1)		December 31, 2013 (1)
(U.S. dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturities - AFS
Due less than one year	$2,209,571	$2,222,523	$2,052,251	$2,060,365
Due after 1 through 5 years	10,037,689	10,290,224	10,075,087	10,305,986
Due after 5 through 10 years	5,263,018	5,400,185	5,474,120	5,507,450
Due after 10 years	2,311,574	2,483,332	2,385,406	2,475,233
	$19,821,852	$20,396,264	$19,986,864	$20,349,034
RMBS – Agency	3,186,504	3,222,483	3,540,101	3,546,122
RMBS – Non-Agency	389,181	401,393	396,798	398,768
CMBS	1,172,597	1,198,312	1,223,313	1,246,795
CDO	758,469	725,060	754,414	717,313
Other asset-backed securities	1,156,561	1,196,312	1,210,384	1,242,104
Total mortgage and asset-backed securities	$6,663,312	$6,743,560	$7,125,010	$7,151,102
Total fixed maturities - AFS	$26,485,164	$27,139,824	$27,111,874	$27,500,136
Fixed maturities - HTM
Due less than one year	$67,170	$68,553	$65,651	$66,766
Due after 1 through 5 years	268,264	285,906	240,802	255,322
Due after 5 through 10 years	558,210	626,387	455,633	492,095
Due after 10 years	1,642,287	1,878,378	1,778,158	1,974,844
	$2,535,931	$2,859,224	$2,540,244	$2,789,027
RMBS – Non-Agency	67,037	73,780	66,987	71,972
CMBS	145,005	160,220	144,924	156,788
Other asset-backed securities	106,514	115,951	106,540	113,448
Total mortgage and asset-backed securities	$318,556	$349,951	$318,451	$342,208
Total fixed maturities - HTM	$2,854,487	$3,209,175	$2,858,695	$3,131,235
____________

(1)
Included in the table above are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments, which are senior to the common and preferred equities of the financial institutions, at their fair values of $279.8 million and $282.2 million at March 31, 2014 and December 31, 2013, respectively. These securities are reflected in the table based on their call date and have net unrealized losses of $1.6 million and $4.0 million at March 31, 2014 and December 31, 2013, respectively.

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
In the scenario where the Company has the intent to sell a security in which its amortized cost exceeds its fair value, or it is more likely than not that it will be required to sell such a security, the entire difference between the security's amortized cost and its fair value is recognized in earnings.

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
Pledged Assets
Certain of the Company's invested assets are held in trust and pledged in support of insurance and reinsurance liabilities as well as credit facilities. Such pledges are largely required by the Company's operating subsidiaries that are “non-admitted” under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. Also, certain deposit liabilities and annuity contracts require the use of pledged assets. At March 31, 2014 and December 31, 2013, the Company had $15.6 billion and $15.5 billion in pledged assets, respectively.
(b) Gross Unrealized Losses
The following is an analysis of how long the AFS and HTM securities at March 31, 2014 and December 31, 2013 had been in a continual unrealized loss position:

	Less than 12 months		Equal to or greater than 12 months
March 31, 2014 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments - AFS
U.S. Government and Government-Related/Supported	$1,184,414	$(21,102)	$29,951	$(1,862)
Corporate	2,097,447	(36,002)	452,530	(43,503)
RMBS – Agency	991,462	(28,596)	145,427	(10,213)
RMBS – Non-Agency	6,412	(195)	232,860	(24,429)
CMBS	188,965	(3,671)	107,903	(6,896)
CDO	126,159	(544)	557,163	(36,514)
Other asset-backed securities	73,704	(1,136)	80,190	(5,332)
U.S. States and political subdivisions of the States	238,854	(7,318)	112,668	(7,173)
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	1,444,095	(31,908)	433,789	(22,871)
Total fixed maturities and short-term investments - AFS	$6,351,512	$(130,472)	$2,152,481	$(158,793)
Total equity securities	$187,067	$(18,756)	$—	$—
Fixed maturities -HTM
Corporate	$11,347	$(171)	$595	$(19)
Total fixed maturities - HTM	$11,347	$(171)	$595	$(19)

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 months		Equal to or greater than 12 months
December 31, 2013 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments - AFS
U.S. Government and Government-Related/Supported	$1,333,704	$(30,474)	$44,158	$(3,614)
Corporate	2,756,235	(59,497)	513,106	(50,160)
RMBS – Agency	1,485,261	(50,362)	169,704	(11,715)
RMBS – Non-Agency	14,204	(604)	240,946	(30,522)
CMBS	432,820	(6,816)	107,192	(8,957)
CDO	58,239	(217)	574,613	(42,717)
Other asset-backed securities	196,639	(2,149)	96,528	(6,691)
U.S. States and political subdivisions of the States	463,974	(23,124)	64,324	(7,646)
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	2,130,792	(56,866)	306,873	(27,435)
Total fixed maturities and short-term investments - AFS	$8,871,868	$(230,109)	$2,117,444	$(189,457)
Total equity securities	$155,453	$(17,470)	$—	$—
Fixed maturities -HTM
Corporate	$46,034	$(941)	$642	$(27)
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	—	11,894	(642)
Total fixed maturities - HTM	$46,034	$(941)	$12,536	$(669)
The Company had gross unrealized losses totaling $308.0 million on 1,912 securities out of a total of 7,848 held at March 31, 2014 in its AFS portfolio and $0.2 million on 2 securities out of a total of 201 held in its HTM portfolio, which it considers to be temporarily impaired or with respect to which it reflects non-credit losses on other-than-temporarily impaired assets. Individual security positions comprising this balance have been evaluated by management to determine the severity of these impairments and whether they should be considered other-than-temporary. Management believes it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost.
Management, in its assessment of whether securities in a gross unrealized loss position are temporarily impaired, as described above, considers the significance of the impairments. At March 31, 2014, the Company had structured credit securities with gross unrealized losses of $11.3 million, which had a fair value of $4.8 million, and a cumulative fair value decline of greater than 50% of amortized cost. All of these securities are mortgage and asset-backed securities. These greater than 50% impaired securities include gross unrealized losses of $0.2 million on non-Agency RMBS, $10.7 million on CDOs and $0.5 million on CMBS holdings.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(c) Net Realized Gains (Losses)
The following represents an analysis of net realized gains (losses) on investments:

Net Realized Gains (Losses) on Investments	Three months ended March 31,
(U.S. dollars in thousands)	2014	2013
Gross realized gains	$51,213	$73,171
Gross realized losses on investments sold	(28,257)	(32,024)
OTTI on investments, net of amounts transferred to other comprehensive income	(3,727)	(4,638)
Net realized gains (losses) on investments	$19,229	$36,509
The main components of the net impairment charges of $3.7 million for the three months ended March 31, 2014 were:

▪
$2.2 million for structured securities, principally non-Agency RMBS, where management determined that the likely recovery on these securities was below the carrying value and, accordingly, recorded an impairment of the securities to the discounted value of the cash flows expected to be received on these securities.

▪	$1.5 million related to foreign exchange losses.
The following table sets forth the amount of credit loss impairments on fixed income securities held by the Company as of the dates or the periods indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Credit Loss Impairments	Three months ended March 31,
(U.S. dollars in thousands)	2014	2013
Opening balance at beginning of indicated period	$174,805	$268,708
Credit loss impairment recognized in the current period on securities not previously impaired	12	500
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(3,348)	(6,475)
Credit loss impairments previously recognized on securities impaired to fair value during the period	—	—
Additional credit loss impairments recognized in the current period on securities previously impaired	2,261	2,304
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(2,347)	(4,971)
Balance at March 31,	$171,383	$260,066
During the three months ended March 31, 2014 and 2013, the $3.3 million and $6.5 million, respectively, of credit loss impairments previously recognized on securities that matured, or were paid down, prepaid or sold, includes $2.7 million and $5.8 million, respectively, of non-Agency RMBS.

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
The following table summarizes information on the location and gross amounts of derivative fair values contained in the consolidated balance sheet at March 31, 2014 and December 31, 2013:

	March 31, 2014				December 31, 2013
(U.S. dollars in thousands)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$337,704	$7,809	$3,225,676	$27,898	$1,005,610	$26,098	$2,572,227	$70,462
Derivatives not designated as hedging instruments:
Investment Related Derivatives:
Interest rate exposure	$520,707	$213	$35,704	$—	$30,702	$266	$10,259	$8
Foreign exchange exposure	37,996	506	57,771	485	17,497	12	50,614	680
Credit exposure	—	—	18,837	10,456	—	—	340,020	15,128
Financial market exposure	125,419	330	10,606	12	58,232	1,111	14,821	77
Financial Operations Derivatives: (2)
Credit exposure	—	—	43,920	9,200	—	—	44,234	4,190
Other Non-Investment Derivatives:
Guaranteed minimum income benefit contract	—	—	52,367	13,316	—	—	53,564	14,940
Modified coinsurance funds withheld contract	64,583	—	—	—	66,369	—	—	—
Total derivatives not designated as hedging instruments	$748,705	$1,049	$219,205	$33,469	$172,800	$1,389	$513,512	$35,023
____________

(1)
Derivative instruments in an asset or liability position are included within Other assets or Other liabilities, respectively, in the balance sheet on a net basis where the Company has both a legal right of offset and the intentions to settle the contracts on a net basis.

(2)	Financial operations derivatives represent interests in variable interest entities as described in Note 11, “Variable Interest Entities".

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information on the gross and net amounts of derivative fair values and associated collateral received related to derivative assets or paid relating to derivative liabilities contained in the consolidated balance sheet at March 31, 2014 and December 31, 2013:

				Gross Amounts Not Offset in the Balance Sheet
March 31, 2014 (U.S. dollars in thousands)	Gross Amounts Recognized in Balance Sheet	Gross Amounts Offset in the Balance Sheet	Net Amounts in the Balance Sheet	Financial Instruments	Cash Collateral	Net Amounts
Derivative Assets	$8,858	$—	$8,858	$—	$—	$8,858
Derivative Liabilities	$61,367	$—	$61,367	$—	$1,791	$59,576

December 31, 2013 (U.S. dollars in thousands)
Derivative Assets	$27,487	$1,342	$26,145	$—	$—	$26,145
Derivative Liabilities	$105,485	$1,342	$104,143	$—	$19,847	$84,296
Derivative instruments in an asset or liability position are included within Other assets or Other liabilities, respectively, in the balance sheet on a net basis where the Company has both a legal right of offset and the intentions to settle the contracts on a net basis. The Company often enters into different types of derivative contracts with a single counterparty and these contracts are covered under netting agreements. At March 31, 2014 and December 31, 2013, the Company paid cash collateral related to foreign currency derivative positions and certain other derivative positions of $1.8 million and $19.8 million, respectively. The assets related to the net collateral paid were recorded as Other assets within the balance sheet as the collateral and derivative positions are not intended to be settled on a net basis.
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
The following table provides the total impact on earnings relating to derivative instruments formally designated as fair value hedges along with the impacts of the related hedged items for the three months ended March 31, 2014 and 2013:

		Hedged Items - Amount of Gain/(Loss) Recognized in Income Attributable to Risk
Derivatives Designated as Fair Value Hedges: Three Months Ended March 31, 2014 (U.S. dollars in thousands)	Gain/(Loss) Recognized in Income on Derivative	Deposit Liabilities	Fixed Maturity Investments	Ineffective Portion of Hedging Relationship - Gain/(Loss)
Interest rate exposure	$—
Foreign exchange exposure	(6,531)
Total	$(6,531)	$—	$8,325	$1,794

Three Months Ended March 31, 2013
(U.S. dollars in thousands)
Interest rate exposure	$—
Foreign exchange exposure	30,245
Total	$30,245	$—	$(28,770)	$1,475

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The gains (losses) recorded on both the derivative instruments and specific items designated as being hedged as part of the fair value hedging relationships outlined above along with any associated ineffectiveness in the relationships are recorded through Net realized and unrealized gains (losses) on derivative instruments in the income statement. In addition, the periodic coupon settlements relating to the interest rate swaps are recorded as adjustments to net investment income for the hedges of fixed maturity investments and as adjustments to interest expense for the hedges of deposit liabilities and notes payable and debt.
Settlement of Fair Value Hedges
A summary of the fair value hedges that have been settled and their impact on results during the three months ended March 31, 2014 and 2013, as well as the remaining balance of fair value hedges and average years remaining to maturity are shown below:

Settlement of Fair Value Hedges - Summary	Fair Value Hedges - Notes Payable and Debt March 31,		Fair Value Hedges - Deposit Liabilities March 31,
(U.S. dollars in thousands, except years)	2014	2013	2014	2013
Cumulative reduction to interest expense	$19,833	$15,926	$41,270	$25,588
Remaining balance	$1,791	$5,698	$191,925	$207,607
Weighted average years remaining to maturity	0.5	1.5	22.2	24.7
(b) Derivative Instruments Designated as Hedges of the Net Investment in a Foreign Operation
The Company utilizes foreign exchange contracts to hedge the fair value of certain net investments in foreign operations. During the three months ended March 31, 2014 and 2013, the Company entered into foreign exchange contracts that were formally designated as hedges of investments in foreign subsidiaries, the majority of which have functional currencies of either U.K. sterling or the Euro. There was no ineffectiveness in these transactions.
The following table provides the weighted average U.S. dollar equivalent of foreign denominated net assets that were hedged and the resultant derivative gain (loss) that was recorded in the cumulative translation adjustment account within AOCI for the three months ended March 31, 2014 and 2013:

Derivative Instruments Designated as Hedges of the Net Investment in a Foreign Operation - Summary	Three months ended March 31,
(U.S. dollars in thousands)	2014	2013
Weighted average of U.S. dollar equivalent of foreign denominated net assets	$2,687,455	$2,523,821
Derivative gains (losses)	$960	$60,614
(c) Derivative Instruments Not Formally Designated As Hedging Instruments
The following table provides the total impact on earnings relating to derivative instruments not formally designated as hedging instruments under authoritative accounting guidance and from the ineffective portion of fair value hedges. The impacts are all recorded through Net realized and unrealized gains (losses) on derivatives in the income statement for the three months ended March 31, 2014 and 2013:

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Net Realized and Unrealized Gains (Losses) on Derivative Instruments	Three months ended March 31,
(U.S. dollars in thousands)	2014	2013
Investment Related Derivatives:
Interest rate exposure	$348	$200
Foreign exchange exposure	3,288	(1,598)
Credit exposure	(404)	(816)
Financial market exposure	871	5,353
Financial Operations Derivatives:
Credit exposure	(4,800)	242
Other Non-Investment Derivatives:
Guaranteed minimum income benefit contract	1,624	3,697
Modified coinsurance funds withheld contract	(911)	(668)
Total gain (loss) recognized in income from derivatives not designated as hedging instruments	$16	$6,410
Amount of gain (loss) recognized in income from ineffective portion of fair value hedges	1,794	1,475
Net realized and unrealized gains (losses) on derivative instruments	$1,810	$7,885
The Company’s objectives in using these derivatives are explained below.
(d)(i) Investment Related Derivatives
The Company, either directly or through its investment managers, may use derivative instruments within its investment portfolio, including interest rate swaps, inflation swaps, commodity contracts, credit derivatives (single name and index credit default swaps), options, forward contracts and financial futures (foreign exchange, bond and stock index futures), primarily as a means of economically hedging exposures to interest rate, credit spread, equity price changes and foreign currency risk or, in limited instances, for investment purposes. When using cleared (exchange-traded) derivatives, the Company is exposed to credit risk of the applicable clearing house and the company's future commissions merchant. When using uncleared (over-the-counter) derivatives, the Company is exposed to credit risk in the event of non-performance by the counterparties under any derivative contracts, although the Company generally seeks to use credit support arrangements with counterparties to help manage this risk.
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
(d)(ii) Financial Operations Derivatives - Credit Exposure
At March 31, 2014 and December 31, 2013, the Company held one credit derivative exposure, which was written as part of the Company's previous financial lines business and is outside of the Company's investment portfolio. This is a European project finance loan participation that benefits from a deficiency guarantee from the German state and federal governments in the current amount of 68% of the outstanding exposure at March 31, 2014, following the scheduled expiry of a portion of this guarantee. An aggregate summary of the credit derivative exposure at March 31, 2014 and December 31, 2013 is as follows:

Financial Operations Derivatives - Credit Exposure Summary: (U.S. dollars in thousands)	March 31, 2014	December 31, 2013
Principal outstanding	$42,043	$42,080
Interest outstanding	1,877	2,154
Aggregate outstanding exposure	$43,920	$44,234
Total liability recorded	$9,200	$4,190
Weighted average contractual term to maturity	3.5 years	3.7 years
Underlying obligations credit rating	CC	CC
At March 31, 2014 and December 31, 2013, there was no reported event of default on this obligation. However, the liability shown in the above table has been recorded due to the combination of the reduction in the deficiency guarantee percentage and a deterioration of the credit quality of the underlying obligations. Credit derivatives are recorded at fair value based upon prices received from the investment bank counterparty, or by using models developed by the Company. Although the Company does not have access to the specific unobservable inputs that may be used in the determination of fair value, it expects that the significant inputs considered would include changes in interest rates, future default rates, credit spreads, changes in credit quality, future expected recovery rates and other market factors. The change resulting from movements in credit and credit quality spreads is unrealized as the credit derivative is not traded to realize this resultant value.
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
(e) Contingent Credit Features
Certain derivative agreements entered into by the Company or its subsidiaries contain rating downgrade provisions that permit early termination of the agreement by the counterparty if collateral is not posted following failure to maintain certain credit ratings from one or more of the principal credit rating agencies. If the Company were required to early terminate such agreements due to a rating downgrade, it could potentially be in a net liability position at the time of settlement. The aggregate fair value of all derivative agreements containing such rating downgrade provisions that were in a liability position and any collateral posted under these agreements as of March 31, 2014 and December 31, 2013 were as follows:

Contingent Credit Features - Summary: (U.S. dollars in thousands)	March 31, 2014	December 31, 2013
Aggregate fair value of derivative agreements with downgrade provisions in a net liability position	$23,274	$47,703
Collateral posted to counterparty	$1,150	$13,260

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. Goodwill and Other Intangible Assets
During the three months ended March 31, 2014, goodwill and intangible assets increased as a result of the completion of an acquisition and the impact of foreign currency translation. The transaction was accounted for using the acquisition method under which the Company recorded the identifiable assets and liabilities at their acquisition date fair values, and recorded the excess of consideration transferred over the net assets acquired as goodwill and intangible assets. The fair value of identifiable assets and liabilities acquired, as well as amounts recorded in the Company’s consolidated results since the acquisition date, are not material. The Company’s goodwill and intangible assets of $455.7 million at March 31, 2014 related to the Reinsurance segment.
8. Share Capital
(a) Authorized and Issued
Buybacks of Ordinary Shares
On February 22, 2013, XL-Ireland announced that its Board of Directors approved a new share buyback program, authorizing the purchase of up to $850 million of its ordinary shares (the “Share Buyback Program”). At December 31, 2013, $275 million remained available for purchase under the Share Buyback Program. On February 21, 2014, XL-Ireland announced that its Board of Directors approved an increase to the Share Buyback Program, authorizing the purchase of up to $1.0 billion of our ordinary shares. This authorization includes the approximately $200.0 million that remained under the Share Buyback Program prior to the increase. During the three months ended March 31, 2014, the Company purchased and canceled 5.8 million ordinary shares under the Share Buyback Program for $175.0 million.
All share buybacks were carried out by way of redemption in accordance with Irish law and the Company's constitutional documents. All shares so redeemed were canceled upon redemption.
(b) Stock Plans
The Company's performance incentive programs provide for grants of stock options, restricted stock, restricted stock units, performance units and stock appreciation rights. Share-based compensation granted by the Company generally contains a vesting period of three or four years, and certain awards also contain performance conditions. The Company records compensation expense related to each award over its vesting period, incorporating the best estimate of the expected outcome of performance conditions where applicable. Compensation expense is generally recorded on a straight line basis over the vesting period of an award. See Item 8, Note 18, “Share Capital,” to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 for further information on the Company's performance incentive programs and associated accounting.
During the three months ended March 31, 2014, the Company granted approximately 1.0 million stock options with a weighted-average grant date fair value of $8.60 per option. The fair value of the options issued was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

Dividend yield	2.00%
Risk free interest rate	1.81%
Volatility	34.0%
Expected lives	6.0 years
During the three months ended March 31, 2014, the Company granted approximately 1.7 million restricted stock units to certain employees of the Company and its subsidiaries with an aggregate grant date fair value of approximately $51.0 million. Each restricted stock unit represents the Company's obligation to deliver to the holder one ordinary share and vests in three equal installments upon the first, second and third anniversary of the date of grant. Restricted stock units are granted at the closing market price on the day of grant and entitle the holder to receive dividends declared and paid in the form of additional ordinary shares contingent upon vesting.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2014, the Company granted approximately 0.6 million performance units (representing a potential maximum share payout of approximately 1.1 million ordinary shares) to certain employees with an aggregate grant date fair value of approximately $16.3 million. The performance units vest after three years, subject to the achievement of stated performance metrics, and entitle the holder to ordinary shares of the Company. There are no dividend rights associated with the performance units. Each grant of performance units has a target number of shares, with final payouts ranging from 0% to 200% of the grant amount depending upon a combination of corporate and business segment performance along with each employee's continued service through the vesting date. Performance targets are based on relative and absolute financial performance metrics.
9. Notes Payable and Debt and Financing Arrangements
(a) Notes Payable and Debt
All outstanding debt of the Company at March 31, 2014 and December 31, 2013 was issued by XLIT Ltd. (“XL-Cayman”), a 100% owned subsidiary of XL-Ireland and the only direct subsidiary thereof. XL-Ireland does not have significant assets or operations independent of XL-Cayman. XL-Cayman's outstanding debt is fully and unconditionally guaranteed by XL-Ireland. The ability of XL-Cayman, like that of the Company, to obtain funds from its subsidiaries to satisfy any of its obligations under guarantees is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the subsidiaries operate, including, among others, Bermuda, the United States, Ireland, Switzerland and the United Kingdom. For details of the required statutory capital and surplus for the principal operating subsidiaries of the Company, see Item 8, Note 23, “Statutory Financial Data,” to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
The Company was in compliance with all covenants by significant margins at March 31, 2014, and the Company currently remains in compliance with all covenants.
(b) Letter of Credit Facilities and Other Sources of Collateral
The Company has several letter of credit facilities provided on both syndicated and bilateral bases from commercial banks. These facilities are utilized primarily to support non-admitted insurance and reinsurance operations in the U.S. and capital requirements at Lloyd’s. The Company’s letter of credit facilities and revolving credit facilities at March 31, 2014 and December 31, 2013 were as follows:

Letter of Credit Summary: (U.S. dollars in thousands except percentages)	March 31, 2014 (1)	December 31, 2013 (1)
Revolving credit facility (2)	$1,000,000	$1,000,000
Available letter of credit facilities - commitments (3)	$3,575,000	$3,575,000
Available letter of credit facilities - in use	$1,866,927	$1,895,425
Collateralized by certain assets of the Company’s investment portfolio	67.1%	67.6%
____________

(1)	At March 31, 2014 and December 31, 2013, there were seven available letter of credit facilities.

(2)
At March 31, 2014 and December 31, 2013,the revolving credit available under the November 2013 unsecured credit agreement, which provides for issuance of letters of credit and revolving credit loans up to $1 billion, was unutilized. The credit agreements entered into with Citicorp USA, Inc. in May through November 2013 provide for issuance of letters of credit and revolving credit loans up to an aggregate amount of $575.0 million. At March 31, 2014, $575.0 million of letters of credit were issued under these agreements and therefore such amount is not included in the table.

(3)
The Company has the option to increase the size of the facilities under the Syndicated Credit Agreements by an additional $500 million, across such facilities. The Company also has the option to increase the maximum amount of the letters of credit and revolving credit loans available under the 2013 Citi Agreements, with the lender's and issuing lender's consent.

For details regarding these facilities see Item 8, Note 13(b), “Notes Payable and Debt and Financing Arrangements - Letter of Credit Facilities and Other Sources of Collateral,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. Related Party Transactions
At March 31, 2014 and 2013, the Company owned minority stakes in five and four, respectively, independent investment management companies (“Investment Manager Affiliates”) that are actively managing client capital and seeking growth opportunities. The Company seeks to develop relationships with specialty investment management organizations, generally acquiring an equity interest in the business. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates and through these funds and partnerships pays management and performance fees to the Company's Investment Manager Affiliates. See Item 8, Note 6, “Investments in Affiliates,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.
In the normal course of business, the Company enters into assumed reinsurance contracts with certain of its other strategic affiliates, or their subsidiaries. Management believes that these transactions are conducted at market rates consistent with negotiated arm's-length contracts. During the three months ended March 31, 2014 and 2013, these contracts resulted in reported net premiums written, net reported claims and reported acquisition costs as summarized below.

(U.S. dollars in thousands)	Three months ended March 31,
	2014	2013
Reported net premiums written	$16,240	$12,740
Net losses and loss expenses incurred	$6,138	$5,649
Reported acquisition costs	$7,629	$5,353
During 2014, several of the Company’s wholly-owned insurers began retroceding assumed reinsurance business to five special purpose reinsurers that receive capital from funds managed by New Ocean Capital Management Limited (“New Ocean”), as discussed in Note 11, “Variable Interest Entities”. Underwriting administration and claims services are provided to the special purpose reinsurers by other XL subsidiaries under service fee agreements negotiated at arm's-length, while investment advisory services are provided by New Ocean.
During the three months ended March 31, 2014 reported ceded premiums written, incurred ceded losses and loss expenses, earned ceding commission income, and earned fee income related to these retrocessional contracts were not material to the Company. Management believes that these transactions are conducted at market rates consistent with negotiated arm's-length contracts.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
The Company has a limited number of remaining outstanding credit enhancement exposures, including written financial guarantee and credit default swap contracts. The obligations related to these transactions are often securitized through VIEs. The Company is not the primary beneficiary of these VIEs as contemplated in current authoritative accounting guidance on the basis that management does not believe that the Company has the power to direct the activities, such as asset selection and collateral management, which most significantly impact each entity's economic performance. For further details on the nature of the obligations and the size of the Company's maximum exposure, see Note 6, “Derivative Instruments,” and Note 13 (a), “Commitments and Contingencies - Financial Guarantee Exposures.”
During the third quarter of 2013, the Company, along with other investors, formed New Ocean Capital Management Limited (“New Ocean”), a new Bermuda-based company to act as an investment manager that is focusing on providing third-party investors access to insurance-linked securities and other insurance and reinsurance capital markets products. The Company holds a majority voting interest in New Ocean through its ownership of common shares and, accordingly, the financial statements of New Ocean have been included in the consolidated financial statements of the Company. None of the assets, liabilities, revenues or net income of New Ocean was material to the Company during either the three months ended March 31, 2014 or the year ended December 31, 2013. The equity interest attributable to third party investors in New Ocean recorded in the Company’s Unaudited Consolidated Balance Sheets as "Non-controlling interest in equity of consolidated subsidiaries" was $0.1 million and $0.3 million at March 31, 2014 and December 31, 2013, respectively.
During the fourth quarter of 2013, the Company, along with other investors, invested in a new Bermuda-based company, New Ocean Focus Cat Fund Ltd. ("New Ocean FCFL"), which is considered a VIE under GAAP. During the three months ended March 31, 2014, New Ocean FCFL invested in a special purpose reinsurer, Vector Reinsurance Ltd (“Vector Re”), formed for the purpose of underwriting collateralized excess of loss reinsurance with a focus on global property catastrophe risks. All of Vector Re’s current underwriting activity relates to reinsurance business assumed from XL subsidiaries. Underwriting administration and claims services are provided to Vector Re by XL under service fee contracts which management believes were negotiated at arm's-length, while investment advisory services are provided by New Ocean.
The Company currently holds a majority equity interest in New Ocean FCFL, which is considered to be the controlling interest in the VIE. Accordingly, included in the consolidated financial statements of the Company are New Ocean FCFL's total net assets of $24.4 million and $23.5 million at March 31, 2014 and December 31, 2013, respectively. The Company’s share of New Ocean FCFL revenue and net income was not material to the Company for either the three months ended March 31, 2014 or the year ended December 31, 2013. All inter-company transactions between XL entities have been eliminated in consolidation. The equity interest attributable to third party investors in New Ocean FCFL and Vector Re recorded in the Company’s Consolidated Balance Sheet as "Non-controlling interest in equity of consolidated subsidiaries" was $14.5 million and $6.9 million at March 31, 2014 and December 31, 2013, respectively.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(U.S. dollars in thousands, except per share amounts)	2014	2013

Basic earnings per ordinary share & ordinary share equivalents outstanding:
Net income (loss) attributable to ordinary shareholders	$255,717	$350,790
Weighted average ordinary shares outstanding - basic	276,337	295,000
Basic earnings per ordinary share & ordinary share equivalents outstanding	$0.93	$1.19

Diluted earnings per ordinary share & ordinary share equivalents outstanding:
Weighted average ordinary shares outstanding - basic	276,337	295,000
Impact of share-based compensation and certain conversion features	4,121	4,469
Weighted average ordinary shares outstanding - diluted	280,458	299,469
Diluted earnings per ordinary share & ordinary share equivalents outstanding	$0.91	$1.17
Dividends per ordinary share	$0.16	$0.14
For the three months ended March 31, 2014 and 2013, ordinary shares available for issuance under share-based compensation plans of 6.1 million and 6.4 million, respectively, were not included in the calculation of diluted earnings per share because the assumed exercise or issuance of such shares would be anti-dilutive.
13. Commitments and Contingencies
(a) Financial Guarantee Exposures
A summary of the Company's outstanding financial guarantee exposures at March 31, 2014 and December 31, 2013 is as follows:

Financial Guarantee Exposure Summary (U.S. dollars in thousands except number of contracts and term to maturity)	March 31, 2014	December 31, 2013
Opening number of financial guarantee contracts	3	4
Number of financial guarantee contracts matured, prepaid or commuted during the period	—	(1)
Closing number of financial guarantee contracts	3	3
Principal outstanding	$108,255	$108,255
Interest outstanding	$—	$—
Aggregate exposure outstanding	$108,255	$108,255
Total gross claim liability recorded	$—	$—
Total unearned premiums and fees recorded	$97	$134
Weighted average contractual term to maturity in years	25.8	26.0
The Company's outstanding financial guarantee contracts at March 31, 2014 provide credit support for a variety of collateral types with the exposures comprised of an aggregate $108.3 million notional financial guarantee on three notes backed by zero coupon long dated bonds and bank perpetual securities, including some issued by European financials.
Surveillance procedures to track and monitor credit deteriorations in the insured financial obligations are performed by the primary obligors for each transaction on the Company's behalf. Information regarding the performance status and updated exposure values is provided to the Company on a quarterly basis and evaluated by management in recording claims reserves. At March 31, 2014, there were no reported events of default on these obligations.
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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
Legal actions are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions other than claims proceedings, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company's financial position or liquidity at March 31, 2014.
If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company's assessment at March 31, 2014, no such disclosures were considered necessary.
14. Accumulated Other Comprehensive Income (Loss)
The changes in AOCI, net of tax, by component for the three months ended March 31, 2014 and 2013 are as follows:

Three months ended March 31, 2014 (U.S. dollars in thousands)	Unrealized Gains (Losses) on Investments (1)	OTTI Losses Recognized in AOCI	Foreign Currency Translation Adjustments	Underfunded Pension Liability	Cash Flow Hedge	Total
Balance, beginning of period, net of tax	$822,439	$(89,190)	$14,533	$(13,238)	$2,113	$736,657
OCI before reclassifications	265,251	—	(5,900)	(32)	—	259,319
Amounts reclassified from AOCI	(22,638)	3,409	—	—	110	(19,119)
Tax (benefit) expense	(32,103)	(113)	2,020	—	—	(30,196)
Net current period OCI - net of tax	210,510	3,296	(3,880)	(32)	110	210,004
Balance, end of period, net of tax	$1,032,949	$(85,894)	$10,653	$(13,270)	$2,223	$946,661
____________

(1)
Included in these amounts are the impact of net unrealized gains (losses) on investments to the value of future policy benefit reserves. During the year ended December 31, 2013, the initial impact of $44.7 million was recorded. During the three months ended March 31, 2014, additional impacts of $34.0 million were recorded, resulting in a total cumulative impact of net unrealized gains (losses) on investments to the value of future policy benefit reserves of $78.7 million at March 31, 2014.

Three months ended March 31, 2013 (U.S. dollars in thousands)	Unrealized Gains (Losses) on Investments	OTTI Losses Recognized in AOCI	Foreign Currency Translation Adjustments	Underfunded Pension Liability	Cash Flow Hedge	Total
Balance, beginning of period, net of tax	$1,591,218	$(121,371)	$69,391	$(20,892)	$1,674	$1,520,020
OCI before reclassifications	(87,687)	—	(5,053)	385	—	$(92,355)
Amounts reclassified from AOCI	(41,695)	5,185	—	—	110	$(36,400)
Tax (benefit) expense	12,726	(3)	1,134	—	—	$13,857
Net current period OCI - net of tax	(116,656)	5,182	(3,919)	385	110	(114,898)
Balance, end of period, net of tax	$1,474,562	$(116,189)	$65,472	$(20,507)	$1,784	$1,405,122
The reclassifications out of AOCI along with the associated income statement line items affected by component, and the total related tax (expense) benefit for the three months ended March 31, 2014 and 2013 are as follows:

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Gross Amount Reclassified From AOCI
Details About AOCI Components (U.S. dollars in thousands)	Three months ended March 31, 2014	Three months ended March 31, 2013	Affected Line Item in the Statement of Income
Unrealized gains and losses on investments:
	$(24,914)	$(45,422)	Net realized gains (losses) on investments sold
	2,276	3,727	OTTI on investments
	$(22,638)	$(41,695)	Total before tax
	453	274	Provision (benefit) for income tax
	$(22,185)	$(41,421)	Net of tax
OTTI losses recognized in OCI:
	$1,958	$4,275	Net realized gains (losses) on investments sold
	1,451	910	OTTI on investments transferred to (from) OCI
	$3,409	$5,185	Total before tax
	(113)	(3)	Provision (benefit) for income tax
	$3,296	$5,182	Net of tax
Gains and losses on cash flow hedges:
Interest rate contracts	$110	$110	Interest Expense
	—	—	Provision (benefit) for income tax
	$110	$110	Net of tax

Total reclassifications for the period, gross of tax	$(19,119)	$(36,400)
Tax (benefit) expense	340	271
Total reclassifications for the period, net of tax	$(18,779)	$(36,129)

15. Subsequent Event
On May 1, 2014, XL Insurance (Bermuda) Ltd (“XLIB”) entered into a sale and purchase agreement with GreyCastle Holdings Ltd. (“GreyCastle”) providing for the sale of 100% of the common shares of XL Re Life (SAC) Ltd. (“XLLR”), a wholly-owned subsidiary of XLIB, to GreyCastle for $570 million in cash. At the completion of this transaction, XLLR will reinsure the majority of the Company's life reinsurance business via 100% quota share reinsurance. This transaction covers a substantial portion of the Company’s life reinsurance reserves. The Company announced the run-off of its life reinsurance business in 2009.
The run-off business being sold is currently reported within the Company’s Life operations segment. As of March 31, 2014, gross future policy benefit reserves relating to the Life operations segment were approximately $4.8 billion. Upon completion of the transaction, the Company will retain approximately $438 million of these reserves, and will record a reinsurance recoverable from XLLR of $4.4 billion. Under the terms of the transaction, the Company will continue to own, on a funds withheld basis, $5.5 billion of assets backing the retroceded business.
This transaction is expected to be completed in the second quarter of 2014 and is subject to satisfaction of regulatory conditions. The Company estimates that the March 31, 2014 pro-forma effect of the transaction would be an overall reduction in U.S. GAAP book value of approximately $585 million and an estimated after-tax U.S. GAAP net loss of approximately $580 million. This estimate is subject to changes in the mark-to-market value of the underlying investment portfolio and other adjustments from March 31, 2014 through completion of the transaction.

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
This “Management's Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that involve inherent risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. These statements are based upon current plans, estimates and expectations. Actual results may differ materially from those projected in such forward-looking statements and, therefore, undue reliance should not be placed on them. See “Cautionary Note Regarding Forward-Looking Statements” for a list of additional factors that could cause actual results to differ materially from those contained in any forward-looking statement, as well as Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31, 2013.
This discussion and analysis should be read in conjunction with the “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements and Notes thereto, presented under Item 7 and Item 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2013.
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

▪	changes in regulations or laws applicable to us or our subsidiaries, brokers or customers;

▪	acceptance of our products and services, including new products and services;

▪	changes in the availability, cost or quality of reinsurance;

▪	changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers;

▪	loss of key personnel;

▪	changes in accounting standards, policies or practices or the application thereof;

▪
legislative or regulatory developments including, but not limited to, changes in regulatory capital balances that must be maintained by our operating subsidiaries and governmental actions for the purpose of stabilizing the financial markets;

▪	the effects of mergers, acquisitions and divestitures;

▪	developments related to bankruptcies of companies insofar as they affect property and casualty insurance and reinsurance coverages or claims that we may have as a counterparty;

▪	changes in applicable tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof;

▪	the effects of business disruption or economic contraction due to war, terrorism or other hostilities; and

▪	the other factors set forth in Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31, 2013 and our other documents on file with the SEC.
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
EXECUTIVE OVERVIEW
See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview,” included in our Annual Report on Form 10-K for the year ended December 31, 2013. That discussion is updated with the disclosures set forth below.
RESULTS OF OPERATIONS AND KEY FINANCIAL MEASURES
Results of Operations
The following table presents an analysis of our net income (loss) attributable to ordinary shareholders and other financial measures (described below) for the three months ended March 31, 2014 and 2013:

(U.S. dollars in thousands, except per share amounts)	Three Months Ended
	March 31,
	2014	2013
Net income (loss) attributable to ordinary shareholders	$255,717	$350,790
Earnings (loss) per ordinary share – basic	$0.93	$1.19
Earnings (loss) per ordinary share – diluted	$0.91	$1.17
Weighted average number of ordinary shares and ordinary share equivalents, in thousands – basic	276,337	295,000
Weighted average number of ordinary shares and ordinary share equivalents, in thousands – diluted	280,458	299,469

Key Financial Measures
The following are some of the financial measures management considers important in evaluating our operating performance:

	Three Months Ended
	March 31,		Change
(U.S. dollars in thousands, except ratios and per share amounts)	2014	2013	2014 to 2013
Underwriting profit (loss) - P&C operations	$144,874	$180,588	(19.8)%
Combined ratio - P&C operations	89.7%	87.7%	2.0pts
Net investment income - P&C operations	$162,297	$174,780	(7.1)%
Operating net income (1)	$238,649	$279,868	(14.7)%
Operating net income per share (1)	$0.85	$0.93	$(0.08)
Annualized return on average ordinary shareholders’ equity (1)	10.1%	13.4%	(3.3)pts
Annualized operating return on average ordinary shareholders’ equity (1)	9.4%	10.7%	(1.3)pts
Annualized operating return on average ordinary shareholders’ equity excluding unrealized gains and losses on investments (1)	10.4%	12.3%	(1.9)pts

(U.S. dollars)	March 31, 2014	December 31, 2013	Change (Three Months)
Book value per ordinary share (1)	$37.45	$35.92	$1.53
Fully diluted tangible book value per ordinary share (1)	$35.30	$33.86	$1.44
____________

(1)	Represents a non-GAAP financial measure as discussed further below.
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

▪	The acquisition expense ratio related to the P&C operations is calculated by dividing the acquisition costs incurred by the net premiums earned for the Insurance and Reinsurance segments.

▪	The operating expense ratio related to the P&C operations is calculated by dividing the operating expenses incurred by the net premiums earned for the Insurance and Reinsurance segments.
Our underwriting profit (loss) in the three months ended March 31, 2014 and 2013 was consistent with the combined ratio, discussed below.

Combined ratio – P&C operations
The following table presents the ratios for our P&C operations for the three months ending March 31:

	2014	2013	Percentage Point Change
			2014 to 2013
Loss and loss expense ratio	58.9%	57.6%	1.3
Acquisition expense ratio	13.6%	14.8%	(1.2)
Operating expense ratio	17.2%	15.3%	1.9
Underwriting expense ratio	30.8%	30.1%	0.7
Combined ratio	89.7%	87.7%	2.0
Three months ended March 31, 2014 vs. 2013: The loss and loss expense ratio increase was primarily as a result of higher levels of natural catastrophe losses in 2014, changes in the mix of business and the impact of competitive market conditions, partially offset by higher favorable prior year reserve development in 2014 compared to 2013. The underwriting expense ratio increase was mainly driven by the Insurance segment due to higher operating expenses as a result of increased compensation costs from business expansion, partially offset by a decrease in acquisition expenses due to a change in the reinsurance structure in the Professional business group during 2014 as compared to 2013. For further information on our combined ratio, see “Income Statement Analysis” below.
Net investment income – P&C operations
Net investment income related to P&C operations, which includes interest and dividend income together with the amortization of premium and discount on fixed maturities and short-term investments, net of related investment expenses, is an important measure that affects our overall profitability. Our largest liability relates to our unpaid loss reserves, and our investment portfolio provides liquidity for claims settlements of these reserves as they become due. As a result, a significant part of the investment portfolio is invested in fixed income securities. Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates and credit spreads, foreign exchange rates and changes in overall asset allocation. See the segment results under “Investment Activities” below for a discussion of our net investment income for the three months ended March 31, 2014.
Operating net income and Operating net income per share
Operating net income is a non-GAAP financial measure defined as net income (loss) attributable to ordinary shareholders excluding: (1) our net realized gains and losses on investments, net of tax, (2) our net realized and unrealized gains and losses on derivatives, net of tax, (3) our share of items (1) and (2) for our operating affiliates for the periods presented, (4) goodwill impairment charges, net of tax, (5) the gains recognized on our purchase of XL-Cayman's preference ordinary shares and (6) foreign exchange gains or losses, net of tax. We evaluate the performance of and manage our business to produce an underwriting profit. In addition to presenting net income (loss), we believe that showing operating net income (loss) enables investors and other users of our financial information to analyze our performance in a manner similar to how we analyze our performance. In this regard, we believe that providing only a GAAP presentation of net income (loss) would make it more difficult for users of our financial information to evaluate our underlying business. We also believe that equity analysts and certain rating agencies that follow us (and the insurance industry as a whole) exclude these items from their analyses for the same reasons and they request that we provide this non-GAAP financial information on a regular basis. A reconciliation of our net income (loss) attributable to ordinary shareholders to operating net income (loss) is provided at “Reconciliation of Non-GAAP Measures” below.
Operating net income per share is calculated by dividing non-GAAP operating net income by the weighted average number of ordinary shares and ordinary share equivalents outstanding for each period combined with the impact from dilution of share-based compensation and certain conversion features where dilutive.
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
The following table presents our ROE for the three months ending March 31:

	2014	2013	Change 2014 to 2013
ROE	10.1%	13.4%	(3.3)pts
Three months ended March 31, 2014 vs. 2013: The decrease in our ROE was primarily due to lower underwriting results and lower net investment income, partially offset by higher affiliate earnings in 2014 than in 2013 as further discussed below under “Significant Items Affecting the Results of Operations” and "Income Statement Analysis."
Annualized operating return on average ordinary shareholders’ equity (“Operating ROE”)
Operating ROE is another non-GAAP financial measure that we consider important in evaluating our operating performance. Operating ROE is derived by dividing non-GAAP operating net income for any period by the average of the opening and closing ordinary shareholders' equity.
The following table presents our Operating ROE for the three months ending March 31:

	2014	2013	Change 2014 to 2013
Operating ROE	9.4%	10.7%	(1.3)pts
Three months ended March 31, 2014 vs. 2013: The decrease in our Operating ROE was the result of the lower operating net income in 2014 due to the factors discussed above as part of ROE.
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
The following table presents our Operating ROE ex-UGL for the three months ending March 31:

	2014	2013	Change 2014 to 2013
Operating ROE ex-UGL	10.4%	12.3%	(1.9)pts
Three months ended March 31, 2014 vs. 2013: The decrease in our Operating ROE ex-UGL was the result of the lower operating net income in 2014 due to the factors discussed above as part of ROE.
Book value per ordinary share
We view the change in our book value per ordinary share as an additional measure of our performance, representing the value generated for our ordinary shareholders each period, and we believe that this measure (along with the diluted measures described below) is a key driver of our share price over time. Book value per ordinary share, a non-GAAP financial measure, is calculated by dividing ordinary shareholders' equity (total shareholders' equity less non-controlling interest in equity of consolidated subsidiaries) by the number of outstanding ordinary shares at the applicable period end. Book value per ordinary share is affected primarily by net income (loss), by any changes in the net unrealized gains and losses on our investment portfolio, by currency translation adjustments and by the impact of any share buyback or issuance activity. Ordinary shareholders' equity was $10.2 billion and $10.0 billion and the number of ordinary shares outstanding was 273.6 million and 278.3 million at March 31, 2014 and December 31, 2013, respectively. Ordinary shares outstanding include all ordinary shares legally issued and outstanding (as disclosed on the face of the balance sheet) as well as all director share units outstanding.
The following table presents our book value per ordinary share at March 31, 2014 and December 31, 2013:

(U.S. dollars)	March 31, 2014	December 31, 2013	Change (Three Months)
Book value per ordinary share	$37.45	$35.92	$1.53
Three months ended March 31, 2014: The increase in our book value per ordinary share was primarily due to our net income attributable to ordinary shareholders, an increase in net unrealized gains on investments combined with the benefit of share buyback activity, partially offset by the payment of dividends.
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
The following table presents our fully diluted tangible book value per ordinary share at March 31, 2014 and December 31, 2013:

(U.S. dollars)	March 31, 2014	December 31, 2013	Change (Three Months)
Fully diluted tangible book value per ordinary share	$35.30	$33.86	$1.44
Three months ended March 31, 2014: The increase in our fully diluted tangible book value per ordinary share was a result of the factors noted above as part of book value per ordinary share.

RECONCILIATION OF NON-GAAP MEASURES
The following is a reconciliation of net income (loss) attributable to ordinary shareholders to operating net income (loss) and also includes the calculation of Operating ROE and Operating ROE ex-UGL for the three months ended March 31, 2014 and 2013:

(U.S. dollars in thousands, except ratios and per share amounts)	Three Months Ended
	March 31,
	2014	2013
Net income (loss) attributable to ordinary shareholders	$255,717	$350,790
Net realized (gains) losses on investments, net of tax	(18,889)	(36,238)
Net realized and unrealized (gains) losses on derivatives, net of tax	(1,810)	(7,885)
Net realized and unrealized (gains) losses on investments and derivatives related to the Company's insurance company affiliates	(3,958)	(180)
Foreign exchange (gains) losses, net of tax	7,589	(26,619)
Operating net income (loss)	$238,649	$279,868
Per ordinary share results:
Net income (loss) attributable to ordinary shareholders - diluted	$0.91	$1.17
Operating net income (loss) - diluted	$0.85	$0.93
Weighted average ordinary shares outstanding, in thousands:
Basic	276,337	295,000
Diluted	280,458	299,469
Return on ordinary shareholders' equity:
Closing ordinary shareholders' equity (at period end)	$10,244,962	$10,487,354
Unrealized (gain) loss on investments, net of tax (at period end)	$(1,025,711)	$(1,364,979)
Average ordinary shareholders' equity for the period excluding unrealized gains and losses on investments	$9,217,939	$9,078,000
Average ordinary shareholders' equity for the period	$10,121,298	$10,498,716
Operating net income (loss)	$238,649	$279,868
Annualized operating net income (loss)	$954,596	$1,119,472
Annualized operating ROE	9.4%	10.7%
Annualized operating ROE ex-UGL	10.4%	12.3%
SIGNIFICANT ITEMS AFFECTING THE RESULTS OF OPERATIONS
The Company’s net income and other financial measures as shown above for the three months ended March 31, 2014 have been affected by, among other things, the following significant items:
1)       The current underwriting environment; and
2)       Market movement impacts on our investment portfolio.
1) The Current Underwriting Environment
There can be no assurance that the following (re)insurance rate conditions or growth opportunities will be sustained or further materialize, or lead to improvements in our books of business. See “Cautionary Note Regarding Forward-Looking Statements.”
Insurance
During the three months ended March 31, 2014 we achieved an overall rate increase of 2.3% for the Insurance segment. While momentum has slowed, particularly in our short-tail lines, first quarter rate increases still exceeded claim trend for most businesses. Our North America businesses continued to show the most strength with rate increases in the 5% range. All of our monitored North American businesses had positive rate and “rate on rate” with the exception of property, which was decreased by just over 1%. Our International P&C businesses achieved rate on January 1 business for the second straight year, with rate increases in the 2 to 3% range, with the exception of property. Our Professional and Specialty businesses groups had rate increases in the 1 to 2% range, despite being adversely impacted by competitive aviation and U.S. D&O excess markets. Growth was once again particularly strong in North America where our construction, property, excess casualty and surety businesses experienced the largest percentage growth. International financial lines and select professional businesses (which offers professional liability as well as cyber liability to small and mid-size niche professional groups in the United States) also had strong growth in the quarter.

The trading environment for our core lines of insurance business remains competitive so we continue to focus on those lines of business that we believe provide the best return on capital, including the writing of selective new business and remaining committed to the underwriting actions necessary to improve our margins.
Reinsurance
The Reinsurance segment's gross premiums written decreased by 4.7% in the three months ended March 31, 2014 as compared to the same period in 2013, after adjusting for changes in foreign exchange rates. The decline in premium was predominantly attributable to the International property line, which encountered very difficult market conditions and the non-renewal of a large U.K. motor quota share, partially offset by new business and favorable renewals on whole account business in our Bermuda business group.
The April 1 renewals for the Reinsurance segment, the most significant of which being the Japanese market, were very competitive with pricing down 10 to 15%. There was also increased pressure on terms and conditions. These recent renewals reflect the intensely competitive environment across our whole portfolio, to a degree that we have not seen for a number of years.
The Reinsurance segment continues to develop new business opportunities in several areas and we expect to continue to build upon the strategic growth achieved in recent years. We continue to navigate our way cautiously through this phase of the market and are trading with long-standing clients with proven track records.
2) Market Movement Impacts on Our Investment Portfolio
During the three months ended March 31, 2014, the positive mark to market change of $295 million on our available for sale ("AFS") investments was primarily driven by a decrease in interest rates. This represents an approximately 0.6% appreciation in average assets for the three months ended March 31, 2014.
The following table provides further detail regarding the movements in relevant credit markets, as well as in government interest rates using selected market indices:

	Interest Rate Movement for the three months ended March 31, 2014 (1) (‘+’/‘-’ represents increases / decreases in interest rates)	Credit Spread Movement for the three months ended March 31, 2014 (2) (‘+’/‘-’ represents widening / tightening of credit spreads)
United States	-2 basis points (5 year Treasury)	-12 basis points (US Corporate A rated)
+7 basis points (US Mortgage Master Index)
-15 basis points (US CMBS, AAA rated)
United Kingdom	-29 basis points (10 year Gilt)	+8 basis points (UK Corporate, AA rated)
Euro-zone	-29 basis points (5 year Bund)	-3 basis points (Europe Corporate, A rated)
____________

(1)	Source: Bloomberg Finance L.P.

(2)	Source: Merrill Lynch Global Indices.
Net realized gains on investments in the three months ended March 31, 2014 totaled $19.2 million, including net realized losses of approximately $3.7 million related to OTTI charges on certain of the Company’s fixed income investments. For further analysis of this, see “Income Statement Analysis - Investment Activities” below.
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
Buybacks of Ordinary Shares
On February 22, 2013, we announced that the XL-Ireland Board of Directors approved a new share buyback program, authorizing the purchase of up to $850 million of our ordinary shares (the “Share Buyback Program”). At December 31, 2013, $275 million remained available for purchase under the Share Buyback Program. On February 21, 2014, we announced that the

XL-Ireland Board of Directors approved an increase to the Share Buyback Program, authorizing the purchase of up to $1.0 billion of our ordinary shares. This authorization includes the approximately $200.0 million that remained under the Share Buyback Program prior to the increase. During the three months ended March 31, 2014, we purchased and canceled 5.8 million ordinary shares under the Share Buyback Program for $175.0 million. At March 31, 2014, $892.6 million remained available for purchase under share buyback program.
All share buybacks were carried out by way of redemption in accordance with Irish law and the Company's constitutional documents. All shares so redeemed were canceled upon redemption.
Risk Management
Our risk management and risk appetite framework is detailed in Item 1, “Business - Enterprise Risk Management,” included in our Annual Report on Form 10-K for the year ended December 31, 2013. The table below shows our estimated per event net 1% and 0.4% exceedance probability exposures for certain peak natural catastrophe peril regions. These estimates assume that amounts due from reinsurance and retrocession purchases are 100% collectible. There may be credit or other disputes associated with these potential receivables.

			1-in-100 Event		1-in-250 Event
Geographical Zone (U.S. dollars in millions)	Peril	Measurement Date of In-Force Exposures (1)	Probable Maximum Loss (2)	Percentage of Adjusted Tangible Shareholders’ Equity at March 31, 2014	Probable Maximum Loss (2)	Percentage of Adjusted Tangible Shareholders’ Equity at March 31, 2014
North Atlantic	Windstorm	January 1, 2014	$1,316	12.9%	$1,841	18.0%
North America	Earthquake	January 1, 2014	887	8.7%	1,545	15.1%
Europe	Windstorm	January 1, 2014	567	5.6%	793	7.8%
Japan	Earthquake	January 1, 2014	243	2.4%	296	2.9%
Japan	Windstorm	January 1, 2014	124	1.2%	223	2.2%
____________

(1)	Detailed analyses of aggregated in-force exposures and maximum loss levels are done periodically. The measurement dates represent the date of the last completed detailed analysis by geographical zone.

(2)
Probable maximum losses, which include secondary uncertainty that incorporates variability around the expected probable maximum loss for each event, do not represent our maximum potential exposures and are pre-tax.

Regulatory Change
As part of our operational efficiency, management continues to actively monitor and assess the various regulatory initiatives and legislation that impact us or in the future could impact us. For example, management has been focused on Solvency II, which was adopted by the European Parliament in April 2009. This is a European Union ("E.U.") directive covering the capital adequacy and risk management of, and regulatory reporting for, European-based (re)insurers, as well as a new supervisory regime for the insurance industry. The Omnibus II directive was agreed to by the European Commission, the European Parliament and the Council of Ministers setting a Solvency II implementation date of January 1, 2016. The Central Bank of Ireland ("CBI") and Prudential Regulation Authority (“PRA”) have issued proposed interim reporting guidelines on applying the European Insurance and Occupational Pensions Authority (“EIOPA”) reporting guidelines for authorized firms to ensure their eventual readiness for Solvency II. Management continues to prepare for the implementation of Solvency II. See Item 1, “Business - Regulation,” included in our Annual Report on Form 10-K for the year ended December 31, 2013.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
See the discussion of our Critical Accounting Policies and Estimates in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2013.
VARIABLE INTEREST ENTITIES AND OTHER OFF-BALANCE SHEET ARRANGEMENTS
See the discussion of our variable interest entities and other off-balance sheet arrangements in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Variable Interest Entities (“VIEs”) and Other Off-Balance Sheet Arrangements,” of our Annual Report on Form 10-K for the year ended December 31, 2013 and Item 1, Note 11, “Variable Interest Entities,” to the Unaudited Consolidated Financial Statements included herein.

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
INCOME STATEMENT ANALYSIS
Segment Results for the three months ended March 31, 2014 compared to the three months ended March 31, 2013
Insurance
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
The following table summarizes the underwriting profit (loss) for the Insurance segment:

	Three Months Ended		Percentage
	March 31,		Change
(U.S. dollars in thousands)	2014	2013	2014 to 2013
Gross premiums written	$1,570,926	$1,497,787	4.9%
Net premiums written	1,127,367	1,189,188	(5.2)%
Net premiums earned	992,440	1,039,092	(4.5)%
Net losses and loss expenses	639,193	650,517	(1.7)%
Acquisition costs	105,000	130,622	(19.6)%
Operating expenses	203,053	183,997	10.4%
Underwriting profit (loss)	$45,194	$73,956	(38.9)%
Net results – structured products	4,890	4,185	16.8%
Net fee income and other (expense)	(1,212)	(1,939)	(37.5)%
Gross Premiums Written
The following table summarizes our gross premiums written by business group for the Insurance segment:

	Three Months Ended		Percentage
	March 31,		Change
(U.S. dollars in thousands)	2014	2013	2014 to 2013
IPC	$582,948	$585,123	(0.4)%
NAPC	396,040	358,418	10.5%
Professional	333,154	303,442	9.8%
Specialty	258,784	250,804	3.2%
Total	$1,570,926	$1,497,787	4.9%
Gross premiums written increased by 4.9%. The following is a summary of the premium movements by business group:

▪
IPC - decrease of 0.4% driven mainly by lower renewed premiums in primary casualty and Lloyd's business lines, lower levels of new business and the impact of unfavorable prior year premium adjustments in the current year quarter.

▪
NAPC - increase of 10.5% largely driven by higher renewed premiums in the primary casualty, excess casualty and construction business lines, partially offset by lower levels of new business across most lines.

▪	Professional - increase of 9.8% driven by higher renewed premiums in international professional and in select business lines, partially offset by lower pricing.

▪
Specialty - increase of 3.2% due to new business in crisis management and political risk business lines, partially offset by lower new business and unfavorable prior year premium adjustments in marine lines and weaker pricing in aviation.

Foreign exchange rate movements also impacted our gross premiums written. When evaluated in local currency, our gross premiums written increased by 3.7%, compared to the 4.9% shown above.
Net Premiums Written
The decrease of 5.2% resulted from an increase in ceded premiums written partially offset by the gross premiums written increases outlined above. The increase in ceded premiums primarily relates to a modification in our reinsurance structure to one that utilizes proportional reinsurance in our Professional business group in order to take advantage of favorable market terms. In addition, an increase in global property and construction writings that involve cessions to co-insurers and/or the captive insurance operations of our insureds and higher reinsurer participation on certain marine and primary casualty treaties contributed to the higher ceded premiums written.
Net Premiums Earned
The decrease of 4.5% is attributable to the increase in ceded premiums written and earned in the Professional business group due to the modification in the reinsurance structure as mentioned above. Partially offsetting this was growth in net premiums from NAPC property, NAPC primary casualty, NAPC construction and NAPC surplus lines.
Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Insurance segment:

	Three Months Ended		Percentage
	March 31,		Point Change
	2014	2013	2014 to 2013
Loss and loss expense ratio	64.4%	62.6%	1.8
Acquisition expense ratio	10.6%	12.6%	(2.0)
Operating expense ratio	20.4%	17.7%	2.7
Underwriting expense ratio	31.0%	30.3%	0.7
Combined ratio	95.4%	92.9%	2.5
The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Insurance segment for the three months ended March 31, 2014 and 2013:

	Three Months Ended		Percentage
	March 31,		Point Change
	2014	2013	2014 to 2013
Loss and loss expense ratio	64.4%	62.6%	1.8
Prior year reserve development	0.8%	1.0%	(0.2)
Loss ratio excluding prior year development	65.2%	63.6%	1.6

Loss Ratio - excluding prior year development
The 1.6 percentage point increase in the loss ratio excluding prior year development was primarily as a result of higher levels of natural catastrophe losses in the three months ended March 31, 2014 as compared to the prior year period. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for the three months ended March 31, 2014 were $13.2 million higher than in the same period in 2013. Excluding favorable prior year development, net natural catastrophe losses and related reinstatement premiums in both quarters, the loss ratio for the three months ended March 31, 2014 compared to the same period of 2013 increased by 0.3 percentage points to 63.5%.
Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Insurance segment for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2014	2013
Property	$(15,679)	$(18,772)
Casualty	1,702	1,801
Professional	(1,226)	125
Specialty	4,973	4,765
Other (1)	1,896	1,889
Total	$(8,334)	$(10,192)
____________
(1)    Other includes programs, excess and surplus, surety, structured indemnity and certain discontinued lines.
Net favorable prior year reserve development of $8.3 million was mainly attributable to the following:

▪
For property lines, net prior year development was $15.7 million favorable. This was driven by better than expected loss experience reported for the non-catastrophe exposures primarily in the 2012 and 2013 accident years.

▪	For casualty lines, net prior year development was $1.7 million unfavorable arising predominantly in the 2013 accident year.

▪	For professional lines, net prior year development was $1.2 million favorable due mainly to a decrease in the reinsurance bad debt reserves for the U.S. and Bermuda books.

▪
For specialty lines, net prior year development was $5.0 million unfavorable. This was driven by worse than expected large loss experience reported in marine, principally in the 2012 and 2013 accident years.

▪	For other lines, net prior year development was $1.9 million unfavorable arising predominantly in the 2013 accident year.
Acquisition Costs and Operating Expenses
Underwriting Expense Ratio
The increase of 0.7 percentage points was due to an increase in the operating expense ratio of 2.7 percentage points partially offset by a decrease in the acquisition expense ratio of 2.0 percentage points, as follows:

▪
Operating expense ratio - increased 2.7 percentage points mainly due to higher compensation expenses from business expansion and higher professional fees for the three months ended March 31, 2014 compared to the same period of 2013.

▪	Acquisition expense ratio - decreased largely due to a combination of a change in the mix of business and the favorable impact of the modification of our reinsurance structure mentioned above.
Net Results - Structured Products
Net results from structured insurance products, which increased 16.8% from the prior year quarter, includes net investment income of $10.1 million and $9.6 million and interest expense of $5.2 million and $5.4 million, for the three months ended March 31, 2014 and 2013, respectively. The increase in the net results from the prior year quarter was mainly due to higher net investment income from the investment of portfolio cash into fixed income securities.

For further information about these structured indemnity contracts that are accounted for as deposit contracts, see Item 8, Note 11, “Deposit Liabilities,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Net Fee Income and Other
The increase in net fee income and other was largely due to higher income in our risk engineering services business compared to the same period of 2013.
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
The following table summarizes the underwriting profit (loss) for the Reinsurance segment:

	Three Months Ended		Percentage
	March 31,		Change
(U.S. dollars in thousands)	2014	2013	2014 to 2013
Gross premiums written	$857,713	$907,129	(5.4)%
Net premiums written	792,173	853,021	(7.1)%
Net premiums earned	420,088	425,154	(1.2)%
Net losses and loss expenses	192,312	192,567	(0.1)%
Acquisition costs	87,235	85,534	2.0%
Operating expenses	40,861	40,421	1.1%
Underwriting profit (loss)	$99,680	$106,632	(6.5)%
Net results – structured products	3,063	991	209.1%
Net fee income and other	673	632	6.5%

Gross Premiums Written
The following table summarizes our gross premiums written by business group for the Reinsurance segment:

	Three Months Ended		Percentage
	March 31,		Change
(U.S. dollars in thousands)	2014	2013	2014 to 2013
Bermuda	$272,120	$245,174	11.0%
North America	141,048	141,498	(0.3)%
International	444,545	520,416	(14.6)%
Other (1)	—	41	(100.0)%
Total	$857,713	$907,129	(5.4)%
____________

(1)	Other relates to discontinued structured indemnity.
Gross premiums written decreased by 5.4%. The following is a summary of the premium movements by business group:

▪	Bermuda - increase of 11.0% due to new business and favorable renewals on whole account business.

▪
North America - the marginal decrease of 0.3% was due to non-renewals in the casualty treaty line as well as reductions in volume, shares and rates, partially offset by increased agricultural premiums within the property treaty business.

▪
International - decrease of 14.6%, mainly driven by lower casualty and property treaty renewals due to decreases in shares and competitive market conditions in Europe, including the non-renewal of a U.K. motor business quota share.

Foreign exchange rate movements also impacted our gross premiums written. When evaluated in local currency, our gross premiums written decreased by 4.7%, compared to the 5.4% shown above.

Net Premiums Written
The decrease of 7.1% resulted from the gross written premium decreases outlined above together with an increase in ceded written premiums, mainly due to a new agricultural program in North America.
Net Premiums Earned
The decrease of 1.2% is mainly attributable to the overall earn through of lower current and prior year premiums and from the North America business group where, in the prior year quarter there was favorable premium adjustments in the property and casualty treaty lines, partially offset by increased writings of agricultural business as described above and unfavorable prior year quarter premium adjustments on International casualty lines, which did not repeat in the current quarter.
Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Reinsurance segment:

	Three Months Ended		Percentage
	March 31,		Point Change
	2014	2013	2014 to 2013
Loss and loss expense ratio	45.8%	45.3%	0.5
Acquisition expense ratio	20.8%	20.1%	0.7
Operating expense ratio	9.7%	9.5%	0.2
Underwriting expense ratio	30.5%	29.6%	0.9
Combined ratio	76.3%	74.9%	1.4
The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Reinsurance segment for the three months ended March 31, 2014 and 2013:

	Three Months Ended		Percentage
	March 31,		Point Change
	2014	2013	2014 to 2013
Loss and loss expense ratio	45.8%	45.3%	0.5
Prior year reserve development	7.2%	4.9%	2.3
Loss ratio excluding prior year development	53.0%	50.2%	2.8
Loss Ratio - excluding prior year development
The 2.8 percentage point increase in the loss ratio excluding prior year development was due to changes in the mix of business in Bermuda, the impact of prior year premium adjustments in the prior year quarter and the impact of competitive market conditions. Natural catastrophe losses were nil in both periods.
Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by business group relating to the Reinsurance segment for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2014	2013
Property and other short-tail lines	$(25,550)	$(21,778)
Casualty and other long-tail lines	(4,946)	748
Total	$(30,496)	$(21,030)
Net favorable prior year reserve development of $30.5 million for the three months ended March 31, 2014 was mainly attributable to the following:

▪	Net favorable prior year development for the short-tailed lines totaled $25.6 million. Details of the significant components are as follows:

▪
For property catastrophe and other property lines, net prior year development was $10.5 million favorable, comprised of $2.5 million unfavorable development on major catastrophe losses and $13.0 million better than expected development on attritional losses. The $2.5 million unfavorable development on major catastrophe losses is comprised of $9.5 million unfavorable development on the 2013 catastrophe losses and $3.1 million unfavorable development on the 2010 catastrophe losses partially offset by $8.6 million favorable development on the 2011 and 2012 catastrophe losses and $1.5 million favorable development on other catastrophe losses.

▪
For marine and aviation lines, net prior year development was $15.0 million favorable, comprised of $4.7 million favorable development on the 2008 catastrophe losses and $10.4 million favorable development driven by better than expected attritional loss development of $7.0 million in the Europe aviation book and $3.5 million in the marine books mainly in Europe and Bermuda.

▪
Net favorable prior year development for the long-tailed lines totaled $4.9 million. The casualty lines accounted for$4.8 million favorable due to better than expected development on attritional losses mainly in the U.K. motor book.

Underwriting Expense Ratio
The increase of 0.9 percentage points was due to an increase in the acquisition expense ratio of 0.7 percentage points and an increase in the operating expense ratio of 0.2 percentage points, as follows:

▪
Acquisition expense ratio - increased due to a state assessment relating to prior year premiums, received in the current year in North America, and in Bermuda, due to a favorable profit commission adjustment which occurred in the prior year quarter.

▪	Operating expense ratio - the total operating expense amount remained consistent in the three months ended March 31, 2014 compared to the same period in 2013.
Net Results - Structured Products
Net results from structured reinsurance products, which increased 209.1% from the prior year quarter, includes net investment income of $8.7 million and $8.1 million and interest expense of $5.6 million and $7.1 million, for the three months ended March 31, 2014 and 2013, respectively. The increase in the net results from the prior year quarter was mainly due to a reduction in interest expense resulting from changes in the expected cash flows and payout patterns on one of the larger structured indemnity contracts.
For further information about these structured indemnity contracts that are accounted for as deposit contracts see Item 8, Note 11, “Deposit Liabilities,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Life Operations
The following table summarizes the contribution from the Life operations segment, which has been in run-off since 2009:

	Three Months Ended		Percentage
	March 31,		Change
(U.S. dollars in thousands)	2014	2013	2014 to 2013
Gross premiums written	$84,297	$72,970	15.5%
Net premiums written	76,311	65,445	16.6%
Net premiums earned	76,311	65,445	16.6%
Claims and policy benefits	113,587	110,953	2.4%
Acquisition costs	7,179	4,103	75.0%
Operating expenses	3,188	2,595	22.9%
Net investment income	70,892	71,688	(1.1)%
Net fee income and other	45	1,043	(95.7)%
Realized gains (losses) on investments	1,563	(9,069)	N/M
Contribution from Life operations	$24,857	$11,456	117.0%
____________

*	N/M - Not Meaningful
Gross Premiums Written
Gross written premiums increased by 15.5%. The following is a summary of the premium movements by business group:

	Three Months Ended
	March 31, 2014			March 31, 2013
(U.S. dollars in thousands)	Gross Premiums Written	Net Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
Annuity	$39,007	$31,797	$31,797	$36,372	$29,684	$29,684
Other Life	45,290	44,514	44,514	36,598	35,761	35,761
Total	$84,297	$76,311	$76,311	$72,970	$65,445	$65,445
The 15.5% increase was mainly driven by the Other Life lines of business, which increased 23.7% primarily due to a decrease in gross premiums written in the prior year period due to lapse notifications on U.S. term life business in the prior year period. The annuity business increased by 7.2% in the three months ended March 31, 2014 compared to the same period in 2013, due to the impact of favorable foreign exchange movements.
Net Premiums Written and Net Premiums Earned
The 16.6% increase in both net premium written and net premiums earned was consistent with the movements in total gross premiums written already noted.
Claims and Policy Benefits
The 2.4% increase was due to the impact of unfavorable foreign exchange movements off-setting the run-off nature of the Life operations business.
Acquisition Costs
The 75.0% increase was primarily due to favorable premium adjustments on U.S. term life business following lapse notifications in the prior year.
Operating Expenses
The 22.9% increase in operating expenses is largely due to an increase in allocated corporate costs.

Net Investment Income - Life Operations
Net investment income is included in the calculation of contribution from Life operations, as it relates to income earned on portfolios of separately identified and managed life investment assets and other allocated assets. The 1.1% decrease was due to lower investment yields and a lower invested asset base, reflecting the run-off nature of the Life operations business.
Net Fee Income and Other
A non-recurring fee of $1.0 million was received during the three months ended March 31, 2013 in relation to the U.S. term life business, to compensate us for additional rights granted to the cedants.
Investment Performance
We manage our fixed income portfolio in accordance with investment guidelines approved by the Risk and Finance Committee of the Board of Directors of XL-Ireland. The following is a summary of the investment portfolio returns, which are calculated by dividing the sum of gross investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of the portfolio, for each of our fixed income and non-fixed income portfolios, for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
Total Return on Investments (1)
P&C portfolio	1.5%	0.7%
Life portfolio	3.2%	1.1%

Other Portfolios (2)
Alternative portfolio (3)	2.4%	4.1%
Equity portfolio	1.4%	5.2%
___________

(1)
The performance of investment portfolios is measured on a local currency basis and is not annualized. For aggregate performance calculation, respective local currency balances are translated to U.S. dollars at quarter end rates to calculate composite portfolio results.

(2)	Performance on Other Portfolios is included in the Total Return on Investments.

(3)	Performance on the alternative portfolio reflects the three months ended February 28, 2014 and 2013, respectively for both equity and non-equity alternative funds.
Investment Activities
The following table illustrates the net investment income from P&C operations, net income from investment fund affiliates, net realized (losses) gains on investments and net realized and unrealized gains (losses) on derivative instruments for the three months ended March 31, 2014 and 2013:

	Three Months Ended		Percentage
	March 31,		Change
(U.S. dollars in thousands)	2014	2013	2014 to 2013
Net investment income - P&C operations (1)	$162,297	$174,780	(7.1)%
Net income (loss) from investment fund affiliates (2)	33,303	32,221	3.4%
Net realized gains (losses) on investments	19,229	36,509	(47.3)%
Net realized and unrealized gains (losses) on derivative instruments (3)	1,810	7,885	(77.0)%
____________

(1)	Net investment income relating to P&C operations includes the net investment income related to the net results from structured products.

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

Net Investment Income - P&C Operations
The decrease of 7.1% was primarily due to a reduction in investment yields as a result of lower reinvestment rates. We estimate that approximately $3.0 billion of P&C assets with an average gross book yield of 2.9% will mature and pay down over the next 12 months compared to the average new money rate in the three months ended March 31, 2014 on our P&C portfolio of 1.9%.

Net Income (Loss) from Investment Fund Affiliates
Net income from investment fund affiliates includes earnings from our investments in closed-end investment funds and partnerships and similar vehicles that are accounted for under the equity method.
Performance for the three months ended March 31, 2014 was in line with the same period of 2013. Alternative investment fund returns were strong in the quarter and were modestly ahead of the prior year quarter. Top performing strategies included event driven and equity long/short. Private investment fund returns were also strong in the quarter but down moderately from the prior year quarter's results.
Net Realized Gains and Losses on Investments
Net realized gains on investments of $19.2 million included the following:

▪	Net realized gains of $23.0 million resulted primarily from sales of alternative investments, corporate and non-U.S. Sovereign Government securities, partially offset by losses in Agency RMBS.

▪	Realized losses of approximately $3.7 million related to the OTTI write-down of certain of our AFS investments. The main components of the net impairment charges were:

▪
$2.2 million for structured securities, principally non-Agency RMBS, where we determined that the likely recovery on these securities was below the carrying value and, accordingly, recorded an impairment of the securities to the discounted value of the cash flows expected to be received on these securities.

▪	$1.5 million related to foreign exchange losses.
Net realized gains on investments of $36.5 million in the three months ended March 31, 2013 included realized losses of $4.6 million related to the write-down of certain of our fixed income and equity investments with respect to which we determined that there was an other-than-temporary decline in the value of those investments, as well as net realized gains of $41.1 million.
Net Realized and Unrealized Gains and Losses on Derivative Instruments
Net realized and unrealized gains on derivatives of $1.8 million in the three months ended March 31, 2014 resulted from our investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments. For a further discussion, see Item 1, Note 6, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements included herein.
Other Revenues and Expenses
The following table sets forth our other revenues and expenses for the three months ended March 31, 2014 and 2013:

	Three Months Ended		Percentage
	March 31,		Change
(U.S. dollars in thousands)	2014	2013	2014 to 2013
Net income (loss) from operating affiliates (1)	$46,285	$30,998	49.3%
Exchange (gains) losses	10,441	(33,435)	N/M
Corporate operating expenses	51,338	46,922	9.4%
Interest expense (2)	32,160	26,136	23.0%
Income tax expense	34,321	43,479	(21.1)%
____________

(1)	The Company generally records the income related to certain operating affiliates on a three-month lag based upon the availability of the information provided by the investees.

(2)	Interest expense includes costs related to our debt and collateral facilities and does not include deposit liability accretion, which is included in Net investment results - structured products.

*	N/M - Not Meaningful

Net Income (Loss) from Operating Affiliates
The following table sets forth the net income (loss) from operating affiliates for the three months ended March 31, 2014 and 2013:

	Three Months Ended		Percentage
	March 31,		Change
(U.S. dollars in thousands)	2014	2013	2014 to 2013
Net income (loss) from investment manager affiliates	$26,983	$18,456	46.2%
Net income (loss) from strategic operating affiliates	19,302	12,542	53.9%
Net income (loss) from operating affiliates	$46,285	$30,998	49.3%
Net Income from Investment Manager Affiliates
The increase of 46.2% principally reflects the strong fourth quarter of 2013 investment performance and, to a lesser extent, incremental assets under management for several investment manager affiliates. Positive investment performance leads to strong incentive fees for the managers, which are reported on a one quarter-lag basis in our results.
Net Income from Strategic Operating Affiliates
The increase of 53.9% was largely due to higher current period income related to an insurance affiliate that writes direct U.S. homeowners insurance combined with income from Five Oaks Investment Corp. (“Five Oaks”). For further information about Five Oaks see Item 8, Note 6, “Investments in Affiliates,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Exchange Gains and Losses
The foreign exchange losses of $10.4 million in the three months ended March 31, 2014 were a result of an overall weakening of the value of the U.S. dollar against most of our major currency exposures, particularly the U.K. sterling, the Euro, and the Swiss franc. In the three months ended March 31, 2013, foreign exchange gains of $33.4 million were produced as a result of an overall strengthening of the value of the U.S. dollar against our major currency exposures, principally the U.K. sterling, the Euro and the Swiss franc.
Corporate Operating Expenses
The increase of 9.4% was a result of increased compensation costs as well as an increase in information technology costs and other expenses associated with infrastructure and organizational initiatives.
Interest Expense
The increase of 23.0% was a result of the overall increase in our debt following the sale of 2.30% Senior Notes due 2018 and the sale of 5.25% Senior Notes due 2043 during the fourth quarter of 2013. For further information about our debt financing see Item 8, Note 13, “Notes Payable and Debt and Financing Arrangements,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Income Tax Expense
Tax charges of $34.3 million and $43.5 million were incurred in the three months ended March 31, 2014 and 2013, respectively. The tax charges recognized in these periods reflect our expected full year effective tax rate applicable to each of the years, applied to our ordinary income in the respective periods.

BALANCE SHEET ANALYSIS
Investments
We seek to generate growth in book value and net investment income through our investment activities. Our investment strategy strives to balance investment returns against market and credit risk. Our overall investment portfolio is structured to take into account a number of variables including liability profile, local regulatory requirements, business needs, collateral management and risk tolerance.
At March 31, 2014 and December 31, 2013, total investments, cash and cash equivalents, accrued investment income and net receivable/(payable) for investments sold/(purchased) were approximately $36.8 billion and $36.6 billion, respectively. The following table summarizes the composition of our invested assets at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
(U.S. dollars in thousands)	Carrying Value (1)	Percent of Total	Carrying Value (1)	Percent of Total
Cash and cash equivalents	$2,476,047	6.7%	$1,800,832	4.9%
Net receivable/ (payable) for investments sold/ (purchased)	(18,477)	(0.1)%	84,603	0.2%
Accrued investment income	322,596	0.9%	346,809	0.9%
Short-term investments	382,113	1.0%	456,288	1.2%
Fixed maturities - AFS:
U.S. Government and Government-Related/Supported (2)	2,319,052	6.3%	2,501,851	6.8%
Corporate - Financials (3) (4)	3,550,097	9.6%	3,481,991	9.5%
Corporate - Non Financials (4)	7,558,408	20.5%	7,643,839	20.9%
RMBS – Agency	3,222,483	8.7%	3,546,122	9.7%
RMBS – Non-Agency	401,393	1.1%	398,768	1.1%
CMBS	1,198,312	3.3%	1,246,795	3.4%
CDO	725,060	2.0%	717,313	2.0%
Other asset-backed securities (5)	1,196,312	3.2%	1,242,104	3.4%
U.S. States and political subdivisions of the States	1,902,451	5.2%	1,845,812	5.0%
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (2)	5,066,256	13.8%	4,875,541	13.3%
Total fixed maturities - AFS	$27,139,824	73.7%	$27,500,136	75.1%
Fixed maturities - held to maturity ("HTM"):
U.S. Government and Government-Related/Supported (2)	11,052	—%	10,993	—%
Corporate - Financials (3) (4)	270,873	0.7%	269,547	0.7%
Corporate - Non Financials (4)	1,106,058	3.0%	1,117,316	3.1%
RMBS – Non-Agency	67,037	0.2%	66,987	0.2%
CMBS	145,005	0.4%	144,924	0.4%
Other asset-backed securities (5)	106,514	0.3%	106,540	0.3%
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (2)	1,147,948	3.1%	1,142,388	3.1%
Total fixed maturities - HTM	$2,854,487	7.7%	$2,858,695	7.8%
Equity securities (6)	1,055,393	2.9%	1,040,237	2.8%
Investments in affiliates	1,401,731	3.8%	1,370,943	3.8%
Other investments	1,218,223	3.4%	1,164,630	3.3%
Total investments and cash and cash equivalents	$36,831,937	100.0%	$36,623,173	100.0%
____________

(1)	Carrying values represents the fair value for AFS fixed maturities and amortized cost for HTM securities.

(2)
U.S. Government and Government-Related/Supported and Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported include government-related securities with an amortized cost of $2,301.8 million and $2,241.5 million and carrying value of $2,346.7 million and $2,275.6 million at March 31, 2014 and December 31, 2013, respectively, and U.S. Agencies with an amortized cost of $238.0 million and $267.0 million and carrying value of $260.6 million and $284.3 million at March 31, 2014 and December 31, 2013, respectively.

(3)
Included in Corporate - Financials are gross unrealized losses of $11.2 million and $12.7 million on Tier One and Upper Tier Two securities of financial institutions (“Hybrids”) with a carrying value of $100.4 million and $114.7 million at March 31, 2014 and December 31, 2013, respectively, as well as gross unrealized losses of $8.7 million and $9.3 million on subordinated debt (including lower Tier Two securities) with a carrying value of $84.9 million and $86.6 million at March 31, 2014 and December 31, 2013, respectively.

(4)
Included within Corporate are certain floating rate medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes have a carrying value of $154.7 million and $154.6 million and an amortized cost of $146.2 million and $147.7 million at March 31, 2014 and December 31, 2013, respectively. These securities have been allocated ratings of the underlying pool of securities. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(5)
Covered Bonds within Fixed maturities - AFS with a carrying value of $537.5 million and $553.1 million at March 31, 2014 and December 31, 2013, respectively, and Covered Bonds within Fixed maturities - HTM with a carrying value of $8.6 million and $8.6 million at March 31, 2014 and December 31, 2013, respectively, are included within Other asset-backed securities to align our classification to market indices.

(6)	Included within Equity securities are investments in fixed income funds with a carrying value of $89.1 million and $87.4 million at March 31, 2014 and December 31, 2013, respectively.
We review our corporate debt investments on a regular basis to consider their concentration, credit quality and compliance with established guidelines. At March 31, 2014 and December 31, 2013, the average credit quality of our total fixed income portfolio (consisting of corporate debt and U.S. Agency debt and related mortgage-backed securities having and including fixed maturities, short-term investments, cash and cash equivalents and net receivable/(payable) for investment sold/(purchased)) was “Aa3/AA-” and "Aa3/AA-", respectively. Included in the table below are the credit ratings of the fixed income portfolio excluding operating cash at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
Investments by Credit Rating (1) (U.S. dollars in millions)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AAA	$13,006	40.1%	$12,957	40.6%
AA	6,863	21.1%	6,738	21.1%
A	8,052	24.8%	7,761	24.3%
BBB	3,741	11.5%	3,654	11.4%
BB and below	778	2.4%	792	2.5%
Not rated	20	0.1%	18	0.1%
Total	$32,460	100.0%	$31,920	100.0%
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

Gross and Net Unrealized Gains and Losses on Investments
We had gross unrealized losses totaling $308.0 million on 1,912 securities out of a total of 7,848 held at March 31, 2014 in our AFS portfolio and $0.2 million on 2 securities out of a total of 201 held in our HTM portfolio, that we consider to be temporarily impaired. Individual security positions comprising this balance have been evaluated by management, in conjunction with our investment managers, to determine the severity of these impairments and whether they should be considered other-than-temporary.
Gross unrealized losses can be attributed to the following significant drivers:

•
gross unrealized losses of $80.6 million related to the P&C portfolio of Government and Government-Related holdings. Securities in a gross unrealized loss position had a fair value of $3.1 billion at March 31, 2014.

•
gross unrealized losses of $37.1 million related to the P&C portfolio of Core CDO holdings (defined by the Company as investments in non-subprime CDOs), which consisted primarily of collateralized loan obligations (“CLOs”). Securities in a gross unrealized loss position had a fair value of $683.3 million at March 31, 2014.

•
gross unrealized losses of $24.7 million related to the P&C portfolio of Non-Agency RMBS portfolio (which consists of our holdings of sub-prime Non-Agency RMBS, second liens, asset backed securities collateralized debt obligations ("ABS CDOs") with sub-prime collateral, Alt-A and Prime RMBS). Securities in an unrealized loss position had a fair value of $245.5 million at March 31, 2014. The Company has incurred realized losses, consisting of charges for OTTI and realized losses from sales, of approximately $1.4 billion since the beginning of 2007 through March 31, 2014 on these asset classes.

•
gross unrealized losses of $31.4 million related to our Life operations investment portfolio. Securities in a gross unrealized loss position had a fair value of $839.8 million at March 31, 2014. Of these gross unrealized losses, $7.4 million related to $155.5 million of exposures to corporate financial institutions, including $4.6 million related to Tier One and Upper Tier Two securities.

At March 31, 2014, the Life operations investment portfolio had an average interest rate duration of 8.7 years, primarily denominated in U.K. sterling and Euro. As a result of the long duration, significant gross losses can arise as the fair values of these securities are more sensitive to prevailing government interest rates and credit spreads. This portfolio is generally matched to corresponding long duration liabilities. A hypothetical parallel increase in interest rates and credit spreads of 50 and 25 basis points, respectively, would increase the unrealized losses related to this portfolio at March 31, 2014 by approximately $285.4 million and $109.1 million, respectively, on both the AFS and HTM Life operations investment portfolios.
Given the long-term nature of the Life operations investment portfolio, the level of credit spreads on financial institutions at March 31, 2014 relative to historical averages within the U.K. and Euro-zone, and our liquidity needs at March 31, 2014, the Company believes that it will continue to hold these assets until such time as they mature, or credit spreads on financial institutions revert to levels more consistent with historical averages.

•
gross unrealized losses of $62.7 million related to the Corporate holdings within our P&C portfolio. Securities in a gross unrealized loss position had a fair value of $2,178.2 million at March 31, 2014. Of the gross unrealized losses, $24.4 million relate to financial institutions. In addition, $0.4 million relate to medium term notes primarily supported by pools of European investment grade credit with varying degrees of leverage. These had a fair value of $25.0 million at March 31, 2014. Management believes that expected cash flows from these bonds over the expected holding period will be sufficient to support the remaining reported amortized cost.

The following table details the security type and length of time that AFS securities were in a continual gross unrealized loss position at March 31, 2014:

(U.S. dollars in thousands)	March 31, 2014
Security Type and Length of Time in a Continual Unrealized Loss Position	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Fixed Maturities and Short-Term Investments
Less than 6 months	$(23,352)	$2,894,103
At least 6 months but less than 12 months	(107,120)	3,457,409
At least 12 months but less than 2 years	(43,360)	872,053
2 years and over	(115,433)	1,280,428
Total	$(289,265)	$8,503,993
Equities
Less than 6 months	$(4,413)	$71,209
At least 6 months but less than 12 months	(14,343)	115,858
Total	$(18,756)	187,067

The following is the maturity profile of the available for sale fixed income securities that were in a continual gross unrealized loss position at March 31, 2014:

	March 31, 2014
(U.S. dollars in thousands)	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Maturity profile in years of AFS fixed income securities in a gross unrealized loss position
Less than 1 year remaining	$(19,533)	$465,266
At least 1 year but less than 5 years remaining (1)	(55,129)	3,348,588
At least 5 years but less than 10 years remaining (1)	(55,912)	1,602,879
At least 10 years but less than 20 years remaining (1)	(23,430)	296,189
At least 20 years or more remaining (1)	(17,735)	280,826
RMBS - Agency	(38,809)	1,136,889
RMBS - Non-Agency	(24,624)	239,272
CMBS	(10,567)	296,868
CDO	(37,058)	683,322
Other asset-backed securities	(6,468)	153,894
Total	$(289,265)	$8,503,993
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

The following is the maturity profile of the HTM fixed income securities that were in a gross unrealized loss position at March 31, 2014:

	March 31, 2014
(U.S. dollars in thousands)	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Maturity profile in years of HTM fixed income securities in a gross unrealized loss position
Less than 1 year remaining	$(70)	$4,930
At least 1 year but less than 5 years remaining	(50)	2,005
At least 5 years but less than 10 years remaining	—	—
At least 10 years but less than 20 years remaining	—	—
At least 20 years or more remaining	(70)	5,007
Other asset-backed securities	—	—
Total	$(190)	$11,942
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
As noted in Item 8, Note 2, “Significant Accounting Policies,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, the determination of the amount of OTTI varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. We consider a wide range of factors about the securities and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in our evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. We update our evaluations regularly and reflect additional impairments in net income as determinations are made. Our determination of the amount of the impairment taken on investments is highly subjective and could adversely impact our results of operations. There can be no assurance that we have accurately assessed the level of OTTI taken and reflected in our financial statements. Furthermore, additional impairments may need to be taken in the future. Historical trends may not be indicative of future impairments.
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
At March 31, 2014, we had structured securities with gross unrealized losses of $24.7 million on non-Agency RMBS, $37.1 million on Core CDOs and $10.2 million on CMBS holdings. Included in these securites are mortgage and asset-backed securities that had a fair value of $4.8 million, gross unrealized losses of $11.3 million and a cumulative fair value decline of greater than 50% of amortized cost. We have evaluated each of these securities in conjunction with our investment manager service providers and believe it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost.
Refer to “Significant Items Affecting the Results of Operations” above for further discussion surrounding the impact of credit market movements on our investment portfolio.
European Sovereign Debt Crisis
As developed markets emerged from recession globally, several key nations within the European Union (the "EU") - particularly Greece, Italy, Ireland, Portugal and Spain (the “European Periphery Nations") - have carried particularly high debt and have been slower to return to positive economic growth due to austerity measures implemented to lower such countries' debt levels, and a general lack of competitiveness. The European Central Bank has taken various measures and has asserted its willingness to take any measures deemed necessary to protect these sovereigns' ability to continue to fund their debt. As a result, we believe market risks associated with the European Sovereign Debt crisis have been greatly reduced.
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
The following is an analysis of our AFS and HTM fixed maturity investment exposures related to the European Periphery Nations at March 31, 2014 and December 31, 2013 and the contractual maturities of these securities. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2014		December 31, 2013
(U.S. dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturities - European Periphery Nations - AFS:
Government and government related – National Governments	$65,488	$66,536	$33,879	$33,606
Government and government related – Local Governments	—	—	—	—
Corporate investments – Financial Institutions	752	759	754	757
Corporate investments – Non-Financial Institutions	54,422	59,895	55,737	59,083
Structured Credit (1)	8,490	9,456	8,369	9,228
Total	$129,152	$136,646	$98,739	$102,674
Due less than one year	$5,763	$5,450	$7,159	$6,918
Due after 1 through 5 years	77,784	79,763	46,306	46,756
Due after 5 through 10 years	17,956	18,871	17,888	18,128
Due after 10 years	27,649	32,562	27,386	30,872
Total	$129,152	$136,646	$98,739	$102,674
Fixed maturities - European Periphery Nations - HTM:
Government and government related – National Governments	$12,617	$12,779	$12,536	$11,894
Government and government related – Local Governments	—	—	—	—
Corporate investments – Non-Financial Institutions	57,048	61,471	61,058	62,732
Structured Credit (1)	—	—	—	—
Total	$69,665	$74,250	$73,594	$74,626
Due less than one year	$—	$—	$4,292	$4,296
Due after 1 through 5 years	12,600	13,272	5,144	5,359
Due after 5 through 10 years	—	—	7,406	7,655
Due after 10 years	57,065	60,978	56,752	57,316
Total	$69,665	$74,250	$73,594	$74,626
____________

(1)	Covered Bonds are included within Other asset-backed securities under Structured Credit.

The following table details the gross and net unrealized (loss) gain positions at March 31, 2014 relating to the European Periphery Nations:

	March 31, 2014
(U.S. dollars in thousands)	Greece	Italy	Ireland	Portugal	Spain	TOTAL
Gross Unrealized (Losses) - European Periphery Nations
Government and government related – National Governments	$—	$(334)	$—	$—	$—	$(334)
Government and government related – Local Governments	—	—	—	—	—	—
Corporate investments – Financial Institutions	—	—	—	—	—	—
Corporate investments – Non-Financial Institutions	—	(290)	—	—	—	(290)
Structured Credit (1)	—	—	(5)	—	—	(5)
Total gross unrealized gains (losses) relating to European Periphery Nations	$—	$(624)	$(5)	$—	$—	$(629)
Net Unrealized Gains (Losses) - European Periphery Nations
Government and government related – National Governments	$—	$485	$—	$—	$725	$1,210
Government and government related – Local Governments	—	—	—	—	—	—
Corporate investments – Financial Institutions	—	—	7	—	—	7
Corporate investments – Non-Financial Institutions	132	3,584	317	—	5,862	9,895
Structured Credit (1)	—	—	967	—	—	967
Total net unrealized gains (losses) relating to European Periphery Nations	$132	$4,069	$1,291	$—	$6,587	$12,079
____________

(1)
Covered Bonds have been included within Other asset-backed securities under Structured Credit to align our classification to market indices. Prior periods have been reclassified to conform to current period presentation.

In addition to the direct investment portfolio considerations discussed above, as an international (re)insurance company, European credit exposures may exist for us within unpaid losses and loss expenses recoverable and reinsurance balances receivable. For further details on these balances, including the names of our most significant reinsurance counterparties, see Item 8, Note 9, “Reinsurance,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. Other sources of potential exposure to European credit issues may exist within certain lines of insurance or reinsurance business written (including, but not limited to lines such as surety, business interruption, and political risk), or within underlying investments held in securitized financial instruments or in structured transactions in which we have an interest. We consider these potential exposures as part of our ongoing enterprise risk management processes.
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

In addition, we assess the effectiveness of valuation controls performed by external parties responsible for sourcing appropriate valuations from third parties on our behalf. The approaches taken by these external parties to gain comfort include, but are not limited to, comparing valuations between external sources, completing recurring reviews of third party pricing services' methodologies and reviewing controls of the third party service providers to support the completeness and accuracy of the prices received. Where broker quotes are the primary source of the valuations, sufficient information regarding the specific inputs utilized by the brokers is generally not available to support a Level 2 classification. We obtain the majority of broker quoted values from third party investment managers who perform independent verifications of these valuations using pricing matrices based upon information gathered by market traders. In addition, for the majority of these securities, we compare the broker quotes to independent valuations obtained from third party pricing vendors, which may also consist of broker quotes, to assess if the prices received represent reasonable estimates of the fair value.
Valuation Methodology of Level 3 Assets and Liabilities
Refer to Item 1, Note 3, “Fair Value Measurements,” of the Unaudited Consolidated Financial Statements included herein, for a description of the valuation methodology utilized to value Level 3 assets and liabilities, how the valuation methodology is validated as well as further details associated with various assets classified as Level 3. At March 31, 2014, we did not have any liabilities that were carried at fair value based on Level 3 inputs other than derivative instruments in a liability position at March 31, 2014.
Fair Value of Level 3 Assets and Liabilities
At March 31, 2014, the fair value of Level 3 assets and liabilities as a percentage of our total assets and liabilities that are carried at fair value was as follows:

(U.S. dollars in thousands)	Total Assets and Liabilities Carried at Fair Value at March 31, 2014	Fair Value of Level 3 Assets and Liabilities	Level 3 Assets and Liabilities as a Percentage of Total Assets and Liabilities Carried at Fair Value, by Class
Assets
Fixed maturities, at fair value
U.S. Government and Government Agency-Related/Supported	$2,319,052	$—	—%
Corporate	11,108,505	4,382	—%
RMBS – Agency	3,222,483	8,928	0.3%
RMBS – Non-Agency	401,393	11	—%
CMBS	1,198,312	5,926	0.5%
CDO	725,060	718,827	99.1%
Other asset-backed securities (1)	1,196,312	10,673	0.9%
U.S. States and political subdivisions of the States	1,902,451	—	—%
Non-U.S. Sovereign Government, Supranational and Government-Related	5,066,256	—	—%
Total Fixed maturities, at fair value	$27,139,824	$748,747	2.8%
Equity securities, at fair value	1,055,393	—	—%
Short-term investments, at fair value	382,113	—	—%
Total investments available for sale	$28,577,330	$748,747	2.6%
Cash equivalents (2)	1,756,049	—	—%
Other investments (3)	930,175	116,418	12.5%
Other assets (4)	8,858	—	—%
Total assets carried at fair value	$31,272,412	$865,165	2.8%
Liabilities
Financial instruments sold, but not yet purchased (5)	$30,896	$—	—%
Other liabilities (6)	61,367	32,496	53.0%
Total liabilities carried at fair value	$92,263	$32,496	35.2%
____________

(1)	Covered Bonds with a fair value of $537.5 million are included within Other asset-backed securities.

(2)	Cash equivalents balances subject to fair value measurements include certificates of deposit and money market funds.

(3)
The Other investments balances exclude certain structured transactions including certain investments in project finance transactions and a payment obligation (for further information, see Item 8, Note 7, “Other Investments,” to the Consolidated Financial Statements included in our Annual

Report on Form 10-K for the year ended December 31, 2013) that has provided liquidity financing to a structured credit vehicle as a part of a third party medium term note facility. These Other investments are carried at amortized cost, which totaled $288.0 million at March 31, 2014.

(4)	Other assets include derivative instruments, reported on a gross basis.

(5)	Financial instruments sold, but not yet purchased, are included within “Payable for investments purchased” on the balance sheet.

(6)	Other liabilities include derivative instruments, reported on a gross basis.
At March 31, 2014, our Level 3 assets represented approximately 2.8% of assets that are measured at fair value and represented approximately 2% of total assets. Our Level 3 liabilities represented approximately 35.2% of liabilities that are measured at fair value but less than 1% of total liabilities at March 31, 2014.
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
Gross unpaid losses and loss expenses totaled $20.4 billion and $20.5 billion at March 31, 2014 and December 31, 2013, respectively. The table below represents a reconciliation of our P&C unpaid losses and loss expenses for the three months ended March 31, 2014:

(U.S. dollars in thousands)	Gross unpaid losses and loss expenses	Unpaid losses and loss expenses recoverable	Net unpaid losses and loss expenses
Balance at December 31, 2013	$20,481,065	$(3,414,735)	$17,066,330
Losses and loss expenses incurred	1,007,570	(176,065)	831,505
Losses and loss expenses (paid) / recovered	(1,071,839)	198,091	(873,748)
Foreign exchange and other	8,421	965	9,386
Balance at March 31, 2014	$20,425,217	$(3,391,744)	$17,033,473
While we regularly review the adequacy of established reserves for unpaid losses and loss expenses, no assurance can be given that actual claims made and payments related thereto will not be in excess of the amounts reserved. In the future, if such reserves develop adversely, such deficiency would have a negative impact on future results of operations. For further discussion, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - 1) Unpaid Loss and Loss Expenses and Unpaid Loss and Loss Expenses Recoverable,” and Item 8, Note 10, “Losses and Loss Expenses,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Net reinsurance recoverables were $3.4 billion at March 31, 2014 and December 31, 2013. At March 31, 2014 and December 31, 2013, net reinsurance balances receivable were $179.6 million and $118.9 million, respectively. The table below presents our net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable as follows:

(U.S. dollars in thousands)	March 31, 2014	December 31, 2013
Reinsurance balances receivable	$210,486	$163,066
Reinsurance recoverable on future policy benefits	20,448	20,493
Reinsurance recoverable on unpaid losses and loss expenses	3,442,693	3,456,088
Bad debt reserve on unpaid losses and loss expenses recoverable and reinsurance balances receivable	(81,817)	(85,532)
Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$3,591,810	$3,554,115
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
A downgrade below “A-” of our principal insurance and reinsurance subsidiaries by either S&P or A.M. Best, which is three notches below the current S&P financial strength rating of “A+” (Stable) and two notches below the A.M. Best financial strength rating of “A” (Stable) of these subsidiaries, may trigger cancelation provisions in a significant amount of our assumed reinsurance agreements and may potentially require us to return unearned premiums to cedants. In addition, due to collateral posting requirements under our letter of credit and revolving credit facilities, such a downgrade may require the posting of cash collateral in support of certain “in use” portions of these facilities. Specifically, a downgrade below “A-” by A.M. Best would constitute an event of default under our three largest credit facilities and may trigger such collateral requirements. In certain limited instances, such downgrades may require that we return cash or assets to counterparties or to settle derivative and/or other transactions with the respective counterparties. See Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Holding Company Liquidity
As holding companies, XL-Ireland and XL-Cayman have no operations of their own and their assets consist primarily of investments in subsidiaries. XL-Ireland's principal uses of liquidity are ordinary share-related transactions, including dividend payments to holders of its ordinary shares as well as share buybacks, capital investments in its subsidiaries and certain corporate operating expenses. XL-Cayman's principal uses of liquidity are preference share related transactions, including dividend payments to its preference shareholders as well as preference share buybacks from time to time, interest and principal payments on debt and certain corporate operating expenses. All outstanding debt securities are issued by XL-Cayman.
XL-Ireland's and XL-Cayman's future cash flows largely depend on the availability of dividends or other permissible payments from subsidiaries to make principal and interest payments on debt, to pay operating expenses and ordinary and preferred shareholder dividends, to make capital investments in subsidiaries and to pay other obligations that may arise from time to time. The ability of our subsidiaries to pay dividends to us or return capital from shareholders' equity is limited by applicable laws and regulations of the various jurisdictions in which we operate, certain additional required regulatory approvals and financial covenants contained in our letters of credit and revolving credit facilities. The payment of dividends to the holding companies by our principal operating subsidiaries is regulated under the laws of various jurisdictions including Bermuda, the U.K., Ireland and Switzerland, certain insurance statutes of various states in the United States in which the principal operating subsidiaries are licensed to transact business, the other jurisdictions where we have regulated subsidiaries and regulations of the Society of Lloyd's. See Item 8, Note 23, “Statutory Financial Data,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion and details regarding the dividend capacity of our major operating subsidiaries. See also Item 1A, “Risk Factors - Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends, make payments on our debt securities and make other payments,” included in our Annual Report on Form 10-K for the year ended December 31, 2013. No assurance can be given that our subsidiaries will pay dividends in the future to XL-Ireland and XL-Cayman.
Under Irish law, share premium was required to be converted to “distributable reserves” for XL-Ireland to pay cash dividends and redeem and buyback shares following the redomestication transaction in which all of the ordinary shares of XL-Cayman were exchanged for all of the ordinary shares of XL-Ireland. On July 23, 2010, the Irish High Court approved XL-Ireland's conversion of share premium to $5.0 billion of distributable reserves, subject to the completion of certain formalities under Irish Company law. These formalities were completed in early August 2010. At March 31, 2014, XL-Ireland had $3.3 billion in distributable reserves.
At March 31, 2014, XL-Ireland and XL-Cayman held cash and investments, net of liabilities associated with cash sweeping arrangements, of $25.3 million and $1.3 billion, respectively, compared to $12.7 million and $1.6 billion, respectively, at December 31, 2013.
All of our outstanding debt at March 31, 2014 was issued by XL-Cayman. The ability of XL-Cayman, like that of XL-Ireland, to obtain funds from its subsidiaries to satisfy any of its debts, including obligations under guarantees, is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which we operate, including, among others, Bermuda, the United States, Ireland, Switzerland and the United Kingdom. For details of the required statutory capital and surplus for our principal operating subsidiaries, see Item 8, Note 23, “Statutory Financial Data,” included in our Annual Report on Form 10-K for the year ended December 31, 2013.
See also the Consolidated Statements of Cash Flows in Item 1, Financial Statements included herein.
Sources of Liquidity
At March 31, 2014, on a consolidated basis we had cash and cash equivalents of approximately $2.5 billion as compared to approximately $1.8 billion at December 31, 2013. We have three main sources of cash flows - those provided by operations, investing activities and financing activities:

(U.S. dollars in thousands)	March 31, 2014	March 31, 2013
Operating activities	$200,068	$145,644
Investing activities	$700,280	$(2,493)
Financing activities	$(232,310)	$(263,938)
Effects of exchange rate changes on foreign currency cash	$7,177	$(24,304)
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
During the three months ended March 31, 2014, net cash flows provided by operating activities were $200.1 million compared to net cash flows provided by operating activities of $145.6 million for the same period in 2013. Although net income was lower during the three months ended March 31, 2014, that decrease was more than offset by increases in other components of non-cash working capital resulting in higher net cash flows from operating activities compared to the same period of 2013.

Investing Cash Flows
Generally, positive cash flow from operations and financing activities is invested in our investment portfolio, including investments in our affiliates, or the acquisition of subsidiaries.
Net cash provided by investing activities was $700.3 million in the three months ended March 31, 2014 compared to net cash used of $2.5 million for the same period in 2013. These cash flows were associated with the normal purchase and sale of portfolio investments.
Certain of our invested assets are held in trust and pledged in support of insurance and reinsurance liabilities as well as credit facilities. Such pledges are largely required by our operating subsidiaries that are “non-admitted” under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. Also, certain deposit liabilities and annuity contracts require the use of pledged assets. As further outlined in Item 1, Note 5, “Investments - Pledged Assets,” to the Unaudited Consolidated Financial Statements included herein, certain assets of the investment portfolio are pledged as collateral under our letter of credit facilities. At March 31, 2014 and December 31, 2013, the Company had $15.6 billion and $15.5 billion in pledged assets, respectively.
Financing Cash Flows
Cash flows related to financing activities include ordinary share-related transactions, the payment of dividends, the issue or repayment of preference ordinary shares and deposit liability transactions. During the three months ended March 31, 2014, net cash flows used in financing activities was $232.3 million compared to net cash used of $263.9 million for the same period in 2013. During the three months ended March 31, 2014 and 2013, financing cash flows were predominantly impacted by share buybacks. For information regarding share buyback activity, see "Other Key Focuses of Management - Buybacks of Ordinary Shares" included herein.
In addition, the Company maintains credit facilities that provide liquidity. Details of these facilities are described below in “Capital Resources.”
Capital Resources
At March 31, 2014 and December 31, 2013, we had total shareholders' equity of $11.6 billion and $11.3 billion, respectively. In addition to ordinary share capital, we depend on external sources of financing to support our underwriting activities in the form of:

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
The following risks are associated with our requirement to renew or obtain new credit facilities:

▪	the credit available from banks may be reduced due to market conditions resulting in our need to pledge our investment portfolio to customers, which could result in a lower investment yield;

▪	we may be downgraded by one or more rating agencies, which could materially and negatively impact our business, financial condition, results of operations and/or liquidity; and

▪
the volume of business that our subsidiaries that are not admitted in the United States are able to transact could be reduced if we are unable to obtain letter of credit facilities at an appropriate amount.

Consolidation within the banking industry may result in the aggregate amount of credit provided to us being reduced. We attempt to mitigate this risk by identifying and/or selecting additional banks that can participate in the credit facilities upon renewal. See Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31, 2013.
The following table summarizes the components of our current capital resources as follows:

(U.S. dollars in thousands)	March 31, 2014	December 31, 2013
Non-controlling interests - Series D preference ordinary shares	$345,000	$345,000
Non-controlling interests - Series E preference ordinary shares	999,500	999,500
Ordinary share capital	10,244,962	9,997,633
Total ordinary shares and non-controlling interests	$11,589,462	$11,342,133
Notes payable and debt	2,261,033	2,260,436
Total	$13,850,495	$13,602,569
Ordinary Share Capital
The following table reconciles the opening and closing ordinary share capital positions as follows:

(U.S. dollars in thousands)	March 31, 2014	December 31, 2013
Ordinary shareholders’ equity – beginning of period	$9,997,633	$10,510,077
Net income (loss) attributable to ordinary shareholders	255,717	1,059,916
Share buybacks	(176,495)	(675,616)
Share issues	1,327	12,665
Ordinary share dividends	(44,620)	(162,043)
Change in accumulated other comprehensive income	210,004	(783,363)
Share-based compensation and other	1,396	35,997
Ordinary shareholders’ equity – end of period	$10,244,962	$9,997,633
Debt
The following table presents our debt under outstanding securities and lenders' commitments at March 31, 2014:

				Payments Due by Period
(U.S. dollars in thousands)	Commitment/ Debt	In Use/ Outstanding	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
5-year revolver	$1,000,000	$—	2018	$—	$—	$—	$—
5.25% Senior Notes	600,000	599,577	2014	600,000	—	—	—
2.30% Senior Notes	300,000	296,842	2018	—	—	300,000	—
5.75% Senior Notes	400,000	396,769	2021	—	—	—	400,000
6.375% Senior Notes	350,000	348,838	2024	—	—	—	350,000
6.25% Senior Notes	325,000	322,944	2027	—	—	—	325,000
5.25% Senior Notes	300,000	296,063	2043	—	—	—	300,000
	$3,275,000	$2,261,033		$600,000	$—	$300,000	$1,375,000
Adjustment to carrying value - impact of fair value hedges		$1,791
Total	$3,275,000	$2,262,824
“In Use/Outstanding” data represent March 31, 2014 accreted values. “Payments Due by Period” data represents ultimate redemption values.
In addition, see Item 8, Note 13, “Notes Payable and Debt and Financing Arrangements,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 for further information.
At March 31, 2014, banks and investors provided us with $3.3 billion of debt capacity, of which $2.3 billion was utilized. This debt capacity consists of:

▪	a revolving credit facility of $1.0 billion; and

▪
senior unsecured notes of approximately $2.3 billion issued by XL-Cayman. These notes require XL-Cayman to pay a fixed rate of interest during their terms. At March 31, 2014, there were six outstanding issues of senior unsecured notes:

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

At March 31, 2014, $575 million of letters of credit were issued under the 2013 Citi Agreements (as defined below) and therefore this facility is not available for revolving credit loans.
Preferred Shares and Non-controlling Interest in Equity of Consolidated Subsidiaries
The Series D preference ordinary shares and the Series E preference ordinary shares were issued by XL-Cayman. Accordingly, these instruments represent non-controlling interests in our consolidated financial statements and are presented as non-controlling interest in equity of consolidated subsidiaries. At both March 31, 2014 and December 31, 2013, the face values of the outstanding Series D and Series E preference ordinary shares were $345.0 million and $999.5 million, respectively.
Letter of Credit Facilities and other sources of collateral
At March 31, 2014, we had seven letter of credit (“LOC”) facilities in place with total availability of $3.6 billion, of which $1.9 billion was utilized.

				Amount of Commitment Expiration by Period
(U.S. dollars in thousands)	Commitment/ Debt	In Use/ Outstanding	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
LOC Facility (1) (2)	$1,000,000	$38,686	2018	$—	$—	$1,000,000	$—
LOC Facility (2)	1,000,000	812,917	2018	—	—	1,000,000	—
LOC Facility	750,000	301,794	Continuous	—	—	—	750,000
LOC Facility	250,000	138,530	Continuous	—	—	—	250,000
LOC Facility (3)	275,000	275,000	2015	—	275,000	—	—
LOC Facility (3)	200,000	200,000	2015	—	200,000	—	—
LOC Facility (3)	100,000	100,000	2016	—	100,000	—	—
Total LOC facilities	$3,575,000	$1,866,927		$—	$575,000	$2,000,000	$1,000,000
____________

(1)	This letter of credit facility includes $1.0 billion that is also included in the “5-year revolver” listed under Debt. See the discussion regarding the Syndicated Credit Agreements (defined below).

(2)	We have the option to increase the size of the facilities under the Syndicated Credit Agreements by an additional $500 million across both such facilities.

(3)	We have the option to increase the maximum amount of letters of credit and revolving credit loans available under the 2013 Citi Agreements, with the lender's and issuing lender's consent.
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

Other
For information regarding cross-default and certain other provisions in the Company’s debt and convertible securities documents, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cross-Default and Other Provisions in Debt Instruments,” in our Annual Report on Form 10-K for the year ended December 31, 2013.
See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” below.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
General
The following discussion should be read in conjunction with “Quantitative and Qualitative Disclosures about Market Risk,” presented under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
We may enter into derivatives to reduce risk or enhance portfolio efficiency. For example, we may use derivatives to hedge foreign exchange and interest rate risk related to our consolidated net exposures or to efficiently gain exposure to investments that are eligible under our Investment Policy. From time to time, we may also use instruments such as futures, options, interest rate swaps, credit default swaps and foreign currency forward contracts to manage the risk of interest rate changes, credit deterioration, foreign currency exposures, and other market related exposures as well as to obtain exposure to a particular financial market. Historically, we entered into credit derivatives outside of the investment portfolio in conjunction with the legacy financial guarantee and financial products operations. We seek to manage the risks associated with the use of derivatives through our comprehensive framework of investment decision authorities (“Authorities Framework”). Derivative instruments are carried at fair value with the resulting changes in fair value recognized in income in the period in which they occur. For further information, see Item 1, Note 6, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements included herein.
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
The principal currencies creating our foreign exchange risk are the U.K. sterling, the Euro, the Swiss franc and the Canadian dollar. The following table provides more information on our net exposures to these principal foreign currencies at March 31, 2014 and December 31, 2013:

(Foreign currency in millions)	March 31, 2014	December 31, 2013
Euro	209.4	88.7
U.K. Sterling	153.6	47.3
Swiss Franc	116.2	107.9
Canadian Dollar	151.0	133.8
Credit Risk
Credit risk relates to the uncertainty of an obligor's continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. We are exposed to direct credit risk within our investment portfolio, through general counterparties, including customers and reinsurers, and through certain underwriting activities that include, but are not limited to, surety, workers' compensation, environmental and political risk and trade credit.
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
Credit Risk – Investment Portfolio
Credit risk in the investment portfolio is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries and countries. A widening of credit spreads will increase the net unrealized loss position, will increase losses associated with credit-based derivatives where we assume credit exposure, and, if issuer credit spreads increase significantly for an extended period of time or it is a period of increasing defaults, will also likely result in higher OTTI charges. All else held equal, credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes that could have a material adverse effect on our consolidated results of operations or financial condition. The credit spread duration in our fixed income portfolio, excluding the impact of the HTM election, was 3.7 years at March 31, 2014.
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
The table below shows our aggregate fixed income portfolio by credit rating in percentage terms of our aggregate fixed income portfolio (consisting of corporate debt and U.S. Agency debt and related mortgage-backed securities having and including fixed maturities, short-term investments, cash and cash equivalents and net receivable/(payable) for investment sold/(purchased)) at March 31, 2014:

Percentage of Aggregated Fixed Income Portfolio (1)
AAA	40.1%
AA	21.1%
A	24.8%
BBB	11.5%
BB or Below	2.4%
NR	0.1%
Total	100.0%
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

At March 31, 2014, the average credit quality of our aggregate fixed income investment portfolio was “Aa3/AA-". Our $12.5 billion portfolio of government and government related, agency, sovereign and cash holdings was rated "AA+", our $12.9 billion portfolio of corporates was rated “A", and our $7.1 billion structured securities portfolio was rated "AA+".
We are closely monitoring our corporate financial bond holdings given the events of the past six years. The table below summarizes our significant exposures (defined as bonds issued by financial institutions with an amortized cost in excess of $50.0 million) to corporate bonds of financial issuers including Covered Bonds held within our AFS and HTM investment portfolio holdings at March 31, 2014, representing both amortized cost and net unrealized gains (losses):

	March 31, 2014
Issuer (by Global Ultimate Parent) (1) (U.S. dollars in millions)	Weighted Average Credit Quality (2)	Amortized Cost	Unrealized Gain/ (Loss)
Wells Fargo & Company	A+	$214.7	$1.7
JPMorgan Chase & Co	A	198.5	(0.3)
Rabobank Nederland NV	AA-	198.2	7.5
Citigroup Inc.	A-	178.1	5.0
The Goldman Sachs Group, Inc.	BBB+	158.3	11.1
National Australia Bank Limited	AA-	134.8	6.4
Bank of America Corporation	BBB+	134.6	4.4
Lloyds Banking Group Plc	AA-	108.5	5.4
Morgan Stanley	A-	96.6	3.4
UBS AG	A+	95.5	3.2
The Bank of Nova Scotia	AA-	91.9	1.5
The PNC Financial Services Group, Inc.	A	91.2	1.7
HSBC Holdings Plc	A+	84.3	—
HM Government Cabinet Office (RBS Group Plc)	A+	83.6	1.2
Credit Suisse Group AG	A	82.6	1.1
Standard Chartered Plc	A+	80.5	2.9
Berkshire Hathaway Inc.	AA-	79.5	1.7
Westpac Banking Corporation	AA	78.9	4.2
Commonwealth Bank of Australia	AA-	76.7	4.4
ING Groep N.V.	AA-	70.4	3.0
U.S. Bancorp	A+	70.1	0.1
Royal Bank of Canada	AA-	68.3	0.7
BB&T Corproation	A	66.1	—
Government of Netherlands (ABN AMRO)	AAA	62.7	5.6
____________

(1)	Includes Covered Bonds.

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

	March 31, 2014
Issuer (by Global Ultimate Parent) (U.S. dollars in millions)	Tier One Amortized Cost	Upper Tier Two Amortized Cost	Total Amortized Cost	Net Unrealized (Loss)
Zurich Insurance Group Ltd.	$—	$27.5	$27.5	$1.8
Barclays Plc	4.9	21.5	26.4	(1.6)
National Australia Bank Limited	21.4	—	21.4	1.3
The British United Provident Association Limited	—	21.0	21.0	1.0
JPMorgan Chase & Co	20.9	—	20.9	(4.5)
Aviva Plc	5.4	14.5	19.9	(0.5)
Mitsubishi UFJ Financial Group, Inc.	19.8	—	19.8	1.3
Legal & General Group Plc	—	19.5	19.5	0.9
The Goldman Sachs Group, Inc.	18.6	—	18.6	0.6
Standard Life Plc	—	18.0	18.0	1.1
Total	$91.0	$122.0	$213.0	$1.4
At March 31, 2014, the top 10 corporate financial holdings, which exclude government guaranteed and government sponsored enterprises, represented approximately 4.7% of the aggregate fixed income portfolio and approximately 11.8% of all corporate holdings. The top 10 corporate bond holdings listed below represent the direct exposure to the corporations listed below, including their subsidiaries, and exclude any securitized, credit enhanced and collateralized asset or mortgage-backed securities, cash and cash equivalents, pooled notes and any over-the-counter (“OTC”) derivative counterparty exposures, if applicable, but does include Covered Bonds:

Top 10 Corporate Financial Holdings (1)	Percentage of Aggregate Fixed Income Portfolio
Wells Fargo & Company	0.7%
JPMorgan Chse & Co	0.6%
Rabobank Nederland NV	0.6%
Citigroup Inc.	0.6%
The Goldman Sachs Group, Inc.	0.5%
National Australia Bank Limited	0.4%
Bank of America Corporation	0.4%
Lloyds Banking Group Plc	0.3%
Morgan Stanley	0.3%
UBS AG	0.3%
____________

(1)	Corporate issuers include Covered Bonds.
At March 31, 2014, the top 5 corporate sector exposures listed below represented 30.4% of the aggregate fixed income investment portfolio and 75.8% of all corporate holdings.

Top 5 Sector Exposures (U.S. dollars in millions)	Carrying Value	Percentage of Aggregate Fixed Income Portfolio
Financials (1)	$3,853.2	12.0%
Consumer, non-Cyclical	2,340.8	7.3%
Utilities	1,381.1	4.3%
Communications	1,096.7	3.4%
Industrial	1,083.8	3.4%
Total	$9,755.6	30.4%
____________

(1)	Government-guaranteed securities and Covered Bonds have been excluded from the above figures.
Within our fixed income portfolios, we are further monitoring our exposure to holdings in the European Periphery Nations. In particular, the carrying values of our holdings representing risk in the European Periphery Nations are: government holdings of $79.2 million, corporate holdings of $117.7 million (financials $0.8 million, non-financials $116.9 million) and structured securities holdings totaling $9.5 million. The non-financial corporate holdings primarily consist of securities issued by multinational companies with low reliance on local economics and systemically important industries such as utilities and telecoms. For further detail on our exposure to the Euro-zone sovereign debt crisis, please refer to Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations - European Sovereign Debt Crisis.”
We also have exposure to credit risk associated with our mortgage-backed and asset-backed securities. The table below shows the breakdown of the $7.1 billion structured securities portfolio, of which 78.9% is AAA rated:

(U.S. dollars in millions)	Carrying Value	Percentage of Structured Portfolio
Agency RMBS	$3,222.5	45.6%
Other ABS (1)	1,302.8	18.4%
CMBS	1,343.3	19.0%
Core CDO (non-ABS CDOs and CLOs)	725.1	10.3%
Non-Agency RMBS	468.4	6.7%
Total	$7,062.1	100.0%
____________

(1)	Includes Covered Bonds.

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
Equity Price Risk
Equity price risk is the potential loss arising from changes in the market value of equities. Our equity investment portfolio is exposed to equity price risk. At March 31, 2014, our equity portfolio was approximately $966.3 million as compared to $952.8 million at December 31, 2013. This excludes fixed income fund investments of $89.1 million and $87.4 million at March 31, 2014 and December 31, 2013, respectively, that generally do not have the risk characteristics of equity investments but are treated as equity investments under U.S. GAAP. At March 31, 2014 and December 31, 2013, our direct allocation to equity securities was 2.7% and 2.6%, respectively, of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased). We also estimate the equity risk embedded in certain alternative and private investments. Such estimates are derived from market exposures provided to us by certain individual fund investments and/or internal statistical analyses.
Other Market Risks
Our private investment portfolio is invested in limited partnerships and other entities that are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments and risks specific to startup or small companies. At March 31, 2014, our exposure to private investments, excluding unfunded commitments, was $262.9 million, representing 0.7% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) compared to $268.7 million at December 31, 2013
Our alternative investment portfolio, which is exposed to equity and credit risk as well as certain other market risks, had a total exposure of $1.6 billion representing approximately 4.4% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) at March 31, 2014, as compared to December 31, 2013 when we had a total exposure of $1.5 billion representing approximately 4.2% of the fixed income investment portfolio.
At March 31, 2014 and December 31, 2013, bond index futures outstanding had a net short position of $210.4 million and a net long position of $8.5 million, respectively, and stock index futures outstanding had net long positions of $76.0 million and $27.3 million, respectively. We may reduce our exposure to these futures through offsetting transactions, including options and forwards.
As noted above, we also invest in certain derivative positions that can be impacted by market value movements. For further details on derivative instruments, see Item 1, Note 6, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements included herein.

Sensitivity and Value-at-Risk Analysis
The table below summarizes our assessment of the estimated impact on the value of our investment portfolio at March 31, 2014 associated with an immediate and hypothetical: +100bps increase in interest rates, a -10% decline in equity markets, a +100bps widening in spreads and a +10% widening in spreads. The table also reports the 95%, 1-year VaRs for our investment portfolios at March 31, 2014, excluding foreign exchange.
The interest rate, spread risk, and VaR referenced in the table below include the impact of market movements on our HTM fixed maturities from our Life operations investment portfolio. While the market value of these holdings is sensitive to prevailing interest rates and credit spreads, our book value is not impacted as these holdings are carried at amortized cost. At March 31, 2014, if we were to exclude these impacts in order to present the impact of these risks to our book value, the interest rate risk would be reduced by approximately $310.7 million, absolute spread risk would be reduced by approximately $207.5 million, relative spread risk would be reduced by approximately $16.4 million, and VaR would be reduced by approximately $195.6 million.
The table below excludes the impact of foreign exchange rate risk on our investment portfolio. Our investment strategy incorporates asset-liability management, and, accordingly, any foreign exchange movements impact the assets and liabilities approximately equally. See “Foreign Currency Exchange Rate Risk” for further details. We consider the investment portfolio VaR estimated results as well as the P&C and Life operations investment portfolios' VaR estimated results excluding foreign exchange rate risk to be the more relevant and appropriate metrics to consider when assessing the actual risk of the investment portfolio.
The estimated results below also do not include any risk contributions from our various operating affiliates (strategic, investment manager or financial operating affiliates) or certain other investments that are carried at amortized cost.

(U.S. dollars in millions)	Interest Rate Risk (1)	Equity Risk (2)	Absolute Spread Risk (3)	Relative Spread Risk (4)	VaR (5) (6)
Total Investment Portfolio (7)	$(1,459.9)	$(180.6)	$(1,328.5)	$(119.0)	$1,017.0
A. P&C Investment Portfolio	$(905.3)	$(180.6)	$(860.3)	$(67.2)	$670.1
(I) P&C Fixed Income Portfolio	(905.3)	—	(860.3)	(67.2)	650.3
(a) Cash & Short Term Investments	(13.5)	—	(11.4)	(0.3)	15.3
(b) Total Government Related	(387.6)	—	(258.7)	(10.9)	259.6
(c) Total Corporate Credit	(311.8)	—	(341.1)	(29.7)	255.9
(d) Total Structured Credit	(192.4)	—	(249.1)	(26.4)	154.9
(II) P&C Non-Fixed Income Portfolio	—	(480.6)	—	—	274.6
(e) Equity Portfolio	—	(102.2)	—	—	170.1
(f) Alternative Portfolio	—	(50.6)	—	—	109.8
(g) Private Investments	—	(27.9)	—	—	34.9
(h) Other	—	—	—	—	4.4
B. Life Investment Portfolio	$(548.5)	$—	$(436.6)	$(48.6)	$418.4
(III) Life Fixed Income Portfolio	(548.5)	—	(436.6)	(48.6)	418.4
(i) Cash & Short Term Investments	(0.1)	—	—	—	0.1
(j) Total Government Related	(226.4)	—	(85.4)	(3.5)	167.3
(k) Total Corporate Credit	(264.2)	—	(287.6)	(37.1)	207.5
(l) Total Structured Credit	(57.8)	—	(63.6)	(7.9)	51.0
(IV) Life Non-Fixed Income Portfolio	—	—	—	—	—
____________

(1)	The estimated impact on the fair value of our fixed income portfolio of an immediate hypothetical +100 bps adverse parallel shift in global bond curves.

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

(5)
The VaR results are based on a 95% confidence interval, with a one-year holding period, excluding foreign exchange rate risk. Our investment portfolio VaR at March 31, 2014 is not necessarily indicative of future VaR levels as these are based on statistical estimates of possible price changes and, therefore, exclude other sources of investment return such as coupon and dividend income.

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

Stress Testing
VaR does not provide the means to estimate the magnitude of the loss in the 5% of occurrences when we expect the VaR level to be exceeded. To complement the VaR analysis based on normal market environments, we consider the impact on the investment portfolio in several different stress scenarios to analyze the effect of unusual market conditions. We establish certain stress scenarios that are applied to the actual investment portfolio. As these stress scenarios and estimated gains and losses are based on scenarios established by us, they will not necessarily reflect future stress events or gains and losses from such events. The results of the stress scenarios are reviewed on a regular basis to ensure they are appropriate, based on current shareholders' equity, market conditions and our total risk tolerance. It is important to note that, when assessing the risk of our investment portfolio, we do not take into account either the value or risk associated with the liabilities arising from our operations.

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
We are subject to legal proceedings as described in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material developments to such proceedings during the three months ended March 31, 2014.
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
Legal actions are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, we disclose an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or disclose that an estimate cannot be made. Based on our assessment at March 31, 2014, no such disclosures are considered necessary.

ITEM 1A.	RISK FACTORS
Refer to Item 1A., "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2013 for further information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliate Purchasers
The following table provides information about purchases by the Company during the three months ended March 31, 2014 of its ordinary shares:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
January 1, 2014 to January 31, 2014	1,998,602	$30.02	1,998,602	$215.0 million
February 1, 2014 to February 28, 2014	407,525	$29.24	407,525	$995.7 million
March 1, 2014 to March 31, 2014	3,435,423	$30.41	3,390,029	$892.6 million
Total	5,841,550	$30.19	5,796,156	$892.6 million
____________

(1)
Shares purchased in connection with the vesting of restricted shares granted under our restricted stock plan do not represent shares purchased as part of publicly announced plans or programs. All such purchases were made in connection with satisfying tax withholding obligations of those employees. These shares were not purchased as part of our share buyback program.

(2)
For information regarding our share buyback activity see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Key Focuses of Management - Buybacks of Ordinary Shares," included herein.

ITEM 6.	EXHIBITS

The following exhibits are filed as exhibits to this Quarterly Report:

10.1*	Form of Restricted Stock Unit Agreement (Bespoke Vesting)

12*	Statements regarding computation of ratios

31*	Rule 13a-14(a)/15d-14(a) Certifications

32*	Section 1350 Certification

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 6, 2014
XL Group plc
(Registrant)
/s/ MICHAEL S. MCGAVICK

Name: Michael S. McGavick
Title: Chief Executive Officer and Director
XL Group plc

Date:	May 6, 2014
/s/ PETER R. PORRINO

Name: Peter R. Porrino
Title: Executive Vice President and Chief Financial Officer
XL Group plc