Form 10-Q
period 2014-06-30
XL GROUP PLC
filed 2014-08-07
CIK 875159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
As of August 4, 2014, there were 265,499,119 outstanding Ordinary Shares, $0.01 par value per share, of the registrant.

XL GROUP PLC

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
XL GROUP PLC
UNAUDITED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)	June 30, 2014	December 31, 2013
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost: 2014, $29,065,531; 2013, $27,111,874)	$30,442,921	$27,500,136
Equity securities, at fair value (cost: 2014, $839,716; 2013, $903,201)	988,710	1,040,237
Short-term investments, at fair value (amortized cost: 2014, $347,473; 2013, $455,470)	347,674	456,288
Total investments available for sale	$31,779,305	$28,996,661
Fixed maturities, held to maturity at amortized cost (fair value: 2014, $0; 2013, $3,131,235)	—	2,858,695
Investments in affiliates	1,500,548	1,370,943
Other investments	1,204,564	1,164,630
Total investments	$34,484,417	$34,390,929
Cash and cash equivalents	3,071,139	1,800,832
Accrued investment income	322,100	346,809
Deferred acquisition costs	459,081	670,659
Ceded unearned premiums	1,129,091	788,871
Premiums receivable	3,409,296	2,612,602
Reinsurance balances receivable	149,995	118,885
Unpaid losses and loss expenses recoverable	3,354,273	3,435,230
Receivable from investments sold	59,469	144,765
Goodwill and other intangible assets	455,057	411,611
Deferred tax asset	216,312	237,884
Other assets	738,685	693,810
Total assets	$47,848,915	$45,652,887

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss expenses	$20,281,934	$20,481,065
Deposit liabilities	1,288,376	1,509,243
Future policy benefit reserves	5,273,549	4,803,816
Funds withheld on life retrocession arrangements (net of future policy benefit reserves recoverable: 2014, $4,823,680; 2013, nil)	842,753	—
Unearned premiums	4,704,993	3,846,526
Notes payable and debt	2,262,452	2,263,203
Reinsurance balances payable	779,914	302,399
Payable for investments purchased	169,222	60,162
Deferred tax liability	72,527	86,330
Other liabilities	764,618	950,845
Total liabilities	$36,440,338	$34,303,589
Commitments and Contingencies
Shareholders’ Equity:
Ordinary shares, 999,990,000 authorized, par value $0.01; issued and outstanding (2014, 268,307,061; 2013, 278,253,308)	$2,683	$2,783
Additional paid in capital	7,700,377	7,994,100
Accumulated other comprehensive income	1,207,034	736,657
Retained earnings	1,124,195	1,264,093
Shareholders’ equity attributable to XL Group plc	$10,034,289	$9,997,633
Non-controlling interest in equity of consolidated subsidiaries	1,374,288	1,351,665
Total shareholders’ equity	$11,408,577	$11,349,298
Total liabilities and shareholders’ equity	$47,848,915	$45,652,887
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(U.S. dollars in thousands, except per share data)	2014	2013	2014	2013
Revenues:
Net premiums earned	$1,496,594	$1,562,393	$2,985,433	$3,092,084
Net investment income:
Net investment income - excluding Life Funds Withheld Assets	213,608	232,546	446,797	479,014
Net investment income - Life Funds Withheld Assets	19,165	—	19,165	—
Total net investment income	$232,773	$232,546	$465,962	$479,014
Realized investment gains (losses):
Net realized gains (losses) on investments sold - excluding Life Funds Withheld Assets	105,460	43,357	128,416	84,504
Other-than-temporary impairments ("OTTI") on investments - excluding Life Funds Withheld Assets	(24,362)	(1,561)	(26,638)	(5,288)
OTTI on investments transferred to (from) other comprehensive income - excluding Life Funds Withheld Assets	(254)	(828)	(1,705)	(1,739)
Net realized gains (losses) on investments sold - Life Funds Withheld Assets	624	—	624	—
OTTI on investments - Life Funds Withheld Assets	(8,771)	—	(8,771)	—
Total net realized gains (losses) on investments	$72,697	$40,968	$91,926	$77,477
Net realized and unrealized gains (losses) on derivative instruments	11,599	(5,105)	13,409	2,780
Net realized and unrealized gains (losses) on life retrocession embedded derivative	(17,546)	—	(17,546)	—
Income (loss) from investment fund affiliates	17,683	46,543	50,986	78,764
Fee income and other	9,706	10,871	21,160	20,503
Total revenues	$1,823,506	$1,888,216	$3,611,330	$3,750,622
Expenses:
Net losses and loss expenses incurred	$827,880	$937,606	$1,659,385	$1,780,690
Claims and policy benefits	85,299	116,767	198,886	227,720
Acquisition costs	184,619	231,886	384,033	452,145
Operating expenses	333,030	303,159	643,454	586,991
Exchange (gains) losses	21,141	(11,331)	31,582	(44,766)
Loss on sale of life reinsurance subsidiary	666,423	—	666,423	—
Interest expense	14,085	38,204	57,026	76,904
Total expenses	$2,132,477	$1,616,291	$3,640,789	$3,079,684
Income (loss) before income tax and income (loss) from operating affiliates	$(308,971)	$271,925	$(29,459)	$670,938
Income (loss) from operating affiliates	27,738	32,825	74,023	63,823
Provision (benefit) for income tax	(5,654)	28,872	28,667	72,351
Net income (loss)	$(275,579)	$275,878	$15,897	$662,410
Non-controlling interests	3,682	3,180	39,441	38,922
Net income (loss) attributable to ordinary shareholders	$(279,261)	$272,698	$(23,544)	$623,488
Weighted average ordinary shares and ordinary share equivalents outstanding, in thousands – basic	270,924	289,513	273,616	292,277
Weighted average ordinary shares and ordinary share equivalents outstanding, in thousands – diluted	270,924	294,333	273,616	297,044
Earnings (loss) per ordinary share and ordinary share equivalent – basic	$(1.03)	$0.94	$(0.09)	$2.13
Earnings (loss) per ordinary share and ordinary share equivalent – diluted	$(1.03)	$0.93	$(0.09)	$2.10
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(U.S. dollars in thousands)	2014	2013	2014	2013
Net income (loss) attributable to ordinary shareholders	$(279,261)	$272,698	$(23,544)	$623,488
Change in net unrealized gains (losses) on investments - excluding Life Funds Withheld Assets, net of tax	260,690	(682,278)	502,076	(794,501)
Unrealized gains on held to maturity investment portfolio at time of transfer to available for sale, net of tax	424,861	—	424,861	—
Change in adjustments related to future policy benefit reserves, net of tax	(440,461)	(32,900)	(474,461)	(32,900)
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	12,297	—	12,297	—
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	10,850	30,076	13,973	25,642
Change in OTTI losses recognized in other comprehensive income, net of tax	1,636	14,438	4,932	19,620
Change in underfunded pension liability, net of tax	(8)	(91)	(39)	295
Change in value of cash flow hedge	110	110	220	220
Foreign currency translation adjustments, net of tax	(9,602)	(23,718)	(13,482)	(27,637)
Comprehensive income (loss)	$(18,888)	$(421,665)	$446,833	$(185,773)
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Six Months Ended
	June 30,
(U.S. dollars in thousands)	2014	2013
Ordinary Shares:
Balance - beginning of year	$2,783	$2,987
Issuance of ordinary shares	11	11
Buybacks of ordinary shares	(113)	(129)
Exercise of stock options	2	5
Balance - end of period	$2,683	$2,874
Additional Paid in Capital:
Balance - beginning of year	$7,994,100	$8,584,752
Issuance of ordinary shares	14	13
Buybacks of ordinary shares	(323,455)	(360,201)
Exercise of stock options	3,055	8,380
Share-based compensation expense	26,663	17,620
Balance - end of period	$7,700,377	$8,250,564
Accumulated Other Comprehensive Income (Loss):
Balance - beginning of year	$736,657	$1,520,020
Change in net unrealized gains (losses) on investments - excluding Life Funds Withheld Assets, net of tax	502,076	(794,501)
Unrealized gains on held to maturity investment portfolio at time of transfer to available for sale, net of tax	424,861	—
Change in adjustments related to future policy benefit reserves, net of tax	(474,461)	(32,900)
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	12,297	—
Change in net unrealized gains (losses) on affiliate and other investments, net of tax	13,973	25,642
Change in OTTI losses recognized in other comprehensive income, net of tax	4,932	19,620
Change in underfunded pension liability, net of tax	(39)	295
Change in value of cash flow hedge	220	220
Foreign currency translation adjustments, net of tax	(13,482)	(27,637)
Balance - end of period	$1,207,034	$710,759
Retained Earnings (Deficit):
Balance - beginning of year	$1,264,093	$402,318
Net income (loss) attributable to ordinary shareholders	(23,544)	623,488
Dividends on ordinary shares	(88,269)	(82,336)
Buybacks of ordinary shares	(28,085)	(15,092)
Balance - end of period	$1,124,195	$928,378
Non-controlling Interest in Equity of Consolidated Subsidiaries:
Balance - beginning of year	$1,351,665	$1,346,325
Non-controlling interests - contributions	21,494	—
Non-controlling interests - distributions	—	(37)
Non-controlling interests	1,129	82
Non-controlling interest share in change in accumulated other comprehensive income (loss)	—	(29)
Non-controlling interests - deconsolidation	—	(1,841)
Balance - end of period	$1,374,288	$1,344,500
Total Shareholders’ Equity	$11,408,577	$11,237,075
See accompanying Notes to Unaudited Consolidated Financial Statements

XL GROUP PLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(U.S. dollars in thousands)	2014	2013
Cash flows provided by (used in) operating activities:
Net income (loss)	$15,897	$662,410
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on investments	(91,926)	(77,477)
Net realized and unrealized (gains) losses on derivative instruments	(13,409)	(2,780)
Net realized and unrealized (gains) losses on life retrocession embedded derivative	17,546	—
Amortization of premiums (discounts) on fixed maturities	76,846	84,095
(Income) loss from investment and operating affiliates	(68,292)	(142,587)
Loss on sale of life reinsurance subsidiary	666,423	—
Share-based compensation	40,563	28,400
Depreciation	29,107	23,693
Accretion of deposit liabilities	(7,762)	25,467
Changes in:
Unpaid losses and loss expenses	(264,804)	(293,927)
Future policy benefit reserves	(93,202)	(90,147)
Funds withheld on life retrocession agreements, net	(52,104)	—
Unearned premiums	848,937	751,455
Premiums receivable	(792,588)	(779,737)
Unpaid losses and loss expenses recoverable	136,758	95,046
Ceded unearned premiums	(338,855)	(222,467)
Reinsurance balances receivable	(28,270)	(48,420)
Deferred acquisition costs	216,453	(74,886)
Reinsurance balances payable	420,902	478,012
Deferred tax asset - net	(51,571)	(9,476)
Derivatives	(45,306)	68,445
Other assets	(15,478)	(58,729)
Other liabilities	(286,737)	(60,531)
Other	34,501	3,794
Total adjustments	$337,732	$(302,757)
Net cash provided by (used in) operating activities	$353,629	$359,653
Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed maturities and short-term investments	$3,043,659	$2,110,114
Proceeds from redemption of fixed maturities and short-term investments	1,837,319	2,266,692
Proceeds from sale of equity securities	295,448	74,310
Purchases of fixed maturities and short-term investments	(3,801,109)	(4,108,180)
Purchases of equity securities	(239,680)	(331,865)
Proceeds from sale of affiliates	156,481	95,988
Purchases of affiliates	(196,487)	(259,630)
Proceeds from sale of life reinsurance subsidiary	570,000	—
Other, net	(96,222)	110,133
Net cash provided by (used in) investing activities	$1,569,409	$(42,438)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of ordinary shares and exercise of stock options	$3,057	$8,385
Buybacks of ordinary shares	(351,654)	(375,423)
Dividends paid on ordinary shares	(87,056)	(41,975)
Distributions to non-controlling interests	(38,502)	(39,020)
Contributions from non-controlling interests	21,494	—
Deposit liabilities	(213,869)	(44,117)
Net cash provided by (used in) financing activities	$(666,530)	$(492,150)
Effects of exchange rate changes on foreign currency cash	13,799	(23,361)
Increase (decrease) in cash and cash equivalents	$1,270,307	$(198,296)
Cash and cash equivalents - beginning of period	1,800,832	2,618,378
Cash and cash equivalents - end of period	$3,071,139	$2,420,082
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
2. Significant Accounting Policies
(a) Investments Related to Life Retrocession Agreements written on a Funds Withheld Basis
The designated investments that support certain life retrocession agreements written on a funds withheld basis ("Life Funds Withheld Assets") are included within "Total investments available for sale". Investment results for these assets - including interest income, unrealized gains and losses, and gains and losses from sales - are passed directly to the reinsurer pursuant to a contractual arrangement which is accounted for as a derivative. See Note 3, "Sale of Life Reinsurance Subsidiary", for information regarding the reinsurance arrangement.
Changes in the fair value of the embedded derivative associated with these life retrocession agreements are recorded in “Net realized and unrealized gains (losses) on life retrocession embedded derivative” on the consolidated statements of income. The fair value of the embedded derivative is included within “Funds withheld on life retrocession arrangements, net of future policy benefit reserves recoverable” on the consolidated balance sheets.
(b) Reinsurance
The Company enters into reinsurance agreements with other companies in the normal course of business. All balances related to reinsurance agreements are reported on a gross basis on our consolidated balance sheets as an asset for amounts recoverable from reinsurers or as a component of other liabilities for amounts, such as premiums, owed to the reinsurers, with the exception of the life retrocession agreements written on a funds withheld basis. The future policy benefit reserves recoverable related to these retrocession agreements are netted against the funds withheld liability owing to the counterparty on the consolidated balance sheets due to the right of offset.
(c) Recent Accounting Pronouncements
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
In April 2014, the FASB issued an accounting standards update intended to improve financial reporting by changing key criteria used to evaluate whether disposal transactions meet the definition of discontinued operations. Under the guidance

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

only those disposals of components of an entity - either by sale or otherwise - which represent strategic shifts that have, or will have, a major effect on an entity’s operations and financial results would qualify for reporting as discontinued operations. Disposals that are considered to be routine in nature can no longer be reported as discontinued operations. However, a disposal may now qualify for discontinued operations reporting even if the disposed component's operations and cash flows are not eliminated from on-going operations of the disposing entity, or if post-disposal, the disposing entity still has significant continuing involvement in the component’s operations. The standard also establishes both additional disclosure requirements and expanded disclosures regarding on-going involvement an entity may have with a discontinued operation after its disposal. The guidance is effective prospectively for all public company disposals (or component reclassifications to held-for-sale) that occur within annual periods beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals (or component reclassifications to held-for-sale) that have not been reported in financial statements issued or available for issuance prior to the effective date. This guidance is not expected to have a significant impact on the Company's financial condition, results of operations or cash flows.
3. Sale of Life Reinsurance Subsidiary
On May 1, 2014, XL Insurance (Bermuda) Ltd (“XLIB”) entered into a sale and purchase agreement with GreyCastle Holdings Ltd. (“GreyCastle”) providing for the sale of 100% of the common shares of XL Life Reinsurance (SAC) Ltd (“XLLR”) (subsequent to the transaction XLLR changed its name to GreyCastle Life Reinsurance (SAC) Ltd), a wholly-owned subsidiary of XLIB, to GreyCastle for $570 million in cash. This transaction was completed on May 30, 2014. As a result of the transaction, XLLR reinsures the majority of the Company's life reinsurance business via 100% quota share reinsurance (the "Life Retro Arrangements"). This transaction covers a substantial portion of the Company’s life reinsurance reserves. The Company announced the run-off of its life reinsurance business in 2009.
The run-off life reinsurance business, including the business subject to the transaction, was previously reported within the Company’s Life operations segment. Subsequent to the transaction, the Company no longer considers the Life Operations to be a separate operating segment and the results of the life run-off business are reported within “Corporate and Other.” See Note 5, "Segment Information" for further information. In addition, certain securities within fixed maturities were reclassified from held to maturity to available for sale in conjunction with this transaction. See Note 6, "Investments" for further information.
All of the reclassified securities are included within Life Funds Withheld Assets, along with certain other available for sale securities as defined in the sale and purchase agreement. The Life Funds Withheld Assets are managed pursuant to agreed investment guidelines that meet the contractual commitments of the XL ceding companies and applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GreyCastle. Because the Company no longer shares in the risks and rewards of the underlying performance of the supporting invested assets, disclosures within the financial statement notes included herein separate the Life Funds Withheld Assets from the rest of the Company's investments.
At May 30, 2014, gross future policy benefit reserves relating to the Life operations were approximately $5.2 billion. Subsequent to the completion of this transaction the Company has retained approximately $0.4 billion of these reserves, and has recorded a reinsurance recoverable from XLLR of $4.8 billion. Under the terms of the transaction, the Company continues to own, on a funds withheld basis, $5.7 billion of assets supporting the Life Retro Arrangements consisting of cash, fixed maturity securities and accrued interest. Based upon the right of offset, the funds withheld liability owing to GreyCastle is recorded net of future policy benefit reserves recoverable, and is included within “Funds withheld on life retrocession arrangements, net of future policy benefit reserves recoverable" on the unaudited consolidated balance sheets.
The transaction resulted in an overall after-tax U.S. GAAP net loss of $621.3 million. The changes in this amount from the previous estimate provided by the Company were primarily the result of movements in the mark-to-market value of the Life Funds Withheld Assets, additional underwriting profits earned on the business subject to the Life Retro Arrangements and foreign exchange rate movements from March 31, 2014 through completion of the transaction.
The impact of the Life Retro Arrangements on the Company's results from the completion of the transaction on May 30, 2014 through June 30, 2014 were as follows:

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Impact of Life Retro Arrangements	May 30 to June 30
(U.S. dollars in thousands)	2014
Underwriting profit (loss)	$—
Net investment income - Life Funds Withheld Assets	19,165
Net realized gains (losses) on investments sold - Life Funds Withheld Assets	624
OTTI on investments - Life Funds Withheld Assets	(8,771)
Other income and expenses	(19)
Net realized and unrealized gains (losses) on life retrocession embedded derivative	(17,546)
Net income (loss)	$(6,547)
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	12,297
Change in cumulative translation adjustment - Life Funds Withheld Assets, net of tax	(5,750)
Comprehensive income (loss)	$—
As shown in the table above, although the Company's net income (loss) is subject to variability related to the Life Retro Arrangements, there is no net impact on the company's comprehensive income in any period. The life retrocession embedded derivative value includes the interest income, unrealized gains and losses, and realized gains and losses from sales on the Life Funds Withheld Assets subsequent to May 30, 2014.

4. Fair Value Measurements
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
As discussed in Note 2(a), “Significant Accounting Policies - Investments Related to Life Retrocession Agreements written on a Funds Withheld Basis,” under the Life Retro Arrangements, all of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GreyCastle. Because the Company no longer shares in the risks and rewards of the underlying performance of the Life Funds Withheld Assets, the financial statements and accompanying notes included herein separate the Life Funds Withheld Assets from the rest of the Company's investments.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For further information, see Item 8, Note 2(b), “Significant Accounting Policies - Fair Value Measurements,” to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(a) Fair Value Summary
The following tables set forth the Company’s assets and liabilities that were accounted for at fair value at June 30, 2014 and December 31, 2013 by level within the fair value hierarchy:

June 30, 2014 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at June 30, 2014
Assets
Fixed maturities - Available for Sale ("AFS") - Excluding Life Funds Withheld Assets
U.S. Government and Government-Related/Supported	$—	$2,084,294	$—	$—	$2,084,294
Corporate (1)	—	9,723,691	3,933	—	9,727,624
Residential mortgage-backed securities – Agency (“RMBS - Agency”)	—	3,296,150	6,896	—	3,303,046
Residential mortgage-backed securities – Non-Agency (“RMBS - Non-Agency”)	—	415,492	11	—	415,503
Commercial mortgage-backed securities (“CMBS”)	—	1,122,342	1,945	—	1,124,287
Collateralized debt obligations (“CDO”)	—	5,249	732,824	—	738,073
Other asset-backed securities (2)	—	1,298,568	11,704	—	1,310,272
U.S. States and political subdivisions of the States	—	1,939,590	—	—	1,939,590
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	4,355,861	—	—	4,355,861
Total fixed maturities - AFS - Excluding Funds Withheld Assets, at fair value	$—	$24,241,237	$757,313	$—	$24,998,550
Equity securities, at fair value (3)	603,993	384,717	—	—	988,710
Short-term investments, at fair value (1)(4)	—	347,674	—	—	347,674
Total investments AFS - Excluding Funds Withheld Assets	$603,993	$24,973,628	$757,313	$—	$26,334,934
Fixed maturities - Life Funds Withheld Assets
U.S. Government and Government-Related/Supported	$—	$18,225	$—	$—	$18,225
Corporate	—	3,017,446	—	—	3,017,446
RMBS – Agency	—	4,023	—	—	4,023
RMBS – Non-Agency	—	88,104	—	—	88,104
CMBS	—	216,844	—	—	216,844
CDO	—	—	—	—	—
Other asset-backed securities	—	293,617	—	—	293,617
U.S. States and political subdivisions of the States	—	—	—	—	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	1,806,112	—	—	1,806,112
Total fixed maturities - AFS - Life Funds Withheld Assets, at fair value	$—	$5,444,371	$—	$—	$5,444,371
Total investments - AFS, at fair value	$603,993	$30,417,999	$757,313	$—	$31,779,305
Cash equivalents (5)	1,792,096	464,544	—	—	2,256,640
Cash equivalents - Life Funds Withheld Assets	646	122,393	—	—	123,039
Other investments (6)	—	804,268	124,475	—	928,743
Other assets (7)	—	48,117	12,453	(1,240)	59,330
Total assets accounted for at fair value	$2,396,735	$31,857,321	$894,241	$(1,240)	$35,147,057
Liabilities
Financial instruments sold, but not yet purchased (8)	$1,854	$29,296	$—	$—	$31,150
Other liabilities (7)	—	38,277	31,363	(1,240)	68,400
Total liabilities accounted for at fair value	$1,854	$67,573	$31,363	$(1,240)	$99,550

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 (U.S. dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Collateral and Counterparty Netting	Balance at December 31, 2013
Assets
U.S. Government and Government - Related/Supported	$—	$2,501,851	$—	$—	$2,501,851
Corporate (1)	—	11,094,257	31,573	—	11,125,830
RMBS – Agency	—	3,535,649	10,473	—	3,546,122
RMBS – Non-Agency	—	398,759	9	—	398,768
CMBS	—	1,234,262	12,533	—	1,246,795
CDO	—	7,060	710,253	—	717,313
Other asset-backed securities (2)	—	1,230,227	11,877	—	1,242,104
U.S. States and political subdivisions of the States	—	1,845,812	—	—	1,845,812
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	4,875,541	—	—	4,875,541
Total fixed maturities, at fair value	$—	$26,723,418	$776,718	$—	$27,500,136
Equity securities, at fair value (3)	540,331	499,906	—	—	1,040,237
Short-term investments, at fair value (1)(4)	—	454,273	2,015	—	456,288
Total investments available for sale	$540,331	$27,677,597	$778,733	$—	$28,996,661
Cash equivalents (5)	834,514	226,636	—	—	1,061,150
Other investments (6)	—	757,110	113,472	—	870,582
Other assets (7)	—	27,487	—	(1,342)	26,145
Total assets accounted for at fair value	$1,374,845	$28,688,830	$892,205	$(1,342)	$30,954,538
Liabilities
Financial instruments sold, but not yet purchased (8)	$—	$28,861	$—	$—	$28,861
Other liabilities (7)	—	76,375	29,110	(1,342)	104,143
Total liabilities accounted for at fair value	$—	$105,236	$29,110	$(1,342)	$133,004
____________

(1)
Included within Corporate are certain medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes had a fair value of $155.9 million and $154.6 million and an amortized cost of $143.6 million and $147.7 million at June 30, 2014 and December 31, 2013, respectively. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(2)
The Company invests in covered bonds (“Covered Bonds”). Covered Bonds are senior secured debt instruments issued by financial institutions and backed by over-collateralized pools of public sector or mortgage loans. At June 30, 2014 and December 31, 2013, Covered Bonds with a fair value of $763.6 million and $553.1 million, respectively, are included within Other asset-backed securities.

(3)	Included within Equity securities are investments in fixed income funds with a fair value of $92.1 million and $87.4 million at June 30, 2014 and December 31, 2013, respectively.

(4)	Short-term investments consist primarily of Corporate securities and U.S. and Non-U.S. Government and Government-Related/Supported securities.

(5)
Cash equivalents balances subject to fair value measurement include certificates of deposit and money market funds. Operating cash balances are not subject to recurring fair value measurement guidance.

(6)
The Other investments balance excludes certain structured transactions including certain investments in project finance transactions, a payment obligation and liquidity financing provided to a structured credit vehicle as a part of a third party medium term note facility. These investments, which totaled $275.8 million at June 30, 2014 and $294.0 million at December 31, 2013, are carried at amortized cost. For further information, see Item 8, Note 7, “Other Investments,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

(7)
Other assets and other liabilities include derivative instruments. The derivative balances included in each category are reported on a gross basis by level with a netting adjustment presented separately in the Collateral and Counterparty Netting column. The fair values of the individual derivative contracts are reported gross in their respective levels based on the fair value hierarchy. For further details regarding derivative fair values and associated collateral received or paid see Note 7, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements.

(8)	Financial instruments sold, but not yet purchased, represent “short sales” and are included within “Payable for investments purchased” on the balance sheets.
(b) Level 3 Assets and Liabilities
The tables below present additional information about assets and liabilities measured at fair value on a recurring basis and for which Level 3 inputs were utilized to determine fair value. The tables present a reconciliation of the beginning and ending balances for the three and six months ended June 30, 2014 and 2013 for all financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3) at June 30, 2014 and 2013, respectively. The tables do not include gains or losses that were reported in Level 3 in prior periods for assets that were transferred out of Level 3 prior to June 30, 2014 and 2013. Gains and losses for assets and liabilities classified within Level 3 in the table below may include changes in

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, it should be noted that the following tables do not take into consideration the effect of offsetting Level 1 and 2 financial instruments entered into by the Company that are either economically hedged by certain exposures to the Level 3 positions or that hedge the exposures in Level 3 positions.
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
There were no significant transfers between Level 1 and Level 2 during the three and six months ended June 30, 2014 and 2013.

	Level 3 Assets and Liabilities -Three Months Ended June 30, 2014
(U.S. dollars in thousands)	Corporate	RMBS - Agency	RMBS - Non Agency	CMBS	CDO
Balance, beginning of period	$4,382	$8,928	$11	$5,926	$718,827
Realized gains (losses)	35	6	—	2	875
Movement in unrealized gains (losses)	(93)	(13)	—	(1)	8,331
Purchases and issuances	8	—	—	1,376	75,201
Sales	—	—	—	—	(30,892)
Settlements	(399)	(2,025)	—	(5,358)	(39,518)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$3,933	$6,896	$11	$1,945	$732,824
Movement in total gains (losses) above relating to instruments still held at the reporting date	$(58)	$(6)	$—	$—	$8,247

	Level 3 Assets and Liabilities -Three Months Ended June 30, 2014
(U.S. dollars in thousands)	Other asset- backed securities	Non-US Sovereign Government, Provincial, Supranational and Government Related/Supported	Short-term investments	Other investments	Derivative Contracts - Net
Balance, beginning of period	$10,673	$—	$—	$116,418	$(32,496)
Realized gains (losses)	(5)	—	—	5,127	—
Movement in unrealized gains (losses)	144	—	—	(1,779)	13,586
Purchases and issuances	3,000	—	—	9,997	—
Sales	—	—	—	—	—
Settlements	(2,108)	—	—	(5,288)	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$11,704	$—	$—	$124,475	$(18,910)
Movement in total gains (losses) above relating to instruments still held at the reporting date	$140	$—	$—	$3,348	$13,586

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Level 3 Assets and Liabilities -Three Months Ended June 30, 2013
(U.S. dollars in thousands)	Corporate	RMBS - Agency	RMBS - Non Agency	CMBS	CDO
Balance, beginning of period	$40,815	$19,107	$103	$25,012	$702,904
Realized gains (losses)	(69)	(2)	—	—	(55)
Movement in unrealized gains (losses)	426	(19)	—	(19)	14,491
Purchases and issuances	—	—	3,326	—	5,362
Sales	—	—	—	—	—
Settlements	(7,139)	(872)	(18)	(570)	(16,689)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(1,860)	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$32,173	$18,214	$3,411	$24,423	$706,013
Movement in total gains (losses) above relating to instruments still held at the reporting date	$424	$(22)	$(1)	$(19)	$13,804

	Level 3 Assets and Liabilities -Three Months Ended June 30, 2013
(U.S. dollars in thousands)	Other asset- backed securities	Non-US Sovereign Government, Provincial, Supranational and Government Related/Supported	Short-term investments	Other investments	Derivative Contracts - Net
Balance, beginning of period	$35,887	$—	$2,017	$113,322	$(32,550)
Realized gains (losses)	(13)	—	(10)	2,872	—
Movement in unrealized gains (losses)	(512)	—	(8)	932	3,176
Purchases and issuances	—	—	—	1,002	—
Sales	—	—	—	—	—
Settlements	(1,317)	—	—	(14,284)	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(6,506)	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$27,539	$—	$1,999	$103,844	$(29,374)
Movement in total gains (losses) above relating to instruments still held at the reporting date	$(525)	$—	$(18)	$3,812	$3,176

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Level 3 Assets and Liabilities - Six Months Ended June 30, 2014
(U.S. dollars in thousands)	Corporate	RMBS - Agency	RMBS - Non Agency	CMBS	CDO
Balance, beginning of period	$31,573	$10,473	$9	$12,533	$710,253
Realized gains (losses)	155	6	—	3	2,456
Movement in unrealized gains (losses)	(96)	(13)	2	(3)	12,013
Purchases and issuances	1,443	—	—	1,376	103,015
Sales	—	—	—	—	(40,824)
Settlements	(5,513)	(2,598)	—	(11,964)	(54,089)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(23,629)	(972)	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$3,933	$6,896	$11	$1,945	$732,824
Movement in total gains (losses) above relating to instruments still held at the reporting date	$90	$(6)	$2	$—	$13,216

	Level 3 Assets and Liabilities - Six Months Ended June 30, 2014
(U.S. dollars in thousands)	Other asset- backed securities	Non-US Sovereign Government, Provincial, Supranational and Government Related/Supported	Short-term investments	Other investments	Derivative Contracts - Net
Balance, beginning of period	$11,877	$—	$2,015	$113,472	$(29,110)
Realized gains (losses)	(20)	—	—	8,691	—
Movement in unrealized gains (losses)	206	—	(15)	(282)	10,200
Purchases and issuances	3,000	—	—	21,086	—
Sales	—	—	—	—	—
Settlements	(3,359)	—	(2,000)	(18,492)	—
Transfers into Level 3	—	—		—	—
Transfers out of Level 3	—	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$11,704	$—	$—	$124,475	$(18,910)
Movement in total gains (losses) above relating to instruments still held at the reporting date	$186	$—	$—	$8,409	$10,200

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Level 3 Assets and Liabilities - Six Months Ended June 30, 2013
(U.S. dollars in thousands)	Corporate	RMBS - Agency	RMBS - Non Agency	CMBS	CDO
Balance, beginning of period	$30,098	$32,005	$116	$25,347	$701,736
Realized gains (losses)	(71)	11	—	—	301
Movement in unrealized gains (losses)	630	(37)	—	(18)	35,746
Purchases and issuances	10,621	—	3,326	—	5,362
Sales	—	(535)	—	—	—
Settlements	(7,245)	(1,765)	(31)	(906)	(37,132)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(1,860)	(11,465)	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$32,173	$18,214	$3,411	$24,423	$706,013
Movement in total gains (losses) above relating to instruments still held at the reporting date	$627	$(40)	$(1)	$(18)	$34,278

	Level 3 Assets and Liabilities - Six Months Ended June 30, 2013
(U.S. dollars in thousands)	Other asset- backed securities	Non-US Sovereign Government, Provincial, Supranational and Government Related/Supported	Short-term investments	Other investments	Derivative Contracts - Net
Balance, beginning of period	$18,128	$—	$—	$115,272	$(36,247)
Realized gains (losses)	38	—	(10)	5,787	—
Movement in unrealized gains (losses)	963	—	(8)	(970)	6,873
Purchases and issuances	21,686	—	2,017	2,907	—
Sales	—	—	—	—	—
Settlements	(6,770)	—	—	(19,152)	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(6,506)	—	—	—	—
Fixed maturities to short-term investments classification change	—	—	—	—	—
Balance, end of period	$27,539	$—	$1,999	$103,844	$(29,374)
Movement in total gains (losses) above relating to instruments still held at the reporting date	$(516)	$—	$(18)	$4,808	$6,873
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
The calculation of the change in fair value of the embedded derivative associated with the Life Retro Arrangements includes the interest income, realized and unrealized gains and losses on Life Funds Withheld Assets and certain related expenses related to the Life Funds Withheld Assets. The fair value of the embedded derivative is included in the “Funds withheld on life retrocession arrangements, net of future policy benefit reserves recoverable” on the consolidated balance sheets. The fair value of the embedded derivative is considered a Level 2 valuation.
(f) Financial Instruments Not Carried at Fair Value
Authoritative guidance over disclosures about the fair value of financial instruments requires additional disclosure of fair value information for financial instruments not carried at fair value in both interim and annual reporting periods. Certain financial instruments, particularly insurance contracts, are excluded from these fair value disclosure requirements. The carrying values of cash and cash equivalents, accrued investment income, net receivable from investments sold, other assets, net payable for investments purchased, other liabilities and other financial instruments not included below approximated their fair values. The following table includes financial instruments for which the carrying value differs from the estimated fair values at June 30, 2014 and December 31, 2013. All of these fair value estimates are considered Level 2 fair value measurements. The fair values for fixed maturities held to maturity are provided by third party pricing vendors and significant valuation inputs for all other items included were based upon market data obtained from sources independent of the Company, and are subject to the same control environment previously described.

	June 30, 2014		December 31, 2013
(U.S. dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed maturities, held to maturity	$—	$—	$2,858,695	$3,131,235
Other investments - structured transactions	275,821	299,661	294,048	296,799
Financial Assets	$275,821	$299,661	$3,152,743	$3,428,034
Deposit liabilities	$1,288,376	$1,520,108	$1,509,243	$1,718,394
Notes payable and debt	2,262,452	2,511,270	2,263,203	2,429,412
Financial Liabilities	$3,550,828	$4,031,378	$3,772,446	$4,147,806
As described in Note 3, "Sale of Life Reinsurance Subsidiary," certain fixed maturities were reclassified from held to maturity to available for sale. See also Note 6, "Investments" for further information.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
Deposit liabilities include obligations under structured insurance and reinsurance transactions. For purposes of fair value disclosures, the Company determined the estimated fair value of the deposit liabilities by assuming a discount rate equal to the appropriate U.S. Treasury rate plus 45.5 basis points and 56.7 basis points at June 30, 2014 and December 31, 2013, respectively. The discount rate incorporates the Company’s own credit risk into the determination of estimated fair value.
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
5. Segment Information
The Company is organized into two operating segments: Insurance and Reinsurance. Subsequent to the transaction as described in Note 3, "Sale of Life Reinsurance Subsidiary", XLLR reinsures the majority of the Company's life reinsurance business through the Life Retro Arrangements. The Company no longer considers the Life Operations to be a separate operating segment and the results of the life run-off business are reported within “Corporate and Other.” The Company’s general investment and financing operations are also reflected in Corporate and Other. The run-off business subject to the Life Retro Arrangements was previously reported within the Company’s Life operations segment. Prior period information has been re-presented to reflect the current presentation.
The Company evaluates the performance of both the Insurance and Reinsurance segments based on underwriting profit. Other items of revenue and expenditure of the Company are not evaluated at the segment level. In addition, the Company does not allocate investment assets used to support its Property and Casualty (“P&C”) operations to the individual segments, except as noted below. Investment assets related to the Company’s run-off life operations and certain structured products included in the Insurance and Reinsurance segments are held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from the applicable segment. The following tables summarize the segment results for the three and six months ended June 30, 2014 and 2013:

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended June 30, 2014 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$1,618,405	$493,124	$2,111,529	$86,710	$2,198,239
Net premiums written	996,880	436,446	1,433,326	58,518	1,491,844
Net premiums earned	1,003,990	434,086	1,438,076	58,518	1,496,594
Net losses and loss expenses	627,627	200,253	827,880	85,299	913,179
Acquisition costs	99,863	80,874	180,737	3,882	184,619
Operating expenses (2)	213,931	47,582	261,513	2,209	263,722
Underwriting profit (loss)	$62,569	$105,377	$167,946	$(32,872)	$135,074
Net investment income - excluding Life Funds Withheld Assets			144,555	52,118	196,673
Net investment income - Life Funds Withheld Assets				19,165	19,165
Net results from structured products (3)	31,645	3,240	34,885	—	34,885
Net fee income and other (4)	(3,567)	664	(2,903)	45	(2,858)
Loss on sale of life reinsurance subsidiary			—	666,423	666,423
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets			78,505	2,339	80,844
Net realized gains (losses) on investments - Life Funds Withheld Assets			—	(8,147)	(8,147)
Net realized and unrealized gains (losses) on derivative instruments			—	11,599	11,599
Net realized and unrealized gains (losses) on life retrocession embedded derivative			—	(17,546)	(17,546)
Net income (loss) from investment fund affiliates and operating affiliates (5)			—	45,421	45,421
Exchange (gains) losses			—	21,141	21,141
Corporate operating expenses			—	56,495	56,495
Contribution from P&C and Corporate and Other			422,988	(671,937)	(248,949)
Interest expense (6)				32,284	32,284
Non-controlling interests				3,682	3,682
Income tax expense				(5,654)	(5,654)
Net income (loss) attributable to ordinary shareholders					$(279,261)
Ratios – P&C operations: (7)
Loss and loss expense ratio	62.5%	46.1%	57.6%
Underwriting expense ratio	31.3%	29.6%	30.7%
Combined ratio	93.8%	75.7%	88.3%
____________

(1)	Corporate and Other includes the Company's run-off life operations.

(2)	Operating expenses exclude Corporate operating expenses, shown separately.

(3)
The net results from structured products include net investment income and interest expense (credit) of $16.9 million and $(18.2) million, respectively. Net results from structured products includes a benefit of $28.7 million from a negotiated termination of one of the Company's larger structured indemnity contracts during the second quarter of 2014, producing a net interest expense credit.

(4)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(5)	The Company records the income related to the alternative funds and to the private investment and operating fund affiliates on a one-month and three-month lag, respectively.

(6)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(7)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended June 30, 2013 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$1,472,388	$471,782	$1,944,170	$81,302	$2,025,472
Net premiums written	1,049,163	410,809	1,459,972	73,896	1,533,868
Net premiums earned	1,058,542	429,955	1,488,497	73,896	1,562,393
Net losses and loss expenses	721,323	216,283	937,606	116,767	1,054,373
Acquisition costs	138,032	86,599	224,631	7,255	231,886
Operating expenses (2)	194,514	39,622	234,136	2,206	236,342
Underwriting profit (loss)	$4,673	$87,451	$92,124	$(52,332)	$39,792
Net investment income - excluding Life Funds Withheld Assets			143,818	70,592	214,410
Net investment income - Life Funds Withheld Assets				—	—
Net results from structured products (3)	3,532	2,521	6,053	—	6,053
Net fee income and other (4)	(1,355)	520	(835)	44	(791)
Loss on sale of life reinsurance subsidiary			—	—	—
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets			29,369	11,599	40,968
Net realized gains (losses) on investments - Life Funds Withheld Assets			—	—	—
Net realized and unrealized gains (losses) on derivative instruments			—	(5,105)	(5,105)
Net realized and unrealized gains (losses) on life retrocession embedded derivative			—	—	—
Net income (loss) from investment fund affiliates and operating affiliates (5)			—	79,368	79,368
Exchange (gains) losses			—	(11,331)	(11,331)
Corporate operating expenses			—	55,155	55,155
Contribution from P&C and Corporate and Other			270,529	60,342	330,871
Interest expense (6)				26,121	26,121
Non-controlling interests				3,180	3,180
Income tax expense				28,872	28,872
Net income (loss) attributable to ordinary shareholders					$272,698
Ratios – P&C operations: (7)
Loss and loss expense ratio	68.1%	50.3%	63.0%
Underwriting expense ratio	31.5%	29.4%	30.8%
Combined ratio	99.6%	79.7%	93.8%
____________

(1)	Corporate and Other includes the Company's run-off life operations.

(2)	Operating expenses exclude Corporate operating expenses, shown separately.

(3)	The net results from structured products include net investment income and interest expense of $18.1 million and $12.1 million, respectively.

(4)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(5)	The Company records the income related to the alternative funds and to the private investment and operating fund affiliates on a one-month and three-month lag, respectively.

(6)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(7)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2014 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$3,189,331	$1,350,837	$4,540,168	$171,007	$4,711,175
Net premiums written	2,124,247	1,228,619	3,352,866	134,829	3,487,695
Net premiums earned	1,996,430	854,174	2,850,604	134,829	2,985,433
Net losses and loss expenses	1,266,820	392,565	1,659,385	198,886	1,858,271
Acquisition costs	204,863	168,109	372,972	11,061	384,033
Operating expenses (2)	416,984	88,443	505,427	5,397	510,824
Underwriting profit (loss)	$107,763	$205,057	$312,820	$(80,515)	$232,305
Net investment income - excluding Life Funds Withheld Assets			288,082	123,010	411,092
Net investment income - Life Funds Withheld Assets				19,165	19,165
Net results from structured products (3)	36,535	6,303	42,838	—	42,838
Net fee income and other (4)	(4,779)	1,337	(3,442)	90	(3,352)
Loss on sale of life reinsurance subsidiary			—	666,423	666,423
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets			96,171	3,902	100,073
Net realized gains (losses) on investments - Life Funds Withheld Assets			—	(8,147)	(8,147)
Net realized and unrealized gains (losses) on derivative instruments			—	13,409	13,409
Net realized and unrealized gains (losses) on life retrocession embedded derivative			—	(17,546)	(17,546)
Net income (loss) from investment fund affiliates and operating affiliates (5)			—	125,009	125,009
Exchange (gains) losses			—	31,582	31,582
Corporate operating expenses			—	107,833	107,833
Contribution from P&C and Corporate and Other			$736,469	$(627,461)	$109,008
Interest expense (6)				64,444	64,444
Non-controlling interests				39,441	39,441
Income tax expense				28,667	28,667
Net income (loss) attributable to ordinary shareholders					$(23,544)
Ratios – P&C operations: (7)
Loss and loss expense ratio	63.5%	46.0%	58.2%
Underwriting expense ratio	31.1%	30.0%	30.8%
Combined ratio	94.6%	76.0%	89.0%
____________

(1)	Corporate and Other includes the Company's run-off life operations.

(2)	Operating expenses exclude Corporate operating expenses, shown separately.

(3)
The net results from structured products include net investment income and net interest expense (credit) of $35.7 million and $(7.4) million, respectively. Net results from structured products includes a benefit of $28.7 million from a negotiated termination of one of the Company's larger structured indemnity contracts during the second quarter of 2014, producing a net interest expense credit.

(4)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(5)	The Company records the income related to the alternative funds and to the private investment and operating fund affiliates on a one-month and three-month lag, respectively.

(6)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(7)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2013 (U.S. dollars in thousands, except ratios)	Insurance	Reinsurance	Total P&C	Corporate and Other (1)	Total
Gross premiums written	$2,970,175	$1,378,911	$4,349,086	$154,272	$4,503,358
Net premiums written	2,238,351	1,263,830	3,502,181	139,341	3,641,522
Net premiums earned	2,097,634	855,109	2,952,743	139,341	3,092,084
Net losses and loss expenses	1,371,840	408,850	1,780,690	227,720	2,008,410
Acquisition costs	268,654	172,133	440,787	11,358	452,145
Operating expenses (2)	378,511	80,043	458,554	4,801	463,355
Underwriting profit (loss)	$78,629	$194,083	$272,712	$(104,538)	$168,174
Net investment income - excluding Life Funds Withheld Assets			300,857	142,280	443,137
Net investment income - Life Funds Withheld Assets				—	—
Net results from structured products (3)	7,717	3,512	11,229	—	11,229
Net fee income and other (4)	(3,294)	1,152	(2,142)	1,087	(1,055)
Loss on sale of life reinsurance subsidiary			—	—	—
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets			74,947	2,530	77,477
Net realized gains (losses) on investments - Life Funds Withheld Assets			—	—	—
Net realized and unrealized gains (losses) on derivative instruments			—	2,780	2,780
Net realized and unrealized gains (losses) on life retrocession embedded derivative			—	—	—
Net income (loss) from investment fund affiliates and operating affiliates (5)			—	142,587	142,587
Exchange (gains) losses			—	(44,766)	(44,766)
Corporate operating expenses			—	102,077	102,077
Contribution from P&C and Corporate and Other			$657,603	$129,415	$787,018
Interest expense (6)				52,257	52,257
Non-controlling interests				38,922	38,922
Income tax expense				72,351	72,351
Net income (loss) attributable to ordinary shareholders					$623,488
Ratios – P&C operations: (7)
Loss and loss expense ratio	65.4%	47.8%	60.3%
Underwriting expense ratio	30.9%	29.5%	30.5%
Combined ratio	96.3%	77.3%	90.8%
____________

(1)	Corporate and Other includes the Company's run-off life operations.

(2)	Operating expenses exclude Corporate operating expenses, shown separately.

(3)	The net results from structured products include net investment income and interest expense of $35.9 million and $24.6 million, respectively.

(4)	Net fee income and other includes operating expenses from the Company's loss prevention consulting services business.

(5)	The Company records the income related to the alternative funds and to the private investment and operating fund affiliates on a one-month and three-month lag, respectively.

(6)	Interest expense excludes interest expense related to deposit liabilities recorded in the Insurance and Reinsurance segments.

(7)	Ratios are based on net premiums earned from P&C operations.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the Company’s net premiums earned by line of business for the three months ended June 30, 2014 and 2013:

Three Months Ended June 30, 2014 (U.S. dollars in thousands)	Insurance	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$267,509	$44,239	$—	$311,748
Casualty	358,990	82,929	—	441,919
Property catastrophe	—	112,562	—	112,562
Property	142,874	142,337	—	285,211
Marine, energy, aviation and satellite	—	21,065	—	21,065
Specialty	179,948	—	—	179,948
Other (1)	54,669	30,954	—	85,623
Total P&C Operations	$1,003,990	$434,086	$—	$1,438,076
Corporate and Other:
Run-off Life operations - Annuity	$—	$—	$21,565	$21,565
Run-off Life operations - Other Life	—	—	36,953	36,953
Total Corporate and Other	$—	$—	$58,518	$58,518
Total	$1,003,990	$434,086	$58,518	$1,496,594

Three Months Ended June 30, 2013 (U.S. dollars in thousands)	Insurance	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$349,812	$50,978	$—	$400,790
Casualty	338,437	76,544	—	414,981
Property catastrophe	—	129,361	—	129,361
Property	135,089	132,501	—	267,590
Marine, energy, aviation and satellite	—	24,588	—	24,588
Specialty	181,131	—	—	181,131
Other (1)	54,073	15,983	—	70,056
Total P&C Operations	$1,058,542	$429,955	$—	$1,488,497
Corporate and Other:
Run-off Life operations - Annuity	$—	$—	$30,087	$30,087
Run-off Life operations - Other Life	—	—	43,809	43,809
Total Corporate and Other	$—	$—	$73,896	$73,896
Total	$1,058,542	$429,955	$73,896	$1,562,393
____________

(1)
Other within the Insurance segment includes: excess and surplus, programs, surety, structured indemnity and certain other discontinued lines. Other within the Reinsurance segment includes: whole account contracts, accident and health and other lines.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the Company’s net premiums earned by line of business for the six months ended June 30, 2014:

Six Months Ended June 30, 2014 (U.S. dollars in thousands)	Insurance	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$542,936	$94,343	$—	$637,279
Casualty	702,994	159,650	—	862,644
Property catastrophe	—	220,999	—	220,999
Property	282,607	277,576	—	560,183
Marine, energy, aviation and satellite	—	44,579	—	44,579
Specialty	356,857	—	—	356,857
Other (1)	111,036	57,027	—	168,063
Total P&C Operations	$1,996,430	$854,174	$—	$2,850,604
Corporate and Other:
Run-off Life operations - Annuity	$—	$—	$53,362	$53,362
Run-off Life operations - Other Life	—	—	81,467	81,467
Total Corporate and Other	$—	$—	$134,829	$134,829
Total	$1,996,430	$854,174	$134,829	$2,985,433

Six Months Ended June 30, 2013 (U.S. dollars in thousands)	Insurance	Reinsurance	Corporate and Other	Total
P&C Operations:
Professional	$700,650	$96,414	$—	$797,064
Casualty	665,855	153,525	—	819,380
Property catastrophe	—	243,003	—	243,003
Property	259,539	273,770	—	533,309
Marine, energy, aviation and satellite	—	52,428	—	52,428
Specialty	364,096	—	—	364,096
Other (1)	107,494	35,969	—	143,463
Total P&C Operations	$2,097,634	$855,109	$—	$2,952,743
Corporate and Other:
Run-off Life operations - Annuity	$—	$—	$59,771	$59,771
Run-off Life operations - Other Life	—	—	79,570	79,570
Total Corporate and Other	$—	$—	$139,341	$139,341
Total	$2,097,634	$855,109	$139,341	$3,092,084
____________

(1)
Other within the Insurance segment includes: excess and surplus, programs, surety, structured indemnity and certain other discontinued lines. Other within the Reinsurance segment includes: whole account contracts, accident and health and other lines.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Investments
(a) Fixed Maturities, Short-Term Investments and Equity Securities
Classification of Fixed Income Securities
During the three months ended June 30, 2014 fixed maturities with a carrying value of $2.8 billion were reclassified from held to maturity to available for sale in conjunction with the sale of XLLR as discussed in Note 3, “Sale of Life Reinsurance Subsidiary.” Gross unrealized gains and gross unrealized losses, net of tax, of $424.9 million and nil, respectively, related to these securities were recognized in other comprehensive income on the date of transfer. For certain annuity contracts that are subject to the Life Retro Arrangements, policy benefit reserves were historically increased for the impact of changes in unrealized gains on investments supporting such contracts as if the gains had been realized, with a corresponding entry to other comprehensive income ("Shadow Adjustments"). In conjunction with the sale of XLLR and the related reclassification of securities from HTM to AFS, the Company recorded an additional gross charge of $440.5 million , net of tax, as a reduction of comprehensive income for such Shadow Adjustments on the date of the transfer. See Note 15, "Accumulated Other Comprehensive Income" for further information.
All of the reclassified securities are included within the Life Funds Withheld Assets, along with certain other available for sale securities as defined in the sale and purchase agreement. The Life Funds Withheld Assets are managed pursuant to agreed investment guidelines that meet the contractual commitments of the XL ceding companies and applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GreyCastle. Because the Company no longer shares in the risks and rewards of the underlying performance of the Life Funds Withheld Assets, disclosures within the financial statements and accompanying notes included herein separate the Life Funds Withheld Assets from the rest of the Company's investments.
Amortized Cost and Fair Value Summary
The cost (amortized cost for fixed maturities and short-term investments), fair value, gross unrealized gains and gross unrealized (losses), including other-than-temporary impairments (“OTTI”) recorded in accumulated other comprehensive income (“AOCI”) of the Company’s AFS investments, the Life Funds Withheld Assets designated as AFS, and HTM investments at June 30, 2014 and December 31, 2013, were as follows:

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
U.S. Government and Government-Related/Supported (2)	$2,033,152	$60,408	$(9,266)	$2,084,294	$—
Corporate (3) (4)	9,345,654	425,093	(43,123)	9,727,624	(4,758)
RMBS – Agency	3,218,551	104,874	(20,379)	3,303,046	—
RMBS – Non-Agency	395,629	41,054	(21,180)	415,503	(70,645)
CMBS	1,098,149	33,562	(7,424)	1,124,287	(2,561)
CDO	763,146	3,656	(28,729)	738,073	(1,812)
Other asset-backed securities (5)	1,271,201	42,158	(3,087)	1,310,272	(2,058)
U.S. States and political subdivisions of the States	1,836,889	109,258	(6,557)	1,939,590	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (2)	4,264,089	117,877	(26,105)	4,355,861	—
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$24,226,460	$937,940	$(165,850)	$24,998,550	$(81,834)
Total short-term investments (2)	$347,473	$972	$(771)	$347,674	$—
Total equity securities (6)	$839,716	$151,618	$(2,624)	$988,710	$—
Total investments - AFS - Excluding Life Funds Withheld Assets	$25,413,649	$1,090,530	$(169,245)	$26,334,934	$(81,834)
Fixed maturities - AFS - Life Funds Withheld Assets
U.S. Government and Government-Related/Supported	$16,356	$1,869	$—	$18,225	$—
Corporate	2,722,907	294,539	—	3,017,446	—
RMBS – Agency	3,990	33	—	4,023	—
RMBS – Non-Agency	78,804	9,300	—	88,104	—
CMBS	198,576	18,268	—	216,844	—
CDO	—	—	—	—	—
Other asset-backed securities	271,691	21,926	—	293,617	—
U.S. States and political subdivisions of the States	—	—	—	—	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	1,546,747	259,365	—	1,806,112	—
Total fixed maturities - AFS - Life Funds Withheld Assets	$4,839,071	$605,300	$—	$5,444,371	$—
Total investments - AFS	$30,252,720	$1,695,830	$(169,245)	$31,779,305	$(81,834)
Total fixed maturities - HTM	$—	$—	$—	$—	$—
___________

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the date an impairment was recorded.

(2)
U.S. Government and Government-Related/Supported, Non-U.S. Sovereign Government, Provincials, Supranationals and Government-Related/Supported and Total short-term investments includes government-related securities with an amortized cost of $1,679.1 million and fair value of $1,721.8 million and U.S. Agencies with an amortized cost of $230.2 million and fair value of $256.8 million.

(3)
Included within Corporate are certain medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes have a fair value of $155.9 million and an amortized cost of $143.6 million. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(4)
Included within Corporate are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments, which are senior to the common and preferred equities of the financial institutions. These securities have a fair value of $28.1 million and an amortized cost of $32.6 million.

(5)	Covered Bonds with an amortized cost of $737.0 million and a fair value of $763.6 million are included within Other asset-backed securities to align the Company's classification to market indices.

(6)	Included within Total equity securities are investments in fixed income funds with a fair value of $92.1 million and an amortized cost of $92.1 million.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 (U.S. dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit Related OTTI (1)
Fixed maturities - AFS
U.S. Government and Government-Related/Supported (2)	$2,484,193	$51,701	$(34,043)	$2,501,851	$—
Corporate (3) (4)	10,802,332	433,097	(109,599)	11,125,830	(4,758)
RMBS – Agency	3,540,101	68,098	(62,077)	3,546,122	—
RMBS – Non-Agency	396,798	33,096	(31,126)	398,768	(74,528)
CMBS	1,223,313	39,255	(15,773)	1,246,795	(2,753)
CDO	754,414	5,833	(42,934)	717,313	(2,036)
Other asset-backed securities (5)	1,210,384	40,560	(8,840)	1,242,104	(2,807)
U.S. States and political subdivisions of the States	1,821,499	55,083	(30,770)	1,845,812	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (2)	4,878,840	80,961	(84,260)	4,875,541	—
Total fixed maturities - AFS	$27,111,874	$807,684	$(419,422)	$27,500,136	$(86,882)
Total short-term investments (2)	$455,470	$962	$(144)	$456,288	$—
Total equity securities (6)	$903,201	$154,506	$(17,470)	$1,040,237	$—
Total investments - AFS	$28,470,545	$963,152	$(437,036)	$28,996,661	$(86,882)
Fixed maturities - HTM
U.S. Government and Government-Related/Supported (2)	$10,993	$629	$—	$11,622	$—
Corporate	1,386,863	113,179	(968)	1,499,074	—
RMBS – Non-Agency	66,987	4,985	—	71,972	—
CMBS	144,924	11,864	—	156,788	—
Other asset-backed securities (5)	106,540	6,908	—	113,448	—
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (2)	1,142,388	136,585	(642)	1,278,331	—
Total fixed maturities - HTM	$2,858,695	$274,150	$(1,610)	$3,131,235	$—
____________

(1)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the date an impairment was recorded.

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
At June 30, 2014 and December 31, 2013, approximately 2.8% and 2.6%, respectively, of the Company's fixed income investment portfolio at fair value, excluding Life Funds Withheld Assets, was invested in securities that were below investment grade or not rated. Approximately 22.0% and 12.4% of the gross unrealized losses in the Company's fixed income securities portfolio, excluding Life Funds Withheld Assets, at June 30, 2014 and December 31, 2013, respectively, related to securities that were below investment grade or not rated. There were no unrealized losses within the Life Funds Withheld Assets at June 30, 2014.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Contractual Maturities Summary
The contractual maturities of AFS and HTM fixed income securities at June 30, 2014 and December 31, 2013 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2014 (1)		December 31, 2013 (1)
(U.S. dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturities - AFS - Excluding Life Funds Withheld Assets
Due less than one year	$2,069,219	$2,088,394	$2,052,251	$2,060,365
Due after 1 through 5 years	9,384,790	9,657,635	10,075,087	10,305,986
Due after 5 through 10 years	4,518,798	4,693,075	5,474,120	5,507,450
Due after 10 years	1,506,977	1,668,265	2,385,406	2,475,233
	$17,479,784	$18,107,369	$19,986,864	$20,349,034
RMBS – Agency	3,218,551	3,303,046	3,540,101	3,546,122
RMBS – Non-Agency	395,629	415,503	396,798	398,768
CMBS	1,098,149	1,124,287	1,223,313	1,246,795
CDO	763,146	738,073	754,414	717,313
Other asset-backed securities	1,271,201	1,310,272	1,210,384	1,242,104
Total mortgage and asset-backed securities	$6,746,676	$6,891,181	$7,125,010	$7,151,102
Total fixed maturities - AFS - Excluding Life Funds Withheld Assets	$24,226,460	$24,998,550	$27,111,874	$27,500,136
Fixed maturities - AFS - Life Funds Withheld Assets
Due less than one year	$138,250	$144,169	$—	$—
Due after 1 through 5 years	680,192	725,237	—	—
Due after 5 through 10 years	1,159,277	1,297,027	—	—
Due after 10 years	2,308,291	2,675,350	—	—
	$4,286,010	$4,841,783	$—	$—
RMBS – Agency	3,990	4,023	—	—
RMBS – Non-Agency	78,804	88,104	—	—
CMBS	198,576	216,844	—	—
CDO	—	—	—	—
Other asset-backed securities	271,691	293,617	—	—
Total mortgage and asset-backed securities	$553,061	$602,588	$—	$—
Total fixed maturities - AFS - Life Funds Withheld Assets	$4,839,071	$5,444,371	$—	$—
Total fixed maturities - AFS	$29,065,531	$30,442,921	$27,111,874	$27,500,136
Fixed maturities - HTM
Due less than one year	$—	$—	$65,651	$66,766
Due after 1 through 5 years	—	—	240,802	255,322
Due after 5 through 10 years	—	—	455,633	492,095
Due after 10 years	—	—	1,778,158	1,974,844
	$—	$—	$2,540,244	$2,789,027
RMBS – Non-Agency	—	—	66,987	71,972
CMBS	—	—	144,924	156,788
Other asset-backed securities	—	—	106,540	113,448
Total mortgage and asset-backed securities	$—	$—	$318,451	$342,208
Total fixed maturities - HTM	$—	$—	$2,858,695	$3,131,235
____________

(1)
Included in the table above within Fixed Maturities - AFS - Excluding Life Funds Withheld Assets, are Tier One and Upper Tier Two securities, representing committed term debt and hybrid instruments, which are senior to the common and preferred equities of the financial institutions, at their fair values of $28.1 million and $282.2 million at June 30, 2014 and December 31, 2013, respectively. These securities are reflected in the table based on their call date and have net unrealized losses of $4.5 million and $4.0 million at June 30, 2014 and December 31, 2013, respectively.

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
The determination of credit loss impairment is based on detailed analyses of underlying cash flows and other considerations. Such analyses require the use of certain assumptions to develop the estimated performance of underlying collateral. Key assumptions used include, but are not limited to, items such as RMBS default rates based on collateral duration in arrears, severity of losses on default by collateral class, collateral reinvestment rates and expected future general corporate default rates.
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
Pledged Assets
Certain of the Company's invested assets are held in trust and pledged in support of insurance and reinsurance liabilities as well as credit facilities. Such pledges are largely required by the Company's operating subsidiaries that are “non-admitted” under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. Also, certain deposit liabilities and annuity contracts require the use of pledged assets. At June 30, 2014 and December 31, 2013, the Company had $16.1 billion and $15.5 billion in pledged assets, respectively.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(b) Gross Unrealized Losses
The following is an analysis of how long the AFS and HTM securities at June 30, 2014 and December 31, 2013 had been in a continual unrealized loss position:

	Less than 12 months		Equal to or greater than 12 months
June 30, 2014 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments - AFS - Excluding Life Funds Withheld Assets
U.S. Government and Government-Related/Supported	$155,192	$(1,345)	$455,830	$(7,926)
Corporate	510,313	(4,910)	820,499	(38,302)
RMBS – Agency	28,954	(123)	652,745	(20,256)
RMBS – Non-Agency	26,501	(374)	216,406	(20,806)
CMBS	65,205	(197)	202,685	(7,227)
CDO	69,479	(268)	492,272	(28,461)
Other asset-backed securities	60,338	(130)	79,464	(2,957)
U.S. States and political subdivisions of the States	32,636	(260)	222,479	(6,297)
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	548,628	(6,517)	515,159	(20,265)
Total fixed maturities and short-term investments - AFS - Excluding Life Funds Withheld Assets	$1,497,246	$(14,124)	$3,657,539	$(152,497)
Total fixed maturities and short-term investments - AFS - Life Funds Withheld Assets	$—	$—	$—	$—
Total fixed maturities and short-term investments - AFS	$1,497,246	$(14,124)	$3,657,539	$(152,497)
Total equity securities	$46,158	$(2,624)	$—	$—
Total fixed maturities - HTM	$—	$—	$—	$—

	Less than 12 months		Equal to or greater than 12 months
December 31, 2013 (U.S. dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities and short-term investments - AFS
U.S. Government and Government-Related/Supported	$1,333,704	$(30,474)	$44,158	$(3,614)
Corporate	2,756,235	(59,497)	513,106	(50,160)
RMBS – Agency	1,485,261	(50,362)	169,704	(11,715)
RMBS – Non-Agency	14,204	(604)	240,946	(30,522)
CMBS	432,820	(6,816)	107,192	(8,957)
CDO	58,239	(217)	574,613	(42,717)
Other asset-backed securities	196,639	(2,149)	96,528	(6,691)
U.S. States and political subdivisions of the States	463,974	(23,124)	64,324	(7,646)
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	2,130,792	(56,866)	306,873	(27,435)
Total fixed maturities and short-term investments - AFS	$8,871,868	$(230,109)	$2,117,444	$(189,457)
Total equity securities	$155,453	$(17,470)	$—	$—
Fixed maturities - HTM
Corporate	$46,034	$(941)	$642	$(27)
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported	—	—	11,894	(642)
Total fixed maturities - HTM	$46,034	$(941)	$12,536	$(669)

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company had gross unrealized losses totaling $169.2 million on 1,385 securities out of a total of 7,668 held at June 30, 2014 in its AFS - Excluding Life Funds Withheld Assets portfolio, which it considers to be temporarily impaired or with respect to which it reflects non-credit losses on other-than-temporarily impaired assets. Individual security positions comprising this balance have been evaluated by management to determine the severity of these impairments and whether they should be considered other-than-temporary. Management believes it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost.
Management, in its assessment of whether securities in a gross unrealized loss position are temporarily impaired, as described above, considers the significance of the impairments. At June 30, 2014, the AFS - Excluding Life Funds Withheld Assets portfolio included structured credit securities with gross unrealized losses of $10.6 million, which had a fair value of $4.6 million, and a cumulative fair value decline of greater than 50% of amortized cost. All of these securities are mortgage and asset-backed securities. These greater than 50% impaired securities include gross unrealized losses of $10.4 million on CDOs and $0.2 million on non-Agency RMBS.
(c) Net Realized Gains (Losses)
The following represents an analysis of net realized gains (losses) on investments:

Net Realized Gains (Losses) on Investments	Three months ended June 30,		Six months ended June 30,
(U.S. dollars in thousands)	2014	2013	2014	2013
Net realized gains (losses) on investments - excluding Life Funds Withheld Assets:
Gross realized gains	$118,947	$64,865	$170,160	$138,038
Gross realized losses on investments sold	(13,487)	(21,508)	(41,744)	(53,534)
OTTI on investments, net of amounts transferred to other comprehensive income	(24,616)	(2,389)	(28,343)	(7,027)
	$80,844	$40,968	$100,073	$77,477
Net realized gains (losses) on investments - Life Funds Withheld Assets:
Gross realized gains	$624	$—	$624	$—
Gross realized losses on investments sold	—	—	—	—
OTTI on investments, net of amounts transferred to other comprehensive income	(8,771)	—	(8,771)	—
	$(8,147)	$—	$(8,147)	$—
Total net realized gains (losses) on investments	$72,697	$40,968	$91,926	$77,477
The main components of the net impairment charges of $24.6 million for investments excluding Life Funds Withheld Assets for the three months ended June 30, 2014 were:

▪	$10.3 million related to certain equities as the holdings were in a loss position for more than 11 months.

▪	$12.5 million related to Other Investments.
The following table sets forth the amount of credit loss impairments on fixed income securities held by the Company as of the dates or the periods indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Credit Loss Impairments	Three months ended June 30,		Six months ended June 30,
(U.S. dollars in thousands)	2014	2013	2014	2013
Opening balance at beginning of indicated period	$171,382	$260,066	$174,805	$268,707
Credit loss impairment recognized in the current period on securities not previously impaired	30	27	41	527
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(3,322)	(55,144)	(7,571)	(61,619)
Credit loss impairments previously recognized on securities impaired to fair value during the period	—	—	—	—
Additional credit loss impairments recognized in the current period on securities previously impaired	892	1,996	3,153	4,300
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(3,105)	(4,083)	(4,551)	(9,053)
Balance at June 30,	$165,877	$202,862	$165,877	$202,862

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended June 30, 2014 and 2013, the $3.3 million and $55.1 million, respectively, of credit loss impairments previously recognized on securities that matured, or were paid down, prepaid or sold, includes $2.5 million and $54.4 million, respectively, of non-Agency RMBS.
During the six months ended June 30, 2014 and 2013, the $7.6 million and $61.6 million, respectively, of credit loss impairments previously recognized on securities that matured, or were paid down, prepaid or sold, includes $5.2 million and $60.2 million, respectively, of non-Agency RMBS.

7. Derivative Instruments
The Company enters into derivative instruments for both risk management and investment purposes. The Company is exposed to potential loss from various market risks, and manages its market risks based on guidelines established by management and the Risk and Finance Committee of the Company's Board of Directors. The Company recognizes all derivatives as either assets or liabilities in the balance sheets and measures those instruments at fair value, with the changes in fair value of derivatives shown in the consolidated statement of income as “Net realized and unrealized gains (losses) on derivative instruments” unless the derivatives are designated as hedging instruments. The accounting for derivatives that are designated as hedging instruments is described in Item 8, Note 2(h), “Significant Accounting Policies - Derivative Instruments,” to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
The following table summarizes information on the location and gross amounts of derivative fair values contained in the consolidated balance sheets at June 30, 2014 and December 31, 2013:

	June 30, 2014				December 31, 2013
(U.S. dollars in thousands)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)	Asset Derivative Notional Amount	Asset Derivative Fair Value (1)	Liability Derivative Notional Amount	Liability Derivative Fair Value (1)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$891,217	$45,597	$1,315,385	$35,265	$1,005,610	$26,098	$2,572,227	$70,462
Derivatives not designated as hedging instruments:
Investment Related Derivatives:
Interest rate exposure	$1,295,267	$259	$28,090	$—	$30,702	$266	$10,259	$8
Foreign exchange exposure	190,870	1,914	105,797	3,004	17,497	12	50,614	680
Credit exposure	4,566	3	14,270	9,988	—	—	340,020	15,128
Financial market exposure	46,645	344	43,468	—	58,232	1,111	14,821	77
Financial Operations Derivatives: (2)
Credit exposure	—	—	41,346	8,930	—	—	44,234	4,190
Other Non-Investment Derivatives:
Guaranteed minimum income benefit contract	50,802	12,453	50,802	12,453	—	—	53,564	14,940
Modified coinsurance funds withheld contracts (3)	65,721	—	5,659,644	—	66,369	—	—	—
Total derivatives not designated as hedging instruments	$1,653,871	$14,973	$5,943,417	$34,375	$172,800	$1,389	$513,512	$35,023
____________

(1)
Derivative instruments in an asset or liability position are included within Other assets or Other liabilities, respectively, in the balance sheets on a net basis where the Company has both a legal right of offset and the intentions to settle the contracts on a net basis.

(2)	Financial operations derivatives represent interests in variable interest entities as described in Note 12, “Variable Interest Entities".

(3)
The fair value movements in derivative assets and liabilities relating to modified coinsurance funds withheld contracts are included within the the associated asset or liability at each period end on the face of the balance sheets. Notional amounts associated with reinsurance agreements under which the Company assumes reinsurance risk are recorded as asset derivative notional amounts. Notional amounts associated with the Life Retro Arrangements under which the Company cedes reinsurance risk are recorded as liability derivative notional amounts. Included in the liability derivative notional amount at June 30, 2014 is the current period net realized and unrealized loss on life retrocession embedded derivative of $17.5 million.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information on the gross and net amounts of derivative fair values and associated collateral received related to derivative assets or paid relating to derivative liabilities contained in the consolidated balance sheets at June 30, 2014 and December 31, 2013:

				Gross Amounts Not Offset in the Balance Sheets
June 30, 2014 (U.S. dollars in thousands)	Gross Amounts Recognized in the Balance Sheets	Gross Amounts Offset in the Balance Sheets	Net Amounts in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amounts
Derivative Assets	$60,570	$1,240	$59,330	$—	$3,160	$56,170
Derivative Liabilities	$69,640	$1,240	$68,400	$—	$—	$68,400

December 31, 2013 (U.S. dollars in thousands)
Derivative Assets	$27,487	$1,342	$26,145	$—	$—	$26,145
Derivative Liabilities	$105,485	$1,342	$104,143	$—	$19,847	$84,296
Derivative instruments in an asset or liability position are included within Other assets or Other liabilities, respectively, in the balance sheets on a net basis where the Company has both a legal right of offset and the intention to settle the contracts on a net basis. The Company often enters into different types of derivative contracts with a single counterparty and these contracts are covered under netting agreements. At June 30, 2014 the Company held cash collateral related to foreign currency derivative positions and certain other derivative positions of $3.2 million and at December 31, 2013, the Company paid cash collateral related to foreign currency derivative positions and certain other derivative positions of $19.8 million. The assets related to the net collateral paid were recorded as Other assets within the balance sheets as the collateral and derivative positions are not intended to be settled on a net basis.
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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the total impact on earnings relating to derivative instruments formally designated as fair value hedges along with the impacts of the related hedged items for the three and six months ended June 30, 2014 and 2013:

		Hedged Items - Amount of Gain/(Loss) Recognized in Income Attributable to Risk
Derivatives Designated as Fair Value Hedges: Three Months Ended June 30, 2014 (U.S. dollars in thousands)	Gain/(Loss) Recognized in Income on Derivative	Fixed Maturity Investments	Ineffective Portion of Hedging Relationship - Gain/(Loss)
Interest rate exposure	$—
Foreign exchange exposure	(9,132)
Total	$(9,132)	$7,082	$(2,050)

Three Months Ended June 30, 2013
(U.S. dollars in thousands)
Interest rate exposure	$—
Foreign exchange exposure	(5,002)
Total	$(5,002)	$4,496	$(506)

Six Months Ended June 30, 2014
(U.S. dollars in thousands)
Interest rate exposure	$—
Foreign exchange exposure	(15,663)
Total	$(15,663)	$15,407	$(256)

Six Months Ended June 30, 2013
(U.S. dollars in thousands)
Interest rate exposure	$—
Foreign exchange exposure	25,243
Total	$25,243	$(24,274)	$969
The gains (losses) recorded on both the derivative instruments and specific items designated as being hedged as part of the fair value hedging relationships outlined above along with any associated ineffectiveness in the relationships are recorded through Net realized and unrealized gains (losses) on derivative instruments in the income statement. In addition, the periodic coupon settlements relating to the interest rate swaps are recorded as adjustments to net investment income for the hedges of fixed maturity investments.
Settlement of Fair Value Hedges
A summary of the fair value hedges that have been settled and their impact on results during the three and six months ended June 30, 2014 and 2013, as well as the remaining balance of fair value hedges and average years remaining to maturity are shown below:

Settlement of Fair Value Hedges - Summary	Fair Value Hedges - Notes Payable and Debt June 30,		Fair Value Hedges - Deposit Liabilities June 30,
(U.S. dollars in thousands, except years)	2014	2013	2014	2013
Cumulative reduction to interest expense	$20,810	$16,903	$90,615	$29,257
Remaining balance	$814	$4,721	$142,580	$203,938
Weighted average years remaining to maturity	0.2	1.2	24.0	24.2

During the second quarter of 2014, the Company negotiated the termination of one of its larger structured indemnity contracts. This contract had previously been designated as a fair value hedge that was settled as noted above. The remaining fair value adjustment of $47.0 million that was being amortized as a reduction of interest expense over the remaining term of the contract was recorded as an adjustment to interest expense at the termination date. As a result of the termination, a net decrease of $28.7 million was recorded to interest expense reflecting the realization of the remaining balance of the fair value hedge adjustment, partially offset by an accretion rate adjustment due to changes in cash flows.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(b) Derivative Instruments Designated as Hedges of the Net Investment in a Foreign Operation
The Company utilizes foreign exchange contracts to hedge the fair value of certain net investments in foreign operations. During the three and six months ended June 30, 2014 and 2013, the Company entered into foreign exchange contracts that were formally designated as hedges of investments in foreign subsidiaries, the majority of which have functional currencies of either U.K. sterling or the Euro. There was no ineffectiveness in these transactions.
The following table provides the weighted average U.S. dollar equivalent of foreign denominated net assets that were hedged and the resulting derivative gain (loss) that was recorded in the Foreign currency translation adjustment, net of tax, account within AOCI for the three and six months ended June 30, 2014 and 2013:

Derivative Instruments Designated as Hedges of the Net Investment in a Foreign Operation - Summary	Three months ended June 30,		Six months ended June 30,
(U.S. dollars in thousands)	2014	2013	2014	2013
Weighted average of U.S. dollar equivalent of foreign denominated net assets	$2,270,090	$2,588,385	$2,478,772	$2,556,103
Derivative gains (losses)	$(2,170)	$(6,135)	$(1,210)	$54,479
(c) Derivative Instruments Not Formally Designated As Hedging Instruments
The following table provides the total impact on earnings relating to derivative instruments not formally designated as hedging instruments under authoritative accounting guidance and from the ineffective portion of fair value hedges. The impacts are all recorded through Net realized and unrealized gains (losses) on derivatives in the income statement for the three and six months ended June 30, 2014 and 2013:

Net Realized and Unrealized Gains (Losses) on Derivative Instruments	Three months ended June 30,		Six months ended June 30,
(U.S. dollars in thousands)	2014	2013	2014	2013
Investment Related Derivatives:
Interest rate exposure	$8,978	$288	$9,326	$489
Foreign exchange exposure	(1,490)	(2,690)	1,798	(4,288)
Credit exposure	411	(1,178)	7	(1,994)
Financial market exposure	2,508	(2,736)	3,378	2,616
Financial Operations Derivatives:
Credit exposure	447	1,087	(4,353)	1,329
Other Non-Investment Derivatives:
Guaranteed minimum income benefit contract	633	2,306	2,257	6,002
Modified coinsurance funds withheld contract	2,162	(1,676)	1,252	(2,343)
Total gain (loss) recognized in income from derivatives not designated as hedging instruments	$13,649	$(4,599)	$13,665	$1,811
Amount of gain (loss) recognized in income from ineffective portion of fair value hedges	(2,050)	(506)	(256)	969
Net realized and unrealized gains (losses) on derivative instruments	$11,599	$(5,105)	$13,409	$2,780

Net realized and unrealized gains (losses) on life retrocession embedded derivative	$(17,546)	$—	$(17,546)	$—
The Company’s objectives in using these derivatives are explained below.
(d)(i) Investment Related Derivatives
The Company, either directly or through its investment managers, may use derivative instruments within its investment portfolio, including interest rate swaps, inflation swaps, commodity contracts, credit derivatives (single name and index credit default swaps), options, forward contracts and financial futures (foreign exchange, bond and stock index futures), primarily as a means of economically hedging exposures to interest rate, credit spread, equity price changes and foreign currency risk or, in limited instances, for investment purposes. When using cleared (exchange-traded) derivatives, the Company is exposed to the credit risk of the applicable clearing house and of the Company's future commissions merchant. When using uncleared (over-the-counter) derivatives, the Company is exposed to credit risk in the event of non-performance by the counterparties under any derivative contracts, although the Company generally seeks to use credit support arrangements with counterparties to help manage this risk.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Investment Related Derivatives – Interest Rate Exposure
The Company utilizes risk management and overlay strategies that incorporate the use of derivative financial instruments, primarily to manage its fixed income portfolio duration and net economic exposure to interest rate risks. The Company may also use interest rate swaps to convert certain liabilities from a fixed rate to a variable rate of interest or use them to convert a variable rate of interest from one basis to another.
Investment Related Derivatives – Foreign Exchange Exposure
The Company has exposure to foreign currency exchange rate fluctuations through its operations and in its investment portfolio. The Company uses foreign exchange contracts to manage its exposure to the effects of fluctuating foreign currencies on the value of certain of its foreign currency fixed maturities. These contracts are not designated as specific hedges for financial reporting purposes and, therefore, realized and unrealized gains and losses on these contracts are recorded in income in the period in which they occur. These contracts generally have maturities of twelve months or less.
In addition, certain of the Company's investment managers may, subject to investment guidelines, enter into forward contracts.
Investment Related Derivatives – Credit Exposure
Credit derivatives may be purchased within the Company's investment portfolio in the form of single name and basket credit default swaps, which are used to mitigate credit exposure through a reduction in credit spread duration (i.e., macro credit strategies rather than single-name credit hedging) or exposure to selected issuers, including issuers that are not held in the underlying fixed income portfolio.
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
(d)(ii) Financial Operations Derivatives - Credit Exposure
At June 30, 2014 and December 31, 2013, the Company held one credit derivative exposure, which was written as part of the Company's previous financial lines business and is outside of the Company's investment portfolio. This is a European project finance loan participation that benefits from a deficiency guarantee from the German state and federal governments, in the current amount of 68% of the outstanding exposure at June 30, 2014, following the scheduled expiry of a portion of this guarantee. An aggregate summary of the credit derivative exposure at June 30, 2014 and December 31, 2013 is as follows:

Financial Operations Derivatives - Credit Exposure Summary: (U.S. dollars in thousands)	June 30, 2014	December 31, 2013
Principal outstanding	$39,748	$42,080
Interest outstanding	1,598	2,154
Aggregate outstanding exposure	$41,346	$44,234
Total liability recorded	$8,930	$4,190
Weighted average contractual term to maturity	3.3 years	3.7 years
Underlying obligations credit rating	CC	CC
At June 30, 2014 and December 31, 2013, there was no reported event of default on this obligation. However, the liability shown in the above table has been recorded due to the combination of the reduction in the deficiency guarantee percentage and a deterioration of the credit quality of the underlying obligations. Credit derivatives are recorded at fair value based upon prices received from the investment bank counterparty, or by using models developed by the Company. Although the Company does not have access to the specific unobservable inputs that may be used in the determination of fair value, it expects that the significant inputs considered would include changes in interest rates, future default rates, credit spreads, changes in credit quality, future expected recovery rates and other market factors. The change resulting from movements in credit and credit quality spreads is unrealized as the credit derivative is not traded to realize this resultant value.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(d)(iii) Other Non-Investment Derivatives
The Company also has derivatives embedded in certain reinsurance contracts. For a certain life reinsurance contract, the Company pays the ceding company a fixed amount equal to the estimated present value of the excess of the guaranteed benefit over the account balance upon the policyholder's election to take the income benefit. The fair value of this derivative is determined based on the present value of expected cash flows. In addition, the Company has modified coinsurance and funds withheld reinsurance agreements that provide for a return to be paid to the Company based on a portfolio of fixed income securities. As such, the agreements contain an embedded derivative. The embedded derivative is bifurcated from the funds withheld balance and recorded at fair value with changes in fair value recognized in earnings through Net realized and unrealized gains (losses) on derivative instruments.
In addition, the Company has entered into Life Retro Arrangements as described in Notes 2, "Significant Accounting Policies - (a) Investments Related to Life Retrocession Agreements written on a Funds Withheld Basis" and " - (b) Reinsurance" and Note 3, "Sale of Life Reinsurance Subsidiary." The embedded derivative related to the Life Retro Arrangements is recorded at fair value with changes in fair value recognized in earnings through net realized and unrealized gains (losses) on life retrocession embedded derivative.
The value of the life retrocession embedded derivative includes the interest income, realized and unrealized gains and losses on Life Funds Withheld Assets and certain related expenses subsequent to May 30, 2014 as follows:

Components of Life Retrocession Embedded Derivative:	May 30 to June 30
(U.S. dollars in thousands)	2014
Interest income	$(19,944)
Realized and unrealized gains (losses) on Life Funds Withheld Assets	1,893
Other	505
Net realized and unrealized gains (losses) on life retrocession embedded derivative	$(17,546)
(e) Contingent Credit Features
Certain derivative agreements entered into by the Company or its subsidiaries contain rating downgrade provisions that permit early termination of the agreement by the counterparty if collateral is not posted following failure to maintain certain credit ratings from one or more of the principal credit rating agencies. If the Company were required to early terminate such agreements due to a rating downgrade, it could potentially be in a net liability position at the time of settlement of such agreements. The aggregate fair value of all derivative agreements containing such rating downgrade provisions that were in a liability position and any collateral posted under these agreements as of June 30, 2014 and December 31, 2013 were as follows:

Contingent Credit Features - Summary: (U.S. dollars in thousands)	June 30, 2014	December 31, 2013
Aggregate fair value of derivative agreements with downgrade provisions in a net liability position	$6,728	$47,703
Collateral posted to counterparty	$—	$13,260
8. Goodwill and Other Intangible Assets
During the first quarter of 2014, goodwill and intangible assets increased as a result of the completion of an acquisition and the impact of foreign currency translation. The transaction was accounted for using the acquisition method under which the Company recorded the identifiable assets and liabilities at their acquisition date fair values, and recorded the excess of consideration transferred over the net assets acquired as goodwill and intangible assets. The fair value of identifiable assets and liabilities acquired, as well as amounts recorded in the Company’s consolidated results since the acquisition date, are not material. The Company’s goodwill and intangible assets of $455.1 million at June 30, 2014 related to the Reinsurance segment.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. Share Capital
(a) Authorized and Issued
Buybacks of Ordinary Shares
On February 22, 2013, XL-Ireland announced that its Board of Directors approved a new share buyback program, authorizing the purchase of up to $850 million of its ordinary shares (the “Share Buyback Program”). At December 31, 2013, $275 million remained available for purchase under the Share Buyback Program. On February 21, 2014, XL-Ireland announced that its Board of Directors approved an increase to the Share Buyback Program, authorizing the purchase of up to $1.0 billion of our ordinary shares. This authorization includes the approximately $200.0 million that remained under the Share Buyback Program prior to the increase. During the three and six months ended June 30, 2014, the Company purchased and canceled 5.5 million and 11.3 million ordinary shares under the Share Buyback Program for $175.0 million and $350.0 million, respectively. At June 30, 2014, $717.6 million remained available for purchase under the Share Buyback Program.
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
During the six months ended June 30, 2014, the Company granted approximately 1.0 million stock options with a weighted-average grant date fair value of $8.60 per option. The fair value of the options issued was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

Dividend yield	1.99%
Risk free interest rate	1.80%
Volatility	33.8%
Expected lives	6.0 years
During the six months ended June 30, 2014, the Company granted 42,444 restricted stock awards to certain employees and directors of the Company and its subsidiaries with an aggregate grant date fair value of approximately $1.4 million. The award recipients generally have the rights and privileges of a shareholder as to the restricted stock, including the right to receive dividends contingent upon the vesting of the restricted stock and the right to vote such restricted stock. The recipients are not entitled to receive delivery of a stock certificate prior to vesting nor may any restricted stock be sold, transferred, pledged, or otherwise disposed of prior to the satisfaction of all vesting requirements.
During the six months ended June 30, 2014, the Company granted approximately 1.8 million restricted stock units to certain employees of the Company and its subsidiaries with an aggregate grant date fair value of approximately $54.3 million. Each restricted stock unit represents the Company's obligation to deliver to the holder one ordinary share, and grants vest in three equal installments upon the first, second and third anniversary of the date of grant. Restricted stock units are granted at the closing market price on the day of grant and entitle the holder to receive dividends declared and paid in the form of additional ordinary shares contingent upon vesting.
During the six months ended June 30, 2014, the Company granted approximately 0.6 million performance units (representing a potential maximum share payout of approximately 1.1 million ordinary shares) to certain employees with an aggregate grant date fair value of approximately $16.3 million. The performance units vest after three years, subject to the achievement of stated performance metrics, and entitle the holder to ordinary shares of the Company. There are no dividend rights associated with the performance units. Each grant of performance units has a target number of shares, with final payouts ranging from 0% to 200% of the grant amount depending upon a combination of corporate and business segment performance along with each employee's continued service through the vesting date. Performance targets are based on relative and absolute financial performance metrics.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. Notes Payable and Debt and Financing Arrangements
(a) Notes Payable and Debt
All outstanding debt of the Company at June 30, 2014 and December 31, 2013 was issued by XLIT Ltd. (“XL-Cayman”), a 100% owned subsidiary of XL-Ireland and the only direct subsidiary thereof. XL-Ireland does not have significant assets or operations independent of XL-Cayman. XL-Cayman's outstanding debt is fully and unconditionally guaranteed by XL-Ireland. The ability of XL-Cayman, like that of the Company, to obtain funds from its subsidiaries to satisfy any of its obligations under guarantees is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which the subsidiaries operate, including, among others, Bermuda, the United States, Ireland, Switzerland and the United Kingdom. For details of the required statutory capital and surplus for the principal operating subsidiaries of the Company, see Item 8, Note 23, “Statutory Financial Data,” to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
The Company was in compliance with all covenants by significant margins at June 30, 2014, and the Company currently remains in compliance with all covenants.
(b) Letter of Credit Facilities and Other Sources of Collateral
The Company has several letter of credit facilities provided on both syndicated and bilateral bases from commercial banks. These facilities are utilized primarily to support non-admitted insurance and reinsurance operations in the U.S. and capital requirements at Lloyd’s. The Company’s letter of credit facilities and revolving credit facilities at June 30, 2014 and December 31, 2013 were as follows:

Letter of Credit Summary: (U.S. dollars in thousands except percentages)	June 30, 2014 (1)	December 31, 2013 (1)
Revolving credit facility (2)	$1,000,000	$1,000,000
Available letter of credit facilities - commitments (3)	$3,575,000	$3,575,000
Available letter of credit facilities - in use	$1,870,818	$1,895,425
Collateralized by certain assets of the Company’s investment portfolio	67.2%	67.6%
____________

(1)	At June 30, 2014 and December 31, 2013, there were seven available letter of credit facilities.

(2)
At June 30, 2014 and December 31, 2013,the revolving credit available under the November 2013 unsecured credit agreement, which provides for issuance of letters of credit and revolving credit loans up to $1 billion, was unutilized. The credit agreements entered into with Citicorp USA, Inc. in May through November 2013 (the "Citi Agreements") provide for issuance of letters of credit and revolving credit loans up to an aggregate amount of $575.0 million. At June 30, 2014, $575.0 million of letters of credit were issued under these agreements and therefore such amount is not included in the table.

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

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. Related Party Transactions
At each of June 30, 2014 and 2013, the Company owned minority stakes in five independent investment management companies (“Investment Manager Affiliates”) that are actively managing client capital and seeking growth opportunities. The Company seeks to develop relationships with specialty investment management organizations, generally acquiring an equity interest in the business. The Company also invests in certain of the funds and limited partnerships and other legal entities managed by these affiliates, and through these funds and partnerships, pays management and performance fees to the Company's Investment Manager Affiliates. See Item 8, Note 6, “Investments in Affiliates,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.
In the normal course of business, the Company enters into assumed reinsurance contracts with certain of its other strategic affiliates, or their subsidiaries. Management believes that these transactions are conducted at market rates consistent with negotiated arm's-length contracts. During the three and six months ended June 30, 2014 and 2013, these contracts resulted in reported net premiums written, net reported claims and reported acquisition costs as summarized below.

(U.S. dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Reported net premiums written	$18,025	$11,415	$36,191	$24,155
Net losses and loss expenses incurred	$7,692	$6,117	$14,301	$11,766
Reported acquisition costs	$6,994	$5,355	$15,553	$10,707
Several of the Company’s wholly-owned subsidiaries retrocede assumed reinsurance business to special purpose reinsurers that receive capital from funds managed by New Ocean Capital Management Limited (“New Ocean”), as discussed in Note 12, “Variable Interest Entities”. Underwriting administration services are provided to the special purpose reinsurers by other subsidiaries of the Company under service fee agreements negotiated at arm's-length, while investment advisory services are provided by New Ocean.
During the three and six months ended June 30, 2014, ceded premiums earned, ceded losses and loss expenses incurred, ceding commission income, and other fee income related to these retrocessional contracts were not material to the Company. Management believes that these transactions are conducted at market rates consistent with negotiated arm's-length contracts.
12. Variable Interest Entities
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
The Company has a limited number of remaining outstanding credit enhancement exposures, including written financial guarantee and credit default swap contracts. The obligations related to these transactions are often securitized through VIEs. The Company is not the primary beneficiary of these VIEs as contemplated in current authoritative accounting guidance on the basis that management does not believe that the Company has the power to direct the activities, such as asset selection and collateral management, which most significantly impact each entity's economic performance. For further details on the nature of the obligations and the size of the Company's maximum exposure, see Note 7, “Derivative Instruments,” and Note 14 (a), “Commitments and Contingencies - Financial Guarantee Exposures.”
During the third quarter of 2013, the Company, along with other investors, formed New Ocean, a new Bermuda-based company, to act as an investment manager focused on providing third-party investors access to insurance-linked securities and other insurance and reinsurance capital markets products. The Company holds a majority voting interest in New Ocean through its ownership of common shares and, accordingly, the financial statements of New Ocean have been included in the consolidated financial statements of the Company. None of the assets, liabilities, revenues or net income of New Ocean was material to the Company during the three and six months ended June 30, 2014. The equity interest attributable to third party investors in New Ocean recorded in the Company’s Unaudited Consolidated Balance Sheets as "Non-controlling interest in equity of consolidated subsidiaries" was $0.2 million and $0.3 million at June 30, 2014 and December 31, 2013, respectively.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the fourth quarter of 2013, the Company, along with other investors, invested in a new Bermuda-based company, New Ocean Focus Cat Fund Ltd. ("New Ocean FCFL"), which is considered a VIE under GAAP. During the three months ended March 31, 2014, New Ocean FCFL invested in a special purpose reinsurer, Vector Reinsurance Ltd (“Vector Re”), formed for the purpose of underwriting collateralized excess of loss reinsurance with a focus on global property catastrophe risks. Most of Vector Re’s current underwriting activity relates to reinsurance business assumed from XL subsidiaries. Underwriting administration and claims services are provided to Vector Re by XL under service fee contracts which management believes were negotiated at arm's-length, while investment advisory services are provided by New Ocean.
The Company currently holds majority equity interests, which are considered to be the controlling financial interests, in New Ocean FCFL and Vector Re. Accordingly, included in the consolidated financial statements of the Company are New Ocean FCFL's and Vector Re's total net assets of $89.3 million and $46.5 million at June 30, 2014 and December 31, 2013, respectively. The Company’s share of revenue and net income in these VIEs was not material to the Company for three and six months ended June 30, 2014. All inter-company transactions between XL entities have been eliminated in consolidation. The equity interest attributable to third party investors in New Ocean FCFL and Vector Re recorded in the Company’s Consolidated Balance Sheets as "Non-controlling interest in equity of consolidated subsidiaries" was $29.6 million and $6.9 million at June 30, 2014 and December 31, 2013, respectively.
13. Computation of Earnings Per Ordinary Share and Ordinary Share Equivalent
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands, except per share amounts)	2014	2013	2014	2013

Basic earnings per ordinary share & ordinary share equivalents outstanding:
Net income (loss) attributable to ordinary shareholders	$(279,261)	$272,698	$(23,544)	$623,488
Weighted average ordinary shares outstanding, in thousands - basic	270,924	289,513	273,616	292,277
Basic earnings per ordinary share & ordinary share equivalents outstanding	$(1.03)	$0.94	$(0.09)	$2.13

Diluted earnings per ordinary share & ordinary share equivalents outstanding:
Weighted average ordinary shares outstanding, in thousands - basic	270,924	289,513	273,616	292,277
Impact of share-based compensation and certain conversion features, in thousands	—	4,820	—	4,767
Weighted average ordinary shares outstanding, in thousands - diluted	270,924	294,333	273,616	297,044
Diluted earnings per ordinary share & ordinary share equivalents outstanding	$(1.03)	$0.93	$(0.09)	$2.10
Dividends per ordinary share	$0.16	$0.14	$0.32	$0.28
For the three months ended June 30, 2014 and 2013, and for the six months ended June 30, 2014 and 2013, ordinary shares available for issuance under share-based compensation plans of 16.8 million and 6.0 million, and 16.6 million and 6.3 million, respectively, were not included in the calculation of diluted earnings per share because the assumed exercise or issuance of such shares would be anti-dilutive.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14. Commitments and Contingencies
(a) Financial Guarantee Exposures
A summary of the Company's outstanding financial guarantee exposures at June 30, 2014 and December 31, 2013 is as follows:

Financial Guarantee Exposure Summary (U.S. dollars in thousands except number of contracts and term to maturity)	June 30, 2014	December 31, 2013
Opening number of financial guarantee contracts	3	4
Number of financial guarantee contracts matured, prepaid or commuted during the period	—	(1)
Closing number of financial guarantee contracts	3	3
Principal outstanding	$108,255	$108,255
Interest outstanding	$—	$—
Aggregate exposure outstanding	$108,255	$108,255
Total gross claim liability recorded	$—	$—
Total unearned premiums and fees recorded	$61	$134
Weighted average contractual term to maturity in years	25.6	26.0
The Company's outstanding financial guarantee contracts at June 30, 2014 provide credit support for a variety of collateral types with the exposures comprised of an aggregate $108.3 million notional financial guarantee on three notes backed by zero coupon long dated bonds and bank perpetual securities, including some issued by European financials.
Surveillance procedures to track and monitor credit deteriorations in the insured financial obligations are performed by the primary obligors for each transaction on the Company's behalf. Information regarding the performance status and updated exposure values is provided to the Company on a quarterly basis and evaluated by management in recording claims reserves. At June 30, 2014, there were no reported events of default on these obligations.
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
Legal actions are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions other than claims proceedings, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company's financial position or liquidity at June 30, 2014.
If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company's assessment at June 30, 2014, no such disclosures were considered necessary.

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15. Accumulated Other Comprehensive Income (Loss)
The changes in AOCI, net of tax, by component for the three and six months ended June 30, 2014 and 2013 are as follows:

Three months ended June 30, 2014 (U.S. dollars in thousands)	Unrealized Gains (Losses) on Investments (1)	OTTI Losses Recognized in AOCI	Foreign Currency Translation Adjustments	Underfunded Pension Liability	Cash Flow Hedge	Total
Balance, beginning of period, net of tax	$1,032,941	$(85,894)	$10,661	$(13,270)	$2,223	$946,661
OCI before reclassifications	363,348	—	(3,621)	(8)	—	359,719
Amounts reclassified from AOCI	(74,337)	1,640	—	—	110	(72,587)
Tax benefit (expense)	(20,774)	(4)	(5,981)	—	—	(26,759)
Net current period OCI - net of tax	268,237	1,636	(9,602)	(8)	110	260,373
Balance, end of period, net of tax	$1,301,178	$(84,258)	$1,059	$(13,278)	$2,333	$1,207,034

Three months ended June 30, 2013 (U.S. dollars in thousands)
Balance, beginning of period, net of tax	$1,474,553	$(116,189)	$65,480	$(20,506)	$1,784	$1,405,122
OCI before reclassifications	(701,365)	—	(25,524)	(91)	—	(726,980)
Amounts reclassified from AOCI	(55,408)	14,440	—	—	110	(40,858)
Tax benefit (expense)	71,671	(2)	1,806	—	—	73,475
Net current period OCI - net of tax	(685,102)	14,438	(23,718)	(91)	110	(694,363)
Balance, end of period, net of tax	$789,451	$(101,751)	$41,762	$(20,597)	$1,894	$710,759

Six months ended June 30, 2014 (U.S. dollars in thousands)
Balance, beginning of period, net of tax	$822,432	$(89,190)	$14,541	$(13,239)	$2,113	$736,657
OCI before reclassifications	628,599	—	(9,521)	(39)	—	619,039
Amounts reclassified from AOCI	(96,975)	5,049	—	—	220	(91,706)
Tax benefit (expense)	(52,878)	(117)	(3,961)	—	—	(56,956)
Net current period OCI - net of tax	478,746	4,932	(13,482)	(39)	220	470,377
Balance, end of period, net of tax	$1,301,178	$(84,258)	$1,059	$(13,278)	$2,333	$1,207,034

Six months ended June 30, 2013 (U.S. dollars in thousands)
Balance, beginning of period, net of tax	$1,591,210	$(121,371)	$69,399	$(20,892)	$1,674	$1,520,020
OCI before reclassifications	(789,054)	—	(30,576)	295	—	(819,335)
Amounts reclassified from AOCI	(97,102)	19,625	—	—	220	(77,257)
Tax benefit (expense)	84,397	(5)	2,939	—	—	87,331
Net current period OCI - net of tax	(801,759)	19,620	(27,637)	295	220	(809,261)
Balance, end of period, net of tax	$789,451	$(101,751)	$41,762	$(20,597)	$1,894	$710,759
____________

(1)
Included in these amounts are the impact of Shadow Adjustments. During the year ended December 31, 2013, the initial impact of $44.7 million was recorded. During the six months ended June 30, 2014, additional impacts of $474.5 million were recorded, resulting in a total cumulative impact of shadow adjustments on future policy benefit reserves of $519.2 million at June 30, 2014.

The reclassifications out of AOCI along with the associated income statement line items affected by component, and the total related tax (expense) benefit for the three and six months ended June 30, 2014 and 2013 are as follows:

XL GROUP PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Gross Amount Reclassified From AOCI
Details About AOCI Components (U.S. dollars in thousands)	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013	Affected Line Item in the Statement of Income
Unrealized gains and losses on investments:
	$(107,470)	$(56,969)	$(132,384)	$(102,391)	Net realized gains (losses) on investments sold
	33,133	1,561	35,409	5,289	OTTI on investments
	$(74,337)	$(55,408)	$(96,975)	$(97,102)	Total before tax
	1,477	(3,560)	1,930	(3,286)	Provision (benefit) for income tax
	$(72,860)	$(58,968)	$(95,045)	$(100,388)	Net of tax
OTTI losses recognized in OCI:
	$1,386	$13,612	$3,344	$17,887	Net realized gains (losses) on investments sold
	254	828	1,705	1,738	OTTI on investments transferred to (from) OCI
	$1,640	$14,440	$5,049	$19,625	Total before tax
	(4)	(2)	(117)	(5)	Provision (benefit) for income tax
	$1,636	$14,438	$4,932	$19,620	Net of tax
Gains and losses on cash flow hedges:
Interest rate contracts	$110	$110	$220	$220	Interest Expense
	—	—	—	—	Provision (benefit) for income tax
	$110	$110	$220	$220	Net of tax

Total reclassifications for the period, gross of tax	$(72,587)	$(40,858)	$(91,706)	$(77,257)
Tax benefit (expense)	1,473	(3,562)	1,813	(3,291)
Total reclassifications for the period, net of tax	$(71,114)	$(44,420)	$(89,893)	$(80,548)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 (“PSLRA”) provides a “safe harbor” for forward-looking statements. Any prospectus, prospectus supplement, Annual Report to ordinary shareholders, proxy statement, Form 10-K, Form 10-Q or Form 8-K or any other written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to us in particular, and to the insurance and reinsurance sectors in general (both as to underwriting and investment matters). Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “may” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.
All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:

▪	changes in the size of our claims relating to natural or man-made catastrophe losses due to the preliminary nature of some reports and estimates of loss and damage to date;

▪	trends in rates for property and casualty insurance and reinsurance;

▪	the timely and full recoverability of reinsurance placed by us with third parties, or other amounts due to us;

▪	changes in ratings or rating agency policies or practices;

▪	changes in the projected amount of ceded reinsurance recoverables and the ratings and creditworthiness of reinsurers;

▪	the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than we anticipated;

▪	our ability to successfully implement our business strategy;

▪	our ability to realize the value or benefits expected as a result of the Life Retro Arrangements, as defined herein;

▪	increased competition on the basis of pricing, capacity, coverage terms or other factors, which could harm our ability to maintain or increase our business volumes or profitability;

▪	greater frequency or severity of claims and loss activity than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

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
RESULTS OF OPERATIONS AND KEY FINANCIAL MEASURES
Results of Operations
The following table presents an analysis of our net income (loss) attributable to ordinary shareholders and other financial measures (described below) for the three and six months ended June 30, 2014 and 2013:

(U.S. dollars in thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss) attributable to ordinary shareholders	$(279,261)	$272,698	$(23,544)	$623,488
Earnings (loss) per ordinary share – basic	$(1.03)	$0.94	$(0.09)	$2.13
Earnings (loss) per ordinary share – diluted	$(1.03)	$0.93	$(0.09)	$2.10
Weighted average number of ordinary shares and ordinary share equivalents, in thousands – basic	270,924	289,513	273,616	292,277
Weighted average number of ordinary shares and ordinary share equivalents, in thousands – diluted	270,924	294,333	273,616	297,044
Sale of Life Reinsurance Subsidiary
Our net income (loss) attributable to ordinary shareholders and other financial measures as shown above for the three and six months ended June 30, 2014 have been affected primarily by the sale of our life reinsurance subsidiary that was completed during the second quarter of 2014. For further information on this transaction and its impact on our net income (loss) attributable to ordinary shareholders and other financial measures for the three and six months ended June 30, 2014 and 2013 see “Significant Items Affecting the Results of Operations" below and Item 1, Note 3, “Sale of Life Reinsurance Subsidiary,” to the Unaudited Consolidated Financial Statements included herein.

Key Financial Measures
The following are some of the financial measures management considers important in evaluating our operating performance:

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
(U.S. dollars in thousands, except ratios and per share amounts)	2014	2013	2014 to 2013	2014	2013	2014 to 2013
Underwriting profit (loss) - P&C operations	$167,946	$92,124	82.3%	$312,820	$272,712	14.7%
Combined ratio - P&C operations	88.3%	93.8%	(5.5)pts	89.0%	90.8%	(1.8)pts
Net investment income (1)	$213,608	$232,546	(8.1)%	$446,797	$479,014	(6.7)%
Operating net income (2)	$279,576	$221,591	26.2%	$518,225	$501,459	3.3%
Operating net income per share (2)	$1.02	$0.75	$0.27	$1.86	$1.69	$0.17
Annualized return on average ordinary shareholders’ equity (2)	(11.0)%	10.7%	(21.7)pts	(0.5)%	12.2%	(12.7)pts
Annualized operating return on average ordinary shareholders’ equity (2)	11.0%	8.7%	2.3pts	10.3%	9.8%	0.5pts
Annualized operating return on average ordinary shareholders’ equity excluding unrealized gains and losses on investments (2)	12.3%	9.7%	2.6pts	11.5%	11.0%	0.5pts

(U.S. dollars)	June 30, 2014	March 31, 2014	Change (Three Months)	June 30, 2014	December 31, 2013	Change (Six Months)
Book value per ordinary share (2)	$37.39	$37.45	$(0.06)	$37.39	$35.92	$1.47
Fully diluted tangible book value per ordinary share (2)	$35.09	$35.30	$(0.21)	$35.09	$33.86	$1.23
____________

(1)	Represents Net investment income - excluding Life Funds Withheld Assets.

(2)	Represents a non-GAAP financial measure as discussed further below.
The following are descriptions of these key financial measures and a brief discussion of the factors influencing them:
Underwriting profit – property and casualty insurance and reinsurance (“P&C”) operations
One way that we evaluate the performance of our P&C operations is by underwriting profit or loss. We do not measure performance based on the amount of gross premiums written. Underwriting profit or loss is calculated from premiums earned less net losses incurred and expenses related to underwriting activities.
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

▪	The acquisition expense ratio related to the P&C operations is calculated by dividing the acquisition costs incurred by the net premiums earned for the Insurance and Reinsurance segments.

▪	The operating expense ratio related to the P&C operations is calculated by dividing the operating expenses incurred by the net premiums earned for the Insurance and Reinsurance segments.
Our underwriting profit (loss) in the three and six months ended June 30, 2014 and 2013 was consistent with the combined ratio, discussed below.

Combined ratio – P&C operations
The following table presents the ratios for our P&C operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2014	2013	2014 to 2013	2014	2013	2014 to 2013
Loss and loss expense ratio	57.6%	63.0%	(5.4)	58.2%	60.3%	(2.1)
Acquisition expense ratio	12.6%	15.1%	(2.5)	13.1%	14.9%	(1.8)
Operating expense ratio	18.1%	15.7%	2.4	17.7%	15.6%	2.1
Underwriting expense ratio	30.7%	30.8%	(0.1)	30.8%	30.5%	0.3
Combined ratio	88.3%	93.8%	(5.5)	89.0%	90.8%	(1.8)

Three months ended June 30, 2014 vs. 2013: The combined ratio decrease was the result of a lower loss ratio mainly due to lower levels of natural catastrophe losses in 2014, partially offset by lower favorable prior year reserve development in 2014 compared to 2013. The underwriting expense ratio decrease was mainly driven by a decrease in acquisition expenses due to a change in the reinsurance structure in the Professional business group in our Insurance segment, partially offset by an increase in operating expenses as a result of higher compensation costs from increased headcount as a result of business expansion.
Six months ended June 30, 2014 vs. 2013: The combined ratio decrease was the result of a lower loss ratio mainly due to lower levels of natural catastrophe losses in 2014, partially offset by lower favorable prior year reserve development in 2014 compared to 2013. The underwriting expense ratio increase was driven by an increase in operating expenses primarily due to higher compensation costs from increased headcount as a result of business expansion, partially offset by a decrease in acquisition expenses due to a change in the reinsurance structure in the Professional business group in our Insurance segment and lower profit commissions within the Reinsurance segment in 2014.
For further information on our combined ratio, see “Income Statement Analysis” below.
Net investment income
Net investment income - excluding Life Funds Withheld Assets, which includes interest and dividend income together with the amortization of premium and discount on fixed maturities and short-term investments, net of related investment expenses, is an important measure that affects our overall profitability. Our largest liability relates to our unpaid loss reserves, and our investment portfolio provides liquidity for claims settlements of these reserves as they become due. As a result, a significant part of the investment portfolio is invested in fixed income securities. Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates and credit spreads, foreign exchange rates and changes in overall asset allocation. See the segment results under “Investment Activities” below for a discussion of our net investment income for the three and six months ended June 30, 2014.
Operating net income and Operating net income per share
Operating net income is a non-GAAP financial measure defined as net income (loss) attributable to ordinary shareholders excluding: (1) our net investment income attributable to the Life Retro Arrangements, (2) our net realized gains and losses on investments, net of tax, (3) our net realized and unrealized gains and losses on derivatives, net of tax, (4) our net realized and unrealized gains and losses on life retrocession embedded derivative, net of tax, (5) our share of items (2) and (3) for our insurance company affiliates for the periods presented, (6) our loss on the sale of the life reinsurance subsidiary, XLLR, net of tax, and (7) our foreign exchange gains and losses, net of tax. We evaluate the performance of and manage our business to produce an underwriting profit. In addition to presenting net income (loss), we believe that showing operating net income (loss) enables investors and other users of our financial information to analyze our performance in a manner similar to how we analyze our performance. In this regard, we believe that providing only a GAAP presentation of net income (loss) would make it more difficult for users of our financial information to evaluate our underlying business. We also believe that equity analysts and certain rating agencies that follow us (and the insurance industry as a whole) exclude these items from their analyses for the same reasons, and they request that we provide this non-GAAP financial information on a regular basis. A reconciliation of our net income (loss) attributable to ordinary shareholders to operating net income (loss) is provided at “Reconciliation of Non-GAAP Measures” below.

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
The following table presents our ROE for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2014	2013	2014 to 2013	2014	2013	2014 to 2013
ROE	(11.0)%	10.7%	(21.7)pts	(0.5)%	12.2%	(12.7)pts
Three and six months ended June 30, 2014 vs. 2013: The decrease in our ROE for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 was primarily due to the after-tax net loss on sale of our life reinsurance subsidiary, XLLR, of $621.3 million. In addition, foreign exchange losses were recorded during the three and six months ended June 30, 2014 as compared to the foreign exchange gains recorded during the comparative periods of 2013. These items were offset by the favorable impact of the improvement in our P&C operations' combined ratio for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013.
Annualized operating return on average ordinary shareholders’ equity (“Operating ROE”)
Operating ROE is another non-GAAP financial measure that we consider important in evaluating our operating performance. Operating ROE is derived by dividing non-GAAP operating net income for any period by the average of the opening and closing ordinary shareholders' equity.
The following table presents our Operating ROE for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2014	2013	2014 to 2013	2014	2013	2014 to 2013
Operating ROE	11.0%	8.7%	2.3pts	10.3%	9.8%	0.5pts
Three and six months ended June 30, 2014 vs. 2013: The increase in our Operating ROE was the result of higher operating net income in 2014 due to the favorable impact of the improvement in our P&C combined ratio for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013. A detailed discussion of our individual segment operating results is included below under "Income Statement Analysis".
A reconciliation of Net income (loss) attributable to ordinary shareholders to operating net income (loss) is provided under “Reconciliation of Non-GAAP Measures” below.
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
The following table presents our Operating ROE ex-UGL for the three months ending June 30:

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2014	2013	2014 to 2013	2014	2013	2014 to 2013
Operating ROE ex-UGL	12.3%	9.7%	2.6pts	11.5%	11.0%	0.5pts
Three and six months ended June 30, 2014 vs. 2013: The increase in our Operating ROE ex-UGL was the result of the higher operating net income in 2014 due to the factors discussed above as part of Operating ROE.
Book value per ordinary share
We view the change in our book value per ordinary share as an additional measure of our performance, representing the value generated for our ordinary shareholders each period, and we believe that this measure (along with the diluted measures described below) is a key driver of our share price over time. Book value per ordinary share, a non-GAAP financial measure, is calculated by dividing ordinary shareholders' equity (total shareholders' equity less non-controlling interest in equity of consolidated subsidiaries) by the number of outstanding ordinary shares at the applicable period end. Book value per ordinary share is affected primarily by net income (loss), by any changes in the net unrealized gains and losses on our investment portfolio, by currency translation adjustments and by the impact of any share buyback or issuance activity. Ordinary shareholders' equity was $10.0 billion and $10.0 billion and the number of ordinary shares outstanding was 268.4 million and 278.3 million at June 30, 2014 and December 31, 2013, respectively. Ordinary shares outstanding include all ordinary shares legally issued and outstanding (as disclosed on the face of the balance sheets) as well as all director share units outstanding.
The following table presents our book value per ordinary share at June 30, 2014, March 31, 2014 and December 31, 2013:

(U.S. dollars)	June 30, 2014	March 31, 2014	Change (Three Months)	June 30, 2014	December 31, 2013	Change (Six Months)
Book value per ordinary share	$37.39	$37.45	$(0.06)	$37.39	$35.92	$1.47
Three months ended June 30, 2014: Book value per ordinary share at June 30, 2014 marginally decreased in the quarter. The decrease reflects the after-tax net loss on sale of our life reinsurance subsidiary of $621.3 million, partially offset by the benefit of a $268.2 million increase in net unrealized gains on investments, net of tax, and by underwriting income generated from our P&C operations. Further detail regarding the impact of the life reinsurance transaction is included at "Significant Items Affecting Results of Operations" below, and at Item 1, Note 3, “Sale of Life Reinsurance Subsidiary,” to the Unaudited Consolidated Financial Statements included herein.
Six months ended June 30, 2014: The increase in our book value per ordinary share was primarily due to increases in net unrealized gains on investments and underwriting income generated by our P&C operations, combined with the benefit of share buyback activity, partially offset by the after-tax net loss on sale of life reinsurance subsidiary and payment of dividends.
Fully diluted tangible book value per ordinary share
Fully diluted tangible book value per ordinary share is a non-GAAP financial measure and is calculated by dividing ordinary shareholders' equity excluding intangible assets (as disclosed on the face of the balance sheets) by the number of outstanding ordinary shares at the applicable period end combined with the impact from dilution of share-based compensation and certain conversion features where dilutive.
The following table presents our fully diluted tangible book value per ordinary share at June 30, 2014, March 31, 2014 and December 31, 2013:

(U.S. dollars)	June 30, 2014	March 31, 2014	Change (Three Months)	June 30, 2014	December 31, 2013	Change (Six Months)
Fully diluted tangible book value per ordinary share	$35.09	$35.30	$(0.21)	$35.09	$33.86	$1.23
Three months ended June 30, 2014: The marginal decrease in our fully diluted tangible book value per ordinary share was a result of the factors noted above as part of book value per ordinary share.
Six months ended June 30, 2014: The increase in our fully diluted tangible book value per ordinary share was a result of the factors noted above as part of book value per ordinary share.

RECONCILIATION OF NON-GAAP MEASURES
The following is a reconciliation of net income (loss) attributable to ordinary shareholders to operating net income (loss) and also includes the calculation of Operating ROE and Operating ROE ex-UGL for the three and six months ended June 30, 2014 and 2013:

(U.S. dollars in thousands, except ratios and per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss) attributable to ordinary shareholders	$(279,261)	$272,698	$(23,544)	$623,488
Net investment income - Life Funds Withheld Assets	(19,165)	—	(19,165)	—
Net realized (gains) losses on investments, net of tax	(69,002)	(44,530)	(87,891)	(80,768)
Net realized and unrealized (gains) losses on derivatives, net of tax	(11,596)	5,105	(13,406)	(2,780)
Net realized and unrealized (gains) losses on life retrocession embedded derivative	17,546	—	17,546	—
Net realized and unrealized (gains) losses on investments and derivatives related to the Company's insurance company affiliates	1,222	(75)	(2,736)	(255)
Loss on sale of life reinsurance subsidiary, net of tax	621,323	—	621,323	—
Foreign exchange (gains) losses, net of tax	18,509	(11,607)	26,098	(38,226)
Operating net income (loss)	$279,576	$221,591	$518,225	$501,459
Per ordinary share results:
Net income (loss) attributable to ordinary shareholders - diluted	$(1.03)	$0.93	$(0.09)	$2.10
Operating net income (loss) - diluted	$1.02	$0.75	$1.86	$1.69
Weighted average ordinary shares outstanding, in thousands:
Basic	270,924	289,513	273,616	292,277
Diluted	270,924	294,333	273,616	297,044
Diluted - Operating net income	275,200	294,333	277,918	297,044
Return on ordinary shareholders' equity:
Closing ordinary shareholders' equity (at period end)	$10,034,289	$9,892,575	$10,034,289	$9,892,575
Unrealized (gain) loss on investments, net of tax (at period end)	$(1,216,920)	$(687,700)	$(1,216,920)	$(687,700)
Average ordinary shareholders' equity for the period excluding unrealized gains and losses on investments	$9,057,642	$9,166,933	$9,040,880	$9,122,556
Average ordinary shareholders' equity for the period	$10,139,626	$10,189,965	$10,015,961	$10,201,326
Operating net income (loss)	$279,576	$221,591	$518,225	$501,459
Annualized operating net income (loss)	$1,118,304	$886,364	$1,036,450	$1,002,918
Annualized operating ROE	11.0%	8.7%	10.3%	9.8%
Annualized operating ROE ex-UGL	12.3%	9.7%	11.5%	11.0%

SIGNIFICANT ITEMS AFFECTING THE RESULTS OF OPERATIONS
The Company’s net income and other financial measures as shown above for the three and six months ended June 30, 2014 have been affected by, among other things, the following significant items:
1)    The sale of our life reinsurance subsidiary;
2)    The current underwriting environment; and
3)    Market movement impacts on our investment portfolio.
1) Sale of Life Reinsurance Subsidiary
On May 1, 2014, XL Insurance (Bermuda) Ltd (“XLIB”) entered into a sale and purchase agreement with GreyCastle Holdings Ltd. (“GreyCastle”) providing for the sale of 100% of the common shares of XL Life Reinsurance (SAC) Ltd (“XLLR”), a wholly-owned subsidiary of XLIB, to GreyCastle for $570 million in cash. This transaction was completed on May 30, 2014. As a result of the transaction, XLLR reinsures the majority of our life reinsurance business via 100% quota share reinsurance (the "Life Retro Arrangements"). This transaction covers a substantial portion of the our life reinsurance reserves. We announced the run-off of our life reinsurance business in 2009.
The run-off life reinsurance business, including the business subject to the transaction, was previously reported within the Company’s Life operations segment. Subsequent to the transaction, we no longer consider the Life operations to be a separate operating segment and the results of the life run-off business are reported within “Corporate and Other.” See Note 5, "Segment Information" for further information. In addition, the designated investments that support certain life retrocession agreements on a funds withheld basis ("Life Funds Withheld Assets") within fixed maturities were reclassified from held to maturity to available for sale in conjunction with this transaction. See Note 6, "Investments" for further information.
All of the reclassified securities are included within Life Funds Withheld Assets, along with certain other available for sale securities as defined in the sale and purchase agreement. The Life Funds Withheld Assets are managed pursuant to agreed investment guidelines that meet the contractual commitments of the XL ceding companies and applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GreyCastle. Because we no longer share in the risks and rewards of the underlying performance of the supporting invested assets, disclosures within the financial statement notes included herein separate the Life Funds Withheld Assets from the rest of the Company's investments.
At May 30, 2014, gross future policy benefit reserves relating to the Life operations were approximately $5.2 billion. Subsequent to the completion of this transaction we have retained approximately $0.4 billion of these reserves, and have recorded a reinsurance recoverable from XLLR of $4.8 billion. Under the terms of the transaction, we continue to own, on a funds withheld basis, $5.7 billion of assets supporting the Life Retro Arrangements consisting of cash, fixed maturity securities and accrued interest. Based upon the right of offset, the funds withheld liability owing to GreyCastle is recorded net of future policy benefit reserves recoverable, and is included within “Funds withheld on life retrocession arrangements, net of future policy benefit reserves recoverable" on the unaudited consolidated balance sheets.
The transaction resulted in an overall after-tax U.S. GAAP net loss of $621.3 million. The changes in this amount from the previous estimate we provided were primarily the result of movements in the mark-to-market value of the Life Funds Withheld Assets, additional underwriting profits earned on the business subject to the Life Retro Arrangements and foreign exchange rate movements from March 31, 2014 through completion of the transaction.
2) The Current Underwriting Environment
There can be no assurance that the following (re)insurance rate conditions or growth opportunities will be sustained or further materialize, or lead to improvements in our books of business. See “Cautionary Note Regarding Forward-Looking Statements.”
Insurance
During the three and six months ended June 30, 2014 we achieved an overall rate increase of 1.0% for the quarter and 1.5% for the year-to-date. Momentum slowed as pricing has slipped below loss trend in several lines and as markets, particularly the shorter-tail lines, continue to deteriorate. Nonetheless, half of our premium volume did achieve pricing in excess of loss trend for the second quarter, and for the year-to-date, 16 of our 23 businesses are still showing positive rate increases for the year to date. Our North America businesses delivered a 2% increase with nearly all businesses showing rate improvements in the 3-7% range, partially offset by a 4% reduction in property. Our International P&C and Global Professional businesses achieved rate increases in the 1 to 2% range, adversely impacted by property and high excess D&O business, respectively. Our Specialty businesses were most severely impacted with an overall rate decrease of nearly 2%, reflecting ongoing competitive aviation markets.
Growth was strong in all of our business groups. Our construction and excess casualty businesses contributed to growth in North America. New business in primary casualty led to strong growth in International P&C. New and renewal business in our International financial lines business contributed to solid growth in Global Professional and new business in our Political Risk and Crisis Management businesses contributed to strong growth in Specialty.
The trading environment for our core lines of insurance business remains competitive and we continue to focus on those lines of business that we believe provide the best return on capital, including the writing of selective new business, and remain committed to taking the underwriting actions necessary to improve our margins.
Reinsurance
For the six months ended June 30, 2014 gross premiums written decreased by 2.0%, reflecting the highly competitive environment across the reinsurance market. Our mid-year renewals, specifically in our U.S. property catastrophe book, saw risk adjusted pricing down 15% from the mid-year renewals of 2013 as well as increased pressure on terms and conditions. There was also downward pricing pressure in our International businesses, with our Australian and U.K. businesses showing price reductions of up to 10% to 20% on the prior year renewals. In addition, we were impacted by high levels of competition on proportional placements in both short and long-term markets with intense pressure on terms and conditions, particularly ceding commissions. As a result, we have reduced or withdrawn our capacity in certain instances.
The Reinsurance segment continues its disciplined underwriting approach during these very challenging market conditions.
3) Market Movement Impacts on Our Investment Portfolio (Excluding Life Funds Withheld Assets)
During the three months ended June 30, 2014, the positive mark to market change of $793.0 million on our available for sale ("AFS") investments was primarily driven the benefit of a $424.9 million unrealized gain when our held to maturity assets were reclassified to available for sale investments, as well a decrease in interest rates and tightening credit spreads. This represents an approximately 1.8% appreciation in average assets for the three months ended June 30, 2014.
The following table provides further detail regarding the movements in relevant credit markets, as well as in government interest rates using selected market indices during the three months ended June 30, 2014:

	Interest Rate Movement for the three months ended June 30, 2014 (1) (‘+’/‘-’ represents increases / decreases in interest rates)	Credit Spread Movement for the three months ended June 30, 2014 (2) (‘+’/‘-’ represents widening / tightening of credit spreads)
United States	-9 basis points (5 year Treasury)	-12 basis points (US Corporate A rated)
-17 basis points (US Mortgage Master Index)
-6 basis points (US CMBS, AAA rated)
United Kingdom	-6 basis points (10 year Gilt)	-9 basis points (UK Corporate, AA rated)
Euro-zone	-29 basis points (5 year Bund)	-12 basis points (Europe Corporate, A rated)
____________

(1)	Source: Bloomberg Finance L.P.

(2)	Source: Merrill Lynch Global Indices.
Net realized gains on investments in the three months ended June 30, 2014 totaled $80.8 million, including net realized losses of approximately $24.6 million related to other than temporary impairments ("OTTI") charges on certain of the Company’s fixed income investments. For further analysis of this, see “Income Statement Analysis - Investment Activities” below.
During the six months ended June 30, 2014, the positive mark to market change of $1.1 billion on our AFS investments was primarily driven by the benefit of a $424.9 million unrealized gain when our held to maturity assets were reclassified to available for sale investments, as well as a decrease in interest rates and tightening credit spreads. This represents an approximately 2.5% appreciation in average assets for the six months ended June 30, 2014.

The following table provides further detail regarding the movements in relevant credit markets, as well as in government interest rates using selected market indices during the six months ended June 30, 2014:

	Interest Rate Movement for the six months ended June 30, 2014 (1) (‘+’/‘-’ represents increases / decreases in interest rates)	Credit Spread Movement for the six months ended June 30, 2014 (2) (‘+’/‘-’ represents widening / tightening of credit spreads)
United States	-11 basis points (5 year Treasury)	-24 basis points (US Corporate A rated)
-10 basis points (US Mortgage Master Index)
-21 basis points (US CMBS, AAA rated)
United Kingdom	-35 basis points (10 year Gilt)	-1 basis points (UK Corporate, AA rated)
Euro-zone	-58 basis points (5 year Bund)	-15 basis points (Europe Corporate, A rated)
____________

(1)	Source: Bloomberg Finance L.P.

(2)	Source: Merrill Lynch Global Indices.
Net realized gains on investments in the six months ended June 30, 2014 totaled $100.1 million, including net realized losses of approximately $28.3 million related to OTTI charges on certain of the Company’s fixed income investments. For further analysis of this, see “Income Statement Analysis - Investment Activities” below.

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
Buybacks of Ordinary Shares
On February 22, 2013, we announced that the XL-Ireland Board of Directors approved a new share buyback program, authorizing the purchase of up to $850 million of our ordinary shares (the “Share Buyback Program”). At December 31, 2013, $275 million remained available for purchase under the Share Buyback Program. On February 21, 2014, we announced that the XL-Ireland Board of Directors approved an increase to the Share Buyback Program, authorizing the purchase of up to $1.0 billion of our ordinary shares. This authorization includes the approximately $200.0 million that remained under the Share Buyback Program prior to the increase. During the three and six months ended June 30, 2014, we purchased and canceled 5.5 million and 11.3 million ordinary shares under the Share Buyback Program for $175.0 million and $350.0 million, respectively. At June 30, 2014, $717.6 million remained available for purchase under share buyback program.
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

			1-in-100 Event		1-in-250 Event
Geographical Zone (U.S. dollars in millions)	Peril	Measurement Date of In-Force Exposures (1)	Probable Maximum Loss (2)	Percentage of Adjusted Tangible Shareholders’ Equity at June 30, 2014 (3)	Probable Maximum Loss (2)	Percentage of Adjusted Tangible Shareholders’ Equity at June 30, 2014 (3)
North Atlantic	Windstorm	April 1, 2014	$1,306	13.3%	$1,826	18.6%
North America	Earthquake	April 1, 2014	873	8.9%	1,526	15.5%
Europe	Windstorm	April 1, 2014	568	5.8%	788	8.0%
Japan	Earthquake	April 1, 2014	232	2.4%	293	3.0%
Japan	Windstorm	April 1, 2014	150	1.5%	204	2.1%
____________

(1)	Detailed analyses of aggregated in-force exposures and maximum loss levels are done periodically. The measurement dates represent the date of the last completed detailed analysis by geographical zone.

(2)
Probable maximum losses, which include secondary uncertainty that incorporates variability around the expected probable maximum loss for each event, do not represent our maximum potential exposures and are pre-tax.

(3)
Adjusted Tangible Shareholders’ Equity is defined as Total Shareholders’ Equity less (i) Goodwill and Other Intangible Assets and (ii) Accumulated Other Comprehensive Income (excluding net balances associated with Life Funds Withheld Assets).

Regulatory Change
As part of our operational efficiency, management continues to actively monitor and assess the various regulatory initiatives and legislation that impact us or in the future could impact us. For example, management has been focused on Solvency II, which was adopted by the European Parliament in April 2009. This is a European Union directive covering the capital adequacy and risk management of, and regulatory reporting for, European-based (re)insurers, as well as providing for a new supervisory regime for the insurance industry. The Omnibus II directive which was agreed to by the European Commission, the European Parliament and the Council of Ministers sets a Solvency II implementation date of January 1, 2016. The Central Bank of Ireland and Prudential Regulation Authority have issued proposed interim guidelines on applying the European Insurance and Occupational Pensions Authority (“EIOPA”) guidelines for authorized firms to ensure their eventual readiness for Solvency II. Management continues to prepare for the implementation of Solvency II. See Item 1, “Business - Regulation,” included in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
VARIABLE INTEREST ENTITIES AND OTHER OFF-BALANCE SHEET ARRANGEMENTS
See the discussion of our variable interest entities and other off-balance sheet arrangements in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Variable Interest Entities (“VIEs”) and Other Off-Balance Sheet Arrangements,” of our Annual Report on Form 10-K for the year ended December 31, 2013 and Item 1, Note 12, “Variable Interest Entities,” to the Unaudited Consolidated Financial Statements included herein.
SEGMENTS
We are organized into two operating segments: Insurance and Reinsurance. Subsequent to the transaction as described in Note 3, "Sale of Life Reinsurance Subsidiary," to the Unaudited Consolidated Financial Statements, we no longer consider our Life operations to be a separate operating segment and the results of the life run-off business are reported within “Corporate and Other.” Subsequent to the completion of the transaction, XLLR reinsures the majority of our life reinsurance business through the Life Retro Arrangements. Our general investment and financing operations are reflected in Corporate and Other. The run-off business subject to the Life Retro Arrangements was previously reported within our Life operations segment. Prior period information has been re-presented to reflect the current presentation.
We evaluate the performance of both the Insurance and Reinsurance segments based on underwriting profit. Other items of our revenue and expenditure are not evaluated at the segment level for reporting purposes. In addition, we do not allocate investment assets by segment for our P&C operations. Investment assets related to our run-off life operations and certain structured products included in the Insurance and Reinsurance segments are held in separately identified portfolios. As such, net investment income from these assets is included in the contribution from the applicable segment. See Item 1, Note 5, “Segment Information,” to the Unaudited Consolidated Financial Statements included herein for a reconciliation of segment data to our Unaudited Consolidated Financial Statements.

INCOME STATEMENT ANALYSIS
Segment Results for the three months ended June 30, 2014 compared to the three months ended June 30, 2013
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
The following table summarizes the underwriting profit (loss) for the Insurance segment:

	Three Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2014	2013	2014 to 2013
Gross premiums written	$1,618,405	$1,472,388	9.9%
Net premiums written	996,880	1,049,163	(5.0)%
Net premiums earned	1,003,990	1,058,542	(5.2)%
Net losses and loss expenses	627,627	721,323	(13.0)%
Acquisition costs	99,863	138,032	(27.7)%
Operating expenses	213,931	194,514	10.0%
Underwriting profit (loss)	$62,569	$4,673	N/M
Net results – structured products	31,645	3,532	N/M
Net fee income and other (expense)	(3,567)	(1,355)	N/M
____________

*	N/M - Not Meaningful
Gross Premiums Written
The following table summarizes our gross premiums written by business group for the Insurance segment:

	Three Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2014	2013	2014 to 2013
IPC	$378,178	$330,798	14.3%
NAPC	590,523	548,895	7.6%
Professional	406,164	370,836	9.5%
Specialty	243,540	221,859	9.8%
Total	$1,618,405	$1,472,388	9.9%
Gross premiums written increased by 9.9%. The following is a summary of the premium movements by business group:

▪	IPC - increase of 14.3% driven by new business in primary casualty and middle market business lines.

▪
NAPC - increase of 7.6% largely attributable to higher renewal premiums in excess casualty, surplus lines, programs and construction business lines, partially offset by a decrease in new business in global risk management.

▪	Professional - increase of 9.5% mainly attributable to the international financial lines business due to new business and higher renewed premiums.

▪	Specialty - increase of 9.8% due to new business in crisis management and political risk business lines, partially offset by lower renewed premiums in marine and aviation lines.
Foreign exchange rate movements also impacted our gross premiums written. When evaluated in local currency, our gross premiums written increased by 8.5%, compared to the 9.9% shown above.

Net Premiums Written
The decrease of 5.0% resulted from an increase in ceded premiums written partially offset by the gross premiums written increases outlined above. The increase in ceded premiums is largely attributable to a modification in our reinsurance structure within our Professional group to one that utilizes proportional reinsurance in order to take advantage of favorable market terms. In addition, an increase in cessions within NAPC contributed to the higher ceded premiums written.
Net Premiums Earned
The decrease of 5.2% is attributable to higher ceded premiums written and earned in the Professional business group due to the modification in the reinsurance structure mentioned above. Partially offsetting this was growth in net premiums from IPC property and primary casualty business lines and NAPC surplus lines and construction business lines and Specialty political risk and crisis management business.
Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Insurance segment:

	Three Months Ended		Percentage
	June 30,		Point Change
	2014	2013	2014 to 2013
Loss and loss expense ratio	62.5%	68.1%	(5.6)
Acquisition expense ratio	9.9%	13.0%	(3.1)
Operating expense ratio	21.4%	18.5%	2.9
Underwriting expense ratio	31.3%	31.5%	(0.2)
Combined ratio	93.8%	99.6%	(5.8)
The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Insurance segment for the three months ended June 30, 2014 and 2013:

	Three Months Ended		Percentage
	June 30,		Point Change
	2014	2013	2014 to 2013
Loss and loss expense ratio	62.5%	68.1%	(5.6)
Prior year reserve development	3.7%	4.6%	(0.9)
Loss ratio excluding prior year development	66.2%	72.7%	(6.5)
Loss Ratio - excluding prior year development
The 6.5 percentage point decrease in the loss ratio excluding prior year development was primarily as a result of lower levels of natural catastrophe losses in the three months ended June 30, 2014 as compared to the prior year period. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for the three months ended June 30, 2014 were $61.0 million lower than in the same period of 2013. Excluding favorable prior year development, net natural catastrophe losses and related reinstatement premiums in both quarters, the loss ratio for the three months ended June 30, 2014 compared to the same period of 2013 decreased by 0.8 percentage points to 64.7%.

Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Insurance segment for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,
(U.S. dollars in thousands)	2014	2013
Property	$(10,288)	$(1,406)
Casualty	37,572	(5,181)
Professional	2,847	16,493
Specialty	(44,536)	(75,471)
Other (1)	(22,587)	17,175
Total	$(36,992)	$(48,390)
____________
(1)    Other includes programs, excess and surplus, surety, structured indemnity and certain discontinued lines.
Net favorable prior year reserve development of $37.0 million was mainly attributable to the following:

▪
For property lines, net prior year development was $10.3 million favorable. This was driven by a reduction of $5.6 million in prior year catastrophe losses primarily in the 2011 accident year and by better than expected loss experience reported for the non-catastrophe exposures predominantly in the 2012 accident year.

▪
For casualty lines, net prior year development was $37.6 million unfavorable. This was driven by deterioration in pollution site claims principally in the 2010 and 2013 accident years that led to a strengthening of $37.8 million in environmental.

▪	For professional lines, net prior year development was $2.8 million unfavorable due mainly to a deterioration in unallocated loss adjustment expenses for the U.S. Select portfolio.

▪
For specialty lines, net prior year development was $44.5 million favorable. This was driven by better than expected loss experience reported for the non-catastrophe exposures principally in the 2008 to 2012 accident years that led to releases of $31.6 million in aerospace and $8.0 million in marine. It was also driven by a reduction of $5.3 million in prior year catastrophe losses related primarily to Hurricane Rita in marine.

▪	For other lines, net prior year development was $22.6 million favorable driven by the favorable settlement of a 2003 claim in one of our discontinued lines.
Acquisition Costs and Operating Expenses
Underwriting Expense Ratio
The decrease of 0.2 percentage points was due to a decrease in the acquisition expense ratio of 3.1 percentage points partially offset by an increase in the operating expense ratio of 2.9 percentage points, as follows:

▪	Acquisition expense ratio - decreased largely due to the favorable impact of our modified reinsurance structure mentioned above.

▪
Operating expense ratio - increased 2.9 percentage points largely due to the unfavorable impact of our modified reinsurance structure mentioned above as well as an increase in expenses associated with business expansion, including higher compensation expense and higher professional fees for the three months ended June 30, 2014 compared to the same period of 2013.

Net Results - Structured Products
Net results from structured insurance products, which increased from the prior year, includes net investment income of $7.9 million and $9.0 million and net interest (income)/expense of $(23.8) million and $5.5 million, for the three months ended June 30, 2014 and 2013, respectively. The increase in the net results from the prior year quarter was from the negotiated termination of one of our larger structured indemnity contracts. This contract had previously been designated as part of a fair value hedge with a remaining fair value adjustment of $47.0 million that was being amortized as a reduction of interest expense over the remaining term of the contract. As a result of the termination, a net decrease of $28.7 million was recorded to interest expense reflecting the accretion rate adjustment due to changes in cash flows and the realization of the full remaining balance of the fair value hedge adjustment, resulting in a net credit to interest expense.

For further information about our structured indemnity contracts that are accounted for as deposit contracts, see Item 8, Note 11, “Deposit Liabilities,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Net Fee Income and Other
The decrease compared to the same period of 2013 in net fee income and other was driven by the IPC Lloyd's business related to the run-off of certain Syndicates.
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
The following table summarizes the underwriting profit (loss) for the Reinsurance segment:

	Three Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2014	2013	2014 to 2013
Gross premiums written	$493,124	$471,782	4.5%
Net premiums written	436,446	410,809	6.2%
Net premiums earned	434,086	429,955	1.0%
Net losses and loss expenses	200,253	216,283	(7.4)%
Acquisition costs	80,874	86,599	(6.6)%
Operating expenses	47,582	39,622	20.1%
Underwriting profit (loss)	$105,377	$87,451	20.5%
Net results – structured products	3,240	2,521	28.5%
Net fee income and other	664	520	27.7%

Gross Premiums Written
The following table summarizes our gross premiums written by business group for the Reinsurance segment:

	Three Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2014	2013	2014 to 2013
Bermuda	$268,586	$270,727	(0.8)%
North America	96,156	89,407	7.5%
International	128,382	111,648	15.0%
Total	$493,124	$471,782	4.5%

Gross premiums written increased by 4.5%. The following is a summary of the premium movements by business group:

▪
Bermuda - decrease of 0.8% due to favorable prior year quarter premium adjustments which did not repeat in the current quarter and timing on whole accounts, partially offset by favorable renewals on property treaty business.

▪
North America - increase of 7.5% was due to timing of casualty treaty renewals and increased agricultural premiums within our property treaty business, partially offset by the non-renewal of a property facultative deal.

▪
International - increase of 15.0%, mainly driven by increased aviation premiums and increased premium estimates on treaties written in prior years in Latin America, partially offset by higher catastrophe related reinstatement premiums in the prior year quarter.

Foreign exchange rate movements also impacted our gross premiums written. When evaluated in local currency, our gross premiums written increased by 4.2%, compared to the 4.5% shown above.

Net Premiums Written
The increase of 6.2% resulted from the gross written premium increases outlined above together with a 7.0% decrease in ceded written premiums, mainly related to whole account business in Bermuda.
Net Premiums Earned
The increase of 1.0% is attributable to the overall earn through of higher current quarter net premiums, and the impact of decreased ceded premiums related to whole account business in Bermuda.
Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Reinsurance segment:

	Three Months Ended		Percentage
	June 30,		Point Change
	2014	2013	2014 to 2013
Loss and loss expense ratio	46.1%	50.3%	(4.2)
Acquisition expense ratio	18.6%	20.1%	(1.5)
Operating expense ratio	11.0%	9.3%	1.7
Underwriting expense ratio	29.6%	29.4%	0.2
Combined ratio	75.7%	79.7%	(4.0)
The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Reinsurance segment for the three months ended June 30, 2014 and 2013:

	Three Months Ended		Percentage
	June 30,		Point Change
	2014	2013	2014 to 2013
Loss and loss expense ratio	46.1%	50.3%	(4.2)
Prior year reserve development	11.0%	16.3%	(5.3)
Loss ratio excluding prior year development	57.1%	66.6%	(9.5)
Loss Ratio - excluding prior year development
The 9.5 percentage point decrease in the loss ratio excluding prior year development was primarily as a result of lower levels of natural catastrophe losses in the three months ended June 30, 2014 as compared to the prior year period. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for the three months ended June 30, 2014 were $38.5 million lower than in the same period in 2013. Excluding favorable prior year development, net natural catastrophe losses and related reinstatement premiums in both quarters, the loss ratio for the three months ended June 30, 2014 compared to the same period of 2013 marginally increased by 0.3 percentage points to 52.3%.
Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by business group relating to the Reinsurance segment for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,
(U.S. dollars in thousands)	2014	2013
Property and other short-tail lines	$(20,088)	$(24,739)
Casualty and other long-tail lines	(27,368)	(45,513)
Total	$(47,456)	$(70,252)
Net favorable prior year reserve development of $47.5 million for the three months ended June 30, 2014 was mainly attributable to the following:

▪	Net favorable prior year development for the short-tailed lines totaled $20.1 million. Details of the significant components are as follows:

▪
For property catastrophe lines, net prior year development was $9.4 million unfavorable comprised of $10.9 million unfavorable development on major catastrophe losses partially offset by $1.5 million better than expected development on attritional losses. The $10.9 million unfavorable development on major catastrophe losses is comprised of $12.8 million unfavorable development on 2013 catastrophe losses and $4.1 million unfavorable development on 2010 catastrophe losses partially offset by a $6.0 million favorable development on other catastrophe losses.

▪
For property other lines, net prior year development was $12.3 million favorable comprised of $12.7 million better than expected development on attritional losses, mainly in North America, partially offset by $0.4 million unfavorable development on catastrophe and large losses and .

▪
For marine and aviation lines, net prior year development was $17.2 million favorable comprised of $5.3 million favorable development on catastrophe and large losses and $11.9 million favorable driven by better than expected development on attritional losses, mainly in Europe.

▪	Net favorable prior year development for the long-tailed lines totaled $27.4 million. Details of the significant components are as follows:

▪	For casualty lines, net prior year development was $17.4 million favorable due to better than expected development on attritional losses mainly in the Europe and North America books.

▪
For other lines, net prior year development was $9.9 million favorable due to better than expected development on attritional losses comprised of $5.0 million from the whole accounts book in Bermuda and the remainder spread across the rest of the segment portfolio.

Underwriting Expense Ratio
The increase of 0.2 percentage points was due to an increase in the operating expense ratio of 1.7 percentage points partially offset by a decrease in the acquisition expense ratio of 1.5 percentage points, as follows:

▪
Operating expense ratio - increased 1.7 percentage points due to higher compensation costs associated with the expansion of agriculture business in North America and capital markets business in Bermuda in 2014.

▪
Acquisition expense ratio - decreased due to changes to the structure of our agriculture business in North America, lower profit commissions in International, and the impact of ceded premiums related to whole account business written in Bermuda.

Net Results - Structured Products
Net results from structured reinsurance products, which increased 28.5% from the prior year quarter, includes net investment income of $9.1 million and $9.1 million, interest expense of $5.6 million and $6.6 million and operating expenses of $0.2 million and nil, for the three months ended June 30, 2014 and 2013, respectively. The increase in the net results from the prior year quarter was mainly due to a reduction in interest expense resulting from changes in the expected cash flows and payout patterns on one of the larger structured indemnity contracts.
For further information about our structured indemnity contracts that are accounted for as deposit contracts see Item 8, Note 11, “Deposit Liabilities,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Corporate and Other (including run-off Life operations)
On May 1, 2014, XLIB entered into a sale and purchase agreement with GreyCastle providing for the sale of 100% of the common shares of XLLR, a wholly-owned subsidiary of XLIB, to GreyCastle for $570 million in cash. This transaction was completed on May 30, 2014. As a result, XLLR reinsures the majority of our life reinsurance business through the Life Retro Arrangements. This transaction covers a substantial portion of our life reinsurance reserves. We announced the run-off of our life reinsurance business in 2009.
The run-off business subject to the Life Retro Arrangements was previously reported within the Life operations segment. Subsequent to the transaction, we no longer consider the Life Operations to be a separate operating segment and the results of the life run-off business are reported within “Corporate and Other." For a further discussion, see Item 1, Note 3, “Sale of Life Reinsurance Subsidiary,” to the Unaudited Consolidated Financial Statements included herein.
Impact of Life Retro Arrangements
Subsequent to the completion of the life transaction as described in Note 3, "Sale of Life Reinsurance Subsidiary," to the Unaudited Consolidated Financial Statements included herein, the net contribution from the Company's life reinsurance business subject to Life Retrocession Arrangements is nil. The underwriting results from this retroceded business from January 1, 2014 through May 30, 2014 are included within the Company's contribution from life operations. The impact of the Life Retro Arrangements (primarily relating to the Life Funds Withheld Assets) on the Company's results from the completion of the transaction on May 30, 2014 through June 30, 2014 were as follows:

Impact of Life Retro Arrangements	May 30 to June 30
(U.S. dollars in thousands)	2014
Underwriting profit (loss)	$—
Net investment income - Life Funds Withheld Assets	19,165
Net realized gains (losses) on investments sold - Life Funds Withheld Assets	624
OTTI on investments - Life Funds Withheld Assets	(8,771)
Other income and expenses	(19)
Net realized and unrealized gains (losses) on life retrocession embedded derivative	(17,546)
Net income (loss)	$(6,547)
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	12,297
Change in cumulative translation adjustment - Life Funds Withheld Assets, net of tax	(5,750)
Comprehensive income (loss)	$—
As shown in the table above, although our net income (loss) is subject to variability related to the Life Retro Arrangements, there is no net impact on our comprehensive income in any period. The life retrocession embedded derivative value includes the interest income, unrealized gains and losses, and realized gains and losses from sales of the Life Funds Withheld Assets subsequent to May 30, 2014. For a further information on the life retrocession embedded derivative, see Item 1, Note 7(d)(iii), “Derivative Instruments - Other Non-Investment Derivatives,” to the Unaudited Consolidated Financial Statements included herein.

Investment Performance (Excluding Life Funds Withheld Assets)
We manage our fixed income portfolio in accordance with investment guidelines approved by the Risk and Finance Committee of the Board of Directors of XL-Ireland. The following is a summary of the investment portfolio returns, which are calculated by dividing the sum of gross investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of the portfolio, for each of our fixed income and non-fixed income portfolios, for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,
	2014	2013
Total Return on Investments (1)	1.9%	(1.6)%

Other Portfolios (2)
Alternative portfolio (3)	1.5%	3.9%
Equity portfolio	5.6%	(0.6)%
___________

(1)
The performance of investment portfolios is measured on a local currency basis and is not annualized. For aggregate performance calculation, respective local currency balances are translated to U.S. dollars using quarter end exchange rates to calculate composite portfolio results. Performance represents P&C operations and two months of Life operations.

(2)	Performance on Other Portfolios is included in the Total Return on Investments.

(3)	Performance on the alternative portfolio reflects the three months ended May 31, 2014 and 2013, respectively for both equity and non-equity alternative funds.
Investment Activities (Excluding Life Funds Withheld Assets)
The following table illustrates net investment income, net income from investment fund affiliates, net realized (losses) gains on investments, net realized and unrealized gains (losses) on derivative instruments and net realized and unrealized gains (losses) on life retrocession embedded derivative for the three months ended June 30, 2014 and 2013:

	Three Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2014	2013	2014 to 2013
Net investment income (1)	$213,608	$232,546	(8.1)%
Net income (loss) from investment fund affiliates (2)	17,683	46,543	(62.0)%
Net realized gains (losses) on investments	80,843	40,968	97.3%
Net realized and unrealized gains (losses) on derivative instruments	11,599	(5,105)	N/M
____________

(1)	Net investment income includes: Net investment income - excluding Life Funds Withheld Assets and net investment income related to the net results from structured products.

(2)
We generally record the income related to alternative fund affiliates on a one-month lag and the private investment fund affiliates on a three-month lag based upon the availability of the information provided by the investees.

*	N/M - Not Meaningful
Net Investment Income
The decrease of 8.1% was primarily due to a reduction in investment yields as a result of lower reinvestment rates and the impact of the Life Retro Arrangements for the month of June 2014. We estimate that approximately $3.1 billion of assets with an average gross book yield of 2.9% will mature and pay down over the next 12 months compared to the average new money rate in the three months ended June 30, 2014 on our portfolio of 1.7%.
Net Income (Loss) from Investment Fund Affiliates
Net income from investment fund affiliates includes earnings from our investments in closed-end investment funds and partnerships and similar vehicles that are accounted for under the equity method.
Performance for the three months ended June 30, 2014 was significantly lower than the same period of 2013. Alternative investment fund returns were solid in the quarter but were considerably behind the prior year quarter’s very strong results, when event driven and equity long/short managers in particular posted large gains. Private investment fund returns were also solid in the quarter but also down considerably from the prior year quarter's very strong results.

Net Realized Gains and Losses on Investments
Net realized gains of $80.8 million in the three months ended June 30, 2014 included the following:

▪	Net realized gains of $105.5 million resulted primarily from sales of equities and other investments.

▪	Realized losses of approximately $24.6 million related to the OTTI write-down of certain of our AFS investments. The main components of the net impairment charges were:

▪	$10.3 million related to certain equities as the holdings were in a loss position for more than 11 months.

▪	$12.5 million related to Other Investments.
Net realized gains on investments of $41.0 million in the three months ended June 30, 2013 included realized losses of $2.4 million related to the write-down of certain of our fixed income and equity investments with respect to which we determined that there was an other-than-temporary decline in the value of those investments, as well as net realized gains of $43.4 million.
Net Realized and Unrealized Gains and Losses on Derivative Instruments
Net realized and unrealized gains on derivative instruments of $11.6 million in the three months ended June 30, 2014 resulted from our investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments. For a further discussion, see Item 1, Note 7, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements included herein.
Other Revenues and Expenses
The following table sets forth our other revenues and expenses for the three months ended June 30, 2014 and 2013:

	Three Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2014	2013	2014 to 2013
Net income (loss) from operating affiliates (1)	$27,738	$32,825	(15.5)%
Exchange (gains) losses	21,141	(11,331)	N/M
Corporate operating expenses	56,495	55,155	2.4%
Loss on sale of life reinsurance subsidiary	666,423	—	N/M
Net realized and unrealized gains (losses) on life retrocession embedded derivative	(17,546)	—	N/M
Interest expense (2)	32,284	26,121	23.6%
Income tax expense (benefit)	(5,654)	28,872	(119.6)%
____________

(1)	The Company generally records the income related to certain operating affiliates on a three-month lag based upon the availability of the information provided by the investees.

(2)	Interest expense includes costs related to our debt and collateral facilities and does not include deposit liability accretion, which is included in Net investment results - structured products.

*	N/M - Not Meaningful
Net Income (Loss) from Operating Affiliates
The following table sets forth the net income (loss) from operating affiliates for the three months ended June 30, 2014 and 2013:

	Three Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2014	2013	2014 to 2013
Net income (loss) from investment manager affiliates	$13,147	$27,068	(51.4)%
Net income (loss) from strategic operating affiliates	14,591	5,757	153.4%
Net income (loss) from operating affiliates	$27,738	$32,825	(15.5)%
Net Income from Investment Manager Affiliates
The decrease of 51.4% principally reflects the exceptional first quarter of 2013 investment performance for several investment manager affiliates, leading to strong incentive fees for the managers. Positive investment performance leads to strong incentive fees for the managers, which are reported on a one quarter-lag basis in our results.

Net Income from Strategic Operating Affiliates
The increase of 153.4% was largely due to higher current period income related to an insurance affiliate that writes direct U.S. homeowners insurance.
Exchange Gains and Losses
The foreign exchange losses of $21.1 million in the three months ended June 30, 2014 were a result of an overall weakening of the value of the U.S. dollar against most of our major currency exposures, particularly the U.K. sterling, and the Canadian dollar. In the three months ended June 30, 2013, foreign exchange gains of $11.3 million were produced as a result of an overall strengthening of the value of the U.S. dollar against our major currency exposures, principally the U.K. sterling, the Euro and the Swiss franc.
Corporate Operating Expenses
The increase of 2.4% was a result of increased compensation costs and professional fees, partially offset by decreases in office expenses and information technology costs.
Loss on Sale of Life Reinsurance Subsidiary
The loss on sale of life reinsurance subsidiary was due to the sale of 100% of the common shares of XLLR, a wholly-owned subsidiary of XLIB, to GreyCastle for $570 million in cash. For a further discussion, see Item 1, Note 3, “Sale of Life Reinsurance Subsidiary,” to the Unaudited Consolidated Financial Statements included herein.
Net Realized and Unrealized Gains and Losses on Life Retrocession Embedded Derivative
The Company has entered into Life Retro Arrangements as described in Notes 2, "Significant Accounting Policies - (a) Investments Related to Life Retrocession Agreements written on a Funds Withheld Basis (“Life Retro Arrangements”) and (b) Reinsurance" and Note 3, "Sale of Life Reinsurance Subsidiary," to the Unaudited Consolidated Financial Statements included herein. The embedded derivative is recorded at fair value with changes in fair value recognized in earnings through "Net realized and unrealized gains (losses) on life retrocession embedded derivative." For a further discussion, see Item 1, Note 7, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements included herein and "Impact of Life Retro Arrangements" above.
Interest Expense
The increase of 23.6% was a result of the overall increase in our debt following the issuance of XL-Cayman's 2.30% Senior Notes due 2018 and its 5.25% Senior Notes due 2043 during the fourth quarter of 2013. For further information about our debt financing, see Item 8, Note 13, “Notes Payable and Debt and Financing Arrangements,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Income Tax Expense
A tax benefit of $5.7 million and charge of $28.9 million were incurred in the three months ended June 30, 2014 and 2013, respectively. The tax charges recognized in these periods reflect our expected full year effective tax rate applicable to each of the years, applied to our ordinary income in the respective periods.

Segment Results for the six months ended June 30, 2014 compared to the six months ended June 30, 2013
Insurance
The following table summarizes the underwriting profit (loss) for the Insurance segment:

	Six Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2014	2013	2014 to 2013
Gross premiums written	$3,189,331	$2,970,175	7.4%
Net premiums written	2,124,247	2,238,351	(5.1)%
Net premiums earned	1,996,430	2,097,634	(4.8)%
Net losses and loss expenses	1,266,820	1,371,840	(7.7)%
Acquisition costs	204,863	268,654	(23.7)%
Operating expenses	416,984	378,511	10.2%
Underwriting profit (loss)	$107,763	$78,629	37.1%
Net results – structured products	36,535	7,717	N/M
Net fee income and other (expense)	(4,779)	(3,294)	45.1%
____________

*	N/M - Not Meaningful
Gross Premiums Written
The following table summarizes our gross premiums written by business group for the Insurance segment:

	Six Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2014	2013	2014 to 2013
IPC	$961,126	$915,921	4.9%
NAPC	986,563	907,313	8.7%
Professional	739,318	674,278	9.6%
Specialty	502,324	472,663	6.3%
Total	$3,189,331	$2,970,175	7.4%
Gross premiums written increased by 7.4%. The following is a summary of the premium movements by business group:

▪
IPC - increase of 4.9% driven mainly by new business in primary casualty and increased renewal premiums within primary casualty and middle market business lines, partially offset by lower renewed premiums in the construction business line.

▪
NAPC - increase of 8.7% largely driven by higher renewed premiums in the excess casualty, surplus lines, programs and construction business lines, partially offset by a lower level of new business in global risk management.

▪	Professional - increase of 9.6% largely attributable to the international professional line of business due to higher renewed premiums and increases in new business.

▪
Specialty - increase of 6.3% due to new business in crisis management and political risk business lines, partially offset by lower new business and unfavorable renewed premiums in marine lines and weaker pricing in aviation.

Foreign exchange rate movements also impacted our gross premiums written. When evaluated in local currency, our gross premiums written increased by 6.1%, compared to the 7.4% shown above.
Net Premiums Written
The decrease of 5.1% resulted from an increase in ceded premiums written partially offset by the gross premiums written increases outlined above. The increase in ceded premiums primarily relates to a modification in our reinsurance structure to one that utilizes proportional reinsurance in our Professional business group in order to take advantage of favorable market terms. In addition, an increase in global property and construction writings that involve cessions to co-insurers and/or the captive insurance operations of our insureds and higher cessions within NAPC contributed to the higher ceded premiums written.

Net Premiums Earned
The decrease of 4.8% is attributable to the increase in ceded premiums written and earned in the Professional business group due to the modification in the reinsurance structure and increased reinsurance participation in the NAPC property and construction business as mentioned above. Partially offsetting this was growth in net premiums from Professional international financial and select professional business lines, Specialty political risk and crisis management business and NAPC surplus lines and construction business lines.
Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Insurance segment:

	Six Months Ended		Percentage
	June 30,		Change
	2014	2013	2014 to 2013
Loss and loss expense ratio	63.5%	65.4%	(1.9)
Acquisition expense ratio	10.3%	12.8%	(2.5)
Operating expense ratio	20.8%	18.1%	2.7
Underwriting expense ratio	31.1%	30.9%	0.2
Combined ratio	94.6%	96.3%	(1.7)
The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Insurance segment for the six months ended June 30, 2014:

	Six Months Ended		Percentage
	June 30,		Change
	2014	2013	2014 to 2013
Loss and loss expense ratio	63.5%	65.4%	(1.9)
Prior year reserve development	2.2%	2.8%	(0.6)
Loss ratio excluding prior year development	65.7%	68.2%	(2.5)
Loss Ratio - excluding prior year development
The 2.5% percentage point decrease in the loss ratio excluding prior year development was primarily as a result of lower levels of natural catastrophe losses in the six months ended June 30, 2014 as compared to the prior year period. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for the six months ended June 30, 2014 were $47.7 million lower than in the same period in 2013. Excluding favorable prior year development, net natural catastrophe losses and related reinstatement premiums in both quarters, the loss ratio for the six months ended June 30, 2014 compared to the same period of 2013 decreased by 0.3 percentage points to 64.1%.
Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by line of business relating to the Insurance segment for the six months ended June 30, 2014 and 2013:

	Six Months Ended
	June 30,
(U.S. dollars in thousands)	2014	2013
Property	$(25,967)	$(20,178)
Casualty	39,274	(3,380)
Professional	1,614	16,618
Specialty	(39,563)	(70,706)
Other (1)	(20,691)	19,064
Total	$(45,333)	$(58,582)
____________
(1)    Other includes programs, excess and surplus, surety, structured indemnity and certain discontinued lines.
Net favorable prior year reserve development of $45.3 million was mainly attributable to the following:

▪
For property lines, net prior year development was $26.0 million favorable. This was driven by better than expected loss experience reported for the non-catastrophe exposures predominantly in the 2011 to 2013 accident years. It was also driven by a reduction of $5.6 million in prior year catastrophe losses primarily in the 2011 accident year.

▪
For casualty lines, net prior year development was $39.3 million unfavorable. This was driven by deterioration in pollution site claims principally in the 2010 and 2013 accident years that led to a strengthening of $37.8 million in environmental.

▪	For professional lines, net prior year development was $1.6 million unfavorable due mainly to a deterioration in unallocated loss adjustment expenses for the U.S. Select portfolio.

▪
For specialty lines, net prior year development was $39.6 million favorable. This was driven by better than expected loss experience reported for the non-catastrophe exposures principally in the 2008 to 2012 accident years that led to a release of $31.8 million in aerospace. It was also driven by a reduction of $5.3 million in prior year catastrophe losses related primarily to Hurricane Rita in marine.

▪	For other lines, net prior year development was $20.7 million favorable driven by the favorable settlement of a 2003 claim in one of our discontinued lines.
Acquisition Costs and Operating Expenses
Underwriting Expense Ratio
The increase of 0.2 percentage points was due to an increase in the operating expense ratio of 2.7 percentage points partially offset by a decrease in the acquisition expense ratio of 2.5 percentage points, as follows:

▪
Operating expense ratio - increased 2.7 percentage points largely due to the unfavorable impact of the modification of our reinsurance structure mentioned above as well as increased compensation expenses from business expansion and higher professional fees for the six months ended June 30, 2014 compared to the same period of 2013.

▪	Acquisition expense ratio - decreased largely due to the favorable impact of the modification of our reinsurance structure mentioned above and a change in the mix of business.
Net Results - Structured Products
Net results from structured insurance products, which increased from the prior year, includes net investment income of $18.0 million and $18.6 million and net interest (income)/expense of $(18.6) million and $10.9 million, for the six months ended June 30, 2014 and 2013, respectively. The increase in the net results from the prior year period was from the negotiated termination of one of our larger structured indemnity contracts. This contract had previously been designated as part of a fair value hedge with a remaining fair value adjustment of $47.0 million that was being amortized as a reduction of interest expense over the remaining term of the contract. As a result of the termination, a net decrease of $28.7 million was recorded to interest expense reflecting the accretion rate adjustment due to changes in cash flows and the realization of the full remaining balance of the fair value hedge adjustment, resulting in a net credit to interest expense.
For further information about our structured indemnity contracts that are accounted for as deposit contracts, see Item 8, Note 11, “Deposit Liabilities,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Net Fee Income and Other
The decrease compared to the same period of 2013 in net fee income and other expenses was driven by increased costs in our risk engineering services business.

Reinsurance
The following table summarizes the underwriting profit (loss) for the Reinsurance segment:

	Six Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2014	2013	2014 to 2013
Gross premiums written	$1,350,837	$1,378,911	(2.0)%
Net premiums written	1,228,619	1,263,830	(2.8)%
Net premiums earned	854,174	855,109	(0.1)%
Net losses and loss expenses	392,565	408,850	(4.0)%
Acquisition costs	168,109	172,133	(2.3)%
Operating expenses	88,443	80,043	10.5%
Underwriting profit (loss)	$205,057	$194,083	5.7%
Net results – structured products	6,303	3,512	79.5%
Net fee income and other	1,337	1,152	16.1%

Gross Premiums Written
The following table summarizes our gross premiums written by business group for the Reinsurance segment:

	Six Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2014	2013	2014 to 2013
Bermuda	$540,706	$515,901	4.8%
North America	237,204	230,905	2.7%
International	572,927	632,064	(9.4)%
Other (1)	—	41	(100.0)%
Total	$1,350,837	$1,378,911	(2.0)%
____________

(1)	Other relates to discontinued structured indemnity.
Gross premiums written decreased by 2.0%. The following is a summary of the premium movements by business group:

▪	Bermuda - increase of 4.8% due to new business and favorable renewals on whole account and property treaty businesses.

▪	North America - increase of 2.7% largely due to increased agricultural premiums within our property treaty business, partially offset by the non-renewal of a property facultative deal.

▪
International - decrease of 9.4%, mainly driven by lower casualty and property treaty renewals due to decreases in shares and competitive market conditions in Europe, including the non-renewal of a U.K. motor business quota share, partially offset by increased premium estimates on treaties written in prior years in Latin America and unfavorable adjustments in the prior year on a casualty treaty that did not repeat in the current year.

Foreign exchange rate movements also impacted our gross premiums written. When evaluated in local currency, our gross premiums written decreased by 1.6%, compared to the 2.0% shown above.
Net Premiums Written
The decrease of 2.8% resulted from the gross written premium decreases outlined above together with an increase in ceded written premiums, largely driven by a new agricultural program in North America.
Net Premiums Earned
The decrease of 0.1% is mainly attributable to lower casualty and property written premiums in Europe due to competitive market conditions and the overall earn through of higher whole account premiums in Bermuda.

Net Losses and Loss Expenses
Combined Ratio
The following table presents the ratios for the Reinsurance segment:

	Six Months Ended		Percentage
	June 30,		Change
	2014	2013	2014 to 2013
Loss and loss expense ratio	46.0%	47.8%	(1.8)
Acquisition expense ratio	19.7%	20.1%	(0.4)
Operating expense ratio	10.3%	9.4%	0.9
Underwriting expense ratio	30.0%	29.5%	0.5
Combined ratio	76.0%	77.3%	(1.3)
The loss and loss expense ratio includes net losses incurred for both the reported year and any favorable or adverse prior year development of loss and loss expense reserves held at the beginning of the year. The following table summarizes these components of the loss ratio for the Reinsurance segment for the six months ended June 30, 2014 and 2013:

	Six Months Ended		Percentage
	June 30,		Change
	2014	2013	2014 to 2013
Loss and loss expense ratio	46.0%	47.8%	(1.8)
Prior year reserve development	9.1%	10.7%	(1.6)
Loss ratio excluding prior year development	55.1%	58.5%	(3.4)
Loss Ratio - excluding prior year development
The 3.4 percentage point decrease in the loss ratio excluding prior year development was primarily as a result of lower levels of natural catastrophe losses in the six months ended June 30, 2014 as compared to the prior year period. Losses net of reinsurance recoveries and reinstatement premiums related to natural catastrophe events for the six months ended June 30, 2014 were $38.5 million lower than in the same period in 2013. Excluding favorable prior year development, net natural catastrophe losses and related reinstatement premiums in both quarters, the loss ratio for the six months ended June 30, 2014 compared to the same period of 2013 increased by 1.6 percentage points to 52.7% due to changes in the mix of business in Bermuda and competitive market conditions.
Prior Year Development
The following table summarizes the net (favorable) adverse prior year development by business group relating to the Reinsurance segment for the six months ended June 30, 2014 and 2013:

	Six Months Ended
	June 30,
(U.S. dollars in thousands)	2014	2013
Property and other short-tail lines	$(45,638)	$(46,517)
Casualty and other long-tail lines	(32,314)	(44,765)
Total	$(77,952)	$(91,282)
Net favorable prior year reserve development of $78.0 million for the six months ended June 30, 2014 was mainly attributable to the following:

▪	Net favorable prior year development for the short-tailed lines totaled $45.6 million. Details of the significant components are as follows:

▪
For property catastrophe lines, net prior year development was $10.4 million unfavorable comprising of $16.3 million unfavorable development on major catastrophe losses and $5.9 million better than expected development on attritional losses. The $16.3 million unfavorable development on major catastrophe losses was due to $22.3 million unfavorable development on the 2013 catastrophe losses and $6.6 million unfavorable development on the 2010 catastrophe losses partially offset by $12.6 million favorable development on other catastrophe losses.

▪
For property other lines, net prior year development was $23.8 million favorable comprised of $2.4 million favorable development on catastrophe losses and $26.2 million better than expected development on attritional losses.

▪
For marine and aviation lines, net prior year development was $32.2 million favorable comprised of $9.1 million favorable development on catastrophe and large losses and $23.1 million favorable development driven by better than expected attritional loss development mainly in Europe.

▪	Net favorable prior year development for the long-tailed lines totaled $32.3 million. Details of the significant components are as follows:

▪	For casualty lines, net prior year development was $22.3 million favorable due to better than expected development on attritional losses mainly in Europe and North America.

▪
For other lines, net prior year development was $10.1 million favorable due to better than expected development on attritional losses comprised of $6.4 million from the whole accounts book in Bermuda and the remainder spread across the rest of the segment portfolio.

Underwriting Expense Ratio
The increase of 0.5 percentage points was due to an increase in the operating expense ratio of 0.9 percentage points, partially offset by a decrease in the acquisition expense ratio of 0.4 percentage points, as follows:

▪
Operating expense ratio - increased in the six months ended June 30, 2014 compared to the same period in 2013 due to higher compensation costs associated with the expansion of agriculture business in North America and capital markets in Bermuda in 2014 .

▪
Acquisition expense ratio - decreased due to changes to the structure of our agricultural business in North America and lower profit commissions in International, partially offset by a state assessment relating to prior year premiums received in the current year in North America.

Net Results - Structured Products
Net results from structured reinsurance products, which increased 79.5% from the prior year period, includes net investment income of $17.7 million and $17.2 million, interest expense of $11.2 million and $13.7 million and operating expenses of $0.3 million and nil, for the six months ended June 30, 2014 and 2013, respectively. The increase in the net results from the prior year period was mainly due to a reduction in interest expense resulting from changes in the expected cash flows and payout patterns on one of the larger structured indemnity contracts.
For further information about our structured indemnity contracts that are accounted for as deposit contracts see Item 8, Note 11, “Deposit Liabilities,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Corporate and Other (including run-off Life Operations)
As stated above, XLIB entered into a sale and purchase agreement with GreyCastle providing for the sale of 100% of the common shares of XLLR. As a result, XLLR reinsures the majority of our life reinsurance business through the Life Retro Arrangements. This transaction covers a substantial portion of our life reinsurance reserves. We announced the run-off of its life reinsurance business in 2009.
The run-off business subject to the Life Retro Arrangements was previously reported within the Life operations segment. Subsequent to the transaction, we no longer consider the life operations to be a separate operating segment and the results of the life run-off business are reported within "Corporate and Other". For a further discussion, see Item 1, Note 3, "Sale of Life Reinsurance Subsidiary," to the Unaudited Consolidated Financial Statements included herein.

Impact of Life Retro Arrangements
Subsequent to the completion of the life transaction as described in Note 3, "Sale of Life Reinsurance Subsidiary," to the Unaudited Consolidated Financial Statements included herein, the net contribution from U.K. and European life reinsurance business subject to Life Retrocession Arrangements is nil. The underwriting results from this retroceded business from January 1, 2014 through May 30, 2014 are included within the contribution from life operations. The impact of the Life Funds Withheld Assets on our results from the completion of the transaction on May 30, 2014 through June 30, 2014 were as follows:

Impact of Life Retro Arrangements	May 30 to June 30
(U.S. dollars in thousands)	2014
Underwriting profit (loss)	$—
Net investment income - Life Funds Withheld Assets	19,165
Net realized gains (losses) on investments sold - Life Funds Withheld Assets	624
OTTI on investments - Life Funds Withheld Assets	(8,771)
Other income and expenses	(19)
Net realized and unrealized gains (losses) on life retrocession embedded derivative	(17,546)
Net income (loss)	$(6,547)
Change in net unrealized gains (losses) on investments - Life Funds Withheld Assets, net of tax	12,297
Change in cumulative translation adjustment - Life Funds Withheld Assets, net of tax	(5,750)
Comprehensive income (loss)	$—
As shown in the table above, although our net income (loss) is subject to variability related to the Life Retro Arrangements, there is no net impact on our comprehensive income in any period. The life retrocession embedded derivative value includes the interest income, unrealized gains and losses, and realized gains and losses from sales of the Life Funds Withheld Assets subsequent to May 30, 2014. For a further information on the life retrocession embedded derivative, see Item 1, Note 7(d)(iii), “Derivative Instruments - Other Non-Investment Derivatives,” to the Unaudited Consolidated Financial Statements included herein.
Investment Performance (Excluding Life Funds Withheld Assets)
We manage our fixed income portfolio in accordance with investment guidelines approved by the Risk and Finance Committee of the Board of Directors of XL-Ireland. The following is a summary of the investment portfolio returns, which are calculated by dividing the sum of gross investment income or net income from investment affiliates, realized gains (losses) and unrealized gains (losses) by the average market value of the portfolio, for each of our fixed income and non-fixed income portfolios, for the six months ended June 30, 2014 and 2013:

	Six Months Ended
	June 30,
	2014	2013
Total Return on Investments (1)	3.8%	(0.8)%

Other Portfolios (2)
Alternative portfolio (3)	4.0%	8.1%
Equity portfolio	7.1%	5.4%
___________

(1)
The performance of investment portfolios is measured on a local currency basis and is not annualized. For aggregate performance calculation, respective local currency balances are translated to U.S. dollars using quarter end exchange rates to calculate composite portfolio results. Performance represents P&C operations and five months of Life operations.

(2)	Performance on Other Portfolios is included in the Total Return on Investments.

(3)	Performance on the alternative portfolio reflects the six months ended May 31, 2014 and 2013, respectively, for both equity and non-equity alternative funds.

Investment Activities (Excluding Life Funds Withheld Assets)
The following table illustrates net investment income, net income from investment fund affiliates, net realized (losses) gains on investments and net realized and unrealized gains (losses) on derivative instruments for the six months ended June 30, 2014 and 2013:

	Six Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2014	2013	2014 to 2013
Net investment income (1)	$446,797	$479,014	(6.7)%
Net income (loss) from investment fund affiliates (2)	50,986	78,764	(35.3)%
Net realized gains (losses) on investments	100,072	77,477	29.2%
Net realized and unrealized gains (losses) on derivative instruments	13,409	2,780	N/M
____________

(1)	Net investment income includes: Net investment income - excluding Life Funds Withheld Assets and net investment income related to the net results from structured products.

(2)
We generally record the income related to alternative fund affiliates on a one-month lag and the private investment fund affiliates on a three-month lag based upon the availability of the information provided by the investees.

*	N/M - Not Meaningful
Net Investment Income
The decrease of 6.7% was primarily due to a reduction in investment yields as a result of lower reinvestment rates and the impact of the Life Retro Arrangements for the month of June 2014. We estimate that approximately $3.1 billion of assets with an average gross book yield of 2.9% will mature and pay down over the next 12 months compared to the average new money rate in the six months ended June 30, 2014 on our portfolio of 1.8%.
Net Income (Loss) from Investment Fund Affiliates
Net income from investment fund affiliates includes earnings from our investments in closed-end investment funds and partnerships and similar vehicles that are accounted for under the equity method.
Performance for the six months ended June 30, 2014 was strong but lagging behind exceptional results from the same period of 2013. Alternative investment fund returns were strong in the first half of this year, but very strong equity returns and moderate volatility last year were highly supportive of fund returns, in particular for market-directional strategies. Private investment fund returns were also strong for the first half of the year but down from the prior year's results for the first half of the year.
Net Realized Gains and Losses on Investments
Net realized gains on investments of $100.1 million included the following:

▪	Net realized gains of $128.4 million resulted primarily from sales of equities and other investments.

▪	Realized losses of approximately $28.3 million related to the OTTI write-down of certain of our AFS investments. The main components of the net impairment charges were:

▪	$10.3 million related to certain equities as the holdings were in a loss position for more than 11 months.

▪	$12.5 million related to Other Investments.

▪
$0.9 million for structured securities, principally non-Agency RMBS, where we determined that the likely recovery on these securities was below the carrying value and, accordingly, recorded an impairment of the securities to the discounted value of the cash flows expected to be received on these securities.

▪	$2.5 million related to foreign exchange losses.
Net realized gains on investments of $77.5 million in the six months ended June 30, 2013 included realized losses of $7.0 million related to the write-down of certain of our fixed income and equity investments with respect to which we determined that there was an other-than-temporary decline in the value of those investments, as well as net realized gains of $84.5 million.

Net Realized and Unrealized Gains and Losses on Derivative Instruments
Net realized and unrealized gains on derivatives of $13.4 million in the six months ended June 30, 2014 resulted from our investment strategy to manage interest rate risk, foreign exchange risk and credit risk, and to replicate permitted investments. For a further discussion, see Item 1, Note 7, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements included herein.
Other Revenues and Expenses
The following table sets forth our other revenues and expenses for the six months ended June 30, 2014 and 2013:

	Six Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2014	2013	2014 to 2013
Net income (loss) from operating affiliates (1)	$74,023	$63,823	16.0%
Exchange (gains) losses	31,582	(44,766)	N/M
Corporate operating expenses	107,833	102,077	5.6%
Loss on sale of life reinsurance subsidiary	666,423	—	N/M
Net realized and unrealized gains (losses) on life retrocession embedded derivative	(17,546)	—	N/M
Interest expense (2)	64,444	52,257	23.3%
Income tax expense	28,667	72,351	(60.4)%
____________

(1)	The Company generally records the income related to certain operating affiliates on a three-month lag based upon the availability of the information provided by the investees.

(2)	Interest expense includes costs related to our debt and collateral facilities and does not include deposit liability accretion, which is included in Net investment results - structured products.

*	N/M - Not Meaningful
Net Income (Loss) from Operating Affiliates
The following table sets forth the net income (loss) from operating affiliates for the six months ended June 30, 2014 and 2013:

	Six Months Ended		Percentage
	June 30,		Change
(U.S. dollars in thousands)	2014	2013	2014 to 2013
Net income (loss) from investment manager affiliates	$40,130	$45,524	(11.8)%
Net income (loss) from strategic operating affiliates	33,893	18,299	85.2%
Net income (loss) from operating affiliates	$74,023	$63,823	16.0%

Net Income from Investment Manager Affiliates
The decrease of 11.8% principally reflects the strong first quarter of 2013 investment performance for several investment manager affiliates, leading to strong incentive fees for the managers. Positive investment performance leads to incentive fees for the managers, which are reported on a one quarter-lag basis in our results.
Net Income from Strategic Operating Affiliates
The increase of 85.2% was largely due to higher current period income related to an insurance affiliate that writes direct U.S. homeowners insurance, with more modest favorable variances from several other operating affiliates.
Exchange Gains and Losses
The foreign exchange losses of $31.6 million in the six months ended June 30, 2014 were a result of an overall weakening of the value of the U.S. dollar against most of our major currency exposures, particularly the U.K. sterling, the Euro, and the Swiss franc. In the six months ended June 30, 2013, foreign exchange gains of $44.8 million were a result of an overall strengthening of the value of the U.S. dollar against our major currency exposures, particularly the U.K. sterling, the Euro, the Canadian dollar and the Swiss franc.
Corporate Operating Expenses
The increase of 5.6% was a result of increased compensation costs as well as an increase in information technology costs and other expenses associated with infrastructure and organizational initiatives.

Loss on Sale of Life Reinsurance Subsidiary
The loss on sale of life reinsurance subsidiary was due to the sale of 100% of the common shares of XLLR, a wholly-owned subsidiary of XLIB, to GreyCastle for $570 million in cash. For a further discussion, see Item 1, Note 3, “Sale of Life Reinsurance Subsidiary,” to the Unaudited Consolidated Financial Statements included herein.
Net Realized and Unrealized Gains and Losses on Life Retrocession Embedded Derivative
The Company has entered into Life Retro Arrangements as described in Notes 2, "Significant Accounting Policies - (a) Investments Related to Life Retrocession Agreements written on a Funds Withheld Basis and (b) Reinsurance" and Note 3, "Sale of Life Reinsurance Subsidiary," to the Unaudited Consolidated Financial Statements included herein. The embedded derivative is recorded at fair value with changes in fair value recognized in earnings through "Net realized and unrealized gains (losses) on life retrocession embedded derivative." For a further discussion, see Item 1, Note 7, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements included herein and "Impact of Life Retro Arrangements" above.
Interest Expense
The increase of 23.3% was a result of the overall increase in our debt following the issuance of the 2.30% Senior Notes due 2018 and the 5.25% Senior Notes due 2043 during the fourth quarter of 2013. For further information about our debt financing, see Item 8, Note 13, “Notes Payable and Debt and Financing Arrangements,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Income Tax Expense
Tax charges of $28.7 million and $72.4 million were incurred in the six months ended June 30, 2014 and 2013, respectively. The tax charges recognized in these periods reflect our expected full year effective tax rate applicable to each of the years, applied to our ordinary income in the respective periods.

BALANCE SHEET ANALYSIS
Investments (Excluding Life Funds Withheld Assets)
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
As described in Item 1, Note 3, "Sale of Life Reinsurance Subsidiary" and Note 6, “Investments,” to the Unaudited Consolidated Financial Statements included herein, in connection to the Life Retro Arrangements certain fixed maturities were reclassified from held to maturity to available for sale. All of the reclassified securities are included within the Life Funds Withheld Assets, along with certain other available for sale securities as defined in the sale and purchase agreement. The Life Funds Withheld Assets are managed pursuant to agreed investment guidelines that meet the contractual commitments of the XL ceding companies and applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GreyCastle. Because we no longer share in the risks and rewards of the underlying performance of the supporting invested assets, disclosures within the financial statement notes included herein, and in the table below, separate the Life Funds Withheld Assets from the rest of our investments. The remaining disclosures in this section exclude the Life Funds Withheld Assets.

At June 30, 2014 and December 31, 2013, total investments, cash and cash equivalents, accrued investment income and net receivable/(payable) for investments sold/(purchased) were approximately $32.3 billion and $36.6 billion, respectively. The following table summarizes the composition of our invested assets, excluding Life Funds Withheld Assets, at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
(U.S. dollars in thousands)	Carrying Value (1)	Percent of Total	Carrying Value (1)	Percent of Total
Cash and cash equivalents	$3,071,139	9.5%	$1,800,832	4.9%
Net receivable/ (payable) for investments sold/ (purchased)	(109,753)	(0.3)%	84,603	0.2%
Accrued investment income	322,100	1.0%	346,809	0.9%
Short-term investments	347,674	1.1%	456,288	1.2%
Fixed maturities - AFS:
U.S. Government and Government-Related/Supported (2)	2,084,294	6.4%	2,501,851	6.8%
Corporate - Financials (3) (4)	3,040,610	9.4%	3,481,991	9.5%
Corporate - Non Financials (4)	6,687,014	20.7%	7,643,839	20.9%
RMBS – Agency	3,303,046	10.2%	3,546,122	9.7%
RMBS – Non-Agency	415,503	1.3%	398,768	1.1%
CMBS	1,124,287	3.5%	1,246,795	3.4%
CDO	738,073	2.3%	717,313	2.0%
Other asset-backed securities (5)	1,310,272	4.1%	1,242,104	3.4%
U.S. States and political subdivisions of the States	1,939,590	6.0%	1,845,812	5.0%
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (2)	4,355,861	13.5%	4,875,541	13.3%
Total fixed maturities - AFS	$24,998,550	77.4%	$27,500,136	75.1%
Fixed maturities - held to maturity ("HTM"):
U.S. Government and Government-Related/Supported (2)	—	—%	10,993	—%
Corporate - Financials (3) (4)	—	—%	269,547	0.7%
Corporate - Non Financials (4)	—	—%	1,117,316	3.1%
RMBS – Non-Agency	—	—%	66,987	0.2%
CMBS	—	—%	144,924	0.4%
Other asset-backed securities (5)	—	—%	106,540	0.3%
Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported (2)	—	—%	1,142,388	3.1%
Total fixed maturities - HTM	$—	—%	$2,858,695	7.8%
Equity securities (6)	988,710	3.1%	1,040,237	2.8%
Investments in affiliates	1,500,548	4.6%	1,370,943	3.8%
Other investments	1,204,564	3.6%	1,164,630	3.3%
Total investments and cash and cash equivalents - excluding Life Funds Withheld Assets	$32,323,532	100.0%	$36,623,173	100.0%

Fixed Maturities - Life Funds Withheld Assets	$5,444,371	100.0%	$—	—%
____________

(1)	Carrying values represents the fair value for AFS fixed maturities and amortized cost for HTM securities.

(2)
U.S. Government and Government-Related/Supported and Non-U.S. Sovereign Government, Provincial, Supranational and Government-Related/Supported include government-related securities with an amortized cost of $1,679.1 million and $2,241.5 million and carrying value of $1,721.8 million and $2,275.6 million at June 30, 2014 and December 31, 2013, respectively, and U.S. Agencies with an amortized cost of $230.2 million and $267.0 million and carrying value of $256.8 million and $284.3 million at June 30, 2014 and December 31, 2013, respectively.

(3)
Included in Corporate - Financials are gross unrealized losses of $4.9 million and $12.7 million on Tier One and Upper Tier Two securities of financial institutions with a carrying value of $21.8 million and $114.7 million at June 30, 2014 and December 31, 2013, respectively, as well as gross unrealized losses of $6.9 million and $9.3 million on subordinated debt (including lower Tier Two securities) with a carrying value of $66.0 million and $86.6 million at June 30, 2014 and December 31, 2013, respectively.

(4)
Included within Corporate are certain floating rate medium term notes supported primarily by pools of European investment grade credit with varying degrees of leverage. The notes have a carrying value of $155.9 million and $154.6 million and an amortized cost of $143.6 million and $147.7 million at June 30, 2014 and December 31, 2013, respectively. These securities have been allocated ratings of the underlying pool of securities. These notes allow the investor to participate in cash flows of the underlying bonds including certain residual values, which could serve to either decrease or increase the ultimate values of these notes.

(5)
Covered Bonds within Fixed maturities - AFS with a carrying value of $763.6 million and $553.1 million at June 30, 2014 and December 31, 2013, respectively, and Covered Bonds within Fixed maturities - HTM with a carrying value of $8.6 million at December 31, 2013, are included within Other asset-backed securities to align our classification to market indices.

(6)	Included within Equity securities are investments in fixed income funds with a carrying value of $92.1 million and $87.4 million at June 30, 2014 and December 31, 2013, respectively.

We review our corporate debt investments on a regular basis to consider their concentration, credit quality and compliance with established guidelines. At June 30, 2014 and December 31, 2013, the average credit quality of our total fixed income portfolio (consisting of corporate debt and U.S. Agency debt and related mortgage-backed securities having and including fixed maturities, short-term investments, cash and cash equivalents and net receivable/(payable) for investment sold/(purchased)) was “Aa2(AA)” and "Aa3/AA-", respectively. Included in the table below are the credit ratings of the fixed income portfolio excluding operating cash at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
Investments by Credit Rating (1) (U.S. dollars in millions)	Carrying Value (2)	Percent of Total	Carrying Value	Percent of Total
AAA	$12,285	44.3%	$12,957	40.6%
AA	5,525	19.9%	6,738	21.1%
A	6,727	24.3%	7,761	24.3%
BBB	2,408	8.7%	3,654	11.4%
BB and below	755	2.7%	792	2.5%
Not rated	33	0.1%	18	0.1%
Total	$27,733	100.0%	$31,920	100.0%
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

(2)	Excludes Life Funds Withheld Assets.
Gross and Net Unrealized Gains and Losses on Investments (Excluding Life Funds Withheld Assets)
We had gross unrealized losses totaling $169.2 million on 1,385 securities out of a total of 7,668 held at June 30, 2014 in our AFS portfolio. We consider these securities to be temporarily impaired. Individual security positions comprising this balance have been evaluated by management, in conjunction with our investment managers, to determine the severity of these impairments and whether they should be considered other-than-temporary.
Gross unrealized losses can be attributed to the following significant drivers:

•	gross unrealized losses of $43.5 million related to Government and Government-Related holdings. Securities in a gross unrealized loss position had a fair value of $1.9 billion at June 30, 2014.

•
gross unrealized losses of $28.7 million related to Core CDO holdings (defined by the Company as investments in non-subprime CDOs), which consisted primarily of collateralized loan obligations (“CLOs”). Securities in a gross unrealized loss position had a fair value of $561.8 million at June 30, 2014.

•
gross unrealized losses of $21.2 million related to Non-Agency RMBS securities (which consists of our holdings of sub-prime Non-Agency RMBS, second liens, asset backed securities collateralized debt obligations ("ABS CDOs") with sub-prime collateral, Alt-A and Prime RMBS). Securities in an unrealized loss position had a fair value of $248.7 million at June 30, 2014. The Company has incurred realized losses, consisting of charges for OTTI and realized losses from sales, of approximately $1.4 billion since the beginning of 2007 through June 30, 2014 on these asset classes.

•
gross unrealized losses of $43.2 million related to the Corporate holdings. Securities in a gross unrealized loss position had a fair value of $1.3 billion at June 30, 2014. Of the gross unrealized losses, $17.5 million relate to financial institutions.

The following table details the security type and length of time that AFS securities were in a continual gross unrealized loss position at June 30, 2014:

(U.S. dollars in thousands)	June 30, 2014
Security Type and Length of Time in a Continual Unrealized Loss Position (1)	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Fixed Maturities and Short-Term Investments
Less than 6 months	$(5,790)	$956,486
At least 6 months but less than 12 months	(8,334)	540,760
At least 12 months but less than 2 years	(68,672)	2,659,740
2 years and over	(83,825)	997,799
Total	$(166,621)	$5,154,785
Equities
Less than 6 months	$(1,148)	$25,515
At least 6 months but less than 12 months	(1,476)	20,643
Total	$(2,624)	46,158
____________

(1)	Excludes Life Funds Withheld Assets.

The following is the maturity profile of the available for sale fixed income securities that were in a continual gross unrealized loss position at June 30, 2014:

	June 30, 2014
(U.S. dollars in thousands)	Amount of Unrealized Loss	Fair Value of Securities in an Unrealized Loss Position
Maturity profile in years of AFS fixed income securities in a gross unrealized loss position (1)
Less than 1 year remaining	$(11,987)	$308,626
At least 1 year but less than 5 years remaining (2)	(33,576)	1,852,910
At least 5 years but less than 10 years remaining (2)	(21,242)	786,494
At least 10 years but less than 20 years remaining (2)	(11,514)	162,121
At least 20 years or more remaining (2)	(7,503)	150,585
RMBS - Agency	(20,379)	681,699
RMBS - Non-Agency	(21,180)	242,907
CMBS	(7,424)	267,890
CDO	(28,729)	561,751
Other asset-backed securities	(3,087)	139,802
Total	$(166,621)	$5,154,785
____________

(1)	Excludes Life Funds Withheld Assets.

(2)
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

Factors considered in determining that additional OTTI charges were not warranted include management's consideration of current and near term liquidity needs along with other available sources of liquidity, and in certain instances an evaluation of the factors and time necessary for recovery. For further information, see Item 1, Note 6, “Investments,” to the Unaudited Consolidated Financial Statements included herein.
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
At June 30, 2014, we had structured securities with gross unrealized losses of $21.2 million on non-Agency RMBS, $28.7 million on Core CDOs and $7.4 million on CMBS holdings. Included in these securities are mortgage and asset-backed securities that had a fair value of $4.6 million, gross unrealized losses of $10.6 million and a cumulative fair value decline of greater than 50% of amortized cost. We have evaluated each of these securities in conjunction with our investment manager service providers and believe it is more likely than not that the issuer will be able to fund sufficient principal and interest payments to support the current amortized cost.
Refer to “Significant Items Affecting the Results of Operations” above for further discussion surrounding the impact of credit market movements on our investment portfolio.
European Sovereign Debt Crisis (Excluding Life Funds Withheld Assets)
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
Our exposure to this European sovereign debt crisis is from direct investment in fixed maturity securities issued by national and local governments of the European Periphery Nations, as well as from fixed maturity securities issued by certain financial and non-financial corporate entities operating within the European Periphery Nations which currently have a fair value of $100.6 million at June 30, 2014. We continue to monitor our financial exposure to this crisis, and continually assess the impact of a potential default by any of the European Periphery Nations on their respective debt issuances, including the associated impact on non-sovereign entities in these five nations in the event of such a default.
We currently have no unfunded investment exposures or commitments to either sovereign or non-sovereign entities within the European Periphery Nations. We do invest in various alternative and private investment funds that from time to time may invest in securities or investments related to the European Periphery Nations. In general, such funds will invest in debt and/or equity securities of individual corporate issuers, securitized debt instruments and/or fixed maturity instruments issued by national governments of the European Periphery Nations. As market volatility in the European Periphery Nations has declined, we have observed that our alternative and private fund managers have increased their exposure to these countries. We estimate that, as of June 30, 2014, our aggregate exposure to European Periphery Nations via our fund investments did not exceed $150 million on a net basis. The exposure was diversified across issuers and instruments and across the five European Periphery Nations.
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

Fair Value Measurements of Assets and Liabilities
As described in Item 1, Note 4, “Fair Value Measurements,” to the Unaudited Consolidated Financial Statements included herein, we have provided required disclosures by level within the fair value hierarchy of the Company’s assets and liabilities that are carried at fair value. As defined in the hierarchy, those assets and liabilities categorized as Level 3 have valuations determined using unobservable inputs. Unobservable inputs may include the entity’s own assumptions about market participant assumptions, applied to a modeled valuation; however, this is not the case with respect to the Company’s Level 3 assets and liabilities. The vast majority of the assets and liabilities classified as Level 3 are made up of those securities for which the values were obtained from brokers where either significant inputs were utilized in determining the values that were difficult to corroborate with observable market data or sufficient information regarding the specific inputs utilized by the broker was not obtained to support a Level 2 classification.
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
Valuation Methodology of Level 3 Assets and Liabilities
Refer to Item 1, Note 4, “Fair Value Measurements,” of the Unaudited Consolidated Financial Statements included herein, for a description of the valuation methodology utilized to value Level 3 assets and liabilities, how the valuation methodology is validated as well as further details associated with various assets classified as Level 3. At June 30, 2014, we did not have any liabilities that were carried at fair value based on Level 3 inputs other than derivative instruments in a liability position at June 30, 2014.

Fair Value of Level 3 Assets and Liabilities (Excluding Life Funds Withheld Assets)
At June 30, 2014, the fair value of Level 3 assets and liabilities as a percentage of our total assets and liabilities that are carried at fair value was as follows:

(U.S. dollars in thousands)	Total Assets and Liabilities Carried at Fair Value at June 30, 2014	Fair Value of Level 3 Assets and Liabilities	Level 3 Assets and Liabilities as a Percentage of Total Assets and Liabilities Carried at Fair Value, by Class
Assets
Fixed maturities, at fair value
U.S. Government and Government Agency-Related/Supported	$2,084,294	$—	—%
Corporate	9,727,624	3,933	—%
RMBS – Agency	3,303,046	6,896	0.2%
RMBS – Non-Agency	415,503	11	—%
CMBS	1,124,287	1,945	0.2%
CDO	738,073	732,824	99.3%
Other asset-backed securities (1)	1,310,272	11,704	0.9%
U.S. States and political subdivisions of the States	1,939,590	—	—%
Non-U.S. Sovereign Government, Supranational and Government-Related	4,355,861	—	—%
Total Fixed maturities, at fair value	$24,998,550	$757,313	3.0%
Equity securities, at fair value	988,710	—	—%
Short-term investments, at fair value	347,674	—	—%
Total investments available for sale	$26,334,934	$757,313	2.9%
Cash equivalents (2)	2,256,640	—	—%
Other investments (3)	928,743	124,475	13.4%
Other assets (4)	59,330	12,453	21.0%
Total assets carried at fair value	$29,579,647	$894,241	3.0%
Liabilities
Financial instruments sold, but not yet purchased (5)	$31,150	$—	—%
Other liabilities (6)	68,400	31,363	45.9%
Total liabilities carried at fair value	$99,550	$31,363	31.5%
____________

(1)	Covered Bonds with a fair value of $763.6 million are included within Other asset-backed securities.

(2)	Cash equivalents balances subject to fair value measurements include certificates of deposit and money market funds.

(3)
The Other investments balances exclude certain structured transactions including certain investments in project finance transactions and a payment obligation (for further information, see Item 8, Note 7, “Other Investments,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013) that has provided liquidity financing to a structured credit vehicle as a part of a third party medium term note facility. These Other investments are carried at amortized cost, which totaled $275.8 million at June 30, 2014.

(4)	Other assets include derivative instruments, reported on a gross basis.

(5)	Financial instruments sold, but not yet purchased, are included within “Payable for investments purchased” on the balance sheets.

(6)	Other liabilities include derivative instruments, reported on a gross basis.
At June 30, 2014, our Level 3 assets represented approximately 3.0% of assets that are measured at fair value and represented approximately 2% of total assets. Our Level 3 liabilities represented approximately 31.5% of liabilities that are measured at fair value but less than 1% of total liabilities at June 30, 2014.
Changes in the Fair Value of Level 3 Assets and Liabilities
See Item 1, Note 4, “Fair Value Measurements,” to the Unaudited Consolidated Financial Statements included herein, for an analysis of the change in fair value of Level 3 Assets and Liabilities.
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

Gross unpaid losses and loss expenses totaled $20.3 billion and $20.5 billion at June 30, 2014 and December 31, 2013, respectively. The table below represents a reconciliation of our P&C unpaid losses and loss expenses for the six months ended June 30, 2014:

(U.S. dollars in thousands)	Gross unpaid losses and loss expenses	Unpaid losses and loss expenses recoverable	Net unpaid losses and loss expenses
Balance at December 31, 2013	$20,481,065	$(3,414,735)	$17,066,330
Losses and loss expenses incurred	1,905,658	(246,273)	1,659,385
Losses and loss expenses (paid) / recovered	(2,147,530)	332,189	(1,815,341)
Foreign exchange and other	42,741	(5,036)	37,705
Balance at June 30, 2014	$20,281,934	$(3,333,855)	$16,948,079
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
Unpaid Losses and Loss Expenses Recoverable and Reinsurance Balances Receivable
In the normal course of business, we seek to reduce the potential amount of loss arising from claims events by reinsuring certain levels of risk assumed in various areas of exposure with other insurers or reinsurers. While reinsurance agreements are designed to limit our losses from large exposures and permit recovery of a portion of direct unpaid losses, reinsurance does not relieve our ultimate liability to the insureds. Accordingly, the losses and loss expense reserves on the balance sheets represent our total unpaid gross losses. Unpaid losses and loss expense recoverable relates to estimated reinsurance recoveries on the unpaid loss and loss expense reserves.
Net reinsurance recoverables were $3.4 billion at June 30, 2014 and December 31, 2013. At June 30, 2014 and December 31, 2013, net reinsurance balances receivable were $150.0 million and $118.9 million, respectively. The table below presents our net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable as follows:

(U.S. dollars in thousands)	June 30, 2014	December 31, 2013
Reinsurance balances receivable	$182,314	$163,066
Reinsurance recoverable on future policy benefits (excluding balances related to the Life Retro Arrangements)	20,415	20,493
Reinsurance recoverable on unpaid losses and loss expenses	3,380,648	3,456,088
Bad debt reserve on unpaid losses and loss expenses recoverable and reinsurance balances receivable	(79,109)	(85,532)
Net paid and unpaid losses and loss expenses recoverable and reinsurance balances receivable	$3,504,268	$3,554,115

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
A downgrade below “A-” of our principal insurance and reinsurance subsidiaries by either S&P or A.M. Best, which is three notches below the current S&P financial strength rating of “A+” (Stable) and two notches below the A.M. Best financial strength rating of “A” (Stable) of these subsidiaries, may trigger cancelation provisions in a significant amount of our assumed reinsurance agreements and may potentially require us to return unearned premiums to cedants. In addition, due to collateral posting requirements under our letter of credit and revolving credit facilities, such a downgrade may require the posting of cash collateral in support of certain “in use” portions of these facilities. Specifically, a downgrade below “A-” by A.M. Best would constitute an event of default under our two largest credit facilities and may trigger such collateral requirements. In certain limited instances, such downgrades may require that we return cash or assets to counterparties or to settle derivative and/or other transactions with the respective counterparties. See Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Holding Company Liquidity
As holding companies, XL-Ireland and XL-Cayman have no operations of their own and their assets consist primarily of investments in subsidiaries. XL-Ireland's principal uses of liquidity are ordinary share-related transactions, including dividend payments to holders of its ordinary shares as well as share buybacks, capital investments in its subsidiaries and certain corporate operating expenses. XL-Cayman's principal uses of liquidity are preference share related transactions, including dividend payments to its preference shareholders as well as preference share buybacks from time to time, interest and principal payments on debt, dividends to XL-Ireland and certain corporate operating expenses. All outstanding debt securities are issued by XL-Cayman.
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

Under Irish law, share premium was required to be converted to “distributable reserves” for XL-Ireland to pay cash dividends and redeem and buyback shares following the redomestication transaction in which all of the ordinary shares of XL-Cayman were exchanged for all of the ordinary shares of XL-Ireland. On July 23, 2010, the Irish High Court approved XL-Ireland's conversion of share premium to $5.0 billion of distributable reserves, subject to the completion of certain formalities under Irish Company law. These formalities were completed in early August 2010. At June 30, 2014, XL-Ireland had $3.3 billion in distributable reserves.
At June 30, 2014, XL-Ireland and XL-Cayman held cash and investments, net of liabilities associated with cash sweeping arrangements, of $17.6 million and $1.4 billion, respectively, compared to $12.7 million and $1.6 billion, respectively, at December 31, 2013.
All of our outstanding debt at June 30, 2014 was issued by XL-Cayman. The ability of XL-Cayman, like that of XL-Ireland, to obtain funds from its subsidiaries to satisfy any of its debts, including obligations under guarantees, is subject to certain contractual restrictions, applicable laws and statutory requirements of the various countries in which we operate, including, among others, Bermuda, the United States, Ireland, Switzerland and the United Kingdom. For details of the required statutory capital and surplus for our principal operating subsidiaries, see Item 8, Note 23, “Statutory Financial Data,” included in our Annual Report on Form 10-K for the year ended December 31, 2013.
See also the Consolidated Statements of Cash Flows in Item 1, Financial Statements included herein.
Sources of Liquidity
At June 30, 2014, on a consolidated basis we had cash and cash equivalents of approximately $3.1 billion as compared to approximately $1.8 billion at December 31, 2013. We have three main sources of cash flows - those provided by operations, investing activities and financing activities:

(U.S. dollars in thousands)	June 30, 2014	June 30, 2013
Operating activities	$353,629	$359,653
Investing activities	$1,569,409	$(42,438)
Financing activities	$(666,530)	$(492,150)
Effects of exchange rate changes on foreign currency cash	$13,799	$(23,361)
Operating Cash Flows
Historically, cash receipts from operations, consisting of premiums and investment income, generally have provided sufficient funds to pay losses as well as operating expenses of our subsidiaries and to fund dividends payable by our subsidiaries to XL-Ireland. Cash receipts from operations are generally derived from the receipt of investment income on our investment portfolio as well as the net receipt of premiums less claims and expenses related to our underwriting activities in our P&C and life run-off operations. Our operating subsidiaries provide liquidity in that premiums are generally received months or even years before losses are paid under the policies related to such premiums. Premiums and acquisition expenses are settled based on terms of trade as stipulated by an underwriting contract, and generally are received within the first year of inception of a policy when the premium is written, but can be up to three years on certain reinsurance business assumed. Operating expenses are generally paid within a year of being incurred. Claims, especially for casualty business, may take a much longer time before they are reported and ultimately settled, requiring the establishment of reserves for unpaid losses and loss expenses. Therefore, the amount of claims paid in any one year is not necessarily related to the amount of net losses incurred, as reported in the consolidated statement of income.
During the six months ended June 30, 2014, net cash flows provided by operating activities were $353.6 million compared to net cash flows provided by operating activities of $359.7 million for the same period in 2013. Although net income was lower during the six months ended June 30, 2014, that decrease was more than offset by increases in other components of non-cash working capital, primarily, the loss on sale of subsidiary, resulting in similar levels of net cash flows from operating activities compared to the same period of 2013.
Investing Cash Flows
Generally, positive cash flow from operations and financing activities is invested in our investment portfolio, including investments in our affiliates, or the acquisition of subsidiaries.
Net cash provided by investing activities was $1,569.4 million in the six months ended June 30, 2014 compared to net cash used of $42.4 million for the same period in 2013. These cash flows were associated with the normal purchase and sale of portfolio investments. As further outlined in Item 1, Note 3, “Sale of Life Reinsurance Subsidiary,” to the Unaudited

Consolidated Financial Statements included herein, the company received sale proceeds of $570 million in cash during the six months ended June 30, 2014.
Certain of our invested assets are held in trust and pledged in support of insurance and reinsurance liabilities as well as credit facilities. Such pledges are largely required by our operating subsidiaries that are “non-admitted” under U.S. state insurance regulations, in order for the U.S. cedant to receive statutory credit for reinsurance. Also, certain deposit liabilities and annuity contracts require the use of pledged assets. As further outlined in Item 1, Note 6, “Investments - Pledged Assets,” to the Unaudited Consolidated Financial Statements included herein, certain assets of the investment portfolio are pledged as collateral under our letter of credit facilities. At June 30, 2014 and December 31, 2013, the Company had $16.1 billion and $15.5 billion in pledged assets, respectively.
Financing Cash Flows
Cash flows related to financing activities include ordinary share-related transactions, the payment of dividends, the issue or repayment of preference ordinary shares and deposit liability transactions. During the six months ended June 30, 2014, net cash flows used in financing activities was $666.5 million compared to net cash used of $492.2 million for the same period in 2013. During the six months ended June 30, 2014 and 2013, financing cash flows were predominantly impacted by share buybacks and the repayment of deposit liabilities. For information regarding share buyback activity, see "Other Key Focuses of Management - Buybacks of Ordinary Shares" included herein.
In addition, the Company maintains credit facilities that provide liquidity. Details of these facilities are described below in “Capital Resources.”
Capital Resources
At June 30, 2014 and December 31, 2013, we had total shareholders' equity of $11.4 billion and $11.3 billion, respectively. In addition to ordinary share capital, we depend on external sources of financing to support our underwriting activities in the form of:

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
The following table summarizes the components of our current capital resources as follows:

(U.S. dollars in thousands)	June 30, 2014	December 31, 2013
Non-controlling interests - Series D preference ordinary shares	$345,000	$345,000
Non-controlling interests - Series E preference ordinary shares	999,500	999,500
Non-controlling interests - Other	29,788	7,165
Ordinary share capital	10,034,289	9,997,633
Total ordinary shares and non-controlling interests	$11,408,577	$11,349,298
Notes payable and debt	2,261,638	2,260,436
Total	$13,670,215	$13,609,734
Ordinary Share Capital
The following table reconciles the opening and closing ordinary share capital positions as follows:

(U.S. dollars in thousands)	June 30, 2014	December 31, 2013
Ordinary shareholders’ equity – beginning of period	$9,997,633	$10,510,077
Net income (loss) attributable to ordinary shareholders	(23,544)	1,059,916
Share buybacks	(351,653)	(675,616)
Share issues	3,082	12,665
Ordinary share dividends	(88,269)	(162,043)
Change in accumulated other comprehensive income	470,377	(783,363)
Share-based compensation and other	26,663	35,997
Ordinary shareholders’ equity – end of period	$10,034,289	$9,997,633
Debt
The following table presents our debt under outstanding securities and lenders' commitments at June 30, 2014:

				Payments Due by Period
(U.S. dollars in thousands)	Commitment/ Debt	In Use/ Outstanding	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
5-year revolver	$1,000,000	$—	2018	$—	$—	$—	$—
5.25% Senior Notes	600,000	599,808	2014	600,000	—	—	—
2.30% Senior Notes	300,000	297,010	2018	—	—	300,000	—
5.75% Senior Notes	400,000	396,876	2021	—	—	—	400,000
6.375% Senior Notes	350,000	348,865	2024	—	—	—	350,000
6.25% Senior Notes	325,000	322,983	2027	—	—	—	325,000
5.25% Senior Notes	300,000	296,096	2043	—	—	—	300,000
	$3,275,000	$2,261,638		$600,000	$—	$300,000	$1,375,000
Adjustment to carrying value - impact of fair value hedges		$814
Total	$3,275,000	$2,262,452
“In Use/Outstanding” data represent June 30, 2014 accreted values. “Payments Due by Period” data represents ultimate redemption values.
In addition, see Item 8, Note 13, “Notes Payable and Debt and Financing Arrangements,” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 for further information.
At June 30, 2014, banks and investors provided us with $3.3 billion of debt capacity, of which $2.3 billion was utilized. This debt capacity consists of:

▪	a revolving credit facility of $1.0 billion; and

▪
senior unsecured notes of approximately $2.3 billion issued by XL-Cayman. These notes require XL-Cayman to pay a fixed rate of interest during their terms. At June 30, 2014, there were six outstanding issues of senior unsecured notes:

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

At June 30, 2014, $575 million of letters of credit were issued under the 2013 Citi Agreements (as defined below) and therefore this facility is not available for revolving credit loans.
Preferred Shares and Non-controlling Interest in Equity of Consolidated Subsidiaries
The Series D preference ordinary shares and the Series E preference ordinary shares were issued by XL-Cayman. Accordingly, these instruments represent non-controlling interests in our consolidated financial statements and are presented as non-controlling interest in equity of consolidated subsidiaries. At both June 30, 2014 and December 31, 2013, the face values of the outstanding Series D and Series E preference ordinary shares were $345.0 million and $999.5 million, respectively.
Letter of Credit Facilities and other sources of collateral
At June 30, 2014, we had seven letter of credit (“LOC”) facilities in place with total availability of $3.6 billion, of which $1.9 billion was utilized.

				Amount of Commitment Expiration by Period
(U.S. dollars in thousands)	Commitment/ Debt	In Use/ Outstanding	Year of Expiry	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
LOC Facility (1) (2)	$1,000,000	$38,346	2018	$—	$—	$1,000,000	$—
LOC Facility (2)	1,000,000	813,890	2018	—	—	1,000,000	—
LOC Facility	750,000	305,756	Continuous	—	—	—	750,000
LOC Facility	250,000	137,826	Continuous	—	—	—	250,000
LOC Facility (3)	275,000	275,000	2015	—	275,000	—	—
LOC Facility (3)	200,000	200,000	2015	—	200,000	—	—
LOC Facility (3)	100,000	100,000	2016	—	100,000	—	—
Total LOC facilities	$3,575,000	$1,870,818		$—	$575,000	$2,000,000	$1,000,000
____________

(1)	This letter of credit facility includes $1.0 billion that is also included in the “5-year revolver” listed under Debt. See the discussion regarding the Syndicated Credit Agreements (defined below).

(2)	We have the option to increase the size of the facilities under the Syndicated Credit Agreements by an additional $500 million across both such facilities.

(3)	We have the option to increase the maximum amount of letters of credit and revolving credit loans available under the 2013 Citi Agreements, with the lender's and issuing lender's consent.

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
As described in Item 1, Note 3, "Sale of Life Reinsurance Subsidiary" and Note 6, “Investments,” to the Unaudited Consolidated Financial Statements included herein, in connection with the Life Retro Arrangements, certain fixed maturities were reclassified from held to maturity to available for sale. All of the reclassified securities are included within the Life Funds Withheld Assets, along with certain other available for sale securities as defined in the sale and purchase agreement. The Life Funds Withheld Assets are managed pursuant to agreed investment guidelines that meet the contractual commitments of the XL ceding companies and applicable laws and regulations. All of the investment results associated with the Life Funds Withheld Assets ultimately accrue to GreyCastle. Because we no longer share in the risks and rewards of the underlying performance of the supporting invested assets, disclosures within the quantitative and qualitative disclosures about market risk exclude the Life Funds Withheld Assets.
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
We may enter into derivatives to reduce risk or enhance portfolio efficiency. For example, we may use derivatives to hedge foreign exchange and interest rate risk related to our consolidated net exposures or to efficiently gain exposure to investments that are eligible under our Investment Policy. From time to time, we may also use instruments such as futures, options, interest rate swaps, credit default swaps and foreign currency forward contracts to manage the risk of interest rate changes, credit deterioration, foreign currency exposures, and other market related exposures as well as to obtain exposure to a particular financial market. Historically, we entered into credit derivatives outside of the investment portfolio in conjunction with the legacy financial guarantee and financial products operations. We seek to manage the risks associated with the use of derivatives through our comprehensive framework of investment decision authorities (“Authorities Framework”). Derivative instruments are carried at fair value with the resulting changes in fair value recognized in income in the period in which they occur. For further information, see Item 1, Note 7, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements included herein.
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
Interest Rate Risk (Excluding Life Funds Withheld Assets)
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
Foreign Currency Exchange Rate Risk (Excluding Life Funds Withheld Assets)
Many of our non-U.S. subsidiaries maintain both assets and liabilities in local currencies; therefore, foreign exchange risk is generally limited to net assets denominated in foreign currencies.
Foreign currency exchange rate gains and losses in our consolidated Statements of Income arise for accounting purposes when net assets or liabilities are denominated in foreign currencies that differ from the functional currency of those subsidiaries. While unrealized foreign exchange gains and losses on underwriting balances are reported in earnings, the offsetting unrealized gains and losses on invested assets are recorded as a separate component of shareholders' equity, to the extent that the asset currency does not match that entity's functional currency. This results in an accounting mismatch that will result in foreign exchange gains or losses in the consolidated statements of income depending on the movement in certain currencies. We have formed several branches with Euro and U.K. sterling functional currencies and continue to focus on attempting to limit exposure to foreign exchange risk.
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
The principal currencies creating our foreign exchange risk are the U.K. sterling, the Euro, the Swiss franc and the Canadian dollar. The following table provides more information on our net exposures to these principal foreign currencies at June 30, 2014 and December 31, 2013:

(Foreign currency in millions)	June 30, 2014	December 31, 2013
Euro	331.7	88.7
U.K. Sterling	300.0	47.3
Swiss Franc	112.1	107.9
Canadian Dollar	161.9	133.8
Credit Risk (Excluding Life Funds Withheld Assets)
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
Credit Risk – Investment Portfolio (Excluding Life Funds Withheld Assets)
Credit risk in the investment portfolio is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries and countries. A widening of credit spreads will increase the net unrealized loss position, will increase losses associated with credit-based derivatives where we assume credit exposure, and, if issuer credit spreads increase significantly for an extended period of time or it is a period of increasing defaults, will also likely result in higher OTTI charges. All else held equal, credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes that could have a material adverse effect on our consolidated results of operations or financial condition. The credit spread duration in our fixed income portfolio was 3.4 years at June 30, 2014.
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
The table below shows our aggregate fixed income portfolio by credit rating in percentage terms of our aggregate fixed income portfolio (consisting of corporate debt and U.S. Agency debt and related mortgage-backed securities having and including fixed maturities, short-term investments, cash and cash equivalents and net receivable/(payable) for investment sold/(purchased)) at June 30, 2014:

Percentage of Aggregated Fixed Income Portfolio (1)(2)
AAA	44.3%
AA	19.9%
A	24.3%
BBB	8.7%
BB or Below	2.7%
NR	0.1%
Total	100.0%
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

(2)	Excludes Life Funds Withheld Assets.
At June 30, 2014, the average credit quality of our aggregate fixed income investment portfolio was “Aa2(AA)". Our $10.8 billion portfolio of government and government related, agency, sovereign and cash holdings was rated "AA+", our $9.9 billion portfolio of corporates was rated “A", and our $6.9 billion structured securities portfolio was rated "AA+".
We are closely monitoring our corporate financial bond holdings given the events of the past six years. The table below summarizes our significant exposures (defined as bonds issued by financial institutions with an amortized cost in excess of $50.0 million) to corporate bonds of financial issuers including Covered Bonds held within our investment portfolio at June 30, 2014, representing both amortized cost and net unrealized gains (losses):

	June 30, 2014
Issuer (by Global Ultimate Parent) (1)(2) (U.S. dollars in millions)	Weighted Average Credit Quality (3)	Amortized Cost	Unrealized Gain/ (Loss)
WELLS FARGO & COMPANY	A+	$185.8	$4.6
JPMORGAN CHASE & CO.	A	178.6	1.7
CITIGROUP INC.	A-	163.7	6.0
RABOBANK NEDERLAND NV	AA-	156.5	7.9
BANK OF AMERICA CORPORATION	BBB+	145.8	4.3
THE GOLDMAN SACHS GROUP, INC.	A-	116.7	6.5
THE BANK OF NOVA SCOTIA	AA	109.5	1.3
NATIONAL AUSTRALIA BANK LIMITED	AA	107.3	2.8
UBS AG	AA	104.3	3.0
WESTPAC BANKING CORPORATION	AA	94.0	3.2
THE PNC FINANCIAL SERVICES GROUP, INC.	A	85.8	2.1
LLOYDS BANKING GROUP PLC	AA+	84.2	5.0
COMMONWEALTH BANK OF AUSTRALIA	AA+	82.9	2.7
BERKSHIRE HATHAWAY INC.	AA-	81.9	2.6
MORGAN STANLEY	A-	77.9	3.4
U.S. BANCORP	A+	76.1	0.7
BANK OF MONTREAL	AA	75.0	1.0
ING GROEP N.V.	AA-	72.4	3.3
HSBC HOLDINGS PLC	A+	71.9	0.8
AMERICAN EXPRESS COMPANY	A	71.5	1.9
BNP PARIBAS	A+	67.9	2.1
BB&T CORPORATION	A	66.0	0.6
ROYAL BANK OF CANADA	AA	64.7	1.0
GOVERNMENT OF NETHERLANDS (ABN AMRO)	AAA	62.0	5.6
____________

(1)	Includes Covered Bonds.

(2)	Excludes Life Funds Withheld Assets.

(3)
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

	June 30, 2014
Issuer (by Global Ultimate Parent) (1) (U.S. dollars in millions)	Tier One Amortized Cost	Upper Tier Two Amortized Cost	Total Amortized Cost	Net Unrealized (Loss)
JPMORGAN CHASE & CO.	$19.6	$—	$19.6	$(3.7)
AMERIPRISE FINANCIAL, INC.	5.3	—	5.3	(1.0)
WELLS FARGO & COMPANY	3.2	—	3.2	—
AMERICAN EXPRESS COMPANY	1.0	—	1.0	0.1
AVIVA PLC	0.9	—	0.9	—
STANDARD CHARTERED PLC	—	0.8	0.8	0.1
USB REALTY CORPORATION	0.5	—	0.5	0.1
STATE STREET CORPORATION	0.4	—	0.4	(0.1)
METLIFE, INC.	0.3	—	0.3	0.1
COMMONWEALTH BANK OF AUSTRALIA	0.2	—	0.2	—
Total	$31.4	$0.8	$32.2	$(4.4)
____________

(1)	Excludes Life Funds Withheld Assets.

At June 30, 2014, the top 10 corporate financial holdings, which exclude government guaranteed and government sponsored enterprises, represented approximately 5.0% of the aggregate fixed income portfolio and approximately 13.7% of all corporate holdings. The top 10 corporate bond holdings listed below represent the direct exposure to the corporations listed below, including their subsidiaries, and exclude any securitized, credit enhanced and collateralized asset or mortgage-backed securities, cash and cash equivalents, pooled notes and any over-the-counter (“OTC”) derivative counterparty exposures, if applicable, but does include Covered Bonds:

Top 10 Corporate Financial Holdings (1)(2)	Percentage of Aggregate Fixed Income Portfolio
WELLS FARGO & COMPANY	0.7%
JPMORGAN CHASE & CO.	0.6%
CITIGROUP INC.	0.6%
RABOBANK NEDERLAND NV	0.6%
BANK OF AMERICA CORPORATION	0.5%
THE GOLDMAN SACHS GROUP, INC.	0.4%
THE BANK OF NOVA SCOTIA	0.4%
NATIONAL AUSTRALIA BANK LIMITED	0.4%
UBS AG	0.4%
WESTPAC BANKING CORPORATION	0.3%
____________

(1)	Corporate issuers include Covered Bonds.

(2)	Excludes Life Funds Withheld Assets.
At June 30, 2014, the top 5 corporate sector exposures listed below represented 27.2% of the aggregate fixed income investment portfolio and 75.2% of all corporate holdings.

Top 5 Sector Exposures (1) (U.S. dollars in millions)	Carrying Value	Percentage of Aggregate Fixed Income Portfolio
Financials (2)	$3,078.7	11.2%
Consumer, non-Cyclical	1,829.5	6.7%
Consumer, Cyclical	947.7	3.4%
Industrial	874.3	3.2%
Utilities	731.5	2.7%
Total	$7,461.7	27.2%
____________

(1)	Excludes Life Funds Withheld Assets.

(2)	Government-guaranteed securities and Covered Bonds have been excluded from the above figures.
We also have exposure to credit risk associated with our mortgage-backed and asset-backed securities. The table below shows the breakdown of the $6.9 billion structured securities portfolio, of which 84.0% is AAA rated:

(U.S. dollars in millions)	Carrying Value (1)	Percentage of Structured Portfolio
Agency RMBS	$3,303.0	44.2%
Other ABS (2)	1,310.3	21.4%
CMBS	1,124.3	17.9%
Core CDO (non-ABS CDOs and CLOs)	738.1	9.8%
Non-Agency RMBS	415.5	6.7%
Total	$6,891.2	100.0%
____________

(1)	Excludes Life Funds Withheld Assets.

(2)	Includes Covered Bonds.
Credit Risk – Other (Excluding Life Funds Withheld Assets)
Credit derivatives are purchased within our investment portfolio and were sold through a limited number of contracts written as part of our previous financial lines business. From time to time, we may purchase credit default swaps to hedge an existing position or concentration of holdings. The credit derivatives are recorded at fair value. For further details with respect to our exposure to credit derivatives, see Item 1, Note 7, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements included herein.
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
Equity Price Risk (Excluding Life Funds Withheld Assets)
Equity price risk is the potential loss arising from changes in the market value of equities. Our equity investment portfolio is exposed to equity price risk. At June 30, 2014, our equity portfolio was approximately $896.6 million as compared to $952.8 million at December 31, 2013. This excludes fixed income fund investments of $92.1 million and $87.4 million at June 30, 2014 and December 31, 2013, respectively, that generally do not have the risk characteristics of equity investments but are treated as equity investments under U.S. GAAP. At June 30, 2014 and December 31, 2013, our direct allocation to equity securities was 2.9% and 2.6%, respectively, of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased). We also estimate the equity risk embedded in certain alternative and private investments. Such estimates are derived from market exposures provided to us by certain individual fund investments and/or internal statistical analyses.
Other Market Risks (Excluding Life Funds Withheld Assets)
Our private investment portfolio is invested in limited partnerships and other entities that are not publicly traded. In addition to normal market risks, these positions may also be exposed to liquidity risk, risks related to distressed investments and risks specific to startup or small companies. At June 30, 2014, our exposure to private investments, excluding unfunded commitments, was $279.3 million, representing 0.9% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) compared to $268.7 million at December 31, 2013.
Our alternative investment portfolio, which is exposed to equity and credit risk as well as certain other market risks, had a total exposure of $1.6 billion representing approximately 5.2% of the total investment portfolio (including cash and cash equivalents, accrued investment income and net payable for investments purchased) at June 30, 2014, as compared to December 31, 2013 when we had a total exposure of $1.5 billion representing approximately 4.2% of the fixed income investment portfolio.
At June 30, 2014 and December 31, 2013, bond index futures outstanding had a net short position of $719.3 million and a net long position of $8.5 million, respectively, and stock index futures outstanding had net long positions of $20.8 million and $27.3 million, respectively. We may reduce our exposure to these futures through offsetting transactions, including options and forwards.
As noted above, we also invest in certain derivative positions that can be impacted by market value movements. For further details on derivative instruments, see Item 1, Note 7, “Derivative Instruments,” to the Unaudited Consolidated Financial Statements included herein.

Sensitivity and Value-at-Risk Analysis (Excluding Life Funds Withheld Assets)
The table below summarizes our assessment of the estimated impact on the value of our investment portfolio at June 30, 2014 associated with an immediate and hypothetical: +100bps increase in interest rates, a -10% decline in equity markets, a +100bps widening in spreads and a +10% widening in spreads. The table also reports the 95%, 1-year VaRs for our investment portfolios at June 30, 2014, excluding foreign exchange. The interest rate, spread risk, and VaR shown in the table below exclude Life Funds Withheld Assets.
The table below excludes the impact of foreign exchange rate risk on our investment portfolio. Our investment strategy incorporates asset-liability management, and, accordingly, any foreign exchange movements impact the assets and liabilities approximately equally. See “Foreign Currency Exchange Rate Risk” for further details. We consider the investment portfolio VaR estimated results excluding foreign exchange rate risk to be the more relevant and appropriate metric to consider when assessing the actual risk of the investment portfolio.
The estimated results below also do not include any risk contributions from our various operating affiliates (strategic, investment manager or financial operating affiliates) or certain other investments that are carried at amortized cost.

(U.S. dollars in millions)	Interest Rate Risk (1)	Equity Risk (2)	Absolute Spread Risk (3)	Relative Spread Risk (4)	VaR (5) (6)
Total Investment Portfolio (7)	$(981.7)	$(181.2)	$(977.4)	$(68.2)	$645.6
(I) Fixed Income Portfolio	(975.8)	—	(945.6)	(64.7)	641.4
(a) Cash & Short Term Investments	(13.2)	—	(12.3)	(0.3)	25.6
(b) Total Government Related	(397.6)	—	(269.3)	(11.0)	245.1
(c) Total Corporate Credit	(360.2)	—	(392.3)	(32.2)	262.0
(d) Total Structured Credit	(204.7)	—	(271.6)	(21.2)	142.1
(II) Non-Fixed Income Portfolio	—	(181.2)	—	—	194.6
(e) Equity Portfolio	—	(98.6)	—	—	100.2
(f) Alternative Portfolio	—	(54.4)	—	—	96.7
(g) Private Investments	—	(28.2)	—	—	23.4
(h) Other	—	—	—	—	3.8
____________

(1)	The estimated impact on the fair value of our fixed income portfolio of an immediate hypothetical +100 bps adverse parallel shift in global bond curves.

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

(5)
The VaR results are based on a 95% confidence interval, with a one-year holding period, excluding foreign exchange rate risk. Our investment portfolio VaR at June 30, 2014 is not necessarily indicative of future VaR levels as these are based on statistical estimates of possible price changes and, therefore, exclude other sources of investment return such as coupon and dividend income.

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

(7)
Our Total Investment Portfolio also includes our Business and Other investments that do not form part of our Fixed Income Portfolio or Non-Fixed Income Portfolio. The individual results reported in the above table for our Total Investment Portfolio therefore represent the aggregate impact on our Fixed Income Portfolio, Non-Fixed Income Portfolio and the majority of our Other investments.

Stress Testing (Excluding Life Funds Withheld Assets)
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
Life Funds Withheld Assets
The table below shows the Life Funds Withheld Assets by credit rating in percentage terms at June 30, 2014:

Percentage of Aggregated Fixed Income Portfolio (1)
AAA	16.5%
AA	27.7%
A	31.7%
BBB	23.7%
BB or Below	0.4%
NR	—%
Total	100.0%
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

At June 30, 2014, the average credit quality of the Life Funds Withheld Assets was “A1/A+".
At June 30, 2014, the top 5 corporate sector exposures listed below represented 48.6% of the Life Funds Withheld Assets.

Top 5 Sector Exposures (U.S. dollars in millions)	Carrying Value	Percentage of Aggregate Fixed Income Portfolio
Financials (1)	$884.5	15.6%
Utilities	713.3	12.6%
Consumer, non-Cyclical	482.7	8.5%
Communications	397.1	7.0%
Industrial	275.4	4.9%
Total	$2,753.0	48.6%
____________

(1)	Government-guaranteed securities and Covered Bonds have been excluded from the above figures.

ITEM 4.	CONTROLS AND PROCEDURES
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
We are subject to legal proceedings as described in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material developments to such proceedings during the three months ended June 30, 2014.
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
Legal actions are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, we disclose an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or disclose that an estimate cannot be made. Based on our assessment at June 30, 2014, no such disclosures are considered necessary.

ITEM 1A.	RISK FACTORS
Refer to Item 1A., "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2013 for further information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliate Purchasers
The following table provides information about purchases by the Company during the three months ended June 30, 2014 of its ordinary shares:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
April 1, 2014 to April 30, 2014	1,846,953	$31.06	1,845,411	835.3 million
May 1, 2014 to May 31, 2014	1,743,441	$32.00	1,743,441	779.5 million
June 1, 2014 to June 30, 2014	1,887,151	$32.79	1,887,151	717.6 million
Total	5,477,545	$31.96	5,476,003	717.6 million
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

ITEM 6.	EXHIBITS

The following exhibits are filed as exhibits to this Quarterly Report:

3.1*	Amended and Restated Memorandum and Articles of Incorporation of XL Group plc

10.1*	Sale and Purchase Agreement, dated May 1, 2014, between GreyCastle Holdings Ltd. and XL Insurance (Bermuda) Ltd

10.2*	Retrocession Agreement, dated May 30, 2014, between XL Re Ltd and XL Life Reinsurance (SAC) Ltd. (for itself and acting in respect of its segregated account XL-1)

10.3*	Retrocession Agreement, dated May 30, 2014, between XL Re Europe SE and XL Life Reinsurance (SAC) Ltd. (for itself and acting in respect of its segregated account XL-1)

10.4*	Retrocession Agreement, dated May 30, 2014, between XL Re Ltd (UK Branch) and XL Life Reinsurance (SAC) Ltd. (for itself and acting in respect of its segregated account XL-1)

12*	Statements regarding computation of ratios

31*	Rule 13a-14(a)/15d-14(a) Certifications

32*	Section 1350 Certification

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 7, 2014
XL Group plc
(Registrant)
/s/ MICHAEL S. MCGAVICK

Name: Michael S. McGavick
Title: Chief Executive Officer and Director
XL Group plc

Date:	August 7, 2014
/s/ PETER R. PORRINO

Name: Peter R. Porrino
Title: Executive Vice President and Chief Financial Officer
XL Group plc